Form 10-Q
period 2009-09-30
STARWOOD PROPERTY TRUST, INC.
filed 2009-11-16
CIK 1465128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-34436

Starwood Property Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	27-0247747
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

591 West Putnam Avenue
Greenwich, Connecticut	06830
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(203) 422-7700

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter earlier period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of November 16, 2009, was 47,583,800.

PART I — Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheet
Condensed Consolidated Statement of Operations
Condensed Consolidated Statement of Stockholder’s Equity
Condensed Consolidated Statement of Cash Flows
Notes To Condensed Consolidated Financial Statements (Unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative And Qualitative Disclosures About Market Risk
Item 4. Controls And Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
INDEX TO EXHIBITS
EX-3.1
EX-3.2
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — Financial Information

Item 1.	Financial Statements
Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet
(Unaudited, amounts in thousands, except per share data)

As of
September 30, 2009
Assets:
Cash and cash equivalents	$892,714
Investments in mortgage backed securities held to maturity, net	202,635
Contractual deposits	5,000
Accrued interest receivable	1,025
Deferred financing costs, net of accumulated amortization of $3	340
Other assets	1,072

Total assets	$1,102,786

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$697
Related-party payable	2,210
Dividends payable	5,349
Secured financing agreements	171,507
Deferred offering costs	27,195
Other liabilities	281

Total liabilities	207,239
Commitments and contingencies (Note 9)	—
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share 100,000,000 shares authorized, no shares issued and outstanding	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 47,583,800 issued and outstanding	476
Additional paid-in capital	894,254
Accumulated deficit	(7,268)

Total Starwood Property Trust, Inc. Stockholders’ Equity	887,462
Noncontrolling interests in consolidated entity	8,085

Total Equity	895,547
Total liabilities and stockholders’ equity	$1,102,786

See notes to condensed consolidated financial statements

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations
(Unaudited, amounts in thousands, except per share data)

For the Period from
August 17, 2009
(Commencement of
Operations) Through
September 30, 2009
Net interest margin:
Interest income from mortgage backed securities	$865
Interest expense	(253)

Net interest margin	612
Expenses:
Management fees (including $811 of non-cash stock-based compensation)	2,465
General and administrative (including $11 of non-cash stock-based compensation)	501

Total operating expenses	2,966

Interest income from cash balances	583

Net loss	$(1,771)

Net income attributable to noncontrolling interests	148

Net loss attributable to Starwood Property Trust, Inc.	$(1,919)

Net loss per common share:
Basic	$(0.04)

Diluted	$(0.04)

Weighted average number of shares of common stock outstanding:
Basic	47,575,000

Diluted	47,575,000

See notes to condensed consolidated financial statements

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholder’s Equity
(Unaudited, amounts in thousands, except per share data)

					Total
					Starwood
					Property
			Additional		Trust, Inc.	Non-
	Common Stock		Paid-	Accumulated	Stockholders’	controlling	Total
	Shares	Par Value	In Capital	Deficit	Equity	interests	Equity
Balance at August 17, 2009
(Commencement of Operations)	100	$—	$1	$—	$1	$—	$1
Proceeds from public offering of common stock	46,575,000	466	931,034		931,500		931,500
Underwriting and offering costs			(57,592)		(57,592)		(57,592)
Proceeds from private placement	1,000,000	10	19,990		20,000		20,000
Cancelation of shares	(100)		(1)		(1)		(1)
Stock-based compensation			822		822		822
Net loss				(1,919)	(1,919)	148	(1,771)
Dividends declared, $0.11 per share				(5,349)	(5,349)		(5,349)
Contribution from noncontrolling interests						50,855	50,855
Distribution to noncontrolling interests						(42,918)	(42,918)

Balance at September 30, 2009	47,575,000	$476	$894,254	$(7,268)	$887,462	$8,085	$895,547

See notes to condensed consolidated financial statements

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows
(Unaudited, amounts in thousands, except per share data)

For the Period from
August 17, 2009
(Commencement of
Operations) Through
September 30, 2009
Cash Flows from Operating Activities:
Net loss	$(1,771)
Adjustments to reconcile net loss to net cash provided from operating activities:
Amortization of deferred financing costs	3
Amortization of net discount	(2)
Stock-based compensation	822
Changes in operating assets and liabilities:
Related-party payable	1,685
Interest income receivable, less purchased interest	(772)
Other assets	(1,072)
Accounts payable and accrued expenses	447
Other liabilities	281

Net cash used in operating activities	(379)
Cash Flows from Investing Activities:
Investment in commercial mortgage-backed securities held to maturity	(202,633)
Purchased interest on commercial mortgage-backed securities, net	(253)
Contractual deposits	(5,000)

Net cash used in investing activities	(207,886)
Cash Flows from Financing Activities:
Borrowings of secured financing arrangements	171,579
Principal repayments on borrowings	(72)
Payment of deferred financing costs	(343)
Repurchase and retirement of shares	(1)
Proceeds from common stock offerings	951,500
Payments of underwriting and offering costs	(29,622)
Contribution from noncontrolling interest owners	50,855
Distribution to noncontrolling interest owners	(42,918)

Net cash provided by financing activities	1,100,978
Net increase in cash and cash equivalents	892,713
Cash and cash equivalents, beginning of period	1
Cash and cash equivalents, end of period	$892,714

Supplemental disclosure of cash flow information:
Cash paid for interest	$86

Supplemental disclosure of non-cash financing activity:
Dividends declared	$5,349
Deferred offering costs	$27,195

See notes to condensed consolidated financial statements

STARWOOD PROPERTY TRUST, INC. and Subsidiaries
Notes To Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009
1. Business and Organization
Starwood Property Trust, Inc. and subsidiaries (the “Company”) is a Maryland corporation that commenced operations on August 17, 2009, upon the completion of its initial public offering. The Company is focused primarily on originating, investing in, financing and managing commercial mortgage loans and other commercial real estate debt investments. The Company may also invest in residential mortgage-backed securities and residential mortgage loans. The Company is externally managed and advised by SPT Management, LLC (the “Manager”).
The Company is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). As such, the Company will generally not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its taxable income to its stockholders by prescribed dates and complies with various other requirements.
The Company is organized as a holding company that conducts its business primarily through two wholly-owned subsidiaries, SPT Real Estate Sub I, LLC and SPT TALF Sub I, LLC. The Company has formed joint ventures (the “Joint Ventures”) with Starwood Hospitality Fund II (“Hotel II”) and Starwood Opportunity Fund VIII (“SOF VIII”), collectively the Starwood Private Real Estate Funds, in accordance with the co-investment and allocation agreement with our Manager. These Joint Ventures are owned 75% by the Company and are consolidated into the Company’s consolidated financial statements.
2. Summary of Significant Accounting Policies
Recent Accounting Pronouncements
Accounting Standards Codification (“ASC”) — In June 2009, the Financial Accounting Standards Board (“FASB”) issued a pronouncement establishing the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. The standard explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for Securities and Exchange Commission (“SEC”) registrants. This standard is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The Company has adopted this standard in the third quarter of 2009.
Disclosures about Fair Value of Financial Instruments — In April 2009, the FASB issued a statement requiring an entity to provide qualitative and quantitative information on a quarterly basis about fair value estimates for any financial instruments not measured on the balance sheet at fair value. The Company adopted this pronouncement in the third quarter of 2009.
Subsequent Events — In May 2009, the FASB issued a statement which introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The pronouncement is effective for interim periods ending after June 15, 2009. The Company adopted this pronouncement in the 2009 third quarter. The Company evaluates subsequent events as of the date of issuance of its financial statements and considers the impact of all events that have taken place to that date in its disclosures and financial statements when reporting on the Company’s financial position and results of operations. The Company has evaluated subsequent events through November 16, 2009 and has determined that no other events need to be disclosed.
Accounting for Transfers of Financial Assets — In June 2009, the FASB issued a statement which eliminates the concept of a “qualifying special-purpose entity” (“QSPE”) and requires more information about transfers of financial assets, including securitization transactions as well as a company’s continuing exposure to the risks related to transferred financial assets. This statement has not yet been codified but remains authoritative guidance until such time that it is integrated in the FASB ASC. This statement is effective for financial asset transfers made on or after January 1, 2010 and early adoption is prohibited. Management is currently evaluating the impact of adopting this statement on our consolidated financial statements.

STARWOOD PROPERTY TRUST, INC. and Subsidiaries
Notes To Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009
Amendments to Variable Interest Entity Accounting — In June 2009, the FASB issued a statement which amends the consolidation guidance applicable to variable interest entities (“VIEs”). The amendments will significantly affect the overall consolidation analysis. It changes the way a primary beneficiary is determined in a VIE and how entities account for securitizations and special purpose entities as a result of the elimination of the QSPE concept. This statement has not yet been codified but remains authoritative guidance until such time that it is integrated in the FASB ASC. This statement will be effective on January 1, 2010 and early adoption is prohibited. Management is currently evaluating the impact on our consolidated financial statements of adopting this statement.
Fair Value Measurements and Disclosures — In August 2009, the FASB issued a statement which provides guidance on measuring the fair value of liabilities. It clarifies that the unadjusted quoted price for an identical liability, when traded as an asset in an active market is a Level 1 measurement for the liability and provides guidance on the valuation techniques to estimate fair value of a liability in the absence of a Level 1 measurement. This statement is effective for the first interim or annual reporting period after its issuance. The adoption of this statement did not have a material effect on our consolidated financial statements.
Basis of Accounting and Principles of Consolidation
The accompanying condensed consolidated financial statements and related footnotes are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. Results for interim periods are not necessarily indicative of the results to be expected for the remainder of 2009.
The accompanying condensed consolidated financial statements include our accounts and those of our consolidated subsidiaries. All significant intercompany amounts have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
The Company uses plain English when describing or referencing accounting standards in the notes to the financial statements. As a result, there may be no reference to particular accounting standards by name, standard number, or Codification reference number.
Cash and Cash Equivalents
Cash and cash equivalents include cash in banks and short-term investments. Short-term investments are comprised of highly liquid instruments with original maturities of three months or less. The Company maintains its cash and cash equivalents in multiple financial institutions and at times these balances exceed federally insurable limits.
Debt Securities
GAAP requires that at the time of purchase, the Company designate debt securities as held-to-maturity, available-for-sale, or trading depending on ability and intent to hold such security to maturity. Held-to-maturity investments are stated at cost plus any premiums or discounts, which are amortized through the consolidated statements of income using the effective interest method. Securities that the Company does not hold for the purpose of selling in the near-term, but may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. As of September 30, 2009, all of the Company’s debt securities were designated as held-to-maturity.
The Company evaluates securities for other-than-temporary impairment (“OTTI”) at least quarterly. Securities are considered to be other-than-temporarily impaired when it is probable that we will be unable to recover our investment. The evaluation of a security’s estimated cash flows includes the following, as applicable: (i) review of the credit of the issuer or the borrower; (ii) review of the credit rating of the security, (iii) review of the key terms of the security, (iv) review of the performance of the loan or underlying loans, including debt service coverage and loan-to-value ratios; (v) analysis of the value of the collateral for the loan or underlying loans, (vi) analysis of the effect of local, industry, and broader economic factors, and (vii) analysis of historical and anticipated trends in defaults and loss severities for similar securities. Unrealized losses on securities that are other than temporary are charged against earnings as a loss on the consolidated statements of operations.

STARWOOD PROPERTY TRUST, INC. and Subsidiaries
Notes To Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009
Revenue Recognition
Interest income is accrued based on the outstanding principal amount of the investment security or loan and the contractual terms. Discounts or premiums associated with the purchase of an investment security are amortized into interest income on an effective yield or “interest” method, based on expected cash flows through the expected maturity date of the security. Depending on the nature of the investment, changes to expected cash flows may result in a prospective change to yield or a retrospective change, which would include a catch up adjustment. Upon settlement of securities, the excess (or deficiency) of net proceeds over the net carrying value of such security or loan is recognized as a gain (or loss) in the period of settlement. Investment security transactions are recorded on the trade date.
Deferred Financing Costs
Costs incurred in connection with securitized financing are capitalized and amortized over the respective loan terms and are reflected on the accompanying statement of operations as a component of interest expense. As of September 30, 2009, the Company had approximately $340,000 of capitalized financing costs, net of amortization.
Earnings per share
The Company calculates basic earnings per share by dividing net income for the period by the weighted average of common shares outstanding for that period. Diluted earnings per share takes into effect the dilutive instruments, such as restricted stock and restricted stock units, except when doing so would be antidilutive. As of September 30, 2009, there were 1,051,300 dilutive securities outstanding.
Share-based payments
The Company recognizes the cost of share-based compensation and payment transactions in the consolidated financial statements using the same expense category as would be charged for payments in cash. The fair value of the restricted stock or restricted stock-units granted is recorded to expense on a straight-line basis over the vesting period for the entire award, with an offsetting increase in stockholders’ equity. For grants to employees and directors, the fair value is determined based upon the stock price on the grant date. For nonemployee grants, the fair value is based on the stock price when the shares vest, which requires the amount to be adjusted in each subsequent reporting period based on the fair value of the award at the end of the reporting period until such time as the award has vested.
Income Taxes
The Company has elected to be taxed as a REIT and intends to comply with the Code, as amended, with respect thereto. Accordingly, the Company will not be subject to federal income tax to the extent of its distributions to shareholders as long as certain asset, income and stock ownership test are met. Many of these requirements are technical and complex and if we fail to meet these requirements we may be subject to federal, state, and local income tax and penalties.
Underwriting Commissions and Offering Costs
Underwriting commissions and costs incurred in connection with our initial public offering totaled approximately $57.6 million and are reflected as a reduction of additional paid-in capital.

STARWOOD PROPERTY TRUST, INC. and Subsidiaries
Notes To Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009
3. Commercial Mortgage-Backed Securities (“CMBS”)
For the quarter ended September 30, 2009, the Company invested in CMBS through a joint venture with SOF VIII in which the Company owns a 75% controlling interest and is required to consolidate under GAAP. The table below represents 100% of the joint venture activity.

	Gross Book	Premium	Net Book
	Value	(Discount)	Value
Balance as of August 11, 2009 (commencement of operations)	$—	$—	$—
Acquisitions	202,699	(66)	202,633
Discount/premium amortization	—	2	2

Balance as of September 30, 2009	$202,699	$(64)	$202,635

The overall statistics for our CMBS investments calculated on a weighted average basis assuming no early prepayments or defaults as of September 30, 2009 are as follows:

Credit Ratings (A)	AAA
Coupon	5.62%
Yield	5.69%
Weighted Average Life	2.20 years

(A)	Ratings per Fitch, Moody’s or S&P.
The rating, vintage, property type, and location of the collateral securing our CMBS investments calculated on a weighted average basis as of September 30, 2009 are as follows:

Vintage	Percentage
2006	49.7%
2007	50.3%

Total	100.0%

Property Type	Percentage
Office	37.2%
Retail	31.0%
Multifamily	14.4%
Hotel	8.2%
Industrial	3.5%
Other	5.7%

Total	100.0%

Location	Percentage
Northeast	27.6%
South	28.6%
Midwest	11.6%
West	23.9%
Other	8.3%

Total	100.0%

STARWOOD PROPERTY TRUST, INC. and Subsidiaries
Notes To Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009
4. Secured Financing Facilities
On August 28, 2009 and September 25, 2009, the Company entered into multiple Federal Reserve Bank of New York Term Asset-backed securities Loan Facilities (“TALF”) through its joint venture with SOF VIII. The TALF loans are non-recourse, bear a fixed interest rate and mature five years from the loan closing dates. The loans are collateralized by the Company’s CMBS investments, which are held in a Master TALF Collateral Account and are under the control of the lender until the loan is satisfied. As of September 30, 2009, the amounts outstanding under the TALF facility were approximately $171.5 million.

	Debt	Collateral
	Book Value	Book Value
August 28, 2009, TALF loans, fixed rate 3.872%, mature August 2014	$55,030	$64,907

September 25, 2009, TALF loans, fixed rate 3.796%, mature September 2014	116,477	137,728

Total	$171,507	$202,635

Principal repayments are due on the TALF financing when principal is collected on the underlying CMBS securities, which can be paid off earlier or later than expected based on certain market factors including asset sales or loan defaults. As of September 30, 2009, the Manager has no anticipation of early principal repayments loan defaults of the underlying CMBS. The following table represents our five-year principal repayments schedule for the TALF secured financing assuming no early prepayments or defaults of the underlying CMBS assets.

Debt
Book
Value
2009	$—
2010	—
2011	85,945
2012	85,562
2013 and thereafter	—

Total	$171,507

5. Related-Party Transactions
Management Agreement
The Company entered into a management agreement with our Manager upon closing of our initial public offering, which provides for an initial term of three years with automatic one-year extensions thereafter unless terminated as described below. Under the management agreement, our Manager, subject to the oversight of our Board of Directors, is required to manage the day-to-day activities of the Company, for which the Manager receives a base management fee and is eligible for an incentive fee and stock awards. The Manager is also entitled to charge the Company for certain expenses incurred on behalf of the Company.
In accordance with the management agreement, the Company pays the Manager an annual base management fee calculated as 1.5% per annum of stockholders’ equity less adjustments for unrealized gains (losses) and other non-cash items affecting stockholders’ equity and less any common stock repurchased since inception. These fees are payable quarterly in arrears and adjustments shall be made at the end of each calendar year to reflect the actual management fees payable for the year. For the period ended September 30, 2009, approximately $1.7 million was incurred and payable to the Manager for base management fees.

STARWOOD PROPERTY TRUST, INC. and Subsidiaries
Notes To Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009
The Manager will be entitled to an incentive fee with respect to each calendar quarter based on annualized Core Earnings as defined below. The incentive fee is calculated as 20% of the excess of Core Earnings over 8% of the weighted average shares outstanding times the weighted average public offering issue price. Core Earnings is a non-GAAP measure defined as GAAP net income (loss) excluding non-cash equity compensation expense, the incentive fee, unrealized gains, losses, or other non-cash items. The incentive fee shall be payable one-half in common stock so long as the ownership of shares by the Manager does not exceed the 9.8% stock ownership limit set forth in the Company charter. As of September 30, 2009, no incentive fee was earned by the Manager.
The Company will be required to reimburse the Manager for operating expenses incurred by the Manager on behalf of the REIT, including legal, accounting, due diligence, executive compensation and other services. The expense reimbursement is not subject to any dollar limitations but will be subject to review by the Company’s Board of Directors. For the period ended September 30, 2009, approximately $30,000 was incurred and payable to the Manager for executive compensation and other reimbursable expenses.
Prior to commencement of operations, the Manager advanced approximately $148,000 to the Company for the initial capitalization and cash for payment of SEC and other required filing fees in connection with the initial public offering. The Company repaid the cash advances in full after receipt of the proceeds from the initial public offering.
In connection with the initial public offering, the Company incurred an estimated $525,000 for services provided by parties related to affiliates of our Manager. As of September 30, 2009, these costs had been recorded as related-party payable and a reduction in additional paid-in capital.
After the initial three-year term, the Company can terminate the management agreement without cause with an affirmative two thirds vote by the independent directors and 180 days written notice to the Manager. Upon termination without cause, the Manager is due a termination fee equal to three times the sum of the average annual base management fee and incentive fee earned by the Manager over the preceding eight calendar quarters. No termination fee is payable if the Manager is terminated for cause, as defined in the management agreement, which can be done at anytime with 30 days written notice from the Company’s board of directors.
6. Stockholders’ Equity
Our authorized capital stock consists of 100,000,000 shares of preferred stock, $0.01 par value and 500,000,000 shares of common stock, $0.01 par value.
On August 17, 2009, the Company completed its initial public offering, in which it sold 46,575,000 shares of common stock for $20 per share, and a concurrent private placement to an entity controlled by Starwood Capital Group of an additional 1,000,000 shares of common stock for $20 per share. The Company’s total net proceeds from these offerings was approximately $921.1 million, excluding $27.2 million contingent underwriter fee (see Note 9).
The Company declared a dividend of $0.01 and $0.10 per share for the third and fourth quarters of 2009, respectively, on September 18, 2009. The dividends will be paid on January 29, 2010, to shareholders of record on October 31, 2009 and December 30, 2009, respectively.
Equity Incentive Plans
The Company has reserved 3,112,500 shares of common stock for issuance under the Equity Plan and Manager Equity Plan and an additional 100,000 shares of common stock for issuance under the Director Stock Plan. These plans provide for the issuance of restricted stock or restricted stock units. The holders of awards of restricted stock or restricted stock units will be entitled to receive dividends or “distribution equivalents,” which in either case will be payable at such time dividends are paid on outstanding shares.

STARWOOD PROPERTY TRUST, INC. and Subsidiaries
Notes To Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009
The Company granted each of its four directors 2,200 restricted shares in August 2009, with a total fair value of $176,000. The awards will vest ratably in three annual installments on each of the first second and third anniversaries of the grant, subject to the director’s continued service. As of September 30, 2009, approximately $7,000 was included in general and administrative expense related to the grants.
In August 2009, the Company granted 1,037,500 restricted stock units with a fair value of approximately $20.8 million at the grant date to the Manager under the Manager Equity Plan. The award will vest ratably in quarterly installments over three years beginning on October 1, 2009. As of September 30, 2009, approximately $811,000 was included in Manager stock-based payment expense related to this grant.
The Company granted 5,000 restricted stock units with a fair value of $100,000 to employees under the Equity Plan in August 2009. The award will vest ratably in quarterly installments over three years beginning on October 1, 2009. As of September 30, 2009, approximately $4,000 was included in general and administrative expense related to this grant.
7. Net Loss per Share
Net loss per share for the period since commencement of operations through September 30, 2009, is computed as follows (amounts in thousands except share and per share):

Basic:
Net loss attributable to Starwood Property Trust, Inc.	$(1,919)
Weighted average number of common shares outstanding	47,575,000
Basic net loss per common share	$(0.04)

Diluted:
Net loss attributable to Starwood Property Trust, Inc.	$(1,919)
Weighted average number of common shares outstanding	47,575,000
Additional shares due to assumed conversion of dilutive instruments	—
Adjusted weighted average number of common shares outstanding	47,575,000
Diluted net loss per common share	$(0.04)
Potentially dilutive shares relating to 1,051,300 shares of restricted stock and restricted stock units are not included in the calculation of diluted net loss per share because the effect was antidilutive for the period ended September 30, 2009.
8. Fair Value of Financial Instruments
In cases where quoted market prices are not available, fair values are based upon the estimation of discount rates to estimated future cash flows using market yields or other valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, fair values are not necessarily indicative of the amount the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

STARWOOD PROPERTY TRUST, INC. and Subsidiaries
Notes To Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009
Due to the short maturities of cash and cash equivalents, accrued interest, and accounts payable, the carrying value was deemed to be an approximation of the fair value. The fair value of investment securities were based upon valuations obtained from dealers of those securities. The fair value of the secured financing facilities was based on a discounted cash flow analysis using the TALF rates on September 25, 2009.

	Carrying	Fair
	Value	Value
Financial Assets:
CMBS	$202,635	$203,203

Financial Liabilities:
Secured financing	$171,507	$171,507
9. Commitments and Contingencies
In connection with the Company’s initial public offering, the Company is required to pay $27.2 million of underwriters’ fee if the Company’s Core Earnings exceeds an 8% performance hurdle rate over four consecutive quarters as defined in the underwriters’ agreement. Based on our original business plan, the Company expects to achieve this level of earnings. Therefore, the Company recorded a deferred liability and an offsetting reduction in additional paid-in capital for the full $27.2 million.
The Company has made a $5 million non-refundable deposit related to an agreement to acquire a portfolio of loans with $147.5 million principal value secured by seven properties located in the Southeast and leased a single tenant for approximately $110 million.
Management is not aware of any other contractual obligations, legal proceedings, or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on the Company’s financial statements.
10. Subsequent Events
The Company has evaluated subsequent events through November 16, 2009, the date these financial statements were issued, and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the unaudited consolidated financial statements except for the following:
In October 2009, the Company acquired approximately $13 million face value of bonds secured by a mortgage on a New York City hotel for approximately $11 million.
In November 2009, the Company acquired a portfolio of loans with $147.5 million principal value secured by seven properties located in the Southeast and leased to a single tenant for approximately $110 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this quarterly report on Form 10-Q, or this “report”, we refer to Starwood Property Trust, Inc. and our subsidiaries as “we”, “us”, “the Company”, or “our” unless we specifically state otherwise.
The following should be read in conjunction with the consolidated financial statements and notes included herein. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain Non-GAAP financial measures. See “Non-GAAP Financial Measures” and supporting schedules for reconciliation of our Non-GAAP financial measures to the comparable GAAP financial measures.
Overview
Starwood Property Trust, Inc. is a newly organized Maryland corporation focused primarily on originating, investing in, and financing commercial mortgage loans and other commercial real estate debt investments, commercial mortgage-backed securities (“CMBS”), and other commercial real estate-related debt investments. We may also invest in residential mortgage loans, residential mortgage-backed securities (“RMBS”) for which a U.S. Government agency or a federally chartered corporation guarantees payments of principal and interest on the securities, or Agency RMBS, and RMBS that are not guaranteed by any U.S. Government agency or federally chartered corporation, or Non-Agency RMBS. We collectively refer to commercial mortgage loans, other commercial real estate debt investments, CMBS, other commercial real estate-related debt investments, residential mortgage loans, and RMBS as our target assets.
Initially, we expect to focus on opportunities that exist in the U.S. commercial mortgage loan, commercial real estate debt, and CMBS markets. As market conditions change over time, we may adjust our strategy to take advantage of changes in interest rates and credit spreads as well as economic and credit conditions. We believe that the diversification of our portfolio of assets, our expertise among the target asset classes, and the flexibility of our strategy will position us to generate attractive risk-adjusted returns for our stockholders in a variety of assets and market conditions.
We intend to construct a diversified investment portfolio by focusing on asset selection and the relative value of various sectors within the debt market. Initially, we expect to finance our investments with financing under the Federal Reserve’s Term Asset-Backed Securities Loan Facility (“TALF”) or U.S. Treasury’s Public-Private Investment Program (“PPIP”), to the extent available to us, as well as through securitizations and other sources of financing that may be available to us, including warehouse and bank credit facilities.
The Company is organized as a holding company that conducts its business primarily through two wholly-owned subsidiaries, SPT Real Estate Sub I, LLC and SPT TALF Sub I, LLC. The Company has formed joint ventures (the “Joint Ventures”) with Starwood Hospitality Fund II (“Hotel II”) and Starwood Opportunity Fund VIII (“SOF VIII”), collectively the Starwood Private Real Estate Funds, in accordance with the co-investment and allocation agreement with our Manager. These Joint Ventures are owned 75% by the Company and are consolidated into the Company’s consolidated financial statements.
We are externally managed and advised by SPT Management, LLC (our “Manager”). Our Manager is controlled by Barry Sternlicht, our chairman and chief executive officer. SPT Management, LLC is an affiliate of Starwood Capital Group, a privately-held private equity firm founded and controlled by Mr. Sternlicht. Pursuant to a management agreement, dated August 17, 2009, between our Manager and us, our Manager provides for the day-to-day management of our operations in exchange for the fees and other payments described below.
We intend to elect and qualify to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2009. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the 1940 Act.

Factors Impacting Our Operating Results
Our results of our operations are affected by a number of factors and primarily depend on, among other things, the level of our net interest income, and the supply of, and demand for, commercial mortgage loans, commercial real estate debt, CMBS and other financial assets in the marketplace. Our net interest income, which reflects the amortization of purchase premiums and accretion of purchase discounts, varies primarily as a result of changes in interest rates, prepayment rates on our mortgage loans and prepayment speeds on our MBS. Interest rates and prepayment rates vary according to the type of investment, conditions in the financial markets, credit worthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers whose mortgage loans are held directly by us or are included in our CMBS and/or RMBS.
Changes in Fair Value of Our Assets. It is our business strategy to hold our target assets as long-term investments. As such, we expect that the majority of our MBS (including CMBS and RMBS) will be carried at amortized cost as held-to-maturity securities. As a result, we do not expect changes in the fair value of the assets to normally impact our operating results. However, at least on a quarterly basis, we assess both our ability and intent to continue to hold such assets to maturity. As part of this process, we monitor our target assets for other-than-temporary impairment. A change in our ability and/or intent to continue to hold any of our investment securities could result in our recognizing an impairment charge or realizing losses upon the sale of such securities.
Changes in Market Interest Rates. With respect to our business operations, increases in interest rates, in general, may over time cause:
•	the interest expense associated with our borrowings to increase;

•	the value of our mortgage loan and MBS portfolio to decline;

•	coupons on our adjustable-rate mortgage loans to reset, although on a delayed basis, to higher interest rates;

•
to the extent applicable under the terms of our investments, prepayments on our mortgage loan portfolio and MBS to slow, thereby slowing the amortization of our purchase premiums and the accretion of our purchase discounts; and

•	to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to increase.
Conversely, decreases in interest rates, in general, may over time cause:
•	the interest expense associated with our borrowings to decrease;

•	the value of our mortgage loan and MBS portfolio to increase;

•	coupons on our adjustable-rate mortgage loans and MBS to reset, although on a delayed basis, to lower interest rates.

•
to the extent applicable under the terms of our investments, prepayments on our mortgage loan and MBS portfolio to increase, thereby accelerating the amortization of our purchase premiums and the accretion of our purchase discounts;

•	to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease, and
Credit Risk. One of our strategic focuses is acquiring assets which we believe to be of high credit quality in the context of the returns we are seeking. We believe this strategy will generally keep our credit losses and financing costs low. We are subject to varying degrees of credit risk in connection with our target assets. Our Manager will seek to mitigate this risk by seeking to acquire high quality assets at appropriate prices given anticipated and unanticipated losses, deploying a comprehensive review and asset selection process, and careful ongoing monitoring of acquired assets. Nevertheless, unanticipated credit losses could occur which could adversely impact our operating results.

Size of Portfolio. The size of our portfolio of assets, as measured by the aggregate principal balance of our mortgage-related securities and the other assets we own is also a key revenue driver. Generally, as the size of our portfolio grows, the amount of interest income we receive increases. A larger portfolio, however, may result in increased expenses as we may incur additional interest expense to finance the purchase of our assets.
Market Conditions. We believe that our target assets currently present highly attractive risk-adjusted return profiles. Beginning in the summer of 2007, adverse changes in the financial markets have resulted in a deleveraging of the entire global financial system and the forced sale of large quantities of mortgage-related and other financial assets. As a result of these conditions, many traditional mortgage investors have suffered severe losses in their loan and securities portfolios and several major market participants have failed or been impaired, resulting in a contraction in market liquidity for mortgage-related assets. This illiquidity has negatively affected both the terms and availability of financing for all mortgage-related assets, and has generally resulted in mortgage-related assets trading at significantly lower prices compared to prior periods. The recent period has also been characterized by an almost across the board downward movement in loan and securities valuations, even though different mortgage pools have exhibited widely different default rate and performance characteristics.
In an effort to stem the fallout from current market conditions, the United States and other nations have begun to inject unprecedented levels of liquidity into the financial system and take other actions designed to create a floor in financial asset valuations, restore stability to the financial sector and support the flow of credit and other capital into the broader economy. Significant government intervention has mitigated weakness in financial markets as evidenced by a tightening of credit spreads in the broader markets, but commercial real estate property transaction volume and financing activity remain constrained. There has been a significant lack of new issuance in the CMBS market, although the secondary CMBS prices are generally higher since our initial offering in light of government programs such as TALF. Various public companies and private funds have formed or been announced since our initial offering, which we expect will increase competition for investment opportunities in our target assets.
Critical Accounting Policies and Use of Estimates
Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. In accordance with SEC guidance, the following discussion addresses the critical accounting policies that apply to our operations. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that the decisions and assessments upon which our financial statements are based are reasonable based upon information available to us at that time. Our critical accounting policies and accounting estimates may be expanded over time as we fully implement our strategy. The accounting policies and estimates that we initially expect to be most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.
Classification of Investment Securities and Valuations of Financial Instruments
Our MBS investments are expected to initially consist primarily of commercial real estate debt instruments and CMBS that we will classify as either available-for-sale or held-to-maturity. To date, all investments have been classified as held-to-maturity and are carried at amortized cost, net of deferred fees and costs, with income recognized using the effective interest method. However, future investments in MBS may be classified as available-for-sale, in which case they will be carried at their fair value, with changes in fair value recorded through accumulated other comprehensive income/(loss), a component of stockholders’ equity, rather than through earnings. We do not intend to hold any of our investment securities for trading purposes; however, if our securities were classified as trading securities, there could be substantially greater volatility in our earnings as changes in the fair value of securities classified as trading are recorded through earnings.

When the estimated fair value of a security is less than amortized cost, we will consider whether there is an other-than-temporary impairment (“OTTI”) in the value of the security. Unrealized losses on securities considered to be other-than-temporary will be recognized in earnings. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. Consideration is given to (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of recovery in fair value of the security, and (iii) our intent to retain our investment in the security, or whether it is more likely than not we will be required to sell the security before its anticipated recovery in fair value. Investments with unrealized losses will not be considered other-than-temporarily impaired if we have the ability and intent to hold the investments for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Our management may be required to exercise significant judgment in evaluating our investments for OTTI, and changes in assumptions could have a material impact on our recorded results of operations and financial position.
Loans Held-for-Investment
Loans held-for-investment will be stated at the principal amount outstanding, net of deferred loan fees and costs. Interest income will be recognized using the interest method or a method that approximates a level rate of return over the loan term. Net deferred loan fees and origination and acquisition costs will be recognized in interest income over the loan term as yield adjustment. Loans that we have a plan to sell or liquidate in the near term will be held at the lower of cost or fair value.
Loan Impairment
For loans classified as held-for-investment, we will evaluate the loans for possible impairment on a quarterly basis. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. Impairment will then be measured based on the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, we record an allowance to reduce the carrying value of the loan accordingly and record a corresponding charge to net income. Significant judgments are required in determining impairment, including making assumptions regarding the value of the loan, the value of the underlying collateral and other provisions such as guarantees.
Securitizations
We may periodically enter into transactions in which we sell financial assets, such as commercial mortgage loans, CMBS, and other assets. Upon a transfer of financial assets, we will sometimes retain or acquire senior or subordinated interests in the related assets. Gains and losses on such transactions will be recognized based on a financial components approach that focuses on control. Under this approach, after a transfer of financial assets that meets the criteria for treatment as a sale—legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint, and transferred control—an entity recognizes the financial and servicing assets it acquired or retained and the liabilities it has incurred, derecognizes financial assets it has sold, and derecognizes liabilities when extinguished. We will determine the gain or loss on sale of mortgage loans by allocating the carrying value of the underlying mortgage between securities or loans sold and the interests retained based on their fair values. The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the securities or loans sold. From time to time, we may securitize mortgage loans we hold if such financing is available. These transactions will be accounted for as either a “sale” and the loans will be removed from our balance sheet or as a “financing” and will be classified as “securitized loans” on our balance sheet, depending upon the structure of the securitization transaction. This may require us to exercise significant judgment in determining whether a transaction should be recorded as a “sale” or a “financing.”
Investment Consolidation
For each investment we make, we evaluate the underlying entity that issued the securities we acquired or to which we make a loan to determine the appropriate accounting. A similar analysis is performed for each entity with which we enter into an agreement for management, servicing or related services. GAAP addresses the application of consolidation principles to certain entities in which voting rights are not effective in identifying an investor with a controlling financial interest. This determination can sometimes involve complex and subjective analyses.

Interest Income Recognition
We expect that interest income on our mortgage loans and AAA-rated MBS will be accrued based on the actual coupon rate and the outstanding principal balance of such assets. Premiums and discounts will be amortized or accreted into interest income over the lives of the assets using the effective yield method, as adjusted for actual prepayments.
For our securities rated below AAA and unrated securities, cash flows from a security are estimated applying assumptions used to determine the fair value of such security and the excess of the future cash flows over the investment are recognized as interest income under the effective yield method. We review and, if appropriate, make adjustments to our cash flow projections at least quarterly and monitor these projections based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in interest income recognized on, or the carrying value of, such securities.
For whole loans purchased at a discount, GAAP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. The excess of contractual cash flows over cash flows expected to be collected is not allowed to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment.
Hedging Instruments and Hedging Activities
GAAP requires an entity to recognize all derivatives as either assets or liabilities in the balance sheets and to measure those instruments at fair value. Additionally, the fair value adjustments affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.
Although we have not done so to date, in the normal course of business, we may use a variety of derivative financial instruments to manage, or hedge, interest rate risk. These derivative financial instruments must be effective in reducing our interest rate risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument included in net income for each period until the derivative instrument matures or is settled. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income.
We will use derivatives for hedging purposes only and not for speculation. When we have derivatives, we will determine the fair value in accordance with GAAP and may obtain quotations from a third party to facilitate the process of determining these fair values. If our hedging activities do not achieve our desired results, our reported earnings may be adversely affected.
Income Taxes
Our financial results are generally not expected to reflect provisions for current or deferred income taxes. We believe that we operate in a manner that allows us to qualify for taxation as a REIT. As a result of our expected REIT qualification, we do not generally expect to pay U.S. federal corporate level taxes. Many of the REIT requirements, however, are highly technical and complex. If we were to fail to meet the REIT requirements, we would be subject to U.S. federal, state and local income taxes.

Recent Accounting Pronouncements
Accounting Standards Codification (“ASC”) — In June 2009, the Financial Accounting Standards Board (“FASB”) issued a pronouncement establishing the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. The standard explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for Securities and Exchange Commission (“SEC”) registrants. This standard is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The Company has adopted this standard in the third quarter of 2009.
Disclosures about Fair Value of Financial Instruments — In April 2009, the FASB issued a statement requiring an entity to provide qualitative and quantitative information on a quarterly basis about fair value estimates for any financial instruments not measured on the balance sheet at fair value. The Company adopted this pronouncement in the third quarter of 2009.
Subsequent Events — In May 2009, the FASB issued a statement which introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The pronouncement is effective for interim periods ending after June 15, 2009. The Company adopted this pronouncement in the 2009 third quarter. The Company evaluates subsequent events as of the date of issuance of its financial statements and considers the impact of all events that have taken place to that date in its disclosures and financial statements when reporting on the Company’s financial position and results of operations. The Company has evaluated subsequent events through November 9, 2009 and has determined that no other events need to be disclosed.
Accounting for Transfers of Financial Assets — In June 2009, the FASB issued a statement which eliminates the concept of a “qualifying special-purpose entity” (“QSPE”) and requires more information about transfers of financial assets, including securitization transactions as well as a company’s continuing exposure to the risks related to transferred financial assets. This statement has not yet been codified but remains authoritative guidance until such time that it is integrated in the FASB ASC. This statement is effective for financial asset transfers made on or after January 1, 2010 and early adoption is prohibited. Management is currently evaluating the impact of adopting this statement on our consolidated financial statements.
Amendments to Variable Interest Entity Accounting — In June 2009, the FASB issued a statement which amends the consolidation guidance applicable to variable interest entities (“VIEs”). The amendments will significantly affect the overall consolidation analysis. It changes the way a primary beneficiary is determined in a VIE and how entities account for securitizations and special purpose entities as a result of the elimination of the QSPE concept. This statement has not yet been codified but remains authoritative guidance until such time that it is integrated in the FASB ASC. This statement will be effective on January 1, 2010 and early adoption is prohibited. Management is currently evaluating the impact on our consolidated financial statements of adopting this statement.
Fair Value Measurements and Disclosures — In August 2009, the FASB issued a statement which provides guidance on measuring the fair value of liabilities. It clarifies that the unadjusted quoted price for an identical liability, when traded as an asset in an active market is a Level 1 measurement for the liability and provides guidance on the valuation techniques to estimate fair value of a liability in the absence of a Level 1 measurement. This statement is effective for the first interim or annual reporting period after its issuance. The adoption of this statement did not have a material effect on our consolidated financial statements.
Results of Operations
We began our principal operations on August 17, 2009. We are currently in the process of investing the proceeds of our initial public offering and private placement transactions. Results for the initial period of our operations are not indicative of the results we expect when our investment strategy has been fully implemented.
Our net loss attributable to common shareholders for the period August 17, 2009 (commencement of operations) through September 30, 2009 was approximately $1.9 million or $0.04 per weighted average common share (basic and diluted). We earned investment income on our portfolio of CMBS of approximately $865,000 and incurred approximately $253,000, for a net interest margin of approximately $612,000. In addition, we earned approximately $583,000 in interest income on cash balances.
For the period August 17, 2009 through September 30, 2009, our non-investment expenses totaled $3.0 million and consisted of base Management fees payable to our Manager ($1.7 million), non-cash stock-based expense related to the amortization of grants issued to our Manager upon completion of our initial public offering ($0.8 million), and other general and administrative expenses ($0.5 million). The other general and administrative expense includes insurance, professional fees, employee compensation costs, and general overhead costs for the Company. There was no incentive management fee incurred for the period.

Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. We will use significant cash to purchase our target assets, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations. Our primary sources of cash currently consist of the net proceeds from our August 2009 initial public offering and private placement, payments of principal and interest we receive on our portfolio of assets, cash generated from our operating results and financing arrangements such as non-recourse loans provided through the TALF.
As of September 30, 2009, we had cash and cash equivalents of $892.7 million which we believe is sufficient to satisfy our liquidity needs for the next twelve months with respect to our current investment portfolio, operating expenses, and REIT distribution requirements. We anticipate using additional sources of liquidity, in addition to cash on hand, to purchase our target assets over the next twelve months.
Additional sources of liquidity we may use in the future include (i) investments in funds that have non-recourse term borrowing facilities and capital provided under the PPIP, (ii) non-recourse loans provided under the TALF, (iii) securitizations, (iv) private financing such as warehouse and bank credit facilities, and (v) public offerings of our equity or debt securities. If we are unable to obtain financing through U.S. Government programs and unable to invest in the asset classes expected to be financed through these programs at attractive rates of return on an unlevered basis, then we will either utilize other financing sources or we will not invest in these asset classes.
Leverage Policies
We intend to employ prudent leverage, to the extent available, to fund the acquisition of our target assets and to increase potential returns to our stockholders. Although we are not required to maintain any particular leverage ratio, the amount of leverage we will deploy for particular investments in our target assets will depend upon our Manager’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial and residential mortgage markets, our outlook for the level, slope, and volatility of interest rates, the credit quality of our assets, the collateral underlying our assets, and our outlook for asset spreads relative to the LIBOR curve.
We expect, initially, that we may deploy leverage on our commercial mortgage loans, on a debt-to-equity basis, of up to 3-to-1. In addition, we have and expect to continue to deploy leverage on a debt-to-equity basis, of up to 6-to-1 in conjunction with financings that may be available to us under programs established by the U.S. Government. We consider these initial leverage ratios to be prudent for these asset classes.
Contractual Obligations and Commitments
Contractual obligations as of September 30, 2009 are as follows (amounts in thousands):

		Less than 1	1 to 3	3 to 5	More than 5
	Total	year	years	years	years
Secured financings, including interest payable	$186,064	$6,932	$179,132	$—	$—

Acquisition commitments	106,000	106,000	—	—	—

Total	$292,064	$112,932	$179,132	$—	$—

The table above does not does not include amounts due under our management agreement or Underwriters Agreement as those obligations, discussed below, do not have fixed and determinable payments.
Pursuant to the management agreement between our Manager and us, our Manager provides for the day-to-day management of our operations in exchange for the fees and other payments described below.
Base Management Fee — The base management fee is 1.5% of our stockholders’ equity per annum and calculated and payable quarterly in arrears. For purposes of calculating the management fee, our stockholders’ equity means: (a) the sum of (1) the net proceeds from all issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (2) our retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (b) any amount that we pay to repurchase our common stock since inception. It also excludes (1) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, and (2) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, in each case after discussions between our Manager and our independent directors and approval by a majority of our independent directors. As a result, our stockholders’ equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements. The base management fee is payable quarterly in cash.
Incentive Fee — From August 17, 2009 (the effective date of the management agreement), our Manager is entitled to be paid the incentive fee described below with respect to each calendar quarter (or part thereof that the management agreement is in effect) if (1) our Core Earnings (as defined below) for the previous 12-month period (or part thereof that the management agreement is in effect) exceeds an 8% hurdle, and (2) our Core Earnings for the 12 most recently completed calendar quarters (or part thereof that the management agreement is in effect) is greater than zero.
The incentive fee will be an amount, not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) our Core Earnings (as defined below) for the previous 12-month period (or part thereof that the management agreement is in effect), and (ii) the product of (A) the weighted average of the issue price per share of our common stock of all of our public offerings multiplied by the weighted average number of all shares of common stock outstanding (including any restricted stock units, any restricted shares of common stock and other shares of common stock underlying awards granted under our equity incentive plans) in such previous 12-month period (or part thereof that the management agreement is in effect), and (B) 8%, and (2) the sum of any incentive fee paid to our Manager with respect to the first three calendar quarters of such previous 12-month period (or part thereof that the management agreement is in effect). For purposes of calculating the incentive fee prior to the completion of a 12-month period following the effective date of the management agreement, Core Earnings will be calculated on an annualized basis.
One half of each quarterly installment of the incentive fee will be payable in shares of our common stock so long as the ownership of such additional number of shares by our Manager would not violate the 9.8% stock ownership limit set forth in our charter, after giving effect to any waiver from such limit that our board of directors may grant to our Manager in the future. The remainder of the incentive fee will be payable in cash. The number of shares to be issued to our Manager will be equal to the dollar amount of the portion of the quarterly installment of the incentive fee payable in shares divided by the average of the closing prices of our common stock on the NYSE for the five trading days prior to the date on which such quarterly installment is paid.
Expense Reimbursement — We are required to reimburse our Manager for operating expenses related to us that are incurred by our Manager, including expenses relating to legal, accounting, due diligence and other services. Our reimbursement obligation is not subject to any dollar limitation. Expenses are reimbursed in cash on a monthly basis.
We do not reimburse our Manager for the salaries and other compensation of its personnel except that, pursuant to a secondment agreement between Starwood Capital Group and us, we are responsible for Starwood Capital Group’s expenses incurred in employing our chief financial officer, treasurer and chief compliance officer.

Termination Fee — The termination fee is equal to three times the sum of the average annual base management fee and incentive fee earned by our Manager during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. The termination fee will be payable upon termination of the management agreement (i) by us without cause or (ii) by our Manager if we materially breach the management agreement.
Other — Pursuant to the underwriting agreement among the underwriters of our August 2009 initial public offering, our Manager and us, our Manager agreed to pay the underwriters $9,065,000, representing a portion of the initial underwriting discount for 46,575,000 of the shares we sold to the public through the underwriters. Pursuant to the management agreement, we have agreed to refund our Manager for this amount if during any full four calendar quarter period during the 24 full calendar quarters beginning on October 1, 2009 our Core Earnings for any such four-quarter period exceeds the product of (x) the weighted average of the issue price per share of all public offerings of our common stock, multiplied by the weighted average number of shares outstanding (including any restricted stock units, any restricted shares of common stock and any other shares of common stock underlying awards granted under our equity incentive plans) in such four-quarter period and (y) 8%. In addition, if the management agreement is terminated and we are required to pay our Manager the termination fee described above, we would also be required to refund our Manager for this amount irrespective of whether we have met the hurdle described above.
Deferred Underwriting Discount — Pursuant to the underwriting agreement, we must pay the underwriters an additional $18,130,000 if during any full four calendar quarter period during the 24 full calendar quarters beginning on October 1, 2009 our Core Earnings for any such four-quarter period exceeds the product of (x) the weighted average of the issue price per share of all public offerings of our common stock, multiplied by the weighted average number of shares outstanding (including any restricted stock units, any restricted shares of common stock and any other shares of common stock underlying awards granted under our equity incentive plans) in such four-quarter period and (y) 8%.
Off-Balance Sheet Arrangements
As of September 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2009, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities.
Dividends
We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to our net taxable income, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our debt. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. In addition, prior to the time we have fully deployed the net proceeds of our August 2009 initial public offering, equal to approximately $921.1 million, we may fund our quarterly distributions out of such net proceeds.

On September 18, 2009, our board of directors declared a dividend of $0.01 per share for the period ending September 30, 2009, which dividend is payable on January 29, 2010 to common shareholders of record as of October 31, 2009. On such date, our board of directors also declared a dividend of $0.10 per share for the quarter ending December 31, 2009, which dividend is payable on January 29, 2010 to common shareholders of record as of December 30, 2009.
Non-GAAP Financial Measures
Core Earning is a non-GAAP Financial measure. We calculate Core Earnings as GAAP net income (loss) less non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that we foreclose on any properties underlying our target assets), any unrealized gains, losses or other non-cash items recorded in net income for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges as determined by our Manager and approved by a majority of our independent directors.
We believe that Core Earnings provides an additional measure of our core operating performance by eliminating the impact of certain non-cash expenses and facilitating a comparison of our financial results to those of other comparable REITs with fewer or no non-cash charges and comparison of our own operating results from period to period. The Company uses Core Earnings in this way, and also uses Core Earnings to compute the incentive fee due under the management agreement. The Company believes that its investors also use Core Earnings to evaluate and compare the performance of the Company and its peers, and as such, the Company believes that the disclosure of Core Earnings is useful to (and expected of) its investors.
However, the Company cautions that Core Earnings does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), or an indication of our cash flow from operating activities (determined in accordance with GAAP), a measure of our liquidity, or an indication of funds available to fund our cash needs, including our ability to make cash distributions. In addition, our methodology for calculating Core Earnings may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and accordingly, our reported Core Earnings may not be comparable to the Core Earnings reported by other REITs.
Our Core Earnings for the same period was approximately ($1.1 million) or ($0.02) per weighted average share. The table below provides a reconciliation of net income to Core Earning as for the period August 11, 2009 through September 30, 2009:
September 30, 2009 Reconciliation of Net Income to Core Earnings

	Amounts	Per Share
Net loss attributable to Starwood Property Trust, Inc	$(1,919)	$(0.04)
Add back for non-cash stock-based compensation	822	0.02

Core Earnings (Loss)	$(1,097)	$(0.02)

Forward-Looking Statements
We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans, and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:
•	the use of proceeds of our August 2009 initial public offering;

•	our business and investment strategy;

•	our projected operating results;

•	actions and initiatives of the U.S. Government and changes to U.S. Government policies;

•	our ability to obtain financing arrangements;

•	financing and advance rates for our target assets;

•	our expected leverage;

•	general volatility of the securities markets in which we invest;

•	our expected investments;

•	interest rate mismatches between our target assets and our borrowings used to fund such investments;

•	changes in interest rates and the market value of our target assets;

•	changes in prepayment rates on our target assets;

•	effects of hedging instruments on our target assets;

•	rates of default or decreased recovery rates on our target assets;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	changes in governmental regulations, tax law and rates, and similar matters;

•	our ability to maintain our qualification as a REIT for U.S. federal income tax purposes;

•	our ability to maintain our exemption from registration under the 1940 Act;

•	availability of investment opportunities in mortgage-related and real estate-related investments and securities;

•	availability of qualified personnel;

•	estimates relating to our ability to make distributions to our stockholders in the future;

•	our understanding of our competition; and

•	market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy.
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our other SEC filings under the heading “Risk Factors.” If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk
We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds, and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of our capital stock. While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience and seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.
Credit Risk
We expect to be subject to varying degrees of credit risk in connection with our assets. We expect to have exposure to credit risk on the mortgage assets and underlying mortgage loans in our non-Agency RMBS and CMBS portfolios as well as certain of our other target assets. Our Manager will seek to manage credit risk by performing deep credit fundamental analysis of potential assets. Credit risk will also be addressed through our Manager’s on-going surveillance, and investments will be monitored for variance from expected prepayments, defaults, severities, losses, and cash flow on a monthly basis.
Our investment guidelines do not limit the amount of our equity that may be invested in any type of our target assets; however, not more than 25% of our equity may be invested in any individual asset, without the consent of a majority of our independent directors. Our investment decisions will depend on prevailing market conditions and may change over time in response to opportunities available in different interest rate, economic and credit environments. As a result, we cannot predict the percentage of our equity that will be invested in any of our target assets at any given time.
At September 30, 2009, all of our CMBS investments were rated AAA by two or more rating agencies.
Interest Rate Risk
Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We will be subject to interest rate risk in connection with our assets and our related financing obligations. In general, we expect to finance the acquisition of our target assets through financings in the form of borrowings under programs established by the U.S. Government, warehouse facilities, bank credit facilities (including term loans and revolving facilities), resecuritizations, securitizations, and repurchase agreements. We may mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap agreements. Interest rate swap agreements are intended to serve as a hedge against future interest rate increases on our borrowings.
At September 30, 2009, all of our CMBS investments were secured by pools of fixed-rate loans, classified as held-to-maturity investments, and financed with non-recourse fixed-rate debt. Therefore, a 100 bps increase or decrease in interest rates would not have a measurable impact on our financial results.
Interest Rate Effect on Net Interest Income
Our operating results depend in large part on differences between the income earned on our assets and our cost of borrowing and hedging activities. The cost of our borrowings will generally be based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally will increase (1) while the yields earned on our leveraged fixed-rate mortgage assets will remain static and (2) at a faster pace than the yields earned on our leveraged floating rate mortgage assets, which could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition at the time as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our target assets. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations.

Hedging techniques are partly based on assumed levels of prepayments of our target assets. If prepayments are slower or faster than assumed, the life of the investment will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions. Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns.
Interest Rate Mismatch Risk
We may fund a portion of our acquisition of mortgage loans and MBS with borrowings that are based on the London Interbank Offered Rate (“LIBOR”), while the interest rates on these assets may be indexed to LIBOR or another index rate, such as the one-year Constant Maturity Treasury (“CMT”) index, the Monthly Treasury Average (“MTA”) index, or the 11th District Cost of Funds Index (“COFI”). Accordingly, any increase in LIBOR relative to one-year CMT rates, MTA or COFI will generally result in an increase in our borrowing costs that may not be matched by a corresponding increase in the interest earnings on these assets. Any such interest rate index mismatch could adversely affect our profitability, which may negatively impact distributions to our stockholders. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above.
Our analysis of risks is based on our Manager’s experience, estimates, models, and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in this report.
Prepayment Risk
Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, causing the return on an asset to be less than expected. As we receive prepayments of principal on our assets, premiums paid on such assets will be amortized against interest income. In general, an increase in prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on the assets. Conversely, discounts on such assets are accreted into interest income. In general, an increase in prepayment rates will accelerate the accretion of purchase discounts, thereby increasing the interest income earned on the assets.
Extension Risk
Our Manager computes the projected weighted average life of our assets based on assumptions regarding the rate at which the borrowers prepay the mortgages, which may be zero. If prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate assets could extend beyond the term of the interest swap agreement or other hedging instrument on our related borrowings. This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the fixed-rate assets would remain fixed. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.
Market Risk
Market Value Risk. Available-for-sale securities will be reflected at their estimated fair value, with the difference between amortized cost and estimated fair value reflected in accumulated other comprehensive income. The estimated fair value of these securities fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase. As market volatility increases or liquidity decreases, the fair value of our assets may be adversely impacted. If we are unable to readily obtain independent pricing to validate our estimated fair value of the securities in our portfolio, the fair value gains or losses recorded in other comprehensive income may be adversely affected.
Real Estate Risk. Commercial and residential mortgage assets are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional, and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans or loans, as the case may be, which could also cause us to suffer losses.

Inflation Risk
Virtually all of our assets and liabilities will be interest rate sensitive in nature. As a result, interest rates and other factors influence our performance significantly more than inflation does. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP and our distributions will be determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.
Risk Management
To the extent consistent with maintaining our REIT qualification, we seek to manage risk exposure to protect our portfolio of financial assets against the effects of major interest rate changes. We generally seek to manage this risk by:
•	Attempting to structure our financing agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods;

•
Using hedging instruments, primarily interest rate swap agreements but also financial futures, options, interest rate cap agreements, floors and forward sales to adjust the interest rate sensitivity of our investment portfolio and our borrowings; and

•	Using securitization financing to better match the maturity of our financing with the duration of our assets.

Item 4.	Controls And Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the SEC Act of 1934, as amended. We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
Currently, no legal proceedings are pending, threatened, or to our knowledge, contemplated against us.

Item 1A.	Risk Factors
There have been no material changes to the risk factors previously disclosed in the prospectus filed pursuant to Rule 424b(1) on August 13, 2009 with the Securities and Exchange Commission in connection with our initial public offering.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On August 11, 2009, the SEC declared effective our Registration Statement on Form S-11 (File No. 333-159754) relating to our initial public offering. The offering date was August 11, 2009. The initial public offering was underwritten by Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., and Citigroup Global Markets Inc., acting as the representatives of Barclays Capital Inc., Wells Fargo Securities, LLC, Calyon Securities (USA) Inc., Cantor Fitzgerald & Co., Piper Jaffray & Co., and Scotia Capital (USA) Inc. We registered 46,575,000 shares of our common stock, par value $0.01 per share. On August 17, 2009, we sold 46,575,000 shares of common stock in our initial public offering, which included 6,075,000 shares of common stock covered by an over-allotment option granted to the underwriters, at a price to the public of $20 per share for an aggregate offering price of approximately $931.5 million. In connection with the offering, we paid approximately $27.8 million in underwriting discounts and commissions (excluding deferred underwriters commissions of $27.2 million) and incurred approximately $2.6 million of other offering expenses. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours. After deducting the underwriting discounts and commissions and these other offering expenses, we estimate that the net proceeds from the offering equaled approximately $901.1million.
In a concurrent private offering, we sold SPT Investment, LLC, which is controlled by Mr. Sternlicht, our chairman and chief executive officer and is under common control with our Manager, 1,000,000 shares of our common stock at a price of $20 per share, for aggregate proceeds of $20.0 million. We did not pay any underwriting fees, commissions or discounts with respect to the shares we sold to SPT Investment, LLC. We relied on the exemption from registration provided by Section 4(2) of the Securities Act for the sale of the shares to SPT Investment, LLC.
We invested the net proceeds of these offerings in accordance with our investment objectives and strategies as described in the prospectus comprising a part of the Registration Statement referenced above. There has been no material change in our planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

(a)	Exhibits:

3.1	Articles of Amendment and Restatement of Starwood Property Trust, Inc.

3.2	Bylaws of Starwood Property Trust, Inc.

10.1	Private Placement Purchase Agreement, dated August 11, 2009, between Starwood Property Trust, Inc. and SPT Investment, LLC

10.2	Registration Rights Agreement, dated August 17, 2009, among Starwood Property Trust, Inc., SPT Investment, LLC and SPT Management, LLC

10.3	Management Agreement, dated August 17, 2009, among SPT Management, LLC and Starwood Property Trust, Inc.

10.4	Co-Investment and Allocation Agreement, dated August 17, 2009, among Starwood Property Trust, Inc., SPT Management, LLC and Starwood Capital Group Global, L.P.

10.5	Starwood Property Trust, Inc. Non-Executive Director Stock Plan

10.6	Form of Restricted Stock Award Agreement for Independent Directors

10.7	Starwood Property Trust, Inc. Manager Equity Plan

10.8	Restricted Stock Unit Award Agreement, dated August 17, 2009, between Starwood Property Trust, Inc. and SPT Management, LLC

10.9	Starwood Property Trust, Inc. Equity Plan

10.10	Restricted Stock Unit Award Agreement, dated August 17, 2009, between Starwood Property Trust, Inc. and Barbara J. Anderson

10.11	Underwriting Agreement, dated as of August 11, 2009, among Starwood Property Trust, Inc., SPT Management, LLC and the underwriters named therein

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Starwood Property Trust, Inc.
Date: November 16, 2009	By:	/s/ Barry S. Sternlicht
Barry S. Sternlicht
Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of Starwood Property Trust, Inc.

3.2	Bylaws of Starwood Property Trust, Inc.

10.1	Private Placement Purchase Agreement, dated August 11, 2009, between Starwood Property Trust, Inc. and SPT Investment, LLC

10.2	Registration Rights Agreement, dated August 17, 2009, among Starwood Property Trust, Inc., SPT Investment, LLC and SPT Management, LLC

10.3	Management Agreement, dated August 17, 2009, among SPT Management, LLC and Starwood Property Trust, Inc.

10.4	Co-Investment and Allocation Agreement, dated August 17, 2009, among Starwood Property Trust, Inc., SPT Management, LLC and Starwood Capital Group Global, L.P.

10.5	Starwood Property Trust, Inc. Non-Executive Director Stock Plan

10.6	Form of Restricted Stock Award Agreement for Independent Directors

10.7	Starwood Property Trust, Inc. Manager Equity Plan

10.8	Restricted Stock Unit Award Agreement, dated August 17, 2009, between Starwood Property Trust, Inc. and SPT Management, LLC

10.9	Starwood Property Trust, Inc. Equity Plan

10.10	Restricted Stock Unit Award Agreement, dated August 17, 2009, between Starwood Property Trust, Inc. and Barbara J. Anderson

10.11	Underwriting Agreement, dated as of August 11, 2009, among Starwood Property Trust, Inc., SPT Management, LLC and the underwriters named therein

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002