Form 10-K
period 2009-12-31
STARWOOD PROPERTY TRUST, INC.
filed 2010-03-08
CIK 1465128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-34436
Starwood Property Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	27-0247747
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

591 West Putnam Avenue
Greenwich, Connecticut	06830
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s phone number, including area code (203) 422-8100
Securities registered pursuant to 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value per share	New York Stock Exchange
Securities registered pursuant to 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2009, the last business day of our most recently completed second fiscal quarter, our common stock was not listed on any exchange or over-the counter market. Our common stock began trading on the New York Stock Exchange on August 12, 2009. As of December 31, 2009, the aggregate market value of the voting stock held by non-affiliates was $668,102,578 based on the number of shares held by non-affiliates of the registrant as of December 31, 2009, and based on the reported last sale price of our common stock on December 31, 2009. Shares of our common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that persons are affiliates for any other purposes.
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of March 4, 2010 was 47,583,800.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed on or about March 31, 2010 (the “Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10-K.

Special Note Regarding Forward Looking Statements
This Annual Report on Form 10-K contains certain forward-looking statements, including without limitation, statements concerning our operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are developed by combining currently available information with our beliefs and assumptions and are generally identified by the words “believe,” “expect,” “anticipate” and other similar expressions. Forward-looking statements do not guarantee future performance, which may be materially different from that expressed in, or implied by, any such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.
These forward-looking statements are based largely on our current beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors that may cause actual results to vary from our forward-looking statements include, but are not limited to:
•	factors described in this Annual Report on Form 10-K, including those set forth under the captions “Risk Factors” and “Business”;
•	defaults by borrowers in paying debt service on outstanding items;
•	impairment in the value of real estate property securing our loans;
•	availability of mortgage origination opportunities acceptable to us;
•	national and local economic and business conditions;
•	general and local commercial real estate property conditions;
•	changes in federal government policies;
•	changes in federal, state and local governmental laws and regulations;
•	increased competition from entities engaged in mortgage lending;
•	changes in interest rates; and
•	the availability of and costs associated with sources of liquidity.
In light of these risks and uncertainties, there can be no assurances that the results referred to in the forward-looking statements contained in this Annual Report on Form 10-K will in fact occur. Except to the extent required by applicable law or regulation, we undertake no obligation to, and expressly disclaim any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, changes to future results over time or otherwise.

PART I
Item 1. Business.
The following description of the business should be read in conjunction with the information included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2009. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. References in this Annual Report on Form 10-K to “we,” “our,” “us,” or the “Company,” refer to Starwood Property Trust, Inc.
General
Starwood Property Trust, Inc. is a Maryland corporation that commenced operations on August 17, 2009, upon the completion of our initial public offering. We are focused primarily on originating, investing in, financing and managing commercial mortgage loans and other commercial real estate debt investments, commercial mortgage-backed securities (“CMBS”), and other commercial real estate-related debt investments. We will also invest in residential mortgage loans and residential mortgage-backed securities (“RMBS”). We collectively refer to commercial mortgage loans, other commercial real estate debt investments, CMBS, other commercial real estate-related debt investments, residential mortgage loans, and RMBS as our target assets.
Our objective is to provide attractive risk adjusted returns to our investors over the long term, primarily through dividends and secondarily through capital appreciation. In order to achieve these objectives, we are focusing on asset selection and the relative value of various sectors within the debt market to construct a diversified investment portfolio designed to produce attractive returns across a variety of market conditions and economic cycles.
We are externally managed and advised by SPT Management, LLC pursuant to the terms of a management agreement. SPT Management, LLC (our “Manager”), is controlled by Barry Sternlicht, our Chairman and Chief Executive Officer. SPT Management, LLC is an affiliate of Starwood Capital Group, a privately-held private equity firm founded and controlled by Mr. Sternlicht. Since its inception in 1991, Starwood Capital Group (including Starwood Capital-named affiliates controlled by Mr. Sternlicht) has sponsored numerous opportunistic funds, including dedicated debt funds, dedicated hotel funds and several standalone and co-investment partnerships.
We intend to elect to be taxed as a real estate investment trust (“REIT”), for U.S. federal income tax purposes, commencing with our taxable year ending December 31, 2009. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders and maintain our qualification as a REIT. We also operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”).
Our corporate headquarters office is located at 591 West Putnam Avenue, Greenwich, Connecticut, and our telephone number is (203) 422-8100.
Investment Strategy
We seek to maximize returns for our stockholders by constructing and managing a diversified portfolio of our target assets. Our investment strategy may include, without limitation, the following:
•	seeking to take advantage of pricing dislocations created by distressed sellers or distressed capital structures and pursuing investments with attractive risk-reward profiles;
•	focusing on acquiring debt positions with implied basis at deep discounts to replacement costs;

•	focusing on supply and demand fundamentals and pursuing investments in high population and job growth markets where demand for all real estate asset classes is most likely to be present;
•	targeting markets with barriers to entry other than capital; and
•
structuring transactions with an amount of leverage that reflects the risk of the underlying asset’s cash flow stream, attempting to match the rate and duration of the financing with the underlying asset’s cash flow, and hedging speculative characteristics.

In order to capitalize on the changing sets of investment opportunities that may be present in the various points of an economic cycle, we may expand or refocus our investment strategy by emphasizing investments in different parts of the capital structure and different sectors of real estate. Our investment strategy may be amended from time to time, if recommended by our Manager and approved by our board of directors, without the approval of our stockholders. In addition to our Manager making direct investments on our behalf, we may enter into joint ventures or management agreements with persons that have special expertise or sourcing capabilities.
Financing Strategy
Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from the 1940 Act, we may finance the acquisition of our target assets, to the extent available to us, through the following methods:
•	sources of private financing, including long- and short-term repurchase agreements and warehouse and bank credit facilities;
•	securitizations;
•	non-recourse loans provided under the U.S. Government’s Term Asset-Backed Securities Loan Facility (the “TALF”), for the acquisition of CMBS; and
•	public offerings of our equity or debt securities.
In the future, we may utilize other sources of financing to the extent available to us.
Our Target Assets
We invest in target assets secured primarily by U.S. collateral. We may originate or acquire loans and other debt investments backed by commercial real estate (“CRE”), where the realizable value of the underlying real estate collateral is deemed to be more than the price paid for the loans or securities, as applicable. We may also invest in residential mortgage loans and RMBS. We may invest in performing and non-performing mortgage loans and other real estate-related loans and debt investments, but we will not target any “near term loan to own” investments, which our Manager considers to be mortgage loans or other real estate-related loan or debt investments where the proposed originator or acquiror of any such investment has the intent and/or expectation of foreclosing on, or otherwise acquiring the real property securing the loan or investment at any time within the first 18 months of its origination or acquisition of the loan or investment. Our Manager targets markets where it has a view on the expected cyclical recovery as well as expertise in the real estate collateral underlying the assets being acquired. We seek situations where a lender or holder of a loan or security is in a compromised situation due to the relative size of its CRE portfolio, the magnitude of non-performing loans, or regulatory/rating agency issues driven by potential capital adequacy or concentration issues.

Our target assets include the following types of loans and other debt investments with respect to commercial real estate:
•
whole mortgage loans: loans secured by a first mortgage lien on a commercial property which provide long-term mortgage financing to commercial property developers or owners generally having maturity dates ranging from three to ten years;

•
bridge loans: whole mortgage loans secured by a first mortgage lien on a commercial property which provide interim or bridge financing to borrowers seeking short-term capital typically for the acquisition of real estate;

•
B-Notes: typically a privately negotiated loan that is secured by a first mortgage on a single large commercial property or group of related properties and subordinated to an A Note secured by the same first mortgage on the same property or group;

•
mezzanine loans: loans made to commercial property owners that are secured by pledges of the borrower’s ownership interests in the property and/or the property owner, subordinate to whole mortgage loans secured by first or second mortgage liens on the property and senior to the borrower’s equity in the property;

•	construction or rehabilitation loans: mortgage loans and mezzanine loans to finance the cost of construction or rehabilitation of a commercial property;

•	CMBS: securities which are collateralized by commercial mortgage loans, including:
•	senior and subordinated investment grade CMBS,

•	below investment grade CMBS, and

•	unrated CMBS;
•	corporate bank debt: term loans and revolving credit facilities of commercial real estate operating or finance companies, each of which are generally secured by the Company’s assets;
•	corporate bonds: debt securities issued by commercial real estate operating or finance companies which may or may not be secured by the Company’s assets, including:
•	investment grade corporate bonds,

•	below investment grade corporate bonds, and

•	unrated corporate bonds.
Our target assets may also include the following types of loans and debt investments relating to residential real estate:
•	residential mortgage loans: loans secured by a first mortgage lien on a residential property;
•	RMBS: securities collateralized by residential mortgage loans, including:
•	Agency RMBS: RMBS for which a U.S. Government agency or a federally chartered corporation guarantees payments of principal and interest on the securities, and
•	Non-Agency RMBS: RMBS that are not guaranteed by any U.S. Government agency or federally chartered corporation.

Our Portfolio
As of December 31, 2009, the Company’s total investment portfolio had the following characteristics based on carrying values:

				Weighted
			Weighted	Average
	Carrying	Face	Average	Life
Investment	Value	Amount	Coupon	(years)

Fixed Rate	$449,353	$498,445	7.15%	4.5

Variable Rate	11,064	12,950	LIBOR+1.44%	2.2

Total Investments	$460,417	$511,395

Collateral Property Type		Geographic Location
Hospitality	32.7%	Northeast	14.1%
Industrial	26.5%	Mid-Atlantic	14.8%
Office	18.0%	Southeast	35.9%
Retail	16.2%	Southwest	5.3%
Multifamily	5.1%	Midwest	8.7%
Other	1.2%	West	17.2%
Mixed Use	0.3%	Other	4.0%

	100.0%		100.0%

As of December 31, 2009, all of our investments were performing as expected.
Investment Activities
Since the closing of our initial public offering on August 17, 2009, we have invested approximately $284 million in TALF-financed CMBS, single-borrower CMBS and commercial mortgage loans. The following table sets forth the amount of each category of commercial real estate investments we owned at December 31, 2009:

	Property		Face			Net
Investment	Type	Book Value	Amount	% Owned	Financing	Investment	Rating	Vintage
Multi-Asset CMBS	Assorted	$202,646	$202,699	75%	$171,394	$31,252	AAA	2006-2007
Single-Borrower CMBS	Hospitality	43,250	53,712	100%	—	43,250	BB+	2001-2006
Loan Originations	Assorted	104,702	107,722	100%	—	104,702	N/A	2009
Loan Acquisitions	Industrial	109,819	147,262	100%	—	109,819	N/A	1999

		$460,417	$511,395		$171,394	$289,023

Our investment process includes sourcing and screening of investment opportunities, assessing investment suitability, conducting interest rate and prepayment analysis, evaluating cash flow and collateral performance, reviewing legal structure and servicer and originator information and investment structuring, as appropriate, to seek an attractive return commensurate with the risk we are bearing. Upon identification of an investment opportunity, the investment will be screened and monitored by us to determine its impact on maintaining our REIT qualification and our exemption from registration under the 1940 Act. We will seek to make investments in sectors where we have strong core competencies and believe market risk and expected performance can be reasonably quantified.
We evaluate each one of our investment opportunities based on its expected risk-adjusted return relative to the returns available from other, comparable investments. In addition, we evaluate new opportunities based on their relative expected returns compared to comparable positions held in our portfolio. The terms of any leverage available to us for use in funding an investment purchase are also taken into consideration, as are any risks posed by illiquidity or correlations with other securities in the portfolio. We also develop a macro outlook with respect to each target asset class by examining factors in the broader economy such as gross domestic product, interest rates, unemployment rates and availability of credit, among other things. We also analyze fundamental trends in the relevant target asset class sector to adjust/maintain our outlook for that particular target asset class. We conduct extensive diligence with respect to each target asset class by, among other things, examining and monitoring the capabilities and financial wherewithal of the parties responsible for the origination, administration and servicing of relevant target assets.

TALF Financed CMBS
The TALF was first announced by the Federal Reserve in November 2008 and has since been expanded in size and scope. Under the TALF, the Federal Reserve Bank of New York (“FRBNY”) makes loans (which, with certain exceptions, are non-recourse) to borrowers to fund their purchase of eligible assets, currently certain asset-backed securities, including certain CMBS. The nature of the eligible assets has been expanded several times. Beginning in June 2009, the TALF was expanded to include certain high quality newly originated CMBS as eligible assets, and in July 2009, TALF loans were made available to fund certain legacy securitization assets, including legacy CMBS. Currently, TALF loans have either three-year or five-year terms, have interest due monthly, are exempt from mark to market rules and margin calls related to a decrease in the underlying collateral value, are pre-payable in whole or in part, and prohibit the substitution of any underlying collateral. Borrowers currently have the option to select five-year loans for certain eligible assets, including CMBS. Payments of principal on the collateral underlying a TALF loan are required to be applied to reduce the loan’s principal amount pro rata based upon the original loan-to-value ratio.
During the period ended December 31, 2009, we invested a net $23 million in AAA rated Class A2 CMBS at an average price of 99.97% of par. The CMBS are secured by diversified pool of fixed rate commercial mortgage loans and have a weighted average coupon at acquisition of approximately 5.69%.
The CMBS were financed through the TALF program at an average rate of 3.82%. The balances are pre-payable without penalty. The Starwood Private Real Estate Funds exercised their 25% co-investment rights with regard to this investment and the TALF financed CMBS are held in a joint venture that is a 75% owned, consolidated subsidiary of ours.
The Class A2 bonds are among the most senior bonds within the CMBS capital structure, which are typically only junior to a small A1 class and are paid before the balance of the junior AAA bonds (A-3 through AJ). The Class A2 bonds have limited exposure to credit losses; the primary risk involves timing of principal repayment and the potential that the underlying bonds will be extended beyond their maturity dates.
The CMBS have an expected pay-off of two to three years, however, the base case return analysis assumed extensions though five years from acquisition.
Single-Borrower Commercial Mortgage-Backed Securities
During the period ended December 31, 2009, we invested $43.3 million in various CMBS bonds, which are secured by a single mortgage on one or more properties and were acquired on average at 80% of par. Approximately $20 million, or 45% of the bonds, are investment grade, with the balance rated BB or BB+ by Standard & Poor’s Ratings Services, Inc. (“S&P”) and all are secured by high quality hotel assets in markets with significant barriers to entry. The underwriting indicates limited principal risk, but base case analysis assumes maximum extensions under the terms of the offering documents governing such bonds. Approximately $32.2 million, or 74% of the bonds, are fixed rate with and weighted average coupon of 6.7%. The $11.1 million floating rate bonds pay an average spread of 1.44% over the index, which is the one month London Interbank Offered Rate (“LIBOR”) .

Loans
Our primary focus is to build a portfolio of commercial mortgage loans at attractive risk adjusted returns by focusing on the underlying real estate fundamentals and credit analysis of the borrowers. As of December 31, 2009, we had originated three loans and acquired a portfolio of 17 loans in the secondary market (collectively, the “Loan Portfolio”), as summarized below:

				Weighted
			Weighted	Average
	Book	Face	Average	Life
Investment	Value	Amount	Coupon	(years)
First Mortgages	$182,829	$212,424	8.7%	7.2
Subordinated Debt	31,692	42,560	8.1%	12.6

Total Loans	$214,521	$254,984

We continually monitor borrower performance and complete a detailed, loan-by-loan formal credit review on a quarterly basis. The results of this review are incorporated into our quarterly assessment of the adequacy of loan loss reserves.
As of December 31, 2009, all loans were performing as expected and no allowance for loan losses was deemed necessary. We continually monitor borrower performance and the quality of the underlying collateral and complete formal credit reviews on a quarterly basis.
As of December 31, 2009, our loan portfolio had the following characteristics:

Collateral Property Type		Geographic Location
Hospitality	41.4%	Northeast	0.0%
Industrial	51.2%	Mid-Atlantic	23.3%
Office	0.0%	Southeast	61.0%
Retail	7.4%	Southwest	0.0%
Multifamily	0.0%	Midwest	7.4%
Other	0.0%	West	8.3%
Mixed Use	0.0%	Other	0.0%

	100.0%		100.0%

Summary of Interest Characteristics
As described in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 7A—“Quantitative and Qualitative Disclosures about Market Risk,” we utilize certain interest rate risk management techniques, including both asset/liability matching and certain other hedging transactions, in order to mitigate our exposure to interest rate risk.
As of December 31, 2009, 97.6% of our investments were comprised of fixed rate loans and securities with a weighted average coupon of 7.0%. Only 2.4%, or approximately $11.1 million, of single borrower CMBS was variable rate with a LIBOR based index.

Summary of Maturities
As of December 31, 2009, our investment portfolio had a weighted average maturity of 5.3 years, based on management’s judgment of extension options being exercised. The table below shows the carrying value expected to mature annually over the next ten years.

	Number of
	Investments
Year of Maturity	Maturing	Carrying Value	% of Total

2011	3	$125,302	27.2%
2012	2	88,408	19.2%
2013	2	71,099	15.4%
2014	2	39,058	8.5%
2015	1	15,818	3.4%
2016	—	—	0.0%
2017	5	40,799	8.9%
2018	—	—	0.0%
2019 and thereafter	13	79,933	17.4%

Total	28	$460,417	100.0%

Regulation
Our operations are subject, in certain instances, to supervision and regulation by state and federal governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things: (1) regulate credit granting activities; (2) establish maximum interest rates, finance charges and other charges; (3) require disclosures to customers; (4) govern secured transactions; and (5) set collection, foreclosure, repossession and claims-handling procedures and other trade practices. Although most states do not regulate commercial finance, certain states impose limitations on interest rates and other charges and on certain collection practices and creditor remedies, and require licensing of lenders and financiers and adequate disclosure of certain contract terms. We are also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to commercial loans. We intend to conduct our business so that neither we nor any of our subsidiaries are required to register as an investment company under the 1940 Act.
In the judgment of management, existing statutes and regulations have not had a material adverse effect on our business. In the wake of the existing financial crisis, legislators in the United States and in other countries have said that greater regulation of financial services firms is needed, particularly in areas such as risk management, leverage and disclosure. While we expect that new regulations in these areas will be adopted in the future, it is not possible at this time to forecast the exact nature of any future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition or results of operations or prospects.
Competition
We are engaged in a competitive business. In our investment activities, we compete for opportunities with numerous public and private investment vehicles, including financial institutions, specialty finance companies, mortgage banks, pension funds, opportunity funds, hedge funds, insurance companies, REITs and other institutional investors, as well as individuals. Many competitors are significantly larger than us, have well established operating histories and may have greater access to capital, more resources and other advantages over us. These competitors may be willing to accept lower returns on their investments or to compromise underwriting standards and, as a result, our origination volume and profit margins could be adversely affected.
Employees
We are dependent on our Manager for our day-to-day management and do not have any independent officers or employees although our Chief Financial Officer and Treasurer and our Executive Vice President, General Counsel and Chief Compliance Officer, currently Ms. Barbara J. Anderson and Mr. Andrew J. Sossen, respectively, are seconded exclusively to us by Starwood Capital Group. Messrs. Sternlicht and Jeffrey G. Dishner, who are, respectively, our Chief Executive Officer and our President, are also executives of Starwood Capital Group.

The Manager
We are externally managed and advised by our Manager and benefit from the personnel, relationships and experience of our Manager’s executive team and other personnel of Starwood Capital Group. Pursuant to the terms of a management agreement between our Manager and us, our Manager provides us with our management team and appropriate support personnel. Pursuant to an investment advisory agreement between our Manager and Starwood Capital Group Management, LLC, our Manager has access to the personnel and resources of Starwood Capital Group necessary for the implementation and execution of our business strategy.
Our Chief Executive Officer and President and our other officers (other than Ms. Anderson, our Chief Financial Officer and Treasurer and Mr. Sossen, our Executive Vice President, General Counsel and Chief Compliance Officer) are executives of Starwood Capital Group. Our Chief Financial Officer and Chief Compliance Officer are seconded exclusively to us by Starwood Capital Group. Starwood Capital Group is not obligated to dedicate any of its executives or other personnel exclusively to us. In addition, none of Starwood Capital Group, its executives and other personnel, including our executive officers supplied to us by Starwood Capital Group, is obligated to dedicate any specific portion of its or their time to our business. Our Manager will at all times be subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it.
Our Manager is an affiliate of Starwood Capital Group, a privately-held private equity firm founded and controlled by Mr. Sternlicht. Starwood Capital Group has invested in most major classes of real estate, directly and indirectly, through operating companies, portfolios of properties and single assets, including multifamily, office, retail, hotel, residential entitled land and communities, senior housing, mixed-use and golf courses. Starwood Capital Group invests at different levels of the capital structure, including equity, preferred equity, mezzanine debt and senior debt, depending on the asset risk profile and return expectation.
Our Manager will be able to draw upon the experience and expertise of Starwood Capital Group’s team of professionals and support personnel operating in nine cities across six countries. Our Manager will also benefit from Starwood Capital Group’s dedicated asset management group operating in offices located in the United States and abroad. We also expect to benefit from Starwood Capital Group’s portfolio management, finance and administration functions, which address legal, compliance, investor relations and operational matters, asset valuation, risk management and information technologies in connection with the performance of our Manager’s duties.
Taxation of the Company
We intend to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), for federal income tax purposes. We generally must distribute annually at least 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Code, which relate to organizational structure, diversity of stock ownership and certain restrictions with regard to owned assets and categories of income. If we qualify for taxation as a REIT, we will generally not be subject to United States federal corporate income tax on our taxable income that is currently distributed to stockholders.
Even if we qualify as a REIT, we may be subject to certain federal excise taxes and state and local taxes on our income and property. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and will not be able to qualify as a REIT for four subsequent taxable years. REITs are subject to a number of organizational and operational requirements under the Code. See Item 1A—“Risk Factors—Risks Related to Our Taxation as a REIT” for additional tax status information.

Leverage Policies
We intend to employ leverage, to the extent available, to fund the acquisition of our target assets and to increase potential returns to our stockholders. Although we are not required to maintain any particular leverage ratio, the amount of leverage we will deploy for particular investments in our target assets will depend upon our Manager’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial and residential mortgage markets, our outlook for the level, slope, and volatility of interest rates, the credit quality of our assets, the collateral underlying our assets, and our outlook for asset spreads relative to the LIBOR curve.
Investment Guidelines
Our board of directors has adopted the following investment guidelines:
•	our investments will be in our target assets;

•	no investment shall be made that would cause us to fail to qualify as a REIT for federal income tax purposes;

•	no investment shall be made that would cause us or any of our subsidiaries to be required to be registered as an investment company under the 1940 Act;

•	not more than 25% of our equity will be invested in any individual asset without the consent of a majority of our independent directors;

•
until appropriate investments can be identified, our Manager may invest the proceeds of our initial public offering and any future offerings of our equity or debt securities in interest-bearing, short-term investments, including Agency RMBS, AAA-rated CMBS and money market accounts and/or funds, that are consistent with our intention to qualify as a REIT; and

•
any investment of up to $25 million requires the approval of our Chief Executive Officer; any investment from $25 million to $75 million requires the approval of our Manager’s Investment Committee; any investment from $75 million to $150 million requires the approval of the Investment Committee of our board of directors and our Manager’s Investment Committee; and any investment in excess of $150 million requires the approval of our board of directors.

These investment guidelines may be changed from time to time by our board of directors without the approval of our stockholders. In addition, both of our Manager and our board of directors must approve any change in our investment guidelines that would modify or expand the types of assets in which we invest.
Available Information
Our website address is www.starwoodpropertytrust.com. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other filings as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”), and also makes available on our website the charters for the Audit, Compensation, Nominating and Corporate Governance and Investment Committees of the Board of Directors and our Codes of Business Conduct and Ethics and Code of Conduct for Principal Executive Officer and Senior Financial Officers, as well as our corporate governance guidelines. Copies in print of these documents are available upon request to our corporate Secretary at the address indicated on the cover of this report. The information on our website is not a part of, nor is it incorporated by reference into, this Annual Report on Form 10-K.

We intend to post on our website any amendment to, or waiver of, a provision of our Code of Business Conduct and Ethics or Code of Conduct for Principal Executive Officer and Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer and Controller or persons performing similar functions and that relates to any element of the code of ethics definition set forth in Item 406 of Regulation S-K of the Securities Act of 1933, as amended.
To communicate with the Board of Directors electronically, we have established an e-mail address, BoardofDirectors@stwdreit.com, to which stockholders may send correspondence to the Board of Directors or any such individual directors or group or committee of directors.
We have included as exhibits to this report the Sarbanes-Oxley Act of 2002 Section 302 certifications of our Chief Executive Officer and Chief Financial Officer regarding the quality of our public disclosure.
Item 1A. Risk Factors.
In addition to the other information in this document, you should consider carefully the following risk factors in evaluating an investment in our securities. Any of these risks or the occurrence of any one or more of the uncertainties described below could have a material adverse effect on our business, financial condition, results of operations, cash flows, and trading price of our common stock.
Risks Related to Our Relationship with Our Manager
We are dependent on Starwood Capital Group, including our Manager, and their key personnel, especially Mr. Sternlicht, who provide services to us through the management agreement, and we may not find a suitable replacement for our Manager and Starwood Capital Group if the management agreement is terminated, or for these key personnel if they leave Starwood Capital Group or otherwise become unavailable to us.
We have no separate facilities and are completely reliant on our Manager. Our Chief Executive Officer and our President are executives of Starwood Capital Group. We do not have any employees except those that Starwood Capital Group has seconded to us exclusively: our Chief Financial Officer and Treasurer, currently Ms. Anderson, and our Executive Vice President, General Counsel and Chief Compliance Officer, currently Mr. Sossen. Our Manager has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success depends to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the officers and key personnel of our Manager. The officers and key personnel of our Manager evaluate, negotiate, close and monitor our investments; therefore, our success depends on their continued service. The departure of any of the officers or key personnel of our Manager could have a material adverse effect on our performance.
Our Manager is not obligated to dedicate any specific personnel exclusively to us other than our Chief Financial Officer and Treasurer and our Executive Vice President, General Counsel and Chief Compliance Officer. In addition, none of our officers (other than the persons who serve as our Chief Financial Officer and Treasurer and Executive Vice President, General Counsel and Chief Compliance Officer) or the officers of our Manager are obligated to dedicate any specific portion of their time to our business. Each of them has significant responsibilities for the Starwood Private Real Estate Funds and other investment vehicles currently managed by affiliates of Starwood Capital Group. As a result, these individuals may not always be able to devote sufficient time to the management of our business. Further, when there are turbulent conditions in the real estate markets or distress in the credit markets, the attention of our Manager’s personnel and our executive officers and the resources of Starwood Capital Group will also be required by the Starwood Private Real Estate Funds. In such situations, we may not receive the level of support and assistance that we may receive if we were internally managed.
In addition, we offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s officers and key personnel. The initial term of our management agreement with our Manager, and the investment advisory agreement between our Manager and Starwood Capital Group Management, LLC only extends until August 17, 2012, with automatic one-year renewals thereafter. If the management agreement and the investment advisory agreement are terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

There are various conflicts of interest in our relationship with Starwood Capital Group, including our Manager, which could result in decisions that are not in the best interests of our stockholders.
We are subject to conflicts of interest arising out of our relationship with Starwood Capital Group, including our Manager. Specifically, Mr. Sternlicht, our Chief Executive Officer and the Chairman of our board of directors, Mr. Dishner, our President and one of our directors, Mr. Ellis F. Rinaldi, one of our other directors, and certain of our executive officers are executives of Starwood Capital Group. Our Manager and executive officers may have conflicts between their duties to us and their duties to, and interests in, Starwood Capital Group and its other investment funds. Currently, the Starwood Private Real Estate Funds collectively have the right to invest 25% of the equity capital proposed to be invested by any investment vehicle managed by an entity controlled by Starwood Capital Group in debt interests relating to real estate. Our co-investment rights are subject to, among other things, (i) the determination by our Manager that the proposed investment is suitable for us, and (ii) our Manager’s sole discretion as to whether or not to exclude from our investment portfolio at any time any “medium-term loan to own” investment, which our Manager considers to be mortgage loans or other real estate-related loan or debt investments where the proposed originator or acquirer of any such investment has the intent and/or expectation of foreclosing on, or otherwise acquiring the real property securing the loan or investment at any time between 18 and 48 months of its origination or acquisition of the loan or investment. In addition, in the case of opportunities to invest in a portfolio of assets including both equity and debt real estate related investments, we would not have the co-investment rights described above if our Manager determines that less than 50% of the aggregate anticipated investment returns from the portfolio is expected to come from our target assets. Since we are subject to the judgment of our Manager in the application of our co-investment rights, we may not always be allocated 75% of each co-investment opportunity in our target asset classes. The Starwood Private Real Estate Funds’ co-investment rights are expected to be in effect for up to three years following our initial public offering, which closed on August 17, 2009. Our independent directors periodically review our Manager’s and Starwood Capital Group’s compliance with the co-investment provisions described above, but they do not approve each co-investment by the Starwood Private Real Estate Funds and us unless the amount of capital we invest in the proposed co-investment otherwise requires the review and approval of our independent directors pursuant to our investment guidelines. Pursuant to the exclusivity provisions of the Starwood Private Real Estate Funds, our investment strategy may not include (i) equity interests in real estate, or (ii) “near-term loan to own” investments. These funds’ exclusivity rights are expected to be in effect for up to three years following our initial public offering, which closed on August 17, 2009. Therefore, our board of directors does not have the flexibility to expand our investment strategy to include equity interests in real estate or “near-term loan to own” investments prior to the expiration of the exclusivity provisions of these Starwood Private Real Estate Funds. Our Manager, Starwood Capital Group and their respective affiliates may sponsor or manage a U.S. publicly traded investment vehicle that invests generally in real estate assets but not primarily in our target assets, or a potential competing vehicle. Our Manager and Starwood Capital Group have also agreed that for so long as the management agreement is in effect and our Manager and Starwood Capital Group are under common control, no entity controlled by Starwood Capital Group will sponsor or manage a potential competing vehicle or private or foreign competing vehicle, unless Starwood Capital Group adopts a policy that either (i) provides for the fair and equitable allocation of investment opportunities among all such vehicles and us, or (ii) provides us the right to co-invest with such vehicles, in each case subject to the suitability of each investment opportunity for the particular vehicle and us and each such vehicle’s and our availability of cash for investment. To the extent that we have co-investment rights with these vehicles in the future, there can be no assurance that these future rights will entitle us to a similar percentage allocation as we currently have with respect to the Starwood Private Real Estate Funds. To the extent that our Manager and Starwood Capital Group adopt an investment allocation policy in the future, we may nonetheless compete with these vehicles for investment opportunities sourced by our Manager and Starwood Capital Group. As a result, we may either not be presented with the opportunity or may have to compete with these vehicles to acquire these investments. Some or all of our executive officers, the members of the Investment Committee of our Manager and other key personnel of our Manager would likely be responsible for selecting investments for these vehicles and they may choose to allocate favorable investments to one or more of these vehicles instead of to us.

Our board of directors has adopted a policy with respect to any proposed investments by the covered persons in any of our target asset classes. This policy to provide that any proposed investment by a covered person for his or her own account in any of our target asset classes will be permitted if the capital required for the investment does not exceed the personal investment limit. To the extent that a proposed investment exceeds the personal investment limit, we expect that our board of directors will only permit the covered person to make the investment (i) upon the approval of the disinterested directors, or (ii) if the proposed investment otherwise complies with terms of any other related party transaction policy our board of directors has adopted. Subject to compliance with all applicable laws, these individuals may make investments for their own account in our target assets which may present certain conflicts of interest not addressed by our current policies.
We pay our Manager substantial base management fees regardless of the performance of our portfolio. Our Manager’s entitlement to a base management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. This in turn could hurt both our ability to make distributions to our stockholders and the market price of our common stock.
As noted above, we do not have any employees except those that Starwood Capital Group has seconded to us exclusively: our Chief Financial Officer and Treasurer and our Executive Vice President, General Counsel and Chief Compliance Officer. Both of these employees are also employees of other entities affiliated with our Manager and, as a result, are subject to potential conflicts of interest in service as our employees and employees of such entities.
The management agreement with our Manager was not negotiated on an arm’s-length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party and may be costly and difficult to terminate.
Our executive officers (other than Ms. Anderson, our Chief Financial Officer and Treasurer, and Mr. Sossen, our Executive Vice President, General Counsel and Chief Compliance Officer) and three of our seven directors are executives of Starwood Capital Group. Our management agreement with our Manager was negotiated between related parties and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.
Termination of the management agreement with our Manager without cause is difficult and costly. Our independent directors will review our Manager’s performance and the management fees annually and, following the initial three-year term, the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors based upon: (1) our Manager’s unsatisfactory performance that is materially detrimental to us, or (2) a determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager will be provided 180 days prior notice of any such a termination. Additionally, upon such a termination, the management agreement provides that we will pay our Manager a termination fee equal to three times the sum of the average annual base management fee and incentive fee received by our Manager during the prior 24-month period before such termination, calculated as of the end of the most recently completed fiscal quarter. In addition, we would also be required to refund our Manager for its partial payment of the initial underwriting discount it paid in connection with our initial public offering irrespective of whether or not during any full four calendar quarter period during the 24 full calendar quarters after the consummation of our initial public offering our Core Earnings, as described below, for any such four-quarter period exceeds the product of (x) the weighted average of the issue price per share of all public offerings of our common stock, multiplied by the weighted average number of shares outstanding (including any restricted stock units, any restricted shares of common stock and any other shares of common stock underlying awards granted under our equity incentive plans) in such four-quarter period and (y) 8%. These provisions may increase the cost to us of terminating the management agreement and adversely affect our ability to terminate our Manager without cause.
Core Earnings is a non-generally accepted accounting principle measure and is defined as generally accepted accounting principle (“GAAP”) net income (loss) excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that we foreclose on any properties underlying our target assets), any unrealized gains, losses or other non-cash items recorded in net income for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors.

During the initial three-year term of the management agreement, we may not terminate the management agreement except for cause.
Our Manager is only contractually committed to serve us until the third anniversary of the closing of our initial public offering, which closed on August 17, 2009. Thereafter, the management agreement is renewable for one-year terms; provided, however, that our Manager may terminate the management agreement annually upon 180 days prior notice. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.
Pursuant to the management agreement, our Manager does not assume any responsibility other than to render the services called for thereunder and is not responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our Manager maintains a contractual as opposed to a fiduciary relationship with us. Under the terms of the management agreement, our Manager, its officers, members, personnel, any person controlling or controlled by our Manager and any person providing sub-advisory services to our Manager will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the management agreement, except because of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the management agreement. In addition, we have agreed to indemnify our Manager, its officers, stockholders, members, managers, directors, personnel, any person controlling or controlled by our Manager and any person providing sub-advisory services to our Manager with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts or omissions of our Manager not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the management agreement.
The incentive fee payable to our Manager under the management agreement is payable quarterly and is based on our Core Earnings and therefore, may cause our Manager to select investments in more risky assets to increase its incentive compensation.
Our Manager is entitled to receive incentive compensation based upon our achievement of targeted levels of Core Earnings. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on Core Earnings may lead our Manager to place undue emphasis on the maximization of Core Earnings at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our investment portfolio.
Our conflicts of interest policy may not adequately address all of the conflicts of interest that may arise with respect to our investment activities and also may limit the allocation of investments to us.
In order to avoid any actual or perceived conflicts of interest with our Manager, Starwood Capital Group or any of the Starwood parties, we have adopted a conflicts of interest policy to specifically address some of the conflicts relating to our investment opportunities. Although under this policy the approval of a majority of our independent directors is required to approve (i) any purchase of our assets by any of the Starwood parties and (ii) any purchase by us of any assets of any of the Starwood parties, there is no assurance that this policy will be adequate to address all of the conflicts that may arise or will address such conflicts in a manner that results in the allocation of a particular investment opportunity to us or is otherwise favorable to us. In addition, the Starwood Private Real Estate Funds currently, and additional competing vehicles may in the future, participate in some of our investments, possibly at a more senior level in the capital structure of the underlying borrower and related real estate than our investment. Our interests in such investments may also conflict with the interests of these funds in the event of a default or restructuring of the investment. Participating investments will not be the result of arm’s length negotiations and will involve potential conflicts between our interests and those of the other participating funds in obtaining favorable terms. Since our executives are also executives of Starwood Capital Group, the same personnel may determine the price and terms for the investments for both us and these funds and there can be no assurance that any procedural protections, such as obtaining market prices or other reliable indicators of fair value, will prevent the consideration we pay for these investments from exceeding their fair value or ensure that we receive terms for a particular investment opportunity that are as favorable as those available from an independent third party.

Our board of directors has approved very broad investment guidelines for our Manager and does not approve each investment and financing decision made by our Manager unless required by our investment guidelines.
Our Manager is authorized to follow very broad investment guidelines. Our board of directors will periodically review our investment guidelines and our investment portfolio but will not, and will not be required to, review all of our proposed investments, except if the investment requires us to commit at least $150 million of capital or 25% of our equity in any individual asset. In addition, in conducting periodic reviews, our board of directors may rely primarily on information provided to them by our Manager. Furthermore, our Manager may use complex strategies, and transactions entered into by our Manager may be costly, difficult or impossible to unwind by the time they are reviewed by our board of directors. Our Manager has great latitude within the broad parameters of our investment guidelines in determining the types and amounts of target assets it decides are attractive investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results. Further, decisions made and investments and financing arrangements entered into by our Manager may not fully reflect the best interests of our stockholders.
Risks Related to Our Company
We have a limited operating history and may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our stockholders.
We were organized in May 2009, commenced operations in August 2009 and have a limited operating history. We cannot assure you that we will be able to operate our business successfully or implement our operating policies and strategies. The results of our operations depend on several factors, including the availability of opportunities for the acquisition of target assets, the level and volatility of interest rates, the availability of adequate short and long-term financing, conditions in the financial markets and economic conditions.
Our board of directors may change any of our investment strategy or guidelines, financing strategy or leverage policies without stockholder consent.
Our board of directors may change any of our investment strategy or guidelines, financing strategy or leverage policies with respect to investments, acquisitions, growth, operations, indebtedness, capitalization and distributions at any time without the consent of our stockholders, which could result in an investment portfolio with a different risk profile. A change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations. These changes could adversely affect our financial condition, results of operations, the market price of our common stock and our ability to make distributions to our stockholders.
We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.
Our business is highly dependent on communications and information systems of Starwood Capital Group. Any failure or interruption of Starwood Capital Group’s systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

Terrorist attacks and other acts of violence or war may affect the real estate industry and our business, financial condition and results of operations.
The terrorist attacks on September 11, 2001 disrupted the U.S. financial markets, including the real estate capital markets, and negatively impacted the U.S. economy in general. Any future terrorist attacks, the anticipation of any such attacks, the consequences of any military or other response by the U.S. and its allies, and other armed conflicts could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. The economic impact of these events could also adversely affect the credit quality of some of our loans and investments and the properties underlying our interests.
We may suffer losses as a result of the adverse impact of any future attacks and these losses may adversely impact our performance and may cause the market value of our common stock to decline or be more volatile. A prolonged economic slowdown, a recession or declining real estate values could impair the performance of our investments and harm our financial condition and results of operations, increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We cannot predict the severity of the effect that potential future terrorist attacks would have on us. Losses resulting from these types of events may not be fully insurable.
In addition, the events of September 11th created significant uncertainty regarding the ability of real estate owners of high profile assets to obtain insurance coverage protecting against terrorist attacks at commercially reasonable rates, if at all. With the enactment of the Terrorism Risk Insurance Act of 2002 (the “TRIA”), and the subsequent enactment of the Terrorism Risk Insurance Program Reauthorization Act of 2007, which extended the TRIA through the end of 2014, insurers must make terrorism insurance available under their property and casualty insurance policies, but this legislation does not regulate the pricing of such insurance. The absence of affordable insurance coverage may adversely affect the general real estate lending market, lending volume and the market’s overall liquidity and may reduce the number of suitable investment opportunities available to us and the pace at which we are able to make investments. If the properties underlying our interests are unable to obtain affordable insurance coverage, the value of our interests could decline, and in the event of an uninsured loss, we could lose all or a portion of our investment.
Risks Related to U.S. Government Programs
There can be no assurance that the actions of the U.S. Government, the Federal Reserve, including the U.S. Treasury and other governmental and regulatory bodies, for the purpose of stabilizing the financial markets, including the establishment of the TALF and the PPIP, will achieve the intended effect, or that our business will benefit from these actions, and further government or market developments could adversely impact us.
In response to the financial issues affecting the banking system and the financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008 (the “EESA”), was enacted in October 2008. The EESA provides the U.S. Treasury Secretary with the authority to use up to $700 billion to, among other things, inject capital into financial institutions and establish the Troubled Asset Relief Program (the “TARP”), to purchase from financial institutions residential or commercial mortgage loans and any securities, obligations or other instruments that are based on or related to such mortgages, that were originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Treasury Secretary, after consultation with the Chairman of the Federal Reserve, determines necessary to promote financial stability. In addition, the U.S. Treasury Secretary has the authority to establish a program to guarantee, upon request of a financial institution, the timely payment of principal and interest on these financial assets.

The recent economic challenges in the residential mortgage markets have significantly affected Fannie Mae and Freddie Mac. The Housing and Economic Recovery Act of 2008 (the “HERA”), which established a new regulator for Fannie Mae and Freddie Mac, the Federal Housing Finance Agency (the “FHFA”), was signed into law on July 30, 2008. Under this plan, among other things, the FHFA has been appointed as conservator of both Fannie Mae and Freddie Mac, allowing the FHFA to direct and control the actions of Fannie Mae and Freddie Mac without forcing them to liquidate, which would occur if Fannie Mae and Freddie Mac were placed under receivership. Importantly, the primary focus of the plan is to increase the availability of mortgage finance by allowing these companies to continue to grow their guarantee business.
In addition, in an effort to further stabilize the residential U.S. mortgage market, the U.S. Treasury took three additional actions. First, the U.S. Treasury entered into a preferred stock purchase agreement with each of Fannie Mae and Freddie Mac, pursuant to which $100 billion would be available to each entity. On May 6, 2009, the U.S. Treasury amended those stock purchase agreements to increase the amount available to each of Fannie Mae and Freddie Mac to $200 billion, and on December 24, 2009, the U.S. Treasury further amended those stock purchase agreements to increase the amount available to each of Fannie Mae and Freddie Mac to $200 billion plus the cumulative total of any deficiency amounts (that is, the amount by which the subject entity’s liabilities exceed its assets) determined for the entity for calendar quarters in 2010, 2011 and 2012 less any surplus determined for the entity as of December 31, 2012. Second, it established a new secured credit facility, the Government Sponsored Enterprise Credit Facility, available to each of Fannie Mae and Freddie Mac (as well as Federal Home Loan Banks) when other funding sources were unavailable. Third, it has established an Agency RMBS purchase program, under which the U.S. Treasury may purchase Agency RMBS in the open market. These latter two programs expired on December 31, 2009. Although the federal government has committed capital to Fannie Mae and Freddie Mac, there can be no assurance that these actions will be adequate for their needs. If these actions are inadequate, these entities could continue to suffer losses and could fail to honor their guarantees and other obligations which could materially adversely affect our business, operations and financial condition. Moreover, press reports have indicated that the National Economic Council and the House Committee on Financial Services have been considering various options for the future of Fannie Mae and Freddie Mac, including some that would amount to a substantial restructuring of those entities as well as of the U.S. residential mortgage market. There can be no assurance that any such restructuring will not materially adversely affect our business operations and financial condition.
Furthermore, on November 25, 2008, the U.S. Treasury and the Federal Reserve announced the creation of the TALF. Under the TALF, the FRBNY will provide non-recourse loans to borrowers to help fund their purchase of eligible assets, which initially included asset-backed securities (“ABS”) but not CMBS or RMBS. On March 23, 2009, the U.S. Treasury announced plans to expand the TALF to include CMBS. On May 1, 2009, the Federal Reserve explained that beginning in June 2009, up to $100 billion of TALF loans would be available to finance purchases of CMBS created on or after January 1, 2009. However, only one “new issue” of CMBS has yet been pledged to the FRBNY as collateral for a TALF loan, and the relative dearth of financing currently available for commercial real estate interests that do not merit AAA ratings has led some to question whether any additional new issue TALF-eligible CMBS will be issued in the foreseeable future. On May 19, 2009, the Federal Reserve announced that, starting in July 2009 it would expand the TALF to include certain high-quality CMBS created on or prior to January 1, 2009, or legacy CMBS, and announced additional criteria that would apply to TALF loans for legacy CMBS. However, many legacy CMBS have had their ratings downgraded, and one rating agency, Standard & Poor’s Ratings Services, or S&P, has placed hundreds of tranches of otherwise-TALF-eligible legacy CMBS on negative watch. These actions have significantly reduced the quantity of legacy CMBS that are TALF-eligible and additional negative ratings actions would likely result in further reductions. The TALF is currently scheduled to expire on March 31, 2010 for legacy CMBS and on June 30, 2010 for new issue CMBS. No assurance can be given that the TALF will be extended.
On March 23, 2009, the U.S. Treasury, in conjunction with the Federal Deposit Insurance Corporation (the “FDIC”) and the Federal Reserve, announced the creation of the PPIP. The PPIP is intended to encourage the transfer of certain illiquid legacy real estate-related assets off of the balance sheets of certain financial institutions, restarting the market for these assets and supporting the flow of credit and other capital into the broader economy. The PPIP originally contemplated that Legacy Loans public-private investment funds (“PPIF”), as described below, would be established to purchase troubled loans from insured depository institutions and Legacy Securities PPIFs, as described below, would be established to purchase from financial institutions legacy non-Agency RMBS and CMBS that were originally rated AAA. As announced, Legacy Loans PPIFs and Legacy Securities PPIFs would have access to equity capital from the U.S. Treasury as well as debt financing provided or guaranteed by the U.S. Government. As announced, under the Legacy Loans Program, the U.S. Treasury would provide up to 50% of the equity capital for each Legacy Loans PPIF, with the remainder provided by private investors, and the FDIC would guarantee the debt issued by each Legacy Loans PPIF up to a 6-to-1 debt-to-equity ratio. Under the Legacy Securities Program, as announced, the U.S. Treasury would provide up to 50% of the equity capital of each Legacy Securities PPIF, with the remainder provided by private investors, and would provide senior debt up to 100% of the total equity capital of such a Legacy Securities PPIF so long as the PPIF’s private investors did not have voluntary withdrawal rights.

The FDIC tested the funding mechanism for the Legacy Loans Program through a pilot sale of receivership assets in the summer of 2009. However, no further pilot sales have been scheduled and the FDIC has since issued no further statements regarding the Legacy Loans Program. Accordingly the future of the Legacy Loans Program appears to be in doubt. Meanwhile, the U.S. Treasury announced the selection of nine fund managers for the Legacy Securities Program on July 8, 2009. The nine managers completed the initial closings for their respective Legacy Securities PPIFs in the fall of 2009.
There can be no assurance that the EESA, HERA, TALF, PPIP or other recent U.S. Government actions will have a beneficial impact on the financial markets, including on current extreme levels of volatility. To the extent the market does not respond favorably to these initiatives or these initiatives do not function as intended, our business may not receive the anticipated positive impact from the legislation. Because the programs are designed, in part, to restart the market for certain of our target assets, the establishment of these programs may result in increased competition for attractive opportunities in our target assets. It is also possible that our competitors may utilize the programs which would provide them with attractive debt and equity capital funding from the U.S. Government. In addition, the U.S. Government, the Federal Reserve, the U.S. Treasury and other governmental and regulatory bodies, have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur, and such actions could have an adverse impact on our business, results of operations and financial condition.
The terms and conditions of the Legacy Loans Program have not been finalized and there is no assurance that the final terms will enable us to participate in the Legacy Loans Program in a manner consistent with our investment strategy.
While the U.S. Treasury and the FDIC have released a summary of proposed terms and conditions for the Legacy Loans Program and the FDIC conducted a pilot sale of receivership assets in the summer of 2009, the U.S. Treasury and the FDIC have not released the final terms and conditions governing this program. While the FDIC tested the funding mechanism for the Legacy Loans Program through a pilot sale of receivership assets in the summer of 2009, no further pilot sales have been scheduled and the FDIC has since issued no further statements regarding the Legacy Loans Program. Accordingly the future of the Legacy Loans Program appears to be in doubt. Furthermore, the proposed terms and conditions of the program do not address: (1) the guaranteed debt to be issued by participants in the Legacy Loans Program, and (2) the warrants that the U.S. Treasury will receive under the program. In addition, the U.S. Treasury and the FDIC have reserved the right to modify the proposed terms of the Legacy Loans Program. If or when the final terms and conditions are released, there is no assurance that we will be able to participate in the Legacy Loans Program in a manner acceptable to us consistent with our investment strategy.
The terms and conditions of the TALF may change, which could adversely affect our investments.
The terms and conditions of the TALF, including asset and borrower eligibility, could be changed at any time. Any such modifications may adversely affect the market value of any of our assets financed through the TALF and otherwise or our ability to obtain additional TALF financing. The TALF is scheduled to expire on March 31, 2010 for eligible asset classes other than new issue CMBS and on June 30, 2010 for new issue CMBS. It is not clear whether the TALF will be extended. If the TALF expires or is reduced while our assets financed through the TALF are still outstanding, there may be no market for these assets and the market value of these assets would be adversely affected. We intend to enhance the returns on our commercial mortgage loan investments, especially loan originations, by securitizing the senior portion, expected to be equivalent to AAA-rated CMBS, while retaining the subordinate securities in our investment portfolio to the extent that TALF financing would be available for buyers of these AAA-rated CMBS. However, only two new issuances of CMBS have occurred since the TALF was expanded to include CMBS, and only one of those issuances was TALF-eligible. Accordingly it is not clear whether any additional CMBS to be issued during the remaining life of the TALF will be eligible for financing under the TALF. As a result, there can be no assurance that our intended securitizations would benefit from TALF financing for AAA-rated CMBS.

We could lose our eligibility as a TALF borrower, which would adversely affect our financial condition.
Any U.S. company is permitted to participate in the TALF, provided that it maintains an account relationship with a TALF agent and enters into a TALF-specific customer agreement with such TALF agent. The definition of a U.S. company excludes certain entities that are managed or controlled by a non-U.S. government or that are managed by an investment manager controlled by a non-U.S. government. For these purposes, an entity is considered to control a company if, among other things, such entity owns, controls, or holds with power to vote 25% or more of a class of voting securities, or total equity, of the company. The application of these rules under the TALF is not clear since the 25% limitation is only one example of what might constitute “control.” However, a change of control subsequent to a stockholders’ purchase of shares of common stock which results in such stockholder being owned or controlled by a non-U.S. government would result in a violation of the 25% limitation if such stockholder held 25% or more of our common stock. If for any reason we are deemed not to be eligible to participate in the TALF, all of our outstanding TALF loans will become immediately due and payable with full recourse, which could adversely affect our financial condition.
Our ability to transfer any assets purchased using TALF funding is restricted.
Our assets purchased using TALF funding have been pledged to the FRBNY as collateral for the TALF loans. If we sell or transfer any of these assets, we must either repay the related TALF loan or obtain the consent of the FRBNY to assign our obligations under the related TALF loan to the applicable assignee. The FRBNY in its discretion may restrict or prevent us from assigning our loan obligations to a third party, including a third party that meets the criteria of an eligible borrower. In addition, the FRBNY will not consent to any assignments after the termination date for making new loans, which is currently March 31, 2010 for asset classes other than new issue CMBS and June 30, 2010 for new issue CMBS.
We would expect that any assets financed with Legacy Loans Program funding would be pledged to the FDIC as collateral for its guarantee under the Legacy Loans Program. If a Legacy Loans PPIF sells or transfers any of these assets, we would expect it would need to either repay the related loan or obtain the consent of the FDIC or the U.S. Treasury to assign its obligations to the applicable assignee. We would expect the FDIC would restrict or prevent such a PPIF from assigning its obligations to a third party, including a third party that meets the criteria for participation in the PPIP.
These restrictions may limit our ability to trade or otherwise dispose of our investments, and may adversely affect our ability to take advantage of favorable market conditions and make distributions to stockholders.
We may need to surrender eligible TALF assets to repay TALF loans at maturity.
Each TALF loan must be repaid within three or five years, depending on its term. If we do not have sufficient funds to repay interest and principal on the related TALF loan at maturity and if these assets cannot be sold for an amount equal to or greater than the amount owed on such loan, we must surrender the assets to the FRBNY in lieu of repayment. If we are forced to sell any assets to repay a TALF loan, we may not be able to obtain a favorable price. If we default on our obligation to pay a TALF loan or if other default events occur and the FRBNY elects to liquidate the assets used as collateral to secure such TALF loan, the proceeds from that sale will be applied, first, to any enforcement costs, second, to unpaid principal and, finally, to unpaid interest. Under the terms of the TALF, if assets are surrendered to the FRBNY in lieu of repayment, all assets that collateralize that loan must be surrendered. In these situations, we would forfeit any equity that we held in these assets.

Under the TALF, FRBNY consent is required to exercise our voting rights on the collateral.
As a requirement of the TALF, we must agree not to exercise or refrain from exercising any voting, consent or waiver rights in any collateral without the consent of the FRBNY.
In accessing the TALF, we are dependent on the activities of our TALF agents.
To obtain TALF loans, we were required to execute a TALF-specific customer agreement with at least one TALF agent which acts on our behalf under the agreement with the FRBNY. The TALF agent submits aggregate loan request amounts on behalf of its customers in the form and manner specified by the FRBNY. Each TALF agent is required to apply its internal customer identification program and due diligence procedures to each borrower and represent that each borrower is an eligible borrower for purposes of the TALF, and to provide the FRBNY with information regarding each customer and information sufficient to describe the TALF agent’s customer risk assessment methodology. These customer agreements may impose unfavorable conditions or fees that could adversely affect our business. Each TALF agent is expected to have relationships with other TALF borrowers, and a TALF agent may allocate more resources toward assisting other borrowers with whom it has other business dealings. TALF agents are also responsible for distributing principal and interest after receipt thereof from The Bank of New York Mellon, as custodian for the TALF. Once funds or collateral are transferred to a TALF agent or at the direction of a TALF agent, neither the custodian nor the FRBNY has any obligation to account for whether the funds or collateral are transferred to the borrower. We will therefore be exposed to bankruptcy risk of our TALF agents.
We will be subject to interest rate risk, which can adversely affect our net income.
All CMBS TALF loans must be fixed rate loans. We expect interest rates on fixed-rate TALF loans will be set at a premium over the then-current three-year or five-year LIBOR swap rate. As a result, we may be exposed to (1) timing risk between the dates on which payments are received on assets financed through the TALF and the dates on which interest payments are due on the TALF loans and (2) asset/liability repricing risk, due to differences in the dates and indices on which floating rates on the financed assets and on the related TALF loans are reset.
Our ability to receive the interest earnings may be limited.
Interest payments that are received from the assets used as collateral for a TALF loan must be applied to pay interest on the related TALF loan before any interest payments can be distributed to us. To the extent there are interest payments from the collateral in excess of the required interest payment on the related TALF loan, the amount of such excess interest that will be distributed to us will be limited. For example, for a five-year TALF loan, the excess of interest distributions from the collateral over the TALF loan interest payable will be remitted to us only until such excess equals 25% per annum of the haircut amount in the first three loan years, 10% in the fourth loan year, and 5% in the fifth loan year, and the remainder of such excess will be applied to the related TALF loan principal. Our inability to benefit from the excess interest could have a material adverse effect on our results of operations.
If the interest on the collateral pledged to support a TALF loan is not sufficient to cover the interest payment on such loan, we will have a grace period of 30 days to make the interest payment. If the loan remains delinquent after the grace period, the FRBNY will enforce its rights to the collateral. We may be required to use our earnings to make interest payments on the TALF loans to keep them current, which could reduce the cash available to make or sustain dividends to our stockholders.
To the extent that proceeds from our TALF assets are received by the TALF custodian prior to the monthly date on which they are distributed to the borrowers, such proceeds will be held by the custodian and all interest earned on such proceeds will be retained by the FRBNY. If such proceeds were immediately distributed to us, we would be able to invest such proceeds in short-term investments and the income from such investments would be available to distribute to stockholders.

Under certain conditions, we may be required to provide full recourse for TALF loans or to make indemnification payments.
To participate in the TALF, we were required to execute a TALF-specific customer agreement with a TALF agent authorizing it, among other things, to act as our agent under TALF and to act on our behalf under the agreement with the FRBNY and with The Bank of New York Mellon as administrator and as the FRBNY’s custodian of the collateral. Under such agreements, we were required to represent to the TALF agent and to the FRBNY that, among other things, we are an eligible borrower and that the collateral that we pledge meets the TALF eligibility criteria. The FRBNY has full recourse to us for repayment of the loan for any breach of these representations. Further, the FRBNY has full recourse to us for repayment of a TALF loan if the eligibility criteria for collateral under the TALF are considered continuing requirements and the pledged collateral no longer satisfies such criteria. In addition, we are required to pay to our TALF agents fees under the customer agreements and to indemnify our TALF agents for certain breaches under the customer agreements and to indemnify the FRBNY and its custodian for certain breaches under the agreement with the FRBNY. Payments made to satisfy such full recourse requirements and indemnities could have a material adverse effect on our net income and our distributions to our stockholders.
Risks Related to Sources of Financing
Our access to sources of financing may be limited and thus our ability to maximize our returns may be adversely affected.
Our financing sources may include borrowings in the form of bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities, structured financing arrangements, public and private equity and debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements.
Our access to sources of financing will depend upon a number of factors, over which we have little or no control, including:
•	general market conditions;

•	the market’s view of the quality of our assets;

•	the market’s perception of our growth potential;

•	our current and potential future earnings and cash distributions; and

•	the market price of the shares of our common stock.
The current dislocation and weakness in the capital and credit markets could adversely affect one or more private lenders and could cause one or more of our private lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, if regulatory capital requirements imposed on our private lenders change, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price.
Under current market conditions, structured financing arrangements are generally unavailable. This has also limited borrowings under warehouse and repurchase agreements that are intended to be refinanced by such financings. Consequently, depending on market conditions at the relevant time, we may have to rely more heavily on additional equity issuances, which may be dilutive to our stockholders, or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our stockholders and other purposes. We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause us to curtail our asset acquisition activities and/or dispose of assets, which could negatively affect our results of operations.

We may incur significant debt, which will subject us to increased risk of loss and may reduce cash available for distributions to our stockholders, and our governing documents contain no limitation on the amount of debt we may incur.
Subject to market conditions and availability, we may incur significant debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. Our governing documents contain no limitation on the amount of debt we may incur. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:
•
our cash flow from operations may be insufficient to make required payments of principal of and interest on the debt or we may fail to comply with all of the other covenants contained in the debt, which is likely to result in (i) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all, (ii) our inability to borrow unused amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements and/or (iii) the loss of some or all of our assets to foreclosure or sale;

•	our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase with higher financing costs;

•
we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, stockholder distributions or other purposes; and

•	we are not able to refinance debt that matures prior to the investment it was used to finance on favorable terms, or at all.
Interest rate fluctuations could significantly decrease our results of operations and cash flows and the market value of our investments.
Our primary interest rate exposures relate to the yield on our investments and the financing cost of our debt, as well as our interest rate swaps that we utilize for hedging purposes. Changes in interest rates affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Interest rate fluctuations resulting in our interest expense exceeding interest income would result in operating losses for us. Changes in the level of interest rates also may affect our ability to invest in investments, the value of our investments and our ability to realize gains from the disposition of assets. Changes in interest rates may also affect borrower default rates.

To the extent that our financing costs will be determined by reference to floating rates, such as LIBOR or a Treasury index, plus a margin, the amount of which will depend on a variety of factors, including, without limitation, (i) for collateralized debt, the value and liquidity of the collateral, and for non-collateralized debt, our credit, (ii) the level and movement of interest rates and (iii) general market conditions and liquidity. In a period of rising interest rates, our interest expense on floating rate debt would increase, while any additional interest income we earn on our floating rate investments may not compensate for such increase in interest expense, the interest income we earn on our fixed rate investments would not change, the duration and weighted average life of our fixed rate investments would increase and the market value of our fixed rate investments would decrease. Similarly, in a period of declining interest rates, our interest income on floating rate investments would decrease, while any decrease in the interest we are charged on our floating rate debt may not compensate for such decrease in interest income and interest we are charged on our fixed rate debt would not change. Any such scenario could materially and adversely affect us.
Our operating results depend, in part, on differences between the income earned on our investments, net of credit losses, and our financing costs. For any period during which our investments are not match-funded, the income earned on such investments will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may immediately and significantly decrease our results of operations and cash flows and the market value of our investments.
In the event non-recourse long-term securitizations become available to us in the future, such structures may expose us to risks which could result in losses to us.
We may utilize non-recourse long-term securitizations of our investments in mortgage loans, especially loan originations, if and when they become available. Prior to any such financing, we may seek to finance these investments with relatively short-term facilities until a sufficient portfolio is accumulated. As a result, we would be subject to the risk that we would not be able to acquire, during the period that any short-term facilities are available, sufficient eligible assets to maximize the efficiency of a securitization. We also would bear the risk that we would not be able to obtain new short-term facilities or would not be able to renew any short-term facilities after they expire should we need more time to seek and acquire sufficient eligible assets for a securitization. In addition, conditions in the capital markets, including the current unprecedented volatility and disruption in the capital and credit markets, may not permit a non-recourse securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets. While we would intend to retain the unrated equity and the non-investment grade bond components of securitizations and, therefore, still have exposure to any investments included in such securitizations, our inability to enter into such securitizations would increase our overall exposure to risks associated with direct ownership of such investments, including the risk of default. Our inability to refinance any short-term facilities would also increase our risk because borrowings thereunder would likely be recourse to us as an entity. If we are unable to obtain and renew short-term facilities or to consummate securitizations to finance our investments on a long-term basis, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price.
Any warehouse facilities that we may obtain may limit our ability to acquire assets, and we may incur losses if the collateral is liquidated.
In the event that securitization financings become available, we may utilize, if available, warehouse facilities pursuant to which we would accumulate mortgage loans in anticipation of a securitization financing, which assets would be pledged as collateral for such facilities until the securitization transaction is consummated. In order to borrow funds to acquire assets under any future warehouse facilities, we expect that our lenders thereunder would have the right to review the potential assets for which we are seeking financing. We may be unable to obtain the consent of a lender to acquire assets that we believe would be beneficial to us and we may be unable to obtain alternate financing for such assets. In addition, no assurance can be given that a securitization structure would be consummated with respect to the assets being warehoused. If the securitization is not consummated, the lender could liquidate the warehoused collateral and we would then have to pay any amount by which the original purchase price of the collateral assets exceeds its sale price, subject to negotiated caps, if any, on our exposure. In addition, regardless of whether the securitization is consummated, if any of the warehoused collateral is sold before the consummation, we would have to bear any resulting loss on the sale. Currently, we have no warehouse facilities in place, and no assurance can be given that we will be able to obtain one or more warehouse facilities on favorable terms, or at all.

Any repurchase agreements and bank credit facilities that we may use to finance our assets may require us to provide additional collateral or pay down debt.
We may utilize repurchase agreements and bank credit facilities (including term loans and revolving facilities) to finance our assets, we may utilize such arrangements to finance our assets to the extent they are available on acceptable terms. These types of financing arrangements involve the risk that the market value of the loans pledged or sold by us to the repurchase agreement counterparty or provider of the bank credit facility may decline in value, in which case the lender may require us to provide additional collateral or to repay all or a portion of the funds advanced. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. Posting additional collateral would reduce our liquidity and limit our ability to leverage our assets. If we cannot meet these requirements, the lender could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from them, which could materially and adversely affect our financial condition and ability to implement our business plan. In addition, in the event that the lender files for bankruptcy or becomes insolvent, our loans may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to bank credit facilities and increase our cost of capital. The providers of repurchase agreement financing and bank credit facilities may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly.
Lenders may require us to enter into restrictive covenants relating to our operations.
If or when we obtain debt financing, lenders (especially in the case of bank credit facilities) may impose restrictions on us that would affect our ability to incur additional debt, make certain investments or acquisitions, reduce liquidity below certain levels, make distributions to our stockholders, redeem debt or equity securities and impact our flexibility to determine our operating policies and investment strategies. For example, our loan documents may contain negative covenants that limit, among other things, our ability to repurchase our shares of our common stock, distribute more than a certain amount of our net income or funds from operations to our stockholders, employ leverage beyond certain amounts, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We may also be subject to cross-default and acceleration rights and, with respect to collateralized debt, the posting of additional collateral and foreclosure rights upon default. Further, this could also make it difficult for us to satisfy the distribution requirements necessary to maintain our status as a REIT for U.S. federal income tax purposes.
If one or more of our Manager’s executive officers are no longer employed by our Manager, financial institutions providing any financing arrangements we may have may not provide future financing to us, which could materially and adversely affect us.
If financial institutions that we seek to finance our investments require that one or more of our Manager’s executives continue to serve in such capacity and if one or more of our Manager’s executives are no longer employed by our Manager, it may constitute an event of default and the financial institution providing the arrangement may have acceleration rights with respect to outstanding borrowings and termination rights with respect to our ability to finance our future investments with that institution. If we are unable to obtain financing for our accelerated borrowings and for our future investments under such circumstances, we could be materially and adversely affected.

We may seek to utilize non-recourse long-term securitizations in the future, and such structures may expose us to risks, which could result in losses to us.
In the future, we may seek to utilize non-recourse long-term securitizations of our investments in mortgage loans, especially loan originations, if and when they become available and to the extent consistent with the maintenance of our REIT qualification and exemption from the 1940 Act in order to generate cash for funding new investments. This would involve conveying a pool of assets to a special purpose vehicle (or the issuing entity) which would issue one or more classes of non-recourse notes pursuant to the terms of an indenture. The notes would be secured by the pool of assets. In exchange for the transfer of assets to the issuing entity, we would receive the cash proceeds on the sale of non-recourse notes and a 100% interest in the equity of the issuing entity. The securitization of our portfolio investments might magnify our exposure to losses on those portfolio investments because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. Moreover, we cannot be assured that we will be able to access the securitization market, or be able to do so at favorable rates. The inability to consummate securitizations of our portfolio to finance our investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business.
Risks Related to Hedging
We may enter into hedging transactions that could expose us to contingent liabilities in the future.
Subject to maintaining our qualification as a REIT, part of our investment strategy involves entering into hedging transactions that could require us to fund cash payments in certain circumstances (such as the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument). The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses will be reflected in our results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.
Hedging against interest rate exposure may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.
Subject to maintaining our qualification as a REIT, we may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:
•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

•	due to a credit loss, the duration of the hedge may not match the duration of the related liability;

•
the amount of income that a REIT may earn from hedging transactions (other than hedging transactions that satisfy certain requirements of the Code or that are done through a taxable REIT subsidiary (“TRS”)) to offset interest rate losses is limited by U.S. federal tax provisions governing REITs;

•	the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the hedging counterparty owing money in the hedging transaction may default on its obligation to pay.
In addition, we may fail to recalculate, readjust and execute hedges in an efficient manner.
Any hedging activity in which we engage may materially and adversely affect our results of operations and cash flows. Therefore, while we may enter into such transactions seeking to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio positions or liabilities being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.
Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks and costs that could result in material losses.
The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates, we may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in significant losses.
We may fail to qualify for hedge accounting treatment.
We intend to record derivative and hedging transactions in accordance with GAAP. Under these standards, we may fail to qualify for hedge accounting treatment for a number of reasons, including if we use instruments that do not meet the definition of a derivative (such as short sales), we fail to satisfy hedge documentation and hedge effectiveness assessment requirements or our instruments are not highly effective. If we fail to qualify for hedge accounting treatment, our operating results may suffer because losses on the derivatives that we enter into may not be offset by a change in the fair value of the related hedged transaction or item.
We may enter into derivative contracts that could expose us to contingent liabilities in the future.
Subject to maintaining our qualification as a REIT, we may enter into derivative contracts that could require us to fund cash payments in the future under certain circumstances (e.g., the early termination of the derivative agreement caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the derivative contract). The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses may materially and adversely affect our results of operations and cash flows.

Risks Related to Our Investments
We may not be able to identify assets that meet our investment objective.
We cannot assure you that we will be able to identify additional assets that meet our investment objective, that we will be successful in consummating any investment opportunities we identify or that one or more investments we may make will yield attractive risk-adjusted returns. Our inability to do any of the foregoing likely would materially and adversely affect our results of operations and cash flows and our ability to make distributions to our stockholders.
Until appropriate investments can be identified, our Manager may invest the remaining net proceeds of our initial public offering and the concurrent private placement in interest-bearing short-term investments, including Agency RMBS, AAA-rated CMBS and money market accounts and/or funds, which are consistent with our intention to qualify as a REIT. These investments are expected to provide a lower net return than we will seek to achieve from investments in our target assets. Our Manager intends to conduct due diligence with respect to each investment and suitable investment opportunities may not be immediately available. Even if opportunities are available, there can be no assurance that our Manager’s due diligence processes will uncover all relevant facts or that any investment will be successful.
The lack of liquidity in our investments may adversely affect our business.
The lack of liquidity of our investments in real estate loans and investments other than certain of our investments in mortgage-backed securities (“MBS”) may make it difficult for us to sell such investments if the need or desire arises. Many of the securities we purchase will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or their disposition except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws. In addition, certain investments such as B-Notes, mezzanine loans and bridge and other loans are also particularly illiquid investments due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default. As a result, we expect many of our investments will be illiquid and if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our Manager has or could be attributed with material, non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.
Our investments may be concentrated and will be subject to risk of default.
While we intend to diversify our portfolio of investments, we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors. Therefore, our investments in our target assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in any one region or type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly reduce our ability to pay dividends to our stockholders.

Difficult conditions in the mortgage, commercial and residential real estate markets may cause us to experience market losses related to our holdings, and we do not expect these conditions to improve in the near future.
Our results of operations are materially affected by conditions in the real estate markets, the financial markets and the economy generally. Continuing concerns about the declining real estate market, as well as inflation, energy costs, geopolitical issues and the availability and cost of credit, have contributed to increased volatility and diminished expectations for the economy and markets going forward. The mortgage market has been severely affected by changes in the lending landscape and there is no assurance that these conditions have stabilized or that they will not worsen. The disruption in the mortgage market has an impact on new demand for homes, which will compress the home ownership rates and weigh heavily on future home price performance. There is a strong correlation between home price growth rates and mortgage loan delinquencies. The further deterioration of the real estate market may cause us to experience losses related to our assets and to sell assets at a loss. Declines in the market values of our investments may adversely affect our results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.
We operate in a highly competitive market for investment opportunities and competition may limit our ability to acquire desirable investments in our target assets and could also affect the pricing of these securities.
We operate in a highly competitive market for investment opportunities. Our profitability depends, in large part, on our ability to acquire our target assets at attractive prices. In acquiring our target assets, we will compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds (including other funds managed by Starwood Capital Group), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Several other REITs have recently raised significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. Government, if we are not eligible to participate in programs established by the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, competition for investments in our target assets may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

The commercial mortgage loans we acquire and the mortgage loans underlying our CMBS investments are subject to the ability of the commercial property owner to generate net income from operating the property as well as the risks of delinquency and foreclosure.
Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be adversely affected by, among other things,
•	tenant mix;

•	success of tenant businesses;

•	property management decisions;

•	property location, condition and design;

•	competition from comparable types of properties;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	changes in national, regional or local economic conditions and/or specific industry segments, including the credit and securitization markets;

•	declines in regional or local real estate values;

•	declines in regional or local rental or occupancy rates;

•	increases in interest rates, real estate tax rates and other operating expenses;

•	costs of remediation and liabilities associated with environmental conditions;

•	the potential for uninsured or underinsured property losses;

•	changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance; and

•	acts of God, terrorist attacks, social unrest and civil disturbances.
In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to our stockholders. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.
Our investments in CMBS are generally subject to losses.
Our investments in CMBS are subject to losses. In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or B-Note, if any, then by the “first loss” subordinated security holder (generally, the “B-Piece” buyer) and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, mezzanine loans or B-Notes, and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related MBS. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments.

We may not control the special servicing of the mortgage loans included in the CMBS in which we invest and, in such cases, the special servicer may take actions that could adversely affect our interests.
With respect to the CMBS in which we invest, overall control over the special servicing of the related underlying mortgage loans will be held by a “directing certificateholder” or a “controlling class representative,” which is appointed by the holders of the most subordinate class of CMBS in such series (except in the case of TALF-financed CMBS, where TALF rules prohibit control by investors in a subordinate class once the principal balance of that class is reduced to less than 25% of its initial principal balance as a result of both actual realized losses and “appraisal reduction amounts”). Since we will focus on acquiring classes of existing series of CMBS originally rated AAA, we will not have the right to appoint the directing certificateholder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificateholder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests.
If our Manager overestimates the yields or incorrectly prices the risks of our investments, we may experience losses.
Our Manager will value our potential investments based on yields and risks, taking into account estimated future losses on the mortgage loans and the underlying collateral included in the securitization’s pools, and the estimated impact of these losses on expected future cash flows and returns. Our Manager’s loss estimates may not prove accurate, as actual results may vary from estimates. In the event that our Manager underestimates the asset level losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment.
Our investments in corporate bank debt and debt securities of commercial real estate operating or finance companies will be subject to the specific risks relating to the particular company and to the general risks of investing in real estate-related loans and securities, which may result in significant losses.
We may invest in corporate bank debt and debt securities of commercial real estate operating or finance companies. These investments will involve special risks relating to the particular company, including its financial condition, liquidity, results of operations, business and prospects. In particular, the debt securities are often non-collateralized and may also be subordinated to its other obligations. We are likely to invest in debt securities of companies that are not rated or are rated non-investment grade by one or more rating agencies. Investments that are not rated or are rated non-investment grade have a higher risk of default than investment grade rated assets and therefore may result in losses to us. We have not adopted any limit on such investments.
These investments will also subject us to the risks inherent with real estate-related investments, including:
•	risks of delinquency and foreclosure, and risks of loss in the event thereof;

•	the dependence upon the successful operation of, and net income from, real property;

•	risks generally incident to interests in real property; and

•	risks specific to the type and use of a particular property.
These risks may adversely affect the value of our investments in commercial real estate operating and finance companies and the ability of the issuers thereof to make principal and interest payments in a timely manner, or at all, and could result in significant losses.

Investments in non-conforming and non-investment grade rated loans or securities involve increased risk of loss.
Many of our investments do not conform to conventional loan standards applied by traditional lenders and either will not be rated or will be rated as non-investment grade by the rating agencies. The non-investment grade ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, these investments will have a higher risk of default and loss than investment grade rated assets. Any loss we incur may be significant and may reduce distributions to our stockholders and adversely affect the market value of our common stock. There are no limits on the percentage of unrated or non-investment grade rated assets we may hold in our investment portfolio.
Any credit ratings assigned to our investments will be subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.
Some of our investments may be rated by Moody’s Investors Service, Fitch Ratings, S&P, DBRS, Inc. or Realpoint LLC. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us. Further, if rating agencies reduce the ratings on assets that we intended to finance through the TALF, such assets would no longer be eligible collateral that could be financed through the TALF.
The B Notes that we may acquire may be subject to additional risks related to the privately negotiated structure and terms of the transaction, which may result in losses to us.
We may acquire B-Notes. B-Notes are mortgage loans typically (1) secured by a first mortgage on a single large commercial property or group of related properties and (2) subordinated to an A Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-Note holders after payment to the A Note holders. However, because each transaction is privately negotiated, B-Notes can vary in their structural characteristics and risks. For example, the rights of holders of B-Notes to control the process following a borrower default may vary from transaction to transaction. Further, B-Notes typically are secured by a single property and so reflect the risks associated with significant concentration. Significant losses related to our B-Notes would result in operating losses for us and may limit our ability to make distributions to our stockholders.
Our mezzanine loan assets will involve greater risks of loss than senior loans secured by income-producing properties.
We may acquire mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our initial expenditure. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine loans would result in operating losses for us and may limit our ability to make distributions to our stockholders.

Bridge loans will involve a greater risk of loss than traditional investment-grade mortgage loans with fully insured borrowers.
We may acquire bridge loans secured by first lien mortgages on a property to borrowers who are typically seeking short-term capital to be used in an acquisition, construction or rehabilitation of a property. The typical borrower under a bridge loan has usually identified an undervalued asset that has been under-managed and/or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the bridge loan, and we bear the risk that we may not recover some or all of our initial expenditure.
In addition, borrowers usually use the proceeds of a conventional mortgage to repay a bridge loan. Bridge loans therefore are subject to risks of a borrower’s inability to obtain permanent financing to repay the bridge loan. Bridge loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under bridge loans held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the bridge loan. To the extent we suffer such losses with respect to our bridge loans, the value of our company and the price of our shares of common stock may be adversely affected.
The residential mortgage loans that we may acquire, and that underlie the RMBS we may acquire, are subject to risks particular to investments secured by mortgage loans on residential real estate property.
Residential mortgage loans are secured by single family residential property and are subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a loan secured by a residential property typically is dependent upon the income or assets of the borrower. A number of factors may impair borrowers’ abilities to repay their loans, including:
•	acts of God, which may result in uninsured losses;

•	acts of war or terrorism, including the consequences of events;

•	adverse changes in national and local economic and market conditions;

•	changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance;

•	costs of remediation and liabilities associated with environmental conditions; and

•	the potential for uninsured or under-insured property losses.
We may acquire non-Agency RMBS, which are backed by residential real estate property but, in contrast to Agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as Fannie Mae and Freddie Mac and, in the case of Ginnie Mae, the U.S. Government. Our investments in RMBS will be subject to the risks of defaults, foreclosure timeline extension, fraud, home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal, accompanying the underlying residential mortgage loans. In the event of defaults on the residential mortgage loans that underlie our investments in Agency RMBS and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our investments and we may incur a loss on these investments.

Prepayment rates may adversely affect the value of our investment portfolio.
The value of our investment portfolio will be affected by prepayment rates on our mortgage assets. In many cases, especially residential mortgage assets, borrowers are not prohibited from making prepayments on their mortgage loans. Prepayment rates are influenced by changes in interest rates and a variety of economic, geographic and other factors beyond our control, including, without limitation, housing and financial markets and relative interest rates on fixed rate mortgage loans, and adjustable rate mortgage loans (“ARMs”), and consequently prepayment rates cannot be predicted.
We will generally receive payments from principal payments that are made on our mortgage assets, including residential mortgage loans underlying the Agency RMBS or the non-Agency RMBS that we may acquire. When borrowers prepay their residential mortgage loans faster than expected, it results in prepayments that are faster than expected on the RMBS. Faster than expected prepayments could adversely affect our profitability and our ability to recoup our cost of certain investments purchased at a premium over par value, including in the following ways:
•
We may purchase RMBS that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we may pay a premium over the par value to acquire our mortgage asset. In accordance with GAAP, we may amortize this premium over the estimated term of our mortgage asset. If our mortgage asset is prepaid in whole or in part prior to its maturity date, however, we may be required to expense the premium that was prepaid at the time of the prepayment.

•
We anticipate that a substantial portion of our adjustable-rate RMBS may bear interest rates that are lower than their fully indexed rates, which are equivalent to the applicable index rate plus a margin. If an adjustable-rate RMBS is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, we will have held that RMBS while it was least profitable and lost the opportunity to receive interest at the fully indexed rate over the remainder of its expected life.

•
Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, making it unlikely that we would be able to reinvest the proceeds of any prepayment in mortgage assets of similar quality and terms (including yield). If we are unable to invest in similar mortgage assets, we would be adversely affected.

While we will seek to minimize prepayment risk to the extent practical, in selecting investments we must balance prepayment risk against other risks and the potential returns of each investment. No strategy can completely insulate us from prepayment risk.
Interest rate mismatches between our Agency RMBS backed by ARMs and our borrowings used to fund our purchases of these assets may reduce our net interest income and cause us to suffer a loss during periods of rising interest rates.
To the extent that we invest in Agency RMBS backed by ARMs, we may finance these investments with borrowings that have interest rates that adjust more frequently than the interest rate indices and repricing terms of Agency RMBS backed by ARMs. Accordingly, if short-term interest rates increase, our borrowing costs may increase faster than the interest rates on Agency RMBS backed by ARMs adjust. As a result, in a period of rising interest rates, we could experience a decrease in net income or a net loss. In most cases, the interest rate indices and repricing terms of Agency RMBS backed by ARMs and our borrowings will not be identical, thereby potentially creating an interest rate mismatch between our investments and our borrowings. While the historical spread between relevant short-term interest rate indices has been relatively stable, there have been periods when the spread between these indices was volatile. During periods of changing interest rates, these interest rate index mismatches could reduce our net income or produce a net loss, and adversely affect our ability to make distributions and the market price of our common stock.

In addition, Agency RMBS backed by ARMs will typically be subject to lifetime interest rate caps which limit the amount an interest rate can increase through the maturity of the Agency RMBS. However, our borrowings under repurchase agreements typically will not be subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while caps could limit the interest rates on these types of Agency RMBS. This problem is magnified for Agency RMBS backed by ARMs that are not fully indexed. Further, some Agency RMBS backed by ARMs may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we may receive less cash income on these types of Agency RMBS than we need to pay interest on our related borrowings. These factors could reduce our net interest income and cause us to suffer a loss during periods of rising interest rates.
We may acquire subprime or alternative documentation residential mortgage loans, which are subject to increased risks.
We may acquire non-Agency RMBS backed by collateral pools of mortgage loans that have been originated using underwriting standards that are less restrictive than those used in underwriting “prime mortgage loans.” These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories, mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, including increased interest rates and lower home prices, as well as aggressive lending practices, subprime mortgage loans have in recent periods experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with subprime mortgage loans and alternative documentation (“Alt A”) mortgage loans, the performance of non-Agency RMBS backed by subprime mortgage loans and Alt A mortgage loans that we may acquire could be correspondingly adversely affected, which could adversely impact our results of operations, financial condition and business.
Construction loans involve an increased risk of loss.
We may invest in construction loans. If we fail to fund our entire commitment on a construction loan or if a borrower otherwise fails to complete the construction of a project, there could be adverse consequences associated with the loan, including: a loss of the value of the property securing the loan, especially if the borrower is unable to raise funds to complete it from other sources; a borrower claim against us for failure to perform under the loan documents; increased costs to the borrower that the borrower is unable to pay; a bankruptcy filing by the borrower; and abandonment by the borrower of the collateral for the loan.
Risks of cost overruns and noncompletion of renovation of the properties underlying rehabilitation loans may result in significant losses.
The renovation, refurbishment or expansion by a borrower under a mortgaged property involves risks of cost overruns and noncompletion. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate. Other risks may include rehabilitation costs exceeding original estimates, possibly making a project uneconomical, environmental risks and rehabilitation and subsequent leasing of the property not being completed on schedule. If such renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments on our investment, which could result in significant losses.

Interest rate fluctuations could reduce our ability to generate income on our investments and may cause losses.
Changes in interest rates will affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Changes in the level of interest rates also may affect our ability to originate and acquire assets, the value of our assets and our ability to realize gains from the disposition of assets. Changes in interest rates may also affect borrower default rates. In a period of rising interest rates, our interest expense could increase, while the interest we earn on our fixed-rate debt investments would not change, adversely affecting our profitability. Our operating results depend in large part on differences between the income from our assets, net of credit losses, and our financing costs. We anticipate that for any period during which our assets are not match-funded, the income from such assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates may significantly influence our net income. Increases in these rates will tend to decrease our net income and the market value of our fixed rate assets. Interest rate fluctuations resulting in our interest expense exceeding interest income would result in operating losses for us.
We may experience a decline in the fair value of our assets.
A decline in the fair value of our assets may require us to recognize an “other-than-temporary” impairment against such assets under GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale.
Some of our portfolio investments will be recorded at fair value and, as a result, there will be uncertainty as to the value of these investments.
Some of our portfolio investments are in the form of positions or securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these investments quarterly at fair value, as determined in accordance with GAAP, which include consideration of unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.
Liability relating to environmental matters may impact the value of properties that we may acquire upon foreclosure of the properties underlying our investments.
To the extent we foreclose on properties with respect to which we have extended mortgage loans, we may be subject to environmental liabilities arising from such foreclosed properties. Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances.

The presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of a property underlying one of our debt investments becomes liable for removal costs, the ability of the owner to make payments to us may be reduced, which in turn may adversely affect the value of the relevant mortgage asset held by us and our ability to make distributions to our stockholders.
If we foreclose on any properties underlying our investments, the presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs, thus harming our financial condition. The discovery of material environmental liabilities attached to such properties could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our stockholders.
Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns on, the target assets in which we intend to invest.
The U.S. Government, through the Federal Reserve, the Federal Housing Administration and the FDIC, commenced implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. For example, the Helping Families Save Their Homes Act of 2009, which was enacted on May 20, 2009, provides a safe harbor for servicers entering into “qualified loss mitigation plans” with respect to residential mortgages originated before the act was enacted. A servicer’s duty to any investor or other party to maximize the net present value of any mortgage being modified will be construed to apply to all investors and other parties and will be deemed satisfied when the following criteria are met: (a) a default on the payment of the mortgage has occurred, is imminent, or is reasonably foreseeable, (b) the mortgagor occupies the property securing the mortgage as his or her principal residence and (c) the servicer reasonably determined that the application of such qualified loss mitigation plan will likely provide an anticipated recovery on the outstanding principal mortgage debt that will exceed the anticipated recovery through foreclosure. Any servicer that is deemed to be acting in the best interests of all investors and parties is relieved of liability to any party owed a duty as discussed above and shall not be subject to any injunction, stay or other equitable relief to such party based solely upon the implementation by the servicer of a qualified loss mitigation plan. The act further provides that any person, including a trustee, issuer and loan originator, shall not be liable for monetary damages or subject to an injunction, stay or other equitable relief based solely upon that person’s cooperation with a servicer in implementing a qualified loss mitigation program that meets the criteria set forth above. By protecting servicers from such liabilities, this safe harbor may encourage loan modifications and reduce the likelihood that investors in securitizations will be paid on a timely basis or will be paid in full.
Members of Congress have indicated support for additional legislative relief for homeowners, including an amendment of the bankruptcy laws to permit the modification of mortgage loans in bankruptcy proceedings.
Loan modifications are more likely to be used when borrowers are less able to refinance or sell their homes due to market conditions, and when the potential recovery from a foreclosure is reduced due to lower property values. A significant number of loan modifications could result in a significant reduction in cash flows to the holders of the mortgage securities on an ongoing basis. These loan modification programs, as well as future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of, and the returns on, the target assets in which we intend to invest.

Risks Related to Our Organization and Structure
Certain provisions of Maryland law could inhibit changes in control.
Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. We are subject to the “business combination” provisions of the MGCL that, subject to limitations, prohibit certain business combinations (including a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding voting capital stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting capital stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder. After the five-year prohibition, any business combination between us and an interested stockholder generally must be recommended by our board of directors and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of outstanding shares of our voting capital stock and (2) two-thirds of the votes entitled to be cast by holders of voting capital stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These super-majority vote requirements do not apply if our common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by a board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has by resolution exempted business combinations between us and any other person, provided that such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person).
The “control share” provisions of the MGCL provide that “control shares” of a Maryland corporation (defined as shares which, when aggregated with other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, our officers and our personnel who are also our directors. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. There can be no assurance that this provision will not be amended or eliminated at any time in the future.
The “unsolicited takeover” provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement takeover defenses, some of which (for example, a classified board) we do not yet have. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide the holders of shares of common stock with the opportunity to realize a premium over the then current market price.
Our authorized but unissued shares of common and preferred stock may prevent a change in our control.
Our charter authorizes us to issue additional authorized but unissued shares of common or preferred stock. In addition, our board of directors may, without stockholder approval, amend our charter to increase the aggregate number of our shares of stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board of directors may establish a series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for our shares of common stock or otherwise be in the best interest of our stockholders.
Maintenance of our exemption from registration under the 1940 Act imposes significant limits on our operations.
We intend to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the 1940 Act. Because we are a holding company that will conduct its businesses primarily through wholly-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a combined value in excess of 40% of the value of our adjusted total assets on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through our subsidiaries. In addition, the assets we and our subsidiaries may acquire are limited by the provisions of the 1940 Act and the rules and regulations promulgated under the 1940 Act, which may adversely affect our performance.

If the value of securities issued by our subsidiaries that are excepted from the definition of “investment company” by Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we own, exceeds 40% of our adjusted total assets on an unconsolidated basis, or if one or more of such subsidiaries fail to maintain an exception or exemption from the 1940 Act, we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company under the 1940 Act, either of which could have an adverse effect on us and the market price of our securities. If we were required to register as an investment company under the 1940 Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the 1940 Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters.
There can be no assurance that the laws and regulations governing the 1940 Act status of REITs, including the Division of Investment Management of the SEC providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations. If we or our subsidiaries fail to maintain an exception or exemption from the 1940 Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions which could have an adverse effect on our business and the market price for our shares of common stock.
Rapid changes in the values of our other real estate-related investments may make it more difficult for us to maintain our qualification as a REIT or exemption from the 1940 Act.
If the market value or income potential of real estate-related investments declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exemption from the 1940 Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-qualifying assets that we may own. We may have to make investment decisions that we otherwise would not make absent the REIT and 1940 Act considerations.
Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions not in your best interests.
Under Maryland law generally, a director’s actions will be upheld if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:
•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.
Our charter authorizes us to indemnify our directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our bylaws require us to indemnify each director or officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we may be obligated to fund the defense costs incurred by our directors and officers. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist absent the current provisions in our charter and bylaws or that might exist with other companies.

Our charter contains provisions that make removal of our directors difficult, which could make it difficult for our stockholders to effect changes to our management.
Our charter provides that a director may only be removed for cause upon the affirmative vote of holders of two-thirds of the votes entitled to be cast in the election of directors. Vacancies may be filled only by a majority of the remaining directors in office, even if less than a quorum. These requirements make it more difficult to change our management by removing and replacing directors and may prevent a change in control of our company that is in the best interests of our stockholders.
Ownership limitations may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.
In order for us to qualify as a REIT, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To preserve our REIT qualification, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock. This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.
Risks Related to Our Taxation as a REIT
If we do not qualify as a REIT or fail to remain qualified as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our stockholders.
We intend to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes. We have not requested nor obtained a ruling from the Internal Revenue Service (the “IRS”) as to our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements as described below. Accordingly, there can be no assurance that the IRS will not contend that our interests in subsidiaries or in securities of other issuers will not cause a violation of the REIT requirements.
If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
The maximum tax rate applicable to income from “qualified dividends” payable to domestic stockholders that are individuals, trusts and estates has been reduced by legislation to 15% through the end of 2010. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
We may in the future choose to pay dividends in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive.
We may in the future distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. Under IRS Revenue Procedure 2010-12, up to 90% of any such taxable dividend with respect to a taxable year ending on or before December 31, 2011 could be payable in our stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.
Further, while Revenue Procedure 2010-12 applies only to taxable dividends payable in cash or stock with respect to a taxable year ending on or before December 31, 2011, it is unclear whether and to what extent we will be able to pay taxable dividends in cash and stock in later years. Moreover, various aspects of such a taxable cash/stock dividend are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable cash/stock dividends, including on a retroactive basis, or assert that the requirements for such taxable cash/stock dividends have not been met.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Code.
From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue income from mortgage loans, MBS, and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower either directly or pursuant to our involvement in the Legacy Loans Program or other similar programs recently announced by the federal government. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification.

We may also be required under the terms of indebtedness that we incur to use cash received from interest payments to make principal payments on that indebtedness, with the effect of recognizing income but not having a corresponding amount of cash available for distribution to our stockholders.
As a result, we may find it difficult or impossible to meet distribution requirements from our ordinary operations in certain circumstances. In particular, where we experience differences in timing between the recognition of taxable income and the actual receipt of cash, the requirement to distribute a substantial portion of our taxable income could cause us to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt or (iv) make a taxable distribution of our shares as part of a distribution in which stockholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with REIT requirements. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.
The stock ownership limit imposed by the Code for REITs and our charter may restrict our business combination opportunities.
In order for us to maintain our qualification as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year following our first year. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% of the aggregate value of our outstanding capital stock. Our board may grant an exemption in its sole discretion, subject to such conditions, representations and undertakings as it may determine. The ownership limits imposed by the tax law are based upon direct or indirect ownership by “individuals,” but only during the last half of a tax year. The ownership limits contained in our charter key off of the ownership at any time by any “person,” which term includes entities. These ownership limitations in our charter are common in REIT charters and are intended to provide added assurance of compliance with the tax law requirements, and to minimize administrative burdens. However, these ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.
Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.
Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. In addition, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through our TRS or other subsidiary corporations that will be subject to corporate-level income tax at regular rates. In addition, if we lend money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to us, which could result in an even higher corporate-level tax liability. Any of these taxes would decrease cash available for distribution to our stockholders.
Complying with REIT requirements may cause us to forgo otherwise attractive opportunities.
To qualify as a REIT for federal income tax purposes, we must satisfy ongoing tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts that we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. In addition, in certain cases, the modification of a debt instrument could result in the conversion of the instrument from a qualifying real estate asset to a wholly or partially non-qualifying asset that must be contributed to a TRS or disposed of in order for us to maintain our REIT status. Thus, compliance with the REIT requirements may hinder our ability to make and, in certain cases, to maintain ownership of, certain attractive investments.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of MBS. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
The failure of assets subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to qualify as a REIT.
We intend to enter into financing arrangements that are structured as sale and repurchase agreements pursuant to which we would nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are financings which are secured by the assets sold pursuant thereto. We believe that we would be treated for REIT asset and income test purposes as the owner of the assets that are the subject of any such sale and repurchase agreement notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.
We may be required to report taxable income for certain investments in excess of the economic income we ultimately realize from them.
We may acquire debt instruments in the secondary market for less than their face amount. The discount at which such debt instruments are acquired may reflect doubts about their ultimate collectability rather than current market interest rates. The amount of such discount will nevertheless generally be treated as “market discount” for U.S. federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made. Payments on residential mortgage loans are ordinarily made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions. In addition, we may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under applicable Treasury regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower. In that event, we may be required to recognize taxable gain to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt, even if the value of the debt or the payment expectations have not changed.
Moreover, some of the MBS that we acquire may have been issued with original issue discount. We will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such MBS will be made. If such MBS turns out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectability is provable.

Finally, in the event that any debt instruments or MBS acquired by us are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular debt instrument are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. Similarly, we may be required to accrue interest income with respect to subordinate MBS at its stated rate regardless of whether corresponding cash payments are received or are ultimately collectible. In each case, while we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectible, the utility of that deduction could depend on our having taxable income in that later year or thereafter.
The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.
Securitizations could result in the creation of taxable mortgage pools for federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of our income from the taxable mortgage pool. In that case, we may reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax. Moreover, we would be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.
The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, which would be treated as sales for federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a sale of the loans for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.
Our investments in construction loans will require us to make estimates about the fair value of land improvements that may be challenged by the IRS.
We may invest in construction loans, the interest from which will be qualifying income for purposes of the REIT income tests, provided that the loan value of the real property securing the construction loan is equal to or greater than the highest outstanding principal amount of the construction loan during any taxable year. For purposes of construction loans, the loan value of the real property is the fair value of the land plus the reasonably estimated cost of the improvements or developments (other than personal property) that will secure the loan and that are to be constructed from the proceeds of the loan. There can be no assurance that the IRS would not challenge our estimate of the loan value of the real property.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
We may acquire mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.
Liquidation of assets may jeopardize our REIT qualification.
To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.
Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code substantially limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we intend to limit our use of advantageous hedging techniques or implement those hedges through a domestic TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.
Qualifying as a REIT involves highly technical and complex provisions of the Code.
Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
The Company’s headquarters are located in Greenwich, Connecticut at 591 West Putnam Avenue in office space leased by the Manager.
Item 3. Legal Proceedings.
Currently, no legal proceedings are pending, threatened or, to our knowledge, contemplated against us.
Item 4. Reserved.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Dividends
The Company’s common stock has been listed on the New York Stock Exchange (the “NYSE”) and is traded under the symbol “STWD” since its initial public offering in August 2009. The following table sets forth for the indicated periods the high and low closing prices for our common stock for the periods indicated, as reported by the New York Stock Exchange and dividends made by the Company to holders of the Company’s common stock for the year ended December 31, 2009.

2009	High	Low	Dividend
Third quarter (since August 17, 2009)	$20.61	$19.06	$0.01	(1)
Fourth quarter	$21.71	$18.26	$0.10	(2)

(1)	The Company declared a dividend to stockholders of record on October 31, 2009, which was paid on January 29, 2010.

(2)	The Company declared a dividend to stockholders of record on December 30, 2009, which was paid on January 29, 2010.
On March 4, 2010, our board of directors declared a dividend of $0.22 per share for the period ended March 31, 2010, which dividend is payable on April 15, 2010 to common stockholders of record as of March 31, 2010.
On March 4, 2010, the closing sale price of the common stock, as reported by the NYSE was $18.63 per share.
We intend to make regular quarterly distributions to holders of our common stock and distribution equivalents to holders of restricted stock units which are settled in shares of common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We generally intend over time to pay quarterly distributions in an amount equal to our taxable income.
Holders
As of March 4, 2010, there were seven holders of record of the Company’s 47,575,800 shares of common stock issued and outstanding. The seven holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item is set forth under Item 12 of this Annual Report on Form 10-K and is incorporated herein by reference.
Stock Performance Graph

	8/11/2009	9/30/2009	12/31/2009

Starwood Property Trust	100.00	101.25	94.56
S&P © 500	100.00	106.31	112.14
Bloomberg REIT Mortgage Index	100.00	109.43	118.87

Item 6. Selected Financial Data.
The following selected financial data should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements, including the notes thereto, included elsewhere herein. All amounts are in thousands, except share and per share data.

For the Period from
August 17, 2009
(Commencement of
Operations) Through
December 31, 2009
Operating Data:
Investment interest income	$6,927
Interest expense	(1,904)

Net interest margin	5,023
Total operating expenses	(9,286)
Net loss	(2,580)
Net loss attributable to Starwood Property Trust, Inc.	$(3,017)
Net loss per share of common stock:
Basic	$(0.06)
Diluted	$(0.06)
Dividends declared per share of common stock	$0.11
Weighted average shares of common stock outstanding:
Basic	47,575,634
Diluted	47,575,634
Balance Sheet Data:
Investments in securities	$245,896
Investments in loans	214,521
Total assets	1,108,786
Total indebtedness	171,394
Total liabilities	212,751
Total Starwood Property Trust, Inc. Stockholders’ Equity	887,967
Total Equity	$896,035
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Starwood Property Trust, Inc. is a Maryland corporation that commenced operations on August 17, 2009, upon completion of our initial public offering. We are focused primarily on originating, investing in, and financing commercial mortgage loans and other commercial real estate debt investments, CMBS, and other commercial real estate-related debt investments. We will also invest in residential mortgage loans and RMBS. We collectively refer to commercial mortgage loans, other commercial real estate debt investments, CMBS, other commercial real estate-related debt investments, residential mortgage loans, and RMBS as our target assets.
We commenced operations and completed our initial public offering on August 17, 2009, pursuant to which we sold an aggregate of 47,575,000 shares of common stock (including 1,000,000 shares sold to an entity controlled by Starwood Capital Group pursuant to a simultaneous private placement) at an offering price of $20 per share. Aggregate net proceeds from the offering (including the underwriters’ exercise of their overallotment option) were approximately $921.1 million.

The Company is organized as a holding company that conducts its business primarily through three wholly-owned subsidiaries, SPT Real Estate Sub I, LLC, SPT TALF Sub I, LLC, and SPT Operations, LLC. The Company has formed joint ventures (the “Joint Ventures”) with Starwood Hospitality Fund II (“Hotel II”) and Starwood Opportunity Fund VIII (“SOF VIII”), collectively the “Starwood Private Real Estate Funds,” in accordance with the co-investment and allocation agreement with our Manager. Each Joint Venture is owned 75% by the Company and is consolidated into the Company’s consolidated financial statements. As of December 31, 2009, the only assets held by the Joint Ventures were a net $31.3 million investment in AAA rated A2 CMBS financed through the TALF program.
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
We intend to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes, commencing with our initial taxable year ended December 31, 2009. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the 1940 Act.
Since the closing of our initial public offering in August 2009, we have focused on opportunities that exist in the U.S. commercial mortgage loan, commercial real estate debt, and CMBS markets. As market conditions change over time, we may adjust our strategy to take advantage of changes in interest rates and credit spreads as well as economic and credit conditions. We believe that the diversification of our portfolio of assets, our expertise among the target asset classes, and the flexibility of our strategy will position us to generate attractive risk-adjusted returns for our stockholders in a variety of assets and market conditions.
As of December 31, 2009, we had entered into agreements or consummated transactions representing net investments or commitments to invest approximately $460.4 million.
•
We invested $214.5 million in fixed rate commercial mortgage loans, including a $109 million portfolio of loans on seven industrial properties in the Southeast region of the United States, a $16 million loan on a retail center in Orland Park, IL, a $18 million loan on an hotel in Laguna Beach, CA, and a $74 million loan on a portfolio of 17 extended stay hotels located in the Southeast and Mid-Atlantic regions of the United States.

•
We invested $202.6 million in AAA-rated CMBS securities and obtained approximately $171.6 million of five-year term financing from the Term Asset-Backed Securities Loan Facility in connection with the investment. Our pro rata share of the $31.1 million equity investment was approximately $23.3 million, which represents a 75% ownership interest.

•	We invested $43.3 million in single-borrower CMBS secured by hotel assets.
The following table sets forth certain information regarding the investments described above:

	Property	Book	Face	%		Net
Investment	Type	Value	Amount	Owned	Financing	Investment	Rating	Vintage
Multi-Asset CMBS	Assorted	$202,646	$202,699	75%	$171,394	$31,252	AAA	2006-2007
Single-Borrower CMBS	Hospitality	43,250	53,712	100%	—	43,250	BB	2001-2006
Loan Originations	Assorted	104,702	107,722	100%	—	104,702	N/A	2009
Loan Acquisitions	Industrial	109,819	147,262	100%	—	109,819	N/A	1999

		$460,417	$511,395		$171,394	$289,023

Distributions to Stockholders
On September 18, 2009, we declared a dividend of $0.01 per share for the period ending September 30, 2009, which was paid on January 29, 2010 to common stockholders of record as of October 31, 2009. We also declared a dividend of $0.10 per share for the quarter ending December 31, 2009, paid on January 29, 2010 to common stockholders of record as of December 30, 2009. Additionally, on March 4, 2010, we declared a dividend of $0.22 per share for the period ended March 31, 2010, which dividend is payable on April 15, 2010 to common stockholders of record as of March 31, 2010.
Business Objectives and Outlook
Our objective is to provide attractive risk adjusted returns to our investors over the long term, primarily through dividends and secondarily through capital appreciation. We intend to achieve this objective by selectively acquiring target assets to construct a diversified investment portfolio designed to produce attractive returns across a variety of market conditions and economic cycles. We intend to construct a diversified investment portfolio by focusing on asset selection and the relative value of various sectors within the debt market.
In the last decade, real estate became significantly overpriced as values appreciated well beyond their underlying fundamentals. In the past two years, a significant correction in the price of real estate has been underway. Due to the dramatic repricing of real estate assets thus far and the continuing uncertainty in the direction of the real estate markets, a void in the debt and equity capital available for investing in real estate has been created as many banks, insurance companies, finance companies and fund managers face insolvency or have determined to reduce or discontinue investment in debt or equity related to real estate. The dislocations in the real estate market have already caused and we believe will continue to cause an “over-correction” in the repricing of real estate assets. We expect to capitalize on these market dislocations and capital void. We believe that there will be a significant supply of distressed investment opportunities from sellers and equity sponsors of real estate, including national and regional banks, investment banks, insurance companies, finance companies, fund managers, other institutions and individuals. The specific investment opportunities within this real estate investing environment may change over time and therefore, our investment strategy may also adapt to take advantage of the changing opportunities. Correction and recovery will take place at different points during the cycle, depending on the asset class and geography. In some markets, long term supply and demand real estate fundamentals will be positive as supply is constrained due to difficulty in obtaining financing, and demand will grow as the local population continues to expand. Underwriting real estate assets today requires rigorous analysis of the macro-economic environment and micro market supply and demand fundamentals as well as analysis of comparable and competing assets and projections on individual or portfolio assets. For real estate debt investments, underwriting requires increased scrutiny of insolvency scenarios and longer holding periods (including extension risk), in addition to typical real estate investment criteria such as coverage ratios, basis and operating fundamentals. We believe that well-funded managers will have the opportunity to acquire real estate debt positions and originate new loans and other real estate debt investment with less competition than when the debt markets were more liquid and at prices discounted to replacement cost. Through identifying the investment opportunities at each point of the cycle and conducting rigorous underwriting analysis on each investment, we believe that we will be well positioned to capitalize on the upcoming market opportunities.
Critical Accounting Policies and Use of Estimates
Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made, based upon information available to us at that time. In accordance with SEC guidance, the following discussion addresses the critical accounting policies that apply to our operations that we expect to be most critical to an investor’s understanding of our financial results and condition and require complex management judgment and the use of estimates. This summary should be read in conjunction with a more complete discussion of our accounting policies included in Note 2 to the consolidated financial statements in this Annual Report on Form 10-K.

Classification of Investment Securities
Our MBS investments are expected to consist primarily of commercial real estate debt instruments and CMBS that we will classify as held-to-maturity. Investments classified as held-to-maturity are carried at amortized cost, net of deferred fees and costs, with income recognized using the effective interest method. However, investments in RMBS will be classified as available-for-sale and will be carried at their fair value, with changes in fair value recorded through accumulated other comprehensive income/(loss), a component of stockholders’ equity, rather than through earnings. We do not intend to hold any of our investment securities for trading purposes.
When the estimated fair value of a security is less than amortized cost, we will consider whether there is an other-than-temporary impairment (“OTTI”) in the value of the security. If the value of a security is deemed to have experienced an OTTI, we will write it down to its estimated fair value, with the portion of the OTTI representing the credit loss recognized in earnings, and the portion attributable to all other factors recognized in other comprehensive income (loss). The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. An impairment will be deemed an OTTI if (i) we intend to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovery, or (iii) we do not expect to recover the entire amortized cost basis of the security. Investments with unrealized losses will not be considered other-than-temporarily impaired if we have the ability and intent to hold the investments for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Management may be required to exercise significant judgment in evaluating our investments for OTTI and changes in assumptions could have a material impact on our recorded results of operations and financial position.
Estimated cash flows and determining whether there is OTTI requires management to exercise judgment and make significant assumptions, including, but not limited to, assumptions regarding estimated prepayments, loss assumptions, and assumptions regarding changes in interest rates. As a result, actual impairment losses, and the timing of income recognized on these securities, could differ from reported amounts.
Loans Held-for-Investment
Loans will be classified as held-for-investment based upon management’s intent and ability to hold the loans for the foreseeable future. Loans held-for-investment will be stated at the principal amount outstanding, net of deferred loan fees and costs. Interest income will be recognized using the interest method or a method that approximates a level rate of return over the loan term. Net deferred loan fees and origination and acquisition costs will be recognized in interest income over the loan term as yield adjustment. Loans that we have a plan to sell or liquidate in the near term will be held at the lower of cost or fair value.
Loan Impairment
For loans classified as held-for-investment, we will evaluate the loans for possible impairment on a quarterly basis. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. Impairment will then be measured based on the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, we record an allowance to reduce the carrying value of the loan accordingly and record a corresponding charge to net income. Significant judgments are required in determining impairment, including making assumptions regarding the value of the loan, the value of the underlying collateral and other provisions such as guarantees. No provision for losses on specific loans was established as of December 31, 2009 as the loans were recently acquired or originated and there was no indication of deterioration of credit of other factors which would indicate a reserve was necessary.

Valuation of Financial Instruments
GAAP establishes a hierarchy of valuation techniques based on the observability of inputs utilized in measuring financial instruments at fair values. GAAP establishes market based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The three levels of the hierarchy under GAAP are described below:
Level I—Quoted prices in active markets for identical assets or liabilities.
Level II—Prices are determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing a security. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others.
Level III—Prices are determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period) unobservable inputs may be used.
Unobservable inputs reflect our own assumptions about the factors that market participants would use in pricing an asset or liability, and would be based on the best information available. We anticipate that a significant portion of our assets subject to these disclosure requirements will fall in Level II in the valuation hierarchy.
Any changes to the valuation methodology will be reviewed by management to ensure the changes are appropriate. The methods used by us may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we anticipate that our valuation methods will be appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We will use inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.
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
Interest Income Recognition
We accrue interest income on our mortgage loans and CMBS based on the actual coupon rate and the outstanding principal balance of such assets, unless we make a judgment that the collectability of all amounts due is doubtful. Premiums and discounts will be amortized or accreted into interest income over the lives of the assets using the effective yield method, as adjusted for actual prepayments.
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

Recent Accounting Pronouncements
Accounting Standards Codification. In June 2009, the Financial Accounting Standards Board (“FASB”) issued a pronouncement establishing the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. The standard explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. This standard is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The adoption of this statement did not have a material effect on our consolidated financial statements.
Amendments to Variable Interest Entity Accounting. In June 2009, the FASB issued a statement which amends the consolidation guidance applicable to variable interest entities (“VIEs”). The amendments will significantly affect the overall consolidation analysis. It changes the way a primary beneficiary is determined in a VIE and how entities account for securitizations and special purpose entities as a result of the elimination of the qualified special purpose entity concept. This statement will be effective on January 1, 2010 and early adoption is prohibited. Management does not anticipate the adoption of this statement will have a material effect on our consolidated financial statements.
Fair Value Measurements and Disclosures. In August 2009, the FASB issued a statement which provides guidance on measuring the fair value of liabilities. It clarifies that the unadjusted quoted price for an identical liability, when traded as an asset in an active market is a Level 1 measurement for the liability and provides guidance on the valuation techniques to estimate fair value of a liability in the absence of a Level 1 measurement. This statement is effective for the first interim or annual reporting period after its issuance. The adoption of this statement did not have a material effect on our consolidated financial statements.
Results of Operations
We began our principal operations on August 17, 2009. We are currently in the process of investing the proceeds of our initial public offering and private placement transactions, and as of December 31, 2009 had invested approximately $284 million of such proceeds. Results for the initial period of our operations are not indicative of the results we expect when our investment strategy has been fully implemented.
Our net loss for the period August 17, 2009 (commencement of operations) through December 31, 2009 was approximately $3.0 million or $0.06 per weighted average share of common stock (basic and diluted). We earned investment income of approximately $6.9 million and incurred approximately $1.9 million in interest expense, for net investment income of approximately $5.0 million, of which approximately $0.4 million was not attributable to common stockholders. In addition, we earned approximately $1.7 million in interest income on cash balances.
For the period August 17, 2009 through December 31, 2009, our non-investment expenses totaled $9.3 million and consisted of $5.1 million of base management fees payable to our Manager, $2.4 million of non-cash stock-based expense related to the amortization of grants issued to our Manager upon completion of our initial public offering, and $1.8 million of other general and administrative expenses. The other general and administrative expense includes insurance, professional fees, officer compensation costs, and general overhead costs for the Company. There was no incentive management fee incurred for the period.
Cash Flows
Cash and cash equivalents were $645.1 million as of December 31, 2009 and were provided by $1,099.8 million in net proceeds from financing activities and $5.6 million in cash flows from operating activities, offset by $460.3 million in investing activities during the period from August 17, 2009 through December 31, 2009.
Cash flows provided by financing activities related primarily to the approximately $921.1 million of net proceeds from our initial public offering and concurrent private placement. In addition, net non-recourse borrowings under the TALF program were approximately $171.1 million and net contributions from joint venture partners were approximately $7.6 million. Cash flows used in investing activities included $215.4 million used to originate and acquire loans and $245.6 million to acquire CMBS.
Net cash provided by operating activities for the period from August 17, 2009 through December 31, 2009 was approximately $5.6 million, including approximately $437,000 of operating income attributable to noncontrolling interests. The net loss for the same period was $3.0 million. Non-cash charges for stock-based compensation, amortization of deferred loan fees and discounts, amortization of deferred financing costs, and amortization of net discount on CMBS contributed $1.8 million. The net change in operating assets and liabilities contributed $6.4 million and consisted of $8.8 million in increased accounts payable, accrued expenses and other liabilities including amounts due to related parties offset by increased interest receivables and other assets of $2.4 million.

Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders, and other general business needs. We will use significant cash to purchase our target assets, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations. Our primary sources of cash currently consist of the net proceeds from our August 2009 initial public offering and private placement, payments of principal and interest we receive on our portfolio of assets, cash generated from our operations and financing arrangements such as non-recourse loans provided through the TALF.
Our financing sources include the net proceeds from our August 2009 initial public offering and private placement and we may, subject to maintaining our qualification as a REIT and our 1940 Act exemption, also attempt to secure bank credit facilities (including term loans and revolving facilities), if available, to finance our assets and provide a funding source for future investments. We also may use a number of other sources to finance our assets, if available, including securitizations, warehouse facilities and repurchase agreements. We also expect to continue to invest in a number of our assets through co-investments with other investment vehicles managed by affiliates of our Manager and/or other third parties, which may allow us to pool capital to access larger transactions and diversify investment exposure.
As of December 31, 2009, we had cash and cash equivalents of $645.1 million, including $4.2 million related to borrower reserve funds maintained in an unrestricted account. In February 2010, we acquired $7.8 million in RMBS, a portfolio of 20 loans for $509.9 million, and invested $6.0 million in an unconsolidated venture to acquire a real estate service company. After these investments, we have approximately $109.5 million in cash and cash equivalents as of March 4, 2010.
We expect the cash flows from our current investments to be sufficient to satisfy our liquidity needs for the next twelve months with respect to our current investment portfolio, operating expenses, and REIT distribution requirements. However, we anticipate needing additional sources of liquidity, in addition to cash on hand, to repay amounts due under the financing arrangements and acquire additional target assets over the next twelve months. Additional sources of liquidity we may use in the future include (i) repurchase agreements (ii) private financing such as warehouse and bank credit facilities, (iii) securitizations, and (iv) public offerings of our equity or debt securities.
The Term Asset-Backed Securities Loan Facility
Under the TALF, the Federal Reserve Bank of New York (“FRBNY”) provides non-recourse loans to borrowers to fund their purchase of eligible assets. On August 17, 2009, the Federal Reserve and the U.S. Treasury announced that to promote the flow of credit to businesses and households and to facilitate the financing of commercial properties, they approved extending TALF loans against newly originated ABS and legacy CMBS through March 31, 2010, and because new CMBS deals can take a significant amount of time to arrange, they also approved TALF lending against newly originated CMBS through June 30, 2010. Initially, the list of eligible assets was limited to certain ABS, but subsequently has been expanded to CMBS. Beginning in June 2009, up to $100 billion of TALF loans (which limit may be re-evaluated by the FRBNY) became available to finance purchases of certain high quality CMBS created on or after January 1, 2009 and, beginning in July 2009, certain high quality legacy CMBS issued before January 1, 2009 became eligible for TALF financing. As of January 8, 2010, approximately $9.2 billion have been requested for legacy CMBS, of which approximately $8.6 billion were settled; however, only one request (for $72.2 million) has been made for TALF loans financing newly originated CMBS. The FRBNY may limit the volume of TALF loans secured by legacy CMBS, and is considering whether to allocate such volume via an auction or other procedure for legacy CMBS. The FRBNY also will retain the right to reject any newly originated or legacy CMBS as TALF loan collateral based on its risk assessment. The U.S. Treasury and the FRBNY announced that no new TALF loans for legacy CMBS will be made after March 31, 2010, and no new TALF loans for newly originated CMBS will be made after June 30, 2010, unless, in each case, the program is extended by the U.S. Treasury and the FRBNY. Consequently, we will not be able to utilize the TALF as a source of investment financing after those dates.

Through the TALF program the Company financed the investment of $203 million in AAA rated Class A2 CMBS at an average price of 99.97% of par. The CMBS are secured by diversified pool of fixed rate commercial mortgage loans and have a weighted average coupon at acquisition of approximately 5.69%. The TALF financing is freely repayable.
Repurchase Agreements
We may use repurchase agreements to finance our assets. Repurchase agreements effectively allow us to borrow against loans and securities that we own. Under these agreements, we will sell our loans and securities to a counterparty and agree to repurchase the same loans and securities from the counterparty at a price equal to the original sales price plus an interest factor. During the term of the repurchase agreement, we receive the principal and interest on the related loans and securities and pay interest to the counterparty. We intend to maintain formal relationships with multiple counterparties to obtain repurchase agreement financing on favorable terms.
Bank Credit Facilities
We may use bank credit facilities (including term loans and revolving facilities) to finance our assets. These financings may be collateralized or non-collateralized and may involve one or more lenders. Credit facilities typically have maturities ranging from two to five years and may accrue interest at either fixed or floating rates.
Warehouse Facilities
We may use warehouse facilities as a source of short-term financing for our assets. Warehouse facilities are typically lines of credit from commercial and investment banks that can be drawn upon to fund the acquisition of assets. Warehouse facilities are typically collateralized loans made to investors who invest in loans and securities that in turn pledge the resulting loans and securities to the warehouse lender. Third party custodians, usually large banks, typically hold the loans and securities funded with the warehouse facility borrowings, including the loans, securities, notes, mortgages and other important loan documentation, for the benefit of the lender who is deemed to own the loans and securities and, if there is a default under the warehouse line, for the benefit of the warehouse lender.
Securitizations
In the future, we may seek to utilize non-recourse long-term securitizations of our investments in mortgage loans, especially loan originations, if and when they become available and to the extent consistent with the maintenance of our REIT qualification and exemption from the 1940 Act in order to generate cash for funding new investments. This would involve conveying a pool of assets to a special purpose vehicle (or the issuing entity), which would issue one or more classes of non-recourse notes pursuant to the terms of an indenture. The notes would be secured by the pool of assets. In exchange for the transfer of assets to the issuing entity, we would receive the cash proceeds on the sale of non-recourse notes and a 100% interest in the equity of the issuing entity. The securitization of our portfolio investments might magnify our exposure to losses on those portfolio investments because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses.
Other Potential Sources of Financing
In the future, we may also use other sources of financing to fund the acquisition of our target assets, including secured and unsecured forms of borrowing. We may also seek to raise further equity capital or issue debt securities in order to fund our future investments.

Leverage Policies
We intend to employ leverage, to the extent available, to fund the acquisition of our target assets and to increase potential returns to our stockholders. Although we are not required to maintain any particular leverage ratio, the amount of leverage we will deploy for particular investments in our target assets will depend upon our Manager’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial and residential mortgage markets, our outlook for the level, slope, and volatility of interest rates, the credit quality of our assets, the collateral underlying our assets, and our outlook for asset spreads relative to the LIBOR curve.
Contractual Obligations and Commitments
Contractual obligations as of December 31, 2009 are as follows (amounts in thousands):

		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Secured financings, including interest payable	$184,427	$6,932	$177,495	$—	$—
Deferred underwriting fees	27,195	—	27,195	—	—

Total	$211,622	$6,932	$204,690	$—	$—

The table above does not include amounts due under our management agreement as those obligations, discussed below, do not have fixed and determinable payments. In addition, the table above does not give effect to the subsequent events described in Note 12 to the consolidated financial statements.
Pursuant to the management agreement between our Manager and us, our Manager provides for the day-to-day management of our operations in exchange for the fees and other payments described below.
Base Management Fee. The base management fee is 1.5% of our stockholders’ equity per annum and calculated and payable quarterly in arrears in cash. For purposes of calculating the management fee, our stockholders’ equity means: (a) the sum of (1) the net proceeds from all issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (2) our retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (b) any amount that we pay to repurchase our common stock since inception. It also excludes (1) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, and (2) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, in each case after discussions between our Manager and our independent directors and approval by a majority of our independent directors. As a result, our stockholders’ equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements.
Incentive Fee. From August 17, 2009 (the effective date of the management agreement), our Manager is entitled to be paid the incentive fee described below with respect to each calendar quarter (or part thereof that the management agreement is in effect) if (1) our Core Earnings (as defined below) for the previous 12-month period (or part thereof that the management agreement is in effect) exceeds an 8% hurdle, and (2) our Core Earnings for the 12 most recently completed calendar quarters (or part thereof that the management agreement is in effect) is greater than zero.

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
Expense Reimbursement. We are required to reimburse our Manager for operating expenses related to us that are incurred by our Manager, including expenses relating to legal, accounting, due diligence and other services. Our reimbursement obligation is not subject to any dollar limitation. Expenses are reimbursed in cash on a monthly basis.
We do not reimburse our Manager for the salaries and other compensation of its personnel except that, pursuant to a secondment agreement between Starwood Capital Group and us, we are responsible for Starwood Capital Group’s expenses incurred in employing our Chief Financial Officer and Treasurer and our Executive Vice President, General Counsel and Chief Compliance Officer.
Termination Fee. The termination fee is equal to three times the sum of the average annual base management fee and incentive fee earned by our Manager during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. The termination fee will be payable upon termination of the management agreement (i) by us without cause or (ii) by our Manager if we materially breach the management agreement.
Off-Balance Sheet Arrangements
As of December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2009, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities.
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

On September 18, 2009, our board of directors declared a dividend of $0.01 per share for the period ending September 30, 2009, which dividend was paid on January 29, 2010 to common stockholders of record as of October 31, 2009. On such date, our board of directors also declared a dividend of $0.10 per share for the quarter ending December 31, 2009, which dividend was paid on January 29, 2010 to common stockholders of record as of December 30, 2009.
On March 4, 2010, our board of directors declared a dividend of $0.22 per share for the period ending March 31, 2010, which dividend is payable on April 15, 2010 to common stockholders of record as of March 31, 2010.
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
Our Core Earnings for the period August 17, 2009 through December 31, 2009 were approximately ($0.6 million) or ($0.01) per weighted average share. The table below provides a reconciliation of net loss to Core Earnings for this period:
December 31, 2009 Reconciliation of Net Loss to Core Earnings

	Amounts	Per Share
Net loss attributable to Starwood Property Trust, Inc.	$(3,017)	$(0.06)
Add back for non-cash stock-based compensation	2,421	0.05

Core Earnings (Loss)	$(596)	$(0.01)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of our capital stock. While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience and seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.
Credit Risk
We expect to be subject to varying degrees of credit risk in connection with our assets. While we do not expect to encounter credit risk in our Agency RMBS assets, we will have exposure to credit risk on the mortgage assets and underlying mortgage loans in our non-Agency RMBS and CMBS portfolios as well as other assets. Our Manager will seek to manage credit risk by performing deep credit fundamental analysis of potential assets. Credit risk will also be addressed through our Manager’s on-going surveillance, and investments will be monitored for variance from expected prepayments, defaults, severities, losses and cash flow on a monthly basis.
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
At December 31, 2009, the S&P ratings of our CMBS portfolio were as follows:

S&P Rating	Carry Value	Percentage
AAA	$202,646	82.4%
A	1,384	0.6%
BBB	8,917	3.6%
BBB-	9,355	3.8%
BB+	12,680	5.2%
BB	10,914	4.4%

	$245,896	100.0%

Interest Rate Risk
Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We will be subject to interest rate risk in connection with our assets and our related financing obligations. In general, we expect to finance the acquisition of our target assets through financings in the form of borrowings under programs established by the U.S. government, warehouse facilities, bank credit facilities (including term loans and revolving facilities), resecuritizations, securitizations and repurchase agreements. We may mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap agreements. Interest rate swap agreements are intended to serve as a hedge against future interest rate increases on our borrowings.
At December 31, 2009, approximately $11 million, or 2%, of our investments were LIBOR based variable rate loans. The majority of our investments were secured by pools of fixed-rate loans and all were classified as held-to-maturity investments. In addition, our TALF financing was non-recourse fixed-rate debt. Therefore, a 100 bps increase or decrease in interest rates would not have a material impact on our financial results.

Interest Rate Effect on Net Interest Income
Our operating results will depend in large part on differences between the income earned on our assets and our cost of borrowing and hedging activities. The cost of our borrowings will generally be based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally will increase (1) while the yields earned on our leveraged fixed-rate mortgage assets will remain static and (2) at a faster pace than the yields earned on our leveraged floating rate mortgage assets, which could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition at the time as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our target assets. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations.
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
Interest Rate Mismatch Risk
We may fund a portion of our acquisition of mortgage loans and MBS with borrowings that are based on the LIBOR, while the interest rates on these assets may be indexed to LIBOR or another index rate, such as the one-year Constant Maturity Treasury (“CMT”) index, the Monthly Treasury Average (“MTA”) index or the 11th District Cost of Funds Index (“COFI”). Accordingly, any increase in LIBOR relative to one-year CMT rates, MTA or COFI will generally result in an increase in our borrowing costs that may not be matched by a corresponding increase in the interest earnings on these assets. Any such interest rate index mismatch could adversely affect our profitability, which may negatively impact distributions to our stockholders. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above.
Our analysis of risks is based on our Manager’s experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in this prospectus.
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
Extension Risk
Our Manager computes the projected weighted-average life of our assets based on assumptions regarding the rate at which the borrowers will prepay the mortgages or extend. If prepayment rates decrease in a rising interest rate environment or extension options are exercised, the life of the fixed-rate assets could extend beyond the term of the secured debt agreements. This could have a negative impact on our results from operations. In some situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

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
Real Estate Risk. Commercial and residential mortgage assets are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans or loans, as the case may be, which could also cause us to suffer losses.
Inflation Risk
Virtually all of our assets and liabilities will be interest rate sensitive in nature. As a result, interest rates and other factors influence our performance significantly more than inflation does. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP and our distributions will be determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair value without considering inflation.
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

Item 8. Financial Statements and Supplementary Data.
All other schedules are omitted because they are not required or the required information is shown in the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Starwood Property Trust, Inc.
Greenwich, CT
We have audited the accompanying consolidated balance sheet of Starwood Property Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, equity, and cash flows for the period from August 17, 2009 (commencement of operations) to December 31, 2009. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Starwood Property Trust, Inc. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the period from August 17, 2009 (commencement of operations) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Parsippany, NJ
March 4, 2010

Starwood Property Trust, Inc. and Subsidiaries
Consolidated Balance Sheet
(Amounts in thousands, except share data)

As of
December 31, 2009

Assets:
Cash and cash equivalents	$645,129
Investments in mortgage backed securities, net	245,896
Investments in loans, net	214,521
Accrued interest receivable	2,180
Deferred financing costs, net of accumulated amortization of $20	323
Other assets	737

Total Assets	$1,108,786

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$1,034
Related-party payable	3,546
Dividends payable	5,349
Secured financing agreements	171,394
Deferred offering costs	27,195
Other liabilities	4,233

Total Liabilities	212,751
Commitments and contingencies (Note 10)	—
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share 100,000,000 shares authorized, no shares issued and outstanding	—
Common stock, $0.01 per share, 500,000,000 shares authorized 47,583,800 issued and outstanding	476
Additional paid-in capital	895,857
Accumulated deficit	(8,366)

Total Starwood Property Trust, Inc. Stockholders’ Equity	887,967
Noncontrolling interests in consolidated entity	8,068

Total Equity	896,035
Total Liabilities and Equity	$1,108,786

See notes to consolidated financial statements

Starwood Property Trust, Inc. and Subsidiaries
Consolidated Statement of Operations
(Amounts in thousands, except share and per share data)

For the Period from
August 17, 2009
(Commencement of
Operations) through
December 31, 2009
Net interest margin:
Interest income from mortgage backed securities	$4,468
Interest income from loans	2,459
Interest expense	(1,904)

Net interest margin	5,023
Expenses:
Management fees (including $2,393 of non-cash stock-based compensation)	7,471
General and administrative (including $28 of non-cash stock-based compensation)	1,815

Total operating expenses	9,286

Interest income from cash balances	1,683

Net loss	$(2,580)

Net income attributable to noncontrolling interests	437
Net loss attributable to Starwood Property Trust, Inc.	$(3,017)

Net loss per share of common stock:
Basic	$(0.06)

Diluted	$(0.06)

Weighted average number of shares of common stock outstanding:
Basic	47,575,634

Diluted	47,575,634

See notes to consolidated financial statements

Starwood Property Trust, Inc. and Subsidiaries
Consolidated Statement of Equity
(Amounts in thousands, except share data)

					Total
					Starwood
			Additional		Property	Non-
	Common Stock		Paid-In	Accumulated	Trust, Inc.	controlling
	Shares	Par Value	Capital	Deficit	Equity	Interests	Total Equity
Balance at August 17, 2009 (Commencement of Operations)	100	$—	$1	$—	$1	$—	$1

Proceeds from public offering of common stock	46,575,000	466	931,034		931,500		931,500
Underwriting and offering costs			(57,588)		(57,588)		(57,588)
Proceeds from private placement	1,000,000	10	19,990		20,000		20,000
Cancellation of shares	(100)		(1)		(1)		(1)
Stock-based compensation	8,800		2,421		2,421		2,421
Net loss				(3,017)	(3,017)	437	(2,580)
Dividends declared, $0.11 per share				(5,349)	(5,349)		(5,349)
Contribution from noncontrolling interests						50,855	50,855
Distribution to noncontrolling interests						(43,224)	(43,224)

Balance at December 31, 2009	47,583,800	$476	$895,857	$(8,366)	$887,967	$8,068	$896,035

See notes to consolidated financial statements

Starwood Property Trust, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
(Amounts in thousands)

For the Period from
August 17, 2009
(Commencement of
Operations) through
December 31, 2009
Cash Flows from Operating Activities:
Net loss	$(2,580)
Adjustments to reconcile net loss to net cash provided from operating activities:
Amortization of deferred financing costs	20
Amortization of net discount on mortgage backed securities	(347)
Amortization of net deferred loan fees and discounts	(318)
Stock-based compensation	2,421
Changes in operating assets and liabilities:
Related-party payable	3,546
Interest income receivable, less purchased interest from mortgage backed securities	(862)
Interest income receivable, less purchased interest from loans	(817)
Other assets	(737)
Accounts payable and accrued expenses	1,034
Other liabilities	4,233

Net cash provided by operating activities	$5,593
Cash Flows from Investing Activities:
Investment in mortgage backed securities held to maturity	(245,607)
Mortgage backed securities investment repayments	58
Investment in loans	(215,353)
Loan investment repayments	1,150
Purchased interest on mortgage backed securities, net	(373)
Purchased interest on loans, net	(128)

Net cash used in investing activities	$(460,253)
Cash Flows from Financing Activities:
Borrowings of secured financing arrangements	171,579
Principal repayments on borrowings	(185)
Payment of deferred financing costs	(343)
Repurchase and cancellation of shares	(1)
Proceeds from common stock offerings	951,500
Payments of underwriting and offering costs	(30,393)
Contribution from noncontrolling interest owners	50,855
Distribution to noncontrolling interest owners	(43,224)

Net cash provided by financing activities	$1,099,788

Net increase in cash and cash equivalents	645,128
Cash and cash equivalents, beginning of period	1

Cash and cash equivalents, end of period	$645,129

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,617

Supplemental disclosure of non-cash financing activity:
Dividends declared, not yet paid	$5,349
Deferred offering costs	$27,195

See notes to consolidated financial statements

Starwood Property Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2009
1. Business and Organization
Starwood Property Trust, Inc. (together with its subsidiaries, the “Company”) is a Maryland corporation that commenced operations on August 17, 2009, upon the completion of its initial public offering. The Company is focused primarily on originating, investing in, financing and managing commercial mortgage loans and other commercial real estate debt investments. The Company may also invest in residential mortgage-backed securities and residential mortgage loans. The Company is externally managed and advised by SPT Management, LLC (the “Manager”).
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
The Company is organized as a holding company that conducts its business primarily through two wholly-owned subsidiaries, SPT Real Estate Sub I, LLC and SPT TALF Sub I, LLC. The Company has formed joint ventures (the “Joint Ventures”) with Starwood Hospitality Fund II (“Hotel II”) and Starwood Opportunity Fund VIII (“SOF VIII” and, together with Hotel II, the “Starwood Private Real Estate Funds”) in accordance with the co-investment and allocation agreement with our Manager. These Joint Ventures are owned 75% by the Company and are consolidated into the Company’s consolidated financial statements.
2. Summary of Significant Accounting Policies
Recent Accounting Pronouncements
Accounting Standards Codification (“ASC”) — In June 2009, the Financial Accounting Standards Board (“FASB”) issued a pronouncement establishing the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The standard explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. This standard is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The adoption of this statement did not have a material effect on our consolidated financial statements.
Amendments to Variable Interest Entity Accounting — In June 2009, the FASB issued a statement which amends the consolidation guidance applicable to variable interest entities (“VIEs”). The amendments will significantly affect the overall consolidation analysis. It changes the way a primary beneficiary is determined in a VIE and how entities account for securitizations and special purpose entities as a result of the elimination of the qualified special purpose entity concept. This statement became effective on January 1, 2010 and early adoption is prohibited. The adoption of this statement did not have a material effect on our consolidated financial statements.
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
Basis of Accounting and Principles of Consolidation
The accompanying consolidated financial statements include our accounts and those of our consolidated subsidiaries. All significant intercompany amounts have been eliminated. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

A noncontrolling interest in a consolidated subsidiary is defined as “the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent”. Noncontrolling interests are required to be presented as a separate component of equity in the consolidated balance sheet. In addition, the presentation of net income must attribute earnings to controlling and noncontrolling interests.
The Company uses plain English when describing or referencing accounting standards in the notes to the financial statements. As a result, there may be no reference to particular accounting standards by name, standard number, or ASC reference number.
Segment Reporting
The Company is a REIT focused on originating and acquiring real estate related debt investments and currently operates in one reportable segment.
Cash and Cash Equivalents
Cash and cash equivalents include cash in banks and short-term investments. Short-term investments are comprised of highly liquid instruments with original maturities of three months or less. The Company maintains its cash and cash equivalents in multiple financial institutions and at times these balances exceed federally insurable limits.
Debt Securities
GAAP requires that at the time of purchase, the Company designate debt securities as held-to-maturity, available-for-sale, or trading depending on intent and ability to hold such security to maturity. Held-to-maturity investments are stated at cost plus any premiums or discounts, which are amortized through the consolidated statements of income using the effective interest method. Securities that the Company does not hold for the purpose of selling in the near-term, but may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. As of December 31, 2009, all of the Company’s debt securities were designated as held-to-maturity.
The Company evaluates securities for other-than-temporary impairment (“OTTI”) at least quarterly. Securities are considered to be other-than-temporarily impaired when the estimated fair value of a security is less than amortized cost and (i) we intend to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovery, or (iii) we do not expect to recover the entire amortized cost basis of the security. The evaluation of a security’s estimated cash flows includes the following, as applicable: (1) review of the credit of the issuer or the borrower, (2) review of the credit rating of the security, (3) review of the key terms of the security, (4) review of the performance of the loan or underlying loans, including debt service coverage and loan-to-value ratios, (5) analysis of the value of the collateral for the loan or underlying loans, (6) analysis of the effect of local, industry, and broader economic factors, and (7) analysis of historical and anticipated trends in defaults and loss severities for similar securities. If an OTTI has occurred, the carrying value of the security will be reduced to fair value, with the credit component of the unrealized losses being charged against earnings as a loss on the consolidated statements of operations. The component of the loss related to factors other than credit will be recognized in other comprehensive income (“OCI”).
Loans Held for Investment
The Company purchases and originates commercial real estate debt and related instruments (collectively, “Loans”) generally to be held to maturity. Held for investment loans are carried at cost, net of unamortized loan fees, acquisition premiums or discounts, and costs, unless the loans were deemed impaired. Interest income will be recognized using the interest method or a method that approximates a level rate of return over the loan term. Net deferred loan fees and origination and acquisition costs will be recognized in interest income over the loan term as yield adjustment. Loans that the Company plans to sell or liquidate in the near term will be held at the lower of cost or fair value. As of December 31, 2009, all of the Company’s Loans were designated as held for investment.

The Company must periodically evaluate each of these Loans for possible impairment. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the Loan. If a Loan were determined to be impaired, we would write down the Loan through a charge to the provision for loan losses. Impairment on these loans is measured by comparing an internal valuation based on discounted cash-flows to the carrying value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management. Actual losses, if any, could ultimately differ from these estimates.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, single asset CMBS, loan investments and interest receivable. The Company may place cash investments in excess of insured amounts with high quality financial institutions. The Company performs ongoing analysis of credit risk concentrations in its investment portfolio by evaluation exposure to various markets, underlying property types, term, tenant mix and other credit metrics. As of, and for the period ended, December 31, 2009, approximately 25% of the Company’s investment portfolio and income was related to loans on properties leased to the same tenant.
Deferred Financing Costs
Costs incurred in connection with secured financing are capitalized and amortized over the respective loan terms as a component of interest expense. As of December 31, 2009, the Company had approximately $323,000 of capitalized financing costs, net of amortization.
Earnings per share
The Company calculates basic earnings per share by dividing net income for the period by the weighted average of shares of common stock outstanding for that period. Diluted earnings per share takes into effect the dilutive instruments, such as restricted stock and restricted stock units, except when doing so would be antidilutive. As of December 31, 2009, there were 964,425 unvested dilutive securities outstanding.
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

Income Taxes
The Company will elect to be taxed as a REIT and intends to comply with the Code with respect thereto. Accordingly, the Company will not be subject to federal income tax to the extent of its dividends to stockholders as long as certain asset, income and stock ownership tests are met. Many of these requirements are technical and complex and if we fail to meet these requirements we may be subject to federal, state, and local income tax and penalties.
Underwriting Commissions and Offering Costs
Underwriting commissions and costs incurred in connection with our initial public offering totaled approximately $57.6 million and are reflected as a reduction of additional paid-in capital.
3. Commercial Mortgage-Backed Securities (“CMBS”)
During 2009, the Company invested directly in single borrower CMBS and in multi-borrower CMBS through a joint venture with SOF VIII in which the Company owns a 75% controlling interest and is required to consolidate under GAAP. The table below includes 100% of the joint venture activity related to multi-borrower CMBS:

	Gross Book	Premium
	Value	(Discount)	Net Book Value
Acquisition of multi-borrower CMBS	$202,699	$(66)	$202,633
Acquisition of single-borrower CMBS	53,770	(10,796)	42,974
Principal paydowns	(58)	—	(58)
Discount/premium amortization	—	347	347

Balance as of December 31, 2009	$256,411	$(10,515)	$245,896

The majority of loans backing the CMBS investments are fixed rate instruments. Approximately $11 million or 5% of the CMBS are variable rate and pay interest at LIBOR plus a weighted average spread of 1.44%. The overall statistics for our CMBS investments calculated on a weighted average basis assuming no early prepayments or defaults and including expected extensions as of December 31, 2009 and are as follows:

Investment	Book Value	Face Amount	Coupon(1)	Rating	Vintage	Life (years)
Multi-Asset CMBS	$202,646	$202,699	5.7%	AAA	2006-2007	2.1
Single Borrower CMBS	43,250	53,712	5.4%	BB+	2001-2006	6.3

	$245,896	$256,411

(1)	Calculated using the December 31, 2009 one month LIBOR rate of 0.2309%.

The property type, and location of the collateral securing our CMBS investments calculated on a weighted average basis as of December 31, 2009 are as follows:

Collateral Property Type		Geographic Location
Hospitality	25.0%	Northeast	26.3%
Industrial	5.0%	Mid-Atlantic	7.3%
Office	33.7%	Southeast	14.1%
Retail	24.0%	Southwest	9.8%
Multifamily	9.5%	Midwest	10.0%
Other	2.2%	West	24.9%
Mixed Use	0.6%	Other	7.6%

	100.0%		100.0%

4. Loans
During 2009, the Company acquired and originated loans held for investment as follows:

Originations/acquisitions	$215,048
Additional fundings (1)	305
Principal pay downs	(1,150)
Discount/premium amortization	318
Provision for credit losses	—

Balance December 31, 2009	$214,521

(1)	Represents accrued interest income on loans whose terms do not require current payment of interest.
All loans are fixed rate and are summarized below:

				Weighted
			Weighted	Average
			Average	Life
Investment	Book Value	Face Amount	Coupon	(years)
First Mortgages	$182,829	$212,424	8.7%	7.2
Subordinated Debt	31,692	42,560	8.1%	12.6

Total Loans	$214,521	$254,984

All loans were paying in accordance with their terms as of December 31, 2009 and we have no allowance for loan losses. Our loan portfolio at December 31, 2009 is diversified by property type and US geographic region as follows:

Collateral Property Type		Geographic Location
Hospitality	41.4%	Northeast	0.0%
Industrial	51.2%	Mid-Atlantic	23.3%
Office	0.0%	Southeast	61.0%
Retail	7.4%	Southwest	7.4%
Multifamily	0.0%	Midwest	0.0%
Other	0.0%	West	8.3%
Mixed Use	0.0%	Other	0.0%

	100.0%		100.0%

5. Secured Financing Facilities
On August 28, 2009 and September 25, 2009, the Company entered into multiple Federal Reserve Bank of New York Term Asset-backed securities Loan Facilities (“TALF”) through its joint venture with SOF VIII. The TALF loans are non-recourse, bear a fixed interest rate and mature five years from the loan closing dates. The loans are collateralized by the Company’s CMBS investments, which are held in a Master TALF Collateral Account and are under the control of the lender until the loan is satisfied. As of December 31, 2009, the amounts outstanding under the TALF facility were approximately $171.4 million.

	Debt	Collateral Book
	Book Value	Value
August 28, 2009, TALF loans, fixed rate 3.872%, mature August 2014	$55,030	$64,898
September 25, 2009, TALF loans, fixed rate 3.796%, mature September 2014	116,364	137,748

Total	$171,394	$202,646

Principal repayments are due on the TALF financing when principal is collected on the underlying CMBS securities, which can be paid off earlier or later than expected based on certain market factors including asset sales or loan defaults. As of December 31, 2009, the Manager has no anticipation of early principal repayments or loan defaults of the underlying CMBS. The following table represents our five-year principal repayments schedule for the TALF secured financing assuming no early prepayments or defaults and including expected extensions of the underlying CMBS assets.

2010	$45
2011	85,852
2012	85,497
2013	—
2014 and thereafter	—

Total	$171,394

6. Related-Party Transactions
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
In accordance with the management agreement, the Company pays the Manager an annual base management fee calculated as 1.5% per annum of stockholders’ equity less adjustments for unrealized gains (losses) and other non-cash items affecting stockholders’ equity and less any common stock repurchased since inception. These fees are payable quarterly in arrears and adjustments shall be made at the end of each calendar year to reflect the actual management fees payable for the year. For the period ended December 31, 2009, approximately $5.1 million was incurred, of which $3.4 million was payable to the Manager for base management fees.
The Manager is entitled to an incentive fee with respect to each calendar quarter based on annualized Core Earnings as defined below. The incentive fee is calculated as 20% of the excess of Core Earnings over 8% of the weighted average shares outstanding times the weighted average public offering issue price. Core Earnings is a non-GAAP measure defined as GAAP net income (loss) excluding non-cash equity compensation expense, the incentive fee, unrealized gains, losses, or other non-cash items. The incentive fee shall be payable one-half in common stock so long as the ownership of shares by the Manager does not exceed the 9.8% stock ownership limit set forth in the Company charter. As of December 31, 2009, no incentive fee was earned by the Manager.

The Company is required to reimburse the Manager for operating expenses incurred by the Manager on behalf of the Company, including legal, accounting, due diligence, executive compensation and other services. The expense reimbursement is not subject to any dollar limitations but will be subject to review by the Company’s Board of Directors. For the period ended December 31, 2009, approximately $163,000 was incurred for executive compensation and other reimbursable expenses, of which approximately $84,000 was payable.
Prior to commencement of operations, the Manager advanced approximately $148,000 to the Company for the initial capitalization and cash for payment of SEC and other required filing fees in connection with the initial public offering. The Company repaid the cash advances in full after receipt of the proceeds from the initial public offering.
In connection with the initial public offering, the Company incurred an estimated $592,000 for services provided by parties related to affiliates of our Manager that were recorded as a reduction in additional paid-in capital. As of December 31, 2009, approximately $47,000 was unpaid and included in related-party payable.
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
7. Stockholders’ Equity
Our authorized capital stock consists of 100,000,000 shares of preferred stock, $0.01 par value, and 500,000,000 shares of common stock, $0.01 par value.
On August 17, 2009, the Company completed its initial public offering, in which it sold 46,575,000 shares of common stock for $20 per share, and a concurrent private placement to an entity controlled by Starwood Capital Group of an additional 1,000,000 shares of common stock for $20 per share. The Company’s total net proceeds from these offerings were approximately $921.1 million, excluding $27.2 million contingent underwriter fee (see Note 10).
The Company declared a dividend of $0.01 and $0.10 per share for the third and fourth quarters of 2009, respectively, on September 18, 2009. The dividends were paid on January 29, 2010, to shareholders of record on October 31, 2009 and December 30, 2009, respectively.
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
The Company granted each of its four independent directors 2,200 restricted shares in August 2009, with a total fair value of $176,000. The awards will vest ratably in three annual installments on each of the first second and third anniversaries of the grant, subject to the director’s continued service. As of December 31, 2009, approximately $16,000 was included in general and administrative expense related to the grants.
In August 2009, the Company granted 1,037,500 restricted stock units with a fair value of approximately $20.8 million at the grant date to the Manager under the Manager Equity Plan. The award will vest ratably in quarterly installments over three years beginning on October 1, 2009. As of December 31, 2009, 86,458 shares had vested and approximately $2.4 million was included in Management fees related to this grant.

The Company granted 5,000 restricted stock units with a fair value of $100,000 under the Equity Plan in August 2009. The award will vest ratably in quarterly installments over three years beginning on October 1, 2009. As of December 31, 2009, 417 shares had vested and approximately $11,000 was included in general and administrative expense related to this grant.
Schedule of Non-Vested Share and Share Equivalents

	Restricted	Restricted	Restricted
	Stock Grants to	Stock Units	Stock Units
	Independent	Grants to	Grants to
	Directors	Employees	Manager	Total
Beginning balance	—	—	—	—
Granted	8,800	5,000	1,037,500	1,051,300
Vested	—	(417)	(86,458)	(86,875)
Forfeited	—	—	—	—

December 31, 2009	8,800	4,583	951,042	964,425

Vesting Schedule

	Restricted	Restricted	Restricted
	Stock Grants to	Stock Units	Stock Units
	Independent	Grants to	Grants to
	Directors	Employees	Manager	Total
2010	2,933	1,668	345,832	350,433
2011	2,933	1,668	345,832	350,433
2012	2,934	1,247	259,378	263,559

	8,800	4,583	951,042	964,425

8. Net Loss per Share
Net loss per share for the period since commencement of operations through December 31, 2009, is computed as follows (amounts in thousands except share and per share):

Basic and Diluted:
Net loss attributable to Starwood Property Trust, Inc.	$(3,017)
Weighted average number of shares of common stock outstanding	47,575,634
Basic and diluted net loss per share of common stock	$(0.06)
Potentially dilutive shares relating to 964,425 shares of restricted stock and restricted stock units are not included in the calculation of diluted net loss per share because the effect was antidilutive for the period ended December 31, 2009.
9. Fair Value of Financial Instruments
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

Due to the short maturities of cash and cash equivalents, accrued interest, and accounts payable, the carrying value was deemed to be an approximation of the fair value. The fair value of CMBS securities was based upon valuations obtained from dealers of those securities. The fair value of loans was based on a discounted cash flow analysis or net cost for loans originated or acquired within the fourth quarter. The fair value of the secured financing facilities was based on a discounted cash flow analysis using the TALF rates on December 31, 2009.

	Carrying	Fair
	Value as of	Value as of
	December 31, 2009	December 31, 2009
Financial Assets:
CMBS	$245,896	$249,457
Loans	$214,521	$215,575

Financial Liabilities:
Secured financing	$171,394	$170,868
10. Commitments and Contingencies
In connection with the Company’s initial public offering, the Company is required to pay $27.2 million of underwriters’ fee if the Company’s Core Earnings exceed an 8% performance hurdle rate over four consecutive quarters as defined in the underwriters’ agreement. Based on our original and current business plan, the Company expects to achieve this level of earnings. Therefore, the Company recorded a deferred liability and an offsetting reduction in additional paid-in capital for the full $27.2 million.
Management is not aware of any other contractual obligations, legal proceedings, or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on the Company’s financial statements.
11. Quarterly Financial Data
Summarized unaudited consolidated quarterly information for the period from commencement of operations through December 31, 2009 is provided below (amounts in thousands except share and per share):

	Quarter Ended
	Sept. 30(1)	Dec. 31
Revenues	$1,448	$7,162
Loss attributable to Starwood Property Trust, Inc.	(1,919)	(1,098)
Loss per share of common stock — basic and diluted	$(0.04)	$(0.02)

(1)	Represents the period from August 17, 2009 (commencement of operations) to September 30, 2009.
12. Subsequent Events
In January 2010, the Company formed SPT Operations, LLC, a taxable REIT subsidiary, which entered a subscription agreement committing $6.3 million as a non-controlling interest in a venture formed to acquire assets of a commercial real estate and CMBS servicing business.
In February 2010, the Company engaged an investment advisory firm with RMBS expertise to invest up to $25 million in short-term RMBS securities on a discretionary basis. The trades are settled directly into a segregated brokerage account in the Company’s name. As of March 4, 2010, approximately $7.8 million in RMBS securities had been acquired.
In February 2010, the Company acquired a $502.9 million portfolio of performing commercial mortgages from TIAA-CREF for approximately $509.9 million, plus accrued interest. The fixed-rate portfolio consists of 18 senior first mortgage A-notes and 2 junior first mortgage B-Notes with a weighted average coupon of 7.75% and secured by retail and office assets totaling 4.5 million square feet across 10 states.
On March 4, 2010, the Company’s board of directors declared a dividend of $0.22 per share for the first quarter of 2010, which is payable on April 15, 2010 to common stockholders of record as of March 31, 2010.

Starwood Property Trust, Inc. and Subsidiaries
Schedule IV — Mortgage Loans on Real Estate
December 31, 2009
(Amounts in thousands)

	Prior	Face	Carrying	Interest	Payment	Maturity
Description/Location	Liens(1)	Amount	Amount	Rate	Terms(2)	Date

Industrial / Various	$17,396	$47,569	$40,799	7.8%	P&I	9/1/2017
Industrial / Various	28,204	99,693	69,020	8.2%	I/O	9/1/2024
Hotel / Various	—	73,722	71,099	9.5%	I/O	1/1/2013
Hotel / Laguna, CA	—	18,000	17,785	9.0%	I/O	12/1/2013
Retail / Orland Park, IL	—	16,000	15,818	8.0%	P&I	12/31/2014

	$45,600	$254,984	$214,521

(1)	Represents third-party liens.

(2)	P&I = principal and interest; I/O = interest only

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures. Notwithstanding the foregoing, no matter how well a control system is designed and operated, it can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of out management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
This annual report does not include a report on management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information regarding the Company’s directors, including the audit committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be included in the Proxy Statement and is incorporated herein by reference.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics for all directors, officers and employees of the Company which is available on our website at www.starwoodpropertytrust.com. In addition, stockholders may request a free copy of the Code of Business Conduct and Ethics from:
Starwood Property Trust, Inc.
Attention: Investor Relations
591 West Putnam Avenue
Greenwich, CT 06830
(202) 422-7700
We have also adopted a Code of Ethics for Principal Executive Officer and Senior Financial Officers setting forth a code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer, which is available on our website at www.starwoodpropertytrust.com. Stockholders may request a free copy of the Code of Ethics for Principal Executive Officer and Senior Financial Officers from the address and phone number set forth above.
Corporate Governance Guidelines
We have also adopted Corporate Governance Guidelines, which are available on our website at www.starwoodpropertytrust.com. Stockholders may request a free copy of the Corporate Governance Guidelines from the address and phone number set forth above under
Item 11. Executive Compensation.
The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationship and Related Transactions, and Director Independence.
The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Documents filed as part of this report:
(1) Financial Statements:
See Item 8—“Financial Statements and Supplementary Data”, filed herewith, for a list of financial statements.
(2) Financial Statement Schedules:
Schedule IV — Mortgage Loans on Real Estate.
(3) Exhibits Files:

Exhibit No.	Description
3.1	Articles of Amendment and Restatement of Starwood Property Trust, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed November 16, 2009)

3.2	Bylaws of Starwood Property Trust, Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed November 16, 2009)

10.1
Private Placement Purchase Agreement, dated August 11, 2009, between Starwood Property Trust, Inc. and SPT Investment, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed November 16, 2009)

10.2
Registration Rights Agreement, dated August 17, 2009, among Starwood Property Trust, Inc., SPT Investment, LLC and SPT Management, LLC (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed November 16, 2009)

10.3
Management Agreement, dated August 17, 2009, among SPT Management, LLC and Starwood Property Trust, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed November 16, 2009)

10.4
Co-Investment and Allocation Agreement, dated August 17, 2009, among Starwood Property Trust, Inc., SPT Management, LLC and Starwood Capital Group Global, L.P. (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed November 16, 2009)

10.5	Starwood Property Trust, Inc. Non-Executive Director Stock Plan (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed November 16, 2009)

10.6	Form of Restricted Stock Award Agreement for Independent Directors (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed November 16, 2009)

10.7	Starwood Property Trust, Inc. Manager Equity Plan (Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed November 16, 2009)

10.8
Restricted Stock Unit Award Agreement, dated August 17, 2009, between Starwood Property Trust, Inc. and SPT Management, LLC (Incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed November 16, 2009)

10.9	Starwood Property Trust, Inc. Equity Plan (Incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q filed November 16, 2009)

Exhibit No.	Description
10.10
Restricted Stock Unit Award Agreement, dated August 17, 2009, between Starwood Property Trust, Inc. and Barbara J. Anderson (Incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed November 16, 2009)

10.11
Underwriting Agreement, dated as of August 11, 2009, among Starwood Property Trust, Inc., SPT Management, LLC and the underwriters named therein (Incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q filed November 16, 2009)

21.1	Subsidiaries of the Company

23.1	Consent of Deloitte & Touche, LLP

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Starwood Property Trust, Inc.
Date: March 8, 2010	By:	/s/ Barry S. Sternlicht
Barry S. Sternlicht
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 8, 2010	By:	/s/ Barry S. Sternlicht
Barry S. Sternlicht
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: March 8, 2010	By:	/s/ Barbara J. Anderson
Barbara J. Anderson
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Date: March 8, 2010	By:	/s/ Jeffrey G. Dishner
Jeffrey G. Dishner
Director

Date: March 8, 2010	By:	/s/ Ellis F. Rinaldi
Ellis F. Rinaldi
Director

Date: March 8, 2010	By:	/s/ Richard D. Bronson
Richard D. Bronson
Director

Date: March 8, 2010	By:	/s/ Jeffrey F. DiModica
Jeffrey F. DiModica
Director

Date: March 8, 2010	By:	/s/ Camille J. Douglas
Camille J. Douglas
Director

Date: March 8, 2010	By:	/s/ Strauss Zelnick
Strauss Zelnick
Director