Form 10-Q
period 2010-03-31
STARWOOD PROPERTY TRUST, INC.
filed 2010-05-10
CIK 1465128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-34436

Starwood Property Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	27-0247747 (I.R.S. Employer Identification No.)

591 West Putnam Avenue Greenwich, Connecticut (Address of principal executive offices)	06830 (Zip Code)
Registrant’s telephone number, including area code:
(203) 422-8100

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of May 6, 2010, was 47,583,800.

Special Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking statements, including without limitation, statements concerning our operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are developed by combining currently available information with our beliefs and assumptions and are generally identified by the words “believe,” “expect,” “anticipate” and other similar expressions. Forward-looking statements do not guarantee future performance, which may be materially different from that expressed in, or implied by, any such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.
These forward-looking statements are based largely on our current beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors that may cause actual results to vary from our forward-looking statements include, but are not limited to:
•	factors described in our Annual Report on Form 10-K for the year ended December 31, 2009, including those set forth under the caption “Risk Factors”;
•	defaults by borrowers in paying debt service on outstanding items;
•	impairment in the value of real estate property securing our loans;
•	availability of mortgage origination opportunities acceptable to us;
•	national and local economic and business conditions;
•	general and local commercial real estate property conditions;
•	changes in federal government policies;
•	changes in federal, state and local governmental laws and regulations;
•	increased competition from entities engaged in mortgage lending;
•	changes in interest rates; and
•	the availability of and costs associated with sources of liquidity and financing.
In light of these risks and uncertainties, there can be no assurances that the results referred to in the forward-looking statements contained in this Quarterly Report on Form 10-Q will in fact occur. Except to the extent required by applicable law or regulation, we undertake no obligation to, and expressly disclaim any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, changes to future results over time or otherwise.

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.
Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, amounts in thousands, except share and per share data)

	March 31, 2010	December 31, 2009
Assets:
Cash and cash equivalents	$107,994	$645,129
Loans held for investment, net	734,160	214,521
Mortgage backed securities, held-to-maturity	248,599	245,896
Mortgage backed securities, available-for-sale	34,030	—
Other investments	7,673	—
Accrued interest receivable	6,026	2,180
Other assets	1,401	1,060

Total Assets	$1,139,883	$1,108,786

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$5,861	$1,034
Related-party payable	3,584	3,546
Dividends payable	10,698	5,349
Secured financing agreements	196,350	171,394
Deferred offering costs	27,195	27,195
Other liabilities	1,206	4,233

Total Liabilities	244,894	212,751
Commitments and contingencies (Note 12)	—	—
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 47,583,800 issued and outstanding	476	476
Additional paid-in capital	897,417	895,857
Accumulated other comprehensive loss	(447)	—
Accumulated deficit	(13,123)	(8,366)

Total Starwood Property Trust, Inc. Stockholders’ Equity	884,323	887,967
Noncontrolling interests in consolidated subsidiaries	10,666	8,068

Total Equity	894,989	896,035

Total Liabilities and Stockholders’ Equity	$1,139,883	$1,108,786

See notes to condensed consolidated financial statements

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations
(Unaudited, amounts in thousands, except share and per share data)

Three Months Ended
March 31, 2010
Net interest margin:
Interest income from mortgage backed securities	$4,331
Interest income from loans	9,699
Interest expense	(1,632)

Net interest margin	12,398
Expenses:
Management fees (including $1,542 of non-cash stock-based compensation)	4,970
General and administrative (including $18 of non-cash stock-based compensation)	1,779

Total operating expenses	6,749
Interest income from cash balances	611

Net income	$6,260

Net income attributable to noncontrolling interests	319

Net income attributable to Starwood Property Trust, Inc.	$5,941

Net income per share of common stock:
Basic	$0.12

Diluted	$0.12

Weighted average number of shares of common stock outstanding:
Basic	47,662,840

Diluted	48,626,300

See notes to condensed consolidated financial statements

Starwood Property Trust, Inc. and Subsidiaries
Consolidated Statement of Equity
(Unaudited, amounts in thousands, except share and per share data)

						Total
						Starwood
					Accumulated	Property
			Additional		Other	Trust, Inc.	Non-
	Common Stock		Paid -	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Par Value	In Capital	Deficit	Income(Loss)	Equity	interests	Equity
Balance at August 17, 2009
(Commencement of Operations)	100	$—	$1	$—	$—	$1	$—	$1
Proceeds from public offering of common stock	46,575,000	466	931,034			931,500		931,500
Underwriting and offering costs			(57,588)			(57,588)		(57,588)
Proceeds from private placement	1,000,000	10	19,990			20,000		20,000
Cancellation of shares	(100)		(1)			(1)		(1)
Stock-based compensation	8,800		2,421			2,421		2,421
Net loss				(3,017)		(3,017)	437	(2,580)
Dividends declared, $0.11 per share				(5,349)		(5,349)		(5,349)
Contribution from noncontrolling interests							50,855	50,855
Distribution to noncontrolling interests							(43,224)	(43,224)

Balance at December 31, 2009	47,583,800	$476	$895,857	$(8,366)	$—	$887,967	$8,068	$896,035

Stock-based compensation			1,560			1,560		1,560
Net income				5,941		5,941	319	6,260
Dividends declared, $0.22 per share				(10,698)		(10,698)		(10,698)
Other comprehensive loss, net					(447)	(447)		(447)
Contribution from noncontrolling interests						—	2,578	2,578
Distribution to noncontrolling interests						—	(299)	(299)

Balance at March 31, 2010	47,583,800	$476	$897,417	$(13,123)	$(447)	$884,323	$10,666	$894,989

See notes to condensed consolidated financial statements

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statement of Comprehensive Income
(Unaudited, amounts in thousands)

Three Months Ended
March 31, 2010
Net Income	$6,260
Other comprehensive loss:
Change in fair value of interest rate hedges	(120)
Change in fair value of available-for-sale securities	(327)

Total other comprehensive loss	(447)

Comprehensive income	$5,813

See notes to condensed consolidated financial statements

Starwood Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows
(Unaudited, amounts in thousands)

Three Months Ended
March 31, 2010
Cash Flows from Operating Activities:
Net Income	$6,260
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	30
Amortization of net discount on mortgage backed securities (MBS)	(749)
Amortization of net deferred loan fees and discounts	(481)
Stock-based compensation	1,560
Changes in operating assets and liabilities:
Related-party payable	38
Accrued interest receivable, less purchased interest	(1,275)
Other assets	292
Accounts payable and accrued expenses	1,063
Other liabilities	(3,147)

Net cash provided by operating activities	3,591
Cash Flows from Investing Activities:
Investment in mortgage-backed securities	(35,918)
Mortgage-backed securities investment repayments	1,699
Investment in loans	(521,359)
Loan investment repayments	2,201
Purchased interest on investments, net	(2,572)
Investments in other investments	(6,000)

Net cash used in investing activities	(561,949)
Cash Flows from Financing Activities:
Borrowings of secured financing arrangements	25,000
Principal repayments on borrowings	(44)
Payment of deferred financing costs	(663)
Payment of dividends	(5,349)
Contribution from noncontrolling interests	2,578
Distribution to noncontrolling interests	(299)

Net cash provided by financing activities	21,223
Net decrease in cash and cash equivalents	(537,135)
Cash and cash equivalents, beginning of period	645,129

Cash and cash equivalents, end of period	$107,994

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,609

Supplemental disclosure of non-cash investing and financing activities:
Dividends declared	$10,698

Unsettled acquisition trades	$3,764

See notes to condensed consolidated financial statements

Starwood Property Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2010 (unaudited)
1. Business and Organization
Starwood Property Trust, Inc. (together with its subsidiaries, the “Company”) is a Maryland corporation that commenced operations on August 17, 2009 upon the completion of its initial public offering. The Company is focused primarily on originating, investing in, financing and managing commercial mortgage loans and other commercial real estate debt investments. The Company also invests in residential mortgage-backed securities and residential mortgage loans. The Company is externally managed and advised by SPT Management, LLC (the “Manager”).
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
The Company is organized as a holding company that conducts its business primarily through three wholly-owned subsidiaries, SPT Real Estate Sub I, LLC and SPT TALF Sub I, LLC, and SPT Operations, LLC. The Company has formed joint ventures (the “Joint Ventures”) with Starwood Hospitality Fund II (“Hotel II”) and Starwood Opportunity Fund VIII (“SOF VIII”) in accordance with the co-investment and allocation agreement with our Manager. These Joint Ventures are owned 75% by the Company and are consolidated into the Company’s consolidated financial statements.
2. Summary of Significant Accounting Policies
Basis of Accounting and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) and include our accounts and those of our consolidated subsidiaries. All significant intercompany amounts have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared under GAAP have been condensed or omitted pursuant to the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary for fair presentation of the Company’s financial position, results of operations, comprehensive income, and cash flows have been made. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results for the full year.
A non-controlling interest in a consolidated subsidiary is defined as “the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent”. Non-controlling interests are required to be presented as a separate component of equity in the consolidated balance sheet. In addition, the presentation of net income must attribute earnings to controlling and non-controlling interests.
The Company uses plain English when describing or referencing accounting standards in the notes to the financial statements. As a result, there may be no reference to particular accounting standards by name, standard number, or ASC reference number.

Starwood Property Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2010 (unaudited)
Recent Accounting Pronouncements
Amendments to Variable Interest Entity Accounting. In June 2009, the FASB issued a statement which amends the consolidation guidance applicable to variable interest entities (“VIEs”). The amendments will significantly effect the overall consolidation analysis. It changes the way a primary beneficiary is determined in a VIE and how entities account for securitizations and special purpose entities as a result of the elimination of the qualified special purpose entity concept. This statement was effective on January 1, 2010 and the adoption of this statement did not have a material effect on our consolidated financial statements.
Segment Reporting
The Company is a REIT focused on originating and acquiring real estate related debt investments and currently operates in one reportable segment.
Debt Securities
GAAP requires that at the time of purchase, the Company designate debt securities as held-to-maturity, available-for-sale, or trading depending on intent and ability to hold such security to maturity. Held-to-maturity investments are stated at cost plus any premiums or discounts, which are amortized through the consolidated statements of income using the effective interest method. Securities that the Company does not hold for the purpose of selling in the near-term, but may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. As of March 31, 2010, the Company’s commercial mortgage backed securities (“CMBS”) were designated as held-to-maturity and all residential mortgage backed securities (“RMBS”) were designated as available for sale.
The Company evaluates securities for other-than-temporary impairment (“OTTI”) at least quarterly. Securities are considered to be other-than-temporarily impaired when the estimated fair value of a security is less than amortized cost and (i) we intend to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovery, or (iii) we do not expect to recover the entire amortized cost basis of the security. The evaluation of a security’s estimated cash flows includes the following, as applicable: (1) review of the credit of the issuer or the borrower, (2) review of the credit rating of the security, (3) review of the key terms of the security, (4) review of the performance of the loan or underlying loans, including debt service coverage and loan-to-value ratios, (5) analysis of the value of the collateral for the loan or underlying loans, (6) analysis of the effect of local, industry, and broader economic factors, and (7) analysis of historical and anticipated trends in defaults and loss severities for similar securities. If an OTTI has occurred, the carrying value of the security will be reduced to fair value, with the unrealized losses being charged against earnings as a loss on the consolidated statements of operations. For securities held to maturity, only the credit component of the unrealized loss will be charged against earnings and the component of the loss related to factors other than credit will be recognized in other comprehensive income (“OCI”).
Loans Held for Investment
The Company purchases and originates commercial real estate debt and related instruments (collectively, “Loans”) generally to be held to maturity. Held for investment loans are carried at cost, net of unamortized loan fees, acquisition premiums or discounts, and other related costs, unless the loans were deemed impaired. Interest income will be recognized using the effective interest method. Net deferred loan fees and origination and acquisition costs will be recognized in interest income over the loan term as yield adjustment. Loans that the Company plans to sell or liquidate in the near term will be held at the lower of cost or fair value. As of March 31, 2010, all of the Company’s Loans were designated as held for investment.
The Company must periodically evaluate each of its Loans for possible impairment. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the Loan. If a Loan were determined to be impaired, we would write down the Loan through a charge to the provision for loan losses. Impairment on these Loans is measured by comparing a valuation based on discounted cash-flows to the carrying value of the respective Loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plans, loan sponsorship, actions of other lenders and other factors deemed necessary by management. Actual losses, if any, could ultimately differ from these estimates.

Starwood Property Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2010 (unaudited)
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, single asset CMBS, loan investments and interest receivable. The Company may place cash investments in excess of insured amounts with high quality financial institutions. The Company performs ongoing analysis of credit risk concentrations in its investment portfolio by evaluating exposure to various markets, underlying property types, contract terms, tenant mix and other credit metrics. As of, and for the period ended, March 31, 2010, approximately 11% of the Company’s investment portfolio and income was related to loans on properties leased to the same tenant.
Derivative Instruments and Hedging Activities
GAAP provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, the Company must provide qualitative disclosures that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
As required by GAAP, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
Deferred Financing Costs
Costs incurred in connection with secured financing are capitalized and amortized over the respective loan terms as a component of interest expense. As of March 31, 2010, the Company had approximately $1.0 million of capitalized financing costs, net of amortization. For the three months ended March 31, 2010, approximately $30,000 of amortization was included in interest expense on the statement of operations.

Starwood Property Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2010 (unaudited)
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
The Company formed a taxable REIT subsidiary (“TRS”) in 2010 that will be subject to federal and state income taxes. As of March 31, 2010, the Company did not incur any income tax expense related to the TRS and therefore no provision was recorded.
3. Debt Securities
Mortgage-Backed Securities Held to Maturity
Our investments in CMBS are accounted for at amortized cost. The following table summarizes the weighted average coupon, rating and life of our investments in CMBS based on the book values as of March 31, 2010 and December 31, 2009:

	Carry				Life
March 31, 2010	Value	Par Value	Coupon(1)	Rating	(years)
Multi-Asset CMBS	$202,676	$202,699	5.63%	AAA	1.9
Single Borrower CMBS	45,923	56,081	5.23%	B-	6.1

	$248,599	$258,780

	Carry				Life
December 31, 2009	Value	Par Value	Coupon(1)	Rating	(years)
Multi-Asset CMBS	$202,646	$202,699	5.70%	AAA	2.1
Single Borrower CMBS	43,250	53,712	5.40%	BB+	6.3

	$245,896	$256,411

(1)	Calculated using the March 31, 2010 and December 31, 2009 one month LIBOR rates of 0.2486% and 0.2309%, respectively, as applicable.
The Company’s investments in multi-asset CMBS were acquired through a joint venture in which the Company owns a 75% controlling interest and which the Company is required to consolidate under GAAP. The majority of loans backing the CMBS investments are fixed rate instruments. Approximately $13.5 million or 5% of the CMBS are variable rate and pay interest at LIBOR plus a weighted average spread of 1.30%.
Mortgage-Backed Securities Available-for-Sale
Our investments in RMBS are accounted for at fair value. The Company has allocated $50 million to be invested in RMBS with expected durations of 18 months or less and has engaged a third party manager who specializes in RMBS to execute the purchase of RMBS. The table below summarizes the weighted average coupon, rating and life of the Company’s investments in RMBS as of March 31, 2010:

March 31, 2010	Cost	FV Adj	Fair Value	Coupon	Rating	Life
RMBS	$34,357	$(327)	$34,030	0.38%	BBB-	0.57
Approximately $33.7 million or 99% of the RMBS are variable rate and pay interest at LIBOR plus a weighted average spread of 0.09%. The Company purchased all of the RMBS securities at a discount which will be accreted into income over the expected remaining life of the security, which in all cases is less than 18 months. The majority of the income from this strategy is earned from these discounts.

Starwood Property Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2010 (unaudited)
4. Loans Held for Investment
The Company’s investments in mortgages and loans are accounted for at amortized cost. The following table summarizes the Company’s investments as of March 31, 2010 and December 31, 2009.
As of March 31, 2010

				Weighted
			Weighted	Average
			Average	Life
Investment	Carry Value	Face Amount	Coupon	(years)
First Mortgages	$588,797	$614,068	8.0%	2.7
Subordinated Debt	145,363	154,543	7.6%	4.1

Total Loans	$734,160	$768,611

As of December 31, 2009

				Weighted
			Weighted	Average
			Average	Life
Investment	Carry Value	Face Amount	Coupon	(years)
First Mortgages	$182,829	$212,424	8.7%	7.2
Subordinated Debt	31,692	42,560	8.1%	12.6

Total Loans	$214,521	$254,984

For the three months ended March 31, 2010, the Company acquired loans held for investment as follows:

Beginning Balance	$214,521
Acquisitions	520,895
Additional fundings (1)	464
Principal repayments	(2,201)
Discount/premium amortization	481
Provision for credit losses	—

Balance March 31, 2010	$734,160

(1)	Represents accrued interest income on loans whose terms do not require current payment of interest.
In February 2010, the Company acquired a portfolio of performing commercial mortgages with a $502.9 million par value from Teachers Insurance and Annuity Association of America for $509.9 million plus acquisition costs. The fixed- rate portfolio included 18 senior first mortgages and 2 junior first mortgage B-Notes on retail and office properties across 10 states and with a weighted average coupon of 7.75%. In addition, the Company acquired a performing first mortgage on a shopping center in Avon Colorado with a par value of $12.5 million for $10.2 through a consolidated joint venture in which the Company owns a 75% controlling interest. All loans were paying in accordance with their terms as of March 31, 2010 and no allowance for loan losses was deemed necessary.

Starwood Property Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2010 (unaudited)
5. Other Investments
In January 2010, the Company committed $6.3 million to acquire a 5.6% interest in a venture formed to acquire assets of a commercial real estate debt management and servicing business primarily for an opportunity to participate in debt opportunities arising from the venture’s special servicing business. Because the Company does not have control or significant influence over the venture, the investment will be accounted for under the cost method. As of March 31, 2010, the Company had funded $6.0 million of its commitment. A member of the Company’s board of directors has a $50,000 investment in the same venture.
On March 31, 2010, the Company purchased $1.7 million of marketable securities that are classified as available for sale and will be carried at fair value with changes in fair value recorded to other comprehensive income.
6. Secured Financing Facilities
On August 28, 2009 and September 25, 2009, the Company entered into multiple Federal Reserve Bank of New York Term Asset-backed securities Loan Facilities (“TALF”) through a joint venture with SOF VIII. The TALF loans are non-recourse, bear a fixed interest rate and mature five years from the loan closing dates. The loans are collateralized by the Company’s CMBS investments, which are held in a Master TALF Collateral Account and are under the control of the lender until the loan is satisfied.

	Debt Carry	Collateral Carry
March 31, 2010	Value	Value
August 28, 2009, TALF loans, fixed rate 3.872%, mature August 2014	$54,986	$64,896
September 25, 2009, TALF loans, fixed rate 3.796%, mature September 2014	116,364	137,780

Total	$171,350	$202,676

	Debt Carry	Collateral Carry
December 31, 2009	Value	Value
August 28, 2009, TALF loans, fixed rate 3.872%, mature August 2014	$55,030	$64,898
September 25, 2009, TALF loans, fixed rate 3.796%, mature September 2014	116,364	137,748

Total	$171,394	$202,646

Principal repayments are due on the TALF financing when principal is collected on the underlying CMBS securities, which principal can be paid off earlier or later than expected based on certain market factors including asset sales or loan defaults. As of March 31, 2010, the Manager had no anticipation of early principal repayments or loan defaults of the underlying CMBS.
On March 31, 2010, the Company entered into a Master Repurchase and Securities Contract (the “Repurchase Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Repurchase Agreement is secured by approximately $400 million of the diversified loan portfolio (the “TIAA Assets”) purchased from Teachers Insurance and Annuity Association of America on February 26, 2010. The Repurchase Agreement provides for asset purchases of up to $280 million (the “Facility”).
Advances under the Repurchase Agreement accrue interest at a per annum Pricing Rate equal to the sum of (i) 30 day LIBOR plus (ii) the Pricing Margin of 3.0%. During the existence of an Event of Default (as defined in the Repurchase Agreement), interest accrues at the Default Rate, which is equal to the Pricing Rate plus 4.0%. The maturity date of the repurchase (the “Facility”) is May 31, 2013. The Facility is required to be fully drawn by May 31, 2010, otherwise the Company is required to pay a non-utilization fee equal to 3.0% per annum on any portion of the maximum Facility amount that has not been drawn by such date. The TIAA Assets have been approved as eligible assets under the Repurchase Agreement and the Company shall be entitled to receive advances under the Facility within one business day after request from Wells Fargo, provided that no Event of Default exists, no material adverse change has occurred with respect to the Company or the TIAA Assets and certain other contractual conditions are satisfied. As of March 31, 2010, the Company had drawn $25.0 million of the Facility.

Starwood Property Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2010 (unaudited)
The following table represents our five-year principal repayments schedule for the TALF secured financing assuming no early prepayments or defaults and including expected extensions of the underlying CMBS assets and the Wells Fargo Facility.

2010	$—
2011	85,853
2012	85,497
2013	25,000
2014 and thereafter	—

Total	$196,350

7. Derivatives and Hedging Activity
Risk Management Objective of Using Derivatives
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
In connection with the Repurchase Agreement, the Company entered into an interest rate swap with Deustche Bank in March 2010 which corresponds to the maturities of the loans financed by the Facility to effectively fix borrowing costs at 4.155% for the term of the Facility. The interest rate swap has a notional amount of $278.7 million and terminates on February 5, 2013. Under the agreement, the Company will pay a monthly coupon at a fixed rate of 1.155% of the notional amount to the counterparty and receive floating rate LIBOR commencing on May 5, 2010.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2010, such derivatives were used to hedge the variable cash flows associated with forecasted borrowings expected to be made under the Repurchase Agreement. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2010 the Company recorded no hedge ineffectiveness in earnings.
Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next twelve months, the Company estimates that an additional $1.8 million will be reclassified as an increase to interest expense. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 34 months.
As of March 31, 2010, the fair value of the swap was a liability of approximately $120,000 and was included in other liabilities on the Company’s balance sheet, with an offsetting loss recognized in AOCI.

Starwood Property Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2010 (unaudited)
8. Related-Party Transactions
The Company entered into a management agreement (the “Management Agreement”) with our Manager upon closing of our initial public offering, which provides for an initial term of three years with automatic one-year extensions thereafter unless terminated as described below. Under the Management Agreement, our Manager, subject to the oversight of our Board of Directors, is required to manage the day-to-day activities of the Company, for which the Manager receives a base management fee and is eligible for an incentive fee and stock awards. The Manager is also entitled to charge the Company for certain expenses incurred on behalf of the Company.
In accordance with the Management Agreement, the Company pays the Manager an annual base management fee calculated as 1.5% per annum of stockholders’ equity less adjustments for unrealized gains (losses) and other non-cash items affecting stockholders’ equity and less any common stock repurchased since inception. These fees are payable quarterly in arrears and adjustments shall be made at the end of each calendar year to reflect the actual management fees payable for the year. For the period ended March 31, 2010, approximately $3.4 million was incurred and payable to the Manager for base management fees.
The Manager is entitled to an incentive fee with respect to each calendar quarter based on annualized Core Earnings as defined below. The incentive fee is calculated as 20% of the excess of Core Earnings over 8% of the weighted average shares outstanding times the weighted average public offering issue price. Core Earnings is a non-GAAP measure defined as GAAP net income (loss) excluding non-cash equity compensation expense, the incentive fee, unrealized gains, losses, or other non-cash items. The incentive fee shall be payable one-half in common stock so long as the ownership of shares by the Manager does not exceed the 9.8% stock ownership limit set forth in the Company’s articles of incorporation. As of March 31, 2010, no incentive fee was earned by the Manager.
The Company is required to reimburse the Manager for operating expenses incurred by the Manager on behalf of the Company, including legal, accounting, due diligence, executive compensation and other services. The expense reimbursement is not subject to any dollar limitations but will be subject to review by the Company’s Board of Directors. For the period ended March 31, 2010, approximately $302,000 was incurred for executive compensation and other reimbursable expenses, of which approximately $141,000 was payable as of March 31, 2010. For the period ended December 31, 2009, approximately $163,000 was incurred for executive compensation and other reimbursable expenses, of which approximately $84,000 was payable as of December 31, 2009.
In connection with the initial public offering, the Company incurred an estimated $592,000 for services provided by parties related to affiliates of our Manager that were recorded as a reduction in additional paid-in capital. After the initial three-year term, the Company can terminate the Management Agreement without cause with an affirmative two-thirds vote by the Company’s independent directors and 180 days written notice to the Manager. Upon termination without cause, the Manager is due a termination fee equal to three times the sum of the average annual base management fee and incentive fee earned by the Manager over the preceding eight calendar quarters. No termination fee is payable if the Manager is terminated for cause, as defined in the Management Agreement, which can be done at anytime with 30 days written notice from the Company’s Board of Directors.
9. Stockholders’ Equity
Our authorized capital stock consists of 100,000,000 shares of preferred stock, $0.01 par value, and 500,000,000 shares of common stock, $0.01 par value.
The Company declared a dividend of $0.22 per share of common stock for the first quarter of 2010 on March 4, 2010. The dividend was paid on April 15, 2010, to common stockholders of record on March 31, 2010. The Company also declared a dividend of $0.10 per share of common stock for the quarter ending December 31, 2009, which dividend was paid on January 29, 2010 to common stockholders of record as of December 30, 2009.

Starwood Property Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2010 (unaudited)
Equity Incentive Plans
The Company has reserved 3,112,500 shares of common stock for issuance under the Equity Plan and Manager Equity Plan and an additional 100,000 shares of common stock for issuance under the Director Stock Plan. These plans provide for the issuance of restricted stock or restricted stock units. The holders of awards of restricted stock or restricted stock units will be entitled to receive dividends or “distribution equivalents,” which will be payable at such time dividends are paid on outstanding shares.
The Company granted each of its four independent directors 2,200 restricted shares, with a total fair value of approximately $175,000. The awards will vest ratably in three annual installments on each of the first, second, and third anniversaries of the grant, subject to the director’s continued service. As of March 31, 2010 and December 31, 2009, approximately $11,000 and $16,000 was included in general and administrative expense related to the grants, respectively.
In August 2009, the Company granted 1,037,500 restricted stock units with a fair value of approximately $20.8 million at the grant date to the Manager under the Manager Equity Plan. The award will vest ratably in quarterly installments over three years beginning on October 1, 2009. As of March 31, 2010 and December 31, 2009, 86,458 shares had vested as of each period and approximately $1.5 million and $2.4 million was included in management fees related to this grant, respectively.
The Company granted 5,000 restricted stock units with a fair value of $100,000 under the Equity Plan in August 2009. The award will vest ratably in quarterly installments over three years beginning on October 1, 2009. As of March 31, 2010 and December 31, 2009, 417 shares had vested as of each period and approximately $8,000 and $11,000 was included in general and administrative expense related to this grant, respectively.
Schedule of Non-Vested Share and Share Equivalents

	Restricted	Restricted	Restricted
	Stock Grants to	Stock Units	Stock Units
	Independent	Grants to	Grants to
	Directors	Employees	Manager	Total
January 1, 2010	8,800	4,583	951,042	964,425
Granted	2,200	—	—	2,200
Vested	—	(417)	(86,458)	(86,875)
Forfeited	(2,200)	—	—	(2,200)

March 31, 2010	8,800	4,166	864,584	877,550

Vesting Schedule

	Restricted	Restricted	Restricted
	Stock Grants to	Stock Units	Stock Units
	Independent	Grants to	Grants to
	Directors	Employees	Manager	Total
2010	2,933	1,251	259,374	263,558
2011	2,933	1,668	345,832	350,433
2012	2,115	1,247	259,378	262,740
2013	819	—	—	819

Total	8,800	4,166	864,584	877,550

Starwood Property Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2010 (unaudited)
10. Net Income per Share
Net income per share for the three months ended March 31, 2010, is computed as follows (amounts in thousands except share and per share):

Basic and Diluted:
Net income attributable to Starwood Property Trust, Inc.	$5,941
Weighted average number of shares of common stock outstanding	47,662,840
Basic net income per share of basic stock	$0.12
Weighted average number of shares of diluted stock outstanding	48,626,300
Diluted net income per share of diluted stock	$0.12
11. Fair Value of Financial Instruments
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
The following table presents the Company’s financial instruments carried at fair value on a recurring basis in the consolidated balance sheet as of March 31, 2010.

	As of March 31, 2010
	Total	Level I	Level II	Level III
Residential mortgage-backed securities	$34,030	$—	$34,030	$—
Marketable securities	1,673	1,673	—	—
Derivatives(1)	(120)	—	(120)	—

Total	$35,583	$1,673	$33,910	$—

(1)	Included in Other Liabilities

Starwood Property Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2010 (unaudited)
GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the financial statements, for which it is practical to estimate the value. In cases where quoted market prices are not available, fair values are based upon the estimation of discount rates to estimated future cash flows using market yields or other valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, fair values are not necessarily indicative of the amount the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.
Cash and cash equivalents, accrued interest and accounts payables are valued at their cost or carrying value due to the short term nature and are deemed low risk of material change. CMBS and RMBS securities are valued by reviewing broker quotes from dealers in those securities as well as other available market data sources. Original cost, discounted cash flows, credit and tenant review as well as other quantitative and qualitative factors are evaluated to determine the fair value of our loan portfolio.
The value of secured financing facilities are determined based on projected future discounted cash flows, current market values of interest rates, assessment of the yield curve environment and credit analysis of our counterparty.
The following table presents the fair value of all of the Company’s financial instruments not carried at fair value on the consolidated balance sheet as of March 31, 2010.

	Carry	Fair
	Value as of	Value as of
	March 31, 2010	March 31, 2010
Financial Assets:
CMBS	$248,599	$251,053
Loans	$734,160	$773,470
Financial Liabilities:
Secured financing	$196,350	$196,677

	Carry	Fair
	Value as of	Value as of
	December 31, 2009	December 31, 2009
Financial Assets:
CMBS	$245,896	$249,457
Loans	$214,521	$215,575
Financial Liabilities:
Secured financing	$171,394	$170,868
12. Commitments and Contingencies
In connection with the Company’s initial public offering, the Company is required to pay $27.2 million of underwriters’ fees if Core Earnings exceed an 8% performance hurdle rate over four consecutive quarters as defined in the purchase agreement. Based on the Company’s original and current business plan, it expects to achieve this level of earnings. Therefore, the Company recorded a deferred liability and an offsetting reduction in additional paid-in capital for the full $27.2 million.
Management is not aware of any other contractual obligations, legal proceedings, or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on the Company’s financial statements.

Starwood Property Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2010 (unaudited)
13. Quarterly Financial Data
Summarized unaudited consolidated quarterly information for the period from December 31, 2009 through March 31, 2010 is provided below (amounts in thousands except share and per share):

	Quarter Ended
	March 31,	December 31,
	2010	2009
Revenues	$14,641	$7,162
Income (Loss) attributable to Starwood Property Trust, Inc.	$5,941	$(1,098)
Income (Loss) per share of common stock — basic	$0.12	$(0.02)
Income (Loss) per share of common stock — diluted	$0.12	$(0.02)
14. Subsequent Events
On May 6, 2010, the Company’s board of directors declared a dividend of $0.25 per common share for the second quarter of 2010, which is payable July 15, 2010 to common stockholders of record on June 30, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Description and Analysis of Financial Condition and Results of Operations should be read in conjunction with the information included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Overview
Starwood Property Trust, Inc. (together with its subsidiaries, the “Company”) is a Maryland corporation that commenced operations on August 17, 2009 upon completion of our initial public offering. We are focused on originating, investing in, and financing and managing commercial mortgage loans and other commercial real estate debt investments, CMBS, and other commercial real estate-related debt investments. We also invest in residential mortgage loans and RMBS. We collectively refer to commercial mortgage loans, other commercial real estate debt investments, CMBS, other commercial real estate-related debt investments, residential mortgage loans, and RMBS as our target assets.
The Company is organized as a holding company that conducts its business primarily through three wholly-owned subsidiaries, SPT Real Estate Sub I, LLC, SPT TALF Sub I, LLC, and SPT Operations, LLC. The Company has formed joint ventures (the “Joint Ventures”) with Starwood Hospitality Fund II and Starwood Opportunity Fund VIII in accordance with the co-investment and allocation agreement with SPT Management, LLC (our “Manager”). Each Joint Venture is owned 75% by the Company and is consolidated into the Company’s consolidated financial statements. As of March 31, 2010, the only assets held by the Joint Ventures were a net $31.3 million investment in AAA rated A2 CMBS financed through the Term Asset-Backed Securities Loan Facility (“TALF”) and a net $10.5 million investment in a loan acquisition for a first mortgage in Avon, Colorado.
Since the closing of our initial public offering in August 2009, we have focused on opportunities that exist in the U.S. commercial mortgage loan, commercial real estate debt, and CMBS and RMBS markets. As market conditions change over time, we may adjust our strategy to take advantage of changes in interest rates and credit spreads as well as economic and credit conditions. We believe that the diversification of our portfolio of assets, our expertise among the target asset classes, and the flexibility of our strategy will position us to generate attractive risk-adjusted returns for our stockholders in a variety of assets and market conditions.
Recent Developments for the Three Months Ended March 31, 2010
As of March 31, 2010, we had entered into agreements or consummated transactions representing net investments or commitments to invest approximately $1,026.2 million.
•
In January 2010, we formed SPT Operations, LLC, a taxable REIT subsidiary, which invested $6.0 million in February 2010 in a non-controlling interest in a venture formed to acquire assets of a commercial real estate and CMBS servicing business. We also invested $2.1 million in single-borrower CMBS secured by hotel assets.

•
In February 2010, we acquired a $502.9 million portfolio of performing commercial mortgages from TIAA-CREF for approximately $509.9 million, plus accrued interest. The fixed-rate portfolio consists of 18 senior first mortgage A-notes and 2 junior first mortgage B-Notes with a weighted average coupon of 7.75% and secured by retail and office assets totaling 4.5 million square feet across 10 states.

•
In February 2010, we engaged an investment advisory firm with RMBS expertise to invest up to $25 million in short-term RMBS securities on a discretionary basis. In March 2010, the Company engaged the investment advisory firm to invest another $25 million in short-term RMBS securities, for a total of $50 million, on a discretionary basis. The trades are settled directly into a segregated brokerage account in the Company’s name. As of March 31, 2010, approximately $35.9 million in RMBS securities had been acquired.

•
In March 2010, we acquired a $12.5 million performing commercial mortgage on a shopping center in Avon, Colorado for $10.2 million. The shopping center consists of four buildings containing 53,818 square feet of big box anchor space, 62,577 square feet of retail and restaurant space, and 22,042 square feet of office space. The loan pays a coupon of 1 month LIBOR plus a spread of 1.75%. Additionally, we acquired $1.7 million of marketable securities.

Recent Developments for the Three Months Ended December 31, 2009
As of December 31, 2009, we had entered into agreements or consummated transactions representing net investments or commitments to invest approximately $460.4 million.
•
We invested $214.5 million in fixed rate commercial mortgage loans, including a $109 million portfolio of loans on seven industrial properties in the Southeast region of the United States, a $16 million loan on a retail center in Orland Park, IL, an $18 million loan on a hotel in Laguna Beach, CA, and a $74 million loan on a portfolio of 17 extended stay hotels located in the Southeast and Mid-Atlantic regions of the United States.

•
We invested $202.6 million in AAA-rated CMBS securities and obtained approximately $171.6 million of five-year term financing from the TALF in connection with the investment. Our pro rata share of the $31.1 million equity investment was approximately $23.3 million, which represents a 75% ownership interest.

•	We invested $43.3 million in single-borrower CMBS secured by hotel assets.
The following table sets forth certain information regarding the investments described above as of March 31, 2010:

	Property	Carry	Face	%		Net
Investment	Type	Value	Amount	Owned	Financing	Investment	Rating	Vintage
Loans, first mortgages	Assorted	$588,797	$614,068	99%*	$22,368	$566,429	N/A	2005-2009
Loans, subordinated debt	Assorted	145,363	154,543	100%	2,632	142,731	N/A	1999-2005
Multi-Asset CMBS	Assorted	202,676	202,699	75%	171,350	31,326	AAA	2006-2007
Single Borrower CMBS	Hospitality	45,923	56,081	100%	—	45,923	B-	2001-2006
RMBS	Residential	34,030	36,245	100%	—	34,030	BBB-	2004-2007
Other Investments	Assorted	7,673	7,673	100%	—	7,673	N/A	N/A

		$1,024,462	$1,071,309		$196,350	$828,112

*	One loan with a $10.5 million book value is owned through a consolidated 75% owned joint venture.

Our loan and mortgage backed securities portfolio at March 31, 2010 is diversified by property type and US geographic region as follows:

Collateral	As of March 31,	As of December 31,	Geographic	As of March 31,	As of December 31,
Property Type	2010	2009	Location	2010	2009
Hospitality	15.1%	32.7%	Northeast	6.9%	14.1%
Industrial	12.0%	26.5%	Mid-Atlantic	15.7%	14.8%
Office	31.5%	18.0%	Southeast	20.5%	35.9%
Retail	35.2%	16.2%	Southwest	8.7%	5.3%
Multifamily	5.6%	5.1%	Midwest	25.4%	8.7%
Other	0.5%	1.2%	West	20.9%	17.2%
Mixed Use	0.1%	0.3%	Other	1.9%	4.0%

	100.0%	100.0%		100.0%	100.0%

Distributions to Stockholders
On March 4, 2010, we declared a dividend of $0.22 per common share for the period ending March 31, 2010, which was paid on April 15, 2010 to common stockholders of record as of March 31, 2010. We also declared a dividend of $0.10 per common share for the quarter ending December 31, 2009, which dividend was paid on January 29, 2010 to common stockholders of record as of December 30, 2009.
Critical Accounting Policies and Use of Estimates
Refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2009 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations Critical Accounting policies” for full discussion of our critical accounting policies.
Recent Accounting Pronouncements
Amendments to Variable Interest Entity Accounting. In June 2009, the FASB issued a statement which amends the consolidation guidance applicable to variable interest entities (“VIEs”). The amendments will significantly effect the overall consolidation analysis. It changes the way a primary beneficiary is determined in a VIE and how entities account for securitizations and special purpose entities as a result of the elimination of the qualified special purpose entity concept. This statement was effective on January 1, 2010 and the adoption of this statement did not have a material effect on our consolidated financial statements.
Results of Operations
We began our principal operations on August 17, 2009. We are currently in the process of investing the proceeds of our initial public offering and private placement transactions, as well as credit available under the our Master Repurchase and Securities Contract with Wells Fargo Bank, National Association (the “Repurchase Agreement”), and as of March 31, 2010 had invested approximately $1,026.2 million of such proceeds. Results for the initial period of our operations are not indicative of the results we expect when our investment strategy has been fully implemented.
Net income attributable to Starwood Property Trust for the period January 1, 2010 through March 31, 2010 was approximately $5.9 million or $0.12 per weighted average share of common stock (basic and diluted). We earned investment income of approximately $14.0 million and incurred approximately $1.6 million in interest expense, for net investment income of approximately $12.4 million, of which approximately $0.3 million was not attributable to common stockholders. In addition, we earned approximately $0.6 million in interest income on cash balances.
For the period January 1, 2010 through March 31, 2010, our non-investment expenses totaled $6.7 million and consisted of $3.4 million of base management fees payable to our Manager, $1.5 million of non-cash stock-based expense related to the amortization of grants issued to our Manager upon completion of our initial public offering, and $1.8 million of other general and administrative expenses. The other general and administrative expense includes insurance, professional fees, officer compensation costs, and general overhead costs for the Company. There was no incentive management fee incurred for the period.

Cash Flows
Cash and cash equivalents were $108.0 million as of March 31, 2010, down from $645.1 million as of December 31, 2009. The $537.1 million decrease was primarily attributable to investment activity during the three months ended March 31, 2010 of $561.9 million. Financing activities provided cash of $21.2 million and operating activities provided cash of $3.6 million during the period from January 1, 2010 through March 31, 2010.
Net cash provided by operating activities for the period from January 1, 2010 through March 31, 2010 were approximately $3.6 million, including approximately $0.3 million of operating income attributable to noncontrolling interests. The net income for the same period was $6.3 million. Non-cash charges for stock-based compensation, amortization of deferred loan fees and discounts, amortization of deferred financing costs and amortization of net discount on MBS contributed $0.4 million. The net change in operating assets and liabilities decreased cash flows by $3.0 million and consisted of a $2.0 million decrease in accounts payable, accrued expenses and other liabilities and a decrease in interest receivables and other assets of $1.0 million.
Net cash used in investing activities for the three months ended March 31, 2010 totaled $561.9 million and related primarily to the acquisition of new loans of $521.3 million, new MBS of $35.9 million, other investments of $6.0 million and purchased interest of $2.6 million offset by principal repayments on loans and MBS of $2.2 million and $1.7 million, respectively.
Net cash provided by financing activities related primarily to the approximately $25.0 million of net proceeds from the initial drawdown of the Repurchase Agreement. In addition, net contributions from joint venture partners were approximately $2.3 million offset by the payment of dividends of $5.4 million and deferred financing costs of $0.7 million.
Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders, and other general business needs. We will use significant cash to purchase our target assets, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations. Our primary sources of cash currently consist of payments of principal and interest we receive on our portfolio of assets, cash generated from our operations and financing arrangements such as the Wells Fargo Repurchase Agreement.
We may, subject to maintaining our qualification as a REIT and our exemption under the Investment Company Act of 1940, as amended, also attempt to secure additional bank credit facilities (including term loans and revolving facilities), if available, to finance our assets and provide a funding source for future investments. We also expect to continue to invest in a number of our assets through co-investments with other investment vehicles managed by affiliates of our Manager and/or other third parties, which may allow us to pool capital to access larger transactions and diversify investment exposure.
As of March 31, 2010, we had cash and cash equivalents of $108.0 million, including $0.8 million related to borrower reserve funds maintained in an unrestricted account, as compared to $645.1 million of cash and cash equivalents as of December 31, 2009. In January 2010, we invested another $2.1 million in single-borrower CMBS secured by hotel assets. In February 2010, we acquired $7.8 million of RMBS, a portfolio of 20 loans for $509.9 million, and invested $6.0 million in an unconsolidated venture to acquire minority interest in a real estate service company. In March 2010 we acquired an additional $26.0 million of RMBS and $10.2 million first mortgage on a shopping center. In addition, we have drawn $25.0 million under the Repurchase Agreement and have an undrawn balance of approximately $255.0 million as of March 31, 2010.
We expect the cash flows from our current investments to be sufficient to satisfy our liquidity needs for the next twelve months with respect to our current investment portfolio, operating expenses, and REIT distribution requirements. However, we anticipate needing additional sources of liquidity, in addition to cash on hand, to repay amounts due under our financing arrangements and acquire additional target assets over the next twelve months. Additional sources of liquidity we may use in the future include (i) repurchase agreements (ii) private financing such as warehouse and bank credit facilities, (iii) securitizations, and (iv) public offerings of our equity or debt securities.

Repurchase Agreements
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
On March 31, 2010, the Company entered into the Repurchase Agreement with Wells Fargo. The Repurchase Agreement provides for advances of up to $280 million based on an average advance rate of 70% of the approximately $400 million loan pool securing the Facility. Advances under the Repurchase Agreement accrue interest at LIBOR plus 3.0% and mature on May 13, 2013.
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
Contractual Obligations and Commitments
Contractual obligations as of March 31, 2010 are as follows (amounts in thousands):

		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Secured financings, including interest payable	$209,432	$7,583	$201,849	$—	$—
Deferred underwriting fees	27,195	—	27,195	—	—

Total	$236,627	$7,583	$229,044	$—	$—

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
One half of each quarterly installment of the incentive fee will be payable in shares of our common stock so long as the ownership of such additional number of shares by our Manager would not violate the 9.8% stock ownership limit set forth in our articles of incorporation, after giving effect to any waiver from such limit that our Board of Directors may grant to our Manager in the future. The remainder of the incentive fee will be payable in cash. The number of shares to be issued to our Manager will be equal to the dollar amount of the portion of the quarterly installment of the incentive fee payable in shares divided by the average of the closing prices of our common stock on the NYSE for the five trading days prior to the date on which such quarterly installment is paid.
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
Off-Balance Sheet Arrangements
As of March 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2010, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities.

Dividends
On March 4, 2010, we declared a dividend of $0.22 per common share for the period ending March 31, 2010, which was paid on April 15, 2010 to common stockholders of record as of March 31, 2010.
Non-GAAP Financial Measures
Core Earnings is a non-GAAP financial measure. We calculate Core Earnings as our GAAP net income (loss) less non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that we foreclose on any properties underlying our target assets), any unrealized gains, losses or other non-cash items recorded in net income for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges as determined by our Manager and approved by a majority of our independent directors.
We believe that Core Earnings provide an additional measure of our core operating performance by eliminating the impact of certain non-cash expenses and facilitating a comparison of our financial results to those of other comparable REITs with fewer or no non-cash charges and comparison of our own operating results from period to period. The Company uses Core Earnings in this way, and also uses Core Earnings to compute the incentive fee due under the management agreement. The Company believes that its investors also use Core Earnings to evaluate and compare the performance of the Company and its peers, and as such, the Company believes that the disclosure of Core Earnings is useful to (and expected by) its investors.
However, we caution that Core Earnings do not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), or an indication of our cash flow from operating activities (determined in accordance with GAAP), a measure of our liquidity, or an indication of funds available to fund our cash needs, including our ability to make cash distributions. In addition, our methodology for calculating Core Earnings may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and accordingly, our reported Core Earnings may not be comparable to the Core Earnings reported by other REITs.
Our Core Earnings for the period January 1, 2010 through March 31, 2010 were approximately $7.5 million or $0.15 per weighted average share. The table below provides a reconciliation of our net income to Core Earnings for this period:
March 31, 2010 Reconciliation of Net Income to Core Earnings

	Amounts	Per Share
Net income attributable to Starwood Property Trust, Inc.	$5,941	$0.12
Add back for non-cash stock-based compensation	1,560	0.03

Core Earnings	$7,501	$0.15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
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
Credit Risk
We are subject to varying degrees of credit risk in connection with our assets. We have exposure to credit risk on the mortgage assets and underlying mortgage loans in our non-Agency RMBS and CMBS portfolios as well as other assets. Our Manager seeks to manage credit risk by performing deep credit fundamental analysis of potential assets. Credit risk will also be addressed through our Manager’s on-going surveillance, and investments will be monitored for variance from expected prepayments, defaults, severities, losses and cash flow on a monthly basis.

Our investment guidelines do not limit the amount of our equity that may be invested in any type of our target assets; however, not more than 25% of our equity may be invested in any individual asset without the consent of a majority of our independent directors. Our investment decisions will depend on prevailing market conditions and may change over time in response to opportunities available in different interest rate, economic and credit environments. As a result, we cannot predict the percentage of our equity that will be invested in any of our target assets at any given time.
At March 31, 2010, the S&P ratings of our CMBS portfolio were as follows:

S&P Rating	Carry Value	Percentage
AAA	$202,676	81.5%
BB	10,852	4.4%
B+	9,045	3.6%
B-	11,625	4.7%
CCC+	3,747	1.5%
CCC-	10,654	4.3%

	$248,599	100.0%

At December 31, 2009, the S&P ratings of our CMBS portfolio were as follows:

S&P Rating	Carry Value	Percentage
AAA	$202,646	82.4%
A	1,384	0.6%
BBB	8,917	3.6%
BBB-	9,355	3.8%
BB+	12,680	5.2%
BB	10,914	4.4%

	$245,896	100.0%

At March 31, 2010, the S&P ratings of our RMBS portfolio were as follows:

S&P Rating	Carry Value	Percentage
AAA	$5,455	16.0%
AA+	1,218	3.6%
AA-	2,895	8.5%
A	3,833	11.3%
A-	1,610	4.7%
BBB	6,017	17.7%
BBB-	158	0.5%
BB+	317	0.9%
BB-	1,784	5.2%
B+	5,159	15.2%
B-	921	2.7%
CCC	2,100	6.2%
D	2,563	7.5%

	$34,030	100.0%

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
At March 31, 2010, approximately $57.7 million, or 5.7%, of our investments were LIBOR based variable rate loans. The majority of our investments were secured by pools of fixed-rate loans and all were classified as held-to-maturity investments. In addition, our TALF financing was non-recourse fixed-rate debt. As of March 31, 2010, a hypothetical 100 basis point increase in interest rates applied to our variable rate assets would increase our annual interest income by approximately $0.6 million. Similarly, a hypothetical 100 bps decrease in interest rates would decrease our annual interest income by the same amount.

Item 4T.	Controls and Procedures.
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
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II— OTHER INFORMATION

Item 1.	Legal Proceedings.
Currently, no legal proceedings are pending, threatened, or to our knowledge, contemplated against us.

Item 1A.	Risk Factors.
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed on March 8, 2010 with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Reserved

Item 5.	Other Information.
None.

Item 6.	Exhibits.

(a)	Exhibits:

10.1
Loan Purchase and Sale Agreement, dated February 16, 2010, among Starwood Property Mortgage Sub-1, L.L.C., Teachers Insurance and Annuity Association of America and Chicago Title Insurance Company, as escrow agent

10.2	Master Repurchase and Securities Contract, dated March 31, 2010, between Starwood Property Mortgage Sub-1, L.L.C. and Wells Fargo Bank, National Association

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Starwood Property Trust, Inc.
Date: May 10, 2010	By:	/s/ Barry S. Sternlicht
Barry S. Sternlicht
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Barbara J. Anderson
Barbara J. Anderson
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1
Loan Purchase and Sale Agreement, dated February 16, 2010, among Starwood Property Mortgage Sub-1, L.L.C., Teachers Insurance and Annuity Association of America and Chicago Title Insurance Company, as escrow agent

10.2	Master Repurchase and Securities Contract, dated March 31, 2010, between Starwood Property Mortgage Sub-1, L.L.C. and Wells Fargo Bank, National Association

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002