Form 10-Q
period 2010-06-30
STARWOOD PROPERTY TRUST, INC.
filed 2010-08-09
CIK 1465128

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-34436

Starwood Property Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	27-0247747 (I.R.S. Employer Identification No.)
591 West Putnam Avenue Greenwich, Connecticut (Address of principal executive offices)	06830 (Zip Code)

Registrant's telephone number, including area code:
 (203) 422-8100

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer, large accelerated filer, and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The number of shares of the issuer's common stock, $0.01 par value, outstanding as of August 5, 2010, was 47,583,800.

Special Note Regarding Forward Looking Statements

        This Quarterly Report on Form 10-Q contains certain forward-looking statements, including without limitation, statements concerning our operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are developed by combining currently available information with our beliefs and assumptions and are generally identified by the words "believe," "expect," "anticipate" and other similar expressions. Forward-looking statements do not guarantee future performance, which may be materially different from that expressed in, or implied by, any such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

        These forward-looking statements are based largely on our current beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors that may cause actual results to vary from our forward-looking statements include, but are not limited to:

  •
  factors described in our Annual Report on Form 10-K for the year ended December 31, 2009, including those set forth under the caption "Risk Factors";

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

 PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands, except share and per share data)

	June 30, 2010	December 31, 2009
Assets:
Cash and cash equivalents	$210,469	$645,129
Loans held for investment, net	865,373	214,521
Mortgage backed securities, held-to-maturity	247,962	245,896
Mortgage backed securities, available-for-sale	69,538	—
Other investments	8,480	—
Accrued interest receivable	7,181	2,180
Other assets	1,722	1,060

Total Assets	$1,410,725	$1,108,786

Liabilities and Stockholders' Equity
Liabilities:
Payable for unsettled securities purchased	$11,685	$—
Accounts payable and accrued expenses	2,005	1,034
Related-party payable	3,941	3,546
Dividends payable	12,157	5,349
Derivative liabilities	5,016	—
Secured financing agreements	449,548	171,394
Deferred offering costs	27,195	27,195
Other liabilities	5,383	4,233

Total Liabilities	516,930	212,751
Commitments and contingencies (Note 12)	—	—
Equity:
Starwood Property Trust, Inc. Stockholders' Equity:
Preferred stock, $0.01 par value per share 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 47,583,800 shares issued and outstanding	476	476
Additional paid-in capital	898,763	895,857
Accumulated other comprehensive loss	(1,943)	—
Accumulated deficit	(14,430)	(8,366)

Total Starwood Property Trust, Inc. Stockholders' Equity	882,866	887,967
Non-controlling interests in consolidated subsidiaries	10,929	8,068

Total Equity	893,795	896,035

Total Liabilities and Stockholders' Equity	$1,410,725	$1,108,786

See notes to condensed consolidated financial statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations

(Unaudited, amounts in thousands, except share and per share data)

	For the Three-Month Period Ended June 30, 2010	For the Six-Month Period Ended June 30, 2010
Net interest margin:
Interest income from mortgage-backed securities	$4,703	$9,034
Interest income from loans	16,627	26,326
Interest expense	(3,352)	(4,984)

Net interest margin	17,978	30,376
Expenses:
Management fees (including $1,327 and $2,869 of non-cash stock-based compensation)	4,792	9,762
General and administrative (including $19 and $37 of non-cash stock based compensation)	1,665	3,444

Total expenses	6,457	13,206

Income before other income (expense) and taxes	11,521	17,170
Interest income from cash balances	229	840
Loss on sale of available-for-sale securities	(2)	(2)
Unrealized loss on currency hedges	(3,694)	(3,694)
Unrealized foreign currency remeasurement gain	3,396	3,396

Income before taxes	11,450	17,710
Income tax provision	40	40

Net income	11,410	17,670
Net income attributable to non-controlling interests	561	880

Net income attributable to Starwood Property Trust, Inc.	$10,849	$16,790

Net income per share of common stock:
Basic	$0.23	$0.35

Diluted	$0.22	$0.35

Weighted average number of shares of common stock outstanding:
Basic	47,749,705	47,706,032

Diluted	48,626,300	48,626,300

See notes to condensed consolidated financial statements

Starwood Property Trust, Inc. and Subsidiaries
Consolidated Statement of Equity
(Unaudited, amounts in thousands, except share and per share data)

						Total Starwood Property Trust, Inc. Stockholders' Equity
	Common Stock
					Accumulated Other Comprehensive Income(Loss)
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit			Non-controlling interests	Total Equity
Balance at August 17, 2009 (Commencement of Operations)	100	$—	$1	$—	$—	$1	$—	$1
Proceeds from public offering of common stock	46,575,000	466	931,034			931,500		931,500
Underwriting and offering costs			(57,588)			(57,588)		(57,588)
Proceeds from private placement	1,000,000	10	19,990			20,000		20,000
Cancellation of shares	(100)		(1)			(1)		(1)
Stock-based compensation	8,800		2,421			2,421		2,421
Net loss				(3,017)		(3,017)	437	(2,580)
Dividends declared, $0.11 per share				(5,349)		(5,349)		(5,349)
Contribution from non-controlling interests							50,855	50,855
Distribution to non-controlling interests							(43,224)	(43,224)

Balance at December 31, 2009	47,583,800	$476	$895,857	$(8,366)	$—	$887,967	$8,068	$896,035

Stock-based compensation			2,906			2,906		2,906
Net income				16,790		16,790	880	17,670
Dividends declared, $0.47 per share				(22,854)		(22,854)		(22,854)
Other comprehensive loss, net					(1,943)	(1,943)		(1,943)
Contribution from non-controlling interests						—	2,579	2,579
Distribution to non-controlling interests						—	(598)	(598)

Balance at June 30, 2010	47,583,800	$476	$898,763	$(14,430)	$(1,943)	$882,866	$10,929	$893,795

See notes to condensed consolidated financial statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, amounts in thousands)

	For the Three-Month Period Ended June 30, 2010	For the Six-Month Period Ended June 30, 2010
Net income	$11,410	$17,670
Other comprehensive loss
Change in fair value of interest rate hedge	(1,202)	(1,322)
Change in fair value of available-for-sale securities	(294)	(621)

Total other comprehensive loss	(1,496)	(1,943)

Comprehensive income	$9,914	$15,727

See notes to condensed consolidated financial statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited, amounts in thousands)

Six Months Ended June 30, 2010
Cash Flows from Operating Activities:
Net Income	$17,670
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	120
Amortization of net discount on mortgage backed securities (MBS)	(1,792)
Amortization of net deferred loan fees and discounts	(883)
Stock-based compensation	2,906
Loss on sale of available-for-sale securities	(2)
Unrealized losses on currency hedges	3,694
Unrealized remeasurement gain	(3,396)
Changes in operating assets and liabilities:
Related-party payable	395
Accrued interest receivable, less purchased interest	(2,352)
Other assets	559
Accounts payable and accrued expenses	971
Other liabilities	1,150

Net cash provided by operating activities	19,040
Cash Flows from Investing Activities:
Investment in mortgage-backed securities	(77,402)
Proceeds from sales of mortgage-backed securities	7,357
Mortgage-backed securities investment repayments	11,842
Investment in loans	(652,871)
Loan investment repayments	6,289
Purchased interest on investments, net	(2,640)
Investments in other investments	(9,023)

Net cash used in investing activities	(716,448)
Cash Flows from Financing Activities:
Borrowings of secured financing arrangements	278,960
Principal repayments on borrowings	(806)
Payment of deferred financing costs	(1,341)
Payment of dividends	(16,046)
Contribution from non-controlling interests	2,579
Distribution to non-controlling interests	(598)

Net cash provided by financing activities	262,748
Net decrease in cash and cash equivalents	(434,660)
Cash and cash equivalents, beginning of period	645,129

Cash and cash equivalents, end of period	$210,469

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,207
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared, not yet paid	$12,157
Unsettled securities purchased	$11,685

See notes to condensed consolidated financial statements

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2010 (unaudited)

1. Business and Organization

        Starwood Property Trust, Inc. (together with its subsidiaries, the "Company") is a Maryland corporation that commenced operations on August 17, 2009 upon the completion of its initial public offering. The Company is focused primarily on originating, investing in, financing and managing commercial mortgage loans and other commercial real estate debt investments. The Company also invests in residential mortgage-backed securities and residential mortgage loans. The Company is externally managed and advised by SPT Management, LLC (the "Manager").

        The Company is organized and conducts its operations to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). As such, the Company will generally not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its taxable income to its stockholders by prescribed dates and complies with various other requirements.

        The Company is organized as a holding company that conducts its business primarily through three wholly-owned subsidiaries, SPT Real Estate Sub I, LLC, SPT TALF Sub I, LLC, and SPT Operations, LLC. The Company has formed joint ventures (the "Joint Ventures") with Starwood Hospitality Fund II ("Hotel II") and Starwood Opportunity Fund VIII ("SOF VIII") in accordance with the co-investment and allocation agreement with the Manager. These Joint Ventures are owned 75% (and controlled) by the Company and are therefore consolidated into the Company's consolidated financial statements.

2. Summary of Significant Accounting Policies

Basis of Accounting and Principles of Consolidation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") and include our accounts and those of our consolidated subsidiaries. All significant intercompany amounts have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared under GAAP have been condensed or omitted pursuant to the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation of the Company's financial position, results of operations, comprehensive income, and cash flows have been made. The preparation of financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

        These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission ("SEC"). The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results for the full year.

        A non-controlling interest in a consolidated subsidiary is defined as "the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent". Non-controlling interests are required to be presented as a separate component of equity in the consolidated balance sheet. In

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2010 (unaudited)

2. Summary of Significant Accounting Policies (Continued)

addition, the presentation of net income must attribute earnings to controlling and non-controlling interests.

        The Company uses plain English when describing or referencing accounting standards in the notes to the financial statements. As a result, there may be no reference to particular accounting standards by name, standard number, or ASC reference number.

Recent Accounting Pronouncements

        Amendments to Variable Interest Entity Accounting:    In June 2009, the FASB issued a statement which amends the consolidation guidance applicable to variable interest entities ("VIEs"). The amendments change the way a VIE's primary beneficiary is determined and how entities account for securitizations and special purpose entities as a result of the elimination of the qualified special purpose entity concept. The adoption of this statement on January 1, 2010 did not have a material effect on the Company's consolidated financial statements.

Segment Reporting

        The Company is a REIT focused on originating and acquiring real estate related debt investments and currently operates in one reportable segment.

Debt Securities

        GAAP requires that at the time of purchase, the Company designate debt securities as held-to-maturity, available-for-sale, or trading depending on its intent and ability to hold such securities to maturity. Held-to-maturity investments are stated at cost plus any premiums or discounts, which are amortized through the consolidated statements of income using the effective interest method. Securities that the Company does not hold for the purpose of selling in the near-term, but may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses recorded as a component of accumulated other comprehensive loss in stockholders' equity. As of June 30, 2010, $248.0 million of the Company's commercial mortgage backed securities ("CMBS") were designated as held-to-maturity, and $11.4 million, along with all the Company's residential mortgage backed securities ("RMBS"), were designated as available for sale.

        The Company evaluates securities for other-than-temporary impairment ("OTTI") at least quarterly. Securities are considered to be other-than-temporarily impaired when the estimated fair value of a security is less than amortized cost and (i) we intend to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovery, or (iii) we do not expect to recover the entire amortized cost basis of the security. The evaluation of a security's estimated cash flows includes the following, as applicable: (1) review of the credit of the issuer or the borrower, (2) review of the credit rating of the security, (3) review of the key terms of the security, (4) review of the performance of the loan or underlying loans, including debt service coverage and loan-to-value ratios, (5) analysis of the value of the collateral for the loan or underlying loans, (6) analysis of the effect of local, industry, and broader economic factors, and (7) analysis of historical and anticipated trends in defaults and loss severities for similar securities. If an OTTI has occurred, the carrying value of the security will be reduced to fair value, with the unrealized losses being charged against earnings

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2010 (unaudited)

2. Summary of Significant Accounting Policies (Continued)

as a loss on the consolidated statements of operations. For securities held to maturity, only the credit component of the unrealized loss will be charged against earnings and the component of the loss related to factors other than credit will be recognized in other comprehensive income ("OCI").

Loans Held for Investment

        The Company purchases and originates commercial real estate debt and related instruments (collectively, "Loans") generally to be held to maturity. Loans that are held for investment are carried at cost, net of unamortized loan fees, acquisition premiums or discounts, and other related costs, unless the loans are deemed impaired. Interest income is recognized using the effective interest method. Net deferred loan fees and origination and acquisition costs are recognized in interest income over the loan term as a yield adjustment. Loans that the Company plans to sell or liquidate in the near term will be held at the lower of cost or fair value. As of June 30, 2010, all of the Company's Loans were designated as held for investment.

        The Company must periodically evaluate each of its Loans for possible impairment. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the Loan. If a Loan were determined to be impaired, we would record an allowance to reduce the carrying amount of the Loan to its estimated fair value through a charge to the provision for loan losses. Impairment on these Loans is measured by comparing a valuation based on discounted cash flows to the carrying value of the respective Loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plans, loan sponsorship, actions of other lenders and other factors deemed necessary by management. Actual losses, if any, could ultimately differ from these estimates.

Revenue Recognition

        Interest income is accrued based on the outstanding principal amount of the investment security or loan and the contractual terms. Discounts or premiums associated with the purchase of an investment security are amortized into interest income on an effective yield or "interest" method, based on expected cash flows through the expected maturity date of the security. Depending on the nature of the investment, changes to expected cash flows may result in a prospective change to yield or a retrospective change, which would include a catch up adjustment. Upon settlement of securities, the excess (or deficiency) of net proceeds over the net carrying value of such security or loan is recognized as a gain (or loss) in the period of settlement. Investment security transactions are recorded on the trade date.

Foreign Currency Transactions

        The Company's assets and liabilities denominated in foreign currencies are translated into U.S. dollars using foreign currency exchange rates at the end of the reporting period. Income and expenses are translated at the approximate weighted average exchange rates for each reporting period. At June 30, 2010, the functional currency of all investments denominated in foreign currencies was the U.S. Dollar. Accordingly, effects of translating the assets, liabilities and income of our foreign

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2010 (unaudited)

2. Summary of Significant Accounting Policies (Continued)

investments is included in unrealized foreign currency remeasurement gain in the statements of operations.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, single asset CMBS, loan investments and interest receivable. The Company may place cash investments in excess of insured amounts with high quality financial institutions. The Company performs an ongoing analysis of credit risk concentrations in its investment portfolio by evaluating exposure to various markets, underlying property types, contract terms, tenant mix and other credit metrics.

Derivative Instruments and Hedging Activities

        GAAP provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Further, the Company must provide qualitative disclosures that explain its objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

        As required by GAAP, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. In such cases, changes in the fair value of the derivatives are recorded in earnings.

Deferred Financing Costs

        Costs incurred in connection with secured financing are capitalized and amortized over the respective loan terms as a component of interest expense. As of June 30, 2010, the Company had approximately $1.5 million of capitalized financing costs, net of amortization. For the three and six

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2010 (unaudited)

2. Summary of Significant Accounting Policies (Continued)

months ended June 30, 2010, approximately $90,000 and $120,000, respectively, of amortization was included in interest expense on the statement of operations.

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

        The Company formed a taxable REIT subsidiary ("TRS") in 2010 that will be subject to federal and state income taxes as a domestic C corporation based upon its income. For the three and six month periods ended June 30, 2010, the Company's taxable REIT subsidiary recorded $40,000 of income tax expense.

3. Debt Securities

Mortgage-Backed Securities Held to Maturity

        The following table summarizes the weighted average coupon, rating and life of the Company's investments in CMBS accounted for at amortized cost based on the book values as of June 30, 2010 and December 31, 2009:

June 30, 2010	Carry Value	Par Value	Coupon(1)	Rating	Life (years)
Multi-Asset CMBS	$202,692	$202,699	5.64%	AAA	1.6
Single Borrower CMBS	45,270	54,873	5.27%	B-	4.6

	$247,962	$257,572

December 31, 2009	Carry Value	Par Value	Coupon(1)	Rating	Life (years)
Multi-Asset CMBS	$202,646	$202,699	5.70%	AAA	2.1
Single Borrower CMBS	43,250	53,712	5.40%	BB+	6.3

	$245,896	$256,411

(1)
Calculated using the June 30, 2010 and December 31, 2009 one month LIBOR rates of 0.3484% and 0.2309%, respectively, as applicable.

        The Company's investments in multi-asset CMBS were acquired through a joint venture in which the Company owns a 75% controlling interest and which the Company is required to consolidate under GAAP. The majority of loans backing the CMBS investments are fixed rate instruments. Approximately $12.6 million, or 5%, of the CMBS are variable rate and pay interest at LIBOR plus a weighted average spread of 1.30%.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2010 (unaudited)

3. Debt Securities (Continued)

Mortgage-Backed Securities Available-for-Sale

        The Company classified some CMBS and all RMBS investments as available for sale to allow it the flexibility of selling these securities before maturity. The RMBS and CMBS classified as available for sale are accounted for at fair value and are utilized by the Company as an alternative to its available cash that has not been deployed while the Company identifies appropriate investments. The table below summarizes the weighted average coupon, rating and life of the Company's investments in mortgage back securities available for sale as of June 30, 2010:

June 30, 2010	Cost	Fair Value Adj	Fair Value	Coupon	Rating	Life (Years)
RMBS	$58,146	$(52)	$58,094	0.44%	BB	0.88
CMBS	11,470	(26)	11,444	7.03%	BB+	0.94

	$69,616	$(78)	$69,538

        The fair value of all of the securities listed in the table above has been below their respective carrying amounts for less than 12 months.

        The Company has allocated $70 million to be invested in RMBS with expected durations on each of the individual securities of 15 months or less and less than 12 months in the aggregate. The Company has engaged a third party manager who specializes in RMBS to execute the purchase of RMBS. As of June 30, 2010, approximately $57.8 million, or 99.5%, of the RMBS are variable rate and pay interest at LIBOR plus a weighted average spread of 0.09%. The Company purchased all of the RMBS at a discount which will be accreted into income over the expected remaining life of the security, which in all cases is less than 15 months. The majority of the income from this strategy is earned from the amortization of these discounts.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2010 (unaudited)

4. Loans Held for Investment

        The Company's investments in mortgages and loans are accounted for at amortized cost. The following table summarizes the Company's investments in mortgages and loans as of June 30, 2010 and December 31, 2009.

June 30, 2010	Carry Value	Face Amount	Weighted Average Coupon	Weighted Average Life (years)
First Mortgages	$674,951	$710,476	8.0%	3.0
Subordinated Debt(1)	190,422	208,279	5.6%	2.8

Total Loans	$865,373	$918,755

(1)
Includes one GBP denominated loan with a face value of £62.9 million at the June 30, 2010 spot rate of $1.507

December 31, 2009	Carry Value	Face Amount	Weighted Average Coupon	Weighted Average Life (years)
First Mortgages	$182,829	$212,424	8.7%	7.2
Subordinated Debt	31,692	42,560	8.1%	12.6

Total Loans	$214,521	$254,984

        For the six months ended June 30, 2010, the Company originated and acquired loans held for investment as follows:

Beginning Balance	$214,521
Acquisitions/Origination	651,934
Additional fundings(1)	939
Principal repayments	(6,289)
Discount/premium amortization	883
Unrealized foreign currency remeasurement gain	3,385

Balance June 30, 2010	$865,373

(1)
Represents accrued interest income on loans whose terms do not require current payment of interest.

        All loans were paying in accordance with their terms as of June 30, 2010 and the asset management review process did not note any issues indicating impairment or requiring further evaluation. Therefore, no allowance for loan losses was deemed necessary as of June 30, 2010.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2010 (unaudited)

5. Other Investments

        In January 2010, the Company committed $6.3 million to acquire a 5.6% interest in a venture formed to acquire assets of a commercial real estate debt management and servicing business primarily for an opportunity to participate in debt opportunities arising from the venture's special servicing business (the "Participation Right"). In May 2010, the Company made an additional $3.4 million commitment to the venture to maintain at least a 5% ownership and its corresponding Participation Right. Because the Company does not have control or significant influence over the venture, the investment is accounted for under the cost method. As of June 30, 2010, the Company had funded $6.0 million of its commitment. A member of the Company's board of directors has a $50,000 investment in the same venture.

        In March and April of 2010, the Company purchased a total of $3.0 million of publicly traded equity securities that are classified as available for sale and carried at fair value with changes in fair value recorded to other comprehensive loss. As of June 30, 2010, these marketable securities have an unrealized loss of $0.5 million.

6. Secured Financing Agreements

        On August 28, 2009 and September 25, 2009, the Company entered into multiple Federal Reserve Bank of New York Term Asset-backed securities Loan Facilities ("TALF") through a joint venture with SOF VIII. The TALF loans are non-recourse, bear a fixed interest rate and mature five years from the loan closing dates. The loans are collateralized by the Company's Multi-Asset CMBS investments, which are held in a Master TALF Collateral Account and are under the control of the lender until the loan is satisfied.

June 30, 2010	Debt Carry Value	Collateral Carry Value
August 28, 2009, TALF loans, fixed rate 3.872%, mature August 2014	$54,942	$64,884
September 25, 2009, TALF loans, fixed rate 3.796%, mature September 2014	116,364	137,808

Total	$171,306	$202,692

December 31, 2009	Debt Carry Value	Collateral Carry Value
August 28, 2009, TALF loans, fixed rate 3.872%, mature August 2014	$55,030	$64,898
September 25, 2009, TALF loans, fixed rate 3.796%, mature September 2014	116,364	137,748

Total	$171,394	$202,646

        Principal repayments are due on the TALF financing when principal is collected on the underlying CMBS securities, which principal can be paid off earlier or later than expected based on certain market factors including asset sales or loan defaults. As of June 30, 2010, the Company had no anticipation of early principal repayments or loan defaults of the underlying CMBS.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2010 (unaudited)

6. Secured Financing Agreements (Continued)

        On March 31, 2010, the Company entered into a Master Repurchase and Securities Contract (the "Repurchase Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"). The Repurchase Agreement is secured by approximately $400 million of the diversified loan portfolio (the "TIAA Assets") purchased from Teachers Insurance and Annuity Association of America on February 26, 2010. The Repurchase Agreement provides for asset purchases of up to $280 million (the "Facility").

        Advances under the Repurchase Agreement accrue interest at a per annum pricing rate equal to the sum of (i) 30 day LIBOR plus (ii) the pricing margin of 3.0%. During the existence of an event of default (as defined in the Repurchase Agreement), interest accrues at the default rate, which is equal to the pricing rate plus 4.0%. The maturity date of the Repurchase Agreement is May 31, 2013. The Facility allowed for advances through May 31, 2010 and was fully drawn. As of June 30, 2010, $278.2 million was outstanding under the Facility.

        The following table represents our five-year principal repayments schedule for the secured financings assuming no early prepayments or defaults and including expected extensions of the underlying CMBS assets and the Facility.

2010	$—
2011	85,809
2012	85,497
2013	278,242
2014 and thereafter	—

Total	$449,548

7. Derivatives and Hedging Activity

Risk Management Objective of Using Derivatives

        The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company's derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company's known or expected cash receipts and its known or expected cash payments principally related to the Company's investments and borrowings.

Cash Flow Hedges of Interest Rate Risk

        The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2010 (unaudited)

7. Derivatives and Hedging Activity (Continued)

swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

        In connection with the Repurchase Agreement, the Company entered into an interest rate swap with Deustche Bank AG in March 2010 which corresponds to the maturities of the loans financed by the Facility to effectively fix borrowing costs at 4.155% for the term of the Facility. The interest rate swap amortizes to match the expected loan principal and terminates on February 5, 2013. Under the interest rate swap, the Company will pay a monthly coupon at a fixed rate of 1.155% of the notional amount to the counterparty and receive floating rate LIBOR. As of June 30, 2010, the Company had one interest rate swap with a current notional value of $277.5 million.

        The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income ("AOCI") and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2010, such derivatives were used to hedge the variable cash flows associated with forecasted borrowings expected to be made under the Repurchase Agreement. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2010, the Company recorded no hedge ineffectiveness in earnings.

        Amounts reported in AOCI related to designated derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Over the next twelve months, the Company estimates that an additional $1.5 million will be reclassified as an increase to interest expense. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 31 months.

Non-designated Hedges

        Derivatives not designated as hedges are derivates that do not meet the criteria for a hedge accounting under GAAP or which the Company has elected not to designate as hedges. The Company does not use these derivates for speculative purposes but are instead used to manage the Company's exposure to foreign exchange rate movements.

        During the three months ended June 30, 2010 the Company entered into a series of forward contracts whereby the Company agrees to sell an amount of GBP for an agreed upon amount of USD at various dates through October 2013. These forward contracts were executed in order to economically fix the USD amount of GBP-denominated cash flows expected to be received by the Company related to the Company's GBP-denominated loan investment. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were equal to $3.69 million of unrealized losses for the three months ended June 30, 2010. As of June 30, 2010, the Company had 14 FX Forward derivatives with a total notional of GBP 70.9 million that were not designated as hedges in qualifying hedging relationships.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2010 (unaudited)

7. Derivatives and Hedging Activity (Continued)

        The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of June 30, 2010 and December 31, 2009.

($'s in thousands)

Derivative Instruments in liability positions
		As of December 31, 2009
As of June 30, 2010
			Fair Value
Balance Sheet	Fair Value	Balance Sheet
Interest rate hedge liability	$1,322	Interest rate hedge liability	$—
FX hedge liability	$3,694	FX hedge liability	$—

Total	$5,016		$—

        The table below presents the effect of the Company's derivative financial instruments on the income statement for the three and six months ended June 30, 2010.

Cash flow hedges impact for the three months ended June 30, 2010:
($'s in thousands)

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)
Interest Rate	$1,781	Interest Expense	$580

Cash flow hedges impact for the six months ended June 30, 2010:
($'s in thousands)

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)
Interest Rate	$1,902	Interest Expense	$580

Non-Designated derivatives impact for the three and six months ended June 30, 2010:

		Amount of Loss Recognized in Income on Derivative
	Location of Loss Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments		2010
Foreign Exchange Contracts	Unrealized loss on currency hedges	$3,694

8. Related-Party Transactions

        The Company entered into a management agreement (the "Management Agreement") with its Manager upon closing of its initial public offering, which provides for an initial term of three years with automatic one-year extensions thereafter unless terminated as described below. Under the Management Agreement, the Manager, subject to the oversight of our board of directors, is required to manage the day-to-day activities of the Company, for which the Manager receives a base management fee and is

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2010 (unaudited)

8. Related-Party Transactions (Continued)

eligible for an incentive fee and stock awards. The Manager is also entitled to charge the Company for certain expenses incurred on behalf of the Company.

        In accordance with the Management Agreement, the Company pays the Manager an annual base management fee calculated as 1.5% per annum of stockholders' equity less adjustments for unrealized gains (losses) and other non-cash items affecting stockholders' equity and less any common stock repurchased since inception. These fees are payable quarterly in arrears and adjustments shall be made at the end of each calendar year to reflect the actual management fees payable for the year. For the three and six month periods ended June 30, 2010, approximately $3.5 million and $6.9 million, respectively, was incurred for base management fees, of which $3.5 million was payable as of June 30, 2010.

        The Manager is entitled to an incentive fee with respect to each calendar quarter based on annualized Core Earnings, as defined below. The incentive fee is calculated as 20% of the excess of Core Earnings over 8% of the weighted average shares outstanding times the weighted average public offering issue price. Core Earnings is a non-GAAP measure defined as GAAP net income (loss) excluding non-cash equity compensation expense, the incentive fee, unrealized gains, losses, or other non-cash items. The incentive fee shall be payable one-half in common stock so long as the ownership of shares by the Manager does not exceed the 9.8% stock ownership limit set forth in the Company's articles of incorporation. As of June 30, 2010, no incentive fee was earned by the Manager.

        The Company is required to reimburse the Manager for operating expenses incurred by the Manager on behalf of the Company. In addition, pursuant to the terms of the Management Agreement, the Company is required to reimburse the Manager for the cost of legal, tax, consulting, auditing and other similar services rendered for the Company by the Manager's personnel provided that such costs are no greater than those that would be payable if the services were provided by an independent third party. The expense reimbursement is not subject to any dollar limitations but is subject to review by the Company's board of directors. For the three and six month periods ended June 30, 2010, approximately $473,000 and $775,000, respectively, was incurred for compensation and other reimbursable expenses, of which approximately $483,000 was payable as of June 30, 2010.

        After the initial three-year term, the Company can terminate the Management Agreement without cause with an affirmative two-thirds vote by the Company's independent directors and 180 days written notice to the Manager. Upon termination without cause, the Manager is due a termination fee equal to three times the sum of the average annual base management fee and incentive fee earned by the Manager over the preceding eight calendar quarters. No termination fee is payable if the Manager is terminated for cause, as defined in the Management Agreement, which can be done at any time with 30 days written notice from the Company's board of directors.

9. Stockholders' Equity

        The Company's authorized capital stock consists of 100,000,000 shares of preferred stock, $0.01 par value per share, and 500,000,000 shares of common stock, $0.01 par value per share.

        The Company declared a dividend of $0.22 per share of common stock for the quarter ended March 31, 2010 on March 4, 2010. The dividend was paid on April 15, 2010 to common stockholders of record as of March 31, 2010. The Company also declared a dividend of $0.25 per share of common

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2010 (unaudited)

9. Stockholders' Equity (Continued)

stock for the quarter ended June 30, 2010. The dividend was paid on July 15, 2010 to common stockholders of record as of June 30, 2010.

Equity Incentive Plans

        The Company has reserved an aggregate of 3,112,500 shares of common stock for issuance under the Starwood Property Trust, Inc. Equity Plan and Starwood Property Trust, Inc. Manager Equity Plan and an additional 100,000 shares of common stock for issuance under the Starwood Property Trust, Inc. Non-Executive Director Stock Plan. These plans provide for the issuance of restricted stock or restricted stock units. The holders of awards of restricted stock or restricted stock units will be entitled to receive dividends or "distribution equivalents," which will be payable at such time dividends are paid on outstanding shares.

        The Company granted each of its four independent directors 2,200 restricted shares concurrently with its initial public offering, with a total fair value of approximately $175,000. The grant will vest ratably in three annual installments on each of the first, second, and third anniversaries of the grant, subject to the director's continued service. For the three and six months ended June 30, 2010, approximately $11,000 and $22,000 was included in general and administrative expense related to the grants, respectively.

        In August 2009, the Company granted 1,037,500 restricted stock units with a fair value of approximately $20.8 million at the grant date to the Manager under the Manager Equity Plan. The grant will vest ratably in quarterly installments over three years beginning on October 1, 2009. 86,458 shares vest each quarter and for the three and six month periods ended June 30, 2010, approximately $1.3 million and $2.9 million, respectively, were included in management fees related to this grant.

        The Company granted to an employee 5,000 restricted stock units with a fair value of $100,000 under the Equity Plan in August 2009. The award will vest ratably in quarterly installments over three years beginning on October 1, 2009. 417 shares vest each quarter and for the three and six month periods ended June 30, 2010, approximately $8,000 and $16,000, respectively, was included in general and administrative expense related to this grant.

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants to Independent Directors	Restricted Stock Unit Grants to Employees	Restricted Stock Unit Grants to Manager	Total
January 1, 2010	8,800	4,583	951,042	964,425
Granted	2,200	—	—	2,200
Vested	—	(834)	(172,916)	(173,750)
Forfeited	(2,200)	—	—	(2,200)

June 30, 2010	8,800	3,749	778,126	790,675

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2010 (unaudited)

9. Stockholders' Equity (Continued)

Vesting Schedule

	Restricted Stock Grants to Independent Directors	Restricted Stock Unit Grants to Employees	Restricted Stock Unit Grants to Manager	Total
2010	2,933	834	172,916	176,683
2011	2,933	1,668	345,832	350,433
2012	2,115	1,247	259,378	262,740
2013	819	—	—	819

Total	8,800	3,749	778,126	790,675

10. Net Income per Share

        Net income per share for the three and six month periods ended June 30, 2010 is computed as follows (amounts in thousands except share and per share):

	Three-Months Ended June 30	Six-Months Ended June 30
Basic and Diluted:
Net income attributable to Starwood Property Trust, Inc.	$10,849	$16,790
Weighted average number of shares of common stock outstanding	47,749,705	47,706,032
Basic net income per share	$0.23	$0.35
Weighted average number of shares of diluted stock outstanding	48,626,300	48,626,300
Diluted net income per share	$0.22	$0.35

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

          Level I— Quoted prices in active markets for identical assets or liabilities.

          Level II— Prices are determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing a security. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others.

          Level III— Prices are determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment) unobservable inputs may be used. Unobservable inputs reflect our own assumptions about the factors that market participants would use in pricing an asset or liability, and would be based on the best information available.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2010 (unaudited)

11. Fair Value of Financial Instruments (Continued)

        The Company anticipates that a significant portion of its assets subject to these disclosure requirements will fall in Level II in the valuation hierarchy.

        Any changes to the valuation methodology will be reviewed by the Company's management to ensure the changes are appropriate. The methods used by the Company may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company anticipates that its valuation methods will be appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The Company will use inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.

        The following table presents the Company's financial instruments carried at fair value on a recurring basis in the consolidated balance sheet as of June 30, 2010.

	As of June 30, 2010*
	Total	Level I	Level II	Level III
Mortgage-backed securities	$69,538	$—	$69,538	$—
Other investments	2,480	2,480	—	—
Derivative liabilities	(5,016)	—	(5,016)	—

Total	$67,002	$2,480	$64,522	$—

*
There were no available-for-sale mortgage-backed securities, other investments or derivative liabilities as of December 31, 2009. Therefore, no comparative table is presented.

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

        The fair value of cash and cash equivalents, accrued interest and accounts payable are presented at carrying value, which approximates their fair value due to their short term nature. CMBS and RMBS securities are valued by reviewing broker quotes from dealers in those securities as well as other available market data sources. Discounted cash flows, credit and tenant review as well as other quantitative and qualitative factors are evaluated to determine the fair value of our loan portfolio.

        The fair value of secured financing facilities is determined based on projected future discounted cash flows, current interest rates, assessment of the yield curve environment and credit analysis of the Company's credit.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2010 (unaudited)

11. Fair Value of Financial Instruments (Continued)

        The following table presents the fair value of all of the Company's financial instruments not carried at fair value on the consolidated balance sheet as of June 30, 2010.

	Carry Value as of June 30, 2010	Fair Value as of June 30, 2010
Financial Assets:
CMBS	$247,962	$262,812
Loans	$865,373	$891,425
Other investments	$6,000	$6,000
Financial Liabilities:
Secured financing agreements	$449,548	$451,243

	Carry Value as of December 31, 2009	Fair Value as of December 31, 2009
Financial Assets:
CMBS	$245,896	$249,457
Loans	$214,521	$215,575
Financial Liabilities:
Secured financing agreements	$171,394	$170,868

12. Commitments and Contingencies

        In connection with the Company's initial public offering, the Company is required to pay $27.2 million of underwriters' fees if Core Earnings exceed an 8% performance hurdle rate over four consecutive quarters as defined in the purchase agreement entered into with the underwriters. Based on the Company's original and current business plan, it expects to achieve this level of earnings. Therefore, the Company recorded a deferred liability and an offsetting reduction in additional paid-in capital for the full $27.2 million.

        The Company has unfunded commitments totaling $3.7 million related to an investment, please see Note 5 for additional information.

        Management is not aware of any other contractual obligations, legal proceedings, or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on the Company's financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2010 (unaudited)

13. Quarterly Financial Data

        Summarized unaudited consolidated quarterly information for the period from December 31, 2009 through June 30, 2010 is provided below (amounts in thousands except per share data):

	Three Months Ended
	March 31, 2010	June 30, 2010
Revenues	$14,641	$21,559
Net Income attributable to Starwood Property Trust, Inc.	$5,941	$10,849
Net Income per share of common stock—basic	$0.12	$0.23
Net Income per share of common stock—diluted	$0.12	$0.22

14. Subsequent Events

        On July 2, 2010, the Company closed on a 50% participation in a $138 million renovation loan for the Hyatt Regency New Orleans. The six year loan is expected to be advanced over a 12 month period and has an 11% coupon rate. The Company's share of the loan is $69 million. As of August 9, 2010, the Company's unfunded obligation related to this loan was approximately $67.0 million.

        On July 9, 2010, the Company acquired an $85 million subordinate position in a first mortgage loan for $68.6 million. The loan is secured by a regional mall located in suburban Columbus, Ohio. The loan has a current pay 7% coupon and matures in 2017.

        On July 16, 2010, the Company acquired an additional $45.5 million participation in a subordinated note secured by four resorts in the United Kingdom for a discounted purchase price of $37.4 million. The loan has a current pay 3% coupon and matures in 2013.

        On July 16, 2010, the Company acquired for $13.5 million a $15 million mezzanine loan secured by interests in a limited service hotel located in New York City. The loan has a current pay 10% coupon and matures in 2012.

        On August 4, 2010, the Company acquired for $9.9 million a participation in a subordinated note secured by a Class A office building in New York City. The note has a current pay 7% coupon and matures in 2016.

        On August 9, 2010, the Company's board of directors declared a dividend of $0.33 per common share for the third quarter of 2010, which is payable October 15, 2010 to common stockholders of record on September 30, 2010.

        On August 6, 2010, the Company entered into a Master Repurchase and Securities Contract (the "Second Repurchase Agreement") with Wells Fargo. The Second Repurchase Agreement will be used to finance the acquisition or origination by the Company of qualifying commercial mortgage loans (and participations therein) and mezzanine loans. The Second Repurchase Agreement provides for asset purchases of up to $350 million (the "Facility"). Advances under the Second Repurchase Agreement accrue interest at a per annum pricing rate equal to the sum of 30 day LIBOR plus a margin of between 1.75% and 6.0% depending on the type of asset being financed on the Facility. The initial maturity date of the Facility is August 6, 2013, subject to two extension options of one year each, each of which may be exercised by the Company upon the satisfaction of certain conditions. The Second Purchase Agreement is either partial or full recourse to the Company based upon the type of asset being financed on the Facility. At closing, the Company drew $5 million of the Facility.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the information included elsewhere in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Overview

        Starwood Property Trust, Inc. (together with its subsidiaries, the "Company") is a Maryland corporation that commenced operations on August 17, 2009 upon completion of our initial public offering. We are focused on originating, investing in, and financing and managing commercial mortgage loans and other commercial real estate debt investments, commercial mortgage-backed securities ("CMBS"), and other commercial real estate-related debt investments. We also invest in residential mortgage loans and residential mortgage-backed securities ("RMBS"). We collectively refer to commercial mortgage loans, other commercial real estate debt investments, CMBS, other commercial real estate-related debt investments, residential mortgage loans, and RMBS as our target assets.

        Our objective is to provide attractive risk adjusted returns to our investors over the long term, primarily through dividends and secondarily through capital appreciation. We intend to employ leverage, to the extent available, to fund the acquisition of our target assets and to increase potential returns to our stockholders. We are organized as a holding company that conducts its business primarily through three wholly-owned subsidiaries, SPT Real Estate Sub I, LLC, SPT TALF Sub I, LLC, and SPT Operations, LLC. We have formed joint ventures (the "Joint Ventures") with Starwood Hospitality Fund II and Starwood Opportunity Fund VIII in accordance with the co-investment and allocation agreement with SPT Management, LLC (our "Manager"). Each Joint Venture is owned 75% by us and is consolidated into our consolidated financial statements. As of June 30, 2010, the only assets held by the Joint Ventures were a net $31.4 million investment in AAA rated class A2 CMBS financed through the Term Asset-Backed Securities Loan Facility ("TALF") and a net $11.2 million investment in a first mortgage in Avon, Colorado.

        Since the closing of our initial public offering in August 2009, we have focused primarily on opportunities that exist in the U.S. commercial mortgage loan, commercial real estate debt, and CMBS and RMBS markets. As market conditions change over time, we may adjust our strategy to take advantage of changes in interest rates and credit spreads as well as economic and credit conditions. We believe that the diversification of our portfolio of assets, our expertise among the target asset classes, and the flexibility of our strategy will position us to generate attractive risk-adjusted returns for our stockholders in a variety of assets and market conditions.

Recent Developments for the Six Months Ended June 30, 2010

        As of June 30, 2010, we had entered into agreements or consummated transactions representing net investments or commitments to invest approximately $1,203.6 million. Our primary business is originating and acquiring commercial mortgage related loans and during the six months ended June 30, 2010 we acquired and originated commercial mortgage loans with an original carry value of approximately $651.6 million. We also invested $13.6 million in CMBS, $69.1 million in RMBS and $9.0 million in other investments. During the period, we entered into a repurchase agreement which provided $280 million of proceeds and are in the process of securing additional sources of financing, including repurchase agreements and securitizations.

        The following table sets forth certain information regarding our investment portfolio as of June 30, 2010:

Investment	Property Type	Carry Value	Face Amount	% Owned	Financing	Net Investment	Rating	Vintage
Loans, first mortgages	Assorted	$674,951	$710,476	99%*	$204,197	$470,754	N/A	2005 - 2010
Loans, subordinated debt	Assorted	190,422	208,279	100%	74,045	116,377	N/A	1999 - 2005
Multi-Asset CMBS	Assorted	202,692	202,699	75%	171,306	31,386	AAA	2006 - 2007
Single Borrower CMBS	Hospitality	45,270	54,873	100%	—	45,270	B-	2001 - 2006
MBS—AFS	Residential	69,538	75,627	100%	—	69,538	BB	2001 - 2007
Other Investments	Assorted	8,480	9,023	100%	—	8,480	N/A	N/A

		$1,191,353	$1,260,977		$449,548	$741,805

*
One loan with an $11.2 million book value is owned through a consolidated 75% owned joint venture.

        Our loan and mortgage backed securities portfolio at June 30, 2010 is diversified by property type and US geographic region as follows:

Collateral Property Type	As of June 30, 2010	As of December 31, 2009	Geographic Location	As of June 30, 2010	As of December 31, 2009
Hospitality	19.4%	32.7%	Northeast	6.4%	14.1%
Industrial	10.3%	26.5%	Mid-Atlantic	13.6%	14.8%
Office	31.9%	18.0%	Southeast	18.0%	35.9%
Retail	30.9%	16.2%	Southwest	7.6%	5.3%
Multifamily	6.9%	5.1%	Midwest	26.9%	8.7%
Other	0.5%	1.2%	West	18.9%	17.2%
Mixed Use	0.1%	0.3%	Other	8.6%	4.0%

	100.0%	100.0%		100.0%	100.0%

Distributions to Stockholders

        On May 6, 2010, we declared a dividend of $0.25 per common share for the quarter ended June 30, 2010, which was paid on July 15, 2010 to common stockholders of record as of June 30, 2010. On March 4, 2010, we declared a dividend of $0.22 per common share for the quarter ended March 31, 2010, which was paid on April 15, 2010 to common stockholders of record as of March 31, 2010. We also declared a dividend of $0.10 per common share for the quarter ended December 31, 2009, which was paid on January 29, 2010 to common stockholders of record as of December 30, 2009.

Critical Accounting Policies and Use of Estimates

        Refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2009 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" for full discussion of our critical accounting policies.

Recent Accounting Pronouncements

        Amendments to Variable Interest Entity Accounting.    In June 2009, the FASB issued a statement which amends the consolidation guidance applicable to variable interest entities ("VIEs"). The amendments change the way a VIE's primary beneficiary is determined and how entities account for securitizations and special purpose entities as a result of the elimination of the qualified special purpose entity concept. The adoption of this statement on January 1, 2010 did not have a material effect on our consolidated financial statements.

Results of Operations

        We began our principal operations on August 17, 2009. Although we have made substantial progress in deploying the proceeds of our initial public offering and private placement transactions, we have proceeds available from existing financings as well as expected future financing proceeds to be further deployed. Results for the initial period of our operations are not indicative of the results we expect when our investment strategy has been fully implemented.

        Net income attributable to Starwood Property Trust, Inc. for the three and six month periods ended June 30, 2010 was approximately $10.8 million and $16.8 million respectively, or $0.23 and $0.35, respectively, per weighted average share of basic common stock ($0.22 and $0.35 diluted). We earned investment income of approximately $21.3 million and $35.4 million, respectively, and incurred approximately $3.3 million and $5.0 million, respectively, in interest expense, for net investment income of approximately $18.0 million and $30.4 million, respectively, for the three and six month periods ended June 30, 2010. Approximately $0.6 million and $0.9 million, respectively, of the net investment income was attributable to non-controlling interests. In addition, we earned approximately $0.2 million and $0.8 million, respectively, in interest income on cash balances.

        For the three and six month periods ended June 30, 2010, our non-investment expenses totaled $6.5 million and $13.2 million, respectively, and consisted of $3.5 and $6.9 million of base management fees payable to our Manager, $1.3 and $2.9 million of non-cash stock-based expense related to the amortization of grants issued to our Manager upon completion of our initial public offering, and $1.7 and $3.4 million of other general and administrative expenses. The other general and administrative expense includes insurance, professional fees, officer compensation costs, and general overhead costs for the Company. There was no incentive management fee incurred during the six months ended June 30, 2010.

Cash Flows

        Cash and cash equivalents were $210.5 million as of June 30, 2010, down from $645.1 million as of December 31, 2009. The $434.7 million decrease was primarily attributable to investment activity during the six months ended June 30, 2010 of $716.4 million. Financing activities provided cash of $262.7 million and operating activities provided cash of $19.0 million during the six months ended June 30, 2010.

        Net cash provided by operating activities for the six months ended June 30, 2010 was approximately $19.0 million, including approximately $0.9 million of operating income attributable to non-controlling interests. The net income for the period was $17.7 million. Non-cash charges for stock-based compensation, amortization of deferred loan fees and discounts, amortization of deferred financing costs and amortization of net discount on MBS contributed $0.3 million. The net change in operating assets and liabilities increased cash flows by $0.7 million and consisted of a $2.5 million increase in accounts payable and accrued expenses, payable for securities purchased, related party payable and other liabilities and a decrease in interest receivables and other assets of $1.8 million. The net change in unrealized loss on currency hedges, remeasurement gain on foreign currency denominated assets and loss on sale of available-for-sale securities increased cash flows by $0.3 million.

        Net cash used in investing activities for the six months ended June 30, 2010 totaled $716.4 million and related primarily to the acquisition of new loans of $652.9 million, new mortgage-backed securities of $77.4 million, other investments of $9.0 million and purchased interest of $2.6 million offset by proceeds from sales of MBS of $7.4 million, principal repayments on loans and MBS of $6.3 million and $11.8 million, respectively.

        Net cash provided by financing activities related primarily to the approximately $279.0 million of net proceeds from the drawdown of the Repurchase Agreement. In addition, net contributions from non-controlling interests were approximately $2.0 million offset by the payment of dividends to our shareholders of $16.0 million, deferred financing costs of $1.3 million and principal repayments on the borrowings of $0.8 million.

Liquidity and Capital Resources

        Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders, and other general business needs. We will use significant cash to purchase our target assets, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations. Our primary sources of cash currently consist of payments of principal and interest we receive on our portfolio of assets, cash generated from our operations and financing arrangements such as our Master Repurchase and Securities Contract (the "Repurchase Agreement") with Wells Fargo Bank, National Association ("Wells Fargo").

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

        As of June 30, 2010, we had cash and cash equivalents of $210.5 million, including $3.0 million related to borrower reserve funds maintained in an unrestricted account, as compared to $645.1 million of cash and cash equivalents as of December 31, 2009.

        We closely monitor our liquidity position and believe that we have sufficient liquidity and access to liquidity to meet our financial obligations for the next 12 months.

        Additional sources of liquidity we may use in the future include (i) repurchase agreements, (ii) private financing such as warehouse and bank credit facilities, (iii) securitizations, and (iv) public offerings of our equity or debt securities.

        In addition, the Company has made certain short term investments in RMBS and CMBS that are used by the Company an alternative to its available cash that has not been deployed while the Company identifies appropriate investments. The Company has allocated $70 million to be invested in RMBS with expected durations of 15 months or less and has engaged a third party manager who specializes in RMBS to execute the purchase of RMBS. As of June 30, 2010, the Company's investments in RMBS and CMBS classified as available for sale had a fair value of $58.1 million and $11.4 million respectively.

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

        On March 31, 2010, the Company entered into a Repurchase Agreement with Wells Fargo. The Repurchase Agreement provided for advances of up to $280 million based on an average advance rate of 70% of the approximately $400 million loan pool securing the facility under the Repurchase Agreement. Advances under the Repurchase Agreement accrue interest at LIBOR plus 3.0% and matures on May 13, 2013.

Leverage Policies

        We intend to employ leverage, to the extent available, to fund the acquisition of our target assets and to increase potential returns to our stockholders. Although the type of leverage we deploy will be dependent on the underlying asset that is being financed, we intend to utilize leverage whose maturity is equal to or greater than the maturity of the underlying asset. In addition, we intend to mitigate against the risk of future interest rate increases on our borrowings through utilization of hedging instruments, primarily interest rate swap agreements.

        The amount of leverage we will deploy for particular investments in our target assets will depend upon our Manager's assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial and residential mortgage markets, our outlook for the level, slope, and volatility of interest rates, the credit quality of our assets, the collateral underlying our assets, and our outlook for asset spreads relative to the LIBOR curve. Under our current Repurchase Agreement, our total leverage may not exceed 75%, excluding the TALF loans and related securities.

Contractual Obligations and Commitments

        Contractual obligations as of June 30, 2010 are as follows (amounts in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Secured financings, including interest payable	$495,349	$55,693	$439,656	$—	$—
Deferred underwriting fees	27,195	—	27,195	—	—

Total	$522,544	$55,693	$466,851	$—	$—

        The table above does not include amounts due under our Management Agreement as those obligations, discussed below, do not have fixed and determinable payments.

        Pursuant to the Management Agreement between our Manager and us, our Manager provides for the day-to-day management of our operations in exchange for the fees and other payments described below.

        Base Management Fee.    The base management fee is 1.5% of our stockholders' equity per annum and calculated and payable quarterly in arrears in cash. For purposes of calculating the management fee, our stockholders' equity means: (a) the sum of (1) the net proceeds from all issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (2) our retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (b) any amount that we pay to repurchase our common stock since inception. It also excludes (1) any unrealized gains and losses and other non-cash items that have impacted stockholders' equity as reported in our financial statements prepared in accordance with GAAP, and (2) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, in each case after discussions between our Manager and our independent directors and approval by a majority of our independent directors. As a result, our stockholders' equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders' equity shown on our financial statements.

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

        Expense Reimbursement.    We are required to reimburse our Manager for operating expenses related to us that are incurred by our Manager. In addition, pursuant to the terms of the Management Agreement, the Company is required to reimburse the Manager for the cost of legal, tax, consulting, auditing and other similar services rendered for the Company by the Manager's personnel provided that such costs are no greater than those that would be payable if the services were provided by an independent third party. Our reimbursement obligation is not subject to any dollar limitation. Expenses are reimbursed in cash on a monthly basis.

        Termination Fee.    The termination fee is equal to three times the sum of the average annual base management fee and incentive fee earned by our Manager during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. The termination fee is payable upon termination of the Management Agreement (i) by us without cause or (ii) by our Manager if we materially breach the Management Agreement.

Off-Balance Sheet Arrangements

        As of June 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2010, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities.

Dividends

        On March 4, 2010, we declared a dividend of $0.22 per common share for the quarter ended March 31, 2010, which was paid on April 15, 2010 to common stockholders of record as of March 31, 2010. On May 6, 2010, we declared a dividend of $0.25 per common share for the quarter ended June 30, 2010, which was paid on July 15, 2010 to common stockholders of record as of June 30, 2010.

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

        Our Core Earnings for the period January 1, 2010 through June 30, 2010 were approximately $20.0 million or $0.41 per weighted average share. The table below provides a reconciliation of our net income to Core Earnings for this period:

        June 30, 2010 Reconciliation of Net Income to Core Earnings

	Amounts	Per Share
Net income attributable to Starwood Property Trust, Inc.	$16,790	$0.35
Add back for non-cash stock-based compensation	2,906	0.06
Add back for net unrealized foreign currency loss	298	0.00

Core Earnings	$19,994	$0.41

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

Credit Risk

        We are subject to varying degrees of credit risk in connection with our assets. We have exposure to credit risk on the mortgage assets and underlying mortgage loans in our non-Agency RMBS and CMBS portfolios as well as other assets. Our Manager seeks to manage credit risk by performing deep credit fundamental analysis of potential assets. Credit risk will also be addressed through our Manager's on-going surveillance, and investments will be monitored for variance from expected prepayments, defaults, severities, losses and cash flow on a monthly basis.

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

        At June 30, 2010, the S&P ratings of our CMBS held-to-maturity portfolio were as follows:

S&P Rating	Carry Value	Percentage
AAA	$202,692	81.7%
BB	10,795	4.4%
B+	9,165	3.7%
B	2,644	1.1%
B-	8,935	3.6%
CCC+	3,807	1.5%
CCC-	9,924	4.0%

	$247,962	100.0%

        At December 31, 2009, the S&P ratings of our CMBS held-to-maturity portfolio were as follows:

S&P Rating	Carry Value	Percentage
AAA	$202,646	82.4%
A	1,384	0.6%
BBB	8,917	3.6%
BBB-	9,355	3.8%
BB+	12,680	5.2%
BB	10,914	4.4%

	$245,896	100.0%

        At June 30, 2010, the S&P ratings of our RMBS and CMBS available-for-sale portfolio were as follows:

S&P Rating	Carry Value	Percentage
AAA	$4,232	6.1%
AA+	3,213	4.6%
AA-	698	1.0%
A	3,148	4.5%
BBB	1,083	1.6%
BBB-	3,045	4.4%
BB+	11,722	16.9%
BB	10,249	14.7%
BB-	8,610	12.4%
B+	7,314	10.5%
B	6,965	10.0%
B-	709	1.0%
CCC	6,371	9.2%
D	2,179	3.1%

	$69,538	100.0%

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

        At June 30, 2010, approximately $87.6 million, or 7.4%, of our loans were LIBOR based variable rate loans. The majority of our investments were secured by pools of fixed-rate loans and were primarily classified as held-to-maturity investments. The following table summarizes the net investment income for a 12 month period and the change in fair value of our investments and indebtedness assuming an instantaneous increase or decrease of 100 basis points in the LIBOR interest rate curve, both adjusted for the effects of our interest rate hedging activities (dollars in thousands):

	Assets (Liabilities) Subject to Interest Rate Sensitivity (Par Amount)	100 Basis Point Increase	100 Basis Point Decrease
Investment income from variable-rate investments	$185,368	$1,854	$(1,854)
Investment expense from variable-rate indebtedness	—	—	—

Net investment income from variable rate instruments	$185,368	$1,854	$(1,854)

Fair value of fixed-rate investments	$1,046,194	(20,981)	22,138
Fair value of fixed rate indebtedness	451,243	(6,652)	6,836

Net fair value of fixed-rate instruments	$594,951	$(14,329)	$15,302

Item 4T.    Controls and Procedures.

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures. Notwithstanding the foregoing, no matter how well a control system is designed and operated, it can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.

        As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

        No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        Currently, no legal proceedings are pending, threatened, or to our knowledge, contemplated against us.

Item 1A.    Risk Factors.

        There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed on March 8, 2010 with the SEC.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        None.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Removed and Reserved

Item 6.    Exhibits.

(a)
Exhibits:

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

Starwood Property Trust, Inc.
Date: August 9, 2010	By:	/s/ BARRY S. STERNLICHT Barry S. Sternlicht Chief Executive Officer Principal Executive Officer
	By:	/s/ JEROME SILVEY Jerome Silvey Executive Vice President Principal Financial and Accounting Officer

 INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Condensed Consolidated Financial Statements.
Starwood Property Trust, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited, amounts in thousands, except share and per share data)
Starwood Property Trust, Inc. and Subsidiaries Condensed Consolidated Statement of Operations (Unaudited, amounts in thousands, except share and per share data)
Starwood Property Trust, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited, amounts in thousands)
Starwood Property Trust, Inc. and Subsidiaries Condensed Consolidated Statement of Cash Flows (Unaudited, amounts in thousands)
Starwood Property Trust, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements June 30, 2010 (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4T. Controls and Procedures.
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 1A. Risk Factors.
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Removed and Reserved
  Item 6. Exhibits.
SIGNATURES
INDEX TO EXHIBITS