Form 10-Q
period 2010-09-30
STARWOOD PROPERTY TRUST, INC.
filed 2010-11-09
CIK 1465128

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

        The number of shares of the issuer's common stock, $0.01 par value, outstanding as of November 9, 2010, was 47,934,884.

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

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands, except share and per share data)

	September 30, 2010	December 31, 2009
Assets:
Cash and cash equivalents	$216,973	$645,129
Loans held for investment, net	825,597	214,521
Loans held in securitization trust	50,290	—
Mortgage backed securities, held-to-maturity	—	245,896
Mortgage backed securities, available-for-sale, at fair value	355,274	—
Other investments	15,715	—
Accrued interest receivable	8,326	2,180
Receivable for securities sold	9,828	—
Other assets	3,795	1,060

Total Assets	$1,485,798	$1,108,786

Liabilities and Equity
Liabilities:
Payable for unsettled securities purchased	$209	$—
Accounts payable and accrued expenses	2,580	1,034
Related-party payable	5,212	3,546
Dividends payable	16,047	5,349
Derivative liabilities	11,317	—
Secured financing agreements, net	452,731	171,394
Collateralized debt obligation in securitization trust	54,305	—
Deferred offering costs	27,195	27,195
Other liabilities	1,548	4,233

Total Liabilities	571,144	212,751
Commitments and contingencies (Note 13)	—	—
Equity:
Starwood Property Trust, Inc. Stockholders' Equity:
Preferred stock, $0.01 par value per share 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 47,934,884 shares (47,583,800 at December 31, 2009) issued and outstanding	476	476
Additional paid-in capital	900,542	895,857
Accumulated other comprehensive income	10,198	—
Accumulated deficit	(7,794)	(8,366)

Total Starwood Property Trust, Inc. Stockholders' Equity	903,422	887,967
Non-controlling interests in consolidated subsidiaries	11,232	8,068

Total Equity	914,654	896,035

Total Liabilities and Equity	$1,485,798	$1,108,786

See notes to condensed consolidated financial statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Period from August 17, 2009 (Inception) through September 30, 2009
Net interest margin:
Interest income from mortgage-backed securities	$6,348	$15,382	$865
Interest income from loans	21,451	47,777	—
Interest expense	(4,977)	(9,961)	(253)

Net interest margin	22,822	53,198	612
Expenses:
Management fees (including $1,749, $4,617 and $811 of non-cash stock-based compensation, respectively)	6,860	16,622	2,465
General and administrative (including $30 , $68 and $11 of non-cash stock-based compensation, respectively)	1,775	5,219	501

Total expenses	8,635	21,841	2,966

Income before other income (expense) and taxes	14,187	31,357	(2,354)
Interest income from cash balances	233	1,073	583
Other income	42	42	—
Realized gain on sale of investments	10,016	10,014	—
Realized foreign currency gain	17	17	—
Realized loss on derivatives	(24)	(24)	—
Unrealized loss on currency hedges	(5,326)	(9,020)	—
Unrealized foreign currency remeasurement gain	4,306	7,702	—

Income before taxes	23,451	41,161	(1,771)
Income tax provision	168	208	—

Net Income	23,283	40,953	(1,771)
Net income attributable to non-controlling interests	600	1,480	148

Net income attributable to Starwood Property Trust, Inc.	$22,683	$39,473	$(1,919)

Net income per share of common stock:
Basic	$0.47	$0.83	$(0.04)

Diluted	$0.47	$0.81	$(0.04)

Weighted average number of shares of common stock outstanding:
Basic	47,837,616	47,750,058	47,575,000

Diluted	48,626,550	48,626,550	47,575,000

Distributions declared per common share	$0.33	$0.80	$0.11

See notes to condensed consolidated financial statements

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statement of Equity

(Unaudited, amounts in thousands, except share and per share data)

						Total Starwood Property Trust, Inc. Stockholders' Equity
	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-In Capital	Accumulated Deficit			Non- controlling Interests	Total Equity
	Shares	Par Value
Balance at August 17, 2009 (Commencement of Operations)	100	$—	$1	$—	$—	$1	$—	$1
Proceeds from public offering of common stock	46,575,000	466	931,034			931,500		931,500
Underwriting and offering costs			(57,588)			(57,588)		(57,588)
Proceeds from private placement	1,000,000	10	19,990			20,000		20,000
Cancellation of shares	(100)		(1)			(1)		(1)
Stock-based compensation	8,800		2,421			2,421		2,421
Net loss				(3,017)		(3,017)	437	(2,580)
Dividends declared, $0.11 per share				(5,349)		(5,349)		(5,349)
Contribution from non-controlling interests							50,855	50,855
Distribution to non-controlling interests							(43,224)	(43,224)

Balance at December 31, 2009	47,583,800	476	895,857	(8,366)	—	887,967	8,068	896,035

Stock-based compensation	351,084		4,685			4,685		4,685
Net income				39,473		39,473	1,480	40,953
Dividends declared, $0.80 per share				(38,901)		(38,901)		(38,901)
Other comprehensive income, net					10,198	10,198		10,198
Contribution from non-controlling interests						—	2,580	2,580
Distribution to non-controlling interests						—	(896)	(896)

Balance at September 30, 2010	47,934,884	$476	$900,542	$(7,794)	$10,198	$903,422	$11,232	$914,654

See notes to condensed consolidated financial statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, amounts in thousands)

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Period from August 17, 2009 (Inception) through September 30, 2009
Net Income	$23,283	$40,953	$(1,771)
Other comprehensive income (loss)
Change in fair value of cash flow hedges	(975)	(2,297)	—
Change in fair value of available-for-sale securities	13,116	12,495	—

Total other comprehensive income, net	12,141	10,198	—

Comprehensive income /(loss)	$35,424	$51,151	$(1,771)

See notes to condensed consolidated financial statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited, amounts in thousands)

	Nine Months Ended September 30, 2010	For the Period from August 17, 2009 (Inception) Through September 30, 2009
Cash Flows from Operating Activities:
Net Income	$40,953	$(1,771)
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization of deferred financing costs	336	3
Accretion of net discount on mortgage backed securities (MBS)	(4,418)	(2)
Amortization of net deferred loan fees and discounts	(3,606)	—
Stock-based compensation	4,685	822
Gain on sale of available-for-sale securities	(760)	—
Gain on sale of loans	(9,253)	—
Unrealized losses on currency hedges	9,020	—
Unrealized remeasurement gain	(7,702)	—
Changes in operating assets and liabilities:
Related-party payable	1,666	1,685
Accrued interest receivable, less purchased interest	(5,465)	(772)
Receivable for securities sold	(9,828)	—
Other assets	(186)	(1,072)
Accounts payable and accrued expenses	1,546	447
Other liabilities	(2,685)	281

Net cash provided by/(used in) operating activities	14,303	(379)
Cash Flows from Investing Activities:
Purchase of mortgage-backed securities	(140,472)	(202,633)
Proceeds from sales of mortgage-backed securities	25,368	—
Mortgage-backed securities principal paydowns	22,921	—
Investment in loans	(801,586)	—
Loan maturities	114,717	—
Proceeds from sale of loans	38,164	—
Loan investment repayments	10,008	—
Purchased interest on investments, net	(2,789)	(253)
Contractual deposits	—	(5,000)
Investments in other investments	(15,028)	—

Net cash used in investing activities	(748,697)	(207,886)
Cash Flows from Financing Activities:
Borrowings from secured financing arrangements	283,960	171,579
Proceeds from collateralized debt obligations	54,305	—
Principal repayments on borrowings	(2,623)	(72)
Payment of deferred financing costs	(2,885)	(343)
Payment of dividends	(28,203)	—
Repurchase and retirement of shares	—	(1)
Proceeds from common stock offerings	—	951,500
Payments of underwriting and offering costs	—	(29,622)
Contribution from non-controlling interests	2,580	50,855
Distribution to non-controlling interests	(896)	(42,918)

Net cash provided by financing activities	306,238	1,100,978
Net decrease/increase in cash and cash equivalents	(428,156)	892,713
Cash and cash equivalents, beginning of year	645,129	1

Cash and cash equivalents, end of period	$216,973	$892,714

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,213	$86
Income taxes paid	$208	—
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared, not yet paid	$16,047	$5,349
Unsettled securities purchased	$209	—
Capitalized interest	$2,126	—
Transfer of CMBS from held-to-maturity to available-for-sale	$259,828	—
Deferred offering costs	$—	$27,195

See notes to condensed consolidated financial statements

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2010 (unaudited)

1. Business and Organization

        Starwood Property Trust, Inc. (together with its subsidiaries, the "Company") is a Maryland corporation that commenced operations ("Inception") on August 17, 2009 upon the completion of its initial public offering. The Company is focused primarily on originating, investing in, financing and managing commercial mortgage loans and other commercial real estate debt investments. The Company also invests in residential mortgage-backed securities and residential mortgage loans. The Company is externally managed and advised by SPT Management, LLC (the "Manager").

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

2. Summary of Significant Accounting Policies

Basis of Accounting and Principles of Consolidation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") and include our accounts and those of our consolidated subsidiaries. All intercompany amounts have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared under GAAP have been condensed or omitted pursuant to the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation of the Company's financial position, results of operations, comprehensive income, and cash flows have been made. The preparation of financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

        These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended December 31, 2009, as filed with the Securities and Exchange Commission ("SEC"). The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results for the full year.

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

September 30, 2010 (unaudited)

2. Summary of Significant Accounting Policies (Continued)

addition, the presentation of net income must attribute earnings to controlling and non-controlling interests.

        The Company uses plain English when describing or referencing accounting standards in the notes to the financial statements. As a result, there may be no reference to particular accounting standards by name, standard number, or Accounting Standards Codification ("ASC") reference number.

Segment Reporting

        The Company is a REIT focused on originating and acquiring real estate related debt investments and currently operates in one reportable segment.

Debt Securities

        GAAP requires that at the time of purchase, the Company designate debt securities as held-to-maturity, available-for-sale, or trading depending on its intent and ability to hold such securities to maturity. Held-to-maturity securities are stated at cost plus any premiums or discounts, which are amortized or accreted through the consolidated statements of income using the effective interest method. Securities that the Company does not hold for the purpose of selling in the near-term, but may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses recorded as a component of accumulated other comprehensive income loss in stockholders' equity. As of September 30, 2010, all of the Company's commercial mortgage backed securities ("CMBS") and residential mortgage backed securities ("RMBS") were designated as available for sale. In previous quarters, a portion of the CMBS was classified as held-to-maturity. However, the Company's strategy with respect to these investments has changed and the Company does not intend to hold these securities to maturity. Therefore, the Company elected to classify these securities as available-for-sale during the third quarter of 2010. In connection with this change, the Company recorded an unrealized gain on our available-for-sale securities of approximately $10.3 million, which is included in the condensed consolidated statements of other comprehensive income (loss), for the period ended September 30, 2010. to adjust these securities to fair value.

        The designation of each security as held-to-maturity or available-for-sale involves management judgement which is subject to change. The change in judgement can have an impact on the accounting for the security and changes in its fair value.

        The Company evaluates its available-for-sale and held-to-maturity securities for other-than-temporary impairment ("OTTI") at least quarterly. Securities are considered to be other-than-temporarily impaired when the estimated fair value of a security is less than amortized cost and (i) the Company intends to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovery, or (iii) the Company does not expect to recover the entire amortized cost basis of the security. The evaluation of a security's estimated cash flows includes the following, as applicable: (1) review of the credit of the issuer or the borrower, (2) review of the credit rating of the security, (3) review of the key terms of the security, (4) review of the performance of the loan or underlying loans, including debt service coverage and loan-to-value ratios, (5) analysis of the value of the collateral for the loan or underlying loans, (6) analysis of the effect of local, industry, and

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2010 (unaudited)

2. Summary of Significant Accounting Policies (Continued)

broader economic factors, and (7) analysis of historical and anticipated trends in defaults and loss severities for similar securities. If an OTTI has occurred, the carrying value of the security will be reduced to fair value, with the unrealized losses being charged against earnings as a loss on the consolidated statements of operations. For securities where the Company does not intend to sell and will not be forced to sell prior to maturity, only the credit component of the unrealized loss will be charged against earnings and the component of the loss related to factors other than credit will be recognized in other comprehensive income ("OCI").

Loans Held for Investment

        The Company purchases and originates commercial real estate debt and related instruments (collectively, "Loans") generally to be held for investment and to maturity. Loans that are held for investment are carried at cost, net of unamortized loan fees, acquisition premiums or discounts, and other related costs, unless the loans are deemed impaired. Interest income is recognized using the effective interest method. Net deferred loan fees and origination and acquisition costs are recognized in interest income over the loan term as a yield adjustment using the effective interest method. Loans that the Company plans to sell or liquidate in the near term will be held at the lower of cost or fair value. As of September 30, 2010, all of the Company's Loans were designated as held for investment.

        The Company must periodically evaluate each of its Loans for possible impairment. Impairment is indicated when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the Loan. If a Loan were determined to be impaired, the Company would record an allowance to reduce the carrying amount of the Loan to its estimated fair value through a charge to the provision for loan losses. Impairment on these Loans is measured by comparing a valuation based on discounted cash flows to the carrying value of the respective Loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plans, loan sponsorship, actions of other lenders, current credit spreads and other factors deemed necessary by the Company's management. Actual losses, if any, could ultimately differ from these estimates.

Revenue Recognition

        Interest income is accrued based on the outstanding principal amount of the investment security or loan and the contractual terms. Discounts or premiums associated with the purchase of investments are accreted or amortized, respectively, into interest income on an effective yield or "interest" method, based on expected cash flows through the expected maturity date of the security. Depending on the nature of the investment, changes to expected cash flows may result in a prospective change to yield or a retrospective change, which would include a catch up adjustment. Upon settlement of securities or loan payoff, the excess (or deficiency) of net proceeds over the net carrying value of such security or loan is recognized as a gain (or loss) in the period of settlement. Investment security transactions are recorded on the trade date.

Foreign Currency Transactions

        The Company's assets and liabilities denominated in foreign currencies are translated into U.S. dollars using foreign currency exchange rates at the end of the reporting period. Income and expenses

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2010 (unaudited)

2. Summary of Significant Accounting Policies (Continued)

are translated at the approximate weighted average exchange rates for each reporting period. At September 30, 2010, the functional currency of all investments denominated in foreign currencies was the U.S. dollar. Accordingly, effects of translating the assets, liabilities and income of the Company's foreign investments are included in unrealized foreign currency remeasurement gain in the statements of operations.

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

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2010 (unaudited)

2. Summary of Significant Accounting Policies (Continued)

Deferred Financing Costs

        Costs incurred in connection with secured financing are capitalized and amortized over the respective loan terms as a component of interest expense. As of September 30, 2010, the Company had approximately $2.9 million of capitalized financing costs, net of amortization. For the three and nine months ended September 30, 2010, approximately $216,000 and $336,000, respectively, of amortization was included in interest expense on the statements of operations. As of September 30, 2009, the Company had approximately $340,000 of capitalized financing costs, net of amortization. For the period ended September 30, 2009, approximately $3,000 of amortization was included in interest expense on the statements of operations.

Income Taxes

        The Company has elected to be taxed as a REIT and intends to comply with the Code with respect thereto. Accordingly, the Company will not be subject to federal income tax to the extent of its dividends to stockholders as long as certain asset, income and stock ownership tests are met. Many of these requirements are technical and complex and if the Company fails to meet these requirements it may be subject to federal, state, and local income tax and penalties.

        The Company formed a taxable REIT subsidiary ("TRS") in 2010 that will be subject to federal and state income taxes as a domestic C corporation based upon its income. For the three and nine month periods ended September 30, 2010, the Company's taxable REIT subsidiary recorded $168,000 and $208,000, respectively, of income tax expense. There was no income tax for the period ended September 30, 2009.

3. Debt Securities

Mortgage-Backed Securities Available-for-Sale

        The Company classified all CMBS and RMBS investments as available-for-sale. The CMBS and RMBS classified as available-for-sale are accounted for at fair value with changes in fair value recorded in accumulated other comprehensive income and are utilized by the Company as an alternative to its available cash that has not been deployed while the Company identifies appropriate investments. The table below summarizes the weighted average coupon, rating and life of the Company's investments in mortgage backed securities available for sale as of September 30, 2010:

September 30, 2010	Cost	Fair Value Adjustment	Fair Value	Weighted Average Coupon	Weighted Average Rating	Weighted Average Life (Years)
CMBS	$266,107	$10,363	$276,470	5.60%	AA-	2.08
RMBS	77,359	1,445	78,804	0.62%	BB-	1.70

	$343,466	$11,808	$355,274

        The fair value of any individual securities included in the total above whose value was below its respective cost basis has been below their respective cost basis for less than 12 months. As of

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2010 (unaudited)

3. Debt Securities (Continued)

September 30, 2010, the total unrealized loss less than 12 months on individual securities was approximately $1.0 million.

        The Company has allocated an amount that at all times can be no greater than 10% of the Company's total assets to be invested in RMBS with expected modified durations on each of the individual securities of 15 months or less and less than 12 months in the aggregate. The Company has engaged a third party manager who specializes in RMBS to execute the purchase of RMBS. As of September 30, 2010, approximately $77.2 million, or 98.0%, of the RMBS are variable rate and pay interest at LIBOR plus a weighted average spread of 0.36%. The Company purchased all of the RMBS at a discount that will be accreted into income over the expected remaining life of the security, which in all cases is less than 15 months. The majority of the income from this strategy is earned from the accretion of these discounts. As of September 30, 2009, there were no RMBS.

Mortgage-Backed Securities Held to Maturity

        The following table summarizes the weighted average coupon, rating and life of the Company's investments in CMBS accounted for at amortized cost based on the book values as December 31, 2009 (there were no mortgage-backed securities classified as held-to-maturity as of September 30, 2010):

December 31, 2009	Carry Value	Par Value	Weighted Average Coupon(1)	Weighted Average Rating	Weighted Average Life (years)
Multi-Asset CMBS	$202,646	$202,699	5.70%	AAA	2.1
Single Borrower CMBS	43,250	53,712	5.40%	BB+	6.3

	$245,896	$256,411

(1)
Calculated using the December 31, 2009 one month LIBOR rate of 0.2309.

        The Company's investments in multi-asset CMBS were acquired through a joint venture in which the Company owns a 75% controlling interest and which the Company is required to consolidate under GAAP. The majority of loans backing the CMBS investments are fixed rate instruments. Approximately $13.4 million, or 5%, of the CMBS are variable rate and pay interest at LIBOR plus a weighted average spread of 1.30%.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2010 (unaudited)

4. Loans Held for Investment

        The Company's investments in mortgages and loans are accounted for at amortized cost. The following table summarizes the Company's investments in mortgages and loans as of September 30, 2010 and December 31, 2009.

September 30, 2010	Carry Value	Face Amount	Weighted Average Coupon	Weighted Average Life (years)
First Mortgages	$448,125	$461,141	8.5%	2.4
Subordinated Debt(1)	377,472	440,972	6.1%	4.7
Loans held in securitization trust	50,290	50,763	5.0%	4.7

Total Loans	$875,887	$952,876

(1)
Includes two GBP denominated loans with a combined face amount of £92.9 million at the September 30, 2010 spot rate of $1.573

December 31, 2009	Carry Value	Face Amount	Weighted Average Coupon	Weighted Average Life (years)
First Mortgages	$182,829	$212,424	8.7%	7.2
Subordinated Debt	31,692	42,560	8.1%	12.6

Total Loans	$214,521	$254,984

        For the nine months ended September 30, 2010, the Company originated and acquired loans held for investment as follows:

Beginning Balance	$214,521
Acquisitions/Origination	801,586
Additional fundings(1)	2,126
Loans sold	(28,911)
Loan maturities	(114,717)
Principal repayments	(10,008)
Discount/premium amortization	3,610
Unrealized foreign currency remeasurement gain	7,680

Balance September 30, 2010	$875,887

(1)
Represents accrued interest income on loans whose terms do not require current payment of interest.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2010 (unaudited)

4. Loans Held for Investment (Continued)

        The Company's investment activity for the nine-months ended September 30, 2010 included the following significant items:

  •
  In February, the Company acquired a $502 million portfolio of 20 performing commercial mortgage loans and B notes. The loans were acquired for approximately $512 million, including $2.5 million of accrued interest.

  •
  In May, the Company originated a $59.0 million first mortgage loan on a 38-story office building located in Chicago, Illinois.

  •
  In May and July, the Company acquired a $72.4 million discounted purchase of a $90.6 million participation and an additional $37.8 million discounted purchase of a $46.0 million participation in a B note secured by four resorts in the United Kingdom.

  •
  During the third quarter, $114.7 million of the Company's loans were paid off or matured as planned.

  •
  In August, the Company sold three loans, refer to Footnote 7 for more information on the securitization.

        All loans were paying in accordance with their terms as of September 30, 2010 and the asset management individual loan review process did not note any issues indicating impairment or requiring further evaluation. Therefore, no allowance for loan losses was deemed necessary as of September 30, 2010.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2010 (unaudited)

5. Other Investments

        In January 2010, the Company committed $6.3 million to acquire a 5.6% interest in a venture formed to acquire assets of a commercial real estate debt management and servicing business primarily for the opportunity to participate in debt opportunities arising from the venture's special servicing business (the "Participation Right"). In May 2010, the Company made an additional $3.4 million commitment to the venture to maintain at least a 5% ownership and its corresponding Participation Right. Because the Company does not have control or significant influence over the venture, the investment is accounted for under the cost method. As of September 30, 2010, the Company had funded $6.0 million of its commitment. A member of the Company's board of directors has a $50,000 investment in the same venture.

        Between January and September of 2010, the Company purchased a total of $9.0 million of publicly traded equity securities that are classified as available for sale and carried at fair value with changes in fair value recorded to other comprehensive loss. As of September 30, 2010, these marketable securities have an unrealized gain of $0.7 million.

6. Secured Financing Agreements

        On August 28, 2009 and September 25, 2009, the Company entered into multiple Federal Reserve Bank of New York Term Asset-backed Securities Lending Facilities ("TALF") through a joint venture with SOF VIII. The TALF loans are non-recourse, bear a fixed interest rate and mature five years from the loan closing dates. The loans are collateralized by the Company's multi-asset CMBS investments, which are held in a Master TALF Collateral Account and are under the control of the lender until the loan is satisfied.

September 30, 2010	Debt Carry Value	Collateral Carry Value
August 28, 2009, TALF loans, fixed rate 3.872%, mature August 2014	$54,942	$66,952
September 25, 2009, TALF loans, fixed rate 3.796%, mature September 2014	116,364	142,121

Total	$171,306	$209,073

December 31, 2009	Debt Carry Value	Collateral Carry Value
August 28, 2009, TALF loans, fixed rate 3.872%, mature August 2014	$55,030	$64,898
September 25, 2009, TALF loans, fixed rate 3.796%, mature September 2014	116,364	137,748

Total	$171,394	$202,646

        Principal repayments are due on the TALF financing when principal is collected on the underlying CMBS securities, which principal can be paid off earlier or later than expected based on certain market factors including asset sales or loan defaults. As of September 30, 2010, the Company had no anticipation of early principal repayments or loan defaults of the underlying CMBS.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2010 (unaudited)

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

        Advances under the Repurchase Agreement accrue interest at a per annum pricing rate equal to the sum of (i) 30 day LIBOR plus (ii) the pricing margin of 3.0%. During the existence of an event of default (as defined in the Repurchase Agreement), interest accrues at the default rate, which is equal to the pricing rate plus 4.0%. The maturity date of the Repurchase Agreement is May 31, 2013. The Facility allowed for advances through May 31, 2010. As of September 30, 2010, $276.4 million was outstanding under the Facility.

        On August 6, 2010, the Company entered into a Master Repurchase and Securities Contract (the "Second Repurchase Agreement") with Wells Fargo. The Second Repurchase Agreement will be used by the Company to finance the acquisition or origination of commercial mortgage loans (and participations therein) and mezzanine loans. The Second Repurchase Agreement provides for asset purchases by the Company of up to $350 million (the "Second Facility").

        Advances under the Second Repurchase Agreement accrue interest at a per annum pricing rate equal to the sum of 30 day LIBOR plus a margin of between 1.75% and 6.0% depending on the type of asset being financed under the Second Facility. During the existence of an event of default (as defined in the Second Repurchase Agreement), interest accrues at the default rate, which is equal to the pricing rate plus 4.0%. The initial maturity date of the Second Facility is August 6, 2013, subject to two one year extension options, each of which may be exercised by the Company upon the satisfaction of certain conditions set forth in the Second Repurchase Agreement. The Second Purchase Agreement is either partial or full recourse to the Company based upon the type of asset being financed on the Facility. As of September 30, 2010, $5.0 million was outstanding under the Second Facility.

        The following table represents our five-year principal repayments schedule for the secured financings assuming no early prepayments or defaults and including expected extensions of the underlying CMBS assets and the Facility and Second Facility (excludes collateralized debt obligation in securitization trust, Refer to Footnote 7 for discussion).

2010	$—
2011	85,809
2012	85,497
2013	281,425
2014 and thereafter	—

Total	$452,731

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2010 (unaudited)

7. Securitization and Financing Arrangements

        In August 2010, the Company participated in a commercial mortgage securitization which generated non-recourse match funded financing for the Company with an effective cost of funds of approximately 3.5%. The Company separated five mortgage loans with an aggregate face amount of $178 million into senior and junior loans. It contributed the five senior loans, or A notes (the "Contributed Loans"), with a face amount of approximately $84 million to the securitization trust and received approximately $92 million in proceeds, while retaining $94 million of junior interests. The Contributed Loans are secured by office, retail and industrial properties and have remaining maturities of between four and seven years.

        The secured financing liability relates to two of the Contributed Loans that were securitized but did not qualify for sale accounting under GAAP.

        As of September 30, 2010, the carrying amount of the loans pledged to the securitization trust was $50.3 million and the related liability of the securitization trust was $54.3 million.

        For the other three Contributed Loans, "effective control" was surrendered and the loans contributed to the securitization trust qualified for sales treatment under GAAP. As of September 30, 2010, the sale of these loans resulted in a gain of $9.3 million, which is included in realized gain on the sale of investments in the consolidated statements of operations.

8. Derivatives and Hedging Activity

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

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2010 (unaudited)

8. Derivatives and Hedging Activity (Continued)

        In connection with the Repurchase Agreement, the Company entered into an interest rate swap with Deustche Bank AG in March 2010 which corresponds to the maturities of the loans financed by the Facility to effectively fix borrowing costs at 4.155% for the term of the Facility. The interest rate swap has a notional amount of $278.7 million which amortizes to match the expected loan principal, and terminates on February 5, 2013. Under the agreement, the Company will pay a monthly coupon at a fixed rate of 1.155% of the notional amount to the counterparty and receive floating rate LIBOR. As of September 30, 2010, the Company's interest rate swap had a current notional amount of $275.8 million.

        The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2010, such derivatives were used to hedge the variable cash flows associated with forecasted borrowings expected to be made under the Repurchase Agreement. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2010 the Company recorded no hedge ineffectiveness in earnings.

        Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Over the next twelve months, the Company estimates that an additional $1.9 million will be reclassified as an increase to interest expense. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 28 months.

Non-designated Hedges

        Derivatives not designated as hedges are derivatives that do not meet the criteria for hedge accounting under GAAP or which the Company has elected not to designate as hedges. The Company does not use these derivatives for speculative purposes but are instead used to manage the Company's exposure to foreign exchange rate movements.

        During the three and nine months ended September 30, 2010 the Company entered into a series of forward contracts whereby the Company agrees to sell an amount of British pound sterling ("GBP") for an agreed upon amount of USD at various dates through October of 2013. These forward contracts were executed to economically fix the USD amount of GBP-denominated cash flows expected to be received by the Company related to the Company's GBP-denominated loan investments. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were equal to $5.3 million of losses for the three months ended September 30, 2010. As of September 30, 2010, the Company had 18 FX Forward derivatives with a total notional of GBP 101.9 million that were not designated as hedges in qualifying hedging relationships.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2010 (unaudited)

8. Derivatives and Hedging Activity (Continued)

        The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of September 30, 2010 and December 31, 2009.

($'s in thousands)

Derivative Instruments in liability positions
		As of December 31, 2009
As of September 30, 2010
			Fair Value
Balance Sheet	Fair Value	Balance Sheet
Interest rate hedge liability	$2,297	Interest rate hedge liability	$—
Currency hedge liability	$9,020	Currency hedge liability	$—

Total	$11,317		$—

        The table below presents the effect of the Company's derivative financial instruments on the statement of operations for the three and nine months ended September 30, 2010.

Cash flow hedges impact for the three months ended September 30, 2010:
($'s in thousands)

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)
Interest Rate	$1,573	Interest Expense	$598

Cash flow hedges impact for the nine months ended September 30, 2010:
($'s in thousands)

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)
Interest Rate	$3,475	Interest Expense	$1,178

Non-Designated derivatives impact for the three months ended September 30, 2010:

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative 2010
Foreign Exchange Contracts	Unrealized loss on currency hedges	$5,326

Non-Designated derivatives impact for the nine months ended September 30, 2010:

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative 2010
Foreign Exchange Contracts	Unrealized loss on currency hedges	$9,020

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2010 (unaudited)

9. Related-Party Transactions

        The Company entered into a management agreement (the "Management Agreement") with its Manager upon closing of its initial public offering, which provides for an initial term of three years with automatic one-year extensions thereafter unless terminated as described below. Under the Management Agreement, the Manager, subject to the oversight of our board of directors, is required to manage the day-to-day activities of the Company, for which the Manager receives a base management fee and is eligible for an incentive fee and stock awards. The Manager is also entitled to charge the Company for certain expenses incurred on behalf of the Company, as described below.

        In accordance with the Management Agreement, the Company pays the Manager an annual base management fee calculated as 1.5% per annum of stockholders' equity less adjustments for unrealized gains (losses) and other non-cash items affecting stockholders' equity and less any common stock repurchased since inception. These fees are payable quarterly in arrears and adjustments shall be made at the end of each calendar year to reflect the actual management fees payable for the year. For the three and nine month periods ended September 30, 2010, approximately $3.4 million and $10.3 million, respectively, was incurred for base management fees, of which $3.5 million was payable as of September 30, 2010. For the period ended September 30, 2009, approximately $1.7 million was incurred and payable for base management fees.

        The Manager is entitled to an incentive fee with respect to each calendar quarter based on annualized Core Earnings, as defined below. The incentive fee is calculated as 20% of the excess of Core Earnings over 8% of the weighted average shares outstanding times the weighted average public offering issue price. The incentive fee first becomes payable upon completion of four successive quarters of CORE Earnings exceeding the 8% threshold in the aggregate. Core Earnings is a non-GAAP measure defined as GAAP net income (loss) excluding non-cash equity compensation expense, the incentive fee, unrealized gains, losses, or other non-cash items. The incentive fee shall be payable one-half in common stock so long as the ownership of shares by the Manager does not exceed the 9.8% stock ownership limit set forth in the Company's articles of incorporation. The remainder of the incentive fee will be payable in cash. As of September 30, 2010, $1.6 million has been accrued relating to the earnings for the three months ending September 30, 2010 which are above the 8% hurdle noted above and is included in related party payable on the condensed consolidated balance sheets. There was no incentive fee accrual for the period ended September 30, 2009.

        The Company is required to reimburse the Manager for operating expenses incurred by the Manager on behalf of the Company. In addition, pursuant to the terms of the Management Agreement, the Company is required to reimburse the Manager for the cost of legal, tax, consulting, auditing and other similar services rendered for the Company by the Manager's personnel provided that such costs are no greater than those that would be payable if the services were provided by an independent third party. The expense reimbursement is not subject to any dollar limitations but is subject to review by the Company's board of directors. For the three and nine month periods ended September 30, 2010, approximately $409,000 and $1.2 million, respectively, was incurred for compensation and other reimbursable expenses, of which approximately $185,000 was payable as of September 30, 2010. For the period ended September 30, 2009, approximately $30,000 was incurred and payable for compensation and other reimbursable expenses.

        After the initial three-year term, the Company can terminate the Management Agreement without cause, as defined in the Management Agreement, with an affirmative two-thirds vote by the Company's

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2010 (unaudited)

9. Related-Party Transactions (Continued)

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

10. Stockholders' Equity

        The Company's authorized capital stock consists of 100,000,000 shares of preferred stock, $0.01 par value per share, and 500,000,000 shares of common stock, $0.01 par value per share.

        The Company declared a dividend of $0.22 per share of common stock for the quarter ended March 31, 2010 on March 4, 2010. The dividend was paid on April 15, 2010 to common stockholders of record as of March 31, 2010. The Company also declared a dividend of $0.25 per share of common stock for the quarter ended June 30, 2010. The dividend was paid on July 15, 2010 to common stockholders of record as of June 30, 2010. The Company further declared a dividend of $0.33 per share of common stock for the quarter ended September 30, 2010. The dividend was paid on October 15, 2010 to common stockholders of record as of September 30, 2010. On November 10, 2010, the Company declared a dividend of $0.40 per share of common stock for the quarter ended December 31, 2010. The dividend is payable on January 17, 2011 to common stockholders of record as of December 31, 2010.

        The Company declared dividends of $0.01 and $0.10 per share of common stock for the third and fourth quarters of 2009, respectively, on September 18, 2009. The dividends were paid January 29, 2010, to common stockholders of record on October 31, 2009 and December 30, 2009, respectively.

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

        The Company granted each of its four independent directors 2,200 restricted shares concurrently with its initial public offering, with a total fair value of approximately $175,000. The grant will vest ratably in three annual installments on each of the first, second, and third anniversaries of the grant date, subject to the director's continued service. In addition, effective August 19, 2010, the Company granted each of its four independent directors an additional 1,000 restricted shares, with a total fair value of approximately $75,000. The grant will vest in one annual installment on the first anniversary of the grant, subject to the director's continued service. For the three and nine months ended September 30, 2010, approximately $30,000 and $52,000, respectively, was included in general and

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2010 (unaudited)

10. Stockholders' Equity (Continued)

administrative expense related to the grants. For the period ended September 30, 2009, approximately $7,000 was included in general and administrative expense related to the grants.

        In August 2009, the Company granted 1,037,500 restricted stock units with a fair value of approximately $20.8 million at the grant date to the Manager under the Manager Equity Plan. The grant will vest ratably in quarterly installments over three years beginning on October 1, 2009. 86,458 shares vest each quarter and for the three and nine month periods ended September 30, 2010, approximately $1.7 million and $4.6 million, respectively, were included in management fees related to this grant. On the one year anniversary of the vesting start date, 345,832 shares were issued to the Manager. For the period ended September 30, 2009, approximately $811,000 was included in management fees related to this grants.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2010 (unaudited)

10. Stockholders' Equity (Continued)

        The Company granted to an employee 5,000 restricted stock units with a fair value of $100,000 under the Starwood Property Trust, Inc. Equity Plan in August 2009. The award was scheduled to vest ratably in quarterly installments over three years beginning on October 1, 2009. Upon the departure of this employee, the Company issued 1,250 shares of its common stock relating to the vested portion of the award, while the remaining 3,750 unvested units were forfeited. For the three and nine month periods ended September 30, 2010, approximately $0 and $16,000, respectively, was included in general and administrative expense related to this grant. For the period ended September 30, 2009, approximately $4,000 was included in general and administrative expense related to this grant.

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants to Independent Directors	Restricted Stock Unit Grants to Employees	Restricted Stock Unit Grants to Manager	Total
January 1, 2010	8,800	4,583	951,042	964,425
Granted	6,200	—	—	6,200
Vested	(2,199)	(833)	(259,375)	(262,407)
Forfeited	(2,200)	(3,750)	—	(5,950)

September 30, 2010	10,601	—	691,667	702,268

Vesting Schedule

	Restricted Stock Grants to Independent Directors	Restricted Stock Unit Grants to Employees	Restricted Stock Unit Grants to Manager	Total
2010	—	—	86,458	86,458
2011	6,932	—	345,832	352,764
2012	2,937	—	259,377	262,314
2013	732	—	—	732

Total	10,601	—	691,667	702,268

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2010 (unaudited)

11. Net Income per Share

        Net income per share for the three and nine month periods ended September 30, 2010 is computed as follows (amounts in thousands except share and per share):

	Three-Months Ended September 30	Nine-Months Ended September 30	For the Period from August 17, 2009 (Inception) Through September 30, 2009
Basic and Diluted:
Net income (loss) attributable to Starwood Property Trust, Inc.	$22,683	$39,473	$(1,919)
Weighted average number of shares of common stock outstanding	47,837,616	47,750,058	47,575,000
Basic net income (loss) per share	$0.47	$0.83	$(0.04)
Weighted average number of shares of diluted stock outstanding	48,626,550	48,626,550	47,575,000
Diluted net income (loss) per share	$0.47	$0.81	$(0.04)

12. Fair Value of Financial Instruments

        GAAP establishes a hierarchy of valuation techniques based on the observability of inputs utilized in measuring financial instruments at fair values. GAAP establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The three levels of the hierarchy under GAAP are described below:

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

        The Company anticipates that a significant portion of its assets subject to these disclosure requirements, and carried at fair value on a recurring basis, will fall in Level II in the valuation hierarchy.

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

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2010 (unaudited)

12. Fair Value of Financial Instruments (Continued)

        The following table presents the Company's financial instruments carried at fair value on a recurring basis in the consolidated balance sheet as of September 30, 2010.

	As of September 30, 2010*
	Total	Level I	Level II	Level III
Mortgage-backed securities	$355,274	$—	$355,274	$—
Other investments	9,715	9,715	—	—
Derivative liabilities	(11,317)	—	(11,317)	—

Total	$353,672	$9,715	$343,957	$—

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

        The following table presents the fair value of all of the Company's financial instruments not carried at fair value on the consolidated balance sheet as of September 30, 2010.

	Carry Value as of September 30, 2010	Fair Value as of September 30, 2010
Financial Assets:
Loans	$825,597	$860,796
Loans held in securitization trust	$50,290	$50,635
Other investments	$6,000	$6,000
Financial Liabilities:
Secured financing agreements	$452,731	$445,442
Collateralized debt obligation in securitization trust	$54,305	$54,305

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2010 (unaudited)

12. Fair Value of Financial Instruments (Continued)

	Carry Value as of December 31, 2009	Fair Value as of December 31, 2009
Financial Assets:
CMBS	$245,896	$249,457
Loans	$214,521	$215,575
Financial Liabilities:
Secured financing agreements	$171,394	$170,868

13. Commitments and Contingencies

        In connection with the Company's initial public offering, the Company is required to pay $27.2 million of underwriters' fees if Core Earnings exceed an 8% performance threshold over four consecutive quarters as defined in the purchase agreement entered into with the underwriters. Based on the Company's original and current business plan, it expects to achieve this level of earnings. Therefore, the Company recorded a deferred liability and an offsetting reduction in additional paid-in capital for the full $27.2 million.

        The Company has unfunded commitments totaling $3.7 million related to an investment, please see Note 5 for additional information.

        Management is not aware of any other contractual obligations, legal proceedings, or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on the Company's financial statements.

14. Subsequent Events

        On November 10, 2010, the Company declared a dividend of $0.40 per share of common stock for the quarter ended December 31, 2010. The dividend is payable on January 17, 2011 to common stockholders of record as of December 31, 2010.

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

Overview

        Starwood Property Trust, Inc. (together with its subsidiaries, the "Company") is a Maryland corporation that commenced operations on August 17, 2009 upon completion of our initial public offering. We are focused on originating, investing in, and financing and managing commercial mortgage loans and other commercial real estate debt investments, commercial mortgage-backed securities ("CMBS"), and other commercial real estate-related debt investments. We also invest in residential mortgage loans and residential mortgage-backed securities ("RMBS"). We collectively refer to commercial mortgage loans, other commercial real estate debt investments, CMBS, other commercial real estate-related debt investments and residential mortgage loans as our target assets. In addition, the Company makes certain short term investments in RMBS that are used by the Company as an alternative to its available cash that has not been deployed while the Company identifies appropriate investments.

        Our objective is to provide attractive risk adjusted returns to our investors over the long term, primarily through dividends and secondarily through capital appreciation. We intend to employ leverage, to the extent available, to fund the acquisition of our target assets and to increase potential returns to our stockholders. We are organized as a holding company that conducts its business primarily through three wholly-owned subsidiaries, SPT Real Estate Sub I, LLC, SPT TALF Sub I, LLC, and SPT Operations, LLC. We have formed joint ventures (the "Joint Ventures") with Starwood Hospitality Fund II and Starwood Opportunity Fund VIII in accordance with the co-investment and allocation agreement with SPT Management, LLC (our "Manager"). Each Joint Venture is owned 75% by us and is consolidated into our consolidated financial statements. As of September 30, 2010, the only assets held by the Joint Ventures were a net $31.4 million investment in AAA rated class A2 CMBS financed through the Term Asset-Backed Securities Loan Facility ("TALF"). A separate asset held in a joint venture (a net $11.2 million investment in a first mortgage in Avon, Colorado) was repaid as of September 30, 2010.

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

Recent Developments for the Nine Months Ended September 30, 2010

        For the nine months ended September 30, 2010, we had entered into agreements or consummated transactions representing net investments or commitments to invest approximately $958.9 million. Our primary business is originating and acquiring commercial mortgage related loans and during the nine months ended September 30, 2010 we acquired and originated commercial mortgage loans with an original carry value of approximately $803.3 million. We also invested $18.5 million in CMBS, $122.1 million in RMBS and $15.0 million in other investments. During the nine months ended September 30, 2010, we entered into two separate master repurchase and securities contracts (each, a "Repurchase Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"). The first Repurchase Agreement, which closed on March 31, 2010, has been fully drawn and provided $280 million of secured financing for the Company. The second Repurchase Agreement, which closed on August 6, 2010, provides for the purchase or origination by the Company of up to $350 million of commercial mortgage loans (and participations therein) and mezzanine loans. As of September 30, 2010, $5.0 million has been drawn against this facility.

        The following table sets forth certain information regarding our investment portfolio as of September 30, 2010:

Investment	Property Type	Carry Value	Face Amount	% Owned	Financing	Net Investment	Weighted Average Rating	Vintage
Loans, first mortgages	Assorted	$498,415	$511,904	100%	$262,076	$236,339	N/A	2005 - 2010
Loans, subordinated debt	Assorted	377,472	440,972	100%	73,655	303,817	N/A	1999 - 2005
CMBS—AFS	Assorted	276,470	275,362	81%*	171,305	105,165	AA-	2001 - 2010
RBS—AFS	Residential	78,804	90,774	100%	—	78,804	BB-	2001 - 2007
Other Investments	Assorted	15,715	15,029	100%	—	15,715	N/A	N/A

		$1,246,876	$1,334,041		$507,036	$739,840

*
Reflects one joint venture in which the Company has a 75% ownership interest

        Our loan and mortgage backed securities portfolio at September 30, 2010 is diversified by property type and US geographic region as follows:

Collateral Property Type	As of September 30, 2010	As of December 31, 2009	Geographic Location	As of September 30, 2010	As of December 31, 2009
Hospitality	24.3%	32.7%	Northeast	10.0%	14.1%
Industrial	7.5%	26.5%	Mid-Atlantic	10.1%	14.8%
Office	29.3%	18.0%	Southeast	12.8%	35.9%
Retail	29.5%	16.2%	Southwest	7.5%	5.3%
Multifamily	8.8%	5.1%	Midwest	31.4%	8.7%
Other	0.5%	1.2%	West	15.8%	17.2%
Mixed Use	0.1%	0.3%	Other	12.4%	4.0%

	100.0%	100.0%		100.0%	100.0%

Distributions to Stockholders

        On November 10, 2010, the Company declared a dividend of $0.40 per share of common stock for the quarter ended December 31, 2010. The dividend is payable on January 17, 2011 to common stockholders of record as of December 31, 2010.On August 9, 2010, we declared a dividend of $0.33 per share of common stock for the quarter ended September 30, 2010, which was paid on October 15, 2010 to common stockholders of record as of September 30, 2010. On May 6, 2010, we declared a dividend of $0.25 per share of common stock for the quarter ended June 30, 2010, which was paid on July 15, 2010 to common stockholders of record as of June 30, 2010. On March 4, 2010, we declared a dividend of $0.22 per share of common stock for the quarter ended March 31, 2010, which was paid on April 15, 2010 to common stockholders of record as of March 31, 2010. We also declared a dividend of

$0.10 per share of common stock for the quarter ended December 31, 2009, which was paid on January 29, 2010 to common stockholders of record as of December 30, 2009.

        The Company declared dividends of $0.01 and $0.10 per share of common stock for the third and fourth quarters of 2009, respectively, on September 18, 2009. The dividends were paid on January 29, 2010, to common stockholders of record on October 31, 2009 and December 30, 2009, respectively.

Critical Accounting Policies and Use of Estimates

        Refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2009 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" for full discussion of our critical accounting policies.

Results of Operations

        We began our principal operations on August 17, 2009. Although we have made substantial progress in deploying the proceeds of our initial public offering and private placement transactions, we have proceeds available from existing financings as well as expected future financing proceeds to be further deployed. Results for the initial period of our operations may not be indicative of the results we expect when our investment strategy has been fully implemented.

        Net income attributable to Starwood Property Trust, Inc. for the three and nine month periods ended September 30, 2010 was approximately $22.7 million and $39.5 million respectively, or $0.47 and $0.83, respectively, per weighted average share of basic common stock ($0.47 and $0.81 diluted). We earned investment income of approximately $27.8 million and $63.2 million, respectively, and incurred approximately $5.0 million and $10.0 million, respectively, in interest expense, for net investment income of approximately $22.8 million and $53.2 million, respectively, for the three and nine month periods ended September 30, 2010. Approximately $0.6 million and $1.5 million, respectively, of the net investment income was attributable to non-controlling interests. In addition, we earned approximately $0.2 million and $1.1 million, respectively, in interest income on cash balances.

        For the three and nine month periods ended September 30, 2010, our non-investment expenses totaled $8.6 million and $21.8 million, respectively, and consisted of $3.4 and $10.3 million of base management fees payable to our Manager, $1.6 and $1.6 million of accrued incentive fee, $1.8 and $4.7 million of non-cash stock-based expense related to the amortization of grants issued to our Manager upon completion of our initial public offering, and $1.8 and $5.2 million of other general and administrative expenses. The other general and administrative expense includes insurance, professional fees, officer compensation costs, and general overhead costs for the Company. There was no incentive management fee incurred during the nine months ended September 30, 2010.

        Our net loss attributable to common shareholders for the period August 17, 2009 (Inception) through September 30, 2009 was approximately $1.9 million or $0.04 per weighted average common share (basic and diluted). We earned investment income on our portfolio of CMBS of approximately $865,000 and incurred approximately $253,000 of interest expense, for a net interest margin of approximately $612,000. In addition, we earned approximately $583,000 in interest income on cash balances.

        For the period August 17, 2009 through September 30, 2009, our non-investment expenses totaled $3.0 million and consisted of $1.7 million of base management fees payable to our Manager, $0.8 million of non-cash stock-based expense related to the amortization of grants issued to our Manager upon completion of our initial public offering, and $0.5 million of other general and administrative expenses. The other general and administrative expense includes insurance, professional fees, employee compensation costs, and general overhead costs for the Company. There was no incentive management fee incurred for the period ended September 30, 2009.

Cash Flows

        Cash and cash equivalents were $217.0 million as of September 30, 2010, down from $645.1 million as of December 31, 2009. The $428.1 million decrease was primarily attributable to investment activity during the nine months ended September 30, 2010 of $748.7 million. Financing activities provided cash of $306.2 million and operating activities provided cash of $14.3 million during the nine months ended September 30, 2010.

        Net cash provided by operating activities for the nine months ended September 30, 2010 was approximately $14.3 million, including approximately $1.5 million of operating income attributable to non-controlling interests. The net income for the period was $41.0 million. Non-cash charges for stock-based compensation, amortization of deferred loan fees and discounts, amortization of deferred financing costs and amortization of net discount on MBS decreased cash by $3.0 million. The net change in operating assets and liabilities decreased cash flows by $15.0 million and consisted of a $0.5 million increase in accounts payable and accrued expenses, related party payable and other liabilities and a decrease in interest receivables, receivable for securities sold and other assets of $15.5 million. The net change in unrealized loss on currency hedges and remeasurement gain on foreign currency denominated assets of $1.3 million was offset by realized gains on the sale of loans of $9.3 million and realized gain on the sale of available-for-sale securities of $0.8 million.

        Net cash used in investing activities for the nine months ended September 30, 2010 totaled $748.7 million and related primarily to the acquisition of new loans of $801.6 million, new mortgage-backed securities of $140.5 million, other investments of $15.0 million and purchased interest of $2.8 million offset by proceeds from sales of MBS of $25.4 million, principal repayments on loans and MBS of $10.0 million and $22.9 million, respectively, loan maturities of $114.7 million and proceeds from the sale of loans of $38.2 million.

        Net cash provided by financing activities related primarily to the approximately $279.0 million of net proceeds from the drawdown of the first Repurchase Agreement, $5 million from the second Repurchase Agreement, and $54.3 million of net proceeds from the loans pledged to the securitization trust. In addition, net contributions from non-controlling interests were approximately $1.6 million offset by the payment of dividends to our shareholders of $28.2 million, deferred financing costs of $2.9 million and principal repayments on the borrowings of $2.6 million.

        Cash and cash equivalents were $892.7 as of September 30, 2009. Financing activities provided cash of $1.1 billion, offset by cash used in operating activities of $0.4 million and investing activities of $207.9 million.

        Net cash used by operating activities for the period ended September 30, 2009 was approximately $0.4 million, including approximately $0.1 million of operating income attributable to non-controlling interests. The net loss for the period was $1.8 million. Non-cash charges for stock-based compensation, amortization of discounts, and amortization of deferred financing costs increased cash by $0.8 million. Operating assets and liabilities increased cash flow by $0.6 million and consisted of $2.4 million increase from accounts payable and accrued expenses, related party payable and other liabilities offset by a decrease in interest receivable and other assets of $1.8 million.

        Net cash used by investing activities for the period ended September 30, 2009 totaled $207.9 million and related primarily to the acquisition of mortgage-backed securities of $202.6 million, purchased interest of $$0.3 million, and contractual deposits of $5.0 million.

        Net cash provided by financing activities for the period ended September 30, 2009 of $1.1 billion primarily related to the $951.5 million proceeds from common stock offerings and $171.6 million in proceeds from borrowings from secured financing arrangements. In addition, net contributions from non-controlling interests were approximately $7.9 million offset by $29.6 million for the payment of underwriting and offering costs, deferred financing costs of $0.3 million and principal repayments on borrowings of $0.1 million.

Liquidity and Capital Resources

        Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders, and other general business needs. We will use significant cash to purchase our target assets, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations. Our primary sources of cash currently consist of payments of principal and interest we receive on our portfolio of assets, cash generated from our operations and financing arrangements such as the Repurchase Agreements with Wells Fargo Bank, National Association ("Wells Fargo").

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

        As of September 30, 2010, we had cash and cash equivalents of $217.0 million, including $0.7 million related to borrower reserve funds maintained in an unrestricted account, as compared to $645.1 million of cash and cash equivalents as of December 31, 2009.

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

        In addition, the Company has made certain short term investments in RMBS that are used by the Company as an alternative to its available cash that has not been deployed while the Company identifies appropriate investments. The Company has allocated to an amount that at all times can be no greater than 10% of the Company's total assets to be invested in RMBS with expected durations of 15 months or less and has engaged a third party manager who specializes in RMBS to execute the purchase of RMBS. As of September 30, 2010, the Company's investments in RMBS and CMBS classified as available for sale had a fair value of $78.8 million and $276.5 million respectively.

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

        As of September 30, 2010, the Company has entered into two separate Repurchase Agreements with Wells Fargo. The first Repurchase Agreement closed on March 31, 2010 and provided for advances of up to $280 million based on an average advance rate of 70% of the approximately $400 million loan pool securing the facility under the first Repurchase Agreement. Advances under the first Repurchase Agreement accrue interest at LIBOR plus 3.0% and matures on May 13, 2013. The second Repurchase Agreement closed on August 6, 2010 and matures on August 6, 2013, subject to two one year extension options, each of which may be exercised by us upon the satisfaction of certain conditions set forth in the second Repurchase Agreement. Advances under the second Repurchase Agreement accrue interest at LIBOR plus a margin of between 1.75% and 6.0% depending on the type of asset. As of September 30, 2010, $5.0 million has been drawn against this facility.

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

        The amount of leverage we will deploy for particular investments in our target assets will depend upon our Manager's assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial and residential mortgage markets, our outlook for the level, slope, and volatility of interest rates, the credit quality of our assets, the collateral underlying our assets, and our outlook for asset spreads relative to the LIBOR curve. Under our current Repurchase Agreement, our total leverage may not exceed 75%, excluding the TALF loans and related securities and adjusted to remove the impact of the consolidation of VIEs pursuant to GAAP.

Contractual Obligations and Commitments

        Contractual obligations as of September 30, 2010 are as follows (amounts in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Secured financings, including interest payable	$495,623	$227,869	$267,754	$—	$—
Deferred underwriting fees	27,195	—	27,195	—	—
Total	$522,818	$227,869	$294,949	$—	$—

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

        Incentive Fee.    From August 17, 2009 (the effective date of the Management Agreement), our Manager is entitled to be paid the incentive fee described below with respect to each calendar quarter (or part thereof that the management agreement is in effect) if (1) our Core Earnings (as defined below) for the previous 12-month period (or part thereof that the management agreement is in effect) exceeds an 8% threshold, and (2) our Core Earnings for the 12 most recently completed calendar quarters (or part thereof that the management agreement is in effect) is greater than zero.

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

Off-Balance Sheet Arrangements

        As of September 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2010, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities.

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

        Our Core Earnings for the period January 1, 2010 through September 30, 2010 were approximately $47.0 million or $0.97 per weighted average share. The table below provides a reconciliation of our net income to Core Earnings for this period:

        September 30, 2010 Reconciliation of Net Income to Core Earnings

	Amounts	Per Share
Net income attributable to Starwood Property Trust, Inc.	$39,473	$0.81
Add back for non-cash stock-based compensation	4,685	0.10
Add back for accrued incentive fee	1,556	0.03
Add back for net unrealized foreign currency loss	1,318	0.03

Core Earnings	$47,032	$0.97

        Our Core Earnings for the same period was approximately ($1.1 million) or ($0.02) per weighted average share. The table below provides a reconciliation of net income to Core Earnings for the period August 11, 2009 through September 30, 2009:

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

        At September 30, 2010, the S&P ratings of our CMBS available-for-sale portfolio were as follows:

S&P Rating	Carry Value	Percentage
AAA	$209,073	75.6%
BBB	11,253	4.1%
BB+	18,998	6.9%
BB	2,860	1.0%
B+	9,940	3.6%
B-	9,681	3.5%
CCC+	4,145	1.5%
CCC-	10,520	3.8%

	$276,470	100.0%

        At December 31, 2009, the S&P ratings of our CMBS held-to-maturity portfolio were as follows:

S&P Rating	Carry Value	Percentage
AAA	$202,646	82.4%
A	1,384	0.6%
BBB	8,917	3.6%
BBB-	9,355	3.8%
BB+	12,680	5.2%
BB	10,914	4.4%

	$245,896	100.0%

        At September 30, 2010, the S&P ratings of our RMBS available-for-sale portfolio were as follows:

S&P Rating	Carry Value	Percentage
AAA	$2,862	3.6%
AA-	68	0.1%
A	302	0.4%
BBB	7,677	9.7%
BBB-	2,138	2.7%
BB+	249	0.3%
BB	20,630	26.2%
BB-	9,743	12.4%
B+	6,856	8.7%
B	14,624	18.6%
B-	876	1.1%
CCC	10,277	13.0%
CC	790	1.0%
D	1,712	2.2%

	$78,804	100.0%

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

        At September 30, 2010, approximately $120.6 million, or 13.8%, of our loans were LIBOR based variable rate loans. The majority of our investments were secured by pools of fixed-rate loans and were primarily classified as held-to-maturity investments. The following table summarizes the net investment income for a 12 month period and the change in fair value of our investments and indebtedness assuming an instantaneous increase or decrease of 100 basis points in the LIBOR interest rate curve, both adjusted for the effects of our interest rate hedging activities (dollars in thousands):

	Assets (Liabilities) Subject to Interest Rate Sensitivity (Par Amount)	100 Basis Point Increase	100 Basis Point Decrease
Investment income from variable-rate investments	$211,750	$2,118	$(2,118)
Investment expense from variable-rate indebtedness	—	—	—

Net investment income from variable rate instruments	$211,750	$2118	$(2,118)

Fair value of fixed-rate investments	$1,051,852	(23,593)	24,755
Fair value of fixed rate indebtedness	455,442	(5,945)	5,787

Net fair value of fixed-rate instruments	$1, 507,294	$(17,648)	$18,968

Item 4.    Controls and Procedures.

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

        No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter and nine month period ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Starwood Property Trust, Inc.
Date: November 9, 2010	By:	/s/ BARRY S. STERNLICHT Barry S. Sternlicht Chief Executive Officer Principal Executive Officer
	By:	/s/ JEROME SILVEY Jerome Silvey Principal Financial and Accounting Officer

 INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

  Item 1. Condensed Consolidated Financial Statements.
Starwood Property Trust, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited, amounts in thousands, except share and per share data)
Starwood Property Trust, Inc. and Subsidiaries Condensed Consolidated Statements of Operations (Unaudited, amounts in thousands, except share and per share data)
Starwood Property Trust, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited, amounts in thousands)
Starwood Property Trust, Inc. and Subsidiaries Condensed Consolidated Statement of Cash Flows (Unaudited, amounts in thousands)
Starwood Property Trust, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements September 30, 2010 (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures.
  Item 1. Legal Proceedings.
  Item 1A. Risk Factors.
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Removed and Reserved
  Item 6. Exhibits.
SIGNATURES
INDEX TO EXHIBITS