Form 10-K
period 2010-12-31
STARWOOD PROPERTY TRUST, INC.
filed 2011-03-01
CIK 1465128

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-34436

Starwood Property Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	27-0247747 (I.R.S. Employer Identification Number)
591 West Putnam Avenue Greenwich, Connecticut (Address of Principal Executive Offices)	06830 (Zip Code)

Registrant's phone number, including area code (203) 422-8100

         Securities registered pursuant to 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	New York Stock Exchange

         Securities registered pursuant to 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer, large accelerated filer, and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2010, the aggregate market value of the voting stock held by non-affiliates was $789,446,250 based on the reported last sale price of our common stock on June 30, 2010. Shares of our common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that persons are affiliates for any other purposes.

         The number of shares of the issuer's common stock, $0.01 par value, outstanding as of February 28, 2011 was 71,032,424.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Definitive Proxy Statement to be filed on or about March 31, 2010 (the "Proxy Statement") are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

        These forward-looking statements are based largely on our current beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors that may cause actual results to vary from our forward-looking statements include, but are not limited to:

  •
  factors described in this Annual Report on Form 10-K, including those set forth under the captions "Risk Factors" and "Business";

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

PART I

Item 1.    Business.

        The following description of the business should be read in conjunction with the information included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2010. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in "Risk Factors" and elsewhere in this Annual Report on Form 10-K. References in this Annual Report on Form 10-K to "we," "our," "us," or the "Company," refer to Starwood Property Trust, Inc. All amounts are in thousands (000's) except share and per share data.

General

        Starwood Property Trust, Inc. is a Maryland corporation that commenced operations on August 17, 2009, upon the completion of our initial public offering. We are focused primarily on originating, investing in, financing and managing commercial mortgage loans and other commercial real estate debt investments, commercial mortgage-backed securities ("CMBS"), and other commercial real estate-related debt investments. In addition, we may also invest in commercial properties subject to net leases, residential mortgage loans and residential mortgage-backed securities ("RMBS"). We collectively refer to commercial mortgage loans, other commercial real estate debt investments, CMBS, other commercial real estate-related debt investments, residential mortgage loans, commercial properties subject to net leases, and RMBS as our target assets. We make certain investments in RMBS that we use as a primary alternative investment for our available cash.

        Our objective is to provide attractive risk adjusted returns to our investors over the long term, primarily through dividends and secondarily through capital appreciation. In order to achieve these objectives, we are focusing on asset selection and the relative value of various sectors within the debt market to construct a diversified investment portfolio designed to produce attractive returns across a variety of market conditions and economic cycles. We intend to employ leverage, to the extent available, to fund the acquisition of our target assets and to increase potential returns to our stockholders. We are organized as a holding company and conduct our business primarily through our various subsidiaries.

        Since the closing of our initial public offering, we have focused primarily on opportunities that exist in the U.S. commercial mortgage loan, commercial real estate debt, and CMBS and RMBS markets. As market conditions change over time, we may adjust our strategy to take advantage of changes in interest rates and credit spreads as well as economic and credit conditions. We believe that the diversification of our portfolio of assets, our expertise among the target asset classes, and the flexibility of our strategy will position us to generate attractive risk-adjusted returns for our stockholders in a variety of assets and market conditions.

        We are externally managed and advised by SPT Management, LLC (our "Manager") pursuant to the terms of a management agreement. Our manager is controlled by Barry Sternlicht, our Chairman and Chief Executive Officer. SPT Management, LLC is an affiliate of Starwood Capital Group, a privately-held private equity firm founded and controlled by Mr. Sternlicht. Since its inception in 1991, Starwood Capital Group (including Starwood Capital-named affiliates controlled by Mr. Sternlicht) has sponsored numerous opportunistic funds, including dedicated debt funds, dedicated hotel funds and several standalone and co-investment partnerships.

        We have elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2009. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders and maintain our qualification as a REIT. We also operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the "1940 Act").

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

  •
  structuring transactions with an amount of leverage that reflects the risk of the underlying asset's cash flow stream, attempting to match the rate and duration of the financing with the underlying asset's cash flow, and hedging speculative characteristics; and

  •
  seeking to take advantage of pricing dislocations created by distressed sellers or distressed capital structures and pursuing investments with attractive risk-reward profiles.

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

  •
  securitizations; and

  •
  public offerings of our equity or debt securities.

        We may also utilize other sources of financing to the extent available to us.

Our Target Assets

        We invest in target assets secured primarily by U.S. collateral. We may originate or acquire loans and other debt investments backed by commercial real estate ("CRE"), where the realizable value of the underlying real estate collateral is deemed to be more than the price paid for the loans or securities, as applicable. We may also invest in commercial properties subject to net leases, as well as in residential mortgage loans and RMBS. We may invest in performing and non-performing mortgage loans and other real estate-related loans and debt investments, but we will not target any "near term loan to own" investments, which our Manager considers to be mortgage loans or other real estate-related loan or debt investments where the proposed originator or acquiror of any such investment has the intent and/or expectation of foreclosing on, or otherwise acquiring the real property securing the loan or investment at any time within the first 18 months of its origination or acquisition of the loan or investment. We may acquire target assets through portfolio or other acquisitions. Our Manager targets markets where it has a view on the expected cyclical recovery as well as expertise in the real estate collateral underlying the assets being acquired. We seek situations where a lender or holder of a loan or security is in a compromised situation due to the relative size of its CRE portfolio, the magnitude of non-performing loans, or regulatory/rating agency issues driven by potential capital adequacy or concentration issues.

        Our target assets include the following types of loans and other investments with respect to commercial real estate:

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

  •
  mezzanine loans:  loans made to commercial property owners that are secured by pledges of the borrower's ownership interests in the property and/or the property owner, subordinate to whole mortgage loans secured by first or second mortgage liens on the property and senior to the borrower's equity in the property;

  •
  construction or rehabilitation loans:  mortgage loans and mezzanine loans to finance the cost of construction or rehabilitation of a commercial property;

  •
  CMBS:  securities which are collateralized by commercial mortgage loans, including:

  •
  senior and subordinated investment grade CMBS,

  •
  below investment grade CMBS, and

  •
  unrated CMBS;

  •
  corporate bank debt:  term loans and revolving credit facilities of commercial real estate operating or finance companies, each of which are generally secured by such companies' assets;

  •
  corporate bonds:  debt securities issued by commercial real estate operating or finance companies which may or may not be secured by such companies' assets, including:

  •
  investment grade corporate bonds,

  •
  below investment grade corporate bonds,

  •
  unrated corporate bonds, and

  •
  net leases:  commercial properties subject to net leases, which leases typically have longer terms than gross leases, require tenants to pay substantially all of the operating costs associated with the properties and often have contractually specified rent increases throughout their terms.

        Our target assets also include the following types of loans and debt investments relating to residential real estate:

  •
  residential mortgage loans:  loans secured by a first mortgage lien on a residential property; and

  •
  RMBS:  securities collateralized by residential mortgage loans, including:

  •
  Agency RMBS:  RMBS for which a U.S. Government agency or a federally chartered corporation guarantees payments of principal and interest on the securities, and

  •
  Non-Agency RMBS:  RMBS that are not guaranteed by any U.S. Government agency or federally chartered corporation.

Our Portfolio

Investment Activities

        The following table sets forth the amount of each category of commercial real estate investments we owned across various property types as of December 31, 2010:

Investment	Carrying Value	Face Amount	% Owned	Financing	Net Investment	Weighted Average Rating	Vintage
First mortgages
Loan acquisitions	$490,408	$525,488	100%	$326,094	$164,314	N/A	1999 - 2008
Loan originations	461,736	466,305	100%	63,086	398,650	N/A	2009 - 2010

Total first mortgages*	952,144	991,793		389,180	562,964

Subordinated loans and mezzanine loans
Loan acquisitions	378,112	438,729	100%	73,260	304,852	N/A	1999 - 2007
Loan originations	94,987	95,083	100%	—	94,987	N/A	2010

Total subordinated debt	473,099	533,812		73,260	399,839
CMBS—AFS**	275,155	275,268	81%^	171,305	103,850	AA-	2001 - 2010
RMBS—AFS**	122,525	140,576	100%	—	122,525	BB-	2003 - 2007
Other Investments	14,177	13,299	100%	—	14,177	N/A	N/A

	$1,837,100	$1,954,748		$633,745	$1,203,355

*
Includes loans held-for-sale at fair value, refer to Footnote 13

**
Commercial and residential mortgage-backed, available-for-sale ("AFS") securities.

^
Reflects one consolidated joint venture in which the Company has a 75% ownership interest

        As of December 31, 2010, the Company's total investment portfolio had the following characteristics based on carrying values:

Collateral Property Type		Geographic Location
Hospitality	40.4%	Northeast	10.9%
Industrial	5.1%	Mid-Atlantic	9.4%
Office	19.6%	Southeast	11.5%
Retail	23.8%	Southwest	8.5%
Residential	6.9%	Midwest	23.5%
Other	1.6%	West	19.8%
Mixed Use	2.6%	International	16.4%

	100.0%		100.0%

        As of December 31, 2010, all of our investments were performing as expected.

        The following table sets forth the amount of each category of commercial real estate investments we owned across various property types as of December 31, 2009:

Investment	Carrying Value	Face Amount	% Owned	Financing	Net Investment	Weighted Average Rating	Vintage
First mortgages
Loan acquisitions	$78,080	$104,702	100%	$—	$78,080	N/A	1999
Loan originations	104,702	107,722	100%	—	104,702	N/A	2009

Total first mortgages	182,782	212,424		—	182,782
Subordinated loans and mezzanine loans
Loan acquisitions	31,739	42,560	100%	—	31,739	N/A	1999
Loan originations	—	—		—	—	N/A

Total subordinated debt	31,739	42,560		—	31,739
CMBS—HTM***	245,896	256,411	79%^	171,394	74,502	AAA	2001 - 2007
RMBS—AFS	—	—		—	—

	$460,417	$511,395		$171,394	$289,023

***
Commercial and residential mortgage-backed, held-to-maturity ("HTM") securities.

^
Reflects one consolidated joint venture in which the Company has a 75% ownership interest.

        As of December 31, 2009, the Company's total investment portfolio had the following characteristics based on carrying values:

Collateral Property Type		Geographic Location
Hospitality	32.7%	Northeast	14.1%
Industrial	26.5%	Mid-Atlantic	14.8%
Office	18.0%	Southeast	35.9%
Retail	16.2%	Southwest	5.3%
Residential	5.1%	Midwest	8.7%
Other	1.2%	West	17.2%
Mixed Use	0.3%	International	4.0%

	100.0%		100.0%

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

Loans

        Our primary focus is to build a portfolio of commercial mortgage loans at attractive risk adjusted returns by focusing on the underlying real estate fundamentals and credit analysis of the borrowers. For the year ended December 31, 2010, we originated 10 loans and acquired 21 loans in the secondary market, as summarized below:

Investment	Carrying Value	Face Amount	Weighted Average Coupon	Weighted Average Life (years)
First mortgages	$901,847	$941,055	6.72%	3.6
Subordinated debt	473,099	533,812	7.09%	4.9
Loans held in securitization trust	50,297	50,738	5.00%	4.4

Total Loans	$1,425,243	$1,525,605

        We continually monitor borrower performance and complete a detailed, loan-by-loan formal credit review on a quarterly basis. The results of this review are incorporated into our quarterly assessment of the adequacy of loan loss reserves. As of December 31, 2010, all loans were performing as expected and no allowance for loan losses was deemed necessary.

TALF Financed CMBS

        During the period ended December 31, 2009, we invested a net $23 million in AAA rated Class A2 CMBS at an average price of 99.97% of par. There were no TALF CMBS securities purchased during 2010. The CMBS are secured by diversified pool of fixed rate commercial mortgage loans and had a weighted average coupon at acquisition of approximately 5.69%.

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

Single-Borrower Commercial Mortgage-Backed Securities

        During the year ended December 31, 2010 and the period from August 17, 2009 (Inception) to December 31, 2009, we invested $18.5 million and $43.0 million, respectively, in various CMBS, which are secured by a single mortgage on one or more properties and were acquired on average at 84% of par. For the year ended December 31, 2010, approximately $29.8 million, or 44% of the CMBS, are investment grade, with the balance rated BBB or higher by Standard & Poor's Ratings Services, Inc. ("S&P") or an equivalent rating, and the majority are secured by high quality hotel assets in markets with significant barriers to entry. The underwriting indicates limited principal risk, but base case analysis assumes maximum extensions under the terms of the offering documents governing such bonds. Approximately $54.3 million, or 80% of the CMBS, are fixed rate with a weighted average coupon of

6.5%. The $13.6 million floating rate CMBS pay an average spread of 1.30% over the index, which is the one month London Interbank Offered Rate ("LIBOR").

December 31, 2010	Cost	Unrealized Gains	Unrealized Losses	Total Fair Value Adjustment	Fair Value	Weighted Average Coupon	Weighted Average Rating	Weighted Average Life (Years)
CMBS	$266,764	$9,074	$(683)	$8,391	$275,155	5.58%	AA-	1.84
RMBS	120,827	2,495	(797)	1,698	122,525	0.57%	BB-	1.29

	$387,591	$11,569	$(1,480)	$10,089	$397,680

December 31, 2009	Cost	Unrealized Gains	Unrealized Losses	Total Fair Value Adjustment	Fair Value^^	Weighted Average Coupon	Weighted Average Rating	Weighted Average Life (Years)
CMBS	$245,896	$3,561	$—	$—	$249,457	5.65%	AAA	2.84
RMBS	—	—	—	—	—

	$245,896	$3,561	$—	$—	$249,457

^^
As of December 31, 2009, all CMBS were classified as "held-to-maturity." Therefore, this represents the book value of the CMBS securities.

Summary of Interest Characteristics

        As described in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 7A—"Quantitative and Qualitative Disclosures about Market Risk," we utilize certain interest rate risk management techniques, including both asset/liability matching and certain other hedging transactions, in order to mitigate our exposure to interest rate risk.

        As of December 31, 2010, 73.8% of our investments were comprised of fixed rate loans and securities with a weighted average coupon of 7.75% and weighted average life of 3.4 years, whereas 25.4% of our investments were comprised of variable rate loans and securities with a LIBOR based index with a weighted average spread of 1.76% and weighted average life of 3.9 years and 0.8% of our investments represented other investments.

        As of December 31, 2009, 97.6% of our investments were comprised of fixed rate loans and securities with a weighted average coupon of 7.0%. Only 2.4% of our investments, or approximately $11.1 million, of single borrower CMBS was variable rate with a LIBOR based index.

Summary of Maturities

        As of December 31, 2010, our investment portfolio had a weighted average maturity of 3.5 years, based on management's judgment of extension options being exercised. The table below shows the carrying value expected to mature annually over the next ten years.

Year of Maturity	Number of Investments Maturing		Carrying Value	% of Total
2011	47	*	$464,660	25.5%
2012	9		152,744	8.4%
2013	5		278,754	15.3%
2014	6		192,041	10.5%
2015	4		294,506	16.2%
2016	6		271,792	14.9%
2017	3		78,855	4.3%
2018	—		—	0.0%
2019	—		—	0.0%
2020 and thereafter	9		89,571	4.9%

Total	89		$1,822,923	100.0%

*
Includes 34 RMBS with a carrying value of $122.5 million as of December 31, 2010.

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

        In the judgment of management, existing statutes and regulations have not had a material adverse effect on our business. In the wake of the recent financial crisis, legislators in the United States and in other countries have said that greater regulation of financial services firms is needed, particularly in areas such as risk management, leverage and disclosure. While we expect that new regulations in these areas will be adopted in the future, it is not possible at this time to forecast the exact nature of any future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition or results of operations or prospects.

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

The Manager

        We are externally managed and advised by our Manager and benefit from the personnel, relationships and experience of our Manager's executive team and other personnel of Starwood Capital Group. Pursuant to the terms of a management agreement between our Manager and us, our Manager provides us with our management team and appropriate support personnel. Pursuant to an investment advisory agreement between our Manager and Starwood Capital Group Management, LLC, our Manager has access to the personnel and resources of Starwood Capital Group necessary for the implementation and execution of our business strategy.

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

        Our Manager draws upon the experience and expertise of Starwood Capital Group's team of professionals and support personnel operating in eleven cities across six countries. Our Manager also benefits from Starwood Capital Group's dedicated asset management group operating in offices located in the United States and abroad. We also benefit from Starwood Capital Group's portfolio management, finance and administration functions, which address legal, compliance, investor relations and operational matters, asset valuation, risk management and information technologies in connection with the performance of our Manager's duties.

Taxation of the Company

        We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), for federal income tax purposes. We generally must distribute annually at least 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Code, which relate to organizational structure, diversity of stock ownership and certain restrictions with regard to owned assets and categories of income. If we qualify for taxation as a REIT, we will generally not be subject to United States federal corporate income tax on our taxable income that is currently distributed to stockholders.

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

        The Company formed several taxable REIT subsidiaries ("TRS") in 2010 to reduce the impact of the prohibited transaction tax and to avoid penalty for the holding of assets not qualifying as real estate assets for purposes of the REIT asset tests. Any income associated with a TRS is fully taxable because a TRS is subject to federal and state income taxes as a domestic C corporation based upon its net income.

        See Item 1A—"Risk Factors—Risks Related to Our Taxation as a REIT" for additional tax status information.

Leverage Policies

        We employ leverage, to the extent available, to fund the acquisition of our target assets and to increase potential returns to our stockholders. Although we are not required to maintain any particular minimum leverage ratio, the amount of leverage we deploy for particular investments in our target assets depends upon our Manager's assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial and residential mortgage markets, our outlook for the level, slope, and volatility of interest rates, the credit quality of our assets, the collateral underlying our assets, and our outlook for asset spreads relative to the LIBOR curve. As of December 31, 2010, our ratio of total debt to equity (including non-controlling interests) was 47.5%.

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

  •
  not more than 25% of our equity will be invested in any individual asset without the consent of a majority of our independent directors; and

  •
  any investment of up to $25 million requires the approval of our Chief Executive Officer; any investment from $25 million to $75 million requires the approval of our Manager's Investment Committee; any investment from $75 million to $150 million requires the approval of the Investment Committee of our board of directors and our Manager's Investment Committee; and any investment in excess of $150 million requires the approval of our board of directors.

        These investment guidelines may be changed from time to time by our board of directors without the approval of our stockholders. In addition, both of our Manager and our board of directors must approve any change in our investment guidelines that would modify or expand the types of assets in which we invest.

Available Information

        Our website address is www.starwoodpropertytrust.com. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other filings as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the "SEC"), and also makes available on our website the charters for the Audit, Compensation,

Nominating and Corporate Governance and Investment Committees of the Board of Directors and our Codes of Business Conduct and Ethics and Code of Conduct for Principal Executive Officer and Senior Financial Officers, as well as our corporate governance guidelines. Copies in print of these documents are available upon request to our corporate Secretary at the address indicated on the cover of this report. The information on our website is not a part of, nor is it incorporated by reference into, this Annual Report on Form 10-K.

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

Risks Related to Our Relationship with Our Manager

We are dependent on Starwood Capital Group, including our Manager, and their key personnel, who provide services to us through the management agreement, and we may not find a suitable replacement for our Manager and Starwood Capital Group if the management agreement is terminated, or for these key personnel if they leave Starwood Capital Group or otherwise become unavailable to us.

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

        We offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager's officers and key personnel. The initial term of our management agreement with our Manager, and the investment advisory agreement between our Manager and Starwood Capital Group Management, LLC only extends until August 17, 2012, with automatic one-year renewals thereafter. If the management agreement and the investment advisory agreement are terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

There are various conflicts of interest in our relationship with Starwood Capital Group, including our Manager, which could result in decisions that are not in the best interests of our stockholders.

        We are subject to conflicts of interest arising out of our relationship with Starwood Capital Group, including our Manager. Specifically, Mr. Sternlicht, our Chief Executive Officer and the Chairman of our board of directors, Mr. Dishner, one of our directors, and certain of our executive officers are executives of Starwood Capital Group. Our Manager and executive officers may have conflicts between their duties to us and their duties to, and interests in, Starwood Capital Group and its other investment funds. Currently, the Starwood Private Real Estate Funds collectively have the right to invest 25% of the equity capital proposed to be invested by any investment vehicle managed by an entity controlled by Starwood Capital Group in debt interests relating to real estate. Our co-investment rights are subject to, among other things, (i) the determination by our Manager that the proposed investment is suitable for us, and (ii) our Manager's sole discretion as to whether or not to exclude from our investment portfolio at any time any "medium-term loan to own" investment, which our Manager considers to be mortgage loans or other real estate-related loan or debt investments where the proposed originator or acquirer of any such investment has the intent and/or expectation of foreclosing on, or otherwise acquiring the real property securing the loan or investment at any time between 18 and 48 months of its origination or acquisition of the loan or investment. In addition, in the case of opportunities to invest in a portfolio of assets including both equity and debt real estate related investments, we would not have the co-investment rights described above if our Manager determines that less than 50% of the aggregate anticipated investment returns from the portfolio is expected to come from our target assets. Since we are subject to the judgment of our Manager in the application of our co-investment rights, we may not always be allocated 75% of each co-investment opportunity in our target asset classes. The Starwood Private Real Estate Funds' co-investment rights are expected to be in effect for up to three years following our initial public offering, which closed on August 17, 2009. Our independent directors periodically review our Manager's and Starwood Capital Group's compliance with the co-investment provisions described above, but they do not approve each co-investment by the Starwood Private Real Estate Funds and us unless the amount of capital we invest in the proposed co-investment otherwise requires the review and approval of our independent directors pursuant to our investment guidelines. Pursuant to the exclusivity provisions of the Starwood Private Real Estate Funds, our investment strategy may not include (i) equity interests in real estate, or (ii) "near-term loan to own" investments. These funds' exclusivity rights are expected to be in effect for up to three years following our initial public offering, which closed on August 17, 2009. Therefore, our board of directors does not have the flexibility to expand our investment strategy to include equity interests in real estate or "near-term loan to own" investments prior to the expiration of the exclusivity provisions of these Starwood Private Real Estate Funds. Our Manager, Starwood Capital Group and their respective affiliates may sponsor or manage a U.S. publicly traded investment vehicle that invests generally in real estate assets but not primarily in our target assets, or a potential competing vehicle. Our Manager and Starwood Capital Group have also agreed that for so long as the management agreement is in effect and our Manager and Starwood Capital Group are under common control, no entity controlled by Starwood Capital Group will sponsor or manage a potential competing vehicle or private or foreign competing vehicle, unless Starwood Capital Group adopts a policy that either (i) provides for the fair and equitable allocation of investment opportunities among all such vehicles and us, or (ii) provides us the right to co-invest with such vehicles, in each case subject to the suitability of each investment opportunity for the particular vehicle and us and each such vehicle's and our availability of cash for investment. To the extent that we have co-investment rights with these vehicles in the future, there can be no assurance that these future rights will entitle us to a similar percentage allocation as we currently have with respect to the Starwood Private Real Estate Funds. To the extent that our Manager and Starwood Capital Group adopt an investment allocation policy in the future, we may nonetheless compete with these vehicles for investment opportunities sourced by our Manager and Starwood Capital Group. As a result, we may either not be presented with the opportunity or may have to compete with these vehicles to acquire these investments. Some or all of our executive officers, the members of the Investment Committee of our Manager and other key personnel of our Manager would likely be responsible for selecting investments for these vehicles and they may choose to allocate favorable investments to one or more of these vehicles instead of to us.

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

        We pay our Manager substantial base management fees regardless of the performance of our portfolio. Our Manager's entitlement to a base management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. This in turn could hurt both our ability to make distributions to our stockholders and the market price of our common stock.

        As noted above, we do not have any employees except for Mr. Sossen, our Executive Vice President, General Counsel and Chief Compliance Officer, who Starwood Capital Group has seconded to us exclusively. Mr. Sossen is also an employee of other entities affiliated with our Manager and, as a result, is subject to potential conflicts of interest in service as our employee and as an employee of such entities.

The management agreement with our Manager was not negotiated on an arm's-length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party and may be costly and difficult to terminate.

        Our executive officers and three of our seven directors are executives of Starwood Capital Group. Our management agreement with our Manager was negotiated between related parties and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

        Termination of the management agreement with our Manager without cause is difficult and costly. Our independent directors will review our Manager's performance and the management fees annually and, following the initial three-year term, the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors based upon: (1) our Manager's unsatisfactory performance that is materially detrimental to us, or (2) a determination that the management fees payable to our Manager are not fair, subject to our Manager's right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager will be provided 180 days prior notice of any such a termination. Additionally, upon such a termination, the management agreement provides that we will pay our Manager a termination fee equal to three times the sum of the average annual base management fee and incentive fee received by our Manager during the prior 24-month period before such termination, calculated as of the end of the most recently completed fiscal quarter. In addition, we would also be required to refund our Manager for its partial payment of the initial underwriting discount it paid in connection with our initial public offering irrespective of whether or not during any full four calendar quarter period during the 24 full calendar quarters after the consummation of our initial public offering our Core Earnings, as described below, for any such four-quarter period exceeds the product of (x) the weighted average of the issue price per share of all public offerings of our common stock, multiplied by the weighted average number of shares outstanding (including any restricted stock units, any restricted shares of common stock and any other shares of common stock underlying awards granted under our equity incentive plans) in such four-quarter period and (y) 8%. These provisions may increase the cost to us of terminating the management agreement and adversely affect our ability to terminate our Manager without cause.

        Core Earnings is a non-generally accepted accounting principle measure and is defined as generally accepted accounting principles ("GAAP") net income (loss) excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization of real estate (to the extent that we own properties), any unrealized gains, losses or other non-cash items recorded in net income for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors.

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

        Pursuant to the management agreement, our Manager does not assume any responsibility other than to render the services called for thereunder and is not responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our Manager maintains a contractual as opposed to a fiduciary relationship with us. Under the terms of the management agreement, our Manager, its officers, members, personnel, any person controlling or controlled by our Manager and any person providing sub-advisory services to our Manager will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary's stockholders or partners for acts or omissions performed in accordance with and pursuant to the management agreement, except because of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the management agreement. In addition, we have agreed to indemnify our Manager, its officers, stockholders, members, managers, directors, personnel, any person controlling or controlled by our Manager and any person providing sub-advisory services to our Manager with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts or omissions of our Manager not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the management agreement.

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

        In order to avoid any actual or perceived conflicts of interest with our Manager, Starwood Capital Group or any of the Starwood parties, we have adopted a conflicts of interest policy to specifically address some of the conflicts relating to our investment opportunities. Although under this policy the approval of a majority of our independent directors is required to approve (i) any purchase of our assets by any of the Starwood parties and (ii) any purchase by us of any assets of any of the Starwood parties, there is no assurance that this policy will be adequate to address all of the conflicts that may arise or will address such conflicts in a manner that results in the allocation of a particular investment opportunity to us or is otherwise favorable to us. In addition, the Starwood Private Real Estate Funds currently, and additional competing vehicles may in the future, participate in some of our investments, possibly at a more senior level in the capital structure of the underlying borrower and related real estate than our investment. Our interests in such investments may also conflict with the interests of these funds in the event of a default or restructuring of the investment. Participating investments will not be the result of arm's length negotiations and will involve potential conflicts between our interests and those of the other participating funds in obtaining favorable terms. Since our executives are also executives of Starwood Capital Group, the same personnel may determine the price and terms for the investments for both us and these funds and there can be no assurance that any procedural protections, such as obtaining market prices or other reliable indicators of fair value, will prevent the consideration we pay for these investments from exceeding their fair value or ensure that we receive terms for a particular investment opportunity that are as favorable as those available from an independent third party.

Our board of directors has approved very broad investment guidelines for our Manager and does not approve each investment and financing decision made by our Manager unless required by our investment guidelines.

        Our Manager is authorized to follow very broad investment guidelines. Our board of directors will periodically review our investment guidelines and our investment portfolio but will not, and will not be required to, review all of our proposed investments, except if the investment requires us to commit either at least $150 million of capital or 25% of our equity in any individual asset. In addition, in conducting periodic reviews, our board of directors may rely primarily on information provided to them by our Manager. Furthermore, our Manager may use complex strategies, and transactions entered into by our Manager may be costly, difficult or impossible to unwind by the time they are reviewed by our board of directors. Our Manager has great latitude within the broad parameters of our investment guidelines in determining the types and amounts of target assets it decides are attractive investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results. Further, decisions made and investments and financing arrangements entered into by our Manager may not fully reflect the best interests of our stockholders.

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

        Our business is highly dependent on communications and information systems of Starwood Capital Group. Any failure or interruption of Starwood Capital Group's systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

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

        In addition, the events of September 11th created significant uncertainty regarding the ability of real estate owners of high profile assets to obtain insurance coverage protecting against terrorist attacks at commercially reasonable rates, if at all. With the enactment of the Terrorism Risk Insurance Act of 2002 (the "TRIA"), and the subsequent enactment of the Terrorism Risk Insurance Program Reauthorization Act of 2007, which extended the TRIA through the end of 2014, insurers must make terrorism insurance available under their property and casualty insurance policies, but this legislation does not regulate the pricing of such insurance. The absence of affordable insurance coverage may adversely affect the general real estate lending market, lending volume and the market's overall liquidity and may reduce the number of suitable investment opportunities available to us and the pace at which we are able to make investments. If the properties underlying our interests are unable to obtain affordable insurance coverage, the value of our interests could decline, and in the event of an uninsured loss, we could lose all or a portion of our investment.

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

        Our access to sources of financing will depend upon a number of factors, over which we have little or no control, including:

  •
  general market conditions;

  •
  the market's view of the quality of our assets;

  •
  the market's perception of our growth potential;

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

        To the extent structured financing arrangements are unavailable, we may have to rely more heavily on additional equity issuances, which may be dilutive to our stockholders, or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our stockholders and other purposes. We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause us to curtail our asset acquisition activities and/or dispose of assets, which could negatively affect our results of operations.

We may incur significant debt, which will subject us to increased risk of loss and may reduce cash available for distributions to our stockholders, and our governing documents contain no limitation on the amount of debt we may incur.

        Subject to market conditions and availability, we may incur significant debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders and the lenders' and rating agencies' estimate of the stability of our investment portfolio's cash flow. Our governing documents contain no limitation on the amount of debt we may incur. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

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

        Our primary interest rate exposures relate to the following:

  •
  Changes in interest rates may affect the yield on our investments and the financing cost of our debt, as well as the performance of our interest rate swaps that we utilize for hedging purposes, which could result in operating losses for us should interest expense exceed interest income;

  •
  Declines in interest rates may reduce the yield on existing floating rate assets and/or the yield on prospective investments;

  •
  Changes in the level of interest rates may affect our ability to source investments.

  •
  Increases in the level of interest rates may negatively impact the value of our investments and our ability to realize gains from the disposition of assets.

  •
  Increases in the level of interest rates may increase the credit risk of our assets by negatively impacting the ability of our borrower's to pay debt service on our floating rate loan assets, refinance our assets upon maturity, and can negatively impact the value of the real estate collateral supporting our investments through the impact increases in interest rates can have on property valuation capitalization rates.

In the event we utilize non-recourse long-term securitizations, such structures may expose us to risks which could result in losses to us.

        We may utilize non-recourse long-term securitizations of our investments in mortgage loans, especially loan originations. Prior to any such financing, we may seek to finance these investments with relatively short-term facilities until a sufficient portfolio is accumulated. As a result, we would be subject to the risk that we would not be able to acquire, during the period that any short-term facilities are available, sufficient eligible assets to maximize the efficiency of a securitization. We also would bear the risk that we would not be able to obtain new short-term facilities or would not be able to renew any short-term facilities after they expire should we need more time to seek and acquire sufficient eligible assets for a securitization. In addition, conditions in the capital markets, including the current unprecedented volatility and disruption in the capital and credit markets, may not permit a non-recourse securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets. While we would intend to retain the unrated equity and the non-investment grade bond components of securitizations and, therefore, still have exposure to any investments included in such securitizations, our inability to enter into such securitizations would increase our overall exposure to risks associated with direct ownership of such investments, including the risk of default. Our inability to refinance any short-term facilities would also increase our risk because borrowings thereunder would likely be recourse to us as an entity. If we are unable to obtain and renew short-term facilities or to consummate securitizations to finance our investments on a long-term basis, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price.

Any warehouse facilities that we obtain may limit our ability to acquire assets, and we may incur losses if the collateral is liquidated.

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

The utilization of any repurchase facility we obtain will be subject to the pre-approval of the lender.

        We may utilize, if available, repurchase agreements to finance the purchase of certain investments. In order to borrow funds under a repurchase agreement, the lender has the right to review the potential assets for which we are seeking financing and approve such asset in its sole discretion. Accordingly, we may be unable to obtain the consent of a lender to finance an investment and alternate sources of financing for such asset may not exist.

A failure to comply with restrictive covenants in our repurchase agreements and bank credit facility would have a material adverse affect on us, and any future financings may require us to provide additional collateral or pay down debt.

        We are subject to various restrictive covenants contained in our existing financing arrangements and may become subject to additional covenants in connection with future financings. Our credit agreement contains covenants that restrict our ability to incur additional debt or liens, make certain investments or acquisitions, merge, consolidate or transfer or dispose of substantially all assets or otherwise dispose of property and assets, pay dividends and make certain other restricted payments, change the nature of our business, and enter into transactions with affiliates. The credit agreement, as well as our master repurchase agreements, each requires us to maintain compliance with various financial covenants, including a minimum tangible net worth and cash liquidity, and specified financial ratios, such as total debt to total assets and EBITDA to fixed charges. These covenants may limit our flexibility to pursue certain investments or incur additional debt. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We may also be subject to cross-default and acceleration rights and, with respect to collateralized debt, the posting of additional collateral and foreclosure rights upon default. Further, this could also make it difficult for us to satisfy the distribution requirements necessary to maintain our status as a REIT for U.S. federal income tax purposes.

        These types of financing arrangements also involve the risk that the market value of the loans pledged or sold by us to the repurchase agreement counterparty or provider of the bank credit facility may decline in value, in which case the lender may require us to provide additional collateral or to repay all or a portion of the funds advanced. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. Posting additional collateral would reduce our liquidity and limit our ability to leverage our assets. If we cannot meet these requirements, the lender could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from them, which could materially and adversely affect our financial condition and ability to implement our business plan. In addition, in the event that the lender files for bankruptcy or becomes insolvent, our loans may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to bank credit facilities and increase our cost of capital.

If one or more of our Manager's executive officers are no longer employed by our Manager, financial institutions providing any financing arrangements we may have may not provide future financing to us, which could materially and adversely affect us.

        If financial institutions that we seek to finance our investments require that one or more of our Manager's executives continue to serve in such capacity and if one or more of our Manager's executives are no longer employed by our Manager, it may constitute an event of default and the financial institution providing the arrangement may have acceleration rights with respect to outstanding borrowings and termination rights with respect to our ability to finance our future investments with that institution. If we are unable to obtain financing for our accelerated borrowings and for our future investments under such circumstances, we could be materially and adversely affected.

We utilize non-recourse long-term securitizations, and such structures expose us to risks, which could result in losses to us.

        We utilize non-recourse long-term securitizations of our investments in mortgage loans, especially loan originations, to the extent consistent with the maintenance of our REIT qualification and exemption from the 1940 Act in order to generate cash for funding new investments. This involves conveying a pool of assets to a special purpose vehicle (or the issuing entity) which issues one or more classes of non-recourse notes pursuant to the terms of an indenture. The notes are secured by the pool of assets. In exchange for the transfer of assets to the issuing entity, we receive the cash proceeds on the sale of non-recourse notes and a 100% interest in the equity of the issuing entity. The securitization of our portfolio investments might magnify our exposure to losses on those portfolio investments because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. Moreover, we cannot be assured that we will be able to access the securitization market in the future, or be able to do so at favorable rates. The inability to consummate securitizations of our portfolio to finance our investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business.

Risks Related to Hedging

We enter into hedging transactions that could expose us to contingent liabilities in the future.

        Subject to maintaining our qualification as a REIT, part of our investment strategy involves entering into hedging transactions that require us to fund cash payments in certain circumstances (such as the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument). The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses will be reflected in our results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.

Hedging against interest rate exposure may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.

        Subject to maintaining our qualification as a REIT, we pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

  •
  interest rate hedging can be expensive and may result in us receiving less interest income;

  •
  available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

  •
  due to a credit loss, the duration of the hedge may not match the duration of the related liability;

  •
  the amount of income that a REIT may earn from hedging transactions (other than hedging transactions that satisfy certain requirements of the Code or that are done through a taxable REIT subsidiary ("TRS")) to offset interest rate losses is limited by U.S. federal tax provisions governing REITs;

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

        The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in significant losses.

We may fail to qualify for, or choose not to elect, hedge accounting treatment.

        We record derivative and hedging transactions in accordance with GAAP. Under these standards, we may fail to qualify for, or choose not to elect, hedge accounting treatment for a number of reasons, including if we use instruments that do not meet the definition of a derivative (such as short sales), we fail to satisfy hedge documentation and hedge effectiveness assessment requirements or our instruments are not highly effective. If we fail to qualify for hedge accounting treatment, our operating results may be volatile because changes in the fair value of the derivatives that we enter into may not be offset by a change in the fair value of the related hedged transaction or item.

We enter into derivative contracts that could expose us to contingent liabilities in the future.

        Subject to maintaining our qualification as a REIT, we enter into derivative contracts that could require us to fund cash payments in the future under certain circumstances (e.g., the early termination of the derivative agreement caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the derivative contract). The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses may materially and adversely affect our results of operations and cash flows.

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

        Until appropriate investments can be identified, our Manager may invest our cash in interest-bearing short-term investments, including Agency RMBS, AAA-rated CMBS and money market accounts and/or funds, which are consistent with our intention to qualify as a REIT. These investments are expected to provide a lower net return than we will seek to achieve from investments in our target assets. Our Manager intends to conduct due diligence with respect to each investment and suitable investment opportunities may not be immediately available. Even if opportunities are available, there can be no assurance that our Manager's due diligence processes will uncover all relevant facts or that any investment will be successful.

The lack of liquidity in our investments may adversely affect our business.

        The lack of liquidity of our investments in real estate loans and investments other than certain of our investments in mortgage-backed securities ("MBS") may make it difficult for us to sell such investments if the need or desire arises. Many of the securities we purchase are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or their disposition except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws. In addition, certain investments such as B-Notes, mezzanine loans and bridge and other loans are also particularly illiquid investments due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower's default. As a result, we expect many of our investments will be illiquid and if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our Manager has or could be attributed with material, non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

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

        We operate in a highly competitive market for investment opportunities. Our profitability depends, in large part, on our ability to acquire our target assets at attractive prices. In acquiring our target assets, we compete with a variety of institutional investors, including other REITs, commercial and investment banks, specialty finance companies, public and private funds (including other funds managed by Starwood Capital Group), commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Several other REITs have recently raised significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. Government, if we are not eligible to participate in programs established by the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, competition for investments in our target assets may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

The commercial mortgage loans we acquire and the mortgage loans underlying our CMBS investments are subject to the ability of the commercial property owner to generate net income from operating the property as well as the risks of delinquency and foreclosure.

        Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income-producing property can be adversely affected by, among other things,

  •
  tenant mix;

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

        Our investments in CMBS are subject to losses. In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or B-Note, if any, then by the "first loss" subordinated security holder (generally, the "B-Piece" buyer) and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, mezzanine loans or B-Notes, and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related MBS. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments.

We may not control the special servicing of the mortgage loans included in the CMBS in which we invest and, in such cases, the special servicer may take actions that could adversely affect our interests.

        With respect to the CMBS in which we invest, overall control over the special servicing of the related underlying mortgage loans will be held by a "directing certificateholder" or a "controlling class representative," which is appointed by the holders of the most subordinate class of CMBS in such series. Because we focus on acquiring classes of existing series of CMBS originally rated AAA, we do not have the right to appoint the directing certificateholder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificateholder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests.

If our Manager overestimates the yields or incorrectly prices the risks of our investments, we may experience losses.

        Our Manager values our potential investments based on yields and risks, taking into account estimated future losses on the mortgage loans and the underlying collateral included in the securitization's pools, and the estimated impact of these losses on expected future cash flows and returns. Our Manager's loss estimates may not prove accurate, as actual results may vary from estimates. In the event that our Manager underestimates the asset level losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment.

Our investments in corporate bank debt and debt securities of commercial real estate operating or finance companies are subject to the specific risks relating to the particular company and to the general risks of investing in real estate-related loans and securities, which may result in significant losses.

        We invest in corporate bank debt and may invest in debt securities of commercial real estate operating or finance companies. These investments involve special risks relating to the particular company, including its financial condition, liquidity, results of operations, business and prospects. In particular, the debt securities are often non-collateralized and may also be subordinated to its other obligations. We also invest in debt securities of companies that are not rated or are rated non-investment grade by one or more rating agencies. Investments that are not rated or are rated non-investment grade have a higher risk of default than investment grade rated assets and therefore may result in losses to us. We have not adopted any limit on such investments.

        These investments also subject us to the risks inherent with real estate-related investments, including:

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

        Many of our investments do not conform to conventional loan standards applied by traditional lenders and either will not be rated or will be rated as non-investment grade by the rating agencies. The non-investment grade ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers' credit history, the properties' underlying cash flow or other factors. As a result, these investments will have a higher risk of default and loss than investment grade rated assets. Any loss we incur may be significant and may reduce distributions to our stockholders and adversely affect the market value of our common stock. There are no limits on the percentage of unrated or non-investment grade rated assets we may hold in our investment portfolio.

Any credit ratings assigned to our investments will be subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.

        Some of our investments may be rated by Moody's Investors Service, Fitch Ratings, S&P, DBRS, Inc. or Realpoint LLC. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

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

        We may acquire bridge loans secured by first lien mortgages on a property to borrowers who are typically seeking short-term capital to be used in an acquisition, construction or rehabilitation of a property. The typical borrower under a bridge loan has usually identified an undervalued asset that has been under-managed and/or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower's projections, or if the borrower fails to improve the quality of the asset's management and/or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the bridge loan, and we bear the risk that we may not recover some or all of our initial expenditure.

        In addition, borrowers usually use the proceeds of a conventional mortgage to repay a bridge loan. Bridge loans therefore are subject to risks of a borrower's inability to obtain permanent financing to repay the bridge loan. Bridge loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under bridge loans held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the bridge loan. To the extent we suffer such losses with respect to our bridge loans, the value of our company and the price of our shares of common stock may be adversely affected.

The residential mortgage loans that we may acquire, and that underlie the RMBS we may acquire, are subject to risks particular to investments secured by mortgage loans on residential real estate property.

        Residential mortgage loans are secured by single family residential property and are subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a loan secured by a residential property typically is dependent upon the income or assets of the borrower. A number of factors may impair borrowers' abilities to repay their loans, including:

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

        The value of our investment portfolio will be affected by prepayment rates on our mortgage assets. In many cases, especially residential mortgage assets, borrowers are not prohibited from making prepayments on their mortgage loans. Prepayment rates are influenced by changes in interest rates and a variety of economic, geographic and other factors beyond our control, including, without limitation, housing and financial markets and relative interest rates on fixed rate mortgage loans, and adjustable rate mortgage loans ("ARMs"), and consequently prepayment rates cannot be predicted.

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

        We may acquire non-Agency RMBS backed by collateral pools of mortgage loans that have been originated using underwriting standards that are less restrictive than those used in underwriting "prime mortgage loans." These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories, mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, including increased interest rates and lower home prices, as well as aggressive lending practices, subprime mortgage loans have in recent periods experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with subprime mortgage loans and alternative documentation ("Alt A") mortgage loans, the performance of non-Agency RMBS backed by subprime mortgage loans and Alt A mortgage loans that we may acquire could be correspondingly adversely affected, which could adversely impact our results of operations, financial condition and business.

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

        A decline in the fair value of our assets may require us to recognize an "other-than-temporary" impairment against such assets under GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale.

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

        The presence of hazardous substances may adversely affect an owner's ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of a property underlying one of our debt investments becomes liable for removal costs, the ability of the owner to make payments to us may be reduced, which in turn may adversely affect the value of the relevant mortgage asset held by us and our ability to make distributions to our stockholders.

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

We may invest in triple net leases. Negative market conditions or adverse events affecting tenants, or the industries in which they operate, could have an adverse impact on any triple net lease in which we invest.

        We may enter into triple net leases. If we enter into triple net leases, cash flow from operations depends in part on the ability to lease space to tenants on economically favorable terms. If we enter into triple net leases, we could be adversely affected by various facts and events over which we have limited or no control, such as:

  •
  Lack of demand in areas where our properties are located;

  •
  Inability to retain existing tenants and attract new tenants;

  •
  Oversupply of space and changes in market rental rates;

  •
  Our tenants' creditworthiness and ability to pay rent, which may be affected by their operations, the current economic situation and competition within their industries from other operators;

  •
  Defaults by and bankruptcies of tenants, failure of tenants to pay rent on a timely basis, or failure of tenants to comply with their contractual obligations; and

  •
  Economic or physical decline of the areas where the properties are located.

        At any time, any tenant may experience a downturn in its business that may weaken its operating results or overall financial condition. As a result, a tenant may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent or declare bankruptcy. Any tenant bankruptcy or insolvency, leasing delay or failure to make rental payments when due could result in the termination of the tenant's lease and material losses to us.

        If tenants do not renew their leases as they expire, we may not be able to rent or sell the properties. Furthermore, leases that are renewed, and some new leases for properties that are re-leased, may have terms that are less economically favorable than expiring lease terms, or may require us to incur significant costs, such as renovations, tenant improvements or lease transaction costs. Negative market conditions may cause us to sell vacant properties for less than their carrying value, which could result in impairments. Any of these events could adversely affect cash flow from operations and our ability to make distributions to shareholders and service indebtedness. A significant portion of the costs of owning property, such as real estate taxes, insurance and maintenance, are not necessarily reduced when circumstances cause a decrease in rental revenue from the properties. In a weakened financial condition, tenants may not be able to pay these costs of ownership and we may be unable to recover these operating expenses from them.

        Further, the occurrence of a tenant bankruptcy or insolvency could diminish the income we receive from the tenant's lease or leases. In addition, a bankruptcy court might authorize the tenant to terminate its leases with us. If that happens, our claim against the bankrupt tenant for unpaid future rent would be subject to statutory limitations that most likely would be substantially less than the remaining rent we are owed under the leases. In addition, any claim we have for unpaid past rent, if any, may not be paid in full. As a result, tenant bankruptcies may have a material adverse effect on our results of operations.

The recent actions of the U.S. government for the purpose of stabilizing the financial markets may adversely affect our business.

        The U.S. Government, through the Federal Reserve, the U.S. Treasury, the SEC, the Federal Housing Administration, the FDIC, and other governmental and regulatory bodies have taken or are considering taking various actions to address the financial crisis. For example, on July 21, 2010 President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us and, more generally, the financial services and mortgage industries. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect us, whether or when such changes may be adopted, how such changes may be interpreted and enforced or how such changes may affect us. However, the costs of complying with any additional laws or regulations could have a material adverse effect on our financial condition and results of operations.

        The programs implemented by the U.S. government may also involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. For example, the Helping Families Save Their Homes Act of 2009, which was enacted on May 20, 2009, provides a safe harbor for servicers entering into "qualified loss mitigation plans" with respect to residential mortgages originated before the act was enacted. A servicer's duty to any investor or other party to maximize the net present value of any mortgage being modified will be construed to apply to all investors and other parties and will be deemed satisfied when the following criteria are met: (a) a default on the payment of the mortgage has occurred, is imminent, or is reasonably foreseeable, (b) the mortgagor occupies the property securing the mortgage as his or her principal residence and (c) the servicer reasonably determined that the application of such qualified loss mitigation plan will likely provide an anticipated recovery on the outstanding principal mortgage debt that will exceed the anticipated recovery through foreclosure. Any servicer that is deemed to be acting in the best interests of all investors and parties is relieved of liability to any party owed a duty as discussed above and shall not be subject to any injunction, stay or other equitable relief to such party based solely upon the implementation by the servicer of a qualified loss mitigation plan. The act further provides that any person, including a trustee, issuer and loan originator, shall not be liable for monetary damages or subject to an injunction, stay or other equitable relief based solely upon that person's cooperation with a servicer in implementing a qualified loss mitigation program that meets the criteria set forth above. By protecting servicers from such liabilities, this safe harbor may encourage loan modifications and reduce the likelihood that investors in securitizations will be paid on a timely basis or will be paid in full.

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

        In addition to the foregoing, the U.S. Congress and/or various states and local legislatures may enact additional legislation or regulatory action designed to address the current economic crisis or for other purposes that could have a material adverse effect on our ability to execute our business strategies. To the extent the market does not respond favorably to these initiatives or they do not function as intended, they may not have a positive impact on our business.

Investments outside the United States that are denominated in foreign currencies subject us to foreign currency risks, which may adversely affect our distributions and our REIT status.

        Our investments outside the United States denominated in foreign currencies subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. As a result, changes in exchange rates of any such foreign currency to U.S. dollars may affect our income and distributions and may also affect the book value of our assets and the amount of shareholders' equity.

        Changes in foreign currency exchange rates used to value a REIT's foreign assets may be considered changes in the value of the REIT's assets. These changes may adversely affect our status as a REIT. Further, bank accounts in foreign currency which are not considered cash or cash equivalents may adversely affect our status as a REIT.

Risks Related to Our Organization and Structure

Certain provisions of Maryland law could inhibit changes in control.

        Certain provisions of the Maryland General Corporation Law (the "MGCL") may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. We are subject to the "business combination" provisions of the MGCL that, subject to limitations, prohibit certain business combinations (including a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an "interested stockholder" (defined generally as any person who beneficially owns 10% or more of our then outstanding voting capital stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting capital stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder. After the five-year prohibition, any business combination between us and an interested stockholder generally must be recommended by our board of directors and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of outstanding shares of our voting capital stock and (2) two-thirds of the votes entitled to be cast by holders of voting capital stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These super-majority vote requirements do not apply if our common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by a board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has by resolution exempted business combinations between us and any other person, provided that such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person).

        The "control share" provisions of the MGCL provide that "control shares" of a Maryland corporation (defined as shares which, when aggregated with other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership or control of "control shares") have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, our officers and our personnel who are also our directors. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

        The "unsolicited takeover" provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement takeover defenses, some of which (for example, a classified board) we do not yet have. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide the holders of shares of common stock with the opportunity to realize a premium over the then current market price.

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

        We intend to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the 1940 Act. Because we are a holding company that will conduct its businesses primarily through wholly-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of "investment company" under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a combined value in excess of 40% of the value of our adjusted total assets on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through our subsidiaries. In addition, the assets we and our subsidiaries may acquire are limited by the provisions of the 1940 Act and the rules and regulations promulgated under the 1940 Act, which may adversely affect our performance.

        If the value of securities issued by our subsidiaries that are excepted from the definition of "investment company" by Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we own, exceeds 40% of our adjusted total assets on an unconsolidated basis, or if one or more of such subsidiaries fail to maintain an exception or exemption from the 1940 Act, we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company under the 1940 Act, either of which could have an adverse effect on us and the market price of our securities. If we were required to register as an investment company under the 1940 Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the 1940 Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters.

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

        Under Maryland law generally, a director's actions will be upheld if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

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

        In order for us to qualify as a REIT, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. "Individuals" for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To preserve our REIT qualification, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock. This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

Risks Related to Our Taxation as a REIT

If we do not qualify as a REIT or fail to remain qualified as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our stockholders.

        We intend to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes. We have not requested nor obtained a ruling from the Internal Revenue Service (the "IRS") as to our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements as described below. Accordingly, there can be no assurance that the IRS will not contend that our interests in subsidiaries or in securities of other issuers will not cause a violation of the REIT requirements.

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

        The maximum tax rate applicable to income from "qualified dividends" payable to domestic stockholders that are individuals, trusts and estates has been reduced by legislation to 15% through the end of 2012. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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

        From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue income from mortgage loans, MBS, and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower either directly or pursuant to our involvement in the Legacy Loans Program or other similar programs recently announced by the federal government. If the amendments to the outstanding debt are "significant modifications" under the applicable Treasury regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification.

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

        In order for us to maintain our qualification as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year following our first year. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% of the aggregate value of our outstanding capital stock. Our board may grant an exemption in its sole discretion, subject to such conditions, representations and undertakings as it may determine. The ownership limits imposed by the tax law are based upon direct or indirect ownership by "individuals," but only during the last half of a tax year. The ownership limits contained in our charter key off of the ownership at any time by any "person," which term includes entities. These ownership limitations in our charter are common in REIT charters and are intended to provide added assurance of compliance with the tax law requirements, and to minimize administrative burdens. However, these ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

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

        To qualify as a REIT for federal income tax purposes, we must satisfy ongoing tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts that we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. In addition, in certain cases, the modification of a debt instrument could result in the conversion of the instrument from a qualifying real estate asset to a wholly or partially non-qualifying asset that must be contributed to a TRS or disposed of in order for us to maintain our REIT status. Compliance with the source-of-income requirements may also limit our ability to acquire debt instruments at a discount from their face amount. Thus, compliance with the REIT requirements may hinder our ability to make and, in certain cases, to maintain ownership of, certain attractive investments.

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

        We have entered into financing arrangements that are structured as sale and repurchase agreements pursuant to which we would nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are financings which are secured by the assets sold pursuant thereto. We believe that we would be treated for REIT asset and income test purposes as the owner of the assets that are the subject of any such sale and repurchase agreement notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.

We may be required to report taxable income for certain investments in excess of the economic income we ultimately realize from them.

        We may acquire debt instruments in the secondary market for less than their face amount. The discount at which such debt instruments are acquired may reflect doubts about their ultimate collectability rather than current market interest rates. The amount of such discount will nevertheless generally be treated as "market discount" for U.S. federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made. Payments on residential mortgage loans are ordinarily made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions. In addition, we may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are "significant modifications" under applicable Treasury regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower. In that event, we may be required to recognize taxable gain to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt, even if the value of the debt or the payment expectations have not changed.

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

The "taxable mortgage pool" rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.

        Securitizations could result in the creation of taxable mortgage pools for federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt "disqualified organizations," such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of our income from the taxable mortgage pool. In that case, we may reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax. Moreover, we would be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, which would be treated as sales for federal income tax purposes.

        A REIT's net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a sale of the loans for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.

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

        We may acquire mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan's treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.

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

        The REIT provisions of the Code substantially limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute "gross income" for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we intend to limit our use of advantageous hedging techniques or implement those hedges through a domestic TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        The Company's headquarters are located in Greenwich, Connecticut at 591 West Putnam Avenue in office space leased by the Manager.

Item 3.    Legal Proceedings.

        Currently, no legal proceedings are pending, threatened or, to our knowledge, contemplated against us.

Item 4.    Reserved.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividends

        The Company's common stock has been listed on the New York Stock Exchange (the "NYSE") and is traded under the symbol "STWD" since its initial public offering in August 2009. The following table below sets forth the quarterly high and low prices for our common stock as reported by the New York Stock Exchange, and dividends made by the Company to holders of the Company's common stock for each quarter for the years ended December 31, 2010 and December 31, 2009.

2010	High	Low	Dividend
First quarter	$19.99	$17.96	$0.22	(1)
Second quarter	$19.70	$16.44	$0.25	(2)
Third quarter	$20.20	$16.57	$0.33	(3)
Fourth quarter	$21.73	$19.72	$0.40	(4)

2009	High	Low	Dividend
Third quarter (since August 17, 2009)	$20.61	$19.06	$0.01	(5)
Fourth quarter	$21.71	$18.26	$0.10	(6)

(1)
Our board of directors declared a dividend to stockholders of record on March 31, 2010 which was paid on April 15, 2010.

(2)
Our board of directors declared a dividend to stockholders of record on June 30, 2010, which was paid on July 15, 2010.

(3)
Our board of directors declared a dividend to stockholders of record on September 30, 2010, which was paid on October 15, 2010.

(4)
Our board of directors declared a dividend to stockholders of record on December 31, 2010, which was paid on January 17, 2011.

(5)
Our board of directors declared a dividend to stockholders of record on October 31, 2009, which was paid on January 29, 2010.

(6)
Our board of directors declared a dividend to stockholders of record on December 30, 2009, which was paid on January 29, 2010.

        On March 1, 2011, our board of directors declared a dividend of $0.42 per share for the period ended March 31, 2011, which dividend is payable on April 15, 2011 to common stockholders of record as of March 31, 2011.

        On February 28, 2011, the closing sale price of the common stock, as reported by the NYSE was $23.39 per share.

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

Holders

        As of February 28, 2011, there were ten holders of record of the Company's 71,032,404 shares of common stock issued and outstanding. The ten holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company which itself holds shares on behalf of the beneficial owners of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

        The information required by this item is set forth under Item 12 of this Annual Report on Form 10-K and is incorporated herein by reference.

Stock Performance Graph

CUMULATIVE TOTAL RETURN
Based upon initial investment of $100 on August 11, 2009

	8/11/2009	9/30/2009	12/31/2009	3/31/2010	6/30/2010	9/30/2010	12/31/2010
Starwood Property Trust	100.00	101.30	95.00	98.17	87.49	104.26	114.80
S&P © 500	100.00	106.31	112.14	117.61	103.66	114.77	126.48
Bloomberg REIT Mortgage Index	100.00	107.60	101.07	102.23	99.94	103.09	110.27

Item 6.    Selected Financial Data.

        The following selected financial data should be read in conjunction with Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements, including the notes thereto, included elsewhere herein. All amounts are in thousands, except share and per share data.

	For the Year Ended December 31, 2010	For the Period from August 17, 2009 (Inception) To December 31, 2009
Operating Data:
Interest income	$93,524	$6,927
Interest expense	(15,788)	(1,904)

Net interest margin	77,736	5,023

Total operating expenses	(30,052)	(9,286)

Net income (loss)	58,842	(2,580)

Net income (loss) attributable to Starwood Property Trust, Inc.	57,046	(3,017)

Net income (loss) per share of common stock:
Basic	1.16	(0.06)
Diluted	1.14	(0.06)
Dividends declared per share of common stock	1.20	0.11
Weighted average shares of common stock outstanding:
Basic	49,138,720	47,575,634
Diluted	50,021,824	47,575,634
Balance Sheet Data:
Investments in securities	397,680	245,896
Investments in loans	1,425,243	214,521
Total assets	2,101,405	1,108,786
Total financing arrangements	633,745	171,394
Total liabilities	764,176	212,751
Total Starwood Property Trust, Inc. Stockholders' Equity	1,327,560	887,967
Total Equity	$1,337,229	$896,035

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        Starwood Property Trust, Inc. (together with its subsidiaries, the "Company") is a Maryland corporation that commenced operations on August 17, 2009 upon completion of our initial public offering. We are focused on originating, investing in, and financing and managing commercial mortgage loans and other commercial real estate debt investments, commercial mortgage-backed securities ("CMBS"), and other commercial real estate-related debt investments. In addition, we also invest in commercial properties subject to net leases, residential mortgage loans and residential mortgage-backed securities ("RMBS"). We collectively refer to commercial mortgage loans, other commercial real estate debt investments, CMBS, other commercial real estate-related debt investments, commercial properties subject to net leases, and residential mortgage loans as our target assets. In addition, we make certain investments in RMBS.

        Our objective is to provide attractive risk adjusted returns to our investors over the long term, primarily through dividends and secondarily through capital appreciation. We employ leverage, to the extent available, to fund the acquisition of our target assets and to increase potential returns to our stockholders. In order to achieve these objectives, we are focusing on asset selection and the relative value of various sectors within the debt market to construct a diversified investment portfolio designed to produce attractive returns across a variety of market conditions and economic cycles. We are organized as a holding company that conducts its business primarily through its various subsidiaries. We have formed joint ventures (the "Joint Ventures") with Starwood Hospitality Fund II and Starwood Opportunity Fund VIII, collectively the "Starwood Private Real Estate Funds," in accordance with the co-investment and allocation agreement with SPT Management, LLC (our "Manager"). Each Joint Venture is owned 75% by us and is consolidated into our consolidated financial statements. As of December 31, 2010, the only assets held by the Joint Ventures were a net $36.0 million investment in AAA rated class A2 CMBS financed through the Term Asset-Backed Securities Loan Facility ("TALF"). A separate asset held in a joint venture (a $12.5 million investment in a first mortgage in Avon, Colorado) was repaid as of September 30, 2010.

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

        We have elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with our initial taxable year ended December 31, 2009. We also operate our business in a manner that will permit us to maintain our exemption from registration under the 1940 Act.

        For the year ended December 31, 2010, we had entered into agreements or consummated transactions representing net investments or commitments to invest approximately $1.6 billion. Our primary business is originating and acquiring commercial mortgage related loans and during the twelve months ended December 31, 2010, we acquired and originated commercial mortgage loans with an original carrying value of approximately $1.3 billion. We also invested $18.5 million in CMBS, $233.1 million in RMBS and $15.0 million in other investments. The Company's investment activity for the twelve-months ended December 31, 2010 included the following significant items:

  •
  In February, the Company acquired a $502 million portfolio of 20 performing commercial mortgage loans and B notes. The loans were acquired for approximately $512 million, including $2.5 million of accrued interest.

  •
  In May, the Company originated a $59.0 million first mortgage loan on a 38-story office building located in Chicago, Illinois.

  •
  In May and July, the Company acquired for $72.4 million a discounted purchase of a $90.6 million participation and an additional $37.8 million discounted purchase of a $46.0 million participation in a B note secured by four resorts in the United Kingdom.

  •
  During the third quarter, $114.7 million of the Company's loans were paid off or matured as planned.

  •
  In August, the Company sold three loans, refer to Note 7 to the consolidated financial statements for more information on the securitization.

  •
  In October, the Company originated a $42.2 million B note participation secured by four retail properties in Pennsylvania and Ohio.

  •
  In December, the Company acquired at a discount for $178.8 million a $205.0 million pari passu interest in an approximately $8.3 billion floating rate senior loan made to a worldwide hotel operator. The Company financed the investment with $125.2 million term loan, refer to Note 6 of the consolidated financial statements for more information.

  •
  In December, the Company originated a $206.0 million first mortgage and mezzanine loan secured by 10 full service hotels located across the United States.

        The following table summarizes certain information regarding the investments described above:

Investment	Property Type	Carrying Value	Face Amount	% Owned	Financing	Net Investment	Weighted Average Rating	Vintage
Loan Originations	Assorted	$556,723	$561,388	100%	$63,086	$493,637	N/A	2009 - 2010
Loan Acquisitions	Assorted	868,520	964,217	100%	399,354	469,166	N/A	1999 - 2007
CMBS—AFS	Assorted	275,155	275,268	81% ^	171,305	103,850	AA-	2001 - 2010
RMBS—AFS	Residential	122,525	140,576	100%	—	122,525	BB-	2003 - 2007
Other Investments	Assorted	14,177	13,299	100%	—	14,177	N/A	N/A

		$1,837,100	$1,954,748		$633,745	$1,203,355

^
Reflects one consolidated joint venture in which the Company owns 75%.

Business Objectives and Outlook

        Our objective is to provide attractive risk adjusted returns to our investors over the long term, primarily through dividends and secondarily through capital appreciation. We intend to achieve this objective by directly originating and acquiring target assets to construct a diversified investment portfolio designed to produce attractive returns across a variety of market conditions and economic cycles. We intend to construct a diversified investment portfolio by focusing on our three core competencies: transaction access, asset analysis and selection, and identification of attractive relative values within the real estate debt and equity markets.

        In the last decade, real estate became significantly overpriced as values appreciated well beyond their underlying fundamentals. Following a dramatic correction in the price of real estate over the past several years, including a nearly complete shut-down of the real estate capital markets producing a void of debt and equity capital availability for real estate investing, the real estate capital markets have begun what we believe will be a slow return to a rationally priced and liquid marketplace. Securitization markets have reappeared. Bank and non-bank finance companies have begun to lend again on commercial real estate, albeit at more conservative leverage levels and with more conservative underwriting parameters and assumptions. Commercial real estate values, particularly in gateway cities, have begun to improve as have real estate operating fundamentals in some sectors and geographic areas.

        Since our initial public offering, we capitalized on the dislocation in the credit markets and lack of existing capital, investing in over $1.8 billion of real estate debt at what we believe are attractive risk adjusted returns. As the market recovery continues and competition from both traditional and new lending sources increases, our business plan is evolving away from a focus on the acquisition of assets from distressed sellers to that of a commercial real estate finance platform focused on the direct origination of real estate debt in all parts of the capital structure in both the U.S. and abroad. More specifically, in the months and years ahead, we intend exploit to exploit this recovery in four primary ways:

  1)
  Continue to opportunistically acquire distressed investment opportunities from lender/sellers and equity sponsors as they continue to address the problems associated with the large overhang of significantly overleveraged and undercapitalized real estate projects.

  2)
  Provide debt and equity capital to what should be an increasing supply of moderately overleveraged and undercapitalized real estate projects in need of recapitalization as their current loans come due.

  3)
  Opportunistically provide development and expansion capital to new real estate projects in infill locations.

  4)
  Exploit our origination capacity and the re-emergence of the commercial real estate securitization markets to generate gain on sale income at our taxable REIT subsidiaries through the origination and sale via securitization of moderately leveraged commercial real estate first mortgage loans.

There can be no assurance that the recovery will continue or that we will be able to find appropriate investment opportunities.

Critical Accounting Policies and Use of Estimates

        Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made, based upon information available to us at that time. In accordance with SEC guidance, the following discussion described the accounting policies that apply to our operations that we believe to be most critical to an investor's understanding of our financial results and condition and require complex management judgment and the use of estimates. This summary should be read in conjunction with a more complete discussion of our accounting policies included in Note 2 to the consolidated financial statements in this Annual Report on Form 10-K.

Classification of Investment Securities

        Our MBS investments consist primarily of commercial real estate debt instruments, CMBS, and RMBS that we classify as available-for-sale. Investments classified as available-for-sale are carried at their fair value, with changes in fair value recorded through accumulated other comprehensive income, a component of stockholders' equity, rather than through earnings. We do not hold any of our investment securities for trading purposes.

        When the estimated fair value of a security is less than amortized cost, we consider whether there is an other-than-temporary impairment ("OTTI") in the value of the security. An impairment is deemed an OTTI if (i) we intend to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovering our cost basis, or (iii) we do not expect to recover our cost basis even if we do not intend to sell the security or believe it is more likely than not that we will be required to sell the security before recovering our cost basis. If the impairment is deemed to be an OTTI, the resulting accounting treatment depends on the factors causing the OTTI. If the OTTI has resulted from (i) our intention to sell the security or (ii) our judgment that it is more likely than not that we will be required to sell the security before recovering our cost basis, an impairment loss is recognized in current earnings equal to the difference between our amortized cost basis and fair value. Whereas, if the OTTI has resulted from our conclusion that we will not recover our cost basis even if we do not intend to sell the security or believe it is more likely than not that we will be required to sell the security before recovering our cost basis, the credit loss portion of the impairment is recorded in current earnings and the portion of the loss related to other factors, such as changes in interest rates, continues to be recognized in accumulated other comprehensive income. Determining whether there is an OTTI may require management to exercise significant judgment and make significant assumptions, including, but not limited to, estimated cash flows, estimated prepayments, loss assumptions, and assumptions regarding changes in interest rates. As a result, actual impairment losses could differ from reported amounts. Such judgments and assumptions are based upon a number of factors, including (i) credit of the issuer or the borrower, (ii) credit rating of the security, (iii) key terms of the security, (iv) performance of the loan or underlying loans, including debt service coverage and loan-to-value ratios, (v) the value of the collateral for the loan or underlying loans, (vi) the effect of local, industry, and broader economic factors, and (vii) the historical and anticipated trends in defaults and loss severities for similar securities.

Loans Held-for-Investment

        Loans are classified as held-for-investment based upon management's intent and ability to hold the loans for the foreseeable future. Loans held-for-investment are stated at the principal amount outstanding, net of deferred loan fees and costs. Interest income is recognized using the effective interest method. Net deferred loan fees and origination and acquisition costs are recognized in interest income over the loan term as yield adjustment. Loans that we have a plan to sell or liquidate in the near term are held at the lower of cost or fair value.

Loan Impairment

        We evaluate each loan classified as held-for-investment for impairment on a periodic basis. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. If a loan is considered to be impaired, we record an allowance to reduce the carrying value of the loan to the present value of expected future cash flows discounted at the loan's contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral.

        The Company's loans are typically collateralized by real estate. As a result, the Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Specifically, a property's operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property's liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower's competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such impairment analyses are completed and reviewed by asset management and finance personnel, who utilize various data sources, including (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrower's exit plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and discussions with market participants.

        No provision for losses on specific loans was established as of December 31, 2010 or 2009 as there was no indication of credit deterioration or other factors which would indicate a reserve was necessary. Significant judgment is required when evaluating loans for impairment, therefore, actual results over time could be materially different.

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

        Any changes to the valuation methodology are be reviewed by management to ensure the changes are appropriate. The methods we use may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we anticipate that our valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We use inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.

Derivative Instruments and Hedging Activities

        As required by GAAP, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or we do not elect to apply hedge accounting. The designation of derivative contracts as hedges, the measurement of their effectiveness, and the estimate of the fair value of the contracts all may involve significant judgments by our management, and changes to those judgments could significantly impact our reported results of operations.

Income Taxes

        We have elected to be taxed as a REIT under the Code for federal income tax purposes. We generally must distribute annually at least 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Code, which relate to organizational structure, diversity of stock ownership and certain restrictions with regard to owned assets and categories of income. Many of the REIT requirements are highly technical and complex, and if we fail to qualify as a REIT we would be subject to United States federal corporate income tax on our taxable income.

        The Company formed several taxable REIT subsidiaries ("TRS") in 2010 to reduce the impact of the prohibited transaction tax and to avoid penalty for the holding of assets not qualifying as real estate assets for purposes of the REIT asset tests. Any income associated with a TRS is fully taxable because a TRS is subject to federal and state income taxes as a domestic C corporation based upon its taxable income.

Recent Accounting Pronouncements

        There have been no accounting pronouncements that have been issued but not yet adopted that we believe will have a significant impact on our consolidated financial statements.

Results of Operations

December 31, 2010

        The period from Inception to December 31, 2009 represented approximately four months of operations in which the Company had begun investing the proceeds from its initial public offering. The activity for the year ended December 31, 2010 reflects an entire year of operations in which the Company invested substantially all of the proceeds from its initial public offering and executed a supplemental equity offering. Accordingly, since the two periods are not comparable, a detailed analysis comparing the period from August 17, 2009 ("Inception") to December 31, 2009 to the year ended December 31, 2010 is not provided.

        Net income attributable to Starwood Property Trust, Inc. for the twelve months ended December 31, 2010 was approximately $57.0 million, or $1.16 per weighted average share of basic common stock ($1.14 diluted). We earned investment income of approximately $22.0 million from our MBS portfolio and $71.5 million from our loan portfolio, for total investment income of approximately $93.5 million. Of the $93.5 million in investment income, approximately $79.9 million related to interest and approximately $13.6 million related to the net accretion of fees and discounts. We incurred approximately $15.8 million in interest expense, which was comprised of $12.7 million related to our secured financings, $1.8 million related to hedges and $0.6 million for the amortization of deferred financing costs and interest expense related to our securitization financing. This resulted in net investment income of approximately $77.7 million, of which approximately $1.8 million was attributable to non-controlling interests. In addition to net investment income, we had realized gains on the sale of investments of $11.6 million, which consisted primarily of $9.3 million from the sale of assets into a securitization trust, approximately $2.1 million from the sale of RMBS securities, and approximately $0.2 million from the sale of other investments. We also earned approximately $1.3 million of interest income from cash balances.

        For the twelve months ended December 31, 2010, our non-investment expenses totaled $30.1 million and consisted of $14.1 million of base management fees payable to our Manager, $7.4 million of non-cash stock-based expense related to the amortization of grants issued to our Manager upon completion of our initial public offering and supplemental equity offering, $1.2 million of accrued incentive fee and $7.3 million of other general and administrative expenses. The other general and administrative expenses include insurance, professional fees, officer compensation costs, and general overhead costs.

December 31, 2009

        Principal operations began on August 17, 2009. As of December 31, 2009, the Company had invested approximately $284 million of proceeds from our initial public offering.

        Our net loss for the period August 17, 2009 (Inception) to December 31, 2009 was approximately $3.0 million or $0.06 per weighted average share of common stock (basic and diluted). We earned investment income of approximately $6.9 million and incurred approximately $1.9 million in interest expense, for net investment income of approximately $5.0 million, of which approximately $0.4 million was not attributable to common stockholders. In addition, we earned approximately $1.7 million in interest income on cash balances.

        For the period, our non-investment expenses totaled $9.3 million and consisted of $5.1 million of base management fees payable to our Manager, $2.4 million of non-cash stock-based expense related to the amortization of grants issued to our Manager upon completion of our initial public offering, and $1.8 million of other general and administrative expenses. The other general and administrative expense includes insurance, professional fees, compensation costs, and general overhead costs. There was no incentive fee incurred.

Cash Flows

December 31, 2010

        Cash and cash equivalents were $226.9 million as of December 31, 2010, down from $645.1 million as of December 31, 2009. The $418.2 million decrease was primarily attributable to investment activity totaling approximately $1.2 billion for the year. Financing activities provided net cash of nearly $847.1 million and operating activities decreased cash by approximately $99.7 million for fiscal year 2010.

        Net cash used in operating activities for the year ended December 31, 2010 was approximately $99.7 million, which includes $143.4 million for the purchase of loans held-for-sale. All other operating activities increased cash by $43.8 million, including approximately $1.8 million of operating income attributable to non-controlling interests. The net income for the period was approximately $58.8 million. Non-cash charges for stock-based compensation, amortization of deferred loan fees and discounts, amortization of deferred financing costs and amortization of net discount on MBS decreased cash by $5.4 million. The net change in operating assets and liabilities increased cash flows by $0.6 million and consisted of a $8.8 million increase in accounts payable and accrued expenses, related party payable and other liabilities and a decrease in interest receivables and other assets of $8.2 million. The net change in unrealized loss on currency hedges and interest rate swaps and remeasurement gain on foreign currency denominated assets of $1.4 million was offset by realized gains on the sale of loans of $9.3 million, realized gains on the sale of available-for-sale securities of $2.1 million and realized gains on the sale of other investments of $0.3 million.

        Net cash used in investing activities for the year ended December 31, 2010 totaled $1.2 billion and related primarily to the acquisition of new loans held-for-investment of $1.2 billion, new mortgage-backed securities of $204.5 million, other investments of $15.0 million and purchased interest of $3.0 million offset by proceeds from sales of MBS of $58.3 million, principal repayments on loans and MBS of $13.6 million and $38.8 million, respectively, loan maturities of $114.7 million, proceeds from the sales of loans of $38.2 million and proceeds from the sales of other investments of $2.0 million.

        Net cash provided by financing activities during 2010 related primarily to the approximately $279.0 million of net proceeds from the drawdown of the first repurchase agreement with Wells Fargo Bank, National Association ("Wells Fargo"), $68.5 million from the second repurchase agreement with Wells Fargo, $125.2 million from the credit agreement with Bank of America, N.A. ("the BAML Facility"), $5.0 million from a repurchase agreement with Goldman Sachs Mortgage Company, and

$54.1 million of net proceeds from the loans sold to a securitization trust. In addition, proceeds from our supplemental common stock offering of $453.8 million were offset by the payment of dividends to our shareholders of $44.3 million, repayments on borrowings of $69.4 million, payment of underwriting and offering costs of $19.0 million, payment of $4.5 million in deferred financing costs, and net distributions to non-controlling interests of $1.3 million.

December 31, 2009

        Cash and cash equivalents were $645.1 million as of December 31, 2009 and were provided by $1,099.8 million in net proceeds from financing activities and $5.6 million in cash flows from operating activities, offset by $460.3 million in investing activities during the period from Inception to December 31, 2009.

        Net cash provided by financing activities during the period related primarily to approximately $921.1 million of net proceeds from our initial public offering and concurrent private placement. In addition, net non-recourse borrowings under the TALF program were approximately $171.1 million and net contributions from joint venture partners were approximately $7.6 million. Cash flows used in investing activities included $215.4 million used to originate and acquire loans and $245.6 million to acquire CMBS.

        Net cash provided by operating activities for the period from Inception to December 31, 2009 was approximately $5.6 million, including approximately $437 of operating income attributable to noncontrolling interests. The net loss for the period was $3.0 million. Non-cash charges for stock-based compensation, amortization of deferred loan fees and discounts, amortization of deferred financing costs, and amortization of net discount on CMBS contributed $1.8 million. The net change in operating assets and liabilities contributed $6.4 million and consisted of $8.8 million in increased accounts payable, accrued expenses and other liabilities including amounts due to related parties offset by increased interest receivables and other assets of $2.4 million.

Liquidity and Capital Resources

        Liquidity is a measure of our ability to meet our cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make new investments where appropriate, make distributions to our stockholders, and other general business needs. We use cash to purchase or originate our target assets, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations. We closely monitor our liquidity position and believe that we have sufficient liquidity to and access to liquidity to meet our financial obligations for at least the next 12 months. Our primary sources of liquidity are as follows:

Cash Generated from Operations

        Cash from operations is generally comprised of interest income from our investments, net of any associated financing expense, principal repayments from our investments, net of associated financing repayments, proceeds from the sale of investments, and changes in working capital balances.

Cash and Cash Equivalents

        As of December 31, 2010, we had cash and cash equivalents of $226.8 million, including $2.8 million related to borrower reserve funds maintained in an unrestricted account. This cash balance includes un-deployed net proceeds from our December 2010 supplemental private placement, and compares to $645.1 million of cash and cash equivalents as of December 31, 2009.

Potential Liquidation of Certain RMBS and CMBS Positions

        We regularly make certain investments in RMBS. We have restricted these RMBS investments to an amount that at all times is no greater than 10% of our total assets. Expected durations are generally 15 months or less and we have engaged a third party manager who specializes in RMBS to assist us in managing this portfolio. As of December 31, 2010, our investments in RMBS and CMBS are classified as available-for-sale and had a fair value of $122.5 million and $275.2 million, respectively.

Borrowings under Various Financing Arrangements

        We utilize a variety of financing arrangements to finance certain assets. We generally utilize four types of financing arrangements:

  1)
  Repurchase Agreements:    Repurchase agreements effectively allow us to borrow against loans and securities that we own. Under these agreements, we sell our loans and securities to a counterparty and agree to repurchase the same loans and securities from the counterparty at a price equal to the original sales price plus an interest factor. The counterparty retains the sole discretion over both whether to purchase the loan and security from us and, subject to certain conditions, the market value of such loan or security for purposes of determining whether we are required to pay margin to the counterparty. During the term of a repurchase agreement, we receive the principal and interest on the related loans and securities and pay interest to the counterparty. As of December 31, 2010, the Company has entered into three separate repurchase agreements, two of which were with Wells Fargo and one with Goldman Sachs. Details are provided in the table below. As noted below, the initial term of two of these repurchase agreements is subject to further extension. However, we must satisfy certain conditions at or prior to the time of such extension.

  2)
  Bank Credit Facilities:    We use bank credit facilities (including term loans and revolving facilities) to finance our assets. These financings may be collateralized or non-collateralized and may involve one or more lenders. Credit facilities typically have maturities ranging from two to five years and may accrue interest at either fixed or floating rates. On December 3, 2010, we entered into a term loan credit agreement with Bank of America, N.A. ("Bank of America") to finance the acquisition of a $205,000 participation in a senior secured note, due from certain special purpose entities that were formed to hold substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties. The initial term of our bank facility is subject to further extension based upon the satisfaction of certain conditions at or prior to the time of such extension. Bank of America retains the sole discretion, subject to certain conditions, over the market value of such note for purposes of determining whether we are required to pay margin to the Bank of America.

  3)
  Securitizations:    During 2010 and in the future, we will seek non-recourse long-term securitizations of our investments in mortgage loans, especially loan originations. The securitizations may involve the entire loan or a senior portion of our loan. This would involve conveying a pool of assets to a special purpose vehicle (or the issuing entity), which would issue one or more classes of non-recourse notes pursuant to the terms of an indenture. The notes would be secured by the pool of assets. In exchange for the transfer of assets to the issuing entity, we would receive the cash proceeds on the sale of non-recourse notes. The securitization of our portfolio investments might magnify our exposure to losses on those portfolio investments because the retained subordinate interest in any particular overall loan would be subordinate to the loan components sold into the securitization and we would, therefore, absorb all losses sustained with respect to the overall loan before the owners of the securitization notes experience any losses with respect to the loan in question. In August 2010 we participated in a commercial mortgage securitization which generated non-recourse match funded financing with an effective cost of funds of approximately 3.5%. We separated five mortgage loans with an aggregate face value of $178 million into senior and junior loans. We then contributed the five senior loans, or A notes (the "Contributed Loans"), with a face value of approximately $84 million, to the securitization and received approximately $92 million in proceeds, while retaining $94 million of junior interests. The Contributed Loans are secured by office, retail and industrial properties and have remaining maturities between four and seven years. Each of the five Contributed Loans was either originated or acquired by the Company as part of a first mortgage loan. In connection with the securitization, two of the first mortgage loans were each split by the Company into an A note and a B note and three of the first mortgage loans had each been previously split into A notes, B notes and C notes. The secured financing liability relates to two of the Contributed Loans that we securitized but did not qualify for sale accounting under GAAP. As of December 31, 2010, the balance of the loans pledged to the securitization trust was $50.3 million and the related liability of the securitization trust was $54.1 million. For the other three Contributed Loans, "effective control" was surrendered and the loans contributed to the securitization qualified for sales treatment under GAAP. As of December 31, 2010, the sale of these loans resulted in a gain of $9.3 million, which is included in realized gain on the sale of investments in the consolidated statements of operations.

  4)
  Term Asset-Backed Securities Loan Facility ("TALF") from the Federal Reserve Bank of New York:    Between August 2009 and March 2010, the Federal Reserve Bank of New York offered term financing facilities to eligible investors to promote the flow of credit to businesses and households and to facilitate the financing of commercial properties during the recent financial crisis. The initial list of eligible assets included certain high quality CMBS created on or after January 1, 2009. In a 75%-owned joint venture with another fund of the Manager, the Company utilized the TALF program to finance the investment of $203 million in AAA rated Class A2 CMBS at an average price of 99.97% of par. The CMBS are secured by a diversified pool of fixed rate commercial mortgage loans and have a weighted average coupon at acquisition of approximately 5.69%. The TALF financing is freely repayable at anytime without penalty.

        Summary of Financing Facilities as of 12/31/2010:

	Wells Fargo 1	Wells Fargo II	Goldman Sachs	Bank of America	TALF	Total
Facility Type	Repurchase Facility	Repurchase Facility	Repurchase Facility	Bank Credit Facility	Government Financing Facility
Revolver	No	Yes	Yes	No	No
Eligible Assets	Identified Loans	Loans	Loans	Identified Single Borrower Secured Note	AAA rated CMBS
Initial Maturity	May 2013	Aug 2013	Dec 2012	Nov 2013	Aug 2014(a)
Extended Maturity, subject to certain conditions	N/A	Aug 2015	N/A	Nov 2014	N/A
Pricing	LIBOR + 3%	LIBOR + 1.75% to 6%	LIBOR +1.95% to 2.25%	LIBOR + 2.35% to 2.5%	3.79% Fixed
Pledged Asset Carrying Value	$394,589	$98,767	$25,774	$178,782	$207,272	$905,184
Maximum Facility Size	$274,574	$350,000	$150,000	$150,000	$171,305	$1,095,889
Outstanding Balance	$274,574	$4,000	$5,000	$124,778	$171,305	$579,657
Undrawn Capacity	$0	$346,000	$145,000	$25,222	$0	$516,222

(a)
The TALF loans are scheduled to mature in 2014 but are expected to be repaid during the period May 2011 to July 2012 based upon the estimated prepayments on the pledged investments.

Other Potential Sources of Financing

        In the future, we may also use other sources of financing to fund the acquisition of our target assets, including other secured as well as unsecured forms of borrowing. We may also seek to raise further equity capital or issue debt securities in order to fund our future investments.

Leverage Policies

        We employ leverage, to the extent available, to fund the acquisition of our target assets and to increase potential returns to our stockholders. Although the type of leverage we deploy is dependent on the underlying asset that is being financed, we intend when possible to utilize leverage whose maturity is equal to or greater than the maturity of the underlying asset. In addition, we intend to mitigate the impact of potential future interest rate increases on our borrowings through utilization of hedging instruments, primarily interest rate swap agreements.

        The amount of leverage we deploy for particular investments in our target assets depends upon our Manager's assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial and residential mortgage markets, our outlook for the level, slope, and volatility of interest rates, the credit quality of our assets, the collateral underlying our assets, and our outlook for asset spreads relative to the LIBOR curve. Under our current repurchase agreements and bank credit facility, our total leverage may not exceed 75%, excluding the TALF loans and related securities and adjusted to remove the impact of the consolidation of VIEs pursuant to GAAP.

Contractual Obligations and Commitments

        Contractual obligations as of December 31, 2010 are as follows (amounts in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Secured financings, including interest payable(a)	$614,931	$278,825	$336,106	$—	$—
Liabilities of securitization trust	61,962	2,675	8,444	50,843	—
Loan funding obligation	54,303	54,303	—	—	—
Deferred underwriting fees	27,195	—	27,195	—	—

Total	$758,391	$335,803	$371,745	$50,843	$—

(a)
For borrowings with variable interest rates, we used the rates in effect as of December 31, 2010 to determine the future interest payment obligations.

        The table above does not include amounts due under our management agreement or derivative agreements as those contracts do not have fixed and determinable payments. In addition, the table above does not give effect to the subsequent events described in Note 16 to the consolidated financial statements.

Off-Balance Sheet Arrangements

        As of December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2010, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities.

Dividends

        We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount approximating our net taxable income, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our debt. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

        Our board of directors declared a dividend of $0.22 per share of common stock for the quarter ended March 31, 2010 on March 4, 2010. The dividend was paid on April 15, 2010 to common stockholders of record as of March 31, 2010. The board also declared a dividend of $0.25 per share of common stock for the quarter ended June 30, 2010. The dividend was paid on July 15, 2010 to common stockholders of record as of June 30, 2010. The board further declared a dividend of $0.33 per share of common stock for the quarter ended September 30, 2010. The dividend was paid on October 15, 2010 to common stockholders of record as of September 30, 2010. On November 10, 2010, the board declared a dividend of $0.40 per share of common stock for the quarter ended December 31, 2010. The dividend was paid on January 17, 2011 to common stockholders of record as of December 31, 2010.

        On March 1, 2011, our board of directors declared a dividend of $0.42 per share for the first quarter of 2010, which is payable on April 15, 2011 to common stockholders of record as of March 31, 2011.

Non-GAAP Financial Measures

        Core Earnings is a non-GAAP financial measure. We calculate Core Earnings as GAAP net income (loss) excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization of real estate (to the extent that we own properties), any unrealized gains, losses or other non-cash items recorded in net income for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount is adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges as determined by our Manager and approved by a majority of our independent directors.

        We believe that Core Earnings provides an additional measure of our core operating performance by eliminating the impact of certain non-cash expenses and facilitating a comparison of our financial results to those of other comparable REITs with fewer or no non-cash charges and comparison of our own operating results from period to period. Our management uses Core Earnings in this way, and also uses Core Earnings to compute the incentive fee due under our management agreement. The Company believes that its investors also use Core Earnings or a comparable supplemental performance measure to evaluate and compare the performance of the Company and its peers, and as such, the Company believes that the disclosure of Core Earnings is useful to (and expected by) its investors.

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

        Our Core Earnings for the year ended December 31, 2010 were approximately $67.2 million or $1.34 per weighted average share, diluted. The table below provides a reconciliation of net income to Core Earnings for this period:

        December 31, 2010 Reconciliation of Net Income to Core Earnings

	Amounts	Per Share
Net income attributable to Starwood Property Trust, Inc	$57,046	$1.14
Add back: Non-cash stock-based compensation	7,522	0.15
Add back: Unrealized loss on currency hedges	7,438	0.15
Add back: Management incentive fee	1,235	0.02
Subtract: Unrealized foreign currency remeasurement gain	(6,050)	(0.12)

Core Earnings	$67,191	$1.34

        Our Core Earnings for the period August 17, 2009 (Inception) to December 31, 2009 were approximately $(0.6) million or $(0.01) per weighted average share. The table below provides a reconciliation of net loss to Core Earnings for this period:

	Amounts	Per Share
Net loss attributable to Starwood Property Trust, Inc	$(3,017)	$(0.06)
Add back: Non-cash stock-based compensation	2,421	0.05

Core Earnings	$(596)	$(0.01)

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

Credit Risk

        We are subject to varying degrees of credit risk in connection with our investments. While we do not expect to encounter significant credit risk in our Agency RMBS assets, we have exposure to credit risk on the mortgage assets and underlying mortgage loans in our non-Agency RMBS and CMBS portfolios as well as other assets. Our Manager seeks to manage credit risk by performing deep credit fundamental analysis of potential assets. Credit risk is also addressed through our Manager's on-going surveillance, and investments are monitored for variance from expected prepayments, defaults, severities, losses and cash flow on a monthly basis.

        Our investment guidelines do not limit the amount of our equity that may be invested in any type of our target assets; however, not more than 25% of our equity may be invested in any individual asset, without the consent of a majority of our independent directors. Our investment decisions depend on prevailing market conditions and may change over time in response to opportunities available in different interest rate, economic and credit environments. As a result, we cannot predict the percentage of our equity that will be invested in any of our target assets at any given time.

        At December 31, 2010, the S&P ratings of our MBS portfolio were as follows:

S&P Rating	Carrying Value	Percentage
AAA	$215,722	54.2%
AA+	324	0.1%
AA-	43	0.0%
A	255	0.1%
BBB	5,369	1.3%
BBB-	1,693	0.4%
BB+	24,947	6.3%
BB	48,232	12.1%
BB-	8,563	2.2%
B+	19,565	4.9%
B	5,573	1.4%
B-	36,059	9.1%
CCC+	4,288	1.1%
CCC	14,503	3.6%
CCC-	10,640	2.7%
CC	700	0.2%
D	1,204	0.3%

Total MBS	$397,680	100.0%

Interest Rate Risk

        Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we expect to finance the acquisition of our target assets through financings in the form of borrowings under programs established by the U.S. government, warehouse facilities, bank credit facilities (including term loans and revolving facilities), resecuritizations, securitizations and repurchase agreements. We mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap agreements. Interest rate swap agreements are intended to serve as a hedge against future interest rate increases on our borrowings.

Interest Rate Effect on Net Interest Income

        Our operating results depend in large part on differences between the income earned on our investments and our cost of borrowing and hedging activities. The cost of our borrowings is generally based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally may increase (1) while the yields earned on our leveraged fixed-rate mortgage assets are remain static and (2) at a faster pace than the yields earned on our leveraged floating rate mortgage assets, which could result in a decline in our net interest margin. The severity of any such decline would depend on our asset/liability composition at the time as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our target assets. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations.

        Hedging techniques are partly based on assumed levels of prepayments of our investments. If prepayments are slower or faster than assumed, the life of the investment would be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions. Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns.

Interest Rate Mismatch Risk

        We have funded a portion of our acquisition of mortgage loans and MBS with borrowings that are based on the LIBOR, while the interest rates on these assets may be indexed to LIBOR or another index rate, such as the one-year Constant Maturity Treasury ("CMT") index, the Monthly Treasury Average ("MTA") index or the 11th District Cost of Funds Index ("COFI"). Accordingly, any increase in LIBOR relative to one-year CMT rates, MTA or COFI may result in an increase in our borrowing costs that may not be matched by a corresponding increase in the interest earnings on these assets. Any such interest rate index mismatch could adversely affect our profitability, which may negatively impact distributions to our stockholders. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above.

        Our analysis of risks is based on our Manager's experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in this prospectus.

Prepayment Risk

        Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, causing the return on an asset to be less than expected. As we receive prepayments of principal on our assets, premiums paid on such assets are amortized against interest income. In general, an increase in prepayment rates accelerates the amortization of purchase premiums, thereby reducing the interest income earned on the assets. Conversely, discounts on such assets are accreted into interest income. In general, an increase in prepayment rates accelerates the accretion of purchase discounts, thereby increasing the interest income earned on the assets.

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

Market Value Risk

        Available-for-sale securities are reflected at their estimated fair value, with the difference between amortized cost and estimated fair value reflected in accumulated other comprehensive income. The estimated fair value of these securities fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the estimated fair value of the fixed-rate securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of the fixed-rate securities would be expected to increase. As market volatility increases or liquidity decreases, the fair value of our assets may be adversely impacted. If we are unable to readily obtain independent pricing to validate our estimated fair value of the securities in our portfolio, the fair value gains or losses recorded in other comprehensive income may be adversely affected.

Foreign Currency Risk

        We intend to hedge our currency exposures in a prudent manner. However, our currency hedging strategies may not eliminate all of our currency risk due to, among other things, uncertainties in the timing and/or amount of payments received on the related investments, and/or unequal, inaccurate, or unavailability of hedges to perfectly offset changes in future exchange rates. Additionally, we may be required under certain circumstances to collateralize our currency hedges for the benefit of the hedge counterparty, which could adversely affect our liquidity.

        As of December 31, 2010, the Company had USD $121.2 million of GBP-denominated loan investments (using December 31, 2010 spot rate of 1.552). During 2010, the Company entered into a series of forward contracts whereby the Company agrees to sell an amount of GBP for an agreed-upon amount of USD at various dates through October 2013. These forward contracts were executed to fix the USD amount of GBP-denominated cash flows expected to be received by the Company related to the Company's GBP-denominated loans. As of December 31, 2010, the Company had 16 such foreign exchange forward contracts with a total notional of USD $157.01 million (using December 31, 2010 spot rate of 1.552).

Real Estate

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

Inflation Risk

        Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance significantly more than inflation does. Changes in interest rates may correlate with inflation rates and/or changes in inflation rates. Our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair value without considering inflation.

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

        The following table summarizes the net investment income for a 12 month period and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the LIBOR interest rate, both adjusted for the effects of our interest rate hedging activities (dollars in thousands):

Income (Expense) Subject to Interest Rate Sensitivity	Variable-rate investments and indebtedness	100 Basis Point Increase	100 Basis Point Decrease
Investment income from variable-rate investments	$468,827	$5,376	$(1,398)
Investment expense from variable-rate indebtedness	(124,923)	(1,247)	324 (a)

Net investment income from variable rate instruments	$343,904	$4,129	$(1,074)

Assets (Liabilities) Subject to Interest Rate Sensitivity (Par Amount)	Fixed-Rate investments and indebtedness
Fair value of fixed-rate investments	$1,379,813	(33,750)	35,253
Fair value of fixed rate indebtedness	(458,490)	4,716	(4,830)

Net fair value of fixed-rate instruments	$921,323	$(29,034)	$30,423

(a)
Assumed LIBOR rate decrease does go below 0%.

Item 8.    Financial Statements and Supplementary Data.

Index to Financial Statements and Schedule

Financial Statements
Report of Independent Registered Public Accounting Firm	64
Consolidated Balance Sheets as of December 31, 2010 and 2009	66
Consolidated Statements of Operations for the Year Ended December 31, 2010 and for the Period from August 17, 2009 (Inception) to December 31, 2009	67
Consolidated Statements of Equity for the Year Ended December 31, 2010 and for the Period from August 17, 2009 (Inception) to December 31, 2009	68
Consolidated Statements of Other Comprehensive Income (Loss) for the Year Ended December 31, 2010 and for the Period from August 17, 2009 (Inception) to December 31, 2009	69
Consolidated Statements of Cash Flows for the year ended December 31, 2010 and for the Period from August 17, 2009 (Inception) to December 31, 2009	70
Notes to Consolidated Financial Statements	71
Schedule
Schedule IV—Mortgage Loans on Real Estate as of December 31, 2010	97

        All other schedules are omitted because they are not required or the required information is shown in the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Starwood Property Trust, Inc.
Greenwich, CT

        We have audited the accompanying consolidated balance sheets of Starwood Property Trust, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009 and the related consolidated statements of operations, equity, other comprehensive income (loss) and cash flows for the year ended December 31, 2010 and for the period from August 17, 2009 (Inception) to December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 8. We also have audited the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Starwood Property Trust, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the year ended December 31, 2010 and for the period from August 17, 2009 (Inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 1, 2011

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	As of December 31, 2010	As of December 31, 2009
Assets:
Cash and cash equivalents	$226,854	$645,129
Loans held for investment, net	1,230,783	214,521
Loans held-for-sale, at fair value	144,163	—
Loans held in securitization trust	50,297	—
Mortgage backed securities, held to maturity	—	245,896
Mortgage backed securities, available-for-sale, at fair value	397,680	—
Other investments	14,177	—
Accrued interest receivable	9,564	2,180
Receivable for securities sold	22,214	—
Derivative assets	337	—
Other assets	5,336	1,060

Total Assets	$2,101,405	$1,108,786

Liabilities and Stockholders' Equity
Liabilities:
Payable for unsettled securities purchased	$47,178	$—
Accounts payable and accrued expenses	5,527	1,034
Related party payable	5,050	3,546
Dividends payable	29,081	5,349
Derivative liabilities	9,400	—
Secured financing agreements, net	579,659	171,394
Collateralized debt obligation in securitization trust	54,086	—
Deferred offering costs	27,195	27,195
Other liabilities	7,000	4,233

Total Liabilities	764,176	212,751

Commitments and contingencies (Note 14)
Equity:
Starwood Property Trust, Inc. Stockholders' Equity:
Preferred stock, $0.01 per share 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 71,021,342 and 47,583,800 issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	706	476
Additional paid-in capital	1,337,953	895,857
Accumulated other comprehensive income	8,203	—
Accumulated deficit	(19,302)	(8,366)

Total Starwood Property Trust, Inc. Stockholders' Equity	1,327,560	887,967
Noncontrolling interests in consolidated subsidiaries	9,669	8,068

Total Equity	1,337,229	896,035

Total Liabilities and Stockholders' Equity	$2,101,405	$1,108,786

See notes to consolidated financial statements

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

	For the Year Ended December 31, 2010	Period from August 17, 2009 (Inception) Through December 31, 2009
Net interest margin:
Interest income from mortgage backed securities	$21,981	$4,468
Interest income from loans	71,543	2,459
Interest expense	(15,788)	(1,904)

Net interest margin	77,736	5,023

Expenses:
Management fees (including $7,420 and $2,393 of non-cash stock-based compensation, respectively)	22,775	7,471
General and administrative (including $102 and $28 of non-cash stock-based compensation, respectively)	7,277	1,815

Total operating expenses	30,052	9,286

Income (loss) before other income (expense) and taxes	47,684	(4,263)
Interest income from cash balances	1,268	1,683
Other income	135	—
Realized gain on sale of investments	11,629	—
Realized foreign currency gain	57	—
Realized loss on derivatives	(117)	—
Unrealized loss on currency hedges and interest rate swaps	(7,438)	—
Unrealized foreign currency remeasurement gain	6,050	—

Income (loss) before income taxes	59,268	(2,580)
Income tax provision	426	—

Net Income (Loss)	58,842	(2,580)
Net income attributable to non-controlling interests	1,796	437

Net income (loss) attributable to Starwood Property Trust, Inc	$57,046	$(3,017)

Net income (loss) per share of common stock:
Basic	$1.16	$(0.06)

Diluted	$1.14	$(0.06)

Weighted average number of shares of common stock outstanding:
Basic	49,138,720	47,575,634

Diluted	50,021,824	47,575,634

Distributions declared per common share	$1.20	$0.11

See notes to consolidated financial statements

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(Amounts in thousands, except share data)

						Total Starwood Property Trust, Inc. Equity
	Common Stock				Accumulated other comprehensive Income
			Additional Paid-In Capital	Accumulated Deficit			Non- controlling Interests
	Shares	Par						Total Equity
Balance at August 17, 2009 (Inception)	100	$—	$1	$—	$—	$1	$—	$1
Proceeds from public offering of common stock	46,575,000	466	931,034			931,500		931,500
Underwriting and offering costs			(57,588)			(57,588)		(57,588)
Proceeds from private placement	1,000,000	10	19,990			20,000		20,000
Cancellation of shares	(100)		(1)			(1)		(1)
Stock-based compensation	8,800		2,421			2,421		2,421
Net loss				(3,017)		(3,017)	437	(2,580)
Dividends declared				(5,349)		(5,349)		(5,349)
Contribution from noncontrolling interests							50,855	50,855
Distribution to noncontrolling interests							(43,224)	(43,224)

Balance at December 31, 2009	47,583,800	476	895,857	(8,366)	—	887,967	8,068	896,035
Proceeds from public offering of common stock	23,000,000	230	453,560			453,790		453,790
Underwriting and offering costs			(18,986)			(18,986)		(18,986)
Stock-based compensation	437,542		7,522			7,522		7,522
Net income				57,046		57,046	1,796	58,842
Dividends declared				(67,982)		(67,982)		(67,982)
Other comprehensive income, net					8,203	8,203	1,139	9,342
Contribution from noncontrolling interests							3,002	3,002
Distribution to noncontrolling interests							(4,336)	(4,336)

Balance at December 31, 2010	71,021,342	$706	$1,337,953	$(19,302)	$8,203	$1,327,560	$9,669	$1,337,229

See notes to consolidated financial statements

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Other Comprehensive Income (Loss)

(Amounts in thousands)

	For the Year Ended December 31, 2010	Period from August 17, 2009 (Inception) to December 31, 2009
Net Income (Loss)	$58,842	$(2,580)
Change in fair value of cash flow hedges	(1,625)	—
Increase in net unrealized gain on available-for-sale securities	13,342	—
Reclassification adjustment for net realized gain on sale of securities	(2,375)

Comprehensive income	68,184	(2,580)
Less: Comprehensive income attributable to noncontrolling interests	(2,935)	437

Comprehensive Income (Loss) attributable to Starwood Property Trust, Inc.	$65,249	$(3,017)

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the year ended December 31, 2010	For the Period from Inception to December 31, 2009
Cash Flows from Operating Activities:
Net income (loss)	$58,842	$(2,580)
Adjustments to reconcile net income(loss) to net cash (used in) provided by operating activities:
Amortization of deferred financing costs	646	20
Accretion of net discount on mortgage backed securities	(7,256)	(347)
Amortization of net deferred loan fees and discounts	(6,339)	(318)
Stock-based compensation	7,522	2,421
Gain on sale of available-for-sale securities	(2,118)	—
Gain on sale of loans	(9,253)	—
Gain on sale of other investments	(257)	—
Unrealized losses on interest rate hedges	55	—
Unrealized losses on currency hedges	7,383	—
Unrealized foreign currency remeasurement gain	(6,050)	—
Changes in operating assets and liabilities:
Related party payable	1,504	3,546
Accrued interest receivable, less purchased interest	(7,712)	(1,679)
Other assets	(459)	(737)
Accounts payable and accrued expenses	4,493	1,034
Other liabilities	2,767	4,233
Purchase of loans held-for-sale at fair value	(143,439)	—

Net cash (Used In) Provided By Operating Activities	(99,671)	5,593

Cash Flows from Investing Activities:
Purchase of mortgage-backed securities	(204,508)	(245,607)
Proceeds from sale of mortgage-backed securities	58,313	—
Mortgage-backed securities principal paydowns	38,838	58
Purchase of loans	(1,208,814)	(215,353)
Loan maturities	114,717	—
Proceeds from sale of loans	38,164	—
Loan investment repayments	13,642	1,150
Purchased interest on investments	(3,022)	(501)
Purchase of other investments	(15,029)	—
Proceeds from sale of other investments	1,987	—

Net Cash Used In Investing Activities	(1,165,712)	(460,253)

Cash Flows from Financing Activities:
Borrowings under secured financing agreements	477,705	171,579
Proceeds from collateralized debt obligations in securitization trust	54,086	—
Principal repayments on secured financing arrangements	(69,440)	(185)
Payment of deferred financing costs	(4,463)	(343)
Proceeds from common stock offering	453,790	951,499
Payment of underwriting fees and offering costs	(18,986)	30,393
Payment of dividends	(44,250)	—
Contributions from noncontrolling interests	3,002	50,855
Distributions to noncontrolling interests	(4,336)	(43,224)

Net Cash Provided by Financing Activities	847,108	1,099,788

Net increase (decrease) in cash and cash equivalents	(418,275)	645,128
Cash and cash equivalents, beginning of period	645,129	1

Cash and cash equivalents, end of period	$226,854	$645,129

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,664	$1,617
Income taxes paid	633	—
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared, but not yet paid	$29,081	$5,349
Unsettled securities trade receivable	22,214	—
Unsettled securities trade payable	47,178	—
Capitalized interest	3,323	—

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2010

(Amounts in thousands, except share and per share amounts)

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

        The Company is organized as a holding company that conducts its business primarily through three wholly-owned subsidiaries. The Company has formed joint ventures (the "Joint Ventures") with Starwood Hospitality Fund II ("Hotel II") and Starwood Opportunity Fund VIII ("SOF VIII") in accordance with the co-investment and allocation agreement with the Manager. These Joint Ventures are owned 75% (and controlled) by the Company and are therefore consolidated into the Company's consolidated financial statements.

        As of December 31, 2010, investments with collateral in the hospitality, retail, and office property sectors represented 40.4%, 23.8%, and 19.6% of the Company's investment portfolio, respectively. Such allocations could materially change in the future.

2. Summary of Significant Accounting Policies

Basis of Accounting and Principles of Consolidation

        The accompanying consolidated financial statements include our accounts and those of our consolidated subsidiaries. All significant intercompany amounts have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

        A noncontrolling interest in a consolidated subsidiary is defined as "the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent". Noncontrolling interests are presented as a separate component of equity in the consolidated balance sheets. In addition, the presentation of net income attributes earnings to controlling and noncontrolling interests.

        The Company uses plain English when describing or referencing accounting standards in the notes to the financial statements. As a result, there may be no reference to particular accounting standards by name, standard number, or Accounting Standards Codification ("ASC") reference number.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2010

(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

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

Debt Securities

        GAAP requires that at the time of purchase, the Company designate debt securities as held-to-maturity, available-for-sale, or trading depending on its intent and ability to hold such securities to maturity. Held-to-maturity securities are stated at cost plus any premiums or discounts, which are amortized or accreted through the consolidated statements of operations using the effective interest method. Securities that the Company does not (i) hold for the purpose of selling in the near-term or (ii) may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses recorded as a component of accumulated other comprehensive income in stockholders' equity. As of December 31, 2010, all of the Company's commercial mortgage backed securities ("CMBS") and residential mortgage backed securities ("RMBS") were designated as available for sale. During 2009 and through the first two quarters of 2010, a portion of the CMBS was classified as held-to-maturity. However, the Company's strategy with respect to these investments has changed and we no longer intend to hold these securities to maturity. Therefore, the Company reclassified these securities to available-for-sale during the third quarter of 2010. In connection with this change, the Company recorded an unrealized gain on our available-for-sale securities of approximately $10.3 million. The designation of each security as available-for-sale involves management judgment which is subject to change. The change in judgment can have an impact on the accounting for the security.

        When the estimated fair value of a security is less than amortized cost, we consider whether there is an other-than-temporary impairment ("OTTI") in the value of the security. An impairment is deemed an OTTI if (i) we intend to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovering our cost basis, or (iii) we do not expect to recover the entire amortized cost basis of the security even if we do not intend to sell the security or believe it is more likely than not that we will be required to sell the security before recovering our cost basis. If the impairment is deemed to be an OTTI, the resulting accounting treatment depends on the factors causing the OTTI. If the OTTI has resulted from (i) our intention to sell the security, or (ii) our judgment that it is more likely than not that we will be required to sell the security before recovering our cost basis, an impairment loss is recognized in current earnings equal to the difference between our amortized cost basis and fair value. Whereas, if the OTTI has resulted from our conclusion that we will not recover our cost basis even if we do not intend to sell the security or believe it is more likely than

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2010

(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

not that we will be required to sell the security before recovering our cost basis, the credit loss portion of the impairment is recorded in current earnings and the portion of the loss related to other factors, such as changes in interest rates, continues to be recognized in accumulated other comprehensive income. Determining whether there is an OTTI may require management to exercise significant judgment and make significant assumptions, including, but not limited to, estimated cash flows, estimated prepayments, loss assumptions, and assumptions regarding changes in interest rates. As a result, actual impairment losses could differ from reported amounts. Such judgments and assumptions are based upon a number of factors, including (i) credit of the issuer or the underlying borrowers, (ii) credit rating of the security, (iii) key terms of the security, (iv) performance of the underlying loans, including debt service coverage and loan-to-value ratios, (v) the value of the collateral for the underlying loans, (vi) the effect of local, industry, and broader economic factors, and (vii) the historical and anticipated trends in defaults and loss severities for similar securities.

        Investment security transactions are recorded on the trade date. As of December 31, 2010, the Company had recorded a receivable for securities sold of $22.2 million that relates to securities that were sold with a trade date shortly before, but then settled shortly after, December 31, 2010.

Loans Held for Investment

        The Company purchases and originates commercial real estate debt and related instruments generally to be held for investment and to maturity. Loans that are held for investment are carried at cost, net of unamortized acquisition premiums or discounts, loan fees, and origination and acquisition costs, unless the loans are deemed impaired.

        We evaluate each loan classified as held for investment for impairment on a periodic basis. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. If a loan is considered to be impaired, we record an allowance to reduce the carrying value of the loan to the present value of expected future cash flows discounted at the loan's contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral.

        The Company's loans are typically collateralized by real estate. As a result, the Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower. Specifically, a property's operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property's liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower's competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such impairment analyses are completed and reviewed by asset management and finance personnel, who utilize various data sources, including (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrower's exit plan, and

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2010

(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and discussions with market participants.

        No provision for probable losses on specific loans was established as of December 31, 2010 or 2009 as there was no indication of significant credit deterioration or other factors which would indicate a reserve was necessary. Significant judgment is required when evaluating loans for impairment, therefore, actual results over time could be materially different.

Loans Held for Sale

        Loans that the Company intends to sell or liquidate in the near term are classified as held-for-sale and are carried at the lower of amortized cost or fair value, unless the Company has elected to record any such loans at fair value at the time they were acquired under Financial Accounting Standards Board ("FASB") ASC Topic 825, Financial Instruments. See further disclosure regarding loans held-for-sale in Note 13.

Revenue Recognition

        Interest income is accrued based on the outstanding principal amount of the investment security or loan and the contractual terms. Discounts or premiums associated with the purchase of an investment security are amortized into interest income as a yield adjustment on the effective interest method, based on expected cash flows through the expected maturity date of the security. For loans that the Company has not elected to record at fair value under FASB ASC Topic 825, origination fees and direct loan origination costs are also recognized in interest income over the loan term as a yield adjustment using the effective interest method. For loans that the Company elected to record at fair value, origination fees and direct loan costs are recorded directly in income and are not deferred.

        Upon the repayment or sale of loans or securities, the excess (or deficiency) of net proceeds over the net carrying value of such securities or loans is recognized as a gain (or loss).

Foreign Currency Transactions

        The Company's assets and liabilities denominated in foreign currencies are translated into U.S. dollars using foreign currency exchange rates at the end of the reporting period. Income and expenses are translated at the approximate weighted average exchange rates for each reporting period. At December 31, 2010, the functional currency of all investments denominated in foreign currencies was the U.S. dollar. The effects of translating the assets, liabilities and income of the Company's foreign investments are included in unrealized foreign currency remeasurement gain in the statements of operations.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, CMBS, RMBS, loan investments and interest receivable. The Company may place cash investments in excess of insured amounts with high quality financial institutions. The

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2010

(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Company performs an ongoing analysis of credit risk concentrations in its investment portfolio by evaluating exposure to various markets, underlying property types, contract terms, tenant mix and other credit metrics.

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

Deferred Financing Costs

        Costs incurred in connection with secured financing are capitalized and amortized over the respective loan terms as a component of interest expense. As of December 31, 2010 and December 31, 2009, the Company had approximately $4.1 million and $0.3 million, respectively, of capitalized financing costs, net of amortization. For the year ended December 31, 2010 and Inception to December 31, 2009, approximately $646 and $20, respectively, of amortization was included in interest expense on the statements of operations.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2010

(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Earnings per share

        The Company calculates basic earnings per share by dividing net income attributable to the Company for the period by the weighted average of shares of common stock outstanding for that period. Diluted earnings per share takes into effect any dilutive instruments, such as restricted stock and restricted stock units, except when doing so would be anti-dilutive. As of December 31, 2010, and December 31, 2009, there were 1,690,809 and 964,425 unvested dilutive securities outstanding, respectively. Refer to Note 10 to the consolidated financial statements for the vested and unvested share tables.

Share-based payments

        The Company recognizes the cost of share-based compensation and payment transactions in the consolidated financial statements using the same expense category as would be charged for payments in cash. The fair value of the restricted stock or restricted stock units granted is recorded to expense on a straight-line basis, which approximates the effective yield method, over the vesting period for the entire award, with an offsetting increase in stockholders' equity. For grants to employees and directors, the fair value is determined based upon the stock price on the grant date. For nonemployee grants, the fair value is based on the stock price when the shares vest, which requires the amount to be adjusted in each subsequent reporting period based on the fair value of the award at the end of the reporting period until such time as the award has vested.

Income Taxes

        The Company has elected to be taxed as a REIT and intends to comply with the Code with respect thereto. Accordingly, the Company will not be subject to federal income tax as long as certain asset, income, dividend distribution and stock ownership tests are met. Many of these requirements are technical and complex and if we fail to meet these requirements we may be subject to federal, state, and local income tax and penalties. A REIT's net income from prohibited transactions is subject to 100% penalty tax. The Company formed two taxable REIT subsidiaries ("TRS") in 2010 to reduce the impact of the prohibited transaction tax and to avoid penalty for the holding of assets not qualifying as real estate assets for purposes of the REIT asset tests. The income, if any, associated with such activities is subject to federal and state income taxes as a domestic C corporation based upon the TRS' net income.

        During 2010, the Company recorded a $426 income tax provision in the accompanying consolidated statement of operations related to certain limited activities in its TRS.

Underwriting Commissions and Offering Costs

        Underwriting and offering costs incurred in connection with our supplemental equity offering in December 2010 totaled approximately $18.9 million, and with our initial public offering in 2009 totaled approximately $57.6 million, and were reflected as a reduction in additional paid-in capital. Also, see Note 14 for additional underwriting fees that are contingently payable as of December 31, 2010.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2010

(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

        On January 21, 2010, the FASB issued an update to ASC 820, Fair Value Measurements and Disclosures, adding new requirements for disclosures about transfers into and out of Levels 1 and 2 fair value measurements and additional disclosures about the activity within Level 3 fair value measurements. The adoption of this guidance on January 1, 2010 did not have any effect on our consolidated financial statements.

        On June 12, 2009, the FASB issued an update to ASC 810, Consolidation, which modifies the existing quantitative guidance used in determining the primary beneficiary of a variable interest entity ("VIE") by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power to direct the significant activities of the VIE, and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The adoption of this guidance on January 1, 2010 did not have any effect on our consolidated financial statements.

        On July 21, 2010, the FASB issued an update to ASC 310, Receivables, by requiring more robust and disaggregated disclosures about the credit quality of the Company's loans held for investment and if applicable, its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users' understanding of (1) the nature of a Company's credit risk associated with its financing receivables and (2) the Company's assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The adoption of this update to ASC 310 was effective for the Company as of December 31, 2010 and did not have a material effect on the Company's financial statements.

3. Debt Securities

Mortgage-Backed Securities Available-for-Sale

        The table below summarizes the weighted average coupon, rating and life of the Company's investments in mortgage backed securities available for sale, carried at fair value, as of December 31, 2010:

December 31, 2010	Cost	Unrealized Gains	Unrealized Losses	Net Fair Value Adjustment	Fair Value	Weighted Average Coupon(1)	Weighted Average Rating	Weighted Average Life (Years)
CMBS	$266,764	$9,074	$(683)	$8,391	$275,155	5.58%	AA-	1.84
RMBS	120,827	2,495	(797)	1,698	122,525	0.57%	BB-	1.29

	$387,591	$11,569	$(1,480)	$10,089	$397,680

(1)
Calculated using the December 31, 2010 one-month LIBOR rate of 0.2606%.

        The majority of loans backing the CMBS investments are fixed rate instruments. Approximately $13.6 million, or 5%, of the CMBS are variable rate and pay interest at LIBOR plus a weighted average spread of 1.30%.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2010

(Amounts in thousands, except share and per share amounts)

3. Debt Securities (Continued)

        The Company has allocated an amount that at all times can be no greater than 10% of the Company's total assets to be invested in RMBS with expected modified durations of less than 12 months in the aggregate. The Company has engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.4 million for 2010 that has been recorded as an offset to interest income in the accompanying consolidated statement of operations. As of December 31, 2010, approximately $120.7 million, or 98.5%, of the RMBS are variable rate and pay interest at LIBOR plus a weighted average spread of 0.31%. The Company purchased all of the RMBS at a discount that will be accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of these discounts.

Mortgage-Backed Securities Held-to-Maturity

        The following table summarizes the weighted average coupon, rating and life of the Company's investments in CMBS accounted for at amortized cost based on the book values as of December 31, 2009 (there were no mortgage-backed securities classified as held-to-maturity as of December 31, 2010):

December 31, 2009	Carrying Value	Par Value	Weighted Average Coupon(1)	Weighted Average Rating	Weighted Average Life (years)
Multi-Asset CMBS	$202,646	$202,699	5.7%	AAA	2.1
Single Borrower CMBS	43,250	53,712	5.4%	BB+	6.3

	$245,896	$256,411

(1)
Calculated using the December 31, 2009 one month LIBOR rate of 0.2309%.

        The Company's investments in multi-asset CMBS were acquired through a joint venture in which the Company owns a 75% controlling interest and which the Company is required to consolidate under GAAP. The majority of loans backing the CMBS investments are fixed rate instruments. Approximately $11.0 million, or 5%, of the CMBS are variable rate and pay interest at LIBOR plus a weighted average spread of 1.44%.

        The following table presents the gross unrealized losses and estimated fair value of the Company's securities that are in an unrealized loss position as of December 31, 2010. There were no unrealized losses as of December 31, 2009.

As of December 31, 2010	Estimated Fair Value	Unrealized Losses
CMBS	$19,023	$(683)
RMBS	25,729	(797)

Total	$45,752	$(1,480)

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2010

(Amounts in thousands, except share and per share amounts)

3. Debt Securities (Continued)

        As of December 31, 2010, there were 19 securities with unrealized losses, none of which were deemed to be other-than-temporarily impaired. Consistent with its accounting policy as described in Note 2, the Company considered a number of factors in evaluating whether any of the 19 securities was other-than-temporarily-impaired. The unrealized losses for each of the securities had existed for less than 12 months and the fair values were generally less than five percent below their respective amortized cost balances. In addition, the Company did not intend to sell any individual security, it was not considered more likely than not that the Company would be forced to sell any individual security prior to recovering its amortized cost, and there were no material credit events that would have caused the Company to otherwise conclude that it would not recover its costs.

4. Loans Held for Investment

        The Company's investments in mortgages and loans held for investment are accounted for at amortized cost. The following table summarizes the Company's investments in mortgages and loans as of December 31, 2010 and December 31, 2009.

December 31, 2010	Carrying Value	Face Amount	Weighted Average Coupon	Weighted Average Life (years)
First mortgages	$901,847	$941,055	6.7%	3.6
Subordinated debt(1)	473,099	533,812	7.1%	4.9
Loans held in securitization trust	50,297	50,738	5.0%	4.4

Total Loans	$1,425,243	$1,525,605

(1)
Includes two GBP denominated loans with a combined face value of £92.9 million at the December 31, 2010 spot rate of $1.552

December 31, 2009	Carrying Value	Face Amount	Weighted Average Coupon	Weighted Average Life (years)
First Mortgages	$182,829	$212,424	8.7%	7.2
Subordinated Debt	31,692	42,560	8.1%	12.6

Total Loans	$214,521	$254,984

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2010

(Amounts in thousands, except share and per share amounts)

4. Loans Held for Investment (Continued)

        For the year ended December 31, 2010, the Company originated and acquired loans as follows:

Balance January 1, 2010	$214,521
Acquisitions/originations	1,352,253
Capitalized interest(1)	3,323
Carrying amount of loans sold	(28,911)
Loan maturities	(114,717)
Principal repayments	(13,642)
Discount/premium amortization	6,339
Unrealized foreign currency remeasurement gain	6,077

Balance December 31, 2010	$1,425,243

(1)
Represents accrued interest income on loans whose terms do not require current payment of interest.

        All loans were paying in accordance with their terms as of December 31, 2010 and our individual loan review process did not note any issues indicating impairment or requiring further evaluation. Therefore, no allowance for loan losses was deemed necessary as of December 31, 2010.

        For the period ended December 31, 2009, the Company originated and acquired loans held for investment as follows:

Originations/acquisitions	$215,048
Capitalized interest(1)	305
Principal pay downs	(1,150)
Discount/premium amortization	318
Provision for credit losses	—

Balance December 31, 2009	$214,521

(1)
Represents accrued interest income on loans whose terms do not require current payment of interest.

5. Other Investments

        In January 2010, the Company committed $6.3 million to acquire a 5.6% interest in a venture formed to acquire assets of a commercial real estate debt management and servicing business primarily for the opportunity to participate in debt opportunities arising from the venture's special servicing business (the "Participation Right"). In May 2010, the Company made an additional $3.4 million commitment to the venture to maintain at least a 5% ownership and its corresponding Participation Right. Because the Company does not have control or significant influence over the venture, the investment is accounted for under the cost method. As of December 31, 2010, the Company had

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2010

(Amounts in thousands, except share and per share amounts)

5. Other Investments (Continued)

funded $6.0 million of its commitment. A member of the Company's board of directors has a $50 investment in the same venture.

        Between January and December of 2010, the Company purchased a total of $9.0 million of publicly traded equity securities that are classified as available for sale and carried at fair value with changes in fair value recorded to other comprehensive income (loss). As of December 31, 2010, the Company sold $1.7 million of these marketable securities and had realized gains of $0.3 million. The remaining marketable securities have an unrealized gain of $0.9 million.

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

December 31, 2010	Debt Carrying Value	Collateral Carrying Value
August 28, 2009, TALF loans, fixed rate 3.872%, mature August 2014	$54,941	$66,326
September 25, 2009, TALF loans, fixed rate 3.796%, mature September 2014	116,364	140,946

Total	$171,305	$207,272

December 31, 2009	Debt Carrying Value	Collateral Carrying Value
August 28, 2009, TALF loans, fixed rate 3.872%, mature August 2014	$55,030	$64,898
September 25, 2009, TALF loans, fixed rate 3.796%, mature September 2014	116,364	137,748

Total	$171,394	$202,646

        Principal repayments are due on the TALF financing when principal is collected on the underlying CMBS securities, which principal can be paid off earlier or later than expected based on certain market factors including asset sales or loan defaults. As of December 31, 2010, the Company had no anticipation of early principal repayments or loan defaults of the underlying CMBS.

        On March 31, 2010, Starwood Property Mortgage Sub-1, L.L.C. ("SPM Sub-1"), an indirect wholly-owned subsidiary of the Company entered into a Master Repurchase and Securities Contract (the "Wells Repurchase Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"). The

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2010

(Amounts in thousands, except share and per share amounts)

6. Secured Financing Agreements (Continued)

Wells Repurchase Agreement is secured by approximately $395 million of the diversified loan portfolio (the "TIAA Assets") purchased from Teachers Insurance and Annuity Association of America on February 26, 2010. The Wells Repurchase Agreement provides for asset purchases of up to $275 million (the "Wells Facility").

        Advances under the Wells Repurchase Agreement accrue interest at a per annum pricing rate equal to the sum of (i) 30 day LIBOR plus (ii) the pricing margin of 3.0%. During the existence of an event of default (as defined in the Wells Repurchase Agreement), interest accrues at the default rate, which is equal to the pricing rate plus 4.0%. The maturity date of the Wells Repurchase Agreement is May 31, 2013. The Wells Facility allowed for advances through May 31, 2010. As of December 31, 2010, $274.6 million was outstanding under the Wells Facility.

        In connection with the Wells Repurchase Agreement, the Company guarantees the obligations of SPM Sub-1 under the Wells Repurchase Agreement up to a maximum liability of 25% of the then currently outstanding repurchase price of all purchased assets.

        On August 6, 2010, Starwood Property Mortgage Sub-2, L.L.C. ("SPM Sub-2"), an indirect wholly-owned subsidiary of the Company entered into a second Master Repurchase and Securities Contract (the "Second Wells Repurchase Agreement") with Wells Fargo. The Second Wells Repurchase Agreement is being used by SPM Sub-2 to finance the acquisition or origination of commercial mortgage loans (and participations therein) and mezzanine loans. The Second Wells Repurchase Agreement provides for asset purchases by the Company of up to $350 million (the "Second Wells Facility").

        Advances under the Second Wells Repurchase Agreement accrue interest at a per annum pricing rate equal to the sum of 30 day LIBOR plus a margin of between 1.75% and 6.0% depending on the type of asset being financed under the Second Wells Facility. During the existence of an event of default (as defined in the Second Wells Repurchase Agreement), interest accrues at the default rate, which is equal to the pricing rate plus 4.0%. The initial maturity date of the Second Wells Facility is August 6, 2013, subject to two one year extension options, each of which may be exercised by the Company upon the satisfaction of certain conditions set forth in the Second Wells Repurchase Agreement. In connection with the Second Wells Repurchase Agreement, the Company guarantees the obligations of SPM Sub-2 under the Wells Repurchase Agreement up to a maximum liability of either 25% or 100% of the then currently outstanding repurchase price of purchased assets, depending upon the type of asset being financed on the Second Wells Facility. As of December 31, 2010, $4.0 million was outstanding under the Second Wells Facility. The carrying value of the loans pledged as collateral under the Second Wells Facility was $98,767 as of December 31, 2010.

        On December 2, 2010, Starwood Property Mortgage Sub-3, L.L.C. ("SPM Sub-3"), an indirect wholly-owned subsidiary of the Company entered into a Master Repurchase Agreement (the "Goldman Repurchase Agreement") with Goldman Sachs Mortgage Company. The Goldman Repurchase Agreement will be used to finance the acquisition or origination by SPM Sub-3 of commercial mortgage loans that are eligible for CMBS securitization. The Goldman Repurchase Agreement provides for asset purchases of up to $150 million (the "Goldman Facility"). In connection with the Goldman Repurchase Agreement, the Company guarantees the obligations of SPM Sub-3 under the

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2010

(Amounts in thousands, except share and per share amounts)

6. Secured Financing Agreements (Continued)

Goldman Repurchase Agreement up to a maximum liability of 25% of the then currently outstanding repurchase price of all purchased loans.

        Advances under the Goldman Repurchase Agreement accrue interest at a per annum pricing rate equal to the sum of 30 day LIBOR plus a margin of between 1.95% and 2.25% depending on the loan-to-value ratio of the purchased mortgage loan. During the existence of an event of default (as defined in the Goldman Repurchase Agreement), interest accrues at the default rate, which is equal to the applicable pricing rate plus 2.0%. The maturity date of the Goldman Facility is December 3, 2012. As of December 31, 2010, $5.0 million was outstanding under the Goldman Facility. The carrying value of the loans pledged as collateral under the Goldman Facility was $25,774 as of December 31, 2010.

        Under the Wells Repurchase Agreement, the Second Wells Repurchase Agreement, and the Goldman Repurchase Agreement, the counterparty retains the sole discretion over both whether to purchase the loan or security from us and, subject to certain conditions, the market value of such loan or security for purposes of determining whether we are required to pay margin to the counterparty.

        On December 3, 2010, SPT Real Estate Sub II, LLC ("SPT II"), a direct, wholly-owned subsidiary of the Company, entered into a term loan Credit Agreement (the "Credit Agreement") with Bank of America as administrative agent (the "Agent") and as lender, and the Company and certain of its subsidiaries as guarantors. The Credit Agreement provides for loans of up to $125,195 initially, with the possibility of increasing the amount of the loans to $150,000 (the "Bank of America Facility"). The initial draw under the of the Credit Agreement were used, in part, to partially finance the acquisition of a senior secured note due March 15, 2015 in the amount of $205,000 (the "Purchased Note") from Bank of America. The Purchased Note is due from certain special purpose entities that were formed to hold substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties.

        Advances under the Credit Agreement accrue interest at a per annum rate based on LIBOR or a base rate, at the election of SPT II. The margin can vary between 2.35% and 2.50% over LIBOR, and between 1.35% and 1.50% over base rate, based on the performance of the assets securing the Purchased Note. The initial maturity date of the Credit Agreement is November 30, 2013, subject to a 12 month extension option, exercisable by SPT II upon satisfaction of certain conditions set forth in the Credit Agreement. Bank of America retains the sole discretion, subject to certain conditions, over the market value of collateral assets for purposes of determining whether the Company is required to pay margin to the Bank of America. As of December 31, 2010, $124.8 million was outstanding under the Credit Agreement. The carrying value of the loans pledged as collateral under the Credit agreement was $178.8 million as of December 31, 2010.

        In connection with the Credit Agreement, SPT II entered into a Security Agreement with the Agent, under which SPT II granted a security interest in substantially all its assets to the Agent as security for its obligations under the Credit Agreement, including, among other things, the Purchased Note. In connection with the Credit Agreement, the Company entered into a Pledge Agreement with the Agent, under which the Company granted a security interest in its membership interests in SPT II to the Agent as security for its obligations as a guarantor under the Credit Agreement.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2010

(Amounts in thousands, except share and per share amounts)

6. Secured Financing Agreements (Continued)

        The Credit Agreement provides for customary events of default. If an event of default occurs and is continuing, then the Agent may declare the principal of, and any accrued interest on, the loans made under the Credit Agreement to be due and payable immediately. In addition, upon the occurrence and during the continuance of an event of default, interest will accrue at an additional 2% per annum over the rate applicable to base rate loans.

        The following table represents our five-year principal repayments schedule for the secured financings assuming no defaults, or expected extensions of the underlying CMBS assets and the Wells Facility, the Second Wells Facility, the Goldman Facility and the Bank of America Facility, excluding collateralized debt obligations in securitization trust (refer to Footnote 7 for discussion).

2011	$85,809
2012	90,497
2013	403,353
2014	—
2015 and thereafter	—

Total	$579,659

        Secured financing maturities in 2011 relate to a portion of the TALF loans used to lever the TALF CMBS. The proceeds from the principal repayments on the TALF CMBS will be used to pay down the TALF loans.

7. Securitization and Financing Arrangements

        During 2010, the Company participated in a commercial mortgage securitization which generated non-recourse match funded financing with an effective cost of funds of approximately 3.5%. The Company separated five mortgage loans with an aggregate face value of $178 million into senior and junior loans. It contributed the five senior loans, or A notes (the "Contributed Loans"), with a face value of approximately $84 million to the securitization trust and received approximately $92 million in proceeds, while retaining $94 million of junior interests. The Contributed Loans are secured by office, retail and industrial properties and have remaining maturities between four and seven years.

        Each of the five Contributed Loans was either originated or acquired by the Company as part of a first mortgage loan. In connection with the securitization, two of the first mortgage loans were each split by the Company into an A note and a B note and three of the first mortgage loans had each been previously split into A notes, B notes and C notes.

        The secured financing liability relates to two of the Contributed Loans that we securitized but did not qualify for sale treatment under GAAP.

        As of December 31, 2010, the balance of the loans pledged to the securitization trust was $50.3 million and the related liability of the securitization trust was $54.1 million.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2010

(Amounts in thousands, except share and per share amounts)

7. Securitization and Financing Arrangements (Continued)

        For the other three Contributed Loans, "effective control" was surrendered and the loans contributed to the securitization qualified for sales treatment under GAAP. The sale of these loans resulted in a gain of $9.3 million, which is included in realized gain on sale of investments in the 2010 consolidated statement of operations.

8. Derivatives and Hedging Activity

Risk Management Objective of Using Derivatives

        The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, foreign exchange, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates and foreign exchange rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company's known or expected cash receipts and known or expected cash payments principally related to our investments and borrowings.

Cash Flow Hedges of Forecasted Interest Payments

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

        In connection with the our repurchase agreements, the Company has entered into four interest rate swaps that have been designated as cash flow hedges of forecasted interest payments. As of December 31, 2010, the aggregate notional amount of the interest rate swaps designated as cash flow hedges of interest rate risk totaled $323.7 million. Under these agreements, the Company will pay fixed monthly coupons at a fixed rates ranging from 0.722% to 1.155% of the notional amount to the counterparty and receive floating rate LIBOR. The interest rate swaps designated as cash flow hedges risk have maturities ranging from November 2012 to November 2015.

        The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recorded directly in earnings. During the year ended December 31, 2010 the Company recorded $46 of losses as hedge ineffectiveness.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2010

(Amounts in thousands, except share and per share amounts)

8. Derivatives and Hedging Activity (Continued)

        Amounts reported in accumulated other comprehensive income related to derivatives designated as cash flow hedges will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Over the next twelve months, the Company estimates that an additional $1.8 million will be reclassified as an increase to interest expense. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 59 months.

Non-designated Hedges

        Derivatives not designated as hedges are derivatives that do not meet the criteria for hedge accounting under GAAP or which the Company has elected not to designate as hedges. The Company does not use these derivatives for speculative purposes but they are instead used to manage our exposure to foreign exchange rate movements and interest rate changes.

        During 2010, the Company entered into a series of forward contracts whereby the Company agrees to sell an amount of GBP for an agreed upon amount of USD at various dates through October of 2013. These forward contracts were executed to economically fix the USD amount of GBP-denominated cash flows expected to be received related to the Company's GBP-denominated loan investments. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and totaled $7.4 million of losses for the year ended December 31, 2010. As of December 31, 2010, the Company had 16 foreign exchange forward derivatives with a total notional amount of GBP 101.1 million that were not designated as hedges.

        During 2010, the Company entered into three interest rate swaps that were not designated as hedges. Under these agreements, the Company will pay fixed monthly coupons at a fixed rates ranging from 1.88% to 2.23% of the notional amount to the counterparty and receive floating rate LIBOR. These interest rate swaps are used to limit the price exposure of certain loan assets due to changes in benchmark USD-LIBOR swap rates from which the pricing of these loans is derived. The loan assets associated with these swaps are being carried at fair value, with changes in fair value recorded through earnings, see Note 13. As of December 31, 2010, the aggregate notional amount of these interest rate swaps totaled $128 million. Changes in the fair value of these interest rate swaps are recorded directly in earnings and totaled $0.1 million of losses for the year ended December 31, 2010.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2010

(Amounts in thousands, except share and per share amounts)

8. Derivatives and Hedging Activity (Continued)

        The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheets as of December 31, 2010 and December 31, 2009, noting that there were no derivative financial instruments during the period from August 17, 2009 (Inception) to December 31, 2009).

Tabular Disclosure of Fair Values of Derivative Instruments

	Derivatives in a Asset Position				Derivatives in a Liability Position
	As of December 31, 2010		As of December 31, 2009		As of December 31, 2010		As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps	Derivative Assets	$89	N/A	$—	Derivative Liabilities	$1,714	N/A	$—

Total derivatives designated as hedging instruments		$89		$—		$1,714		$—

Derivatives not designated as hedging instruments
Interest rate swaps	Derivative Assets	$248	N/A	$—	Derivative Liabilities	$303	N/A	$—
Foreign exchange contracts	N/A	—	N/A	—	Derivative Liabilities	7,383	N/A	—

Total derivatives not designated as hedging instruments		$248		$—		$7,686		$—

        The Company estimates that substantially all of the existing losses recognized in accumulated other comprehensive income as of December 31, 2010 will be reclassified into earnings during the year ending December 31, 2011.

        The tables below present the effect of the Company's derivative financial instruments on the consolidated financial statements for the year ended December 31, 2010.

Cash flow hedges impact for the year ended December 31, 2010:

($'s in thousands)

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of gain recognized in income on derivative (ineffective portion)	Amount of gain recognized in income on derivative (ineffective portion)
Interest Rate	$3,367	Interest Expense	$1,742	Interest Expense	$46

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2010

(Amounts in thousands, except share and per share amounts)

8. Derivatives and Hedging Activity (Continued)

Non-designated derivatives impact for the year ended December 31, 2010:

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
Interest Rate Contracts	Unrealized loss on currency hedges and interest rate swaps	$1,685
Foreign Exchange Contracts	Unrealized loss on currency hedges and interest rate swaps	$7,499

Credit-risk-related Contingent Features

        The Company has entered into agreements with certain of its derivative counterparties that contain provisions where if the Company were to default on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Company may also be declared in default on its derivative obligations. The Company also has certain agreements that contain provisions where if the ratio of the Company's principal amount of indebtedness to total assets at any time exceeds 75%, then the Company could be declared in default on its derivative obligations.

        As of December 31, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $9.6 million. As of December 31, 2010, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2010, it could have been required to settle its obligations under the agreements at their termination liability value of $9.6 million.

9. Related-Party Transactions

        The Company entered into a management agreement with its Manager upon closing of its initial public offering, which provides for an initial term of three years with automatic one-year extensions thereafter unless terminated as described below. Under the management agreement, the Manager, subject to the oversight of our board of directors, is required to manage the day-to-day activities of the Company, for which the Manager receives a base management fee and is eligible for an incentive fee and stock awards. The Manager is also entitled to charge the Company for certain expenses incurred on behalf of the Company, as described below.

        Base Management Fee.    The base management fee is 1.5% of our stockholders' equity per annum and calculated and payable quarterly in arrears in cash. For purposes of calculating the management fee, our stockholders' equity means: (a) the sum of (1) the net proceeds from all issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (2) our retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (b) any amount that we pay to repurchase our common stock since inception. It also excludes (1) any unrealized gains and losses and other non-cash items that have

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2010

(Amounts in thousands, except share and per share amounts)

9. Related-Party Transactions (Continued)

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

        For the year ended December 31, 2010 and the period ended December 31, 2009, approximately $14.1 million and $5.1 million, respectively, was incurred for base management fees, of which $3.8 million and $3.4 million was payable as of December 31, 2010 and December 31, 2009, respectively.

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

        The incentive fee will be an amount, not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) our Core Earnings (as defined below) for the previous 12-month period (or part thereof that the management agreement is in effect), and (ii) the product of (A) the weighted average of the issue price per share of our common stock of all of our public offerings multiplied by the weighted average number of all shares of common stock outstanding (including any restricted stock units, any restricted shares of common stock and other shares of common stock underlying awards granted under our equity incentive plans) in such previous 12-month period (or part thereof that the Management Agreement is in effect), and (B) 8%, and (2) the sum of any incentive fee paid to our Manager with respect to the first three calendar quarters of such previous 12-month period (or part thereof that the management agreement is in effect). For purposes of calculating the incentive fee prior to the completion of a 12-month period following the effective date of the management agreement, Core Earnings was calculated on an annualized basis.

        One half of each quarterly installment of the incentive fee is payable in shares of our common stock so long as the ownership of such additional number of shares by our Manager would not violate the 9.8% stock ownership limit set forth in our articles of incorporation, after giving effect to any waiver from such limit that our Board of Directors may grant in the future. The remainder of the incentive fee is payable in cash. The number of shares to be issued to our Manager is equal to the dollar amount of the portion of the quarterly installment of the incentive fee payable in shares divided by the average of the closing prices of our common stock on the NYSE for the five trading days prior to the date on which such quarterly installment is paid.

        Core Earnings is a non-GAAP measure defined as GAAP net income (loss) excluding non-cash equity compensation expense, the incentive fee, unrealized gains, losses, depreciation and amortization of real estate, or other non-cash items. The incentive fee shall be payable one-half in common stock so long as the ownership of shares by the Manager does not exceed the 9.8% stock ownership limit set

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2010

(Amounts in thousands, except share and per share amounts)

9. Related-Party Transactions (Continued)

forth in the Company's articles of incorporation. The remainder of the incentive fee will be payable in cash.

        As of December 31, 2010, $1.2 million has been accrued relating to the earnings which are above the 8% hurdle described above and is included in related party payable on the consolidated balance sheets. There was no incentive fee accrual as of December 31, 2009.

        Expense Reimbursement.    The Company is required to reimburse the Manager for operating expenses incurred by the Manager on behalf of the Company. In addition, pursuant to the terms of the management agreement, the Company is required to reimburse the Manager for the cost of legal, tax, consulting, auditing and other similar services rendered for the Company by the Manager's personnel provided that such costs are no greater than those that would be payable if the services were provided by an independent third party. The expense reimbursement is not subject to any dollar limitations but is subject to review by the Company's independent directors. For the year ended December 31, 2010 and the period ended December 31, 2009, approximately $1.6 million and $0.2 million, respectively, was incurred for compensation and other reimbursable expenses, of which approximately $0.3 million and $0.1 million was payable as of December 31, 2010 and December 31, 2009, respectively.

        Termination Fee.    After the initial three-year term, the Company can terminate the management agreement without cause, as defined in the management agreement, with an affirmative two-thirds vote by the Company's independent directors and 180 days written notice to the Manager. Upon termination without cause, the Manager is due a termination fee equal to three times the sum of the average annual base management fee and incentive fee earned by the Manager over the preceding eight calendar quarters. No termination fee is payable if the Manager is terminated for cause, as defined in the management agreement, which can be done at any time with 30 days written notice from the Company's board of directors.

10. Stockholders' Equity

        The Company's authorized capital stock consists of 100,000,000 shares of preferred stock, $0.01 par value per share, and 500,000,000 shares of common stock, $0.01 par value per share.

        On August 17, 2009, the Company sold 47,575,000 shares of its common stock (including 1,000,000 shares sold to an entity controlled by Starwood Capital Group pursuant to a simultaneous private placement) in an initial public offering at an offering price of $20 per share.

        In December 2010, the Company completed a follow-on offering of 23,000,000 shares of its common stock at a price of $19.73 per share.

        The Company's board of directors declared a dividend of $0.22 per share of common stock for the quarter ended March 31, 2010 on March 4, 2010. The dividend was paid on April 15, 2010 to common stockholders of record as of March 31, 2010. The board also declared a dividend of $0.25 per share of common stock for the quarter ended June 30, 2010. The dividend was paid on July 15, 2010 to common stockholders of record as of June 30, 2010. The board further declared a dividend of $0.33 per share of common stock for the quarter ended September 30, 2010. The dividend was paid on October 15, 2010 to common stockholders of record as of September 30, 2010. On November 10, 2010,

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2010

(Amounts in thousands, except share and per share amounts)

10. Stockholders' Equity (Continued)

the board declared a dividend of $0.40 per share of common stock for the quarter ended December 31, 2010. The dividend was paid on January 17, 2011 to common stockholders of record as of December 31, 2010. The dividends declared in 2010 represented ordinary income distributions for federal income tax purposes. The dividends declared during the period from August 17, 2009 (Inception) to December 31, 2009 represented return of capital distributions for federal income tax purposes.

Equity Incentive Plans

        The Company has reserved an aggregate of 3,112,500 shares of common stock for issuance under the Starwood Property Trust, Inc. Equity Plan and Starwood Property Trust, Inc. Manager Equity Plan and an additional 100,000 shares of common stock for issuance under the Starwood Property Trust, Inc. Non-Executive Director Stock Plan. These plans provide for the issuance of restricted stock or restricted stock units. The holders of awards of restricted stock or restricted stock units will be entitled to receive dividends or "distribution equivalents," which will be payable at such time dividends are paid on the Company's outstanding common shares.

        The Company granted each of its four independent directors 2,200 restricted shares concurrently with its initial public offering, with a total fair value of approximately $175. The grants vest ratably in three annual installments on each of the first, second, and third anniversaries of the grant date, subject to the director's continued service. In addition, effective August 19, 2010, the Company granted each of its four independent directors an additional 1,000 restricted shares, with a total fair value of approximately $75. The grant will vest in one annual installment on the first anniversary of the grant, subject to the director's continued service. For the year ended December 31, 2010, approximately $86 was included in general and administrative expense related to the grants.

        In August 2009, the Company granted 1,037,500 restricted stock units with a fair value of approximately $20.8 million at the grant date to the Manager under the Manager Equity Plan. The grants vest ratably in quarterly installments over three years beginning on October 1, 2009, with 86,458 shares vesting each quarter, respectively. In accordance with the supplemental equity offering in December 2010, the Company granted 1,075,000 restricted stock units with a fair value of approximately $21.8 million at the grant date to the Manager under the Manager Equity Plan. The grants will vest ratably in quarterly installments over three years beginning on March 31, 2010, with 89,583 shares vesting each quarter, respectively.For the year ended December 31, 2010 and the period from August 17, 2009 (Inception) to December 31, 2009, approximately $7.4 million and $2.4 million were included in management fees related to these grants. As of December 31, 2010, 432,292 shares had vested and were issued to the Manager. There were no shares issued to the Manager as of December 31, 2009.

        The Company granted to an employee 5,000 restricted stock units with a fair value of $100 under the Starwood Property Trust, Inc. Equity Plan in August 2009. The award was scheduled to vest ratably in quarterly installments over three years beginning on October 1, 2009. Upon the departure of this employee, the Company issued 1,250 shares of its common stock relating to the vested portion of the award, while the remaining 3,750 unvested units were forfeited. For the year ended December 31, 2010, approximately $16 was included in general and administrative expense in relation to this grant.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2010

(Amounts in thousands, except share and per share amounts)

10. Stockholders' Equity (Continued)

  Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants to Independent Directors	Restricted Stock Unit Grants to Employees	Restricted Stock Unit Grants to Manager	Total
Beginning Balance	8,800	4,583	951,042	964,425
Granted	6,200	—	1,075,000	1,081,200
Vested	(2,199)	(833)	(345,834)	(348,866)
Forfeited	(2,200)	(3,750)	—	(5,950)

December 31, 2010	10,601	—	1,680,208	1,690,809

Vesting Schedule

	Restricted Stock Grants to Independent Directors	Restricted Stock Unit Grants to Employees	Restricted Stock Unit Grants to Manager	Total
2011	6,932	—	748,958	755,890
2012	2,937	—	617,708	620,645
2013	732	—	313,542	314,274

Total	10,601	—	1,680,208	1,690,809

11. Accumulated Other Comprehensive Income

        Accumulated other comprehensive income is comprised of the following, net of noncontrolling interests in consolidated subsidiaries:

December 31, 2010
Cumulative unrealized gain on available-for-sale securities	$9,828
Effective portion of cumulative loss on cash flow hedges	(1,625)

Total	$8,203

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2010

(Amounts in thousands, except share and per share amounts)

12. Net Income per Share

        Net income per share for the year ended December 31, 2010 is computed as follows (amounts in thousands except share and per share):

	Year ended December 31, 2010	Period August 19, 2009 (Inception) to December 31, 2009
Basic and Diluted:
Net income (loss) attributable to Starwood Property Trust, Inc.	$57,046	$(3,017)
Weighted average number of shares of common stock outstanding	49,138,720	47,575,634
Basic net income (loss) per share	$1.16	$(0.06)
Weighted average number of shares of diluted stock outstanding	50,021,824	47,575,634
Diluted net income(loss) per share	$1.14	$(0.06)

13. Fair Value of Financial Instruments

        GAAP establishes a hierarchy of valuation techniques based on the observability of inputs utilized in measuring financial instruments at fair values. GAAP establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The three levels of the hierarchy are described below:

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

        Any changes to the valuation methodology will be reviewed by our management to ensure the changes are appropriate. The methods used may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company anticipates that its valuation methods will be appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The Company uses inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2010

(Amounts in thousands, except share and per share amounts)

13. Fair Value of Financial Instruments (Continued)

        The following table presents the Company's financial instruments carried at fair value on a recurring basis in the consolidated balance sheet as of December 31, 2010.

	As of December 31, 2010*
	Total	Level I	Level II	Level III
Mortgage-backed securities	$397,680	$—	$397,680	$—
Loans held-for-sale, at fair value	144,163	—	—	144,163
Other investments	8,177	8,177	—	—
Derivative assets	337		337
Derivative liabilities	(9,400)	—	(9,400)	—

Total	$540,957	$8,177	$388,617	$144,163

*
There were no available-for-sale mortgage-backed securities, other investments or derivative liabilities as of December 31, 2009. Therefore, no comparative table is presented.

        The changes in investments classified as Level III are as follows for the year ended December 31, 2010:

Beginning balance—January 1, 2010	$—
Purchases of loans held-for-sale at fair value	144,163

Ending balance—December 31, 2010	$144,163

        In December 2010 the Company originated three loans that it intends to sell in the near term. At the time of the origination, the Company elected to account for these loans at fair value. The associated interest rate derivative was not designated as a hedging instrument for accounting purposes. As a result, changes in the fair value of the interest rate derivative are reported in the accompanying consolidated statements of operations. It is expected that changes in the fair value of the three loans, which will also be recorded through earnings as a result of the Company's fair value election, will materially offset the changes in the fair value of the interest rate derivative. The unpaid principal balance on the loans was 143.9 million at December 31, 2010.

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

        The fair value of cash and cash equivalents, accrued interest and accounts payable approximates their carrying value due to their short term nature. CMBS and RMBS securities are valued by

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2010

(Amounts in thousands, except share and per share amounts)

13. Fair Value of Financial Instruments (Continued)

reviewing broker quotes from dealers in those securities as well as other available market data sources. Discounted cash flows, credit and tenant review as well as other quantitative and qualitative factors are evaluated to estimate the fair value of our loan portfolio.

        Currently, the Company uses interest rate swaps to manage its interest rate risk and foreign currency forwards to manage foreign exchange risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. To comply with the provisions of GAAP, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements

        The fair value of secured financing facilities is determined based on projected future discounted cash flows, current interest rates, assessment of the yield curve environment and credit analysis of the Company's credit.

        The following table presents the fair value of all of the Company's financial instruments not carried at fair value on the consolidated balance sheet:

	Fair Value as of December 31, 2010	Fair Value as of December 31, 2009
Financial Assets:
CMBS(a)	$—	$249,457
Loans	$1,319,979	$215,575
Other investments	$6,000	$—
Financial Liabilities:
Secured financing agreements	$637,499	$170,868

(a)—During 2010, all CMBS were reclassified to "Available-for-Sale" from "Held-to-Maturity"

14. Commitments and Contingencies

        In connection with our initial public offering, the Company is required to pay $27.2 million of underwriters' fees if Core Earnings exceed an 8% performance threshold over four consecutive quarters as defined in the purchase agreement entered into with the underwriters. Based on the Company's original and current business plan, it expects to achieve this level of earnings. Therefore, the Company recorded a deferred liability and an offsetting reduction in additional paid-in capital for the full $27.2 million and expects to pay it out over the next twelve months.

        As described in Note 5, as of December 31, 2010, the Company has unfunded commitments totaling $3.7 million related to an investment.

        On July 2, 2010, the Company closed on a 50% participation in a $138 million renovation loan for the Hyatt Regency New Orleans. The six year loan is expected to be advanced over a 12 month period and has an 11% coupon rate. The Company's share of the loan is $69 million. As of December 31,

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2010

(Amounts in thousands, except share and per share amounts)

14. Commitments and Contingencies (Continued)

2010 the Company's unfunded obligation related to this loan was approximately $54.3 million, which is expected to be funded over the next six months.

        Management is not aware of any other contractual obligations, legal proceedings, or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on the Company's financial statements.

15. Quarterly Financial Data (Unaudited)

        The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations:

	For the Three-Month Periods Ended
	March 31		June 30	September 30		December 31
2010:
Net interest margin		$12,398	$17,978	$22,822		$24,538
Net income		6,260	11,410	23,283		17,889
Net income allocable to Starwood Property Trust		5,941	10,849	22,683		17,573
Total earnings per share—Basic(a)		$0.12	$0.23	$0.47		$0.33
Total earnings per share—Diluted(a)		$0.12	$0.22	$0.47		$0.33
2009:
Net interest margin	$			$612	*	$4,411
Net (loss)				(1,771	)*	(809)
Net (loss) allocable to Starwood Property Trust				(1,919	)*	(1,098)
Total (loss) per share—Basic(a)	$			$(0.04	)*	$(0.02)
Total (loss) per share—Diluted(a)	$			$(0.04	)*	$(0.02)

*
Represents the period from August 17, 2009 (Inception) to September 30, 2009.

16. Subsequent Events

        On March 1, 2011, the Company's board of directors declared a dividend of $0.42 per share for the first quarter of 2010, which is payable on April 15, 2011 to common stockholders of record as of March 31, 2011.

Starwood Property Trust, Inc. and Subsidiaries

Schedule IV—Mortgage Loans on Real Estate

December 31, 2010

(Amounts in thousands)

Description/Location	Prior Liens(1)	Face Amount	Carrying Amount	Interest Rate(3)	Payment Terms(2)	Maturity Date
First Mortgages:
Industrial / Various, FL	$11,098	$19,943	$14,389	8.18%	I/O*	8/31/2024
Industrial / Various, FL	30,236	9,272	4,722	8.18%	I/O	8/31/2024
Retail / Orland Park, IL	—	2,487	2,463	24.16%	P&I	12/31/2014
Office / Chicago, IL	—	21,660	21,478	13.17%	I/O*	6/1/2015
Hotel / Various, Worldwide	—	204,404	178,782	L+1.75%	P&I	11/12/2015
Industrial / Various, FL	—	11,098	9,515	7.80%	P&I	8/31/2017
Retail / Orland Park, IL	—	13,398	13,271	5.00%	P&I	12/31/2014
Hotel / Laguna Beach, CA	—	18,000	17,871	9.00%	I/O	21/1/2013
Hotel/Various, USA	—	73,722	72,517	9.50%	I/O	1/1/2014
Office / Various, USA	—	39,145	39,435	7.64%	P&I	10/1/2011
Retail, Chicago, IL	—	85,780	86,369	7.15%	P&I	9/1/2011
Mixed Use / Minnetonka, MN	—	9,727	9,833	7.69%	P&I	9/1/2012
Mixed Use/ Minnetonka, MN	—	23,230	23,483	7.68%	P&I	9/1/2012
Mixed Use/Minnetonka, MN	—	23,186	23,441	8.10%	P&I	9/1/2012
Office/ Fort Worth, TX	—	28,777	29,096	7.45%	P&I	10/1/2012
Retail/Various, USA	—	70,925	71,343	8.25%	P&I	7/1/2011
Office/Chicago, IL	—	37,340	37,026	5.00%	I/O*	6/1/2015
Hotel/New Orleans, LA	—	14,697	12,335	11.00%	I/O	7/10/2016
Retail/Chester, NJ	—	15,300	15,174	7.75%	I/O*	10/5/2015
Hotel / New York, NY	—	26,500	26,250	8.15%	I/O*	11/1/2013
Retail/Various, USA	—	25,901	25,774	4.70%	I/O*	1/6/2016
Various/ Vail, CO	—	33,000	32,697	6.26%	I/O	6/11/2013
Hotel / Various, USA	—	14,000	14,071	10.00%	I/O	1/6/2012
Hotel / Various, USA	—	110,000	110,468	6.00%	I/O*	1/6/2016
Hotel/Various, USA	—	45,000	45,191	10.41%	I/O*	1/6/2016
Hotel / Estes Park, CO	—	8,000	7,920	5.00%	P&I	1/6/2016
Hotel/ Estes Park, CO	—	7,300	7,227	12.34%	P&I	1/6/2016
Subordinated Debt & Mezzanine:
Industrial/Various, USA	$32,520	$57,182	$43,658	8.18%	I/O*	8/31/2024
Industrial / Various, USA	45,377	15,213	8,619	8.18%	I/O	8/31/2024
Retail / Various, USA	100,000	42,400	42,045	14.28%	I/O*	11/1/2015
Retail/Houston, TX	57,312	30,762	30,869	7.68%	P&I	4/1/2011
Hotel/New York, NY	55,000	15,000	13,748	10.00%	I/O	11/25/2012
Office/Los Angeles, CA	114,938	79,730	80,718	7.30%	P&I	5/11/2013
Office/New York, NY	262,832	11,638	9,935	7.19%	P&I	7/11/2016
Retail/Columbus, OH	320,000	85,000	69,351	6.97%	I/O	8/8/2017
Hotel/Various, UK	1,164,300	144,205	121,218	3L+2.24%	I/O	10/5/2013
Hotel/ Estes Park, CO	—	7,800	7,722	10.00%	P&I	1/6/2016
Retail/Various, USA	—	8,083	8,043	11.81%	I/O*	1/6/2016
Hotel/Various, USA	—	37,000	37,176	11.01%	I/O*	1/6/2016

	$2,193,613	$1,525,605	$1,425,243

Notes to Schedule IV:

(1)
Represents third-party priority liens. Third party portions of pari-passu participations are not considered prior liens. Additionally, excludes the outstanding debt on third party joint ventures of underlying borrowers.

(2)
P&I = principal and interest; I/O = interest only, I/O* = principal payments begin later in loan period

(3)
L = one month Libor rate, 3L = three month Libor rate

Starwood Property Trust, Inc. and Subsidiaries

Schedule IV—Mortgage Loans on Real Estate (Continued)

December 31, 2010

(Amounts in thousands)

        For the year ended December 31, 2010, activity related to the loans originated and loans acquired by the company is as follows:

Beginning Balance, at December 31, 2009	$214,521
Acquisitions/Origination	1,352,253
Capitalized Interest	3,323
Carrying amount of loans sold	(28,911)
Loan maturities	(114,717)
Principal repayments	(13,642)
Discount/premium amortization	6,339
Unrealized foreign currency remeasurement gain	6,077

Balance, December 31, 2010	$1,425,243

        From inception to December 31, 2009, activity related to the loans originated and loans acquired by the company is as follows:

Originations/acquisitions	$215,048
Capitalized Interest	305
Principal pay downs	(1,150)
Discount/premium amortization	318

Balance, December 31, 2010	$214,521

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        Disclosure Controls and Procedures.—We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

        Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

        As of December 31, 2010, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting as of December 31, 2010 is effective.

        Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

        The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on pages 64-65 of this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2010.

        Changes to Internal Control Over Financial Reporting.    No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information regarding the Company's directors, including the audit committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be included in the Proxy Statement and is incorporated herein by reference.

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

 PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)
Documents filed as part of this report:

(1)
Financial Statements:

    See Item 8—"Financial Statements and Supplementary Data", filed herewith, for a list of financial statements.

  (2)
  Financial Statement Schedules:

    Schedule IV—Mortgage Loans on Real Estate.

  (3)
  Exhibits Files:

Exhibit No.	Description
3.1	Articles of Amendment and Restatement of Starwood Property Trust, Inc. (Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q filed November 16, 2009)

3.2	Bylaws of Starwood Property Trust, Inc. (Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q filed November 16, 2009)

10.1	Private Placement Purchase Agreement, dated August 11, 2009, between Starwood Property Trust, Inc. and SPT Investment, LLC (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed November 16, 2009)

10.2	Registration Rights Agreement, dated August 17, 2009, among Starwood Property Trust, Inc., SPT Investment, LLC and SPT Management, LLC (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed November 16, 2009)

10.3	Management Agreement, dated August 17, 2009, among SPT Management, LLC and Starwood Property Trust, Inc. (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed November 16, 2009)

10.4	Co-Investment and Allocation Agreement, dated August 17, 2009, among Starwood Property Trust, Inc., SPT Management, LLC and Starwood Capital Group Global, L.P. (Incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q filed November 16, 2009)

10.5	Starwood Property Trust, Inc. Non-Executive Director Stock Plan (Incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q filed November 16, 2009)

10.6	Form of Restricted Stock Award Agreement for Independent Directors (Incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q filed November 16, 2009)

10.7	Starwood Property Trust, Inc. Manager Equity Plan (Incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q filed November 16, 2009)

10.8	Restricted Stock Unit Award Agreement, dated August 17, 2009, between Starwood Property Trust, Inc. and SPT Management, LLC (Incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q filed November 16, 2009)

10.9	Starwood Property Trust, Inc. Equity Plan (Incorporated by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-Q filed November 16, 2009)

Exhibit No.	Description
10.10	Restricted Stock Unit Award Agreement, dated August 17, 2009, between Starwood Property Trust, Inc. and Barbara J. Anderson (Incorporated by reference to Exhibit 10.10 of the Company's Quarterly Report on Form 10-Q filed November 16, 2009)

10.11	Underwriting Agreement, dated as of August 11, 2009, among Starwood Property Trust, Inc., SPT Management, LLC and the underwriters named therein (Incorporated by reference to Exhibit 10.11 of the Company's Quarterly Report on Form 10-Q filed November 16, 2009)

10.12	Loan Purchase and Sale Agreement, dated February 16, 2010, among Starwood Property Mortgage Sub-1, L.L.C., Teachers Insurance and Annuity Association of America and Chicago Title Insurance Company, as escrow agent (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed May 10, 2010)

10.13	Master Repurchase and Securities Contract, dated March 31, 2010, between Starwood Property Mortgage Sub-1, L.L.C. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed May 10, 2010)

10.14	Master Repurchase and Securities Contract, dated August 6, 2010, between Starwood Property Mortgage Sub-2, L.L.C. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed August 12, 2010)

10.15	Master Repurchase Agreement, dated December 2, 2010, between Starwood Property Mortgage Sub-3, L.L.C. and Goldman Sachs Mortgage Company (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 6, 2010)

10.16	Credit Agreement, dated December 3, 2010, among SPT Real Estate Sub II, LLC, Starwood Property Trust, Inc. and certain subsidiaries of Starwood Property Trust, Inc., as guarantors, and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed December 6, 2010)

21.1	Subsidiaries of the Company

23.1	Consent of Deloitte & Touche, LLP

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Starwood Property Trust, Inc.
Date: March 1, 2011	By:	/s/ BARRY S. STERNLICHT Barry S. Sternlicht Chief Executive Officer and Chairman of the Board of Directors

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 1, 2011	By:	/s/ BARRY S. STERNLICHT Barry S. Sternlicht Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Date: March 1, 2011	By:	/s/ JEROME SILVEY Jerome Silvey Chief Financial Officer
Date: March 1, 2011	By:	/s/ JEFFREY G. DISHNER Jeffrey G. Dishner Director
Date: March 1, 2011	By:	/s/ BOYD W. FELLOWS Boyd W. Fellows President and Director
Date: March 1, 2011	By:	/s/ RICHARD D. BRONSON Richard D. Bronson Director
Date: March 1, 2011	By:	/s/ JEFFREY F. DIMODICA Jeffrey F. DiModica Director
Date: March 1, 2011	By:	/s/ CAMILLE J. DOUGLAS Camille J. Douglas Director
Date: March 1, 2011	By:	/s/ STRAUSS ZELNICK Strauss Zelnick Director