Form 10-Q
period 2011-03-31
STARWOOD PROPERTY TRUST, INC.
filed 2011-05-10
CIK 1465128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-34436

Starwood Property Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	27-0247747
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

591 West Putnam Avenue
Greenwich, Connecticut	06830
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of May 6, 2011, was 71,208,465.

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

These forward-looking statements are based largely on our current beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors that may cause actual results to vary from our forward-looking statements include, but are not limited to:

• factors described in our Annual Report on Form 10-K for the year ended December 31, 2010, including those set forth under the captions “Risk Factors” and “Business”;

• defaults by borrowers in paying debt service on outstanding items;

• impairment in the value of real estate property securing our loans;

• availability of mortgage origination and acquisition opportunities acceptable to us;

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

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands, except share and per share data)

	As of March 31, 2011	As of Dec. 31, 2010
Assets:
Cash and cash equivalents	$122,692	$226,854
Cash collateral under treasury securities loan agreement	112,741	—
Receivable for securities sold	—	22,214
Loans, held for investment, net	1,524,680	1,230,783
Loans held for sale at fair value	206,246	144,163
Loans held in securitization trust	50,298	50,297
Mortgage backed securities, available-for-sale, at fair value	335,550	397,680
Other investments	19,645	14,177
Accrued interest receivable	10,938	9,564
Derivative assets	1,825	337
Other assets	7,782	5,336
Total Assets	$2,392,397	$2,101,405
Liabilities and Stockholders’ Equity
Liabilities:
Payable for unsettled securities purchased	$112,619	$47,178
Accounts payable and accrued expenses	5,501	5,527
Related-party payable	7,209	5,050
Dividends payable	30,539	29,081
Derivative liabilities	12,455	9,400
Secured financing agreements	804,558	579,659
Collateralized debt obligation in securitization trust	53,870	54,086
Deferred offering costs	27,195	27,195
Other liabilities	2,423	7,000
Total Liabilities	1,056,369	764,176
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 71,032,424 and 71,021,342 issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	706	706
Additional paid-in capital	1,341,837	1,337,953
Accumulated other comprehensive income	3,086	8,203
Accumulated deficit	(18,394)	(19,302)
Total Starwood Property Trust, Inc. Stockholders’ Equity	1,327,235	1,327,560
Noncontrolling interests in consolidated subsidiaries	8,793	9,669
Total Equity	1,336,028	1,337,229
Total Liabilities and Stockholders’ Equity	$2,392,397	$2,101,405

See notes to condensed consolidated financial statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited, amounts in thousands, except share and per share data)

	For the Three-Month Periods Ended March 31
	2011	2010
Net interest margin:
Interest income from mortgage-backed securities	$6,860	$4,331
Interest income from loans	32,717	9,699
Interest expense	(8,144)	(1,632)
Net interest margin	31,433	12,398
Expenses:
Management fees (including $3,844 and $1,542 of non-cash stock-based compensation)	9,346	4,970
General and administrative (including $40 and $18 of non-cash stock-based compensation)	2,192	1,779
Total expenses	11,538	6,749
Income before other income (expense)	19,895	5,649
Interest income from cash balances	144	611
Other expense	(472)	—
Other-than-temporary impairment of securities	(434)	—
Realized gain on sale of investments	8,104	—
Realized foreign currency loss	(30)	—
Realized loss on interest rate hedges	(238)	—
Unrealized gains on loans held for sale at fair value	3,187	—
Unrealized gains on interest rate hedges	1,501	—
Unrealized losses on currency hedges	(3,916)	—
Unrealized foreign currency remeasurement gain	3,984	—
Net Income	31,725	6,260
Net income attributable to non-controlling interests	278	319
Net income attributable to Starwood Property Trust, Inc.	$31,447	$5,941
Net income per share of common stock:
Basic	$0.44	$0.12
Diluted	$0.43	$0.12
Weighted average number of shares of common stock outstanding:
Basic	71,013,358	47,662,840
Diluted	72,743,362	48,626,300

Distributions declared per common share	$0.42	$0.22

See notes to condensed consolidated financial statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited, amounts in thousands, except share data)

						Total
						Starwood
					Accumulated	Property
					Other	Trust,
	Common Stock		Additional		Comprehensive	Inc.	Non-
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Income (Loss)	Stockholders’ Equity	controlling interests	Total Equity
Balance at January 1, 2010	47,583,800	$476	$895,857	$(8,366)	$—	$887,967	$8,068	$896,035

Stock-based compensation			1,560			1,560		1,560
Net income				5,941		5,941	319	6,260

Dividends declared, $0.22 per share				(10,698)		(10,698)		(10,698)
Other comprehensive loss, net					(447)	(447)		(447)
Contribution from noncontrolling interests						—	2,578	2,578
Distribution to noncontrolling interests						—	(299)	(299)
Balance at March 31, 2010	47,583,800	476	897,417	(13,123)	(447)	884,323	10,666	894,989

	Common Stock		Additional		Accumulated other Comprehensive	Total Starwood Property Trust,	Non-
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Income (Loss)	Inc. Equity	controlling Interests	Total Equity
Balance at January 1, 2011	71,021,342	$706	$1,337,953	$(19,302)	$8,203	$1,327,560	$9,669	$1,337,229

Stock-based compensation	11,082		3,884			3,884		3,884

Net income				31,447		31,447	278	31,725

Dividends declared, $0.42 per share				(30,539)		(30,539)		(30,539)
Other comprehensive loss, net					(5,117)	(5,117)	(303)	(5,420)
Distribution to noncontrolling interests							(851)	(851)
Balance at March 31, 2011	71,032,424	$706	$1,341,837	$(18,394)	$3,086	$1,327,235	$8,793	$1,336,028

See notes to condensed consolidated financial statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income
(Unaudited, amounts in thousands)

	Three Months Ended March, 31 2011	Three Months Ended March 31, 2010
Net Income	$31,725	$6,260
Other comprehensive income (loss):
Change in fair value of interest rate hedges	595	(120)
Change in fair value of available-for-sale securities	(454)	(327)
Reclassification adjustment for net realized gain on securities sold	(5,995)	—
Reclassification adjustment for other-than-temporary impairment	434	—
Comprehensive income	26,305	5,813
Less: Comprehensive (loss) attributable to non-controlling interests	(25)	—
Comprehensive income attributable to Starwood Property Trust, Inc.	$26,280	$5,813

See notes to condensed consolidated financial statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited, amounts in thousands)

	Three months ended March 31, 2011	Three Months Ended March 31, 2010
Cash Flows from Operating Activities:
Net Income	$31,725	$6,260
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of deferred financing costs	394	30
Amortization of net discount on mortgage backed securities	(3,241)	(749)
Amortization of net deferred loan fees and discounts	(4,697)	(481)
Amortization of premium from collateralized debt obligations	(216)	—
Stock-based compensation	3,884	1,560
Gain on sale of available-for-sale securities	(6,163)	—
Gain on sale of loans	(1,914)	—
Gain on sale of other investments	(27)	—
Realized loss on derivatives	268	—
Unrealized gains on held for sale loans at fair value	(3,187)	—
Unrealized gains on interest rate hedges	(1,501)	—
Unrealized losses on currency hedges	3,916	—
Unrealized foreign currency remeasurement gain	(3,984)	—
Other-than-temporary impairment	434
Changes in operating assets and liabilities:
Related-party payable	2,159	38
Accrued interest receivable, less purchased interest	(2,180)	(1,275)
Other assets	(3,114)	292
Accounts payable and accrued expenses	(79)	1,063
Other liabilities	(4,577)	(3,147)
Origination of held for sale loans	(110,431)	—
Proceeds from sale of held for sale loans	56,312	—
Net cash (used in) provided by operating activities	(46,219)	3,591
Cash Flows from Investing Activities:
Purchases of mortgage-backed securities	(92,493)	(35,918)
Proceeds from sales of mortgage-backed securities	92,669	—
Proceeds from mortgage-backed securities maturities	6,160	—
Mortgage-backed securities principal paydowns	34,033	1,699
Origination or acquisition of loans held for investment	(292,685)	(521,359)
Loans held for investment repayments	5,753	2,201
Purchased interest on investments	(287)	(2,572)
Other investments	(8,726)	(6,000)
Proceeds from sale of treasury securities	112,741	—
Cash deposited as collateral under treasury securities loan agreement	(112,741)	—
Proceeds from sale of other investments	2,843	—
Net cash used in investing activities	(252,733)	(561,949)
Cash Flows from Financing Activities:
Borrowings from secured financing arrangements	322,927	25,000
Principal repayments on borrowings	(98,028)	(44)
Payment of deferred financing costs	(177)	(663)
Payment of dividends	(29,081)	(5,349)
Contribution from noncontrolling interest owners	—	2,578
Distribution to noncontrolling interest owners	(851)	(299)
Net cash provided by financing activities	194,790	21,223
Net decrease in cash and cash equivalents	(104,162)	(537,135)
Cash and cash equivalents, beginning of period	226,854	645,129
Cash and cash equivalents, end of period	$122,692	$107,994
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,613	$1,609
Income taxes paid	174	—
Supplemental disclosure of non-cash investing and financing activity:
Dividends declared, not yet paid	$30,539	$10,698

See notes to condensed consolidated financial statements

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2011
(Unaudited, amounts in thousands unless specifically identified and except for share and per share data)

1. Business and Organization

Starwood Property Trust, Inc. (“the Trust” together with its subsidiaries, “we” or the “Company”) is a Maryland corporation that commenced operations (“Inception”) on August 17, 2009 upon the completion of its initial public offering. We are focused primarily on originating, investing in, financing and managing commercial mortgage loans and other commercial real estate debt investments, commercial mortgage-backed securities and residential mortgage-backed securities. We are externally managed and advised by SPT Management, LLC (the “Manager”), an affiliate of Starwood Capital Group.

We are organized and conduct our operations to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). As such, we will generally not be subject to U.S. federal corporate income tax on that portion of our net income that is distributed to stockholders if we distributes at least 90% of our taxable income to our stockholders by prescribed dates and comply with various other requirements.

We are organized as a holding company that conducts its business primarily through various wholly-owned subsidiaries. We have formed joint ventures (the “Joint Ventures”) with Starwood Hospitality Fund II (“Hotel II”) and Starwood Opportunity Fund VIII (“SOF VIII”) in accordance with the co-investment and allocation agreement with the Manager. These Joint Ventures are owned 75% (and controlled) by us and are therefore consolidated into our consolidated financial statements.

2. Summary of Significant Accounting Policies

Basis of Accounting and Principles of Consolidation

The accompanying consolidated financial statements include our accounts and those of our consolidated subsidiaries. All significant intercompany amounts have been eliminated. In Management’s opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

A non-controlling interest in a consolidated subsidiary is defined as “the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent”. Non-controlling interests are presented as a separate component of equity in the consolidated balance sheets. In addition, the presentation of net income attributes earnings to controlling and non-controlling interests.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended December 31, 2010, as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for the full year.

Segment Reporting

We are a REIT focused on originating and acquiring real estate related debt investments and currently operate in one reportable segment.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and short-term investments. Short-term investments are comprised of highly liquid instruments with original maturities of three months or less and at times these balances exceed federally insurable limits. We maintain our cash and cash equivalents in multiple financial institutions that have been rated as investment grade with at least one of the three major rating agencies.

Debt Securities

GAAP requires that at the time of purchase, we designate debt securities as held-to-maturity, available-for-sale, or trading depending on our intent and ability to hold such securities to maturity. Held-to-maturity securities are stated at cost plus any premiums or discounts, which are amortized or accreted through the consolidated statements of operations using the effective interest method. Securities we (i) do not hold for the purpose of selling in the near-term or (ii) may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses recorded as a component of accumulated other comprehensive income in equity. As of March 31, 2011, our commercial mortgage backed securities (“CMBS”) and residential mortgage backed securities (“RMBS”) were designated as available for sale. During 2009 and the first two quarters of 2010, a portion of our CMBS portfolio was designated as held-to-maturity. However, during the third quarter of 2010 our strategy with respect to these investments subsequently changed and we no longer intended to hold these securities to maturity. Therefore, we reclassified these securities to available-for-sale. In connection with this change, we recorded an unrealized gain on our available-for-sale securities of approximately $10.3 million. The designation of each security as available-for-sale involves management judgment which is subject to change. Such a change in judgment would have an impact on the accounting for the security.

When the estimated fair value of a security is less than its amortized cost, we consider whether there is an other-than-temporary impairment (“OTTI”) in the value of the security. An unrealized loss is deemed an OTTI if (i) we intend to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovering our cost basis, or (iii) we do not expect to recover the entire amortized cost basis of the security even if we do not intend to sell the security or believe it is more likely than not that we will be required to sell the security before recovering our cost basis. If the unrealized loss is deemed to be an OTTI, the resulting accounting treatment depends on the factors causing the OTTI. If the OTTI has resulted from (i) our intention to sell the security, or (ii) our judgment that it is more likely than not that we will be required to sell the security before recovering our cost basis, an impairment loss is recognized in current earnings equal to the entire difference between our amortized cost basis and fair value. Whereas, if the OTTI has resulted from our conclusion that we will not recover our cost basis even if we do not intend to sell the security or believe it is more likely than not that we will be required to sell the security before recovering our cost basis, only the credit loss portion of the unrealized loss is recorded in current earnings, and the portion of the loss related to other factors, such as changes in interest rates, continues to be recognized in accumulated other comprehensive income. Determining whether there is an OTTI may require us to exercise significant judgment and make significant assumptions, including, but not limited to, estimated cash flows, estimated prepayments, loss assumptions, and assumptions regarding changes in interest rates. As a result, actual impairment losses could differ from reported amounts. Such judgments and assumptions are based upon a number of factors, including (i) credit of the issuer or the underlying borrowers, (ii) credit rating of the security, (iii) key terms of the security, (iv) performance of the underlying loans, including debt service coverage and loan-to-value ratios, (v) the value of the collateral for the underlying loans, (vi) the effect of local, industry, and broader economic factors, and (vii) the historical and anticipated trends in defaults and loss severities for similar securities.

Loans Held for Investment

We purchase and originate commercial real estate debt and related instruments generally to be held for investment and to maturity. Loans that are held for investment are carried at cost, net of unamortized acquisition premiums or discounts, loan fees, and origination and acquisition costs, unless the loans are deemed impaired. We evaluate each loan classified as held for investment for impairment at least quarterly.  Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. If a loan is considered to be impaired, we record an allowance to reduce the carrying value of the loan to the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral.

Loans Held for Sale

Loans that we intend to sell or liquidate in the near-term are classified as held-for-sale and are carried at the lower of amortized cost or fair value, unless we have elected to record any such loans at fair value at the time they were acquired under FASB ASC Topic 825, “Financial Instruments.”  See further disclosure regarding loans held for sale in Note 12.

U.S. Treasury Securities Sold Short

In February 2011, in order to hedge the impact of interest rate increases on the fair value of our RMBS portfolio, we took short positions on U.S. Treasury Securities with durations similar to expected durations of securities within our RMBS portfolio.  To execute our hedging strategy, we sold to a third party $112,741 in U.S. Treasury Securities that were simultaneously borrowed from our prime broker.  The entire cash sale proceeds from the third party were then immediately deposited with our prime broker as collateral for the treasury securities borrowing.  On March 31, 2011, we purchased from a third party the same series of U.S. Treasury securities that had been borrowed.  The securities were then immediately delivered to the prime broker in repayment of the securities borrowing, thereby settling the short position.  We realized a gain from this strategy of approximately $122, which is comprised of the $194 favorable movement in the prices of treasury securities (from our short position), offset by (i) $72 of interest that accrued on the securities during the term of the borrowing as well as the (ii) transaction costs.  As a result of these short positions being unwound, cash collateral under treasury securities loan agreement and payable for unsettled securities purchased in the accompanying consolidated balance sheet were appropriately reduced to zero on April 1, 2011.

Revenue Recognition

Interest income is accrued based on the outstanding principal amount of the investment security or loan and the contractual terms. Discounts or premiums associated with the purchase of an investment security are amortized into interest income as a yield adjustment on the effective interest method, based on expected cash flows through the expected maturity date of the security. For loans that we have not elected to record at fair value under FASB ASC Topic 825, origination fees and direct loan origination costs are also recognized in interest income over the loan term as a yield adjustment using the effective interest method. For loans that we have elected to record at fair value, origination fees and direct loan costs are recorded directly in income and are not deferred at the time of the election.

Upon the repayment or sale of loans or securities, the excess (or deficiency) of net proceeds over the net carrying value of such securities or loans is recognized as a gain (or loss).

Foreign Currency Transactions

Our assets and liabilities denominated in foreign currencies are translated into U.S. dollars using foreign currency exchange rates at the end of the reporting period. Income and expenses are translated at the approximate weighted average exchange rates for each reporting period. At March 31, 2011, the functional currency of all investments denominated in foreign currencies was the U.S. dollar. The effects of translating the assets, liabilities and income of our foreign investments are included in unrealized foreign currency remeasurement gain in the statements of operations.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, CMBS, RMBS, loan investments and interest receivable. We may place cash investments in excess of insured amounts with high quality financial institutions. We perform an ongoing analysis of credit risk concentrations in our investment portfolio by evaluating exposure to various counter parties’ markets, underlying property types, contract terms, tenant mix and other credit metrics.

Derivative Instruments and Hedging Activities

GAAP provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, we must provide qualitative disclosures that explain our objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by GAAP, we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting. In such cases, changes in the fair value of the derivatives are recorded in earnings.

Deferred Financing Costs

Costs incurred in connection with secured financing are capitalized and amortized over the respective term of the loan as a component of interest expense. As of March 31, 2011 and December 31, 2010, we had approximately $4.2 million and $4.1 million, respectively, of capitalized financing costs, net of amortization. For the three months ended March 31, 2011 and March 31, 2010, approximately $394 and $30, respectively, of amortization was included in interest expense in the accompanying condensed consolidated statements of income.

Earnings per share

We calculate basic earnings per share by dividing net income attributable to the us for the period by the weighted average of shares of common stock outstanding for that period. Diluted earnings per share takes into effect any dilutive instruments, such as restricted stock and restricted stock units, except when doing so would be anti-dilutive.

Share-based payments

We recognize the cost of share-based compensation and payment transactions in the consolidated financial statements using the same expense category as would be charged for payments in cash. The fair value of the restricted stock or restricted stock units granted is recorded to expense on a straight-line basis, which approximates the effective yield method, over the vesting period for the entire award, with an offsetting increase in stockholders’ equity. For grants to employees and directors, the fair value is determined based upon the stock price on the grant date. For non-employee grants, the fair value is based on the stock price when the shares vest, which requires the amount to be adjusted in each subsequent reporting period based on the fair value of the award at the end of the reporting period until such time as the award has vested.

Income Taxes

We have elected to be taxed as a REIT and intend to comply with the Code with respect thereto. Accordingly, we will not be subject to federal income tax as long as certain asset, income, dividend distribution and stock ownership tests are met. Many of these requirements are technical and complex and if we fail to meet these requirements we may be subject to federal, state, and local income tax and penalties. A REIT’s net income from prohibited transactions is subject to 100% penalty tax. We formed two taxable REIT subsidiaries (“TRS”) in 2010 to reduce the impact of the prohibited transaction tax and to avoid penalty for the holding of assets not qualifying as real estate assets for purposes of the REIT asset tests. The income, if any, associated with such activities is subject to federal and state income taxes as a domestic C corporation based upon the TRS’ net income.

Recent Accounting Pronouncements

There have been no accounting pronouncements that have been issued but are not yet effective that would have a material impact on our financial position or results of operations.

3. Debt Securities

We classified all CMBS and RMBS investments as available-for-sale. The CMBS and RMBS classified as available-for-sale are accounted for at fair value with changes in fair value recorded in accumulated other comprehensive income. The table below summarizes the weighted average coupon, rating and life of our investments in mortgage backed securities available-for -sale as of March 31, 2011 and December 31, 2010:

March 31, 2011	Amortized Cost	Unrealized Gains	Unrealized Losses	Net Fair Value Adjustment	Fair Value	Weighted Average Coupon(2)	Weighted Average Rating	Weighted Average Life (Years)
CMBS	$217,388	4,233	(889)	3,344	$220,732	5.4%	AA	1.0
RMBS	114,080	1,953	(1,215)	738	114,818	0.5%	B	1.3
	$331,468	6,186	(2,104)	4,082	$335,550

(1)          Calculated using the March 31, 2011 one-month LIBOR rate of 0.2435%.

December 31, 2010	Amortized Cost	Unrealized Gains	Unrealized Losses	Net Fair Value Adjustment	Fair Value	Weighted Average Coupon(2)	Weighted Average Rating	Weighted Average Life (Years)
CMBS	$266,764	9,074	(683)	8,391	$275,155	5.6%	AA-	1.8
RMBS	120,827	2,495	(797)	1,698	122,525	0.6%	BB-	1.3
	$387,591	11,569	(1,480)	10,089	$397,680

(2)          Calculated using the December 31, 2010 one-month LIBOR rate of 0.2606%.

During the first quarter 2011, the purchases and sales trades executed, as well as the principal pay-downs, were as follows:

	RMBS	CMBS
Purchases	$45,315	$0
Sales	35,336	29,150
Principal pay-downs	19,412	14,621

The majority of the assets backing the CMBS investments are fixed rate instruments. Approximately $13.9 million, or 6%, of the CMBS are variable rate and pay interest at LIBOR plus a weighted average spread of 1.30%.

Subject to certain limitations on durations, we have allocated an amount to invest in RMBS that cannot exceed 10% of our total assets. We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.2 million for the three-months ended March 31, 2011 that has been recorded as an offset to interest income in the accompanying consolidated statement of operations. As of March 31, 2011 approximately $114.1 million, or 99.4%, of the RMBS are variable rate and pay interest at LIBOR plus a weighted average spread of 0.23%. We purchased all of the RMBS at a discount that will be accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of these discounts.

Our investments in multi-asset CMBS were acquired through a joint venture in which we own a 75% controlling interest and which we are required to consolidate under GAAP. The majority of loans backing the CMBS investments are fixed rate instruments.

The following table presents the gross unrealized losses and estimated fair value of our securities that are in an unrealized loss position as of March 31, 2011 and December 31, 2010.

As of March 31, 2011	Fair Value	Unrealized Losses
CMBS	$19,131	$(889)
RMBS	42,246	(1,215)
Total	$61,377	$(2,104)

As of December 31, 2010	Fair Value	Unrealized Losses
CMBS	$19,023	$(683)
RMBS	25,729	(797)
Total	$44,752	$(1,480)

As of March 31, 2011, there were 17 securities with unrealized losses.  We considered whether any of these unrealized losses was an OTTI.  As a result of this evaluation as of March 31, 2011, we recorded an OTTI related to one security (with a fair value of $2.0 million) of $0.4 million in the accompanying condensed consolidated statement of operations.  We determined that the substantially all of this OTTI resulted from a reduction in the expected future cash flows.  We further determined that none of the 16 remaining securities was other-than-temporarily impaired. We considered a number of factors in reaching this conclusion, including, but not limited to, that we did not intend to sell any individual security, it was not considered more likely than not that we would be forced to sell any individual security prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. In addition, unrealized losses for each of these securities had existed for less than 12 months and the fair values were approximately five percent or less below their respective amortized cost balances.

4. Loans

Our investments in mortgages and loans held-for-investment are accounted for at amortized cost and the loans held-for-sale are accounted for at fair value. The following table summarizes our investments in mortgages and loans by subordination class as of March 31, 2011 and December 31, 2010:

March 31, 2011	Carrying Value	Face Amount	Weighted Average Coupon	Weighted Average Life (years)
First mortgages	$708,655	$745,986	6.6%	2.9
Subordinated mortgages (1)	524,538	582,200	7.4%	4.7
Mezzanine loans	291,487	305,084	6.6%	2.6
Total loans held for investment	1,524,680	1,633,270
First mortgages held for sale	206,246	202,931	5.2%	5.4
Loans held in securitization trust	50,298	50,708	5.0%	4.2
Total Loans	$1,781,224	$1,886,909

December 31, 2010	Carrying Value	Face Amount	Weighted Average Coupon	Weighted Average Life (years)
First mortgages	$757,684	$797,154	6.9%	3.3
Subordinated mortgages (1)	406,410	465,929	6.6%	4.9
Mezzanine loans	66,689	67,883	10.8%	4.8
Total loans held for investment	1,230,783	1,330,966
First mortgages held for sale	144,163	143,901	5.7%	4.9
Loans held in securitization trust	50,297	50,738	5.0%	4.2
Total Loans	$1,425,243	$1,525,605

(1)          Subordinated mortgages includes (i) subordinated mortgages that we retain after having sold first mortgage positions related to the same collateral, (ii) B-Notes, and (iii) subordinated loan participants.

As described in Note 2, we evaluate our loans for impairment at least quarterly.  Our loans are typically collateralized by real estate. As a result, we regularly evaluate the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property’s liquidation value. We also evaluate the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, we consider the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such impairment analyses are completed and reviewed by asset management and finance personnel, who utilize various data sources, including (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and discussions with market participants.

Our evaluation process as described above produces an internal risk rating of between 1 and 5, which is a weighted average of the numerical ratings in the following categories: (i) sponsor capability and financial condition, (ii) loan and collateral performance relative to underwriting, (iii) quality and stability of collateral cash flows, and (iv) loan structure. These rating categories generally include the characteristics described below, but these are utilized as guidelines and therefore not every loan will have all of the characteristics described in each category:

Rating	Characteristics
1

•                  Sponsor capability and financial condition - Sponsor is highly rated or investment grade or, if private, the equivalent thereof with significant management experience.

•                  Loan collateral and performance relative to underwriting - The collateral has surpassed underwritten expectations.

•                  Quality and stability of collateral cash flows - Occupancy is stabilized, the property has had a history of consistently high occupancy, and the property has a diverse and high quality tenant mix.

•                  Loan structure — Loan-to-collateral value ratio (“LTV”) does not exceed 65%.  The loan has structural features that enhance the credit profile.

2

•                  Sponsor capability and financial condition - Strong sponsorship with experienced management team and a responsibly leveraged portfolio.

•                  Loan collateral and performance relative to underwriting - Collateral performance equals or exceeds underwritten expectations and covenants and performance criteria are being met or exceeded.

•                  Quality and stability of collateral cash flows - Occupancy is stabilized with a diverse tenant mix.

•                  Loan structure - LTV does not exceed 70% and unique property risks are mitigated by structural features.

3

•                  Sponsor capability and financial condition - Sponsor has historically met its credit obligations, routinely pays off loans at maturity, and has a capable management team.

•                  Loan collateral and performance relative to underwriting - Property performance is consistent with underwritten expectations.

•                  Quality and stability of collateral cash flows - Occupancy is stabilized, near stabilized, or is on track with underwriting.

•                  Loan structure - LTV does not exceed 80%.

4

•                  Sponsor capability and financial condition - Sponsor credit history includes missed payments, past due payment, and maturity extensions.  Management team is capable but thin.

•                  Loan collateral and performance relative to underwriting - Property performance lags behind underwritten expectations.  Performance criteria and loan covenants have required occasional waivers.  A sale of the property may be necessary in order for the borrower to pay off the loan at maturity.

•                  Quality and stability of collateral cash flows - Occupancy is not stabilized and the property has a large amount of rollover.

•                  Loan structure - LTV is 80% to 90%.

5

•                  Sponsor capability and financial condition - Credit history includes defaults, deeds-in-lieu, foreclosures, and/or bankruptcies.

•                  Loan collateral and performance relative to underwriting - Property performance is significantly worse than underwritten expectations.  The loan is not in compliance with loan covenants and performance criteria and may be in default.  Sale proceeds would not be sufficient to pay off the loan at maturity.

• Quality and stability of collateral cash flows - The property has material vacancy and significant rollover of remaining tenants. • Loan structure - LTV exceeds 90%.

As of March 31, 2011, the risk ratings by class of loan were as follows:

	Balance Sheet Classification
	Loans Held for Investment			Loans Held for Sale
Risk Rating Category	First Mortgages	Subordinated Mortgages	Mezzanine Loans	First Mortgages	Loans held in Securitization Trust	Total
1	$124,811	—	—	—	—	$124,811
2	386,354	$160,456	$30,000	$17,931	$50,298	645,039
3	163,944	311,368	253,758	188,315	—	917,385
4	33,546	52,714	7,729	—	—	93,989
5	—	—	—	—	—	—
	$708,655	$524,538	$291,487	$206,246	$50,298	$1,781,224

After reviewing our expected cash flows and risk ratings for each loan as described above, we concluded that no allowance for loan losses was necessary as of March 31, 2011 and December 31, 2010.

For the three months ended March 31, 2011, we originated and acquired loans (including loans held-for-sale) as follows:

Balance January 1, 2011	$1,425,243
Acquisitions/Origination	394,191
Additional funding	8,925
Capitalized interest	1,192
Loans sold	(54,398)
Loan maturities	—
Principal repayments	(5,753)
Discount/premium amortization	4,697
Unrealized foreign currency remeasurement gain	3,940
Unrealized gain on loans held for sale at fair value	3,187
Balance March 31, 2011	$1,781,224

5. Other Investments

In January 2010, we committed $6.3 million to acquire a 5.6% interest in a venture formed to acquire assets of a commercial real estate debt management and servicing business primarily for the opportunity to participate in debt opportunities arising from the venture’s special servicing business (the “Participation Right”). In May 2010, we made an additional $3.4 million commitment to the venture to maintain at least a 5% ownership and our corresponding Participation Right. Because we do not have control or significant influence over the venture, the investment is accounted for under the cost method. As of March 31, 2011, we had funded $7.2 million of our commitment. A member of our Board of Directors has a $50 investment in the same venture.

Through December 31, 2010, we purchased a total of $9.0 million of publicly traded equity securities that are classified as available-for-sale and carried at fair value with changes in fair value recorded to other comprehensive income (loss). During the quarter ended March 31, 2011, we purchased an additional $8.7 million of these securities, sold $2.8 million and had realized gains of $0.03 million. The remaining marketable securities have an unrealized gain of $0.4 million.  For the quarter ended March 31, 2011, we recognized dividend income of $0.1 million related to these marketable securities which is included in other income in the condensed consolidated statements of income.

6. Secured Financing Agreements

On August 28, 2009 and September 25, 2009, we entered into multiple Federal Reserve Bank of New York Term Asset-backed Securities Lending Facilities (“TALF”) through a joint venture with SOF VIII. The TALF loans are non-recourse, bear a fixed interest rate and mature five years from the loan closing dates. The loans are collateralized by our multi-asset CMBS investments, which are held in a Master TALF Collateral Account and are under the control of the lender until the loan is satisfied.

March 31, 2011	Debt Carry Value	Collateral Carry Value
August 28, 2009, TALF loans, fixed rate 3.872%, mature August 2014	$52,016	$62,483
September 25, 2009, TALF loans, fixed rate 3.796%, mature September 2014	106,914	128,874
Total	$158,930	$191,357

December 31, 2010	Debt Carry Value	Collateral Carry Value
August 28, 2009, TALF loans, fixed rate 3.872%, mature August 2014	$54,941	$66,326
September 25, 2009, TALF loans, fixed rate 3.796%, mature September 2014	116,364	140,946
Total	$171,305	$207,272

Principal repayments are due on the TALF financing when principal is collected on the underlying CMBS securities, which principal can be paid off earlier or later than expected based on certain market factors including asset sales or loan defaults. As of March 31, 2011 we had no anticipation of loan defaults of the underlying CMBS.

On March 31, 2010, Starwood Property Mortgage Sub-1, L.L.C. (“SPM Sub-1”), our indirect wholly-owned subsidiary, entered into a Master Repurchase and Securities Contract (the “Wells Repurchase Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Wells Repurchase Agreement is secured by approximately $390.8 million of the diversified loan portfolio purchased from Teachers Insurance and Annuity Association of America on February 26, 2010 (“the TIAA Portfolio”). The Wells Repurchase Agreement provides for asset purchases of up to $272.7 million (the “Wells Facility”).

Advances under the Wells Repurchase Agreement accrue interest at a per annum pricing rate equal to the sum of one-month LIBOR plus the pricing margin of 3.0%. During the existence of an event of default (as defined in the Wells Repurchase Agreement), interest accrues at the default rate, which is equal to the pricing rate plus 4.0%. The maturity date of the Wells Repurchase Agreement is May 31, 2013. The Wells Facility allowed for advances through May 31, 2010. As of March 31, 2011, $272.7 million was outstanding under the Wells Facility.

In connection with the Wells Repurchase Agreement, the Trust guarantees the obligations of SPM Sub-1 under the Wells Repurchase Agreement up to a maximum liability of 25% of the then currently outstanding repurchase price of all purchased assets.

On August 6, 2010, Starwood Property Mortgage Sub-2, L.L.C. (“SPM Sub-2”), our indirect wholly-owned subsidiary, entered into a second Master Repurchase and Securities Contract (the “Second Wells Repurchase Agreement”) with Wells Fargo. The Second Wells Repurchase Agreement is being used by SPM Sub-2 to finance the acquisition or origination of commercial mortgage loans (and participations therein) and mezzanine loans. The Second Wells Repurchase Agreement provides for asset purchases of up to $350 million (the “Second Wells Facility”).

Advances under the Second Wells Repurchase Agreement accrue interest at a per annum pricing rate equal to the sum of One month LIBOR plus a margin of between 1.75% and 6.0% depending on the type of asset being financed under the Second Wells Facility. During the existence of an event of default (as defined in the Second Wells Repurchase Agreement), interest accrues at the default rate, which is equal to the pricing rate plus 4.0%. The initial maturity date of the Second Wells Facility is August 6, 2013, subject to two one-year extension options, each of which may be exercised by us upon the satisfaction of certain conditions set forth in the Second Wells Repurchase Agreement. In connection with the Second Wells Repurchase Agreement, the Trust guarantees the obligations of SPM Sub-2 under the Wells Repurchase Agreement up to a maximum liability of either 25% or 100% of the then currently outstanding repurchase price of purchased assets, depending upon the type of asset being financed on the Second Wells Facility. As of March 31, 2011, $211.6 million was outstanding under the Second Wells Facility.

On December 2, 2010, Starwood Property Mortgage Sub-3, L.L.C. (“SPM Sub-3”), our indirect wholly-owned subsidiary, entered into a Master Repurchase Agreement (the “Goldman Repurchase Agreement”) with Goldman Sachs Mortgage Company. The Goldman Repurchase Agreement will be used to finance the acquisition or origination by SPM Sub-3 of commercial mortgage loans that are eligible for CMBS securitization. The Goldman Repurchase Agreement provides for asset purchases of up to $150 million (the “Goldman Facility”). In connection with the Goldman Repurchase Agreement, the Trust guarantees the obligations of SPM Sub-3 under the Goldman Repurchase Agreement up to a maximum liability of 25% of the then currently outstanding repurchase price of all purchased loans.

Advances under the Goldman Repurchase Agreement accrue interest at a per annum pricing rate equal to the sum of one-month LIBOR plus a margin of between 1.95% and 2.25% depending on the loan-to-value ratio of the purchased mortgage loan. During the existence of an event of default (as defined in the Goldman Repurchase Agreement), interest accrues at the default rate, which is equal to the pricing rate plus 2.0%. The maturity date of the Goldman Facility is December 3, 2012. As of March 31, 2011, there was no balance outstanding under the Goldman Facility.

On March 18, 2011, Starwood Property Mortgage, L.L.C. (“SPM”), our indirect wholly-owned subsidiary, entered into a third Master Repurchase and Securities Contract (“the RMBS Repurchase Agreement”).  The RMBS Repurchase Agreement is being used by SPM to finance the acquisition and ownership of RMBS and provides for asset purchases up to $100.0 million. Advances under the RMBS Repurchase Agreement generally accrue interest at a per annum pricing rate equal to one-month LIBOR plus a margin of 1.5%.  During the existence of an event of default (as defined in the RMBS Repurchase Agreement), interest accrues at the default rate, which is equal to the pricing rate plus 4%.  Absent an event of default, the facility is scheduled to terminate on March 16, 2012 but can be extended subject to certain conditions.  The Trust has guaranteed the obligations of SPM under the RMBS Repurchase Agreement.  As of March 31, 2011, $38.4 million was outstanding and the carrying value of the RMBS collateral was $102.9 million.

Under the Wells Repurchase Agreement, the Second Wells Repurchase Agreement, the Goldman Repurchase Agreement and the RMBS Repurchase Agreement, the counterparty retains the sole discretion over both whether to purchase the loan or security from us and, subject to certain conditions, the market value of such loan or security for purposes of determining whether we are required to pay margin to the counterparty.

On December 3, 2010, SPT Real Estate Sub II, LLC (“SPT II”), our wholly-owned subsidiary, entered into a term loan Credit Agreement (the “BAML Credit Agreement”) with Bank of America as administrative agent (the “Agent”) and as lender, and us and certain of our subsidiaries as guarantors. The BAML Credit Agreement provides for loans of up to $125.2 million. The initial draw under the BAML Credit Agreement was used, in part, to partially finance the acquisition of a senior secured note due March 15, 2015 in the amount of $205.0 million (the “Purchased Note”) from Bank of America. The Purchased Note is due from certain special purpose entities that were formed to hold substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties.

Advances under the BAML Credit Agreement accrue interest at a per annum rate based on LIBOR or a base rate, at the election of SPT II. The margin can vary between 2.35% and 2.50% over LIBOR, and between 1.35% and 1.50% over base rate, based on the performance of the assets securing the Purchased Note. The initial maturity date of the BAML Credit Agreement is November 30, 2013, subject to a 12 month extension option, exercisable by SPT II upon satisfaction of certain conditions set forth in the BAML Credit Agreement. Bank of America retains the sole discretion, subject to certain conditions, over the market value of collateral assets for purposes of determining whether we are required to pay margin to Bank of America. As of March 31, 2011, $122.9 million was outstanding under the BAML Credit Agreement. The carrying value of the loans pledged as collateral under the Credit agreement was $177.9 million as of March 31, 2011.  If an event of default occurs and is continuing, the loans made may become due and payable immediately and interest would accrue at an additional 2% per annum over the applicable rate.

The following table sets forth our five-year principal repayments schedule for the secured financings assuming no defaults or expected extensions, which excludes the collateralized debt obligation in securitization trust.

2011	$349,653
2012	208,659
2013	244,229
2014	2,017
2015 and thereafter	—
Total	$804,558

Secured financing maturities in 2011 relate primarily relate to $73.5 million of TALF loans used to lever the TALF CMBS, $163.7 million of financings on the TIAA portfolio,  $108.5 million on a loan expected to be sold into a securitization in 2011 and $3.9 million of financing on the BAML Facility. The TALF loans, financing of the TIAA portfolio and BAML Credit Agreement generally require principal to be paid down when we receive principal payments on, or sell, the loan assets that we have pledged as collateral.

7. Securitization and Financing Arrangements

As more fully discussed in the Form 10-K for the year ended December 31, 2010, the Collateralized debt obligation in securitization trust in the condensed consolidated balance sheets relates to two contributed loans that we securitized in a structure that did not qualify for sale treatment under GAAP. As of March 31, 2011, the balance of the loans pledged to the securitization trust was $50.3 million and the related liability of the securitization trust was $53.9 million.

During the first quarter of 2011, we contributed three loans with a carrying value of approximately $54 million to a securitization trust and received approximately $56 million in proceeds.  Effective control was surrendered and the loan transfer qualified for sale treatment under GAAP, resulting in a realized gain of approximately $1.9 million.

8. Derivatives and Hedging Activity

Risk Management Objective of Using Derivatives

We are exposed to certain risk arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, foreign exchange, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates, credit spreads, and foreign exchange rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of the known or expected cash receipts and known or expected cash payments principally related to our investments, anticipated level of loan sales, and borrowings.

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

In connection with our repurchase agreements, we have entered into four interest rate swaps that have been designated as cash flow hedges of the interest rate risk associated with forecasted interest payments. As of March 31, 2011, the aggregate notional of our interest rate swaps designated as cash flow hedges of interest rate risk totaled $321.9 million.  Under these agreements, we will pay fixed monthly coupons at a fixed rates ranging from 0.722% to 2.228% of the notional amount to the counterparty and receive floating rate LIBOR. Our interest rate swaps designated as cash flow hedges of interest rate risk have maturities ranging from November 2012 to November 2015.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2011 and March 31, 2010 we recorded $45 of losses and $0, respectively as hedge ineffectiveness in earnings, which is included in interest expense on the condensed consolidated statements of income.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the associated variable-rate debt. Over the next twelve months, we estimate that an additional $1.5 million will be reclassified as an increase to interest expense.  We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of 56 months.

Non-designated Hedges

Derivatives not designated as hedges are derivatives that do not meet the criteria for hedge accounting under GAAP or for which we have not elected to designate as hedges.  We do not use these derivatives for speculative purposes but are instead used to manage our exposure to foreign exchange rates, interest rate changes, and certain credit spreads.

During 2010, we entered into a series of forward contracts whereby we agree to sell an amount of GBP for an agreed upon amount of USD at various dates through October of 2013.  These forward contracts were executed to economically fix the USD amount of GBP-denominated cash flows expected to be received by us related to our

GBP-denominated loan investment.  Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and totaled $3.9 million of losses for the three months ended March 31, 2011. As of March 31, 2011, we had 14 foreign exchange forward derivatives with a total notional amount of USD 160.8 million that were not designated as hedges in qualifying hedging relationships.

During 2010 and the three months ended March 31, 2011, we entered into several interest rate swaps that were not designated as hedges.  Under these agreements, we pay fixed monthly coupons at a fixed rates ranging from 0.965% to 3.555% of the notional amount to the counterparty and receive floating rate LIBOR.  These interest rate swaps are used to limit the price exposure of certain assets due to changes in benchmark USD-LIBOR swap rates from which the pricing of these assets is derived.  As of March 31, 2011, the aggregate notional amount of these interest rate swaps totaled $322.1 million. Changes in the fair value of these interest rate swaps are recorded directly in earnings and totaled $1.1 million of gains for the three months ended March 31, 2011.

During the first quarter 2011 we entered into a derivative that is intended to hedge against increases in market credit spreads of commercial mortgage-backed securities.  Such movements would have a negative impact on the proceeds we expect to receive from contributing loans into commercial mortgage loan securitizations.  The notional amount of the derivative is $50.0 million and it matures in August 2011.  Under the terms of the contract, a market credit spread index was defined at the contract’s inception by reference to a portfolio of specific independent CMBS.  To the extent the referenced credit spread index increases, our counterparty pays us.  To the extent the referenced credit spread index decreases, we pay our counterparty.  We pay/receive approximately every 30 days based upon the movement in the referenced index during such period.  The net loss from inception through March 31, 2011 was $187 and we were due $67 as of March 31, 2011.  As movements in the referenced index are settled each month, the $67 receivable as of March 31, 2011 is considered to be a reasonable estimate of the contract’s fair value.

The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of March 31, 2011 and December 31, 2010.

Tabular Disclosure of Fair Values of Derivative Instruments

	Derivatives in an Asset Position				Derivatives in a Liability Position
	As of March 31, 2011		As of December 31, 2010		As of March 31, 2011		As of December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps:	Derivative Assets	$127	Derivative Assets	$89	Derivative Liabilities	$1,156	Derivative Liabilities	$1,714
Foreign exchange contracts:	N/A	—	N/A	—	N/A	—	N/A	—
Total derivatives designated as hedging instruments:		$127		$89		$1,156		$1,714
Derivatives not designated as hedging instruments
Interest rate swaps:	Derivative Assets	$1,633	Derivative Assets	$248	Derivative Liabilities	—	Derivative Liabilities	$303
Foreign exchange contracts:	N/A	—	N/A	—	Derivative Liabilities	$11,299	Derivative Liabilities	$7,383
Credit spread derivative:	Derivative Assets	$67	N/A	—	N/A	—	N/A	—
Total derivatives not designated as hedging instruments:		$1,700		$248		$11,299		$7,686

Cash flow hedges impact for the three months ended March 31, 2011:

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate	$32	Interest Expense	$584	Interest Expense	$45

Cash flow hedges impact for the three months ended March 31, 2010:

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of gain recognized in income on derivative (ineffective portion)	Amount of gain recognized in income on derivative (ineffective portion)
Interest Rate	$120	Interest Expense	$—	Interest Expense	$—

Non-Designated derivatives impact for the three months ended March 31, 2011 and March 31, 2010:

Derivatives Not Designated	Location of Loss/(Gain) Recognized in Income on	Amount of Loss/(Gain) Recognized in Income on Derivative
as Hedging Instruments	Derivative	2011	2010
Interest Rate Swaps	Unrealized gain on interest rate hedges	$(862)	$0
Foreign Exchange Contracts	Unrealized loss on currency hedges	$4,005	$0
Credit Spread Derivative	Unrealized loss on interest rate hedges	$187	$0

Credit-risk-related Contingent Features

We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. We also have certain agreements that contain provisions where if our ratio of principal amount of indebtedness to total assets at any time exceeds 75%, then we could be declared in default of our derivative obligations.

As of March 31, 2011 the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $13.7 million. As of March 31, 2011, we had posted collateral of $2.5 million related to these agreements. If we had breached any of these provisions at March 31, 2011, we could have been required to settle our obligations under the agreements at their termination liability value of $12.5 million.

9. Related-Party Transactions

We entered into a management agreement with our Manager upon closing of our initial public offering, which provides for an initial term of three years with automatic one-year extensions thereafter unless terminated as described below. Under the management agreement, the Manager, subject to the oversight of our board of directors, is required to manage our day-to-day activities, for which the Manager receives a base management fee and is eligible for an incentive fee and stock awards. The Manager is also entitled to charge us for certain expenses incurred on our behalf, as described below.

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

For the three month period ended March 31, 2011, approximately $5.0 million was incurred for base management fees, all of which was payable at March 31, 2011. For the period ended March 31, 2010, approximately $3.4 million was incurred and payable to the Manager for base management fees.

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

As of March 31, 2011, the incentive fee accrual was increased by approximately $0.4 million, for a total of $1.6 million, relating to the earnings which are above the 8% hurdle described above and is included in related party payable on the condensed consolidated balance sheets.  As of December 31, 2010, there was an incentive fee accrual of $1.2 million for the Manager.

Expense Reimbursement.    We are required to reimburse the Manager for operating expenses incurred by the Manager on our behalf.  In addition, pursuant to the terms of the management agreement, we are required to reimburse the Manager for the cost of legal, tax, consulting, auditing and other similar services rendered for us by the Manager’s personnel provided that such costs are no greater than those that would be payable if the services were provided by an independent third party. The expense reimbursement is not subject to any dollar limitations but is subject to review by our independent directors. For the periods ended March 31, 2011 and March 31, 2010, approximately $0.8 million and $0.3 million was incurred, respectively, for executive compensation and other reimbursable expenses of which approximately $0.5 million and $0.1 million was payable as of March 31, 2011 and March 31, 2010, respectively.

Termination Fee.    After the initial three-year term, we can terminate the management agreement without cause, as defined in the management agreement, with an affirmative two-thirds vote by our independent directors and 180 days written notice to the Manager. Upon termination without cause, the Manager is due a termination fee equal to three times the sum of the average annual base management fee and incentive fee earned by the Manager over the preceding eight calendar quarters. No termination fee is payable if the Manager is terminated for cause, as defined in the management agreement, which can be done at any time with 30 days written notice from our Board of Directors.

10. Stockholders’ Equity

Our authorized capital stock consists of 100,000,000 shares of preferred stock, $0.01 par value per share, and 500,000,000 shares of common stock, $0.01 par value per share.

On August 17, 2009, we sold 47,575,000 shares of our common stock (including 1,000,000 shares sold to an entity controlled by Starwood Capital Group pursuant to a simultaneous private placement) in an initial public offering at an offering price of $20 per share.

In December 2010, we completed a follow-on offering of 23,000,000 shares of our common stock at a price of $19.73 per share.

Our Board of Directors declared a dividend of $0.42 per share of common stock for the quarter ended March 31, 2011 on March 1, 2011.  The dividend was paid on April 15, 2011 to common stockholders of record on March 31, 2011.

Equity Incentive Plans

We have reserved an aggregate of 3,112,500 shares of common stock for issuance under the Starwood Property Trust, Inc. Equity Plan and Starwood Property Trust, Inc. Manager Equity Plan and an additional 100,000 shares of common stock for issuance under the Starwood Property Trust, Inc. Non-Executive Director Stock Plan. These plans provide for the issuance of restricted stock or restricted stock units. The holders of awards of restricted stock or restricted stock units will be entitled to receive dividends or “distribution equivalents,” which will be payable at such time dividends are paid on the our outstanding common shares.

We granted each of our four independent directors 2,200 restricted shares concurrently with our initial public offering, with a total fair value of approximately $175. The grants vest ratably in three annual installments on each of the first, second, and third anniversaries of the grant date, subject to the director’s continued service. In addition, effective August 19, 2010, we granted each of our four independent directors an additional 1,000 restricted shares, with a total fair value of approximately $75. The grant will vest in one annual installment on the first anniversary of the grant, subject to the director’s continued service. As of March 31, 2011 and March 31, 2010, approximately $32 and $11 was included in general and administrative expense related to the grants, respectively.

In August 2009, we granted 1,037,500 restricted stock units with a fair value of approximately $20.8 million at the grant date to the Manager under the Manager Equity Plan. The grants vest ratably in quarterly installments over three years beginning on October 1, 2009, with 86,458 shares vesting each quarter, respectively. In connection with the supplemental equity offering in December 2010, we granted 1,075,000 restricted stock units with a fair value of approximately $21.8 million at the grant date to the Manager under the Manager Equity Plan. The grants vest ratably in quarterly installments over three years beginning on March 31, 2011, with 89,583 shares vesting each quarter. As of March 31, 2011 and March 31, 2010, 608,333 shares and 172,916 shares had vested, respectively, and approximately $3.8 million and $1.5 million was included in management fees related to these grants for the quarters then ended, respectively.

We granted to an employee 5,000 restricted stock units with a fair value of $100 under the Starwood Property Trust, Inc. Equity Plan in August 2009. The award was scheduled to vest ratably in quarterly installments over three years beginning on October 1, 2009. Upon the departure of this employee in July, 2010, we issued 1,250 shares of our common stock relating to the vested portion of the award, while the remaining 3,750 unvested units were forfeited.  In February 2011, we granted to an employee 11,082 restricted stock units with a fair value of $250 under the Starwood Property Trust, Inc. Equity Plan.  The award vests ratably in quarterly installments over three years beginning on March 31, 2011. As of March 31, 2011 and March 31, 2010, 923 shares and 417 shares had vested, respectively, and for the quarters ended March 31, 2011 and March 31, 2010, approximately $8 and $8 was included in general and administrative expense in relation to these grants, respectively.

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants to Independent Directors	Restricted Stock Unit Grants to Employees	Restricted Stock Unit Grants to Manager	Total
Balance as of December 31, 2010	10,601	—	1,680,208	1,690,809
Granted	—	11,082	—	11,082
Vested	(733)	(923)	(176,041)	(177,697)
Forfeited	—	—	—	—
Balance as of March 31, 2011	9,868	10,159	1,504,167	1,524,194

Vesting Schedule

	Restricted Stock Grants to Independent Directors	Restricted Stock Unit Grants to Employees	Restricted Stock Unit Grants to Manager	Total
2011 (remainder of)	6,200	2,771	528,125	537,096
2012	2,935	3,694	617,709	624,338
2013	733	3,694	358,333	362,760
Total	9,868	10,159	1,504,167	1,524,194

11. Net Income per Share

Net income per share for the three month periods ended March 31, 2011 and March 31, 2010 is computed as follows :

	Three-Months Ended March 31, 2011	Three-Months Ended March 31, 2010
Basic and Diluted:
Net income attributable to Starwood Property Trust, Inc.	$31,447	$5,941
Weighted average number of shares of common stock outstanding	71,013,358	47,662,840
Basic net income (loss) per share	$0.44	$0.12
Weighted average number of diluted shares outstanding (1)	72,743,362	48,626,300
Diluted net income (loss) per share	$0.43	$0.12

(1) The weighted average number of diluted shares outstanding includes the impact of (i) unvested restricted stock units totaling 1,524,194 and 877,550 as of March 31, 2011 and 2010, respectively, and (ii) 37,256 shares that would hypothetically be issuable as part of the incentive fee payable to the Manager if we assume that March 31, 2011 was the end of the measurement period.

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

	Fair Value at Reporting Date Using Inputs:
	As of March 31, 2011
	Total	Level I	Level II	Level III

Loans held-for-sale at fair value	$206,246			$206,246
Available-for-sale debt securities:
Residential-mortgage-backed securities	114,818		$114,818
Commercial-mortgage-backed securities	220,732		220,732
Total available-for-sale debt securities	335,550	—	335,550
Available-for-sale equity securities:
Real estate industry	12,404	$12,404	—	—
Total available-for-sale equity securities:	12,404	12,404	—	—
Total investments:	554,200	12,404	335,550	206,246
Derivative assets:
Interest rate contracts	1,759		1,759
Credit contracts	67		67
Derivatives liabilities:
Interest rate contracts	(1,156)		(1,156)
Foreign exchange contracts	(11,299)		(11,299)
Total derivatives:	(10,629)		(10,629)
Total:	$543,571	$12,404	$324,921	$206,246

Fair Value Measurements Using Significant Unobservable Inputs

(Level III)

Beginning balance, as of January 1, 2011	$144,163
Loans held-for-sale, at fair value:
Purchases	—
Originations	110,431
Transfer in	3,000
Sales	(56,312)
Settlements	(18)
Net increase on assets:	57,101
Gain on loans held-for-sale, at fair value:
Unrealized gain on assets	3,187
Realized gain on assets	1,914
Other	(119)
Net gain on assets:	4,982
Ending balance, as of March 31, 2011	$206,246

	Fair Value at Reporting Date Using Inputs:
	As of December 31, 2010
	Total	Level I	Level II	Level III
Available-for-sale debt securities:
Residential-mortgage-backed securities	$122,525		$122,525
Commercial-mortgage-backed securities	275,155		275,155
Loans held-for-sale at fair value	144,163			$144,163
Total available-for-sale debt securities:	541,843	—	397,680	144,163
Available-for-sale equity securities:
Real estate industry	8,177	$8,177	—	—
Total available-for-sale equity securities:	8,177	8,177	—	—
Total available-for-sale securities:	550,020	8,177	397,680	144,163
Derivative assets:
Interest rate contracts	337		337
Credit contracts	—		—
Derivatives liabilities:
Interest rate contracts	(2,017)		(2,017)
Foreign exchange contracts	(7,383)		(7,383)
Total derivatives	(9,063)		(9,063)
Total:	$540,957	$8,177	$388,617	$144,163

There were no Level III assets as of and for the quarter ended March 31, 2010.

Any changes to the valuation methodology will be reviewed by our management to ensure the changes are appropriate. The methods used may produce a fair value calculation that is not indicative of net realizable value or reflective of future fair values. Furthermore, while we anticipate that our valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We use inputs that are current as of the measurement date, which may fall within periods of market dislocation, during which price transparency may be reduced.

During the quarter ended March 31, 2011, we originated three loans that we intend to sell in the near term. At the time of the origination, we elected to account for these loans at fair value. The associated interest rate and credit spread derivatives were not designated as hedging instruments for accounting purposes. As a result, changes in the fair value of the interest rate and credit spread derivatives are reported in the accompanying condensed consolidated statements of income. It is expected that changes in the fair value of the three loans, which will also be recorded through earnings as a result of our fair value election, will materially offset the changes in the fair value of the interest rate and credit spread derivatives. The unpaid principal balance on the loans was $202.9 million at March 31, 2011.

GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the financial statements, for which it is practical to estimate the value. In cases where quoted market prices are not available, fair values are based upon the estimation of discount rates to estimated future cash flows using market yields or other valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, fair values are not necessarily indicative of the amount we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

The fair value of cash and cash equivalents, and cash collateral under treasury securities loan agreement accrued interest and accounts payable approximate to their carrying values due to their short-term nature. CMBS and RMBS securities are valued by averaging broker quotes from dealers in those securities as well as other available market data sources as deemed appropriate. Discounted cash flows, credit and tenant review as well as other quantitative and qualitative factors are evaluated to estimate the fair value of our loan portfolio.

The following table presents the fair value of our financial instruments not carried at fair value on the condensed consolidated balance sheet:

	Fair Value as of March 31, 2011	Fair Value as of December 31, 2010
Financial instruments not carried at fair value:
Loans	$1,622,427	$1,319,979
Investment in venture (included in other investments)	$7,241	$6,000
Financial liabilities:
Secured financing agreements	$806,588	$637,499

13. Commitments and Contingencies

At the time of our initial public offering (IPO) in 2009, the underwriters for the IPO agreed to defer and condition the receipt of a portion of their underwriting fees on our future achievement of certain minimum investment returns. Similarly, at the time of the IPO our Manager agreed to pay to the underwriters a separate portion of the underwriting fees on our behalf, with our reimbursement of our Manager of those amounts conditioned upon our achievement of the same investment returns. In the absence of the achievement of such investment returns, we would not pay the underwriters the deferred portion of the underwriting fees nor would the Manager be reimbursed for the portion of the underwriting fees that it paid on our behalf.  Specifically, pursuant to the IPO underwriting agreement among the underwriters, our Manager and us, we are required to pay to the underwriters $18.1 million of underwriting fees if during any full four calendar quarter period during the 24 full calendar quarters after the consummation of the IPO our Core Earnings for any such four-quarter period exceeds the product of (x) the weighted average of the issue price per share of all public offerings of our common stock, multiplied by the weighted average number of shares outstanding (including any restricted stock units, any restricted shares of common stock and any other shares of common stock underlying awards granted under our equity incentive plans) in such four-quarter period and (y) 8%. Additionally, since at the time of the IPO our Manager paid $9.1 million of underwriting fees on our behalf, pursuant to our management agreement with our Manager we agreed to reimburse our Manager for such payments to the extent the same 8% performance threshold was exceeded.  For the four calendar quarter period ended March 31, 2011 we have exceeded the threshold and therefore expect to pay $27.2 million in the aggregate related to these contingent arrangements during the second quarter of 2011.  Prior to the first quarter of 2011 we had recorded a deferred liability and an offsetting reduction to additional paid-in-capital for the full $27.2 million based upon actual and forecasted operating results at the time.

As of March 31, 2011 we had unfunded commitments totaling $2.4 million related to an investment (Note 5).

On July 2, 2010, we closed on a 50% participation in a $138 million renovation loan for the Hyatt Regency New Orleans. The six year loan is expected to be advanced over a 12-month period and has an 11% coupon rate. Our share of the loan is $69 million. As of March 31, 2011 our unfunded obligation related to this loan was approximately $44.7 million, which is expected to be funded over the next three months.

Management is not aware of any other contractual obligations, legal proceedings, or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on our financial statements.

14. Subsequent Events

On May 09, 2011, our Board of Directors declared a dividend of $0.44 per share of common stock for the quarter ended June 30, 2011.  The dividend is payable on July 15, 2011 to common stockholders of record on June 30, 2011.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2010. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

Starwood Property Trust, Inc. (together with its subsidiaries, “we” or “the Company”) is a Maryland corporation that commenced operations on August 17, 2009 upon completion of its initial public offering. We are focused primarily on originating, investing in, financing and managing commercial mortgage loans and other commercial real estate debt investments, commercial mortgage-backed securities (“CMBS”), and other commercial real estate-related debt investments. In addition, we invest in commercial properties subject to net leases, as well as residential mortgage loans and residential mortgage-backed securities (“RMBS”). We collectively refer to commercial mortgage loans, other commercial real estate debt investments, CMBS, other commercial real estate-related debt investments, commercial properties subject to net leases, residential mortgage loans and RMBS as our target assets.

Our objective is to provide attractive risk-adjusted returns to our investors over the long term, primarily through dividends and secondarily through capital appreciation.  In order to achieve these objectives, we are focusing on asset selection and the relative value of various sectors within the debt market to construct a diversified investment portfolio designed to produce attractive returns across a variety of market conditions and economic cycles.  We employ leverage, to the extent available, to fund the acquisition of our target assets, increase potential returns to our stockholders and meet our return objectives. Leverage can be either incurred directly by utilizing private third party financing, or indirectly through originating, acquiring, or retaining subordinated mortgages, B-notes, subordinated loan participations or mezzanine loans.  Under our current repurchase agreements and bank credit facility, our total leverage may not exceed 75%, excluding our TALF loans and related securities and adjusted to remove the impact of the consolidation of variable interest entities pursuant to GAAP.

We are organized as a holding company that conducts its business primarily through its various subsidiaries. We have formed joint ventures (the “Joint Ventures”) with Starwood Hospitality Fund II and Starwood Opportunity Fund VIII, collectively the “Starwood Private Real Estate Funds,” in accordance with the co-investment and allocation agreement with SPT Management, LLC (our “Manager”). Each Joint Venture is owned 75% by us and is consolidated into our consolidated financial statements. As of March 31, 2011, the assets held by the Joint Ventures were a net $32.4 million investment in AAA rated class A2 CMBS financed through the Term Asset-Backed Securities Loan Facility (“TALF”).

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

Recent Developments for the Three Months Ended March 31, 2011

During the quarter ended March 31, 2011, we originated or acquired $457.1 million of investments, bringing our net investments made since inception to $2.1 billion.  Significant investments made during the quarter include the following transactions:

•                  In February, we originated a $24.0 million first mortgage and mezzanine loan secured by a full service hotel in San Diego and a $17.9 million first mortgage loan secured by five drug store chain stores located in Pennsylvania, Ohio, North Carolina and Indiana.

•                  In March, we:

•                sold $54.4 million of loans held-for-sale into a securitization trust, resulting in a realized gain of $1.9 million;

•                originated a $165.5 million first mortgage loan, mezzanine loan and corporate loan on a portfolio of six full service hotels located throughout California and a $30 million mezzanine loan on a luxury hotel located on the Upper East Side of Manhattan; and

•                acquired at a discount a 90% interest in a $188 million [face amount] mezzanine loan secured by a portfolio of 10 office buildings located in Northern Virginia for $156.5 million.

•                During the first quarter of 2011, we sold certain CMBS and RMBS, which generated gross proceeds of $70.4 million and gains of $6.2 million.

Our investment portfolio is comprised of the following at March 31, 2011:

	Property Type	Carrying Value	Face Amount	% Owned	Financing	Net Investment	Weighted Average Rating	Vintage
Loan Originations	Assorted	$900,823	$925,765	100%	$388,386	$512,437	N/A	2009 - 2011
Loan Acquisitions	Assorted	880,401	961,144	100%	272,690	607,711	N/A	1999 - 2007
CMBS—AFS*	Assorted	220,732	220,617	78%	158,930	61,802	AA	2001 - 2010
RMBS—AFS	Residential	114,818	133,311	100%	38,422	76,396	B	2003 - 2007
Other Investments	Assorted	19,645	19,208	100%	—	19,645	N/A	N/A
		$2,136,419	2,260,045		$858,428	$1,277,991

* Reflects one consolidated joint venture in which we own 75%.

Our loan and mortgage backed securities portfolio at March 31, 2011 and December 31, 2010, is diversified by property type and U.S. geographic region as follows:

Collateral Property Type	As of March 31, 2011	As of December 31, 2010	Geographic Location	As of March 31, 2011	As of December 31, 2010
Hospitality	43.7%	40.4%	Northeast	9.3%	10.9%
Industrial	4.4%	5.1%	Mid-Atlantic	15.6%	9.4%
Office	24.0%	19.6%	Southeast	9.8%	11.5%
Retail	19.6%	23.8%	Southwest	6.7%	8.5%
Residential	5.4%	6.9%	Midwest	19.9%	23.5%
Other	1.3%	1.6%	West	24.2%	19.8%
Mixed Use	1.6%	2.6%	Other	14.5%	16.4%
	100.0%	100.0%		100.0%	100.0%

Critical Accounting Policies and Use of Estimates

Refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2010 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” for full discussion of our critical accounting policies.  Our critical accounting policies have not materially changed during 2011.

Recent Accounting Pronouncements

There have been no accounting pronouncements that have been issued but not yet adopted as of March 31, 2011 that we believe will have a significant impact on our consolidated financial statements.

Results of Operations

Net income attributable to Starwood Property Trust, Inc. for the three months ended March 31, 2011 was approximately $31.4 million or $0.44 per weighted average share of basic common stock ($0.43 diluted), up from $5.9 million or $0.12 per weighted average share of basic and diluted share for the three months ended March 31, 2010.  Net interest margin increased by approximately $19.0 million between the two quarters, resulting from increases in interest income of $25.5 million and interest expense of $6.5 million. The increase in interest income is primarily due to increased investment activity.  From March 31, 2010 to March 31, 2011, investments in loans increased over $1.0 billion, MBS securities increased $53.0 million and other investments increased $12.0 million.  The increase in interest expense resulted from the five new secured financing facilities entered into since March 31, 2010, and the resulting increase in the secured financing balance outstanding of $608.2 million.

Non-investment expenses increased by $4.7 million from the first quarter 2010 to the first quarter 2011 due to increases in the base management fee of $1.6 million, accrued incentive fee of $0.4 million, stock compensation of $2.3 million and general and administrative expenses of $0.4 million.  The increase in the base management fee was due primarily to our supplemental equity raise in December 2010 of net proceeds of $434.6 million.  In connection with the supplemental equity raise, the Manager was granted 1,075,000 restricted stock units, resulting in higher stock compensation expense.  No incentive fee had been earned as of March 31, 2010.  Lastly, the increase in general and administrative expense is primarily attributed to the increased professional fees, such as legal, audit and consulting, in connection with growing the investment portfolio.

For the quarter ended March 31, 2011, we earned approximately $0.1 million in interest income from cash balances and incurred other expenses of $0.5 million.  For the quarter ended March 31, 2011, we had realized gains from the sale of investments of $8.1 million, of which approximately $6.2 million related to the sale of MBS securities and approximately $1.9 million related to the sale of loans contributed to a securitization trust.  Unrealized gains from loans held-for-sale and foreign currency remeasurement were $3.2 million and $4.0 million, respectively, offset by unrealized losses on currency and interest rate hedges of $2.4million. We also had an OTTI charge of $0.4 million related to one RMBS security.

Cash Flows

Cash and cash equivalents decreased by $104.2 million from December 31, 2010.  The decrease resulted from cash used in operating activities of $46.2 million and investing activities of $252.7 million, offset by cash provided from financing activities of $194.8 million.

Net cash used in operating activities for the quarter ended March 31, 2011 of approximately $46.2 million, includes $110.4 million for the purchase of loans held-for-sale and $56.3 million in proceeds from the sale of loans into the securitization trust. All other operating activities increased cash by $7.3 million, including approximately $0.3 million of operating income attributable to non-controlling interests. The net income for the period was approximately $31.7 million. The adjustments for non-cash charges for stock-based compensation, amortization of deferred loan fees and discounts, amortization of deferred financing costs, amortization of net discount on MBS and amortization of premium from collateralized debt obligations decreased cash by $3.9 million. The net change in operating assets and liabilities decreased cash flows from operating activities by $7.8 million and consisted of a $2.2 million increase in related party payable, and a decrease in accounts payable and accrued expenses, other liabilities, interest receivables and other assets of $10.0 million. The net change in unrealized gains on loans held-for-sale, currency hedges and interest rate swaps and remeasurement gain on foreign currency denominated assets of $4.8 million was offset by realized gains on the sale of loans of $1.9 million and realized gains on the sale of available-for-sale securities of $6.2 million. In addition, realized losses on derivatives was approximately $0.3 million. We also had an OTTI charge of $0.4 million.

Net cash used in investing activities for the quarter ended March 31, 2011 totaled $252.7 million and related primarily to the origination and acquisition of new loans held-for-investment of $292.7 million, new mortgage-backed securities of $92.5 million, other investments of $8.7 million and purchased interest of $0.3 million offset by proceeds from sales of MBS of $92.7 million, principal repayments on loans and MBS of $5.8 million and $34.0 million, respectively, MBS maturities of $6.2 million, and proceeds from the sales of other investments of $2.8 million.

Net cash provided by financing activities for the quarter ended March 31, 2011 related primarily to borrowings from secured financing facilities of $322.9 million, offset by the payment of dividends to our shareholders of $29.1 million, repayments on borrowings of $98.0 million and distributions to non-controlling interests of $0.8 million.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet our cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make new investments where appropriate, make any distributions to our stockholders, and other general business needs. We use cash to purchase or originate our target assets, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations. We closely monitor our liquidity position and believe that we have sufficient liquidity to and access to liquidity to meet our financial obligations for at least the next 12 months. Our primary sources of liquidity are as follows:

Cash Generated from Operating the Business

Cash from operations is generally comprised of interest income from our investments, net of any associated financing expense, principal repayments from our investments, net of associated financing repayments, proceeds from the sale of investments, and changes in working capital balances.

Cash and Cash Equivalents

As of March 31, 2011, we had cash and cash equivalents of $122.7 million, including $0.8 million related to borrower reserve funds maintained in an unrestricted account.

Potential Liquidation of Certain RMBS and CMBS Positions

Subject to limitations on durations, we have allocated an amount to invest in RMBS which is not to exceed 10% of our total assets. As of March 31, 2011, our investments in RMBS and CMBS are classified as available-for-sale and had a fair value of $114.9 million and $220.7 million, respectively.

Borrowings under Various Financing Arrangements

We utilize a variety of financing arrangements to finance certain assets. We generally utilize four types of financing arrangements:

(1) Repurchase Agreements:    Repurchase agreements effectively allow us to borrow against loans and securities that we own. Under these agreements, we sell our loans and securities to a counterparty and agree to repurchase the same loans and securities from the counterparty at a price equal to the original sales price plus an interest factor. The counterparty retains the sole discretion over both whether to purchase the loan and security from us and, subject to certain conditions, the market value of such loan or security for purposes of determining whether we are required to pay margin to the counterparty. During the term of a repurchase agreement, we receive the principal and interest on the related loans and securities and pay interest to the counterparty. As of March 31, 2011, we have entered into five separate repurchase agreements. Details are provided in the table below. The initial term of two of these repurchase agreements is subject to further extension. However, we must satisfy certain conditions at or prior to the time of such extension.

(2) Bank Credit Facilities:    We use bank credit facilities (including term loans and revolving facilities) to finance our assets. These financings may be collateralized or non-collateralized and may involve one or more lenders. Credit facilities typically have maturities ranging from two to five years and may accrue interest at either fixed or floating rates. On December 3, 2010, we entered into a term loan credit agreement with Bank of America, N.A. (“Bank of America”) to finance the acquisition of a $205.0 million participation in a senior secured note, due from certain special purpose entities that were formed to hold substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties. The initial term of our bank facility is subject to further extension based upon the satisfaction of certain conditions at or prior to the time of such extension. Bank of America retains the sole discretion, subject to certain conditions, over the market value of such note for purposes of determining whether we are required to pay margin to the Bank of America.

(3) Securitizations:    We will seek non-recourse long-term securitizations of our investments in mortgage loans, especially loan originations. The securitizations may involve the entire loan or a senior portion of our loan. This would involve conveying a pool of assets to a special purpose vehicle (or the issuing entity), which would issue one or more classes of non-recourse notes pursuant to the terms of an indenture. The notes would be secured by the pool of assets. In exchange for the transfer of assets to the issuing entity, we would receive the cash proceeds on the sale of non-recourse notes. The securitization of our portfolio investments might magnify our exposure to losses on those portfolio investments because the retained subordinate interest in any particular overall loan would be subordinate to the loan components sold into the securitization and we would, therefore, absorb all losses sustained with respect to the overall loan before the owners of the securitization notes experience any losses with respect to the loan in question.

As more fully discussed in the Form 10-K for the year ended December 31, 2010, the Collateralized debt obligation in securitization trust in the condensed consolidated balance sheets relates to two contributed loans that we securitized in a structure that did not qualify for sale treatment under GAAP. As of March 31, 2011, the balance of the loans pledged to the securitization trust was $50.3 million and the related liability of the securitization trust was $53.9 million.

During the first quarter of 2011, we contributed three loans with a carrying value of approximately $54 million to a securitization trust and received approximately $56 million in proceeds.  Effective control was surrendered and the loan sale qualified for sale treatment under GAAP, resulting in a realized gain of approximately $1.9 million.

(4) Term Asset-Backed Securities Loan Facility (“TALF”) from the Federal Reserve Bank of New York:    Between August 2009 and March 2010, the Federal Reserve Bank of New York offered term financing facilities to eligible investors to promote the flow of credit to businesses and households and to facilitate the financing of commercial properties during the recent financial crisis. The initial list of eligible assets included certain high quality CMBS created on or after January 1, 2009. In a 75%-owned joint venture with another fund of the Manager, we utilized the TALF program to finance the investment of $203 million in AAA rated Class A2 CMBS at an average price of 99.97% of par. The CMBS are secured by a diversified pool of fixed rate commercial mortgage loans and have a weighted average coupon at acquisition of approximately 5.69%. The TALF financing is freely repayable at anytime without penalty.

Summary of Financing Facilities as of March 31, 2011:

	Wells Fargo 1	Wells Fargo II	Goldman Sachs	Bank of America	TALF	Wells Fargo RMBS	Total
Facility Type	Repurchase	Repurchase	Repurchase	Bank Credit Facility	Government Financing Facility	Repurchase
Revolver	No	Yes	Yes	No	No	Yes
Eligible Assets	Identified Loans	Identified Loans	Identified Loans	Identified Single Borrower Secured Note	AAA rated CMBS	Identified RMBS
Initial Maturity	May-13	Aug-13	Dec-12	Nov-13	Aug 2014(a)	Mar-12
Extended Maturity, subject to certain conditions	N/A	Aug-15	N/A	Nov-14	N/A	N/A
Pricing	LIBOR + 3%	LIBOR + 1.75% to 6%	LIBOR +1.95% to 2.25%	LIBOR + 2.35% to 2.5%	3.79% Fixed	LIBOR + 1.50%
Pledged Asset Carrying Value	$390,828	$277,341	$0	$177,855	$191,357	$102,934(b)	1,410,315
Maximum Facility Size	$272,689	$350,000	$150,000	$122,936	$158,930	$100,000	1,154,555
Outstanding Balance	$272,689	$211,580	$0	$122,936	$158,930	$38,422	804,557
Undrawn Capacity	$0	$138,420	$150,000	$0	$0	$61,578	349,998

(a)          The TALF loans are scheduled to mature in 2014 but are expected to be repaid during the remainder of 2011 and 2012, due to estimated prepayments on the pledged investments.

(b)         Represents the carrying value for the identified portion of our RMBS securities pledged as collateral.

Other Potential Sources of Financing

In the future, we may also use other sources of financing to fund the acquisition of our target assets, including other secured as well as unsecured forms of borrowing. We may also seek to raise further equity capital or issue debt securities in order to fund our future investments

Leverage Policies

We employ leverage, to the extent available, to fund the acquisition of our target assets, increase potential returns to our stockholders and meet our return objectives. Leverage can be either direct by utilizing private third party financing, or indirect through originating, acquiring, or retaining subordinated mortgages, B-notes, subordinated loan participations or mezzanine loans. Although the type of leverage we deploy is dependent on the underlying asset that is being financed, we intend when possible to utilize leverage whose maturity is equal to or greater than the maturity of the underlying asset. In addition, we intend to mitigate the impact of potential future interest rate increases on our borrowings through utilization of hedging instruments, primarily interest rate swap agreements.

The amount of leverage we deploy for particular investments in our target assets depends upon our Manager’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial and residential mortgage markets, our outlook for the level, slope, and volatility of interest rates, the credit quality of our assets, the collateral underlying our assets, and our outlook for asset spreads relative to the LIBOR curve. Under our current repurchase agreements and bank credit facility, our total leverage may not exceed 75%, excluding the TALF loans and related securities and adjusted to remove the impact of the consolidation of variable interest entities pursuant to GAAP.

Contractual Obligations and Commitments

Contractual obligations as of March 31, 2011 are as follows (amounts in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Secured financings, including interest payable(a)	$838,861	$436,115	$400,429	$2,317	$—
Liabilities of securitization trust	61,299	2,680	5,565	53,054	—
Loan funding obligation	44,690	44,690			—

Venture investment funding obligation	2,445		2,445		—
Deferred underwriting fees	27,195	27,195
Total	$974,490	$510,680	$408,439	$55,371	$—

(a) For borrowings with variable interest rates, we used the rates in effect as of March 31, 2011 to determine the future interest payment obligations.

The table above does not include amounts due under our management agreement or derivative agreements as those contracts do not have fixed and determinable payments. Refer to footnotes 8 and 9 for obligations related to these agreements.

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2011, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities.

Dividends

On March 1, 2011, we declared a dividend of $0.42 per common share for the period ending March 31, 2011, which was paid on April 15, 2011, to common stockholders of record as of March 31, 2011.

On May 9, 2011, our Board of Directors declared a dividend of $0.44 per share of common stock for the quarter ended June 30, 2011.  The dividend is payable on July 15, 2011 to common stockholders of record on June 30, 2011.

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

We believe that Core Earnings provides an additional measure of our core operating performance by eliminating the impact of certain non-cash expenses and facilitating a comparison of our financial results to those of other comparable REITs with fewer or no non-cash charges and comparison of our own operating results from period to period. Our management uses Core Earnings in this way, and also uses Core Earnings to compute the incentive fee due under our management agreement. We believe that our investors also use Core Earnings or a comparable supplemental performance measure to evaluate and compare our performance to our peers, and as such, we believe that the disclosure of Core Earnings is useful to (and expected by) our investors.

However, we caution that Core Earnings does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), or an indication of our cash flow from operating activities (determined in accordance with GAAP), a measure of our liquidity, or an indication of funds available to fund our cash needs, including our ability to make cash distributions. In addition, our methodology for calculating Core Earnings may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and accordingly, our reported Core Earnings may not be comparable to the Core Earnings reported by other REITs.

Our Core Earnings for the three months ended March 31, 2011 were approximately $31.4 million or $0.43 per weighted average share, diluted. The table below provides a reconciliation of net income to Core Earnings for this period:

March 31, 2011 Reconciliation of Net Income to Core Earnings:

	Total Amounts	Per Diluted Share
Net income attributable to Starwood Property Trust, Inc	$31,447	$0.43
Add back: Non-cash stock-based compensation	3,884	0.05
Add back: Unrealized loss on derivatives	2,415	0.03
Add back: Management incentive fee	427	0.00
Add back: Other-than-temporary impairment	434	0.00
Subtract: Unrealized gain on loans held for sale at fair value	(3,187)	(0.03)
Subtract: Unrealized foreign currency remeasurement gain	(3,984)	(0.05)
Core Earnings	$31,436	$0.43

Our Core Earnings for the period January 1, 2010 through March 31, 2010 were approximately $7.5 million or $0.15 per weighted average share. The table below provides a reconciliation of our net income to Core Earnings for this period:

March 31, 2010 Reconciliation of Net Income to Core Earnings:

	Amounts	Per Diluted Share
Net loss attributable to Starwood Property Trust, Inc	$5,941	$0.12
Add back for non-cash stock-based compensation	1,560	0.03
Core Earnings (Loss)	$7,501	$0.15

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity for our stockholders to realize attractive risk-adjusted returns through ownership of our capital stock. While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience and seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

Credit Risk

We are subject to varying degrees of credit risk in connection with our investments. While we do not expect to encounter significant credit risk in our Agency RMBS assets, we have exposure to credit risk on the loan assets and underlying mortgage loans in our non-Agency RMBS and CMBS portfolios as well as other assets. Our Manager seeks to manage credit risk by performing deep credit fundamental analysis of potential assets. Credit risk is also addressed through our Manager’s on-going surveillance, and investments are monitored for variance from expected prepayments, defaults, severities, losses and cash flow on a monthly basis.

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

At March 31, 2011, the S&P ratings of our MBS portfolio were as follows:

S&P Rating	Carrying Value	Percentage
AAA	$198,895	59.3%
AA+	256	0.1%
AA-	20	0.0%
A	215	0.1%
BBB	287	0.1%
BB+	5,452	1.6%
BB	15,852	4.7%
BB-	8,285	2.5%
B+	11,580	3.5%
B	13,866	4.1%
B-	43,532	13.0%
CCC	20,211	6.0%
CCC-	10,860	3.2%
CC	1,051	0.3%
D	5,188	1.5%
Total MBS	$335,550	100.0%

At December 31, 2010, the S&P ratings of our MBS portfolio were as follows:

S&P Rating	Carrying Value	Percentage
AAA	$215,722	54.2%
AA+	324	0.1%
AA-	43	0.0%
A	255	0.1%
BBB	5,369	1.4%
BBB-	1,693	0.4%
BB+	24,947	6.3%
BB	48,232	12.1%
BB-	8,563	2.2%
B+	19,565	4.9%
B	5,573	1.4%
B-	36,059	9.1%
CCC+	4,288	1.1%
CCC	14,503	3.6%
CCC-	10,640	2.7%
CC	700	0.2%
D	1,204	0.3%
Total MBS	$397,680	100%

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we expect to finance the acquisition of our target assets through financings in the form of borrowings under programs established by the U.S. government, warehouse facilities, bank credit facilities (including term loans and revolving facilities), resecuritizations, securitizations and repurchase agreements. We mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap agreements. Interest rate swap agreements are intended to serve as a hedge against future interest rate increases on our borrowings and assets.

Interest Rate Effect on Net Interest Income

Our operating results depend in large part on differences between the income earned on our investments and our cost of borrowing and hedging activities. The cost of our borrowings is generally based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally may increase (1) while the yields earned on our leveraged fixed-rate mortgage assets remain static and (2) at a faster pace than the yields earned on our leveraged floating rate mortgage assets, which could result in a decline in our net interest margin. The severity of any such decline would depend on our asset/liability composition at the time as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our target assets. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations. Hedging techniques are partly based on assumed levels of prepayments of our investments. If prepayments are slower or faster than assumed, the life of the investment would be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions.

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

Fair Value Risk

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

As of March 31, 2011, we had USD $127.4 million of GBP-denominated loan investments (using March 31, 2011 spot rate of 1.6029). During 2010, the we entered into a series of forward contracts whereby we agree to sell an amount of GBP for an agreed-upon amount of USD at various dates through October 2013. These forward contracts were executed to fix the USD amount of GBP-denominated cash flows we expect to receive from our GBP-denominated loans. As of March 31, 2011, we had 14 such foreign exchange forward contracts with a total notional of USD $160.8 million (using March 31, 2011 spot rate of 1.6029).

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

The following table summarizes the net investment income for a 12month period and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the LIBOR interest rate, both adjusted for the effects of our interest rate hedging activities (dollars in thousands):

Income (Expense) Subject to Interest Rate Sensitivity	Variable-Rate Investments and Indebtedness	100 Basis Point Increase	100 Basis Point Decrease

Investment income from variable-rate investments (a)	$496,829	$5,624	$(1,369)
Investment expense from variable-rate indebtedness (a)	(163,345)	(1,613)	398
Net investment income from variable-rate instruments	$333,484	$4,011	$(971)

(a)          Assumed LIBOR rate decrease does not go below 0%.

Assets (Liabilities) Subject to Interest Rate Sensitivity	Fixed-Rate Investments and Indebtedness	100 Basis Point Increase	100 Basis Point Decrease

Fair value of fixed-rate investments	$1,650,899	$(38,058)	$39,863
Fair value of fixed-rate indebtedness	(643,242)	5,627	(5,772)
Net fair value of fixed-rate instruments	$1,007,657	$(32,431)	$34,091

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures.- We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes to Internal Control Over Financial Reporting.    No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three-month period ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

Currently, no legal proceedings are pending, threatened, or to our knowledge, contemplated against us.

Item 1A.    Risk Factors.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed on March 1, 2011 with the SEC.

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

31.1             Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2             Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1             Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2             Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101                Financial statements from the Quarterly Report on Form 10-Q of Starwood Property Trust, Inc. for the quarter ended March 31, 2011, filed on May 10, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Comprehensive Income and (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD PROPERTY TRUST, INC.

Date: May 10, 2011	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: May 10, 2011	By:	/s/ STEW WARD
Stew Ward Chief Financial Officer, Treasurer and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Financial statements from the Quarterly Report on Form 10-Q of Starwood Property Trust, Inc. for the quarter ended March 31, 2011, filed on May 10, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Comprehensive Income and (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements