Form 10-Q
period 2011-06-30
STARWOOD PROPERTY TRUST, INC.
filed 2011-08-05
CIK 1465128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

(203) 422-8100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of August 4, 2011, was 93,393,527.

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

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands, except share and per share data)

	As of	As of
	June 30, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$96,730	$226,854
Receivable for securities sold	—	22,214
Loans, held for investment, net	1,839,043	1,230,783
Loans held for sale at fair value	296,672	144,163
Loans held in securitization trust	50,327	50,297
Mortgage backed securities, available-for-sale, at fair value	282,763	397,680
Other investments	43,877	14,177
Accrued interest receivable	11,868	9,564
Derivative assets	3,406	337
Other assets	24,271	5,336
Total Assets	$2,648,957	$2,101,405
Liabilities and Stockholders’ Equity
Liabilities:
Payable for unsettled securities purchased	$—	$47,178
Accounts payable and accrued expenses	7,303	5,527
Related-party payable	8,167	5,050
Dividends payable	41,678	29,081
Derivative liabilities	19,926	9,400
Secured financing agreements, net	697,668	579,659
Collateralized debt obligation in securitization trust	53,646	54,086
Deferred offering costs	—	27,195
Other liabilities	20,136	7,000
Total Liabilities	848,524	764,176
Commitments and contingencies (Note 13)	—	—
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 93,217,486 and 71,021,342 issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	926	706
Additional paid-in capital	1,821,233	1,337,953
Accumulated other comprehensive income	5,479	8,203
Accumulated deficit	(27,648)	(19,302)
Total Starwood Property Trust, Inc. Stockholders’ Equity	1,799,990	1,327,560
Noncontrolling interests in consolidated subsidiaries	443	9,669
Total Equity	1,800,433	1,337,229
Total Liabilities and Stockholders’ Equity	$2,648,957	$2,101,405

See notes to condensed consolidated financial statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, amounts in thousands, except share and per share data)

	Three-Months Ended June 30		Six-Months Ended June 30
	2011	2010	2011	2010
Net interest margin:
Interest income from mortgage-backed securities	$7,121	$4,703	$13,981	$9,034
Interest income from loans	41,047	16,627	73,764	26,326
Interest expense	(7,041)	(3,352)	(14,402)	(4,984)
Net interest margin	41,127	17,978	73,343	30,376
Expenses:
Management fees (including $3,501 and $1,327 for the three-months ended 2011 and 2010, and $7,345 and $2,869 for the six-months ended 2011 and 2010 of non-cash stock-based compensation)	9,664	4,792	19,010	9,762
Investment pursuit costs	531	189	619	278
General and administrative (including $56 and $19 for the three-months ended 2011 and 2010, and $96 and $37 for the six-months ended 2011 and 2010 of non-cash stock-based compensation)	2,760	1,476	4,864	3,166
Total expenses	12,955	6,457	24,493	13,206
Income before other income (expense) and taxes	28,172	11,521	48,850	17,170
Interest income from cash balances	119	229	263	840
Other income	663	—	447	—
Other-than-temporary impairment (“OTTI”)	(1,295)	—	(1,729)	—
Realized gain/(loss) on sale of investments	7,771	(2)	15,875	(2)
Realized foreign currency gain/(loss)	28	—	(2)	—
Realized loss on currency hedges	(130)	—	(206)	—
Realized loss on interest rate hedges	(2,003)	—	(2,581)	—
Realized loss on credit spread hedges	(728)	—	(970)	—
Unrealized gain on loans	5,767	—	8,954	—
Unrealized loss on interest rate hedges	(5,918)	—	(4,230)	—
Unrealized gain on credit spread hedges	2,628	—	2,441	—
Unrealized loss on currency hedges	(2,113)	(3,694)	(6,029)	(3,694)
Unrealized foreign currency remeasurement gain	1,174	3,396	5,158	3,396
Income before taxes	34,135	11,450	66,241	17,710
Income tax provision	823	40	1,204	40
Net Income	33,312	11,410	65,037	17,670
Net income attributable to non-controlling interests	888	561	1,166	880
Net income attributable to Starwood Property Trust, Inc.	$32,424	$10,849	$63,871	$16,790
Net income per share of common stock:
Basic	$0.40	$0.23	$0.83	$0.35
Diluted	$0.39	$0.22	$0.82	$0.35
Weighted average number of shares of common stock outstanding:
Basic	82,078,525	47,749,705	76,606,442	47,706,032
Diluted	83,639,365	48,626,300	78,252,582	48,626,300

Distributions declared per common share	$0.44	$0.25	$0.86	$0.47

See notes to condensed consolidated financial statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholder’s Equity

(Unaudited, amounts in thousands, except share and per share data)

	Common Stock		Additional		Accumulated Other Comprehensive	Total Starwood Property Trust, Inc.	Non-
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Income (Loss)	Stockholders’ Equity	Controlling Interests	Total Equity
Balance, January 1, 2010	47,583,800	$476	$895,857	$(8,366)	$—	$887,967	$8,068	$896,035

Stock-based compensation			2,906			2,906		2,906
Net income				16,790		16,790	880	17,670
Dividends declared, $0.47 per share				(22,854)		(22,854)		(22,854)
Other comprehensive loss, net					(1,943)	(1,943)		(1,943)
Contribution from noncontrolling interests							2,579	2,579
Distribution to noncontrolling interests							(598)	(598)
Balance, June 30, 2010	47,583,800	$476	$898,763	$(14,430)	$(1,943)	$882,866	$10,929	$893,795

Balance, January 1, 2011	71,021,342	$706	$1,337,953	$(19,302)	$8,203	$1,327,560	$9,669	$1,337,229
Proceeds from public offering of common stock	22,000,000	220	476,520			476,740		476,740
Underwriting and offering costs			(880)			(880)		(880)
Stock-based compensation	196,144		7,640			7,640		7,640
Net income				63,871		63,871	1,166	65,037
Dividends declared, $0.86 per share				(72,217)		(72,217)		(72,217)
Other comprehensive loss, net					(2,724)	(2,724)	(1,139)	(3,863)
Distribution to noncontrolling interests							(9,253)	(9,253)
Balance, June 30, 2011	93,217,486	$926	$1,821,233	$(27,648)	$5,479	$1,799,990	$443	$1,800,433

See notes to condensed consolidated financial statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, amounts in thousands)

	Three-Months Ended June 30		Six-Months Ended June 30
	2011	2010	2011	2010
Net Income	$33,312	$11,410	$65,037	$17,670
Other comprehensive income (loss):
Change in fair value of interest rate hedges	(564)	(1,202)	31	(1,322)
Unrealized change in fair value of available-for-sale securities	5,136	(294)	4,682	(621)
Reclassification adjustment for net realized gain on sale of securities	(4,310)	—	(10,305)	—
Reclassification for other-than-temporary impairment	1,295	—	1,729	—
Comprehensive income	34,869	9,914	61,174	15,727
Less: Comprehensive income attributable to noncontrolling interests	52	561	27	880
Comprehensive income (loss) attributable to Starwood Property Trust, Inc.	$34,817	$9,353	$61,147	$14,847

See notes to condensed consolidated financial statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Six-Months Ended June 30, 2011	Six-Months Ended June 30, 2010
Cash Flows from Operating Activities:
Net Income	$65,037	$17,670
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	1,433	120
Amortization of net discount on mortgage backed securities (MBS)	(7,341)	(1,792)
Amortization of net deferred loan fees and discounts	(11,670)	(883)
Amortization of premium from collateralized debt obligations	(440)	—
Stock-based compensation	7,441	2,906
Incentive-fee compensation	547	—
Gain on sale of available-for-sale securities	(10,278)	(2)
Gain on sale of loans	(5,376)	—
Gain on sale of other investments	(27)	—
Unrealized gain on held for sale loans at fair value	(8,954)	—
Unrealized losses on interest rate hedges	4,230	—
Unrealized gains on credit spread hedges	(2,441)	—
Unrealized losses on currency hedges	6,029	3,694
Unrealized remeasurement gain	(5,158)	(3,396)
OTTI	1,729	—
Changes in operating assets and liabilities:
Related-party payable	2,769	395
Accrued interest receivable, less purchased interest	(3,797)	(2,352)
Other assets	(10,474)	559
Accounts payable and accrued expenses	1,776	971
Other liabilities	13,136	1,150
Origination of held for sale loans	(270,066)	—
Proceeds from sale of held for sale loans	139,784	—
Net cash provided by (used in) operating activities	$(92,111)	$19,040
Cash Flows from Investing Activities:
Purchase of mortgage-backed securities	(92,589)	(77,402)
Proceeds from sale of mortgage-backed securities	283,778	7,357
Proceeds from mortgage-backed securities maturities	11,765	—
Mortgage-backed securities principal paydowns	77,353	11,842
Purchase of loans held for investment	(921,930)	(652,871)
Loan maturities	100,068	—
Loan investment repayments	9,386	6,289
Purchased interest on investments, net	(730)	(2,640)
Investments in other investments	(34,239)	(9,023)
Proceeds from sale of other investments	2,844	—
Net cash used in investing activities	$(564,294)	$(716,448)
Cash Flows from Financing Activities:
Borrowings from secured financing arrangements	778,825	278,960
Principal repayments on borrowings	(631,796)	(806)
Payment of deferred financing costs	(540)	(1,341)
Proceeds from common stock offering	476,740	—
Payment of underwriting and offering costs	(28,075)	—
Payment of dividends	(59,620)	(16,046)
Contribution from noncontrolling interest owners	—	2,579
Distribution to noncontrolling interest owners	(9,253)	(598)
Net cash provided by financing activities	$526,281	$262,748
Net decrease in cash and cash equivalents	(130,124)	(434,660)
Cash and cash equivalents, beginning of period	226,854	645,129
Cash and cash equivalents, end of period	$96,730	$210,469
Supplemental disclosure of cash flow information:
Cash paid for interest	$14,920	$4,207
Income taxes paid	$858	$—
Supplemental disclosure of non-cash investing and financing activity:
Dividends declared, not yet paid	$41,678	$12,157
Unsettled securities purchased	$—	$11,685

See notes to consolidated financial statements

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2011

(Unaudited, amounts in thousands unless specifically identified and except for share and per share data)

1. Business and Organization

Starwood Property Trust, Inc. (“the Trust” together with its subsidiaries, “we” or the “Company”) is a Maryland corporation that commenced operations (“Inception”) on August 17, 2009 upon the completion of its initial public offering (“IPO”). We are focused primarily on originating, investing in, financing and managing commercial mortgage loans and other commercial real estate debt investments, commercial mortgage-backed securities and residential mortgage-backed securities. The Trust is externally managed and advised by SPT Management, LLC (the “Manager”).

We are organized and conduct our operations to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). As such, the Trust will generally not be subject to U.S. federal corporate income tax on the portion of net income that is distributed to stockholders, if we distribute at least 90% of our taxable income to stockholders by prescribed dates and comply with various other requirements.

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

A non-controlling interest in a consolidated subsidiary is defined as “the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent”. Non-controlling interests are presented as a separate component of equity in the condensed consolidated balance sheets. In addition, the presentation of net income attributes earnings to controlling and non-controlling interests.

The Company uses plain English when describing or referencing accounting standards in the notes to the financial statements. As a result, there may be no reference to particular accounting standards by name, standard number, or Accounting Standards Codification (“ASC”) reference number.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended December 31, 2010, as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the operating results for the full year.

Segment Reporting

We are a REIT focused on originating and acquiring real estate related debt investments and currently operate in one reportable segment.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and short-term investments. Short-term investments are comprised of highly liquid instruments with original maturities of three months or less. We maintain our cash and cash equivalents in multiple financial institutions and at times these balances exceed federally insurable limits.

Debt Securities

GAAP requires that at the time of purchase, we designate debt securities as held-to-maturity, available-for-sale, or trading depending on our investment strategy and ability to hold such securities to maturity. Held-to-maturity securities are stated at cost plus any premiums or discounts, which are amortized or accreted through the consolidated statements of operations using the effective interest method.  Securities we (i) do not hold for the purpose of selling in the near-term or (ii) may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the unrealized gains or losses recorded as a component of accumulated other comprehensive income in stockholders’ equity. As of June 30, 2011, our commercial mortgage backed securities (“CMBS”) and residential mortgage backed securities (“RMBS”) were designated as available-for-sale.  The designation of each security involves management judgment which is subject to change. Such a change in judgment would have an impact on the accounting for the security.

When the estimated fair value of a security is less than its amortized cost, we consider whether there is an other-than-temporary impairment (“OTTI”) in the value of the security. An impairment is deemed an OTTI if (i) we intend to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovering our cost basis, or (iii) we do not expect to recover the entire amortized cost basis of the security even if we do not intend to sell the security or believe it is more likely than not that we will be required to sell the security before recovering our cost basis. If the impairment is deemed to be an OTTI, the resulting accounting treatment depends on the factors causing the OTTI. If the OTTI has resulted from (i) our intention to sell the security, or (ii) our judgment that it is more likely than not that we will be required to sell the security before recovering our cost basis, an impairment loss is recognized in current earnings equal to the entire difference between our amortized cost basis and fair value. Whereas, if the OTTI has resulted from our conclusion that we will not recover our cost basis even if we do not intend to sell the security or believe it is more likely than not that we will be required to sell the security before recovering our cost basis, only the credit loss portion of the impairment is recorded in current earnings, and the portion of the loss related to other factors, such as changes in interest rates, continues to be recognized in accumulated comprehensive income. Determining whether there is an OTTI may require us to exercise significant judgment and make significant assumptions, including, but not limited to, estimated cash flows, estimated prepayments, loss assumptions, and assumptions regarding changes in interest rates. As a result, actual OTTI losses could differ from reported amounts. Such judgments and assumptions are based upon a number of factors, including (i) credit of the issuer or the underlying borrowers, (ii) credit rating of the security, (iii) key terms of the security, (iv) performance of the underlying loans, including debt service coverage and loan-to-value ratios, (v) the value of the collateral for the underlying loans, (vi) the effect of local, industry, and broader economic factors, and (vii) the historical and anticipated trends in defaults and loss severities for similar securities.

Loans Held for Investment

We purchase and originate commercial real estate debt and related instruments generally to be held for investment and to maturity. Loans that are held for investment are carried at cost unless the loans are deemed to be impaired.  Cost includes any unamortized acquisition premiums or discounts for purchased loans, and any unamortized loan fees or direct loan origination costs for originated loans.  We evaluate each loan classified as held for investment for impairment at least quarterly.  Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. If a loan is considered to be impaired, we record an allowance to reduce the carrying value of the loan to the present value of expected future cash flows discounted at the loan’s contractual effective rate, or the fair value of the collateral if repayment is expected solely from the collateral.

Loans Held for Sale

Loans that we intend to sell or liquidate in the near-term are classified as held-for-sale and are carried at the lower of amortized cost or fair value, unless we have elected to record any such loans at fair value at the time they were acquired under FASB ASC 825, Financial Instruments.  Upfront costs and fees related to loans for which the fair value option is elected are recognized in earnings as incurred and not deferred.  See further disclosure regarding loans held for sale in Note 12.

Revenue Recognition

Interest income is accrued based on the outstanding principal amount of the investment security or loan and the contractual terms. Discounts or premiums associated with the purchase of an investment security are amortized into interest income as a yield adjustment on the effective interest method, based on expected cash flows through the expected maturity date of the security. For originated loans that we have not elected to record at fair value under FASB ASC Topic 825, origination fees and direct loan origination costs are also recognized in interest income over the loan term as a yield adjustment using the effective interest method.

Upon the repayment or sale of loans or securities, the excess (or deficiency) of net proceeds over the net carrying value of such securities or loans is recognized as a gain (or loss).

Securitization/Sale and Financing Arrangements

We may periodically enter into transactions in which we sell financial assets, such as commercial mortgage loans, CMBS and other assets. Upon a transfer of financial assets, we will sometimes retain or acquire senior or subordinated interests in the related assets. Gains and losses on such transactions will be recognized using the guidance in ASC 860-Transfers and Servicing, which is based on a financial components approach that focuses on control. Under this approach, after a transfer of financial assets that meets the criteria for treatment as a sale—legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint, and transferred control—an entity recognizes the financial assets it retained and any liabilities it has incurred, derecognizes the financial assets it has sold, and derecognizes liabilities when extinguished. We will determine the gain or loss on sale of mortgage loans by allocating the carrying value of the underlying mortgage between securities or loans sold and the interests retained based on their fair values, as applicable. The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the securities or loans sold.

Acquisition and Investment Pursuit Costs

Costs incurred in connection with both acquiring loans as well in pursuing unsuccessful loan acquisitions and originations are charged to current earnings and not deferred.

Foreign Currency Transactions

Our assets and liabilities denominated in foreign currencies are translated into U.S. dollars using foreign currency exchange rates at the end of the reporting period. Income and expenses are translated at the approximate weighted average exchange rates for each reporting period. At June 30, 2011, the functional currency of all investments denominated in foreign currencies was the U.S. dollar. The effects of translating the assets, liabilities and income of our foreign investments are included in unrealized foreign currency remeasurement gain in the statements of operations.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, CMBS, RMBS, loan investments and interest receivable. We may place cash investments in excess of insured amounts with high quality financial institutions. We perform an ongoing analysis of credit risk concentrations in its investment portfolio by evaluating exposure to various counter parties’ markets, underlying property types, contract terms, tenant mix and other credit metrics.

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

As required by GAAP, we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We regularly enter into derivative contracts that are intended to economically hedge certain of our risks, even though the transactions may not qualify for, or we may not elect, hedge accounting. In such cases, changes in the fair value of the derivatives are recorded in earnings.

Deferred Financing Costs

Costs incurred in connection with secured financing are capitalized and amortized over the respective term of the loan as a component of interest expense. As of June 30, 2011 and December 31, 2010, we had approximately $3.8 million and $4.1 million, respectively, of capitalized financing costs, net of amortization. For the three months and six months ended June 30, 2011, approximately $1.0 million and $1.4 million, respectively, of amortization was included in interest expense in the accompanying condensed consolidated statements of income.  For the three months and six months ended June 30, 2010, approximately $0.1 million of amortization was included in interest expense in the accompanying condensed consolidated statements of income.

Earnings per share

We calculate basic earnings per share by dividing net income attributable to us for the period by the weighted average of shares of common stock outstanding for that period. Diluted earnings per share takes into effect any dilutive instruments, such as restricted stock and restricted stock units, except when doing so would be anti-dilutive.

Share-based payments

We recognize the cost of share-based compensation and payment transactions in the consolidated financial statements using the same expense category as would be charged for payments in cash. The fair value of the restricted stock or restricted stock units granted is recorded to expense on a straight-line basis, which approximates the effective yield method, over the vesting period for the entire award, with an offsetting increase in stockholders’ equity. For grants to employees and directors, the fair value is determined based upon the stock price on the grant date. For non-employee grants, the fair value is based on the stock price when the shares vest, which requires the amount to be adjusted in each subsequent reporting period based on the fair value of the award at the end of the reporting period until the award has vested.

Income Taxes

We have elected to be taxed as a REIT and intend to comply with the Code with respect thereto. Accordingly, we will not be subject to federal income tax as long as certain asset, income, dividend distribution and stock ownership tests are met. Many of these requirements are technical and complex and if we fail to meet these requirements we may be subject to federal, state, and local income tax and penalties. A REIT’s net income from prohibited transactions is subject to 100% penalty tax. We formed two taxable REIT subsidiaries (“TRS”) in 2010 to reduce the impact of the prohibited transaction tax and to avoid penalty for the holding of assets not qualifying as real estate assets for purposes of the REIT asset tests. The income, if any, associated with such activities is subject to federal and state income taxes as a domestic C corporation based upon the TRS’ net income. For the three and six months ended June 30, 2011, we recorded a provision for income taxes of $0.8 million and $1.2 million related to the activities in our TRS, based on a Federal income tax rate of 34% and state income tax rate of 7.5%.  For the three and six months ended June 30, 2010, we recorded a provision for income taxes of $40 and $40 related to the activities in our TRS, based on a Federal income tax rate of 33% and state income tax rate of 7.5%.

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements.  This update revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The update will be effective for the Company on January 1, 2012, early adoption is prohibited, and the amendments will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  We do not believe that the adoption of this standard will have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement:  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This update amends the existing fair value guidance to improve consistency in the application and disclosure of fair value measurements in U.S. GAAP and International Financial Reporting Standards.  ASU 2011-04 provides certain clarifications to the existing guidance, changes certain fair value principles, and enhances disclosure requirements.  The update will be effective for the Company on January 1, 2012, early adoption is prohibited, and the amendments will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  We have not completed our evaluation as to whether the adoption of this standard will have a material impact on our financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.  Prior to the issuance of ASU 2011-05, existing GAAP allowed three alternatives for presentation of other comprehensive income (“OCI”) and its components in financial statements.  ASU 2011-05 removes the option to present the components of OCI as part of the statement of changes in equity.  In addition, ASU 2011-05 requires consecutive presentation of the statement of operations and OCI and presentation of reclassification adjustments on the face of the financial statements from OCI to net income.  These changes apply to both annual and interim financial statements commencing, with retrospective application, for the fiscal periods beginning after December 15, 2011, with early adoption permitted.  We do not believe that the adoption of this standard will have a material impact on our financial position or results of operations.

3. Debt Securities

We classified all CMBS and RMBS investments as available-for-sale as of June 30, 2011 and December 31, 2010. The CMBS and RMBS classified as available-for-sale are accounted for at fair value with changes in fair value recorded in accumulated other comprehensive income. The tables below summarize the weighted average coupon, rating and life of our investments in mortgage backed securities available-for-sale as of June 30, 2011 and December 31, 2010:

June 30, 2011	Cost	OTTI	Adjusted Cost	Unrealized Gains	Unrealized Losses	Net Fair Value Adjustment	Fair Value	Weighted Average Coupon(1)	Weighted Average Rating	Weighted Average Life (Years)
CMBS	$192,575	$—	$192,575	$7,872	$(643)	$7,229	$199,804	1.9%	CCC(2)	5.5
RMBS	84,000	(1,729)	82,271	896	(208)	(688)	82,959	0.3%	B	1.6
	$276,575	$(1,729)	$274,846	$8,768	$(851)	$6,541	$282,763

(1)          Generally calculated using the June 30, 2011 one-month LIBOR rate of 0.1856%.

(2)          Excludes securities that are not rated, whose aggregate fair value was $185.7 million.

December 31, 2010	Cost	Unrealized Gains	Unrealized Losses	Net Fair Value Adjustment	Fair Value	Weighted Average Coupon(1)	Weighted Average Rating	Weighted Average Life (Years)
CMBS	$266,764	9,074	(683)	8,391	$275,155	5.6%	AA-	1.8
RMBS	120,827	2,495	(797)	1,698	122,525	0.6%	BB-	1.3
	$387,591	11,569	(1,480)	10,089	$397,680

(1)          Calculated using the December 31, 2010 one-month LIBOR rate of 0.2606%.

During the six-months ended June 30, 2011, the purchases and sales trades executed, as well as the principal payments received, were as follows:

	RMBS	CMBS
Purchases	$45,315	$—
Sales/Maturities	49,951	223,378
Principal payments received	37,003	40,350

During the three months ended June 30, 2011, we exercised a pre-existing right to convert one of our loans into a CMBS in order to maximize the liquidity of our investment.  We therefore reclassified the loan, which had a carrying amount of $176.6 million, from loans held for investment to mortgage-backed securities, available-for-sale, at fair value and recognized an unrealized gain of $7.9 million.

During the three and six months ended June 30, 2011, we sold various CMBS positions with aggregate gross proceeds of $176.5 million ($38.9 million after repaying the related financing) and $211.6 million ($74.0 million after repaying related financing), respectively, which generated gains of approximately $4.0 million and $9.9 million, respectively. Additionally, $5.6 million and $11.8 million of our CMBS portfolio matured as of the three and six months ended June 30, 2011.

From inception in 2009 through the first two quarters of 2010, a portion of our CMBS portfolio was designated as held-to-maturity. However, during the third quarter of 2010 our investment strategy with respect to these securities changed, and we no longer intended to hold them to maturity. As a result, we reclassified these securities to available-for-sale and recorded an unrealized gain in connection with this reclassification of approximately $10.3 million.

As of June 30, 2011, 100%, of the CMBS are variable rate and pay interest at LIBOR plus a weighted average spread of 1.72%.  As of December 31, 2010, 5.0% of the CMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 1.30%.

Subject to certain limitations on durations, we have allocated an amount to invest in RMBS that cannot exceed 10% of our total assets. We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.4 million for the six-months ended June 30, 2011, which has been recorded as an offset to interest income in the accompanying consolidated statement of operations. As of June 30, 2011, approximately $79.8 million, or 99.3%, of the RMBS are variable rate and pay interest at LIBOR plus a weighted average spread of 0.27%. As of December 31, 2010, approximately $120.7 million, or 98.5%, of the RMBS were variable rate and pay interest at LIBOR plus a weighted average spread of 0.31%.  We purchased all of the RMBS at a discount that will be accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of these discounts.

The following table presents the gross unrealized losses and estimated fair value of our securities that are in an unrealized loss position as of June 30, 2011 and December 31, 2010.

As of June 30, 2011	Estimated Fair Value	Unrealized Losses
CMBS	$14,108	$(643)
RMBS	34,826	(1,936)
Total	$48,934	$(2,579)

As of December 31, 2010	Estimated Fair Value	Unrealized Losses
CMBS	$19,023	$(683)
RMBS	25,729	(797)
Total	$44,752	$(1,480)

As of June 30, 2011, there were 14 securities with unrealized losses.  We considered whether any of these unrealized losses were an OTTI.  As a result of this evaluation, for the three months ended June 30, 2011, we recorded OTTI related to five securities (with a fair value of $15.5 million) of $1.3 million, bringing the OTTI for the six months ended June 30, 2011 to $1.7 million, in the accompanying Condensed Consolidated Statement of Operations.  As of June 30, 2011, these five securities had credit ratings ranging from B+ to CCC.  We determined that substantially all of this OTTI resulted from a reduction in the expected future cash flows due to credit losses.  We further determined that none of the nine remaining securities were other-than-temporarily impaired, considering a number of factors in our conclusion, including that we did not intend to sell any individual security, it was not considered more likely than not that we would be forced to sell any individual security prior to recovering our amortized cost, and the existence of no material credit events that would have caused us to otherwise conclude that we would not recover our cost. In addition, unrealized losses for each of these securities had existed for less than 12 months and the fair values were less than 5% below their respective amortized cost balances.

4. Loans

Our investments in mortgages and loans held-for-investment are accounted for at amortized cost and the loans held-for-sale are accounted for the lower of cost or fair value, unless we elect to record such loans at fair value. The following table summarizes our investments in mortgages and loans by subordination class as of June 30, 2011 and December 31, 2010:

June 30, 2011	Carrying Value	Face Amount	Weighted Average Coupon	Weighted Average Life (years)
First mortgages	$754,236	$770,636	7.9%	3.7
Subordinated mortgages (1)	495,171	549,820	7.3%	4.7
Mezzanine loans	589,636	612,862	8.3%	3.3
Total loans held for investment	1,839,043	1,933,318
First mortgages held for sale	296,672	287,533	5.8%	7.4
Loans held in securitization trust	50,327	50,708	5.0%	3.9
Total Loans	$2,186,042	$2,271,559

December 31, 2010	Carrying Value	Face Amount	Weighted Average Coupon	Weighted Average Life (years)
First mortgages	$757,684	$797,154	6.9%	3.3
Subordinated mortgages (1)	406,410	465,929	6.6%	4.9
Mezzanine loans	66,689	67,883	10.8%	4.8
Total loans held for investment	1,230,783	1,330,966
First mortgages held for sale	144,163	143,901	5.7%	4.9
Loans held in securitization trust	50,297	50,738	5.0%	4.2
Total Loans	$1,425,243	$1,525,605

(1)         Subordinated mortgages includes (i) subordinated mortgages that we retain after having sold first mortgage positions related to the same collateral, (ii) B-Notes, and (iii) subordinated loan participants.

As of June 30, 2011, approximately $765.2 million, or 35.0% of the loans are variable rate and pay interest at LIBOR plus a weighted average spread of 4.77%.  Of the approximately $765.2 million of floating rate loans, $635.3 million pay interest using 1-Month LIBOR and $129.9 million pay interest using 3-Month LIBOR.  As of December 31, 2010, approximately $332.7 million, or 23.3% of the loans are variable rate and pay interest at LIBOR plus a weighted average spread of 2.3%.  Of the approximately $332.7 million of floating rate loans, $211.5 million pay interest using 1-Month LIBOR and $121.2 million pay interest using 3-Month LIBOR.

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

Our evaluation process as described above produces an internal risk rating of between 1 and 5, which is a weighted average of the numerical ratings in the following categories: (i) sponsor capability and financial condition, (ii) loan and collateral performance relative to underwriting, (iii) quality and stability of collateral cash flows, and (iv) loan structure. We utilize the overall risk ratings as a concise means to monitor any credit migration on a loan as well as on the whole portfolio.  While the overall risk rating is not the sole factor we use in determining whether a loan is impaired, a loan with a higher overall risk rating would tend to have more adverse indicators of impairment, and therefore would be more likely to experience a credit loss.

The rating categories generally include the characteristics described below, but these are utilized as guidelines and therefore not every loan will have all of the characteristics described in each category:

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

•                  Loan structure - Loan-to-collateral value ratio (“LTV”) does not exceed 65%.  The loan has structural features that enhance the credit profile.

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

As of June 30, 2011, the risk ratings by class of loan were as follows:

	Balance Sheet Classification
	Loans Held for Investment			Loans Held for Sale	Loans Held in Securitization Trust
Risk Rating Category	First Mortgages	Subordinated Mortgages	Mezzanine Loans	First Mortgages	Loans held in Securitization Trust	Total
1	$85,011	$—	$—	$—	$—	$85,011
2	144,719	132,344	162,602	87,801	50,327	577,793
3	490,697	309,664	403,594	208,871	—	1,412,826
4	33,809	53,163	23,440	—	—	110,412
5	—	—	—	—	—	—
	$754,236	$495,171	$589,636	$296,672	$50,327	$2,186,042

After reviewing our expected cash flows and risk ratings for each loan as described above, we concluded that no allowance for loan losses was necessary as of June 30, 2011 and December 31, 2010.

For the six months ended June 30, 2011, we originated and acquired loans (including loans held-for-sale) as follows:

Balance December 31, 2010	$1,425,243
Acquisitions/Origination	1,173,926
Additional fundings	18,070
Capitalized Interest	2,229
Loans sold	(134,408)
Loan maturities	(138,761)
Transfer out	(176,635)
Principal repayments	(9,386)
Discount/premium amortization	11,670
Unrealized foreign currency remeasurement gain	5,140
Unrealized gain on loans held for sale at fair value	8,954
Balance June 30, 2011	$2,186,042

As disclosed above, we acquired or originated $1.2 billion in loans during the six months ended June 30, 2011, which included (i) a $165.5 million origination of a first mortgage loan, mezzanine loan and corporate loan on a portfolio of six full service hotels located throughout California; (ii) an acquisition of  90% interest in a $188 million (face amount) mezzanine loan collateralized by an ownership interest in a portfolio of 10 office buildings in Northern Virginia for $156.5 million; (iii) an acquisition of a $137.8 million (face amount) mezzanine loan tranche collateralized by ownership interests in 28 hotels located throughout the U.S. for $127.1 million; and (iv) an origination of a $175.0 first mortgage collateralized by a furniture showroom located in North Carolina.

5. Other Investments

In January 2010, we committed $6.3 million to acquire a 5.6% interest in a privately-held limited liability company formed to acquire assets of a commercial real estate debt management and servicing business primarily for the opportunity to participate in debt opportunities arising from the venture’s special servicing business (the “Participation Right”). In May 2010, we made an additional $3.4 million commitment to the venture to maintain at least a 5% ownership and its corresponding Participation Right. Because we do not have control or significant influence over the venture, the investment is accounted for under the cost method. As of June 30, 2011, we had funded $7.2 million of our commitment. A member of our Board of Directors has a $50 investment in the same venture.

Through June 30, 2011, we had purchased a total of $12.0 million ($9.0 million of which was purchased during the six months ended June 30, 2011) of publicly traded equity securities that are classified as available-for-sale and carried at fair value with changes in fair value recorded to other comprehensive income (loss). For the three and six months ended June 30, 2011, we had an unrealized loss of $1.3 million and $0.8 million, respectively related to this investment, and recognized dividend income of $0.3 million and $0.4 million, respectively included as a component of other income in the condensed consolidated statements of income. The equity securities have been in a loss position less than 12 months.

On June 23, 2011, we acquired a subordinated participation in a mezzanine loan for $25.5 million, the impact of which was immaterial to earnings for the three and six months ended June 30, 2011.

6. Secured Financing Agreements

On March 31, 2010, Starwood Property Mortgage Sub-1, L.L.C. (“SPM Sub-1”), our indirect wholly-owned subsidiary, entered into a Master Repurchase and Securities Contract (the “Wells Repurchase Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Wells Repurchase Agreement is secured by approximately $390.8 million of the diversified loan portfolio purchased from Teachers Insurance and Annuity Association of America on February 26, 2010 (“the TIAA Portfolio”). The Wells Repurchase Agreement provides for asset purchases of up to $172.3 million. Advances under the Wells Repurchase Agreement accrue interest at a per annum pricing rate equal to the sum of one-month LIBOR plus the pricing margin of 3.0%. In the event (as such term is defined in the Wells Repurchase Agreement) occurs and is continuing, amounts borrowed may become due and payable and interest accrues at the default rate, which is equal to the pricing rate plus 4.0%. The maturity date of the Wells Repurchase Agreement is May 31, 2013. The Wells Repurchase Agreement allowed for advances through May 31, 2010.  As of June 30, 2011, $172.3 million was outstanding under the Wells Repurchase Agreement and the carrying value of the pledged collateral was $249.5 million. The Trust guarantees the obligations of SPM Sub-1 under the Wells Repurchase Agreement up to a maximum liability of 25% of the then currently outstanding repurchase price of all purchased assets.

On August 6, 2010, Starwood Property Mortgage Sub-2, L.L.C. (“SPM Sub-2”), our indirect wholly-owned subsidiary, entered into a second Master Repurchase and Securities Contract (the “Second Wells Repurchase Agreement”) with Wells Fargo. The Second Wells Repurchase Agreement is being used by SPM Sub-2 to finance the acquisition or origination of commercial mortgage loans (and participations therein) and mezzanine loans. The Second Wells Repurchase Agreement provides for asset purchases of up to $350 million.  Advances under the Second Wells Repurchase Agreement accrue interest at a per annum pricing rate equal to the sum of one-month LIBOR plus a margin of between 1.75% and 6.0% depending on the type of asset being financed. If an event of default (as such term is defined in the Second Wells Repurchase Agreement) occurs and is continuing, amounts borrowed may become due and payable immediately and interest accrues at the default rate, which is equal to the pricing rate plus 4.0%. The initial maturity date of the Second Wells Repurchase Agreement is August 6, 2013, subject to two one-year extension options, each of which may be exercised by us upon the satisfaction of certain conditions. The Trust guarantees the obligations of SPM Sub-2 under the Wells Repurchase Agreement up to a maximum liability of either 25% or 100% of the then currently outstanding repurchase price of purchased assets, depending upon the type of asset being financed. As of June 30, 2011, $241.3 million was outstanding under the Second Wells Repurchase Agreement and the carrying value of the pledged collateral was $350.9 million.

On December 2, 2010, Starwood Property Mortgage Sub-3, L.L.C. (“SPM Sub-3”), our indirect wholly-owned subsidiary, entered into a Master Repurchase Agreement (the “Goldman Repurchase Agreement”) with Goldman Sachs Mortgage Company. The Goldman Repurchase Agreement will be used to finance the acquisition or origination by SPM Sub-3 of commercial mortgage loans that are eligible for CMBS securitization. The Goldman Repurchase Agreement provides for asset purchases of up to $150 million. The Trust guarantees the obligations of SPM Sub-3 under the Goldman Repurchase Agreement up to a maximum liability of 25% of the then currently outstanding repurchase price of all purchased loans.  Advances under the Goldman Repurchase Agreement accrue interest at a per annum pricing rate equal to the sum of one-month LIBOR plus a margin of between 1.95% and 2.25% depending on the loan-to-value ratio of the purchased mortgage loan. If an event of default (as such term is defined in the Goldman Repurchase Agreement) occurs and is continuing, amounts borrowed may become due and payable immediately and interest accrues at the default rate, which is equal to the pricing rate plus 2.0%.  The maturity date of the Goldman Repurchase Agreement is December 3, 2012. As of June 30, 2011, $83.9 million was outstanding under the Goldman Repurchase Agreement and the carrying value of the pledged collateral was $113.8 million.

On March 18, 2011, Starwood Property Mortgage, L.L.C. (“SPM”), an indirect wholly-owned subsidiary of the Trust, entered into a third Master Repurchase and Securities Contract with Wells Fargo (“the Wells RMBS Repurchase Agreement”).  The Wells RMBS Repurchase Agreement is being used by SPM to finance the acquisition and ownership of RMBS and provides for asset purchases up to $100.0 million. Advances under the Wells RMBS Repurchase Agreement generally accrue interest at a per annum pricing rate equal to one-month LIBOR plus a margin of 1.5%.  If an event of default (as such term is defined in the Wells RMBS Repurchase Agreement) occurs and is continuing, amounts borrowed may become due and payable immediately and interest accrues at the default rate, which is equal to the pricing rate plus 4.0%.  The facility is scheduled to terminate on March 16, 2012 but can be extended subject to certain conditions.  The Trust has guaranteed the obligations of SPM under the Wells RMBS Repurchase Agreement.  As of June 30, 2011, $58.5 million was outstanding and the carrying value of the RMBS collateral was $78.3 million.

On June 30, 2011, Starwood Property Mortgage Sub-4, L.L.C. (“SPM Sub-4”) and Starwood Property Mortgage Sub-4-A, L.L.C. (“SPM Sub-4-A”), our indirect wholly-owned subsidiaries, entered into a Mortgage Loan Purchase Agreement (the “Deutsche Repurchase Agreement”) with Deutsche Bank AG, Cayman Islands Branch. The Deutsche Repurchase Agreement provides for asset purchases of up to $150 million. The Trust has guaranteed the obligations of SPM Sub-4 and SPM Sub-4-A under the  Deutsche Repurchase Agreement up to a maximum liability of the sum of (a) the greater of (i) 25% of the then currently outstanding repurchase price of all purchased loans, and (ii) $20,000,000, plus (b) all obligations associated with hedging.  Advances under the Deutsche Repurchase Agreement accrue interest at a pricing rate equal to the sum of one-month LIBOR plus a margin of between 1.85% and 2.5% depending on the property type and loan-to-value ratio of the purchased mortgage asset. If an event of default (as such term is defined in the Deutsche Repurchase Agreement) occurs and is continuing, amounts borrowed may become due and payable immediately and interest accrues at the default rate, which is equal to the pricing rate plus 4.0%.  The maturity date of the Deutsche Repurchase Agreement is June 30, 2012 with two one-year extension options, subject to satisfaction of certain conditions. As of June 30, 2011, there were no borrowings under the Deutsche Repurchase Agreement.

On June 28, 2011, SPT Rosslyn Holdings, L.L.C. (“SPT Rosslyn”), our indirect wholly-owned subsidiary, entered into a Master Repurchase Agreement (“the Second Deutsche Repurchase Agreement “) with Deutsche Bank AG, New York Branch (“Deutsche NY”).  In connection with the Second Deutsche Repurchase Agreement, SPT Rosslyn transferred assets to Deutsche NY, with such transfer providing access to repurchase borrowings of up to $117.4 million.  Interest on these borrowings accrues at a pricing rate equal to one-month LIBOR plus a margin of between 3.5% and 5.0%, depending on the loan-to-value.  If an event of default (as such term is defined in the Second Deutsche Repurchase Agreement) occurs and is continuing, amounts borrowed may become due and payable immediately and interest accrues at the default rate, which is equal to the pricing rate plus 5.0%.  As of June 30, 2011, SPT Rosslyn had borrowed $20.1 million under this facility and the carrying value of the pledged collateral was $159.4 million.  The borrowing matures in May 2012.  The Trust has guaranteed the obligations of SPT Rosslyn under the Second Deutsche Repurchase Agreement.

Under the Wells Repurchase Agreement, the Second Wells Repurchase Agreement, the Goldman Repurchase Agreement, the Wells RMBS Repurchase Agreement, the Deutsche Repurchase Agreement, and the Second Deutsche Repurchase Agreement, the counterparty retains the sole discretion over both whether to purchase the loan or security from us and, subject to certain conditions, the market value of such loan or security for purposes of determining whether we are required to pay margin to the counterparty.

On December 3, 2010, SPT Real Estate Sub II, LLC (“SPT II”), our wholly-owned subsidiary, entered into a term loan Credit Agreement (the “BAML Credit Agreement”) with Bank of America, N.A. (“Bank of America”) as administrative agent and as lender, and us and certain of our subsidiaries as guarantors. The BAML Credit Agreement provides for loans of up to $121.7 million. The initial draw under the BAML Credit Agreement was used, in part, to partially finance the acquisition of a senior secured note due March 15, 2015 in the amount of $205.0 million (the “Purchased Note”) from Bank of America. The Purchased Note is due from certain special purpose entities that were formed to hold substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties.

Advances under the BAML Credit Agreement accrue interest at a per annum rate based on LIBOR or a base rate, at the election of SPT II. The margin can vary between 2.35% and 2.50% over LIBOR, and between 1.35% and 1.50% over base rate, based on the performance of the assets securing the Purchased Note. The initial maturity date of the BAML Credit Agreement is November 30, 2013, subject to a 12 month extension option, exercisable by SPT II upon satisfaction of certain conditions set forth in the BAML Credit Agreement. Bank of America retains the sole discretion, subject to certain conditions, over the market value of collateral assets for purposes of determining whether we are required to pay margin to Bank of America. As of June 30, 2011, $121.7 million was outstanding under the BAML Credit Agreement. The carrying value of the CMBS pledged as collateral under the Credit agreement was $185.7 million as of June 30, 2011.  If an event of default (as such term is defined in the BAML Credit Agreement) occurs and is continuing, amounts borrowed may become due and payable immediately and interest would accrue at an additional 2% per annum over the applicable rate.

The following table sets forth our five-year principal repayments schedule for the secured financings assuming no defaults or expected extensions, which excludes the collateralized debt obligation in securitization trust.

2011	$289,655
2012	165,331
2013	242,682
2014	—
2015 and thereafter	—
Total	$697,668

Secured financing maturities in 2011 primarily relate to $63.3 million of financings on the TIAA portfolio, $139.8  and $83.9 million on the Wells Repo II and Goldman Repo related to loans expected to be sold into securitizations in 2011 and $2.7 million of financing on the BAML Facility. The financing of the TIAA portfolio and BAML Credit Agreement generally require principal to be paid down prior to facilities’ respective maturities if and when we receive principal payments on the loan assets, or sell the loan assets, that we have pledged as collateral.

7. Securitization/Sale and Financing Arrangements

As more fully discussed in the Form 10-K for the year ended December 31, 2010, the Collateralized debt obligation in securitization trust in the condensed consolidated balance sheets relates to two contributed loans that we securitized in a structure that did not qualify for sale treatment under GAAP. As of June 30, 2011, the balance of the loans pledged to the securitization trust was $50.3 million and the related liability of the securitization trust was $53.6 million.

During the second quarter of 2011, we sold a loan to an independent third party for gross proceeds of $78.4 million.  Effective control of the loan was surrendered in the transaction and it was therefore treated as sale for GAAP, resulting in a gain of $3.4 million.

During the first quarter of 2011, we contributed three loans to a securitization trust for approximately $56 million in gross proceeds.  Effective control of the loans was surrendered in the loan transfer and it was therefore treated as a sale under GAAP, resulting in a gain of $1.9 million.

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

In connection with our repurchase agreements, we have entered into five interest rate swaps that have been designated as cash flow hedges of the interest rate risk associated with forecasted interest payments. As of June 30, 2011, the aggregate notional amount of our interest rate swaps designated as cash flow hedges of interest rate risk totaled $284.5 million.  Under these agreements, we will pay fixed monthly coupons at a fixed rates ranging from 0.722% to 2.228% of the notional amount to the counterparty and receive floating rate LIBOR. Our interest rate swaps designated as cash flow hedges of interest rate risk have maturities ranging from November 2012 to November 2015.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2011 we recorded $0 and $45, respectively, as hedge ineffectiveness in earnings, which is included in interest expense on the condensed consolidated statements of income. During the three and six months ended June 30, 2010, the Company recorded no hedge ineffectiveness in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the associated variable-rate debt. Over the next twelve months, we estimate that an additional $1.5 million will be reclassified as an increase to interest expense.  We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of 53 months.

Non-designated Hedges

Derivatives not designated as hedges are derivatives that do not meet the criteria for hedge accounting under GAAP or for which we have not elected to designate as hedges.  We do not use these derivatives for speculative purposes, rather we use them to manage our exposure to foreign exchange rates, interest rate changes, and certain credit spreads.  Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

During 2010, we entered into a series of forward contracts whereby we agree to sell an amount of GBP for an agreed upon amount of USD at various dates through October of 2013.  These forward contracts were executed to economically fix the USD amount of GBP-denominated cash flows expected to be received by us related to our GBP-denominated loan investment.  During the first six months of 2011, we entered into a series of forward contracts whereby we agree to sell an amount of EUR for an agreed upon amount of USD at various dates through June of 2014.  These forward contracts were executed to economically fix the USD amount of EUR-denominated cash flows expected to be received by us related to our mezzanine loan in Germany.  As of June 30, 2011, we had 12 foreign exchange forward derivatives to sell GBP with a total notional amount of GBP 99.5 million and 17 foreign exchange forward derivatives to sell EUR with a total notional amount of EUR 68.8 million that were not designated as hedges in qualifying hedging relationships.

During 2010 and 2011, we entered into several interest rate swaps that were not designated as hedges.  Under these agreements, we pay fixed monthly coupons at fixed rates ranging from 0.716% to 3.613% of the notional amount to the counterparty and receive floating rate LIBOR.  These interest rate swaps are used to limit the price exposure of certain assets due to changes in benchmark USD-LIBOR swap rates from which the pricing of these assets is derived.  As of June 30, 2011, the aggregate notional amount of these interest rate swaps totaled $425.9 million. Changes in the fair value of these interest rate swaps are recorded directly in earnings.

During the six months ended June 30, 2011 we entered into a series of derivatives that are intended to hedge against increases in market credit spreads of commercial mortgage-backed securities.  Such movements would have a negative impact on the proceeds we expect to receive from contributing loans into commercial mortgage loan securitizations.  The aggregate notional amount of the derivatives is $153 million and they mature between July 2011 and December 2011.  Under the terms of the contract, a market credit spread index was defined at the contract’s inception by reference to a portfolio of specific independent CMBS.  To the extent the referenced credit spread index increases, our counterparty pays us.  To the extent the referenced credit spread index decreases, we pay our counterparty.  We pay/receive approximately every 30 days based upon the movement in the referenced index during such period.  The net gain from inception through June 30, 2011 was $2.4 million and we were due $2.7 million as of June 30, 2011.  As movements in the referenced index are settled each month, the $2.7 million receivable as of June 30, 2011 is considered to be a reasonable estimate of the contract’s fair value as of that date.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of June 30, 2011 and December 31, 2010.

Tabular Disclosure of Fair Values of Derivative Instruments

	Derivatives in an Asset Position				Derivatives in a Liability Position
	As of June 30, 2011		As of December 31, 2010		As of June 30, 2011		As of December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps	Derivative Assets	$26	Derivative Assets	$89	Derivative Liabilities	$1,620	Derivative Liabilities	$1,714
Total derivatives designated as hedging instruments		$26		$89		$1,620		$1,714
Derivatives not designated as hedging instruments
Interest rate swaps	Derivative Assets	$608	Derivative Assets	$248	Derivative Liabilities	4,893	Derivative Liabilities	$303
Foreign exchange contracts	N/A	—	N/A	—	Derivative Liabilities	$13,413	Derivative Liabilities	$7,383
Credit spread derivatives	Derivative Assets	$2,772	N/A	—	N/A	—	N/A	—
Total derivatives not designated as hedging instruments		$3,380		$248		$18,306		$7,686

Cash flow hedges impact for the three months ended June 30, 2011:

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate Swaps	$1,183	Interest Expense	$619	Interest Expense	$—

Cash flow hedges impact for the three months ended June 30, 2010:

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of gain recognized in income on derivative (ineffective portion)	Amount of gain recognized in income on derivative (ineffective portion)
Interest Rate Swaps	$1,782	Interest Expense	$580	Interest Expense	$—

Cash flow hedges impact for the six months ended June 30, 2011:

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate Swaps	$1,215	Interest Expense	$1,203	Interest Expense	$45

Cash flow hedges impact for the six months ended June 30, 2010:

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of gain recognized in income on derivative (ineffective portion)	Amount of gain recognized in income on derivative (ineffective portion)
Interest Rate Swaps	$1,902	Interest Expense	$580	Interest Expense	$—

Non-Designated derivatives impact for the three months ended June 30, 2011 and June 30, 2010:

Derivatives Not Designated	Location of Gain/(Loss) Recognized in Income on	Amount of Gain/(Loss) Recognized in Income on Derivative
as Hedging Instruments	Derivative	2011	2010
Interest Rate Swaps	Realized/unrealized gain(loss) on interest rate hedges	$(7,863)	$—
Foreign Exchange Contracts	Realized/unrealized gain(loss) on currency hedges	$(2,244)	$—
Credit Spread Derivative	Realized/unrealized gain(loss) on credit spread hedges	$1,900	$—

Non-Designated derivatives impact for the six months ended June 30, 2011 and June 30, 2010:

Derivatives Not Designated	Location of Gain/(Loss) Recognized in Income on	Amount of Gain/(Loss) Recognized in Income on Derivative
as Hedging Instruments	Derivative	2011	2010
Interest Rate Swaps	Realized/unrealized gain(loss) on interest rate hedges	$(6,786)	$—
Foreign Exchange Contracts	Realized/unrealized gain(loss) on currency hedges	$(6,249)	$—
Credit Spread Derivative	Realized/unrealized gain(loss) on credit spread hedges	$1,471	$—

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

As of June 30, 2011 the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $22.5 million. As of June 30, 2011, we had posted collateral of $6.2 million related to these agreements. If we had breached any of these provisions at June 30, 2011, we could have been required to settle our obligations under the agreements at their termination liability value of $22.5 million.

9. Related-Party Transactions

We entered into a management agreement with the Manager upon closing of our IPO, which provides for an initial term of three years with automatic one-year extensions thereafter unless terminated as described below. Under the management agreement, the Manager, subject to the oversight of our board of directors, is required to manage our day-to-day activities, for which the Manager receives a base management fee and is eligible for an incentive fee and stock awards. The Manager is also entitled to charge us for certain expenses incurred on our behalf, as described below.

Base Management Fee.    The base management fee is 1.5% of our stockholders’ equity per annum and calculated and payable quarterly in arrears in cash. For purposes of calculating the management fee, our stockholders’ equity means: (a) the sum of (1) the net proceeds from all issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (2) our retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (b) any amount that we pay to repurchase our common stock since inception. It also excludes (1) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, and (2) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, in each case after discussions between the Manager and our independent directors and approval by a majority of our independent directors. As a result, our stockholders’ equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements.

For the three and six month period ended June 30, 2011, approximately $5.8 and $10.9 million was incurred for base management fees, respectively, of which $5.9 million was payable at June 30, 2011.  For the three and six month period ended June 30, 2010, approximately $3.5 million and $6.9 million was incurred for base management fees, respectively, of which $3.5 million was payable at June 30, 2010.

Incentive Fee.    From August 17, 2009 (the effective date of the management agreement), the Manager is entitled to be paid the incentive fee described below with respect to each calendar quarter (or part thereof that the management agreement is in effect) if (1) our Core Earnings (as defined below) for the previous 12-month period (or part thereof that the management agreement is in effect) exceeds an 8% threshold, and (2) our Core Earnings for the 12 most recently completed calendar quarters (or part thereof that the management agreement is in effect) is greater than zero.

The incentive fee will be an amount, not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) our Core Earnings (as defined below) for the previous 12-month period (or part thereof that the management agreement is in effect), and (ii) the product of (A) the weighted average of the issue price per share of our common stock of all of our public offerings multiplied by the weighted average number of all shares of common stock outstanding (including any restricted stock units, any restricted shares of common stock and other shares of common stock underlying awards granted under our equity incentive plans) in such previous 12-month period (or part thereof that the management agreement is in effect), and (B) 8%, and (2) the sum of any incentive fee paid to the Manager with respect to the first three calendar quarters of such previous 12-month period (or part thereof that the management agreement is in effect). One half of each quarterly installment of the incentive fee is payable in shares of our common stock so long as the ownership of such additional number of shares by the Manager would not violate the 9.8% stock ownership limit set forth in our articles of incorporation, after giving effect to any waiver from such limit that our Board of Directors may grant in the future. The remainder of the incentive fee is payable in cash. The number of shares to be issued to the Manager is equal to the dollar amount of the portion of the quarterly installment of the incentive fee payable in shares divided by the average of the closing prices of our common stock on the New York Stock Exchange for the five trading days prior to the date on which such quarterly installment is paid.

Core Earnings is a non-GAAP financial measure. We calculate Core Earnings as GAAP net income (loss) excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization of real estate (to the extent that we own properties), any unrealized gains, losses or other non-cash items recorded in net income for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount is adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges as determined by the Manager and approved by a majority of our independent directors.

As of December 31, 2010 the incentive fee payable to the Manager was approximately $1.2 million.  For the three and six month period ended June 30, 2011, approximately $0.4 million and $0.8 million was incurred for the incentive fee, respectively, of which $1.6 million was payable at June 30, 2011 and included in related party payable in the condensed consolidated balance sheets.  During the quarter ended June, 30, 2011, we paid the manager $0.4 million of the incentive fee earned, 50% in cash and the remaining 50% in stock (refer to Note 10 for share information) for the portion of the accrued incentive fee relating to the earnings which are above the 8% hurdle described above.

Expense Reimbursement.    We are required to reimburse the Manager for operating expenses incurred by the Manager on our behalf.  In addition, pursuant to the terms of the management agreement, we are required to reimburse the Manager for the cost of legal, tax, consulting, auditing and other similar services rendered for us by the Manager’s personnel provided that such costs are no greater than those that would be payable if the services were provided by an independent third party. The expense reimbursement is not subject to any dollar limitations but is subject to review by our independent directors. For the three and six months ended June 30, 2011, approximately $1.0 million and $1.8 million was incurred, respectively, for executive compensation and other reimbursable expenses of which approximately $0.7 million was payable as of June 30, 2011.  For the three and six months ended June 30, 2010, approximately $0.5 million and $0.8 million was incurred, respectively, for executive compensation and other reimbursable expenses of which approximately $0.5 million was payable as of June 30, 2010.

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

On August 17, 2009, we sold 47,575,000 shares of our common stock (including 1,000,000 shares sold to an entity controlled by Starwood Capital Group pursuant to a simultaneous private placement) in our IPO at an offering price of $20 per share.

In December 2010, we completed a follow-on offering of 23,000,000 shares of our common stock at a price of $19.73 per share.

In May 2011, we completed another follow-on offering of 22,000,000 shares of our common stock at a price of $21.67 per share.

Our Board of Directors declared a dividend of $0.44 per share of common stock for the quarter ended June 30, 2011 on May 9, 2011.  The dividend was paid on July 15, 2011 to common stockholders of record on June 30, 2011.

Equity Incentive Plans

We have reserved an aggregate of 3,112,500 shares of common stock for issuance under the Starwood Property Trust, Inc. Equity Plan and Starwood Property Trust, Inc. Manager Equity Plan and an additional 100,000 shares of common stock for issuance under the Starwood Property Trust, Inc. Non-Executive Director Stock Plan. These plans provide for the issuance of restricted stock or restricted stock units. The holders of awards of restricted stock or restricted stock units will be entitled to receive dividends or “distribution equivalents,” which will be payable at such time dividends are paid on our outstanding common shares.

We granted each of our four independent directors 2,200 restricted shares concurrently with our IPO, with a total fair value of approximately $175. The grants vest ratably in three annual installments on each of the first, second, and third anniversaries of the grant date, respectively, subject to the director’s continued service. In addition, effective August 19, 2010, we granted each of our four independent directors an additional 1,000 restricted shares, with a total fair value of approximately $75. The grant will vest in one annual installment on the first anniversary of the grant, subject to the director’s continued service. For the three and six months ended June 30, 2011, approximately $33 and $66 was included in general and administrative expense, respectively, related to the grants.  For the three and six months ended June 30, 2010, approximately $11 and $22 was included in general and administrative expense, respectively, related to the grants.

In August 2009, we granted 1,037,500 restricted stock units with a fair value of approximately $20.8 million at the grant date to the Manager under the Manager Equity Plan. The grants vest ratably in quarterly installments over three years beginning on October 1, 2009, with 86,458 shares vesting each quarter, respectively. In connection with the supplemental equity offering in December 2010, we granted 1,075,000 restricted stock units with a fair value of approximately $21.8 million at the grant date to the Manager under the Manager Equity Plan. The grants vest ratably in quarterly installments over three years beginning on March 31, 2011, with 89,583 shares vesting each quarter. For the three and six months ended June 30, 2011, approximately 176,041 and 352,082 shares have vested, respectively, and approximately $3.5 million and $7.3 million has been included in management fees related to these grants.  For the three and six months ended June 30, 2010, approximately $1.3 million and $2.9 million has been included in management fees related to these grants.

In May 2011, we issued 9,021 shares of common stock to the Manager at a price of $22.08 per share. The shares were issued to the Manager as part of the incentive compensation due to the Manager under the Management Agreement, see Note 9.

We granted 5,000 restricted stock units with a fair value of $100 to an employee under the Starwood Property Trust, Inc. Equity Plan in August 2009. The award was scheduled to vest ratably in quarterly installments over three years beginning on October 1, 2009. Upon the departure of this employee in July, 2010, we issued 1,250 shares of our common stock relating to the vested portion of the award, while the remaining 3,750 unvested units were forfeited.  In February 2011, we granted 11,082 restricted stock units with a fair value of $250 to an employee under the Starwood Property Trust, Inc. Equity Plan.  The award vests ratably in quarterly installments over three years beginning on March 31, 2011.  For the three and six months ended June 30, 2011, 923 and 1,847 shares have vested, respectively, and approximately $21 and $29, respectively, was included in general and administrative expense related to the grants.  For the three and six months ended June 30, 2010, approximately $8 and $16 was included in general and administrative expense related to these grants.

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants to Independent Directors	Restricted Stock Unit Grants to Employees	Restricted Stock Unit Grants to Manager	Total
Balance as of December 31, 2010	10,601	—	1,680,208	1,690,809
Granted	—	11,082	—	11,082
Vested	(733)	(1,847)	(352,082)	(354,662)
Forfeited	—	—	—	—
Balance as of June 30, 2011	9,868	9,235	1,328,126	1,347,229

Vesting Schedule

	Restricted Stock Grants to Independent Directors	Restricted Stock Unit Grants to Employees	Restricted Stock Unit Grants to Manager	Total
2011 (remainder of)	6,200	1,847	352,084	360,131
2012	2,935	3,694	617,709	624,338
2013	733	3,694	358,333	362,760
Total	9,868	9,235	1,328,126	1,347,229

11. Net Income per Share

Net income per share for the three and six month periods ended June 30, 2011, is computed as follows (amounts in thousands except share and per share):

	Three-Months Ended June 30, 2011	Six-Months Ended June 30, 2011
Basic and Diluted:
Net income attributable to Starwood Property Trust, Inc.	$32,424	$63,871
Weighted average number of shares of common stock outstanding	82,078,525	76,606,442
Basic net income (loss) per share	$0.40	$0.83
Weighted average number of diluted shares outstanding (1)	83,639,365	78,252,582
Diluted net income per share	$0.39	$0.82

(1) The weighted average number of diluted shares outstanding includes the impact of (i) unvested restricted stock units totaling 1,347,229 and 790,675 as of June 30, 2011 and 2010, respectively, and (ii) 38,591 shares that would hypothetically be issuable as part of the incentive fee payable to the Manager if we assume that June 30, 2011 was the end of the measurement period.

Net income per share for the three and six month periods ended June 30, 2010, is computed as follows (amounts in thousands except share and per share):

	Three-Months Ended June 30, 2010	Six-Months Ended June 30, 2010
Basic and Diluted:
Net income attributable to Starwood Property Trust, Inc.	$10,849	$16,790
Weighted average number of shares of common stock outstanding	47,749,705	47,706,032
Basic net income (loss) per share	$0.23	$0.35
Weighted average number of diluted shares outstanding (1)	48,626,300	48,626,300
Diluted net income per share	$0.22	$0.35

(1) The weighted average number of diluted shares outstanding includes the impact of unvested restricted stock units totaling 1,347,229 and 790,675 as of June 30, 2011 and 2010, respectively, and (ii) 38,591 shares that would hypothetically be issuable as part of the incentive fee payable to the Manager if we assume that June 30, 2011 was the end of the measurement period.

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

Level I - Quoted prices in active markets for identical assets or liabilities.

Level II - Prices are determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing a security. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others.

Level III - Prices are determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment) unobservable inputs may be used. Unobservable inputs reflect our own assumptions about the factors that market participants would use in pricing an asset or liability, and would be based on the best information available.

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

The following table presents the Company’s financial instruments carried at fair value on a recurring basis in the consolidated balance sheet as of June 30, 2011:

	Fair Value at Reporting Date Using Inputs:
	June 30, 2011
	Total	Level I	Level II	Level III

Loans held-for-sale at fair value	$296,672			$296,672
Available-for-sale debt securities:
Residential-mortgage-backed securities	82,959		$82,959
Commercial-mortgage-backed securities	199,804		199,804
Total available-for-sale debt securities	282,763	—	282,763	—
Available-for-sale equity securities:
Real estate industry	11,123	$11,123	—	—
Total available-for-sale equity securities:	11,123	11,123	—	—
Total investments:	590,558	11,123	282,763	296,672
Derivative Assets:
Interest rate contracts	634		634
Credit contracts	2,772		2,772
Derivatives Liabilities:
Interest rate contracts	(6,513)		(6,513)
Foreign exchange contracts	(13,413)		(13,413)
Total Derivatives:	(16,520)	—	(16,520)	—
Total:	$574,038	$11,123	$266,243	$296,672

The changes in investments classified as Level III are as follows for the six-months ended June 30, 2011.

Fair Value Measurements Using Significant Unobservable Inputs

(Level III)

Beginning balance, January 1, 2011	$144,163
Loans held-for-sale, at fair value:
Purchases	—
Originations	110,431
Transfer in	3,000
Sales	(56,312)
Settlements	(18)
Net increase on assets	57,101
Gain (loss) on loans held-for-sale, at fair value:
Unrealized gain on assets	3,187
Realized gain on assets	1,914
Other	(119)
Net gain on assets	4,982
Balance, as of March 31, 2011	206,246
Loans held-for-sale, at fair value:
Purchases	—
Originations	159,670
Transfer in	—
Sales	(78,361)
Settlements	—
Net increase on assets:	81,309
Gain (loss) on loans held-for-sale, at fair value:
Unrealized gain on assets	5,767
Realized gain on assets	3,350
Other	—
Net gain on assets	9,117
Ending balance, as of June 30, 2011	$296,672

The following table presents the Company’s financial instruments carried at fair value on a recurring basis in the consolidated balance sheet as of December 31, 2010:

	Fair Value at Reporting Date Using Inputs:
	December 31, 2010
	Total	Level I	Level II	Level III
Available-for-sale debt securities:
Residential-mortgage-backed securities	$122,525		$122,525
Commercial-mortgage-backed securities	275,155		275,155
Loans held-for-sale at fair value	144,163			$144,163
Total available-for-sale debt securities:	541,843	—	397,680	144,163
Available-for-sale equity securities:
Real estate industry	8,177	$8,177	—	—
Total available-for-sale equity securities:	8,177	8,177	—	—
Total available-for-sale securities:	550,020	8,177	397,680	144,163
Derivative Assets:
Interest rate contracts	337		337
Credit contracts	—		—
Derivatives Liabilities:
Interest rate contracts	(2,017)		(2,017)
Foreign exchange contracts	(7,383)		(7,383)
Total Derivatives	(9,063)	—	(9,063)	—
Total:	$540,957	$8,177	$388,617	$144,163

The changes in investments classified as Level III are as follows for the year ended December 31, 2010:

Beginning balance - January 1, 2010	$—
Purchases of loans held-for-sale at fair value	144,163
Ending balance - December 31, 2010	$144,163

During the six months ended June 30, 2011, we originated various loans that we intend to sell in the short-term. At the time of the origination, we elected to account for these loans at fair value. The associated interest rate and credit spread derivatives were not designated as hedging instruments for accounting purposes. As a result, changes in the fair value of these derivatives are reported in current earnings. It is expected that changes in the fair value of the held-for-sale loans, which will also be recorded through earnings as a result of our fair value election, will materially offset the changes in the fair value of the interest rate and credit spread derivatives. The unpaid principal balance on the loans was $287.5 million at June 30, 2011.

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

The following table presents the fair value of our financial instruments not carried at fair value on the condensed consolidated balance sheet:

	Fair Value as of June 30, 2011	Fair Value as of December 31, 2010
Financial Instruments not carried at Fair Value:
Loans	$1,874,697	$1,319,979
Other Investments	$32,754	$6,000
Financial Liabilities:
Secured financing agreements	$752,361	$637,499

13. Commitments and Contingencies

At the time of our IPO in 2009, the underwriters for the IPO agreed to defer and condition the receipt of a portion of their underwriting fees on our future achievement of certain minimum investment returns. Similarly, at the time of the IPO the Manager agreed to pay to the underwriters a separate portion of the underwriting fees on our behalf, with our reimbursement of the Manager of those amounts conditioned upon our achievement of the same investment returns. In the absence of the achievement of such investment returns, we would not pay the underwriters the deferred portion of the underwriting fees nor would the Manager be reimbursed for the portion of the underwriting fees that it paid on our behalf.  Specifically, pursuant to the IPO underwriting agreement among the underwriters, the Manager and us, we are required to pay to the underwriters $18.1 million of underwriting fees if during any full four calendar quarter period during the 24 full calendar quarters after the consummation of the IPO our Core Earnings for any such four-quarter period exceeds the product of (x) the weighted average of the issue price per share of all public offerings of our common stock, multiplied by the weighted average number of shares outstanding (including any restricted stock units, any restricted shares of common stock and any other shares of common stock underlying awards granted under our equity incentive plans) in such four-quarter period and (y) 8%.  Additionally, because at the time of our IPO the Manager paid $9.1 million of underwriting fees on our behalf, pursuant to our management agreement with our Manager, we agreed to reimburse the Manager for such payments to the extent the same 8% performance threshold was exceeded.  For the four calendar quarter period ended March 31, 2011 we exceeded the threshold and therefore paid $27.2 million related to these contingent arrangements during the second quarter of 2011.  Prior to 2011, we had recorded a deferred liability and an offsetting reduction to additional paid-in-capital for the full $27.2 million based upon actual and forecasted operating results at the time.

As of June 30, 2011, we had unfunded commitments totaling $2.4 million related to an investment (See Note 5).

On July 2, 2010, we closed on a 50% participation in a $138 million renovation loan for the Hyatt Regency New Orleans. The six year loan is expected to be advanced over a 12-month period and has an 11% coupon rate. Our share of the loan is $69 million. As of June 30, 2011 our unfunded obligation related to this loan was approximately $26.4 million, which is expected to be funded over the next three months.

During the quarter ended June 30, 2011, we closed on five loans with future funding commitments.  The total future funding commitments of $50.2 million relate to leasing commissions and tenant improvements to the extent new leases on the underlying collateral are signed.

Management is not aware of any other contractual obligations, legal proceedings, or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on our financial statements.

14. Subsequent Events

On August 2, 2011, our Board of Directors declared a dividend of $0.44 per share of common stock for the quarter ended September 30, 2011.  The dividend is payable on October 14, 2011 to common shareholders of record on September 30, 2011.

Beginning in mid-July, 2011 there were several material developments in the commercial mortgage-backed securitization market, including: (i) sharp increases in the bond credit spreads being demanded by investors in new issuances, (ii) an overall declining trend in the secondary trading prices of securitized mortgage backed securities, and (iii) escalating investor concerns surrounding the integrity of the credit ratings process for commercial mortgage-backed securities exacerbated by Standard & Poor’s recent withdrawal of its rating for the GS Mortgage Securities Trust 2011-GC4 securitization transaction. As a result of these market developments, we estimate that the fair value of our held for sale loans declined from June 30, 2011 by approximately $7 million through July 31, 2011.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the information included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

Starwood Property Trust, Inc. (together with its subsidiaries, “we” or “the Company”) is a Maryland corporation that commenced operations on August 17, 2009 upon completion of its initial public offering. We are focused on originating, investing in, and financing and managing commercial mortgage loans and other commercial real estate debt investments, commercial mortgage-backed securities (“CMBS”), and other commercial real estate-related debt investments. In addition, we also invest in residential mortgage loans and residential mortgage-backed securities (“RMBS”). We collectively refer to commercial mortgage loans, other commercial real estate debt investments, CMBS, and other commercial real estate-related debt investments as our target assets.  We may invest in commercial properties subject to net leases.

Our objective is to provide attractive risk adjusted returns to our investors over the long term, primarily through dividends and secondarily through capital appreciation.  In order to achieve these objectives, we are focusing on asset selection and the relative value of various sectors within the debt market to construct a diversified investment portfolio designed to produce attractive returns across a variety of market conditions and economic cycles.  We employ leverage, to the extent available, to fund the acquisition of our target assets, increase potential returns to our stockholders and meet our return objectives. Leverage can be either direct by utilizing private third party financing, or indirect through originating, acquiring, or retaining subordinated mortgages, B-notes, subordinated loan participations or mezzanine loans.  Under our current repurchase agreements and bank credit facility, our total leverage may not exceed 75%, excluding the impact of consolidating any variable interest entities pursuant to GAAP.

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

Recent Developments

Beginning in mid-July, 2011 there were several material developments in the commercial mortgage-backed securitization market, including (i) sharp increases in the bond credit spreads being demanded by investors in new issuances, (ii) an overall declining trend in the secondary trading prices of securitized mortgage backed securities, and (iii) escalating investor concerns surrounding the integrity of the credit ratings process for commercial mortgage-backed securities exacerbated by Standard &Poor’s recent withdrawal of its rating for the GS Mortgage Securities Trust 2011-GC4 securitization transaction. As a result of these market developments, we estimate that the fair value of our held for sale loans declined from June 30, 2011 by approximately $7 million through July 31, 2011 [may need to be closer to filing date].

Three months ended June 30, 2011

Our significant activities for the three months ended June 30, 2011 included the following:

•                  originating or acquiring $809.3 million of investments, bringing our net investments made since inception to $2.5 billion.  Of the $809.3 million, $783.8 million represents new loan investments, including the following: (i) an acquisition of a $137.8 million (face amount) mezzanine loan tranche collateralized by ownership interests in 28 hotels located throughout the U.S. for $127.1 million; and (ii) an origination of a $175.0 first mortgage collateralized by a furniture showroom located in North Carolina.

•                  completing another follow-on equity offering of 22,000,000 shares of our common stock at a price of $21.67 per share, which generated $476.7 million in proceeds;

•                  selling various CMBS positions which generated aggregate proceeds of $176.5 million ($38.9 million after repaying the related financing) and gains of $4.0 million; and

•                  securing two new financing facilities that have added $267.4 million of borrowing capacity.

Three Months Ended March 31, 2011

Our significant activities for the three months ended March 31, 2011 included the following:

•                  originating or acquiring $457.1 million of investments, which included (i) a $165.5 million originated first mortgage loan, mezzanine loan and corporate loan on a portfolio of six full service hotels located throughout California; (ii) an acquisition of  90% interest in a $188 million (face amount) mezzanine loan collateralized by an ownership interest in a portfolio of 10 office buildings in Northern Virginia for $156.5 million;

•                  contributing loans into a securitization generating $54.4 million in proceeds and an aggregate gain of $1.9 million; and

•                  securing a financing facility that added $100 million in borrowing capacity.

Our investment portfolio is comprised of the following at June 30, 2011:

	Property Type	Carrying Value	Face Amount	% Owned	Financing	Net Investment	Vintage
Loan Originations	Assorted	$1,290,508	$1,288,713	100%	$378,866	$911,642	2009 - 2011
Loan Acquisitions	Assorted	895,534	982,846	100%	192,307	703,227	1999 - 2007
CMBS—AFS	Assorted	199,804	215,348	100%	121,650	78,154	2005 - 2010
RMBS—AFS	Residential	82,959	99,747	100%	58,491	24,468	2003 - 2007
Other Investments	Assorted	43,877	44,720	100%	—	43,877	N/A
		$2,512,682	$2,631,374		$751,314	$1,761,368

Our loan and mortgage backed securities portfolio at June 30, 2011 and December 31, 2010, is diversified by property type and U.S. geographic region as follows:

Collateral Property Type	As of June 30, 2011	As of December 31, 2010	Geographic Location	As of June 30, 2011	As of December 31, 2010
Hospitality	43.8%	40.4%	Northeast	11.8%	10.9%
Industrial	4.5%	5.1%	Mid-Atlantic	13.6%	9.4%
Office	27.0%	19.6%	Southeast	21.0%	11.5%
Retail	17.5%	23.8%	Southwest	4.6%	8.5%
Residential	1.2%	6.9%	Midwest	15.7%	23.5%
Other	0.0%	1.6%	West	23.6%	19.8%
Mixed Use	6.0%	2.6%	International	9.7%	16.4%
	100.0%	100.0%		100.0%	100.0%

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

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements.  This update revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The update will be effective for the Company on January 1, 2012, early adoption is prohibited, and the amendments will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  We do not believe that the adoption of this standard will have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement:  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This update amends the existing fair value guidance to improve consistency in the application and disclosure of fair value measurements in U.S. GAAP and International Financial Reporting Standards.  ASU 2011-04 provides certain clarifications to the existing guidance, changes certain fair value principles, and enhances disclosure requirements.  The update will be effective for the Company on January 1, 2012, early adoption is prohibited, and the amendments will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  We have not completed our evaluation as to whether the adoption of this standard will have a material impact on our financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.  Prior to the issuance of ASU 2011-05, existing GAAP allowed three alternatives for presentation of other comprehensive income (“OCI”) and its components in financial statements.  ASU 2011-05 removes the option to present the components of OCI as part of the statement of changes in equity.  In addition, ASU 2011-05 requires consecutive presentation of the statement of operations and OCI and presentation of reclassification adjustments on the face of the financial statements from OCI to net income.  These changes apply to both annual and interim financial statements commencing, with retrospective application, for the fiscal periods beginning after December 15, 2011, with early adoption permitted.  We do not believe that the adoption of this standard will have a material impact on our financial position or results of operations.

Results of Operations

Net income attributable to Starwood Property Trust, Inc. for the three and six months ended June 30, 2011 was approximately $32.4 million and $63.9 million, respectively or $0.40 and $0.83 per weighted average share of basic common stock ($0.39 and $0.82 diluted) respectively, up from $10.9 million and $16.8 million, respectively, or $0.23 and $0.35 per weighted average share of basic common stock ($0.22 and $0.35 diluted) respectively for the same periods in 2010.  For the three and six months ended June 30, 2011, net interest margin increased by approximately $23.1 million and $43.0 million from the prior comparable periods, resulting from increases in interest income of $26.8 million and $52.4 million, respectively, and increases in interest expense of $3.6 million and $9.4 million, respectively.  The increase in net interest margin is primarily due to increased investment activity.  From June 30, 2010 to June 30, 2011, investments in loans increased by $1.3 billion, other investments increased $35.4 million and MBS securities decreased by $34.7 million.  The increase in interest expense resulted from the five new financing facilities entered into since June 30, 2010, with a resulting increase in the secured financing balance outstanding totaling $248.1 million.  As of June 30, 2011, our target portfolio of investments was generating a weighted average levered return of 11.8% and the weighted average cost of the secured financings was 4.1%.

For the three and six months ended June 30, 2011, non-investment expenses increased by $6.5 million and $11.3 million, respectively, from the same periods in 2010.  The year over year period increases were due to increases in the base management fee of $2.4 million and $4.0 million, accrued incentive fee of $0.3 million and $1.6 million, stock compensation expense of $2.2 million and $4.5 million, and general and administrative expenses of $1.3 million and $1.7 million, respectively.  The increase in the base management fee was due primarily to our supplemental equity raises in December 2010 with net proceeds of $434.6 million and May 2011 with net proceeds of $475.9 million.  In connection with the December 2010 supplemental equity raise, the Manager was granted an additional 1,075,000 restricted stock units, resulting in higher stock compensation expense in the subsequent periods.  Lastly, the increase in general and administrative expense is primarily attributed to increased professional fees, such as legal, audit and consulting, in connection with growing the investment portfolio.

For the three and six months ended June 30, 2011, we had realized gains from the sale of investments of $7.8 million and $ 15.9 million, of which $4.3 million and $10.5 million related to the sale of MBS securities and $3.5 million and $5.4 million related to the sale of loans.  Unrealized gains from loans held-for-sale of $5.8 million and $9.0 million, and foreign currency remeasurement gain of $1.2 million and $5.2 million, respectively, were offset by unrealized losses on derivatives of $5.4 million and $7.8 million. For the three and six months ended June 30, 2011, we also had OTTI charges of $1.3 million and $1.7 million, respectively, related to RMBS securities and realized losses on derivatives of $2.9 million and $3.8 million, respectively.

Cash Flows

Cash and cash equivalents decreased by $130.1 million from the year ended December 31, 2010.  The decrease resulted from cash used in operating activities of $92.1 million and investing activities of $564.3 million, offset by cash provided from financing activities of $526.3 million.

Net cash used in operating activities for the six months ended June 30, 2011 of approximately $92.1 million, includes $270.1 million for the origination of loans held-for-sale and $139.8 million in proceeds from the sale of loans held for sale. The net income for the period was approximately $65.0 million. The adjustments for non-cash charges, including stock-based compensation, incentive fee stock compensation, amortization of deferred loan fees and discounts, amortization of deferred financing costs, amortization of net discount on MBS and amortization of premium from collateralized debt obligations decreased cash by $10.0 million. The net change in operating assets and liabilities increased cash flows from operating activities by approximately $3.4 million. This amount is comprised of an $17.7 million increase in cash attributable to accounts payable, accrued expenses, related party payable and other liabilities, and a decrease of nearly $14.3 million from accrued interest receivable and other assets. The net change in unrealized gains on loans held-for-sale and the remeasurement gain on foreign currency denominated assets of $14.1 million was offset by a net unrealized loss on interest rate, credit spread and currency hedges of approximately $7.8 million. Additionally, we recognized realized gains of $10.3 million from the sale of available-for-sale securities and $5.4 million from the sale of loans available-for-sale.  Lastly, for the six months ended June 30, 2011, we had OTTI charges on our RMBS securities of $1.7 million.

Net cash used in investing activities for the six months ended June 30, 2011 totaled $564.3 million and related primarily to the acquisition and origination of new loans held-for-investment of $921.9 million, new mortgage-backed securities of $92.6 million, other investments of $34.2 million and purchased interest of approximately $0.7 million offset by proceeds received from the sale of MBS of $283.8 million, principal repayments on loans and MBS of $9.4 million and $77.4 million, respectively, MBS maturities of $11.8 million, loan maturities of $100.1 million and proceeds from the sale of other investments of $2.8 million.

Net cash provided by financing activities for the six months ended June 30, 2011 related primarily to borrowings from our secured financing facilities of $778.8 million and gross proceeds from our common stock offering of $476.7 million, offset by dividend payments to our shareholders of $59.6 million, repayments on borrowings of $631.8 million, payment of underwriting costs of $28.1 million, distributions to non-controlling interests of $9.3 million and the payment of deferred financing costs of $0.5 million.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet our cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make new investments where appropriate, make any distributions to our stockholders, and other general business needs. We use cash to purchase or originate our target assets, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations. We closely monitor our liquidity position and believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations for at least the next 12 months. Our primary sources of liquidity are as follows:

Cash Generated from Operating the Business

Cash from operations is generally comprised of interest income from our investments, net of any associated financing expense, principal repayments from our investments, net of associated financing repayments, proceeds from the sale of investments, and changes in working capital balances.  Prior to the end of 2011, we expect to receive $126.4 million from scheduled loan maturities, of which $126.2 million is expected to be received in the third quarter of 2011 and the remaining $0.2 million in the fourth quarter of 2011.

Cash and Cash Equivalents

As of June 30, 2011, we had cash and cash equivalents of $96.7 million.

Potential Liquidation of Certain RMBS and CMBS Positions

Subject to limitations on durations, we have allocated an amount to invest in RMBS which is not to exceed 10% of our total assets. As of June 30, 2011, our investments in RMBS and CMBS are classified as available-for-sale and had a fair value of $83.0 million and $199.8 million, respectively.

Borrowings under Various Financing Arrangements

We utilize a variety of financing arrangements to finance certain assets. We generally utilize four types of financing arrangements:

(1) Repurchase Agreements:    Repurchase agreements effectively allow us to borrow against loans and securities that we own. Under these agreements, we sell our loans and securities to a counterparty and agree to repurchase the same loans and securities from the counterparty at a price equal to the original sales price plus an interest factor. The counterparty retains the sole discretion over both whether to purchase the loan and security from us and, subject to certain conditions, the market value of such loan or security for purposes of determining whether we are required to pay margin to the counterparty. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, we would be required to repay any amounts borrowed in excess of the product of (i) the revised market value multiplied by (ii) the applicable advance rate. During the term of a repurchase agreement, we receive the principal and interest on the related loans and securities and pay interest to the counterparty. As of June 30, 2011, we have entered into six separate repurchase agreements, with details referenced in the table provided below. The initial term of two of these repurchase agreements is subject to further extension. However, we must satisfy certain conditions at or prior to the time of such extension.

(2) Bank Credit Facilities:    We use bank credit facilities (including term loans and revolving facilities) to finance our assets. These financings may be collateralized or non-collateralized and may involve one or more lenders. Credit facilities typically have maturities ranging from two to five years and may accrue interest at either fixed or floating rates. On December 3, 2010, we entered into a term loan credit agreement with Bank of America to finance the acquisition of a $205.0 million participation in a senior secured note, due from certain special purpose entities that were formed to hold substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties. The initial term of our bank facility is subject to further extension based upon the satisfaction of certain conditions at or prior to the time of such extension. Bank of America retains the sole discretion, subject to certain conditions, over the market value of such note for purposes of determining whether we are required to pay margin to the Bank of America.

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

As more fully discussed in the Form 10-K for the year ended December 31, 2010, the collateralized debt obligation in securitization trust in the condensed consolidated balance sheets relates to two contributed loans that we securitized in a structure that did not qualify for sale treatment under GAAP. As of June 30, 2011, the balance of the loans pledged to the securitization trust was $50.3 million and the related liability of the securitization trust was $53.6 million.

During the first quarter of 2011, we contributed three loans with a carrying value of approximately $54 million to a securitization trust and received approximately $56 million in proceeds.  Effective control of the loans was surrendered and the loan sale qualified for sale treatment under GAAP, resulting in a realized gain of approximately $1.9 million.

During the second quarter of 2011, we sold a loan to an independent third party for gross proceeds of $78.4 million.  Effective control of the loan was surrendered in the transaction and it was therefore treated as sale for GAAP, resulting in a gain of $3.4 million.

Summary of Financing Facilities as of June 30, 2011:

	Wells Fargo I	Wells Fargo II	Goldman Sachs	Bank of America	Wells Fargo RMBS	Deutsche Bank I	Deutsche Bank II
Facility Type	Repurchase	Repurchase	Repurchase	Bank Credit Facility	Repurchase	Repurchase	Repurchase
Revolver	No	Yes	Yes	No	Yes	Yes	Yes
Eligible Assets	Identified Loans	Identified Loans	Identified Loans	Single Borrower Secured Note	Identified RMBS	Identified Loans	Single Borrower Secured Note
Initial Maturity	May-13	Aug-13	Dec-12	Nov-13	Mar-12	Jun-12	May-12
Extended Maturity(a)	N/A	Aug-15	N/A	Nov-14	N/A	Jun-14	N/A
Pricing	LIBOR + 3%	LIBOR + 1.75% to 6%	LIBOR +1.95% to 2.25%	LIBOR + 2.35% to 2.5%	LIBOR + 1.5%	LIBOR + 1.85% to 2.5%	LIBOR + 3.5% to 5%
Minimum Loss to Trigger a Margin Call	(b)	(b)	(e)	$0	$250,000	$250,000	$0
Maximum Advance Rate on Collateral	(c)	75%	80%	(c)	(d)	85%	75%
Pledged Asset Carrying Value	$249,464	$350,940	$113,803	$185,695	$78,343	$0	$159,413
Maximum Facility Size	$172,254	$350,000	$150,000	$121,648	$100,000	$150,000	$117,383
Outstanding Balance	$172,254	$241,344	$83,876	$121,648	$58,493	$0	$20,053
Undrawn Capacity	$0	$108,656	$66,124	$0	$41,507	$150,000	$97,330

(a) Subject to certain conditions as defined in facility agreement.

(b) 35 bps of aggregate outstanding principal amount.

(c) Effectively not applicable as of June 30, 2011 as there was no longer any borrowing capacity available.

(d) There is no defined maximum advance rate under this facility. The advance rates are determined separately for each repurchase transaction.

(e) Margin deficit exists if the aggregate repurchase price exceeds the aggregate sum for all assets of the product of (i) the advance rate for each asset multiplied by (ii) its fair value.

Summary of Total Financing Facility Ending Balances as of June 30, 2011:

Aggregate Pledged Asset Carrying Value	$1,137,658
Aggregate Maximum Facility Size	$1,161,285
Less: Aggregate Outstanding Balance	$(697,668)
Aggregate Undrawn Capacity	$463,617

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

The amount of leverage we deploy for particular investments in our target assets depends upon the Manager’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial and residential mortgage markets, our outlook for the level, slope, and volatility of interest rates, the credit quality of our assets, the collateral underlying our assets, and our outlook for asset spreads relative to the LIBOR curve. Under our current repurchase agreements and bank credit facility, our total leverage may not exceed 75%, as adjusted to remove the impact of the consolidation of variable interest entities pursuant to GAAP.

Contractual Obligations and Commitments

Contractual obligations as of June 30, 2011 are as follows (amounts in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Secured financings, including interest payable(a)	$722,362	$409,218	$313,144	$—	$—
Liabilities of securitization trust	60,703	2,757	5,698	52,248	—
Loan funding obligations	76,580	55,250	21,330	—	—
Venture investment funding obligation	2,445	2,445	—	—	—
Total	$862,090	$469,670	$340,172	$52,248	$—

(a) For borrowings with variable interest rates, we used the rates in effect as of June 30, 2011 to determine the future interest payment obligations.

The table above does not include amounts due under our management agreement or derivative agreements as those contracts do not have fixed or determinable payments. Refer to footnotes 8 and 9 for obligations related to these agreements.

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2011, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities.

Dividends

On August 2, 2011, our Board of Directors declared a dividend of $0.44 per share of common stock for the quarter ended September 30, 2011.  The dividend is payable on October 14, 2011 to common stockholders of record on September 30, 2011.

Non-GAAP Financial Measures

Core Earnings is a non-GAAP financial measure. We calculate Core Earnings as GAAP net income (loss) excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization of real estate (to the extent that we own properties), any unrealized gains, losses or other non-cash items recorded in net income for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount is adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges as determined by the Manager and approved by a majority of our independent directors.

We believe that Core Earnings provides an additional measure of our core operating performance by eliminating the impact of certain non-cash expenses and facilitating a comparison of our financial results to those of other comparable REITs with fewer or no non-cash charges and comparison of our own operating results from period to period. Our management uses Core Earnings in this way, and also uses Core Earnings to compute the incentive fee due under our management agreement. We believe that our investors also use Core Earnings or a comparable supplemental performance measure to evaluate and compare our performance and its peers, and as such, we believe that the disclosure of Core Earnings is useful to (and expected by) our investors.

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

Our Core Earnings for the three months and six months ended June 30, 2011 were approximately $36.1 million and $67.5 million, respectively, or $0.43 and $0.86 per weighted average share, diluted. The table below provides a reconciliation of net income to Core Earnings for this period:

June 30, 2011 Reconciliation of Net Income to Core Earnings:

	Three Months Ended June 30, 2011	Per Diluted Share	Six Months Ended June 30, 2011	Per Diluted Share
Net income attributable to Starwood Property Trust, Inc	$32,424	$0.39	$63,871	$0.82
Add back: Non-cash stock-based compensation	3,556	0.04	7,441	0.10
Subtract: Unrealized F/X gain	(1,174)	(0.01)	(5,158)	(0.07)
Add back: Unrealized loss on derivatives	5,403	0.06	7,819	0.10
Add back: Management incentive fee	320	0.00	746	0.00
Subtract: Unrealized gain on loans held for sale at fair value	(5,767)	(0.07)	(8,954)	(0.11)
Add back: Other-than-temporary impairment	1,295	0.02	1,729	0.02
	$36,057	$0.43	$67,494	$0.86

Our Core Earnings for the three months and six months ended June 30, 2010 were approximately $12.5 million and $20.0 million, respectively, or $0.26 and $0.41 per weighted average share, diluted. The table below provides a reconciliation of net income to Core Earnings for this period:

June 30, 2010 Reconciliation of Net Income to Core Earnings:

	Three Months Ended June 30, 2010	Per Diluted Share	Six Months Ended June 30, 2010	Per Diluted Share
Net income attributable to Starwood Property Trust, Inc.	$10,849	$0.22	$16,790	$0.35
Add back: non-cash stock-based compensation	1,346	0.04	2,906	0.06
Add back: net unrealized foreign currency loss	298	0.00	298	0.00
Core Earnings	$12,493	$0.26	$19,994	$0.41

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

Credit Risk

We are subject to varying degrees of credit risk in connection with our investments. While we do not expect to encounter significant credit risk in our Agency RMBS assets, we have exposure to credit risk on the loan assets and underlying mortgage loans in our non-Agency RMBS and CMBS portfolios as well as other assets. The Manager seeks to manage credit risk by performing deep credit fundamental analysis of potential assets. Credit risk is also addressed through the Manager’s on-going surveillance, and investments are monitored for variance from expected prepayments, defaults, severities, losses and cash flow on a monthly basis.

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

At June 30, 2011, the S&P ratings of our MBS portfolio were as follows:

S&P Rating	Carrying Value	Percentage
AAA	$6,346	2.2%
AA+	193	0.1%
A	177	0.1%
BBB+	418	0.1%
BBB	234	0.1%
BB+	127	0.1%
BB	14,446	5.1%
BB-	3,340	1.2%
B+	10,420	3.7%
B	8,559	3.0%
B-	18,230	6.5%
CCC	18,474	6.5%
CCC-	11,057	3.9%
CC	954	0.3%
D	4,093	1.4%
Not Rated	185,695	65.7%
Total MBS	$282,763	100.0%

At June 30, 2011, we had holdings of one security with an aggregate carrying value of $185.7 million that was not rated; however, the estimated underlying loan-to-value ratio was approximately 32%.

At December 31, 2010, the S&P ratings of our MBS portfolio were as follows:

S&P Rating	Carrying Value	Percentage
AAA	$215,722	54.1%
AA+	324	0.1%
AA-	43	0.0%
A	255	0.1%
BBB	5,369	1.4%
BBB-	1,693	0.4%
BB+	24,947	6.3%
BB	48,232	12.1%
BB-	8,563	2.2%
B+	19,565	4.9%
B	5,573	1.4%
B-	36,059	9.1%
CCC+	4,288	1.1%
CCC	14,503	3.6%
CCC-	10,640	2.7%
CC	700	0.2%
D	1,204	0.3%
Total MBS	$397,680	100.0%

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we expect to finance the acquisition of our target assets through financings in the form of warehouse facilities, bank credit facilities (including term loans and revolving facilities), resecuritizations, securitizations and repurchase agreements. We mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap agreements. Interest rate swap agreements are intended to serve as a hedge against future interest rate increases on our borrowings and assets.

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

Our analysis of risks is based on the Manager’s experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by the Manager may produce results that differ significantly from the estimates and assumptions used in our models and the projected results.

Prepayment Risk

Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, causing the return on certain investments to be less than expected. As we receive prepayments of principal on our assets, any premiums paid on such assets are amortized against interest income. In general, an increase in prepayment rates accelerates the amortization of purchase premiums, thereby reducing the interest income earned on the assets. Conversely, discounts on such assets are accreted into interest income. In general, an increase in prepayment rates accelerates the accretion of purchase discounts, thereby increasing the interest income earned on the assets.

Extension Risk

The Manager computes the projected weighted-average life of our assets based on assumptions regarding the rate at which the borrowers will prepay the mortgages or extend. If prepayment rates decrease in a rising interest rate environment or extension options are exercised, the life of the fixed-rate assets could extend beyond the term of the secured debt agreements. This could have a negative impact on our results from operations. In some situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

Fair Value Risk

The estimated fair value of our investments fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the estimated fair value of the fixed-rate investments would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of the fixed-rate investments would be expected to increase. As market volatility increases or liquidity decreases, the fair value of our assets may be adversely impacted. If we are unable to readily obtain independent pricing to validate our estimated fair value of the securities in our portfolio, the fair value gains or losses recorded and/or disclosed may be adversely affected.

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

As of June 30, 2011, we had $129.9 million of GBP-denominated loan investments (using the June 30, 2011 spot rate of 1.6055). During 2010, we entered into a series of forward contracts whereby we agree to sell an amount of GBP for an agreed-upon amount of USD at various dates through October 2013. These forward contracts were executed to fix the USD amount of GBP-denominated cash flows we expect to receive from our GBP-denominated loans. As of June 30, 2011, we had 12 such foreign exchange forward contracts with a total notional value of USD $159.8 million (using the June 30, 2011 spot rate of 1.6055).

As of June 30, 2011, we had $71.3 million of EUR-denominated loan investments (using the June 30, 2011 spot rate of 1.45). During the first six months of 2011, we entered into a series of forward contracts whereby we agree to sell an amount of EUR for an agreed upon amount of USD at various dates through June of 2014. These forward contracts were executed to economically fix the USD amount of EUR-denominated cash flows expected to be received by us related to our mezzanine loan in Germany. As of June 30, 2011, we had 17 such foreign exchange forward contracts with a total notional value of USD $99.7 million (using the June 30, 2011 spot rate of 1.45).

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

The following table summarizes the net investment income for a 12 month period and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the LIBOR interest rate, both adjusted for the effects of our interest rate hedging activities (dollars in thousands):

Income (Expense) Subject to Interest Rate Sensitivity	Variable-Rate Investments and Indebtedness	100 Basis Point Increase	100 Basis Point Decrease

Investment income from variable-rate investments (a)	$1,044,835	$11,132	$(2,093)
Investment expense from variable-rate indebtedness (a)	(180,140)	(2,002)	376
Net investment income from variable-rate instruments	$864,695	$9,130	$(1,717)

(a)          Assumed LIBOR rate decrease does not go below 0%.

Assets (Liabilities) Subject to Interest Rate Sensitivity	Fixed-Rate Investments and Indebtedness	100 Basis Point Increase	100 Basis Point Decrease

Fair value of fixed-rate investments	$1,455,622	$(46,801)	$49,901
Fair value of fixed-rate indebtedness	(571,541)	7,823	(8,076)
Net fair value of fixed-rate instruments	$884,081	$(38,978)	$41,825

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

Changes to Internal Control Over Financial Reporting.    No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three-month period ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Removed and Reserved

None.

Item 5.   Other Information

As was previously disclosed, at the 2011 Annual Meeting of Stockholders of the Company held on May 5, 2011, stockholders voted to approve holding an advisory vote on compensation of the Company's named executive officers annually.  In light of this vote, the Company intends to hold future votes on the compensation of the Company's named executive officers on an annual basis until the next required vote on the frequency of such advisory vote.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD PROPERTY TRUST, INC.

Date: August 5, 2011	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: August 5, 2011	By:	/s/ STEW WARD
Stew Ward Chief Financial Officer, Treasurer and Principal Financial Officer

Item 6.    Exhibits.

(a)         Index to Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document