Form 10-Q
period 2011-09-30
STARWOOD PROPERTY TRUST, INC.
filed 2011-11-04
CIK 1465128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of November 3, 2011, was 93,009,460.

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

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands, except share and per share data)

	As of
	September 30, 2011	As of December 31, 2010
Assets:
Cash and cash equivalents	$84,835	$226,854
Receivable for securities sold	—	22,214
Loans held for investment	1,816,047	1,230,783
Loans held for sale at fair value	121,229	144,163
Loans held in securitization trust	50,311	50,297
Mortgage backed securities, available-for-sale, at fair value	352,100	397,680
Other investments	43,515	14,177
Accrued interest receivable	14,066	9,564
Derivative assets	3,649	337
Other assets	11,517	5,336
Total Assets	$2,497,269	$2,101,405
Liabilities and Stockholders’ Equity
Liabilities:
Payable for unsettled securities purchased	$—	$47,178
Accounts payable and accrued expenses	5,182	5,527
Related-party payable	7,754	5,050
Dividends payable	41,556	29,081
Derivative liabilities	21,062	9,400
Secured financing agreements	604,335	579,659
Collateralized debt obligation in securitization trust	53,421	54,086
Deferred offering costs	—	27,195
Other liabilities	7,732	7,000
Total Liabilities	741,042	764,176
Commitments and contingencies (Note 13)
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 93,635,310 issued and 93,293,310 outstanding as of September 30, 2011, and 71,021,342 issued and outstanding as of December 31, 2010	926	706
Additional paid-in capital	1,825,019	1,337,953
Treasury stock (342,000 and - shares as of September 30, 2011 and December 31, 2010 respectively)	(5,981)	—
Accumulated other comprehensive (loss) income	(9,465)	8,203
Accumulated deficit	(54,726)	(19,302)
Total Starwood Property Trust, Inc. Stockholders’ Equity	1,755,773	1,327,560
Noncontrolling interests in consolidated subsidiaries	454	9,669
Total Equity	1,756,227	1,337,229
Total Liabilities and Stockholders’ Equity	$2,497,269	$2,101,405

See notes to condensed consolidated financial statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, amounts in thousands, except share and per share data)

	Three-Months Ended September 30		Nine-Months Ended September 30
	2011	2010	2011	2010
Net interest margin:
Interest income from mortgage-backed securities	$6,195	$6,348	$20,176	$15,382
Interest income from loans	51,879	21,451	125,643	47,777
Interest expense	(7,321)	(4,977)	(21,723)	(9,961)
Net interest margin	50,753	22,822	124,096	53,198
Expenses:
Management fees (including $2,922 and $1,749 for the three-months ended September 30, 2011 and 2010, and $10,268 and $4,617 for the nine-months ended September 30, 2011 and 2010 of non-cash stock-based compensation)	10,004	6,860	29,014	16,622
Acquisition and investment pursuit costs	1,201	(25)	1,820	253
General and administrative (including $69 and $30 for the three-months ended September 30, 2011 and 2010, and $164 and $68 for the nine-months ended September 30, 2011 and 2010 of non-cash stock-based compensation)	2,177	1,800	7,041	4,966
Total expenses	13,382	8,635	37,875	21,841
Income before other income (expense) and income taxes	37,371	14,187	86,221	31,357
Interest income from cash balances	63	233	326	1,073
Other income	975	42	1,422	42
Other-than-temporary impairment (“OTTI”)	(892)	—	(2,621)	—
Gains on sales of investments	4,961	10,016	20,836	10,014
Net realized foreign currency gains	(61)	17	(63)	17
Net gains (losses) on currency hedges	8,617	(5,350)	2,382	(9,044)
Net (losses) on interest rate hedges	(19,171)	—	(25,982)	—
Gains on credit spread hedges	2,259	—	3,730	—
Unrealized losses on loans held for sale at fair value	(10,679)	—	(1,725)	—
Unrealized foreign currency remeasurement (losses) gains	(9,403)	4,306	(4,245)	7,702
Income before income taxes	14,040	23,451	80,281	41,161
Income tax (benefit) provision	(463)	168	741	208
Net Income	14,503	23,283	79,540	40,953
Net income attributable to non-controlling interests	(25)	(600)	(1,191)	(1,480)
Net income attributable to Starwood Property Trust, Inc.	$14,478	$22,683	$78,349	$39,473
Net income per share of common stock:
Basic	$0.16	$0.47	$0.95	$0.83
Diluted	$0.15	$0.47	$0.94	$0.81
Weighted average number of shares of common stock outstanding:
Basic	93,249,249	47,837,616	82,234,976	47,750,058
Diluted	94,596,978	48,626,550	83,755,295	48,626,550

Distributions declared per common share	$0.44	$0.33	$1.30	$0.80

See notes to condensed consolidated financial statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, amounts in thousands, except share and per share data)

	Common Stock		Additional				Accumulated Other Comprehensive	Total Starwood Property Trust, Inc.	Non-
		Par	Paid-In	Treasury Stock		Accumulated	Income	Stockholders’	Controlling	Total
	Shares	Value	Capital	Shares	Amount	Deficit	(Loss)	Equity	Interests	Equity
Balance, January 1, 2010	47,583,800	$476	$895,857	—	$—	$(8,366)	$—	$887,967	$8,068	$896,035

Stock-based compensation	351,084		4,685					4,685		4,685
Net income						39,473		39,473	1,480	40,953
Dividends declared, $0.80 per share						(38,901)		(38,901)		(38,901)
Other comprehensive loss, net							8,604	8,604	1,594	10,198
Contribution from noncontrolling interests									2,580	2,580
Distribution to noncontrolling interests									(896)	(896)
Balance, September 30, 2010	47,934,884	$476	$900,542	—	$—	$(7,794)	$8,604	$901,828	$12,826	$914,654

Balance, January 1, 2011	71,021,342	$706	$1,337,953	—	$—	$(19,302)	$8,203	$1,327,560	$9,669	$1,337,229
Proceeds from public offering of common stock	22,000,000	220	476,520					476,740		476,740
Underwriting and offering costs			(1,092)					(1,092)		(1,092)
Stock-based compensation	550,713		10,432					10,432		10,432
Manager incentive fee paid in stock	63,255		1,206					1,206		1,206
Treasury stock purchased				342,000	(5,981)			(5,981)		(5,981)
Net income						78,349		78,349	1,191	79,540
Dividends declared, $1.30 per share						(113,773)		(113,773)		(113,773)
Other comprehensive loss, net							(17,668)	(17,668)	(1,139)	(18,807)
Distribution to noncontrolling interests									(9,267)	(9,267)
Balance, September 30, 2011	93,635,310	$926	$1,825,019	342,000	$(5,981)	$(54,726)	$(9,465)	$1,755,773	$454	$1,756,227

See notes to condensed consolidated financial statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, amounts in thousands)

	Three-Months Ended September 30		Nine-Months Ended September 30
	2011	2010	2011	2010
Net Income	$14,503	$23,283	$79,540	$40,953
Other comprehensive income (loss):
Change in fair value of cash flow hedges	(17)	(975)	14	(2,297)
Unrealized (loss) gain in fair value of available-for-sale securities	(15,819)	13,116	(11,137)	12,495
Reclassification adjustment for net realized gain on sale of securities	—	—	(10,305)	—
Reclassification for other-than-temporary impairment	892	—	2,621	—
Comprehensive (loss) income	(441)	35,424	60,733	51,151
Less: Comprehensive (loss) income attributable to noncontrolling interests	(25)	(2,194)	(52)	(3,074)
Comprehensive (loss) income attributable to Starwood Property Trust, Inc.	$(466)	$33,230	$60,681	$48,077

See notes to condensed consolidated financial statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Nine-Months Ended September 30, 2011	Nine-Months Ended September 30, 2010
Cash Flows from Operating Activities:
Net Income	$79,540	$40,953
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	2,390	336
Amortization of net discount on mortgage backed securities (MBS)	(12,452)	(4,418)
Amortization of net deferred loan fees and discounts	(18,461)	(3,606)
Amortization of premium from collateralized debt obligations	(665)	—
Stock-based compensation	10,432	4,685
Incentive-fee compensation	1,206	—
Gain on sale of available-for-sale securities	(10,278)	(760)
Gain on sale of loans	(10,337)	(9,253)
Gain on sale of other investments	(27)	—
Unrealized losses on loans held for sale at fair value	1,725	—
Unrealized losses on interest rate hedges	11,099	—
Unrealized gains on credit spread hedges	(161)	—
Unrealized (gains) losses on currency hedges	(2,674)	9,020
Unrealized foreign currency remeasurement loss (gain)	4,245	(7,702)
OTTI	2,621	—
Changes in operating assets and liabilities:
Related-party payable	2,704	1,666
Accrued interest receivable, less purchased interest	(8,034)	(5,465)
Receivable for securities sold	—	(9,828)
Other assets	(6,293)	(186)
Accounts payable and accrued expenses	(345)	1,546
Other liabilities	732	(2,685)
Origination of held for sale loans	(270,066)	—
Proceeds from sale of held for sale loans	294,149	—
Net cash provided by operating activities	$71,050	$14,303
Cash Flows from Investing Activities:
Purchase of mortgage-backed securities	(187,133)	(140,472)
Proceeds from sale of mortgage-backed securities	283,778	25,368
Proceeds from mortgage-backed securities maturities	11,765	—
Mortgage-backed securities principal paydowns	94,827	22,921
Purchase of loans held for investment	(1,018,480)	(801,586)
Loan maturities	264,615	114,717
Proceeds from sale of loans held for investment	5,000	38,164
Loan investment repayments	13,092	10,008
Purchased interest on investments	(915)	(2,789)
Investments in other investments	(37,088)	(15,028)
Proceeds from other investment repayments	235	—
Proceeds from sale of other investments	2,844	—
Net cash used in investing activities	$(567,460)	$(748,697)
Cash Flows from Financing Activities:
Borrowings from secured financing arrangements	1,016,488	283,960
Principal repayments on borrowings	(991,812)	(2,623)
Proceeds from collateralized debt obligations	—	54,305
Payment of deferred financing costs	(2,192)	(2,885)
Proceeds from common stock offering	476,740	—
Payment of underwriting and offering costs	(28,287)	—
Treasury stock purchased	(5,981)	—
Payment of dividends	(101,298)	(28,203)
Contribution from noncontrolling interest owners	—	2,580
Distribution to noncontrolling interest owners	(9,267)	(896)
Net cash provided by financing activities	$354,391	$306,238
Net decrease in cash and cash equivalents	(142,019)	(428,156)
Cash and cash equivalents, beginning of period	226,854	645,129
Cash and cash equivalents, end of period	$84,835	$216,973
Supplemental disclosure of cash flow information:
Cash paid for interest	$19,475	$9,213
Income taxes paid	$1,074	$208
Supplemental disclosure of non-cash investing and financing activity:
Dividends declared, not yet paid	$41,556	$16,047
Unsettled securities purchased	$—	$209
Transfer of CMBS from held-to-maturity to available-for-sale	$—	$259,828

See notes to condensed consolidated financial statements

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2011

(Unaudited)

1. Business and Organization

Starwood Property Trust, Inc. (“the Trust” together with its subsidiaries, “we” or the “Company”) is a Maryland corporation that commenced operations (“Inception”) on August 17, 2009 upon the completion of its initial public offering (“IPO”). We are focused primarily on originating, investing in, financing and managing commercial mortgage loans and other commercial real estate debt investments, commercial mortgage-backed securities and residential mortgage-backed securities. We are externally managed and advised by SPT Management, LLC (the “Manager”).

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

2. Summary of Significant Accounting Policies

Basis of Accounting and Principles of Consolidation

The accompanying consolidated financial statements include our accounts and those of our consolidated subsidiaries. All significant intercompany amounts have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The most significant and subjective estimates that we make include the estimated cash flows that we expect to receive on our investments, which have a significant impact on the amounts of interest income, credit losses (if any), and estimated fair values that we report and/or disclose.  In addition, the estimated fair values of our loan investments are significantly impacted by the rates that we select to discount their respective estimated cash flows.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended December 31, 2010, as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results for the full year.

Segment Reporting

We are a REIT focused on originating and acquiring real estate-related debt investments and currently operate in one reportable segment.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and short-term investments. Short-term investments are comprised of highly liquid instruments with original maturities of three months or less. We maintain our cash and cash equivalents in multiple financial institutions and at times these balances exceed federally insurable limits.

Debt Securities

GAAP requires that at the time of purchase, we designate debt securities as held-to-maturity, available-for-sale, or trading depending on our investment strategy and ability to hold such securities to maturity. Held-to-maturity securities are stated at cost plus any premiums or discounts, which are amortized or accreted through the consolidated statements of operations using the effective interest method.  Securities we (i) do not hold for the purpose of selling in the near-term, or (ii) may dispose of prior to maturity, are classified as available-for-sale and are carried at fair value in the accompanying financial statements.  Unrealized gains or losses on available-for-sale securities are reported as a component of accumulated other comprehensive income in stockholders’ equity. As of September 30, 2011, our commercial mortgage backed securities (“CMBS”) and residential mortgage backed securities (“RMBS”) were classified as available-for-sale.  The classification of each investment involves management judgment, which is subject to change.

When the estimated fair value of a security is less than its amortized cost, we consider whether there is an other-than-temporary impairment (“OTTI”) in the value of the security. An impairment is deemed an OTTI if (i) we intend to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovering our cost basis, or (iii) we do not expect to recover the entire amortized cost basis of the security even if we do not intend to sell the security or believe it is more likely than not that we will be required to sell the security before recovering our cost basis. If the impairment is deemed to be an OTTI, the resulting accounting treatment depends on the factors causing the OTTI. If the OTTI has resulted from (i) our intention to sell the security, or (ii) our judgment that it is more likely than not that we will be required to sell the security before recovering our cost basis, an impairment loss is recognized in current earnings equal to the entire difference between our amortized cost basis and fair value. Whereas, if the OTTI has resulted from our conclusion that we will not recover our cost basis even if we do not intend to sell the security or believe it is more likely than not that we will be required to sell the security before recovering our cost basis, only the credit loss portion of the impairment is recorded in current earnings, and the portion of the loss related to other factors, such as changes in interest rates, continues to be recognized in accumulated other comprehensive income (loss). Determining whether there is an OTTI may require us to exercise significant judgment and make significant assumptions, including, but not limited to, estimated cash flows, estimated prepayments, loss assumptions, and assumptions regarding changes in interest rates. As a result, actual OTTI losses could differ from reported amounts. Such judgments and assumptions are based upon a number of factors, including (i) credit of the issuer or the underlying borrowers, (ii) credit rating of the security, (iii) key terms of the security, (iv) performance of the underlying loans, including debt service coverage and loan-to-value ratios, (v) the value of the collateral for the underlying loans, (vi) the effect of local, industry, and broader economic factors, and (vii) the historical and anticipated trends in defaults and loss severities for similar securities.

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

Loans Held for Sale

Loans that we intend to sell or liquidate in the near-term are classified as held-for-sale and are carried at the lower of amortized cost or fair value, unless we have elected to record any such loans at fair value at the time they were acquired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, Financial Instruments.  Upfront costs and fees related to loans for which the fair value option is elected are recognized in earnings as incurred and not deferred.  See further disclosure regarding loans held for sale in Notes 4 and 12.

Revenue Recognition

Interest income is accrued based on the outstanding principal amount of the investment security or loan and the contractual terms. Discounts or premiums associated with the purchase of an investment security are amortized into interest income as a yield adjustment on the effective interest method, based on expected cash flows through the expected maturity date of the security. For originated loans that we have not elected to record at fair value under FASB ASC 825, origination fees and direct loan origination costs are also recognized in interest income over the loan term as a yield adjustment using the effective interest method.

Upon the repayment or sale of loans or securities, the excess (or deficiency) of net proceeds over the net carrying value of such securities or loans is recognized as a gain (or loss).

Investments in Unconsolidated Entities

We own non-controlling equity interests in various privately-held partnerships and limited liability companies.  We use the cost method to account for our investments when we own five percent or less of, and do not have significant influence over, the investees.  We use the equity method to account for all other non-controlling interests in partnerships and limited liability companies.  Cost method investments are initially recorded at cost and income is recorded when distributions are received.  Equity method investments are initially recorded at cost and subsequently adjusted for our share of income or loss, as well as contributions and distributions.

We also own certain publicly-traded equity securities.  We have virtually no influence over the activities of the respective issuers due to the minimal percentages we own.  These investments are classified as available-for-sale and reported at fair value in the balance sheet, with unrealized gains and losses reported as a component of other comprehensive (loss) income.  Dividends on our available-for-sale equity securities are recorded in the income statement on the record date.

Investments in unconsolidated entities are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods and available information at the time the analyses are prepared.

Securitization/Sale and Financing Arrangements

We periodically sell our financial assets, such as commercial mortgage loans, CMBS and other assets. In connection with these transactions, we may retain or acquire senior or subordinated interests in the related assets. Gains and losses on such transactions are recognized using the guidance in ASC 860-Transfers and Servicing, which is based on a financial components approach that focuses on control. Under this approach, after a transfer of financial assets that meets the criteria for treatment as a sale - legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint, and transferred control - an entity recognizes the financial assets it retains and any liabilities it has incurred, derecognizes the financial assets it has sold, and derecognizes liabilities when extinguished. We determine the gain or loss on sale of mortgage loans by allocating the carrying value of the underlying mortgage between securities or loans sold and the interests retained based on their fair values, as applicable. The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the securities or loans sold.

Acquisition and Investment Pursuit Costs

Costs incurred in connection with acquiring investments, as well in pursuing unsuccessful investment acquisitions and loan originations, are charged to current earnings and not deferred.

Foreign Currency Transactions

Our assets and liabilities denominated in foreign currencies are translated into U.S. dollars using foreign currency exchange rates at the end of the reporting period. Income and expenses are translated at the weighted-average exchange rates for each reporting period. At September 30, 2011 and December 31, 2010, the U.S. dollar was functional currency of all investments denominated in foreign currencies. The effects of translating the assets, liabilities and income of our foreign investments are included in unrealized foreign currency remeasurement (loss) gain in the statements of operations.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of loan investments, CMBS, RMBS, interest receivable, and cash investments. We may place cash investments in excess of insured amounts with high quality financial institutions. We regularly monitor for any credit risk concentrations in our investment portfolio, including evaluating our exposure to various counterparties, markets, property types, contract terms, and other credit metrics.

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

We record all derivatives in the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting under GAAP. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We regularly enter into derivative contracts that are intended to economically hedge certain of our risks, even though the transactions may not qualify for, or we may not elect, hedge accounting. In such cases, changes in the fair value of the derivatives are recorded in earnings.

Deferred Financing Costs

Costs incurred in connection with secured financing are capitalized and amortized over the respective term of the respective facilities as a component of interest expense. As of September 30, 2011 and December 31, 2010, we had approximately $3.9 million and $4.1 million, respectively, of capitalized financing costs, net of amortization. For the three months and nine months ended September 30, 2011, approximately $1.0 million and $2.4 million, respectively, of amortization was included in interest expense.  For the three and nine months ended September 30, 2010, approximately $0.2 and $0.3 million, respectively, of amortization was included in interest expense.

Earnings per share

We calculate basic earnings per share by dividing net income attributable to us for the period by the weighted average of shares of common stock outstanding for that period. Diluted earnings per share takes into effect any dilutive instruments, such as restricted stock and restricted stock units, except when doing so would be anti-dilutive.

Share-based payments

We recognize the cost of share-based compensation and payment transactions using the same expense category as would be charged for payments in cash. The fair value of the restricted stock or restricted stock units granted is recorded to expense on a straight-line basis over the vesting period for the award, with an offsetting increase in stockholders’ equity. For grants to employees and directors, the fair value is determined based upon the stock price on the grant date. For non-employee grants, the fair value is based on the stock price when the shares vest, which requires the amount to be adjusted in each subsequent reporting period based on the fair value of the award at the end of the reporting period until the award has vested.

Income Taxes

We have elected to be taxed as a REIT and intend to comply with the Code with respect thereto. Accordingly, we will not be subject to federal income tax as long as certain asset, income, dividend distribution and stock ownership tests are met. Many of these requirements are technical and complex and if we fail to meet these requirements we may be subject to federal, state, and local income tax and penalties. A REIT’s net income from prohibited transactions is subject to 100% penalty tax. We have two taxable REIT subsidiaries (“the TRSs”) where certain investments may be made and activities conducted that (i) may have otherwise been subject to the prohibition tax and (ii) may not be favorably treated for purposes of complying with the various requirements for REIT qualification.  The income, if any, within the TRSs is subject to federal and state income taxes as a domestic C corporation based upon the TRSs’ net income. For the three and nine months ended September 30, 2011, we recorded an income tax benefit of $0.5 million and a provision for income taxes of $0.7 million related to the activities in our TRSs.  These provisions were determined using a Federal income tax rate of 34% and state income tax rate of 7.5%.  For the three and nine months ended September 30, 2010, we recorded a provision for income taxes of $0.2 million and $0.2 million related to the activities in our TRSs, based on a Federal income tax rate of 33% and state income tax rate of 7.5%.

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

3. Debt Securities

We classified all CMBS and RMBS investments as available-for-sale as of September 30, 2011 and December 31, 2010. The CMBS and RMBS classified as available-for-sale are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive (loss) income. The tables below summarize various attributes of our investments in mortgage backed securities available-for-sale as of September 30, 2011 and December 31, 2010 ($000’s):

				Unrealized Gains or (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)
September 30, 2011	Purchase Amortized Cost	Credit OTTI	Recorded Amortized Cost	Non-Credit OTTI	Unrealized Gains	Unrealized Losses	Net Fair Value Adjustment	Fair Value
CMBS	$192,742	$—	$192,742	$—	$—	$(5,035)	$(5,035)	$187,707
RMBS	166,013	(2,621)	163,392	(435)	3,345	(1,909)	1,001	164,393
Total	$358,755	$(2,621)	$356,134	$(435)	$3,345	$(6,944)	$(4,034)	$352,100

September 30, 2011	Weighted Average Coupon(1)	Weighted Average Rating (2)	Weighted Average Life (Years)
CMBS	1.96%	CCC+	5.3
RMBS	0.87%	B-	4.2

(1)          Generally calculated using the September 30, 2011 one-month LIBOR rate of 0.23944%.

(2)          Excludes securities that are not rated, whose aggregate fair value was $177.5 million.  Of this amount, $174.7 million are securities where the obligors are certain special purpose entities that were formed to hold substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties; the securities are unrated but the loan-to-value ratio was approximately 31% at September 30, 2011.

December 31, 2010	Cost	Unrealized Gains	Unrealized Losses	Net Fair Value Adjustment	Fair Value	Weighted Average Coupon(1)	Weighted Average Rating	Weighted Average Life (Years)
CMBS	$266,764	$9,074	$(683)	$8,391	$275,155	5.6%	AA-	1.8
RMBS	120,827	2,495	(797)	1,698	122,525	0.6%	BB-	1.3
	$387,591	$11,569	$(1,480)	$10,089	$397,680

(1)          Calculated using the December 31, 2010 one-month LIBOR rate of 0.2606%.

During the nine-months ended September 30, 2011, the purchases and sales trades executed, as well as the principal payments received, were as follows (000’s):

	RMBS	CMBS
Purchases	$139,953	$—
Sales/Maturities	49,951	223,378
Principal payments received	52,607	42,220

In June 2011, we exercised a pre-existing right to convert one of our loans into a CMBS in order to maximize the liquidity of our investment.  We therefore reclassified the loan, which had a carrying amount of $176.6 million, from loans held for investment to mortgage-backed securities, available-for-sale, at fair value and recognized an unrealized gain at the time of $7.9 million.

During the three and nine months ended September 30, 2011, we sold various CMBS positions with aggregate gross proceeds of $0 million and $211.6 million ($74.0 million after repaying related financing), respectively, which generated gains of approximately $0 million and $9.9 million, respectively. Additionally, $0 million and $11.8 million of our CMBS portfolio matured and paid off during the three and nine months ended September 30, 2011.

From Inception through the first two quarters of 2010, a portion of our CMBS portfolio was designated as held-to-maturity. However, during the third quarter of 2010 our investment strategy with respect to these securities changed, and we no longer intended to hold them to maturity. As a result, we reclassified the securities to available-for-sale and recorded an unrealized gain in connection with this reclassification of approximately $10.3 million.

As of September 30, 2011, 100%, of the CMBS are variable rate and pay interest at LIBOR plus a weighted average spread of 1.72%.  As of December 31, 2010, 5.0% of the CMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 1.30%.

Subject to certain limitations on durations, we have allocated an amount to invest in RMBS that cannot exceed 10% of our total assets. We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.5 million for the nine-months ended September 30, 2011, which has been recorded as an offset to interest income in the accompanying consolidated statement of operations.  As of September 30, 2011, approximately $160.1 million or 97.4% of the RMBS are variable rate and pay interest at LIBOR plus a weighted average spread of 0.45%. As of December 31, 2010, approximately $120.7 million, or 98.5%, of the RMBS were variable rate and pay interest at LIBOR plus a weighted average spread of 0.31%.  We purchased all of the RMBS at a discount that will be accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of these discounts.

The following table presents the gross unrealized losses and estimated fair value of our securities that are in an unrealized loss position as of September 30, 2011 for which OTTIs (full or partial) have not been recognized in earnings ($000’s):

	Estimated Fair Value		Unrealized Losses
As of September 30, 2011	Securities in a loss less than 12 months	Securities in a loss greater than 12 months	Securities in a loss less than 12 months	Securities in a loss greater than 12 months
CMBS	$187,707	$—	$(5,035)	$—
RMBS	101,692	680	(1,790)	(118)
Total	$289,399	$680	$(6,825)	$(118)

As of September 30, 2011 there were 33 securities with unrealized losses.  After evaluating each security we determined that the impairments on seven of these securities, which totaled $1.3 million, were other-than-temporary. Credit losses represented $0.9 million of this total, which we calculated by discounting the estimated future cash flows of each security at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised.  For the three and nine months ended September 30, 2011, our aggregate MBS credit losses (as reported in the income statement) were $0.9 million and $2.6 million, respectively.  We further determined that none of the 26 remaining securities were other-than-temporarily impaired.  We considered a number of factors in reaching this conclusion, including that we did not intend to sell any individual security, it was not considered more likely than not that we would be forced to sell any individual security prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost.  We acquired 12 of these securities during August and September 2011 and no material credit events had occurred from the date of acquisition through September 30, 2011.  For seven securities, we compared the present value of the estimated cash flows as of September 30, 2011 to the present value of the remaining cash flows expected to be collected when we first acquired the securities or, if since revised, as of the last date previously revised; we noted that there had not been an adverse change in the expected cash flows.  The unrealized loss amounts on the remaining seven securities were immaterial individually and in the aggregate.

4. Loans

Our investments in mortgages and loans held-for-investment are accounted for at amortized cost and the loans held-for-sale are accounted for at the lower of cost or fair value, unless we elect to record such loans at fair value. The following table summarizes our investments in mortgages and loans by subordination class as of September 30, 2011 and December 31, 2010 (dollar amounts in 000’s):

September 30, 2011	Carrying Value	Face Amount	Weighted Average Coupon	Weighted Average Life (years)
First mortgages	$765,198	$781,829	7.8%	3.3
Subordinated mortgages (1)	415,636	468,215	6.7%	4.2
Mezzanine loans	635,213	653,348	8.5%	3.2
Total loans held for investment	1,816,047	1,903,392
First mortgages held for sale at fair value	121,229	122,954	5.9%	9.2
Loans held in securitization trust	50,311	50,660	5.0%	3.7
Total Loans	$1,987,587	$2,077,006

December 31, 2010	Carrying Value	Face Amount	Weighted Average Coupon	Weighted Average Life (years)
First mortgages	$757,684	$797,154	6.9%	3.3
Subordinated mortgages (1)	406,410	465,929	6.6%	4.9
Mezzanine loans	66,689	67,883	10.8%	4.8
Total loans held for investment	1,230,783	1,330,966
First mortgages held for sale at fair value	144,163	143,901	5.7%	4.9
Loans held in securitization trust	50,297	50,738	5.0%	4.2
Total Loans	$1,425,243	$1,525,605

(1)         Subordinated mortgages includes (i) subordinated mortgages that we retain after having sold first mortgage positions related to the same collateral, (ii) B-Notes, and (iii) subordinated loan participations.

As of September 30, 2011, approximately $797.6 million, or 40.1% of the loans are variable rate and pay interest at LIBOR plus a weighted average spread of 4.73%.  Of the approximately $797.6 million of floating rate loans, $670.3 million pay interest using one-month LIBOR (0.2394%) and $127.3 million pay interest using three-month LIBOR (0.3743%).  As of December 31, 2010, approximately $332.7 million, or 23.3% of the loans are variable rate and pay interest at LIBOR plus a weighted average spread of 2.3%.  Of the approximately $332.7 million of floating rate loans, $211.5 million pay interest using one-month LIBOR (0.2606%) and $121.2 million pay interest using three-month LIBOR (0.3028%).

As described in Note 2, we evaluate our loans for impairment at least quarterly.  Our loans are typically collateralized by real estate. As a result, we regularly evaluate the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash flow from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan at maturity, and/or (iii) the property’s liquidation value. We also evaluate the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, we consider the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such impairment analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including (i) periodic financial data such as property operating statements, occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and discussions with market participants.

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

As of September 30, 2011, the risk ratings by class of loan were as follows (dollar amounts in 000’s):

	Balance Sheet Classification
Risk	Loans Held for Investment			Loans Held for Sale	Loans held in
Rating Category	First Mortgages	Subordinated Mortgages	Mezzanine Loans	First Mortgages	Securitization Trust	Total
1	$—	$—	$—	$—	$—	$—
2	88,436	129,831	138,294	84,295	13,214	454,070
3	642,689	232,202	489,253	36,934	37,097	1,438,175
4	34,073	53,603	7,666	—	—	95,342
5	—	—	—	—	—	—
	$765,198	$415,636	$635,213	$121,229	$50,311	$1,987,587

After reviewing our expected cash flows and risk ratings for each loan as described above, we concluded that no allowance for loan losses was necessary as of September 30, 2011 and December 31, 2010.

For the nine months ended September 30, 2011, we originated and acquired loans (including loans held-for-sale) as follows ($000’s):

Balance December 31, 2010	$1,425,243
Acquisitions/Origination	1,243,740
Additional funding	44,807
Capitalized Interest	4,404
Loans sold	(288,812)
Loan maturities	(264,615)
Transfer out – loan converted to a security	(176,635)
Principal repayments	(13,092)
Discount/premium amortization	18,461
Unrealized foreign currency remeasurement loss	(4,189)
Unrealized loss on loans held for sale at fair value	(1,725)
Balance September 30, 2011	$1,987,587

As disclosed above, we acquired or originated $1.3 billion in loans during the nine months ended September 30, 2011, which included (i) a $165.5 million origination of a first mortgage loan, mezzanine loan and corporate loan on a portfolio of six full service hotels located throughout California; (ii) an acquisition of  90% interest in a $188 million (face amount) mezzanine loan collateralized by an ownership interest in a portfolio of ten office buildings in Northern Virginia for $156.5 million; (iii) an acquisition of a $137.8 million (face amount) mezzanine loan tranche collateralized by ownership interests in 28 hotels located throughout the U.S. for $127.1 million; (iv) an origination of a $175.0 million first mortgage collateralized by a furniture showroom located in North Carolina; and (v) an origination of a $60.5 million first mortgage loan secured by two retail centers in Pennsylvania.

5. Other Investments

In January 2010, we committed $6.3 million to acquire a 5.6% interest in a privately-held limited liability company formed to acquire assets of a commercial real estate debt management and servicing business primarily for the opportunity to participate in debt opportunities arising from the venture’s special servicing business (the “Participation Right”). In May 2010, we made an additional $3.4 million commitment to the venture to maintain at least a 5% ownership and its corresponding Participation Right. Because we do not have control or significant influence over the venture, the investment is accounted for under the cost method. As of September 30, 2011, we had funded $8.0 million of our commitment. A member of our Board of Directors has a $50,000 investment in the same venture.

Through September 30, 2011, we had purchased a net total of $13.8 million ($9.3 million of which was purchased during the nine months ended September 30, 2011) of publicly traded equity securities that are classified as available-for-sale and carried at fair value with changes in fair value recorded to other comprehensive income (loss). For the three and nine months ended September 30, 2011, we had an unrealized loss of $3.0 million and $3.8 million, respectively related to these investments, and recognized dividend income of $0.2 million and $0.6 million, respectively, included as a component of other income in the condensed consolidated statements of income.  All of the equity securities have been in an unrealized loss position for less than 12 months.

In June 2011, we acquired a non-controlling 49% interest in a privately-held limited liability company for $25.5 million.  The entity owns a participation in a mezzanine loan, and our share of earnings for the three and nine months ended September 30, 2011 was $0.6 million and $0.6 million, respectively.

6. Secured Financing Agreements

On March 31, 2010, Starwood Property Mortgage Sub-1, L.L.C. (“SPM Sub-1”), our indirect wholly-owned subsidiary, entered into a Master Repurchase and Securities Contract (the “Wells Repurchase Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Wells Repurchase Agreement is secured by approximately $390.8 million of the diversified loan portfolio purchased from Teachers Insurance and Annuity Association of America on February 26, 2010 (“the TIAA Portfolio”). The Wells Repurchase Agreement provides for asset purchases of up to $109.5 million. Advances under the Wells Repurchase Agreement accrue interest at a per annum pricing rate equal to the sum of one-month LIBOR plus the pricing margin of 3.0%. If an event of default (as such term is defined in the Wells Repurchase Agreement) occurs and is continuing, amounts borrowed may become due and payable and interest accrues at the default rate, which is equal to the pricing rate plus 4.0%. The maturity date of the Wells Repurchase Agreement is May 31, 2013. The Wells Repurchase Agreement allowed for advances through May 31, 2010.  As of September 30, 2011, $109.5 million was outstanding under the Wells Repurchase Agreement and the carrying value of the pledged collateral was $163.4 million. The Trust guarantees the obligations of SPM Sub-1 under the Wells Repurchase Agreement up to a maximum liability of 25% of the then currently outstanding repurchase price of all purchased assets.

On August 6, 2010, Starwood Property Mortgage Sub-2, L.L.C. (“SPM Sub-2”), our indirect wholly-owned subsidiary, entered into a second Master Repurchase and Securities Contract with Wells Fargo, which second repurchase facility was amended and restated by SPM Sub-2 and Starwood Property Mortgage Sub-2-A, L.L.C. (“SPM Sub-2-A”), our indirect wholly-owned subsidiary, on February 28, 2011, pursuant to an Amended and Restated Master Repurchase and Securities Contract (the “Second Wells Repurchase Agreement”). The Second Wells Repurchase Agreement is being used by SPM Sub-2 and SPM Sub-2-A to finance the acquisition or origination of commercial mortgage loans (and participations therein) and mezzanine loans. The Second Wells Repurchase Agreement provides for asset purchases of up to $350 million.  Advances under the Second Wells Repurchase Agreement accrue interest at a per annum pricing rate equal to the sum of one-month LIBOR plus a margin of between 1.75% and 6.0% depending on the type of asset being financed. If an event of default (as such term is defined in the Second Wells Repurchase Agreement) occurs and is continuing, amounts borrowed may become due and payable immediately and interest accrues at the default rate, which is equal to the pricing rate plus 4.0%. The initial maturity date of the Second Wells Repurchase Agreement is August 5, 2013, subject to two one-year extension options, each of which may be exercised by us upon the satisfaction of certain conditions. Pursuant to a Guarantee and Security Agreement, dated August 6, 2010, as amended and restated by an Amended and Restated Guarantee and Security Agreement, dated February 28, 2011 (the “Second Wells Repurchase Guarantee”), the Trust guarantees the obligations of SPM Sub-2 and SPM Sub-2-A under the Wells Repurchase Agreement up to a maximum liability of either 25% or 100% of the then-currently outstanding repurchase price of purchased assets, depending upon the type of asset being financed. As of September 30, 2011, $238.0 million was outstanding under the Second Wells Repurchase Agreement and the carrying value of the pledged collateral was $415.8 million.  Note 14 contains disclosure of a subsequent event related to the Second Wells Repurchase Agreement.

On December 2, 2010, Starwood Property Mortgage Sub-3, L.L.C. (“SPM Sub-3”), our indirect wholly-owned subsidiary, entered into a Master Repurchase Agreement with Goldman Sachs Mortgage Company, which repurchase facility was amended and restated by SPM Sub-3 and Starwood Property Mortgage Sub-3-A, L.L.C. (“SPM Sub-3-A”), our indirect wholly-owned subsidiary, on February 28, 2011, pursuant to an Amended and Restated Master Repurchase Agreement (the “Goldman Repurchase Agreement”). The Goldman Repurchase Agreement will be used to finance the acquisition or origination by SPM Sub-3 and SPM Sub-3-A of commercial mortgage loans that are eligible for CMBS securitization. The Goldman Repurchase Agreement provides for asset purchases of up to $150 million. The Trust guarantees the obligations of SPM Sub-3 and SPM Sub-3-A under the Goldman Repurchase Agreement up to a maximum liability of 25% of the then-currently outstanding repurchase price of all purchased loans.  Advances under the Goldman Repurchase Agreement accrue interest at a per annum pricing rate equal to the sum of one-month LIBOR plus a margin of between 1.95% and 2.25% depending on the loan-to-value ratio of the purchased mortgage loan. If an event of default (as such term is defined in the Goldman Repurchase Agreement) occurs and is continuing, amounts borrowed may become due and payable immediately and interest accrues at the default rate, which is equal to the pricing rate plus 2.0%.  The maturity date of the Goldman Repurchase Agreement is December 3, 2012. As of September 30, 2011, $92.2 million was outstanding under the Goldman Repurchase Agreement and the carrying value of the pledged collateral was $121.2 million.

On March 18, 2011, Starwood Property Mortgage, L.L.C. (“SPM”), an indirect wholly-owned subsidiary of the Trust, entered into a third Master Repurchase and Securities Contract with Wells Fargo (“the Wells RMBS Repurchase Agreement”).  The Wells RMBS Repurchase Agreement is being used by SPM to finance the acquisition and ownership of RMBS and provides for asset purchases up to $100.0 million. Advances under the Wells RMBS Repurchase Agreement generally accrue interest at a per annum pricing rate equal to one-month LIBOR plus a margin of 1.5%.  If an event of default (as such term is defined in the Wells RMBS Repurchase Agreement) occurs and is continuing, amounts borrowed may become due and payable immediately and interest accrues at the default rate, which is equal to the pricing rate plus 4.0%.  The facility is scheduled to terminate on March 16, 2012 but can be extended subject to certain conditions.  The Trust has guaranteed the obligations of SPM under the Wells RMBS Repurchase Agreement.  As of September 30, 2011, $38.9 million was outstanding and the carrying value of the RMBS collateral was $132.4 million.

On June 30, 2011, Starwood Property Mortgage Sub-4, L.L.C. (“SPM Sub-4”) and Starwood Property Mortgage Sub-4-A, L.L.C. (“SPM Sub-4-A”), our indirect wholly-owned subsidiaries, entered into a Mortgage Loan Purchase Agreement (the “Deutsche Repurchase Agreement”) with Deutsche Bank AG, Cayman Islands Branch. The Deutsche Repurchase Agreement provides for asset purchases of up to $150 million. The Trust has guaranteed the obligations of SPM Sub-4 and SPM Sub-4-A under the Deutsche Repurchase Agreement up to a maximum liability of the sum of (a) the greater of (i) 25% of the then currently outstanding repurchase price of all purchased loans, and (ii) $20,000,000, plus (b) all obligations associated with hedging.  Advances under the Deutsche Repurchase Agreement accrue interest at a pricing rate equal to the sum of one-month LIBOR plus a margin of between 1.85% and 2.5% depending on the property type and loan-to-value ratio of the purchased mortgage asset. If an event of default (as such term is defined in the Deutsche Repurchase Agreement) occurs and is continuing, amounts borrowed may become due and payable immediately and interest accrues at the default rate, which is equal to the pricing rate plus 4.0%.  The maturity date of the Deutsche Repurchase Agreement is June 30, 2012 with two one-year extension options, subject to satisfaction of certain conditions. As of September 30, 2011, there were no borrowings under the Deutsche Repurchase Agreement.

On June 28, 2011, SPT Rosslyn Holdings, L.L.C. (“SPT Rosslyn”), our indirect wholly-owned subsidiary, entered into a Master Repurchase Agreement (the “Second Deutsche Repurchase Agreement”) with Deutsche Bank AG, New York Branch (“Deutsche NY”).  In connection with the Second Deutsche Repurchase Agreement, SPT Rosslyn transferred assets to Deutsche NY, with such transfer providing access to repurchase borrowings of up to $117.4 million.  Interest on these borrowings accrues at a pricing rate equal to one-month LIBOR plus a margin of between 3.5% and 5.0%, depending on the loan-to-value.  If an event of default (as such term is defined in the Second Deutsche Repurchase Agreement) occurs and is continuing, amounts borrowed may become due and payable immediately and interest accrues at the default rate, which is equal to the pricing rate plus 5.0%.  As of September 30, 2011, SPT Rosslyn had borrowed $5.3 million under this facility and the carrying value of the pledged collateral was $162.1 million.  The borrowing matures in May 2012.  The Trust has guaranteed the obligations of SPT Rosslyn under the Second Deutsche Repurchase Agreement.

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

On December 3, 2010, SPT Real Estate Sub II, LLC (“SPT II”), our wholly-owned subsidiary, entered into a term loan Credit Agreement (the “BAML Credit Agreement”) with Bank of America, N.A. (“Bank of America”) as administrative agent and as lender, and us and certain of our subsidiaries as guarantors. The BAML Credit Agreement provides for loans of up to $120.3 million. The initial draw under the BAML Credit Agreement was used, in part, to partially finance the acquisition of a senior secured note due March 15, 2015 in the amount of $205.0 million (the “Purchased Note”) from Bank of America. The Purchased Note was converted into a security in June 2011 (refer to Note 3) and is due from certain special purpose entities that were formed to hold substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties.

Advances under the BAML Credit Agreement accrue interest at a per annum rate based on LIBOR or a base rate, at the election of SPT II. The margin can vary between 2.35% and 2.50% over LIBOR, and between 1.35% and 1.50% over base rate, based on the performance of the assets securing the Purchased Note. The initial maturity date of the BAML Credit Agreement is November 30, 2013, subject to a 12 month extension option, exercisable by SPT II upon satisfaction of certain conditions set forth in the BAML Credit Agreement. Bank of America retains the sole discretion, subject to certain conditions, over the market value of collateral assets for purposes of determining whether we are required to pay margin to Bank of America. As of September 30, 2011, $120.3 million was outstanding under the BAML Credit Agreement. The carrying value of the CMBS pledged as collateral under the Credit agreement was $174.7 million as of September 30, 2011.  If an event of default (as such term is defined in the BAML Credit Agreement) occurs and is continuing, amounts borrowed may become due and payable immediately and interest would accrue at an additional 2% per annum over the applicable rate.

The following table sets forth our five-year principal repayments schedule for the secured financings assuming no defaults or expected extensions, which excludes the collateralized debt obligation in securitization trust ($000’s)

2011 (remainder of)	$2,158
2012	224,042
2013	378,135
2014	—
2015 and thereafter	—
Total	$604,335

Secured financing maturities for the rest of 2011 and 2012 primarily relate to $60.3 million of financings on the TIAA portfolio, $22.4 million on the Wells Repo II and $6.9 million on the BAML Facility.  Additionally, there are secured financing maturities of $92.2 million of financings on the Goldman Repo, $38.9 million on the Wells RMBS Repo and $5.3 million on the Second Deutsche Repurchase Agreement. The financing of the TIAA Portfolio, Second Wells Repurchase Agreement and BAML Credit Agreement generally require principal to be paid down prior to the facilities’ respective maturities if and when we receive principal payments on the loan assets, or sell the loan assets, that we have pledged as collateral.

7. Loan Securitization/Sale Activities

As more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, the collateralized debt obligation in securitization trust in the condensed consolidated balance sheets relates to two contributed loans that we securitized in a structure that did not qualify for sale treatment under GAAP. As of September 30, 2011, the balance of the loans pledged to the securitization trust was $50.3 million and the related liability of the securitization trust was $53.4 million.

During the three months ended September 30, 2011, we sold loans with a carrying value of $154.4 million into a securitization resulting in proceeds, net of financing repayments, of $69.7 million.  Effective control of the loans was surrendered in the loan transfer and it was therefore treated as a sale under GAAP, resulting in a realized gain of $5.1 million.  However, we effectively broke even on this transaction considering the realized gains on the credit hedges of $2.2 million and realized losses on the interest rate hedges of $7.4 million that were terminated in connection with the loans being sold.

During the second quarter of 2011, we sold a loan to an independent third party for gross proceeds of $78.4 million.  Effective control of the loan was surrendered in the transaction and it was therefore treated as sale under GAAP, resulting in a gain of $3.4 million.  We effectively realized a net gain of $2.9 million on this transaction considering the realized loss on the interest rate hedge of $0.5 million that was terminated in connection with the loan being sold.

During the first quarter of 2011, we contributed three loans to a securitization trust for approximately $56 million in gross proceeds.  Effective control of the loans was surrendered in the loan transfer and it was therefore treated as a sale under GAAP, resulting in a gain of $1.9 million.  We effectively realized a net gain of $1.8 million on this transaction considering the realized losses on the interest rate hedges of $0.1 million that was terminated in connection with the loans being sold.

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

In connection with our repurchase agreements, we have entered into five interest rate swaps that have been designated as cash flow hedges of the interest rate risk associated with forecasted interest payments. As of September 30, 2011, the aggregate notional amount of our interest rate swaps designated as cash flow hedges of interest rate risk totaled $187.1 million.  Under these agreements, we will pay fixed monthly coupons at a fixed rates ranging from 0.722% to 2.228% of the notional amount to the counterparty and receive floating rate LIBOR-based payments. Our interest rate swaps designated as cash flow hedges of interest rate risk have maturities ranging from November 2012 to November 2015.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2011 we recorded $0 and $45 thousand, respectively, as hedge ineffectiveness in earnings, which is included in interest expense on the condensed consolidated statements of income. During the three and nine months ended September 30, 2010, the Company recorded no hedge ineffectiveness in earnings.

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

During 2010, we entered into a series of forward contracts whereby we agree to sell an amount of GBP for an agreed upon amount of USD at various dates through October of 2013.  These forward contracts were executed to economically fix the USD amount of GBP-denominated cash flows expected to be received by us related to our GBP-denominated loan investment.  During the first nine months of 2011, we entered into a series of forward contracts whereby we agree to sell an amount of EUR for an agreed upon amount of USD at various dates through June of 2014.  These forward contracts were executed to economically fix the USD amount of EUR-denominated cash flows expected to be received by us related to our mezzanine loan in Germany.  As of September 30, 2011, we had ten foreign exchange forward derivatives to sell GBP with a total notional amount of GBP 98.7 million and 15 foreign exchange forward derivatives to sell EUR with a total notional amount of EUR 67.8 million that were not designated as hedges in qualifying hedging relationships.

During 2010 and 2011, we entered into several interest rate swaps that were not designated as hedges.  Under these agreements, we pay fixed monthly coupons at fixed rates ranging from 0.716% to 3.10% of the notional amount to the counterparty and receive floating rate LIBOR.  These interest rate swaps are used to limit the price exposure of certain assets due to changes in benchmark USD-LIBOR swap rates from which the pricing of these assets is in part derived.  As of September 30, 2011, the aggregate notional amount of these interest rate swaps totaled $265.0 million. Changes in the fair value of these interest rate swaps are recorded directly in earnings.

During the nine months ended September 30, 2011, we entered into a series of derivatives that are intended to hedge against increases in market credit spreads of commercial mortgage-backed securities.  Such movements would have a negative impact on the proceeds we expect to receive from contributing loans into commercial mortgage loan securitizations.  The aggregate notional amount of the remaining derivative is $25.0 million and it matures in December 2011.  Under the terms of the contract, a market credit spread index was defined at the contract’s inception by reference to a portfolio of specific independent CMBS.  To the extent the referenced credit spread index increases, our counterparty pays us.  To the extent the referenced credit spread index decreases, we pay our counterparty.  We pay/receive approximately every 30 days based upon the movement in the referenced index during such period.    We were due $0.2 million as of September 30, 2011.  As movements in the referenced index are settled each month, the $0.2 million receivable as of September 30, 2011 is considered to be a reasonable estimate of the contract’s fair value as of that date.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of September 30, 2011 and December 31, 2010.

Tabular Disclosure of Fair Values of Derivative Instruments ($000’s)

	Derivatives in an Asset Position				Derivatives in a Liability Position
	As of September 30, 2011		As of December 31, 2010		As of September, 2011		As of December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps	N/A	$—	Derivative Assets	$89	Derivative Liabilities	$1,611	Derivative Liabilities	$1,714
Total derivatives designated as hedging instruments		$—		$89		$1,611		$1,714
Derivatives not designated as hedging instruments
Interest rate swaps	N/A	$—	Derivative Assets	$248	Derivative Liabilities	$11,154	Derivative Liabilities	$303
Foreign exchange contracts	Derivative Assets	3,588	N/A	—	Derivative Liabilities	8,297	Derivative Liabilities	7,383
Credit spread derivatives	Derivative Assets	61	N/A	—	N/A	—	N/A	—
Total derivatives not designated as hedging instruments		$3,649		$248		$19,451		$7,686

Cash flow hedges impact for the three months ended September 30, 2011:

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate Swaps	$544	Interest Expense	$527	Interest Expense	$—

Cash flow hedges impact for the three months ended September 30, 2010:

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of gain recognized in income on derivative (ineffective portion)	Amount of gain recognized in income on derivative (ineffective portion)
Interest Rate Swaps	$1,573	Interest Expense	$598	Interest Expense	$—

Cash flow hedges impact for the nine months ended September 30, 2011:

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate Swaps	$1,759	Interest Expense	$1,730	Interest Expense	$45

Cash flow hedges impact for the nine months ended September 30, 2010:

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of gain recognized in income on derivative (ineffective portion)	Amount of gain recognized in income on derivative (ineffective portion)
Interest Rate Swaps	$3,475	Interest Expense	$1,178	Interest Expense	$—

Non-Designated derivatives impact for the three months ended September 30, 2011 and September 30, 2010:

Derivatives Not Designated	Location of Gain/(Loss) Recognized in Income on	Amount of Gain/(Loss) Recognized in Income on Derivative
as Hedging Instruments	Derivative	2011	2010
Interest Rate Swaps – Realized losses	Gains (losses) on interest rate hedges	$(12,302)	$—
Interest Rate Swaps – Unrealized losses	Gains (losses) on interest rate hedges	$(6,869)	$—
Foreign Exchange – Realized losses	Gains (losses) on currency hedges	$(86)	$(24)
Foreign Exchange – Unrealized gains(losses)	Gains (losses) on currency hedges	$8,703	$(5,326)
Credit Spread Derivative– Realized gains	Gains (losses) on credit spread hedges	$4,539	$—
Credit Spread Derivative– Unrealized losses	Gains (losses) on credit spread hedges	$(2,280)	$—

Non-Designated derivatives impact for the nine months ended September 30, 2011 and September 30, 2010:

Derivatives Not Designated	Location of Gain/(Loss) Recognized in Income on	Amount of Gain/(Loss) Recognized in Income on Derivative
as Hedging Instruments	Derivative	2011	2010
Interest Rate Swaps – Realized losses	Gains (losses) on interest rate hedges	$(14,883)	$—
Interest Rate Swaps – Unrealized losses	Gains (losses) on interest rate hedges	$(11,099)	$—
Foreign Exchange – Realized losses	Gains (losses) on currency hedges	$(292)	$(24)
Foreign Exchange – Unrealized gains(losses)	Gains (losses) on currency hedges	$2,674	$(9,020)
Credit Spread Derivative– Realized gains	Gains (losses) on credit spread hedges	$3,569	$—
Credit Spread Derivative– Unrealized gains	Gains (losses) on credit spread hedges	$161	$—

Credit-risk-related Contingent Features

We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. We also have certain agreements that contain provisions where if our ratio of principal amount of indebtedness to total assets at any time exceeds 75%, then we could be declared in default of our derivative agreements.

As of September 30, 2011 the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $20.2 million. As of September 30, 2011, we had posted collateral of $5.6 million related to these agreements. If we had breached any of these provisions at September 30, 2011, we could have been required to settle our obligations under the agreements at their termination liability value of $20.2 million.

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

For the three and nine month period ended September 30, 2011, approximately $6.7 and $17.6 million was incurred for base management fees, respectively, of which $6.7 million was payable at September 30, 2011.  For the three and nine month period ended September 30, 2010, approximately $3.4 million and $10.3 million was incurred for base management fees, respectively, of which $3.5 million was payable at September 30, 2010.

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

As of December 31, 2010, the incentive fee payable to the Manager was approximately $1.2 million.  For the three and nine month period ended September 30, 2011, approximately $0.4 million and $1.2 million was incurred for the incentive fee, respectively, none of which remained unpaid at September 30, 2011.   As of September 30, 2011, there was no incentive fee accrued.

Expense Reimbursement.    We are required to reimburse the Manager for operating expenses incurred by the Manager on our behalf.  In addition, pursuant to the terms of the management agreement, we are required to reimburse the Manager for the cost of legal, tax, consulting, auditing and other similar services rendered for us by the Manager’s personnel provided that such costs are no greater than those that would be payable if the services were provided by an independent third party. The expense reimbursement is not subject to any dollar limitations but is subject to review by our independent directors. For the three and nine months ended September 30, 2011, approximately $1.0 million and $2.8 million was incurred, respectively, for executive compensation and other reimbursable expenses of which approximately $1.1 million was payable as of September 30, 2011.  For the three and nine months ended September 30, 2010, approximately $0.4 million and $1.2 million was incurred, respectively, for executive compensation and other reimbursable expenses of which approximately $0.2 million was payable as of September 30, 2010.

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

On August 2, 2011, our Board of Directors declared a dividend of $0.44 per share of common stock for the quarter ended September 30, 2011.  The dividend was paid on October 15, 2011 to common stockholders of record on September 30, 2011.

In August 2011, our Board of Directors authorized us to repurchase up to $100 million of our outstanding common shares over a one-year period.  Purchases made pursuant to the program are to be made in either the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are determined by us and are subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time.  Through September 30, 2011, we purchased 342,000 common shares on the open market at an aggregate cost of approximately $6.0 million, resulting in a weighted average share cost of $17.49.

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

We granted each of our four independent directors 2,200 restricted shares concurrently with our IPO, with a total fair value of approximately $175,000. The grants vest ratably in three annual installments on each of the first, second, and third anniversaries of the grant date, respectively, subject to the director’s continued service. Effective August 19, 2010, we granted each of our four independent directors an additional 1,000 restricted shares, with a total fair value of approximately $75,000. The grants vested in one annual installment on the first anniversary of the grant.  Effective August 19, 2011, we granted each of our four independent directors an additional 2,877 restricted shares, with a total fair value of approximately $200,000. The grant will vest in one annual installment on the first anniversary of the grant, subject to the director’s continued service.   For the three and nine months ended September 30, 2011, approximately $48,000 and $114,000 was included in general and administrative expense, respectively, related to the grants.  For the three and nine months ended September 30, 2010, approximately $30,000 and $52,000 was included in general and administrative expense, respectively, related to the grants.

In August 2009, we granted 1,037,500 restricted stock units with a fair value of approximately $20.8 million at the grant date to the Manager under the Manager Equity Plan. The grants vest ratably in quarterly installments over three years beginning on October 1, 2009, with 86,458 shares vesting each quarter, respectively. In connection with the supplemental equity offering in December 2010, we granted 1,075,000 restricted stock units with a fair value of approximately $21.8 million at the grant date to the Manager under the Manager Equity Plan. The grants vest ratably in quarterly installments over three years beginning on March 31, 2011, with 89,583 shares vesting each quarter. For the three and nine months ended September 30, 2011, approximately 176,041 and 528,123 shares have vested, respectively, and approximately $2.9 million and $10.3 million has been included in management fees related to these grants, respectively.  For the three and nine months ended September 30, 2010, approximately $1.7 million and $4.6 million has been included in management fees related to these grants, respectively.

In May 2011, we issued 9,021 shares of common stock to the Manager at a price of $22.08 per share. The shares were issued to the Manager as part of the incentive compensation due to the Manager under the Management Agreement.  See Note 9.

We granted 5,000 restricted stock units with a fair value of $100,000 to an employee under the Starwood Property Trust, Inc. Equity Plan in August 2009. The award was scheduled to vest ratably in quarterly installments over three years beginning on October 1, 2009. Upon the departure of this employee in July, 2010, we issued 1,250 shares of our common stock relating to the vested portion of the award, while the remaining 3,750 unvested units were forfeited.  In February 2011, we granted 11,082 restricted stock units with a fair value of $250,000 to an employee under the Starwood Property Trust, Inc. Equity Plan.  The award vests ratably in quarterly installments over three years beginning on March 31, 2011.  For the three and nine months ended September 30, 2011, 924 and 2,771 shares have vested, respectively, and approximately $21,000 and $50,000, respectively, was included in general and administrative expense related to the grants.  For the three and nine months ended September 30, 2010, approximately $0 and $16,000 was included in general and administrative expense related to these grants.

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants to Independent Directors	Restricted Stock Unit Grants to Employees	Restricted Stock Unit Grants to Manager	Total
Balance as of December 31, 2010	10,601	—	1,680,208	1,690,809
Granted	11,508	11,082	—	22,590
Vested	(6,933)	(2,771)	(528,123)	(537,827)
Forfeited	—	—	—	—
Balance as of September 30, 2011	15,176	8,311	1,152,085	1,175,572

Vesting Schedule

	Restricted Stock Grants to Independent Directors	Restricted Stock Unit Grants to Employees	Restricted Stock Unit Grants to Manager	Total
2011 (remainder of)	—	923	176,043	176,966
2012	2,935	3,694	617,709	624,338
2013	12,241	3,694	358,333	374,268
Total	15,176	8,311	1,152,085	1,175,572

11. Net Income per Share

Net income per share for the three and nine month periods ended September 30, 2011, is computed as follows (amounts in thousands except share and per share):

	Three-Months Ended September 30, 2011	Nine-Months Ended September 30, 2011
Basic and Diluted:
Net income attributable to Starwood Property Trust, Inc.	$14,478	$78,349
Weighted average number of shares of common stock outstanding	93,249,249	82,234,976
Basic net income (loss) per share	$0.16	$0.95
Weighted average number of diluted shares outstanding (1)	94,596,978	83,755,295
Diluted net income per share	$0.15	$0.94

(1) The weighted average number of diluted shares outstanding includes the impact of unvested restricted stock units totaling 1,175,572 and 702,268 as of September 30, 2011 and 2010, respectively.

Net income per share for the three and nine month periods ended September 30, 2010, is computed as follows (amounts in thousands except share and per share):

	Three-Months Ended September 30, 2010	Nine-Months Ended September 30, 2010
Basic and Diluted:
Net income attributable to Starwood Property Trust, Inc.	$22,683	$39,473
Weighted average number of shares of common stock outstanding	47,837,616	47,750,058
Basic net income (loss) per share	$0.47	$0.83
Weighted average number of diluted shares outstanding (1)	48,626,550	48,626,550
Diluted net income per share	$0.47	$0.81

(1) The weighted average number of diluted shares outstanding includes the impact of unvested restricted stock units totaling 1,175,572 and 702,268 as of September 30, 2011 and 2010, respectively.

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

The following table presents the Company’s financial instruments carried at fair value on a recurring basis in the consolidated balance sheet as of September 30, 2011 (amounts in thousands):

	Fair Value at Reporting Date Using Inputs:
	September 30, 2011
	Total	Level I	Level II	Level III

Loans held-for-sale at fair value	$121,229			$121,229
Available-for-sale debt securities:
Residential-mortgage-backed securities	164,393			164,393
Commercial-mortgage-backed securities	187,707			187,707

Total available-for-sale debt securities	352,100	—	—	352,100
Available-for-sale equity securities:

Real estate industry	9,985	$9,985	—	—

Total available-for-sale equity securities:	9,985	9,985	—	—
Total investments:	483,314	9,985	—	473,329
Derivative Assets:
Foreign exchange contracts	3,588		3,588
Credit contracts	61		61
Derivatives Liabilities:
Interest rate contracts	(12,765)		(12,765)
Foreign exchange contracts	(8,297)		(8,297)

Total Derivatives:	(17,413)	—	(17,413)	—
Total:	$465,901	$9,985	$(17,413)	$473,329

The changes in investments classified as Level III are as follows for the nine-months ended September 30, 2011 (amounts in thousands):

Fair Value Measurements Using Significant Unobservable Inputs

(Level III)

	Loans held-for-sale, at fair value	MBS available- for-sale at fair value	Total
Beginning balance, January 1, 2011	$144,163	$—	$144,163
Purchases	—	94,544	94,544
Originations	270,066	—	270,066
Transfer in	(7,000)	282,763	275,763
Sales	(294,149)	—	(294,149)
Settlements	(131)	(17,474)	(17,605)
Net increase on assets	(31,214)	359,833	328,619
Gain (loss) on loans held-for-sale, at fair value:
Unrealized gain on assets	(1,725)	(11,952)	(13,677)
Realized gain on assets	10,337	—	10,337
Accretion of discount	—	5,111	5,111
OTTI	—	(892)	(892)
Other	(332)	—	(332)
Net gain on assets	8,280	(7,733)	547
Ending balance, as of September 30, 2011	$121,229	$352,100	$473,329

The following table presents the Company’s financial instruments carried at fair value on a recurring basis in the consolidated balance sheet as of December 31, 2010 (amounts in thousands):

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

The changes in investments classified as Level III are as follows for the year ended December 31, 2010 (amounts in thousands):

Beginning balance - January 1, 2010	$—
Purchases of loans held-for-sale at fair value	144,163
Ending balance - December 31, 2010	$144,163

During the nine months ended September 30, 2011, we originated various loans that we intend to sell in the short-term. At the time of the origination, we elected to account for these loans at fair value. The associated interest rate and credit spread derivatives were not designated as hedging instruments for accounting purposes. As a result, changes in the fair value of these derivatives are reported in current earnings. It is expected that changes in the fair value of the held-for-sale loans, which will also be recorded through earnings as a result of our fair value election, will materially offset the changes in the fair value of the interest rate and credit spread derivatives. The unpaid principal balance on the loans was $121.2 million at September 30, 2011.

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

The following table presents the fair value of our financial instruments, including loans held in securitization trust, not carried at fair value on the condensed consolidated balance sheet (amounts in thousands):

	Carrying Value as of September 30, 2011	Fair Value as of September 30, 2011	Carrying Value as of December 31, 2010	Fair Value as of December 31, 2010
Financial Instruments not carried at Fair Value:
Loans	$1,866,358	$1,895,688	$1,281,080	$1,319,979
Other Investments	$33,530	$33,530	$6,000	$6,000
Financial Liabilities:
Secured financing agreements and collateralized debt obligation in securitization trust	$657,756	$657,481	$633,745	$637,499

13. Commitments and Contingencies

At the time of our IPO in 2009, the underwriters for the IPO agreed to defer and condition the receipt of a portion of their underwriting fees on our future achievement of certain minimum investment returns. Similarly, at the time of the IPO the Manager agreed to pay to the underwriters a separate portion of the underwriting fees on our behalf, with our reimbursement of the Manager of those amounts conditioned upon our achievement of the same investment returns. In the absence of the achievement of such investment returns, we would not pay the underwriters the deferred portion of the underwriting fees nor would the Manager be reimbursed for the portion of the underwriting fees that it paid on our behalf.  Specifically, pursuant to the IPO underwriting agreement among the underwriters, the Manager and us, we are required to pay to the underwriters $18.1 million of underwriting fees if during any full four calendar quarter period during the 24 full calendar quarters after the consummation of the IPO our Core Earnings for any such four-quarter period exceeds the product of (x) the weighted average of the issue price per share of all public offerings of our common stock, multiplied by the weighted average number of shares outstanding (including any restricted stock units, any restricted shares of common stock and any other shares of common stock underlying awards granted under our equity incentive plans) in such four-quarter period and (y) 8%.  Additionally, because at the time of our IPO the Manager paid $9.1 million of underwriting fees on our behalf, pursuant to our management agreement with our Manager, we agreed to reimburse the Manager for such payments to the extent the same 8% performance threshold was exceeded.  For the four calendar quarter period ended March 31, 2011 we exceeded the threshold and therefore paid $27.2 million related to these contingent arrangements during the second quarter of 2011.  Prior to 2011, we had recorded a deferred liability and an offsetting reduction to additional paid-in-capital for the full $27.2 million based upon actual and forecasted operating results at the time.  Refer to Note 9 for disclosure of the expenses incurred for the full nine months ended September 30, 2011.

As of September 30, 2011, we had future funding commitments on six loans totaling $51.9 million.  The funding commitments relate primarily to leasing commissions and tenant improvements to the extent new leases on the underlying collateral are signed.

Management is not aware of any other contractual obligations, legal proceedings, or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on our financial statements.

14. Subsequent Events

On November 4, 2011, our Board of Directors declared a dividend of $0.44 per share of common stock for the quarter ended December 31, 2011.  The dividend is payable on January 13, 2012 to common shareholders of record on December 31, 2011.

Subsequent to September 30, 2011, we purchased an additional 283,850 common shares on the open market at an aggregate cost of approximately $4.7 million, resulting in a weighted average share cost of $16.42.  As of November 3, 2011, we have purchased a total of 625,850 common shares with an aggregate cost of approximately $10.6 million, resulting in a weighted average share cost of $17.00.

On November 3, 2011, the Trust, SPM Sub-2, SPM Sub-2-A and Wells Fargo entered into an amendment (the “Second Wells Repurchase Amendment”) of the Second Wells Repurchase Agreement and the Second Wells Repurchase Guarantee.   The Second Wells Repurchase Amendment amended the terms of the Second Wells Repurchase Agreement as described below.  In addition to being used by SPM Sub-2 and SPM Sub-2-A to finance the acquisition or origination of commercial mortgage loans (and participations therein) and mezzanine loans (collectively, “Non-CMBS Assets”), the Second Wells Repurchase Amendment amended the Second Wells Repurchase Agreement to allow SPM Sub-2 and SPM Sub-2-A to finance the acquisition or origination of commercial mortgage loans (and participations therein) which are intended to be included in commercial mortgage securitizations by SPM Sub-2 and SPM Sub-2-A and approved by Wells Fargo (“CMBS Assets”). The Second Wells Repurchase Amendment increased the maximum financings available under the Second Wells Repurchase Agreement from $350 million to $550 million.  The initial maturity date of the Second Wells Repurchase Agreement for CMBS Assets is November 2, 2012, subject to a single one-year extension option, which may be exercised by us upon the satisfaction of certain conditions. The initial maturity date of the Second Wells Repurchase Agreement applicable to Non- CMBS Assets remains August 5, 2013, subject to two one-year extension options, each of which may be exercised by us upon the satisfaction of certain conditions. The Second Wells Repurchase Amendment amended the terms of the Second Wells Repurchase Guarantee to provide that the Trust guarantees the obligations of SPM Sub-2 and SPM Sub-2-A under the Wells Repurchase Agreement up to a maximum liability of 25% of the then-currently outstanding repurchase price of  CMBS Assets, in addition to continuing to guarantee up to a maximum liability of either 25% or 100% of the then-currently outstanding repurchase price of Non-CMBS Assets, depending upon the type of Non-CMBS Asset being financed.

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

Our objective is to provide attractive risk adjusted returns to our investors over the long term, primarily through dividends and secondarily through capital appreciation.  In order to achieve these objectives, we are focusing on asset selection and the relative value of various sectors within the debt market to construct a diversified investment portfolio designed to produce attractive returns across a variety of market conditions and economic cycles.  We employ leverage, to the extent available, to fund the acquisition of our target assets, increase potential returns to our stockholders and meet our return objectives. Leverage can be either direct by utilizing private third-party financing, or indirect through originating, acquiring, or retaining subordinated mortgages, B-notes, subordinated loan participations or mezzanine loans.  Under our current repurchase agreements and bank credit facility, our total leverage may not exceed 75%, excluding the impact of consolidating any variable interest entities pursuant to GAAP.

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

Recent Developments

The significant developments during the first three quarters of 2011 included the following

Three months ended September 30, 2011

Our significant activities for the three months ended September 30, 2011 included the following:

•                  Originating or acquiring or providing follow-on funding of $97.3 million of target investments, bringing our net investments made since inception to $2.4 billion.  Of the $97.3 million, $69.4 million represents new loan investments, including the following: (i) an origination of a $60.5 million first mortgage loan secured by two retail centers in Pennsylvania; (ii) an acquisition of $8.3 million of first mortgage loans collateralized by hotels in Maryland and Virginia for a purchase price of $7.3 million; and (iii) funded a principal amount of $27.9 million in existing commitments and originated a $1.6 million first mortgage loan collateralized by a hotel in New Orleans;

•                  acquired for $94.5 million RMBS with a face value of $157.4 million;

•                  sold 4 loans with a carrying value of $154.4 million into a securitization resulting in proceeds, net of financing repayments of $69.7 million, and realized gains of $5.1 million.  However, we effectively broke even on this transaction considering the realized gains on the credit hedges of $2.2 million and realized losses on the interest rate hedges of $7.4 million associated with the loans sold.

In addition, beginning in mid-July, 2011 there were several material developments in the commercial mortgage-backed securitization market, including (i) sharp increases in the bond credit spreads being demanded by investors in new issuances, (ii) an overall declining trend in the secondary trading prices of securitized mortgage backed securities, and (iii) escalating investor concerns surrounding the integrity of the credit ratings process for commercial mortgage-backed securities exacerbated by Standard & Poor’s withdrawal of its rating for the GS Mortgage Securities Trust 2011-GC4 securitization transaction. As a result of these market developments, the overall decline in the net market value of the Company’s remaining held for sale loans and associated hedges was $12.7 million.

Three months ended June 30, 2011

Our significant activities for the three months ended June 30, 2011 included the following:

•                  originating or acquiring $809.3 million of investments, bringing our net investments made since inception to $2.5 billion.  Of the $809.3 million, $783.8 million represents new loan investments, including the following: (i) an acquisition of a $137.8 million (face amount) mezzanine loan tranche collateralized by ownership interests in 28 hotels located throughout the U.S. for $127.1 million; and (ii) an origination of a $175.0 first mortgage collateralized by a furniture showroom located in North Carolina;

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

Three Months Ended March 31, 2011

Our significant activities for the three months ended March 31, 2011 included the following:

•                  originating or acquiring $457.1 million of investments, which included (i) a $165.5 million originated first mortgage loan, mezzanine loan and corporate loan on a portfolio of six full service hotels located throughout California; (ii) an acquisition of 90% interest in a $188 million (face amount) mezzanine loan collateralized by an ownership interest in a portfolio of ten office buildings in Northern Virginia for $156.5 million;

•                  contributing loans into a securitization generating $54.4 million in proceeds and an aggregate gain of $1.9 million; and

•                  securing a financing facility that added $100 million in borrowing capacity.

Our investment portfolio is comprised of the following at September 30, 2011 (dollar amounts in thousands):

	Property Type	Carrying Value	Face Amount	% Owned	Financing	Net Investment	Vintage
Loan Originations	Assorted	$1,186,409	$1,193,753	100%	$383,620	$802,789	2009 - 2011
Loan Acquisitions	Assorted	801,178	883,253	100%	114,853	686,325	1986 - 2011
CMBS—AFS	Assorted	187,707	213,478	100%	120,339	67,368	2005 - 2010
RMBS—AFS	Residential	164,393	241,528	100%	38,944	125,449	2003 - 2007
Other Investments	Assorted	43,515	43,515	100%	—	43,515	N/A
		$2,383,202	$2,575,527		$657,756	$1,725,446

Our loan and mortgage backed securities portfolio at September 30, 2011 and December 31, 2010, is diversified by property type and U.S. geographic region as follows (dollar amounts in thousands):

Collateral Property Type	As of September 30, 2011	As of December 31, 2010
Hospitality	40.0%	40.4%
Industrial	4.6%	5.1%
Office	19.1%	19.6%
Retail	23.8%	23.8%
Residential	7.3%	6.9%
Other	0.0%	1.6%
Mixed Use	5.2%	2.6%
	100.0%	100.0%

Geographic Location	As of September 30, 2011	As of December 31, 2010
Northeast	10.9%	10.9%
Mid-Atlantic	18.4%	9.4%
Southeast	19.8%	11.5%
Southwest	4.1%	8.5%
Midwest	12.9%	23.5%
West	24.4%	19.8%
International	9.5%	16.4%
	100.0%	100.0%

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

Results of Operations

Net income attributable to Starwood Property Trust, Inc. for the three and nine months ended September 30, 2011 was approximately $14.5 million and $78.3 million, respectively, or $0.16 and $0.95 per weighted average share of basic common stock ($0.15 and $0.94 diluted), respectively, down from $22.7 million and up from $39.5 million, respectively, or $0.47 and $0.83 per weighted average share of basic common stock ($0.47 and $0.81 diluted), respectively for the same periods in 2010.  For the three and nine months ended September 30, 2011, net interest margin increased by approximately $27.9 million and $70.9 million from the prior comparable periods, resulting from increases in interest income of $30.3 million and $82.7 million, respectively, and increases in interest expense of $2.3 million and $11.8 million, respectively.  The increase in net interest margin is primarily due to increased investment activity.  From September 30, 2010 to September 30, 2011, investments in loans increased by $1.1 billion, other investments increased $27.8 million and MBS securities decreased by $3.2 million.  The increase in interest expense resulted from the five new financing facilities entered into since September 30, 2010, with a resulting increase in the secured financing balance outstanding totaling $151.6 million.  As of September 30, 2011, our target portfolio of investments was generating a weighted average levered return of 11.6% (annually compounded) and the weighted average cost of the secured financings was 3.6%, including the impact of interest rate hedges.

For the three and nine months ended September 30, 2011, non-investment expenses increased by $4.7 million and $16.0 million, respectively, from the same periods in 2010.  The year over year period increases were due to increases in the base management fee of $3.3 million and $7.3 million, respectively, stock compensation expense of $1.2 million and $5.7 million, respectively, investment pursuit costs of $1.2 million and $1.6 million, respectively, and general and administrative expenses of $0.4 million and $2.1 million, respectively, offset by decreases in the accrued incentive fee of $1.1 million and $0.4 million, respectively.  The increase in the base management fee was due primarily to our supplemental equity raises in December 2010 with net proceeds of $434.6 million and May 2011 with net proceeds of $475.9 million.  In connection with the December 2010 supplemental equity raise, the Manager was granted an additional 1,075,000 restricted stock units, resulting in higher stock compensation expense in the subsequent periods.  Lastly, the increase in general and administrative expense is primarily attributed to increased professional fees, such as legal, audit and consulting, in connection with growing the investment portfolio.

For the three and nine months ended September 30, 2011, we had realized gains from the sale of investments of $5.0 million and $20.8 million, of which $0.0 million and $10.5 million related to the sale of MBS securities and other investments and, $5.0 million and $10.3 million related to the sale of loans.  Gains on currency hedges of $8.6 million and $2.4 million, respectively, and gains on credit spread hedges of $2.3 million and $3.7 million, respectively, were offset by losses on interest rate hedges of $19.2 million and $26.0 million, respectively, unrealized losses on loans held for sale of $10.7 million and $1.7 million, respectively, and unrealized foreign currency remeasurement of $9.4 million and $4.2 million, respectively.  For the three and nine months ended September 30, 2011, we also had OTTI charges of $0.9 million and $2.6 million, respectively.

The reported and diluted per share amounts of our interest margin and expenses for the three months ended September 30, 2011 and 2010 were as follows (amounts in thousands except per share data):

	For the three months ended September 30
	2011	Per Diluted Share	2010	Per Diluted Share
Net interest margin:
Interest income from mortgage-backed securities	$6,195	$0.07	$6,348	$0.13
Interest income from loans	51,879	0.55	21,451	0.44
Interest expense	(7,321)	(0.08)	(4,977)	(0.10)
Net interest margin	50,753	0.54	22,822	0.47
Expenses:
Management fees	10,004	0.11	6,860	0.14
Acquisition and investment pursuit costs	1,201	0.01	(25)	(0.00)
General and administrative	2,177	0.02	1,800	0.04
Total expenses	13,382	0.14	8,635	0.18
Income before other income (expenses) and taxes	$37,371	$0.40	$14,187	$0.29

The diluted per share amounts of our interest margin and expenses for the nine months ended September 30, 2011 and 2010 were as follows (amounts in thousands except per share data):

	For the nine months ended September 30
	2011	Per Diluted Share	2010	Per Diluted Share
Net interest margin:
Interest income from mortgage-backed securities	$20,176	$0.24	$15,382	$0.32
Interest income from loans	125,643	1.50	47,777	0.98
Interest expense	(21,723)	(0.26)	(9,961)	(0.20)
Net interest margin	124,096	1.48	53,198	1.09
Expenses:
Management fees	29,014	0.35	16,622	0.34
Acquisition and investment pursuit costs	1,820	0.02	253	0.01
General and administrative	7,041	0.08	4,966	0.10
Total expenses	37,875	0.45	21,841	0.45
Income before other income (expenses) and taxes	$86,221	$1.03	$31,357	0.64

The overall increase in net interest margin per diluted share for the three and nine months ended September 30, 2011 over the comparable periods in the prior year is due to the more full deployment of our capital throughout 2010 and the nine months ended September 30, 2011.  Management fees for the three months ended September 30, 2011 decreased from the same period in the prior year due to the decrease in core earnings per share, which resulted primarily from the significant gain on loan sales that we experienced during the three months ended September 30, 2010.  Acquisition and investment pursuit costs investment pursuit costs per diluted share increased during the 2011 when compared to the prior year due to the increased volume of transactions being pursued.  General and administrative expenses per diluted share for the three and nine months ended September 30, 2011 decreased from the comparable periods in 2010 due to the fact that our overhead-related costs have not increased proportionately with the equity that has been raised.

Cash Flows

Cash and cash equivalents decreased by $142.0 million from the year ended December 31, 2010.  The decrease resulted from cash used in investing activities of $567.5 million, offset by cash provided from operating activities of $71.1 million and financing activities of $354.4 million.

Net cash provided from operating activities for the nine months ended September 30, 2011 of approximately $71.1 million, includes $270.1 million used for the origination of loans held-for-sale and $294.1 million in proceeds from the sale of loans held for sale. The net income for the period was approximately $79.5 million. The adjustments for non-cash charges, including stock-based compensation, incentive fee stock compensation, amortization of deferred loan fees and discounts, amortization of deferred financing costs, amortization of net discount on MBS and amortization of premium from collateralized debt obligations decreased cash by $17.6 million. The net change in operating assets and liabilities decreased cash flows from operating activities by approximately $11.2 million. This amount is comprised of a $3.4 million increase in cash attributable to related party payable and other liabilities, and a decrease of nearly $14.6 million from accrued interest receivable, other assets and accounts payable and accrued expenses. The net change in unrealized gains on currency hedges of $2.7 million was offset by a net unrealized loss on interest rate and credit spread hedges of $10.9 million, unrealized foreign currency remeasurement loss of $4.2 million and unrealized loss of loans held for sale of $1.7 million.  Additionally, we recognized realized gains of $10.3 million from the sale of available-for-sale securities and $10.3 million from the sale of loans held for sale.  Lastly, for the nine months ended September 30, 2011, we had OTTI charges on our RMBS securities of $2.6 million.

Net cash used in investing activities for the nine months ended September 30, 2011 totaled $567.5 million and related primarily to the acquisition and origination of new loans held-for-investment of $1.0 billion, new mortgage-backed securities of $187.1 million, other investments of $37.1 million and purchased interest of approximately $0.9 million offset by proceeds received from the sale of MBS of $283.8 million, principal repayments on loans and MBS of $13.1 million and $94.8 million, respectively, MBS maturities of $11.8 million, loan maturities of $264.6 million, proceeds from the sale of loans held for investment of $5.0 million and proceeds from the sale of other investments of $2.8 million.

Net cash provided by financing activities for the nine months ended September 30, 2011 related primarily to borrowings from our secured financing facilities of $1.0 billion and gross proceeds from our common stock offering of $476.7 million, offset by dividend payments to our shareholders of $101.3 million, repayments on borrowings of $991.8 million, payment of underwriting costs of $28.3 million, distributions to non-controlling interests of $9.3 million, treasury stock purchases of $6.0 million and the payment of deferred financing costs of $2.2 million.

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

Cash Generated from Operating the Business, Including Repayments

Cash from operations is generally comprised of interest income from our investments, net of any associated financing expense, principal repayments from our investments, net of associated financing repayments, proceeds from the sale of investments, and changes in working capital balances. The scheduled and/or projected principal repayments on our investments were as follows based upon the amounts outstanding and contractual terms in effect as of September 30, 2011 (amounts in thousands):

	Scheduled Principal Repayments on Loans	Scheduled/Projected Principal Repayments on MBS	Total
Fourth Quarter 2011	$17,697	$20,269	$37,966
First Quarter 2012	$4,643	$33,698	$38,341
Second Quarter 2012	$227,586	$14,886	$242,472
Third Quarter 2012	$86,393	$13,831	$100,224
Fourth Quarter 2012	$77,447	$13,129	$90,576

Refer to the discussion below regarding our financing facilities, including maturities.

Cash and Cash Equivalents

As of September 30, 2011, we had cash and cash equivalents of $84.8 million.

Potential Liquidation of Certain RMBS and CMBS Positions

As of September 30, 2011, our investments in RMBS and CMBS were available for sale and had a fair value of $352.1 million.

Borrowings under Various Financing Arrangements

We utilize a variety of financing arrangements to finance certain assets. We generally utilize four types of financing arrangements:

(1) Repurchase Agreements:    Repurchase agreements effectively allow us to borrow against loans and securities that we own. Under these agreements, we sell our loans and securities to a counterparty and agree to repurchase the same loans and securities from the counterparty at a price equal to the original sales price plus an interest factor. The counterparty retains the sole discretion over both whether to purchase the loan and security from us and, subject to certain conditions, the market value of such loan or security for purposes of determining whether we are required to pay margin to the counterparty. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, we would be required to repay any amounts borrowed in excess of the product of (i) the revised market value multiplied by (ii) the applicable advance rate. During the term of a repurchase agreement, we receive the principal and interest on the related loans and securities and pay interest to the counterparty. As of September 30, 2011, we have various repurchase agreements, with details referenced in the table provided below.

(2) Bank Credit Facilities:    We use bank credit facilities (including term loans and revolving facilities) to finance our assets. These financings may be collateralized or non-collateralized and may involve one or more lenders. Credit facilities typically have maturities ranging from two to five years and may accrue interest at either fixed or floating rates. On December 3, 2010, we entered into a term loan credit agreement with Bank of America to finance the acquisition of a $205.0 million participation in a senior secured note, due from certain special purpose entities that were formed to hold substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties. In June 2011, we exercised a pre-existing right to convert the note into securities in order to maximize the liquidity of our investment.  We therefore reclassified the loan, which had a carrying amount of $176.6 million, from loans held for investment to mortgage-backed securities, available-for-sale, at fair value.  The initial term of our bank facility is subject to further extension based upon the satisfaction of certain conditions at or prior to the time of such extension. Bank of America retains the sole discretion, subject to certain conditions, over the market value of such note for purposes of determining whether we are required to pay margin to the Bank of America.

(3) Securitizations:    We will seek non-recourse long-term securitizations of our investments in mortgage loans, especially loan originations. The securitizations may involve the entire loan or a senior portion of our loan. Securitization generally involves conveying a pool of assets to a special purpose vehicle (or the issuing entity), which then issues one or more classes of non-recourse notes pursuant to the terms of an indenture. The notes are secured by the pool of assets. In exchange for the transfer of assets to the issuing entity, we receive cash proceeds from the sale of non-recourse notes. The securitization of our portfolio investments might magnify our exposure to losses on those portfolio investments because the retained subordinate interest in any particular overall loan would be subordinate to the loan components sold into the securitization and we would, therefore, absorb all losses sustained with respect to the overall loan before the owners of the securitization notes experience any losses with respect to the loan in question.

Summary of Financing Facilities as of September 30, 2011 (dollar amounts in thousands):

	Wells Fargo I	Wells Fargo II	Goldman Sachs	Bank of America	Wells Fargo RMBS	Deutsche Bank I	Deutsche Bank II
Facility Type	Repurchase	Repurchase	Repurchase	Bank Credit Facility	Repurchase	Repurchase	Repurchase
Revolver	No	Yes	Yes	No	Yes	Yes	Yes
Eligible Assets	Identified Loans	Identified Loans	Identified Loans	Single Borrower Secured Note	Identified RMBS	Identified Loans	Single Borrower Secured Note
Initial Maturity	May-13	Aug-13	Dec-12	Nov-13	Mar-12	Jun-12	May-12
Extended Maturity(a)	N/A	Aug-15	N/A	Nov-14	N/A	Jun-14	N/A
Pricing	LIBOR + 3%	LIBOR + 1.75% to 6%	LIBOR +1.95% to 2.25%	LIBOR + 2.35% to 2.5%	LIBOR + 1.5%	LIBOR + 1.85% to 2.5%	LIBOR + 3.5% to 5%
Minimum Loss to Trigger a Margin Call	(b)	(b)	(e)	$0	$250,000	$250,000	$0
Maximum Advance Rate on Collateral	(c)	75%	80%	(c)	(d)	85%	75%
Pledged Asset Carrying Value	$163,371	$415,814	$121,229	$174,673	$132,400	$0	$162,057
Maximum Facility Size	$109,506	$350,000	$150,000	$120,339	$100,000	$150,000	$117,383
Outstanding Balance	$109,506	$237,957	$92,243	$120,339	$38,944	$0	$5,346
Approved but Undrawn Capacity (f)	$0	$55,111	$0	$0	$42,986	$0	$112,037
Unallocated Financing Amount (g)	$0	$56,932	$57,757	$0	$18,070	$150,000	$0

(a) Subject to certain conditions as defined in facility agreement.

(b) 35 bps of aggregate outstanding principal amount.

(c) Effectively not applicable as of September 30, 2011 as there was no longer any borrowing capacity available.

(d) There is no defined maximum advance rate under this facility. The advance rates are determined separately for each repurchase transaction.

(e) Margin deficit exists if the aggregate repurchase price exceeds the aggregate sum for all assets of the product of (i) the advance rate for each asset multiplied by (ii) its fair value.

(f) Approved but undrawn capacity represents the total draw amount that has been approved by the lender related to the assets that have been pledged as collateral, less the actual amount that has been drawn.

(g) Unallocated financing amount represents the maximum facility size less the total draw capacity that has been approved by the lender.

Summary of Total Financing Facility Ending Balances as of September 30, 2011 (amounts in thousands):

Aggregate Pledged Asset Carrying Value	$1,169,544
Aggregate Maximum Facility Size	$1,097,228
Less: Aggregate Outstanding Balance	$(604,335)
Aggregate Undrawn Capacity	$492,893
Aggregate Approved but Undrawn Capacity	$210,134

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

Contractual Obligations and Commitments

Contractual obligations as of September 30, 2011 are as follows (amounts in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Secured financings, including interest payable(a)	$630,755	$148,965	$481,790	$—	$—
Liabilities of securitization trust	60,011	2,751	5,747	51,513	—
Loan funding obligations	50,192	9,942	26,250	14,000	—
Venture investment funding obligation	1,672	1,672	—	—	—
Total	$742,630	$163,330	$513,787	$65,513	$—

(a) For borrowings with variable interest rates, we used the rates in effect as of September 30, 2011 to determine the future interest payment obligations.

The table above does not include amounts due under our management agreement or derivative agreements as those contracts do not have fixed or determinable payments. Refer to footnotes 8 and 9 for obligations related to these agreements.

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2011, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities.

Dividends

On November 4, 2011, our Board of Directors declared a dividend of $0.44 per share of common stock for the quarter ended December 31, 2011.  The dividend is payable on January 13, 2012 to common shareholders of record on December 31, 2011.

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

Our Core Earnings for the three months and nine months ended September 30, 2011 were approximately $39.3 million and $106.8 million, respectively, or $0.42 and $1.28 per weighted average share, diluted. The table below provides a reconciliation of net income to Core Earnings for this period:

September 30, 2011 Reconciliation of Net Income to Core Earnings (amounts in thousands except per share data):

	Three Months Ended September 30, 2011	Per Diluted Share	Nine Months Ended September 30, 2011	Per Diluted Share
Net income attributable to Starwood Property Trust, Inc	$14,478	$0.15	$78,349	$0.94
Add back: Unrealized loss on loans held for sale at fair value	10,679	0.11	1,725	0.02
Add back: Unrealized loss on interest rate hedges	6,869	0.08	11,099	0.13
Add back/subtract: Unrealized loss (gain) on credit spread hedges	2,280	0.02	(161)	0.00
Add back: Other-than-temporary impairment	892	0.01	2,621	0.03
Add back: Unrealized foreign currency loss	9,403	0.10	4,245	0.05
Subtract: Unrealized gain on currency hedges	(8,703)	(0.09)	(2,674)	(0.03)
Add back: Management incentive fee	432	0.01	1,178	0.01
Addback: Non-cash stock-based compensation	2,991	0.03	10,432	0.13
Core Earnings	$39,321	$0.42	$106,814	$1.28

Our Core Earnings for the three months and nine months ended September 30, 2010 were approximately $27.0 million and $47.0 million, respectively, or $0.56 and $0.97 per weighted average share, diluted. The table below provides a reconciliation of net income to Core Earnings for this period:

September 30, 2010 Reconciliation of Net Income to Core Earnings (amounts in thousands except per share data):

	Three Months Ended September 30, 2010	Per Diluted Share	Nine Months Ended September 30, 2010	Per Diluted Share
Net income attributable to Starwood Property Trust, Inc.	$22,683	$0.47	$39,473	$0.81
Add back: non-cash stock-based compensation	1,779	0.04	4,685	0.10
Add back: accrued incentive fee	1,556	0.03	1,556	0.03
Add back: net unrealized foreign currency loss	1,020	0.02	1,318	0.03
Core Earnings	$27,038	$0.56	$47,032	$0.97

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

Credit Risk

We are subject to varying degrees of credit risk in connection with our investments. While we do not expect to encounter significant credit risk in our Agency MBS assets, we have exposure to credit risk on the loan assets and underlying mortgage loans in our non-Agency RMBS and CMBS portfolios as well as other assets. The Manager seeks to manage credit risk by performing deep credit fundamental analysis of potential assets. Credit risk is also addressed through the Manager’s on-going surveillance, and investments are monitored for variance from expected prepayments, defaults, severities, losses and cash flow on a monthly basis.

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

At September 30, 2011, the S&P ratings of our MBS portfolio were as follows (amounts in thousands):

S&P Rating	Carrying Value	Percentage
AA+	$148	0.0%
AA	1,290	0.4%
AA-	5,690	1.6%
A	8,226	2.3%
A -	3,705	1.1%
BBB+	368	0.1%
BBB	175	0.1%
BB+	4,991	1.4%
BB	2,947	0.8%
BB-	4,704	1.3%
B+	5,737	1.6%
B	10,486	3.0%
B-	17,653	5.0%
CCC	87,772	24.9%
CCC-	10,223	2.9%
CC	6,638	1.9%
D	3,877	1.1%
Not Rated	177,470	50.4%
Total MBS	$352,100	100.0%

At September 30, 2011, we had holdings of one security with an aggregate carrying value of $174.7 million that was not rated; however, the estimated underlying loan-to-value ratio was approximately 31%.

At December 31, 2010, the S&P ratings of our MBS portfolio were as follows (amounts in thousands):

S&P Rating	Carrying Value	Percentage
AAA	$215,722	54.2%
AA+	324	0.1%
AA-	43	0.0%
A	255	0.1%
BBB	5,369	1.3%
BBB-	1,693	0.4%
BB+	24,947	6.3%
BB	48,232	12.1%
BB-	8,563	2.2%
B+	19,565	4.9%
B	5,573	1.4%
B-	36,059	9.1%
CCC+	4,288	1.1%
CCC	14,503	3.6%
CCC-	10,640	2.7%
CC	700	0.2%
D	1,204	0.3%
Total MBS	$397,680	100.0%

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we expect to finance the acquisition and/or origination of our target assets through financings in the form of warehouse facilities, bank credit facilities (including term loans and revolving facilities), securitizations and repurchase agreements. We mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap agreements. Interest rate swap agreements are intended to serve as a hedge against future interest rate increases on our borrowings and assets.

Interest Rate Effect on Net Interest Margin

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

As of September 30, 2011, we had $127.4 million of GBP-denominated loan investments (using the September 30, 2011 spot rate of 1.5579). During 2010, we entered into a series of forward contracts whereby we agree to sell an amount of GBP for an agreed-upon amount of USD at various dates through October 2013. These forward contracts were executed to fix the USD amount of GBP-denominated cash flows we expect to receive from our GBP-denominated loans. As of September 30, 2011, we had ten such foreign exchange forward contracts with a total notional value of USD $153.8 million (using the September 30, 2011 spot rate of 1.5579).

As of September 30, 2011, we had $66.3 million of EUR-denominated loan investments (using the September 30, 2011 spot rate of 1.3417). During the first nine months of 2011, we entered into a series of forward contracts whereby we agree to sell an amount of EUR for an agreed upon amount of USD at various dates through June of 2014. These forward contracts were executed to economically fix the USD amount of EUR-denominated cash flows expected to be received by us related to our mezzanine loan in Germany. As of September 30, 2011, we had 15 such foreign exchange forward contracts with a total notional value of USD $91.0 million (using the September 30, 2011 spot rate of 1.3417).

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

Changes to Internal Control Over Financial Reporting.   No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three-month period ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

Currently, no legal proceedings are pending, threatened, or to our knowledge, contemplated against us.

Item 1A.    Risk Factors.

Set forth below is a discussion of the material changes in our risk factors as previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010:

If we fail to maintain an exception of exemption from the Investment Company Act, it could negatively affect the value of our common stock, the sustainability of our business model and our ability to make distributions to our stockholders.

The SEC recently solicited public comment on a wide range of issues relating to Section 3(c)(5)(C) of the Investment Company Act, including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies.  There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including the Division of Investment Management of the SEC providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations.  If we or our subsidiaries fail to maintain an exception of exemption from the Investment Company Act, we could, among other things, be required to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company (which, among other things, would require us to comply with the leverage constraints applicable to investment companies), any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions to our stockholders, which could, in turn, materially and adversely affect us and the market price of our common stock.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
August 1, 2011 to August 31, 2011	342,000	$17.49	342,000	$94,018	(1)

Total	342,000	$17.49	342,000	$94,018

(1)

Pursuant to the $100 million stock repurchase program authorized and announced by our Board of Directors in August 2011, the Company has repurchased a total of 342,000 shares for a total of $6.0 million. The share repurchase program expires in one year and may be suspended or discontinued at any time. A $50 million stock repurchase program authorized and announced by our

Board of Directors in June 2010 for a period of one year expired in June 2011. No stock was repurchased under this program prior to expiration.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Removed and Reserved

None.

Item 5.           Other Information

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD PROPERTY TRUST, INC.

Date: November 4, 2011	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: November 4, 2011	By:	/s/ STEW WARD
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