Form 10-K
period 2011-12-31
STARWOOD PROPERTY TRUST, INC.
filed 2012-02-29
CIK 1465128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2011, the aggregate market value of the voting stock held by non-affiliates was $1,883,004,087 based on the reported last sale price of our common stock on June 30, 2011. Shares of our common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that persons are affiliates for any other purposes.

         The number of shares of the issuer's common stock, $0.01 par value, outstanding as of February 28, 2012 was 93,185,501.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Definitive Proxy Statement to be filed on or about April 1, 2012 (the "Proxy Statement") are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

  •
  potential mismatches in the timing of asset repayments and the maturity of the associated financing agreements;

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

PART I

Item 1.    Business.

        The following description of our business should be read in conjunction with the information included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2011. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in "Risk Factors" and elsewhere in this Annual Report on Form 10-K. References in this Annual Report on Form 10-K to "we," "our," "us," or the "Company," refer to Starwood Property Trust, Inc. All amounts are in thousands (000's) except share and per share data.

General

        Starwood Property Trust, Inc. is a Maryland corporation that commenced operations on August 17, 2009, upon the completion of our initial public offering. We are focused on originating, investing in, financing and managing commercial mortgage loans and other commercial real estate debt investments, commercial mortgage-backed securities ("CMBS"), and other commercial real estate-related debt investments. In addition, we also invest in residential mortgage loans and residential mortgage-backed securities ("RMBS"). We collectively refer to commercial mortgage loans, other commercial real estate debt investments, CMBS and other commercial real estate-related debt investments as our target assets. We may also invest in commercial properties subject to net leases. We make certain investments in RMBS that we use as a primary alternative investment for our available cash.

        Our objective is to provide attractive risk-adjusted global returns to our investors over the long term, primarily through dividends and secondarily through capital appreciation. In order to achieve these objectives, we focus on asset selection and the relative value of various sectors within the debt market to construct a diversified investment portfolio designed to produce attractive returns across a variety of market conditions and economic cycles. We employ leverage, to the extent available, to fund the acquisition of our target assets, increase potential returns to our stockholders and meet our return objectives. Leverage can either be direct by utilizing private third-party financing, or indirect through originating, acquiring, or retaining subordinated mortgages, B-Notes, subordinated loan participations or mezzanine loans. Under our current repurchase agreements and bank credit facility, our total leverage may not exceed 75%, excluding the impact of bona-fide loan sales that must be accounted for as financings and consolidating any variable interest entities pursuant to accounting principles generally accepted in the United States of America ("GAAP"). We are organized as a holding company and conduct our business primarily through our various subsidiaries.

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

  •
  structuring transactions with an amount of leverage that reflects the risk of the underlying asset's cash flow stream, attempting to match the rate and duration of the financing with the underlying asset's cash flow, and hedging rate, currency, and other characteristics when we deem appropriate; and

  •
  seeking to take advantage of pricing dislocations created by distressed sellers or distressed capital structures and pursuing investments with attractive risk-reward profiles.

        In order to capitalize on the changing sets of investment opportunities that may be present in the various points of an economic cycle, we may expand or refocus our investment strategy by emphasizing investments in different parts of the capital structure and different sectors of real estate. Our investment strategy may be amended from time to time, if recommended by our Manager and approved by our board of directors, without the approval of our stockholders. In addition to our Manager making direct investments on our behalf, we may enter into joint venture, management or other agreements with persons that have special expertise or sourcing capabilities.

Financing Strategy

        Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from registering under the 1940 Act, we may finance the acquisition of our target assets, to the extent available to us, through the following methods:

  •
  sources of private financing, including long- and short-term repurchase agreements and warehouse and bank credit facilities;

  •
  loan sales, syndications, and/or securitizations; and

  •
  public offerings of our equity and/or debt securities.

        We may also utilize other sources of financing to the extent available to us.

Our Target Assets

        We invest in target assets secured primarily by U.S. collateral. We focus primarily on originating or opportunistically acquiring commercial mortgage whole loans, B-notes, mezzanine loans, preferred equity and mortgage-backed securities. We may invest in performing and non-performing mortgage loans and other real estate-related loans and debt investments, but we will not target any "near term loan to own" investments, which our Manager considers to be mortgage loans or other real estate-related loan or debt investments where the proposed originator or acquiror of any such investment has the intent and/or expectation of foreclosing on, or otherwise acquiring the real property securing the loan or investment at any time within the first 18 months of its origination or acquisition of the loan or investment. We may acquire target assets through portfolio or other acquisitions. Our Manager targets markets where it has a view on the expected cyclical recovery as well as expertise in the real estate collateral underlying the assets being acquired. We seek situations where a lender or holder of a loan or security is in a compromised situation due to the relative size of its CRE portfolio, the magnitude of non-performing loans, or regulatory/rating agency issues driven by potential capital adequacy or concentration issues. We may also invest in commercial properties subject to net leases, as well as in residential mortgage loans and RMBS.

        Our target assets include the following types of loans and other investments with respect to commercial real estate:

  •
  whole mortgage loans:  loans secured by a first mortgage lien on a commercial property that provide long-term mortgage financing to commercial property developers or owners generally having maturity dates ranging from three to ten years;

  •
  bridge loans:  whole mortgage loans secured by a first mortgage lien on a commercial property that provide interim or bridge financing to borrowers seeking short-term capital typically for the acquisition of real estate;

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

  •
  CMBS:  securities that are collateralized by commercial mortgage loans, including:

  •
  senior and subordinated investment grade CMBS,

  •
  below investment grade CMBS, and

  •
  unrated CMBS;

  •
  corporate bank debt:  term loans and revolving credit facilities of commercial real estate operating or finance companies, each of which are generally secured by such companies' assets;

  •
  corporate bonds:  debt securities issued by commercial real estate operating or finance companies that may or may not be secured by such companies' assets, including:

  •
  investment grade corporate bonds,

  •
  below investment grade corporate bonds, and

  •
  unrated corporate bonds.

        In addition, we may invest in the following types of loans and debt investments relating to real estate;

  •
  net leases:  commercial properties subject to net leases, which leases typically have longer terms than gross leases, require tenants to pay substantially all of the operating costs associated with the properties and often have contractually specified rent increases throughout their terms;

  •
  residential mortgage loans:  loans secured by a first mortgage lien on a residential property;

  •
  RMBS:  securities collateralized by residential mortgage loans, including:

  •
  Non-Agency RMBS:  RMBS that are not guaranteed by any U.S. Government agency or federally chartered corporation; and

  •
  Agency RMBS:  RMBS for which a U.S. Government agency or a federally chartered corporation guarantees payments of principal and interest on the securities.

Our Portfolio

Investment Activities

        The following table sets forth the amount of each category of commercial real estate investments we owned across various property types(1) as of December 31, 2011 (amounts in thousands):

Investment	Carrying Value	Face Amount	% Owned	Financing	Net Investment	Weighted Average Rating	Vintage
First mortgages
Loan acquisitions	$652,349	$694,600	100%	$332,191	$320,158	N/A	1989 - 2011
Loan originations	729,171	727,414	100%	451,092	278,079	N/A	2009 - 2011

Total first mortgages(2)	1,381,520	1,422,014		783,283	598,237

Subordinated mortgage loans and mezzanine loans
Loan acquisitions	649,864	713,679	100%	167,854	482,010	N/A	1999 - 2011
Loan originations	416,124	416,327	100%	—	416,124	N/A	2009 - 2011

Total subordinated debt	1,065,988	1,130,006		167,854	898,134
CMBS—AFS(3)	176,786	195,842	100%	119,004	57,782	NR(4)	2010
RMBS—AFS(3)	164,948	263,754	100%	86,575	78,373	B-	2003 - 2007
Other Investments	44,379	44,379	100%	—	44,379	N/A	N/A

	$2,833,621	$3,055,955		$1,156,716	$1,676,905

(1)
Refer to Schedule IV for details of property type.

(2)
Includes loans held-for-sale at fair value.

(3)
Commercial and residential mortgage-backed, available-for-sale ("AFS") securities.

(4)
Represents securities where the obligors are certain special purpose entities that were formed to hold substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties; the securities are not rated ("NR") but based on available public information, management estimates the loan-to-value ratio to be in the range of 39%-44% at December 31, 2011.

        As of December 31, 2011, the Company's total investment portfolio, excluding other investments, had the following characteristics based on carrying values:

Collateral Property Type		Geographic Location
Hospitality	39.9%	Northeast	12.5%
Industrial	3.8%	Mid-Atlantic	19.7%
Office	20.1%	Southeast	19.0%
Retail	21.0%	Southwest	4.8%
Residential	5.9%	Midwest	12.9%
Multi-family	3.3%	West	23.5%
Other	0.4%	International	7.6%
Mixed Use	5.6%

	100.0%		100.0%

        As of December 31, 2011, all of our investments were performing as expected.

        The following table sets forth the amount of each category of commercial real estate investments we owned across various property types as of December 31, 2010 (amounts in thousands):

Investment	Carrying Value	Face Amount	% Owned	Financing	Net Investment	Weighted Average Rating	Vintage
First mortgages
Loan acquisitions	$490,408	$525,488	100%	$326,094	$164,314	N/A	1999 - 2008
Loan originations	461,736	466,305	100%	63,086	398,650	N/A	2009 - 2010

Total first mortgages(1)	952,144	991,793		389,180	562,964

Subordinated loans and mezzanine loans
Loan acquisitions	378,112	438,729	100%	73,260	304,852	N/A	1999 - 2007
Loan originations	94,987	95,083	100%	—	94,987	N/A	2010

Total subordinated debt	473,099	533,812		73,260	399,839
CMBS—AFS(2)	275,155	275,268	81%^	171,305	103,850	AA-	2001 - 2010
RMBS—AFS(2)	122,525	140,576	100%	—	122,525	BB-	2003 - 2007
Other Investments	14,177	13,299	100%	—	14,177	N/A	N/A

	$1,837,100	$1,954,748		$633,745	$1,203,355

(1)
Includes loans held-for-sale at fair value.

(2)
Commercial and residential mortgage-backed AFS securities.

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

Loans

        Our primary focus is to build a portfolio of commercial mortgage and mezzanine loans at attractive risk adjusted returns by focusing on the underlying real estate fundamentals and credit analysis of the borrowers. During the year ended December 31, 2011, we originated 42 loans and acquired 50 loans, as summarized below (amounts in thousands):

Investment	Equity Funded	Principal Balance	Weighted Average Coupon at Closing
First mortgages held for investment	$938,312	$967,071	5.8%
Subordinated mortgages held for investment	24,750	24,750	12.3%
Mezzanine loans held for investment	555,948	580,961	7.9%
First mortgages held for sale	270,066	270,066	5.2%

Total loans originated or acquired in current year	$1,789,076	$1,842,848

        We continually monitor borrower performance and complete a detailed, loan-by-loan formal credit review on a quarterly basis. The results of this review are incorporated into our quarterly assessment of the adequacy of loan loss reserves. As of December 31, 2011, all loans were performing as expected and no allowance for loan losses was deemed necessary.

Mortgage-Backed Securities

        During the years ended December 31, 2011 and December 31, 2010, we invested $0 and $18.5 million, respectively, in various CMBS, which are secured by a single mortgage on one or more properties and were acquired on average at 96% of par. During the second quarter of 2011, we exercised a pre-existing right to convert one of our loans into a CMBS in order to maximize the liquidity of our investment. We therefore reclassified the loan, which had a carrying amount of $176.6 million, from loans held for investment to mortgage backed securities, available-for-sale, at fair value and recognized an unrealized gain of $7.9 million. As of December 31, 2011, all of the CMBS, are not rated, by Standard & Poor's Ratings Services, Inc. ("S&P") or an equivalent rating agency. The obligors are certain special purpose entities that were formed to hold substantially all of the assets of a worldwide operator of hotels, resorts, and timeshare properties. While there is limited fair value information available, management estimates the loan-to-value ratio to be in the 39%-44% range as of December 31, 2011. The $176.8 million floating rate CMBS pay an average spread of 1.75% over the index, which is the one month London Interbank Offered Rate ("LIBOR"). In the event of full extension, the spread over the index will increase from the current 1.75% to 3.3%. As of December 31, 2011, the weighted-average coupon of all CMBS is 2.05%.

        During the year ended December 31, 2011, we invested $38.7 million in RMBS, net of sales and principal payments received. As of December 31, 2011, we held 63 RMBS positions.

        The table below represents the summary of our MBS as of December 31, 2011 (amounts in thousands):

				Unrealized Gains or (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)
December 31, 2011	Purchase Amortized Cost	Credit OTTI	Recorded Amortized Cost	Non-Credit OTTI	Unrealized Gains	Unrealized Losses	Net Fair Value Adjustment	Fair Value
CMBS	$177,353	$—	$177,353	$—	$—	$(567)	$(567)	$176,786
RMBS	170,424	(6,001)	164,423	(1,310)	3,367	(1,532)	525	164,948

Total	$347,777	$(6,001)	$341,776	$(1,310)	$3,367	$(2,099)	$(42)	$341,734

December 31, 2011	Weighted- Average Coupon(1)	Weighted- Average Rating		Weighted-Average Life ("WAL") (Years)(3)
CMBS	2.1%	NR	(2)	3.5
RMBS	1.0%	B-		4.8

(1)
Generally calculated using the December 31, 2011 one-month LIBOR rate of 0.2953%.

(2)
Represents securities where the obligors are certain special purpose entities that were formed to hold substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties; the securities are not rated but the loan-to-value ratio was estimated to be in the range of 39%-44% at December 31, 2011.

(3)
Represents the WAL of each respective group of MBS. The WAL of each individual security is calculated as a fraction, the numerator of which is the sum of the timing (in years) of each expected future principal payment multiplied by the balance of the respective payment, and with a denominator equal to the sum of the expected principal payments. This calculation was made as of December 31, 2011. Assumptions for the calculation of the WAL are adjusted as necessary for changes in projected principal repayments and/or maturity dates of the MBS.

          The table below represents the summary of our MBS as of December 31, 2010 (amounts in thousands):

December 31, 2010	Cost	Unrealized Gains	Unrealized Losses	Total Fair Value Adjustment	Fair Value	Weighted Average Coupon(1)	Weighted Average Rating	Weighted Average Life (Years)
CMBS	$266,764	$9,074	$(683)	$8,391	$275,155	5.6%	AA-	1.8
RMBS	120,827	2,495	(797)	1,698	122,525	0.6%	BB-	1.3

	$387,591	$11,569	$(1,480)	$10,089	$397,680

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

        As of December 31, 2011, 46.1% of our investments were comprised of fixed rate loans and securities with a weighted-average coupon of 8.9% and weighted-average life of 4.4 years, whereas 52.4% of our investments were comprised of variable rate loans and securities with a LIBOR based index with a weighted-average spread of 3.52% and weighted-average life of 3.1 years and 1.5% of our investments represented other investments.

        As of December 31, 2010, 73.8% of our investments were comprised of fixed rate loans and securities with a weighted-average coupon of 7.8% and weighted-average life of 3.4 years, whereas 25.4% of our investments were comprised of variable rate loans and securities with a LIBOR based index with a weighted-average spread of 1.8% and weighted-average life of 3.9 years and 0.8% of our investments represented other investments.

Summary of Maturities

        As of December 31, 2011, our investment portfolio had a weighted-average maturity of 3.9 years, based on management's judgment of extension options being exercised. The table below shows the carrying value expected to mature annually over the next ten years for our investments in loans and CMBS (amounts in thousands, except number of investments maturing).

Year of Maturity	Number of Investments Maturing(1)	Scheduled repayments on Loans(2)	% of Total
2012	11	$295,132	11.2%
2013	14	392,738	15.0%
2014	15	440,239	16.8%
2015	11	310,217	11.8%
2016	29	644,761	24.6%
2017	18	280,024	10.7%
2018	1	8,502	0.3%
2019	1	3,684	0.1%
2020	2	41,496	1.6%
2021 and thereafter	19	207,501	7.9%

Total	121	$2,624,294	100.0%

(1)
Excludes other investments and RMBS.

(2)
Assumes repayment of approximately $52.4 million of projected capitalized interest over the life of the loans.

Regulation

        Our operations are subject, in certain instances, to supervision and regulation by state and federal governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things: (1) regulate credit granting activities; (2) establish maximum interest rates, finance charges and other charges; (3) require disclosures to customers; (4) govern secured transactions; and (5) set collection, foreclosure, repossession and claims- handling procedures and other trade practices. Although most states do not regulate commercial finance, certain states impose limitations on interest rates and other charges and on certain collection practices and creditor remedies, and require licensing of lenders and financiers and adequate disclosure of certain contract terms. We are also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to commercial loans. We intend to conduct our business so that neither we nor any of our subsidiaries are required to register as an investment company under the 1940 Act.

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

Leverage Policies

        We employ leverage, to the extent available, to fund the acquisition of our target assets, increase potential returns to our stockholders and meet our return objectives. Although we are not required to maintain any particular minimum leverage ratio, the amount of leverage we deploy for particular investments in our target assets depends upon our Manager's assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial and residential mortgage markets, our outlook for the level, slope, and volatility of interest rates, the credit quality of our assets, the collateral underlying our assets, and our outlook for asset spreads relative to the LIBOR curve. Under our current repurchase agreements and bank credit facility, our total leverage may not exceed 75%, excluding the impact of bona-fide loan sales that must be accounted for as financings and consolidating any variable interest entities pursuant to GAAP. As of December 31, 2011, our ratio of total debt to loans and MBS investments was 41.5%.

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

        These investment guidelines may be changed from time to time by our board of directors without the approval of our stockholders. In addition, both our Manager and our board of directors must approve any change in our investment guidelines that would modify or expand the types of assets in which we invest.

Available Information

        Our website address is www.starwoodpropertytrust.com. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other filings as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the "SEC"), and also make available on our website the charters for the Audit, Compensation, Nominating and Corporate Governance and Investment Committees of the board of directors and our Code of Business Conduct and Ethics and Code of Conduct for Principal Executive Officer and Senior Financial Officers, as well as our corporate governance guidelines. Copies in print of these documents are available upon request to our corporate Secretary at the address indicated on the cover of this report. The information on our website is not a part of, nor is it incorporated by reference into, this Annual Report on Form 10-K.

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

        We are subject to conflicts of interest arising out of our relationship with Starwood Capital Group, including our Manager. Specifically, Mr. Sternlicht, our Chief Executive Officer and the Chairman of our board of directors, Mr. Dishner, one of our directors, and certain of our executive officers are executives of Starwood Capital Group. Our Manager and executive officers may have conflicts between their duties to us and their duties to, and interests in, Starwood Capital Group and its other investment funds. Currently, Starwood Global Opportunity Fund VIII and Starwood Capital Hospitality Fund II Global (collectively, the "Starwood Private Real Estate Funds") collectively have the right to invest 25% of the equity capital proposed to be invested by any investment vehicle managed by an entity controlled by Starwood Capital Group in debt interests relating to real estate. Our co-investment rights are subject to, among other things, (i) the determination by our Manager that the proposed investment is suitable for us, and (ii) our Manager's sole discretion as to whether or not to exclude from our investment portfolio at any time any "medium-term loan to own" investment, which our Manager considers to be mortgage loans or other real estate-related loan or debt investments where the proposed originator or acquirer of any such investment has the intent and/or expectation of foreclosing on, or otherwise acquiring the real property securing the loan or investment at any time between 18 and 48 months of its origination or acquisition of the loan or investment. In addition, in the case of opportunities to invest in a portfolio of assets including both equity and debt real estate related investments, we would not have the co-investment rights described above if our Manager determines that less than 50% of the aggregate anticipated investment returns from the portfolio is expected to come from our target assets. Since we are subject to the judgment of our Manager in the application of our co-investment rights, we may not always be allocated 75% of each co-investment opportunity in our target asset classes. The Starwood Private Real Estate Funds' co-investment rights are expected to be in effect for up to three years following our initial public offering, which closed on August 17, 2009. Our independent directors periodically review our Manager's and Starwood Capital Group's compliance with the co-investment provisions described above, but they do not approve each co-investment by the Starwood Private Real Estate Funds and us unless the amount of capital we invest in the proposed co-investment otherwise requires the review and approval of our independent directors pursuant to our investment guidelines. Pursuant to the exclusivity provisions of the Starwood Private Real Estate Funds, our investment strategy may not include (i) equity interests in real estate, or (ii) "near-term loan to own" investments. These funds' exclusivity rights are expected to be in effect for up to three years following our initial public offering, which closed on August 17, 2009. Therefore, our board of directors does not have the flexibility to expand our investment strategy to include equity interests in real estate or "near-term loan to own" investments prior to the expiration of the exclusivity provisions of these Starwood Private Real Estate Funds. Our Manager, Starwood Capital Group and their respective affiliates may sponsor or manage a U.S. publicly traded investment vehicle that invests generally in real estate assets but not primarily in our target assets, or a potential competing vehicle. Our Manager and Starwood Capital Group have also agreed that for so long as the management agreement is in effect and our Manager and Starwood Capital Group are under common control, no entity controlled by Starwood Capital Group will sponsor or manage a potential competing vehicle or private or foreign competing vehicle, unless Starwood Capital Group adopts a policy that either (i) provides for the fair and equitable allocation of investment opportunities among all such vehicles and us, or (ii) provides us the right to co-invest with such vehicles, in each case subject to the suitability of each investment opportunity for the particular vehicle and us and each such vehicle's and our availability of cash for investment. To the extent that we have co-investment rights with these vehicles in the future, there can be no assurance that these future rights will entitle us to a similar percentage allocation as we currently have with respect to the Starwood Private Real Estate Funds. To the extent that our Manager and Starwood Capital Group adopt an investment allocation policy in the future, we may nonetheless compete with these vehicles for investment opportunities sourced by our Manager and Starwood Capital Group. As a result, we may either not be presented with the opportunity or may have to compete with these vehicles to acquire these investments. Some or all of our executive officers, the members of the Investment Committee of our Manager and other key personnel of our Manager would likely be responsible for selecting investments for these vehicles and they may choose to allocate favorable investments to one or more of these vehicles instead of to us.

        Our board of directors has adopted a policy with respect to any proposed investments by the covered persons in any of our target asset classes. This policy provides that any proposed investment by a covered person for his or her own account in any of our target asset classes will be permitted if the capital required for the investment does not exceed the personal investment limit. To the extent that a proposed investment exceeds the personal investment limit, we expect that our board of directors will only permit the covered person to make the investment (i) upon the approval of the disinterested directors, or (ii) if the proposed investment otherwise complies with terms of any other related party transaction policy our board of directors has adopted. Subject to compliance with all applicable laws, these individuals may make investments for their own account in our target assets which may present certain conflicts of interest not addressed by our current policies.

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

        We do not have any employees except for Andrew Sossen, our Chief Operating Officer, Executive Vice President, General Counsel and Chief Compliance Officer, and Perry Stewart Ward, our Chief Financial Officer and Treasurer, who Starwood Capital Group has seconded to us exclusively. Mr. Sossen and Mr. Ward are also employees of other entities affiliated with our Manager and, as a result, are subject to potential conflicts of interest in service as our employees and as an employees of such entities.

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

        Termination of the management agreement with our Manager without cause is difficult and costly. Our independent directors will review our Manager's performance and the management fees annually and, following the initial three-year term, the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors based upon: (i) our Manager's unsatisfactory performance that is materially detrimental to us, or (ii) a determination that the management fees payable to our Manager are not fair, subject to our Manager's right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager will be provided 180 days prior notice of any such a termination. Additionally, upon such a termination, the management agreement provides that we will pay our Manager a termination fee equal to three times the sum of the average annual base management fee and incentive fee received by our Manager during the prior 24-month period before such termination, calculated as of the end of the most recently completed fiscal quarter. These provisions may increase the cost to us of terminating the management agreement and adversely affect our ability to terminate our Manager without cause.

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

        Pursuant to the management agreement, our Manager does not assume any responsibility other than to render the services called for there under and is not responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our Manager maintains a contractual as opposed to a fiduciary relationship with us. Under the terms of the management agreement, our Manager, its officers, members, personnel, any person controlling or controlled by our Manager and any person providing sub-advisory services to our Manager will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary's stockholders or partners for acts or omissions performed in accordance with and pursuant to the management agreement, except because of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the management agreement. In addition, we have agreed to indemnify our Manager, its officers, stockholders, members, managers, directors, personnel, any person controlling or controlled by our Manager and any person providing sub-advisory services to our Manager with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts or omissions of our Manager not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the management agreement.

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

        Our financing sources currently include our credit agreement and our master repurchase agreements, which are described in Liquidity and Capital Resources and may include additional borrowings in the form of bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities, structured financing arrangements, public and private equity and debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements.

        Our access to additional sources of financing will depend upon a number of factors, over which we have little or no control, including:

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

We may incur significant debt, which will subject us to increased risk of loss and may reduce cash available for distributions to our stockholders.

        Our financing facilities currently include our credit agreement and our master repurchase agreements, which are described in Liquidity and Capital Resources. Subject to market conditions and availability, we may incur additional debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders and the lenders' and rating agencies' estimate of the stability of our investment portfolio's cash flow. Our governing documents contain no limitation on the amount of debt we may incur. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. However, under our current repurchase agreements and bank credit facility, our total leverage may not exceed 75% of total assets (as defined), as adjusted to remove the impact of bona-fide loan sales that are accounted for as financings and the consolidation of variable interest entities pursuant to GAAP. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

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

  •
  changes in the level of interest rates may affect our ability to source investments;

  •
  increases in the level of interest rates may negatively impact the value of our investments and our ability to realize gains from the disposition of assets;

  •
  increases in the level of interest rates may increase the credit risk of our assets by negatively impacting the ability of our borrower's to pay debt service on our floating rate loan assets, refinance our assets upon maturity, and can negatively impact the value of the real estate collateral supporting our investments through the impact increases in interest rates can have on property valuation capitalization rates; and

  •
  changes in interest rates and/or the differential between U.S. Dollar interest rates and those of non-dollar currencies in which we invest can adversely affect the value of our non-dollar assets and/or associated currency hedging transactions.

Any warehouse facilities that we obtain may limit our ability to acquire assets, and we may incur losses if the collateral is liquidated.

        We may utilize, if available, warehouse facilities pursuant to which we would accumulate mortgage loans in anticipation of a securitization financing, which assets would be pledged as collateral for such facilities until the securitization transaction is consummated. In order to borrow funds to acquire assets under any future warehouse facilities, we expect that our lenders there under would have the right to review the potential assets for which we are seeking financing. We may be unable to obtain the consent of a lender to acquire assets that we believe would be beneficial to us and we may be unable to obtain alternate financing for such assets. In addition, no assurance can be given that a securitization structure would be consummated with respect to the assets being warehoused. If the securitization is not consummated, the lender could liquidate the warehoused collateral and we would then have to pay any amount by which the original purchase price of the collateral assets exceeds its sale price, subject to negotiated caps, if any, on our exposure. In addition, regardless of whether the securitization is consummated, if any of the warehoused collateral is sold before the consummation, we would have to bear any resulting loss on the sale. Currently, we have no warehouse facilities in place, and no assurance can be given that we will be able to obtain one or more warehouse facilities on favorable terms, or at all.

The utilization of any of our repurchase facilities is subject to the pre-approval of the lender.

        We utilize repurchase agreements to finance the purchase of certain investments. In order to borrow funds under a repurchase agreement, the lender has the right to review the potential assets for which we are seeking financing and approve such asset in its sole discretion. Accordingly, we may be unable to obtain the consent of a lender to finance an investment and alternate sources of financing for such asset may not exist.

We are subject to margin calls from our lenders under our financing facilities.

        Subject to certain conditions, our lenders retain the sole discretion over the market value of loans and and/or securities that serve as collateral for the borrowings under our financing facilities for purposes of determining whether we are required to pay margin to such lenders.

A failure to comply with restrictive covenants in our repurchase agreements and financing facilities would have a material adverse affect on us, and any future financings may require us to provide additional collateral or pay down debt.

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

        If financial institutions with whom we seek to finance our investments require that one or more of our Manager's executives continue to serve in such capacity and if one or more of our Manager's executives are no longer employed by our Manager, it may constitute an event of default and the financial institution providing the arrangement may have acceleration rights with respect to outstanding borrowings and termination rights with respect to our ability to finance our future investments with that institution. If we are unable to obtain financing for our accelerated borrowings and for our future investments under such circumstances, we could be materially and adversely affected.

We directly or indirectly utilize non-recourse securitizations, and such structures expose us to risks that could result in losses to us.

        We utilize non-recourse securitizations of our investments in mortgage loans to the extent consistent with the maintenance of our REIT qualification and exemption from the 1940 Act, in order to generate cash for funding new investments and/or to leverage existing assets. In most instances, this involves us transferring our loans to a special purpose securitization entity in exchange for cash. In some sale transactions, we also retain a subordinated interest in the loans sold. The securitization of our portfolio investments might magnify our exposure to losses on those portfolio investments because the subordinated interest we retain in the loans sold would be subordinate to the senior interest in the loans sold, and we would, therefore, absorb all of the losses sustained with respect to a loan sold before the owners of the senior interest experience any losses. Moreover, we cannot be assured that we will be able to access the securitization market in the future, or be able to do so at favorable rates. The inability to consummate securitizations of our portfolio to finance our investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business.

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

Hedging may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.

        Subject to maintaining our qualification as a REIT, we pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity varies in scope based on the level and volatility of interest rates, exchange rates, the type of assets held and other changing market conditions. Hedging may fail to protect or could adversely affect us because, among other things:

  •
  interest rate, currency and/or credit hedging can be expensive and may result in us receiving less interest income;

  •
  available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

  •
  due to a credit loss, prepayment or asset sale, the duration of the hedge may not match the duration of the related asset or liability;

  •
  the amount of income that a REIT may earn from hedging transactions (other than hedging transactions that satisfy certain requirements of the Code or that are done through a taxable REIT subsidiary ("TRS")) to offset losses is limited by U.S. federal tax provisions governing REITs;

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

        Any hedging activity in which we engage may materially and adversely affect our results of operations and cash flows. Therefore, while we may enter into such transactions seeking to reduce risks, unanticipated changes in interest rates, credit spreads or currencies may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio positions or liabilities being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks and costs that could result in material losses.

        The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. In addition, hedging instruments involve risk because they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in significant losses.

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

        The lack of liquidity of our investments in real estate loans and investments other than certain of our investments in MBS may make it difficult for us to sell such investments if the need or desire arises. Many of the securities we purchase are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or their disposition except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws. In addition, certain investments such as B-Notes, mezzanine loans and bridge and other loans are also particularly illiquid investments due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower's default. As a result, many of our current investments are, and our future investments will be illiquid and if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our Manager has or could be attributed with material, non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

Our investments may be concentrated and are subject to risk of default.

        While we seek to diversify our portfolio of investments, we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors. Therefore, our investments in our target assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in any one region or type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly reduce our ability to pay dividends to our stockholders.

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

        We operate in a highly competitive market for investment opportunities. Our profitability depends, in large part, on our ability to acquire our target assets at attractive prices. In acquiring our target assets, we compete with a variety of institutional investors, including other REITs, commercial and investment banks, specialty finance companies, public and private funds (including other funds managed by Starwood Capital Group), commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Several other REITs have recently raised significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. Government, if we are not eligible to participate in programs established by the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, competition for investments in our target assets may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target assets may be limited in the future and we may not be able to continue to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

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

        Our investments in CMBS are subject to losses. In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or B-Note, if any, then by the "first loss" subordinated security holder (generally, the "B-Piece" buyer) and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, mezzanine loans or B-Notes, and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related MBS, there would be an increased risk of loss. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments.

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

        These investments also subject us to the risks inherent with real estate- related investments, including:

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

        Many of our investments do not conform to conventional loan standards applied by traditional lenders and either are not rated or rated as non-investment grade by the rating agencies. The non-investment grade ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers' credit history, the properties' underlying cash flow or other factors. As a result, these investments have a higher risk of default and loss than investment grade rated assets. Any loss we incur may be significant and may reduce distributions to our stockholders and adversely affect the market value of our common stock. There are no limits on the percentage of unrated or non-investment grade rated assets we may hold in our investment portfolio.

Any credit ratings assigned to our investments are subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.

        Some of our investments are rated by Moody's Investors Service, Fitch Ratings, S&P, DBRS, Inc. or Realpoint LLC. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

The B-Notes that we acquire may be subject to additional risks related to the privately negotiated structure and terms of the transaction, which may result in losses to us.

        We may invest in B-Notes. B-Notes are mortgage loans typically (1) secured by a first mortgage on a single large commercial property or group of related properties and (2) subordinated to an A-Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-Note holders after payment to the A Note holders. However, because each transaction is privately negotiated, B-Notes can vary in their structural characteristics and risks. For example, the rights of holders of B-Notes to control the process following a borrower default may vary from transaction to transaction. Further, B-Notes typically are secured by a single property and so reflect the risks associated with significant concentration. Significant losses related to our B-Notes would result in operating losses for us and may limit our ability to make distributions to our stockholders.

Our mezzanine loan assets involve greater risks of loss than senior loans secured by income-producing properties.

        We invest in mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our initial expenditure. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine loans would result in operating losses for us and may limit our ability to make distributions to our stockholders.

Bridge loans involve a greater risk of loss than traditional investment-grade mortgage loans with fully insured borrowers.

        We may acquire bridge loans secured by first lien mortgages on a property to borrowers who are typically seeking short-term capital to be used in an acquisition, construction or rehabilitation of a property, or other short-term liquidity needs. The typical borrower under a bridge loan has usually identified an undervalued asset that has been under-managed and/or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower's projections, or if the borrower fails to improve the quality of the asset's management and/or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the bridge loan, and we bear the risk that we may not recover some or all of our initial expenditure.

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

We purchase securities backed by subprime or alternative documentation residential mortgage loans, which are subject to increased risks.

        We own non-Agency RMBS backed by collateral pools of mortgage loans that have been originated using underwriting standards that are less restrictive than those used in underwriting "prime mortgage loans." These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories, mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, including increased interest rates and lower home prices, as well as aggressive lending practices, subprime mortgage loans have in recent periods experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with subprime mortgage loans and alternative documentation ("Alt A") mortgage loans, the performance of non-Agency RMBS backed by subprime mortgage loans and Alt A mortgage loans that we may acquire could be correspondingly adversely affected, which could adversely impact our results of operations, financial condition and business.

The residential mortgage loans that we acquire, and that underlie the RMBS we acquire, are subject to risks particular to investments secured by mortgage loans on residential real estate property.

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

        We may acquire non-Agency RMBS, which are backed by residential real estate property but, in contrast to Agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as Fannie Mae and Freddie Mac and, in the case of Ginnie Mae, the U.S. Government. Our investments in RMBS are subject to the risks of defaults, foreclosure timeline extension, fraud, home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal, accompanying the underlying residential mortgage loans. In the event of defaults on the residential mortgage loans that underlie our investments in Agency RMBS and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our investments and we may incur a loss on these investments.

Prepayment rates may adversely affect the value of our investment portfolio.

        The value of our investment portfolio is affected by prepayment rates on our mortgage assets. In many cases, borrowers are not prohibited from making prepayments on their mortgage loans. Prepayment rates are influenced by changes in interest rates and a variety of economic, geographic and other factors beyond our control, including, without limitation, housing and financial markets and relative interest rates on fixed rate mortgage loans, and adjustable rate mortgage loans ("ARMs"), and consequently prepayment rates cannot be predicted.

        We generally receive payments from principal payments that are made on our mortgage assets, including residential mortgage loans underlying the Agency RMBS or the non-Agency RMBS that we acquire. When borrowers prepay their residential mortgage loans faster than expected, it results in prepayments that are faster than expected on the RMBS. Faster than expected prepayments could adversely affect our profitability and our ability to recoup our cost of certain investments purchased at a premium over par value, including in the following ways:

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

        While we seek to minimize prepayment risk to the extent practical, in selecting investments we must balance prepayment risk against other risks and the potential returns of each investment. No strategy can completely insulate us from prepayment risk.

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

        In addition, Agency RMBS backed by ARMs are typically subject to lifetime interest rate caps which limit the amount an interest rate can increase through the maturity of the Agency RMBS. However, our borrowings under repurchase agreements typically are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while caps could limit the interest rates on these types of Agency RMBS. This problem is magnified for Agency RMBS backed by ARMs that are not fully indexed. Further, some Agency RMBS backed by ARMs may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we may receive less cash income on these types of Agency RMBS than we need to pay interest on our related borrowings. These factors could reduce our net interest income and cause us to suffer a loss during periods of rising interest rates.

Construction loans involve an increased risk of loss.

        We invest in construction loans. If we fail to fund our entire commitment on a construction loan or if a borrower otherwise fails to complete the construction of a project, there could be adverse consequences associated with the loan, including: a loss of the value of the property securing the loan, especially if the borrower is unable to raise funds to complete it from other sources; a borrower claim against us for failure to perform under the loan documents; increased costs to the borrower that the borrower is unable to pay; a bankruptcy filing by the borrower; and abandonment by the borrower of the collateral for the loan.

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

        Changes in interest rates affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Changes in the level of interest rates also may affect our ability to originate and acquire assets, the value of our assets and our ability to realize gains from the disposition of assets. Changes in interest rates may also affect borrower default rates. In a period of rising interest rates, our interest expense could increase, while the interest we earn on our fixed-rate debt investments would not change, adversely affecting our profitability. Our operating results depend in large part on differences between the income from our assets, net of credit losses, and our financing costs. We anticipate that for any period during which our assets are not match-funded, the income from such assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates may significantly influence our net income. Increases in these rates tend to decrease our net income and the market value of our fixed rate assets. Interest rate fluctuations resulting in our interest expense exceeding interest income would result in operating losses for us.

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

Some of our portfolio investments are recorded at fair value and, as a result, there is uncertainty as to the value of these investments.

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

        If tenants do not renew their leases as they expire, we may not be able to rent or sell the properties. Furthermore, leases that are renewed, and some new leases for properties that are re-leased, may have terms that are less economically favorable than expiring lease terms, or may require us to incur significant costs, such as renovations, tenant improvements or lease transaction costs. Negative market conditions may cause us to sell vacant properties for less than their carrying value, which could result in impairments. Any of these events could adversely affect cash flow from operations and our ability to make distributions to stockholders and service indebtedness. A significant portion of the costs of owning property, such as real estate taxes, insurance and maintenance, are not necessarily reduced when circumstances cause a decrease in rental revenue from the properties. In a weakened financial condition, tenants may not be able to pay these costs of ownership and we may be unable to recover these operating expenses from them.

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

Past or future actions of the U.S. government for the purpose of reforming and/or stabilizing the financial markets may adversely affect our business.

        In the aftermath of the financial crisis, the U.S. Government, through the Federal Reserve, the U.S. Treasury, the SEC, the Federal Housing Administration, the FDIC, and other governmental and regulatory bodies have taken or are considering taking various actions to address the financial crisis. Many aspects of these actions are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us and, more generally, the financial services and mortgage industries. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect us, whether or when such changes may be adopted, how such changes may be interpreted and enforced or how such changes may affect us. However, the costs of complying with any additional laws or regulations could have a material adverse effect on our financial condition and results of operations.

Investments outside the United States that are denominated in foreign currencies subject us to foreign currency risks, which may adversely affect our distributions and our REIT status.

        Our investments outside the United States denominated in foreign currencies subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. As a result, changes in exchange rates of any such foreign currency to U.S. dollars may affect our income and distributions and may also affect the book value of our assets and the amount of stockholders' equity.

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

        We intend to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the 1940 Act. Because we are a holding company that conducts our businesses primarily through wholly-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of "investment company" under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities we own, may not have a combined value in excess of 40% of the value of our adjusted total assets on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through our subsidiaries. In addition, the assets we and our subsidiaries may acquire are limited by the provisions of the 1940 Act and the rules and regulations promulgated under the 1940 Act, which may adversely affect our performance.

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

        The SEC recently solicited public comment on a wide range of issues relating to Section 3(c)(5)(C) of the 1940 Act, including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the 1940 Act status of REITs, including the Division of Investment Management of the SEC providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations. If we or our subsidiaries fail to maintain an exception of exemption from the 1940 Act, we could, among other things, be required to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company (which, among other things, would require us to comply with the leverage constraints applicable to investment companies), any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions to our stockholders, which could, in turn, materially and adversely affect us and the market price of our common stock.

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

        We intend to continue to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes. We have not requested nor obtained a ruling from the Internal Revenue Service (the "IRS") as to our REIT qualification. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements as described below. Accordingly, there can be no assurance that the IRS will not contend that our interests in subsidiaries or in securities of other issuers will not cause a violation of the REIT requirements.

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

REIT distribution requirements could adversely affect our ability to continue to execute our business plan.

        We generally must distribute annually at least 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to continue to make distributions to our stockholders to comply with the REIT requirements of the Code.

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

        As a result, we may find it difficult or impossible to meet distribution requirements from our ordinary operations in certain circumstances. In particular, where we experience differences in timing between the recognition of taxable income and the actual receipt of cash, the requirement to distribute a substantial portion of our taxable income could cause us to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt or (iv) make a taxable distribution of our shares, as part of a distribution in which stockholders may elect to receive shares (subject to a limit measured as a percentage of the total distribution), in order to comply with REIT requirements. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

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

        Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. In addition, in order to continue to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through our TRS or other subsidiary corporations that will be subject to corporate-level income tax at regular rates. In addition, if we lend money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to us, which could result in an even higher corporate-level tax liability. Any of these taxes would decrease cash available for distribution to our stockholders.

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

        Moreover, some of the MBS that we acquire may have been issued with original issue discount. We will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such MBS will be made. If such MBS turns out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectibility is provable.

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

        We invest in mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan's treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        The Company's headquarters are located in Greenwich, Connecticut at 591 West Putnam Avenue in office space leased by our Manager.

Item 3.    Legal Proceedings.

        Currently, no legal proceedings are pending, threatened or, to our knowledge, contemplated against us.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividends

        The Company's common stock has been listed on the New York Stock Exchange (the "NYSE") and is traded under the symbol "STWD" since its initial public offering in August 2009. The following table below sets forth the quarterly high and low prices for our common stock as reported by the NYSE, and dividends made by the Company to holders of the Company's common stock for each quarter for the years ended December 31, 2011 and 2010.

2011	High	Low	Dividend
First quarter	$23.67	$21.12	$0.42	(1)
Second quarter	$22.95	$19.82	$0.44	(2)
Third quarter	$21.25	$16.58	$0.44	(3)
Fourth quarter	$19.32	$15.89	$0.44	(4)

2010	High	Low	Dividend
First quarter	$19.99	$17.96	$0.22	(5)
Second quarter	$19.70	$16.44	$0.25	(6)
Third quarter	$20.20	$16.57	$0.33	(7)
Fourth quarter	$21.73	$19.72	$0.40	(8)

(1)
Our board of directors declared a dividend to stockholders of record on March 31, 2011 which was paid on April 15, 2011.

(2)
Our board of directors declared a dividend to stockholders of record on June 30, 2011, which was paid on July 15, 2011.

(3)
Our board of directors declared a dividend to stockholders of record on September 30, 2011, which was paid on October 14, 2011.

(4)
Our board of directors declared a dividend to stockholders of record on December 31, 2011, which was paid on January 13, 2012.

(5)
Our board of directors declared a dividend to stockholders of record on March 31, 2010 which was paid on April 15, 2010.

(6)
Our board of directors declared a dividend to stockholders of record on June 30, 2010, which was paid on July 15, 2010.

(7)
Our board of directors declared a dividend to stockholders of record on September 30, 2010, which was paid on October 15, 2010.

(8)
Our board of directors declared a dividend to stockholders of record on December 31, 2010, which was paid on January 17, 2011.

        On February 29, 2012, our board of directors declared a dividend of $0.44 per share for the period ended March 31, 2012, which dividend is payable on April 13, 2012 to common stockholders of record as of March 30, 2012.

        On February 28, 2012, the closing sale price of the common stock, as reported by the NYSE was $20.10 per share.

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

Holders

        As of February 27, 2012, there were fourteen holders of record of the Company's 93,185,501 shares of common stock issued and outstanding. The fourteen holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company which itself holds shares on behalf of the beneficial owners of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

        The information required by this item is set forth under Item 12 of this Annual Report on Form 10-K and is incorporated herein by reference.

Stock Performance Graph

CUMULATIVE TOTAL RETURN
Based upon initial investment of $100 on August 11, 2009(1)

	8/11/2009	9/30/2009	12/31/2009	3/31/2010	6/30/2010	9/30/2010	12/31/2010	3/31/2011	6/30/2011	9/30/2011	12/31/2011
Starwood Property Trust	100.00	101.30	95.00	98.17	87.49	104.26	114.80	121.43	114.07	97.88	108.80
S&P © 500	100.00	106.31	112.14	117.61	103.66	114.77	126.48	133.34	132.81	113.78	126.47
Bloomberg REIT Mortgage Index	100.00	107.60	101.07	102.23	99.94	103.09	110.27	109.82	108.58	94.75	94.39

(1)
Dividend reinvestment is assumed at quarter end.

Issuer Purchases of Equity Securities

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000's omitted)
October 1, 2011 to October 31, 2011	283,850	$16.42	283,850	$89,358	(1)

November 1, 2011 to November 30, 2011	—	—	—	89,358	(1)

December 1, 2011 to December 31, 2011	—	—	—	89,358	(1)

Total	283,850	$16.42	283,850	$89,358	(1)

(1)
Pursuant to the $100 million stock repurchase program authorized and announced by our board of directors in August 2011, the Company repurchased a total of 342,000 shares for a total of $6.0 million in August 2011. The share repurchase program expires in one year and may be suspended or discontinued at any time.

        A $50 million stock repurchase program authorized and announced by our board of directors in June 2010 for a period of one year expired in June 2011. No stock was repurchased under this program prior to expiration. There were no unregistered sales of securities during the year ended December 31, 2011.

Item 6.    Selected Financial Data.

        The following selected financial data should be read in conjunction with Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements, including the notes thereto, included elsewhere herein. All amounts are in thousands, except share and per share data.

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Period from Inception through December 31, 2009
Operating Data:
Interest income	$204,973	$93,524	$6,927
Interest expense	(28,782)	(15,788)	(1,904)

Net interest margin	176,191	77,736	5,023

Total operating expenses	(50,920)	(30,052)	(9,286)

Net income (loss)	120,608	58,842	(2,580)

Net income (loss) attributable to Starwood Property Trust, Inc.	119,377	57,046	(3,017)

Net income (loss) per share of common stock:
Basic	$1.38	$1.16	$(0.06)
Diluted	$1.38	$1.14	$(0.06)
Dividends declared per share of common stock	$1.74	$1.20	$0.11
Weighted-average shares of common stock outstanding:
Basic	84,974,604	49,138,720	47,575,634
Diluted	86,409,327	50,021,824	47,575,634
Balance Sheet Data:
Investments in securities	341,734	397,680	245,896
Investments in loans	2,447,508	1,425,243	214,521
Total assets	2,997,447	2,101,405	1,108,786
Total financing arrangements	1,156,716	633,745	171,394
Total liabilities	1,232,300	764,176	212,751
Total Starwood Property Trust, Inc. Stockholders' Equity	1,759,488	1,327,560	887,967
Total Equity	$1,765,147	$1,337,229	$896,035

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        Starwood Property Trust, Inc. (together with its subsidiaries, the "Company") is a Maryland corporation that commenced operations on August 17, 2009 upon completion of our initial public offering. We are focused on originating, investing in, financing and managing commercial mortgage loans and other commercial real estate debt investments, commercial mortgage-backed securities ("CMBS"), and other commercial real estate-related debt investments. We also invest in residential mortgage-backed securities ("RMBS"), and may invest in commercial properties subject to net leases and residential mortgage loans. We collectively refer to commercial mortgage loans, other commercial real estate debt investments, CMBS, other commercial real estate- related debt investments, commercial properties subject to net leases, and residential mortgage loans as our target assets.

        Our objective is to provide attractive risk-adjusted global returns to our investors over the long term, primarily through dividends and secondarily through capital appreciation. We employ leverage, to the extent available, to fund the acquisition of our target assets and to increase potential returns to our stockholders. In order to achieve these objectives, we are focusing on asset selection and the relative value of various sectors within the debt market to construct a diversified investment portfolio designed to produce attractive returns across a variety of market conditions and economic cycles. We are organized as a holding company that conducts its business primarily through its various subsidiaries.

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

        For the year ended December 31, 2011, we had entered into agreements or consummated transactions representing net investments of approximately $2.0 billion. Our primary business is originating and acquiring commercial mortgage related loans and securities. During the twelve months ended December 31, 2011, we acquired and originated commercial mortgage loans with an original carrying value of approximately $1.8 billion, which included the following significant items: (i) a $165.5 million origination of a first mortgage loan, mezzanine loan and corporate loan on a portfolio of six full service hotels located throughout California; (ii) an acquisition of a 90% interest in a $188 million (face amount) mezzanine loan collateralized by an ownership interest in a portfolio of ten office buildings in Northern Virginia for $156.5 million; (iii) an acquisition of a $137.8 million (face amount) mezzanine loan tranche collateralized by ownership interests in 28 hotels located throughout the U.S. for $127.1 million; (iv) an origination of a $175.0 million first mortgage collateralized by a furniture showroom located in North Carolina; (v) an origination of a $60.5 million first mortgage loan secured by two retail centers in Pennsylvania; (vi) an origination of a $34.5 million first mortgage loan secured by a multi-family apartment property located in Virginia; (vii) a discounted acquisition from a top tier international bank of a portfolio of 26 separate commercial mortgage loans with a face value of $333 million; and (viii) an acquisition of a $185 million A-note secured by a portfolio of 143 limited service hotels. We also invested $161.2 million in RMBS and $37.1 million in other investments.

        In addition, refer to significant events occurring subsequent to December 31, 2011 in Note 16 to the consolidated financial statements.

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

        Since our initial public offering, we capitalized on the dislocation in the credit markets and lack of existing capital, investing in over $4.1 billion of real estate debt at what we believe are attractive risk-adjusted returns. As the market recovery continues and competition from both traditional and new lending sources increases, our business plan is evolving away from a focus on the acquisition of assets from distressed sellers to that of a commercial real estate finance platform focused on the direct origination of real estate debt in all parts of the capital structure in both the U.S. and abroad. More specifically, in the months and years ahead, we intend to exploit this recovery in four primary ways:

  1)
  continue to opportunistically acquire distressed investment opportunities from lender/sellers and equity sponsors as they continue to address the problems associated with the large overhang of significantly overleveraged and undercapitalized real estate projects;

  2)
  provide debt and equity capital to what should be an increasing supply of moderately overleveraged and undercapitalized real estate projects in need of recapitalization as their current loans come due;

  3)
  opportunistically provide acquisition, refinance, development and expansion capital to new real estate projects in infill locations and/or attractive market niches; and

  4)
  utilize the syndication and securitization markets as a source of attractively priced, matched-term off balance sheet financing.

There can be no assurance that the recovery will continue or that we will be able to find appropriate investment opportunities.

Critical Accounting Policies and Use of Estimates

        Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made, based upon information available to us at that time. In accordance with SEC guidance, the following discussion describes the accounting policies that apply to our operations that we believe to be most critical to an investor's understanding of our financial results and condition and require complex management judgment and the use of estimates. This summary should be read in conjunction with a more complete discussion of our accounting policies included in Note 2 to the consolidated financial statements in this report.

Classification and Impairment Evaluation of Investment Securities

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

Loan Impairment

        We evaluate each loan classified as held-for-investment for impairment at least quarterly. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. If a loan is considered to be impaired, we record an allowance to reduce the carrying value of the loan to the present value of expected future cash flows discounted at the loan's contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral.

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

        Upon completion of the process above, we concluded that no loans were impaired as of December 31, 2011 or 2010. Significant judgment is required when evaluating loans for impairment, therefore, actual results over time could be materially different.

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

Derivative Instruments and Hedging Activities

        As required by GAAP, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we do not elect to apply hedge accounting. The designation of derivative contracts as hedges, the measurement of their effectiveness, and the estimate of the fair value of the contracts all may involve significant judgments by our management, and changes to those judgments could significantly impact our reported results of operations.

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

        The Company formed several TRSs in 2010 to reduce the impact of the prohibited transaction tax and to avoid penalty for the holding of assets not qualifying as real estate assets for purposes of the REIT asset tests. Any income associated with a TRS is fully taxable because a TRS is subject to federal and state income taxes as a domestic C corporation based upon its taxable income.

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

        In December 2011, the FASB issued amended guidance which will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset. This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. We are in the process of evaluating the impact that this guidance will have on the consolidated financial statement disclosures.

Results of Operations

        Net income attributable to Starwood Property Trust, Inc. for the year ended December 31, 2011 was approximately $119.4 million or $1.38 per weighted-average share of basic common stock ($1.38 diluted), more than double the $57.0 million or $1.16 per weighted-average share of basic common stock ($1.14 diluted) for the year ended December 31, 2010. The net loss for the period ended December 31, 2009 was $3.0 million or a loss of $0.06 per weighted-average share of basic and diluted common stock. For the purposes of this analysis, the period ended December 31, 2009 is excluded as it represents approximately four months of operating activity and is not comparable with 2010 and 2011. For the year ended December 31, 2011, net interest margin increased $98.5 million from the prior year, resulting from increases in interest income of $111.5 million and interest expense of $13.0 million. The increase in net interest margin is primarily due to increased investment activity. From December 31, 2010 to December 31, 2011, the carrying value of our investments in loans increased a net $1.0 billion, other investments increased a net $30.2 million and MBS securities decreased by $55.9 million. The increase in interest expense resulted primarily from the four new financing facilities entered into since December 31, 2010, with a resulting increase in the total secured financing balance outstanding of $523.9 million. As of December 31, 2011, our target portfolio of investments was generating a weighted-average levered return of 12.1% (annually compounded) and the weighted-average cost of the secured financings was 3.6%, including the impact of interest rate hedges.

        For the year ended December 31, 2011, non-investment expenses increased by $20.9 million from the prior year. The year over year increases were primarily due to increases in the base management fee of $10.1 million, stock compensation expense of $5.9 million, acquisition and investment pursuit costs of $2.2 million and general and administrative costs of $2.6 million. The increase in the base management fee was primarily due to our supplemental equity raises in December 2010 and May 2011 with net proceeds of $434.6 million and $475.4 million, respectively. In connection with the December 2010 supplemental equity raise, our Manager was granted an additional 1,075,000 restricted stock units, resulting in higher stock compensation expense in the subsequent periods. The increase in acquisition and investment pursuit costs and general and administrative expenses are primarily attributed to the Company's increased size, as well as the volume of transactions and the increase in professional fees such as legal, audit and consulting, resulting from the growing investment portfolio.

        For the year ended December 31, 2011, we had realized gains from the sale of investments of $21.0 million, of which $10.7 million related to the sale of MBS securities and other investments and $10.3 million related to the sale of loans. For the year ended December 31, 2010, we had realized gains from the sale of investments of $11.6 million, of which $2.3 million related to the sale of MBS and other investments and $9.3 million related to the sale of loans. Realized gains from MBS and other investments primarily relate to strategic sales of RMBS and CMBS in 2011 and 2010. In 2011, we sold seven loans into two separate securitization vehicles and sold two loans in a private sale and in 2010, sold three loans into a securitization vehicle, representing the realized gains on loans for each year, respectively. Refer to Note 7 to the consolidated financial statements in this Annual Report for more information on loan securitization and sale activities. For the year ended December 31, 2011, we had net gains on currency hedges of $4.5 million and unrealized foreign currency remeasurement loss of $6.5 million, compared to net losses on currency hedges of $7.5 million and unrealized foreign currency remeasurement gain of $6.1 million from the prior year. The flip in the currency hedge and foreign currency remeasurement gains and losses year over year was primarily due to volatility and the depreciation of the Euro on our Euro denominated loan as a result of the European sovereign debt crisis in 2011. For the year ended December 31, 2011, we had net losses on interest rate hedges of $27.1 million and net gains on credit spread hedges of $2.4 million. We have historically used the securitization markets as a source of advantageously priced, non-recourse, matched term financing for many of the fixed rate first mortgage loans we originate. Our business model is to originate the whole loan and either securitize or sell a senior portion of the loan, leaving us with a higher yielding subordinate loan component. Earlier in 2011, in an effort to improve the competitive position of our growing direct origination platform, we also began originating sell-all fixed rate conduit loans where the entire balance of the loan was targeted for sale into the securitization markets. The losses on interest rate hedges stem from declines in the value of our held-for-sale conduit loans and related derivatives that resulted from the extreme disruption experienced by the CMBS market since late June 2011 and have suspended our conduit platform as a result. As of December 31, 2011, we had six held-for-sale conduit loans remaining that were in an unrealized gain position of $5.8 million. OTTI charges related to our RMBS securities were $6.0 million for the year ended December 31, 2011 and other income was $2.7 million.

        The diluted per share amounts of our interest margin and expenses for the years ended December 31, 2011 and 2010 and the period ended December 31, 2009 were as follows (amounts in thousands except per share data):

	For the Year Ended				For the Period Ended
	2011	Per Diluted Share	2010	Per Diluted Share	2009	Per Diluted Share
Net interest margin:
Cash coupon received from loans	$151,009	$1.75	$65,204	$1.30	$2,141	$0.05
Constant yield adjustments on loans(1)	28,346	0.33	6,339	0.13	318	0.01
Cash coupon received from mortgage-backed securities	8,955	0.10	14,725	0.29	4,141	0.09
Constant yield adjustments on mortgage-backed securities(2)	16,663	0.19	7,256	0.15	327	0.01
Cash interest expense	(25,002)	(0.29)	(15,142)	(0.30)	(1,884)	(0.04)
Amortization of debt issuance costs	(3,780)	(0.04)	(646)	(0.01)	(20)	(0.00)

Net interest margin	176,191	2.04	77,736	1.56	5,023	0.12

Expenses:
Management fees	38,899	0.45	22,775	0.46	7,471	0.16
Acquisition and investment pursuit costs	2,571	0.03	378	0.01	66	0.00
General and administrative	9,450	0.11	6,899	0.14	1,749	0.04

Total expenses	50,920	0.59	30,052	0.61	9,286	0.20

Income before other income (expenses) and taxes	$125,271	$1.45	$47,684	$0.95	$(4,263)	$(0.08)

(1)
Represents the aggregate adjustments necessary to recognize income from loans on a constant yield basis, which is comprised primarily of discount accretion, but also includes the amortization of loan fees and costs.

(2)
Represents the aggregate adjustments necessary to recognize income from MBS on a constant yield basis, which is comprised primarily of discount accretion.

        The overall increase in net interest margin for over the three year period is due to the more full deployment of our capital during each year. Management fees per diluted share for 2011 and 2010 are higher than 2009 due to our Manager earning an incentive fee in those years. Acquisition and investment pursuit costs per diluted share have increased during the three periods due to the increased size/volume of transactions being pursued. General and administrative expenses per diluted share decreased in 2011 from 2010 as a result of our efforts to control costs such that our overhead-related costs have not increased proportionately with the equity that has been raised.

Cash Flows

  For the year ended December 31, 2011

        Cash and cash equivalents decreased by $112.8 million during the year ended December 31, 2011. The decrease resulted from cash used in investing activities of $1.0 billion, offset by cash provided from operating activities of $79.4 million and financing activities of $809.8 million.

        Net cash provided from operating activities for the year ended December 31, 2011 of approximately $79.4 million, includes $270.1 million used for the origination of loans held-for-sale and $294.1 million in proceeds from the sale of loans held for sale. The net income for the period was approximately $120.6 million. The adjustments for non-cash charges, including stock-based compensation, incentive fee stock compensation, accretion of deferred loan fees and discounts, amortization of deferred financing costs, accretion of net discount on MBS and accretion of premium from collateralized debt obligations decreased cash by $27.2 million. The net change in operating assets and liabilities decreased cash flows from operating activities by approximately $29.4 million. This amount is comprised of a $3.3 million increase in cash attributable to related party payable, and a decrease of nearly $32.7 million from accrued interest receivable, other assets, accounts payable and accrued expenses and other liabilities. The net change in unrealized gains on loans held-for-sale at fair value of $5.8 million and unrealized gains on currency hedges of $5.8 million was offset by a net unrealized loss on interest hedges of $11.3 million and unrealized foreign currency remeasurement losses of $6.5 million. Additionally, we recognized realized gains of $10.7 million from the sale of available-for-sale securities and $10.3 million from the sale of loans held for sale. Lastly, for the year ended December 31, 2011, we had OTTI charges on our RMBS securities of $6.0 million.

        Net cash used in investing activities for the year ended December 31, 2011 totaled $1.0 billion and related primarily to the acquisition and origination of new loans held-for-investment of $1.6 billion, new MBS of $208.4 million, other investments of $37.1 million, purchase of derivative contracts of $7.6 million and purchased interest of approximately $2.1 million offset by proceeds received from the sale of MBS of $287.4 million, principal repayments on loans and MBS of $26.9 million and $113.9 million, respectively, MBS maturities of $27.1 million, loan maturities of $305.3 million, proceeds from the sale of loans held for investment of $47.5 million, proceeds from the sale of other investments of $2.8 million, proceeds from other investment repayments of $0.7 million and net proceeds from the execution of treasury shorts of $0.1 million.

        Net cash provided by financing activities for the year ended December 31, 2011 related primarily to $1.6 billion of borrowings from our secured financing facilities, gross proceeds from our common stock offering of $476.7 million and contributions from non-controlling interests of $5.2 million, offset by dividend payments to our stockholders of $142.9 million, repayments on borrowings of $1.1 billion, payment of underwriting costs of $28.3 million, distributions to non-controlling interests of $9.3 million, treasury stock purchases of $10.6 million and the payment of deferred financing costs of $4.9 million.

  For the year ended December 31, 2010

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

        Net cash used in operating activities for the year ended December 31, 2010 was approximately $99.7 million, which includes $143.4 million for the purchase of loans held-for-sale. All other operating activities increased cash by $43.8 million, including approximately $1.8 million of operating income attributable to non-controlling interests. The net income for the period was approximately $58.8 million. Non-cash charges for stock-based compensation, amortization of deferred loan fees and discounts, amortization of deferred financing costs and amortization of net discount on MBS decreased cash by $5.4 million. The net change in operating assets and liabilities increased cash flows by $0.6 million and consisted of an $8.8 million increase in accounts payable and accrued expenses, related party payable and other liabilities and a decrease in interest receivables and other assets of $8.2 million. The net change in unrealized loss on currency hedges and interest rate swaps and remeasurement gain on foreign currency denominated assets of $1.4 million was offset by realized gains on the sale of loans of $9.3 million, realized gains on the sale of available-for-sale securities of $2.1 million and realized gains on the sale of other investments of $0.3 million.

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

        Net cash provided by financing activities during 2010 related primarily to the approximately $279.0 million of net proceeds from the borrowing the first repurchase agreement with Wells Fargo Bank, National Association ("Wells Fargo"), $68.5 million from the second repurchase agreement with Wells Fargo, $125.2 million from the credit agreement with Bank of America, N.A. (the "BAML Facility"), $5.0 million from a repurchase agreement with Goldman Sachs Mortgage Company, and $54.1 million of net proceeds from the loans sold to a securitization trust. In addition, proceeds from our December 2010 supplemental common stock offering of $453.8 million were offset by the payment of dividends to our shareholders of $44.3 million, repayments on borrowings of $69.4 million, payment of underwriting and offering costs of $19.0 million, payment of $4.5 million in deferred financing costs, and net distributions to non-controlling interests of $1.3 million.

Liquidity and Capital Resources

        Liquidity is a measure of our ability to meet our cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make new investments where appropriate, make distributions to our stockholders, and other general business needs. We use cash to purchase or originate investments, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations. We closely monitor our liquidity position and believe that we have sufficient liquidity to and access to liquidity to meet our financial obligations for at least the next 12 months. Our primary sources of liquidity are as follows:

Cash Generated from Operating the Business, Including Repayments

        Cash from operations is generally comprised of interest income from our investments, net of any associated financing expense, principal repayments from our investments, net of associated financing repayments, proceeds from the sale of investments, and changes in working capital balances.

Cash and Cash Equivalents

        As of December 31, 2011, we had cash and cash equivalents of $114.0 million, including $0.1 million related to borrower reserve funds maintained in an unrestricted account.

Potential Liquidation of Certain RMBS and CMBS Positions

        We regularly make certain investments in RMBS. We have restricted these RMBS investments to an amount that at all times is no greater than 10% of our total assets. Expected durations are generally 5 years or less and we have engaged a third party manager who specializes in RMBS to assist us in managing this portfolio. As of December 31, 2011, our investments in RMBS and CMBS are classified as available-for-sale and had a fair value of $164.9 million and $176.8 million, respectively.

Borrowings under Various Financing Arrangements

        We utilize a variety of financing arrangements to finance certain assets. We generally utilize three types of financing arrangements:

  1)
  Repurchase Agreements:    Repurchase agreements effectively allow us to borrow against loans and securities that we own. Under these agreements, we sell our loans and securities to a counterparty and agree to repurchase the same loans and securities from the counterparty at a price equal to the original sales price plus an interest factor. The counterparty retains the sole discretion over both whether to purchase the loan and security from us and, subject to certain conditions, the market value of such loan or security for purposes of determining whether we are required to pay margin to the counterparty. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, we would be required to repay any amounts borrowed in excess of the product of (i) the revised market value multiplied by (ii) the applicable advance rate. During the term of a repurchase agreement, we receive the principal and interest on the related loans and securities and pay interest to the counterparty. As of December 31, 2011, we have various repurchase agreements, with details referenced in the table provided below.

  2)
  Bank Credit Facilities:    We use bank credit facilities (including term loans and revolving facilities) to finance our assets. These financings may be collateralized or non-collateralized and may involve one or more lenders. Credit facilities typically have maturities ranging from two to five years and may accrue interest at either fixed or floating rates. On December 3, 2010, we entered into a term loan credit agreement with Bank of America, N.A. ("Bank of America") to finance the acquisition of a $205.0 million participation in a senior secured note, due from certain special purpose entities that were formed to hold substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties. In June 2011, we exercised a pre-existing right to convert the note into securities in order to maximize the liquidity of our investment. We therefore reclassified the loan, which had a carrying amount of $176.6 million, from loans held for investment to MBS, available-for-sale, at fair value. The initial term of our bank facility, as stated in the table below, is subject to further extension based upon the satisfaction of certain conditions at or prior to the time of such extension. Bank of America retains the sole discretion, subject to certain conditions, over the market value of such note for purposes of determining whether we are required to pay margin to the Bank of America.

  3)
  Loan Sales/Syndications/Securitizations:    We seek non-recourse long-term financing from loan sales, syndications and/or securitizations of our investments in mortgage loans. The sales/syndications/securitizations generally involve a senior portion of our loan, but may involve the entire loan. Loan sales and syndications generally involve the sale of a senior note component or participation interest to a third party lender. Securitization generally involves transferring notes to a special purpose vehicle (or the issuing entity), which then issues one or more classes of non-recourse notes pursuant to the terms of an indenture. The notes are secured by the pool of assets. In exchange for the transfer of assets to the issuing entity, we receive cash proceeds from the sale of non-recourse notes. Sales/syndications/securitizations of our portfolio investments might magnify our exposure to losses on those portfolio investments because the retained subordinate interest in any particular overall loan would be subordinate to the loan components sold and we would, therefore, absorb all losses sustained with respect to the overall loan before the owners of the senior notes experience any losses with respect to the loan in question.

Summary of Financing Facilities as of December 31, 2011 (amounts in thousands):

	Wells Fargo I	Wells Fargo II	Goldman Sachs	Bank of America	Wells Fargo III	Deutsche Bank I	Deutsche Bank II	Wells Fargo IV
Facility Type	Repurchase	Repurchase	Repurchase	Bank Credit Facility	Repurchase	Repurchase	Repurchase	Repurchase
Revolver	No	Yes	Yes	No	Yes	Yes	Yes	No
Eligible Assets	Identified Loans	Identified Loans	Identified Loans	Single Borrower Secured Note	Identified RMBS	Identified Loans	Single Borrower Secured Note	Identified Loans
Initial Maturity	May-13	Aug-13	Dec-12	Nov-13	Mar-12	Jun-12	May-12	Dec-14
Extended Maturity(a)	N/A	Aug-15	N/A	Nov-14	N/A	Jun-14	N/A	Dec-2016
Pricing	LIBOR + 3%	LIBOR + 1.75% to 6%	LIBOR +1.95% to 2.25%	LIBOR + 2.35% to 2.5%	LIBOR + 1.5% to 1.75%	LIBOR + 1.85% to 2.5%	LIBOR + 3.5% to 5%	LIBOR + 2.75%
Minimum Loss to Trigger a Margin Call	(b)	(b)	(e)	$0	$250,000	$250,000	$0	(h)
Maximum Advance Rate on Collateral	(c)	75%	80%	(c)	(d)	85%	75%	(d)
Pledged Asset Carrying Value	$162,276	$630,771	$128,593	$176,786	$136,784	$0	$164,717	$307,368
Maximum Facility Size	$108,941	$550,000	$150,000	$119,004	$100,000	$150,000	$117,383	$236,000
Outstanding Balance	$108,941	$435,267	$92,125	$119,004	$86,575	$0	$117,346	$144,258
Approved but Undrawn Capacity(f)	$0	$0	$0	$0	$0	$0	$37	$0
Unallocated Financing Amt(g)	$0	$114,732	$57,875	$0	$13,425	$150,000	$0	$91,472

(a)
Subject to certain conditions as defined in facility agreement.

(b)
35 bps of aggregate outstanding principal amount.

(c)
Effectively not applicable as of December 31, 2011 as there was no longer any borrowing capacity available.

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

(h)
Lesser of $1.0 million or 35 bps of aggregate outstanding principal amount.

Summary of Total Financing Facility Ending Balances as of December 31, 2011 (amounts in thousands):

Aggregate Pledged Asset Carrying Value	$1,707,295

Aggregate Maximum Facility Size	$1,531,328
Less: Aggregate Outstanding Balance	$(1,103,517)

Aggregate Undrawn Capacity	$427,811

Aggregate Approved but Undrawn Capacity	$37

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities

        The following scheduled and/or projected principal repayments on our investments were based upon the amounts outstanding and contractual terms of the financing facilities in effect as of December 31, 2011 (amounts in thousands):

	Scheduled Principal Repayments on Loans	Scheduled/Projected Principal Repayments on RMBS and CMBS	Projected Required Repayments of Financing	Total Scheduled Principal Repayments, net of financing
First Quarter 2012	$4,814	$19,014	$(14,084)	$9,744
Second Quarter 2012	196,218	15,596	(120,711)	91,103
Third Quarter 2012	78,853	14,522	(60,953)	32,422
Fourth Quarter 2012	42,072	13,774	(3,115)	52,731

Total	$321,957	$62,906	$(198,863)	$186,000

Other Potential Sources of Financing

        In the future, we may also use other sources of financing to fund the acquisition of our target assets, including other secured as well as unsecured forms of borrowing. We may also seek to raise further equity capital or issue debt securities in order to fund our future investments.

Leverage Policies

        We employ leverage, to the extent available, to fund the acquisition of our target assets, increase potential returns to our stockholders, or provide temporary liquidity. Leverage can be either direct by utilizing private third party financing, or indirect through originating, acquiring, or retaining subordinated mortgages, B-notes, subordinated loan participations or mezzanine loans. Although the type of leverage we deploy is dependent on the underlying asset that is being financed, we intend, when possible, to utilize leverage whose maturity is equal to or greater than the maturity of the underlying asset and minimize to the greatest extent possible exposure to the company of credit losses associated with any individual asset. In addition, we intend to mitigate the impact of potential future interest rate increases on our borrowings through utilization of hedging instruments, primarily interest rate swap agreements.

        The amount of leverage we deploy for particular investments in our target assets depends upon our Manager's assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial and residential mortgage markets, our outlook for the level, slope, and volatility of interest rates, the credit quality of our assets, the collateral underlying our assets, and our outlook for asset spreads relative to the LIBOR curve. Under our current repurchase agreements and bank credit facility, our total leverage may not exceed 75% of total assets (as defined), as adjusted to remove the impact of bona-fide loan sales that are accounted for as financings and the consolidation of variable interest entities pursuant to GAAP. As of December 31, 2011, our total debt to loan and MBS investments was 41.5%.

Contractual Obligations and Commitments

        Contractual obligations as of December 31, 2011 are as follows (amounts in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Secured financings, including interest payable(a)	$1,151,571	$427,367	$724,204	$—	$—
Liabilities of securitization trust	59,287	2,682	5,761	50,844	—
Loan funding obligations	79,659	44,901	34,758	—	—
Venture investment funding obligation	1,672	1,672	—	—	—

Total	$1,292,189	$476,622	$764,723	$50,844	$—

(a)
For borrowings with variable interest rates, we used the rates in effect as of December 31, 2011 to determine the future interest payment obligations.

        The table above does not include amounts due under our management agreement or derivative agreements as those contracts do not have fixed and determinable payments. In addition, the table above does not give effect to the subsequent events described in Note 16 to the consolidated financial statements in this report.

Off-Balance Sheet Arrangements

        As of December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2011, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities.

Dividends

        We intend to continue to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to continue to pay regular quarterly dividends to our stockholders in an amount approximating our net taxable income, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our debt. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

        Our board of directors declared a dividend of $0.42 per share of common stock for the quarter ended March 31, 2011 on March 1, 2011. The dividend was paid on April 15, 2011 to common stockholders of record as of March 31, 2011. The board also declared a dividend of $0.44 per share of common stock for the quarter ended June 30, 2011. The dividend was paid on July 15, 2011 to common stockholders of record as of June 30, 2011. The board further declared a dividend of $0.44 per share of common stock for the quarter ended September 30, 2011. The dividend was paid on October 14, 2011 to common stockholders of record as of September 30, 2011. On November 4, 2011, the board declared a dividend of $0.44 per share of common stock for the quarter ended December 31, 2011. The dividend was paid on January 13, 2012 to common stockholders of record as of December 31, 2011.

        The tax treatment for our aggregate distributions per share of common stock paid with respect to 2011 is as follows:

Record Date	Payment Date	Total 2011 Distribution Per Share	Ordinary Taxable Dividends	Taxable Qualified Dividends(1)	Capital Gain Distribution	Unrecaptured 1250 Gain(2)	Nondividend Distributions(3)
12/31/2010	1/17/2011	$0.2814	$0.1962	$0.0026	$0.0195	$—	$0.0657
3/31/2011	4/15/2011	0.4200	0.2929	0.0039	0.0291	—	0.0980
6/30/2011	7/15/2011	0.4400	0.3069	0.0041	0.0304	—	0.1027
9/30/2011	10/15/2011	0.4400	0.3069	0.0041	0.0304	—	0.1027

		$1.5814	$1.1029	$0.0147	$0.1094	$—	$0.3691

(1)
Amounts in 1b are included in 1a.

(2)
Amounts in 2b are included in 2a.

(3)
Amounts in 3 are also known as Return of Capital.

        As the Company's aggregate distributions exceeded its earnings and profits, the January 2012 distribution declared in the fourth quarter of 2011 and payable to shareholders of record as of December 31, 2011 will be treated as a 2012 distribution for federal tax purposes.

        On February 29, 2012, our board of directors declared a dividend of $0.44 per share for the first quarter of 2012, which is payable on April 13, 2012 to common stockholders of record as of March 30, 2012.

Non-GAAP Financial Measures

        Core Earnings is a non-GAAP financial measure. We calculate Core Earnings as GAAP net income (loss) excluding non-cash equity compensation expense, the incentive fee due under our management agreement, depreciation and amortization of real estate (to the extent that we own properties), any unrealized gains, losses or other non-cash items recorded in net income for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount is adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges as determined by our Manager and approved by a majority of our independent directors.

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

        Our Core Earnings (loss) for the years ended December 31, 2011 and 2010 and the period ended December 31, 2009 were approximately $146.6 million, $67.2 million and ($0.6) million respectively, or $1.70 and $1.34 per weighted-average share, diluted and ($0.01) per weighted-average share, basic. The table below provides a reconciliation of net income to Core Earnings for these periods:

Reconciliation of Net Income (Loss) to Core Earnings (Loss):

(Amounts in thousands, except per share data)	Year Ended December 31, 2011	Per Diluted Share	Year Ended December 31, 2010	Per Diluted Share	Period Ended December 31, 2009	Per Diluted Share
Net income (loss) attributable to Starwood Property Trust, Inc	$119,377	$1.38	$57,046	$1.14	$(3,017)	$(0.06)
Unrealized gain on loans held for sale at fair value	(5,760)	(0.07)	—	0.00	—	0.00
Unrealized loss on interest rate hedges	11,287	0.13	55	0.00	—	0.00
Other-than-temporary impairment	6,001	0.08	—	0.00	—	0.00
Unrealized foreign currency loss (gain)	6,518	0.08	(6,050)	(0.12)	—	0.00
Unrealized (gain) loss on currency hedges	(5,755)	(0.07)	7,383	0.15	—	0.00
Management incentive fee	1,178	0.01	1,235	0.02	—	0.00
Non-cash stock-based compensation	13,743	0.16	7,522	0.15	2,421	0.05

Core Earnings (Loss)	$146,589	$1.70	$67,191	$1.34	$(596)	$(0.01)

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

 At December 31, 2011, the S&P ratings of our MBS portfolio were as follows (amounts in thousands):

S&P Rating	Carrying Value	Percentage
AA+	$86	0.0%
AA	1,223	0.4%
AA-	5,396	1.6%
A	4,835	1.4%
A-	3,376	1.0%
BBB+	5,558	1.6%
BBB	121	0.0%
BB+	4,513	1.3%
BB	3,987	1.2%
BB-	4,400	1.3%
B+	5,293	1.5%
B	5,405	1.6%
B-	9,110	2.7%
CCC	99,446	29.1%
CC	6,344	1.9%
D	3,583	1.0%
NR	179,058	52.4%

Total MBS	$341,734	100.0%

At December 31, 2010, the S&P ratings of our MBS portfolio were as follows (amounts in thousands):

S&P Rating	Carrying Value	Percentage
AAA	$215,722	54.2%
AA+	324	0.1%
AA-	43	0.0%
A	255	0.1%
BBB	5,369	1.3%
BBB-	1,693	0.4%
BB+	24,947	6.3%
BB	48,232	12.1%
BB-	8,563	2.2%
B+	19,565	4.9%
B	5,573	1.4%
B-	36,059	9.1%
CCC+	4,288	1.1%
CCC	14,503	3.6%
CCC-	10,640	2.7%
CC	700	0.2%
D	1,204	0.3%

Total MBS	$397,680	100.0%

Interest Rate Risk

        Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we finance the acquisition and/or origination of our target assets through financings in the form of warehouse facilities, bank credit facilities (including term loans and revolving facilities), securitizations and repurchase agreements. We mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap agreements. Interest rate swap agreements are utilized to hedge against future interest rate increases on our borrowings and potential adverse changes in the value of certain assets that result from interest rate changes.

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

Interest Rate Mismatch Risk

        We have funded a portion of our acquisition of mortgage loans and MBS with borrowings that are based on LIBOR, while the interest rates on these assets may be indexed to LIBOR or another index rate, such as the one-year Constant Maturity Treasury ("CMT") index, the Monthly Treasury Average ("MTA") index or the 11th District Cost of Funds Index ("COFI"). Accordingly, any increase in LIBOR relative to one-year CMT rates, MTA or COFI may result in an increase in our borrowing costs that may not be matched by a corresponding increase in the interest earnings on these assets. Any such interest rate index mismatch could adversely affect our profitability, which may negatively impact distributions to our stockholders. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above.

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

Extension Risk

        Our Manager computes the projected weighted-average life of our assets based on assumptions regarding the rate at which the borrowers will prepay the mortgages or extend. If prepayment rates decrease in a rising interest rate environment or extension options are exercised, the life of the fixed-rate assets could extend beyond the term of the secured debt agreements. This could have a negative impact on our results of operations. In some situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

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

        As of December 31, 2011, we had $128.8 million of GBP-denominated loan investments (using the December 31, 2011 spot rate of 1.549). Our historical cost related to these investments was at a spot rate of approximately 1.471. During 2011, we entered into a series of forward contracts whereby we agree to sell an amount of GBP for an agreed-upon amount of USD at various dates through October 2013. These forward contracts were executed to fix the USD amount of GBP-denominated cash flows expected to be received by the Company related to the Company's GBP-denominated loans. As of December 31, 2011, we had 12 such foreign exchange forward contracts with a total notional value of USD $153.5 million (using December 31, 2011 spot rate of 1.549).

        As of December 31, 2011, we had $56.0 million of EUR-denominated loan investments (using the December 31, 2011 spot rate of 1.294). Our historical cost related to these investments was at a spot rate of approximately 1.429. During 2011, we entered into a series of forward contracts whereby we agreed to sell an amount of EUR for an agreed upon amount of USD at various dates through June of 2014. These forward contracts were executed to economically fix the USD amount of EUR-denominated cash flows expected to be received by us related to our mezzanine loan in Germany. As of December 31, 2011, we had 13 such foreign exchange forward contracts with a total notional value of USD $83.7 million (using the December 31, 2011 spot rate of 1.294).

Real Estate

        Commercial and residential mortgage assets are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses.

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

  •
  using hedging instruments, primarily interest rate swap agreements but also financial futures, options, interest rate cap agreements, floors and forward sales to adjust the interest rate sensitivity of our investment portfolio and our borrowings; and

  •
  using loan sales, syndications, and securitization financing to better match the maturity of our financing with the duration of our assets.

        The following table summarizes the net investment income for a 12 month period and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the LIBOR interest rate, both adjusted for the effects of our interest rate hedging activities (amounts in thousands):

Income (Expense) Subject to Interest Rate Sensitivity	Variable-rate investments and indebtedness	100 Basis Point Increase	100 Basis Point Decrease
Investment income from variable-rate investments(1)	$1,437,405	$16,028	$(8,327)
Investment expense from variable-rate indebtedness(1)	(1,156,716)	(11,035)	3,259

Net investment income from variable rate instruments	$280,689	$4,993	$5,068

Assets (Liabilities) Subject to Interest Rate Sensitivity (Par Amount)	Fixed-Rate investments and indebtedness	100 Basis Point Increase	100 Basis Point Decrease
Fair value of fixed-rate investments	$1,393,739	$(42,600)	$46,001

Net fair value of fixed-rate instruments	$1,393,739	$(42,600)	$46,001

(1)
Assumes LIBOR rate decrease does not go below 0%.

Item 8.    Financial Statements and Supplementary Data.

        All other schedules are omitted because they are not required or the required information is shown in the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Starwood Property Trust, Inc.
Greenwich, CT

        We have audited the accompanying consolidated balance sheets of Starwood Property Trust, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the years ended December 31, 2011 and 2010, and the period from August 17, 2009 (Inception) through December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 8. We also have audited the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Starwood Property Trust, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended December 31, 2011 and 2010, and the period from August 17, 2009 (Inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 29, 2012

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	As of December 31, 2011	As of December 31, 2010
Assets:
Cash and cash equivalents	$114,027	$226,854
Receivable for securities sold	—	22,214
Loans held for investment	2,268,599	1,230,783
Loans held for sale at fair value	128,593	144,163
Loans held in securitization trust	50,316	50,297
Mortgage backed securities, available-for-sale, at fair value	341,734	397,680
Other investments	44,379	14,177
Accrued interest receivable	15,176	9,564
Derivative assets	12,816	337
Other assets	21,807	5,336

Total Assets	$2,997,447	$2,101,405

Liabilities and Stockholders' Equity
Liabilities:
Payable for unsettled securities purchased	$—	$47,178
Accounts payable and accrued expenses	5,051	5,527
Related-party payable	8,348	5,050
Dividends payable	41,431	29,081
Derivative liabilities	19,652	9,400
Secured financing agreements, net	1,103,517	579,659
Collateralized debt obligation in securitization trust	53,199	54,086
Deferred offering costs	—	27,195
Other liabilities	1,102	7,000

Total Liabilities	1,232,300	764,176

Commitments and contingencies (Note 14)
Equity:
Starwood Property Trust, Inc. Stockholders' Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 93,811,351 issued and 93,185,501 outstanding as of December 31, 2011, and 71,021,342 issued and outstanding as of December 31, 2010	938	706
Additional paid-in capital	1,828,319	1,337,953
Treasury stock (625,850 and nil shares as of December 31, 2011 and December 31, 2010 respectively)	(10,642)	—
Accumulated other comprehensive (loss) income	(3,998)	8,203
Accumulated deficit	(55,129)	(19,302)

Total Starwood Property Trust, Inc. Stockholders' Equity	1,759,488	1,327,560
Non-controlling interests in consolidated subsidiaries	5,659	9,669

Total Equity	1,765,147	1,337,229

Total Liabilities and Stockholders' Equity	$2,997,447	$2,101,405

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	Period from August 17, 2009 (Inception) Through December 31, 2009
Net interest margin:
Interest income from mortgage-backed securities	$25,618	$21,981	$4,468
Interest income from loans	179,355	71,543	2,459
Interest expense	(28,782)	(15,788)	(1,904)

Net interest margin	176,191	77,736	5,023

Expenses:
Management fees (including $13,493, $7,420 and $2,393 for the years ended December 31, 2011, 2010, and the period from inception to December 31, 2009 of non-cash stock-based compensation, respectively)	38,899	22,775	7,471
Acquisition and investment pursuit costs	2,571	378	66
General and administrative (including $250, $102 and $28 of non-cash stock-based compensation, respectively)	9,450	6,899	1,749

Total operating expenses	50,920	30,052	9,286

Income (loss) before other income (expense) and income taxes	125,271	47,684	(4,263)
Interest income from cash balances	389	1,268	1,683
Other income	2,686	135	—
Other-than temporary impairment ("OTTI"), net of $1,310 recognized in other comprehensive income (loss) in 2011	(6,001)	—	—
Net gains on sales of investments	20,994	11,629	—
Net realized foreign currency (losses) gains	(902)	57	—
Net gains (losses) on currency hedges	4,491	(7,500)	—
Net losses on interest rate hedges	(27,130)	(55)	—
Net gains on credit spread hedges	2,358	—	—
Unrealized gains on loans held for sale at fair value	5,760	—	—
Unrealized foreign currency remeasurement (losses) gains	(6,518)	6,050	—

Income (loss) before income taxes	121,398	59,268	(2,580)
Income tax provision	(790)	(426)	—

Net Income (Loss)	120,608	58,842	(2,580)
Net income attributable to non-controlling interests	(1,231)	(1,796)	(437)

Net income (loss) attributable to Starwood Property Trust, Inc.	$119,377	$57,046	$(3,017)

Net income (loss) per share of common stock:
Basic	$1.38	$1.16	$(0.06)

Diluted	$1.38	$1.14	$(0.06)

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	Period from August 17, 2009 (Inception) to December 31, 2009
Net income (loss)	$120,608	$58,842	$(2,580)
Other comprehensive income (loss):
Change in fair value of cash flow hedges	205	(1,625)	—
Unrealized (loss) gain in fair value of available-for-sale securities	(11,248)	13,342	—
Reclassification adjustment for net realized gains on sale of securities	(8,298)	(2,375)	—
Reclassification for OTTI	6,001	—	—

Comprehensive income (loss)	107,268	68,184	(2,580)
Less: Comprehensive income (loss) attributable to non-controlling interests	(92)	(2,935)	437

Comprehensive Income (Loss) attributable to Starwood Property Trust, Inc.	$107,176	$65,249	$(3,017)

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(Amounts in thousands, except share data)

								Total Starwood Property Trust, Inc. Equity
	Common Stock			Treasury Stock			Accumulated other comprehensive Income
			Additional Paid-In Capital			Accumulated Deficit			Non- controlling Interests	Total Equity
	Shares	Par		Shares	Amount
Balance at August 17, 2009 (Inception)	100	$—	$1	—	$—	$—	$—	$1	$—	$1
Proceeds from public offering of common stock	46,575,000	466	931,034					931,500		931,500
Underwriting and offering costs			(57,588)					(57,588)		(57,588)
Proceeds from private placement	1,000,000	10	19,990					20,000		20,000
Cancellation of shares	(100)		(1)					(1)		(1)
Stock-based compensation	8,800		2,421					2,421		2,421
Net loss						(3,017)		(3,017)	437	(2,580)
Dividends declared						(5,349)		(5,349)		(5,349)
Contribution from non-controlling interests									50,855	50,855
Distribution to non-controlling interests									(43,224)	(43,224)

Balance at December 31, 2009	47,583,800	476	895,857	—	—	(8,366)	—	887,967	8,068	896,035
Proceeds from public offering of common stock	23,000,000	230	453,560					453,790		453,790
Underwriting and offering costs			(18,986)					(18,986)		(18,986)
Stock-based compensation	437,542		7,522					7,522		7,522
Net income						57,046		57,046	1,796	58,842
Dividends declared						(67,982)		(67,982)		(67,982)
Other comprehensive income, net							8,203	8,203	1,139	9,342
Contribution from non-controlling interests									3,002	3,002
Distribution to non-controlling interests									(4,336)	(4,336)

Balance at December 31, 2010	71,021,342	706	1,337,953	—	—	(19,302)	8,203	1,327,560	9,669	1,337,229
Proceeds from public offering of common stock	22,000,000	220	476,508					476,728		476,728
Underwriting and offering costs			(1,091)					(1,091)		(1,091)
Stock-based compensation	726,754	11	13,743					13,754		13,754
Manager incentive fee paid in stock	63,255	1	1,206					1,207		1,207
Treasury stock purchased				625,850	(10,642)			(10,642)		(10,642)
Net income						119,377		119,377	1,231	120,608
Dividends declared						(155,204)		(155,204)		(155,204)
Other comprehensive loss, net							(12,201)	(12,201)	(1,139)	(13,340)
Contribution from non-controlling interests									5,239	5,239
Distribution to non-controlling interests									(9,341)	(9,341)

Balance at December 31, 2011	93,811,351	$938	$1,828,319	625,850	$(10,642)	$(55,129)	$(3,998)	$1,759,488	$5,659	$1,765,147

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the Period from Inception to December 31, 2009
Cash Flows from Operating Activities:
Net income (loss)	$120,608	$58,842	$(2,580)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	3,780	646	20
Accretion of net discount on mortgage backed securities (MBS)	(18,071)	(7,256)	(347)
Accretion of net deferred loan fees and discounts	(26,966)	(6,339)	(318)
Accretion of premium from collateralized debt obligations	(887)	—	—
Stock-based compensation	13,743	7,522	2,421
Incentive-fee compensation	1,206	—	—
Gain on sale of available-for-sale securities	(10,653)	(2,118)	—
Gain on sale of loans	(10,314)	(9,253)	—
Gain on sale of other investments	(27)	(257)	—
Unrealized gains on loans held for sale at fair value	(5,760)	—	—
Unrealized losses on interest rate hedges	11,287	55	—
Unrealized gains (losses) on currency hedges	(5,755)	7,383	—
Unrealized foreign currency remeasurement gains (losses)	6,518	(6,050)	—
OTTI	6,001	—	—
Changes in operating assets and liabilities:
Related party payable	3,298	1,504	3,546
Accrued interest receivable, less purchased interest	(10,982)	(7,712)	(1,679)
Other assets	(15,308)	(459)	(737)
Accounts payable and accrued expenses	(476)	4,493	1,034
Other liabilities	(5,898)	2,767	4,233
Origination of held for sale loans	(270,066)	(143,439)	—
Proceeds from sale of held for sale loans	294,126	—	—

Net cash provided by (used in) operating activities	79,404	(99,671)	5,593

Cash Flows from Investing Activities:
Purchase of mortgage-backed securities	(208,382)	(204,508)	(245,607)
Proceeds from sale of mortgage-backed securities	287,356	58,313	—
Proceeds from mortgage-backed securities maturities	27,126	—	—
Mortgage-backed securities principal paydowns	113,915	38,838	58
Origination and purchase of loans held for investment	(1,558,690)	(1,208,814)	(215,353)
Loan maturities	305,316	114,717	—
Proceeds from sale of loans held for investment	47,500	38,164	—
Loan investment repayments	26,933	13,642	1,150
Purchased interest on investments	(2,111)	(3,022)	(501)
Investments in other investments	(37,088)	(15,029)	—
Return of investment from other investment	655	—	—
Proceeds from sale of other investments	2,844	1,987	—
Purchase of treasury securities	(112,619)	—	—
Proceeds from sale of treasury securities	112,741	—	—
Cash deposited as collateral under treasury securities loan agreement	(112,741)	—	—
Return of collateral under treasury securities loan agreement	112,741	—	—
Purchase of derivative contracts	(7,554)	—	—

Net cash used in investing activities	(1,002,058)	(1,165,712)	(460,253)

Cash Flows from Financing Activities:
Borrowings under secured financing agreements	1,604,029	477,705	171,579
Principal repayments on borrowings under secured financing arrangements	(1,080,171)	(69,440)	(185)
Proceeds from collateralized debt obligations in securitization trust	—	54,086	—
Payment of deferred financing costs	(4,887)	(4,463)	(343)
Proceeds from common stock offering	476,740	453,790	951,499
Payment of underwriting fees and offering costs	(28,286)	(18,986)	(30,393)
Purchase of treasury stock	(10,642)	—	—
Payment of dividends	(142,854)	(44,250)	—
Contributions from non-controlling interest owners	5,239	3,002	50,855
Distributions to non-controlling interest owners	(9,341)	(4,336)	(43,224)

Net cash provided by financing activities	809,827	847,108	1,099,788

Net (decrease) increase in cash and cash equivalents	(112,827)	(418,275)	645,128
Cash and cash equivalents, beginning of period	226,854	645,129	1

Cash and cash equivalents, end of period	$114,027	$226,854	$645,129

Supplemental disclosure of cash flow information:
Cash paid for interest	$25,193	$14,664	$1,617
Income taxes paid	$1,074	$633	—
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared, but not yet paid	$41,431	$29,081	$5,349
Unsettled securities trade receivable	—	$22,214	—
Unsettled securities trade payable	—	$47,178	—

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2011

1. Business and Organization

        Starwood Property Trust, Inc. ("the Trust," together with its subsidiaries, "we" or the "Company") is a Maryland corporation that commenced operations ("Inception") on August 17, 2009 upon the completion of our initial public offering. We are focused primarily on originating, investing in, financing and managing commercial mortgage loans and other commercial real estate debt investments. We also invest in residential mortgage-backed securities ("RMBS"). We are externally managed and advised by SPT Management, LLC (the "Manager").

        We are organized and conduct our operations to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). As such, we will generally not be subject to U.S. federal corporate income tax on that portion of our net income that is distributed to stockholders if we distribute at least 90% of our taxable income to our stockholders by prescribed dates and comply with various other requirements.

        We are organized as a holding company that conducts our business primarily through three wholly-owned subsidiaries. In 2009, we formed joint ventures (the "Joint Ventures") with Starwood Hospitality Fund II ("Hotel II") and Starwood Opportunity Fund VIII ("SOF VIII") in accordance with the co-investment and allocation agreement with our Manager. The Joint Ventures are owned 75% (and controlled) by us and are therefore consolidated into our consolidated financial statements. As of December 31, 2011, the investments held by the Joint Ventures had been sold and there were no remaining substantive operations.

        As of December 31, 2011, investments with collateral in the hospitality, retail, and office property sectors represented 39.9%, 21.0%, and 20.1% of our investment portfolio, respectively. Such allocations could materially change in the future.

2. Summary of Significant Accounting Policies

Basis of Accounting and Principles of Consolidation

        The accompanying consolidated financial statements include our accounts and those of our consolidated subsidiaries. Intercompany amounts have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The most significant and subjective estimate that we make is estimating the cash flows that we expect to receive on our investments, which has a significant impact on the amounts of interest income, credit losses (if any), and estimated fair values that we report and/or disclose.

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

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2011

2. Summary of Significant Accounting Policies (Continued)

Segment Reporting

        We are focused on originating and acquiring real estate related debt investments and currently operate in one reportable segment.

Cash and Cash Equivalents

        Cash and cash equivalents include cash in banks and short-term investments. Short-term investments are comprised of highly liquid instruments with original maturities of three months or less. The Company maintains its cash and cash equivalents in multiple financial institutions and at times these balances exceed federally insurable limits.

Debt Securities

        GAAP requires that at the time of purchase, we designate debt securities as held-to-maturity, available-for-sale, or trading depending on our investment strategy and ability to hold such securities to maturity. Held-to-maturity securities are stated at cost plus any premiums or discounts, which are amortized or accreted through the consolidated statements of operations using the effective interest method. Securities we (i) do not hold for the purpose of selling in the near-term, or (ii) may dispose of prior to maturity, are classified as available-for-sale and are carried at fair value in the accompanying financial statements. Unrealized gains or losses on available-for-sale securities are reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. As of December 31, 2011 and 2010, our commercial mortgage backed securities ("CMBS") and RMBS were classified as available-for-sale. The classification of each investment involves management's judgment, which is subject to change.

        When the estimated fair value of a security is less than its amortized cost, we consider whether there is an other-than-temporary impairment ("OTTI") in the value of the security. An impairment is deemed an OTTI if (i) we intend to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovering our cost basis, or (iii) we do not expect to recover the entire amortized cost basis of the security even if we do not intend to sell the security or believe it is more likely than not that we will be required to sell the security before recovering our cost basis. If the impairment is deemed to be an OTTI, the resulting accounting treatment depends on the factors causing the OTTI. If the OTTI has resulted from (i) our intention to sell the security, or (ii) our judgment that it is more likely than not that we will be required to sell the security before recovering our cost basis, an impairment loss is recognized in current earnings equal to the entire difference between our amortized cost basis and fair value. Whereas, if the OTTI has resulted from our conclusion that we will not recover our cost basis even if we do not intend to sell the security or believe it is more likely than not that we will be required to sell the security before recovering our cost basis, only the credit loss portion of the impairment is recorded in current earnings, and the portion of the loss related to other factors, such as changes in interest rates, continues to be recognized in accumulated other comprehensive income (loss). Following the recognition of an OTTI through earnings, a new cost basis is established for the security. Determining whether there is an OTTI may require us to exercise significant judgment and make significant assumptions, including, but not limited to, estimated cash flows, estimated prepayments, loss assumptions, and assumptions regarding changes

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2011

2. Summary of Significant Accounting Policies (Continued)

in interest rates. As a result, actual OTTI losses could differ from reported amounts. Such judgments and assumptions are based upon a number of factors, including (i) credit of the issuer or the underlying borrowers, (ii) credit rating of the security, (iii) key terms of the security, (iv) performance of the underlying loans, including debt service coverage and loan-to-value ratios, (v) the value of the collateral for the underlying loans, (vi) the effect of local, industry, and broader economic factors, and (vii) the historical and anticipated trends in defaults and loss severities for similar securities.

Loans Held for Investment

        Loans that are held for investment are carried at cost, net of unamortized acquisition premiums or discounts, loan fees, and origination and acquisition costs as applicable, unless the loans are deemed impaired.

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

        Our loans are typically collateralized by real estate. As a result, we regularly evaluate the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower. Specifically, a property's operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property's liquidation value. We also evaluate the financial wherewithal of any loan guarantors as well as the borrower's competency in managing and operating the properties. In addition, we consider the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such impairment analyses are completed and reviewed by asset management and finance personnel, who utilize various data sources, including (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrower's exit plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and discussions with market participants.

        Upon completion of the process above, we concluded that no loans were impaired as of December 31, 2011 or 2010. Significant judgment is required when evaluating loans for impairment; therefore, actual results over time could be materially different.

Loans Held for Sale

        Loans that we intend to sell or liquidate in the short-term are classified as held-for-sale and are carried at the lower of amortized cost or fair value, unless we have elected to record the loans at fair value at the time they were acquired under Financial Accounting Standards Board ("FASB") ASC Topic 825, Financial Instruments. Refer to Note 13 to the consolidated financial statements for further disclosure regarding loans held-for-sale.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2011

2. Summary of Significant Accounting Policies (Continued)

U.S. Treasury Securities Sold Short

        In February 2011, in order to hedge the impact of interest rate increases on the fair value of our RMBS portfolio, we took short positions on U.S. Treasury securities with durations similar to those expected within our RMBS portfolio. To execute our hedging strategy, we sold to a third party $112.7 million in U.S. Treasury securities that were simultaneously borrowed from our prime broker. The entire cash sale proceeds from the third party were then immediately deposited with our prime broker as collateral for the U.S. Treasury securities borrowing. On March 31, 2011, we purchased from a third party the same series of U.S. Treasury securities that had been borrowed. The securities were then immediately delivered to the prime broker in repayment of the securities borrowing, thereby settling the short position. We realized a gain from this strategy of approximately $122 thousand, which is comprised of the $194 thousand favorable movement in the prices of U.S. Treasury securities (from our short position), offset by $72 thousand of interest that accrued on the securities during the term of the borrowing and transaction costs.

Revenue Recognition

        Interest income is accrued based on the outstanding principal amount and contractual terms of our loans and securities. Discounts or premiums associated with the purchase of loans and investment securities are amortized or accreted into interest income as a yield adjustment on the effective interest method, based on expected cash flows through the expected maturity date of the security. For loans that we have not elected to record at fair value under FASB ASC Topic 825, origination fees and direct loan origination costs are also recognized in interest income over the loan term as a yield adjustment using the effective interest method. When we elect to record a loan at fair value, origination fees and direct loan costs are recorded directly in income and are not deferred.

        Upon the sale of loans or securities, the excess (or deficiency) of net proceeds over the net carrying value of such loans or securities is recognized as a realized gain (or loss).

Investments in Unconsolidated Entities

        We own non-controlling equity interests in various privately-held partnerships and limited liability companies. We use the cost method to account for investments when we (i) own five percent or less of and (ii) do not have significant influence over the underlying investees. We use the equity method to account for all other non-controlling interests in partnerships and limited liability companies. Cost method investments are initially recorded at cost and income is generally recorded when distributions are received. Equity method investments are initially recorded at cost and subsequently adjusted for our share of income or loss, as well as contributions made or distributions received.

        We also own publicly-traded equity securities of certain companies in the real estate industry. We have virtually no influence over the activities of these companies due to our minimal ownership percentages. These investments are classified as available-for-sale and are reported at fair value in the balance sheet, with unrealized gains and losses reported as a component of other comprehensive income (loss). Dividends on our available-for-sale equity securities are recorded in the statement of operations on the record date.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2011

2. Summary of Significant Accounting Policies (Continued)

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

Securitization/Sale and Financing Arrangements

        We periodically sell our financial assets, such as commercial mortgage loans, CMBS and other assets. In connection with these transactions, we may retain or acquire senior or subordinated interests in the related assets. Gains and losses on such transactions are recognized using the guidance in ASC 860-Transfers and Servicing, which is based on a financial components approach that focuses on control. Under this approach, after a transfer of financial assets that meets the criteria for treatment as a sale—legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint, and transferred control—an entity recognizes the financial assets it retains and any liabilities it has incurred, derecognizes the financial assets it has sold, and derecognizes liabilities when extinguished. We determine the gain or loss on sale of mortgage loans by allocating the carrying value of the underlying mortgage between securities or loans sold and the interests retained based on their fair values, as applicable. The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the securities or loans sold.

Acquisition and Investment Pursuit Costs

        Net costs incurred in connection with acquiring investments, as well as in pursuing unsuccessful investment acquisitions and loan originations, are charged to current earnings and not deferred.

Foreign Currency Transactions

        Our assets and liabilities denominated in foreign currencies are translated into U.S. dollars using foreign currency exchange rates at the end of the reporting period. Income and expenses are translated at the weighted-average exchange rates for each reporting period. As of December 31, 2011 and December 31, 2010, the U.S. dollar was the functional currency of all investments denominated in foreign currencies. The effects of translating the assets and any liabilities of our foreign investments are included in unrealized foreign currency remeasurement (loss) gain in the statements of operations.

Concentration of Credit Risk

        Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, CMBS, RMBS, loan investments and interest receivable. We may place cash investments in excess of insured amounts with high quality financial institutions. We perform an ongoing analysis of credit risk concentrations in its investment portfolio by evaluating exposure to various counterparties markets, underlying property types, contract terms, tenant mix and other credit metrics.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2011

2. Summary of Significant Accounting Policies (Continued)

Derivative Instruments and Hedging Activities

        GAAP provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Further, we must provide qualitative disclosures that explain our objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

        We record all derivatives in the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and have satisfied the criteria necessary to apply hedge accounting under GAAP. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We regularly enter into derivative contracts that are intended to economically hedge certain of our risks, even though the transactions may not qualify for, or we may not elect to pursue, hedge accounting. In such cases, changes in the fair value of the derivatives are recorded in earnings.

Deferred Financing Costs

        Costs incurred in connection with obtaining secured financing arrangements are capitalized and amortized over the respective loan terms of the respective facilities as a component of interest expense. As of December 31, 2011 and December 31, 2010, we had approximately $5.0 million and $4.1 million, respectively, of capitalized financing costs, net of amortization. For the years ended December 31, 2011 and 2010, approximately $3.8 million and $0.6 million, respectively, of amortization was included in interest expense on the statements of operations.

Earnings per share

        We calculate basic earnings per share by dividing net income (loss) attributable to the Company for the period by the weighted-average of shares of common stock outstanding for that period after consideration of the earnings allocated to our restricted stock and restricted stock units, which are participating securities as defined in GAAP. Diluted earnings per share takes into effect any dilutive instruments, such as restricted stock and restricted stock units, except when doing so would be anti-dilutive.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2011

2. Summary of Significant Accounting Policies (Continued)

Share-based payments

        We recognize the cost of share-based compensation and payment transactions using the same expense category as would be charged for payments in cash. The fair value of the restricted stock or restricted stock units granted is recorded to expense on a straight-line basis over the vesting period for the award, with an offsetting increase in stockholders' equity. For grants to employees and directors, the fair value is determined based upon the stock price on the grant date. For non-employee grants, the fair value is based on the stock price when the shares vest, which requires the amount to be adjusted in each subsequent reporting period based on the fair value of the award at the end of the reporting period until the award has vested.

Income Taxes

        We have elected to be taxed as a REIT and intend to comply with the Code with respect thereto. Accordingly, we will not be subject to federal income tax as long as certain asset, income, dividend distribution and stock ownership tests are met. Many of these requirements are technical and complex and if we fail to meet these requirements we may be subject to federal, state, and local income tax and penalties. A REIT's net income from prohibited transactions is subject to a 100% penalty tax. We have two taxable REIT subsidiaries ("the TRSs") where certain investments may be made and activities conducted that (i) may have otherwise been subject to the prohibited transactions tax and (ii) may not be favorably treated for purposes of complying with the various requirements for REIT qualification. The income, if any, within the TRSs is subject to federal and state income taxes as a domestic C corporation based upon the TRSs' net income. During 2011, we recorded a provision for income taxes of $0.8 million related to the activities in our TRSs. These provisions were determined using a Federal income tax rate of 34% and state income tax rate of 7.5%. During 2010, we recorded a provision for income taxes of $0.4 million related to the activities in our TRSs, based on a Federal income tax rate of 33% and state income tax rate of 7.5%. There was no income tax provision for 2009.

Underwriting Commissions and Offering Costs

        Underwriting and offering costs incurred totaled approximately $1.1 million in connection with our supplemental equity offering in May 2011, approximately $18.9 million in connection with the supplemental equity offering in December 2010, and approximately $57.6 million in connection with our initial public offering in 2009. Underwriting and offering costs are reflected as a reduction in additional paid-in capital in the statement of equity.

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

As of December 31, 2011

2. Summary of Significant Accounting Policies (Continued)

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

        In December 2011, the FASB issued amended guidance which will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset. This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. We are in the process of evaluating the impact that this guidance will have on the consolidated financial statement disclosures.

Reclassifications

        Beginning in 2011, we have separately reported the amount of acquisition and investment pursuit costs in the statement of operations. In prior periods, such amounts were included in general administrative expenses but have been reclassified to conform to the current year presentation.

3. Debt Securities

        We classified all CMBS and RMBS investments as available-for-sale as of December 31, 2011 and December 31, 2010. The CMBS and RMBS classified as available-for-sale are reported at fair value in the balance sheets with changes in fair value recorded in accumulated other comprehensive (loss) income. The tables below summarize various attributes of our investments in mortgage backed securities ("MBS") available-for-sale as of December 31, 2011 and December 31, 2010 (amounts in thousands):

				Unrealized Gains or (Losses) Recognized in Accumulated Other Comprehensive (Loss) Income
December 31, 2011	Purchase Amortized Cost	Credit OTTI	Recorded Amortized Cost	Non-Credit OTTI	Unrealized Gains	Unrealized Losses	Net Fair Value Adjustment	Fair Value
CMBS	$177,353	$—	$177,353	$—	$—	$(567)	$(567)	$176,786
RMBS	170,424	(6,001)	164,423	(1,310)	3,367	(1,532)	525	164,948

Total	$347,777	$(6,001)	$341,776	$(1,310)	$3,367	$(2,099)	$(42)	$341,734

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2011

3. Debt Securities (Continued)

December 31, 2011	Weighted Average Coupon(1)	Weighted Average Rating		Weighted Average Life ("WAL") (Years)(3)
CMBS	2.1%	NR	(2)	3.5
RMBS	1.0%	B-		4.8

(1)
Calculated using the December 31, 2011 one-month LIBOR rate of 0.2953% for floating rate securities.

(2)
Represents securities where the obligors are certain special purpose entities that were formed to hold substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties; the securities are not rated but the loan-to-value ratio was estimated to be in the range of 39%-44% at December 31, 2011.

(3)
Represents the WAL of each respective group of MBS. The WAL of each individual security or loan is calculated as a fraction, the numerator of which is the sum of the timing (in years) of each expected future principal payment multiplied by the balance of the respective payment, and with a denominator equal to the sum of the expected principal payments. This calculation was made as of December 31, 2011. Assumptions for the calculation of the WAL are adjusted as necessary for changes in projected principal repayments and/or maturity dates of the security.

December 31, 2010	Recorded Amortized Cost	Unrealized Gains	Unrealized Losses	Net Fair Value Adjustment	Fair Value	Weighted Average Coupon(1)	Weighted Average Rating	WAL (Years)
CMBS	$266,764	$9,074	$(683)	$8,391	$275,155	5.6%	AA-	1.8
RMBS	120,827	2,495	(797)	1,698	122,525	0.6%	BB-	1.3

	$387,591	$11,569	$(1,480)	$10,089	$397,680

(1)
Calculated using the December 31, 2010 one-month LIBOR rate of 0.2606% for floating rate securities.

        During the year ended December 31, 2011, the purchases and sales trades executed, as well as the principal payments received, were as follows (amounts in thousands):

	RMBS	CMBS
Purchases	$161,204	$—
Sales/Maturities	53,529	238,739
Principal payments received	69,466	44,449

        In June 2011, we exercised a pre-existing right to convert one of our loans into a CMBS in order to maximize the investment's liquidity. As a result, we reclassified the loan, which had a carrying

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2011

3. Debt Securities (Continued)

amount of $176.6 million, from loans held for investment to MBS, available-for-sale, and recognized an unrealized gain in connection with this reclassification of $7.9 million.

        During the year ended December 31, 2011, we sold various CMBS positions with aggregate gross proceeds of $211.6 million ($74.0 million after repaying related financing), which generated gains of approximately $10.0 million. Additionally, $27.1 million of our CMBS portfolio matured and were paid off during the year ended December 31, 2011.

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

        As of December 31, 2011, 100% of the CMBS are variable rate and pay interest at LIBOR plus a weighted-average spread of 1.75%. As of December 31, 2010, 5.0% of the CMBS were variable rate and paid interest at LIBOR plus a weighted-average spread of 1.30%.

        Subject to certain limitations on durations, we have allocated an amount to invest in RMBS that cannot exceed 10% of our total assets. We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.7 million and $0.4 million for the years ended December 31, 2011 and December 31, 2010, respectively, which has been recorded as an offset to interest income in the accompanying consolidated statements of operations. As of December 31, 2011, approximately $154.7 million, or 93.8%, of the RMBS are variable rate and pay interest at LIBOR plus a weighted-average spread of 0.43%. As of December 31, 2010, approximately $120.7 million, or 98.5%, of the RMBS were variable rate and pay interest at LIBOR plus a weighted-average spread of 0.31%. We purchased all of the RMBS at a discount that will be accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of these discounts.

        The following table presents the gross unrealized losses and estimated fair value of our securities that are in an unrealized loss position as of December 31, 2011 for which OTTIs (full or partial) have not been recognized in earnings (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
As of December 31, 2011	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
CMBS	$176,786	$—	$(567)	$—
RMBS	70,103	2,684	(2,444)	(399)

Total	$246,889	$2,684	$(3,011)	$(399)

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2011

3. Debt Securities (Continued)

        As of December 31, 2011 there were 42 securities with unrealized losses. After evaluating each security we determined that the impairments on 25 of these securities, all of which are non-agency and whose impairments totaled $4.7 million, were other-than-temporary. Credit losses represented $3.4 million of this total, which we calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our amortized cost basis. For the year ended December 31, 2011, our aggregate MBS credit losses (as reported in the statement of operations) were $6.0 million. We further determined that none of the 17 remaining securities were other-than-temporarily impaired. We considered a number of factors in reaching this conclusion, including that we did not intend to sell any individual security, it was not considered more likely than not that we would be forced to sell any individual security prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Significant judgment is required is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or impairments could be materially different from what is currently projected and/or reported.

        The following table presents the gross unrealized losses and estimated fair value of our securities that are in an unrealized loss position as of December 31, 2010 (amounts in thousands).

As of December 31, 2010	Estimated Fair Value	Unrealized Losses
CMBS	$19,023	$(683)
RMBS	25,729	(797)

Total	$44,752	$(1,480)

4. Loans

        Our investments in loans held-for-investment are accounted for at amortized cost and the loans held-for-sale are accounted for at the lower of cost or fair value, unless we elect to record such loans at fair value. The following table summarizes our investments in loans by subordination class as of December 31, 2011 and December 31, 2010 (amounts in thousands):

December 31, 2011	Carrying Value	Face Amount	Weighted Average Coupon	WAL (years)(2)
First mortgages	$1,202,611	$1,248,549	6.6%	3.2
Subordinated mortgages(1)	437,163	487,175	7.4%	4.1
Mezzanine loans	628,825	642,831	8.4%	3.0

Total loans held for investment	2,268,599	2,378,555
First mortgages held for sale at fair value	128,593	122,833	5.9%	8.9
Loans held in securitization trust	50,316	50,632	5.0%	3.7

Total Loans	$2,447,508	$2,552,020

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2011

4. Loans (Continued)

December 31, 2010	Carrying Value	Face Amount	Weighted Average Coupon	WAL (years)(2)
First mortgages	$757,684	$797,154	6.9%	3.3
Subordinated mortgages(1)	406,410	465,929	6.6%	4.9
Mezzanine loans	66,689	67,883	10.8%	4.8

Total loans held for investment	1,230,783	1,330,966
First mortgages held for sale at fair value	144,163	143,901	5.7%	4.9
Loans held in securitization trust	50,297	50,738	5.0%	4.2

Total Loans	$1,425,243	$1,525,605

(1)
Subordinated mortgages include (i) subordinated mortgages that we retain after having sold first mortgage positions related to the same collateral, (ii) B-Notes, and (iii) subordinated loan participations.

(2)
Represents the WAL of each respective group of loans. The WAL of each individual loan is calculated as a fraction, the numerator of which is the sum of the timing (in years) of each expected future principal payment multiplied by the balance of the respective payment, and with a denominator equal to the sum of the expected principal payments. This calculation was made as of December 31, 2011. Assumptions for the calculation of the WAL are adjusted as necessary for changes in projected principal repayments and/or maturity dates of the loan.

        As of December 31, 2011, approximately $1.1 billion, or 45.2% of the loans are variable rate and pay interest at LIBOR plus a weighted-average spread of 4.33%. Of the approximately $1.1 billion of floating rate loans, $264.0 million pay interest using one-month LIBOR (0.2953%), $143.4 million pay interest using three-month LIBOR (0.5810%), $134.0 million pay interest using one-month Citibank LIBOR (0.2700%), $7.1 million pay interest using three-month Citibank LIBOR (0.5600%), $6.0 million pay interest using six-month Citibank LIBOR (0.7800%), and $551.3 million pay interest using a LIBOR floor (0.5%-2.0%). As of December 31, 2010, approximately $332.7 million, or 23.3% of the loans are variable rate and pay interest at LIBOR plus a weighted-average spread of 2.3%. Of the approximately $332.7 million of floating rate loans, $211.5 million pay interest using one-month LIBOR (0.2606%) and $121.2 million pay interest using three-month LIBOR (0.3028%).

        As described in Note 2, we evaluate each of our loans for impairment at least quarterly. Our loans are typically collateralized by real estate. As a result, we regularly evaluate the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower. Specifically, a property's operating results and any cash reserves are analyzed and used to assess (i) whether cash flow from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan at maturity, and/or (iii) the property's liquidation value. We also evaluate the financial wherewithal of any loan guarantors as well as the borrower's competency in managing and operating the properties. In addition, we consider the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such impairment

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2011

4. Loans (Continued)

analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including (i) periodic financial data such as property operating statements, occupancy, tenant profile, rental rates, operating expenses, the borrower's exit plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and discussions with market participants.

        Our evaluation process as described above produces an internal risk rating of between 1 and 5, which is a weighted-average of the numerical ratings in the following categories: (i) sponsor capability and financial condition, (ii) loan and collateral performance relative to underwriting, (iii) quality and stability of collateral cash flows, and (iv) loan structure. We utilize the overall risk ratings as a concise means to monitor any credit migration on a loan as well as on the whole portfolio. While the overall risk rating is not the sole factor we use in determining whether a loan is impaired, a loan with a higher overall risk rating would tend to have more adverse indicators of impairment, and therefore would be more likely to experience a credit loss.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2011

4. Loans (Continued)

        The rating categories generally include the characteristics described below, but these are utilized as guidelines and therefore not every loan will have all of the characteristics described in each category:

Rating	Characteristics
1	• Sponsor capability and financial condition—Sponsor is highly rated or investment grade or, if private, the equivalent thereof with significant management experience.
• Loan collateral and performance relative to underwriting—The collateral has surpassed underwritten expectations.
• Quality and stability of collateral cash flows—Occupancy is stabilized, the property has had a history of consistently high occupancy, and the property has a diverse and high quality tenant mix.
• Loan structure—Loan-to-collateral value ratio ("LTV") does not exceed 65%. The loan has structural features that enhance the credit profile.
2	• Sponsor capability and financial condition—Strong sponsorship with experienced management team and a responsibly leveraged portfolio.
• Loan collateral and performance relative to underwriting—Collateral performance equals or exceeds underwritten expectations and covenants and performance criteria are being met or exceeded.
• Quality and stability of collateral cash flows—Occupancy is stabilized with a diverse tenant mix.
• Loan structure—LTV does not exceed 70% and unique property risks are mitigated by structural features.
3	• Sponsor capability and financial condition—Sponsor has historically met its credit obligations, routinely pays off loans at maturity, and has a capable management team.
• Loan collateral and performance relative to underwriting—Property performance is consistent with underwritten expectations.
• Quality and stability of collateral cash flows—Occupancy is stabilized, near stabilized, or is on track with underwriting.
• Loan structure—LTV does not exceed 80%.
4	• Sponsor capability and financial condition—Sponsor credit history includes missed payments, past due payment, and maturity extensions. Management team is capable but thin.

•

Loan collateral and performance relative to underwriting—Property performance lags behind underwritten expectations. Performance criteria and loan covenants have required occasional waivers. A sale of the property may be necessary in order for the borrower to pay off the loan at maturity.

• Quality and stability of collateral cash flows—Occupancy is not stabilized and the property has a large amount of rollover.
• Loan structure—LTV is 80% to 90%.
5	• Sponsor capability and financial condition—Credit history includes defaults, deeds-in-lieu, foreclosures, and/or bankruptcies.

•

Loan collateral and performance relative to underwriting—Property performance is significantly worse than underwritten expectations. The loan is not in compliance with loan covenants and performance criteria and may be in default. Sale proceeds would not be sufficient to pay off the loan at maturity.

• Quality and stability of collateral cash flows—The property has material vacancy and significant rollover of remaining tenants.
• Loan structure—LTV exceeds 90%.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2011

4. Loans (Continued)

        As of December 31, 2011, the risk ratings by class of loan were as follows (amounts in thousands):

	Balance Sheet Classification
	Loans Held for Investment			Loans Held for Sale
Risk Rating Category	First Mortgages	Subordinated Mortgages	Mezzanine Loans	First Mortgages	Loans held in Securitization Trust	Total
1	$—	$—	$—	$—	$—	$—
2	108,900	131,281	139,167	89,760	13,193	482,301
3	1,054,717	251,788	481,982	38,833	37,123	1,864,443
4	38,994	54,094	7,676	—	—	100,764
5	—	—	—	—	—	—

	$1,202,611	$437,163	$628,825	$128,593	$50,316	$2,447,508

        After completing our analysis of each loan, including the resulting risk ratings as described above, we concluded that no allowance for loan losses was necessary as of December 31, 2011 or December 31, 2010.

        For the year ended December 31, 2011, the activity in our loan portfolio (including loans held-for-sale) was as follows (amounts in thousands):

Balance December 31, 2010	$1,425,243
Acquisitions/originations	1,782,964
Additional funding	45,792
Capitalized interest(1)	7,485
Basis of loans sold	(331,312)
Loan maturities	(305,316)
Transfer out—loan converted to a security	(176,635)
Principal repayments	(26,933)
Discount accretion /premium amortization	26,966
Unrealized foreign currency remeasurement loss	(6,506)
Unrealized gains on loans held for sale at fair value	5,760

Balance December 31, 2011,	$2,447,508

(1)
Represents accrued interest income on loans whose terms do not require current payment of interest.

        As disclosed above, we acquired or originated $1.8 billion in loans for the year ended December 31, 2011, which included (i) a $165.5 million origination of a first mortgage loan, mezzanine loan and corporate loan on a portfolio of six full service hotels located throughout California; (ii) an acquisition of 90% interest in a $188 million (face amount) mezzanine loan collateralized by an ownership interest in a portfolio of ten office buildings in Northern Virginia for $156.5 million; (iii) an acquisition of a $137.8 million (face amount) mezzanine loan tranche collateralized by ownership interests in 28 hotels located throughout the U.S. for $127.1 million; (iv) an origination of a

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2011

4. Loans (Continued)

$175.0 million first mortgage collateralized by a furniture showroom located in North Carolina; (v) an origination of a $60.5 million first mortgage loan secured by two retail centers in Pennsylvania; (vi) an origination of a $34.5 million first mortgage loan secured by a multi-family apartment property located in Virginia; (vii) a discounted acquisition from a top tier international bank of a portfolio of 26 separate commercial mortgage loans with a face value of $333 million; and (viii) an acquisition of a $185 million A-note secured by a portfolio of 143 limited service hotels.

        For the year ended December 31, 2010, the activity in our loan portfolio was as follows (amounts in thousands):

Balance December 31, 2009	$214,521
Acquisitions/originations	1,352,253
Capitalized interest(1)	3,323
Carrying amount of loans sold	(28,911)
Loan maturities	(114,717)
Principal repayments	(13,642)
Discount/premium amortization	6,339
Unrealized foreign currency remeasurement gain	6,077

Balance December 31, 2010	$1,425,243

(1)
Represents accrued interest income on loans whose terms do not require current payment of interest.

        From Inception through December 31, 2009, the activity in our loan portfolio was as follows (amounts in thousands):

Balance at Inception	$—
Originations/acquisitions	215,048
Additional fundings(1)	305
Principal pay downs	(1,150)
Discount/premium amortization	318
Provision for credit losses	—

Balance December 31, 2009	$214,521

(1)
Represents accrued interest income on loans whose terms do not require current payment of interest.

5. Other Investments

        In January 2010, we committed $6.3 million to acquire a 5.6% interest in a privately-held limited liability company formed to acquire assets of a commercial real estate debt management and servicing business primarily for the opportunity to participate in debt opportunities arising from the venture's special servicing business (the "Participation Right"). In May 2010, we made an additional $3.4 million commitment to the venture to maintain at least a 5% ownership and its corresponding Participation

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2011

5. Other Investments (Continued)

Right. Because we do not have control or significant influence over the venture, the investment is accounted for under the cost method. As of December 31, 2011, we had funded $8.0 million of our commitment. For the year ended December 31, 2011 we recognized income of $1.1 million related to this investment which is included in other income on the consolidated statements of operations. There was no income for the year ended December 31, 2010 and the period from Inception through December 31, 2009.

        Through December 31, 2011, we had purchased a net total of $13.8 million ($9.3 million of which was purchased during the year ended December 31, 2011) of publicly traded equity securities that are classified as available-for-sale and carried at fair value with changes in fair value recorded to other comprehensive income (loss). For the years ended December 31, 2011 and 2010, we had an unrealized loss of $2.5 million and unrealized gain of $0.9 million related to these investments, respectively. For the years ended December 31, 2011 and 2010, we recognized dividend income of $0.8 million and $0.1 million, respectively, which is included in other income in the consolidated statements of operations. For the period from Inception through December 31, 2009, we did not own any publicly traded equity securities. All of the equity securities have been in an unrealized loss position for less than 12 months and are not other-than-temporarily impaired.

        In June 2011, we acquired a non-controlling 49% interest in a privately-held limited liability company for $25.5 million, which is accounted for under the equity method. The entity owns a mezzanine loan participation, and our share of earnings for the year ended December 31, 2011 was $1.1 million, which is included in other income on the consolidated statement of operations.

6. Secured Financing Agreements

        On March 31, 2010, Starwood Property Mortgage Sub-1, L.L.C. ("SPM Sub-1"), our indirect wholly-owned subsidiary, entered into a Master Repurchase and Securities Contract (the "Wells Repurchase Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"). The Wells Repurchase Agreement is secured by approximately $162.3 million of the diversified loan portfolio purchased from Teachers Insurance and Annuity Association of America on February 26, 2010 ("the TIAA Portfolio"). The Wells Repurchase Agreement provides for asset purchases of up to $108.9 million. Advances under the Wells Repurchase Agreement accrue interest at a per annum pricing rate equal to the sum of one-month LIBOR plus the pricing margin of 3.0%. If an event of default (as such term is defined in the Wells Repurchase Agreement) occurs and is continuing, amounts borrowed may become due and payable and interest accrues at the default rate, which is equal to the pricing rate plus 4.0%. The maturity date of the Wells Repurchase Agreement is May 31, 2013. The Wells Repurchase Agreement allowed for advances through May 31, 2010. As of December 31, 2011, $108.9 million was outstanding under the Wells Repurchase Agreement and the carrying value of the pledged collateral was $162.3 million. The Company guarantees certain of the obligations of SPM Sub-1 under the Wells Repurchase Agreement up to maximum liability of 25% of the then currently outstanding repurchase price of all purchased assets.

        On August 6, 2010, Starwood Property Mortgage Sub-2, L.L.C. ("SPM Sub-2"), our indirect wholly-owned subsidiary, entered into a second Master Repurchase and Securities Contract with Wells Fargo, which second repurchase facility was amended and restated by SPM Sub-2 and Starwood Property Mortgage Sub-2-A, L.L.C. ("SPM Sub-2-A"), our indirect wholly-owned subsidiary, on

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2011

6. Secured Financing Agreements (Continued)

February 28, 2011, pursuant to an Amended and Restated Master Repurchase and Securities Contract (the "Second Wells Repurchase Agreement"). The Second Wells Repurchase Agreement was amended on May 24, 2011 and November 3, 2011 (Amendment No. 2), and is being used by SPM Sub-2 and SPM Sub-2-A to finance the acquisition or origination of commercial mortgage loans (and participations therein) and mezzanine loans. In connection with Amendment No. 2, available borrowings under the facility increased by $200 million, to $550 million. Advances under the Second Wells Repurchase Agreement accrue interest at a per annum pricing rate equal to the sum of one-month LIBOR plus a margin of between 1.75% and 6.0% depending on the type of asset being financed. If an event of default (as such term is defined in the Second Wells Repurchase Agreement) occurs and is continuing, amounts borrowed may become due and payable immediately and interest accrues at the default rate, which is equal to the pricing rate plus 4.0%. The initial maturity date of the Second Wells Repurchase Agreement is August 5, 2013, subject to two one-year extension options, each of which may be exercised by us upon the satisfaction of certain conditions and the payment of an extension fee. Pursuant to a Guarantee and Security Agreement, dated August 6, 2010, as amended and restated by an Amended and Restated Guarantee and Security Agreement, dated February 28, 2011 (the "Second Wells Repurchase Guarantee"), the Company guarantees certain of the obligations of SPM Sub-2 and SPM Sub-2-A under the Wells Repurchase Agreement up to a maximum liability of either 25% or 100% of the then-currently outstanding repurchase price of purchased assets, depending upon the type of asset being financed. As of December 31, 2011, $435.3 million was outstanding under the Second Wells Repurchase Agreement and the carrying value of the pledged collateral was $630.8 million.

        On December 2, 2010, Starwood Property Mortgage Sub-3, L.L.C. ("SPM Sub-3"), our indirect wholly-owned subsidiary, entered into a Master Repurchase Agreement with Goldman Sachs Mortgage Company, which repurchase facility was amended and restated by SPM Sub-3 and Starwood Property Mortgage Sub-3-A, L.L.C. ("SPM Sub-3-A"), our indirect wholly-owned subsidiary, on February 28, 2011, pursuant to an Amended and Restated Master Repurchase Agreement (the "Goldman Repurchase Agreement"). The Goldman Repurchase Agreement will be used to finance the acquisition or origination by SPM Sub-3 and SPM Sub-3-A of commercial mortgage loans that are eligible for CMBS securitization. The Goldman Repurchase Agreement provides for asset purchases of up to $150 million. The Company guarantees certain of the obligations of SPM Sub-3 and SPM Sub-3-A under the Goldman Repurchase Agreement up to a maximum liability of 25% of the then-currently outstanding repurchase price of all purchased loans. Advances under the Goldman Repurchase Agreement accrue interest at a per annum pricing rate equal to the sum of one-month LIBOR plus a margin of between 1.95% and 2.25% depending on the loan-to-value ratio of the purchased mortgage loan. If an event of default (as such term is defined in the Goldman Repurchase Agreement) occurs and is continuing, amounts borrowed may become due and payable immediately and interest accrues at the default rate, which is equal to the pricing rate plus 2.0%. The maturity date of the Goldman Repurchase Agreement is December 3, 2012. As of December 31, 2011, $92.1 million was outstanding under the Goldman Repurchase Agreement and the carrying value of the pledged collateral was $128.6 million.

        On March 18, 2011, Starwood Property Mortgage, L.L.C. ("SPM"), our indirect wholly-owned subsidiary, entered into a third Master Repurchase and Securities Contract with Wells Fargo ("the Third Wells Repurchase Agreement"). The Third Wells Repurchase Agreement is being used by SPM

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2011

6. Secured Financing Agreements (Continued)

to finance the acquisition and ownership of RMBS and provides for asset purchases up to $100.0 million. Advances under the Third Wells Repurchase Agreement generally accrue interest at a per annum pricing rate equal to one-month LIBOR plus a margin of 1.5% to 1.75%. If an event of default (as such term is defined in the Third Wells Repurchase Agreement) occurs and is continuing, amounts borrowed may become due and payable immediately and interest accrues at the default rate, which is equal to the pricing rate plus 4.0%. The facility is scheduled to terminate on March 16, 2012 but can be extended subject to certain conditions. The Company has guaranteed certain of the obligations of SPM under the Third Wells Repurchase Agreement. As of December 31, 2011, $86.6 million was outstanding and the carrying value of the RMBS collateral was $136.8 million.

        On June 30, 2011, Starwood Property Mortgage Sub-4, L.L.C. ("SPM Sub-4") and Starwood Property Mortgage Sub-4-A, L.L.C. ("SPM Sub-4-A"), our indirect wholly-owned subsidiaries, entered into a Mortgage Loan Purchase Agreement (the "Deutsche Repurchase Agreement") with Deutsche Bank AG, Cayman Islands Branch. The Deutsche Repurchase Agreement provides for asset purchases of up to $150 million. The Company has guaranteed certain of the obligations of SPM Sub-4 and SPM Sub-4-A under the Deutsche Repurchase Agreement up to a maximum liability of the sum of (a) the greater of (i) 25% of the then currently outstanding repurchase price of all purchased loans, and (ii) $20,000,000, plus (b) all obligations associated with hedging. Advances under the Deutsche Repurchase Agreement accrue interest at a pricing rate equal to the sum of one-month LIBOR plus a margin of between 1.85% and 2.5% depending on the property type and loan-to-value ratio of the purchased mortgage asset. If an event of default (as such term is defined in the Deutsche Repurchase Agreement) occurs and is continuing, amounts borrowed may become due and payable immediately and interest accrues at the default rate, which is equal to the pricing rate plus 4.0%. The maturity date of the Deutsche Repurchase Agreement is June 30, 2012 with two one-year extension options, subject to satisfaction of certain conditions. As of December 31, 2011, there were no borrowings under the Deutsche Repurchase Agreement.

        On June 28, 2011, SPT Rosslyn Holdings, L.L.C. ("SPT Rosslyn"), our indirect wholly-owned subsidiary, entered into a Master Repurchase Agreement (the "Second Deutsche Repurchase Agreement") with Deutsche Bank AG, New York Branch ("Deutsche NY"). In connection with the Second Deutsche Repurchase Agreement, SPT Rosslyn transferred assets to Deutsche NY, with such transfer providing access to repurchase borrowings of up to $117.4 million. Interest on these borrowings accrues at a pricing rate equal to one-month LIBOR plus a margin of between 3.5% and 5.0%, depending on the loan-to-value. If an event of default (as such term is defined in the Second Deutsche Repurchase Agreement) occurs and is continuing, amounts borrowed may become due and payable immediately and interest accrues at the default rate, which is equal to the pricing rate plus 5.0%. As of December 31, 2011, SPT Rosslyn had borrowed $117.3 million under this facility and the carrying value of the pledged collateral was $164.7 million. The borrowing matures in May 2012. The Company has guaranteed certain of the obligations of SPT Rosslyn under the Second Deutsche Repurchase Agreement.

        On December 30, 2011, Starwood Property Mortgage Sub-6, L.L.C. ("SPM Sub-6"), our indirect wholly-owned subsidiary, entered into a fourth repurchase agreement with Wells Fargo (the "Fourth Wells Repurchase Agreement"). The Fourth Wells Repurchase Agreement provides for advances up to $236.0 million and is secured by a loan portfolio of 26 separate commercial mortgage loans that we

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2011

6. Secured Financing Agreements (Continued)

acquired on December 30, 2011 for $307.3 million. As of December 31, 2011, the $144.3 million in advances under the Fourth Wells Repurchase Agreement accrued interest at one-month LIBOR plus a pricing margin of 2.75%. The availability of additional advances, as well as the pricing margin on all outstanding borrowings at any given time, is determined by the current operating cash flows and fair values of the underlying collateral, both in relation to the existing collateral loan receivable balances outstanding, all as approved by Wells Fargo. The overall term of the Fourth Wells Repurchase Agreement is three years, with two one-year conditional extensions. As of December 31, 2011, SPM Sub-6 had borrowed $144.3 million under this facility and the carrying value of the pledged collateral was $307.4 million. However, $32.5 million of the borrowings outstanding at December 31, 2011 are due in June 2012, subject to a conditional six-month extension for a 0.25% fee. At closing, we paid a 0.50% commitment fee based upon the total committed proceeds. If the overall facility is extended beginning in December 2014, we would pay a 0.25% extension fee for each year. The Company guarantees 60% of the currently outstanding repurchase price for all purchased assets; however, the Company guarantees 100% of the outstanding balance of any individual repurchase transaction involving a collateral property with operating cash flows that at any time is less than 15% of the related collateral loan receivable balance.

        Under the Wells Repurchase Agreement, the Second Wells Repurchase Agreement, the Goldman Repurchase Agreement, the Third Wells Repurchase Agreement, the Deutsche Repurchase Agreement, the Second Deutsche Repurchase Agreement, and the Fourth Wells Repurchase Agreement, the counterparty retains the sole discretion over both whether to purchase the loan or security from us and, subject to certain conditions, the market value of such loan or security for purposes of determining whether we are required to pay margin to the counterparty.

        On December 3, 2010, SPT Real Estate Sub II, LLC ("SPT II"), our wholly-owned subsidiary, entered into a term loan Credit Agreement (the "BAML Credit Agreement") with Bank of America, N.A. ("Bank of America") as administrative agent and as lender, and us and certain of our subsidiaries as guarantors. The BAML Credit Agreement provides for loans of up to $119 million. The initial draw under the BAML Credit Agreement was used, in part, to partially finance the acquisition of a senior secured note due March 15, 2015 in the amount of $205.0 million (the "Purchased Note") from Bank of America. The Purchased Note was converted into a security in June 2011 (refer to Note 3) and is due from certain special purpose entities that were formed to hold substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties.

        Advances under the BAML Credit Agreement accrue interest at a per annum rate based on LIBOR or a base rate, at the election of SPT II. The margin can vary between 2.35% and 2.50% over LIBOR, and between 1.35% and 1.50% over base rate, based on the performance of the assets securing the Purchased Note. The initial maturity date of the BAML Credit Agreement is November 30, 2013, subject to a 12 month extension option, exercisable by SPT II upon satisfaction of certain conditions set forth in the BAML Credit Agreement. Bank of America retains the sole discretion, subject to certain conditions, over the market value of collateral assets for purposes of determining whether we are required to pay margin to Bank of America. As of December 31, 2011, $119.0 million was outstanding under the BAML Credit Agreement. The carrying value of the CMBS pledged as collateral under the Credit agreement was $176.8 million as of December 31, 2011. If an event of default (as such term is defined in the BAML Credit Agreement) occurs and is continuing,

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2011

6. Secured Financing Agreements (Continued)

amounts borrowed may become due and payable immediately and interest would accrue at an additional 2% per annum over the applicable rate.

        The following table sets forth our five-year principal repayments schedule for the secured financings assuming no defaults or expected extensions, which excludes the collateralized debt obligation in securitization trust (amounts in thousands):

2012	$398,905
2013	491,135
2014	213,477
2015	—
2016 and thereafter	—

Total	$1,103,517

        Secured financing maturities for 2012 primarily relate to $59.7 million of financings on the Wells Financing Facility, $2.3 million under the Second Wells Repurchase Agreement and $5.6 million under the BAML Facility. Additionally, there are secured financing maturities of $92.1 million on the Goldman Repurchase Agreement, $86.6 million on the Third Wells Repurchase Agreement, $117.3 million under the Second Deutsche Repurchase Agreement, and $35.3 million under the Fourth Wells Repurchase Agreement. The financing of the TIAA Portfolio, Second Wells Repurchase Agreement, BAML Credit Agreement, and Fourth Wells Repurchase Agreement generally require principal to be paid down prior to the facilities' respective maturities if and when we receive principal payments on the loan assets, or sell the loan assets, that we have pledged as collateral.

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

        The secured financing liability relates to two of the Contributed Loans that we securitized but did not qualify for sale treatment under GAAP. As of December 31, 2011, the balance of the loans pledged to the securitization trust was $50.3 million and the related liability of the securitization trust was $53.2 million.

        During the first quarter of 2011, we contributed three loans to a securitization trust for approximately $56 million in gross proceeds. Control of the loans was surrendered in the loan transfer

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2011

7. Loan Securitization/Sale Activities (Continued)

and it was therefore treated as a sale under GAAP, resulting in a gain of $1.9 million. We effectively realized a net gain of $1.8 million on this transaction after considering the realized losses on the interest rate hedges of $0.1 million that was terminated in connection with the sale.

        During the second quarter of 2011, we sold a loan to an independent third party for gross proceeds of $78.4 million. Control of the loan was surrendered in the transaction and it was therefore treated as sale under GAAP, resulting in a gain of $3.4 million. We effectively realized a net gain of $2.9 million on this transaction after considering the realized loss on the interest rate hedge of $0.5 million that was terminated in connection with the sale.

        During the third quarter of 2011, we sold loans with a carrying value of $154.4 million into a securitization resulting in proceeds, net of financing repayments, of $69.7 million. Control of the loans was surrendered in the loan transfer and it was therefore treated as a sale under GAAP, resulting in a realized gain of $5.1 million. However, we effectively broke even on this transaction after considering the realized gains on the credit hedges of $2.2 million and realized losses on the interest rate hedges of $7.4 million that were terminated in connection with the sale.

        During the fourth quarter of 2011, we sold a loan with a carrying value of $42.5 million at par. Control of the loan was surrendered in the loan transfer and it was therefore treated as a sale under GAAP, resulting in no realized gain or loss.

8. Derivatives and Hedging Activity

Risk Management Objective of Using Derivatives

        We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, foreign exchange, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates, credit spreads, and foreign exchange rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of the known or expected cash receipts and known or expected cash payments principally related to our investments, anticipated level of loan sales, and borrowings.

Cash Flow Hedges of Forecasted Interest Payments

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

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2011

8. Derivatives and Hedging Activity (Continued)

        In connection with our repurchase agreements, we have entered into six interest rate swaps that have been designated as cash flow hedges of the interest rate risk associated with forecasted variable interest payments. As of December 31, 2011, the aggregate notional amount of our interest rate swaps designated as cash flow hedges of forecasted variable interest payments totaled $297.3 million. Under these agreements, we will pay fixed monthly coupons at fixed rates ranging from 0.722% to 2.228% of the notional amount to the counterparty and receive floating rate LIBOR. Our interest rate swaps designated as cash flow hedges of interest rate risk have maturities ranging from November 2012 to December 2017.

        The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2011 and 2010, and the period ended December 31, 2009, we recorded $45 thousand, $46 thousand and $0, respectively as hedge ineffectiveness in earnings, which is included in interest expense on the consolidated statements of operations.

        Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the associated variable-rate debt. Over the next twelve months, we estimate that an additional $1.5 million will be reclassified as an increase to interest expense. We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of 59 months.

Non-designated Hedges

        Derivatives not designated as hedges are derivatives that do not meet the criteria for hedge accounting under GAAP or for which we have not elected to designate as hedges. We do not use these derivatives for speculative purposes but are instead used to manage our exposure to foreign exchange rates, interest rate changes, and certain credit spreads. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in net (losses) gains on interest rate hedges in the consolidated statements of operations.

        During 2010, we entered into a series of forward contracts whereby we agreed to sell an amount of GBP for an agreed upon amounts of USD at various dates through October of 2013. These forward contracts were executed to economically fix the USD amounts of GBP-denominated cash flows expected to be received by us related to our GBP-denominated loan investment. During 2011, we entered into a series of forward contracts whereby we agreed to sell an amount of EUR for an agreed upon amount of USD at various dates through June of 2014. These forward contracts were executed to economically fix the USD amount of EUR-denominated cash flows expected to be received by us related to our mezzanine loan in Germany. As of December 31, 2011, we had 12 foreign exchange forward derivatives to sell GBP with a total notional amount of GBP 99.1 million and 13 foreign exchange forward derivatives to sell EUR with a total notional of EUR 64.7 million that were not designated as hedges in qualifying hedging relationships.

        During 2010 and 2011, we entered into several interest rate swaps that were not designated as hedges. Under these agreements, we pay fixed coupons at fixed rates ranging from 0.716% to 3.10% of

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2011

8. Derivatives and Hedging Activity (Continued)

the notional amount to the counterparty and receive floating rate LIBOR. These interest rate swaps are used to limit the price exposure of certain assets due to changes in benchmark USD-LIBOR swap rates from which the pricing of these assets is derived. As of December 31, 2011, the aggregate notional amount of these interest rate swaps totaled $265.0 million. Changes in the fair value of these interest rate swaps are recorded in net (losses) gains on interest rate hedges in the consolidated statements of operations.

        In connection with our acquisition of a loan portfolio from an international bank during the fourth quarter of 2011, we acquired an interest in nine interest rate swaps whereby we receive fixed coupons ranging from 2.86% to 6.28% of the notional amount and pay floating rate LIBOR. We acquired these positions at a cost of $7.5 million. The premium paid reflects the fact that these swaps had above market rates which we receive. These swaps effectively convert certain floating rate loans we acquired to fixed rates. As of December 31, 2011, the aggregate notional amount of these swaps totaled $108.3 million. Changes in the fair value of these interest rate swaps are recorded directly in earnings.

        During the year ended December 31, 2011, we entered into a series of derivatives that are intended to hedge against increases in market credit spreads of CMBS. Such movements would have a negative impact on the proceeds we expect to receive from selling the loans. Under the terms of the contract, a market credit spread index was defined at the contract's inception by reference to a portfolio of specific independent CMBS. To the extent the referenced credit spread index increased, our counterparty paid us. To the extent the referenced credit spread index decreased, we paid our counterparty. We settled approximately every 30 days based upon the movement in the referenced index during such period. As of December 31, 2011, all contracts had matured and we realized net gains of $2.4 million.

        The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of December 31, 2011 and December 31, 2010 (amounts in thousands).

Tabular Disclosure of Fair Values of Derivative Instruments

	Derivatives in an Asset Position				Derivatives in a Liability Position
	As of December 31, 2011		As of December 31, 2010		As of December 31, 2011		As of December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps	N/A	$—	Derivative Assets	$89	Derivative Liabilities	$1,420	Derivative Liabilities	$1,714

Total derivatives designated as hedging instruments		$—		$89		$1,420		$1,714

Derivatives not designated as hedging instruments
Interest rate swaps	Derivative Assets	$7,555	Derivative Assets	$248	Derivative Liabilities	$11,342	Derivative Liabilities	$303
Foreign exchange contracts	Derivative Assets	5,261	N/A	—	Derivative Liabilities	6,890	Derivative Liabilities	7,383

Total derivatives not designated as hedging instruments		$12,816		$248		$18,232		$7,686

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2011

8. Derivatives and Hedging Activity (Continued)

        The tables below present the effect of the Company's derivative financial instruments on the statements of operations and of comprehensive income (loss) for the years ended December 31, 2011 and December 31, 2010.

        Cash flow hedges' impact for the year ended December 31, 2011 (amounts in thousands):

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate Swaps	$1,951	Interest Expense	$2,113	Interest Expense	$45

        Cash flow hedges' impact for the year ended December 31, 2010:

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of gain recognized in income on derivative (ineffective portion)	Amount of gain recognized in income on derivative (ineffective portion)
Interest Rate Swaps	$3,367	Interest Expense	$1,742	Interest Expense	$46

        Non-designated derivatives' impact for the years ended December 31, 2011 and December 31, 2010 (amounts in thousands):

		Amount of Gain/(Loss) Recognized in Income on Derivative
	Location of Gain/(Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments		2011	2010
Interest Rate Swaps—Realized losses	Gains (losses) on interest rate hedges	$(15,843)	$(1,630)
Interest Rate Swaps—Unrealized losses	Gains (losses) on interest rate hedges	$(11,287)	$(55)
Foreign Exchange—Realized losses	Gains (losses) on currency hedges	$(1,264)	$(117)
Foreign Exchange—Unrealized gains(losses)	Gains (losses) on currency hedges	$5,755	$(7,383)
Credit Spread Derivative—Realized gains	Gains (losses) on credit spread hedges	$2,358	$—

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

        As of December 31, 2011 the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2011

8. Derivatives and Hedging Activity (Continued)

$17.2 million. As of December 31, 2011, we had posted collateral of $5.2 million related to these agreements. If we had breached any of these provisions at December 31, 2011, we could have been required to settle our obligations under the agreements at their termination liability value of $17.2 million.

9. Related-Party Transactions

        We entered into a management agreement with our Manager upon closing of our initial public offering ("IPO"), which provides for an initial term of three years with automatic one-year extensions thereafter unless terminated as described below. Under the management agreement, our Manager, subject to the oversight of our board of directors, is required to manage our day-to-day activities, for which our Manager receives a base management fee and is eligible for an incentive fee and stock awards. Our Manager is also entitled to charge us for certain expenses incurred on our behalf, as described below.

        Base Management Fee.    The base management fee is 1.5% of our stockholders' equity per annum and calculated and payable quarterly in arrears in cash. For purposes of calculating the management fee, our stockholders' equity means: (a) the sum of (1) the net proceeds from all issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (2) our retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (b) any amount that we pay to repurchase our common stock since inception. It also excludes (1) any unrealized gains and losses and other non-cash items that have impacted stockholders' equity as reported in our financial statements prepared in accordance with GAAP, and (2) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, in each case after discussions between our Manager and our independent directors and approval by a majority of our independent directors. As a result, our stockholders' equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders' equity shown in our consolidated financial statements.

        For the years ended December 31, 2011 and December 31, 2010 and for the period ended December 31, 2009, approximately $24.2 million, $14.1 million and $5.1 million, respectively, was incurred for base management fees, of which $6.7 million and $3.8 million was payable as of December 31, 2011 and December 31, 2010, respectively.

        Incentive Fee.    From August 17, 2009 (the effective date of the Management Agreement), our Manager is entitled to be paid the incentive fee described below with respect to each calendar quarter (or part thereof that the management agreement is in effect) if (1) our Core Earnings for the previous 12-month period (or part thereof that the management agreement is in effect) exceeds an 8% threshold, and (2) our Core Earnings for the 12 most recently completed calendar quarters (or part thereof that the management agreement is in effect) is greater than zero.

        The incentive fee will be an amount, not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) our Core Earnings (as defined below) for the previous 12-month period (or part thereof that the management agreement is in effect), and (ii) the product of (A) the weighted-average of the issue price per share of our common stock of all of our

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2011

9. Related-Party Transactions (Continued)

public offerings multiplied by the weighted-average number of all shares of common stock outstanding (including any restricted stock units, any restricted shares of common stock and other shares of common stock underlying awards granted under our equity incentive plans) in such previous 12-month period (or part thereof that the management agreement is in effect), and (B) 8%, and (2) the sum of any incentive fee paid to our Manager with respect to the first three calendar quarters of such previous 12-month period (or part thereof that the management agreement is in effect). One half of each quarterly installment of the incentive fee is payable in shares of our common stock so long as the ownership of such additional number of shares by our Manager would not violate the 9.8% stock ownership limit set forth in our articles of incorporation, after giving effect to any waiver from such limit that our board of directors may grant in the future. The remainder of the incentive fee is payable in cash. The number of shares to be issued to our Manager is equal to the dollar amount of the portion of the quarterly installment of the incentive fee payable in shares divided by the average of the closing prices of our common stock on the New York Stock Exchange for the five trading days prior to the date on which such quarterly installment is paid.

        Core Earnings is a non-GAAP financial measure. We calculate Core Earnings as GAAP net income (loss) excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization of real estate (to the extent that we own properties), any unrealized gains, losses or other non-cash items recorded in net income for the period, regardless of whether such items are included in other comprehensive income (loss), or in net income. The amount is adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges as determined by our Manager and approved by a majority of our independent directors.

        As of December 31, 2010, the incentive fee payable to our Manager was approximately $1.2 million. For the year ended December 31, 2011, approximately $1.2 million was incurred for the incentive fee, none of which remained unpaid at December 31, 2011.

        Expense Reimbursement.    We are required to reimburse our Manager for operating expenses incurred by our Manager on our behalf. In addition, pursuant to the terms of the management agreement, we are required to reimburse our Manager for the cost of legal, tax, consulting, auditing and other similar services rendered for us by our Manager's personnel provided that such costs are no greater than those that would be payable if the services were provided by an independent third party. The expense reimbursement is not subject to any dollar limitations but is subject to review by our independent directors. For the years ended December 31, 2011 and 2010 and the period from Inception through December 31, 2009, approximately $4.0 million, $1.6 million and $0.2 million was incurred, respectively, for executive compensation and other reimbursable expenses of which approximately $1.7 million and $0.3 million was payable as of December 31, 2011 and 2010, respectively. In addition, see disclosure in Note 10 regarding a contingent reimbursement to our Manager in connection with our IPO that was extinguished during 2011.

        Termination Fee.    After the initial three-year term, we can terminate the management agreement without cause, as defined in the management agreement, with an affirmative two-thirds vote by our independent directors and 180 days written notice to our Manager. Upon termination without cause, our Manager is due a termination fee equal to three times the sum of the average annual base management fee and incentive fee earned by our Manager over the preceding eight calendar quarters.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2011

9. Related-Party Transactions (Continued)

No termination fee is payable if our Manager is terminated for cause, as defined in the management agreement, which can be done at any time with 30 days written notice from our board of directors.

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

        At the time of our IPO in 2009, the underwriters for the IPO agreed to defer and condition the receipt of a portion of their underwriting fees on our future achievement of certain minimum investment returns. Similarly, at the time of the IPO our Manager agreed to pay to the underwriters a separate portion of the underwriting fees on our behalf, with our reimbursement of our Manager of those amounts conditioned upon our achievement of the same investment returns. In the absence of the achievement of such investment returns, we would not pay the underwriters the deferred portion of the underwriting fees nor would our Manager be reimbursed for the portion of the underwriting fees that it paid on our behalf. Specifically, pursuant to the IPO underwriting agreement among the underwriters, our Manager and us, we were required to pay to the underwriters $18.1 million of underwriting fees if during any full four calendar quarter period during the 24 full calendar quarters after the consummation of the IPO our Core Earnings for any such four-quarter period exceeded the product of (x) the weighted-average of the issue price per share of all public offerings of our common stock, multiplied by the weighted-average number of shares outstanding (including any restricted stock units, any restricted shares of common stock and any other shares of common stock underlying awards granted under our equity incentive plans) in such four-quarter period and (y) 8%. Additionally, because at the time of our IPO our Manager paid $9.1 million of underwriting fees on our behalf, pursuant to our management agreement with our Manager, we agreed to reimburse our Manager for such payments to the extent the same 8% performance threshold was exceeded. For the four calendar quarter periods ended March 31, 2011 we exceeded the threshold and therefore paid $27.2 million related to these contingent arrangements during the second quarter of 2011. Prior to 2011, we had recorded a deferred liability and an offsetting reduction to additional paid-in-capital for the full $27.2 million based upon actual and forecasted operating results at the time. Refer to Note 9 for disclosure of the expenses incurred for the year ended December 31, 2011.

        In August 2011, our board of directors authorized us to repurchase up to $100.0 million of our outstanding common stock over a one-year period. Purchases made pursuant to the program are to be made in either the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are determined by us and are subject to economic and market conditions, stock price,

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2011

10. Stockholders' Equity (Continued)

applicable legal requirements and other factors. The program may be suspended or discontinued at any time. Through December 31, 2011, we purchased 625,850 shares of common stock on the open market at an aggregate cost of approximately $10.6 million, resulting in a weighted-average share cost of $17.00.

        The Company's board of directors declared a dividend of $0.42 per share of common stock for the quarter ended March 31, 2011 on March 1, 2011. The dividend was paid on April 15, 2011 to common stockholders of record as of March 31, 2011. The board also declared a dividend of $0.44 per share of common stock for the quarter ended June 30, 2011. The dividend was paid on July 15, 2011 to common stockholders of record as of June 30, 2011. The board further declared a dividend of $0.44 per share of common stock for the quarter ended September 30, 2011. The dividend was paid on October 14, 2011 to common stockholders of record as of September 30, 2011. On November 4, 2011, the board declared a dividend of $0.44 per share of common stock for the quarter ended December 31, 2011. The dividend was paid on January 13, 2012 to common stockholders of record as of December 31, 2011.

Equity Incentive Plans

        We have reserved an aggregate of 3,112,500 shares of common stock for issuance under the Starwood Property Trust, Inc. Equity Plan and Starwood Property Trust, Inc. Manager Equity Plan and an additional 100,000 shares of common stock for issuance under the Starwood Property Trust, Inc. Non-Executive Director Stock Plan. These plans provide for the issuance of restricted stock or restricted stock units. The holders of awards of restricted stock or restricted stock units will be entitled to receive dividends or "distribution equivalents," which will be payable at such time dividends are paid on our outstanding shares of common stock.

        We granted each of our four independent directors 2,200 shares of restricted stock concurrently with our IPO, with a total fair value of approximately $175,000. The grants vest ratably in three annual installments on each of the first, second, and third anniversaries of the grant date, respectively, subject to the director's continued service. Effective August 19, 2010, we granted each of our four independent directors an additional 1,000 shares of restricted stock, with a total fair value of approximately $75,000. The grants vested in one annual installment on the first anniversary of the grant. Effective August 19, 2011, we granted each of our four independent directors an additional 2,877 shares of restricted stock, with a total fair value of approximately $200,000. The grant will vest in one annual installment on the first anniversary of the grant, subject to the director's continued service. For the years ended December 31, 2011 and 2010 and the period from Inception through December 31, 2009, approximately $179 thousand, $86 thousand and $16 thousand was included in general and administrative expense, respectively, related to the grants.

        In August 2009, we granted 1,037,500 restricted stock units with a fair value of approximately $20.8 million at the grant date to our Manager under the Manager Equity Plan. The grants vest ratably in quarterly installments over three years beginning on October 1, 2009, with 86,458 shares vesting each quarter, respectively. In connection with the supplemental equity offering in December 2010, we granted 1,075,000 restricted stock units with a fair value of approximately $21.8 million at the grant date to our Manager under the Manager Equity Plan. The grants vest ratably in quarterly installments over three years beginning on March 31, 2011, with 89,583 shares vesting each quarter. For the years

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2011

10. Stockholders' Equity (Continued)

ended December 31, 2011, December 31, 2010, and the period from Inception through December 31, 2009, approximately 704,164, 432,292, and 86,458 shares have vested, respectively, and approximately $13.5 million, $7.4 million, and $2.4 million have been included in management fees related to these grants, respectively.

        In May 2011, we issued 9,021 shares of common stock to our Manager at a price of $22.08 per share. The shares were issued to our Manager as part of the incentive compensation due to our Manager under the management agreement. See Note 8.

        In August 2011, we issued 54,234 shares of common stock to our Manager at a price of $18.58 per share. The shares were issued to our Manager as part of the incentive compensation due to our Manager under the management agreement. See Note 8.

        We granted 5,000 restricted stock units with a fair value of $100,000 to an employee under the Starwood Property Trust, Inc. Equity Plan in August 2009. The award was scheduled to vest ratably in quarterly installments over three years beginning on October 1, 2009. Upon the departure of this employee in July 2010, we issued 1,250 shares of our common stock relating to the vested portion of the award, while the remaining 3,750 unvested units were forfeited. In February 2011, we granted 11,082 restricted stock units with a fair value of $250,000 to an employee under the Starwood Property Trust, Inc. Equity Plan. The award vests ratably in quarterly installments over three years beginning on March 31, 2011. For the years ended December 31, 2011 and December 31, 2010 and the period from Inception through December 31, 2009, 3,694, 1,250, and 417 shares have vested, respectively, and approximately $71 thousand, $16 thousand, and $11 thousand, respectively, was included in general and administrative expense related to the grants.

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants to Independent Directors	Restricted Stock Unit Grants to Employees	Restricted Stock Unit Grants to Manager	Total
Balance as of December 31, 2010	10,601	—	1,680,208	1,690,809
Granted	11,508	11,082	—	22,590
Vested	(6,934)	(3,697)	(704,164)	(714,795)
Forfeited	—	—	—	—

Balance as of December 31, 2011	15,175	7,385	976,044	998,604

Vesting Schedule

	Restricted Stock Grants to Independent Directors	Restricted Stock Unit Grants to Employees	Restricted Stock Unit Grants to Manager	Total
2012	2,934	3,694	617,708	624,336
2013	12,241	3,691	358,336	374,268

Total	15,175	7,385	976,044	998,604

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2011

11. Accumulated Other Comprehensive (Loss) Income

        Accumulated other comprehensive income (loss) is comprised of the following, net of non-controlling interests in consolidated subsidiaries (amounts in thousands):

	December 31, 2011	December 31, 2010
Cumulative unrealized (loss) gain on available-for-sale securities	$(2,578)	$9,828
Effective portion of cumulative loss on cash flow hedges	(1,420)	(1,625)

Total	$(3,998)	$8,203

12. Net Income (Loss) per Share

        The following table provides a reconciliation of both net income and the number of common shares used in the computation of basic and diluted income (loss) per share. We use the two-class method in calculating both basic and diluted earnings per share as our unvested restricted stock units (refer to Note 10) are participating securities as defined in GAAP (amounts in thousands except share and per share amounts):

	Year ended December 31, 2011	Year ended December 31, 2010	Period ended December 31, 2009
Net income (loss) attributable to Starwood Property Trust, Inc.	$119,377	$57,046	$(3,017)
Net income (loss) allocated to participating securities	(2,226)	(1,388)	(97)

Numerator for basic and diluted net income (loss) per share	$117,151	$55,658	$(3,114)

Basic weighted average shares outstanding	84,974,604	49,138,720	47,575,634

Weighted average number of diluted shares outstanding(1)	86,409,327	50,021,824	48,540,059

Basic income (loss) per share	$1.38	$1.16	$(0.06)

Diluted income (loss) per share	$1.38	$1.14	$(0.06)

Since distributions were greater than earnings during the years ended December 31, 2011 and 2010, and the results of operations for the period ended December 31, 2009 were a net loss, each of the three periods had a net undistributed loss. As a result, diluted earnings per share would result in antidilution and therefore diluted EPS has been computed in the same manner as basic earnings per share.

(1)
The weighted average number of diluted shares outstanding includes the impact of unvested restricted stock units totaling 998,604, 1,690,810, and 964,425 as of December 31, 2011, 2010, and 2009, respectively.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2011

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

        We determine the fair value of our financial instruments as follows:

Available-for-sale debt securities

        Available-for-sale debt securities valued utilizing observable and unobservable market inputs. The observable market inputs include recent transactions, broker quotes and vendor prices ("market data"). However, given the implied price dispersion amongst the market data, the fair value determination for these securities has also significantly utilized unobservable inputs in discounted cash flow models including prepayments, default and severity estimates based on the recent performance of the collateral, the underlying collateral characteristics, industry trends, as well as expectations of macro-economic events (e.g. housing price curves, interest rate curves, etc.). At each measurement date, we consider both the observable and unobservable valuation inputs in the determination of fair value. However, given the significance of the unobservable inputs these securities have been classified within level 3.

Available-for-sale equity securities

        The available-for-sale equity securities are publicly registered and traded in the United States and their prices are listed on the New York Stock Exchange.

Derivatives

        The valuation of derivative contracts are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, spot and market forward points. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair value of the foreign currency forward contracts is based on interest differentials between the currencies being traded, spot and market forward points.

        We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2011

13. Fair Value of Financial Instruments (Continued)

the fair value of its derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

        Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Loans

        We estimate the fair values of our loans by discounting their expected cash flows at a rate we estimate would be demanded by the market participants that are most likely to buy our loans. The expected cash flows used are generally the same as those used to calculate our level yield income in the financial statements.

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

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2011

13. Fair Value of Financial Instruments (Continued)

        The following table presents our financial instruments carried at fair value on a recurring basis in the consolidated balance sheet as of December 31, 2011 (amounts in thousands):

	Fair Value at Reporting Date Using Inputs: December 31, 2011
	Total	Level I	Level II	Level III
Loans held-for-sale at fair value	$128,593			$128,593

Available-for-sale debt securities:
Residential-mortgage-backed securities	164,948			164,948
Commercial-mortgage-backed securities	176,786			176,786

Total available-for-sale debt securities	341,734	—	—	341,734

Available-for-sale equity securities:
Real estate industry	11,269	$11,269	—	—

Total available-for-sale equity securities:	11,269	11,269	—	—

Total investments:	481,596	11,269	—	470,327

Derivative Assets:
Foreign exchange contracts	5,261		$5,261
Interest rate contracts	7,555		7,555
Derivative Liabilities:
Interest rate contracts	(12,762)		(12,762)
Foreign exchange contracts	(6,890)		(6,890)

Total Derivatives:	(6,836)		(6,836)	—

Total:	$474,760	$11,269	$(6,836)	$470,327

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2011

13. Fair Value of Financial Instruments (Continued)

        The changes in investments classified as Level III are as follows for the year ended December 31, 2011 (amounts in thousands):

Fair Value Measurements Using Significant Unobservable Inputs
(Level III)

	Loans held-for-sale, at fair value	MBS available-for-sale at fair value	Total
Beginning balance, January 1, 2011	$144,163	$—	$144,163

Purchases	—	115,795	115,795
Originations	270,066	—	270,066
Transfer in	(7,000)	282,763	275,763
Sales	(294,126)	(3,600)	(297,726)
Maturities	—	(15,408)	(15,408)
Settlements	(252)	(36,562)	(36,814)

Net increase on assets	(31,312)	342,988	311,676

Gain (loss) on investments at fair value:
Unrealized gain (loss) on assets	5,760	(7,961)	(2,201)
Realized gain on assets	10,314	249	10,563
Accretion of discount	—	10,730	10,730
OTTI	—	(4,272)	(4,272)
Other	(332)	—	(332)

Net gain (loss) on assets	15,742	(1,254)	14,488

Ending balance, as of December 31, 2011	$128,593	$341,734	$470,327

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2011

13. Fair Value of Financial Instruments (Continued)

        The following table presents our financial instruments carried at fair value on a recurring basis in the consolidated balance sheet as of December 31, 2010 (amounts in thousands):

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
Derivative Liabilities:
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

        During the year ended December 31, 2011, we originated various loans that we intend to sell in the short-term. At the time of the origination, we elected to account for these loans at fair value. The associated interest rate and credit spread derivatives were not designated as hedging instruments for accounting purposes. As a result, changes in the fair value of these derivatives are reported in current earnings. It is expected that changes in the fair value of the held-for-sale loans, which will also be recorded through earnings as a result of our fair value election, will materially offset the changes in the fair value of the interest rate and credit spread derivatives. The unpaid principal balance on the loans was $122.8 million as of December 31, 2011.

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

As of December 31, 2011

13. Fair Value of Financial Instruments (Continued)

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

        The following table presents the fair value of our financial instruments, including loans held in securitization trust, not carried at fair value on the consolidated balance sheet (amounts in thousands):

	Carrying Value as of December 31, 2011	Fair Value as of December 31, 2011	Carrying Value as of December 31, 2010	Fair Value as of December 31, 2010
Financial Instruments not carried at Fair Value:
Loans	$2,318,915	$2,359,258	$1,281,080	$1,319,979
Other Investments	$33,110	$33,110	$6,000	$6,000
Financial Liabilities:
Secured financing agreements and collateralized debt obligation in securitization trust	$1,156,716	$1,157,811	$633,745	$637,499

14. Commitments and Contingencies

        As described in Note 5, as of December 31, 2011, we have unfunded commitments totaling $1.7 million related to an investment.

        As of December 31, 2011, we had future funding commitments on 11 loans totaling $79.7 million. The funding commitments relate primarily to leasing commissions and tenant improvements to the extent new leases on the underlying collateral are signed.

        Management is not aware of any other contractual obligations, legal proceedings, or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on our financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2011

15. Quarterly Financial Data (Unaudited)

        The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations (amounts in thousands, except per share data):

	For the Three-Month Periods Ended
	March 31	June 30	September 30		December 31
2011:
Net interest margin	$31,433	$41,127	$50,753		$52,095
Net income	31,725	33,312	14,503	(c)	41,068
Net income allocable to Starwood Property Trust	31,447	32,424	14,478		41,028
Total earnings per share—Basic(a)	$0.43	$0.39	$0.15		$0.44
Total earnings per share—Diluted(a)	$0.43	$0.39	$0.15		$0.44
2010:
Net interest margin	$12,398	$17,978	$22,822		$24,538
Net income	6,260	11,410	23,283		17,889
Net income allocable to Starwood Property Trust	5,941	10,849	22,683		17,573
Total earnings per share—Basic(a)	$0.12	$0.23	$0.47		$0.33
Total earnings per share—Diluted(a)	$0.12	$0.22	$0.47		$0.33
2009:
Net interest margin	—	—	612	(b)	$4,411
Net (loss)	—	—	(1,771)	(b)	(809)
Net (loss) allocable to Starwood Property Trust	—	—	(1,919)	(b)	(1,098)
Total (loss) per share—Basic(a)	—	—	$(0.04)	(b)	$(0.02)
Total (loss) per share—Diluted(a)	—	—	$(0.04)	(b)	$(0.02)

(a)
Amounts for the individual quarters when aggregated may not agree to the earnings per share for the full year due to rounding.

(b)
Represents the period from August 17, 2009 (Inception) to September 30, 2009.

(c)
Includes the effects of a decrease in value of approximately $19.0 million on derivative instruments and held for sale loans.

16. Subsequent Events

        On January 30, 2012, Starwood Property Mortgage Sub-7 ("SPM Sub-7"), our indirect wholly-owned subsidiary, purchased floating rate CMBS for $206.4 million ($222.8 million face value) where the obligors are certain special purpose entities that were formed to hold substantially all of the assets of a worldwide hotel operator of hotels, resorts and timeshare properties. The CMBS is not currently rated but the loan-to-value ratio was estimated by management to be in the range of 39%-44% at December 31, 2011. The CMBS currently pays interest at a rate of one-month LIBOR plus a spread of 1.75%. In the event of full extension, the spread will increase to 3.3%. In addition, on February 1, 2012, SPM Sub-7 entered into a $155.4 million master repurchase agreement with Goldman Sachs International (the "Second Goldman Repurchase Agreement") and borrowed the entirety of the facility to finance the CMBS purchase. Borrowings under the Second Goldman Repurchase Agreement accrue interest at a per annum rate of one-month LIBOR plus a spread of 2.9%. The maturity date of the Second Goldman Facility is August 2015. Under the terms of the Second Goldman Repurchase Agreement, SPM Sub-7 would be required to pay a make whole premium upon any acceleration of the

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2011

16. Subsequent Events (Continued)

facility. Additionally, Goldman Sachs International retains discretion, subject to certain conditions, over the market value of the CMBS for purposes of determining whether we are required to pay margin.

        On February 23, 2012, the Company originated a $40 million mezzanine loan secured by a 10-property portfolio of full-service and extended-stay hotels located in eight different states. The Company's expected levered return on the investment exceeds 12%.

        On February 28, 2012, the Company acquired $95.3 million of B notes secured by four resorts in the United Kingdom. The Company's expected levered return on the investment ranges from 11-12%. The newly issued B notes are part of an overall corporate refinancing in which the Company had a $143.9 million pre-existing investment.

        On February 29, 2012, our board of directors declared a dividend of $0.44 per share for the first quarter of 2012, which is payable on April 13, 2012 to common stockholders of record as of March 30, 2012.

Starwood Property Trust, Inc. and Subsidiaries

Schedule IV—Mortgage Loans on Real Estate

December 31, 2011

(Amounts in thousands)

Description/Location	Prior Liens(1)	Face Amount	Carrying Amount	Interest Rate(3)		Payment Terms(2)	Maturity Date(7)
First Mortgages:
Retail, Chandler, AZ	—	$1,000	$742	CL + 1.25%		I/O	10/31/2015
Multi-family, Anaheim, CA	—	25,600	21,170	CL + 1.00%		I/O	10/12/2017
Multi-family, Cupertino, CA	—	20,000	19,159	CL + 1.15%		I/O	2/13/2013
Retail, Escondido, CA	—	9,079	8,060	CL + 1.30%		P&I	5/12/2015
Mixed Use, Irvine, CA	—	2,291	2,247	5.48%		P&I	11/19/2014
Hospitality, Laguna Beach, CA	—	18,000	17,966	9.00%		I/O	12/1/2013
Industrial, Orange, CA	—	1,285	1,289	9.75%		P&I	6/20/2017
Multi-family, Redding, CA	—	4,400	4,157	3.85%		P&I	8/16/2015
Office, Sacramento, CA—1	—	2,313	2,293	6CL + 3.50%		P&I	9/24/2014
Office, Sacramento, CA—2	—	46,250	43,258	CL + 3.50%		P&I	9/24/2014
Retail, San Bernardino, CA	—	1,256	1,263	10.13%		P&I	5/1/2017
Office, San Francisco, CA	—	17,500	14,539	3L + 3.50%		I/O*	10/1/2020
Multi-family, Southgate, CA	—	8,925	8,309	CL + 4.50%		P&I	10/1/2014
Hospitality, Walnut Creek, CA	—	20,547	20,555	15.00%		I/O	5/6/2012
Retail, Aspen, CO	—	8,000	5,690	CL + 1.00%		I/O	1/19/2017
Retail, Fort Meyers, FL	—	5,636	5,703	5.93%		P&I	10/16/2016
Industrial, Jacksonville, FL—1	—	4,866	4,253	7.80%		P&I	8/31/2017
Industrial, Jacksonville, FL—2	—	9,905	7,280	8.18%		I/O*	8/31/2024
Industrial, Jacksonville, FL—3	—	4,996	2,673	8.18%		I/O	8/31/2024
Industrial, Ocala, FL	—	12,159	12,152	9.83%		P&I	2/5/2017
Industrial, Orlando, FL—1	—	4,932	4,311	7.80%		P&I	8/31/2017
Industrial, Orlando, FL—2	—	10,039	7,379	8.18%		I/O*	8/31/2024
Industrial, Orlando, FL—3	—	5,063	2,709	8.18%		I/O	8/31/2024
Retail, Spring Hill, FL	—	3,690	3,684	9.75%		P&I	9/1/2019
Office, Tampa, FL	—	17,000	16,926	L + 5.00	%(6)	I/O	7/6/2016
Retail, Various, FL	—	5,085	4,973	CL + 2.00%		I/O	7/31/2012
Hospitality, New Orleans, LA—1	—	1,476	1,476	11.00%		P&I	9/10/2014
Hospitality, New Orleans, LA—2	—	65,108	62,739	11.00%		I/O	8/1/2016
Mixed Use, Baltimore, MD	—	54,827	53,288	5.25%		P&I	12/1/2017
Retail, Greenville, MI	—	1,507	1,504	10.25%		P&I	10/1/2017
Retail, Ionia, MI	—	1,886	1,883	10.00%		P&I	10/1/2017
Office, Minnetonka, MN—1	—	22,849	22,950	7.68%		P&I	9/1/2012
Office, Minnetonka, MN—2	—	4,784	4,805	7.69%		P&I	9/1/2012
Office, Minnetonka, MN—3	—	22,828	22,930	8.10%		P&I	9/1/2012
Office, Minnetonka, MN—4	—	4,784	4,805	7.69%		P&I	9/1/2012
Multi-family, Robbinsdale, MN	—	1,612	1,613	9.50%		P&I	10/10/2014
Office, St. Louis Park, MN	—	1,985	1,996	10.50%		P&I	5/1/2014
Retail, Glendale, USA	—	8,686	7,617	CL + 2.00%		P&I	11/14/2012
Hospitality, Various, USA—1	—	13,000	13,264	10.00%		I/O	7/6/2012
Hospitality, Various, USA—2	—	73,722	74,124	9.50%		I/O	1/1/2013
Hospitality, Various, USA—3	—	185,000	182,509	L + 5.38	%(5)	I/O*	9/1/2014
Retail, Various, USA—1	—	9,199	8,502	6.08%		P&I	10/21/2018
Retail, High Point, NC	—	174,317	172,940	L + 6.00	%(5)	P&I	7/6/2016

Starwood Property Trust, Inc. and Subsidiaries

Schedule IV—Mortgage Loans on Real Estate (Continued)

December 31, 2011

(Amounts in thousands)

Description/Location	Prior Liens(1)	Face Amount	Carrying Amount	Interest Rate(3)		Payment Terms(2)	Maturity Date(7)
Retail, Devils Lake, ND	—	$1,602	$1,600	10.00%		P&I	1/1/2017
Retail, Chester, NJ	—	15,300	15,206	7.75%		I/O*	10/5/2015
Hospitality, Newark, NJ	—	10,958	10,967	7.13%		P&I	7/6/2014
Industrial, South Plainfield, NJ	—	146	146	9.75%		P&I	8/1/2012
Retail, Las Vegas, NV	—	9,685	9,208	CL + 1.65%		P&I	4/7/2013
Multi-family, Reno, NV	—	4,500	3,745	6CL + 1.15%		I/O	1/31/2016
Retail, East Hampton, NY—1	—	4,782	4,788	6.25%		P&I	3/1/2016
Retail, East Hampton, NY—2	—	8,940	8,854	4.91%		P&I	3/1/2013
Retail, Garden City, NY	—	2,844	2,819	5.74%		P&I	11/30/2017
Hospitality, New York, NY—1	—	23,000	22,907	L + 5.75%		I/O	7/6/2016
Hospitality, New York, NY—2	—	26,500	26,335	8.15%		I/O	11/1/2013
Mixed Use, New York, NY—1	—	7,719	7,102	3CL + 1.55%		P&I	9/16/2013
Mixed Use, New York, NY—2	—	5,200	5,121	6.40%		I/O	11/21/2013
Office, New York, NY—1	—	30,722	26,957	5.24%		P&I	4/20/2020
Office, New York, NY—2	—	26,415	23,178	5.10%		P&I	12/31/2014
Retail, Baden, PA	—	4,000	3,938	10.00%		I/O	7/6/2014
Retail, Pleasant Hills, PA	—	56,500	56,725	L + 4.50%		I/O	7/9/2016
Retail, Mitchell, SD	—	1,646	1,643	10.00%		P&I	1/1/2017
Retail, Oak Ridge, TN—1	—	1,628	1,631	10.00%		P&I	4/15/2017
Retail, Oak Ridge, TN—2	—	563	564	9.25%		P&I	10/15/2013
Office, Fort Worth, TX	—	28,231	28,370	7.45%		P&I	10/1/2012
Retail, Various, TX	—	6,171	5,856	CL + 1.25%		P&I	2/28/2013
Other, Midvale, UT	—	11,436	11,202	5.71%		P&I	3/30/2013
Hospitality, Roanoke, VA	—	4,845	4,499	5.63%		P&I	5/5/2015
Multi-family, Washington DC, VA	—	34,520	34,194	L + 5.50	%(4)	I/O	11/10/2016
Retail, Poulsbo, WA	—	3,310	3,372	6.10%		I/O	9/13/2017
Subordinated Debt and Mezzanine:
Mixed Use, Mobile, AL	15,500	4,750	4,773	12.02%		I/O*	7/6/2021
Industrial, Montgomery, AL—1	8,765	18,050	13,999	8.18%		I/O*	8/31/2024
Industrial, Montgomery, AL—2	—	4,552	2,725	8.18%		I/O	8/31/2024
Office, Century City, CA	112,212	77,852	78,416	7.30%		P&I	5/11/2013
Mixed Use, San Francisco, CA—1	42,500	6,500	6,404	L + 2.75%		I/O	7/9/2016
Mixed Use, San Francisco, CA—2	—	13,500	13,305	L + 16.64%		I/O	7/9/2016
Hospitality, Estes Park, CO—1	10,294	4,270	4,254	17.45%		P&I	1/5/2016
Industrial, Opa Locka, FL—1	3,134	530	285	8.18%		I/O	8/31/2024
Industrial, Opa Locka, FL—2	8,427	17,354	13,459	8.18%		I/O*	8/31/2024
Industrial, Opa Locka, FL—3	—	4,377	2,620	8.18%		I/O	8/31/2024
Industrial, Fitzgerald, GA	9,185	1,553	831	8.18%		I/O	8/31/2024
Retail, Orlando Park, IL—1	—	13,292	13,193	5.00%		P&I	12/31/2014
Retail, Orlando Park, IL—2	—	2,467	2,449	24.16%		P&I	12/31/2014
Office, Chicago, IL—1	—	37,340	37,123	5.00%		I/O*	6/1/2015
Office, Chicago, IL—2	—	21,660	21,534	13.17%		I/O*	6/1/2015
Hospitality, UK, International	1,158,975	143,889	128,831	3L + 2.24%		I/O	10/1/2013
Industrial, West Hammond, LA—1	10,576	21,778	16,889	8.18%		I/O*	8/31/2024

Starwood Property Trust, Inc. and Subsidiaries

Schedule IV—Mortgage Loans on Real Estate (Continued)

December 31, 2011

(Amounts in thousands)

Description/Location	Prior Liens(1)	Face Amount	Carrying Amount	Interest Rate(3)		Payment Terms(2)	Maturity Date(7)
Industrial, West Hammond, LA—2	—	$5,492	$3,287	8.18%		I/O	8/31/2024
Office, New York, NY—3	256,287	11,400	9,953	7.19%		P&I	7/11/2016
Retail, Columbus, OH	320,000	85,000	71,039	6.97%		I/O	8/8/2017
Retail, Various, USA—2	100,000	42,200	42,111	14.28%		I/O*	11/1/2015
Office, Chicago, IL—3	49,000	16,000	15,944	L + 9.00	%(5)	I/O	6/9/2016
Industrial, Los Angeles, CA	34,500	10,453	10,453	12.00%		I/O	5/5/2016
Hospitality, Mammoth Lakes, CA	192,000	35,000	35,099	13.25%		I/O	4/13/2017
Hospitality, San Diego, CA	17,500	6,500	6,500	12.66%		I/O*	3/6/2016
Hospitality, Estes Park, CO—2	—	7,695	7,676	14.00%		I/O*	1/6/2016
Office, Chicago, IL—4	28,000	5,000	4,948	11.00%		I/O	3/6/2016
Retail, Europe, International	568,632	57,041	56,018	12.00%		I/O	6/21/2017
Hospitality, Various, USA—4	100,000	92,000	92,886	11.26%		I/O*	1/6/2016
Hospitality, Various, USA—5	817,536	137,650	128,760	L + 7.00	%(4)	I/O	3/9/2014
Hospitality, Various, USA—6	75,000	70,000	70,406	11.87%		I/O	5/16/2016
Retail, Various, USA—3	25,901	8,083	8,049	11.81%		I/O*	1/6/2016
Hospitality, New York, NY—3	55,000	15,000	14,052	10.00%		I/O	11/25/2014
Office, Nashville, TN	15,000	2,908	2,908	12.00%		P&I	4/20/2016
Office, Rosslyn, VA	567,675	169,201	164,717	L + 2.40%		I/O	5/15/2012
Hospitality, Seattle, WA	31,774	10,300	10,407	11.00%		I/O	7/6/2016
First Mortgages held for sale:
Mixed Use, Napa, CA	—	8,723	9,408	6.40%		P&I	4/6/2021
Office, Sacramento, CA—3	—	10,638	10,595	5.77%		P&I	6/6/2021
Retail, San Francisco, CA	—	18,406	18,829	5.48%		P&I	7/6/2021
Retail, Various, USA—4	—	17,931	19,043	6.03%		I/O*	3/6/2021
Retail, Various, USA—5	—	21,635	22,533	5.65%		I/O	7/6/2021
Multi-family, Richmond, VA	—	45,500	48,185	6.01%		I/O*	4/6/2021

	$4,633,373	$2,552,020	$2,447,508

Notes to Schedule IV:

(1)
Represents third-party priority liens. Third party portions of pari-passu participations are not considered prior liens. Additionally, excludes the outstanding debt on third party joint ventures of underlying borrowers.

(2)
P&I = principal and interest; I/O = interest only, I/O* = principal payments begin later in loan period

(3)
L = one month LIBOR rate, 3L = three month LIBOR rate, CL = one month Citibank LIBOR rate, 3CL = three month Citibank LIBOR rate, 6CL = six month Citibank LIBOR rate.

(4)
Subject to a 0.5% LIBOR floor.

(5)
Subject to a 1.0% LIBOR floor.

(6)
Subject to a 2.0% LIBOR floor.

(7)
Based on management's judgment of extension options being exercised.

Starwood Property Trust, Inc. and Subsidiaries

Schedule IV—Mortgage Loans on Real Estate (Continued)

December 31, 2011

(Amounts in thousands)

        For the year ended December 31, 2011, activity related to our loan portfolio was as follows:

Balance December 31, 2010	$1,425,243
Acquisitions/Origination	1,782,964
Additional funding	45,792
Capitalized Interest(1)	7,485
Loans sold	(331,312)
Loan maturities	(305,316)
Transfer out—loan converted to a security	(176,635)
Principal repayments	(26,933)
Discount/premium amortization	26,966
Unrealized foreign currency remeasurement loss	(6,506)
Unrealized gains on loans held for sale at fair value	5,760

Balance December 31, 2011	$2,447,508

(1)
Represents accrued interest income on loans whose terms do not require current payment of interest.

        For the year ended December 31, 2010, activity related to our loan portfolio was as follows:

Balance December 31, 2009	$214,521
Acquisitions/originations	1,352,253
Capitalized interest(1)	3,323
Carrying amount of loans sold	(28,911)
Loan maturities	(114,717)
Principal repayments	(13,642)
Discount/premium amortization	6,339
Unrealized foreign currency remeasurement gain	6,077

Balance December 31, 2010	$1,425,243

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

        Management Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

        As of December 31, 2011, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting as of December 31, 2011 is effective.

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

        The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on pages 67-68 of this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2011.

        Changes to Internal Control Over Financial Reporting.    No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information regarding the Company's directors, including the audit committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Exchange Act will be included in the Proxy Statement and is incorporated herein by reference.

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

Corporate Governance Guidelines

        We have also adopted Corporate Governance Guidelines, which are available on our website at www.starwoodpropertytrust.com. Stockholders may request a free copy of the Corporate Governance Guidelines from the address and phone number set forth above.

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
10.10
Restricted Stock Unit Award Agreement, dated August 17, 2009, between Starwood Property Trust, Inc. and Barbara J. Anderson (Incorporated by reference to Exhibit 10.10 of the Company's Quarterly Report on Form 10-Q filed November 16, 2009)
10.11
Underwriting Agreement, dated as of August 11, 2009, among Starwood Property Trust, Inc., SPT Management, LLC and the underwriters named therein (Incorporated by reference to Exhibit 10.11 of the Company's Quarterly Report on Form 10-Q filed November 16, 2009)
10.12
Loan Purchase and Sale Agreement, dated February 16, 2010, among Starwood Property Mortgage Sub-1, L.L.C., Teachers Insurance and Annuity Association of America and Chicago Title Insurance Company, as escrow agent (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed May 10, 2010)
10.13
Master Repurchase and Securities Contract, dated March 31, 2010, between Starwood Property Mortgage Sub-1, L.L.C. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed May 10, 2010)
10.14
Master Repurchase and Securities Contract, dated August 6, 2010, between Starwood Property Mortgage Sub-2, L.L.C. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed August 12, 2010)
10.15
Master Repurchase Agreement, dated December 2, 2010, between Starwood Property Mortgage Sub-3, L.L.C. and Goldman Sachs Mortgage Company (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 6, 2010)
10.16
Credit Agreement, dated December 3, 2010, among SPT Real Estate Sub II, LLC, Starwood Property Trust, Inc. and certain subsidiaries of Starwood Property Trust, Inc., as guarantors, and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed December 6, 2010)
10.17
Amendment No. 2, dated November 3, 2011, to Amended and Restated Master Repurchase and Securities Contract, Amended and Restated Guarantee and Security Agreement and Amended and Restated Fee and Pricing Letter between and among Starwood Property Mortgage Sub-2, L.L.C., Starwood Property Mortgage Sub-2A, L.L.C., Starwood Property Trust, Inc. and Wells Fargo Bank, National Association.
21.1	Subsidiaries of the Company
23.1	Consent of Deloitte & Touche, LLP
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit No.	Description
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Starwood Property Trust, Inc.
Date: February 29, 2012	By:	/s/ BARRY S. STERNLICHT Barry S. Sternlicht Chief Executive Officer and Chairman of the Board of Directors

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 29, 2012	By:	/s/ BARRY S. STERNLICHT Barry S. Sternlicht Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Date: February 29, 2012	By:	/s/ PERRY STEWART WARD Perry Stewart Ward Chief Financial Officer
Date: February 29, 2012	By:	/s/ JEFFREY G. DISHNER Jeffrey G. Dishner Director
Date: February 29, 2012	By:	/s/ BOYD W. FELLOWS Boyd W. Fellows President and Director
Date: February 29, 2012	By:	/s/ RICHARD D. BRONSON Richard D. Bronson Director
Date: February 29, 2012	By:	/s/ JEFFREY F. DIMODICA Jeffrey F. DiModica Director

Date: February 29, 2012	By:	/s/ CAMILLE J. DOUGLAS Camille J. Douglas Director
Date: February 29, 2012	By:	/s/ STRAUSS ZELNICK Strauss Zelnick Director