Form 10-Q
period 2012-03-31
STARWOOD PROPERTY TRUST, INC.
filed 2012-05-08
CIK 1465128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of May 7, 2012 was 116, 379, 042.

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

These forward-looking statements are based largely on our current beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors that may cause actual results to vary from our forward-looking statements include, but are not limited to:

•                  factors described in our Annual Report on Form 10-K for the year ended December 31, 2011 and in this Form 10-Q for the quarter ended March 31, 2012, including those set forth under the captions “Risk Factors” and “Business”;

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

•                  changes in interest rates;

•                  the availability of and costs associated with sources of liquidity;

•                  factors associated with the ownership of residential real estate assets acquired by us directly or indirectly in settlement of loans, or residential REO, and held for lease and potentially for sale, including: macroeconomic shifts in demand for, and competition in the supply of, residential rental properties; the inability to lease or re-lease properties to tenants on attractive terms or at all; the failure of tenants to pay rent when due or otherwise perform their lease obligations; unanticipated repairs, capital expenditures or other costs; uninsured damages; increases in property taxes and insurance costs; our ability to dispose of the residential REO in a timely manner in response to changes in market conditions; and potential tax liabilities owed, and limitations imposed, upon disposition of the residential REO; and

•                  factors relating to our investment in distressed or non-performing residential mortgage loans acquired with the expectation of their conversion into residential REO or other commercial resolution, including our ability to convert such investments into residential REO or to effect another commercial resolution in a timely manner or at all, the costs relating thereto, and the additional real estate investment trust, or REIT, qualification issues associated with the investment in distressed or non-performing residential mortgage loans.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands, except share and per share data)

	As of March 31, 2012	As of December 31, 2011
Assets:
Cash and cash equivalents	$132,565	$114,027
Loans held for investment	2,333,507	2,268,599
Loans held-for-sale at fair value	—	128,593
Loans held in securitization trust	50,290	50,316
Mortgage-backed securities, available-for-sale, at fair value	644,138	341,734
Other investments	44,144	44,379
Accrued interest receivable	15,851	15,176
Derivative assets	9,455	12,816
Other assets	11,564	21,807
Total Assets	$3,241,514	$2,997,447
Liabilities and Equity
Liabilities:
Accounts payable and accrued expenses	$5,053	$5,051
Related-party payable	13,350	8,348
Dividends payable	41,439	41,431
Derivative liabilities	16,307	19,652
Secured financing agreements, net	1,308,860	1,103,517
Collateralized debt obligation in securitization trust	52,978	53,199
Other liabilities	11,096	1,102
Total Liabilities	1,449,083	1,232,300
Commitments and contingencies (Note 14)
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, and 94,004,892 issued and 93,379,042 outstanding as of March 31, 2012 and 93,811,351 issued and 93,185,501 outstanding as of December 31, 2011	940	938
Additional paid-in capital	1,832,082	1,828,319
Treasury stock (625,850 shares as of March 31, 2012 and 625,850 shares as of December 31, 2011, respectively)	(10,642)	(10,642)
Accumulated other comprehensive income (loss)	10,863	(3,998)
Accumulated deficit	(46,409)	(55,129)
Total Starwood Property Trust, Inc. Stockholders’ Equity	1,786,834	1,759,488
Non-controlling interests in consolidated subsidiaries	5,597	5,659
Total Equity	1,792,431	1,765,147
Total Liabilities and Equity	$3,241,514	$2,997,447

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, amounts in thousands, except per share data)

	For the Three-Months Ended March 31
	2012	2011
Net interest margin:
Interest income from mortgage-backed securities	$8,675	$6,860
Interest income from loans	69,077	32,717
Interest expense	(11,852)	(8,144)
Net interest margin	65,900	31,433
Expenses:
Management fees (including $3,649 and $3,844 for the three-months ended March 31, 2012 and 2011 of non-cash stock-based compensation)	15,167	9,346
Acquisition and investment pursuit costs	861	88
General and administrative (including $116 and $40 for the three-months ended March 31, 2012 and 2011 of non-cash stock-based compensation)	3,023	2,104
Total expenses	19,051	11,538
Income before other income (expense) and income taxes	46,849	19,895
Interest income from cash balances	49	144
Other income (expense)	754	(472)
Other-than-temporary impairment (“OTTI”), net of $1,439 and $0 recognized in other comprehensive income (loss) for the three months ended March 31, 2012 and 2011, respectively	(656)	(434)
Net gains on sales of investments	7,333	8,104
Net realized foreign currency gains (losses)	8,834	(30)
Net losses on currency hedges	(6,257)	(3,916)
Net gains on interest rate hedges	566	1,450
Net losses on credit hedges	—	(187)
Net change in unrealized (losses) gains on loans held-for-sale at fair value	(5,760)	3,187
Unrealized foreign currency remeasurement (losses) gains	(1,025)	3,984
Income before income taxes	50,687	31,725
Income tax provision	(399)	—
Net Income	50,288	31,725
Net income attributable to non-controlling interests	(129)	(278)
Net income attributable to Starwood Property Trust, Inc.	$50,159	$31,447
Net income per share of common stock:
Basic	$0.53	$0.44
Diluted	$0.53	$0.43

Distributions declared per common share	$0.44	$0.42

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, amounts in thousands)

	For the Three-Months Ended March 31
	2012	2011
Net Income	$50,288	$31,725
Other comprehensive income:
Change in fair value of cash flow hedges	(252)	595
Unrealized gain (loss) in fair value of available-for-sale securities	14,457	(454)
Reclassification adjustment for net realized gains on sale of securities	—	(5,995)
Reclassification for OTTI	656	434
Comprehensive income	65,149	26,305
Less: Comprehensive income attributable to non-controlling interests	(129)	(25)
Comprehensive income attributable to Starwood Property Trust, Inc.	$65,020	$26,280

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited, amounts in thousands, except share data)

	Common Stock		Additional				Accumulated Other Comprehensive	Total Starwood Property Trust, Inc.	Non-
		Par	Paid-In	Treasury Stock		Accumulated	Income	Stockholders’	Controlling	Total
	Shares	Value	Capital	Shares	Amount	Deficit	(Loss)	Equity	Interests	Equity

Balance, January 1, 2011	71,021,342	$706	$1,337,953	—	$—	$(19,302)	$8,203	$1,327,560	$9,669	$1,337,229
Stock-based compensation	11,082		3,884					3,884		3,884
Net income						31,447		31,447	278	31,725
Dividends declared, $0.42 per share						(30,539)		(30,539)		(30,539)
Other comprehensive loss, net							(5,117)	(5,117)	(303)	(5,420)
Distribution to non-controlling interests									(851)	(851)
Balance, March 31, 2011	71,032,424	$706	$1,341,837	—	$—	$(18,394)	$3,086	$1,327,235	$8,793	$1,336,028

Balance, January 1, 2012	93,811,351	$938	$1,828,319	625,850	$(10,642)	$(55,129)	$(3,998)	$1,759,488	$5,659	$1,765,147
Stock-based compensation	193,541	2	3,763					3,765		3,765
Net income						50,159		50,159	129	50,288
Dividends declared, $0.44 per share						(41,439)		(41,439)		(41,439)
Other comprehensive income, net							14,861	14,861		14,861
Distribution to non-controlling interests									(191)	(191)
Balance, March 31, 2012	94,004,892	$940	$1,832,082	625,850	$(10,642)	$(46,409)	$10,863	$1,786,834	$5,597	$1,792,431

See notes to condensed consolidated financial statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	For the Three-Months ended March 31
	2012	2011
Cash Flows from Operating Activities:
Net Income	$50,288	$31,725
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	1,132	394
Accretion of net discount on mortgage-backed securities	(5,616)	(3,241)
Accretion of net deferred loan fees and discounts	(21,622)	(4,697)
Amortization of premium from collateralized debt obligations	(221)	(216)
Stock-based compensation	3,765	3,884
Gain on sale of available-for-sale securities	(46)	(6,163)
Gain on sale of loans	(7,287)	(1,914)
Gain on sale of other investments	—	(27)
Gain on foreign currency remeasurement	(9,146)	—
Net change in unrealized losses (gains) on loans held-for-sale at fair value	5,760	(3,187)
Unrealized gains on interest rate hedges	(9,779)	(1,688)
Unrealized losses on credit hedges	—	187
Unrealized losses on currency hedges	8,573	3,916
Unrealized foreign currency remeasurement losses (gains)	1,025	(3,984)
OTTI	656	434
Changes in operating assets and liabilities:
Related-party payable	5,002	2,159
Accrued interest receivable, less purchased interest	(1,870)	(2,180)
Other assets	11,388	(2,846)
Accounts payable and accrued expenses	2	(79)
Other liabilities	9,995	(4,577)
Origination of held-for-sale loans	—	(110,431)
Proceeds from sale of held-for-sale loans	132,128	56,312
Net cash provided by (used in) operating activities	174,127	(46,219)
Cash Flows from Investing Activities:
Purchase of mortgage-backed securities	(301,772)	(92,493)
Proceeds from sale of mortgage-backed securities	46	92,669
Proceeds from mortgage-backed securities maturities	—	6,160
Mortgage-backed securities principal repayments	20,099	34,033
Origination and purchase of loans held for investment	(218,872)	(292,685)
Loan maturities	147,707	—
Proceeds from sale of loans held for investment	28,786	—
Loan investment repayments	6,211	5,753
Purchased interest on investments	(437)	(287)
Investments in other investments	(99)	(8,726)
Return of investment from other investments	303	—
Proceeds from sale of other investments	—	2,843
Return of investment basis in purchased derivative asset	968	—
Proceeds from sale of treasury securities	—	112,741
Cash deposited as collateral under treasury securities loan agreement	—	(112,741)
Net cash used in investing activities	(317,060)	(252,733)
Cash Flows from Financing Activities:
Borrowings under secured financing agreements	383,037	322,927
Principal repayments on borrowings under secured financing arrangements	(177,694)	(98,028)
Payment of deferred financing costs	(2,250)	(177)
Payment of dividends	(41,431)	(29,081)
Distributions to non-controlling interest owners	(191)	(851)
Net cash provided by financing activities	161,471	194,790
Net increase (decrease) in cash and cash equivalents	18,538	(104,162)
Cash and cash equivalents, beginning of period	114,027	226,854
Cash and cash equivalents, end of period	$132,565	$122,692
Supplemental disclosure of cash flow information:
Cash paid for interest	$13,143	$7,613
Income taxes paid	$—	$174
Supplemental disclosure of non-cash investing and financing activity:
Dividends declared, but not yet paid	$41,439	$30,539

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As March 31, 2012

(Unaudited)

1. Business and Organization

Starwood Property Trust, Inc. (“the Trust” together with its subsidiaries, “we” or the “Company”) is a Maryland corporation that commenced operations on August 17, 2009 (“Inception”) upon the completion of its initial public offering (“IPO”). We are focused primarily on originating, investing in, financing and managing commercial mortgage loans and other commercial real estate debt investments. We also invest in residential mortgage-backed securities (“RMBS”), certain commercial mortgage-backed securities (“CMBS”), and other real estate related investments. We are externally managed and advised by SPT Management, LLC (the “Manager”).

We are organized and conduct our operations to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). As such, the Trust will generally not be subject to U.S. federal corporate income tax on that portion of net income that is distributed to stockholders if we distribute at least 90% of our taxable income to our stockholders by prescribed dates and comply with various other requirements.

We are organized as a holding company that conducts our business primarily through three wholly-owned subsidiaries. In 2009, we formed joint ventures (the “Joint Ventures”) with Starwood Hospitality Fund II (“Hotel II”) and Starwood Opportunity Fund VIII (“SOF VIII”) in accordance with the co-investment and allocation agreement with our Manager. The Joint Ventures are owned 75% (and controlled) by us and are therefore consolidated into our condensed consolidated financial statements. As of March 31, 2012, the investments held by the Joint Ventures had been sold and there were no remaining substantive investments in these entities.

As of March 31, 2012, investments with collateral in the hospitality, retail, and office property sectors represented 47.9%, 16.5%, and 20.2% of our investment portfolio, respectively. Such allocations could materially change in the future.

2. Summary of Significant Accounting Policies

Basis of Accounting and Principles of Consolidation

The accompanying condensed consolidated financial statements include our accounts and those of our consolidated subsidiaries. Intercompany amounts have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The most significant and subjective estimate that we make is estimating the cash flows that we expect to receive on our investments, which has a significant impact on the amounts of interest income, credit losses (if any), and estimated fair values that we report and/or disclose.  In addition, our estimated fair value of certain financial instruments is significantly impacted by the rates we select to discount the respective cash flows.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended December 31, 2011, as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results for the full year.

Segment Reporting

We are focused on originating and acquiring real estate-related debt investments and currently operate in one reportable segment.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and short-term investments. Short-term investments are comprised of highly liquid instruments with original maturities of three months or less. We maintain our cash and cash equivalents in multiple financial institutions and at times these balances exceed federally insurable limits.

Debt Securities

GAAP requires that at the time of purchase, we designate debt securities as held-to-maturity, available-for-sale, or trading depending on our investment strategy and ability to hold such securities to maturity. Held-to-maturity securities are stated at cost plus any premiums or discounts, which are amortized or accreted through the condensed consolidated statements of operations using the effective interest method.  Securities we (i) do not hold for the purpose of selling in the near-term, or (ii) may dispose of prior to maturity, are classified as available-for-sale and are carried at fair value in the accompanying financial statements.  Unrealized gains or losses on available-for-sale securities are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. As of March 31, 2012, our CMBS and RMBS were classified as available-for-sale.  The classification of each investment involves management’s judgment, which is subject to change.

When the estimated fair value of a security is less than its amortized cost, we consider whether there is other-than-temporary impairment (“OTTI”) in the value of the security. An impairment is deemed an OTTI if (i) we intend to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovering our cost basis, or (iii) we do not expect to recover the entire amortized cost basis of the security even if we do not intend to sell the security or believe it is more likely than not that we will be required to sell the security before recovering our cost basis. If the impairment is deemed to be an OTTI, the resulting accounting treatment depends on the factors causing the OTTI. If the OTTI has resulted from (i) our intention to sell the security, or (ii) our judgment that it is more likely than not that we will be required to sell the security before recovering our cost basis, an impairment loss is recognized in current earnings equal to the entire difference between our amortized cost basis and fair value. Whereas, if the OTTI has resulted from our conclusion that (i) we will not recover our cost basis even if we do not intend to sell the security or (ii) it is not more likely than not that we will be required to sell the security before recovering our cost basis, only the credit loss portion of the impairment is recorded in current earnings, and the portion of the loss related to other factors, such as changes in interest rates, continues to be recognized in accumulated other comprehensive income (loss). Following the recognition of an OTTI through earnings, a new cost basis is established for the security. Determining whether there is an OTTI may require us to exercise significant judgment and make significant assumptions, including, but not limited to, estimated cash flows, estimated prepayments, and loss assumptions. As a result, actual OTTI losses could differ from reported amounts. Such judgments and assumptions are based upon a number of factors, including (i) credit of the issuer or the underlying borrowers, (ii) credit rating of the security, (iii) key terms of the security, (iv) performance of the underlying loans, including debt service coverage and loan-to-value ratios, (v) the value of the collateral for the underlying loans, (vi) the effect of local, industry, and broader economic factors, and (vii) the historical and anticipated trends in defaults and loss severities for similar securities.

Loans Held for Investment

Loans that are held for investment are carried at cost, net of unamortized acquisition premiums or discounts, loan fees, and origination and acquisition costs as applicable, unless the loans are deemed impaired.

We evaluate each loan classified as held for investment for impairment at least quarterly.  Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. If a loan is considered to be impaired, we record an allowance to reduce the carrying value of the loan to the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral if repayment is expected solely from the collateral.

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

In addition, for all of the loans that are deemed to not be individually impaired from the evaluation process described above, we consider whether there are any specific characteristics of such loans indicating that it is probable that a loss has been incurred in a group of loans with those same characteristics.

Upon completion of the process above, we concluded that no allowance for loan losses was necessary as of March 31, 2012 and December 31, 2011. Significant judgment is required when evaluating loans for impairment; therefore, actual results over time could be materially different.

Loans Held-for-sale

Loans that we intend to sell or liquidate in the short-term are classified as held-for-sale and are carried at the lower of amortized cost or fair value, unless we have elected to record any such loans at fair value at the time they were acquired under Financial Accounting Standards Board (“FASB”) Topic 825, Financial Instruments.  Upfront costs and fees related to loans for which the fair value option is elected are recognized in earnings as incurred and not deferred.  Refer to Note 7 of the condensed consolidated financial statements for further disclosure regarding loans sold.

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

Revenue Recognition

Interest income is accrued based on the outstanding principal amount and the contractual terms of our loans and securities. Discounts or premiums associated with the purchase of loans and investment securities are amortized into interest income as a yield adjustment on the effective interest method, based on expected cash flows through the expected maturity date of the security. For loans that we have not elected to record at fair value under FASB Topic 825, origination fees and direct loan origination costs are also recognized in interest income over the loan term as a yield adjustment using the effective interest method. When we elect to record a loan at fair value, origination fees and direct loan costs are recorded directly in income and are not deferred.

Upon the sale of loans or securities, the excess (or deficiency) of net proceeds over the amortized cost of such loans or securities is recognized as a realized gain (or loss).

Investments in Unconsolidated Entities

We own non-controlling equity interests in various privately-held partnerships and limited liability companies. We use the cost method to account for investments when we (i) own five percent or less of and (ii) do not have significant influence over, the underlying investees.  We use the equity method to account for all other non-controlling interests in partnerships and limited liability companies.  Cost method investments are initially recorded at cost and income is generally recorded when distributions are received.  Equity method investments are initially recorded at cost and subsequently adjusted for our share of income or loss, as well as contributions made or distributions received.

We also own publicly-traded equity securities of certain companies in the real estate industry.  We have no influence over the activities of these companies due to our minimal percentage ownership.  These investments are classified as available-for-sale and reported at fair value in the balance sheet, with unrealized gains and losses reported as a component of other comprehensive income (loss).  Dividends on our available-for-sale equity securities are recorded in the statement of operations on the record date.

Investments in unconsolidated entities are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  When the fair value of an equity investment in an unconsolidated entity is less than its cost basis, we consider whether there is an OTTI.  OTTI analyses are based on current plans, intended holding periods and other available information at the time the analyses are prepared.

Securitization/Sale and Financing Arrangements

We periodically sell our financial assets, such as commercial mortgage loans, CMBS and other assets. In connection with these transactions, we may retain or acquire senior or subordinated interests in the related assets. Gains and losses on such transactions are recognized using the guidance in FASB Topic 860, Transfers and Servicing, which is based on a financial components approach that focuses on control. Under this approach, after a transfer of financial assets that meets the criteria for treatment as a sale—legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint, and transferred control—an entity recognizes the financial assets it retains and any liabilities it has incurred, derecognizes the financial assets it has sold, and derecognizes liabilities when extinguished. We determine the gain or loss on sale of mortgage loans by allocating the carrying value of the underlying mortgage between securities or loans sold and the interests retained based on their fair values, as applicable. The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the securities or loans sold.

Acquisition and Investment Pursuit Costs

Net costs incurred in connection with acquiring investments, as well as in pursuing unsuccessful investment acquisitions and loan originations, are charged to current earnings and not deferred.

Foreign Currency Transactions

Our assets and liabilities denominated in foreign currencies are translated into U.S. dollars using foreign currency exchange rates at the end of the reporting period. Income and expenses are translated at the weighted-average exchange rates for each reporting period. As of March 31, 2012 and December 31, 2011, the U.S. dollar was the functional currency of all investments denominated in foreign currencies. The effects of translating the assets, liabilities and income of our foreign investments are included in unrealized foreign currency remeasurement (loss) gain in the statements of operations.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, CMBS, RMBS, loan investments, and interest receivable. We may place cash investments in excess of insured amounts with high quality financial institutions. We perform an ongoing analysis of credit risk concentrations in our investment portfolio by evaluating exposure to various counterparties, markets, underlying property types, contract terms, tenant mix, and other credit metrics.

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

Deferred Financing Costs

Costs incurred in connection with obtaining secured financing arrangements are capitalized and amortized over the respective loan terms of the respective facilities as a component of interest expense. As of March 31, 2012 and December 31, 2011, we had approximately $6.1 million and $5.0 million, respectively, of capitalized financing costs, net of amortization. For the three months ended March 31, 2012 and March 31, 2011, approximately $1.1 million and $0.4 million, respectively, of amortization was included in interest expense on the statement of operations.

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

Share-based payments

We recognize the cost of share-based compensation and payment transactions using the same expense category as would be charged for payments in cash. The fair value of the restricted stock or restricted stock units granted is recorded to expense on a straight-line basis over the vesting period for the award, with an offsetting increase in stockholders’ equity. For grants to employees and directors, the fair value is determined based upon the stock price on the grant date. For non-employee grants, the fair value is based on the stock price when the shares vest, which requires the amount to be adjusted in each reporting period based on the fair value of the award at the end of the reporting period until the award has vested.

Income Taxes

We have elected to be taxed as a REIT and intend to comply with the Code with respect thereto. Accordingly, we will not be subject to federal income tax as long as certain asset, income, dividend distribution and stock ownership tests are met. Many of these requirements are technical and complex and if we fail to meet these requirements we may be subject to federal, state, and local income tax and penalties. A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. We have two taxable REIT subsidiaries (the “TRSs”) where certain investments may be made and activities conducted that (i) may have otherwise been subject to the prohibited transaction tax and (ii) may not be favorably treated for purposes of complying with the various requirements for REIT qualification.  The income, if any, within the TRSs is subject to federal and state income taxes as a domestic C corporation based upon the TRSs’ net income. For the three months ended March 31, 2012, we recorded a provision for income taxes of $0.4 million related to the activities in our TRSs.  These provisions were determined using a Federal income tax rate of 34% and state income tax rate of 7.5%.  For the three months ended March 31, 2011, we recorded no provision for income taxes related to the activities in our TRSs.

Underwriting Commissions and Offering Costs

Underwriting and offering costs incurred totaled approximately $1.1 million in connection with our equity offering in May 2011, approximately $18.9 million in connection with the equity offering in December 2010, and approximately $57.6 million in connection with our initial public offering in 2009. Underwriting and offering costs are reflected as a reduction in additional paid-in capital in the statement of equity.

Recent Accounting Pronouncements

In December 2011, the FASB issued amended guidance which will enhance disclosures required by GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. We are in the process of evaluating the impact that this guidance will have on our financial statement disclosures.

Reclassifications

After the first quarter of 2011, we began separately reporting the amount of acquisition and investment pursuit costs in the statement of operations. In prior periods, such amounts were included in general administrative expenses but have been reclassified to conform to the new presentation.  Additionally, after the first quarter of 2011 we began combining unrealized and realized gains and losses on interest rate and currency hedges, as well as for loans held for sale at fair value, which had been presented separately in prior periods.

3. Debt Securities

We classified all CMBS and RMBS investments as available-for-sale as of March 31, 2012 and December 31, 2011. The CMBS and RMBS classified as available-for-sale are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive (loss) income. The tables below summarize various attributes of our investments in mortgage-backed securities (“MBS”) available-for-sale as of March 31, 2012 and December 31, 2011 (amounts in thousands):

				Unrealized Gains or (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)
March 31, 2012	Purchased Amortized Cost	Credit OTTI	Recorded Amortized Cost	Non-Credit OTTI	Unrealized Gains	Unrealized Losses	Net Fair Value Adjustment	Fair Value
CMBS	$478,971	$—	$478,971	$—	$7,981	$—	$7,981	$486,952
RMBS	156,722	(6,657)	150,065	(1,439)	8,663	(103)	7,121	157,186
Total	$635,693	$(6,657)	$629,036	$(1,439)	$16,644	$(103)	$15,102	$644,138

March 31, 2012	Weighted Average Coupon(1)	Weighted Average Rating	Weighted Average Life (“WAL”) (Years)(3)	Weighted Average Yield (4)
CMBS	3.8%	(2)	3.8	7.15%
RMBS	1.0%	B-	5.0	10.85%

(1)          Calculated using the one-month LIBOR rate as of March 31, 2012 of 0.24125%.

(2)          Includes a $388 million investment  in senior securities that were not rated, that are secured by substantially all of the assets of a worldwide operator of hotels, resorts, and timeshare properties, and which had an estimated loan-to-value ratio as of March 31, 2012 in the range of 39%-44%. The remaining $99.3 CMBS investment position is rated BB+.

(3)          Represents the WAL of each respective group of MBS. The WAL of each individual security is calculated as a fraction, the numerator of which is the sum of the timing (in years) of each expected future principal payment multiplied by the balance of the respective payment, and with the denominator equal to the sum of the expected principal payments. This calculation was made as of March 31, 2012. Assumptions for the calculation of the WAL are adjusted as necessary for changes in projected principal repayments and/or maturity dates of the security.

(4)          Most of the CMBS and all of the RMBS were purchased at a discount that will be accreted into income over the expected remaining life of the security.  The majority of the income from these securities is earned from the accretion of these discounts.

Within the hospitality sector, as of March 31, 2012 we have in aggregate investment of $503.1 million in senior debt secured by substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties. The debt investment is comprised of $115.5 million in loans and $387.6 million in securities. As of March 31, 2012, the aggregate face value of $539.7 million represents 7.2% of the total face value of the senior debt outstanding, and the aggregate carrying value of our investment represents 15.5% of our total assets. See disclosure in Note 15 to the condensed consolidated financial statements regarding an additional interest in the senior debt that we purchased subsequent to March 31, 2012.

				Unrealized Gains or (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)
December 31, 2011	Purchased Amortized Cost	Credit OTTI	Recorded Amortized Cost	Non-Credit OTTI	Unrealized Gains	Unrealized Losses	Net Fair Value Adjustment	Fair Value
CMBS	$177,353	$—	$177,353	$—	$—	$(567)	$(567)	$176,786
RMBS	170,424	(6,001)	164,423	(1,310)	3,367	(1,532)	525	164,948
Total	$347,777	$(6,001)	$341,776	$(1,310)	$3,367	$(2,099)	$(42)	$341,734

December 31, 2011	Weighted Average Coupon(1)	Weighted Average Rating	WAL (3)
CMBS	2.1%	NR(2)	3.5
RMBS	1.0%	B-	4.8

(1)          Generally calculated using the one-month LIBOR rate as of December 31, 2011 of 0.2953% for floating rate securities.

(2)         Represents senior securities that were not rated, that are secured by substantially all of the assets of a worldwide operator of hotels, resorts, and timeshare properties, and which had an estimated loan-to-value ratio as of December 31, 2011 in the range of 39%-44%.

(3)          Represents the WAL of each respective group of MBS. The WAL of each individual security or loan is calculated as a fraction, the numerator of which is the sum of the timing (in years) of each expected future principal payment multiplied by the balance of the respective payment, and with the denominator equal to the sum of the expected principal payments. This calculation was made as of December 31, 2011. Assumptions for the calculation of the WAL are adjusted as necessary for changes in projected principal repayments and/or maturity dates of the security.

During the three-months ended March 31, 2012, purchases and sales executed, as well as the principal payments received, were as follows (amounts in thousands):

	RMBS	CMBS
Purchases	$—	$301,772
Sales/Maturities	—	—
Principal payments received	16,539	3,560

During the three-months ended March 31, 2012, we have not sold any CMBS positions. There have been no maturities during the three-months ended March 31, 2012.

During the first quarter 2011, the purchases, sales, and principal pay-downs were as follows:

	RMBS	CMBS
Purchases	$45,315	$0
Sales	35,336	29,150
Principal pay-downs	19,412	14,621

As of March 31, 2012, 79.6%, of the CMBS are variable rate and pay interest at LIBOR plus a weighted average spread of 1.75%.  As of December 31, 2011, 100.0% of the CMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 1.75%.

Subject to certain limitations on durations, we have allocated an amount to invest in RMBS that cannot exceed 10% of our total assets. We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.3 million and $0.2 million for the three-months ended March 31, 2012 and March 31, 2011, respectively, which has been recorded as an offset to interest income in the accompanying condensed consolidated statements of operations.  As of March 31, 2012, approximately $146.9 million, or 93.4%, of the RMBS are variable rate and pay interest at LIBOR plus a weighted average spread of 0.43%. As of December 31, 2011, approximately $154.7 million, or 93.8%, of the RMBS were variable rate and pay interest at LIBOR plus a weighted average spread of 0.43%.  We purchased all of the RMBS at a discount that will be accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of these discounts.

The following table presents the gross unrealized losses and estimated fair value of our securities that are in an unrealized loss position as of March 31, 2012 and for which OTTIs (full or partial) have not been recognized in earnings (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
As of March 31, 2012	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
CMBS	$—	$—	$—	$—
RMBS	14,839	1,355	(1,193)	(349)
Total	$14,839	$1,355	$(1,193)	$(349)

As of March 31, 2012 there were 15 securities with unrealized losses.  After evaluating each security we determined that the impairments on 13 of these securities, all of which are non-agency and whose impairments totaled $2.1 million, were other-than-temporary. Credit losses represented $0.7 million of this total, which we calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised to (ii) our amortized cost basis.  For the three months ended March 31, 2012, our aggregate MBS credit losses (as reported in the condensed consolidated statement of operations) were $0.7 million.  We further determined that neither of the two remaining securities were other-than-temporarily impaired.  We considered a number of factors in reaching this conclusion, including that we did not intend to sell any individual security, it was not considered more likely than not that we would be forced to sell any individual security prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost.  Significant judgment is required is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or impairments could be materially different from what is currently projected and/or reported.

The following table presents the gross unrealized losses and estimated fair value of our securities that are in an unrealized loss position as of December 31, 2011 and for which OTTIs (full or partial) have not been recognized in earnings (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
As of December 31, 2011	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
CMBS	$176,786	$—	$(567)	$—
RMBS	70,103	2,684	(2,444)	(399)
Total	$246,889	$2,684	$(3,011)	$(399)

4. Loans

Our investments in loans held-for-investment are accounted for at amortized cost and the loans held-for-sale are accounted for at the lower of cost or fair value, unless we elect (upon origination or acquisition) to record such loans at fair value. The following table summarizes our investments in mortgages and loans by subordination class as of March 31, 2012 and December 31, 2011 (amounts in thousands):

March 31, 2012	Carrying Value	Face Amount	Weighted Average Coupon	Weighted Average Life (years) (2)
First mortgages	$1,375,766	$1,428,505	6.2%	3.3
Subordinated mortgages (1)	313,688	348,072	9.4%	4.5
Mezzanine loans	644,053	655,199	8.6%	3.0
Total loans held for investment	2,333,507	2,431,776
Loans held in securitization trust	50,290	50,604	5.0%	3.0
Total Loans	$2,383,797	$2,482,380

December 31, 2011	Carrying Value	Face Amount	Weighted Average Coupon	Weighted Average Life (years) (2)
First mortgages	$1,202,611	$1,248,549	6.6%	3.2
Subordinated mortgages (1)	437,163	487,175	7.4%	4.1
Mezzanine loans	628,825	642,831	8.4%	3.0
Total loans held for investment	2,268,599	2,378,555
First mortgages held-for-sale at fair value	128,593	122,833	5.9%	8.9
Loans held in securitization trust	50,316	50,632	5.0%	3.7
Total Loans	$2,447,508	$2,552,020

(1)          Subordinated mortgages includes (i) subordinated mortgages that we retain after having sold first mortgage positions related to the same collateral, (ii) B-Notes, and (iii) subordinated loan participations.

(2)          Represents the WAL of each respective group of loans. The WAL of each individual loan is calculated as a fraction, the numerator of which is the sum of the timing (in years) of each expected future principal payment multiplied by the balance of the respective payment, and with the denominator equal to the sum of the expected principal payments. This calculation was made as of March 31, 2012 and December 31, 2011. Assumptions for the calculation of the WAL are adjusted as necessary for changes in projected principal repayments and/or maturity dates of the loan.

As of March 31, 2012, approximately $1.2 billion, or 50.1%, of the loans are variable rate and pay interest at LIBOR plus a weighted-average spread of 4.62%. The following table summarizes our investments in floating rate loans (amounts in thousands):

	March 31, 2012		December 31, 2011
Index	Rate	Carrying Value	Rate	Carrying Value
1 Month LIBOR	0.2413%	$382,145	0.2953%	$264,030
3 Month LIBOR	0.4682%	14,641	0.5810%	143,371
1 Month Citibank LIBOR(1)	0.2250%	134,589	0.2700%	134,041
3 Month Citibank LIBOR(1)	0.4550%	7,132	0.5600%	7,102
6 Month Citibank LIBOR(1)	0.7200%	6,081	0.7800%	6,039
LIBOR Floor	0.5% - 2.0%	648,578	0.5% - 2.0%	551,275
Total		$1,193,166		$1,105,858

(1)          The Citibank LIBOR rate is equal to the rate per annum at which deposits in United States dollars are offered by the principal office of Citibank, N.A. in London, England to prime banks in the London interbank market.

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

The rating categories generally include the characteristics described below, but these are utilized as guidelines and therefore not every loan will have all of the characteristics described in each category:

Rating		Characteristics
1	•	Sponsor capability and financial condition—Sponsor is highly rated or investment grade or, if private, the equivalent thereof with significant management experience.
	•	Loan collateral and performance relative to underwriting—The collateral has surpassed underwritten expectations.
	•	Quality and stability of collateral cash flows—Occupancy is stabilized, the property has had a history of consistently high occupancy, and the property has a diverse and high quality tenant mix.
	•	Loan structure—Loan-to-collateral value ratio (“LTV”) does not exceed 65%. The loan has structural features that enhance the credit profile.
2	•	Sponsor capability and financial condition—Strong sponsorship with experienced management team and a responsibly leveraged portfolio.
	•	Loan collateral and performance relative to underwriting—Collateral performance equals or exceeds underwritten expectations and covenants and performance criteria are being met or exceeded.
	•	Quality and stability of collateral cash flows—Occupancy is stabilized with a diverse tenant mix.
	•	Loan structure—LTV does not exceed 70% and unique property risks are mitigated by structural features.
3	•	Sponsor capability and financial condition—Sponsor has historically met its credit obligations, routinely pays off loans at maturity, and has a capable management team.
	•	Loan collateral and performance relative to underwriting—Property performance is consistent with underwritten expectations.
	•	Quality and stability of collateral cash flows—Occupancy is stabilized, near stabilized, or is on track with underwriting.
	•	Loan structure—LTV does not exceed 80%.
4	•	Sponsor capability and financial condition—Sponsor credit history includes missed payments, past due payment, and maturity extensions. Management team is capable but thin.
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

	•	Quality and stability of collateral cash flows—The property has material vacancy and significant rollover of remaining tenants.
	•	Loan structure—LTV exceeds 90%.

As of March 31, 2012, the risk ratings by class of loan were as follows (amounts in thousands):

	Balance Sheet Classification at March 31, 2012
Risk	Loans Held for Investment			Loans held in
Rating Category	First Mortgages	Subordinated Mortgages	Mezzanine Loans	Securitization Trust	Total
1	$—	$—	$—	$—	$—
2	224,136	2,445	128,175	13,172	367,928
3	1,112,302	256,661	515,878	37,118	1,921,959
4	39,328	54,582	—	—	93,910
5	—	—	—	—	—
	$1,375,766	$313,688	$644,053	$50,290	$2,383,797

As of December 31, 2011, the risk ratings by class of loan were as follows (amounts in thousands):

	Balance Sheet Classification at December 31, 2011
Risk	Loans Held for Investment			Loans Held for Sale	Loans held in
Rating Category	First Mortgages	Subordinated Mortgages	Mezzanine Loans	First Mortgages	Securitization Trust	Total
1	$—	$—	$—	$—	$—	$—
2	108,900	131,281	139,167	89,760	13,193	482,301
3	1,054,717	251,788	481,982	38,833	37,123	1,864,443
4	38,994	54,094	7,676	—	—	100,764
5	—	—	—	—	—	—
	$1,202,611	$437,163	$628,825	$128,593	$50,316	$2,447,508

After completing our analysis of each loan, including the resulting risk ratings as described above, we concluded that no allowance for loan losses was necessary as of March 31, 2012 or December 31, 2011.

For the three months ended March 31, 2012, the activity in our loan portfolio (including loans held-for-sale) was as follows (amounts in thousands):

Balance December 31, 2011	$2,447,508
Acquisitions/originations	213,688
Additional funding	5,184
Capitalized interest (1)	1,672
Basis of loans sold	(153,627)
Basis of loans prepaid	(138,561)
Principal repayments	(6,211)
Discount accretion/premium amortization	21,622
Unrealized foreign currency remeasurement loss	(1,718)
Net change in unrealized loss on loans held-for-sale at fair value	(5,760)
Balance March 31, 2012	$2,383,797

(1)          Represents accrued interest income on loans whose terms do not require current payment of interest.

We acquired or originated $224.0 million (face value) in loans during the three months ended March 31, 2012, which included: (1) a $125.0 million participation in a senior loan secured by all the material assets of a major hotel company for a discounted purchase price of $115.7 million; (2) an origination of a $63.0 million first mortgage, of which $59.0 million was funded at closing, collateralized by 10 office buildings located in California; and (3) an origination of a $40.0 million mezzanine loan secured by a 10-property portfolio of full-service and extended-stay hotels located in eight different states. We sold $153.6 million of loans during the three months ended March 31, 2012, which included: (1) six loans with a carrying value of $122.7 million to an independent third party resulting in proceeds, net of financing repayments, of $40.6 million and (2) 50% of our Euro denominated loan to a strategic partner resulting in proceeds of $28.8 million. The transaction was neutral from an earnings perspective net of the associated currency hedge gain. Our GBP-denominated loan prepaid during the three months ended March 31, 2012, resulting in proceeds of $147.7 million and an additional $13.1 million of accelerated accretion of the purchase discount. The loan had a carrying value of $134.6 million at the date of prepayment.

5. Other Investments

In January 2010, we committed $6.3 million to acquire a 5.6% interest in a privately-held limited liability company formed to acquire assets of a commercial real estate debt management and servicing business primarily for the opportunity to participate in debt opportunities arising from the venture’s special servicing business (the “Participation Right”). In May 2010, we made an additional $3.4 million commitment to the venture to maintain at least a 5% ownership and its corresponding Participation Right. Because we do not have control or significant influence over the venture, the investment is accounted for under the cost method. As of March 31, 2012, we had funded $8.0 million of our commitment. There was no income for the three months ended March 31, 2012 or 2011 related to this investment.

Through March 31, 2012, we had purchased a net total of $13.8 million ($9.3 million of which was purchased during the year ended December 31, 2011) of publicly traded equity securities that are classified as available-for-sale and carried at fair value with changes in fair value recorded to other comprehensive income (loss). For the three months ended March 31, 2012 and March 31, 2011, we had an unrealized loss of $2.6 million and unrealized gain of $0.4 million, respectively, related to these investments, and recognized dividend income of $0.2 million and $0.1 million, respectively, included as a component of other income in the condensed consolidated statements of operations.  All of the equity securities have been in an unrealized loss position for less than 12 months and are not other-than-temporarily impaired.

In June 2011, we acquired a non-controlling 49% interest in a privately-held limited liability company for $25.5 million, which is accounted for under the equity method.  The entity owns a mezzanine loan participation, and our share of earnings for the three months ended March 31, 2012 was $0.6 million, which is included in other income on the condensed consolidated statements of operations.

6. Secured Financing Agreements

On March 31, 2010, Starwood Property Mortgage Sub-1, L.L.C. (“SPM Sub-1”), our indirect wholly-owned subsidiary, entered into a Master Repurchase and Securities Contract (the “Wells Repurchase Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Wells Repurchase Agreement is secured by approximately $161.2 million of the diversified loan portfolio purchased from Teachers Insurance and Annuity Association of America on February 26, 2010 (“the TIAA Portfolio”). Advances under the Wells Repurchase Agreement accrue interest at a per annum pricing rate equal to the sum of one-month LIBOR plus the pricing margin of 3.0%. If an event of default (as such term is defined in the Wells Repurchase Agreement) occurs and is continuing, amounts borrowed may become due and payable and interest accrues at the default rate, which is equal to the pricing rate plus 4.0%. The maturity date of the Wells Repurchase Agreement is May 31, 2013. The Wells Repurchase Agreement allowed for advances through May 31, 2010. As of March 31, 2012, $108.4 million was outstanding under the Wells Repurchase Agreement and the carrying value of the pledged collateral was $161.2 million. The Company guarantees certain of the obligations of SPM Sub-1 under the Wells Repurchase Agreement up to maximum liability of 25% of the then currently outstanding repurchase price of all purchased assets.

On August 6, 2010, Starwood Property Mortgage Sub-2, L.L.C. (“SPM Sub-2”), our indirect wholly-owned subsidiary, entered into a second Master Repurchase and Securities Contract with Wells Fargo, which second repurchase facility was amended and restated by SPM Sub-2 and Starwood Property Mortgage Sub-2-A, L.L.C. (“SPM Sub-2-A”), our indirect wholly-owned subsidiaries, on February 28, 2011, pursuant to an Amended and Restated Master Repurchase and Securities Contract (the “Second Wells Repurchase Agreement”). The Second Wells Repurchase Agreement was amended on May 24, 2011 and November 3, 2011 (“Amendment No. 2”), and is being used by SPM Sub-2 and SPM Sub-2-A to finance the acquisition or origination of commercial mortgage loans (and participations therein) and mezzanine loans. In connection with Amendment No. 2, available borrowings under the facility increased by $200 million, to $550 million. Advances under the Second Wells Repurchase Agreement accrue interest at a per annum pricing rate equal to the sum of one-month LIBOR plus a margin of between 1.75% and 6.0% depending on the type of asset being financed. If an event of default (as such term is defined in the Second Wells Repurchase Agreement) occurs and is continuing, amounts borrowed may become due and payable immediately and interest accrues at the default rate, which is equal to the pricing rate plus 4.0%. The initial maturity date of the Second Wells Repurchase Agreement is August 5, 2013, subject to two one-year extension options, each of which may be exercised by us upon the satisfaction of certain conditions and the payment of an extension fee. The Company guarantees certain of the obligations of SPM Sub-2 and SPM Sub-2-A under the Wells Repurchase Agreement up to a maximum liability of either 25% or 100% of the then-currently outstanding repurchase price of purchased assets, depending upon the type of asset being financed. As of March 31, 2012, $438.8 million was outstanding under the Second Wells Repurchase Agreement and the carrying value of the pledged collateral was $768.4 million.

On December 2, 2010, Starwood Property Mortgage Sub-3, L.L.C. (“SPM Sub-3”), our indirect wholly-owned subsidiary, entered into a Master Repurchase Agreement with Goldman Sachs Mortgage Company, which repurchase facility was amended and restated by SPM Sub-3 and Starwood Property Mortgage Sub-3-A, L.L.C. (“SPM Sub-3-A”), our indirect wholly-owned subsidiary, on February 28, 2011, pursuant to an Amended and Restated Master Repurchase Agreement (the “Goldman Repurchase Agreement”). The Goldman Repurchase Agreement will be used to finance the acquisition or origination by SPM Sub-3 and SPM Sub-3-A of commercial mortgage loans that are eligible for CMBS securitization. The Goldman Repurchase Agreement provides for asset purchases of up to $150 million. The Company guarantees certain of the obligations of SPM Sub-3 and SPM Sub-3-A under the Goldman Repurchase Agreement up to a maximum liability of 25% of the then-currently outstanding repurchase price of all purchased loans. Advances under the Goldman Repurchase Agreement accrue interest at a per annum pricing rate equal to the sum of one-month LIBOR plus a margin of between 1.95% and 2.25% depending on the loan-to-value ratio of the purchased mortgage loan. If an event of default (as such term is defined in the Goldman Repurchase Agreement) occurs and is continuing, amounts borrowed may become due and payable immediately and interest accrues at the default rate, which is equal to the pricing rate plus 2.0%. The maturity date of the Goldman Repurchase Agreement is December 3, 2012. As of March 31, 2012, there were no borrowings under the Goldman Repurchase Agreement.

On March 18, 2011, Starwood Property Mortgage, L.L.C. (“SPM”), our indirect wholly-owned subsidiary, entered into a third Master Repurchase and Securities Contract with Wells Fargo (“the Third Wells Repurchase Agreement”). The Third Wells Repurchase Agreement is being used by SPM to finance the acquisition and ownership of RMBS and provides for asset purchases up to $100.0 million. Advances under the Third Wells Repurchase Agreement generally accrue interest at a per annum pricing rate equal to one-month LIBOR plus a margin of 2.10%. If an event of default (as such term is defined in the Third Wells Repurchase Agreement) occurs and is continuing, amounts borrowed may become due and payable immediately and interest accrues at the default rate, which is equal to the pricing rate plus 4.0%. The facility was scheduled to terminate on March 16, 2012. We extended the facility for an additional year and the new facility termination date is March 16, 2013. The Company has guaranteed certain of the obligations of SPM under the Third Wells Repurchase Agreement. As of March 31, 2012, $80.4 million was outstanding and the carrying value of the RMBS collateral was $134.4 million.

On June 30, 2011, Starwood Property Mortgage Sub-4, L.L.C. (“SPM Sub-4”) and Starwood Property Mortgage Sub-4-A, L.L.C. (“SPM Sub-4-A”), our indirect wholly-owned subsidiaries, entered into a Mortgage Loan Purchase Agreement (the “Deutsche Repurchase Agreement”) with Deutsche Bank AG, Cayman Islands Branch. The Deutsche Repurchase Agreement provides for asset purchases of up to $150 million. The Company has guaranteed certain of the obligations of SPM Sub-4 and SPM Sub-4-A under the Deutsche Repurchase Agreement up to a maximum liability of the sum of (a) the greater of (i) 25% of the then currently outstanding repurchase price of all purchased loans, and (ii) $20,000,000, plus (b) all obligations associated with hedging. Advances under the Deutsche Repurchase Agreement accrue interest at a pricing rate equal to the sum of one-month LIBOR plus a margin of between 1.85% and 2.5% depending on the property type and loan-to-value ratio of the purchased mortgage asset. If an event of default (as such term is defined in the Deutsche Repurchase Agreement) occurs and is continuing, amounts borrowed may become due and payable immediately and interest accrues at the default rate, which is equal to the pricing rate plus 4.0%. The maturity date of the Deutsche Repurchase Agreement is June 30, 2012 with two one-year extension options, subject to the satisfaction of certain conditions. As of March 31, 2012, there were no borrowings under the Deutsche Repurchase Agreement.

On June 28, 2011, SPT Rosslyn Holdings, L.L.C. (“SPT Rosslyn”), our indirect wholly-owned subsidiary, entered into a Master Repurchase Agreement (the “Second Deutsche Repurchase Agreement”) with Deutsche Bank AG, New York Branch (“Deutsche NY”). In connection with the Second Deutsche Repurchase Agreement, SPT Rosslyn transferred assets to Deutsche NY, with such transfer providing access to repurchase borrowings of up to $117.4 million. Interest on these borrowings accrues at a pricing rate equal to one-month LIBOR plus a margin of between 3.5% and 5.0%, depending on the loan-to-value. If an event of default (as such term is defined in the Second Deutsche Repurchase Agreement) occurs and is continuing, amounts borrowed may become due and payable immediately and interest accrues at the default rate, which is equal to the pricing rate plus 5.0%. As of March 31, 2012, SPT Rosslyn had borrowed $97.3 million under this facility and the carrying value of the pledged collateral was $167.4 million. The borrowing matures in May 2012. The Company has guaranteed certain of the obligations of SPT Rosslyn under the Second Deutsche Repurchase Agreement.

On December 30, 2011, Starwood Property Mortgage Sub-5, L.L.C. (“SPM Sub-5”) and Starwood Property Mortgage Sub-5-A, L.L.C. (“SPM Sub-5-A”) and , our indirect wholly-owned subsidiaries, entered into a fourth Master Repurchase and Securities Contract with Wells Fargo (the “Fourth Wells Repurchase Agreement”). The Fourth Wells Repurchase Agreement provides for advances up to $236.0 million and is secured by a loan portfolio of 26 separate commercial mortgage loans that we acquired on December 30, 2011 for $307.3 million. As of March 31, 2012, the $231.5 million in advances under the Fourth Wells Repurchase Agreement accrued interest at one-month LIBOR plus a pricing margin of 2.75%. The availability of additional advances, as well as the pricing margin on all outstanding borrowings at any given time, is determined by the current operating cash flows and fair values of the underlying collateral, both in relation to the existing collateral loan receivable balances outstanding, and all as approved by Wells Fargo. The overall term of the Fourth Wells Repurchase Agreement is three years, with two one-year conditional extensions. As of March 31, 2012, SPM Sub-6 had borrowed $231.5 million under this facility and the carrying value of the pledged collateral was $307.3 million. However, $50.7 million of the borrowings outstanding at March 31, 2012 are due in June 2012, subject to a conditional six-month extension for a 0.25% fee. At closing, we paid a 0.50% commitment fee based upon the total committed proceeds. If the overall facility is extended beginning in December 2014, we would pay a 0.25% extension fee for each year. The Company guarantees 60% of the currently outstanding repurchase price for all purchased assets; however, the Company guarantees 100% of the outstanding balance of any individual repurchase transaction involving a collateral property with operating cash flows that at any time is less than 15% of the related collateral loan receivable balance.

On March 6, 2012, Starwood Property Mortgage Sub-7, LLC (“SPM Sub-7”), our indirect wholly-owned subsidiary, entered into a Master Repurchase Agreement with Goldman Sachs International (the “Second Goldman Repurchase Agreement”).  At closing, we borrowed $155.4 million under the Second Goldman Repurchase Agreement to finance the acquisition of $222.8 million in senior debt securities that are expected to mature on November 15, 2015.  The senior debt securities were issued by certain special purpose entities that were formed to hold substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties.  Advances under the Second Goldman Repurchase Agreement accrue interest at a per annum rate of one-month LIBOR plus a spread of 2.90%.  The maturity date of the Second Goldman Repurchase Agreement is August 15, 2015.  The carrying value of the collateral senior debt securities was $206.6 million and the amount outstanding under the facility was $154.3 million at March 31, 2012.

On March 26, 2012, Starwood Property Mortgage Sub-6, LLC (“SPM Sub-6”) and Starwood Property Mortgage Sub-6-A (“SPM Sub-6-A”), our indirect wholly-owned subsidiaries, entered into a Master Repurchase Agreement with Citibank, N.A. (the “Citi Repurchase Agreement).  The Citi Repurchase Agreement provides for asset purchases of up to $125.0 million to finance  commercial mortgage loans and senior interests in commercial mortgage loans originated or acquired by us and including loans and interests intended to be included in commercial mortgage loan securitizations as well as those not intended to be securitized.  Advances under the Citi Repurchase Agreement accrue interest at a per annum interest rate equal to the sum of (i) 30-day LIBOR plus (ii) a margin of  between 1.75% and 3.75% depending on (A) asset type, (B) the amount advanced and (C) the debt yield and loan-to-value ratios of the purchased mortgage loan, provided that the aggregate weighted average interest rate shall not at any time be less than the sum of one-month LIBOR plus 2.25%.  The facility has an initial maturity date of March 29, 2014, subject to three one-year extension options, which may be exercised by us upon the satisfaction of certain conditions. We have guaranteed the obligations of our subsidiaries under the facility up to a maximum liability of 25% of the then-currently outstanding repurchase price of assets financed.  There were no borrowings under the Citi Repurchase Agreement as of March 31, 2012.

Under the Wells Repurchase Agreement, the Second Wells Repurchase Agreement, the Goldman Repurchase Agreement, the Third Wells Repurchase Agreement, the Deutsche Repurchase Agreement, the Second Deutsche Repurchase Agreement, the Fourth Wells Repurchase Agreement, the Second Goldman Repurchase Agreement, and the Citi Repurchase Agreement, the counterparty retains the sole discretion over both whether to purchase the loan or security from us and, subject to certain conditions, the market value of such loan or security for purposes of determining whether we are required to pay margin to the counterparty.

On December 3, 2010, SPT Real Estate Sub II, LLC (“SPT II”), our wholly-owned subsidiary, entered into a term loan credit agreement (the “BAML Credit Agreement”) with Bank of America, N.A. (“Bank of America”) as administrative agent and as lender, and us and certain of our subsidiaries as guarantors. The BAML Credit Agreement, amended and restated on March 9, 2012 (“Amended BAML Credit Agreement”), provides for loans of up to $198.1 million as of March 31, 2012. The initial draw under the BAML Credit Agreement in December 2010 was used, in part, to finance the acquisition of a $205.0 million participation (the “Participation”) in a senior secured loan due November 15, 2015 from Bank of America. The Participation was converted into a security in June 2011 and is due from certain special purpose entities that were formed to hold substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties.  In connection with the March 9, 2012 amendment, we borrowed an additional $81.0 million to partially finance the $125.0 million acquisition of additional participation interest in the senior secured loan.

Advances under the Amended BAML Credit Agreement accrue interest at a per annum rate based on LIBOR or a base rate, at the election of SPT II. The margin can vary between 2.35% and 2.50% over LIBOR, and between 1.35% and 1.50% over base rate, based on the performance of the underlying hospitality collateral. The initial maturity date of the Amended BAML Credit Agreement is November 30, 2014, subject to a 12 month extension option, exercisable by SPT II upon satisfaction of certain conditions set forth in the Amended BAML Credit Agreement. Bank of America retains the sole discretion, subject to certain conditions, over the market value of collateral assets for purposes of determining whether we are required to pay margin to Bank of America. As of March 31, 2012, $198.1 million was outstanding under the BAML Credit Agreement. The carrying value of the CMBS pledged as collateral under the Credit agreement was $296.5 million as of March 31, 2012. If an event of default (as such term is defined in the Amended BAML Credit Agreement) occurs and is continuing, amounts borrowed may become due and payable immediately and interest would accrue at an additional 2% per annum over the applicable rate.  See Note 15 for the disclosure of a development related to the Amended BAML Credit Agreement that occurred subsequent to March 31, 2012.

The following table sets forth our five-year principal repayments schedule for the secured financings assuming no defaults or expected extensions, which excludes the collateralized debt obligation in securitization trust (amounts in thousands).   Our credit facilities generally require principal to be paid down prior to the facilities’ respective maturities if and when we receive principal payments on, or sell, the investment collateral that we have pledged.  The amount for the remainder of 2012 generally represents the principal repayments that will be required on our credit facilities as a result of our receipt of principal repayments that are scheduled or otherwise expected to be received on our loan and MBS investments:

2012 (remaining)	$180,659
2013	640,448
2014	184,693
2015	303,060
2016 and thereafter	—
Total	$1,308,860

7. Loan Securitization/Sale Activities

During 2010, we participated in a commercial mortgage securitization which generated non-recourse match funded financing with an effective cost of funds of approximately 3.5%. We separated five mortgage loans with an aggregate face value of $178.0 million into senior and junior loans. We contributed the five senior loans, or A Notes (the “Contributed Loans”), with a face value of approximately $84.0 million to the securitization trust and received approximately $92.0 million in proceeds, while retaining $94.0 million of junior interests. The Contributed Loans are secured by office, retail and industrial properties and have remaining maturities between four and seven years.  Each of the five Contributed Loans was either originated or acquired by us as part of a first mortgage loan. In connection with the securitization, two of the first mortgage loans were each split by us into an A Note and a B Note and three of the first mortgage loans had each been previously split into A Notes, B Notes and C Notes.  The secured financing liability relates to two of the Contributed Loans that we securitized but did not qualify for sale treatment under GAAP. As of March 31, 2012 and December 31, 2011, the balance of the loans pledged to the securitization trust was $50.3 million and $50.3 million, respectively, and the related liability of the securitization trust was $53.0 million and $53.2 million, respectively.

During the first quarter of 2011, we contributed three loans to a securitization trust for approximately $56.0 million in gross proceeds. Control of the loans was surrendered in the loan transfer and it was therefore treated as a sale under GAAP, resulting in a gain of $1.9 million. We effectively realized a net gain of $1.8 million on this transaction after considering the realized losses on the interest rate hedges of $0.1 million that was terminated in connection with the sale.

During the first quarter of 2012, we sold six loans with a carrying value of $122.7 million to an independent third party resulting in proceeds, net of financing repayments, of $40.6 million.  Control of the loans was surrendered in the loan transfer and it was therefore treated as a sale under GAAP, resulting in a realized gain of $9.4 million.  The net economic gain of this transaction, including a realized loss of $8.4 million on the termination of the corresponding interest rate hedge, was $1.0 million.  Additionally, we sold 50% of our Euro denominated loan to a strategic partner resulting in proceeds of $28.8 million and a realized loss of $2.1 million;  however, this transaction was earnings neutral after considering the realized gains on the related currency hedges of $2.1 million that were terminated in connection with the sale.

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

In connection with our repurchase agreements, we have entered into nine interest rate swaps that have been designated as cash flow hedges of the interest rate risk associated with forecasted interest payments. As of March 31, 2012, the aggregate notional of our interest rate swaps designated as cash flow hedges of interest rate risk totaled $342.3 million.  Under these agreements, we will pay fixed monthly coupons at fixed rates ranging from 0.557% to 2.228% of the notional amount to the counterparty and receive floating rate LIBOR. Our interest rate swaps designated as cash flow hedges of interest rate risk have maturities ranging from November 2012 to October 2018.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2012 and March 31, 2011, we recorded $0 and $45 thousand, respectively as hedge ineffectiveness in earnings, which is included in interest expense on the condensed consolidated statements of operations.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the associated variable-rate debt. Over the next twelve months, we estimate that an additional $2.1 million will be reclassified as an increase to interest expense.  We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of 79 months.

Non-designated Hedges

Derivatives not designated as hedges are derivatives that do not meet the criteria for hedge accounting under GAAP or for which we have not elected to designate as hedges.  We do not use these derivatives for speculative purposes but are instead used to manage our exposure to foreign exchange rates, interest rate changes, and certain credit spreads.  Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in net (losses) gains on interest rate, currency or credit hedges in the condensed consolidated statements of operations.

During 2010, we entered into a series of forward contracts whereby we agree to sell an amount of GBP for agreed upon amounts of USD at various dates through October of 2013.  These forward contracts were executed to economically fix the USD amounts of GBP-denominated cash flows expected to be received by us related to our GBP-denominated loan investment.  During 2011, we entered into a series of forward contracts whereby we agree to sell an amount of EUR for an agreed upon amount of USD at various dates through June of 2014.  These forward contracts were executed to economically fix the USD amount of EUR-denominated cash flows expected to be received by us related to our mezzanine loan in Germany.  During the three months ended March 31, 2012, we terminated a portion of our contracts to sell EUR.  The purpose of the terminations was to reduce the amount of EUR we were to sell at future dates as a result of the refinancing of our EUR-denominated loan investment.  During the three months ended March 31, 2012, we entered into positions to buy GBP for an agreed upon amount of USD at various dates through 2013 to fix the future value of our losses on pre-existing GBP forward positions.  We also entered into a new series of forward contracts whereby we agree to sell GBP for an agreed upon amount of USD at various dates through March 2016.

As of March 31, 2012, we had 18 foreign exchange forward derivatives to sell GBP with a total notional amount of GBP 186.1 million, 10 foreign exchange forward derivatives to buy GBP with a total notional amount of GBP 98.2 million and 10 foreign exchange forward derivatives to sell EUR with a total notional of EUR 28.8 million that were not designated as hedges in qualifying hedging relationships.

During 2010 and 2011, we entered into several interest rate swaps that were not designated as hedges.  Under these remaining agreements, we pay fixed coupons at fixed rates ranging from 0.716% to 2.435% of the notional amount to the counterparty and receive floating rate LIBOR.  These interest rate swaps are used to limit the price exposure of certain assets due to changes in benchmark USD-LIBOR swap rates from which the pricing of these assets is derived.  During the three months ended March 31, 2012, we terminated our swap that had a fixed rate of 3.10%. As of March 31, 2012, the aggregate notional amount of these five remaining interest rate swaps totaled $165.0 million. Changes in the fair value of these interest rate swaps are recorded directly in earnings.

In connection with our acquisition on a loan portfolio during the fourth quarter of 2011, we entered into nine interest rate swaps whereby we receive fixed coupons ranging from 2.86% to 6.28% of the notional amount and pay floating rate LIBOR.  We acquired these swaps at a cost of $7.5 million.  The premium paid reflects the fact that these swaps had above market rates which we receive.   These swaps effectively convert certain floating rate loans we acquired to fixed rates.  As of March 31, 2012, the aggregate notional amount of these swaps totaled $107.9 million. Changes in the fair value of these interest rate swaps are recorded directly in earnings.

During the first quarter of 2011 we entered into a derivative that is intended to hedge against increases in market credit spreads of CMBS.  Such movements would have a negative impact on the proceeds we expect to receive from contributing loans into commercial mortgage loan securitizations.  The notional amount of the derivative is $50.0 million and it matures in August 2011.  Under the terms of the contract, a market credit spread index was defined at the contract’s inception by reference to a portfolio of specific independent CMBS.  To the extent the referenced credit spread index increases, our counterparty pays us.  To the extent the referenced credit spread index decreases, we pay our counterparty.  We pay/receive approximately every 30 days based upon the movement in the referenced index during such period.  The net loss from inception of the hedge through March 31, 2011 was $187 thousand and we were due $67 thousand as of March 31, 2011.   There were no credit hedges in place during the three months ended March 31, 2012.

The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of March 31, 2012 and December 31, 2011 (amounts in thousands).

Tabular Disclosure of Fair Values of Derivative Instruments (amounts in thousands)

	Derivatives in an Asset Position				Derivatives in a Liability Position
	As of March 31, 2012		As of December 31, 2011		As of March 31, 2012		As of December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps	Derivative Assets	$22	N/A	$—	Derivative Liabilities	$1,694	Derivative Liabilities	$1,420
Total derivatives designated as hedging instruments		$22		$—		$1,694		$1,420
Derivatives not designated as hedging instruments
Interest rate swaps	Derivative Assets	$6,912	Derivative Assets	$7,555	Derivative Liabilities	$1,890	Derivative Liabilities	$11,342
Foreign exchange contracts	Derivative Assets	2,521	Derivative Assets	5,261	Derivative Liabilities	12,723	Derivative Liabilities	6,890
Total derivatives not designated as hedging instruments		$9,433		$12,816		$14,613		$18,232

Cash flow hedges impact for the three months ended March 31, 2012 (amounts in thousands):

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate Swaps	$839	Interest Expense	$587	Interest Expense	$—

Cash flow hedges impact for the three months ended March 31, 2011 (amounts in thousands):

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of gain recognized in income on derivative (ineffective portion)	Amount of gain recognized in income on derivative (ineffective portion)
Interest Rate Swaps	$32	Interest Expense	$584	Interest Expense	$45

Non-Designated derivatives impact for the three months ended March 31, 2012 and March 31, 2011 (amounts in thousands):

Derivatives Not Designated	Location of Gain/(Loss) Recognized in Income on	Amount of Gain/(Loss) Recognized in Income on Derivative
as Hedging Instruments	Derivative	2012	2011
Interest Rate Swaps — Realized losses	Gains (losses) on interest rate hedges	$(9,213)	$(238)
Interest Rate Swaps — Net change in unrealized gains	Gains (losses) on interest rate hedges	$9,779	$1,688
Foreign Exchange — Realized gains	Gains (losses) on currency hedges	$2,316	$—
Foreign Exchange — Net change in unrealized losses	Gains (losses) on currency hedges	$(8,573)	$(3,916)
Credit Spread Derivative— Realized gains	Gains (losses) on credit spread hedges	$—	$—
Credit Spread Derivative— Net change in unrealized losses	Gains (losses) on credit spread hedges	$—	$(187)

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

As of March 31, 2012 the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $15.6 million. As of March 31, 2012, we had posted collateral of $3.3 million related to these agreements. If we had breached any of these provisions at March 31, 2012, we could have been required to settle our obligations under the agreements at their termination liability value of $15.6 million.

9. Related-Party Transactions

Management Agreement

We entered into a Management Agreement with our Manager upon closing of our IPO, which provides for an initial term of three years with automatic one-year extensions thereafter unless terminated as described below. Under the Management Agreement, our Manager, subject to the oversight of our board of directors, is required to manage our day-to-day activities, for which our Manager receives a base management fee and is eligible for an incentive fee and stock awards. Our Manager is also entitled to charge us for certain expenses incurred on our behalf, as described below.

Base Management Fee.    The base management fee is 1.5% of our stockholders’ equity per annum and calculated and payable quarterly in arrears in cash. For purposes of calculating the management fee, our stockholders’ equity means: (a) the sum of (1) the net proceeds from all issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (2) our retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (b) any amount that we pay to repurchase our common stock since inception. It also excludes (1) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, and (2) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, in each case after discussions between our Manager and our independent directors and approval by a majority of our independent directors. As a result, our stockholders’ equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown in our condensed consolidated financial statements.

For the three month periods ended March 31, 2012 and March 31, 2011 approximately $6.7 million and $5.0 million was incurred for base management fees, respectively. Management fee payable as of both March 31, 2012 and December 31, 2011 was $6.7 million.

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

We incurred approximately $4.8 million and $0.4 million during the three months ended March 31, 2012 and 2011, respectively, in incentive fee.  As of March 31, 2012, the incentive fee accrued was approximately $4.8 million.

Expense Reimbursement.    We are required to reimburse our Manager for operating expenses incurred by our Manager on our behalf.  In addition, pursuant to the terms of the Management Agreement, we are required to reimburse our Manager for the cost of legal, tax, consulting, auditing and other similar services rendered for us by our Manager’s personnel provided that such costs are no greater than those that would be payable if the services were provided by an independent third party. The expense reimbursement is not subject to any dollar limitations but is subject to review by our independent directors. For the three months ended March 31, 2012 and March 31, 2011, approximately $1.6 million and $0.8 million were incurred, respectively, for executive compensation and other reimbursable expenses of which approximately $1.9 million and $0.5 million were payable as of March 31, 2012 and March 31, 2011, respectively.

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

Loan Participation

In 2011 we purchased a $35,000,000 pari passu participation interest (the “Participation Interest”) in a $75,000,000 subordinate loan (the “Mammoth Loan”) from an independent third party and a syndicate of financial institutions and other entities acting as subordinate lenders to Mammoth Mountain Ski Area, LLC (“Mammoth”). Mammoth is a single-purpose, bankruptcy remote entity that is owned and controlled by Starwood Global Opportunity Fund VII-A, L.P., Starwood Global Opportunity Fund VII-B, L.P., Starwood U.S. Opportunity Fund VII-D, L.P. and Starwood U.S. Opportunity Fund VII-D-2, L.P. (collectively, the “Sponsors”). Each of the Sponsors is indirectly wholly-owned by Starwood Capital Group Global I, L.L.C., and an affiliate of our Chief Executive Officer. The Mammoth Loan was approved by our non-executive directors in accordance with our related party transaction policy.  The Mammoth Loan has a term of up to six years and an interest rate of 13.25%. We acquired our Participation Interest in the Mammoth Loan from an independent third party and own such Participation Interest subject to a participation agreement between us and the independent third party (the “Participation Agreement”). The Participation Agreement provides for the payment to us, on a pro rata basis with an independent third party, of customary payments in respect of our Participation Interest and affords us customary voting, approval and consent rights so long as no event of default is continuing under the Mammoth Loan.

10. Stockholders’ Equity

The Company’s authorized capital stock consists of 100,000,000 shares of preferred stock, $0.01 par value per share, and 500,000,000 shares of common stock, $0.01 par value per share.

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

In August 2011, our board of directors authorized us to repurchase up to $100 million of our outstanding common shares over a one-year period.  Purchases made pursuant to the program are to be made in either the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are determined by us and are subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time.  Through December 31, 2011, we purchased 625,850 common shares on the open market at an aggregate cost of approximately $10.6 million, resulting in a weighted average share cost of $17.00. No additional shares were purchased during the three months ended March 31, 2012.

Our board of directors declared the following dividends in 2011 and 2012:

Ex-Dividend Date	Record Date	Announce Date	Pay Date	Amount	Frequency
3/28/2012	3/30/2012	2/29/2012	4/13/2012	$0.44	Quarterly
12/28/2011	12/31/2011	11/4/2011	1/13/2012	$0.44	Quarterly
9/28/2011	9/30/2011	8/2/2011	10/14/2011	$0.44	Quarterly
6/28/2011	6/30/2011	5/10/2011	7/15/2011	$0.44	Quarterly
3/29/2011	3/31/2011	3/1/2011	4/15/2011	$0.42	Quarterly

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

We granted each of our four independent directors 2,200 shares of restricted stock concurrently with our IPO, with a total fair value of approximately $175 thousand. The grants vest ratably in three annual installments on each of the first, second, and third anniversaries of the grant date, respectively, subject to the director’s continued service. Effective August 19, 2010, we granted each of our four independent directors an additional 1,000 shares of restricted stock, with a total fair value of approximately $75 thousand. The grants vested in one annual installment on the first anniversary of the grant.  Effective August 19, 2011, we granted each of our four independent directors an additional 2,877 shares of restricted stock, with a total fair value of approximately $200 thousand. The grant will vest in one annual installment on the first anniversary of the grant, subject to the director’s continued service.   For the three months ended March 31, 2012 and March 31, 2011, approximately $64 thousand and $32 thousand were included in general and administrative expense, respectively, related to the grants.

In August 2009, we granted 1,037,500 restricted stock units with a fair value of approximately $20.8 million at the grant date to our Manager under the Manager Equity Plan. The grants vest ratably in quarterly installments over three years beginning on October 1, 2009, with 86,458 shares vesting each quarter, respectively. In connection with the supplemental equity offering in December 2010, we granted 1,075,000 restricted stock units with a fair value of approximately $21.8 million at the grant date to our Manager under the Manager Equity Plan. The grants vest ratably in quarterly installments over three years beginning on March 31, 2011, with 89,583 shares vesting each quarter. For the three months ended March 31, 2012 and March 31, 2011, approximately 176,041 and 176,041 shares have vested, respectively, and approximately $3.6 million and $3.8 million has been included in management fees related to these grants, respectively.

We granted 5,000 restricted stock units with a fair value of $100 thousand to an employee under the Starwood Property Trust, Inc. Equity Plan in August 2009. The award was scheduled to vest ratably in quarterly installments over three years beginning on October 1, 2009. Upon the departure of this employee in July 2010, we issued 1,250 shares of our common stock relating to the vested portion of the award, while the remaining 3,750 unvested units were forfeited.  In February 2011, we granted 11,082 restricted stock units with a fair value of $250 thousand to an employee under the Starwood Property Trust, Inc. Equity Plan.  The award vests ratably in quarterly installments over three years beginning on March 31, 2011.  In March 2012, we granted 17,500 restricted stock units with a fair value of $368 thousand to employees under the Starwood Property Trust, Inc. Equity Plan.  Of the total award, 12,500 restricted shares vest in quarterly installments over three years beginning on March 31, 2012 and 5,000 shares vest in annual installments over three years beginning on December 31, 2012.  As of March 31, 2012 and March 31, 2011, 1,965 and 923 shares have vested, respectively, and for the quarters ended March 31, 2012 and March 31, 2011, approximately $51 thousand and $9 thousand was included in general and administrative expense related to the grants, respectively.

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants to Independent Directors	Restricted Stock Unit Grants to Employees	Restricted Stock Unit Grants to Manager	Total
Balance as of December 31, 2011	15,175	7,385	976,044	998,604
Granted	—	17,500	—	17,500
Vested	(733)	(1,965)	(176,041)	(178,739)
Forfeited	—	—	—	—
Balance as of March 31, 2012	14,442	22,920	800,003	837,365

Vesting Schedule

	Restricted Stock Grants to Independent Directors	Restricted Stock Unit Grants to Employees	Restricted Stock Unit Grants to Manager	Total
2012 (remainder of)	13,708	7,562	441,667	462,937
2013	734	9,527	358,336	368,597
2014	—	5,831	—	5,831
Total	14,442	22,920	800,003	837,365

11. Accumulated Other Comprehensive Income

Accumulated other comprehensive income is comprised of the following, net of non-controlling interests in consolidated subsidiaries (amounts in thousands):

	March 31, 2012	March 31, 2011
Cumulative unrealized gain on available-for-sale securities	12,536	4,116
Effective portion of cumulative loss on cash flow hedges	(1,673)	(1,030)
Total	10,863	3,086

12. Net Income per Share

The following table provides a reconciliation of both net income and the number of common shares used in the computation of basic and diluted income per share. We use the two-class method in calculating both basic and diluted earnings per share as our unvested restricted stock units (refer to Note 10) are participating securities as defined in GAAP (amounts in thousands, except share and per share amounts):

	Three Month Period Ended
	March 31, 2012	March 31, 2011
Net income attributable to Starwood Property Trust, Inc.	$50,159	$31,447
Net (loss) allocated to participating securities	(434)	(706)
Numerator for basic and diluted net income per share	$49.725	$30,741
Basic weighted average shares outstanding	93,166,866	71,013,358
Weighted average number of diluted shares outstanding(1)	94,227,928	72,743,362
Basic income per share	$0.53	$0.44
Diluted income per share	$0.53	$0.43

(1)         The weighted average number of diluted shares outstanding includes the impact of (i) unvested restricted stock units totaling 800,003 and 1,524,194 as of March 31, 2012 and March 31, 2011, respectively, and (ii) 65,998 and 37,256 shares that would be hypothetically issuable as part of the incentive fee payable to the Manager if we assume that March 31, 2012 and March 31, 2011 was the end of the measurement period, respectively.

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

We determine the fair value of our financial instruments as follows:

Available-for-sale debt securities

Available-for-sale debt securities are valued utilizing observable and unobservable market inputs. The observable market inputs may include recent transactions, broker quotes and vendor prices (“market data”). However, to the extent there is material price dispersion amongst the market data, the fair value determination for these securities significantly utilizes unobservable inputs in discounted cash flow models including prepayments, default and severity estimates based on the recent performance of the collateral, the underlying collateral characteristics, industry trends, as well as expectations of macro-economic events (e.g. housing price curves, interest rate curves, etc.). At each measurement date, we consider both the observable and unobservable valuation inputs in the determination of fair value, as appropriate, and securities are classified as level III when unobservable inputs have the most significant impact.

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

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2012 and December 31, 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.

Loans

We estimate the fair values of our loans by using market prices, when available, or discounting their expected cash flows at a rate we estimate would be demanded by the market participants that are most likely to buy our loans. The expected cash flows used are the same as those used to calculate our level yield income in the financial statements.

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

The following table presents our financial instruments carried at fair value on a recurring basis in the condensed consolidated balance sheet as of March 31, 2012 (amounts in thousands):

	Fair Value at Reporting Date Using Inputs:
	March 31, 2012
	Total	Level I	Level II	Level III
Available-for-sale debt securities:
RMBS	$157,186			$157,186
CMBS	486,952		$486,952
Total available-for-sale debt securities	644,138	—	486,952	157,186
Available-for-sale equity securities:
Real estate industry	11,238	$11,238
Total available-for-sale equity securities:	11,238	11,238
Total investments	655,376	11,238	486,952	157,186
Derivative Assets:
Foreign exchange contracts	2,521		2,521
Interest rate contracts	6,934		6,934
Derivatives Liabilities:
Interest rate contracts	(3,584)		(3,584)
Foreign exchange contracts	(12,723)		(12,723)
Total Derivatives:	(6,852)	—	(6,852)	—
Total	$648,524	$11,238	$480,100	$157,186

The changes in investments classified as Level III are as follows for the three months ended March 31, 2012 (amounts in thousands):

Fair Value Measurements Using Significant Unobservable Inputs

(Level III)

	Loans held-for-sale, at fair value	MBS available- for-sale, at fair value	Total
Beginning balance, January 1, 2012	$128,593	$341,734	$470,327
Purchases	—	—	—
Originations	—	—	—
Transfer out	—	(176,786)	(176,786)
Sales	(132,128)	—	(132,128)
Maturities	—	—	—
Settlements	(122)	(16,539)	(16,661)
Net increase on assets	(132,250)	(193,325)	(325,575)
Gain (loss) on loans held-for-sale, at fair value:
Unrealized (loss) gain on assets	(5,760)	6,597	837
Realized gain on assets	9,417	—	9,417
Accretion of discount	—	2,836	2,836
OTTI	—	(656)	(656)
Other	—	—	—
Net gain on assets	3,657	8,777	12,434
Ending balance, as of March 31, 2012	$—	$157,186	$157,186

Due to an increase in the observable, relevant market activity for the CMBS investment position that we owned as of January 1, 2012, we transferred this investment from Level III to Level II during the three months ended March 31, 2012.

The following table presents our financial instruments carried at fair value on a recurring basis in the consolidated balance sheet as of December 31, 2011 (amounts in thousands):

	Fair Value at Reporting Date Using Inputs:
	December 31, 2011
	Total	Level I	Level II	Level III
Loans held-for-sale at fair value	$128,593			$128,593
Available-for-sale debt securities:
RMBS	164,948			164,948
CMBS	176,786			176,786
Total available-for-sale debt securities	341,734	—	—	341,734
Available-for-sale equity securities:
Real estate industry	11,269	$11,269	—	—
Total available-for-sale equity securities:	11,269	11,269	—	—
Total investments	481,596	11,269	—	470,327
Derivative Assets:
Foreign exchange contracts	5,261		$5,261
Interest rate contracts	7,555		7,555
Derivatives Liabilities:
Interest rate contracts	(12,762)		(12,762)
Foreign exchange contracts	(6,890)		(6,890)
Total Derivatives:	(6,836)	—	(6,836)	—
Total:	$474,760	$11,269	$(6,836)	$470,327

The changes in investments classified as Level III are as follows for the year ended December 31, 2011 (amounts in thousands):

	Loans held-for-sale, at fair value	MBS available- for-sale, at fair value	Total
Beginning balance, January 1, 2011	$144,163	$—	$144,163
Purchases	—	115,795	115,795
Originations	270,066	—	270,066
Transfer in	(7,000)	282,763	275,763
Sales	(294,126)	(3,600)	(297,726)
Maturities	—	(15,408)	(15,408)
Settlements	(252)	(36,562)	(36,814)
Net increase on assets	(31,312)	342,988	311,676
Gain (loss) on loans held-for-sale, at fair value:
Unrealized gain on assets	5,760	(7,961)	(2,201)
Realized gain on assets	10,314	249	10,563
Accretion of discount	—	10,730	10,730
OTTI	—	(4,272)	(4,272)
Other	(332)	—	(332)
Net gain on assets	15,742	(1,254)	14,488
Ending balance, as of December 31, 2011	$128,593	$341,734	$470,327

Our Level III financial instruments are privately-held transactions and/or not actively traded in a marketplace.  For each such instrument, we strive to reasonably estimate the expected cash flows and the current rate of return an investor would demand for the same, or more often, similar type financial instruments.  We also obtain third-party information, such as broker quotes on MBS from market participants, when they are available and considered relevant.  At least quarterly, we review our process for estimating the fair value of our Level III instruments and make adjustments as necessary.

During the three months ended March 31, 2011, we originated various loans that we intended to sell in the short-term. At the time of the origination, we elected to account for these loans at fair value. The associated interest rate and credit spread derivatives were not designated as hedging instruments for accounting purposes. As a result, changes in the fair value of these derivatives were reported in current earnings. All of our held-for-sale loans have been sold as of March 31, 2012, refer to Note 7 of the condensed consolidated financial statements.

GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the financial statements, for which it is practical to estimate the value. In cases where quoted market prices are not available, fair values are based upon the application of discount rates to estimated future cash flows using market yields, or other valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, fair values are not necessarily indicative of the amount we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

The following table presents the fair value of our financial instruments, including loans held in securitization trust, not carried at fair value on the condensed consolidated balance sheet (amounts in thousands):

	Carrying Value as of March 31, 2012	Fair Value as of March 31, 2012	Carrying Value as of December 31, 2011	Fair Value as of December 31, 2011
Financial Instruments not carried at Fair Value:
Loans held for investment	$2,333,507	$2,385,899	$2,268,599	$2,308,300
Loans held in securitization trust	$50,290	$50,591	$50,316	$50,958
Other Investments	$32,906	$32,902	$33,110	$33,110
Financial Liabilities:
Secured financing agreements	$1,308,860	$1,308,817	$1,103,517	$1,104,612
Collateralized debt obligation in securitization trust	$52,978	$53,190	$53,199	$53,199

The following is quantitative information about significant unobservable inputs in our Level III Measurements (dollar amounts in thousands):

Quantitative Information about Level III Fair Value Measurements

	Fair Value at March 31, 2012	Valuation Technique	Unobservable Input	Range
RMBS	$157,182	Discounted cash flow	Constant prepayment rate Constant default rate Loss severity Delinquency Rate Servicer Advances Annual Coupon Deterioration	(0.3%) - 9.8% 1.8% - 19.3% 40% - 102% (b) 5% - 67% 11% - 100% 0% - 0.33%
Loans held for investment	$2,385,899	Discounted cash flow	Projected cash flows (a) Discount rates	2.4%-16.6%
Loans held in securitization trust	$50,591	Discounted cash flow	Projected cash flows (a) Discount rates	5.2%
Other investments	$32,902	Discounted cash flow	Projected cash flows (a) Discount rates	9.5%
Secured financing agreements	$1,308,817	Discounted cash flow	Projected cash flows (a) Discount rates	2.4% - 5.5%
Collateralized debt obligation in securitization trust	$53,190	Discounted cash flow	Projected cash flows (a) Discount rates	3.5%

(a)          As of March 31, 2012, management expects to collect all amounts contractually due.

(b)         85% of the portfolio falls within a range of 40-80%

14. Commitments and Contingencies

As described in Note 5, as of March 31, 2012, we have unfunded commitments totaling $1.7 million related to an investment.

As of March 31, 2012, we had future funding commitments on 10 loans totaling $62.1 million.  The funding commitments relate primarily to leasing commissions and tenant improvements to the extent new leases on the underlying collateral are signed.

Management is not aware of any other contractual obligations, legal proceedings, or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on our financial statements.

15. Subsequent Events

On April 16, 2012, we acquired $75.6 million of CMBS at a discounted price of $70.7 million, where the obligors are certain special purpose entities that were formed to hold substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties. This represents an additional investment in the senior debt position that aggregated $503.1 million as of March 31, 2012 as disclosed in Note 3 to the condensed consolidated financial statements. The acquisition was partially financed using a $49.3 expansion of the BAML Credit Agreement (see Note 6 of the condensed consolidated financial statements).

In April 2012, we sold 23,000,000 shares of common stock at a price of $19.88 per share, resulting in gross proceeds of $457.3 million.

On May 8, 2012, our board of directors declared a dividend of $0.44 per share for the second quarter of 2012, which is payable on July 13, 2012 to common stockholders of record as of June 30, 2012.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the information included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

Starwood Property Trust, Inc. (together with its subsidiaries, “we” or the “Company”) is a Maryland corporation that commenced operations on August 17, 2009 upon completion of our initial public offering. We are focused on originating, investing in, financing and managing commercial mortgage loans and other commercial real estate debt investments, commercial mortgage-backed securities (“CMBS”), and other commercial real estate-related debt investments. We also invest in residential mortgage-backed securities (“RMBS”), and may invest in residential REO and distressed or non-performing loans, commercial properties subject to net leases and residential mortgage loans. We collectively refer to commercial mortgage loans, other commercial real estate debt investments, CMBS, other commercial real estate- related debt investments, residential REO and distressed or non-performing loans, commercial properties subject to net leases, and residential mortgage loans as our target assets. As market conditions change over time, we may adjust our strategy to take advantage of changes in interest rates and credit spreads as well as economic and credit conditions. We believe that the diversification of our portfolio of assets, our expertise among the target asset classes, and the flexibility of our strategy will position us to generate attractive risk-adjusted returns for our stockholders in a variety of assets and market conditions.

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

We have elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with our initial taxable year ended December 31, 2009. We also operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended.

Recent Developments

Significant developments in 2012 include the following:

January 2012:

•     Sold 50% of our Euro-denominated loan, to a strategic partner, which resulted in proceeds of $28.8 million and a realized loss of $2.1 million. However, the transactions were earning neutral after considering the realized gains on currency hedges of $2.1 million that were terminated in connection with the sale.

February 2012:

•     Acquired $95.4 million of GBP-denominated B-Notes secured by four resorts in the United Kingdom. The newly issued B-Notes are part of an overall corporate refinancing in which we had a $143.9 million pre-existing GBP-denominated investment. The pre-existing investment was originally purchased at a discount and, due to the early prepayment, we recognized additional income of approximately $12.2 million during the first quarter of 2012, which is considered to be a non-recurring event.

•     Acquired $222.8 million of CMBS at a discounted price of $206.4 million, where the obligors are certain special purpose entities that were formed to hold substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties.  The acquisition was financed using a new $155.4 million facility provided by the seller.

•     Originated a $40.0 million mezzanine loan secured by a 10-property portfolio of full-service and extended-stay hotels located in eight different states.

March 2012:

•      Our subsidiary extended the maturity date of its $100 million master repurchase and securities contract with an affiliate of Wells Fargo Securities, LLC used to finance the acquisition and ownership of RMBS, from March 16, 2012 to March 15, 2013. Advances under the facility accrue interest at a per annum interest rate equal to the sum of (i) 30-day LIBOR plus (ii) a margin of 2.10%. We have guaranteed the obligations of our subsidiary under the facility. The facility and related guarantee contain various affirmative and negative covenants applicable to us that are similar in nature to covenants contained in our other financing agreements.

•     Acquired a $125.0 million participation in a senior loan secured by all the material assets of a worldwide operator of hotels, resorts and timeshare properties for a discounted purchase price of approximately $115.7 million. The acquisition was financed with an $81.0 million increase in a financing facility previously provided by the seller. Our total carrying value in the senior loan, including the purchase of the $206.4 million CMBS this quarter and our existing CMBS position is approximately $503.1 million as of March 31, 2012.

•     We, through certain of our subsidiaries, entered into a new $125.0 million financing facility with an affiliate of Citigroup Global Markets Inc., one of the underwriters, to finance commercial mortgage loans and senior interests in commercial mortgage loans originated or acquired by us and including loans and interests intended to be included in commercial mortgage loan securitizations as well as those not intended to be securitized. Advances under the facility accrue interest at a per annum interest rate equal to the sum of (i) 30-day LIBOR plus (ii) a margin of between 1.75% and 3.75% depending on (A) asset type, (B) the amount advanced and (C) the debt yield and loan-to-value ratios of the purchased mortgage loan. The facility has an initial maturity date of March 29, 2014, subject to three one-year extension options, which may be exercised by us upon the satisfaction of certain conditions. We have guaranteed the obligations of our subsidiaries under the facility up to a maximum liability of 25% of the then-currently outstanding repurchase price of assets financed there under. The facility and related guarantee contain various affirmative and negative covenants applicable to us that are similar in nature to covenants contained in our other financing agreements.

•      Funded a $59.0 million mortgage loan secured by an office campus located in Northern California. The terms of the loan provide for up to $4.0 million of future advances upon the satisfaction of specified conditions.

•     Sold the remainder of our held-for-sale first mortgage loans targeted for securitization. As of December 31, 2011, our net equity investment in these six loans was $36.5 million and the loans had a carrying value of $128.6 million. We realized an aggregate profit of approximately $1.0 million on the held-for-sale loans and associated interest rate hedges.

Subsequent to quarter end:

•      In April, we paid a dividend on shares of our common stock of $0.44 per share to stockholders of record on March 30, 2012.

•    In April, we sold 23,000,000 shares of common stock at a price of $19.88 per share, resulting in gross proceeds of $457.3 million.

•     In April, the Company acquired $75.6 million of CMBS at a discounted price of $70.7 million, where the obligors are certain special purpose entities that were formed to hold substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties.  The acquisition was partially financed using a $49.3 million increase in a financing facility previously provided by the seller.

•     On May 8, 2012, our board of directors declared a dividend of $0.44 per share for the second quarter of 2012, which is payable on July 13, 2012 to common stockholders of record as of June 30, 2012.

Our investment portfolio is comprised of the following at March 31, 2012 (dollar amounts in thousands):

	Property Type	Carrying Value	Face Amount	% Owned	Financing	Net Investment	Vintage
Loan Originations	Assorted	$1,094,172	$1,097,496	100%	$360,449	$733,723	2009-2012
Loan Acquisitions	Assorted	1,289,625	1,384,884	100%	649,245	640,380	1989-2011
CMBS	Assorted	486,952	511,112	100%	271,734	215,218	2010-2012
RMBS	Residential	157,186	247,042	100%	80,410	76,776	2003-2007
Other Investments	Assorted	44,144	44,144	89%	—	44,144	N/A
		$3,072,079	$3,284,678		$1,361,838	$1,710,241

Our total investment portfolio, excluding other investments, has the following characteristics based on carrying values:

Collateral Property Type	As of March 31, 2012	As of December 31, 2011
Hospitality	47.9%	39.9%
Industrial	3.5	3.8
Office	20.2	20.1
Retail	16.5	21.0
Residential	5.2	5.9
Multi-family	3.1	3.3
Other	0.5	0.4
Mixed Use	3.1	5.6
	100.0%	100.0%

Geographic Location	As of March 31, 2012	As of December 31, 2011
Northeast	15.8%	12.5%
Mid-Atlantic	17.0	19.7
Southeast	17.9	19.0
Southwest	4.5	4.8
Midwest	12.6	12.9
West	25.5	23.5
International	6.7	7.6
	100.0%	100.0%

Critical Accounting Policies and Use of Estimates

Refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2011 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” for full discussion of our critical accounting policies.  Our critical accounting policies have not materially changed during 2012.

Recent Accounting Pronouncements

In December 2011, the FASB issued amended guidance which will enhance disclosures required by GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. We are in the process of evaluating the impact that this guidance will have on our financial statement disclosures.

Results of Operations

Net income attributable to Starwood Property Trust, Inc. for the three months ended March 31, 2012 was approximately $50.2 million or $0.53 per weighted-average share of basic common stock ($0.53 diluted), an increase of approximately 60% (whole dollar change) from the $31.4 million or $0.44 per weighted-average share of basic common stock ($0.43 diluted) for the three months ended March 31, 2011. For the three months ended March 31, 2012, net interest margin increased $34.5 million from the prior period, resulting from increases in interest income of $38.2 million and interest expense of $3.7 million. The increase in net interest margin is primarily due to increased investment activity. From March 31, 2011 to March 31, 2012, the carrying value of our investments in loans increased a net $602.6 million, other investments increased a net $24.5 million and MBS securities increased by $308.6 million. Additionally, our GBP denominated loan paid off early, resulting in $13.1 million of accelerated accretion of the purchase discount.  The increase in interest expense resulted primarily from the five new financing facilities entered into since March 31, 2011, with a resulting increase in the total secured financing balance outstanding of $504.3 million. As of March 31, 2012, our target portfolio of investments was generating a weighted-average levered return of 12.6% (annually compounded) and the weighted-average cost of the secured financings was 3.5%, including the impact of interest rate hedges.

For the three months ended March 31, 2012, non-investment expenses increased by $7.5 million from the prior period. The year over year increase was primarily due to increases in the base management fee of $1.7 million, incentive fee of $4.3 million, acquisition and investment pursuit costs of $0.8 million and general and administrative costs of $0.9 million, offset by decreases in stock compensation expense of $0.2 million.  The increase in the base management fee was primarily due to our supplemental equity issuances in December 2010 and May 2011 with net proceeds of $434.6 million and $475.4 million, respectively. The increase in the incentive fee is due to the increase in Core Earnings.  The increase in acquisition and investment pursuit costs and general and administrative expenses are primarily attributed to our increased size, as well as the transaction volume and the increase in professional fees such as legal, audit and consulting, resulting from the growing investment portfolio.

For the three months ended March 31, 2012, we had realized gains from the sale of investments of $7.3 million, which primarily related to the sale of our loans held-for-sale and partial sale of our EURO denominated loan, refer to Note 7 of the condensed consolidated financial statements for more information on loan sales and securitization activity.   For the three months ended March 31, 2011, we had realized gains from the sale of investments of $8.1 million, of which $6.2 million related to the sale of MBS and $1.9 million related to the sale of loans held-for-sale. Realized gains from MBS and other investments primarily relate to strategic sales of RMBS and CMBS in the first quarter of 2011. For the three months ended March 31, 2012, we had net losses on currency hedges of $6.3 million and net foreign currency remeasurement gains of $7.8 million, compared to net losses on currency hedges of $3.9 million and unrealized foreign currency remeasurement gain of $4.0 million from the prior period. The fluctuation in the currency hedge and foreign currency remeasurement gains and losses year over year was primarily due to the weakening of the Euro relative to the USD. Additionally, the pre-payment of our GBP denominated loan resulted in effective currency hedge losses of $10.0 million and realized foreign currency remeasurement gains of $9.1 million.  The partial sale of our EUR denominated loan resulted in realized gains on foreign currency hedges of $2.1 million.  For the three months ended March 31, 2012, we had net gains on interest rate hedges of $0.6 million. OTTI charges related to our RMBS securities were $0.7 million for the three months ended March 31, 2012 and other income was $0.8 million.

The reported and diluted per share amounts of our interest margin and expenses for the three months ended March 31, 2012 and 2011 were as follows (amounts in thousands except per share data):

	For the three month period ended March 31
	2012	Per Diluted Share	2011	Per Diluted Share
Net interest margin:
Cash coupon received from loans	$47,455	$0.51	$28,020	$0.39
Constant yield adjustments on loans(1)	21,622	0.23	4,697	0.06
Cash coupon received from mortgage-backed securities (“MBS”)	3,059	0.03	3,619	0.05
Constant yield adjustments on mortgage-backed securities(2)	5,616	0.06	3,241	0.04
Cash interest expense	(10,273)	(0.11)	(7,303)	(0.10)
Amortization of debt issuance costs	(1,579)	(0.02)	(841)	(0.01)
Net interest margin	65,900	0.70	31,433	0.43
Expenses:
Base management fee	6,728	0.07	5,076	0.07
Management incentive fee	4,790	0.05	426	0.01
Stock compensation - manager	3,649	0.04	3,844	0.05
Total management fees	15,167	0.16	9,346	0.13
Transaction and dead deal costs	861	0.01	88	0.00
General and administrative	3,023	0.03	2,104	0.03
Total expenses	19,051	0.20	11,538	0.16
Income before other income (expenses) and taxes	$46,849	$0.50	$19,895	$0.27

(1)          Represents the aggregate adjustments necessary to recognize income from loans on a constant yield basis, which is comprised primarily of discount accretion, but also includes the amortization of loan fees and costs.

(2)          Represents the aggregate adjustments necessary to recognize income from MBS on a constant yield basis, which is comprised primarily of discount accretion.

The overall increase in net interest margin per diluted share for the three months ended March 31, 2012 over the comparable period in the prior year is due to the more full deployment of our capital throughout 2011.   Management fees for the three months ended March 31, 2012 increased from the same period in the prior year due to the increase in core earnings per share, which resulted primarily from the early repayment of our GBP denominated loans, which resulted in net additional income of $12.2 million.  Acquisition and investment pursuit costs per diluted share increased during the first quarter of 2012 when compared to the first quarter of 2011 due to the increased transaction volume.  General and administrative expenses per diluted share for the three months ended March 31, 2012 were unchanged from the prior period.

Cash Flows

Cash and cash equivalents increased by $18.5 million from the year ended December 31, 2011.  The increase resulted from cash provided from operating activities of $174.1 million and cash provided from financing activities of $161.5 million, offset by cash provided used in investing activities of $317.1 million.

Net cash provided from operating activities for the three months ended March 31, 2012 of approximately $174.1 million, includes $132.1 million in proceeds from the sale of loans held-for-sale. The net income for the period was approximately $50.2 million. The adjustments for non-cash charges, including stock-based compensation, accretion of deferred loan fees and discounts, amortization of deferred financing costs, accretion of net discount on MBS and amortization of premium from collateralized debt obligations decreased cash by $22.6 million. The net change in operating assets and liabilities increased cash flows from operating activities by approximately $24.5 million. This amount is comprised of a $26.4 million increase in cash attributable to related party payable, other assets and other liabilities, and a decrease of nearly $1.9 million from accrued interest receivable. The net change in unrealized gains on interest rate hedges of $9.8 million was offset by a net unrealized loss on loans held-for-sale at fair value of $5.8 million, currency hedges of $8.6 million and foreign currency remeasurement of $1.0 million. Additionally, we recognized realized gains of $7.3 million from the sale of loans and $9.1 million from realized foreign currency remeasurement. Lastly, for the three months ended March 31, 2012, we had OTTI charges on our RMBS securities of $0.7 million.

Net cash used in investing activities for the three months ended March 31, 2012 totaled $317.1 million and related primarily to the acquisition and origination of new loans held-for-investment of $218.9 million, new MBS of $301.8 million, other investments of $0.1 million and purchased interest of approximately $0.4 million offset by principal repayments on loans and MBS of $6.2 million and $20.1 million, respectively, loan maturities of $147.7 million, proceeds from the sale of loans held for investment of $28.8 million, repayments of other investments of $0.3 million and return of basis in purchased hedge assets of $1.0 million.

Net cash provided by financing activities for the three months ended March 31, 2012 related primarily to borrowings from our secured financing facilities of $383.0 million, offset by dividend payments to our shareholders of $41.4 million, repayments on borrowings of $177.7 million, distributions to non-controlling interests of $0.2 million, and the payment of deferred financing costs of $2.3 million.

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

Cash Generated from Operating the Business, Including Repayments

Cash from operations is generally comprised of interest income from our investments, net of any associated financing expense, principal repayments from our investments and proceeds from the sale of investments, net of any associated financing repayments, and changes in working capital balances.

Cash and Cash Equivalents

As of March 31, 2012, we had cash and cash equivalents of $132.6 million.

Potential Liquidation of Certain RMBS and CMBS Positions

We regularly make certain investments in RMBS. We have restricted these RMBS investments to an amount that at all times is no greater than 10% of our total assets. Expected durations are generally 5 years or less and we have engaged a third party manager who specializes in RMBS to assist us in managing this portfolio. As of March 31, 2012, our investments in RMBS and CMBS are classified as available-for-sale and had a fair value of $157.2 million and $487.0 million, respectively.

Borrowings under Various Financing Arrangements

We utilize a variety of financing arrangements to finance certain assets. We generally utilize four types of financing arrangements:

1)                  Repurchase Agreements:  Repurchase agreements effectively allow us to borrow against loans and securities that we own. Under these agreements, we sell our loans and securities to a counterparty and agree to repurchase the same loans and securities from the counterparty at a price equal to the original sales price plus an interest factor. The counterparty retains the sole discretion over both whether to purchase the loan and security from us and, subject to certain conditions, the market value of such loan or security for purposes of determining whether we are required to pay margin to the counterparty. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, we would be required to repay any amounts borrowed in excess of the product of (i) the revised market value multiplied by (ii) the applicable advance rate. During the term of a repurchase agreement, we receive the principal and interest on the related loans and securities and pay interest to the counterparty. As of March 31, 2012, we had various repurchase agreements, with details referenced in the table provided below.

2)                  Bank Credit Facilities:  We use bank credit facilities (including term loans and revolving facilities) to finance our assets. These financings may be collateralized or non-collateralized and may involve one or more lenders. Credit facilities typically have maturities ranging from two to five years and may accrue interest at either fixed or floating rates. As of March 31, 2012, we have one bank credit facility as described in the table provided below.

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

Summary of Financing Facilities as of March 31, 2012 (dollar amounts in thousands):

	Wells Fargo I	Wells Fargo II	Goldman Sachs	Bank of America	Wells Fargo III	Deutsche Bank I	Deutsche Bank II	Wells Fargo IV	Goldman Sachs II	Citibank
Facility Type	Repurchase	Repurchase	Repurchase	Bank Credit Facility	Repurchase	Repurchase	Repurchase	Repurchase	Repurchase	Repurchase
Revolver	No	Yes	Yes	No	Yes	Yes	Yes	No	No	Yes
Eligible Assets	Identified Loans	Identified Loans	Identified Loans	Single Borrower Secured Note	Identified RMBS	Identified Loans	Single Borrower Secured Note	Identified Loans	Single Borrower Secured Note	Identified Loans
Initial Maturity	May-13	Aug-13	Dec-12	Nov-14	Mar-13	Jun-12	May-12	Dec-14	Aug-15	Mar-14
Extended Maturity (a)	N/A	Aug-15	N/A	Nov-15	N/A	Jun-14	N/A	Dec-16	N/A	Mar-17
Pricing	LIBOR + 3%	LIBOR + 1.75% to 6%	LIBOR +1.95% to 2.25%	LIBOR + 2.35% to 2.5%	LIBOR + 2.10%	LIBOR + 1.85% to 2.5%	LIBOR + 3.5% to 5%	LIBOR + 2.75%	LIBOR + 2.90%	LIBOR + 1.75% to 3.75%
Minimum Loss to Trigger a Margin Call	(b)	(b)	(e)	$0	$250,000	$250,000	$0	(h)	$2,000	(i)
Maximum Advance Rate on Collateral	(c)	75%	80%	(c)	(d)	85%	75%	(d)	76.25%	75%
Pledged Asset Carrying Value	$161,192	$768,448	$0	$296,517	$134,378	$0	$167,373	$307, 279	$206,591	$0
Maximum Facility Size	$108,366	$550,000	$150,000	$198,079	$100,000	$150,000	$117,161	$236,000	$154,347	$125,000
Outstanding Balance	$108,366	$438,818	$0	$198,079	$80,410	$0	$97,346	$231,494	$154,347	$0
Approved but Undrawn Capacity (f)	$0	$36,000	$0	$0	$0	$0	$19,815	$0	$0	$0
Unallocated Financing Amount (g)	$0	$75,182	$150,000	$0	$19,590	$150,000	$0	$4,506	$0	$125,000

(a)                                 Subject to certain conditions as defined in facility agreement.

(b)                                 35 bps of aggregate outstanding principal amount.

(c)                                  Effectively not applicable as of March 31, 2012 as there was no longer any borrowing capacity available.

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

(i)                                     Margin may be called if the market value of all purchased assets is less than 99.5% of the sum of each assets initial purchase price divided by its approved advance rate.

Summary of Total Financing Facility Ending Balances as of March 31, 2012 (amounts in thousands):

Aggregate Pledged Asset Carrying Value	$2,041,778
Aggregate Maximum Facility Size	$1,888,953
Less: Aggregate Outstanding Balance	$(1,308,860)
Aggregate Undrawn Capacity	$580,093
Aggregate Approved but Undrawn Capacity	$55,815

Scheduled Principal Repayments on Investments

The following scheduled and/or projected principal repayments on our investments were based upon the amounts outstanding and contractual terms of the financing facilities in effect as of March 31, 2012 (amounts in thousands):

	Scheduled Principal Repayments on Loans	Scheduled/Projected Principal Repayments on RMBS and CMBS	Projected Required Repayments of Financing	Total Scheduled Principal Repayments, net of financing
Second Quarter 2012	$197,547	$18,409	$(104,135)	$111,821
Third Quarter 2012	80,116	16,984	(64,483)	32,617
Fourth Quarter 2012	43,501	15,213	(12,041)	46,673
First Quarter 2013 (1)	115,632	14,743	(92,342)	38,033
Total	$436,796	$65,349	$(273,001)	$229,144

(1)         Excludes financing repayment of $80.4 million related to the Wells Fargo III financing facility, which is scheduled to mature in March 2013.  We expect to extend the facility or otherwise refinance the RMBS.

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

The amount of leverage we deploy for particular investments in our target assets depends upon our Manager’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial and residential mortgage markets, our outlook for the level, slope, and volatility of interest rates, the credit quality of our assets, the collateral underlying our assets, and our outlook for asset spreads relative to the LIBOR curve. Under our current repurchase agreements and bank credit facility, our total leverage may not exceed 75%, as adjusted to remove the impact of the consolidation of variable interest entities and the treatment of bona-fide sales of financial instrument as financings, pursuant to GAAP.

Contractual Obligations and Commitments

Contractual obligations as of March 31, 2012 are as follows (amounts in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Secured financings, including interest payable (1)	$1,381,333	$208,286	$863,584	$309,463	$—
Liabilities of securitization trust	58,618	2,014	5,761	50,843	—
Loan funding obligations	62,059	43,501	18,558	—	—
Venture investment funding obligation	1,672	1,672	—	—	—
Total	$1,503,682	$255,473	$887,903	$360,306	$—

(1)         For borrowings with variable interest rates, we used the rates in effect as of March 31, 2012 to determine the future interest payment obligations.

The table above does not include amounts due under our Management Agreement or derivative agreements as those contracts do not have fixed or determinable payments. Refer to Notes 8 and 9 of the condensed consolidated financial statements for obligations related to these agreements.

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-

balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2012, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities.

Dividends

We intend to continue to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to continue to pay regular quarterly dividends to our stockholders in an amount at least equal to our estimated taxable income, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our debt. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

The Company’s board of directors declared the following dividends in 2011 and 2012:

Ex-Dividend Date	Record Date	Announce Date	Pay Date	Amount	Frequency
3/28/2012	3/30/2012	2/29/2012	4/13/2012	$0.44	Quarterly
12/28/2011	12/31/2011	11/4/2011	1/13/2012	$0.44	Quarterly
9/28/2011	9/30/2011	8/2/2011	10/14/2011	$0.44	Quarterly
6/28/2011	6/30/2011	5/10/2011	7/15/2011	$0.44	Quarterly
3/29/2011	3/31/2011	3/1/2011	4/15/2011	$0.42	Quarterly

On May 8, 2012, our board of directors declared a dividend of $0.44 per share for the second quarter of 2012, which is payable on July 13, 2012 to common stockholders of record as of June 30, 2012.

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

Our Core Earnings for the three months ended March 31, 2012 were approximately $55.0 million, or $0.58 per weighted average share, diluted. The table below provides a reconciliation of net income to Core Earnings for this period:

March 31, 2012 Reconciliation of Net Income to Core Earnings (amounts in thousands except per share data):

	Three Months Ended March 31, 2012	Per Diluted Share
Net income attributable to Starwood Property Trust, Inc.	$50,159	$0.53
Unrealized loss on loans held-for-sale at fair value	5,760	0.06
Unrealized gain on interest rate hedges	(9,779)	(0.10)
Other-than-temporary impairment	656	0.01
Unrealized foreign currency loss	1,025	0.01
Unrealized loss on currency hedges	8,573	0.09
Management incentive fee	4,790	0.05
Non-cash stock-based compensation	3,765	0.04
Loss from effective hedge termination	(9,989)	(0.11)
Core Earnings	$54,960	$0.58

Effective for the first quarter 2012, we have slightly modified the definition of Core Earnings to allow for management to make adjustments, subject in each case to the approval of a majority of the independent directors, to Core Earnings that should be made in non-standard situations if and when they arise in order for us to calculate such earnings in a manner consistent with the objective of the measure.  During the first quarter 2012, we had such a situation.  In February 2012, our GBP-denominated loan prepaid.  At the time the loan was originally closed, we had hedged our exposure to fluctuations in the GBP/USD exchange rate through a series of foreign exchange forward contracts.  Under these derivative contracts, we sold GBP to our counterparty in exchange for USD (at a fixed exchange rate) on scheduled dates and at specified notional amounts that corresponded to the dates on which we expected to receive GBP-denominated interest and principal payments on our loan investment.  As a result of the loan being prepaid in February 2012, the foreign exchange forward contracts were no longer necessary hedges.  At that time, the hedge contracts were in a loss position to us of approximately $10 million.  In the process of negotiating the termination of the contracts, management was able to lock-in the amount of the loss by entering into new derivative contracts with a separate counterparty that had the same maturity dates and notional amounts, but wherein we would sell USD in exchange for GBP (offsetting positions).  We executed this structure as opposed to liquidating the original contracts as it was more cost effective.  However, because the original contracts remain in place, the loss has not been “realized” as that term is defined in GAAP.  As a result, while we have effectively locked-in the loss, it would not have been deducted in Core Earnings as previously defined.  Therefore, we have modified the definition of Core Earnings to allow for adjustments in non-standard situations such as this, provided that we obtain the approval for any such adjustments from the majority of our independent directors.

Our Core Earnings for the three months ended March 31, 2011 were approximately $31.4 million, or $0.43 per weighted average share, diluted. The table below provides a reconciliation of net income to Core Earnings for this period:

March 31, 2011 Reconciliation of Net Income to Core Earnings (amounts in thousands except per share data):

	Three Months Ended March 31, 2011	Per Diluted Share
Net income attributable to Starwood Property Trust, Inc.	$31,447	$0.43
Unrealized gain on loans held-for-sale at fair value	(3,187)	(0.03)
Unrealized gain on interest rate hedges	(1,688)	(0.02)
Unrealized loss on credit spread hedges	187	0.00
Other-than-temporary impairment	434	0.00
Unrealized foreign currency gain	(3,984)	(0.05)
Unrealized loss on currency hedges	3,916	0.05
Management incentive fee	427	0.00
Non-cash stock-based compensation	3,884	0.05
Core Earnings	$31,436	$0.43

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

At March 31, 2012, the S&P ratings of our RMBS portfolio were as follows (amounts in thousands):

S&P Rating	Carrying Value	Percentage
AA+	$33	0.1%
AA	1,237	0.8%
A	4,116	2.6%
A-	3,385	2.2%
BBB+	6,485	4.1%
BBB	78	0.1%
BBB-	5,414	3.4%
BB+	3,977	2.5%
BB	2,736	1.7%
BB-	4,426	2.8%
B+	5,400	3.4%
B	5,281	3.4%
B-	8,622	5.5%
CCC	94,273	60.0%
CC	6,325	4.0%
D	3,621	2.3%
NR	1,777	1.1%
Total RMBS	$157,186	100.0

As of March 31, 2012, $388 million of CMBS were not rated, which represented debt secured by substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties and which had an estimated loan-to-value ratio in the range of 39%-44% as of March 31, 2012. The remaining $99.3 CMBS investment position is rated BB+.

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

Interest Rate Mismatch Risk

We have funded a portion of our origination and acquisition of mortgage loans and MBS with borrowings that are based on LIBOR, while the interest rates on these assets may be indexed to LIBOR or another index rate, such as the one-year Constant Maturity Treasury (“CMT”) index, the Monthly Treasury Average (“MTA”) index or the 11th District Cost of Funds Index (“COFI”). Accordingly, any increase in LIBOR relative to one-year CMT rates, MTA or COFI may result in an increase in our borrowing costs that may not be matched by a corresponding increase in the interest earnings on these assets. Any such interest rate index mismatch could adversely affect our profitability, which may negatively impact distributions to our stockholders. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above.

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

As of March 31, 2011, we had $127.4 million of GBP-denominated loan investments (using March 31, 2011 spot rate of 1.6029). During 2010, we entered into a series of forward contracts whereby we agree to sell an amount of GBP for an agreed-upon amount of USD at various dates through October 2013. These forward contracts were executed to fix the USD amount of GBP denominated cash flows we expect to receive from our GBP-denominated loans.  During the first quarter of 2012, these GBP-denominated loan investments prepaid.  As a result of the loan being prepaid in February 2012, the foreign exchange forward contracts were no longer necessary hedges. At that time, the hedge contracts were in a loss position to us of approximately $10 million. In the process of negotiating the termination of the contracts, management was able to lock-in the amount of the loss by entering into new derivative contracts with a separate counterparty that had the same maturity dates and notional amounts, but wherein we would sell USD in exchange for GBP (offsetting positions). We executed this structure as opposed to liquidating the original contracts as it was more cost effective.  As of March 31, 2012, we had $99.3 million of GBP-denominated MBS investments (using the March 31, 2012 spot rate of 1.6002). During the first three months of 2012, we entered into a series of forward contracts whereby we agree to sell an amount of GBP for an agreed-upon amount of USD at various dates through March 2016. These forward contracts were executed to fix the USD amount of GBP-denominated cash flows we expect to receive from our GBP-denominated MBS.  As of March 31, 2012, we had 18 such foreign exchange forward sales contracts with a total notional value of $297.8 million and 10 such foreign exchange forward purchase contracts with a total notional value of $157.2 million.

As of March 31, 2012, we had a $29.2 million EUR-denominated loan investment (using the March 31, 2012 spot rate of 1.3317). During 2011, we entered into a series of forward contracts whereby we agree to sell an amount of EUR for an agreed upon amount of USD at various dates through June 2014. These forward contracts were executed to economically fix the USD amount of EUR-denominated cash flows expected to be received by us related to our mezzanine loan in Germany. As of March 31, 2012, we had 10 such foreign exchange forward contracts with a total notional value of USD $38.4 million (using the March 31, 2012 spot rate of 1.3317).

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

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes to Internal Control Over Financial Reporting.  No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three-month period ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to conflicts of interest arising out of our relationship with Starwood Capital Group, including our manager.  Specifically, Mr. Sternlicht, our Chairman and Chief Executive Officer, Jeffrey G. Dishner, one of our directors, and certain of our executive officers are executives of Starwood Capital Group.  Our manager and executive officers may have conflicts between their duties to us and their duties to, and interests in, Starwood Capital Group and its other investment funds.  Currently, Starwood Global Opportunity Fund VIII, Starwood Global Opportunity Fund IX and Starwood Capital Hospitality Fund II Global, or the Starwood Private Real Estate Funds, collectively have the right to invest 25% of the equity capital proposed to be invested by any investment vehicle managed by an entity controlled by Starwood Capital Group in debt interests relating to real estate.  Our co-investment rights are subject to, among other things, (i) the determination by our manager that the proposed investment is suitable for us, and (ii) our manager’s sole discretion as to whether or not to exclude from our investment portfolio at any time any “medium-term loan to own” investment, which our manager considers to be mortgage loans or other real estate-related loan or debt investments where the proposed originator or acquirer of any such investment has the intent and/or expectation of foreclosing on, or otherwise acquiring the real property securing the loan or investment at any time between 18 and 48 months of its origination or acquisition of the loan or investment.  In addition, in the case of opportunities to invest in a portfolio of assets including both equity and debt real estate related investments, we would not have the co-investment rights described above if our manager determines that less than 50% of the aggregate anticipated investment returns from the portfolio is expected to come from our target assets.  Since we are subject to the judgment of our manager in the application of our co-investment rights, we may not always be allocated 75% of each co-investment opportunity in our target asset classes.  Our independent directors periodically review our manager’s and Starwood Capital Group’s compliance with the co-investment provisions described above, but they do not approve each co-investment by the Starwood Private Real Estate Funds and us unless the amount of capital we invest in the proposed co-investment otherwise requires the review and approval of our independent directors pursuant to our investment guidelines.  Pursuant to the exclusivity provisions of the Starwood Private Real Estate Funds, our investment strategy may not include either (i) equity interests in real estate or (ii) “near-term loan to own” investments, in each case (of both (i) and (ii)) if such investments are expected, at the time such investment is made, to produce an internal rate of return (IRR) in excess of 14%.  Therefore, our board of directors does not have the flexibility to expand our investment strategy to include equity interests in real estate or “near-term loan to own” investments with such an IRR expectation.  Our manager, Starwood Capital Group and their respective affiliates may sponsor or manage a U.S. publicly traded investment vehicle that invests generally in real estate assets but not primarily in our target assets, or a potential competing vehicle.  Our manager and Starwood Capital Group have also agreed that for so long as the management agreement is in effect and our manager and Starwood Capital Group are under common control, no entity controlled by Starwood Capital Group will sponsor or manage a potential competing vehicle or private or foreign competing vehicle, unless Starwood Capital Group adopts a policy that either (i) provides for the fair and equitable allocation of investment opportunities among all such vehicles and us, or (ii) provides us the right to co-invest with such vehicles, in each case subject to the suitability of each investment opportunity for the particular vehicle and us and each such vehicle’s and our availability of cash for investment.  To the extent that we have co-investment rights with these vehicles in the future, there can be no assurance that these future rights will entitle us to a similar percentage allocation as we currently have with respect to the Starwood Private Real Estate Funds.  To the extent that our manager and Starwood Capital Group adopt an investment allocation policy in the future, we may nonetheless compete with these vehicles for investment opportunities sourced by our manager and Starwood Capital Group. As a result, we may either not be presented with the opportunity or may have to compete with these vehicles to acquire these investments.  Some or all of our executive officers, the members of the investment committee of our manager and other key personnel of our manager would likely be responsible for selecting investments for these vehicles and they may choose to allocate favorable investments to one or more of these vehicles instead of to us.

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

Termination of the management agreement with our manager without cause is difficult and costly.  Our independent directors will review our manager’s performance and the management fees annually and, following the initial three-year term, the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors based upon: (i) our manager’s unsatisfactory performance that is materially detrimental to us, or (ii) a determination that the management fees payable to our manager are not fair, subject to our manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors.  Our manager will be provided 180 days prior notice of any such a termination.  Additionally, upon such a termination, the management agreement provides that we will pay our manager a termination fee equal to three times the sum of the average annual base management fee and incentive fee received by our manager during the prior 24-month period before such termination, calculated as of the end of the most recently completed fiscal quarter.  These provisions may increase the cost to us of terminating the management agreement and adversely affect our ability to terminate our manager without cause.

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

Core earnings is a non-generally accepted accounting principle measure and is defined as GAAP net income (loss) excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization of real estate (to the extent that we own properties), any unrealized gains, losses or other non-cash items recorded in net income for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income.  The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between our manager and our independent directors and after approval by a majority of our independent directors.

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

In addition, the events of September 11th created significant uncertainty regarding the ability of real estate owners of high profile assets to obtain insurance coverage protecting against terrorist attacks at commercially reasonable rates, if at all. With the enactment of the Terrorism Risk Insurance Act of 2002, or the TRIA, and the subsequent enactment of the Terrorism Risk Insurance Program Reauthorization Act of 2007, which extended the TRIA through the end of 2014, insurers must make terrorism insurance available under their property and casualty insurance policies, but this legislation does not regulate the pricing of such insurance.  The absence of affordable insurance coverage may adversely affect the general real estate lending market, lending volume and the market’s overall liquidity and may reduce the number of suitable investment opportunities available to us and the pace at which we are able to make investments.  If the properties underlying our interests are unable to obtain affordable insurance coverage, the value of our interests could decline, and in the event of an uninsured loss, we could lose all or a portion of our investment.

Risks Related to Sources of Financing

Our access to sources of financing may be limited and thus our ability to maximize our returns may be adversely affected.

Our financing sources currently include our credit agreement and our master repurchase agreements, which may include additional borrowings in the form of bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities, structured financing arrangements, public and private equity and debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements.

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

Our financing facilities currently include our credit agreement and our master repurchase agreements.  Subject to market conditions and availability, we may incur additional debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements.  The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow.  Our governing documents contain no limitation on the amount of debt we may incur.  We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors.  However, under our current repurchase agreements and bank credit facility, our total leverage may not exceed 75% of total assets (as defined therein), as adjusted to remove the impact of bona-fide loan sales that are accounted for as financings and the consolidation of variable interest entities pursuant to GAAP.  In addition, we may leverage individual assets at substantially higher levels.  Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

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

•                                          increases in the level of interest rates may increase the credit risk of our assets by negatively impacting the ability of our borrowers to pay debt service on our floating rate loan assets, refinance our assets upon maturity, and can negatively impact the value of the real estate collateral supporting our investments through the impact increases in interest rates can have on property valuation capitalization rates; and

•                                          changes in interest rates and/or the differential between U.S. dollar interest rates and those of non-dollar currencies in which we invest can adversely affect the value of our non-dollar assets and/or associated currency hedging transactions.

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

Subject to certain conditions, our lenders retain the sole discretion over the market value of loans and/or securities that serve as collateral for the borrowings under our financing facilities for purposes of determining whether we are required to pay margin to such lenders.

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

We utilize non-recourse securitizations of our investments in mortgage loans to the extent consistent with the maintenance of our REIT qualification and exemption from the Investment Company Act, in order to generate cash for funding new investments and/or to leverage existing assets.  In most instances, this involves us transferring our loans to a special purpose securitization entity in exchange for cash.  In some sale transactions, we also retain a subordinated interest in the loans sold.  The securitization of our portfolio investments might magnify our exposure to losses on those portfolio investments because the subordinated interest we retain in the loans sold would be subordinate to the senior interest in the loans sold, and we would, therefore, absorb all of the losses sustained with respect to a loan sold before the owners of the senior interest experience any losses.  Moreover, we cannot be assured that we will be able to access the securitization market in the future, or be able to do so at favorable rates. The inability to consummate securitizations of our portfolio to finance our investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business.

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

•                                          the amount of income that a REIT may earn from hedging transactions (other than hedging transactions that satisfy certain requirements of the Code or that are done through a TRS) to offset losses is limited by U.S. federal tax provisions governing REITs;

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

The lack of liquidity of our investments in real estate loans and investments other than certain of our investments in mortgage-backed securities, or MBS, may make it difficult for us to sell such investments if the need or desire arises.  Many of the securities we purchase are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or their disposition except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws.  In addition, certain investments such as B-Notes, mezzanine loans and bridge and other loans are also particularly illiquid investments due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default.  As a result, many of our current investments are, and our future investments will be, illiquid and if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments.  Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our manager has or could be attributed with material, non-public information regarding such business entity.  As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

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

We operate in a highly competitive market for investment opportunities.  Our profitability depends, in large part, on our ability to acquire our target assets at attractive prices.  In acquiring our target assets, we compete with a variety of institutional investors, including other REITs, commercial and investment banks, specialty finance companies, public and private funds (including other funds managed by Starwood Capital Group), commercial finance and insurance companies and other financial institutions.  Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do.  Several other REITs have recently raised significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities.  Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. government, if we are not eligible to participate in programs established by the U.S. government.  Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the Investment Company Act.  In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us.  Furthermore, competition for investments in our target assets may lead to the price of such assets increasing, which may further limit our ability to generate desired returns.  We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.  Also, as a result of this competition, desirable investments in our target assets may be limited in the future and we may not be able to continue to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

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

Some of our investments are rated by Moody’s Investors Service, Fitch Ratings, Standard & Poor’s, DBRS, Inc. or Realpoint LLC.  Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant.  If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

The B-Notes that we acquire may be subject to additional risks related to the privately negotiated structure and terms of the transaction, which may result in losses to us.

We may invest in B-Notes.  B-Notes are mortgage loans typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A-Note secured by the same first mortgage on the same collateral.  As a result, if a borrower defaults, there may not be sufficient funds remaining for B-Note holders after payment to the A-Note holders.  However, because each transaction is privately negotiated, B-Notes can vary in their structural characteristics and risks.  For example, the rights of holders of B-Notes to control the process following a borrower default may vary from transaction to transaction.  Further, B-Notes typically are secured by a single property and so reflect the risks associated with significant concentration.  Significant losses related to our B-Notes would result in operating losses for us and may limit our ability to make distributions to our stockholders.

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

We own non-agency RMBS backed by collateral pools of mortgage loans that have been originated using underwriting standards that are less restrictive than those used in underwriting “prime mortgage loans.”  These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories, mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified.  Due to economic conditions, including increased interest rates and lower home prices, as well as aggressive lending practices, subprime mortgage loans have in recent periods experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner.  Thus, because of the higher delinquency rates and losses associated with subprime mortgage loans and alternative documentation, or Alt A, mortgage loans, the performance of non-agency RMBS backed by subprime mortgage loans and Alt A mortgage loans that we may acquire could be correspondingly adversely affected, which could adversely impact our results of operations, financial condition and business.

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

We may acquire non-agency RMBS, which are backed by residential real estate property but, in contrast to agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation and, in the case of the Government National Mortgage Association, the U.S. government.  Our investments in RMBS are subject to the risks of defaults, foreclosure timeline extension, fraud, home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal, accompanying the underlying residential mortgage loans.  In the event of defaults on the residential mortgage loans that underlie our investments in agency RMBS and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our investments and we may incur a loss on these investments.

Prepayment rates may adversely affect the value of our investment portfolio.

The value of our investment portfolio is affected by prepayment rates on our mortgage assets.  In many cases, borrowers are not prohibited from making prepayments on their mortgage loans.  Prepayment rates are influenced by changes in interest rates and a variety of economic, geographic and other factors beyond our control, including, without limitation, housing and financial markets and relative interest rates on fixed rate mortgage loans, and adjustable rate mortgage loans, or ARMs, and consequently prepayment rates cannot be predicted.

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

•                                          our tenants’ creditworthiness and ability to pay rent, which may be affected by their operations, the current economic situation and competition within their industries from other operators;

•                                          defaults by and bankruptcies of tenants, failure of tenants to pay rent on a timely basis, or failure of tenants to comply with their contractual obligations; and

•                                          economic or physical decline of the areas where the properties are located.

At any time, any tenant may experience a downturn in its business that may weaken its operating results or overall financial condition.  As a result, a tenant may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent or declare bankruptcy.  Any tenant bankruptcy or insolvency, leasing delay or failure to make rental payments when due could result in the termination of the tenant’s lease and material losses to us.

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

Further, the occurrence of a tenant bankruptcy or insolvency could diminish the income we receive from the tenant’s lease or leases.  In addition, a bankruptcy court might authorize the tenant to terminate its leases with us.  If that happens, our claim against the bankrupt tenant for unpaid future rent would be subject to statutory limitations that most likely would be substantially less than the remaining rent we are owed under the leases.  In addition, any claim we have for unpaid past rent, if any, may not be paid in full.  As a result, tenant bankruptcies may have a material adverse effect on our results of operations.

Past or future actions of the U.S. government for the purpose of reforming and/or stabilizing the financial markets may adversely affect our business.

In the aftermath of the financial crisis, the U.S. government, through the Federal Reserve, the U.S. Treasury, the SEC, the Federal Housing Administration, the Federal Deposit Insurance Corporation, and other governmental and regulatory bodies have taken or are considering taking various actions to address the financial crisis.  Many aspects of these actions are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us and, more generally, the financial services and mortgage industries.  Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect us, whether or when such changes may be adopted, how such changes may be interpreted and enforced or how such changes may affect us.  However, the costs of complying with any additional laws or regulations could have a material adverse effect on our financial condition and results of operations.

Investments outside the United States that are denominated in foreign currencies subject us to foreign currency risks, which may adversely affect our distributions and our REIT status.

Our investments outside the United States denominated in foreign currencies subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar.  As a result, changes in exchange rates of any such foreign currency to U.S. dollars may affect our income and distributions and may also affect the book value of our assets and the amount of stockholders’ equity.

Changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets.  These changes may adversely affect our status as a REIT.  Further, bank accounts in foreign currency which are not considered cash or cash equivalents may adversely affect our status as a REIT.

We have not previously invested in residential REO and our property management costs, capital expenditures,  financing charges, property taxes and other fees and expenses could exceed our rental income from any such investments.

Our board of directors has approved the expansion of our target assets to include residential REO.  Sales of pools of single to four family residential properties is a relatively recent occurrence and the process for bidding on these assets is not yet well established.  Our manager will seek to perform extensive due diligence on these assets prior to purchase, but market and competitive forces may make it difficult to do so.  In addition, the preparation of detailed cost and revenue projections prior to acquiring these assets will require us to make a number of estimates and assumptions, including assumptions about occupancy levels, capital expenditures, costs associated with carrying and operating our portfolio, tenant defaults, trends in rental rates and other factors.  Our assumptions may prove, in hindsight, to be incorrect.

Our ability to generate positive cash flows from operations from residential REO will also be influenced by a variety of factors, many of which are beyond our control, including, without limitation, the:

•                                         overall conditions in the single to four family housing and rental markets, including:

•                                          macroeconomic shifts in demand for residential rental properties;

•                                          inability to lease or re-lease properties to tenants timely and on attractive terms or at all;

•                                          failure of tenants to pay rent when due or otherwise perform their lease obligations;

•                                          unanticipated repairs, capital expenditures or other costs;

•                                          uninsured damages; and

•                                          increases in property taxes and insurance costs;

•                                         pace of residential foreclosures;

•                                         level of competition for suitable target assets;

•                                          terms and conditions of purchase contracts;

•                                          availability of new government programs to reduce foreclosure rates or facilitate a recovery in the housing             markets;

•                                          the impact of any “lease to own” or similar programs that we may employ with regard to residential REO;

•                                          changes in laws that increase operating expenses or limit rents that may be charged;

•                                          limitations imposed upon us by government-related or other sellers on our ability to sell residential REO during a certain time period;

•                                          the short-term nature of most residential leases and the costs and potential delays in re-leasing;

•                                          the amount and cost of debt financing we employ to leverage our returns;

•                                          the geographic mix of our assets; and

•                                          the cost, quality and condition of assets we are able to purchase.

The lack of liquidity of our residential REO investments may adversely affect our long-term profitability on such investments and increases the risk that we could suffer losses on such investments if our rental strategy does not generate sufficient cash flows to sustain our portfolio until market conditions improve.

Residential real estate is a relatively illiquid asset category regardless of market conditions, but it is particularly illiquid in present market conditions as residential REO inventory levels are at or near historic highs and mortgage financing is unavailable to a significant percentage of potential homebuyers.  Our objective is to take advantage of pricing opportunities resulting from the illiquidity of such assets and operate the residential properties as rental properties until market conditions are more favorable.  We cannot predict when or if more normalized conditions will return to the residential housing markets.

If we find it necessary to liquidate residential REO assets for any reason  prior to a significant improvement in the residential market, we may experience losses upon the sale of these investments.  The illiquidity of residential REO assets means that our ability to vary our asset base in response to changes in economic and other conditions may be severely constrained, which could adversely affect our results of operations and financial condition.  In the event  prices of residential assets increase, there may be a limited number of potential purchasers of  portfolios of such assets which may reduce our efficiency and profits upon sales. We cannot predict whether we will be able to sell properties for the prices or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us.  We cannot predict the length of time needed to find willing purchasers and to close the sale of properties.  If we are unable to sell properties when we determine to do so, or if we are prohibited from doing so, it could have a material adverse effect on our cash flow and results of operations from such investments.

We may rely on local, third-party service providers in connection with REO investments.

In connection with any REO investments, we may rely on local, third-party vendors and services providers for certain services for our properties.  For example, we may rely on third-party house improvement professionals, leasing agents and property management companies.  We do not have exclusive or long-term contractual relationships with any of these third-parties.  Our cash flows from REO properties may be adversely affected if third-party vendors and service providers with whom we do business fail to provide quality services.

Risks Related to Our Organization and Structure

Certain provisions of Maryland law could inhibit changes in control.

Certain provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock.  We are subject to the “business combination” provisions of the MGCL that, subject to limitations, prohibit certain business combinations (including a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding voting capital stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting capital stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder.  After the five-year prohibition, any business combination between us and an interested stockholder generally must be recommended by our board of directors and approved by the affirmative vote of at least (i) 80% of the votes entitled to be cast by holders of outstanding shares of our voting capital stock and (ii) two-thirds of the votes entitled to be cast by holders of voting capital stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.  These super-majority vote requirements do not apply if our common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares.  These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by a board of directors prior to the time that the interested stockholder becomes an interested stockholder.  Pursuant to the statute, our board of directors has by resolution exempted business combinations between us and any other person, provided that such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person).

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

Maintenance of our exemption from registration under the Investment Company Act imposes significant limits on our operations.

We intend to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act.  Because we are a holding company that conducts our businesses primarily through wholly-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the Investment

Company Act, together with any other investment securities we own, may not have a combined value in excess of 40% of the value of our adjusted total assets on an unconsolidated basis.  This requirement limits the types of businesses in which we may engage through our subsidiaries.  In addition, the assets we and our subsidiaries may acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act, which may adversely affect our performance.

If the value of securities issued by our subsidiaries that are excepted from the definition of “investment company” by Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we own, exceeds 40% of our adjusted total assets on an unconsolidated basis, or if one or more of such subsidiaries fail to maintain an exception or exemption from the Investment Company Act, we could, among other things, be required either (i) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company or (ii) to register as an investment company under the Investment Company Act, either of which could have an adverse effect on us and the market price of our securities.  If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters.

The SEC recently solicited public comment on a wide range of issues relating to Section 3(c)(5)(C) of the Investment Company Act, including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies.  There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including the Division of Investment Management of the SEC providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations.  If we or our subsidiaries fail to maintain an exception of exemption from the Investment Company Act, we could, among other things, be required to (i) change the manner in which we conduct our operations to avoid being required to register as an investment company, (ii) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (iii) register as an investment company (which, among other things, would require us to comply with the leverage constraints applicable to investment companies), any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions to our stockholders, which could, in turn, materially and adversely affect us and the market price of our common stock.

Rapid changes in the values of our other real estate-related investments may make it more difficult for us to maintain our qualification as a REIT or exemption from the Investment Company Act.

If the market value or income potential of real estate-related investments declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exemption from the Investment Company Act.  If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish.  This difficulty may be exacerbated by the illiquid nature of any non-qualifying assets that we may own. We may have to make investment decisions that we otherwise would not make absent the REIT and Investment Company Act considerations.

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

We intend to continue to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes.  We have not requested nor obtained a ruling from the Internal Revenue Service, or the IRS, as to our REIT qualification.  Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis.  Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals.  Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis.  Moreover, the proper classification of an instrument as debt or equity for federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements as described below.  Accordingly, there can be no assurance that the IRS will not contend that our interests in subsidiaries or in securities of other issuers will not cause a violation of the REIT requirements.

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

From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur.  For example, we may be required to accrue income from mortgage loans, MBS, and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets.  We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower.  If the amendments to the outstanding debt are “significant modifications” under the applicable U.S. Treasury regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification.

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

We may acquire debt instruments in the secondary market for less than their face amount.  The discount at which such debt instruments are acquired may reflect doubts about their ultimate collectability rather than current market interest rates.  The amount of such discount will nevertheless generally be treated as “market discount” for U.S. federal income tax purposes.  Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made.  Payments on residential mortgage loans are ordinarily made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full.  If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions.  In addition, we may acquire distressed debt investments that are subsequently modified by agreement with the borrower.  If the amendments to the outstanding debt are “significant modifications” under applicable U.S. Treasury regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower.  In that event, we may be required to recognize taxable gain to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt, even if the value of the debt or the payment expectations have not changed.

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

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD PROPERTY TRUST, INC.

Date: May 8, 2012	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: May 8, 2012	By:	/s/ PERRY STEWART WARD
Perry Stewart Ward Chief Financial Officer, Treasurer and Principal Financial Officer

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