Form 10-Q
period 2012-06-30
STARWOOD PROPERTY TRUST, INC.
filed 2012-08-07
CIK 1465128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of August 6, 2012 was 116,655,303.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements, including without limitation, statements concerning our operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are developed by combining currently available information with our beliefs and assumptions and are generally identified by the words “believe,” “expect,” “anticipate” and other similar expressions. Forward-looking statements do not guarantee future performance, which may be materially different from that expressed in, or implied by, any such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.

These forward-looking statements are based largely on our current beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors that may cause actual results to vary from our forward-looking statements include, but are not limited to:

•                  factors described in our Annual Report on Form 10-K for the year ended December 31, 2011 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, including those set forth under the captions “Risk Factors” and “Business”;

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

•                  changes in interest rates;

•                  changes in the exchange rates between the U.S. dollar and the respective currencies for our non-dollar denominated investments; and

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands, except share and per share data)

	As of June 30, 2012	As of December 31, 2011
Assets:
Cash and cash equivalents	$192,841	$114,027
Loans held for investment	2,170,532	2,268,599
Loans held-for-sale at fair value	—	128,593
Loans held in securitization trust	50,294	50,316
Mortgage-backed securities, available-for-sale, at fair value	908,505	341,734
Other investments	71,753	44,379
Accrued interest receivable	19,172	15,176
Derivative assets	9,795	12,816
Other assets	38,643	21,807
Total Assets	$3,461,535	$2,997,447
Liabilities and Equity
Liabilities:
Accounts payable and accrued expenses	$5,653	$5,051
Related-party payable	11,717	8,348
Dividends payable	51,603	41,431
Derivative liabilities	14,833	19,652
Secured financing agreements, net	1,065,388	1,103,517
Collateralized debt obligation in securitization trust	52,752	53,199
Other liabilities	10,521	1,102
Total Liabilities	1,212,467	1,232,300
Commitments and contingencies (Note 14)
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, and 117,281,153 issued and 116,655,303 outstanding as of June 30, 2012 and 93,811,351 issued and 93,185,501 outstanding as of December 31, 2011	1,173	938
Additional paid-in capital	2,294,210	1,828,319
Treasury stock (625,850 shares as of June 30, 2012 and 625,850 shares as of December 31, 2011, respectively)	(10,642)	(10,642)
Accumulated other comprehensive income (loss)	12,287	(3,998)
Accumulated deficit	(53,522)	(55,129)
Total Starwood Property Trust, Inc. Stockholders’ Equity	2,243,506	1,759,488
Non-controlling interests in consolidated subsidiaries	5,562	5,659
Total Equity	2,249,068	1,765,147
Total Liabilities and Equity	$3,461,535	$2,997,447

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, amounts in thousands, except per share data)

	For the Three-Months Ended June 30		For the Six-Months Ended June 30
	2012	2011	2012	2011
Net interest margin:
Interest income from mortgage-backed securities	$15,144	$7,121	$23,819	$13,981
Interest income from loans	53,740	41,047	122,817	73,764
Interest expense	(10,463)	(7,041)	(22,315)	(14,402)
Net interest margin	58,421	41,127	124,321	73,343
Expenses:
Management fees (including $4,180 and $3,501 for the three-months ended June 30, 2012 and 2011 and $7,829 and $7,345 for the six-months ended June 30, 2012 and 2011 of non-cash stock-based compensation)	12,847	9,664	28,014	19,010
Acquisition and investment pursuit costs	1,254	531	2,115	619
General and administrative (including $116 and $56 for the three-months ended June 30, 2012 and 2011 and $232 and $96 for the six-months ended June 30, 2012 and 2011 of non-cash stock-based compensation)	2,731	2,760	5,754	4,864
Total expenses	16,832	12,955	35,883	24,493
Income before other income (expense) and income taxes	41,589	28,172	88,438	48,850
Interest income from cash balances	65	119	114	263
Other income (expense)	1,548	663	2,302	447
Other-than-temporary impairment (“OTTI”), net of $1,354 and $0 recognized in other comprehensive income (loss) for the three-months ended June 30, 2012 and 2011 and $2,793 and $0 for the six-months ended June 30, 2012 and 2011	(1,396)	(1,295)	(2,052)	(1,729)
Net gains on sales of investments	2,797	7,771	10,130	15,875
Net realized foreign currency gains (losses)	18	28	8,852	(2)
Net gains (losses) on currency hedges	3,375	(2,243)	(2,882)	(6,235)
Net gains (losses) on interest rate hedges	93	(7,921)	659	(6,811)
Net gains on credit hedges	—	1,900	—	1,471
Net change in unrealized gains (losses) on loans held-for-sale at fair value	—	5,767	(5,760)	8,954
Unrealized foreign currency remeasurement (losses) gains	(3,330)	1,174	(4,355)	5,158
Income before income taxes	44,759	34,135	95,446	66,241
Income tax provision	(140)	(823)	(539)	(1,204)
Net Income	44,619	33,312	94,907	65,037
Net income attributable to non-controlling interests	(129)	(888)	(258)	(1,166)
Net income attributable to Starwood Property Trust, Inc.	$44,490	$32,424	$94,649	$63,871
Net income per share of common stock:
Basic	$0.40	$0.40	$0.92	$0.83
Diluted	$0.40	$0.39	$0.92	$0.82

Distributions declared per common share	$0.44	$0.44	$0.88	$0.86

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, amounts in thousands)

	For the Three-Months Ended June 30		For the Six-Months Ended June 30
	2012	2011	2012	2011
Net Income	$44,619	$33,312	$94,907	$65,037
Other comprehensive income:
Change in fair value of cash flow hedges	(960)	(564)	(1,212)	31
Unrealized gain in fair value of available-for-sale securities	1,955	5,136	16,412	4,682
Reclassification adjustment for net realized gains on sale of securities	(967)	(4,310)	(967)	(10,305)
Reclassification for OTTI	1,396	1,295	2,052	1,729
Comprehensive income	46,043	34,869	111,192	61,174
Less: Comprehensive income attributable to non-controlling interests	(129)	(52)	(258)	(27)
Comprehensive income attributable to Starwood Property Trust, Inc.	$45,914	$34,817	$110,934	$61,147

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited, amounts in thousands, except share data)

	Common Stock		Additional				Accumulated Other Comprehensive	Total Starwood Property Trust, Inc.	Non-
		Par	Paid-In	Treasury Stock		Accumulated	Income	Stockholders’	Controlling	Total
	Shares	Value	Capital	Shares	Amount	Deficit	(Loss)	Equity	Interests	Equity

Balance, January 1, 2012	93,811,351	$938	$1,828,319	625,850	$(10,642)	$(55,129)	$(3,998)	$1,759,488	$5,659	$1,765,147
Proceeds from public offering of common stock	23,000,000	230	457,091					457,321		457,321
Underwriting and offering costs			(642)					(642)		(642)
Stock-based compensation	399,582	4	8,056					8,060		8,060
Manager incentive fee paid in stock	70,220	1	1,386					1,387		1,387
Treasury stock purchased
Net income						94,649		94,649	258	94,907
Dividends declared, $0.88 per share						(93,042)		(93,042)		(93,042)
Other comprehensive income, net							16,285	16,285		16,285
Distribution to non-controlling interests									(355)	(355)
Balance, June 30, 2012	117,281,153	$1,173	$2,294,210	625,850	$(10,642)	$(53,522)	$12,287	$2,243,506	$5,562	$2,249,068

See notes to condensed consolidated financial statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	For the Six-Months ended June 30
	2012	2011
Cash Flows from Operating Activities:
Net income	$94,907	$65,037
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	2,451	1,433
Accretion of net discount on mortgage-backed securities	(14,496)	(7,341)
Accretion of net deferred loan fees and discounts	(29,324)	(11,670)
Amortization of premium from collateralized debt obligations	(447)	(440)
Stock-based compensation	8,060	7,441
Incentive-fee compensation	1,387	547
Gain on sale of available-for-sale securities	(2,959)	(10,472)
Gain on sale of loans	(7,171)	(5,376)
Gain on sale of other investments	—	(27)
Gain on foreign currency remeasurement	(9,146)	—
Net change in unrealized (gains) losses on loans held-for-sale at fair value	5,760	(8,954)
Unrealized gains (losses) on interest rate hedges	(10,068)	4,230
Unrealized gains on credit hedges	—	(2,441)
Unrealized losses on currency hedges	5,147	6,029
Unrealized foreign currency remeasurement losses (gains)	4,355	(5,158)
OTTI	2,052	1,729
Changes in operating assets and liabilities:
Related-party payable	3,369	2,769
Accrued interest receivable, less purchased interest	(5,924)	(3,797)
Other assets	744	(10,402)
Accounts payable and accrued expenses	602	1,776
Other liabilities	9,419	13,136
Origination of held-for-sale loans	—	(270,066)
Proceeds from sale of held-for-sale loans	132,012	139,784
Net cash provided by (used in) operating activities	190,730	(92,233)
Cash Flows from Investing Activities:
Purchase of mortgage-backed securities	(479,871)	(92,589)
Proceeds from sale of mortgage-backed securities	46	283,778
Proceeds from mortgage-backed securities maturities	—	11,765
Mortgage-backed securities principal repayments	43,035	77,353
Origination and purchase of loans held for investment	(444,092)	(921,930)
Loan maturities	418,867	100,068
Proceeds from sale of loans held for investment	28,786	—
Loan investment principal amortization	15,281	9,386
Purchased interest on investments	(591)	(730)
Investments in other investments	(27,766)	(34,239)
Return of investment from other investments	594	—
Proceeds from sale of other investments	—	2,844
Return of investment basis in purchased derivative asset	1,922	—
Purchase of treasury securities	—	(112,619)
Proceeds from sale of treasury securities	—	112,741
Cash deposited as collateral under treasury securities loan agreement	—	(112,741)
Return of collateral under treasury securities loan agreement	—	112,741
Net cash used in investing activities	(443,789)	(564,172)
Cash Flows from Financing Activities:
Borrowings under secured financing agreements	798,052	778,825
Principal repayments on borrowings under secured financing arrangements	(836,181)	(631,796)
Payment of deferred financing costs	(3,452)	(540)
Proceeds from common stock offering	457,321	476,740
Payment of underwriting and offering costs	(642)	(28,075)
Payment of dividends	(82,870)	(59,620)
Distributions to non-controlling interest owners	(355)	(9,253)
Net cash provided by financing activities	331,873	526,281
Net increase (decrease) in cash and cash equivalents	78,814	(130,124)
Cash and cash equivalents, beginning of period	114,027	226,854
Cash and cash equivalents, end of period	$192,841	$96,730
Supplemental disclosure of cash flow information:
Cash paid for interest	$23,535	$14,920
Income taxes paid	$689	$858
Supplemental disclosure of non-cash financing activity:
Dividends declared, but not yet paid	$51,603	$41,678

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2012

(Unaudited)

1. Business and Organization

Starwood Property Trust, Inc. (“the Trust” together with its subsidiaries, “we” or the “Company”) is a Maryland corporation that commenced operations on August 17, 2009 (“Inception”) upon the completion of its initial public offering (“IPO”). We are focused primarily on originating, investing in, financing and managing commercial mortgage loans and other commercial and residential real estate-related debt investments. We also invest in residential mortgage-backed securities (“RMBS”), certain commercial mortgage-backed securities (“CMBS”), and other real estate related investments. We are externally managed and advised by SPT Management, LLC (the “Manager”).

We are organized and conduct our operations such that the Trust qualifies as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). As such, the Trust will generally not be subject to U.S. federal corporate income tax on that portion of net income that is distributed to stockholders if we distribute at least 90% of our taxable income to our stockholders by prescribed dates and comply with various other requirements.

We are organized as a holding company that conducts our business primarily through four wholly-owned subsidiaries. In 2009, we formed joint ventures (the “Joint Ventures”) with Starwood Hospitality Fund II (“Hotel II”) and Starwood Opportunity Fund VIII (“SOF VIII”) in accordance with the co-investment and allocation agreement with our Manager. The Joint Ventures are owned 75% (and controlled) by us and are therefore consolidated into our condensed consolidated financial statements. As of June 30, 2012, the investments held by the Joint Ventures had been sold and there were no remaining substantive investments in these entities.

As of June 30, 2012, investments with collateral in the hospitality, retail, and office property sectors represented 48.3%, 15.8%, and 19.3% of our investment portfolio, respectively. Such allocations could materially change in the future.

2. Summary of Significant Accounting Policies

Basis of Accounting and Principles of Consolidation

The accompanying condensed consolidated financial statements include our accounts and those of our consolidated subsidiaries. Intercompany amounts have been eliminated. All adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow have been made. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The most significant and subjective estimate that we make is estimating the cash flows that we expect to receive on our investments, which has a significant impact on the amounts of interest income, credit losses (if any), and estimated fair values that we report and/or disclose.  In addition, the fair value of financial instruments that are estimated using a discounted cash flows method are significantly impacted by the rates that we conclude are appropriate.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended December 31, 2011, as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results for the full year.

Segment Reporting

We are primarily focused on originating and acquiring real estate-related debt investments and currently operate in one reportable segment.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and short-term investments. Short-term investments are comprised of highly liquid instruments with original maturities of three months or less. We maintain our cash and cash equivalents in multiple financial institutions and at times these balances exceed federally insurable limits.

Debt Securities

GAAP requires that at the time of purchase, we designate debt securities as held-to-maturity, available-for-sale, or trading depending on our investment strategy and ability to hold such securities to maturity. Under GAAP, held-to-maturity securities are stated at cost plus any premiums or less any discounts, with any such amounts being amortized/accreted through the condensed consolidated statements of operations using the effective interest method.  Securities that we either (i) do not hold for the purpose of selling in the near-term or (ii) may dispose of prior to maturity are classified as available-for-sale and are carried at fair value in the accompanying financial statements.  Unrealized gains or losses on available-for-sale securities are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. As of June 30, 2012, our CMBS and RMBS were classified as available-for-sale.  The classification of each investment involves management’s judgment, which is subject to change.

When the estimated fair value of a security is less than its amortized cost, we consider whether its impairment is other-than-temporary impairment (“OTTI”). An impairment is deemed to be an OTTI if (i) we intend to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovering our cost basis, or (iii) we do not otherwise expect to recover the entire amortized cost basis of the security. If an impairment is deemed to be other-than-temporary, the resulting accounting treatment depends on the factors causing the OTTI. If the OTTI has resulted from (i) our intention to sell the security, or (ii) our judgment that it is more likely than not that we will be required to sell the security before recovering our cost basis, an impairment loss is recognized in current earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value. Whereas, if the OTTI has resulted from our conclusion that (i) we will not recover our cost basis even if we do not intend to sell the security or (ii) it is not more likely than not that we will be required to sell the security before recovering our cost basis, only the credit loss portion of the impairment is recorded in current earnings, and the portion of the loss related to other factors, such as changes in interest rates, continues to be recognized in accumulated other comprehensive income (loss). Following the recognition of an OTTI through earnings, a new cost basis is established for an impaired security. Determining whether an impairment is other-than-temporary may require us to exercise significant judgment in selecting various assumptions used in estimating future cash flows, including, but not limited to, estimated prepayments and loss assumptions. As a result, actual OTTI losses could differ from reported amounts. Such judgments and assumptions are based upon a number of factors, including (i) credit of the issuer or the underlying borrowers, (ii) credit rating of the security, (iii) key terms of the security, (iv) performance of the underlying loans, including debt service coverage and loan-to-value ratios, (v) the value of the collateral for the underlying loans, (vi) the effect of local, industry, and broader economic factors, and (vii) the historical and anticipated trends in defaults and loss severities for similar securities.

Loans Held for Investment

Loans that are held for investment are carried at cost, net of amounts such as unamortized acquisition premiums or discounts, loan fees, and origination and acquisition costs as applicable, unless the loans are deemed impaired.

At least quarterly, we evaluate each loan held for investment for impairment.  As none of our loans were considered to be credit deteriorated at closing, impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. If a loan is impaired, we would record an allowance to reduce the carrying value of the loan to the present value of expected future cash flows discounted at the loan’s contractual effective rate, or the fair value of the collateral if repayment is expected solely from the collateral.

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

In addition, all loans that are not considered to be individually impaired are also evaluated to determine whether (i) they have one or more characteristics that are also present in other loans, and (ii) when such loans are evaluated as a group, the shared characteristic(s) indicate that it is probable that a loss has been incurred by such group of loans.

Upon completion of the process above, we concluded that no allowance for loan losses was necessary as of June 30, 2012 and December 31, 2011. Significant judgment is required when evaluating loans for impairment; therefore, actual results over time could be materially different.

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

Revenue Recognition

Interest income is accrued based on the outstanding principal amount and the contractual terms of our loans and securities. Discounts or premiums associated with the purchase of loans and investment securities are amortized into interest income as a yield adjustment on the effective interest method, based on expected cash flows through the expected maturity date of the security. For loans that we have not elected to record at fair value under FASB Topic 825, origination fees and direct loan origination costs are also recognized in interest income over the loan term as a yield adjustment using the effective interest method. When we elect to record a loan at fair value, origination fees and costs incurred in originating the loan are recorded in the income statement at closing.

Upon the sale of loans or securities, the excess (or deficiency) of net proceeds over amortized cost is recognized as a realized gain (or loss).

Investments in Unconsolidated Entities

We own non-controlling equity interests in a limited number of privately-held partnerships and limited liability companies. We use the cost method to account for investments when we (i) own five percent or less of, and (ii) do not have significant influence over, the underlying investees.  We use the equity method to account for all other non-controlling interests in partnerships and limited liability companies.  Cost method investments are initially recorded at cost and income is generally recorded when distributions are received.  Equity method investments are initially recorded at cost and subsequently adjusted for our share of income or loss, as well as contributions made or distributions received.

We also own common stock of certain publicly traded real estate companies.  We have no influence over the activities of these companies due to our minimal percentage ownership.  These investments are classified as available-for-sale and reported at fair value in the balance sheet, with unrealized gains and losses reported as a component of other comprehensive income (loss).  Dividends on these equity securities are recorded in the statement of operations on the record date.

Investments in unconsolidated entities are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  When the fair value of an equity investment in an unconsolidated entity is less than its cost basis, we consider whether the impairment is other-than-temporary.  OTTI analyses are based on current plans, intended holding periods and other available information at the time the analyses are prepared.

Securitization/Sale and Financing Arrangements

We periodically sell our financial assets, such as commercial mortgage loans, CMBS and other assets. In connection with these transactions, we may retain or acquire senior or subordinated interests in the related assets. Gains and losses on such transactions are recognized using the guidance in FASB Topic 860, Transfers and Servicing, which is based on a financial components approach that focuses on control. Under this approach, after a transfer of financial assets that meets the criteria for treatment as a sale—legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint, and transferred control—an entity recognizes the financial assets it retains and any liabilities it has incurred, derecognizes the financial assets it has sold, and derecognizes liabilities when extinguished. We determine the gain or loss on sale of mortgage loans as the difference between the sale proceeds, including the fair value of any interests retained, as applicable, and the carrying amount of the assets sold.

Acquisition and Investment Pursuit Costs

Net costs incurred in connection with acquiring investments, as well as in pursuing unsuccessful investment acquisitions and loan originations, are recorded directly in the statement of operations.

Foreign Currency Transactions

Our assets and liabilities denominated in foreign currencies are translated into U.S. dollars using foreign currency exchange rates at the end of the reporting period. Income and expenses are translated at the weighted-average exchange rates for each reporting period. As of June 30, 2012 and December 31, 2011, the U.S. dollar was the functional currency of all investments denominated in foreign currencies. The effects of translating the assets, liabilities and income of our foreign investments are included in unrealized foreign currency remeasurement (loss) gain in the statements of operations.

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

Deferred Financing Costs

Costs incurred in connection with obtaining secured financing arrangements are capitalized and amortized over the initial terms of the respective facilities as a component of interest expense. As of June 30, 2012 and December 31, 2011, we had approximately $6.0 million and $5.0 million, respectively, of capitalized financing costs, net of amortization. For the three and six months ended June 30, 2012, approximately $1.3 million and $2.5 million, respectively, of amortization was included in interest expense on the statement of operations. For the three and six months ended June 30, 2011, approximately $1.0 million and $1.4 million, respectively, of amortization was included in interest expense on the statement of operations.

Earnings per share

We calculate basic earnings per share by dividing net income attributable to the Company for the period by the weighted-average of shares of common stock outstanding for that period after consideration of the earnings allocated to our restricted stock and restricted stock units, which are participating securities as defined under GAAP.  Diluted earnings per share takes into effect any dilutive instruments, such as restricted stock and restricted stock units, except when doing so would be anti-dilutive.

Share-based payments

We recognize the cost of share-based compensation using the same expense category that would be charged if the amounts were paid in cash. The fair value of restricted stock and restricted stock units granted is recorded to expense on a straight-line basis over the vesting period for the award, with a corresponding increase in stockholders’ equity. For grants to employees and directors, the fair value is determined based upon the stock price on the grant date. For non-employee grants, the fair value is based on the stock price when the shares vest.

Income Taxes

The Trust has elected to be taxed as a REIT and intends to comply with the Code with respect thereto.  Accordingly, we will not be subject to federal income tax as long as certain asset, income, dividend distribution and stock ownership tests are met. Many of these requirements are technical and complex and if we fail to meet these requirements we may be subject to federal, state, and local income tax and penalties. In addition, a REIT’s income from prohibited transactions is subject to a 100% penalty tax. We have three taxable REIT subsidiaries (the “TRSs”) where certain investments may be made and activities conducted that (i) may have otherwise been subject to the prohibited transaction tax and (ii) may not be favorably treated for purposes of complying with the various requirements for REIT qualification.  The income, if any, within the TRSs is subject to federal and state income taxes as a domestic C corporation based upon the TRSs’ net income. For the three and six months ended June 30, 2012, we recorded a provision for income taxes of $0.1 million and $0.5 million related to the activities in our TRSs.  These provisions were determined using a Federal income tax rate of 34% and state income tax rate of 7.5%.  For the three and six months ended June 30, 2011, we recorded a provision for income taxes of $0.8 million and $1.2 million related to the activities in our TRSs. These provisions were determined using a Federal income tax rate of 34% and state income tax rate of 7.5%.

Underwriting Commissions and Offering Costs

Underwriting and offering costs incurred totaled approximately $642 thousand in connection with our equity offering in April 2012, $1.1 million in connection with our equity offering in May 2011. Underwriting and offering costs are reflected as a reduction in additional paid-in capital in the statement of equity.

Recent Accounting Pronouncements

In December 2011, the FASB issued amended guidance which will enhance disclosures required by GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. We will be required to apply the amendments beginning with our first quarter, 2013 financial statements by providing the disclosures required by those amendments retrospectively for all comparative periods presented. We are in the process of evaluating the impact that this guidance will have on our financial statement disclosures.

3. Debt Securities

We classified all CMBS and RMBS investments as available-for-sale as of June 30, 2012 and December 31, 2011. The CMBS and RMBS classified as available-for-sale are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive (loss) income. The tables below summarize various attributes of our investments in mortgage-backed securities (“MBS”) available-for-sale as of June 30, 2012 and December 31, 2011 (amounts in thousands):

				Unrealized Gains or (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)
June 30, 2012	Purchased Amortized Cost	Credit OTTI	Recorded Amortized Cost	Non-Credit OTTI	Unrealized Gains	Unrealized Losses	Net Fair Value Adjustment	Fair Value
CMBS	$662,117	$—	$662,117	$—	$12,932	$—	$12,932	$675,049
RMBS	237,044	(7,909)	229,135	(1,354)	8,445	(2,770)	4,321	233,456
Total	$899,161	$(7,909)	$891,252	$(1,354)	$21,377	$(2,770)	$17,253	$908,505

June 30, 2012	Weighted Average Coupon (1)	Weighted Average Rating	Weighted Average Life (“WAL”) (Years) (3)	Weighted Average Yield (4)
CMBS	3.8%	(2)	3.6	6.7%
RMBS	2.0%	B-	3.9	9.6%

(1)          The weighted average coupon of the MBS is calculated as a fraction, with the numerator as the sum of (i) the stated interest rate for each individual security as of quarter-end, multiplied with (ii) the current face amount of each individual security, and the denominator as the sum of the total current face amount of the MBS. For floating rate MBS, the interest rate used is comprised of the stated spread plus the applicable LIBOR rate which is 0.24575%, as of June 30, 2012.

(2)          Includes a $578.5 million investment in senior securities that were not rated, that are secured by substantially all of the assets of a worldwide operator of hotels, resorts, and timeshare properties, and which had an estimated loan-to-value ratio as of June 30, 2012 in the range of 39%-44%. The remaining $97 million CMBS investment position is rated BB+.

(3)          Represents the WAL of each respective group of MBS. The WAL of each individual security is calculated as a fraction, the numerator of which is the sum of the timing (in years) of each expected future principal payment multiplied by the balance of the respective payment, and with the denominator equal to the sum of the expected principal payments. This calculation was made as of June 30, 2012. Assumptions for the calculation of the WAL are adjusted as necessary for changes in projected principal repayments and/or maturity dates of the security.

(4)          Most of the CMBS and all of the RMBS were purchased at a discount, some of which will be accreted into income over the expected remaining life of the security.  The majority of the income from these securities is earned from the accretion of these discounts.

Within the hospitality sector, as of June 30, 2012 we had an aggregate investment of $578.5 million in senior debt secured by substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties. As of March 31, 2012 the debt investment was comprised of $115.5 million in loans and $387.6 million in securities. On April 16, 2012 the remaining $115.5 million of loans were converted to securities. As of June 30, 2012, the aggregate face value of $608.9 million represented 8.2% of the total face value of the senior debt outstanding, and the aggregate carrying value of our investment represented 16.7% of our total assets.

				Unrealized Gains or (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)
December 31, 2011	Purchased Amortized Cost	Credit OTTI	Recorded Amortized Cost	Non-Credit OTTI	Unrealized Gains	Unrealized Losses	Net Fair Value Adjustment	Fair Value
CMBS	$177,353	$—	$177,353	$—	$—	$(567)	$(567)	$176,786
RMBS	170,424	(6,001)	164,423	(1,310)	3,367	(1,532)	525	164,948
Total	$347,777	$(6,001)	$341,776	$(1,310)	$3,367	$(2,099)	$(42)	$341,734

December 31, 2011	Weighted Average Coupon(1)	Weighted Average Rating	WAL (3)
CMBS	2.1%	(2)	3.5
RMBS	1.0%	B-	4.8

(1)          The weighted average coupon of the MBS is calculated as a fraction, with the numerator as the sum of (i) the stated interest rate for each individual security as of quarter-end, multiplied with (ii) the current face amount of each individual security, and the denominator as the sum of the total current face amount of the MBS. For floating rate MBS, the interest rate used is comprised of the stated spread plus the greater of the applicable LIBOR rate at each respective quarter-end. The one-month LIBOR rate as of December 31, 2011 was 0.2953%.

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

During the six-months ended June 30, 2012, purchases and sales executed, as well as the principal payments received, were as follows (amounts in thousands):

	RMBS	CMBS
Purchases	$107,618	$372,253
Sales/Maturities	16,624	—
Principal payments received	33,768	9,268

During the six-months ended June 30, 2012, we did not sell any CMBS positions. There have been no CMBS maturities during the six-months ended June 30, 2012.

During the six-months ended June 30, 2011, the purchases, sales, and principal pay-downs were as follows:

	RMBS	CMBS
Purchases	$45,315	$—
Sales	49,951	223,378
Principal pay-downs	37,003	40,350

As of June 30, 2012, 85.7%, of the CMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 1.75%.  As of December 31, 2011, 100.0% of the CMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 1.75%.

Subject to certain limitations on durations, we have allocated an amount to invest in RMBS that cannot exceed 10% of our total assets. We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.7 million and $0.4 million for the six-months ended June 30, 2012 and June 30, 2011, respectively, which has been recorded as an offset to interest income in the accompanying condensed consolidated statements of operations.  As of June 30, 2012, approximately $197.1 million, or 84.5%, of the RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 0.37%. As of December 31, 2011, approximately $154.7 million, or 93.8%, of the RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 0.43%.  We purchased all of the RMBS at a discount that will be accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of these discounts.

The following table presents the gross unrealized losses and estimated fair value of our securities that were in an unrealized loss position as of June 30, 2012 and for which OTTI charges have not been recognized in earnings, fully or partially (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
As of June 30, 2012	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
CMBS	$—	$—	$—	$—
RMBS	89,408	1,263	(3,709)	(415)
Total	$89,408	$1,263	$(3,709)	$(415)

As of June 30, 2012 there were 25 securities with unrealized losses.  After evaluating each security we determined that the impairments on 14 of these securities, all of which are non-agency and whose impairments totaled $2.8 million, were other-than-temporary. Credit losses represented $1.4 million of this total, which we calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised to (ii) our amortized cost basis.  For the three months ended June 30, 2012, our aggregate MBS credit losses (as reported in the condensed consolidated statement of operations) were $1.4 million.  We further determined that none of the 11 remaining securities was other-than-temporarily impaired.  We considered a number of factors in reaching this conclusion, including that we did not intend to sell any individual security, it was not considered more likely than not that we would be forced to sell any individual security prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost.  Significant judgment is required in projecting cash flows for our impaired RMBS, all of which were non-agency and none of which we expect to sell or be forced to sell before recovering our current cost basis. Actual cash flows income and/or realized impairments could be materially different from what is currently projected and/or reported.

The following table presents the gross unrealized losses and estimated fair value of our securities that were in an unrealized loss position as of December 31, 2011 and for which OTTI charges have not been recognized in earnings, fully or partially (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
As of December 31, 2011	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
CMBS	$176,786	$—	$(567)	$—
RMBS	70,103	2,684	(2,444)	(399)
Total	$246,889	$2,684	$(3,011)	$(399)

As of December 31, 2011 there were 42 securities with unrealized losses. After evaluating each security we determined that the impairments on 25 of these securities, all of which are non-agency and whose impairments totaled $4.7 million, were other-than-temporary. Credit losses represented $3.4 million of this total, which we calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our amortized cost basis. For the year ended December 31, 2011, our aggregate MBS credit losses (as reported in the statement of operations) were $6.0 million. We further determined that none of the 17 remaining securities were other-than-temporarily impaired. We considered a number of factors in reaching this conclusion, including that we did not intend to sell any individual security, it was not considered more likely than not that we would be forced to sell any individual security prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Significant judgment is required in projecting cash flows for our non-agency RMBS. As a result, actual income and/or impairments could be materially different from what is currently projected and/or reported.

4. Loans

Our investments in loans held-for-investment are accounted for at amortized cost and the loans held-for-sale are accounted for at the lower of cost or fair value, unless we elect (upon origination or acquisition) to record such loans at fair value. The following table summarizes our investments in mortgages and loans by subordination class as of June 30, 2012 and December 31, 2011 (amounts in thousands):

June 30, 2012	Carrying Value	Face Amount	Weighted Average Coupon (2)	Weighted Average Life (years) (3)
First mortgages	$1,356,206	$1,398,638	6.9%	3.5
Subordinated mortgages (1)	314,111	347,835	9.5%	4.4
Mezzanine loans	500,215	507,654	10.8%	4.1
Total loans held for investment	2,170,532	2,254,127
Loans held in securitization trust	50,294	50,578	5.1%	2.9
Total Loans	$2,220,826	$2,304,705

December 31, 2011	Carrying Value	Face Amount	Weighted Average Coupon (2)	Weighted Average Life (years) (3)
First mortgages	$1,202,611	$1,248,549	6.6%	3.2
Subordinated mortgages (1)	437,163	487,175	7.4%	4.1
Mezzanine loans	628,825	642,831	8.4%	3.0
Total loans held for investment	2,268,599	2,378,555
First mortgages held-for-sale at fair value	128,593	122,833	5.9%	8.9
Loans held in securitization trust	50,316	50,632	5.0%	3.7
Total Loans	$2,447,508	$2,552,020

(1)          Subordinated mortgages includes (i) subordinated mortgages that we retain after having sold first mortgage positions related to the same collateral, (ii) B-Notes, and (iii) subordinated loan participations.

(2)          The weighted average coupon of each respective group of loans is calculated as a fraction, with the numerator as the sum of (i) the stated interest rate for each individual loan as of quarter-end, converted to a 30/360 interest accrual basis, multiplied with (ii) the face amount of each individual loan, and the denominator as the sum of each respective group of loans. For floating rate loans, the interest rate used is comprised of the stated spread plus the greater of the (i) LIBOR floor or (ii) applicable LIBOR rate at each respective quarter-end.

(3)          Represents the WAL of each respective group of loans. The WAL is calculated as a fraction, the numerator of which is the sum of the timing (in years) of each expected future principal payment multiplied by the balance of the respective payment, and with the denominator equal to the sum of the expected principal payments. Assumptions for the calculation of the WAL are adjusted as necessary for changes in projected principal repayments and/or maturity dates of the loan.

As of June 30, 2012, approximately $1.1 billion, or 49.5% of the loans were variable rate and pay interest at LIBOR plus a weighted-average spread of 5.95%. The following table summarizes our investments in floating rate loans (amounts in thousands):

	June 30, 2012		December 31, 2011
Index	Rate	Carrying Value	Rate	Carrying Value
1 Month LIBOR	0.2458%	$49,709	0.2953%	$264,030
3 Month LIBOR	0.4606%	14,744	0.5810%	143,371
1 Month Citibank LIBOR(1)	0.2400%	109,946	0.2700%	134,041
3 Month Citibank LIBOR(1)	0.4500%	7,157	0.5600%	7,102
6 Month Citibank LIBOR(1)	0.7200%	—	0.7800%	6,039
LIBOR Floor	0.5% - 2.0%	917,083	0.5% - 2.0%	551,275
Total		$1,098,639		$1,105,858

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

Our evaluation process as described above produces an internal risk rating between 1 and 5, which is a weighted-average of the numerical ratings in the following categories: (i) sponsor capability and financial condition, (ii) loan and collateral performance relative to underwriting, (iii) quality and stability of collateral cash flows, and (iv) loan structure. We utilize the overall risk ratings as a concise means to monitor any credit migration on a loan as well as on the whole portfolio.  While the overall risk rating is generally not the sole factor we use in determining whether a loan is impaired, a loan with a higher overall risk rating would tend to have more adverse indicators of impairment, and therefore would be more likely to experience a credit loss.  For any loans rated as a “5,” we would record a loan loss allowance in an amount equal to the greater of (i) 1.5% of the aggregate net carrying amount and (ii) the loss amount measured by the excess of the loan’s carrying amount over the estimated collateral value.

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

	•	Quality and stability of collateral cash flows—The property has material vacancy and significant rollover of remaining tenants.
	•	Loan structure—LTV exceeds 90%.

As of June 30, 2012, the risk ratings by class of loan were as follows (amounts in thousands):

	Balance Sheet Classification at June 30, 2012
Risk	Loans Held for Investment			Loans held in
Rating Category	First Mortgages	Subordinated Mortgages	Mezzanine Loans	Securitization Trust	Total
1	$—	$—	$—	$—	$—
2	100,532	2,442	159,003	13,154	275,131
3	1,204,499	256,581	341,212	37,140	1,839,432
4	51,175	55,088	—	—	106,263
5	—	—	—	—	—
	$1,356,206	$314,111	$500,215	$50,294	$2,220,826

As of December 31, 2011, the risk ratings by class of loan were as follows (amounts in thousands):

	Balance Sheet Classification at December 31, 2011
Risk	Loans Held for Investment			Loans Held for Sale	Loans held in
Rating Category	First Mortgages	Subordinated Mortgages	Mezzanine Loans	First Mortgages	Securitization Trust	Total
1	$—	$—	$—	$—	$—	$—
2	108,900	131,281	139,167	89,760	13,193	482,301
3	1,054,717	251,788	481,982	38,833	37,123	1,864,443
4	38,994	54,094	7,676	—	—	100,764
5	—	—	—	—	—	—
	$1,202,611	$437,163	$628,825	$128,593	$50,316	$2,447,508

After completing our analysis of each loan, including the resulting risk ratings as described above, we concluded that no allowance for loan losses was necessary as of June 30, 2012 and December 31, 2011.

For the three months ended June 30, 2012, the activity in our loan portfolio (including loans held-for-sale) was as follows (amounts in thousands):

Balance March 31, 2012	$2,383,797
Acquisitions/originations	219,657
Additional funding	5,563
Capitalized interest (1)	878
Basis of loans sold	—
Basis of loans prepaid/matured	(271,160)
Transfer out- Loan converted to a security	(115,100)
Principal repayments	(9,070)
Discount accretion/premium amortization	7,702
Unrealized foreign currency remeasurement loss	(1,441)
Net change in unrealized loss on loans held-for-sale at fair value	—
Balance June 30, 2012	$2,220,826

For the six months ended June 30, 2012, the activity in our loan portfolio (including loans held-for-sale) was as follows (amounts in thousands):

Balance December 31, 2011	$2,447,508
Acquisitions/originations	433,345
Additional funding	10,747
Capitalized interest (1)	2,550
Basis of loans sold	(153,627)
Basis of loans prepaid/matured	(409,721)
Transfer out- Loan converted to a security	(115,100)
Principal repayments	(15,281)
Discount accretion/premium amortization	29,324
Unrealized foreign currency remeasurement loss	(3,159)
Net change in unrealized loss on loans held-for-sale at fair value	(5,760)
Balance June 30, 2012	$2,220,826

(1)          Represents accrued interest income on loans whose terms do not require current payment of interest.

We acquired or originated $444.1 million (face value of loans, net of $3.0 million in upfront fees collected at closing) in loans during the six months ended June 30, 2012, which included: (1) a $125.0 million participation in a senior loan, converted to a CMBS in the second quarter, secured by all the material assets of a major hotel company for a discounted purchase price of $115.7 million; (2) an origination of a $63.0 million first mortgage, of which $59.0 million was funded at closing, collateralized by 10 office buildings located in California; (3) an origination of a $40.0 million mezzanine loan secured by a 10-property portfolio of full-service and extended-stay hotels located in eight different states; (4) an origination of a $73.0 million junior mezzanine loan, of which $45.0 million was initially funded, collateralized by six office buildings in Virginia; (5) an origination of a $170.0 million first mortgage loan, of which $135.0 million was initially funded, collateralized by two office buildings in midtown Manhattan; (6) an origination of a $11.6 million first mortgage loan collateralized by a collection of office, retail and parking properties in downtown San Diego, California; (7) an origination of a $30.0 million mezzanine loan collateralized by an office building in Pennsylvania; and (8) approximately $10.8 million in additional funding on existing loan investments.

We sold $153.6 million of loans during the six months ended June 30, 2012, which included: (1) six loans with a carrying value of $122.7 million to an independent third party resulting in proceeds, net of financing repayments, of $40.6 million and (2) 50% of our Euro denominated loan to a strategic partner resulting in proceeds of $28.8 million. The transaction was neutral from an earnings perspective net of the associated currency hedge gain. Additionally, 10 loans matured or were prepaid during the six months ended June 30, 2012, which resulted in proceeds of $409.7 million (net of realized foreign currency remeasurement gain of $9.2 million) and accelerated accretion of purchase discounts of $14.9 million.

5. Other Investments

On May 24 and June 28, 2012 we acquired 226 and 26 residential real estate owned (“REO”) properties from a major bank at a cost of $24.6 million and $2.8 million, respectively.  Most of the properties were vacant at acquisition, and we are actively preparing the properties to be either rented or sold, as applicable.  From the date of acquisition through June 30, 2012, we incurred approximately $0.3 million in costs of getting the properties ready for their intended use, and such costs were added to our investment basis.

Through June 30, 2012, we had purchased a net total of $13.8 million ($9.3 million of which was purchased during the year ended December 31, 2011) of publicly traded equity securities that are classified as available-for-sale and carried at fair value with changes in fair value recorded to other comprehensive income (loss). For the three months ended June 30, 2012 and June 30, 2011, we had an unrealized gain of $0.2 million and unrealized loss of $2.6 million, respectively, related to these investments, and recognized dividend income of $0.2 million and $0.2 million, respectively, included as a component of other income in the condensed consolidated statements of operations.  $2.0 million of the equity securities have been in an unrealized loss position for less than 12 months and are not other-than-temporarily impaired.  We evaluated the remaining $11.8 million of securities in an unrealized loss position for greater than 12 months and have concluded they are not other-than-temporarily impaired. The unrealized loss at June 30, 2012 for these securities is $2.5 million.

In June 2011, we acquired a non-controlling 49% interest in a privately-held limited liability company for $25.5 million, which is accounted for under the equity method.  The entity owns a mezzanine loan participation, and our share of earnings for the three and six months ended June 30, 2012 was $0.6 million and $1.2 million, which is included in other income on the condensed consolidated statements of operations.  The impact of this investment was immaterial to earnings for the three and six months ended June 30, 2011.

In January 2010, we committed $6.3 million to acquire a 5.6% interest in a privately-held limited liability company formed to acquire assets of a commercial real estate debt management and servicing business primarily for the opportunity to participate in debt opportunities arising from the venture’s special servicing business (the “Participation Right”). In May 2010, we made an additional $3.4 million commitment to the venture to maintain at least a 5% ownership and its corresponding Participation Right. Because we do not have control or significant influence over the venture, the investment is accounted for under the cost method. As of June 30, 2012, we had funded $8.0 million of our commitment. We recognized $0.8 and $0.8 million for the three and six months ended June 30, 2012 or 2011 related to this investment, which is included in other income on the condensed consolidated statements of operations.  For the three and six months ended June 30, 2011, we recognized $0.5 million and $0.5 million related to this investment, which is included in other income on the condensed consolidated statements of operations.

6. Secured Financing Agreements

On March 31, 2010, Starwood Property Mortgage Sub-1, L.L.C. (“SPM Sub-1”), our indirect wholly-owned subsidiary, entered into a Master Repurchase and Securities Contract (the “Wells Repurchase Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Wells Repurchase Agreement is secured by approximately $105.2 million of the diversified loan portfolio purchased from Teachers Insurance and Annuity Association of America on February 26, 2010 (“the TIAA Portfolio”). Advances under the Wells Repurchase Agreement accrue interest at a per annum pricing rate equal to the sum of one-month LIBOR plus the pricing margin of 3.0%. If an event of default (as such term is defined in the Wells Repurchase Agreement) occurs and is continuing, amounts borrowed may become due and payable and interest accrues at the default rate, which is equal to the pricing rate plus 4.0%. The maturity date of the Wells Repurchase Agreement is May 31, 2013. The Wells Repurchase Agreement allowed for advances through May 31, 2010. As of June 30, 2012, $69.4 million was outstanding under the Wells Repurchase Agreement and the carrying value of the pledged collateral was $105.2 million. The Company guarantees certain of the obligations of SPM Sub-1 under the Wells Repurchase Agreement up to maximum liability of 25% of the then currently outstanding repurchase price of all purchased assets.

On August 6, 2010, Starwood Property Mortgage Sub-2, L.L.C. (“SPM Sub-2”), our indirect wholly-owned subsidiary, entered into a second Master Repurchase and Securities Contract with Wells Fargo, which second repurchase facility was amended and restated by SPM Sub-2 and Starwood Property Mortgage Sub-2-A, L.L.C. (“SPM Sub-2-A”), our indirect wholly-owned subsidiaries, on February 28, 2011, pursuant to an Amended and Restated Master Repurchase and Securities Contract (the “Second Wells Repurchase Agreement”). The Second Wells Repurchase Agreement was amended on May 24, 2011 and November 3, 2011 (“Amendment No. 2”), and is being used by SPM Sub-2 and SPM Sub-2-A to finance the acquisition or origination of commercial mortgage loans (and participations therein) and mezzanine loans. In connection with Amendment No. 2, available borrowings under the facility increased by $200 million to $550 million. Advances under the Second Wells Repurchase Agreement accrue interest at a per annum pricing rate equal to the sum of one-month LIBOR plus a margin of between 1.75% and 6.0% depending on the type of asset being financed. If an event of default (as such term is defined in the Second Wells Repurchase Agreement) occurs and is continuing, amounts borrowed may become due and payable immediately and interest accrues at the default rate, which is equal to the pricing rate plus 4.0%. The initial maturity date of the Second Wells Repurchase Agreement is August 5, 2013, subject to two one-year extension options, each of which may be exercised by us upon the satisfaction of certain conditions and the payment of an extension fee. The Company guarantees certain of the obligations of SPM Sub-2 and SPM Sub-2-A under the Wells Repurchase Agreement up to a maximum liability of either 25% or 100% of the then-currently outstanding repurchase price of purchased assets, depending upon the type of asset being financed. As of June 30, 2012, $264.4 million was outstanding under the Second Wells Repurchase Agreement and the carrying value of the pledged collateral was $826.3 million.

On December 2, 2010, Starwood Property Mortgage Sub-3, L.L.C. (“SPM Sub-3”), our indirect wholly-owned subsidiary, entered into a Master Repurchase Agreement with Goldman Sachs Mortgage Company, which repurchase facility was amended and restated by SPM Sub-3 and Starwood Property Mortgage Sub-3-A, L.L.C. (“SPM Sub-3-A”), our indirect wholly-owned subsidiary, on February 28, 2011, pursuant to an Amended and Restated Master Repurchase Agreement (the “Goldman Repurchase Agreement”). The Goldman Repurchase Agreement will be used to finance the acquisition or origination by SPM Sub-3 and SPM Sub-3-A of commercial mortgage loans that are eligible for CMBS securitization. The Goldman Repurchase Agreement provides for asset purchases of up to $150 million. The Company guarantees certain of the obligations of SPM Sub-3 and SPM Sub-3-A under the Goldman Repurchase Agreement up to a maximum liability of 25% of the then-currently outstanding repurchase price of all purchased loans. Advances under the Goldman Repurchase Agreement accrue interest at a per annum pricing rate equal to the sum of one-month LIBOR plus a margin of between 1.95% and 2.25% depending on the loan-to-value ratio of the purchased mortgage loan. If an event of default (as such term is defined in the Goldman Repurchase Agreement) occurs and is continuing, amounts borrowed may become due and payable immediately and interest accrues at the default rate, which is equal to the pricing rate plus 2.0%. The maturity date of the Goldman Repurchase Agreement is December 3, 2012. As of June 30, 2012, there were no borrowings under the Goldman Repurchase Agreement.

On March 18, 2011, Starwood Property Mortgage, L.L.C. (“SPM”), our indirect wholly-owned subsidiary, entered into a third Master Repurchase and Securities Contract with Wells Fargo (“the Third Wells Repurchase Agreement”). The Third Wells Repurchase Agreement is being used by SPM to finance the acquisition and ownership of RMBS and provides for asset purchases up to $175 million. Advances under the Third Wells Repurchase Agreement generally accrue interest at a per annum pricing rate equal to one-month LIBOR plus a margin of 2.10%. If an event of default (as such term is defined in the Third Wells Repurchase Agreement) occurs and is continuing, amounts borrowed may become due and payable immediately and interest accrues at the default rate, which is equal to the pricing rate plus 4.0%. The facility was scheduled to terminate on March 16, 2012. We extended the facility for an additional year and the new facility termination date is March 16, 2013. The Company has guaranteed certain of the obligations of SPM under the Third Wells Repurchase Agreement. As of June 30, 2012, $128.3 million was outstanding and the carrying value of the pledged collateral was $210.5 million.

On June 30, 2011, Starwood Property Mortgage Sub-4, L.L.C. (“SPM Sub-4”) and Starwood Property Mortgage Sub-4-A, L.L.C. (“SPM Sub-4-A”), our indirect wholly-owned subsidiaries, entered into a Mortgage Loan Purchase Agreement (the “Deutsche Repurchase Agreement”) with Deutsche Bank AG, Cayman Islands Branch. The Deutsche Repurchase Agreement provides for asset purchases of up to $150 million. The Company has guaranteed certain of the obligations of SPM Sub-4 and SPM Sub-4-A under the Deutsche Repurchase Agreement up to a maximum liability of the sum of (a) the greater of (i) 25% of the then currently outstanding repurchase price of all purchased loans, and (ii) $20,000,000, plus (b) all obligations associated with hedging. Advances under the Deutsche Repurchase Agreement accrue interest at a pricing rate equal to the sum of one-month LIBOR plus a margin of between 1.85% and 2.5% depending on the property type and loan-to-value ratio of the purchased mortgage asset. If an event of default (as such term is defined in the Deutsche Repurchase Agreement) occurs and is continuing, amounts borrowed may become due and payable immediately and interest accrues at the default rate, which is equal to the pricing rate plus 4.0%. The initial maturity date of the Deutsche Repurchase Agreement was June 30, 2012, with two one-year extension options subject to the satisfaction of certain conditions. We did not exercise our extension options and as a result the facility expired on June 30, 2012.

On June 28, 2011, SPT Rosslyn Holdings, L.L.C. (“SPT Rosslyn”), our indirect wholly-owned subsidiary, entered into a Master Repurchase Agreement (the “Second Deutsche Repurchase Agreement”) with Deutsche Bank AG, New York Branch (“Deutsche NY”). In connection with the Second Deutsche Repurchase Agreement, SPT Rosslyn transferred assets to Deutsche NY, with such transfer providing access to repurchase borrowings of up to $117.4 million. Interest on these borrowings accrues at a pricing rate equal to one-month LIBOR plus a margin of between 3.5% and 5.0%, depending on the loan-to-value. If an event of default (as such term is defined in the Second Deutsche Repurchase Agreement) occurs and is continuing, amounts borrowed may become due and payable immediately and interest accrues at the default rate, which is equal to the pricing rate plus 5.0%. The Company has guaranteed certain of the obligations of SPT Rosslyn under the Second Deutsche Repurchase Agreement. The facility was paid down in full simultaneously with a loan payoff during May 2012. The facility expired as scheduled in May 2012.

On December 30, 2011, Starwood Property Mortgage Sub-5, L.L.C. (“SPM Sub-5”) and Starwood Property Mortgage Sub-5-A, L.L.C. (“SPM Sub-5-A”), our indirect wholly-owned subsidiaries, entered into a fourth Master Repurchase and Securities Contract with Wells Fargo (the “Fourth Wells Repurchase Agreement”). The Fourth Wells Repurchase Agreement provides for advances up to $206.1 million and is secured by a loan portfolio of 23 separate commercial mortgage loans. As of June 30, 2012, advances under the Fourth Wells Repurchase Agreement accrued interest at one-month LIBOR plus a pricing margin of 2.75%. The availability of additional advances, as well as the pricing margin on all outstanding borrowings at any given time, is determined by the current operating cash flows and fair values of the underlying collateral, both in relation to the existing collateral loan receivable balances outstanding, and all as approved by Wells Fargo. The overall term of the Fourth Wells Repurchase Agreement is three years, with two one-year conditional extensions. As of June 30, 2012, SPM Sub-5-A had borrowed $206.1 million under this facility and the carrying value of the pledged collateral was $274.7 million. At closing, we paid a 0.50% commitment fee based upon the total committed proceeds. If the overall facility is extended beginning in December 2014, we would pay a 0.25% extension fee for each year. The Company guarantees 60% of the currently outstanding repurchase price for all purchased assets; however, the Company guarantees 100% of the outstanding balance of any individual repurchase transaction involving a collateral property with operating cash flows that at any time is less than 15% of the related collateral loan receivable balance.

On March 6, 2012, Starwood Property Mortgage Sub-7, LLC (“SPM Sub-7”), our indirect wholly-owned subsidiary, entered into a Master Repurchase Agreement with Goldman Sachs International (the “Second Goldman Repurchase Agreement”).  At closing, we borrowed $155.4 million under the Second Goldman Repurchase Agreement to finance the acquisition of $222.8 million in senior debt securities that are expected to mature on November 15, 2015.  The senior debt securities were issued by certain special purpose entities that were formed to hold substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties.  Advances under the Second Goldman Repurchase Agreement accrue interest at a per annum rate of one-month LIBOR plus a spread of 2.90%.  The maturity date of the Second Goldman Repurchase Agreement is August 15, 2015.  The carrying value of the collateral senior debt securities was $208.0 million and the amount outstanding under the facility was $152.8 million at June 30, 2012.

On March 26, 2012, Starwood Property Mortgage Sub-6, LLC (“SPM Sub-6”) and Starwood Property Mortgage Sub-6-A (“SPM Sub-6-A”), our indirect wholly-owned subsidiaries, entered into a Master Repurchase Agreement with Citibank, N.A. (the “Citi Repurchase Agreement).  The Citi Repurchase Agreement provides for asset purchases of up to $125.0 million to finance commercial mortgage loans and senior interests in commercial mortgage loans originated or acquired by us and including loans and interests intended to be included in commercial mortgage loan securitizations as well as those not intended to be securitized.  Advances under the Citi Repurchase Agreement accrue interest at a per annum interest rate equal to the sum of (i) 30-day LIBOR plus (ii) a margin of between 1.75% and 3.75% depending on (A) asset type, (B) the amount advanced and (C) the debt yield and loan-to-value ratios of the purchased mortgage loan, provided that the aggregate weighted average interest rate shall not at any time be less than the sum of one-month LIBOR plus 2.25%.  The facility has an initial maturity date of March 29, 2014, subject to three one-year extension options, which may be exercised by us upon the satisfaction of certain conditions. We have guaranteed the obligations of our subsidiaries under the facility up to a maximum liability of 25% of the then-currently outstanding repurchase price of assets financed.  There were no borrowings under the Citi Repurchase Agreement as of June 30, 2012.

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

On December 3, 2010, SPT Real Estate Sub II, LLC (“SPT II”), our wholly-owned subsidiary, entered into a term loan credit agreement (the “BAML Credit Agreement”) with Bank of America, N.A. (“Bank of America”) as administrative agent and as lender, and us and certain of our subsidiaries as guarantors. The BAML Credit Agreement, amended and restated on March 9, 2012 (“Amended BAML Credit Agreement”), provides for loans of up to $244.4 million as of June 30, 2012. The initial draw under the BAML Credit Agreement in December 2010 was used, in part, to finance the acquisition of a $205.0 million participation (the “Participation”) in a senior secured loan due November 15, 2015 from Bank of America. The Participation was converted into a security in June 2011 and is due from certain special purpose entities that were formed to hold substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties.  In connection with the March 9, 2012 amendment, we borrowed an additional $81.0 million to partially finance the $125.0 million acquisition of additional participation interest in the senior secured loan.

Advances under the Amended BAML Credit Agreement accrue interest at a per annum rate based on LIBOR or a base rate, at the election of SPT II. The margin can vary between 2.35% and 2.50% over LIBOR, and between 1.35% and 1.50% over base rate, based on the performance of the underlying hospitality collateral. The initial maturity date of the Amended BAML Credit Agreement is November 30, 2014, subject to a 12 month extension option, exercisable by SPT II upon satisfaction of certain conditions set forth in the Amended BAML Credit Agreement. Bank of America retains the sole discretion, subject to certain conditions, over the market value of collateral assets for purposes of determining whether we are required to pay margin to Bank of America. As of June 30, 2012, $244.4 million was outstanding under the BAML Credit Agreement. The carrying value of the CMBS pledged as collateral under the Credit agreement was $370.4 million as of June 30, 2012. If an event of default (as such term is defined in the Amended BAML Credit Agreement) occurs and is continuing, amounts borrowed may become due and payable immediately and interest would accrue at an additional 2% per annum over the applicable rate.

The following table sets forth our five-year principal repayments schedule for the secured financings, assuming no defaults or expected extensions and excluding the collateralized debt obligation in securitization trust (amounts in thousands).   Our credit facilities generally require principal to be paid down prior to the facilities’ respective maturities if and when we receive principal payments on, or sell, the investment collateral that we have pledged.  The amount for the remainder of 2012 generally represents the principal repayments that are scheduled or otherwise expected to be received on our loan and MBS investments:

2012 (remaining)	$46,624
2013	490,826
2014	183,125
2015	344,813
2016 and thereafter	—
Total	$1,065,388

7. Loan Securitization/Sale Activities

During 2010, we participated in a commercial mortgage securitization which generated non-recourse match funded financing with an effective cost of funds of approximately 3.5%. We separated five mortgage loans with an aggregate face value of $178.0 million into senior and junior loans. We contributed the five senior loans, or A Notes (the “Contributed Loans”), with a face value of approximately $84.0 million to the securitization trust and received approximately $92.0 million in proceeds, while retaining $94.0 million of junior interests. The Contributed Loans are secured by office, retail and industrial properties and have remaining maturities between four and seven years. Each of the five Contributed Loans was either originated or acquired by us as part of a first mortgage loan. In connection with the securitization, two of the first mortgage loans were each split by us into an A Note and a B Note and three of the first mortgage loans had each been previously split into A Notes, B Notes and C Notes. The secured financing liability relates to two of the Contributed Loans that we securitized but did not qualify for sale treatment under GAAP.  As of June 30, 2012 and December 31, 2011, the balance of the loans pledged to the securitization trust was $50.3 million and $50.3 million, respectively, and the related liability of the securitization trust was $52.8 million and $53.2 million, respectively.

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

During the first quarter of 2012, we sold six loans with a carrying value of $122.7 million to an independent third party resulting in proceeds, net of financing repayments, of $40.6 million.  Control of the loans was surrendered in the loan transfer and it was therefore treated as a sale under GAAP, resulting in a realized gain of $9.4 million.  The net economic gain of this transaction, including a realized loss of $8.4 million on the termination of the corresponding interest rate hedge, was $1.0 million.  Additionally, we sold 50% of our Euro denominated loan to a strategic partner resulting in proceeds of $28.8 million and a realized loss of $2.1 million; however, this transaction was earnings neutral after considering the realized gains on the related currency hedges of $2.1 million that were terminated in connection with the sale.  We have no continuing involvement in the loans.

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

In connection with our repurchase agreements, we have entered into nine interest rate swaps that have been designated as cash flow hedges of the interest rate risk associated with forecasted interest payments. As of June 30, 2012, the aggregate notional of our interest rate swaps designated as cash flow hedges of interest rate risk totaled $341.0 million.  Under these agreements, we will pay fixed monthly coupons at fixed rates ranging from 0.557% to 2.228% of the notional amount to the counterparty and receive floating rate LIBOR. Our interest rate swaps designated as cash flow hedges of interest rate risk have maturities ranging from November 2012 to October 2018.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2012 we recorded $0 as hedge ineffectiveness in earnings.  During the three and six months ended June 30, 2011 we record $0 and $45 thousand, respectively, as hedge ineffectiveness in earnings, which is included in interest expense on the condensed consolidated statements of operations.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the associated variable-rate debt. Over the next twelve months, we estimate that an additional $1.8 million will be reclassified as an increase to interest expense.  We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of 76 months.

Non-designated Hedges

Derivatives not designated as hedges are derivatives that do not meet the criteria for hedge accounting under GAAP or for which we have not elected to designate as hedges.  We do not use these derivatives for speculative purposes but instead they are used to manage our exposure to foreign exchange rates, interest rate changes, and certain credit spreads.  Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in net (losses) gains on interest rate, currency or credit hedges in the condensed consolidated statements of operations.

During 2010, we entered into a series of forward contracts whereby we agree to sell an amount of GBP for agreed upon amounts of USD at various dates through October 2013.  These forward contracts were executed to economically fix the USD amounts of GBP-denominated cash flows expected to be received by us related to our GBP-denominated loan investment.  During 2011, we entered into a series of forward contracts whereby we agreed to sell an amount of EUR for an agreed upon amount of USD at various dates through June of 2014.  These forward contracts were executed to economically fix the USD amount of EUR-denominated cash flows expected to be received by us related to our mezzanine loan in Germany.  During the three months ended March 31, 2012, we terminated a portion of our contracts to sell EUR.  The purpose of the terminations was to reduce the amount of EUR we were to sell at future dates as a result of the refinancing of our EUR-denominated loan investment.  During the three months ended March 31, 2012, we entered into positions to buy GBP for an agreed upon amount of USD at various dates through 2013 to fix the future value of our losses on pre-existing GBP forward positions.  We also entered into a new series of forward contracts whereby we agreed to sell GBP for an agreed upon amount of USD at various dates through March 2016.

As of June 30, 2012, we had 16 foreign exchange forward derivatives to sell GBP with a total notional amount of GBP 185.2 million, 8 foreign exchange forward derivatives to buy GBP with a total notional amount of GBP 97.3 million and 9 foreign exchange forward derivatives to sell EUR with a total notional of EUR 28.2 million that were not designated as hedges in qualifying hedging relationships.

During 2010 and 2011, we entered into several interest rate swaps that were not designated as hedges.  Under these remaining agreements, we pay fixed coupons at fixed rates ranging from 0.716% to 2.505% of the notional amount to the counterparty and receive floating rate LIBOR.  These interest rate swaps are used to limit the price exposure of certain assets due to changes in benchmark USD-LIBOR swap rates from which the pricing of these assets is derived.  As of June 30, 2012, the aggregate notional amount of these five remaining interest rate swaps totaled $165.0 million. Changes in the fair value of these interest rate swaps are recorded directly in earnings.

In connection with our acquisition of a loan portfolio during the fourth quarter of 2011, we entered into nine interest rate swaps whereby we receive fixed coupons ranging from 2.86% to 6.28% of the notional amount and pay floating rate LIBOR.  We acquired these swaps at a cost of $7.5 million.  The premium paid reflects the fact that these swaps had above market rates which we receive.   These swaps effectively convert certain floating rate loans we acquired to fixed rate loans.  As of June 30, 2012, the aggregate notional amount of these swaps totaled $107.3 million. Changes in the fair value of these interest rate swaps are recorded directly in earnings.

During the six months ended June 30, 2011 we entered into a series of derivatives that are intended to hedge against increases in market credit spreads of CMBS.  Such movements would have a negative impact on the proceeds we expect to receive from contributing loans into commercial mortgage loan securitizations.  The aggregate notional amount of the derivatives was $153.0 million and they matured between July 2011 and December 2011.  Under the terms of the contract, a market credit spread index was defined at the contract’s inception by reference to a portfolio of specific independent CMBS.  To the extent the referenced credit spread index increases, our counterparty pays us.  To the extent the referenced credit spread index decreases, we pay our counterparty.  We pay/receive approximately every 30 days based upon the movement in the referenced index during such period.  The net gain from inception of the hedge through June 30, 2011 was $2.4 million and we were due $2.7 million as of June 30, 2011.  As movements in the referenced index were settled each month, the $2.7 million receivable as of June 30, 2011 is considered to be a reasonable estimate of the contract’s fair value as of that date. There were no credit hedges in place during the six months ended June 30, 2012.

The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of June 30, 2012 and December 31, 2011 (amounts in thousands).

Tabular Disclosure of Fair Values of Derivative Instruments (amounts in thousands)

	Derivatives in an Asset Position				Derivatives in a Liability Position
	As of June 30, 2012		As of December 31, 2011		As of June 30, 2012		As of December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps	Derivative Assets	$—	N/A	$—	Derivative Liabilities	$2,632	Derivative Liabilities	$1,420
Total derivatives designated as hedging instruments		$—		$—		$2,632		$1,420
Derivatives not designated as hedging instruments
Interest rate swaps	Derivative Assets	$6,318	Derivative Assets	$7,555	Derivative Liabilities	$1,947	Derivative Liabilities	$11,342
Foreign exchange contracts	Derivative Assets	3,477	Derivative Assets	5,261	Derivative Liabilities	10,254	Derivative Liabilities	6,890
Total derivatives not designated as hedging instruments		$9,795		$12,816		$12,201		$18,232

Cash flow hedges impact for the three months ended June 30, 2012 (amounts in thousands):

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate Swaps	$1,623	Interest Expense	$664	Interest Expense	$—

Cash flow hedges impact for the three months ended June 30, 2011 (amounts in thousands):

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of gain recognized in income on derivative (ineffective portion)	Amount of gain recognized in income on derivative (ineffective portion)
Interest Rate Swaps	$1,183	Interest Expense	$619	Interest Expense	$—

Cash flow hedges impact for the six months ended June 30, 2012 (amounts in thousands):

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate Swaps	$2,463	Interest Expense	$1,251	Interest Expense	$—

Cash flow hedges impact for the six months ended June 30, 2011 (amounts in thousands):

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of gain recognized in income on derivative (ineffective portion)	Amount of gain recognized in income on derivative (ineffective portion)
Interest Rate Swaps	$1,215	Interest Expense	$1,203	Interest Expense	$45

Non-Designated derivatives impact for the three months ended June 30, 2012 and June 30, 2011 (amounts in thousands):

Derivatives Not Designated	Location of Gain/(Loss) Recognized in Income on	Amount of Gain/(Loss) Recognized in Income on Derivative
as Hedging Instruments	Derivative	2012	2011
Interest Rate Swaps — Realized losses	Gains (losses) on interest rate hedges	$(196)	$(2,003)
Interest Rate Swaps — Net change in unrealized gains (losses)	Gains (losses) on interest rate hedges	$289	$(5,918)
Foreign Exchange — Realized losses	Gains (losses) on currency hedges	$(51)	$(130)
Foreign Exchange — Net change in unrealized gains (losses)	Gains (losses) on currency hedges	$3,426	$(2,113)
Credit Spread Derivative— Realized losses	Gains (losses) on credit spread hedges	$—	$(728)
Credit Spread Derivative— Net change in unrealized gains	Gains (losses) on credit spread hedges	$—	$2,628

Non-Designated derivatives impact for the six months ended June 30, 2012 and June 30, 2011 (amounts in thousands):

Derivatives Not Designated	Location of Gain/(Loss) Recognized in Income on	Amount of Gain/(Loss) Recognized in Income on Derivative
as Hedging Instruments	Derivative	2012	2011
Interest Rate Swaps — Realized losses	Gains (losses) on interest rate hedges	$(9,409)	$(2,581)
Interest Rate Swaps — Net change in unrealized gains (losses)	Gains (losses) on interest rate hedges	$10,068	$(4,230)
Foreign Exchange — Realized gains (losses)	Gains (losses) on currency hedges	$2,265	$(206)
Foreign Exchange — Net change in unrealized losses	Gains (losses) on currency hedges	$(5,147)	$(6,029)
Credit Spread Derivative— Realized losses	Gains (losses) on credit spread hedges	$—	$(970)
Credit Spread Derivative— Net change in unrealized gains	Gains (losses) on credit spread hedges	$—	$2,441

Credit-risk-related Contingent Features

We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including defaults where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. We also have certain agreements that contain provisions where if our ratio of principal amount of indebtedness to total assets at any time exceeds 75%, then we could be declared in default of our derivative obligations.

As of June 30, 2012 the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $12.5 million. As of June 30, 2012, we have received collateral of $6.9 million related to these agreements. If we had breached any of these provisions at June 30, 2012, we could have been required to settle our obligations under the agreements at their termination liability value of $12.5 million.

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

Base Management Fee.    The base management fee is 1.5% of our stockholders’ equity per annum and is calculated and payable quarterly in arrears in cash. For purposes of calculating the management fee, our stockholders’ equity means: (a) the sum of (1) the net proceeds from all issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (2) our retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (b) any amount that we pay to repurchase our common stock since inception. It also excludes (1) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, and (2) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, in each case after discussions between our Manager and our independent directors and approval by a majority of our independent directors. As a result, our stockholders’ equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown in our condensed consolidated financial statements.

For the three and six months ended June 30, 2012 approximately $8.1 million and $14.8 million was incurred for base management fees, respectively, of which $8.1 million was payable at June 30, 2012.  For the three and six months ended June 30, 2011, approximately $5.8 million and $10.9 million was incurred for base management fees, respectively. The management fee payable as December 31, 2011 was $6.7 million.

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

Core Earnings is a non-GAAP financial measure. We calculate Core Earnings as GAAP net income (loss) excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization of real estate (to the extent that we own properties), and any unrealized gains, losses or other non-cash items recorded in net income for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount is adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash adjustments, in each case after discussions between our Manager and our independent directors and as approved by a majority of our independent directors.

For the three and six months ended June 30, 2012, we incurred approximately $0.6 million and $5.4 million in incentive fee.  During the quarter ended June 30, 2012, we paid the manager $2.8 million of the incentive fee earned, 50% in cash and the remaining 50% in stock through the issuance of 70,220 shares of common stock at a price of $19.76 per share.  As of June 30, 2012, the incentive fee payable was $2.6 million, which is included in related party payable in the condensed consolidated balance sheet. For the three and six months ended June 30, 2011, we incurred approximately $0.4 million and $0.8 million in incentive fee.  During the quarter ended June, 30, 2011, we paid the manager $0.4 million of the incentive fee earned, 50% in cash and the remaining 50% in stock through the issuance of 9,021 shares of common stock at a price of $22.08 per share.

Expense Reimbursement.    We are required to reimburse our Manager for operating expenses incurred by our Manager on our behalf.  In addition, pursuant to the terms of the Management Agreement, we are required to reimburse our Manager for the cost of legal, tax, consulting, auditing and other similar services rendered for us by our Manager’s personnel provided that such costs are no greater than those that would be payable if the services were provided by an independent third party. The expense reimbursement is not subject to any dollar limitations but is subject to review by our independent directors. For the three and six months ended June 30, 2012, approximately $1.3 million and $2.9 million were incurred, respectively, for executive compensation and other reimbursable expenses of which approximately $1.1 was payable as of June 30, 2012.  For the three and six months ended June 30, 2011, approximately $1.0 million and $1.8 million were incurred, respectively, for executive compensation and other reimbursable expenses of which approximately $0.7 million was payable as of June 30, 2011.

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

Loan Investments

In April 2011 we purchased a $35 million pari passu participation interest (the “Participation Interest”) in a $75million subordinate loan (the “Mammoth Loan”) from an independent third party and a syndicate of financial institutions and other entities acting as subordinate lenders to Mammoth Mountain Ski Area, LLC (“Mammoth”). Mammoth is a single-purpose, bankruptcy remote entity that is owned and controlled by Starwood Global Opportunity Fund VII-A, L.P., Starwood Global Opportunity Fund VII-B, L.P., Starwood U.S. Opportunity Fund VII-D, L.P. and Starwood U.S. Opportunity Fund VII-D-2, L.P. (collectively, the “Sponsors”). Each of the Sponsors is indirectly wholly-owned by Starwood Capital Group Global I, L.L.C., and an affiliate of our Chief Executive Officer. The Mammoth Loan was approved by our non-executive directors in accordance with our related party transaction policy.  The Mammoth Loan has a term of up to six years and an interest rate of 14.0% through April 2014 and 13.25% thereafter. We acquired our Participation Interest in the Mammoth Loan from an independent third party and own such Participation Interest subject to a participation agreement between us and the independent third party (the “Participation Agreement”). The Participation Agreement provides for the payment to us, on a pro rata basis with an independent third party, of customary payments in respect of our Participation Interest and affords us customary voting, approval and consent rights so long as no event of default is continuing under the Mammoth Loan.

See Note 15 to the condensed consolidated financial statements for disclosure of a related party loan investment that closed subsequent to June 30, 2012.

10. Stockholders’ Equity

The Company’s authorized capital stock consists of 100,000,000 shares of preferred stock, $0.01 par value per share, and 500,000,000 shares of common stock, $0.01 par value per share.

In May 2011, we completed another follow-on offering of 22,000,000 shares of our common stock at a price of $21.67 per share.

In April 2012, we completed another follow-on offering of 23,000,000 shares of our common stock at a price of $19.88 per share.

In June 2012 we entered into an ATM Equity Offering Sales Agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated, or the agent, relating to our shares of common stock.  In accordance with the terms of the agreement, we may offer and sell shares of our common stock having an aggregate gross sales price of up to $250,000,000 from time to time through the agent, as our sales agent. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices.  Through August 6, 2012, we had not directed our sales agent to sell any shares.

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

In August 2011, our board of directors authorized us to repurchase up to $100 million of our outstanding common shares over a one-year period.  Purchases made pursuant to the program are to be made in either the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are determined by us and are subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time.  Through December 31, 2011, we purchased 625,850 common shares on the open market at an aggregate cost of approximately $10.6 million, resulting in a weighted average share cost of $17.00. No additional shares were purchased during the six months ended June 30, 2012.

Our board of directors declared the following dividends in 2011 and 2012:

Ex-Dividend Date	Record Date	Announce Date	Pay Date	Amount	Frequency
6/27/2012	6/29/2012	5/8/2012	7/13/2012	$0.44	Quarterly
3/28/2012	3/30/2012	2/29/2012	4/13/2012	$0.44	Quarterly
12/28/2011	12/31/2011	11/4/2011	1/13/2012	$0.44	Quarterly
9/28/2011	9/30/2011	8/2/2011	10/14/2011	$0.44	Quarterly
6/28/2011	6/30/2011	5/10/2011	7/15/2011	$0.44	Quarterly
3/29/2011	3/31/2011	3/1/2011	4/15/2011	$0.42	Quarterly

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

We granted each of our four independent directors 2,200 shares of restricted stock concurrently with our IPO, with a total fair value of approximately $175 thousand. The grants vest ratably in three annual installments on each of the first, second, and third anniversaries of the grant date, respectively, subject to the director’s continued service. Effective August 19, 2010, we granted each of our four independent directors an additional 1,000 shares of restricted stock, with a total fair value of approximately $75 thousand. The grants vested in one annual installment on the first anniversary of the grant.  Effective August 19, 2011, we granted each of our four independent directors an additional 2,877 shares of restricted stock, with a total fair value of approximately $200 thousand. The grant will vest in one annual installment on the first anniversary of the grant, subject to the director’s continued service.  For the three and six months ended June 30, 2012, approximately $64 thousand and $129 thousand were included in general and administrative expense, respectively, related to the grants.  For the three and six months ended June 30, 2011, approximately $33 thousand and $66 thousand were included in general and administrative expense, respectively, related to the grants.

In August 2009, we granted 1,037,500 restricted stock units with a fair value of approximately $20.8 million at the grant date to our Manager under the Manager Equity Plan. The grants vest ratably in quarterly installments over three years beginning on October 1, 2009, with 86,458 shares vesting each quarter, respectively. In connection with the supplemental equity offering in December 2010, we granted 1,075,000 restricted stock units with a fair value of approximately $21.8 million at the grant date to our Manager under the Manager Equity Plan. The grants vest ratably in quarterly installments over three years beginning on March 31, 2011, with 89,583 shares vesting each quarter. In May 2012, we granted 30,000 restricted stock units with a fair value of $602 thousand to the manager under the manager Equity Plan.  As of the grant date, 75% of these shares vested and the remaining shares vest in quarterly installments at a rate of 8.33% per quarter beginning on June 30, 2012.  For the three and six months ended June 30, 2012, approximately 201,041 and 377,082 shares have vested, respectively, and approximately $4.2 million and $7.8 million has been included in management fees related to these grants, respectively.  For the three and six months ended June 30, 2011, approximately 176,041 and 352,082 shares have vested, respectively, and approximately $3.5 million and $7.3 million has been included in management fees related to these grants, respectively.

In May 2011, we issued 9,021 shares of common stock to the Manager at a price of $22.08 per share. In August 2011, we issued 54,234 shares of common stock to the Manager at a price of $18.58 per share.  In May 2012, we issued 70,220 shares of common stock to the Manager at a price of $19.76. These shares were issued to the Manager as part of the incentive compensation due to the Manager under the Management Agreement, see Note 9.

In February 2011, we granted 11,082 restricted stock units with a fair value of $250 thousand to an employee under the Starwood Property Trust, Inc. Equity Plan.  The award vests ratably in quarterly installments over three years beginning on March 31, 2011.  In March 2012, we granted 17,500 restricted stock units with a fair value of $368 thousand to employees under the Starwood Property Trust, Inc. Equity Plan.  Of the total award, 12,500 restricted shares vest in quarterly installments over three years beginning on March 31, 2012 and 5,000 shares vest in annual installments over three years beginning on December 31, 2012.  For the three and six months ended June 30, 2012, 1,965 and 3,930 shares, respectively, have vested, and approximately $51 thousand and $103 thousand, respectively, was included in general and administrative expense related to these grants.  For the three and six months ended June 30, 2011, 923 and 1,847 shares have vested, respectively, and approximately $21 thousand and $29 thousand, respectively, was included in general and administrative expense related to these grants.

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants to Independent Directors	Restricted Stock Unit Grants to Employees	Restricted Stock Unit Grants to Manager	Total
Balance as of December 31, 2011	15,175	7,385	976,044	998,604
Granted	—	17,500	30,000	47,500
Vested	(733)	(3,930)	(377,082)	(381,745)
Forfeited	—	—	—	—
Balance as of June 30, 2012	14,442	20,955	628,962	664,359

Vesting Schedule

	Restricted Stock Grants to Independent Directors	Restricted Stock Unit Grants to Employees	Restricted Stock Unit Grants to Manager	Total
2012 (remainder of)	13,708	5,597	270,629	289,934
2013	734	9,527	358,333	368,594
2014	—	5,831	—	5,831
Total	14,442	20,955	628,962	664,359

11. Accumulated Other Comprehensive Income

Accumulated other comprehensive income is comprised of the following, net of non-controlling interests in consolidated subsidiaries (amounts in thousands):

	June 30, 2012	June 30, 2011
Cumulative unrealized gain on available-for-sale securities	$14,919	$7,073
Effective portion of cumulative loss on cash flow hedges	(2,632)	(1,594)
Total	$12,287	$5,479

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

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Net income attributable to Starwood Property Trust, Inc.	$44,490	$94,649
Net (loss) allocated to participating securities	(352)	(715)
Numerator for basic and diluted net income per share	$44,138	$93,934
Basic weighted average shares outstanding	111,291,656	102,262,407
Weighted average number of diluted shares outstanding(1)	112,183,695	103,234,258
Basic income per share	$0.40	$0.92
Diluted income per share	$0.40	$0.92

(1)         The weighted average number of diluted shares outstanding includes the impact of (i) unvested restricted stock units totaling 664,359 and 1,347,229 as of June 30, 2012 and June 30, 2011, respectively, and (ii) 53,056 and 38,591 shares that would be hypothetically issuable as part of the incentive fee payable to the Manager if we assume that June 30, 2012 and June 30, 2011 was the end of the measurement period, respectively.

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
Net income attributable to Starwood Property Trust, Inc.	$32,424	$63,871
Net (loss) allocated to participating securities	(584)	(1,290)
Numerator for basic and diluted net income per share	$31,840	$62,581
Basic weighted average shares outstanding	82,078,525	76,606,442
Weighted average number of diluted shares outstanding(1)	83,639,365	78,252,582
Basic income per share	$0.40	$0.83
Diluted income per share	$0.39	$0.82

(1)         The weighted average number of diluted shares outstanding includes the impact of (i) unvested restricted stock units totaling 664,359 and 1,347,229 as of June 30, 2012 and June 30, 2011, respectively, and (ii) 53,056 and 38,591 shares that would be hypothetically issuable as part of the incentive fee payable to the Manager if we assume that June 30, 2012 and June 30, 2011 was the end of the measurement period, respectively.

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

We determine the fair value of our financial instruments as follows:

Available-for-sale debt securities

Available-for-sale debt securities are valued utilizing observable and unobservable market inputs. The observable market inputs may include recent transactions, broker quotes and vendor prices (“market data”). However, to the extent there is material price dispersion amongst the market data, the fair value determination for these securities significantly utilizes unobservable inputs in discounted cash flow models including prepayments, default and severity estimates based on the recent performance of the collateral, the underlying collateral characteristics, industry trends, as well as expectations of macro-economic events (e.g. housing price curves, interest rate curves, etc.). At each measurement date, we consider both the observable and unobservable valuation inputs in the determination of fair value, as applicable, and securities are classified as level III when unobservable inputs have the most significant impact.

Available-for-sale equity securities

The available-for-sale equity securities are publicly registered in the United States and listed on the New York Stock Exchange.

Derivatives

The valuation of derivative contracts are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, spot and market forward points. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair value of the foreign currency forward contracts is based on interest differentials between the currencies being traded, spot and market forward points.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. As of June 30, 2012 and December 31, 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.

Loans

We estimate the fair values of our loans by using market prices, when available, or discounting their expected cash flows at a rate we estimate would be demanded by the market participants that would be most likely to buy our loans. The expected cash flows used are the same as those used to calculate our level yield income in the financial statements.

The following table presents our financial instruments carried at fair value on a recurring basis in the condensed consolidated balance sheet as of June 30, 2012 (amounts in thousands):

	Fair Value at Reporting Date Using Inputs:
	June 30, 2012
	Total	Level I	Level II	Level III
Available-for-sale debt securities:
RMBS	$233,456			$233,456
CMBS	675,049		$675,049
Total available-for-sale debt securities	908,505	—	675,049	233,456
Available-for-sale equity securities:
Real estate industry	11,470	$11,470
Total available-for-sale equity securities	11,470	11,470
Total available-for-sale securities	919,975	11,470	675,049	233,456
Derivative Assets:
Foreign exchange contracts	3,477		3,477
Interest rate contracts	6,318		6,318
Derivatives Liabilities:
Interest rate contracts	(4,579)		(4,579)
Foreign exchange contracts	(10,254)		(10,254)
Total derivatives	(5,038)	—	(5,038)	—
Total	$914,937	$11,470	$670,011	$233,456

The changes in investments classified as Level III are as follows for the three months ended June 30, 2012 (amounts in thousands):

Fair Value Measurements Using Significant Unobservable Inputs

(Level III)

	Loans held-for-sale, at fair value	MBS available- for-sale, at fair value	Total
Beginning balance, March 31, 2012	$—	$157,186	$157,186
Purchases	—	107,619	107,619
Originations	—	—	—
Transfer out	—	—	—
Sales	—	(16,624)	(16,624)
Maturities	—	—	—
Principal amortization	—	(17,229)	(17,229)
Net decrease in assets	—	73,766	73,766
Gain (loss) amounts from Level III investments:
Unrealized (loss) gain on assets	—	(2,801)	(2,801)
Realized gain on assets	—	2,913	2,913
Accretion of discount	—	3,788	3,788
OTTI	—	(1,396)	(1,396)
Other	—	—	—
Net gain on assets	—	2,504	2,504
Ending balance, as of June 30, 2012	$—	$233,456	$233,456

The changes in investments classified as Level III are as follows for the six months ended June 30, 2012 (amounts in thousands):

Fair Value Measurements Using Significant Unobservable Inputs

(Level III)

	Loans held-for-sale, at fair value	MBS available- for-sale, at fair value	Total
Beginning balance, January 1, 2012	$128,593	$341,734	$470,327
Purchases	—	107,619	107,619
Originations	—	—	—
Transfer out	—	(176,786)	(176,786)
Sales	(132,128)	(16,624)	(148,752)
Maturities	—	—	—
Principal amortization	(122)	(33,768)	(33,890)
Net decrease in assets	(132,250)	(119,559)	(251,809)
Gain (loss) amounts from Level III investments:
Unrealized (loss) gain on assets	(5,760)	3,796	(1,964)
Realized gain on assets	9,417	2,913	12,330
Accretion of discount	—	6,624	6,624
OTTI	—	(2,052)	(2,052)
Other	—	—	—
Net gain on assets	3,657	11,281	14,938
Ending balance, as of June 30, 2012	$—	$233,456	$233,456

Due to an increase in the observable, relevant market activity for the CMBS investment position that we owned as of January 1, 2012, we transferred a $176,786 MBS investment from Level III to Level II during the three months ended March 31, 2012.

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

The changes in investments classified as Level III and carried at fair value are as follows for the year ended December 31, 2011 (amounts in thousands):

	Loans held-for-sale, at fair value	MBS available- for-sale, at fair value	Total
Beginning balance, January 1, 2011	$144,163	$—	$144,163
Purchases	—	115,795	115,795
Originations	270,066	—	270,066
Transfer in	(7,000)	282,763	275,763
Sales	(294,126)	(3,600)	(297,726)
Maturities	—	(15,408)	(15,408)
Principal amortization	(252)	(36,562)	(36,814)
Net increase on assets	(31,312)	342,988	311,676
Gain (loss) on loans held-for-sale, at fair value:
Unrealized gain on assets	5,760	(7,961)	(2,201)
Realized gain on assets	10,314	249	10,563
Accretion of discount	—	10,730	10,730
OTTI	—	(4,272)	(4,272)
Other	(332)	—	(332)
Net gain on assets	15,742	(1,254)	14,488
Ending balance, as of December 31, 2011	$128,593	$341,734	$470,327

The following table presents the fair value of our Level III financial instruments, not carried at fair value on the condensed consolidated balance sheet (amounts in thousands):

	Carrying Value as of June 30, 2012	Fair Value as of June 30, 2012	Carrying Value as of December 31, 2011	Fair Value as of December 31, 2011
Financial Instruments not carried at Fair Value:
Loans held for investment	$2,170,532	$2,231,753	$2,268,599	$2,308,300
Loans held in securitization trust	$50,294	$50,613	$50,316	$50,958
Other Investments	$32,615	$32,615	$33,110	$33,110
Financial Liabilities:
Secured financing agreements	$1,065,388	$1,065,920	$1,103,517	$1,104,612
Collateralized debt obligation in securitization trust	$52,752	$52,971	$53,199	$53,199

The following is quantitative information about significant unobservable inputs in our Level III Measurements (dollar amounts in thousands):

Quantitative Information about Level III Fair Value Measurements

	Fair Value at June 30, 2012	Valuation Technique	Unobservable Input	Range
RMBS		Discounted cash flow	Constant prepayment rate	(0.6%) - 9.6%
			Constant default rate	2.3% - 18.5%
			Loss severity	38% - 102% (b)
			Delinquency Rate	5% - 63%
			Servicer Advances	10.29% - 100%
	$233,456		Annual Coupon Deterioration	0% - 0.32%
Loans held for investment	$2,232,116	Discounted cash flow	Projected cash flows (a) Discount rates	4.4% -16.3%
Loans held in securitization trust	$50,613	Discounted cash flow	Projected cash flows (a) Discount rates	5.2%
Other investments	$32,615	Discounted cash flow	Projected cash flows (a) Discount rates	9.5%
Secured financing agreements	$1,065,920	Discounted cash flow	Projected cash flows (a) Discount rates	2.4% - 6.5%
Collateralized debt obligation in securitization trust	$52,971	Discounted cash flow	Projected cash flows (a) Discount rates	3.5%

(a)          As of June 30, 2012, management expects to collect all amounts contractually due.

(b)         85% of the portfolio falls within a range of 40-85%.

14. Commitments and Contingencies

As described in Note 5, as of June 30, 2012, we have unfunded commitments totaling $1.7 million related to an investment.

As of June 30, 2012, we had future funding commitments on 14 loans totaling $116.1 million.  The funding commitments relate primarily to development, leasing commissions and tenant improvements to the extent new leases on the underlying collateral are signed.

Management is not aware of any other contractual obligations, legal proceedings, or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on our financial statements.

15. Subsequent Events

On July 3, 2012, Starwood Property Mortgage Sub-9, L.L.C. (“SPM Sub-9”) and Starwood Property Mortgage Sub-9-A, L.L.C. (“SPM Sub-9-A”), our indirect wholly-owned subsidiaries, entered into a Purchase and Repurchase Agreement and Securities Contract (“One West Repurchase Agreement”) with One West Bank, FSB (“One West”).  At closing, SPM Sub-9 transferred loan investments to One West in exchange for a $78.3 million advance.  Borrowings under the One West Repurchase Agreement accrue interest at a pricing rate of one-month LIBOR plus a margin of 3.0%.  In the event a default (as such term is defined in the One West Repurchase Agreement) occurs and is continuing, amounts borrowed may become due and payable immediately and interest accrues at the default rate, which is equal to the pricing rate plus 5.0%.  The initial maturity date of the facility is July 3, 2015 with two one-year extension options, subject to certain conditions.

On July 6, 2012, we originated a $51.5 million first mortgage collateralized by three hotels located in North Carolina, New Jersey, and Virginia.  The loan is comprised of an A-note and B-note and bears interest at 1M LIBOR plus a blended spread of 6.0% with a 6.5% blended rate floor.  The initial term is two years with three one year extensions.

On July 20, 2012, we purchased a 50% undivided participation interest (the “Participation Interest”) in a EUR-denominated mezzanine loan for $67.1 million (“Le Méridien Loan”) from an independent third party.  The borrower is Starman Luxembourg Holdings S.À R.L. (“Holdings”), an entity that indirectly owns and operates a portfolio of hotels in France and Germany.  Holdings is owned 50% by an independent third party and 50% by several private investment funds previously sponsored by Starwood Capital Group Global I, L.L.C., an affiliate of our Manager.  The Méridien Loan has an initial term of two years with an option to extend for an additional year, subject to certain conditions, an interest rate of 12.5%, an upfront fee of 2.0% and a prepayment fee of 1.0%.  We acquired the Participation Interest from an independent third party and own the Participation Interest subject to a participation agreement between us and the independent third party (the “Participation Agreement”). The Participation Agreement provides for the payment to us, on a pro rata basis with an independent third party, of customary payments in respect of our Participation Interest and affords us customary voting, approval and consent rights.

On August 3, 2012, Starwood Property Mortgage Sub-10, LLC (“SPM Sub-10”) and Starwood Property Mortgage Sub-10A (“SPM Sub 10-A”), our indirect wholly-owned subsidiaries, jointly entered into a $250,000,000 Senior Secured Revolving Credit Facility arranged by Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”).  Lender participants in the facility include Bank of America, Citibank, Barclays Bank PLC, Deutsche Bank Trust Company Americas, Goldman Sachs Bank USA, and Stifel Bank & Trust.  The facility matures 364 days from closing, may be extended from time to time, provided the aggregate tenor shall not exceed 4 years.  Outstanding borrowings under the facility will be priced at LIBOR + 325 bps, with an unused fee of 30 to 35 bps per annum depending upon the usage of the facility.  The facility will be used primarily to finance our purchase or origination of commercial mortgage loans for the time period between transaction closing and the time in which a financing of the loan can be closed with one of our existing secured warehouse facilities or the loan is sold/syndicated in whole or in part.  The term of financing provided under the facility for any individual loan is limited in most instances to the lesser of six months or the maturity of the facility.  The facility will be secured by each loan for which financing has been provided as well as a no less than $500,000,000 in market value of additional preapproved unencumbered senior, subordinate, and mezzanine loan assets.  The facility is full recourse to us.

On August 2, 2012 our board of directors declared a dividend of $0.44 per share for the third quarter of 2012, which is payable on October 15, 2012 to common stockholders of record on September 28, 2012.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the information included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

Starwood Property Trust, Inc. (together with its subsidiaries, “we” or the “Company”) is a Maryland corporation that commenced operations on August 17, 2009 upon completion of our initial public offering. We are focused on originating, investing in, financing and managing commercial mortgage loans and other commercial real estate debt investments, commercial mortgage-backed securities (“CMBS”), and other commercial real estate-related debt investments. We also invest in residential mortgage-backed securities (“RMBS”) and residential REO, and may invest in distressed or non-performing loans, commercial properties subject to net leases and residential mortgage loans. We collectively refer to commercial mortgage loans, other commercial real estate debt investments, CMBS, and other commercial real estate-related debt investments as our target assets. As market conditions change over time, we may adjust our strategy to take advantage of changes in interest rates and credit spreads as well as economic and credit conditions. We believe that the diversification of our portfolio of assets, our expertise among the target asset classes, and the flexibility of our strategy will position us to generate attractive risk-adjusted returns for our stockholders in a variety of assets and market conditions.

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

Recent Developments

The significant developments during 2012 include the following:

Three months ended March 31, 2012

•                  Sold 50% of our Euro-denominated loan to a strategic partner, which resulted in proceeds of $28.8 million and a realized loss of $2.1 million. However, the transactions were earnings neutral after considering the realized gains on currency hedges of $2.1 million that were terminated in connection with the sale.

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

•                  We, through certain of our subsidiaries, entered into a new $125.0 million financing facility with an affiliate of Citigroup Global Markets Inc., to finance commercial mortgage loans and senior interests in commercial mortgage loans originated or acquired by us and including loans and interests intended to be included in commercial mortgage loan securitizations as well as those not intended to be securitized. Advances under the facility accrue interest at a per annum interest rate equal to the sum of (i) 30-day LIBOR plus (ii) a margin of between 1.75% and 3.75% depending on (A) asset type, (B) the amount advanced and (C) the debt yield and loan-to-value ratios of the purchased mortgage loan. The facility has an initial maturity date of March 29, 2014, subject to three one-year extension options, which may be exercised by us upon the satisfaction of certain conditions. We have guaranteed the obligations of our subsidiaries under the facility up to a maximum liability of 25% of the then-currently outstanding repurchase price of assets financed there under. The facility and related guarantee contain various affirmative and negative covenants applicable to us that are similar in nature to covenants contained in our other financing agreements.

•                  On February 29, 2012, our board of directors declared a dividend of $0.44 per share for the first quarter of 2012, which was payable on April 13, 2012 to shareholders of record on March 30, 2012.

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

Three months ended June 30, 2012

•                  In April 2012, we acquired $75.6 million of CMBS at a discounted price of $70.7 million, where the obligors are certain special purpose entities that were formed to hold substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties.  The acquisition was partially financed using a $49.3 million increase in a financing facility previously provided by the seller.

•                  In April 2012, we sold 20,000,000 shares of common stock at a net price of $19.88 per share, resulting in gross proceeds of $397.7 million. On April 30, 2012, the underwriters exercised their option to purchase 3,000,000 additional shares of common stock at $19.88 per share, resulting in additional gross proceeds of $59.6 million.

•                  In May 2012, we originated a $73.0 million junior mezzanine loan, of which $45.0 million was initially funded, collateralized by a portfolio of six office buildings located in Rosslyn, Virginia.  The loan provides for up to $28.0 million in future funding for projected capital improvements and leasing costs.  Our junior mezzanine loan was co-originated with a $125.0 million first mortgage loan and a $40.0 million senior mezzanine loan, which were separately funded by third party lenders at closing.

•                  In May 2012, we originated a $170.0 million first mortgage loan on two Class B office buildings located in the SoHo district of Midtown Manhattan. Collectively known as One SoHo Square, the two properties located at 161 Avenue of the Americas and 233 Spring Street comprise over 600,000 square feet of office and retail space, which is currently 96% occupied. The first mortgage loan had an initial funding of $135.0 million, with $35.0 million available for future advances to pay for tenant improvements, leasing commissions and redevelopment costs.

•                  In May 2012 we originated an $11.6 million first mortgage loan collateralized by a collection of office, retail and parking properties in downtown San Diego, California.

•                  On May 8, 2012, our board of directors declared a dividend of $0.44 per share for the second quarter of 2012, which was payable on July 13, 2012 to common stockholders of record as of June 30, 2012.

•                  On May 24 and June 28, 2012 we acquired 226 and 26 residential real estate owned (“REO”) properties from a major bank at a cost of $24.5 million and $2.8 million, respectively.  Most of the properties were vacant at acquisition, and we are actively preparing the properties to be either rented or sold, as applicable.  From the date of acquisition through June 30, 2012, we incurred approximately $0.3 million in costs of getting the properties ready for their intended use, and such costs were added to our investment basis.

•                  In June 2012, we originated of a $30.0 million mezzanine loan collateralized by an office building in Philadelphia, Pennsylvania.

•                  During the second quarter 2012 we acquired $173.0 million of RMBS (face value) at a $65.2 million discount.

Subsequent to June 30, 2012:

•                  On July 3, 2012, we entered into a Purchase and Repurchase Agreement and Securities Contract (“Onewest Repurchase Agreement”) with Onewest Bank, FSB (“Onewest”).  At closing, we transferred loan investments to Onewest in exchange for a $78.3 million advance.  Borrowings under the Onewest Repurchase Agreement accrue interest at a pricing rate of one-month LIBOR plus a margin of 3.0%.  In the event a default (as such term is defined in the Onewest Repurchase Agreement) occurs and is continuing, amounts borrowed may become due and payable immediately and interest accrues at the default rate, which is equal to the pricing rate plus 5.0%.  The initial maturity date of the facility is July 3, 2015 with two one-year extension options, subject to certain conditions.

•                  On July 6, 2012, we originated a $51.5 million first mortgage collateralized by three hotels located in North Carolina, New Jersey, and Virginia.  The A-note bears interest at one-month LIBOR plus a spread of 3.50% with a 0.50% LIBOR floor and the B-note bears interest at one-month LIBOR plus a spread of 11.83% with a 0.50% LIBOR floor. The initial term for both notes is two years, with three one-year extension options.

•                  On July 20, 2012, we purchased a 50% undivided participation interest (the “Participation Interest”) in a EUR-denominated mezzanine loan for $67.1 million (“Le Méridien Loan”) from an independent third party.  The borrower is Starman Luxembourg Holdings S.À R.L. (“Holdings”), an entity that indirectly owns and operates a portfolio of hotels in France and Germany.  Holdings is owned 50% by an independent third party and 50% by several private investment funds that were previously sponsored by Starwood Capital Group Global I, L.L.C., an affiliate of our Manager.  The Le Méridien Loan has an initial term of two years with an option to extend for an additional year, subject to certain conditions, an interest rate of 12.5%, an upfront fee of 2.0% and a prepayment fee of 1.0%.  We acquired the Participation Interest from an independent third party and own the Participation Interest subject to a participation agreement between us and the independent third party (the “Participation Agreement”). The Participation Agreement provides for the payment to us, on a pro rata basis with an independent third party, of customary payments in respect of our Participation Interest and affords us customary voting, approval and consent rights.

•      On August 3, 2012, Starwood Property Mortgage Sub-10, LLC (“SPM Sub-10”) and Starwood Property Mortgage Sub-10A (“SPM Sub 10-A”), our indirect wholly-owned subsidiaries, jointly entered into a $250,000,000 Senior Secured Revolving Credit Facility arranged by Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”).  Lender participants in the facility include Bank of America, Citibank, Barclays Bank PLC, Deutsche Bank Trust Company Americas, Goldman Sachs Bank USA, and Stifel Bank & Trust.  The facility matures 364 days from closing, and may be extended from time to time, provided the aggregate tenor shall not exceed four years.  Outstanding borrowings under the facility will be priced at LIBOR + 325 bps, with an unused fee of 30 to 35 bps per annum depending upon the usage of the facility.  The facility will be used primarily to finance our purchase or origination of commercial mortgage loans for the time period between transaction closing and the time in which a financing of the loan can be closed with one of our existing secured warehouse facilities or the loan is sold/syndicated in whole or in part.  The term of financing provided under the facility for any individual loan is limited in most instances to the lesser of six months or the maturity of the facility.  The facility will be secured by each loan for which financing has been provided as well at least $500,000,000 in market value of additional preapproved unencumbered senior, subordinate, and mezzanine loan assets.  The facility is full recourse to us.

•                  On August 2, 2012, our board of directors declared a dividend of $0.44 per share for the third quarter of 2012, which is payable on October 15, 2012 to common stockholders of record on September 28, 2012.

Our investment portfolio was comprised of the following at June 30, 2012 (dollar amounts in thousands):

	Property Type	Carrying Value	Face Amount	% Owned	Financing	Net Investment	Vintage
Loan Originations	Assorted	$1,316,132	$1,320,969	100%	$223,772	$1,092,360	2009-2012
Loan Acquisitions	Assorted	904,694	983,736	100%	368,915	535,779	1989-2012
CMBS	Assorted	675,049	703,108	100%	397,134	277,915	2010-2012
RMBS	Residential	233,456	380,784	100%	128,319	105,137	2003-2007
Other Investments	Assorted	71,753	71,753	93%	—	71,753	N/A
		$3,201,084	$3,460,350		$1,118,140	$2,082,944

Our total investment portfolio, excluding other investments, has the following characteristics based on carrying values:

Collateral Property Type	As of June 30, 2012	As of December 31, 2011
Hospitality	48.2%	39.9%
Office	19.2	20.1
Retail	15.7	21.0
Residential	7.6	5.9
Industrial	3.4	3.8
Mixed Use	3.3	5.6
Multi-family	2.1	3.3
Other	0.5	0.4
	100.0%	100.0%

Geographic Location	As of June 30, 2012	As of December 31, 2011
West	26.0%	23.5%
Northeast	20.4	12.5
Southeast	17.7	19.0
Mid-Atlantic	13.8	19.7
Midwest	10.9	12.9
International	6.7	7.6
Southwest	4.5	4.8
	100.0%	100.0%

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

Recent Accounting Pronouncements

In December 2011, the FASB issued amended guidance which will enhance disclosures required by GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. We will be required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, by providing the disclosures required by those amendments retrospectively for all comparative periods presented. We are in the process of evaluating the impact that this guidance will have on our financial statement disclosures.

Results of Operations

Net income attributable to Starwood Property Trust, Inc. for the three and six months ended June 30, 2012 was approximately $44.5 million and $94.6 million, respectively, or $0.40 and $0.92 per weighted average share of basic and diluted common stock, respectively, up from $32.4 million and $63.9 million, respectively, or $0.40 and $0.83 per weighted average share of basic common stock ($0.39 and $0.82 diluted), respectively for the same periods in 2011. For the three and six months ended June 30, 2012, net interest margin increased by approximately $17.3 million and $51.0 million from the prior comparable periods, resulting from increases in interest income of $20.7 million and $58.9 million, respectively, and increases in interest expense of $3.4 million and $7.9 million, respectively. The increase in net interest margin is primarily due to increased investment activity and the prepayment of our GBP-denominated loan during the three months ended March 31, 2012, which resulted in $13.1 million of accelerated discount accretion. From June 30, 2011 to June 30, 2012 other investments increased $27.4 million, MBS securities increased by $568.1 million and investments in loans decreased $226.7 million. The increase in interest expense resulted from borrowings under the three new financing facilities entered into since June 30, 2011.  As of June 30, 2012, the weighted average cost of the secured financings was 3.6%, including the impact of interest rate hedges.

For the three and six months ended June 30, 2012, non-investment expenses increased by $3.9 million and $11.4 million, respectively, from the same periods in 2011. The year over year period increases were due to increases (decreases) in the base management fee of $2.2 million and $3.9 million, respectively, stock compensation expense of $0.7 million and ($0.5 million), respectively, investment pursuit costs of $0.7 million and $1.5 million, respectively, and general and administrative expenses of ($29 thousand) and $0.9 million, respectively, and the accrued incentive fee of $0.3 million and $4.6 million, respectively. The increase in the base management fee was due primarily to our supplemental equity raises in May 2011 with net proceeds of $475.9 million and April 2012 with net proceeds of $456.4 million. The increase in the incentive fee was primarily attributable to the prepayment of our GBP denominated loan, resulting in $13.1 million of accelerated accretion of the purchase discount.  In May 2012, the Manager was granted an additional 30,000 restricted stock units, resulting in higher stock compensation expense in the subsequent periods. Lastly, the increase in general and administrative expense is primarily attributed to increased professional fees, such as legal, audit and consulting, in connection with growing the investment portfolio.

For the three and six months ended June 30, 2012, we had realized gains (losses) from the sale of investments of $2.8 million and $10.1 million, respectively, of which ($0.1 million) and $7.2 million, respectively, related to the sale of loans and $2.9 million and $2.9 million, respectively related to the sale of MBS securities.  The gain on sale of loans primarily related to the sale of our loans held-for-sale and partial sale of our EUR-denominated loan, refer to Note 7 of the condensed consolidated financial statements for more information on loan sales and securitization activity. The gain on sale of MBS securities related to RMBS sales.  For the three and six months ended June 30, 2011, we had realized gains from the sale of investments of $7.8 million and $ 15.9 million, respectively, of which $4.3 million and $10.5 million, respectively, related to the sale of MBS securities and $3.5 million and $5.4 million, respectively, related to the sale of loans.  For the three and six months ended June 30, 2012, we had net gains (losses) on currency hedges of $3.4 million and ($2.9 million), respectively, compared to net losses of ($2.2 million) and ($6.2 million), respectively, from the prior comparable periods.  For the three and six months ended June 30, 2012, we had unrealized foreign currency remeasurement losses of ($3.3 million) and ($4.4 million), respectively, compared to unrealized foreign currency remeasurement gains of $1.2 million and $5.2 million, respectively, from the prior comparable periods.  The fluctuation in the currency hedge and foreign currency remeasurement gains and losses year over year was primarily due to the weakening of the Euro relative to the USD. Additionally, the pre-payment of our GBP denominated loan resulted in effective currency hedge losses of $10.0 million and realized foreign currency remeasurement gains of $9.1 million.  The partial sale of our EUR denominated loan resulted in realized gains on foreign currency hedges of $2.1 million.  For the three and six months ended June 30, 2012, we had net gains on interest rate hedges of $0.1 million and 0.7 million, compared to net losses on interest rate hedges of ($7.9 million) and ($6.8 million), respectively, from the comparable prior periods.  The majority of the losses on interest rate hedges for the three months ended June 30, 2011 related to our available-for-sale loan portfolio.  We had no credit hedges for the three and six months ended June 30, 2012, compared to net gains on credit hedges of $1.9 million and $1.5 million, respectively, from the prior comparable periods.  The net change in unrealized loss on loans was $0 and ($5.8 million), respectively, for the three and six months ended June 30, 2012, compared to net change in unrealized gain on loans of $5.8 million and $9.0 million, respectively, from the prior comparable periods.  For the three and six months ended June 30, 2012, we had OTTI charges related to our RMBS securities of ($1.4 million) and ($2.1 million), respectively,  compared to ($1.3 million) and ($1.7 million), respectively,  from the prior comparable periods.  Lastly, income from other investments was $1.5 million and $2.3 million, respectively, for the three and six months ended June 30, 2012, compared to $0.7 million and $0.4 million, respectively, from the prior comparable periods.

The reported and diluted per share amounts of our interest margin and expenses for the three months ended June 30, 2012 and 2011 were as follows (amounts in thousands except per share data):

	For the three month period ended June 30
	2012		2011
	Reported Amount	Per Diluted Share	Reported Amount	Per Diluted Share
Net interest margin:
Cash coupon received from loans	$46,038	$0.41	$34,074	$0.41
Constant yield adjustments on loans(1)	7,702	0.07	6,973	0.08
Cash coupon received from mortgage-backed securities (“MBS”)	6,264	0.06	3,021	0.04
Constant yield adjustments on mortgage-backed securities(2)	8,880	0.08	4,100	0.05
Cash interest expense	(8,698)	(0.08)	(5,554)	(0.07)
Amortization of debt issuance costs	(1,765)	(0.02)	(1,487)	(0.02)
Net interest margin	58,421	0.52	41,127	0.49
Expenses:
Base management fee	8,071	0.07	5,842	0.07
Management incentive fee	596	0.01	320	0.00
Stock compensation - Manager	4,180	0.04	3,501	0.04
Total management fees	12,847	0.12	9,664	0.12
Transaction and dead deal costs	1,254	0.01	531	0.01
General and administrative	2,731	0.02	2,760	0.03
Total expenses	16,832	0.16	12,955	0.15
Income before other income (expenses) and income taxes	$41,589	$0.37	$28,172	$0.34

(1)          Represents the aggregate adjustments necessary to recognize income from loans on a constant yield basis, which is comprised primarily of discount accretion, but also includes the amortization of loan fees and costs.

(2)          Represents the aggregate adjustments necessary to recognize income from MBS on a constant yield basis, which is comprised primarily of discount accretion.

The reported and diluted per share amounts of our interest margin and expenses for the six months ended June 30, 2012 and 2011 were as follows (amounts in thousands except per share data):

	For the six month period ended June 30
	2012		2011
	Reported Amount	Per Diluted Share	Reported Amount	Per Diluted Share
Net interest margin:
Cash coupon received from loans	$93,493	$0.91	$62,094	$0.79
Constant yield adjustments on loans(1)	29,324	0.28	11,670	0.15
Cash coupon received from mortgage-backed securities (“MBS”)	9,323	0.09	6,640	0.08
Constant yield adjustments on mortgage-backed securities(2)	14,496	0.14	7,341	0.09
Cash interest expense	(18,971)	(0.18)	(12,074)	(0.15)
Amortization of debt issuance costs	(3,344)	(0.03)	(2,328)	(0.03)
Net interest margin	124,321	1.20	73,343	0.94
Expenses:
Base management fee	14,799	0.14	10,918	0.14
Management incentive fee	5,386	0.05	746	0.01
Stock compensation - Manager	7,829	0.08	7,345	0.09
Total management fees	28,014	0.27	19,010	0.24
Transaction and dead deal costs	2,115	0.02	619	0.01
General and administrative	5,754	0.05	4,864	0.06
Total expenses	35,883	0.34	24,493	0.31
Income before other income (expenses) and income taxes	$88,438	$0.86	$48,850	$0.62

(1)          Represents the aggregate adjustments necessary to recognize income from loans on a constant yield basis, which is comprised primarily of discount accretion, but also includes the amortization of loan fees and costs.

(2)          Represents the aggregate adjustments necessary to recognize income from MBS on a constant yield basis, which is comprised primarily of discount accretion.

The overall increase in net interest margin per diluted share for the three and six months ended June 30, 2012 over the comparable periods in the prior year was due to the deployment of more capital throughout the second half of 2011 and year-to-date 2012, and the early repayment of our GBP-denominated loan, which resulted in net additional net interest margin income of $13.1 million.   Management fees for the three and six months ended June 30, 2012 increased from the same periods in the prior year due to the increase in core earnings per share, which resulted primarily from the early repayment of our GBP-denominated loan as mentioned above.  Acquisition and investment pursuit costs per diluted share increased during the second quarter of 2012 when compared to the second quarter of 2011 due to the increased transaction volume.  General and administrative expenses per diluted share for the three and six months ended June 30, 2012 were down slightly from the prior period as our overhead has not increased in direct proportion to our increase in size.

Cash Flows

Cash and cash equivalents increased by $78.8 million from December 31, 2011.  The increase resulted from cash provided from operating activities of $190.7 million and cash provided from financing activities of $331.9 million, offset by cash used in investing activities of $443.8 million.

The primary drivers of the cash generated from operations were cash income from loans and MBS of $102.8 million and proceeds from the sale of our loans held-for-sale.  For the six months ended June 30, 2012, cash income from loans was $93.5 million and cash income from MBS was $9.3 million, increases from the prior comparable period of $62.1 million and $6.6 million, respectively.  The increase in cash income was primarily due to our growing investment portfolio and continued deployment of capital from the same period last year.  In March 2012, we sold our remaining held-for-sale loans into a securitization for gross cash proceeds of $132.0 million and had two partial sales of our EUR denominated loan, which resulted in a net realized gain of $7.2 million.

Net cash used in investing activities primarily related to the origination and purchase of loans and the purchase of MBS, net of loan and security principal repayments.  For the six months ended June 30, 2012, we purchased or originated $444.1 million of loans, purchased $479.9 million of MBS and had $418.9 million of loans mature.  For the six months ended June 30, 2011, we purchased or originated $921.9 million of loans, purchased 92.6 million of MBS, had $100.0 million of loans mature and sold $283.8 million of MBS resulting in a realized gain of $10.3 million.

Net cash used in financing activities primarily related to the borrowings and repayments under our secured financing arrangements, payment of dividends and proceeds from common stock equity offerings.  For the six months ended June 30, 2012, we borrowed $798.1 million and repaid $836.2 million under our secured financing arrangements, paid $82.8 million in dividends to our shareholders and generated $456.7 million in net proceeds from our April 2012 common stock offering.  For the six months ended June 30, 2011, we borrowed $778.8 million and repaid $631.8 million under our secured financing arrangements, paid $59.6 million in dividends to our shareholders, generated $475.6 million in net proceeds from our May 2011 common stock offering and paid $27.2 million in deferred offering costs from our IPO.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet our cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make new investments where appropriate, pay any dividends to our stockholders, and other general business needs. We closely monitor our liquidity position and believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations for at least the next 12 months. Our primary sources of liquidity are as follows:

Cash Generated from Operating the Business, Including Repayments

Cash from operations is generally comprised of interest income from our investments, net of any associated financing expense, principal repayments from our investments and proceeds from the sale of investments, net of any associated financing repayments, and changes in working capital balances.

Cash and Cash Equivalents

As of June 30, 2012, we had cash and cash equivalents of $192.8 million.

Potential Liquidation of Certain RMBS and CMBS Positions

We regularly make certain investments in CMBS and RMBS. Our CMBS includes a $578.5 million investment in senior securities that were not rated, that are secured by substantially all of the assets of a worldwide operator of hotels, resorts, and timeshare properties, and which had an estimated loan-to-value ratio as of June 30, 2012 in the range of 39% - 44%. The remaining $97 million CMBS investment position is rated BB+. We have restricted our RMBS investments to an amount that at all times is no greater than 10% of our total assets. Expected durations on our RMBS are generally 5 years or less and we have engaged a third party manager who specializes in RMBS to assist us in managing this portfolio. As of June 30, 2012, our investments in RMBS and CMBS are classified as available-for-sale and had a fair value of $230.3 million and $675.0 million, respectively.

Borrowings under Various Financing Arrangements

We utilize a variety of financing arrangements to finance certain assets. We generally utilize four types of financing arrangements:

1)                   Repurchase Agreements:  Repurchase agreements effectively allow us to borrow against loans and securities that we own. Under these agreements, we sell our loans and securities to a counterparty and agree to repurchase the same loans and securities from the counterparty at a price equal to the original sales price plus an interest factor. The counterparty retains the sole discretion over both whether to purchase the loan and security from us and, subject to certain conditions, the market value of such loan or security for purposes of determining whether we are required to pay margin to the counterparty. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, we would be required to repay any amounts borrowed in excess of the product of (i) the revised market value multiplied by (ii) the applicable advance rate. During the term of a repurchase agreement, we receive the principal and interest on the related loans and securities and pay interest to the counterparty. As of June 30, 2012, we had various repurchase agreements, with details referenced in the table provided below.

2)                   Bank Credit Facilities:  We use bank credit facilities (including term loans and revolving facilities) to finance our assets. These financings may be collateralized or non-collateralized and may involve one or more lenders. Credit facilities typically have maturities ranging from two to five years and may accrue interest at either fixed or floating rates. As of June 30, 2012, we have one bank credit facility as described in the table provided below.

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

Summary of Financing Facilities as of June 30, 2012 (dollar amounts in thousands):

	Wells Fargo I	Wells Fargo II	Goldman Sachs	Bank of America	Wells Fargo III	Wells Fargo IV	Goldman Sachs II	Citibank
Facility Type	Repurchase	Repurchase	Repurchase	Bank Credit Facility	Repurchase	Repurchase	Repurchase	Repurchase
Revolver	No	Yes	Yes	No	Yes	No	No	Yes
Eligible Assets	Identified Loans	Identified Loans	Identified Loans	Single Borrower Secured Note	Identified RMBS	Identified Loans	Single Borrower Secured Note	Identified Loans
Initial Maturity	May-13	Aug-13	Dec-12	Nov-14	Mar-13	Dec-14	Aug-15	Mar-14
Extended Maturity (a)	N/A	Aug-15	N/A	Nov-15	N/A	Dec-16	N/A	Mar-17
Pricing	LIBOR + 3%	LIBOR + 1.75% to 6%	LIBOR +1.95% to 2.25%	LIBOR + 2.35% to 2.5%	LIBOR + 2.10%	LIBOR + 2.75%	LIBOR + 2.90%	LIBOR + 1.75% to 3.75%
Minimum Loss to Trigger a Margin Call	(b)	(b)	(e)	$0	$250,000	(h)	$2,000	(i)
Maximum Advance Rate on Collateral	(c)	75%	80%	(c)	(d)	(d)	(c)	75%
Pledged Asset Carrying Value	$105,182	$826,303	$0	$370,449	$210,493	$274,694	$208,001	$0
Maximum Facility Size	$69,428	$550,000	$150,000	$244,392	$175,000	$206,139	$152,742	$125,000
Outstanding Balance	$69,428	$264,368	$0	$244,392	$128,319	$206,139	$152,742	$0
Approved but Undrawn Capacity (f)	$0	$212,087	$0	$0	$0	$0	$0	$0
Unallocated Financing Amount (g)	$0	$73,545	$150,000	$0	$46,681	$0	$0	$125,000

(a)                                 Subject to certain conditions as defined in facility agreement.

(b)                                 35 bps of aggregate outstanding principal amount.

(c)                                  Effectively not applicable as of June 30, 2012 as there was no longer any borrowing capacity available.

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

(i)                                     Margin may be called if the market value of all purchased assets is less than 99.5% of the sum of each asset’s initial purchase price divided by its approved advance rate.

Summary of Total Financing Facility Ending Balances as of June 30, 2012 (amounts in thousands):

Aggregate Pledged Asset Carrying Value	$1,995,122
Aggregate Maximum Facility Size	$1,672,701
Less: Aggregate Outstanding Balance	$(1,065,388)
Aggregate Undrawn Capacity	$607,313
Aggregate Approved but Undrawn Capacity	$212,087

Variance between Average and Quarter-End Credit Facility Borrowings Outstanding

The following table compares the average amount of repurchase transactions outstanding during the quarter and the amount of repurchase transactions outstanding as of the end of each quarter, together with an explanation of significant variances:

Quarter Ended	Quarter-End Balance (in 000’s)	Weighted-Average Balance During Quarter (in 000’s)	Variance (in 000’s)	Explanations for Significant Variances
March 31, 2012	$1,308,860	$1,270,300	$38,559	(a)
June 30, 2012	$1,065,388	$1,074,612	$(9,224)	(b)

(a)          Variance is primarily due to the following transactions:  (i) paydown of $92.1 million under the Goldman Repurchase Agreement on March 29, 2012 using proceeds from the sale of 6 conduit loans; (ii) $81.0 million draw under the BAML Credit Agreement in mid-March 2012 in conjunction with the closing of a $125.0 million participation in a senior loan; (iii)  A draw of $112.0 million was made under the Second Deustche Repurchase Agreement was made on December 27, 2011 to provide liquidity for the acquisition of a separate portfolio of loans for $333.0 million, which closed on December 30, 2011. $70.0 million was repaid under the Second Deutsche Repurchase Agreement in March 2012 after the loans were approved for financing under the Fourth Wells Repurchase Agreement in Q1 2012; (iv) $88.0 million additional draw on the Fourth Wells Repurchase Agreement to leverage a $333.0 million portfolio of loans that closed on December 30, 2011 where the majority of loans were approved for financing in Q1 2012; and (v) $155.4 million draw under the Second Goldman Repurchase Agreement in the beginning of February in conjunction with the acquisition of $222.8 million of CMBS.

(b)         Variance is primarily due to the following transactions:  (i) paydown of $38.5 million under the Wells Repurchase Agreement in early June 2012 using proceeds from the prepayment of 4 loans in the TIAA portfolio; (ii) various draws and repayments during the quarter under the Second Wells Repurchase Agreement in anticipation of multiple loan closings; (iii) additional draw of $55.1 million under the Third Wells Repurchase Agreement to lever the RMBS acquired during the quarter; (iv) paydown of $92.0 million in under the Second Deustche Repurchase Agreement using proceeds from the equity offering in April 2012, subsequent draw of $45.0 million in early May 2012 in anticipation of the REO pool acquisition, and repayment of $50.3 million in conjunction with the payoff of the loan pledged under the facility in early May 2012; and (v) paydown of $24.5 million under the Fourth Wells Repurchase Agreement in conjunction with the prepayment of 3 loans during May and June of 2012.

Quarter Ended	Quarter-End Balance (in 000’s)	Weighted-Average Balance During Quarter (in 000’s)	Variance (in 000’s)	Explanations for Significant Variances
March 31, 2011	$804,558	$679,616	$124,942	(c)
June 30, 2011	$697,668	$733,743	$(36,075)	(d)

(c)          Variance is primarily due to the following transactions:  (i) approximately $207.6 million drawn under the Second Wells Repurchase Agreement in March 2011 related to five loans that were pledged, (ii) pay-down of $12.3 million in late March 2011 using proceeds from sales of TALF securities; and (iii) $78.4 million initially drawn under the Third Wells Repurchase Agreement in mid-March 2011, of which $40.0 million was repaid at the end of March 2011 using excess proceeds from third party asset sales.

(d)         Variance is primarily due to the following transactions: (i) repayment of $158.9 million in debt concurrent with CMBS sales under the TALF financing in late June 2011; (ii) repayment of $70 million on the facility upon maturity of 10 loans under the Wells Repurchase Agreement in early April 2011; and (iii) draws of $83.9 million on the Goldman line related to six conduit loans in mid-late June of 2011.

Scheduled Principal Repayments on Investments

The following scheduled and/or projected principal repayments on our investments were based upon the amounts outstanding and contractual terms of the financing facilities in effect as of June 30, 2012 (amounts in thousands):

	Scheduled Principal Repayments on Loans	Scheduled/Projected Principal Repayments on RMBS and CMBS	Projected Required Repayments of Financing	Total Scheduled Principal Repayments, net of financing
Third Quarter 2012	$56,721	$20,565	$(34,676)	$42,610
Fourth Quarter 2012	13,965	19,480	(11,948)	21,497
First Quarter 2013 (1)	117,170	19,554	(66,738)	69,986
Second Quarter 2013	89,571	19,062	(61,071)	47,562
Total	$277,427	$78,661	$(174,433)	$181,655

(1)          Excludes financing repayment of $128.3 million related to the Wells Fargo III financing facility, which is scheduled to mature in March 2013.  We expect to extend the facility or otherwise refinance the RMBS.

Other Potential Sources of Financing

In the future, we may also use other sources of financing to fund the acquisition of our target assets, including other secured as well as unsecured forms of borrowing. We may also seek to raise further equity capital or issue debt securities in order to fund our future investments.

Leverage Policies

We employ leverage, to the extent available, to both fund the acquisition of new investments and meet our return objectives, each within the context of our overall risk management strategy. Leverage can be either direct by utilizing private third party financing, or indirect through originating, acquiring, or retaining subordinated mortgages, B-notes, subordinated loan participations or mezzanine loans. Although the type of leverage we deploy is dependent on the underlying asset that is being financed, we intend when possible to utilize leverage whose maturity is equal to or greater than the maturity of the underlying asset. In addition, we intend to mitigate the impact of potential future interest rate increases on our borrowings through utilization of hedging instruments, primarily interest rate swap agreements.

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

Contractual Obligations and Commitments

Contractual obligations as of June 30, 2012 are as follows (amounts in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Secured financings, including interest payable (1)	$1,125,030	$330,669	$458,045	$336,316	$—
Liabilities of securitization trust	57,946	2,680	55,266	—	—
Loan funding obligations	116,145	52,689	50,622	12,834	—
Venture investment funding obligation	1,672	1,672	—	—	—
Total	$1,300,793	$387,710	$563,933	$349,150	$—

(1)          For borrowings with variable interest rates, we used the rates in effect as of June 30, 2012 to determine the future interest payment obligations.

The table above does not include amounts due under our Management Agreement or derivative agreements as those contracts do not have fixed or determinable payments. Refer to Notes 8 and 9 of the condensed consolidated financial statements for obligations related to these agreements.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2012, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities.

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

The Company’s board of directors declared the following dividends in 2011 and 2012:

Ex-Dividend Date	Record Date	Announce Date	Pay Date	Amount	Frequency
6/27/2012	6/29/2012	5/08/2012	7/13/2012	$0.44	Quarterly
3/28/2012	3/30/2012	2/29/2012	4/13/2012	$0.44	Quarterly
12/28/2011	12/31/2011	11/4/2011	1/13/2012	$0.44	Quarterly
9/28/2011	9/30/2011	8/2/2011	10/14/2011	$0.44	Quarterly
6/28/2011	6/30/2011	5/10/2011	7/15/2011	$0.44	Quarterly
3/29/2011	3/31/2011	3/1/2011	4/15/2011	$0.42	Quarterly

On August 2, 2012, our board of directors declared a dividend of $0.44 per share of common stock for the quarter ending September 30, 2012. The dividend is payable on October 15, 2012 to common stockholders of record on September 28, 2012.

Non-GAAP Financial Measures

Core Earnings is a non-GAAP financial measure. We calculate Core Earnings as GAAP net income (loss) excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization of real estate (to the extent that we own properties), any unrealized gains, losses or other non-cash items recorded in net income for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount is adjusted to exclude one-time events pursuant to changes in GAAP and certain other certain other non-cash adjustments, in each case after discussions between our Manager and our independent directors and as approved by a majority of our independent directors.

We believe that Core Earnings provides an additional measure of our core operating performance by eliminating the impact of certain non-cash expenses and facilitating a comparison of our financial results to those of other comparable REITs with fewer or no non-cash charges and comparison of our own operating results from period to period. Our management uses Core Earnings in this way, and also uses Core Earnings to compute the incentive fee due under our Management Agreement. We believe that our investors also use Core Earnings or a comparable supplemental performance measure to evaluate and compare our performance to our peers, and as such we believe that the disclosure of Core Earnings is useful to (and expected by) our investors.

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

Our Core Earnings for the three and six months ended June 30, 2012 were approximately $50.0 million and $105.0 million, or $0.45 and $1.02 per diluted weighted average share, respectively. The table below provides a reconciliation of net income to Core Earnings for this period:

June 30, 2012 Reconciliation of Net Income to Core Earnings (amounts in thousands except per share data):

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Reported Amount	Per Diluted Share	Reported Amount	Per Diluted Share
Net income attributable to Starwood Property Trust, Inc.	$44,490	$0.40	$94,649	$0.92
Unrealized loss on loans held-for-sale at fair value	—	—	5,760	0.06
Unrealized gain on interest rate hedges	(289)	(0.00)	(10,068)	(0.10)
Other-than-temporary impairment	1,396	0.01	2,052	0.02
Unrealized foreign currency loss	3,334	0.03	4,359	0.04
Unrealized (gain) loss on currency hedges	(3,426)	(0.03)	5,147	0.05
Management incentive fee	596	0.00	5,386	0.05
Non-cash stock-based compensation	4,296	0.04	8,060	0.08
Realized other-than-temporary impairment for sold securities	(105)	(0.00)	(105)	(0.00)
Loss from effective hedge termination	(249)	(0.00)	(10,238)	(0.10)
Core Earnings	$50,043	$0.45	$105,002	$1.02

Effective beginning in the first quarter 2012, we slightly modified the definition of Core Earnings to allow for management to make adjustments, subject in each case to the approval of a majority of the independent directors, to Core Earnings that should be made in non-standard situations if and when they arise in order for us to calculate such earnings in a manner consistent with the objective of the measure.  During the first quarter 2012, we had such a situation.  In February 2012, our GBP-denominated loan prepaid.  At the time the loan was originally closed, we had hedged our exposure to fluctuations in the GBP/USD exchange rate through a series of foreign exchange forward contracts.  Under these derivative contracts, we sold GBP to our counterparty in exchange for USD (at a fixed exchange rate) on scheduled dates and at specified notional amounts that corresponded to the dates on which we expected to receive GBP-denominated interest and principal payments on our loan investment.  As a result of the loan being prepaid in February 2012, the foreign exchange forward contracts were no longer necessary hedges.  At that time, the hedge contracts were in a loss position to us of approximately $10 million.  In the process of negotiating the termination of the contracts, management was able to lock-in the amount of the loss by entering into new derivative contracts with a separate counterparty that had the same maturity dates and notional amounts, but wherein we would sell USD in exchange for GBP (offsetting positions).  We executed this structure as opposed to liquidating the original contracts as it was more cost effective.  However, because the original contracts remain in place, the loss has not been “realized” as that term is defined in GAAP.  As a result, while we have effectively locked-in the loss, it would not have been deducted in Core Earnings as previously defined.  Therefore, we have modified the definition of Core Earnings to allow for adjustments in non-standard situations such as this, provided that we obtain the approval for any such adjustments from a majority of our independent directors.

Our Core Earnings for the three and six months ended June 30, 2011 were approximately $36.1 million and $67.5 million, or $0.43 and $0.86 per diluted weighted average share, respectively. The table below provides a reconciliation of net income to Core Earnings for this period:

June 30, 2011 Reconciliation of Net Income to Core Earnings (amounts in thousands except per share data):

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Reported Amount	Per Diluted Share	Reported Amount	Per Diluted Share
Net income attributable to Starwood Property Trust, Inc.	$32,424	$0.39	$63,871	0.82
Non-cash stock-based compensation	3,556	0.04	7,441	0.10
Unrealized foreign currency gain	(1,174)	(0.01)	(5,158)	(0.07)
Unrealized loss on derivatives	5403	0.06	7,819	0.10
Management incentive fee	320	0.00	746	0.00
Unrealized gain on loans held-for-sale at fair value	(5,767)	(0.07)	(8,954)	(0.11)
Other-than-temporary impairment	1,295	0.02	1,729	0.02
Core Earnings	$36,057	$0.43	$67,494	$0.86

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

Credit Risk

We are subject to varying degrees of credit risk in connection with our investments. We have exposure to credit risk on the loan assets and underlying mortgage loans in our non-Agency RMBS and CMBS portfolios as well as other assets. Our Manager seeks to manage credit risk by performing deep credit fundamental analysis of potential investments. Credit risk is also addressed through our Manager’s on-going surveillance, and investments are monitored for variance from expected prepayments, defaults, severities, losses and cash flow on a monthly basis.

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

At June 30, 2012, the S&P ratings of our RMBS portfolio were as follows (amounts in thousands):

S&P Rating	Carrying Value	Percentage
AA	3,762	1.6%
AA-	8,310	3.6%
A	1,147	0.5%
A-	3,314	1.4%
BBB+	218	0.1%
BBB	9,419	4.0%
BBB-	5,524	2.4%
BB+	7,106	3.0%
BB	2,421	1.0%
BB-	4,361	1.9%
B+	5,201	2.2%
B	3,195	1.4%
B-	19,894	8.5%
CCC	126,572	54.3%
CC	5,910	2.5%
D	13,321	5.7%
NR	13,781	5.9%
Total RMBS	$233,456	100.0%

As of June 30, 2012, $578 million of CMBS were not rated, which represented debt secured by substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties and which had an estimated loan-to-value ratio in the range of 39%-44% as of June 30, 2012. The remaining $96.6 CMBS investment position is rated BB+.

At December 31, 2011, the S&P ratings of our MBS portfolio were as follows (amounts in thousands):

S&P Rating	Carrying Value	Percentage
AA+	$86	0.1%
AA	1,223	0.7%
AA-	5,396	3.3%
A	4,835	2.9%
A-	3,376	2.0%
BBB+	5,558	3.4%
BBB	121	0.1%
BB+	4,513	2.7%
BB	3,987	2.4%
BB-	4,400	2.7%
B+	5,293	3.2%
B	5,405	3.3%
B-	9,110	5.5%
CCC	99,446	60.3%
CC	6,344	3.8%
D	3,583	2.2%
NR	2,272	1.4%
Total MBS	$341,734	100.0%

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we finance the acquisition and/or origination of our target assets through financings in the form of warehouse facilities, bank credit facilities (including term loans and revolving facilities), securitizations and repurchase agreements. We mitigate interest rate risk through the use of hedging instruments, primarily interest rate swap agreements. Interest rate swap agreements are utilized to hedge against future interest rate increases on our borrowings and potential adverse changes in the value of certain assets that result from interest rate changes.

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

Prepayment Risk

Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, causing the return on certain investments to be less than expected. As we receive prepayments of principal on our assets, any premiums paid on such assets are amortized against interest income. In general, an increase in prepayment rates accelerates the amortization of purchase premiums, thereby reducing the return earned on the assets. Conversely, discounts on such assets are accreted into interest income. In general, an increase in prepayment rates accelerates the accretion of purchase discounts, thereby increasing the return earned on the assets.

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

During 2010, we entered into a series of forward contracts whereby we agreed to sell an amount of GBP for an agreed-upon amount of USD at various dates through October 2013. These forward contracts were executed to fix the USD amount of GBP denominated cash flows we expect to receive from our GBP-denominated loan.  During the first quarter of 2012, the GBP-denominated loan was prepaid.  As a result of the loan being prepaid in February 2012, the foreign exchange forward contracts were no longer necessary hedges. At that time, the hedge contracts were in a loss position to us of approximately $10.0 million. In the process of negotiating the termination of the contracts, management was able to lock-in the amount of the loss by entering into new derivative contracts with a separate counterparty that had the same maturity dates and notional amounts, but wherein we would sell USD in exchange for GBP (offsetting positions). We executed this structure as opposed to liquidating the original contracts as it was more cost effective.  As of June 30, 2012, we had a $96.6 million GBP-denominated CMBS investment (using the June 30, 2012 spot rate of 1.5901). During the first three months of 2012, we entered into a series of forward contracts whereby we agreed to sell an amount of GBP for an agreed-upon amount of USD at various dates through March 2016. These forward contracts were executed to fix the USD amount of GBP-denominated cash flows we expect to receive from our GBP-denominated CMBS investment.  As of June 30, 2012, the GBP hedging strategies above resulted in 16 foreign exchange forward sales contracts with a total notional value of $294.6 million and 8 such foreign exchange forward purchase contracts with a total notional value of $154.8 million (using the June 30, 2012 spot rate of 1.5901).

As of June 30, 2012, we had a $27.9 million EUR-denominated loan investment (using the June 30, 2012 spot rate of 1.2667). During 2011, we entered into a series of forward contracts whereby we agree to sell an amount of EUR for an agreed upon amount of USD at various dates through June 2014. These forward contracts were executed to economically fix the USD amount of EUR-denominated cash flows expected to be received by us related to our mezzanine loan in Germany. As of June 30, 2012, we had 9 such foreign exchange forward contracts with a total notional value of USD $35.8 million (using the June 30, 2012 spot rate of 1.2667).

Real Estate

Commercial and residential mortgage assets are subject to volatility and may be adversely affected by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses.

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

Changes to Internal Control Over Financial Reporting.  No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the six-month period ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

Currently, no material legal proceedings are pending, threatened, or to our knowledge, contemplated against us.

Item 1A.    Risk Factors.

There have been no material changes to the risk factors previously disclosed in our Form 10-Q for the quarterly period endedMarch 31, 2012, which was filed with the SEC on May 8, 2012.

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

STARWOOD PROPERTY TRUST, INC.

Date: August 7, 2012	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht
Chief Executive Officer Principal Executive Officer

Date: August 7, 2012	By:	/s/ PERRY STEWART WARD
Perry Stewart Ward
Chief Financial Officer, Treasurer and Principal Financial Officer

Item 6.    Exhibits.

(a)          Index to Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description
10.1

Amendment No. 1 to Management Agreement, dated May 7, 2012, between Starwood Property Trust, Inc. and SPT Management, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 8, 2012.)

10.2

ATM Equity Offering Sales Agreement dated June 22, 2012, among Starwood Property Trust, Inc., SPT Management, LLC, and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on June 22, 2012.)

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