Form 10-Q
period 2012-09-30
STARWOOD PROPERTY TRUST, INC.
filed 2012-11-07
CIK 1465128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of November 6, 2012 was 135,290,351.

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

These forward-looking statements are based largely on our current beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors that may cause actual results to vary from our forward-looking statements include, but are not limited to:

•                  factors described in our Annual Report on Form 10-K for the year ended December 31, 2011 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012, including those set forth under the captions “Risk Factors” and “Business”;

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands, except share and per share data)

	As of September 30, 2012,	As of December 31, 2011,
Assets:
Cash and cash equivalents	$144,199	$114,027
Loans held for investment	2,580,789	2,268,599
Loans held-for-sale at fair value	—	128,593
Loans transferred as secured borrowings	86,021	50,316
Mortgage-backed securities, available-for-sale, at fair value	866,865	341,734
Other investments	75,750	44,379
Accrued interest receivable	18,314	15,176
Derivative assets	11,024	12,816
Other assets	22,385	21,807
Total Assets	$3,805,347	$2,997,447
Liabilities and Equity
Liabilities:
Accounts payable and accrued expenses	$8,869	$5,051
Related-party payable	12,545	8,348
Dividends payable	51,629	41,431
Derivative liabilities	25,591	19,652
Secured financing agreements, net	1,309,450	1,103,517
Loan transfer secured borrowings	88,268	53,199
Other liabilities	7,757	1,102
Total Liabilities	1,504,109	1,232,300
Commitments and contingencies (Note 14)
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, and 117,516,201 issued and 116,890,351 outstanding as of September 30, 2012 and 93,811,351 issued and 93,185,501 outstanding as of December 31, 2011	1,175	938
Additional paid-in capital	2,297,971	1,828,319
Treasury stock (625,850 shares as of September 30, 2012 and December 31, 2011, respectively)	(10,642)	(10,642)
Accumulated other comprehensive income (loss)	62,183	(3,998)
Accumulated deficit	(54,938)	(55,129)
Total Starwood Property Trust, Inc. Stockholders’ Equity	2,295,749	1,759,488
Non-controlling interests in consolidated subsidiaries	5,489	5,659
Total Equity	2,301,238	1,765,147
Total Liabilities and Equity	$3,805,347	$2,997,447

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net interest margin:
Interest income from mortgage-backed securities	$16,585	$6,195	$40,404	$20,176
Interest income from loans	56,261	51,879	179,078	125,643
Interest expense	(12,030)	(7,321)	(34,345)	(21,723)
Net interest margin	60,816	50,753	185,137	124,096
Expenses:
Management fees (including $4,097 and $2,922 for the three months ended September 30, 2012 and 2011 and $11,926 and $10,268 for the nine months ended September 30, 2012 and 2011 of non-cash stock-based compensation)	14,659	10,004	42,673	29,014
Acquisition and investment pursuit costs	622	1,201	2,737	1,820
General and administrative (including $139 and $69 for the three months ended September 30, 2012 and 2011 and $370 and $164 for the nine months ended September 30, 2012 and 2011 of non-cash stock-based compensation)	3,084	2,177	8,838	7,041
Total expenses	18,365	13,382	54,248	37,875
Income before other income (expense) and income taxes	42,451	37,371	130,889	86,221
Interest income from cash balances	66	63	180	326
Other income (expense)	621	975	2,923	1,422
Other-than-temporary impairment (“OTTI”), net of $61 and $435 recognized in other comprehensive income (loss) for the three months ended September 30, 2012 and 2011 and $2,854 and $435 for the nine months ended September 30, 2012 and 2011	(676)	(892)	(2,728)	(2,621)
Net gains on sales of investments	9,017	4,961	19,147	20,836
Net realized foreign currency gains (losses)	(337)	(61)	8,515	(63)
Net gains (losses) on currency derivatives	(7,510)	8,617	(10,392)	2,382
Net gains (losses) on interest rate derivatives	(51)	(19,171)	608	(25,982)
Net gains on credit derivatives	—	2,259	—	3,730
Net change in unrealized gains (losses) on loans held-for-sale at fair value	—	(10,679)	(5,760)	(1,725)
Unrealized foreign currency remeasurement gains (losses)	7,062	(9,403)	2,707	(4,245)
Income before income taxes	50,643	14,040	146,089	80,281
Income tax provision (benefit)	301	(463)	840	741
Net Income	50,342	14,503	145,249	79,540
Net income attributable to non-controlling interests	(130)	(25)	(388)	(1,191)
Net income attributable to Starwood Property Trust, Inc.	$50,212	$14,478	$144,861	$78,349
Net income per share of common stock:
Basic	$0.43	$0.16	$1.34	$0.95
Diluted	0.43	0.15	1.34	0.94

Distributions declared per common share	$0.44	$0.44	$1.32	$1.30

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, amounts in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income	$50,342	$14,503	$145,249	$79,540
Other comprehensive income:
Change in fair value of cash flow hedges	(411)	(17)	(1,623)	14
Unrealized gain (loss) in fair value of available-for-sale securities	47,895	(15,819)	64,307	(11,137)
Reclassification adjustment for net realized gains (losses) on sale of securities	1,736	—	769	(10,305)
Reclassification for OTTI	676	892	2,728	2,621
Comprehensive income (loss)	100,238	(441)	211,430	60,733
Less: Comprehensive income attributable to non-controlling interests	(130)	(25)	(388)	(52)
Comprehensive income (loss) attributable to Starwood Property Trust, Inc.	$100,108	$(466)	$211,042	$60,681

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

(Unaudited, amounts in thousands, except share data)

	Common Stock		Additional				Accumulated Other Comprehensive	Total Starwood Property Trust, Inc.	Non-
		Par	Paid-In	Treasury Stock		Accumulated	Income	Stockholders’	Controlling	Total
	Shares	Value	Capital	Shares	Amount	Deficit	(Loss)	Equity	Interests	Equity

Balance, January 1, 2012	93,811,351	$938	$1,828,319	625,850	$(10,642)	$(55,129)	$(3,998)	$1,759,488	$5,659	$1,765,147
Proceeds from public offering of common stock	23,000,000	230	457,091					457,321		457,321
Underwriting and offering costs			(2,250)					(2,250)		(2,250)
Stock-based compensation	584,427	6	12,290					12,296		12,296
Manager incentive fee paid in stock	120,423	1	2,521					2,522		2,522
Treasury stock purchased
Net income						144,861		144,861	388	145,249
Dividends declared, $1.32 per share						(144,670)		(144,670)		(144,670)
Other comprehensive income, net							66,181	66,181		66,181
Distribution to non-controlling interests									(558)	(558)
Balance, September 30, 2012	117,516,201	$1,175	$2,297,971	625,850	$(10,642)	$(54,938)	$62,183	$2,295,749	$5,489	$2,301,238

See notes to condensed consolidated financial statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	For the Nine Months ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$145,249	$79,540
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	3,896	2,390
Accretion of net discount on mortgage-backed securities	(25,064)	(12,452)
Accretion of net deferred loan fees and discounts	(35,026)	(18,461)
Amortization of premium from collateralized debt obligations	(669)	(665)
Stock-based compensation	12,296	10,432
Incentive-fee compensation	2,522	1,206
Gain on sale of available-for-sale securities	(12,097)	(10,472)
Gain on sale of loans	(7,177)	(10,337)
Gain on foreign currency remeasurement	(8,809)	—
Gain on sale of other investments	—	(27)
Net change in unrealized (gains) losses on loans held-for-sale at fair value	5,760	1,725
Unrealized (gains) losses on interest rate hedges	(9,991)	11,099
Unrealized gains on credit hedges	—	(161)
Unrealized (gains) losses on currency hedges	13,319	(2,674)
Unrealized foreign currency remeasurement losses (gains)	(2,707)	4,245
OTTI	2,728	2,621
Changes in operating assets and liabilities:
Related-party payable	4,197	2,704
Accrued interest receivable, less purchased interest	(5,280)	(8,034)
Other assets	5,819	(6,221)
Accounts payable and accrued expenses	3,818	(345)
Other liabilities	6,655	732
Origination of held-for-sale loans	—	(270,066)
Proceeds from sale of held-for-sale loans	132,012	294,149
Net cash provided by operating activities	231,451	70,928
Cash Flows from Investing Activities:
Purchase of mortgage-backed securities	(575,690)	(187,133)
Proceeds from sale of mortgage-backed securities	199,510	283,778
Proceeds from mortgage-backed securities maturities	—	11,765
Mortgage-backed securities principal repayments	67,452	94,827
Origination and purchase of loans held for investment	(942,692)	(1,018,480)
Loan maturities	460,789	264,615
Proceeds from sale of loans held for investment	28,740	5,000
Loan investment principal repayments	33,518	13,092
Purchased interest on investments	(638)	(915)
Purchase of other investments	(30,496)	(37,088)
Return of investment from other investments	892	235
Proceeds from sale of other investments	874	2,844
Return of investment basis in purchased derivative asset	2,780	—
Purchase of treasury securities	—	(112,619)
Proceeds from sale of treasury securities	—	112,741
Cash deposited as collateral under treasury securities loan agreement	—	(112,741)
Return of collateral under treasury securities loan agreement	—	112,741
Net cash used in investing activities	(754,961)	(567,338)
Cash Flows from Financing Activities:
Borrowings under secured financing agreements	1,370,306	1,016,488
Principal repayments on borrowings under secured financing arrangements	(1,164,373)	(991,812)
Proceeds from secured borrowings	35,738	—
Payment of deferred financing costs	(8,029)	(2,192)
Proceeds from common stock offering	457,321	476,740
Payment of underwriting and offering costs	(2,250)	(28,287)
Treasury stock purchased	—	(5,981)
Payment of dividends	(134,473)	(101,298)
Distributions to non-controlling interest owners	(558)	(9,267)
Net cash provided by financing activities	553,682	354,391
Net increase (decrease) in cash and cash equivalents	30,172	(142,019)
Cash and cash equivalents, beginning of period	114,027	226,854
Cash and cash equivalents, end of period	$144,199	$84,835
Supplemental disclosure of cash flow information:
Cash paid for interest	$34,640	$19,475
Income taxes paid	$990	$1,074
Supplemental disclosure of non-cash financing activity:
Dividends declared, but not yet paid	$51,629	$41,556

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of September 30, 2012

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

We are organized as a holding company that conducts our business primarily through four wholly-owned subsidiaries. In 2009, we formed joint ventures (the “Joint Ventures”) with Starwood Hospitality Fund II (“Hotel II”) and Starwood Opportunity Fund VIII (“SOF VIII”) in accordance with the co-investment and allocation agreement with SPT Management, LLC, our Manager (the “Manager”). The Joint Ventures are owned 75% (and controlled) by us and are therefore consolidated into our condensed consolidated financial statements. As of June 30, 2011, the last of the investments held by the Joint Ventures had been sold, and the entities were dissolved during the three months ended September 30, 2012.

As of September 30, 2012, investments with collateral in the hospitality, office, residential, and retail sectors represented 49.3%, 18.8%, 9.6%, and 8.8% of our investment portfolio, respectively. Such allocations could materially change in the future.

2. Summary of Significant Accounting Policies

Basis of Accounting and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include our accounts and those of our consolidated subsidiaries. Intercompany amounts have been eliminated. All adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow have been made. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The most significant and subjective estimate that we make is projecting the cash flows to be received on our investments, which has a significant impact on the amounts of interest income, credit losses (if any), and fair values that we record and/or disclose.  In addition, the fair value of financial instruments that are estimated using a discounted cash flows method are significantly impacted by the rates at which we estimate market participants would discount the cash flows.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended December 31, 2011, as filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the company’s financial position, results of operations and cash flows have been included.

Deferred Financing Costs

Costs incurred in connection with obtaining secured financing arrangements are capitalized and amortized over the initial terms of the respective facilities as a component of interest expense. As of September 30, 2012 and December 31, 2011, we had approximately $9.4 million and $5.0 million, respectively, of capitalized financing costs, net of amortization. For the three and nine months ended September 30, 2012, approximately $1.5 million and $3.9 million, respectively, of amortization was included in interest expense on the statement of operations. For the three and nine months ended September 30, 2011, approximately $1.0 million and $2.4 million, respectively, of amortization was included in interest expense on the statement of operations.

Income Taxes

The Trust has elected to be taxed as a REIT and intends to comply with the Code with respect thereto.  Accordingly, we will not be subject to federal income tax as long as certain asset, income, dividend distribution and stock ownership tests are met. Many of these requirements are technical and complex and if we fail to meet these requirements we may be subject to federal, state, and local income tax and penalties. In addition, a REIT’s income from prohibited transactions is subject to a 100% penalty tax. We have three taxable REIT subsidiaries (the “TRSs”) where certain investments may be made and activities conducted that (i) may have otherwise been subject to the prohibited transaction tax and (ii) may not be favorably treated for purposes of complying with the various requirements for REIT qualification.  The income, if any, within the TRSs is subject to federal and state income taxes as a domestic C corporation based upon the TRSs’ net income. For the three and nine months ended September 30, 2012, we recorded a provision for income taxes of $0.3 million and $0.8 million related to the activities in our TRSs.  These provisions were determined using a federal income tax rate of 34% and state income tax rate of 7.5%.  For the three and nine months ended September 30, 2011, we recorded an income tax benefit of $0.5 million and a provision for income taxes of $0.7 million related to the activities in our TRSs. These provisions were determined using a federal income tax rate of 34% and state income tax rate of 7.5%.

Underwriting Commissions and Offering Costs

Underwriting and offering costs related to our equity offering activities, which consist primarily of our equity offerings in April and early October 2012 as well as our at-the-market offering program (refer to disclosure in Note 10), aggregated $2.3 million during the nine months ended September 30, 2012.  We incurred approximately $1.1 million in connection with our equity offering in May 2011. Underwriting and offering costs are reflected as a reduction of additional paid-in capital in the consolidated statement of equity.

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

3. Debt Securities

We classified all CMBS and RMBS investments as available-for-sale as of September 30, 2012 and December 31, 2011. The CMBS and RMBS classified as available-for-sale are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive (loss) income. The tables below summarize various attributes of our investments in mortgage-backed securities (“MBS”) available-for-sale as of September 30, 2012 and December 31, 2011 (amounts in thousands):

				Unrealized Gains or (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)
September 30, 2012	Purchased Amortized Cost	Credit OTTI	Recorded Amortized Cost	Non-Credit OTTI	Unrealized Gains	Unrealized Losses	Net Fair Value Adjustment	Fair Value
CMBS	$498,740	$—	$498,740	$—	$30,225	$—	$30,225	$528,965
RMBS	311,590	(8,585)	303,005	(61)	36,704	(1,748)	34,895	337,900
Total	$810,330	$(8,585)	$801,745	$(61)	$66,929	$(1,748)	$65,120	$866,865

September 30, 2012	Weighted Average Coupon (1)	Weighted Average Rating	Weighted Average Life (“WAL”) (Years) (3)	Weighted Average Yield (4)
CMBS	3.8%	(2)	3.5	7.0%
RMBS	1.5%	B-	5.3	10.5%

(1)         The weighted average coupon of the MBS is calculated as a fraction, with the numerator as the sum of (i) the stated interest rate for each individual security as of quarter-end, multiplied with (ii) the current face amount of each individual security, and the denominator as the sum of the total current face amount of the MBS. For floating rate MBS, the interest rate used is comprised of the stated spread plus the applicable LIBOR rate which is 0.21425%, as of September 30, 2012.

(2)         Includes a $425.2 million investment in senior securities that were not rated, that are secured by substantially all of the assets of a worldwide operator of hotels, resorts, and timeshare properties, and which had an estimated loan-to-value ratio as of September 30, 2012 in the range of 39%-44%. The remaining $103.8 million CMBS investment position is rated BB+.

(3)         Represents the WAL of each respective group of MBS. The WAL of each individual security is calculated as a fraction, the numerator of which is the sum of the timing (in years) of each expected future principal payment multiplied by the balance of the respective payment, and with the denominator equal to the sum of the expected principal payments. This calculation was made as of September 30, 2012. Assumptions for the calculation of the WAL are adjusted as necessary for changes in projected principal repayments and/or maturity dates of the security.

(4)         Most of the CMBS and all of the RMBS were purchased at a discount, some of which will be accreted into income over the expected remaining life of the security.  The majority of the income from these securities is earned from the accretion of these discounts.

Within the hospitality sector, as of September 30, 2012 we had an aggregate investment of $425.2 million in senior debt secured by substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties. As of March 31, 2012 the debt investment was comprised of $115.5 million in loans and $387.6 million in securities. On April 16, 2012 the remaining $115.5 million of loans were converted to securities. On August 23, 2012 we sold $165.0 million of these CMBS resulting in a gain of $8.2 million. As of September 30, 2012, the aggregate face value of $426.5 million represented 5.8% of the total face value of this operator’s senior debt outstanding, and the aggregate carrying value of our investment represented 11.2% of our total assets.

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

During the nine months ended September 30, 2012, purchases and sales executed, as well as the principal payments received, were as follows (amounts in thousands):

	RMBS	CMBS
Purchases	$203,438	$372,252
Sales/Maturities	26,049	173,461
Principal payments received	52,310	15,142

During the nine months ended September 30, 2012, we sold $165.0 million of CMBS resulting in a gain of $8.2 million. There have been no CMBS maturities during the nine months ended September 30, 2012.

During the nine months ended September 30, 2011, purchases and sales executed, as well as the principal payments received, were as follows (amounts in thousands):

	RMBS	CMBS
Purchases	$139,953	$—
Sales/Maturities	49,951	223,378
Principal payments received	52,607	42,220

As of September 30, 2012, 80.4%, of the CMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 1.75%.  As of December 31, 2011, all of the CMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 1.75%.

Subject to certain limitations on durations, we have allocated an amount to invest in RMBS that cannot exceed 10% of our total assets. We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $1.5 million and $0.5 million for the nine months ended September 30, 2012 and September 30, 2011, respectively, which has been recorded as an offset to interest income in the accompanying condensed consolidated statements of operations.  As of September 30, 2012, approximately $298.7 million, or 88.4%, of the RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 0.38%. As of December 31, 2011, approximately $154.7 million, or 93.8%, of the RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 0.43%.  We purchased all of the RMBS at a discount that will be accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of these discounts.

The following table presents the gross unrealized losses and estimated fair value of our securities that were in an unrealized loss position as of September 30, 2012 and for which OTTI charges have not been recognized in earnings, fully or partially (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
As of September 30, 2012	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
CMBS	$—	$—	$—	$—
RMBS	17,826	854	(1,714)	(34)
Total	$17,826	$854	$(1,714)	$(34)

As of September 30, 2012 there were 11 securities with unrealized losses.  After evaluating each security we determined that the impairments on two of these securities, both of which are non-agency and whose impairments totaled $0.7 million, were other-than-temporary. All of this impairment was attributable to credit losses, which we calculated by comparing (i) the revised estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised to (ii) our amortized cost basis.  For the three months ended September 30, 2012, our aggregate MBS credit losses (as reported in the condensed consolidated statement of operations) were $0.7 million.  We further determined that none of the nine remaining securities was other-than-temporarily impaired.  We considered a number of factors in reaching this conclusion, including that we did not intend to sell any individual security, it was not considered more likely than not that we would be forced to sell any individual security prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost.  Significant judgment is required in projecting cash flows for our impaired RMBS, all of which were non-agency and none of which we expect to sell or be forced to sell before recovering our current cost basis. Actual cash flows income and/or realized impairments could be materially different from what is currently projected and/or reported.

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

As of December 31, 2011 there were 42 securities with unrealized losses. After evaluating each security we determined that the impairments on 25 of these securities, all of which are non-agency and whose impairments totaled $4.7 million, were other-than-temporary. Credit losses represented $3.4 million of this total, which we calculated by comparing (i) the revised estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our amortized cost basis. For the year ended December 31, 2011, our aggregate MBS credit losses (as reported in the statement of operations) were $6.0 million. We further determined that none of the 17 remaining securities were other-than-temporarily impaired. We considered a number of factors in reaching this conclusion, including that we did not intend to sell any individual security, it was not considered more likely than not that we would be forced to sell any individual security prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Significant judgment is required in projecting cash flows for our non-agency RMBS. As a result, actual income and/or impairments could be materially different from what is currently projected and/or reported.

4. Loans

Our investments in loans held-for-investment are accounted for at amortized cost and the loans held-for-sale are accounted for at the lower of cost or fair value, unless we elect (upon origination or acquisition) to record such loans at fair value. The following table summarizes our investments in mortgages and loans by subordination class as of September 30, 2012 and December 31, 2011 (amounts in thousands):

September 30, 2012	Carrying Value	Face Amount	Weighted Average Coupon (2)	Weighted Average Life (years) (3)
First Mortgages	1,362,605	1,402,755	6.5%	3.5
Subordinated Mortgages (1)	356,762	390,376	9.7%	4.2
Mezzanine Loans	861,422	885,450	8.6%	3.5
Total loans held for investment	2,580,789	2,678,581
Loans held in securitization trust	86,021	86,514	4.7%	3.5
Total loans	2,666,810	2,765,095

December 31, 2011	Carrying Value	Face Amount	Weighted Average Coupon (2)	Weighted Average Life (years) (3)
First mortgages	$1,202,611	$1,248,549	6.6%	3.2
Subordinated mortgages (1)	437,163	487,175	7.4%	4.1
Mezzanine loans	628,825	642,831	8.4%	3.0
Total loans held for investment	2,268,599	2,378,555
First mortgages held-for-sale at fair value	128,593	122,833	5.9%	8.9
Loans transferred as secured borrowings	50,316	50,632	5.0%	3.7
Total Loans	$2,447,508	$2,552,020

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

As of September 30, 2012, approximately $1.5 billion, or 56.7% of the loans were variable rate and pay interest at LIBOR plus a weighted-average spread of 5.45%. The following table summarizes our investments in floating rate loans (amounts in thousands):

	September 30, 2012		December 31, 2011
Index	Rate	Carrying Value	Rate	Carrying Value
1 Month LIBOR	0.2143%	$484,371	0.2953%	$264,030
3 Month LIBOR	0.3585%	14,843	0.5810%	143,371
1 Month Citibank LIBOR(1)	0.2025%	101,448	0.2700%	134,041
3 Month Citibank LIBOR(1)	0.3475%	7,187	0.5600%	7,102
6 Month Citibank LIBOR(1)	0.6300%	—	0.7800%	6,039
LIBOR Floor	0.5%-2.00%	903,610	0.5% - 2.0%	551,275
Total		$1,511,459		$1,105,858

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

	•	Quality and stability of collateral cash flows—The property has material vacancy and significant rollover of remaining tenants.
	•	Loan structure—LTV exceeds 90%.

As of September 30, 2012, the risk ratings by class of loan were as follows (amounts in thousands):

	Balance Sheet Classification at September 30, 2012
Risk	Loans Held for Investment			Loans Transferred
Rating Category	First Mortgages	Subordinated Mortgages	Mezzanine Loans	As Secured Borrowings	Total
1	$—	$—	$—	$—	$—
2	134,006	2,438	393,908	13,135	543,487
3	1,146,779	309,389	459,880	72,886	1,988,934
4	81,820	44,935	7,634	—	134,389
5	—	—	—	—	—
	$1,362,605	$356,762	$861,422	$86,021	$2,666,810

As of December 31, 2011, the risk ratings by class of loan were as follows (amounts in thousands):

	Balance Sheet Classification at December 31, 2011
Risk	Loans Held for Investment			Loans Held for Sale	Loans Transferred
Rating Category	First Mortgages	Subordinated Mortgages	Mezzanine Loans	First Mortgages	As Secured Borrowings	Total
1	$—	$—	$—	$—	$—	$—
2	108,900	131,281	139,167	89,760	13,193	482,301
3	1,054,717	251,788	481,982	38,833	37,123	1,864,443
4	38,994	54,094	7,676	—	—	100,764
5	—	—	—	—	—	—
	$1,202,611	$437,163	$628,825	$128,593	$50,316	$2,447,508

After completing our analysis of each loan, including the resulting risk ratings as described above, we concluded that no allowance for loan losses was necessary as of September 30, 2012 and December 31, 2011.

For the three months ended September 30, 2012, the activity in our loan portfolio was as follows (amounts in thousands):

Balance June 30, 2012	$2,220,826
Acquisitions/originations	497,253
Additional funding	1,349
Capitalized interest (1)	314
Basis of loans sold	52
Basis of loans prepaid/matured	(51,068)
Principal repayments	(18,237)
Discount accretion/premium amortization	5,702
Foreign currency remeasurement gain	12,819
Receivable loan payoffs	(2,200)
Balance September 30, 2012	$2,666,810

For the nine months ended September 30, 2012, the activity in our loan portfolio (including loans held-for-sale) was as follows (amounts in thousands):

Balance December 31, 2011	$2,447,508
Acquisitions/originations	930,598
Additional funding	12,096
Capitalized interest (1)	2,864
Basis of loans sold	(153,575)
Basis of loans prepaid/matured	(460,789)
Transfer out- Loan converted to a security	(115,100)
Principal repayments	(33,518)
Discount accretion/premium amortization	35,026
Foreign currency remeasurement gain	9,660
Net change in unrealized loss on loans held-for-sale at fair value	(5,760)
Receivable loan payoffs	(2,200)
Balance September 30, 2012	$2,666,810

(1)         Represents accrued interest income on loans whose terms do not require current payment of interest.

We acquired or originated $943.4 million (face value of loans, net of $32.3 million in discounts and upfront fees collected at closing) in loans during the nine months ended September 30, 2012, which included: (1) a $125.0 million participation in a senior loan, converted to a CMBS in the second quarter, secured by all the material assets of a worldwide operator of hotels, resorts, and timeshare properties for a discounted purchase price of $115.7 million; (2) an origination of a $63.0 million first mortgage, of which $59.0 million was funded at closing, collateralized by 10 office buildings located in California; (3) an origination of a $40.0 million mezzanine loan secured by a 10-property portfolio of full-service and extended-stay hotels located in eight different states; (4) an origination of a $73.0 million junior mezzanine loan, of which $45.0 million was initially funded, collateralized by six office buildings in Virginia; (5) an origination of a $170.0 million first mortgage loan, of which $135.0 million was initially funded, collateralized by two office buildings in midtown Manhattan; (6)  an origination of a $30.0 million mezzanine loan collateralized by an office building in Pennsylvania; (7) an origination of a $51.5 million first mortgage collateralized by three hotels in North Carolina, New Jersey, and Virginia; (8) a purchase of a 50% undivided participation interest in a EUR-denominated mezzanine loan for $68.4 million, collateralized by three hotels in France and Germany; (9) an acquisition of a $250.0 million participation in a mezzanine loan at a discounted price of $233.75 million, secured by indirect equity interests in subsidiaries that own substantially all the assets of a worldwide operator of hotels, resorts and timeshare properties; (10) an origination of a $46.0 million first mortgage collateralized by a 351 key hotel in Maryland; (11) an origination of a $61.0 million first mortgage, of which $48.5 million was funded at closing, collateralized by two office buildings in California; and (12) approximately $12.1 million in additional funding on existing loan investments.

We sold $156.0 million of loans during the nine months ended September 30, 2012, which included: (1) six loans with a carrying value of $122.7 million to an independent third party resulting in proceeds, net of financing repayments, of $40.6 million and (2) 50% of our Euro denominated loan to a strategic partner resulting in proceeds of $28.8 million. The transaction was neutral from an earnings perspective net of the associated currency hedge gain. Additionally, 15 loans matured or were prepaid during the nine months ended September 30, 2012, which resulted in proceeds of $460.3 million (net of realized foreign currency remeasurement gain of $9.1 million) and accelerated accretion of purchase discounts of $15.2 million.

5. Other Investments

From May 24, 2012 through September 30, 2012, we acquired 272 residential real estate owned (“REO”) properties at an aggregate cost of $30.5 million.  At acquisition, substantially all of the properties were either vacant or had occupants that were not subject to a lease and/or were not paying rent to the previous owner.  Upon acquisition, we began actively preparing the properties to be either rented or sold, as applicable.  From the date of acquisition through September 30, 2012, we incurred approximately $0.5 million in costs of getting these properties ready for their intended use, and such costs were added to our investment basis.  During the three and nine months ended September 30, 2012, we had revenues of $0.1 million and $0.1 million and losses from operations of $0.3 million and $0.8 million, respectively.  The losses from operations were due primarily to the costs incurred in connection with various REO start-up activities, including the negotiation of management agreements with third parties and the structuring of acquisitions.  Through September 30, 2012, we had engaged three third party entities to perform REO acquisition, development and management services.  In addition, through September 30, 2012, we had sold 21 properties for aggregate net proceeds of $1.3 million and an aggregate net loss of $2 thousand, and had rented 28 properties.  The net losses of $0.3 million and $0.8 million for the three and nine months ended September 30, 2012 are included in other income (expense) in the consolidated statement of operations.

As of September 30, 2012 and December 31, 2011, we had an aggregate cost basis of $12.9 million and $13.8 million invested in the publicly traded equity securities of certain REITs that were classified as available-for-sale and carried at fair value with changes in fair value recorded to other comprehensive income (loss).  As of September 30, 2012 and December 31, 2011, the aggregate fair value of such securities was $13.0 million and $12.3 million, respectively, resulting in a net unrealized gain of $0.1 million and a net unrealized loss of $2.5 million, respectively.  For the three and nine months ended September 30, 2012 we recognized dividend income related to these investments of $0.2 million and $0.6 million, respectively, that is included as a component of other income in the condensed consolidated statement of operations.  During the three months ended September 30, 2012, we sold securities with an aggregate cost basis of $0.9 million.  The transaction was neutral from an earnings perspective.  During the nine months ended September 30, 2011, we purchased securities with an aggregate cost basis of $9.3 million.

In June 2011, we acquired a non-controlling 49% interest in a privately-held limited liability company for $25.5 million, which is accounted for under the equity method.  In December 2011 we sold 20% of this investment for an amount that approximated our carrying amount.  The limited liability company owns a mezzanine loan participation, and our share of earnings for the three and nine months ended September 30, 2012 was $0.6 million and $1.7 million, respectively, which is included in other income on the condensed consolidated statements of operations.

Prior to 2011, we had committed $9.7 million to acquire at least a 5% interest in a privately-held limited liability company formed to acquire assets of a commercial real estate debt management and servicing business primarily for the opportunity to participate in debt opportunities arising from the venture’s special servicing business (the “Participation Right”). As of September 30, 2012, we had funded $8.0 million of our commitment. We recognized $0.2 million and $1.0 million for the three and nine months ended September 30, 2012, respectively, related to this investment, which is included in other income on the condensed consolidated statements of operations.

6. Secured Financing Agreements

On March 31, 2010, Starwood Property Mortgage Sub-1, L.L.C. (“SPM Sub-1”), our indirect wholly-owned subsidiary, entered into a Master Repurchase and Securities Contract (the “Wells Repurchase Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Wells Repurchase Agreement is secured by approximately $104.4 million of the diversified loan portfolio purchased from Teachers Insurance and Annuity Association of America on February 26, 2010 (“the TIAA Portfolio”). Advances under the Wells Repurchase Agreement accrue interest at a per annum pricing rate equal to the sum of one-month LIBOR plus the pricing margin of 3.0%. If an event of default (as such term is defined in the Wells Repurchase Agreement) occurs and is continuing, amounts borrowed may become due and payable and interest accrues at the default rate, which is equal to the pricing rate plus 4.0%. The maturity date of the Wells Repurchase Agreement is May 31, 2013. The Wells Repurchase Agreement allowed for advances through May 31, 2010. As of September 30, 2012, $69.0 million was outstanding under the Wells Repurchase Agreement and the carrying value of the pledged collateral was $104.4 million. The Company guarantees certain of the obligations of SPM Sub-1 under the Wells Repurchase Agreement up to maximum liability of 25% of the then currently outstanding repurchase price of all purchased assets.

On August 6, 2010, Starwood Property Mortgage Sub-2, L.L.C. (“SPM Sub-2”), our indirect wholly-owned subsidiary, entered into a second Master Repurchase and Securities Contract with Wells Fargo, which second repurchase facility was amended and restated by SPM Sub-2 and Starwood Property Mortgage Sub-2-A, L.L.C. (“SPM Sub-2-A”), our indirect wholly-owned subsidiary, on February 28, 2011, pursuant to an Amended and Restated Master Repurchase and Securities Contract (the “Second Wells Repurchase Agreement”). The Second Wells Repurchase Agreement was amended on May 24, 2011 and November 3, 2011 (“Amendment No. 2”), and is being used by SPM Sub-2 and SPM Sub-2-A to finance the acquisition or origination of commercial mortgage loans (and participations therein) and mezzanine loans. In connection with Amendment No. 2, available borrowings under the facility increased by $200 million to $550 million. Advances under the Second Wells Repurchase Agreement accrue interest at a per annum pricing rate equal to the sum of one-month LIBOR plus a margin of between 1.75% and 6.0% depending on the type of asset being financed. If an event of default (as such term is defined in the Second Wells Repurchase Agreement) occurs and is continuing, amounts borrowed may become due and payable immediately and interest accrues at the default rate, which is equal to the pricing rate plus 4.0%. The initial maturity date of the Second Wells Repurchase Agreement is August 5, 2013, subject to two one-year extension options, each of which may be exercised by us upon the satisfaction of certain conditions and the payment of an extension fee. The Company guarantees certain of the obligations of SPM Sub-2 and SPM Sub-2-A under the Second Wells Repurchase Agreement up to a maximum liability of either 25% or 100% of the then-currently outstanding repurchase price of purchased assets, depending upon the type of asset being financed. As of September 30, 2012, $335.0 million was outstanding under the Second Wells Repurchase Agreement and the carrying value of the pledged collateral was $712.7 million.

On December 2, 2010, Starwood Property Mortgage Sub-3, L.L.C. (“SPM Sub-3”), our indirect wholly-owned subsidiary, entered into a Master Repurchase Agreement with Goldman Sachs Mortgage Company, which repurchase facility was amended and restated by SPM Sub-3 and Starwood Property Mortgage Sub-3-A, L.L.C. (“SPM Sub-3-A”), our indirect wholly-owned subsidiary, on February 28, 2011, pursuant to an Amended and Restated Master Repurchase Agreement (the “Goldman Repurchase Agreement”). The Goldman Repurchase Agreement will be used to finance the acquisition or origination by SPM Sub-3 and SPM Sub-3-A of commercial mortgage loans that are eligible for CMBS securitization. The Goldman Repurchase Agreement provides for asset purchases of up to $150 million. The Company guarantees certain of the obligations of SPM Sub-3 and SPM Sub-3-A under the Goldman Repurchase Agreement up to a maximum liability of 25% of the then-currently outstanding repurchase price of all purchased loans. Advances under the Goldman Repurchase Agreement accrue interest at a per annum pricing rate equal to the sum of one-month LIBOR plus a margin of between 1.95% and 2.25% depending on the loan-to-value ratio of the purchased mortgage loan. If an event of default (as such term is defined in the Goldman Repurchase Agreement) occurs and is continuing, amounts borrowed may become due and payable immediately and interest accrues at the default rate, which is equal to the pricing rate plus 2.0%. The maturity date of the Goldman Repurchase Agreement is December 3, 2012. As of September 30, 2012, there were no borrowings under the Goldman Repurchase Agreement.

On March 18, 2011, Starwood Property Mortgage, L.L.C. (“SPM”), our indirect wholly-owned subsidiary, entered into a third Master Repurchase and Securities Contract with Wells Fargo (“the Third Wells Repurchase Agreement”). The Third Wells Repurchase Agreement is being used by SPM to finance the acquisition and ownership of RMBS and provides for asset purchases up to $175 million. Advances under the Third Wells Repurchase Agreement generally accrue interest at a per annum pricing rate equal to one-month LIBOR plus a margin of 2.10%. If an event of default (as such term is defined in the Third Wells Repurchase Agreement) occurs and is continuing, amounts borrowed may become due and payable immediately and interest accrues at the default rate, which is equal to the pricing rate plus 4.0%. The facility was scheduled to terminate on March 16, 2012. We extended the facility for an additional year and the new facility termination date is March 16, 2013. The Company has guaranteed certain of the obligations of SPM under the Third Wells Repurchase Agreement. As of September 30, 2012, $145.0 million was outstanding and the carrying value of the pledged collateral was $254.5 million.

On December 30, 2011, Starwood Property Mortgage Sub-5, L.L.C. (“SPM Sub-5”) and Starwood Property Mortgage Sub-5-A, L.L.C. (“SPM Sub-5-A”), our indirect wholly-owned subsidiaries, entered into a fourth Master Repurchase and Securities Contract with Wells Fargo (the “Fourth Wells Repurchase Agreement”). The Fourth Wells Repurchase Agreement provides for advances up to $189.9 million and is secured by a loan portfolio of 21 separate commercial mortgage loans. As of September 30, 2012, advances under the Fourth Wells Repurchase Agreement accrued interest at one-month LIBOR plus a pricing margin of 2.75%. The availability of additional advances, as well as the pricing margin on all outstanding borrowings at any given time, is determined by the current operating cash flows and fair values of the underlying collateral, both in relation to the existing collateral loan receivable balances outstanding, and all as approved by Wells Fargo. The overall term of the Fourth Wells Repurchase Agreement is three years, with two one-year conditional extensions. As of September 30, 2012, SPM Sub-5-A had borrowed $189.9 million under this facility and the carrying value of the pledged collateral was $252.0 million. At closing, we paid a 0.50% commitment fee based upon the total committed proceeds. If the overall facility is extended beginning in December 2014, we would pay a 0.25% extension fee for each year. The Company guarantees 60% of the currently outstanding repurchase price for all purchased assets; however, the Company guarantees 100% of the outstanding balance of any individual repurchase transaction involving a collateral property with operating cash flows that at any time is less than 15% of the related collateral loan receivable balance.

On March 6, 2012, Starwood Property Mortgage Sub-7, LLC (“SPM Sub-7”), our indirect wholly-owned subsidiary, entered into a Master Repurchase Agreement with Goldman Sachs International (the “Second Goldman Repurchase Agreement”).  At closing, we borrowed $155.4 million under the Second Goldman Repurchase Agreement to finance the acquisition of $222.8 million in senior debt securities that are expected to mature on November 15, 2015.  The senior debt securities were issued by certain special purpose entities that were formed to hold substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties.  Advances under the Second Goldman Repurchase Agreement accrue interest at a per annum rate of one-month LIBOR plus a spread of 2.90%.  The maturity date of the Second Goldman Repurchase Agreement is August 15, 2015.  The carrying value of the collateral senior debt securities was $215.9 million and the amount outstanding under the facility was $151.1 million at September 30, 2012.

On March 26, 2012, Starwood Property Mortgage Sub-6, LLC (“SPM Sub-6”) and Starwood Property Mortgage Sub-6-A (“SPM Sub-6-A”), our indirect wholly-owned subsidiaries, entered into a Master Repurchase Agreement with Citibank, N.A. (the “Citi Repurchase Agreement).  The Citi Repurchase Agreement provides for asset purchases of up to $125.0 million to finance commercial mortgage loans and senior interests in commercial mortgage loans originated or acquired by us and including loans and interests intended to be included in commercial mortgage loan securitizations as well as those not intended to be securitized.  Advances under the Citi Repurchase Agreement accrue interest at a per annum interest rate equal to the sum of (i) 30-day LIBOR plus (ii) a margin of between 1.75% and 3.75% depending on (A) asset type, (B) the amount advanced and (C) the debt yield and loan-to-value ratios of the purchased mortgage loan, provided that the aggregate weighted average interest rate shall not at any time be less than the sum of one-month LIBOR plus 2.25%.  The facility has an initial maturity date of March 29, 2014, subject to three one-year extension options, which may be exercised by us upon the satisfaction of certain conditions. We have guaranteed the obligations of our subsidiaries under the facility up to a maximum liability of 25% of the then-currently outstanding repurchase price of assets financed.  As of September 30, 2012, SPM Sub-6-A had borrowed $40.1 million under this facility and the carrying value of the pledged collateral was $56.7 million.

Under the Wells Repurchase Agreement, the Second Wells Repurchase Agreement, the Goldman Repurchase Agreement, the Third Wells Repurchase Agreement, the Fourth Wells Repurchase Agreement, the Second Goldman Repurchase Agreement, and the Citi Repurchase Agreement, the counterparty retains the sole discretion over both whether to purchase the loan or security from us and, subject to certain conditions, the market value of such loan or security for purposes of determining whether we are required to pay margin to the counterparty.

On December 3, 2010, SPT Real Estate Sub II, LLC (“SPT II”), our wholly-owned subsidiary, entered into a term loan credit agreement (the “BAML Credit Agreement”) with Bank of America, N.A. (“Bank of America”) as administrative agent and as lender, and us and certain of our subsidiaries as guarantors. The BAML Credit Agreement, amended and restated on March 9, 2012 (“Amended BAML Credit Agreement”), provides for loans of up to $143.2 million as of September 30, 2012. The initial draw under the BAML Credit Agreement in December 2010 was used, in part, to finance the acquisition of a $205.0 million participation (the “Participation”) in a senior secured loan due November 15, 2015 from Bank of America. The Participation was converted into a security in June 2011 and is due from certain special purpose entities that were formed to hold substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties.  In connection with the March 9, 2012 amendment, we borrowed an additional $81.0 million to partially finance the $125.0 million acquisition of additional participation interest in the senior secured loan.

Advances under the Amended BAML Credit Agreement accrue interest at a per annum rate based on LIBOR or a base rate, at the election of SPT II. The margin can vary between 2.35% and 2.50% over LIBOR, and between 1.35% and 1.50% over base rate, based on the performance of the underlying hospitality collateral. The initial maturity date of the Amended BAML Credit Agreement is November 30, 2014, subject to a 12 month extension option, exercisable by SPT II upon satisfaction of certain conditions set forth in the Amended BAML Credit Agreement. Bank of America retains the sole discretion, subject to certain conditions, over the market value of collateral assets for purposes of determining whether we are required to pay margin to Bank of America. As of September 30, 2012, $143.2 million was outstanding under the BAML Credit Agreement. The carrying value of the CMBS pledged as collateral under the Credit agreement was $209.2 million as of September 30, 2012. If an event of default (as such term is defined in the Amended BAML Credit Agreement) occurs and is continuing, amounts borrowed may become due and payable immediately and interest would accrue at an additional 2% per annum over the applicable rate.

On July 3, 2012, Starwood Property Mortgage Sub-9, L.L.C. (“SPM Sub-9”) and Starwood Property Mortgage Sub-9-A, L.L.C. (“SPM Sub-9-A”), our indirect wholly-owned subsidiaries, entered into a Purchase and Repurchase Agreement and Securities Contract (“OneWest Repurchase Agreement”) with OneWest Bank, FSB (“OneWest”).  At closing, SPM Sub-9 transferred loan investments to OneWest in exchange for a $78.3 million advance.  Borrowings under the OneWest Repurchase Agreement accrue interest at a pricing rate of one-month LIBOR plus a margin of 3.0%.  If an event of default (as such term is defined in the OneWest Repurchase Agreement) occurs and is continuing, amounts borrowed may become due and payable immediately and interest accrues at the default rate, which is equal to the pricing rate plus 5.0%.  The initial maturity date of the facility is July 3, 2015 with two one-year extension options, subject to certain conditions.  As of September 30, 2012, $77.4 million was outstanding under the OneWest Bank Repurchase Agreement and the carrying value of the pledged collateral was $112.6 million.

On August 3, 2012, Starwood Property Mortgage Sub-10, LLC (“SPM Sub-10”) and Starwood Property Mortgage Sub-10A (“SPM Sub 10-A”), our indirect wholly-owned subsidiaries, jointly entered into a $250.0 million Senior Secured Revolving Credit Facility (“Borrowing Base”) arranged by Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”).  Lender participants in the facility include Bank of America, Citibank, Barclays Bank PLC, Deutsche Bank Trust Company Americas, Goldman Sachs Bank

USA, and Stifel Bank & Trust.  The facility matures 364 days from closing, may be extended from time to time, provided the aggregate tenor shall not exceed four years.  Outstanding borrowings under the facility will be priced at LIBOR + 325 bps, with an unused fee of 30 to 35 bps per annum depending upon the usage of the facility.  The facility will be used primarily to finance our purchase or origination of commercial mortgage loans for the time period between transaction closing and the time in which a financing of the loan can be closed with one of our existing secured warehouse facilities or the loan is sold/syndicated in whole or in part.  The term of financing provided under the facility for any individual loan is limited in most instances to the lesser of six months or the maturity of the facility.  The facility will be secured by each loan for which financing has been provided as well as a no less than $500.0 million in market value of additional preapproved unencumbered senior, subordinate, and mezzanine loan assets.  The facility is full recourse to us.  As of September 30, 2012, there were no borrowings under the Borrowing Base and the carrying value of the pledged collateral was $505.3 million.

On August 17, 2012, Starwood Property Trust, Inc. (“SPT”), entered into a Master Repurchase Agreement with Goldman Sachs Lending Partners, LLC (the “Third Goldman Repurchase Agreement”). At closing, we borrowed $158.8 million under the Third Goldman Repurchase Agreement to finance the acquisition of $250.0 million participation interest in a mezzanine note that is expected to mature on November 15, 2015. The mezzanine note was issued by certain special purpose entities that were formed to hold substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties. Advances under the Third Goldman Repurchase Agreement accrue interest at a per annum rate of one-month LIBOR plus a spread of 3.70%. The maturity date of the Third Goldman Repurchase Agreement is September 15, 2015. The carrying value of the mezzanine note was $234.6 million and the amount outstanding under the facility was $158.8 million at September 30, 2012.

The following table sets forth our five-year principal repayments schedule for the secured financings, assuming no defaults or expected extensions and excluding the loan transfer secured borrowings (amounts in thousands).   Our credit facilities generally require principal to be paid down prior to the facilities’ respective maturities if and when we receive principal payments on, or sell, the investment collateral that we have pledged.  The amount for the remainder of 2012 generally represents the principal repayments that are scheduled or otherwise expected to be received on our loan and MBS investments:

2012 (remaining)	$32,178
2013	749,257
2014	340,844
2015	187,171
2016 and thereafter	—
Total	$1,309,450

7. Loan Transfer Activities

During 2010, we participated in a commercial mortgage securitization which generated non-recourse match funded financing with an effective cost of funds of approximately 3.5%. We separated five mortgage loans with an aggregate face value of $178.0 million into senior and junior loans. We contributed the five senior loans, or A Notes (the “Contributed Loans”), with a face value of approximately $84.0 million to the securitization trust and received approximately $92.0 million in proceeds, while retaining $94.0 million of junior interests. The Contributed Loans are secured by office, retail and industrial properties. Each of the five Contributed Loans was either originated or acquired by us as part of a first mortgage loan. In connection with the securitization, two of the first mortgage loans were each split by us into an A Note and a B Note and three of the first mortgage loans had each been previously split into A Notes, B Notes and C Notes. The secured financing liability relates to two of the Contributed Loans, which mature in 2014 and 2015 that did not qualify for sale treatment under GAAP.  As of September 30, 2012 and December 31, 2011, the balance of the loans pledged to the securitization trust was $50.3 million and $50.3 million, respectively, and the related liability of the securitization trust was $52.5 million and $53.2 million, respectively.

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

During the third quarter of 2012, we sold the $36.1 million A-Note of a $51.5 million first mortgage loan that we had closed in July 2012, and retained the $15.4 million B-Note.  The loan is collateralized by a portfolio of three hotels.  The cash proceeds received from the sale approximated our carrying value in the A-Note.  We retained the $15.4 million B-Note.  The A-Note and B-Note bear interest at one-month LIBOR plus 3.5% and 11.83%, respectively.  The buyer has an option to require us to repurchase the A-Note unless and until a default condition is cured with respect to one of the collateral properties, at which time the put option would terminate.  In exchange for providing this put option, we receive 0.5% of the interest otherwise due to the buyer under the A-Note unless and until the put option terminates.  The buyer has not exercised its option to date.  While we fully expect the franchise agreement default condition will be cured as it was caused by a short-term construction project at the property that has since been completed, our participation in the interest accruing under the A-Note represents an element of continuing involvement that requires us to account for the sale as a secured borrowing.  The carrying amount of the A-Note and secured borrowing were $35.7 million at September 30, 2012, and are classified in loans transferred as secured borrowings and loan transfer secured borrowings, respectively.

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

In connection with our repurchase agreements, we have entered into ten interest rate swaps that have been designated as cash flow hedges of the interest rate risk associated with forecasted interest payments. As of September 30, 2012, the aggregate notional of our interest rate swaps designated as cash flow hedges of interest rate risk totaled $322.6 million.  Under these agreements, we will pay fixed monthly coupons at fixed rates ranging from 0.557% to 2.228% of the notional amount to the counterparty and receive floating rate LIBOR. Our interest rate swaps designated as cash flow hedges of interest rate risk have maturities ranging from November 2012 to October 2018.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the nine months ended September 30, 2012 we recorded no hedge ineffectiveness in earnings.  During the three and nine months ended September 30, 2011 we record $0 and $45 thousand, respectively, as hedge ineffectiveness in earnings, which is included in interest expense on the condensed consolidated statements of operations.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the associated variable-rate debt. Over the next twelve months, we estimate that an additional $1.7 million will be reclassified as an increase to interest expense.  We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of 105 months.

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

During 2010, we entered into a series of forward contracts whereby we agree to sell an amount of GBP for agreed upon amounts of USD at various dates through October 2013.  These forward contracts were executed to economically fix the USD amounts of GBP-denominated cash flows expected to be received by us related to our GBP-denominated loan investment.  During 2011, we entered into a series of forward contracts whereby we agreed to sell an amount of EUR for an agreed upon amount of USD at various dates through June of 2014.  These forward contracts were executed to economically fix the USD amount of EUR-denominated cash flows expected to be received by us related to a mezzanine loan investment in Germany.  During the three months ended March 31, 2012, we terminated a portion of our contracts to sell EUR.  The purpose of the terminations was to reduce the amount of EUR we were to sell at future dates as a result of the refinancing of our EUR-denominated loan investment.  During the three months ended September 30, 2012, we entered into a series of forward contracts whereby we agreed to sell an amount of EUR for an agreed upon amount of USD at various dates through January of 2014.  These forward contracts were executed to economically fix the USD amount of EUR-denominated cash flows expected to be received by us related to a second EUR denominated mezzanine loan.  During the three months ended March 31, 2012, we entered into positions to buy GBP for an agreed upon amount of USD at various dates through October 2013 to fix the future value of our losses on pre-existing GBP forward positions.  We also entered into a new series of forward contracts whereby we agreed to sell GBP for an agreed upon amount of USD at various dates through March 2016.

As of September 30, 2012, we had 13 foreign exchange forward derivatives to sell GBP with a total notional amount of GBP 180.9 million, 6 foreign exchange forward derivatives to buy GBP with a total notional amount of GBP 96.5 million and 14 foreign exchange forward derivatives to sell EUR with a total notional of EUR 94 million.

During 2010 and 2011, we entered into five interest rate swaps that were not designated as hedges.  Under these agreements, we pay fixed coupons at fixed rates ranging from 0.716% to 2.505% of the notional amount to the counterparty and receive floating rate LIBOR.  These interest rate swaps are used to limit the price exposure of certain assets due to changes in benchmark USD-LIBOR swap rates from which the pricing of these assets is derived.  As of September 30, 2012, the aggregate notional amount of these interest rate swaps totaled $165.0 million. Changes in the fair value of these interest rate swaps are recorded directly in earnings.

In connection with our acquisition of a loan portfolio during the fourth quarter of 2011, we entered into nine interest rate swaps whereby we receive fixed coupons ranging from 2.86% to 6.28% of the notional amount and pay floating rate LIBOR.  We acquired these swaps at a cost of $7.5 million.  The premium paid reflects the fact that these swaps had above market rates which we receive.   These swaps effectively convert certain floating rate loans we acquired to fixed rate loans.  As of September 30, 2012, the aggregate notional amount of these swaps totaled $76.7 million. Changes in the fair value of these interest rate swaps are recorded directly in earnings.

During the nine months ended September 30, 2011 we entered into a series of derivatives that are intended to hedge against increases in market credit spreads of CMBS.  Such movements would have a negative impact on the proceeds we expect to receive from contributing loans into commercial mortgage loan securitizations.  The aggregate notional amount of the derivative was $25.0 million and it matured in December 2011.  Under the terms of the contract, a market credit spread index was defined at the contract’s inception by reference to a portfolio of specific independent CMBS.  To the extent the referenced credit spread index increases, our counterparty pays us.  To the extent the referenced credit spread index decreases, we pay our counterparty.  We pay/receive approximately every 30 days based upon the movement in the referenced index during such period.  The net gain from inception of the hedge through September 30, 2011 was $2.4 million. There were no credit hedges in place during the nine months ended September 30, 2012.

The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of September 30, 2012 and December 31, 2011 (amounts in thousands).

Tabular Disclosure of Fair Values of Derivative Instruments (amounts in thousands)

	Derivatives in an Asset Position				Derivatives in a Liability Position
	As of September 30, 2012		As of December 31, 2011		As of September 30, 2012		As of December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps	Derivative Assets	$—	N/A	$—	Derivative Liabilities	$3,043	Derivative Liabilities	$1,420
Total derivatives designated as hedging instruments		$—		$—		$3,043		$1,420
Derivatives not designated as hedging instruments
Interest rate swaps	Derivative Assets	$5,488	Derivative Assets	$7,555	Derivative Liabilities	$2,064	Derivative Liabilities	$11,342
Foreign exchange contracts	Derivative Assets	5,536	Derivative Assets	5,261	Derivative Liabilities	20,484	Derivative Liabilities	6,890
Total derivatives not designated as hedging instruments		$11,024		$12,816		$22,548		$18,232

Cash flow hedges impact for the three months ended September 30, 2012 (amounts in thousands):

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate Swaps	$1,072	Interest Expense	$661	Interest Expense	$—

Cash flow hedges impact for the three months ended September 30, 2011 (amounts in thousands):

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of gain recognized in income on derivative (ineffective portion)	Amount of gain recognized in income on derivative (ineffective portion)
Interest Rate Swaps	$544	Interest Expense	$527	Interest Expense	$—

Cash flow hedges impact for the nine months ended September 30, 2012 (amounts in thousands):

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate Swaps	$3,534	Interest Expense	$1,912	Interest Expense	$—

Cash flow hedges impact for the nine months ended September 30, 2011 (amounts in thousands):

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of gain recognized in income on derivative (ineffective portion)	Amount of gain recognized in income on derivative (ineffective portion)
Interest Rate Swaps	$1,759	Interest Expense	$1,730	Interest Expense	$45

Non-designated derivatives impact for the three months ended September 30, 2012 and September 30, 2011 (amounts in thousands):

Derivatives Not Designated	Location of Gain/(Loss) Recognized in Income on	Amount of Gain/(Loss) Recognized in Income on Derivative
as Hedging Instruments	Derivative	2012	2011
Interest Rate Swaps — Realized losses	Gains (losses) on interest rate hedges	$26	$(12,302)
Interest Rate Swaps — Net change in unrealized gains (losses)	Gains (losses) on interest rate hedges	$(77)	$(6,869)
Foreign Exchange — Realized losses	Gains (losses) on currency hedges	$663	$(86)
Foreign Exchange — Net change in unrealized gains (losses)	Gains (losses) on currency hedges	$(8,173)	$8,703
Credit Spread Derivative— Realized losses	Gains (losses) on credit spread hedges	$—	$4,539
Credit Spread Derivative— Net change in unrealized gains	Gains (losses) on credit spread hedges	$—	$(2,280)

Non-Designated derivatives impact for the nine months ended September 30, 2012 and September 30, 2011 (amounts in thousands):

Derivatives Not Designated	Location of Gain/(Loss) Recognized in Income on	Amount of Gain/(Loss) Recognized in Income on Derivative
as Hedging Instruments	Derivative	2012	2011
Interest Rate Swaps — Realized losses	Gains (losses) on interest rate hedges	$(9,383)	$(14,883)
Interest Rate Swaps — Net change in unrealized gains (losses)	Gains (losses) on interest rate hedges	$9,991	$(11,099)
Foreign Exchange — Realized gains (losses)	Gains (losses) on currency hedges	$2,928	$(292)
Foreign Exchange — Net change in unrealized losses	Gains (losses) on currency hedges	$(13,320)	$2,674
Credit Spread Derivative— Realized losses	Gains (losses) on credit spread hedges	$—	$3,569
Credit Spread Derivative— Net change in unrealized gains	Gains (losses) on credit spread hedges	$—	$161

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

As of September 30, 2012 the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $22.3 million. As of September 30, 2012, we have posted collateral of $3.6 million related to these agreements. If we had breached any of these provisions at September 30, 2012, we could have been required to settle our obligations under the agreements at their termination liability value of $22.3 million.

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

Base Management Fee    The base management fee is 1.5% of our stockholders’ equity per annum and is calculated and payable quarterly in arrears in cash. For purposes of calculating the management fee, our stockholders’ equity is defined as: (a) the sum of (1) the net proceeds from all issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (2) our retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (b) any amount that we pay to repurchase our common stock since inception. It also excludes (1) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, and (2) one-time events pursuant to changes in GAAP, and certain non-cash adjustments not otherwise described above, in each case after discussions between our Manager and our independent directors and approval by a majority of our independent directors. As a result, our stockholders’ equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown in our condensed consolidated financial statements.

For the three and nine months ended September 30, 2012 approximately $8.5 million and $23.3 million was incurred for base management fees, respectively, of which $8.5 million was payable at September 30, 2012.  For the three and nine months ended September 30, 2011, approximately $6.7 million and $17.6 million was incurred for base management fees, respectively. The management fee payable as of December 31, 2011 was $6.7 million.

Incentive Fee    Our Manager is entitled to be paid the incentive fee described below with respect to each calendar quarter (or part thereof that the Management Agreement is in effect) if (1) our Core Earnings (as defined below) for the previous 12-month period (or part thereof that the Management Agreement is in effect) exceeds an 8% threshold, and (2) our Core Earnings for the 12 most recently completed calendar quarters (or part thereof that the Management Agreement is in effect) is greater than zero.

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

For the three and nine months ended September 30, 2012, we incurred approximately $2.1 million and $7.5 million in incentive fee.  During the quarter ended September 30, 2012, we paid the manager $2.3 million of the incentive fee earned, 50% in cash and the remaining 50% in stock through the issuance of 50,203 shares of common stock at a price of $22.61 per share.  As of September 30, 2012, the incentive fee payable was $2.4 million, which is included in related party payable in the condensed consolidated balance sheet. For the three and nine months ended September 30, 2011, we incurred approximately $0.4 million and $1.2 million in incentive fee, 50% in cash and the remaining 50% in stock through the issuance of 9,021 shares of common stock at a price of $22.08 per share.

Expense Reimbursement    We are required to reimburse our Manager for operating expenses incurred by our Manager on our behalf.  In addition, pursuant to the terms of the Management Agreement, we are required to reimburse our Manager for the cost of legal, tax, consulting, auditing and other similar services rendered for us by our Manager’s personnel provided that such costs are no greater than those that would be payable if the services were provided by an independent third party. The expense reimbursement is not subject to any dollar limitations but is subject to review by our independent directors. For the three and nine months ended September 30, 2012, approximately $1.7 million and $4.6 million were incurred, respectively, for executive compensation and other reimbursable expenses of which approximately $1.7 million was payable as of September 30, 2012.  For the three and nine months ended September 30, 2011, approximately $1.0 million and $2.8 million were incurred, respectively, for executive compensation and other reimbursable expenses of which approximately $1.1 million was payable as of September 30, 2011.

Termination Fee    After the initial three-year term, we can terminate the Management Agreement without cause, as defined in the Management Agreement, with an affirmative two-thirds vote by our independent directors and 180 days written notice to our Manager. Upon termination without cause, our Manager is due a termination fee equal to three times the sum of the average annual base management fee and incentive fee earned by our Manager over the preceding eight calendar quarters. No termination fee is payable if our Manager is terminated for cause, as defined in the Management Agreement, which can be done at any time with 30 days written notice from our board of directors.

Loan Investments

In April 2011 we purchased a $35 million pari passu participation interest (the “Mammoth Participation Interest”) in a $75 million subordinate loan (the “Mammoth Loan”) from an independent third party and a syndicate of financial institutions and other entities acting as subordinate lenders to Mammoth Mountain Ski Area, LLC (“Mammoth”). Mammoth is a single-purpose, bankruptcy remote entity that is owned and controlled by Starwood Global Opportunity Fund VII-A, L.P., Starwood Global Opportunity Fund VII-B, L.P., Starwood U.S. Opportunity Fund VII-D, L.P. and Starwood U.S. Opportunity Fund VII-D-2, L.P. (collectively, the “Sponsors”). Each of the Sponsors is indirectly wholly-owned by Starwood Capital Group Global I, L.L.C., and an affiliate of our Chief Executive Officer. The Mammoth Loan was approved by our independent directors in accordance with our related party transaction policy.  The Mammoth Loan has a term of up to six years and an interest rate of 14.0% through April 2014 and 13.25% thereafter. We acquired the Mammoth Participation Interest in the Mammoth Loan from an independent third party and own such Mammoth Participation Interest subject to a participation agreement between us and the independent third party (the “Mammoth Participation Agreement”). The Mammoth Participation Agreement provides for the payment to us, on a pro rata basis with an independent third party, of customary payments in respect of the Mammoth Participation Interest and affords us customary voting, approval and consent rights so long as no event of default is continuing under the Mammoth Loan.

On July 20, 2012, we purchased a 50% undivided participation interest (the “Le Meridien Participation Interest”) in a EUR-denominated mezzanine loan for $68.4 million (“Le Méridien Loan”) from an independent third party.  The borrower is Starman Luxembourg Holdings S.À R.L. (“Holdings”), an entity that indirectly owns and operates a portfolio of hotels in France and Germany.  Holdings is owned 50% by an independent third party and 50% by several private investment funds previously sponsored by Starwood Capital Group Global I, L.L.C., an affiliate of our Manager.  The Le Méridien Loan has an initial term of two years with an option to extend for an additional year, subject to certain conditions, an interest rate of 12.5%, an upfront fee of 2.0% and a prepayment fee of 1.0%.  We acquired the Le Meridien Participation Interest from an independent third party and own the Le Meridien Participation Interest subject to a participation agreement between us and the independent third party (the “Le Meridien Participation Agreement”). The Le Meridien Participation Agreement provides for the payment to us, on a pro rata basis with an independent third party, of customary payments in respect of our Le Meridien Participation Interest and affords us customary voting, approval and consent rights.

Refer to Note 15 to the condensed consolidated financial statements for disclosure of a related party loan investment that closed subsequent to September 30, 2012.

10. Stockholders’ Equity

The Company’s authorized capital stock consists of 100,000,000 shares of preferred stock, $0.01 par value per share, and 500,000,000 shares of common stock, $0.01 par value per share.

In May 2011, we completed a follow-on offering of 22,000,000 shares of our common stock at a price of $21.67 per share.

In April 2012, we completed another follow-on offering of 23,000,000 shares of our common stock at a price of $19.88 per share.

In June 2012 we entered into an ATM Equity Offering Sales Agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated, (the “Agent”), relating to our shares of common stock.  In accordance with the terms of the agreement, we may offer and sell shares of our common stock having an aggregate gross sales price of up to $250 million from time to time through the agent, as our sales Agent. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices.  Through November 7, 2012, we had not directed our Agent to sell any shares.

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

In August 2011, our board of directors authorized us to repurchase up to $100 million of our outstanding common shares over a one-year period.  Purchases made pursuant to the program are to be made in either the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are determined by us and are subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time.  Through December 31, 2011, we purchased 625,850 common shares on the open market at an aggregate cost of approximately $10.6 million, resulting in a weighted average share cost of $17.00. No additional shares were purchased during the nine months ended September 30, 2012.

Our board of directors declared the following dividends in 2011 and 2012:

Ex-Dividend Date	Record Date	Announce Date	Pay Date	Amount	Frequency
9/26/2012	9/28/2012	8/3/2012	10/15/2012	$0.44	Quarterly
6/27/2012	6/29/2012	5/8/2012	7/13/2012	$0.44	Quarterly
3/28/2012	3/30/2012	2/29/2012	4/13/2012	$0.44	Quarterly
12/28/2011	12/31/2011	11/4/2011	1/13/2012	$0.44	Quarterly
9/28/2011	9/30/2011	8/2/2011	10/14/2011	$0.44	Quarterly
6/28/2011	6/30/2011	5/10/2011	7/15/2011	$0.44	Quarterly
3/29/2011	3/31/2011	3/1/2011	4/15/2011	$0.42	Quarterly

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

We granted each of our four independent directors 2,200 shares of restricted stock concurrently with our IPO, with a total fair value of approximately $175 thousand. The grants vested ratably in three annual installments on each of the first, second, and third anniversaries of the grant date, respectively, subject to the director’s continued service. Effective August 19, 2010, we granted each of our four independent directors an additional 1,000 shares of restricted stock, with a total fair value of approximately $75 thousand. The grants vested in one annual installment on the first anniversary of the grant.  Effective August 19, 2011, we granted each of our four independent directors an additional 2,877 shares of restricted stock, with a total fair value of approximately $200 thousand. The grants vested in one annual installment on the first anniversary of the grant.  On August 16, 2012, we granted each of our four independent directors 2,201 restricted common shares with an aggregate fair value of approximately $200 thousand. The grants will vest on August 16, 2013.  For the three and nine months ended September 30, 2012, approximately $87 thousand and $216 thousand were included in general and administrative expense, respectively, related to the grants.  For the three and nine months ended September 30, 2011, approximately $48 thousand and $114 thousand were included in general and administrative expense, respectively, related to the grants.

In August 2009, we granted 1,037,500 restricted stock units with a fair value of approximately $20.8 million at the grant date to our Manager under the Manager Equity Plan. The grants vest ratably in quarterly installments over three years beginning on October 1, 2009, with 86,458 shares vesting each quarter, respectively. In connection with the supplemental equity offering in December 2010, we granted 1,075,000 restricted stock units with a fair value of approximately $21.8 million at the grant date to our Manager under the Manager Equity Plan. The grants vest ratably in quarterly installments over three years beginning on March 31, 2011, with 89,583 shares vesting each quarter. In May 2012, we granted 30,000 restricted common shares with a fair value of $602 thousand to the Manager under the Manager Equity Plan.  As of the grant date, 25,000 of these shares vested and the remaining shares vest in quarterly installments at a rate of 2,500 shares per quarter beginning on September 30, 2012.  For the three and nine months ended September 30, 2012, approximately 178,542 and 555,625 shares have vested, respectively, and approximately $4.1 million and $11.9 million has been included in management fees related to these grants, respectively.  For the three and nine months ended September 30, 2011, approximately 176,041 and 528,123 shares have vested, respectively, and approximately $2.9 million and $10.3 million has been included in management fees related to these grants, respectively.  Refer to Note 15 for disclosure of an additional grant of restricted stock units to our Manager subsequent to September 30, 2012.

In May 2011, we issued 9,021 shares of common stock to the Manager at a price of $22.08 per share. In August 2011, we issued 54,234 shares of common stock to the Manager at a price of $18.58 per share.  In May 2012, we issued 70,220 shares of common stock to the Manager at a price of $19.76 and in August 2009 we issued shares of common stock to the Manager at a price of $22.61. These shares were issued to the Manager as satisfaction of 50% of the incentive compensation due to the Manager as required under the Management Agreement, refer to Note 9 in the consolidated financial statements.

In February 2011, we granted 11,082 restricted stock units with a fair value of $250 thousand to an employee under the Starwood Property Trust, Inc. Equity Plan.  The award vests ratably in quarterly installments over three years beginning on March 31, 2011.  In March 2012, we granted 17,500 restricted common shares with a fair value of $368 thousand to employees under the Starwood Property Trust, Inc. Equity Plan.  Of the total award, 12,500 restricted shares vest in quarterly installments over three years beginning on March 31, 2012 and 5,000 shares vest in annual installments over three years beginning on December 31, 2012.  For the three and nine months ended September 30, 2012, 1,965 and 5,896 shares, respectively, have vested, and approximately $52 thousand and $154 thousand, respectively, was included in general and administrative expense related to these grants.  For the three and nine months ended September 30, 2011, 924 and 2,771 shares have vested, respectively, and approximately $21 thousand and $50 thousand, respectively, was included in general and administrative expense related to these grants.

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants to Independent Directors	Restricted Stock and Restricted Stock Unit Grants to Employees	Restricted Stock and Restricted Stock Unit Grants to Manager	Total
Balance as of December 31, 2011	15,175	7,385	976,044	998,604
Granted	8,804	17,500	30,000	56,304
Vested	(14,441)	(5,896)	(555,624)	(575,961)
Forfeited	—	—	—	—
Balance as of September 30, 2012	9,538	18,989	450,420	478,947

Vesting Schedule

	Restricted Stock Grants to Independent Directors	Restricted Stock Unit Grants to Employees	Restricted Stock Unit Grants to Manager	Total
2012 (remainder of)	—	3,631	92,087	95,718
2013	9,538	9,527	358,333	377,398
2014	—	5,831	—	5,831
Total	9,538	18,989	450,420	478,947

11. Accumulated Other Comprehensive Income

Accumulated other comprehensive income is comprised of the following, net of non-controlling interests in consolidated subsidiaries (amounts in thousands):

	September 30, 2012	September 30, 2011
Cumulative unrealized gain on available-for-sale securities	$65,226	$(7,854)
Effective portion of cumulative loss on cash flow hedges	(3,043)	(1,611)
Total	$62,183	$(9,465)

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

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Net income attributable to Starwood Property Trust, Inc.	$50,212	$144,861
Net (loss) allocated to participating securities	(275)	(980)
Numerator for basic and diluted net income per share	$49,937	$143,881
Basic weighted average shares outstanding	116,673,477	107,077,837
Weighted average number of diluted shares outstanding(1)	117,381,559	107,958,047
Basic income per share	$0.43	$1.34
Diluted income per share	$0.43	$1.34

(1)         The weighted average number of diluted shares outstanding includes the impact as of September 30, 2012 of (i) unvested restricted stock units totaling 478,947, and (ii) 47,736 shares that would be hypothetically issuable as part of the incentive fee payable to the Manager if we assume that September 30, 2012 was the end of the measurement period, respectively.

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
Net income attributable to Starwood Property Trust, Inc.	$14,478	$78,349
Net (loss) allocated to participating securities	(507)	(1,796)
Numerator for basic and diluted net income per share	$13,971	$76,553
Basic weighted average shares outstanding	93,249,249	82,234,976
Weighted average number of diluted shares outstanding(2)	94,596,978	83,755,295
Basic income per share	$0.16	$0.95
Diluted income per share	$0.15	$0.94

(2)         The weighted average number of diluted shares outstanding includes the impact of (i) unvested restricted stock units totaling 1,175,572 as of, and (ii) 48,742 shares that would be hypothetically issuable as part of the incentive fee payable to the Manager if we assume that September 30, 2011 was the end of the measurement period, respectively.

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

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Prices are determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing a security. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others.

Level 3 - Prices are determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment) unobservable inputs may be used. Unobservable inputs reflect our own assumptions about the factors that market participants would use in pricing an asset or liability, and would be based on the best information available.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. As of September 30, 2012 and December 31, 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.

Loans

We estimate the fair values of our loans by using market prices, when available, or discounting their expected cash flows at a rate we estimate would be demanded by the market participants that would be most likely to buy our loans. The expected cash flows used are the same as those used to calculate our level yield income in the financial statements.

The following table presents our financial instruments carried at fair value on a recurring basis in the condensed consolidated balance sheet as of September 30, 2012 (amounts in thousands):

	Fair Value at Reporting Date Using Inputs:
	September 30, 2012
	Total	Level I	Level II	Level III
Available-for-sale debt securities:
RMBS	$337,900			$337,900
CMBS	528,965		$528,965
Total available-for-sale debt securities	866,865	—	528,965	337,900
Available-for-sale equity securities:
Real estate industry	13,035	$13,035
Total available-for-sale equity securities	13,035	13,035
Total available-for-sale securities	879,900	13,035	528,965	337,900
Derivative Assets:
Foreign exchange contracts	5,536		5,536
Interest rate contracts	5,488		5,488
Derivatives Liabilities:
Interest rate contracts	(5,106)		(5,106)
Foreign exchange contracts	(20,485)		(20,485)
Total derivatives	(14,567)	—	(14,567)	—
Total	$865,333	$13,035	$514,398	$337,900

The changes in investments classified as Level III are as follows for the three months ended September 30, 2012 (amounts in thousands):

Fair Value Measurements Using Significant Unobservable Inputs

(Level III)

	Loans held-for-sale, at fair value	RMBS available- for-sale, at fair value	Total
Beginning balance, June 30, 2012	$—	$233,456	$233,456
Purchases	—	95,814	95,814
Originations	—	—	—
Sales	—	(9,425)	(9,425)
Maturities	—	—	—
Principal amortization	—	(18,542)	(18,542)
Net decrease in assets	—	67,847	67,847
Gain (loss) amounts from Level III investments:
Unrealized (loss) gain on assets	—	30,575	30,575
Realized gain on assets	—	730	730
Accretion of discount	—	5,924	5,924
OTTI	—	(637)	(637)
Other	—	5	5
Net gain on assets	—	36,597	36,597
Ending balance, as of September 30, 2012	$—	$337,900	$337,900

The changes in investments classified as Level III are as follows for the nine months ended September 30, 2012 (amounts in thousands):

Fair Value Measurements Using Significant Unobservable Inputs

(Level III)

	Loans held-for-sale, at fair value	RMBS available- for-sale, at fair value	Total
Beginning balance, January 1, 2012	$128,593	$341,734	$470,327
Purchases	—	203,433	203,433
Originations	—	—	—
Transfer out	—	(176,786)	(176,786)
Sales	(132,128)	(26,049)	(158,177)
Maturities	—	—	—
Principal amortization	(122)	(52,310)	(52,432)
Net increase (decrease) in assets	(132,250)	(51,712)	(183,962)
Gain (loss) amounts from Level III investments:
Unrealized (loss) gain on assets	(5,760)	34,371	28,611
Realized gain on assets	9,417	3,643	13,060
Accretion of discount	—	12,548	12,548
OTTI	—	(2,689)	(2,689)
Other	—	5	5
Net gain on assets	3,657	47,878	51,535
Ending balance, as of September 30, 2012	$—	$337,900	$337,900

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

The following table presents the fair value of our Level III financial instruments, not carried at fair value on the condensed consolidated balance sheet (amounts in thousands):

	Carrying Value as of September 30, 2012	Fair Value as of September 30, 2012	Carrying Value as of December 31, 2011	Fair Value as of December 31, 2011
Financial Instruments not carried at Fair Value:
Loans held for investment	$2,580,789	$2,647,656	$2,268,599	$2,308,300
Loans transferred as secured obligations	$86,021	$87,321	$50,316	$50,958
Other Investments	$32,317	$32,317	$33,110	$33,110
Financial Liabilities:
Secured financing agreements	$1,309,450	$1,310,668	$1,103,517	$1,104,612
Loans transfer secured borrowings	$88,268	$88,411	$53,199	$53,199

The following is quantitative information about significant unobservable inputs in our Level III Measurements (dollar amounts in thousands):

Quantitative Information about Level III Fair Value Measurements

	Fair Value at September 30, 2012	Valuation Technique	Unobservable Input	Range
RMBS	$337,900	Discounted cash flow	Constant prepayment rate	(0.4%) - 10.2%
			Constant default rate	2.2% - 17.2%
			Loss severity	34% - 102% (b)
			Delinquency Rate	5% - 60%
			Servicer Advances	14% - 100%
			Annual Coupon Deterioration	0% - 0.31%
Loans held for investment	$2,647,656	Discounted cash flow	Projected cash flows (a) Discount rates	3.8% -15.6%
Loans transferred as secured borrowings	$87,321	Discounted cash flow	Projected cash flows (a) Discount rates	3.8% - 4.6%
Other investments	$32,317	Discounted cash flow	Projected cash flows (a) Discount rates	9.5%
Secured financing agreements	$1,310,668	Discounted cash flow	Projected cash flows (a) Discount rates	2.4% - 5.4%
Loan transfer secured borrowings	$88,411	Discounted cash flow	Projected cash flows (a) Discount rates	3.5% - 3.8%

(a)         As of September 30, 2012, management expects to collect all amounts contractually due.

(b)         90% of the portfolio falls within a range of 40-85%.

14. Commitments and Contingencies

As described in Note 5, as of September 30, 2012, we had unfunded commitments totaling $1.7 million related to an investment.

As of September 30, 2012, we had future funding commitments on 17 loans totaling $128.2 million.  The funding commitments relate primarily to development, leasing commissions and tenant improvements to the extent new leases on the underlying collateral are signed.

Management is not aware of any other contractual obligations, legal proceedings, or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on our financial statements.

15. Subsequent Events

On October 3, 2012, we sold the $94.5 million A-Note component of a $135.0 million first mortgage loan on two Class B office buildings located in the SoHo district of Midtown Manhattan.  We retained the $40.5 million B-Note.  We originated the first mortgage loan during the second quarter of 2012.

On October 10, 2012, we completed an underwritten public offering of 18,400,000 shares of our common stock at a price of $22.74 for total gross proceeds of approximately $418.4 million.  In addition, on October 10, 2012 we granted 875,000 restricted stock units with a fair value of approximately $19.9 million at the grant date to our Manager under the Manager Equity Plan.  This award will vest ratably in quarterly installments over a three-year period beginning on December 31, 2012, subject to the Manager’s continued service as our manager.

On October 16, 2012, through a newly-formed venture with Starwood Distressed Opportunity Fund IX (“Fund IX”), an affiliate of our Manager, we co-originated a $475 million first mortgage and mezzanine financing for the acquisition and redevelopment of a 10-story retail building located at 701 Seventh Avenue in the Times Square area of Manhattan. Of the total loan amount, $375 million was funded at closing, $281.2 million of which was funded by us and $93.8 million that was funded by Fund IX. In addition, $100 million will be funded upon reaching certain milestones during the transformation of the property.  On October 22, 2012, the venture sold a 25 percent participation in both the first mortgage and mezzanine loan to Vornado Realty Trust (“Vornado”).  Upon settling this sale, the Company, Starwood Distressed Opportunity Fund IX, and Vornado had funded $210.9 million, $70.3 million and $93.8 million, respectively, and each party will fund their pro rata share of any future fundings. Following the sale to Vornado, the Starwood entities retained the controlling position in both the first mortgage and mezzanine loans.

On October 26, 2012, we originated a $126 million first mortgage secured by a 25 story Class A office tower located at 100 Montgomery Street, San Francisco, CA. The loan has an initial funding of $115. 5 million with a future funding obligation of $10.5 million for tenant improvements and leasing commissions.   The loan bears interest at one-month LIBOR plus 3.95%, subject to a 0.25% LIBOR floor.  The loan has a three-year term with two one-year extensions, subject to certain conditions.

On November 5, 2012, we purchased the senior participation in a whole loan secured by an office building located in Washington DC for $45.6 million.  The loan has a three-year term with two one-year extensions.

On November 6, 2012 our board of directors declared a dividend of $0.44 per share for the fourth quarter of 2012, which is payable on January 15, 2013 to common stockholders of record on December 31, 2012.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the information included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012, June 30, 2012, and September, 30 2012, and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Three months ended June 30, 2012

•                  Acquired $75.6 million of CMBS at a discounted price of $70.7 million, where the obligors are certain special purpose entities that were formed to hold substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties.  The acquisition was partially financed using a $49.3 million increase in a financing facility previously provided by the seller.

•                  Sold 20,000,000 shares of common stock at a net price of $19.88 per share, resulting in gross proceeds of $397.7 million. On April 30, 2012, the underwriters exercised their option to purchase 3,000,000 additional shares of common stock at $19.88 per share, resulting in additional gross proceeds of $59.6 million.

•                  Originated a $73.0 million junior mezzanine loan, of which $45.0 million was initially funded, collateralized by a portfolio of six office buildings located in Rosslyn, Virginia.  The loan provides for up to $28.0 million in future funding for projected capital improvements and leasing costs.  Our junior mezzanine loan was co-originated with a $125.0 million first mortgage loan and a $40.0 million senior mezzanine loan, which were separately funded by third party lenders at closing.

•                  Originated a $170.0 million first mortgage loan on two Class B office buildings located in the SoHo district of Midtown Manhattan. Collectively known as One SoHo Square, the two properties located at 161 Avenue of the Americas and 233 Spring Street comprise over 600,000 square feet of office and retail space, which is currently 96% occupied. The first mortgage loan had an initial funding of $135.0 million, with $35.0 million available for future advances to pay for tenant improvements, leasing commissions and redevelopment costs.

•                  Originated an $11.6 million first mortgage loan collateralized by a collection of office, retail and parking properties in downtown San Diego, California.

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

•                  Originated a $30.0 million mezzanine loan collateralized by an office building in Philadelphia, Pennsylvania.

•                  During the second quarter 2012 we acquired $173.0 million of RMBS (face value) at a $65.2 million discount.

Three months ended September 30, 2012:

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

•                  On July 6, 2012, we originated a $51.5 million first mortgage collateralized by three hotels located in North Carolina, New Jersey, and Virginia.  The initial term for the loan is two years, with three one-year extension options.

•                  On July 20, 2012, we purchased a 50% undivided participation interest (the “Le Meridien Participation Interest”) in a EUR-denominated mezzanine loan for $68.4 million (“Le Méridien Loan”) from an independent third party.  The borrower is Starman Luxembourg Holdings S.À R.L. (“Holdings”), an entity that indirectly owns and operates a portfolio of hotels in France and Germany.  Holdings is owned 50% by an independent third party and 50% by several private investment funds that were previously sponsored by Starwood Capital Group Global I, L.L.C., an affiliate of our Manager.  The Le Méridien Loan has an initial term of two years with an option to extend for an additional year, subject to certain conditions, an interest rate of 12.5%, an upfront fee of 2.0% and a prepayment fee of 1.0%.  We acquired the Le Meridien Participation Interest from an independent third party and own the Le Meridien Participation Interest subject to a participation agreement between us and the independent third party (the “Le Meridien Participation Agreement”). The Le Meridien Participation Agreement provides for the payment to us, on a pro rata basis with an independent third party, of customary payments in respect of the Le Meridien Participation Interest and affords us customary voting, approval and consent rights.

•                  On August 3, 2012, Starwood Property Mortgage Sub-10, LLC (“SPM Sub-10”) and Starwood Property Mortgage Sub-10A (“SPM Sub 10-A”), our indirect wholly-owned subsidiaries, jointly entered into a $250.0 million Senior Secured Revolving Credit Facility arranged by Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”).  Lender participants in the facility include Bank of America, Citibank, Barclays Bank PLC, Deutsche Bank Trust Company Americas, Goldman Sachs Bank USA, and Stifel Bank & Trust.  The facility matures 364 days from closing, and may be extended from time to time, provided the aggregate tenure shall not exceed four years.  Outstanding borrowings under the facility will be priced at LIBOR + 325 bps, with an unused fee of 30 to 35 bps per annum depending upon the usage of the facility.  The facility will be used primarily to finance our purchase or origination of commercial mortgage loans for the time period between transaction closing and the time in which a financing of the loan can be closed with one of our existing secured warehouse facilities or the loan is sold/syndicated in whole or in part.  The term of financing provided under the facility for any individual loan is limited in most instances to the lesser of six months or the maturity of the facility.  The facility will be secured by each loan for which financing has been provided as well at least $500,000,000 in market value of additional preapproved unencumbered senior, subordinate, and mezzanine loan assets.  The facility is full recourse to us.

•                  On August 2, 2012, our board of directors declared a dividend of $0.44 per share for the third quarter of 2012, which was payable on October 15, 2012 to common stockholders of record on September 28, 2012.

•                  On August 17, 2012, we originated a $46.0 million first mortgage collateralized by a 315-room Hilton hotel in Rockville, Maryland.  The term of the loan is three years, with two one-year extension options.

•                  On August 21, 2012, we acquired a $250.0 million participation in a mezzanine loan that is secured primarily by indirect equity interests in subsidiaries that own substantially all of the assets of a worldwide operator of hotels, resorts, and timeshare properties.  We acquired this investment at a discounted price of $233.75 million, with $158.75 million being financed by the seller.  The maturity date of the mezzanine loan is November 12, 2012, with three one-year extensions remaining, subject to a 0.5% fee for the second and third remaining extensions.  Coincident with this purchase, we sold $165 million in face value of the securitized first mortgage loan component of the same financing transaction, which resulted in a gain of $8.2 million.  This sale was undertaken to manage our overall credit exposure to the borrower.

•                  On September 18, 2012, we originated a $61.0 million first mortgage collateralized by two Class B+/A- office buildings located in Glendale, California. The term of the loan is three years, with two one-year extension options.

Subsequent to September 30, 2012

•                  On October 3, 2012, we sold the $94.5 million A-Note component of a $135.0 million first mortgage loan on two Class B office buildings located in the SoHo district of Midtown Manhattan.  We retained the $40.5 million B-Note.  We originated the first mortgage loan during the second quarter of 2012.

•                  On October 10, 2012, we completed an underwritten public offering of 18,400,000 shares of our common stock at a price of $22.74 for total estimated gross proceeds of approximately $418.4 million.  In addition, on October 10, 2012 we granted 875,000 restricted stock units with a fair value of approximately $19.9 million at the grant date to our Manager under the Manager Equity Plan.  This award will vest ratably in quarterly installments over a three-year period beginning on December 31, 2012, subject to the Manager’s continued service as our manager.

•                  On October 16, 2012, through a newly-formed venture with Starwood Distressed Opportunity Fund IX (“Fund IX”), an affiliate of our Manager, we co-originated a $475 million first mortgage and mezzanine financing for the acquisition and redevelopment of a 10-story retail building located at 701 Seventh Avenue in the Times Square area of Manhattan. Of the total loan amount, $375 million was funded at closing, $281.2 million of which was funded by us and $93.8 million that was funded by Fund IX.  In addition, $100 million will be funded upon reaching certain milestones during the transformation of the property.  On October 22, 2012, the venture sold a 25 percent participation in both the first mortgage and mezzanine loan to Vornado Realty Trust (“Vornado”).  Upon settling this sale, the Company, Starwood Distressed Opportunity Fund IX, and Vornado had funded $210.9 million, $70.3 million and $93.8 million, respectively, and each party will fund their pro rata share of any future fundings. Following the sale to Vornado, the Starwood entities retained the controlling position in both the first mortgage and mezzanine loans.

•                  On October 26, 2012, we originated a $126 million first mortgage secured by a 25 story Class A office tower located at 100 Montgomery Street, San Francisco, CA. The loan has an initial funding of $115.5 million with a future funding obligation of $10.5 million for tenant improvements and leasing commissions.  The loan bears interest at one-month LIBOR plus 3.95%, subject to a 0.25% LIBOR floor.  The loan has a three-year term with two one-year extensions, subject to certain conditions.

•                  On November 5, 2012, we purchased the senior participation in a whole loan secured by an office building located in Washington DC for $45.6 million.  The loan has a three-year term with two one-year extensions.

•                  On November 6, 2012 our board of directors declared a dividend of $0.44 per share for the fourth quarter of 2012, which is payable on January 15, 2013 to common stockholders of record on December 31, 2012.

Our investment portfolio was comprised of the following at September 30, 2012 (dollar amounts in thousands):

	Property Type	Carrying Value	Face Amount	% Owned	Financing (1)	Net Investment	Vintage
Loan Originations	Assorted	$1,555,141	$1,562,406	100%	$384,503	$1,170,638	2009-2012
Loan Acquisitions	Assorted	1,111,669	1,202,688	100%	571,902	539,767	1989-2012
CMBS	Assorted	528,965	523,619	100%	294,284	234,681	2010-2012
RMBS	Residential	337,900	510,917	100%	145,089	192,811	2003-2007
Other Investments	Assorted	75,750	75,750	94%	—	75,750	N/A
		$3,609,425	$3,875,380		$1,395,778	$2,213,647

(1)   Excludes financing of $1.9 million related to the prepayment of a loan in September 2012.  Amounts were remitted in October 2012.  The $2.2 million loan receivable is recorded in Other Assets and the corresponding financing is recorded in secured financing agreements on the condensed consolidated balance sheet.

Our total investment portfolio, excluding other investments, has the following characteristics based on carrying values:

Collateral Property Type	As of September 30, 2012	As of December 31, 2011
Hospitality	49.3%	39.9%
Office	18.8	20.1
Retail	8.8	21.0
Residential	9.6	5.9
Industrial	3.0	3.8
Mixed Use	3.5	5.6
Multi-family	1.9	3.3
Other	5.1	0.4
	100.0%	100.0%

Geographic Location	As of September 30, 2012	As of December 31, 2011
West	25.9%	23.5%
Northeast	19.8	12.5
Southeast	17.3	19.0
Mid-Atlantic	14.0	19.7
Midwest	10.3	12.9
International	8.5	7.6
Southwest	4.2	4.8
	100.0%	100.0%

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

Results of Operations

Net income attributable to Starwood Property Trust, Inc. for the three and nine months ended September 30, 2012 was approximately $50.2 million and $144.9 million, respectively, or $0.43 and $1.34 per weighted average share of basic common stock and $0.43 and $1.34 per weighted average share of diluted common stock, respectively, up from $14.5 million and $78.3 million, respectively, or $0.16 and $0.95 per weighted average share of basic common stock and $0.15 and $0.94 per weighted average share of diluted common stock, respectively for the same periods in 2011. For the three and nine months ended September 30, 2012, net interest margin increased by approximately $10.1 million and $61.0 million from the prior comparable periods, resulting from increases in interest income of $14.8 million and $73.7 million, respectively, and increases in interest expense of $4.7 million and $12.6 million, respectively. The increase in net interest margin is primarily due to increased investment activity and the prepayment of our GBP-denominated loan during the three months ended March 31, 2012, which resulted in $13.1 million of accelerated discount accretion.  The increase in interest expense is a result of increased borrowing under the nine financing facilities we have drawn upon as of September 30, 2012.  From September 30, 2011 to September 30, 2012 other investments increased $32.2 million, MBS securities increased by $514.8 million and investments in loans increased $679.2 million.  As of September 30, 2012, the weighted average cost of the secured financings was 3.7%, including the impact of interest rate hedges.

For the three and nine months ended September 30, 2012, non-investment expenses increased by $5.0 million and $16.4 million, respectively, from the same periods in 2011. The year over year period increases were due to increases (decreases) in the base management fee of $4.7 million and $13.7 million, respectively, stock compensation expense of $1.2 million and $1.8 million, respectively, investment pursuit costs of ($0.6) million and $0.9 million, respectively, general and administrative expenses of $0.9 million and $1.8 million, respectively, and the accrued incentive fee of $2.1 million and $2.4 million, respectively. The increase in the base management fee was due primarily to our supplemental equity raises in May 2011 with net proceeds of $475.4 million and April 2012 with net proceeds of $454.8 million. The increase in the incentive fee was primarily attributable to the prepayment of our GBP denominated loan, resulting in $13.1 million of accelerated accretion of the purchase discount.  In May 2012, the Manager was granted an additional 30,000 restricted stock units, resulting in higher stock compensation expense in the subsequent periods. Lastly, the increase in general and administrative expense is primarily attributed to increased professional fees, such as legal, audit and consulting, in connection with growing the investment portfolio.

For the three and nine months ended September 30, 2012, we had realized gains (losses) from the sale of investments of $9.0 million and $19.1 million, respectively, of which $0 and $7.1 million, respectively, related to the sale of loans and $9.0 million and $12.0 million, respectively related to the sale of MBS securities.  The gain on sale of loans primarily related to the sale of our loans held-for-sale and partial sale of our EUR-denominated loan and the sale of CMBS with a face value of $190 million and a realized gain of $8.0 million.  Refer to Note 7 of the condensed consolidated financial statements for more information on loan sales and securitization activity.  For the three and nine months ended September 30, 2011, we had realized gains from the sale of investments of $5.0 million and $20.8 million, of which $0.0 million and $10.5 million related to the sale of MBS securities and other investments and, $5.0 million and $10.3 million related to the sale of loans.  For the three and nine months ended September 30, 2012, we had net losses on currency hedges of ($7.5) million and ($10.4) million, respectively, compared to gains of $8.6 million and $2.4 million, respectively, from the prior comparable periods.  For the three and nine months ended September 30, 2012, we had unrealized foreign currency remeasurement gains of $7.1 million and $2.7 million, respectively, compared to unrealized foreign currency remeasurement losses of ($9.4) million and ($4.2) million, respectively, from the prior comparable periods.  The fluctuation in the currency hedge and foreign currency remeasurement gains and losses year over year was primarily due to the movement in the EUR and GBP to USD exchange rates, as well as derivative contracts that matured or were effectively settled. Additionally, the pre-payment of our GBP denominated loan resulted in effective currency hedge losses of $10.0 million and realized foreign currency remeasurement gains of $8.8 million.  The partial sale of our EUR denominated loan resulted in realized gains on foreign currency hedges of $2.1 million.  For the three and nine months ended September 30, 2012, we had realized gains (losses) on interest rate hedges of ($51) thousand and $0.6 million, compared realized gains on interest rate hedges of $12.3 million and $9.4 million, respectively, from the comparable prior periods.  We had no credit hedges for the three and nine months ended September 30, 2012, compared to net gains on credit hedges of $2.3 million and $3.7 million, respectively, from the prior comparable periods.

The reported and diluted per share amounts of our interest margin and expenses for the three months ended September 30, 2012 and 2011 were as follows (amounts in thousands except per share data):

	For the three month period ended September 30,
	2012		2011
	Reported Amount	Per Diluted Share	Reported Amount	Per Diluted Share
Net interest margin:
Cash coupon received from loans	$50,559	$0.43	$45,088	$0.48
Constant yield adjustments on loans(1)	5,702	0.05	6,791	0.07
Cash coupon received from mortgage-backed securities (“MBS”)	6,017	0.05	1,084	0.01
Constant yield adjustments on mortgage-backed securities(2)	10,568	0.09	5,111	0.05
Cash interest expense	(9,929)	(0.08)	(5,917)	(0.06)
Amortization of debt issuance costs	(2,101)	(0.02)	(1,404)	(0.01)
Net interest margin	60,816	0.52	50,753	0.54
Expenses:
Base management fee	8,461	0.07	6,650	0.07
Management incentive fee	2,101	0.02	432	0.01
Stock compensation - Manager	4,097	0.03	2,922	0.03
Total management fees	14,659	0.12	10,004	0.11
Transaction and dead deal costs	622	0.01	1,201	0.01
General and administrative	3,084	0.03	2,177	0.02
Total expenses	18,365	0.16	13,382	0.14
Income before other income (expenses) and income taxes	$42,451	$0.36	$37,371	$0.40

(1)         Represents the aggregate adjustments necessary to recognize income from loans on a constant yield basis, which is comprised primarily of discount accretion, but also includes the amortization of loan fees and costs.

(2)         Represents the aggregate adjustments necessary to recognize income from MBS on a constant yield basis, which is comprised primarily of discount accretion.

The reported and diluted per share amounts of our interest margin and expenses for the nine months ended September 30, 2012 and 2011 were as follows (amounts in thousands except per share data):

	For the nine month period ended September 30,
	2012		2011
	Reported Amount	Per Diluted Share	Reported Amount	Per Diluted Share
Net interest margin:
Cash coupon received from loans	$144,052	$1.33	$107,182	$1.28
Constant yield adjustments on loans(1)	35,026	0.32	18,461	0.22
Cash coupon received from mortgage-backed securities (“MBS”)	15,340	0.14	7,724	0.09
Constant yield adjustments on mortgage-backed securities(2)	25,064	0.24	12,452	0.15
Cash interest expense	(28,900)	(0.27)	(17,991)	(0.22)
Amortization of debt issuance costs	(5,445)	(0.05)	(3,732)	(0.04)
Net interest margin	185,137	1.71	124,096	1.48
Expenses:
Base management fee	23,260	0.22	17,568	0.21
Management incentive fee	7,487	0.07	1,178	0.01
Stock compensation - Manager	11,926	0.11	10,268	0.13
Total management fees	42,673	0.40	29,014	0.35
Transaction and dead deal costs	2,737	0.02	1,820	0.02
General and administrative	8,838	0.08	7,041	0.08
Total expenses	54,248	0.50	37,875	0.45
Income before other income (expenses) and income taxes	$130,889	$1.21	$86,221	$1.03

(1)

Represents the aggregate adjustments necessary to recognize income from loans on a constant yield basis, which is comprised primarily of discount accretion, but also includes the amortization of loan fees and costs.

(2)	Represents the aggregate adjustments necessary to recognize income from MBS on a constant yield basis, which is comprised primarily of discount accretion.

The overall increase in net interest margin per diluted share for the three and nine months ended September 30, 2012 over the comparable periods in the prior year was due to the deployment of more capital throughout the second half of 2011 and year-to-date 2012, and the early repayment of our GBP-denominated loan, which resulted in net additional net interest margin income of $13.1 million.  Management fees for the three and nine months ended September 30, 2012 increased from the same periods in the prior year due to the increase in core earnings per share, which resulted primarily from the early repayment of our GBP-denominated loan as mentioned above.

Cash Flows

Cash and cash equivalents increased by $30.2 million from December 31, 2011.  The increase resulted from cash provided from operating activities of $226.0 million and cash provided from financing activities of $553.7 million, offset by cash used in investing activities of $749.5 million.

The primary drivers of the cash generated from operations were cash income from loans and MBS of $159.4 million and proceeds from the sale of our loans held-for-sale.  For the nine months ended September 30, 2012, cash income from loans was $144.1 million and cash income from MBS was $15.3 million, increases from the prior comparable period of $36.9 million and $7.6 million, respectively.  The increase in cash income was primarily due to our growing investment portfolio and continued deployment of capital from the same period last year.  In March 2012, we sold our remaining held-for-sale loans into a securitization for gross cash proceeds of $132.0 million and had two partial sales of our EUR denominated loan, which resulted in a net realized gain of $7.2 million.

Net cash used in investing activities primarily related to the origination and purchase of loans and the purchase of MBS, net of loan and security principal repayments.  For the nine months ended September 30, 2012, we purchased or originated $942.7 million of loans, purchased $575.7 million of MBS and had $460.8 million of loans payoff.  For the nine months ended September 30, 2011, we purchased or originated $1,018.5 million of loans, purchased $187.1 million of MBS, had $264.6 million of loans payoff and sold $261.6 million of MBS resulting in a realized gain of $10.3 million.

Net cash used in financing activities primarily related to the borrowings and repayments under our secured financing arrangements, payment of dividends and proceeds from common stock equity offerings.  For the nine months ended September 30, 2012, we borrowed $1,370.3 million and repaid $1,164.4 million under our secured financing arrangements, paid $134.5 million in dividends to our shareholders and generated $456.7 million in net proceeds from our April 2012 common stock offering.  For the nine months ended September 30, 2011, we borrowed $1.0 billion and repaid $991.8 million under our secured financing arrangements, paid $101.3 million dividends to our shareholders, generated $475.6 million in net proceeds from our May 2011 common stock offering and paid $27.2 million in deferred offering costs from our IPO.

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

Cash and Cash Equivalents

As of September 30, 2012, we had cash and cash equivalents of $144.2 million.

Potential Liquidation of Certain RMBS and CMBS Positions

We regularly make certain investments in CMBS and RMBS. Our CMBS includes a $425.2 million investment in senior securities that are not rated, that are secured by substantially all of the assets of a worldwide operator of hotels, resorts, and timeshare properties, and which had an estimated loan-to-value ratio as of September 30, 2012 in the range of 39% - 44%. The remaining $103.8 million CMBS investment position is rated BB+. We have restricted our RMBS investments to an amount that at all times is no greater than 10% of our total assets. The portfolio generally has a duration of approximately five years and we have engaged a third party manager who specializes in RMBS to assist us in managing this portfolio. As of September 30, 2012, our investments in RMBS and CMBS are classified as available-for-sale and had a fair value of $337.9 million and $528.9 million, respectively.

Borrowings under Various Financing Arrangements

We utilize a variety of financing arrangements to finance certain assets. We generally utilize four types of financing arrangements:

1)                  Repurchase Agreements:  Repurchase agreements effectively allow us to borrow against loans and securities that we own. Under these agreements, we sell our loans and securities to a counterparty and agree to repurchase the same loans and securities from the counterparty at a price equal to the original sales price plus an interest factor. The counterparty retains the sole discretion over both whether to purchase the loan and security from us and, subject to certain conditions, the market value of such loan or security for purposes of determining whether we are required to pay margin to the counterparty. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, we would be required to repay any amounts borrowed in excess of the product of (i) the revised market value multiplied by (ii) the applicable advance rate. During the term of a repurchase agreement, we receive the principal and interest on the related loans and securities and pay interest to the counterparty. As of September 30, 2012, we had several repurchase agreements, as described in the table provided below.

2)                  Bank Credit Facilities:  We use bank credit facilities (including term loans and revolving facilities) to finance our assets. These financings may be collateralized or non-collateralized and may involve one or more lenders. Credit facilities typically have maturities ranging from two to five years and may accrue interest at either fixed or floating rates. As of September 30, 2012, we have two bank credit facilities as described in the table provided below.

3)                  Loan Sales/Syndications/Securitizations:  We seek non-recourse long-term financing from loan sales, syndications and/or securitizations of our investments in mortgage loans. The sales, syndications, and securitizations generally involve a senior portion of our loan, but may involve the entire loan. Loan sales and syndications generally involve the sale of a senior note component or participation interest to a third party lender. Securitization generally involves transferring notes to a special purpose vehicle (or the issuing entity), which then issues one or more classes of non-recourse notes pursuant to the terms of an indenture. The notes are secured by the pool of assets. In exchange for the transfer of assets to the issuing entity, we receive cash proceeds from the sale of non-recourse notes. Sales, syndications and securitizations of our portfolio investments might magnify our exposure to losses on those portfolio investments because the retained subordinate interest in any particular overall loan would be subordinate to the loan components sold and we would, therefore, absorb all losses sustained with respect to the overall loan before the owners of the senior notes experience any losses with respect to the loan in question.

Summary of Financing Facilities as of September 30, 2012 (dollar amounts in thousands):

	Wells Fargo I	Wells Fargo II	Goldman Sachs	Bank of America	Wells Fargo III	Wells Fargo IV	Goldman Sachs II	Citibank	Borrowing Base	Goldman III	Onewest Bank
Facility Type	Repurchase	Repurchase	Repurchase	Bank Credit Facility	Repurchase	Repurchase	Repurchase	Repurchase	Bank Credit Faciltiy	Repurchase	Repurchase

Revolver	No	Yes	Yes	No	Yes	No	No	Yes	Yes	No	No
Eligible Assets	Identified Loans	Identified Loans	Identified Loans	Single Borrower Secured Note	Identified RMBS	Identified Loans	Single Borrower Secured Note	Identified Loans	Identified Loans	Single Borrower Secured Note	Identified Loans
Initial Maturity	May-13	Aug-13	Dec-12	Nov-14	Mar-13	Dec-14	Aug-15	Mar-14	Aug-13	Sep-15	Jul-15
Extended Maturity (a)	N/A	Aug-15	N/A	Nov-15	N/A	Dec-16	N/A	Mar-17	Aug-16	N/A	Jul-17
Pricing	LIBOR + 3%	LIBOR + 1.75% to 6%	LIBOR +1.95% to 2.25%	LIBOR + 2.35% to 2.5%	LIBOR + 2.10%	LIBOR + 2.75%	LIBOR + 2.90%	LIBOR + 1.75% to 3.75%	LIBOR +3.25%(j)	LIBOR +3.70%	LIBOR +3.00%
Minimum Loss to Trigger a Margin Call	(b)	(b)	(e)	$0	$250	(h)	$2,000	(i)	N/A	$4,000	(k)
Maximum Advance Rate on Collateral	(c)	75%	80%	(c)	(d)	(d)	(c)	75%	100% (l)	67.9%	75%
Pledged Asset Carrying Value	$104,433	$712,660	$0	$209,242	$254,478	$252,009	$215,930	$56,690	$505,260	$234,577	$112,552
Maximum Facility Size	$69,004	$550,000	$150,000	$143,176	$175,000	$189,853	$151,108	$125,000	$250,000	$158,750	$77,351
Outstanding Balance	$69,004	$335,025	$0	$143,176	$145,089	$189,853	$151,108	$40,094	$0	$158,750	$77,351
Approved but Undrawn Capacity (f)	$0	$126,219	$0	$0	$0	$0	$0	$0	$0	$0	$0
Unallocated Financing Amount (g)	$0	$88,756	$150,000	$0	$29,911	$0	$0	$84,906	$250,000	$0	$0

(a)                                 Subject to certain conditions as defined in facility agreement.

(b)                                 35 bps of aggregate outstanding principal amount.

(c)                                  Effectively not applicable as of September 30, 2012 as there was no longer any borrowing capacity available.

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

(j)                                    Subject to borrower’s option to choose alternative benchmark based rates pursuant to the terms of the credit agreement.

(k)                                 3% of the aggregate repurchase price

(l)                                     Although 100% is the maximum advance rate, due to valuation mechanisms within the credit agreement most borrowings will be at a lower advance rate.

Summary of Total Financing Facility Ending Balances as of September 30, 2012 (amounts in thousands):

Aggregate Pledged Asset Carrying Value	$2,657,831
Aggregate Maximum Facility Size	$2,039,242
Less: Aggregate Outstanding Balance	$(1,309,450)
Aggregate Undrawn Capacity	$729,792
Aggregate Approved but Undrawn Capacity	$126,219

Variance between Average and Quarter-End Credit Facility Borrowings Outstanding

The following table compares the average amount of repurchase transactions outstanding during the quarter and the amount of repurchase transactions outstanding as of the end of each quarter, together with an explanation of significant variances:

Quarter Ended	Quarter-End Balance (in 000’s)	Weighted-Average Balance During Quarter (in 000’s)	Variance (in 000’s)	Explanations for Significant Variances
March 31, 2012	$1,308,860	$1,270,300	$38,560	(a)
June 30, 2012	$1,065,388	$1,074,612	$(9,224)	(b)
September 30, 2012	$1,309,450	$1,280,953	$28,497	(c)

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

(c)          Variance is primarily due to the following transactions: (i) paydown of $98.7 million under the Bank of America Merrill Lynch Hilton line in late August 2012 using the proceeds from the sale of three securities; (ii) various draws and repayments during the quarter, including a draw of $132.3 million, under the Second Wells Repurchase Agreement in anticipation of multiple loan closings; (iii) additional draw of $30 million under the Third Wells Repurchase Agreement to lever the RMBS acquired during the quarter; (iv) a draw of $32.2 million under the Citi Repurchase Agreement in late September 2012; and (v) an initial draw of $158.8 million on a newly created financing line.

Quarter Ended	Quarter-End Balance (in 000’s)	Weighted-Average Balance During Quarter (in 000’s)	Variance (in 000’s)	Explanations for Significant Variances
March 31, 2011	$804,558	$679,616	$124,942	(d)
June 30, 2011	$697,668	$733,743	$(36,075)	(e)
September 30, 2011	$604,308	$711,823	$(107,515)	(f)

(d)         Variance is primarily due to the following transactions:  (i) approximately $207.6 million drawn under the Second Wells Repurchase Agreement in March 2011 related to five loans that were pledged, (ii) pay-down of $12.3 million in late March 2011 using proceeds from sales of TALF securities; and (iii) $78.4 million initially drawn under the Third Wells Repurchase Agreement in mid-March 2011, of which $40.0 million was repaid at the end of March 2011 using excess proceeds from third party asset sales.

(e)          Variance is primarily due to the following transactions: (i) repayment of $158.9 million in debt concurrent with CMBS sales under the TALF financing in late June 2011; (ii) repayment of $70 million on the facility upon maturity of 10 loans under the Wells Repurchase Agreement in early April 2011; and (iii) draws of $83.9 million on the Goldman line related to six conduit loans in mid-late June of 2011.

(f)           Variance is primarily due to the following transactions: (i) repayment of $62.1 million in debt concurrent with the maturity of a loan under the Wells Repurchase Agreement in early September 2011 and (ii) a pay-down of $68.2 million in debt concurrent with two loans sold into securitization under the Second Wells Repurchase Agreement in late August 2011.

Scheduled Principal Repayments on Investment

The following scheduled and/or projected principal repayments on our investments were based upon the amounts outstanding and contractual terms of the financing facilities in effect as of September 30, 2012 (amounts in thousands):

	Scheduled Principal Repayments on Loans	Scheduled/Projected Principal Repayments on RMBS and CMBS	Projected Required Repayments of Financing	Total Scheduled Principal Repayments, net of financing
Fourth Quarter 2012	$45,711	$23,199	$(32,178)	$36,732
First Quarter 2013 (1)	99,004	23,286	(212,667)	(90,377)
Second Quarter 2013	82,380	20,932	(56,132)	47,180
Third Quarter 2013 (2)	7,861	19,175	(289,525)	(262,489)
Total	$234,956	$86,592	$(590,502)	$(268,954)

(1)

We expect to extend or otherwise refinance the Third Wells Repurchase Agreement, which is scheduled to mature in March 2013. This represents $145.1 million of the projected required repayments of financing in first quarter 2013.

(2)

We expect to extend the Second Wells Repurchase Agreement, which is scheduled to mature in August 2013. We have two one-year extension options, subject to certain conditions. This represents $282.5 million of the projected required repayments of financing in third quarter 2013.

Other Potential Sources of Financing

In the future, we may also use other sources of financing to fund the acquisition of our target assets, including other secured as well as unsecured forms of borrowing. We may also seek to raise further equity capital or issue debt securities in order to fund our future investments.

Leverage Policies

To the extent available we employ leverage, to both fund the acquisition of new investments and meet our return objectives, each within the context of our overall risk management strategy. Leverage can be either direct by utilizing private third party financing, or indirect through originating, acquiring, or retaining subordinated mortgages, B-notes, subordinated loan participations or mezzanine loans. Although the type of leverage we deploy is dependent on the underlying asset that is being financed, we intend when possible to utilize leverage whose maturity is equal to or greater than the maturity of the underlying asset. In addition, we intend to mitigate the impact of potential future interest rate increases on our borrowings through utilization of hedging instruments, primarily interest rate swap agreements.

The amount of leverage we deploy for particular investments in our target assets depends upon our Manager’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial and residential mortgage markets, our outlook for the level, slope, and volatility of interest rates, the credit quality of our assets, the collateral underlying our assets, and our outlook for asset spreads relative to the LIBOR curve. Under our current repurchase agreements and bank credit facility, our total leverage may not exceed 75%, as adjusted to remove the impact of the consolidation of variable interest entities and the treatment of bona-fide sales of financial instruments as financings, pursuant to GAAP.

Contractual Obligations and Commitments

Contractual obligations as of September 30, 2012 are as follows (amounts in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Secured financings, including interest payable	$1,370,132	$625,431	$744,701	$—	$—
Loan transfer secured borrowings	98,831	4,626	58,133	36,072	—
Loan funding obligations	128,246	27,696	84,624	15,926	—
Venture investment funding obligation (1)	1,672	1,672	—	—	—
Total	$1,598,881	$659,425	$887,458	$51,998	$—

(1)         Unfunded commitments relate to Investments in Island III-C (Centerline).

The table above does not include amounts due under our Management Agreement or derivative agreements as those contracts do not have fixed or determinable payments. Refer to Notes 8 and 9 to the condensed consolidated financial statements for obligations related to these agreements.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2012, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities.

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

The Company’s board of directors declared the following dividends in 2011 and 2012:

Ex-Dividend Date	Record Date	Announce Date	Pay Date	Amount	Frequency
9/26/2012	9/28/2012	8/3/2012	10/15/2012	$0.44	Quarterly
6/27/2012	6/29/2012	5/08/2012	7/13/2012	$0.44	Quarterly
3/28/2012	3/30/2012	2/29/2012	4/13/2012	$0.44	Quarterly
12/28/2011	12/31/2011	11/4/2011	1/13/2012	$0.44	Quarterly
9/28/2011	9/30/2011	8/2/2011	10/14/2011	$0.44	Quarterly
6/28/2011	6/30/2011	5/10/2011	7/15/2011	$0.44	Quarterly
3/29/2011	3/31/2011	3/1/2011	4/15/2011	$0.42	Quarterly

On November 6, 2012, our board of directors declared a dividend of $0.44 per share of common stock for the quarter ending December 31, 2012. The dividend is payable on January 15, 2013 to common stockholders of record on December 31, 2012.

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

Our Core Earnings for the three and nine months ended September 30, 2012 were approximately $58.7 million and $163.7 million, or $0.50 and $1.52 per diluted weighted average share, respectively. The table below provides a reconciliation of net income to Core Earnings for this period:

September 30, 2012 Reconciliation of Net Income to Core Earnings (amounts in thousands except per share data):

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Reported Amount	Per Diluted Share	Reported Amount	Per Diluted Share
Net income attributable to Starwood Property Trust, Inc.	$50,212	$0.43	$144,861	$1.34
Unrealized loss on loans held-for-sale at fair value	—	—	5,760	0.05
Unrealized gain on interest rate hedges	77	(0.00)	(9,991)	(0.09)
Other-than-temporary impairment	676	0.01	2,728	0.03
Unrealized foreign currency loss	(7,066)	(0.06)	(2,707)	(0.03)
Unrealized (gain) loss on currency hedges	8,173	0.07	13,320	0.12
Management incentive fee	2,101	0.01	7,487	0.08
Non-cash stock-based compensation	4,236	0.04	12,296	0.11
Realized other-than-temporary impairment for sold securities	—	(0.00)	(105)	(0.00)
Depreciation	78	0.00	78	0.00
Loss from effective hedge termination	325	(0.00)	(9,913)	(0.09)
Core Earnings	$58,812	$0.50	$163,814	$1.52

Effective beginning in the first quarter 2012, we slightly modified the definition of Core Earnings to allow for management to make adjustments, subject in each case to the approval of a majority of the independent directors, to Core Earnings that should be made in non-standard situations if and when they arise in order for us to calculate such earnings in a manner consistent with the objective of the measure.  During the first quarter 2012, we had such a situation.  In February 2012, our GBP-denominated loan prepaid.  At the time the loan was originally closed, we had hedged our exposure to fluctuations in the GBP/USD exchange rate through a series of foreign exchange forward contracts.  Under these derivative contracts, we sold GBP to our counterparty in exchange for USD (at a fixed exchange rate) on scheduled dates and at specified notional amounts that corresponded to the dates on which we expected to receive GBP-denominated interest and principal payments on our loan investment.  As a result of the loan being prepaid in February 2012, the foreign exchange forward contracts were no longer necessary hedges.  At that time, the hedge contracts were in a loss position to us of approximately $10 million.  In the process of negotiating the termination of the contracts, management was able to lock-in the amount of the loss by entering into new derivative contracts with a separate counterparty that had the same maturity dates and notional amounts, but wherein we would sell USD in exchange for GBP (offsetting positions).  We executed this structure as opposed to liquidating the original contracts as it was more cost effective.  However, because the original contracts remain in place, the loss has not been “realized” as that term is defined in GAAP.  As a result, while we have effectively locked-in the loss, it would not have been deducted in Core Earnings as previously defined.  Therefore, we have modified the definition of Core Earnings to allow for adjustments in non-standard situations such as this, provided that we obtain the approval for any such adjustments from a majority of our independent directors.  Adjustments subsequent to the first quarter 2012 are being made such that the appropriate amount of Core Earnings is reported as the offsetting contracts mature.

Our Core Earnings for the three and nine months ended September 30, 2011 were approximately $39.3 million and $106.8 million, or $0.42 and $1.28 per diluted weighted average share, respectively. The table below provides a reconciliation of net income to Core Earnings for this period:

September 30, 2011 Reconciliation of Net Income to Core Earnings (amounts in thousands except per share data):

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Reported Amount	Per Diluted Share	Reported Amount	Per Diluted Share
Net income attributable to Starwood Property Trust, Inc.	$14,478	$0.15	$78,349	0.94
Unrealized loss on loans held for sale at fair value	10,679	0.11	1,725	0.02
Unrealized loss on interest rate hedges	6,869	0.08	11,099	0.13
Unrealized loss (gain) on credit spread hedges	2,280	0.02	(161)	0.00
Other-than-temporary impairment	892	0.01	2,621	0.03
Unrealized foreign currency loss	9,403	0.10	4,245	0.05
Unrealized gain on currency hedge	(8,703)	(0.09)	(2,674)	(0.03)
Management Incentive Fee	432	0.01	1,178	0.01
Non-cash stock-based compensation	2,991	0.03	10,432	0.13
Core Earnings	$39,321	$0.42	$106,814	$1.28

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

At September 30, 2012, the S&P ratings of our RMBS portfolio were as follows (amounts in thousands):

S&P Rating	Carrying Value	Percentage
AA	$3,791	1.1%
A	1,039	0.3%
BBB+	145	0.1%
BBB	23,075	6.8%
BBB-	5,742	1.7%
BB+	6,653	2.0%
BB	1,511	0.4%
BB-	4,717	1.4%
B+	38,227	11.4%
B	3,533	1.0%
B-	25,834	7.6%
CCC	178,537	52.9%
CC+	14,692	4.3%
CC	994	0.3%
D	28,691	8.5%
NR	719	0.2%
Total RMBS	$337,900	100.0%

As of September 30, 2012, $425.2 million of CMBS were not rated, which represented debt secured by substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties and which had an estimated loan-to-value ratio in the range of 39%-44% as of September 30, 2012. The remaining $103.8 CMBS investment position is rated BB+.

At December 31, 2011, the S&P ratings of our RMBS portfolio were as follows (amounts in thousands):

S&P Rating	Carrying Value	Percentage
AA+	$86	0.1%
AA	1,223	0.7%
AA-	5,396	3.3%
A	4,835	2.9%
A-	3,376	2.0%
BBB+	5,558	3.4%
BBB	121	0.1%
BB+	4,513	2.7%
BB	3,987	2.4%
BB-	4,400	2.7%
B+	5,293	3.2%
B	5,405	3.3%
B-	9,110	5.5%
CCC	99,446	60.3%
CC	6,344	3.8%
D	3,583	2.2%
NR	2,272	1.4%
Total MBS	$164,948	100.0%

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

During 2010, we entered into a series of forward contracts whereby we agreed to sell an amount of GBP for an agreed-upon amount of USD at various dates through October 2013. These forward contracts were executed to fix the USD amount of GBP denominated cash flows we expect to receive from our GBP-denominated loan.  During the first quarter of 2012, the GBP-denominated loan was prepaid.  As a result of the loan being prepaid in February 2012, the foreign exchange forward contracts were no longer necessary hedges. At that time, the hedge contracts were in a loss position to us of approximately $10.0 million. In the process of negotiating the termination of the contracts, management was able to lock-in the amount of the loss by entering into new derivative contracts with a separate counterparty that had the same maturity dates and notional amounts, but wherein we would sell USD in exchange for GBP (offsetting positions). We executed this structure as opposed to liquidating the original contracts as it was more cost effective.  As of September 30, 2012, we had a $103.8 million GBP-denominated CMBS investment (using the September 30, 2012 spot rate of 1.6167). During the first three months of 2012, we entered into a series of forward contracts whereby we agreed to sell an amount of GBP for an agreed-upon amount of USD at various dates through March 2016. These forward contracts were executed to fix the USD amount of GBP-denominated cash flows we expect to receive from our GBP-denominated CMBS investment.  As of September 30, 2012, the GBP hedging strategies above resulted in 13 foreign exchange forward sales contracts with a total notional value of $180.9 million and 6 such foreign exchange forward purchase contracts with a total notional value of USD $59.7 million (using the September 30, 2012 spot rate of 1.6167) .

As of September 30, 2012, we had a $29.1 million EUR-denominated loan investment (using the September 30, 2012 spot rate of 1.2860). During 2011, we entered into a series of forward contracts whereby we agree to sell an amount of EUR for an agreed upon amount of USD at various dates through June 2014. These forward contracts were executed to economically fix the USD amount of EUR-denominated cash flows expected to be received by us related to our mezzanine loan in Germany. As of September 30, 2012, we had 8 such foreign exchange forward contracts with a total notional value of USD $21.5 million (using the September 30, 2012 spot rate of 1.2860).

As of September 30, 2012, we had a $72.2 million EUR-denominated loan investment (using the September 30, 2012 spot rate of 1.2860). During 2012, we entered into a series of forward contracts whereby we agree to sell an amount of EUR for an agreed upon amount of USD at various dates through January 2014. These forward contracts were executed to economically fix the USD amount of EUR-denominated cash flows expected to be received by us related to our loan in Luxembourg. As of September 30, 2012, we had 6 such foreign exchange forward contracts with a total notional value of USD $51.6 million (using the September 30, 2012 spot rate of 1.2860).

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

Changes to Internal Control Over Financial Reporting.  No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three month period ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

Currently, no material legal proceedings are pending, threatened, or to our knowledge, contemplated against us.

Item 1A.    Risk Factors.

There have been no material changes to the risk factors previously disclosed in our Form 10-Q for the quarterly period ended June 30, 2012, which was filed with the SEC on August 8, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On August 15, 2012, we granted 50,203 shares of common stock to the Manager at a price of $22.61 per share as satisfaction of 50% of the incentive compensation due to the Manager as required by the Management Agreement.  The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD PROPERTY TRUST, INC.

Date: November 7, 2012	By:	/s/ Barry S. Sternlicht
Barry S. Sternlicht
Chief Executive Officer Principal Executive Officer

Date: November 7, 2012	By:	/s/ Perry Stewart Ward
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