Form 10-K
period 2012-12-31
STARWOOD PROPERTY TRUST, INC.
filed 2013-02-27
CIK 1465128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer, large accelerated filer, and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2012, the aggregate market value of the voting stock held by non-affiliates was $2,437,849,786 based on the reported last sale price of our common stock on June 30, 2012. Shares of our common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that persons are affiliates for any other purposes.

         The number of shares of the issuer's common stock, $0.01 par value, outstanding as of February 26, 2013 was 135,499,506.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Definitive Proxy Statement to be filed on or about April 1, 2013 (the "Proxy Statement") are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

  •
  the Company's ability to complete its pending acquisition of LNR Property LLC, a Delaware limited liability company ("LNR"), as described below and the performance of LNR subsequent to the acquisition;

  •
  the Company's ability to integrate LNR into its business and achieve the benefits that the Company anticipates from its acquisition of LNR;

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

  •
  changes in interest rates;

  •
  changes in the exchange rates between the U.S. dollar and the respective currencies for the Company's non-U.S. dollar denominated investments; and

  •
  the availability of and costs associated with sources of liquidity.

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

PART I

Item 1.    Business.

        The following description of our business should be read in conjunction with the information included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2012. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in "Risk Factors" and elsewhere in this Annual Report on Form 10-K. References in this Annual Report on Form 10-K to "we," "our," "us," or the "Company," refer to Starwood Property Trust, Inc. All amounts are in thousands (000's) except share and per share data.

General

        Starwood Property Trust, Inc. is a Maryland corporation that commenced operations on August 17, 2009, upon the completion of our initial public offering. We are focused on originating, investing in, financing and managing commercial mortgage loans and other commercial real estate debt investments, commercial mortgage-backed securities ("CMBS"), and other commercial real estate-related debt investments. We collectively refer to commercial mortgage loans, other commercial real estate debt investments, CMBS, and other commercial real estate-related debt investments as our target assets. We also invest in residential mortgage-backed securities ("RMBS") and residential REO and non-performing loans, and may invest in commercial properties subject to net leases. As market conditions change over time, we may adjust our strategy to take advantage of changes in interest rates and credit spreads as well as economic and credit conditions. Our objective is to provide attractive risk-adjusted total returns to our investors over the long term, primarily through dividends and secondarily through capital appreciation. In order to achieve these objectives, we focus on asset selection and the relative value of various sectors within the debt market to construct a diversified investment portfolio designed to produce attractive returns across a variety of market conditions and economic cycles. We employ leverage, to the extent available, to fund the acquisition of our target assets, increase potential returns to our stockholders and meet our return objectives. Leverage can either be direct by utilizing private third-party financing, or indirect through originating, acquiring, or retaining subordinated mortgages, B-Notes, subordinated loan participations or mezzanine loans. Under our current repurchase agreements and bank credit facility, our total leverage may not exceed 75%, excluding the impact of bona-fide loan sales that must be accounted for as financings and consolidating any variable interest entities pursuant to accounting principles generally accepted in the United States of America ("GAAP"). We are organized as a holding company and conduct our business primarily through our various subsidiaries.

        We are externally managed and advised by SPT Management, LLC (our "Manager") pursuant to the terms of a management agreement. Our Manager is controlled by Barry Sternlicht, our Chairman and Chief Executive Officer. Our Manager is an affiliate of Starwood Capital Group, a privately-held private equity firm founded and controlled by Mr. Sternlicht. Since its inception in 1991, Starwood Capital Group (including Starwood Capital-named affiliates controlled by Mr. Sternlicht) has sponsored numerous opportunistic funds, including dedicated debt funds, dedicated hotel funds and standalone and co-investment partnerships.

        On January 23, 2013, we entered into a Unit Purchase Agreement with LNR Property, LLC ("LNR"), Aozora Investments LLC, CBR I LLC, iStar Marlin LLC, Opps VIIb LProp, L.P., and VNO LNR Holdco LLC, pursuant to which we agreed to acquire all the outstanding equity interests of LNR. LNR is a diversified real estate investment, management, finance and development company whose principal line of business is serving as a special servicer for CMBS transactions. The acquisition of LNR has not been completed, and accordingly this Annual Report on Form 10-K and the consolidated financial statements included herein do not reflect the results of LNR's business.

        We have elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2009. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we meet certain asset, income, and stock ownership tests to qualify as a REIT, and annually distribute all of our taxable income to stockholders. We also operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the "1940 Act").

        Our corporate headquarters office is located at 591 West Putnam Avenue, Greenwich, Connecticut, and our telephone number is (203) 422-8100.

Investment Strategy

        We seek to attain attractive risk adjusted returns for our investors over the long term by sourcing and managing a diversified portfolio of target assets, financed in a manner that is designed to deliver attractive returns across a variety of market conditions and economic cycles. Our investment strategy focuses on a few fundamental themes:

  •
  origination and acquisition of real estate debt assets with an implied basis sufficiently low to weather significant declines in asset values;

  •
  focus on real estate markets and assets classes with strong supply and demand fundamentals and/or barriers to entry;

  •
  structuring and financing each transaction in a manner that reflects the risk of the underlying asset's cash flow stream and credit risk profile, and efficiently manages and maintains the transaction's interest rate and currency exposures at levels consistent with management's risk objectives;

  •
  seeking situations where our size, scale, speed, and sophistication allow us to position ourselves as a "one-stop" lending solution for real estate owner/operators;

  •
  utilizing the skills, expertise, and contacts developed by our M over the past twenty plus years as one of the premier global real estate investment managers to correctly anticipate trends and identify attractive risk adjusted investment opportunities in U.S. and European real estate debt capital markets; and

  •
  utilizing the skills, expertise, and infrastructure we anticipate acquiring through our recently announced planned acquisition of LNR (see detail provided below), a market leading diversified real estate investment management and loan servicing company, to expand and diversify our presence in various segments of real estate lending and debt securities, including:

  •
  origination of small and medium sized loan transactions ($10 to $50mm) for both investment and securitization/gain-on-sale;

  •
  investment in commercial mortgage backed securities; and

  •
  special servicing of commercial real estate loans in commercial real estate securitization transactions.

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

        On January 23, 2013, we entered into a Unit Purchase Agreement with LNR, Aozora Investments LLC, CBR I LLC, iStar Marlin LLC, Opps VIIb LProp, L.P., and VNO LNR Holdco LLC, pursuant to which we agreed to acquire all the outstanding equity interests of LNR. LNR is a diversified real estate investment, management, finance and development company whose principal line of business is serving as a special servicer for CMBS transactions. Under the terms of the transaction, we will acquire the following LNR business segments for a total cash purchase price of

$843 million. The remainder of the LNR businesses, totaling approximately $206 million, will be acquired by an investment fund controlled by an affiliate of our Manager:

  •
  U.S. Special Servicer—A U.S. special servicer of commercial loans with approximately $133.6 billion in loans under management and real estate owned as of December 31, 2012;

  •
  U.S. Investment Securities Portfolio—a portfolio of whole loans, CMBS and collateralized debt obligation ("CDO") investments;

  •
  Archetype Mortgage Capital—a commercial real estate conduit loan origination platform;

  •
  Archetype Financial Institution Services—an acquirer, manager, and servicer of portfolios of small balance commercial loans;

  •
  LNR Europe—consists of Hatfield Philips, a wholly-owned subsidiary that is an independent primary and special servicer in Europe, and a non-controlling interest in LNR European Investment Fund, a European CRE debt fund; and

  •
  Auction.com—50 percent of LNR's interest in a real estate exchange selling residential and commercial real estate via auction.

Financing Strategy

        Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from registering under the 1940 Act, we may finance the acquisition of our target assets, to the extent available to us, through the following methods:

  •
  sources of private financing, including long and short-term repurchase agreements and warehouse and bank credit facilities;

  •
  loan sales, syndications, and/or securitizations; and

  •
  public offerings of our equity and/or debt securities.

        We may also utilize other sources of financing to the extent available to us.

Our Target Assets

        We invest in target assets secured primarily by U.S. collateral. We focus primarily on originating or opportunistically acquiring commercial mortgage whole loans, B-notes, mezzanine loans, preferred equity and mortgage-backed securities. We may invest in performing and non-performing mortgage loans and other real estate-related loans and debt investments. We may acquire target assets through portfolio or other acquisitions. Our Manager targets markets where it has a view on the expected cyclical recovery as well as expertise in the real estate collateral underlying the assets being acquired. Our target assets include the following types of loans and other investments with respect to commercial real estate:

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

  •
  unrated corporate bonds.

        We have also invested in the following types of loans and other debt investments relating to residential real estate:

  •
  Non-Agency RMBS:  securities collateralized by residential mortgage loans that are not guaranteed by any U.S. Government agency or federally chartered corporation;

  •
  Real estate owned (REO):  residential real estate that is primarily comprised of single family homes; and

  •
  Residential mortgage loans:  loans secured by a first mortgage lien on residential property;

        In addition, we may invest in the following real estate related investments:

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

Our Portfolio

Investment Activities

        The following table sets forth the amount of each category of investments we owned across various property types (1) as of December 31, 2012 (amounts in thousands):

Investment	Carrying Value	Face Amount	% Owned	Financing	Net Investment	Weighted Average Rating		Vintage
First mortgages
Loan acquisitions	$520,219	$551,912	100%	$321,976	$198,243	N/A		1989–2012
Loan originations	1,027,349	1,036,808	100%	405,628	621,721	N/A		2009–2012

Total first mortgages	1,547,568	1,588,720		727,604	819,964

Subordinated mortgage loans and mezzanine loans
Loan acquisitions	620,700	673,421	100%	209,975	410,725	N/A		1999–2012
Loan originations	834,128	836,919	100%	2,000	832,128	N/A		2009–2013

Total subordinated debt	1,454,828	1,510,340		211,975	1,242,853
Loan loss allowance	(2,061)	—		—	(2,061)	N/A		N/A
CMBS—AFS(2)	529,434	519,575	100%	291,004	238,430	BB+	(3)	2010–2012
RMBS—AFS(2)	333,153	489,220	100%	163,122	170,031	B-		2003–2007
Other Investments	221,983	221,983	100%	—	221,983	N/A		N/A

	$4,084,905	$4,329,838		$1,393,705	$2,691,200

(1)
Refer to Schedule IV for details of property type.

(2)
Commercial and residential mortgage-backed, available-for-sale ("AFS") securities.

(3)
This rating, which was provided by Standard & Poor's Ratings Services, Inc. ("S&P"), relates to one position that represents 20.4% of the CMBS carrying value. The remaining 79.6% were securities where the obligors are certain special purpose entities that were formed to hold substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties; the securities are not rated but the loan-to-value ratio was estimated to be in the range of 39%-44% at December 31, 2012.

        As of December 31, 2012, the Company's total investment portfolio, excluding other investments, had the following characteristics based on carrying values:

Collateral Property Type		Geographic Location
Hospitality	45.3%	West	23.9%
Office	17.6%	North East	22.8%
Retail	15.7%	South East	16.5%
Residential	8.6%	Mid Atlantic	12.7%
Industrial	2.5%	Midwest	9.2%
Mixed Use	3.5%	International	9.2%
Multi-family	2.1%	South West	5.7%
Other	4.7%

	100.0%		100.0%

        The following table sets forth the amount of each category of investments we owned across various property types as of December 31, 2011 (amounts in thousands):

Investment	Carrying Value	Face Amount	% Owned	Financing	Net Investment	Weighted Average Rating		Vintage
First mortgages
Loan acquisitions	$652,349	$694,600	100%	$332,191	$320,158	N/A		1989–2011
Loan originations	729,171	727,414	100%	451,092	278,079	N/A		2009–2011

Total first mortgages(1)	1,381,520	1,422,014		783,283	598,237

Subordinated loans and mezzanine loans
Loan acquisitions	649,864	713,679	100%	167,854	482,010	N/A		1999–2011
Loan originations	416,124	416,327	100%	—	416,124	N/A		2009–2011

Total subordinated debt	1,065,988	1,130,006		167,854	898,134
Loan loss allowance	—	—		—	—	N/A		N/A
CMBS—AFS(2)	176,786	195,842	100%	119,004	57,782	NR	(4)	2010
RMBS—AFS(2)	164,948	263,754	100%	86,575	78,373	B-		2003–2007
Other investments	44,379	44,379	100%	—	44,379	N/A		N/A

	$2,833,621	$3,055,955		$1,156,716	$1,676,905

(1)
Includes loans held-for-sale at fair value.

(2)
Commercial and residential mortgage-backed AFS securities.

        As of December 31, 2011, the Company's total investment portfolio had the following characteristics based on carrying values:

Collateral Property Type		Geographic Location
Hospitality	39.9%	West	23.5%
Office	20.1%	North East	12.5%
Retail	21.0%	South East	19.0%
Residential	5.9%	Mid Atlantic	19.7%
Industrial	3.8%	Midwest	12.9%
Mixed Use	5.6%	International	7.6%
Multi-family	3.3%	South West	4.8%
Other	0.4%

	100.0%		100.0%

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

Loans

        Our primary focus has been to build a portfolio of commercial mortgage and mezzanine loans at attractive risk adjusted returns by focusing on the underlying real estate fundamentals and credit analysis of the borrowers. During the year ended December 31, 2012, we originated 22 loans and acquired 4 loans, as summarized below (amounts in thousands):

Investment	Equity Funded	Principal Balance	Weighted Average Coupon at Closing
First mortgages held for investment	$855,260	$551,757	4.25%
Subordinated mortgages held for investment	84,342	83,342	10.73%
Mezzanine loans held for investment	702,735	705,135	7.37%

Total loans originated or acquired in current year	$1,642,337	$1,340,234

        We continually monitor borrower performance and complete a detailed, loan-by-loan formal credit review on a quarterly basis. The results of this review are incorporated into our quarterly assessment of the adequacy of the allowance for loan losses. As of December 31, 2012, none of our loans was delinquent.

Mortgage-Backed Securities

        During the year ended December 31, 2012, we invested $372.3 million in various CMBS. As of March 31, 2012, we had a debt investment secured by substantially all of a worldwide operator of hotels, resorts and timeshare properties this investment was comprised of $115.1 million of loans and $387.6 million in securities. On April 16, 2012 the remaining $115.1 million of loans were converted to securities. The $421.8 million floating rate CMBS pay a spread of 2.3% over the index, which is the one month London Interbank Offered Rate ("LIBOR"). In the event of full extension, the spread over the index will increase from the current 2.3% to 3.8%. As of December 31, 2012, the weighted-average coupon of all CMBS is 4.3%. The $97.8 million fixed rate CMBS pay a coupon of 11.6%.

        During the year ended December 31, 2012, we invested $96.8 million in RMBS, net of sales and principal payments received. As of December 31, 2012, we held 78 RMBS positions.

        The table below represents the summary of our investments in mortgage backed securities ("MBS") as of December 31, 2012 (amounts in thousands):

				Unrealized Gains or (Losses) Recognized in Accumulated Other Comprehensive (Loss) Income
December 31, 2012	Purchase Amortized Cost	Credit OTTI	Recorded Amortized Cost	Non-Credit OTTI	Unrealized Gains	Unrealized Losses	Net Fair Value Adjustment	Fair Value
CMBS	$498,064	$—	$498,064	$—	$31,370	$—	$31,370	$529,434
RMBS	293,321	(10,194)	283,127	—	50,717	(691)	50,026	333,153

Total	$791,385	$(10,194)	$781,191	$—	$82,087	$(691)	$81,396	$862,587

December 31, 2012	Weighted-Average Coupon(1)	Weighted-Average Rating		Weighted-Average Life ("WAL") (Years)(3)
CMBS	4.3%	BB+	(2)	3.4
RMBS	1.1%	CCC+		5.4

(1)
Generally calculated using the December 31, 2012 one-month LIBOR rate of 0.2087%.

(2)
This rating, which was provided by S&P, relates to one position that represents 20.4% of the CMBS carrying value. The remaining 79.6% were securities where the obligors are certain special purpose entities that were formed to hold substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties; the securities are not rated but the loan-to-value ratio was estimated to be in the range of 39%-44% at December 31, 2012.

(3)
Represents the WAL of each respective group of MBS. The WAL of each individual security is calculated as a fraction, the numerator of which is the sum of the timing (in years) of each expected future principal payment multiplied by the balance of the respective payment, and with a denominator equal to the sum of the expected principal payments. This calculation was made as of December 31, 2012. Assumptions for the calculation of the WAL are adjusted as necessary for changes in projected principal repayments and/or maturity dates of the MBS

        The table below represents the summary of our MBS as of December 31, 2011 (amounts in thousands):

				Unrealized Gains or (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)
December 31, 2011	Purchase Amortized Cost	Credit OTTI	Recorded Amortized Cost	Non-Credit OTTI	Unrealized Gains	Unrealized Losses	Net Fair Value Adjustment	Fair Value
CMBS	$177,353	$—	$177,353	$—	$—	$(567)	$(567)	$176,786
RMBS	170,424	(6,001)	164,423	(1,310)	3,367	(1,532)	525	164,948

Total	$347,777	$(6,001)	$341,776	$(1,310)	$3,367	$(2,099)	$(42)	$341,734

December 31, 2011	Weighted-Average Coupon(1)	Weighted-Average Rating		Weighted-Average Life ("WAL") (Years)(3)
CMBS	2.1%	NR	(2)	3.5
RMBS	1.0%	B-		4.8

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

        As of December 31, 2012, 30.1% of our investments were comprised of fixed rate loans and securities with a weighted-average coupon of 9.4% and weighted-average life of 3.9 years, whereas 64.8% of our investments were comprised of variable rate loans and securities with a LIBOR based index with a weighted-average spread of 4.8% and weighted-average life of 4.1 years and 5.1% of our investments represented other investments.

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

Summary of Maturities

        As of December 31, 2012, our loan and CMBS portfolios had a weighted-average maturity of 3.75 years, based on management's judgment of extension options being exercised. The table below shows the carrying value expected to mature annually over the next ten years for our investments in loans and CMBS (amounts in thousands, except number of investments maturing).

Year of Maturity	Number of Investments Maturing(1)	Carrying Value	% of Total
2013	9	$148,472	4.2%
2014	15	353,721	10.0%
2015	16	796,533	22.6%
2016	31	758,764	21.5%
2017	44	1,063,124	30.1%
2018	14	250,662	7.0%
2019	2	28,351	0.8%
2020	2	48,961	1.4%
2021	2	5,949	0.2%
2022 and thereafter	12	77,293	2.2%

Total	147	$3,531,830	100.0%

(1)
Excludes other investments and RMBS.

Regulation

        Our operations are subject, in certain instances, to supervision and regulation by state and federal governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things: (1) regulate credit granting activities; (2) establish maximum interest rates, finance charges and other charges; (3) require disclosures to customers; (4) govern secured transactions; and (5) set collection, foreclosure, repossession and claims handling procedures and other trade practices. Although most states do not regulate commercial finance, certain states impose limitations on interest rates and other charges and on certain collection practices and creditor remedies, and require licensing of lenders and financiers and adequate disclosure of certain contract terms. We are also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to commercial loans. We intend to conduct our business so that neither we nor any of our subsidiaries are required to register as an investment company under the 1940 Act.

        In the judgment of management, existing statutes and regulations have not had a material adverse effect on our business. In the wake of the recent financial crisis, legislators in the U.S. and in other countries have said that greater regulation of financial services firms is needed, particularly in areas such as risk management, leverage and disclosure. While we expect that new regulations in these areas will be adopted in the future, it is not possible at this time to forecast the exact nature of any future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition or results of operations or prospects.

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

        Our Manager draws upon the experience and expertise of Starwood Capital Group's team of professionals and support personnel operating in eleven cities across six countries. Our Manager also benefits from Starwood Capital Group's dedicated asset management group operating in offices located in the U.S. and abroad. We also benefit from Starwood Capital Group's portfolio management, finance and administration functions, which address legal, compliance, investor relations and operational matters, asset valuation, risk management and information technologies in connection with the performance of our Manager's duties.

Taxation of the Company

        We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), for federal income tax purposes. We generally must distribute annually at least 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Code, which relate to organizational structure, diversity of stock ownership and certain restrictions with regard to owned assets and categories of income. If we qualify for taxation as a REIT, we will generally not be subject to U.S. federal corporate income tax on our taxable income that is currently distributed to stockholders.

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

        We formed several taxable REIT subsidiaries ("TRS") since 2010 to reduce the impact of the prohibited transaction tax and to avoid penalty for the holding of assets not qualifying as real estate assets for purposes of the REIT asset tests. Any income associated with a TRS is fully taxable because a TRS is subject to federal and state income taxes as a domestic C corporation based upon its net income.

        See Item 1A—"Risk Factors—Risks Related to Our Taxation as a REIT" for additional tax status information.

Leverage Policies

        We employ leverage, to the extent available, to fund the acquisition of our target assets, increase potential returns to our stockholders and meet our return objectives. Although we are not required to maintain any particular minimum leverage ratio, the amount of leverage we deploy for particular investments in our target assets depends upon our Manager's assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial and residential mortgage markets, our outlook for the level, slope, and volatility of interest rates, the credit quality of our assets, the collateral underlying our assets, and our outlook for asset spreads relative to the LIBOR curve. Under our current repurchase agreements and bank credit facility, our total leverage may not exceed 75%, excluding the impact of bona-fide loan sales that must be accounted for as financings and consolidating any variable interest entities pursuant to GAAP. As of December 31, 2012, our ratio of total debt to loans and MBS investments was 34.6%.

Investment Guidelines

        Our board of directors has adopted the following investment guidelines:

  •
  our investments will be in our target assets unless otherwise approved by the board of directors;

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

        Information regarding our revenue, profit and losses and assets is set forth under Item 12 of this Annual Report on Form 10-K.

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

        We offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager's officers and key personnel. The initial term of our management agreement with our Manager, and the initial term of the investment advisory agreement between our Manager and Starwood Capital Group Management, LLC expired on August 17, 2012, with automatic one-year renewals thereafter. If the management agreement and the investment advisory agreement are terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

There are various conflicts of interest in our relationship with Starwood Capital Group, including our Manager, which could result in decisions that are not in the best interests of our stockholders.

        We are subject to conflicts of interest arising out of our relationship with Starwood Capital Group, including our Manager. Specifically, Mr. Sternlicht, our Chairman and Chief Executive Officer, Jeffrey G. Dishner, one of our directors, and certain of our executive officers are executives of Starwood Capital Group. Our Manager and executive officers may have conflicts between their duties to us and their duties to, and interests in, Starwood Capital Group and its other investment funds. Currently, Starwood Global Opportunity Fund VIII, Starwood Global Opportunity Fund IX and Starwood Capital Hospitality Fund II Global, (collectively, the "Starwood Private Real Estate Funds"), collectively have the right to invest 25% of the equity capital proposed to be invested by any investment vehicle managed by an entity controlled by Starwood Capital Group in debt interests relating to real estate. Our co-investment rights are subject to, among other things, (i) the determination by our Manager that the proposed investment is suitable for us, and (ii) our manager's sole discretion as to whether or not to exclude from our investment portfolio at any time any "medium-term loan to own" investment, which our Manager considers to be mortgage loans or other real estate-related loan or debt investments where the proposed originator or acquirer of any such investment has the intent and/or expectation of foreclosing on, or otherwise acquiring the real property securing the loan or investment at any time between 18 and 48 months of its origination or acquisition of the loan or investment. In addition, in the case of opportunities to invest in a portfolio of assets including both equity and debt real estate related investments, we would not have the co-investment rights described above if our Manager determines that less than 50% of the aggregate anticipated investment returns from the portfolio is expected to come from our target assets. Since we are subject to the judgment of our Manager in the application of our co-investment rights, we may not always be allocated 75% of each co-investment opportunity in our target asset classes. Our independent directors periodically review our Manager's and Starwood Capital Group's compliance with the co-investment provisions described above, but they do not approve each co-investment by the Starwood Private Real Estate Funds and us unless the amount of capital we invest in the proposed co-investment otherwise requires the review and approval of our independent directors pursuant to our investment guidelines. Pursuant to the exclusivity provisions of the Starwood Private Real Estate Funds, our investment strategy may not include either (i) equity interests in real estate or (ii) "near-term loan to own" investments, in each case (of both (i) and (ii)) if such investments are expected, at the time such investment is made, to produce an internal rate of return (IRR) in excess of 14%. Therefore, our board of directors does not have the flexibility to expand our investment strategy to include equity interests in real estate or "near-term loan to own" investments with such an IRR expectation. Our Manager, Starwood Capital Group and their respective affiliates may sponsor or manage a U.S. publicly traded investment vehicle that invests generally in real estate assets but not primarily in our target assets, or a potential competing vehicle. Our Manager and Starwood Capital Group have also agreed that for so long as the management agreement is in effect and our Manager and Starwood Capital Group are under common control, no entity controlled by Starwood Capital Group will sponsor or manage a potential competing vehicle or private or foreign competing vehicle, unless Starwood Capital Group adopts a policy that either (i) provides for the fair and equitable allocation of investment opportunities among all such vehicles and us, or (ii) provides us the right to co-invest with such vehicles, in each case subject to the suitability of each investment opportunity for the particular vehicle and us and each such vehicle's and our availability of cash for investment. To the extent that we have co-investment rights with these vehicles in the future, there can be no assurance that these future rights will entitle us to a similar percentage allocation as we currently have with respect to the Starwood Private Real Estate Funds. To the extent that our manager and Starwood Capital Group adopt an investment allocation policy in the future, we may nonetheless compete with these vehicles for investment opportunities sourced by our Manager and Starwood Capital Group. As a result, we may either not be presented with the opportunity or may have to compete with these vehicles to acquire these investments. Some or all of our executive officers, the members of the investment committee of our Manager and other key personnel of our Manager would likely be responsible for selecting investments for these vehicles and they may choose to allocate favorable investments to one or more of these vehicles instead of to us.

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

        Certain of our executive officers and three of our seven directors are executives of Starwood Capital Group. Our management agreement with our Manager was negotiated between related parties and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

        Termination of the management agreement with our Manager without cause is difficult and costly. Our independent directors will review our Manager's performance and the management fees annually and the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors based upon: (i) our Manager's unsatisfactory performance that is materially detrimental to us, or (ii) a determination that the management fees payable to our Manager are not fair, subject to our Manager's right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager will be provided 180 days prior notice of any such a termination. Additionally, upon such a termination, the management agreement provides that we will pay our manager a termination fee equal to three times the sum of the average annual base management fee and incentive fee received by our Manager during the prior 24-month period before such termination, calculated as of the end of the most recently completed fiscal quarter. These provisions may increase the cost to us of terminating the management agreement and adversely affect our ability to terminate our Manager without cause.

        The initial term of our management agreement with our Manager, and the initial term of the investment advisory agreement between our Manager and Starwood Capital Group Management, LLC expired on August 17, 2012, with automatic one-year renewals thereafter; provided, however, that our Manager may terminate the management agreement annually upon 180 days prior notice. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

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

        Core earnings is a non-GAAP measure and is defined as GAAP net income (loss) excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization of real estate (to the extent that we own properties), any unrealized gains, losses or other non-cash items recorded in net income for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors.

Our conflicts of interest policy may not adequately address all of the conflicts of interest that may arise with respect to our investment activities and also may limit the allocation of investments to us.

        In order to avoid any actual or perceived conflicts of interest with our Manager, Starwood Capital Group or any of the Starwood parties, we have adopted a conflicts of interest policy to specifically address some of the conflicts relating to our investment opportunities. Although under this policy the approval of a majority of our independent directors is required to approve (i) any purchase of our assets by any of the Starwood parties and (ii) any purchase by us of any assets of any of the Starwood parties, there is no assurance that this policy will be adequate to address all of the conflicts that may arise or will address such conflicts in a manner that results in the allocation of a particular investment opportunity to us or is otherwise favorable to us. In addition, the Starwood Private Real Estate Funds currently, and additional competing vehicles may in the future, participate in some of our investments, possibly at a more senior level in the capital structure of the underlying borrower and related real estate than our investment. Our interests in such investments may also conflict with the interests of these funds in the event of a default or restructuring of the investment. Participating investments will not be the result of arm's length negotiations and will involve potential conflicts between our interests and those of the other participating funds in obtaining favorable terms. Since certain of our executives are also executives of Starwood Capital Group, the same personnel may determine the price and terms for the investments for both us and these funds and there can be no assurance that any procedural protections, such as obtaining market prices or other reliable indicators of fair value, will prevent the consideration we pay for these investments from exceeding their fair value or ensure that we receive terms for a particular investment opportunity that are as favorable as those available from an independent third party.

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

        Our business is highly dependent on communications and information systems of Starwood Capital Group. Any failure or interruption of Starwood Capital Group's systems could cause delays or other problems, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

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

        In addition, the events of September 11, 2011 created significant uncertainty regarding the ability of real estate owners of high profile assets to obtain insurance coverage protecting against terrorist attacks at commercially reasonable rates, if at all. With the enactment of the Terrorism Risk Insurance Act of 2002 (the "TRIA") and the subsequent enactment of the Terrorism Risk Insurance Program Reauthorization Act of 2007, which extended the TRIA through the end of 2014, insurers must make terrorism insurance available under their property and casualty insurance policies, but this legislation does not regulate the pricing of such insurance. The absence of affordable insurance coverage may adversely affect the general real estate lending market, lending volume and the market's overall liquidity and may reduce the number of suitable investment opportunities available to us and the pace at which we are able to make investments. If the properties underlying our interests are unable to obtain affordable insurance coverage, the value of our interests could decline, and in the event of an uninsured loss, we could lose all or a portion of our investment.

We have not established a minimum distribution payment level and no assurance can be given that we will be able to make distributions to our stockholders in the future at current levels or at all.

        We are generally required to distribute to our stockholders at least 90% of our taxable income each year for us to qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, which requirement we currently intend to satisfy through quarterly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. We have not established a minimum distribution payment level, and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors contained in or incorporated by reference into this prospectus supplement and the accompanying prospectus. Although we have made, and anticipate continuing to make, quarterly distributions to our stockholders, our board of directors has the sole discretion to determine the timing, form and amount of any future distributions to our stockholders, and such determination will depend on our earnings, our financial condition, debt covenants, maintenance of our REIT qualification and other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to continue to pay distributions to our stockholders:

  •
  the profitability of the investment of the net proceeds from our equity offerings;

  •
  our ability to make profitable investments;

  •
  margin calls or other expenses that reduce our cash flow;

  •
  defaults in our asset portfolio or decreases in the value of our portfolio; and

  •
  the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

        As a result, no assurance can be given that we will be able to continue to make distributions to our stockholders in the future or that the level of any future distributions we do make to our stockholders will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect us.

        In addition, distributions that we make to our stockholders are generally taxable to our stockholders as ordinary income. However, a portion of our distributions may be designated by us as long-term capital gains to the extent that they are attributable to capital gain income recognized by us or may constitute a return of capital to the extent that they exceed our earnings and profits as determined for tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder's investment in our common stock.

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

        Our outstanding indebtedness currently includes our credit agreement, our repurchase agreements, and our convertible notes. Subject to market conditions and availability, we may incur additional debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities and structured financing arrangements, public and private debt issuances (refer to Note 16 of the 2012 consolidated financial statements for disclosure of our debt offering subsequent to December 31, 2012) and derivative instruments, in addition to transaction or asset specific funding arrangements. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders and the lenders' and rating agencies' estimate of the stability of our investment portfolio's cash flow. Our governing documents contain no limitation on the amount of debt we may incur. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. However, under our current repurchase agreements and bank credit facility, our total leverage may not exceed 75% of total assets (as defined therein), as adjusted to remove the impact of bona-fide loan sales that are accounted for as financings and the consolidation of variable interest entities pursuant to GAAP. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

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

  •
  we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, stockholder distributions or other purposes; and

  •
  we may not be able to refinance debt that matures prior to the investment it was used to finance on favorable terms, or at all.

We are subject to margin calls from our lenders under our financing facilities.

        Subject to certain conditions, our credit facility lenders retain the sole discretion over the market value of loans and/or securities that serve as collateral for the borrowings under our financing facilities for purposes of determining whether we are required to pay margin to such lenders.

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

A failure to comply with restrictive covenants in our repurchase agreements and financing facilities would have a material adverse effect on us, and any future financings may require us to provide additional collateral or pay down debt.

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

        The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. In addition, some hedging instruments involve risk because they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, in many cases, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable securities, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction that is not cleared on a regulated centralized clearing house will most likely result in its default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in significant losses.

We may fail to qualify for, or choose not to elect, hedge accounting treatment.

        We record derivative and hedging transactions in accordance with GAAP. Under these standards, we may fail to qualify for, or choose not to elect, hedge accounting treatment for a number of reasons, including if we use instruments that do not meet the definition of a derivative (such as short sales), we fail to satisfy hedge documentation and hedge effectiveness assessment requirements or our instruments are not highly effective. If we fail to qualify for, or chose not to elect, hedge accounting treatment, our operating results may be volatile because changes in the fair value of the derivatives that we enter into may not be offset by a change in the fair value of the related hedged transaction or item.

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

Real estate valuation is inherently subjective and uncertain

        The valuation of real estate and therefore the valuation of any underlying security relating to loans made by us is inherently subjective due to, among other factors, the individual nature of each property, its location, the expected future rental revenues from that particular property and the valuation methodology adopted. In addition, where we invest in construction loans, initial valuations will assume completion of the project. As a result, the valuations of the real estate assets against which we will make loans are subject to a degree of uncertainty and are made on the basis of assumptions and methodologies that may not prove to be accurate, particularly in periods of volatility, low transaction flow or restricted debt availability in the commercial or residential real estate markets.

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

        Some of our investments are rated by Moody's Investors Service, Fitch Ratings, Standard & Poor's, DBRS, Inc. or Realpoint LLC. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

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

The residential mortgage loans that we acquire, and that underlie the RMBS we acquire, are subject to risks particular to investments secured by mortgage loans on residential real estate property. These risks are heightened because we purchase non-performing loans.

        Residential mortgage loans are secured by single family residential property and are subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a loan secured by a residential property typically is dependent upon the income or assets of the borrower. A number of factors may impair borrowers' abilities to repay their loans, including:

  •
  changes in the borrower's income or assets;

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

        In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the price we paid for the loan and any accrued interest of the mortgage loan plus advances made, which could have a material adverse effect on our cash flow from operations. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Additionally, foreclosure on a mortgage loan could subject us to greater concentration of the risks of the residential real estate markets and risks related to the ownership and management of real property.

        We may acquire non-agency RMBS, which are backed by residential real estate property but, in contrast to agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation and, in the case of the Government National Mortgage Association, the U.S. government. Our investments in RMBS are subject to the risks of defaults, foreclosure timeline extension, fraud, home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal, accompanying the underlying residential mortgage loans. To the extent that assets underlying our investments are concentrated geographically, by property type or in certain other respects, we may be subject to certain of the foregoing risks to a greater extent. In the event of defaults on the residential mortgage loans that underlie our investments in agency RMBS and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our investments and we may incur a loss on these investments.

Our inability to promptly foreclose upon defaulted mortgage loans could increase our cost of doing business and/or diminish our expected return on investments.

        Our ability to promptly foreclose upon defaulted mortgage loans and liquidate the underlying real property plays a critical role in our valuation of the assets in which we invest and our expected return on those investments. There are a variety of factors that may inhibit our ability to foreclose upon a mortgage loan and liquidate the real property within the time frames we model as part of our valuation process. These factors include, without limitation: federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures and that serve to delay the foreclosure process; Home Affordable Modification Program and other programs that require specific procedures to be followed to explore the refinancing of a mortgage loan prior to the commencement of a foreclosure proceeding; and continued declines in real estate values and sustained high levels of unemployment that increase the number of foreclosures and place additional pressure on the already overburdened judicial and administrative systems.

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

Investments outside the U.S. that are denominated in foreign currencies subject us to foreign currency risks, which may adversely affect our distributions and our REIT status.

        Our investments outside the U.S. denominated in foreign currencies subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. As a result, changes in exchange rates of any such foreign currency to U.S. dollars may affect our income and distributions and may also affect the book value of our assets and the amount of stockholders' equity.

        Changes in foreign currency exchange rates used to value a REIT's foreign assets may be considered changes in the value of the REIT's assets. These changes may adversely affect our status as a REIT. Further, bank accounts in foreign currency which are not considered cash or cash equivalents may adversely affect our status as a REIT.

The ongoing Eurozone crisis may have an adverse effect on investments in Europe and the break up of the Eurozone, or the exit of any member state, would create uncertainty and could affect our investments directly.

        A portion of our investments consists of target assets secured by European collateral. The ongoing situation relating to the sovereign debt of several countries, including Greece, Ireland, Italy, Spain and Portugal, together with the risk of contagion to other, more financially stable countries, has exacerbated the difficult global financial situation. The situation has also raised a number of uncertainties regarding the stability and overall standing of the European Monetary Union. Any further deterioration in the global or Eurozone economy could have a significant adverse effect on our activities and the value of our European collateral.

        In addition, if we hold any assets that are denominated in Euros (including loans secured on such assets), such as assets in continental Europe, further deterioration in the Eurozone economy could have a material adverse effect on the value of our investment in such assets and amplify the currency risks faced by us.

        If any country were to leave the Eurozone, or if the Eurozone were to break up entirely, the treatment of debt obligations previously denominated in Euros is uncertain. A number of issues would be raised, such as whether obligations which are expressed to be payable in Euros would be re-denominated into a new currency. The answer to this and other questions is uncertain and would depend on the way in which the break-up occurred and also on the nature of the transaction: the law governing it; which courts have jurisdiction in relation to it; the place of payment; and the place of incorporation of the payor. If we held any investments in Euros at the time of any Eurozone exits or break-up, this uncertainty and potential re-denomination could have a material adverse effect on the value of our investments and the income from them.

We have not previously invested in residential REO and our property management costs, capital expenditures, financing charges, property taxes and other fees and expenses could exceed our rental income from any such investments.

        Our board of directors has approved the expansion of our investment guidelines to include residential REO. Sales of pools of single to four family residential properties is a relatively recent occurrence and the process for bidding on these assets is not yet well established. Our Manager will seek to perform extensive due diligence on these assets prior to purchase, but market and competitive forces may make it difficult to do so. In addition, the preparation of detailed cost and revenue projections prior to acquiring these assets will require us to make a number of estimates and assumptions, including assumptions about occupancy levels, capital expenditures, costs associated with carrying and operating our portfolio, tenant defaults, trends in rental rates and other factors. Our assumptions may prove, in hindsight, to be incorrect.

        Our ability to generate positive cash flows from operations from residential REO will also be influenced by a variety of factors, many of which are beyond our control, including, without limitation, the following:

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

  •
  the impact of any "lease to own" or similar programs that we may employ with regard to residential REO;

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

Our authorized but unissued shares of common and preferred stock may prevent a change in control.

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

        We intend to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act. Because we are a holding company that conducts our businesses primarily through wholly-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of "investment company" under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities we own, may not have a combined value in excess of 40% of the value of our adjusted total assets on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through our subsidiaries. In addition, the assets we and our subsidiaries may acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act, which may adversely affect our performance.

        If the value of securities issued by our subsidiaries that are excepted from the definition of "investment company" by Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we own, exceeds 40% of our adjusted total assets on an unconsolidated basis, or if one or more of such subsidiaries fail to maintain an exception or exemption from the Investment Company Act, we could, among other things, be required either (i) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company or (ii) to register as an investment company under the Investment Company Act, either of which could have an adverse effect on us and the market price of our securities. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters.

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

        The maximum tax rate applicable to income from "qualified dividends" payable to domestic stockholders that are individuals, trusts and estates is currently 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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

        From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue income from mortgage loans, MBS, and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are "significant modifications" under the applicable U.S. Treasury regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification.

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

We may choose to pay dividends in our own stock possibly requiring our stockholders to pay taxes in excess of the cash dividends they receive.

        Although we have no current intention to do so, we may in the future distribute taxable dividends payable either in cash or shares of our stock at the election of each stockholder, but subject to a limitation on the amount of cash that may be distributed. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend, whether received as cash or shares of our common stock, as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received.

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

        We may acquire debt instruments in the secondary market for less than their face amount. The discount at which such debt instruments are acquired may reflect doubts about their ultimate collectability rather than current market interest rates. The amount of such discount will nevertheless generally be treated as "market discount" for U.S. federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made. Payments on residential mortgage loans are ordinarily made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions. In addition, we may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are "significant modifications" under applicable U.S. Treasury regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower. In that event, we may be required to recognize taxable gain to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt, even if the value of the debt or the payment expectations have not changed.

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

Risks Related to LNR's Business and the Company's Pending Acquisition of LNR

The acquisition of LNR, and particularly its special servicing business, potentially exposes us to risks that we do not face in our current business.

        LNR derives a substantial portion of its cash flows from the special servicing of pools of commercial mortgage loans. As special servicer, LNR typically receives fees based upon the outstanding balance of the loans which are being specially serviced by LNR. We anticipate that the balance of loans in special servicing where LNR acts as special servicer will decline significantly over the next several years and that LNR's servicing fees will likewise decline materially. The special servicing industry is highly competitive, and LNR's inability to compete successfully with other firms to maintain its existing servicing portfolio and obtain future servicing opportunities could have a material and adverse impact on LNR's future cash flows and results of operations, which, in turn, could adversely affect our results of operations if the special servicing portfolio declines more than we projected in our underwriting of the acquisition. Because the right to appoint the special servicer for securitized mortgage loans generally resides with the holder of the "controlling class" position in the relevant trust and may migrate to holders of different classes of securities as additional losses are realized, LNR's ability to maintain its existing servicing rights and obtain future servicing opportunities may require, in many cases, the acquisition of additional CMBS securities. Accordingly, LNR's ability to compete effectively may depend, in part, on the availability of additional debt or equity capital to fund these purchases. Additionally, LNR's existing servicing portfolio is subject to "run off," meaning that mortgage loans serviced by it may be prepaid prior to maturity, refinanced with a mortgage not serviced by LNR or liquidated through foreclosure, deed-in-lieu of foreclosure or other liquidation processes or repaid through standard amortization of principal, resulting in lower servicing fees and/or lower returns on the subordinated securities owned by LNR. Improving economic conditions and property prices, and declines in interest rates and greater availability of mortgage financing, can reduce the incidence of assets going into special servicing and reduce LNR's revenues from special servicing, including as a result of lower fees under new arrangements. The fair value of LNR's servicing rights may decrease under the foregoing circumstances, resulting in losses to us.

        LNR's conduit operations are subject to volatile market conditions and significant competition. In addition, the conduit business may suffer losses as a result of ineffective or inadequate hedges and credit issues.

        LNR's businesses outside of the United States subject it to currency risks. Most of LNR Europe's investments and liabilities are denominated in currencies other than U.S. dollars. LNR generally does not hedge currency risk. As a result, unfavorable changes in exchange rates could result in losses independent of the performance of the underlying business.

Upon the consummation of the LNR acquisition, the Company will be operating a special servicer business which has certain unique risks.

        In connection with the servicing of specially serviced mortgage loans, a special servicer may, at the direction of the directing certificateholder, generally take actions with respect to the specially serviced mortgage loans that could adversely affect the holders of some or all of the more senior classes of CMBS. We may hold subordinated CMBS and we may or may not be the directing holder in any CMBS transaction in which LNR also acts as special servicer. We may have conflicts of interest in exercising LNR's rights as holder of subordinated classes of CMBS and in owning the entity that also acts as the special servicer for such transactions. It is possible that LNR, acting as the directing certificateholder for a CMBS transaction, may direct special servicer actions that conflict with the interests of certain other classes of the CMBS issued in that transaction. The special servicer is not permitted to take actions that are prohibited by law or that violate the servicing standard or the terms of the applicable CMBS documentation or the applicable mortgage loan documentation and LNR is subject to the risk of claims asserted by mortgage loan borrowers and the holders of other classes of CMBS that it has violated applicable law or, if applicable, the servicing standard and its other obligations under such CMBS documentation or mortgage loan documentation as a result of actions it may take.

We may not realize all of the anticipated benefits of the LNR acquisition or such benefits may take longer to realize than expected.

        The success of the LNR acquisition will depend, in part, on our ability to realize the anticipated benefits from successfully integrating LNR's business with ours. The combination of two independent companies is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrating the business practices and operations of LNR. The integration process may disrupt our business and, if implemented ineffectively, could preclude us from realizing all of the potential benefits we expect to realize with respect to the acquisition. Our failure to meet the challenges involved in integrating successfully our operations and LNR's operations or otherwise to realize the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, our business and could seriously harm our results of operations. In addition, the overall integration of the two companies may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of business relationships and diversion of management's attention, and may cause our stock price to decline.

        In addition, even if our operations and LNR's are integrated successfully, we may not realize the full benefits of the acquisition within the anticipated time frame, or at all.

LNR's business is subject to an evolving regulatory environment that may affect certain aspects of its current business.

        The pools of commercial loans in which LNR acquires subordinated securities and for which it acts as special servicer are structures commonly referred to as securitizations. As a result of the dislocation of the credit markets, the securitization industry has crafted and continues to craft proposed changes to securitization practices, including proposed new standard representations and warranties, underwriting guidelines and disclosure guidelines. In addition, the securitization industry is becoming far more regulated. For example, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act ("the Dodd-Frank Act") various federal agencies are in the process of promulgating regulations with respect to various issues that affect securitizations, including (1) a requirement under the Dodd-Frank Act that issuers in securitizations retain 5% of the risk associated with the securities, (2) requirements for additional disclosure, (3) requirements for additional review and reporting and (4) a possible requirement that a portion of potential profit that would be realized on the securitization must be deposited in a reserve account and used as additional credit support for the related commercial mortgage backed securities until the loans are repaid. The regulations ultimately adopted will take effect over the next few years, with the risk-retention regulations primarily taking effect in 2013. Certain proposed regulations, if adopted, could alter the structure of securitizations in the future and could pose additional risks to our participation in future securitizations or could reduce or eliminate the economic incentives of participating in future securitizations.

If financing for the acquisition of LNR becomes unavailable, we may be forced to liquidate other assets to pay for the acquisition or may be unable to close the acquisition.

        We intend to finance a portion of the purchase price for the LNR acquisition with equity or debt financing. In connection with entering into the purchase agreement, we entered into a debt commitment letter with Credit Suisse Securities (USA) LLC, Credit Suisse AG and Citigroup Global Markets Inc. providing for a senior secured bridge facility in an aggregate amount of up to $300 million. There are a number of conditions in the debt commitment letter that must be satisfied or waived in order for closing of the debt financing to occur, and there is a risk these conditions will not be satisfied. In the event that the financing contemplated by the debt commitment letter or other suitable equity or debt financing is not available to us, we may be required to obtain alternative financing on terms that are less favorable to us than those in the debt commitment letter. If other financing becomes necessary and we are unable to secure such other financing on acceptable terms, we may be forced to liquidate other assets in order to pay the purchase price of the acquisition, which could have an adverse effect on our results of operations and financial condition, or we may be unable to close the acquisition at all.

Failure to complete the acquisition of LNR could negatively impact our stock price and future business and financial results.

        If the acquisition of LNR is not completed, we may be adversely affected and we will be subject to several risks and consequences, including the following:

  •
  following the execution of the purchase agreement, we paid a $50 million deposit and, if the closing has not occurred by April 1, 2013, we will be required to pay an additional $25 million deposit and an interest charge will accrue on the amount of the purchase price that we pay for the acquisition. To the extent the transaction is not completed due to an uncured breach of the purchase agreement by us, we will not recover any deposits or interest paid with respect to the transaction;

  •
  we will be required to pay certain costs relating to the acquisition, whether or not the acquisition is completed, such as legal, accounting and financial advisor fees; and

  •
  matters relating to the acquisition may require substantial commitments of time and resources by our management team, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

        In addition, if the acquisition is not completed, we may experience negative reactions from the financial markets and from our employees. We also could be subject in some circumstances to stockholder or other litigation relating to the failure to complete the acquisition, as well as proceedings by the sellers to seek specific performance of our obligations under the purchase agreement or to recover damages for any breach by us of the purchase agreement.

We anticipate that we will acquire "taxable mortgage pools" in the acquisition of LNR, which may increase the taxes that we or our stockholders incur.

        We anticipate that we will acquire the equity interests in certain taxable mortgage pools in the acquisition of LNR. Certain categories of stockholders, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to such taxable mortgage pools. In addition, to the extent that our stock is owned by tax-exempt "disqualified organizations," such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of our income from such taxable mortgage pools. In that case, we may reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax.

We anticipate that many of the assets that we acquire in the acquisition of LNR will be acquired by, or will be ownership interests in, entities subject to entity level or foreign taxes, which cannot be passed through to, or used by, our stockholders to reduce taxes they owe.

        We anticipate that most of the assets that we acquire in the acquisition of LNR will be held through a taxable REIT subsidiary, or a TRS, which will be subject to entity level taxes on income that it earns. We anticipate such taxes to materially increase the taxes paid by our TRSs. In addition, we anticipate that certain of the assets that we acquire in the acquisition of LNR will include entities organized or assets located in foreign jurisdictions. Taxes that we or such entities pay in foreign jurisdictions may not be passed through to, or used by, our stockholders as a foreign tax credit or otherwise.

We may bear the costs of certain pre-closing taxes.

        The acquisition of LNR will involve the purchase of the LNR companies, a significant portion of which were historically C corporations for federal income tax purposes, some of which are currently under audit by the Internal Revenue Service. While the sellers of LNR have generally agreed to pay (or indemnify us) for any pre-closing tax liabilities, such indemnity obligations are generally limited to the amount of the purchase price for LNR and, in certain situations, limited to certain maximum amounts with respect to certain LNR entities, as agreed upon by the sellers and us. Furthermore, because any such pre-existing tax liabilities may not be assessed by the federal or state taxing authorities, or may not be settled with such taxing authorities, prior to the release of the escrowed funds to the sellers, there can be no assurance that we will be able to enforce payment or indemnification by the sellers of or with respect to any such pre-closing tax liabilities. While the sponsors of the sellers are providing a limited guarantee on certain pre-closing tax liabilities, such guarantee is limited to certain specified entities and certain specified amounts, as agreed to between us, the sellers and such sponsors. Accordingly, such LNR companies may become liable for pre-closing taxes, which pre-closing taxes may, in the event of an inability to enforce the indemnity or in the event of a tax liability in excess of the agreed upon caps on such liabilities, be borne by us.

Our financial statement presentation will change materially as a result of our acquisition of LNR as we will consolidate the assets and liabilities of CMBS pools in which LNR owns the controlling class of subordinated securities and is considered the "primary beneficiary."

        Upon our acquisition of LNR, we will be required to consolidate the assets and liabilities of certain CMBS pools in which LNR owns the controlling class of subordinated securities into our financial statements, even though the value of the subordinated securities may represent a small interest relative to the size of the pool. Under GAAP, companies are required to consolidate variable interest entities ("VIEs") in which they are determined to be the primary beneficiary. A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents, has a potentially significant interest in the entity and controls the entity's significant decisions. As a result of the foregoing, our financial statements may be more complex and more difficult to understand than if we did not consolidate the CMBS pools.

Recent dislocations, illiquidity and volatility in the market for commercial real estate as well as the broader financial markets have and may continue to adversely affect the performance and value of commercial mortgage loans, the demand for CMBS and the value of CMBS investments.

        In recent years, the real estate and securitization markets, as well as global financial markets and the economy generally, have experienced significant dislocations, illiquidity and volatility. While the United States economy may technically be out of the recession, any recovery could be fragile and may not be sustainable for any specific period of time. In particular, the pace of progress, or the lack of progress, of federal deficit reduction talks in the United States may cause continued volatility. Furthermore, many state and local governments in the United States are experiencing, and are expected to continue to experience, severe budgetary constraints. Recently enacted financial reform legislation in the United States could also adversely affect the availability of credit for commercial real estate. Further, the global financial markets have recently experienced increased volatility due to uncertainty surrounding the level and sustainability of the sovereign debt of various countries. We cannot assure you that dislocations in the commercial mortgage loan market will not continue to occur or become more severe.

        The downturn in the general economy has affected the financial strength of many commercial, multi-family and other tenants and has resulted in increased rent delinquencies and decreased occupancy. Any continued downturn may lead to decreased occupancy, decreased rents or other declines in income from, or the value of, commercial, multi-family and manufactured housing community real estate.

        Declining commercial real estate values caused by the economic downturn, coupled with diminished availability of leverage and/or refinancing opportunities for commercial mortgage loans and the tightening by commercial real estate lenders of underwriting standards, have prevented many commercial borrowers from refinancing their mortgages, which has resulted in increased delinquencies and defaults on commercial, multi-family and other mortgage loans. Declines in commercial real estate values have also resulted in reduced borrower equity, further hindering borrowers' ability to refinance in an environment of increasingly restrictive lending standards and giving them less incentive to cure delinquencies and avoid foreclosure. The lack of refinancing opportunities has impacted and is expected to continue to impact, in particular, mortgage loans that do not fully amortize and on which there is a substantial balloon payment due at maturity, because borrowers generally expect to refinance these types of loans on or prior to their maturity date. There is a substantial amount of U.S. mortgage loans with balloon payment obligations in excess of their respective current property values that are maturing over the coming three years. Finally, declining commercial real estate values and the associated increases in loan-to-value ratios result in lower recoveries on foreclosure and an increase in losses above those that would have been realized had commercial property values remained the same or continued to increase. Continuing defaults, delinquencies and losses will further decrease property values, thereby resulting in additional defaults by commercial mortgage borrowers, further credit constraints and further declines in property values.

        In addition to credit factors directly affecting CMBS, the continuing fallout from a downturn in the RMBS market and markets for other asset-backed and structured products has also affected the CMBS market by contributing to a decline in the market value and liquidity of securitized investments such as CMBS, even if such CMBS are performing as expected. All of these factors may impact the demand for CMBS and the value of CMBS investments, especially subordinated classes of CMBS.

LNR's business includes investment in subordinated CMBS. The risks of investment in CMBS are magnified in LNR's case, where the principal payments received by the CMBS trust are made in priority to the higher rated securities.

        CMBS are subject to the various risks which relate to the pool of underlying commercial mortgage loans and any other assets in which the CMBS represents an interest. In addition, CMBS are subject to additional risks arising from the geographic, property type and other types of concentrations in the pool of underlying commercial mortgage loans which magnify the risks associated with a particular geographic region, property type or other loan characteristic. In the event of defaults on the mortgages in the CMBS trusts, LNR will bear a risk of loss on its related CMBS to the extent of deficiencies between the value of the collateral and the principal, accrued interest and unpaid fees and expenses on the mortgage loans, which may be offset to some extent by the special servicing fees received by LNR on those mortgage loans. The yield to maturity on the CMBS will depend largely upon the price paid for the CMBS, which are generally sold at a discount at issuance and trade at even steeper discounts in the secondary markets. Further, the yield to maturity on CMBS will depend, in significant part, upon the rate and timing of principal payments on the underlying mortgage loans, including both voluntary prepayments, if permitted, and involuntary prepayments, such as prepayments resulting from casualty or condemnation, defaults and liquidations or repurchases upon breaches of representations and warranties or document defects. Any changes in the weighted average lives of CMBS may adversely affect yield on the CMBS. Prepayments resulting in a shortening of weighted average lives of CMBS may be made at a time of low interest rates when we may be unable to reinvest the resulting payment of principal on the CMBS at a rate comparable to that being earned on the CMBS, while delays and extensions resulting in a lengthening of those weighted average lives may occur at a time of high interest rates when we may have been able to reinvest scheduled principal payments at higher rates.

        The exercise of remedies and successful realization of liquidation proceeds relating to commercial mortgage loans underlying CMBS may be highly dependent on the performance of LNR as special servicer. LNR attempts to underwrite investments on a "loss-adjusted" basis, which projects a certain level of performance. However, there can be no assurance that this underwriting will accurately predict the timing or magnitude of such losses. To the extent that this underwriting has incorrectly anticipated the timing or magnitude of losses, our business may be adversely affected. Some of the mortgage loans underlying the CMBS are already in default and additional loans may default in the future. In the case of such defaults, cash flows of CMBS investments held by LNR may be adversely affected as any reduction in the mortgage payments or principal losses on liquidation of any mortgage loan may be applied to the class of CMBS securities relating to such defaulted loans that LNR holds.

The market value of CMBS could fluctuate materially as a result of various risks that are out of our control and may result in significant losses.

        The market value of CMBS investments could fluctuate materially over time as the result of changes in mortgage spreads, treasury bond interest rates, capital market supply and demand factors, and many other factors that affect high-yield fixed income products. These factors are out of our control and could impair LNR's ability to obtain short-term financing on the CMBS. CMBS investments, especially subordinated classes of CMBS, may have no, or only a limited, trading market. The financial markets in the past have experienced and could in the future experience a period of volatility and reduced liquidity which may reoccur or continue and reduce the market value of CMBS. Some or all of the CMBS, especially subordinated classes of CMBS, may be subject to restrictions on transfer and may be considered illiquid.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividends

        The Company's common stock has been listed on the New York Stock Exchange (the "NYSE") and is traded under the symbol "STWD" since its initial public offering in August 2009. The following table below sets forth the quarterly high and low prices for our common stock as reported by the NYSE, and dividends made by the Company to holders of the Company's common stock for each quarter for the years ended December 31, 2012 and 2011.

2012	High	Low	Dividend
First quarter	$21.79	$18.46	$0.44	(1)
Second quarter	$21.42	$19.40	$0.44	(2)
Third quarter	$24.56	$21.09	$0.44	(3)
Fourth quarter	$23.96	$21.09	$0.54	(4)

2011	High	Low	Dividend
First quarter	$23.67	$21.12	$0.42	(5)
Second quarter	$22.95	$19.82	$0.44	(6)
Third quarter	$21.25	$16.58	$0.44	(7)
Fourth quarter	$19.32	$15.89	$0.44	(8)

(1)
Our board of directors declared a dividend to stockholders of record on March 30, 2012 which was paid on April 13, 2012.

(2)
Our board of directors declared a dividend to stockholders of record on June 29, 2012, which was paid on July 13, 2012.

(3)
Our board of directors declared a dividend to stockholders of record on September 28, 2012, which was paid on October 15, 2012.

(4)
Our board of directors declared a dividend to stockholders of record on December 31, 2012, which was paid on January 15, 2013. This includes the extraordinary dividend of $0.10 per share of common stock declared on December 13, 2012.

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

        On February 27, 2013, our board of directors declared a dividend of $0.44 per share for the period ended March 31, 2013, which dividend is payable on April 15, 2013 to common stockholders of record as of March 29, 2013.

        On February 25, 2013, the closing sale price of the common stock, as reported by the NYSE was $25.98 per share.

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

Holders

        As of February 26, 2013, there were eighteen holders of record of the Company's 136,125,356 shares of common stock issued and 135,499,506 shares of common stock outstanding. The fourteen holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company which itself holds shares on behalf of the beneficial owners of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

        The information required by this item is set forth under Item 12 of this Annual Report on Form 10-K and is incorporated herein by reference.

Stock Performance Graph

CUMULATIVE TOTAL RETURN
Based upon initial investment of $100 on August 11, 2009(1)

	Starwood Property Trust	S&P © 500	Bloomberg REIT Mortgage Index
8/11/09	100.00	100.00	100.00
9/30/09	101.30	106.31	107.60
12/31/09	95.00	112.14	101.07
3/31/10	98.17	117.61	102.23
6/30/10	87.49	103.66	99.94
9/31/10	104.26	114.77	103.09
12/31/10	114.80	126.48	110.27
3/31/11	121.43	133.34	109.82
6/30/11	114.07	132.81	108.58
9/30/11	97.88	113.78	94.75
12/31/11	108.80	126.47	94.39
3/31/12	125.29	141.65	99.88
6/30/12	129.64	136.99	104.36
9/30/12	144.24	144.89	109.91
12/31/12	145.66	143.43	98.52

(1)
Dividend reinvestment is assumed at quarter end.

Issuer Purchases of Equity Securities

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Expired portion of program ($000's omitted)
October 1, 2011 to October 31, 2011	283,850	$16.42	283,850	$89,358	(1)

November 1, 2011 to November 30, 2011	—	—	—	89,358	(1)

December 1, 2011 to December 31, 2011	—	—	—	89,358	(1)

Total	283,850	$16.42	283,850	$89,358	(1)

(1)
Pursuant to the $100 million stock repurchase program authorized and announced by our board of directors in August 2011, the Company repurchased a total of 342,000 shares for a total of $6.0 million in August 2011. The share repurchase program expired in August 2012.

        A $50 million stock repurchase program authorized and announced by our board of directors in June 2010 for a period of one year expired in June 2011. No stock was repurchased under this program prior to expiration. There were no unregistered sales of securities during the year ended December 31, 2012.

Item 6.    Selected Financial Data.

        The following selected financial data should be read in conjunction with Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements, including the notes thereto, included elsewhere herein. All amounts are in thousands, except share and per share data.

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Period from Inception through December 31, 2009
Operating Data:
Interest income	$306,980	$204,973	$93,524	$6,927
Interest expense	(47,125)	(28,782)	(15,788)	(1,904)

Net interest margin	259,855	176,191	77,736	5,023

Total operating expenses	(75,393)	(50,920)	(30,052)	(9,286)

Net income	203,682	120,608	58,842	(2,580)

Net income attributable to Starwood Property Trust, Inc.	201,195	119,377	57,046	(3,017)

Net income per share of common stock:
Basic	$1.76	$1.38	$1.16	(0.06)
Diluted	$1.76	$1.38	$1.14	(0.06)
Dividends declared per share of common stock	$1.86	$1.74	$1.20	0.11
Weighted-average shares of common stock outstanding:
Basic	113,721,070	84,974,604	49,138,720	47,575,634
Diluted	114,663,183	86,409,327	50,021,824	47,575,634
Balance Sheet Data:
Investments in securities	$862,587	$341,734	$397,680	$245,896
Investments in loans	3,000,335	2,447,508	1,425,243	214,521
Total assets	4,324,373	2,997,447	2,101,405	1,108,786
Total financing arrangements	1,393,705	1,156,716	633,745	171,394
Total liabilities	1,527,168	1,232,300	764,176	212,751
Total Starwood Property Trust, Inc. Stockholders' Equity	2,719,346	1,759,488	1,327,560	887,967
Total Equity	2,797,205	1,765,147	1,337,229	896,035

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        Starwood Property Trust, Inc. (together with its subsidiaries, "we" or the "Company") is a Maryland corporation that commenced operations on August 17, 2009 ("Inception") upon the completion of its initial public offering ("IPO"). We are focused on originating, investing in, financing and managing commercial mortgage loans and other commercial real estate debt investments, commercial mortgage-backed securities ("CMBS"), and other commercial real estate-related debt investments. We collectively refer to commercial mortgage loans, other commercial real estate debt investments, CMBS, and other commercial real estate-related debt investments as our target assets. We also invest in residential mortgage-backed securities ("RMBS") and residential REO, and may invest in distressed or non-performing loans, commercial properties subject to net leases and residential mortgage loans. As market conditions change over time, we may adjust our strategy to take advantage of changes in interest rates and credit spreads as well as economic and credit conditions.

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

        Since the closing of our initial public offering in August 2009, we have focused primarily on opportunities that exist in the U.S. commercial mortgage loan, commercial real estate debt, CMBS and RMBS markets, and residential REO. As market conditions change over time, we may adjust our strategy to take advantage of changes in interest rates and credit spreads as well as economic and credit conditions. We believe that the diversification of our portfolio of assets, our expertise among the target asset classes, and the flexibility of our strategy will position us to generate attractive risk-adjusted returns for our stockholders in a variety of assets and market conditions.

        On January 23, 2013, we entered into a Unit Purchase Agreement with LNR, Aozora Investments LLC, CBR I LLC, iStar Marlin LLC, Opps VIIb LProp, L.P., and VNO LNR Holdco LLC, pursuant to which the Company agreed to acquire all the outstanding equity interests of LNR. LNR is a diversified real estate investment, management, finance and development company whose principal line of business is serving as a special servicer for CMBS transactions. The acquisition of LNR has not yet closed, and accordingly this Annual Report on Form 10-K and the consolidated financial statements included herein do not reflect the results of LNR's business.

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

  •
  Acquired $95.4 million of GBP-denominated B-Notes secured by four resorts in the United Kingdom. The newly issued B-Notes are part of an overall corporate refinancing in which we had a $143.9 million pre-existing GBP-denominated investment. The pre-existing investment was originally purchased at a discount and, due to the early prepayment; we recognized additional income of approximately $12.2 million during the first quarter of 2012, which is considered to be a non-recurring event.

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

  •
  On May 24 and June 28, 2012 we acquired 226 and 26 residential real estate owned ("REO") properties from a major bank at a cost of $24.5 million and $2.8 million, respectively. Most of the properties were vacant at acquisition, and we are actively preparing the properties to be either rented or sold, as applicable. From the date of acquisition through June 30, 2012, we incurred approximately $0.3 million in costs of getting the properties ready for their intended use, and such costs were added to our investment basis.

  •
  Originated a $30.0 million mezzanine loan collateralized by an office building in Philadelphia, Pennsylvania.

  •
  During the second quarter 2012 we acquired $173.0 million of RMBS (face value) at a $65.2 million discount.

Three months ended September 30, 2012:

  •
  On July 3, 2012, we entered into a Purchase and Repurchase Agreement and Securities Contract ("Onewest Repurchase Agreement") with Onewest Bank, FSB ("Onewest"). At closing, we transferred loan investments to Onewest in exchange for a $78.3 million advance. Borrowings under the Onewest Repurchase Agreement accrue interest at a pricing rate of one-month LIBOR plus a margin of 3.0%. The initial maturity date of the facility is July 3, 2015 with two one-year extension options, subject to certain conditions.

  •
  On July 6, 2012, we originated a $51.5 million first mortgage collateralized by three hotels located in North Carolina, New Jersey, and Virginia. The initial term for the loan is two years, with three one-year extension options.

  •
  On July 20, 2012, we purchased a 50% undivided participation interest (the "Le Meridien Participation Interest") in a EUR-denominated mezzanine loan for $68.4 million ("Le Méridien Loan") from an independent third party. The borrower is Starman Luxembourg Holdings S.À R.L. ("Holdings"), an entity that indirectly owns and operates a portfolio of hotels in France and Germany. Holdings is owned 50% by an independent third party and 50% by several private investment funds that were previously sponsored by Starwood Capital Group Global I, L.L.C., an affiliate of our Manager. The Le Méridien Loan has an initial term of two years with an option to extend for an additional year, subject to certain conditions, an interest rate of 12.5%, an upfront fee of 2.0% and a prepayment fee of 1.0%. We acquired the Le Meridien Participation Interest from an independent third party and own the Le Meridien Participation Interest subject to a participation agreement between us and the independent third party (the "Le Meridien Participation Agreement"). The Le Meridien Participation Agreement provides for the payment to us, on a pro rata basis with an independent third party, of customary payments in respect of the Le Meridien Participation Interest and affords us customary voting, approval and consent rights.

  •
  On August 3, 2012, Starwood Property Mortgage Sub-10, LLC ("SPM Sub-10") and Starwood Property Mortgage Sub-10A ("SPM Sub 10-A"), our indirect wholly-owned subsidiaries, jointly entered into a $250.0 million Senior Secured Revolving Credit Facility arranged by Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPFS"). Lender participants in the facility include Bank of America, Citibank, Barclays Bank PLC, Deutsche Bank Trust Company Americas, Goldman Sachs Bank USA, and Stifel Bank & Trust. The facility matures 364 days from closing, and may be extended from time to time, provided the aggregate tenure shall not exceed four years. Outstanding borrowings under the facility will be priced at LIBOR + 325 bps, with an unused fee of 30 to 35 bps per annum depending upon the usage of the facility. The facility will be used primarily to finance our purchase or origination of commercial mortgage loans for the time period between transaction closing and the time in which a financing of the loan can be closed with one of our existing secured warehouse facilities or the loan is sold/syndicated in whole or in part. The term of financing provided under the facility for any individual loan is limited in most instances to the lesser of six months or the maturity of the facility. The facility will be secured by each loan for which financing has been provided as well at least $500,000,000 in market value of additional preapproved unencumbered senior, subordinate, and mezzanine loan assets. The facility is full recourse to us.

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

Three months ended December 31, 2012:

  •
  On October 3, 2012, we sold the $94.5 million A-Note component of a $135.0 million first mortgage loan on two Class B office buildings located in the SoHo district of Midtown Manhattan. We retained the $40.5 million B-Note. We originated the first mortgage loan during the second quarter of 2012.

  •
  On October 10, 2012, we completed an underwritten public offering of 18,400,000 shares of our common stock at a price of $22.74 for total estimated gross proceeds of approximately $418.4 million. In addition, on October 10, 2012 we granted 875,000 restricted stock units with a fair value of approximately $19.9 million at the grant date to our Manager under the Manager Equity Plan. This award will vest ratably in quarterly installments over a three-year period beginning on December 31, 2012, subject to the Manager's continued service as our manager.

  •
  On October 9, 2012, we purchased a $25.0 million participation in a mezzanine loan secured by 517 owned and ground leased hotel properties comprising approximately 59,423 keys.

  •
  On October 16, 2012, through a newly-formed venture with Starwood Distressed Opportunity Fund IX ("Fund IX"), an affiliate of our Manager, we co-originated a $475 million first mortgage and mezzanine financing for the acquisition and redevelopment of a 10-story retail building located at 701 Seventh Avenue in the Times Square area of Manhattan. Of the total loan amount, $375 million was funded at closing, $281.2 million of which was funded by us and $93.8 million that was funded by Fund IX. In addition, $100 million will be funded upon reaching certain milestones during the transformation of the property. On October 22, 2012, the venture sold a 25 percent participation in both the first mortgage and mezzanine loan to Vornado Realty Trust ("Vornado"). Upon settling this sale, the Company, Starwood Distressed Opportunity Fund IX, and Vornado had funded $210.9 million, $70.3 million and $93.8 million, respectively, and each party will fund their pro rata share of any future fundings. Following the sale to Vornado, the Starwood entities retained the controlling position in both the first mortgage and mezzanine loans.

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

  •
  On December 13th, 2012, our board of directors declared an extraordinary dividend of $0.10 per share, which is payable on January 15, 2013 to common stockholders of record on December 31, 2012.

  •
  On November 8, 2012, we purchased $67.0 million worth of non-performing residential loans.

  •
  On November 13, 2012, we originated a $51.0 million floating rate first mortgage collateralized by an office complex located in Dallas, TX. The loan has a three-year term with two one-year extensions.

  •
  On December 5, 2012, we originated a $25.5 first mortgage secured by the fee interests in an office building located in Austin, Texas. The loan has a three-year term with two one-year extensions.

  •
  On December 6, 2012, we originated a $40.3 million first mortgage loan on a partial fee simple interest and leasehold interest in a Class B+ office building in San Diego, CA. The loan has a three-year term with two one-year extensions.

  •
  On December 7, 2012, we originated a $34.5 first mortgage on a life style retail center on 83 acres in Albuquerque, NM. The loan has a three-year term with two one-year extensions.

  •
  On December 10, 2012, originated a $20.0 first mortgage on a 22-story mixed-use hotel and condo project in downtown Charlotte, NC. The loan has a three-year term with two one-year extensions.

  •
  On December 14, 2012, we purchased a $25.0 million participation in a mezzanine loan secured by a portfolio of 680 lodging facilities.

  •
  On December 28, 2012, we originated a $36.6 million floating rate first mortgage for the refinancing of a data center located in Orlando, FL. The loan has a three-year term with two one-year extensions.

  •
  On December 28, 2012, we co-originated a $48.4 million junior mezzanine loan secured by a portfolio of luxury hotels in Europe.

Refer to Note 16 to the consolidated financial statements for disclosure regarding significant transactions that occurred subsequent to December 31, 2012.

Business Objectives and Outlook

        Our objective is to provide attractive risk adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. We intend to achieve this objective by originating and acquiring target assets to create a diversified investment portfolio that is financed in a manner that is designed to deliver attractive returns across a variety of market conditions and economic cycles. We are focused on our three core competencies: transaction access, asset analysis and selection, and identification of attractive relative values within the real estate debt and equity markets.

        In the initial 18 months following our initial public offering in August 2009, we capitalized on the dislocation in the credit markets and depressed levels of available capital by acquiring real estate debt assets from distressed sellers at historically high risk-adjusted returns, and to a lesser extent by originating new loans in a marketplace with lower levels of competition. As the real estate and capital markets have recovered over the past two years, we have evolved from a company focused on opportunistic acquisitions to that of a full-service commercial real estate finance platform that is primarily focused on the origination of real estate debt investments across the capital structure, in both the U.S. and Europe. With the STWD brand, market presence, and lending/asset management platform that we have developed, along with the capabilities, business lines, and additional infrastructure that will be provided through consummation of our pending acquisition of LNR, we intend to focus primarily on the following opportunities:

  1)
  Expand our investment activities in subordinate CMBS and revenues from special servicing through our LNR acquisition;

  2)
  Expand our presence in the medium-sized commercial real estate lending market (loans in the $10 million to $40 million range) by leveraging LNR's sourcing and credit underwriting capabilities. This will significantly expand our overall footprint in the commercial real estate debt markets;

  3)
  Continue to expand our market presence as a leading provider of acquisition, refinance, development and expansion capital to large real estate projects (greater than $75 million) in infill locations, and other attractive market niches where our size and scale give us an advantage to provide a "one-stop" lending solution for real estate developers, owners and operators;

  4)
  Continue to expand our opportunistic acquisition of residential real estate and non-performing residential loans, with the objective of providing attractive risk- adjusted returns from net rental operating income, short-term gains from select loan and property sales, and long-term asset appreciation; and

  5)
  Continue to expand our capabilities in syndication and securitization, which serve as a source of attractively priced, matched-term financing.

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

        The Company formed several TRSs since 2010 to reduce the impact of the prohibited transaction tax and to avoid penalty for the holding of assets not qualifying as real estate assets for purposes of the REIT asset tests. Any income associated with a TRS is fully taxable because a TRS is subject to federal and state income taxes as a domestic C corporation based upon its taxable income.

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

Results of Operations

        Net income attributable to Starwood Property Trust, Inc. for the year ended December 31, 2012 was approximately $201.2 million or $1.76 per weighted-average share of basic common stock ($1.76 diluted), compared to the year ended December 31, 2011 when net income was $119.4 million or $1.38 per weighted-average share of basic common stock ($1.38 diluted). For the year ended December 31, 2012, net interest margin increased $83.7 million from the prior year, resulting from increases in interest income of $102.0 million and interest expense of $18.3 million. The increase in net interest margin is primarily due to increased investment activity. From December 31, 2011 to December 31, 2012, the carrying value of our investments in loans increased a net $552.8 million, other investments increased a net $177.6 million and MBS securities increased by $520.9 million. The increase in interest expense resulted primarily from the five new financing facilities entered into since December 31, 2011, with a resulting increase in the total secured financing balance outstanding of $202.3 million. As of December 31, 2012, we expect our target portfolio of investments to generate a weighted-average levered return of between 11.7% and 12.2% (annually compounded). The weighted-average cost of the secured financings was 3.6%, including the impact of interest rate hedges.

        For the year ended December 31, 2012, non-investment expenses increased by $22.4 million from the prior year. The year over year increases were primarily due to increases in the base management fee of $9.1 million, management incentive fee of $6.7 million, acquisition and investment pursuit costs of $1.7 million and general and administrative costs of $2.7 million. The increase in the base management fee was primarily due to our supplemental equity raises in April 2012 and October 2012 with net proceeds of $873.3 million. In connection with the October 2012 supplemental equity raise, our Manager was granted an additional 875,000 restricted stock units, resulting in higher stock compensation expense in the subsequent periods. The increase in acquisition and investment pursuit costs and general and administrative expenses are primarily attributed to the Company's increased size, as well as the volume of transactions and the increase in professional fees such as legal, audit and consulting, resulting from the growing investment portfolio.

        For the year ended December 31, 2012, we had realized gains from the sale of investments of $25.5 million, of which $17.3 million related to the sale of MBS securities and other investments and $8.2 million related to the sale of loans. For the year ended December 31, 2011, we had realized gains from the sale of investments of $21.0 million, of which $10.7 million related to the sale of MBS and other investments and $10.3 million related to the sale of loans. In 2012, we sold nine loans and in 2011, sold seven loans into two separate securitization vehicles, and sold two loans in private sale, respectively. We have historically used the securitization markets as a source of advantageously priced, non-recourse, matched term financing for many of the fixed rate first mortgage loans we originate. Our business model is to originate the whole loan and either securitize or sell a senior portion of the loan, leaving us with a higher yielding subordinated loan component. Refer to Note 7 to the consolidated financial statements in this Annual Report for more information on loan securitization and sale activities. For the year ended December 31, 2012, we had net losses on currency hedges of $15.2 million and unrealized foreign currency remeasurement gain of $6.5 million, compared to net gains on currency hedges of $4.5 million and unrealized foreign currency remeasurement loss of $6.5 million from the prior year. For the year ended December 31, 2012, we had net gains on interest rate hedges of $1.0 million. The losses on interest rate hedges stem from declines in the value of our held-for-sale conduit loans and related derivatives that resulted from the extreme disruption experienced by the CMBS market since late June 2011 and have suspended our conduit platform as a result. As of December 31, 2012, we sold all remaining loans originated on the conduit platform. OTTI charges related to our RMBS securities were $4.4 million for the year ended December 31, 2012 and other income was $3.6 million.

        The diluted per share amounts of our interest margin and expenses for the years ended December 31, 2012, 2011 and 2010 were as follows (amounts in thousands except per share data):

	For the Year Ended
	2012	Per Diluted Share	2011	Per Diluted Share	2010	Per Diluted Share
Net interest margin:
Cash coupon received from loans	$206,908	$1.80	$151,009	$1.75	$65,204	$1.30
Constant yield adjustments on loans(1)	44,653	0.40	28,346	0.33	6,339	0.13
Cash coupon received from mortgage-backed securities	21,455	0.19	8,955	0.10	14,725	0.29
Constant yield adjustments on mortgage-backed securities(2)	33,964	0.30	16,663	0.19	7,256	0.15
Cash interest expense	(39,112)	(0.34)	(25,002)	(0.29)	(15,142)	(0.30)
Amortization of debt issuance costs	(8,013)	(0.07)	(3,780)	(0.04)	(646)	(0.01)

Net interest margin	259,855	2.28	176,191	2.04	77,736	1.56

Expenses:
Management fees	56,906	0.50	38,899	0.45	22,775	0.46
Acquisition and investment pursuit costs	4,310	0.04	2,571	0.03	378	0.01
General and administrative	12,116	0.11	9,450	0.11	6,899	0.14
Loan loss allowance	2,061	0.02	—	—	—	—

Total expenses	75,393	0.67	50,920	0.59	30,052	0.61

Income before other income (expenses) and taxes	$184,462	$1.61	$125,271	$1.45	$47,684	$0.95

(1)
Represents the aggregate adjustments necessary to recognize income from loans on a constant yield basis, which is comprised primarily of discount accretion, but also includes the amortization of loan fees and costs.

(2)
Represents the aggregate adjustments necessary to recognize income from MBS on a constant yield basis, which is comprised primarily of discount accretion.

        The overall increase in net interest margin for over the three year period is due to the more complete deployment of our capital during each year. Acquisition and investment pursuit costs per diluted share have increased during the three periods due to the increased size/volume of transactions being pursued. General and administrative expenses per diluted share have not increased over the three year period as a result of our efforts to control costs.

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

Cash and Cash Equivalents

        As of December 31, 2012, we had cash and cash equivalents of $177.7 million.

Cash Flows

  For the year ended December 31, 2012

        Cash and cash equivalents increased by $63.6 million during the year ended December 31, 2012. The increase resulted from cash used in investing activities of $1.2 billion, offset by cash provided from operating activities of $265.6 million and cash provided from financing activities of $986.7 million.

        Net cash used in investing activities for the year ended December 31, 2012 totaled $1.2 billion and related primarily to the acquisition and origination of new loans held-for-investment of $1.8 billion, new MBS of $626.3 million, acquisition and improvement of real estate of $172.3 million, other investments of $14.8 million, offset by proceeds received from the sale of MBS of $261.3 million, principal repayments on loans and MBS of $55.2 million and $89.1 million, respectively, loan maturities of $615.2 million, proceeds from the sale of loans held for investment of $344.4 million, and proceeds from the sale of other investments of $8.3 million.

        Net cash provided from operating activities for the year ended December 31, 2012 of approximately $265.6 million, includes $132.0 million in proceeds from the sale of loans held for sale. The net income for the period was approximately $203.7 million. The adjustments for non-cash charges, including stock-based compensation, accretion of deferred loan fees and discounts, amortization of deferred financing costs, accretion of net discount on MBS and premium from collateralized debt obligations decreased cash by $54.2 million. The net change in operating assets and liabilities increased cash flows from operating activities by approximately $5.6 million. This amount is comprised of a $6.5 million decrease in cash attributable to related party payable, and an increase of nearly $12.2 million from accrued interest receivable, other assets, accounts payable and accrued expenses and other liabilities. The net change in unrealized losses on loans held-for-sale at fair value of $5.8 million and unrealized losses on currency hedges of $17.5 million was offset by a net unrealized gain on interest hedges of $10.2 million and unrealized foreign currency remeasurement gains of $6.6 million. Additionally, we recognized realized gains of $16.5 million from the sale of available-for-sale securities.

Lastly, for the year ended December 31, 2012, we had OTTI charges on our RMBS securities of $4.4 million.

        Net cash provided by financing activities for the year ended December 31, 2012 related primarily to $1.8 billion of borrowings from our secured financing facilities, gross proceeds from our common stock offering of $875.7 million and contributions from non-controlling interests of $94.3 million, offset by dividend payments to our stockholders of $186.1 million, repayments on borrowings of $1.6 billion, payment of underwriting costs of $2.0 million, distributions to non-controlling interests of $24.5 million, and the payment of deferred financing costs of $8.6 million.

  For the year ended December 31, 2011

        Cash and cash equivalents decreased by $112.8 million during the year ended December 31, 2011. The decrease resulted from cash used in investing activities of $1.0 billion, offset by cash provided from operating activities of $79.4 million and cash provided from financing activities of $809.8 million.

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

Potential Liquidation of Certain RMBS and CMBS Positions

        We regularly make certain investments in RMBS. We have restricted these RMBS investments to an amount that at all times is no greater than 10% of our total assets. Expected durations are generally 5 years or less and we have engaged a third party manager who specializes in RMBS to assist us in managing this portfolio. As of December 31, 2012, our investments in RMBS and CMBS are classified as available-for-sale and had a fair value of $333.2 million and $529.4 million, respectively.

Borrowings under Various Financing Arrangements

        We utilize a variety of financing arrangements to finance certain assets. We generally utilize three types of financing arrangements:

  1)
  Repurchase Agreements:    Repurchase agreements effectively allow us to borrow against loans and securities that we own. Under these agreements, we sell our loans and securities to a counterparty and agree to repurchase the same loans and securities from the counterparty at a price equal to the original sales price plus an interest factor. The counterparty retains the sole discretion over both whether to purchase the loan and security from us and, subject to certain conditions, the market value of such loan or security for purposes of determining whether we are required to pay margin to the counterparty. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, we would be required to repay any amounts borrowed in excess of the product of (i) the revised market value multiplied by (ii) the applicable advance rate. During the term of a repurchase agreement, we receive the principal and interest on the related loans and securities and pay interest to the counterparty. As of December 31, 2012, we have various repurchase agreements, with details referenced in the table provided below.

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

        On February 15, 2013, we issued $600.0 million of 4.55% Convertible Senior Notes due 2018. The notes were sold to the underwriters at a discount of 2.05%, resulting in net proceeds to us of $587.7 million.

Summary of Financing Facilities as of December 31, 2012 (dollar amounts in thousands):

	Wells Fargo I	Wells Fargo II	Bank of America	Wells Fargo III	Wells Fargo IV	Goldman Sachs II	Citibank	Borrowing Base	Goldman III	Onewest Bank
Facility Type	Repurchase	Repurchase	Bank Credit Facility	Repurchase	Repurchase	Repurchase	Repurchase	Bank Credit Facility	Repurchase	Repurchase
Revolver	No	Yes	No	Yes	No	No	Yes	Yes	No	No
Eligible Assets	Identified Loans	Identified Loans	Single Borrower Secured Note	Identified RMBS	Identified Loans	Single Borrower Secured Note	Identified Loans	Identified Loans	Single Borrower Secured Note	Identified Loans
Initial Maturity	May-13	Aug-13	Nov-14	Mar-13	Dec-14	Aug-15	Mar-14	Aug-13	Sep-15	Jul-15
Extended Maturity(a)	N/A	Aug-15	Nov-15	N/A	Dec-16	N/A	Mar-17	Aug-16	N/A	Jul-17
Pricing	LIBOR + 3%	LIBOR + 1.75% to 6%	LIBOR + 2.0% to 2.15%	LIBOR + 2.10%	LIBOR + 2.75%	LIBOR + 2.90%	LIBOR + 1.75% to 3.75%	LIBOR + 3.25%(i)	LIBOR + 3.70%	LIBOR + 3.00%
Minimum Loss to Trigger a Margin Call	(b)	(b)	$0	$250	(g)	$2,000	(h)	N/A	$4,000	(j)
Maximum Advance Rate on Collateral	(c)	75%	(c)	(d)	(d)	(c)	75%	100%(l)	67.9%	75%
Pledged Asset Carrying Value	$75,928	$692,827	$207,276	$293,956	$243,001	$213,899	$71,360	$697,428	$236,605	$94,802
Maximum Facility Size	$49,225	$550,000	$141,559	$175,000	$181,243	$149,445	$125,000	$250,000	$158,750	$65,638
Outstanding Balance	$49,225	$347,785	$141,559	$163,122	$181,243	$149,445	$49,045	$0	$158,750	$65,638
Approved but Undrawn Capacity(e)	$0	$98,859	$0	$0	$0	$0	$0	$0	$0	$0
Unallocated Financing Amount(f)	$0	$103,356	$0	$11,878	$0	$0	$75,955	$250,000	$0	$0

(a)
Subject to certain conditions as defined in facility agreement.

(b)
35 bps of aggregate outstanding principal amount.

(c)
Effectively not applicable as of December 31, 2012 as there was no longer any borrowing capacity available.

(d)
There is no defined maximum advance rate under this facility. The advance rates are determined separately for each repurchase transaction.

(e)
Approved but undrawn capacity represents the total draw amount that has been approved by the lender related to the assets that have been pledged as collateral, less the actual amount that has been drawn.

(f)
Unallocated financing amount represents the maximum facility size less the total draw capacity that has been approved by the lender.

(g)
Lesser of $1.0 million or 35 bps of aggregate outstanding principal amount.

(h)
Margin may be called if the market value of all purchased assets is less than 99.5% of the sum of each asset's initial purchase price divided by its approved advance rate.

(i)
Subject to borrower's option to choose alternative benchmark based rates pursuant to the terms of the credit agreement.

(j)
3% of the aggregate repurchase price

(k)
Although 100% is the maximum advance rate, due to valuation mechanisms within the credit agreement most borrowings will be at a lower advance rate.

Summary of Total Financing Facility Ending Balances as of December 31, 2012 (amounts in thousands):

Aggregate Pledged Asset Carrying Value	$2,827,082

Aggregate Maximum Facility Size	$1,845,860
Less: Aggregate Outstanding Balance	$(1,305,812)

Aggregate Undrawn Capacity	$441,189

Aggregate Approved but Undrawn Capacity	$98,859

Variance between Average and Quarter-End Credit Facility Borrowings Outstanding

        The following table compares the average amount of repurchase transactions outstanding during the quarter and the amount of repurchase transactions outstanding as of the end of each quarter, together with an explanation of significant variances:

Quarter Ended	Quarter-End Balance (in 000's)	Weighted-Average Balance During Quarter (in 000's)	Variance (in 000's)	Explanations for Significant Variances
March 31, 2012	$1,308,860	$1,270,300	$38,560	(a)
June 30, 2012	$1,065,388	$1,074,612	$(9,224)	(b)
September 30, 2012	$1,309,450	$1,280,953	$28,497	(c)
December 31, 2012	$1,305,812	$1,215,948	$89,863	(d)

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

(d)
Variance is primarily due to the following transactions: (i) paydown of $19.5 million on the Wells Repo I Line in early October using proceeds from the maturity of one loan, (ii) various draws in December totaling $148.0 million from additional assets pledged to the Wells Repo II Line, offset by a prepayment of $51.6 million in mid-December, and (iii) draws totaling $158.9 million on various dates throughout the quarter on the Wells III RMBS Line.

Quarter Ended	Quarter-End Balance (in 000's)	Weighted-Average Balance During Quarter (in 000's)	Variance (in 000's)	Explanations for Significant Variances
March 31, 2011	$804,558	$679,616	$124,942	(e)
June 30, 2011	$697,668	$733,743	$(36,075)	(f)
September 30, 2011	$604,308	$711,823	$(107,515)	(g)
December 31, 2011	$1,103,517	$774,897	$328,620	(h)

(e)
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

(f)
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

(g)
Variance is primarily due to the following transactions: (i) repayment of $62.1 million in debt concurrent with the maturity of a loan under the Wells Repurchase Agreement in early September 2011 and (ii) a pay-down of $68.2 million in debt concurrent with two loans sold into securitization under the Second Wells Repurchase Agreement in late August 2011.

(h)
Variance is primarily due to the following transactions: (i) $117 million drawn on 4 newly pledged loans under the Second Wells Repurchase Agreement with the majority drawn during the latter part of the quarter, (ii) an additional $42 million drawn on existing assets under the Second Wells Repurchase Agreement in December 2011, and (iii) a draw under the Second Deutsche Repurchase Agreement in the amount of $112 million on December 27, 2011. These draws were made to provide liquidity for the acquisition of a separate portfolio of loans in the amount of $333 million, which closed on December 30, 2011. Draws under the Second Deutsche Repurchase Agreement were subsequently repaid in Q1 2012 when loans from the December 30, 2011 portfolio acquisition were approved for financing under the Fourth Wells Repurchase Agreement in Q1 2012.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities

        The following scheduled and/or projected principal repayments on our investments were based upon the amounts outstanding and contractual terms of the financing facilities in effect as of December 31, 2012 (amounts in thousands):

	Scheduled Principal Repayments on Loans	Scheduled/Projected Principal Repayments on RMBS and CMBS	Projected Required Repayments of Financing	Total Scheduled Principal Repayments, net of financing
First Quarter 2013(1)	$165,520	$23,140	$(226,522)	$(37,862)
Second Quarter 2013	21,892	20,784	(5,780)	36,896
Third Quarter 2013(2)	7,744	19,023	(359,211)	(332,444)
Fourth Quarter 2013	41,344	5,012	(41,634)	4,722

Total	$236,500	$67,959	$(633,147)	$(328,688)

(1)
We expect to extend the Third Wells Repurchase Agreement, which is scheduled to mature in March 2013. This represents $163.1 million of the projected required repayments of financing in the first quarter of 2013.

(2)
We expect to extend the Second Wells Repurchase Agreement, which is scheduled to mature in August 2013. We have two one-year extension options, subject to certain conditions. This represents $347.0 million of the projected required repayments of financing in third quarter 2013.

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

        The amount of leverage we deploy for particular investments in our target assets depends upon our Manager's assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial and residential mortgage markets, our outlook for the level, slope, and volatility of interest rates, the credit quality of our assets, the collateral underlying our assets, and our outlook for asset spreads relative to the LIBOR curve. Under our current repurchase agreements and bank credit facility, our total leverage may not exceed 75% of total assets (as defined), as adjusted to remove the impact of bona-fide loan sales that are accounted for as financings and the consolidation of variable interest entities pursuant to GAAP. As of December 31, 2012, our total debt to loan and MBS investments was 34.6%.

Contractual Obligations and Commitments

        Contractual obligations as of December 31, 2012 are as follows (amounts in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Secured financings, including interest payable(a)	$1,366,251	$664,976	$701,275	$—	$—
Liabilities of securitization trust	98,660	4,699	58,061	35,900	—
Loan funding obligations	218,345	63,136	145,126	10,083	—

Total	$1,683,256	$732,811	$904,462	$45,983	$—

(a)
For borrowings with variable interest rates, we used the rates in effect as of December 31, 2012 to determine the future interest payment obligations. Included in the less than 1 year category is $510.1 million in financing related to the Second Wells Repurchase Agreement and the Third Wells Repurchase Agreement which are expected to be refinanced or extended.

        The table above does not include amounts due under our management agreement or derivative agreements as those contracts do not have fixed and determinable payments. In addition, the table above does not give effect to the subsequent events described in Note 16 to the consolidated financial statements in this report.

Off-Balance Sheet Arrangements

        As of December 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2012, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities.

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

        Our board of directors declared a dividend of $0.44 per share of common stock for the quarter ended March 31, 2012 on February 29, 2012. The dividend was paid on April 13, 2012 to common stockholders of record as of March 30, 2012. The board also declared a dividend of $0.44 per share of common stock for the quarter ended June 30, 2012. The dividend was paid on July 13, 2012 to common stockholders of record as of June 29, 2012. The board further declared a dividend of $0.44 per share of common stock for the quarter ended September 30, 2012. The dividend was paid on October 15, 2012 to common stockholders of record as of September 28, 2012. On November 6, 2012, the board declared a dividend of $0.44 per share and on December 13th declared an additional extraordinary dividend of $0.10 per share of common stock for the quarter ended December 31, 2012. The dividend was paid on January 15, 2013 to common stockholders of record as of December 31, 2012.

        The tax treatment for our aggregate distributions per share of common stock paid with respect to 2012 is as follows:

Record Date	Payment Date	Total 2012 Distribution Per Share	Ordinary Taxable Dividends	Taxable Qualified Dividends(1)	Capital Gain Distribution	Unrecaptured 1250 Gain(2)	Nondividend Distributions(3)
12/31/2011	1/17/2012	$0.4400	$0.3759	$—	$0.0641	$—	$—
3/31/2012	4/15/2012	0.4400	0.3759	—	0.0641	—	—
6/30/2012	7/15/2012	0.4400	0.3759	—	0.0641	—	—
9/30/2012	10/15/2012	0.4400	0.3759	—	0.0641	—	—
12/31/2012	1/15/2013	0.3298	0.2818	—	0.0480	—	—

		$2.0898	$1.7854	$—	$0.3044	$—	$—

(1)
Amounts in 1b are included in 1a.

(2)
Amounts in 2b are included in 2a.

(3)
Amounts in 3 are also known as Return of Capital.

        As the Company's aggregate distributions exceeded its earnings and profits, the January 2013 distribution declared in the fourth quarter of 2012 and payable to shareholders of record as of December 31, 2012 will be treated as a 2013 distribution for federal tax purposes.

        On February 27, 2013, our board of directors declared a dividend of $0.44 per share for the first quarter of 2013, which is payable on April 15, 2013 to common stockholders of record as of March 29, 2013.

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

        Our Core Earnings for the years ended December 31, 2012, 2011 and, 2010 were approximately $228.3, $146.6 million and $67.2 million respectively, or $1.99, $1.70, and $1.34 per weighted-average share, diluted and per weighted-average share, basic. The table below provides a reconciliation of net income to Core Earnings for these periods:

Reconciliation of Net Income to Core Earnings:

(Amounts in thousands, except per share data)	Year Ended December 31, 2012	Per Diluted Share	Year Ended December 31, 2011	Per Diluted Share	Period Ended December 31, 2010	Per Diluted Share
Net income attributable to Starwood Property Trust, Inc	$201,195	$1.75	$119,377	$1.38	$57,046	$1.14
Unrealized loss (gain) on loans held-for-sale at fair value	5,760	0.05	(5,760)	(0.07)	—	0.00
Unrealized (gain) loss on interest rate hedges	(10,243)	(0.09)	11,287	0.13	55	0.00
Other-than-temporary impairment	4,402	0.04	6,001	0.08	—	0.00
Unrealized foreign currency (gain) loss	(6,549)	(0.06)	6,518	0.08	(6,050)	(0.12)
Unrealized loss (gain) loss on currency hedges	17,463	0.15	(5,755)	(0.07)	7,383	0.15
Unrealized gain on securities	(295)	(0.00)	—	0.00	—	0.00
Management incentive fee	7,870	0.07	1,178	0.01	1,235	0.02
Non-cash stock-based compensation	16,163	0.14	13,743	0.16	7,522	0.15
Realized other-than-temporary impairment for sold securities	(137)	0.00	—	0.00	—	0.00
Depreciation	213	0.00	—	0.00	—	0.00
Loan loss allowance	2,061	0.02	—	0.00	—	0.00
Loss from effective hedge termination	(9,597)	(0.08)	—	0.00	—	0.00

Core Earnings	$228,306	$1.99	$146,589	$1.70	$67,191	$1.34

        Effective for the first quarter 2012, we have slightly modified the definition of Core Earnings to allow for management to make adjustments, subject in each case to the approval of a majority of the independent directors, to Core Earnings that should be made in non-standard situations if and when they arise in order for us to calculate such earnings in a manner consistent with the objective of the measure. During the first quarter 2012, we had such a situation. In February 2012, our GBP-denominated loan prepaid. At the time the loan was originally closed, we had hedged our exposure to fluctuations in the GBP/USD exchange rate through a series of foreign exchange forward contracts. Under these derivative contracts, we sold GBP to our counterparty in exchange for USD (at a fixed exchange rate) on scheduled dates and at specified notional amounts that corresponded to the dates on which we expected to receive GBP-denominated interest and principal payments on our loan investment. As a result of the loan being prepaid in February 2012, the foreign exchange forward contracts were no longer necessary hedges. At that time, the hedge contracts were in a loss position to us of approximately $10 million. In the process of negotiating the termination of the contracts, management was able to lock-in the amount of the loss by entering into new derivative contracts with a separate counterparty that had the same maturity dates and notional amounts, but wherein we would sell USD in exchange for GBP (offsetting positions). We executed this structure as opposed to liquidating the original contracts as it was more cost effective. However, because the original contracts remained in place, the loss had not been "realized" as that term is defined in GAAP. As a result, while we had effectively locked-in the loss, it would not have been deducted in Core Earnings as previously defined. Therefore, we modified the definition of Core Earnings to allow for adjustments in non-standard situations such as this, provided that we obtain the approval for any such adjustments from the majority of our independent directors. Adjustments subsequent to the first quarter 2012 are being made such that the appropriate amount of Core Earnings is reported as these offsetting contracts mature.

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

        As of December 31, 2012, 20.4% of the CMBS securities are rated BB+. The remaining 79.6% are securities where the obligors are certain special purpose entities that were formed to hold substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties; the securities are not rated but the loan-to-value ratio was estimated to be in the range of 39%–44% at December 31, 2012.

At December 31, 2012, the S&P ratings of our RMBS portfolio were as follows (amounts in thousands):

S&P Rating	Carrying Value	Percentage
A+	$28	0.0%
BBB+	103	0.0%
BB+	16,071	4.8%
BB	1,549	0.5%
BB-	5,862	1.8%
B+	9,338	2.8%
B	3	0.0%
B-	29,597	8.9%
CCC	234,429	70.4%
CC	5,235	1.6%
D	23,280	6.9%
NR	7,658	2.3%

Total MBS	$333,153	100.0%

At December 31, 2011, the S&P ratings of our MBS portfolio were as follows (amounts in thousands):

S&P Rating	Carrying Value	Percentage
AA+	$86	0.0%
AA	1,223	0.4%
AA-	5,396	1.6%
A	4,835	1.4%
A-	3,376	1.0%
BBB+	5,558	1.6%
BBB	121	0.0%
BB+	4,513	1.3%
BB	3,987	1.2%
BB-	4,400	1.3%
B+	5,293	1.5%
B	5,405	1.6%
B-	9,110	2.7%
CCC	99,446	29.1%
CC	6,344	1.9%
D	3,583	1.0%
NR	179,058	52.4%

Total MBS	$341,734	100.0%

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

Interest Rate Effect on Net Interest Margin

        Our operating results depend in large part on differences between the income earned on our investments and our cost of borrowing and hedging activities. The cost of our borrowings is generally based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally may increase (1) while the yields earned on our leveraged fixed-rate mortgage assets remain static and (2) at a faster pace than the yields earned on our leveraged floating rate mortgage assets, which could result in a decline in our net interest margin. The severity of any such decline would depend on our asset/liability composition at the time as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our target assets. If any of these events was to occur, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations. Hedging techniques are partly based on assumed levels of prepayments of our investments. If prepayments are slower or faster than assumed, the life of the investment would be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions.

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

        During 2010, we entered into a series of forward contracts whereby we agreed to sell an amount of GBP for an agreed-upon amount of USD at various dates through October 2013. These forward contracts were executed to fix the USD amount of GBP denominated cash flows we expect to receive from our GBP-denominated loan. During the first quarter of 2012, the GBP-denominated loan was prepaid. As a result of the loan being prepaid in February 2012, the foreign exchange forward contracts were no longer necessary hedges. At that time, the hedge contracts were in a loss position to us of approximately $10.0 million. In the process of negotiating the termination of the contracts, management was able to lock-in the amount of the loss by entering into new derivative contracts with a separate counterparty that had the same maturity dates and notional amounts, but wherein we would sell USD in exchange for GBP (offsetting positions). We executed this structure as opposed to liquidating the original contracts as it was more cost effective. As of December 31, 2012, the GBP hedging strategies above resulted in 4 foreign exchange forward sales contracts with a total notional value of $106.8 million and 4 such foreign exchange forward purchase contracts with a total notional value of $106.8 million (using the December 31, 2012 spot rate of 1.6255).

        As of December 31, 2012, we had a $108.3 million GBP-denominated CMBS investment (using the December 31, 2012 spot rate of 1.6255). During the first three months of 2012, we entered into a series of forward contracts whereby we agreed to sell an amount of GBP for an agreed-upon amount of USD at various dates through March 2016. These forward contracts were executed to fix the USD amount of GBP-denominated cash flows we expect to receive from our GBP-denominated CMBS investment. As of December 31, 2012, the GBP hedging strategies above resulted in 7 foreign exchange forward sales contracts with a total notional value of $137.2 million (using the December 31, 2012 spot rate of 1.6255).

        As of December 31, 2012, we had a $48.4 million GBP-denominated loan investment (using the December 31, 2012 spot rate of 1.6255). Our historical cost related to this investment was at a spot rate of approximately 1.613. During 2012, we entered into a series of forward contracts whereby we agree to sell an amount of GBP for an agreed-upon amount of USD at various dates through January 2016. These forward contracts were executed to fix the USD amount of GBP-denominated cash flows expected to be received by the Company related to the Company's GBP-denominated loan. As of December 31, 2012, we had 12 such foreign exchange forward sales contracts with a total notional value of $67.0 million (using December 31, 2012 spot rate of 1.6255).

        As of December 31, 2012, we had a $29.5 million of EUR-denominated loan investment (using the December 31, 2012 spot rate of 1.3193). Our historical cost related to this investment was at a spot rate of approximately 1.426. During 2012, we entered into a series of forward contracts whereby we agreed to sell an amount of EUR for an agreed upon amount of USD at various dates through January 2014. These forward contracts were executed to economically fix the USD amount of EUR-denominated cash flows expected to be received by us related to our mezzanine loan in Germany. As of December 31, 2012, we had 7 such foreign exchange forward contracts with a total notional value of $35.7 million (using the December 31, 2012 spot rate of 1.3193).

        As of December 31, 2012, we had a $73.0 million EUR-denominated loan investment (using the December 31, 2012 spot rate of 1.3193). Our historical cost related to this investment was at a spot rate of approximately 1.222. During 2012, we entered into a series of forward contracts whereby we agree to sell an amount of EUR for an agreed upon amount of USD at various dates through June 2014. These forward contracts were executed to economically fix the USD amount of EUR-denominated cash flows expected to be received by us related to our loan in Luxembourg. As of December 31, 2012, we had 5 such foreign exchange spot rate contracts with a total notional value of $86.0 million (using the December 31, 2012 spot rate of 1.3193).

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

        The following table summarizes the net loan investment income for a 12 month period and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the LIBOR interest rate, both adjusted for the effects of our interest rate hedging activities (amounts in thousands):

Income (Expense) Subject to Interest Rate Sensitivity	Variable-rate investments and indebtedness	100 Basis Point Increase	100 Basis Point Decrease
Investment income from variable-rate investments(1)	$1,918,182	$11,717	$(1,009)
Investment expense from variable-rate indebtedness(1)	(1,393,600)	(19,250)	6,148

Net investment income from variable rate instruments	$524,582	$(7,533)	$5,139

Assets (Liabilities) Subject to Interest Rate Sensitivity (Par Amount)	Fixed-Rate investments and indebtedness	100 Basis Point Increase	100 Basis Point Decrease
Fair value of fixed-rate investments	$1,142,644	$(24,612)	$39,120

Net fair value of fixed-rate instruments	$1,142,644	$(24,612)	$39,120

(1)
Assumes LIBOR rate decrease does not go below 0%.

Item 8.    Financial Statements and Supplementary Data.

        All other schedules are omitted because they are not required or the required information is shown in the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Starwood Property Trust, Inc.
Greenwich, CT

        We have audited the accompanying consolidated balance sheets of Starwood Property Trust, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 8. We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and the financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Starwood Property Trust, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

New York, NY
February 27, 2013

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	As of December 31, 2012	As of December 31, 2011
Assets:
Cash and cash equivalents	$177,671	$114,027
Restricted cash	3,429	—
Loans held for investment, net	2,914,434	2,268,599
Loans held for sale at fair value	—	128,593
Loans transferred as secured borrowings	85,901	50,316
Mortgage backed securities, available-for-sale, at fair value	862,587	341,734
Other investments	221,983	44,379
Accrued interest receivable	24,120	15,176
Derivative assets	9,227	12,816
Other assets	25,021	21,807

Total Assets	$4,324,373	$2,997,447

Liabilities and Equity
Liabilities:
Accounts payable and accrued expenses	$8,890	$5,051
Related-party payable	1,803	8,348
Dividends payable	73,796	41,431
Derivative liabilities	27,770	19,652
Secured financing agreements, net	1,305,812	1,103,517
Loan transfer secured borrowings	87,893	53,199
Other liabilities	21,204	1,102

Total Liabilities	1,527,168	1,232,300

Commitments and contingencies (Note 14)
Equity:
Starwood Property Trust, Inc. Stockholders' Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 136,125,356 issued and 135,499,506 outstanding as of December 31, 2012, and 93,811,351 issued and 93,185,501 outstanding as of December 31, 2011	1,361	938
Additional paid-in capital	2,721,353	1,828,319
Treasury stock (625,850 shares as of December 31, 2012 and December 31, 2011)	(10,642)	(10,642)
Accumulated other comprehensive income (loss)	79,675	(3,998)
Accumulated deficit	(72,401)	(55,129)

Total Starwood Property Trust, Inc. Stockholders' Equity	2,719,346	1,759,488
Non-controlling interests in consolidated subsidiaries	77,859	5,659

Total Equity	2,797,205	1,765,147

Total Liabilities and Equity	$4,324,373	$2,997,447

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Net interest margin:
Interest income from mortgage-backed securities	$55,419	$25,618	$21,981
Interest income from loans	251,561	179,355	71,543
Interest expense	(47,125)	(28,782)	(15,788)

Net interest margin	259,855	176,191	77,736

Expenses:
Management fees (including $15,714, $13,493 and $7,420 for the years ended December 31, 2012, 2011, and 2010 of non-cash stock-based compensation, respectively)	56,906	38,899	22,775
Acquisition and investment pursuit costs	4,310	2,571	378
General and administrative (including $448, $250 and $102 for the years ending December 31, 2012, 2011, and 2010 of non-cash stock-based compensation, respectively)	12,116	9,450	6,899
Loan loss allowance	2,061	—	—

Total operating expenses	75,393	50,920	30,052

Income before other income (expense) and income taxes	184,462	125,271	47,684
Other income	3,615	3,075	1,403
Other-than temporary impairment ("OTTI"), net of $2,854 and $1,310, recognized in other comprehensive income in 2012 and 2011	(4,402)	(6,001)	—
Net gains on sales of investments	25,532	20,994	11,629
Net realized foreign currency gains (losses)	8,571	(902)	57
Net gains (losses) on currency hedges	(15,180)	4,491	(7,500)
Net gains (losses) on interest rate hedges	1,023	(27,130)	(55)
Net gains on credit spread hedges	—	2,358	—
Unrealized gains (losses) on loans held-for-sale at fair value	(5,760)	5,760	—
Unrealized gains on securities	295	—	—
Unrealized foreign currency remeasurement gains (losses)	6,549	(6,518)	6,050

Income before income taxes	204,705	121,398	59,268
Income tax provision	(1,023)	(790)	(426)

Net Income	203,682	120,608	58,842
Net income attributable to non-controlling interests	(2,487)	(1,231)	(1,796)

Net income attributable to Starwood Property Trust, Inc.	$201,195	$119,377	$57,046

Net income per share of common stock:
Basic	$1.76	$1.38	$1.16

Diluted	$1.76	$1.38	$1.14

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Net income	$203,682	$120,608	$58,842
Other comprehensive income:
Change in fair value of cash flow hedges	(1,152)	205	(1,625)
Unrealized gain (loss) in fair value of available-for-sale securities	83,377	(11,248)	13,342
Reclassification adjustment for net realized gains on sale of securities	(2,954)	(8,298)	(2,375)
Reclassification for OTTI	4,402	6,001	—

Comprehensive income	287,355	107,268	68,184
Less: Comprehensive income attributable to non-controlling interests	(2,487)	(92)	(2,935)

Comprehensive income attributable to Starwood Property Trust, Inc.	$284,868	$107,176	$65,249

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(Amounts in thousands, except share data)

								Total Starwood Property Trust, Inc. Equity
	Common Stock						Accumulated Other Comprehensive Income
			Additional Paid-In Capital	Treasury Stock Shares		Accumulated Deficit			Non- controlling Interests	Total Equity
	Shares	Par			Amount
Balance at January 1, 2010	47,583,800	$476	$895,857	—	$—	$(8,366)	$—	$887,967	$8,068	$896,035
Proceeds from public offering of common stock	23,000,000	230	453,560					453,790		453,790
Underwriting and offering costs			(18,986)					(18,986)		(18,986)
Stock-based compensation	437,542		7,522					7,522		7,522
Net income						57,046		57,046	1,796	58,842
Dividends declared						(67,982)		(67,982)		(67,982)
Other comprehensive income, net							8,203	8,203	1,139	9,342
Contribution from non-controlling interests									3,002	3,002
Distribution to non-controlling interests									(4,336)	(4,336)

Balance at December 31, 2010	71,021,342	706	1,337,953	—	—	(19,302)	8,203	1,327,560	9,669	1,337,229
Proceeds from public offering of common stock	22,000,000	220	476,508					476,728		476,728
Underwriting and offering costs			(1,091)					(1,091)		(1,091)
Stock-based compensation	726,754	11	13,743					13,754		13,754
Manager incentive fee paid in stock	63,255	1	1,206					1,207		1,207
Treasury stock purchased				625,850	(10,642)			(10,642)		(10,642)
Net income						119,377		119,377	1,231	120,608
Dividends declared						(155,204)		(155,204)		(155,204)
Other comprehensive loss, net							(12,201)	(12,201)	(1,139)	(13,340)
Contribution from non-controlling interests									5,239	5,239
Distribution to non-controlling interests									(9,341)	(9,341)

Balance at December 31, 2011	93,811,351	938	1,828,319	625,850	(10,642)	(55,129)	(3,998)	1,759,488	5,659	1,765,147
Proceeds from public offering of common stock	41,400,000	414	875,323					875,737		875,737
Underwriting and offering costs			(2,034)					(2,034)		(2,034)
Stock-based compensation	746,929	7	16,156					16,163		16,163
Manager incentive fee paid in stock	167,076	2	3,589					3,591		3,591
Net income						201,195		201,195	2,487	203,682
Dividends declared						(218,467)		(218,467)		(218,467)
Other comprehensive loss, net							83,673	83,673		83,673
Contribution from non-controlling interests									94,250	94,250
Distribution to non-controlling interests									(24,537)	(24,537)

Balance at December 31, 2012	136,125,356	$1,361	$2,721,353	625,850	$(10,642)	$(72,401)	$79,675	$2,719,346	$77,859	$2,797,205

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Cash Flows from Operating Activities:
Net income	$203,682	$120,608	$58,842
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	5,669	3,780	646
Accretion of net discount on mortgage backed securities (MBS)	(33,964)	(18,071)	(7,256)
Accretion of net deferred loan fees and discounts	(44,653)	(26,966)	(6,339)
Accretion of premium from loan transfer secured borrowings	(1,044)	(887)	—
Stock-based compensation	16,163	13,743	7,522
Incentive-fee compensation	3,592	1,206	—
Gain on sale of available-for-sale securities	(16,532)	(10,653)	(2,118)
Gain on sale of loans	(8,154)	(10,314)	(9,253)
Gain on foreign currency remeasurement	(8,809)	—	—
Gain on sale of real estate	(586)	—	—
Gain on sale of other investments	—	(27)	(257)
Unrealized gains on securities	(295)	—	—
Unrealized gains (losses) on loans held for sale at fair value, net	5,760	(5,760)	—
Unrealized gains (losses) on interest rate hedges	(10,244)	11,287	55
Unrealized gains (losses) on currency hedges	17,463	(5,755)	7,383
Unrealized foreign currency remeasurement gains (losses)	(6,550)	6,518	(6,050)
OTTI	4,402	6,001	—
Loan loss allowance	2,061	—	—
Changes in operating assets and liabilities:
Related-party payable	(6,545)	3,298	1,504
Accrued interest receivable, less purchased interest	(11,393)	(10,982)	(7,712)
Other assets	(394)	(15,308)	(459)
Accounts payable and accrued expenses	3,839	(476)	4,493
Other liabilities	20,102	(5,898)	2,767
Origination of held for sale loans	—	(270,066)	(143,439)
Proceeds from sale of held for sale loans	132,012	294,126	—

Net cash provided by (used in) operating activities	265,582	79,404	(99,671)

Cash Flows from Investing Activities:
Purchase of mortgage-backed securities	(626,287)	(208,382)	(204,508)
Proceeds from sale of mortgage-backed securities	261,291	287,356	58,313
Proceeds from mortgage-backed securities maturities	—	27,126	—
Mortgage-backed securities principal paydowns	89,134	113,915	38,838
Origination and purchase of loans held for investment	(1,753,363)	(1,558,690)	(1,208,814)
Loan maturities	615,227	305,316	114,717

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(Amounts in thousands)

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Proceeds from sale of loans and participations	344,431	47,500	38,164
Loan investment repayments	55,223	26,933	13,642
Purchased interest on investments	(1,025)	(2,111)	(3,022)
Investments in other investments	(14,824)	(37,088)	(15,029)
Acquisition and improvement of real estate	(172,326)	—	—
Proceeds from sale of real estate	4,714	—	—
Return of investment from other investments	892	655	—
Proceeds from sale of other investments	8,341	2,844	1,987
Return of investment basis in purchased derivative asset	3,336	—	—
Restricted cash	(3,429)	—	—
Purchase of treasury securities	—	(112,619)	—
Proceeds from sale of treasury securities	—	112,741	—
Cash deposited as collateral under treasury securities loan agreement	—	(112,741)	—
Return of collateral under treasury securities loan agreement	—	112,741	—
Purchase of derivative contracts	—	(7,554)	—

Net cash used in investing activities	(1,188,665)	(1,002,058)	(1,165,712)

Cash Flows from Financing Activities:
Borrowings under secured financing agreements	1,777,480	1,604,029	477,705
Principal repayments on borrowings under secured financing arrangements	(1,575,185)	(1,080,171)	(69,440)
Proceeds from secured borrowings	35,738	—	54,086
Payment of deferred financing costs	(8,620)	(4,887)	(4,463)
Proceeds from common stock offering	875,737	476,740	453,790
Payment of underwriting fees and offering costs	(2,034)	(28,286)	(18,986)
Purchase of treasury stock	—	(10,642)	—
Payment of dividends	(186,102)	(142,854)	(44,250)
Contributions from non-controlling interest owners	94,250	5,239	3,002
Distributions to non-controlling interest owners	(24,537)	(9,341)	(4,336)

Net cash provided by financing activities	986,727	809,827	847,108

Net (decrease) increase in cash and cash equivalents	63,644	(112,827)	(418,275)
Cash and cash equivalents, beginning of year	114,027	226,854	645,129

Cash and cash equivalents, end of year	$177,671	$114,027	$226,854

Supplemental disclosure of cash flow information:
Cash paid for interest	$42,272	$25,193	$14,664
Income taxes paid	$1,036	$1,074	$633
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared, but not yet paid	$73,796	$41,431	$29,081
Unsettled securities trade receivable	$2,752	—	$22,214
Unsettled securities trade payable	—	—	$47,178

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2012

1. Business and Organization

        Starwood Property Trust, Inc. ("the Trust" together with its subsidiaries, "we" or the "Company") is a Maryland corporation that commenced operations on August 17, 2009 ("Inception") upon the completion of its initial public offering ("IPO"). We are focused on originating, investing in, financing and managing commercial mortgage loans and other commercial real estate debt investments, commercial mortgage-backed securities ("CMBS"), and other commercial real estate-related debt investments. We collectively refer to commercial mortgage loans, other commercial real estate debt investments, CMBS, and other commercial real estate-related debt investments as our target assets. We also invest in residential mortgage-backed securities ("RMBS") and residential real estate owned ("REO"), and may invest in distressed or non-performing loans, commercial properties subject to net leases and residential mortgage loans. As market conditions change over time, we may adjust our strategy to take advantage of changes in interest rates and credit spreads as well as economic and credit conditions.

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

        We are organized as a holding company and conduct our business primarily through our various wholly-owned subsidiaries. We are externally managed and advised by SPT Management, LLC (our "Manager") pursuant to the terms of a management agreement. Our Manager is controlled by Barry Sternlicht, our Chairman and Chief Executive Officer. Our Manager is an affiliate of Starwood Capital Group, a privately-held private equity firm founded and controlled by Mr. Sternlicht.

        As of December 31, 2012, investments with collateral in the hospitality, office, and retail property sectors represented 45.3%, 17.6%, and 15.7% of our investment portfolio, respectively. Such allocations could materially change in the future.

2. Summary of Significant Accounting Policies

Basis of Accounting and Principles of Consolidation

        The accompanying consolidated financial statements include our accounts and those of our consolidated subsidiaries. Intercompany amounts have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The most significant and subjective estimate that we make is projecting the cash flows to be received on our investments, which has a significant impact on the amounts of interest income, credit losses (if any), and fair values that we record and/or disclose. In addition, the fair value of financial instruments that are estimated using a discounted cash flows method are significantly impacted by the rates at which we estimate market participants would discount the expected cash flows.

        A non-controlling interest in a consolidated subsidiary is defined as "the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent". Non-controlling interests are

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2012

2. Summary of Significant Accounting Policies (Continued)

presented as a separate component of equity in the consolidated balance sheets. In addition, the presentation of net income attributes earnings to controlling and non-controlling interests.

Segment Reporting

        We are focused on originating and acquiring real estate related investments and currently operate in one reportable segment.

Cash and Cash Equivalents

        Cash and cash equivalents include cash in banks and short-term investments. Short-term investments are comprised of highly liquid instruments with original maturities of three months or less. The Company maintains its cash and cash equivalents in multiple financial institutions and at times these balances exceed federally insurable limits.

Debt Securities

        GAAP requires that at the time of purchase, we designate debt securities as held-to-maturity, available-for-sale, or trading depending on our investment strategy and ability to hold such securities to maturity. Held-to-maturity securities are stated at cost plus any premiums or discounts, which are amortized or accreted through the consolidated statements of operations using the effective interest method. Securities we (i) do not hold for the purpose of selling in the near-term, or (ii) may dispose of prior to maturity, are classified as available-for-sale and are carried at fair value in the accompanying financial statements. Unrealized gains or losses on available-for-sale securities are reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. As of December 31, 2012 and 2011, our CMBS and RMBS securities were classified as available-for-sale. The classification of each investment involves management's judgment, which is subject to change.

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

As of December 31, 2012

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

Loans Held for Sale

        Loans that we intend to sell or liquidate in the short-term are classified as held-for-sale and are carried at the lower of amortized cost or fair value, unless we have elected to record the loans at fair value at the time they were acquired under Financial Accounting Standards Board ("FASB") ASC 825, Financial Instruments. Refer to Note 13 to the consolidated financial statements for further disclosure regarding loans held-for-sale.

Residential Real Estate

        We account for real estate at cost less accumulated depreciation and amortization. We compute depreciation using the straight-line method over the estimated useful lives of the assets. We depreciate rental real estate over periods up to 30 years. Real estate in development is related to the development of property (including land) and assets that have not yet been placed in service for our intended use. Depreciation for furniture and fixtures commences once it is placed in service and depreciation for

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2012

2. Summary of Significant Accounting Policies (Continued)

buildings and leasehold improvements commences once they are ready for our intended use. We depreciate furniture and fixtures over periods up to 5 years. We depreciate lease hold improvements over the greater of 15 year or the remaining depreciable life of the asset it improved. Land is not depreciated.

U.S. Treasury Securities Sold Short

        In February 2011, in order to hedge the impact of interest rate increases on the fair value of our RMBS portfolio, we took short positions on U.S. Treasury securities with durations similar to those expected within our RMBS portfolio. To execute our hedging strategy, we sold to a third party $112.7 million in U.S. Treasury securities that were simultaneously borrowed from our prime broker. The entire cash sale proceeds from the third party were then immediately deposited with our prime broker as collateral for the U.S. Treasury securities borrowing. On March 31, 2011, we purchased from a third party the same series of U.S. Treasury securities that had been borrowed. The securities were then immediately delivered to the prime broker in repayment of the securities borrowing, thereby settling the short position. We realized a gain from this strategy of approximately $122 thousand, which is comprised of the $194 thousand favorable movement in the prices of U.S. Treasury securities (from our short position), offset by $72 thousand of interest that accrued on the securities during the term of the borrowing and transaction costs. For the year ended December 31, 2012 we had no short positions on U.S. Treasury securities.

Revenue Recognition

        Interest income is accrued based on the outstanding principal amount and contractual terms of our loans and securities. Discounts or premiums associated with the purchase of loans and investment securities are amortized or accreted into interest income as a yield adjustment on the effective interest method, based on expected cash flows through the expected maturity date of the investment. On at least a quarterly basis, we review and, if appropriate, make adjustments to our cash flow projections. We have historically collected, and expect to continue to collect, all contractual amounts due on our loans and CMBS, and non-credit deteriorated RMBS. As a result, we do not adjust the projected cash flows to reflect anticipated credit losses for these types of investments. Conversely, the majority of our RMBS have been purchased at a discount to par value, and we did not expect to collect all amounts contractually due at the time we acquired the securities. Accordingly, we expect that a portion of the purchase discount will not be recognized as interest income, and is instead viewed as a non-accretable yield. The amount considered as non-accretable yield may change over time based on the actual performance of these securities, their underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a credit deteriorated security is more favorable than forecasted, we will generally accrete more credit discount into interest income than initially or previously expected. These adjustments are made prospectively beginning in the period subsequent to the determination that a favorable change in performance is projected. Conversely, if the performance of a credit deteriorated security is less favorable than forecasted, an other-than-temporary impairment may be taken, and the amount of discount accreted into income will generally be less than previously expected.

        For loans that we have not elected to record at fair value under FASB ASC 825, origination fees and direct loan origination costs are also recognized in interest income over the loan term as a yield

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2012

2. Summary of Significant Accounting Policies (Continued)

adjustment using the effective interest method. When we elect to record a loan at fair value, origination fees and direct loan costs are recorded directly in income and are not deferred.

        Upon the sale of loans or securities, the excess (or deficiency) of net proceeds over the net carrying value of such loans or securities is recognized as a realized gain (or loss).

        Rental income attributable to residential leases is recorded when due from tenants, which approximates the amount that would result from straight-lining rents over the lease term. The initial term of our residential leases is generally one year, with renewals upon consent of both parties on an annual or monthly basis.

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

        We also own publicly-traded equity securities of certain companies in the real estate industry. For publicly-traded companies where we have virtually no influence over the activities of these companies and minimal ownership percentages the investments are classified as available-for-sale and reported at fair value in the balance sheet, with unrealized gains and losses reported as a component of other comprehensive income (loss). For publicly-traded securities where we have the ability to exercise significant influence, but not control, over underlying investees, we have elected the fair value reporting option and assets are reported at fair value on the balance sheet with unrealized gains and losses reported in earnings. Dividends on our available-for-sale equity securities are recorded in the statement of operations on the record date.

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

As of December 31, 2012

2. Summary of Significant Accounting Policies (Continued)

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

Foreign Currency Transactions

        Our assets and liabilities denominated in foreign currencies are translated into U.S. dollars using foreign currency exchange rates at the end of the reporting period. Income and expenses are translated at the weighted-average exchange rates for each reporting period. As of December 31, 2012 and December 31, 2011, the U.S. dollar was the functional currency of all investments denominated in foreign currencies. The effects of translating the assets and any liabilities of our foreign investments are included in unrealized foreign currency remeasurement gain (loss) in the statements of operations.

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

As of December 31, 2012

2. Summary of Significant Accounting Policies (Continued)

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

Deferred Financing Costs

        Costs incurred in connection with obtaining secured financing arrangements are capitalized and amortized over the respective loan terms of the respective facilities as a component of interest expense. As of December 31, 2012, 2011, and 2010, we had approximately $7.8 million, $5.0 million, and $4.1 million, respectively, of capitalized financing costs, net of amortization. For the years ended December 31, 2012, 2011, and 2010, approximately $5.7 million, $3.8 million, and $0.6 million, respectively, of amortization was included in interest expense on the consolidated statements of operations.

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

Income Taxes

        We have elected to be taxed as a REIT and intend to comply with the Code with respect thereto. Accordingly, we will not be subject to federal income tax as long as certain asset, income, dividend distribution and stock ownership tests are met. Many of these requirements are technical and complex and if we fail to meet these requirements we may be subject to federal, state, and local income tax and penalties. A REIT's net income from prohibited transactions is subject to a 100% penalty tax. We have seven taxable REIT subsidiaries ("the TRSs") where certain investments may be made and activities conducted that (i) may have otherwise been subject to the prohibited transactions tax and (ii) may not be favorably treated for purposes of complying with the various requirements for REIT qualification. The income, if any, within the TRSs is subject to federal and state income taxes as a domestic C

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2012

2. Summary of Significant Accounting Policies (Continued)

corporation based upon the TRSs' net income. During 2012, we recorded a provision for income taxes of $1.0 million related to the activities in our TRSs. These provisions were determined using a Federal income tax rate of 34% and state income tax rate of 7.5%. During 2011, we recorded a provision for income taxes of $0.8 million related to the activities in our TRSs. These provisions were determined using a Federal income tax rate of 34% and state income tax rate of 7.5%. During 2010, we recorded a provision for income taxes of $0.4 million related to the activities in our TRSs, based on a Federal income tax rate of 33% and state income tax rate of 7.5%.

Underwriting Commissions and Offering Costs

        Underwriting and offering costs related to our equity offering activities, which consist primarily of our equity offerings in April and early October 2012 as well as our at-the-market offering program (refer to disclosure in Note 10), aggregated $2.0 million for 2012, totaled approximately $1.1 million in connection with our supplemental equity offering in May 2011, and approximately $19.0 million in connection with the supplemental equity offering in December 2010. Underwriting and offering costs are reflected as a reduction in additional paid-in capital in the Consolidated Statements of Equity.

Recent Accounting Pronouncements

        In December 2011, the FASB issued amended guidance which will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset. This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. The company will be required to apply the amendments beginning on January 1, 2013. We are in the process of evaluating the impact that this guidance will have on the consolidated financial statement disclosures.

3. Debt Securities

        We classified all CMBS and RMBS investments as available-for-sale as of December 31, 2012 and December 31, 2011. The CMBS and RMBS classified as available-for-sale are reported at fair value in the balance sheets with changes in fair value recorded in accumulated other comprehensive (loss) income. The tables below summarize various attributes of our investments in mortgage backed securities ("MBS") available-for-sale as of December 31, 2012 and December 31, 2011 (amounts in thousands):

				Unrealized Gains or (Losses) Recognized in Accumulated Other Comprehensive (Loss) Income
December 31, 2012	Purchase Amortized Cost	Credit OTTI	Recorded Amortized Cost	Non-Credit OTTI	Unrealized Gains	Unrealized Losses	Net Fair Value Adjustment	Fair Value
CMBS	$498,064	$—	$498,064	$—	$31,370	$—	$31,370	$529,434
RMBS	293,321	(10,194)	283,127	—	50,717	(691)	50,026	333,153

Total	$791,385	$(10,194)	$781,191	$—	$82,087	$(691)	$81,396	$862,587

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2012

3. Debt Securities (Continued)

December 31, 2012	Weighted Average Coupon(1)	Weighted Average Rating		Weighted Average Life ("WAL") (Years)(3)
CMBS	4.3%	BB+	(2)	3.3
RMBS	1.1%	CCC+		5.4

(1)
Calculated using the December 31, 2012 one-month LIBOR rate of 0.2087% for floating rate securities.

(2)
Approximately 20.4% of the CMBS securities are rated BB+. The remaining 79.6% are securities where the obligors are certain special purpose entities that were formed to hold substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties; the securities are not rated but the loan-to-value ratio was estimated to be in the range of 39%-44% at December 31, 2012.

(3)
Represents the WAL of each respective group of MBS. The WAL of each individual security or loan is calculated as a fraction, the numerator of which is the sum of the timing (in years) of each expected future principal payment multiplied by the balance of the respective payment, and with a denominator equal to the sum of the expected principal payments. This calculation was made as of December 31, 2012. Assumptions for the calculation of the WAL are adjusted as necessary for changes in projected principal repayments and/or maturity dates of the security.

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

As of December 31, 2012

3. Debt Securities (Continued)

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

        The following table contains a reconciliation of aggregate principal balance to amortized cost for our CMBS and RMBS as of December 31, 2012 and 2011 (amounts in thousands):

	December 31, 2012		December 31, 2011
	CMBS	RMBS	CMBS	RMBS
Principal balance	$519,575	$489,218	$195,842	$263,923

Accretable yield	(21,511)	(108,486)	(18,489)	(44,604)
Non-accretable difference	—	(97,605)	—	(54,896)

Total discount	(21,511)	(206,091)	(18,489)	(99,500)

Amortized cost	$498,064	$283,127	$177,353	$164,423

        The principal balance of credit deteriorated RMBS was $438.0 million and $213.3 million as of December 31, 2012 and 2011, respectively. Accretable yield related to these securities totaled $93.6 million and $32.8 million, as of December 31, 2012 and 2011, respectively.

        The following table discloses the changes to accretable yield and non-accretable difference for our CMBS and RMBS during the year ended December 31, 2012:

	For the Year Ended December 31, 2012
	Accretable Yield		Non-Accretable Difference
	CMBS	RMBS	CMBS	RMBS
Balance as of December 31, 2011	$18,489	$44,604	$—	$54,896
Accretion of discount	(15,884)	(18,080)	—	—
Principal write-downs	—	—	—	(2,040)
Purchases and transfers	30,374	75,918	—	80,926
Sales	(11,468)	(27,048)	—	(7,487)
Net OTTI	—	4,402	—	—
Transfer to/from non-accretable difference	—	28,690	—	(28,690)

Balance as of December 31, 2012	$21,511	$108,486	$—	97,605

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2012

3. Debt Securities (Continued)

        During the year ended December 31, 2012, the purchases and sales trades executed, as well as the principal payments received, were as follows (amounts in thousands):

	RMBS	CMBS
Purchases	$254,035	$372,252
Sales/Maturities	87,957	173,334
Principal payments received	69,298	19,836

During the year ended December 31, 2011, the purchases and sales trades executed, as well as the principal payments received, were as follows (amounts in thousands):

	RMBS	CMBS
Purchases	$161,204	$—
Sales/Maturities	53,529	238,739
Principal payments received	69,466	44,449

        During the year ended December 31, 2010, the purchases and sales trades executed, as well as the principal payments received, were as follows (amounts in thousands):

	RMBS	CMBS
Purchases	$185,962	$18,547
Sales/Maturities	41,690	—
Principal payments received	38,472	366

        During the year ended December 31, 2012, we sold a CMBS position with aggregate gross proceeds of $173.3 million ($74.6 million after repaying related financing), which generated gains of approximately $8.3 million.

        During the year ended December 31, 2011, we sold various CMBS positions with aggregate gross proceeds of $211.6 million ($74.0 million after repaying related financing), which generated gains of approximately $10.0 million. Additionally, $27.1 million of our CMBS portfolio matured and was paid off during the year ended December 31, 2011.

        During the year ended December 31, 2010, we sold various MBS positions with aggregate gross proceeds of $41.7 million, which generated gains of approximately $2.1 million.

        Within the hospitality sector, as of December 31, 2012 we had an aggregate investment of $421.2 million in senior debt secured by substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties. As of March 31, 2012, the debt investment was comprised of $115.1 million in loans and $387.6 million in securities. On April 16, 2012 the remaining $115.1 million of loans were converted to securities. On August 23, 2012 we sold $165.0 million of these CMBS resulting in a gain of $8.2 million. As of December 31, 2012, the aggregate face value of $421.8 million represented 5.8% of the total face value of this operator's senior debt outstanding, and the aggregate carrying value of our investment represented 9.7% of our total assets.

        In June 2011, we exercised a pre-existing right to convert one of our loans into a CMBS in order to maximize the investment's liquidity. As a result, we reclassified the loan, which had a carrying

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2012

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

        As of December 31, 2012, 79.6% of the CMBS are variable rate and pay interest at LIBOR plus a weighted-average spread of 2.30%. As of December 31, 2011, 100% of the CMBS were variable rate and paid interest at LIBOR plus a weighted-average spread of 1.75%.

        Subject to certain limitations on durations, we have allocated an amount to invest in RMBS that cannot exceed 10% of our total assets. We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS. The cost of this service was $1.9 million, $0.7 million, and $0.4 million for the years ended December 31, 2012, December 31, 2011, and December 31, 2010, respectively, and which has been recorded as an offset to interest income in the accompanying Consolidated Statements of Operations. As of December 31, 2012, approximately $281.2 million, or 84.4%, of the RMBS are variable rate and pay interest at LIBOR plus a weighted-average spread of 0.38%. As of December 31, 2011, approximately $154.7 million, or 93.8%, of the RMBS were variable rate and pay interest at LIBOR plus a weighted-average spread of 0.43%. We purchased all of the RMBS at a discount, a portion of which will be accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of these discounts.

        The following table presents the gross unrealized losses and estimated fair value of our securities that are in an unrealized loss position as of December 31, 2012 for which OTTIs (full or partial) have not been recognized in earnings (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
As of December 31, 2012	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
CMBS	$—	$—	—	$—
RMBS	4,096	599	(654)	(37)

Total	$4,096	$599	$(654)	$(37)

        As of December 31, 2012 there were seven securities with unrealized losses. After evaluating each security we determined that the impairments on 3 of these securities, totaling $1.6 million, were other-than-temporary. Credit losses represented $1.6 million of this total, which we calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our amortized cost basis. As of September 30, 2012, the last measurement date for these securities, other than temporary impairments totaled $2.8 million, bring the total other than temporary impairments for the year ended December 31, 2012, (as reported in the statement of operations) to $4.4 million. We further determined that none of the four remaining securities were other-than-temporarily impaired.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2012

3. Debt Securities (Continued)

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

        The following table presents the gross unrealized losses and estimated fair value of our securities that were in an unrealized loss position as of December 31, 2011 for which OTTIs (full or partial) have not been recognized in earnings (amounts in thousands):

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

4. Loans

        Our loans held-for-investment are accounted for at amortized cost and the loans held-for-sale are accounted for at the lower of cost or fair value, unless we elect to record such loans at fair value. The

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2012

4. Loans (Continued)

following table summarizes our investments in loans by subordination class as of December 31, 2012 and December 31, 2011 (amounts in thousands):

December 31, 2012	Carrying Value	Face Amount	Weighted Average Coupon	WAL (years)(2)
First mortgages	$1,461,666	$1,502,382	6.2%	3.8
Subordinated mortgages(1)	397,159	430,444	9.8%	4.0
Mezzanine loans	1,057,670	1,079,897	10.3%	3.6

Total loans held for investment	2,916,495	3,012,723
Loans held in securitization trust	85,901	86,337	4.7%	3.2

Total gross loans	3,002,396	3,099,060
Loan loss allowance	(2,061)	—

Total net loans	$3,000,335	$3,099,060

December 31, 2011	Carrying Value	Face Amount	Weighted Average Coupon	WAL (years)(2)
First mortgages	$1,202,611	$1,248,549	6.6%	3.2
Subordinated mortgages(1)	437,163	487,175	7.4%	4.1
Mezzanine loans	628,825	642,831	8.4%	3.0

Total loans held for investment	2,268,599	2,378,555
First mortgages held for sale at fair value	128,593	122,833	5.9%	8.9
Loans held in securitization trust	50,316	50,632	5.0%	3.7

Total gross loans	$2,447,508	$2,552,020

Loan loss allowance	—	—

Total net loans	$2,447,508	$2,552,020

(1)
Subordinated mortgages include (i) subordinated mortgages that we retain after having sold first mortgage positions related to the same collateral, (ii) B-Notes, and (iii) subordinated loan participations.

(2)
Represents the WAL of each respective group of loans. The WAL of each individual loan is calculated as a fraction, the numerator of which is the sum of the timing (in years) of each expected future principal payment multiplied by the balance of the respective payment, and with a denominator equal to the sum of the expected principal payments. This calculation was made as of December 31, 2012 and December 31, 2011. Assumptions for the calculation of the WAL are adjusted as necessary for changes in projected principal repayments and/or maturity dates of the loan.

        As of December 31, 2012, approximately $1.9 billion, or 63.9% of the loans were variable rate and pay interest at LIBOR plus a weighted-average spread of 6.06%. Of the floating rate loans, $674.3 million pay interest using one-month LIBOR (0.2087%), $93.2 million pay interest using one-month Citibank LIBOR (0.1900%), $7.2 million pay interest using three-month Citibank LIBOR

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2012

4. Loans (Continued)

(0.3000%) and $1.1 billion pay interest using a LIBOR floor (0.5%-2.0%). As of December 31, 2011, approximately $1.1 billion, or 45.2% of the loans were variable rate and pay interest at LIBOR plus a weighted-average spread of 4.33%. Of the floating rate loans, $264.0 million pay interest using one-month LIBOR (0.2953%) and $143.4 million pay interest using three-month LIBOR (0.5810%).

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

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2012

4. Loans (Continued)

Rating	Characteristics
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
• Loan structure—LTV exceeds 90%.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2012

4. Loans (Continued)

        As of December 31, 2012, the risk ratings by class of loan were as follows (amounts in thousands):

	Balance Sheet Classification
				Loans Held for Sale
	Loans Held for Investment
					Loans held in Securitization Trust
Risk Rating Category	First Mortgages	Subordinated Mortgages	Mezzanine Loans	First Mortgages		Total
1	$—	$—	$—	$—	$—	$—
2	39,734	2,434	370,671	—	13,113	425,952
3	1,350,455	363,275	679,371	—	72,788	2,465,889
4	59,970	31,450	7,628	—	—	99,048
5	11,507	—	—	—	—	11,507

	$1,461,666	$397,159	$1,057,670	$—	$85,901	$3,002,396

        After completing the evaluation of each loan as described above, we concluded that no loans were individually impaired as of December 31, 2012. In addition, we considered whether any loans shared specific characteristics with other loans such that it was probable, as a group, such loans had incurred an impairment loss as of December 31, 2012 as a result of their common characteristics. After completing this analysis, we recorded an allowance for loan losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a "4," plus (ii) 5% of the aggregate carrying amount of loans rated as a "5." These groups accounted for 3.7% and 4.5% of our loan portfolio as of December 31, 2012 and 2011, respectively.

For the Year Ended December 31, 2012
Reserve for loan losses at beginning of year	$—
Provision for loan losses	2,061
Charge-offs	—
Recoveries	—

Reserve for loan losses at end of year	$2,061

Recorded investment in loans related to the allowance for loan loss	$110,555

        As of December 31, 2011, the risk ratings by class of loan were as follows (amounts in thousands):

	Balance Sheet Classification
				Loans Held for Sale
	Loans Held for Investment
					Loans held in Securitization Trust
Risk Rating Category	First Mortgages	Subordinated Mortgages	Mezzanine Loans	First Mortgages		Total
1	$—	$—	$—	$—	$—	$—
2	108,900	131,281	139,167	89,760	13,193	482,301
3	1,054,717	251,788	481,982	38,833	37,123	1,864,443
4	38,994	54,094	7,676	—	—	100,764
5	—	—	—	—	—	—

	$1,202,611	$437,163	$628,825	$128,593	$50,316	$2,447,508

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2012

4. Loans (Continued)

        After completing the evaluation of each loan as described above, we concluded that no loans were individually impaired as of December 31, 2011. In addition, we considered whether any loans shared specific characteristics with other loans such that it was probable, as a group, such loans had incurred an impairment loss as of December 31, 2011 as a result of their common characteristic. After completing this analysis, we determined that no allowance for loan losses was necessary as of December 31, 2011.

        For the year ended December 31, 2012, the activity in our loan portfolio (including loans transferred as secured borrowings) was as follows (amounts in thousands):

Balance January 1, 2012	$2,447,508
Acquisitions/originations	1,739,944
Additional funding	13,419
Capitalized interest(1)	3,594
Basis of loans sold	(468,079)
Loan maturities	(615,227)
Transfer out—loan converted to a security	(115,100)
Principal repayments	(55,223)
Discount accretion/premium amortization	44,653
Unrealized foreign currency remeasurement gain	12,667
Unrealized losses on loans held for sale at fair value	(5,760)
Loan loss allowance	(2,061)

Balance December 31, 2012	$3,000,335

(1)
Represents accrued interest income on loans whose terms do not require current payment of interest.

        As disclosed above, we acquired or originated $1.7 billion in loans for the year ended December 31, 2012, which included: (i) a $125.0 million participation in a senior loan, converted to a CMBS in the second quarter, secured by all the material assets of a worldwide operator of hotels, resorts, and timeshare properties for a discounted purchase price of $115.7 million; (ii) an origination of a $63.0 million first mortgage, of which $59.0 million was funded at closing, collateralized by 10 office buildings located in California; (iii) an origination of a $40.0 million mezzanine loan secured by a 10-property portfolio of full-service and extended-stay hotels located in eight different states; (iv) an origination of a $73.0 million junior mezzanine loan, of which $45.0 million was initially funded, collateralized by six office buildings in Virginia; (v) an origination of a $170.0 million first mortgage loan, of which $135.0 million was initially funded, collateralized by two office buildings in midtown Manhattan; (vi) an origination of a $30.0 million mezzanine loan collateralized by an office building in Pennsylvania; (vii) an origination of a $51.5 million first mortgage collateralized by three hotels in North Carolina, New Jersey, and Virginia; (viii) a purchase of a 50% undivided participation interest in a EUR-denominated mezzanine loan for $68.4 million, collateralized by three hotels in France and Germany; (ix) an acquisition of a $250.0 million participation in a mezzanine loan at a discounted price of $233.75 million, secured by indirect equity interests in subsidiaries that own substantially all the assets of a worldwide operator of hotels, resorts and timeshare properties; (x) an origination of a $46.0 million first mortgage collateralized by a 351 key hotel in Maryland; (xi) an origination of a

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2012

4. Loans (Continued)

$61.0 million first mortgage, of which $48.5 million was funded at closing, collateralized by two office buildings in California; (xii) an origination of a $475.0 million first mortgage and mezzanine loan, of which $375.0 million was initially funded, for the acquisition and redevelopment of a ten story retail building in Manhattan (refer to Note 9 to the consolidated financial statements for disclosure regarding related-party nature and accounting treatment); and (xiii) an origination of a $115.5 million first mortgage secured by the fee interests in a 25 story Class A office tower located in San Francisco, CA.

        For the year ended December 31, 2011, the activity in our loan portfolio (including loans held-for-sale) was as follows (amounts in thousands):

Balance January 1, 2011	$1,425,243
Acquisitions/originations	1,782,964
Additional funding	45,792
Capitalized interest(1)	7,485
Basis of loans sold	(331,312)
Loan maturities	(305,316)
Transfer out—loan converted to a security	(176,635)
Principal repayments	(26,933)
Discount accretion/premium amortization	26,966
Unrealized foreign currency remeasurement loss	(6,506)
Unrealized gains on loans held for sale at fair value	5,760

Balance December 31, 2011	$2,447,508

(1)
Represents accrued interest income on loans whose terms do not require current payment of interest.

        For the year ended December 31, 2010, the activity in our loan portfolio was as follows (amounts in thousands):

Balance January 1, 2010	$214,521
Acquisitions/originations	1,352,253
Capitalized interest(1)	3,323
Basis of loans sold	(28,911)
Loan maturities	(114,717)
Principal repayments	(13,642)
Discount accretion/premium amortization	6,339
Unrealized foreign currency remeasurement loss	6,077

Balance December 31, 2010,	$1,425,243

(1)
Represents accrued interest income on loans whose terms do not require current payment of interest.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2012

5. Other Investments

        Other investments are comprised of the following assets (amounts in thousands):

	December 31, 2012	December 31, 2011
Residential real estate	$99,115	$—
Non-performing residential loans	68,883	—
Investment in marketable securities	21,667	11,269
Investment in LLC	32,318	33,110

Total other investments	$221,983	$44,379

Residential real estate

        During 2012, we began to purchase single family residential homes and non-performing residential loans. At acquisition, a significant portion of the properties were either vacant or had occupants that were not subject to a lease and/or were not paying rent to the previous owner. Upon acquisition, we began actively preparing the properties to be either rented or sold, as applicable. From the date of acquisition through December 31, 2012, we incurred approximately $5.4 million in costs of preparing these properties for their intended use, and such costs were added to our investment basis.

Type	Depreciable Life	Original Cost	Capitalized Cost	Accumulated Depreciation	Net Book Value
Building	30 years	$20,955	$3,036	$(203)	$23,788
Land	—	20,457	—	—	20,457
Furniture & Fixtures	5 years	191	72	(10)	253
Development Assets	—	52,275	2,342	—	54,617

		$93,878	$5,450	$(213)	$99,115

        For the year ended December 31, 2012, the operating results of the properties and the location of the item in the consolidated statements of operations were as follows (amounts in thousands):

Rental income	$443	Other income (expense)
Operating expenses	933	Other income (expense)

Net operating income	(490)

Depreciation	(213)	Other income (expense)
Acquisition & startup costs	(758)	Various(1)
Gain on real estate sales	586	Realized gain on sale of investments
Other expense	(84)	Various
Income tax expense	(152)	Income tax provision

	$(1,111)

(1)
Acquisition and start-up costs includes $198 thousand reflected in acquisition and investment pursuit costs and $560 thousand reflected in other income (expense) on the December 31, 2012 income statement.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2012

5. Other Investments (Continued)

Non-performing loan pool

        In November 2012, we acquired 485 non-performing residential loans at an aggregate cost of $69.0 million. For the year ended December 31, 2012 the operating results and the location of the item in the consolidated statements of operations were as follows (amounts in thousands):

Interest income	$—	Other income (expense)
Operating expenses	246	Various

Net operating income	(246)

Acquisition & startup costs	(758)	Various(1)
Gain on loan sales	110	Realized gain on sale of investments

	$(894)

(1)
Acquisition and start-up costs include $690 thousand reflected in acquisition and investment pursuit costs and $68 thousand reflected in other income (expense) on the December 31, 2012 income statement.

Investment in marketable securities

        In December 2012, we acquired 9,140,000 ordinary shares in Starwood European Real Estate Finance Limited ("SEREF"), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange, for approximately $14.7 million. As a result, we own approximately 4% of SEREF. We have elected to report this investment at fair value because the shares are listed on an exchange, which allows us to determine the fair value using a quoted price from an active market, and also due to potential in lags in reporting resulting from differences in the respective regulatory requirements. We have not received any distributions from SEREF, and the fair value of the investment remeasured into USD was $15.2 million at December 31, 2012.

        As of December 31, 2012 and December 31, 2011, we had an aggregate cost basis of $5.7 million and $13.8 million invested in the publicly traded equity securities of certain REITs that were classified as available-for-sale and carried at fair value with changes in fair value recorded in other comprehensive income (loss). As of December 31, 2012 and December 31, 2011, the aggregate fair value of such securities was $6.5 million and $11.3 million, respectively, resulting in a net unrealized gain of $850 thousand and a net unrealized loss of $2.5 million, respectively. The aggregate fair value of marketable securities including the SEREF investment, totaled $21.7 million at December 31, 2012. For the year ended December 31, 2012 we recognized dividend income related to these investments of $0.8 million that is included as a component of other income in the consolidated statement of operations and we sold securities with an aggregate cost basis of $8.1 million resulting in a realized gain of $0.2 million. For the year ended December 31, 2011, we purchased securities with an aggregate cost basis of $9.3 million.

Investments in LLC

        In June 2011, we acquired a non-controlling 49% interest in a privately-held limited liability company ("LLC") for $25.5 million, which is accounted for under the equity method. In December 2011 we sold 20% of this investment for an amount that approximated our carrying amount. The LLC owns a mezzanine loan participation, and our share of earnings for the years ended December 31, 2012

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2012

5. Other Investments (Continued)

and December 31, 2011 was $2.1 million and $1.1 million, which is included in other income on the consolidated statements of operations. For the year ended December 31, 2012 and December 31, 2011, the cost basis was $24.3 million and $25.1 million, respectively.

        Prior to 2011, we had committed $9.7 million to acquire at least a 5% interest in a privately-held limited liability company formed to acquire assets of a commercial real estate debt management and servicing business primarily for the opportunity to participate in debt opportunities arising from the venture's special servicing business (the "Participation Right"). As of December 31, 2012, we had funded $8.0 million of our commitment. For the years ended December 31, 2012 and December 31, 2011 we recognized a gain of $1.7 million and $1.1 million, respectively, related to this investment, which is included in other income on the consolidated statements of operations and the cost basis was $8.0 million and $8.0 million, respectively.

6. Secured Financing Agreements

        On March 31, 2010, Starwood Property Mortgage Sub-1, L.L.C. ("SPM Sub-1"), our indirect wholly-owned subsidiary, entered into a Master Repurchase and Securities Contract (the "Wells Repurchase Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"). The Wells Repurchase Agreement is secured by approximately $75.9 million of the diversified loan portfolio purchased from Teachers Insurance and Annuity Association of America on February 26, 2010 ("the TIAA Portfolio"). Advances under the Wells Repurchase Agreement accrue interest at a per annum pricing rate equal to the sum of one-month LIBOR plus the pricing margin of 3.0%. If an event of default (as such term is defined in the Wells Repurchase Agreement) occurs and is continuing, amounts borrowed may become due and payable and interest accrues at the default rate, which is equal to the pricing rate plus 4.0%. The maturity date of the Wells Repurchase Agreement is May 31, 2013. The Wells Repurchase Agreement allowed for advances through May 31, 2010. As of December 31, 2012, $49.2 million was outstanding under the Wells Repurchase Agreement and the carrying value of the pledged collateral was $75.9 million. The Company guarantees certain of the obligations of SPM Sub-1 under the Wells Repurchase Agreement up to maximum liability of 25% of the then currently outstanding repurchase price of all purchased assets.

        On August 6, 2010, Starwood Property Mortgage Sub-2, L.L.C. ("SPM Sub-2"), our indirect wholly-owned subsidiary, entered into a second Master Repurchase and Securities Contract with Wells Fargo, which second repurchase facility was amended and restated by SPM Sub-2 and Starwood Property Mortgage Sub-2-A, L.L.C. ("SPM Sub-2-A"), our indirect wholly-owned subsidiary, on February 28, 2011, pursuant to an Amended and Restated Master Repurchase and Securities Contract (the "Second Wells Repurchase Agreement"). The Second Wells Repurchase Agreement was amended on May 24, 2011 and November 3, 2011 ("Amendment No. 2"), and is being used by SPM Sub-2 and SPM Sub-2-A to finance the acquisition or origination of commercial mortgage loans (and participations therein) and mezzanine loans. In connection with Amendment No. 2, available borrowings under the facility increased by $200 million to $550 million. Advances under the Second Wells Repurchase Agreement accrue interest at a per annum pricing rate equal to the sum of one-month LIBOR plus a margin of between 1.75% and 6.0% depending on the type of asset being financed. If an event of default (as such term is defined in the Second Wells Repurchase Agreement) occurs and is continuing, amounts borrowed may become due and payable immediately and interest accrues at the default rate, which is equal to the pricing rate plus 4.0%. The initial maturity date of the Second Wells Repurchase Agreement is August 5, 2013, subject to two one-year extension options, each

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2012

6. Secured Financing Agreements (Continued)

of which may be exercised by us upon the satisfaction of certain conditions and the payment of an extension fee. The Company guarantees certain of the obligations of SPM Sub-2 and SPM Sub-2-A under the Second Wells Repurchase Agreement up to a maximum liability of either 25% or 100% of the then-currently outstanding repurchase price of purchased assets, depending upon the type of asset being financed. As of December 31, 2012, $347.8 million was outstanding under the Second Wells Repurchase Agreement and the carrying value of the pledged collateral was $692.8 million.

        On December 2, 2010, Starwood Property Mortgage Sub-3, L.L.C. ("SPM Sub-3"), our indirect wholly-owned subsidiary, entered into a Master Repurchase Agreement with Goldman Sachs Mortgage Company, which repurchase facility was amended and restated by SPM Sub-3 and Starwood Property Mortgage Sub-3-A, L.L.C. ("SPM Sub-3-A"), our indirect wholly-owned subsidiary, on February 28, 2011, pursuant to an Amended and Restated Master Repurchase Agreement (the "Goldman Repurchase Agreement"). The Goldman Repurchase Agreement will be used to finance the acquisition or origination by SPM Sub-3 and SPM Sub-3-A of commercial mortgage loans that are eligible for CMBS securitization. The Goldman Repurchase Agreement provides for asset purchases of up to $150 million. The Company guarantees certain of the obligations of SPM Sub-3 and SPM Sub-3-A under the Goldman Repurchase Agreement up to a maximum liability of 25% of the then-currently outstanding repurchase price of all purchased loans. Advances under the Goldman Repurchase Agreement accrue interest at a per annum pricing rate equal to the sum of one-month LIBOR plus a margin of between 1.95% and 2.25% depending on the loan-to-value ratio of the purchased mortgage loan. If an event of default (as such term is defined in the Goldman Repurchase Agreement) occurs and is continuing, amounts borrowed may become due and payable immediately and interest accrues at the default rate, which is equal to the pricing rate plus 2.0%. The facility expired as scheduled in December 2012.

        On March 18, 2011, Starwood Property Mortgage, L.L.C. ("SPM"), our indirect wholly-owned subsidiary, entered into a third Master Repurchase and Securities Contract with Wells Fargo ("the Third Wells Repurchase Agreement"). The Third Wells Repurchase Agreement is being used by SPM to finance the acquisition and ownership of RMBS and provides for asset purchases up to $175 million. Advances under the Third Wells Repurchase Agreement generally accrue interest at a per annum pricing rate equal to one-month LIBOR plus a margin of 2.10%. If an event of default (as such term is defined in the Third Wells Repurchase Agreement) occurs and is continuing, amounts borrowed may become due and payable immediately and interest accrues at the default rate, which is equal to the pricing rate plus 4.0%. The facility was scheduled to terminate on March 16, 2012. We extended the facility for an additional year and the new facility termination date is March 16, 2013. The Company has guaranteed certain of the obligations of SPM under the Third Wells Repurchase Agreement. As of December 31, 2012, $163.1 million was outstanding and the carrying value of the pledged collateral was $294.0 million.

        On December 30, 2011, Starwood Property Mortgage Sub-5, L.L.C. ("SPM Sub-5") and Starwood Property Mortgage Sub-5-A, L.L.C. ("SPM Sub-5-A"), our indirect wholly-owned subsidiaries, entered into a fourth Master Repurchase and Securities Contract with Wells Fargo (the "Fourth Wells Repurchase Agreement"). The Fourth Wells Repurchase Agreement provides for advances up to $189.9 million and is secured by a loan portfolio of 21 separate commercial mortgage loans. As of December 31, 2012, advances under the Fourth Wells Repurchase Agreement accrued interest at one-month LIBOR plus a pricing margin of 2.75%. The availability of additional advances, as well as the pricing margin on all outstanding borrowings at any given time, is determined by the current

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2012

6. Secured Financing Agreements (Continued)

operating cash flows and fair values of the underlying collateral, both in relation to the existing collateral loan receivable balances outstanding, and all as approved by Wells Fargo. The overall term of the Fourth Wells Repurchase Agreement is three years, with two one-year conditional extensions. As of December 31, 2012, SPM Sub-5-A had borrowed $181.2 million under this facility and the carrying value of the pledged collateral was $243.0 million. At closing, we paid a 0.50% commitment fee based upon the total committed proceeds. If the overall facility is extended beginning in December 2014, we would pay a 0.25% extension fee for each year. The Company guarantees 60% of the currently outstanding repurchase price for all purchased assets; however, the Company guarantees 100% of the outstanding balance of any individual repurchase transaction involving a collateral property with operating cash flows that at any time is less than 15% of the related collateral loan receivable balance.

        On March 6, 2012, Starwood Property Mortgage Sub-7, LLC ("SPM Sub-7"), our indirect wholly-owned subsidiary, entered into a Master Repurchase Agreement with Goldman Sachs International (the "Second Goldman Repurchase Agreement"). At closing, we borrowed $155.4 million under the Second Goldman Repurchase Agreement to finance the acquisition of $222.8 million in senior debt securities that are expected to mature on November 15, 2015. The senior debt securities were issued by certain special purpose entities that were formed to hold substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties. Advances under the Second Goldman Repurchase Agreement accrue interest at a per annum rate of one-month LIBOR plus a spread of 2.90%. The maturity date of the Second Goldman Repurchase Agreement is August 15, 2015. The carrying value of the collateral senior debt securities was $213.9 million and the amount outstanding under the facility was $149.4 million at December 31, 2012.

        On March 26, 2012, Starwood Property Mortgage Sub-6, LLC ("SPM Sub-6") and Starwood Property Mortgage Sub-6-A ("SPM Sub-6-A"), our indirect wholly-owned subsidiaries, entered into a Master Repurchase Agreement with Citibank, N.A. (the "Citi Repurchase Agreement). The Citi Repurchase Agreement provides for asset purchases of up to $125.0 million to finance commercial mortgage loans and senior interests in commercial mortgage loans originated or acquired by us and including loans and interests intended to be included in commercial mortgage loan securitizations as well as those not intended to be securitized. Advances under the Citi Repurchase Agreement accrue interest at a per annum interest rate equal to the sum of (i) 30-day LIBOR plus (ii) a margin of between 1.75% and 3.75% depending on (A) asset type, (B) the amount advanced and (C) the debt yield and loan-to-value ratios of the purchased mortgage loan, provided that the aggregate weighted average interest rate shall not at any time be less than the sum of one-month LIBOR plus 2.25%. The facility has an initial maturity date of March 29, 2014, subject to three one-year extension options, which may be exercised by us upon the satisfaction of certain conditions. We have guaranteed the obligations of our subsidiaries under the facility up to a maximum liability of 25% of the then-currently outstanding repurchase price of assets financed. As of December 31, 2012, SPM Sub-6-A had borrowed $49.0 million under this facility and the carrying value of the pledged collateral was $71.4 million.

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

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2012

6. Secured Financing Agreements (Continued)

        On December 3, 2010, SPT Real Estate Sub II, LLC ("SPT II"), our wholly-owned subsidiary, entered into a term loan credit agreement (the "BAML Credit Agreement") with Bank of America, N.A. ("Bank of America") as administrative agent and as lender, and us and certain of our subsidiaries as guarantors. The BAML Credit Agreement, amended and restated on March 9, 2012 ("Amended BAML Credit Agreement"), provides for loans of up to $141.6 million as of December 31, 2012. The initial draw under the BAML Credit Agreement in December 2010 was used, in part, to finance the acquisition of a $205.0 million participation (the "Participation") in a senior secured loan due November 15, 2015 from Bank of America. The Participation was converted into a security in June 2011 and is due from certain special purpose entities that were formed to hold substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties. In connection with the March 9, 2012 amendment, we borrowed an additional $81.0 million to partially finance the $125.0 million acquisition of additional participation interest in the senior secured loan.

        Advances under the Amended BAML Credit Agreement accrue interest at a per annum rate based on LIBOR or a base rate, at the election of SPT II. The margin can vary between 2.35% and 2.50% over LIBOR, and between 1.35% and 1.50% over base rate, based on the performance of the underlying hospitality collateral. The initial maturity date of the Amended BAML Credit Agreement is November 30, 2014, subject to a 12 month extension option, exercisable by SPT II upon satisfaction of certain conditions set forth in the Amended BAML Credit Agreement. Bank of America retains the sole discretion, subject to certain conditions, over the market value of collateral assets for purposes of determining whether we are required to pay margin to Bank of America. As of December 31, 2012, $141.6 million was outstanding under the BAML Credit Agreement. The carrying value of the CMBS pledged as collateral under the Credit agreement was $207.3 million as of December 31, 2012. If an event of default (as such term is defined in the Amended BAML Credit Agreement) occurs and is continuing, amounts borrowed may become due and payable immediately and interest would accrue at an additional 2% per annum over the applicable rate.

        On July 3, 2012, Starwood Property Mortgage Sub-9, L.L.C. ("SPM Sub-9") and Starwood Property Mortgage Sub-9-A, L.L.C. ("SPM Sub-9-A"), our indirect wholly-owned subsidiaries, entered into a Purchase and Repurchase Agreement and Securities Contract ("OneWest Repurchase Agreement") with OneWest Bank, FSB ("OneWest"). At closing, SPM Sub-9 transferred loan investments to OneWest in exchange for a $78.3 million advance. Borrowings under the OneWest Repurchase Agreement accrue interest at a pricing rate of one-month LIBOR plus a margin of 3.0%. If an event of default (as such term is defined in the OneWest Repurchase Agreement) occurs and is continuing, amounts borrowed may become due and payable immediately and interest accrues at the default rate, which is equal to the pricing rate plus 5.0%. The initial maturity date of the facility is July 3, 2015 with two one-year extension options, subject to certain conditions. As of December 31, 2012, $65.6 million was outstanding under the OneWest Bank Repurchase Agreement and the carrying value of the pledged collateral was $94.8 million.

        On August 3, 2012, Starwood Property Mortgage Sub-10, LLC ("SPM Sub-10") and Starwood Property Mortgage Sub-10A ("SPM Sub 10-A"), our indirect wholly-owned subsidiaries, jointly entered into a $250.0 million Senior Secured Revolving Credit Facility ("Borrowing Base") arranged by Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPFS"). Lender participants in the facility include Bank of America, Citibank, Barclays Bank PLC, Deutsche Bank Trust Company Americas, Goldman Sachs Bank USA, and Stifel Bank & Trust. The facility matures 364 days from closing, may be extended from time to time, provided the aggregate tenor shall not exceed four years. Outstanding borrowings

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2012

6. Secured Financing Agreements (Continued)

under the facility will be priced at LIBOR + 325 bps, with an unused fee of 30 to 35 bps per annum depending upon the usage of the facility. The facility will be used primarily to finance our purchase or origination of commercial mortgage loans for the time period between transaction closing and the time in which a financing of the loan can be closed with one of our existing secured warehouse facilities or the loan is sold/syndicated in whole or in part. The term of financing provided under the facility for any individual loan is limited in most instances to the lesser of six months or the maturity of the facility. The facility will be secured by each loan for which financing has been provided as well as a no less than $500.0 million in market value of additional preapproved unencumbered senior, subordinate, and mezzanine loan assets. The facility is full recourse to us. As of December 31, 2012, there were no borrowings under the Borrowing Base and the carrying value of the pledged collateral but not drawn upon is $697.4 million.

        On August 17, 2012, Starwood Property Trust, Inc. ("SPT"), entered into a Master Repurchase Agreement with Goldman Sachs Lending Partners, LLC (the "Third Goldman Repurchase Agreement"). At closing, we borrowed $158.8 million under the Third Goldman Repurchase Agreement to finance the acquisition of $250.0 million participation interest in a mezzanine note that is expected to mature on November 15, 2015. The mezzanine note was issued by certain special purpose entities that were formed to hold substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties. Advances under the Third Goldman Repurchase Agreement accrue interest at a per annum rate of one-month LIBOR plus a spread of 3.70%. The maturity date of the Third Goldman Repurchase Agreement is September 15, 2015. The carrying value of the mezzanine note was $236.6 million and the amount outstanding under the facility was $158.8 million at December 31, 2012.

        The following table sets forth our five-year principal repayments schedule for the secured financings, assuming no defaults or expected extensions and excluding the loan transfer secured borrowings (amounts in thousands). Our credit facilities generally require principal to be paid down prior to the facilities' respective maturities if and when we receive principal payments on, or sell, the investment collateral that we have pledged. The amount for 2013 generally represents the principal repayments that are scheduled or otherwise expected to be received on our loan and MBS investments:

2013	$633,148
2014	301,828
2015	370,836
2016	—
2017 and thereafter	—

Total	$1,305,812

        Secured financing maturities for 2013 primarily relate to $347.8 million of financings on the Second Wells Repurchase Agreement, $163.1 million on the Third Wells Repurchase Agreement, $49.2 on the Wells Repurchase Agreement, $35.3 million on the One West Bank Repurchase Agreement, and $23.0 million on the Fourth Wells Repurchase Agreement. We expect to extend the Second Wells Repurchase Agreement beyond initial maturity. Since we have extension options available to us by meeting certain criteria. Additionally, we expect to extend the Third Wells Repurchase Agreement with the lender.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2012

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

        The secured financing liability relates to two of the Contributed Loans that we securitized but did not qualify for sale treatment under GAAP. As of December 31, 2012, the balance of the loans pledged to the securitization trust was $50.3 million and the related liability of the securitization trust was $52.3 million. As of December 31, 2011, the balance of the loans pledged to the securitization trust was $50.3 million and the related liability of the securitization trust was $53.2 million.

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

        During the first quarter of 2012, we sold six loans with a carrying value of $122.7 million to an independent third party resulting in proceeds, net of financing repayments, of $40.6 million. Control of the loans was surrendered in the loan transfer and it was therefore treated as a sale under GAAP, resulting in a realized gain of $9.4 million. The net economic gain of this transaction, including a realized loss of $8.4 million on the termination of the corresponding interest rate hedge, was $1.0 million. Additionally, we sold 50% of our Euro denominated loan to a strategic partner resulting in proceeds of $28.8 million and a realized loss of $2.1 million; however, this transaction was earnings

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2012

7. Loan Securitization/Sale Activities (Continued)

neutral after considering the realized gains on the related currency hedges of $2.1 million that were terminated in connection with the sale. We have no continuing involvement in the loans.

        During the third quarter of 2012, we sold the $36.1 million A-Note of a $51.5 million first mortgage loan that we had closed in July 2012, and retained the $15.4 million B-Note. The loan is collateralized by a portfolio of three hotels. The cash proceeds received from the sale approximated our carrying value in the A-Note. We retained the $15.4 million B-Note. The A-Note and B-Note bear interest at one-month LIBOR plus 3.5% and 11.83%, respectively. The buyer has an option to require us to repurchase the A-Note unless and until a default condition is cured with respect to one of the collateral properties, at which time the guarantee would terminate. In exchange for providing this guarantee, we receive 0.5% of the interest otherwise due to the buyer under the A-Note unless and until the guarantee terminates. The buyer has not exercised its option to date. While we fully expect the default condition will be cured as it was caused by a short-term construction project at the property that has since been completed, our participation in the interest accruing under the A-Note represents an element of continuing involvement that requires us to account for the sale as a secured borrowing. The carrying amount of the A-Note and secured borrowing were $35.6 million at December 31, 2012, and are classified in loans transferred as secured borrowings and loan transfer secured borrowings, respectively.

        During the fourth quarter of 2012, we sold five loans with an aggregate carrying value of $314.5 million to independent third parties in five separate transactions resulting in proceeds of $315.7 million. Control of the loans was surrendered in the loan transfers and they were therefore treated as sales under GAAP.

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

As of December 31, 2012

8. Derivatives and Hedging Activity (Continued)

        In connection with our repurchase agreements, we have entered into nine interest rate swaps that have been designated as cash flow hedges of the interest rate risk associated with forecasted variable interest payments. As of December 31, 2012, the aggregate notional amount of our interest rate swaps designated as cash flow hedges of forecasted variable interest payments totaled $254.8 million. Under these agreements, we will pay fixed monthly coupons at fixed rates ranging from 0.557% to 2.228% of the notional amount to the counterparty and receive floating rate LIBOR. Our interest rate swaps designated as cash flow hedges of interest rate risk have maturities ranging from February 2013 to May 2021.

        The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2012, we recorded no hedge ineffectiveness in earnings. During the years ended December 31, 2011, and December 31, 2010, we recorded $45 thousand and $46 thousand, respectively as hedge ineffectiveness in earnings, which is included in interest expense on the consolidated statements of operations.

        Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the associated variable-rate debt. Over the next twelve months, we estimate that an additional $1.5 million will be reclassified as an increase to interest expense. We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of 102 months.

Non-designated Hedges

        Derivatives not designated as hedges are derivatives that do not meet the criteria for hedge accounting under GAAP or for which we have not elected to designate as hedges. We do not use these derivatives for speculative purposes but instead they are used to manage our exposure to foreign exchange rates, interest rate changes, and certain credit spreads. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in net (losses) gains on interest rate, currency or credit hedges in the consolidated statements of operations.

        During 2010, we entered into a series of forward contracts whereby we agree to sell an amount of GBP for agreed upon amounts of USD at various dates through October 2013. These forward contracts were executed to economically fix the USD amounts of GBP-denominated cash flows expected to be received by us related to a GBP-denominated loan investment.

        During 2011, we entered into a series of forward contracts whereby we agreed to sell an amount of EUR for an agreed upon amount of USD at various dates through June of 2014. These forward contracts were executed to economically fix the USD amount of EUR-denominated cash flows expected to be received by us related to a mezzanine loan investment in Germany. During 2012, we terminated a portion of our contracts to sell EUR. The purpose of the terminations was to reduce the amount of EUR we were to sell at future dates as a result of the refinancing of our EUR-denominated loan investment.

        During 2012, we entered into positions to buy GBP for an agreed upon amount of USD at various dates through October 2013 to fix the future value of our losses on pre-existing GBP forward positions.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2012

8. Derivatives and Hedging Activity (Continued)

We also entered into a new series of forward contracts whereby we agreed to sell GBP for an agreed upon amount of USD at various dates through March 2016. We also entered into a series of forward contracts whereby we agreed to sell an amount of EUR for an agreed upon amount of USD at various dates through January of 2014. These forward contracts were executed to economically fix the USD amount of EUR-denominated cash flows expected to be received by us related to a second EUR denominated mezzanine loan. During the three months ended December 31, 2012, we entered into a series of forward contracts whereby we agree to sell an amount of GBP for agreed upon amounts of USD at various dates through January 2016. These forward contracts were executed to economically fix the USD amounts of GBP-denominated cash flows expected to be received by us related to a GBP-denominated loan investment.

        As of December, 2012, we had 24 foreign exchange forward derivatives to sell GBP with a total notional amount of GBP 200.4 million, 4 foreign exchange forward derivatives to buy GBP with a total notional amount of GBP 65.7 million and 12 foreign exchange forward derivatives to sell EUR with a total notional of EUR 92.2 million.

        During 2011, we entered into several interest rate swaps that were not designated as hedges. Under these agreements, we pay fixed coupons at fixed rates ranging from 0.716% to 2.505% of the notional amount to the counterparty and receive floating rate LIBOR. These interest rate swaps are used to limit the price exposure of certain assets due to changes in benchmark USD-LIBOR swap rates from which the pricing of these assets is derived. As of December 31, 2012, the aggregate notional amount of these interest rate swaps totaled $165.0 million. Changes in the fair value of these interest rate swaps are recorded directly in earnings.

        In connection with our acquisition of a loan portfolio during the fourth quarter of 2011, we entered into nine interest rate swaps whereby we receive fixed coupons ranging from 2.86% to 5.75% of the notional amount and pay floating rate LIBOR. We acquired these swaps at a cost of $7.5 million. The premium paid reflects the fact that these swaps had above market rates which we receive. These swaps effectively convert certain floating rate loans we acquired to fixed rate loans. As of December 31, 2012, the aggregate notional amount of these swaps totaled $76.1 million. Changes in the fair value of these interest rate swaps are recorded directly in earnings.

        During 2011, we entered into a series of derivatives that are intended to hedge against increases in market credit spreads of CMBS. Such movements would have a negative impact on the proceeds we expect to receive from contributing loans into commercial mortgage loan securitizations. The aggregate notional amount of the derivative was $25.0 million and it matured in December 2011. Under the terms of the contract, a market credit spread index was defined at the contract's inception by reference to a portfolio of specific independent CMBS. To the extent the referenced credit spread index increases, our counterparty pays us. To the extent the referenced credit spread index decreases, we pay our counterparty. We pay/receive approximately every 30 days based upon the movement in the referenced index during such period. As of December 31, 2011, all contracts had matured and we realized net gains of $2.4 million. There were no credit hedges in place during the year ended December 31, 2012.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2012

8. Derivatives and Hedging Activity (Continued)

        The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of December 31, 2012 and December 31, 2011 (amounts in thousands).

Tabular Disclosure of Fair Values of Derivative Instruments

	Derivatives in an Asset Position				Derivatives in a Liability Position
	As of December 31, 2012		As of December 31, 2011		As of December 31, 2012		As of December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps	N/A	$—	N/A	$—	Derivative Liabilities	$2,571	Derivative Liabilities	$1,420

Total derivatives designated as hedging instruments		$—		$—		$2,571		$1,420

Derivatives not designated as hedging instruments
Interest rate swaps	Derivative Assets	$4,892	Derivative Assets	$7,555	Derivative Liabilities	$1,772	Derivative Liabilities	$11,342
Foreign exchange contracts	Derivative Assets	4,335	Derivative Assets	5,261	Derivative Liabilities	23,427	Derivative Liabilities	6,890

Total derivatives not designated as hedging instruments		$9,227		$12,816		$25,199		$18,232

        The tables below present the effect of the Company's derivative financial instruments on the statements of operations and of comprehensive income (loss) for the years ended December 31, 2012 and December 31, 2011.

        Cash flow hedges' impact for the year ended December 31, 2012 (amounts in thousands):

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of gain recognized in income on derivative (ineffective portion)	Amount of gain recognized in income on derivative (ineffective portion)
Interest Rate Swaps	$3,609	Interest Expense	$2,458	Interest Expense	$—

        Cash flow hedges' impact for the year ended December 31, 2011 (amounts in thousands):

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of gain recognized in income on derivative (ineffective portion)	Amount of gain recognized in income on derivative (ineffective portion)
Interest Rate Swaps	$1,951	Interest Expense	$2,113	Interest Expense	$45

        Cash flow hedges' impact for the year ended December 31, 2010 (amounts in thousands):

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of gain recognized in income on derivative (ineffective portion)	Amount of gain recognized in income on derivative (ineffective portion)
Interest Rate Swaps	$3,367	Interest Expense	$1,742	Interest Expense	$46

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2012

8. Derivatives and Hedging Activity (Continued)

        Non-designated derivatives' impact for the years ended December 31, 2012, 2011 and 2010 (amounts in thousands):

		Amount of Gain/(Loss) Recognized in Income on Derivative
	Location of Gain/(Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments		2012	2011	2010
Interest Rate Swaps—Realized gains (losses)	Gains (losses) on interest rate hedges	$(9,220)	$(15,843)	$(1,630)
Interest Rate Swaps—Net change in unrealized losses	Gains (losses) on interest rate hedges	$10,243	$(11,287)	$(55)
Foreign Exchange—Realized losses	Gains (losses) on currency hedges	$2,283	$(1,264)	$(117)
Foreign Exchange—Net change in unrealized gains	Gains (losses) on currency hedges	$(17,463)	$5,755	$(7,383)
Credit Spread Derivative—Realized gains	Gains (losses) on credit spread hedges	$—	$2,358	$—

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

        As of December 31, 2012, for those counterparties where of our derivatives are in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, the fair value was $25.3 million. As of December 31, 2012, we had received posted collateral of $3.3 million related to the agreements in an asset postion. If we had breached any of these provisions at December 31, 2012, we could have been required to settle our obligations under the agreements at their termination liability value of $25.3 million.

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

As of December 31, 2012

9. Related-Party Transactions (Continued)

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

        For the years ended December 31, 2012, 2011, and 2010, approximately $33.3 million, $24.2 million and $14.1 million, respectively, was incurred for base management fees, of which $0 and $6.7 million was payable as of December 31, 2012 and December 31, 2011, respectively.

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

        The incentive fee will be an amount, not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) our Core Earnings (as defined below) for the previous 12-month period (or part thereof that the management agreement is in effect), and (ii) the product of (A) the weighted-average of the issue price per share of our common stock of all of our public offerings multiplied by the weighted-average number of all shares of common stock outstanding (including any restricted stock units, any restricted shares of common stock and other shares of common stock underlying awards granted under our equity incentive plans) in such previous 12-month period (or part thereof that the management agreement is in effect), and (B) 8%, and (2) the sum of any incentive fee paid to our Manager with respect to the first three calendar quarters of such previous 12-month period (or part thereof that the management agreement is in effect). One half of each quarterly installment of the incentive fee is payable in shares of our common stock so long as the ownership of such additional number of shares by our Manager would not violate the 9.8% stock ownership limit set forth in our articles of incorporation, after giving effect to any waiver from such limit that our board of directors may grant in the future. The remainder of the incentive fee is payable in cash. The number of shares to be issued to our Manager is equal to the dollar amount of the portion of the quarterly installment of the incentive fee payable in shares divided by the average of the closing prices of our common stock on the New York Stock Exchange for the five trading days prior to the date on which such quarterly installment is paid.

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

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2012

9. Related-Party Transactions (Continued)

        For the years ended December 31, 2012, 2011, and 2010, approximately $7.9 million, $1.2 million, and $1.2 million, respectively, was incurred for the incentive fee, of which $0.7 million and $0 was payable as of December 31, 2012 and December 31, 2011, respectively.

        Expense Reimbursement.    We are required to reimburse our Manager for operating expenses incurred by our Manager on our behalf. In addition, pursuant to the terms of the management agreement, we are required to reimburse our Manager for the cost of legal, tax, consulting, auditing and other similar services rendered for us by our Manager's personnel provided that such costs are no greater than those that would be payable if the services were provided by an independent third party. The expense reimbursement is not subject to any dollar limitations but is subject to review by our independent directors. For the years ended December 31, 2012, 2011, and 2010, approximately $5.8 million, $4.0 million and $1.6 million was incurred, respectively, for executive compensation and other reimbursable expenses of which approximately $1.1 million and $1.7 million was payable as of December 31, 2012 and 2011, respectively. In addition, see disclosure in Note 10 regarding a contingent reimbursement to our Manager in connection with our IPO that was extinguished during 2011.

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

Loan Investments

        In April 2011, we purchased a $35 million pari passu participation interest (the "Mammoth Participation Interest") in a $75 million subordinate loan (the "Mammoth Loan") from an independent third party and a syndicate of financial institutions and other entities acting as subordinate lenders to Mammoth Mountain Ski Area, LLC ("Mammoth"). Mammoth is a single-purpose, bankruptcy remote entity that is owned and controlled by Starwood Global Opportunity Fund VII-A, L.P., Starwood Global Opportunity Fund VII-B, L.P., Starwood U.S. Opportunity Fund VII-D, L.P. and Starwood U.S. Opportunity Fund VII-D-2, L.P. (collectively, the "Sponsors"). Each of the Sponsors is indirectly wholly-owned by Starwood Capital Group Global I, L.L.C., and an affiliate of our Chief Executive Officer. The Mammoth Loan was approved by our independent directors in accordance with our related party transaction policy. The Mammoth Loan has a term of up to six years and an interest rate of 14.0% through April 2014 and 13.25% thereafter. We acquired the Mammoth Participation Interest in the Mammoth Loan from an independent third party and own such Mammoth Participation Interest subject to a participation agreement between us and the independent third party (the "Mammoth Participation Agreement"). The Mammoth Participation Agreement provides for the payment to us, on a pro rata basis with an independent third party, of customary payments in respect of the Mammoth Participation Interest and affords us customary voting, approval and consent rights so long as no event of default is continuing under the Mammoth Loan.

        On July 20, 2012, we purchased a 50% undivided participation interest (the "Le Meridien Participation Interest") in a EUR-denominated mezzanine loan for $68.4 million ("Le Méridien Loan")

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2012

9. Related-Party Transactions (Continued)

from an independent third party. The borrower is Starman Luxembourg Holdings S.À R.L. ("Holdings"), an entity that indirectly owns and operates a portfolio of hotels in France and Germany. Holdings is owned 50% by an independent third party and 50% by several private investment funds previously sponsored by Starwood Capital Group Global I, L.L.C., an affiliate of our Manager. The Le Méridien Loan has an initial term of two years with an option to extend for an additional year, subject to certain conditions, an interest rate of 12.5%, an upfront fee of 2.0% and a prepayment fee of 1.0%. We acquired the Le Meridien Participation Interest from an independent third party and own the Le Meridien Participation Interest subject to a participation agreement between us and the independent third party (the "Le Meridien Participation Agreement"). The Le Meridien Participation Agreement provides for the payment to us, on a pro rata basis with an independent third party, of customary payments in respect of our Le Meridien Participation Interest and affords us customary voting, approval and consent rights.

        On October 16, 2012, through a newly-formed venture with Starwood Distressed Opportunity Fund IX ("Fund IX"), an affiliate of our Manager, we co-originated a $475.0 million first mortgage and mezzanine financing for the acquisition and redevelopment of a 10-story retail building located at 701 Seventh Avenue in the Times Square area of Manhattan. Of the total loan amount, $375.0 million was funded at closing, $281.2 million of which was funded by the Company and $93.8 million was funded by Fund IX. The remaining $100.0 million will be funded upon reaching certain milestones during the transformation of the property. On October 22, 2012, the venture sold a 25 percent participation in both the first mortgage and mezzanine loan to Vornado Realty Trust ("Vornado"). Upon settling this sale, the Company, Fund IX, and Vornado had funded $210.9 million, $70.3 million and $93.8 million, respectively, and each party will fund their pro rata share of any future fundings. Following the sale to Vornado, the Starwood entities retained the controlling position in both the first mortgage and mezzanine loans. Fund IX's interest is recorded under non-controlling interest on the consolidated balance sheet.

        On December 14, 2012, we acquired 9,140,000 ordinary shares in SEREF, a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange, for approximately $14.7 million. As a result, we own approximately 4% of SEREF. Refer to Note 5 for additional details.

        On December 22, 2012, we co-originated a junior mezzanine loan with SEREF, which is secured primarily by the ownership interest in entities that own a portfolio of three luxury hotels located in London, England. The total loan amount was GBP 98 million, of which we and SEREF own a 50% pari passu interest. The loan bears interest at one-month LIBOR plus a margin of 11.65%. The loan matures in January 2018.

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

As of December 31, 2012

10. Stockholders' Equity (Continued)

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

        In June 2012, we entered into an ATM Equity Offering Sales Agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated, (the "Agent"), relating to our shares of common stock. In accordance with the terms of the agreement, we may offer and sell shares of our common stock having an aggregate gross sales price of up to $250 million from time to time through the agent, as our sales Agent. Sales of the shares, if any, will be made by means of ordinary brokers' transactions or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices.

        In October 2012, we completed another follow-on offering of 18,400,000 shares of our common stock at a price of $22.74 per share.

        At the time of our IPO in 2009, the underwriters for the IPO agreed to defer and condition the receipt of a portion of their underwriting fees on our future achievement of certain minimum investment returns. Similarly, at the time of the IPO our Manager agreed to pay to the underwriters a separate portion of the underwriting fees on our behalf, with our reimbursement of our Manager of those amounts conditioned upon our achievement of the same investment returns. In the absence of the achievement of such investment returns, we would not pay the underwriters the deferred portion of the underwriting fees nor would our Manager be reimbursed for the portion of the underwriting fees that it paid on our behalf. Specifically, pursuant to the IPO underwriting agreement among the underwriters, our Manager and us, we were required to pay to the underwriters $18.1 million of underwriting fees if during any full four calendar quarter period during the 24 full calendar quarters after the consummation of the IPO our Core Earnings for any such four-quarter period exceeded the product of (x) the weighted-average of the issue price per share of all public offerings of our common stock, multiplied by the weighted-average number of shares outstanding (including any restricted stock units, any restricted shares of common stock and any other shares of common stock underlying awards granted under our equity incentive plans) in such four-quarter period and (y) 8%. Additionally, because at the time of our IPO our Manager paid $9.1 million of underwriting fees on our behalf, pursuant to our management agreement with our Manager, we agreed to reimburse our Manager for such payments to the extent the same 8% performance threshold was exceeded. For the four calendar quarter periods ended March 31, 2011 we exceeded the threshold and therefore paid $27.2 million related to these contingent arrangements during the second quarter of 2011. Prior to 2012, we had recorded a deferred liability and an offsetting reduction to additional paid-in-capital for the full $27.2 million based upon actual and forecasted operating results at the time. Refer to Note 9 for disclosure of the expenses incurred for the year ended December 31, 2012.

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

As of December 31, 2012

10. Stockholders' Equity (Continued)

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

        The Company's board of directors declared a dividend of $0.44 per share of common stock for the quarter ended March 31, 2012. The dividend was paid on April 13, 2012 to common stockholders of record as of March 30, 2012. The board also declared a dividend of $0.44 per share of common stock for the quarter ended June 30, 2012. The dividend was paid on July 13, 2012 to common stockholders of record as of June 29, 2012. The board further declared a dividend of $0.44 per share of common stock for the quarter ended September 30, 2012. The dividend was paid on October 15, 2012 to common stockholders of record as of September 28, 2012. On November 6, 2012, the board declared a quarterly dividend of $0.44 per share of common stock as well as declaring a special dividend of $0.10 per share of common stock on December 13th for the quarter ended December 31, 2012. The dividend was paid on January 15, 2013 to common stockholders of record as of December 31, 2012.

Equity Incentive Plans

        We have reserved an aggregate of 3,112,500 shares of common stock for issuance under the Starwood Property Trust, Inc. Equity Plan and Starwood Property Trust, Inc. Manager Equity Plan and an additional 100,000 shares of common stock for issuance under the Starwood Property Trust, Inc. Non-Executive Director Stock Plan. The Equity Plan and Manager Equity Plan provide for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, and other equity-based awards. The Non-Executive Director Stock Plan provide for the issuance of restricted stock, restricted stock units and other equity-based awards. To date, we have only granted restricted stock and restricted stock units. The holders of awards of restricted stock or restricted stock units are entitled to receive dividends or "distribution equivalents," which will be payable at such time dividends are paid on our outstanding shares of common stock.

        We granted each of our four independent directors 2,200 shares of restricted stock concurrently with our IPO, with a total fair value of approximately $175,000. The grants vest ratably in three annual installments on each of the first, second, and third anniversaries of the grant date, respectively, subject to the director's continued service. Effective August 19, 2010, we granted each of our four independent directors an additional 1,000 shares of restricted stock, with a total fair value of approximately $75,000. The grants vested in one annual installment on the first anniversary of the grant. Effective August 19, 2011, we granted each of our four independent directors an additional 2,877 shares of restricted stock, with a total fair value of approximately $200,000. The grant will vest in one annual installment on the first anniversary of the grant, subject to the director's continued service. Effective August 19, 2012, we granted each of our four independent directors an additional 2,201 shares of restricted stock, with a total fair value of approximately $200,000. The grant will vest in one annual installment on the first anniversary of the grant, subject to the director's continued service. For the years ended December 31, 2012, 2011, and 2010, approximately $242 thousand, $179 thousand, and $86 thousand were included in general and administrative expense, respectively, related to the grants.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2012

10. Stockholders' Equity (Continued)

        In August 2009, we granted 1,037,500 restricted stock units with a fair value of approximately $20.8 million at the grant date to our Manager under the Manager Equity Plan. The grants vest ratably in quarterly installments over three years beginning on October 1, 2009, with 86,458 shares vesting each quarter, respectively. In connection with the supplemental equity offering in December 2010, we granted 1,075,000 restricted stock units with a fair value of approximately $21.8 million at the grant date to our Manager under the Manager Equity Plan. The grants vest ratably in quarterly installments over three years beginning on March 31, 2011, with 89,583 shares vesting each quarter. In May 2012, we granted 30,000 restricted common shares to the Manager under the Manager Equity Plan. In connection with the supplemental equity offering in October 2012, we granted 875,000 restricted stock units with a fair value of approximately $19.9 million at the grant date to our Manager under the Manager Equity Plan. The grants vest ratably in quarterly installments over three years beginning on December 31, 2012, with 72,917 shares vesting each quarter. For the years ended December 31, 2012, 2011, and 2010, approximately 720,625, 704,164, and 432,292 shares have vested, respectively, and approximately $15.7 million, $13.5 million, and $7.4 million have been included in management fees related to these grants, respectively.

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

        In May 2012, we issued 70,220 shares of common stock to our Manger at a price of $19.76 per share. The shares were issued to our Manager as a part of the incentive compensation due to our Manager under the management agreement.

        In August 2012, we issued 50,203 shares of common stock to our Manger at a price of $22.61 per share. The shares were issued to our Manager as a part of the incentive compensation due to our Manager under the management agreement.

        In November 2012, we issued 46,653 shares of common stock to our Manger at a price of $22.91 per share. The shares were issued to our Manager as a part of the incentive compensation due to our Manager under the management agreement.

        We granted 5,000 restricted stock units with a fair value of $100 thousand to an employee under the Starwood Property Trust, Inc. Equity Plan in August 2009. The award was scheduled to vest ratably in quarterly installments over three years beginning on October 1, 2009. Upon the departure of this employee in July 2010, we issued 1,250 shares of our common stock relating to the vested portion of the award, while the remaining 3,750 unvested units were forfeited. In February 2011, we granted 11,082 restricted stock units with a fair value of $250 thousand to an employee under the Starwood Property Trust, Inc. Equity Plan. The award vests ratably in quarterly installments over three years beginning on March 31, 2011. In March 2012, we granted 17,500 restricted common shares with a fair value of $368 thousand to employees under the Starwood Property Trust, Inc. Equity Plan. Of the total award, 12,500 restricted shares vest in quarterly installments over three years beginning on March 31, 2012 and 5,000 shares vest in annual installments over three years beginning on December 31, 2012. For the years ended December 31, 2012, December 31, 2011, and December 31, 2010, 9,527, 3,694, and

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2012

10. Stockholders' Equity (Continued)

1,250 shares have vested, respectively, and approximately $206 thousand, $71 thousand, and $16 thousand, respectively, was included in general and administrative expense related to the grants.

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants to Independent Directors	Restricted Stock Grants to Employees	Restricted Stock Unit and Restricted Stock Grants to Manager	Total
Balance as of December 31, 2010	10,601	—	1,680,208	1,690,809
Granted	11,508	11,082	—	22,590
Vested	(6,934)	(3,697)	(704,164)	(714,795)
Forfeited	—	—	—	—

Balance as of December 31, 2011	15,175	7,385	976,044	998,604

Granted	8,804	17,500	905,000	931,304
Vested	(14,441)	(9,524)	(720,625)	(744,590)
Forfeited	—	—	—	—

Balance as of December 31, 2012	9,538	15,361	1,160,419	1,185,318

Vesting Schedule

	Restricted Stock Grants to Independent Directors	Restricted Stock Grants to Employees	Restricted Stock Unit and Restricted Stock Grants to Manager	Total
2013	9,538	9,527	650,004	669,069
2014	—	5,834	291,667	297,501
2015	—	—	218,748	218,748

Total	9,538	15,361	1,160,419	1,185,318

11. Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) is comprised of the following, net of non-controlling interests in consolidated subsidiaries (amounts in thousands):

	December 31, 2012	December 31, 2011	December 31, 2010
Cumulative unrealized gain (loss) on available-for-sale securities	$82,246	$(2,578)	$9,828
Effective portion of cumulative gain (loss) on cash flow hedges	(2,571)	(1,420)	(1,625)

Total	$79,675	$(3,998)	$8,203

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2012

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

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Net income attributable to Starwood Property Trust, Inc.	$201,195	$119,377	$57,046
Net income allocated to participating securities	(1,605)	(2,226)	(1,388)

Numerator for basic and diluted net income per share	$199,590	$117,151	$55,658

Basic weighted average shares outstanding	113,721,070	84,974,604	49,138,720

Weighted average number of diluted shares outstanding(1)	114,633,183	86,409,327	50,021,824

Basic income per share	$1.76	$1.38	$1.16

Diluted income per share	$1.76	$1.38	$1.14

(1)
The weighted average number of diluted shares outstanding includes the impact of unvested restricted stock units totaling 1,185,318, 998,604, and 1,690,810 as of December 31, 2012, December 31, 2011, and December 31 2010, respectively.

        Since distributions were greater than earnings during the years ended December 31, 2012, December 31, 2011, and December 31, 2010, the diluted earnings per share calculation would result in anti-dilution and therefore diluted EPS has been computed in the same manner as basic earnings per share.

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

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2012

13. Fair Value of Financial Instruments (Continued)

Financial Instruments and Fair Value—Valuation Process.

        Our Asset Management Group ("AMG") is responsible for the Company's fair value valuation policies, processes and procedures. Asset management reports to the Chief Financial Officer ("CFO"), who has final authority over the valuation of the Company's financial instruments. AMG implements valuation control processes to validate the fair value of the Company's financial instruments measured at fair value including those derived from pricing models. These control processes are designed to assure that the values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and the assumptions are reasonable.

        Pricing Verification—AMG uses recently executed transactions, other observable market data such as exchange data, broker/dealer quotes, third-party pricing vendors and aggregation services for validating the fair values of financial instruments generated using valuation models. Pricing data provided by approved external sources is evaluated using a number of approaches; for example, by corroborating the external sources' prices to executed trades, analyzing the methodology and assumptions used by the external source to generate a price and/or by evaluating how active the third-party pricing source (or originating sources used by the third-party pricing source) is in the market.

        Unobservable Inputs—Where inputs are not observable, AMG reviews the appropriateness of the proposed valuation methodology to ensure it is consistent with how a market participant would arrive at the unobservable input. The valuation methodologies utilized in the absence of observable inputs may include extrapolation techniques and the use of comparable observable inputs.

We determine the fair value of our financial instruments as follows:

Available-for-sale debt securities

        Available-for-sale debt securities valued utilizing observable and unobservable market inputs. The observable market inputs for RMBS include recent transactions, broker quotes and vendor prices ("market data"). However, given the implied price dispersion amongst the market data, the fair value determination for RMBS has also significantly utilized unobservable inputs in discounted cash flow models including prepayments, default and severity estimates based on the recent performance of the collateral, the underlying collateral characteristics, industry trends, as well as expectations of macro-economic events (e.g. housing price curves, interest rate curves, etc.). At each measurement date, we consider both the observable and unobservable valuation inputs in the determination of fair value. However, given the significance of the unobservable inputs these securities have been classified within Level III.

        The observable market inputs for CMBS include market data. Due to an increase in the observable, relevant market activity for the CMBS investment position that we owned as of January 1, 2012, we transferred this investment from Level III to Level II in the first quarter of 2012.

Available-for-sale equity securities

        The available-for-sale equity securities are publicly registered and traded in the United States and their prices are listed on the New York Stock Exchange. These securities have been classified within Level I.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2012

13. Fair Value of Financial Instruments (Continued)

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

        We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

        Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2012, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.

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

As of December 31, 2012

13. Fair Value of Financial Instruments (Continued)

        The following table presents our financial instruments carried at fair value on a recurring basis in the consolidated balance sheet as of December 31, 2012 (amounts in thousands):

	Fair Value at Reporting Date Using Inputs: December 31, 2012
	Total	Level I	Level II	Level III
Available-for-sale debt securities:
RMBS	$333,153	$—	$—	$333,153
CMBS	529,434		529,434	—

Total available-for-sale debt securities	862,587	—	529,434	333,153

Available-for-sale equity securities:
Real estate industry	21,667	21,667	—	—

Total available-for-sale equity securities:	21,667	21,667	—	—

Total investments:	884,254	21,667	529,434	333,153

Derivative assets:
Foreign exchange contracts	4,335		4,335
Interest rate contracts	4,892		4,892
Derivative liabilities:
Interest rate contracts	(4,343)		(4,343)
Foreign exchange contracts	(23,427)		(23,427)

Total Derivatives:	(18,543)	—	(18,543)	—

Total:	$865,711	$21,667	$510,891	$333,153

        The changes in investments classified as Level III are as follows for the year ended December 31, 2012 (amounts in thousands):

Fair Value Measurements Using Significant Unobservable Inputs
(Level III)

	Loans held-for-sale, at fair value	MBS available- for-sale, at fair value	Total
Beginning balance, January 1, 2012	$128,593	$341,734	$470,327

Purchases	—	254,034	254,034
Originations	—	—	—
Transfer out	—	(176,786)	(176,786)
Sales	(132,128)	(87,956)	(220,084)
Maturities	—	—	—
Principal repayments	(122)	(69,298)	(69,420)

Net increase (decrease) in assets	(132,250)	(80,006)	(212,256)

Gain (loss) amounts from Level III investments:
Unrealized (loss) gain on assets	(5,760)	49,502	43,742
Realized gain on assets	9,417	8,245	17,662
Accretion of discount	—	18,079	18,079
OTTI	—	(4,401)	(4,401)

Net gain on assets	3,657	71,425	75,082

Ending balance, as of December 31, 2012	$—	$333,153	$333,153

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2012

13. Fair Value of Financial Instruments (Continued)

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

As of December 31, 2012

13. Fair Value of Financial Instruments (Continued)

        The changes in investments classified as Level III are as follows for the year ended December 31, 2011 (amounts in thousands):

Fair Value Measurements Using Significant Unobservable Inputs
(Level III)

	Loans held-for-sale, at fair value	MBS available- for-sale, at fair value	Total
Beginning balance, January 1, 2011	$144,163	$—	$144,163

Purchases	—	115,795	115,795
Originations	270,066	—	270,066
Transfer out/in	(7,000)	282,763	275,763
Sales	(294,126)	(3,600)	(297,726)
Maturities	—	(15,408)	(15,408)
Principal repayments	(252)	(36,562)	(36,814)

Net increase on assets	(31,312)	342,988	311,676

Gain (loss) on loans held-for-sale, at fair value:
Unrealized gain on assets	5,760	(7,961)	(2,201)
Realized gain on assets	10,314	249	10,563
Accretion of discount	—	10,730	10,730
OTTI	—	(4,272)	(4,272)
Other	(332)	—	(332)

Net gain on assets	15,742	(1,254)	14,488

Ending balance, as of December 31, 2011	$128,593	$341,734	$470,327

        During the year ended December 31, 2011, we originated various loans that we intend to sell in the short-term. At the time of the origination, we elected to account for these loans at fair value. The associated interest rate and credit spread derivatives were not designated as hedging instruments for accounting purposes. As a result, changes in the fair value of these derivatives are reported in current earnings. It is expected that changes in the fair value of the held-for-sale loans, which will also be recorded through earnings as a result of our fair value election, will materially offset the changes in the fair value of the interest rate and credit spread derivatives. There was no unpaid principal balance on the loans as of December 31, 2012.

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

As of December 31, 2012

13. Fair Value of Financial Instruments (Continued)

        The fair value of cash and cash equivalents, and cash collateral under treasury securities loan agreement accrued interest and accounts payable approximate to their carrying values due to their short-term nature.

        The following table presents the fair value of our financial instruments, including loans transferred as secured borrowings, not carried at fair value on the consolidated balance sheet (amounts in thousands):

	Carrying Value as of December 31, 2012	Fair Value as of December 31, 2012	Carrying Value as of December 31, 2011	Fair Value as of December 31, 2011
Financial Instruments not carried at Fair Value:
Loans, net	$3,000,335	$3,097,089	$2,318,915	$2,359,258
Other Investments	$101,201	$101,201	$33,110	$33,110
Financial Liabilities:
Secured financing agreements and loan transfer secured borrowings	$1,393,705	$1,397,128	$1,156,716	$1,157,811

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2012

13. Fair Value of Financial Instruments (Continued)

        The following is quantitative information about significant unobservable inputs in our Level III Measurements (dollar amounts in thousands):

Quantitative Information about Level III Fair Value Measurements

	Fair Value at December 31, 2012		Valuation Technique(s)	Significant Unobservable Inputs/ Sensitivity of the Fair Value to Changes in the Unobservable Inputs	Range(1)
RMBS	$333,153		Discounted cash flow	Constant prepayment rate(a)	(0.6)%–11.5%
				Constant default rate(b)	2.0%–16.0%
				Loss severity(b)	18%–102	%(f)
				Delinquency Rate(c)	5%–60%
				Servicer Advances(a)	10%–100%
				Annual Coupon Deterioration(b)	0%–1.4%
				Putback Amount per Projected Total Collateral Loss(a)	0%–9%
				Putback Recovery Date(d)	11/2013–12/2015
Loans held for investment	$3,011,757		Discounted cash flow	Projected cash flows(a) (e) Discount rates(b)	3.9%–14.8%
Loans transferred as secured borrowings	$85,332		Discounted cash flow	Projected cash flows(a) (e) Discount rates(b)	4.6%–5.2%
Other investments(2)	$101,201	(3)	(g)	(g)	(g)
Secured financing agreements	$1,308,194		Discounted cash flow	Projected cash flows(b) Discount rates(a)	2.0%–5.4%
Loan transfer secured borrowings	$88,934		Discounted cash flow	Projected cash flows(b) Discount rates(a)	3.5%–3.8%

(1)
The ranges of significant unobservable inputs are represented in percentages and dates.

(2)
Includes investments in LLC and non-performing loan pools.

(3)
Principally represents our investments in non-performing loan pool holdings.

Sensitivity of the Fair Value to Changes in the Unobservable Inputs

(a)
Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.

(b)
Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.

(c)
Significant increase (decrease) in the unobservable input in isolation would result in either a significantly lower or higher (lower or higher) fair value measurement depending on the structural features of the security in question.

(d)
Any delay in the Putback Recovery Date leads to a decrease in fair value, for the majority of securities in our RMBS portfolio.

(e)
As of December 31, 2012, management expects to collect all amounts contractually due.

(f)
90% of the portfolio falls within a range of 35-82%.

(g)
The non-performing loan pool was acquired in November 2012, as such, fair value approximates cost basis.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2012

14. Commitments and Contingencies

        As of December 31, 2012, we had future funding commitments on 20 loans totaling $218.3 million. The funding commitments relate primarily to leasing commissions and tenant improvements to the extent new leases on the underlying collateral are signed.

        Management is not aware of any other contractual obligations, legal proceedings, or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on our consolidated financial statements.

15. Quarterly Financial Data (Unaudited)

        The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations (amounts in thousands, except per share data):

	For the Three-Month Periods Ended
	March 31	June 30	September 30		December 31
2012:
Net interest margin	$65,900	$58,421	$60,816		$74,718
Net income	50,288	44,619	50,342		58,432
Net income allocable to Starwood Property Trust	50,159	44,490	50,212		56,333
Net income per share—Basic(a)	$0.53	$0.40	$0.43		$0.42
Net income per share—Diluted(a)	$0.53	$0.40	$0.43		$0.42
2011:
Net interest margin	$31,433	$41,127	$50,753		$52,095
Net income	31,725	33,312	14,503	(b)	41,068
Net income allocable to Starwood Property Trust	31,447	32,424	14,478		41,028
Net income per share—Basic(a)	$0.43	$0.39	$0.15		$0.44
Net income per share—Diluted(a)	$0.43	$0.39	$0.15		$0.44
2010:
Net interest margin	$12,398	$17,978	$22,822		$24,538
Net income	6,260	11,410	23,283		17,889
Net income allocable to Starwood Property Trust	5,941	10,849	22,683		17,573
Net income per share—Basic(a)	$0.12	$0.23	$0.47		$0.33
Net income per share—Diluted(a)	$0.12	$0.22	$0.47		$0.33

(a)
Amounts for the individual quarters when aggregated may not agree to the earnings per share for the full year due to rounding.

(b)
Includes the effects of a decrease in value of approximately $19.0 million on derivative instruments and held for sale loans.

16. Subsequent Events

        On January 23, 2013, we entered into a Unit Purchase Agreement with LNR, Aozora Investments LLC, CBR I LLC, iStar Marlin LLC, Opps VIIb LProp, L.P., and VNO LNR Holdco LLC, pursuant to which the Company agreed to acquire all the outstanding equity interests of LNR. LNR is a diversified real estate investment, management, finance and development company whose principal line of business is serving as a special servicer for CMBS transactions. Under the terms

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2012

16. Subsequent Events (Continued)

of the transaction, we will acquire the following LNR business segments for a total cash purchase price of $843 million. The remainder of the LNR businesses, totaling approximately $206 million, will be acquired by an investment fund controlled by an affiliate of STWD's external manager:

  •
  U.S. Special Servicer—A U.S. special servicer of commercial loans with approximately $133.6 billion in loans under management and real estate owned as of December 31, 2012;

  •
  U.S. Investment Securities Portfolio—a portfolio of whole loans, CMBS and collateralized debt obligation ("CDO") investments;

  •
  Archetype Mortgage Capital—a commercial real estate conduit loan origination platform;

  •
  Archetype Financial Institution Services—an acquirer, manager, and servicer of portfolios of small balance commercial loans;

  •
  LNR Europe—consists of Hatfield Philips, a wholly-owned subsidiary that is an independent primary and special servicer in Europe, and a non-controlling interest in LNR European Investment Fund, a European CRE debt fund; and

  •
  Auction.com—50 percent of LNR's interest in a real estate exchange selling residential and commercial real estate via auction.

        If the acquisition of LNR is not completed, we may be adversely affected and we will be subject to several risks and consequences, including the following:

  •
  following the execution of the purchase agreement, we paid a $50 million deposit and, if the closing has not occurred by April 1, 2013, we will be required to pay an additional $25 million deposit and an interest charge will accrue on the amount of the purchase price that we pay for the acquisition. To the extent the transaction is not completed due to an uncured breach of the purchase agreement by us, we will not recover any deposits or interest paid with respect to the transaction;

  •
  we will be required to pay certain costs relating to the acquisition, whether or not the acquisition is completed, such as legal, accounting and financial advisor fees; and

  •
  matters relating to the acquisition may require substantial commitments of time and resources by our management team, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

        The acquisition of LNR has not yet been completed, and accordingly this Annual Report on Form 10-K and the consolidated financial statements included herein do not reflect the results of LNR's business.

        On January 17, 2013, we originated an $86.0 million first mortgage construction financing for the development of a proposed 31-story tower containing 30 luxury condominium residences and a ground floor retail space.

        On February 15, 2013, we issued $600.0 million of 4.55% Convertible Senior Notes due 2018. The notes were sold to the underwriters at a discount of 2.05%, resulting in net proceeds to us of $587.7 million.

        On February 27, 2013, our board of directors declared a dividend of $0.44 per share for the quarter ending March 31, 2013.

Starwood Property Trust, Inc. and Subsidiaries

Schedule III—Residential Real Estate

December 31, 2012

(Amounts in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amounts Carried at Close of Period 12/31/12
	Number of Properties		Depreciable Property		Depreciable Property		Depreciable Property		Accumulated Depreciation
Location		Land		Land		Land		Total
MSA
Miami-Fort Lauderdale-Pompano Beach, FL	288	$8,882	$20,924	$—	$1,185	$8,882	$22,109	$30,991	$13
Houston-Sugar Land-Baytown, TX	167	3,030	17,493	—	810	3,030	18,303	21,333	37
Dallas-Fort Worth-Arlington, TX	146	2,971	12,815	—	717	2,971	13,532	16,503	34
Vallejo-Fairfield, CA	40	1,497	4,493	—	576	1,497	5,069	6,566	12
Atlanta-Sandy Springs-Marietta, GA	25	865	3,084	—	333	865	3,417	4,282	24
Tampa-St. Petersburg-Clearwater, FL	21	250	2,187	—	104	250	2,291	2,541	2
Chicago-Naperville-Joliet, IL-IN-WI	19	320	1,638	—	263	320	1,901	2,221	13
San Francisco-Oakland-Fremont, CA	11	545	1,375	—	206	545	1,581	2,126	5
Cape Coral-Fort Myers, FL	21	70	1,837	—	13	70	1,850	1,920	1
Austin-Round Rock-San Marcos, TX	9	232	926	—	93	232	1,019	1,251	10
Riverside-San Bernardino-Ontario, CA	8	298	762	—	47	298	809	1,107	4
Orlando-Kissimmee-Sanford, FL	11	98	888	—	100	98	988	1,086	5
Oxnard-Thousand Oaks-Ventura, CA	3	425	377	—	37	425	414	839	5
Phoenix-Mesa-Glendale, AZ	4	139	555	—	37	139	592	731	7
El Paso, TX	8	104	517	—	69	104	586	690	8
All Other	43	731	3,371	—	826	731	4,197	4,928	33

Total	824	$20,457	$73,242	—	$5,416	$20,457	$78,658	$99,115	$213

        As most of the properties were recently acquired, the carrying amount above approximates the income tax basis. In addition, the operating information for 2012 is not meaningful.

Starwood Property Trust, Inc. and Subsidiaries

Schedule IV—Mortgage Loans on Real Estate

December 31, 2012

(Amounts in thousands)

Description/ Location	Prior Liens(1)	Face Amount	Carrying Amount	Interest Rate(3)		Payment Terms(3)	Maturity Date(7)
First Mortgages:
Retail, Chandler, AZ	$—	$1,000	$801	CL + 1.25%		I/O	10/31/2015
Multi-family, Anaheim, CA	—	25,600	21,853	CL + 1.00%		I/O	10/12/2017
Retail, Escondido, CA	—	8,828	8,101	CL + 1.30%		P&I	5/12/2015
Hospitality, Laguna Beach, CA	—	18,000	18,083	9.00%		I/O	12/1/2013
Industrial, Orange, CA	—	1,103	1,106	9.75%		P&I	6/20/2017
Multi-family, Redding, CA	—	4,400	4,219	3.85%		I/O	8/16/2015
Office, Sacramento, CA—1	—	44,750	43,014	CL + 3.50%		P&I	9/24/2014
Office, Sacramento, CA—2	—	3,480	3,480	CL + 3.50%		I/O	9/24/2014
Retail, San Bernardino, CA	—	1,171	1,177	10.13%		P&I	5/1/2021
Office, San Diego, CA	—	32,750	32,328	L + 5.05	%(5)	I/O	12/8/2015
Mixed Use, San Diego, CA	—	11,600	11,507	L + 7.00%		I/O	6/9/2015
Office, Sunnyvale, CA	—	59,000	58,475	L + 5.50	%(6)	I/O*	4/9/2016
Mixed Use, Aspen, CO	—	8,000	6,038	CL + 1.00%		I/O	7/19/2017
Multi-family, Washington DC, DC	—	34,520	34,316	L + 5.50	%(6)	I/O	11/10/2014
Office, Washington, D.C., DC	—	46,000	45,378	L + 5.50%		I/O	10/9/2015
Retail, Fort Meyers, FL	—	5,553	5,607	5.93%		P&I	10/16/2016
Industrial, Jacksonville, FL—1	—	4,168	3,724	7.80%		P&I	8/31/2017
Industrial, Jacksonville, FL—2	—	9,905	7,438	8.18%		I/O*	8/31/2024
Industrial, Jacksonville, FL—3	—	5,420	3,047	8.18%		I/O	8/31/2024
Industrial, Ocala, FL	—	10,173	10,171	9.83%		P&I	2/5/2017
Office, Orlando, FL—1	—	14,700	14,510	L + 8.50	%(8)	P&I	1/11/2016
Office, Orlando, FL—2	—	14,700	14,510	L + 8.50	%(8)	P&I	1/11/2016
Industrial, Orlando, FL—1	—	4,224	3,774	7.80%		P&I	8/31/2017
Industrial, Orlando, FL—2	—	10,039	7,539	8.18%		I/O*	8/31/2024
Industrial, Orlando, FL—3	—	5,494	3,088	8.18%		I/O	8/31/2024
Retail, Spring Hill, FL	—	3,355	3,351	9.75%		P&I	9/1/2019
Hospitality, Tallahassee, FL—1	—	7,841	7,774	4.14%		P&I	8/9/2017
Hospitality, Tallahassee, FL—2	—	3,361	3,331	12.69%		P&I	8/9/2017
Office, Tampa, FL	—	17,000	16,976	L + 5.00	%(9)	I/O	7/6/2014
Hospitality, New Orleans, LA—1	—	846	860	11.00%		P&I	2/11/2013
Hospitality, New Orleans, LA—2	—	66,912	63,665	11.00%		I/O	7/10/2016
Mixed Use, Baltimore, MD	—	53,396	52,110	5.25%		P&I	11/29/2017
Multi-family, Bethesda, MD	—	15,000	15,241	L + 4.75	%(5)	I/O	10/11/2015
Hospitality, Rockville, MD—1	—	32,200	31,906	L + 3.25	%(5)	I/O	9/6/2015
Hospitality, Rockville, MD—2	—	13,800	13,668	L + 9.42	%(5)	I/O	9/6/2015
Retail, Greenville, MI	—	1,283	1,281	10.25%		P&I	4/1/2017
Retail, Ionia, MI	—	1,635	1,633	10.00%		P&I	10/1/2017
Multi-family, Robbinsdale, MN	—	1,466	1,468	9.50%		P&I	10/10/2014
Office, St. Louis Park, MN	—	1,262	1,265	10.50%		P&I	5/1/2014
Mixed Use, Charlotte, NC	—	11,000	10,780	L + 9.75	%(5)	I/O	1/9/2016
Showroom, High Point, NC	—	172,550	171,504	L + 6.00	%(8)	P&I	7/6/2016
Retail, Devils Lake, ND	—	1,348	1,347	10.00%		P&I	1/1/2017
Retail, Chester, NJ	—	15,300	15,237	7.75%		I/O*	10/5/2015
Hospitality, Newark, NJ	—	10,851	10,856	7.13%		P&I	7/6/2014

Starwood Property Trust, Inc. and Subsidiaries

Schedule IV—Mortgage Loans on Real Estate (Continued)

December 31, 2012

(Amounts in thousands)

Description/ Location	Prior Liens(1)	Face Amount	Carrying Amount	Interest Rate(3)		Payment Terms(3)	Maturity Date(7)
Retail, Albuquerque, NM	—	25,110	24,746	L + 5.75	%(5)	I/O*	12/9/2015
Multi-family, Reno, NV	—	4,500	3,882	CL + 1.15%		I/O	12/31/2016
Retail, East Hampton, NY—1	—	4,652	4,656	6.37%		P&I	3/1/2016
Retail, East Hampton, NY—2	4,652	8,520	8,508	4.91%		P&I	3/1/2013
Retail, Garden City, NY	—	2,798	2,777	5.74%		P&I	11/30/2017
Retail, New York City, NY	—	178,126	176,536	L + 3.00	%(8)	I/O	10/9/2015
Office, New York City, NY—1	—	30,236	26,319	5.24%		P&I	12/31/2014
Office, New York City, NY—2	—	25,986	22,642	5.10%		P&I	12/31/2014
Hospitality, New York City, NY	—	23,000	22,967	L + 5.75	%(5)	I/O	7/6/2015
Mixed Use, New York City, NY—1	—	7,485	7,217	3CL + 1.55%		P&I	9/16/2013
Mixed Use, New York City, NY—2	—	5,200	5,161	6.40%		I/O	11/21/2013
Hospitality, New York City, NY	—	26,500	26,422	8.15%		I/O	11/1/2013
Retail, Baden, PA	—	4,000	3,956	10.00%		I/O	7/6/2013
Retail, Pleasant Hills, PA	—	56,500	56,898	L + 4.50	%(5)	I/O	7/9/2014
Retail, Mitchell, SD	—	1,384	1,383	10.00%		P&I	1/1/2017
Retail, Oak Ridge, TN—1	—	1,385	1,387	10.00%		P&I	4/15/2017
Retail, Oak Ridge, TN—2	—	268	268	9.25%		P&I	10/15/2013
Office, Austin, TX	—	25,501	25,246	L + 5.40	%(5)	I/O*	12/8/2015
Office, Dallas, TX—1	—	33,750	33,348	L + 5.50%		I/O*	12/9/2015
Office, Dallas, TX—2	—	11,250	11,137	L + 5.50%		I/O*	12/9/2015
Retail, Grapevine, TX	—	6,070	6,026	CL + 1.25%		P&I	2/28/2013
Retail, Various, USA—1	—	1,344	1,253	6.64%		P&I	10/21/2018
Retail, Various, USA—2	—	5,908	5,511	6.03%		P&I	10/21/2018
Retail, Various, USA—3	—	1,748	1,631	5.82%		P&I	10/21/2018
Hospitality, Various, USA	—	173,320	171,730	L + 5.38	%(8)	I/O*	9/1/2013
Hospitality, Roanoke, VA	—	4,744	4,495	5.63%		P&I	5/5/2015
Retail, Poulsbo, WA	—	3,310	3,362	6.10%		I/O	9/13/2017
Office, Brookfield, WI	—	14,804	14,672	L + 5.50	%(6)	I/O*	10/6/2015
Subordinated Debt and Mezzanine:
Assisted Living, Mobile, AL	15,500	4,750	4,771	12.02%		I/O*	7/6/2021
Industrial, Montgomery, AL—1	7,596	18,050	14,253	8.18%		I/O*	8/31/2024
Industrial, Montgomery, AL—2	—	4,939	3,079	8.18%		I/O	8/31/2024
Office, Century City, CA	109,342	75,874	75,928	7.30%		P&I	2/11/2013
Office, Glendale, CA	33,950	14,550	14,373	L + 10.42	%(5)	I/O	10/11/2015
Resort, Mammoth Lakes, CA	69,528	35,000	34,855	14.00%		I/O	4/13/2017
Hospitality, San Diego, CA	17,332	6,437	6,437	12.66%		I/O*	3/6/2016
Office, San Francisco, CA	80,850	34,650	34,257	L + 8.50	%(5)	I/O	11/11/2015
Mixed Use, San Francisco, CA—1	42,500	6,500	6,430	L + 2.75%		I/O	7/9/2014
Mixed Use, San Francisco, CA—2	—	13,500	13,341	L + 16.64%		I/O	7/9/2014
Mixed Use, San Francisco, CA—3	81,009	27,191	26,909	L + 10.96	%(5)	P&I	8/9/2015
Hospitality, Estes Park, CO—1	—	7,643	7,628	14.00%		I/O*	1/6/2016
Hospitality, Estes Park, CO—2	10,838	4,237	4,227	17.45%		P&I	1/6/2016
Industrial, Opa Locka, FL—1	—	5,324	3,285	8.18%		I/O	8/31/2024
Industrial, Opa Locka, FL—2	7,303	17,354	13,703	8.18%		I/O*	8/31/2024

Starwood Property Trust, Inc. and Subsidiaries

Schedule IV—Mortgage Loans on Real Estate (Continued)

December 31, 2012

(Amounts in thousands)

Description/ Location	Prior Liens(1)	Face Amount	Carrying Amount	Interest Rate(3)		Payment Terms(3)	Maturity Date(7)
Industrial, Fitzgerald, GA	—	1,685	947	8.18%		I/O	8/31/2024
Office, Chicago, IL—1	51,226	16,727	16,696	L + 9.00	%(8)	I/O	6/9/2014
Office, Chicago, IL—2	—	37,340	37,205	5.00%		I/O*	6/1/2015
Office, Chicago, IL—3	37,340	26,660	26,564	14.59%		I/O*	6/1/2015
Retail, Orland Park, IL—1	—	13,181	13,113	5.00%		P&I	12/31/2014
Retail, Orland Park, IL—2	13,181	2,447	2,434	17.02%		P&I	12/31/2014
Hospitality, Europe, International	223,423	48,765	48,403	L + 11.65%		I/O	1/23/2018
Retail, Europe, International	300,361	29,679	29,450	12.00%		I/O	6/21/2017
Hospitality, Europe, International	81,632	73,881	72,956	12.50%		I/O	7/20/2014
Industrial, West Hammond, LA—1	9,164	21,778	17,196	8.18%		I/O*	8/31/2024
Industrial, West Hammond, LA—2	—	5,959	3,715	8.18%		I/O	8/31/2024
Retail, New York City, NY	—	103,125	102,205	L + 22.64	%(8)	I/O	10/9/2015
Office, New York City, NY—1	118,350	11,146	9,992	7.19%		P&I	7/11/2016
Office, New York City, NY—2	94,500	40,500	40,164	L + 10.15	%(6)	I/O	5/11/2015
Retail, Columbus, OH	320,000	85,000	72,954	6.97%		I/O	8/8/2017
Office, Philadelphia, PA	80,000	15,000	15,025	L + 10.75%		I/O	6/9/2014
Office, Nashville, TN	14,689	2,733	2,733	12.00%		P&I	5/6/2016
Hospitality, Various, USA—1	98,393	90,754	92,265	11.26%		I/O*	1/6/2016
Hospitality, Various, USA—2	335,000	25,000	25,000	11.50%		I/O	12/1/2019
Hospitality, Various, USA—3	889,811	126,311	119,040	L + 7.00	%(8)	I/O	3/9/2014
Hospitality, Various, USA—4	90,000	40,000	39,592	L + 11.50%		I/O	3/9/2015
Hospitality, Various, USA—5	146,000	25,000	25,000	10.00%		I/O	10/1/2017
Hospitality, Various, USA—6	75,000	70,000	70,870	11.87%		I/O	5/6/2016
Retail, Various, USA	25,901	8,083	8,056	11.81%		I/O*	1/6/2016
Hospitality, Various, USA—1	1,432,136	250,000	236,605	L + 2.20%		I/O	11/12/2013
Hospitality, Various, USA—2	—	35,816	35,583	L + 3.50	%(6)	P&I	7/9/2014
Hospitality, Various, USA—3	35,816	15,350	15,135	L + 11.83	%(6)	P&I	7/8/2014
Retail, Various, USA	100,000	42,200	42,129	14.28%		I/O*	11/1/2015
Office, Rosslyn, VA—1	—	1,258	1,258	L + 10.50	%(7)	I/O	5/8/2017
Office, Rosslyn, VA—2	165,000	45,000	44,548	L + 10.21	%(7)	I/O	5/8/2017
Hospitality, Seattle, WA	31,208	10,300	10,414	11.00%		I/O	7/6/2016
Loan Loss Allowance	—	—	(2,061)

	$5,248,531	$3,099,060	$3,000,335

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

(3)
P&I = principal and interest; I/O = interest only, I/O* = principal payments begin later in loan period

(4)
Based on management's judgment of extension options being exercised.

Starwood Property Trust, Inc. and Subsidiaries

Schedule IV—Mortgage Loans on Real Estate (Continued)

December 31, 2012

(Amounts in thousands)

(5)
Subject to a 0.25% LIBOR floor.

(6)
Subject to a 0.5% LIBOR floor.

(7)
Subject to a 0.75% LIBOR floor.

(8)
Subject to a 1.0% LIBOR floor.

(9)
Subject to a 2.0% LIBOR floor.

        For the year ended December 31, 2012, activity related to our loan portfolio was as follows:

Balance December 31, 2011	$2,447,508
Acquisitions/Origination	1,739,944
Additional funding	13,419
Capitalized Interest(1)	3,594
Loans sold	(468,079)
Loan maturities	(615,227)
Transfer out—loan converted to a security	(115,100)
Principal repayments	(55,223)
Discount/premium amortization	44,653
Unrealized foreign currency remeasurement loss	12,667
Unrealized gains on loans held for sale at fair value	(5,760)
Loan loss allowance	(2,061)

Balance December 31, 2012	$3,000,335

(1)
Represents accrued interest income on loans whose terms do not require current payment of interest.

        For the year ended December 31, 2011, activity related to our loan portfolio was as follows:

Balance December 31, 2010	$1,425,243
Acquisitions/Origination	1,782,964
Additional funding	45,792
Capitalized Interest(1)	7,485
Loans sold	(331,312)
Loan maturities	(305,316)
Transfer out—loan converted to a security	(176,635)
Principal repayments	(26,933)
Discount/premium amortization	26,966
Unrealized foreign currency remeasurement loss	(6,506)
Unrealized gains on loans held for sale at fair value	5,760

Balance December 31, 2011	$2,447,508

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

        As of December 31, 2012, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that our internal control over financial reporting as of December 31, 2012 is effective.

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

        The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on pages 53 of this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2012.

        Changes to Internal Control Over Financial Reporting.    No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

Additional Material U.S. Federal Income Tax Considerations

        The following is a summary of additional material U.S. federal income tax considerations with respect to the ownership of our stock. This summary supplements and should be read together with the discussion under "U.S. Federal Income Tax Considerations" in the prospectus dated February 11, 2013 and filed as part of a Registration Statement on Form S-3 (No. 333-186561).

Recent Legislation

        Pursuant to recently enacted legislation, as of January 1, 2013, (1) the maximum tax rate on "qualified dividend income" received by U.S. shareholders taxed at individual rates is 20%, (2) the maximum tax rate on long-term capital gain applicable to U.S. shareholders taxed at individual rates is 20%, and (3) the highest marginal individual income tax rate is 39.6%. Pursuant to such legislation, the backup withholding rate remains at 28%. We urge you to consult your tax advisors regarding the impact of this legislation on the purchase, ownership and sale of our stock.

Taxation of Taxable U.S. Shareholders

        For payments after December 31, 2013, a U.S. withholding tax at a 30% rate will be imposed on dividends paid on our stock received by U.S. shareholders who own their stock through foreign accounts or foreign intermediaries if certain disclosure requirements related to U.S. accounts or ownership are not satisfied. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed on proceeds from the sale of our stock received after December 31, 2016 by U.S. shareholders who own their stock through foreign accounts or foreign intermediaries. We will not pay any additional amounts in respect of any amounts withheld.

Taxation of Non-U.S. Shareholders

        For payments after December 31, 2013, a U.S. withholding tax at a 30% rate will be imposed on dividends paid on our stock received by certain non-U.S. shareholders if they held our stock through foreign entities that fail to meet certain disclosure requirements related to U.S. persons that either have accounts with such entities or own equity interests in such entities. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed on proceeds from the sale of our stock received after December 31, 2016 by certain non-U.S. shareholders. If payment of withholding taxes is required, non-U.S. shareholders that are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes with respect of such dividends and proceeds will be required to seek a refund from the Internal Revenue Service to obtain the benefit or such exemption or reduction. We will not pay any additional amounts in respect of any amounts withheld.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information required by this Item with respect to members of our Board of Directors and with respect to our audit committee will be contained in the Proxy Statement for the 2013 Annual Meeting of Shareholders ("2013 Proxy Statement") under the captions "Election of Directors" and "Board and Committee Meetings—Audit Committee" and in the chart disclosing Audit Committee membership and is incorporated herein by this reference. Information required by this Item with respect to our executive officers will be contained in the 2013 Proxy Statement under the caption "Executive Officers," and is incorporated herein by this reference. Information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be contained in the 2013 Proxy Statement under the caption "Compliance with Section 16(a) of the Securities and Exchange Act of 1934," and is incorporated herein by this reference.

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

Item 11.    Executive Compensation.

        Information required by this Item will be contained in the 2013 Proxy Statement under the captions "Executive Compensation" and "Compensation of Directors" and is incorporated herein by this reference, provided that the Compensation Committee Report shall not be deemed to be "filed" with this Annual Report on Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information required by this Item will be contained in the 2013 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners, Directors and Management" and "Equity Compensation Plan Information" and is incorporated herein by this reference.

Item 13.    Certain Relationship and Related Transactions, and Director Independence.

        Information required by this Item will be contained in the 2013 Proxy Statement under the captions "Certain Relationships and Related Transactions" and "Corporate Governance—Determination of Director Independence" and is incorporated herein by this reference.

Item 14.    Principal Accountant Fees and Services.

        Information required by this Item will be contained in the 2013 Proxy Statement under the captions "Independent Registered Public Accounting Firm" and "Pre-Approval Policies for Services of Independent Registered Public Accounting Firm" and is incorporated herein by reference.

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
10.9	Starwood Property Trust, Inc. Equity Plan (Incorporated by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-Q filed November 16, 2009)

Exhibit No.	Description
10.10	Restricted Stock Unit Award Agreement, dated August 17, 2009, between Starwood Property Trust, Inc. and Barbara J. Anderson (Incorporated by reference to Exhibit 10.10 of the Company's Quarterly Report on Form 10-Q filed November 16, 2009)
10.11	Underwriting Agreement, dated as of August 11, 2009, among Starwood Property Trust, Inc., SPT Management, LLC and the underwriters named therein (Incorporated by reference to Exhibit 10.11 of the Company's Quarterly Report on Form 10-Q filed November 16, 2009)
10.12	Loan Purchase and Sale Agreement, dated February 16, 2010, among Starwood Property Mortgage Sub-1, L.L.C., Teachers Insurance and Annuity Association of America and Chicago Title Insurance Company, as escrow agent (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed May 10, 2010)
10.13	Master Repurchase and Securities Contract, dated March 31, 2010, between Starwood Property Mortgage Sub-1, L.L.C. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed May 10, 2010)
10.14	Master Repurchase and Securities Contract, dated August 6, 2010, between Starwood Property Mortgage Sub-2, L.L.C. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed August 12, 2010)
10.15	Master Repurchase Agreement, dated December 2, 2010, between Starwood Property Mortgage Sub-3, L.L.C. and Goldman Sachs Mortgage Company (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 6, 2010)
10.16	Credit Agreement, dated December 3, 2010, among SPT Real Estate Sub II, LLC, Starwood Property Trust, Inc. and certain subsidiaries of Starwood Property Trust, Inc., as guarantors, and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed December 6, 2010)
10.17	Amendment No. 2, dated November 3, 2011, to Amended and Restated Master Repurchase and Securities Contract, Amended and Restated Guarantee and Security Agreement and Amended and Restated Fee and Pricing Letter between and among Starwood Property Mortgage Sub-2, L.L.C., Starwood Property Mortgage Sub-2A, L.L.C., Starwood Property Trust, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K filed February 29, 2011)
21.1	Subsidiaries of the Company
23.1	Consent of Deloitte & Touche, LLP
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Starwood Property Trust, Inc.
Date: February 27, 2013
	By:	/s/ BARRY S. STERNLICHT Barry S. Sternlicht Chief Executive Officer and Chairman of the Board of Directors

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2013	By:	/s/ BARRY S. STERNLICHT Barry S. Sternlicht Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Date: February 27, 2013	By:	/s/ PERRY STEWART WARD Perry Stewart Ward Chief Financial Officer
Date: February 27, 2013	By:	/s/ JEFFREY G. DISHNER Jeffrey G. Dishner Director
Date: February 27, 2013	By:	/s/ BOYD W. FELLOWS Boyd W. Fellows President and Director
Date: February 27, 2013	By:	/s/ RICHARD D. BRONSON Richard D. Bronson Director
Date: February 27, 2013	By:	/s/ JEFFREY F. DIMODICA Jeffrey F. DiModica Director

Date: February 27, 2013	By:	/s/ CAMILLE J. DOUGLAS Camille J. Douglas Director
Date: February 27, 2013	By:	/s/ STRAUSS ZELNICK Strauss Zelnick Director