Form 10-Q
period 2013-03-31
STARWOOD PROPERTY TRUST, INC.
filed 2013-05-08
CIK 1465128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

(203) 422-8100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of May 7, 2013 was 166,175,195.

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

These forward-looking statements are based largely on our current beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors that may cause actual results to vary from our forward-looking statements include, but are not limited to:

•                  factors described in our Annual Report on Form 10-K for the year ended December 31, 2012 and in this Form 10-Q for the quarter ended March 31, 2013, including those set forth under the captions “Risk Factors” and “Business”;

•                  defaults by borrowers in paying debt service on outstanding items;

•                  impairment in the value of real estate property securing our loans;

•                  availability of mortgage origination and acquisition opportunities acceptable to us;

•                  the Company’s ability to integrate the segments of LNR Property LLC, a Delaware limited liability company (“LNR”), which were acquired on April 19, 2013, into our business and achieve the benefits that the we  anticipate from this acquisition;

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands, except share data)

	As of March 31, 2013	As of December 31, 2012
Assets:
Cash and cash equivalents	$173,074	$177,671
Restricted cash	41,469	3,429
Loans held for investment, net	2,530,489	2,914,434
Loans held-for-sale	378,690	—
Loans transferred as secured borrowings	85,763	85,901
Mortgage-backed securities, available-for-sale, at fair value	635,533	862,587
Securities, held to maturity	37,190	—
Other investments	430,044	221,983
Accrued interest receivable	20,500	24,120
Receivable for securities sold	206,608	—
Derivative assets	14,933	9,227
Other assets	56,675	25,021
Total Assets	$4,610,968	$4,324,373
Liabilities and Equity
Liabilities:
Accounts payable and accrued expenses	$18,738	$8,890
Related-party payable	11,110	1,803
Dividends payable	60,147	73,796
Derivative liabilities	17,468	27,770
Secured financing agreements, net	1,027,820	1,305,812
Convertible senior notes, net	560,423	—
Loan transfer secured borrowings	87,523	87,893
Other liabilities	47,340	21,204
Total Liabilities	1,830,569	1,527,168
Commitments and contingencies (Note 16)
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 136,326,045 issued and 135,700,195 outstanding as of March 31, 2013 and 136,125,356 issued and 135,499,506 outstanding as of December 31, 2012	1,363	1,361
Additional paid-in capital	2,754,491	2,721,353
Treasury stock (625,850 shares)	(10,642)	(10,642)
Accumulated other comprehensive income	70,544	79,675
Accumulated deficit	(70,305)	(72,401)
Total Starwood Property Trust, Inc. Stockholders’ Equity	2,745,451	2,719,346
Non-controlling interests in consolidated subsidiaries	34,948	77,859
Total Equity	2,780,399	2,797,205
Total Liabilities and Equity	$4,610,968	$4,324,373

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, amounts in thousands, except per share data)

	For the Three-Months Ended March 31,
	2013	2012
Net interest margin:
Interest income from mortgage-backed securities	$15,428	$8,675
Interest income from loans	67,765	69,077
Interest expense	(16,987)	(11,852)
Net interest margin	66,206	65,900
Expenses:
Management fees (including $4,508 and $3,649 for the three-months ended March 31, 2013 and 2012, respectively, of non-cash stock-based compensation)	14,275	15,167
Business combination costs	4,391	—
Investment pursuit costs	81	861
General and administrative (including $148 and $116 for the three-months ended March 31, 2013 and 2012, respectively, of non-cash stock-based compensation)	4,286	3,023
Loan loss allowance	30	—
Total expenses	23,063	19,051
Income before other income (expense) and income taxes	43,143	46,849
Other (expense) income	(1,726)	803
Other-than-temporary impairment (“OTTI”), net of $485 and $1,439 recognized in other comprehensive income (loss) for the three-months ended March 31, 2013 and 2012, respectively	(42)	(656)
Net gains on sales of investments	13,859	7,333
Net realized foreign currency (losses) gains	(239)	8,834
Net gains (losses) on currency derivatives	16,078	(6,257)
Net gains on interest rate derivatives	150	566
Net change in unrealized (losses) on loans held-for-sale at fair value	—	(5,760)
Unrealized gain on securities	405	—
Unrealized foreign currency remeasurement losses	(7,427)	(1,025)
Income before income taxes	64,201	50,687
Income tax provision	777	399
Net Income	63,424	50,288
Net income attributable to non-controlling interests	(1,181)	(129)
Net income attributable to Starwood Property Trust, Inc.	$62,243	$50,159
Net income per share of common stock:
Basic	$0.46	$0. 53
Diluted	$0.46	$0. 53

Distributions declared per common share	$0.44	$0. 44

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, amounts in thousands)

	For the Three-Months Ended March 31,
	2013	2012
Net Income	$63,424	$50,288
Other comprehensive income (net change by component):
Cash flow hedges	279	(252)
Unrealized gain (loss) on available-for-sale securities	(2,349)	15,113
Foreign currency remeasurement	(7,061)	—
Other comprehensive income	(9,131)	14,861
Comprehensive income	54,293	65,149
Less: Comprehensive income attributable to non-controlling interests	(1,181)	(129)
Comprehensive income attributable to Starwood Property Trust, Inc.	$53,112	$65,020

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited, amounts in thousands, except share data)

	Common Stock		Additional				Accumulated Other Comprehensive	Total Starwood Property Trust, Inc.	Non-
		Par	Paid-In	Treasury Stock		Accumulated	Income	Stockholders’	Controlling	Total
	Shares	Value	Capital	Shares	Amount	Deficit	(Loss)	Equity	Interests	Equity

Balance, January 1, 2012	93,811,351	$938	$1,828,319	625,850	$(10,642)	$(55,129)	$(3,998)	$1,759,488	$5,659	$1,765,147
Convertible senior notes
Stock-based compensation	193,541	2	3,763					3,765		3,765
Manager incentive fee paid in stock
Net income						50,159		50,159	129	50,288
Dividends declared, $0.44 per share						(41,439)		(41,439)		(41,439)
Other comprehensive loss, net							14,861	14,861		14,861
Distribution to non-controlling interests									(191)	(191)
Balance, March 31, 2012	94,004,892	$940	$1,832,082	625,850	$(10,642)	$(46,409)	$10,863	$1,786,834	$5,597	$1,792,431

Balance, January 1, 2013	136,125,356	$1,361	$2,721,353	625,850	$(10,642)	$(72,401)	$79,675	$2,719,346	$77,859	$2,797,205
Convertible senior notes			28,118					28,118		28,118
Stock-based compensation	187,501	2	4,654					4,656		4,656
Manager incentive fee paid in stock	13,188		366					366		366
Net income						62,243		62,243	1,181	63,424
Dividends declared, $0.44 per share						(60,147)		(60,147)		(60,147)
Other comprehensive income, net							(9,131)	(9,131)		(9,131)
Contribution from non-controlling interests									6	6
Distribution to non-controlling interests									(44,098)	(44,098)
Balance, March 31, 2013	136,326,045	$1,363	$2,754,491	625,850	$(10,642)	$(70,305)	$70,544	$2,745,451	$34,948	$2,780,399

See notes to condensed consolidated financial statement

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Three-Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$63,424	$50,288
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	3,193	1,132
Amortization of net convertible debt discount and deferred fees	841	—
Accretion of net discount on mortgage-backed securities (MBS)	(9,180)	(5,616)
Accretion of net deferred loan fees and discounts	(7,856)	(21,622)
Accretion of premium from loan transfer secured borrowings	(374)	(221)
Stock-based compensation	4,656	3,765
Incentive-fee compensation	366	—
Gain on sale of available-for-sale securities	(13,157)	(46)
Gain on sale of loans	—	(7,287)
Gain on foreign currency remeasurement	(37)	(9,146)
Gain on sale of real estate assets	(335)	—
Gain on currency hedges	(72)	—
Gain on sale of other investments	(1,107)	—
Unrealized gains on securities	(405)	—
Unrealized gains (losses) on loans held-for-sale at fair value	—	5,760
Unrealized gains on interest rate hedges	(240)	(9,779)
Unrealized (gains) losses on currency hedges	(16,006)	8,573
Unrealized foreign currency remeasurement losses	7,427	1,025
OTTI	42	656
Loan loss allowance	30	—
Depreciation	713	––
Changes in operating assets and liabilities:
Related-party payable	9,307	5,002
Accrued interest receivable, less purchased interest	1,802	(1,870)
Other assets	5,839	11,388
Accounts payable and accrued expenses	9,848	2
Other liabilities	26,136	9,995
Proceeds from sale of held for sale loans	—	132,128
Net cash provided by operating activities	84,855	174,127
Cash Flows from Investing Activities:
Purchase of mortgage-backed securities	—	(301,772)
Proceeds from sale of mortgage-backed securities	12,711	46
Mortgage-backed securities principal paydowns	21,726	20,099
Origination and purchase of loans held for investment	(129,817)	(218,872)
Loan maturities	82,410	147,707
Proceeds from sale of loans and participations	44,631	28,786
Loan investment repayments	11,241	6,211
Purchased interest on investments	—	(437)
Purchase of securities, held to maturity	(37,175)	—
Investments in other investments	(104,142)	(99)
Acquisition and improvement of real estate	(114,925)	—
Proceeds from sale of real estate	3,360	—
Return of investment from other investments	150	303
Proceeds from sale of other investments	6,769	—
Return of investment basis in purchased derivative asset	518	968
Deposit on business combination	(40,665)	—
Restricted cash	(38,040)	—
Net cash used in investing activities	(281,248)	(317,060)

	For the Three-Months Ended March 31,
	2013	2012
Cash Flows from Financing Activities:
Borrowings under secured financing agreements	347,521	383,037
Borrowings under convertible debt offering	587,700	—
Principal repayments on borrowings under secured financing arrangements	(625,513)	(177,694)
Payment of deferred financing costs	(24)	(2,250)
Payment of dividends	(73,796)	(41,431)
Contributions from non-controlling interest owners	6	—
Distributions to non-controlling interest owners	(44,098)	(191)
Net cash provided by financing activities	191,796	161,471
Net (decrease) increase in cash and cash equivalents	(4,597)	18,538
Cash and cash equivalents, beginning of period	177,671	114,027
Cash and cash equivalents, end of period	$173,074	$132,565
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,536	$13,143
Income taxes paid	$327	—
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared, but not yet paid	$60,147	$41,439
Unsettled securities trade receivable	$206,608	—

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of March 31, 2013

(Unaudited)

1. Business and Organization

Starwood Property Trust, Inc. (“the Trust” together with its subsidiaries, “we” or the “Company”) is a Maryland corporation that commenced operations on August 17, 2009 (“Inception”) upon the completion of its initial public offering (“IPO”). From our inception in 2009 through the end of the first quarter of 2013, we have been focused primarily on originating, acquiring, financing and managing commercial mortgage loans and other commercial real estate debt investments, commercial mortgage-backed securities, and other commercial real estate-related debt investments.  We collectively refer to the following as our target assets:

•                  Commercial real estate mortgage loans;

•                  Commercial real estate mortgage-backed securities (“CMBS”);

•                  Other commercial real estate-related debt investments;

•                  Residential mortgage-backed securities (“RMBS”); and

•                  Residential real estate owned (“REO”) and residential non-performing mortgage loans.

As market conditions change over time, we may adjust our strategy to take advantage of changes in interest rates and credit spreads as well as economic and credit conditions.  Refer to Note 17 for disclosure of our acquisition of LNR, which was consummated on April 19, 2013.

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

We are organized as a holding company and conduct our business primarily through our various wholly owned subsidiaries. We are externally managed and advised by SPT Management, LLC (our “Manager”) pursuant to the terms of a Management Agreement. Our Manager is controlled by Barry Sternlicht, our Chairman and Chief Executive Officer. Our Manager is an affiliate of Starwood Capital Group, a privately-held private equity firm founded and controlled by Mr. Sternlicht.

As of March 31, 2013, investments with collateral in the hospitality, office, and retail property sectors represented 42.7%, 16.8%, and 15.2% of our investment portfolio, respectively. Such allocations could materially change in the future.

2. Summary of Significant Accounting Policies

Basis of Accounting and Principles of Consolidation

The accompanying consolidated financial statements include our accounts and those of our consolidated subsidiaries. Intercompany amounts have been eliminated. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flow have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The most significant and subjective estimate that we make is the projection of cash flows we expect to receive on our investments, which has a significant impact on the amounts of interest income, credit losses (if any), and fair values that we record and/or disclose. In addition, the fair value of financial instruments that are estimated using a discounted cash flows method are significantly impacted by the rates at which we estimate market participants would discount the expected cash flows.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended December 31, 2012, as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the full year.

Segment Reporting

We are focused primarily on originating and acquiring real estate-related debt investments and currently operate in one reportable segment.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and short-term investments. Short-term investments are comprised of highly liquid instruments with original maturities of three months or less. The Company maintains its cash and cash equivalents in multiple financial institutions and at times these balances exceed federally insurable limits.

Debt Securities

GAAP requires that at the time of purchase, we designate debt securities as held-to-maturity, available-for-sale, or trading depending on our investment strategy and ability to hold such securities to maturity. Held-to-maturity securities are stated at cost plus any premiums or discounts, which are amortized or accreted through the consolidated statements of operations using the effective interest method. Securities we (i) do not hold for the purpose of selling in the near-term, or (ii) may dispose of prior to maturity, are classified as available-for-sale and are carried at fair value in the accompanying financial statements. Unrealized gains or losses on available-for-sale securities are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. As of March 31, 2013, our CMBS and RMBS securities were classified as available-for-sale. The classification of each investment involves management’s judgment, which is subject to change. Purchases and sales of securities are recorded on the trade date.

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

Loans Held for Investment

Loans that are held for investment are carried at cost, net of unamortized acquisition premiums or discounts, loan fees, and origination and acquisition costs as applicable, unless the loans are deemed impaired. We evaluate each loan classified as held for investment for impairment at least quarterly. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. If a loan is considered to be impaired, we record an allowance to reduce the carrying value of the loan to the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral.  After completing the evaluation of each loan as described above, we consider whether any loans shared specific characteristics with other loans such that it was probable, as a group, such loans have incurred an impairment loss as a result of their common characteristic(s).

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

Loans Held-for-sale

Loans that we intend to sell or liquidate in the short-term are classified as held-for-sale and are carried at the lower of amortized cost or fair value, unless we have elected to record the loans at fair value at the time they were acquired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, Financial Instruments. Refer to Note 15 to the consolidated financial statements for further disclosure regarding loans held-for-sale.

Residential Real Estate & Non-Performing Residential Loans

We account for real estate at cost less accumulated depreciation and amortization. We compute depreciation using the straight-line method over the estimated useful lives of the assets. We depreciate rental real estate over periods up to 30 years. Real estate in development is related to the development of property (including land) and assets that have not yet been placed in service for our intended use. Depreciation for furniture and fixtures commences once it is placed in service and depreciation for buildings and leasehold improvements commences once they are ready for our intended use. We depreciate furniture and fixtures over periods up to 5 years. We depreciate lease hold improvements over the greater of 15 year or the remaining depreciable life of the asset it improved. Land is not depreciated.

Our non-performing residential loans are on nonaccrual status at the time of purchase as it is probable that principal or interest is not fully collectible.  Generally, when loans are placed on nonaccrual status, accrued interest receivable is reversed against interest income in the current period.  Interest payments received thereafter are applied as a reduction to the remaining principal balance as long as concern exists as to the ultimate collection of the principal.

Revenue Recognition

Interest income on performing loans is accrued based on the outstanding principal amount and contractual terms of our loans and securities. Discounts or premiums associated with the purchase of loans and investment securities are amortized or accreted into interest income as a yield adjustment on the effective interest method, based on expected cash flows through the expected maturity date of the investment. On at least a quarterly basis, we review and, if appropriate, make adjustments to our cash flow projections. We have historically collected, and expect to continue to collect, all contractual amounts due on our loans and CMBS, and non-credit deteriorated RMBS. As a result, we do not adjust the projected cash flows to reflect anticipated credit losses for these types of investments. Conversely, the majority of our RMBS have been purchased at a discount to par value, and we did not expect to collect all amounts contractually due at the time we acquired the securities. Accordingly, we expect that a portion of the purchase discount will not be recognized as interest income, and is instead viewed as a non-accretable yield. The amount considered as non-accretable yield may change over time based on the actual performance of these securities, their underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a credit deteriorated security is more favorable than forecasted, we will generally accrete more credit discount into interest income than initially or previously expected. These adjustments are made prospectively beginning in the period subsequent to the determination that a favorable change in performance is projected. Conversely, if the performance of a credit deteriorated security is less favorable than forecasted, an other-than-temporary impairment may be taken, and the amount of discount accreted into income will generally be less than previously expected.

For loans that we have not elected to record at fair value under ASC 825, origination fees and direct loan origination costs are also recognized in interest income over the loan term as a yield adjustment using the effective interest method. When we elect to record a loan at fair value, origination fees and direct loan costs are recorded directly in income and are not deferred.

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

Investments in Unconsolidated Entities

We own non-controlling equity interests in various privately-held partnerships and limited liability companies. Unless we elect the fair value option under ASC 825, we use the cost method to account for investments when we own five percent or less of, and do not have significant influence over, the underlying investees. We use the equity method to account for all other non-controlling interests in partnerships and limited liability companies. Cost method investments are initially recorded at cost and income is generally recorded when distributions are received. Equity method investments are initially recorded at cost and subsequently adjusted for our share of income or loss, as well as contributions made or distributions received.

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

We also own publicly traded equity securities of a company in the real estate industry. For publicly traded companies where we have virtually no influence over the activities of these companies and minimal ownership percentages the investments are classified as available-for-sale and reported at fair value in the balance sheet, with unrealized gains and losses reported as a component of other comprehensive income (loss). For publicly traded securities where we have the ability to exercise significant influence, but not control, over underlying investees, we have elected the fair value reporting option and assets are reported at fair value on the balance sheet with unrealized gains and losses reported in earnings. Dividends on our available-for-sale equity securities are recorded in the statement of operations on the record date.

Securitization/Sale and Financing Arrangements

We periodically sell our financial assets, such as commercial mortgage loans, CMBS and other assets. In connection with these transactions, we may retain or acquire senior or subordinated interests in the related assets. Gains and losses on such transactions are recognized using the guidance in ASC 860, Transfers and Servicing, which is based on a financial components approach that focuses on control. Under this approach, after a transfer of financial assets that meets the criteria for treatment as a sale—legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint, and transferred control—an entity recognizes the financial assets it retains and any liabilities it has incurred, derecognizes the financial assets it has sold, and derecognizes liabilities when extinguished. We determine the gain or loss on sale of mortgage loans by allocating the carrying value of the underlying mortgage between securities or loans sold and the interests retained based on their fair values, as applicable. The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the securities or loans sold.

Acquisition and Investment Pursuit Costs

Net costs incurred in connection with acquiring investments, as well as in pursuing unsuccessful investment acquisitions and loan originations, are charged to current earnings and not deferred.

Foreign Currency Transactions

Our assets and liabilities denominated in foreign currencies are translated into U.S. dollars using foreign currency exchange rates at the end of the reporting period. Income and expenses are translated at the weighted-average exchange rates for each reporting period. As of March 31, 2013 and December 31, 2012, the U.S. dollar was the functional currency of all investments denominated in foreign currencies. The effects of translating the assets, liabilities and income of our foreign investments are included in unrealized foreign currency remeasurement (loss) gain in the statements of operations for loans held for investment and other comprehensive income for securities available for sale.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, CMBS, RMBS, held to maturity security, loan investments, and interest receivable. We may place cash investments in excess of insured amounts with high quality financial institutions. We perform an ongoing analysis of credit risk concentrations in our investment portfolio by evaluating exposure to various counterparties, markets, underlying property types, contract terms, tenant mix, and other credit metrics.

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

Deferred Financing Costs

Costs incurred in connection with obtaining secured financing arrangements and convertible debt instruments are capitalized and amortized over the respective loan terms of the respective facilities as a component of interest expense. As of March 31, 2013 and December 31, 2012, we had approximately $5.5 million and $7.8 million, respectively, of capitalized financing costs, net of amortization. For the three months ended March 31, 2013 and March 31, 2012, approximately $3.2 million and $1.1 million, respectively, of amortization was included in interest expense on the statements of operations.

Earnings Per Share

We calculate basic earnings per share by dividing net income attributable to the Company for the period by the weighted-average of shares of common stock outstanding for that period after consideration of the earnings allocated to our restricted stock units, which are participating securities as defined in GAAP. Diluted earnings per share reflects the potential dilution that that could occur from shares issuable in connection with the incentive fee paid to our Manager under the management agreement and conversion of the convertible senior notes into shares of common stock, except when doing so would be anti-dilutive.

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

Income Taxes

We have elected to be taxed as a REIT and intend to comply with the Code with respect thereto. Accordingly, we will not be subject to federal income tax as long as certain asset, income, dividend distribution and stock ownership tests are met. Many of these requirements are technical and complex and if we fail to meet these requirements we may be subject to federal, state, and local income tax and penalties. A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. We have seven taxable REIT subsidiaries (the “TRSs”) where certain investments may be made and activities conducted that (i) may have otherwise been subject to the prohibited transaction tax and (ii) may not be favorably treated for purposes of complying with the various requirements for REIT qualification.  The income, if any, within the TRSs is subject to federal and state income taxes as a domestic C corporation based upon the TRSs’ net income. For the three months ended March 31, 2013, we recorded a provision for income taxes of $0.8 million related to the activities in our TRSs.  These provisions were determined using a federal income tax rate of 34% and state income tax rate of 7.5%.  For the three months ended March 31, 2012, we recorded a provision for income taxes of $0.4 million related to the activities in our TRSs, based on a federal income tax rate of 34% and state income tax rate of 7.5%.

Underwriting Commissions and Offering Costs

Underwriting and offering costs related to our equity offering activities, which consist primarily of our equity offerings in April and early October of 2012 as well as our at-the-market offering program (refer to disclosure in Note 12), aggregated zero for the three months ended March 31, 2013 and March 31, 2012. Underwriting and offering costs are reflected as a reduction in additional paid-in capital in the Consolidated Statements of Equity.

3. Debt Securities

The Company classified all CMBS and RMBS investments as available-for-sale as of March 31, 2013 and December 31, 2012. The CMBS and RMBS classified as available-for-sale are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive (loss) income. The tables below summarize various attributes of our investments in mortgage-backed securities (“MBS”) available-for-sale as of March 31, 2013 and December 31, 2012 (amounts in thousands):

				Unrealized Gains or (Losses) Recognized in Accumulated Other Comprehensive (Loss) Income
March 31, 2013	Purchase Amortized Cost	Credit OTTI	Recorded Amortized Cost	Non-Credit OTTI	Unrealized Gains	Unrealized Losses	Net Fair Value Adjustment	Fair Value
CMBS	$293,850	$—	$293,850	$—	$20,640	$—	$20,640	$314,490
RMBS	271,945	(10,161)	261,784	(485)	59,866	(122)	59,259	321,043
Total	$565,795	$(10,161)	$555,634	$(485)	$80,506	$(122)	$79,899	$635,533

March 31, 2013	Weighted Average Coupon(1)	Weighted Average Rating		Weighted Average Life (“WAL”) (Years)(3)
CMBS	5.3%	BB+	(2)	3.6
RMBS	1.1%	CCC+		5.8

(1)         Calculated using the one-month LIBOR rate as of March 31, 2013 of 0.20370%.

(2)         Includes a $212.8 million investment in senior securities that were not rated, that are secured by substantially all of the assets of a worldwide operator of hotels, resorts, and timeshare properties, and which had an estimated loan-to-value ratio as of March 31, 2013 in the range of 38%-43%. The remaining $101.7 million CMBS investment position is rated BB+.

(3)         Represents the WAL of each respective group of MBS. The WAL of each individual security is calculated as a fraction, the numerator of which is the sum of the timing (in years) of each expected future principal payment multiplied by the balance of the respective payment, and with the denominator equal to the sum of the expected principal payments. This calculation was made as of March 31, 2013. Assumptions for the calculation of the WAL are adjusted as necessary for changes in projected principal repayments and/or maturity dates of the security.

				Unrealized Gains or (Losses) Recognized in Accumulated Other Comprehensive (Loss) Income
December 31, 2012	Purchase Amortized Cost	Credit OTTI	Recorded Amortized Cost	Non-Credit OTTI	Unrealized Gains	Unrealized Losses	Net Fair Value Adjustment	Fair Value
CMBS	$498,064	$—	$498,064	$—	$31,370	$—	$31,370	$529,434
RMBS	293,321	(10,194)	283,127	—	50,717	(691)	50,026	333,153
Total	$791,385	$(10,194)	$781,191	$—	$82,087	$(691)	$81,396	$862,587

December 31, 2012	Weighted Average Coupon(1)	Weighted Average Rating		Weighted Average Life (“WAL”) (Years)(3)
CMBS	4.3%	BB+	(2)	3.3
RMBS	1.1%	CCC+		5.4

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

The following table contains a reconciliation of aggregate principal balance to amortized cost for our CMBS and RMBS as of March 31, 2013 and December 31, 2012 (amounts in thousands):

	March 31, 2013		December 31, 2012
	CMBS	RMBS	CMBS	RMBS
Principal balance	$302,459	$456,814	$519,575	$489,218
Accretable yield	(8,609)	(98,957)	(21,511)	(108,486)
Non-accretable difference	—	(96,073)	—	(97,605)
Total discount	(8,609)	(195,030)	(21,511)	(206,091)
Amortized cost	$293,850	$261,784	$498,064	$283,127

The principal balance of credit deteriorated RMBS was $407.3 million and $438.0 million as of March 31, 2013 and December 31, 2012, respectively. Accretable yield related to these securities totaled $86.9 million and $93.6 million, as of March 31, 2013 and December 31, 2012, respectively.

The following table discloses the changes to accretable yield and non-accretable difference for our CMBS and RMBS during the three month period ended March 31, 2013:

	For the three months ended March 31, 2013
	Accretable Yield		Non-Accretable Difference
	CMBS	RMBS	CMBS	RMBS
Balance as of December 31, 2012	$21,511	$108,486	$—	$97,605
Accretion of discount	(3,029)	(6,151)	—	—
Principal write-downs	—	—	—	(496)
Sales	(9,873)	(2,418)	—	(2,038)
OTTI	—	42	—	—
Transfer to/from non-accretable difference	—	(1,002)	—	1,002
Balance as of March 31, 2013	$8,609	$98,957	$—	96,073

During the three-months ended March 31, 2013, purchases and sales executed, as well as the principal payments received, were as follows (amounts in thousands):

March 31, 2013	Held to Maturity Security	RMBS	CMBS
Purchases	$37,190	$—	$—
Sales/Maturities	—	12,711	206,608
Principal payments received	—	16,868	4,858

During the three-months ended March 31, 2012, purchases and sales executed, as well as the principal payments received, were as follows (amounts in thousands):

March 31, 2012	RMBS	CMBS
Purchases	$—	$301,772
Sales	—	—
Principal pay-downs	16,539	3,560

During the three-months ended March 31, 2013, the Company sold a CMBS position which was recorded on the trade date. As of March 31, 2013, the Company had recorded a receivable for the securities sold of $206.6 million. The sale generated a gain of approximately $11.0 million.  The sale settled shortly after March 31, 2013, and the Company received $66.5 million after repayment of related financing.

Within the hospitality sector, as of March 31, 2013 we had an aggregate investment of $212.8 million in senior debt secured by substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties. As of March 31, 2013, the aggregate face value of $211.8 million represented 3.0% of the total face value of this operator’s senior secured debt outstanding, and the aggregate carrying value of our investment represented 4.6% of our total assets. As of December 31, 2012, the aggregate face value of $421.8 million represented 5.8% of the total face value of this operator’s senior debt outstanding, and the aggregate carrying value of our investment represented 9.7% of our total assets.

As of March 31, 2013, 67.7%, of the CMBS are variable rate and pay interest at LIBOR plus a weighted average spread of 2.30%.  As of December 31, 2012, 79.6% of the CMBS are variable rate and paid interest at LIBOR plus a weighted average spread of 2.30%.

Subject to certain limitations on durations, we have allocated an amount to invest in RMBS that cannot exceed 10% of our total assets. We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.6 million and $0.3 million for the three-months ended March 31, 2013 and March 31, 2012, respectively, which has been recorded as an offset to interest income in the accompanying condensed consolidated statements of operations.  As of March 31, 2013, approximately $277.0 million, or 86.3%, of the RMBS are variable rate and pay interest at LIBOR plus a weighted average spread of 0.38%. As of December 31, 2012, approximately $281.2 million, or 84.4%, of the RMBS were variable rate and pay interest at LIBOR plus a weighted average spread of 0.38%.  We purchased all of the RMBS at a discount that will be accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of these discounts.

The following table presents the gross unrealized losses and estimated fair value of our securities that are in an unrealized loss position as of March 31, 2013 for which OTTIs (full or partial) have not been recognized in earnings (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
As of March 31, 2013	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
CMBS	$—	$—	$—	$—
RMBS	1,868	1,738	(122)	(485)
Total	$1,868	$1,738	$(122)	$(485)

As of March 31, 2013 there were three securities with unrealized losses. After evaluating each security we determined that the impairments on two of these securities, totaling $0.5 million, were other-than-temporary. Credit losses represented $42 thousand of this total, which we calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our amortized cost basis.  For the three months ended March 31, 2012, our aggregate MBS credit losses (as reported in the condensed consolidated statement of operations) were $0.7 million.  We further determined that the remaining security was not other-than-temporarily impaired.  We considered a number of factors in reaching this conclusion, including that we did not intend to sell any individual security, it was not considered more likely than not that we would be forced to sell any individual security prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost.  Significant judgment is required is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or impairments could be materially different from what is currently projected and/or reported.

The following table presents the gross unrealized losses and estimated fair value of our securities that are in an unrealized loss position as of December 31, 2012 for which OTTIs (full or partial) have not been recognized in earnings (amounts in thousands)

	Estimated Fair Value		Unrealized Losses
As of December 31, 2012	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
CMBS	$—	$—	$—	$—
RMBS	4,096	599	(654)	(37)
Total	$4,096	$599	$(654)	$(37)

In March 2013, we originated a preferred equity interest of $37.2 million in a limited liability company that owns commercial real estate.  The preferred equity interest matures in October 2014.    Due to this mandatory redemption feature, we have classified this investment as a debt security in accordance with GAAP, and we expect to hold the investment to its maturity. The preferred equity interest pays 1 Month LIBOR plus a spread of 10.0%.

4. Loans

Our investments in loans held-for-investment are accounted for at amortized cost and the loans held-for-sale are accounted for at the lower of cost or fair value, unless we elect (upon origination or acquisition) to record such loans at fair value. The following table summarizes our investments in mortgages and loans by subordination class as of March 31, 2013 and December 31, 2012 (amounts in thousands):

March 31, 2013	Carrying Value	Face Amount	Weighted Average Coupon	WAL (years)(2)
First mortgages	$1,132,159	$1,167,350	6.4%	4.1
Subordinated mortgages(1)	322,447	354,635	10.3%	4.7
Mezzanine loans	1,077,974	1,096,237	10.4%	3.4
Total loans held for investment	2,532,580	2,618,222
First mortgages held-for-sale at fair value	378,690	381,478	6.6%	2.6
Loans transferred as secured borrowings	85,763	86,149	4.7%	3.0
Total gross loans	2,997,033	3,085,849
Loan loss allowance	(2,091)	—
Total net loans	$2,994,942	$3,085,849

December 31, 2012	Carrying Value	Face Amount	Weighted Average Coupon	WAL (years)(2)
First mortgages	$1,461,666	$1,502,382	6.2%	3.8
Subordinated mortgages(1)	397,159	430,444	9.8%	4.0
Mezzanine loans	1,057,670	1,079,897	10.3%	3.6
Total loans held for investment	2,916,495	3,012,723
Loan transfer secured borrowings	85,901	86,337	4.7%	3.2
Total gross loans	3,002,396	3,099,060
Loan loss allowance	(2,061)	—
Total net loans	$3,000,335	$3,099,060

(1)                                 Subordinated mortgages include (i) subordinated mortgages that we retain after having sold first mortgage positions related to the same collateral, (ii) B-Notes, and (iii) subordinated loan participations.

(2)                                 Represents the WAL of each respective group of loans. The WAL of each individual loan is calculated as a fraction, the numerator of which is the sum of the timing (in years) of each expected future principal payment multiplied by the balance of the respective payment, and with a denominator equal to the sum of the expected principal payments. This calculation was made as of March 31, 2013 and December 31, 2012. Assumptions for the calculation of the WAL are adjusted as necessary for changes in projected principal repayments and/or maturity dates of the loan.

As of March 31, 2013, approximately $2.0 billion, or 66.5%, of the loans are variable rate and pay interest at LIBOR plus a weighted-average spread of 6.23%. The following table summarizes our investments in floating rate loans (amounts in thousands):

	March 31, 2013		December 31, 2012
Index	Rate	Carrying Value	Rate	Carrying Value
1 Month LIBOR	0.2037%	$746,606	0.2087%	$674,327
1 Month Citibank LIBOR(1)	0.1900%	88,419	0.1900%	93,195
3 Month Citibank LIBOR(1)	0.2750%	7,246	0.3000%	7,217
LIBOR Floor	0.5% - 2.0%	1,149,531	0.5% - 2.0%	1,143,443
Total		$1,991,802		$1,918,182

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

The rating categories generally include the characteristics described below, but these are utilized as guidelines and therefore not every loan will have all of the characteristics described in each category:

Rating	Characteristics
1	•	Sponsor capability and financial condition—Sponsor is highly rated or investment grade or, if private, the equivalent thereof with significant management experience.
	•	Loan collateral and performance relative to underwriting—The collateral has surpassed underwritten expectations.
	•	Quality and stability of collateral cash flows—Occupancy is stabilized, the property has had a history of consistently high occupancy, and the property has a diverse and high quality tenant mix.
	•	Loan structure—Loan-to-collateral value ratio (“LTV”) does not exceed 65%. The loan has structural features that enhance the credit profile.
2	•	Sponsor capability and financial condition—Strong sponsorship with experienced management team and a responsibly leveraged portfolio.
	•	Loan collateral and performance relative to underwriting—Collateral performance equals or exceeds underwritten expectations and covenants and performance criteria are being met or exceeded.
	•	Quality and stability of collateral cash flows—Occupancy is stabilized with a diverse tenant mix.
	•	Loan structure—LTV does not exceed 70% and unique property risks are mitigated by structural features.
3	•	Sponsor capability and financial condition—Sponsor has historically met its credit obligations, routinely pays off loans at maturity, and has a capable management team.
	•	Loan collateral and performance relative to underwriting—Property performance is consistent with underwritten expectations.
	•	Quality and stability of collateral cash flows—Occupancy is stabilized, near stabilized, or is on track with underwriting.
	•	Loan structure—LTV does not exceed 80%.
4	•	Sponsor capability and financial condition—Sponsor credit history includes missed payments, past due payment, and maturity extensions. Management team is capable but thin.

Rating	Characteristics
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

	•	Quality and stability of collateral cash flows—The property has material vacancy and significant rollover of remaining tenants.
	•	Loan structure—LTV exceeds 90%.

As of March 31, 2013, the risk ratings by class of loan were as follows (amounts in thousands):

	Balance Sheet Classification
Risk	Loans Held for Investment			Loans Held for Sale	Loans Transferred
Rating Category	First Mortgages	Subordinated Mortgages	Mezzanine Loans	First Mortgages	as Secured Borrowings	Total
1	$—	$—	$—	$—	$—	$—
2	39,176	2,429	370,646	—	13,087	425,338
3	1,031,954	288,434	698,875	367,183	72,676	2,459,122
4	61,029	31,584	8,453	—	—	101,066
5	—	—	—	11,507	—	11,507
	$1,132,159	$322,447	$1,077,974	$378,690	$85,763	$2,997,033

As of December 31, 2012, the risk ratings by class of loan were as follows (amounts in thousands):

	Balance Sheet Classification
Risk	Loans Held for Investment			Loans Held for Sale	Loans Transferred
Rating Category	First Mortgages	Subordinated Mortgages	Mezzanine Loans	First Mortgages	As Secured Borrowings	Total
1	$—	$—	$—	$—	$—	$—
2	39,734	2,434	370,671	—	13,113	425,952
3	1,350,455	363,275	679,371	—	72,788	2,465,889
4	59,970	31,450	7,628	—	—	99,048
5	11,507	—	—	—	—	11,507
	$1,461,666	$397,159	$1,057,670	$—	$85,901	$3,002,396

After completing the evaluation of each loan as described above, we concluded that no loans were individually impaired as of March 31, 2013 or December 31, 2012. In addition, we considered whether any loans shared specific characteristics with other loans such that it was probable, as a group, such loans had incurred an impairment loss as of March 31, 2013 or December 31, 2012 as a result of their common characteristics. After completing this analysis, we recorded an allowance for loan losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4,” plus (ii) 5% of the aggregate carrying amount of loans rated as a “5.” These groups accounted for 3.8% and 3.7% of our loan portfolio as of March 31, 2013 and December 31, 2012, respectively:

	For the Three- Months Ended March 31, 2013	For the Three- Months Ended March 31, 2012
Reserve for loan losses at beginning of year	$2,061	$—
Provision for loan losses	30	—
Charge-offs	—	—
Recoveries	—	—
Reserve for loan losses at end of period	$2,091	$—
Recorded investment in loans related to the allowance for loan loss	$112,573	$—

For the three months ended March 31, 2013, the activity in our loan portfolio (including loans held-for-sale) was as follows (amounts in thousands):

Balance December 31, 2012	$3,000,335
Acquisitions/originations	124,664
Additional funding	5,153
Capitalized interest (1)	1,611
Basis of loans sold(2)	(44,631)
Loan maturities	(82,410)
Principal repayments	(11,241)
Discount accretion/premium amortization	7,632
Unrealized foreign currency remeasurement loss	(6,141)
Loan loss allowance	(30)
Balance March 31, 2013	$2,994,942

(1)         Represents accrued interest income on loans whose terms do not require current payment of interest.

(2)         See Note 8 & 11 of the condensed consolidated financial statements for additional disclosure on this transaction.

We acquired or originated $124.7 million (face value) in loans during the three months ended March 31, 2013, which included: (1) an $86.0 million first mortgage construction financing for the development of 30 luxury condominium residences and a ground floor retail space in Manhattan, New York. Of this total loan amount, $50.6 million was funded at closing; (2) an origination of a $41.9 million first mortgage and mezzanine loan, with $36.0 million funded at closing, collateralized by a 277 key hotel located in California; and (3) an origination of a $43.1 million first mortgage and mezzanine loan, with $37.7 million funded at closing, secured by the fee interest in a 9 story office building in California. Additionally, three loans, totaling $82.4 million, prepaid or matured during the three months ended March 31, 2013.

5. Other Investments

Other investments are comprised of the following assets (amounts in thousands):

	March 31, 2013	December 31, 2012
Residential real estate	$211,681	$99,115
Non-performing residential loans	171,645	68,883
Investment in marketable securities	14,551	21,667
Investment in limited liability company	32,167	32,318
Total other investments	$430,044	$221,983

Residential real estate

During 2012, we began to purchase single family residential homes and non-performing residential loans. At acquisition, a significant portion of the properties were either vacant or had occupants that were not subject to a lease and/or were not paying rent to the previous owner. Upon acquisition, we began actively preparing the properties to be either rented or sold, as applicable. For the three-months ended March 31, 2013, we incurred approximately $6.6 million in costs of preparing these properties for their intended use, and such costs were added to our investment basis.

Type	Depreciable Life	Acquisition Cost	Cost Capitalized Subsequent to Acquisition	Accumulated Depreciation	Net Book Value
Building	30 years	$89,294	$8,777	$(883)	$97,188
Land	—	45,087	—	—	45,087
Furniture & Fixtures	5 years	186	507	(39)	654
Development Assets (1)	—	66,031	2,721	—	68,752
		$200,598	$12,005	$(922)	$211,681

(1)   Development Assets include building, land, furniture and fixture which are currently being renovated prior to rental. All costs to renovate are capitalized in this phase.

For the three-months ended March 31, 2013, the operating results of the properties and the classification of the item in the consolidated statements of operations were as follows (amounts in thousands):

Rental income	$1,124	Other income (expense)
Operating expenses	(1,632)	Other income (expense)
Net operating loss	(508)
Depreciation	(713)	Other income (expense)
Acquisition & startup costs	(438)	Other income (expense)
Gain on real estate sales	10	Realized gain on sale of investments
Other expenses	(6)	General and administrative expense
Income tax expense	(5)	Income tax provision
Net loss	$(1,660)

Non-performing loan pool

As of March 31, 2013, we had acquired 1,318 non-performing residential loans at an aggregate cost of $171.6 million.  After acquisition we have sold or converted loans to REO with a basis of $1.5 million.  For the three-months ended March 31, 2013 the operating results and the classification of the item in the consolidated statements of operations were as follows (amounts in thousands):

Interest income	$—	Other income (expense)
Operating expenses	(325)	Various
Net interest margin	(325)
Acquisition & startup costs	(438)	Other income (expense)
Gain on loan sales	325	Realized gain on sale of investments
Other expenses	(20)	General and administrative expense
Income tax expense	(157)	Income tax provision
Net loss	$(615)

Investment in marketable securities

In December 2012, we acquired 9,140,000 ordinary shares in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange, for approximately $14.7 million. As a result, we own approximately 4% of SEREF. We have elected to report this investment at fair value with changes in fair value reported in income because the shares are listed on an exchange, which allows us to determine the fair value using a quoted price from an active market, and also due to potential in lags in reporting that were expected to result from differences in the respective regulatory filing deadlines. We have not received any distributions from SEREF, and the fair value of the investment remeasured into USD was $14.6 million at March 31, 2013.

In the first quarter of 2013, we sold our remaining investment in the publicly traded equity securities of certain REITs that are classified as available-for-sale.  The aggregate cost basis sold was $5.7 million resulting in a realized gain of $1.1 million. As of December 31, 2012, the aggregate cost basis was $5.7 million, and the aggregate fair value was $6.5 million. For the three-months ended March 31, 2013, we recognized no dividend income related to these investments.

Investments in LLCs

In June 2011, we acquired a non-controlling 49% interest in a privately-held limited liability company (“LLC”) for $25.5 million, which is accounted for under the equity method. In December 2011 we sold 20% of this investment for an amount that approximated our carrying amount. The LLC owns a mezzanine loan participation, and our share of earnings for the three-months ended March 31, 2013 and March 31, 2012 was $0.7 million and $0.6 million, which is included in other income on the consolidated statements of operations. As of March 31, 2013 and December 31, 2012, our cost basis was $24.1 million and $24.3 million, respectively.

Prior to 2011, we had committed $9.7 million to acquire at least a 5% interest in a privately-held limited liability company formed to acquire assets of a commercial real estate debt management and servicing business primarily for the opportunity to participate in debt opportunities arising from the venture’s special servicing business (the “Participation Right”). As of March 31, 2013, we had funded $8.0 million of our commitment. As of both March 31, 2013 and December 31, 2012, the cost basis was $8.0 million, and we recognized no income from distributions during the three months ended March 31, 2013 and 2012, respectively, related to this investment, which is included in other income on the consolidated statements of operations.

6. Secured Financing Agreements

On March 31, 2010, Starwood Property Mortgage Sub-1, L.L.C. (“SPM Sub-1”), our indirect wholly-owned subsidiary, entered into a Master Repurchase and Securities Contract (the “Wells Repurchase Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Wells Repurchase Agreement was secured by the diversified loan portfolio purchased from Teachers Insurance and Annuity Association of America on February 26, 2010 (“the TIAA Portfolio”). Advances under the Wells Repurchase Agreement accrued interest at a per annum pricing rate equal to the sum of one-month LIBOR plus the pricing margin of 3.0%. The maturity date of the Wells Repurchase Agreement was May 31, 2013. On February 11, 2013, the last remaining loan in the TIAA portfolio prepaid and, as a result, the Wells Repurchase Agreement was terminated on February 12, 2013.

On August 6, 2010, Starwood Property Mortgage Sub-2, L.L.C. (“SPM Sub-2”), our indirect wholly owned subsidiary, entered into a second Master Repurchase and Securities Contract with Wells Fargo, which second repurchase facility was amended and restated by Wells Fargo, SPM Sub-2 and Starwood Property Mortgage Sub-2-A, L.L.C. (“SPM Sub-2-A”), our indirect wholly owned subsidiary, on February 28, 2011, pursuant to an Amended and Restated Master Repurchase and Securities Contract (the “Second Wells Repurchase Agreement”). The Second Wells Repurchase Agreement was amended on May 24, 2011, November 3, 2011 (“Amendment No. 2”) and December 30, 2011, and is being used by SPM Sub-2 and SPM Sub-2-A to finance the acquisition or origination of commercial mortgage loans (and participations therein) and mezzanine loans. In connection with Amendment No. 2, available borrowings under the facility increased by $200 million to $550 million. Advances under the Second Wells Repurchase Agreement accrue interest at a per annum pricing rate equal to the sum of one-month LIBOR plus a margin of between 1.75% and 6.0% depending on the type of asset being financed. If an event of default (as such term is defined in the Second Wells Repurchase Agreement) occurs and is continuing, amounts borrowed may become due and payable immediately and interest accrues at the default rate, which is equal to the pricing rate plus 4.0%. The initial maturity date of the Second Wells Repurchase Agreement is August 5, 2013, subject to two one-year extension options, each of which may be exercised by us upon the satisfaction of certain conditions and the payment of an extension fee. The Company guarantees certain of the obligations of SPM Sub-2 and SPM Sub-2-A under the Second Wells Repurchase Agreement up to a maximum liability of either 25% or 100% of the then-currently outstanding repurchase price of purchased assets, depending upon the type of asset being financed. As of March 31, 2013, $260.5 million was outstanding under the Second Wells Repurchase Agreement and the carrying value of the pledged collateral was $729.0 million.

On March 18, 2011, Starwood Property Mortgage, L.L.C. (“SPM”), our indirect wholly owned subsidiary, entered into a third Master Repurchase and Securities Contract with Wells Fargo the “Third Wells Repurchase Agreement”). The Third Wells Repurchase Agreement was amended on March 5, 2012, June 5, 2012 and March 14, 2013 (“Amendment No. 3”), and is being used by SPM to finance the acquisition and ownership of RMBS and provides for asset purchases up to $175.0 million. Prior to Amendment No. 3, advances under the Third Wells Repurchase Agreement generally accrued interest at a per annum pricing rate equal to one-month LIBOR plus a margin of 2.10%. If an event of default (as such term is defined in the Third Wells Repurchase Agreement) occurs and is continuing, amounts borrowed may become due and payable immediately and interest accrues at the default rate, which is equal to the pricing rate plus 4.0%. The Company has guaranteed certain of the obligations of SPM under the Third Wells Repurchase Agreement. The facility was originally scheduled to terminate on March 16, 2013. Pursuant to Amendment No. 3, the facility was extended for an additional 180 days, and is subject to automatic one day extensions until the date that is 180 days after Wells Fargo delivers a termination notice to SPM, subject to a maximum extended maturity date of March 13, 2015. In addition, the per annum pricing rate was amended to one-month LIBOR plus a margin of 1.90%. As of March 31, 2013, $73.1 million was outstanding and the carrying value of the pledged collateral was $283.7 million.

On December 30, 2011, Starwood Property Mortgage Sub-5, L.L.C. (“SPM Sub-5”) and Starwood Property Mortgage Sub-5-A, L.L.C. (“SPM Sub-5-A”), our indirect wholly owned subsidiaries, entered into a fourth Master Repurchase and Securities Contract with Wells Fargo (the “Fourth Wells Repurchase Agreement”). The Fourth Wells Repurchase Agreement was amended on May 24, 2012 and provides for advances up to $189.9 million and is secured by a loan portfolio of 18 separate commercial mortgage loans. As of March 31, 2013, advances under the Fourth Wells Repurchase Agreement accrued interest at one-month LIBOR plus a pricing margin of 2.75%. The availability of additional advances, as well as the pricing margin on all outstanding borrowings at any given time, is determined by the current operating cash flows and fair values of the underlying collateral, both in relation to the existing collateral loan receivable balances outstanding, and all as approved by Wells Fargo. The overall term of the Fourth Wells Repurchase Agreement is three years, with two one-year conditional extensions. As of March 31, 2013, SPM Sub-5-A had borrowed $175.4 million under this facility and the carrying value of the pledged collateral was $237.5 million. At closing, we paid a 0.50% commitment fee based upon the total committed proceeds. If the overall facility is extended beginning in December 2014, we would pay a 0.25% extension fee for each year. The Company guarantees 60% of the currently outstanding repurchase price for all purchased assets; however, the Company guarantees 100% of the outstanding balance of any individual repurchase transaction involving a collateral property with operating cash flows that at any time is less than 15% of the related collateral loan receivable balance.

On February 1, 2012, Starwood Property Mortgage Sub-7, L.L.C. (“SPM Sub-7”), our indirect wholly owned subsidiary, entered into a Master Repurchase Agreement with Goldman Sachs International (the “Second Goldman Repurchase Agreement”). At closing, we borrowed $155.4 million under the Second Goldman Repurchase Agreement to finance the acquisition of $222.8 million in senior debt securities that are expected to mature on November 15, 2015. The senior debt securities were issued by certain special purpose entities that were formed to hold substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties. Advances under the Second Goldman Repurchase Agreement accrue interest at a per annum rate of one-month LIBOR plus a spread of 2.90%. The maturity date of the Second Goldman Repurchase Agreement is August 20, 2015. The carrying value of the collateral senior debt securities was $212.8 million and the amount outstanding under the facility was $147.8 million at March 31, 2013.

On March 26, 2012, Starwood Property Mortgage Sub-6, L.L.C. (“SPM Sub-6”) and Starwood Property Mortgage Sub-6-A, L.L.C. (“SPM Sub-6-A”), our indirect wholly owned subsidiaries, entered into a Master Repurchase Agreement with Citibank, N.A. (the “Citi Repurchase Agreement). The Citi Repurchase Agreement was amended on November 7, 2012 and provides for asset purchases of up to $125.0 million to finance commercial mortgage loans and senior interests in commercial mortgage loans originated or acquired by us and including loans and interests intended to be included in commercial mortgage loan securitizations as well as those not intended to be securitized. Advances under the Citi Repurchase Agreement accrue interest at a per annum interest rate equal to the sum of (i) 30-day LIBOR plus (ii) a margin of between 1.75% and 3.75% depending on (A) asset type, (B) the amount advanced and (C) the debt yield and loan-to-value ratios of the purchased mortgage loan, provided that the aggregate weighted average interest rate shall not at any time be less than the sum of one-month LIBOR plus 2.25%. The facility has an initial maturity date of March 29, 2014, subject to three one-year extension options, which may be exercised by us upon the satisfaction of certain conditions. We have guaranteed the obligations of our subsidiaries under the facility up to a maximum liability of 25% of the then-currently outstanding repurchase price of assets financed. As of March 31, 2013, SPM Sub-6-A had borrowed $8.0 million under this facility and the carrying value of the pledged collateral was $87.3 million.

Under the Wells Repurchase Agreement, the Second Wells Repurchase Agreement, the Third Wells Repurchase Agreement, the Fourth Wells Repurchase Agreement, the Second Goldman Repurchase Agreement, and the Citi Repurchase Agreement, the counterparty retains the sole discretion over both whether to purchase a loan or security from us and, subject to certain conditions, the market value of such loan or security for purposes of determining whether we are required to pay margin to the counterparty.

On December 3, 2010, SPT Real Estate Sub II, LLC (“SPT II”), our wholly owned subsidiary, entered into a term loan credit agreement (the “BAML Credit Agreement”) with Bank of America, N.A. (“Bank of America”) as administrative agent and as lender, and us and certain of our subsidiaries as guarantors. The BAML Credit Agreement, as amended and restated (the “Amended BAML Credit Agreement”), provided for loans of up to $141.6 million as of March 31, 2013. The initial draw under the BAML Credit Agreement in December 2010 was used, in part, to finance the acquisition of a $205.0 million participation (the “Participation”) in a senior secured loan due November 15, 2015. The Participation was converted into a security in June 2011 and was due from certain special purpose entities that were formed to hold substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties. In connection with a March 9, 2012 amendment, we borrowed an additional $81.0 million to partially finance the $125.0 million acquisition of additional participation interest in the senior secured loan.

Advances under the Amended BAML Credit Agreement accrue interest at a per annum rate based on LIBOR. The margin varied between 2.35% and 2.50% over LIBOR, based on the performance of the underlying hospitality collateral. The initial maturity date of the Amended BAML Credit Agreement was November 30, 2014. On March 27, 2013, the

securities pledged under the Amended BAML Credit Agreement were sold to a third party. As of March 31, 2013, $139.9 million was outstanding under the Amended BAML Credit Agreement as the trade settled on April 2, 2013 at which time the borrowings were repaid. See further disclosure in Note 17 to the consolidated financial statements.

On July 3, 2012, Starwood Property Mortgage Sub-9, L.L.C. (“SPM Sub-9”) and Starwood Property Mortgage Sub-9-A, L.L.C. (“SPM Sub-9-A”), our indirect wholly owned subsidiaries, entered into a Purchase and Repurchase Agreement and Securities Contract (“OneWest Repurchase Agreement”) with OneWest Bank, FSB (“OneWest”). At closing, SPM Sub-9 transferred loan investments to OneWest in exchange for a $78.3 million advance. Borrowings under the OneWest Repurchase Agreement accrue interest at a pricing rate of one-month LIBOR plus a margin of 3.0%. If an event of default (as such term is defined in the OneWest Repurchase Agreement) occurs and is continuing, amounts borrowed may become due and payable immediately and interest accrues at the default rate, which is equal to the pricing rate plus 5.0%. The initial maturity date of the facility is July 3, 2015 with two one-year extension options, subject to certain conditions. As of March 31, 2013, $64.7 million was outstanding under the OneWest Bank Repurchase Agreement and the carrying value of the pledged collateral was $93.5 million.

On August 3, 2012, Starwood Property Mortgage Sub-10, L.L.C. (“SPM Sub-10”) and Starwood Property Mortgage Sub-10-A, L.L.C. (“SPM Sub 10-A”), our indirect wholly owned subsidiaries, jointly entered into a $250.0 million Senior Secured Revolving Credit Facility (“Borrowing Base Facility”) arranged by Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”). Lender participants in the facility include Bank of America, Citibank, Barclays Bank PLC, Deutsche Bank Trust Company Americas, Goldman Sachs Bank USA, and Stifel Bank & Trust.  The Borrowing Base Facility was amended on November 23, 2012 and February 1, 2013.  The initial maturity date of the Borrowing Base Facility is August 2, 2013, which initial maturity date may be extended from time to time subject to certain conditions, provided the aggregate term shall not exceed four years. Outstanding borrowings under the facility will be priced at LIBOR + 325 bps, with an unused fee of 30 to 35 bps per annum depending upon the usage of the facility. The facility will be used primarily to finance our purchase or origination of commercial mortgage loans for the time period between transaction closing and the time in which a financing of the loan can be closed with one of our existing secured warehouse facilities or the loan is syndicated or sold in whole or in part. The term of financing provided under the facility for any individual loan is limited in most instances to the lesser of six months or the maturity of the facility. The facility will be secured by each loan for which financing has been provided as well as a no less than $500.0 million in market value of additional preapproved unencumbered senior, subordinate, and mezzanine loan assets (“Additional Collateral Assets”). The facility is full recourse to us. As of March 31, 2013, there were no borrowings under the Borrowing Base and the carrying value of the pledged Additional Collateral Assets was $540.1 million.

On August 17, 2012, we entered into a Master Repurchase Agreement with Goldman Sachs Lending Partners, LLC (the “Third Goldman Repurchase Agreement”). At closing, we borrowed $158.8 million under the Third Goldman Repurchase Agreement to finance the acquisition of $250.0 million participation interest in a mezzanine note that is expected to mature on November 15, 2015. The mezzanine note was issued by certain special purpose entities that were formed to hold substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties. Advances under the Third Goldman Repurchase Agreement accrue interest at a per annum rate of one-month LIBOR plus a spread of 3.70%. The maturity date of the Third Goldman Repurchase Agreement is September 15, 2015. The carrying value of the mezzanine note was $237.7 million and the amount outstanding under the facility was $158.4 million at March 31, 2013.

The following table sets forth our five-year principal repayments schedule for the secured financings, assuming no defaults or expected extensions and excluding the loan transfer secured borrowings (amounts in thousands). Our credit facilities generally require principal to be paid down prior to the facilities’ respective maturities if and when we receive principal payments on, or sell, the investment collateral that we have pledged. The amount reflected in 2013 includes principal repayments on our credit facilities that would be required if (i) we received the repayments that we expect to receive on the investments that have been pledged as collateral under the credit facilities, as applicable, and (ii) if the credit facilities that are expected to have amounts outstanding at their initial maturity dates in 2013 are not extended or if the respective amounts outstanding are not otherwise refinanced:

2013 (remainder of)	$530,613
2014	185,404
2015	311,803
2016	—
2017 and thereafter	—
Total	$1,027,820

Secured financing maturities for 2013 primarily relate to $260.5 million of financings on the Second Wells Repurchase Agreement, $73.1 million on the Third Wells Repurchase Agreement, $34.4 million on the OneWest Bank Repurchase Agreement, and $139.9 million on the BAML Credit Agreement . Of the maturities in 2013, we expect to extend the Second and Third Wells Repurchase Agreements beyond initial maturity with amended extension options available to us upon meeting certain criteria.

7. Convertible Senior Notes

On February 15, 2013, we issued $600.0 million of 4.55% Convertible Senior Notes due 2018. The notes were sold to the underwriters at a discount of 2.05%, resulting in net proceeds to us of $587.7 million.

The following summarizes the unsecured convertible senior notes outstanding as of March 31, 2013 (amounts in thousands, except exchange rates):

	Principal Amount	Coupon/Stated Rate	Effective Rate (1)	Exchange Rate (2)	Maturity Date	Remaining Period of Amortization
4.55% Convertible Senior Notes	$600,000	4.55%	6.08%	35.5391	2/15/2018	5 years

Three months ended March 31, 2013
Total principal	$600,000
Net unamortized discount	39,577
Total	$560,423

Conversion option basis	$28,118

(1)         Effective rate includes the effects of underwriter purchase discount and the adjustment for the conversion option, the value of which reduced the initial liability and was recorded in additional paid-in-capital.

(2)         The initial exchange rate is 35.5391 shares per $1,000 principal amount of the notes (or an initial exchange price of approximately $28.138 per share of our common stock).

ASC 470-20 requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. ASC 470-20 requires that the initial proceeds from the sale of these notes be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by the Company at such time. The Company measured the fair value of the debt components of the 4.55% convertible senior notes for the period presented based on effective interest rate of 6.08%.  The aggregate carrying amount of the debt component was approximately $560.4 million at March 31, 2013. As a result, the Company attributed an aggregate of approximately $28.7 million of the proceeds to the equity component of the notes, which represents the excess proceeds received over the fair value of the notes at the date of issuance. The equity component of the notes has been reflected within Additional Paid-in Capital in the Consolidated Balance Sheets. The Company reclassified approximately $620 thousand of the convertible debt discount and deferred fees to Additional Paid-in Capital, which represented the costs attributable to the equity components of the notes. The carrying amount of the equity component was approximately $28.1 million at March 31, 2013. The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to each debt security will increase in subsequent reporting periods through the maturity date as the notes accrete to their par value over the same period. The aggregate contractual interest expense was approximately $3.3 million for the quarter ended March 31, 2013. As a result of applying ASC 470-20, the Company reported additional non-cash interest expense of approximately $841 thousand for the quarter ended March 31, 2013.

Prior to the close of business on the business day immediately preceding September 1, 2017, the notes will be convertible only upon satisfaction of one or more of the following conditions: (i) satisfaction of sale price condition, (ii) satisfaction of trading price condition, and (iii) specified corporate events. On or after September 1, 2017, holders may convert each of their notes at the applicable conversion rate at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date irrespective of the foregoing conditions. Capitalized terms used below and not otherwise defined shall have the respective meanings ascribed to them in the prospectus supplement (“the Prospectus”) dated February 11, 2013.

Conversion Upon Satisfaction Of Sale Price Condition

A Holder may surrender Securities for conversion during any fiscal quarter commencing after March 31, 2013 (and only during such fiscal quarter) if the Last Reported Sale Price of the Common Stock for at least 20 Trading Days (whether or not consecutive) during the period of 30 consecutive Trading Days ending on the last Trading Day of the immediately preceding fiscal quarter is greater than or equal to 130% of the Conversion Price in effect on each Trading Day.

Conversion Upon Satisfaction Of Trading Price Condition

A Holder may surrender Securities for conversion during the five Business Day period after any five consecutive Trading Day period (the “Measurement Period”) in which the Trading Price per $1,000 principal amount of Securities, as determined following a request by a Holder in accordance with the procedures set forth in the Prospectus, for each Trading Day of such Measurement Period was less than 98% of the product of (i) the Conversion Rate in effect on such Trading Day and (ii) the Last Reported Sale Price of the Common Stock on such Trading Day.

Conversion Upon Specified Corporate Events

Certain Distributions. If the Company elects to: (i) issue to all or substantially all holders of the Common Stock rights, options or warrants entitling them for a period of not more than 45 calendar days after the date of such issuance to subscribe for or purchase shares of the Common Stock, at a price per share less than the average of the Last Reported Sale Prices of the Common Stock for the 10 consecutive Trading Day period ending on the Trading Day immediately preceding the date of announcement of such issuance; or (ii) distribute to all or substantially all holders of the Common Stock the Company’s assets, debt securities or rights to purchase the Company’s securities, which distribution has a per-share value, as reasonably determined by the Board of Directors, exceeding 10% of the Last Reported Sale Price of the Common Stock on, and including, the Trading Day immediately preceding the date of announcement for such distribution, then, the Company must deliver notice of such issuance or distribution, and of the Ex-Dividend Date for such issuance or distribution, to the Holders at least 50 Scheduled Trading Days prior to the Ex-Dividend Date for such issuance or distribution. Holders may surrender their Securities for conversion at any time during the period beginning on the 45th Scheduled Trading Day immediately prior to the Ex-Dividend Date for such issuance or distribution and ending on the earlier of (a) the Close of Business on the Business Day immediately preceding the Ex-Dividend Date for such issuance or distribution or (b) its announcement that such issuance or distribution will not take place, even if the Securities are not otherwise convertible at such time; provided, however, that Holders may not convert their Securities if the Company provides that Holders shall participate, at the same time and upon the same terms as holders of the Common Stock, and as a result of holding the Securities, in the relevant issuance or distribution without having to convert their Securities as if they held a number of shares of the Common Stock equal to the Conversion Rate in effect on the Ex-Dividend Date for such issuance or distribution multiplied by the principal amount (expressed in thousands) of Securities held by such Holder on the Ex-Dividend Date for such issuance or distribution.

Certain Corporate Events. If (i) a Make-Whole Fundamental Change occurs or (ii) the Company is a party to (a) a consolidation, merger, binding share exchange, pursuant to which the Common Stock would be converted into cash, securities or other assets or (b) a sale, conveyance, transfer or lease of all or substantially all of the assets of the Company and its Subsidiaries, on a consolidated basis, to another person (other than any of the Company’s Subsidiaries), the Securities may be surrendered for conversion at any time from or after the date that is 45 Scheduled Trading Days prior to the anticipated Fundamental Change Effective Date or the anticipated effective date of such sale, conveyance, transfer or lease, as the case may be (or, if later, the Business Day after the Company gives notice of such transaction) until the Close of Business (i) if such transaction is a Fundamental Change, on the Business Day immediately preceding the Fundamental Change Purchase Date, and, (ii) otherwise, on the 35th Business Day immediately following the effective date for such transaction. The Company will notify the Holders of any such transaction: (A) as promptly as practicable following the date the Company publicly announces such transaction but in no event less than 55 Scheduled Trading Days prior to the anticipated effective date of such transaction; or (B) if the Company does not have knowledge of such transaction at least 55 Scheduled Trading Days prior to the anticipated effective date of such transaction, within one Business Day of the date upon which the Company receives notice, or otherwise becomes aware, of such transaction, but in no event later than the actual effective date of such transaction.

8. Loan Securitization/Sale Activities

The secured financing liability relates to two loans contributed to a commercial mortgage securitization in 2010 and one loan sold in the third quarter of 2012 that did not qualify for sale treatment under GAAP. As of March 31, 2013, the balance of the loans transferred as secured borrowings was $85.8 million and loan transfer secured borrowings was $87.5 million. As of December 31, 2012, the balance of the loans transferred as secured borrowings was $85.9 million loan transfer secured borrowings was $87.9 million.

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

During the three months ended March 31, 2013, a related party venture that we consolidate (refer to Note 11) sold its first mortgage loan to independent third parties.  We immediately thereafter purchased a pari-passu participation in the loan such that our economic interest in the loan was effectively unchanged. We did not recognize any gain on sale from these transactions given that we held the same economic interest in the first mortgage loan after they were consummated.

9. Derivatives and Hedging Activity

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

In connection with our repurchase agreements, we have entered nine outstanding interest rate swaps that have been designated as cash flow hedges of the interest rate risk associated with forecasted interest payments. As of March 31, 2013, the aggregate notional of our interest rate swaps designated as cash flow hedges totaled $211.8 million.  Under these agreements, we will pay monthly coupons at a fixed rates ranging from 0.557% to 2.228% of the notional amount to the counterparty and receive floating rate LIBOR. Our interest rate swaps designated as cash flow hedges have maturities ranging from August 2013 to May 2021.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2013 and 2012, we recorded no hedge ineffectiveness in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the associated variable-rate debt. Over the next twelve months, we estimate that an additional $1.5 million will be reclassified as an increase to interest expense.  We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of 99 months.

Non-designated Hedges

Derivatives not designated as hedges are derivatives that do not meet the criteria for hedge accounting under GAAP or which we have not elected to designate as hedges.  We do not use these derivatives for speculative purposes but are instead they are used to manage our exposure to foreign exchange rates, interest rate changes, and certain credit spreads.  Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in net (losses) gains on interest rate hedges in the consolidated statements of operations. During 2010, we entered into a series of forward contracts whereby we agree to sell an amount of GBP for agreed upon amounts of USD at various dates through October 2013. These forward contracts were executed to economically fix the USD amounts of GBP-denominated cash flows expected to be received by us related to a GBP-denominated loan investment.

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

During the three months ended March 31, 2013, we entered into a series of forward contracts whereby we agree to sell an amount of GBP for agreed upon amounts of USD at various dates through January 2018. These forward contracts were executed to economically fix the USD amounts of GBP-denominated cash flows expected to be received by us related to a GBP-denominated loan investment.

As of March 31, 2013, we had 39 foreign exchange forward derivatives to sell GBP with a total notional amount of GBP 199.1 million, 3 foreign exchange forward derivatives to buy GBP with a total notional amount of GBP 65.2 million and 10 foreign exchange forward derivatives to sell EUR with a total notional of EUR 90.1 million that were not designated as hedges in qualifying hedging relationships.

During 2011, we entered into several interest rate swaps that were not designated as hedges. Under these agreements, we pay coupons at fixed rates ranging from 0.716% to 2.505% of the notional amount to the counterparty and receive floating rate LIBOR. These interest rate swaps are used to limit the price exposure of certain assets due to changes in benchmark USD-LIBOR swap rates from which the pricing of these assets is derived. As of March 31, 2013, the aggregate notional amount of these interest rate swaps totaled $165.0 million. Changes in the fair value of these interest rate swaps are recorded directly in earnings.

In connection with our acquisition on a loan portfolio from an international bank during the fourth quarter of 2011, we entered into nine interest rate swaps whereby we receive fixed coupons ranging from 6.28% to 2.86% of the notional amount and pay floating rate LIBOR.  We acquired these swaps at a cost of $7.5 million.  The premium paid reflects the fact that these swaps had above market rates which we receive.   These swaps effectively convert certain floating rate loans we acquired to fixed rates.  As of March 31, 2013, the aggregate notional amount of these swaps totaled $69.6 million. Changes in the fair value of these interest rate swaps are recorded directly in earnings.

The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of March 31, 2013 and December 31, 2012 (amounts in thousands).

Tabular Disclosure of Fair Values of Derivative Instruments (amounts in thousands)

	Derivatives in an Asset Position				Derivatives in a Liability Position
	As of March 31, 2013		As of December 31, 2012		As of March 31, 2013		As of December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps	Derivative Assets	$—-	N/A	$—	Derivative Liabilities	$2,292	Derivative Liabilities	$2,571
Total derivatives designated as hedging instruments		$—		$—		$2,292		$2,571
Derivatives not designated as hedging instruments
Interest rate swaps	Derivative Assets	$4,320	Derivative Assets	$4,892	Derivative Liabilities	$1,478	Derivative Liabilities	$1,772
Foreign exchange contracts	Derivative Assets	10,613	Derivative Assets	4,335	Derivative Liabilities	13,698	Derivative Liabilities	23,427
Total derivatives not designated as hedging instruments		$14,933		$9,227		$15,176		$25,199

Cash flow hedges impact for the three months ended March 31, 2013 (amounts in thousands):

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate Swaps	$167	Interest Expense	$447	Interest Expense	$—

Cash flow hedges impact for the three months ended March 31, 2012 (amounts in thousands):

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of gain recognized in income on derivative (ineffective portion)	Amount of gain recognized in income on derivative (ineffective portion)
Interest Rate Swaps	$839	Interest Expense	$587	Interest Expense	$—

Non-Designated derivatives impact for the three months ended March 31, 2013 and March 31, 2012 (amounts in thousands):

Derivatives Not Designated	Location of Gain/(Loss) Recognized in Income on	Amount of Gain/(Loss) Recognized in Income on Derivative
as Hedging Instruments	Derivative	2013	2012
Interest Rate Swaps — Realized losses	Gains (losses) on interest rate hedges	$(90)	$(9,213)
Interest Rate Swaps — Net change in unrealized gains	Gains (losses) on interest rate hedges	$240	$9,779
Foreign Exchange — Realized gains	Gains (losses) on currency hedges	$72	$2,316
Foreign Exchange — Net change in unrealized losses	Gains (losses) on currency hedges	$16,006	$(8,573)

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

As of March 31, 2013, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $11.5 million. As of March 31, 2013, we had posted collateral of $3.0 million related to these agreements. If we had breached any of these provisions at March 31, 2013, we could have been required to settle our obligations under the agreements at their termination liability value of $11.5 million.

10. Offsetting Assets and Liabilities

In accordance with Accounting Standards Update (“ASU”) No. 2011-11 and ASU No. 2013-01, we are disclosing the following information to enable users of our financial statements to understand the potential effect of netting arrangements on our financial position for recognized assets and liabilities within the scope of these standards, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

		(ii)		(iv)
	(i)	Gross Amounts Offset in the	(iii) = (i) - (ii) Net Amounts of	Gross Amounts Not Offset in the Statement of Financial Position
As of March 31, 2013 Description	Gross Amounts of Recognized Assets	Statement of Financial Position	Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	(v) = (iii) - (iv) Net Amount
Derivatives (1)	$14,933	$—	$14,933	$6,324	$2,688	$5,921

Total	$14,933	$—	$14,933	$6,324	$2,688	$5,921

		(ii)		(iv)
	(i)	Gross Amounts Offset in the	(iii) = (i) - (ii) Net Amounts of	Gross Amounts Not Offset in the Statement of Financial Position
As of March 31, 2013 Description	Gross Amounts of Recognized Liabilities	Statement of Financial Position	Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
Derivatives (1)	$17,468	$—	$17,468	$6,324	$—	$11,144

Repurchase agreements (2)	1,027,820	—	1,027,820	1,027,820	—	—

Total	$1,045,288	$—	$1,045,288	$1,034,144	$—	$11,144

With regard to the repurchase agreement liabilities above, the actual fair values and carrying values (if carried at amortized cost) exceed the respective liabilities.  However, the amount required to be disclosed as offsetting collateral is limited to the repurchase agreement liability.

(1)   The fair value of assets pledged against the Company’s derivatives was $892.1 million at March 31, 2013.

(2)   The fair value of assets pledged against the Company’s repurchase agreements was $2,353.5 million at March 31, 2013.

		(ii)		(iv)
	(i) Gross	Gross Amounts Offset in the	(iii) = (i) - (ii) Net Amounts of	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2012 Description	Amounts of Recognized Assets	Statement of Financial Position	Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	(v) = (iii) - (iv) Net Amount
Derivatives (1)	$9,227	$—	$9,227	$4,335	$2,989	$1,903

Total	$9,227	$—	$9,227	$4,335	$2,989	$1,903

		(ii)		(iv)
	(i) Gross	Gross Amounts Offset in the	(iii) = (i) - (ii) Net Amounts of	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2012 Description	Amounts of Recognized Liabilities	Statement of Financial Position	Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
Derivatives (1)	$27,770	$—	$27,770	$4,335	$—	$23,435

Repurchase agreements (2)	1,305,812	—	1,305,812	1,305,812	—	—

Total	$1,333,582	$—	$1,333,582	$1,310,147	$—	$23,435

With regard to the repurchase agreement liabilities above, the actual fair values and carrying values (if carried at amortized cost) exceed the respective liabilities.  However, the amount required to be disclosed as offsetting collateral is limited to the repurchase agreement liability.

(1)   The fair value of assets pledged against the Company’s derivatives was $876.2 million at December 31, 2012.

(2)   The fair value of assets pledged against the Company’s repurchase agreements was $2,502.9 million at December 31, 2012.

11. Related-Party Transactions

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

For the three month periods ended March 31, 2013 and March 31, 2012 approximately $9.7 million and $6.7 million was incurred for base management fees, respectively. Management fee payable as of March 31, 2013 and December 31, 2012 was $9.7 million and $0 million.

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

For the three months ended March 31, 2013 and March 31, 2012, $0 and $4.8 million, respectively, were incurred in incentive fees, of which $0 and $4.8 million were payable as of March 31, 2013 and March 31, 2012, respectively. During the quarter ended March 31, 2013 and March 31, 2012, we paid the Manager $734 thousand and $0 of the incentive fee earned, respectively, 50% in cash and the remaining 50% in stock through the issuance of 13,188 shares of common stock at a price of $27.83 per share. No shares were issued to the Manager for the three months ended March 31, 2012. As of March 31, 2013, the incentive fee payable was $0, reflected in the related party payable in the condensed consolidated balance sheet.

Expense Reimbursement.  We are required to reimburse our Manager for operating expenses incurred by our Manager on our behalf. In addition, pursuant to the terms of the Management Agreement, we are required to reimburse our Manager for the cost of legal, tax, consulting, auditing and other similar services rendered for us by our Manager’s personnel provided that such costs are no greater than those that would be payable if the services were provided by an independent third party. The expense reimbursement is not subject to any dollar limitations but is subject to review by our independent directors. For the three-months ended March 31, 2013 and March 31, 2012, approximately $2.5 million and $1.6 million was incurred, respectively, for executive compensation and other reimbursable expenses of which approximately $1.4 million and $1.1 million was payable as of March 31, 2013 and December 31, 2012, respectively.

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

Loan Investments

On October 16, 2012, we co-originated $475.0 million in financing for the acquisition and redevelopment of a 10 story retail building located at 701 Seventh Avenue the Times Square area of Manhattan through a joint venture with Starwood Distressed Opportunity Fund IX (“Fund IX”), an affiliate of our Manager. The financing consists of a fully funded $237.5 million first mortgage loan and a $237.5 million mezzanine loan, of which $137.5 million was funded at close. The remaining $100.0 million will be funded upon reaching certain milestones during the transformation of the property.  On October 22, 2012, the joint venture sold a 25% participation in both the first mortgage and mezzanine loan to Vornado Realty Trust (“Vornado”). Upon settling this sale, the Company, Fund IX, and Vornado interest in the first mortgage and mezzanine loans are 56.25%, 18.75% and 25.0%, respectively, and each party will fund their pro rata share of any future fundings. On March 27, 2013, the joint venture along with Vornado, sold its interest in the first mortgage to Berkadia Proprietary, LLC. Immediately following the sale of the first mortgage, the Company repurchased a 56.25% participation interest in the same first mortgage loan through a wholly owned subsidiary, resulting in no change in net interest for the Company. The joint venture distributed $43.9 million from the sale, net of fees to Fund IX. The joint venture remains the holder of the mezzanine loan.

12. Stockholders’ Equity

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

Our board of directors declared the following dividends in 2013 and 2012:

Ex-Dividend Date	Record Date	Announce Date	Pay Date	Amount	Frequency
3/26/13	3/28/2013	2/27/2013	4/15/2013	$0.44	Quarterly
12/27/12	12/31/12	12/13/12	1/15/13	$0.10	Special
12/17/12	12/31/12	11/6/12	1/15/13	$0.44	Quarterly
9/26/12	9/28/12	8/3/12	10/15/12	$0.44	Quarterly
6/27/12	6/29/12	5/8/12	7/13/13	$0.44	Quarterly
3/28/12	3/30/12	2/29/12	4/13/12	$0.44	Quarterly

Equity Incentive Plans

The Company currently maintains the Starwood Property Trust, Inc. Manager Equity Plan (the “Manager Equity Plan”), which provides for the grant of stock options, stock appreciation rights, restricted shares of Common Stock, restricted stock units and other equity-based awards, including dividend equivalents, to the Manager. The Company also maintains the Starwood Property Trust, Inc. Equity Plan (the “Equity Plan”), which provides for the same types of equity-based awards to natural persons who provide services to the Company, including employees of the Manager. The maximum number of shares that may be made subject to awards granted under either the Manager Equity Plan or the Equity Plan, determined on a combined basis, was initially 3,112,500 shares. On March 26, 2013, the Company amended, subject to stockholder approval, the Manager Equity Plan (the “Amended Manager Equity Plan”) and the Equity Plan (the “Amended Equity Plan,” and together with the Amended Manager Equity Plan, the “Amended Plans”) to (i) increase the number of shares available under such plans for awards granted on or after January 1, 2013 to 6,000,000 shares of Common Stock (ii) clarify the prohibitions on the repricing of stock options and stock appreciation rights, and (iii) remove the restriction that no more than an aggregate of 50,000 shares may be subject awards granted to the Company’s chief financial officer and/or compliance officer. On May 2, 2013 the Company’s stockholders voted to approve the Amended Plans. Additionally, we have reserved 100,000 shares of common stock for issuance under the Starwood Property Trust, Inc. Non-Executive Director Stock Plan (Non-Executive Director Stock Plan) which provides for the issuance of restricted stock, restricted stock units and other equity-based awards to non-executive directors. To date, we have only granted restricted stock and restricted stock units under the three equity incentive plans. The holders of awards of restricted stock or restricted stock units are entitled to receive dividends or “distribution equivalents,” which will be payable at such time dividends are paid on our outstanding shares of common stock.

Effective August 19, 2011, we granted each of our four independent directors an additional 2,877 shares of restricted stock, with a total fair value of approximately $200,000. The grant will vest in one annual installment on the first anniversary of the grant, subject to the director’s continued service. Effective August 19, 2012, we granted each of our four independent directors an additional 2,201 shares of restricted stock, with a total fair value of approximately $200,000. The grant will vest in one annual installment on the first anniversary of the grant, subject to the director’s continued service. For the three months ended March 31, 2013 and March 31, 2012, approximately $49 thousand and $64 thousand were included in general and administrative expense, respectively, related to the grants.

In August 2009, we granted 1,037,500 restricted stock units with a fair value of approximately $20.8 million at the grant date to our Manager under the Manager Equity Plan. The grant vested ratably in quarterly installments over three years beginning on

October 1, 2009, with 86,458 shares vesting each quarter, respectively. In connection with the supplemental equity offering in December 2010, we granted 1,075,000 restricted stock units with a fair value of approximately $21.8 million at the grant date to our Manager under the Manager Equity Plan. The grant vests ratably in quarterly installments over three years beginning on March 31, 2011, with 89,583 shares vesting each quarter. In May 2012, we granted 30,000 restricted common shares to the Manager under the Manager Equity Plan. In connection with the supplemental equity offering in October 2012, we granted 875,000 restricted stock units with a fair value of approximately $19.9 million at the grant date to our Manager under the Manager Equity Plan. The grants vest ratably in quarterly installments over three years beginning on December 31, 2012, with 72,917 shares vesting each quarter. For the three months ended March 31, 2013 and March 31, 2012, approximately 162,501 and 176,041 shares have vested, respectively, and approximately $4.5 million and $3.6 million has been included in management fees related to these grants, respectively.

In May 2012, we issued 70,220 shares of common stock to our Manager at a price of $19.76 per share. The shares were issued to our Manager as a part of the incentive compensation due to our Manager under the Management Agreement with respect to the first quarter of 2012.

In March 2013, we issued 13,188 shares of common stock to our Manager at a price of $27.83 per share. The shares were issued to our Manager as a part of the incentive compensation due to our Manager under the Management Agreement with respect to the fourth quarter of 2012.

In February 2011, we granted 11,082 restricted shares with a fair value of $250 thousand to an employee under the Equity Plan. The award vests ratably in quarterly installments over three years beginning on March 31, 2011. In March 2012, we granted 17,500 restricted shares with a fair value of $368 thousand to employees under the Equity Plan. Of the total award, 12,500 restricted shares vest in quarterly installments over three years beginning on March 31, 2012 and 5,000 shares vest in annual installments over three years beginning on December 31, 2012. In March 2013, we granted 25,000 restricted shares with a fair value of $694 thousand to an employee under the Equity Plan. The award vests ratably in quarterly installments over three years beginning on March 31, 2013. As of March 31, 2013 and March 31, 2012, 4,048 and 1,965 shares have vested, respectively, and for the quarters ended March 31, 2013 and March 31, 2012, approximately $99 thousand and $51 thousand was included in general and administrative expense related to the grants, respectively.

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants to Independent Directors	Restricted Stock Grants to Employees	Restricted Stock Unit and Restricted Stock Grants to Manager	Total
Balance as of December 31, 2012	9,538	15,361	1,160,419	1,185,318
Granted	—	25,000	—	25,000
Vested	(734)	(4,048)	(162,501)	(167,283)
Forfeited	—	—	—	—
Balance as of March 31, 2013	8,804	36,313	997,918	1,043,035

Vesting Schedule

	Restricted Stock Grants to Independent Directors	Restricted Stock Unit Grants to Employees	Restricted Stock Unit Grants to Manager	Total
2013 (remainder of)	8,804	13,811	487,503	510,118
2014	—	14,168	291,667	305,835
2015	—	8,334	218,748	227,082
Total	8,804	36,313	997,918	1,043,035

13. Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component for the three months ended March 31, 2013 are as follows:

	Effective Portion of Cumulative Loss on Cash Flow Hedges	Cumulative Unrealized Gain on Available-for- Sale Securities	Foreign Currency Translation of Debt Security	Total
Beginning balance	$(2,571)	$82,246	$—	$79,675
Other comprehensive income (loss) before reclassifications	(168)	11,956	(7,061)	4,727
Amounts reclassified from accumulated other comprehensive income	447	(14,305)	—	(13,858)
Net current period other comprehensive income	279	(2,349)	(7,061)	(9,131)
Ending balance	$(2,292)	$79,897	$(7,061)	$70,544

The reclassifications out of accumulated other comprehensive income impacted the statement of operations for the three months ended March 31, 2013 as follows:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Operations
Gains and losses on cash flow hedges
Interest rate contracts	$447	Interest expense
Total	447
Unrealized gains and losses on available for sale securities
Net realized gain/(loss) on sale of investments	(14,263)	Net gains on sale of investments
OTTI	(42)	OTTI
Total	(14,305)

Total reclassifications for the period	$(13,858)

14. Net Income per Share

The following table provides a reconciliation of both net income and the number of common shares used in the computation of basic and diluted income per share. We use the two-class method in calculating both basic and diluted earnings per share as our unvested restricted stock units (refer to Note 12) are participating securities as defined in GAAP (amounts in thousands, except share and per share amounts):

	Three Month Period Ended
	March 31, 2013	March 31, 2012
Net income attributable to Starwood Property Trust, Inc.	$62,243	$50,159
Net income allocated to participating securities	(454)	(434)
Numerator for basic and diluted net income per share	$61,789	$49,725
Basic weighted average shares outstanding	135,479,543	93,166,866
Weighted average number of diluted shares outstanding(1)	136,674,212	94,227,928
Basic income per share	$0.46	$0.53
Diluted income per share	$0.46	$0.53

(1)   The weighted average number of diluted shares outstanding includes the impact of (i) unvested restricted stock units totaling 997,918 and 800,003 as of March 31, 2013 and March 31, 2012, respectively, and (ii) zero and 65,998 shares that would be hypothetically issuable as part of the incentive fee payable to the Manager if we assume that March 31, 2013 and March 31, 2012 was the end of the measurement period, respectively.

15. Fair Value of Financial Instruments

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

Financial Instruments and Fair Value—Valuation Process.

We have implemented valuation control processes to validate the fair value of our financial instruments measured at fair value including those derived from pricing models. These control processes are designed to assure that the values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and the assumptions are reasonable.

Any changes to the valuation methodology are reviewed by our management to ensure they are appropriate. The methods used may produce a fair value estimate that is not indicative of net realizable value or reflective of future fair values. Furthermore, while we anticipate that our valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We use inputs that are current as of the measurement date, which may fall within periods of market dislocation, during which price transparency may be reduced.

Pricing Verification—We use recently executed transactions, other observable market data such as exchange data, and broker/dealer quotes, for validating the fair values of financial instruments generated using valuation models. Pricing data provided by approved external sources is evaluated using a number of approaches considered as necessary in the circumstance; for example, by corroborating the external sources’ prices to executed trades, analyzing the methodology and assumptions used by the external source to generate a price and/or by evaluating how active the third-party pricing source (or originating sources used by the third-party pricing source) is in the market.

Unobservable Inputs—Where inputs are not observable, we review the appropriateness of the proposed valuation methodology to ensure it is consistent with how a market participant would arrive at the unobservable input. The valuation methodologies utilized in the absence of observable inputs may include the use of comparable observable inputs.

We determine the fair value of our financial instruments as follows:

Available-for-sale debt securities

Available-for-sale debt securities are valued utilizing observable and unobservable market inputs. The observable market inputs for RMBS include recent transactions, broker quotes and vendor prices (“market data”). However, there is often implied price dispersion amongst the market data. Therefore, the fair value determination for RMBS has also significantly utilized unobservable inputs in discounted cash flow models, including prepayments, default and severity estimates based on the recent performance of the collateral, the underlying collateral characteristics, industry trends, as well as expectations of macro- economic events (e.g. housing price curves, interest rate curves, etc.). At each measurement date, we consider both the observable and unobservable valuation inputs in the determination of fair value. However, given the significance of the unobservable inputs these securities have been classified within Level III.

The observable market inputs for CMBS include recent trades and daily markets from brokers. As of March 31, 2013, we determined that all of our CMBS positions were Level II due to the observable inputs.

Held to maturity debt security

We estimate the fair value of our held to maturity debt security by discounting its expected cash flows at a rate we estimate would be demanded by the market participants that are most likely to buy this security. The expected cash flows used are the same as those used to calculate our level yield income in the financial statements.

Derivatives

The valuation of derivative contracts are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market- based inputs, including interest rate curves, spot and market forward points. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair value of the foreign currency forward contracts is based on interest differentials between the currencies being traded, spot and market forward points.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2013, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not as significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.

As of January 1, 2013, the Company changed its valuation methodology for over-the-counter (“OTC”) derivatives to discount cash flows based on Overnight Index Swap (“OIS”) rates.  Fully collateralized trades are discounted using OIS with no additional economic adjustments to arrive at fair value.  Uncollateralized or partially-collateralized trades are also discounted at OIS, but include appropriate economic adjustments for funding costs (i.e., a LIBOR-OIS basis adjustment to approximate uncollateralized cost of funds) and credit risk.  The Company is making the changes to better align its inputs, assumptions, and pricing methodologies with those used in its principal market by most dealers and major market participants.  The changes in valuation methodology are applied prospectively as a change in accounting estimate and are immaterial to the Company’s financial statements.

Loans

We estimate the fair values of our loans by discounting their expected cash flows at a rate we estimate would be demanded by the market participants that are most likely to buy our loans. The expected cash flows used are generally the same as those used to calculate our level yield income in the financial statements.

The following table presents our financial instruments carried at fair value on a recurring basis in the condensed consolidated balance sheet as of March 31, 2013 (amounts in thousands):

	Fair Value at Reporting Date Using Inputs:
	March 31, 2013
	Total	Level I	Level II	Level III
Available-for-sale debt securities:
RMBS	$321,043			$321,043
CMBS	314,490		$314,490
Total available-for-sale debt securities	635,533	—	314,490	321,043
Investment in marketable securities:
Real estate industry	14,551	$14,551
Total investment in marketable securities:	14,551	14,551
Total investments	650,084	14,551	314,490	321,043
Derivative assets:
Foreign exchange contracts	10,613		10,613
Interest rate contracts	4,320		4,320
Derivatives liabilities:
Interest rate contracts	(3,770)		(3,770)
Foreign exchange contracts	(13,698)		(13,698)
Total derivatives	(2,535)	—	(2,535)	—
Total	$647,549	$14,551	$311,955	$321,043

The changes in investments classified as Level III are as follows for the three months ended March 31, 2013 (amounts in thousands):

Fair Value Measurements Using Significant Unobservable Inputs

(Level III)

	RMBS available- for-sale, at fair value	Total
Beginning balance, January 1, 2013	$333,153	$333,153
Sales	(10,582)	(10,582)
Principal repayments	(16,868)	(16,868)
Net decrease on assets	(27,450)	(27,450)
Gain (loss) amounts from Level III investments:
Unrealized gain on assets	9,231	9,231
Accretion of discount	6,151	6,151
OTTI	(42)	(42)
Net gain on assets	15,340	15,340
Ending balance, as of March 31, 2013	$321,043	$321,043

The following table presents our financial instruments carried at fair value on a recurring basis in the consolidated balance sheet as of December 31, 2012 (amounts in thousands):

	Fair Value at Reporting Date Using Inputs:
	December 31, 2012
	Total	Level I	Level II	Level III
Available-for-sale debt securities:
RMBS	$333,153	$—	$—	$333,153
CMBS	529,434	—	529,434	—
Total available-for-sale debt securities	862,587	—	529,434	333,153
Available-for-sale equity securities:
Real estate industry	21,667	21,667	—	—
Total available-for-sale equity securities:	21,667	21,667	—	—
Total investments	884,254	21,667	529,434	333,153
Derivative assets:
Foreign exchange contracts	4,335		$4,335
Interest rate contracts	4,892		4,892
Derivatives liabilities:
Interest rate contracts	(4,343)		(4,343)
Foreign exchange contracts	(23,427)		(23,427)
Total derivatives	(18,543)	—	(18,543)	—
Total:	$865,711	$21,667	$510,891	$333,153

	Loans held-for-sale, at fair value	MBS available- for-sale, at fair value	Total
Beginning balance, January 1, 2012	$128,593	$341,734	$470,327
Purchases	—	—	—
Originations	—	—	—
Transfer out	—	(176,786)	(176,786)
Sales	(132,128)	—	(132,128)
Maturities	—	—	—
Settlements	(122)	(16,539)	(16,661)
Net increase on assets	(132,250)	(193,325)	(325,575)
Gain (loss) on loans held-for-sale, at fair value:
Unrealized (loss) gain on assets	(5,760)	6,597	837
Realized gain on assets	9,417	—	9,417
Accretion of discount	—	2,836	2,836
OTTI	—	(656)	(656)
Other	—	—	—
Net gain on assets	3,657	8,777	12,434
Ending balance, as of March 31, 2012	$—	$157,186	$157,186

Due to an increase in the observable, relevant market activity for the CMBS investment position that we owned as of January 1, 2012, we transferred this investment from Level III to Level II during the three months ended March 31, 2012.

The following table presents the fair value of our financial instruments, including loans transferred as secured borrowings, not carried at fair value on the condensed consolidated balance sheet (amounts in thousands):

	Carrying Value as of March 31, 2013	Fair Value as of March 31, 2013	Carrying Value as of December 31, 2012	Fair Value as of December 31, 2012
Financial instruments not carried at fair value:
Loans held for investment and loans transferred as secured borrowings	$2,616,252	$2,729,419	$3,000,335	$3,097,089
Loans held-for-sale	378,690	381,277	—	—
Securities, held to maturity	37,190	37,600	—	—
Other investments	203,812	203,812	101,201	101,201
Financial Liabilities:
Secured financing agreements and loan transfer secured borrowings	$1,115,343	$1,118,907	$1,393,705	$1,397,128
Convertible senior notes	560,423	658,800	—	—

The following is quantitative information about significant unobservable inputs in our Level III Measurements (dollar amounts in thousands):

Quantitative Information about Level III Fair Value Measurements

	Fair Value at March 31, 2013		Valuation Technique	Unobservable Input	Range (1)
RMBS	$321,043		Discounted cash flow

Constant prepayment rate (a)
Constant default rate (b)
Loss severity (b)
Delinquency Rate (c)
Servicer Advances (a)
Annual Coupon Deterioration (b)
Putback Amount per Projected Total Collateral Loss (d)

					0.4% - 11.8% 2.1% - 15.3% 17% - 86% (f) 6% - 54% 6% - 100% 0.11% - 0.29% 0%-9%
Loans held for investment and loans transferred as secured borrowings	$2,729,419		Discounted cash flow	Projected cash flows (a) (e) Discount rates(b)	3.9%-13.2%
Loans held-for-sale	$381,277		Discounted cash flow	Projected cash flows (a) (e) Discount rates(b)	3.7%-9.8%
Securities, held to maturity	$37,600		Discounted cash flow	Projected cash flows (a) (e) Discount rates(b)	11.2%
Other investments (2)	$203,812	(2)	(g)	(g)	9.5%
Secured financing agreements	$1,030,603		Discounted cash flow	Projected cash flows (a) Discount rates (b)	2.2%-5.4%
Loan transfer secured borrowings	$88,304		Discounted cash flow	Projected cash flows (a) Discount rates (b)	3.5%-3.8%
Convertible senior note	$658,800		Comparable pricing (3)	Comparable bond price (a)

(1)                                     The ranges of significant unobservable inputs are represented in percentages and dates.

(2)                                     Includes investments in LLC and non-performing loans.

(3)                                     Prices for the identical instrument are not available and significant subjectivity may be involved when fair value is determined using pricing data available for comparable instruments.

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

(e)           As of March 31, 2013, management expects to collect all amounts contractually due.

(f)            90% of the portfolio falls within a range of 35-80%.

(g)           The non-performing loan pools were acquired in November 2012 and late March 2013. Fair value approximates cost basis.

16. Commitments and Contingencies

As of March 31, 2013, we had future funding commitments on 23 loans totaling $259.9 million primarily related to construction projects capital improvements, tenant improvements, and leasing commissions. Generally, funding commitments are subject to certain condition that must be met, such as minimum debt service coverage ratios or execution of new leases before advance are made to the borrower.

Management is not aware of any other contractual obligations, legal proceedings, or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on our consolidated financial statements.

17. Subsequent Events

Acquisition of LNR Property, LLC (‘LNR”)

On April 19, 2013, we completed the acquisition of the following LNR business segments for a purchase price of approximately $862 million: we acquired 100% of the interest in the US special servicer, the US investment securities portfolio, Archetype Mortgage Capital, Archetype Financial Institution Services, LNR Europe, and 50% of LNR’s interest in Auction.com.  An investment fund controlled by an affiliate of our Manager acquired for $194 million both LNR’s US Commercial Property Group and the remaining 50 percent of LNR’s ownership interest in Auction.com.  We expect the combination to benefit us in three key areas:

•      Expanded Investment Pipeline:  Widens the scope of potential capital deployment opportunities for us via more than 15,000 loans with borrowers representing more than $125 billion in loans, a conduit originator, a small balance commercial real estate loan platform, CMBS investing capabilities, a loan servicing platform in Europe, and an ownership interest in Auction.com, which will provide incremental investment opportunities.

•      Scale and Diversification:  Establishes us as a full service real estate finance company and immediately expands the breadth of business lines to include CMBS securities and special servicing, which tend to be counter-cyclical investments and can provide a natural hedge in a variety of economic scenarios; and

•      Enhanced Risk Management:  Adds a global platform of real estate underwriters and workout specialists with access to a proprietary database containing the performance of over $400 billion of commercial real estate loans and underlying assets, which could provide a significant information advantage in our underwriting and risk assessment.

The transaction will be accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method of accounting, the total estimated cash purchase price of approximately $856 million, together with the estimated fair value of the liabilities assumed in the transaction, is allocated to the tangible and intangible assets acquired, based on their estimated fair values. The initial accounting for the business combination is in-process but not complete; therefore, as provided for in GAAP for business combinations that are consummated after the balance sheet date but before the financial statements are issued, we have not disclosed the allocation of purchase price to each of major class of assets acquired and liabilities assumed, which is otherwise required.  The significant areas of analysis in the initial accounting that are in-process include (i) balance sheet and earnings cut-off given that the acquisition date was not as of a month-end; (ii) valuation of intangible assets; and (iii) allocation of goodwill to reporting units.

We have incurred acquisition-related costs such as advisory, legal, and due diligence services of approximately $18.5 million, of which $5.6 million was accrued as of March 31, 2013.

The pro forma revenue and earnings of the combined entity for the three months ended March 31, 2013 and 2012, assuming the business combination had been consummated as of January 1, 2013 and 2012, respectively, are as follows (amounts in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Revenue	$134,215	$134,535
Earnings	93,879	70,174

Other Subsequent Events

On April 9, 2013, we sold 30,475,000 shares of common stock at a price of $26.985 per share, resulting in gross proceeds of $822.4 million.

On April 10, 2013, we originated a $350.0 million first mortgage and mezzanine loan for the construction of the Hudson Yards South Tower located on Manhattan’s West side. Approximately $98.9 million was funded at close.

On April 11, 2013, we purchased a $65.2 million pool of non-performing loans at a 55.8% discount for $28.8 million.

On April 17, 2013, we purchased $146.7 million in B-notes from an affiliate of the Manager. The B-Notes are secured by two Class-A office buildings located in Austin, Texas.

On April 19, 2013, we entered into a $300.0 million senior secured term loan agreement with Credit Suisse AG to finance a portion of the LNR acquisition. The term loan has an initial maturity date of April 17, 2020.

On April 30, 2013, we originated a $47.0 million first mortgage secured by 28 car wash, and convenience store facilities located across seven states.

On May 1, 2013, we sold a $28.3 million first mortgage loan collateralized by a Class B+ office building located in San Francisco, California. We retained the mezzanine position in the loan.

On May 8, 2013, our board of directors declared a dividend of $0.46 per share for the second quarter of 2013, which is payable on July 15, 2013 to common stockholders of record as of June 28, 2013.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the information included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

Starwood Property Trust, Inc. (together with its subsidiaries, “we” or the “Company”) is a Maryland corporation that commenced operations on August 17, 2009 upon the completion of its initial public offering (“IPO”). From our inception in 2009 through the end of the first quarter of 2013, we have been focused primarily on originating, acquiring, financing and managing commercial mortgage loans and other commercial real estate debt investments, commercial mortgage-backed securities and other commercial real estate-related debt investments.  We collectively refer to the following as our target assets:

•                  Commercial real estate mortgage loans;

•                  Commercial real estate mortgage-backed securities (“CMBS”);

•                  Other commercial real estate-related debt investments;

•                  Residential mortgage-backed securities (“RMBS”); and

•                  Residential real estate owned (“REO”) and residential non-performing mortgage loans.

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

On April 19, 2013, we completed the acquisition of the following LNR business segments for a purchase price of approximately $862 million: we acquired 100% of the interest in the US special servicer, the US investment securities portfolio, Archetype Mortgage Capital, Archetype Financial Institution Services, LNR Europe, and 50% of LNR’s interest in Auction.com.  An investment fund controlled by an affiliate of our Manager acquired for $194 million both LNR’s US Commercial Property Group and the remaining 50 percent of LNR’s ownership interest in Auction.com.  We expect the combination to benefit us in three key areas:

•                  Expanded Investment Pipeline:  Widens the scope of potential capital deployment opportunities for us via more than 15,000 loans with borrowers representing more than $125 billion in loans, a conduit originator, a small balance commercial real estate loan platform, CMBS investing capabilities, a loan servicing platform in Europe, and an ownership interest in Auction.com, which could provide incremental investment opportunities.

•                  Scale and Diversification:  Establishes us as a full service real estate finance company and immediately expands the breadth of business lines to include CMBS securities and special servicing, which tend to be counter-cyclical investments and can provide a natural hedge in a variety of economic scenarios; and

•                  Enhanced Risk Management:  Adds a global platform of real estate underwriters and workout specialists with access to a proprietary database containing the performance of over $400 billion of commercial real estate loans and underlying assets, which could provide a significant information advantage in our underwriting and risk assessment.

As the acquisition of LNR had not yet closed as of March 31, 2013, the consolidated financial statements included herein do not reflect the results of LNR’s business.

We may also invest in distressed or non-performing commercial loans, commercial properties subject to net leases.  As market conditions change over time, we may adjust our strategy to take advantage of changes in interest rates and credit spreads as well as economic and credit conditions.

We elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with our initial taxable year ended December 31, 2009. We also operate our business in a manner that will permit us to maintain our exemption from registration under the 1940 Act.

Recent Developments

Significant developments in the first quarter of 2013 include the following:

On January 18, 2013, we originated an $86.0 million first mortgage construction financing for the development of a proposed 31-story tower containing 30 luxury condominium residences and a ground floor retail space. The first mortgage has an interest rate of 1 Month LIBOR plus a spread of 8.75% with a LIBOR floor of 1.5%.

On February 15, 2013, we issued $600.0 million of 4.55% Convertible Senior Notes due 2018. The notes were sold to the underwriters at a discount of 2.05%, resulting in net proceeds to us of $587.7 million.

On March 16, 2013, we originated a $43.1 million first mortgage and mezzanine loan for the financing of a Class B+ office building located in San Francisco, California. The first mortgage was sold on May 1, 2013. The first mortgage has an interest rate of 1 Month LIBOR plus a spread of 2.0% with a LIBOR floor of 0.2%. The mezzanine loan has an interest rate of 1 Month LIBOR plus a spread of 8.6% with a LIBOR floor of 0.2%.

On March 27, 2013, we acquired a portfolio of 833 non-performing residential loans at an aggregate cost of $104.1 million. At the time of the acquisition, the unpaid principal balance on the loans was $213.1 million.

On March 27, 2013, we entered into an agreement to sell, and on April 2, 2013, we closed on the sale of, a CMBS position with aggregate gross proceeds of $206.4 million ($66.5 million after repaying the related financing), which generated gains of approximately $11.0 million.

We invested $106.7 million in 873 residential real estate owned properties throughout the first quarter of 2013.

Refer to Note 17 in the notes to condensed consolidated financial statements for disclosure regarding significant transactions that occurred subsequent to March 31, 2013.

Our investment portfolio is comprised of the following at March 31, 2013 (dollar amounts in thousands):

	Property Type	Carrying Value	Face Amount	% Owned	Financing	Net Investment	Vintage
Loan Originations	Assorted	$1,941,510	$1,950,060	100%	$282,075	$1,659,435	2009-2013
Loan Acquisitions	Assorted	1,055,523	1,135,789	100%	472,509	583,014	1989-2012
Loan Loss Allowance		(2,091)	—		—	(2,091)	N/A
CMBS	Assorted	314,490	302,459	100%	287,637	26,853	2010-2012
RMBS	Residential	321,043	456,822	100%	73,122	247,921	2003-2007
Securities, held to maturity	Land and Land Development	37,190	37,600	100%	—	37,190	2013
Other Investments	Assorted	430,044	430,044	99%	—	430,044	N/A
		$4,097,709	$4,312,774		$1,115,343	$2,982,366

Our total investment portfolio, excluding other investments, has the following characteristics based on carrying values:

Collateral Property Type	As of March 31, 2013	As of December 31, 2012
Hospitality	42.7%	45.3%
Office	16.8%	17.6%
Retail	15.2%	15.7%
Residential	8.7%	8.6%
Industrial	2.6%	2.5%
Mixed Use	3.4%	3.5%
Multi-family	1.8%	2.1%
Land and Land Development	2.7%	—
Other	6.1%	4.7%
	100.0%	100.0%

Geographic Location	As of March 31, 2013	As of December 31, 2012
West	23.5%	23.9%
North East	23.1%	22.8%
South East	16.4%	16.5%
Mid Atlantic	13.3%	12.7%
Midwest	9.3%	9.2%
International	8.6%	9.2%
South West	5.8%	5.7%
	100.0%	100.0%

Critical Accounting Policies and Use of Estimates

Refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2012 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” for full discussion of our critical accounting policies.  Our critical accounting policies have not materially changed during 2013.

Results of Operations

Net income attributable to the Company for the three months ended March 31, 2013 was approximately $62.2 million or $0.46 per weighted-average share of basic common stock ($0.46 diluted), compared to the three-months ended March 31, 2012 when net income was $50.2 million or $0.53 per weighted-average share of basic common stock ($0.53 diluted). For the three-months ended March 31, 2013, net interest margin increased $0.3 million from the prior year, resulting from increases in interest income of $5.4 million and interest expense of $5.1 million, respectively. The increase in net interest margin is primarily due to the increased size of our investment portfolio, offset primarily by $13.1 million of accelerated amortization recorded in the three months ended March 31, 2012. From March 31, 2012 to March 31, 2013, the carrying value of our investments in loans increased a net $611.1 million; other investments increased a net $385.9 million and MBS securities decreased by $8.6 million. As of March 31, 2013, we expect our target portfolio of investments to generate a weighted-average levered return of between 11.6% and 12.1% (annually compounded). The weighted-average cost of the secured financings was 3.8%, including the impact of interest rate hedges and 3.57% excluding the impact of interest rate hedges.  The effective interest cost of Convertible Senior Notes is 6.08%.

For the three months ended March 31, 2013, non-investment expenses increased by $4.0 million from the prior comparable period. The period over period increases were primarily due to increases in business combination costs of $4.4 million, base management fee of $3.0 million and general and administrative costs of $1.2 million which were partially offset by a decrease in management incentive fee of $4.7 million. The increase in the base management fee was primarily due to our supplemental equity raises in April 2012 and October 2012, with net proceeds of $873.3 million. In connection with the October 2012 supplemental equity raise, our Manager was granted an additional 875,000 restricted stock units, resulting in higher stock compensation expense in the subsequent periods. The increase in general and administrative expenses are primarily attributed to the Company’s increased size, as well as the volume of transactions and the increase in professional fees such as legal, audit and consulting, resulting from the growing investment portfolio.  Business combination expenses during the first quarter of 2013 represents costs incurred in connection with our acquisition to LNR.  No such costs were incurred during the first quarter of 2012.

For the three-months ended March 31, 2013, we had realized gains from the sale of investments of $13.9 million which related to the sale of MBS securities and other investments. For the three months ended March 31, 2012, we had realized gains from the sale of investments of $7.3 million, which primarily related to the sale of our loans held-for-sale and partial sale of our EURO denominated loan.

Refer to Note 8 of the condensed consolidated financial statements for more information on loan sales and securitization activity. For the three-months ended March 31, 2013, we had unrealized gains on currency hedges of $16.0 million and unrealized foreign currency remeasurement loss of $7.4 million.  The unrealized gain on currency hedges was driven by the deterioration of the European currency markets during the first quarter of 2013.  OTTI losses decreased from $0.7 million in the first quarter of 2012 to less than $0.1 million in the first quarter 2013, due primarily to an overall increase in the market value of our RMBS.

The reported and diluted per share amounts of our interest margin and expenses for the three months ended March 31, 2013 and 2012 were as follows (amounts in thousands except per share data):

	For the three month period ended March 31,
	2013	Per Diluted Share	2012	Per Diluted Share
Net interest margin:
Cash coupon received from loans	$59,066	$0.43	$47,455	$0.51
Constant yield adjustments on loans(1)	8,699	0.06	21,622	0.23
Cash coupon received from mortgage-backed securities (“MBS”)	6,248	0.05	3,059	0.03
Constant yield adjustments on mortgage-backed securities(2)	9,180	0.07	5,616	0.06
Cash interest expense	(13,041)	(0.10)	(10,273)	(0.11)
Amortization of debt issuance costs	(3,946)	(0.03)	(1,579)	(0.02)
Net interest margin	66,206	0.48	65,900	0.70
Expenses:
Base management fee	9,717	0.07	6,728	0.07
Management incentive fee	47	0.00	4,790	0.05
Stock compensation — manager	4,511	0.03	3,649	0.04
Total management fees	14,275	0.10	15,167	0.16
Investment pursuit costs	81	0.00	861	0.01
Business combination costs	4,391	0.03	—	—
General and administrative	4,286	0.03	3,023	0.03
Loan loss allowance	30	0.00	—	—
Total expenses	23,063	0.16	19,051	0.20
Income before other income (expenses) and taxes	$43,143	$0.32	$46,849	$0.50

(1)         Represents the aggregate adjustments necessary to recognize income from loans on a constant yield basis, which is comprised primarily of discount accretion, but also includes the amortization of loan fees and costs.

(2)         Represents the aggregate adjustments necessary to recognize income from MBS on a constant yield basis, which is comprised primarily of discount accretion.

The overall decrease in net interest margin per diluted share for the three-months ended March 31, 2013 over the comparable period in the prior year is due to the early repayment of our GBP-denominated loan during the first quarter of 2012 which resulted in net additional income of $12.2 million.  Additionally, the acquisition of LNR subsequent to quarter end resulted in an additional $4.4 million of acquisition-related expenses in the current quarter.   Management fees for the three-months ended March 31, 2013 increased from the same period in the prior year due to our supplemental equity raises in April 2012 and October 2012 with net proceeds of $873.3 million. General and administrative expenses per diluted share for the three-months ended March 31, 2013 were unchanged from the prior period.

Cash Flows

Cash and cash equivalents decreased by $4.6 million from the year ended December 31, 2012.  The decrease resulted from cash provided by operating activities of $84.9 million and cash provided by financing activities of $191.8 million, offset by cash used in investing activities of $281.2 million.

Net cash provided by operating activities for the three months ended March 31, 2013 are approximately $84.9 million. The net income for the period was approximately $63.4 million. The adjustments for non-cash charges, including stock-based compensation, accretion of deferred loan fees and discounts, amortization of deferred financing costs, accretion of net discount on MBS and amortization of premium from collateralized debt obligations decreased cash by $8.4 million. The net change in operating assets and liabilities increased cash flows from operating activities by approximately $52.9 million. This amount is comprised of a $41.3 million increase in cash attributable to related party payable, other assets and other liabilities, and an increase of $11.7 million from accrued interest receivable and accrued expenses. The net change in unrealized gains on currency hedges of $16.0 million was offset by a net unrealized loss on foreign currency remeasurement of $7.4 million. Additionally, we recognized realized gains of $13.2 million from the sale of securities.

Net cash used in investing activities for the three months ended March 31, 2013 totaled $281.2 million and related primarily to the acquisition and origination of new loans held-for-investment of $129.8 million, acquisition and improvement of real estate of $114.9 million, purchase of real estate assets of $104.1 million, LNR acquisition deposit of $40.7 million and increase in restricted cash of $38.0 million, offset by principal repayments on loans and MBS of $11.2 million and $21.7 million, respectively, proceeds from sale of loans of $44.6 million, loan maturities of $82.4 million, sales of real estate assets of $3.4 million, sale of other investments of $6.8 million, and return of basis in purchased hedge assets of $0.5 million.

Net cash provided by financing activities for the three months ended March 31, 2013 related primarily to borrowings from our convertible senior notes of $587.7 million, borrowings from our secured financing facilities of $347.5 million, offset by dividend payments to our shareholders of $73.8 million, repayments on borrowings of $625.5 million, and distributions to non-controlling interests of $44.1 million.

Net cash provided by operating activities for the three months ended March 31, 2012 of approximately $174.1 million, includes $132.1 million in proceeds from the sale of loans held-for-sale. The net income for the period was approximately $50.2 million. The adjustments for non-cash charges, including stock-based compensation, accretion of deferred loan fees and discounts, amortization of deferred financing costs, accretion of net discount on MBS and amortization of premium from collateralized debt obligations decreased cash by $22.6 million. The net change in operating assets and liabilities increased cash flows from operating activities by approximately $24.5 million. This amount is comprised of a $26.4 million increase in cash attributable to related party payable, other assets and other liabilities, and a decrease of nearly $1.9 million from accrued interest receivable. The net change in unrealized gains on interest rate hedges of $9.8 million was offset by a net unrealized loss on loans held-for-sale at fair value of $5.8 million, currency hedges of $8.6 million and foreign currency remeasurement of $1.0 million. Additionally, we recognized realized gains of $7.3 million from the sale of loans and $9.1 million from realized foreign currency remeasurement. Lastly, for the three months ended March 31, 2012, we had OTTI charges on our RMBS securities of $0.7 million.

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

Cash and Cash Equivalents

As of March 31, 2013, we had cash and cash equivalents of $173.1 million excluding restricted cash of $41.5 million. The restricted cash primarily relates to construction and interest reserves funded by borrowers.

Potential Liquidation of Certain RMBS and CMBS Positions

We regularly make certain investments in RMBS. We have restricted these RMBS investments to an amount that at all times is no greater than 10% of our total assets. Expected durations are generally 5 years or less and we have engaged a third party manager who specializes in RMBS to assist us in managing this portfolio. As of March 31, 2013, our investments in RMBS and CMBS are classified as available-for-sale and had a fair value of $321.0 million and $314.5 million, respectively.

Borrowings under Various Financing Arrangements

We utilize a variety of financing arrangements to finance certain assets. We generally utilize four types of financing arrangements:

1)                                     Repurchase Agreements:  Repurchase agreements effectively allow us to borrow against loans and securities that we own. Under these agreements, we sell our loans and securities to a counterparty and agree to repurchase the same loans and securities from the counterparty at a price equal to the original sales price plus an interest factor. The counterparty retains the sole discretion over both whether to purchase a loan or security from us and, subject to certain conditions, the market value of such loan or security for purposes of determining whether we are required to pay margin to the counterparty. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, we would be required to repay any amounts borrowed in excess of the product of (i) the revised market value multiplied by (ii) the applicable advance rate. During the term of a repurchase agreement, we receive the principal and interest on the related loans and securities and pay interest to the counterparty. As of March 31, 2013, we have various repurchase agreements, with details referenced in the table provided below.

2)                                     Bank Credit Facilities:  We use bank credit facilities (including term loans and revolving facilities) to finance our assets. These financings may be collateralized or non-collateralized and may involve one or more lenders. Credit facilities typically have maturities ranging from two to five years and may accrue interest at either fixed or floating rates. The initial terms of our bank facilities, as stated in the table below, are subject to further extensions based upon the satisfaction of certain conditions at or prior to the time of such extension.

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

4)            Long-term secured and unsecured indebtedness: We may issue long-term debt to finance our investment pipeline.

Issuances of Equity Securities

We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At March 31, 2013, we had 100,000,000 shares of preferred stock available for issuance and 364,299,805 shares of common stock available for issuance. In April 2013, we issued an additional 30,475,000 shares of common stock.

We maintain an ATM equity offering program with Merrill Lynch and Pierce, Fenner & Smith Incorporated, relating to our shares of common stock. In accordance with the terms of the agreement, we may offer and sell shares of our common stock having an aggregate gross sales price of up to $250 million from time to time through the agent. Sales of the shares will be made by means of ordinary brokers’ transactions at prices related to prevailing market prices or at negotiated prices.

Summary of Financing Facilities as of March 31, 2013 (dollar amounts in thousands):

	Wells Fargo II	Bank of America	Wells Fargo III	Wells Fargo IV	Goldman Sachs II	Citibank	Borrowing Base	Goldman III	Onewest Bank
Facility Type	Repurchase	Bank Credit Facility	Repurchase	Repurchase	Repurchase	Repurchase	Bank Credit Facility	Repurchase	Repurchase
Revolver	Yes	No	Yes	No	No	Yes	Yes	No	No
Eligible Assets	Identified Loans	Single Borrower Secured Note	Identified RMBS	Identified Loans	Single Borrower Secured Note	Identified Loans	Identified Loans	Single Borrower Secured Note	Identified Loans
Initial Maturity	Aug-13	Nov-14	(m)	Dec-14	Aug-15	Mar-14	Aug-13	Sep-15	Jul-15
Extended Maturity(a)	Aug-15	Nov-15	N/A	Dec-16	N/A	Mar-17	Aug-16	N/A	Jul-17
Pricing	LIBOR + 1.75% to 6%	LIBOR + 2.35% to 2.50%	LIBOR + 1.90%	LIBOR + 2.75%	LIBOR + 2.90%	LIBOR + 1.75% to 3.75%	LIBOR + 3.25%(i)	LIBOR + 3.70%	LIBOR + 3.00%
Minimum Loss to Trigger a Margin Call	(b)	$0	$250	(g)	$2,000	(h)	N/A	$4,000	(j)
Maximum Advance Rate on Collateral	75%	(c)	(d)	(d)	(c)	75%	100% (k)	67.9%	75%
Pledged Asset Carrying Value	$729,017	(l)	$283,737	$237,492	$212,814	$87,319	$540,104	$237,719	$93,529
Maximum Facility Size	$550,000	$139,885	$175,000	$175,425	$147,752	$125,000	$250,000	$158,449	$64,691
Outstanding Balance	$260,517	$139,885	$73,122	$175,425	$147,752	$7,979	$0	$158,449	$64,691
Approved but Undrawn Capacity(e)	$237,402	$0	$0	$0	$0	$54,659	$0	$0	$0
Unallocated Financing Amount(f)	$52,081	$0	$101,878	$0	$0	$62,362	$250,000	$0	$0

(a)                                 Subject to certain conditions as defined in facility agreement.

(b)                                 35 bps of aggregate outstanding principal amount.

(c)                                  Effectively not applicable as of March 31, 2013 as there was no longer any borrowing capacity available.

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

(i)                                     Subject to borrower’s option to choose alternative benchmark based rates pursuant to the terms of the credit agreement.

(j)                                    3% of the aggregate repurchase price

(k)                                 Although 100% is the maximum advance rate, due to valuation mechanisms within the credit agreement most borrowings will be at a lower advance rate.

(l)                                     The securities pledged to the facility were sold on March 27, 2013 and settled on April 2, 2013. The facility was repaid on April 3, 2013.

(m)          The date that is 180 days after the buyer delivers notice to seller, subject to a maximum date of March 13, 2015.

Summary of Total Financing Facility Ending Balances as of March 31, 2013 (amounts in thousands):

Aggregate Pledged Asset Carrying Value	$2,421,731
Aggregate Maximum Facility Size	$1,786,202
Less: Aggregate Outstanding Balance	$(1,027,820)
Aggregate Undrawn Capacity	$758,382
Aggregate Approved but Undrawn Capacity	$292,061

Scheduled Principal Repayments on Investments

The following scheduled and/or projected principal repayments on our investments were based upon the amounts outstanding and contractual terms of the financing facilities in effect as of March 31, 2013 (amounts in thousands):

	Scheduled Principal Repayments on Loans	Scheduled/Projected Principal Repayments on RMBS and CMBS	Projected Required Repayments of Financing	Total Scheduled Principal Repayments, net of financing
Second Quarter 2013	$21,876	$222,779	$(149,131)	$95,524
Third Quarter 2013 (1)(2)	7,727	15,264	(341,833)	(318,842)
Fourth Quarter 2013	41,327	18,032	(39,649)	19,710
First Quarter 2014	100,884	14,377	(11,599)	103,662
Total	$171,814	$270,452	$(542,212)	$(99,946)

(1)                                 We expect to extend the Second Wells Repurchase Agreement, which is scheduled to mature in August 2013. We have two one-year extension options, subject to certain conditions. This represents $258.4 million of the projected required repayments of financing in third quarter 2013.

(2)                                 We have evergreen extension options on the Third Wells Repurchase Agreement, which is scheduled to mature in September 2013. This represents $73.1 million of the projected required repayments of financing in third quarter 2013.

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

The amount of leverage we deploy for particular investments in our target assets depends upon our Manager’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial and residential mortgage markets, our outlook for the level, slope, and volatility of interest rates, the credit quality of our assets, the collateral underlying our assets, and our outlook for asset spreads relative to the LIBOR curve. Under our current repurchase agreements and bank credit facility, our total leverage may not exceed 75% of total assets (as defined in the respective agreements), as adjusted to remove the impact of bona-fide loan sales that are accounted for as financings and the consolidation of variable interest entities pursuant to GAAP. As of March 31, 2013 and December 31, 2012, our total debt to loan and MBS investments was 44.3% and 34.6%, respectively.

Contractual Obligations and Commitments

Contractual obligations as of March 31, 2013 are as follows (amounts in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Secured financings, including interest payable	$1,069,431	$564,164	$505,267	$—	$—
Loan transfer secured borrowings	97,342	4,762	57,166	35,414	—
Convertible senior notes, including interest payable	736,500	27,300	54,600	654,600	—
Loan funding obligations	265,018	68,423	186,564	10,031	—
Total	$2,168,291	$664,649	$803,597	$700,045	$—

The table above does not include amounts due under our Management Agreement as this agreement does not have fixed or determinable payments. Refer to Note 11 of the condensed consolidated financial statements for obligations related to this agreement.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2013, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities.

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

The Company’s board of directors declared the following dividends in 2013 and 2012:

Ex-Dividend Date	Record Date	Announce Date	Pay Date	Amount	Frequency
3/26/13	3/28/13	2/27/13	4/15/13	$0.44	Quarterly
12/27/12	12/31/12	12/13/12	1/15/13	$0.10	Special
12/17/12	12/31/12	11/6/12	1/15/13	$0.44	Quarterly
9/26/12	9/28/12	8/3/12	10/15/12	$0.44	Quarterly
6/27/12	6/29/12	5/8/12	7/13/13	$0.44	Quarterly
3/28/12	3/30/12	2/29/12	4/13/12	$0.44	Quarterly

On May 8, 2013, our board of directors declared a dividend of $0.46 per share for the second quarter of 2013, which is payable on July 15, 2013 to common stockholders of record as of June 28, 2013.

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

Core Earnings decreased in the first quarter of 2013 as compared to the first quarter of 2012 due to the early repayment of our GBP denominated loans during the three months ended March 31, 2012 which resulted in net additional income of $12.2 million. Our Core Earnings for the three months ended March 31, 2013 were approximately $58.1 million, or $0.43 per weighted average share, diluted. The table below provides a reconciliation of net income to Core Earnings for this period:

March 31, 2013 Reconciliation of Net Income to Core Earnings (amounts in thousands except per share data):

	Three Months Ended March 31, 2013	Per Diluted Share
Net income attributable to Starwood Property Trust, Inc.	$62,243	$0.46
Unrealized gain on interest rate hedges	(240)	(0.00)
Other-than-temporary impairment	42	0.00
Unrealized foreign currency loss	7,427	0.05
Unrealized gain on currency hedges	(16,006)	(0.12)
Unrealized gain on securities	(405)	(0.00)
Management incentive fee	47	0.00
Non-cash stock-based compensation	4,656	0.03
Realized other-than-temporary impairment for sold securities	(75)	(0.00)
Depreciation	713	0.01
Loan loss allowance	30	0.00
Loss from effective hedge termination	(334)	(0.00)
Core Earnings	$58,098	$0.43

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

At March 31, 2013, the S&P ratings of our RMBS portfolio were as follows (amounts in thousands):

S&P Rating	Carrying Value	Percentage
BBB+	$5,738	1.8%
BB+	11,468	3.6%
BB	699	0.2%
BB-	976	0.3%
B+	3,502	1.1%
B-	29,230	9.1%
CCC	237,784	74.1%
CC	1,032	0.3%
D	23,222	7.2%
NR	7,392	2.3%
Total RMBS	$321,043	100.0

As of March 31, 2013, $212.8 million of CMBS were not rated, which represented debt secured by substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties and which had an estimated loan-to-value ratio in the range of 38%-43% as of March 31, 2013. The remaining $101.7 million CMBS investment position is rated BB+.

At December 31, 2012, the S&P ratings of our RMBS portfolio were as follows (amounts in thousands):

S&P Rating	Carrying Value	Percentage
A+	$28	0.0%
BBB+	103	0.0%
BB+	16,071	4.8%
BB	1,549	0.5%
BB-	5,862	1.8%
B+	9,338	2.8%
B	3	0.0%
B-	29,597	8.9%
CCC	234,429	70.4%
CC	5,235	1.6%
D	23,280	6.9%
NR	7,658	2.3%
Total RMBS	$333,153	100.0%

As of December 31, 2012, 20.4% of the CMBS securities are rated BB+. The remaining 79.6% are securities where the obligors are certain special purpose entities that were formed to hold substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties; the securities are not rated but the loan-to-value ratio was estimated to be in the range of 39%—44% at December 31, 2012.

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

Interest Rate Effect on Net Interest Margin

Our operating results depend in large part on differences between the income earned on our investments and our cost of borrowing and hedging activities. The cost of our secured borrowings are generally based on prevailing market short-term interest rates. During a period of rising short term interest rates, our borrowing costs generally may increase (1) while the yields earned on our leveraged fixed-rate mortgage assets remain static. We generally attempt to mitigate this risk utilizing interest rate swaps to fix the cost of leverage for fixed-rate mortgage assets financed with short-term interest rate based secured financing facilities. The severity of any such decline would depend on our asset/liability composition at the time as well as the magnitude and duration of the interest rate increase. Further, an increase in short and/or long-term interest rates could also have a negative impact on the market value of our target assets. If any of these events was to occur, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations. Hedging techniques are partly based on assumed levels of prepayments of our investments. If prepayments are slower or faster than assumed, the life of the investment would be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions.

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

During 2010, we entered into a series of forward contracts whereby we agreed to sell an amount of GBP for an agreed-upon amount of USD at various dates through October 2013. These forward contracts were executed to fix the USD amount of GBP denominated cash flows we expect to receive from our GBP-denominated loan. During the first quarter of 2012, the GBP-denominated loan was prepaid. As a result of the loan being prepaid in February 2012, the foreign exchange forward contracts were no longer necessary hedges. At that time, the hedge contracts were in a loss position to us of approximately $10.0 million. In the process of negotiating the termination of the contracts, management was able to lock-in the amount of the loss by entering into new derivative contracts with a separate counterparty that had the same maturity dates and notional amounts, but wherein we would sell USD in exchange for GBP (offsetting positions). We executed this structure as opposed to liquidating the original contracts as it was more cost effective. As of March 31, 2013, the GBP hedging strategies above resulted in 3 foreign exchange forward sales contracts with a total notional value of $99.0 million and 3 such foreign exchange forward purchase contracts with a total notional value of $99.0 million (using the March 29, 2013 spot rate of 1.5198).

As of March 31, 2013, we had a $101.7 million GBP-denominated CMBS investment (using the March 29, 2013 spot rate of 1.5198). During the first three months of 2013, we entered into a series of forward contracts whereby we agreed to sell an amount of GBP for an agreed-upon amount of USD at various dates through March 2016. These forward contracts were executed to fix the USD amount of GBP-denominated cash flows we expect to receive from our GBP-denominated CMBS investment. As of March 31, 2013, the GBP hedging strategies above resulted in 6 foreign exchange forward sales contracts with a total notional value of $123.0 million (using the March 29, 2013 spot rate of 1.5198).

As of March 31, 2013, we had a $45.3 million GBP-denominated loan investment (using the March 29, 2013 spot rate of 1.5198). Our historical cost related to this investment was at a spot rate of approximately 1.613. During 2013, we entered into a series of forward contracts whereby we agree to sell an amount of GBP for an agreed-upon amount of USD at various dates through January 2016. These forward contracts were executed to fix the USD amount of GBP-denominated cash flows expected to be received by the Company related to the Company’s GBP-denominated loan. As of March 31, 2013, we had 12 such foreign exchange forward sales contracts with a total notional value of $62.7 million (using March 29, 2013 spot rate of 1.5198).

As of March 31, 2013, we had a $28.6 million of EUR-denominated loan investment (using the March 29, 2013 spot rate of 1.2819). Our historical cost related to this investment was at a spot rate of approximately 1.426. During 2013, we entered into a series of forward contracts whereby we agreed to sell an amount of EUR for an agreed upon amount of USD at various dates through June 2014. These forward contracts were executed to economically fix the USD amount of EUR-denominated cash flows expected to be received by us related to our mezzanine loan in Germany. As of March 31, 2013, we had 6 such foreign exchange forward contracts with a total notional value of $33.9 million (using the March 29, 2013 spot rate of 1.2819).

As of March 31, 2013, we had a $72.0 million EUR-denominated loan investment (using the March 29, 2013 spot rate of 1.2819). Our historical cost related to this investment was at a spot rate of approximately 1.222. During 2013, we entered into a series of forward contracts whereby we agree to sell an amount of EUR for an agreed upon amount of USD at various dates through January 2014. These forward contracts were executed to economically fix the USD amount of EUR-denominated cash flows expected to be received by us related to our loan in Luxembourg. As of March 31, 2013, we had 4 such foreign exchange spot rate contracts with a total notional value of $81.5 million (using the March 29, 2013 spot rate of 1.2819).

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

Changes to Internal Control Over Financial Reporting.  No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

Currently, no legal proceedings are pending, threatened, or to our knowledge, contemplated against us.

Item 1A.    Risk Factors.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD PROPERTY TRUST, INC.

Date: May 8, 2013	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: May 8, 2013	By:	/s/ PERRY STEWART WARD
Perry Stewart Ward Chief Financial Officer, Treasurer and Principal Financial Officer

Item 6.    Exhibits.

(a)         Index to Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description
4.1

Form of Indenture for Senior Debt Securities between the Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-3 filed February 11, 2013)

4.2

First Supplemental Indenture, dated as of February 15, 2013, between the Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed February 15, 2013)

4.3	Form of 4.55% Convertible Senior Notes due 2018 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed February 15, 2013)

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document