Form 10-Q
period 2013-06-30
STARWOOD PROPERTY TRUST, INC.
filed 2013-08-06
CIK 1465128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of August 5, 2013 was 166,337,696.

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

These forward-looking statements are based largely on our current beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors that may cause actual results to vary from our forward-looking statements include, but are not limited to:

•                  factors described in our Annual Report on Form 10-K for the year ended December 31, 2012 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013, including those set forth under the captions “Risk Factors” and “Business”;

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands, except share data)

	As of June 30, 2013	As of December 31, 2012
Assets:
Cash and cash equivalents	$366,787	$177,671
Restricted cash	69,638	3,429
Loans held-for-investment, net (subject to $95,000 participation liability)	2,935,519	2,914,434
Loans held-for-sale ($171,176 and $0 at fair value)	586,492	—
Loans transferred as secured borrowings	85,641	85,901
Investment securities ($712,640 and $884,254 at fair value)	749,918	884,254
Intangible assets — servicing rights ($159,891 and $0 at fair value)	190,646	—
Residential real estate, net	355,940	99,115
Non-performing residential loans	192,010	68,883
Investment in unconsolidated entities	133,433	32,318
Goodwill	100,850	—
Derivative assets	21,402	9,227
Accrued interest receivable	25,504	24,120
Other assets	87,143	25,021
Variable interest entity assets, at fair value	97,284,473	—
Total Assets	$103,185,396	$4,324,373
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$175,118	$30,094
Related-party payable	20,613	1,803
Dividends payable	76,900	73,796
Derivative liabilities	16,868	27,770
Secured financing agreements, net	1,707,366	1,305,812
Convertible senior notes, net	562,226	—
Loan transfer secured borrowings	87,163	87,893
Loan participation liability	95,000	—
Variable interest entity liabilities, at fair value	96,855,809	—
Total Liabilities	99,597,063	1,527,168
Commitments and contingencies (Note 23)
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 166,963,546 issued and 166,337,696 outstanding as of June 30, 2013 and 136,125,356 issued and 135,499,506 outstanding as of December 31, 2012	1,670	1,361
Additional paid-in capital	3,580,096	2,721,353
Treasury stock (625,850 shares)	(10,642)	(10,642)
Accumulated other comprehensive income	60,285	79,675
Accumulated deficit	(84,923)	(72,401)
Total Starwood Property Trust, Inc. Stockholders’ Equity	3,546,486	2,719,346
Non-controlling interests in consolidated subsidiaries	41,847	77,859
Total Equity	3,588,333	2,797,205
Total Liabilities and Equity	$103,185,396	$4,324,373

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Interest income from loans	$74,936	$53,740	$142,626	$122,817
Interest income from investment securities	18,577	15,144	34,817	23,819
Servicing fees	39,135	—	39,135	—
Other revenues	1,860	65	1,979	114
Rental income	2,529	—	3,653	—
Total revenues	137,037	68,949	222,210	146,750

Costs and expenses:
Management fees	19,326	12,847	34,876	28,014
Interest expense	23,948	10,463	40,935	22,315
General and administrative	45,329	2,731	49,434	5,754
Business combination costs	12,982	—	17,616	—
Acquisition and investment pursuit costs	3,038	1,254	3,996	2,115
Residential properties and non-performing loans — other operating costs	1,997	—	3,485	—
Depreciation and amortization	2,943	—	3,656	—
Loan loss allowance	725	—	755	—
Other expense	196	—	229	—
Total costs and expenses	110,484	27,295	154,982	58,198
Income before other income, income taxes and non-controlling interests	26,553	41,654	67,228	88,552
Other income
Income of consolidated VIEs, net	31,949	—	31,949	—
Change in fair value of servicing rights	2,898	—	2,898	—
Change in fair value of investment securities, net	(1,392)	—	(987)	—
Change in fair value of mortgage loans held-for-sale, net	458	—	458	(5,760)
Earnings from unconsolidated entities	5,597	1,375	6,338	1,952
Gain/loss on sale of investments, net	1,050	2,797	14,909	10,130
Gain/loss on derivative financial instruments, net	6,158	3,468	22,386	(2,223)
Foreign currency gain/loss, net	1,580	(3,312)	(6,085)	4,497
Other-than-temporary impairment (“OTTI”), net of $487 and $1,354 recognized in other comprehensive income (loss) for the three months ended June 30, 2013 and 2012 and $972 and $2,793 for the six months ended June 30, 2013 and 2012	(359)	(1,396)	(401)	(2,052)
Other income	39	173	39	350
Total other income	47,978	3,105	71,504	6,894

Income before income taxes and non-controlling interests	74,531	44,759	138,732	95,446
Income tax provision	11,193	140	11,970	539
Net Income	63,338	44,619	126,762	94,907
Net income attributable to non-controlling interests	1,057	129	2,238	258
Net income attributable to Starwood Property Trust, Inc.	$62,281	$44,490	$124,524	$94,649
Net income per share of common stock:
Basic	$0.38	$0.40	$0.83	$0.92
Diluted	$0.38	$0.40	$0.83	$0.92

Distributions declared per common share	$0.46	$0.44	$0.90	$0.88

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, amounts in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net Income	$63,338	$44,619	$126,762	$94,907
Other comprehensive income (net change by component):
Cash flow hedges	1,501	(960)	1,780	(1,212)
Unrealized gain (loss) on available-for-sale securities	(11,778)	2,384	(14,127)	17,497
Foreign currency remeasurement	18	—	(7,043)	—
Other comprehensive (loss) income	(10,259)	1,424	(19,390)	16,285
Comprehensive income	53,079	46,043	107,372	111,192
Less: Comprehensive income attributable to non-controlling interests	(1,057)	(129)	(2,238)	(258)
Comprehensive income attributable to Starwood Property Trust, Inc.	$52,022	$45,914	$105,134	$110,934

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited, amounts in thousands, except share data)

	Common stock		Additional				Accumulated Other Comprehensive	Total Starwood Property Trust, Inc.	Non-
		Par	Paid-In	Treasury Stock		Accumulated	Income	Stockholders’	Controlling	Total
	Shares	Value	Capital	Shares	Amount	Deficit	(Loss)	Equity	Interests	Equity

Balance, January 1, 2012	93,811,351	$938	$1,828,319	625,850	$(10,642)	$(55,129)	$(3,998)	$1,759,488	$5,659	$1,765,147
Proceeds from public offering of common stock	23,000,000	230	457,091					457,321		457,321
Underwriting and offering costs			(642)					(642)		(642)
Stock-based compensation	399,582	4	8,056					8,060		8,060
Manager incentive fee paid in stock	70,220	1	1,386					1,387		1,387
Net income						94,649		94,649	258	94,907
Dividends declared, $0.88 per share						(93,042)		(93,042)		(93,042)
Other comprehensive loss, net							16,285	16,285		16,285
Distribution to non-controlling interests									(355)	(355)
Balance, June 30, 2012	117,281,153	$1,173	$2,294,210	625,850	$(10,642)	$(53,522)	$12,287	$2,243,506	$5,562	$2,249,068

	Common stock		Additional				Accumulated Other Comprehensive	Total Starwood Property Trust, Inc.	Non-
		Par	Paid-In	Treasury Stock		Accumulated	Income	Stockholders’	Controlling	Total
	Shares	Value	Capital	Shares	Amount	Deficit	(Loss)	Equity	Interests	Equity

Balance, January 1, 2013	136,125,356	$1,361	$2,721,353	625,850	$(10,642)	$(72,401)	$79,675	$2,719,346	$77,859	$2,797,205
Proceeds from public offering of common stock	30,475,000	305	822,063					822,368		822,368
Underwriting and offering costs			(617)					(617)		(617)
Convertible senior notes			28,107					28,107		28,107
Stock-based compensation	350,002	4	8,825					8,829		8,829
Manager incentive fee paid in stock	13,188		365					365		365
Net income						124,524		124,524	2,238	126,762
Dividends declared, $0.90 per share						(137,046)		(137,046)		(137,046)
Other comprehensive loss, net							(19,390)	(19,390)		(19,390)
Non-controlling interests assumed through LNR acquisition									8,277	8,277
Contribution from non-controlling interests									1,007	1,007
Distribution to non-controlling interests									(47,534)	(47,534)
Balance, June 30, 2013	166,963,546	$1,670	$3,580,096	625,850	$(10,642)	$(84,923)	$60,285	$3,546,486	$41,847	$3,588,333

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	For the Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$126,762	$94,907
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	4,986	2,451
Amortization of net convertible debt discount and deferred fees	2,652	—
Accretion of net discount on investment securities	(16,568)	(14,496)
Accretion of net deferred loan fees and discounts	(14,243)	(29,324)
Accretion of premium from loan transfer secured borrowings	(731)	(447)
Stock-based compensation	8,829	8,060
Stock-based component of incentive fees	365	1,387
Change in fair value of fair value option investment securities	988	—
Change in fair value of consolidated VIEs	(11,132)	—
Change in fair value of servicing rights	(2,898)	—
Change in fair value of loans held-for-sale	(458)	5,760
Change in fair value of derivatives	(23,760)	(4,921)
Loss (Gain) on foreign currency	5,867	(4,791)
Gain on sale of investment	(15,666)	(10,130)
Impairment of real estate	458	—
Other-than-temporary impairment of investment securities	401	2,052
Loan loss allowance	755	—
Depreciation and amortization	3,366	—
Earnings from unconsolidated entities	(3,746)	—
Distributions of earnings from unconsolidated entities	787	—
Changes in operating assets and liabilities:
Related party payable, net	22,093	3,369
Accrued interest receivable, less purchased interest	(4,985)	(5,924)
Other assets	(4,969)	744
Accounts payable, accrued expenses and other liabilities	30,393	10,021
Originations of loans held-for-sale, net of principal collections	(390,669)
Net proceeds from sale of loans held-for-sale	299,463	132,012
Net cash provided by operating activities	18,340	190,730
Cash Flows from Investing Activities:
Purchase of LNR, net of cash acquired	(586,383)
Purchase of investment securities	(59,476)	(479,871)
Proceeds from sales of investment securities	235,904	46
Proceeds from principal collections on investment securities	40,124	43,035
Origination and purchase of loans held-for-investment	(651,897)	(444,683)
Proceeds from principal collections on loans	140,478	434,148
Proceeds from loans sold	97,490	28,786
Acquisition and improvement of real estate	(262,315)	—
Proceeds from sale of real estate	4,095	—
Purchase of other assets	(136)	(27,766)
Purchase of non-performing loans	(132,957)	—
Proceeds from sale of non-performing loans	10,742	—
Investment in unconsolidated entities	(5,000)	—
Distribution of capital from unconsolidated entities	1,569	594
Payments for purchase or termination of derivatives	(39)	—
Proceeds from termination of derivatives	3,544	—
Return of investment basis in purchased derivative asset	1,028	1,922
Increase in restricted cash	(41,797)	—
Net cash used in investing activities	(1,205,026)	(443,789)

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(Unaudited, amounts in thousands)

	For the Six Months Ended June 30,
	2013	2012
Cash Flows from Financing Activities:
Borrowings under financing agreements	$1,614,133	$798,052
Borrowings under convertible debt offering	587,700	—
Principal repayments on borrowings	(1,473,984)	(836,181)
Payment of deferred financing costs	(8,529)	(3,452)
Proceeds from loan participation liability	95,000	—
Proceeds from common stock offering	822,368	457,321
Payment of underwriting and offering costs	(617)	(642)
Payment of dividends	(133,944)	(82,870)
Contributions from non-controlling interests	1,007	—
Distributions to non-controlling interests	(47,534)	(355)
Repayment of debt of consolidated VIEs	(81,870)	—
Distributions of cash from consolidated VIEs	2,124	—
Net cash provided by financing activities	1,375,854	331,873
Net increase in cash and cash equivalents	189,168	78,814
Cash and cash equivalents, beginning of period	177,671	114,027
Effect of exchange rate changes on cash	(52)	—
Cash and cash equivalents, end of period	$366,787	$192,841
Supplemental disclosure of cash flow information:
Cash paid for interest	$22,580	$23,535
Income taxes paid	$2,214	$689
Supplemental disclosure of non-cash investing and financing activities:
Fair value of assets acquired	$1,043,249	$—
Fair value of liabilities assumed	$557,352	$—
Dividends declared, but not yet paid	$76,900	$51,603
Consolidation of VIEs	$10,674,125	$—
Deconsolidation of VIEs	$584,460	$—
Repurchase agreements settled net with proceeds from sale of loans held-for-sale	$176,990	$—

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2013

(Unaudited)

1. Business and Organization

Starwood Property Trust, Inc. (“the Trust” together with its subsidiaries, “we” or the “Company”) is a Maryland corporation that commenced operations on August 17, 2009 upon the completion of its initial public offering (“IPO”). From our inception in 2009 through the end of the first quarter of 2013, we have been focused primarily on originating, acquiring, financing and managing commercial mortgage loans and other commercial real estate debt investments, commercial mortgage-backed securities, and other commercial real estate-related debt investments.  We have traditionally referred to the following as our target assets:

•                  Commercial real estate mortgage loans;

•                  Commercial real estate mortgage-backed securities (“CMBS”);

•                  Other commercial real estate-related debt investments;

•                  Residential mortgage-backed securities (“RMBS”); and

•                  Residential real estate owned (“REO”) and residential non-performing mortgage loans.

On April 19, 2013, we acquired the equity of certain subsidiaries of LNR Property LLC (“LNR”) for an initial agreed upon purchase price of approximately $859 million, which was reduced for transaction expenses and distributions occurring after September 30, 2012, resulting in cash consideration of approximately $730 million. Immediately prior to the acquisition, an our affiliate, acquired the remaining equity comprising LNR’s commercial property division for a purchase price of $194 million.  The portion of the LNR business acquired by us includes the following: (i) a servicing business that manages and works out problem assets, (ii) a finance business that is focused on selectively acquiring and managing real estate finance investments, including unrated, investment grade and non-investment grade rated CMBS, including subordinated interests of securitization and resecuritization transactions, and high yielding real estate loans; and (iii) a mortgage loan business which originates conduit loans for the primary purpose of selling these loans into securitization transactions. Refer to Note 3 for further discussion.

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

In connection with the LNR acquisition, we established several taxable REIT subsidiaries (“TRSs”).  TRSs permit us to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, we will continue to maintain our qualification as a REIT.

The newly established TRSs engage in various real estate related operations, including special servicing of commercial real estate, originating and securitizing commercial mortgage loans, and investing in entities which engage in real estate related operations. As of June 30, 2013, $890.7 million of the LNR assets were owned by TRS entities. Our TRSs are not consolidated for federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.

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

2. Summary of Significant Accounting Policies

Balance Sheet Presentation of LNR Variable Interest Entities

The acquisition of LNR substantially changed the presentation of our financial statements in accordance with generally accepted accounting principles (“GAAP”).  As noted above, LNR operates a finance business that acquires unrated, investment grade and non-investment grade rated CMBS.  These securities represent interests in securitization structures (commonly referred to as special purpose entities, or “SPEs”).  These SPEs are structured as pass through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders.  Under GAAP, SPEs typically qualify as variable interest entities (“VIEs”).  These are entities that, by design, either (1) lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity.

Because LNR often serves as the special servicer of the trusts in which they invest, consolidation of these structures is required pursuant to the accounting guidance outlined in detail below.  This results in an balance sheet which presents the gross assets and liabilities of the SPEs.  The assets and other instruments held by these SPEs are restricted and can only be used to fulfill the obligations of the entity.  Additionally, the obligations of the SPEs do not have any recourse to the general credit of any other consolidated entities, nor to us as the consolidator of these SPEs.

The SPE liabilities initially represent investment securities on our balance sheet (pre-consolidation).  Upon consolidation of these VIEs, our associated investment securities and any associated components of equity, such as unrealized holding gains or losses or OTTI are eliminated, as is the interest income and any impairment losses related to those securities.  Similarly, the fees we earn in our roles as special servicer of the bonds issued by the consolidated VIEs or as collateral administrator of the consolidated VIEs are also eliminated.  Finally, an allocable portion of the identified servicing intangible associated with the eliminated fee streams is eliminated in consolidation.

Please refer to the segment presentation in Note 24 for a presentation of the LNR business without consolidation of these VIEs.

Basis of Accounting and Principles of Consolidation

The accompanying condensed consolidated financial statements include our accounts and those of our consolidated subsidiaries. Our results include those of LNR for the period from April 19, 2013 (LNR acquisition date) through June 30, 2013 (the “LNR Stub Period”). Intercompany amounts have been eliminated. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flow have been included.

Refer to our Form 10-K for the fiscal year ended December 31, 2012 for a description of our recurring accounting policies.  We have included disclosure in this Note 2 regarding principles of consolidation and other accounting policies that either (i) became significant as a result of our acquisition of LNR, or (ii) became significant due to an increase in the significance of the underlying business activity.

Entities not deemed to be variable interest entities (“VIEs”) are consolidated if we own a majority of the voting securities or interests or hold the general partnership interest, except in those instances in which the minority voting interest owner or limited partner effectively participates through substantive participative rights. Substantive participative rights include the ability to select, terminate and set compensation of the investee’s management, if applicable, and the ability to participate in capital and operating decisions of the investee, including budgets, in the ordinary course of business.

We invest in entities with varying structures, many of which do not have voting securities or interests, such as general partnerships, limited partnerships, and limited liability companies. In many of these structures, control of the entity rests with the general partners or managing members, while other members hold passive interests. The general partner or managing member may hold anywhere from a relatively small percentage of the total financial interests to a majority of the financial interests. For entities not deemed to be VIEs, where we serve as the sole general partner or managing member, we are considered to have the controlling financial interest and therefore the entity is consolidated, regardless of our financial interest percentage, unless there are other limited partners or investing members that effectively participate through substantive participative rights. In those circumstances where we, as majority controlling interest owner, cannot cause the entity to take actions that are significant in the ordinary course of business, because such actions could be vetoed by the minority controlling interest owner, we do not consolidate the entity.

As noted above, the most common type of VIE is an SPE. SPEs are commonly used in securitization transactions in order to isolate certain assets and distribute the cash flows from those assets to investors. SPEs are an important part of the financial markets, including the mortgage- and asset-backed securities and commercial paper markets, as they provide market liquidity by facilitating investors’ access to specific portfolios of assets and risks. SPEs may be organized as trusts, partnerships or corporations and are typically established for a single, discrete purpose. SPEs are not typically operating entities and usually have a limited life and no employees. The basic SPE structure involves a company selling assets to the SPE; the SPE funds the purchase of those assets by issuing securities to investors. The legal documents that govern the transaction specify how the cash earned on the assets must be allocated to the SPE’s investors and other parties that have rights to those cash flows. SPEs are generally structured to insulate investors from claims on the SPE’s assets by creditors of other entities, including the creditors of the seller of the assets.

The primary beneficiary of a VIE is required to consolidate the VIE.  The primary beneficiary is the party that has both (1) the power to direct the activities of an entity that most significantly impact the VIE’s economic performance; and (2) through its interest in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could be potentially significant to the VIE.

When we consolidate entities other than SPEs, the ownership interests of any minority parties are reflected as non-controlling interests.  A non-controlling interest in a consolidated subsidiary is defined as “the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent”. Non-controlling interests are presented as a separate component of equity in the consolidated balance sheets. In addition, the presentation of net income attributes earnings to controlling and non-controlling interests.

When we consolidate SPEs, beneficial interests payable to third parties are reflected as liabilities when the interests are legally issued in the form of debt.  Investments in entities which are not consolidated are accounted for by the equity method or by the cost method if either our investment is considered to be minor or we lack significant influence over the investee.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended December 31, 2012, as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results for the full year.

Variable Interest Entities

We evaluate all of our interests in VIEs for consolidation.  When our interests are determined to be variable interests, we assess whether we are deemed to be the primary beneficiary of the VIE.  Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, defines the primary beneficiary as the party that has both (i) the power to direct the activities of the VIE that most significantly impact its economic performance, and (ii) the obligation to absorb losses and the right to receive benefits from the VIE which could be potentially significant.  We consider our variable interests as well as any variable interests of our related parties in making this determination.  Where both of these factors are present, we are deemed to be the primary beneficiary and we consolidate the VIE.  Where either one of these factors is not present, we are not the primary beneficiary and do not consolidate the VIE.

To assess whether we have the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, we consider all facts and circumstances, including our role in establishing the VIE and our ongoing rights and responsibilities.  This assessment includes first, identifying the activities that most significantly impact the VIE’s economic performance; and second, identifying which party, if any, has power over those activities. In general, the parties that make the most significant decisions affecting the VIE or have the right to unilaterally remove those decision makers are deemed to have the power to direct the activities of a VIE.

To assess whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, we consider all of our economic interests, including debt and equity investments, servicing fees, and other arrangements deemed to be variable interests in the VIE. This assessment requires that we apply judgment in determining whether these interests, in the aggregate, are considered potentially significant to the VIE. Factors considered in assessing significance include: the design of the VIE, including its capitalization structure; subordination of interests; payment priority; relative share of interests held across various classes within the VIE’s capital structure; and the reasons why the interests are held by us.

Our purchased investment securities include CMBS which are unrated and non-investment grade rated securities issued by CMBS trusts.  In certain cases, we may contract to provide special servicing activities for these CMBS trusts, or, as holder of the controlling class, we may have the right to name and remove the special servicer for these trusts.  In our role as special servicer, we provide services on defaulted loans within the trusts, such as foreclosure or work-out procedures, as permitted by the underlying contractual agreements.  In exchange for these services, we receive a fee.  These rights give us the ability to direct activities that could significantly impact the trust’s economic performance.  However, in those instances where an unrelated third party has the right to unilaterally remove us as special servicer, we do not have the power to direct activities that most significantly impact the trust’s economic performance.  We evaluated all of our positions in such investments for consolidation.

For VIEs in which we are determined to be the primary beneficiary, all of the underlying assets, liabilities and equity of the structures are recorded on our books, and the initial investment, along with any associated unrealized holding gains and losses, are eliminated in consolidation.  Similarly, the interest income earned from these structures, as well as the fees paid by these trusts to us in our capacity as special servicer, are eliminated in consolidation.  Further, an allocable portion of the identified servicing intangible asset associated with the servicing fee streams, and the corresponding allocable amortization or change in fair value of the servicing intangible asset are also eliminated in consolidation.

We perform ongoing reassessments of: 1) whether any entities previously evaluated under the majority voting interest framework have become VIEs, based on certain events, and therefore subject to the VIE consolidation framework, and 2) whether changes in the facts and circumstances regarding our involvement with a VIE causes our consolidation conclusion regarding the VIE to change.

We have elected the fair value option in measuring the assets and liabilities of any VIEs we consolidate.  Fluctuations in the fair values of the VIE assets and liabilities, along with trust interest income and trust interest and administrative expenses, are presented net in income of consolidated VIEs in our condensed consolidated statements of operations.

Segment Reporting

Prior to the acquisition of LNR, we focused primarily on originating and acquiring real estate-related debt investments and operated in one reportable segment.  As a result of the acquisition of LNR, as well as the increased significance of our single family home business, we now have the following three reportable segments:  real estate investment lending, single family residential, and LNR.  Refer to Note 24 for further discussion of our reportable segments.

Business Combinations

Under FASB ASC Topic 805, Business Combinations, the acquirer in a business combination must recognize, with certain exceptions, the fair values of assets acquired, liabilities assumed, and non-controlling interests when the acquisition constitutes a change in control of the acquired entity. As goodwill is calculated as a residual, all goodwill of the acquired business, not just the acquirer’s share, is recognized under this “full goodwill” approach.  We applied the provision of ASC 805 in our acquisition of LNR, as discussed further in Note 3.

Goodwill and Intangible Assets

Goodwill is not amortized, but rather tested for impairment annually or more frequently if events or changes in circumstances indicate potential impairment. Goodwill at June 30, 2013 represents the excess of the consideration paid in connection with the acquisition of LNR over the fair value of net assets acquired.

In testing goodwill for impairment, we follow ASC 350, Intangibles — Goodwill and Other, which permits a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill.  If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill, then no impairment is determined to exist for the reporting unit.  However, if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value including goodwill, we compare the fair value of that reporting unit with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired with the impairment loss equal to the amount by which the carrying value of the goodwill exceeds the implied fair value of that goodwill.

Our identifiable intangible assets include special servicing rights for both our domestic and European servicing operations.  The fair value measurement method has been elected for measurement of our domestic servicing asset.  Election of this method is necessary to conform to our election of the fair value option for measuring the assets and liabilities of the VIEs consolidated pursuant to ASC 810.  The amortization method has been elected for our European servicing asset.  This asset is amortized in proportion to and over the period of estimated net servicing income, and is tested for potential impairment whenever events or changes in circumstances suggest that its carrying value may not be recoverable.

For purposes of testing our European servicing intangible for impairment, we first determine whether facts and circumstances exist that would suggest the carrying value of the intangible is not recoverable.  If so, we then compare the fair value of the servicing intangible with its carrying value. The estimated fair value of the intangible is determined using discounted cash flow modeling techniques which require management to make estimates regarding future net servicing cash flows, taking into consideration historical and forecasted loan defeasance rates, delinquency rates and anticipated maturity defaults. If the carrying value of the intangible exceeds its fair value, the intangible is considered impaired and an impairment loss is recognized for the amount by which carrying value exceeds fair value.

Loans Held-For-Sale

Our legacy loans that we intend to sell or liquidate in the short-term are classified as held-for-sale and are carried at the lower of amortized cost or fair value, unless we have elected to apply the fair value option at origination or purchase. Refer to Note 21 for further disclosure regarding loan transfer activity.  The conduit business we acquired from LNR originates fixed rate commercial mortgage loans for future sale to multi-seller securitization trusts.  We periodically enter into derivative financial instruments to hedge unpredictable changes in fair value of this loan portfolio, including changes resulting from both interest rates and credit quality.  Because these derivatives are not designated, changes in their fair value are recorded in earnings.  In order to best reflect the results of the hedged loan portfolio in earnings, we have elected the fair value option for these loans.  As a result, changes in the fair value of the loans are also recorded in earnings.

Fair Value Option

The guidance in ASC 825, Financial Instruments, provides a fair value option election that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  The decision to elect the fair value option is determined on an instrument by instrument basis and must be applied to an entire instrument and is irrevocable once elected.  Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately in our consolidated balance sheets from those instruments using another accounting method.

We have elected the fair value option for eligible financial assets and liabilities of our consolidated VIEs, loans held-for-sale originated by LNR’s conduit platform, purchased CMBS issued by VIEs we could consolidate in the future and investments in marketable equity securities. The fair value elections for VIE and securitization related items were made in order to mitigate accounting mismatches between the carrying value of the instruments and the related assets and liabilities that we consolidate at fair value. The fair value elections for mortgage loans held-for-sale originated by LNR’s conduit platform were made due to the short-term nature of these instruments. The fair value elections for investments in marketable equity securities were made because the shares are listed on an exchange, which allows us to determine the fair value using a quoted price from an active market.

Fair Value

We measure our mortgage-backed securities, derivative assets and liabilities, domestic servicing rights intangible and any assets or liabilities where we have elected the fair value option at fair value. When actively quoted observable prices are not available, we either use implied pricing from similar assets and liabilities or valuation models based on net present values of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors.

As discussed above, we measure the assets and liabilities of consolidated VIEs at fair value pursuant to our election of the fair value option.  The VIEs in which we invest are “static”; that is, no reinvestment is permitted, and there is no active management of the underlying assets.  In determining the fair value of the assets and liabilities of the VIE, we maximize the use of observable inputs over unobservable inputs.  We also acknowledge that our principal market for selling CMBS assets is the securitization market where the market participant is considered to be a CMBS trust or a collateralized debt obligation (“CDO”).  This methodology results in the fair value of the assets of a static CMBS trust being equal to the fair value of its liabilities.

Residential Real Estate & Non-Performing Residential Loans

Residential Real Estate

Acquired residential real estate is evaluated to determine whether it meets the definition of a business or of an asset under GAAP. For asset acquisitions, we capitalize (1) pre-acquisition costs to the extent such costs would have been capitalized had we owned the asset when the cost was incurred, and (2) closing and other direct acquisition costs. We then allocate the total asset acquisitions cost between land, building and furniture and fixtures, based on their relative fair values, generally utilizing the relative allocation that was contained in the property tax assessment of the same or a similar property, adjusted as deemed necessary.

If, at acquisition, a property needs to be renovated before it is ready for its intended use, we commence the necessary development activities. During this development period, we capitalize all direct and indirect costs incurred in renovating the property. Once a property is ready for its intended use, expenditures for ordinary maintenance and repairs thereafter are expensed as incurred, and we capitalize expenditures that improve or extend the life of a home and for furniture, fixtures and equipment.

We begin depreciating properties to be held and used when they are ready for their intended use. We compute depreciation using the straight-line method over the estimated useful lives of the respective assets. We depreciate buildings over 30 years, and we depreciate furniture and fixtures over five years. Land is not depreciated.

Properties are classified as held for sale when they meet the applicable GAAP criteria, including that the property is being listed for sale and that it is ready to be sold in its current condition. Held for sale properties are reported at the lower of their carrying amount or estimated fair value less costs to sell.

We evaluate our properties to be held and used for indications of impairment at least quarterly, typically in connection with preparing the quarter-end financial statements. We assess impairment at the lowest level for which cash flows are available, which is on a per-property basis. If an impairment indicator exists, we compare the property’s expected future undiscounted cash flows to the carrying amount of the property. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the property, we record an impairment charge equal to the excess of the property’s carrying amount over the estimated fair value. In estimating fair value, we primarily consider the local broker price opinion, but also consider any other comparable home sales or other market data, as considered necessary.

Non-Performing Residential Loans

We have purchased pools of distressed and non-performing residential mortgage loans, which we generally seek to (1) convert into homes through the foreclosure or other resolution process that can then either be contributed to our rental portfolio or sold or, to a lesser extent, (2) modify and hold or resell at higher prices if circumstances warrant. In situations where property foreclosure is subject to an auction process and a third party submits the winning bid, we recognize the resulting gain as a gain on the sale of loans held for investment.

Our distressed and non-performing residential mortgage loans are on nonaccrual status at the time of purchase as it is probable that principal or interest is not fully collectible. Any  payments received thereafter are applied as a reduction to the remaining principal balance as long as concern exists as to the ultimate collection of amounts contractually due.

We evaluate our non-performing residential mortgage loans for impairment at least quarterly, typically in connection with preparing the quarter-end financial statements.  As our loans held for investment were non-performing when acquired, we generally look to the estimated fair value of the underlying property collateral to assess the recoverability of our investments. As described in our real estate accounting policy above, we primarily utilize the local broker price opinion, but also consider any other comparable home sales or other market data as considered necessary, in estimating a property’s fair value. If the carrying amount of a loan exceeds the estimated fair value of the underlying collateral, we will record an impairment loss for the difference between the estimated fair value of the property collateral and the carrying amount of the loan. Through June 30, 2013, no impairments have been recorded on any of our loans.

Revenue Recognition

Interest Income

Interest income on performing loans and financial instruments is accrued based on the outstanding principal amount and contractual terms of the instrument. Discounts or premiums associated with the purchase of non-performing loans and investment securities are amortized or accreted into interest income as a yield adjustment on the effective interest method, based on expected cash flows through the expected maturity date of the investment. On at least a quarterly basis, we review and, if appropriate, make adjustments to our cash flow projections. For loans and CMBS in which we expect to collect all contractual amounts due, we do not adjust the projected cash flows to reflect anticipated credit losses.

Conversely, for the majority of our RMBS, which have been purchased at a discount to par value, we do not expect to collect all amounts contractually due at the time we acquired the securities. Accordingly, we expect that a portion of the purchase discount will not be recognized as interest income, and is instead viewed as a non-accretable yield. The amount considered as non-accretable yield may change over time based on the actual performance of these securities, their underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a credit deteriorated security is more favorable than forecasted, we will generally accrete more credit discount into interest income than initially or previously expected. These adjustments are made prospectively beginning in the period subsequent to the determination that a favorable change in performance is projected. Conversely, if the performance of a credit deteriorated security is less favorable than forecasted, an other-than-temporary impairment may be taken, and the amount of discount accreted into income will generally be less than previously expected.

For loans where we have not elected the fair value option, origination fees and direct loan origination costs are also recognized in interest income over the loan term as a yield adjustment using the effective interest method. When we elected the fair value option, origination fees and direct loan costs are recorded directly in income and are not deferred.

Upon the sale of loans or securities which are not accounted for pursuant to the fair value option, the excess (or deficiency) of net proceeds over the net carrying value of such loans or securities is recognized as a realized gain (or loss).

Servicing Fees

We typically seek to be the special servicer on CMBS transactions in which we invest. When we are appointed to serve in this capacity, we earn special servicing fees from the related activities performed, which consist primarily of overseeing the workout of under-performing and non-performing loans underlying the CMBS transactions. These fees are recognized in income in the period in which the services are performed and the revenue recognition criteria have been met.

Transfers

Transfers of investment securities, mortgage loans, and investments in unconsolidated entities are accounted for as sales pursuant to the accounting guidance governing transfers and servicing of financial assets, providing that we have surrendered control over the assets and to the extent that we received consideration other than beneficial interests in the assets.  The cost of assets sold is based on the specific identification method.

We recognize sales of residential real estate when the sale has closed, title has passed, adequate initial and continuing investment by the buyer is received, possession and other attributes of ownership have been transferred to the buyer, and we are not obligated to perform significant additional activities after closing. All these conditions are typically met at or shortly after closing.

Rental Income

Rental income attributable to residential leases is recorded when due from tenants, which approximates the amount that would result from straight-lining rents over the lease term. The initial term of our residential leases is generally one year, with renewals upon consent of both parties on an annual or monthly basis.

Investments in Unconsolidated Entities

We own non-controlling equity interests in various privately-held partnerships and limited liability companies. Unless we elect the fair value option under ASC 825, we use the cost method to account for investments when we own less than 20 percent of, and do not have significant influence over, the underlying investees. We use the equity method to account for all other non-controlling interests in partnerships and limited liability companies. Cost method investments are initially recorded at cost and income is generally recorded when distributions are received. Equity method investments are initially recorded at cost and subsequently adjusted for our share of income or loss, as well as contributions made or distributions received.

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

We also own publicly traded equity securities of a company in the real estate industry. For publicly traded companies where we have virtually no influence over the activities of these companies and minimal ownership percentages the investments are classified as available-for-sale and reported at fair value in the balance sheet, with unrealized gains and losses reported as a component of other comprehensive income (loss). For publicly traded securities where we have the ability to exercise significant influence, but not control, over underlying investees, we have elected the fair value option and report the assets at fair value on the balance sheet with unrealized gains and losses reported in earnings. Dividends on our available-for-sale equity securities are recorded in the statement of operations on the record date.

Securitization/Sale and Financing Arrangements

We periodically sell our financial assets, such as commercial mortgage loans, CMBS and other assets. In connection with these transactions, we may retain or acquire senior or subordinated interests in the related assets. Gains and losses on such transactions are recognized using the guidance in ASC 860, Transfers and Servicing, which is based on a financial components approach that focuses on control. Under this approach, after a transfer of financial assets that meets the criteria for treatment as a sale—legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint, and transferred control—an entity recognizes the financial assets it retains and any liabilities it has incurred, derecognizes the financial assets it has sold, and derecognizes liabilities when extinguished. We determine the gain or loss on sale of the assets by allocating the carrying value of the sold asset between the sold asset and the interests retained based on their relative fair values, as applicable. The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the sold asset.  If the sold asset is being accounted for pursuant to the fair value option, there is no gain or loss.

Income Taxes

The Company has elected to be qualified and taxed as a REIT under the Code. The Company is subject to federal income taxation at corporate rates on its REIT taxable income, however, the Company is allowed a deduction for the amount of dividends paid to its shareholders, thereby subjecting the distributed net income of the Company to taxation at the shareholder level only. In addition, the Company is allowed several other deductions in computing its REIT taxable income, including non-cash items such as depreciation expense and certain specific reserve amounts that the Company deems to be uncollectable. The Company intends to operate in a manner consistent with and to elect to be treated as a REIT for tax purposes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods.

We recognize tax positions in the financial statements only when it is more likely than not that the position will be sustained upon examination of the relevant taxing authority, based on the technical merits of the tax position. A tax position is measured at the largest amount of benefit that will more likely than not be realized upon settlement. A liability is established for the differences between positions taken in a tax return and amounts recognized in the financial statements and no portion of the benefit is recognized in the consolidated statements of earnings. We report interest and penalties related to income tax matters as a component of income tax expense.

Foreign Currency Transactions

Our assets and liabilities denominated in foreign currencies are translated into U.S. dollars using foreign currency exchange rates at the end of the reporting period. Income and expenses are translated at the average exchange rates for each reporting period. The effects of translating the assets, liabilities and income of our foreign investments held by entities with a U.S. dollar functional currency are included in foreign currency gain (loss) in the condensed consolidated statements of operations or other comprehensive income for securities available for sale for which the fair value option has not been elected.  The effects of translating the assets, liabilities and income of our foreign investments held by entities with functional currencies other than the U.S. dollar are included in other comprehensive income. Realized foreign currency gains and losses and changes in the value of foreign currency denominated monetary assets and liabilities are included in the determination of net income and are reported as foreign currency gain (loss) in our condensed consolidated statements of operations.

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

Underwriting Commissions and Offering Costs

Underwriting and offering costs related to our equity offering activities, which consist primarily of our equity offerings in April 2013 and early October of 2012 as well as our at-the-market offering program, were $0.6 million and $0.6 million for the three and six months ended June 30, 2013, respectively and are reflected as a reduction in additional paid-in capital in the condensed consolidated statements of equity. Underwriting and offering costs were $0.6 million and $0.6 million for the three and six months ended June 30, 2012, respectively.

Use of Estimates

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

Reclassification

As a result of the LNR acquisition as well as the increased significance of our single family home segment as discussed above (also refer to Note 24), certain items in our December 31, 2012 consolidated balance sheet and condensed consolidated statements of operations for the three and six months ended June 30, 2012 as well as in our consolidated statements of cash flows for the six months ended June 30,2012, have been reclassified to conform to the current presentation. The tables below describe the reclassifications to these respective financial statements:

December 31, 2012 Consolidated Balance Sheet (amounts in thousands)

Financial Statement Caption	Amount As Previously Reported	Reclassification Adjustment		Amount as Adjusted
Mortgage-backed securities, available-for-sale, at fair value	862,587	(862,587)	(a)	—
Investment securities	—	862,587	(a)
		21,667	(b)	884,254
Other investments	221,983	(21,667)	(b)
		(167,998)	(c)
		(32,318)	(d)	—
Residential real estate	—	99,115	(c)	99,115
Non-performing residential loans	—	68,883	(c)	68,883
Investment in unconsolidated entities	—	32,318	(d)	32,318
Accounts payable, accrued expenses and other liabilities	—	21,204	(e)
		8,890	(e)	30,094
Accounts payable and accrued expenses	8,890	(8,890)	(e)	—
Other liabilities	21,204	(21,204)	(e)	—

(a)         Mortgage-backed securities, available-for-sale, at fair value are now included in “Investment securities,” which is a new caption in the June 30, 2013 balance sheet.

(b)         There were $21,667 of marketable equity securities reported within “Other investments” as of December 31, 2012, which are now classified as “Investment securities,” a new caption in the June 30, 2013 balance sheet.

(c)          Our investments in residential real estate and non-performing residential loans have increased significantly during 2013, and are now separately reported in the June 30, 2013 balance sheet.  Such amounts were classified within the “Other investments” as of December 31, 2012.

(d)         Represents investments in unconsolidated entities that were classified within “Other investments” as of December 31, 2012.  Such investments are now reported within “Investments in unconsolidated entities,” which a new caption in the June 30, 2013 balance sheet.

(e)          We have combined accounts payable, accrued expenses and other liabilities into one caption in the June 30, 2013 balance sheet.  Other liabilities were presented separately in the December 31, 2012 balance sheet.

Given the nature and significance of LNR’s operations, we removed the “Net interest margin,” subtotal from our condensed consolidated statement of operations, with interest income now included in a new  “total revenues” subtotal, and interest expense now included within the new  “Total costs and expenses” subtotal.  The tables below describe the reclassification adjustments made to specific financial statement captions.

Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2012
 (amounts in thousands)

Financial Statement Caption	Amount As Previously Reported	Reclassification Adjustment		Amount as Adjusted
Other revenues	—	114	(a)	114
Earnings from unconsolidated entities	—	1,952	(b)	1,952
Interest income from cash balances	114	(114)	(a)	—
Other income (expense)	2,302	(1,952)	(b)	350
Net gains (losses) on currency hedges	(2,882)	2,882	(c)	—
Net gains (losses) on interest rate hedges	659	(659)	(c)	—
Gain/loss on derivative financial instruments	—	(2,223)	(c)	(2,223)
Net realized foreign currency gains (losses)	8,852	(8,852)	(d)	—
Unrealized foreign currency remeasurement (losses) gains	(4,355)	4,355	(d)	—
Foreign currency gain/loss, net	—	4,497	(d)	4,497

(a)         Interest income from cash balances has been reclassified into “Other revenues,” a new caption in the income statement for the six months ended June 30, 2013.

(b)         Earnings from unconsolidated entities is now a separate caption in the income statement for the six months ended June 30, 2013, and we had previously classified such earnings of ($1,952) within “Other income (expense).”

(c)          The amounts in “Net gains (losses) on currency hedges” and “Net gains (losses) on interest rate hedges” have been reclassified into “Gain/loss on derivative financial instruments,” a new caption in the income statement.

(d)         The amounts in “net realized foreign currency gains (losses) and “Unrealized foreign currency remeasurement (losses) gains” have been reclassified into “Foreign currency gain/loss, net,” which is a new caption in the income statement for the six months ended June 30, 2013.

Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2012
 (amounts in thousands)

Financial Statement Caption	Amount As Previously Reported	Reclassification Adjustment		Amount as Adjusted
Other revenues	—	65	(a)	65
Earnings from unconsolidated entities	—	1,375	(b)	1,375
Interest income from cash balances	65	(65)	(a)	—
Other income (expense)	1,548	(1,375)	(b)	173
Net gains (losses) on currency hedges	3,375	(3,375)	(c)	—
Net gains (losses) on interest rate hedges	93	(93)	(c)	—
Gain/loss on derivative financial instruments	—	3,468	(c)	3,468
Net realized foreign currency gains (losses)	18	(18)	(d)	—
Unrealized foreign currency remeasurement (losses) gains	(3,330)	3,330	(d)	—
Foreign currency gain/loss, net	—	(3,312)	(d)	(3,312)

(a)         Interest income from cash balances has been reclassified into “Other revenues,” a new caption in the income statement for the three months ended June 30, 2013.

(b)         Earnings from unconsolidated entities is now a separate caption in the income statement for the three months ended June 30, 2013, and we had previously classified such earnings (of $1,375) within “Other income (expense).”

(c)          The amounts in “Net gains (losses) on currency hedges” and “Net gains (losses) on interest rate hedges” have been reclassified into “Gain/loss on derivative financial instruments,” a new caption in the income statement for the three months ended June 30, 2013.

(d)         The amounts in “net realized foreign currency gains (losses) and “Unrealized foreign currency remeasurement (losses) gains” have been reclassified into “Foreign currency gain/loss, net,” which is a new caption in the income statement for the three months ended June 30, 2013.

Condensed Consolidated Statements of Cash Flows for the Six Months Ended  June 30, 2012

(amounts in thousands)

Financial Statement Caption	Amount As Previously Reported	Reclassification Adjustment		Amount as Adjusted
Gain on sale of available-for-sale securities	(2,959)	2,959	(a)	—
Gain on sale of loans	(7,171)	7,171	(a)	—
Gain on sale of investments	—	(10,130)	(a)	(10,130)

Unrealized gains (losses) on interest rate hedges	(10,068)	10,068	(b)	—
Unrealized losses on currency hedges	5,147	(5,147)	(b)	—
Change in fair value of derivatives	—	(4,921)	(b)	(4,921)

Gain on foreign currency remeasurement	(9,146)	9,146	(c)	—
Unrealized foreign currency remeasurement	4,355	(4,355)	(c)	—
Gain on foreign currency	—	(4,791)	(c)	(4,791)

Purchased interest on investments	(591)	591	(d)	—
Origination and purchase of loans held for investment	(444,092)	(591)	(d)	(444,683)

Loan maturities	418,867	(418,867)	(e)	—
Loan investment principal amortization	15,281	(15,281)	(e)	—
Proceeds from principal collections on loans held for investment	—	434,148	(e)	434,148

(a)   We have combined “Gain on sale of available-for-sale securities” and “Gain on sale of loans” into “Gain on sale of investments,” a new caption in our cash flow statement for the six months ended June 30, 2013.

(b)   We have combined “Unrealized gains (losses) on interest rate hedges” and “unrealized losses on currency hedges” into “Change in fair value of derivatives,” which is new caption in our cash flow statement for the six months ended June 30, 2013.

(c)   We have combined “Gain on foreign currency remeasurement” and “Unrealized foreign currency remeasurement” into “Gain on foreign currency,” which is new caption in our cash flow statement for the six months ended June 30, 2013.

(d)   We have combined “Purchased interest on investments” and “Origination and purchase of loans held for investment” into “Origination and purchase of loans held for investment,” which is new caption in our cash flow statement for the six months ended June 30, 2013.

(e)   We have combined “Loan maturities” and “Loan investment principal amortization” into “Proceeds from principal collections on loans held for investment,” which is new caption in our cash flow statement for the six months ended June 30, 2013.

Recent Accounting Developments

As noted above, the consolidation of securitization VIEs has a significant impact to our balance sheet and income statement presentation on a GAAP basis.  Also as noted above, we measure the assets and liabilities of consolidated VIEs at fair value pursuant to our election of the fair value option.  In doing so, we maximize the use of observable inputs over unobservable inputs, which results in the fair value of the assets of a static CMBS trust, or collateralized financing entity (“CFE”), being equal to the fair value of its liabilities.

On July 19, 2013, the Financial Accounting Standards Board (“FASB”) issued an exposure draft (“ED”) related to Emerging Issues Task Force (“EITF”) Issue No. 12-G, Accounting for the Difference Between the Fair Value of Assets and Liabilities of a Consolidated Collateralized Financing Entity.  The ED attempts to address diversity in practice related to the measurement of a CFE’s assets and liabilities at fair value.  In doing so, the ED indicates that the fair value measurement of a CFE’s financial liabilities should be consistent with the fair value measurement of its financial assets.  This is consistent with our current treatment, as described above and in the “Fair Value” section herein.

However, the ED also concludes that reporting entities must use the fair value of the financial assets (and carrying value of any non-financial assets temporarily held by the CFE) to measure the financial liabilities.  This is inconsistent with the methodology we apply, which uses the fair value of the financial liabilities to measure the financial assets.  We believe the ED is inconsistent with current GAAP related to fair value, principally, the requirement to maximize the use of observable inputs over unobservable inputs. We may have difficulty complying with the provisions of this ED if enacted as currently written.

Comment letters on the ED are due by September 17, 2013.  We intend to submit a comment letter to the FASB expressing our concerns with respect to this issue.

3.  Acquisition of LNR Property LLC

As described in Note 1, on April 19, 2013, we acquired certain net assets of LNR for an initial agreed upon purchase price of $859 million, which was reduced for transaction expenses and distributions occurring after September 30, 2012, resulting in cash consideration of approximately $730 million. The transaction was accounted for as a business combination under the acquisition method of accounting as discussed in Note 2.

The following table summarizes the preliminary estimate of amounts of identified assets acquired, liabilities assumed and consideration transferred at the acquisition date, before consolidation of securitization VIEs (in thousands):

Assets acquired:
Cash and cash equivalents	$143,771
Restricted cash	24,413
Loans held-for-investment	8,015
Loans held-for-sale	256,502
Investment securities	314,471
Intangible assets — servicing rights	276,989
Investments in unconsolidated entities	97,588
Derivative assets	3,103
Interest receivable	1,315
Other assets	60,853
Total assets acquired		1,187,020

Liabilities assumed:
Accounts payable, accrued expenses and other liabilities	118,621
Secured financing agreements	438,377
Derivative liabilities	354
Total liabilities assumed		557,352
Net assets acquired		$629,668

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets acquired and liabilities assumed. This determination of goodwill is as follows (amounts in thousands):

Purchase price	$730,518
Preliminary estimate of the fair value of the net assets acquired	629,668
Goodwill	$100,850

On the acquisition date, we repaid LNR’s senior credit facility for its outstanding balance and accrued interest of $268.9 million.

Since the acquisition date and before consolidation of securitization VIEs, LNR has recognized revenues of $68.9 million and net earnings of $34.6 million which are reflected in our condensed consolidated statements of operations.  We incurred acquisition-related costs such as advisory, legal, and due diligence services of approximately $13.0 million and $17.6 million, during the three and six months ended June 30, 2013, respectively, which are included in business combination costs within our condensed consolidated statements of operations.  The pro forma revenue and net earnings of the combined entity for the three and six months ended June 30, 2013 and 2012, assuming the business combination was consummated on January 1, 2012, are as follows (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	Q2 2013	Q2 2012	YTD 2013	YTD 2012
Revenues	$167,626	$130,917	$304,320	$266,051
Net earnings	105,092	100,992	202,050	151,151

Pro forma revenues and expenses were adjusted to exclude interest expense on LNR’s senior credit facility which was repaid at the acquisition date and certain other non-recurring acquisition related costs.  We included an estimated income tax provision and management fee expense for periods prior to the acquisition date and estimated interest expense for the term loan facility discussed in Note 10.  The amounts of these adjustments are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	Q2 2013	Q2 2012	YTD 2013	YTD 2012
Net interest expense addition (deduction)	$1,736	$(1,421)	$752	$(2,969)
Non-recurring acquisition costs addition (deduction)	(114,145)	7,699	(118,645)	15,398
Income tax provision addition	6,652	10,084	13,973	12,925
Management fee expense addition	12,017	6,705	18,657	9,743

4. Restricted Cash

In connection with the LNR acquisition, we assumed a $23.1 million escrow account funded by the sellers of LNR on behalf of certain employees. The cash from this account is payable to the employees upon the occurrence of certain events, including involuntary termination without cause or the employees rendering of service through the nine month anniversary of the acquisition date.  Also in connection with the LNR acquisition, we were required to cash collateralize certain obligations of LNR, including letters of credit and performance obligations.  The Company funded $3.3 million for these obligations and our affiliate funded the remaining $6.2 million.  The full amount is in the name of a subsidiary of the Company and is therefore reflected as the Company’s restricted cash.  An offsetting payable to our affiliate of $6.2 million is recorded in related party payable in our condensed consolidated balance sheets. A summary of our restricted cash as of June 30, 2013 and December 31, 2012, is as follows (amounts in thousands):

	June 30, 2013	December 31, 2012
Funds held in escrow for employees	$19,586	$—
Cash collateral for performance obligations	9,482	—
Other	40,570	3,429
	$69,638	$3,429

5. Investment Securities

Investment securities are comprised of the following, as of June 30, 2013 and December 31, 2012, (amounts in thousands):

	June 30, 2013 Carrying Value	December 31, 2012 Carrying Value
CMBS	$312,731	$529,434
CMBS, fair value option (1)	66,002	—
RMBS	319,655	333,153
Held-to-maturity (“HTM”) Securities	37,278	—
Equity Securities	14,252	21,667
Total	$749,918	$884,254

(1)         We also had $326.1 million of CMBS where the fair value option has been elected included in variable interest entity assets, at fair value net of variable interest entity liabilities, at fair value.

During the three and six months ended June 30, 2013, purchases and sales executed, as well as the principal payments received for all investment securities, were as follows (amounts in thousands):

Three months ended June 30, 2013	Equity Securities	Held to Maturity Security	RMBS	CMBS	CMBS, fair value option
Purchases	$—	$—	$20,090	$—	$1,618
Sales/Maturities	—	—	—	—	(10,072)
Principal payments received	—	—	(15,771)	(2,627)	—

Six months ended June 30, 2013	Equity Securities	Held to Maturity Security	RMBS	CMBS	CMBS, fair value option
Purchases	$—	$37,190	$20,090	$—	$1,618
Sales/Maturities	(6,769)	—	(12,712)	(206,608)	(10,072)
Principal payments received	—	—	(32,638)	(7,484)	—

During the three and six months ended June 30, 2012, purchases and sales executed, as well as the principal payments received for all investment securities, were as follows (amounts in thousands):

Three months ended June 30, 2012	RMBS	CMBS
Purchases	$107,618	$70,480
Sales	(16,624)	—
Principal pay-downs	(17,228)	(5,707)

Six months ended June 30, 2012	RMBS	CMBS
Purchases	$107,618	$372,253
Sales	(16,624)	—
Principal pay-downs	(33,768)	(9,268)

For the three and six months ended June 30, 2012 there were no purchases, sales or principal pay-downs on Equity Securities, Held to Maturity Securities, or CMBS where the fair value option has been elected.

CMBS, Fair Value Option

As discussed in the Fair Value Option section in Note 2, we elect the fair value option for LNR’s CMBS in an effort to eliminate accounting mismatches resulting from the consolidation of securitization VIEs.  As of June 30, 2013, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, before consolidation of securitization VIEs, were $392.1 million and $2.5 billion, respectively.  These balances represent our economic interests in these assets.  However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value ($326.1 million at June 30, 2013) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option CMBS.  During the three months ended June 30, 2013, we purchased $84.1 million of CMBS for which we elected the fair value option. Due to our consolidation of securitization VIEs, the vast majority of this amount ($81.9 million) is reflected as repayment of debt of consolidated VIEs in our consolidated statements of cash flows.

As of June 30, 2013, none of our CMBS where we have elected the fair value option are variable rate. The table below summarizes various attributes of our investment in CMBS, where we have elected the fair value option, as of June 30, 2013 (amounts in thousands):

June 30, 2013	Weighted Average Coupon	Weighted Average Rating		Weighted Average Life (“WAL”) (Years)(1)
CMBS, fair value option	5.8%	C	(2)	3.1

(1)         The WAL of each security is calculated based on the period of time over which we expect to receive principal cash flows.  Expected principal cash flows are based on contractual payments net of expected losses.

(2)         Includes $37.2 million in fair value option CMBS that are not rated. The remaining $28.8 million in fair value option CMBS have a weighted average rating of CCC-.

CMBS and RMBS

The Company classified all of its CMBS and RMBS investments where the fair value option has not been elected as available-for-sale as of June 30, 2013 and December 31, 2012. Theses CMBS and RMBS are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (loss).

The tables below summarize various attributes of our investments in available-for-sale CMBS and RMBS where the fair value option has not been elected as of June 30, 2013 and December 31, 2012, (amounts in thousands):

				Unrealized Gains or (Losses) Recognized in Accumulated Other Comprehensive (Loss) Income
June 30, 2013	Purchase Amortized Cost	Credit OTTI	Recorded Amortized Cost	Non-Credit OTTI	Unrealized Gains	Unrealized Losses	Net Fair Value Adjustment	Fair Value
CMBS	$292,770	$—	$292,770	$—	$19,961	$—	$19,961	$312,731
RMBS	282,019	(10,520)	271,499	(487)	52,035	(3,392)	48,156	319,655
Total	$574,789	$(10,520)	$564,269	$(487)	$71,996	$(3,392)	$68,117	$632,386

June 30, 2013	Weighted Average Coupon(1)	Weighted Average Rating		Weighted Average Life (“WAL”) (Years)(3)
CMBS	5.3%		(2)	3.6
RMBS	1.0%	CCC		5.9

(1)         Calculated using the one-month LIBOR rate as of June 30, 2013 of 0.19465% for variable interest securities.

(2)         Includes a $209.1 million investment in senior securities that were not rated, that are secured by substantially all of the assets of a worldwide operator of hotels, resorts, and timeshare properties, and which had an estimated loan-to-value ratio as of June 30, 2013 in the range of 37%-41%. The remaining $103.6 million CMBS investment position is rated BB+.

(3)         Represents the WAL of each respective group of MBS. The WAL of each individual security is calculated as a fraction, the numerator of which is the sum of the timing (in years) of each expected future principal payment multiplied by the balance of the respective payment, and with the denominator equal to the sum of the expected principal payments using the contractually extended maturity dates of the assets. This calculation was made as of June 30, 2013. Assumptions for the calculation of the WAL are adjusted as necessary for changes in projected principal repayments and/or maturity dates of the security.

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

(3)                                 Represents the WAL of each respective group of MBS. The WAL of each individual security or loan is calculated as a fraction, the numerator of which is the sum of the timing (in years) of each expected future principal payment multiplied by the balance of the respective payment, and with a denominator equal to the sum of the expected principal payments using the contractually extended maturity dates of the assets. This calculation was made as of December 31, 2012. Assumptions for the calculation of the WAL are adjusted as necessary for changes in projected principal repayments and/or maturity dates of the security.

As of June 30, 2013, 66.9%, of our CMBS where we have not elected the fair value option are variable rate and pay interest at LIBOR plus a weighted average spread of 2.3%.  As of December 31, 2012, 79.6% of our CMBS are variable rate and paid interest at LIBOR plus a weighted average spread of 2.3%. As of June 30, 2013, approximately $278.2 million, or 87.0%, of the RMBS are variable rate and pay interest at LIBOR plus a weighted average spread of 0.37%. As of December 31, 2012, approximately $281.2 million, or 84.4%, of the RMBS were variable rate and pay interest at LIBOR plus a weighted average spread of 0.38%.  We purchased all of the RMBS at a discount that will be accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of these discounts.

The following table contains a reconciliation of aggregate principal balance to amortized cost for our CMBS and RMBS as of June 30, 2013 and December 31, 2012, excluding CMBS where we have elected the fair value option (amounts in thousands):

	June 30, 2013		December 31, 2012
	CMBS	RMBS	CMBS	RMBS
Principal balance	$299,851	$468,122	$519,575	$489,218
Accretable yield	(7,081)	(107,317)	(21,511)	(108,486)
Non-accretable difference	—	(89,306)	—	(97,605)
Total discount	(7,081)	(196,623)	(21,511)	(206,091)
Amortized cost	$292,770	$271,499	$498,064	$283,127

The principal balance of credit deteriorated RMBS was $353.9 million and $438.0 million as of June 30, 2013 and December 31, 2012, respectively. Accretable yield related to these securities totaled $80.5 million and $93.6 million, as of June 30, 2013 and December 31, 2012, respectively.

The following table discloses the changes to accretable yield and non-accretable difference for our CMBS and RMBS during the three month period ended June 30, 2013, excluding CMBS where we have elected the fair value option (amounts in thousands):

	For the three months ended June 30, 2013
	Accretable Yield		Non-Accretable Difference
	CMBS	RMBS	CMBS	RMBS
Balance as of March 31, 2013	$8,609	$98,957	$—	$96,073
Accretion of discount	(1,528)	(5,755)	—	—
Principal write-downs	—	—	—	(507)
Purchases	—	5,738	—	1,758
OTTI	—	359	—	—
Transfer to/from non-accretable difference	—	8,018	—	(8,018)
Balance as of June 30, 2013	$7,081	$107,317	$—	$89,306

The following table discloses the changes to accretable yield and non-accretable difference for our CMBS and RMBS during the six month period ended June 30, 2013, excluding CMBS where we have elected the fair value option (amounts in thousands):

	For the six months ended June 30, 2013
	Accretable Yield		Non-Accretable Difference
	CMBS	RMBS	CMBS	RMBS
Balance as of December 31, 2012	$21,511	$108,486	$—	$97,605
Accretion of discount	(4,557)	(11,906)	—	—
Principal write-downs	—	—	—	(1,003)
Purchases	—	5,738	—	1,758
Sales	(9,873)	(2,418)	—	(2,038)
OTTI	—	401	—	—
Transfer to/from non-accretable difference	—	7,016	—	(7,016)
Balance as of June 30, 2013	$7,081	$107,317	$—	$89,306

Subject to certain limitations on durations, we have allocated an amount to invest in RMBS that cannot exceed 10% of our total assets. We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.8 million and $1.4 million for the three and six months ended June 30, 2013, respectively, which has been recorded as management fees in the accompanying condensed consolidated statements of operations.  These costs for the three and six months ended June 30, 2012 were $0.4 million and $0.7 million, respectively.

The following table presents the gross unrealized losses and estimated fair value of the available-for-sale securities where (i) we have not elected the fair value option, (ii) that were in an unrealized loss position as of June 30, 2013, and (iii) for which OTTIs (full or partial) have not been recognized in earnings (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
As of June 30, 2013	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
CMBS	$—	$—	$—	$—
RMBS	46,072	1,794	(3,497)	(382)
Total	46,072	$1,794	$(3,497)	$(382)

As of June 30, 2013 there were 11 securities with unrealized losses. After evaluating each security we determined that the impairments on three of these securities, totaling $0.8 million, were other-than-temporary. Credit losses represented $0.4 million of this total, which we calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our amortized cost basis.  We further determined that the remaining security was not other-than-temporarily impaired.  We considered a number of factors in reaching this conclusion, including that we did not intend to sell any individual security, it was not considered more likely than not that we would be forced to sell any individual security prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost.  Significant judgment is required is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or impairments could be materially different from what is currently projected and/or reported.  For the three months ended June 30, 2012, our aggregate MBS credit losses (as reported in the condensed consolidated statement of operations) were $1.4 million.

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

HTM Securities

In March 2013, we originated a preferred equity interest of $37.2 million in a limited liability company that owns commercial real estate.  The preferred equity interest matures in October 2014.  Due to this mandatory redemption feature, we have classified this investment as a debt security in accordance with GAAP, and we expect to hold the investment to its maturity. The preferred equity investment is to receive a monthly return on investment at a rate of 1-Month LIBOR plus a spread of 10.0%.

Equity Securities

On December 14, 2012 we acquired 9,140,000 ordinary shares in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange, for approximately $14.7 million. We have elected to report the investment at fair value because the shares are listed on an exchange, which allows us to determine the fair value using a quoted price from an active market, and also due to potential in lags in reporting resulting from differences in the respective regulatory requirements. We have not received any distributions from SEREF, and the fair value of the investment remeasured in USD was $14.3 million as of June 30, 2013.

6. Loans

Our investments in loans held-for-investment are accounted for at amortized cost and the loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option. The following table summarizes our investments in mortgages and loans by subordination class as of June 30, 2013 and December 31, 2012 (amounts in thousands):

June 30, 2013	Carrying Value	Face Amount	Weighted Average Coupon	WAL (years)(2)
First mortgages	$1,234,304	$1,274,896	6.7%	4.0
Subordinated mortgages(1)	463,088	501,418	9.1%	4.2
Mezzanine loans	1,240,943	1,258,272	11.2%	3.4
Total loans held-for-investment	2,938,335	3,034,586
First mortgages held-for-sale, lower of cost or fair value	415,316	418,416	7.1%	2.7
First mortgages held-for-sale, fair value option elected	171,176	179,520	4.6%	9.8
Loans transferred as secured borrowings	85,641	85,977	4.7%	2.6
Total gross loans	3,610,468	3,718,499
Loan loss allowance	(2,816)	—
Total net loans	$3,607,652	$3,718,499

December 31, 2012	Carrying Value	Face Amount	Weighted Average Coupon	WAL (years)(2)
First mortgages	$1,461,666	$1,502,382	6.2%	3.8
Subordinated mortgages(1)	397,159	430,444	9.8%	4.0
Mezzanine loans	1,057,670	1,079,897	10.3%	3.6
Total loans held-for-investment	2,916,495	3,012,723
Loan transfer secured borrowings	85,901	86,337	4.7%	3.2
Total gross loans	3,002,396	3,099,060
Loan loss allowance	(2,061)	—
Total net loans	$3,000,335	$3,099,060

(1)                                 Subordinated mortgages include (i) subordinated mortgages that we retain after having sold first mortgage positions related to the same collateral, (ii) B-Notes, and (iii) subordinated loan participations.

(2)                                 Represents the WAL of each respective group of loans. The WAL of each individual loan is calculated as a fraction, the numerator of which is the sum of the timing (in years) of each expected future principal payment multiplied by the balance of the respective payment, and with a denominator equal to the sum of the expected principal payments using the contractually extended maturity dates of the assets. This calculation was made as of June 30, 2013 and December 31, 2012. Assumptions for the calculation of the WAL are adjusted as necessary for changes in projected principal repayments and/or maturity dates of the loan.

As of June 30, 2013, approximately $2.2 billion, or 62.0%, of the loans are variable rate and pay interest at LIBOR plus a weighted-average spread of 6.53%. The following table summarizes our investments in floating rate loans (amounts in thousands):

	June 30, 2013		December 31, 2012
Index	Rate	Carrying Value	Rate	Carrying Value
1 Month LIBOR	0.1947%	$343,518	0.2087%	$674,327
1 Month Citibank LIBOR(1)	0.1950%	88,614	0.1900%	93,195
3 Month Citibank LIBOR(1)	0.2900%	7,277	0.3000%	7,217
LIBOR Floor	0.25% - 2.0%	1,798,752	0.5% - 2.0%	1,143,443
Total		$2,238,161		$1,918,182

(1) The Citibank LIBOR rate is equal to the rate per annum at which deposits in United States dollars are offered by the principal office of Citibank, N.A. in London, England to prime banks in the London interbank market.

As of June 30, 2013, the risk ratings for loans subject to our rating system, which is described in our Form 10-K for the year ended December 31, 2012, and excludes loans on cost recovery method and loans for which the fair value option has been elected, by class of loan were as follows (amounts in thousands):

	Balance Sheet Classification
Risk	Loans Held-For-Investment				Loans Transferred
Rating Category	First Mortgages	Subordinated Mortgages	Mezzanine Loans	Loans Held- For-Sale	As Secured Borrowings	Total
1	$—	$—	$—	$—	$—	$—
2	38,479	2,426	350,466	—	13,067	404,438
3	1,066,679	429,292	882,159	415,316	72,574	2,866,020
4	109,698	31,370	8,318	—	—	149,386
5	11,507	—	—	—	—	11,507
Not Rated	7,941	—	—	171,176	—	179,117
	$1,234,304	$463,088	$1,240,943	$586,492	$85,641	$3,610,468

As of December 31, 2012, the risk ratings by class of loan, excluding loans where we have elected the fair value option, were as follows (amounts in thousands):

	Balance Sheet Classification
Risk	Loans Held-For-Investment				Loans Transferred
Rating Category	First Mortgages	Subordinated Mortgages	Mezzanine Loans	Loans Held- For-Sale	As Secured Borrowings	Total
1	$—	$—	$—	$—	$—	$—
2	39,734	2,434	370,671	—	13,113	425,952
3	1,350,455	363,275	679,371	—	72,788	2,465,889
4	59,970	31,450	7,628	—	—	99,048
5	11,507	—	—	—	—	11,507
	$1,461,666	$397,159	$1,057,670	$—	$85,901	$3,002,396

After completing the impairment evaluation process described in our Form 10-K for the year ended December 31, 2012, we concluded that no impairment charges were required on any individual loans held for investment as of June 30, 2013 or December 31, 2012. As of June 30, 2013, one of our loans held for investment was in default. The carrying amount of this loan was $11.5 million as of June 30, 2013. We did not record an individual impairment loss on this loan as the estimated fair value of the underlying collateral exceeds our carrying amount. However, this loan has a risk rating of “5,” and is therefore subject to a group loan loss allowance described below. Additionally, none of our held-for-sale loans where we have elected the fair value option were 90 days or more past due or on nonaccrual status.

We further considered, as of both June 30, 2013 and December 31, 2012, whether there were any loans that shared a specific characteristic(s) with other loans such that, when evaluated as a group sharing the same characteristic(s), it was probable that the loan group had incurred an impairment loss. After completing this secondary analysis, we recorded an allowance for loan losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4,” plus (ii) 5% of the aggregate carrying amount of loans rated as a “5.” These groups accounted for 4.5% and 3.7% of our loan portfolio as of June 30, 2013 and December 31, 2012, respectively:

	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012
Reserve for loan losses at beginning of year	$2,061	$—
Provision for loan losses	755	—
Charge-offs	—	—
Recoveries	—	—
Reserve for loan losses at end of period	$2,816	$—
Recorded investment in loans related to the allowance for loan loss	$160,893	$—

For the six months ended June 30, 2013, the activity in our loan portfolio was as follows (amounts in thousands):

Balance December 31, 2012	$3,000,335
Acquisition of LNR loans	264,517
Acquisitions/originations	1,044,085
Capitalized interest (1)	5,279
Basis of loans sold (2)	(573,825)
Loan maturities	(95,303)
Principal repayments	(45,293)
Discount accretion/premium amortization	14,243
Changes in fair value	458
Unrealized foreign currency remeasurement loss	(4,572)
Capitalized cost written off	(1,517)
Loan loss allowance	(755)
Balance June 30, 2013	$3,607,652

(1)         Represents accrued interest income on loans whose terms do not require current payment of interest.

(2)         See Note 12 of the condensed consolidated financial statements for additional disclosure on this transaction.

We acquired or originated $1.0 billion (face value) in loans during the six months ended June 30, 2013, which included: (1) 34 first mortgage loans originated for future securitization by LNR’s conduit platform (2) an $86.0 million first mortgage construction financing for the development of 30 luxury condominium residences and a ground floor retail space in Manhattan, New York. Of this total loan amount, $50.6 million was funded at closing; (3) an origination of a $350.0 million first mortgage and mezzanine loan for the construction of the Hudson Yards South Tower located on Manhattan’s West side with $98.9 million funded at close; and (4) an origination of a $158.5 million first mortgage and mezzanine loan, with $122.9 million funded at closing, secured by the fee interest in an 11 story office building in New York. Additionally, five loans, totaling $95.3 million, prepaid or matured during the six months ended June 30, 2013.

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

7.  Investment in Residential Real Estate

Residential real estate

During the second quarter of 2012, we began to purchase single family residential homes and non-performing residential loans. At acquisition, a significant portion of the properties were either vacant or had occupants that were not subject to a lease and/or were not paying rent to the previous owner. Upon acquisition, we began actively preparing the properties to be either rented or sold, as applicable. For the three and six months ended June 30, 2013, we incurred approximately $15.0 million and $21.6 million, respectively, in costs of preparing these properties for their intended use, and such costs were added to our investment basis.

Type	Depreciable Life	Acquisition Cost	Cost Capitalized Subsequent to Acquisition	Accumulated Depreciation	Net Book Value
Building	30 years	$96,832	$12,862	$1,571	$108,123
Land	—	25,081	—	—	25,081
Furniture & Fixtures	5 years	174	712	66	820
Development Assets (1)	—	208,474	13,442	—	221,916
		$330,561	$27,016	$1,637	$355,940

(1)         Development Assets represent residential properties that are being renovated or otherwise prepared for their intended use, which is either sale or rental. Costs incurred during the development period are capitalized.

8. Investments in Unconsolidated Entities

In connection with our acquisition of LNR, we acquired a 50% interest in a joint venture which in turn holds an equity interest in Auction.com, a privately-held entity which provides services to sellers of residential, commercial, multi-family and hospitality properties, land, and performing and non-performing notes and loan pools in an auction format.  We account for our interest in the joint venture under the equity method of accounting.  The investment was acquired at a fair value of $51.5 million, and we recognized $3.4 million in income during the LNR Stub Period, which is included in earnings from unconsolidated entities in our condensed consolidated statements of operations.

In connection with our acquisition of LNR, we acquired a 50% interest in an investment venture which invests in real estate, real estate-related income-bearing debt instruments and other forms of real estate related income bearing securities consisting of, but not limited to CMBS, B-notes, mezzanine debt and distressed debt products across Europe. The investment was acquired at a fair value of $24.4 million, and we recognized an immaterial amount of income during the LNR Stub Period.

In June 2011, we acquired a non-controlling 49% interest in a privately-held limited liability company (“LLC”) for $25.5 million, which is accounted for under the equity method. In December 2011 we sold 20% of this investment for an amount that approximated our carrying amount. The LLC owns a mezzanine loan participation, and our share of earnings for the three and six months ended June 30, 2013 was $0.7 million and $1.5 million, respectively, which is included in earnings from unconsolidated entities in our condensed consolidated statements of operations. Our share of earnings for the three and six months ended June 30, 2012 was $0.6 million and $1.2 million, respectively. As of June 30, 2013 and December 31, 2012, our cost basis was $24.0 million and $24.3 million, respectively.

Prior to 2011, we had committed $9.7 million to acquire at least a 5% interest in a privately-held limited liability company formed to acquire assets of a commercial real estate debt management and servicing business primarily for the opportunity to participate in debt opportunities arising from the venture’s special servicing business (the “Participation Right”). As of June 30, 2013, we had funded $8.0 million of our commitment. As of both June 30, 2013 and December 31, 2012, the cost basis was $8.0 million, and we recognized $1.1 million and $1.1 million of income from distributions during the three and six months ended June 30, 2013, respectively, related to this investment, which is included in earnings from unconsolidated entities in our condensed consolidated statements of operations. We recognized $0.8 million and $0.8 million income from distributions during the three and six months ended June 30, 2012, respectively, related to this investment.

9. Goodwill and Intangible Assets

Goodwill

Goodwill at June 30, 2013 represents the excess of consideration transferred over the fair value of net assets acquired on April 19, 2013, for the acquisition of LNR.  The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes an international network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets.  All goodwill is allocated to the LNR business segment.  The tax deductible component of our goodwill as of April 19, 2013 is $95.5 million and is deductible over 15 years.

Servicing Rights Intangibles

In connection with the LNR acquisition, we identified domestic and European servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts.  The table below presents information about our GAAP servicing intangibles for the LNR Stub Period (in thousands).  At June 30, 2013 the balance of the domestic servicing intangible is net of $90.6 million that is eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs.  Before VIE consolidation, the domestic servicing intangible has a balance of $250.5 million, which represents our economic interest in this asset.

Domestic servicing rights, at fair value
Fair value at April 19, 2013	$156,993
Changes in fair value due to changes in inputs and assumptions	2,898
Fair value at June 30, 2013	$159,891

European servicing rights
Carrying value at April 19, 2013 (fair value)	$32,649
Amortization	(1,876)
Foreign exchange gain	(18)
Carrying value at June 30, 2013 ($33.9 million at fair value)	$30,755

Contractually specified servicing fees for the period	$9,924

The future amortization expense for the European servicing intangible is expected to be as follows (in thousands):

2013 (remainder of)	$5,926
2014	12,127
2015	7,044
2016	4,051
2017 and thereafter	1,607
Total	$30,755

10. Secured Financing Agreements

The following table is a summary of our secured financing agreements in place as of June 30, 2013 (in thousands).  Refer to our Form 10-K for the year ended December 31, 2012 for additional information regarding our secured financing agreements:

	Facility Type	Revolver	Eligible Assets	Initial Maturity	Extended Maturity (a)	Pricing	Pledged Asset Carrying Value	Maximum Facility Size	Carrying Value
Wells Fargo II	Repurchase	Yes	Identified Loans	13-Aug (d)	15-Aug	LIBOR + 1.75% to 6%	$781,882	$550,000	$491,691
Wells Fargo III	Repurchase	Yes	Identified RMBS	(c)	N/A	LIBOR + 1.90%	$284,112	$175,000	$166,658
Wells Fargo IV	Repurchase	No	Identified Loans	14-Dec	16-Dec	LIBOR + 2.75%	$223,924	$168,454	$168,454
Goldman II	Repurchase	No	Single Borrower Secured Note	15-Aug	N/A	LIBOR + 2.90%	$209,130	$146,029	$146,029
Citibank	Repurchase	Yes	Identified Loans	14-Mar	17-Mar	LIBOR + 1.75% to 3.75%	$96,766	$125,000	$60,485
Borrowing Base	Bank Credit Facility	Yes	Identified Loans	13-Oct	16-Aug	LIBOR + 3.25% (b)	$643,679	$250,000	—
Goldman III	Repurchase	No	Single Borrower Secured Note	15-Sep	N/A	LIBOR + 3.70%	$217,165	$158,750	$156,569
Onewest Bank	Repurchase	No	Identified Loans	15-Jul	17-Jul	LIBOR + 3.00%	$124,580	$84,954	$84,954
Conduit I	Repurchase	Yes	Identified Loans	13-Sep	14-Sep	LIBOR + 2.20%	$171,176	$250,000	$134,007
Conduit II	Repurchase	Yes	Identified Loans	N/A	14-Nov	LIBOR + 2.10%	—	$150,000	—
Term Loan	Syndicated Facility	Yes	Specifically Identified Assets	20-Apr	20-Apr	LIBOR + 2.75% (b)	$1,388,536	$299,250	$298,519	(e)
								Total	$1,707,366

(a)                                      Subject to certain conditions as defined in facility agreement.

(b)                                     Subject to borrower’s option to choose alternative benchmark based rates pursuant to the terms of the credit agreement. The Term Loan is also subject to a 75 basis point floor.

(c)                                      The date that is 180 days after the buyer delivers notice to seller, subject to a maximum date of March 13, 2015.

(d)                                     Subsequent to June 30, 2013 we exercised a 1 year extension option on the Second Wells Repurchase Agreement.

(e)                                      Term loan outstanding balance is net of $731 thousand in discount amortization.

On April 19, 2013, we assumed two repurchase facilities from LNR.  The first is an agreement between Starwood Mortgage Funding I LLC (“SMF I”), an indirect wholly owned subsidiary, and Goldman Sachs Mortgage Company (the “Conduit Repurchase Agreement I”).  Conduit Repurchase Agreement I provides for funding of up to $250.0 million for the origination of commercial mortgage loans for securitization.  This facility is secured by the mortgage loans originated under this facility and accrues interest at one-month LIBOR plus a pricing margin of 2.20%.  As of June 30, 2013, $134.0 million was outstanding under this agreement and the carrying value of the pledged collateral was $171.2 million.  The Company guarantees certain of the obligations of SMF I under the agreement up to a maximum liability of 25% of the then currently outstanding repurchase price of all purchased assets.

The second agreement is between Starwood Mortgage Funding II LLC (“SMF II”), an indirect wholly owned subsidiary and Barclays Bank PLC (the “Conduit Repurchase Agreement II”). Conduit Repurchase Agreement II provides for funding of up to $150.0 million for the origination of commercial mortgage loans for securitization.  This facility is secured by the mortgage loans originated under this facility and accrues interest at one-month LIBOR plus a pricing margin of 2.10%.  As of June 30, 2013, there were no borrowings outstanding under this agreement. The Company guarantees certain of the obligations of SMF II under the agreement up to a maximum liability of 20% of the then currently outstanding repurchase price of all purchased assets.

Also on April 19, 2013, we assumed LNR’s senior credit facility.  Simultaneously with the acquisition, we repaid the outstanding balance plus accrued interest totaling $268.9 million, and entered into a new $300 million term loan facility which is rated BB+/Ba2(S&P/Moody’s). The term loan facility has a seven year term maturing in April 2020. Advances under the Term Loan Facility accrue interest at a per annum rate of one-month LIBOR plus a spread of 2.75% with a 0.75% LIBOR floor and an overall borrowing cost of 3.84% per annum. In addition, the fees to obtain the facility were $7.1 million, which are reflected as an adjustment to other assets.

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

2013 (remainder of)	$843,673
2014	238,472
2015	334,201
2016	3,000
2017 and thereafter (1)	288,751
Total	$1,708,097

(1)         Principal paydown of the Term Loan in 2020 excludes $731 thousand in discount amortization.

Secured financing maturities for 2013 primarily relate to $491.7 million of financings on the Second Wells Repurchase Agreement, $166.7 million on the Third Wells Repurchase Agreement, $33.4 million on the OneWest Bank Repurchase Agreement, and $134.0 million on the Conduit Repurchase Agreement I. Subsequent to June 30, 2013, we exercised a one year extension option under the Second Wells Repurchase Agreement. We expect to extend the term of the Conduit Repurchase Agreement I prior to maturity.

As of June 30, 2013 and December 31, 2012, we had approximately $10.2 million and $7.8 million, respectively, of capitalized financing costs, net of amortization. For the three and six months ended June 30, 2013, approximately $1.8 million and $5.0 million, respectively, of amortization was included in interest expense on our condensed consolidated statements of operations. For the three and six months ended June 30, 2012, approximately $1.3 million and $2.5 million, respectively, of amortization was included in interest expense on our condensed consolidated statements of operations.

11. Convertible Senior Notes

On February 15, 2013, we issued $600.0 million of 4.55% Convertible Senior Notes due 2018. The notes were sold to the underwriters at a discount of 2.05%, resulting in net proceeds to us of $587.7 million.  The following summarizes the unsecured convertible senior notes outstanding as of June 30, 2013 (amounts in thousands, except exchange rates):

	Principal Amount	Coupon/Stated Rate	Effective Rate (1)	Exchange Rate (2)	Maturity Date	Remaining Period of Amortization
4.55% Convertible Senior Notes	$600,000	4.55%	6.09%	35.5688	2/15/2018	4.6 years

As of June 30, 2013
Total principal	$600,000
Net unamortized discount	37,774
Total	$562,226

Conversion option basis	$28,107

(1)         Effective rate includes the effects of underwriter purchase discount and the adjustment for the conversion option, the value of which reduced the initial liability and was recorded in additional paid-in-capital.

(2)         The dividend distribution of $0.46 per share paid on July 15, 2013 to common stockholders on record as of June 28, 2013 exceeded the initial dividend threshold amount of $0.44 per share. The conversion rate was adjusted to 35.5688 for each $1,000 principal amount of notes due in 2018 using the formula per the prospectus.

ASC 470-20 requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. ASC 470-20 requires that the initial proceeds from the sale of these notes be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by the Company at such time. The Company measured the fair value of the debt components of the 4.55% convertible senior notes for the period presented based on effective interest rate of 6.09%.  As a result, the Company attributed an aggregate of approximately $28.7 million of the proceeds to the equity component of the notes, which represents the excess proceeds received over the fair value of the notes at the date of issuance. The equity component of the notes has been reflected within additional paid-in capital in the condensed consolidated balance sheets. The Company reclassified approximately $632 thousand of the convertible debt discount and deferred fees to additional paid-in capital, which represented the costs attributable to the equity components of the notes. The carrying amount of the equity component was approximately $28.1 million at June 30, 2013. The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to each debt security will increase in subsequent reporting periods through the maturity date as the notes accrete to their par value over the same period. The aggregate contractual interest expense was approximately $6.8 million and $10.1 million for the three and six months ended June 30, 2013, respectively. As a result of applying ASC 470-20, the Company reported additional non-cash interest expense of approximately $1.8 and $2.6 million for the three and six month ended June 30, 2013, respectively. The aggregate carrying amount of the debt component was approximately $562.2 million at June 30, 2013.

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

Conversion Upon Specified Corporate Events

Certain Distributions. If the Company elects to: (i) issue to all or substantially all holders of the common stock rights, options or warrants entitling them for a period of not more than 45 calendar days after the date of such issuance to subscribe for or purchase shares of the common stock, at a price per share less than the average of the last reported sale prices of the common stock for the 10 consecutive trading day period ending on the trading day immediately preceding the date of announcement of such issuance; or (ii) distribute to all or substantially all holders of the common stock the Company’s assets, debt securities or rights to purchase the Company’s securities, which distribution has a per-share value, as reasonably determined by the Board of Directors, exceeding 10% of the last reported sale price of the common stock on, and including, the trading day immediately preceding the date of announcement for such distribution, then, the Company must deliver notice of such issuance or distribution, and of the ex-dividend date for such issuance or distribution, to the holders at least 50 scheduled trading days prior to the ex-dividend date for such issuance or distribution. Holders may surrender their notes for conversion at any time during the period beginning on the 45th scheduled trading day immediately prior to the ex-dividend date for such issuance or distribution and ending on the earlier of (a) the close of business on the business day immediately preceding the ex-dividend date for such issuance or distribution or (b) its announcement that such issuance or distribution will not take place, even if the notes are not otherwise convertible at such time; provided, however, that holders may not convert their notes if the Company provides that holders shall participate, at the same time and upon the same terms as holders of the common stock, and as a result of holding the Securities, in the relevant issuance or distribution without having to convert their notes as if they held a number of shares of the common stock equal to the conversion rate in effect on the ex-dividend date for such issuance or distribution multiplied by the principal amount (expressed in thousands) of Securities held by such Holder on the ex-dividend date for such issuance or distribution.

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

12. Loan Securitization/Sale Activities

We originate commercial mortgages with the intent to sell these mortgage loans to SPEs for the purposes of securitization. These SPEs then issue CMBS that are collateralized in part by these assets, as well as other assets transferred to the SPE.  In certain instances, we retain a subordinated interest in the SPE and serve as special servicer for the SPE.  During the LNR Stub Period, we sold $451.3 million par value of loans held-for-sale from our conduit platform for their fair value of $476.3 million.  The sale proceeds were used in part to repay $177.0 million of the outstanding balance of the repurchase agreement associated with these loans.

We also originate or acquire loans and then subsequently sell a senior portion, which can be represented in various forms including first mortgages, A-Notes and senior participations.  Typically, our motivation for entering into these transactions is to effectively create leverage on the subordinated position that we will retain and hold for investment.  In May 2013, we concurrently sold senior participations in two separate B-Notes, which generated $95.0 million in aggregate proceeds.  We retained the subordinated interests and therefore accounted for the sales as secured borrowings as required by GAAP.  In addition, we sold first mortgages in May and June 2013 where we held and retained mezzanine loans.  These sales, which generated $52.9 million in total proceeds, met the criteria for treatment as a sale—legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint, and transfer of control, and resulted in immaterial gains/losses.

13. Derivatives and Hedging Activity

Risk Management Objective of Using Derivatives

We are exposed to certain risk arising from both our business operations and economic conditions. Refer to our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended December 31, 2012, for further discussion of our risk management objectives and policies.

Cash Flow Hedges of Forecasted Interest Payments

In connection with our repurchase agreements, we have entered nine outstanding interest rate swaps that have been designated as cash flow hedges of the interest rate risk associated with forecasted interest payments. As of June 30, 2013, the aggregate notional of our interest rate swaps designated as cash flow hedges of interest rate risk totaled $210.1 million.  Under these agreements, we will pay fixed monthly coupons at a fixed rates ranging from 0.557% to 2.228% of the notional amount to the counterparty and receive floating rate LIBOR. Our interest rate swaps designated as cash flow hedges of interest rate risk have maturities ranging from August 2013 to May 2021.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended June 30, 2013 and 2012 we recorded $0 as hedge ineffectiveness in earnings. During the six months ended June 30, 2013 and 2012, we recorded $0 as ineffectiveness in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the associated variable-rate debt. Over the next twelve months, we estimate that an additional $1.4 million will be reclassified as an increase to interest expense.  We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of 96 months.

Non-designated Hedges

Derivatives not designated as hedges are derivatives that do not meet the criteria for hedge accounting under GAAP or for which we have not elected to designate as hedges.  Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in gain (loss) on derivative financial instruments in the consolidated statements of operations.

During the three months ended June 30, 2013, we entered into one forward contract whereby we agree to sell an amount of EUR for agreed upon amount of USD in January 2014. This forward contract was executed to economically fix the USD amounts of EUR-denominated cash flows expected to be received by us related to a GBP-denominated loan investment.

As of June 30, 2013, we had 37 foreign exchange forward derivatives to sell GBP with a total notional amount of GBP 197.4 million, two foreign exchange forward derivatives to buy GBP with a total notional amount of GBP 64.6 million and four foreign exchange forward derivatives to sell EUR with a total notional of EUR 62.6 million that were not designated as hedges in qualifying hedging relationships.

During the quarter ended June 30, 2013, the Company closed on the acquisition of LNR.  The LNR conduit platform uses interest rate and credit index instruments to manage exposures related to commercial mortgage loans held-for-sale. As of June 30, 2013, there were 30 interest rate swaps where the Company is paying fixed rates, with maturities ranging from 3 to 10 years and a total notional amount of $160.7 million.  As of June 30, 2013, there were four credit index instruments with a total notional amount of $50.0 million.

The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of June 30, 2013 and December 31, 2012 (amounts in thousands):

Tabular Disclosure of Fair Values of Derivative Instruments

	Derivatives in an Asset Position				Derivatives in a Liability Position
	As of June 30, 2013		As of December 31, 2012		As of June 30, 2013		As of December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swaps:	Derivative Assets	$161	Derivative Assets	$—	Derivative Liabilities	$952	Derivative Liabilities	$2,571
Total derivatives designated as hedging instruments:		$161		$—		$952		$2,571
Derivatives not designated as hedging instruments
Interest rate swaps:	Derivative Assets	$7,873	Derivative Assets	$4,892	Derivative Liabilities	$1,227	Derivative Liabilities	$1,772
Foreign exchange contracts:	Derivative Assets	10,394	N/A	4,335	Derivative Liabilities	14,689	Derivative Liabilities	23,427
Credit index instruments:	Derivative Assets	2,974	N/A	—	Derivative Liabilities	—	N/A	—
Total derivatives not designated as hedging instruments:		$21,241		$9,227		$15,916		$25,199

Cash flow hedges impact for the three months ended June 30, 2013:

Derivative type for cash flow hedge	Amount of Gain recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate	$1,094	Interest Expense	$407	Interest Expense	$0

Cash flow hedges impact for the three months ended June 30, 2012:

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of gain recognized in income on derivative (ineffective portion)	Amount of gain recognized in income on derivative (ineffective portion)
Interest Rate	$1,623	Interest Expense	$664	Interest Expense	$0

Cash flow hedges impact for the six months ended June 30, 2013:

Derivative type for cash flow hedge	Amount of Gain recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate	$926	Interest Expense	$854	Interest Expense	$0

Cash flow hedges impact for the six months ended June 30, 2012:

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of gain recognized in income on derivative (ineffective portion)	Amount of gain recognized in income on derivative (ineffective portion)
Interest Rate	$2,463	Interest Expense	$1,251	Interest Expense	$0

Non-Designated derivatives impact for the three months ended June 30, 2013 and 2012:

Derivatives Not Designated	Location of Gain/(Loss) Recognized in Income on	Amount of Gain/(Loss) Recognized in Income on Derivative
as Hedging Instruments	Derivative	2013	2012
Interest Rate Swaps	Gain (loss) on derivative financial instruments	$7,552	93
Foreign Exchange Contracts	Gain (loss) on derivative financial instruments	$(1,280)	3,375
Credit Index Instruments	Gain (loss) on derivative financial instruments	$606	—

Non-Designated derivatives impact for the six months ended June 30, 2013 and 2012:

Derivatives Not Designated	Location of Gain/(Loss) Recognized in Income on	Amount of Gain/(Loss) Recognized in Income on Derivative
as Hedging Instruments	Derivative	2013	2012
Interest Rate Swaps	Gain (loss) on derivative financial instruments	$7,562	659
Foreign Exchange Contracts	Gain (loss) on derivative financial instruments	$14,764	(2,882)
Credit Index Instruments	Gain (loss) on derivative financial instruments	$606	—

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

As of June 30, 2013 the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was immaterial. As of June 30, 2013, we had posted collateral of $1.1 million related to our derivative financial instruments.

Beginning June 10, 2013, regulations promulgated under the Dodd-Frank Act mandate that the Company clear new interest rate swap transactions through a central counterparty. Transactions that are centrally cleared result in the Company facing a clearing house, rather than a swap dealer, as counterparty.  Central clearing requires the Company to post collateral in the form of initial and variation margin to the clearing house.  As of June 30, 2013, the Company had centrally cleared derivatives with a fair value of $1.4 million and has collateral posted of $1.1 million and collateral received of $2.5 million.

14. Offsetting Assets and Liabilities

In accordance with Accounting Standards Update (“ASU”) No. 2011-11 and ASU No. 2013-01, we are disclosing the following information to enable users of our financial statements to understand the potential effect of netting arrangements on our financial position for recognized assets and liabilities within the scope of these standards, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

		(ii)		(iv)
	(i)	Gross Amounts Offset in the	(iii) = (i) - (ii) Net Amounts of	Gross Amounts Not Offset in the Statement of Financial Position
As of June 30, 2013 Description	Gross Amounts of Recognized Assets	Statement of Financial Position	Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	(v) = (iii) - (iv) Net Amount
Derivatives	$21,402	$—	$21,402	$5,600	$5,827	$9,975

Total	$21,402	$—	$21,402	$5,600	$5,827	$9,975

		(ii)		(iv)
	(i)	Gross Amounts Offset in the	(iii) = (i) - (ii) Net Amounts of	Gross Amounts Not Offset in the Statement of Financial Position
As of June 30, 2013 Description	Gross Amounts of Recognized Liabilities	Statement of Financial Position	Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
Derivatives	$16,868	$—	$16,868	$5,636	$—	$11,232

Secured financing facilities (1)	1,707,366	—	1,707,366	1,707,366	—	—

Total	$1,724,234	$—	$1,724,234	$1,713,002	$—	$11,232

With regard to the repurchase agreement liabilities above, the actual fair values and carrying values (if carried at amortized cost) exceed the respective liabilities.  However, the amount required to be disclosed as offsetting collateral is limited to the repurchase agreement liability.

(1)         The fair value of assets pledged against the Company’s repurchase agreements was 3.6 billion at June 30, 2013.

		(ii)		(iv)
	(i) Gross	Gross Amounts Offset in the	(iii) = (i) - (ii) Net Amounts of	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2012 Description	Amounts of Recognized Assets	Statement of Financial Position	Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	(v) = (iii) - (iv) Net Amount
Derivatives	$9,227	$—	$9,227	$4,335	$2,989	$1,903

Total	$9,227	$—	$9,227	$4,335	$2,989	$1,903

		(ii)		(iv)
	(i) Gross	Gross Amounts Offset in the	(iii) = (i) - (ii) Net Amounts of	Gross Amounts Not Offset in the Statement of Financial Position
As of December 31, 2012 Description	Amounts of Recognized Liabilities	Statement of Financial Position	Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
Derivatives	$27,770	$—	$27,770	$4,335	$—	$23,435

Secured financing facilities (1)	1,305,812	—	1,305,812	1,305,812	—	—

Total	$1,333,582	$—	$1,333,582	$1,310,147	$—	$23,435

With regard to the repurchase agreement liabilities above, the actual fair values and carrying values (if carried at amortized cost) exceed the respective liabilities.  However, the amount required to be disclosed as offsetting collateral is limited to the repurchase agreement liability.

(1)        The fair value of assets pledged against the Company’s repurchase agreements was $2,502.9 million at December 31, 2012.

15. Variable Interest Entities

Investment Securities

As discussed in Note 2, we evaluate all of our investments and other interests in entities for consolidation, including our investments in CMBS and our retained interests in securitization transactions we initiated, all of which are generally considered to be variable interests in VIEs.

The VIEs consolidated in accordance with ASC 810 are structured as pass through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders.  The assets and other instruments held by these securitization entities are restricted and can only be used to fulfill the obligations of the entity.  Additionally, the obligations of the securitization entities do not have any recourse to the general credit of any other consolidated entities, nor to us as the primary beneficiary.  The SPE liabilities initially represent investment securities on our balance sheet (pre-consolidation).  Upon consolidation of these VIEs, our associated investment securities and any associated components of equity, such as unrealized holding gains or losses or OTTI are eliminated, as is the interest income and any impairment losses related to those securities.  Similarly, the fees we earn in our roles as special servicer of the bonds issued by the consolidated VIEs or as collateral administrator of the consolidated VIEs are also eliminated.  Finally, an allocable portion of the identified servicing intangible associated with the eliminated fee streams is eliminated in consolidation.

VIEs in which we are the Primary Beneficiary

The inclusion of the assets and liabilities of VIEs in which we are deemed the primary beneficiary has no economic effect on us.   Our exposure to the obligations of VIEs is generally limited to our investment in these entities.   We are not obligated to provide, nor have we provided, any financial support for any of these consolidated structures.

VIEs in which we are not the Primary Beneficiary

In certain instances, we hold a variable interest in a VIE in the form of CMBS, but either (i) we are not appointed, or do not serve as, special servicer or (ii) an unrelated third party has the rights to unilaterally remove us as special servicer.  In these instances, we do not have the power to direct activities that most significantly impact the trust’s economic performance.  In other cases, the variable interest we hold does not obligate us to absorb losses or provide us with the right to receive benefits from the VIE which could potentially be significant.  For these structures, we are not deemed to be the primary beneficiary of the VIE, and we do not consolidate these VIEs.

Two of our CDO structures are currently in default, which pursuant to the underlying indentures, changes the rights of the variable interest holders.  Upon default of a CDO, the trustee or senior note holders are allowed to exercise certain rights, including liquidation of the collateral, which at that time, is the activity which would most significantly impact the CDO’s economic performance.  Further, when the CDO is in default, the collateral administrator no longer has the option to purchase securities from the CDO.   In cases where the CDO is in default and we do not have the ability to exercise rights which would most significantly impact the CDO’s economic performance, we do not consolidate the VIE.  As of June 30, 2013, neither of these CDO structures was consolidated.

As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization SPEs, whether or not we are deemed to be the primary beneficiary.  As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity.  As of June 30, 2013 and December 31, 2012, our maximum risk of loss related to VIEs in which we were not the primary beneficiary was $66.0 million on a fair value basis.

The securitization SPEs which we do not consolidate have debt obligations to beneficial interest holders with unpaid principal balances of $149.0 billion.  The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.

16. Related-Party Transactions

Management Agreement

We entered into a Management Agreement with our Manager upon closing of our IPO, which provides for an initial term of three years with automatic one-year extensions thereafter unless terminated as described below. Under the Management Agreement, our Manager, subject to the oversight of our board of directors, is required to manage our day-to-day activities, for which our Manager receives a base management fee and is eligible for an incentive fee and stock awards. Our Manager is also entitled to charge us for certain expenses incurred on our behalf, as described below. Refer to our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended December 31, 2012 for further discussion of this agreement.

Base Management Fee.    For the three month periods ended June 30, 2013 and June 30, 2012 approximately $12.7 million and $8.1 million was incurred for base management fees, respectively. Management fee payable as of June 30, 2013 and December 31, 2012 was $12.7 million and $0.

Incentive Fee.  For the three months ended June 30, 2013 and June 30, 2012, $0 and $0.6 million, respectively, were incurred in incentive fees, of which $0 and $2.6 million were payable as of June 30, 2013 and June 30, 2012, respectively. During the quarter ended June 30, 2013, no incentive fee was paid to the Manager. During the quarter ended June 30, 2012, we paid the Manager $2.8 million of the incentive fee earned, 50% in cash and the remaining 50% in stock through the issuance of 70,220 shares of common stock at a price of $19.76 per share. As of June 30, 2013, there was no incentive fee payable to our Manager.

Expense Reimbursement.  For the three months ended June 30, 2013 and June 30, 2012, approximately $1.8 million and $1.3 million was incurred, respectively, for executive compensation and other reimbursable expenses of which approximately $1.5 million and $1.1 million was payable as of June 30, 2013 and December 31, 2012, respectively.

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

On April 17, 2013, we purchased two B-notes for $146.7 million from entities substantially all of whose equity was owned by an affiliate of our Manager. The B-Notes are secured by two Class-A office buildings located in Austin, Texas. On May 17, 2013, we sold senior participation interests in the B-notes to a third party, generating $95.0 million in aggregate proceeds. We retained the subordinated interests.

Related Party Arrangements Resulting from the LNR Acquisition

As discussed in Note 8, we acquired 50% of an auction-related joint venture in connection with our acquisition of LNR.  An affiliate of ours, Fund IX, owns the remaining 50% of the venture.

In connection with the LNR acquisition, all employees of LNR Property LLC became employees of the Company or our Manager.  Because certain of these employees were dedicated to LNR’s commercial property business which was acquired by Fund IX, we entered into an employee lease agreement whereby Fund IX would lease these employees from us.  During a period not to exceed one year from the acquisition date, the employees will remain employed by us, but will provide services to Fund IX.  In consideration for the services provided by the leased employees, Fund IX will pay us a full reimbursement of all costs associated with these employees, including all compensation and benefits.  There is no impact to our income statement as a result of this arrangement, as both the expense and reimbursement are netted within general and administrative expense in our condensed consolidated statements of operations.  As of June 30, 2013 we recognized a receivable from Fund IX of $3.1 million within other assets in our condensed consolidated balance sheets related to this arrangement.

In connection with the LNR acquisition, we entered into a shared services agreement with Fund IX.  The agreement allows for the provision of certain transitional and shared services to the LNR’s commercial property business acquired by Fund IX.  The services are to be provided for a period between six months and three years, and include general ledger support, human resources services such as payroll processing, and information technology support, The fees for each of these services vary depending upon the nature of the service being provided.  During the LNR Stub Period, these fees were immaterial.

In connection with the LNR acquisition, Fund IX assumed all obligations under a lease whose obligor was a subsidiary of the commercial property business.  The leased space also housed personnel dedicated to other LNR businesses, including those acquired by the Company.  As a result, we entered into a sublease with Fund IX whereby we would sublease a portion of this office space.  The sublease continues through August 2016.  During the LNR Stub Period, rent expense related to this arrangement was immaterial.

As described in Note 4, in connection with the LNR acquisition, we were required to cash collateralize certain obligations of the LNR, including letters of credit and performance obligations.  Fund IX funded $6.2 million of this obligation, but the account is within our name and is thus reflected within our restricted cash balance.  We have recognized a corresponding payable to Fund IX of $6.2 million within related party payable in our condensed consolidated balance sheets.

17. Stockholders’ Equity

The Company’s authorized capital stock consists of 100,000,000 shares of preferred stock, $0.01 par value per share, and 500,000,000 shares of common stock, $0.01 par value per share.

Our board of directors declared the following dividends in 2013 and 2012:

Ex-Dividend Date	Record Date	Announce Date	Pay Date	Amount	Frequency
6/26/13	6/28/13	5/8/13	7/15/13	$0.46	Quarterly
3/26/13	3/28/13	2/27/13	4/15/13	$0.44	Quarterly
12/27/12	12/31/12	12/13/12	1/15/13	$0.10	Special
12/17/12	12/31/12	11/6/12	1/15/13	$0.44	Quarterly
9/26/12	9/28/12	8/3/12	10/15/12	$0.44	Quarterly
6/27/12	6/29/12	5/8/12	7/13/13	$0.44	Quarterly
3/28/12	3/30/12	2/29/12	4/13/12	$0.44	Quarterly

Equity Incentive Plans

The Company currently maintains the Starwood Property Trust, Inc. Manager Equity Plan (the “Manager Equity Plan”), which provides for the grant of stock options, stock appreciation rights, restricted shares of Common stock, restricted stock units and other equity-based awards, including dividend equivalents, to the Manager. The Company also maintains the Starwood Property Trust, Inc. Equity Plan (the “Equity Plan”), which provides for the same types of equity-based awards to natural persons who provide services to the Company, including employees of the Manager. The maximum number of shares that may be made subject to awards granted under either the Manager Equity Plan or the Equity Plan, determined on a combined basis, was initially 3,112,500 shares. On March 26, 2013, the Company amended, subject to stockholder approval, the Manager Equity Plan (the “Amended Manager Equity Plan”) and the Equity Plan (the “Amended Equity Plan,” and together with the Amended Manager Equity Plan, the “Amended Plans”) to (i) increase the number of shares available under such plans for awards granted on or after January 1, 2013 to 6,000,000 shares of Common stock (ii) clarify the prohibitions on the repricing of stock options and stock appreciation rights, and (iii) remove the restriction that no more than an aggregate of 50,000 shares may be subject awards granted to the Company’s chief financial officer and/or compliance officer. On May 2, 2013, the Company’s stockholders voted to approve the Amended Plans. Additionally, we have reserved 100,000 shares of common stock for issuance under the Starwood Property Trust, Inc. Non-Executive Director Stock Plan (Non-Executive Director Stock Plan) which provides for the issuance of restricted stock, restricted stock units and other equity-based awards to non-executive directors. To date, we have only granted restricted stock and restricted stock units under the three equity incentive plans. The holders of awards of restricted stock or restricted stock units are entitled to receive dividends or “distribution equivalents,” which will be payable at such time dividends are paid on our outstanding shares of common stock.

Effective August 19, 2011, we granted each of our four independent directors an additional 2,877 shares of restricted stock, with a total fair value of approximately $200,000. The grant will vest in one annual installment on the first anniversary of the grant, subject to the director’s continued service. Effective August 19, 2012, we granted each of our four independent directors an additional 2,201 shares of restricted stock, with a total fair value of approximately $200,000. The grant will vest in one annual installment on the first anniversary of the grant, subject to the director’s continued service. For the three months ended June 30, 2013 and June 30, 2012, approximately $49 thousand and $64 thousand were included in general and administrative expense, respectively, related to the grants.

In August 2009, we granted 1,037,500 restricted stock units with a fair value of approximately $20.8 million at the grant date to our Manager under the Manager Equity Plan. The grant vested ratably in quarterly installments over three years beginning on October 1, 2009, with 86,458 shares vesting each quarter, respectively. In connection with the supplemental equity offering in December 2010, we granted 1,075,000 restricted stock units with a fair value of approximately $21.8 million at the grant date to our Manager under the Manager Equity Plan. The grant vests ratably in quarterly installments over three years beginning on March 31, 2011, with 89,583 shares vesting each quarter. In May 2012, we granted 30,000 restricted common shares to the Manager under the Manager Equity Plan. In connection with the supplemental equity offering in October 2012, we granted 875,000 restricted stock units with a fair value of approximately $19.9 million at the grant date to our Manager under the Manager Equity Plan. The grants vest ratably in quarterly installments over three years beginning on December 31, 2012, with 72,917 shares vesting each quarter. For the three months ended June 30, 2013 and June 30, 2012, approximately 162,501 and 176,041 shares have vested, respectively, and approximately $4.0 million and $3.5 million has been included in management fees related to these grants, respectively.

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

In February 2011, we granted 11,082 restricted shares with a fair value of $250 thousand to an employee under the Equity Plan. The award vests ratably in quarterly installments over three years beginning on March 31, 2011. In March 2012, we granted 17,500 restricted shares with a fair value of $368 thousand to employees under the Equity Plan. Of the total award, 12,500 restricted shares vest in quarterly installments over three years beginning on March 31, 2012 and 5,000 shares vest in annual installments over three years beginning on December 31, 2012. In March 2013, we granted 25,000 restricted shares with a fair value of $694 thousand to an employee under the Equity Plan. The award vests ratably in quarterly installments over three years beginning on March 31, 2013. As of June 30, 2013 and June 30, 2012, 4,048 and 1,965 shares have vested, respectively, and for the quarters ended June 30, 2013 and June 30, 2012, approximately $98 thousand and $51 thousand was included in general and administrative expense related to the grants, respectively.

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants to Independent Directors	Restricted Stock Grants to Employees	Restricted Stock Unit and Restricted Stock Grants to Manager	Total
Balance as of March 31, 2013	8,804	36,313	997,918	1,043,035
Granted	—	—	—	—
Vested	—	(4,048)	(162,501)	(166,549)
Forfeited	—	—	—	—
Balance as of June 30, 2013	8,804	32,265	835,417	876,486

Vesting Schedule

	Restricted Stock Grants to Independent Directors	Restricted Stock Unit Grants to Employees	Restricted Stock Unit Grants to Manager	Total
2013 (remainder of)	8,804	9,763	325,002	343,569
2014	—	14,168	291,667	305,835
2015	—	8,334	218,748	227,082
Total	8,804	32,265	835,417	876,486

18. Benefit Plans

Savings Plan

In connection with the acquisition of LNR, we assumed LNR’s obligation pursuant to the LNR Property Corporation Savings Plan (the “Savings Plan”), which allows employees to participate and make contributions to the Savings Plan. We may also make discretionary matching contributions to the Savings Plan for the benefit of employees. Participants in the plan self-direct both salary deferral and any employer discretionary matching contributions. The Savings Plan offers various investment options for participants to direct their contributions. Matching contributions to the Savings Plan are recorded as general and administrative expense in the condensed consolidated statements of operations.  During the LNR Stub Period, matching contributions to the Savings Plan were immaterial.

Long-Term Incentive Arrangements

In connection with the LNR acquisition, we also assumed long-term incentive compensation arrangements with certain employees.  These arrangements provide for fixed cash payments which vest over three to four year periods and are payable at certain dates within these periods. In connection with these incentive arrangements, compensation expense was immaterial during the LNR Stub Period.

Change in Control Retention Arrangements

In connection with the LNR acquisition, we assumed certain performance obligations under the LNR Property LLC Change in Control Bonus Plan (the “Change in Control Plan”).  The purpose of the Change in Control Plan was to provide an incentive to certain key employees upon a change in control, as defined in the plan document.  Pursuant to the plan document, cash bonus awards are payable to participants as follows: (i) 50% upon a change in control, which was paid by the sellers on April 19, 2013, and (ii) the remaining 50% on the nine-month anniversary of a change in control, or sooner if the employee is terminated without cause.  The remaining 50% totaled $23.1 million at the acquisition date and was pre-funded by the sellers into a Rabbi Trust account.  The balance of this account totaled $19.6 million at June 30, 2013 and is reflected as restricted cash on our condensed consolidated balance sheet (see Note 4).  We recognized $8.5 million in general and administrative expense during the LNR Stub Period with respect to this plan.

19. Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component for the three months ended June 30, 2013 are as follows:

	Effective Portion of Cumulative Loss on Cash Flow Hedges	Cumulative Unrealized Gain on Available-for- Sale Securities	Foreign Currency Translation	Total
Beginning balance	$(2,292)	$79,897	$(7,061)	$70,544
Other comprehensive income (loss) before reclassifications	1,094	(11,419)	18	(10,307)
Amounts reclassified from accumulated other comprehensive income	407	(359)	—	48
Net current period other comprehensive income	1,501	(11,778)	18	(10,259)
Ending balance	$(791)	$68,119	$(7,043)	$60,285

The changes in accumulated other comprehensive income by component for the six months ended June 30, 2013 are as follows:

	Effective Portion of Cumulative Loss on Cash Flow Hedges	Cumulative Unrealized Gain on Available-for- Sale Securities	Foreign Currency Translation	Total
Beginning balance	$(2,571)	$82,246	$—	$79,675
Other comprehensive income (loss) before reclassifications	926	537	(7,043)	(5,580)
Amounts reclassified from accumulated other comprehensive income	854	(14,664)	—	(13,810)
Net current period other comprehensive income	1,780	(14,127)	(7,043)	(19,390)
Ending balance	$(791)	$68,119	$(7,043)	$60,285

The reclassifications out of accumulated other comprehensive income impacted the statement of operations for the three months ended June 30, 2013 as follows:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Operations
Gains and losses on cash flow hedges
Interest rate contracts	$407	Interest expense
Total	407
Unrealized gains and losses on available for sale securities
Net realized gain/(loss) on sale of investments	—
OTTI	(359)	OTTI
Total	(359)

Total reclassifications for the period	$48

The reclassifications out of accumulated other comprehensive income impacted the statement of operations for the six months ended June 30, 2013 as follows:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Operations
Gains and losses on cash flow hedges
Interest rate contracts	$854	Interest expense
Total	854
Unrealized gains and losses on available for sale securities
Net realized gain/(loss) on sale of investments	(14,263)	Gain/loss on sale of investments, net
OTTI	(401)	OTTI
Total	(14,664)

Total reclassifications for the period	$(13,810)

20. Net Income per Share

The following table provides a reconciliation of both net income and the number of common shares used in the computation of basic and diluted income per share. We use the two-class method in calculating both basic and diluted earnings per share as our unvested restricted stock units (refer to Note 17) are participating securities as defined in GAAP (amounts in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income attributable to Starwood Property Trust, Inc.	$62,281	$44,490	$124,524	$94,649
Net income allocated to participating securities	(369)	(352)	(823)	(715)
Numerator for basic and diluted net income per share	$61,912	$44,138	$123,701	$93,934
Basic weighted average shares outstanding	162,448,117	111,291,656	149,037,405	102,262,407
Weighted average number of diluted shares outstanding(1)	163,489,322	112,183,695	150,155,776	103,234,258
Basic income per share	$0.38	$0.40	$0.83	0.92
Diluted income per share	$0.38	$0.40	$0.83	0.92

(1)         The weighted average number of diluted shares outstanding includes the impact of (i) unvested restricted stock units and restricted stock awards totaling 876,486 and 664,359 as of June 30, 2013 and June 30, 2012, respectively, and (ii) as of June 30, 2012, 53,056 shares that were estimated to be issued in connection with the incentive fee payable to the Manager for the quarter ended June 30, 2012.

21. Fair Value of Financial Instruments

GAAP establishes a hierarchy of valuation techniques based on the observability of inputs utilized in measuring financial instruments at fair values. GAAP establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The three levels of the hierarchy are described below:

Level I— Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level II— Inputs (other than quoted prices included in Level I) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level III— Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

We have implemented valuation control processes to validate the fair value of our financial instruments measured at fair value including those derived from pricing models. These control processes are designed to assure that the values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and the assumptions are reasonable. Refer to our Form 10-K for the fiscal year ended December 31, 2012 for further discussion of our valuation control process.

We determine the fair value of our assets and liabilities measured at fair value on a recurring and nonrecurring basis in accordance with the methodology described in our Form 10-K for the fiscal year ended December 31, 2012.  For those assets and liabilities acquired in connection with our acquisition of LNR and measured at fair value on a recurring or nonrecurring basis, we have determined fair value as follows:

Available-for-sale CMBS

Available-for-sale CMBS are valued utilizing both observable and unobservable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, recent trades of similar securities and the spreads used in the prior valuation. We obtain current market spread information where available and use this information in evaluating and validating the market price of all CMBS. Depending upon the significance of the fair value inputs used in determining these fair values, these securities are classified in either Level II or Level III of the fair value hierarchy.  CMBS may shift between Level II and Level III of the fair value hierarchy if the significant fair value inputs used to price the CMBS become or cease to be observable.

Derivatives

The valuation of derivative contracts are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market- based inputs, including interest rate curves, spot and market forward points and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2013, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not as significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.

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

For credit index instruments acquired in connection with our acquisition of LNR, fair value is determined based on changes in the relevant indices from the date of initiation of the instrument to the reporting date, as these changes determine the amount of any future cash settlement between us and the counterparty. These indices are considered Level II inputs as they are directly observable.  We have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our credit index instruments and have determined that any credit valuation adjustment would not be significant to the overall valuation as the counterparty to these contracts is a highly rated global financial institution. As a result, we have determined that credit index instruments are classified in Level II of the fair value hierarchy.

Loans held-for investment

The fair value of our loans held-for-investment acquired in connection with our acquisition of LNR was based on the estimated fair value of the underlying real estate, which was determined through a combination of appraisals, discounted future cash flows and market capitalization rates. Since the most significant of these inputs are unobservable, we have determined that the fair value of these loans in their entirety should be classified in Level III of the fair value hierarchy at the date of our acquisition of LNR.

Loans held-for-sale

We measure the fair value of our mortgage loans held-for-sale within LNR’s conduit platform using a discounted cash flow analysis unless observable market data (i.e. securitized pricing) is available. A discounted cash flow analysis requires management to make estimates regarding future interest rates and credit spreads. The most significant of these inputs relates to credit spreads and is unobservable. Thus, we have determined that the fair values of mortgage loans valued using a discounted cash flow analysis should be classified in Level III of the fair value hierarchy, while mortgage loans valued using securitized pricing should be classified in Level II of the fair value hierarchy. Mortgage loans classified in Level III are transferred to Level II if securitized pricing becomes available.

Intangible asset — Domestic servicing rights

The fair value of this intangible is determined using discounted cash flow modeling techniques which require management to make estimates regarding future net servicing cash flows, including forecasted loan defeasance, delinquency and anticipated maturity defaults which are calculated assuming a debt yield at which default occurs. Since the most significant of these inputs are unobservable, we have determined that the fair values of these intangibles in their entirety should be classified in Level III of the fair value hierarchy.

Intangible assets — European servicing rights

The fair value of this intangible was determined using discounted cash flow modeling techniques which require management to make estimates regarding future net servicing cash flows. Since the most significant of these inputs are unobservable, we have determined that the fair values of these intangibles in their entirety should be classified in Level III of the fair value hierarchy at the date of our acquisition of LNR.

Investments in unconsolidated entities

The fair value of these investments acquired in connection with our acquisition of LNR was determined using discounted expected future cash flows from the ventures. Since these inputs are unobservable, we have determined that the fair values of these investments should be classified in Level III of the fair value hierarchy at the date of our acquisition of LNR.

Liabilities of consolidated VIEs

We utilize several inputs and factors in determining the fair value of VIE liabilities, including future cash flows, market transaction information, ratings, subordination levels, and current market spread and pricing information where available. Quoted market prices are used when this debt trades as an asset. Depending upon the significance of the fair value inputs used in determining these fair values these liabilities are classified in either Level II or Level III of the fair value hierarchy. VIE liabilities may shift between Level II and Level III of the fair value hierarchy if the significant fair value inputs used to price the VIE liabilities become observable or cease to be observable.

Assets of consolidated VIEs

The VIEs in which we invest are “static”; that is, no reinvestment is permitted, and there is no active management of the underlying assets.  In determining the fair value of the assets of the VIE, we maximize the use of observable inputs over unobservable inputs.  We also acknowledge that our principal market for selling CMBS assets is the securitization market where the market participant is considered to be a CMBS trust or a CDO.  This methodology results in the fair value of the assets of a static CMBS trust being equal to the fair value of its liabilities.  The individual assets of a VIE are inherently incapable of precise measurement given their illiquid nature and the limitations on available information related to these assets.  Because our methodology for valuing these assets does not fair value the individual assets of a VIE, but rather uses the value of the VIE liabilities as an indicator of the fair value of VIE assets as a whole, we have determined that our valuations of VIE assets in their entirety should be classified in Level III of the fair value hierarchy.

Secured Financing Agreements

The fair value of the secured financing agreements acquired in connection with our acquisition of LNR approximates the carrying value of these instruments due to their short-term nature.

Non-controlling interests

The fair value of non-controlling interests acquired in connection with our acquisition of LNR are based on the estimated underlying fair value of equity associated with the non-wholly owned consolidated entity. This fair value is determined using a combination of the above techniques, depending upon the exact nature of the assets and liabilities of the entity. Since most of these inputs are unobservable, we have determined that the fair value of non-controlling interests at the date of our acquisition of LNR should be classified in Level III of the fair value hierarchy.

The following table presents our financial instruments carried at fair value on a recurring basis in the consolidated balance sheet as of June 30, 2013 (amounts in thousands):

	Fair Value at Reporting Date Using Inputs:
	June 30, 2013
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$171,176	$—	$—	$171,176
RMBS	319,655	—	—	319,655
CMBS	378,733	—	214,334	164,399
Domestic servicing rights	159,891	—	—	159,891
Equity Securities	14,252	14,252	—	—
Derivative assets	21,402	—	21,402	—
VIE assets	97,284,473	—	—	97,284,473
Total	$98,349,582	$14,252	$235,736	$98,099,594

Financial Liabilities:
Derivative liabilities	$16,868	$—	$16,868	$—
VIE liabilities	96,855,809	—	94,521,149	2,334,660
Total	$96,872,677	$—	$94,538,017	$2,334,660

Due to a decrease in the observable, relevant market activity for the CMBS investment we owned as of June 30, 2013, we transferred a $103.6 million CMBS investment from Level II to Level III during the three months ended June 30, 2013.

The changes in financial instruments classified as Level III are as follows for the three months ended June 30, 2013 (amounts in thousands):

	Loans Held- for-sale	RMBS	CMBS	Domestic Servicing Rights	VIE assets	VIE liabilities	Total
Beginning balance, March 31, 2013	$—	$321,043	$—	$—	$—	$—	$321,043
Acquisition of LNR	256,502	—	62,432	156,993	90,989,793	(1,994,243)	89,471,477
Total realized and unrealized (losses) gains:	—	—	18	—	—	—	18
Included in earnings:	—	—	—	—	—	—	—
Change in fair value	458		(1,187)	2,898	(3,794,641)	94,448	(3,698,024)
Impairment	—	(359)	—	—	—	—	(359)
Included in other comprehensive income	—	(11,103)	1,908	—	—	—	(9,195)
Net accretion	—	5,755	—	—	—	—	5,755
Purchases / Originations	390,669	20,090	39	—	—	—	410,798
Sales	(476,336)	—	(10,072)	—	—	—	(486,408)
Issuances	—	—	—	—	—	—	—
Cash repayments / receipts	(117)	(15,771)	—	—	—	79,735	63,847
Transfers into Level III	—	—	115,814	—	—	(489,513)	(373,699)
Transfers out of Level III	—	—	(3,499)	—	—	152,683	149,184
Consolidations of VIEs	—	—	—	—	10,674,125	(178,631)	10,495,494
Deconsolidations of VIEs	—	—	(1,054)	—	(584,804)	861	(584,997)
Ending balance, as of June 30, 2013	$171,176	$319,655	$164,399	$159,891	$97,284,473	$(2,334,660)	$95,764,934
Amount of total (losses) gains included in earnings attributable to assets still held at June 30, 2013	(8,344)	6,627	(3,430)	2,898	(3,794,641)	94,448	(3,702,442)

The changes in financial instruments classified as Level III are as follows for the six months ended June 30, 2013 (amounts in thousands):

	Loans Held- for-sale	RMBS	CMBS	Domestic Servicing Rights	VIE assets	VIE liabilities	Total
Beginning balance, December 31, 2012	$—	$333,153	$—	$—	$—	$—	$333,153
Acquisition of LNR	256,502	—	62,432	156,993	90,989,793	(1,994,243)	89,471,477
Total realized and unrealized (losses) gains:	—	2,129	18	—	—	—	2,147
Included in earnings:	—	—	—	—	—	—	—
Change in fair value	458	—	(1,187)	2,898	(3,794,641)	94,448	(3,698,024)
Impairment	—	(402)	—	—	—	—	(402)
Included in other comprehensive income	—	(1,871)	1,908	—	—	—	37
Net accretion	—	11,906	—	—	—	—	11,906
Purchases / Originations	390,669	20,090	39	—	—	—	410,798
Sales	(476,336)	(12,712)	(10,072)	—	—	—	(499,120)
Issuances	—	—	—	—	—	—	—
Cash repayments / receipts	(117)	(32,638)	—	—	—	79,735	46,980
Transfers into Level III	—	—	115,814	—	—	(489,513)	(373,699)
Transfers out of Level III	—	—	(3,499)	—	—	152,683	149,184
Consolidations of VIEs	—	—	—	—	10,674,125	(178,631)	10,495,494
Deconsolidations of VIEs	—	—	(1,054)	—	(584,804)	861	(584,997)
Ending balance, as of June 30, 2013	$171,176	$319,655	$164,399	$159,891	$97,284,473	$(2,334,660)	$95,764,934
Amount of total (losses) gains included in earnings attributable to assets still held at June 30, 2013	(8,344)	14,306	(3,430)	2,898	(3,794,641)	94,448	(3,694,763)

The following table presents our financial instruments carried at fair value on a recurring basis in the consolidated balance sheet as of December 31, 2012 (amounts in thousands):

	Fair Value at Reporting Date Using Inputs:
	December 31, 2012
	Total	Level I	Level II	Level III
Available-for-sale debt securities:
RMBS	$333,153	$—	$—	$333,153
CMBS	529,434	—	529,434	—
Total available-for-sale debt securities	862,587	—	529,434	333,153
Available-for-sale equity securities:
Real estate industry	21,667	21,667	—	—
Total available-for-sale equity securities:	21,667	21,667	—	—
Total investments	884,254	21,667	529,434	333,153
Derivative assets:
Foreign exchange contracts	$4,335	$—	$4,335	$—
Interest rate contracts	4,892	—	4,892	—
Derivatives liabilities:
Interest rate contracts	(4,343)	—	(4,343)	—
Foreign exchange contracts	(23,427)	—	(23,427)	—
Total derivatives	(18,543)	—	(18,543)	—
Total:	$865,711	$21,667	$510,891	$333,153

The changes in investments classified as Level III are as follows for the three months ended June 30, 2012 (amounts in thousands):

Fair Value Measurements Using Significant Unobservable Inputs

(Level III)

	Loans held-for-sale, at fair value	MBS available- for-sale, at fair value	Total
Beginning balance, March 31, 2012	$—	$157,186	$157,186
Purchases	—	107,619	107,619
Originations	—	—	—
Transfer out	—	—	—
Sales	—	(16,624)	(16,624)
Maturities	—	—	—
Principal amortization	—	(17,229)	(17,229)
Net decrease in assets	—	73,766	73,766
Gain (loss) amounts from Level III investments:
Unrealized (loss) gain on assets	—	(2,801)	(2,801)
Realized gain on assets	—	2,913	2,913
Accretion of discount	—	3,788	3,788
OTTI	—	(1,396)	(1,396)
Other	—	—	—
Net gain on assets	—	2,504	2,504
Ending balance, as of June 30, 2012	$—	$233,456	$233,456

The changes in investments classified as Level III are as follows for the six months ended June 30, 2012 (amounts in thousands):

Fair Value Measurements Using Significant Unobservable Inputs

(Level III)

	Loans held-for-sale, at fair value	MBS available- for-sale, at fair value	Total
Beginning balance, January 1, 2012	$128,593	$341,734	$470,327
Purchases	—	107,619	107,619
Originations	—	—	—
Transfer out	—	(176,786)	(176,786)
Sales	(132,128)	(16,624)	(148,752)
Maturities	—	—	—
Principal amortization	(122)	(33,768)	(33,890)
Net decrease in assets	(132,250)	(119,559)	(251,809)
Gain (loss) amounts from Level III investments:
Unrealized (loss) gain on assets	(5,760)	3,796	(1,964)
Realized gain on assets	9,417	2,913	12,330
Accretion of discount	—	6,624	6,624
OTTI	—	(2,052)	(2,052)
Other	—	—	—
Net gain on assets	3,657	11,281	14,938
Ending balance, as of June 30, 2012	$—	$233,456	$233,456

The following table presents the fair value of our financial instruments, which are classified as Level III, including loans transferred as secured borrowings, not carried at fair value on the condensed consolidated balance sheet (amounts in thousands):

	Carrying Value as of June 30, 2013	Fair Value as of June 30, 2013	Carrying Value as of December 31, 2012	Fair Value as of December 31, 2012
Financial instruments not carried at fair value:
Loans held-for-investment and loans transferred as secured borrowings	$3,021,160	$3,113,523	$3,000,335	$3,097,089
Loans held-for-sale	415,316	420,351	—	—
Securities, held to maturity	37,278	37,600	—	—
Non-performing residential loans	192,010	197,994	68,883	68,883
Financial Liabilities:
Secured financing agreements, loan transfer secured borrowings, and loan participation liability	$1,889,529	$1,888,825	$1,393,705	$1,397,128
Convertible senior notes	562,226	612,000	—	—

The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollar amounts in thousands):

Quantitative Information about Level III Fair Value Measurements

	Carrying Value at June 30, 2013	Valuation Technique	Unobservable Input	Range (1)
Loans held-for-sale, fair value option	$171,176	Discounted cash flow	Yield (b) Duration (c)	5.13% - 5.55% 5.0 to 10.0 years
RMBS	319,655	Discounted cash flow

Constant prepayment rate (a)
Constant default rate (b)
Loss severity (b)
Delinquency Rate (c)
Servicer Advances (a)
Annual Coupon Deterioration (b)
Putback Amount per Projected Total Collateral Loss (d)

				(0.4)%-13.3% 2.1%-13.9% 14%-85%(e) 5%-48% 9%-100% 0.2%-2% 0%-9%
CMBS and CMBS, fair value option	164,399	Discounted cash flow	Yield (b) Duration (c)	0% to 815.9% 0 to 5.7 years
Domestic servicing rights	159,891	Discounted cash flow	Debt yield (a) Discount rate (b)	8.75% 15%
VIE assets	97,284,473	Discounted cash flow	Yield (b) Duration (c)	0% to 3890% 0 to 24.1 years
VIE liabilities	(2,334,660)	Discounted cash flow	Yield (b) Duration (c)	0% to 3890% 0 to 24.1 years

(1)           The ranges of significant unobservable inputs are represented in percentages and years.

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

(e)                                  90% of the portfolio falls within a range of 40%-80%.

22.  Income Taxes

As described in Note 1, we established several TRSs to house certain operations of the LNR segment.  As a result, our income tax provision significantly increased during the current quarter. Our income tax provision consisted of the following for the three and six months ended June 30, 2013 and 2012 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Current
Federal	$9,481	$114	$9,931	$438
Foreign	570	—	570	—
State	1,534	26	1,861	101
Total current	11,585	140	12,362	539
Deferred
Federal	63	—	63	—
Foreign	(465)	—	(465)	—
State	10	—	10	—
Total deferred	(392)	—	(392)	—
Total income tax provision	$11,193	$140	$11,970	$539

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are presented net by tax jurisdiction and are reported in other assets and other liabilities, respectively.  At June 30, 2013, our U.S. tax jurisdiction was in a net deferred tax asset position, while our European tax jurisdiction was in a net deferred tax liability position. The following table presents each of these tax jurisdictions and the tax effects of temporary differences on their respective net deferred tax assets and liabilities (in thousands):

	June 30, 2013	December 31, 2012
U.S.
Deferred tax asset, net
Reserves and accruals	$7,572	$—
Domestic intangible assets	(4,106)	—
Investment securities and loans	1,119	—
Investments in unconsolidated entities	(972)	—
Deferred income	19	—
Other U.S. temporary differences	(327)	—
	3,305	—

Europe
Deferred tax liability, net		—
European servicing rights	(7,632)	—
Net operating and capital loss carryforwards	9,464	—
Valuation allowance	(9,464)	—
Other European temporary differences	202	—
	(7,430)	—
Net deferred tax assets (liabilities)	$(4,125)	$—

Based on our assessment, it is more likely than not that the deferred tax assets will be realized through future taxable income.

The following table is a reconciliation of our federal income tax determined using our statutory federal tax rate to our reported income tax provision for the three and six months ended June 30, 2013 and 2012 (dollar amounts in thousands):

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
Federal statutory tax rate	$25,938	35.0%	$15,617	35.0%	$48,409	35.0%	$33,406	35.0%
REIT and other non-taxable income	(16,008)	(21.6)%	(15,503)	(34.7)%	(37,800)	(27.3)%	(32,929)	(34.5)%
State income taxes	1,592	2.1%	26	0.0%	1,592	1.2%	62	0.1%
Federal benefit of state tax deduction	(557)	(0.7)%	—	0.0%	(557)	(0.4)%	—	0.0%
Other	228	0.3%	—	0.0%	326	0.2%	—	0.0%
Effective tax rate	$11,193	15.1%	$140	0.3%	$11,970	8.7%	$539	0.6%

23. Commitments and Contingencies

As of June 30, 2013, we had future funding commitments on 27 loans totaling $546.2 million primarily related to construction projects capital improvements, tenant improvements, and leasing commissions. Generally, funding commitments are subject to certain condition that must be met, such as minimum debt service coverage ratios or executions of new leases before advances are made to the borrower.

In connection with our acquisition of LNR, we recognized an intangible unfavorable lease liability of $15.3 million related to an operating lease for LNR’s offices in Miami Beach, Florida. This liability is included in account payable, accrued expenses and other liabilities and is being amortized over the remaining eight years of the underlying lease term. Amortization of this liability is reflected in depreciation and amortization expense in our condensed consolidated statements of operations. The liability was $14.9 million as of June 30, 2013.

Management is not aware of any other contractual obligations, legal proceedings, or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on our condensed consolidated financial statements.

24.  Segment Reporting

In its operation of the business, management, including our chief operating decision maker, the company’s Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis prior to the impact of consolidating VIEs under ASC 810. The segment information within this note is reported on that basis. We have also provided the reconciliation adjustments to the GAAP amounts which appear in the LNR VIEs column.

Prior to the acquisition of LNR, we operated in one reportable business segment.  As a result of the LNR acquisition and the expansion of our residential property business, we currently have three reportable business segments:

•                  Real estate investment lending — includes all business activities of Starwood Property Trust excluding the residential and LNR businesses, which generally represents investments in real estate related loans and securities that are held for investment.

•                  Single family residential —includes the business activities associated with our investments in single-family residential properties and non-performing single-family residential mortgage loans.

•                  LNR — includes all business activities of the acquired LNR business excluding the consolidation of securitization VIEs.

Due to the structure of our business, certain costs incurred by one segment may benefit other segments. Costs that are identifiable are allocated to the segments that benefit so that one segment is not solely burdened by this cost. Allocated costs currently include interest expense related to our term loan and management fees payable to our Manager, both of which represent shared costs. Each allocation is measured differently based on the specific facts and circumstances of the costs being allocated. As we work to integrate LNR into our legacy business, we expect future allocations to include costs relating to services performed by one segment on behalf of other segments.

We have recast certain prior period amounts within this note to conform to the way we internally managed and monitored segment performance during the current quarter. The table below presents our results of operations for the three months ended June 30, 2013 by business segment (amounts in thousands):

	Real Estate Investment Lending	Single Family Residential	LNR	Subtotal	LNR VIEs	Total
Revenues
Interest income from loans	$72,676	$—	$2,260	$74,936	$—	$74,936
Interest income from investment securities	13,638	—	11,758	25,396	(6,819)	18,577
Servicing fees	—	—	52,860	52,860	(13,725)	39,135
Other revenues	96	65	1,972	2,133	(273)	1,860
Rental income	—	2,529	—	2,529	—	2,529
Total revenues	86,410	2,594	68,850	157,854	(20,817)	137,037

Costs and expenses:
Management fees	13,842	3,192	2,274	19,308	18	19,326
Interest expense	19,941	1,300	2,707	23,948	—	23,948
General and administrative	3,615	994	40,573	45,182	147	45,329
Business combination costs	12,982	—	—	12,982	—	12,982
Acquisition and investment pursuit costs	963	1,684	391	3,038	—	3,038
Residential segment, other operating costs	—	1,997	—	1,997	—	1,997
Depreciation and amortization	—	715	2,228	2,943	—	2,943
Loan loss allowance	725	—	—	725	—	725
Other expense	58	—	138	196	—	196
Total costs and expenses	52,126	9,882	48,311	110,319	165	110,484
Income before other income (expense), income taxes and non-controlling interests	34,284	(7,288)	20,539	47,535	(20,982)	26,553

Other income
Income of consolidated VIEs, net	—	—	—	—	31,949	31,949
Change in fair value of servicing rights	—	—	6,114	6,114	(3,216)	2,898
Change in fair value of investment securities	(331)	—	6,388	6,057	(7,449)	(1,392)
Change in fair value of mortgage loans held-for-sale	—	—	458	458	—	458
Earnings from unconsolidated entities	1,851	—	3,942	5,793	(196)	5,597
Gain/loss on sale of investments	(18)	1,068	—	1,050	—	1,050
Gain/loss on derivative financial instruments	(2,001)	—	8,159	6,158	—	6,158
Foreign currency gain/loss, net	1,647	—	(67)	1,580	—	1,580
OTTI	(359)	—	—	(359)	—	(359)
Other income	—	—	39	39	—	39
Total other income	789	1,068	25,033	26,890	21,088	47,978

Income before income taxes	35,073	(6,220)	45,572	74,425	106	74,531
Income tax provision	411	(150)	10,932	11,193	—	11,193
Net Income	34,662	(6,070)	34,640	63,232	106	63,338
Net income attributable to non-controlling interests	961	(10)	—	951	106	1,057
Net income attributable to Starwood Property Trust, Inc.	$33,701	$(6,060)	$34,640	$62,281	$—	$62,281

The table below presents our results of operations for the three months ended June 30, 2012 by business segment (amounts in thousands):

	Real Estate Investment Lending	Single Family Residential	Total
Revenues
Interest income from loans	$53,740	$—	$53,740
Interest income from investment securities	15,144	—	15,144
Servicing fees	—	—	—
Other revenues	65	—	65
Rental income	—	—	—
Total revenues	68,949	—	68,949

Costs and expenses:
Management fees	12,796	51	12,847
Interest expense	10,463	—	10,463
General and administrative	2,731	—	2,731
Acquisition and investment pursuit costs	709	545	1,254
Depreciation and amortization	—	—	—
Loan loss allowance	—	—	—
Other expense	—	—	—
Total costs and expenses	26,699	596	27,295

Income before other income (expense), income taxes and non-controlling interests	42,250	(596)	41,654
Other income
Income of consolidated VIEs, net	—	—	—
Change in fair value of servicing rights	—	—	—
Change in fair value of investment securities	—	—	—
Change in fair value of mortgage loans held-for-sale	—	—	—
Earnings from unconsolidated entities	1,375	—	1,375
Gain/loss on sale of investments	2,797	—	2,797
Gain/loss on derivative financial instruments	3,468	—	3,468
Foreign currency gain/loss, net	(3,312)	—	(3,312)
OTTI	(1,396)	—	(1,396)
Other income	173	—	173
Total other income	3,105	—	3,105

Income before income taxes	45,355	(596)	44,759
Income tax provision	140	—	140
Net Income	45,215	(596)	44,619
Net income attributable to non-controlling interests	129	—	129
Net income attributable to Starwood Property Trust, Inc.	$45,086	$(596)	$44,490

The table below presents our results of operations for the six months ended June 30, 2013 by business segment (amounts in thousands):

	Real Estate Investment Lending	Single Family Residential	LNR	Subtotal	LNR VIEs	Total
Revenues
Interest income from loans	$140,366	$—	$2,260	$142,626	$—	$142,626
Interest income from investment securities	29,878	—	11,758	41,636	(6,819)	34,817
Servicing fees	—	—	52,860	52,860	(13,725)	39,135
Other revenues	175	105	1,972	2,252	(273)	1,979
Rental income	—	3,653	—	3,653	—	3,653
Total revenues	170,419	3,758	68,850	243,027	(20,817)	222,210

Costs and expenses:
Management fees	28,923	3,661	2,274	34,858	18	34,876
Interest expense	36,928	1,300	2,707	40,935	—	40,935
General and administrative	7,653	1,061	40,573	49,287	147	49,434
Business combination costs	17,616	—	—	17,616	—	17,616
Acquisition and investment pursuit costs	1,045	2,560	391	3,996	—	3,996
Residential segment, other operating costs	—	3,485	—	3,485	—	3,485
Depreciation and amortization	—	1,428	2,228	3,656	—	3,656
Loan loss allowance	755	—	—	755	—	755
Other expense	91	—	138	229	—	229
Total costs and expenses	93,011	13,495	48,311	154,817	165	154,982

Income before other income (expense), income taxes and non-controlling interests	77,408	(9,737)	20,539	88,210	(20,982)	67,228
Other income
Income of consolidated VIEs, net	—	—	—	—	31,949	31,949
Change in fair value of servicing rights	—	—	6,114	6,114	(3,216)	2,898
Change in fair value of investment securities	74	—	6,388	6,462	(7,449)	(987)
Change in fair value of mortgage loans held-for-sale	—	—	458	458	—	458
Earnings from unconsolidated entities	2,592	—	3,942	6,534	(196)	6,338
Gain/loss on sale of investments	13,506	1,403	—	14,909	—	14,909
Gain/loss on derivative financial instruments	14,227	—	8,159	22,386	—	22,386
Foreign currency gain/loss, net	(6,018)	—	(67)	(6,085)	—	(6,085)
OTTI	(401)	—	—	(401)	—	(401)
Other income	—	—	39	39	—	39
Total other income	23,980	1,403	25,033	50,416	21,088	71,504

Income before income taxes	101,388	(8,334)	45,572	138,626	106	138,732
Income tax provision	1,026	12	10,932	11,970	—	11,970
Net Income	100,362	(8,346)	34,640	126,656	106	126,762
Net income attributable to non-controlling interests	2,148	(16)	—	2,132	106	2,238
Net income attributable to Starwood Property Trust, Inc.	$98,214	$(8,330)	$34,640	$124,524	$—	$124,524

The table below presents our results of operations for the six months ended June 30, 2012 by business segment (amounts in thousands):

	Real Estate Investment Lending	Single Family Residential	Total
Revenues
Interest income from loans	$122,817	$—	$122,817
Interest income from investment securities	23,819	—	23,819
Servicing fees	—	—	—
Other revenues	114	—	114
Rental income	—	—	—
Total revenues	146,750	—	146,750

Costs and expenses:
Management fees	27,963	51	28,014
Interest expense	22,315	—	22,315
General and administrative	5,754	—	5,754
Acquisition and investment pursuit costs	1,567	548	2,115
Depreciation and amortization	—	—	—
Loan loss allowance	—	—	—
Other expense	—	—	—
Total costs and expenses	57,599	599	58,198

Income before other income (expense), income taxes and non-controlling interests	89,151	(599)	88,552
Other income
Income of consolidated VIEs, net	—	—	—
Change in fair value of servicing rights	—	—	—
Change in fair value of investment securities	—	—	—
Change in fair value of mortgage loans held-for-sale	(5,760)	—	(5,760)
Earnings from unconsolidated entities	1,952	—	1,952
Gain/loss on sale of investments	10,130	—	10,130
Gain/loss on derivative financial instruments	(2,223)	—	(2,223)
Foreign currency gain/loss, net	4,497	—	4,497
OTTI	(2,052)	—	(2,052)
Other income	350	—	350
Total other income	6,894	—	6,894

Income before income taxes	96,045	(599)	95,446
Income tax provision	539	—	539
Net Income	95,506	(599)	94,907
Net income attributable to non-controlling interests	258	—	258
Net income attributable to Starwood Property Trust, Inc.	$95,248	$(599)	$94,649

The table below presents our condensed consolidated balance sheet as of June 30, 2013 by business segment (amounts in thousands):

	Real Estate Investment Lending	Single Family Residential	LNR	Subtotal	LNR VIEs	Total
Assets:
Cash and cash equivalents	$208,571	$23,782	$134,109	$366,462	$325	$366,787
Restricted cash	36,882	1,148	31,608	69,638	—	69,638
Loans held-for-investment, net	2,927,578	—	7,941	2,935,519	—	2,935,519
Loans held-for-sale	415,316	—	171,176	586,492	—	586,492
Loans transferred as secured borrowings	85,641	—	—	85,641	—	85,641
Investment securities	683,916	—	392,130	1,076,046	(326,128)	749,918
Intangible assets — servicing rights	—	—	281,232	281,232	(90,586)	190,646
Investment in residential real estate	—	355,940	—	355,940	—	355,940
Investment in non-performing residential loans	—	192,010	—	192,010	—	192,010
Investments in unconsolidated entities	32,014	—	104,561	136,575	(3,142)	133,433
Goodwill	—	—	100,850	100,850	—	100,850
Derivative assets	14,182	—	7,220	21,402	—	21,402
Accrued interest receivable	24,063	—	1,441	25,504	—	25,504
Other assets	18,675	14,553	54,498	87,726	(583)	87,143
Variable interest entity assets, at fair value	—	—	—	—	97,284,473	97,284,473
Total Assets	$4,446,838	$587,433	$1,286,766	$6,321,037	$96,864,359	$103,185,396
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$55,435	$5,976	$113,540	$174,951	$167	$175,118
Related-party payable	14,409	—	6,204	20,613	—	20,613
Dividends payable	76,900	—	—	76,900	—	76,900
Derivative liabilities	16,832	—	36	16,868	—	16,868
Secured financing agreements, net	1,573,359	—	134,007	1,707,366	—	1,707,366
Convertible senior notes, net	562,226	—	––	562,226	—	562,226
Loan transfer secured borrowings	87,163	—	—	87,163	—	87,163
Loan participation liability	95,000	—	—	95,000	—	95,000
Variable interest entity liabilities, at fair value	—	—	—	—	96,855,809	96,855,809
Total Liabilities	2,481,324	5,976	253,787	2,741,087	96,855,976	99,597,063
Commitments and contingencies
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock	—	—	—	—	—	—
Common stock	1,670	—	—	1,670	—	1,670
Additional paid-in capital	1,919,882	587,475	1,072,739	3,580,096	—	3,580,096
Treasury stock	(10,642)	—	—	(10,642)	—	(10,642)
Accumulated other comprehensive income	60,282	—	3	60,285	—	60,285
Accumulated deficit	(37,642)	(7,518)	(39,763)	(84,923)	—	(84,923)
Total Starwood Property Trust, Inc. Stockholders’ Equity	1,933,550	579,957	1,032,979	3,546,486	—	3,546,486
Non-controlling interests in consolidated subsidiaries	31,964	1,500	—	33,464	8,383	41,847
Total Equity	1,965,514	581,457	1,032,979	3,579,950	8,383	3,588,333
Total Liabilities and Equity	$4,446,838	$587,433	$1,286,766	$6,321,037	$96,864,359	$103,185,396

The table below presents our condensed consolidated balance sheet as of December 31, 2012 by business segment (amounts in thousands):

	Real Estate Investment Lending	Single Family Residential	Total
Assets:
Cash and cash equivalents	$169,427	$8,244	$177,671
Restricted cash	3,298	131	3,429
Loans held-for-investment, net	2,914,434	—	2,914,434
Loans held-for-sale	—	—	—
Loans transferred as secured borrowings	85,901	—	85,901
Investment securities	884,254	—	884,254
Intangible assets — servicing rights	—	—	—
Investment in residential real estate	—	99,115	99,115
Investment in non-performing residential loans	—	68,883	68,883
Investments in unconsolidated entities	32,318	—	32,318
Goodwill	—	—	—
Derivative assets	9,227	—	9,227
Accrued interest receivable	24,120	—	24,120
Other assets	19,299	5,722	25,021
Variable interest entity assets, at fair value	—	—	—
Total Assets	$4,142,278	$182,095	$4,324,373
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$28,987	1,107	30,094
Related-party payable	1,803	—	1,803
Dividends payable	73,796	—	73,796
Derivative liabilities	27,770	—	27,770
Secured financing agreements, net	1,305,812	—	1,305,812
Convertible senior notes, net	—	—	—
Loan transfer secured borrowings	87,893	—	87,893
Variable interest entity liabilities, at fair value	—	—	—
Total Liabilities	1,526,061	1,107	1,527,168
Commitments and contingencies	—	—	—
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock	—	—	—
Common stock	1,361	—	1,361
Additional paid-in capital	2,538,860	182,493	2,721,353
Treasury stock	(10,642)	—	(10,642)
Accumulated other comprehensive income	79,675	—	79,675
Accumulated deficit	(70,396)	(2,005)	(72,401)
Total Starwood Property Trust, Inc. Stockholders’ Equity	2,538,858	180,488	2,719,346
Non-controlling interests in consolidated subsidiaries	77,359	500	77,859
Total Equity	2,616,217	180,988	2,797,205
Total Liabilities and Equity	$4,142,278	$182,095	$4,324,373

25. Subsequent Events

On June 27, 2013, we committed to the underwritten sale of $400.0 million in aggregate principal amount of our 4.0% Convertible Senior Notes due 2019 (the “Notes”) for total gross proceeds of $400.0 million. The underwriters had a 30-day option to purchase up to an additional $60.0 million in aggregate principal amount of the Notes, which they exercised. The notes were sold to the underwriters at a discount of 2.125% resulting in net proceeds to us of $450.2 million. The transactions closed on July 3, 2013. The Notes are our senior unsecured obligations and will rank equally with all of our present and future senior unsecured debt and senior to any future subordinated debt.  The Notes pay interest semiannually at a rate of 4.0% per annum and will mature on January 15, 2019. The Notes will have an initial conversion rate of 37.9896 per $1,000 principal amount of the Notes (equivalent to a conversion price of approximately $26.32 per share of common stock and a conversion premium of approximately 10% based on the closing share price of $23.93 per share of the Company’s common stock on June 27, 2013). The initial conversion rate is subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest. Prior to July 15, 2018, the Notes will be convertible only upon certain circumstances and during certain periods, and thereafter will be convertible at any time prior to the close of business on the second scheduled trading day prior to maturity. Upon conversion, holders will receive cash, shares of the Company’s common stock or a combination thereof at the Company’s election.

On July 9, 2013, we originated a $275.0 million first mortgage loan secured by the leasehold interest on the Four Seasons Resort Hualalai, located in Hawaii.  Approximately $225.0 million was funded at closing.

On July 15, 2013, we originated a $40.0 million first mortgage loan secured by an 18-story Class B/B+ office building located in Orange County, CA.

On July 16, 2013, we recapitalized an existing loan into a $140.0 million first mortgage loan secured by an office building located in San Francisco.  Approximately $115.0 million was funded at closing.

On July 25, 2013, we modified an existing loan secured by an existing portfolio of 123 budget hotels into a $142.5 million pari passu first mortgage. On July 30, 2013 we entered into an agreement to sell $100 million A-Notes of the pari passu loan into a securitization for gross proceeds of $99.9 million, scheduled to settle on August 8, 2013.

On July 30, 2013, we sold an $83.6 million first mortgage loan secured by Class B office space located in Midtown Manhattan.  We retained a mezzanine position in the loan.

On August 6, 2013, our board of directors declared a dividend of $0.46 per share for the third quarter of 2013, which is payable on October 15, 2013 to common stockholders of record as of September 30, 2013.

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

Overview

Starwood Property Trust, Inc. (“the Trust” together with its subsidiaries, “we” or the “Company”) is a Maryland corporation that commenced operations on August 17, 2009 upon the completion of its IPO. From our inception in 2009 through the end of the first quarter of 2013, we have been focused primarily on originating, acquiring, financing and managing commercial mortgage loans and other commercial real estate debt investments, commercial mortgage-backed securities, and other commercial real estate-related debt investments.  We have traditionally referred to the following as our target assets:

•                  Commercial real estate mortgage loans;

•                  Commercial real estate mortgage-backed securities;

•                  Other commercial real estate-related debt investments;

•                  Residential mortgage-backed securities; and

•                  Residential real estate owned and residential non-performing mortgage loans.

On April 19, 2013, we acquired the equity of certain subsidiaries of LNR for an initial agreed upon purchase price of approximately $859 million, which was reduced for transaction expenses and distributions occurring after September 30, 2012, resulting in cash consideration of approximately $730 million. Immediately prior to the acquisition, an affiliate of ours acquired the remaining equity comprising LNR’s commercial property division for a purchase price of $194 million.  The portion of the LNR business acquired by us includes the following: (i) a servicing business that manages  and works out problem assets, (ii) a finance business that is focused on selectively acquiring and managing real estate finance investments, including unrated, investment grade and non-investment grade rated CMBS, subordinated interests of securitization and resecuritization transactions, and high yielding real estate loans; and (iii) a mortgage loan business which originates conduit loans for the primary purpose of selling these loans into securitization transactions. Refer to Note 3 for further discussion.

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

Developments During the Second Quarter of 2013

In addition to the LNR acquisition, significant developments during the second quarter of 2013 include the following:

Real Estate Investment Lending

•                  $350 million 1st Mortgage and Mezzanine loan for The South Tower - Related Companies and Oxford Properties Groups’ Hudson Yards Project, located on West Side of Manhattan, NY.

•                  $158.5 million 1st Mortgage and Mezzanine Loan on The Brill Building - 180,925 square feet 11-story Class B office/retail building located at 1619 Broadway, New York, NY.

•                  $31 million 1st Mortgage and Mezzanine Loan for the acquisition of the 336-key Ritz Carlton in San Francisco, CA.

•                  $44.8 million partial recourse loan for the acquisition of a matured Senior Loan collateralized by a 95,005 square feet development site originally planned as the Chicago Spire, located in Chicago, IL.

Developments During the First Quarter of 2013

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

We invested $106.7 million in 873 residential real estate owned properties throughout the first quarter of 2013.

	Property Type	Carrying Value	Face Amount	% Owned	Financing	Net Investment	Vintage
Loan Originations	Assorted	$2,253,079	$2,264,161	100%	$544,580	$1,708,499	2009-2013
Loan Acquisitions	Assorted	1,178,273	1,263,514	100%	599,735	578,538	1989-2013
Total Loans		3,431,352	3,527,675		1,144,315	2, 287,037
Loan Loss Allowance		(2,816)	—		—	(2,816)
CMBS	Assorted	312,731	299,851	100%	146,029	166,702	2010-2012
RMBS	Residential	319,655	468,156	100%	166,658	152,997	2003-2007
HTM Securities	Assorted	37,278	37,600	100%	—	37,278	2013
Equity Securities	Assorted	14,252	14,252	100%	—	14,252	N/A
Investments in unconsolidated entities	Assorted	32,013	32,013	100%	—	32,013	N/A
		$4,144,465	$4,379,547		$1,457,002	$2,687,463

The investment portfolio of the real estate investment lending segment has the following characteristics based on carrying values:

Collateral Property Type	As of June 30, 2013	As of December 31, 2012
Hospitality	37.7%	45.3%
Office	20.8%	17.6%
Retail	13.4%	15.7%
Residential	7.8%	8.6%
Industrial	2.3%	2.5%
Mixed Use	3.0%	3.5%
Multi-family	1.6%	2.1%
Land and Land Development	6.1%	—
Other	7.3%	4.7%
	100.0%	100.0%

Geographic Location	As of June 30, 2013	As of December 31, 2012
West	20.3%	23.9%
North East	28.1%	22.8%
South East	14.6%	16.5%
Mid Atlantic	11.9%	12.7%
Midwest	8.8%	9.2%
International	7.7%	9.2%
South West	8.6%	5.7%
	100.0%	100.0%

Single Family Residential Segment

•                  Invested $130 million and $15 million in the acquisition and renovation of residential properties, respectively.

•                  Purchased $28.8M ($65.2M of current face) pool of non-performing loans in April 2013.

LNR Segment

•      Named special servicer on three new issue CMBS deals

•                  Purchased $84.1 million of CMBS, including $76.9 million in new issue B-pieces.

•      Originated new conduit loans of $390.7 million

•      Received proceeds of $476.5 million from sales of conduit loans.

Refer to Note 25 in the notes to condensed consolidated financial statements for disclosure regarding significant transactions that occurred subsequent to June 30, 2013.

Critical Accounting Policies and Use of Estimates

Refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2012 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” for full discussion of our critical accounting policies.  Critical accounting policies adopted during the quarter ended June 30, 2013 relate to assets and liabilities acquired in connection with our purchase of LNR and include consolidation, use of the fair value option and accounting for servicing rights, as discussed in Note 2.  We utilize significant management judgments and estimates when valuing our servicing rights and assets where we have elected the fair value option.

Results of Operations

We evaluate our results of operations primarily using Core Earnings, which is described below, but also using net income.  We have included reconciliations and analysis of Core Earnings and net income, by segment, for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012, as well as a cash flow statement for the six months ended June 30, 2013.  The majority of the discussion has been provided before consolidation of variable interest entities (“VIEs”), which is consistent with the way we evaluate our business.

Core Earnings

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

The definition of Core Earnings allows management to make adjustments, subject to the approval of a majority of the independent directors, in non-standard situations where such adjustments are considered appropriate in order for Core Earnings to be calculated in a manner consistent with its definition and objective.   We encountered this type of situation in connection with the LNR acquisition, which closed on April 19, 2013.  The LNR acquisition triggered certain cash bonus obligations under the LNR Property LLC Change in Control Bonus Plan (the “Change in Control Plan”).  The purpose of the Change in Control Plan was to provide an incentive to certain key employees in connection with a change in control of the company.  Pursuant to the plan document, cash bonus awards are payable to participants as follows: 50% upon a change in control (which occurred April 19, 2013), and the remaining 50% on the nine-month anniversary of a change in control (in this case, January 19, 2014), assuming the participants have not voluntarily terminated their employment or been terminated for cause prior to that date.  On the acquisition date, 50% of the cash bonus obligation was paid to the employees and the remaining 50% was funded into an escrow account as required under the Change in Control Plan.  While the sellers did not fund these obligations directly, 100% of the bonus amounts were deducted from our purchase price (as specified in the purchase and sale agreement), thereby reducing the cash we paid to the sellers at closing.  GAAP requires that we expense the pre-funded 50% portion over the nine-month service period or sooner if the employee is terminated without cause.  As a result, we recorded expense related to the Change in Control Plan of $8.5 million for the period from April 19, 2013 to June 30, 2013 in our consolidated income statement for the three months ended June 30, 2013.  In addition, we expect to recognize additional expense of approximately $14.6 million during the period from July 1, 2013 through January 19, 2014.  However, we did not economically incur these obligations as they were effectively paid by the sellers through the reduction in their sale proceeds.   Since we did not pay these costs, it is appropriate for them to be excluded  in the calculation of our Core Earnings.

Three months ended June 30, 2013 compared to three months ended June 30, 2012

The following table presents our summarized results of operations and reconciliation to core earnings for the three months ended June 30, 2013, by business segment (amounts in thousands):

	Real Estate Investment Lending	Single Family Residential	LNR	Total
Revenues	$86,410	$2,594	$68,850	$157,854
Costs and expenses	(52,126)	(9,882)	(48,311)	(110,319)
Other (loss) income	789	1,068	25,033	26,890
Income (loss) before income taxes	35,073	(6,220)	45,572	74,425
Income tax provision	411	(150)	10,932	11,193
Income (loss) attributable to non-controlling interests	961	(10)	—	951
Net income (loss) attributable to Starwood Property Trust, Inc.	33,701	(6,060)	34,640	62,281

Add / (Deduct):
Non-cash equity compensation expense	4,173	—	—	4,173
Management incentive fee	—	—	—	—
Change in Control Plan	—	—	8,512	8,512
Depreciation and amortization	—	715	112	827
Loan loss allowance	725	—	—	725
Interest income adjustment for securities	(488)	—	3,806	3,318
(Gains) / losses on:
Loans held for sale	—	—	8,344	8,344
Securities	690	—	(5,248)	(4,558)
Impairment of real estate	—	458	—	458
Derivatives	1,144	—	(6,037)	(4,893)
Foreign currency	(1,716)	—	—	(1,716)
Earnings from unconsolidated entities	—	—	(2,373)	(2,373)
U.S. special servicing intangible	—	—	(6,114)	(6,114)
Core Earnings (Loss)	$38,229	$(4,887)	$35,642	$68,984
Core Earnings (Loss) per Weighted Average Diluted Share	$0.23	$(0.03)	$0.22	$0.42

The following table presents our summarized results of operations and reconciliation to core earnings for the three months ended June 30, 2012, by business segment (amounts in thousands):

	Real Estate Investment Lending	Single Family Residential	Total
Revenues	$68,949	$—	$68,949
Costs and expenses	(26,699)	(596)	(27,295)
Other income	3,105	—	3,105
Income (loss) before income taxes	45,355	(596)	44,759
Income tax provision	140	—	140
Income attributable to non-controlling interests	129	—	129
Net income (loss) attributable to Starwood Property Trust, Inc.	45,086	(596)	44,490

Add / (Deduct):
Non-cash equity compensation expense	4,296	—	4,296
Management incentive fee	596	—	596
Change in Control Plan	—	—	—
Depreciation and amortization	—	—	—
Loan loss allowance	—	—	—
Interest income adjustment for securities	—	—	—
Unrealized (Gains) / losses on:
Loans	—	—	—
Securities	1,291	—	1,291
Impairment of real estate	—	—	—
Derivatives	(3,964)	—	(3,964)
Foreign currency	3,334	—	3,334
Earnings from unconsolidated entities	—	—	—
U.S. special servicing intangible	—	—	—
Core Earnings (Loss)	$50,639	$(596)	$50,043
Core Earnings (Loss) per Weighted Average Diluted Share	$0.45	$—	$0.45

Real Estate Investment Lending Segment

This segment generated Core Earnings of $38.2 million or $0.23 per share during the three months ended June 30, 2013.  The significant matters to note in comparison of the results to the same period prior year are as follows:

•                  In connection with the LNR acquisition, we incurred costs such as advisory, legal, and due diligence services of approximately $13.0 million during second quarter.

•                  Investments were significantly higher during the three months ended June 30, 2013 when compared to the same period in the prior year.  Total investments were $4.1 billion and $3.2 billion as of June 30, 2013 and June 30, 2012, respectively.  We financed this increase through a combination of new equity issuances as well as debt financing.  As a result, interest income, management fees, interest expense, and general and administrative expense increased.

•                  Acquisition and investment pursuit costs decreased to $1.0 million from $1.2 million during the three months ended June 30, 2013 when compared to the same period in the prior year.  These costs will fluctuate between periods depending on the nature and significance of loan and other investment acquisitions being pursued at the time.

•                  Gains on sales of investments decreased from $2.8 million during the second quarter 2012 to a de minimus loss during the second quarter 2013 as a result of the fact that this segment did not sell any investments with the intent of realizing gains.  The sales during the second quarter 2013 were completed in order to effectively leverage the subordinated debt investments the we own with respect to the same underlying real estate collateral (refer to Note 12 to the condensed consolidated financial statements).

Single Family Residential Segment

Since it commenced operations in the second quarter of 2012, the residential real estate and non-performing residential loan segment was focused primarily on acquiring residential real estate and non-performing residential loans, preparing these investments for their intended use, and establishing various investment management agreements with third parties and the partnership agreement that owns and operates the non-performing loans.  This segment has operated at a net loss since inception and we expect this to continue, excluding anticipated gains from the liquidation of investments, unless and until the investment portfolio attains a level of stabilization (i.e., investments are leased to qualified residents at sufficient rents) that generates net rental income that surpasses the expenses of growing the portfolio and engaging the necessary property management companies and partners. The main components of the $6.1 million net loss during the three months ended were as follows:

•                  The segment incurred acquisition and investment pursuit expenses of $1.7 million, which represent the costs incurred in connection with acquiring loans, engaging third party investment managers and forming a partnership, as well as certain costs related to property acquisitions.

•                  In connection with the operation of our portfolio, we earned rental income and other revenue of approximately $2.6 million, and incurred management fees of $3.2 million, which includes the fees and reimbursable expenses incurred with regard to our third party managers as well as an allocation of the management fees that we paid to our Manager.  The residential segment incurred other, property operating costs of approximately $2.0 million, and depreciation expense of $0.7 million.

•                  The segment incurred general and administrative expenses of approximately $1.0 million.

•                  Additionally, the segment results include an allocation of management fees paid to the manager and corporate-level interest expense of $1.5 million and $1.3 million, respectively.

•                  The segment also realized approximately $1.1 million in net gains from the liquidation of investments.

•                  Depreciation expense of $0.7 million and property impairment charges of $0.5 million are both added back to the $6.1 million loss to arrive at the Core Loss of $4.9 million.

LNR Segment

The LNR segment contributed Core Earnings of $35.6 million for the quarter, which was short of a full quarter of results by 18 days due to the purchase by the Trust occurring on April 19, 2013.  After making adjustments for the calculation of Core Earnings, revenues were $72.7 million, costs and expenses were $39.7 million, other income was $13.6 million and income taxes were $10.9 million.

Core revenues benefited from strong servicing fees of $52.9 million, CMBS interest income of $15.6 million, interest income on our conduit loans of $2.2 million, and management fees of $2.0 million. Our U.S. servicing operation earned $46.8 million during the period while our European servicer earned $6.1 million. The treatment of CMBS interest income on a GAAP basis is complicated by our application of the ASC 810 consolidation rules, which force us to elect the fair value option.  In an attempt to treat these securities similar the Trust’s other investment securities, we compute core interest income pursuant to an effective yield methodology. In doing so, we segregate the portfolio into various categories based on the components of the bonds’ cash flows and the volatility related to each of these components. We then accrete interest income on an effective yield basis using the components of cash flows that are reliably estimable.  Other minor adjustments are made to reflect management’s expectations for other components of the projected cash flow stream.

Core costs and expenses were $39.7 million, with the material components being general and administrative expenses of $32.3 million, allocated segment management fees of $4.2 million and unadjusted amortization expense of $1.9 million. General and administrative expenses (“G&A”) benefited from the adjustment for our Change in Control Plan expenses of $8.5 million (see related discussion above). Included in both core and GAAP G&A are non-recurring severance expenses of $6.7 million, which represent costs incurred during a reduction in force that eliminated 47 LNR employees as part of a segment restructuring which occurred after the acquisition. At June 30, the LNR segment had 474 employees. Depreciation and amortization remaining in Core Earnings represents the amortization of the European special servicing intangible, which reflect the deterioration of this asset as fees are earned.

Core other income of $13.6 million includes profit realized upon securitization of loans by our conduit business, $2.7 million of gains on sales of CMBS, $2.1 million of gains on derivatives that were either effectively terminated or novated, and earnings from unconsolidated entities of $1.6 million.  Derivatives include instruments which hedge interest rate risk and credit risk on our conduit loans.  For GAAP purposes, the loans, CMBS and derivatives are accounted for at fair value, with all changes in fair value (realized or unrealized) recognized in earnings.  The adjustments to Core Earnings outlined above are also applied to the GAAP earnings of our unconsolidated entities.

Income taxes of $10.9 million principally relate to the operating results of our servicing business and our conduit business, which are held in a TRS.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

The following table presents our summarized results of operations and reconciliation to core earnings for the six months ended June 30, 2013, by business segment (amounts in thousands):

	Real Estate Investment Lending	Single Family Residential	LNR	Total
Revenues	$170,419	$3,758	$68,850	$243,027
Costs and expenses	(93,011)	(13,495)	(48,311)	(154,817)
Other income	23,980	1,403	25,033	50,416
Income (loss) before income taxes	101,388	(8,334)	45,572	138,626
Income tax provision	1,026	12	10,932	11,970
Income (loss) attributable to non-controlling interests	2,148	(16)	—	2,132
Net income (Loss) attributable to Starwood Property Trust, Inc.	98,214	(8,330)	34,640	124,524

Add / (Deduct):
Non-cash equity compensation expense	8,829	—	—	8,829
Management incentive fee	47	—	—	47
Change in Control Plan	—	—	8,512	8,512
Depreciation and amortization	—	1,428	112	1,540
Loan loss allowance	755	—	—	755
Interest income adjustment for securities	(488)	—	3,806	3,318
(Gains) / losses on:
Loans	—	—	8,344	8,344
Securities	252	—	(5,248)	(4,996)
Impairment of real estate	—	458	—	458
Derivatives	(15,436)	—	(6,037)	(21,473)
Foreign currency	5,711	—	—	5,711
Earnings from unconsolidated entities	—	—	(2,373)	(2,373)
U.S. special servicing intangible	—	—	(6,114)	(6,114)
Core Earnings (Loss)	$97,884	$(6,444)	$35,642	$127,082
Core Earnings (Loss) per Weight Average Diluted Share	$0.65	$(0.04)	$0.24	$0.85

The following table presents our summarized results of operations and reconciliation to core earnings for the six months ended June 30, 2012, by business segment (amounts in thousands):

	Real Estate Investment Lending	Single Family Residential	Total
Revenues	$146,750	$—	$146,750
Costs and expenses	(57,599)	(599)	(58,198)
Other income	6,894	—	6,894
Income (loss) before income taxes	96,045	(599)	95,446
Income tax provision	539	—	539
Income attributable to non-controlling interests	258	—	258
Net income (loss) attributable to Starwood Property Trust, Inc.	95,248	(599)	94,649

Add / (Deduct):
Non-cash equity compensation expense	8,060	—	8,060
Management incentive fee	5,386	—	5,386
Change in Control Plan	—	—	—
Depreciation and amortization	—	—	—
Loan loss allowance	—	—	—
Interest income adjustment for securities	—	—	—
(Gains) / losses on:
Loans	5,760	—	5,760
Securities	1,947	—	1,947
Impairment of real estate	—	—
Derivatives	(15,159)	—	(15,159)
Foreign currency	4,359	—	4,359
Earnings from unconsolidated entities	—	—	—
U.S. special servicing intangible	—	—	—
Core Earnings (Loss)	$105,601	$(599)	$105,002
Core Earnings (Loss) per Weighted Average Diluted Share	$1.02	$—	$1.02

Real Estate Investment Lending

The segment generated Core Earnings of $97.8 million or $0.65 per share during the six months ended June 30, 2013.  The significant matters from the quarter included the following:

•                  In connection with the LNR acquisition, we incurred costs such as advisory, legal, and due diligence services of $17.6 million.

•                  Investments were significantly higher during the six months ended June 30, 2013 when compared to the same period in the prior year.  Total investments were $5.2 billion and $3.2 billion as of June 30, 2013 and June 30, 2012, respectively, and $4.1 billion and $2.8 billion as of December 31, 2012 and 2011, respectively.  We financed this increase through a combination of new equity issuances as well as debt financing.  As a result, interest income, management fees, interest expense, and general and administrative expense increased.

•                  Other income increased to $24.0 million from $6.8 million in the same period prior year due to the following:

•                  Gains on sales of investments increased to $13.5 million from $10.1 million, primarily due to sale of securities during the first quarter 2013;

•                  Gains (losses) on derivatives went from a loss of $2.2 million in the prior period to a gain of $14.2 million in the current period, due primarily to gains in our derivatives that hedge our exposure to foreign currency risk on our Euro and GBP-denominated investments.  However, these gains were offset by the net impact of foreign currency which went from a gain of $4.5 million in the prior period to a loss of $6.0 million in the current period.

Single Family Residential

Since it commenced operations in the second quarter of 2012, the real estate residential properties and non-performing residential loan segment was focused primarily on acquiring real estate residential properties and non-performing residential loans, preparing these investments for their intended use, and establishing various investment management agreements with third parties and the partnership agreement that owns and operates the non-performing loans.  This segment has operated at a net loss since inception and we expect this to continue, excluding anticipated gains from the liquidation of investments, unless and until the investment portfolio attains a level of stabilization (i.e., investments are leased to qualified residents at sufficient rents) that generates net rental income that surpasses the expenses of growing the portfolio and engaging the necessary property management companies and partners. The main components of the $8.3 million net loss during the six months ended were as follows:

•                  The segment incurred acquisition and investment pursuit expenses of $2.6 million, which represent the costs incurred in connection with acquiring loans, engaging third party investment managers and forming a partnership, as well as certain costs related to property acquisitions.

•                  In connection with the operation of our portfolio, we earned rental income and other revenue of approximately $3.8 million, and incurred management fees of $3.7 million, which includes the fees and reimbursable expenses incurred with regard to our third party managers as well as an allocation of the management fees that we paid to our Manager.  The residential segment incurred other, property operating costs of approximately $3.5 million, and depreciation expense of $1.4 million.

•                  The segment incurred general and administrative expenses of approximately $1.1 million.

•                  Additionally, the segment results include an allocation of management fees paid to the manager and corporate-level interest expense of $1.5 million and $1.3 million, respectively.

•                  The segment also realized approximately $1.4 million in net gains from the liquidation of investments.

•                  Depreciation expense of $1.4 million and property impairment charges of $0.5 million are both added back to the $8.3 million loss to arrive at the Core Loss of $6.4 million.

LNR Segment

Refer to above discussion of LNR segment Core Earnings for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Cash Flows

The following table presents our summarized cash flows for the six months ended June 30, 2013 on both a GAAP basis and a basis which excludes the impacts of VIE consolidation and other minor adjustments (amounts in thousands):

	GAAP	VIE Adjustments	Excluding LNR VIEs
Net cash provided by operating activities	$18,340	$(41)	$18,299
Cash Flows from Investing Activities:
Purchase of LNR, net of cash acquired	(586,383)	—	(586,383)
Purchase of investment securities	(59,476)	(81,870)	(141,346)
Proceeds from sales of investment securities	235,904	—	235,904
Proceeds from principal collections on investment securities	40,124	2,124	42,248
Origination and purchases of loans held for investment	(651,897)	—	(651,897)
Proceeds from principal collections on loans held for investment	140,478	—	140,478
Proceeds from sales of loans held for investment	97,490	—	97,490
Acquisition and improvement of real estate	(262,315)	—	(262,315)
Proceeds from sale of real estate	4,095	—	4,095
Purchase of other assets	(136)	—	(136)
Purchase of non-performing loans	(132,957)	—	(132,957)
Proceeds from sale of non-performing loans	10,742	—	10,742
Investment in unconsolidated entities	(5,000)	—	(5,000)
Distribution of capital from unconsolidated entities	1,569	—	1,569
Payments for purchases and terminations of derivatives	(39)	—	(39)
Proceeds from sales and terminations of derivatives	3,544	—	3,544
Return of investment basis in purchased derivative asset	1,028	—	1,028
Decrease (increase) in restricted cash	(41,797)	—	(41,797)
Net cash used in investing activities	(1,205,026)	(79,746)	(1,284,772)
Cash Flows from Financing Activities:
Borrowings under secured financing agreements	1,614,133	—	1,614,133
Borrowings under convertible debt offering	587,700	—	587,700
Principal repayments on borrowings under secured financing arrangements	(1,473,984)	—	(1,473,984)
Payment of deferred financing costs	(8,529)	—	(8,529)
Proceeds from securing borrowings	95,000	—	95,000
Proceeds from common stock offering	822,368	—	822,368
Payment of underwriting and offering costs	(617)	—	(617)
Payment of dividends	(133,944)	—	(133,944)
Contributions from non-controlling interest owners	1,007	—	1,007
Distributions to non-controlling interest owners	(47,534)	—	(47,534)
Repayment of debt of consolidated VIEs	(81,870)	81,870	—
Distributions of cash from consolidated VIEs	2,124	(2,124)	—
Net cash provided by financing activities	1,375,854	79,746	1,455,600
Net (decrease) increase in cash and cash equivalents	189,168	(41)	189,127
Effect of exchange rate changes on cash	(52)	—	(52)
Cash and cash equivalents, beginning of period	177,671	365	178,036
Cash and cash equivalents, end of period	$366,787	$324	$367,111

Real Estate Investment Lending Segment

Net cash provided by operating activities, totaling $93.2 million, was primarily attributed to (i) cash inflows from the core real estate investment portfolio generating approximately $94.4 million net financing expenses, amortization of deferred financing costs, amortization of convertible debt discount and deferred fees, accretion of net discount and fees on investment securities and loans, (ii) cash inflows from operating assets and liabilities of $38.0 million, (iii) offset by a decrease of $15.2 million in fair value option securities and fair value of derivatives.

Net cash used by investing activities totaled $1.3 billion primarily attributed to the (i) purchase of LNR for $730.5 million, net of cash acquired in the transaction (ii) purchase of $57.3 million of investment securities, (iii) acquisition and origination of $651.9 million (iv) acquisition and improvements of real estate of $253.1 million, and (v) purchase of $133.0 million in non-performing loans. These were offset by positive changes in cash flows resulting from (i) $323.3 million in proceeds from loan and securities sales, and (ii) $180.5 million in principal collections from loans and securities.

Net cash provided by financing activities totaled $1.3 billion, primarily attributed to (i) borrowings of $1.3 billion on the financing facilities for our core real estate investment portfolio offset by repayments on borrowings of $1 billion, (ii) common stock issuances of $822.4 million, (iii) borrowings from our convertible senior notes of $587.7 million, offset by (iv) dividend payments to our shareholders of $133.9 million, and (v) distributions to non-controlling interest holders of $47.5 million.

LNR Segment

The discussion below is on a non-GAAP basis, after removing adjustments principally resulting from the ASC 810 consolidation of LNR’s VIEs.  These adjustments relate principally to (i) purchases of CMBS related to consolidated VIEs, which are reflected as repayments of VIE debt on a GAAP basis; and (ii) proceeds resulting from principal collections on these CMBS, which are reflected as VIE distributions on a GAAP basis.  There is no net impact to cash flows from operations or to overall cash resulting from these consolidations.  Refer to the financial statement footnotes for further discussion.

Overall, cash and cash equivalents decreased by $9.7 million during the quarter.  The decrease resulted from cash used by operating and investing activities of $70.7 million and $79.4 million, respectively, offset by cash provided by financing activities of $140.4 million.

Net cash used by operating activities was driven by a net use of cash of $91.2 million related to our conduit platform, comprising $390.7 million of originations offset by securitizations of $299.5 million.  Our other operations generated positive cash flows of $20.5 million, comprised primarily of net income of $38.8 million and positive changes in operating assets and liabilities of $4.4 million.  These positive effects on cash were offset by (i) a net increase in fair value of our loans, servicing rights, CMBS and derivatives of $21.6 million, (ii) net non-cash earnings from unconsolidated entities of $3.2 million, and (iii) depreciation and amortization of $1.9 million.

Net cash used by investing activities totaled $79.4 million and was driven by (i) CMBS purchases of $84.1 million, (ii) an increase in restricted cash of $7.2 million resulting from the funding of certain performance guarantees in connection with the LNR acquisition (see related discussion in Note 4 of the accompanying financial statements), and (iii) a contribution to one of our joint ventures of $5.0 million. These were offset by positive changes in cash flows resulting from (i) $12.2 million in proceeds from CMBS sales and principal collections, and (ii) $3.5 million of proceeds from the termination of derivatives.

Net cash provided by financing activities totaled $140.4 million and principally relates to net borrowings on the repurchase agreements for our conduit platform.  During the quarter, borrowings totaled $302.2 million, offset by repayments of $161.4 million.

Liquidity and Capital Resources

Our strategy for managing liquidity and capital resources has not changed since December 31, 2012.  Please refer to our Form 10-K for the fiscal year ended December 31, 2012 for a description of these strategies.

Cash and Cash Equivalents

As of June 30, 2013, we had cash and cash equivalents of $366.8 million excluding restricted cash of $69.6 million. The restricted cash primarily relates to funds held in escrow for employees and future performance obligations.

New Credit Facilities

On February 15, 2013, we issued $600.0 million of 4.55% Convertible Senior Notes due 2018. The notes were sold to the underwriters at a discount of 2.05%, resulting in net proceeds to us of $587.7 million.

In connection with the LNR closing on April 19, 2013, we entered into a $300 million term loan facility that has a seven year term.  The term loan bears interest rate of 3.5% and an overall borrowing cost of 3.84% per annum. In addition, the fees to obtain the facility were approximately $7.1 million.

Issuances of Equity Securities

We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At June 30, 2013, we had 100,000,000 shares of preferred stock available for issuance and 333,662,304 shares of common stock available for issuance. In April 2013, we issued an additional 30,475,000 shares of common stock.

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

Summary of Financing Facilities as of June 30, 2013 (dollar amounts in thousands):

	Facility Type	Revolver	Eligible Assets	Initial Maturity	Extended Maturity (a)	Pricing	Pledged Asset Carrying Value	Maximum Facility Size	Outstanding Balance	Approved but Undrawn Capacity(d)	Unallocated Financing Amount(e)
Wells Fargo II	Repurchase	Yes	Identified Loans	13-Aug	15-Aug	LIBOR + 1.75% to 6%	$781,882	$550,000	$491,691	—	—
Wells Fargo III	Repurchase	Yes	Identified RMBS	(c)	N/A	LIBOR + 1.90%	$284,112	$175,000	$166,658	$4,550	—
Wells Fargo IV	Repurchase	No	Identified Loans	14-Dec	16-Dec	LIBOR + 2.75%	$223,924	$168,454	$168,454	—	—
Goldman II	Repurchase	No	Single Borrower Secured Note	15-Aug	N/A	LIBOR + 2.90%	$209,130	$146,029	$146,029	—	—
Citibank	Repurchase	Yes	Identified Loans	14-Mar	17-Mar	LIBOR + 1.75% to 3.75%	$96,766	$125,000	$60,485	—	—
Borrowing Base	Bank Credit Facility	Yes	Identified Loans	13-Oct	16-Aug	LIBOR + 3.25%(b)	$643,679	$250,000	—	—	—
Goldman III	Repurchase	No	Single Borrower Secured Note	15-Sep	N/A	LIBOR + 3.70%	$217,165	$158,750	$156,569	—	2,181
Onewest Bank	Repurchase	No	Identified Loans	15-Jul	17-Jul	LIBOR + 3.00%	$124,580	$84,954	$84,954	—	—
Conduit I	Repurchase	Yes	Identified Loans	13-Sep	14-Sep	LIBOR + 2.20%	$171,176	$250,000	$134,007	—	$115,993
Conduit II	Repurchase	Yes	Identified Loans	N/A	14-Nov	LIBOR + 2.10%	—	$150,000	—	—	$150,000
Term Loan	Syndicated Facility	Yes	Specifically Identified Assets	20-Apr	20-Apr	LIBOR + 2.75%(b)	$1,388,536	$299,250	$299,250	—	—
						Total	$4,140,950	$2,357,437	$1,708,097	$4,550	$268,174

(a)                                      Subject to certain conditions as defined in facility agreement.

(b)                                      Subject to borrower’s option to choose alternative benchmark based rates pursuant to the terms of the credit agreement.

(c)                                      The date that is 180 days after the buyer delivers notice to the seller, subject to a maximum date of March 13, 2015.

(d)                                      Approved but undrawn capacity represents the total draw amount that has been approved by the lender related to the assets that have been pledged as collateral, less the actual amount that has been drawn.

(e)                                      Unallocated financing amount represents the maximum facility size less the total draw capacity that has been approved by the lender.

Scheduled Principal Repayments on Investments

The following scheduled and/or projected principal repayments on our investments were based upon the amounts outstanding and contractual terms of the financing facilities in effect as of June 30, 2013 (amounts in thousands):

	Scheduled/Projected Principal Repayments on Loans	Scheduled/Projected Principal Repayments on RMBS and CMBS	Projected Required Repayments of Financing	Total Scheduled Principal Repayments, net of financing
Third Quarter 2013 (1)	$187,054	$24,817	$(636,671)	$(424,800)
Fourth Quarter 2013 (2)	64,786	17,293	(207,072)	(124,993)
First Quarter 2014	79,937	17,803	(64,759)	32,981
Second Quarter 2014	5,736	38,006	(11,812)	31,930
Total	$337,513	$97,919	$(920,314)	$(484,882)

(1)                                 We expect to extend the Second Wells Repurchase Agreement and Conduit I Repurchase Agreement, which are scheduled to mature in August 2013 and September 2013, respectively. We have two one-year extension options available on the Second Wells Repurchase Agreement and one one-year extension option available on the Conduit I Repurchase Agreement. The extension of these repurchase agreements is subject to certain conditions. The Second Wells Repurchase Agreement represents $491.7 million of the projected required repayments of financing in third quarter 2013.

(2)                                 We have evergreen extension option on the Third Wells Repurchase Agreement, which is scheduled to mature in December 2013. This represents $166.7 million of the projected required repayments of financing in fourth quarter 2013.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities

The following scheduled and/or projected principal repayments on our investments were based upon the amounts outstanding and contractual terms of the financing facilities in effect as of December 31, 2012 (amounts in thousands):

	Scheduled Principal Repayments on Loans	Scheduled/Projected Principal Repayments on RMBS and CMBS	Projected Required Repayments of Financing	Total Scheduled Principal Repayments, net of financing
First Quarter 2013(1)	$165,520	$23,140	$(226,522)	$(37,862)
Second Quarter 2013(2)	21,892	20,784	(5,780)	36,896
Third Quarter 2013	7,744	19,023	(359,211)	(332,444)
Fourth Quarter 2013	41,344	5,012	(41,634)	4,722
Total	$236,500	$67,959	$(633,147)	$(328,688)

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

Variance between Average and Quarter-End Credit Facility Borrowings Outstanding

The following table compares the average amount of repurchase transactions outstanding during the quarter and the amount of repurchase transactions outstanding as of the end of each quarter, together with an explanation of significant variances:

Quarter Ended	Quarter-End Balance (in 000’s)	Weighted-Average Balance During Quarter (in 000’s)	Variance (in 000’s)	Explanations for Significant Variances
March 31, 2013	$1,027,820	$1,124,392	$(96,572)		(a)
June 30, 2013	$1,707,366	$1,492,792	$214,574		(b)

(a)                                 Variance primarily due to the following: (i) payoff of the last remaining loan under the Wells Repurchase Agreement in February 2013, (ii) paydown of $315 million in financing under the Second Wells Repurchase Agreement using proceeds from the convertible debt offering on February 15, 2013 offset by a draw of $ 173.9 million on March 27, 2013 to fund the origination of a construction loan, and (iii) paydown of $57 million in financing under the Citibank Repurchase Agreement using proceeds from the convertible debt offering on February 15, 2013.

(b)                                 Variance primarily due to the following: (i) $93.5 million in draws during June on the Wells III facility; and (ii) $285.1 million draw under the Wells Repo II agreement in June.

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

Leverage Policies

Our strategies with regards to use of leverage have not changed significantly since December 31, 2012.  Please refer to our Form 10-K for the fiscal year ended December 31, 2012 for a description of our strategies regarding use of leverage.

Contractual Obligations and Commitments

In connection with our acquisition of LNR we have assumed the Conduit I and Conduit II repurchase agreements.  Refer to the Liquidity and Capital Resources section above for further discussion of these facilities.

Off-Balance Sheet Arrangements

As of June 30, 2013, in connection with our purchase of LNR, we now have relationships with unconsolidated entities and/or financial partnerships, such as entities often referred to as special purpose or variable interest entities.

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

The Company’s board of directors declared the following dividends in 2013 and 2012:

Ex-Dividend Date	Record Date	Announce Date	Pay Date	Amount	Frequency
6/26/13	6/28/13	5/8/13	7/15/13	$0.46	Quarterly
3/26/13	3/28/13	2/27/13	4/15/13	$0.44	Quarterly
12/27/12	12/31/12	12/13/12	1/15/13	$0.10	Special
12/17/12	12/31/12	11/6/12	1/15/13	$0.44	Quarterly
9/26/12	9/28/12	8/3/12	10/15/12	$0.44	Quarterly
6/27/12	6/29/12	5/8/12	7/13/13	$0.44	Quarterly
3/28/12	3/30/12	2/29/12	4/13/12	$0.44	Quarterly

On August 6, 2013, our board of directors declared a dividend of $0.46 per share for the third quarter of 2013, which is payable on October 15, 2013 to common stockholders of record as of September 30, 2013.

Non-GAAP Financial Measures

Please refer to the Results of Operations section above for our calculation of our Core Earnings, a non-GAAP financial measure.

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

We present certain information in this MD&A after adjustment for the impacts of Accounting Standards Codification Topic 810, Consolidation, (“ASC 810”) as such standard relates to the consolidation of securitization VIEs.  This standard has a significant impact on the presentation of our consolidated financial statements, as discussed in the footnotes herein.  We believe these adjustments are necessary in order to more closely reflect the results of operations, cash flows, and financial position of the Company.  This information is not only more useful to investors, but it is also used by our lenders in evaluating compliance with our financial statement covenants and by management in evaluating the Company’s performance.

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

The S&P ratings of our RMBS portfolio were as follows (amounts in thousands):

	June 30, 2013		December 31, 2012
S&P Rating	Carrying Value	Percentage	Carrying Value	Percentage
A+	$—	—%	$28	—%
BBB+	5,446	1.7%	103	—%
BB+	10,347	3.2%	16,071	4.8%
BB	670	0.2%	1,549	0.5%
BB-	826	0.3%	5,862	1.8%
B+	3,366	1.1%	9,338	2.8%
B	—	—%	3	—%
B-	27,285	8.5%	29,597	8.9%
CCC	224,294	70.2%	234,429	70.4%
CC	953	0.3%	5,235	1.6%
D	39,338	12.3%	23,280	6.9%
NR	7,130	2.2%	7,658	2.3%
Total RMBS	$319,655	100.0%	$333,153	100.0%

The S&P ratings of our CMBS, fair value option, portfolio were as follows (amounts in thousands):

	June 30, 2013 (1)
S&P Rating	Carrying Value	Percentage
BBB	$10	—%
BB+	15,646	4.0%
BB	29,036	7.4%
B+	197	0.1%
B	19,056	4.9%
CCC	15,676	4.0%
CC	38,120	9.7%
C	20,594	5.2%
D	61,586	15.7%
NR	192,209	49.0%
Total CMBS	$392,130	100%

(1)         Includes $326.1 million of CMBS eliminated in accordance with ASC 810.

As of June 30, 2013, the non-fair value option CMBS portfolio consists of (1) $209.1 million of unrated debt secured by substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties and which had an estimated loan-to-value ratio in the range of 37%-41% as of June 30, 2013 and (2) $103.6 million of the non-fair value option CMBS were rated BB+ as of June 30, 2013.

As of December 31, 2012, 20.4% of the CMBS securities are rated BB+. The remaining 79.6% are securities where the obligors are certain special purpose entities that were formed to hold substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties; the securities are not rated but the loan-to-value ratio was estimated to be in the range of 39%- 44% at December 31, 2012.

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

During 2010, we entered into a series of forward contracts whereby we agreed to sell an amount of GBP for an agreed-upon amount of USD at various dates through October 2013. These forward contracts were executed to fix the USD amount of GBP denominated cash flows we expect to receive from our GBP-denominated loan. During the first quarter of 2012, the GBP-denominated loan was prepaid. As a result of the loan being prepaid in February 2012, the foreign exchange forward contracts were no longer necessary hedges. At that time, the hedge contracts were in a loss position to us of approximately $10.0 million. In the process of negotiating the termination of the contracts, management was able to lock-in the amount of the loss by entering into new derivative contracts with a separate counterparty that had the same maturity dates and notional amounts, but wherein we would sell USD in exchange for GBP (offsetting positions). We executed this structure as opposed to liquidating the original contracts as it was more cost effective. As of June 30, 2013, the GBP hedging strategies above resulted in 2 foreign exchange forward sales contracts with a total notional value of $98.3 million and 2 such foreign exchange forward purchase contracts with a total notional value of $98.3 million (using the June 28, 2013 spot rate of 1.5213).

As of June 30, 2013, we had a $103.6 million GBP-denominated CMBS investment (using the June 28, 2013 spot rate of 1.5213). During the three months ended June 30, 2013, we entered into a series of forward contracts whereby we agreed to sell an amount of GBP for an agreed-upon amount of USD at various dates through March 2016. These forward contracts were executed to fix the USD amount of GBP-denominated cash flows we expect to receive from our GBP-denominated CMBS investment. As of June 30, 2013, the GBP hedging strategies above resulted in 6 foreign exchange forward sales contracts with a total notional value of $123.1 million (using the June 28, 2013 spot rate of 1.5213).

As of June 30, 2013, we had a $45.5 million GBP-denominated loan investment (using the June 28, 2013 spot rate of 1.5213). Our historical cost related to this investment was at a spot rate of approximately 1.613. During 2013, we entered into a series of forward contracts whereby we agree to sell an amount of GBP for an agreed-upon amount of USD at various dates through January 2016. These forward contracts were executed to fix the USD amount of GBP-denominated cash flows expected to be received by the Company related to the Company’s GBP-denominated loan. As of June 30, 2013, we had 12 such foreign exchange forward sales contracts with a total notional value of $61.1 million (using June 28, 2013 spot rate of 1.5213).

As of June 30, 2013, we had a $29.2 million of EUR-denominated loan investment (using the June 28, 2013 spot rate of 1.3010). Our historical cost related to this investment was at a spot rate of approximately 1.426. During 2013, we entered into a series of forward contracts whereby we agreed to sell an amount of EUR for an agreed upon amount of USD at various dates through June 2014. These forward contracts were executed to economically fix the USD amount of EUR-denominated cash flows expected to be received by us related to our mezzanine loan in Germany. As of June 30, 2013, we had 5 such foreign exchange forward contracts with a total notional value of $34.4 million (using the June 28, 2013 spot rate of 1.3010).

As of June 30, 2013, we had a $74.3 million EUR-denominated loan investment (using the June 28, 2013 spot rate of 1.3010). Our historical cost related to this investment was at a spot rate of approximately 1.222. During 2013, we entered into a series of forward contracts whereby we agree to sell an amount of EUR for an agreed upon amount of USD at various dates through January 2014. These forward contracts were executed to economically fix the USD amount of EUR-denominated cash flows expected to be received by us related to our loan in Luxembourg. As of June 30, 2013, we had 3 such foreign exchange spot rate contracts with a total notional value of $80.7 million (using the June 28, 2013 spot rate of 1.3010).

As of June 30, 2013, we had a $14.3 million of GBP-denominated investment (using the June 28, 2013 spot rate of 1.5213).  During 2013, we entered into a series of forward contracts whereby we agreed to sell an amount of GBP for an agreed upon amount of USD at various dates through January 2018. These forward contracts were executed to economically fix the USD amount of GBP-denominated cash flows expected to be received by us related to this investment. As of June 30, 2013, we had 16 such foreign exchange forward contracts with a total notional value of $3.9 million (using the June 28, 2013 spot rate of 1.5213).

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

Changes to Internal Control Over Financial Reporting.  No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

STARWOOD PROPERTY TRUST, INC.

Date: August 6, 2013	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: August 6, 2013	By:	/s/ PERRY STEWART WARD
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