Form 10-Q
period 2013-09-30
STARWOOD PROPERTY TRUST, INC.
filed 2013-11-07
CIK 1465128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

(203) 422-8100

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of November 7, 2013 was 195,261,425.

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

These forward-looking statements are based largely on our current beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors that may cause actual results to vary from our forward-looking statements include, but are not limited to:

•                  factors described in our Annual Report on Form 10-K for the year ended December 31, 2012 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013, including those set forth under the captions “Risk Factors” and “Business”;

•                  defaults by borrowers in paying debt service on outstanding items;

•                  impairment in the value of real estate property securing our loans;

•                  availability of mortgage origination and acquisition opportunities acceptable to us;

•                  the Company’s ability to integrate LNR Property LLC, a Delaware limited liability company (“LNR”), which was acquired on April 19, 2013, into our business and achieve the benefits that the we anticipate from this acquisition;

•                  potential mismatches in the timing of asset repayments and the maturity of the associated financing agreements;

•      the Company’s ability to complete the spin-off of its single family residential segment to its stockholders, as described below;

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands, except share data)

	As of September 30, 2013	As of December 31, 2012
Assets:
Cash and cash equivalents	$536,834	$177,671
Restricted cash	82,706	3,429
Loans held-for-investment, net (subject to $95,000 participation liability)	3,790,262	2,914,434
Loans held-for-sale ($279,121 and $0 held at fair value)	345,139	—
Loans transferred as secured borrowings	85,590	85,901
Investment securities ($529,423 and $884,254 held at fair value)	566,793	884,254
Intangible assets — servicing rights ($158,023 and $0 held at fair value)	187,732	—
Residential real estate, net	548,022	99,115
Non-performing residential loans	197,716	68,883
Investment in unconsolidated entities	138,168	32,318
Goodwill	107,099	—
Derivative assets	9,513	9,227
Accrued interest receivable	20,952	24,120
Other assets	98,383	25,021
Variable interest entity (“VIE”) assets, at fair value	97,359,666	—
Total Assets	$104,074,575	$4,324,373
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$189,172	$30,094
Related-party payable	26,788	1,803
Dividends payable	90,130	73,796
Derivative liabilities	32,252	27,770
Secured financing agreements, net	1,312,044	1,305,812
Convertible senior notes, net	995,072	—
Loan transfer secured borrowings	86,682	87,893
Loan participation liability	95,000	—
VIE liabilities, at fair value	96,934,006	—
Total Liabilities	99,761,146	1,527,168
Commitments and contingencies (Note 23)
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 195,887,275 issued and 195,261,425 outstanding as of September 30, 2013 and 136,125,356 issued and 135,499,506 outstanding as of December 31, 2012	1,959	1,361
Additional paid-in capital	4,295,058	2,721,353
Treasury stock (625,850 shares)	(10,642)	(10,642)
Accumulated other comprehensive income	69,287	79,675
Accumulated deficit	(85,339)	(72,401)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,270,323	2,719,346
Non-controlling interests in consolidated subsidiaries	43,106	77,859
Total Equity	4,313,429	2,797,205
Total Liabilities and Equity	$104,074,575	$4,324,373

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Interest income from loans	$94,045	$56,261	$236,671	$179,078
Interest income from investment securities	17,804	16,585	52,621	40,404
Servicing fees	36,509	—	75,644	—
Other revenues	2,098	66	4,077	180
Rental income	5,080	59	8,733	59
Total revenues	155,536	72,971	377,746	219,721

Costs and expenses:
Management fees	24,235	14,659	58,675	42,673
Interest expense	36,743	12,030	77,678	34,345
General and administrative	48,335	3,084	97,769	8,838
Business combination costs	342	—	17,958	—
Acquisition and investment pursuit costs	1,177	622	4,495	2,737
Residential properties and non-performing loans — other operating costs	6,023	327	10,622	327
Depreciation and amortization	4,988	78	8,644	78
Loan loss allowance	1,160	—	1,915	—
Other expense	304	—	533	—
Total costs and expenses	123,307	30,800	278,289	88,998
Income before other income, income taxes and non-controlling interests	32,229	42,171	99,457	130,723
Other income:
Income of consolidated VIEs, net	47,963	—	79,912	—
Change in fair value of servicing rights	(1,867)	—	1,031	—
Change in fair value of investment securities, net	(2,278)	—	(3,265)	—
Change in fair value of mortgage loans held-for-sale, net	25,857	—	26,315	(5,760)
Earnings from unconsolidated entities	4,577	787	10,915	2,739
Gain on sale of investments, net	8,059	9,017	22,968	19,147
Loss on derivative financial instruments, net	(22,451)	(7,561)	(65)	(9,784)
Foreign currency gain, net	9,580	6,725	3,495	11,222
Total other-than-temporary impairment (“OTTI”)	(86)	(737)	(1,460)	(5,582)
Noncredit portion of OTTI recognized in other comprehensive income (loss)	34	61	1,007	2,854
Net impairment losses recognized in earnings	(52)	(676)	(453)	(2,728)
Other income	3,705	180	3,744	530
Total other income	73,093	8,472	144,597	15,366

Income before income taxes and non-controlling interests	105,322	50,643	244,054	146,089
Income tax provision	13,721	301	25,691	840
Net income	91,601	50,342	218,363	145,249
Net income attributable to non-controlling interests	1,886	130	4,124	388
Net income attributable to Starwood Property Trust, Inc.	$89,715	$50,212	$214,239	$144,861
Net income per share of common stock:
Basic	$0.52	$0.43	$1.36	$1.34
Diluted	$0.52	$0.43	$1.36	$1.34

Distributions declared per common share	$0.46	$0.44	$1.36	$1.32

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, amounts in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$91,601	$50,342	$218,363	$145,249
Other comprehensive income (loss) (net change by component):
Cash flow hedges	(197)	(411)	1,583	(1,623)
Unrealized gain (loss) on available-for-sale securities	(1,768)	50,307	(15,895)	67,804
Foreign currency remeasurement	10,967	—	3,924	—
Other comprehensive income (loss)	9,002	49,896	(10,388)	66,181
Comprehensive income	100,603	100,238	207,975	211,430
Less: Comprehensive income attributable to non-controlling interests	(1,886)	(130)	(4,124)	(388)
Comprehensive income attributable to Starwood Property Trust, Inc.	$98,717	$100,108	$203,851	$211,042

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited, amounts in thousands, except share data)

	Common stock		Additional				Accumulated Other Comprehensive	Total Starwood Property Trust, Inc.	Non-
		Par	Paid-In	Treasury Stock		Accumulated	Income	Stockholders’	Controlling	Total
	Shares	Value	Capital	Shares	Amount	Deficit	(Loss)	Equity	Interests	Equity

Balance, January 1, 2012	93,811,351	$938	$1,828,319	625,850	$(10,642)	$(55,129)	$(3,998)	$1,759,488	$5,659	$1,765,147
Proceeds from public offering of common stock	23,000,000	230	457,091					457,321		457,321
Equity offering costs			(2,250)					(2,250)		(2,250)
Stock-based compensation	584,427	6	12,290					12,296		12,296
Manager incentive fee paid in stock	120,423	1	2,521					2,522		2,522
Net income						144,861		144,861	388	145,249
Dividends declared, $1.32 per share						(144,670)		(144,670)		(144,670)
Other comprehensive income, net							66,181	66,181		66,181
Distribution to non-controlling interests									(558)	(558)
Balance, September 30, 2012	117,516,201	$1,175	$2,297,971	625,850	$(10,642)	$(54,938)	$62,183	$2,295,749	$5,489	$2,301,238

	Common stock		Additional				Accumulated Other Comprehensive	Total Starwood Property Trust, Inc.	Non-
		Par	Paid-In	Treasury Stock		Accumulated	Income	Stockholders’	Controlling	Total
	Shares	Value	Capital	Shares	Amount	Deficit	(Loss)	Equity	Interests	Equity

Balance, January 1, 2013	136,125,356	$1,361	$2,721,353	625,850	$(10,642)	$(72,401)	$79,675	$2,719,346	$77,859	$2,797,205
Proceeds from public offering of common stock	59,225,000	593	1,512,926					1,513,519		1,513,519
Equity offering costs			(955)					(955)		(955)
Convertible senior notes			48,502					48,502		48,502
Stock-based compensation	523,731	5	12,865					12,870		12,870
Manager incentive fee paid in stock	13,188		367					367		367
Net income						214,239		214,239	4,124	218,363
Dividends declared, $1.36 per share						(227,177)		(227,177)		(227,177)
Other comprehensive loss, net							(10,388)	(10,388)		(10,388)
VIE non-controlling interests									(1,067)	(1,067)
Non-controlling interests assumed through LNR acquisition									8,705	8,705
Contribution from non-controlling interests									1,399	1,399
Distribution to non-controlling interests									(47,914)	(47,914)
Balance, September 30, 2013	195,887,275	$1,959	$4,295,058	625,850	$(10,642)	$(85,339)	$69,287	$4,270,323	$43,106	$4,313,429

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	For the Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$218,363	$145,249
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of deferred financing costs	7,044	3,896
Amortization of net convertible debt discount and deferred fees	5,693	—
Accretion of net discount on investment securities	(23,484)	(25,064)
Accretion of net deferred loan fees and discounts	(26,917)	(35,026)
Amortization of premium from loan transfer secured borrowings	(1,211)	(669)
Stock-based compensation	12,870	12,296
Stock-based component of incentive fees	367	2,522
Change in fair value of fair value option investment securities	3,265	—
Change in fair value of consolidated VIEs	(22,428)	—
Change in fair value of servicing rights	(1,031)	—
Change in fair value of loans held-for-sale	(26,315)	5,760
Change in fair value of derivatives	(2,196)	3,328
Foreign currency gain, net	(3,481)	(11,516)
Gain on sale of investments	(23,728)	(19,274)
Impairment of real estate	536	—
Other-than-temporary impairment of investment securities	453	2,728
Loan loss allowance	1,915	—
Depreciation and amortization	8,022	—
Earnings from unconsolidated entities	(7,427)	—
Distributions of earnings from unconsolidated entities	2,315	—
Capitalized costs written off	1,517	—
Changes in operating assets and liabilities:
Related party payable, net	25,475	4,197
Accrued interest receivable, less purchased interest	(8,603)	(5,280)
Other assets	(6,874)	5,819
Accounts payable, accrued expenses and other liabilities	36,087	10,473
Originations of loans held-for-sale, net of principal collections	(847,844)	—
Net proceeds from sale of loans held-for-sale	402,475	132,012
Net cash (used in) provided by operating activities	(275,142)	231,451
Cash Flows from Investing Activities:
Purchase of LNR, net of cash acquired	(586,383)	—
Purchase of investment securities	(82,754)	(575,690)
Proceeds from sales of investment securities	442,877	199,510
Proceeds from principal collections on investment securities	56,793	67,452
Origination and purchase of loans held-for-investment	(1,658,240)	(943,330)
Proceeds from principal collections on loans	394,616	494,307
Proceeds from loans sold	369,621	28,740
Acquisition and improvement of single family homes	(458,733)	—
Proceeds from sale of single family homes	6,696	—
Purchase of other assets	(1,631)	(30,496)
Purchase of non-performing loans	(153,141)	—
Proceeds from sale of non-performing loans	27,198	—
Investment in unconsolidated entities	(8,558)	—
Proceeds from sale of interest in unconsolidated entities	—	874
Distribution of capital from unconsolidated entities	3,210	892
Payments for purchase or termination of derivatives	(648)	—
Proceeds from termination of derivatives	9,940	—
Return of investment basis in purchased derivative asset	1,533	2,780
Increase in restricted cash	(54,860)	—
Net cash used in investing activities	(1,692,464)	(754,961)

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited, amounts in thousands)

	For the Nine Months Ended September 30,
	2013	2012
Cash Flows from Financing Activities:
Borrowings under financing agreements	$2,691,382	$1,370,306
Proceeds from issuance of convertible senior notes	1,037,926	—
Principal repayments on borrowings	(2,674,437)	(1,164,373)
Payment of deferred financing costs	(13,281)	(8,029)
Proceeds from loan participation liability	95,000	35,738
Proceeds from common stock offering	1,513,519	457,321
Payment of equity offering costs	(955)	(2,250)
Payment of dividends	(210,843)	(134,473)
Contributions from non-controlling interests	1,399	—
Distributions to non-controlling interests	(47,914)	(558)
Issuance of debt of consolidated VIEs	8,760	—
Repayment of debt of consolidated VIEs	(93,293)	—
Distributions of cash from consolidated VIEs	18,598	—
Net cash provided by financing activities	2,325,861	553,682
Net increase in cash and cash equivalents	358,255	30,172
Cash and cash equivalents, beginning of period	177,671	114,027
Effect of exchange rate changes on cash	908	—
Cash and cash equivalents, end of period	$536,834	$144,199
Supplemental disclosure of cash flow information:
Cash paid for interest	$54,548	$34,640
Income taxes paid	$24,794	$990
Supplemental disclosure of non-cash investing and financing activities:
Fair value of assets acquired	$1,041,927	$—
Fair value of liabilities assumed	$562,279	$—
Dividends declared, but not yet paid	$90,130	$51,629
Unsettled trade receivable	$14,338	$—
Consolidation of VIEs (VIE asset/liability additions)	$15,033,274	$—
Deconsolidation of VIEs (VIE asset/liability reductions)	$584,804	$—
Repurchase agreements settled net with proceeds from sale of loans held-for-sale	$449,134	$—
Interest only security received in connection with securitization	$1,889	$—

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of September 30, 2013

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

On April 19, 2013, we acquired the equity of LNR Property LLC (“LNR”) and certain of its subsidiaries for an initial agreed upon purchase price of approximately $859 million, which was reduced for transaction expenses and distributions occurring after September 30, 2012, resulting in cash consideration of approximately $730 million. Immediately prior to the acquisition, an affiliate acquired the remaining equity comprising LNR’s commercial property division for a purchase price of $194 million. The portion of the LNR business acquired by us includes the following: (i) a servicing business that manages and works out problem assets, (ii) a finance business that is focused on selectively acquiring and managing real estate finance investments, including unrated, investment grade and non-investment grade rated CMBS, including subordinated interests of securitization and resecuritization transactions, and high yielding real estate loans; and (iii) a mortgage loan business which originates conduit loans for the primary purpose of selling these loans into securitization transactions. Refer to Note 3 for further discussion.

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

The newly established TRSs engage in various real estate related operations, including special servicing of commercial real estate, originating and securitizing commercial mortgage loans, and investing in entities which engage in real estate related operations. As of September 30, 2013, $1.1 billion of the LNR assets were owned by TRS entities. Our TRSs are not consolidated for federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.

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

Because LNR often serves as the special servicer of the trusts in which they invest, consolidation of these structures is required pursuant to the accounting guidance outlined in detail below. This results in a consolidated balance sheet which presents the gross assets and liabilities of the SPEs. The assets and other instruments held by these SPEs are restricted and can only be used to fulfill the obligations of the entity. Additionally, the obligations of the SPEs do not have any recourse to the general credit of any other consolidated entities, nor to us as the consolidator of these SPEs.

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

Basis of Accounting and Principles of Consolidation

The accompanying condensed consolidated financial statements include our accounts and those of our consolidated subsidiaries. Our results include those of LNR for the period from April 19, 2013 (LNR acquisition date) through September 30, 2013 (the “LNR Stub Period”). Intercompany amounts have been eliminated. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been included.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full year.

Refer to our Form 10-K for a description of our recurring accounting policies. We have included disclosure in this Note 2 regarding principles of consolidation and other accounting policies that either (i) became significant as a result of our acquisition of LNR, or (ii) became significant due to an increase in the significance of the underlying business activity.

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

Variable Interest Entities

We evaluate all of our interests in VIEs for consolidation. When our interests are determined to be variable interests, we assess whether we are deemed to be the primary beneficiary of the VIE. The primary beneficiary of a VIE is required to consolidate the VIE. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, defines the primary beneficiary as the party that has both (i) the power to direct the activities of the VIE that most significantly impact its economic performance, and (ii) the obligation to absorb losses and the right to receive benefits from the VIE which could be potentially significant. We consider our variable interests as well as any variable interests of our related parties in making this determination. Where both of these factors are present, we are deemed to be the primary beneficiary and we consolidate the VIE. Where either one of these factors is not present, we are not the primary beneficiary and do not consolidate the VIE.

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

We perform ongoing reassessments of: (1) whether any entities previously evaluated under the majority voting interest framework have become VIEs, based on certain events, and therefore subject to the VIE consolidation framework, and (2) whether changes in the facts and circumstances regarding our involvement with a VIE causes our consolidation conclusion regarding the VIE to change.

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

We applied the provisions of ASC 805 in accounting for our acquisition of LNR. In doing so, we recorded provisional amounts for certain items as of the date of the acquisition, including the fair value of certain assets and liabilities. During the measurement period, a period which shall not exceed one year, we retrospectively adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of such date that, if known, would have affected the measurement of the amounts recognized. See further discussion in Note 3.

Goodwill and Intangible Assets

Goodwill is not amortized, but rather tested for impairment annually or more frequently if events or changes in circumstances indicate potential impairment. Goodwill at September 30, 2013 represents the excess of the consideration paid in connection with the acquisition of LNR over the fair value of net assets acquired.

In testing goodwill for impairment, we follow ASC Topic 350, Intangibles — Goodwill and Other, which permits a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill. If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill, then no impairment is determined to exist for the reporting unit. However, if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value including goodwill, we compare the fair value of that reporting unit with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired with the impairment loss equal to the amount by which the carrying value of the goodwill exceeds the implied fair value of that goodwill.

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

Loans Held-For-Sale

Our loans that we intend to sell or liquidate in the short-term are classified as held-for-sale and are carried at the lower of amortized cost or fair value, unless we have elected to apply the fair value option at origination or purchase. Refer to Note 21 for further disclosure regarding loan transfer activity. The conduit business we acquired from LNR originates fixed rate commercial mortgage loans for future sale to multi-seller securitization trusts. We periodically enter into derivative financial instruments to hedge unpredictable changes in fair value of this loan portfolio, including changes resulting from both interest rates and credit quality. Because these derivatives are not designated, changes in their fair value are recorded in earnings. In order to best reflect the results of the hedged loan portfolio in earnings, we have elected the fair value option for these loans. As a result, changes in the fair value of the loans are also recorded in earnings.

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

We have elected the fair value option for eligible financial assets and liabilities of our consolidated VIEs, loans held-for-sale originated by LNR’s conduit platform, purchased CMBS issued by VIEs we could consolidate in the future and certain investments in marketable equity securities. The fair value elections for VIE and securitization related items were made in order to mitigate accounting mismatches between the carrying value of the instruments and the related assets and liabilities that we consolidate at fair value. The fair value elections for mortgage loans held-for-sale originated by LNR’s conduit platform were made due to the short-term nature of these instruments. The fair value elections for investments in marketable equity securities were made because the shares are listed on an exchange, which allows us to determine the fair value using a quoted price from an active market.

Fair Value Measurements

We measure our mortgage-backed securities, derivative assets and liabilities, domestic servicing rights intangible asset and any assets or liabilities where we have elected the fair value option at fair value. When actively quoted observable prices are not available, we either use implied pricing from similar assets and liabilities or valuation models based on net present values of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors.

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

Residential Real Estate & Non-Performing Residential Loans

Residential Real Estate

Acquired residential real estate is evaluated to determine whether it meets the definition of a business or of an asset under GAAP. For asset acquisitions, we capitalize (1) pre-acquisition costs to the extent such costs would have been capitalized had we owned the asset when the cost was incurred, and (2) closing and other direct acquisition costs. We then allocate the total asset acquisitions cost among land, building and furniture and fixtures, based on their relative fair values, generally utilizing the relative allocation that was contained in the property tax assessment of the same or a similar property, adjusted as deemed necessary.

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

We evaluate our properties to be held and used for indications of impairment at least quarterly, typically in connection with preparing the quarter-end financial statements. We assess impairment at the lowest level for which cash flows are available, which is on a per-property basis. If an impairment indicator exists, we compare the property’s expected future undiscounted cash flows to the carrying amount of the property. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the property, we record an impairment charge equal to the excess of the property’s carrying amount over the estimated fair value. In estimating fair value, we primarily consider the local broker price opinion, but also consider any other comparable home sales or other market data, as necessary.

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

We evaluate our non-performing residential mortgage loans for impairment at least quarterly, typically in connection with preparing the quarter-end financial statements. As our loans held for investment were non-performing when acquired, we generally look to the estimated fair value of the underlying property collateral to assess the recoverability of our investments. As described in our real estate accounting policy above, we primarily utilize the local broker price opinion, but also consider any other comparable home sales or other market data as considered necessary, in estimating a property’s fair value. If the carrying amount of a loan exceeds the estimated fair value of the underlying collateral, we will record an impairment loss for the difference between the estimated fair value of the property collateral and the carrying amount of the loan. Through September 30, 2013, no impairments have been recorded on any of our loans.

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

Investment in Unconsolidated Entities

We own non-controlling equity interests in various privately-held partnerships and limited liability companies. Unless we elect the fair value option under ASC 825, we use the cost method to account for investments in which we own less than 20% and do not have significant influence over the underlying investees. We use the equity method to account for all other non-controlling interests in partnerships and limited liability companies. Cost method investments are initially recorded at cost and income is generally recorded when distributions are received. Equity method investments are initially recorded at cost and subsequently adjusted for our share of income or loss, as well as contributions made or distributions received.

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

For investments in publicly traded companies where we have virtually no influence over the activities of these companies and minimal ownership percentages, such investments are classified as available-for-sale and reported at fair value in the balance sheet, with unrealized gains and losses reported as a component of other comprehensive income (loss). For investments in publicly traded securities where we have the ability to exercise significant influence, but not control, over underlying investees, we have elected the fair value option and report the assets at fair value on the balance sheet with unrealized gains and losses reported in earnings. Dividends on our available-for-sale equity securities are recorded in the statement of operations on the record date.

Securitization/Sale and Financing Arrangements

We periodically sell our financial assets, such as commercial mortgage loans, CMBS and other assets. In connection with these transactions, we may retain or acquire senior or subordinated interests in the related assets. Gains and losses on such transactions are recognized using the guidance in ASC Topic 860, Transfers and Servicing, which is based on a financial components approach that focuses on control. Under this approach, after a transfer of financial assets that meets the criteria for treatment as a sale—legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint, and transferred control—an entity recognizes the financial assets it retains and any liabilities it has incurred, derecognizes the financial assets it has sold, and derecognizes liabilities when extinguished. We determine the gain or loss on sale of the assets by allocating the carrying value of the sold asset between the sold asset and the interests retained based on their relative fair values, as applicable. The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the sold asset. If the sold asset is being accounted for pursuant to the fair value option, there is no gain or loss.

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

We recognize tax positions in the financial statements only when it is more likely than not that the position will be sustained upon examination of the relevant taxing authority, based on the technical merits of the tax position. A tax position is measured at the largest amount of benefit that will more likely than not be realized upon settlement. A liability is established for the differences between positions taken in a tax return and amounts recognized in the financial statements and no portion of the benefit is recognized in our condensed consolidated statements of operations. We report interest and penalties related to income tax matters as a component of income tax expense.

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

Underwriting Commissions and Offering Costs

Underwriting and offering costs related to our equity offering activities, which consist primarily of our equity offerings in September 2013, April 2013 and October 2012 as well as our at-the-market offering program, were $0.3 million and $1.0 million for the three and nine months ended September 30, 2013, respectively, and are reflected as a reduction of additional paid-in capital in the condensed consolidated statements of equity. Underwriting and offering costs were $2.3 million and $2.3 million for the three and nine months ended September 30, 2012, respectively.

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

Reclassification

As a result of the LNR acquisition as well as the increased significance of our single family home segment as discussed above (also refer to Note 24), certain items in our December 31, 2012 consolidated balance sheet and condensed consolidated statements of operations for the three and nine months ended September 30, 2012 as well as in our condensed consolidated statements of cash flows for the nine months ended September 30, 2012, have been reclassified to conform to the current presentation. The tables below describe the reclassifications to these respective financial statements:

December 31, 2012 Consolidated Balance Sheet (amounts in thousands)

Financial Statement Caption	Amount As Previously Reported	Reclassification Adjustment		Amount as Adjusted
Mortgage-backed securities, available-for-sale, at fair value	862,587	(862,587	)(a)	—
Investment securities	—	862,587	(a)
		21,667	(b)	884,254
Other investments	221,983	(21,667	)(b)
		(167,998	)(c)
		(32,318	)(d)	—
Residential real estate, net	—	99,115	(c)	99,115
Non-performing residential loans	—	68,883	(c)	68,883
Investment in unconsolidated entities	—	32,318	(d)	32,318
Accounts payable, accrued expenses and other liabilities	—	21,204	(e)
		8,890	(e)	30,094
Accounts payable and accrued expenses	8,890	(8,890	)(e)	—
Other liabilities	21,204	(21,204	)(e)	—

(a)         Mortgage-backed securities, available-for-sale, at fair value are now included in “Investment securities,” which is a new caption in the September 30, 2013 balance sheet.

(b)         There were $21.7 million of marketable equity securities reported within “Other investments” as of December 31, 2012, which are now classified as “Investment securities,” a new caption in the September 30, 2013 balance sheet.

(c)          Our investments in residential real estate and non-performing residential loans have increased significantly during 2013, and are now separately reported in the September 30, 2013 balance sheet. Such amounts were classified within “Other investments” as of December 31, 2012.

(d)         Represents investments in unconsolidated entities that were classified within “Other investments” as of December 31, 2012. Such investments are now reported within “Investment in unconsolidated entities,” which is a new caption in the September 30, 2013 balance sheet.

(e)          We have combined accounts payable, accrued expenses and other liabilities into one caption in the September 30, 2013 balance sheet. Other liabilities were presented separately in the December 31, 2012 balance sheet.

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

Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2012
 (amounts in thousands)

Financial Statement Caption	Amount As Previously Reported	Reclassification Adjustment		Amount as Adjusted
Other revenues	—	180	(a)	180
Interest income from cash balances	180	(180	)(a)	—
Earnings from unconsolidated entities	—	2,739	(b)	2,739
Rental income	—	59	(b)	59
Residential segment, other operating costs	—	327	(b)	327
Depreciation and amortization	—	78	(b)	78
Other income	2,923	(2,393	)(b)	530
Net gains (losses) on currency hedges	(10,392)	10,392	(c)	—
Net gains (losses) on interest rate hedges	608	(608	)(c)	—
Loss on derivative financial instruments	—	(9,784	)(c)	(9,784)
Net realized foreign currency gains (losses)	8,515	(8,515	)(d)	—
Unrealized foreign currency remeasurement gains	2,707	(2,707	)(d)	—
Foreign currency gain, net	—	11,222	(d)	11,222

Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2012
 (amounts in thousands)

Financial Statement Caption	Amount As Previously Reported	Reclassification Adjustment		Amount as Adjusted
Other revenues	—	66	(a)	66
Interest income from cash balances	66	(66	)(a)	—
Earnings from unconsolidated entities	—	787	(b)	787
Rental income	—	59	(b)	59
Residential segment, other operating costs	—	327	(b)	327
Depreciation and amortization	—	78	(b)	78
Other income	621	(441	)(b)	180
Net gains (losses) on currency hedges	(7,510)	7,510	(c)	—
Net gains (losses) on interest rate hedges	(51)	51	(c)	—
Loss on derivative financial instruments	—	(7,561	)(c)	(7,561)
Net realized foreign currency gains (losses)	(337)	337	(d)	—
Unrealized foreign currency remeasurement gains (losses)	7,062	(7,062	)(d)	—
Foreign currency gain, net	—	6,725	(d)	6,725

(a)         Interest income from cash balances has been reclassified into “Other revenues,” a new caption in the income statement for the three and nine months ended September 30, 2013.

(b)         Earnings from unconsolidated entities and various other items are now separate captions in the income statement for the three and nine months ended September 30, 2013. We previously classified such items for the three and nine months ended September 30, 2012, within “Other income.”

(c)          The amounts in “Net gains (losses) on currency hedges” and “Net gains (losses) on interest rate hedges” have been reclassified into “Loss on derivative financial instruments,” a new caption in the income statement for the three and nine months ended September 30, 2013.

(d)         The amounts in “Net realized foreign currency gains (losses) and “Unrealized foreign currency remeasurement gains (losses)” have been reclassified into “Foreign currency gain, net,” which is a new caption in the income statement for the three and nine months ended September 30, 2013.

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012

(amounts in thousands)

Financial Statement Caption	Amount As Previously Reported	Reclassification Adjustment		Amount as Adjusted
Gain on sale of available-for-sale securities	(12,097)	12,097	(a)	—
Gain on sale of loans	(7,177)	7,177	(a)	—
Gain on sale of investments	—	(19,274	)(a)	(19,274)

Unrealized gains (losses) on interest rate hedges	(9,991)	9,991	(b)	—
Unrealized losses on currency hedges	13,319	(13,319	)(b)	—
Change in fair value of derivatives	—	3,328	(b)	3,328

Gain on foreign currency remeasurement	(8,809)	8,809	(c)	—
Unrealized foreign currency remeasurement losses (gains)	(2,707)	2,707	(c)	—
Foreign currency gain, net	—	(11,516	)(c)	(11,516)

Purchased interest on investments	(638)	638	(d)	—
Origination and purchase of loans held-for-investment	(942,692)	(638	)(d)	(943,330)

Loan maturities	460,789	(460,789	)(e)	—
Loan investment principal repayments	33,518	(33,518	)(e)	—
Proceeds from principal collections on loans	—	494,307	(e)	494,307

(a)         We have combined “Gain on sale of available-for-sale securities” and “Gain on sale of loans” into “Gain on sale of investments,” a new caption in our cash flow statement for the nine months ended September 30, 2013.

(b)         We have combined “Unrealized gains (losses) on interest rate hedges” and “Unrealized (gains) losses on currency hedges” into “Change in fair value of derivatives,” which is a new caption in our cash flow statement for the nine months ended September 30, 2013.

(c)          We have combined “Gain on foreign currency remeasurement” and “Unrealized foreign currency remeasurement losses (gains)” into “Foreign currency gain, net,” which is a new caption in our cash flow statement for the nine months ended September 30, 2013.

(d)         We have combined “Purchased interest on investments” into “Origination and purchase of loans held-for-investment.”

(e)          We have combined “Loan maturities” and “Loan investment principal repayments” into “Proceeds from principal collections on loans,” which is a new caption in our cash flow statement for the nine months ended September 30, 2013.

Recent Accounting Developments

As noted above, the consolidation of securitization VIEs has a significant impact on our balance sheet and statement of operations presentation on a GAAP basis.  Also as noted above, we measure the assets and liabilities of consolidated VIEs at fair value pursuant to our election of the fair value option.  In doing so, we maximize the use of observable inputs over unobservable inputs, which results in the fair value of the assets of a static CMBS trust, or collateralized financing entity (“CFE”), being equal to the fair value of its liabilities.

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

Comment letters on the ED were due by October 17, 2013.  We have submitted a comment letter to the FASB expressing our concerns with respect to this issue.  We have also engaged in discussions with the FASB regarding our comment letter and the significant limitations that the ED would impose on our ability to prepare GAAP financial statements.

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

The following table summarizes the initial and adjusted provisional estimates of identified assets acquired and liabilities assumed at the acquisition date, before consolidation of securitization VIEs, which had no impact on the purchase price (in thousands):

	Initial Provisional Amounts	Measurement Period Adjustments	Adjusted Provisional Amounts
Assets acquired:
Cash and cash equivalents	$143,771	$—	$143,771
Restricted cash	24,413	—	24,413
Loans held-for-investment	8,015	—	8,015
Loans held-for-sale	256,502	—	256,502
Investment securities	314,471	—	314,471
Intangible assets — servicing rights	276,989	—	276,989
Investment in unconsolidated entities	97,588	(1,170)	96,418
Derivative assets	3,103	—	3,103
Interest receivable	1,315	—	1,315
Other assets	60,853	(152)	60,701
Total assets acquired	1,187,020	(1,322)	1,185,698

Liabilities assumed:
Accounts payable, accrued expenses and other liabilities	118,621	4,927	123,548
Secured financing agreements	438,377	—	438,377
Derivative liabilities	354	—	354
Total liabilities assumed	557,352	4,927	562,279
Net assets acquired	$629,668	$(6,249)	$623,419

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets acquired and liabilities assumed. This determination of goodwill is as follows (amounts in thousands):

	Initial Provisional Amounts	Measurement Period Adjustments	Adjusted Provisional Amounts
Purchase price	$730,518	—	$730,518
Provisional estimates of the fair value of net assets acquired	629,668	(6,249)	623,419
Goodwill	$100,850	6,249	$107,099

On the acquisition date, we repaid LNR’s senior credit facility for its outstanding balance and accrued interest of $268.9 million.

During the three months ended September 30, 2013, we retrospectively adjusted our initial provisional estimates of the identified assets acquired and liabilities assumed for new information obtained regarding facts and circumstances that existed as of the acquisition date. Such balance sheet adjustments had no retrospective effect on previously reported results of operations.

Since the acquisition date and before consolidation of securitization VIEs, LNR has recognized revenues of $152.6 million and net earnings of $79.8 million which are reflected in our condensed consolidated statements of operations.  We incurred acquisition-related costs such as advisory, legal, and due diligence services of approximately $0.3 million and $18.0 million during the three and nine months ended September 30, 2013, respectively, which are included in business combination costs within our condensed consolidated statements of operations.

The pro forma revenue and net income of the combined entity for the three and nine months ended September 30, 2013 and 2012, assuming the business combination was consummated on January 1, 2012, are as follows (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues	$155,536	$150,058	$459,856	$416,109
Net income	97,288	112,757	299,338	263,908

Pro forma revenues and expenses were adjusted to exclude interest expense on LNR’s senior credit facility, which was repaid at the acquisition date, and certain other non-recurring acquisition related costs.  We included an estimated income tax provision and management fee expense for periods prior to the acquisition date and estimated interest expense for the term loan facility discussed in Note 10.  The amounts of these adjustments are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net interest expense addition (deduction)	$—	$(1,416)	$752	$(4,385)
Non-recurring acquisition costs addition (deduction)	(7,291)	7,699	(125,936)	23,097
Income tax provision addition	1,604	15,722	15,577	28,647
Management fee expense addition	—	23,164	18,657	32,907

4. Restricted Cash

In connection with the LNR acquisition, we assumed a $23.1 million escrow account funded by the sellers of LNR on behalf of certain employees. The cash from this account is payable to the employees upon the occurrence of certain events, including involuntary termination without cause or the employees rendering of service through the nine month anniversary of the acquisition date.  Also in connection with the LNR acquisition, we were required to cash collateralize certain obligations of LNR, including letters of credit and performance obligations.  The Company funded $3.3 million for these obligations and our affiliate funded the remaining $6.2 million.  The full amount is in the name of a subsidiary of the Company and is therefore reflected as the Company’s restricted cash.  An offsetting payable to our affiliate of $6.2 million is recorded in related party payable in our condensed consolidated balance sheets. A summary of our restricted cash as of September 30, 2013 and December 31, 2012, is as follows (amounts in thousands):

	September 30, 2013	December 31, 2012
Funds held in escrow for employees	$19,587	$—
Cash collateral for derivative financial instruments	14,608	—
Cash collateral for performance obligations	9,482	—
Funds held in escrow on behalf of borrowers and other	39,029	3,429
	$82,706	$3,429

5. Loans

Our investments in loans held-for-investment are accounted for at amortized cost and the loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option. The following table summarizes our investments in mortgages and loans by subordination class as of September 30, 2013 and December 31, 2012 (amounts in thousands):

September 30, 2013	Carrying Value	Face Amount	Weighted Average Coupon	WAL (years)(2)
First mortgages	$1,928,052	$1,975,959	6.1%	4.3
Subordinated mortgages(1)	523,393	560,147	7.9%	3.5
Mezzanine loans	1,342,793	1,354,863	10.8%	3.5
Total loans held-for-investment	3,794,238	3,890,969
First mortgages held-for-sale, lower of cost or fair value	66,018	67,000	3.5%	4.9
First mortgages held-for-sale, fair value option elected	279,121	273,110	5.3%	9.3
Loans transferred as secured borrowings	85,590	85,740	4.7%	2.4
Total gross loans	4,224,967	4,316,819
Loan loss allowance	(3,976)	—
Total net loans	$4,220,991	$4,316,819

December 31, 2012	Carrying Value	Face Amount	Weighted Average Coupon	WAL (years)(2)
First mortgages	$1,461,666	$1,502,382	6.2%	3.8
Subordinated mortgages(1)	397,159	430,444	9.8%	4.0
Mezzanine loans	1,057,670	1,079,897	10.3%	3.6
Total loans held-for-investment	2,916,495	3,012,723
Loans transferred as secured borrowings	85,901	86,337	4.7%	3.2
Total gross loans	3,002,396	3,099,060
Loan loss allowance	(2,061)	—
Total net loans	$3,000,335	$3,099,060

(1)                                 Subordinated mortgages include (i) subordinated mortgages that we retain after having sold first mortgage positions related to the same collateral, (ii) B-Notes, and (iii) subordinated loan participations.

(2)                                 Represents the WAL of each respective group of loans. The WAL of each individual loan is calculated as a fraction, the numerator of which is the sum of the timing (in years) of each expected future principal payment multiplied by the balance of the respective payment, and with a denominator equal to the sum of the expected principal payments using the contractually extended maturity dates of the assets. This calculation was made as of September 30, 2013 and December 31, 2012. Assumptions for the calculation of the WAL are adjusted as necessary for changes in projected principal repayments and/or maturity dates of the loan.

As of September 30, 2013, approximately $2.7 billion, or 64.1%, of the loans are variable rate and pay interest at LIBOR or EURIBOR plus a weighted-average spread of 6.17%. The following table summarizes our investments in floating rate loans (amounts in thousands):

	September 30, 2013		December 31, 2012
Index	Rate	Carrying Value	Rate	Carrying Value
1 Month LIBOR	0.1789%	$453,690	0.2087%	$674,327
1 Month Citibank LIBOR(1)	N/A	—	0.1900%	93,195
3 Month Citibank LIBOR(1)	N/A	—	0.3000%	7,217
3 Month EURIBOR	0.225%	54,091	N/A	—
LIBOR Floor	0.19% - 3.0%(2)	2,201,216	0.5% - 2.0%	1,143,443
Total		$2,708,997		$1,918,182

(1)                                 The Citibank LIBOR rate is equal to the rate per annum at which deposits in United States dollars are offered by the principal office of Citibank, N.A. in London, England to prime banks in the London interbank market.

(2)                                 The weighted-average LIBOR Floor is 0.52% as of September 30, 2013.

As of September 30, 2013, the risk ratings for loans subject to our rating system, which is described in our Form 10-K, and excludes loans on cost recovery method and loans for which the fair value option has been elected, by class of loan were as follows (amounts in thousands):

	Balance Sheet Classification
Risk	Loans Held-For-Investment				Loans Transferred
Rating Category	First Mortgages	Subordinated Mortgages	Mezzanine Loans	Loans Held- For-Sale	As Secured Borrowings	Total
1	$—	$—	$—	$—	$—	$—
2	25,473	2,422	343,818	—	13,046	384,759
3	1,740,951	489,430	919,293	66,018	72,544	3,288,236
4	153,845	31,541	79,682	—	—	265,068
5	—	—	—	—	—	—
Not Rated	7,783	—	—	279,121	—	286,904
	$1,928,052	$523,393	$1,342,793	$345,139	$85,590	$4,224,967

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

After completing the impairment evaluation process described in our Form 10-K, we concluded that no impairment charges were required on any individual loans held for investment as of September 30, 2013 or December 31, 2012. As of September 30, 2013, none of our loans held for investment were in default. Additionally, none of our held-for-sale loans where we have elected the fair value option were 90 days or more past due or on nonaccrual status.

We recorded an allowance for loan losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4,” plus (ii) 5% of the aggregate carrying amount of loans rated as a “5.” These groups accounted for 6.3% and 3.7% of our loan portfolio as of September 30, 2013 and December 31, 2012, respectively (amounts in thousands):

	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012
Reserve for loan losses at beginning of year	$2,061	$—
Provision for loan losses	1,915	—
Charge-offs	—	—
Recoveries	—	—
Reserve for loan losses at end of period	$3,976	$—
Recorded investment in loans related to the allowance for loan loss	$265,068	$—

For the nine months ended September 30, 2013, the activity in our loan portfolio was as follows (amounts in thousands):

Balance December 31, 2012	$3,000,335
Acquisition of LNR loans	264,517
Acquisitions/originations	2,506,378
Capitalized interest (1)	12,481
Basis of loans sold (2)	(1,221,396)
Loan maturities	(329,636)
Principal repayments	(65,272)
Discount accretion/premium amortization	26,917
Changes in fair value	26,315
Unrealized foreign currency remeasurement gain	3,784
Capitalized cost written off	(1,517)
Loan loss allowance	(1,915)
Balance September 30, 2013	$4,220,991

(1)         Represents accrued interest income on loans whose terms do not require current payment of interest.

(2)         See Note 12 of the condensed consolidated financial statements for additional disclosure on these transactions.

We acquired or originated $2.5 billion (face value) in loans during the nine months ended September 30, 2013, which included: (1) 74 first mortgage loans originated for future securitization by LNR’s conduit platform (2) an $86.0 million first mortgage construction financing for the development of 30 luxury condominium residences and a ground floor retail space in Manhattan, New York. Of this total loan amount, $50.6 million was funded at closing; (3) an origination of a $350.0 million first mortgage and mezzanine loan for the construction of the Hudson Yards South Tower located on Manhattan’s West side with $98.9 million funded at close; (4) an origination of a $158.5 million first mortgage and mezzanine loan, with $122.9 million funded at closing, secured by the fee interest in an 11 story office building in New York; (5) an origination of a $275.0 million first mortgage loan of which $225.0 million was funded at close; (6) recapitalization of an existing loan with a $140.0 million first mortgage of which $115.0 million was funded at close. The A-Note was subsequently sold to another lender for proceeds that approximated our carrying amount; (7) refinancing of an existing loan collateralized by a portfolio of hotel properties located throughout the United States.  We co-originated a $142.5 million first mortgage loan with a strategic partner. The $100.0 million A-note was sold in securitization shortly after, resulting in gross proceeds of approximately $99.4 million; (8) an origination of a $145.6 million first mortgage and mezzanine loan, of which $115.0 million was funded at close, secured by a media campus located in Burbank, CA; (9) an origination of an $136.8 million first mortgage loan and mezzanine loan, of which $112.0 million was funded at close, collateralized by eight, two-story office/research & development buildings located on a campus in San Jose, CA; (10) co-originated a Euro-denominated first mortgage loan with an affiliate of the Manager (loan is secured by a portfolio of 225 retail properties in Finland with $53.8 million funded at close and $12.9 million in future funding); and (11) an origination of a $112.0 first mortgage loan secured by 844,820 square feet of land, which currently consists of 15 parking lots totaling 2,509 spaces, located in Boston’s Seaport District. Additionally, eight loans, totaling $147.5 million, were prepaid or matured during the nine months ended September 30, 2013.

6. Investment Securities

Investment securities are comprised of the following as of September 30, 2013 and December 31, 2012, (amounts in thousands):

	September 30, 2013 Carrying Value	December 31, 2012 Carrying Value
CMBS	$112,436	$529,434
CMBS, fair value option (1)	85,710	—
RMBS	316,261	333,153
Held-to-maturity (“HTM”) Securities	37,370	—
Equity Securities	15,016	21,667
Total	$566,793	$884,254

(1)         We also had $324.4 million of fair value option CMBS that are eliminated in consolidation against VIE liabilities pursuant to ASC 810.

During the three and nine months ended September 30, 2013, purchases, sales and principal collections for all investment securities were as follows (amounts in thousands):

Three months ended September 30, 2013	Equity Securities	HTM Security	RMBS	CMBS	CMBS, fair value option	Total
Purchases	$—	$—	$—	$1,889	$21,982	$23,871
Sales	—	—	—	(206,972)	—	(206,972)
Principal collections	—	—	(14,124)	(2,546)	—	(16,670)

On September 16, 2013, we sold a CMBS position for proceeds of $206.9 million, resulting in a gain of $6.4 million.

Nine months ended September 30, 2013	Equity Securities	HTM Security	RMBS	CMBS	CMBS, fair value option	Total
Purchases	$—	$37,174	$20,090	$1,889	$23,601	$82,754
Sales	(6,769)	—	(12,713)	(413,323)	(10,072)	(442,877)
Principal collections	—	—	(46,762)	(10,031)	—	(56,793)

During the three and nine months ended September 30, 2012, purchases, sales and principal collections for all investment securities were as follows (amounts in thousands):

Three months ended September 30, 2012	RMBS	CMBS	Total
Purchases	$95,820	$—	$95,820
Sales	(9,425)	(173,461)	(182,886)
Principal collections	(18,542)	(5,874)	(24,416)

Nine months ended September 30, 2012	RMBS	CMBS	Total
Purchases	$203,438	$372,252	$575,690
Sales	(26,049)	(173,461)	(199,510)
Principal collections	(52,310)	(15,142)	(67,452)

For the three and nine months ended September 30, 2012, there were no purchases, sales or principal collections on Equity Securities, Held-to-Maturity Securities, or CMBS where the fair value option has been elected.

CMBS, Fair Value Option

As discussed in the Fair Value Option section in Note 2, we elect the fair value option for LNR’s CMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs.  As of September 30, 2013, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, before consolidation of securitization VIEs, were $410.1 million and $2.9 billion, respectively.  These balances represent our economic interests in these assets.  However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value ($324.4 million at September 30, 2013) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option CMBS.  During the three and nine months ended September 30, 2013, we purchased $33.4 million and $116.8 million, respectively, of CMBS for which we elected the fair value option. Due to our consolidation of securitization VIEs, a significant portion of this amount ($11.4 million and $93.2 million during the three and nine months ended September 30, 2013, respectively) is reflected as repayment of debt of consolidated VIEs in our condensed consolidated statements of cash flows.

As of September 30, 2013, none of our CMBS where we have elected the fair value option are variable rate. The table below summarizes various attributes of our investment in fair value option CMBS as of September 30, 2013 (amounts in thousands):

September 30, 2013	Weighted Average Coupon	Weighted Average Rating		Weighted Average Life (“WAL”) (Years)(1)
CMBS, fair value option	5.6%	D	(2)	3.4

(1)         The WAL of each security is calculated based on the period of time over which we expect to receive principal cash flows.  Expected principal cash flows are based on contractual payments net of expected losses.

(2)         Includes $56.1 million in fair value option CMBS that are not rated. The remaining $29.6 million in fair value option CMBS have a weighted average rating of CCC-.

CMBS and RMBS

The Company classified all of its CMBS and RMBS investments where the fair value option has not been elected as available-for-sale as of September 30, 2013 and December 31, 2012. Theses CMBS and RMBS are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (loss).

The tables below summarize various attributes of our investments in available-for-sale CMBS and RMBS where the fair value option has not been elected as of September 30, 2013 and December 31, 2012, (amounts in thousands):

				Unrealized Gains or (Losses) Recognized in Accumulated Other Comprehensive Income
September 30, 2013	Purchase Amortized Cost	Credit OTTI	Recorded Amortized Cost	Non-Credit OTTI	Unrealized Gains	Unrealized Losses	Net Fair Value Adjustment	Fair Value
CMBS	$99,081	$—	$99,081	$—	$13,355	$—	$13,355	$112,436
RMBS	273,836	(10,573)	263,263	(34)	56,390	(3,358)	52,998	316,261
Total	$372,917	$(10,573)	$362,344	$(34)	$69,745	$(3,358)	$66,353	$428,697

September 30, 2013	Weighted Average Coupon(1)	Weighted Average Rating	Weighted Average Life (“WAL”) (Years)(2)
CMBS	11.5%	BB+	6.0
RMBS	1.0%	CCC	5.9

(1)         Calculated using the one-month LIBOR rate as of September 30, 2013 of 0.17885% for variable rate securities.

(2)         Represents the WAL of each respective group of MBS. The WAL of each individual security is calculated as a fraction, the numerator of which is the sum of the timing (in years) of each expected future principal payment multiplied by the balance of the respective payment, and with the denominator equal to the sum of the expected principal payments using the contractually extended maturity dates of the assets. This calculation was made as of September 30, 2013. Assumptions for the calculation of the WAL are adjusted as necessary for changes in projected principal repayments and/or maturity dates of the security.

				Unrealized Gains or (Losses) Recognized in Accumulated Other Comprehensive Income
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

As of September 30, 2013, 1.5% of the CMBS where we have not elected the fair value option are variable rate.  As of December 31, 2012, 79.6% of our CMBS are variable rate and paid interest at LIBOR plus a weighted average spread of 2.3%. As of September 30, 2013, approximately $275.4 million, or 87.1%, of the RMBS are variable rate and pay interest at LIBOR plus a weighted average spread of 0.37%. As of December 31, 2012, approximately $281.2 million, or 84.4%, of the RMBS were variable rate and pay interest at LIBOR plus a weighted average spread of 0.38%.  We purchased all of the RMBS at a discount that will be accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of these discounts.

The following table contains a reconciliation of aggregate principal balance to amortized cost for our CMBS and RMBS as of September 30, 2013 and December 31, 2012, excluding CMBS where we have elected the fair value option (amounts in thousands):

	September 30, 2013		December 31, 2012
	CMBS	RMBS	CMBS	RMBS
Principal balance	$99,081	$452,868	$519,575	$489,218
Accretable yield	—	(110,265)	(21,511)	(108,486)
Non-accretable difference	—	(79,340)	—	(97,605)
Total discount	—	(189,605)	(21,511)	(206,091)
Amortized cost	$99,081	$263,263	$498,064	$283,127

The principal balance of credit deteriorated RMBS was $350.4 million and $438.0 million as of September 30, 2013 and December 31, 2012, respectively. Accretable yield related to these securities totaled $85.5 million and $93.6 million, as of September 30, 2013 and December 31, 2012, respectively.

The following table discloses the changes to accretable yield and non-accretable difference for our CMBS and RMBS during the three month period ended September 30, 2013, excluding CMBS where we have elected the fair value option (amounts in thousands):

	For the three months ended September 30, 2013
	Accretable Yield		Non-Accretable Difference
	CMBS	RMBS	CMBS	RMBS
Balance as of June 30, 2013	$7,081	$107,317	$—	$89,306
Accretion of discount	(885)	(5,940)	—	—
Principal write-downs	—	—	—	(1,130)
Purchases	—	—	—	—
Sales	(6,196)	—	—	—
OTTI	—	52	—	—
Transfer to/from non-accretable difference	—	8,836	—	(8,836)
Balance as of September 30, 2013	$—	$110,265	$—	$79,340

The following table discloses the changes to accretable yield and non-accretable difference for our CMBS and RMBS during the nine month period ended September 30, 2013, excluding CMBS where we have elected the fair value option (amounts in thousands):

	For the nine months ended September 30, 2013
	Accretable Yield		Non-Accretable Difference
	CMBS	RMBS	CMBS	RMBS
Balance as of December 31, 2012	$21,511	$108,486	$—	$97,605
Accretion of discount	(5,442)	(17,846)	—	—
Principal write-downs	—	—	—	(2,133)
Purchases	—	5,738	—	1,758
Sales	(16,069)	(2,418)	—	(2,038)
OTTI	—	453	—	—
Transfer to/from non-accretable difference	—	15,852	—	(15,852)
Balance as of September 30, 2013	$—	$110,265	$—	$79,340

Subject to certain limitations on durations, we have allocated an amount to invest in RMBS that cannot exceed 10% of our total assets excluding LNR VIEs. We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.3 million and $1.7 million for the three and nine months ended September 30, 2013, respectively, which has been recorded as management fees in the accompanying condensed consolidated statements of operations.  These costs for the three and nine months ended September 30, 2012 were $0.7 million and $1.5 million, respectively.

The following table presents the gross unrealized losses and estimated fair value of the available-for-sale securities where (i) we have not elected the fair value option, (ii) that were in an unrealized loss position as of September 30, 2013, and (iii) for which OTTIs (full or partial) have not been recognized in earnings (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
As of September 30, 2013	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
CMBS	$—	$—	$—	$—
RMBS	45,304	1,604	(2,874)	(519)
Total	45,304	$1,604	$(2,874)	$(519)

As of September 30, 2013, there were 11 securities with unrealized losses. After evaluating each security we determined that the impairments on 2 of these securities, totaling $86 thousand, were other-than-temporary. Credit losses represented $52 thousand of this total, which we calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our amortized cost basis.  We further determined that the remaining security was not other-than-temporarily impaired.  We considered a number of factors in reaching this conclusion, including that we did not intend to sell any individual security, it was not considered more likely than not that we would be forced to sell any individual security prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost.  Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or impairments could be materially different from what is currently projected and/or reported.  For the three months ended September 30, 2012, our aggregate MBS credit losses (as reported in the condensed consolidated statement of operations) were $0.7 million.

The following table presents the gross unrealized losses and estimated fair value of our securities that were in an unrealized loss position as of December 31, 2012 for which OTTIs (full or partial) had not been recognized in earnings (amounts in thousands):

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

Equity Securities

On December 14, 2012, we acquired 9,140,000 ordinary shares (approximately a 4% interest) in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange, for approximately $14.7 million. We have elected to report the investment at fair value because the shares are listed on an exchange, which allows us to determine the fair value using a quoted price from an active market, and also due to potential lags in reporting resulting from differences in the respective regulatory requirements. We have not received any distributions from SEREF, and the fair value of the investment remeasured in USD was $15.0 million as of September 30, 2013.

7.  Residential Real Estate

During the second quarter of 2012, we began to purchase single family residential homes and non-performing residential loans. At acquisition, a significant portion of the properties were either vacant or had occupants that were not subject to a lease and/or were not paying rent to the previous owner. Upon acquisition, we began actively preparing the properties to be either rented or sold, as applicable. For the three and nine months ended September 30, 2013, we incurred approximately $9.7 million and $31.3 million, respectively, in costs of preparing these properties for their intended use, and such costs were added to our investment basis.

Type	Depreciable Life	Acquisition Cost	Cost Capitalized Subsequent to Acquisition	Accumulated Depreciation	Net Book Value
Building	30 years	$173,554	$19,909	$3,086	$190,377
Land	—	49,706	—	—	49,706
Furniture & Fixtures	5 years	167	616	105	678
Development Assets (1)	—	291,058	16,203	—	307,261
		$514,485	$36,728	$3,191	$548,022

(1)         Development Assets represent residential properties that are being renovated or otherwise prepared for their intended use, which is either sale or rental. Costs incurred during the development period are capitalized.

8. Investment in Unconsolidated Entities

In connection with our acquisition of LNR, we acquired a 50% interest in a joint venture which holds an investment in a privately-held commercial real estate services provider. We account for our interest in the joint venture under the equity method of accounting.  The investment is reflected at a balance of $55.8 million as of September 30, 2013.

In connection with our acquisition of LNR, we acquired a 50% interest in a venture which holds investments in real estate, real estate-related income-bearing debt instruments and other forms of real estate related income bearing securities consisting of, but not limited to CMBS, B-notes, mezzanine debt and distressed debt products across Europe. The investment, which is accounted for under the equity method, is reflected at a balance of $23.8 million as of September 30, 2013.

In connection with our acquisition of LNR, we acquired a 50% interest in a venture which originates small balance real estate loans to commercial customers.  The investment, which is accounted for under the equity method, is reflected at a balance of $21.1 million as of September 30, 2013.

In June 2011, we acquired a non-controlling 49% interest in a privately-held limited liability company (“LLC”) for $25.5 million, which is accounted for under the equity method. In December 2011 we sold 20% of this investment for an amount that approximated our carrying amount. The LLC owns a mezzanine loan participation, and our share of earnings for the three and nine months ended September 30, 2013 was $0.7 million and $2.2 million, respectively, which is included in earnings from unconsolidated entities in our condensed consolidated statements of operations. Our share of earnings for the three and nine months ended September 30, 2012 was $0.6 million and $1.7 million, respectively. As of September 30, 2013 and December 31, 2012, our carrying value was $24.0 million and $24.3 million, respectively.

Prior to 2011, we had committed $9.7 million to acquire at least a 5% interest in a privately-held limited liability company formed to acquire assets of a commercial real estate debt management and servicing business primarily for the opportunity to participate in debt opportunities arising from the venture’s special servicing business (the “Participation Right”). As of September 30, 2013, we had funded $8.0 million of our commitment. As of both September 30, 2013, and December 31, 2012, the cost basis was $8.0 million, and we recognized $0.2 million and $1.3 million of income from distributions during the three and nine months ended September 30, 2013, respectively, related to this investment, which is included in earnings from unconsolidated entities in our condensed consolidated statements of operations. We recognized $0.2 million and $1.0 million income from distributions during the three and nine months ended September 30, 2012, respectively, related to this investment.

9. Goodwill and Intangible Assets

Goodwill

Goodwill at September 30, 2013 represents the excess of consideration transferred over the fair value of net assets acquired on April 19, 2013 for the acquisition of LNR.  The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes an international network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets.  The tax deductible component of our goodwill as of April 19, 2013 is $101.7 million and is deductible over 15 years.

Servicing Rights Intangibles

In connection with the LNR acquisition, we identified domestic and European servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts.  All of our servicing fees are specified by these Pooling and Servicing Agreements.  The table below presents information about our GAAP servicing intangibles for the LNR Stub Period (in thousands).  At September 30, 2013, the balance of the domestic servicing intangible is net of $88.6 million that is eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs.  Before VIE consolidation, the domestic servicing intangible has a balance of $246.6 million, which represents our economic interest in this asset.

Domestic servicing rights, at fair value
Fair value at April 19, 2013	$156,993
Changes in fair value due to changes in inputs and assumptions	1,030
Fair value at September 30, 2013	158,023

European servicing rights
Carrying value at April 19, 2013 (fair value)	32,649
Amortization	(4,765)
Foreign exchange gain	1,825
Carrying value at September 30, 2013 (fair value of $31.4 million)	29,709
Total servicing rights at September 30, 2013	$187,732

The future amortization expense for the European servicing intangible is expected to be as follows (in thousands):

2013 (remainder of)	$3,160
2014	12,961
2015	8,808
2016	3,472
2017 and thereafter	1,308
Total	$29,709

10. Secured Financing Agreements

The following table is a summary of our secured financing agreements in place as of September 30, 2013 (in thousands).  Refer to our Form 10-K for additional information regarding our secured financing agreements:

	Facility Type	Revolver	Eligible Assets	Current Maturity	Extended Maturity (a)	Pricing	Pledged Asset Carrying Value	Maximum Facility Size	Carrying Value
Wells Fargo II	Repurchase	Yes	Identified Loans	Aug 2014	Aug 2015	LIBOR + 1.75% to 6%	$842,044	$550,000	$246,810
Wells Fargo III	Repurchase	Yes	Identified RMBS	(c)	N/A	LIBOR + 1.90%	$289,830	$175,000	$72,719
Wells Fargo IV	Repurchase	No	Identified Loans	Dec 2014	Dec 2016	LIBOR + 2.75%	$210,949	$154,935	$154,935
Goldman III	Repurchase	No	Single Borrower Secured Note	Sep 2015	N/A	LIBOR + 3.70%	$210,125	$149,989	$149,989
Citibank	Repurchase	Yes	Identified Loans	Mar 2014	Mar 2017	LIBOR + 1.75% to 3.75%	$158,643	$125,000	$100,952
Borrowing Base	Bank Credit Facility	Yes	Identified Loans	Sep 2015	Sep 2017	LIBOR + 3.25% (b)	$591,916	$250,000	—
Onewest Bank	Repurchase	No	Identified Loans	Jul 2015	Jul 2017	LIBOR + 3.00%	$124,822	$84,012	$84,012
Conduit I	Repurchase	Yes	Identified Loans	Sep 2014	Sep 2014	LIBOR + 2.20%	$75,234	$250,000	$55,395
Conduit II	Repurchase	Yes	Identified Loans	Nov 2014	Nov 2014	LIBOR + 2.10%	$203,887	$150,000	$149,438
Term Loan	Syndicated Facility	Yes	Specifically Identified Assets	Apr 2020	Apr 2020	LIBOR + 2.75% (b)	$1,726,171	$298,500	$297,794	(d)
								Total	$1,312,044

(a)	Subject to certain conditions as defined in facility agreement.
(b)	Subject to borrower’s option to choose alternative benchmark based rates pursuant to the terms of the credit agreement. The Term Loan is also subject to a 75 basis point floor.
(c)	The date that is 180 days after the buyer delivers notice to seller, subject to a maximum date of March 13, 2015.
(d)	Term loan outstanding balance is net of $706 thousand in discount amortization.

On April 19, 2013, we assumed two repurchase facilities from LNR.  The first is an agreement between Starwood Mortgage Funding I LLC (“SMF I”), an indirect wholly owned subsidiary, and Goldman Sachs Mortgage Company (the “Conduit Repurchase Agreement I”).  Conduit Repurchase Agreement I provides for funding of up to $250.0 million for the origination of commercial mortgage loans for securitization.  This facility is secured by the mortgage loans originated under this facility and accrues interest at one-month LIBOR plus a pricing margin of 2.20%.  As of September 30, 2013, $55.4 million was outstanding under this agreement and the carrying value of the pledged collateral was $75.2 million.  The Company guarantees certain of the obligations of SMF I under the agreement up to a maximum liability of 25% of the then currently outstanding repurchase price of all purchased assets.

The second agreement is between Starwood Mortgage Funding II LLC (“SMF II”), an indirect wholly owned subsidiary and Barclays Bank PLC (the “Conduit Repurchase Agreement II”). Conduit Repurchase Agreement II provides for funding of up to $150.0 million for the origination of commercial mortgage loans for securitization.  This facility is secured by the mortgage loans originated under this facility and accrues interest at one-month LIBOR plus a pricing margin of 2.10%.  As of September 30, 2013, $149.4 million was outstanding under this agreement and the carrying value of the pledged collateral was $203.9 million. The Company guarantees certain of the obligations of SMF II under the agreement up to a maximum liability of 20% of the then currently outstanding repurchase price of all purchased assets.

Also on April 19, 2013, we assumed LNR’s senior credit facility.  Simultaneously with the acquisition, we repaid the outstanding balance plus accrued interest totaling $268.9 million, and entered into a new $300 million term loan facility which is rated BB+/Ba2(S&P/Moody’s). The term loan facility has a seven year term maturing in April 2020. Advances under the Term Loan Facility accrue interest at a per annum rate of one-month LIBOR plus a spread of 2.75% with a 0.75% LIBOR floor and an overall borrowing cost of 3.84% per annum. In addition, the fees to obtain the facility were $7.1 million, which are reflected as other assets.

The following table sets forth our five-year principal repayments schedule for the secured financings, assuming no defaults or expected extensions and excluding the loan transfer secured borrowings (amounts in thousands). Our credit facilities generally require principal to be paid down prior to the facilities’ respective maturities if and when we receive principal payments on, or sell, the investment collateral that we have pledged. The amount reflected in each period includes principal repayments on our credit facilities that would be required if (i) we received the repayments that we expect to receive on the investments that have been pledged as collateral under the credit facilities, as applicable, and (ii) if the credit facilities that are expected to have amounts outstanding at their current maturity dates are not extended or if the respective amounts outstanding are not otherwise refinanced:

2013 (remainder of)	$239,106
2014	589,295
2015	192,599
2016	3,000
2017 and thereafter (1)	288,750
Total	$1,312,750

(1)         Principal paydown of the Term Loan in 2020 excludes $706 thousand in discount amortization.

Secured financing maturities for 2013 primarily relate to $32.4 million on the OneWest Bank Repurchase Agreement, $55.4 million on the Conduit Repurchase Agreement I and $149.4 million on the Conduit Repurchase Agreement II.

As of September 30, 2013 and December 31, 2012, we had approximately $11.6 million and $7.8 million, respectively, of capitalized financing costs, net of amortization which is included in other assets on our consolidated balance sheets. For the three and nine months ended September 30, 2013, approximately $2.1 million and $7.0 million, respectively, of amortization was included in interest expense on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2012, approximately $1.5 million and $3.9 million, respectively, of amortization was included in interest expense on our condensed consolidated statements of operations.

11. Convertible Senior Notes

On February 15, 2013, we issued $600.0 million of 4.55% Convertible Senior Notes due 2018 (the “2018 Notes”). The 2018 Notes were sold to the underwriters at a discount of 2.05%, resulting in net proceeds to us of $587.7 million. On July 3, 2013, we issued $460.0 million of 4.00% Convertible Senior Notes due 2019 (the “2019 Notes”). The 2019 Notes were sold to the underwriters at a discount of 2.125%, resulting in net proceeds to us of $450.2 million. The following summarizes the unsecured convertible senior notes (collectively, the “Convertible Notes”) outstanding as of September 30, 2013 (amounts in thousands, except rates):

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
2018 Notes	$600,000	4.55%	6.08%	35.5981	2/15/2018	4.4 years
2019 Notes	$460,000	4.00%	5.37%	37.9896	1/15/2019	5.3 years

As of September 30, 2013
Total principal	$1,060,000
Net unamortized discount	(64,928)
Carrying amount of debt components	$995,072

Carrying amount of conversion option equity components recorded in additional paid-in capital	$48,502

(1)         Effective rate includes the effects of underwriter purchase discount and the adjustment for the conversion option, the value of which reduced the initial liability and was recorded in additional paid-in-capital.

(2)         The conversion rate represents the number of common shares issuable per $1,000 principal amount of Convertible Notes converted.  The initial conversion rate for the 2018 Notes was 35.5391, but was adjusted to 35.5981 in accordance with the applicable indenture because the dividend distributions of $0.46 per share declared in each of the second and third quarters of 2013 exceeded the initial dividend threshold amount of $0.44 per share specified in the indenture. No such adjustment was necessary with respect to the 2019 Notes because the initial dividend threshold amount is $0.46 per share in the applicable indenture.  The Company has the option to settle any conversions in cash, common shares or a combination thereof.  The if-converted value of the Convertible Notes does not exceed their principal amount at September 30, 2013 since the closing market price of the Company’s common stock of $23.97 per share does not exceed the implicit conversion prices of $28.09 per share for the 2018 Notes and $26.32 for the 2019 Notes .

ASC Topic 470-20 requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. ASC 470-20 requires that the initial proceeds from the sale of these notes be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by the Company at such time. The Company measured the fair value of the debt components of the 2018 Notes and 2019 Notes as of their respective issuance dates based on effective interest rates of 6.08% and 5.37%, respectively.  As a result, the Company attributed an aggregate of approximately $48.5 million of the proceeds to the equity components of the notes, which represents the excess proceeds received over the fair value of the liability components of the notes at the date of issuance. The equity components of the Convertible Notes have been reflected within additional paid-in capital in the condensed consolidated balance sheet as of September 30, 2013. The resulting debt discount is being amortized over the period during which the Convertible Notes are expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to each of the Convertible Notes will increase in subsequent reporting periods through the maturity date as the notes accrete to their par value over the same period. The aggregate contractual interest expense was approximately $11.4 million and $21.5 million for the three and nine months ended September 30, 2013, respectively.  With respect to the amortization of the discount on the liability components of the Convertible Notes, the Company reported additional non-cash interest expense of approximately $3.0 and $5.7 million for the three and nine months ended September 30, 2013, respectively.

Prior to the close of the business day immediately preceding September 1, 2017 for the 2018 Notes and July 15, 2018 for the 2019 Notes, the Convertible Notes will be convertible only upon satisfaction of one or more of the following conditions: (1) the closing market price of the Company’s common stock is at least 130% of the conversion price of the respective Convertible Notes for at least 20 out of 30 trading days prior to the end of the preceding fiscal quarter, (2) the trading price of the Convertible Notes was less than 98% of the product of (i) the conversion rate and (ii) the closing price of the Company’s common stock during any five consecutive trading day period, (3) the Company issues certain equity instruments at less than the 10-day average closing market price of its common stock or the per-share value of certain distributions exceeds the market price of the Company’s common stock by more than 10% or (4) other specified corporate events (significant consolidation, sale, merger, share exchange, fundamental change, etc.).

On or after September 1, 2017 for the 2018 Notes and July 15, 2018 for the 2019 Notes, holders may convert each of their notes at the applicable conversion rate at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date irrespective of the foregoing conditions.

12. Loan Securitization/Sale Activities

As described below, we regularly sell loans and notes under various strategies.  We evaluate such sales as to whether they meet the criteria for treatment as a sale—legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint, and transfer of control.  Unless otherwise described below, the sales during the three and nine months ended September 30, 2013 met the criteria for sale accounting.

Within LNR, we originate commercial mortgage loans with the intent to sell these mortgage loans to SPEs for the purposes of securitization. These SPEs then issue CMBS that are collateralized in part by these assets, as well as other assets transferred to the SPE.  In certain instances, we retain a subordinated interest in the SPE and serve as special servicer for the SPE.  During the three months ended September 30, 2013 and the LNR Stub Period, we sold $363.7 million and $814.8 million, respectively, par value of loans held-for-sale from our conduit platform for their fair values of $375.2 million and $851.5 million, respectively.  During the three months ended September 30, 2013 and the LNR Stub Period, the sale proceeds were used in part to repay $272.1 million and $610.4 million, respectively, of the outstanding balance of the repurchase agreements associated with these loans.

Within the Real Estate Investment Lending segment (refer to Note 24), we originate or acquire loans and then subsequently sell a senior portion, which can be represented in various forms including first mortgages, A-Notes and senior participations.  Typically, our motivation for entering into these transactions is to effectively create leverage on the subordinated position that we will retain and hold for investment.  During the third quarter 2013, we sold $261.6 million in face amount of first mortgage loans, including a $100.0 million A-note into securitization.  LNR was engaged as the special servicer in the securitization transaction, which represents a form of continuing involvement that we concluded was not significant and therefore accounted for the transaction as a sale.  During the second quarter 2013, we concurrently sold senior participations in two separate B-Notes, which generated $95.0 million in aggregate proceeds.  We retained the subordinated interests and therefore accounted for the sales as secured borrowings as required by GAAP.  In addition, we sold first mortgages in May and June where we held and retained mezzanine loans.  These sales generated $52.9 million in total proceeds. During the three months ended March 31, 2013, a related party venture that we consolidate (refer to Note 11) sold its first mortgage loan to independent third parties. We immediately thereafter purchased a pari-passu participation in the loan such that our economic interest in the loan was effectively unchanged. We did not recognize any gain on sale from these transactions given that we held the same economic interest in the first mortgage loan after they were consummated.

13. Derivatives and Hedging Activity

Risk Management Objective of Using Derivatives

We are exposed to certain risk arising from both our business operations and economic conditions. Refer to our consolidated financial statements and notes thereto included in our Form 10-K for further discussion of our risk management objectives and policies.

Cash Flow Hedges of Forecasted Interest Payments

In connection with our repurchase agreements, we have entered into eight outstanding interest rate swaps that have been designated as cash flow hedges of the interest rate risk associated with forecasted interest payments. As of September 30, 2013, the aggregate notional of our interest rate swaps designated as cash flow hedges of interest rate risk totaled $183.4 million.  Under these agreements, we will pay fixed monthly coupons at a fixed rates ranging from 0.557% to 2.228% of the notional amount to the counterparty and receive floating rate LIBOR. Our interest rate swaps designated as cash flow hedges of interest rate risk have maturities ranging from May 2014 to May 2021.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2013 and 2012 we did not recognize any hedge ineffectiveness in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the associated variable-rate debt. Over the next twelve months, we estimate that an additional $1.4 million will be reclassified as an increase to interest expense.  We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of 93 months.

Non-designated Hedges

Derivatives not designated as hedges are derivatives that do not meet the criteria for hedge accounting under GAAP or for which we have not elected to designate as hedges.  Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in gain (loss) on derivative financial instruments in the consolidated statements of operations.

During the three months ended September 30, 2013, we entered into 14 forward contracts whereby we agree to sell an amount of GBP or EUR for agreed upon amount of USD at various dates from October 2013 through March 2016. These forward contracts were executed to economically fix the USD amounts of foreign denominated cash flows expected to be received by us related to foreign denominated loan investments.

As of September 30, 2013, we had 45 foreign exchange forward derivatives to sell GBP with a total notional amount of GBP 198.3 million, one foreign exchange forward derivative to buy GBP with a total notional amount of GBP 64.1 million and 20 foreign exchange forward derivatives to sell EUR with a total notional of EUR 132.4 million that were not designated as hedges in qualifying hedging relationships.

The LNR conduit platform uses interest rate and credit index instruments to manage exposures related to commercial mortgage loans held-for-sale. As of September 30, 2013, there were 34 interest rate swaps where the Company is paying fixed rates, with maturities ranging from 3 to 10 years and a total notional amount of $239.1 million.  As of September 30, 2013, there were four credit index instruments with a total notional amount of $50.0 million.

The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of September 30, 2013 and December 31, 2012 (amounts in thousands):

Tabular Disclosure of Fair Values of Derivative Instruments

	Derivatives in an Asset Position				Derivatives in a Liability Position
	As of September 30, 2013		As of December 31, 2012		As of September 30, 2013		As of December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative Assets	$96	Derivative Assets	$—	Derivative Liabilities	$1,084	Derivative Liabilities	$2,571
Total derivatives designated as hedging instruments		96		—		1,084		2,571
Derivatives not designated as hedging instruments:
Interest rate swaps	Derivative Assets	3,243	Derivative Assets	4,892	Derivative Liabilities	6,186	Derivative Liabilities	1,772
Foreign exchange contracts	Derivative Assets	3,243	N/A	4,335	Derivative Liabilities	24,982	Derivative Liabilities	23,427
Credit index instruments	Derivative Assets	2,931	N/A	—	Derivative Liabilities	—	N/A	—
Total derivatives not designated as hedging instruments		9,417		9,227		31,168		25,199
Total derivatives		$9,513		$9,227		$32,252		$27,770

Cash flow hedges impact for the three months ended September 30, 2013:

Derivative type for cash flow hedge	Amount of Loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate	$594	Interest Expense	$397	Interest Expense	$—

Cash flow hedges impact for the three months ended September 30, 2012:

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of gain recognized in income on derivative (ineffective portion)	Amount of gain recognized in income on derivative (ineffective portion)
Interest Rate	$1,072	Interest Expense	$661	Interest Expense	$—

Cash flow hedges impact for the nine months ended September 30, 2013:

Derivative type for cash flow hedge	Amount of Gain recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate	$332	Interest Expense	$1,251	Interest Expense	$—

Cash flow hedges impact for the nine months ended September 30, 2012:

Derivative type for cash flow hedge	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of gain recognized in income on derivative (ineffective portion)	Amount of gain recognized in income on derivative (ineffective portion)
Interest Rate	$3,534	Interest Expense	$1,911	Interest Expense	$—

Non-Designated derivatives impact for the three months ended September 30, 2013 and 2012:

Derivatives Not Designated	Location of Gain/(Loss) Recognized in Income on	Amount of Gain/(Loss) Recognized in Income on Derivative
as Hedging Instruments	Derivative	2013	2012
Interest Rate Swaps	Gain (loss) on derivative financial instruments	$(4,261)	$(51)
Foreign Exchange Contracts	Gain (loss) on derivative financial instruments	(17,459)	(7,510)
Credit Index Instruments	Gain (loss) on derivative financial instruments	(731)	—
		$(22,451)	$(7,561)

Non-Designated derivatives impact for the nine months ended September 30, 2013 and 2012:

Derivatives Not Designated	Location of Gain/(Loss) Recognized in Income on	Amount of Gain/(Loss) Recognized in Income on Derivative
as Hedging Instruments	Derivative	2013	2012
Interest Rate Swaps	Gain (loss) on derivative financial instruments	$2,752	$608
Foreign Exchange Contracts	Gain (loss) on derivative financial instruments	(2,692)	(10,392)
Credit Index Instruments	Gain (loss) on derivative financial instruments	(125)	—
		$(65)	$(9,784)

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

As of September 30, 2013, the fair value of derivatives in a liability position was $32.3 million. As of September 30, 2013, we had posted collateral of $14.6 million related to our derivative financial instruments.

14. Offsetting Assets and Liabilities

In accordance with Accounting Standards Update (“ASU”) No. 2011-11 and ASU No. 2013-01, we are disclosing the following information to enable users of our financial statements to understand the potential effect of netting arrangements on our financial position for recognized assets and liabilities within the scope of these standards, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

		(ii)		(iv)
	(i)	Gross Amounts Offset in the	(iii) = (i) - (ii) Net Amounts of	Gross Amounts Not Offset in the Statement of Financial Position
As of September 30, 2013 Description	Gross Amounts of Recognized Assets	Statement of Financial Position	Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	(v) = (iii) - (iv) Net Amount
Derivatives	$9,513	$—	$9,513	$6,269	$2,080	$1,164

Total	$9,513	$—	$9,513	$6,269	$2,080	$1,164

		(ii)		(iv)
	(i)	Gross Amounts Offset in the	(iii) = (i) - (ii) Net Amounts of	Gross Amounts Not Offset in the Statement of Financial Position
As of September 30, 2013 Description	Gross Amounts of Recognized Liabilities	Statement of Financial Position	Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	(v) = (iii) - (iv) Net Amount
Derivatives	$32,252	$—	$32,252	$6,269	$2,239	$23,744

Secured financing facilities (1)	1,014,250	—	1,014,250	1,014,250	—	—

Total	$1,046,502	$—	$1,046,502	$1,020,519	$2,239	$23,744

(1)         The fair value of assets pledged against the Company’s repurchase agreements was $2,115.5 million at September 30, 2013.

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

Two of our CDO structures are currently in default, which pursuant to the underlying indentures, changes the rights of the variable interest holders.  Upon default of a CDO, the trustee or senior note holders are allowed to exercise certain rights, including liquidation of the collateral, which at that time, is the activity which would most significantly impact the CDO’s economic performance.  Further, when the CDO is in default, the collateral administrator no longer has the option to purchase securities from the CDO.   In cases where the CDO is in default and we do not have the ability to exercise rights which would most significantly impact the CDO’s economic performance, we do not consolidate the VIE.  As of September 30, 2013, neither of these CDO structures was consolidated.

As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization SPEs, whether or not we are deemed to be the primary beneficiary.  As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity.  As of September 30, 2013, our maximum risk of loss related to VIEs in which we were not the primary beneficiary was $85.7 million on a fair value basis.

As of September 30, 2013, the securitization SPEs which we do not consolidate have debt obligations to beneficial interest holders with unpaid principal balances of $142.4 billion.  The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.

16. Related-Party Transactions

Management Agreement

We entered into a Management Agreement with our Manager upon closing of our IPO, which provides for an initial term of three years with automatic one-year extensions thereafter unless terminated as described below. Under the Management Agreement, our Manager, subject to the oversight of our board of directors, is required to manage our day-to-day activities, for which our Manager receives a base management fee and is eligible for an incentive fee and stock awards. Our Manager is also entitled to charge us for certain expenses incurred on our behalf, as described below. Refer to our consolidated financial statements and notes thereto included in our Form 10-K for further discussion of this agreement.

Base Management Fee.    For the three and nine months ended September 30, 2013, approximately $13.5 million and $35.9 million, respectively, was incurred for base management fees.  For the three and nine months ended September 30, 2012, approximately $8.5 million and $23.3 million, respectively, was incurred for base management fees. Management fee payable as of September 30, 2013 and December 31, 2012 was $13.5 million and $0, respectively.

Incentive Fee.  For the three and nine months ended September 30, 2013, approximately $4.8 million and $4.8 million, respectively, was incurred in incentive fees.   For the three and nine months ended September 30, 2012, $2.1 million and $7.5 million, respectively, were incurred in incentive fees. During the quarter ended September 30, 2012, we paid the Manager $2.3 million of the incentive fee earned, 50% in cash and the remaining 50% in stock through the issuance of 50,203 shares of common stock at a price of $22.61 per share. Incentive fee payable as of September 30, 2013 and December 31, 2012 was $4.8 million and $0.7 million, respectively.

Expense Reimbursement.  For the three and nine months ended September 30, 2013, approximately $1.8 million and $6.3 million was incurred, respectively, for executive compensation and other reimbursable expenses of which approximately $1.1 million and $1.1 million was payable as of September 30, 2013 and December 31, 2012, respectively. For the three and nine months ended September 30, 2012, approximately $1.7 million and $4.6 million was incurred, respectively, for executive compensation and other reimbursable expenses.

Loan Investments

On October 16, 2012, we co-originated $475.0 million in financing for the acquisition and redevelopment of a 10 story retail building located at 701 Seventh Avenue in the Times Square area of Manhattan through a joint venture with Starwood Distressed Opportunity Fund IX (“Fund IX”), an affiliate of our Manager. The financing consists of a fully funded $237.5 million first mortgage loan and a $237.5 million mezzanine loan, of which $137.5 million was funded at close. The remaining $100.0 million will be funded upon reaching certain milestones during the transformation of the property.  On October 22, 2012, the joint venture sold a 25% participation in both the first mortgage and mezzanine loan to Vornado Realty Trust (“Vornado”). Upon settling this sale, the Company, Fund IX, and Vornado interest in the first mortgage and mezzanine loans are 56.25%, 18.75% and 25.0%, respectively, and each party will fund their pro rata share of any future fundings. On March 27, 2013, the joint venture, along with Vornado, sold its interest in the first mortgage to Berkadia Proprietary, LLC. Immediately following the sale of the first mortgage, the Company repurchased a 56.25% participation interest in the same first mortgage loan through a wholly owned subsidiary, resulting in no change in net interest for the Company. The joint venture distributed $43.9 million from the sale, net of fees, to Fund IX. The joint venture remains the holder of the mezzanine loan.

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

On August 12, 2013, we co-originated GBP-denominated first mortgage and mezzanine loans with Starfin Lux S.a.r.l. (“Starfin”), an affiliate of our Manager.  The loans are collateralized by a development of a 109 unit retirement community and a 30 key nursing home in Battersea Park, London, England. We and Starfin committed $11.3 million and $22.5 million, respectively, in aggregate for the two loans. The first mortgage loan bears interest at 5.02% and the mezzanine loan bears interest at 15.12%, and the loans each have three-year terms.

On September 13, 2013, we co-originated a EUR-denominated first mortgage loan with Starfin.  The loan had an initial funding of approximately $102.3 million ($53.8 million for us and $48.5 million for Starfin), and future funding commitments totaling $24.6 million, of which the Company is committed to fund $12.9 million and Starfin is committed to fund $11.7 million.  The loan bears interest at three-month EURIBOR plus 7.0% and is secured by a portfolio of approximately 20 retail properties located throughout Finland.  The loan matures in October 2016.

Related Party Arrangements Resulting from the LNR Acquisition

As discussed in Note 8, we acquired 50% of a joint venture in connection with our acquisition of LNR.  An affiliate of ours, Fund IX, owns the remaining 50% of the venture.

As described in Note 4, in connection with the LNR acquisition, we were required to cash collateralize certain obligations of LNR, including letters of credit and performance obligations.  Fund IX funded $6.2 million of this obligation, but the account is within our name and is thus reflected within our restricted cash balance.  We have recognized a corresponding payable to Fund IX of $6.2 million within related party payable in our condensed consolidated balance sheets as of September 30, 2013.

17. Stockholders’ Equity

The Company’s authorized capital stock consists of 100,000,000 shares of preferred stock, $0.01 par value per share, and 500,000,000 shares of common stock, $0.01 par value per share.

Our board of directors declared the following dividends in 2013 and 2012:

Ex-Dividend Date	Record Date	Announce Date	Pay Date	Amount	Frequency
9/26/13	9/30/13	8/6/13	10/15/13	$0.46	Quarterly
6/26/13	6/28/13	5/8/13	7/15/13	$0.46	Quarterly
3/26/13	3/28/13	2/27/13	4/15/13	$0.44	Quarterly
12/27/12	12/31/12	12/13/12	1/15/13	$0.10	Special
12/17/12	12/31/12	11/6/12	1/15/13	$0.44	Quarterly
9/26/12	9/28/12	8/3/12	10/15/12	$0.44	Quarterly
6/27/12	6/29/12	5/8/12	7/13/13	$0.44	Quarterly
3/28/12	3/30/12	2/29/12	4/13/12	$0.44	Quarterly

Equity Incentive Plans

The Company currently maintains the Starwood Property Trust, Inc. Manager Equity Plan (the “Manager Equity Plan”), which provides for the grant of stock options, stock appreciation rights, restricted shares of Common stock, restricted stock units and other equity-based awards, including dividend equivalents, to the Manager. The Company also maintains the Starwood Property Trust, Inc. Equity Plan (the “Equity Plan”), which provides for the same types of equity-based awards to natural persons who provide services to the Company, including employees of the Manager. The maximum number of shares that may be made subject to awards granted under either the Manager Equity Plan or the Equity Plan, determined on a combined basis, was initially 3,112,500 shares. On March 26, 2013, the Company amended, subject to stockholder approval, the Manager Equity Plan (the “Amended Manager Equity Plan”) and the Equity Plan (the “Amended Equity Plan,” and together with the Amended Manager Equity Plan, the “Amended Plans”) to (i) increase the number of shares available under such plans for awards granted on or after January 1, 2013 to 6,000,000 shares of common stock (ii) clarify the prohibitions on the repricing of stock options and stock appreciation rights, and (iii) remove the restriction that no more than an aggregate of 50,000 shares may be subject to awards granted to the Company’s chief financial officer and/or compliance officer. On May 2, 2013, the Company’s stockholders voted to approve the Amended Plans. Additionally, we have reserved 100,000 shares of common stock for issuance under the Starwood Property Trust, Inc. Non-Executive Director Stock Plan (Non-Executive Director Stock Plan) which provides for the issuance of restricted stock, restricted stock units and other equity-based awards to non-executive directors. To date, we have only granted restricted stock and restricted stock units under the three equity incentive plans. The holders of awards of restricted stock or restricted stock units are entitled to receive dividends or “distribution equivalents,” which will be payable at such time dividends are paid on our outstanding shares of common stock.

Effective August 19, 2011, we granted each of our four independent directors an additional 2,877 shares of restricted stock, with a total fair value of approximately $200,000. The grant will vest in one annual installment on the first anniversary of the grant, subject to the director’s continued service. Effective August 19, 2012, we granted each of our four independent directors an additional 2,201 shares of restricted stock, with a total fair value of approximately $200,000. The grant will vest in one annual installment on the first anniversary of the grant, subject to the director’s continued service. Effective September 4, 2013, we granted each of our four directors an additional 2,807 shares of restricted stock, with a total fair value of approximately $281,000.  These grants will vest in one annual installment of the first anniversary of the grant, subject to the director’s continued service.  For the three months ended September 30, 2013 and 2012, approximately $47 thousand and $87 thousand were included in general and administrative expense, respectively, related to the grants. For the nine months ended September 30, 2013 and 2012, approximately $147 thousand and $216 thousand were included in general and administrative expense, respectively, related to the grants.

In August 2009, we granted 1,037,500 restricted stock units with a fair value of approximately $20.8 million at the grant date to our Manager under the Manager Equity Plan. The grant vested ratably in quarterly installments over three years beginning on October 1, 2009, with 86,458 shares vesting each quarter, respectively. In connection with the supplemental equity offering in December 2010, we granted 1,075,000 restricted stock units with a fair value of approximately $21.8 million at the grant date to our Manager under the Manager Equity Plan. The grant vests ratably in quarterly installments over three years beginning on March 31, 2011, with 89,583 shares vesting each quarter. In May 2012, we granted 30,000 restricted common shares to the Manager under the Manager Equity Plan. In connection with the supplemental equity offering in October 2012, we granted 875,000 restricted stock units with a fair value of approximately $19.9 million at the grant date to our Manager under the Manager Equity Plan. The grants vest ratably in quarterly installments over three years beginning on December 31, 2012, with 72,917 shares vesting each quarter. For the three months ended September 30, 2013 and September 30, 2012, approximately 162,501 and 178,542 shares have vested, respectively, and approximately $3.9 million and $4.1 million has been included in management fees related to these grants, respectively.

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

In February 2011, we granted 11,082 restricted shares with a fair value of $250 thousand to an employee under the Equity Plan. The award vests ratably in quarterly installments over three years beginning on March 31, 2011. In March 2012, we granted 17,500 restricted shares with a fair value of $368 thousand to employees under the Equity Plan. Of the total award, 12,500 restricted shares vest in quarterly installments over three years beginning on March 31, 2012 and 5,000 shares vest in annual installments over three years beginning on December 31, 2012. In March 2013, we granted 25,000 restricted shares with a fair value of $694 thousand to an employee under the Equity Plan. The award vests ratably in quarterly installments over three years beginning on March 31, 2013. For the three months ended September 30, 2013 and September 30, 2012, 4,048 and 1,965 shares have vested, respectively, and for the quarters ended September 30, 2013 and September 30, 2012, approximately $98 thousand and $52 thousand was included in general and administrative expense related to the grants, respectively.

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants to Independent Directors	Restricted Stock Grants to Employees	Restricted Stock Unit and Restricted Stock Grants to Manager	Total
Balance as of June 30, 2013	8,804	32,265	835,417	876,486
Granted	11,228	—	—	11,228
Vested	(8,804)	(4,048)	(162,501)	(175,353)
Forfeited	—	—	—	—
Balance as of September 30, 2013	11,228	28,217	672,916	712,361

Vesting Schedule

	Restricted Stock Grants to Independent Directors	Restricted Stock Unit Grants to Employees	Restricted Stock Unit Grants to Manager	Total
2013 (remainder of)	—	5,715	162,501	168,216
2014	11,228	14,168	291,667	317,063
2015	—	8,334	218,748	227,082
Total	11,228	28,217	672,916	712,361

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

Long-Term Incentive Arrangements

In connection with the LNR acquisition, we also assumed long-term incentive compensation arrangements with certain employees.  These arrangements provide for fixed cash payments which vest over three to four year periods and are payable at certain dates within these periods. During the LNR Stub Period, compensation expense associated with these arrangements was immaterial.

Change in Control Retention Arrangements

In connection with the LNR acquisition, we assumed certain performance obligations under the LNR Property LLC Change in Control Bonus Plan (the “Change in Control Plan”).  The purpose of the Change in Control Plan was to provide an incentive to certain key employees upon a change in control, as defined in the plan document.  Pursuant to the plan document, cash bonus awards are payable to participants as follows: (i) 50% upon a change in control, which was paid by the sellers on April 19, 2013, and (ii) the remaining 50% on the nine-month anniversary of a change in control, or sooner if the employee is terminated without cause.  The remaining 50% totaled $23.1 million at the acquisition date and was pre-funded by the sellers into a Rabbi Trust account.  The balance of this account totaled $19.6 million at September 30, 2013 and is reflected within restricted cash on our condensed consolidated balance sheet (see Note 4).  We recognized $15.8 million in general and administrative expense during the LNR Stub Period with respect to this plan.

19. Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component for the three months ended September 30, 2013 are as follows:

	Effective Portion of Cumulative Loss on Cash Flow Hedges	Cumulative Unrealized Gain on Available-for- Sale Securities	Foreign Currency Translation	Total
Beginning balance	$(791)	$68,119	$(7,043)	$60,285
Other comprehensive (loss) income before reclassifications	(594)	6,821	10,967	17,194
Amounts reclassified from accumulated other comprehensive income	397	(8,589)	—	(8,192)
Net current period other comprehensive income	(197)	(1,768)	10,967	9,002
Ending balance	$(988)	$66,351	$3,924	$69,287

The changes in accumulated other comprehensive income by component for the nine months ended September 30, 2013 are as follows:

	Effective Portion of Cumulative Loss on Cash Flow Hedges	Cumulative Unrealized Gain on Available-for- Sale Securities	Foreign Currency Translation	Total
Beginning balance	$(2,571)	$82,246	$—	$79,675
Other comprehensive income before reclassifications	332	7,360	3,924	11,616
Amounts reclassified from accumulated other comprehensive income	1,251	(23,255)	—	(22,004)
Net current period other comprehensive income	1,583	(15,895)	3,924	(10,388)
Ending balance	$(988)	$66,351	$3,924	$69,287

The reclassifications out of accumulated other comprehensive income impacted the statement of operations for the three months ended September 30, 2013 as follows:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Operations
Losses on cash flow hedges
Interest rate contracts	$397	Interest expense
Total	397
Unrealized gains and losses on available for sale securities
Net realized gain/(loss) on sale of investments	(8,537)	Gain on sale of investments, net
OTTI	(52)	OTTI
Total	(8,589)

Total reclassifications for the period	$(8,192)

The reclassifications out of accumulated other comprehensive income impacted the statement of operations for the nine months ended September 30, 2013 as follows:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Operations
Losses on cash flow hedges
Interest rate contracts	1,251	Interest expense
Total	1,251
Unrealized gains and losses on available for sale securities
Net realized gain/(loss) on sale of investments	(22,802)	Gain on sale of investments, net
OTTI	(453)	OTTI
Total	(23,255)

Total reclassifications for the period	$(22,004)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income attributable to Starwood Property Trust, Inc.	$89,715	$50,212	$214,239	$144,861
Net income allocated to participating securities	(310)	(275)	(1,133)	(980)
Numerator for basic and diluted net income per share	$89,405	$49,937	$213,106	$143,881
Basic weighted average shares outstanding	171,520,231	116,673,477	156,614,647	107,077,837
Diluted weighted average shares outstanding(1)	172,394,882	117,381,559	157,650,258	107,958,047
Basic income per share	$0.52	$0.43	$1.36	1.34
Diluted income per share	$0.52	$0.43	$1.36	1.34

(1)         The weighted average number of diluted shares outstanding includes the impact of (i) unvested restricted stock units and restricted stock awards totaling 712,361 and 478,947 as of September 30, 2013 and September 30, 2012, respectively, and (ii) 99,601 and 47,736 shares that were estimated to be issued in connection with the incentive fee payable to the Manager for the quarters ended September 30, 2013 and September 30, 2012, respectively.

As of September 30, 2013, there were 38.8 million potential common shares contingently issuable upon the conversion of the Convertible Notes excluded from the calculation of diluted income per share because the effect would have been anti-dilutive.

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

We have implemented valuation control processes to validate the fair value of our financial instruments measured at fair value including those derived from pricing models. These control processes are designed to assure that the values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and the assumptions are reasonable. Refer to our Form 10-K for further discussion of our valuation control process.

We determine the fair value of our assets and liabilities measured at fair value on a recurring and nonrecurring basis in accordance with the methodology described in our Form 10-K.  For those assets and liabilities acquired in connection with our acquisition of LNR, and arising due to other material transactions, and measured at fair value on a recurring or nonrecurring basis, we have determined fair value as follows:

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

Derivatives

The valuation of derivative contracts are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market based inputs, including interest rate curves, spot and market forward points and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2013, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not as significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.

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

Loans held-for-investment

The fair value of our loans held-for-investment acquired in connection with our acquisition of LNR is based on the estimated fair value of the underlying real estate, which was determined through a combination of appraisals, discounted future cash flows and market capitalization rates. Since the most significant of these inputs are unobservable, we have determined that the fair value of these loans in their entirety should be classified in Level III of the fair value hierarchy.

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

Non-performing residential loans

We estimate the fair value of our non-performing loans by applying an estimated current market discount to the estimated fair value of the underlying residential property collateral.

Investment in unconsolidated entities

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

Assets of consolidated VIEs

The VIEs in which we invest are “static”; that is, no reinvestment is permitted, and there is no active management of the underlying assets.  In determining the fair value of the assets of the VIE, we maximize the use of observable inputs over unobservable inputs.  We also acknowledge that our principal market for selling CMBS assets is the securitization market where the market participant is considered to be a CMBS trust or a CDO.  This methodology results in the fair value of the assets of a static CMBS trust being equal to the fair value of its liabilities.  The individual assets of a VIE are inherently incapable of precise measurement given their illiquid nature and the limitations on available information related to these assets.  Because our methodology for valuing these assets does not value the individual assets of a VIE, but rather uses the value of the VIE liabilities as an indicator of the fair value of VIE assets as a whole, we have determined that our valuations of VIE assets in their entirety should be classified in Level III of the fair value hierarchy.

Secured financing agreements

The fair value of the secured financing agreements acquired in connection with our acquisition of LNR approximates the carrying value of these instruments due to their short-term nature.

Convertible senior notes

The fair value of our convertible senior notes is estimated by discounting the contractual cash flows at the interest rate we estimate such notes would bear if sold in the current market.

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

The following table presents our financial instruments carried at fair value on a recurring basis in the consolidated balance sheet by their level in the fair value hierarchy as of September 30, 2013 (amounts in thousands):

	September 30, 2013
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$279,121	$—	$—	$279,121
RMBS	316,261	—	—	316,261
CMBS	198,146	—	—	198,146
Domestic servicing rights	158,023	—	—	158,023
Equity securities	15,016	15,016	—	—
Derivative assets	9,513	—	9,513	—
VIE assets	97,359,666	—	—	97,359,666
Total	$98,335,746	$15,016	$9,513	$98,311,217

Financial Liabilities:
Derivative liabilities	$32,252	$—	$32,252	$—
VIE liabilities	96,934,006	—	95,150,366	1,783,640
Total	$96,966,258	$—	$95,182,618	$1,783,640

During the three and nine months ended September 30, 2013, we transferred $5.1 million and $117.4 million, respectively, of CMBS investments from Level II to Level III due to a decrease in the observable, relevant market activity.

The changes in financial instruments classified as Level III are as follows for the three months ended September 30, 2013 (amounts in thousands):

	Loans Held- for-sale	RMBS	CMBS	Domestic Servicing Rights	VIE assets	VIE liabilities	Total
Beginning balance, June 30, 2013	$171,176	$319,655	$164,399	$159,891	$97,284,473	$(2,334,660)	$95,764,934
Total realized and unrealized (losses) gains:
Included in earnings:
Change in fair value	25,856	—	4,620	(1,868)	(4,283,956)	239,094	(4,016,254)
Impairment	—	(52)	—	—	—	—	(52)
Included in other comprehensive income	—	4,842	474	—	—	—	5,316
Net accretion	—	5,940	—	—	—	—	5,940
Purchases / Originations	457,468	—	23,871	—	—	—	481,339
Sales	(375,204)	—	—	—	—	—	(375,204)
Issuances	—	—	—	—	—	(8,760)	(8,760)
Cash repayments / receipts	(175)	(14,124)	(163)	—	—	(5,041)	(19,503)
Transfers into Level III	—	—	5,098	—	—	(88,806)	(83,708)
Transfers out of Level III	—	—	—	—	—	483,608	483,608
Consolidations of VIEs	—	—	—	—	4,359,149	(69,075)	4,290,074
Deconsolidations of VIEs	—	—	(153)	—	—	—	(153)
Ending balance, as of September 30, 2013	$279,121	$316,261	$198,146	$158,023	$97,359,666	$(1,783,640)	$96,527,577
Amount of total (losses) gains included in earnings attributable to assets still held at September 30, 2013	$6,011	7,057	5,428	(1,868)	(4,283,956)	239,094	$(4,028,234)

The changes in financial instruments classified as Level III are as follows for the nine months ended September 30, 2013 (amounts in thousands):

	Loans Held- for-sale	RMBS	CMBS	Domestic Servicing Rights	VIE assets	VIE liabilities	Total
Beginning balance, December 31, 2012	$—	$333,153	$—	$—	$—	$—	$333,153
Acquisition of LNR	256,502	—	62,432	156,993	90,989,793	(1,994,243)	89,471,477
Total realized and unrealized (losses) gains:
Included in earnings:							—
Change in fair value	26,315	2,129	3,452	1,030	(8,078,597)	333,542	(7,712,129)
Impairment	—	(453)	—	—	—	—	(453)
Included in other comprehensive income	—	2,970	2,382	—	—	—	5,352
Net accretion	—	17,846	—	—	—	—	17,846
Purchases / Originations	848,137	20,090	23,910	—	—	—	892,137
Sales	(851,539)	(12,712)	(10,072)	—	—	—	(874,323)
Issuances	—	—	—	—	—	(8,760)	(8,760)
Cash repayments / receipts	(294)	(46,762)	(163)	—	—	74,694	27,475
Transfers into Level III	—	—	117,413	—	—	(578,319)	(460,906)
Transfers out of Level III	—	—	—	—	—	636,291	636,291
Consolidations of VIEs	—	—	(1,208)	—	15,033,274	(247,706)	14,784,360
Deconsolidations of VIEs	—	—	—	—	(584,804)	861	(583,943)
Ending balance, as of September 30, 2013	$279,121	$316,261	$198,146	$158,023	$97,359,666	$(1,783,640)	$96,527,577
Amount of total (losses) gains included in earnings attributable to assets still held at September 30, 2013	$6,011	21,363	1,854	1,030	(8,078,597)	333,542	$(7,714,797)

The following table presents our financial instruments carried at fair value on a recurring basis in the consolidated balance sheet by their level in the fair value hierarchy as of December 31, 2012 (amounts in thousands):

	December 31, 2012
	Total	Level I	Level II	Level III
Available-for-sale debt securities:
RMBS	$333,153	$—	$—	$333,153
CMBS	529,434	—	529,434	—
Total available-for-sale debt securities	862,587	—	529,434	333,153
Available-for-sale equity securities:
Real estate industry	21,667	21,667	—	—
Total available-for-sale equity securities:	21,667	21,667	—	—
Total investments	884,254	21,667	529,434	333,153
Derivative assets:
Foreign exchange contracts	$4,335	$—	$4,335	$—
Interest rate contracts	4,892	—	4,892	—
Derivatives liabilities:
Interest rate contracts	(4,343)	—	(4,343)	—
Foreign exchange contracts	(23,427)	—	(23,427)	—
Total derivatives	(18,543)	—	(18,543)	—
Total	$865,711	$21,667	$510,891	$333,153

The changes in investments classified as Level III are as follows for the three months ended September 30, 2012 (amounts in thousands):

Fair Value Measurements Using Significant Unobservable Inputs

(Level III)

	Loans held-for-sale, at fair value	MBS available- for-sale, at fair value	Total
Beginning balance, June 30, 2012	$—	$233,456	$233,456
Purchases	—	95,814	95,814
Originations	—	—	—
Transfer out	—	—	—
Sales	—	(9,425)	(9,425)
Maturities	—	—	—
Principal amortization	—	(18,542)	(18,542)
Net decrease in assets	—	67,847	67,847
Gain (loss) amounts from Level III investments:
Unrealized (loss) gain on assets	—	30,575	30,575
Realized gain on assets	—	730	730
Accretion of discount	—	5,924	5,924
OTTI	—	(637)	(637)
Other	—	5	5
Net gain on assets	—	36,597	36,597
Ending balance, as of September 30, 2012	$—	$337,900	$337,900

The changes in investments classified as Level III are as follows for the nine months ended September 30, 2012 (amounts in thousands):

Fair Value Measurements Using Significant Unobservable Inputs

(Level III)

	Loans held-for-sale, at fair value	MBS available- for-sale, at fair value	Total
Beginning balance, January 1, 2012	$128,593	$341,734	$470,327
Purchases	—	203,433	203,433
Originations	—	—	—
Transfer out	—	(176,786)	(176,786)
Sales	(132,128)	(26,049)	(158,177)
Maturities	—	—	—
Principal amortization	(122)	(52,310)	(52,432)
Net decrease in assets	(132,250)	(51,712)	(183,962)
Gain (loss) amounts from Level III investments:
Unrealized (loss) gain on assets	(5,760)	34,371	28,611
Realized gain on assets	9,417	3,643	13,060
Accretion of discount	—	12,548	12,548
OTTI	—	(2,689)	(2,689)
Other	—	5	5
Net gain on assets	3,657	47,878	51,535
Ending balance, as of September 30, 2012	$—	$337,900	$337,900

The following table presents the fair value of our financial instruments, which are classified as Level III, including loans transferred as secured borrowings, not carried at fair value on the condensed consolidated balance sheet (amounts in thousands):

	Carrying Value as of September 30, 2013	Fair Value as of September 30, 2013	Carrying Value as of December 31, 2012	Fair Value as of December 31, 2012
Financial instruments not carried at fair value:
Loans held-for-investment and loans transferred as secured borrowings	$3,875,852	$3,974,875	$3,000,335	$3,097,089
Loans held-for-sale	66,018	66,813	—	—
Securities, held-to-maturity	37,370	37,600	—	—
European servicing rights	29,709	31,448	—	—
Non-performing residential loans	197,716	203,700	68,883	68,883
Financial Liabilities:
Secured financing agreements, loan transfer secured borrowings, and loan participation liability	$1,493,726	$1,493,257	$1,393,705	$1,397,128
Convertible senior notes	995,072	1,102,300	—	—

The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollar amounts in thousands):

Quantitative Information about Level III Fair Value Measurements

	Carrying Value at September 30, 2013	Valuation Technique	Unobservable Input	Range (1)
Loans held-for-sale, fair value option	$279,121	Discounted cash flow	Yield (b) Duration (c)	4.65% - 5.61% 5.0 to 10.0 years
RMBS	316,261	Discounted cash flow

Constant prepayment rate (a)
Constant default rate (b)
Loss severity (b)
Delinquency Rate (c)
Servicer Advances (a)
Annual Coupon Deterioration (b)

Putback Amount per Projected

Total Collateral Loss (d)

				(0.6)%-14.9% 2.0%-13.3% 10%-83%(e) 5%-47% 8%-100% 0.025%-0.18% 0%-9%
CMBS and CMBS, fair value option	198,146	Discounted cash flow	Yield (b) Duration (c)	0% to 767.0% 0 to 10.0 years
Domestic servicing rights	158,023	Discounted cash flow	Debt yield (a) Discount rate (b)	8.75% 15%
VIE assets	97,359,666	Discounted cash flow	Yield (b) Duration (c)	0% to 791.8% 0 to 23.5 years
VIE liabilities	1,783,640	Discounted cash flow	Yield (b) Duration (c)	0% to 791.8% 0 to 23.5 years

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

22.  Income Taxes

As described in Note 1, we established several TRSs to house certain operations of the LNR segment.  As a result, our income tax provision significantly increased during the LNR Stub Period. Our income tax provision consisted of the following for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Current
Federal	$11,465	$244	21,396	$682
Foreign	1,011	—	1,581	—
State	1,892	57	3,753	158
Total current	14,368	301	26,730	840
Deferred
Federal	59	—	122	—
Foreign	(716)	—	(1,181)	—
State	10	—	20	—
Total deferred	(647)	—	(1,039)	—
Total income tax provision	$13,721	$301	$25,691	$840

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are presented net by tax jurisdiction and are reported in other assets and other liabilities, respectively.  At September 30, 2013, our U.S. tax jurisdiction was in a net deferred tax asset position, while our European tax jurisdiction was in a net deferred tax liability position. The following table presents each of these tax jurisdictions and the tax effects of temporary differences on their respective net deferred tax assets and liabilities (in thousands):

	September 30, 2013	December 31, 2012
U.S.
Deferred tax asset, net
Reserves and accruals	$10,595	$—
Domestic intangible assets	(4,844)	—
Investment securities and loans	(165)	—
Investment in unconsolidated entities	(2,102)	—
Deferred income	39	—
Other U.S. temporary differences	(287)	—
	3,236	—

Europe
Deferred tax liability, net		—
European servicing rights	(7,368)	—
Net operating and capital loss carryforwards	9,935	—
Valuation allowance	(9,935)	—
Other European temporary differences	215	—
	(7,153)	—
Net deferred tax assets (liabilities)	$(3,917)	$—

Based on our assessment, it is more likely than not that the U.S. deferred tax assets will be realized through future taxable income.

The following table is a reconciliation of our federal income tax determined using our statutory federal tax rate to our reported income tax provision for the three and nine months ended September 30, 2013 and 2012 (dollar amounts in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
Federal statutory tax rate	$36,933	35.0%	$17,725	35.0%	$85,489	35.0%	$51,131	35.0%
REIT and other non-taxable income	(24,886)	(23.6)%	(17,481)	(34.5)%	(62,818)	(25.7)%	(50,449)	(34.5)%
State income taxes	1,902	1.8%	57	0.1%	3,774	1.5%	158	0.1%
Federal benefit of state tax deduction	(666)	(0.6)%	—	—%	(1,321)	(0.5)%	—	—%
Other	438	0.4%	—	—%	567	0.2%	—	—%
Effective tax rate	$13,721	13.0%	$301	0.6%	$25,691	10.5%	$840	0.6%

23. Commitments and Contingencies

As of September 30, 2013, we had future funding commitments on 34 loans totaling $608.7 million, primarily related to construction projects capital improvements, tenant improvements, and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as minimum debt service coverage ratios or executions of new leases before advances are made to the borrower.

In connection with our acquisition of LNR, we recognized an intangible unfavorable lease liability of $15.3 million related to an operating lease for LNR’s offices in Miami Beach, Florida. This liability is included in accounts payable, accrued expenses and other liabilities and is being amortized over the remaining eight years of the underlying lease term. Amortization of this liability is reflected in depreciation and amortization expense in our condensed consolidated statements of operations. The liability balance was $14.4 million as of September 30, 2013.

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

Prior to the acquisition of LNR, we operated in one reportable business segment.  As a result of the LNR acquisition and the expansion of our residential property business, we currently have three reportable business segments:

•                  Real estate investment lending — includes all business activities of Starwood Property Trust, excluding the residential and LNR businesses, which generally represents investments in real estate related loans and securities that are held for investment.

•                  Single family residential —includes the business activities associated with our investments in single-family residential properties and non-performing single-family residential mortgage loans.

•                  LNR — includes all business activities of the acquired LNR business excluding the consolidation of securitization VIEs.

Due to the structure of our business, certain costs incurred by one segment may benefit other segments. Costs that are identifiable are allocated to the segments that benefit so that one segment is not solely burdened by this cost. Allocated costs currently include interest expense related to our consolidated debt (excluding VIEs) and management fees payable to our Manager, both of which represent shared costs. Each allocation is measured differently based on the specific facts and circumstances of the costs being allocated. As we work to integrate LNR into our legacy business, we expect future allocations to include costs relating to services performed by one segment on behalf of other segments.

We have recast certain prior period amounts within this note to conform to the way we internally manage and monitor segment performance in the current periods. The table below presents our results of operations for the three months ended September 30, 2013 by business segment (amounts in thousands):

	Real Estate Investment Lending	Single Family Residential	LNR	Subtotal	LNR VIEs	Total
Revenues:
Interest income from loans	$90,837	$—	$3,208	$94,045	$—	$94,045
Interest income from investment securities	12,301	—	18,792	31,093	(13,289)	17,804
Servicing fees	—	—	59,566	59,566	(23,057)	36,509
Other revenues	116	75	2,229	2,420	(322)	2,098
Rental income	—	5,080	—	5,080	—	5,080
Total revenues	103,254	5,155	83,795	192,204	(36,668)	155,536

Costs and expenses:
Management fees	15,581	3,310	5,298	24,189	46	24,235
Interest expense	29,866	2,287	4,590	36,743	—	36,743
General and administrative	3,748	652	43,752	48,152	183	48,335
Business combination costs	342	—	—	342	—	342
Acquisition and investment pursuit costs	742	223	212	1,177	—	1,177
Residential segment, other operating costs	—	6,023	—	6,023	—	6,023
Depreciation and amortization	—	1,553	3,435	4,988	—	4,988
Loan loss allowance	1,160	—	—	1,160	—	1,160
Other expense	59	—	245	304	—	304
Total costs and expenses	51,498	14,048	57,532	123,078	229	123,307
Income before other income (loss), income taxes and non-controlling interests	51,756	(8,893)	26,263	69,126	(36,897)	32,229

Other income:
Income of consolidated VIEs, net	—	—	—	—	47,963	47,963
Change in fair value of servicing rights	—	—	(3,939)	(3,939)	2,072	(1,867)
Change in fair value of investment securities, net	(157)	—	9,820	9,663	(11,941)	(2,278)
Change in fair value of mortgage loans held-for-sale, net	—	—	25,857	25,857	—	25,857
Earnings from unconsolidated entities	896	—	4,459	5,355	(778)	4,577
Gain on sale of investments, net	6,184	1,875	—	8,059	—	8,059
Loss on derivative financial instruments, net	(17,166)	—	(5,285)	(22,451)	—	(22,451)
Foreign currency gain, net	9,555	—	25	9,580	—	9,580
OTTI	(52)	—	—	(52)	—	(52)
Other income	—	3,320	385	3,705	—	3,705
Total other income (loss)	(740)	5,195	31,322	35,777	37,316	73,093

Income (loss) before income taxes	51,016	(3,698)	57,585	104,903	419	105,322
Income tax provision	619	—	13,102	13,721	—	13,721
Net income (loss)	50,397	(3,698)	44,483	91,182	419	91,601
Net income attributable to non-controlling interests	1,451	16	—	1,467	419	1,886
Net income (loss) attributable to Starwood Property Trust, Inc.	$48,946	$(3,714)	$44,483	$89,715	$—	$89,715

The table below presents our results of operations for the three months ended September 30, 2012 by business segment (amounts in thousands):

	Real Estate Investment Lending	Single Family Residential	Total
Revenues:
Interest income from loans	$56,261	$—	$56,261
Interest income from investment securities	16,585	—	16,585
Other revenues	64	2	66
Rental income	—	59	59
Total revenues	72,910	61	72,971

Costs and expenses:
Management fees	14,563	96	14,659
Interest expense	12,030	—	12,030
General and administrative	3,084	—	3,084
Acquisition and investment pursuit costs	465	157	622
Residential segment, other operating costs	—	327	327
Depreciation and amortization	—	78	78
Total costs and expenses	30,142	658	30,800

Income before other income (loss), income taxes and non-controlling interests	42,768	(597)	42,171
Other income:
Earnings from unconsolidated entities	787	—	787
Gain (loss) on sale of investments, net	9,019	(2)	9,017
Loss on derivative financial instruments, net	(7,561)	—	(7,561)
Foreign currency gain, net	6,725	—	6,725
OTTI	(676)	—	(676)
Other income	180	—	180
Total other income (loss)	8,474	(2)	8,472

Income (loss) before income taxes	51,242	(599)	50,643
Income tax provision	301	—	301
Net income (loss)	50,941	(599)	50,342
Net income attributable to non-controlling interests	130	—	130
Net income (loss) attributable to Starwood Property Trust, Inc.	$50,811	$(599)	$50,212

The table below presents our results of operations for the nine months ended September 30, 2013 by business segment (amounts in thousands):

	Real Estate Investment Lending	Single Family Residential	LNR	Subtotal	LNR VIEs	Total
Revenues:
Interest income from loans	$231,203	$—	$5,468	$236,671	$—	$236,671
Interest income from investment securities	42,179	—	30,550	72,729	(20,108)	52,621
Servicing fees	—	—	112,426	112,426	(36,782)	75,644
Other revenues	291	180	4,201	4,672	(595)	4,077
Rental income	—	8,733	—	8,733	—	8,733
Total revenues	273,673	8,913	152,645	435,231	(57,485)	377,746

Costs and expenses:
Management fees	44,504	6,535	7,572	58,611	64	58,675
Interest expense	66,794	3,587	7,297	77,678	—	77,678
General and administrative	11,401	1,713	84,325	97,439	330	97,769
Business combination costs	17,958	—	—	17,958	—	17,958
Acquisition and investment pursuit costs	1,787	2,105	603	4,495	—	4,495
Residential segment, other operating costs	—	10,622	—	10,622	—	10,622
Depreciation and amortization	—	2,981	5,663	8,644	—	8,644
Loan loss allowance	1,915	—	—	1,915	—	1,915
Other expense	150	—	383	533	—	533
Total costs and expenses	144,509	27,543	105,843	277,895	394	278,289

Income (loss) before other income, income taxes and non-controlling interests	129,164	(18,630)	46,802	157,336	(57,879)	99,457
Other income:
Income of consolidated VIEs, net	—	—	—	—	79,912	79,912
Change in fair value of servicing rights	—	—	2,175	2,175	(1,144)	1,031
Change in fair value of investment securities, net	(83)	—	16,208	16,125	(19,390)	(3,265)
Change in fair value of mortgage loans held-for-sale, net	—	—	26,315	26,315	—	26,315
Earnings from unconsolidated entities	3,488	—	8,401	11,889	(974)	10,915
Gain on sale of investments, net	19,690	3,278	—	22,968	—	22,968
Gain (loss) on derivative financial instruments, net	(2,939)	—	2,874	(65)	—	(65)
Foreign currency gain (loss), net	3,537	—	(42)	3,495	—	3,495
OTTI	(453)	—	—	(453)	—	(453)
Other income	—	3,320	424	3,744	—	3,744
Total other income	23,240	6,598	56,355	86,193	58,404	144,597

Income (loss) before income taxes	152,404	(12,032)	103,157	243,529	525	244,054
Income tax provision	1,645	12	24,034	25,691	—	25,691
Net income (loss)	150,759	(12,044)	79,123	217,838	525	218,363
Net income attributable to non-controlling interests	3,599	—	—	3,599	525	4,124
Net income (loss) attributable to Starwood Property Trust, Inc.	$147,160	$(12,044)	$79,123	$214,239	$—	$214,239

The table below presents our results of operations for the nine months ended September 30, 2012 by business segment (amounts in thousands):

	Real Estate Investment Lending	Single Family Residential	Total
Revenues:
Interest income from loans	$179,078	$—	$179,078
Interest income from investment securities	40,404	—	40,404
Other revenues	178	2	180
Rental income		59	59
Total revenues	219,660	61	219,721

Costs and expenses:
Management fees	42,526	147	42,673
Interest expense	34,345	—	34,345
General and administrative	8,838	—	8,838
Acquisition and investment pursuit costs	2,032	705	2,737
Residential segment, other operating costs	—	327	327
Depreciation and amortization	—	78	78
Total costs and expenses	87,741	1,257	88,998

Income (loss) before other income (loss), income taxes and non-controlling interests	131,919	(1,196)	130,723
Other income:
Change in fair value of mortgage loans held-for-sale	(5,760)	—	(5,760)
Earnings from unconsolidated entities	2,739	—	2,739
Gain (loss) on sale of investments, net	19,149	(2)	19,147
Loss on derivative financial instruments, net	(9,784)	—	(9,784)
Foreign currency gain, net	11,222	—	11,222
OTTI	(2,728)	—	(2,728)
Other income	530	—	530
Total other income (loss)	15,368	(2)	15,366

Income (loss) before income taxes	147,287	(1,198)	146,089
Income tax provision	840	—	840
Net income (loss)	146,447	(1,198)	145,249
Net income attributable to non-controlling interests	388	—	388
Net income (loss) attributable to Starwood Property Trust, Inc.	$146,059	$(1,198)	$144,861

The table below presents our condensed consolidated balance sheet as of September 30, 2013 by business segment (amounts in thousands):

	Real Estate Investment Lending	Single Family Residential	LNR	Subtotal	LNR VIEs	Total
Assets:
Cash and cash equivalents	$282,553	$30,089	$223,915	$536,557	$277	$536,834
Restricted cash	38,052	1,836	42,818	82,706	—	82,706
Loans held-for-investment, net	3,782,479	—	7,783	3,790,262	—	3,790,262
Loans held-for-sale	66,018	—	279,121	345,139	—	345,139
Loans transferred as secured borrowings	85,590	—	—	85,590	—	85,590
Investment securities	481,082	—	410,071	891,153	(324,360)	566,793
Intangible assets — servicing rights	—	—	276,295	276,295	(88,563)	187,732
Residential real estate, net	—	548,022	—	548,022	—	548,022
Non-performing residential loans	—	197,716	—	197,716	—	197,716
Investment in unconsolidated entities	35,413	—	106,675	142,088	(3,920)	138,168
Goodwill	—	—	107,099	107,099	—	107,099
Derivative assets	6,582	—	2,931	9,513	—	9,513
Accrued interest receivable	20,679	—	273	20,952	—	20,952
Other assets	41,415	18,882	38,799	99,096	(713)	98,383
VIE assets, at fair value	—	—	—	—	97,359,666	97,359,666
Total Assets	$4,839,863	$796,545	$1,495,780	$7,132,188	$96,942,387	$104,074,575
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$55,953	$10,489	$122,512	$188,954	$218	$189,172
Related-party payable	20,780	—	6,008	26,788	—	26,788
Dividends payable	90,130	—	—	90,130	—	90,130
Derivative liabilities	27,082	—	5,170	32,252	—	32,252
Secured financing agreements, net	1,107,211	—	204,833	1,312,044	—	1,312,044
Convertible senior notes, net	995,072	—	—	995,072	—	995,072
Loan transfer secured borrowings	86,682	—	—	86,682	—	86,682
Loan participation liability	95,000	—	—	95,000	—	95,000
VIE liabilities, at fair value	—	—	—	—	96,934,006	96,934,006
Total Liabilities	2,477,910	10,489	338,523	2,826,922	96,934,224	99,761,146
Commitments and contingencies
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock	—	—	—	—	—	—
Common stock	1,959	—	—	1,959	—	1,959
Additional paid-in capital	2,320,035	791,817	1,183,206	4,295,058	—	4,295,058
Treasury stock	(10,642)	—	—	(10,642)	—	(10,642)
Accumulated other comprehensive income	64,955	—	4,332	69,287	—	69,287
Accumulated deficit	(47,800)	(7,258)	(30,281)	(85,339)	—	(85,339)
Total Starwood Property Trust, Inc. Stockholders’ Equity	2,328,507	784,559	1,157,257	4,270,323	—	4,270,323
Non-controlling interests in consolidated subsidiaries	33,446	1,497	—	34,943	8,163	43,106
Total Equity	2,361,953	786,056	1,157,257	4,305,266	8,163	4,313,429
Total Liabilities and Equity	$4,839,863	$796,545	$1,495,780	$7,132,188	$96,942,387	$104,074,575

The table below presents our condensed consolidated balance sheet as of December 31, 2012 by business segment (amounts in thousands):

	Real Estate Investment Lending	Single Family Residential	Total
Assets:
Cash and cash equivalents	$169,427	$8,244	$177,671
Restricted cash	3,298	131	3,429
Loans held-for-investment, net	2,914,434	—	2,914,434
Loans held-for-sale	—	—	—
Loans transferred as secured borrowings	85,901	—	85,901
Investment securities	884,254	—	884,254
Intangible assets — servicing rights	—	—	—
Residential real estate, net	—	99,115	99,115
Non-performing residential loans	—	68,883	68,883
Investment in unconsolidated entities	32,318	—	32,318
Goodwill	—	—	—
Derivative assets	9,227	—	9,227
Accrued interest receivable	24,120	—	24,120
Other assets	19,299	5,722	25,021
VIE assets, at fair value	—	—	—
Total Assets	$4,142,278	$182,095	$4,324,373
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$28,987	1,107	30,094
Related-party payable	1,803	—	1,803
Dividends payable	73,796	—	73,796
Derivative liabilities	27,770	—	27,770
Secured financing agreements, net	1,305,812	—	1,305,812
Convertible senior notes, net	—	—	—
Loan transfer secured borrowings	87,893	—	87,893
VIE liabilities, at fair value	—	—	—
Total Liabilities	1,526,061	1,107	1,527,168
Commitments and contingencies	—	—	—
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock	—	—	—
Common stock	1,361	—	1,361
Additional paid-in capital	2,538,860	182,493	2,721,353
Treasury stock	(10,642)	—	(10,642)
Accumulated other comprehensive income	79,675	—	79,675
Accumulated deficit	(70,396)	(2,005)	(72,401)
Total Starwood Property Trust, Inc. Stockholders’ Equity	2,538,858	180,488	2,719,346
Non-controlling interests in consolidated subsidiaries	77,359	500	77,859
Total Equity	2,616,217	180,988	2,797,205
Total Liabilities and Equity	$4,142,278	$182,095	$4,324,373

25. Subsequent Events

Our significant events subsequent to September 30, 2013 were as follows:

Spin-off of Single Family Residential (“SFR”) Segment

On October 31, 2013, our Board of Directors unanimously approved a spin-off of the SFR segment to our stockholders. The newly-formed real estate investment trust, to be called Starwood Waypoint Residential Trust, will apply to list on the New York Stock Exchange and trade under the ticker symbol “SWAY.” Upon completion of the spin-off, SWAY will be one of the largest publicly traded investors, owners and operators of U.S. single-family rental homes and non-performing residential mortgage loans (“NPLs”) in the United States.

As part of the spin-off, the Company expects to contribute $100 million in cash to the anticipated unlevered balance sheet of SWAY to fund its growth and operations. In addition, at the time of the spin-off, SWAY also expects to have a fully committed financing line of credit with initial available borrowing capacity in excess of $400 million. Together, the available cash and credit facility will provide SWAY with significant financial capacity to support its growth and operating plans.

Starwood Property Trust’s stockholders of record at the close of business on January 24, 2014, subject to the completion of the merger of Waypoint with SWAY Management, will receive one common share of SWAY for every five shares of Starwood Property Trust common stock. Notice of the spin-off has been given to holders of Starwood Property Trust’s convertible senior notes. Starwood Property Trust expects that the spin-off will be treated for tax purposes as a distribution equal to the value of the distributed SWAY shares. The transaction is expected to close during the first quarter of 2014.

Investment Lending Activity

Loans originated within the Real Estate Investment Lending segment subsequent to September 30, 2013 included the following:

•                  Co-origination, with Starwood European Real Estate Finance, of a £288 million first mortgage loan collateralized by the Heron Tower in London. In conjunction with the loan closing, we obtained a LIBOR-based £210 million collateralized term financing facility, and retained a £60 million junior investment.

•                  Origination of a $106.0 million mezzanine loan secured by the Hyatt Regency in New Orleans.  Approximately $84.0 million was funded at close.

•                  Origination of an $86.0 million first mortgage secured by 432 multifamily units and 23 ground floor retails units in San Francisco, CA.

•      As of September 30, 2013, we owned a $217.6 million participation in a mezzanine loan that was secured by indirect equity interests in subsidiaries that own substantially all of the assets of a worldwide operator of hotels, resorts, and timeshare properties.  In October 2013, the loan was repaid resulting in net proceeds to us of $63.6 million, after the repayment of a $140.2 million financing facility secured by this investment.

•      Origination of a $250.0 million preferred equity investment on a 41 property portfolio of single tenant office and industrial buildings comprised of approximately 9.1 million square feet located across the United States.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the information included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”). This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in the Form 10-K.

Overview

Starwood Property Trust, Inc. (“the Trust” together with its subsidiaries, “we” or the “Company”) is a Maryland corporation that commenced operations on August 17, 2009 upon the completion of its initial public offering (“IPO”). From our inception in 2009 through the end of the first quarter of 2013, we had been focused primarily on originating, acquiring, financing and managing commercial mortgage loans and other commercial real estate debt investments, commercial mortgage-backed securities, and other commercial real estate-related debt investments.  We have traditionally referred to the following as our target assets:

•                  Commercial real estate mortgage loans;

•                  Commercial real estate mortgage-backed securities (“CMBS”);

•                  Other commercial real estate-related debt investments;

•                  Residential mortgage-backed securities (“RMBS”); and

•                  Residential real estate owned and residential non-performing mortgage loans.

On April 19, 2013, we acquired the equity of LNR Property, LLC (“LNR”) and certain of its subsidiaries for an initial agreed upon purchase price of approximately $859 million, which was reduced for transaction expenses and distributions occurring after September 30, 2012, resulting in cash consideration of approximately $730 million. Immediately prior to the acquisition, an affiliate of ours acquired the remaining equity comprising LNR’s commercial property division for a purchase price of $194 million.  The portion of the LNR business acquired by us includes the following: (i) a servicing business that manages and works out problem assets, (ii) a finance business that is focused on selectively acquiring and managing real estate finance investments, including unrated, investment grade and non-investment grade rated CMBS, subordinated interests of securitization and resecuritization transactions, and high yielding real estate loans; and (iii) a mortgage loan business which originates conduit loans for the primary purpose of selling these loans into securitization transactions. Refer to Note 3 for further discussion.

We may also invest in distressed or non-performing commercial loans and commercial properties subject to net leases.  As market conditions change over time, we may adjust our strategy to take advantage of changes in interest rates and credit spreads as well as economic and credit conditions.

We elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with our initial taxable year ended December 31, 2009. We also operate our business in a manner that will permit us to maintain our exemption from registration under the 1940 Act.

Subsequent Events

Spin-off of Single Family Residential Segment

On October 31, 2013, our Board of Directors unanimously approved a spin-off of the SFR segment to our stockholders. The newly-formed real estate investment trust, to be called Starwood Waypoint Residential Trust, will apply to list on the New York Stock Exchange and trade under the ticker symbol “SWAY.” Upon completion of the spin-off, SWAY will be one of the largest publicly traded investors, owners and operators of U.S. single-family rental homes and non-performing residential mortgage loans (“NPLs”) in the United States.

Refer to Note 25 in the notes to condensed consolidated financial statements for disclosure regarding significant transactions that occurred subsequent to September 30, 2013.

Developments During the Third Quarter of 2013

•                  On July 3, 2013, we issued $460 million in aggregate principal amount of 4.00% Convertible Senior Notes due 2019 (the “Notes”) for total gross proceeds of $460 million.  The underwriters’ discount and other offering costs aggregated $10.2 million, resulting in net proceeds to us of $450.2 million.  The Notes pay interest semiannually at a rate of 4.00% per annum and mature on January 15, 2019. The Notes have an initial conversion rate of 37.9896 per $1,000 principal amount of the Notes (equivalent to a conversion price of approximately $26.32 per share of common stock and a conversion premium of approximately 10% based on the closing share price of $23.93 per share of the Company’s common stock on June 27, 2013, the date the offering was priced.

•                  On September 13, 2013, we issued 25.0 million shares of common stock for total proceeds (net of underwriter’s discount) of approximately $601.0 million. The underwriters had a 30-day option to purchase an additional 3.75 million shares of common stock, which they exercised, resulting in additional proceeds of $90.15 million.

Real Estate Investment Lending Segment

•                  On July 9, 2013 we originated a $275 million first mortgage loan with $225 million initially funded and $50 million of future funding commitments, on the Four Seasons Resort Hualalai.  The loan bears interest at 4.45%.

•                  On July 16, 2013 we refinanced a previously outstanding loan.  The recapitalization includes a $140 million first mortgage loan with an initial funding of $115 million and future funding commitments of $25 million. The loan bears interest at 4.45% and is collateralized by an office/retail building in San Francisco, CA.  The loan is split between a $95 million A-Note, with an initial funding of $78 million and future funding commitments of $17 million, and a $45 million B-Note, with an initial funding of $37 million and future funding commitments of $8 million.  On July 22, 2013, we sold the A-Note to another lender for proceeds that approximated our carrying amount, thereby effectively creating leverage on the B-Note that we intend to hold for investment.

•                  On July 23, 2013, we refinanced an existing loan collateralized by a portfolio of hotel properties located throughout the United States.  We co-originated the $285 million new loan with a strategic partner, with each of us holding a 50% pari-passu interest.  As a result, our portion of the loan was $142.5 million.  As the outstanding balance on our previous loan was approximately $161 million, the refinancing resulted in a net cash inflow to us.  The new loan is comprised of a $200 million A-Note that bears interest at LIBOR plus 3.75%, and an $85 million B-Note that bears interest at LIBOR plus 7.522%.  On August 6, 2013, the A-Note was sold into a securitization trust, thereby effectively creating leverage on the B-Note that we intend to hold for investment.  The gross proceeds from the sale of our 50% interest approximated our carrying amount, and our share of the offering costs were approximately $2.2 million.

•                  On July 30, 2013, we sold the A-Note on an office/retail building located in Manhattan, NY, to another lender for proceeds of $83.3 million, which approximated our carrying amount.  Through the sale we effectively created leverage on the B-Note that we intend to hold for investment.

•                  On September 6, 2013, we originated a $67 million first mortgage and a $78.6 million mezzanine loan, of which $115.0 million was funded at close, secured by a media campus located in Burbank Studios.  The first mortgage and mezzanine loans bear interest at LIBOR plus 3.25% and 10.08%, respectively.

•                  On September 13, 2013, we co-originated a EUR-denominated first mortgage loan with Starfin Lux S.a.r.l. (“Starfin”), an affiliate of our Manager.  The loan had an initial funding of $102.3 million ($53.8 million for us and $48.5 million for Starfin), and future funding commitments totaling $24.5 million.  The loan bears interest at three-month EURIBOR plus 7.0% and is secured by a portfolio of approximately 225 retail properties in Finland.

•                  On September 16, 2013, we originated a $102.6 million first mortgage loan and a $34.2 million mezzanine loan collateralized by eight, two-story office/research and development buildings located on a campus in San Jose, CA.  The first mortgage and mezzanine loans bear interest at LIBOR plus 2.25% and 9.45%, respectively. The combined initial funding on the loans was $112.0 million with $24.8 million in future funding commitments.

•                  Also on September 16, 2013, we sold a CMBS position for proceeds of $206.9 million, resulting in a gain of $6.4 million.  These securities had been pledged under a repurchase agreement, and although we incurred a $5.1 million prepayment penalty on the early extinguishment of this debt, the security provided a double digit return based upon the price at which we sold relative to our initial acquisition price, and the structure of the financing.

•                  On September 17, 2013, we originated a $112.0 million first mortgage loan secured by 844,820 square feet of land, which currently consists of 15 parking lots totaling 2,509 spaces, located in Boston’s Seaport District. The sponsors have gained full entitlement and approval for a 22-building master planned development, known as Seaport Square, that includes retail, office, multifamily, hotel and parking components.   The loan is divided into a $67.0 million A-Note and a $45.0 million B-Note, which bear interest at LIBOR plus 3.25% and 8.83%, respectively.

The table below presents the investment portfolio of the real estate investment lending segment as of September 30, 2013 (in thousands):

	Carrying Value	Face Amount	% Owned	Financing	Net Investment	Vintage
Loan Originations	$2,807,350	$2,822,393	100%	$413,106	$2,394,244	2009-2013
Loan Acquisitions	1,130,713	1,209,236	100%	323,592	807,121	1989-2013
Total Loans	3,938,063	4,031,629		736,698	3,201,365
Loan Loss Allowance	(3,976)	—		—	(3,976)
Total Loans, net of allowance	3,934,087	4,031,629		736,698	3,197,389
CMBS	112,436	99,090	100%	—	112,436	2012-2013
RMBS	316,261	452,869	100%	72,719	243,542	2003-2007
HTM Securities	37,370	37,600	100%	—	37,370	2013
Equity Securities	15,016	15,016	100%	—	15,016	N/A
Investment in unconsolidated entities	35,413	35,413	100%	—	35,413	N/A
	$4,450,583	$4,671,617		$809,417	$3,641,166

The investment portfolio of the real estate investment lending segment has the following characteristics based on carrying values:

Collateral Property Type	As of September 30, 2013	As of December 31, 2012
Hospitality	32.8%	45.3%
Office	22.5%	17.6%
Retail	13.8%	15.7%
Residential	7.4%	8.6%
Industrial	2.2%	2.5%
Mixed Use	10.6%	3.5%
Multi-family	1.5%	2.1%
Other	9.2%	4.7%
	100.0%	100.0%

As of September 30, 2013 and December 31, 2012, $796.0 and $329.7 million, respectively, of our loans are secured by assets under development, including ground up construction and redevelopment projects. These loans represented 18.1% and 8.5% of real estate investment leading segment’s investment portfolio.

Geographic Location	As of September 30, 2013	As of December 31, 2012
West	28.9%	23.9%
North East	25.2%	22.8%
South East	12.8%	16.5%
Mid Atlantic	10.5%	12.7%
Midwest	7.1%	9.2%
International	8.2%	9.2%
South West	7.3%	5.7%
	100.0%	100.0%

LNR Segment

•                  Named special servicer on two new issue CMBS deals.

•                  Purchased $33.4 million of CMBS, including $20.6 million in new issue B-pieces.

•                  Originated new conduit loans of $457.5 million.

•                  Received proceeds of $375.2 million from sales of conduit loans.

Single Family Residential Segment

•                  On August 22, 2013, we purchased a pool of 143 residential non-performing loans for $20.2 million, which represents a 49.4% discount to the aggregate unpaid principal balance.  The underlying single-family homes are located in Florida.

•                  During the quarter ended September 30, 2013, we invested $183.9 million and $9.7 million in the acquisition and renovation of single family homes, respectively.

Developments During the Second Quarter of 2013

In addition to the LNR acquisition described in the overview above, significant developments during the second quarter of 2013 included the following:

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

LNR Segment

•                  Named special servicer on three new issue CMBS deals.

•                  Purchased $84.1 million of CMBS, including $76.9 million in new issue B-pieces.

•                  Originated new conduit loans of $390.7 million.

•                  Received proceeds of $476.5 million from sales of conduit loans.

Single Family Residential Segment

•                  Invested $130 million and $15 million in the acquisition and renovation of residential properties, respectively.

•                  Purchased $28.8M ($65.2M of current face) pool of non-performing loans in April 2013.

Developments During the First Quarter of 2013

•                  On January 18, 2013, we originated an $86.0 million first mortgage construction financing for the development of a proposed 31-story tower containing 30 luxury condominium residences and a ground floor retail space. The first mortgage has an interest rate of one-month LIBOR plus a spread of 8.75% with a LIBOR floor of 1.5%.

•                  On February 15, 2013, we issued $600.0 million of 4.55% Convertible Senior Notes due 2018. The notes were sold to the underwriters at a discount of 2.05%, resulting in net proceeds to us of $587.7 million.

•                  On March 16, 2013, we originated a $43.1 million first mortgage and mezzanine loan for the financing of a Class B+ office building located in San Francisco, California. The first mortgage was sold on May 1, 2013. The first mortgage has an interest rate of one-onth LIBOR plus a spread of 2.0% with a LIBOR floor of 0.2%. The mezzanine loan has an interest rate of one-month LIBOR plus a spread of 8.6% with a LIBOR floor of 0.2%.

•                  On March 27, 2013, we acquired a portfolio of 833 non-performing residential loans at an aggregate cost of $104.1 million. At the time of the acquisition, the unpaid principal balance on the loans was $213.1 million.

•                  On March 27, 2013, we entered into an agreement to sell, and on April 2, 2013, we closed on the sale of, a CMBS position with aggregate gross proceeds of $206.4 million ($66.5 million after repaying the related financing), which generated a gain of approximately $11.0 million.

•                  We invested $106.7 million in 873 residential real estate owned properties throughout the first quarter of 2013.

Critical Accounting Policies and Use of Estimates

Refer to the section of our Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” for a full discussion of our critical accounting policies.  Critical accounting policies adopted during the nine months ended September 30, 2013 relate to assets and liabilities acquired in connection with our purchase of LNR and include consolidation, use of the fair value option and accounting for servicing rights, as discussed in Note 2.  We utilize significant management judgments and estimates when valuing our servicing rights and assets where we have elected the fair value option.

Results of Operations

We evaluate our results of operations primarily using Core Earnings, which is described below, but also using net income.  We have included reconciliations and analysis of Core Earnings and net income, by segment, for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012, as well as a cash flow statement for the nine months ended September 30, 2013.

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

However, the Company cautions that Core Earnings does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), or an indication of our cash flows from operating activities (determined in accordance with GAAP), a measure of our liquidity, or an indication of funds available to fund our cash needs, including our ability to make cash distributions. In addition, our methodology for calculating Core Earnings may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and accordingly, our reported Core Earnings may not be comparable to the Core Earnings reported by other REITs.

The definition of Core Earnings allows management to make adjustments, subject to the approval of a majority of the independent directors, in non-standard situations where such adjustments are considered appropriate in order for Core Earnings to be calculated in a manner consistent with its definition and objective.   We encountered this type of situation in connection with the LNR acquisition, which closed on April 19, 2013.  The LNR acquisition triggered certain cash bonus obligations under the LNR Property LLC Change in Control Bonus Plan (the “Change in Control Plan”).  The purpose of the Change in Control Plan was to provide an incentive to certain key employees in connection with a change in control of the company.  Pursuant to the plan document, cash bonus awards are payable to participants as follows: 50% upon a change in control (which occurred April 19, 2013), and the remaining 50% on the nine-month anniversary of a change in control (in this case, January 19, 2014), assuming the participants have not voluntarily terminated their employment or been terminated for cause prior to that date.  On the acquisition date, 50% of the cash bonus obligation was paid to the employees and the remaining 50% was funded into an escrow account as required under the Change in Control Plan.  While the sellers did not fund these obligations directly, 100% of the bonus amounts were deducted from our purchase price (as specified in the purchase and sale agreement), thereby reducing the cash we paid to the sellers at closing.  GAAP requires that we expense the pre-funded 50% portion over the nine-month service period or sooner if the employee is terminated without cause.  As a result, we recorded expense related to the Change in Control Plan of $15.8 million for the period from April 19, 2013 to September 30, 2013 in our consolidated income statement for the nine months ended September 30, 2013 ($7.3 million for the three months ended September 30, 2013).  In addition, we expect to recognize additional expense of approximately $7.3 million during the period from October 1, 2013 through January 19, 2014.  We did not incur these obligations as they were effectively paid by the sellers through the reduction in their sale proceeds.   Since we did not pay for these costs, it is appropriate for them to be excluded in the calculation of our Core Earnings.

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

Three months ended September 30, 2013 compared to three months ended September 30, 2012

The following table presents our summarized results of operations and reconciliation to Core Earnings for the three months ended September 30, 2013, by business segment (amounts in thousands):

	Real Estate Investment Lending	Single Family Residential	LNR	Total
Revenues	$103,254	$5,155	$83,795	$192,204
Costs and expenses	(51,498)	(14,048)	(57,532)	(123,078)
Other (loss) income	(740)	5,195	31,322	35,777
Income (loss) before income taxes	51,016	(3,698)	57,585	104,903
Income tax provision	619	—	13,102	13,721
Income attributable to non-controlling interests	1,451	16	—	1,467
Net income (loss) attributable to Starwood Property Trust, Inc.	48,946	(3,714)	44,483	89,715

Add / (Deduct):
Non-cash equity compensation expense	4,041	—	—	4,041
Management incentive fee	2,766	—	2,009	4,775
Change in Control Plan	—	—	7,291	7,291
Depreciation and amortization	—	1,552	234	1,786
Loan loss allowance	1,160	—	—	1,160
Interest income adjustment for securities	(344)	—	874	530
(Gains) / losses on:
Loans held-for-sale	—	—	(14,355)	(14,355)
Securities	(715)	—	(6,162)	(6,877)
Impairment of real estate	—	78	—	78
Gain on foreclosure of non-performing loans	—	(3,320)	—	(3,320)
Derivatives	17,180	—	11,086	28,266
Foreign currency	(9,433)	—	—	(9,433)
Earnings from unconsolidated entities	—	—	(3,241)	(3,241)
U.S. special servicing intangible	—	—	3,939	3,939
Core Earnings (Loss)	63,601	(5,404)	46,158	104,355
Core Earnings (Loss) per Weighted Average Diluted Share	$0.37	$(0.03)	$0.27	$0.61

The following table presents our summarized results of operations and reconciliation to Core Earnings for the three months ended September 30, 2012, by business segment (amounts in thousands):

	Real Estate Investment Lending	Single Family Residential	Total
Revenues	$72,910	$61	$72,971
Costs and expenses	(30,447)	(353)	(30,800)
Other income (loss)	8,474	(2)	8,472
Income (loss) before income taxes	50,937	(294)	50,643
Income tax provision	301	—	301
Income attributable to non-controlling interests	130	—	130
Net income (loss) attributable to Starwood Property Trust, Inc.	50,506	(294)	50,212

Add (Deduct):
Non-cash equity compensation expense	4,236	—	4,236
Management incentive fee	2,101	—	2,101
Depreciation and amortization	—	78	78
Interest income adjustment for securities	676	—	676
(Gains) losses on:
Derivatives	402	—	402
Foreign currency	1,107	—	1,107
Core Earnings	59,028	(216)	58,812
Core Earnings per Weighted Average Diluted Share	$0.50	$0.00	$0.50

Real Estate Investment Lending Segment

This segment generated Core Earnings of $63.6 million or $0.37 per share during the three months ended September 30, 2013.  The significant matters to note in comparison to the results of the same period prior year are as follows:

•                  Total investments were significantly higher during the nine months ended September 30, 2013 than in the same period in the prior year.  Total investments were $4.5 billion and $3.6 billion as of September 30, 2013 and September 30, 2012, respectively, and $3.9 billion and $2.8 billion as of December 31, 2012 and 2011, respectively.  We financed this increase primarily through a combination of new equity issuances as well as debt financing.  As a result, interest income, management fees, interest expense, and general and administrative expense all increased.

•                  Acquisition and investment pursuit costs increased to $0.7 million from $0.5 million during the three months ended September 30, 2013 when compared to the same period in the prior year. This should not be viewed as a trend as these costs will fluctuate between periods depending on the nature and significance of loan and other investment acquisitions being pursued at the time.

•                  Gains on sales of investments decreased to $6.2 million from $9.0 million.  While this segment generally does not acquire and originate investments with the intent of generating returns solely from trading activities, it periodically sells its investments.  The nature and timing of investment sales will depend upon a variety of factors, including our current outlook and strategy with respect to an investment, other investment opportunities available at the time, and market pricing.  As a result, gains (or losses) from sales of our investments have fluctuated over time, and we would expect this variability to continue for the foreseeable future.

Single Family Residential Segment

Since it commenced operations in the second quarter of 2012, the residential real estate and non-performing residential loan segment was focused primarily on acquiring residential real estate and non-performing residential loans, preparing these investments for their intended use, and establishing various investment management agreements with third parties and the partnership agreement that owns and operates the non-performing loans.  This segment has operated at a net loss since inception and we expect this to continue, excluding anticipated gains from the liquidation of investments, unless and until the investment portfolio attains a level of stabilization (i.e., the vast majority of residential properties are leased to qualified residents and at sufficient rents) that generates net rental income that surpasses the expenses of growing, operating, and managing the portfolio, as well as engaging the necessary property management companies and partners. The main components of the $3.7 million net loss during the three months ended were as follows:

•                  The segment incurred acquisition and investment pursuit expenses of $0.2 million, which represent the costs incurred in connection with acquiring loans, engaging third party investment managers and forming a partnership, as well as certain costs related to property acquisitions.

•                  In connection with the operation of our portfolio, we earned rental income and other revenue of approximately $5.2 million, and incurred management fees of $3.3 million, which includes the fees and reimbursable expenses incurred with regard to our third party managers as well as an allocation of the management fees that we paid to our Manager.  The residential segment incurred other property operating costs of approximately $6.0 million, and depreciation expense of $1.6 million.

•                  Additionally, the segment results include an allocation of management fees paid to the manager and corporate-level interest expense of $1.7 million and $2.3 million, respectively.

•                  The segment also realized approximately $1.9 million in net gains from the liquidation of investments.

•                  Depreciation expense of $1.6 million and is added back and gain on foreclosure of non-performing loans of $3.3 million is deducted from the $3.7 million loss to arrive at the Core Loss of $5.4 million.

LNR Segment

The LNR segment contributed Core Earnings of $46.2 million for the quarter.  After making adjustments for the calculation of Core Earnings, revenues were $84.7 million, costs and expenses were $48.0 million, other income was $22.6 million and income taxes were $13.1 million.

Core revenues benefited from strong servicing fees of $59.6 million, CMBS interest income of $19.7 million, interest income on our conduit loans of $3.2 million, and management fees of $2.2 million. Our U.S. servicing operation earned $50.9 million in fees during the period while our European servicer earned $8.7 million. The treatment of CMBS interest income on a GAAP basis is complicated by our application of the ASC 810 consolidation rules. In an attempt to treat these securities similar to the Trust’s other investment securities, we compute core interest income pursuant to an effective yield methodology. In doing so, we segregate the portfolio into various categories based on the components of the bonds’ cash flows and the volatility related to each of these components. We then accrete interest income on an effective yield basis using the components of cash flows that are reliably estimable.  Other minor adjustments are made to reflect management’s expectations for other components of the projected cash flow stream.

Included in core costs and expenses were general and administrative expenses (“G&A”) of $36.8 million, allocated segment management fees and expenses of $7.0 million and amortization expense of $2.9 million. G&A was adjusted to exclude our Change in Control Plan expenses of $7.3 million (see related discussion above). Amortization expense principally represents the amortization of the European special servicing intangible, which reflects the deterioration of this asset as fees are earned.

Core other income includes profit realized upon securitization of loans by our conduit business, gains on sales of CMBS, gains on derivatives that were either effectively terminated or novated, and earnings from unconsolidated entities.  Derivatives include instruments which hedge interest rate risk and credit risk on our conduit loans.  For GAAP purposes, the loans, CMBS and derivatives are accounted for at fair value, with all changes in fair value (realized or unrealized) recognized in earnings.  The adjustments to Core Earnings outlined above are also applied to the GAAP earnings of our unconsolidated entities.

Income taxes principally relate to the operating results of our servicing business and our conduit business, which are held in a TRS.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

The following table presents our summarized results of operations and reconciliation to Core Earnings for the nine months ended September 30, 2013, by business segment (amounts in thousands):

	Real Estate Investment Lending	Single Family Residential	LNR	Total
Revenues	$273,673	$8,913	$152,645	$435,231
Costs and expenses	(144,509)	(27,543)	(105,843)	(277,895)
Other income	23,240	6,598	56,355	86,193
Income (loss) before income taxes	152,404	(12,032)	103,157	243,529
Income tax provision	1,645	12	24,034	25,691
Income attributable to non-controlling interests	3,599	—	—	3,599
Net income (Loss) attributable to Starwood Property Trust, Inc.	147,160	(12,044)	79,123	214,239

Add / (Deduct):
Non-cash equity compensation expense	12,870	—	—	12,870
Management incentive fee	2,813	—	2,009	4,822
Change in Control Plan	—		15,803	15,803
Depreciation and amortization	—	2,981	346	3,327
Loan loss allowance	1,915	—	—	1,915
Interest income adjustment for securities	(832)	—	4,680	3,848
(Gains) / losses on:
Loans	—	—	(6,011)	(6,011)
Securities	(463)	—	(11,410)	(11,873)
Impairment of real estate	—	536	—	536
Gain on foreclosure of non-performing loans	—	(3,320)	—	(3,320)
Derivatives	1,744	—	5,049	6,793
Foreign currency	(3,722)	—	—	(3,722)
Earnings from unconsolidated entities	—	—	(5,614)	(5,614)
U.S. special servicing intangible	—	—	(2,175)	(2,175)
Core Earnings (Loss)	$161,485	$(11,847)	$81,800	$231,438
Core Earnings (Loss) per Weight Average Diluted Share	$1.03	$(0.08)	$0.52	$1.47

The following table presents our summarized results of operations and reconciliation to Core Earnings for the nine months ended September 30, 2012, by business segment (amounts in thousands):

	Real Estate Investment Lending	Single Family Residential	Total
Revenues	$219,660	$61	$219,721
Costs and expenses	(87,741)	(1,257)	(88,998)
Other income (loss)	15,368	(2)	15,366
Income (loss) before income taxes	147,287	(1,198)	146,089
Income tax provision	840	—	840
Income attributable to non-controlling interests	388	—	388
Net income (loss) attributable to Starwood Property Trust, Inc.	146,059	(1,198)	144,861

Add / (Deduct):
Non-cash equity compensation expense	12,296	—	12,296
Management incentive fee	7,487	—	7,487
Depreciation and amortization	—	78	78
Interest income adjustment for securities	—	—	—
(Gains) / losses on:
Loans	5,760	—	5,760
Securities	2,623	—	2,623
Impairment of real estate	—	—	—
Derivatives	(19,904)	—	(19,904)
Foreign currency	10,613	—	10,613
Core Earnings (Loss)	$164,934	$(1,120)	$163,814
Core Earnings (Loss) per Weighted Average Diluted Share	$1.53	$(0.01)	$1.52

Real Estate Investment Lending

•                  Investments were significantly higher during the nine months ended September 30, 2013 compared to the same period in the prior year.  Total investments were $4.5 billion and $3.6 billion as of September 30, 2013 and September 30, 2012, respectively, and $3.9 billion and $2.8 billion as of December 31, 2012 and 2011, respectively.  We financed this increase through a combination of new equity issuances as well as debt financing.  As a result, interest income, management fees, interest expense, and general and administrative expense increased.

•                  Acquisition and investment pursuit costs decreased to $1.8 million from $2.0 million during the nine months ended September 30, 2013 when compared to the same period in the prior year. These costs will fluctuate between periods depending on the nature and significance of loan and other investment acquisitions being pursued at the time.

•                  Gains on sales of investments increased to $19.7 million during the nine months ended September 30, 2013 when compared to the same period in the prior year.  While this segment generally does not acquire and originate investments with the intent of generating returns solely from trading activities, it periodically sells its investments.  The nature and timing of investment sales will depend upon a variety of factors, including our current outlook and strategy with respect to an investment, other investment opportunities available at the time, and market pricing.  As a result, gains (or losses) from sales of our investments have fluctuated over time, and we would expect this variability to continue for the foreseeable future.

Single Family Residential

Since it commenced operations in the second quarter of 2012, the real estate residential properties and non-performing residential loan segment was focused primarily on acquiring real estate residential properties and non-performing residential loans, preparing these investments for their intended use, and establishing various investment management agreements with third parties and the partnership agreement that owns and operates the non-performing loans.  This segment has operated at a net loss since inception and we expect this to continue, excluding anticipated gains from the liquidation of investments, unless and until the investment portfolio attains a level of stabilization (i.e., residential properties are leased to qualified residents and at sufficient rents) that generates net rental income that surpasses the expenses of growing the portfolio and engaging the necessary property management companies and partners. The main components of the $12.0 million net loss during the nine months ended September 30, 2013 were as follows:

•                  The segment incurred acquisition and investment pursuit expenses of $2.1 million, which represent the costs incurred in connection with acquiring loans, engaging third party investment managers and forming a partnership, as well as certain costs related to property acquisitions.

•                  In connection with the operation of our portfolio, we earned rental income and other revenue of approximately $8.9 million, and incurred management fees of $6.5 million, which includes the fees and reimbursable expenses incurred with regard to our third party managers as well as an allocation of the management fees that we paid to our Manager.  The residential segment incurred other property operating costs of approximately $10.6 million, and depreciation expense of $3.0 million.

•                  The segment incurred general and administrative expenses of approximately $1.7 million.

•                  Additionally, the segment results include an allocation of management fees paid to the manager and corporate-level interest expense of $3.2 million and $3.6 million, respectively.

•                  The segment also realized approximately $3.3 million in net gains from the liquidation of investments.

•                  Depreciation expense of $3.0 million and property impairment charges of $0.5 million were both added back to the $12.0 million loss, while the gain on foreclosure of non-performing loans amount of $3.3 million was deducted to arrive at the Core Loss of $11.8 million.

LNR Segment

The LNR segment contributed Core Earnings of $81.8 million for the LNR Stub Period.  After making adjustments for the calculation of Core Earnings, revenues were $157.3 million, costs and expenses were $87.7 million, other income was $36.2 million and income taxes were $24.0 million.

Core revenues benefited from strong servicing fees of $112.4 million, CMBS interest income of $35.2 million, interest income on our conduit loans of $5.5 million, and management fees of $4.2 million. Our U.S. servicing operation earned $97.6 million during the period while our European servicer earned $14.8 million. The treatment of CMBS interest income on a GAAP basis is complicated by our application of the ASC 810 consolidation rules. In an attempt to treat these securities similarly to the Trust’s other investment securities, we compute core interest income pursuant to an effective yield methodology. In doing so, we segregate the portfolio into various categories based on the components of the bonds’ cash flows and the volatility related to each of these components. We then accrete interest income on an effective yield basis using the components of cash flows that are reliably estimable.  Other minor adjustments are made to reflect management’s expectations for other components of the projected cash flow stream.

Included in core costs and expenses were G&A of $69.1 million, allocated segment management fees and expenses of $11.2 million and amortization expense of $4.8 million. G&A was adjusted to exclude our Change in Control Plan expenses of $15.8 million. Amortization expense principally represents the amortization of the European special servicing intangible, which reflects the deterioration of this asset as fees are earned.

Core other income includes profit realized upon securitization of loans by our conduit business, gains on sales of CMBS, gains on derivatives that were either effectively terminated or novated, and earnings from unconsolidated entities. Derivatives include instruments which hedge interest rate risk and credit risk on our conduit loans.  For GAAP purposes, the loans, CMBS and derivatives are accounted for at fair value, with all changes in fair value (realized or unrealized) recognized in earnings.  The adjustments to Core Earnings outlined above are also applied to the GAAP earnings of our unconsolidated entities.

Income taxes principally relate to the operating results of our servicing business and our conduit business, which are held in a TRS.

Cash Flows

The following table presents our summarized cash flows for the nine months ended September 30, 2013 on both a GAAP basis and a basis which excludes the impacts of VIE consolidation and other minor adjustments (amounts in thousands):

	GAAP	VIE Adjustments	Excluding LNR VIEs
Net cash used in operating activities	$(275,142)	$89	$(275,053)
Cash Flows from Investing Activities:
Purchase of LNR, net of cash acquired	(586,383)	—	(586,383)
Purchase of investment securities	(82,754)	(93,293)	(176,047)
Proceeds from sales of investment securities	442,877	8,760	451,637
Proceeds from principal collections on investment securities	56,793	18,598	75,391
Origination and purchases of loans held for investment	(1,658,240)	—	(1,658,240)
Proceeds from principal collections on loans held for investment	394,616	—	394,616
Proceeds from sales of loans held for investment	369,621	—	369,621
Acquisition and improvement of single family homes	(458,733)	—	(458,733)
Proceeds from sale of single family homes	6,696	—	6,696
Purchase of other assets	(1,631)	—	(1,631)
Purchase of non-performing loans	(153,141)	—	(153,141)
Proceeds from sale of non-performing loans	27,198	—	27,198
Investment in unconsolidated entities	(8,558)	—	(8,558)
Distribution of capital from unconsolidated entities	3,210	—	3,210
Payments for purchases and terminations of derivatives	(648)	—	(648)
Proceeds from sales and terminations of derivatives	9,940	—	9,940
Return of investment basis in purchased derivative asset	1,533	—	1,533
Decrease (increase) in restricted cash	(54,860)	—	(54,860)
Net cash used in investing activities	(1,692,464)	(65,935)	(1,758,399)
Cash Flows from Financing Activities:
Borrowings under secured financing agreements	2,691,382	—	2,691,382
Proceeds from issuance of convertible senior notes	1,037,926	—	1,037,926
Principal repayments on borrowings under secured financing arrangements	(2,674,437)	—	(2,674,437)
Payment of deferred financing costs	(13,281)	—	(13,281)
Proceeds from loan participation liability	95,000	—	95,000
Proceeds from common stock offering	1,513,519	—	1,513,519
Payment of equity offering costs	(955)	—	(955)
Payment of dividends	(210,843)	—	(210,843)
Contributions from non-controlling interests	1,399	—	1,399
Distributions to non-controlling interests	(47,914)		(47,914)
Issuance of debt of consolidated VIEs	8,760	(8,760)	—
Repayment of debt of consolidated VIEs	(93,293)	93,293	—
Distributions of cash from consolidated VIEs	18,598	(18,598)	—
Net cash provided by financing activities	2,325,861	65,935	2,391,796
Net (decrease) increase in cash and cash equivalents	358,255	89	358,344
Effect of exchange rate changes on cash	908	—	908
Cash and cash equivalents, beginning of period	177,671	—	177,671
Cash and cash equivalents, end of period	$536,834	$89	$536,923

Real Estate Investment Lending Segment

Net cash provided by operating activities, totaling $106.8 million, was primarily attributed to (i) cash inflows from the core real estate investment portfolio generating approximately $38.8 million net financing expenses, amortization of deferred financing costs, amortization of convertible debt discount and deferred fees, accretion of net discount and fees on investment securities and loans, (ii) cash inflows from operating assets and liabilities of $11.6 million, (iii) an increase of $2.1 million in fair value option securities and fair value of derivatives.

Net cash used by investing activities totaling $1.8 billion primarily attributed to the (i) purchase of LNR for $730.5 million, net of cash acquired in the transaction (ii) purchase of $59.2 million of investment securities, (iii) acquisition and origination of $1.7 billion (iv) acquisition and improvements of real estate of $458.8 million, and (v) purchase of $153.1 million in non-performing loans. These were offset by positive changes in cash flows resulting from (i) $802.4 million in proceeds from loan and securities sales, and (ii) $451.1 million in principal collections from loans and securities.

Net cash provided by financing activities totaling $1.8 billion, primarily attributed to (i) borrowings of $2.0 billion on the financing facilities for our core real estate investment portfolio offset by repayments on borrowings of $2.2 billion, (ii) common stock issuances of $1.5 billion, (iii) borrowings from our convertible senior notes of $1.0 billion, offset by (iv) dividend payments to our shareholders of $210.8 million, and (v) distributions to non-controlling interest holders of $47.9 million.

LNR Segment

The discussion below is on a non-GAAP basis, after removing adjustments principally resulting from the ASC 810 consolidation of LNR’s VIEs.  These adjustments principally relate to (i) purchases of CMBS related to consolidated VIEs, which are reflected as repayments of VIE debt on a GAAP basis; (ii) sales of CMBS related to consolidated VIEs, which are reflected as issuances of VIE debt on a GAAP basis and (iii) proceeds resulting from principal collections on these CMBS, which are reflected as VIE distributions on a GAAP basis.  There is no net impact to cash flows from operations or to overall cash resulting from these consolidations.  Refer to the financial statement footnotes for further discussion.

During the LNR Stub Period, cash and cash equivalents increased by $79.2 million excluding the impact of changes in foreign exchange rates. The increase resulted from cash provided by financing activities of $553.2 million offset by cash used in operating and investing activities of $381.9 million and $92.2 million, respectively.

Net cash used by operating activities was driven by a net use of cash of $445.4 million related to our conduit platform, comprising $847.8 million of originations offset by securitizations of $402.4 million.  The financing of the loans related to this platform is included in financing activities, which distorts cash from operations.  Excluding the conduit use of cash, we generated $64.4 million of cash from operations. The key components of the positive cash from operations are the servicing business and interest on our CMBS investments, offset somewhat by general and administrative expenses and income taxes attributable to our taxable REIT subsidiary.

Net cash used by investing activities was driven by (i) CMBS purchases of $116.8 million, (ii) an increase in restricted cash of $18.4 million resulting from both increased amounts of collateral posted pursuant to the central clearing provisions of the Dodd-Frank Act and the funding of certain performance guarantees in connection with the LNR acquisition, and (iii) a contribution to one of our joint ventures of $5.0 million. These were offset by cash flows resulting from (i) $37.4 million in proceeds from CMBS sales and principal collections, (ii) $9.9 million of proceeds from the termination of derivatives, and (iii) $2.7 million in distributions from unconsolidated entities.

Net cash provided by financing activities totaled $553.2 million and principally related to net borrowings on the repurchase agreements for our conduit platform.  Borrowings totaled $645.3 million, offset by repayments of $91.4 million.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet our cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make new investments where appropriate, pay any dividends to our stockholders, and other general business needs. We closely monitor our liquidity position and believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations for at least the next 12 months. Our strategy for managing liquidity and capital resources has not changed since December 31, 2012, other than as set forth below.  Please refer to our Form 10-K for a description of these strategies.

Cash and Cash Equivalents

As of September 30, 2013, we had cash and cash equivalents of $536.8 million.

New Credit Facilities

On February 15, 2013, we issued $600.0 million of 4.55% Convertible Senior Notes due 2018. The notes were sold to the underwriters at a discount of 2.05%, resulting in net proceeds to us of $587.7 million.

In connection with the LNR closing on April 19, 2013, we entered into a $300 million term loan facility that has a seven year term.  The term loan bears interest at a rate of 3.5%, and has an overall borrowing cost of 3.84% per annum. In addition, the fees to obtain the facility were approximately $7.1 million.

On July 3, 2013, we issued $460 million in aggregate principal amount of 4.00% Convertible Senior Notes due 2019 for total gross proceeds of $460 million.  The underwriters’ discount and other offering costs aggregated $10.2 million, resulting in net proceeds to us of $450.2 million.

Issuances of Equity Securities

We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At September 30, 2013, we had 100,000,000 shares of preferred stock available for issuance and 304,738,575 shares of common stock available for issuance.

On April 9, 2013, we sold 30,475,000 shares of common stock at a price of $26.985 per share, resulting in gross proceeds of $822.4 million. In addition, on September 13, 2013, we issued 25,000,000 shares of common stock for total proceeds (net of underwriter’s discount) of approximately $601.0 million. In connection with the September offering, the underwriters had a 30-day option to purchase an additional 3,750,000 shares of common stock, which they exercised, resulting in additional proceeds of $90.2 million in late September.

We maintain an ATM equity offering program with Merrill Lynch and Pierce, Fenner & Smith Incorporated, relating to our shares of common stock. In accordance with the terms of the agreement, we may offer and sell shares of our common stock having an aggregate gross sales price of up to $250 million from time to time through the agent. Any sales of the shares will be made by means of ordinary brokers’ transactions at prices related to prevailing market prices or at negotiated prices.

Summary of Financing Facilities as of September 30, 2013 (dollar amounts in thousands):

	Facility Type	Revolver	Eligible Assets	Current Maturity	Extended Maturity (a)	Pricing	Pledged Asset Carrying Value	Maximum Facility Size	Outstanding Balance	Approved but Undrawn Capacity(d)	Unallocated Financing Amount(e)
Wells Fargo II	Repurchase	Yes	Identified Loans	Aug 2014	Aug 2015	LIBOR + 1.75% to 6%	$842,044	$550,000	$246,810	$270,676	$32,514
Wells Fargo III	Repurchase	Yes	Identified RMBS	(c)	N/A	LIBOR + 1.90%	289,830	175,000	72,719	101,407	874
Wells Fargo IV	Repurchase	No	Identified Loans	Dec 2014	Dec 2016	LIBOR + 2.75%	210,949	154,935	154,935	—	—
Goldman III	Repurchase	No	Single Borrower Secured Note	Sep 2015	N/A	LIBOR + 3.70%	210,125	149,989	149,989	—	—
Citibank	Repurchase	Yes	Identified Loans	Mar 2014	Mar 2017	LIBOR + 1.75% to 3.75%	158,643	125,000	100,952	—	24,048
Borrowing Base	Bank Credit Facility	Yes	Identified Loans	Sep 2015	Sep 2017	LIBOR + 3.25%(b)	591,916	250,000	—	—	250,000
Onewest Bank	Repurchase	No	Identified Loans	Jul 2015	Jul 2017	LIBOR + 3.00%	124,822	84,012	84,012	—	—
Conduit I	Repurchase	Yes	Identified Loans	Sep 2014	Sep 2014	LIBOR + 2.20%	75,234	250,000	55,395	—	194,605
Conduit II	Repurchase	Yes	Identified Loans	Nov 2014	Nov 2014	LIBOR + 2.10%	203,887	150,000	149,438	—	562
Term Loan	Syndicated Facility	Yes	Specifically Identified Assets	Apr 2020	Apr 2020	LIBOR + 2.75%(b)	1,726,171	298,500	298,500	—	—
						Total	$4,433,621	$2,187,436	$1,312,750	$372,083	$502,603

(a)	Subject to certain conditions as defined in facility agreement.
(b)	Subject to borrower’s option to choose alternative benchmark based rates pursuant to the terms of the credit agreement.
(c)	The date that is 180 days after the buyer delivers notice to the seller, subject to a maximum date of March 13, 2015.
(d)

Approved but undrawn capacity represents the total draw amount that has been approved by the lender related to the assets that have been pledged as collateral, less the actual amount that has been drawn.

(e)	Unallocated financing amount represents the maximum facility size less the total draw capacity that has been approved by the lender.

Scheduled Principal Repayments on Investments

The following scheduled and/or projected principal repayments on our investments were based upon the amounts outstanding and contractual terms of the financing facilities in effect as of September 30, 2013 (amounts in thousands):

	Scheduled/Projected Principal Repayments on Loans	Scheduled/Projected Principal Repayments on RMBS and CMBS	Projected Required Repayments of Financing	Total Scheduled Principal Repayments, net of financing
Fourth Quarter 2013	$328,439	$15,695	$(239,106)	$105,028
First Quarter 2014 (1)	10,605	14,860	(176,428)	(150,963)
Second Quarter 2014	6,795	34,860	(10,239)	31,416
Third Quarter 2014 (2)	52,704	20,765	(274,229)	(200,760)
Total	$398,543	$86,180	$(700,002)	$(215,279)

(1)                                 Approximately $72.7 million of the projected required repayment in first quarter of 2014 relates to our Wells RMBS facility which has evergreen options we can use to extend the line as long as we meet certain criteria. Approximately $100.8 million relates to projected required repayments under the Citibank Repurchase Agreement which can be extended as long as certain requirements are met.

(2)                                 Approximately $246.0 million of the projected required repayment in the third quarter of 2014 relates to our Wells Fargo II facility which can be extended as long as certain requirements are met.

Variance between Average and Quarter-End Credit Facility Borrowings Outstanding

The following table compares the average amount of repurchase transactions outstanding during the quarter and the amount of repurchase transactions outstanding as of the end of each quarter, together with an explanation of significant variances:

Quarter Ended	Quarter-End Balance (in 000’s)	Weighted-Average Balance During Quarter (in 000’s)	Variance (in 000’s)	Explanations for Significant Variances
March 31, 2013	$1,027,820	$1,124,392	$(96,572)		(a)
June 30, 2013	$1,707,366	$1,492,792	$214,574		(b)
September 30, 2013	$1,312,044	$1,523,634	$(210,884)		(c)

(a)                                 Variance primarily due to the following: (i) payoff of the last remaining loan under the Wells Repurchase Agreement in February 2012, (ii) paydown of $315 million in financing under the Second Wells Repurchase Agreement using proceeds from the convertible debt offering on February 15 offset by a draw of $ 173.9 million on March 27 to fund the origination of Hudson Yards, and (iii) paydown of $57 million in financing under the Citibank Repurchase Agreement using proceeds from the convertible debt offering on February 15 .

(b)                                 Variance primarily due to the following: (i) $93.5 million in draws during June on the Wells III facility; and (ii) $285.1 million draw under the Wells Repo II agreement in June.

(c)                                  Variance is primarily due to the following transactions: (i) paydown of $105.9 million under the Second Wells Repurchase Agreement using proceeds from the equity offering in late September 2013; (ii) payoff and termination of the Goldman Repurchase Agreement in late September due to the sale of remaining CMBS pledged to the facility. Approximately $144.9 million was paid off in conjunction with the sale; and (iii) the drawdown of the conduit loan repurchase facilities at the end of the quarter to fund the origination of additional conduit loans.

Quarter Ended	Quarter-End Balance (in 000’s)	Weighted-Average Balance During Quarter (in 000’s)	Variance (in 000’s)	Explanations for Significant Variances
March 31, 2012	$1,308,860	$1,270,300	$38,560		(a)
June 30, 2012	$1,065,388	$1,074,612	$(9,224)		(b)
September 30, 2012	$1,309,450	$1,280,953	$28,497		(c)

(a)                                 Variance is primarily due to the following transactions:  (i) paydown of $92.1 million under the Goldman Repurchase Agreement on March 29, 2012 using proceeds from the sale of 6 conduit loans; (ii) $81.0 million draw under the BAML Credit Agreement in mid-March 2012 in conjunction with the closing of a $125.0 million participation in a senior loan; (iii)  A draw of $112.0 million was made under the Second Deustche Repurchase Agreement on December 27, 2011 to provide liquidity for the acquisition of a separate portfolio of $333.0 million loans, which closed on December 30, 2011; $70.0 million was repaid under the Second Deutsche Repurchase Agreement in March 2012 after the loans were approved for financing under the Fourth Wells Repurchase Agreement in Q1 2012; (iv) $88.0 million additional draw on the Fourth Wells Repurchase Agreement to leverage a $333.0 million portfolio of loans that closed on December 30, 2011 where the majority of loans were approved for financing in Q1 2012; and (v) $155.4 million draw under the Second Goldman Repurchase Agreement in the beginning of February in conjunction with the acquisition of $222.8 million of CMBS.

(b)                                 Variance is primarily due to the following transactions: (i) paydown of $38.5 million under the Wells Repurchase Agreement in early June 2012 using proceeds from the prepayment of 4 loans in the TIAA portfolio; (ii) various draws and repayments during the quarter under the Second Wells Repurchase Agreement in anticipation of multiple loan closings; (iii) additional draw of $55.1 million under the Third Wells Repurchase Agreement to lever the RMBS acquired during the quarter; (iv) paydown of $92.0 million under the Second Deustche Repurchase Agreement using proceeds from the equity offering in April 2012, subsequent draw of $45.0 million in early May 2012 in anticipation of the REO pool acquisition, and repayment of $50.3 million in conjunction with the payoff of the loan pledged under the facility in early May 2012; and (v) paydown of $24.5 million under the Fourth Wells Repurchase Agreement in conjunction with the prepayment of 3 loans during May and June of 2012.

(c)                                  Variance is primarily due to the following transactions: (i) paydown of $98.7 million under the Bank of America Merrill Lynch Hilton line in late August 2012 using the proceeds from the repayment of 3 loans; (ii) various draws and repayments during the quarter, including a draw of $132.3 million, under the Second Wells Repurchase Agreement in anticipation of multiple loan closings; (iii) additional draw of $30 million under the Third Wells Repurchase Agreement to lever the RMBS acquired during the quarter; (iv) an initial draw of $32.2 million on a newly created financing line; (v) an initial draw of $158.8 million on a newly created financing line.

The weighted average cost of the secured financings and convertible senior notes for the three and nine months ended September 30, 2013 was 4.88% and 4.96%, respectively, including the impact of interest rate hedges and financing costs.

Other Potential Sources of Financing

In the future, we may also use other sources of financing to fund the acquisition of our target assets, including other secured as well as unsecured forms of borrowing. We may also seek to raise further equity capital or issue debt securities in order to fund our future investments.

Leverage Policies

Our strategies with regards to use of leverage have not changed significantly since December 31, 2012.  Please refer to our Form 10-K for a description of our strategies regarding use of leverage.

Contractual Obligations and Commitments

Contractual obligations as of September 30, 2013 are as follows (amounts in thousands):

	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 years

Secured financings, including interest payable	1,406,630	730,773	351,013	39,375	285,469
Convertible senior notes	1,298,569	46,569	91,400	1,160,600	—
Loans transferred as secured borrowings	95,833	4,843	56,175	34,815	—
Loan participation liability(a)	152,105	5,721	11,457	134,927	—
Loan funding obligations	608,714	349,025	237,546	22,143	—
Total	3,561,851	1,136,931	747,591	1,391,860	285,469

(a)   These amounts relate to financial assets sales that were required to be accounted for as secured borrowings. As a result, the assets we sold remain on our balance sheet for financial reporting purposes. Such assets are expected to provide match funding for these liabilities.

The table above does not include amounts due under our Management Agreement as this agreement does not have fixed of determinable payments. Refer to Note 11 of the condensed consolidated financial statements for obligations related to this agreement.

Off-Balance Sheet Arrangements

In connection with our purchase of LNR, we now have relationships with unconsolidated entities and/or financial partnerships, such as entities often referred to as special purpose or variable interest entities.  We are not obligated to provide, nor have we provided, any financial support for any special purpose or variable interest entities.  As such, the risk associated with our involvement is limited to the carrying value of our investment in the entity.  Refer to Note 15 for further discussion.

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

The Company’s board of directors declared the following dividends in 2013 and 2012:

Ex-Dividend Date	Record Date	Announce Date	Pay Date	Amount	Frequency
9/26/13	9/30/13	8/6/13	10/15/13	$0.46	Quarterly
6/26/13	6/28/13	5/8/13	7/15/13	$0.46	Quarterly
3/26/13	3/28/13	2/27/13	4/15/13	$0.44	Quarterly
12/27/12	12/31/12	12/13/12	1/15/13	$0.10	Special
12/17/12	12/31/12	11/6/12	1/15/13	$0.44	Quarterly
9/26/12	9/28/12	8/3/12	10/15/12	$0.44	Quarterly
6/27/12	6/29/12	5/8/12	7/13/13	$0.44	Quarterly
3/28/12	3/30/12	2/29/12	4/13/12	$0.44	Quarterly

On November 6, 2013, our board of directors declared a dividend of $0.46 per share for the fourth quarter of 2013, which is payable on January 15, 2014 to common stockholders of record as of December 31, 2013.

Non-GAAP Financial Measures

Please refer to the Results of Operations section above for our calculation and discussion of our Core Earnings, a non-GAAP financial measure.

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

Credit Risk

We are subject to varying degrees of credit risk in connection with our investments. We have exposure to credit risk on our loans held for investment, and to a much lesser agree, our loans held for sale (due to the expected sale in near term), on the underlying mortgage loans in our RMBS and CMBS portfolios as well as other assets. Our Manager seeks to manage credit risk by performing deep credit fundamental analysis of potential assets. Credit risk is also addressed through our Manager’s on-going surveillance, and investments are monitored for variance from expected prepayments, defaults, severities, losses and cash flow on a monthly basis.

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

The S&P ratings of our RMBS portfolio were as follows (amounts in thousands):

	September 30, 2013		December 31, 2012
S&P Rating	Carrying Value	Percentage	Carrying Value	Percentage
A+	$—	—%	$28	—%
BBB+	5,467	1.7%	103	—%
BB+	9,351	3.0%	16,071	4.8%
BB	670	0.2%	1,549	0.5%
BB-	845	0.3%	5,862	1.8%
B+	3,251	1.0%	9,338	2.8%
B	—	—%	3	—%
B-	27,102	8.6%	29,597	8.9%
CCC	223,881	70.8%	234,429	70.4%
CC	690	0.2%	5,235	1.6%
D	20,673	6.5%	23,280	6.9%
NR	24,331	7.7%	7,658	2.3%
Total RMBS	$316,261	100.0%	$333,153	100.0%

The S&P ratings of our CMBS, fair value option, portfolio were as follows (amounts in thousands):

	September 30, 2013 (1)
S&P Rating	Carrying Value	Percentage
BBB	$10	—%
BB+	15,759	3.8%
BB	29,226	7.1%
B+	199	—%
B	19,391	4.7%
CCC	16,606	4.0%
CC	41,030	10.0%
C	23,637	5.8%
D	55,548	13.5%
NR	208,665	51.1%
Total CMBS	$410,071	100.0%

(1)         Includes $324.4 million of CMBS reflected in “VIE liabilities” in accordance with ASC 810.

As of September 30, 2013, the non-fair value option CMBS portfolio consists of (1) $110.7 million of the non-fair value option CMBS were rated BB+ as of September 30, 2013, and (2) a $1.7 million unrated interest-only debt security

As of December 31, 2012, 20.4% of the CMBS securities are rated BB+. The remaining 79.6% are securities where the obligors are certain special purpose entities that were formed to hold substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties; the securities are not rated but the loan-to-value ratio was estimated to be in the range of 39%- 44% at December 31, 2012.

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

Consistent with our strategy of hedging foreign currency exposure on certain investments, we typically enter into a series of forward to fix the USD amount GBP and EUR-denominated cash flows (interest and principal payments) we expect to receive from our GBP and EUR-denominated loan and CMBS investments. The following table represents our current currency hedge exposure as it relates to our loan investments and a CMBS investment denominated in foreign currencies, along with the aggregate notional amount of the hedges in place (amounts in thousands except for number of contracts, using the September 30, 2013 GBP spot rate of 1.6186 and EUR spot rate of 1.3527):

Carrying Value of Investment	Local Currency	Number of foreign exchange contracts	Aggregate Notional Value of Hedges Applied ($USD)	Expiration Range of Contracts
110,709	GBP	5	125,340	March 2014 — March 2016
78,587	EUR	4	83,149	October 2013 — January 2014
15,015	GBP	17	18,936	January 2014 — January 2018
48,382	GBP	11	63,482	October 2013 — January 2016
7,930	GBP	11	9,591	October 2013 — March 2016
30,541	EUR	4	34,235	November 2013 — June 2014
54,091	EUR	12	61,757	January 2014 — October 2016

In addition to the hedge positions in the table about we have an additional position which does not relate to a foreign asset we still carry.  During 2010, we entered into a series of forward contracts whereby we agreed to sell an amount of GBP for an agreed-upon amount of USD at various dates through October 2013. These forward contracts were executed to fix the USD amount of GBP denominated cash flows we expect to receive from our GBP-denominated loan. During the first quarter of 2012, the GBP-denominated loan was prepaid. As a result of the loan being prepaid in February 2012, the foreign exchange forward contracts were no longer necessary. At that time, the hedge contracts were in a loss position to us of approximately $10.0 million. In the process of negotiating the termination of the contracts, management was able to lock-in the amount of the loss by entering into new derivative contracts with a separate counterparty that had the same maturity dates and notional amounts, but wherein we would sell USD in exchange for GBP (offsetting positions). We executed this structure as opposed to liquidating the original contracts as it was more cost effective. As of September 30, 2013, the GBP hedging strategies above resulted in one foreign exchange forward sales contracts with a total notional value of $103.7 million and one such foreign exchange forward purchase contracts with a total notional value of $103.7 million (using the September 30, 2013 spot rate of 1.6186).

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

Changes in Internal Control Over Financial Reporting.  No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

STARWOOD PROPERTY TRUST, INC.

Date: November 7, 2013	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: November 7, 2013	By:	/s/ PERRY STEWART WARD
Perry Stewart Ward Chief Financial Officer, Treasurer and Principal Financial Officer

Item 6.    Exhibits.

(a)         Index to Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description

(3)(i)	Articles of Amendment and Restatement of Starwood Property Trust, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed November 16, 2009)

(3)(ii)	By laws of Starwood Property Trust, Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed November 16, 2009)

4.1

Second Supplemental Indenture, dated as of July 3, 2013, between the Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed July 3, 2013)

4.2	Form of 4.00% Convertible Senior Notes due 2019 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed July 3, 2013)

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document