Form 10-K
period 2013-12-31
STARWOOD PROPERTY TRUST, INC.
filed 2014-02-26
CIK 1465128

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2013, the aggregate market value of the voting stock held by non-affiliates was $4,047,081,390 based on the reported last sale price of our common stock on June 30, 2013. Shares of our common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that persons are affiliates for any other purposes.

         The number of shares of the issuer's common stock, $0.01 par value, outstanding as of February 26, 2014 was 195,513,195.

DOCUMENTS INCORPORATED BY REFERENCE

         Documents Incorporated By Reference: The information required by Part III of this Form 10-K, to the extent not set forth herein or by amendment, is incorporated by reference from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or prior to April 30, 2014.

Special Note Regarding Forward-Looking Statements

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

  •
  defaults by borrowers in paying debt service on outstanding indebtedness;

  •
  impairment in the value of real estate property securing our loans;

  •
  availability of mortgage origination and acquisition opportunities acceptable to us;

  •
  Our ability to fully integrate LNR Property LLC, a Delaware limited liability company ("LNR"), which was acquired on April 19, 2013, into our business and achieve the benefits that we anticipate from this acquisition;

  •
  potential mismatches in the timing of asset repayments and the maturity of the associated financing agreements;

  •
  national and local economic and business conditions;

  •
  general and local commercial and residential real estate property conditions;

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

PART I

Item 1.    Business.

        The following description of our business should be read in conjunction with the information included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2013. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in "Risk Factors" and elsewhere in this Annual Report on Form 10-K. References in this Annual Report on Form 10-K to "we," "our," "us," or the "Company," refer to Starwood Property Trust, Inc.

General

        Starwood Property Trust, Inc. ("the Trust" together with its subsidiaries, "we" or the "Company") is a Maryland corporation that commenced operations on August 17, 2009 upon the completion of its initial public offering ("IPO"). From our inception in 2009 through the end of the first quarter of 2013, we had been focused primarily on originating, acquiring, financing and managing commercial mortgage loans and other commercial real estate debt investments, commercial mortgage-backed securities, and other commercial real estate-related debt investments in both the U.S. and Europe. We have traditionally referred to the following as our target assets:

  •
  Commercial real estate mortgage loans;

  •
  Commercial real estate mortgage-backed securities ("CMBS");

  •
  Other commercial real estate-related debt investments;

  •
  Residential mortgage-backed securities ("RMBS"); and

  •
  Residential real estate owned and residential non-performing mortgage loans.

        On April 19, 2013, we acquired the equity of LNR Property, LLC ("LNR") and certain of its subsidiaries for an initial agreed upon purchase price of approximately $859 million, which was reduced for transaction expenses and distributions occurring after September 30, 2012, resulting in cash consideration of approximately $730 million. Immediately prior to the acquisition, an affiliate of ours acquired the remaining equity comprising LNR's commercial property division for a purchase price of $194 million. The portion of the LNR business acquired by us includes the following: (i) a servicing business that manages and works out problem assets, (ii) a finance business that is focused on selectively acquiring and managing real estate finance investments, including unrated, investment grade and non-investment grade rated CMBS, subordinated interests of securitization and resecuritization transactions, and high yielding real estate loans; and (iii) a mortgage loan business which originates conduit loans for the primary purpose of selling these loans into securitization transactions.

        On January 31, 2014, we completed the spin-off of our single family residential ("SFR") segment to our stockholders. The newly-formed real estate investment trust ("REIT"), Starwood Waypoint Residential Trust ("SWAY"), is listed on the New York Stock Exchange ("NYSE") and trades under the ticker symbol "SWAY." Our stockholders received one common share of SWAY for every five shares of Starwood Property Trust common stock held at the close of business on January 24, 2014. As part of the spin-off, we contributed $100 million to the unlevered balance sheet of SWAY to fund its growth and operations. As of December 31, 2013, our consolidated financial statements reflect SFR segment net assets of $1.0 billion, representing approximately 13% of the Company's total assets at December 31, 2013. The net assets of the SFR segment consisted of approximately 7,200 units of single-family homes and residential non-performing mortgage loans. Refer to Note 24 to our consolidated financial statements included under Item 8 herein for additional SFR segment financial information. In connection with the spin-off, 40.1 million common shares of SWAY were issued, which had a closing market price on the NYSE of $28.18 per share as of February 21, 2014.

        As market conditions change over time, we may adjust our strategy to take advantage of changes in interest rates and credit spreads as well as economic and credit conditions. Our objective is to provide attractive risk-adjusted total returns to our investors over the long term, primarily through dividends and secondarily through capital appreciation. In order to achieve these objectives, we focus on asset selection and the relative value of various sectors within the debt market to construct a diversified investment portfolio designed to produce attractive returns across a variety of market conditions and economic cycles. We employ leverage, to the extent available, to fund the acquisition of our target assets, increase potential returns to our stockholders and meet our return objectives. Leverage can either be direct by utilizing private third-party financing, or indirect through originating, acquiring, or retaining subordinated mortgages, B-Notes, subordinated loan participations or mezzanine loans. Under our current repurchase agreements and bank credit facility, our total leverage may not exceed 75%, excluding the impact of bona-fide loan sales that must be accounted for as financings and consolidating any variable interest entities ("VIEs") pursuant to accounting principles generally accepted in the United States of America ("GAAP"). We are organized as a holding company and conduct our business primarily through our various subsidiaries.

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

        We elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with our initial taxable year ended December 31, 2009. We also operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940 as amended (the "Investment Company Act" or "1940 Act").

        Our corporate headquarters office is located at 591 West Putnam Avenue, Greenwich, Connecticut, and our telephone number is (203) 422-8100.

Investment Strategy

        We seek to attain attractive risk-adjusted returns for our investors over the long term by sourcing and managing a diversified portfolio of target assets, financed in a manner that is designed to deliver attractive returns across a variety of market conditions and economic cycles. Our investment strategy focuses on a few fundamental themes:

  •
  origination and acquisition of real estate debt assets with an implied basis sufficiently low to weather significant declines in asset values;

  •
  focus on real estate markets and assets classes with strong supply and demand fundamentals and/or barriers to entry;

  •
  structuring and financing each transaction in a manner that reflects the risk of the underlying asset's cash flow stream and credit risk profile, and efficiently managing and maintaining the transaction's interest rate and currency exposures at levels consistent with management's risk objectives;

  •
  seeking situations where our size, scale, speed, and sophistication allow us to position ourselves as a "one-stop" lending solution for real estate owner/operators;

  •
  utilizing the skills, expertise, and contacts developed by our Manager over the past twenty plus years as one of the premier global real estate investment managers to correctly anticipate trends and identify attractive risk-adjusted investment opportunities in U.S. and European real estate debt capital markets; and

  •
  utilizing the skills, expertise, and infrastructure we acquired through our acquisition of LNR, a market leading diversified real estate investment management and loan servicing company, to expand and diversify our presence in various segments of real estate lending and debt securities, including:

  •
  origination of small and medium sized loan transactions ($10 million to $50 million) for both investment and securitization/gain-on-sale;

  •
  investment in CMBS; and

  •
  special servicing of commercial real estate loans in commercial real estate securitization transactions.

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

  •
  loan sales, syndications, and/or securitizations; and

  •
  public or private offerings of our equity and/or debt securities.

        We may also utilize other sources of financing to the extent available to us.

Our Target Assets

        We invest in target assets secured primarily by U.S. or European collateral. We focus primarily on originating or opportunistically acquiring commercial mortgage whole loans, B-notes, mezzanine loans, preferred equity and mortgage-backed securities. We may invest in performing and non-performing mortgage loans and other real estate-related loans and debt investments. We may acquire target assets through portfolio or other acquisitions. Our Manager targets markets where it has a view on the expected cyclical recovery as well as expertise in the real estate collateral underlying the assets being acquired. Our target assets include the following types of loans and other investments with respect to commercial real estate:

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

  •
  Agency RMBS:  RMBS for which a U.S. Government agency or a federally chartered corporation guarantees payments of principal and interest on the securities; and

  •
  Commercial REO:  commercial properties purchased from CMBS trusts.

  •
  Commercial non-performing loans ("NPLs"):  as part of our efforts to attain additional servicing rights in Europe, we may acquire a minority interest in portfolios of NPLs, alongside other majority investors.

Our Portfolio

Investment Activities

        We operate our business in three reportable segments: real estate investment lending (the "Lending Segment"), SFR, and LNR.

        The following table sets forth the amount of each category of investments we owned across various property types (refer to Schedule IV of the consolidated financial statement for further details of these property types) within our Lending Segment as of December 31, 2013 (amounts in thousands):

Investment	Carrying Value	Face Amount	% Owned	Asset Specific Financing	Net Investment	Weighted Average Rating	Vintage
First mortgages:
Loan acquisitions	$538,777	$565,405	100%	$264,855	$273,922	N/A	1989 - 2013
Loan originations	2,245,297	2,264,809	100%	1,185,115	1,060,182	N/A	2009 - 2013

Total first mortgages	2,784,074	2,830,214		1,449,970	1,334,104

Subordinated mortgage loans and mezzanine loans:
Loan acquisitions	351,773	391,899	100%	2,000	349,773	N/A	1999 - 2012
Loan originations	1,399,489	1,396,759	100%	2,000	1,397,489	N/A	2009 - 2013

Total subordinated debt	1,751,262	1,788,658		4,000	1,747,262
Loan loss allowance	(3,984)	—		—	(3,984)	N/A	N/A
RMBS—AFS(1)	296,236	414,020	100%	127,943	168,293	B-	2003 - 2007
CMBS—AFS(1)	114,346	100,648	100%	—	114,346	BB+	2012 - 2013
HTM securities(2)	368,318	371,700	100%	58,467	309,851	N/A	2013
Equity security	15,247	15,133	100%	—	15,247	N/A	N/A
Investments in unconsolidated entities	50,167	50,167	100%	—	50,167	N/A	N/A

	$5,375,666	$5,570,540		$1,640,380	$3,735,286

(1)
RMBS and CMBS available-for-sale ("AFS") securities.

(2)
Mandatorily redeemable preferred equity interests in commercial real estate entities and CMBS held-to-maturity ("HTM").

        As of December 31, 2013, our Lending Segment's investment portfolio, excluding other investments, had the following characteristics based on carrying values:

Collateral Property Type		Geographic Location
Office	27.2%	West	25.7%
Hospitality	25.6%	North East	20.8%
Mixed Use	16.9%	South East	17.7%
Retail	11.7%	International	15.4%
Residential	9.6%	Mid Atlantic	9.1%
Industrial	1.8%	South West	6.0%
Multi-family	1.3%	Midwest	5.3%
Other	5.9%

	100.0%		100.0%

        The following table sets forth the amount of each category of investments we owned across various property types within our Lending Segment as of December 31, 2012 (amounts in thousands):

Investment	Carrying Value	Face Amount	% Owned	Asset Specific Financing	Net Investment	Weighted Average Rating		Vintage
First mortgages
Loan acquisitions	$520,219	$551,912	100%	$321,976	$198,243	N/A		1989 - 2012
Loan originations	1,027,349	1,036,808	100%	405,628	621,721	N/A		2009 - 2012

Total first mortgages	1,547,568	1,588,720		727,604	819,964

Subordinated mortgage loans and mezzanine loans
Loan acquisitions	620,700	673,421	100%	209,975	410,725	N/A		1999 - 2012
Loan originations	834,128	836,919	100%	2,000	832,128	N/A		2009 - 2013

Total subordinated debt	1,454,828	1,510,340		211,975	1,242,853
Loan loss allowance	(2,061)	—		—	(2,061)	N/A		N/A
CMBS—AFS	529,434	519,575	100%	291,004	238,430	BB+	(1)	2010 - 2012
RMBS—AFS	333,153	489,220	100%	163,122	170,031	B-		2003 - 2007
Other investments	221,983	221,983	100%	—	221,983	N/A		N/A

	$4,084,905	$4,329,838		$1,393,705	$2,691,200

(1)
This rating, which was provided by Standard & Poor's Ratings Services, Inc. ("S&P"), relates to one position that represents 20.4% of the CMBS carrying value. The remaining 79.6% were securities where the obligors are certain special purpose entities ("SPEs") that were formed to hold substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties; the securities are not rated but the loan-to-value ratio was estimated to be in the range of 39%-44% at December 31, 2012.

        As of December 31, 2012, our Lending Segment's investment portfolio, excluding other investments, had the following characteristics based on carrying values:

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

Loans

        Our primary focus has been to build a portfolio of commercial mortgage and mezzanine loans at attractive risk-adjusted returns by focusing on the underlying real estate fundamentals and credit analysis of the borrowers. During the year ended December 31, 2013, our Lending Segment originated or acquired 76 held-for-investment loans, excluding approximately $1.0 billion of future funding commitments associated with these loans. The current year originations of the Lending Segment are summarized below (amounts in thousands):

Investment	Funded Amounts	Principal Balance	Weighted Average Coupon at Closing
First mortgages held for investment	$1,953,833	$1,992,341	4.01%
Subordinated mortgages held for investment	176,030	178,842	6.92%
Mezzanine loans held for investment	463,826	466,772	11.14%

Total loans originated or acquired in current year	$2,593,689	$2,637,955

        We continually monitor borrower performance and complete a detailed, loan-by-loan formal credit review on a quarterly basis. The results of this review are incorporated into our quarterly assessment of the adequacy of the allowance for loan losses.

Investment Securities

        Investment securities in our Lending Segment and LNR are comprised of the following as of December 31, 2013 and 2012 (amounts in thousands):

	Carrying Value as of December 31,
	2013	2012
RMBS, AFS	$296,236	$333,153
CMBS, AFS	114,346	529,434
CMBS, fair value option(1)	550,282	—
HTM securities	368,318	—
Equity security, fair value option	15,247	21,667

Total	$1,344,429	$884,254

(1)
As of December 31, 2013, balance includes $409.3 million of fair value option CMBS that are eliminated pursuant to Accounting Standards Codification ("ASC") Topic 810.

        For further discussion of our investment securities, refer to Note 6 of our consolidated financial statements included in Item 8.

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

        As of December 31, 2013, 36.8% of our investments were comprised of fixed rate loans and securities with a weighted-average coupon of 7.4% and weighted-average life of 4.7 years, whereas 62.1% of our investments were comprised of variable rate loans and securities with a LIBOR based index with a weighted-average spread of 5.7% and weighted-average life of 4.4 years, and 1.1% of our investments represented other investments.

        As of December 31, 2012, 30.1% of our investments were comprised of fixed rate loans and securities with a weighted-average coupon of 9.4% and weighted-average life of 3.9 years, whereas 64.8% of our investments were comprised of variable rate loans and securities with a LIBOR based index with a weighted-average spread of 4.8% and weighted-average life of 4.1 years, and 5.1% of our investments represented other investments.

Summary of Maturities

Real Estate Investing Lending Segment

        As of December 31, 2013, the Lending Segment's loans held-for-investment, HTM securities, loans transferred as secured borrowings and CMBS had a weighted-average maturity of 4.07 years, inclusive of extension options that management believes are probable of exercise. The table below shows the carrying value expected to mature annually over the next ten years for our loans held-for-investment, HTM securities, loans transferred as secured borrowings and CMBS (amounts in thousands, except number of investments maturing).

Year of Maturity	Number of Investments Maturing(1)	Carrying Value	% of Total
2014	17	$204,391	4.1%
2015	13	177,721	3.5%
2016	31	1,031,784	20.6%
2017	56	1,144,434	22.8%
2018	42	1,514,042	30.1%
2019	22	519,798	10.4%
2020	4	266,941	5.3%
2021	2	5,811	0.1%
2022	—	—	0.0%
2023 and thereafter	15	153,962	3.1%

Total	202	5,018,884	100.0%

(1)
Excludes RMBS.

LNR Segment

        As of December 31, 2013, LNR's CMBS and loans held-for-investment had a weighted-average maturity of 28.1 years. The table below shows the carrying value expected to mature annually over the next ten years (amounts in thousands, except number of investments maturing).

Year of Maturity	Number of Investments Maturing(1)	Carrying Value	% of Total
2014	99	$15,181	2.7%
2015	48	14,876	2.7%
2016	33	22,724	4.0%
2017	12	39,227	7.0%
2018	24	41,684	7.4%
2019	14	23,045	4.1%
2020	7	9,746	1.7%
2021	7	11,309	2.0%
2022	19	69,352	12.4%
2023 and thereafter	69	314,364	56.0%

Total	332	561,508	100.0%

(1)
Excludes loans held-for-sale.

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

Competition

        We are engaged in a competitive business. In our investment activities, we compete for opportunities with numerous public and private investment vehicles, including financial institutions, specialty finance companies, mortgage banks, pension funds, opportunity funds, hedge funds, insurance companies, REITs and other institutional investors, as well as individuals. Many competitors are significantly larger than we are, have well established operating histories and may have greater access to capital, more resources and other advantages over us. These competitors may be willing to accept lower returns on their investments or to compromise underwriting standards and, as a result, our origination volume and profit margins could be adversely affected.

Our Manager

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

Leverage Policies

        We employ leverage, to the extent available, to fund the acquisition of our target assets, increase potential returns to our stockholders and meet our return objectives. Although we are not required to maintain any particular minimum leverage ratio, the amount of leverage we deploy for particular investments in our target assets depends upon our Manager's assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial and residential mortgage markets, our outlook for the level, slope, and volatility of interest rates, the credit quality of our assets, the collateral underlying our assets, and our outlook for asset spreads relative to the LIBOR curve. Under our current repurchase agreements and bank credit facility, our total leverage may not exceed 75%, excluding the impact of bona-fide loan sales that must be accounted for as financings and consolidating any VIEs pursuant to GAAP. As of December 31, 2013, our ratio of total debt to assets was 40.2%.

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

  •
  not more than 25% of our equity will be invested in any individual asset without the consent of a majority of our independent directors; and

  •
  any investment of up to $25 million requires the approval of our Chief Executive Officer; any investment in excess of $25 million also requires the approval of our Manager's Investment Committee; any investment from $150 million to $250 million requires the approval of the Investment Committee of our board of directors and our Manager's Investment Committee; and any investment in excess of $250 million requires the approval of our board of directors.

        These investment guidelines may be changed from time to time by our board of directors without the approval of our stockholders. In addition, both our Manager and our board of directors must approve any change in our investment guidelines that would modify or expand the types of assets in which we invest.

Available Information

        Our website address is www.starwoodpropertytrust.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on

Form 8-K, all amendments to those reports and other filings as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the "SEC"), and also make available on our website the charters for the Audit, Compensation, Nominating and Corporate Governance and Investment Committees of the board of directors and our Code of Business Conduct and Ethics and Code of Conduct for Principal Executive Officer and Senior Financial Officers, as well as our corporate governance guidelines. Copies in print of these documents are available upon request to our Corporate Secretary at the address indicated on the cover of this report. The information on our website is not a part of, nor is it incorporated by reference into, this Annual Report on Form 10-K.

        We intend to post on our website any amendment to, or waiver of, a provision of our Code of Business Conduct and Ethics or Code of Conduct for Principal Executive Officer and Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer or persons performing similar functions and that relates to any element of the code of ethics definition set forth in Item 406 of Regulation S-K of the Securities Act of 1933, as amended.

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

        Information regarding our revenue, profit and losses and assets is set forth under Item 8 of this Annual Report on Form 10-K.

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

        Our Manager has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success depends to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the officers and key personnel of our Manager. The officers and key personnel of our Manager evaluate, negotiate, close and monitor a substantial portion of our investments; therefore, our success depends on their continued service. The departure of any of the officers or key personnel of our Manager could have a material adverse effect on our performance.

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

        Our Manager and executive officers may have conflicts between their duties to us and their duties to, and interests in, Starwood Capital Group and its other investment funds. Currently, Starwood Global Opportunity Fund VIII, Starwood Global Opportunity Fund IX and Starwood Capital Hospitality Fund II Global (collectively, the "Starwood Private Real Estate Funds") collectively have the right to invest 25% of the equity capital proposed to be invested by any investment vehicle managed by an entity controlled by Starwood Capital Group in debt interests relating to real estate. Our co-investment rights are subject to, among other things, (i) the determination by our Manager that the proposed investment is suitable for us, and (ii) our Manager's sole discretion as to whether or not to exclude from our investment portfolio at any time any "medium-term loan to own" investment, which our Manager considers to be mortgage loans or other real estate-related loan or debt investments where the proposed originator or acquirer of any such investment has the intent and/or expectation of foreclosing on, or otherwise acquiring the real property securing the loan or investment at any time between 18 and 48 months of its origination or acquisition of the loan or investment. In addition, in the case of opportunities to invest in a portfolio of assets including both equity and debt real estate related investments, we would not have the co-investment rights described above if our Manager determines that less than 50% of the aggregate anticipated investment returns from the portfolio is expected to come from our target assets. Since we are subject to the judgment of our Manager in the application of our co-investment rights, we may not always be allocated 75% of each co-investment opportunity in our target asset classes. Our independent directors periodically review our Manager's and Starwood Capital Group's compliance with the co-investment provisions described above, but they do not approve each co-investment by the Starwood Private Real Estate Funds and us unless the amount of capital we invest in the proposed co-investment otherwise requires the review and approval of our independent directors pursuant to our investment guidelines. Pursuant to the exclusivity provisions of the Starwood Private Real Estate Funds, our investment strategy may not include either (i) equity interests in real estate or (ii) "near-term loan to own" investments, in each case (of both (i) and (ii)) if such investments are expected, at the time such investment is made, to produce an internal rate of return ("IRR") in excess of 14%. Therefore, our board of directors does not have the flexibility to expand our investment strategy to include equity interests in real estate or "near-term loan to own" investments with such an IRR expectation.

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

        In addition, as described above on January 31, 2014, we distributed all of the common shares of SWAY, our former wholly-owned subsidiary, to our stockholders of record on January 24, 2014, which completed the spin-off of our portfolio of single-family rental homes and distressed and non-performing residential mortgage loans. Pursuant to a co-investment and allocation agreement dated January 31, 2014 among SWAY's external manager, SWAY and Starwood Capital Group (the "Co-Investment Agreement"), Starwood Capital Group has agreed that neither it nor any entity controlled by it (including us) will sponsor or manage any U.S. publicly traded entity (other than SWAY) that invests primarily in single-family residential rental homes or distressed and non-performing single-family residential mortgage loans for so long as the management agreement between SWAYand SWAY's external manager is in effect and SWAY's external manager and Starwood Capital Group are under common control. However, SWAY's external manager and Starwood Capital Group and their respective affiliates, including our Manager, may sponsor or manage (1) a U.S. publicly traded entity (including us) that invests generally in real estate assets, including rental homes or distressed and non-performing single-family residential mortgage loans, so long as any such entity does not invest primarily in single-family residential rental homes or distressed and non-performing single-family residential mortgage loans, or (2) a private or foreign entity that invests primarily in single-family residential rental homes or distressed and non-performing single-family residential mortgage loans; provided that, in each case, Starwood Capital Group will adopt a policy that either (a) provides for the fair and equitable allocation of investment opportunities between any such entity and SWAY or (b) provides SWAY the right to co-invest with any such entity, in each case subject to the suitability of each investment opportunity for any such entity and SWAY and any such entity's and SWAY's availability of cash for investment.

        To the extent that our Manager and Starwood Capital Group adopt one or both of the investment allocation policies described in the preceding two paragraphs in the future, we may nonetheless compete with one or more of these vehicles, including SWAY, for investment opportunities sourced by our Manager and Starwood Capital Group. As a result, we may either not be presented with the opportunity or may have to compete with these vehicles, including SWAY, to acquire these investments. Some or all of our executive officers, the members of the investment committee of our Manager and other key personnel of our Manager would likely be responsible for selecting investments for these vehicles, including SWAY, and they may choose to allocate favorable investments to one or more of these vehicles, including SWAY, instead of to us.

        Pursuant to the Co-Investment Agreement, if an investment proposed to be made by any entity controlled by Starwood Capital Group (including us) or Starwood Waypoint consists of single-family rental homes and/or distressed and non-performing single-family residential mortgage loans (or a portfolio that contains equity interests relating to real estate, if Starwood Waypoint's external manager determines that more than 50% of the aggregate anticipated investment returns from the portfolio are expected to come from single-family rental homes and/or distressed and non-performing single-family residential mortgage loans), Starwood Waypoint will have the right to invest at least 75% of the equity capital proposed to be invested in such investment. Whether any entity controlled by Starwood Capital Group (including us) or SWAY exercises all or any part of its co-investment right will be subject to, among other things, the determination by the sponsor, manager (including our Manager) or general partner, as the case may be, of each entity controlled by Starwood Capital Group (including us) that the investment is suitable for such entity and the determination by SWAY's external manager (also an affiliate of Starwood Capital Group) that the investment is suitable for SWAY.

        Our board of directors has adopted a policy with respect to any proposed investments by our directors or officers or the officers of our Manager, which we refer to as the covered persons, in any of our target asset classes. This policy provides that any proposed investment by a covered person for his or her own account in any of our target asset classes will be permitted if the capital required for the investment does not exceed the personal investment limit. To the extent that a proposed investment exceeds the personal investment limit, we expect that our board of directors will only permit the covered person to make the investment (i) upon the approval of the disinterested directors, or (ii) if the proposed investment otherwise complies with terms of any other related party transaction policy our board of directors has adopted. Subject to compliance with all applicable laws, these individuals may make investments for their own account in our target assets which may present certain conflicts of interest not addressed by our current policies.

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

        Excluding LNR, we do not have any employees except for Andrew Sossen, our Chief Operating Officer, Executive Vice President, General Counsel and Chief Compliance Officer, and Perry Stewart Ward, our Chief Financial Officer and Treasurer, whom Starwood Capital Group has seconded to us exclusively. Mr. Sossen and Mr. Ward are also employees of other entities affiliated with our Manager and, as a result, are subject to potential conflicts of interest in service as our employees and as employees of such entities.

        See also "Certain agreements with SWAY may not reflect terms that would have resulted from arm's-length negotiations among unaffiliated third parties" and "The ownership by certain of our officers and directors of common shares or other equity awards of SWAY creates, or may create the appearance of, conflicts of interest" for a discussion of additional conflicts of interest related to the spin-off of SWAY.

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

Certain agreements with SWAY may not reflect terms that would have resulted from arm's-length negotiations among unaffiliated third parties.

        The terms of the agreements related to SWAY's separation from us, including a separation and distribution agreement between us and SWAY, dated January 16, 2014 (the "Separation Agreement"), and the Co-Investment Agreement, were negotiated in the context of the separation while SWAY was still a part of us and, accordingly, may not reflect terms that would have resulted from arm's-length negotiations among unaffiliated third parties.

        In the Separation Agreement, we have agreed to indemnify SWAY and its affiliates and representatives against losses arising from: (a) any liability of ours or our subsidiaries (excluding any liabilities related to SWAY); (b) any failure of us and our subsidiaries (other than SWAY and its subsidiaries) (collectively, the "Starwood Group") to pay, perform or otherwise promptly discharge any liability listed under (a) above in accordance with their respective terms, whether prior to, at or after the time of effectiveness of the Separation Agreement; (c) any breach by any member of the Starwood Group of any provision of the Separation Agreement and any agreements ancillary thereto (if any), subject to any limitations of liability provisions and other provisions applicable to any such breach set forth therein; and (d) any untrue statement or alleged untrue statement of a material fact or omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, with respect to all information contained in SWAY's information statement or the registration statement of which SWAY's information statement is a part that relates solely to any assets owned, directly or indirectly by us, other than SWAY's initial portfolio of assets, which includes all of our single-family rental homes and distressed and non-performing residential mortgage loans and certain cash transferred to SWAY or its subsidiaries by us. Any indemnification payments that we may be required to make could have a significantly negative effect on our liquidity and results of operations.

        See "There are various conflicts of interest in our relationship with Starwood Capital Group, including our Manager, which could result in decisions that are not in the best interests of our stockholders" for additional information regarding the SWAY Co-Investment Agreement.

The ownership by certain of our officers and directors of common shares or other equity awards of SWAY creates, or may create the appearance of, conflicts of interest.

        Mr. Sternlicht, our Chairman and Chief Executive Officer, Andrew Sossen, our Chief Operating Officer, Executive Vice President, General Counsel and Chief Compliance Officer, Richard D. Bronson, one of our directors, [and certain other employees of our Manager] currently also hold positions with SWAY, and, as a result, such individuals own common shares or other equity awards of SWAY. Ownership by these individuals of common shares or other equity awards of SWAY creates, or, may create the appearance of, conflicts of interest when these officers, directors and other employees are faced with decisions that could have different implications for SWAY than they do for us.

Our conflicts of interest policy may not adequately address all of the conflicts of interest that may arise with respect to our investment activities and also may limit the allocation of investments to us.

        In order to avoid any actual or perceived conflicts of interest with our Manager, Starwood Capital Group, any of their affiliates or any investment vehicle sponsored or managed by Starwood Capital Group or any of its affiliates, which we refer to as the Starwood parties, we have adopted a conflicts of interest policy to specifically address some of the conflicts relating to our investment opportunities. Although under this policy the approval of a majority of our independent directors is required to approve (i) any purchase of our assets by any of the Starwood parties and (ii) any purchase by us of any assets of any of the Starwood parties, there is no assurance that this policy will be adequate to address all of the conflicts that may arise or will address such conflicts in a manner that results in the allocation of a particular investment opportunity to us or is otherwise favorable to us. In addition, the Starwood Private Real Estate Funds currently, and additional competing vehicles (such as SWAY) may in the future, participate in some of our investments, possibly at a more senior level in the capital structure of the underlying borrower and related real estate than our investment. Our interests in such investments may also conflict with the interests of these entities in the event of a default or restructuring of the investment. Participating investments will not be the result of arm's length negotiations and will involve potential conflicts between our interests and those of the other participating entities in obtaining favorable terms. Since certain of our executives are also executives of Starwood Capital Group, the same personnel may determine the price and terms for the investments for both us and these entities and there can be no assurance that any procedural protections, such as obtaining market prices or other reliable indicators of fair value, will prevent the consideration we pay for these investments from exceeding their fair value or ensure that we receive terms for a particular investment opportunity that are as favorable as those available from an independent third party.

Our board of directors has approved very broad investment guidelines for our Manager and does not approve each investment and financing decision made by our Manager unless required by our investment guidelines.

        Our Manager is authorized to follow very broad investment guideline which enables our Manager to make investments on our behalf in a wide array of assets. Our board of directors will periodically review our investment guidelines and our investment portfolio but will not, and will not be required to, review all of our proposed investments, except if the investment requires us to commit either at least $150 million of capital or 25% of our equity in any individual asset. In addition, in conducting periodic reviews, our board of directors may rely and may make investments through affiliates primarily on information provided to them by our Manager. Furthermore, our Manager may use complex strategies, and transactions entered into by our Manager may be costly, difficult or impossible to unwind by the time they are reviewed by our board of directors. Our Manager (or such affiliates) has great latitude within the broad parameters of our investment guidelines in determining the types and amounts of target assets it decides are attractive investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results. Further, decisions made and investments and financing arrangements entered into by our Manager may not fully reflect the best interests of our stockholders.

        New investments may not be profitable (or as profitable as we expect), may increase our exposure to certain industries, may increase our exposure to interest rate, foreign currency, real estate market or credit market fluctuations, may divert managerial attention from more profitable opportunities, and may require significant financial resources. A change in our investment strategy may also increase any guarantee obligations we agree to incur or increase the number of transactions we enter into with affiliates. Moreover, new investments may present risks that are difficult for us to adequately assess, given our lack of familiarity with a particular type of investment or other reasons. The risks related to new investments or the financing risks associated with such investments could adversely affect our results of operations, financial condition and liquidity, and could impair our ability to make distributions to our stockholders.

Risks Related to Our Company

Our board of directors may change any of our investment strategy or guidelines, financing strategy or leverage policies without stockholder consent.

        Our investment strategy underwent a change in connection with our spin-off of SWAY. We were not required to, and did not, obtain stockholder consent for the spin-off of SWAY. Our board of directors may further change any of our investment strategy or guidelines, financing strategy or leverage policies with respect to investments, acquisitions, growth, operations, indebtedness, capitalization and distributions at any time without the consent of our stockholders, which could result in an investment portfolio with a different risk profile. Any change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations. These changes could adversely affect our financial condition, results of operations, the market price of our common stock and our ability to make distributions to our stockholders.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

        Our business is highly dependent on communications and information systems of Starwood Capital Group. Any failure or interruption of Starwood Capital Group's systems could cause delays or other problems, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

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

Changes in accounting rules could occur at any time and could impact us in significantly negative ways that we are unable to predict or protect against.

        As has been widely publicized, the SEC, the Financial Accounting Standards Board and other regulatory bodies that establish the accounting rules applicable to us have recently proposed or enacted a wide array of changes to accounting rules. Moreover, in the future these regulators may propose additional changes that we do not currently anticipate. Changes to accounting rules that apply to us could significantly impact our business or our reported financial performance in negative ways that we cannot predict or protect against. We cannot predict whether any changes to current accounting rules will occur or what impact any codified changes will have on our business, results of operations, liquidity or financial condition.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

        As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. We cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we believe that internal controls were effective. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal control over financial reporting as of the required dates. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us by, for example, leading to a decline in our stock price and impairing our ability to raise capital.

The spin-off of SWAY may not have the benefits that we anticipated.

        The spin-off of SWAY may not have the full or any of the strategic and financial benefits that we anticipated, or such benefits may be delayed or may not materialize at all. The anticipated benefits of a spin-off of our single-family rental homes and distressed and non-performing residential mortgage loans were based on a number of assumptions, which may prove incorrect. In the event that the spin-off does not have these anticipated benefits, the costs associated with the transaction could have a negative effect on our ability to make distributions to our stockholders.

Risks Related to Sources of Financing

Our access to sources of financing may be limited and thus our ability to maximize our returns may be adversely affected.

        Our financing sources currently include our credit agreement, our master repurchase agreements, our convertible senior notes and common stock offerings. Subject to market conditions and availability, we may seek additional sources of financing in the form of bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities, structured financing arrangements, public and private equity and debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements.

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

        Our outstanding indebtedness currently includes our credit agreement, our repurchase agreements and our convertible notes. Subject to market conditions and availability, we may incur additional debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders and the lenders' and rating agencies' estimate of the stability of our investment portfolio's cash flow. Our governing documents contain no limitation on the amount of debt we may incur. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. However, under our current repurchase agreements and bank credit facility, our total leverage may not exceed 75% of total assets (as defined therein), as adjusted to remove the impact of bona-fide loan sales that are accounted for as financings and the consolidation of VIEs pursuant to GAAP. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

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

Our warehouse facilities may limit our ability to acquire assets, and we may incur losses if the collateral is liquidated.

        We utilize warehouse facilities pursuant to which we accumulate mortgage loans in anticipation of a securitization financing, which assets are pledged as collateral for such facilities until the securitization transaction is consummated. In order to borrow funds to acquire assets under any future warehouse facilities, we expect that our lenders thereunder would have the right to review the potential assets for which we are seeking financing. We may be unable to obtain the consent of a lender to acquire assets that we believe would be beneficial to us and we may be unable to obtain alternate financing for such assets. In addition, no assurance can be given that a securitization structure would be consummated with respect to the assets being warehoused. If the securitization is not consummated, the lender could liquidate the warehoused collateral and we would then have to pay any amount by which the original purchase price of the collateral assets exceeds its sale price, subject to negotiated caps, if any, on our exposure. In addition, regardless of whether the securitization is consummated, if any of the warehoused collateral is sold before the consummation, we would have to bear any resulting loss on the sale. No assurance can be given that we will be able to obtain future warehouse facilities on favorable terms, or at all.

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

        Subject to maintaining our qualification as a REIT, we pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity varies in scope based on the level and volatility of interest rates, exchange rates, the types of assets held and other changing market conditions. Hedging may fail to protect or could adversely affect us because, among other things:

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

Risks Related to Our Investments

We may not be able to identify additional assets that meet our investment objective.

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

        While we seek to diversify our portfolio of investments, we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors. Therefore, our investments in our target assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in any one region or type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly reduce our ability to make distributions to our stockholders.

Difficult conditions in the mortgage, commercial and residential real estate markets may cause us to experience market losses related to our holdings.

        Our results of operations are materially affected by conditions in the real estate markets, the financial markets and the economy generally. Concerns about the real estate market, as well as inflation, energy costs, geopolitical issues and the availability and cost of credit, have contributed to increased volatility and diminished expectations for the economy and markets going forward. The residential mortgage market has been affected by changes in the lending landscape and there is no assurance that these conditions have stabilized or that they will not worsen. The disruption in the residential mortgage market has an impact on new demand for homes, which weigh on future home price performance. There is a strong correlation between home price growth rates and mortgage loan delinquencies. A deterioration in the real estate market may cause us to experience losses related to our assets and to sell assets at a loss. Declines in the market values of our investments may adversely affect our results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

Our preferred equity investments involve a greater risk of loss than conventional debt financing.

        We make preferred equity investments. These investments involve a higher degree of risk than conventional debt financing due to a variety of factors, including their non-collateralized nature and subordinated ranking to other loans and liabilities of the entity in which such preferred equity is held. Accordingly, if the issuer defaults on our investment, we would only be able to proceed against such entity in accordance with the terms of the preferred security, and not against any property owned by such entity. Furthermore, in the event of bankruptcy or foreclosure, we would only be able to recoup our investment after all lenders to, and other creditors of, such entity are paid in full. As a result, we may lose all or a significant part of our investment, which could result in significant losses.

Our increased emphasis on commercial construction lending may expose us to increased lending risks.

        Our increased emphasis on commercial construction lending may expose us to increased lending risks. At December 31, 2013, our loan portfolio consisted of $763.2 million of commercial real estate construction loans. Construction loans generally expose a lender to greater risk of non-payment and loss than permanent commercial mortgage loans because repayment of the loans often depends on the borrower's ability to secure permanent "take-out" financing which requires the successful completion of construction and stabilization of the project, or operation of the property with an income stream sufficient to meet operating expenses, including debt service on such replacement financing. For construction loans, increased risks include the accuracy of the estimate of the property's value at completion of construction and the estimated cost of construction—all of which may be affected by unanticipated construction delays and cost over-runs. Such loans typically involve an expectation that the borrower's sponsors will contribute sufficient equity funds in order to keep the loan "in balance" and the sponsors' failure or inability to meet this obligation could result in delays in construction or an inability to complete construction. Commercial construction loans also expose the lender to additional risks of contractor non-performance, or borrower disputes with contractors resulting in mechanic's or material men's liens on the property and possible further delay in construction. In addition, since such loans generally entail greater risk than mortgage loans on income producing property, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with such loans. Further, as the lender under a construction loan, we may be obligated to fund all or a significant portion of the loan at one or more future dates. We may not have the funds available at such future date(s) to meet our funding obligations under the loan. In that event, we would likely be in breach of the loan unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. In addition, many of our construction loans have multiple lenders and if another lender fails to fund we could be faced with the choice of either funding for that defaulting lender or suffering a delay or protracted interruption in the progress of construction.

We operate in a highly competitive market for investment opportunities and competition may limit our ability to acquire desirable investments in our target assets and could also affect the pricing of these securities.

        We operate in a highly competitive market for investment opportunities. Our profitability depends, in large part, on our ability to acquire our target assets at attractive prices. In acquiring our target assets, we compete with a variety of institutional investors, including other REITs, commercial and investment banks, specialty finance companies, public and private funds (including other funds managed by Starwood Capital Group), commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Several other REITs have recently raised significant amounts of capital and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. government, if we are not eligible to participate in programs established by the U.S. government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, competition for investments in our target assets may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target assets may be limited in the future and we may not be able to continue to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

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

        In recent years, the real estate and securitization markets, as well as global financial markets and the economy generally, have experienced significant dislocations, illiquidity and volatility. While the United States economy may technically be out of the recession, any recovery could be fragile and may not be sustainable for any specific period of time. In particular, the pace of progress, or the lack of progress, of federal deficit reduction talks in the United States may cause continued volatility. Furthermore, many state and local governments in the United States are experiencing, and are expected to continue to experience, severe budgetary constraints. Recently enacted financial reform legislation in the United States could also adversely affect the availability of credit for commercial real estate. Further, the global financial markets have recently experienced increased volatility due to uncertainty surrounding the level and sustainability of the sovereign debt of various countries. We cannot assure you that dislocations in the commercial mortgage loan market will in the future occur.

        Challenging economic conditions have affected the financial strength of many commercial, multi-family and other tenants and have resulted in increased rent delinquencies and decreased occupancy. Continuing economic challenges may lead to decreased occupancy, decreased rents or other declines in income from, or the value of, commercial, multi-family and manufactured housing community real estate.

        Declining commercial real estate values coupled with tighter underwriting standards for commercial real estate loans, have prevented many commercial borrowers from refinancing their mortgages, which has resulted in increased delinquencies and defaults on commercial, multi-family and other mortgage loans. Declines in commercial real estate values have also resulted in reduced borrower equity, further hindering borrowers' ability to refinance in an environment of increasingly restrictive lending standards and giving them less incentive to cure delinquencies and avoid foreclosure. The lack of refinancing opportunities has impacted and is expected to continue to impact, in particular, mortgage loans that do not fully amortize and on which there is a substantial balloon payment due at maturity, because borrowers generally expect to refinance these types of loans on or prior to their maturity date. There is a substantial amount of U.S. mortgage loans with balloon payment obligations in excess of their respective current property values that are maturing over the coming three years. Finally, declining commercial real estate values and the associated increases in loan-to-value ratios result in lower recoveries on foreclosure and an increase in losses above those that would have been realized had commercial property values remained the same or continued to increase. Continuing defaults, delinquencies and losses will further decrease property values, thereby resulting in additional defaults by commercial mortgage borrowers, further credit constraints and further declines in property values.

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

        Some of our investments are rated by Moody's Investors Service, Inc., Fitch Ratings Inc., S&P, DBRS, Inc., Morningstar Credit Ratings, LLC or Realpoint LLC. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

The B-Notes that we acquire may be subject to additional risks related to the privately negotiated structure and terms of the transaction, which may result in losses to us.

        We invest in B-Notes. B-Notes are mortgage loans typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A-Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-Note holders after payment to the A-Note holders. However, because each transaction is privately negotiated, B-Notes can vary in their structural characteristics and risks. For example, the rights of holders of B-Notes to control the process following a borrower default may vary from transaction to transaction. Further, B-Notes typically are secured by a single property and so reflect the risks associated with significant concentration. Significant losses related to our B-Notes would result in operating losses for us and may limit our ability to make distributions to our stockholders.

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

        We own non-agency RMBS backed by collateral pools of mortgage loans that have been originated using underwriting standards that are less restrictive than those used in underwriting "prime mortgage loans." These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories, mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgaged property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, including increased interest rates and lower home prices, as well as aggressive lending practices, subprime mortgage loans have in recent periods experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with subprime mortgage loans and alternative documentation, or Alt A, mortgage loans, the performance of non-agency RMBS backed by subprime mortgage loans and Alt A mortgage loans that we acquire could be correspondingly adversely affected, which could adversely impact our results of operations, financial condition and business.

The residential mortgage loans that we acquire, and that underlie the RMBS we acquire, are subject to risks particular to investments secured by mortgage loans on residential real estate property. These risks are heightened because we purchase non-performing loans.

        Residential mortgage loans are secured by single family residential property and are subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a loan secured by a residential property typically is dependent upon the income and/or assets of the borrower. A number of factors may impair borrowers' abilities to repay their loans, including:

  •
  changes in the borrowers income or assets;

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

        We may acquire non-agency RMBS, which are backed by residential real estate property but, in contrast to agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation and, in the case of the Government National Mortgage Association, the U.S. government. Our investments in RMBS are subject to the risks of defaults, foreclosure timeline extension, fraud, home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal, accompanying the underlying residential mortgage loans. To the extent that assets underlying our investments are concentrated geographically, by property type or in certain other respects, we may be subject to certain of the foregoing risks to a greater extent. In the event of defaults on the residential mortgage loans that underlie our investments in agency RMBS and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our investments and we may incur a loss on these investments.

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

We invest in triple net leases. Negative market conditions or adverse events affecting tenants, or the industries in which they operate, could have an adverse impact on any triple net lease in which we invest.

        When we enter into triple net leases, cash flow from operations depends in part on the ability to lease space to tenants on economically favorable terms. We could be adversely affected by various facts and events over which we have limited or no control, such as:

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

        In addition, we currently hold, and may acquire additional assets that are denominated in Euros (including loans secured on such assets), such as assets in continental Europe. Any further deterioration in the Eurozone economy could have a material adverse effect on the value of our investment in such assets and amplify the currency risks faced by us.

        If any country were to leave the Eurozone, or if the Eurozone were to break up entirely, the treatment of debt obligations previously denominated in Euros is uncertain. A number of issues would be raised, such as whether obligations which are expressed to be payable in Euros would be re-denominated into a new currency. The answer to this and other questions is uncertain and would depend on the way in which the break-up occurred and also on the nature of the transaction; the law governing it; which courts have jurisdiction in relation to it; the place of payment; and the place of incorporation of the payor. If we were to hold any investments in Euros at the time of any Eurozone exits or break-up, this uncertainty and potential re-denomination could have a material adverse effect on the value of our investments and the income from them.

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

        We intend to continue to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act. Because we are a holding company that conducts our businesses primarily through wholly-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of "investment company" under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities we own, may not have a combined value in excess of 40% of the value of our adjusted total assets on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through our subsidiaries. In addition, the assets we and our subsidiaries may acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act, which may adversely affect our performance.

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

        In August 2011, the SEC solicited public comment on a wide range of issues relating to Section 3(c)(5)(C) of the Investment Company Act, including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including the Division of Investment Management of the SEC providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations. If we or our subsidiaries fail to maintain an exception of exemption from the Investment Company Act, we could, among other things, be required to (i) change the manner in which we conduct our operations to avoid being required to register as an investment company, (ii) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (iii) register as an investment company (which, among other things, would require us to comply with the leverage constraints applicable to investment companies), any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions to our stockholders, which could, in turn, materially and adversely affect us and the market price of our common stock.

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

        If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions made to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

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

We may choose to make distributions to our stockholders in our own stock, or make a distribution of a subsidiary's common stock, in which case our stockholders could be required to pay income taxes in excess of the cash dividends they receive.

        We may in the future distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. We may also determine to distribute a taxable dividend in the stock of a subsidiary in connection with a spin-off or other transaction, as in the case of our spin-off of SWAY on January 31, 2014. Taxable stockholders receiving such distributions will be required to include the full amount of the distribution as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock that it receives as a dividend in order to pay this tax, the sale proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

        It is unclear whether and to what extent we will be able to pay taxable dividends in cash and stock. Moreover, various aspects of such a taxable cash/stock dividend are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable cash/stock dividends, including on a retroactive basis, or assert that the requirements for such taxable cash/stock dividends have not been met.

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

        Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. In addition, in order to continue to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold a significant amount of our assets through our TRS or other subsidiary corporations that will be subject to corporate-level income tax at regular rates. In addition, if we lend money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to us, which could result in an even higher corporate-level tax liability. Any of these taxes would decrease cash available for distribution to our stockholders.

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

Our failure to qualify as a REIT would potentially give rise to a claim for damages from SWAY.

        In connection with the spin-off of SWAY, we represented in the Separation Agreement that we have no knowledge of any fact or circumstance that would cause us to fail to qualify as a REIT. We also covenanted in the Separation Agreement to use our reasonable best efforts to maintain our REIT status for each of our taxable years ending on or before December 31, 2014 (unless we obtain an opinion from a nationally recognized tax counsel or a private letter ruling from the IRS, on which SWAY can rely, substantially to the effect that our failure to maintain our REIT status will not prevent SWAY from making a valid REIT election for any taxable year, or otherwise cause SWAY to fail to qualify for taxation as a REIT for any taxable year). In the event of a breach of this representation or covenant, SWAY may be able to seek damages from us, which could have a significantly negative effect on our liquidity and results of operations.

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

Risks Related to Our Common Stock

The market price and trading volume of our common stock could be volatile and the market price of our common stock could decline, resulting in a substantial or complete loss of your investment.

        The stock markets, including the NYSE, which is the exchange on which our common stock is listed, have experienced significant price and volume fluctuations. Overall weakness in the economy and other factors have recently contributed to extreme volatility of the equity markets generally, including the market price of our common stock. As a result, the market price of our common stock has been and may continue to be volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Some of the factors that could negatively affect our stock price or result in fluctuations in the price or trading volume of our common stock include:

  •
  our actual or projected operating results, financial condition, cash flows and liquidity, or changes in business strategy or prospects;

  •
  actual or perceived conflicts of interest with our Manager or Starwood Capital Group and individuals, including our executives;

  •
  equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;

  •
  actual or anticipated accounting problems;

  •
  publication of research reports about us or the real estate industry;

  •
  changes in market valuations of similar companies;

  •
  adverse market reaction to the level of leverage we employ;

  •
  additions to or departures of our Manager's or Starwood Capital Group's key personnel;

  •
  speculation in the press or investment community;

  •
  our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts;

  •
  increases in market interest rates, which may lead investors to demand a higher distribution yield for our common stock and would result in increased interest expenses on our debt;

  •
  failure to maintain our REIT qualification;

  •
  uncertainty regarding our exemption from the Investment Company Act;

  •
  price and volume fluctuations in the stock market generally; and

  •
  general market and economic conditions, including the current state of the credit and capital markets.

        In the past, securities class action litigation has often been instituted against companies following periods of volatility in their share price. This type of litigation could result in substantial costs and divert our management's attention and resources.

There may be future dilution of our common stock as a result of additional issuances of our securities, which could adversely impact our stock price.

        Our board of directors is authorized under our charter to, among other things, authorize the issuance of additional shares of our common stock or the issuance of shares of preferred stock or additional securities convertible or exchangeable into equity securities, without stockholder approval. Future issuances of our common stock or shares of preferred stock or securities convertible or exchangeable into equity securities may dilute the ownership interest of our existing stockholders. Because our decision to issue additional equity or convertible or exchangeable securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future issuances. Additionally, any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our common stock. Also, we cannot predict the effect, if any, of future sales of our common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price for our common stock.

Risks Related to LNR's Business and the Company's Acquisition of LNR

The acquisition of LNR, and particularly its special servicing business, exposes us to risks that we did not face prior to the acquisition.

        LNR derives a substantial portion of its cash flows from the special servicing of pools of commercial mortgage loans. As special servicer, LNR typically receives fees based upon the outstanding balance of the loans which are being specially serviced by LNR. We anticipate that the balance of loans in special servicing where LNR acts as special servicer will decline significantly over the next several years and that LNR's servicing fees will likewise decline materially. The special servicing industry is highly competitive, and LNR's inability to compete successfully with other firms to maintain its existing servicing portfolio and obtain future servicing opportunities could have a material and adverse impact on LNR's future cash flows and results of operations, which, in turn, could adversely affect our results of operations if the special servicing portfolio declines more than we projected in our underwriting of the acquisition. Because the right to appoint the special servicer for securitized mortgage loans generally resides with the holder of the "controlling class" position in the relevant trust and may migrate to holders of different classes of securities as additional losses are realized, LNR's ability to maintain its existing servicing rights and obtain future servicing opportunities may require, in many cases, the acquisition of additional CMBS securities. Accordingly, LNR's ability to compete effectively may depend, in part, on the availability of additional debt or equity capital to fund these purchases. Additionally, LNR's existing servicing portfolio is subject to "run off," meaning that mortgage loans serviced by it may be prepaid prior to maturity, refinanced with a mortgage not serviced by LNR or liquidated through foreclosure, deed-in-lieu of foreclosure or other liquidation processes or repaid through standard amortization of principal, resulting in lower servicing fees and/or lower returns on the subordinated securities owned by LNR. Improving economic conditions and property prices, and declines in interest rates and greater availability of mortgage financing, can reduce the incidence of assets going into special servicing and reduce LNR's revenues from special servicing, including as a result of lower fees under new arrangements. The fair value of LNR's servicing rights may decrease under the foregoing circumstances, resulting in losses.

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

LNR operates a special servicer business which has certain unique risks.

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

        The success of the LNR acquisition depends, in part, on our ability to realize the anticipated benefits from successfully integrating LNR's business with ours. The combination of two independent companies is a complex, costly and time-consuming process. As a result, we are and will continue to be required to devote significant management attention and resources to integrating the business practices and operations of LNR. The integration process may disrupt our business and, if implemented ineffectively, could preclude us from realizing all of the potential benefits we expect to realize with respect to the acquisition. Our failure to meet the challenges involved in integrating successfully our operations and LNR's operations or otherwise to realize the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, our business and could seriously harm our results of operations. In addition, the overall integration of the two companies may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of business relationships and diversion of management's attention, and may cause our stock price to decline.

        In addition, even once our operations and LNR's are fully integrated, we may not realize the full benefits of the acquisition within the anticipated time frame, or at all.

LNR's business is subject to an evolving regulatory environment that may affect certain aspects of its current business.

        The pools of commercial loans in which LNR acquires subordinated securities and for which it acts as special servicer are structures commonly referred to as securitizations. As a result of the dislocation of the credit markets, the securitization industry is becoming subject to additional regulation. In particular, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), various federal agencies have promulgated a rule that generally requires issuers in securitizations to retain 5% of the risk associated with the securities. While the rule as adopted will generally allow the purchase of the CMBS "B-Piece" by a party not affiliated with the issuer to satisfy the risk retention requirement, current CMBS B-Pieces are generally not large enough to fully satisfy the 5% requirement. The CMBS industry is currently in negotiations with those federal agencies to allow additional third parties to partner with traditional B-Piece buyers and purchase the securities immediately senior to the B-Piece in order to satisfy the 5% requirement in the rule. No assurance can be given that the agencies will permit such an arrangement. Accordingly, when the rule takes effect in 2015, buyers of B-Pieces such as LNR may be required to purchase larger B-Pieces, potentially reducing returns on such investments. Additionally, the SEC is in the process of promulgating additional regulations with respect to securitizations, which regulations are generally expected to include additional disclosure and reporting requirements. The additional regulations are expected to take effect over the next year or two. Certain of the regulations could pose additional risks to our participation in future securitizations or could reduce the economic incentives of participating in future securitizations.

Many of the assets that we acquired in the acquisition of LNR were acquired by, or are ownership interests in, entities subject to entity level or foreign taxes, which cannot be passed through to, or used by, our stockholders to reduce taxes they owe.

        Most of the assets that we acquired in the acquisition of LNR are held through a TRS, which is subject to entity level taxes on income that it earns. We anticipate such taxes to materially increase the taxes paid by our TRSs. In addition, certain of the assets that we acquired in the acquisition of LNR include entities organized or assets located in foreign jurisdictions. Taxes that we or such entities pay in foreign jurisdictions may not be passed through to, or used by, our stockholders as a foreign tax credit or otherwise.

We may bear the costs of certain pre-closing taxes.

        The acquisition of LNR involved the purchase of the LNR companies, a significant portion of which were historically C corporations for federal income tax purposes, some of which are currently under audit by the IRS. While the sellers of LNR have generally agreed to pay (or indemnify us) for any pre-closing tax liabilities, such indemnity obligations are generally limited to the amount of the purchase price for LNR and, in certain situations, limited to certain maximum amounts with respect to certain LNR entities, as agreed upon by the sellers and us. Furthermore, because any such pre-existing tax liabilities may not be assessed by the federal or state taxing authorities, or may not be settled with such taxing authorities, prior to the release of the escrowed funds to the sellers, there can be no assurance that we will be able to enforce payment or indemnification by the sellers of or with respect to any such pre-closing tax liabilities. While the sponsors of the sellers are providing a limited guarantee on certain pre-closing tax liabilities, such guarantee is limited to certain specified entities and certain specified amounts, as agreed to between us, the sellers and such sponsors. Accordingly, such LNR companies may become liable for pre-closing taxes, which pre-closing taxes may, in the event of an inability to enforce the indemnity or in the event of a tax liability in excess of the agreed upon caps on such liabilities, be borne by us.

Our consolidated financial statements changed materially as a result of our acquisition of LNR as we now consolidate the assets and liabilities of CMBS pools in which LNR owns the controlling class of subordinated securities and is considered the "primary beneficiary."

        As a result of our acquisition of LNR, we are now required to consolidate the assets and liabilities of certain CMBS pools in which LNR owns the controlling class of subordinated securities into our financial statements, even though the value of the subordinated securities may represent a small interest relative to the size of the pool. Under GAAP, companies are required to consolidate VIEs in which they are determined to be the primary beneficiary. A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents, has a potentially significant interest in the entity and controls the entity's significant decisions. As a result of the foregoing, our financial statements are more complex and may be more difficult to understand than if we did not consolidate the CMBS pools.

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

Item 3.    Legal Proceedings.

        Currently, no material legal proceedings are pending, threatened or, to our knowledge, contemplated against us.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividends

        The Company's common stock has been listed on the NYSE and is traded under the symbol "STWD" since its IPO in August 2009. The table below sets forth the quarterly high and low prices for our common stock as reported by the NYSE, and dividends made by the Company to holders of the Company's common stock for each quarter for the years ended December 31, 2013 and 2012.

2013	High	Low	Dividend
First quarter	$28.94	$23.28	$0.44
Second quarter	$28.72	$22.75	$0.46
Third quarter	$26.14	$23.75	$0.46
Fourth quarter	$28.31	$23.75	$0.46

2012	High	Low	Dividend
First quarter	$21.79	$18.46	$0.44
Second quarter	$21.42	$19.40	$0.44
Third quarter	$24.56	$21.09	$0.44
Fourth quarter	$23.96	$21.09	$0.54

        On February 24, 2014, our board of directors declared a dividend of $0.48 per share for the period ended March 31, 2014, which dividend is payable on April 15, 2014 to common stockholders of record as of March 31, 2014.

        As described in Item 1, on January 31, 2014, we completed the spin-off of our SFR segment and our stockholders received one common share of SWAY for every five shares of our common stock held at the close of business on January 24, 2014. On the date of the spin-off, the book value of SWAY's assets was estimated to be $1.1 billion. SWAY's shares closed at $28.18 per share on February 21, 2014.

        On February 21, 2014, the closing price of our common stock, as reported by the NYSE, was $23.93 per share.

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

Holders

        As of February 21, 2014, there were 19 holders of record of the Company's 195,513,195 shares of common stock outstanding. Fourteen holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company which itself holds shares on behalf of the beneficial owners of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

        The information required by this item is set forth under Item 12 of this Annual Report on Form 10-K and is incorporated herein by reference.

Stock Performance Graph

CUMULATIVE TOTAL RETURN
Based upon initial investment of $100 on August 11, 2009(1)

	Starwood Property Trust	S&P © 500	Bloomberg REIT Mortgage Index
8/11/09	100.00	100.00	100.00
12/31/09	95.00	112.14	101.07
12/31/10	114.80	126.48	110.27
12/31/11	108.80	126.47	94.39
12/31/12	145.66	143.43	98.52
12/31/13	181.97	185.89	85.93

(1)
Dividend reinvestment is assumed at quarter end.

Sales of Unregistered Securities

        There were no unregistered sales of securities during the year ended December 31, 2013.

Issuer Purchases of Equity Securities

        As of December 31, 2013, the Company does not have an authorized share repurchase program in place, and the Company did not purchase any shares of its commons stock during the year ended December 31, 2013.

Item 6.    Selected Financial Data.

        The following selected financial data should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements, including the notes thereto, included elsewhere herein. All amounts are in thousands, except share and per share data.

					For the Period from Inception through December 31, 2009
	For the Year Ended December 31,
	2013	2012	2011	2010
Operating Data(1):
Revenues(2)(3)	$565,695	$307,737	$206,452	$94,792	$8,610
Costs and expenses(2)	422,847	124,557	80,420	45,845	11,190
Other income (loss)(3)	191,535	21,525	(4,634)	10,321	—
Income tax provision	(24,053)	(1,023)	(790)	(426)	—
Net income	310,330	203,682	120,608	58,842	(2,580)
Net income attributable to Starwood Property Trust, Inc.	305,030	201,195	119,377	57,046	(3,017)
Net income per share of common stock:
Basic	$1.82	$1.76	$1.38	$1.16	(0.06)
Diluted	$1.82	$1.76	$1.38	$1.14	(0.06)
Dividends declared per share of common stock	$1.82	$1.86	$1.74	$1.20	0.11
Weighted-average shares of common stock outstanding:
Basic	166,355,599	113,721,070	84,974,604	49,138,720	47,575,634
Diluted	167,322,602	114,663,183	86,409,327	50,021,824	47,575,634
Balance Sheet Data:
Investments in loans	$4,750,804	$3,000,335	$2,447,508	$1,425,243	$214,521
Investments in securities(4)	935,107	884,254	353,003	397,680	245,896
Total assets(5)	110,770,575	4,324,373	2,997,447	2,101,405	1,108,786
Total financing arrangements	3,436,649	1,393,705	1,156,716	633,745	171,394
Total liabilities(5)	106,443,442	1,527,168	1,232,300	764,176	212,751
Total Starwood Property Trust, Inc. Stockholders' Equity	4,282,528	2,719,346	1,759,488	1,327,560	887,967
Total Equity	4,327,133	2,797,205	1,765,147	1,337,229	896,035

(1)
Given the nature and significance of LNR's operations, which were included in our results effective April 19, 2013, we reclassified our statement of operations into a presentation which better reflects our business segments. All prior periods were reclassified to conform to this presentation.

(2)
In adjusting our presentation, we removed the previous net interest margin subtotal. Interest income is now reflected within revenues and interest expense is reflected within costs and expenses.

(3)
During the year ended December 31, 2013, servicing fees and interest income of $92.7 million are eliminated in consolidation pursuant to ASC 810.

(4)
December 31, 2013 balance excludes $409.3 million of CMBS that are eliminated in consolidation pursuant to ASC 810.

(5)
December 31, 2013 balance includes $103.1 billion of VIE assets and $102.6 billion of VIE liabilities consolidated pursuant to ASC 810.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        This "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Starwood Property Trust, Inc. ("the Trust" together with its subsidiaries, "we" or the "Company") should be read in conjunction with Item 6, "Selected Financial Data," and our accompanying consolidated financial statements and related notes (the "Consolidated Financial Statements") referred to in Item 8 of this Annual Report on Form 10-K (this "Form 10-K"). Certain statements we make under this Item 7 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements" at the beginning of Part I of this Form 10-K. You should consider our forward-looking statements in light of our Consolidated Financial Statements and other financial information appearing elsewhere in this Form 10-K and our other filings with the Securities and Exchange Commission (the "SEC").

Overview

        Starwood Property Trust, Inc. is a Maryland corporation that commenced operations on August 17, 2009 upon the completion of its initial public offering ("IPO"). From our inception in 2009 through the end of the first quarter of 2013, we have been focused primarily on originating, acquiring, financing and managing commercial mortgage loans and other commercial real estate debt investments, commercial mortgage-backed securities, and other commercial real estate-related debt investments. We have traditionally referred to the following as our target assets:

  •
  Commercial real estate mortgage loans;

  •
  Commercial real estate mortgage-backed securities ("CMBS");

  •
  Other commercial real estate-related debt investments;

  •
  Residential mortgage-backed securities ("RMBS"); and

  •
  Residential real estate owned ("REO") and residential non-performing mortgage loans.

        On April 19, 2013, we acquired the equity of LNR Property LLC ("LNR") and certain of its subsidiaries for an initial agreed upon purchase price of approximately $859 million, which was reduced for transaction expenses and distributions occurring after September 30, 2012, resulting in cash consideration of approximately $730 million. Immediately prior to the acquisition, an affiliate acquired the remaining equity comprising LNR's commercial property division for a purchase price of $194 million. The portion of the LNR business acquired by us includes the following: (i) a servicing business that manages and works out problem assets, (ii) a finance business that is focused on selectively acquiring and managing real estate finance investments, including unrated, investment grade and non-investment grade rated CMBS, including subordinated interests of securitization and resecuritization transactions, and high yielding real estate loans; and (iii) a mortgage loan business which originates conduit loans for the primary purpose of selling these loans into securitization transactions.

        On January 31, 2014, we completed the spin-off of our single family residential ("SFR") segment to our stockholders. The newly-formed real estate investment trust, Starwood Waypoint Residential Trust ("SWAY"), is listed on the NYSE and trades under the ticker symbol "SWAY." Our stockholders received one common share of SWAY for every five shares of Starwood Property Trust common stock held at the close of business on January 24, 2014. As part of the spin-off, we contributed $100 million to the unlevered balance sheet of SWAY to fund its growth and operations. As of December 31, 2013, our consolidated financial statements reflect SFR segment net assets of $1.0 billion, representing approximately 13% of the Company's total assets at December 31, 2013. The net assets of the SFR segment consisted of approximately 7,200 units of single-family homes and residential non-performing mortgage loans. Refer to Note 24 to our Consolidated Financial Statements for additional SFR segment financial information. In connection with the spin-off, 40.1 million shares of SWAY were issued, which had a closing market price of $28.18 per share as of February 21, 2014.

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

        We are organized and conduct our operations to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). As such, we will generally not be subject to U.S. federal corporate income tax on that portion of our net income that is distributed to stockholders if we distribute at least 90% of our taxable income to our stockholders by prescribed dates and comply with various other requirements.

        In connection with the LNR acquisition, we established additional taxable REIT subsidiaries ("TRSs"). TRSs permit us to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, we will continue to maintain our qualification as a REIT.

        We are organized as a holding company and conduct our business primarily through our various wholly-owned subsidiaries. We are externally managed and advised by our Manager pursuant to the terms of a Management Agreement. Our Manager is controlled by Barry Sternlicht, our Chairman and Chief Executive Officer. Our Manager is an affiliate of Starwood Capital Group, a privately-held private equity firm founded and controlled by Mr. Sternlicht.

Business Objectives and Outlook

        Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. We intend to achieve this objective by originating and acquiring target assets to create a diversified investment portfolio that is financed in a manner that is designed to deliver attractive returns across a variety of market conditions and economic cycles. We are focused on our three core competencies: transaction access, asset analysis and selection, and identification of attractive relative values within the real estate debt and equity markets.

        In the initial 18 months following our IPO in August 2009, we capitalized on the dislocation in the credit markets and depressed levels of available capital by acquiring real estate debt assets from distressed sellers at historically high risk-adjusted returns, and to a lesser extent by originating new loans in a marketplace with lower levels of competition. As the real estate and capital markets have recovered, we have evolved from a company focused on opportunistic acquisitions to that of a full-service commercial real estate finance platform that is primarily focused on the origination of real estate debt investments across the capital structure, in both the U.S. and Europe. With the Starwood brand, market presence, and lending/asset management platform that we have developed, along with the capabilities, business lines, and additional infrastructure acquired through our acquisition of LNR, we intend to focus primarily on the following opportunities:

  1)
  Expand our investment activities in subordinate CMBS and revenues from special servicing through LNR;

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

There can be no assurance that we will continue to find appropriate investment opportunities.

Recent Developments

Three months ended March 31, 2013

  •
  Originated an $86 million first mortgage construction financing for the development of a proposed 31-story tower containing 30 luxury condominium residences and a ground floor retail space. The first mortgage has an interest rate of one-month LIBOR plus a spread of 8.75% with a LIBOR floor of 1.5%.

  •
  Issued $600 million of 4.55% Convertible Senior Notes due 2018. The notes were sold to the underwriters at a discount of 2.05%, resulting in net proceeds to us of $587.7 million.

  •
  Originated a $43.1 million first mortgage and mezzanine loan for the financing of a Class B+ office building located in San Francisco, California. The first mortgage was sold on May 1, 2013. The first mortgage has an interest rate of one-month LIBOR plus a spread of 2.0% with a LIBOR floor of 0.2%. The mezzanine loan has an interest rate of one-month LIBOR plus a spread of 8.6% with a LIBOR floor of 0.2%.

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

Three months ended June 30, 2013

  •
  Acquired LNR as described in the Overview section above.

  •
  Originated a $350 million first mortgage and mezzanine loan for The South Tower—Related Companies and Oxford Properties Groups' Hudson Yards Project, located on the west side of Manhattan, NY.

  •
  Originated a $158.5 million first mortgage and mezzanine loan on The Brill Building—180,925 square feet 11-story Class B office/retail building located at 1619 Broadway, New York, NY.

  •
  Originated a $31 million first mortgage and mezzanine loan for the acquisition of the 336-key Ritz Carlton in San Francisco, CA.

  •
  Originated a $44.8 million partial recourse loan for the acquisition of a matured senior loan collateralized by a 95,005 square feet development site originally planned as the Chicago Spire, located in Chicago, IL.

  •
  Named special servicer on three new issue CMBS deals.

  •
  Purchased $84.1 million of CMBS, including $76.9 million in new issue B-pieces.

  •
  Originated new conduit loans of $390.7 million.

  •
  Received proceeds of $476.5 million from sales of conduit loans.

  •
  Invested $130 million and $15 million in the acquisition and renovation of residential properties, respectively.

  •
  Purchased $28.8 million ($65.2 million of current face) pool of non-performing loans in April 2013.

Three months ended September 30, 2013

  •
  Originated a $275 million first mortgage loan with $225 million initially funded and $50 million of future funding commitments, on the Four Seasons Resort Hualalai in Hawaii. The loan bears interest at 4.45%.

  •
  Issued $460 million of 4.00% Convertible Senior Notes due 2019. The notes were sold to the underwriters at a discount of 2.125%, resulting in net proceeds to us of $450.2 million.

  •
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

  •
  Co-originated a EUR-denominated first mortgage loan with Starfin Lux S.a.r.l. ("Starfin"), an affiliate of our Manager. The loan had an initial funding of $102.3 million ($53.8 million for us and $48.5 million for Starfin), and future funding commitments totaling $24.6 million. The loan bears interest at three-month EURIBOR plus 7.0% and is secured by a portfolio of retail properties in Finland.

  •
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

  •
  Originated a $112.0 million first mortgage loan secured by 844,820 square feet of land, which currently consists of 15 parking lots totaling 2,509 spaces, located in Boston's Seaport District. The sponsors have gained full entitlement and approval for a 22-building master planned development, known as Seaport Square, that includes retail, office, multifamily, hotel and parking components. The loan is divided into a $67.0 million A-Note and a $45.0 million B-Note, which bear interest at LIBOR plus 3.25% and 8.83%, respectively.

  •
  Named special servicer on two new issue CMBS deals.

  •
  Purchased $33.4 million of CMBS, including $20.6 million in new issue B-pieces.

  •
  Originated new conduit loans of $457.5 million.

  •
  Received proceeds of $375.2 million from sales of conduit loans.

  •
  Purchased a pool of 143 residential non-performing loans for $20.2 million, which represents a 49.4% discount to the aggregate unpaid principal balance. The underlying single-family homes are located in Florida.

  •
  Invested $183.9 million and $9.7 million in the acquisition and renovation of single family homes, respectively.

Three months ended December 31, 2013

  •
  Co-originated, with Starwood European Real Estate Finance, a £288 million first mortgage loan collateralized by the Heron Tower in London. In conjunction with the loan closing, we obtained a LIBOR-based £210 million collateralized term financing facility, and retained a £60 million junior investment.

  •
  Originated a $106.0 million mezzanine loan secured by the Hyatt Regency in New Orleans, which was funded in two stages.

  •
  Originated an $86.0 million first mortgage secured by 432 multifamily units and 23 ground floor retail units in San Francisco, CA.

  •
  Originated a $150 million first mortgage loan and an $8 million mezzanine loan collateralized by five multifamily condo buildings in the Las Vegas market. The loans bear interest at LIBOR plus spreads of 4.25% and 9.25%, respectively.

  •
  Received repayment of a $203.8 million participation balance in a mezzanine loan that was secured by indirect equity interests in subsidiaries that own substantially all of the assets of a worldwide operator of hotels, resorts, and timeshare properties, resulting in net proceeds to us of $63.6 million, after the repayment of a $140.2 million financing facility secured by this investment.

  •
  Originated a $250.0 million preferred equity investment on a 41 property portfolio of single tenant office and industrial buildings comprised of approximately 9.1 million square feet located across the United States.

  •
  Named special servicer on two new issue CMBS deals.

  •
  Purchased $152.1 million of CMBS, including $92.1 million in new issue B-pieces.

  •
  Originated new conduit loans of $385.4 million.

  •
  Received proceeds of $475.1 million from sales of conduit loans.

  •
  Invested $127.6 million and $67.2 million in the acquisition and renovation of single family homes, respectively.

Subsequent Events

        Refer to Note 26 to the consolidated financial statements for disclosure regarding significant transactions that occurred subsequent to December 31, 2013, including the spin-off of the SFR segment on January 31, 2014 and upsize of the Wells Fargo II repurchase agreement.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

        The discussion below is on a GAAP basis and therefore reflects the elimination of certain key financial statement line items, particularly within revenues and other income, pursuant to ASC 810. For a discussion of our Results of Operations excluding the impact of ASC 810, refer to the Non-GAAP Financial Measures section herein.

Revenues

        For the year ended December 31, 2013, total revenues increased $258.0 million to $565.7 million compared to $307.7 million for the year ended December 31, 2012. The increase is primarily due to $156.0 million of revenues attributable to LNR since its acquisition on April 19, 2013 (after consolidated VIE eliminations of $92.7 million), an $83.5 million increase in interest income from loans of our Lending Segment and a $15.5 million increase in rental income of our SFR segment. Revenues of LNR primarily consisted of $124.7 million of servicing fees and $26.1 million of interest income from loans and investment securities (after consolidated VIE eliminations of $54.3 million and $37.5 million, respectively). The $83.5 million increase in interest income from loans reflects a $1.5 billion increase in loan investments of our Lending Segment from December 31, 2012 to December 31, 2013 mainly resulting from new loan originations. The $15.5 million increase in rental income of our SFR segment reflects the growth in income producing residential homes owned by that segment. As discussed under Item 1, we completed the spin-off of our SFR segment to our stockholders on January 31, 2014. Therefore, our future results will not reflect any revenues or expenses of this segment following the spin-off.

Costs and Expenses

        For the year ended December 31, 2013, total costs and expenses increased $298.3 million to $422.8 million compared to $124.6 million for the year ended December 31, 2012. The year over year increase was primarily due to $171.3 million of costs and expenses attributable to LNR, $18.0 million of business combination costs related to the LNR acquisition, and increases in our Lending and SFR segments of $58.9 million for interest expense, $26.4 million for depreciation and other operating costs of the SFR segment, $16.6 million for management fees and $6.7 million for general and administrative expenses. Costs and expenses of LNR primarily reflect general and administrative expenses of $133.2 million, allocated management fees of $13.9 million, direct and allocated interest expense of $12.3 million and depreciation and amortization of $9.7 million. The increase in interest expense reflects our issuance of $1.1 billion total principal amount of 4.6% and 4.0% convertible senior notes in February and July of 2013 and a new term loan facility that we used to replace LNR's previous senior credit facility in April 2013. The new term loan facility had an initial principal balance of $300 million, which was increased to $673 million in December 2013.

Other Income

        For the year ended December 31, 2013, total other income increased $170.0 million to $191.5 million from $21.5 million for the year ended December 31, 2012. The year over year increase was primarily due to $151.7 million of other income attributable to LNR (after VIE consolidations of $93.6 million) and an $11.3 million increase in gains on loans and investments in our other segments. Other income of LNR primarily consisted of $116.4 million of income of consolidated VIEs and a $45.9 million increase in the fair value of mortgage loans held-for-sale, which includes both realized and unrealized net gains after hedging activity on loans originated by LNR's conduit platform since we elected to apply the fair value option. Income of consolidated VIEs of $116.4 million reflects the fees paid to LNR in its capacity as special servicer for the VIEs, interest income, and changes in fair value related to LNR's direct investments in the VIEs (including CMBS and servicing rights).

Income Tax Provision

        For the year ended December 31, 2013, our income tax provision increased $23.1 million to $24.1 million from $1.0 million for the year ended December 31, 2012. The increase is due to the taxable nature of LNR's loan servicing and loan conduit businesses which are housed in TRSs.

Net Income

        Net income attributable to Starwood Property Trust, Inc. for the year ended December 31, 2013 was $305.0 million or $1.82 per share (basic and diluted), compared to net income of $201.2 million or $1.76 per share (basic and diluted) for the year ended December 31, 2012, reflecting an increase of $103.8 million or $0.06 per share.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues

        For the year ended December 31, 2012, total revenues increased $101.3 million compared to the year ended December 31, 2011, primarily resulting from increases in interest income from loans of $71.2 million and interest income from investment securities of $29.8 million. From December 31, 2011 to December 31, 2012, the carrying value of our investments in loans increased $552.8 million and our investments in CMBS and RMBS securities increased by $520.9 million.

Costs and Expenses

        For the year ended December 31, 2012, total costs and expenses increased by $44.1 million compared to the year ended December 31, 2011. The year over year increase was primarily due to increases in management fees of $18.3 million, interest expense of $18.3 million, general and administrative costs of $2.9 million, acquisition and investment pursuit costs of $1.4 million and loan loss allowance of $2.1 million.

        The increase in interest expense resulted primarily from five new financing facilities entered into during 2012, with a resulting increase in the total secured financing balance outstanding of $202.3 million. The weighted-average cost of the secured financings was 3.6%, including the impact of interest rate hedges. The increase in management fees was primarily due to our supplemental equity raises in April 2012 and October 2012 with net proceeds of $873.3 million. In connection with the October 2012 supplemental equity raise, our Manager was granted an additional 875,000 restricted stock units, resulting in higher stock compensation expense in the subsequent periods. The increase in general and administrative expenses and acquisition and investment pursuit costs were primarily attributed to the Company's increased size, as well as the volume of transactions and the increase in professional fees such as legal, audit and consulting, resulting from the growing investment portfolio. Although we have not incurred impairment charges on any individual loans, we established a general loan loss allowance for higher risk loans during 2012.

Other Income

        For the year ended December 31, 2012, total other income increased by $26.2 million compared to the year ended December 31, 2011. The year over year increase was primarily due to a $22.5 million improvement in foreign currency gains, a $6.1 million decrease in loss on derivatives, a $4.5 million increase in gain on sale of investments and a $1.6 million decrease in other-than-temporary impairment ("OTTI") charges, all partially offset by an $11.5 million decrease due to the reversal of unrealized gains on loans held for sale accounted for under the fair value option which were sold in 2012.

        The improvement in foreign currency gains consisted of a $13.0 million increase in net unrealized remeasurment gains and a $9.5 million increase in net realized transaction gains. The lower loss on derivatives was due to a $28.1 million favorable swing on interest rate hedges partially offset by a $19.7 million unfavorable swing on currency hedges and a $2.3 million gain on credit spread hedges in 2011 that did not recur in 2012. For the year ended December 31, 2012, we had net losses on currency hedges of $15.2 million compared to net gains on currency hedges of $4.5 million in the prior year. For the year ended December 31, 2012, we had net gains on interest rate hedges of $1.0 million compared to net losses on interest rate hedges of $27.1 million for the year ended December 31, 2011. The losses on interest rate hedges stem from declines in the value of our held-for-sale conduit loans and related derivatives that resulted from the extreme disruption experienced by the CMBS market since late June 2011 and had suspended our conduit platform as a result. As of December 31, 2012, we had sold all remaining loans originated on the conduit platform. For the year ended December 31, 2012, we had realized gains from the sale of investments of $25.5 million, of which $17.3 million related to the sale of CMBS and RMBS securities and other investments and $8.2 million related to the sale of loans. For the year ended December 31, 2011, we had realized gains from the sale of investments of $21.0 million, of which $10.7 million related to the sale of CMBS, RMBS and other investments and $10.3 million related to the sale of loans. In 2012, we sold nine loans and in 2011we sold seven loans into two separate securitization vehicles, and sold two loans in private sale, respectively. We have historically used the securitization markets as a source of advantageously priced, non-recourse, matched term financing for many of the fixed rate first mortgage loans we originate. Our business model is to originate the whole loan and either securitize or sell a senior portion of the loan, leaving us with a higher yielding subordinated loan component. Refer to Note 12 to the Consolidated Financial Statements for more information on loan securitization and sale activities. OTTI charges related to our

RMBS securities were $4.4 million for the year ended December 31, 2012 compared to $6.0 million in the prior year.

Net Income

        Net income attributable to Starwood Property Trust, Inc. for the year ended December 31, 2012 was $201.2 million or $1.76 per share (basic and diluted), compared to net income of $119.4 million or $1.38 per share (basic and diluted) for the year ended December 31, 2011, reflecting an increase of $81.8 million or $0.38 per share.

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

        The definition of Core Earnings allows management to make adjustments, subject to the approval of a majority of the independent directors, in non-standard situations where such adjustments are considered appropriate in order for Core Earnings to be calculated in a manner consistent with its definition and objective. We encountered this type of situation in connection with the LNR acquisition, which closed on April 19, 2013. The LNR acquisition triggered certain cash bonus obligations under the LNR Property LLC Change in Control Bonus Plan (the "Change in Control Plan"). The purpose of the Change in Control Plan was to provide an incentive to certain key employees of LNR in connection with a change in control of the company. Pursuant to the Change in Control Plan, cash bonus awards were payable to participants as follows: 50% upon a change in control (which occurred April 19, 2013), and the remaining 50% on the nine-month anniversary of a change in control (in this case, January 19, 2014), assuming the participants have not voluntarily terminated their employment or been terminated for cause prior to that date. On the acquisition date, 50% of the cash bonus obligation was paid to the employees and the remaining 50% was funded into an escrow account as required under the Change in Control Plan. While the sellers did not fund these obligations directly, 100% of the bonus amounts were deducted from our purchase price (as specified in the purchase and sale agreement), thereby reducing the cash we paid to the sellers at closing. GAAP requires that we expense the pre-funded 50% portion over the nine-month service period or sooner if any of the employees is terminated without cause. As a result, we recorded expense related to the Change in Control Plan of $22.4 million for the period from April 19, 2013 to December 31, 2013 in our consolidated income statement for the year ended December 31, 2013. However, we did not incur these obligations as they were effectively paid by the sellers through the reduction in their sale proceeds. Since we did not pay for these costs, it is appropriate for them to be excluded from the calculation of our Core Earnings.

Year ended December 31, 2013 Compared to Years ended December 31, 2012 and 2011

        The following table presents our summarized results of operations and reconciliation to Core Earnings for the year ended December 31, 2013, by business segment (amounts in thousands):

	Real Estate Investment Lending	Single Family Residential	LNR	Total
Revenues	$393,478	$16,200	$248,708	$658,386
Costs and expenses	(201,889)	(49,681)	(170,632)	(422,202)
Other income	25,911	13,882	58,171	97,964

Income (loss) before income taxes	217,500	(19,599)	136,247	334,148

Income tax benefit (provision)	1,722	(195)	(25,580)	(24,053)
Income attributable to non-controlling interests	(5,065)	—	—	(5,065)

Net income (loss) attributable to Starwood Property Trust, Inc.	214,157	(19,794)	110,667	305,030
Add / (Deduct):
Non-cash equity compensation expense	16,273	—	—	16,273
Management incentive fee	7,070	—	4,503	11,573
Change in Control Plan	—	—	22,382	22,382
Depreciation and amortization	—	6,106	763	6,869
Loan loss allowance	1,923	—	447	2,370
Interest income adjustment for securities	(1,227)	—	11,253	10,026
(Gains) / losses on:
Loans held-for-sale	—	—	2,427	2,427
Securities	(303)	—	(21,639)	(21,942)
Derivatives	12,290	—	(1,966)	10,324
Foreign currency	(10,663)	—	—	(10,663)
Earnings from unconsolidated entities	—	—	(2,053)	(2,053)

Core Earnings (Loss)	$239,520	$(13,688)	$126,784	$352,616

Core Earnings (Loss) per Weighted Average Diluted Share	$1.43	$(0.08)	$0.76	$2.11

        The following table presents our summarized results of operations and reconciliation to Core Earnings for the years ended December 31, 2012 and 2011, by business segment (amounts in thousands):

	For the Year Ended December 31,
	2012			2011
	Real Estate Investment Lending	Single Family Residential	Total	Real Estate Investment Lending
Revenues	$307,294	$443	$307,737	$206,452
Costs and expenses	(121,761)	(2,796)	(124,557)	(80,420)
Other income (loss)	21,025	500	21,525	(4,634)

Income (loss) before income taxes	206,558	(1,853)	204,705	121,398

Income tax provision	(871)	(152)	(1,023)	(790)
Income attributable to non-controlling interests	(2,487)	—	(2,487)	(1,231)

Net income (loss) attributable to Starwood Property Trust, Inc.	203,200	(2,005)	201,195	119,377
Add (Deduct):
Non-cash equity compensation expense	16,163	—	16,163	13,743
Management incentive fee	7,870	—	7,870	1,178
Depreciation and amortization	—	213	213	—
Loan loss allowance	2,061	—	2,061	—
Interest income adjustment for securities	—	—	—	—
(Gains) losses on:
Loans	5,760	—	5,760	(5,760)
Securities	3,970	—	3,970	6,001
Impairment of real estate	—	—	—	—
Derivatives	(2,377)	—	(2,377)	5,532
Foreign currency	(6,549)	—	(6,549)	6,518

Core Earnings(Loss)	$230,098	$(1,792)	$228,306	$146,589

Core Earnings per Weighted Average Diluted Share	$2.01	$(0.02)	$1.99	$1.70

Real Estate Investment Lending Segment

        This segment generated Core Earnings of $239.5 million during the year ended December 31, 2013 compared to $230.1 million and $146.6 million for the years ended December 31, 2012 and 2011, respectively. The significant matters to note in comparison to the results of the prior years are as follows:

  •
  Total investments were significantly higher during the year ended December 31, 2013 than in prior years. Total investments were $5.4 billion, $3.9 billion and $2.8 billion as of December 31, 2013, 2012 and 2011, respectively. We financed this increase primarily through a combination of new equity issuances as well as debt financing. As a result, interest income, management fees, interest expense, and general and administrative expense all increased.

  •
  Business combination costs of $18.0 million were incurred in connection with the LNR acquisition, and acquisition and investment pursuit costs were $2.8 million during the year ended December 31, 2013 compared to $3.5 million and $3.7 million during the years ended December 31, 2012 and 2011, respectively. These costs will fluctuate between periods depending on the nature and significance of loan and other investment acquisitions being pursued at the time.

  •
  Gains on sales of investments were $25.1 million, $24.8 million and $21.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. While this segment generally does not acquire and originate investments with the intent of generating returns solely from trading activities, it periodically sells its investments. The nature and timing of investment sales will depend upon a variety of factors, including our current outlook and strategy with respect to an investment, other investment opportunities available at the time, and market pricing. As a result, gains (or losses) from sales of our investments have fluctuated over time, and we would expect this variability to continue for the foreseeable future.

Single Family Residential Segment

        Since it commenced operations in the second quarter of 2012, the SFR segment was focused primarily on acquiring residential real estate and non-performing residential loans, preparing these investments for their intended use, establishing various investment management agreements with third parties and the partnership agreement that owns and operates the non-performing loans. The main components of the $13.7 million Core Loss during the year ended December 31, 2013, which compares to a Core Loss of $1.8 million for the portion of 2012 since it commenced operations, were as follows:

  •
  In connection with the operation of our portfolio, we earned rental income and other revenue of $16.2 million, and incurred management fees of $6.2 million, which includes the fees and reimbursable expenses incurred with regard to our third party managers. The SFR segment incurred other property operating costs of approximately $21.4 million.

  •
  Additionally, the segment results include an allocation of management fees paid to our Manager and corporate-level interest expense of $5.2 million and $6.6 million, respectively.

  •
  The segment incurred acquisition and investment pursuit expenses of $2.8 million, which represent the costs incurred in connection with acquiring loans, engaging third party investment managers and forming a partnership, as well as certain costs related to property acquisitions.

  •
  The segment realized approximately $5.8 million in net gains from the liquidation of investments.

  •
  The segment also realized $8.6 million of gains on NPL foreclosures and $1.1 million of impairments of real estate. These amounts were considered realized due to the successful spin-off and resulting disposition of these assets.

  •
  Depreciation expense of $6.1 million has been added back to GAAP net loss in arriving at Core Loss as this amount does not represent an economic deterioration of the real estate asset.

LNR Segment

        The LNR segment contributed Core Earnings of $126.8 million for the year. After making adjustments for the calculation of Core Earnings, revenues were $260.0 million, costs and expenses were $142.5 million, other income was $34.9 million and income taxes were $25.6 million.

        Core revenues benefited from strong servicing fees of $179.0 million, CMBS interest income of $65.3 million, interest income on our conduit loans of $9.6 million, and other revenues of $6.1 million. Our U.S. servicing operation earned $154.7 million in fees during the year while our European servicer earned $24.3 million. The treatment of CMBS interest income on a GAAP basis is complicated by our application of the ASC 810 consolidation rules. In an attempt to treat these securities similar to the trust's other investment securities, we compute core interest income pursuant to an effective yield methodology. In doing so, we segregate the portfolio into various categories based on the components of the bonds' cash flows and the volatility related to each of these components. We then accrete interest income on an effective yield basis using the components of cash flows that are reliably estimable. Other minor adjustments are made to reflect management's expectations for other components of the projected cash flow stream.

        Included in core costs and expenses were general and administrative expenses ("G&A") of $110.8 million, allocated segment management fees of $9.4 million, direct interest expense of $3.1 million, allocated interest expense of $9.2 million and amortization expense of $8.1 million. G&A was adjusted to exclude the Change in Control Plan expenses of $22.4 million (see related discussion above under "Non-GAAP Financial Measures"). Amortization expense principally represents the amortization of the European special servicing intangible, which reflects the deterioration of this asset as fees are earned.

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

        Income taxes principally relate to the operating results of our servicing business and our conduit business, which are held in TRSs.

Liquidity and Capital Resources

        Liquidity is a measure of our ability to meet our cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make new investments where appropriate, make distributions to our stockholders, and other general business needs. We use cash to purchase or originate investments, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations. We closely monitor our liquidity position and believe that we have sufficient liquidity and access to liquidity to meet our financial obligations for at least the next 12 months. Our primary sources of liquidity are as follows:

Cash Generated from Operating the Business, Including Repayments

        Cash from operations is generally comprised of interest income from our investments, net of any associated financing expense, principal repayments from our investments, net of associated financing repayments, proceeds from the sale of investments, servicing fees and changes in working capital balances.

Cash and Cash Equivalents

        As of December 31, 2013, we had cash and cash equivalents of $317.6 million.

Cash Flows for the Year Ended December 31, 2013

	GAAP	VIE Adjustments	Excluding LNR VIEs
Net cash provided by operating activities	$326,314	$90	326,404
Cash Flows from Investing Activities:
Purchase of LNR, net of cash acquired	(586,383)	(366)	(586,749)
Purchase of investment securities	(479,843)	(180,652)	(660,495)
Proceeds from sales and collections of investment securities	533,845	43,404	577,249
Origination and purchase of loans held-for-investment	(2,663,267)	—	(2,663,267)
Proceeds from principal collections and sale of loans	1,205,468	—	1,205,468
Acquisition and improvement of single family homes and acquisition of non-performing loans, net of sales proceeds	(788,792)	—	(788,792)
Net cash flows from other investments and assets	(31,355)	—	(31,355)
Increase in restricted cash, net	(17,275)	—	(17,275)

Net cash used in investing activities	(2,827,602)	(137,614)	(2,965,216)

Net borrowings under financing agreements	574,833	—	574,833
Proceeds from issuance of convertible senior notes	1,037,926	—	1,037,926
Proceeds from common stock offerings	1,512,129	—	1,512,129
Payment of dividends	(300,973)	—	(300,973)
Net distributions to non-controlling interests	(46,505)	—	(46,505)
Issuance of debt of consolidated VIEs	13,993	(13,993)	—
Repayment of debt of consolidated VIEs	(180,652)	180,652	—
Distributions of cash from consolidated VIEs	29,411	(29,411)	—

Net cash provided by financing activities	2,640,162	137,248	2,777,410

Net increase in cash and cash equivalents	138,874	(276)	138,598
Cash and cash equivalents, beginning of year	177,671	—	177,671
Effect of exchange rate changes on cash	1,082	—	1,082

Cash and cash equivalents, end of year	$317,627	$(276)	$317,351

        The discussion below is on a non-GAAP basis, after removing adjustments principally resulting from the consolidation of LNR's VIEs under ASC 810. These adjustments principally relate to (i) purchase of CMBS related to consolidated VIEs, which are reflected as repayments of VIE debt on a GAAP basis and (ii) sales of CMBS related to consolidated VIEs, which are reflected as VIE distributions on a GAAP basis. There is no net impact to cash flows from operations or to overall cash resulting from these consolidations. Refer to Note 2 of our Consolidated Financial Statements for further discussion.

        Cash and cash equivalents increased by $138.9 million during the year ended December 31, 2013. The increase resulted from cash provided by operating activities of $326.4 million, which was partially offset by the cash used in investing activities of $3.0 billion being $187.4 million in excess of the cash raised by financing activities of $2.8 billion as the Company raises cash strictly to fund new investments.

        Net cash provided by operating activities for the year ended December 31, 2013 totaled $326.4 million and related primarily to interest income of $362.7 million from our loan origination and conduit programs, plus interest income on investment securities of $77.4 million. Servicing fees provided $179.0 million with the change in working capital providing $52.4 million and other revenues of $10.9 million. Offsetting these revenues were general and administrative expenses of $150.4 million, interest expense of $79.2 million, management fees of $53.6 million, plus business combination and investment pursuit costs of $24.4 million and income taxes of $43.1 million.

        Net cash used in investing activities for the year ended December 31, 2013 totaled $3.0 billion and related primarily to the acquisition and origination of new loans of $2.7 billion, acquisition and improvement of real estate and non-performing residential loans of $788.8 million, the purchase of investment securities for $660.5 million and the acquisition of LNR, net of cash, for $586.4 million. Offsetting the new investment purchases were proceeds received from principal repayments and sales of loans of $1.2 billion and proceeds from sales and collections on investment securities of $577.2 million.

        Net cash provided by financing activities for the year ended December 31, 2013 totaled $2.8 billion and related primarily to proceeds from our common stock offering of $1.5 billion, proceeds from the issuance of our convertible debt of $1.0 billion and net borrowings after repayments on our secured debt of $574.8 million, partially offset by dividend distributions of $301.0 million and distributions to non-controlling entities of $46.5 million.

Cash Flows for the Year Ended December 31, 2012

        Cash and cash equivalents increased by $63.6 million during the year ended December 31, 2012. The increase resulted from cash provided by operating activities of $265.6 million and cash provided by financing activities of $986.7 million, both partially offset by cash used in investing activities of $1.2 billion.

        Net cash provided by operating activities for the year ended December 31, 2012 of $265.6 million reflects primarily net income of $203.7 million, reduced by $54.2 million of non-cash adjustments, and $132.0 million in proceeds from the sale of loans held for sale.

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

        Net cash used in investing activities for the year ended December 31, 2012 totaled $1.2 billion and related primarily to the acquisition and origination of new loans held-for-investment of $1.8 billion, new MBS of $626.3 million, acquisition and improvement of real estate of $172.3 million and other investments of $14.8 million, offset by proceeds received from the sale of MBS of $261.3 million, principal repayments on loans and MBS of $55.2 million and $89.1 million, respectively, loan maturities of $615.2 million, proceeds from the sale of loans held for investment of $344.4 million, and proceeds from the sale of other investments of $8.3 million.

Potential Liquidation of Certain RMBS and CMBS Positions

        We regularly make certain investments in RMBS. We have restricted these RMBS investments to an amount that at all times is no greater than 10% of our total assets, excluding VIE assets. Expected durations are generally 5 years or less and we have engaged a third party manager who specializes in RMBS to assist us in managing this portfolio. As of December 31, 2013, our investments in RMBS and CMBS that are classified as available-for-sale had a fair value of $296.2 million and $114.3 million, respectively.

New Credit Facilities

        On July 3, 2013, we issued $460 million in aggregate principal amount of 4.00% Convertible Senior Notes due 2019 for total gross proceeds of $460 million. The underwriters' discount and other offering costs aggregated $10.7 million, resulting in net proceeds to us of $450.2 million.

        In connection with the LNR acquisition on April 19, 2013, we entered into a $300 million term loan facility that has a seven-year term. The term loan bears interest at a rate of 3.5%, and has an overall borrowing cost of 3.84% per annum. In addition, the fees to obtain the facility were approximately $7.1 million. On December 13, 2013, the facility was amended and the balance was increased to $673.5 million. The total fees to obtain and amend the facility were $13.8 million.

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

Borrowings under Various Financing Arrangements

        We utilize a variety of financing arrangements to finance certain assets. We generally utilize three types of financing arrangements:

  1)
  Repurchase Agreements:    Repurchase agreements effectively allow us to borrow against loans and securities that we own. Under these agreements, we sell our loans and securities to a counterparty and agree to repurchase the same loans and securities from the counterparty at a price equal to the original sales price plus an interest factor. The counterparty retains the sole discretion over both whether to purchase the loan and security from us and, subject to certain conditions, the market value of such loan or security for purposes of determining whether we are required to pay margin to the counterparty. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, we would be required to repay any amounts borrowed in excess of the product of (i) the revised market value multiplied by (ii) the applicable advance rate. During the term of a repurchase agreement, we receive the principal and interest on the related loans and securities and pay interest to the counterparty. As of December 31, 2013, we have various repurchase agreements, with details referenced in the table provided below.

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

        The following table is a summary of our financing facilities as of December 31, 2013 (dollar amounts in thousands):

	Facility Type	Revolver	Eligible Assets	Current Maturity	Extended Maturity(a)	Pricing	Pledged Asset Carrying Value	Maximum Facility Size	Outstanding balance		Approved but Undrawn Capacity(b)	Unallocated Financing Amount(c)
Wells Fargo II(d)	Repurchase	Yes	Identified Loans	Aug 2014	Aug 2015	LIBOR + 1.75% to 6%	$918,452	$550,000	$449,323		$100,677	—
Wells Fargo III	Repurchase	Yes	Identified RMBS	(e)	N/A	LIBOR + 1.90%	272,580	175,000	127,943		36,396	10,661
Wells Fargo IV	Repurchase	No	Identified Loans	Dec 2014	Dec 2016	LIBOR + 2.75%	210,807	154,133	154,133		—	—
Citibank	Repurchase	Yes	Identified Loans	Oct 2015	Oct 2018	LIBOR + 2.00% to 2.75%	157,970	225,000	100,886		—	124,114
OneWest Bank	Repurchase	No	Identified Loans	Jul 2015	Jul 2017	LIBOR + 3.00%	78,280	50,871	50,871		—	—
Goldman Sachs Conduit I	Repurchase	Yes	Identified Loans	Sep 2014	Sep 2014	LIBOR + 2.20%	170,665	250,000	129,843		—	120,157
Barclays Conduit II	Repurchase	Yes	Identified Loans	Nov 2014	Nov 2014	LIBOR + 2.10%	—	150,000	—		—	150,000
J.P. Morgan	Repurchase	No	Identified Loans	Oct 2015	Oct 2017	LIBOR + 2.60%	441,608	347,697	347,697		—	—
RBS	Repurchase	No	Identified CMBS	Dec 2014	Dec 2014	LIBOR + 2.00%	84,231	58,467	58,467		—	—
Borrowing Base	Bank Credit Facility	Yes	Identified Loans	Sep 2015	Sep 2017	LIBOR + 3.25%(f)	892,439	250,000	169,104		—	80,896
Term Loan	Syndicated Facility	No	Specifically Identified Assets	Apr 2020	Apr 2020	LIBOR + 2.75%(f)	2,574,912	671,808	669,293	(g)	—	—

							$5,801,944	$2,882,976	$2,257,560		$137,073	$485,828

(a)
Subject to certain conditions as defined in the respective facility agreement.

(b)
Approved but undrawn capacity represents the total draw amount that has been approved by the lender related to that assets that have been pledged as collateral, less the drawn amount.

(c)
Unallocated financing amount represents the maximum facility size less the total draw capacity that has been approved by the lender.

(d)
On January 27, 2014, we amended the terms of the facility to increase available borrowings under the facility by $450.0 million to $1.0 billion and extend the maturity. Refer to Note 26 of the consolidated financial statements for further discussion.

(e)
The date that is 180 days after the buyer delivers notice to seller, subject to a maximum date of March 13, 2015.

(f)
Subject to borrower's option to choose alternative benchmark based rates pursuant to the terms of the credit agreement. The Term Loan is also subject to a 75 basis point floor.

(g)
Term loan outstanding balance is net of $2.5 million of unamortized discount.

  Variance between Average and Quarter-End Credit Facility Borrowings Outstanding

        The following table compares the average amount of repurchase transactions outstanding during each quarter and the amount of repurchase transactions outstanding as of the end of each quarter, together with an explanation of significant variances:

Quarter Ended	Quarter-End Balance (in 000's)	Weighted-Average Balance During Quarter (in 000's)	Variance (in 000's)	Explanations for Significant Variances
March 31, 2013	$1,027,820	$1,124,392	$(96,572)		(a)
June 30, 2013	1,707,366	1,492,792	214,574		(b)
September 30, 2013	1,312,044	1,523,634	(211,590)		(c)
December 31, 2013	2,257,560	1,850,572	406,988		(d)

(a)
Variance primarily due to the following: (i) payoff of the last remaining loan under the Wells Fargo I facility in February, (ii) paydown of $315 million in financing under the Wells Fargo II facility using proceeds from the convertible debt offering on February 15 offset by a draw of $173.9 million on March 27 to fund the origination of Hudson Yards, and (iii) paydown of $57 million in financing under the Citibank facility using proceeds from the convertible debt offering on February 15.

(b)
Variance primarily due to the following: (i) $93.5 million in draws during June on the Wells Fargo III facility; and (ii) $285.1 million draw under the Wells Fargo II facility in June.

(c)
Variance primarily due to the following transactions: (i) paydown of $105.9 million under the Wells Fargo II facility using proceeds from the equity offering in late September 2013; (ii) payoff and termination of the Goldman facility in late September due to the sale of remaining CMBS pledged to the facility. Approximately $144.9 million was paid off in conjunction with the sale; and (iii) the drawdown of the conduit loan repurchase facilities at the end of the quarter to fund the origination of additional conduit loans.

(d)
Variance primarily due to the following: (i) $375.0 million in proceeds from the upsize of the Term Loan in December and (ii) $86.1 million draw on the Borrowing Base facility.

Quarter Ended	Quarter-End Balance (in 000's)	Weighted-Average Balance During Quarter (in 000's)	Variance (in 000's)	Explanations for Significant Variances
March 31, 2012	$1,308,860	$1,270,300	$38,560		(a)
June 30, 2012	1,065,388	1,074,612	(9,224)		(b)
September 30, 2012	1,309,450	1,280,953	28,497		(c)
December 31, 2012	1,305,812	1,215,948	89,864		(d)

(a)
Variance is primarily due to the following transactions: (i) paydown of $92.1 million under the Goldman facility on March 29, 2012 using proceeds from the sale of six conduit loans; (ii) $81.0 million draw under the BAML Credit Agreement in mid-March 2012 in conjunction with the closing of a $125.0 million participation in a senior loan; (iii) $70.0 million was repaid under the Second Deutsche Repurchase Agreement in March 2012; (iv) $88.0 million additional draw on Wells Fargo IV facility; and (v) $155.4 million draw under the Second Goldman Repurchase Agreement in the beginning of February in conjunction with the acquisition of $222.8 million of CMBS.

(b)
Variance is primarily due to the following transactions: (i) paydown of $38.5 million under the Wells Fargo I facility in early June 2012; (ii) various draws and repayments during the quarter under the Wells Fargo II facility in anticipation of multiple loan closings; (iii) additional draw of $55.1 million under the Wells Fargo III to lever the RMBS acquired during the quarter; (iv) paydown of $92.0 million in under the Second Deustche Repurchase Agreement using proceeds from the equity offering in April 2012, subsequent draw of $45.0 million in early May 2012 in anticipation of the REO pool acquisition, and repayment of $50.3 million in conjunction with the payoff of the loan pledged under the facility in early May 2012; and (v) paydown of $24.5 million under the Wells Fargo IV facility in conjunction with the prepayment of three loans during May and June of 2012.

(c)
Variance is primarily due to the following transactions: (i) paydown of $98.7 million under the Bank of America Merrill Lynch Hilton line in late August 2012 using the proceeds from the sale of three securities; (ii) various draws and repayments during the quarter, including a draw of $132.3 million, under the Wells Fargo II facility in anticipation of multiple loan closings; (iii) additional draw of $30 million under the Wells Fargo III facility to lever the RMBS acquired during the quarter; (iv) a draw of $32.2 million under the Citi Repurchase Agreement in late September 2012; and (v) an initial draw of $158.8 million on a newly created financing line.

(d)
Variance is primarily due to the following transactions: (i) paydown of $19.5 million on the Wells Fargo I facility in early October using proceeds from the maturity of one loan, (ii) various draws in December totaling $148.0 million from additional assets pledged to the Wells Fargo II facility, offset by a prepayment of $51.6 million in mid-December, and (iii) draws totaling $158.9 million on various dates throughout the quarter on the Wells Fargo III facility.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities

        The following scheduled and/or projected principal repayments on our investments were based upon the amounts outstanding and contractual terms of the financing facilities in effect as of December 31, 2013 (amounts in thousands):

	Scheduled Principal Repayments on Loans	Scheduled/Projected Principal Repayments on RMBS and CMBS	Projected Required Repayments of Financing		Scheduled Principal Inflows Net of Financing Outflows
First Quarter 2014	$217,715	$14,170	$(133,718)	(1)	$98,167
Second Quarter 2014	5,319	30,045	(131,795)	(2)	(96,431)
Third Quarter 2014	19,907	18,919	(484,551)	(3)	(445,725)
Fourth Quarter 2014	66,389	28,812	(188,803)	(4)	(93,602)

Total	$309,330	$91,946	$(938,867)	(5)	$(537,591)

(1)
Approximately $129.8 million of the projected required repayments on financing in the first quarter of 2014 relates to Conduit I facility. We expect to repay these maturities through asset sales.

(2)
Approximately $127.9 million of the projected required repayments in the second quarter of 2014 relates to our Wells Fargo III facility which has evergreen options we can use to extend the line as long as we meet certain criteria.

(3)
Approximately $448.8 million of the projected required repayments in the third quarter of 2014 relates to our Wells Fargo II facility. We subsequently extended this facility as discussed in Note 26 to the Consolidated Financial Statements.

(4)
Approximately $126.8 million of the projected required repayments in the fourth quarter of 2014 relates to our Wells Fargo IV facility. We expect to extend this facility since we have extension options available to us by meeting certain criteria.

(5)
Total projected required repayments of financing are $490.1 million after considering the extension of the Wells Fargo II facility which we subsequently extended as discussed in Note 26 to the Consolidated Financial Statements.

Issuances of Equity Securities

        We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At December 31, 2013, we had 100,000,000 shares of preferred stock available for issuance and 303,860,955 shares of common stock available for issuance.

        In April 2013, we sold 30,475,000 shares of common stock at a price of $26.985 per share, resulting in gross proceeds of $822.4 million. In addition, in September 2013, we sold 25,000,000 shares of common stock for total proceeds (net of underwriter discount) of approximately $601.0 million. In connection with the September offering, the underwriters had a 30-day option to purchase an additional 3,750,000 shares of common stock, which they exercised, resulting in additional proceeds of $90.2 million in late September.

        We maintain an ATM equity offering program with Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agents, relating to our shares of common stock. In accordance with the terms of the agreement, we may offer and sell shares of our common stock having an aggregate gross sales price of up to $250 million from time to time through the agent. Any sales of the shares will be made by means of ordinary brokers' transactions at prices related to prevailing market prices or at negotiated prices.

Other Potential Sources of Financing

        In the future, we may also use other sources of financing to fund the acquisition of our target assets, including other secured as well as unsecured forms of borrowing. We may also seek to raise further equity capital or issue debt securities in order to fund our future investments.

Off-Balance Sheet Arrangements

        In connection with our purchase of LNR, we now have relationships with unconsolidated entities and/or financial partnerships, such as entities often referred to as SPEs or VIEs. We are not obligated to provide, nor have we provided, any financial support for any SPEs or VIEs. As such, the risk associated with our involvement is limited to the carrying value of our investment in the entity. Refer to Note 15 to the Consolidated Financial Statements for further discussion.

Dividends

        We intend to continue to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to continue to pay regular quarterly dividends to our stockholders in an amount approximating our net taxable income, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating and debt service requirements. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. Refer to Item 5 of this Form 10 for disclosure of our dividend history.

        The tax treatment for our aggregate distributions per share of common stock paid with respect to 2013 is as follows:

Record Date	Payment Date	Per Share Dividend Paid	Per Share Dividend Attributed to 2013	Ordinary Taxable Dividends	Taxable Qualified Dividends	Capital Gain Distribution	Unrecaptured 1250 Gain	Nondividend Distributions
12/31/2012	1/15/2013	$0.5400	$0.2102	$0.1963	$0.0389	$0.0118	$—	$0.0021
3/28/2013	4/15/2013	0.4400	0.4400	0.4108	0.0814	0.0248	—	0.0044
6/28/2013	7/15/2013	0.4600	0.4600	0.4295	0.0851	0.0259	—	0.0046
9/30/2013	10/15/2013	0.4600	0.4600	0.4295	0.0851	0.0259	—	0.0046
12/31/2013	1/15/2014	0.4600	0.3844	0.3589	0.0711	0.0217	—	0.0038

		$2.3600	$1.9546	$1.8249	$0.3616	$0.1101	$—	$0.0195

        As the Company's aggregate distributions exceeded its earnings and profits, a portion of the January 2014 distribution declared in the fourth quarter of 2014 and payable to stockholders of record as of December 31, 2013 will be treated as a 2014 distribution for federal tax purposes.

        On February 24, 2014, our board of directors declared a dividend of $0.48 per share for the first quarter of 2014, which is payable on April 15, 2014 to common stockholders of record as of March 31, 2014.

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

        The amount of leverage we deploy for particular investments in our target assets depends upon our Manager's assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial and residential mortgage markets, our outlook for the level, slope, and volatility of interest rates, the credit quality of our assets, the collateral underlying our assets, and our outlook for asset spreads relative to the LIBOR curve. Under our current repurchase agreements and bank credit facility, our total leverage may not exceed 75% of total assets (as defined), as adjusted to remove the impact of bona-fide loan sales that are accounted for as financings and the consolidation of VIEs pursuant to GAAP. As of December 31, 2013, our total debt to assets ratio was 40.2%.

Contractual Obligations and Commitments

        Contractual obligations as of December 31, 2013 are as follows (amounts in thousands):

	Total	Less than 1 Year		1 to 3 years	3 to 5 years		More than 5 years
Secured financings	$2,260,074	$938,867	(b)	$669,706	$13,539	(b)	$637,962
Convertible senior notes, including interest payable	1,060,000	—		—	600,000		460,000
Secured borrowings on transferred loans(a)	181,238	1,058		51,272	128,908		—
Loan funding obligations	962,325	510,542		430,978	20,805		—
Future lease commitments	43,439	6,604		12,502	11,423		12,910

Total	$4,507,076	$1,457,071		$1,164,458	$774,675		$1,110,872

(a)
These amounts relate to financial asset sales that were required to be accounted for as secured borrowings. As a result, the assets we sold remain on our consolidated balance sheet for financial reporting purposes. Such assets are expected to provide match funding for these liabilities.

(b)
We subsequently extended the maturity of the Wells Fargo II facility, which had an outstanding balance of $449.3 million at December 31, 2013, as discussed in Note 26 to the Consolidated Financial Statements.

        The table above does not include amounts due under our management agreement or derivative agreements as those contracts do not have fixed and determinable payments. In addition, the table above does not give effect to the subsequent events described in Note 26 to the Consolidated Financial Statements.

Critical Accounting Estimates

        Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made, based upon information available to us at that time. The following discussion describes the critical accounting estimates that apply to our operations and require complex management judgment. This summary should be read in conjunction with a more complete discussion of our accounting policies included in Note 2 to the Consolidated Financial Statements.

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

        Significant judgment is required when evaluating loans for impairment, therefore, actual results over time could be materially different. As of December 31, 2013, the Lending Segment had $4.4 billion of loans held-for-investment, none of which were delinquent or in default. Historically, this segment has not had any impairment charges on individual loans. However, we have established a general loan loss allowance based on our risk classification of the loans in our portfolio, as discussed in Note 5 to our Consolidated Financial Statements. The general loan loss allowance was $4.0 million as of December 31, 2013.

        As of December 31, 2013, the LNR segment has $12.8 million of loans held-for-investment. Of this amount, approximately $8 million are in default, all of which had been originally acquired as NPLs prior to our April 19, 2013 acquisition of LNR.

Classification and Impairment Evaluation of Investment Securities

        Our investment securities consist primarily of CMBS and RMBS that we classify as available-for-sale, mandatorily redeemable preferred equity interests in commercial real estate entities which we expect to hold to maturity and CMBS for which we have elected the fair value option. Investments classified as available-for-sale are carried at their fair value. For securities where we have not elected the fair value option, changes in fair value are recorded through accumulated other comprehensive income, a component of stockholders' equity, rather than through earnings. We do not hold any of our investment securities for trading purposes.

        When the estimated fair value of a security for which we have not elected to apply the fair value option is less than its amortized cost, we consider whether there is an OTTI in the value of the security. An impairment is deemed an OTTI if (i) we intend to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovering our cost basis, or (iii) we do not expect to recover our cost basis even if we do not intend to sell the security or believe it is more likely than not that we will be required to sell the security before recovering our cost basis. If the impairment is deemed to be an OTTI, the resulting accounting treatment depends on the factors causing the OTTI. If the OTTI has resulted from (i) our intention to sell the security or (ii) our judgment that it is more likely than not that we will be required to sell the security before recovering our cost basis, an impairment loss is recognized in earnings equal to the difference between our amortized cost basis and fair value. Whereas, if the OTTI has resulted from our conclusion that we will not recover our cost basis even if we do not intend to sell the security or believe it is more likely than not that we will be required to sell the security before recovering our cost basis, only the credit loss portion of the impairment is recorded in earnings and the portion of the loss related to other factors, such as changes in interest rates, continues to be recognized in accumulated other comprehensive income. Determining whether there is an OTTI may require us to exercise significant judgment and make significant assumptions, including, but not limited to, estimated cash flows, estimated prepayments, loss assumptions, and assumptions regarding changes in interest rates. As a result, actual OTTI losses could differ from reported amounts. Such judgments and assumptions are based upon a number of factors, including (i) credit of the issuer or the borrowers, (ii) credit rating of the security, (iii) key terms of the security, (iv) performance of the loan or underlying loans, including debt service coverage and loan-to-value ratios, (v) the value of the collateral for the loan or underlying loans, (vi) the effect of local, industry, and broader economic factors, and (vii) the historical and anticipated trends in defaults and loss severities for similar securities. As of December 31, 2013, we held $411 million of available-for-sale RMBS and CMBS which had gross unrealized gains of $69 million and gross unrealized losses of only $2 million. We also had $368 million of held-to-maturity securities which had no unrealized losses as of December 31, 2013. We recognized OTTI charges against earnings of $1 million, $4 million and $6 million in the years ended December 31, 2013, 2012 and 2011, respectively.

Valuation of Financial Assets and Liabilities Carried at Fair Value

        We measure our VIE assets and liabilities, mortgage-backed securities, derivative assets and liabilities, domestic servicing rights intangible asset and any assets or liabilities where we have elected the fair value option at fair value. When actively quoted observable prices are not available, we either use implied pricing from similar assets and liabilities or valuation models based on net present values of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors. See Note 21 to our consolidated financial statements for details regarding the various methods and inputs we use in measuring the fair value of our financial assets and liabilities. As of December 31, 2013, we have $104.1 billion and $102.6 billion of financial assets and liabilities, respectively, that are measured at fair value, including $103.2 billion of VIE assets and $102.6 billion of VIE liabilities we consolidate pursuant to ASC 810.

        We measure the assets and liabilities of consolidated VIEs at fair value pursuant to our election of the fair value option. The VIEs in which we invest are "static"; that is, no reinvestment is permitted, and there is no active management of the underlying assets. In determining the fair value of the assets and liabilities of the VIE, we maximize the use of observable inputs over unobservable inputs. We also acknowledge that our principal market for selling CMBS assets is the securitization market where the market participant is considered to be a CMBS trust or a collateralized debt obligation ("CDO"). This methodology results in the fair value of the assets of a static CMBS trust being equal to the fair value of its liabilities. As a result, the methods and inputs we use in measuring the fair value of the assets and liabilities of our VIEs affect our earnings only to the extent of their impact on our direct investment in the VIEs.

Derivative Instruments and Hedging Activities

        We record all derivatives on our consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and have satisfied the criteria necessary to apply hedge accounting under GAAP. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We regularly enter into derivative contracts that are intended to economically hedge certain of our risks, even though the transactions may not qualify for, or we may not elect to pursue, hedge accounting. In such cases, changes in the fair value of the derivatives are recorded in earnings. The designation of derivative contracts as hedges, the measurement of their effectiveness, and the estimate of the fair value of the contracts all may involve significant judgments by our management, and changes to those judgments could significantly impact our reported results of operations. As of December 31, 2013, we had $8 million of derivative assets and $24 million of derivative liabilities. We recognized net losses on derivatives of $11 million, $14 million and $20 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, we had less than $1 million of net unrecognized losses on derivatives designated as hedges.

Goodwill Impairment

        Our goodwill at December 31, 2013 of $140.4 million represents the excess of consideration transferred over the fair value of net assets acquired on April 19, 2013 for the acquisition of LNR. In testing goodwill for impairment, we follow ASC Topic 350, Intangibles—Goodwill and Other, which permits a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill. If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill, then no impairment is determined to exist for the reporting unit. However, if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value including goodwill, we compare the fair value of that reporting unit with its carrying value, including goodwill ("Step One"). If the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired with the impairment loss equal to the amount by which the carrying value of the goodwill exceeds the implied fair value of that goodwill.

        Based on our qualitative assessment during the 2013 fourth quarter, we believe that the LNR reporting unit to which all of our goodwill was attributed is not currently at risk of failing Step One of the impairment test. This qualitative assessment required judgment to be applied in evaluating the effects of multiple factors, including actual and projected financial performance of the reporting unit, macroeconomic conditions, industry and market conditions, and relevant entity specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill.

Recent Accounting Developments

        On July 19, 2013, the Financial Accounting Standards Board ("FASB") issued an exposure draft ("ED") related to Emerging Issues Task Force ("EITF") Issue No. 12-G, Measuring the Financial Liabilities of a Consolidated Collateralized Financing Entity. The ED attempts to address diversity in practice related to the measurement of a collateralized financing entity's ("CFE") assets and liabilities at fair value. In doing so, the ED, as revised by consensus of the EITF at its November 14, 2013 meeting, indicates that the fair value of a CFE's financial assets and liabilities should be consistent with the more observable of the assets or liabilities driving the valuation. This is consistent with our current accounting treatment as described above.

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

        The S&P ratings of our RMBS portfolio were as follows (amounts in thousands):

	December 31, 2013		December 31, 2012
S&P Rating	Carrying Value	Percentage	Carrying Value	Percentage
A+	$—	—%	$28	—%
BBB+	5,316	1.8%	103	—%
BB+	8,464	2.9%	16,071	4.8%
BB	670	0.2%	1,549	0.5%
BB-	816	0.3%	5,862	1.8%
B+	3,208	1.1%	9,338	2.8%
B	—	—%	3	—%
B-	26,086	8.8%	29,597	8.9%
CCC	205,614	69.4%	234,429	70.4%
CC	654	0.2%	5,235	1.6%
D	20,434	6.9%	23,280	6.9%
NR	24,974	8.4%	7,658	2.3%

Total RMBS	$296,236	100.0%	$333,153	100.0%

        The S&P ratings of our CMBS fair value option portfolio were as follows (amounts in thousands):

	December 31, 2013
S&P Rating	Carrying Value(1)	Percentage
AAA	$1,417	0.3%
BBB	10	—
BB+	16,423	3.0%
BB	60,336	11.0%
B+	202	—
B	44,239	8.0%
CCC	16,912	3.1%
CC	39,255	7.1%
C	23,950	4.4%
D	63,370	11.5%
NR	284,168	51.6%

Total CMBS	$550,282	100%

(1)
Includes $409.3 million of CMBS eliminated in consolidation pursuant to ASC 810.

        As of December 31, 2013, we had not elected the fair value option for the following CMBS (1) $113.0 million of an available-for-sale CMBS rated BB+, (2) $84.2 million of a held-to-maturity CMBS rated BB-, and (3) a $1.3 million interest-only debt security rated BBB-.

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

        We are also subject to credit risk with respect to our loan portfolio, which has a carrying value of $4.8 billion as of December 31, 2013. Historically, we have not had impairment charges on any individual loans. We categorize our loans using an internally developed risk rating system, which assists us in determining if a particular loan is impaired. Refer to Note 5 to our Consolidated Financial Statements for a detail discussion of our risk rating system and the resulting categorization of our loans as of December 31, 2013 and 2012.

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

Interest Rate Effect on the Lending Segment's Net Interest Margin

        The operating results of the Lending Segment depend in large part on differences between the income earned on our investments and our cost of borrowing and hedging activities. The cost of our borrowings is generally based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally may increase (1) while the yields earned on our leveraged fixed-rate mortgage assets remain static and (2) at a faster pace than the yields earned on our leveraged floating rate mortgage assets, which could result in a decline in our net interest margin. The severity of any such decline would depend on our asset/liability composition at the time as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our target assets. If any of these events was to occur, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations. Hedging techniques are partly based on assumed levels of prepayments of our investments. If prepayments are slower or faster than assumed, the life of the investment would be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions.

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

        Our analysis of risks is based on our Manager's experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by our Manager may produce results that differ significantly from the estimates and assumptions used in our models and the projected results.

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

        Consistent with our strategy of hedging foreign currency exposure on certain investments, we typically enter into a series of forwards to fix the USD amount of GBP and EUR-denominated cash flows (interest and principal payments) we expect to receive from our GBP and EUR-denominated loan and CMBS investments. The following table represents our current currency hedge exposure as it relates to our loan investments and a CMBS investment denominated in foreign currencies, along with the aggregate notional amount of the hedges in place (amounts in thousands except for number of contracts, using the December 31, 2013 GBP spot rate of 1.6557 and EUR spot rate of 1.3742):

Carrying Value of Investment	Local Currency	Number of foreign exchange contracts	Aggregate Notional Value of Hedges Applied	Expiration Range of Contracts
$9,235	GBP	14	$11,669	January 2014 - March 2016
113,002	GBP	5	128,213	March 2014 - March 2016
24,476	GBP	12	30,775	January 2014 - August 2016
31,232	EUR	3	33,954	February 2014 - June 2014
98,157	GBP	14	132,058	January 2014 - April 2017
49,496	GBP	9	63,298	January 2014 - January 2016
68,188	EUR	24	77,426	January 2014 - October 2016
1,953	GBP	1	4,143	March 2015
81,023	EUR	4	82,925	January 2014
15,247	GBP	18	19,484	January 2014 - January 2018

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

Inflation Risk

        Most of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance significantly more than inflation does. Changes in interest rates may correlate with inflation rates and/or changes in inflation rates. Our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair value without considering inflation.

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

        The following table summarizes the change in net loan investment income for a 12 month period and the change in fair value of our investments and indebtedness assuming an increase or decrease of

100 basis points in the LIBOR interest rate, both adjusted for the effects of our interest rate hedging activities (amounts in thousands):

Income (Expense) Subject to Interest Rate Sensitivity	Variable-rate investments and indebtedness	100 Basis Point Increase	100 Basis Point Decrease
Investment income from variable-rate investments(1)	$3,826,295	$44,913	$(14,321)
Investment expense from variable-rate indebtedness(1)	$(2,130,231)	$(52,794)	$48,648

Net investment income from variable rate instruments	$1,696,064	$(7,881)	$34,327

Assets (Liabilities) Subject to Interest Rate Sensitivity (Par Amount)	Fixed-Rate investments and indebtedness	100 Basis Point Increase	100 Basis Point Decrease
Fair value of fixed-rate investments	$1,924,577	$(37,341)	$88,563

Net fair value of fixed-rate instruments	$1,924,577	$(37,341)	$88,563

(1)
Assumes LIBOR rate decrease does not go below 0%.

Item 8.    Financial Statements and Supplementary Data.

        All other schedules are omitted because they are not required or the required information is shown in the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Starwood Property Trust, Inc.
Greenwich, CT

        We have audited the accompanying consolidated balance sheets of Starwood Property Trust, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Starwood Property Trust, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31,2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, NY
February 26, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Starwood Property Trust, Inc.
Greenwich, CT

        We have audited the internal control over financial reporting of Starwood Properly Trust, Inc. and subsidiaries (the "Company") as of December 31,2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at LNR Property LLC, which was acquired on April 19, 2013 and whose financial statements constitute 26% of net assets, 28% of revenues, and 36% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2013. Accordingly, our audit did not include the internal control over financial reporting at LNR Properly LLC. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting,included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2013 of the Company and our report dated February 26, 2014 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

New York, NY
February 26, 2014

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	As of December 31,
	2013	2012
Assets:
Cash and cash equivalents	$317,627	$177,671
Restricted cash	69,052	3,429
Loans held-for-investment, net	4,363,718	2,914,434
Loans held-for-sale, at fair value	206,672	—
Loans transferred as secured borrowings	180,414	85,901
Investment securities ($566,789 and $884,254 held at fair value)	935,107	884,254
Intangible assets—servicing rights ($150,149 and $0 held at fair value)	177,173	—
Residential real estate, net	749,214	99,115
Non-performing residential loans	215,371	68,883
Investment in unconsolidated entities	122,954	32,318
Goodwill	140,437	—
Derivative assets	7,769	9,227
Accrued interest receivable	37,630	24,120
Other assets	95,813	25,021
Variable interest entity ("VIE") assets, at fair value	103,151,624	—

Total Assets	$110,770,575	$4,324,373

Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$225,374	$30,094
Related-party payable	17,793	1,803
Dividends payable	90,171	73,796
Derivative liabilities	24,192	27,770
Secured financing agreements, net	2,257,560	1,305,812
Convertible senior notes, net	997,851	—
Secured borrowings on transferred loans	181,238	87,893
VIE liabilities, at fair value	102,649,263	—

Total Liabilities	106,443,442	1,527,168

Commitments and contingencies (Note 23)
Equity:
Starwood Property Trust, Inc. Stockholders' Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 196,139,045 issued and 195,513,195 outstanding as of December 31, 2013 and 136,125,356 issued and 135,499,506 outstanding as of December 31, 2012	1,961	1,361
Additional paid-in capital	4,300,479	2,721,353
Treasury stock (625,850 shares)	(10,642)	(10,642)
Accumulated other comprehensive income	75,449	79,675
Accumulated deficit	(84,719)	(72,401)

Total Starwood Property Trust, Inc. Stockholders' Equity	4,282,528	2,719,346
Non-controlling interests in consolidated subsidiaries	44,605	77,859

Total Equity	4,327,133	2,797,205

Total Liabilities and Equity	$110,770,575	$4,324,373

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	For the Year Ended December 31,
	2013	2012	2011
Revenues:
Interest income from loans	$344,640	$251,615	$180,445
Interest income from investment securities	74,312	55,419	25,618
Servicing fees	124,726	—	—
Other revenues	6,128	272	389
Rental income	15,889	431	—

Total revenues	565,695	307,737	206,452

Costs and expenses:
Management fees	88,145	57,491	39,182
Interest expense	118,349	47,125	28,782
General and administrative	151,583	11,663	8,795
Business combination costs	17,958	—	—
Acquisition and investment pursuit costs	6,400	5,097	3,661
Residential properties and non-performing loans—other operating costs	21,383	757	—
Depreciation and amortization	15,808	213	—
Loan loss allowance	1,923	2,061	—
Other expense	1,298	150	—

Total costs and expenses	422,847	124,557	80,420

Income before other income (loss), income taxes and non-controlling interests	142,848	183,180	126,032
Other income (loss):
Income of consolidated VIEs, net	116,377	—	—
Change in fair value of servicing rights	(6,844)	—	—
Change in fair value of investment securities, net	(8,884)	295	—
Change in fair value of mortgage loans held-for-sale, net	43,849	(5,760)	5,760
Earnings from unconsolidated entities	8,841	5,086	2,987
Gain on sale of investments, net	30,881	25,532	21,000
Loss on derivative financial instruments, net	(11,170)	(14,157)	(20,280)
Foreign currency gain (loss), net	10,383	15,120	(7,420)
Total other-than-temporary impairment ("OTTI")	(2,636)	(7,256)	(7,311)
Noncredit portion of OTTI recognized in other comprehensive income (loss)	1,062	2,854	1,310

Net impairment losses recognized in earnings	(1,574)	(4,402)	(6,001)

Other income (expense), net	9,676	(189)	(680)

Total other income (loss)	191,535	21,525	(4,634)

Income before income taxes and non-controlling interests	334,383	204,705	121,398
Income tax provision	(24,053)	(1,023)	(790)

Net income	310,330	203,682	120,608
Net income attributable to non-controlling interests	(5,300)	(2,487)	(1,231)

Net income attributable to Starwood Property Trust, Inc.	$305,030	$201,195	$119,377

Net income per share of common stock:
Basic	$1.82	$1.76	$1.38

Diluted	$1.82	$1.76	$1.38

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	For the Year Ended December 31,
	2013	2012	2011
Net income	$310,330	$203,682	$120,608
Other comprehensive income (loss) (net change by component):
Cash flow hedges	1,967	(1,152)	205
Available-for-sale securities	(15,680)	84,825	(13,545)
Foreign currency remeasurement	9,487	—	—

Other comprehensive (loss) income	(4,226)	83,673	(13,340)

Comprehensive income	306,104	287,355	107,268
Less: Comprehensive income attributable to non-controlling interests	(5,300)	(2,487)	(92)

Comprehensive income attributable to Starwood Property Trust, Inc.	$300,804	$284,868	$107,176

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(Amounts in thousands, except share data)

	Common stock
								Total Starwood Property Trust, Inc. Stockholders' Equity
				Treasury Stock			Accumulated Other Comprehensive Income (Loss)
		Par Value	Additional Paid-In Capital			Accumulated Deficit			Non- Controlling Interests	Total Equity
	Shares			Shares	Amount
Balance, January 1, 2011	71,021,342	$706	$1,337,953	—	$—	$(19,302)	$8,203	$1,327,560	$9,669	$1,337,229
Proceeds from public offering of common stock	22,000,000	220	476,508	—	—	—	—	476,728	—	476,728
Equity offering costs	—	—	(1,091)	—	—	—	—	(1,091)	—	(1,091)
Stock-based compensation	726,754	11	13,743	—	—	—	—	13,754	—	13,754
Manager incentive fee paid in stock	63,255	1	1,206	—	—	—	—	1,207	—	1,207
Treasury stock purchased	—	—	—	625,850	(10,642)	—	—	(10,642)	—	(10,642)
Net income	—	—	—	—	—	119,377	—	119,377	1,231	120,608
Dividends declared, $1.74 per share	—	—	—	—	—	(155,204)	—	(155,204)	—	(155,204)
Other comprehensive income, net	—	—	—	—	—	—	(12,201)	(12,201)	(1,139)	(13,340)
Contribution from non-controlling interests	—	—	—	—	—	—	—	—	5,239	5,239
Distribution to non-controlling interests	—	—	—	—	—	—	—	—	(9,341)	(9,341)

Balance, December 31, 2011	93,811,351	938	1,828,319	625,850	(10,642)	(55,129)	(3,998)	1,759,488	5,659	1,765,147
Proceeds from public offering of common stock	41,400,000	414	875,323	—	—	—	—	875,737	—	875,737
Equity offering costs	—	—	(2,034)	—	—	—	—	(2,034)	—	(2,034)
Stock-based compensation	746,929	7	16,156	—	—	—	—	16,163	—	16,163
Manager incentive fee paid in stock	167,076	2	3,589	—	—	—	—	3,591	—	3,591
Net income	—	—	—	—	—	201,195	—	201,195	2,487	203,682
Dividends declared, $1.86 per share	—	—	—	—	—	(218,467)	—	(218,467)	—	(218,467)
Other comprehensive income, net	—	—	—	—	—	—	83,673	83,673	—	83,673
Contribution from non-controlling interests	—	—	—	—	—	—	—	—	94,250	94,250
Distribution to non-controlling interests	—	—	—	—	—	—	—	—	(24,537)	(24,537)

Balance, December 31, 2012	136,125,356	1,361	2,721,353	625,850	(10,642)	(72,401)	79,675	2,719,346	77,859	2,797,205
Proceeds from public offering of common stock	59,225,000	592	1,512,925	—	—	—	—	1,513,517	—	1,513,517
Equity offering costs	—	—	(1,390)	—	—	—	—	(1,390)	—	(1,390)
Convertible senior notes	—	—	48,502	—	—	—	—	48,502	—	48,502
Stock-based compensation	686,232	7	16,337	—	—	—	—	16,344	—	16,344
Manager incentive fee paid in stock	102,457	1	2,752	—	—	—	—	2,753	—	2,753
Net income	—	—	—	—	—	305,030	—	305,030	5,300	310,330
Dividends declared, $1.82 per share	—	—	—	—	—	(317,348)	—	(317,348)	—	(317,348)
Other comprehensive loss, net	—	—	—	—	—	—	(4,226)	(4,226)	—	(4,226)
VIE non-controlling interests	—	—	—	—	—	—	—	—	(753)	(753)
Non-controlling interests assumed through LNR acquisition	—	—	—	—	—	—	—	—	8,705	8,705
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	1,599	1,599
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(48,105)	(48,105)

Balance, December 31, 2013	196,139,045	$1,961	$4,300,479	625,850	$(10,642)	$(84,719)	$75,449	$4,282,528	$44,605	$4,327,133

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Year ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net income	$310,330	$203,682	$120,608
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	9,727	5,669	3,780
Amortization of convertible debt discount and deferred fees	8,538	—	—
Accretion of net discount on investment securities	(30,235)	(33,964)	(18,071)
Accretion of net deferred loan fees and discounts	(44,643)	(44,653)	(26,966)
Amortization of premium from secured borrowings on transferred loans	(1,655)	(1,044)	(887)
Share-based compensation	16,344	16,163	13,743
Share-based component of incentive fees	2,752	3,592	1,206
Change in fair value of fair value option investment securities	8,884	(295)	—
Change in fair value of consolidated VIEs	(23,687)	—	—
Change in fair value of servicing rights	6,844	—	—
Change in fair value of loans held-for-sale	(43,849)	5,760	(5,760)
Change in fair value of derivatives	7,836	7,219	5,532
Foreign currency (gain) loss, net	(10,375)	(15,359)	6,518
Gain on non-performing loans and sale of investments	(40,315)	(25,272)	(20,994)
Impairment of real estate	1,095	—	—
Other-than-temporary impairment of investment securities	1,015	4,402	6,001
Loan loss allowance	1,923	2,061	—
Depreciation and amortization	14,925	—	—
Earnings from unconsolidated entities	(8,841)	—	—
Distributions of earnings from unconsolidated entities	6,808	—	—
Capitalized costs written off	1,517	—	—
Changes in operating assets and liabilities:
Related party payable, net	15,997	(6,545)	3,298
Accrued interest receivable, less purchased interest	(32,387)	(11,393)	(10,982)
Other assets	18,686	(394)	(15,308)
Accounts payable, accrued expenses and other liabilities	35,398	23,941	(6,374)
Originations of loans held-for-sale, net of principal collections	(1,232,920)	—	(270,066)
Proceeds from sale of loans held-for-sale	1,326,602	132,012	294,126

Net cash provided by operating activities	326,314	265,582	79,404

Cash Flows from Investing Activities:
Purchase of LNR, net of cash acquired	(586,383)	—	—
Purchase of investment securities	(479,843)	(626,287)	(208,382)
Proceeds from sales of investment securities	463,428	261,291	287,356
Proceeds from principal collections on investment securities	70,417	89,134	141,041
Origination and purchase of loans held-for-investment	(2,663,267)	(1,754,388)	(1,560,801)
Proceeds from principal collections on loans	769,650	670,450	332,249
Proceeds from loans sold	435,818	344,431	47,500
Acquisition and improvement of single family homes	(642,099)	(172,326)	—
Proceeds from sale of single family homes	13,617	4,714	—
Purchase of other assets	(2,157)	(14,824)	(11,575)
Purchase of non-performing loans	(186,263)	—	—
Proceeds from sale of non-performing loans	25,954	—	—
Investment in unconsolidated entities	(30,562)	—	(25,513)
Proceeds from sale of interest in unconsolidated entities	—	8,341	2,844
Distribution of capital from unconsolidated entities	6,515	892	655
Payments for purchase or termination of derivatives	(17,389)	—	(7,554)
Proceeds from termination of derivatives	10,289	—	—
Return of investment basis in purchased derivative asset	1,948	3,336	—
Increase in restricted cash, net	(17,275)	(3,429)	—
Other, net	—	—	122

Net cash used in investing activities	(2,827,602)	(1,188,665)	(1,002,058)

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(Amounts in thousands)

	For the Year ended December 31,
	2013	2012	2011
Cash Flows from Financing Activities:
Borrowings under financing agreements	$4,391,114	$1,777,480	$1,604,029
Proceeds from issuance of convertible senior notes	1,037,926	—	—
Principal repayments on borrowings	(3,884,972)	(1,575,185)	(1,080,171)
Payment of deferred financing costs	(26,309)	(8,620)	(4,887)
Proceeds from secured borrowings	95,000	35,738	—
Proceeds from common stock offerings	1,513,519	875,737	476,740
Payment of equity offering costs	(1,390)	(2,034)	(28,286)
Payment of dividends	(300,973)	(186,102)	(142,854)
Contributions from non-controlling interests	1,599	94,250	5,239
Distributions to non-controlling interests	(48,104)	(24,537)	(9,341)
Purchase of treasury stock	—	—	(10,642)
Issuance of debt of consolidated VIEs	13,993	—	—
Repayment of debt of consolidated VIEs	(180,652)	—	—
Distributions of cash from consolidated VIEs	29,411	—	—

Net cash provided by financing activities	2,640,162	986,727	809,827

Net increase (decrease) in cash and cash equivalents	138,874	63,644	(112,827)
Cash and cash equivalents, beginning of year	177,671	114,027	226,854
Effect of exchange rate changes on cash	1,082	—	—

Cash and cash equivalents, end of year	$317,627	$177,671	$114,027

Supplemental disclosure of cash flow information:
Cash paid for interest	$79,190	$42,272	$25,193
Income taxes paid	$43,080	$1,036	$1,074
Supplemental disclosure of non-cash investing and financing activities:
Fair value of assets acquired	$1,152,360	$—	$—
Fair value of liabilities assumed	$562,279	$—	$—
Dividends declared, but not yet paid	$90,171	$73,796	$41,431
Unsettled trade receivable	$—	$2,752	$—
Consolidation of VIEs (VIE asset/liability additions)	$25,165,354	$—	$—
Deconsolidation of VIEs (VIE asset/liability reductions)	$1,218,514	$—	$—
Interest only security received in connection with securitization	$1,889	$—	$—
Conversion of non-performing residential loans to residential real estate	$18,867	$—	$—

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2013

1. Business and Organization

        Starwood Property Trust, Inc. ("the Trust" together with its subsidiaries, "we" or the "Company") is a Maryland corporation that commenced operations on August 17, 2009 upon the completion of its initial public offering ("IPO"). From our inception in 2009 through the end of the first quarter of 2013, we have been focused primarily on originating, acquiring, financing and managing commercial mortgage loans and other commercial real estate debt investments, commercial mortgage-backed securities, and other commercial real estate-related debt investments. We have traditionally referred to the following as our target assets:

  •
  Commercial real estate mortgage loans;

  •
  Commercial real estate mortgage-backed securities ("CMBS");

  •
  Other commercial real estate-related debt investments;

  •
  Residential mortgage-backed securities ("RMBS"); and

  •
  Residential real estate owned ("REO") and residential non-performing mortgage loans.

        On April 19, 2013, we acquired the equity of LNR Property LLC ("LNR") and certain of its subsidiaries for an initial agreed upon purchase price of approximately $859 million, which was reduced for transaction expenses and distributions occurring after September 30, 2012, resulting in cash consideration of approximately $730 million. Immediately prior to the acquisition, an affiliate acquired the remaining equity comprising LNR's commercial property division for a purchase price of $194 million. The portion of the LNR business acquired by us includes the following: (i) a servicing business that manages and works out problem assets, (ii) a finance business that is focused on selectively acquiring and managing real estate finance investments, including unrated, investment grade and non-investment grade rated CMBS, including subordinated interests of securitization and resecuritization transactions, and high yielding real estate loans; and (iii) a mortgage loan business which originates conduit loans for the primary purpose of selling these loans into securitization transactions. Refer to Note 3 for further discussion.

        On January 31, 2014, we completed the spin-off of our single family residential ("SFR") segment to our stockholders. The newly-formed real estate investment trust, Starwood Waypoint Residential Trust ("SWAY"), is listed on the New York Stock Exchange ("NYSE") and trades under the ticker symbol "SWAY." Our stockholders received one common share of SWAY for every five shares of Starwood Property Trust common stock held at the close of business on January 24, 2014. As part of the spin-off, we contributed $100 million to the unlevered balance sheet of SWAY to fund its growth and operations. As of December 31, 2013, our consolidated financial statements reflect SFR segment net assets of $1.0 billion, representing approximately 13% of the Company's total assets at December 31, 2013. The net assets of the SFR segment consisted of approximately 7,200 units of single-family homes and residential non-performing mortgage loans. Refer to Note 24 for additional SFR segment financial information. In connection with the spin-off, 40.1 million shares of SWAY were issued.

        We are organized and conduct our operations to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). As such, we will generally not be subject to U.S. federal corporate income tax on that portion of our net income that is distributed to

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

1. Business and Organization (Continued)

stockholders if we distribute at least 90% of our taxable income to our stockholders by prescribed dates and comply with various other requirements.

        In connection with the LNR acquisition, we established additional taxable REIT subsidiaries ("TRSs"). TRSs permit us to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, we will continue to maintain our qualification as a REIT.

        The newly established TRSs engage in various real estate related operations, including special servicing of commercial real estate, originating and securitizing commercial mortgage loans, and investing in entities which engage in real estate related operations. As of December 31, 2013, $873 million of the LNR assets were owned by TRS entities. Our TRSs are not consolidated for federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.

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

2. Summary of Significant Accounting Policies

Balance Sheet Presentation of LNR Variable Interest Entities

        The acquisition of LNR substantially changed the presentation of our financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). As noted above, LNR operates a finance business that acquires unrated, investment grade and non-investment grade rated CMBS. These securities represent interests in securitization structures (commonly referred to as special purpose entities, or "SPEs"). These SPEs are structured as pass through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. Under GAAP, SPEs typically qualify as variable interest entities ("VIEs"). These are entities that, by design, either (1) lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) have equity investors that do not have the ability to make significant decisions relating to the entity's operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity.

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

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

        The SPE liabilities initially represent investment securities on our balance sheet (pre-consolidation). Upon consolidation of these VIEs, our associated investment securities are eliminated, as is the interest income related to those securities. Similarly, the fees we earn in our roles as special servicer of the bonds issued by the consolidated VIEs or as collateral administrator of the consolidated VIEs are also eliminated. Finally, an allocable portion of the identified servicing intangible associated with the eliminated fee streams is eliminated in consolidation.

        Please refer to the segment presentation in Note 24 for a presentation of the LNR business without consolidation of these VIEs.

Basis of Accounting and Principles of Consolidation

        The accompanying consolidated financial statements include our accounts and those of our consolidated subsidiaries. Our results include those of LNR for the period from April 19, 2013 through December 31, 2013 (the "LNR Stub Period"). Intercompany amounts have been eliminated in consolidation.

        Entities not deemed to be VIEs are consolidated if we own a majority of the voting securities or interests or hold the general partnership interest, except in those instances in which the minority voting interest owner or limited partner effectively participates through substantive participative rights. Substantive participative rights include the ability to select, terminate and set compensation of the investee's management, if applicable, and the ability to participate in capital and operating decisions of the investee, including budgets, in the ordinary course of business.

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

        As noted above, the most common type of VIE is an SPE. SPEs are commonly used in securitization transactions in order to isolate certain assets and distribute the cash flows from those assets to investors. SPEs are an important part of the financial markets, including the mortgage- and asset-backed securities and commercial paper markets, as they provide market liquidity by facilitating investors' access to specific portfolios of assets and risks. SPEs may be organized as trusts, partnerships or corporations and are typically established for a single, discrete purpose. SPEs are not typically operating entities and usually have a limited life and no employees. The basic SPE structure involves a company selling assets to the SPE; the SPE funds the purchase of those assets by issuing securities to investors. The legal documents that govern the transaction specify how the cash earned on the assets

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

must be allocated to the SPE's investors and other parties that have rights to those cash flows. SPEs are generally structured to insulate investors from claims on the SPE's assets by creditors of other entities, including the creditors of the seller of the assets.

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

Fair Value Option

        The guidance in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 825, Financial Instruments, provides a fair value option election that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately in our consolidated balance sheets from those instruments using another accounting method.

        We have elected the fair value option for eligible financial assets and liabilities of our consolidated VIEs, loans held-for-sale originated by LNR's conduit platform, purchased CMBS issued by VIEs we could consolidate in the future and certain investments in marketable equity securities. The fair value elections for VIE and securitization related items were made in order to mitigate accounting mismatches between the carrying value of the instruments and the related assets and liabilities that we consolidate at fair value. The fair value elections for mortgage loans held-for-sale originated by LNR's conduit platform were made due to the short-term nature of these instruments. The fair value elections for investments in marketable equity securities were made because the shares are listed on an exchange, which allows us to determine the fair value using a quoted price from an active market.

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

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

        As discussed above, we measure the assets and liabilities of consolidated VIEs at fair value pursuant to our election of the fair value option. The VIEs in which we invest are "static"; that is, no reinvestment is permitted, and there is no active management of the underlying assets. In determining the fair value of the assets and liabilities of the VIE, we maximize the use of observable inputs over unobservable inputs. We also acknowledge that our principal market for selling CMBS assets is the securitization market where the market participant is considered to be a CMBS trust or a collateralized debt obligation ("CDO"). This methodology results in the fair value of the assets of a static CMBS trust being equal to the fair value of its liabilities. Refer to Note 21 for further discussion regarding our fair value measurements.

Variable Interest Entities

        We evaluate all of our interests in VIEs for consolidation. When our interests are determined to be variable interests, we assess whether we are deemed to be the primary beneficiary of the VIE. The primary beneficiary of a VIE is required to consolidate the VIE. ASC 810, Consolidation, defines the primary beneficiary as the party that has both (i) the power to direct the activities of the VIE that most significantly impact its economic performance, and (ii) the obligation to absorb losses and the right to receive benefits from the VIE which could be potentially significant. We consider our variable interests as well as any variable interests of our related parties in making this determination. Where both of these factors are present, we are deemed to be the primary beneficiary and we consolidate the VIE. Where either one of these factors is not present, we are not the primary beneficiary and do not consolidate the VIE.

        To assess whether we have the power to direct the activities of a VIE that most significantly impact the VIE's economic performance, we consider all facts and circumstances, including our role in establishing the VIE and our ongoing rights and responsibilities. This assessment includes first, identifying the activities that most significantly impact the VIE's economic performance; and second, identifying which party, if any, has power over those activities. In general, the parties that make the most significant decisions affecting the VIE or have the right to unilaterally remove those decision makers are deemed to have the power to direct the activities of a VIE.

        To assess whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, we consider all of our economic interests, including debt and equity investments, servicing fees, and other arrangements deemed to be variable interests in the VIE. This assessment requires that we apply judgment in determining whether these interests, in the aggregate, are considered potentially significant to the VIE. Factors considered in assessing significance include: the design of the VIE, including its capitalization structure; subordination of interests; payment priority; relative share of interests held across various classes within the VIE's capital structure; and the reasons why the interests are held by us.

        Our purchased investment securities include CMBS which are unrated and non-investment grade rated securities issued by CMBS trusts. In certain cases, we may contract to provide special servicing activities for these CMBS trusts, or, as holder of the controlling class, we may have the right to name and remove the special servicer for these trusts. In our role as special servicer, we provide services on defaulted loans within the trusts, such as foreclosure or work-out procedures, as permitted by the underlying contractual agreements. In exchange for these services, we receive a fee. These rights give us

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

the ability to direct activities that could significantly impact the trust's economic performance. However, in those instances where an unrelated third party has the right to unilaterally remove us as special servicer, we do not have the power to direct activities that most significantly impact the trust's economic performance. We evaluated all of our positions in such investments for consolidation.

        For VIEs in which we are determined to be the primary beneficiary, all of the underlying assets, liabilities and equity of the structures are recorded on our books, and the initial investment, along with any associated unrealized holding gains and losses, are eliminated in consolidation. Similarly, the interest income earned from these structures, as well as the fees paid by these trusts to us in our capacity as special servicer, are eliminated in consolidation. Further, an allocable portion of the identified servicing intangible asset associated with the servicing fee streams, and the corresponding allocable amortization or change in fair value of the servicing intangible asset, are also eliminated in consolidation.

        We perform ongoing reassessments of: (1) whether any entities previously evaluated under the majority voting interest framework have become VIEs, based on certain events, and therefore subject to the VIE consolidation framework, and (2) whether changes in the facts and circumstances regarding our involvement with a VIE causes our consolidation conclusion regarding the VIE to change.

        We have elected the fair value option in measuring the assets and liabilities of any VIEs we consolidate. Fluctuations in the fair values of the VIE assets and liabilities, along with trust interest income and trust interest and administrative expenses, are presented net in income of consolidated VIEs in our consolidated statements of operations.

Segment Reporting

        Prior to the acquisition of LNR, we focused primarily on originating and acquiring real estate-related debt investments and operated in one reportable segment. As a result of the acquisition of LNR, as well as the increased significance of our single family home business, we currently have the following three reportable segments: real estate investment lending, SFR, and LNR. Refer to Note 24 for further discussion of our reportable segments.

        On October 31, 2013, our board of directors unanimously approved a spin-off of the SFR segment to our stockholders, which was completed on January 31, 2014. In accordance with GAAP, we will retrospectively reclassify the SFR segment as a discontinued operation in our future comparative consolidated statements of operations. Refer to Note 24 for the SFR segment balance sheet and results of operations and Note 26 for further discussion of the spin-off.

Business Combinations

        Under FASB ASC Topic 805, Business Combinations, the acquirer in a business combination must recognize, with certain exceptions, the fair values of assets acquired, liabilities assumed, and non-controlling interests when the acquisition constitutes a change in control of the acquired entity. As goodwill is calculated as a residual, all goodwill of the acquired business, not just the acquirer's share, is recognized under this "full goodwill" approach.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

        Cash and cash equivalents include cash in banks and short-term investments. Short-term investments are comprised of highly liquid instruments with original maturities of three months or less. The Company maintains its cash and cash equivalents in multiple financial institutions and at times these balances exceed federally insurable limits.

Loans Held-for-Investment

        Loans that are held-for-investment are carried at cost, net of unamortized acquisition premiums or discounts, loan fees, and origination and acquisition costs as applicable, unless the loans are deemed impaired. We evaluate each loan classified as held-for-investment for impairment at least quarterly. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. If a loan is considered to be impaired, we record an allowance to reduce the carrying value of the loan to the present value of expected future cash flows discounted at the loan's contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral.

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

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

Investment Securities

        GAAP requires that at the time of purchase, we designate investment securities as held-to-maturity, available-for-sale, or trading depending on our investment strategy and ability to hold such securities to maturity. Held-to-maturity securities where we have not elected to apply the fair value option are stated at cost plus any premiums or discounts, which are amortized or accreted through the consolidated statements of operations using the effective interest method. Securities we (i) do not hold for the purpose of selling in the near-term, or (ii) may dispose of prior to maturity, are classified as available-for-sale and are carried at fair value in the accompanying financial statements. Unrealized gains or losses on available-for-sale securities where we have not elected the fair value option are reported as a component of accumulated other comprehensive income (loss) ("AOCI") in stockholders' equity.

        When the estimated fair value of a security for which we have not elected the fair value option is less than its amortized cost, we consider whether there is an other-than-temporary impairment ("OTTI") in the value of the security. An impairment is deemed an OTTI if (i) we intend to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovering our cost basis, or (iii) we do not expect to recover the entire amortized cost basis of the security even if we do not intend to sell the security or believe it is more likely than not that we will be required to sell the security before recovering our cost basis. If the impairment is deemed to be an OTTI, the resulting accounting treatment depends on the factors causing the OTTI. If the OTTI has resulted from (i) our intention to sell the security, or (ii) our judgment that it is more likely than not that we will be required to sell the security before recovering our cost basis, an impairment loss is recognized in earnings equal to the entire difference between our amortized cost basis and fair value. Whereas, if the OTTI has resulted from our conclusion that we will not recover our cost basis even if we do not intend to sell the security or believe it is more likely than not that we will be required to sell the security before recovering our cost basis, only the credit loss portion of the impairment is recorded in earnings, and the portion of the loss related to other factors, such as changes in interest rates, continues to be recognized in AOCI. Following the recognition of an OTTI through earnings, a new cost basis is established for the security. Determining whether there is an OTTI may require us to exercise significant judgment and make significant assumptions, including, but not limited to, estimated cash flows, estimated prepayments, loss assumptions, and assumptions regarding changes in interest rates. As a result, actual OTTI losses could differ from reported amounts. Such judgments and assumptions are based upon a number of factors, including (i) credit of the issuer or the underlying borrowers, (ii) credit rating of the security, (iii) key terms of the security, (iv) performance of the underlying loans, including debt service coverage and loan-to-value ratios, (v) the value of the collateral for the underlying loans, (vi) the effect of local, industry, and broader economic factors, and (vii) the historical and anticipated trends in defaults and loss severities for similar securities.

Goodwill and Intangible Assets

        Goodwill is not amortized, but rather tested for impairment annually or more frequently if events or changes in circumstances indicate potential impairment. Goodwill at December 31, 2013 represents the excess of the consideration paid in connection with the acquisition of LNR over the fair value of net assets acquired.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

        In testing goodwill for impairment, we follow ASC Topic 350, Intangibles—Goodwill and Other, which permits a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill. If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill, then no impairment is determined to exist for the reporting unit. However, if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value including goodwill, we compare the fair value of that reporting unit with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired with the impairment loss equal to the amount by which the carrying value of the goodwill exceeds the implied fair value of that goodwill.

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

Residential Real Estate & Non-Performing Residential Loans

        As discussed above, the SFR segment was subject to a spin-off on January 31, 2014.

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

As of December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

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

        Properties are classified as held-for-sale when they meet the applicable GAAP criteria, including that the property is being listed for sale and that it is ready to be sold in its current condition. Held-for-sale properties are reported at the lower of their carrying amount or estimated fair value less costs to sell.

        We evaluate our properties to be held and used for indications of impairment at least quarterly, typically in connection with preparing the quarter-end financial statements. We assess impairment at the lowest level for which cash flows are available, which is on a per-property basis. If an impairment indicator exists, we compare the property's expected future undiscounted cash flows to the carrying amount of the property. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the property, we record an impairment charge equal to the excess of the property's carrying amount over the estimated fair value. In estimating fair value, we primarily consider the local broker price opinion, but also consider any other comparable home sales or other market data, as necessary.

Non-Performing Residential Loans

        We have purchased pools of distressed and non-performing residential mortgage loans, which we generally seek to (1) convert into homes through the foreclosure or other resolution process that can then either be contributed to our rental portfolio or sold or, to a lesser extent, (2) modify and hold or resell at higher prices if circumstances warrant. In situations where property foreclosure is subject to an auction process and a third party submits the winning bid, we recognize the resulting gain as a gain on the sale of loans held-for-investment.

        Our distressed and non-performing residential mortgage loans are on nonaccrual status at the time of purchase as it is probable that principal or interest is not fully collectible. Any payments received thereafter are applied as a reduction to the remaining principal balance as long as concern exists as to the ultimate collection of amounts contractually due.

        We evaluate our non-performing residential mortgage loans for impairment at least quarterly, typically in connection with preparing the quarter-end financial statements. As our loans held-for-investment were non-performing when acquired, we generally look to the estimated fair value of the underlying property collateral to assess the recoverability of our investments. As described in our real estate accounting policy above, we primarily utilize the local broker price opinion, but also consider any other comparable home sales or other market data as considered necessary, in estimating a property's fair value. If the carrying amount of a loan exceeds the estimated fair value of the underlying collateral, we will record an impairment loss for the difference between the estimated fair value of the property collateral and the carrying amount of the loan.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

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

        For investments in publicly traded companies where we have virtually no influence over the activities of these companies and minimal ownership percentages, such investments are classified as available-for-sale and reported at fair value on the balance sheet, with unrealized gains and losses reported as a component of other comprehensive income (loss) ("OCI"). For investments in publicly traded securities where we have the ability to exercise significant influence, but not control, over underlying investees, we have elected the fair value option and report the assets at fair value on the balance sheet with unrealized gains and losses reported in earnings. Dividends on our available-for-sale equity securities are recorded in our consolidated statements of operations on the record date.

Derivative Instruments and Hedging Activities

        We record all derivatives on our consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and have satisfied the criteria necessary to apply hedge accounting under GAAP. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We regularly enter into derivative contracts that are intended to economically hedge certain of our risks, even though the transactions may not qualify for, or we may not elect to pursue, hedge accounting. In such cases, changes in the fair value of the derivatives are recorded in earnings.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

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

        For loans where we do not elect the fair value option, origination fees and direct loan origination costs are also recognized in interest income over the loan term as a yield adjustment using the effective interest method. When we elect the fair value option, origination fees and direct loan costs are recorded directly in income and are not deferred.

        Upon the sale of loans or securities which are not accounted for pursuant to the fair value option, the excess (or deficiency) of net proceeds over the net carrying value of such loans or securities is recognized as a realized gain/loss.

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

As of December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

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

Rental Income

        Rental income attributable to residential leases within our SFR segment is recorded when due from tenants, which approximates the amount that would result from straight-lining rents over the lease term. The initial term of our residential leases is generally one year, with renewals upon consent of both parties on an annual or monthly basis.

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

Deferred Financing Costs

        Costs incurred in connection with debt issuance are capitalized and amortized to interest expense over the terms of the respective debt agreements.

Acquisition and Investment Pursuit Costs

        Net costs incurred in connection with acquiring investments, as well as in pursuing unsuccessful investment acquisitions and loan originations, are charged to current earnings and not deferred.

Share-based Payments

        The fair value of the restricted stock or restricted stock units granted is recorded as expense on a straight-line basis over the vesting period for the award, with an offsetting increase in stockholders' equity. For grants to employees and directors, the fair value is determined based upon the stock price on the grant date. For non-employee grants, the fair value is based on the stock price when the shares

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

vest, which requires the amount to be adjusted in each subsequent reporting period based on the fair value of the award at the end of the reporting period until the award has vested.

Foreign Currency Translation

        Our assets and liabilities denominated in foreign currencies are translated into U.S. dollars using foreign currency exchange rates at the end of the reporting period. Income and expenses are translated at the average exchange rates for each reporting period. The effects of translating the assets, liabilities and income of our foreign investments held by entities with a U.S. dollar functional currency are included in foreign currency gain (loss) in the consolidated statements of operations or OCI for securities available for sale for which the fair value option has not been elected. The effects of translating the assets, liabilities and income of our foreign investments held by entities with functional currencies other than the U.S. dollar are included in OCI. Realized foreign currency gains and losses and changes in the value of foreign currency denominated monetary assets and liabilities are included in the determination of net income and are reported as foreign currency gain (loss) in our consolidated statements of operations.

Income Taxes

        The Company has elected to be qualified and taxed as a REIT under the Code. The Company is subject to federal income taxation at corporate rates on its REIT taxable income, however, the Company is allowed a deduction for the amount of dividends paid to its stockholders, thereby subjecting the distributed net income of the Company to taxation at the stockholder level only. In addition, the Company is allowed several other deductions in computing its REIT taxable income, including non-cash items such as depreciation expense and certain specific reserve amounts that the Company deems to be uncollectable. The Company intends to continue to operate in a manner consistent with and to elect to be treated as a REIT for tax purposes.

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

        We recognize tax positions in the financial statements only when it is more likely than not that the position will be sustained upon examination of the relevant taxing authority, based on the technical merits of the tax position. A tax position is measured at the largest amount of benefit that will more likely than not be realized upon settlement. A liability is established for the differences between positions taken in a tax return and amounts recognized in the financial statements and no portion of the benefit is recognized in our consolidated statements of operations. We report interest and penalties related to income tax matters as a component of income tax expense.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

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

Concentration of Credit Risk

        Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, CMBS, RMBS, loan investments and interest receivable. We may place cash investments in excess of insured amounts with high quality financial institutions. We perform an ongoing analysis of credit risk concentrations in our investment portfolio by evaluating exposure to various counterparties markets, underlying property types, contract terms, tenant mix and other credit metrics.

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The most significant and subjective estimate that we make is the projection of cash flows we expect to receive on our loans, investment securities and intangible assets which has a significant impact on the amounts of interest income, credit losses (if any), and fair values that we record and/or disclose. In addition, the fair value of financial assets and liabilities that are estimated using a discounted cash flows method are significantly impacted by the rates at which we estimate market participants would discount the expected cash flows.

Reclassifications

        As a result of the LNR acquisition as well as the increased significance of our SFR segment as discussed above, certain items in our consolidated balance sheet as of December 31, 2012 and our consolidated statements of operations and cash flows for the years ended December 31, 2012 and 2011 have been reclassified or combined to conform to the current year's presentation. In that regard, given the nature and significance of the LNR operations, we removed the "Net interest margin" subtotal from our consolidated statements of operations, with interest income now included in a new "Revenues" subtotal, and interest expense now included within the new "Costs and expenses" subtotal. The reclassifications and combinations related to our prior years' consolidated balance sheet and statements of cash flows had no effect on previously reported totals or subtotals.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

Recent Accounting Developments

        As noted above, the consolidation of securitization VIEs has a significant impact on our balance sheet and statement of operations presentation on a GAAP basis. Also as noted above, we measure the assets and liabilities of consolidated VIEs at fair value pursuant to our election of the fair value option. In doing so, we maximize the use of observable inputs over unobservable inputs, which results in the fair value of the assets of a static CMBS trust, or collateralized financing entity ("CFE"), being equal to the fair value of its liabilities.

        On July 19, 2013, the FASB issued an exposure draft ("ED") related to Emerging Issues Task Force ("EITF") Issue No. 12-G, Measuring the Financial Liabilities of a Consolidated Collateralized Financing Entity. The ED attempts to address diversity in practice related to the measurement of a collateralized financing entity's ("CFE") assets and liabilities at fair value. In doing so, the ED, as revised by consensus of the EITF at its November 14, 2013 meeting, indicates that the fair value of a CFE's financial assets and liabilities should be consistent with the more observable of the assets or liabilities driving the valuation. This is consistent with our current accounting treatment as described above.

3. Acquisition of LNR Property LLC

        As described in Note 1, on April 19, 2013, we acquired the equity of LNR for an initial agreed upon purchase price of $859 million, which was reduced for transaction expenses and distributions occurring after September 30, 2012, resulting in cash consideration of approximately $730 million.

        We applied the provisions of ASC 805 in accounting for our acquisition of LNR. In doing so, we initially recorded provisional amounts for certain items as of the date of the acquisition, including the fair value of certain assets and liabilities. During the measurement period, a period which shall not exceed one year, the provisional amounts recognized at the acquisition date are retrospectively adjusted to reflect new information obtained about facts and circumstances that existed as of such date that, if known, would have affected the measurement of the amounts recognized.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

3. Acquisition of LNR Property LLC (Continued)

        The following table summarizes the initial provisional estimates, measurement period adjustments and final adjusted amounts of identified assets acquired and liabilities assumed at the acquisition date, before consolidation of securitization VIEs, which had no impact on the purchase price (in thousands):

	Initial Provisional Amounts	Measurement Period Adjustments	Final Adjusted Amounts
Assets acquired:
Cash and cash equivalents	$143,771	$—	$143,771
Restricted cash	24,413	—	24,413
Loans held-for-investment	8,015	—	8,015
Loans held-for-sale	256,502	—	256,502
Investment securities	314,471	—	314,471
Intangible assets—servicing rights	276,989	—	276,989
Investment in unconsolidated entities	97,588	(34,291)	63,297
Derivative assets	3,103	—	3,103
Interest receivable	1,315	—	1,315
Other assets	60,853	(369)	60,484

Total assets acquired	1,187,020	(34,660)	1,152,360

Liabilities assumed:
Accounts payable, accrued expenses and other liabilities	118,621	4,927	123,548
Secured financing agreements	438,377	—	438,377
Derivative liabilities	354	—	354

Total liabilities assumed	557,352	4,927	562,279

Net assets acquired	$629,668	$(39,587)	$590,081

        Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets acquired and liabilities assumed. This determination of goodwill is as follows (amounts in thousands):

	Initial Provisional Amounts	Measurement Period Adjustments	Final Adjusted Amounts
Purchase price	$730,518	—	$730,518
Fair value of net assets acquired	629,668	(39,587)	590,081

Goodwill	$100,850	39,587	$140,437

        On the acquisition date, we repaid LNR's senior credit facility for its outstanding balance and accrued interest of $268.9 million.

        During the LNR Stub Period, we retrospectively adjusted our initial provisional estimates of the identified assets acquired and liabilities assumed for new information obtained regarding facts and circumstances that existed as of the acquisition date. The vast majority of the measurement period adjustments noted above pertains to the valuation of one of our investments in unconsolidated entities.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

3. Acquisition of LNR Property LLC (Continued)

In order to finalize the valuation of this investment, management was awaiting the receipt of certain information related to facts and circumstances that existed as of the acquisition date. This information was obtained during the fourth quarter of 2013, and our provisional estimate related to the valuation of this investment was adjusted accordingly. The information resulting in this measurement period adjustment also affected our earnings from unconsolidated entities as it relates to this same investment. The amounts as originally reported, and their adjusted amounts pursuant to the measurement period adjustment described herein, are as follows (in thousands):

For the period from April 19, 2013 to June 30, 2013			For the three months ended September 30, 2013
As previously reported	As adjusted	Retrospective adjustment	As previously reported	As adjusted	Retrospective adjustment
$5,597	$3,770	$(1,827)	$4,577	$2,222	$(2,355)

        Since the acquisition date and before consolidation of securitization VIEs, we recognized revenues of $248.7 million and net earnings of $110.7 million related to our investment in LNR which are reflected in our consolidated statements of operations. We incurred acquisition-related costs such as advisory, legal, and due diligence services of approximately $18.0 million during the year ended December 31, 2013, which are included in business combination costs within our consolidated statement of operations.

        The unaudited pro forma revenue and net income of the combined entity for the years ended December 31, 2013 and 2012, assuming the business combination was consummated on January 1, 2012, are as follows (amounts in thousands):

	For the year ended December 31,
(Unaudited)	2013	2012
Revenues	$648,001	$554,484
Net income	408,134	418,204

        Pro forma revenues and expenses were adjusted to exclude interest expense on LNR's senior credit facility, which was repaid at the acquisition date, and certain other non-recurring acquisition related costs. We included an estimated income tax provision and management fee expense for periods prior to the acquisition date and estimated interest expense for the term loan facility discussed in Note 10. The unaudited amounts of these adjustments are as follows (in thousands):

	For the year ended December 31,
(Unaudited)	2013	2012
Net interest expense addition (deduction)	$752	$(5,570)
Non-recurring acquisition costs addition (deduction)	(132,514)	23,097
Income tax provision addition	13,155	40,235
Management fee expense addition	18,657	57,071

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

4. Restricted Cash

        In connection with the LNR acquisition, we assumed a $23.1 million escrow account funded by the sellers of LNR on behalf of certain employees. The cash from this account is payable to the employees upon the occurrence of certain events, including involuntary termination without cause or the employees' rendering of service through the nine month anniversary of the acquisition date. Also in connection with the LNR acquisition, we were required to cash collateralize certain obligations of LNR, including letters of credit and performance obligations. The Company funded $3.3 million for these obligations and our affiliate funded the remaining $6.2 million. The full amount is in the name of a subsidiary of the Company and is therefore reflected as the Company's restricted cash. An offsetting payable to our affiliate of $6.2 million is recorded in related party payable in our consolidated balance sheet. A summary of our restricted cash as of December 31, 2013 and 2012 is as follows (amounts in thousands):

	For the year ended December 31,
	2013	2012
Funds held in escrow for employees	$18,236	$—
Cash collateral for derivative financial instruments	12,564	—
Cash collateral for performance obligations	9,495	—
Funds held in escrow on behalf of borrowers and other	28,757	3,429

	$69,052	$3,429

5. Loans

        Our investments in loans held-for-investment are accounted for at amortized cost and the loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option. The following tables summarize our investments in mortgages and loans by subordination class as of December 31, 2013 and 2012 (amounts in thousands):

December 31, 2013	Carrying Value	Face Amount	Weighted Average Coupon	Weighted Average Life ("WAL") (years)(2)
First mortgages	$2,616,441	2,666,875	5.6%	4.3
Subordinated mortgages(1)	505,533	541,817	8.7%	4.2
Mezzanine loans	1,245,728	1,246,841	12.2%	3.7

Total loans held-for-investment	4,367,702	4,455,533
First mortgages held-for-sale, fair value option elected	206,672	209,099	5.3%	9.6
Loans transferred as secured borrowings	180,414	180,483	5.4%	2.9

Total gross loans	4,754,788	4,845,115
Loan loss allowance (loans held-for-investment)	(3,984)	—

Total net loans	$4,750,804	$4,845,115

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

5. Loans (Continued)

December 31, 2012	Carrying Value	Face Amount	Weighted Average Coupon	WAL (years)(2)
First mortgages	$1,461,666	$1,502,382	6.2%	3.8
Subordinated mortgages(1)	397,159	430,444	9.8%	4.0
Mezzanine loans	1,057,670	1,079,897	10.3%	3.6

Total loans held-for-investment	2,916,495	3,012,723
Loans transferred as secured borrowings	85,901	86,337	4.7%	3.2

Total gross loans	3,002,396	3,099,060
Loan loss allowance (loans held-for-investment)	(2,061)	—

Total net loans	$3,000,335	$3,099,060

(1)
Subordinated mortgages include (i) subordinated mortgages that we retain after having sold first mortgage positions related to the same collateral and (ii) B-Notes.

(2)
Represents the WAL of each respective group of loans as of the respective balance sheet date. The WAL of each individual loan is calculated as a fraction, the numerator of which is the sum of the timing (in years) of each expected future principal payment multiplied by the balance of the respective payment, and with a denominator equal to the sum of the expected principal payments using the contractually extended maturity dates of the assets. Assumptions for the calculation of the WAL are adjusted as necessary for changes in projected principal repayments and/or maturity dates of the loan.

        As of December 31, 2013, approximately $3.2 billion, or 68.0%, of the loans are variable rate and pay interest principally at LIBOR plus a weighted-average spread of 6.15%. The following table summarizes our investments in floating rate loans (amounts in thousands):

	December 31,
	2013		2012
Index	Base Rate	Carrying Value	Base Rate	Carrying Value
1 Month LIBOR	0.1677%	$590,444	0.2087%	$674,327
1 Month Citibank LIBOR(1)	N/A	—	0.1900%	93,195
3 Month Citibank LIBOR(1)	N/A	—	0.3000%	7,217
LIBOR Floor	0.19% - 3.00%(2)	2,641,162	0.5% - 2.0%	1,143,443
U.S. Prime Rate	3.25%	2,226	N/A	—

Total		$3,233,832		$1,918,182

(1)
The Citibank LIBOR rate is equal to the rate per annum at which deposits in United States dollars are offered by the principal office of Citibank, N.A. in London, England to prime banks in the London interbank market.

(2)
The weighted-average LIBOR Floor is 0.49% as of December 31, 2013.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

5. Loans (Continued)

        As described in Note 2, we evaluate each of our loans where we have not exercised the fair value option for impairment at least quarterly. Our loans are typically collateralized by real estate. As a result, we regularly evaluate the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower. Specifically, a property's operating results and any cash reserves are analyzed and used to assess (i) whether cash flow from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan at maturity, and/or (iii) the property's liquidation value. We also evaluate the financial wherewithal of any loan guarantors as well as the borrower's competency in managing and operating the properties. In addition, we consider the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such impairment analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including (i) periodic financial data such as property operating statements, occupancy, tenant profile, rental rates, operating expenses, the borrower's exit plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and discussions with market participants.

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

As of December 31, 2013

5. Loans (Continued)

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
• Loan structure—LTV exceeds 90%.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

5. Loans (Continued)

        As of December 31, 2013, the risk ratings for loans subject to our rating system, which excludes loans on the cost recovery method and loans for which the fair value option has been elected, by class of loan were as follows (amounts in thousands):

	Balance Sheet Classification
	Loans Held-For-Investment
						Loans Transferred As Secured Borrowings
Risk Rating Category	First Mortgages	Subordinated Mortgages	Mezzanine Loans	Cost Recovery Loans	Loans Held- For-Sale		Total
1	$—	$—	$—	$—	$—	$—	$—
2	94,981	103,369	153,119	—	—	13,022	364,491
3	2,354,692	370,446	1,012,674	—	—	167,392	3,905,204
4	153,987	31,718	79,935	—	—	—	265,640
5	—	—	—	—	—	—	—
N/A	—	—	—	12,781	206,672	—	219,453

	$2,603,660	$505,533	$1,245,728	$12,781	$206,672	$180,414	$4,754,788

        As of December 31, 2012, the risk ratings by class of loan, excluding loans where we have elected the fair value option, were as follows (amounts in thousands):

	Balance Sheet Classification
	Loans Held-For-Investment
					Loans Transferred As Secured Borrowings
Risk Rating Category	First Mortgages	Subordinated Mortgages	Mezzanine Loans	Loans Held- For-Sale		Total
1	$—	$—	$—	$—	$—	$—
2	39,734	2,434	370,671	—	13,113	425,952
3	1,350,455	363,275	679,371	—	72,788	2,465,889
4	59,970	31,450	7,628	—	—	99,048
5	11,507	—	—	—	—	11,507

	$1,461,666	$397,159	$1,057,670	$—	$85,901	$3,002,396

        After completing our impairment evaluation process, we concluded that no impairment charges were required on any individual loans held-for-investment as of December 31, 2013 or 2012. As of December 31, 2013, approximately $8 million of our loans-held-for investment were in default. These loans are within the LNR segment and were acquired as non-performing loans prior to the April 19, 2013 acquisition. Additionally, none of our held-for-sale loans where we have elected the fair value option were 90 days or more past due or on nonaccrual status.

        We recorded an allowance for loan losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a "4," plus (ii) 5% of the aggregate carrying amount of loans rated as a "5." These

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

5. Loans (Continued)

groups accounted for 5.6% and 3.7% of our loan portfolio as of December 31, 2013 and 2012, respectively (amounts in thousands):

	For the year ended December 31,
	2013	2012	2011
Reserve for loan losses at January 1	$2,061	$—	$—
Provision for loan losses	1,923	2,061	—
Charge-offs	—	—	—
Recoveries	—	—	—

Reserve for loan losses at December 31	$3,984	$2,061	$—

Recorded investment in loans related to the allowance for loan loss	$265,640	$110,555	$—

        The activity in our loan portfolio was as follows (amounts in thousands):

	For the year ended December 31,
	2013	2012	2011
Balance at January 1	$3,000,335	$2,447,508	$1,425,243
Acquisition of LNR loans	264,517	—	—
Acquisitions/originations/additional funding	3,896,851	1,753,363	1,828,756
Capitalized interest(1)	19,599	3,594	7,485
Basis of loans sold(2)	(1,762,778)	(468,079)	(331,312)
Loan maturities/principal repayments	(770,313)	(670,450)	(332,249)
Transfer out—loan converted to a security	—	(115,100)	(176,635)
Discount accretion/premium amortization	44,643	44,653	26,966
Changes in fair value	43,849	(5,760)	5,760
Unrealized foreign currency remeasurement gain (loss)	17,541	12,667	(6,506)
Capitalized cost written off	(1,517)	—	—
Loan loss allowance	(1,923)	(2,061)	—

Balance at December 31	$4,750,804	$3,000,335	$2,447,508

(1)
Represents accrued interest income on loans whose terms do not require current payment of interest.

(2)
See Note 12 for additional disclosure on these transactions.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

6. Investment Securities

        Investment securities are comprised of the following as of December 31, 2013 and 2012 (amounts in thousands):

	Carrying Value as of December 31,
	2013	2012
RMBS, available-for-sale	$296,236	$333,153
CMBS, available-for-sale	114,346	529,434
CMBS, fair value option(1)	140,960	—
Held-to-maturity ("HTM") securities	368,318	—
Equity security, fair value option	15,247	21,667

Total	$935,107	$884,254

(1)
As of December 31, 2013, we hold $409.3 million of fair value option CMBS that are eliminated in consolidation against VIE liabilities pursuant to ASC 810.

        Purchases, sales and principal collections for all investment securities were as follows (amounts in thousands):

	Available-for-sale
			CMBS, fair value option	HTM Securities	Equity Security
	RMBS	CMBS				Total
Year ended December 31, 2013
Purchases	$20,090	$1,889	$90,518	$367,346	$—	$479,843
Sales	30,964	413,323	12,372	—	6,769	463,428
Principal collections	59,957	10,460	—	—	—	70,417
Year ended December 31, 2012
Purchases	254,035	372,252	—	—	—	626,287
Sales	87,957	173,334	—	—	—	261,291
Principal collections	69,298	19,836	—	—	—	89,134
Year ended December 31, 2011
Purchases	161,204	—	—	—	—	161,204
Sales	53,529	238,739	—	—	—	292,268
Principal collections	69,466	44,449	—	—	—	113,915

RMBS and CMBS, Available-for-Sale

        With the exception of one CMBS classified as HTM, the Company classified all of its RMBS and CMBS investments where the fair value option has not been elected as available-for-sale as of December 31, 2013 and 2012. These RMBS and CMBS are reported at fair value in the balance sheet with changes in fair value recorded in AOCI.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

6. Investment Securities (Continued)

        The tables below summarize various attributes of our investments in available-for-sale RMBS and CMBS where the fair value option has not been elected as of December 31, 2013 and 2012 (amounts in thousands):

				Unrealized Gains or (Losses) Recognized in AOCI
	Purchase Amortized Cost	Credit OTTI	Recorded Amortized Cost	Non-Credit OTTI	Gross Unrealized Gains	Gross Unrealized Losses	Net Fair Value Adjustment	Fair Value
December 31, 2013
RMBS	$253,912	$(11,134)	$242,778	$(55)	$55,154	$(1,641)	$53,458	$296,236
CMBS	100,687	—	100,687	—	13,659	—	13,659	114,346

Total	$354,599	$(11,134)	$343,465	$(55)	$68,813	$(1,641)	$67,117	$410,582

December 31, 2012
RMBS	$293,321	$(10,194)	$283,127	$—	$50,717	$(691)	$50,026	$333,153
CMBS	498,064	—	498,064	—	31,370	—	31,370	529,434

Total	$791,385	$(10,194)	$781,191	$—	$82,087	$(691)	$81,396	$862,587

	Weighted Average Coupon(1)	Weighted Average Rating (Standard & Poor's)		WAL (Years)(3)
December 31, 2013
RMBS	1.0%	B-		6.8
CMBS	11.5%	BB+	(2)	5.9
December 31, 2012
RMBS	1.1%	CCC+		5.4
CMBS	4.3%	BB+	(2)	3.3

(1)
Calculated using the December 31, 2013 and 2012 one-month LIBOR rate of 0.1677% and 0.2087%, respectively, for floating rate securities.

(2)
As of December 31, 2013 and 2012 approximately 98.8% and 20.4%, respectively, of the CMBS securities were rated BB+. As of December 31, 2012, the remaining 79.6% were securities where the obligors are certain SPEs that were formed to hold substantially all of the assets of a worldwide operator of hotels, resorts and timeshare properties; the securities were not rated but the loan-to-value ratio was estimated to be in the range of 39%-44% at December 31, 2012.

(3)
Represents the WAL of each respective group of securities calculated as of the respective balance sheet date. The WAL of each individual security or loan is calculated as a fraction, the numerator of which is the sum of the timing (in years) of each expected future principal payment multiplied by the balance of the respective payment, and with a denominator equal to the sum of the expected principal payments using the contractually extended maturity dates of the assets. Assumptions for the calculation of the WAL are adjusted as necessary for changes in projected principal repayments and/or maturity dates of the security.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

6. Investment Securities (Continued)

        As of December 31, 2013, $1.3 million, or 1.2%, of the CMBS where we have not elected the fair value option are variable rate. As of December 31, 2012, $113.0 million, or 79.6%, of our CMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 2.3%. As of December 31, 2013, approximately $256.1 million, or 86.5%, of the RMBS are variable rate and pay interest at LIBOR plus a weighted average spread of 0.37%. As of December 31, 2012, approximately $281.2 million, or 84.4%, of the RMBS were variable rate and pay interest at LIBOR plus a weighted average spread of 0.38%. We purchased all of the RMBS at a discount that will be accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of these discounts.

        The following table contains a reconciliation of aggregate principal balance to amortized cost for our RMBS and CMBS as of December 31, 2013 and 2012, excluding CMBS where we have elected the fair value option (amounts in thousands):

	December 31,
	2013		2012
	RMBS	CMBS	RMBS	CMBS
Principal balance	$414,020	$100,687	$489,218	$519,575

Accretable yield	(101,046)	—	(108,486)	(21,511)
Non-accretable difference	(70,196)	—	(97,605)	—

Total discount	(171,242)	—	(206,091)	(21,511)

Amortized cost	$242,778	$100,687	$283,127	$498,064

        The principal balance of credit deteriorated RMBS was $320.4 million and $438.0 million as of December 31, 2013 and 2012, respectively. Accretable yield related to these securities totaled $78.3 million and $93.6 million as of December 31, 2013 and 2012, respectively.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

6. Investment Securities (Continued)

        The following table discloses the changes to accretable yield and non-accretable difference for our CMBS and RMBS during the year ended December 31, 2013 and 2012, excluding CMBS where we have elected the fair value option (amounts in thousands):

	Accretable Yield		Non-Accretable Difference
	RMBS	CMBS	RMBS	CMBS
Balance as of January 1, 2012	$44,604	$18,489	$54,896	$—
Accretion of discount	(18,080)	(15,884)	—	—
Principal write-downs	—	—	(2,040)	—
Purchases	75,918	30,374	80,926	—
Sales	(27,048)	(11,468)	(7,487)	—
OTTI	4,402	—	—	—
Transfer to/from non-accretable difference	28,690	—	(28,690)	—

Balance as of December 31, 2012	108,486	21,511	97,605	—

Accretion of discount	(23,868)	(5,442)	—	—
Principal write-downs	—	—	(2,771)	—
Purchases	5,738	—	1,758	—
Sales	(10,868)	(16,069)	(5,852)	—
OTTI	1,014	—	—	—
Transfer to/from non-accretable difference	20,544	—	(20,544)	—

Balance as of December 31, 2013	$101,046	$—	$70,196	$—

        Subject to certain limitations on durations, we have allocated an amount to invest in RMBS that cannot exceed 10% of our total assets excluding LNR VIEs. We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $2.4 million, $1.9 million and $0.7 million for the years ended December 31, 2013, 2012 and 2011, respectively, which has been recorded as management fees in the accompanying consolidated statements of operations.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

6. Investment Securities (Continued)

        The following table presents the gross unrealized losses and estimated fair value of the available-for-sale securities where (i) we have not elected the fair value option, (ii) that were in an unrealized loss position as of December 31, 2013 and 2012, and (iii) for which OTTIs (full or partial) have not been recognized in earnings (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
As of December 31, 2013
RMBS	$26,344	$1,809	$(1,444)	$(252)
CMBS	—	—	—	—

Total	$26,344	$1,809	$(1,444)	$(252)

As of December 31, 2012
RMBS	$4,096	$599	$(654)	$(37)
CMBS	—	—	—	—

Total	$4,096	$599	$(654)	$(37)

        As of December 31, 2013, there were eight securities with unrealized losses reflected in the table above. After evaluating each security and recording adjustments, as necessary, for other-than-temporary impairments, the remaining unrealized losses reflected above were not considered to represent other-than-temporary impairments. We considered a number of factors in reaching this conclusion, including that we did not intend to sell any individual security, it was not considered more likely than not that we would be forced to sell any individual security prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses, which represent most of the other-than-temporary impairments we record, are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or impairments could be materially different from what is currently projected and/or reported.

CMBS, Fair Value Option

        As discussed in the "Fair Value Option" section in Note 2, we elect the fair value option for LNR's CMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of December 31, 2013, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, before consolidation of securitization VIEs, were $550.3 million and $3.9 billion, respectively. These balances represent our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value ($409.3 million at December 31, 2013) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option CMBS. During the year ended December 31, 2013, we purchased $268.9 million of CMBS for which we elected the fair value option. Due to our consolidation of securitization VIEs, a significant portion of this amount ($180.7 million

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

6. Investment Securities (Continued)

during the year ended December 31, 2013) is reflected as repayment of debt of consolidated VIEs in our consolidated statement of cash flows.

        As of December 31, 2013, none of our CMBS where we have elected the fair value option are variable rate. The table below summarizes various attributes of our investment in fair value option CMBS as of December 31, 2013 (amounts in thousands):

	Weighted Average Coupon	Weighted Average Rating (Standard & Poor's)	WAL (Years)(1)
December 31, 2013
CMBS, fair value option	5.4%	D(2)	4.4

(1)
The WAL of each security is calculated based on the period of time over which we expect to receive principal cash flows. Expected principal cash flows are based on contractual payments net of expected losses.

(2)
Includes $55.5 million in fair value option CMBS that are not rated but assigned a rating weight one level lower than NR for purposes of this calculation. The remaining $85.4 million in fair value option CMBS have a weighted average rating of C.

HTM Securities

        The table below summarizes various attributes of our investments in HTM securities as of December 31, 2013 (none were held at December 31, 2012) (amounts in thousands):

	Net Carrying Amount (Amortized Cost)	Gross Unrealized Holdings Gains	Gross Unrealized Holdings Losses	Fair Value
December 31, 2013
Preferred interests	$284,087	$135	$—	$284,222
CMBS	84,231	—	—	84,231

Total	$368,318	$135	$—	$368,453

        During 2013, we originated two preferred equity interests of $246.1 million and $37.2 million, respectively, in limited liability companies that own commercial real estate. These preferred equity interests mature in December 2018 and October 2014, respectively. Due to mandatory redemption features, we have classified these investments as debt securities in accordance with GAAP, and we expect to hold the investments to maturity. The $246.1 million preferred equity investment is to receive a monthly return on investment at a rate of 1-Month LIBOR plus an initial spread of 7.25% for the first two years, with annual increases to the spread of 1% for years three through year five, then annual increases of 5% for each year thereafter if not redeemed. The $37.2 million preferred equity investment is to receive a monthly return on investment at a rate of 1-Month LIBOR plus a spread of 10.0%.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

6. Investment Securities (Continued)

        During December 2013, we purchased a CMBS security with a face value and purchase price of $84.1 million, which we expect to hold to maturity. The stated maturity of this security is November 2016 and the coupon rate is LIBOR plus 4.50%.

Equity Security, Fair Value Option

        During 2012, we acquired 9,140,000 ordinary shares (approximately a 4% interest) in Starwood European Real Estate Finance Limited ("SEREF"), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange, for approximately $14.7 million. We have elected to report the investment using the fair value option because the shares are listed on an exchange, which allows us to determine the fair value using a quoted price from an active market, and also due to potential lags in reporting resulting from differences in the respective regulatory requirements. We received distributions of $120 thousand from SEREF, and the fair value of the investment remeasured in USD was $15.2 million as of December 31, 2013.

7. Residential Real Estate

        During the second quarter of 2012, we began to purchase single family residential homes and non-performing residential loans. At acquisition, a significant portion of the properties were either vacant or had occupants that were not subject to a lease and/or were not paying rent to the previous owner. Upon acquisition, we began actively preparing the properties to be either rented or sold, as applicable. For the years ended December 31, 2013 and 2012, we incurred approximately $102.5 million and $5.4 million, respectively, in costs of preparing these properties for their intended use, and such costs were added to our investment basis.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

7. Residential Real Estate (Continued)

        The following table summarizes our residential real estate as of December 31, 2013 and 2012 (in thousands):

Type	Depreciable Life	Acquisition Cost	Cost Capitalized Subsequent to Acquisition	Accumulated Depreciation	Net Book Value
December 31, 2013
Building	30 years	$306,664	$56,443	$(5,654)	$357,453
Land	—	84,334	—	—	84,334
Furniture & Fixtures	5 years	164	28	(113)	79
Development Assets(1)	—	259,915	47,433	—	307,348

		$651,077	$103,904	$(5,767)	$749,214

December 31, 2012
Building	30 years	$20,955	$3,036	$(203)	$23,788
Land	—	20,457	—	—	20,457
Furniture & Fixtures	5 years	191	72	(10)	253
Development Assets(1)	—	52,275	2,342	—	54,617

		$93,878	$5,450	$(213)	$99,115

(1)
Development Assets represent residential properties that are being renovated or otherwise prepared for their intended use, which is either sale or rental. Costs incurred during the development period are capitalized.

        The future minimum rental revenue to be received from residents as of December 31, 2013 is as follows (in thousands):

2014	$40,056
2015	17,245
2016	—
2017	—
2018	—
Thereafter	—

$57,301

        During the year ended December 31, 2013, residential real estate of $12.8 million was sold for a net gain of $0.8 million. Sales of residential real estate were not material during the year ended December 31, 2012.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

8. Investment in Unconsolidated Entities

        The below table summarizes our investments in unconsolidated entities as of December 31, 2013 and 2012 (dollar amounts in thousands):

		Carrying value as of December 31,
	Participation / Ownership %(1)			Carrying value over (under) equity in net assets as of December 31, 2013(2)
		2013	2012
Equity method:
Real estate brokerage services provider	50%	$19,371	$—	$—
Small balance bridge loan financing venture	50%	26,121	—	—
European investment fund	50%	23,779	—	4,495
Mezzanine loan venture	49%	23,676	24,304	—
Healthcare bridge loan venture	various	14,163	—	—
Various	25% - 50%	4,371	—	—

		111,481	24,304	$4,495

Cost method:
Loan servicing venture	4% - 6%	8,014	8,014
Various	2% - 10%	3,459	—

		11,473	8,014

		$122,954	$32,318

(1)
None of these investments are publicly traded and therefore quoted market prices are not available.

(2)
Differences between the carrying value of our investment and the underlying equity in net assets of the investee are accounted for as if the investee were a consolidated entity in accordance with ASC 323, Investments—Equity Method and Joint Ventures.

9. Goodwill and Intangible Assets

Goodwill

        Goodwill at December 31, 2013 represents the excess of consideration transferred over the fair value of net assets acquired on April 19, 2013 for the acquisition of LNR. The goodwill recognized is attributable to value embedded in LNR's existing platform, which includes an international network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets. The tax deductible component of our goodwill as of April 19, 2013 is $135.3 million and is deductible over 15 years. As discussed in Note 2, goodwill is tested for impairment at least annually. Based on our qualitative assessment during the fourth quarter of 2013, we determined that it is not more likely than not that the fair value of the LNR reporting unit to which the goodwill is attributed is less than its carrying value including goodwill. Therefore, we concluded goodwill was not impaired.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

9. Goodwill and Intangible Assets (Continued)

Servicing Rights Intangibles

        In connection with the LNR acquisition, we identified domestic and European servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. All of our servicing fees are specified by these Pooling and Servicing Agreements. At April 19, 2013 and December 31, 2013, the balance of the domestic servicing intangible is net of $87.3 million and $80.6 million, respectively, that is eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, the domestic servicing intangible has a balance of $230.7 million, which represents our economic interest in this asset.

        The table below presents information about our GAAP servicing intangibles for the LNR Stub Period (in thousands).

Domestic servicing rights, at fair value
Fair value at April 19, 2013	$156,993
Changes in fair value due to changes in inputs and assumptions	(6,844)

Fair value at December 31, 2013	150,149

European servicing rights
Gross carrying amount at April 19, 2013 (fair value)	32,649
Foreign exchange gain	2,431

Gross carrying amount at December 31, 2013	35,080
Amortization / accumulated amortization	(8,056)

Net carrying value at December 31, 2013 (fair value of $29.3 million)	27,024

Total servicing rights at December 31, 2013	$177,173

        The future amortization expense for the European servicing intangible is expected to be as follows (in thousands):

2014	$12,935
2015	8,750
2016	3,421
2017	540
2018	1,378
Thereafter	—

Total	$27,024

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

10. Secured Financing Agreements

        The following table is a summary of our secured financing agreements in place as of December 31, 2013 (in thousands):

									Carrying Value at December 31,
							Pledged Asset Carrying Value
	Facility Type		Eligible Assets	Current Maturity	Extended Maturity(a)			Maximum Facility Size
		Revolver				Pricing			2013		2012
Wells Fargo II	Repurchase	Yes	Identified Loans	Aug 2014	Aug 2015	LIBOR + 1.75% to 6%	$918,452	$550,000	$449,323		$347,785
Wells Fargo III	Repurchase	Yes	Identified RMBS	(b)	N/A	LIBOR + 1.90%	272,580	175,000	127,943		163,122
Wells Fargo IV	Repurchase	No	Identified Loans	Dec 2014	Dec 2016	LIBOR + 2.75%	210,807	154,133	154,133		181,243
Citibank	Repurchase	Yes	Identified Loans	Oct 2015	Oct 2018	LIBOR + 2.00% to 2.75%	157,970	225,000	100,886		49,045
OneWest Bank	Repurchase	No	Identified Loans	Jul 2015	Jul 2017	LIBOR + 3.00%	78,280	50,871	50,871		65,638
Goldman Sachs Conduit I	Repurchase	Yes	Identified Loans	Sep 2014	Sep 2014	LIBOR + 2.20%	170,665	250,000	129,843		—
Barclays Conduit II	Repurchase	Yes	Identified Loans	Nov 2014	Nov 2014	LIBOR + 2.10%	—	150,000	—		—
J.P. Morgan	Repurchase	No	Identified Loans	Oct 2015	Oct 2017	LIBOR + 2.60%	441,608	347,697	347,697		—
RBS	Repurchase	No	Identified CMBS	Dec 2014	Dec 2014	LIBOR + 2.00%	84,231	58,467	58,467		—
Borrowing Base	Bank Credit Facility	Yes	Identified Loans	Sep 2015	Sep 2017	LIBOR + 3.25%(c)	892,439	250,000	169,104		—
Term Loan	Syndicated Facility	No	Specifically Identified Assets	Apr 2020	Apr 2020	LIBOR + 2.75%(c)	2,574,912	671,808	669,293	(d)	—

							$5,801,944	$2,882,976

Prior agreements no longer outstanding(e)									—		498,979

									$2,257,560		$1,305,812

(a)
Subject to certain conditions as defined in the respective facility agreement.

(b)
The date that is 180 days after the buyer delivers notice to seller, subject to a maximum date of March 13, 2015.

(c)
Subject to borrower's option to choose alternative benchmark based rates pursuant to the terms of the credit agreement. The Term Loan is also subject to a 75 basis point floor.

(d)
Term loan outstanding balance is net of $2.5 million of unamortized discount.

(e)
Secured financing agreements outstanding as of December 31, 2012 which matured or were paid off during the year ended December 31, 2013 include Wells Fargo I, Bank of America, Goldman Sachs II and Goldman Sachs III.

        On December 17, 2013, we entered into a master repurchase agreement with the Royal Bank of Scotland, (the "RBS Repurchase Agreement"). At close, we borrowed $58.5 million under the facility to finance the purchase of certain securities.

        On October 1, 2013, Starwood Property Mortgage Sub-11, LLC ("SPM Sub-11"), our indirect wholly-owned subsidiary, entered into a Master Repurchase Agreement with JPMorgan Chase Bank, NA (the "J.P. Morgan Repurchase Agreement"). We borrowed £210.0 million under the facility to finance the origination of a commercial mortgage loan.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

10. Secured Financing Agreements (Continued)

        On April 19, 2013, we assumed two repurchase facilities from LNR. The first is an agreement ("Conduit I") between Starwood Mortgage Funding I LLC ("SMF I"), an indirect wholly-owned subsidiary, and Goldman Sachs Mortgage Company. Conduit I provides for funding of up to $250.0 million for the origination of commercial mortgage loans for securitization. The Trust guarantees certain of the obligations of SMF I under the agreement up to a maximum liability of 25% of the then Conduit I repurchase price of all purchased assets.

        The second agreement ("Conduit II") is between Starwood Mortgage Funding II LLC ("SMF II"), an indirect wholly-owned subsidiary and Barclays Bank PLC. Conduit II provides for funding of up to $150.0 million for the origination of commercial mortgage loans for securitization. The Trust guarantees certain of the obligations of SMF II under Conduit II up to a maximum liability of 20% of the then currently outstanding repurchase price of all purchased assets.

        Also on April 19, 2013, we assumed LNR's senior credit facility. Simultaneously with the acquisition, we repaid the outstanding balance plus accrued interest totaling $268.9 million, and entered into a new $300 million term loan facility (the "Term Loan"). On December 13, 2013, the Term Loan was amended and the balance was increased to $673.5 million. The total fees to obtain and amend the Term Loan were $13.8 million, the unamortized balance of which is reflected as deferred financing costs in other assets.

        Our secured financing agreements contain certain financial tests and covenants. As of December 31, 2013, we are in compliance with all such covenants.

        The following table sets forth our five-year principal repayments schedule for the secured financings, assuming no defaults or expected extensions and excluding the loans transferred as secured borrowings. Our credit facilities generally require principal to be paid down prior to the facilities' respective maturities if and when we receive principal payments on, or sell, the investment collateral that we have pledged. The amount reflected in each period includes principal repayments on our credit facilities that would be required if (i) we received the repayments that we expect to receive on the investments that have been pledged as collateral under the credit facilities, as applicable, and (ii) if the credit facilities that are expected to have amounts outstanding at their current maturity dates are not extended or if the respective amounts outstanding are not otherwise refinanced (amounts in thousands):

2014	$938,867	(2)
2015	662,937
2016	6,769
2017	6,769
2018	6,769
Thereafter(1)	637,963	(2)

Total	$2,260,074

(1)
Principal paydown of the Term Loan through 2020 excludes $2.5 million of discount amortization.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

10. Secured Financing Agreements (Continued)

(2)
Approximately $449.3 million of principal repayments in 2014 relates to our Wells Fargo II facility. We subsequently extended this facility as discussed in Note 26.

        Secured financing maturities for 2014 primarily relate to $449.3 million on the Wells Fargo II Repurchase Agreement, $127.9 million on the Wells Fargo III Repurchase Agreement, $154.1 million on Wells Fargo IV Repurchase Agreement, $129.8 million on Conduit I and $58.5 million on the RBS Repurchase Agreement. In January 2014, we extended the Wells Fargo II facility (refer to Note 26).

        As of December 31, 2013 and 2012, we had approximately $22.5 million and $7.8 million, respectively, of deferred financing costs from secured financing agreements, net of amortization which is included in other assets on our consolidated balance sheets. For the years ended December 31, 2013, 2012, and 2011 approximately $9.9 million, $5.7 million, and $3.8 million, respectively, of amortization was included in interest expense on our consolidated statements of operations.

11. Convertible Senior Notes

        On February 15, 2013, we issued $600.0 million of 4.55% Convertible Senior Notes due 2018 (the "2018 Notes"). The 2018 Notes were sold to the underwriters at a discount of 2.05%, resulting in net proceeds to us of $587.7 million. On July 3, 2013, we issued $460.0 million of 4.00% Convertible Senior Notes due 2019 (the "2019 Notes"). The 2019 Notes were sold to the underwriters at a discount of 2.125%, resulting in net proceeds to us of $450.2 million. The following summarizes the unsecured convertible senior notes (collectively, the "Convertible Notes") outstanding as of December 31, 2013 (amounts in thousands, except rates):

	Principal Amount	Coupon Rate	Effective Rate(1)	Conversion Rate(2)	Maturity Date	Remaining Period of Amortization
2018 Notes	$600,000	4.55%	6.08%	35.5391	3/1/2018	4.2 years
2019 Notes	$460,000	4.00%	5.37%	37.9896	1/15/2019	5.0 years

As of December 31, 2013
Total principal	$1,060,000
Net unamortized discount	(62,149)

Carrying amount of debt components	$997,851

Carrying amount of conversion option equity components recorded in additional paid-in capital	$48,502

(1)
Effective rate includes the effects of underwriter purchase discount and the adjustment for the conversion option, the value of which reduced the initial liability and was recorded in additional paid-in-capital.

(2)
The conversion rate represents the number of common shares issuable per $1,000 principal amount of Convertible Notes converted. The initial conversion rate for the 2018

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

11. Convertible Senior Notes (Continued)

  Notes was 35.5391, but is subject to a deferred adjustment in accordance with the applicable indenture because the dividend distributions of $0.46 per share declared in each of the second through fourth quarters of 2013 exceeded the initial dividend threshold amount of $0.44 per share specified in the indenture. If such deferred adjustment was applied as of December 31, 2013, the adjusted conversion rate would have been 35.6237. No such adjustment was necessary with respect to the 2019 Notes because the initial dividend threshold amount is $0.46 per share in the applicable indenture. Both conversion rates will be adjusted for the spin-off of the SFR segment effective February 3, 2014 as well as the deferred adjustment carried forward with respect to the 2018 Notes (refer to Note 26). The Company has the option to settle any conversions in cash, common shares or a combination thereof. The if-converted value of the 2018 Notes does not exceed their principal amount at December 31, 2013 since the closing market price of the Company's common stock of $27.70 per share does not exceed the implicit conversion price of $28.07 per share. The if-converted value of the 2019 Notes exceeds their principal amount by $24.1 million at December 31, 2013 since the closing market price of $27.70 per share exceeds the implicit conversion price of $26.32 per share for the 2019 Notes.

          ASC Topic 470-20 requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer's nonconvertible debt borrowing rate. ASC 470-20 requires that the initial proceeds from the sale of these notes be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by the Company at such time. The Company measured the fair value of the debt components of the 2018 Notes and 2019 Notes as of their respective issuance dates based on effective interest rates of 6.08% and 5.37%, respectively. As a result, the Company attributed an aggregate of $48.5 million of the proceeds to the equity components of the notes, which represents the excess proceeds received over the fair value of the liability components of the notes at the date of issuance. The equity components of the Convertible Notes have been reflected within additional paid-in capital in the consolidated balance sheet as of December 31, 2013. The resulting debt discount is being amortized over the period during which the Convertible Notes are expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to each of the Convertible Notes will increase in subsequent reporting periods through the maturity date as the notes accrete to their par value over the same period. The aggregate contractual interest expense was approximately $33.0 million for the year ended December 31, 2013. With respect to the amortization of the discount on the liability components of the Convertible Notes, the Company reported additional non-cash interest expense of approximately $8.5 million for the year ended December 31, 2013.

          Prior to the close of the business day immediately preceding September 1, 2017 for the 2018 Notes and July 15, 2018 for the 2019 Notes, the Convertible Notes will be convertible only upon satisfaction of one or more of the following conditions: (1) the closing market price of the Company's common stock is at least 130% of the conversion price of the respective Convertible Notes for at least 20 out of 30 trading days prior to the end of the preceding fiscal quarter, (2) the trading price of the Convertible Notes was less than 98% of the product of (i) the conversion rate and (ii) the closing price of the

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

11. Convertible Senior Notes (Continued)

  Company's common stock during any five consecutive trading day period, (3) the Company issues certain equity instruments at less than the 10-day average closing market price of its common stock or the per-share value of certain distributions exceeds the market price of the Company's common stock by more than 10% or (4) other specified corporate events (significant consolidation, sale, merger, share exchange, fundamental change, etc.). On or after September 1, 2017 for the 2018 Notes and July 15, 2018 for the 2019 Notes, holders may convert each of their notes at the applicable conversion rate at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date irrespective of the foregoing conditions.

          As of December 31, 2013, we had approximately $1.6 million of deferred financing costs from our Convertible Senior Notes, net of amortization which is included in other assets on our consolidated balance sheet.

12. Loan Securitization/Sale Activities

          As described below, we regularly sell loans and notes under various strategies. We evaluate such sales as to whether they meet the criteria for treatment as a sale—legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint, and transfer of control.

          Within LNR, we originate commercial mortgage loans with the intent to sell these mortgage loans to SPEs for the purposes of securitization. These SPEs then issue CMBS that are collateralized in part by these assets, as well as other assets transferred to the SPE. In certain instances, we retain a subordinated interest in the SPE and serve as special servicer for the SPE. During the LNR Stub Period, we sold $1.3 billion par value of loans held-for-sale from our conduit platform for their fair values of $1.3 billion. During the LNR Stub Period, the sale proceeds were used in part to repay $947.4 million of the outstanding balance of the repurchase agreements associated with these loans.

          Within the real estate investment lending segment (refer to Note 24), we originate or acquire loans and then subsequently sell a senior portion, which can be represented in various forms including first mortgages, A-Notes and senior participations. Typically, our motivation for entering into these transactions is to effectively create leverage on the subordinated position that we will retain and hold for investment. The following table summarizes our loans sold and loans transferred as secured borrowings by the real estate investment lending segment net of expenses (in thousands):

			Loan Transfers Accounted for as Secured Borrowings
	Loan Transfers Accounted for as Sales
			Face Amount
	Face Amount	Proceeds		Proceeds
For the year ended December 31,
2013	$435,933	$435,818	$95,000	$95,000
2012	468,289	476,443	35,738	35,738
2011	331,312	341,626	—	—

          In August 2013, we sold a $100.0 million A-note into a securitization trust. In addition to $97.5 million of gross cash proceeds we received an interest-only security in the securitization trust which represents a form of continuing involvement. Our carrying value of the interest-only security was $1.3 million at December 31, 2013. We accounted for the transaction as a sale as we concluded our continuing involvement was not significant.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

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

          In connection with our repurchase agreements, we have entered into eight outstanding interest rate swaps that have been designated as cash flow hedges of the interest rate risk associated with forecasted interest payments. As of December 31, 2013, the aggregate notional of our interest rate swaps designated as cash flow hedges of interest rate risk totaled $177.1 million. Under these agreements, we will pay fixed monthly coupons at fixed rates ranging from 0.56% to 2.23% of the notional amount to the counterparty and receive floating rate LIBOR. Our interest rate swaps designated as cash flow hedges of interest rate risk have maturities ranging from May 2014 to May 2021.

          The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2013 and 2012 we did not recognize any hedge ineffectiveness in earnings. During the year ended December 31, 2011 we recorded $45 thousand as hedge ineffectiveness in earnings, which is included in interest expense in our consolidated statement of operations.

          Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the associated variable-rate debt. Over the next twelve months, we estimate that an additional $1.3 million will be reclassified as an increase to interest expense. We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of 89 months.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

13. Derivatives and Hedging Activity (Continued)

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

          During the year ended December 31, 2013, we entered into a series of forward contracts whereby we agreed to sell an amount of GBP or EUR for an agreed upon amount of USD at various dates through January 2018. These forward contracts were executed to economically fix the USD amounts of foreign denominated cash flows expected to be received by us related to foreign denominated loan investments.

          During the year ended December 31, 2012, we entered into a series of forward contracts whereby we agreed to buy GBP for an agreed upon amount of USD at various dates through October 2013 to fix the future value of our losses on pre-existing GBP forward positions. We also entered into a series of forward contracts whereby we agreed to sell GBP or EUR for an agreed upon amount of USD at various dates through March 2016 and January 2014, respectively. These forward contracts were executed to economically fix the USD amounts of foreign denominated cash flows expected to be received by us related to foreign denominated loan investments. Also during the year ended December 31, 2012, we terminated a portion of our contracts to sell EUR. The purpose of the terminations was to reduce the amount of EUR we were to sell at future dates as a result of the refinancing of our EUR-denominated loan investment.

          During the year ended December 31, 2011, we entered into a series of forward contracts whereby we agreed to sell an amount of EUR for an agreed upon amount of USD at various dates through June 2014. These forward contracts were executed to economically fix the USD amount of EUR-denominated cash flows expected to be received by us related to a mezzanine loan investment in Germany. Also during the year ended December 31, 2011, we entered into several interest rate swaps that were not designated as hedges. Under certain of these agreements, we pay fixed coupons at fixed rates ranging from 0.716% to 2.505% of the notional amount to the counterparty and receive floating rate LIBOR. These interest rate swaps are used to limit the price exposure of certain assets due to changes in benchmark USD-LIBOR swap rates from which the pricing of these assets is derived. In connection with our acquisition of a loan portfolio during the fourth quarter of 2011, we also entered into several interest rate swaps whereby we receive fixed coupons ranging from 2.86% to 5.75% of the notional amount and pay floating rate LIBOR. These swaps effectively convert certain floating rate loans we acquired to fixed rate loans. Changes in the fair value of these interest rate swaps are recorded directly in earnings.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

13. Derivatives and Hedging Activity (Continued)

        As of December 31, 2013, we had 73 foreign exchange forward derivatives to sell GBP with a total notional amount of GBP 235.3 million and 31 foreign exchange forward derivatives to sell EUR with a total notional amount of EUR 141.4 million that were not designated as hedges in qualifying hedging relationships. Also as of December 31, 2013, there were 44 interest rate swaps where the Company is paying fixed rates, with maturities ranging from 2 to 10 years and a total notional amount of $210.1 million, four interest rate swaps where the Company is receiving fixed rates with maturities ranging from 1 to 4 years and a total notional of $60.8 million and four credit index instruments with a total notional amount of $50.0 million.

        The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2013 and 2012 (amounts in thousands):

	Fair Value of Derivatives in an Asset Position(1) As of December 31,		Fair Value of Derivatives in a Liability Position(2) As of December 31,
	2013	2012	2013	2012
Derivatives designated as hedging instruments:
Interest rate swaps	$125	$—	$729	$2,571

Total derivatives designated as hedging instruments	125	—	729	2,571

Derivatives not designated as hedging instruments:
Interest rate swaps	5,102	4,892	983	1,772
Foreign exchange contracts	269	4,335	22,480	23,427
Credit index instruments	2,273	—	—	—

Total derivatives not designated as hedging instruments	7,644	9,227	23,463	25,199

Total derivatives	$7,769	$9,227	$24,192	$27,770

(1)
Classified as derivative assets in our consolidated balance sheets.

(2)
Classified as derivative liabilities in our consolidated balance sheets.

        The tables below present the effect of our derivative financial instruments on the consolidated statements of operations and of comprehensive income for the years ended December 31, 2013, 2012 and 2011:

Derivatives Designated as Hedging Instruments for the year ended December 31,	Gain (Loss) Recognized in OCI (effective portion)	Gain (Loss) Reclassified from AOCI into Income (effective portion)	Gain (Loss) Recognized in Income (ineffective portion)	Location of Gain (Loss) Recognized in Income
2013	$334	$(1,633)	$—	Interest Expense
2012	$(3,609)	$(2,458)	$—	Interest Expense
2011	$(1,951)	$(2,113)	$45	Interest Expense

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

13. Derivatives and Hedging Activity (Continued)

		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments		2013	2012	2011
Interest rate swaps	Gain (loss) on derivative financial instruments	$3,549	$1,023	$(27,130)
Foreign exchange contracts	Gain (loss) on derivative financial instruments	(13,160)	(15,180)	4,491
Credit index instruments	Gain (loss) on derivative financial instruments	(1,559)	—	2,358

		$(11,170)	$(14,157)	$(20,281)

Credit-risk-related Contingent Features

        We have entered into agreements with certain of our derivative counterparties that contain provisions providing that if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. We also have certain agreements that contain provisions providing that if our ratio of principal amount of indebtedness to total assets at any time exceeds 75%, then we could be declared in default of our derivative obligations.

        As of December 31, 2013, we had posted collateral of $12.6 million related to our derivative financial instruments.

14. Offsetting Assets and Liabilities

        The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

				(iv) Gross Amounts Not Offset in the Statement of Financial Position
		(ii) Gross Amounts Offset in the Statement of Financial Position	(iii) = (i) - (ii) Net Amounts Presented in the Statement of Financial Position
	(i) Gross Amounts Recognized			Financial Instruments	Cash Collateral Received / Pledged	(v) = (iii) - (iv) Net Amount
As of December 31, 2013
Derivative assets	$7,769	$—	$7,769	$692	$1,916	$5,161

Derivative liabilities	$24,192	$—	$24,192	$692	$7,150	$16,350
Repurchase agreements	1,419,163	—	1,419,163	1,419,163	—	—

	$1,443,355	$—	$1,443,355	$1,419,855	$7,150	$16,350

As of December 31, 2012
Derivative assets	$9,227	$—	$9,227	$4,335	$2,989	$1,903

Derivative liabilities	$27,770	$—	$27,770	$4,335	$—	$23,435
Repurchase agreements	1,305,812	—	1,305,812	1,305,812	—	—

	$1,333,582	$—	$1,333,582	$1,310,147	$—	$23,435

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

15. Variable Interest Entities

Investment Securities

        As discussed in Note 2, we evaluate all of our investments and other interests in entities for consolidation, including our investments in CMBS and our retained interests in securitization transactions we initiated, all of which are generally considered to be variable interests in VIEs.

        The VIEs consolidated in accordance with ASC 810 are structured as pass through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. The assets and other instruments held by these securitization entities are restricted and can only be used to fulfill the obligations of the entity. Additionally, the obligations of the securitization entities do not have any recourse to the general credit of any other consolidated entities, nor to us as the primary beneficiary. The SPE liabilities initially represent investment securities on our balance sheet (pre-consolidation). Upon consolidation of these VIEs, our associated investment securities are eliminated, as is the interest income related to those securities. Similarly, the fees we earn in our roles as special servicer of the bonds issued by the consolidated VIEs or as collateral administrator of the consolidated VIEs are also eliminated. Finally, an allocable portion of the identified servicing intangible associated with the eliminated fee streams is eliminated in consolidation.

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

VIEs in which we are not the Primary Beneficiary

        In certain instances, we hold a variable interest in a VIE in the form of CMBS, but either (i) we are not appointed, or do not serve as, special servicer or (ii) an unrelated third party has the rights to unilaterally remove us as special servicer. In these instances, we do not have the power to direct activities that most significantly impact the trust's economic performance. In other cases, the variable interest we hold does not obligate us to absorb losses or provide us with the right to receive benefits from the VIE which could potentially be significant. For these structures, we are not deemed to be the primary beneficiary of the VIE, and we do not consolidate these VIEs.

        Two of our CDO structures are currently in default, which pursuant to the underlying indentures, changes the rights of the variable interest holders. Upon default of a CDO, the trustee or senior note holders are allowed to exercise certain rights, including liquidation of the collateral, which at that time, is the activity which would most significantly impact the CDO's economic performance. Further, when the CDO is in default, the collateral administrator no longer has the option to purchase securities from the CDO. In cases where the CDO is in default and we do not have the ability to exercise rights which would most significantly impact the CDO's economic performance, we do not consolidate the VIE. As of December 31, 2013, neither of these CDO structures was consolidated.

        As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization SPEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

15. Variable Interest Entities (Continued)

investment in the entity. As of December 31, 2013, our maximum risk of loss related to VIEs in which we were not the primary beneficiary was $141.0 million on a fair value basis.

        As of December 31, 2013, the securitization SPEs which we do not consolidate have debt obligations to beneficial interest holders with unpaid principal balances of $130.7 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.

16. Related-Party Transactions

Management Agreement

        We entered into a management agreement with our Manager upon closing of our IPO on August 17, 2009, which provides for an initial term of three years with automatic one-year extensions thereafter unless terminated as described below (the "Management Agreement"). Under the Management Agreement, our Manager, subject to the oversight of our board of directors, is required to manage our day-to-day activities, for which our Manager receives a base management fee and is eligible for an incentive fee and stock awards. Our Manager is also entitled to charge us for certain expenses incurred on our behalf, as described below.

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

        For the years ended December 31, 2013, 2012, and 2011, approximately $51.5 million, $33.3 million and $24.2 million, respectively, was incurred for base management fees. As of December 31, 2013 and 2012, there were no unpaid base management fees.

        Incentive Fee.    Our Manager is entitled to be paid the incentive fee described below with respect to each calendar quarter if (1) our Core Earnings (as defined below) for the previous 12-month period exceeds an 8% threshold, and (2) our Core Earnings for the 12 most recently completed calendar quarters is greater than zero.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

16. Related-Party Transactions (Continued)

        The incentive fee will be an amount, not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) our Core Earnings for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price per share of our common stock of all of our public offerings multiplied by the weighted average number of all shares of common stock outstanding (including any restricted stock units, any restricted shares of common stock and other shares of common stock underlying awards granted under our equity incentive plans) in such previous 12-month period, and (B) 8%, and (2) the sum of any incentive fee paid to our Manager with respect to the first three calendar quarters of such previous 12-month period. One half of each quarterly installment of the incentive fee is payable in shares of our common stock so long as the ownership of such additional number of shares by our Manager would not violate the 9.8% stock ownership limit set forth in our articles of incorporation, after giving effect to any waiver from such limit that our board of directors may grant in the future. The remainder of the incentive fee is payable in cash. The number of shares to be issued to our Manager is equal to the dollar amount of the portion of the quarterly installment of the incentive fee payable in shares divided by the average of the closing prices of our common stock on the NYSE for the five trading days prior to the date on which such quarterly installment is paid.

        Core Earnings is a non-GAAP financial measure. We calculate Core Earnings as GAAP net income (loss) excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization of real estate (to the extent that we own properties), any unrealized gains, losses or other non-cash items recorded in net income for the period, regardless of whether such items are included in OCI, or in net income. The amount is adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges as determined by our Manager and approved by a majority of our independent directors.

        For the years ended December 31, 2013, 2012, and 2011, approximately $11.6 million, $7.9 million and $1.2 million, respectively, was incurred for the incentive fee. As of December 31, 2013 and 2012, approximately $6.8 million and $0.7 million, respectively, of unpaid incentive fees were included in related-party payable in our consolidated balance sheets.

        Expense Reimbursement.    We are required to reimburse our Manager for operating expenses incurred by our Manager on our behalf. In addition, pursuant to the terms of the Management Agreement, we are required to reimburse our Manager for the cost of legal, tax, consulting, auditing and other similar services rendered for us by our Manager's personnel provided that such costs are no greater than those that would be payable if the services were provided by an independent third party. The expense reimbursement is not subject to any dollar limitations but is subject to review by our independent directors. For the years ended December 31, 2013, 2012, and 2011, approximately $8.8 million, $5.8 million and $4.0 million was incurred, respectively, for executive compensation and other reimbursable expenses. As of December 31, 2013 and 2012, approximately $4.4 million and $1.1 million, respectively, of unpaid reimbursable executive compensation and other expenses were included in related-party payable in our consolidated balance sheets.

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

As of December 31, 2013

16. Related-Party Transactions (Continued)

our Manager is due a termination fee equal to three times the sum of the average annual base management fee and incentive fee earned by our Manager over the preceding eight calendar quarters. No termination fee is payable if our Manager is terminated for cause, as defined in the Management Agreement, which can be done at any time with 30 days written notice from our board of directors.

Investments in Loans and Securities

        On December 18, 2013, we acquired a subordinate CMBS investment in a securitization issued by an affiliate of our Manager. The security was acquired for $84.1 million and is secured by five regional malls in Ohio, California and Washington.

        On November 8, 2013, we co-originated a GBP-denominated first mortgage loan with SEREF, which is secured by Centre Point, an iconic tower located in Central London, England. We funded £15 million of the initial £55 million funding and committed to future funding of £165 million. The A-Note bears interest at 8.55% fixed and the B-Note bears interest at three-month LIBOR plus 7.0%, unless the fixed rate option is elected. The loan matures on the earlier of December 30, 2017 or thirty-eight months after the refurbishment start date.

        On September 13, 2013, we co-originated a EUR-denominated first mortgage loan with Starfin Lux S.a.r.l. ("Starfin"), an affiliate of our Manager. The loan had an initial funding of approximately $102.3 million ($53.8 million for us and $48.5 million for Starfin), and future funding commitments totaling $24.6 million, of which the Company is committed to fund $12.9 million and Starfin is committed to fund $11.7 million. The loan bears interest at three-month EURIBOR plus 7.0% and is secured by a portfolio of approximately 20 retail properties located throughout Finland. The loan matures in October 2016.

        On August 12, 2013, we co-originated GBP-denominated first mortgage and mezzanine loans with Starfin. The loans are collateralized by a development of a 109 unit retirement community and a 30 key nursing home in Battersea Park, London, England. We and Starfin committed $11.3 million and $22.5 million, respectively, in aggregate for the two loans. The first mortgage loan bears interest at 5.02% and the mezzanine loan bears interest at 15.12%, and the loans each have three-year terms.

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

        On December 14, 2012, we acquired 9,140,000 ordinary shares in SEREF, a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange, for

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

16. Related-Party Transactions (Continued)

approximately $14.7 million. As a result, we own approximately 4% of SEREF. Refer to Note 6 for additional details.

        On October 16, 2012, we co-originated $475.0 million in financing for the acquisition and redevelopment of a 10 story retail building located at 701 Seventh Avenue in the Times Square area of Manhattan through a joint venture with Starwood Distressed Opportunity Fund IX ("Fund IX"), an affiliate of our Manager. The financing consists of a fully funded $237.5 million first mortgage loan and a $237.5 million mezzanine loan, of which $137.5 million was funded at close. The remaining $100.0 million will be funded upon reaching certain milestones during the transformation of the property. On October 22, 2012, the joint venture sold a 25% participation in both the first mortgage and mezzanine loan to Vornado Realty Trust ("Vornado"). Upon settling this sale, the interest of the Company, Fund IX, and Vornado in the first mortgage and mezzanine loans are 56.25%, 18.75% and 25.0%, respectively, and each party will fund their pro rata share of any future fundings. On March 27, 2013, the joint venture, along with Vornado, sold its interest in the first mortgage to Berkadia Proprietary, LLC. Immediately following the sale of the first mortgage, the Company repurchased a 56.25% participation interest in the same first mortgage loan through a wholly-owned subsidiary, resulting in no change in net interest for the Company. The joint venture distributed $43.9 million from the sale, net of fees, to Fund IX. The joint venture remains the holder of the mezzanine loan.

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

        In April 2011, we purchased a $35 million pari passu participation interest (the "Mammoth Participation Interest") in a $75 million subordinate loan (the "Mammoth Loan") from an independent third party and a syndicate of financial institutions and other entities acting as subordinate lenders to Mammoth Mountain Ski Area, LLC ("Mammoth"). Mammoth is a single purpose, bankruptcy remote entity that is owned and controlled by Starwood Global Opportunity Fund VII-A, L.P., Starwood Global Opportunity Fund VII-B, L.P., Starwood U.S. Opportunity Fund VII-D, L.P. and Starwood U.S. Opportunity Fund VII-D-2, L.P. (collectively, the "Sponsors"). Each of the Sponsors is indirectly wholly-owned by Starwood Capital Group Global I, L.L.C., and an affiliate of our Chief Executive Officer. The Mammoth Loan was approved by our independent directors in accordance with our related party transaction policy. The Mammoth Loan has a term of up to six years and an interest rate of 14.0% through April 2014 and 13.25% thereafter. We acquired the Mammoth Participation Interest

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

16. Related-Party Transactions (Continued)

in the Mammoth Loan from an independent third party and own such Mammoth Participation Interest subject to a participation agreement between us and the independent third party (the "Mammoth Participation Agreement"). The Mammoth Participation Agreement provides for the payment to us, on a pro rata basis with an independent third party, of customary payments in respect of the Mammoth Participation Interest and affords us customary voting, approval and consent rights so long as no event of default is continuing under the Mammoth Loan.

Related Party Arrangements Resulting from the LNR Acquisition

        We acquired 50% of a joint venture in connection with our acquisition of LNR. An affiliate of ours, Fund IX, owns the remaining 50% of the venture.

        As described in Note 4, in connection with the LNR acquisition, we were required to cash collateralize certain obligations of LNR, including letters of credit and performance obligations. Fund IX funded $6.2 million of this obligation, but the account is within our name and is thus reflected within our restricted cash balance. We have recognized a corresponding payable to Fund IX of $6.2 million within related party payable in our consolidated balance sheet as of December 31, 2013.

17. Stockholders' Equity

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

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

17. Stockholders' Equity (Continued)

        We issued common stock as follows during the years ended December 31, 2013, 2012 and 2011:

Pricing date	Shares issued (in thousands)	Price per share	Proceeds (in thousands)
9/9/13	28,750	$24.04	$691,150
4/8/13	30,475	$26.99	$822,368
10/3/12	18,400	$22.74	$418,416
4/16/12	23,000	$19.88	$457,321
5/10/11	22,000	$21.67	$476,740

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

        Underwriting and offering costs for the years ended December 31, 2013, 2012 and 2011 were $1.4 million, $2.0 million and $1.1 million, respectively, and are reflected as a reduction of additional paid-in capital in the consolidated statements of equity.

        Our board of directors declared the following dividends in 2013, 2012 and 2011:

Ex-Dividend Date	Record Date	Announce Date	Pay Date	Amount	Frequency
12/27/13	12/31/13	11/7/13	1/15/14	$0.46	Quarterly
9/26/13	9/30/13	8/6/13	10/15/13	$0.46	Quarterly
6/26/13	6/28/13	5/8/13	7/15/13	$0.46	Quarterly
3/26/13	3/28/13	2/27/13	4/15/13	$0.44	Quarterly
12/27/12	12/31/12	12/13/12	1/15/13	$0.10	Special
12/17/12	12/31/12	11/6/12	1/15/13	$0.44	Quarterly
9/26/12	9/28/12	8/3/12	10/15/12	$0.44	Quarterly
6/27/12	6/29/12	5/8/12	7/13/13	$0.44	Quarterly
3/28/12	3/30/12	2/29/12	4/13/12	$0.44	Quarterly
12/28/11	12/31/11	11/4/11	1/13/12	$0.44	Quarterly
9/28/11	9/30/11	8/2/11	10/14/11	$0.44	Quarterly
6/28/11	6/30/11	5/10/11	7/15/11	$0.44	Quarterly
3/29/11	3/31/11	3/1/11	4/15/11	$0.42	Quarterly

Equity Incentive Plans

        The Company currently maintains the Starwood Property Trust, Inc. Manager Equity Plan (the "Manager Equity Plan"), which provides for the grant of stock options, stock appreciation rights, restricted shares of common stock, restricted stock units and other equity-based awards, including dividend equivalents, to our Manager. The Company also maintains the Starwood Property Trust, Inc. Equity Plan (the "Equity Plan"), which provides for the same types of equity-based awards to natural

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

17. Stockholders' Equity (Continued)

persons who provide services to the Company, including employees of our Manager. The maximum number of shares that may be made subject to awards granted under either the Manager Equity Plan or the Equity Plan, determined on a combined basis, was initially 3,112,500 shares. On March 26, 2013, the Company amended, subject to stockholder approval which was obtained on May 2, 2013, the Manager Equity Plan and the Equity Plan to (i) increase the number of shares available under such plans for awards granted on or after January 1, 2013 to 6,000,000 shares of common stock, (ii) clarify the prohibitions on the repricing of stock options and stock appreciation rights, and (iii) remove the restriction that no more than an aggregate of 50,000 shares may be subject to awards granted to the Company's chief financial officer and/or compliance officer. Additionally, we have reserved 100,000 shares of common stock for issuance under the Starwood Property Trust, Inc. Non-Executive Director Stock Plan ("Non-Executive Director Stock Plan") which provides for the issuance of restricted stock, restricted stock units and other equity-based awards to non-executive directors. To date, we have only granted restricted stock and restricted stock units under the three equity incentive plans. The holders of awards of restricted stock or restricted stock units are entitled to receive dividends or "distribution equivalents," which will be payable at such time dividends are paid on our outstanding shares of common stock.

        In August 2009, we granted 1,037,500 restricted stock units with a fair value of approximately $20.8 million at the grant date to our Manager under the Manager Equity Plan. The grant vested ratably in quarterly installments over three years beginning on October 1, 2009, with 86,458 shares vesting each quarter. In connection with the supplemental equity offering in December 2010, we granted 1,075,000 restricted stock units with a fair value of approximately $21.8 million at the grant date to our Manager under the Manager Equity Plan. The grant vests ratably in quarterly installments over three years beginning on March 31, 2011, with 89,583 shares vesting each quarter. In May 2012, we granted 30,000 restricted common shares to our Manager under the Manager Equity Plan. In connection with the supplemental equity offering in October 2012, we granted 875,000 restricted stock units with a fair value of approximately $19.9 million at the grant date to our Manager under the Manager Equity Plan. The grants vest ratably in quarterly installments over three years beginning on December 31, 2012, with 72,917 shares vesting each quarter.

        The following shares of common stock were issued, without restriction, to our Manager as part of the incentive compensation due under the Management Agreement:

Timing of Issuance	Shares of Common Stock Issued	Price per share
November 2013	89,269	$26.72
March 2013	13,188	27.83
November 2012	46,653	22.91
August 2012	50,203	22.61
May 2012	70,220	19.76
August 2011	54,234	18.58
May 2011	9,021	22.08

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

17. Stockholders' Equity (Continued)

        The following table summarizes our share-based compensation expenses during the years ended December 31, 2013, 2012 and 2011 (in thousands):

	For the year ended December 31,
	2013	2012	2011
Management fees:
Manager incentive fee	$5,764	$3,591	$1,207
Manager Equity Plan	15,688	15,714	12,286

	21,452	19,305	13,493

General and administrative:
Non-Executive Director Stock Plan	217	242	179
Equity Plan	437	206	71

	654	448	250

Income tax effect	—	—	—

Total share-based compensation expense	$22,106	$19,753	$13,743

Schedule of Non-Vested Shares and Share Equivalents

	Non-Executive Director Stock Plan	Equity Plan	Manager Equity Plan	Total	Weighted Average Grant Date Fair Value (per share)
Balance as of December 31, 2012	9,538	15,361	1,160,419	1,185,318	$22.02
Granted	11,228	25,000	—	36,228	26.87
Vested	(9,538)	(17,859)	(650,004)	(677,401)	21.60
Forfeited	—	—	—	—	—

Balance as of December 31, 2013	11,228	22,502	510,415	544,145	22.88

        The weighted average grant date fair value per share of grants during the years ended December 31, 2013, 2012 and 2011 was $26.87, $22.57 and $19.92, respectively.

Vesting Schedule

	Non-Executive Director Stock Plan	Equity Plan	Manager Equity Plan	Total
2014	11,228	14,168	291,667	317,063
2015	—	8,334	218,748	227,082
2016	—	—	—	—

Total	11,228	22,502	510,415	544,145

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

17. Stockholders' Equity (Continued)

        As of December 31, 2013, there was approximately $14.9 million of total unrecognized compensation costs related to unvested share-based compensation arrangements which are expected to be recognized over a weighted average period of 1.7 years. The total fair value of shares vested during the year ended December 31, 2013 was $16.3 million as of the respective vesting dates.

18. Net Income per Share

        The following table provides a reconciliation of both net income and the number of common stock used in the computation of basic and diluted income per share. We use the two-class method in calculating both basic and diluted earnings per share as our unvested restricted stock units (refer to Note 17) are participating securities as defined in GAAP (amounts in thousands, except share and per share amounts):

	For the year ended December 31,
	2013	2012	2011
Net income attributable to Starwood Property Trust, Inc.	$305,030	$201,195	$119,377
Net income allocated to participating securities	(1,579)	(1,605)	(2,226)

Numerator for basic and diluted net income per share	$303,451	$199,590	$117,151

Basic weighted average shares outstanding	166,355,599	113,721,070	84,974,604
Diluted weighted average shares outstanding(1)	167,322,602	114,633,183	86,409,327
Basic income per share	$1.82	$1.76	$1.38
Diluted income per share	$1.82	$1.76	$1.38

(1)
The weighted average number of diluted shares outstanding includes the weighted average impact of (i) unvested restricted stock units and restricted stock awards, of which 544,145, 1,185,318 and 998,604 remain unvested as of December 31, 2013, 2012 and 2011, respectively, and (ii) 139,495, 13,188 and 70,220 shares that were estimated to be payable in connection with the incentive fee to our Manager as of December 31, 2013, 2012 and 2011, respectively.

        As of December 31, 2013, there were 38.8 million potential shares of common stock contingently issuable upon the conversion of the Convertible Notes excluded from the calculation of diluted income per share because the effect would have been anti-dilutive.

        Since distributions were greater than earnings during the years ended December 31, 2013, 2012, and 2011, the diluted earnings per share calculation would result in anti-dilution and therefore diluted EPS has been computed in the same manner as basic earnings per share.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

19. Accumulated Other Comprehensive Income

        The changes in AOCI by component are as follows (in thousands):

	Effective Portion of Cumulative Loss on Cash Flow Hedges	Cumulative Unrealized Gain (Loss) on Available-for- Sale Securities	Foreign Currency Translation	Total
Balance at January 1, 2011	$(1,625)	$9,828	$—	$8,203
OCI before reclassifications	(1,951)	(11,248)	—	(13,199)
Amounts reclassified from AOCI	2,156	(2,297)	—	(141)
Non-controlling interests	—	1,139	—	1,139

Net period OCI	205	(12,406)	—	(12,201)

Balance at December 31, 2011	(1,420)	(2,578)	—	(3,998)
OCI before reclassifications	(3,609)	83,377	—	79,768
Amounts reclassified from AOCI	2,458	1,447	—	3,905

Net period OCI	(1,151)	84,824	—	83,673

Balance at December 31, 2012	(2,571)	82,246	—	79,675
OCI before reclassifications	334	10,723	9,487	20,544
Amounts reclassified from AOCI	1,633	(26,403)	—	(24,770)

Net period OCI	1,967	(15,680)	9,487	(4,226)

Balance at December 31, 2013	$(604)	$66,566	$9,487	$75,449

        The reclassifications out of AOCI impacted the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 as follows:

	Amounts Reclassified from AOCI during the year ended December 31,
				Affected Line Item in the Statements of Operations
Details about AOCI Components	2013	2012	2011
Gains (losses) on cash flow hedges:
Interest rate contracts	$(1,633)	$(2,458)	$(2,156)	Interest expense

Unrealized gains (losses) on available for sale securities:
Net realized gain (loss) on sale of investments	27,417	2,955	8,298	Gain on sale of investments, net
OTTI	(1,014)	(4,402)	(6,001)	OTTI

Total	26,403	(1,447)	2,297

Total reclassifications for the year	$24,770	$(3,905)	$141

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

20. Benefit Plans

Savings Plan

        In connection with the acquisition of LNR, we assumed LNR's obligation pursuant to the LNR Property Corporation Savings Plan (the "Savings Plan"), which allows employees to participate and make contributions to the Savings Plan pursuant to Section 401(k) of the Code. We may also make discretionary matching contributions to the Savings Plan for the benefit of employees. Participants in the plan self-direct both salary deferral and any employer discretionary matching contributions. The Savings Plan offers various investment options for participants to direct their contributions. Matching contributions to the Savings Plan are recorded as general and administrative expense in the consolidated statements of operations. During the LNR Stub Period, matching contributions to the Savings Plan were $0.8 million.

Long-Term Incentive Arrangements

        In connection with the LNR acquisition, we also assumed long-term incentive compensation arrangements with certain employees. These arrangements provide for fixed cash payments which vest over three to four year periods and are payable at certain dates within these periods. During the LNR Stub Period, compensation expense associated with these arrangements was $1.5 million. The liability related to these arrangements was $3.5 million at December 31, 2013.

Change in Control Retention Arrangements

        In connection with the LNR acquisition, we assumed certain performance obligations under the LNR Property LLC Change in Control Bonus Plan (the "Change in Control Plan"). The purpose of the Change in Control Plan was to provide an incentive to certain key employees upon a change in control, as defined in the plan document. Pursuant to the plan document, cash bonus awards are payable to participants as follows: (i) 50% upon a change in control, which was paid by the sellers on April 19, 2013, and (ii) the remaining 50% on the nine-month anniversary of a change in control, or sooner if the employee is terminated without cause. The remaining 50% totaled $23.1 million at the acquisition date and was pre-funded by the sellers into a Rabbi Trust account. The balance of this account totaled $18.2 million at December 31, 2013 and is reflected within restricted cash on our consolidated balance sheet (see Note 4). We recognized $22.4 million in general and administrative expense during the LNR Stub Period with respect to this plan.

21. Fair Value

        GAAP establishes a hierarchy of valuation techniques based on the observability of inputs utilized in measuring financial assets and liabilities at fair value. GAAP establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The three levels of the hierarchy are described below:

          Level I—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

          Level II—Inputs (other than quoted prices included in Level I) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

21. Fair Value (Continued)

          Level III—Inputs reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Valuation Process

        We have valuation control processes in place to validate the fair value of the Company's financial assets and liabilities measured at fair value including those derived from pricing models. These control processes are designed to assure that the values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and the assumptions are reasonable.

        Pricing Verification—We use recently executed transactions, other observable market data such as exchange data, broker/dealer quotes, third-party pricing vendors and aggregation services for validating the fair values generated using valuation models. Pricing data provided by approved external sources is evaluated using a number of approaches; for example, by corroborating the external sources' prices to executed trades, analyzing the methodology and assumptions used by the external source to generate a price and/or by evaluating how active the third-party pricing source (or originating sources used by the third-party pricing source) is in the market.

        Unobservable Inputs—Where inputs are not observable, we review the appropriateness of the proposed valuation methodology to ensure it is consistent with how a market participant would arrive at the unobservable input. The valuation methodologies utilized in the absence of observable inputs may include extrapolation techniques and the use of comparable observable inputs.

        Any changes to the valuation methodology will be reviewed by our management to ensure the changes are appropriate. The methods used may produce a fair value calculation that is not indicative of net realizable value or reflective of future fair values. Furthermore, while we anticipate that our valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value could result in a different estimate of fair value at the reporting date.

        We determine the fair value of our financial assets and liabilities measured at fair value on a recurring basis as follows:

Loans held-for-sale

        We measure the fair value of our mortgage loans held-for-sale within LNR's conduit platform using a discounted cash flow analysis unless observable market data (i.e. securitized pricing) is available. A discounted cash flow analysis requires management to make estimates regarding future interest rates and credit spreads. The most significant of these inputs relates to credit spreads and is unobservable. Thus, we have determined that the fair values of mortgage loans valued using a discounted cash flow analysis should be classified in Level III of the fair value hierarchy, while mortgage loans valued using securitized pricing should be classified in Level II of the fair value

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

21. Fair Value (Continued)

hierarchy. Mortgage loans classified in Level III are transferred to Level II if securitized pricing becomes available.

RMBS

        RMBS are valued utilizing observable and unobservable market inputs. The observable market inputs include recent transactions, broker quotes and vendor prices ("market data"). However, given the implied price dispersion amongst the market data, the fair value determination for RMBS has also utilized significant unobservable inputs in discounted cash flow models including prepayments, default and severity estimates based on the recent performance of the collateral, the underlying collateral characteristics, industry trends, as well as expectations of macroeconomic events (e.g. housing price curves, interest rate curves, etc.). At each measurement date, we consider both the observable and unobservable valuation inputs in the determination of fair value. However, given the significance of the unobservable inputs these securities have been classified within Level III.

Available-for-sale CMBS

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

Equity security

        The equity security is publicly registered and traded in the United States and its market price is listed on the London Stock Exchange. The security has been classified within Level I.

Intangible asset—Domestic servicing rights

        The fair value of this intangible is determined using discounted cash flow modeling techniques which require management to make estimates regarding future net servicing cash flows, including forecasted loan defeasance, control migration, delinquency and anticipated maturity defaults which are calculated assuming a debt yield at which default occurs. Since the most significant of these inputs are unobservable, we have determined that the fair values of this intangible in its entirety should be classified in Level III of the fair value hierarchy.

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

As of December 31, 2013

21. Fair Value (Continued)

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

        Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2013 and 2012, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not as significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.

        As of January 1, 2013, we changed our valuation methodology for over-the-counter ("OTC") derivatives to discount cash flows based on Overnight Index Swap ("OIS") rates. Fully collateralized trades are discounted using OIS with no additional economic adjustments to arrive at fair value. Uncollateralized or partially-collateralized trades are also discounted at OIS, but include appropriate economic adjustments for funding costs (i.e., a LIBOR-OIS basis adjustment to approximate uncollateralized cost of funds) and credit risk. We are making the changes to better align our inputs, assumptions, and pricing methodologies with those used in our principal market by most dealers and major market participants. The changes in valuation methodology are applied prospectively as a change in accounting estimate and are immaterial to our consolidated financial statements.

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

Liabilities of consolidated VIEs

        We utilize several inputs and factors in determining the fair value of VIE liabilities, including future cash flows, market transaction information, ratings, subordination levels, and current market spread and pricing information where available. Quoted market prices are used when this debt trades as an asset. Depending upon the significance of the fair value inputs used in determining these fair

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

21. Fair Value (Continued)

values, these liabilities are classified in either Level II or Level III of the fair value hierarchy. VIE liabilities may shift between Level II and Level III of the fair value hierarchy if the significant fair value inputs used to price the VIE liabilities become or cease to be observable.

Assets of consolidated VIEs

        The VIEs in which we invest are "static"; that is, no reinvestment is permitted, and there is no active management of the underlying assets. In determining the fair value of the assets of the VIE, we maximize the use of observable inputs over unobservable inputs. We also acknowledge that our principal market for selling CMBS assets is the securitization market where the market participant is considered to be a CMBS trust or a CDO. This methodology results in the fair value of the assets of a static CMBS trust being equal to the fair value of its liabilities. The individual assets of a VIE are inherently incapable of precise measurement given their illiquid nature and the limitations on available information related to these assets. Because our methodology for valuing these assets does not value the individual assets of a VIE, but rather uses the value of the VIE liabilities as an indicator of the fair value of VIE assets as a whole, we have determined that our valuations of VIE assets in their entirety should be classified in Level III of the fair value hierarchy.

We determine the fair value of our financial instruments and assets where fair value is disclosed as follows:

Loans held-for-investment and loans transferred as secured borrowings

        We estimate the fair values of our loans not carried at fair value on a recurring basis by discounting their expected cash flows at a rate we estimate would be demanded by the market participants that are most likely to buy our loans. The expected cash flows used are generally the same as those used to calculate our level yield income in the financial statements. Since theses inputs are unobservable, we have determined that the fair value of these loans in their entirety would be classified in Level III of the fair value hierarchy.

HTM securities

        We estimate the fair value of our mandatorily redeemable preferred equity interests in commercial real estate companies using the same methodology described for our loans held-for-investment. We estimate the fair value of our HTM CMBS using the same methodology described for our available-for-sale CMBS.

Intangible assets—European servicing rights

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

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

21. Fair Value (Continued)

Non-performing residential loans

        We estimate the fair value of our non-performing loans by applying an estimated current market discount to the estimated fair value of the underlying residential property collateral. Since theses inputs are unobservable, we have determined that the fair value of these loans in there are classified in Level III of the fair value hierarchy.

Secured financing agreements

        The fair value of the secured financing agreements acquired in connection with our acquisition of LNR approximates the carrying value of these instruments due to their short-term nature. The fair value of our other secured financing arrangements are estimated by discounting the contractual cash flows at the interest rate we estimate such arrangements would bear if executed in the current market. We have determined that our valuation of secured financing agreements should be classified in Level III of the fair value hierarchy.

Convertible senior notes

        The fair value of our Convertible Senior Notes is estimated by discounting the contractual cash flows at the interest rate we estimate such notes would bear if sold in the current market. We have determined that our valuation of our convertible senior notes should be classified in Level III of the fair value hierarchy.

Investment in unconsolidated entities

        The fair value of these investments acquired in connection with our acquisition of LNR was determined as of the acquisition date using discounted expected future cash flows from the ventures. Since these inputs are unobservable, we have determined that the fair values of these investments should be classified in Level III of the fair value hierarchy at the date of our acquisition of LNR.

Non-controlling interests

        The fair value of non-controlling interests acquired in connection with our acquisition of LNR is based on the estimated underlying fair value of equity associated with the non-wholly owned consolidated entity as of the acquisition date. This fair value was determined using a combination of the above techniques, depending upon the exact nature of the assets and liabilities of the entity. Since most of these inputs are unobservable, we have determined that the fair value of non-controlling interests should be classified in Level III of the fair value hierarchy at the date of our acquisition of LNR.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

21. Fair Value (Continued)

        The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the consolidated balance sheets by their level in the fair value hierarchy as of December 31, 2013 and 2012 (amounts in thousands):

	December 31, 2013
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$206,672	$—	$—	$206,672
RMBS	296,236	—	—	296,236
CMBS	255,306	—	47,300	208,006
Equity security	15,247	15,247	—	—
Domestic servicing rights	150,149	—	—	150,149
Derivative assets	7,769	—	7,769	—
VIE assets	103,151,624	—	—	103,151,624

Total	$104,083,003	$15,247	$55,069	$104,012,687

Financial Liabilities:
Derivative liabilities	$24,192	$—	$24,192	$—
VIE liabilities	102,649,263	—	101,051,279	1,597,984

Total	$102,673,455	$—	$101,075,471	$1,597,984

	December 31, 2012
	Total	Level I	Level II	Level III
Financial Assets:
RMBS	$333,153	$—	$—	$333,153
CMBS	529,434	—	529,434	—
Equity security	21,667	21,667	—	—
Derivative assets	9,227	—	9,227	—

Total	$893,481	$21,667	$538,661	$333,153

Financial Liabilities:
Derivative liabilities	$27,770	$—	$27,770	$—

Total	$27,770	$—	$27,770	$—

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

21. Fair Value (Continued)

        The changes in financial assets and liabilities classified as Level III are as follows for the years ended December 31, 2013 and 2012 (amounts in thousands):

	Loans Held-for-sale	RMBS	CMBS	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2012 balance	$128,593	$341,734	$—	$—	$—	$—	$470,327
Total realized and unrealized (losses) gains:
Unrealized (loss) gain on assets	(5,760)	49,502					43,742
Realized gain on assets	9,417	8,245	—	—	—	—	17,662
Accretion of discount	—	18,079	—	—	—	—	18,079
OTTI	—	(4,401)	—	—	—	—	(4,401)
Purchases	—	254,034	—	—	—	—	254,034
Sales	(132,128)	(87,956)	—	—	—	—	(220,084)
Principal amortization	(122)	(69,298)	—	—	—	—	(69,420)
Transfers out of Level III	—	(176,786)	—	—	—	—	(176,786)

December 31, 2012 balance	$—	$333,153	$—	$—	$—	$—	$333,153
Acquisition of LNR	256,502	—	62,432	156,993	90,989,793	(1,994,243)	89,471,477
Total realized and unrealized (losses) gains:
Included in earnings:
Change in fair value / gain on sale	43,849	7,630	(8,707)	(6,844)	(11,785,009)	522,399	(11,226,682)
OTTI	—	(1,014)	—	—	—	—	(1,014)
Net accretion	—	23,868	—	—	—	—	23,868
Included in OCI	—	3,429	11,326	—	—	—	14,755
Purchases / Originations	1,233,584	20,090	43,527	—	—	—	1,297,201
Sales	(1,326,599)	(30,963)	(12,372)	—	—	—	(1,369,934)
Issuances	—	—	—	—	—	(13,993)	(13,993)
Cash repayments / receipts	(664)	(59,957)	(592)	—	—	151,312	90,099
Transfers into Level III	—	—	117,413	—	—	(756,832)	(639,419)
Transfers out of Level III	—	—	—	—	—	841,990	841,990
Consolidations of VIEs	—	—	(5,021)	—	25,165,354	(349,477)	24,810,856
Deconsolidations of VIEs	—	—	—	—	(1,218,514)	860	(1,217,654)

December 31, 2013 balance	$206,672	$296,236	$208,006	$150,149	$103,151,624	$(1,597,984)	$102,414,703

Amount of total (losses) gains included in earnings attributable to assets still held at December 31, 2013	$(2,427)	20,746	(5,320)	(6,844)	(11,785,009)	522,399	$(11,256,455)

        During the year ended December 31, 2013, we transferred $117.4 million of CMBS investments from Level II to Level III due to a decrease in the observable relevant market activity.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

21. Fair Value (Continued)

        The following table presents the fair values of our financial instruments not carried at fair value on the consolidated balance sheets (amounts in thousands):

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets not carried at fair value:
Loans held-for-investment and loans transferred as secured borrowings	$4,544,132	$4,609,040	$3,000,335	$3,097,089
Securities, held-to-maturity	368,318	368,453	—	—
European servicing rights	27,024	29,327	—	—
Non-performing residential loans	215,371	215,371	68,883	68,883
Financial liabilities not carried at fair value:
Secured financing agreements and secured borrowings on transferred loans	$2,438,798	$2,436,708	$1,393,705	$1,397,128
Convertible senior notes	997,851	1,160,000	—	—

        The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollar amounts in thousands):

Quantitative Information about Level III Fair Value Measurements

	Carrying Value at December 31, 2013	Valuation Technique	Unobservable Input	Range(1)
Loans held-for-sale, fair value option	$206,672	Discounted cash flow	Yield (b)	5.2% - 5.9%
			Duration(c)	5.0 - 10.0 years
RMBS	296,236	Discounted cash flow	Constant prepayment rate(a)	(0.6)% - 16.6%
			Constant default rate(b)	1.4% - 11.3%
			Loss severity(b)	15% - 92%(e)
			Delinquency rate(c)	3% - 48%
			Servicer advances(a)	24% - 95%
			Annual coupon deterioration(b)	0% - 0.7%
			Putback amount per projected
			total collateral loss(d)	0% - 9%
CMBS	208,006	Discounted cash flow	Yield(b)	0% - 890.0%
			Duration(c)	0 - 11.0 years
Domestic servicing rights	150,149	Discounted cash flow	Debt yield(a)	8.75%
			Discount rate(b)	15%
			Control migration(b)	0% - 80%
VIE assets	103,151,624	Discounted cash flow	Yield(b)	0% - 952.3%
			Duration(c)	0 - 22.7 years
VIE liabilities	1,597,984	Discounted cash flow	Yield(b)	0% - 952.3%
			Duration(c)	0 - 22.7 years

(1)
The ranges of significant unobservable inputs are represented in percentages and years.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

21. Fair Value (Continued)

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

(e)
90% of the portfolio falls within a range of 45%-80%.

22. Income Taxes

        As described in Note 1, we established additional TRSs to house certain operations of the LNR segment. As a result, our income tax provision significantly increased during the LNR Stub Period. Our income tax provision consisted of the following for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	For the years ended December 31,
	2013	2012	2011
Current
Federal	$27,850	$831	$641
Foreign	1,484	—	—
State	4,768	192	149

Total current	34,102	1,023	790

Deferred
Federal	(6,915)	—	—
Foreign	(1,829)	—	—
State	(1,305)	—	—

Total deferred	(10,049)	—	—

Total income tax provision	$24,053	$1,023	$790

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

22. Income Taxes (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are presented net by tax jurisdiction and are reported in other assets and other liabilities, respectively. At December 31, 2013, our U.S. tax jurisdiction was in a net deferred tax asset position, while our European tax jurisdiction was in a net deferred tax liability position. The following table presents each of these tax jurisdictions and the tax effects of temporary differences on their respective net deferred tax assets and liabilities (in thousands):

	December 31,
	2013	2012
U.S.
Deferred tax asset, net
Reserves and accruals	$11,454	$—
Domestic intangible assets	(714)	—
Investment securities and loans	(892)	(10)
Investment in unconsolidated entities	1,811	2,105
Deferred income	59	—
Net operating and capital loss carryforwards	967	800
Valuation allowance	(799)	(2,895)
Other U.S. temporary differences	(242)	—

	11,644	—

Europe
Deferred tax liability, net
European servicing rights	(6,257)	—
Net operating and capital loss carryforwards	10,951	—
Valuation allowance	(10,951)	—
Other European temporary differences	(527)	—

	(6,784)	—

Net deferred tax assets (liabilities)	$4,860	$—

        Unrecognized tax benefits were not material as of and during the year ended December 31, 2013. The Company's tax returns are no longer subject to audit for years ended prior to January 1, 2010.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

22. Income Taxes (Continued)

        The following table is a reconciliation of our federal income tax determined using our statutory federal tax rate to our reported income tax provision for the years ended December 31, 2013, 2012 and 2011 (dollar amounts in thousands):

	For the years ended December 31,
	2013		2012		2011
Federal statutory tax rate	$117,034	35.0%	$71,647	35.0%	$42,489	35.0%
REIT and other non-taxable income	(93,892)	(28.1)%	(70,816)	(34.6)%	(41,848)	(34.5)%
State income taxes	3,769	1.1%	192	0.1%	149	0.1%
Federal benefit of state tax deduction	(1,319)	(0.4)%	—	—	—	—
Valuation allowance	(1,928)	(0.6)%	—	—	—	—
Other	389	0.2%	—	—	—	—

Effective tax rate	$24,053	7.2%	$1,023	0.5%	$790	0.6%

23. Commitments and Contingencies

        As of December 31, 2013, we had future funding commitments on 39 loans totaling $962 million, primarily related to construction projects, capital improvements, tenant improvements, and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as minimum debt service coverage ratios or executions of new leases before advances are made to the borrower.

        In connection with our acquisition of LNR, we recognized an intangible unfavorable lease liability of $15.3 million related to an operating lease for LNR's offices in Miami Beach, Florida which expires in 2021. This liability is included in accounts payable, accrued expenses and other liabilities and is being amortized over the remaining eight years of the underlying lease term at a rate of approximately $1.9 million per year. Amortization of this liability is reflected in depreciation and amortization expense in our consolidated statements of operations. The liability balance was $14.0 million as of December 31, 2013.

        Future minimum rental payments and sublease income related to our existing corporate leases and subleases for each of the next five years and thereafter are as follows (in thousands):

	Minimum Rents	Sublease Income
2014	$6,604	$1,498
2015	6,484	1,429
2016	6,017	1,195
2017	5,693	715
2018	5,730	599
Thereafter	12,911	339

Total	$43,439	$5,775

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

23. Commitments and Contingencies (Continued)

        Management is not aware of any other contractual obligations, legal proceedings, or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on our consolidated financial statements.

24. Segment and Geographic Data

        In its operation of the business, management, including our chief operating decision maker, our Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis prior to the impact of consolidating VIEs under ASC 810. The segment information within this note is reported on that basis. We have also provided the reconciliation adjustments to the GAAP amounts which appear in the LNR VIEs column.

        Prior to the acquisition of LNR, we operated in one reportable business segment. As a result of the LNR acquisition and the expansion of our residential property business, we currently have three reportable business segments:

  •
  Real estate investment lending—includes all business activities of Starwood Property Trust, excluding the residential and LNR businesses, which generally represents investments in real estate related loans and securities that are held-for-investment.

  •
  Single family residential—includes the business activities associated with our investments in single-family residential properties and non-performing single-family residential mortgage loans.

  •
  LNR—includes all business activities of the acquired LNR business excluding the consolidation of securitization VIEs.

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

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

24. Segment and Geographic Data (Continued)

        The table below presents our results of operations for the year ended December 31, 2013 by business segment (amounts in thousands):

	Real Estate Investment Lending	Single Family Residential	LNR	Subtotal	LNR VIEs	Total
Revenues:
Interest income from loans	$335,078	$—	$9,562	$344,640	$—	$344,640
Interest income from investment securities	57,802	—	54,020	111,822	(37,510)	74,312
Servicing fees	—	—	179,015	179,015	(54,289)	124,726
Other revenues	598	311	6,111	7,020	(892)	6,128
Rental income	—	15,889	—	15,889	—	15,889

Total revenues	393,478	16,200	248,708	658,386	(92,691)	565,695

Costs and expenses:
Management fees	62,787	11,329	13,907	88,023	122	88,145
Interest expense	99,469	6,546	12,334	118,349	—	118,349
General and administrative	16,783	1,564	132,713	151,060	523	151,583
Business combination costs	17,958	—	—	17,958	—	17,958
Acquisition and investment pursuit costs	2,819	2,752	829	6,400	—	6,400
Residential segment, other operating costs	—	21,383	—	21,383	—	21,383
Depreciation and amortization	—	6,107	9,701	15,808	—	15,808
Loan loss allowance	1,923	—	—	1,923	—	1,923
Other expense	150	—	1,148	1,298	—	1,298

Total costs and expenses	201,889	49,681	170,632	422,202	645	422,847

Income before other income (loss), income taxes and non-controlling interests	191,589	(33,481)	78,076	236,184	(93,336)	142,848
Other income (loss):
Income of consolidated VIEs, net	—	—	—	—	116,377	116,377
Change in fair value of servicing rights	—	—	(15,868)	(15,868)	9,024	(6,844)
Change in fair value of investment securities, net	(148)	—	22,657	22,509	(31,393)	(8,884)
Change in fair value of mortgage loans held-for-sale, net	—	—	43,849	43,849	—	43,849
Earnings from unconsolidated entities	4,776	—	4,502	9,278	(437)	8,841
Gain on sale of investments, net	25,063	5,818	—	30,881	—	30,881
(Loss) gain on derivative financial instruments, net	(13,259)	—	2,089	(11,170)	—	(11,170)
Foreign currency gain (loss), net	10,478	—	(95)	10,383	—	10,383
OTTI	(1,014)	(560)	—	(1,574)	—	(1,574)
Other income	15	8,624	1,037	9,676	—	9,676

Total other income (loss)	25,911	13,882	58,171	97,964	93,571	191,535

Income (loss) before income taxes	217,500	(19,599)	136,247	334,148	235	334,383
Income tax benefit (provision)	1,722	(195)	(25,580)	(24,053)	—	(24,053)

Net income (loss)	219,222	(19,794)	110,667	310,095	235	310,330
Net income attributable to non-controlling interests	(5,065)	—	—	(5,065)	(235)	(5,300)

Net income (loss) attributable to Starwood Property Trust, Inc.	$214,157	$(19,794)	$110,667	$305,030	$—	$305,030

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

24. Segment and Geographic Data (Continued)

        The table below presents our results of operations for the year ended December 31, 2012 by business segment (amounts in thousands):

	Real Estate Investment Lending	Single Family Residential	Total
Revenues:
Interest income from loans	$251,615	$—	$251,615
Interest income from investment securities	55,419	—	55,419
Other revenues	260	12	272
Rental income	—	431	431

Total revenues	307,294	443	307,737

Costs and expenses:
Management fees	57,286	205	57,491
Interest expense	47,125	—	47,125
General and administrative	11,663	—	10,131
Acquisition and investment pursuit costs	3,476	1,621	5,097
Residential segment, other operating costs	—	757	1,533
Depreciation and amortization	—	213	213
Loan loss allowance	2,061	—	2,061
Other expense	150	—	150

Total costs and expenses	121,761	2,796	124,557

Income (loss) before other income (loss), income taxes and non-controlling interests	185,533	(2,353)	183,180
Other income (loss):
Change in fair value of investment securities, net	295	—	295
Change in fair value of mortgage loans held-for-sale	(5,760)	—	(5,760)
Earnings from unconsolidated entities	5,086	—	5,086
Gain on sale of investments, net	24,836	696	25,532
Loss on derivative financial instruments, net	(14,157)	—	(14,157)
Foreign currency gain, net	15,120	—	15,120
OTTI	(4,402)	—	(4,402)
Other income (expense), net	7	(196)	(189)

Total other income (loss)	21,025	500	21,525

Income (loss) before income taxes	206,558	(1,853)	204,705
Income tax provision	(871)	(152)	(1,023)

Net income (loss)	205,687	(2,005)	203,682
Net income attributable to non-controlling interests	(2,487)	—	(2,487)

Net income (loss) attributable to Starwood Property Trust, Inc.	$203,200	$(2,005)	$201,195

        During the year ended December 31, 2011, the real estate investment lending business segment was the only business segment in operation. Therefore, our results of operations as presented in our consolidated statement of operations for the year ended December 31, 2011 relate entirely to that business segment.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

24. Segment and Geographic Data (Continued)

        The table below presents our consolidated balance sheet as of December 31, 2013 by business segment (amounts in thousands):

	Real Estate Investment Lending	Single Family Residential	LNR	Subtotal	LNR VIEs	Total
Assets:
Cash and cash equivalents	$232,270	$44,807	$40,274	$317,351	$276	$317,627
Restricted cash	36,593	251	32,208	69,052	—	69,052
Loans held-for-investment, net	4,350,937	—	12,781	4,363,718	—	4,363,718
Loans held-for-sale	—	—	206,672	206,672	—	206,672
Loans transferred as secured borrowings	180,414	—	—	180,414	—	180,414
Investment securities	794,147	—	550,282	1,344,429	(409,322)	935,107
Intangible assets—servicing rights	—	—	257,736	257,736	(80,563)	177,173
Residential real estate, net	—	749,214	—	749,214	—	749,214
Non-performing residential loans	—	215,371	—	215,371	—	215,371
Investment in unconsolidated entities	50,167	—	76,170	126,337	(3,383)	122,954
Goodwill	—	—	140,437	140,437	—	140,437
Derivative assets	3,138	—	4,631	7,769	—	7,769
Accrued interest receivable	35,501	—	2,129	37,630	—	37,630
Other assets	31,020	8,045	57,620	96,685	(872)	95,813
VIE assets, at fair value	—	—	—	—	103,151,624	103,151,624

Total Assets	$5,714,187	$1,017,688	$1,380,940	$8,112,815	$102,657,760	$110,770,575

Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$66,127	$23,056	$135,882	$225,065	$309	$225,374
Related-party payable	11,245	—	6,548	17,793	—	17,793
Dividends payable	90,171	—	—	90,171	—	90,171
Derivative liabilities	24,149	—	43	24,192	—	24,192
Secured financing agreements, net	2,127,717	—	129,843	2,257,560	—	2,257,560
Convertible senior notes, net	997,851	—	—	997,851	—	997,851
Secured borrowings on transferred loans	181,238	—	—	181,238	—	181,238
VIE liabilities, at fair value	—	—	—	—	102,649,263	102,649,263

Total Liabilities	3,498,498	23,056	272,316	3,793,870	102,649,572	106,443,442

Equity:
Starwood Property Trust, Inc. Stockholders' Equity:
Preferred stock	—	—	—	—	—	—
Common stock	1,961	—	—	1,961	—	1,961
Additional paid-in capital	1,987,133	1,004,846	1,308,500	4,300,479	—	4,300,479
Treasury stock	(10,642)	—	—	(10,642)	—	(10,642)
Accumulated other comprehensive income	68,092	—	7,357	75,449	—	75,449
Retained earnings (deficit)	132,625	(10,111)	(207,233)	(84,719)	—	(84,719)

Total Starwood Property Trust, Inc. Stockholders' Equity	2,179,169	994,735	1,108,624	4,282,528	—	4,282,528
Non-controlling interests in consolidated subsidiaries	36,520	(103)	—	36,417	8,188	44,605

Total Equity	2,215,689	994,632	1,108,624	4,318,945	8,188	4,327,133

Total Liabilities and Equity	$5,714,187	$1,017,688	$1,380,940	$8,112,815	$102,657,760	$110,770,575

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

24. Segment and Geographic Data (Continued)

        The table below presents our consolidated balance sheet as of December 31, 2012 by business segment (amounts in thousands):

	Real Estate Investment Lending	Single Family Residential	Total
Assets:
Cash and cash equivalents	$169,427	$8,244	$177,671
Restricted cash	3,298	131	3,429
Loans held-for-investment, net	2,914,434	—	2,914,434
Loans held-for-sale	—	—	—
Loans transferred as secured borrowings	85,901	—	85,901
Investment securities	884,254	—	884,254
Intangible assets—servicing rights	—	—	—
Residential real estate, net	—	99,115	99,115
Non-performing residential loans	—	68,883	68,883
Investment in unconsolidated entities	32,318	—	32,318
Goodwill	—	—	—
Derivative assets	9,227	—	9,227
Accrued interest receivable	24,120	—	24,120
Other assets	19,299	5,722	25,021
VIE assets, at fair value	—	—	—

Total Assets	$4,142,278	$182,095	$4,324,373

Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$28,987	$1,107	$30,094
Related-party payable	1,803	—	1,803
Dividends payable	73,796	—	73,796
Derivative liabilities	27,770	—	27,770
Secured financing agreements, net	1,305,812	—	1,305,812
Convertible senior notes, net	—	—	—
Loan transfer secured borrowings	87,893	—	87,893
VIE liabilities, at fair value	—	—	—

Total Liabilities	1,526,061	1,107	1,527,168

Equity:
Starwood Property Trust, Inc. Stockholders' Equity:
Preferred stock	—	—	—
Common stock	1,361	—	1,361
Additional paid-in capital	2,538,860	182,493	2,721,353
Treasury stock	(10,642)	—	(10,642)
Accumulated other comprehensive income	79,675	—	79,675
Accumulated deficit	(70,396)	(2,005)	(72,401)

Total Starwood Property Trust, Inc. Stockholders' Equity	2,538,858	180,488	2,719,346
Non-controlling interests in consolidated subsidiaries	77,359	500	77,859

Total Equity	2,616,217	180,988	2,797,205

Total Liabilities and Equity	$4,142,278	$182,095	$4,324,373

        Revenues generated from foreign sources were $64.8 million for the year ended December 31, 2013 and not material for the years ended December 31, 2012 and 2011.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

25. Quarterly Financial Data (Unaudited)

        The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations (amounts in thousands, except per share data):

	For the Three-Month Periods Ended
	March 31	June 30		September 30		December 31
2013:
Revenues	$85,173	$137,037		$155,536		$187,949
Net income	63,424	61,511	(b)	89,246	(b)	96,149
Net income allocable to Starwood Property Trust	62,243	60,454	(b)	87,360	(b)	94,973
Net income per share—Basic(a)	0.46	0.37	(b)	0.51	(b)	0.48
Net income per share—Diluted(a)	0.46	0.37	(b)	0.51	(b)	0.48
2012:
Revenues	77,801	68,949		72,971		88,016
Net income	50,288	44,619		50,342		58,433
Net income allocable to Starwood Property Trust	50,159	44,490		50,212		56,334
Net income per share—Basic(a)	0.53	0.40		0.43		0.42
Net income per share—Diluted(a)	0.53	0.40		0.43		0.42

(a)
Amounts for the individual quarters when aggregated may not agree to the earnings per share for the full year due to rounding.

(b)
Retrospectively adjusted for measurement period adjustments relating to the LNR acquisition which decreased net income by $1.8 million and $2.4 million during the three months ended June 30 and September 30, 2013, respectively, representing a decrease of $0.01 in basic and diluted net income per share in each of those quarters (see Note 3 for additional details).

26. Subsequent Events

        Our significant events subsequent to December 31, 2013 were as follows:

Upsize of the Wells Fargo II Repurchase Agreement

        On January 27, 2014, we amended the Wells Fargo II repurchase agreement to (i) upsize available borrowings to $1.0 billion from $550 million; (ii) extend the maturity date for non-CMBS assets to January 2019 and for CMBS assets to January 2016, each from August 2014, and each assuming initial extension options; (iii) allow for up to four additional one-year extension options with respect to any non-CMBS assets then remaining financed, in an effort to match the term of the maturity dates of these assets; and (iv) amend certain financial covenants to contemplate the spinoff of the SFR segment.

Spin-off of Single Family Residential ("SFR") Segment

        On January 31, 2014, we completed the spin-off of our SFR segment to our stockholders. The newly-formed real estate investment trust, Starwood Waypoint Residential Trust ("SWAY"), is listed on the NYSE and trades under the ticker symbol "SWAY." Our stockholders received one common share of SWAY for every five shares of Starwood Property Trust common stock held at the close of business

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013

26. Subsequent Events (Continued)

on January 24, 2014. As part of the spin-off, we contributed $100 million to the unlevered balance sheet of SWAY to fund its growth and operations. As of December 31, 2013, our consolidated financial statements reflect SFR segment net assets of $1.0 billion, representing approximately 13% of the Company's total assets at December 31, 2013. The net assets of the SFR segment consisted of approximately 7,200 units of single-family homes and residential non-performing mortgage loans.

Convertible Debt Conversion Rate

        As a result of the spin-off of our SFR segment as described above, the conversion rates for our 2018 Notes and 2019 Notes were adjusted to 44.1753 and 47.1092, respectively.

Dividend Declaration

        On February 24, 2014, our board of directors declared a dividend of $0.48 per share for the first quarter of 2014, which is payable on April 15, 2014 to common stockholders of record as of March 31, 2014.

Starwood Property Trust, Inc. and Subsidiaries

Schedule III—Residential Real Estate

December 31, 2013

(Dollars in thousands)

		Initial Cost to Company			Gross Amounts Carried at Close of Period 12/31/13
	Number of Properties		Depreciable Property	Capitalized Costs(1)		Depreciable Property		Accumulated Depreciation
Location		Land			Land		Total(2)
MSA
Miami—Fort Lauderdale—Pompano Beach, FL	1,387	$44,808	$136,314	$32,412	$44,808	$168,725	$213,535	$1,739
Atlanta—Sandy Springs—Marietta, GA	1,166	21,086	80,391	21,346	21,086	101,738	122,824	951
Houston—Sugar Land—Baytown, TX	803	18,973	81,301	7,662	18,973	88,963	107,936	1,209
Tampa—St. Petersburg—Clearwater, FL	478	4,872	41,729	9,482	4,872	51,212	56,083	247
Dallas—Fort Worth—Arlington, TX	446	10,408	42,006	8,295	10,408	50,301	60,709	591
Orlando—Kissimmee—Sanford, FL	194	6,264	18,042	3,448	6,264	21,490	27,754	185
Chicago—Naperville—Joliet, IL—IN—WI	180	4,384	15,854	5,583	4,384	21,438	25,821	138
Denver—Aurora, CO	161	5,409	22,381	2,886	5,409	25,266	30,675	95
Phoenix—Mesa—Glendale, AZ	109	3,237	11,879	2,363	3,237	14,242	17,479	86
Riverside—San Bernardino—Ontario, CA	94	4,842	13,459	1,985	4,842	15,444	20,285	132
Cape Coral—Fort Myers, FL	80	689	7,816	367	689	8,183	8,872	64
Vallejo—Fairfield, CA	81	3,534	11,029	1,930	3,534	12,959	16,492	106
Las Vegas—Paradise, NV	35	1,083	4,030	653	1,083	4,683	5,766	31
North Port—Bradenton—Sarasota, FL	26	996	2,654	559	996	3,213	4,209	23
San Francisco—Oakland—Fremont, CA	24	1,289	3,393	640	1,289	4,033	5,322	26
All Other	207	4,811	19,172	8,330	4,811	27,501	32,313	144

Total	5,471	$136,685	$511,450	$107,941	$136,685	$619,391	$756,075	$5,767

(1)
No costs subsequent to acquisition are capitalized to land.

(2)
Amounts gross of $1.1 million of impairments.

        The following table presents our residential real estate activity during the year ended December 31, 2013 (in thousands):

Beginning balance, January 1, 2013	$99,115
Additions during the year:
Acquisitions through foreclosure	18,867
Gain on conversion of loans to real estate	8,624
Other acquisitions	539,610
Improvements	102,490

Total additions	669,591

Deductions during the year:
Costs of real estate sold	12,842
Depreciation	5,554
Other	1,096

Total deductions	19,492

Ending balance, December 31, 2013	$749,214

        As most of the properties were recently acquired, the carrying amount above approximates the income tax basis. In addition, the operating information for 2012 is not meaningful.

 Starwood Property Trust, Inc. and Subsidiaries

Schedule IV—Mortgage Loans on Real Estate

December 31, 2013

(Dollars in thousands)

Description/ Location	Prior Liens(1)	Face Amount	Carrying Amount	Interest Rate(3)	Payment Terms(3)	Maturity Date(4)
First Mortgages:
Retail, Chandler, AZ	$—	$1,000	$865	L+1.25%	I/O	10/31/2015
Multi-family, Anaheim, CA	—	25,600	22,560	L+1.00%	I/O	10/12/2017
Retail, Escondido, CA	—	8,560	8,131	L+1.30%	P&I	5/12/2015
Industrial, Orange, CA	—	902	902	9.75%	P&I	6/20/2017
Multi-family, Redding, CA	—	4,400	4,284	3.85%	I/O	8/16/2015
Office, Sacramento, CA—1	—	43,250	42,494	L+3.50%	P&I	9/24/2014
Office, Sacramento, CA—2	—	272	272	L+3.50%	I/O	9/24/2014
Office, Sacramento, CA—3	—	1,603	1,602	L+3.50%	I/O	9/24/2014
Office, Sacramento, CA—4	—	755	755	L+3.50%	I/O	9/24/2014
Office, Sacramento, CA—5	—	750	750	L+3.50%	I/O	9/24/2014
Office, Sacramento, CA—6	—	1,168	1,168	L+3.50%	I/O	9/24/2014
Retail, San Bernardino, CA	—	1,070	1,070	10.13%	P&I	5/1/2021
Office, San Diego, CA—1	—	16,375	16,235	L+5.05%	I/O	12/8/2015
Office, San Diego, CA—2	—	16,375	16,239	L+5.05%	I/O	12/8/2015
Mixed Use, San Diego, CA	—	11,600	11,617	L+7.00%	I/O	6/9/2015
Office, Sunnyvale, CA—1	—	38,350	38,074	L+5.50%	I/O*	4/9/2016
Office, Sunnyvale, CA—2	—	20,650	20,658	L+5.50%	I/O*	4/9/2016
Hospitality, Plymouth Meeting, PA—1	—	13,661	13,478	L+2.75%	I/O	8/10/2016
Hospitality, Plymouth Meeting, PA—2	—	8,839	8,758	L+9.75%	I/O	8/10/2016
Other, Stamford, TX	—	3,000	2,983	12.00%	I/O	7/21/2013
Mixed Use, Boston, MA—1	—	46,843	46,148	L+3.25%	I/O	10/15/2018
Mixed Use, Boston, MA—2	—	31,462	31,030	L+8.83%	I/O	10/15/2018
Mixed Use, Aspen, CO	—	8,000	6,410	L+1.00%	I/O	7/19/2017
Multi-family, Washington D.C, DC	—	34,520	34,594	L+5.50%	I/O	11/10/2014
Office, Washington, D.C., DC	—	46,000	45,713	L+5.50%	I/O	10/9/2015
Retail, Fort Meyers, FL	—	5,455	5,496	5.93%	P&I	10/16/2016
Industrial, Jacksonville, FL—1	—	3,414	3,097	7.80%	P&I	8/31/2017
Industrial, Jacksonville, FL—2	—	9,905	7,530	8.18%	I/O*	8/31/2024
Industrial, Jacksonville, FL—3	—	5,881	3,438	8.18%	I/O	8/31/2024
Industrial, Ocala, FL	—	7,983	7,983	9.83%	P&I	2/5/2017
Office, Orlando, FL—1	—	14,631	14,502	L+8.50%	P&I	1/11/2016
Office, Orlando, FL—2	—	14,631	14,540	L+8.50%	P&I	1/11/2016
Industrial, Orlando, FL—1	—	3,460	3,139	7.80%	P&I	8/31/2017
Industrial, Orlando, FL—2	—	10,039	7,632	8.18%	I/O*	8/31/2024
Industrial, Orlando, FL—3	—	5,960	3,484	8.18%	I/O	8/31/2024
Retail, Spring Hill, FL	—	2,985	2,985	9.75%	P&I	9/1/2019
Hospitality, Tallahassee, FL—1	—	7,611	7,572	4.14%	P&I	8/9/2017
Hospitality, Tallahassee, FL—2	—	3,262	3,243	12.69%	P&I	8/9/2017
Office, Tampa, FL	—	17,000	17,073	L+5.00%	I/O	7/6/2014
Hospitality, New Orleans, LA—1	—	68,369	65,831	9.00%	I/O	7/9/2016
Mixed Use, Baltimore, MD	—	51,886	50,852	5.25%	P&I	11/29/2017
Hospitality, Rockville, MD—1	—	32,200	32,188	L+3.25%	I/O	9/6/2015
Hospitality, Rockville, MD—2	—	13,800	13,741	L+9.42%	I/O	9/6/2015
Retail, Greenville, MI	—	1,035	1,035	10.25%	P&I	4/1/2017
Retail, Ionia, MI	—	1,358	1,358	10.00%	P&I	10/1/2017
Multi-family, Robbinsdale, MN	—	1,306	1,306	9.50%	P&I	10/10/2014
Office, St. Louis Park, MN	—	390	390	10.50%	P&I	5/1/2014
Mixed Use, Charlotte, NC—1	—	5,500	5,524	L+9.75%	I/O	1/9/2016
Mixed Use, Charlotte, NC—2	—	5,500	5,538	L+9.75%	I/O	1/9/2016
Showroom, High Point, NC—1	—	97,496	97,056	L+6.00%	P&I	7/6/2016

Description/ Location	Prior Liens(1)	Face Amount	Carrying Amount	Interest Rate(3)	Payment Terms(3)	Maturity Date(4)
Showroom, High Point, NC—2	—	73,122	72,792	L+6.00%	P&I	7/6/2016
Retail, Devils Lake, ND	—	1,067	1,067	10.00%	P&I	1/1/2017
Retail, Chester, NJ	—	15,282	15,253	7.75%	I/O*	10/5/2015
Hospitality, Newark, NJ	—	10,733	10,734	7.13%	P&I	7/6/2014
Retail, Albuquerque, NM—1	—	12,555	12,498	L+5.75%	I/O*	12/9/2015
Retail, Albuquerque, NM—2	—	12,555	12,504	L+5.75%	I/O*	12/9/2015
Retail, Albuquerque, NM—3	—	1,053	1,009	L+5.75%	I/O*	12/9/2015
Retail, Albuquerque, NM—4	—	1,053	1,009	L+5.75%	I/O*	12/9/2015
Multi-family, Reno, NV	—	4,500	4,023	L+1.15%	I/O	12/31/2016
Retail, Garden City, NY	—	2,750	2,733	5.74%	P&I	11/30/2017
Retail, New York City, NY	—	133,594	133,337	L+3.00%	I/O	10/9/2015
Multi, London, UK	—	2,155	2,106	5.02%	I/O	8/7/2016
Hospitality, Calistoga, CA—1	—	18,900	18,718	L+2.90%	I/O	12/9/2016
Hospitality, Calistoga, CA—2	—	10,100	10,002	L+8.21%	I/O	12/9/2016
Office, Dallas, TX—1	—	529	485	L+5.50%	I/O*	12/9/2015
Office, Dallas, TX—2	—	176	162	L+5.50%	I/O*	12/9/2015
Mixed Use, London, England, International	—	24,836	24,476	8.55%	I/O	12/30/2017
Office, New York City, NY—1	—	29,670	25,578	5.24%	P&I	12/31/2014
Office, New York City, NY—2	—	25,489	22,008	5.10%	P&I	12/31/2014
Hospitality, New York City, NY—1	—	23,000	23,094	L+5.75%	I/O	7/6/2015
Hospitality, New York City, NY—2	—	9,532	9,383	L+10.00%	I/O	7/11/2015
Hospitality, New York City, NY—3	—	123	123	L+10.00%	I/O	7/11/2015
Mixed Use, New York City, NY—1	—	30,392	30,699	L+8.75%	I/O	1/11/2016
Mixed Use, New York City, NY—2	—	4,416	4,195	L+8.75%	I/O	1/11/2016
Mixed Use, New York City, NY—3	—	15,795	16,003	L+8.75%	I/O	1/11/2016
Mixed Use, Chicago, IL—1	—	28,769	29,867	L+8.25%	I/O	6/26/2015
Mixed Use, Chicago, IL—2	—	8,809	8,729	L+8.25%	I/O	6/26/2015
Office, San Jose, CA	—	84,000	82,951	L+2.25%	I/O	10/9/2016
Office, Orange, CA—1	—	30,000	29,723	L+2.25%	I/O	8/9/2017
Office, Orange, CA—2	—	10,000	9,986	L+9.45%	I/O	8/9/2017
Development, Flushing, NY	—	10,000	10,124	L+7.75%	I/O	9/11/2014
Office, West Conshohocken, PA—1	—	20,150	19,951	L+2.25%	P&I	1/9/2017
Office, West Conshohocken, PA—2	—	10,850	10,742	L+9.82%	P&I	1/9/2017
Residential, New York, NY—1	—	10,883	10,885	L+4.34%	I/O	12/18/2016
Residential, New York, NY—2	—	5,571	5,571	L+4.34%	I/O	12/18/2016
Residential, New York, NY—3	—	11,589	11,590	L+4.34%	I/O	12/18/2016
Residential, New York, NY—4	—	20,264	20,267	L+4.34%	I/O	12/18/2016
Hospitality, Kailua-Kona, HI—1	—	169,270	168,097	L+3.00%	I/O	7/9/2018
Hospitality, Kailua-Kona, HI—2	—	51,517	51,257	L+8.36%	I/O	7/9/2018
Mixed Use, New York City, NY—4	—	15,776	15,789	L+3.50%	I/O	4/10/2018
Mixed Use, New York City, NY—5	—	4,797	4,801	L+3.50%	I/O	4/10/2018
Hospitality, New York City, NY—4	—	9,123	9,126	10.00%	I/O	11/7/2016
Residential, Las Vegas, NV—1	—	39,400	39,010	L+4.25%	I/O	1/9/2017
Residential, Las Vegas, NV—2	—	23,450	23,218	L+4.25%	I/O	1/9/2017
Residential, Las Vegas, NV—3	—	38,640	38,258	L+4.25%	I/O	1/9/2017
Residential, Las Vegas, NV—4	—	37,310	36,941	L+4.25%	I/O	1/9/2017
Residential, Las Vegas, NV—5	—	11,200	11,089	L+4.25%	I/O	1/9/2017
Retail, Baden, PA	—	4,000	3,978	10.00%	I/O	7/6/2013
Retail, Pleasant Hills, PA	—	56,500	57,395	L+4.50%	I/O	7/9/2014
Ground Lease, Bethesda, MD	—	15,000	15,224	L+4.75%	I/O	10/11/2015
Retail, Mitchell, SD	—	1,096	1,096	10.00%	P&I	1/1/2017
Retail, Oak Ridge, TN	—	1,116	1,116	10.00%	P&I	4/15/2017
Office, Austin, TX—1	—	15,938	15,845	L+5.40%	I/O*	12/8/2015
Office, Austin, TX—2	—	9,563	9,507	L+5.40%	I/O*	12/8/2015
Office, Austin, TX—3	—	60,000	60,000	5.84%	I/O*	6/11/2017
Office, Austin, TX—4	—	35,000	35,000	6.13%	I/O*	6/11/2017
Office, Dallas, TX—3	—	33,750	33,567	L+5.50%	I/O*	12/9/2015
Office, Dallas, TX—4	—	11,250	11,189	L+5.50%	I/O*	12/9/2015

Description/ Location	Prior Liens(1)	Face Amount	Carrying Amount	Interest Rate(3)	Payment Terms(3)	Maturity Date(4)
Retail, Various, USA—1	—	1,312	1,236	6.64%	P&I	10/21/2018
Retail, Various, USA—2	—	1,209	1,139	6.03%	P&I	10/21/2018
Retail, Various, USA—3	—	1,164	1,096	6.03%	P&I	10/21/2018
Retail, Various, USA—4	—	1,298	1,223	6.03%	P&I	10/21/2018
Retail, Various, USA—5	—	2,099	1,976	6.03%	P&I	10/21/2018
Retail, Various, USA—6	—	1,706	1,607	5.82%	P&I	10/21/2018
Retail, Various, USA—7	—	68,710	68,188	L+7.00%	I/O	10/20/2016
Mixed Use, San Francisco, CA—1	—	34,201	33,877	L+2.35%	I/O	11/9/2016
Mixed Use, San Francisco, CA—2	—	12,650	12,640	L+8.83%	I/O	11/9/2016
Mixed Use, San Francisco, CA—3	—	28,580	28,309	L+2.35%	I/O	11/9/2016
Mixed Use, San Francisco, CA—4	—	10,571	10,547	L+8.83%	I/O	11/9/2016
Other, Various, USA	—	46,766	42,359	10.00%	P&I	5/9/2025
Hospitality, Various, USA	—	35,213	35,189	L+3.50%	P&I	7/9/2014
Hospitality, Roanoke, VA	—	4,636	4,489	5.63%	P&I	5/5/2015
Retail, Poulsbo, WA	—	3,310	3,352	6.10%	I/O	9/13/2017
Office, Brookfield, WI	—	14,804	14,728	L+5.50%	I/O*	10/6/2015
Hospitality, Orlando, FL—1	—	21,000	20,793	L+3.00%	P&I	1/9/2017
Hospitality, Orlando, FL—2	—	9,000	8,988	L+9.33%	P&I	1/9/2017
Office, London, England, International	—	347,697	343,455	L+3.90%	I/O	10/1/2018
Retail, Orland Park, IL	—	13,057	13,022	5.00%	P&I	12/31/2014
Office, Chicago, IL	—	37,212	37,204	5.00%	I/O*	6/1/2015
LNR Loans Held for Sale, Various	—	209,099	206,672	4.9% - 5.8%	P&I, I/O*	1/2019 - 1/2024
LNR Loans Held for Investment, Various	—	17,144	12,780	L+1.95% - 7.99%	P&I	5/2016 - 6/2033
Subordinated Debt and Mezzanine:
Assisted Living, Mobile, AL	15,406	4,721	4,741	12.02%	I/O*	7/6/2021
Industrial, Montgomery, AL—1	6,221	18,050	14,375	8.18%	I/O*	8/31/2024
Industrial, Montgomery, AL—2	—	5,359	3,443	8.18%	I/O	8/31/2024
Office, Glendale, CA	35,461	14,550	14,518	L+10.42%	I/O	10/11/2015
Resort, Mammoth Lakes, CA	145,000	35,000	34,795	14.00%	I/O	4/13/2017
Hospitality, San Diego, CA—1	17,086	6,346	6,346	12.66%	I/O*	3/6/2016
Hospitality, San Diego, CA—2	14,973	5,026	4,982	L+10.96%	P&I	8/9/2017
Hospitality, Miami Beach, FL	—	7,760	7,691	L+13.00%	I/O	1/11/2017
Office, San Francisco, CA—1	82,170	34,650	34,500	L+8.50%	I/O	11/11/2015
Office, San Francisco, CA—2	—	566	532	L+8.50%	I/O	11/11/2015
Office, San Francisco, CA—3	28,275	9,425	9,372	L+8.60%	I/O	3/9/2016
Office, San Francisco, CA—4	78,000	37,000	37,054	L+9.31%	I/O	8/9/2016
Hospitality, Estes Park, CO—1	—	7,400	8,545	14.00%	I/O	1/6/2016
Hospitality, Estes Park, CO—2	10,741	4,199	4,174	17.45%	P&I	1/6/2016
Industrial, Opa Locka, FL—1	2,840	624	365	8.18%	I/O	8/31/2024
Industrial, Opa Locka, FL—2	5,981	17,354	13,820	8.18%	I/O*	8/31/2024
Industrial, Opa Locka, FL—3	—	5,152	3,310	8.18%	I/O	8/31/2024
Industrial, Fitzgerald, GA	8,322	1,828	1,069	8.18%	I/O	8/31/2024
Retail, Europe, International	593,450	31,543	31,232	12.00%	I/O	6/21/2014
Industrial, West Hammond, LA—1	7,506	21,778	17,343	8.18%	I/O*	8/31/2024
Industrial, West Hammond, LA—2	—	6,465	4,154	8.18%	I/O	8/31/2024
Office, New York City, NY—1	231,162	10,871	9,989	7.19%	P&I	7/11/2016
Office, New York City, NY—2	94,500	40,500	40,410	L+10.15%	I/O	5/11/2015
Office, New York City, NY—3	30,450	13,050	13,108	8.72%	I/O*	10/6/2023
Office, New York City, NY—4	43,050	18,450	18,532	8.72%	I/O*	10/6/2023
Office, New York City, NY—5	86,673	39,332	39,274	L+9.69%	I/O	7/9/2015
Office, New York City, NY—6	—	1,313	1,254	L+9.69%	I/O	7/9/2015
Retail, New York City, NY—1	—	103,125	107,678	L+22.64%	I/O	10/9/2015
Retail, New York City, NY—2	—	1,170	1,174	L+10.20%	I/O	10/9/2015
Residential, London, UK	—	7,190	7,129	15.12%	I/O	8/7/2016
Other, Burbank, CA	67,000	48,000	47,922	L+10.08%	I/O	9/6/2018
Office, San Jose, CA	—	28,000	27,877	L+9.45%	I/O	10/9/2016
Office, Austin, TX—1	121,300	28,700	25,886	6.52%	I/O*	6/11/2017
Office, Austin, TX—2	—	23,000	20,195	5.92%	I/O*	6/11/2017

Description/ Location	Prior Liens(1)	Face Amount	Carrying Amount	Interest Rate(3)	Payment Terms(3)	Maturity Date(4)
Parking Glendale, CA	—	647	613	L+10.42%	I/O	10/11/2015
Office, London, England, International	—	99,342	98,157	5.61%	I/O	10/1/2018
Mixed Use, Various, USA	—	140,000	136,878	L+10.90%	I/O	4/10/2018
Hospitality, New Orleans, LA—1	—	84,000	83,309	L+9.00%	I/O	7/10/2016
Hospitality, New Orleans, LA—1	—	22,000	21,793	L+9.00%	I/O	7/10/2016
Hospitality, Marina del Rey, CA—1	26,241	10,800	10,790	L+19.00%	I/O	4/9/2016
Hospitality, Marina del Rey, CA—2	—	446	398	L+19.00%	I/O	4/9/2016
Hospitality, Aberdeen, MD	191,020	40,592	40,837	L+7.52%	I/O*	8/6/2015
Hospitality, San Francisco, CA	59,000	31,000	30,896	L+9.78%	I/O	7/1/2015
Residential, Las Vegas, NV	—	8,000	7,921	L+9.25%	I/O	1/9/2017
Retail, Columbus, OH	320,000	85,000	75,066	6.97%	I/O	8/8/2017
Office, Philadelphia, PA	80,000	15,000	15,260	L+10.75%	I/O	6/9/2014
Office, Nashville, TN	14,475	2,535	2,535	12.00%	P&I	5/6/2016
Hospitality, Various, USA—1	35,213	15,091	15,078	L+11.83%	P&I	7/8/2014
Hospitality, Various, USA—2	96,627	89,149	91,351	11.26%	I/O*	1/6/2016
Hospitality, Various, USA—3	2,520,000	18,750	18,750	11.50%	I/O	12/1/2019
Hospitality, Various, USA—4	872,801	99,255	95,287	L+7.00%	I/O	3/9/2014
Hospitality, Various, USA—5	—	24,814	23,822	L+7.00%	I/O	3/9/2014
Hospitality, Various, USA—6	1,163,267	24,899	24,899	10.00%	I/O	10/1/2017
Hospitality, Various, USA—7	75,000	70,000	71,390	11.87%	I/O	5/6/2016
Hospitality, Various, USA—8	164,015	80,931	81,023	12.50%	I/O	7/20/2014
Hospitality, Various, USA—9	744,173	49,671	49,496	L+11.65%	I/O	1/23/2018
Retail, Various, USA—1	29,516	12,456	12,441	14.28%	I/O*	11/1/2015
Retail, Various, USA—2	7,470	3,152	3,149	14.28%	I/O*	11/1/2015
Retail, Various, USA—3	15,461	6,524	6,517	14.28%	I/O*	11/1/2015
Retail, Various, USA—4	47,486	20,039	20,016	14.28%	I/O*	11/1/2015
Retail, Various, USA—5	25,649	8,004	7,986	11.81%	I/O*	1/6/2016
Office, Rosslyn, VA—1	—	4,770	4,770	L+10.50%	I/O	5/8/2017
Office, Rosslyn, VA—2	165,000	45,000	45,017	L+10.21%	I/O	5/8/2017
Hospitality, Seattle, WA	30,608	10,300	10,385	11.00%	I/O	7/6/2016
Office, Chicago, IL	37,212	26,569	26,564	14.59%	I/O*	6/1/2015
Retail, Orland Park, IL	13,057	2,424	2,417	17.02%	P&I	12/31/2014
Loan Loss Allowance	—	—	(3,984)
Prepaid Loan Costs, Net	—	—	(884)

	$8,458,858	$4,845,115	$4,750,804

Description/ Location	Prior Liens(1)	Face Amount	Carrying Amount	Interest Rate(3)	Payment Terms(3)	Maturity Date(4)
Non-performing residential loans:
South Atlantic	$—	$239,450	$116,327	Fixed: 2.00% - 9.80%	Various	Oct 2013 - May 2053
				Floating: 0.50% - 11.30%
Middle Atlantic	—	98,909	42,183	Fixed: 2.75% - 12.15%	Various	Sept 2022 - Dec 2049
				Floating: 2.00% - 11.00%
Pacific	—	45,483	24,025	Fixed: 2.00% - 9.88%	Various	Aug 2013 - Nov 2051
				Floating: 2.00% - 10.30%
New England	—	13,488	6,528	Fixed: 2.98% - 8.73%	Various	Oct 2033 - Aug 2051
				Floating: 2.00% - 12.25%
East North Central	—	25,652	10,965	Fixed: 4.00% - 11.50%	Various	June 2020 - Dec 2042
				Floating: 2.00% - 10.80%
West South Central	—	9,064	5,474	Fixed: 2.00% - 12.20%	Various	March 2021 - Sept 2052
				Floating: 2.00% - 9.75%
East South Central	—	7,080	4,385	Fixed: 6.00% - 11.70%	Various	May 2018 - May 2053
				Floating: 2.00% - 11.00%
Mountain	—	7,804	3,783	Fixed: 2.97% - 6.50%	Various	April 2031 - Dec 2049
				Floating: 2.00% - 9.40%
West North Central	—	3,177	1,701	Fixed: 6.88% - 8.82%	Various	Sept 2035 - Dec 2049
				Floating: 2.00% - 10.85%

	$—	$450,107	$215,371

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

        For the activity within our loan portfolio during the years ended December 31, 2013, 2012 and 2011, refer to the loan activity table in Note 5 to our consolidated financial statements included herein.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        Disclosure Controls and Procedures.—We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures.

        As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

        As of December 31, 2013, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on this assessment, our management has concluded that our internal control over financial reporting as of December 31, 2013 is effective. Management excluded LNR from its assessment of the effectiveness of internal control over financial reporting, as the Company may omit an assessment of an acquired business's internal control over financial reporting from its assessment of the registrant's internal control for up to one year from the acquisition date.

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

        The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2013.

        Changes to Internal Control Over Financial Reporting.    No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Recent Legislation

        Pursuant to recently enacted legislation, as of January 1, 2013, (1) the maximum tax rate on "qualified dividend income" received by U.S. stockholders taxed at individual rates is 20%, (2) the maximum tax rate on long-term capital gain applicable to U.S. stockholders taxed at individual rates is 20%, and (3) the highest marginal individual income tax rate is 39.6%. Pursuant to such legislation, the backup withholding rate remains at 28%. We urge you to consult your tax advisors regarding the impact of this legislation on the purchase, ownership and sale of our stock.

Taxation of Taxable U.S. Stockholders

        For payments after June 30, 2014, a U.S. withholding tax at a 30% rate will be imposed on dividends paid on our stock received by U.S. stockholders who own their stock through foreign accounts or foreign intermediaries if certain disclosure requirements related to U.S. accounts or ownership are not satisfied. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed on proceeds from the sale of our stock received after December 31, 2016 by U.S. stockholders who own their stock through foreign accounts or foreign intermediaries. We will not pay any additional amounts in respect of any amounts withheld.

Taxation of Non-U.S. Stockholders

        For payments after December 31, 2013, a U.S. withholding tax at a 30% rate will be imposed on dividends paid on our stock received by certain non-U.S. stockholders if they held our stock through foreign entities that fail to meet certain disclosure requirements related to U.S. persons that either have accounts with such entities or own equity interests in such entities. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed on proceeds from the sale of our stock received after December 31, 2016 by certain non-U.S. stockholders. If payment of withholding taxes is required, non-U.S. stockholders that are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes with respect of such dividends and proceeds will be required to seek a refund from the IRS to obtain the benefit or such exemption or reduction. We will not pay any additional amounts in respect of any amounts withheld.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information required by this Item with respect to members of our board of directors and with respect to our Audit Committee will be contained in the Proxy Statement for the 2014 Annual Meeting of Shareholders ("2014 Proxy Statement") under the captions "Election of Directors" and "Board and Committee Meetings—Audit Committee" and in the chart disclosing Audit Committee membership and is incorporated herein by this reference. Information required by this Item with respect to our executive officers will be contained in the 2014 Proxy Statement under the caption "Executive Officers," and is incorporated herein by this reference. Information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be contained in the 2014 Proxy Statement under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934," and is incorporated herein by this reference.

Code of Ethics

        We have adopted a Code of Business Conduct and Ethics for all directors, officers and employees of the Company which is available on our website at www.starwoodpropertytrust.com. In addition, stockholders may request a free copy of the Code of Business Conduct and Ethics from:

Starwood Property Trust, Inc.
Attention: Investor Relations
591 West Putnam Avenue
Greenwich, CT 06830
(202) 422-7700

        We have also adopted a Code of Ethics for our Principal Executive Officer and Senior Financial Officers setting forth a code of ethics applicable to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, which is available on our website at www.starwoodpropertytrust.com. Stockholders may request a free copy of the Code of Ethics for Principal Executive Officer and Senior Financial Officers from the address and phone number set forth above.

Corporate Governance Guidelines

        We have also adopted Corporate Governance Guidelines, which are available on our website at www.starwoodpropertytrust.com. Stockholders may request a free copy of the Corporate Governance Guidelines from the address and phone number set forth above.

Item 11.    Executive Compensation.

        Information required by this Item will be contained in the 2014 Proxy Statement under the captions "Executive Compensation" and "Compensation of Directors" and is incorporated herein by this reference, provided that the Compensation Committee Report shall not be deemed to be "filed" with this Annual Report on Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information required by this Item will be contained in the 2014 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners, Directors and Management" and "Equity Compensation Plan Information" and is incorporated herein by this reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Information required by this Item will be contained in the 2014 Proxy Statement under the captions "Certain Relationships and Related Transactions" and "Corporate Governance—Determination of Director Independence" and is incorporated herein by this reference.

Item 14.    Principal Accountant Fees and Services.

        Information required by this Item will be contained in the 2014 Proxy Statement under the captions "Independent Registered Public Accounting Firm" and "Pre-Approval Policies for Services of Independent Registered Public Accounting Firm" and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)
Documents filed as part of this report:

(1)
Financial Statements:

    See Item 8—"Financial Statements and Supplementary Data", filed herewith, for a list of financial statements.

  (2)
  Financial Statement Schedules:

    Included within Item 8:

      Schedule III—Residential Real Estate

      Schedule IV—Mortgage Loans on Real Estate

  (3)
  Exhibits:

Exhibit No.	Description
2.1	Unit Purchase Agreement, dated January 23, 2013, by and among Starwood Property Trust, Inc., LNR Property LLC, Aozora Investments LLC, CBR I LLC, iStar Marlin LLC, Opps VIIb LProp, L.P. and VNO LNR Holdco LLC (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed January 24, 2013)
2.2
Separation and Distribution Agreement, dated January 16, 2014, by and between Starwood Property Trust, Inc. and Starwood Waypoint Residential Trust (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed January 21, 2014).
3.1	Articles of Amendment and Restatement of Starwood Property Trust, Inc. (Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q filed November 16, 2009)
3.2	Bylaws of Starwood Property Trust, Inc. (Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q filed November 16, 2009)
4.1
Form of Indenture for Senior Debt Securities between the Company and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-3 filed February 11, 2013)
4.2
First Supplemental Indenture, dated as of February 15, 2013, between the Company and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed February 15, 2013)
4.3	Form of 4.55% Convertible Senior Notes due 2018 (Incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed February 15, 2013)
4.4
Second Supplemental Indenture, dated as of July 3, 2013, between the Company and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed July 3, 2013)
4.5	Form of 4.00% Convertible Senior Notes due 2019 (Incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed July 3, 2013)
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

Exhibit No.	Description
10.15	Master Repurchase Agreement, dated December 2, 2010, between Starwood Property Mortgage Sub-3, L.L.C. and Goldman Sachs Mortgage Company (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 6, 2010)
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
10.18	First Amendment to the Starwood Property Trust, Inc. Manager Equity Plan (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 6, 2013).
10.19	First Amendment to the Starwood Property Trust, Inc. Equity Plan (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed May 6, 2013).
10.20
Second Amended and Restated Master Repurchase and Securities Contract, dated January 27, 2014, between and among Starwood Property Mortgage Sub 2, L.L.C., Starwood Property Mortgage Sub-2-A, L.L.C. and Wells Fargo Bank, National Association
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Starwood Property Trust, Inc.
Date: February 26, 2014
	By:	/s/ BARRY S. STERNLICHT Barry S. Sternlicht Chief Executive Officer and Chairman of the Board of Directors

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 26, 2014	By:	/s/ BARRY S. STERNLICHT Barry S. Sternlicht Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Date: February 26, 2014	By:	/s/ PERRY STEWART WARD Perry Stewart Ward Chief Financial Officer(Principal Financial and Accounting Officer)
Date: February 26, 2014	By:	/s/ JEFFREY G. DISHNER Jeffrey G. Dishner Director
Date: February 26, 2014	By:	/s/ BOYD W. FELLOWS Boyd W. Fellows President and Director
Date: February 26, 2014	By:	/s/ RICHARD D. BRONSON Richard D. Bronson Director
Date: February 26, 2014	By:	/s/ JEFFREY F. DIMODICA Jeffrey F. DiModica Director

Date: February 26, 2014	By:	/s/ CAMILLE J. DOUGLAS Camille J. Douglas Director
Date: February 26, 2014	By:	/s/ STRAUSS ZELNICK Strauss Zelnick Director