Form 10-Q
period 2014-03-31
STARWOOD PROPERTY TRUST, INC.
filed 2014-05-06
CIK 1465128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of May 6, 2014 was 221,385,672.

Special Note Regarding Forward-Looking Statements

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

These forward-looking statements are based largely on our current beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors that may cause actual results to vary from our forward-looking statements include, but are not limited to:

•                  factors described in our Annual Report on Form 10-K for the year ended December 31, 2013, including those set forth under the captions “Risk Factors” and “Business”;

•                  defaults by borrowers in paying debt service on outstanding indebtedness;

•                  impairment in the value of real estate property securing our loans;

•                  availability of mortgage origination and acquisition opportunities acceptable to us;

•                  our ability to fully integrate LNR Property LLC, a Delaware limited liability company (“LNR”), which was acquired on April 19, 2013, into our business and achieve the benefits that we anticipate from this acquisition;

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

•                  increased competition from entities engaged in mortgage lending and securities investing activities;

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands, except share data)

	As of March 31, 2014	As of December 31, 2013
Assets:
Cash and cash equivalents	$226,471	$317,627
Restricted cash	43,117	69,052
Loans held-for-investment, net	4,634,923	4,363,718
Loans held-for-sale, at fair value	186,837	206,672
Loans transferred as secured borrowings	143,042	180,414
Investment securities ($553,933 and $566,789 held at fair value)	923,085	935,107
Intangible assets—servicing rights ($144,898 and $150,149 held at fair value)	168,056	177,173
Residential real estate, net	—	749,214
Non-performing residential loans	—	215,371
Investment in unconsolidated entities	104,520	122,954
Goodwill	140,437	140,437
Derivative assets	4,617	7,769
Accrued interest receivable	34,515	37,630
Other assets	111,223	95,813
Variable interest entity (“VIE”) assets, at fair value	118,451,518	103,151,624
Total Assets	$125,172,361	$110,770,575
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$137,831	$225,374
Related-party payable	29,458	17,793
Dividends payable	95,424	90,171
Derivative liabilities	18,057	24,192
Secured financing agreements, net	2,601,062	2,257,560
Convertible senior notes, net	1,000,839	997,851
Secured borrowings on transferred loans	143,038	181,238
VIE liabilities, at fair value	117,931,005	102,649,263
Total Liabilities	121,956,714	106,443,442
Commitments and contingencies (Note 21)
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 196,711,522 issued and 196,085,672 outstanding as of March 31, 2014 and 196,139,045 issued and 195,513,195 outstanding as of December 31, 2013	1,967	1,961
Additional paid-in capital	3,192,245	4,300,479
Treasury stock (625,850 shares)	(10,642)	(10,642)
Accumulated other comprehensive income	80,115	75,449
Accumulated deficit	(59,542)	(84,719)
Total Starwood Property Trust, Inc. Stockholders’ Equity	3,204,143	4,282,528
Non-controlling interests in consolidated subsidiaries	11,504	44,605
Total Equity	3,215,647	4,327,133
Total Liabilities and Equity	$125,172,361	$110,770,575

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2014	2013
Revenues:
Interest income from loans	$104,910	$67,690
Interest income from investment securities	29,454	16,240
Servicing fees	34,211	—
Other revenues	3,404	79
Total revenues	171,979	84,009
Costs and expenses:
Management fees	27,821	15,069
Interest expense	37,831	17,426
General and administrative	46,101	4,038
Business combination costs	—	4,196
Acquisition and investment pursuit costs	394	81
Depreciation and amortization	4,636	—
Loan loss allowance	497	30
Other expense	1,689	33
Total costs and expenses	118,969	40,873
Income before other income, income taxes and non-controlling interests	53,010	43,136
Other income:
Income of consolidated VIEs, net	56,004	—
Change in fair value of servicing rights	(5,251)	—
Change in fair value of investment securities, net	8,361	405
Change in fair value of mortgage loans held-for-sale, net	20,893	—
Earnings from unconsolidated entities	64	741
Gain on sale of investments, net	1,555	13,524
(Loss) gain on derivative financial instruments, net	(7,866)	16,228
Foreign currency gain (loss), net	1,477	(7,665)
Total other-than-temporary impairment (“OTTI”)	(1,192)	(527)
Noncredit portion of OTTI recognized in other comprehensive income (loss)	979	485
Net impairment losses recognized in earnings	(213)	(42)
Other income, net	18	—
Total other income	75,042	23,191
Income from continuing operations before income taxes	128,052	66,327
Income tax provision	(5,620)	(615)
Income from continuing operations	122,432	65,712
Loss from discontinued operations, net of tax (Note 3)	(1,551)	(2,288)
Net income	120,881	63,424
Net income attributable to non-controlling interests	(280)	(1,181)
Net income attributable to Starwood Property Trust, Inc.	$120,601	$62,243

Per share data:
Basic earnings per share data:
Income from continuing operations attributable to Starwood Property Trust, Inc.	$0.62	$0.47
Loss from discontinued operations attributable to Starwood Property Trust, Inc.	(0.01)	(0.01)
Net income attributable to Starwood Property Trust, Inc.	$0.61	$0.46
Diluted earnings per share data:
Income from continuing operations attributable to Starwood Property Trust, Inc.	$0.61	$0.47
Loss from discontinued operations attributable to Starwood Property Trust, Inc.	(0.01)	(0.01)
Net income attributable to Starwood Property Trust, Inc.	$0.60	$0.46

Dividends declared per common share	$0.48	$0.44

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, amounts in thousands)

	For the Three Months Ended March 31,
	2014	2013
Net income	$120,881	$63,424
Other comprehensive income (loss) (net change by component):
Cash flow hedges	122	279
Available-for-sale securities	3,498	(2,349)
Foreign currency remeasurement	1,046	(7,061)
Other comprehensive income (loss)	4,666	(9,131)
Comprehensive income	125,547	54,293
Less: Comprehensive income attributable to non-controlling interests	(280)	(1,181)
Comprehensive income attributable to Starwood Property Trust, Inc.	$125,267	$53,112

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited, amounts in thousands, except share data)

	Common stock		Additional				Accumulated Other Comprehensive	Total Starwood Property Trust, Inc.	Non-
		Par	Paid-In	Treasury Stock		Accumulated	Income	Stockholders’	Controlling	Total
	Shares	Value	Capital	Shares	Amount	Deficit	(Loss)	Equity	Interests	Equity

Balance, January 1, 2014	196,139,045	$1,961	$4,300,479	625,850	$(10,642)	$(84,719)	$75,449	$4,282,528	$44,605	$4,327,133
Stock-based compensation	434,189	4	7,203	—	—	—	—	7,207	—	7,207
Manager incentive fee paid in stock	138,288	2	3,306	—	—	—	—	3,308	—	3,308
Net income	—	—	—	—	—	120,601	—	120,601	280	120,881
Dividends declared, $0.48 per share	—	—	—	—	—	(95,424)	—	(95,424)	—	(95,424)
Spin-off of Starwood Waypoint Residential Trust	—	—	(1,118,743)	—	—	—	—	(1,118,743)	(1,594)	(1,120,337)
Other comprehensive income, net	—	—	—	—	—	—	4,666	4,666	—	4,666
Distribution to non-controlling interests	—	—	—	—	—	—	—	—	(31,787)	(31,787)
Balance, March 31, 2014	196,711,522	$1,967	$3,192,245	625,850	$(10,642)	$(59,542)	$80,115	$3,204,143	$11,504	$3,215,647

Balance, January 1, 2013	136,125,356	$1,361	$2,721,353	625,850	$(10,642)	$(72,401)	$79,675	$2,719,346	$77,859	$2,797,205
Convertible senior notes	—	—	28,118	—	—	—	—	28,118	—	28,118
Stock-based compensation	187,501	2	4,654	—	—	—	—	4,656	—	4,656
Manager incentive fee paid in stock	13,188	—	366	—	—	—	—	366	—	366
Net income	—	—	—	—	—	62,243	—	62,243	1,181	63,424
Dividends declared, $0.44 per share	—	—	—	—	—	(60,147)	—	(60,147)	—	(60,147)
Other comprehensive loss, net	—	—	—	—	—	—	(9,131)	(9,131)	—	(9,131)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	6	6
Distribution to non-controlling interests	—	—	—	—	—	—	—	—	(44,098)	(44,098)
Balance, March 31, 2013	136,326,045	$1,363	$2,754,491	625,850	$(10,642)	$(70,305)	$70,544	$2,745,451	$34,948	$2,780,399

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	For the Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net income	$120,881	$63,424
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	2,895	3,193
Amortization of convertible debt discount and deferred fees	2,988	841
Accretion of net discount on investment securities	(7,398)	(9,180)
Accretion of net deferred loan fees and discounts	(1,806)	(7,856)
Amortization of premium from secured borrowings on transferred loans	(787)	(374)
Share-based compensation	7,207	4,656
Share-based component of incentive fees	3,308	366
Change in fair value of fair value option investment securities	(8,361)	—
Change in fair value of consolidated VIEs	(21,877)	—
Change in fair value of servicing rights	5,251	—
Change in fair value of loans held-for-sale	(20,893)	—
Change in fair value of derivatives	7,110	(16,318)
Foreign currency (gain) loss, net	(1,492)	7,390
Gain on non-performing loans and sale of investments	(2,498)	(15,004)
Other-than-temporary impairment of investment securities	213	42
Loan loss allowance	497	30
Depreciation and amortization	5,786	713
Earnings from unconsolidated entities	(64)	—
Distributions of earnings from unconsolidated entities	956	—
Changes in operating assets and liabilities:
Related-party payable, net	11,665	9,307
Accrued interest receivable, less purchased interest	3,063	1,802
Other assets	(20,474)	5,839
Accounts payable, accrued expenses and other liabilities	(22,574)	35,984
Originations of loans held-for-sale, net of principal collections	(261,733)	—
Proceeds from sale of loans held-for-sale	302,461	—
Net cash provided by operating activities	104,324	84,855
Cash Flows from Investing Activities:
Spin-off of Starwood Waypoint Residential Trust	(111,960)	—
Purchase of investment securities	(9,890)	(37,175)
Proceeds from sales of investment securities	27,883	19,480
Proceeds from principal collections on investment securities	8,227	21,726
Origination and purchase of loans held-for-investment	(728,594)	(129,817)
Proceeds from principal collections on loans	316,428	93,651
Proceeds from loans sold	146,400	44,631
Acquisition and improvement of single family homes	(61,901)	(114,925)
Proceeds from sale of single family homes	1,784	3,360
Purchase of non-performing loans	—	(104,142)
Proceeds from sale of non-performing loans	1,153	—
Distribution of capital from unconsolidated entities	17,834	150
Payments for purchase or termination of derivatives	(11,274)	—
Proceeds from termination of derivatives	799	—
Return of investment basis in purchased derivative asset	407	518
Deposit on purchase of LNR	—	(40,665)
Decrease (increase) in restricted cash, net	234	(38,040)
Net cash used in investing activities	(402,470)	(281,248)

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited, amounts in thousands)

	For the Three Months Ended March 31,
	2014	2013
Cash Flows from Financing Activities:
Borrowings under financing agreements	$997,767	$347,521
Proceeds from issuance of convertible senior notes	—	587,700
Principal repayments on borrowings	(656,573)	(625,513)
Payment of deferred financing costs	(7,418)	(24)
Payment of dividends	(90,171)	(73,796)
Contributions from non-controlling interests	—	6
Distributions to non-controlling interests	(31,788)	(44,098)
Issuance of debt of consolidated VIEs	45,761	—
Repayment of debt of consolidated VIEs	(53,385)	—
Distributions of cash from consolidated VIEs	2,740	—
Net cash provided by financing activities	206,933	191,796
Net decrease in cash and cash equivalents	(91,213)	(4,597)
Cash and cash equivalents, beginning of period	317,627	177,671
Effect of exchange rate changes on cash	57	—
Cash and cash equivalents, end of period	$226,471	$173,074
Supplemental disclosure of cash flow information:
Cash paid for interest	$44,638	$10,536
Income taxes paid	2,725	327
Supplemental disclosure of non-cash investing and financing activities:
Net assets distributed in spin-off of Starwood Waypoint Residential Trust	$1,008,377	$—
Dividends declared, but not yet paid	95,424	60,147
Unsettled trade receivable	—	206,608
Consolidation of VIEs (VIE asset/liability additions)	20,236,513	—
Deconsolidation of VIEs (VIE asset/liability reductions)	1,289,569	—
Conversion of non-performing residential loans to residential real estate	3,590	—

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of March 31, 2014

(Unaudited)

1. Business and Organization

Starwood Property Trust, Inc. (“STWD” together with its subsidiaries, “we” or the “Company”) is a Maryland corporation that commenced operations in August 2009, upon the completion of our initial public offering (“IPO”). We are focused primarily on originating, acquiring, financing and managing commercial mortgage loans and other commercial real estate debt investments, commercial mortgage-backed securities (“CMBS”), and other commercial real estate-related debt investments in both the U.S. and Europe. We refer to the following as our target assets:

• commercial real estate mortgage loans, including preferred equity interests;

• CMBS; and

• other commercial real estate-related debt investments.

We may also invest in residential mortgage-backed securities (“RMBS”), certain residential mortgage loans, distressed or non-performing commercial loans, commercial properties subject to net leases and commercial real estate owned. As market conditions change over time, we may adjust our strategy to take advantage of changes in interest rates and credit spreads as well as economic and credit conditions.

We have three reportable business segments which include:

•                  Real estate investment lending (the “Lending Segment”)—includes all business activities of the Company, excluding the single family residential and LNR businesses, which generally represents investments in real estate related loans and securities that are held-for-investment.

•                  LNR—includes all business activities of the acquired LNR Property LLC (“LNR”) business excluding the consolidation of securitization VIEs.

•                  Single family residential (“SFR”)—includes the business activities associated with our investments in single-family residential properties and non-performing single-family residential mortgage loans.  This segment was spun off on January 31, 2014 as discussed below and in Note 3 herein.

On April 19, 2013, we acquired the equity of LNR and certain of its subsidiaries for an initial agreed upon purchase price of approximately $859 million, which was reduced for transaction expenses and distributions occurring after September 30, 2012, resulting in cash consideration of approximately $730 million. Immediately prior to the acquisition, an affiliate of the Company acquired the remaining equity comprising LNR’s commercial property division for a purchase price of $194 million. The portion of the LNR business acquired by us includes the following: (i) servicing businesses in both the U.S. and Europe that manage and work out problem assets, (ii) a finance business that is focused on selectively acquiring and managing real estate finance investments, including unrated, investment grade and non-investment grade rated CMBS, including subordinated interests of securitization and resecuritization transactions, and high yielding real estate loans; and (iii) a mortgage loan business which originates conduit loans for the primary purpose of selling these loans into securitization transactions.

On January 31, 2014, we completed the spin-off of our SFR segment to our stockholders. The newly-formed real estate investment trust, Starwood Waypoint Residential Trust (“SWAY”), is listed on the New York Stock Exchange (“NYSE”) and trades under the ticker symbol “SWAY.” Our stockholders received one common share of SWAY for every five shares of our common stock held at the close of business on January 24, 2014. As part of the spin-off, we contributed $100 million to the unlevered balance sheet of SWAY to fund its growth and operations. As of January 31, 2014, SWAY held net assets of $1.1 billion. The net assets of SWAY consisted of approximately 7,200 units of single-family homes and residential non-performing mortgage loans as of January 31, 2014. In connection with the spin-off, 40.1 million shares of SWAY were issued. Refer to Note 3 herein for additional information regarding SFR segment financial information.

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

In connection with the LNR acquisition, we established additional taxable REIT subsidiaries (“TRSs”). TRSs permit us to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, we will continue to maintain our qualification as a REIT.

These TRSs engage in various real estate related operations, including special servicing of commercial real estate, originating and securitizing commercial mortgage loans, and investing in entities which engage in real estate related operations. As of March 31, 2014, $799.8 million of the LNR assets were owned by TRS entities. Our TRSs are not consolidated for federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.

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

2. Summary of Significant Accounting Policies

Balance Sheet Presentation of LNR Variable Interest Entities

The acquisition of LNR substantially changed the presentation of our financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). As noted above, LNR operates a finance business that acquires unrated, investment grade and non-investment grade rated CMBS. These securities represent interests in securitization structures (commonly referred to as special purpose entities, or “SPEs”). These SPEs are structured as pass through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. Under GAAP, SPEs typically qualify as variable interest entities (“VIEs”). These are entities that, by design, either (1) lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity.

Because LNR often serves as the special servicer of the trusts in which it invests, consolidation of these structures is required pursuant to GAAP as outlined in detail below. This results in a consolidated balance sheet which presents the gross assets and liabilities of the SPEs. The assets and other instruments held by these SPEs are restricted and can only be used to fulfill the obligations of the entity. Additionally, the obligations of the SPEs do not have any recourse to the general credit of any other consolidated entities, nor to us as the consolidator of these SPEs.

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

Please refer to the segment presentation in Note 22 herein for a presentation of the LNR business without consolidation of these VIEs.

Basis of Accounting and Principles of Consolidation

The accompanying condensed consolidated financial statements include our accounts and those of our consolidated subsidiaries and VIEs. Intercompany amounts have been eliminated in consolidation. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been included.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the full year.

Refer to our Form 10-K for a description of our recurring accounting policies. We have included disclosure in this Note 2 regarding principles of consolidation and other accounting policies that are required either (i) to be disclosed quarterly, (ii) that we view as critical, or (iii) became significant since December 31, 2013 due to a corporate action or increase in the significance of the underlying business activity.

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

Discontinued Operations

On January 31, 2014, we completed the spin-off of our SFR segment to our stockholders as discussed in Note 1.  In accordance with Accounting Standards Codification (“ASC”) Topic 205, Presentation of Financial Statements, the results of the SFR segment are presented within discontinued operations in our condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013.

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

Loans Receivable and Provision for Loan Losses

In our Lending Segment we purchase and originate commercial real estate debt and related instruments generally to be held as long-term investments at amortized cost. We are required to periodically evaluate each of these loans for possible impairment. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. If a loan is determined to be impaired, we write down the loan through a charge to the provision for loan losses. Actual losses, if any, could ultimately differ from these estimates.

We perform a quarterly review of our portfolio of loans. In connection with this review, we assess the performance of each loan and assign a risk rating based on several factors including risk of loss, loan-to-value ratio, or LTV, collateral performance, structure, exit plan, and sponsorship. Loans are rated “1” through “5”, from less risk to greater risk in connection with this review.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The most significant and subjective estimate that we make is the projection of cash flows we expect to receive on our loans, investment securities and intangible assets, which has a significant impact on the amounts of interest income, credit losses (if any), and fair values that we record and/or disclose. In addition, the fair value of financial assets and liabilities that are estimated using a discounted cash flows method is significantly impacted by the rates at which we estimate market participants would discount the expected cash flows.

Reclassifications

As a result of the LNR acquisition, certain items in our condensed consolidated statements of operations and cash flows for the three months ended March 31, 2013 have been reclassified or combined to conform to the current period’s presentation. We removed the “Net interest margin” subtotal from our condensed consolidated statements of operations, with interest income now included in a new “Revenues” subtotal, and interest expense now included within the new “Costs and expenses” subtotal. Additionally, the results from our SFR segment have been reclassified as discontinued operations as a result of the spin-off.  The reclassifications and combinations related to our condensed consolidated statement of cash flows for the three months ended March 31, 2013 had no effect on previously reported totals or subtotals.

Recent Accounting Developments

On April 10, 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which requires only those disposals which represent a strategic shift that has or will have a major impact on an entity’s operations or financial results be presented as discontinued operations.  The ASU is effective for annual periods beginning on or after December 15, 2014, and interim periods within those annual periods, and requires prospective application.  We do not expect the application of this ASU to materially impact the Company.

3.  Acquisitions and Divestitures

SFR Spin-off

As described in Note 1, on January 31, 2014, we completed the spin-off of our SFR segment to our stockholders.  The results of operations for the SFR segment are presented within discontinued operations in our condensed consolidated statements of operations for all periods presented. We have no continuing involvement with the SFR segment following the spin-off.  Subsequent to the spin-off, SWAY entered into a management agreement with an affiliate of our Manager. The following table presents the summarized consolidated results of operations for the SFR segment prior to the spin-off, excluding segment allocations (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Total revenues	$3,876	$1,164
Total costs and expenses	6,369	3,625
Loss before other income and income taxes	(2,493)	(2,461)
Total other income	942	335
Loss before income taxes	(1,551)	(2,126)
Income tax provision	—	(162)
Net loss	$(1,551)	$(2,288)

The following table presents the summarized consolidated balance sheet of the SFR segment as of January 31, 2014, the date of spin-off (in thousands):

January 31, 2014
Assets:
Cash and cash equivalents	$111,960
Restricted cash	189
Residential real estate, net	812,017
Non-performing residential loans	211,019
Other assets	9,498
Total Assets	$1,144,683

Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$24,346
Equity:
Additional paid-in capital	1,130,405
Accumulated deficit	(11,662)
Total Stockholders’ Equity	1,118,743
Non-controlling interests in consolidated subsidiaries	1,594
Total Equity	1,120,337
Total Liabilities and Equity	$1,144,683

LNR Acquisition

As described in Note 1, on April 19, 2013, we acquired the equity of LNR for an initial agreed upon purchase price of $859 million, which was reduced for transaction expenses and distributions occurring after September 30, 2012, resulting in cash consideration of approximately $730 million.  We applied the provisions of ASC 805 in accounting for our acquisition of LNR. Refer to Note 3 of our Form 10-K for further discussion of the LNR acquisition including the final purchase price allocation.

4. Loans

Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option. The following tables summarize our investments in mortgages and loans by subordination class as of March 31, 2014 and December 31, 2013 (amounts in thousands):

March 31, 2014	Carrying Value	Face Amount	Weighted Average Coupon	Weighted Average Life (“WAL”) (years)(2)
First mortgages	$2,810,468	$2,866,252	5.8%	4.2
Subordinated mortgages(1)	501,222	536,714	8.3%	4.0
Mezzanine loans	1,327,714	1,336,832	11.2%	3.3
Total loans held-for-investment	4,639,404	4,739,798
Loans held-for-sale, fair value option elected	186,837	181,450	5.1%	9.5
Loans transferred as secured borrowings	143,042	143,069	5.5%	3.0
Total gross loans	4,969,283	5,064,317
Loan loss allowance (loans held-for-investment)	(4,481)	—
Total net loans	$4,964,802	$5,064,317

December 31, 2013	Carrying Value	Face Amount	Weighted Average Coupon	Weighted Average Life (“WAL”) (years)(2)
First mortgages	$2,616,441	$2,666,875	5.6%	4.3
Subordinated mortgages(1)	505,533	541,817	8.7%	4.2
Mezzanine loans	1,245,728	1,246,841	12.2%	3.7
Total loans held-for-investment	4,367,702	4,455,533
Loans held-for-sale, fair value option elected	206,672	209,099	5.3%	9.6
Loans transferred as secured borrowings	180,414	180,483	5.4%	2.9
Total gross loans	4,754,788	4,845,115
Loan loss allowance (loans held-for-investment)	(3,984)	—
Total net loans	$4,750,804	$4,845,115

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

As of March 31, 2014, approximately $3.6 billion, or 71.8%, of the loans were variable rate and paid interest principally at LIBOR plus a weighted-average spread of 5.18%. The following table summarizes our investments in floating rate loans (amounts in thousands):

	March 31, 2014		December 31, 2013
Index	Base Rate	Carrying Value	Base Rate	Carrying Value
1 Month LIBOR	0.1520%	$630,005	0.1677%	$590,444
LIBOR Floor	0.19% - 3.00%(1)	2,937,015	0.19% - 3.00%(1)	2,641,162
U.S. Prime Rate	3.25%	2,197	3.25%	2,226
Total		$3,569,217		$3,233,832

(1)                                 The weighted-average LIBOR Floor was 0.41% and 0.49% as of March 31, 2014 and December 31, 2013, respectively.

As of March 31, 2014, the risk ratings for loans subject to our rating system, which is described in our Form 10-K and excludes loans on the cost recovery method and loans for which the fair value option has been elected, by class of loan were as follows (amounts in thousands):

	Balance Sheet Classification
	Loans Held-For-Investment					Loans
Risk Rating Category	First Mortgages	Subordinated Mortgages	Mezzanine Loans	Cost Recovery Loans	Loans Held- For-Sale	Transferred As Secured Borrowings	Total
1	$—	$—	$—	$—	$—	$—	$—
2	100,691	104,092	226,689	—	—	12,994	444,466
3	2,552,430	360,398	986,067	—	—	130,048	4,028,943
4	147,063	36,732	114,958	—	—	—	298,753
5	—	—	—	—	—	—	—
N/A	2,219	—	—	8,065	186,837	—	197,121
	$2,802,403	$501,222	$1,327,714	$8,065	$186,837	$143,042	$4,969,283

As of December 31, 2013, the risk ratings for loans subject to our rating system by class of loan were as follows (amounts in thousands):

	Balance Sheet Classification
	Loans Held-For-Investment					Loans
Risk Rating Category	First Mortgages	Subordinated Mortgages	Mezzanine Loans	Cost Recovery Loans	Loans Held- For-Sale	Transferred As Secured Borrowings	Total
1	$—	$—	$—	$—	$—	$—	$—
2	94,981	103,369	153,119	—	—	13,022	364,491
3	2,354,692	370,446	1,012,674	—	—	167,392	3,905,204
4	153,987	31,718	79,935	—	—	—	265,640
5	—	—	—	—	—	—	—
N/A	—	—	—	12,781	206,672	—	219,453
	$2,603,660	$505,533	$1,245,728	$12,781	$206,672	$180,414	$4,754,788

After completing our impairment evaluation process as described in our Form 10-K, we concluded that no impairment charges were required on any individual loans held-for-investment as of March 31, 2014 or December 31, 2013. As of March 31, 2014, approximately $57.8 million of our loans held-for-investment were in default, approximately $8.0 million of which are within the LNR Segment and were acquired as non-performing loans prior to the April 19, 2013 acquisition.  The remaining $49.8 million of the defaulted loan balance is comprised of a single mezzanine loan within the Lending Segment.  The senior loan was in technical default as of March 31, 2014 due to a covenant breach, which caused our mezzanine loan to be in default.  The loan is in the process of being refinanced, with a substantial equity investment by the borrower.  No lender concessions are expected to be granted in connection with the refinancing. Additionally, none of our held-for-sale loans where we have elected the fair value option was 90 days or more past due or on nonaccrual status.

In accordance with our policies, we record an allowance for loan losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4,” plus (ii) 5% of the aggregate carrying amount of loans rated as a “5.” These groups accounted for 6.0% and 5.6% of our loan portfolio as of March 31, 2014 and December 31, 2013, respectively.  The following table presents the activity in our allowance for loan losses (amounts in thousands):

	For the Three Months Ended March 31,
	2014	2013
Allowance for loan losses at January 1	$3,984	$2,061
Provision for loan losses	497	30
Charge-offs	—	—
Recoveries	—	—
Allowance for loan losses at March 31	$4,481	$2,091
Recorded investment in loans related to the allowance for loan loss	$298,753	$112,573

The activity in our loan portfolio was as follows (amounts in thousands):

	For the Three Months Ended March 31,
	2014	2013
Balance at January 1	$4,750,804	$3,000,335
Acquisitions/originations/additional funding	981,762	129,817
Capitalized interest(1)	8,656	1,611
Basis of loans sold(2)	(448,317)	(44,631)
Loan maturities/principal repayments	(353,934)	(93,651)
Discount accretion/premium amortization	1,806	7,632
Changes in fair value	20,893	—
Unrealized foreign currency remeasurement gain (loss)	3,629	(6,141)
Loan loss allowance	(497)	(30)
Balance at March 31	$4,964,802	$2,994,942

(1)         Represents accrued interest income on loans whose terms do not require current payment of interest.

(2)         See Note 10 for additional disclosure on these transactions.

5. Investment Securities

Investment securities were comprised of the following as of March 31, 2014 and December 31, 2013 (amounts in thousands):

	Carrying Value as of
	March 31, 2014	December 31, 2013
RMBS, available-for-sale	$291,217	$296,236
Single-borrower CMBS, available-for-sale	113,477	114,346
CMBS, fair value option (1)	564,818	550,282
Held-to-maturity (“HTM”) securities	369,152	368,318
Equity security, fair value option	15,115	15,247
Subtotal - Investment securities	1,353,779	1,344,429
VIE eliminations (1)	(430,694)	(409,322)
Total investment securities	$923,085	$935,107

(1)         Certain fair value option CMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.

Purchases, sales and principal collections for all investment securities were as follows (amounts in thousands):

	Available-for-sale			CMBS, fair	HTM	Equity
	RMBS	CMBS		value option	Securities	Security	Total
Three Months ended March 31, 2014
Purchases	$—	$—		$9,890	$—	$—	$9,890
Sales	9,309	—		18,574	—	—	27,883
Principal collections	7,819	408		—	—	—	8,227
Three Months ended March 31, 2013
Purchases	—	—		—	37,190	—	37,190
Sales	12,711	206,608	(1)	—	—	6,769	226,088
Principal collections	16,868	4,858		—	—	—	21,726

(1)         Settlement occurred subsequent to March 31, 2013.  We account for all investment securities transactions on a trade date basis.

RMBS and Single-borrower CMBS, Available-for-Sale

With the exception of one CMBS classified as HTM, the Company classified all of its RMBS and CMBS investments where the fair value option has not been elected as available-for-sale as of March 31, 2014 and December 31, 2013. These RMBS and CMBS are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (“AOCI”).

The tables below summarize various attributes of our investments in available-for-sale RMBS and single-borrower CMBS where the fair value option has not been elected as of March 31, 2014 and December 31, 2013 (amounts in thousands):

				Unrealized Gains or (Losses) Recognized in AOCI
	Purchase Amortized Cost	Credit OTTI	Recorded Amortized Cost	Non-Credit OTTI	Gross Unrealized Gains	Gross Unrealized Losses	Net Fair Value Adjustment	Fair Value
March 31, 2014
RMBS	$243,354	$(10,342)	$233,012	$(979)	$59,419	$(235)	$58,205	$291,217
Single-borrower CMBS	100,980	—	100,980	—	12,497	—	12,497	113,477
Total	$344,334	$(10,342)	$333,992	$(979)	$71,916	$(235)	$70,702	$404,694
December 31, 2013
RMBS	$253,912	$(11,134)	$242,778	$(55)	$55,154	$(1,641)	$53,458	$296,236
Single-borrower CMBS	100,687	—	100,687	—	13,659	—	13,659	114,346
Total	$354,599	$(11,134)	$343,465	$(55)	$68,813	$(1,641)	$67,117	$410,582

	Weighted Average Coupon(1)	Weighted Average Rating (Standard & Poor’s)		WAL (Years)(3)
March 31, 2014
RMBS	1.0%	B-		7.8
Single-borrower CMBS	11.5%	BB+	(2)	4.0
December 31, 2013
RMBS	1.0%	B-		6.8
Single-borrower CMBS	11.5%	BB+	(2)	5.9

(1)                                 Calculated using the March 31, 2014 and December 31, 2013 one-month LIBOR rate of 0.152% and 0.168%, respectively, for floating rate securities.

(2)                                 As of March 31, 2014 and December 31, 2013, approximately 99.1% and 98.8%, respectively, of the CMBS securities were rated BB+.

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

As of March 31, 2014, $1.0 million, or 0.9%, of the single-borrower CMBS were variable rate. As of December 31, 2013, $1.3 million, or 1.2%, of the single-borrower CMBS were variable rate. As of March 31, 2014, approximately $252.1 million, or 86.6%, of the RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 0.38%. As of December 31, 2013, approximately $256.1 million, or 86.5%, of the RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 0.37%. We purchased all of the RMBS at a discount that will be accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of these discounts.

The following table contains a reconciliation of aggregate principal balance to amortized cost for our RMBS and single-borrower CMBS as of March 31, 2014 and December 31, 2013, excluding CMBS where we have elected the fair value option (amounts in thousands):

	March 31, 2014		December 31, 2013
	RMBS	CMBS	RMBS	CMBS
Principal balance	$388,066	$100,980	$414,020	$100,687
Accretable yield	(99,622)	—	(101,046)	—
Non-accretable difference	(55,432)	—	(70,196)	—
Total discount	(155,054)	—	(171,242)	—
Amortized cost	$233,012	$100,980	$242,778	$100,687

The principal balance of credit deteriorated RMBS was $300.7 million and $320.4 million as of March 31, 2014 and December 31, 2013, respectively. Accretable yield related to these securities totaled $79.3 million and $78.3 million as of March 31, 2014 and December 31, 2013, respectively.

The following table discloses the changes to accretable yield and non-accretable difference for our RMBS and single-borrower CMBS during the three months ended March 31, 2014 and 2013, excluding CMBS where we have elected the fair value option (amounts in thousands):

	Accretable Yield		Non-Accretable Difference
	RMBS	CMBS	RMBS	CMBS
Balance as of January 1, 2014	$101,046	$—	$70,196	$—
Accretion of discount	(6,564)	—	—	—
Principal write-downs	—	—	(366)	—
Purchases	—	—	—	—
Sales	(1,962)	—	(7,509)	—
OTTI	213	—	—	—
Transfer to/from non-accretable difference	6,889	—	(6,889)	—
Balance as of March 31, 2014	$99,622	$—	$55,432	$—

Balance as of January 1, 2013	$108,486	$21,511	$97,605	$—
Accretion of discount	(6,151)	(3,029)	—	—
Principal write-downs	—	—	(496)	—
Purchases	—	—	—	—
Sales	(2,418)	(9,873)	(2,038)	—
OTTI	42	—	—	—
Transfer to/from non-accretable difference	(1,002)	—	1,002	—
Balance as of March 31, 2013	$98,957	$8,609	$96,073	$—

Subject to certain limitations on durations, we have allocated an amount to invest in RMBS that cannot exceed 10% of our total assets excluding LNR VIEs. We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.6 million for each of the three months ended March 31, 2014 and 2013, which has been recorded as management fees in the accompanying condensed consolidated statements of operations.

The following table presents the gross unrealized losses and estimated fair value of the available-for-sale securities (i) where we have not elected the fair value option, (ii) that were in an unrealized loss position as of March 31, 2014 and December 31, 2013, and (iii) for which OTTIs (full or partial) have not been recognized in earnings (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
As of March 31, 2014
RMBS	$20,799	$799	$(1,040)	$(174)
Single-borrower CMBS	—	—	—	—
Total	$20,799	$799	$(1,040)	$(174)
As of December 31, 2013
RMBS	$26,344	$1,809	$(1,444)	$(252)
Single-borrower CMBS	—	—	—	—
Total	$26,344	$1,809	$(1,444)	$(252)

As of March 31, 2014, there were six securities with unrealized losses reflected in the table above. After evaluating each security and recording adjustments, as necessary, for other-than-temporary impairments, the remaining unrealized losses reflected above were not considered to represent other-than-temporary impairments. We considered a number of factors in reaching this conclusion, including that we did not intend to sell any individual security, it was not considered more likely than not that we would be forced to sell any individual security prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses, which represent most of the other-than-temporary impairments we record, are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or impairments could be materially different from what is currently projected and/or reported.

CMBS, Fair Value Option

As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for LNR’s CMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of March 31, 2014, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, before consolidation of securitization VIEs, were $564.8 million and $3.9 billion, respectively. These balances represent our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value ($430.7 million at March 31, 2014) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option CMBS. During the three months ended March 31, 2014, we purchased $44.7 million of CMBS for which we elected the fair value option. Due to our consolidation of securitization VIEs, $34.8 million of this amount is reflected as repayment of debt of consolidated VIEs in our condensed consolidated statement of cash flows.

As of March 31, 2014 and December 31, 2013, none of our CMBS where we have elected the fair value option were variable rate. The table below summarizes various attributes of our investment in fair value option CMBS as of March 31, 2014 and December 31, 2013 (amounts in thousands):

	Weighted Average Coupon	Weighted Average Rating (Standard & Poor’s)		WAL (Years)(1)
March 31, 2014
CMBS, fair value option	5.4%	C	(2)	5.6
December 31, 2013
CMBS, fair value option	5.4%	D	(2)	4.4

(1)                                 The WAL of each security is calculated based on the period of time over which we expect to receive principal cash flows. Expected principal cash flows are based on contractual payments net of expected losses.

(2)                                 As of March 31, 2014 and December 31, 2013, includes $53.8 million and $55.5 million, respectively, in fair value option CMBS that are not rated but assigned a rating weight one level lower than NR for purposes of this calculation. As of March 31, 2014 and December 31, 2013, the remaining $80.3 million and $85.4 million, respectively, in fair value option CMBS had a weighted average rating of CC and C, respectively.

HTM Securities

The table below summarizes various attributes of our investments in HTM securities as of March 31, 2014 and December 31, 2013 (amounts in thousands):

	Net Carrying Amount (Amortized Cost)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
March 31, 2014
Preferred interests	$284,991	$—	$(754)	$284,237
CMBS	84,161	—	(587)	83,574
Total	$369,152	$—	$(1,341)	$367,811
December 31, 2013
Preferred interests	$284,087	$135	$—	$284,222
CMBS	84,231	—	—	84,231
Total	$368,318	$135	$—	$368,453

During 2013, we originated two preferred equity interests of $246.1 million and $37.2 million, respectively, in limited liability companies that own commercial real estate. These preferred equity interests mature in December 2018 and October 2014, respectively.  During 2013, we also purchased a CMBS security with a face value and purchase price of $84.1 million, which we expect to hold to maturity. The stated maturity of this security is November 2016.

Equity Security, Fair Value Option

During 2012, we acquired 9,140,000 ordinary shares from a related-party (approximately a 4% interest) in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. We have elected to report the investment using the fair value option because the shares are listed on an exchange, which allows us to determine the fair value using a quoted price from an active market, and also due to potential lags in reporting resulting from differences in the respective regulatory requirements. The fair value of the investment remeasured in USD was $15.1 million and $15.2 million as of March 31, 2014 and December 31, 2013, respectively.

6. Investment in Unconsolidated Entities

The below table summarizes our investments in unconsolidated entities as of March 31, 2014 and December 31, 2013 (dollar amounts in thousands):

	Participation /	Carrying value as of		Carrying value over (under) equity in net assets as of
	Ownership %(1)	March 31, 2014	December 31, 2013	March 31, 2014(2)
Equity method:
Investor entity which owns equity interests in two real estate services providers	50%	$19,449	$19,371	$—
Small balance bridge loan financing venture	50%	25,947	26,121	—
European investment fund	50%	9,409	23,779	(4,051)
Mezzanine loan venture	49%	23,508	23,676	—
Healthcare bridge loan venture	various	10,365	14,163	—
Various	25% - 50%	4,577	4,371	—
		93,255	111,481	$(4,051)
Cost method:
Loan servicing venture	4% - 6%	8,014	8,014
Various	2% - 10%	3,251	3,459
		11,265	11,473
		$104,520	$122,954

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

7. Goodwill and Intangible Assets

Goodwill

Goodwill at March 31, 2014 and December 31, 2013 represents the excess of consideration transferred over the fair value of net assets of LNR acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes an international network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets.

Servicing Rights Intangibles

In connection with the LNR acquisition, we identified domestic and European servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. All of our servicing fees are specified by these Pooling and Servicing Agreements. At March 31, 2014 and December 31, 2013, the balance of the domestic servicing intangible was net of $77.0 million and $80.6 million, respectively, that was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of March 31, 2014 and December 31, 2013 the domestic servicing intangible had a balance of $221.9 million and $230.7 million, respectively, which represents our economic interest in this asset.

The table below presents information about our GAAP servicing intangibles for the three months ended March 31, 2014 (in thousands):

Domestic servicing rights, at fair value
Fair value at January 1, 2014	$150,149
Changes in fair value due to changes in inputs and assumptions	(5,251)
Fair value at March 31, 2014	144,898
European servicing rights
Net carrying amount at January 1, 2014 (fair value of $29.3 million)	27,024
Foreign exchange gain	145
Amortization	(4,011)
Net carrying value at March 31, 2014 (fair value of $24.4 million)	23,158
Total servicing rights at March 31, 2014	$168,056

8. Secured Financing Agreements

The following table is a summary of our secured financing agreements in place as of March 31, 2014 and December 31, 2013 (dollars in thousands):

							Pledged Asset	Maximum	Carrying Value at
	Facility Type	Revolver	Eligible Assets	Current Maturity	Extended Maturity(a)	Pricing	Carrying Value	Facility Size	March 31, 2014		December 31, 2013
Lender 1 Repo 1	Repurchase	Yes	Identified Loans and CMBS	(b)	(b)	LIBOR + 1.85% to 5.25%	$1,257,467	$1,000,000	$810,081		$449,323
Lender 1 Repo 2	Repurchase	Yes	Identified RMBS	(c)	N/A	LIBOR + 1.90%	267,464	175,000	159,427		127,943
Lender 1 Repo 3	Repurchase	No	Identified Loans	Dec 2014	Dec 2016	LIBOR + 2.75%	209,427	153,299	153,299		154,133
Lender 2 Repo 1	Repurchase	Yes	Identified Loans	Oct 2015	Oct 2018	LIBOR + 2.00% to 2.75%	211,684	225,000	136,018		100,886
Lender 3 Repo 1	Repurchase	No	Identified Loans	Jul 2015	Jul 2017	LIBOR + 3.00%	76,847	49,862	49,862		50,871
Conduit I	Repurchase	Yes	Identified Loans	Sep 2014	Sep 2014	LIBOR + 2.20%	112,720	250,000	80,633		129,843
Conduit II	Repurchase	Yes	Identified Loans	Nov 2014	Nov 2014	LIBOR + 2.10%	37,307	150,000	27,900		—
Lender 4 Repo 1	Repurchase	No	Identified Loans	Oct 2015	Oct 2017	LIBOR + 2.60%	444,793	349,902	349,902		347,697
Lender 5 Repo 1	Repurchase	No	Identified CMBS	Dec 2014	Dec 2014	LIBOR + 2.00%	84,161	58,467	58,467		58,467
Borrowing Base	Bank Credit Facility	Yes	Identified Loans	Sep 2015	Sep 2017	LIBOR + 3.25%(d)	869,527	250,000	107,769		169,104
Term Loan	Syndicated Facility	No	Specifically Identified Assets	Apr 2020	Apr 2020	LIBOR + 2.75%(d)	2,568,446	670,116	667,704	(e)	669,293	(e)
							$6,139,843	$3,331,646	$2,601,062		$2,257,560

(a)                                 Subject to certain conditions as defined in the respective facility agreement.

(b)                                 Maturity date for borrowings collateralized by loans of January 2017 before extension options and January 2019 assuming initial extension options.  Maturity date for borrowings collateralized by CMBS of January 2015 before extension options and January 2016 assuming initial extension options.

(c)                                  The date that is 180 days after the buyer delivers notice to seller, subject to a maximum date of March 13, 2015.

(d)                                 Subject to borrower’s option to choose alternative benchmark based rates pursuant to the terms of the credit agreement. The Term Loan is also subject to a 75 basis point floor.

(e)                                  Term loan outstanding balance is net of $2.4 million and $2.5 million of unamortized discount as of March 31, 2014 and December 31, 2013.

In January 2014, we amended the Lender 1 Repo 1 facility to (i) upsize available borrowings to $1.0 billion from $550 million; (ii) extend the maturity date for loan collateral to January 2019 and for CMBS collateral to January 2016, each from August 2014, and each assuming initial extension options; (iii) allow for up to four additional one-year extension options with respect to any loan collateral that remains financed at maturity, in an effort to match the term of the maturity dates of these assets; (iv) reduce pricing and debt-yield thresholds for purchased assets; and (v) amend certain financial covenants to contemplate the spin-off of the SFR segment.  STWD guarantees certain of the obligations of the consolidated subsidiary, which is the borrower under the repurchase agreement, up to a maximum liability of either 25% or 100% of the then-currently outstanding repurchase price of purchased assets, depending upon the type of asset being financed.

Our secured financing agreements contain certain financial tests and covenants. As of March 31, 2014, we were in compliance with all such covenants.

The following table sets forth our five-year principal repayments schedule for the secured financings, assuming no defaults or expected extensions and excluding the loans transferred as secured borrowings. Our credit facilities generally require principal to be paid down prior to the facilities’ respective maturities if and when we receive principal payments on, or sell, the investment collateral that we have pledged. The amount reflected in each period includes principal repayments on our credit facilities that would be required if (i) we received the repayments that we expect to receive on the investments that have been pledged as collateral under the credit facilities, as applicable, and (ii) the credit facilities that are expected to have amounts outstanding at their current maturity dates are extended where extension options are available to us (amounts in thousands):

2014 (remainder of)	$211,941
2015	194,927
2016	373,884
2017	627,863
2018	186,817
Thereafter(1)	1,008,041
Total	$2,603,473

(1)                                 Principal paydown of the Term Loan through 2020 excludes $2.4 million of discount amortization.

Secured financing maturities for 2014 primarily relate to $80.6 million on the Conduit I facility, $58.5 million on the Lender 5 Repo 1 facility, $27.9 million on the Conduit II facility, and $25.7 million on the Lender 1 Repo 3 facility.

As of March 31, 2014 and December 31, 2013, we had approximately $27.1 million and $22.5 million, respectively, of deferred financing costs from secured financing agreements, net of amortization, which is included in other assets on our condensed consolidated balance sheets. For the three months ended March 31, 2014 and 2013, approximately $2.9 million, and $3.2 million, respectively, of amortization was included in interest expense on our condensed consolidated statements of operations.

9. Convertible Senior Notes

On February 15, 2013, we issued $600.0 million of 4.55% Convertible Senior Notes due 2018 (the “2018 Notes”). On July 3, 2013, we issued $460.0 million of 4.00% Convertible Senior Notes due 2019 (the “2019 Notes”). The following summarizes the unsecured convertible senior notes (collectively, the “Convertible Notes”) outstanding as of March 31, 2014 (amounts in thousands, except rates):

	Principal Amount	Coupon Rate	Effective Rate(1)	Conversion Rate(2)	Maturity Date	Remaining Period of Amortization
2018 Notes	$600,000	4.55%	6.08%	44.4112	3/1/2018	3.9 years
2019 Notes	$460,000	4.00%	5.37%	47.3282	1/15/2019	4.8 years

	As of March 31, 2014	As of December 31, 2013
Total principal	$1,060,000	$1,060,000
Net unamortized discount	(59,161)	(62,149)
Carrying amount of debt components	$1,000,839	$997,851
Carrying amount of conversion option equity components recorded in additional paid-in capital	$48,502	$48,502

(1)                                 Effective rate includes the effects of underwriter purchase discount and the adjustment for the conversion option, the value of which reduced the initial liability and was recorded in additional paid-in-capital.

(2)                                 The conversion rate represents the number of common shares issuable per $1,000 principal amount of Convertible Notes converted, as adjusted in accordance with the applicable indentures as a result of the spin-off of the SFR segment. The if-converted value of the 2018 Notes exceeded their principal amount by $28.6 million at March 31, 2014 since the closing market price of the Company’s common stock of $23.59 per share exceeded the implicit conversion price of $22.52 per share. The if-converted value of the 2019 Notes exceeded their principal amount by $53.6 million at March 31, 2014 since the closing market price of $23.59 per share exceeded the implicit conversion price of $21.13 per share for the 2019 Notes.  The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash.  As a result, conversion of this principal amount, totaling 45.2 million shares, was not included in the computation of diluted earnings per share (“EPS”).  However, the conversion spread value, representing 3.2 million shares, was included in the computation of diluted EPS.  See further discussion at Note 16.

As of March 31, 2014 and December 31, 2013, we had approximately $1.5 million and $1.6 million, respectively, of deferred financing costs from our Convertible Senior Notes, net of amortization, which is included in other assets on our condensed consolidated balance sheets.

Conditions for Conversion

Prior to September 1, 2017 for the 2018 Notes and July 15, 2018 for the 2019 Notes, the Convertible Notes will be convertible only upon satisfaction of one or more of the following conditions: (1) the closing market price of the Company’s common stock is at least 130% of the conversion price of the respective Convertible Notes for at least 20 out of 30 trading days prior to the end of the preceding fiscal quarter, (2) the trading price of the Convertible Notes is less than 98% of the product of (i) the conversion rate and (ii) the closing price of the Company’s common stock during any five consecutive trading day period, (3) the Company issues certain equity instruments at less than the 10-day average closing market price of its common stock or the per-share value of certain distributions exceeds the market price of the Company’s common stock by more than 10% or (4) other specified corporate events (significant consolidation, sale, merger, share exchange, fundamental change, etc.) occur.

On or after September 1, 2017 for the 2018 Notes and July 15, 2018 for the 2019 Notes, holders may convert each of their notes at the applicable conversion rate at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date.

Impact of Spin-off on Convertible Senior Notes

As described in Note 1, on January 31, 2014, the Company distributed all of its interest in the SFR segment to the Company’s stockholders of record as of January 24, 2014.  As the per-share value of the of the distribution was expected to exceed 10% of the last reported market price of the Company’s common stock on the trading day prior to the announcement for such distribution, holders of the Convertible Notes were eligible to surrender their notes for conversion at any time during the period beginning November 26, 2013 (the 45th trading day immediately prior to the scheduled ex-dividend date for the distribution) and ending on the close of the business day immediately preceding February 3, 2014, the ex-dividend date for such distribution.  During this period, the Company received notices of conversion totaling $19 thousand and $3 thousand in principal for the 2018 Notes and 2019 Notes, respectively.  The cash settlement of these conversions occurred in April 2014.

Due to the distribution, the quarterly dividend threshold amounts for the Convertible Notes were adjusted to $0.3548 and $0.3710 (from $0.44 and $0.46) per common share for the 2018 Notes and 2019 Notes, respectively, effective February 3, 2014.

Refer to Note 11 to the consolidated financial statements included in our Form 10-K for further discussion regarding our accounting for the convertible senior notes.

10. Loan Securitization/Sale Activities

As described below, we regularly sell loans and notes under various strategies. We evaluate such sales as to whether they meet the criteria for treatment as a sale—legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint, and transfer of control.

Within LNR, we originate commercial mortgage loans with the intent to sell these mortgage loans to SPEs for the purposes of securitization. These SPEs then issue CMBS that are collateralized in part by these assets, as well as other assets transferred to the SPE. In certain instances, we retain a subordinated interest in the SPE and serve as special servicer for the SPE. During the three months ended March 31, 2014, we sold $289.4 million par value of loans held-for-sale from our conduit platform for their fair values of $302.5 million. During the three months ended March 31, 2014, the sale proceeds were used in part to repay $217.0 million of the outstanding balance of the repurchase agreements associated with these loans.

Within the Lending Segment (refer to Note 22), we originate or acquire loans and then subsequently sell a senior portion, which can be represented in various forms including first mortgages, A-Notes and senior participations. Typically, our motivation for entering into these transactions is to effectively create leverage on the subordinated position that we will retain and hold for investment. The following table summarizes our loans sold and loans transferred as secured borrowings by the Lending Segment net of expenses (in thousands):

	Loan Transfers Accounted for as Sales		Loan Transfers Accounted for as Secured Borrowings
	Face Amount	Proceeds	Face Amount	Proceeds
For the three months ended March 31,
2014	$147,884	$146,400	$—	$—
2013	44,531	44,631	—	—

11. Derivatives and Hedging Activity

Risk Management Objective of Using Derivatives

We are exposed to certain risks arising from both our business operations and economic conditions. Refer to Note 13 to the consolidated financial statements included in our Form 10-K for further discussion of our risk management objectives and policies.

Designated Hedges

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

In connection with our repurchase agreements, we have entered into eight outstanding interest rate swaps that have been designated as cash flow hedges of the interest rate risk associated with forecasted interest payments. As of March 31, 2014, the aggregate notional of our interest rate swaps designated as cash flow hedges of interest rate risk totaled $198.9 million. Under these agreements, we will pay fixed monthly coupons at fixed rates ranging from 0.56% to 2.23% of the notional amount to the counterparty and receive floating rate LIBOR. Our interest rate swaps designated as cash flow hedges of interest rate risk have maturities ranging from May 2014 to May 2021.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2014 and 2013 we did not recognize any hedge ineffectiveness in earnings.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the associated variable-rate debt. Over the next twelve months, we estimate that an additional $1.2 million will be reclassified as an increase to interest expense. We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of 86 months.

Non-designated Hedges

Derivatives not designated as hedges are derivatives that do not meet the criteria for hedge accounting under GAAP or for which we have not elected to designate as hedges. We do not use these derivatives for speculative purposes but instead they are used to manage our exposure to foreign exchange rates, interest rate changes, and certain credit spreads. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in gain (loss) on derivative financial instruments in our condensed consolidated statements of operations. The LNR conduit platform uses interest rate and credit index instruments to manage exposures related to commercial mortgage loans held-for-sale.

We have entered into a series of forward contracts whereby we agreed to sell an amount of GBP or EUR for an agreed upon amount of USD at various dates through March 2016. These forward contracts were executed to economically fix the USD amounts of foreign denominated cash flows expected to be received by us related to foreign denominated loan investments.

As of March 31, 2014, we had 69 foreign exchange forward derivatives to sell GBP with a total notional amount of  £228.8 million and 25 foreign exchange forward derivatives to sell EUR with a total notional amount of €138.9 million that were not designated as hedges in qualifying hedging relationships. Also as of March 31, 2014, there were 23 interest rate swaps where the Company is paying fixed rates, with maturities ranging from 2 to 10 years and a total notional amount of $97.6 million, four interest rate swaps where the Company is receiving fixed rates with maturities ranging from 1 to 4 years and a total notional of $64.2 million and eight credit index instruments with a total notional amount of $50.0 million.  The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013 (amounts in thousands):

	Fair Value of Derivatives in an Asset Position(1) As of		Fair Value of Derivatives in a Liability Position(2) As of
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate swaps	$112	$125	$594	$729
Total derivatives designated as hedging instruments	112	125	594	729
Derivatives not designated as hedging instruments:
Interest rate swaps	2,361	5,102	989	983
Foreign exchange contracts	266	269	16,474	22,480
Credit index instruments	1,878	2,273	—	—
Total derivatives not designated as hedging instruments	4,505	7,644	17,463	23,463
Total derivatives	$4,617	$7,769	$18,057	$24,192

(1)                                 Classified as derivative assets in our condensed consolidated balance sheets.

(2)                                 Classified as derivative liabilities in our condensed consolidated balance sheets.

The tables below present the effect of our derivative financial instruments on the condensed consolidated statements of operations and of comprehensive income for the three months ended March 31, 2014 and 2013:

Derivatives Designated as Hedging Instruments for the Three Months Ended March 31,	Gain (Loss) Recognized in OCI (effective portion)	Gain (Loss) Reclassified from AOCI into Income (effective portion)	Gain (Loss) Recognized in Income (ineffective portion)	Location of Gain (Loss) Recognized in Income
2014	$(251)	$(373)	$—	Interest expense
2013	$(167)	$(447)	$—	Interest expense

Derivatives Not Designated		Amount of Gain (Loss) Recognized in Income for the Three Months Ended March 31,
as Hedging Instruments	Location of Gain (Loss) Recognized in Income	2014	2013
Interest rate swaps	Loss (gain) on derivative financial instruments	$(4,197)	$150
Foreign exchange contracts	Loss (gain) on derivative financial instruments	(3,047)	16,078
Credit index instruments	Loss on derivative financial instruments	(622)	—
		$(7,866)	$16,228

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

As of March 31, 2014, we had posted collateral of $17.1 million related to our derivative financial instruments.

12. Offsetting Assets and Liabilities

The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

		(ii)	(iii) = (i) - (ii)	(iv) Gross Amounts Not Offset in the Statement of Financial Position
	(i) Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received / Pledged	(v) = (iii) - (iv) Net Amount
As of March 31, 2014
Derivative assets	$4,617	$—	$4,617	$493	$1,731	$2,393
Derivative liabilities	$18,057	$—	$18,057	$493	$12,065	$5,499
Repurchase agreements	1,825,589	—	1,825,589	1,825,589	—	—
	$1,843,646	$—	$1,843,646	$1,826,082	$12,065	$5,499
As of December 31, 2013
Derivative assets	$7,769	$—	$7,769	$692	$1,916	$5,161
Derivative liabilities	$24,192	$—	$24,192	$692	$7,150	$16,350
Repurchase agreements	1,419,163	—	1,419,163	1,419,163	—	—
	$1,443,355	$—	$1,443,355	$1,419,855	$7,150	$16,350

13. Variable Interest Entities

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

VIEs in which we are not the Primary Beneficiary

In certain instances, we hold a variable interest in a VIE in the form of CMBS, but either (i) we are not appointed, or do not serve as, special servicer or (ii) an unrelated third party has the rights to unilaterally remove us as special servicer. In these instances, we do not have the power to direct activities that most significantly impact the VIE’s economic performance. In other cases, the variable interest we hold does not obligate us to absorb losses or provide us with the right to receive benefits from the VIE which could potentially be significant. For these structures, we are not deemed to be the primary beneficiary of the VIE, and we do not consolidate these VIEs.

As of March 31, 2014, one of our collateralized debt obligation (“CDO”) structures was in default, which pursuant to the underlying indentures, changes the rights of the variable interest holders. Upon default of a CDO, the trustee or senior note holders are allowed to exercise certain rights, including liquidation of the collateral, which at that time, is the activity which would most significantly impact the CDO’s economic performance. Further, when the CDO is in default, the collateral administrator no longer has the option to purchase securities from the CDO. In cases where the CDO is in default and we do not have the ability to exercise rights which would most significantly impact the CDO’s economic performance, we do not consolidate the VIE. As of March 31, 2014, this CDO structure was not consolidated.  During the three months ended March 31, 2014, one of our CDOs, which was previously in default as of December 31, 2013, ceased to be in default.  As such, we consolidated the CDO and its underlying assets during the three months ended March 31, 2014.

As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization SPEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of March 31, 2014, our maximum risk of loss related to VIEs in which we were not the primary beneficiary was $134.1 million on a fair value basis.

As of March 31, 2014, the securitization SPEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances of $108.4 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.

14. Related-Party Transactions

Management Agreement

We are subject to a management agreement (the “Management Agreement”) with our Manager, which provides for an initial term of three years with automatic one-year extensions thereafter unless terminated as described below. Under the Management Agreement, our Manager, subject to the oversight of our board of directors, is required to manage our day-to-day activities, for which our Manager receives a base management fee and is eligible for an incentive fee and stock awards. Our Manager’s personnel perform certain due diligence, legal, management and other services that outside professionals or consultants would otherwise perform. As such, in accordance with the terms of our Management Agreement, our Manager is paid or reimbursed for the documented costs of performing such tasks, provided that such costs and reimbursements are in amounts no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis. Refer to Note 16 to the consolidated financial statements included in our Form 10-K for further discussion of this agreement.

Base Management Fee.  For the three months ended March 31, 2014 and 2013, approximately $13.2 million and $9.7 million, respectively, was incurred for base management fees. As of March 31, 2014 and December 31, 2013, there were $13.2 million and $0 of unpaid base management fees, respectively, in our condensed consolidated balance sheets.

Incentive Fee.  For the three months ended March 31, 2014 and 2013, approximately $7.2 million and $0, respectively, was incurred for the incentive fee. As of March 31, 2014 and December 31, 2013, approximately $7.2 million and $6.8 million, respectively, of unpaid incentive fees were included in related-party payable in our condensed consolidated balance sheets.

Expense Reimbursement.  For the three months ended March 31, 2014 and 2013, approximately $1.9 million and $2.5 million was incurred, respectively, for executive compensation and other reimbursable expenses. As of both March 31, 2014 and December 31, 2013, approximately $4.4 million of unpaid reimbursable executive compensation and other expenses were included in related-party payable in our condensed consolidated balance sheets.

Manager Equity Plan

In January 2014, we granted 2,489,281 restricted stock units to our Manager under the Starwood Property Trust, Inc. Manager Equity Plan (“Manager Equity Plan”).  In connection with these grants and prior similar grants, we recognized share-based compensation expense of $6.7 million within management fees in our condensed consolidated statement of operations for the three months ended March 31, 2014.  Refer to Note 15 herein for further discussion of these grants.

Investment in Loan

On October 2012, we co-originated $475.0 million in financing for the acquisition and redevelopment of a 10-story retail building located at 701 Seventh Avenue in the Times Square area of Manhattan through a joint venture with Starwood Distressed Opportunity Fund IX (“Fund IX”), an affiliate of our Manager.  In January 2014, we refinanced the initial financing with an $815.0 million first mortgage and mezzanine financing to facilitate the further development of the property.  Fund IX did not participate in the refinancing. As such, the joint venture distributed $31.6 million to Fund IX for the liquidation of their interest in the joint venture.

LNR Related-Party Arrangement

In connection with the LNR acquisition, we were required to cash collateralize certain obligations of LNR, including letters of credit and performance obligations. Fund IX funded $6.2 million of this obligation, but the account is within our name and is thus reflected within our restricted cash balance. We have recognized a corresponding payable to Fund IX of $4.4 million and $6.2 million within related-party payable in our condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively.

15. Stockholders’ Equity

On February 24, 2014, our board of directors declared a dividend of $0.48 per share for the first quarter of 2014, which was paid on April 15, 2014 to common stockholders of record as of March 31, 2014.

Subsequent to March 31, 2014, we issued additional common stock under our currently effective shelf registration.  Refer to Note 23 herein for further details.

Equity Incentive Plans

The Company currently maintains the Manager Equity Plan, the Starwood Property Trust, Inc. Equity Plan (the “Equity Plan”), and the Starwood Property Trust, Inc. Non-Executive Director Stock Plan (“Non-Executive Director Stock Plan”).  Refer to Note 17 to the consolidated financial statements included in our Form 10-K for further information regarding these plans.

On January 2, 2014, the Company granted 2,000,000 restricted stock units to our Manager under the Manager Equity Plan. These awards vest ratably on a quarterly basis over a three-year period beginning on March 31, 2014 and had a grant date fair value of $55.4 million. On January 31, 2014, in connection with the spin-off of the SFR segment, the Company granted our Manager 489,281 restricted stock units of the Company in consideration of the Company’s currently unvested restricted stock units. Of these restricted stock units, 99,480 vest ratably on a quarterly basis over a 21-month period beginning on March 31, 2014 and 389,801 vest ratably on a quarterly basis over a three-year period beginning on March 31, 2014.  These restricted stock units had a grant date fair value of $14.8 million.

As of March 31, 2014, there were 3.4 million shares available for future grants under the Manager Equity Plan and the Equity Plan.

Schedule of Non-Vested Shares and Share Equivalents

	Non-Executive Director Stock Plan	Equity Plan	Manager Equity Plan	Total	Weighted Average Grant Date Fair Value (per share)
Balance as of December 31, 2013	11,228	22,502	510,415	544,145	$22.88
Granted	—	147,911	2,489,281	2,637,192	27.96
Vested	—	(14,981)	(286,278)	(301,259)	26.71
Forfeited	—	—	—	—	—
Balance as of March 31, 2014	11,228	155,432	2,713,418	2,880,078	$27.13

16. Earnings per Share

We present both basic and diluted EPS amounts in our financial statements.  Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from (i) our share-based compensation, consisting of unvested restricted stock units and awards, (ii) contingently issuable shares to our Manager; and (iii) the “in-the-money” conversion options associated with our outstanding Convertible Notes (see further discussion below). Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

The Company’s unvested restricted share units and awards contain rights to receive non-forfeitable dividends and thus are participating securities.  Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between common shares and participating securities.  For the three months ended March 31, 2014 and 2013, the two-class method resulted in the most dilutive EPS calculation.

The following table provides a reconciliation of net income from continuing operations and the number of common shares used in the computations of basic EPS and diluted EPS (in thousands, except per share amounts):

	For the Three Month Ended March 31,
	2014	2013
Basic Earnings
Continuing Operations:
Income from continuing operations attributable to STWD common shareholders	$122,152	$64,531
Less: Income attributable to unvested shares	(1,748)	(454)
Basic — Income from continuing operations	$120,404	$64,077

Discontinued Operations:
Loss from discontinued operations	$(1,551)	$(2,288)
Basic — Net income attributable to STWD common shareholders after allocation to participating securities	$118,853	$61,789

Diluted Earnings
Continuing Operations:
Basic — Income from continuing operations attributable to STWD common shareholders	$122,152	$64,531
Less: Income attributable to unvested shares	(1,748)	(454)
Add: Undistributed earnings to unvested shares	366	18
Less: Undistributed earnings reallocated to unvested shares	(361)	(18)
Diluted — Income from continuing operations	$120,409	$64,077

Discontinued Operations:
Basic — Loss from discontinued operations	$(1,551)	$(2,288)
Diluted — Net income attributable to STWD common shareholders after allocation to participating securities	$118,858	$61,789

Number of Shares:
Basic — Average shares outstanding	195,524	135,480
Effect of dilutive securities — Convertible Notes	3,196	—
Effect of dilutive securities — Contingently Issuable Shares	156	—
Diluted — Average shares outstanding	198,876	135,480

Basic Earnings Per Share:
Income from continuing operations attributable to STWD common shareholders	$0.62	$0.47
Loss from discontinued operations attributable to STWD common shareholders	(0.01)	(0.01)
Net income attributable to STWD common shareholders	$0.61	$0.46

Diluted Earnings Per Share:
Income from continuing operations attributable to STWD common shareholders	$0.61	$0.47
Loss from discontinued operations attributable to STWD common shareholders	(0.01)	(0.01)
Net income attributable to STWD common shareholders	$0.60	$0.46

As of March 31, 2014 and 2013, unvested restricted shares of 2.9 million and 1.0 million, respectively, were excluded from the computation of diluted EPS as their effect was determined to be anti-dilutive.

Also as of March 31, 2014, there were 48.4 million potential shares of common stock contingently issuable upon the conversion of the Convertible Notes.  The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash.  As a result, this principal amount, representing 45.2 million shares at March 31, 2014, was not included in the computation of diluted EPS.  However, as discussed in Note 9, the conversion options associated with both Convertible Notes are “in-the-money.”  The if-converted value of the 2018 Notes and the 2019 Notes exceeded their respective principal amounts by $28.6 million and $53.6 million, respectively, at March 31, 2014.  The dilutive effect to EPS is determined by dividing this “conversion spread value” by the average share price. The “conversion spread value” is the value that would be delivered to investors in shares based on the terms of the Convertible Notes, upon an assumed conversion. In calculating the dilutive effect of these shares, the treasury stock method was used and resulted in a dilution of 3.2 million shares.

17. Accumulated Other Comprehensive Income

The changes in AOCI by component are as follows (in thousands):

	Effective Portion of Cumulative Loss on Cash Flow Hedges	Cumulative Unrealized Gain (Loss) on Available-for- Sale Securities	Foreign Currency Translation	Total
Balance at January 1, 2014	$(604)	$66,566	$9,487	$75,449
OCI before reclassifications	(251)	3,983	1,046	4,778
Amounts reclassified from AOCI	373	(485)	—	(112)
Net period OCI	122	3,498	1,046	4,666
Balance at March 31, 2014	$(482)	$70,064	$10,533	$80,115

Balance at January 1, 2013	$(2,571)	$82,246	$—	$79,675
OCI before reclassifications	(168)	11,956	(7,061)	4,727
Amounts reclassified from AOCI	447	(14,305)	—	(13,858)
Net period OCI	279	(2,349)	(7,061)	(9,131)
Balance at March 31, 2013	$(2,292)	$79,897	$(7,061)	$70,544

The reclassifications out of AOCI impacted the condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013 as follows:

	Amounts Reclassified from AOCI during the Three Months Ended March 31,		Affected Line Item in the Statements
Details about AOCI Components	2014	2013	of Operations
Gains (losses) on cash flow hedges:
Interest rate contracts	$(373)	$(447)	Interest expense
Unrealized gains (losses) on available for sale securities:
Net realized gain (loss) on sale of investments	698	14,347	Gain on sale of investments, net
OTTI	(213)	(42)	OTTI
Total	485	14,305
Total reclassifications for the year	$112	$13,858

18. Benefit Plans

Change in Control Retention Arrangements

In connection with the LNR acquisition, we assumed certain performance obligations under the LNR Property LLC Change in Control Bonus Plan (the “Change in Control Plan”) as discussed further in Note 20 to the consolidated financial statements included in our Form 10-K.  The balance of the Change in Control Plan, which was pre-funded by the sellers of LNR into a Rabbi Trust, was paid to participants during the three months ended March 31, 2014.

19. Fair Value

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

Level III—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Valuation Process

We have valuation control processes in place to validate the fair value of the Company’s financial assets and liabilities measured at fair value including those derived from pricing models. These control processes are designed to assure that the values used for financial reporting are based on observable inputs wherever possible.  Refer to Note 21 to the consolidated financial statements included in our Form 10-K for further discussion of our valuation process.

We determine the fair value of our assets and liabilities measured at fair value on a recurring and nonrecurring basis in accordance with the methodology described in our Form 10-K.

The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the condensed consolidated balance sheets by their level in the fair value hierarchy as of March 31, 2014 and December 31, 2013 (amounts in thousands):

	March 31, 2014
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$186,837	$—	$112,720	$74,117
RMBS	291,217	—	—	291,217
CMBS	247,601	—	6,936	240,665
Equity security	15,115	15,115	—	—
Domestic servicing rights	144,898	—	—	144,898
Derivative assets	4,617	—	4,617	—
VIE assets	118,451,518	—	—	118,451,518
Total	$119,341,803	$15,115	$124,273	$119,202,415
Financial Liabilities:
Derivative liabilities	$18,057	$—	$18,057	$—
VIE liabilities	117,931,005	—	114,448,083	3,482,922
Total	$117,949,062	$—	$114,466,140	$3,482,922

	December 31, 2013
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$206,672	$—	$—	$206,672
RMBS	296,236	—	—	296,236
CMBS	255,306	—	47,300	208,006
Equity security	15,247	15,247	—	—
Domestic servicing rights	150,149	—	—	150,149
Derivative assets	7,769	—	7,769	—
VIE assets	103,151,624	—	—	103,151,624
Total	$104,083,003	$15,247	$55,069	$104,012,687
Financial Liabilities:
Derivative liabilities	$24,192	$—	$24,192	$—
VIE liabilities	102,649,263	—	101,051,279	1,597,984
Total	$102,673,455	$—	$101,075,471	$1,597,984

The changes in financial assets and liabilities classified as Level III were as follows for the three months ended March 31, 2014 and 2013 (amounts in thousands):

	Loans Held-for-sale	RMBS	CMBS	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2014 balance	$206,672	$296,236	$208,006	$150,149	$103,151,624	$(1,597,984)	$102,414,703
Total realized and unrealized (losses) gains:
Included in earnings:
Change in fair value / gain on sale	20,893	1,011	5,207	(5,251)	(3,681,541)	101,499	(3,558,182)
OTTI	—	(213)	—	—	—	—	(213)
Net accretion	—	6,564	—	—	—	—	6,564
Included in OCI	—	4,748	(533)	—	—	—	4,215
Purchases / Originations	261,825	—	3,831	—	—	—	265,656
Sales	(302,461)	(9,310)	(15,844)	—	—	—	(327,615)
Issuances	—	—	—	—	—	(45,761)	(45,761)
Cash repayments / receipts	(92)	(7,819)	(408)	—	—	35,366	27,047
Transfers into Level III	—	—	47,300	—	—	(571,612)	(524,312)
Transfers out of Level III	(112,720)	—	(179)	—	—	419,741	306,842
Consolidations of VIEs	—	—	(6,715)	—	20,270,649	(1,824,171)	18,439,763
Deconsolidations of VIEs	—	—	—	—	(1,289,214)	—	(1,289,214)
March 31, 2014 balance	$74,117	$291,217	$240,665	$144,898	$118,451,518	$(3,482,922)	$115,719,493
Amount of total (losses) gains included in earnings attributable to assets still held at March 31, 2014	$177	$6,295	$5,207	$(5,251)	$(3,681,541)	$101,499	$(3,573,614)

January 1, 2013 balance	$—	$333,153	$—	$—	$—	$—	$333,153
Total realized and unrealized gains:
Included in earnings:
OTTI	—	(42)	—	—	—	—	(42)
Net accretion	—	6,151	—	—	—	—	6,151
Included in OCI	—	9,232	—	—	—	—	9,232
Sales	—	(10,582)	—	—	—	—	(10,582)
Cash repayments / receipts		(16,869)					(16,869)
March 31, 2013 balance	$—	$321,043	$—	$—	$—	$—	$321,043
Amount of total gains included in earnings attributable to assets still held at March 31, 2013	$—	$6,109	$—	$—	$—	$—	$6,109

During the three months ended March 31, 2014, we transferred $47.3 million of CMBS investments from Level II to Level III due to a decrease in the observable relevant market activity.

The following table presents the fair values of our financial instruments not carried at fair value on the consolidated balance sheets (amounts in thousands):

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets not carried at fair value:
Loans held-for-investment and loans transferred as secured borrowings	$4,777,965	$4,885,290	$4,544,132	$4,609,040
Securities, held-to-maturity	369,152	367,811	368,318	368,453
European servicing rights	23,158	24,357	27,024	29,327
Non-performing residential loans	—	—	215,371	215,371
Financial liabilities not carried at fair value:
Secured financing agreements and secured borrowings on transferred loans	$2,744,100	$2,743,969	$2,438,798	$2,436,708
Convertible senior notes	1,000,839	1,216,482	997,851	1,160,000

The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollar amounts in thousands):

	Carrying Value at	Valuation		Range as of (1)
	March 31, 2014	Technique	Unobservable Input	March 31, 2014	December 31, 2013
Loans held-for-sale, fair value option	$74,117	Discounted cash flow	Yield (b)	4.8% - 6.6%	5.2% - 5.9%
			Duration(c)	5.0 - 10.0 years	5.0 - 10.0 years
RMBS	291,217	Discounted cash flow	Constant prepayment rate(a)	0.9% - 16.4%	(0.6)% - 16.6%
			Constant default rate(b)	1.4% - 9.5%	1.4% - 11.3%
			Loss severity(b)	13% - 82%(e)	15% - 92%(e)
			Delinquency rate(c)	3% - 32%	3% - 48%
			Servicer advances(a)	23% - 96%	24% - 95%
			Annual coupon deterioration(b)	0% - 0.9%	0% - 0.7%
			Putback amount per projected
			total collateral loss(d)	0% - 10%	0% - 9%
CMBS	240,665	Discounted cash flow	Yield(b)	0% - 457.8%	0% - 890.0%
			Duration(c)	0 – 11.9 years	0 - 11.0 years
Domestic servicing rights	144,898	Discounted cash flow	Debt yield(a)	8.75%	8.75%
			Discount rate(b)	15%	15%
			Control migration(b)	0% - 80%	0% - 80%
VIE assets	118,451,518	Discounted cash flow	Yield(b)	0% - 968.9%	0% - 952.3%
			Duration(c)	0 – 22.4 years	0 - 22.7 years
VIE liabilities	3,482,922	Discounted cash flow	Yield(b)	0% - 968.9%	0% - 952.3%
			Duration(c)	0 – 22.4 years	0 - 22.7 years

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

(e)                                  88% and 90% of the portfolio falls within a range of 45%-80% as of March 31, 2014 and December 31, 2013, respectively.

20.  Income Taxes

As described in Note 1, we established additional TRSs to hold certain operations of the LNR Segment. Our income tax provision consisted of the following for the three months ended March 31, 2014 and 2013 (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Current
Federal	$5,140	$631
Foreign	1,449	—
State	870	146
Total current	7,459	777
Deferred
Federal	(704)	—
Foreign	(1,006)	—
State	(129)	—
Total deferred	(1,839)	—
Total income tax provision (1)	$5,620	$777

(1)                     Includes $0 and $162 thousand reflected in discontinued operations for the three months ended March 31, 2014 and 2013, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are presented net by tax jurisdiction and are reported in other assets and other liabilities, respectively. At March 31, 2014 and December 31, 2013, our U.S. tax jurisdiction was in a net deferred tax asset position, while our European tax jurisdiction was in a net deferred tax liability position. The following table presents each of these tax jurisdictions and the tax effects of temporary differences on their respective net deferred tax assets and liabilities (in thousands):

	March 31, 2014	December 31, 2013
U.S.
Deferred tax asset, net
Reserves and accruals	$10,872	$11,454
Domestic intangible assets	1,198	(714)
Investment securities and loans	(1,910)	(892)
Investment in unconsolidated entities	2,082	1,811
Deferred income	194	59
Net operating and capital loss carryforwards	2,479	967
Valuation allowance	(2,479)	(799)
Other U.S. temporary differences	(229)	(242)
	12,207	11,644
Europe
Deferred tax liability, net
European servicing rights	(5,295)	(6,257)
Net operating and capital loss carryforwards	10,996	10,951
Valuation allowance	(10,996)	(10,951)
Other European temporary differences	(373)	(527)
	(5,668)	(6,784)
Net deferred tax assets (liabilities)	$6,539	$4,860

Unrecognized tax benefits were not material as of and during the three months ended March 31, 2014.

The following table is a reconciliation of our federal income tax determined using our statutory federal tax rate to our reported income tax provision for the three months ended March 31, 2014 and 2013 (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2014		2013
Federal statutory tax rate	$44,275	35.0%	$22,470	35.0%
REIT and other non-taxable income	(40,382)	(32.0)%	(21,788)	(33.9)%
State income taxes	450	0.4%	146	0.2%
Federal benefit of state tax deduction	(158)	(0.1)%	(51)	(0.1)%
Valuation allowance	1,512	1.2%	—	—
Other	(77)	(0.1)%	—	—
Effective tax rate	$5,620	4.4%	$777	1.2%

21. Commitments and Contingencies

As of March 31, 2014, we had future funding commitments on 43 loans totaling $1.8 billion, primarily related to construction projects, capital improvements, tenant improvements, and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum debt service coverage ratios or executions of new leases before advances are made to the borrower.

Management is not aware of any other contractual obligations, legal proceedings, or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on our condensed consolidated financial statements.

22.  Segment Data

In its operation of the business, management, including our chief operating decision maker, who is our Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis prior to the impact of consolidating VIEs under ASC 810. The segment information within this note is reported on that basis.  Refer to Note 24 to the consolidated financial statements included in our Form 10-K for further discussion of the composition of our reportable business segments.

The table below presents our results of operations for the three months ended March 31, 2014 by business segment (amounts in thousands):

	Real Estate Investment Lending	LNR	Single Family Residential	Subtotal	LNR VIEs	Total
Revenues:
Interest income from loans	$102,087	$2,823	$—	$104,910	$—	$104,910
Interest income from investment securities	18,289	23,008	—	41,297	(11,843)	29,454
Servicing fees	37	56,185	—	56,222	(22,011)	34,211
Other revenues	80	3,597	—	3,677	(273)	3,404
Total revenues	120,493	85,613	—	206,106	(34,127)	171,979
Costs and expenses:
Management fees (1)	27,765	18	—	27,783	38	27,821
Interest expense (1)	36,880	951	—	37,831	—	37,831
General and administrative	7,145	38,770	—	45,915	186	46,101
Acquisition and investment pursuit costs	212	182	—	394	—	394
Depreciation and amortization	—	4,636	—	4,636	—	4,636
Loan loss allowance	497	—	—	497	—	497
Other expense	(14)	1,703	—	1,689	—	1,689
Segment allocations (1)	(12,036)	10,154	1,882	—	—	—
Total costs and expenses	60,449	56,414	1,882	118,745	224	118,969
Income before other income, income taxes and non-controlling interests	60,044	29,199	(1,882)	87,361	(34,351)	53,010
Other income:
Income of consolidated VIEs, net	—	—	—	—	56,004	56,004
Change in fair value of servicing rights	—	(12,175)	—	(12,175)	6,924	(5,251)
Change in fair value of investment securities, net	(156)	36,952	—	36,796	(28,435)	8,361
Change in fair value of mortgage loans held-for-sale, net	—	20,893	—	20,893	—	20,893
Earnings from unconsolidated entities	1,540	(1,383)	—	157	(93)	64
Gain on sale of investments, net	1,555	—	—	1,555	—	1,555
Loss on derivative financial instruments, net	(2,788)	(5,078)	—	(7,866)	—	(7,866)
Foreign currency gain (loss), net	1,561	(84)	—	1,477	—	1,477
OTTI	(213)	—	—	(213)	—	(213)
Other income, net	18	—	—	18	—	18
Total other income	1,517	39,125	—	40,642	34,400	75,042
Income from continuing operations before income taxes	61,561	68,324	(1,882)	128,003	49	128,052
Income tax provision	(83)	(5,537)	—	(5,620)	—	(5,620)
Income from continuing operations	61,478	62,787	(1,882)	122,383	49	122,432
Loss from discontinued operations, net of tax	—	—	(1,551)	(1,551)	—	(1,551)
Net income	61,478	62,787	(3,433)	120,832	49	120,881
Net income attributable to non-controlling interests	(231)	—	—	(231)	(49)	(280)
Net income attributable to Starwood Property Trust, Inc.	$61,247	$62,787	$(3,433)	$120,601	$—	$120,601

(1)                     Due to the structure of our business, certain costs incurred by one segment may benefit other segments. Costs that are identifiable are allocated to the segments that benefit so that one segment is not solely burdened by this cost. Allocated costs currently include interest expense related to our consolidated debt (excluding VIEs) and management fees payable to our Manager, both of which represent shared costs. Each allocation is measured differently based on the specific facts and circumstances of the costs being allocated.

The table below presents our results of operations for the three months ended March 31, 2013 by business segment (amounts in thousands):

	Real Estate Investment Lending	Single Family Residential	Total
Revenues:
Interest income from loans	$67,690	$—	$67,690
Interest income from investment securities	16,240	—	16,240
Other revenues	79	—	79
Total revenues	84,009	—	84,009
Costs and expenses:
Management fees	15,069	—	15,069
Interest expense	17,426	—	17,426
General and administrative	4,038	—	4,038
Business combination costs	4,196	—	4,196
Acquisition and investment pursuit costs	81	—	81
Loan loss allowance	30	—	30
Other expense	33	—	33
Total costs and expenses	40,873	—	40,873
Income before other income, income taxes and non-controlling interests	43,136	—	43,136
Other income:
Change in fair value of investment securities, net	405	—	405
Earnings from unconsolidated entities	741	—	741
Gain on sale of investments, net	13,524	—	13,524
Gain on derivative financial instruments, net	16,228	—	16,228
Foreign currency loss, net	(7,665)	—	(7,665)
OTTI	(42)	—	(42)
Total other income	23,191	—	23,191
Income from continuing operations before income taxes	66,327	—	66,327
Income tax provision	(615)	—	(615)
Income from continuing operations	65,712	—	65,712
Loss from discontinued operations, net of tax	—	(2,288)	(2,288)
Net income	65,712	(2,288)	63,424
Net income attributable to non-controlling interests	(1,181)	—	(1,181)
Net income attributable to Starwood Property Trust, Inc.	$64,531	$(2,288)	$62,243

The table below presents our condensed consolidated balance sheet as of March 31, 2014 by business segment (amounts in thousands):

	Real Estate Investment Lending	LNR	Subtotal	LNR VIEs	Total
Assets:
Cash and cash equivalents	$174,821	$51,398	$226,219	$252	$226,471
Restricted cash	34,000	9,117	43,117	—	43,117
Loans held-for-investment, net	4,625,020	9,903	4,634,923	—	4,634,923
Loans held-for-sale	—	186,837	186,837	—	186,837
Loans transferred as secured borrowings	143,042	—	143,042	—	143,042
Investment securities	788,961	564,818	1,353,779	(430,694)	923,085
Intangible assets—servicing rights	—	245,032	245,032	(76,976)	168,056
Investment in unconsolidated entities	46,395	61,601	107,996	(3,476)	104,520
Goodwill	—	140,437	140,437	—	140,437
Derivative assets	2,666	1,951	4,617	—	4,617
Accrued interest receivable	33,955	560	34,515	—	34,515
Other assets	49,875	62,384	112,259	(1,036)	111,223
VIE assets, at fair value	—	—	—	118,451,518	118,451,518
Total Assets	$5,898,735	$1,334,038	$7,232,773	$117,939,588	$125,172,361
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$41,085	$96,403	$137,488	$343	$137,831
Related-party payable	25,016	4,442	29,458	—	29,458
Dividends payable	95,424	—	95,424	—	95,424
Derivative liabilities	17,917	140	18,057	—	18,057
Secured financing agreements, net	2,492,530	108,532	2,601,062	—	2,601,062
Convertible senior notes, net	1,000,839	—	1,000,839	—	1,000,839
Secured borrowings on transferred loans	143,038	—	143,038	—	143,038
VIE liabilities, at fair value	—	—	—	117,931,005	117,931,005
Total Liabilities	3,815,849	209,517	4,025,366	117,931,348	121,956,714
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock	—	—	—	—	—
Common stock	1,967	—	1,967	—	1,967
Additional paid-in capital	1,909,038	1,283,207	3,192,245	—	3,192,245
Treasury stock	(10,642)	—	(10,642)	—	(10,642)
Accumulated other comprehensive income	72,428	7,687	80,115	—	80,115
Retained earnings (deficit)	106,831	(166,373)	(59,542)	—	(59,542)
Total Starwood Property Trust, Inc. Stockholders’ Equity	2,079,622	1,124,521	3,204,143	—	3,204,143
Non-controlling interests in consolidated subsidiaries	3,264	—	3,264	8,240	11,504
Total Equity	2,082,886	1,124,521	3,207,407	8,240	3,215,647
Total Liabilities and Equity	$5,898,735	$1,334,038	$7,232,773	$117,939,588	$125,172,361

The table below presents our condensed consolidated balance sheet as of December 31, 2013 by business segment (amounts in thousands):

	Real Estate Investment Lending	Single Family Residential	LNR	Subtotal	LNR VIEs	Total
Assets:
Cash and cash equivalents	$232,270	$44,807	$40,274	$317,351	$276	$317,627
Restricted cash	36,593	251	32,208	69,052	—	69,052
Loans held-for-investment, net	4,350,937	—	12,781	4,363,718	—	4,363,718
Loans held-for-sale	—	—	206,672	206,672	—	206,672
Loans transferred as secured borrowings	180,414	—	—	180,414	—	180,414
Investment securities	794,147	—	550,282	1,344,429	(409,322)	935,107
Intangible assets—servicing rights	—	—	257,736	257,736	(80,563)	177,173
Residential real estate, net	—	749,214	—	749,214	—	749,214
Non-performing residential loans	—	215,371	—	215,371	—	215,371
Investment in unconsolidated entities	50,167	—	76,170	126,337	(3,383)	122,954
Goodwill	—	—	140,437	140,437	—	140,437
Derivative assets	3,138	—	4,631	7,769	—	7,769
Accrued interest receivable	35,501	—	2,129	37,630	—	37,630
Other assets	31,020	8,045	57,620	96,685	(872)	95,813
VIE assets, at fair value	—	—	—	—	103,151,624	103,151,624
Total Assets	$5,714,187	$1,017,688	$1,380,940	$8,112,815	$102,657,760	$110,770,575
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$66,127	$23,056	$135,882	$225,065	$309	$225,374
Related-party payable	11,245	—	6,548	17,793	—	17,793
Dividends payable	90,171	—	—	90,171	—	90,171
Derivative liabilities	24,149	—	43	24,192	—	24,192
Secured financing agreements, net	2,127,717	—	129,843	2,257,560	—	2,257,560
Convertible senior notes, net	997,851	—	—	997,851	—	997,851
Secured borrowings on transferred loans	181,238	—	—	181,238	—	181,238
VIE liabilities, at fair value	—	—	—	—	102,649,263	102,649,263
Total Liabilities	3,498,498	23,056	272,316	3,793,870	102,649,572	106,443,442
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock	—	—	—	—	—	—
Common stock	1,961	—	—	1,961	—	1,961
Additional paid-in capital	1,987,133	1,004,846	1,308,500	4,300,479	—	4,300,479
Treasury stock	(10,642)	—	—	(10,642)	—	(10,642)
Accumulated other comprehensive income	68,092	—	7,357	75,449	—	75,449
Retained earnings (deficit)	132,625	(10,111)	(207,233)	(84,719)	—	(84,719)
Total Starwood Property Trust, Inc. Stockholders’ Equity	2,179,169	994,735	1,108,624	4,282,528	—	4,282,528
Non-controlling interests in consolidated subsidiaries	36,520	(103)	—	36,417	8,188	44,605
Total Equity	2,215,689	994,632	1,108,624	4,318,945	8,188	4,327,133
Total Liabilities and Equity	$5,714,187	$1,017,688	$1,380,940	$8,112,815	$102,657,760	$110,770,575

23. Subsequent Events

Our significant events subsequent to March 31, 2014 were as follows:

Issuance of Common Shares

On April 11, 2014, we issued 22.0 million shares of common stock for gross proceeds of $491.0 million.  In connection with this offering, the underwriters had a 30-day option to purchase an additional 3.3 million shares of common stock, which they exercised in full, resulting in additional gross proceeds of $73.7 million.

Dividend Declaration

On May 6, 2014, our board of directors declared a dividend of $0.48 per share for the second quarter of 2014, which is payable on July 15, 2014 to common stockholders of record as of June 30, 2014.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the information included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements.  See “Special Note Regarding Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q.

Overview

Starwood Property Trust, Inc. (“STWD” together with its subsidiaries, “we” or the “Company”) is a Maryland corporation that commenced operations in August 2009, upon the completion of our initial public offering (“IPO”). We are focused primarily on originating, acquiring, financing and managing commercial mortgage loans and other commercial real estate debt investments, commercial mortgage-backed securities (“CMBS”), and other commercial real estate-related debt investments in both the U.S. and Europe. We refer to the following as our target assets:

• commercial real estate mortgage loans, including preferred equity interests;

• CMBS; and

• other commercial real estate-related debt investments.

We may also invest in residential mortgage-backed securities (“RMBS”), certain residential mortgage loans, distressed or non-performing commercial loans, commercial properties subject to net leases and commercial real estate owned. As market conditions change over time, we may adjust our strategy to take advantage of changes in interest rates and credit spreads as well as economic and credit conditions.

We have three reportable business segments which include:

•                  Real estate investment lending (the “Lending Segment”)—includes all business activities of the Company, excluding the single family residential and LNR businesses, which generally represents investments in real estate related loans and securities that are held-for-investment.

•                  LNR—includes all business activities of the acquired LNR Property LLC (“LNR”) business excluding the consolidation of securitization VIEs.

•                  Single family residential (“SFR”)—includes the business activities associated with our investments in single-family residential properties and non-performing single-family residential mortgage loans.  This segment was spun off on January 31, 2014 as discussed below and in Note 3 to our condensed consolidated financial statements herein.

On April 19, 2013, we acquired the equity of LNR and certain of its subsidiaries for an initial agreed upon purchase price of approximately $859 million, which was reduced for transaction expenses and distributions occurring after September 30, 2012, resulting in cash consideration of approximately $730 million. Immediately prior to the acquisition, an affiliate of the Company acquired the remaining equity comprising LNR’s commercial property division for a purchase price of $194 million. The portion of the LNR business acquired by us includes the following: (i) servicing businesses in both the U.S. and Europe that manage and work out problem assets, (ii) a finance business that is focused on selectively acquiring and managing real estate finance investments, including unrated, investment grade and non-investment grade rated CMBS, including subordinated interests of securitization and resecuritization transactions, and high yielding real estate loans; and (iii) a mortgage loan business which originates conduit loans for the primary purpose of selling these loans into securitization transactions.

On January 31, 2014, we completed the spin-off of our SFR segment to our stockholders. The newly-formed real estate investment trust, Starwood Waypoint Residential Trust (“SWAY”), is listed on the New York Stock Exchange (“NYSE”) and trades under the ticker symbol “SWAY.” Our stockholders received one common share of SWAY for every five shares of our common stock held at the close of business on January 24, 2014. As part of the spin-off, we contributed $100 million to the unlevered balance sheet of SWAY to fund its growth and operations. As of January 31, 2014, SWAY held net assets of $1.1 billion. The net assets of SWAY consisted of approximately 7,200 units of single-family homes and residential non-performing mortgage loans as of January 31, 2014. In connection with the spin-off, 40.1 million shares of SWAY were issued. Refer to Note 3 herein for additional information regarding SFR segment financial information.

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

In connection with the LNR acquisition, we established additional taxable REIT subsidiaries (“TRSs”). TRSs permit us to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, we will continue to maintain our qualification as a REIT.

These TRSs engage in various real estate related operations, including special servicing of commercial real estate, originating and securitizing commercial mortgage loans, and investing in entities which engage in real estate related operations. As of March 31, 2014, $799.8 million of the LNR assets were owned by TRS entities. Our TRSs are not consolidated for federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.

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

Subsequent Events

On April 11, 2014, we issued 22.0 million shares of common stock for gross proceeds of $491.0 million.  In connection with this offering, the underwriters had a 30-day option to purchase an additional 3.3 million shares of common stock, which they exercised in full, resulting in additional gross proceeds of $73.7 million.

On May 6, 2014, our board of directors declared a dividend of $0.48 per share for the second quarter of 2014, which is payable on July 15, 2014 to common stockholders of record as of June 30, 2014.

Developments During the First Quarter of 2014

•                  Completed the spin-off of our SFR segment to our stockholders on January 31, 2014, as described above.

•                  Originated a $450.0 million first mortgage and mezzanine construction financing for the development of a 57-story tower containing luxury condominium residences and ground floor retail space in Manhattan, New York of which the Company has funded $26.1 million.

•                  Originated a $234.9 million first mortgage and mezzanine construction financing for the development of a mixed-use luxury residential and retail development in the Flushing area of Queens, New York, of which the Company has funded $19.9 million.

•                  Co-originated $407.5 million out of a total of $815.0 million of first mortgage and mezzanine financing, which was used to refinance and recapitalize loans the Company had co-originated in October 2012 for the acquisition and redevelopment of a 10-story retail building in the Times Square area of Manhattan, New York, including the addition of a hotel.  The Company’s balance under the prior loans was $210.9 million.  The Company has funded $182.0 million of the financing.

•                  Originated and fully funded $197.2 million of first mortgage and mezzanine financing secured by an 89-asset bank branch portfolio in California.

•                  Originated a $179.5 million first mortgage and mezzanine loan to finance the acquisition of a premier data center in Philadelphia, Pennsylvania, of which the Company has funded $99.9 million.

•                  Originated a $113.5 million first mortgage and mezzanine loan to finance the acquisition of a 31-story class A office tower located in Burbank, California, of which the Company has funded $74.0 million.

•                  Named special servicer on three new issue CMBS deals.

•                  Purchased $44.7 million of CMBS, including $38.9 million in new issue B-pieces.

•                  Originated new conduit loans of $261.8 million.

•                  Received proceeds of $302.5 million from sales of conduit loans.

•                  Amended one of our repurchase facilities to upsize available borrowings to $1.0 billion from $550 million, extend the maturity date, allow for additional extension options, reduce pricing and debt-yield thresholds for purchased assets and amend certain financial covenants to contemplate the spin-off of the SFR segment.  Refer to Note 8 of our condensed consolidated financial statements for further discussion.

Results of Operations

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

The discussion below is based on accounting principles generally accepted in the United States of America (“GAAP”) and therefore reflects the elimination of certain key financial statement line items related to the consolidation of variable interest entities (“VIEs”), particularly within revenues and other income, as discussed in Note 2 to the condensed consolidated financial statements included herein. For a discussion of our results of operations excluding the impact of Accounting Standards Codification (“ASC”) Topic 810 as it relates to the consolidation of VIEs, refer to the Non-GAAP Financial Measures section herein.

Revenues

For the three months ended March 31, 2014, total revenues increased $88.0 million to $172.0 million, compared to $84.0 million for the three months ended March 31, 2013. The increase is primarily due to $51.5 million of revenues attributable to LNR (after consolidated VIE eliminations of $34.1 million) and a $34.4 million increase in interest income from loans of our Lending Segment. Revenues of LNR primarily consisted of $34.2 million of servicing fees and $14.0 million of interest income from loans and investment securities (after consolidated VIE eliminations of $22.0 million and $11.8 million, respectively). The $34.4 million increase in interest income from loans reflects a $1.8 billion net increase in loan investments of our Lending Segment between March 31, 2013 and 2014, mainly resulting from new loan originations.

Costs and Expenses

For the three months ended March 31, 2014, total costs and expenses increased $78.1 million to $119.0 million, compared to $40.9 million for the three months ended March 31, 2013. The increase was primarily due to $56.6 million of costs and expenses attributable to LNR and increases in our Lending Segment of $19.5 million for interest expense, $12.7 million for management fees and $3.1 million for general and administrative expenses, all partially offset by a $10.2 million allocation of management fees and interest to the LNR Segment and a $4.2 million decrease in business combination costs incurred in the prior year period related to the LNR acquisition. Costs and expenses of LNR primarily reflect general and administrative expenses of $39.0 million, the allocated management fees and interest of $10.2 million and depreciation and amortization of $4.6 million. The increase in interest expense reflects our issuance of $1.1 billion total principal amount of 4.6% and 4.0% convertible senior notes in February and July of 2013 and a new term loan facility that we used to replace LNR’s previous senior credit facility in April 2013. The new term loan facility had an initial principal balance of $300 million, which was increased to $673 million in December 2013.  In addition, our borrowings under various repurchase agreements increased $0.8 billion between March 31, 2013 and 2014. The $12.7 million increase in management fees reflects the impacts of (i) the increase in our stockholders’ equity resulting from prior year equity raises, which generated net proceeds of $1.5 billion, partially offset by the spin-off of the SFR segment, (ii) the profitability of the LNR Segment, which generated higher returns on invested capital and (iii) higher manager stock compensation expense on awards granted in the 2014 first quarter.

Other Income

For the three months ended March 31, 2014, total other income increased $51.8 million to $75.0 million, from $23.2 million for the three months ended March 31, 2013. The increase was primarily due to $73.5 million of other income attributable to LNR (after VIE consolidations of $34.4 million) and a $9.2 million favorable swing in foreign currency gain (loss) in our Lending Segment, both partially offset by a $19.0 million unfavorable swing in gain (loss) on derivatives and a $12.0 million decrease in gains on loans and investments in our Lending Segment. Other income of LNR primarily consisted of $56.0 million of income of consolidated VIEs and a $20.9 million increase in the fair value of mortgage loans held-for-sale, which includes both realized and unrealized net gains after hedging activity on loans originated by LNR’s conduit platform since we elected to apply the fair value option. Income of consolidated VIEs of $56.0 million reflects the fees paid to LNR in its capacity as special servicer for the VIEs, interest income, and changes in fair value related to LNR’s direct investments in the VIEs (including CMBS and servicing rights).  The $19.0 million unfavorable swing in gain (loss) on derivatives was principally due to $16.0 million of unrealized gains on currency hedges in the 2013 first quarter driven by a deterioration of the European currency markets compared to a $3.0 million loss in the 2014 first quarter.  The $12.0 million decrease in gains on loans and investments was due to a higher volume of CMBS and other investment sales that generated $13.5 million of realized gains in the 2013 first quarter compared to $1.5 million of gains in the 2014 first quarter.

Income Tax Provision

For the three months ended March 31, 2014, our income tax provision increased $5.0 million to $5.6 million from $0.6 million for the three months ended March 31, 2013. The increase is due to the taxable nature of LNR’s loan servicing and loan conduit businesses which are housed in TRSs.

Discontinued Operations

Loss from discontinued operations of $1.6 million and $2.3 million for the three months ended March 31, 2014 and 2013, respectively, reflects the results of the expanding SFR segment prior to its January 31, 2014 spin-off to our stockholders.  Refer to Note 3 to our condensed consolidated financial statements included herein for a summary comparison of the results of the SFR segment for the one month it is included in the 2014 first quarter versus the full three months it is included in the 2013 first quarter.

Net Income

Net income attributable to the Company for the three months ended March 31, 2014 was $120.6 million or $0.60 per diluted share, compared to net income of $62.2 million or $0.46 per diluted share for the three months ended March 31, 2013, reflecting an increase of $58.4 million or $0.14 per diluted share.

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

In assessing the appropriate weighted average diluted share count to apply to Core Earnings for purposes of determining Core earnings per share (“EPS”), management considered the following: (i) in accordance with GAAP, the two-class method was deemed most dilutive; and (ii) under the two-class method, our participating securities were determined to be anti-dilutive and were thus excluded from the denominator.  Because compensation expense related to participating securities is added back for Core Earnings purposes pursuant to the definition above, there is no dilution to Core Earnings resulting from the associated expense recognition.  As a result, we determined that the two-class method, adjusted to include (instead of exclude) participating securities, was the most conservative and appropriate weighted average share count to apply to the calculation.  This method results in diluted weighted average shares totaling 201,756,868.

The definition of Core Earnings allows management to make adjustments, subject to the approval of a majority of the independent directors, in non-standard situations where such adjustments are considered appropriate in order for Core Earnings to be calculated in a manner consistent with its definition and objective. We encountered this type of situation during the three months ended March 31, 2014 when a hedged loan was expected to be repaid, but was instead extended.  The series of foreign exchange forward contracts which hedged this loan were in a loss position on the expected repayment date.  In order to accommodate the revised repayment date, the hedges were extended.  In doing so, the counterparty required that the existing hedges be effectively liquidated.  As a result, for GAAP and Core Earnings purposes, the loss on the hedge is realized, while the corresponding gain on the loan continues as unrealized until the repayment occurs.  In an effort to treat this transaction consistently with similar past transactions, and to match the income statement effects of a hedge with the related hedged item, we modified the definition of Core Earnings to allow for hedged loans and their corresponding hedges to be treated as realized in the same accounting period.

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

The following table presents our summarized results of operations and reconciliation to Core Earnings for the three months ended March 31, 2014, by business segment (amounts in thousands):

	Real Estate Investment Lending	LNR	Single Family Residential	Total
Revenues	$120,493	$85,613	$—	$206,106
Costs and expenses	(60,449)	(56,414)	(1,882)	(118,745)
Other income	1,517	39,125	—	40,642
Income (loss) from continuing operations before income taxes	61,561	68,324	(1,882)	128,003
Income tax provision	(83)	(5,537)	—	(5,620)
Loss from discontinued operations, net of tax	—	—	(1,551)	(1,551)
Income attributable to non-controlling interests	(231)	—	—	(231)
Net income (loss) attributable to Starwood Property Trust, Inc.	61,247	62,787	(3,433)	120,601
Add / (Deduct):
Non-cash equity compensation expense	7,207	—	—	7,207
Management incentive fee	4,475	2,702	—	7,177
Change in Control Plan	—	1,279	—	1,279
Depreciation and amortization	—	282	1,540	1,822
Loan loss allowance	497	—	—	497
Interest income adjustment for securities	(402)	5,459	—	5,057
(Gains) / losses on:
Loans held-for-sale	—	(2,604)	—	(2,604)
Securities	(363)	(22,537)	—	(22,900)
Derivatives	2,443	1,963	—	4,406
Foreign currency	(945)	—	—	(945)
Earnings from unconsolidated entities	—	(71)	—	(71)
Core Earnings (Loss)	$74,159	$49,260	$(1,893)	$121,526
Core Earnings (Loss) per Weighted Average Diluted Share	$0.37	$0.24	$(0.01)	$0.60

The following table presents our summarized results of operations and reconciliation to Core Earnings for the three months ended March 31, 2013, by business segment (amounts in thousands):

	Real Estate Investment Lending	Single Family Residential	Total
Revenues	$84,009	$—	$84,009
Costs and expenses	(40,873)	—	(40,873)
Other income	23,191	—	23,191
Income from continuing operations before income taxes	66,327	—	66,327
Income tax provision	(615)	—	(615)
Loss from discontinued operations, net of tax	—	(2,288)	(2,288)
Income attributable to non-controlling interests	(1,181)	—	(1,181)
Net income (loss) attributable to Starwood Property Trust, Inc.	64,531	(2,288)	62,243
Add / (Deduct):
Non-cash equity compensation expense	4,656	—	4,656
Management incentive fee	47	—	47
Depreciation and amortization	—	713	713
Loan loss allowance	30	—	30
(Gains) / losses on:
Securities	(438)	—	(438)
Derivatives	(16,580)	—	(16,580)
Foreign currency	7,427	—	7,427
Core Earnings (Loss)	$59,673	$(1,575)	$58,098
Core Earnings (Loss) per Weighted Average Diluted Share	$0.44	$(0.01)	$0.43

Real Estate Investment Lending Segment

The Lending Segment’s Core Earnings increased by $14.5 million during the first quarter of 2014, from $59.7 million during the first quarter of 2013 to $74.2 million in the first quarter of 2014. After making adjustments for the calculation of Core Earnings, revenues were $119.9 million, costs and expenses were $48.3 million, other income was $2.8 million and income taxes were $0.1 million.

Core revenues, consisting principally of interest income on loans, increased by $35.9 million due to significant growth in our loan portfolio.

Core costs and expenses increased by $12.1 million in the first quarter of 2014, primarily due to higher interest expense associated with the various facilities utilized to fund the growth of our investment portfolio.  This increase in interest expense was partially offset by the absence of $4.3 million of costs incurred in the first quarter of 2013 associated with the LNR acquisition.  General and administrative expenses increased by $2.8 million during the quarter due to higher legal fees associated with the administration of our financing facilities and higher compensation expense.

Core other income decreased by $10.8 million, principally due to lower gains on sales of investments of $11.3 million. The nature and timing of investment sales will depend upon a variety of factors, including our current outlook and strategy with respect to an investment, other available investment opportunities, and market pricing. As a result, gains (or losses) from sales of our investments have fluctuated over time, and we would expect this variability to continue for the foreseeable future.

LNR Segment

The LNR Segment contributed Core Earnings of $49.3 million during the three months ended March 31, 2014. After making adjustments for the calculation of Core Earnings, revenues were $91.1 million, costs and expenses were $52.2 million, other income was $15.8 million and income taxes were $5.5 million.

Core revenues benefited from servicing fees of $56.2 million, CMBS interest income of $28.5 million, interest income on our conduit loans of $2.8 million, and other revenues of $3.6 million. Our U.S. servicing operation earned $43.3 million in fees during the period while our European servicer earned $12.9 million. The treatment of CMBS interest income on a GAAP basis is complicated by our application of the ASC 810 consolidation rules. In an attempt to treat these securities similar to the trust’s other investment securities, we compute core interest income pursuant to an effective yield methodology. In doing so, we segregate the portfolio into various categories based on the components of the bonds’ cash flows and the volatility related to each of these components. We then accrete interest income on an effective yield basis using the components of cash flows that are reliably estimable. Other minor adjustments are made to reflect management’s expectations for other components of the projected cash flow stream.

Included in core costs and expenses were general and administrative expenses of $37.8 million, allocated segment management fees of $5.6 million, direct interest expense of $1.0 million, allocated interest expense of $4.5 million and amortization expense of $4.0 million. Amortization expense principally represents the amortization of the European special servicing intangible, which reflects the deterioration of this asset as fees are earned.

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

Single Family Residential Segment

This segment generated a Core Loss of $1.9 million during the three months ended March 31, 2014 compared to a Core Loss of $1.6 million for the three months ended March 31, 2013.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet our cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make new investments where appropriate, pay any dividends to our stockholders, and other general business needs. We closely monitor our liquidity position and believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations for at least the next 12 months. Our strategy for managing liquidity and capital resources has not changed since December 31, 2013, other than as set forth below.  Please refer to our Form 10-K for a description of these strategies.

Cash and Cash Equivalents

As of March 31, 2014, we had cash and cash equivalents of $226.5 million.

Cash Flows for the Three Months Ended March 31, 2014

	GAAP	VIE Adjustments	Excluding LNR VIEs
Net cash provided by operating activities	$104,324	$24	$104,348
Cash Flows from Investing Activities:
Spin-off of SWAY	(111,960)	—	(111,960)
Purchase of investment securities	(9,890)	(38,105)	(47,995)
Proceeds from sales and collections of investment securities	36,110	48,501	84,611
Origination and purchase of loans held-for-investment	(728,594)	—	(728,594)
Proceeds from principal collections and sale of loans	462,828	—	462,828
Acquisition and improvement of single family homes and acquisition of non-performing loans, net of sales proceeds	(58,964)	—	(58,964)
Net cash flows from other investments and assets	7,766	(15,280)	(7,514)
Decrease in restricted cash, net	234	—	234
Net cash used in investing activities	(402,470)	(4,884)	(407,354)
Cash Flows from Financing Activities:
Borrowings under financing agreements	997,767	—	997,767
Principal repayments on borrowings	(656,573)	—	(656,573)
Payment of deferred financing costs	(7,418)	—	(7,418)
Payment of dividends	(90,171)	—	(90,171)
Distributions to non-controlling interests	(31,788)	—	(31,788)
Issuance of debt of consolidated VIEs	45,761	(45,761)	—
Repayment of debt of consolidated VIEs	(53,385)	53,385	—
Distributions of cash from consolidated VIEs	2,740	(2,740)	—
Net cash provided by financing activities	206,933	4,884	211,817
Net decrease in cash and cash equivalents	(91,213)	24	(91,189)
Cash and cash equivalents, beginning of period	317,627	(276)	317,351
Effect of exchange rate changes on cash	57	—	57
Cash and cash equivalents, end of period	$226,471	$(252)	$226,219

The discussion below is on a non-GAAP basis, after removing adjustments principally resulting from the consolidation of LNR’s VIEs under ASC 810. These adjustments principally relate to (i) purchase of CMBS related to consolidated VIEs, which are reflected as repayments of VIE debt on a GAAP basis and (ii) sales of CMBS related to consolidated VIEs, which are reflected as VIE distributions on a GAAP basis. There is no net impact to cash flows from operations or to overall cash resulting from these consolidations. Refer to Note 2 of our condensed consolidated financial statements for further discussion.

Cash and cash equivalents decreased by $91.2 million during the three months ended March 31, 2014, primarily due to the spin-off of SWAY. Cash provided by operating activities of $104.3 million, was essentially offset by cash used in investing activities of $407.4 million, excluding the SWAY spin-off, being $83.6 million in excess of the cash raised by financing activities of $211.8 million as the Company raises cash strictly to fund new investments.

Net cash provided by operating activities for the three months ended March 31, 2014 totaled $104.3 million and related primarily to cash interest income of $141.8 million from our loan origination and conduit programs, plus cash interest income on investment securities of $38.2 million. Servicing fees provided cash of $56.2 million and other revenues provided $3.3 million. Offsetting these revenues were general and administrative expenses of $34.1 million, a net change in operating assets and liabilities of $49.4 million, cash interest expense of $44.6 million and management fees of $7.0 million.

Net cash used in investing activities for the three months ended March 31, 2014 totaled $407.4 million and related primarily to the acquisition and origination of new loans of $728.6 million, $112.0 million distributed in connection with the SWAY spin-off, the acquisition and improvement of real estate and non-performing residential loans of $59.0 million, and net investments in derivatives and other investments of $7.5 million.  Offsetting the new investment purchases were proceeds received from principal repayments and sales of loans of $462.8 million and proceeds from sales and collections on investment securities exceeding purchases of investment securities by $36.6 million.

Net cash provided by financing activities for the three months ended March 31, 2014 totaled $211.8 million and related primarily to net borrowings after repayments on our secured debt of $333.8 million, partially offset by dividend distributions of $90.2 million and distributions to non-controlling entities of $31.8 million.

Cash Flows for the Three Months Ended March 31, 2013

Cash and cash equivalents decreased by $4.6 million during the three months ended March 31, 2013.  The decrease resulted from cash provided by operating activities of $84.9 million and cash provided by financing activities of $191.8 million, offset by cash used in investing activities of $281.2 million.

Net cash provided by operating activities for the three months ended March 31, 2013 of $84.9 million reflects primarily net income of $63.4 million and changes in operating assets and liabilities of $52.9 million, all partially reduced by a $16.3 million change in fair value of derivatives (principally gains on currency hedges) and $15.0 million of gains on non-performing loans and sales of investments.

Net cash used in investing activities for the three months ended March 31, 2013 totaled $281.2 million and related primarily to the acquisition and origination of new loans held-for-investment of $129.8 million, acquisition and improvement of single family homes of $114.9 million, purchase of non-performing loans of $104.1 million, LNR acquisition deposit of $40.7 million, increase in restricted cash of $38.0 million and net purchases of investment securities of $17.7 million, offset by principal collections on loans and investment securities of $93.6 million and $21.7 million, respectively and proceeds from sale of loans of $44.6 million.

Net cash provided by financing activities for the three months ended March 31, 2013 related primarily to borrowings from our convertible senior notes of $587.7 million and borrowings from our secured financing facilities of $347.5 million, offset by dividend payments to our shareholders of $73.8 million, repayments on borrowings of $625.5 million, and distributions to non-controlling interests of $44.1 million.

Our Investment Portfolio

Lending Segment

The following table sets forth the amount of each category of investments we owned across various property types within our Lending Segment as of March 31, 2014 (amounts in thousands):

Investment	Face Amount	Carrying Value	% Owned	Asset Specific Financing	Net Investment	Weighted Average Rating	Vintage
First mortgages:
Loan acquisitions	$339,225	$313,792	100%	$194,579	$119,213	N/A	1989-2014
Loan originations	2,512,726	2,486,773	100%	1,348,222	1,138,551	N/A	2009-2014
Total first mortgages	2,851,951	2,800,565		1,542,801	1,257,764
Subordinated mortgage loans and mezzanine loans:
Loan acquisitions	406,984	367,676	100%	21,422	346,254	N/A	1999-2014
Loan originations	1,466,562	1,461,260	100%	43,427	1,417,833	N/A	2009-2014
Total subordinated debt	1,873,546	1,828,936		64,849	1,764,087
Loan loss allowance		(4,481)			(4,481)
Loans transferred as secured borrowings	143,069	143,042	100%	143,038	—	N/A	N/A
RMBS—AFS(1)	388,066	291,217	100%	159,427	131,790	B-	2003-2007
CMBS—AFS(1)	100,870	113,477	100%	—	113,477	BB+	2012-2013
HTM securities(2)	371,700	369,152	100%	58,467	310,685	N/A	2013
Equity security	15,229	15,115	100%	—	15,115	N/A	N/A
Investments in unconsolidated entities	46,395	46,395	100%	—	46,395	N/A	N/A
	$5,790,826	$5,603,418		$1,968,582	$3,634,832

(1)                                 RMBS and CMBS available-for-sale (“AFS”) securities.

(2)                                 Mandatorily redeemable preferred equity interests in commercial real estate entities and CMBS held-to-maturity (“HTM”).

As of March 31, 2014, our Lending Segment’s investment portfolio, excluding other investments, had the following characteristics based on carrying values:

Collateral Property Type
Office	34.4%
Hospitality	24.4%
Mixed Use	6.7%
Retail	7.8%
Residential	5.4%
Industrial	2.8%
Multi-family	8.8%
Other	9.7%
100.0%

Geographic Location
West	26.7%
North East	18.6%
South East	13.2%
International	15.3%
Mid Atlantic	10.4%
South West	4.5%
Midwest	5.5%
Other	5.8%
100.0%

The following table sets forth the amount of each category of investments we owned across various property types within our Lending Segment as of December 31, 2013 (amounts in thousands):

Investment	Face Amount	Carrying Value	% Owned	Asset Specific Financing	Net Investment	Weighted Average Rating	Vintage
First mortgages:
Loan acquisitions	$565,405	$538,777	100%	$264,855	$273,922	N/A	1989 - 2013
Loan originations	2,264,809	2,245,297	100%	1,185,115	1,060,182	N/A	2009 - 2013
Total first mortgages	2,830,214	2,784,074		1,449,970	1,334,104
Subordinated mortgage loans and mezzanine loans:
Loan acquisitions	391,899	351,773	100%	2,000	349,773	N/A	1999 - 2012
Loan originations	1,396,759	1,399,489	100%	2,000	1,397,489	N/A	2009 - 2013
Total subordinated debt	1,788,658	1,751,262		4,000	1,747,262
Loan loss allowance	—	(3,984)		—	(3,984)	N/A	N/A
RMBS—AFS(1)	414,020	296,236	100%	127,943	168,293	B-	2003 - 2007
CMBS—AFS(1)	100,648	114,346	100%	—	114,346	BB+	2012 - 2013
HTM securities(2)	371,700	368,318	100%	58,467	309,851	N/A	2013
Equity security	15,133	15,247	100%	—	15,247	N/A	N/A
Investments in unconsolidated entities	50,167	50,167	100%	—	50,167	N/A	N/A
	$5,570,540	$5,375,666		$1,640,380	$3,735,286

(1)                                 RMBS and CMBS available-for-sale (“AFS”) securities.

(2)                                 Mandatorily redeemable preferred equity interests in commercial real estate entities and CMBS held-to-maturity (“HTM”).

As of December 31, 2013, our Lending Segment’s investment portfolio, excluding other investments, had the following characteristics based on carrying values:

Collateral Property Type
Office	27.2%
Hospitality	25.6%
Mixed Use	16.9%
Retail	11.7%
Residential	9.6%
Industrial	1.8%
Multi-family	1.3%
Other	5.9%
100.0%

Geographic Location
West	25.7%
North East	20.8%
South East	17.7%
International	15.4%
Mid Atlantic	9.1%
South West	6.0%
Midwest	5.3%
100.0%

LNR Segment

The following table sets forth the amount of each category of investments we owned within our LNR Segment as of March 31, 2014 and December 31, 2013 (amounts in thousands):

	Face Amount	Carrying Value		Asset Specific Financing	Net Investment
March 31, 2014
CMBS, fair value option	$3,857,492	$564,818	(1)	$—	$564,818
Servicing rights intangibles	N/A	245,032	(2)	—	245,032
Loans held-for-sale, fair value option	181,450	186,837		108,533	78,304
Loans held-for-investment	14,299	9,903		—	9,903
Investments in unconsolidated entities	N/A	61,601		—	61,601
Total Investments	$4,053,241	$1,068,191		$108,533	$959,658
December 31, 2013
CMBS, fair value option	$3,871,803	$550,282	(1)	$—	$550,282
Servicing rights intangibles	N/A	257,736	(2)	—	257,736
Loans held-for-sale, fair value option	209,099	206,672		129,843	76,829
Loans held-for-investment	17,144	12,781		—	12,781
Investments in unconsolidated entities	N/A	76,170		—	76,170
Total Investments	$4,098,046	$1,103,641		$129,843	$973,798

(1)         Includes $430.7 million and $409.3 million of CMBS reflected in “VIE liabilities” in accordance with ASC 810 as of March 31, 2014 and December 31, 2013, respectively.

(2)         Includes $77.0 million and $80.6 million of servicing rights intangibles reflected in “VIE assets” in accordance with ASC 810 as of March 31, 2014 and December 31, 2013, respectively.

New Credit Facilities

In January 2014, we amended one of our repurchase facilities to (i) upsize available borrowings to $1.0 billion from $550 million; (ii) extend the maturity date for loan collateral to January 2019 and for CMBS collateral to January 2016, each from August 2014, and each assuming initial extension options; (iii) allow for up to four additional one-year extension options with respect to any loan collateral that remains financed at maturity, in an effort to match the term of the maturity dates of these assets; (iv) reduce pricing and debt-yield thresholds for purchased assets; and (v) amend certain financial covenants to contemplate the spin-off of the SFR segment.  STWD guarantees certain of the obligations of the consolidated subsidiary, which is the borrower under the repurchase agreement, up to a maximum liability of either 25% or 100% of the then-currently outstanding repurchase price of purchased assets, depending upon the type of asset being financed.

Borrowings under Various Financing Arrangements

The following table is a summary of our financing facilities as of March 31, 2014 (dollar amounts in thousands):

	Facility Type	Revolver	Eligible Assets	Current Maturity	Extended Maturity(a)	Pricing	Pledged Asset Carrying Value	Maximum Facility Size	Outstanding balance		Approved but Undrawn Capacity(b)	Unallocated Financing Amount(c)
Lender 1 Repo 1	Repurchase	Yes	Identified Loans and CMBS	(d)	(d)	LIBOR + 1.85% to 5.25%	$1,257,467	$1,000,000	$810,081		$—	$189,919
Lender 1 Repo 2	Repurchase	Yes	Identified RMBS	(e)	N/A	LIBOR + 1.90%	267,464	175,000	159,427		1,002	14,571
Lender 1 Repo 3	Repurchase	No	Identified Loans	Dec 2014	Dec 2016	LIBOR + 2.75%	209,427	153,299	153,299		—	—
Lender 2 Repo 1	Repurchase	Yes	Identified Loans	Oct 2015	Oct 2018	LIBOR + 2.00% to 2.75%	211,684	225,000	136,018		—	88,982
Lender 3 Repo 1	Repurchase	No	Identified Loans	Jul 2015	Jul 2017	LIBOR + 3.00%	76,847	49,862	49,862		—	—
Conduit I	Repurchase	Yes	Identified Loans	Sep 2014	Sep 2014	LIBOR + 2.20%	112,720	250,000	80,633		—	169,367
Conduit II	Repurchase	Yes	Identified Loans	Nov 2014	Nov 2014	LIBOR + 2.10%	37,307	150,000	27,900		—	122,100
Lender 4 Repo 1	Repurchase	No	Identified Loans	Oct 2015	Oct 2017	LIBOR + 2.60%	444,793	349,902	349,902		—	—
Lender 5 Repo 1	Repurchase	No	Identified CMBS	Dec 2014	Dec 2014	LIBOR + 2.00%	84,161	58,467	58,467		—	—
Borrowing Base	Bank Credit Facility	Yes	Identified Loans	Sep 2015	Sep 2017	LIBOR + 3.25%(f)	869,527	250,000	107,769		—	142,231
Term Loan	Syndicated Facility	No	Specifically Identified Assets	Apr 2020	Apr 2020	LIBOR + 2.75%(f)	2,568,446	670,116	667,704	(g)	—	—
							$6,139,843	$3,331,646	$2,601,062		$1,002	$727,170

(a)                                      Subject to certain conditions as defined in the respective facility agreement.

(b)                                     Approved but undrawn capacity represents the total draw amount that has been approved by the lender related to those assets that have been pledged as collateral, less the drawn amount.

(c)                                      Unallocated financing amount represents the maximum facility size less the total draw capacity that has been approved by the lender.

(d)                                     Maturity date for borrowings collateralized by loans of January 2017 before extension options and January 2019 assuming initial extension options.  Maturity date for borrowings collateralized by CMBS of January 2015 before extension options and January 2016 assuming initial extension options.

(e)                                      The date that is 180 days after the buyer delivers notice to seller, subject to a maximum date of March 13, 2015.

(f)                                       Subject to borrower’s option to choose alternative benchmark based rates pursuant to the terms of the credit agreement. The Term Loan is also subject to a 75 basis point floor.

(g)                                      Term loan outstanding balance is net of $2.4 million of unamortized discount.

Variance between Average and Quarter-End Credit Facility Borrowings Outstanding

The following table compares the average amount of repurchase transactions outstanding during each quarter and the amount of repurchase transactions outstanding as of the end of each quarter, together with an explanation of significant variances:

Quarter Ended	Quarter-End Balance (in 000’s)	Weighted-Average Balance During Quarter (in 000’s)	Variance (in 000’s)	Explanations for Significant Variances
December 31, 2013	2,257,560	1,850,572	406,988	(a)
March 31, 2014	2,601,062	2,536,926	64,136	(b)

(a)         Variance primarily due to the following: (i) $375.0 million in proceeds from the upsize of the Term Loan in December 2013, and (ii) $86.1 million draw on the Borrowing Base facility.

(b)         Variance primarily due to the following:  (i) $281.6 million in draws on the Lender 1 Repo 1 facility subsequent to its upsizing in January 2014; partially offset by (ii) $146.0 million repayment on the Borrowing Base facility in March 2014.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities

The following scheduled and/or projected principal repayments on our investments were based upon the amounts outstanding and contractual terms of the financing facilities in effect as of March 31, 2014 (amounts in thousands):

	Scheduled Principal Repayments on Loans	Scheduled/Projected Principal Repayments on RMBS and CMBS	Projected Required Repayments of Financing		Scheduled Principal Inflows Net of Financing Outflows
Second Quarter 2014	$191,990	$29,653	$(112,644)		$108,999
Third Quarter 2014	19,739	13,668	(11,343)		22,064
Fourth Quarter 2014	71,956	22,229	(87,954)		6,231
First Quarter 2015	20,743	34,939	(163,548	)(1)	(107,866)
Total	$304,428	$100,489	$(375,489)		$29,428

(1)                                 Approximately $159.4 million of the projected required repayments in the first quarter of 2015 relate to our Lender 1 Repo 2 facility.

Issuances of Equity Securities

We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At March 31, 2014, we had 100,000,000 shares of preferred stock available for issuance and 303,288,478 shares of common stock available for issuance.

Subsequent to March 31, 2014, we issued additional common stock under our currently effective shelf registration.  Refer to Note 23 of the condensed consolidated financial statements included herein for further details.

Other Potential Sources of Financing

In the future, we may also use other sources of financing to fund the acquisition of our target assets, including other secured as well as unsecured forms of borrowing and/or sale of certain investment securities which no longer meet our return requirements. We may also seek to raise further equity capital, issue debt securities or liquidate investment securities which no longer meet our return requirements in order to fund our future investments.

Off-Balance Sheet Arrangements

We have relationships with unconsolidated entities and/or financial partnerships, such as entities often referred to as SPEs or VIEs. We are not obligated to provide, nor have we provided, any financial support for any SPEs or VIEs. As such, the risk associated with our involvement is limited to the carrying value of our investment in the entity. Refer to Note 13 to our condensed consolidated financial statements for further discussion.

Dividends

We intend to continue to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to continue to pay regular quarterly dividends to our stockholders in an amount approximating our net taxable income, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating and debt service requirements. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. Please refer to our Form 10-K for a detailed dividend history.

On February 24, 2014, our board of directors declared a dividend of $0.48 per share for the first quarter of 2014, which was paid on April 15, 2014 to common stockholders of record as of March 31, 2014.

On May 6, 2014, our board of directors declared a dividend of $0.48 per share for the second quarter of 2014, which is payable on July 15, 2014 to common stockholders of record as of June 30, 2014.

Leverage Policies

Our strategies with regards to use of leverage have not changed significantly since December 31, 2013.  Please refer to our Form 10-K for a description of our strategies regarding use of leverage.

Contractual Obligations and Commitments

Contractual obligations as of March 31, 2014 are as follows (amounts in thousands):

	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 years
Secured financings	$2,603,473	$375,489	$407,470	$1,184,243	$636,271
Convertible senior notes	1,060,000	22	—	1,059,978	—
Secured borrowings on transferred loans(a)	143,069	13,676	1,439	127,954	—
Loan funding obligations	1,840,745	900,289	922,238	18,218	—
Future lease commitments	41,780	6,440	12,263	11,448	11,629
Total	$5,689,067	$1,295,916	$1,343,410	$2,401,841	$647,900

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

Critical Accounting Estimates

Refer to the section of our Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” for a full discussion of our critical accounting estimates.  Our critical accounting estimates have not materially changed during the three months ended March 31, 2014.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of our capital stock. While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience and seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.  Our strategies for managing risk and our exposure to such risks have not changed materially since December 31, 2013.  Refer to our Form 10-K Item 7A for further discussion.

Market Risks

Our loans and investments are subject to credit risk. The performance and value of our loans and investments depend upon the owners’ ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, our Manager’s asset management team reviews our investment portfolios and in certain instances is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary.

Our RMBS portfolio had a weighted average Standard and Poor’s rating of B-, as of both March 31, 2014 and December 31, 2013.  Our CMBS fair value option portfolio, including CMBS eliminated in consolidation pursuant to ASC 810, had a weighted average Standard and Poor’s rating of CC, as of both March 31, 2014 and December 31, 2013.

As of March 31, 2014, we had not elected the fair value option for the following CMBS (1) $112.5 million of an available-for-sale CMBS rated BB+, (2) $84.2 million of a held-to-maturity CMBS rated BB-, and (3) a $1.0 million interest-only debt security rated BBB-.

Capital Market Risks

We are exposed to risks related to the equity capital markets, and our related ability to raise capital through the issuance of our common stock or other equity instruments. We are also exposed to risks related to the debt capital markets, and our related ability to finance our business through borrowings under repurchase obligations or other debt instruments. As a REIT, we are required to distribute a significant portion of our taxable income annually, which constrains our ability to accumulate operating cash flow and therefore requires us to utilize debt or equity capital to finance our business. We seek to mitigate these risks by monitoring the debt and equity capital markets to inform our decisions on the amount, timing, and terms of capital we raise.

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

Consistent with our strategy of hedging foreign currency exposure on certain investments, we typically enter into a series of forwards to fix the USD amount of GBP and EUR-denominated cash flows (interest and principal payments) we expect to receive from our GBP and EUR-denominated loan and CMBS investments. The following table represents our current currency hedge exposure as it relates to our loan investments and a CMBS investment denominated in foreign currencies, along with the aggregate notional amount of the hedges in place (amounts in thousands except for number of contracts, using the March 31, 2014 GBP spot rate of 1.6662 and EUR spot rate of 1.3768):

Carrying Value of Investment	Local Currency	Number of foreign exchange contracts	Aggregate Notional Value of Hedges Applied	Expiration Range of Contracts
$9,889	GBP	15	$11,872	April 2014 - March 2016
112,468	GBP	4	123,215	September 2014 - March 2016
26,644	GBP	11	30,513	April 2014 - August 2016
31,040	EUR	2	33,189	May 2014
98,785	GBP	13	129,761	April 2014 - April 2017
49,794	GBP	8	62,165	April 2014 - January 2016
65,150	EUR	22	74,966	April 2014 - October 2016
1,745	GBP	1	4,169	March 2015
81,944	EUR	1	83,085	April 2014
15,114	GBP	17	19,493	April 2014 - January 2018

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

Changes in Internal Control Over Financial Reporting.  No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

Currently, no material legal proceedings are pending, threatened, or to our knowledge, contemplated against us.

Item 1A.    Risk Factors.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

STARWOOD PROPERTY TRUST, INC.

Date: May 6, 2014	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: May 6, 2014	By:	/s/ PERRY STEWART WARD
Perry Stewart Ward Chief Financial Officer, Treasurer and Principal Financial Officer

Item 6.  Exhibits.

(a)         Index to Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Bylaws of Starwood Property Trust, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed March 17, 2014)

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document