Form 10-Q
period 2014-06-30
STARWOOD PROPERTY TRUST, INC.
filed 2014-08-06
CIK 1465128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of August 1, 2014 was 222,602,294.

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

These forward-looking statements are based largely on our current beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors that may cause actual results to vary from our forward-looking statements include, but are not limited to:

•                  factors described in our Annual Report on Form 10-K for the year ended December 31, 2013, this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, including those set forth under the captions “Risk Factors” and “Business”;

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands, except share data)

	As of June 30, 2014	As of December 31, 2013
Assets:
Cash and cash equivalents	$518,627	$317,627
Restricted cash	44,561	69,052
Loans held-for-investment, net	4,885,854	4,363,718
Loans held-for-sale, at fair value	154,412	206,672
Loans transferred as secured borrowings	142,867	180,414
Investment securities ($532,328 and $566,789 held at fair value)	902,424	935,107
Intangible assets—servicing rights ($138,318 and $150,149 held at fair value)	156,846	177,173
Residential real estate, net	—	749,214
Non-performing residential loans	—	215,371
Investment in unconsolidated entities	118,621	122,954
Goodwill	140,437	140,437
Derivative assets	4,681	7,769
Accrued interest receivable	37,483	37,630
Other assets	165,532	95,813
Variable interest entity (“VIE”) assets, at fair value	114,091,158	103,151,624
Total Assets	$121,363,503	$110,770,575
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$140,809	$225,374
Related-party payable	24,475	17,793
Dividends payable	108,012	90,171
Derivative liabilities	26,294	24,192
Secured financing agreements, net	2,561,267	2,257,560
Convertible senior notes, net	1,003,847	997,851
Secured borrowings on transferred loans	142,815	181,238
VIE liabilities, at fair value	113,541,151	102,649,263
Total Liabilities	117,548,670	106,443,442
Commitments and contingencies (Note 20)
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 223,224,144 issued and 222,598,294 outstanding as of June 30, 2014 and 196,139,045 issued and 195,513,195 outstanding as of December 31, 2013	2,232	1,961
Additional paid-in capital	3,784,575	4,300,479
Treasury stock (625,850 shares)	(10,642)	(10,642)
Accumulated other comprehensive income	74,962	75,449
Accumulated deficit	(49,686)	(84,719)
Total Starwood Property Trust, Inc. Stockholders’ Equity	3,801,441	4,282,528
Non-controlling interests in consolidated subsidiaries	13,392	44,605
Total Equity	3,814,833	4,327,133
Total Liabilities and Equity	$121,363,503	$110,770,575

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Interest income from loans	$105,455	$74,936	$210,365	$142,626
Interest income from investment securities	27,620	18,577	57,074	34,817
Servicing fees	32,681	39,135	66,892	39,135
Other revenues	4,994	1,795	8,398	1,874
Total revenues	170,750	134,443	342,729	218,452
Costs and expenses:
Management fees	25,085	16,146	52,906	31,215
Interest expense	37,695	22,648	75,526	40,074
General and administrative	43,094	44,335	89,195	48,373
Business combination costs	—	13,420	—	17,616
Acquisition and investment pursuit costs	771	916	1,165	997
Depreciation and amortization	5,154	2,228	9,790	2,228
Loan loss allowance, net	(139)	725	358	755
Other expense	6,026	196	7,715	229
Total costs and expenses	117,686	100,614	236,655	141,487
Income before other income, income taxes and non-controlling interests	53,064	33,829	106,074	76,965
Other income:
Income of consolidated VIEs, net	47,028	31,949	103,032	31,949
Change in fair value of servicing rights	(5,523)	2,898	(10,774)	2,898
Change in fair value of investment securities, net	4,959	(1,392)	13,320	(987)
Change in fair value of mortgage loans held-for-sale, net	11,608	458	32,501	458
Earnings from unconsolidated entities	9,563	3,770	9,627	4,511
Gain (loss) on sale of investments, net	10,078	(18)	11,633	13,506
(Loss) gain on derivative financial instruments, net	(9,790)	6,158	(17,656)	22,386
Foreign currency gain (loss), net	3,777	1,580	5,254	(6,085)
Total other-than-temporary impairment (“OTTI”)	(800)	(846)	(1,992)	(1,373)
Noncredit portion of OTTI recognized in other comprehensive income	3	487	982	972
Net impairment losses recognized in earnings	(797)	(359)	(1,010)	(401)
Other income, net	692	39	710	39
Total other income	71,595	45,083	146,637	68,274
Income from continuing operations before income taxes	124,659	78,912	252,711	145,239
Income tax provision	(4,277)	(11,343)	(9,897)	(11,958)
Income from continuing operations	120,382	67,569	242,814	133,281
Loss from discontinued operations, net of tax (Note 3)	—	(6,058)	(1,551)	(8,346)
Net income	120,382	61,511	241,263	124,935
Net income attributable to non-controlling interests	(2,514)	(1,057)	(2,794)	(2,238)
Net income attributable to Starwood Property Trust, Inc.	$117,868	$60,454	$238,469	$122,697

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic:
Income from continuing operations	$0.53	$0.41	$1.14	$0.87
Loss from discontinued operations	—	(0.04)	(0.01)	(0.05)
Net income	$0.53	$0.37	$1.13	$0.82
Diluted:
Income from continuing operations	$0.52	$0.41	$1.12	$0.87
Loss from discontinued operations	—	(0.04)	(0.01)	(0.05)
Net income.	$0.52	$0.37	$1.11	$0.82

Dividends declared per common share	$0.48	$0.46	$0.96	$0.90

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, amounts in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$120,382	$61,511	$241,263	$124,935
Other comprehensive loss (net change by component):
Cash flow hedges	(93)	1,501	29	1,780
Available-for-sale securities	(9,618)	(11,778)	(6,120)	(14,127)
Foreign currency remeasurement	4,558	18	5,604	(7,043)
Other comprehensive loss	(5,153)	(10,259)	(487)	(19,390)
Comprehensive income	115,229	51,252	240,776	105,545
Less: Comprehensive income attributable to non-controlling interests	(2,514)	(1,057)	(2,794)	(2,238)
Comprehensive income attributable to Starwood Property Trust, Inc.	$112,715	$50,195	$237,982	$103,307

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited, amounts in thousands, except share data)

	Common stock		Additional				Accumulated Other Comprehensive	Total Starwood Property Trust, Inc.	Non-
		Par	Paid-In	Treasury Stock		Accumulated	Income	Stockholders’	Controlling	Total
	Shares	Value	Capital	Shares	Amount	Deficit	(Loss)	Equity	Interests	Equity

Balance, January 1, 2014	196,139,045	$1,961	$4,300,479	625,850	$(10,642)	$(84,719)	$75,449	$4,282,528	$44,605	$4,327,133
Proceeds from public offering of common stock	25,300,000	253	564,442	—	—	—	—	564,695	—	564,695
Proceeds from ATM Agreement	759,000	8	18,338	—	—	—	—	18,346	—	18,346
Proceeds from DRIP Plan	481	—	12	—	—	—	—	12	—	12
Equity offering costs	—	—	(1,636)	—	—	—	—	(1,636)	—	(1,636)
Stock-based compensation	735,014	7	14,724	—	—	—	—	14,731	—	14,731
Manager incentive fee paid in stock	290,604	3	6,959	—	—	—	—	6,962	—	6,962
Net income	—	—	—	—	—	238,469	—	238,469	2,794	241,263
Dividends declared, $0.48 per share	—	—	—	—	—	(203,436)	—	(203,436)	—	(203,436)
Spin-off of SWAY	—	—	(1,118,743)	—	—	—	—	(1,118,743)	(1,594)	(1,120,337)
Other comprehensive income, net	—	—	—	—	—	—	(487)	(487)	—	(487)
VIE non-controlling interests	—	—	—	—	—	—	—	—	996	996
Distribution to non-controlling interests	—	—	—	—	—	—	—	—	(33,409)	(33,409)
Balance, June 30, 2014	223,224,144	$2,232	$3,784,575	625,850	$(10,642)	$(49,686)	$74,962	$3,801,441	$13,392	$3,814,833

Balance, January 1, 2013	136,125,356	$1,361	$2,721,353	625,850	$(10,642)	$(72,401)	$79,675	$2,719,346	$77,859	$2,797,205
Proceeds from public offering of common stock	30,475,000	305	822,063	—	—	—	—	822,368	—	822,368
Equity offering costs	—	—	(617)	—	—	—	—	(617)	—	(617)
Convertible senior notes	—	—	28,107	—	—	—	—	28,107	—	28,107
Stock-based compensation	350,002	4	8,825	—	—	—	—	8,829	—	8,829
Manager incentive fee paid in stock	13,188	—	365	—	—	—	—	365	—	365
Net income	—	—	—	—	—	122,697	—	122,697	2,238	124,935
Dividends declared, $0.90 per share	—	—	—	—	—	(137,046)	—	(137,046)	—	(137,046)
Other comprehensive loss, net	—	—	—	—	—	—	(19,390)	(19,390)	—	(19,390)
Non-controlling interest assumed through LNR acquisition	—	—	—	—	—	—	—	—	8,277	8,277
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	1,007	1,007
Distribution to non-controlling interests	—	—	—	—	—	—	—	—	(47,534)	(47,534)
Balance, June 30, 2013	166,963,546	$1,670	$3,580,096	625,850	$(10,642)	$(86,750)	$60,285	$3,544,659	$41,847	$3,586,506

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	For the Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$241,263	$124,935
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	5,543	4,986
Amortization of convertible debt discount and deferred fees	6,209	2,652
Accretion of net discount on investment securities	(11,680)	(16,568)
Accretion of net deferred loan fees and discounts	(10,147)	(14,243)
Amortization of premium from secured borrowings on transferred loans	(824)	(731)
Share-based compensation	14,731	8,829
Share-based component of incentive fees	6,962	365
Change in fair value of fair value option investment securities	(13,320)	988
Change in fair value of consolidated VIEs	(25,610)	(11,132)
Change in fair value of servicing rights	10,774	(2,898)
Change in fair value of loans held-for-sale	(32,501)	(458)
Change in fair value of derivatives	16,494	(23,760)
Foreign currency (gain) loss, net	(5,464)	5,867
Gain on non-performing loans and sale of investments	(12,575)	(15,666)
Other-than-temporary impairment	1,010	859
Loan loss allowance, net	358	755
Depreciation and amortization	10,550	3,366
Earnings from unconsolidated entities	(9,627)	(1,919)
Distributions of earnings from unconsolidated entities	6,016	787
Changes in operating assets and liabilities:
Related-party payable, net	6,682	22,093
Accrued interest receivable, less purchased interest	(18,840)	(4,985)
Other assets	(10,535)	(4,969)
Accounts payable, accrued expenses and other liabilities	(29,787)	30,393
Originations of loans held-for-sale, net of principal collections	(582,033)	(390,669)
Proceeds from sale of loans held-for-sale	666,793	476,453
Net cash provided by operating activities	230,442	195,330
Cash Flows from Investing Activities:
Spin-off of Starwood Waypoint Residential Trust	(111,960)	—
Purchase of LNR, net of cash acquired	—	(586,383)
Purchase of investment securities	(53,453)	(59,476)
Proceeds from sales of investment securities	50,219	235,904
Proceeds from principal collections on investment securities	19,114	40,124
Origination and purchase of loans held-for-investment	(1,277,636)	(651,897)
Proceeds from principal collections on loans	587,018	140,478
Proceeds from loans sold	202,514	97,490
Acquisition and improvement of single family homes	(61,901)	(262,315)
Proceeds from sale of single family homes	1,784	4,095
Purchase of other assets	(15,502)	(136)
Purchase of non-performing loans	—	(132,957)
Proceeds from sale of non-performing loans	1,153	10,742
Investment in unconsolidated entities	(21,973)	(5,000)
Distribution of capital from unconsolidated entities	30,544	1,569
Payments for purchase or termination of derivatives	(14,253)	(39)
Proceeds from termination of derivatives	2,092	3,544
Return of investment basis in purchased derivative asset	798	1,028
Increase in restricted cash, net	(5,941)	(41,797)
Net cash used in investing activities	(667,383)	(1,205,026)

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited, amounts in thousands)

	For the Six Months Ended June 30,
	2014	2013
Cash Flows from Financing Activities:
Borrowings under financing agreements	$1,807,229	$1,614,133
Proceeds from issuance of convertible senior notes	—	587,700
Principal repayments on borrowings	(1,510,052)	(1,650,974)
Payment of deferred financing costs	(7,881)	(8,529)
Proceeds from secured borrowings	—	95,000
Proceeds from common stock issuances	583,053	822,368
Payment of equity offering costs	(1,636)	(617)
Payment of dividends	(185,594)	(133,944)
Contributions from non-controlling interests	—	1,007
Distributions to non-controlling interests	(33,409)	(47,534)
Issuance of debt of consolidated VIEs	71,756	—
Repayment of debt of consolidated VIEs	(99,763)	(81,870)
Distributions of cash from consolidated VIEs	13,413	2,124
Net cash provided by financing activities	637,116	1,198,864
Net increase in cash and cash equivalents	200,175	189,168
Cash and cash equivalents, beginning of period	317,627	177,671
Effect of exchange rate changes on cash	825	(52)
Cash and cash equivalents, end of period	$518,627	$366,787
Supplemental disclosure of cash flow information:
Cash paid for interest	$65,229	$22,580
Income taxes paid	14,792	2,214
Supplemental disclosure of non-cash investing and financing activities:
Net assets distributed in spin-off of Starwood Waypoint Residential Trust	$1,008,377	$—
Dividends declared, but not yet paid	108,012	76,900
Consolidation of VIEs (VIE asset/liability additions)	23,991,532	10,674,125
Deconsolidation of VIEs (VIE asset/liability reductions)	6,038,375	584,460
Fair value of assets acquired	—	1,152,360
Fair value of liabilities assumed	—	562,279
Unsettled trades and loans receivable	52,815	—

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2014

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

We have two reportable business segments as of June 30, 2014:

•                  Real estate investment lending (the “Lending Segment”)—includes all business activities of the Company, excluding the LNR business, which generally represents investments in real estate-related loans and securities that are held-for-investment.

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

On January 31, 2014, we completed the spin-off of our former single family residential (“SFR”) segment to our stockholders. The newly-formed real estate investment trust, Starwood Waypoint Residential Trust (“SWAY”), is listed on the New York Stock Exchange (“NYSE”) and trades under the ticker symbol “SWAY.” Our stockholders received one common share of SWAY for every five shares of our common stock held at the close of business on January 24, 2014. As part of the spin-off, we contributed $100 million to the unlevered balance sheet of SWAY to fund its growth and operations. As of January 31, 2014, SWAY held net assets of $1.1 billion. The net assets of SWAY consisted of approximately 7,200 units of single-family homes and residential non-performing mortgage loans as of January 31, 2014. In connection with the spin-off, 40.1 million shares of SWAY were issued. Refer to Note 3 herein for additional information regarding SFR segment financial information, which has been presented within discontinued operations in the condensed consolidated statements of operations included herein.

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

These TRSs engage in various real estate related operations, including special servicing of commercial real estate, originating and securitizing commercial mortgage loans, and investing in entities which engage in real estate related operations. As of June 30, 2014, $854.5 million of the LNR assets were owned by TRS entities. Our TRSs are not consolidated for federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.

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

Please refer to the segment data in Note 21 herein for a presentation of the LNR business without consolidation of these VIEs.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results for the full year.

Refer to our Form 10-K for a description of our recurring accounting policies. We have included disclosure in this Note 2 regarding principles of consolidation and other accounting policies that (i) are required to be disclosed quarterly, (ii) we view as critical, or (iii) became significant since December 31, 2013 due to a corporate action or increase in the significance of the underlying business activity.

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

Our purchased investment securities include CMBS, which are unrated and non-investment grade rated securities issued by CMBS trusts. In certain cases, we may contract to provide special servicing activities for these CMBS trusts, or, as holder of the controlling class, we may have the right to name and remove the special servicer for these trusts. In our role as special servicer, we provide services on defaulted loans within the trusts, such as foreclosure or work-out procedures, as permitted by the underlying contractual agreements. In exchange for these services, we receive a fee. These rights give us the ability to direct activities that could significantly impact the trust’s economic performance. However, in those instances where an unrelated third party has the right to unilaterally remove us as special servicer, we do not have the power to direct activities that most significantly impact the trust’s economic performance. We evaluated all of our positions in such investments for consolidation.

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

Discontinued Operations

On January 31, 2014, we completed the spin-off of our former SFR segment to our stockholders as discussed in Note 1.  In accordance with Accounting Standards Codification (“ASC”) Topic 205, Presentation of Financial Statements, the results of the SFR segment are presented within discontinued operations in our condensed consolidated statements of operations for the six months ended June 30, 2014 and the three and six months ended June 30, 2013.

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

We perform a quarterly review of our portfolio of loans. In connection with this review, we assess the performance of each loan and assign a risk rating based on several factors including risk of loss, loan-to-value ratio (“LTV”), collateral performance, structure, exit plan, and sponsorship. Loans are rated “1” through “5”, from less risk to greater risk, in connection with this review.

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

Reclassifications and Measurement Period Adjustments

As a result of the spin-off, the results from our SFR segment have been reclassified as discontinued operations in our condensed consolidated statements of operations for the three and six months ended June 30, 2013.  In addition, certain prior period amounts have been reclassified to conform to the current period presentation, which had no effect on our previously reported net income.  In that regard, we reclassified $177.0 million of proceeds from sales of loans held-for-sale by LNR to cash flows from operating activities in the condensed consolidated statement of cash flows for the six months ended June 30, 2013 in order to conform to the current period presentation, which is also consistent with the presentation in our Form 10-K.  These proceeds were previously reported as a non-cash financing activity and reflected net against principal repayments on borrowings for the related repurchase agreements that were settled net with those proceeds.

The prior period financial statements included herein reflect the retrospective measurement period adjustment related to the LNR acquisition as described in Note 3 to the consolidated financial statements included in our Form 10-K.  Such adjustment reduced earnings from unconsolidated entities and net income by $1.8 million in the three and six months ended June 30, 2013.

Recent Accounting Developments

On April 10, 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which requires only those disposals which represent a strategic shift that has or will have a major impact on an entity’s operations or financial results be presented as discontinued operations.  The ASU is effective for annual periods beginning on or after December 15, 2014, and interim periods within those annual periods, and requires prospective application.  Early adoption is permitted for disposals not already reported in previously issued financial statements.  We do not expect the application of this ASU to materially impact the Company.

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which establishes key principles by which an entity determines the amount and timing of revenue recognized from customer contracts.  The ASU is effective for the first interim or annual period beginning after December 15, 2016. Early application is not permitted.  We do not expect the application of this ASU to materially impact the Company.

On June 12, 2014 the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, which requires entities to account for repurchase-to-maturity transactions as secured borrowings rather than as sales and expands disclosure requirements related to certain transfers of financial assets. The ASU is effective for the first interim or annual period beginning after December 15, 2014. Early application is not permitted.  We do not expect the application of this ASU to materially impact the Company.

On July 16, 2014, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 12-G, Measuring the Financial Liabilities of a Consolidated Collateralized Financing Entity.  Final issuance of the ASU is pending.  At its June 2014 meeting, the EITF reached a consensus which enables the application of a measurement alternative for collateralized financing entities (“CFEs”).  This measurement alternative allows qualifying entities to measure both the CFE’s financial assets and financial liabilities based on the fair value of the financial assets or financial liabilities, whichever is more observable.  The measurement alternative is only available upon initial consolidation of the CFE or adoption of 12-G and can be applied on a CFE-by-CFE basis.  We expect to be eligible to apply the measurement alternative and will elect to do so.  Application of this alternative is consistent with our current accounting treatment for consolidated CFEs.

3.  Acquisitions and Divestitures

SFR Spin-off

As described in Note 1, on January 31, 2014, we completed the spin-off of our former SFR segment to our stockholders.  The results of operations for the SFR segment are presented within discontinued operations in our condensed consolidated statements of operations for all periods presented. We have no continuing involvement with the SFR segment following the spin-off.  Subsequent to the spin-off, SWAY entered into a management agreement with an affiliate of our Manager. The following table presents the summarized consolidated results of operations for the SFR segment prior to the spin-off, excluding segment allocations during the six months ended June 30, 2014 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Total revenues	$—	$2,594	$3,876	$3,758
Total costs and expenses	—	9,870	6,369	13,495
Loss before other income and income taxes	—	(7,276)	(2,493)	(9,737)
Total other income	—	1,068	942	1,403
Loss before income taxes	—	(6,208)	(1,551)	(8,334)
Income tax benefit (provision)	—	150	—	(12)
Net loss	$—	$(6,058)	$(1,551)	$(8,346)

The following table presents the summarized consolidated balance sheet of the SFR segment as of January 31, 2014, the date of the spin-off (in thousands):

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

LNR Acquisition

As described in Note 1, on April 19, 2013, we acquired the equity of LNR for an initial agreed upon purchase price of $859 million, which was reduced for transaction expenses and distributions occurring after September 30, 2012, resulting in cash consideration of approximately $730 million.  We applied the provisions of ASC 805 in accounting for our acquisition of LNR. Refer to Note 3 to the consolidated financial statements included in our Form 10-K for further discussion of the LNR acquisition including the final purchase price allocation and retrospective measurement period adjustments.

4. Loans

Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option. The following tables summarize our investments in mortgages and loans by subordination class as of June 30, 2014 and December 31, 2013 (amounts in thousands):

	Carrying Value	Face Amount	Weighted Average Coupon	Weighted Average Life (“WAL”) (years)(2)
June 30, 2014
First mortgages	$3,259,428	$3,317,358	5.4%	3.9
Subordinated mortgages(1)	355,561	388,449	8.6%	4.1
Mezzanine loans	1,275,207	1,281,518	10.6%	3.3
Total loans held-for-investment	4,890,196	4,987,325
Loans held-for-sale, fair value option elected	154,412	153,724	4.7%	9.8
Loans transferred as secured borrowings	142,867	142,883	5.5%	2.8
Total gross loans	5,187,475	5,283,932
Loan loss allowance (loans held-for-investment)	(4,342)	—
Total net loans	$5,183,133	$5,283,932

December 31, 2013
First mortgages	$2,714,512	$2,766,217	5.5%	4.3
Subordinated mortgages(1)	407,462	442,475	9.7%	4.2
Mezzanine loans	1,245,728	1,246,841	11.7%	3.5
Total loans held-for-investment	4,367,702	4,455,533
Loans held-for-sale, fair value option elected	206,672	209,099	5.3%	9.6
Loans transferred as secured borrowings	180,414	180,483	5.4%	2.9
Total gross loans	4,754,788	4,845,115
Loan loss allowance (loans held-for-investment)	(3,984)	—
Total net loans	$4,750,804	$4,845,115

(1)                                 Subordinated mortgages include B-notes and junior participations in first mortgages where we do not own the senior A-note or senior participation.  If we own both the A-note and B-note we categorize the loan as a first mortgage loan.

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

As of June 30, 2014, approximately $3.9 billion, or 74.8%, of the loans were variable rate and paid interest principally at LIBOR plus a weighted-average spread of 5.65%. The following table summarizes our investments in floating rate loans (amounts in thousands):

	June 30, 2014		December 31, 2013
Index	Base Rate	Carrying Value	Base Rate	Carrying Value
1 Month LIBOR	0.1552%	$137,092	0.1677%	$150,076
3 Month LIBOR	0.5525%	406,392	0.5253%	392,950
LIBOR Floor	0.15% - 3.00%(1)	3,333,849	0.19% - 3.00%(1)	2,688,308
Total		$3,877,333		$3,231,334

(1)                                 The weighted-average LIBOR Floor was 0.36% and 0.49% as of June 30, 2014 and December 31, 2013, respectively.

As of June 30, 2014, the risk ratings for loans subject to our rating system, which are described in our Form 10-K and excludes loans on the cost recovery method and loans for which the fair value option has been elected, by class of loan were as follows (amounts in thousands):

	Balance Sheet Classification
	Loans Held-For-Investment					Loans
Risk Rating Category	First Mortgages	Subordinated Mortgages	Mezzanine Loans	Cost Recovery Loans	Loans Held- For-Sale	Transferred As Secured Borrowings	Total
1	$—	$—	$—	$—	$—	$—	$—
2	101,875	104,821	209,690	—	—	12,971	429,357
3	3,010,516	218,685	950,268	—	—	129,896	4,309,365
4	142,166	32,055	115,249	—	—	—	289,470
5	—	—	—	—	—	—	—
N/A	455	—	—	4,416	154,412	—	159,283
	$3,255,012	$355,561	$1,275,207	$4,416	$154,412	$142,867	$5,187,475

As of December 31, 2013, the risk ratings for loans subject to our rating system by class of loan were as follows (amounts in thousands):

	Balance Sheet Classification
	Loans Held-For-Investment					Loans
Risk Rating Category	First Mortgages	Subordinated Mortgages	Mezzanine Loans	Cost Recovery Loans	Loans Held- For-Sale	Transferred As Secured Borrowings	Total
1	$—	$—	$—	$—	$—	$—	$—
2	94,981	103,369	153,119	—	—	13,022	364,491
3	2,452,763	272,375	1,012,674	—	—	167,392	3,905,204
4	153,987	31,718	79,935	—	—	—	265,640
5	—	—	—	—	—	—	—
N/A	—	—	—	12,781	206,672	—	219,453
	$2,701,731	$407,462	$1,245,728	$12,781	$206,672	$180,414	$4,754,788

After completing our impairment evaluation process as described in our Form 10-K, we concluded that no impairment charges were required on any individual loans held-for-investment as of June 30, 2014 or December 31, 2013. As of June 30, 2014, approximately $4.4 million of our loans held-for-investment were in default, all of which are within the LNR Segment and were acquired as non-performing loans prior to the April 19, 2013 acquisition.

In accordance with our policies, we record an allowance for loan losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4,” plus (ii) 5% of the aggregate carrying amount of loans rated as a “5.” These groups accounted for 5.6% of our loan portfolios as of both June 30, 2014 and December 31, 2013.  The following table presents the activity in our allowance for loan losses (amounts in thousands):

	For the Six Months Ended June 30,
	2014	2013
Allowance for loan losses at January 1	$3,984	$2,061
Provision for loan losses	577	755
Charge-offs	—	—
Recoveries	(219)	—
Allowance for loan losses at June 30	$4,342	$2,816
Recorded investment in loans related to the allowance for loan loss	$289,470	$160,893

The activity in our loan portfolio was as follows (amounts in thousands):

	For the Six Months Ended June 30,
	2014	2013
Balance at January 1	$4,750,804	$3,000,335
Acquisitions/originations/additional funding	1,860,026	1,308,602
Capitalized interest(1)	19,022	5,279
Basis of loans sold(2)	(868,804)	(573,825)
Loan maturities/principal repayments	(633,425)	(140,596)
Discount accretion/premium amortization	10,147	14,243
Changes in fair value	32,501	458
Unrealized foreign currency remeasurement gain (loss)	16,462	(4,572)
Capitalized costs written off	—	(1,517)
Loan loss allowance, net	(358)	(755)
Transfer to other assets	(3,242)	—
Balance at June 30	$5,183,133	$3,607,652

(1)         Represents accrued interest income on loans whose terms do not require current payment of interest.

(2)         See Note 10 for additional disclosure on these transactions.

5. Investment Securities

Investment securities were comprised of the following as of June 30, 2014 and December 31, 2013 (amounts in thousands):

	Carrying Value as of
	June 30, 2014	December 31, 2013
RMBS, available-for-sale	$231,605	$296,236
Single-borrower CMBS, available-for-sale	116,071	114,346
CMBS, fair value option (1)	638,069	550,282
Held-to-maturity (“HTM”) securities	370,096	368,318
Equity security, fair value option	16,104	15,247
Subtotal - Investment securities	1,371,945	1,344,429
VIE eliminations (1)	(469,521)	(409,322)
Total investment securities	$902,424	$935,107

(1)         Certain fair value option CMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.

Purchases, sales and principal collections for all investment securities were as follows (amounts in thousands):

Three Months ended	Available-for-sale			CMBS, fair	HTM	Equity
June 30, 2014	RMBS		CMBS	value option	Securities	Security	Total
Purchases	$—		$—	$43,563	$—	$—	$43,563
Sales	53,236		—	13,548	—	—	66,784
Principal collections	10,466		421	—	—	—	10,887

June 30, 2013
Purchases	20,090		—	1,618	—	—	21,708
Sales	—		—	10,072	—	—	10,072
Principal collections	15,771		2,627	—	—	—	18,398

Six Months ended
June 30, 2014
Purchases	$—		$—	$53,453	$—	$—	$53,453
Sales	62,546	(1)	—	32,032	—	—	94,578
Principal collections	18,285		829	—	—	—	19,114

June 30, 2013
Purchases	20,090		—	1,618	37,190	—	58,898
Sales	12,712		206,608	10,072	—	6,769	236,161
Principal collections	32,638		7,484	—	—	—	40,122

(1)         Settlement of $44.4 million occurred subsequent to June 30, 2014.  We account for all investment securities transactions on a trade-date basis.

RMBS and Single-borrower CMBS, Available-for-Sale

With the exception of one CMBS classified as HTM, the Company classified all of its RMBS and CMBS investments where the fair value option has not been elected as available-for-sale as of June 30, 2014 and December 31, 2013. These RMBS and CMBS are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (“AOCI”).

The tables below summarize various attributes of our investments in available-for-sale RMBS and single-borrower CMBS where the fair value option has not been elected as of June 30, 2014 and December 31, 2013 (amounts in thousands):

				Unrealized Gains or (Losses) Recognized in AOCI
	Purchase Amortized Cost	Credit OTTI	Recorded Amortized Cost	Non-Credit OTTI	Gross Unrealized Gains	Gross Unrealized Losses	Net Fair Value Adjustment	Fair Value
June 30, 2014
RMBS	$193,084	$(10,322)	$182,762	$(3)	$49,529	$(683)	$48,843	$231,605
Single-borrower CMBS	103,498	—	103,498	—	12,573	—	12,573	116,071
Total	$296,582	$(10,322)	$286,260	$(3)	$62,102	$(683)	$61,416	$347,676
December 31, 2013
RMBS	$253,912	$(11,134)	$242,778	$(55)	$55,154	$(1,641)	$53,458	$296,236
Single-borrower CMBS	100,687	—	100,687	—	13,659	—	13,659	114,346
Total	$354,599	$(11,134)	$343,465	$(55)	$68,813	$(1,641)	$67,117	$410,582

	Weighted Average Coupon(1)	Weighted Average Rating (Standard & Poor’s)		WAL (Years)(3)
June 30, 2014
RMBS	1.0%	B-		7.4
Single-borrower CMBS	11.6%	BB+	(2)	3.7
December 31, 2013
RMBS	1.0%	B-		6.8
Single-borrower CMBS	11.5%	BB+	(2)	5.9

(1)                                 Calculated using the June 30, 2014 and December 31, 2013 one-month LIBOR rate of 0.155% and 0.168%, respectively, for floating rate securities.

(2)                                 As of June 30, 2014 and December 31, 2013, approximately 99.3% and 98.8%, respectively, of the CMBS securities were rated BB+.

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

As of June 30, 2014, $0.9 million, or 0.7%, of the single-borrower CMBS were variable rate. As of December 31, 2013, $1.3 million, or 1.2%, of the single-borrower CMBS were variable rate. As of June 30, 2014, approximately $195.4 million, or 84.3%, of RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 0.44%. As of December 31, 2013, approximately $256.1 million, or 86.5%, of RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 0.37%. We purchased all of the RMBS at a discount that will be accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of these discounts.

The following table contains a reconciliation of aggregate principal balance to amortized cost for our RMBS and single-borrower CMBS as of June 30, 2014 and December 31, 2013, excluding CMBS where we have elected the fair value option (amounts in thousands):

	June 30, 2014		December 31, 2013
	RMBS	CMBS	RMBS	CMBS
Principal balance	$312,280	$103,498	$414,020	$100,687
Accretable yield	(90,876)	—	(101,046)	—
Non-accretable difference	(38,642)	—	(70,196)	—
Total discount	(129,518)	—	(171,242)	—
Amortized cost	$182,762	$103,498	$242,778	$100,687

The principal balance of credit deteriorated RMBS was $240.8 million and $320.4 million as of June 30, 2014 and December 31, 2013, respectively. Accretable yield related to these securities totaled $73.5 million and $78.3 million as of June 30, 2014 and December 31, 2013, respectively.

The following table discloses the changes to accretable yield and non-accretable difference for our RMBS and single-borrower CMBS during the three and six months ended June 30, 2014, excluding CMBS where we have elected the fair value option (amounts in thousands):

	Accretable Yield		Non-Accretable Difference
	RMBS	CMBS	RMBS	CMBS
Three Months ended June 30, 2014
Balance as of April 1, 2014	$99,622	$—	$55,432	$—
Accretion of discount	(3,323)	—	—	—
Principal write-downs	—	—	(509)	—
Purchases	—	—	—	—
Sales	(10,276)	—	(11,428)	—
OTTI	—	—	—	—
Transfer to/from non-accretable difference	4,853	—	(4,853)	—
Balance as of June 30, 2014	$90,876	$—	$38,642	$—
Six Months ended June 30, 2014
Balance as of January 1, 2014	$101,046	$—	$70,196	$—
Accretion of discount	(9,887)	—	—	—
Principal write-downs	—	—	(875)	—
Purchases	—	—	—	—
Sales	(12,238)	—	(18,937)	—
OTTI	213	—	—	—
Transfer to/from non-accretable difference	11,742	—	(11,742)	—
Balance as of June 30, 2014	$90,876	$—	$38,642	$—

Subject to certain limitations on durations, we have allocated an amount to invest in RMBS that cannot exceed 10% of our total assets excluding LNR VIEs. We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.5 million and $0.8 million for the three months ended June 30, 2014 and 2013, respectively, and $1.1 million and $1.4 million for the six months ended June 30, 2014 and 2013, respectively, which has been recorded as management fees in the accompanying condensed consolidated statements of operations.

The following table presents the gross unrealized losses and estimated fair value of the available-for-sale securities (i) where we have not elected the fair value option, (ii) that were in an unrealized loss position as of June 30, 2014 and December 31, 2013, and (iii) for which OTTIs (full or partial) have not been recognized in earnings (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
As of June 30, 2014
RMBS	$16,255	$1,552	$(480)	$(206)
Single-borrower CMBS	—	—	—	—
Total	$16,255	$1,552	$(480)	$(206)
As of December 31, 2013
RMBS	$26,344	$1,809	$(1,444)	$(252)
Single-borrower CMBS	—	—	—	—
Total	$26,344	$1,809	$(1,444)	$(252)

As of June 30, 2014, there were three securities with unrealized losses reflected in the table above. After evaluating each security and recording adjustments, as necessary, for other-than-temporary impairments, the remaining unrealized losses reflected above were not considered to represent credit-related other-than-temporary impairments. We considered a number of factors in reaching this conclusion, including that we did not intend to sell any individual security, it was not considered more likely than not that we would be forced to sell any individual security prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses, which represent most of the other-than-temporary impairments we record, are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or impairments could be materially different from what is currently projected and/or reported.

CMBS, Fair Value Option

As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for LNR’s CMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of June 30, 2014, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, before consolidation of securitization VIEs, was $638.1 million and $4.1 billion, respectively. These balances represent our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value ($469.5 million at June 30, 2014) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option CMBS. During the three and six months ended June 30, 2014, we purchased $107.1 million and $151.7 million of CMBS, respectively, for which we elected the fair value option. Due to our consolidation of securitization VIEs, $63.5 million and $98.3 million, respectively, of these amounts are reflected as repayment of debt of consolidated VIEs in our condensed consolidated statement of cash flows.

As of June 30, 2014 and December 31, 2013, none of our CMBS where we have elected the fair value option were variable rate. The table below summarizes various attributes of our investment in fair value option CMBS as of June 30, 2014 and December 31, 2013 (amounts in thousands):

	Weighted Average Coupon	Weighted Average Rating		WAL (Years)(1)
June 30, 2014
CMBS, fair value option	5.0%	CCC	(2)	5.3
December 31, 2013
CMBS, fair value option	5.4%	CC	(2)	4.4

(1)                                 The WAL of each security is calculated based on the period of time over which we expect to receive principal cash flows. Expected principal cash flows are based on contractual payments net of expected losses.

(2)                                 As of June 30, 2014 and December 31, 2013, excludes $27.3 million and $55.5 million, respectively, in fair value option CMBS that are not rated.

HTM Securities

The table below summarizes various attributes of our investments in HTM securities as of June 30, 2014 and December 31, 2013 (amounts in thousands):

	Net Carrying Amount (Amortized Cost)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
June 30, 2014
Preferred interests	$285,946	$2,083	$—	$288,029
CMBS	84,150	—	(576)	83,574
Total	$370,096	$2,083	$(576)	$371,603
December 31, 2013
Preferred interests	$284,087	$135	$—	$284,222
CMBS	84,231	—	—	84,231
Total	$368,318	$135	$—	$368,453

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

Equity Security, Fair Value Option

During 2012, we acquired 9,140,000 ordinary shares from a related-party (approximately a 4% interest) in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. We have elected to report the investment using the fair value option because the shares are listed on an exchange, which allows us to determine the fair value using a quoted price from an active market, and also due to potential lags in reporting resulting from differences in the respective regulatory requirements. The fair value of the investment remeasured in U.S. dollars (“USD”) was $16.1 million and $15.2 million as of June 30, 2014 and December 31, 2013, respectively.

6. Investment in Unconsolidated Entities

The below table summarizes our investments in unconsolidated entities as of June 30, 2014 and December 31, 2013 (dollar amounts in thousands):

	Participation /	Carrying value as of		Carrying value over (under) equity in net assets as of
	Ownership %(1)	June 30, 2014	December 31, 2013	June 30, 2014(2)
Equity method:
Investor entity which owns equity interests in two real estate services providers	50%	$20,010	$19,371	$—
Small balance bridge loan financing venture	50%	26,445	26,121	—
European investment fund	50%	7,974	23,779	(4,235)
Mezzanine loan venture	49%	23,335	23,676	—
Healthcare bridge loan venture	various	14,945	14,163	—
Various	25% - 50%	5,118	4,371	—
		97,827	111,481	$(4,235)
Cost method:
Loan servicing venture	4% - 6%	9,225	8,014
Various	2% - 10%	11,569	3,459
		20,794	11,473
		$118,621	$122,954

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

7. Goodwill and Intangible Assets

Goodwill

Goodwill at June 30, 2014 and December 31, 2013 represents the excess of consideration transferred over the fair value of net assets of LNR acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes an international network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets.

Servicing Rights Intangibles

In connection with the LNR acquisition, we identified domestic and European servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. All of our servicing fees are specified by these Pooling and Servicing Agreements. At June 30, 2014 and December 31, 2013, the balance of the domestic servicing intangible was net of $67.8 million and $80.6 million, respectively, that was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of June 30, 2014 and December 31, 2013, the domestic servicing intangible had a balance of $206.1 million and $230.7 million, respectively, which represents our economic interest in this asset.

The table below presents information about our GAAP servicing intangibles for the six months ended June 30, 2014 and 2013 (in thousands):

	2014	2013
Domestic servicing rights, at fair value
Fair value at January 1	$150,149	$—
Acquisition of LNR	—	156,993
Changes in fair value due to changes in inputs and assumptions	(10,774)	2,898
Other	(1,057)	—
Fair value at June 30	138,318	159,891
European servicing rights
Net carrying amount at January 1 (fair value of $29.3 million)	27,024	—
Acquisition of LNR	—	32,649
Foreign exchange gain (loss)	713	(18)
Amortization and OTTI	(9,209)	(1,876)
Net carrying value at June 30 (fair value of $18.5 million and $33.9 million)	18,528	30,755
Total servicing rights at June 30	$156,846	$190,646

8. Secured Financing Agreements

The following table is a summary of our secured financing agreements in place as of June 30, 2014 and December 31, 2013 (dollars in thousands):

							Pledged Asset	Maximum		Carrying Value at
	Facility Type	Revolver	Eligible Assets	Current Maturity	Extended Maturity(a)	Pricing	Carrying Value	Facility Size		June 30, 2014		December 31, 2013
Lender 1 Repo 1	Repurchase	Yes	Identified Loans and CMBS	(b)	(b)	LIBOR + 1.85% to 5.25%	$1,349,733	$1,000,000		$753,032		$449,323
Lender 1 Repo 2	Repurchase	Yes	Identified RMBS	(c)	N/A	LIBOR + 1.90%	230,129	175,000		120,627		127,943
Lender 1 Repo 3	Repurchase	No	Identified Loans	Dec 2014	Dec 2016	LIBOR + 2.75%	210,041	148,860		148,860		154,133
Lender 2 Repo 1	Repurchase	Yes	Identified Loans	Oct 2015	Oct 2018	LIBOR + 2.00% to 2.75%	269,290	225,000	(d)	181,151		100,886
Lender 3 Repo 1	Repurchase	No	Identified Loans	May 2017	May 2019	LIBOR + 2.85%	135,132	93,836		93,836		50,871
Conduit Repo 1	Repurchase	Yes	Identified Loans	Sep 2014	Sep 2014	LIBOR + 2.20%	—	250,000		—		129,843
Conduit Repo 2	Repurchase	Yes	Identified Loans	Nov 2014	Nov 2014	LIBOR + 2.10%	128,083	150,000		95,568		—
Lender 4 Repo 1	Repurchase	No	Identified Loans	Oct 2015	Oct 2017	LIBOR + 2.60%	456,758	359,226		359,226		347,697
Lender 5 Repo 1	Repurchase	No	Identified CMBS	Dec 2014	Dec 2014	LIBOR + 2.00%	84,150	58,467		58,467		58,467
Borrowing Base	Bank Credit Facility	Yes	Identified Loans	Sep 2015	Sep 2017	LIBOR + 3.25%(e)	661,164	250,000		84,386		169,104
Term Loan	Syndicated Facility	No	Specifically Identified Assets	Apr 2020	Apr 2020	LIBOR + 2.75%(e)	2,936,771	668,423		666,114	(f)	669,293	(f)
							$6,461,251	$3,378,812		$2,561,267		$2,257,560

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

(d)                                 On July 24, 2014, we amended the Lender 2 Repo 1 facility to upsize available borrowings from $225 million to $325 million and reduce pricing 25-50 basis points depending on the collateral type.

(e)                                  Subject to borrower’s option to choose alternative benchmark based rates pursuant to the terms of the credit agreement. The Term Loan is also subject to a 75 basis point floor.

(f)                                   Term loan outstanding balance is net of $2.3 million and $2.5 million of unamortized discount as of June 30, 2014 and December 31, 2013.

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

In May 2014, we amended our Lender 3 Repo 1 facility to (i) increase additional borrowings by $42.7 million; (ii) extend the maturity date for loan collateral to May 2019, assuming the exercise of two one-year extension options; (iii) reduce pricing for all purchased assets; and (iv) increase advance rates for certain purchased assets.

Our secured financing agreements contain certain financial tests and covenants. As of June 30, 2014, we were in compliance with all such covenants.

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

2014 (remainder of)	$194,472
2015	155,464
2016	296,329
2017	568,760
2018	223,683
Thereafter(1)	1,124,868
Total	$2,563,576

(1)                                 Principal paydown of the Term Loan through 2020 excludes $2.3 million of discount amortization.

Secured financing maturities for 2014 primarily relate to $95.6 million on the Conduit Repo 2 facility, $58.5 million on the Lender 5 Repo 1 facility, and $26.2 million on the Lender 1 Repo 3 facility.

As of June 30, 2014 and December 31, 2013, we had approximately $24.9 million and $22.5 million, respectively, of deferred financing costs from secured financing agreements, net of amortization, which is included in other assets on our condensed consolidated balance sheets. For the three and six months ended June 30, 2014, approximately $2.6 million, and $5.3 million, respectively, of amortization was included in interest expense on our condensed consolidated statements of operations. For the three and six months ended June 30, 2013, approximately $1.8 million, and $5.0 million, respectively, of amortization was included in interest expense on our condensed consolidated statements of operations.

9. Convertible Senior Notes

On February 15, 2013, we issued $600.0 million of 4.55% Convertible Senior Notes due 2018 (the “2018 Notes”). On July 3, 2013, we issued $460.0 million of 4.00% Convertible Senior Notes due 2019 (the “2019 Notes”). The following summarizes the unsecured convertible senior notes (collectively, the “Convertible Notes”) outstanding as of June 30, 2014 (amounts in thousands, except rates):

	Principal Amount	Coupon Rate	Effective Rate(1)	Conversion Rate(2)	Maturity Date	Remaining Period of Amortization
2018 Notes	$599,981	4.55%	6.08%	44.6455	3/1/2018	3.7 years
2019 Notes	$459,997	4.00%	5.37%	47.5456	1/15/2019	4.5 years

	As of June 30, 2014	As of December 31, 2013
Total principal	$1,059,978	$1,060,000
Net unamortized discount	(56,131)	(62,149)
Carrying amount of debt components	$1,003,847	$997,851
Carrying amount of conversion option equity components recorded in additional paid-in capital	$48,502	$48,502

(1)                                 Effective rate includes the effects of underwriter purchase discount and the adjustment for the conversion option, the value of which reduced the initial liability and was recorded in additional paid-in-capital.

(2)                                 The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of Convertible Notes converted, as adjusted in accordance with the applicable indentures as a result of the spin-off of the SFR segment and cash dividend payments. The if-converted value of the 2018 Notes exceeded their principal amount by $36.7 million at June 30, 2014 since the closing market price of the Company’s common stock of $23.77 per share exceeded the implicit conversion price of $22.40 per share. The if-converted value of the 2019 Notes exceeded their principal amount by $59.9 million at June 30, 2014 since the closing market price of $23.77 per share exceeded the implicit conversion price of $21.03 per share for the 2019 Notes.  The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash.  As a result, conversion of this principal amount, totaling 44.6 million and 44.8 million shares for the three and six months ended June 30, 2014, respectively, was not included in the computation of diluted earnings per share (“EPS”).  However, the conversion spread value, representing 4.1 million and 3.9 million shares for the three and six months ended June 30, 2014, respectively, was included in the computation of diluted EPS.  See further discussion at Note 16.

As of June 30, 2014 and December 31, 2013, we had approximately $1.5 million and $1.6 million, respectively, of deferred financing costs from our Convertible Notes, net of amortization, which is included in other assets on our condensed consolidated balance sheets.

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

Impact of Spin-off on Convertible Senior Notes

As described in Note 1, on January 31, 2014, the Company distributed all of its interest in the SFR segment to the Company’s stockholders of record as of January 24, 2014.  As the per-share value of the distribution was expected to exceed 10% of the last reported market price of the Company’s common stock on the trading day prior to the announcement for such distribution, holders of the Convertible Notes were eligible to surrender their notes for conversion at any time during the period beginning November 26, 2013 (the 45th trading day immediately prior to the scheduled ex-dividend date for the distribution) and ending on the close of the business day immediately preceding February 3, 2014, the ex-dividend date for such distribution.  During this period, the Company received notices of conversion totaling $19 thousand and $3 thousand in principal for the 2018 Notes and 2019 Notes, respectively.  The cash settlement of these conversions occurred in April 2014.

Due to the distribution, the quarterly dividend threshold amounts for the Convertible Notes were adjusted to $0.3548 and $0.3710 (from $0.44 and $0.46) per share of common stock for the 2018 Notes and 2019 Notes, respectively, effective February 3, 2014.

Refer to Note 11 to the consolidated financial statements included in our Form 10-K for further discussion regarding our accounting for the Convertible Notes.

10. Loan Securitization/Sale Activities

As described below, we regularly sell loans and notes under various strategies. We evaluate such sales as to whether they meet the criteria for treatment as a sale—legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint, and transfer of control.

Within LNR, we originate commercial mortgage loans with the intent to sell these mortgage loans to SPEs for the purposes of securitization. These SPEs then issue CMBS that are collateralized in part by these assets, as well as other assets transferred to the SPE. In certain instances, we retain a subordinated interest in the SPE and serve as special servicer for the SPE. During the three and six months ended June 30, 2014, we sold $348.0 million and $637.4 million, respectively, par value of loans held-for-sale from our conduit platform for their fair values of $364.3 million and $666.8 million, respectively. During the three and six months ended June 30, 2014, the sale proceeds were used in part to repay $261.0 million and $478.1 million, respectively, of the outstanding balance of the repurchase agreements associated with these loans.

Within the Lending Segment (refer to Note 21), we originate or acquire loans and then subsequently sell a senior portion, which can be represented in various forms including first mortgages, A-Notes and senior participations. Typically, our motivation for entering into these transactions is to effectively create leverage on the subordinated position that we will retain and hold for investment. The following table summarizes our loans sold and loans transferred as secured borrowings by the Lending Segment net of expenses (in thousands):

	Loan Transfers Accounted for as Sales		Loan Transfers Accounted for as Secured Borrowings
	Face Amount	Proceeds	Face Amount	Proceeds
For the three months ended June 30,
2014	$56,975	$56,124	$—	$—
2013	52,849	52,859	95,000	95,000
For the six months ended June 30,
2014	$204,859	$202,524	$—	$—
2013	97,380	97,490	95,000	95,000

11. Derivatives and Hedging Activity

Risk Management Objective of Using Derivatives

We are exposed to certain risks arising from both our business operations and economic conditions. Refer to Note 13 to the consolidated financial statements included in our Form 10-K for further discussion of our risk management objectives and policies.

Designated Hedges

Our objective in using interest rate derivatives is to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

In connection with our repurchase agreements, we have entered into seven outstanding interest rate swaps that have been designated as cash flow hedges of the interest rate risk associated with forecasted interest payments. As of June 30, 2014, the aggregate notional amount of our interest rate swaps designated as cash flow hedges of interest rate risk totaled $162.9 million. Under these agreements, we will pay fixed monthly coupons at fixed rates ranging from 0.56% to 2.23% of the notional amount to the counterparty and receive floating rate LIBOR. Our interest rate swaps designated as cash flow hedges of interest rate risk have maturities ranging from November 2015 to May 2021.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2014 and 2013 we did not recognize any hedge ineffectiveness in earnings.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the associated variable-rate debt. Over the next twelve months, we estimate that an additional $1.0 million will be reclassified as an increase to interest expense. We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of 83 months.

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

We have entered into a series of forward contracts whereby we agreed to sell an amount of foreign currency for an agreed upon amount of USD at various dates through January 2018. These forward contracts were executed to economically fix the USD amounts of foreign denominated cash flows expected to be received by us related to foreign denominated loan investments.

As of June 30, 2014, we had 66 foreign exchange forward derivatives to sell pounds sterling (“GBP”) with a total notional amount of £226.2 million, 29 foreign exchange forward derivatives to sell Euros (“EUR”) with a total notional amount of €147.9 million, two foreign exchange forward derivatives to sell Swedish Krona (“SEK”) with a total notional of SEK 23.0 million, one foreign exchange forward derivative to sell Norwegian Krone (“NOK”) with a notional of NOK 1.3 million and one foreign exchange forward to sell Danish Krone (“DKK”) with a notional of DKK 3.2 million that were not designated as hedges in qualifying hedging relationships.  We also had one foreign exchange forward contract to buy EUR with a total notional of €60.3 million.  As of June 30, 2014, there were 34 interest rate swaps where the Company is paying fixed rates, with maturities ranging from 2 to 10 years and a total notional amount of $203.1 million, four interest rate swaps where the Company is receiving fixed rates with maturities ranging from 0 to 3 years and a total notional of $59.9 million and eight credit index instruments with a total notional amount of $50.0 million.  The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013 (amounts in thousands):

	Fair Value of Derivatives in an Asset Position(1) As of		Fair Value of Derivatives in a Liability Position(2) As of
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate swaps	$63	$125	$638	$729
Total derivatives designated as hedging instruments	63	125	638	729
Derivatives not designated as hedging instruments:
Interest rate swaps	1,874	5,102	1,819	983
Foreign exchange contracts	502	269	23,837	22,480
Credit index instruments	2,242	2,273	—	—
Total derivatives not designated as hedging instruments	4,618	7,644	25,656	23,463
Total derivatives	$4,681	$7,769	$26,294	$24,192

(1)                                 Classified as derivative assets in our condensed consolidated balance sheets.

(2)                                 Classified as derivative liabilities in our condensed consolidated balance sheets.

The tables below present the effect of our derivative financial instruments on the condensed consolidated statements of operations and of comprehensive income for the three and six months ended June 30, 2014 and 2013:

Derivatives Designated as Hedging Instruments For the Three Months Ended June 30,	(Loss) Gain Recognized in OCI (effective portion)	(Loss) Gain Reclassified from AOCI into Income (effective portion)	(Loss) Gain Recognized in Income (ineffective portion)	Location of (Loss) Gain Recognized in Income
2014	$(457)	$(364)	$—	Interest expense
2013	$1,094	$(407)	$—	Interest expense

For the Six Months Ended June 30,
2014	$(708)	$(737)	$—	Interest expense
2013	$926	$(854)	$—	Interest expense

Derivatives Not Designated as	Location of (Loss) Gain	Amount of (Loss) Gain Recognized in Income for the Three Months Ended June 30,		Amount of (Loss) Gain Recognized in Income for the Six Months Ended June 30,
Hedging Instruments	Recognized in Income	2014	2013	2014	2013
Interest rate swaps	(Loss) gain on derivative financial instruments	$(2,314)	$6,863	$(6,511)	$7,013
Foreign exchange contracts	(Loss) gain on derivative financial instruments	(6,965)	(1,311)	(10,012)	14,767
Credit index instruments	(Loss) gain on derivative financial instruments	(511)	606	(1,133)	606
		$(9,790)	$6,158	$(17,656)	$22,386

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

As of June 30, 2014, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $24.5 million. As of June 30, 2014, we had posted collateral of $19.1 million related to these agreements. If we had breached any of these provisions at June 30, 2014, we could have been required to settle our obligations under the agreements at their termination liability value of $24.5 million.

12. Offsetting Assets and Liabilities

The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

		(ii)	(iii) = (i) - (ii)	(iv) Gross Amounts Not Offset in the Statement of Financial Position
	(i) Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received / Pledged	(v) = (iii) - (iv) Net Amount
As of June 30, 2014
Derivative assets	$4,681	$—	$4,681	$606	$1,564	$2,511
Derivative liabilities	$26,294	$—	$26,294	$606	$18,412	$7,276
Repurchase agreements	1,810,767	—	1,810,767	1,810,767	—	—
	$1,837,061	$—	$1,837,061	$1,811,373	$18,412	$7,276
As of December 31, 2013
Derivative assets	$7,769	$—	$7,769	$692	$1,916	$5,161
Derivative liabilities	$24,192	$—	$24,192	$692	$7,150	$16,350
Repurchase agreements	1,419,163	—	1,419,163	1,419,163	—	—
	$1,443,355	$—	$1,443,355	$1,419,855	$7,150	$16,350

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

As of June 30, 2014, one of our collateralized debt obligation (“CDO”) structures was in default, which pursuant to the underlying indentures, changes the rights of the variable interest holders. Upon default of a CDO, the trustee or senior note holders are allowed to exercise certain rights, including liquidation of the collateral, which at that time, is the activity which would most significantly impact the CDO’s economic performance. Further, when the CDO is in default, the collateral administrator no longer has the option to purchase securities from the CDO. In cases where the CDO is in default and we do not have the ability to exercise rights which would most significantly impact the CDO’s economic performance, we do not consolidate the VIE. As of June 30, 2014, this CDO structure was not consolidated.  During the three months ended March 31, 2014, one of our CDOs, which was previously in default as of December 31, 2013, ceased to be in default.  This event triggered the initial consolidation of CDO and its underlying assets during the three months ended March 31, 2014.

As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization SPEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of June 30, 2014, our maximum risk of loss related to VIEs in which we were not the primary beneficiary was $168.5 million on a fair value basis.

As of June 30, 2014, the securitization SPEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances of $106.4 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.

14. Related-Party Transactions

Management Agreement

We are party to a management agreement (the “Management Agreement”) with our Manager. Under the Management Agreement, our Manager, subject to the oversight of our board of directors, is required to manage our day-to-day activities, for which our Manager receives a base management fee and is eligible for an incentive fee and stock awards. Our Manager’s personnel perform certain due diligence, legal, management and other services that outside professionals or consultants would otherwise perform. As such, in accordance with the terms of our Management Agreement, our Manager is paid or reimbursed for the documented costs of performing such tasks, provided that such costs and reimbursements are in amounts no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis. Refer to Note 16 to the consolidated financial statements included in our Form 10-K for further discussion of this agreement.

Base Management Fee.  For the three months ended June 30, 2014 and 2013, approximately $13.6 million and $12.7 million, respectively, was incurred for base management fees. For the six months ended June 30, 2014 and 2013, approximately $26.8 million and $22.4 million, respectively, was incurred for base management fees. As of June 30, 2014 and December 31, 2013, there were $13.5 million and $0, respectively, of unpaid base management fees included in related-party payable in our condensed consolidated balance sheets.

Incentive Fee.  For the three months ended June 30, 2014 and 2013, approximately $4.1 million and $0, respectively, was incurred for incentive fees. For the six months ended June 30, 2014 and 2013, approximately $11.3 million and $0, respectively, was incurred for incentive fees.  As of June 30, 2014 and December 31, 2013, approximately $4.1 million and $6.8 million, respectively, of unpaid incentive fees were included in related-party payable in our condensed consolidated balance sheets.

Expense Reimbursement.  For the three months ended June 30, 2014 and 2013, approximately $2.0 million and $1.8 million, respectively, was incurred for executive compensation and other reimbursable expenses. For the six months ended June 30, 2014 and 2013, approximately $3.9 million and $4.3 million, respectively, was incurred for executive compensation and other reimbursable expenses. As of June 30, 2014 and December 31, 2013, approximately $2.4 million and $4.4 million, respectively, of unpaid reimbursable executive compensation and other expenses were included in related-party payable in our condensed consolidated balance sheets.

Manager Equity Plan

In January 2014, we granted 2,489,281 restricted stock units to our Manager under the Starwood Property Trust, Inc. Manager Equity Plan (“Manager Equity Plan”).  In connection with these grants and prior similar grants, we recognized share-based compensation expense of $6.8 million and $4.0 million within management fees in our condensed consolidated statements of operations for the three months ended June 30, 2014 and 2013, respectively.  In the six months ended June 30, 2014 and 2013, we recognized $13.6 million and $8.5 million, respectively, related to these awards. Refer to Note 15 herein for further discussion of these grants.

Investment in Loan

In October 2012, we co-originated $475.0 million in financing for the acquisition and redevelopment of a 10-story retail building located at 701 Seventh Avenue in the Times Square area of Manhattan through a joint venture with Starwood Distressed Opportunity Fund IX (“Fund IX”), an affiliate of our Manager.  In January 2014, we refinanced the initial financing with an $815.0 million first mortgage and mezzanine financing to facilitate the further development of the property.  Fund IX did not participate in the refinancing. As such, the joint venture distributed $31.6 million to Fund IX for the liquidation of Fund IX’s interest in the joint venture.

LNR Related-Party Arrangement

In connection with the LNR acquisition, we were required to cash collateralize certain obligations of LNR, including letters of credit and performance obligations. Fund IX funded $6.2 million of this obligation, but the account is within our name and is thus reflected within our restricted cash balance. We have recognized a corresponding payable to Fund IX of $4.4 million and $6.2 million within related-party payable in our condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013, respectively.

15. Stockholders’ Equity

On February 24, 2014, our board of directors declared a dividend of $0.48 per share for the first quarter of 2014, which was paid on April 15, 2014 to common stockholders of record as of March 31, 2014.

On May 6, 2014, our board of directors declared a dividend of $0.48 per share for the second quarter of 2014, which was paid on July 15, 2014 to common stockholders of record as of June 30, 2014.

On April 11, 2014, we issued 22.0 million shares of common stock for gross proceeds of $491.0 million.  In connection with this offering, the underwriters had a 30-day option to purchase an additional 3.3 million shares of common stock, which they exercised in full, resulting in additional gross proceeds of $73.7 million.

On May 15, 2014, we established the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) which provides stockholders with a means of purchasing additional shares of our common stock by reinvesting the cash dividends paid on our common stock and by making additional optional cash purchases.  Shares of our common stock purchased under the DRIP Plan will either be issued directly by the Company or purchased in the open market by the plan administrator.  The Company may issue up to 11 million shares of common stock under the DRIP Plan.   During the three months ended June 30, 2014, shares issued under the DRIP Plan were not material.

On May 27, 2014, we entered into an amended and restated At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell shares of the Company’s common stock of up to $500 million from time to time, through an “at the market” equity offering program. Sales of shares under the ATM Agreement will be made by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices.  During the three months ended June 30, 2014, we issued 759 thousand shares under the ATM Agreement for gross proceeds of $18.3 million.

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

As of June 30, 2014, there were 3.4 million shares available for future grants under the Manager Equity Plan and the Equity Plan.

Schedule of Non-Vested Shares and Share Equivalents

	Non-Executive Director Stock Plan	Equity Plan	Manager Equity Plan	Total	Weighted Average Grant Date Fair Value (per share)
Balance as of January 1, 2014	11,228	22,502	510,415	544,145	$22.88
Granted	—	162,458	2,489,281	2,651,739	27.94
Vested	—	(42,475)	(572,556)	(615,031)	26.65
Forfeited	—	—	—	—	—
Balance as of June 30, 2014	11,228	142,485	2,427,140	2,580,853	$27.18

16. Earnings per Share

We present both basic and diluted EPS amounts in our financial statements.  Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from (i) our share-based compensation, consisting of unvested restricted stock units and awards, (ii) contingently issuable shares to our Manager; and (iii) the “in-the-money” conversion options associated with our outstanding Convertible Notes (see further discussion below). Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

The Company’s unvested restricted share units and awards contain rights to receive non-forfeitable dividends and thus are participating securities.  Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between common shares and participating securities.  For the three and six months ended June 30, 2014 and 2013, the two-class method resulted in the most dilutive EPS calculation.

The following table provides a reconciliation of net income from continuing operations and the number of shares of common stock used in the computations of basic EPS and diluted EPS (in thousands, except per share amounts):

	For the Three Month Ended June 30,		For the Six Month Ended June 30,
	2014	2013	2014	2013
Basic Earnings
Continuing Operations:
Income from continuing operations attributable to STWD common stockholders	$117,868	$66,512	$240,020	$131,043
Less: Income attributable to unvested shares	(1,367)	(369)	(3,100)	(823)
Basic — Income from continuing operations	$116,501	$66,143	$236,920	$130,220

Discontinued Operations:
Loss from discontinued operations	$—	$(6,058)	$(1,551)	$(8,346)
Basic — Net income attributable to STWD common stockholders after allocation to participating securities	$116,501	$60,085	$235,369	$121,874

Diluted Earnings
Continuing Operations:
Basic — Income from continuing operations attributable to STWD common stockholders	$117,868	$66,512	$240,020	$131,043
Less: Income attributable to unvested shares	(1,367)	(369)	(3,100)	(823)
Add: Undistributed earnings to unvested shares	128	—	480	—
Less: Undistributed earnings reallocated to unvested shares	(126)	—	(471)	—
Diluted — Income from continuing operations	$116,503	$66,143	$236,929	$130,220

Discontinued Operations:
Basic — Loss from discontinued operations	$—	$(6,058)	$(1,551)	$(8,346)
Diluted — Net income attributable to STWD common stockholders after allocation to participating securities	$116,503	$60,085	$235,378	$121,874

Number of Shares:
Basic — Average shares outstanding	218,751	162,448	207,203	149,037
Effect of dilutive securities — Convertible Notes	4,056	—	3,906	—
Effect of dilutive securities — Contingently Issuable Shares	85	—	85	—
Diluted — Average shares outstanding	222,892	162,448	211,194	149,037

Earnings Per Share Attributable to STWD Common Stockholders
Basic:
Income from continuing operations	$0.53	$0.41	$1.14	$0.87
Loss from discontinued operations	—	(0.04)	(0.01)	(0.05)
Net income	$0.53	$0.37	$1.13	$0.82

Diluted:
Income from continuing operations	$0.52	$0.41	$1.12	$0.87
Loss from discontinued operations	—	(0.04)	(0.01)	(0.05)
Net income	$0.52	$0.37	$1.11	$0.82

As of June 30, 2014 and 2013, unvested restricted shares of 2.6 million and 0.9 million, respectively, were excluded from the computation of diluted EPS as their effect was determined to be anti-dilutive.

Also as of June 30, 2014, there were 48.7 million potential shares of common stock contingently issuable upon the conversion of the Convertible Notes.  The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash.  As a result, this principal amount, representing 44.6 million and 44.8 million shares for the three and six months ended

June 30, 2014, respectively, was not included in the computation of diluted EPS.  However, as discussed in Note 9, the conversion options associated with both Convertible Notes are “in-the-money.”  The if-converted value of the 2018 Notes and the 2019 Notes exceeded their respective principal amounts by $36.7 million and $59.9 million, respectively, at June 30, 2014.  The dilutive effect to EPS is determined by dividing this “conversion spread value” by the average share price. The “conversion spread value” is the value that would be delivered to investors in shares based on the terms of the Convertible Notes, upon an assumed conversion. In calculating the dilutive effect of these shares, the treasury stock method was used and resulted in a dilution of 4.1 million shares and 3.9 million shares for the three and six months ended June 30, 2014, respectively.

17. Accumulated Other Comprehensive Income

The changes in AOCI by component are as follows (in thousands):

	Effective Portion of Cumulative Loss on Cash Flow Hedges	Cumulative Unrealized Gain (Loss) on Available-for- Sale Securities	Foreign Currency Translation	Total
Three Months ended June 30, 2014
Balance at March 31, 2014	$(482)	$70,064	$10,533	$80,115
OCI before reclassifications	(457)	2,285	4,558	6,386
Amounts reclassified from AOCI	364	(11,903)	—	(11,539)
Net period OCI	(93)	(9,618)	4,558	(5,153)
Balance at June 30, 2014	$(575)	$60,446	$15,091	$74,962
Three Months ended June 30, 2013
Balance at March 31, 2013	$(2,292)	$79,897	$(7,061)	$70,544
OCI before reclassifications	1,094	(11,419)	18	(10,307)
Amounts reclassified from AOCI	407	(359)	—	48
Net period OCI	1,501	(11,778)	18	(10,259)
Balance at June 30, 2013	$(791)	$68,119	$(7,043)	$60,285

	Effective Portion of Cumulative Loss on Cash Flow Hedges	Cumulative Unrealized Gain (Loss) on Available-for- Sale Securities	Foreign Currency Translation	Total
Six Months ended June 30, 2014
Balance at January 1, 2014	$(604)	$66,566	$9,487	$75,449
OCI before reclassifications	(708)	5,566	5,604	10,462
Amounts reclassified from AOCI	737	(11,686)	—	(10,949)
Net period OCI	29	(6,120)	5,604	(487)
Balance at June 30, 2014	$(575)	$60,446	$15,091	$74,962
Six Months ended June 30, 2013
Balance at January 1, 2013	$(2,571)	$82,246	$—	$79,675
OCI before reclassifications	926	537	(7,043)	(5,580)
Amounts reclassified from AOCI	854	(14,664)	—	(13,810)
Net period OCI	1,780	(14,127)	(7,043)	(19,390)
Balance at June 30, 2013	$(791)	$68,119	$(7,043)	$60,285

The reclassifications out of AOCI impacted the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 as follows:

	Amounts Reclassified from AOCI during the Three Months Ended June 30,		Amounts Reclassified from AOCI during the Six Months Ended June 30,		Affected Line Item
Details about AOCI Components	2014	2013	2014	2013	in the Statements
Losses on cash flow hedges:
Interest rate contracts	$(364)	$(407)	$(737)	$(854)	Interest expense
Unrealized gains on available for sale securities:
Net realized gain on sale of investments	11,903	718	11,899	15,065	Gain (loss) on sale of investments, net
OTTI	—	(359)	(213)	(401)	OTTI
Total	11,903	359	11,686	14,664
Total reclassifications for the period	$11,539	$(48)	$10,949	$13,810

18. Fair Value

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

The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the condensed consolidated balance sheets by their level in the fair value hierarchy as of June 30, 2014 and December 31, 2013 (amounts in thousands):

	June 30, 2014
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$154,412	$—	$—	$154,412
RMBS	231,605	—	—	231,605
CMBS	284,619	—	2,258	282,361
Equity security	16,104	16,104	—	—
Domestic servicing rights	138,318	—	—	138,318
Derivative assets	4,681	—	4,681	—
VIE assets	114,091,158	—	—	114,091,158
Total	$114,920,897	$16,104	$6,939	$114,897,854
Financial Liabilities:
Derivative liabilities	$26,294	$—	$26,294	$—
VIE liabilities	113,541,151	—	108,355,026	5,186,125
Total	$113,567,445	$—	$108,381,320	$5,186,125

	December 31, 2013
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$206,672	$—	$—	$206,672
RMBS	296,236	—	—	296,236
CMBS	255,306	—	47,300	208,006
Equity security	15,247	15,247	—	—
Domestic servicing rights	150,149	—	—	150,149
Derivative assets	7,769	—	7,769	—
VIE assets	103,151,624	—	—	103,151,624
Total	$104,083,003	$15,247	$55,069	$104,012,687
Financial Liabilities:
Derivative liabilities	$24,192	$—	$24,192	$—
VIE liabilities	102,649,263	—	101,051,279	1,597,984
Total	$102,673,455	$—	$101,075,471	$1,597,984

The changes in financial assets and liabilities classified as Level III were as follows for the three and six months ended June 30, 2014 and 2013 (amounts in thousands):

Three Months ended June 30, 2014	Loans Held-for-sale	RMBS	CMBS	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
April 1, 2014 balance	$74,117	$291,217	$240,665	$144,898	$118,451,518	$(3,482,922)	$115,719,493
Total realized and unrealized (losses) gains:
Included in earnings:
Change in fair value / gain on sale	11,546	10,130	4,393	(5,523)	(3,332,084)	(1,664)	(3,313,202)
Net accretion	—	3,323	—	—	—	—	3,323
Included in OCI	—	(9,363)	2,740	—	—	—	(6,623)
Purchases / Originations	320,566	—	42,740	—	—	—	363,306
Sales	(251,612)	(53,236)	(13,457)	—	—	—	(318,305)
Issuances	—	—	—	—	—	(25,995)	(25,995)
Cash repayments / receipts	(205)	(10,466)	(421)	—	—	50,984	39,892
Transfers into Level III	—	—	5,480	—	—	(1,983,525)	(1,978,045)
Transfers out of Level III	—	—	—	(1,057)	—	293,115	292,058
Consolidations of VIEs	—	—	—	—	3,720,885	(68,772)	3,652,113
Deconsolidations of VIEs	—	—	221	—	(4,749,161)	32,654	(4,716,286)
June 30, 2014 balance	$154,412	$231,605	$282,361	$138,318	$114,091,158	$(5,186,125)	$109,711,729
Amount of total gains (losses) included in earnings attributable to assets still held at June 30, 2014	$688	$2,804	$4,513	$(5,523)	$(3,332,084)	$(1,664)	$(3,331,266)

Three Months ended June 30, 2013	Loans Held-for-sale	RMBS	CMBS	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
April 1, 2013 balance	$—	$321,043	$—	$—	$—	$—	$321,043
Acquisition of LNR	256,502	—	62,432	156,993	90,989,793	(1,994,243)	89,471,477
Total realized and unrealized (losses) gains:	—	—	18	—	—	—	18
Included in earnings:	—	—	—	—	—	—	—
Change in fair value	458		(1,187)	2,898	(3,794,641)	94,448	(3,698,024)
Impairment	—	(359)	—	—	—	—	(359)
Net accretion	—	5,755	—	—	—	—	5,755
Included in OCI	—	(11,103)	1,908	—	—	—	(9,195)
Purchases / Originations	390,669	20,090	39	—	—	—	410,798
Sales	(476,336)	—	(10,072)	—	—	—	(486,408)
Issuances	—	—	—	—	—	—	—
Cash repayments / receipts	(117)	(15,771)	—	—	—	79,735	63,847
Transfers into Level III	—	—	115,814	—	—	(489,513)	(373,699)
Transfers out of Level III	—	—	(3,499)	—	—	152,683	149,184
Consolidations of VIEs	—	—	—	—	10,674,125	(178,631)	10,495,494
Deconsolidations of VIEs	—	—	(1,054)	—	(584,804)	861	(584,997)
June 30, 2013 balance	$171,176	$319,655	$164,399	$159,891	$97,284,473	$(2,334,660)	$95,764,934
Amount of total (losses) gains included in earnings attributable to assets still held at June 30, 2013	(8,344)	6,627	(3,430)	2,898	(3,794,641)	94,448	(3,702,442)

Six Months ended June 30, 2014	Loans Held-for-sale	RMBS	CMBS	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2014 balance	$206,672	$296,236	$208,006	$150,149	$103,151,624	$(1,597,984)	$102,414,703
Total realized and unrealized (losses) gains:
Included in earnings:
Change in fair value / gain on sale	32,439	11,141	9,600	(10,774)	(7,013,623)	99,837	(6,871,380)
OTTI	—	(213)	—	—	—	—	(213)
Net accretion	—	9,887	—	—	—	—	9,887
Included in OCI	—	(4,615)	2,207	—	—	—	(2,408)
Purchases / Originations	582,391	—	46,571	—	—	—	628,962
Sales	(554,073)	(62,546)	(29,301)	—	—	—	(645,920)
Issuances	—	—	—	—	—	(71,756)	(71,756)
Cash repayments / receipts	(297)	(18,285)	(829)	—	—	86,349	66,938
Transfers into Level III	—	—	52,780	—	—	(2,555,137)	(2,502,357)
Transfers out of Level III	(112,720)	—	(179)	(1,057)	—	712,856	598,900
Consolidations of VIEs	—	—	(6,715)	—	23,991,532	(1,892,944)	22,091,873
Deconsolidations of VIEs	—	—	221	—	(6,038,375)	32,654	(6,005,500)
June 30, 2014 balance	$154,412	$231,605	$282,361	$138,318	$114,091,158	$(5,186,125)	$109,711,729
Amount of total gains (losses) included in earnings attributable to assets still held at June 30, 2014	$688	$7,971	$9,018	$(10,774)	$(7,013,623)	$99,837	$(6,906,883)

Six Months ended June 30, 2013	Loans Held-for-sale	RMBS	CMBS	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2013 balance	$—	$333,153	$—	$—	$—	$—	$333,153
Acquisition of LNR	256,502	—	62,432	156,993	90,989,793	(1,994,243)	89,471,477
Total realized and unrealized (losses) gains:	—	2,129	18	—	—	—	2,147
Included in earnings:	—	—	—	—	—	—	—
Change in fair value	458	—	(1,187)	2,898	(3,794,641)	94,448	(3,698,024)
Impairment	—	(402)	—	—	—	—	(402)
Net accretion	—	11,906	—	—	—	—	11,906
Included in OCI	—	(1,871)	1,908	—	—	—	37
Purchases / Originations	390,669	20,090	39	—	—	—	410,798
Sales	(476,336)	(12,712)	(10,072)	—	—	—	(499,120)
Issuances	—	—	—	—	—	—	—
Cash repayments / receipts	(117)	(32,638)	—	—	—	79,735	46,980
Transfers into Level III	—	—	115,814	—	—	(489,513)	(373,699)
Transfers out of Level III	—	—	(3,499)	—	—	152,683	149,184
Consolidations of VIEs	—	—	—	—	10,674,125	(178,631)	10,495,494
Deconsolidations of VIEs	—	—	(1,054)	—	(584,804)	861	(584,997)
June 30, 2013 balance	$171,176	$319,655	$164,399	$159,891	$97,284,473	$(2,334,660)	$95,764,934
Amount of total (losses) gains included in earnings attributable to assets still held at June 30, 2013	(8,344)	14,306	(3,430)	2,898	(3,794,641)	94,448	(3,694,763)

During the three and six months ended June 30, 2014, we transferred $5.5 million and $52.8 million, respectively of CMBS investments from Level II to Level III due to a decrease in the observable relevant market activity.  During both the three and six months ended June 30, 2013, we transferred $115.8 million of CMBS investments from Level II to Level III due to a decrease in the observable relevant market activity.

The following table presents the fair values of our financial instruments not carried at fair value on the consolidated balance sheets (amounts in thousands):

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets not carried at fair value:
Loans held-for-investment and loans transferred as secured borrowings	$5,028,721	$5,163,988	$4,544,132	$4,609,040
Securities, held-to-maturity	370,096	371,603	368,318	368,453
European servicing rights	18,528	18,528	27,024	29,327
Non-performing residential loans	—	—	215,371	215,371
Financial liabilities not carried at fair value:
Secured financing agreements and secured borrowings on transferred loans	$2,704,082	$2,705,452	$2,438,798	$2,436,708
Convertible senior notes	1,003,847	1,190,700	997,851	1,160,000

The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollar amounts in thousands):

	Carrying Value at	Valuation		Range as of (1)
	June 30, 2014	Technique	Unobservable Input	June 30, 2014	December 31, 2013
Loans held-for-sale, fair value option	$154,412	Discounted cash flow	Yield (b)	4.5% - 5.2%	5.2% - 5.9%
			Duration(c)	5.0 - 10.0 years	5.0 - 10.0 years

RMBS	231,605	Discounted cash flow	Constant prepayment rate(a)	0.3% - 16.8%	(0.6)% - 16.6%

			Constant default rate(b)	1.5% - 9.5%	1.4% - 11.3%

			Loss severity(b)	12% - 81%(e)	15% - 92%(e)

			Delinquency rate(c)	3% - 32%	3% - 48%

			Servicer advances(a)	23% - 96%	24% - 95%

			Annual coupon deterioration(b)	0% - 0.8%	0% - 0.7%

			Putback amount per projected total collateral loss(d)	0% - 11%	0% - 9%

CMBS	282,361	Discounted cash flow	Yield(b)	0% - 527.9%	0% - 890.0%
			Duration(c)	0 – 11.5 years	0 - 11.0 years

Domestic servicing rights	138,318	Discounted cash flow	Debt yield(a)	8.75%	8.75%
			Discount rate(b)	15%	15%

			Control migration(b)	0% - 80%	0% - 80%

VIE assets	114,091,158	Discounted cash flow	Yield(b)	0% - 912.2%	0% - 952.3%
			Duration(c)	0 – 21.9 years	0 - 22.7 years

VIE liabilities	5,186,125	Discounted cash flow	Yield(b)	0% - 912.2%	0% - 952.3%
			Duration(c)	0 – 21.9 years	0 - 22.7 years

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

(e)                                  85% and 90% of the portfolio falls within a range of 45%-80% as of June 30, 2014 and December 31, 2013, respectively.

19.  Income Taxes

As described in Note 1, we established additional TRSs to hold certain operations of the LNR Segment. Our income tax provision consisted of the following for the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Current
Federal	$5,484	$9,481	$10,624	$9,931
Foreign	1,782	570	3,231	570
State	929	1,534	1,799	1,861
Total current	8,195	11,585	15,654	12,362
Deferred
Federal	(2,344)	63	(3,048)	63
Foreign	(1,192)	(465)	(2,198)	(465)
State	(382)	10	(511)	10
Total deferred	(3,918)	(392)	(5,757)	(392)
Total income tax provision (1)	$4,277	$11,193	$9,897	$11,970

(1)                                       Includes (benefit) provision of $0 and $(150) thousand reflected in discontinued operations for the three months ended June 30, 2014 and 2013, respectively, and $0 and $12 thousand reflected in discontinued operators for the six months ended June 30, 2014 and 2013, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are presented net by tax jurisdiction and are reported in other assets and other liabilities, respectively. At June 30, 2014 and December 31, 2013, our U.S. tax jurisdiction was in a net deferred tax asset position, while our European tax jurisdiction was in a net deferred tax liability position. The following table presents each of these tax jurisdictions and the tax effects of temporary differences on their respective net deferred tax assets and liabilities (in thousands):

	June 30, 2014	December 31, 2013
U.S.
Deferred tax asset, net
Reserves and accruals	$11,506	$11,454
Domestic intangible assets	3,673	(714)
Investment securities and loans	(2,303)	(892)
Investment in unconsolidated entities	1,901	1,811
Deferred income	360	59
Net operating and capital loss carryforwards	1,379	967
Valuation allowance	(1,379)	(799)
Other U.S. temporary differences	(202)	(242)
	14,935	11,644
Europe
Deferred tax liability, net
European servicing rights	(4,224)	(6,257)
Net operating and capital loss carryforwards	11,064	10,951
Valuation allowance	(11,064)	(10,951)
Other European temporary differences	(373)	(527)
	(4,597)	(6,784)
Net deferred tax assets	$10,338	$4,860

Unrecognized tax benefits were not material as of and during the three and six months ended June 30, 2014.

The following table is a reconciliation of our federal income tax determined using our statutory federal tax rate to our reported income tax provision for the three and six months ended June 30, 2014 and 2013 (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014		2013		2014		2013
Federal statutory tax rate	$43,631	35.0%	$25,446	35.0%	$87,906	35.0%	$47,917	35.0%
REIT and other non-taxable income	(38,989)	(31.3)%	(15,516)	(21.3)%	(79,372)	(31.7)%	(37,308)	(27.3)%
State income taxes	753	0.6%	1,592	2.2%	1,203	0.5%	1,592	1.2%
Federal benefit of state tax deduction	(263)	(0.2)%	(557)	(0.8)%	(421)	(0.2)%	(557)	(0.4)%
Valuation allowance	(1,100)	(0.9)%	—	—%	412	0.2%	—	—%
Other	245	0.2%	228	0.3%	169	0.1%	326	0.2%
Effective tax rate	$4,277	3.4%	$11,193	15.4%	$9,897	3.9%	$11,970	8.7%

20. Commitments and Contingencies

As of June 30, 2014, we had future funding commitments on 43 loans totaling $1.8 billion, primarily related to construction projects, capital improvements, tenant improvements, and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum debt service coverage ratios or executions of new leases before advances are made to the borrower.

Management is not aware of any other contractual obligations, legal proceedings, or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on our condensed consolidated financial statements.

21.  Segment Data

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

The table below presents our results of operations for the three months ended June 30, 2014 by business segment (amounts in thousands):

	Real Estate Investment Lending	LNR	Subtotal	LNR VIEs	Total
Revenues:
Interest income from loans	$102,892	$2,563	$105,455	$—	$105,455
Interest income from investment securities	15,178	30,081	45,259	(17,639)	27,620
Servicing fees	153	57,834	57,987	(25,306)	32,681
Other revenues	108	5,236	5,344	(350)	4,994
Total revenues	118,331	95,714	214,045	(43,295)	170,750
Costs and expenses:
Management fees (1)	20,423	4,622	25,045	40	25,085
Interest expense (1)	31,557	6,138	37,695	—	37,695
General and administrative	7,921	34,992	42,913	181	43,094
Acquisition and investment pursuit costs	523	248	771	—	771
Depreciation and amortization	—	5,154	5,154	—	5,154
Loan loss allowance, net	(139)	—	(139)	—	(139)
Other expense	66	5,960	6,026	—	6,026
Total costs and expenses	60,351	57,114	117,465	221	117,686
Income before other income, income taxes and non-controlling interests	57,980	38,600	96,580	(43,516)	53,064
Other income:
Income of consolidated VIEs, net	—	—	—	47,028	47,028
Change in fair value of servicing rights	—	(12,804)	(12,804)	7,281	(5,523)
Change in fair value of investment securities, net	861	16,294	17,155	(12,196)	4,959
Change in fair value of mortgage loans held- for-sale, net	—	11,608	11,608	—	11,608
Earnings from unconsolidated entities	3,432	5,219	8,651	912	9,563
Gain on sale of investments, net	10,078	—	10,078	—	10,078
Loss on derivative financial instruments, net	(7,610)	(2,180)	(9,790)	—	(9,790)
Foreign currency gain (loss), net	4,082	(305)	3,777	—	3,777
OTTI	—	(797)	(797)	—	(797)
Other income, net	35	657	692	—	692
Total other income	10,878	17,692	28,570	43,025	71,595
Income from continuing operations before income taxes	68,858	56,292	125,150	(491)	124,659
Income tax provision	(443)	(3,834)	(4,277)	—	(4,277)
Income from continuing operations	68,415	52,458	120,873	(491)	120,382
Loss from discontinued operations, net of tax	—	—	—	—	—
Net income	68,415	52,458	120,873	(491)	120,382
Net income attributable to non-controlling interests	(3,005)	—	(3,005)	491	(2,514)
Net income attributable to Starwood Property Trust, Inc.	$65,410	$52,458	$117,868	$—	$117,868

(1)                     Due to the structure of our business, certain costs incurred by one segment may benefit other segments. Costs that are identifiable are allocated to the segments that benefit so that one segment is not solely burdened by this cost. Allocated costs currently include interest expense related to our consolidated debt (excluding VIEs) and management fees payable to our Manager, both of which represent shared costs. Each allocation is measured differently based on the specific facts and circumstances of the costs being allocated.  During the three months ended June 30, 2014, management fees and interest expense of $4.6 million and $5.2 million, respectively, were allocated to the LNR segment.

The table below presents our results of operations for the three months ended June 30, 2013 by business segment (amounts in thousands):

	Real Estate Investment Lending	LNR	Single Family Residential	Subtotal	LNR VIEs	Total
Revenues:
Interest income from loans	$72,676	$2,260	$—	$74,936	$—	$74,936
Interest income from investment securities	13,638	11,758	—	25,396	(6,819)	18,577
Servicing fees	—	52,860	—	52,860	(13,725)	39,135
Other revenues	96	1,972	—	2,068	(273)	1,795
Total revenues	86,410	68,850	—	155,260	(20,817)	134,443
Costs and expenses:
Management fees	13,854	2,274	—	16,128	18	16,146
Interest expense	19,941	2,707	—	22,648	—	22,648
General and administrative	3,615	40,573	—	44,188	147	44,335
Business combination costs	13,420	—	—	13,420	—	13,420
Acquisition and investment pursuit costs	525	391	—	916	—	916
Depreciation and amortization	—	2,228	—	2,228	—	2,228
Loan loss allowance	725	—	—	725	—	725
Other expense	58	138	—	196	—	196
Total costs and expenses	52,138	48,311	—	100,449	165	100,614
Income before other income, income taxes and non-controlling interests	34,272	20,539	—	54,811	(20,982)	33,829
Other income:			—
Income of consolidated VIEs, net	—	—	—	—	31,949	31,949
Change in fair value of servicing rights	—	6,114	—	6,114	(3,216)	2,898
Change in fair value of investment securities, net	(331)	6,388	—	6,057	(7,449)	(1,392)
Change in fair value of mortgage loans held- for-sale, net	—	458	—	458	—	458
Earnings from unconsolidated entities	1,851	2,115	—	3,966	(196)	3,770
Loss on sale of investments	(18)	—	—	(18)	—	(18)
(Loss) gain on derivative financial instruments	(2,001)	8,159	—	6,158	—	6,158
Foreign currency gain (loss), net	1,647	(67)	—	1,580	—	1,580
OTTI	(359)	—	—	(359)	—	(359)
Other income, net	—	39	—	39	—	39
Total other income	789	23,206	—	23,995	21,088	45,083
Income from continuing operations before income taxes	35,061	43,745	—	78,806	106	78,912
Income tax provision	(411)	(10,932)	—	(11,343)	—	(11,343)
Income from continuing operations	34,650	32,813	—	67,463	106	67,569
Loss from discontinued operations, net of tax	—	—	(6,058)	(6,058)	—	(6,058)
Net income	34,650	32,813	(6,058)	61,405	106	61,511
Net income attributable to non-controlling interests	(951)	—	—	(951)	(106)	(1,057)
Net income attributable to Starwood Property Trust, Inc.	$33,699	$32,813	$(6,058)	$60,454	$—	$60,454

The table below presents our results of operations for the six months ended June 30, 2014 by business segment (amounts in thousands):

	Real Estate Investment Lending	LNR	Single Family Residential	Subtotal	LNR VIEs	Total
Revenues:
Interest income from loans	$204,979	$5,386	$—	$210,365	$—	$210,365
Interest income from investment securities	33,467	53,089	—	86,556	(29,482)	57,074
Servicing fees	190	114,019	—	114,209	(47,317)	66,892
Other revenues	188	8,833	—	9,021	(623)	8,398
Total revenues	238,824	181,327	—	420,151	(77,422)	342,729
Costs and expenses:
Management fees (1)	41,778	10,259	791	52,828	78	52,906
Interest expense (1)	62,811	11,624	1,091	75,526	—	75,526
General and administrative	15,066	73,762	—	88,828	367	89,195
Acquisition and investment pursuit costs	735	430	—	1,165	—	1,165
Depreciation and amortization	—	9,790	—	9,790	—	9,790
Loan loss allowance, net	358	—	—	358	—	358
Other expense	52	7,663	—	7,715	—	7,715
Total costs and expenses	120,800	113,528	1,882	236,210	445	236,655
Income before other income, income taxes and non-controlling interests	118,024	67,799	(1,882)	183,941	(77,867)	106,074
Other income:
Income of consolidated VIEs, net	—	—	—	—	103,032	103,032
Change in fair value of servicing rights	—	(24,979)	—	(24,979)	14,205	(10,774)
Change in fair value of investment securities, net	705	53,246	—	53,951	(40,631)	13,320
Change in fair value of mortgage loans held- for-sale, net	—	32,501	—	32,501	—	32,501
Earnings from unconsolidated entities	4,972	3,836	—	8,808	819	9,627
Gain on sale of investments, net	11,633	—	—	11,633	—	11,633
Loss on derivative financial instruments, net	(10,398)	(7,258)	—	(17,656)	—	(17,656)
Foreign currency gain (loss), net	5,643	(389)	—	5,254	—	5,254
OTTI	(213)	(797)	—	(1,010)	—	(1,010)
Other income, net	53	657	—	710	—	710
Total other income	12,395	56,817	—	69,212	77,425	146,637
Income from continuing operations before income taxes	130,419	124,616	(1,882)	253,153	(442)	252,711
Income tax provision	(526)	(9,371)	—	(9,897)	—	(9,897)
Income from continuing operations	129,893	115,245	(1,882)	243,256	(442)	242,814
Loss from discontinued operations, net of tax	—	—	(1,551)	(1,551)	—	(1,551)
Net income	129,893	115,245	(3,433)	241,705	(442)	241,263
Net income attributable to non-controlling interests	(3,236)	—	—	(3,236)	442	(2,794)
Net income attributable to Starwood Property Trust, Inc.	$126,657	$115,245	$(3,433)	$238,469	$—	$238,469

(1)                     Refer to Note 1 to the table above for the three months ended June 30, 2014. During the six months ended June 30, 2014, management fees and interest expense of $10.2 million and $9.7 million, respectively, were allocated to the LNR segment while $0.8 million and $1.1 million, respectively, were allocated to the SFR segment.

The table below presents our results of operations for the six months ended June 30, 2013 by business segment (amounts in thousands):

	Real Estate Investment Lending	LNR	Single Family Residential	Subtotal	LNR VIEs	Total
Revenues:
Interest income from loans	$140,366	$2,260	$—	$142,626	$—	$142,626
Interest income from investment securities	29,878	11,758	—	41,636	(6,819)	34,817
Servicing fees	—	52,860	—	52,860	(13,725)	39,135
Other revenues	175	1,972	—	2,147	(273)	1,874
Total revenues	170,419	68,850	—	239,269	(20,817)	218,452
Costs and expenses:
Management fees	28,923	2,274	—	31,197	18	31,215
Interest expense	37,367	2,707	—	40,074	—	40,074
General and administrative	7,653	40,573	—	48,226	147	48,373
Business combination costs	17,616	—	—	17,616	—	17,616
Acquisition and investment pursuit costs	606	391	—	997	—	997
Depreciation and amortization	—	2,228	—	2,228	—	2,228
Loan loss allowance	755	—	—	755	—	755
Other expense	91	138	—	229	—	229
Total costs and expenses	93,011	48,311	—	141,322	165	141,487
Income before other income, income taxes and non-controlling interests	77,408	20,539	—	97,947	(20,982)	76,965
Other income:			—
Income of consolidated VIEs, net	—	—	—	—	31,949	31,949
Change in fair value of servicing rights	—	6,114	—	6,114	(3,216)	2,898
Change in fair value of investment securities	74	6,388	—	6,462	(7,449)	(987)
Change in fair value of mortgage loans held- for-sale, net	—	458	—	458	—	458
Earnings from unconsolidated entities	2,592	2,115	—	4,707	(196)	4,511
Gain on sale of investments	13,506	—	—	13,506	—	13,506
Gain on derivative financial instruments	14,227	8,159	—	22,386	—	22,386
Foreign currency loss, net	(6,018)	(67)	—	(6,085)	—	(6,085)
OTTI	(401)	—	—	(401)	—	(401)
Other income, net	—	39	—	39	—	39
Total other income	23,980	23,206	—	47,186	21,088	68,274
Income from continuing operations before income taxes	101,388	43,745	—	145,133	106	145,239
Income tax provision	(1,026)	(10,932)	—	(11,958)	—	(11,958)
Income from continuing operations	100,362	32,813	—	133,175	106	133,281
Loss from discontinued operations, net of tax	—	—	(8,346)	(8,346)	—	(8,346)
Net income	100,362	32,813	(8,346)	124,829	106	124,935
Net income attributable to non-controlling interests	(2,132)	—	—	(2,132)	(106)	(2,238)
Net income attributable to Starwood Property Trust, Inc.	$98,230	$32,813	$(8,346)	$122,697	$—	$122,697

The table below presents our condensed consolidated balance sheet as of June 30, 2014 by business segment (amounts in thousands):

	Real Estate Investment Lending	LNR	Subtotal	LNR VIEs	Total
Assets:
Cash and cash equivalents	$382,285	$136,148	$518,433	$194	$518,627
Restricted cash	34,324	10,237	44,561	—	44,561
Loans held-for-investment, net	4,881,439	4,415	4,885,854	—	4,885,854
Loans held-for-sale	8,750	145,662	154,412	—	154,412
Loans transferred as secured borrowings	142,867	—	142,867	—	142,867
Investment securities	733,876	638,069	1,371,945	(469,521)	902,424
Intangible assets—servicing rights	—	224,676	224,676	(67,830)	156,846
Investment in unconsolidated entities	52,541	68,644	121,185	(2,564)	118,621
Goodwill	—	140,437	140,437	—	140,437
Derivative assets	2,321	2,360	4,681	—	4,681
Accrued interest receivable	36,904	579	37,483	—	37,483
Other assets	80,279	86,432	166,711	(1,179)	165,532
VIE assets, at fair value	—	—	—	114,091,158	114,091,158
Total Assets	$6,355,586	$1,457,659	$7,813,245	$113,550,258	$121,363,503
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$50,540	$89,904	$140,444	$365	$140,809
Related-party payable	19,784	4,691	24,475	—	24,475
Dividends payable	108,012	—	108,012	—	108,012
Derivative liabilities	25,019	1,275	26,294	—	26,294
Secured financing agreements, net	2,465,699	95,568	2,561,267	—	2,561,267
Convertible senior notes, net	1,003,847	—	1,003,847	—	1,003,847
Secured borrowings on transferred loans	142,815	—	142,815	—	142,815
VIE liabilities, at fair value	—	—	—	113,541,151	113,541,151
Total Liabilities	3,815,716	191,438	4,007,154	113,541,516	117,548,670
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock	—	—	—	—	—
Common stock	2,232	—	2,232	—	2,232
Additional paid-in capital	2,417,704	1,366,871	3,784,575	—	3,784,575
Treasury stock	(10,642)	—	(10,642)	—	(10,642)
Accumulated other comprehensive income	65,712	9,250	74,962	—	74,962
Retained earnings (deficit)	60,214	(109,900)	(49,686)	—	(49,686)
Total Starwood Property Trust, Inc. Stockholders’ Equity	2,535,220	1,266,221	3,801,441	—	3,801,441
Non-controlling interests in consolidated subsidiaries	4,650	—	4,650	8,742	13,392
Total Equity	2,539,870	1,266,221	3,806,091	8,742	3,814,833
Total Liabilities and Equity	$6,355,586	$1,457,659	$7,813,245	$113,550,258	$121,363,503

The table below presents our condensed consolidated balance sheet as of December 31, 2013 by business segment (amounts in thousands):

	Real Estate Investment Lending	LNR	Single Family Residential	Subtotal	LNR VIEs	Total
Assets:
Cash and cash equivalents	$232,270	$40,274	$44,807	$317,351	$276	$317,627
Restricted cash	36,593	32,208	251	69,052	—	69,052
Loans held-for-investment, net	4,350,937	12,781	—	4,363,718	—	4,363,718
Loans held-for-sale	—	206,672	—	206,672	—	206,672
Loans transferred as secured borrowings	180,414	—	—	180,414	—	180,414
Investment securities	794,147	550,282	—	1,344,429	(409,322)	935,107
Intangible assets-servicing rights	—	257,736	—	257,736	(80,563)	177,173
Residential real estate, net	—	—	749,214	749,214	—	749,214
Non-performing residential loans	—	—	215,371	215,371	—	215,371
Investment in unconsolidated entities	50,167	76,170	—	126,337	(3,383)	122,954
Goodwill	—	140,437	—	140,437	—	140,437
Derivative assets	3,138	4,631	—	7,769	—	7,769
Accrued interest receivable	35,501	2,129	—	37,630	—	37,630
Other assets	31,020	57,620	8,045	96,685	(872)	95,813
VIE assets, at fair value	—	—	—	—	103,151,624	103,151,624
Total Assets	$5,714,187	$1,380,940	$1,017,688	$8,112,815	$102,657,760	$110,770,575
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$66,127	$135,882	$23,056	$225,065	$309	$225,374
Related-party payable	11,245	6,548	—	17,793	—	17,793
Dividends payable	90,171	—	—	90,171	—	90,171
Derivative liabilities	24,149	43	—	24,192	—	24,192
Secured financing agreements, net	2,127,717	129,843	—	2,257,560	—	2,257,560
Convertible senior notes, net	997,851	—	—	997,851	—	997,851
Secured borrowings on transferred loans	181,238	—	—	181,238	—	181,238
VIE liabilities, at fair value	—	—	—	—	102,649,263	102,649,263
Total Liabilities	3,498,498	272,316	23,056	3,793,870	102,649,572	106,443,442
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock	—	—	—	—	—	—
Common stock	1,961	—	—	1,961	—	1,961
Additional paid-in capital	1,987,133	1,308,500	1,004,846	4,300,479	—	4,300,479
Treasury stock	(10,642)	—	—	(10,642)	—	(10,642)
Accumulated other comprehensive income	68,092	7,357	—	75,449	—	75,449
Retained earnings (deficit)	132,625	(207,233)	(10,111	(84,719)	—	(84,719)
Total Starwood Property Trust, Inc. Stockholders’ Equity	2,179,169	1,108,624	994,735	4,282,528	—	4,282,528
Non-controlling interests in consolidated subsidiaries	36,520	—	(103	36,417	8,188	44,605
Total Equity	2,215,689	1,108,624	994,632	4,318,945	8,188	4,327,133
Total Liabilities and Equity	$5,714,187	$1,380,940	$1,017,688	$8,112,815	$102,657,760	$110,770,575

22. Subsequent Events

Our significant events subsequent to June 30, 2014 were as follows:

Secured Financing Agreements

On July 24, 2014, we amended the Lender 2 Repo 1 facility to upsize available borrowings from $225 million to $325 million and reduce pricing 25-50 basis points depending on the collateral type.

On August 1, 2014, we entered into a new $250 million warehouse line to finance our more transitional assets.

Dividend Declaration

On August 6, 2014, our board of directors declared a dividend of $0.48 per share for the third quarter of 2014, which is payable on October 15, 2014 to common stockholders of record as of September 30, 2014.

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

We have two reportable business segments as of June 30, 2014:

•                  Real estate investment lending (the “Lending Segment”)—includes all business activities of the Company, excluding the LNR Property LLC (“LNR”) business, which generally represents investments in real estate related loans and securities that are held-for-investment.

•                  LNR—includes all business activities of the acquired LNR business excluding the consolidation of securitization VIEs.

Refer to Note 1 of our condensed consolidated financial statements included herein for further discussion of our business and organization including our material business acquisitions and dispositions.

Developments During the Second Quarter of 2014

•                  Originated a $152.0 million first mortgage and mezzanine financing for the acquisition of a Class A office campus in Pleasanton, California, of which the Company funded $106.5 million during the second quarter.

•                  Originated a $120.0 million first mortgage and mezzanine refinancing of existing first mortgage, senior mezzanine and junior mezzanine loans on a six property office portfolio located in Rosslyn, Virginia.  The Company was the original lender on the $49.8 million junior mezzanine loan. The Company fully funded the refinancing during the second quarter.

•                  Originated a $69.6 million first mortgage and mezzanine financing for the acquisition of a Class A office building in Parsippany, New Jersey, of which the Company funded $58.9 million during the second quarter.

•                  Originated a $62.2 million first mortgage financing for the acquisition of a 953 key, full service hotel in San Diego, California, of which the Company funded $59.6 million during the second quarter.

•                  Originated a $59.7 million first mortgage and mezzanine financing for the acquisition of a seven property office portfolio in Minneapolis, Minnesota, of which the Company funded $54.3 million during the second quarter.

•                  Originated a $58.0 million first mortgage financing for the acquisition of a Class A office building in San Francisco, California. The Company fully funded the loan during the second quarter.

•                  Funded $72.3 million of previously originated loan commitments during the second quarter.

•                  Named special servicer on six new issue CMBS deals with total unpaid principal balances of $6.6 billion.

•                  Purchased $107.1 million of CMBS, including $97.0 million in new issue B-pieces.

•                  Originated new conduit loans of $320.6 million.

•                  Received proceeds of $364.3 million from sales of conduit loans.

•                  Amended our Lender 3 Repo 1 facility to (i) increase additional borrowings by $42.7 million; (ii) extend the maturity date for loan collateral to May 2019, assuming the exercise of two one-year extension options; (iii) reduce pricing for all purchased assets; and (iv) increase advance rates for certain purchased assets.

•                  Issued 22.0 million shares of common stock for gross proceeds of $491.0 million.  In connection with this offering, the underwriters had a 30-day option to purchase an additional 3.3 million shares of common stock, which they exercised in full, resulting in additional gross proceeds of $73.7 million.

•                  Entered into an amended and restated At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell shares of the Company’s common stock of up to $500 million from time to time, through an “at the market” equity offering program.  During the second quarter, we issued 759 thousand shares under the ATM Agreement for gross proceeds of $18.3 million.

•                  Established the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) which provides stockholders with a means of purchasing additional shares of our common stock by reinvesting the cash dividends paid on our common stock and by making additional optional cash purchases. During the second quarter, shares issued under the DRIP Plan were not material.

Developments During the First Quarter of 2014

•                  Completed the spin-off of our SFR segment to our stockholders on January 31, 2014, as described above.

•                  Originated a $450.0 million first mortgage and mezzanine construction financing for the development of a 57-story tower containing luxury condominium residences and ground floor retail space in Manhattan, New York, of which the Company funded $26.1 million during the first quarter.

•                  Originated a $234.9 million first mortgage and mezzanine construction financing for the development of a mixed-use luxury residential and retail development in the Flushing area of Queens, New York, of which the Company funded $19.9 million during the first quarter.

•                  Co-originated $407.5 million out of a total of $815.0 million of first mortgage and mezzanine financing, which was used to refinance and recapitalize loans the Company had co-originated in October 2012 for the acquisition and redevelopment of a 10-story retail building in the Times Square area of Manhattan, New York, including the addition of a hotel.  The Company’s balance under the prior loans was $210.9 million.  The Company funded $182.0 million of the financing during the first quarter.

•                  Originated and fully funded $197.2 million of first mortgage and mezzanine financing secured by an 89-asset bank branch portfolio in California.

•                  Originated a $179.5 million first mortgage and mezzanine loan to finance the acquisition of a premier data center in Philadelphia, Pennsylvania, of which the Company funded $99.9 million during the first quarter.

•                  Originated a $113.5 million first mortgage and mezzanine loan to finance the acquisition of a 31-story class A office tower located in Burbank, California, of which the Company funded $74.0 million during the first quarter.

•                  Named special servicer on three new issue CMBS deals with total unpaid principal balances of $3.2 billion.

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

Subsequent Events

Refer to Note 22 of our condensed consolidated financial statements included herein for a discussion of subsequent events.

Results of Operations

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

The following table compares our summarized results of operations for the three and six months ended June 30, 2014 and 2013 by business segment (amounts in thousands):

	For the three months ended June 30,			For the six months ended June 30,
	2014	2013	$ Change	2014	2013	$ Change
Revenues:
Lending segment	$118,331	$86,410	$31,921	$238,824	$170,419	$68,405
LNR segment	95,714	68,850	26,864	181,327	68,850	112,477
LNR VIEs	(43,295)	(20,817)	(22,478)	(77,422)	(20,817)	(56,605)
	170,750	134,443	36,307	342,729	218,452	124,277
Costs and expenses:
Lending segment	60,351	52,138	8,213	120,800	93,011	27,789
LNR segment	57,114	48,311	8,803	113,528	48,311	65,217
SFR segment allocations	—	—	—	1,882	—	1,882
LNR VIEs	221	165	56	445	165	280
	117,686	100,614	17,072	236,655	141,487	95,168
Other income:
Lending segment	10,878	789	10,089	12,395	23,980	(11,585)
LNR segment	17,692	23,206	(5,514)	56,817	23,206	33,611
LNR VIEs	43,025	21,088	21,937	77,425	21,088	56,337
	71,595	45,083	26,512	146,637	68,274	78,363
Income from continuing operations before income taxes:
Lending segment	68,858	35,061	33,797	130,419	101,388	29,031
LNR segment	56,292	43,745	12,547	124,616	43,745	80,871
SFR segment allocations	—	—	—	(1,882)	—	(1,882)
LNR VIEs	(491)	106	(597)	(442)	106	(548)
	124,659	78,912	45,747	252,711	145,239	107,472
Income tax provision	(4,277)	(11,343)	7,066	(9,897)	(11,958)	2,061
Loss from discontinued operations, net of tax	—	(6,058)	6,058	(1,551)	(8,346)	6,795
Net income attributable to non- controlling interests	(2,514)	(1,057)	(1,457)	(2,794)	(2,238)	(556)
Net income attributable to Starwood Property Trust, Inc.	$117,868	$60,454	$57,414	$238,469	$122,697	$115,772

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Lending Segment

Revenues

For the three months ended June 30, 2014, revenues of our Lending Segment increased $31.9 million to $118.3 million, compared to $86.4 million for the three months ended June 30, 2013. This increase was primarily due to a $30.2 million increase in interest income from loans, which reflects a $1.6 billion net increase in loan investments of our Lending Segment between June 30, 2013 and 2014, mainly resulting from new loan originations.

Costs and Expenses

For the three months ended June 30, 2014, costs and expenses of our Lending Segment increased $8.2 million to $60.3 million, compared to $52.1 million for the three months ended June 30, 2013. The increase was primarily due to increases of $11.6 million in interest expense, $6.6 million in management fees and $4.3 million in general and administrative (“G&A”) expenses, all partially offset by the absence of $13.4 million of business combination costs incurred in the 2013 quarter associated with the LNR acquisition.  The increase in interest expense reflects a $0.9 billion increase in outstanding balances under secured financing agreements of our Lending Segment between June 30, 2013 and 2014, as well as our issuance of $460 million principal amount of 4.0% convertible senior notes in July 2013.  These borrowings, along with equity issuances, are used to fund the growth of our investment portfolio.  The increase in management fees reflects the impacts of (i) higher returns on invested capital which resulted in an incentive fee in the 2014 second quarter, compared to none in the 2013 quarter, and (ii) higher manager stock compensation expense resulting from awards granted in the 2014 first quarter.  The increase in G&A expenses reflects higher legal fees principally associated with the administration of our financing facilities and higher compensation expense, both reflective of the increased size of our investment portfolio and related borrowings.

Other Income

For the three months ended June 30, 2014, other income of our Lending Segment increased $10.1 million to $10.9 million, from $0.8 million for the three months ended June 30, 2013. The increase was primarily due to $10.1 million of gains on sales of investments, particularly RMBS, in the 2014 second quarter, compared to a negligible loss on sales of investments in the 2013 quarter.

LNR Segment and VIEs

The Company acquired LNR on April 19, 2013.  Therefore, a comparison of results of the LNR Segment and VIEs for the three months ended June 30, 2014 to the three months ended June 30, 2013 is not meaningful as the current year quarter has an additional 18 days of operational activity.

Revenues

For the three months ended June 30, 2014 and 2013, revenues of LNR were $52.4 million and $48.0 million, respectively, after consolidated VIE eliminations of $43.3 million and $20.8 million, respectively.  For the three months ended June 30, 2014, these revenues primarily consisted of $32.5 million of servicing fees and $15.0 million of interest income from investment securities and loans, after consolidated VIE eliminations of $25.3 million and $17.6 million, respectively.  For the three months ended June 30, 2013, these revenues primarily consisted of $39.1 million of servicing fees and $7.2 million of interest income from investment securities and loans, after consolidated VIE eliminations of $13.7 million and $6.8 million, respectively.  The VIE eliminations are merely a function of the number of CMBS trusts consolidated in any given period, and as such, are not a meaningful indicator of the operating results for this segment.  The increase in revenues of $26.9 million (before VIE eliminations) is not only attributable to additional days in the 2014 second quarter, but also to improved performance of the CMBS book.

Costs and Expenses

For the three months ended June 30, 2014 and 2013, costs and expenses of LNR were $57.3 million and $48.5 million, respectively, including nominal VIE eliminations.  For the three months ended June 30, 2014, these costs and expenses primarily consisted of G&A expenses of $35.2 million, direct and allocated interest expense of $6.1 million, depreciation and amortization of $5.2 million (including $4.4 million related to the European servicing rights intangible), allocated management fees of $4.6 million, and other expenses of $6.0 million, which includes accruals for contingencies and fee sharing arrangements.  For the three months ended June 30, 2013, these costs and expenses primarily consisted of G&A expenses of $40.7 million, direct and allocated interest expense of $2.7 million, depreciation and amortization of $2.2 million and allocated management fees of $2.3 million.  G&A expenses in the three months ended June 30, 2013 included $8.5 million of expenses recognized under LNR’s change in control bonus plan as well as non-recurring severance expenses of $6.7 million incurred in connection with the LNR segment restructuring which occurred after the acquisition.

Other Income

For the three months ended June 30, 2014 and 2013, other income of LNR was $60.7 million and $44.3 million, respectively, including additive net VIE eliminations of $43.0 million and $21.1 million, respectively.  For the three months ended June 30, 2014, other income primarily consisted of $47.0 million of income of consolidated VIEs and $15.7 million of net increases in fair value of investment securities and mortgage loans held-for-sale, which reflect both realized and unrealized net gains.  For the three months ended June 30, 2013, other income primarily consisted of $31.9 million of income of consolidated VIEs and $8.2 million of net gain on derivatives which are used to hedge interest rate risk and credit risk on LNR’s conduit loans held-for-sale.  Income of consolidated VIEs reflects amounts associated with LNR’s variable interests in the CMBS trusts it consolidates, including special servicing fees, interest income, and changes in fair value of CMBS and servicing rights.  As noted above, this number is merely a function of the number of CMBS trusts consolidated in any given period, and as such, is not a meaningful indicator of the operating results for this segment.

Income Tax Provision

Most of our consolidated income tax provision relates to the taxable nature of LNR’s loan servicing and loan conduit businesses which are housed in TRSs.  Our tax provision for the three months ended June 30, 2014, as well as the overall effective tax rate, is lower than for the three months ended June 30, 2013 primarily due to the finalization of our tax planning strategies associated with the LNR acquisition.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Lending Segment

Revenues

For the six months ended June 30, 2014, revenues of our Lending Segment increased $68.4 million to $238.8 million, compared to $170.4 million for the six months ended June 30, 2013. This increase is primarily due to a $64.6 million increase in interest income from loans, which reflects a $1.6 billion net increase in loan investments of our Lending Segment between June 30, 2013 and 2014, mainly resulting from new loan originations.

Costs and Expenses

For the six months ended June 30, 2014, costs and expenses of our Lending Segment increased $27.8 million to $120.8 million, compared to $93.0 million for the six months ended June 30, 2013. The increase was primarily due to increases of $25.4 million in interest expense, $12.9 million in management fees and $7.4 million in G&A expenses, all partially offset by the absence of $17.6 million of business combination costs incurred in the 2013 period associated with the LNR acquisition.  The increase in interest expense reflects our issuance of $1.1 billion total principal amount of 4.6% and 4.0% convertible senior notes in February and July of 2013, respectively, and a $0.9 billion increase in outstanding balances under secured financing agreements of our Lending Segment between June 30, 2013 and 2014.  These borrowings, along with equity issuances, are used to fund the growth of our investment portfolio.  The increase in management fees reflects the impacts of (i) higher returns on invested capital which resulted in an incentive fee in the 2014 period, compared to none in the 2013 period, and (ii) higher manager stock compensation expense resulting from awards granted in the 2014 first quarter.  The increase in G&A expenses reflects higher legal fees principally associated with the administration of our financing facilities and higher compensation expense, both reflective of the increased size of our investment portfolio and related borrowings.

Other Income

For the six months ended June 30, 2014, other income of our Lending Segment decreased $11.6 million to $12.4 million, from $24.0 million for the six months ended June 30, 2013. The decrease was primarily due to a $24.6 million unfavorable swing in gain (loss) on derivatives partially offset by an $11.7 million favorable swing in foreign currency gain (loss).  The unfavorable swing in gain (loss) on derivatives was primarily due to $14.8 million of unrealized gains on foreign currency hedges in the six months ended June 30, 2013 driven by a deterioration of the European currency markets principally in the 2013 first quarter compared to a $10.0 million loss in the six months ended June 30, 2014 driven by a strengthening of those currency markets.  These foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and CMBS investments.   The unfavorable swing in these foreign currency hedges is greater than the offsetting favorable swing in foreign currency gain (loss) mainly because the portion of unrealized foreign currency gain (loss) associated with our available-for-sale CMBS investments is reported in accumulated other comprehensive income rather than earnings, in accordance with GAAP, whereas the full change in fair value of the related currency hedges is reported in earnings since they are not designated hedges.

LNR Segment and VIEs

The Company acquired LNR on April 19, 2013. Therefore, a comparison of results of the LNR Segment and VIEs for the six months ended June 30, 2014 to the six months ended June 30, 2013 is not meaningful as the current year period has an additional 108 days of operational activity.  Refer to the three month discussion above with respect to the composition of LNR’s revenues, costs and expenses and other income for the 2013 six month period, which is the same as the 2013 three month period.

Revenues

For the six months ended June 30, 2014, revenues of LNR were $103.9 million, after consolidated VIE eliminations of $77.4 million, and primarily consisted of $66.7 million of servicing fees and $29.0 million of interest income from investment securities and loans, after consolidated VIE eliminations of $47.3 million and $29.5 million, respectively.

Costs and Expenses

For the six months ended June 30, 2014, costs and expenses of LNR were $114.0 million, including nominal VIE eliminations, and primarily consisted of G&A expenses of $74.1 million, direct and allocated interest expense of $11.6 million, allocated management fees of $10.3 million and depreciation and amortization of $9.8 million (including $8.4 million related to the European servicing rights intangible).  Other expenses were $7.7 million, which includes accruals for contingencies and fee sharing arrangements.

Other Income

For the six months ended June 30, 2014, other income of LNR was $134.2 million, including additive net VIE eliminations of $77.4 million, and primarily consisted of $103.0 million of income of consolidated VIEs and $45.1 million of net increases in fair value of investment securities and mortgage loans held-for-sale, which are accounted for using the fair value option.  These increases were partially offset by a $10.8 million decrease in the fair value of our domestic servicing intangible resulting from the expected amortization of this deteriorating asset, net of increases in fair value due to the attainment of new servicing contracts, and $7.3 million of net loss on derivatives which are used to hedge interest rate risk and credit risk on LNR’s conduit loans held-for-sale.

Income Tax Provision

Most of our consolidated income tax provision relates to the taxable nature of LNR’s loan servicing and loan conduit businesses which are housed in TRSs.  Our tax provision for the six months ended June 30, 2014, as well as the overall effective tax rate, is lower than for the six months ended June 30, 2013 primarily due to the finalization of our tax planning strategies associated with the LNR acquisition.

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

In assessing the appropriate weighted average diluted share count to apply to Core Earnings for purposes of determining Core earnings per share (“EPS”), management considered the following: (i) in accordance with GAAP, the two-class method was deemed most dilutive; and (ii) under the two-class method, our participating securities were determined to be anti-dilutive and were thus excluded from the denominator.  Because compensation expense related to participating securities is added back for Core Earnings purposes pursuant to the definition above, there is no dilution to Core Earnings resulting from the associated expense recognition.  As a result, we determined that the two-class method, adjusted to include (instead of exclude) participating securities, was the most conservative and appropriate weighted average share count to apply to the calculation.  The following table presents the diluted weighted average shares used in our calculation of Core EPS (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Diluted weighted average shares	225,766	163,489	214,070	150,156

The definition of Core Earnings allows management to make adjustments, subject to the approval of a majority of the independent directors, in non-standard situations where such adjustments are considered appropriate in order for Core Earnings to be calculated in a manner consistent with its definition and objective. We encountered this type of situation during 2014 when a hedged loan was expected to be repaid, but was instead extended.  The series of foreign exchange forward contracts which hedged this loan were in a loss position on the expected repayment date.  In order to accommodate the revised repayment date, the hedges were extended.  In doing so, the counterparty required that the existing hedges be effectively liquidated.  As a result, for GAAP and Core Earnings purposes, the loss on the hedge is realized, while the corresponding gain on the loan continues as unrealized until the repayment occurs.  In an effort to treat this transaction consistently with similar past transactions, and to match the income statement effects of a hedge with the related hedged item, we modified the definition of Core Earnings to allow for hedged loans and their corresponding hedges to be treated as realized in the same accounting period.

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

The following table presents our summarized results of operations and reconciliation to Core Earnings for the three months ended June 30, 2014, by business segment (amounts in thousands):

	Real Estate Investment Lending	LNR	Total
Revenues	$118,331	$95,714	$214,045
Costs and expenses	(60,351)	(57,114)	(117,465)
Other income	10,878	17,692	28,570
Income from continuing operations before income taxes	68,858	56,292	125,150
Income tax provision	(443)	(3,834)	(4,277)
Income attributable to non-controlling interests	(3,005)	—	(3,005)
Net income attributable to Starwood Property Trust, Inc.	65,410	52,458	117,868
Add / (Deduct):
Non-cash equity compensation expense	7,524	—	7,524
Management incentive fee	2,674	1,373	4,047
Depreciation and amortization	—	788	788
Loan loss allowance, net	(139)	—	(139)
Interest income adjustment for securities	(948)	396	(552)
Other non-cash items	—	250	250
(Gains) / losses on:
Loans held-for-sale	—	(512)	(512)
Securities	(690)	(16,577)	(17,267)
Derivatives	(2,622)	1,362	(1,260)
Foreign currency	5,017	—	5,017
Earnings from unconsolidated entities	—	(522)	(522)
Core Earnings	$76,226	$39,016	$115,242
Core Earnings per Weighted Average Diluted Share	$0.34	$0.17	$0.51

The following table presents our summarized results of operations and reconciliation to Core Earnings for the three months ended June 30, 2013, by business segment (amounts in thousands):

	Real Estate Investment Lending	LNR	Single Family Residential	Total
Revenues	$86,410	$68,850	$—	$155,260
Costs and expenses	(52,138)	(48,311)	—	(100,449)
Other income	789	23,206	—	23,995
Income from continuing operations before income taxes	35,061	43,745	—	78,806
Income tax provision	(411)	(10,932)	—	(11,343)
Loss from discontinued operations, net of tax	—	—	(6,058)	(6,058)
Income attributable to non-controlling interests	(951)	—	—	(951)
Net income (loss) attributable to Starwood Property Trust, Inc.	33,699	32,813	(6,058)	60,454
Add / (Deduct):
Non-cash equity compensation expense	4,173	—	—	4,173
Management incentive fee	—	—	—	—
Change in Control Plan	—	8,512	—	8,512
Depreciation and amortization	—	112	715	827
Loan loss allowance	725	—	—	725
Interest income adjustment for securities	(488)	3,806	—	3,318
(Gains) / losses on:
Loans held for sale	—	8,344	—	8,344
Securities	690	(5,248)	—	(4,558)
Impairment of real estate	—	—	458	458
Derivatives	1,144	(6,037)	—	(4,893)
Foreign currency	(1,716)	—	—	(1,716)
Earnings from unconsolidated entities	—	(546)	—	(546)
U.S. special servicing intangible	—	(6,114)	—	(6,114)
Core Earnings (Loss)	$38,227	$35,642	$(4,885)	$68,984
Core Earnings (Loss) per Weighted Average Diluted Share	$0.23	$0.22	$(0.03)	$0.42

Real Estate Investment Lending Segment

The Lending Segment’s Core Earnings increased by $38.0 million, from $38.2 million during the second quarter of 2013 to $76.2 million in the second quarter of 2014. After making adjustments for the calculation of Core Earnings, revenues were $117.4 million, costs and expenses were $50.3 million, other income was $12.6 million and income taxes were $0.4 million.

Core revenues, consisting principally of interest income on loans, increased by $31.5 million due to growth of $1.6 billion in our loan portfolio since June 30, 2013.

Core costs and expenses increased by $3.1 million in the second quarter of 2014, primarily due to higher interest expense associated with the various facilities utilized to fund the growth of our investment portfolio.  This increase in interest expense was partially offset by the absence of $13.4 million of costs incurred in the second quarter of 2013 associated with the LNR acquisition.  General and administrative expenses increased by $4.3 million during the quarter primarily due to higher legal fees principally associated with the administration of our financing facilities and higher compensation expense.

Core other income increased by $11.7 million, principally due to higher gains on sales of investments of $9.6 million. The nature and timing of investment sales will depend upon a variety of factors, including our current outlook and strategy with respect to an investment, other available investment opportunities, and market pricing. As a result, gains (or losses) from sales of our investments have fluctuated over time, and we would expect this variability to continue for the foreseeable future.

LNR Segment

The Company acquired LNR on April 19, 2013.  Therefore, a comparison of the LNR Segment Core Earnings for the three months ended June 30, 2014 to the three months ended June 30, 2013 is not meaningful as the current year quarter has an additional 18 days of operational activity.

The LNR Segment contributed Core Earnings of $39.0 million during the second quarter of 2014. After making adjustments for the calculation of Core Earnings, revenues were $96.1 million, costs and expenses were $54.7 million, other income was $1.4 million and income taxes were $3.8 million.

Core revenues benefited from servicing fees of $57.8 million, CMBS interest income of $30.5 million, interest income on our conduit loans of $2.6 million, and other revenues of $5.2 million. Our U.S. servicing operation earned $45.3 million in fees during the period while our European servicer earned $12.5 million. The treatment of CMBS interest income on a GAAP basis is complicated by our application of the ASC 810 consolidation rules. In an attempt to treat these securities similar to the trust’s other investment securities, we compute core interest income pursuant to an effective yield methodology. In doing so, we segregate the portfolio into various categories based on the components of the bonds’ cash flows and the volatility related to each of these components. We then accrete interest income on an effective yield basis using the components of cash flows that are reliably estimable. Other minor adjustments are made to reflect management’s expectations for other components of the projected cash flow stream.

Included in core costs and expenses were general and administrative expenses of $35.0 million, allocated segment management fees of $3.2 million, direct interest expense of $1.0 million, allocated interest expense of $5.1 million and amortization expense of $4.4 million. Amortization expense principally represents the amortization of the European special servicing intangible, which reflects the deterioration of this asset as fees are earned.

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

Single Family Residential Segment

As discussed in Note 3 to our condensed consolidated financial statements included herein, the SFR segment was spun off to our stockholders on January 31, 2014.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

The following table presents our summarized results of operations and reconciliation to Core Earnings for the six months ended June 30, 2014, by business segment (amounts in thousands):

	Real Estate Investment Lending	LNR	Single Family Residential	Total
Revenues	$238,824	$181,327	$—	$420,151
Costs and expenses	(120,800)	(113,528)	(1,882)	(236,210)
Other income	12,395	56,817	—	69,212
Income (loss) from continuing operations before income taxes	130,419	124,616	(1,882)	253,153
Income tax provision	(526)	(9,371)	—	(9,897)
Loss from discontinued operations, net of tax	—	—	(1,551)	(1,551)
Income attributable to non-controlling interests	(3,236)	—	—	(3,236)
Net income (loss) attributable to Starwood Property Trust, Inc.	126,657	115,245	(3,433)	238,469
Add / (Deduct):
Non-cash equity compensation expense	14,731	—	—	14,731
Management incentive fee	7,148	4,075	—	11,223
Change in Control Plan	—	1,279	—	1,279
Depreciation and amortization	—	1,070	1,540	2,610
Loan loss allowance, net	358	—	—	358
Interest income adjustment for securities	(1,350)	5,854	—	4,504
Other non-cash items	—	250	—	250
(Gains) / losses on:
Loans held-for-sale	—	(3,116)	—	(3,116)
Securities	(1,053)	(39,114)	—	(40,167)
Derivatives	(180)	3,325	—	3,145
Foreign currency	4,072	—	—	4,072
Earnings from unconsolidated entities	—	(593)	—	(593)
Core Earnings (Loss)	$150,383	$88,275	$(1,893)	$236,765
Core Earnings (Loss) per Weighted Average Diluted Share	$0.70	$0.42	$(0.01)	$1.11

The following table presents our summarized results of operations and reconciliation to Core Earnings for the six months ended June 30, 2013, by business segment (amounts in thousands):

	Real Estate Investment Lending	LNR	Single Family Residential	Total
Revenues	$170,419	$68,850	$—	$239,269
Costs and expenses	(93,011)	(48,311)	—	(141,322)
Other income	23,980	23,206	—	47,186
Income from continuing operations before income taxes	101,388	43,745	—	145,133
Income tax provision	(1,026)	(10,932)	—	(11,958)
Loss from discontinued operations, net of tax	—	—	(8,346)	(8,346)
Income attributable to non-controlling interests	(2,132)	—	—	(2,132)
Net income (loss) attributable to Starwood Property Trust, Inc.	98,230	32,813	(8,346)	122,697
Add / (Deduct):
Non-cash equity compensation expense	8,829	—	—	8,829
Management incentive fee	47	—	—	47
Change in Control Plan	—	8,512	—	8,512
Depreciation and amortization	—	112	1,428	1,540
Loan loss allowance	755	—	—	755
Interest income adjustment for securities	(488)	3,806	—	3,318
(Gains) / losses on:
Loans held for sale	—	8,344	—	8,344
Securities	252	(5,248)	—	(4,996)
Impairment of real estate	—	—	458	458
Derivatives	(15,436)	(6,037)	—	(21,473)
Foreign currency	5,711	—	—	5,711
Earnings from unconsolidated entities	—	(546)	—	(546)
U.S. special servicing intangible	—	(6,114)	—	(6,114)
Core Earnings (Loss)	$97,900	$35,642	$(6,460)	$127,082
Core Earnings (Loss) per Weighted Average Diluted Share	$0.65	$0.24	$(0.04)	$0.85

Real Estate Investment Lending Segment

The Lending Segment’s Core Earnings increased by $52.5 million, from $97.9 million during the six months ended June 30, 2013 to $150.4 million during the six months ended June 30, 2014. After making adjustments for the calculation of Core Earnings, revenues were $237.5 million, costs and expenses were $98.6 million, other income was $15.2 million and income taxes were $0.5 million.

Core revenues, consisting principally of interest income on loans, increased by $67.5 million due to growth of $1.6 billion in our loan portfolio since June 30, 2013.

Core costs and expenses increased by $15.2 million, primarily due to higher interest expense associated with the various facilities utilized to fund the growth of our investment portfolio.  This increase in interest expense was partially offset by the absence of $17.6 million of costs associated with the LNR acquisition.  General and administrative expenses increased by $7.0 million primarily due to higher legal fees principally associated with the administration of our financing facilities and higher compensation expense.

Core other income increased by $0.7 million on a net basis.

LNR Segment

The Company acquired LNR on April 19, 2013.  Therefore, a comparison of the LNR Segment Core Earnings for the six months ended June 30, 2014 to the six months ended June 30, 2013 is not meaningful as the current year period has an additional 108 days of operational activity.

The LNR Segment contributed Core Earnings of $88.3 million during the six months ended June 30, 2014. After making adjustments for the calculation of Core Earnings, revenues were $187.2 million, costs and expenses were $106.8 million, other income was $17.3 million and income taxes were $9.4 million.

Core revenues benefited from servicing fees of $114.0 million, CMBS interest income of $58.9 million, interest income on our conduit loans of $5.4 million, and other revenues of $8.9 million. Our U.S. servicing operation earned $88.6 million in fees during the period while our European servicer earned $25.4 million. The treatment of CMBS interest income on a GAAP basis is complicated by our application of the ASC 810 consolidation rules. In an attempt to treat these securities similar to the trust’s other investment securities, we compute core interest income pursuant to an effective yield methodology. In doing so, we segregate the portfolio into various categories based on the components of the bonds’ cash flows and the volatility related to each of these components. We then accrete interest income on an effective yield basis using the components of cash flows that are reliably estimable. Other minor adjustments are made to reflect management’s expectations for other components of the projected cash flow stream.

Included in core costs and expenses were general and administrative expenses of $72.8 million, allocated segment management fees of $6.1 million, direct interest expense of $1.9 million, allocated interest expense of $9.7 million and amortization expense of $8.4 million. Amortization expense principally represents the amortization of the European special servicing intangible, which reflects the deterioration of this asset as fees are earned.

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

Single Family Residential Segment

As discussed in Note 3 to our condensed consolidated financial statements included herein, the SFR segment was spun off to our stockholders on January 31, 2014.

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

Cash and Cash Equivalents

As of June 30, 2014, we had cash and cash equivalents of $518.6 million.

Cash Flows for the Six Months Ended June 30, 2014

	GAAP	VIE Adjustments	Excluding LNR VIEs
Net cash provided by operating activities	$230,442	$82	$230,524
Cash Flows from Investing Activities:
Spin-off of SWAY	(111,960)	—	(111,960)
Purchase of investment securities	(53,453)	(98,291)	(151,744)
Proceeds from sales and collections of investment securities	69,333	85,169	154,502
Origination and purchase of loans held-for-investment	(1,277,636)	—	(1,277,636)
Proceeds from principal collections and sale of loans	789,532	—	789,532
Acquisition and improvement of single family homes and acquisition of non-performing loans, net of sales proceeds	(58,964)	—	(58,964)
Net cash flows from other investments and assets	(18,294)	(1,472)	(19,766)
Increase in restricted cash, net	(5,941)	—	(5,941)
Net cash used in investing activities	(667,383)	(14,594)	(681,977)
Cash Flows from Financing Activities:
Borrowings under financing agreements	1,807,229	—	1,807,229
Principal repayments on borrowings	(1,510,052)	—	(1,510,052)
Payment of deferred financing costs	(7,881)	—	(7,881)
Proceeds from common stock issuances, net of offering costs	581,417	—	581,417
Payment of dividends	(185,594)	—	(185,594)
Distributions to non-controlling interests	(33,409)	—	(33,409)
Issuance of debt of consolidated VIEs	71,756	(71,756)	—
Repayment of debt of consolidated VIEs	(99,763)	99,763	—
Distributions of cash from consolidated VIEs	13,413	(13,413)	—
Net cash provided by financing activities	637,116	14,594	651,710
Net increase in cash and cash equivalents	200,175	82	200,257
Cash and cash equivalents, beginning of period	317,627	(276)	317,351
Effect of exchange rate changes on cash	825	—	825
Cash and cash equivalents, end of period	$518,627	$(194)	$518,433

The discussion below is on a non-GAAP basis, after removing adjustments principally resulting from the consolidation of LNR’s VIEs under ASC 810. These adjustments principally relate to (i) purchase of CMBS related to consolidated VIEs, which are reflected as repayments of VIE debt on a GAAP basis and (ii) sales of CMBS related to consolidated VIEs, which are reflected as VIE distributions on a GAAP basis. There is no significant net impact to cash flows from operations or to overall cash resulting from these consolidations. Refer to Note 2 to our condensed consolidated financial statements included herein for further discussion.

Cash and cash equivalents increased by $200.3 million during the six months ended June 30, 2014, reflecting net cash provided by operating activities of $230.5 million and net cash provided by financing activities of $651.7 million partially offset by net cash used in investing activities of $682.0 million.

Net cash provided by operating activities of $230.5 million for the six months ended June 30, 2014 related primarily to cash interest income of $264.2 million from our loan origination and conduit programs, plus cash interest income on investment securities of $76.0 million. Servicing fees provided cash of $111.4 million and other revenues provided $13.3 million. Offsetting these revenues were general and administrative expenses of $66.7 million, a net change in operating assets and liabilities of $76.4 million, cash interest expense of $65.2 million and management fees of $26.6 million.

Net cash used in investing activities of $682.0 million for the six months ended June 30, 2014 related primarily to the origination and acquisition of new loans held-for-investment of $1.3 billion, $112.0 million distributed in connection with the SWAY spin-off, the acquisition and improvement of real estate and non-performing residential loans of $59.0 million, all partially offset by proceeds received from principal repayments and sales of loans of $789.5 million.

Net cash provided by financing activities of $651.7 million for the six months ended June 30 related primarily to net proceeds from our April 2014 equity offering and other common stock issuances of $581.4 million and net borrowings after repayments on our secured debt of $289.3 million, partially offset by dividend distributions of $185.6 million and distributions to non-controlling entities of $33.4 million.

Our Investment Portfolio

Lending Segment

The following table sets forth the amount of each category of investments we owned across various property types within our Lending Segment as of June 30, 2014 and December 31, 2013 (amounts in thousands):

June 30, 2014	Face Amount	Carrying Value	% Owned	Asset Specific Financing	Net Investment	Weighted Average Rating	Vintage

First mortgages	$3,309,328	$3,255,013	100%	$1,492,005	$1,763,008	N/A	1989-2014
Subordinated mortgages	388,449	355,561	100%	2,000	353,561	N/A	1999-2014
Mezzanine loans	1,281,518	1,275,207	100%	42,100	1,233,107	N/A	2006-2014
Loans held-for-sale, fair value option	8,750	8,750	100%	—	8,750	N/A	2014
Loans transferred as secured borrowings	142,883	142,867	100%	142,815	52	N/A	N/A
Loan loss allowance	—	(4,342)		—	(4,342)	N/A	N/A
RMBS—AFS(1)	312,280	231,605	100%	120,627	110,978	B-	2003 - 2007
CMBS—AFS(1)	103,113	116,071	100%	—	116,071	BB+	2012 - 2013
HTM securities(2)	371,700	370,096	100%	58,467	311,629	N/A	2013
Equity security	15,635	16,104	100%	—	16,104	N/A	N/A
Investments in unconsolidated entities	52,541	52,541	100%	—	52,541	N/A	N/A
	$5,986,197	$5,819,473		$1,858,014	$3,961,459

December 31, 2013

First mortgages	$2,749,072	$2,701,730	100%	$1,099,628	$1,602,102	N/A	1989 - 2013
Subordinated mortgages	442,475	407,462	100%	4,000	403,462	N/A	1999-2013
Mezzanine loans	1,246,841	1,245,729	100%	—	1,245,729	N/A	2010-2013
Loans transferred as secured borrowings	180,484	180,414	100%	181,238	(824)	N/A	N/A
Loan loss allowance	—	(3,984)		—	(3,984)	N/A	N/A
RMBS—AFS(1)	414,020	296,236	100%	127,943	168,293	B-	2003 - 2007
CMBS—AFS(1)	100,648	114,346	100%	—	114,346	BB+	2012 - 2013
HTM securities(2)	371,700	368,318	100%	58,467	309,851	N/A	2013
Equity security	15,133	15,247	100%	—	15,247	N/A	N/A
Investments in unconsolidated entities	50,167	50,167	100%	—	50,167	N/A	N/A
	$5,570,540	$5,375,665		$1,471,276	$3,904,389

(1)                                 RMBS and CMBS available-for-sale (“AFS”) securities.

(2)                                 Mandatorily redeemable preferred equity interests in commercial real estate entities and CMBS held-to-maturity (“HTM”).

As of June 30, 2014 and December 31, 2013, our Lending Segment’s investment portfolio, excluding other investments, had the following characteristics based on carrying values:

Collateral Property Type	June 30, 2014	December 31, 2013
Office	43.6%	33.1%
Hospitality	25.3%	25.6%
Multi-family	9.6%	1.3%
Retail	7.3%	11.7%
Mixed Use	6.6%	16.9%
Residential	4.6%	9.6%
Industrial	3.0%	1.8%
	100.0%	100.0%

Geographic Location	June 30, 2014	December 31, 2013
West	30.2%	25.7%
North East	20.8%	20.8%
International	14.2%	15.4%
South East	13.4%	17.7%
Mid Atlantic	10.3%	9.1%
Midwest	6.7%	5.3%
South West	4.4%	6.0%
	100.0%	100.0%

LNR Segment

The following table sets forth the amount of each category of investments we owned within our LNR Segment as of June 30, 2014 and December 31, 2013 (amounts in thousands):

	Face Amount	Carrying Value		Asset Specific Financing	Net Investment
June 30, 2014
CMBS, fair value option	$4,049,330	$638,069	(1)	$—	$638,069
Servicing rights intangibles	N/A	224,676	(2)	—	224,676
Loans held-for-sale, fair value option	144,974	145,662		95,568	50,094
Loans held-for-investment	8,027	4,415		—	4,415
Investments in unconsolidated entities	N/A	68,644		—	68,644
	$4,202,331	$1,081,466		$95,568	$985,898
December 31, 2013
CMBS, fair value option	$3,871,803	$550,282	(1)	$—	$550,282
Servicing rights intangibles	N/A	257,736	(2)	—	257,736
Loans held-for-sale, fair value option	209,099	206,672		129,843	76,829
Loans held-for-investment	17,144	12,781		—	12,781
Investments in unconsolidated entities	N/A	76,170		—	76,170
	$4,098,046	$1,103,641		$129,843	$973,798

(1)         Includes $469.5 million and $409.3 million of CMBS reflected in “VIE liabilities” in accordance with ASC 810 as of June 30, 2014 and December 31, 2013, respectively.

(2)         Includes $67.8 million and $80.6 million of servicing rights intangibles reflected in “VIE assets” in accordance with ASC 810 as of June 30, 2014 and December 31, 2013, respectively.

New Credit Facilities

In January 2014, we amended our Lender 1 Repo 1 facility to (i) upsize available borrowings to $1.0 billion from $550 million; (ii) extend the maturity date for loan collateral to January 2019 and for CMBS collateral to January 2016, each from August 2014, and each assuming initial extension options; (iii) allow for up to four additional one-year extension options with respect to any loan collateral that remains financed at maturity, in an effort to match the term of the maturity dates of these assets; (iv) reduce pricing and debt-yield thresholds for purchased assets; and (v) amend certain financial covenants to contemplate the spin-off of the SFR segment.  STWD guarantees certain of the obligations of the consolidated subsidiary, which is the borrower under the repurchase agreement, up to a maximum liability of either 25% or 100% of the then-currently outstanding repurchase price of purchased assets, depending upon the type of asset being financed.

In May 2014, we amended our Lender 3 Repo 1 facility to (i) increase additional borrowings by $42.7 million; (ii) extend the maturity date for loan collateral to May 2019, assuming the exercise of two one-year extension options; (iii) reduce pricing for all purchased assets; and (iv) increase advance rates for certain purchased assets.

On July 24, 2014, we amended the Lender 2 Repo 1 facility to upsize available borrowings from $225 million to $325 million and reduce pricing 25-50 basis points depending on the collateral type.

On August 1, 2014, we entered into a new $250 million warehouse line to finance our more transitional assets.

Borrowings under Various Financing Arrangements

The following table is a summary of our financing facilities as of June 30, 2014 (dollar amounts in thousands):

	Current Maturity	Extended Maturity(a)	Pricing	Pledged Asset Carrying Value	Maximum Facility Size		Outstanding balance		Approved but Undrawn Capacity(b)	Unallocated Financing Amount(c)
Lender 1 Repo 1	(d)	(d)	LIBOR + 1.85% to 5.25%	$1,349,733	$1,000,000		$753,032		$125,218	$121,750
Lender 1 Repo 2	(e)	N/A	LIBOR + 1.90%	230,129	175,000		120,627		32,421	21,952
Lender 1 Repo 3	Dec 2014	Dec 2016	LIBOR + 2.75%	210,041	148,860		148,860		—	—
Lender 2 Repo 1	Oct 2015	Oct 2018	LIBOR + 2.00% to 2.75%	269,290	225,000	(f)	181,151		—	43,849
Lender 3 Repo 1	May 2017	May 2019	LIBOR + 2.85%	135,132	93,836		93,836		—	—
Conduit Repo 1	Sep 2014	Sep 2014	LIBOR + 2.20%	—	250,000		—		—	250,000
Conduit Repo 2	Nov 2014	Nov 2014	LIBOR + 2.10%	128,083	150,000		95,568		—	54,432
Lender 4 Repo 1	Oct 2015	Oct 2017	LIBOR + 2.60%	456,758	359,226		359,226		—	—
Lender 5 Repo 1	Dec 2014	Dec 2014	LIBOR + 2.00%	84,150	58,467		58,467		—	—
Borrowing Base	Sep 2015	Sep 2017	LIBOR + 3.25%(g)	661,164	250,000		84,386		—	165,614
Term Loan	Apr 2020	Apr 2020	LIBOR + 2.75%(g)	2,936,771	668,423		666,114	(h)	—	—

				$6,461,251	$3,378,812		$2,561,267		$157,639	$657,597

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

(f)                        On July 24, 2014, we amended the Lender 2 Repo 1 facility to upsize available borrowings from $225 million to $325 million and reduce pricing 25-50 basis points depending on the collateral type.

(g)                       Subject to borrower’s option to choose alternative benchmark based rates pursuant to the terms of the credit agreement. The Term Loan is also subject to a 75 basis point floor.

(h)                      Term loan outstanding balance is net of $2.3 million of unamortized discount.

Refer to Note 8 of our condensed consolidated financial statements included herein for further disclosure regarding the terms of our financing arrangements.

Variance between Average and Quarter-End Credit Facility Borrowings Outstanding

The following table compares the average amount outstanding of our secured financing agreements during each quarter and the amount outstanding as of the end of each quarter, together with an explanation of significant variances:

Quarter Ended	Quarter-End Balance (in 000’s)	Weighted-Average Balance During Quarter (in 000’s)	Variance (in 000’s)	Explanations for Significant Variances
December 31, 2013	2,257,560	1,850,572	406,988		(a)
March 31, 2014	2,601,062	2,536,926	64,136		(b)
June 30, 2014	2,561,267	2,366,435	194,832		(c)

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

(c)          Variance primarily due to the following:  (i) $90.0 million drawn on the Lender 1 Repo 1 facility in June 2014; (ii) $84.4 million drawn on the borrowing base facility in June 2014; and (iii) $43.5 million drawn on the Lender 2 Repo 1 facility in June 2014.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities

The following scheduled and/or projected principal repayments on our investments were based upon the amounts outstanding and contractual terms of the financing facilities in effect as of June 30, 2014 (amounts in thousands):

	Scheduled Principal Repayments on Loans and Preferred Interests	Scheduled/Projected Principal Repayments on RMBS and CMBS	Projected Required Repayments of Financing	Scheduled Principal Inflows Net of Financing Outflows
Third Quarter 2014	$173,275	$16,682	$(106,985)	$82,972
Fourth Quarter 2014	74,913	21,464	(87,486)	8,891
First Quarter 2015	20,216	16,845	(124,776)	(87,715)
Second Quarter 2015	54,913	21,763	(10,831)	65,845
Total	$323,317	$76,754	$(330,078)	$69,993

The Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

Issuances of Equity Securities

We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At June 30, 2014, we had 100,000,000 shares of preferred stock available for issuance and 276,775,856 shares of common stock available for issuance.

Refer to Note 15 of our condensed consolidated financial statements included herein for discussion of our issuances of equity securities during the six months ended June 30, 2014.

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

Off-Balance Sheet Arrangements

We have relationships with unconsolidated entities and/or financial partnerships, such as entities often referred to as SPEs or VIEs. We are not obligated to provide, nor have we provided, any financial support for any SPEs or VIEs. As such, the risk associated with our involvement is limited to the carrying value of our investment in the entity. Refer to Note 13 to our condensed consolidated financial statements included herein for further discussion.

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

The Company’s board of directors declared the following dividends during the six months ended June 30, 2014:

Record Date	Announce Date	Pay Date	Amount	Frequency
6/30/14	5/6/14	7/15/14	$0.48	Quarterly
3/31/14	2/24/14	4/15/14	$0.48	Quarterly

On August 6, 2014, our board of directors declared a dividend of $0.48 per share for the third quarter of 2014, which is payable on October 15, 2014 to common stockholders of record as of September 30, 2014.

Leverage Policies

Our strategies with regards to use of leverage have not changed significantly since December 31, 2013.  Please refer to our Form 10-K for a description of our strategies regarding use of leverage.

Contractual Obligations and Commitments

Contractual obligations as of June 30, 2014 are as follows (amounts in thousands):

	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 years
Secured financings	$2,563,576	$330,079	$320,486	$1,278,432	$634,579
Convertible senior notes	1,059,978	—	—	1,059,978	—
Secured borrowings on transferred loans(a)	142,883	13,656	1,463	127,764	—
Loan funding obligations	1,783,426	801,104	968,562	13,760	—
Future lease commitments	40,197	6,550	12,151	11,473	10,023
Total	$5,590,060	$1,151,389	$1,302,662	$2,491,407	$644,602

(a)                                 These amounts relate to financial asset sales that were required to be accounted for as secured borrowings. As a result, the assets we sold remain on our consolidated balance sheet for financial reporting purposes. Such assets are expected to provide match funding for these liabilities.

The table above does not include interest payable, amounts due under our Management Agreement or derivative agreements as those contracts do not have fixed and determinable payments.

Critical Accounting Estimates

Refer to the section of our Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” for a full discussion of our critical accounting estimates.  Our critical accounting estimates have not materially changed since December 31, 2013.

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

Market Risk

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

We seek to further manage credit risk associated with our loans held-for-sale through the purchase of credit index instruments.  The following table presents our credit index instruments as of June 30, 2014 and December 31, 2013 (dollar amounts in thousands):

	Face Value of Loans Held-for-Sale	Aggregate Notional Value of Credit Index Instruments	Number of Credit Index Instruments
June 30, 2014	$153,724	$50,000	8
December 31, 2013	$209,099	$50,000	4

Our RMBS portfolio had a weighted average Standard and Poor’s rating of B-, as of both June 30, 2014 and December 31, 2013.  Our CMBS fair value option portfolio, including CMBS eliminated in consolidation pursuant to ASC 810 and excluding unrated CMBS, had a weighted average rating of CCC and CC, as of June 30, 2014 and December 31, 2013, respectively.

As of June 30, 2014, we had not elected the fair value option for the following CMBS (1) $115.2 million of an available-for-sale CMBS rated BB+, (2) $84.1 million of a held-to-maturity CMBS rated BB-, and (3) a $0.9 million interest-only debt security rated BBB-.

Capital Market Risk

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations such as repurchase agreements, bank credit facilities, term loans, revolving facilities and securitizations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we mitigate such interest rate risk through the utilization of interest rate swaps of the same duration. The following table presents financial instruments where we have utilized interest rate swaps to hedge interest rate risk and the related interest rate swaps as of June 30, 2014 and December 31, 2013 (dollar amounts in thousands):

Instrument hedged as of June 30, 2014	Face Value of Hedged Instruments	Aggregate Notional Value of Interest Rate Swaps	Number of Interest Rate Swaps

Loans held-for-investment	$59,922	$59,941	4
Loans held-for-sale	154,412	129,100	31
RMBS, available-for-sale	312,280	74,000	3
Secured financing agreements	156,013	162,941	7
	$682,627	$425,982	45

Instrument hedged as of December 31, 2013

Loans held-for-investment	$60,810	$60,905	4
Loans held-for-sale	209,099	175,400	41
RMBS, available-for-sale	414,020	25,000	2
CMBS, fair value option	18,939	9,700	1
Secured financing agreements	168,766	177,100	8
	$871,635,	$448,105	56

The following table summarizes the change in net investment income for the subsequent 12 month period for our LIBOR-based investments and our LIBOR-based debt assuming an increase or decrease of 100 basis points in LIBOR and adjusted for the effects of our interest rate hedging activities (amounts in thousands):

Income (Expense) Subject to Interest Rate Sensitivity	Variable-rate investments and indebtedness	100 Basis Point Increase	100 Basis Point Decrease (1)
Investment income from variable-rate investments	$4,118,416	$35,690	$(5,853)
Interest expense from variable-rate debt	(2,563,576)	(21,660)	4,368
Net investment income from variable rate instruments	$1,554,840	$14,030	$(1,485)

(1)                                 Assumes LIBOR does not go below 0%.

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

Consistent with our strategy of hedging foreign currency exposure on certain investments, we typically enter into a series of forwards to fix the U.S. dollar amount of foreign currency denominated cash flows (interest and principal payments) we expect to receive from our foreign currency denominated loan and CMBS investments. Accordingly, the notional values and expiration dates of our foreign currency hedges approximate the amounts and timing of future payments we expect to receive on the related investments.  The following table represents our current currency hedge exposure as it relates to our loan investments and a CMBS investment denominated in foreign currencies, along with the aggregate notional amount of the hedges in place (amounts in thousands except for number of contracts, using the June 30, 2014 pound sterling (“GBP”) closing rate of 1.7106, Euro (“EUR”) closing rate of 1.3689,

Swedish Krona (“SEK”) closing rate of 0.1496, Norwegian Krone (“NOK”) closing rate of 0.1630, Danish Krone (“DKK”) closing rate of 0.1837):

Carrying Value of Investment	Local Currency	Number of foreign exchange contracts	Aggregate Notional Value of Hedges Applied	Expiration Range of Contracts
$11,032	GBP	16	$12,752	July 2014 – March 2016
115,209	GBP	4	126,499	September 2014 – March 2016
25,373	GBP	10	30,786	July 2014 – August 2016
30,149	EUR	7	37,171	August 2014 – February 2016
101,515	GBP	12	130,632	July 2014 – April 2017
51,149	GBP	7	62,280	July 2014 – January 2016
63,671	EUR	20	72,493	July 2014 – October 2016
1,745	GBP	1	4,280	March 2015
8,319	EUR, DKK, NOK, SEK	5	14,369	December 2015
16,104	GBP	16	19,739	July 2014 – January 2018

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

Changes in Internal Control Over Financial Reporting.  No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

Currently, no material legal proceedings are pending or, to our knowledge, threatened or contemplated against us, that could have a material adverse effect on our business, financial position or results of operations.

Item 1A.    Risk Factors.

In addition to the following risk factor, refer to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Risks Related to Regulatory Matters

Mortgage loan servicing is an increasingly regulated business.

The mortgage loan servicing activities of our LNR segment are subject to a still evolving set of regulations, including regulations being promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act. In addition, various governmental authorities have recently increased their investigative focus on the activities of mortgage loan servicers.  As a result, we may have to spend additional resources and devote additional management time to address any regulatory concerns, which may reduce the resources available to grow our business.  In addition, if we fail to operate the servicing activities of our LNR segment in compliance with existing and future regulations, our business, reputation, financial condition or results of operations could be materially and adversely affected.

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

STARWOOD PROPERTY TRUST, INC.

Date: August 6, 2014	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: August 6, 2014	By:	/s/ RINA PANIRY
Rina Paniry Chief Financial Officer, Treasurer and Principal Financial Officer

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