Form 10-Q
period 2014-09-30
STARWOOD PROPERTY TRUST, INC.
filed 2014-11-05
CIK 1465128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of October 31, 2014 was 222,402,882.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements, including without limitation, statements concerning our operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are developed by combining currently available information with our beliefs and assumptions and are generally identified by the words “believe,” “expect,” “anticipate” and other similar expressions. Forward-looking statements do not guarantee future performance, which may be materially different from that expressed in, or implied by, any such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates.

These forward-looking statements are based largely on our current beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors that may cause actual results to vary from our forward-looking statements include, but are not limited to:

•                  factors described in our Annual Report on Form 10-K for the year ended December 31, 2013, this Quarterly Report on Form 10-Q and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014, including those set forth under the captions “Risk Factors” and “Business”;

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands, except share data)

	As of September 30, 2014	As of December 31, 2013
Assets:
Cash and cash equivalents	$327,322	$317,627
Restricted cash	45,725	69,052
Loans held-for-investment, net	5,198,927	4,363,718
Loans held-for-sale, at fair value	248,165	206,672
Loans transferred as secured borrowings	142,516	180,414
Investment securities ($522,835 and $566,789 held at fair value)	894,302	935,107
Intangible assets—servicing rights ($130,420 and $150,149 held at fair value)	145,790	177,173
Residential real estate, net	—	749,214
Non-performing residential loans	—	215,371
Investment in unconsolidated entities	110,569	122,954
Goodwill	140,437	140,437
Derivative assets	13,354	7,769
Accrued interest receivable	35,065	37,630
Other assets	123,472	95,813
Variable interest entity (“VIE”) assets, at fair value	109,468,293	103,151,624
Total Assets	$116,893,937	$110,770,575
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$154,058	$225,374
Related-party payable	24,866	17,793
Dividends payable	108,056	90,171
Derivative liabilities	5,462	24,192
Secured financing agreements, net	2,708,108	2,257,560
Convertible senior notes, net	1,006,927	997,851
Secured borrowings on transferred loans	142,575	181,238
VIE liabilities, at fair value	108,879,922	102,649,263
Total Liabilities	113,029,974	106,443,442
Commitments and contingencies (Note 20)
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 223,602,551 issued and 222,388,801 outstanding as of September 30, 2014 and 196,139,045 issued and 195,513,195 outstanding as of December 31, 2013	2,236	1,961
Additional paid-in capital	3,793,428	4,300,479
Treasury stock (1,213,750 shares and 625,850 shares)	(23,635)	(10,642)
Accumulated other comprehensive income	69,681	75,449
Retained earnings (accumulated deficit)	7,302	(84,719)
Total Starwood Property Trust, Inc. Stockholders’ Equity	3,849,012	4,282,528
Non-controlling interests in consolidated subsidiaries	14,951	44,605
Total Equity	3,863,963	4,327,133
Total Liabilities and Equity	$116,893,937	$110,770,575

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Interest income from loans	$110,669	$94,045	$321,034	$236,671
Interest income from investment securities	28,640	17,804	85,714	52,621
Servicing fees	34,641	36,509	101,533	75,644
Other revenues	7,418	2,034	15,816	3,908
Total revenues	181,368	150,392	524,097	368,844
Costs and expenses:
Management fees	24,943	20,925	77,849	52,140
Interest expense	39,739	34,017	115,265	74,091
General and administrative	47,640	47,474	136,835	95,847
Business combination costs	—	342	—	17,958
Acquisition and investment pursuit costs	759	1,393	1,924	2,390
Depreciation and amortization	3,017	3,435	12,807	5,663
Loan loss allowance, net	1,575	1,160	1,933	1,915
Other expense	2,701	513	10,416	742
Total costs and expenses	120,374	109,259	357,029	250,746
Income before other income, income taxes and non-controlling interests	60,994	41,133	167,068	118,098
Other income:
Income of consolidated VIEs, net	87,778	47,963	190,810	79,912
Change in fair value of servicing rights	(7,897)	(1,867)	(18,671)	1,031
Change in fair value of investment securities, net	1,860	(2,278)	15,180	(3,265)
Change in fair value of mortgage loans held-for-sale, net	15,517	25,857	48,018	26,315
Earnings from unconsolidated entities	3,805	2,222	13,432	6,733
Gain on sale of investments, net	1,332	6,184	12,965	19,690
Gain (loss) on derivative financial instruments, net	29,275	(22,451)	11,619	(65)
Foreign currency (loss) gain, net	(21,466)	9,580	(16,212)	3,495
Total other-than-temporary impairment (“OTTI”)	(264)	(86)	(2,256)	(1,460)
Noncredit portion of OTTI recognized in other comprehensive income	264	34	1,246	1,007
Net impairment losses recognized in earnings	—	(52)	(1,010)	(453)
Other income, net	28	374	738	413
Total other income	110,232	65,532	256,869	133,806
Income from continuing operations before income taxes	171,226	106,665	423,937	251,904
Income tax provision	(3,836)	(13,721)	(13,733)	(25,679)
Income from continuing operations	167,390	92,944	410,204	226,225
Loss from discontinued operations, net of tax (Note 3)	—	(3,698)	(1,551)	(12,044)
Net income	167,390	89,246	408,653	214,181
Net income attributable to non-controlling interests	(2,346)	(1,886)	(5,140)	(4,124)
Net income attributable to Starwood Property Trust, Inc.	$165,044	$87,360	$403,513	$210,057

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic:
Income from continuing operations	$0.73	$0.53	$1.89	$1.41
Loss from discontinued operations	—	(0.02)	(0.01)	(0.08)
Net income	$0.73	$0.51	$1.88	$1.33
Diluted:
Income from continuing operations	$0.73	$0.53	$1.88	$1.41
Loss from discontinued operations	—	(0.02)	(0.01)	(0.08)
Net income	$0.73	$0.51	$1.87	$1.33

Dividends declared per common share	$0.48	$0.46	$1.44	$1.36

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, amounts in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$167,390	$89,246	$408,653	$214,181
Other comprehensive income (loss) (net change by component):
Cash flow hedges	530	(197)	559	1,583
Available-for-sale securities	3,954	(1,768)	(2,166)	(15,895)
Foreign currency remeasurement	(9,765)	10,967	(4,161)	3,924
Other comprehensive (loss) income	(5,281)	9,002	(5,768)	(10,388)
Comprehensive income	162,109	98,248	402,885	203,793
Less: Comprehensive income attributable to non-controlling interests	(2,346)	(1,886)	(5,140)	(4,124)
Comprehensive income attributable to Starwood Property Trust, Inc.	$159,763	$96,362	$397,745	$199,669

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited, amounts in thousands, except share data)

	Common stock		Additional			Retained Earnings	Accumulated Other Comprehensive	Total Starwood Property Trust, Inc.	Non-
		Par	Paid-In	Treasury Stock		(Accumulated	Income	Stockholders’	Controlling	Total
	Shares	Value	Capital	Shares	Amount	Deficit)	(Loss)	Equity	Interests	Equity

Balance, January 1, 2014	196,139,045	$1,961	$4,300,479	625,850	$(10,642)	$(84,719)	$75,449	$4,282,528	$44,605	$4,327,133
Proceeds from public offering of common stock	25,300,000	253	564,442	—	—	—	—	564,695	—	564,695
Proceeds from ATM Agreement	759,000	8	18,338	—	—	—	—	18,346	—	18,346
Proceeds from DRIP Plan	2,430	—	58	—	—	—	—	58	—	58
Equity offering costs	—	—	(1,623)	—	—	—	—	(1,623)	—	(1,623)
Common stock repurchased	—	—	—	587,900	(12,993)	—	—	(12,993)	—	(12,993)
Stock-based compensation	1,025,144	10	21,491	—	—	—	—	21,501	—	21,501
Manager incentive fee paid in stock	376,932	4	8,986	—	—	—	—	8,990	—	8,990
Net income	—	—	—	—	—	403,513	—	403,513	5,140	408,653
Dividends declared, $1.44 per share	—	—	—	—	—	(311,492)	—	(311,492)	—	(311,492)
Spin-off of SWAY	—	—	(1,118,743)	—	—	—	—	(1,118,743)	(1,594)	(1,120,337)
Other comprehensive income, net	—	—	—	—	—	—	(5,768)	(5,768)	—	(5,768)
VIE non-controlling interests	—	—	—	—	—	—	—	—	382	382
Distribution to non-controlling interests	—	—	—	—	—	—	—	—	(33,582)	(33,582)
Balance, September 30, 2014	223,602,551	$2,236	$3,793,428	1,213,750	$(23,635)	$7,302	$69,681	$3,849,012	$14,951	$3,863,963

Balance, January 1, 2013	136,125,356	$1,361	$2,721,353	625,850	$(10,642)	$(72,401)	$79,675	$2,719,346	$77,859	$2,797,205
Proceeds from public offering of common stock	59,225,000	593	1,512,926	—	—	—	—	1,513,519	—	1,513,519
Equity offering costs	—	—	(955)	—	—	—	—	(955)	—	(955)
Convertible senior notes	—	—	48,502	—	—	—	—	48,502	—	48,502
Stock-based compensation	523,731	5	12,865	—	—	—	—	12,870	—	12,870
Manager incentive fee paid in stock	13,188	—	367	—	—	—	—	367	—	367
Net income	—	—	—	—	—	210,057	—	210,057	4,124	214,181
Dividends declared, $1.36 per share	—	—	—	—	—	(227,177)	—	(227,177)	—	(227,177)
Other comprehensive loss, net	—	—	—	—	—	—	(10,388)	(10,388)	—	(10,388)
VIE non-controlling interests	—	—	—	—	—	—	—	—	(1,067)	(1,067)
Non-controlling interest assumed through LNR acquisition	—	—	—	—	—	—	—	—	8,705	8,705
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	1,399	1,399
Distribution to non-controlling interests	—	—	—	—	—	—	—	—	(47,914)	(47,914)
Balance, September 30, 2013	195,887,275	$1,959	$4,295,058	625,850	$(10,642)	$(89,521)	$69,287	$4,266,141	$43,106	$4,309,247

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	For the Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$408,653	$214,181
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	8,501	7,044
Amortization of convertible debt discount and deferred fees	9,376	5,693
Accretion of net discount on investment securities	(17,174)	(23,484)
Accretion of net deferred loan fees and discounts	(16,756)	(26,917)
Amortization of premium from secured borrowings on transferred loans	(862)	(1,211)
Share-based compensation	21,501	12,870
Share-based component of incentive fees	8,990	367
Change in fair value of fair value option investment securities	(15,180)	3,265
Change in fair value of consolidated VIEs	(71,105)	(22,428)
Change in fair value of servicing rights	18,671	(1,031)
Change in fair value of loans held-for-sale	(48,018)	(26,315)
Change in fair value of derivatives	(14,595)	(2,196)
Foreign currency loss (gain), net	15,767	(3,481)
Gain on non-performing loans and sale of investments	(13,907)	(23,728)
Other-than-temporary impairment	1,010	989
Loan loss allowance, net	1,933	1,915
Depreciation and amortization	13,178	8,022
Earnings from unconsolidated entities	(13,432)	(3,245)
Distributions of earnings from unconsolidated entities	9,354	2,315
Capitalized costs written off	—	1,517
Changes in operating assets and liabilities:
Related-party payable, net	7,073	25,475
Accrued interest receivable, less purchased interest	(29,770)	(8,603)
Other assets	(6,192)	(6,874)
Accounts payable, accrued expenses and other liabilities	(46,997)	36,087
Originations of loans held-for-sale, net of principal collections	(1,159,058)	(847,844)
Proceeds from sale of loans held-for-sale	1,165,583	851,609
Net cash provided by operating activities	236,544	173,992
Cash Flows from Investing Activities:
Spin-off of Starwood Waypoint Residential Trust	(111,960)	—
Purchase of LNR, net of cash acquired	—	(586,383)
Purchase of investment securities	(67,230)	(82,754)
Proceeds from sales of investment securities	100,166	442,877
Proceeds from principal collections on investment securities	40,999	56,793
Origination and purchase of loans held-for-investment	(2,123,947)	(1,658,240)
Proceeds from principal collections on loans	966,350	394,616
Proceeds from loans sold	341,472	369,621
Acquisition and improvement of single family homes	(61,901)	(458,733)
Proceeds from sale of single family homes	1,784	6,696
Purchase of other assets	(18,731)	(1,631)
Purchase of non-performing loans	—	(153,141)
Proceeds from sale of non-performing loans	1,153	27,198
Investment in unconsolidated entities	(21,973)	(8,558)
Distribution of capital from unconsolidated entities	38,946	3,210
Payments for purchase or termination of derivatives	(16,081)	(648)
Proceeds from termination of derivatives	5,611	9,940
Return of investment basis in purchased derivative asset	1,222	1,533
Decrease (increase) in restricted cash, net	8,890	(54,860)
Net cash used in investing activities	(915,230)	(1,692,464)

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited, amounts in thousands)

	For the Nine Months Ended September 30,
	2014	2013
Cash Flows from Financing Activities:
Borrowings under financing agreements	$2,917,281	$2,691,382
Proceeds from issuance of convertible senior notes	—	1,037,926
Principal repayments on borrowings	(2,459,837)	(3,123,571)
Payment of deferred financing costs	(11,536)	(13,281)
Proceeds from secured borrowings	—	95,000
Proceeds from common stock issuances	583,099	1,513,519
Payment of equity offering costs	(1,623)	(955)
Payment of dividends	(293,607)	(210,843)
Contributions from non-controlling interests	—	1,399
Distributions to non-controlling interests	(33,582)	(47,914)
Issuance of debt of consolidated VIEs	88,412	8,760
Repayment of debt of consolidated VIEs	(129,724)	(93,293)
Distributions of cash from consolidated VIEs	32,601	18,598
Net cash provided by financing activities	691,484	1,876,727
Net increase in cash and cash equivalents	12,798	358,255
Cash and cash equivalents, beginning of period	317,627	177,671
Effect of exchange rate changes on cash	(3,103)	908
Cash and cash equivalents, end of period	$327,322	$536,834
Supplemental disclosure of cash flow information:
Cash paid for interest	$110,208	$54,548
Income taxes paid	19,040	24,794
Supplemental disclosure of non-cash investing and financing activities:
Net assets distributed in spin-off of Starwood Waypoint Residential Trust	$1,008,377	$—
Dividends declared, but not yet paid	108,056	90,130
Consolidation of VIEs (VIE asset/liability additions)	27,094,681	15,033,274
Deconsolidation of VIEs (VIE asset/liability reductions)	8,502,882	584,804
Unsettled common stock repurchased	12,993	—
Fair value of assets acquired	—	1,152,360
Fair value of liabilities assumed	—	562,279
Unsettled trades and loans receivable	—	14,338
Interest only security received in connection with securitization	—	1,889

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of September 30, 2014

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

Our target assets may also include residential mortgage-backed securities (“RMBS”), certain residential mortgage loans, distressed or non-performing commercial loans, commercial properties subject to net leases and equity interests in commercial real estate. As market conditions change over time, we may adjust our strategy to take advantage of changes in interest rates and credit spreads as well as economic and credit conditions.

We have two reportable business segments as of September 30, 2014:

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

On April 19, 2013, we acquired the equity of LNR and certain of its subsidiaries for an initial agreed upon purchase price of approximately $859 million, which was reduced for transaction expenses and distributions occurring after September 30, 2012, resulting in cash consideration of approximately $730 million. Immediately prior to the acquisition, an affiliate of the Company acquired the remaining equity comprising LNR’s commercial property division for a purchase price of $194 million. The portion of the LNR business acquired by us includes the following: (i) servicing businesses in both the U.S. and Europe that manage and work out problem assets, (ii) an investment business that is focused on selectively acquiring and managing real estate finance investments, including unrated, investment grade and non-investment grade rated CMBS, including subordinated interests of securitization and resecuritization transactions, and high yielding real estate loans; and (iii) a mortgage loan business which originates conduit loans for the primary purpose of selling these loans into securitization transactions.

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

2. Summary of Significant Accounting Policies

Balance Sheet Presentation of LNR Variable Interest Entities

The acquisition of LNR substantially changed the presentation of our financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). As noted above, LNR operates an investment business that acquires unrated, investment grade and non-investment grade rated CMBS. These securities represent interests in securitization structures (commonly referred to as special purpose entities, or “SPEs”). These SPEs are structured as pass through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. Under GAAP, SPEs typically qualify as variable interest entities (“VIEs”). These are entities that, by design, either (1) lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full year.

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

Discontinued Operations

On January 31, 2014, we completed the spin-off of our former SFR segment to our stockholders as discussed in Note 1.  In accordance with Accounting Standards Codification (“ASC”) Topic 205, Presentation of Financial Statements, the results of the SFR segment are presented within discontinued operations in our condensed consolidated statements of operations for the nine months ended September 30, 2014 and the three and nine months ended September 30, 2013.

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

Reclassifications and Measurement Period Adjustments

As a result of the spin-off, the results from our SFR segment have been reclassified as discontinued operations in our condensed consolidated statements of operations for the nine months ended September 30, 2014 and the three and nine months ended September 30, 2013.  In addition, certain prior period amounts have been reclassified to conform to the current period presentation, which had no effect on our previously reported net income.  In that regard, we reclassified $449.1 million of proceeds from sales of loans held-for-sale by LNR to cash flows from operating activities in the condensed consolidated statement of cash flows for the nine months ended September 30, 2013 in order to conform to the current period presentation, which is also consistent with the presentation in our Form 10-K.  These proceeds were previously reported as a non-cash financing activity and reflected net against principal repayments on borrowings for the related repurchase agreements that were settled net with those proceeds.

The prior period financial statements included herein reflect the retrospective measurement period adjustment related to the LNR acquisition as described in Note 3 to the consolidated financial statements included in our Form 10-K.  Such adjustment reduced earnings from unconsolidated entities and net income by $2.4 million and $4.2 million in the three and nine months ended September 30, 2013, respectively.

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

On August 5, 2014, the FASB issued ASU 2014-13, Consolidation (Topic 810) - Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (“CFE”), which establishes a measurement alternative allowing qualifying entities to measure both the CFE’s financial assets and financial liabilities based on the fair value of the financial assets or financial liabilities, whichever is more observable.  The measurement alternative is available upon initial consolidation of the CFE or adoption of this ASU and can be applied on a CFE-by-CFE basis.  The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2015.  Early application is permitted.  We have elected to apply this measurement alternative to all of our existing consolidated CFEs.  Application of this ASU has no impact on the Company as it is consistent with our existing accounting practices.

3.  Acquisitions and Divestitures

SFR Spin-off

As described in Note 1, on January 31, 2014, we completed the spin-off of our former SFR segment to our stockholders.  The results of operations for the SFR segment are presented within discontinued operations in our condensed consolidated statements of operations for all periods presented. We have no continuing involvement with the SFR segment following the spin-off.  Subsequent to the spin-off, SWAY entered into a management agreement with an affiliate of our Manager. The following table presents the summarized consolidated results of discontinued operations for the SFR segment prior to the spin-off (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Total revenues	$—	$5,155	$3,876	$8,913
Total costs and expenses	—	14,048 (1)	6,369	27,543 (1)
Loss before other income and income taxes	—	(8,893)	(2,493)	(18,630)
Total other income	—	5,195	942	6,598
Loss before income taxes	—	(3,698)	(1,551)	(12,032)
Income tax benefit (provision)	—	—	—	(12)
Net loss	$—	$(3,698)	$(1,551)	$(12,044)

(1)                                 Costs and expenses for the three and nine months ended September 30, 2013 include allocated interest expense of $2.3 million and $3.6 million, respectively. Refer to Note 21 for discussion of our cost allocation method.

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

4. Loans

Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option. The following tables summarize our investments in mortgages and loans by subordination class as of September 30, 2014 and December 31, 2013 (amounts in thousands):

	Carrying Value	Face Amount	Weighted Average Coupon	Weighted Average Life (“WAL”) (years)(2)
September 30, 2014
First mortgages	$3,384,985	$3,445,226	5.6%	3.7
Subordinated mortgages(1)	386,865	418,221	8.5%	4.0
Mezzanine loans	1,432,994	1,429,777	10.6%	3.1
Total loans held-for-investment	5,204,844	5,293,224
Loans held-for-sale, fair value option elected	248,165	248,620	4.7%	9.8
Loans transferred as secured borrowings	142,516	142,681	5.3%	2.5
Total gross loans	5,595,525	5,684,525
Loan loss allowance (loans held-for-investment)	(5,917)	—
Total net loans	$5,589,608	$5,684,525

December 31, 2013
First mortgages	$2,714,512	$2,766,217	5.5%	4.3
Subordinated mortgages(1)	407,462	442,475	9.7%	4.2
Mezzanine loans	1,245,728	1,246,841	11.7%	3.5
Total loans held-for-investment	4,367,702	4,455,533
Loans held-for-sale, fair value option elected	206,672	209,099	5.3%	9.6
Loans transferred as secured borrowings	180,414	180,483	5.4%	2.9
Total gross loans	4,754,788	4,845,115
Loan loss allowance (loans held-for-investment)	(3,984)	—
Total net loans	$4,750,804	$4,845,115

(1)                                 Subordinated mortgages include B-notes and junior participations in first mortgages where we do not own the senior A-note or senior participation.  If we own both the A-note and B-note, we categorize the loan as a first mortgage loan.

(2)                                 Represents the WAL of each respective group of loans as of the respective balance sheet date. The WAL of each individual loan is calculated using amounts and timing of future principal payments, as projected at origination.

As of September 30, 2014, approximately $4.2 billion, or 74.5%, of all of our loans were variable rate and paid interest principally at LIBOR plus a weighted-average spread of 6.18%. The following table summarizes our investments in floating rate loans (amounts in thousands):

	September 30, 2014		December 31, 2013
Index	Base Rate	Carrying Value	Base Rate	Carrying Value
1 Month LIBOR USD	0.1565%	$129,608	0.1677%	$150,076
3 Month LIBOR GBP	0.5653%	385,448	0.5253%	392,950
3 Month LIBOR EUR	0.0571%	28,658	—	—
LIBOR floor	0.15% - 3.00% (1)	3,618,041	0.19% - 3.00% (1)	2,688,308
Total		$4,161,755		$3,231,334

(1)                                 The weighted-average LIBOR floor was 0.36% and 0.49% as of September 30, 2014 and December 31, 2013, respectively.

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

Rating	Characteristics
• Quality and stability of collateral cash flows—Occupancy is stabilized with a diverse tenant mix.
• Loan structure—LTV does not exceed 70% and unique property risks are mitigated by structural features.

3	• Sponsor capability and financial condition—Sponsor has historically met its credit obligations, routinely pays off loans at maturity, and has a capable management team.
• Loan collateral and performance relative to underwriting—Property performance is consistent with underwritten expectations.
• Quality and stability of collateral cash flows—Occupancy is stabilized, near stabilized, or is on track with underwriting.
• Loan structure—LTV does not exceed 80%.

4	• Sponsor capability and financial condition—Sponsor credit history includes missed payments, past due payment, and maturity extensions. Management team is capable but thin.

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
• Loan structure—LTV exceeds 90%.

As of September 30, 2014, the risk ratings for loans subject to our rating system, which excludes loans on the cost recovery method and loans for which the fair value option has been elected, by class of loan were as follows (amounts in thousands):

	Balance Sheet Classification
	Loans Held-For-Investment					Loans
Risk Rating Category	First Mortgages	Subordinated Mortgages	Mezzanine Loans	Cost Recovery Loans	Loans Held- For-Sale	Transferred As Secured Borrowings	Total	% of Total Loans
1	$—	$—	$—	$—	$—	$—	$—	—%
2	102,161	113,510	214,834	—	—	12,936	443,441	7.9%
3	3,138,864	241,107	1,102,588	—	—	129,580	4,612,139	82.5%
4	93,446	32,248	115,572	—	—	—	241,266	4.3%
5	45,965	—	—	—	—	—	45,965	0.8%
N/A	446	—	—	4,103	248,165	—	252,714	4.5%
	$3,380,882	$386,865	$1,432,994	$4,103	$248,165	$142,516	$5,595,525	100.0%

As of December 31, 2013, the risk ratings for loans subject to our rating system by class of loan were as follows (amounts in thousands):

	Balance Sheet Classification
	Loans Held-For-Investment					Loans
Risk Rating Category	First Mortgages	Subordinated Mortgages	Mezzanine Loans	Cost Recovery Loans	Loans Held- For-Sale	Transferred As Secured Borrowings	Total	% of Total Loans
1	$—	$—	$—	$—	$—	$—	$—	—%
2	94,981	103,369	153,119	—	—	13,022	364,491	7.7%
3	2,452,763	272,375	1,012,674	—	—	167,392	3,905,204	82.1%
4	153,987	31,718	79,935	—	—	—	265,640	5.6%
5	—	—	—	—	—	—	—	—%
N/A	—	—	—	12,781	206,672	—	219,453	4.6%
	$2,701,731	$407,462	$1,245,728	$12,781	$206,672	$180,414	$4,754,788	100.0%

After completing our impairment evaluation process, we concluded that no impairment charges were required on any individual loans held-for-investment as of September 30, 2014 or December 31, 2013. As of September 30, 2014, approximately $4.1 million of our loans held-for-investment were in default, all of which are within the LNR Segment and were acquired as non-performing loans prior to the April 19, 2013 acquisition.

In accordance with our policies, we record an allowance for loan losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4,” plus (ii) 5% of the aggregate carrying amount of loans rated as a “5.” The following table presents the activity in our allowance for loan losses (amounts in thousands):

	For the Nine Months Ended September 30,
	2014	2013
Allowance for loan losses at January 1	$3,984	$2,061
Provision for loan losses	1,933	1,915
Charge-offs	—	—
Recoveries	—	—
Allowance for loan losses at September 30	$5,917	$3,976
Recorded investment in loans related to the allowance for loan loss	$287,231	$265,068

The activity in our loan portfolio was as follows (amounts in thousands):

	For the Nine Months Ended September 30,
	2014	2013
Balance at January 1	$4,750,804	3,000,335
Acquisitions/originations/additional funding	3,283,546	2,770,895
Capitalized interest(1)	31,994	12,481
Basis of loans sold(2)	(1,505,764)	(1,221,396)
Loan maturities/principal repayments	(1,009,222)	(394,908)
Discount accretion/premium amortization	16,756	26,917
Changes in fair value	48,018	26,315
Unrealized foreign currency remeasurement gain (loss)	(21,088)	3,784
Capitalized costs written off	—	(1,517)
Change in loan loss allowance, net	(1,933)	(1,915)
Transfer to other assets	(3,503)	—
Balance at September 30	$5,589,608	$4,220,991

(1)         Represents accrued interest income on loans whose terms do not require current payment of interest.

(2)         See Note 10 for additional disclosure on these transactions.

5. Investment Securities

Investment securities were comprised of the following as of September 30, 2014 and December 31, 2013 (amounts in thousands):

	Carrying Value as of
	September 30, 2014	December 31, 2013
RMBS, available-for-sale	$216,319	$296,236
Single-borrower CMBS, available-for-sale	106,086	114,346
CMBS, fair value option (1)	697,733	550,282
Held-to-maturity (“HTM”) securities	371,467	368,318
Equity security, fair value option	15,471	15,247
Subtotal - Investment securities	1,407,076	1,344,429
VIE eliminations (1)	(512,774)	(409,322)
Total investment securities	$894,302	$935,107

(1)         Certain fair value option CMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.

Purchases, sales and principal collections for all investment securities were as follows (amounts in thousands):

Three Months ended	Available-for-sale		CMBS, fair	HTM	Equity
September 30, 2014	RMBS	CMBS	value option	Securities	Security	Total
Purchases	$—	$—	$13,777	$—	$—	$13,777
Sales	5,588	—	—	—	—	5,588
Principal collections	21,870	—	1	14	—	21,885

September 30, 2013
Purchases	$—	$1,889	$21,982	$—	$—	$23,871
Sales	—	206,972	—	—	—	206,972
Principal collections	14,124	2,546	—	—	—	16,670

Nine Months ended
September 30, 2014
Purchases	$—	$—	$67,230	$—	$—	$67,230
Sales	68,134	—	32,032	—	—	100,166
Principal collections	40,155	805	1	38	—	40,999

September 30, 2013
Purchases	$20,090	$1,889	$23,601	$37,174	$—	$82,754
Sales	12,713	413,323	10,072	—	6,769	442,877
Principal collections	46,762	10,031	—	—	—	56,793

RMBS and Single-borrower CMBS, Available-for-Sale

With the exception of one CMBS classified as HTM, the Company classified all of its RMBS and CMBS investments where the fair value option has not been elected as available-for-sale as of September 30, 2014 and December 31, 2013. These RMBS and CMBS are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (“AOCI”).

The tables below summarize various attributes of our investments in available-for-sale RMBS and single-borrower CMBS where the fair value option has not been elected as of September 30, 2014 and December 31, 2013 (amounts in thousands):

				Unrealized Gains or (Losses) Recognized in AOCI
	Purchase Amortized Cost	Credit OTTI	Recorded Amortized Cost	Non-Credit OTTI	Gross Unrealized Gains	Gross Unrealized Losses	Net Fair Value Adjustment	Fair Value
September 30, 2014
RMBS	$170,026	$(10,152)	$159,874	$(264)	$56,709	$—	$56,445	$216,319
Single-borrower CMBS	97,817	—	97,817	—	8,269	—	8,269	106,086
Total	$267,843	$(10,152)	$257,691	$(264)	$64,978	$—	$64,714	$322,405
December 31, 2013
RMBS	$253,912	$(11,134)	$242,778	$(55)	$55,154	$(1,641)	$53,458	$296,236
Single-borrower CMBS	100,687	—	100,687	—	13,659	—	13,659	114,346
Total	$354,599	$(11,134)	$343,465	$(55)	$68,813	$(1,641)	$67,117	$410,582

	Weighted Average Coupon(1)	Weighted Average Rating (Standard & Poor’s)		WAL (Years)(3)
September 30, 2014
RMBS	1.0%	B–		7.0
Single-borrower CMBS	11.6%	BB+	(2)	3.4
December 31, 2013
RMBS	1.0%	B–		6.8
Single-borrower CMBS	11.5%	BB+	(2)	5.9

(1)                                 Calculated using the September 30, 2014 and December 31, 2013 one-month LIBOR rate of 0.157% and 0.168%, respectively, for floating rate securities.

(2)                                 As of September 30, 2014 and December 31, 2013, approximately 99.4% and 98.8%, respectively, of the CMBS securities were rated BB+.

(3)                                 Represents the WAL of each respective group of securities as of the respective balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.

As of September 30, 2014, $0.5 million, or 0.5%, of the single-borrower CMBS were variable rate. As of December 31, 2013, $1.3 million, or 1.2%, of the single-borrower CMBS were variable rate. As of September 30, 2014, approximately $143.3 million, or 66.3%, of RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 0.44%. As of December 31, 2013, approximately $256.1 million, or 86.5%, of RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 0.37%. We purchased all of the RMBS at a discount that will be accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of these discounts.

The following table contains a reconciliation of aggregate principal balance to amortized cost for our RMBS and single-borrower CMBS as of September 30, 2014 and December 31, 2013, excluding CMBS where we have elected the fair value option (amounts in thousands):

	September 30, 2014		December 31, 2013
	RMBS	CMBS	RMBS	CMBS
Principal balance	$283,891	$97,817	$414,020	$100,687
Accretable yield	(93,849)	—	(101,046)	—
Non-accretable difference	(30,168)	—	(70,196)	—
Total discount	(124,017)	—	(171,242)	—
Amortized cost	$159,874	$97,817	$242,778	$100,687

The principal balance of credit deteriorated RMBS was $228.5 million and $320.4 million as of September 30, 2014 and December 31, 2013, respectively. Accretable yield related to these securities totaled $71.2 million and $78.3 million as of September 30, 2014 and December 31, 2013, respectively.

The following table discloses the changes to accretable yield and non-accretable difference for our RMBS and single-borrower CMBS during the three and nine months ended September 30, 2014, excluding CMBS where we have elected the fair value option (amounts in thousands):

	Accretable Yield		Non-Accretable Difference
	RMBS	CMBS	RMBS	CMBS
Three Months ended September 30, 2014
Balance as of July 1, 2014	$90,876	$—	$38,642	$—
Accretion of discount	(4,015)	—	—	—
Principal write-downs	—	—	(633)	—
Purchases	—	—	—	—
Sales	(853)	—	—	—
OTTI	—	—	—	—
Transfer to/from non-accretable difference	7,841	—	(7,841)	—
Balance as of September 30, 2014	$93,849	$—	$30,168	$—
Nine Months ended September 30, 2014
Balance as of January 1, 2014	$101,046	$—	$70,196	$—
Accretion of discount	(13,902)	—	—	—
Principal write-downs	—	—	(1,508)	—
Purchases	—	—	—	—
Sales	(13,091)	—	(18,937)	—
OTTI	213	—	—	—
Transfer to/from non-accretable difference	19,583	—	(19,583)	—
Balance as of September 30, 2014	$93,849	$—	$30,168	$—

Subject to certain limitations on durations, we have allocated an amount to invest in RMBS that cannot exceed 10% of our total assets excluding LNR VIEs. We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.4 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively, and $1.5 million and $1.7 million for the nine months ended September 30, 2014 and 2013, respectively, which has been recorded as management fees in the accompanying condensed consolidated statements of operations.

The following table presents the gross unrealized losses and estimated fair value of the available-for-sale securities (i) where we have not elected the fair value option, (ii) that were in an unrealized loss position as of September 30, 2014 and December 31, 2013, and (iii) for which OTTIs (full or partial) have not been recognized in earnings (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
As of September 30, 2014
RMBS	$—	$—	$—	$—
Single-borrower CMBS	—	—	—	—
Total	$—	$—	$—	$—
As of December 31, 2013
RMBS	$26,344	$1,809	$(1,444)	$(252)
Single-borrower CMBS	—	—	—	—
Total	$26,344	$1,809	$(1,444)	$(252)

CMBS, Fair Value Option

As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for LNR’s CMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of September 30, 2014, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, before consolidation of securitization VIEs, was $697.7 million and $3.9 billion, respectively. These balances represent our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value ($512.8 million at September 30, 2014) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option CMBS. During the three and nine months ended September 30, 2014, we purchased $43.4 million and $195.2 million of CMBS, respectively, for which we elected the fair value option. Due to our consolidation of securitization VIEs, $29.7 million and $128.0 million, respectively, of these amounts are reflected as repayment of debt of consolidated VIEs in our condensed consolidated statement of cash flows.

As of September 30, 2014 and December 31, 2013, none of our CMBS where we have elected the fair value option were variable rate. The table below summarizes various attributes of our investment in fair value option CMBS as of September 30, 2014 and December 31, 2013 (amounts in thousands):

	Weighted Average Coupon	Weighted Average Rating		WAL (Years)(1)
September 30, 2014
CMBS, fair value option	4.8%	CCC	(2)	5.7
December 31, 2013
CMBS, fair value option	5.4%	CC	(2)	4.4

(1)                                 The WAL of each security is calculated based on the period of time over which we expect to receive principal cash flows. Expected principal cash flows are based on contractual payments net of expected losses.

(2)                                 As of September 30, 2014 and December 31, 2013, excludes $39.2 million and $55.5 million, respectively, in fair value option CMBS that are not rated.

HTM Securities

The table below summarizes various attributes of our investments in HTM securities as of September 30, 2014 and December 31, 2013 (amounts in thousands):

	Net Carrying Amount (Amortized Cost)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
September 30, 2014
Preferred interests	$287,327	$273	$—	$287,600
CMBS	84,140	—	(40)	84,100
Total	$371,467	$273	$(40)	$371,700
December 31, 2013
Preferred interests	$284,087	$135	$—	$284,222
CMBS	84,231	—	—	84,231
Total	$368,318	$135	$—	$368,453

During 2013, we originated two preferred equity interests of $246.1 million and $37.2 million, respectively, in limited liability companies that own commercial real estate. These preferred equity interests mature in December 2018 and April 2015, respectively.  During 2013, we also purchased a CMBS security with a face value and purchase price of $84.1 million, which we expect to hold to maturity. The stated maturity of this security is November 2016.

Equity Security, Fair Value Option

During 2012, we acquired 9,140,000 ordinary shares from a related-party (approximately a 4% interest) in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. We have elected to report the investment using the fair value option because the shares are listed on an exchange, which allows us to determine the fair value using a quoted price from an active market, and also due to potential lags in reporting resulting from differences in the respective regulatory requirements. The fair value of the investment remeasured in U.S. dollars (“USD”) was $15.5 million and $15.2 million as of September 30, 2014 and December 31, 2013, respectively.

6. Investment in Unconsolidated Entities

The below table summarizes our investments in unconsolidated entities as of September 30, 2014 and December 31, 2013 (dollar amounts in thousands):

	Participation /	Carrying value as of		Carrying value over (under) equity in net assets as of
	Ownership %(1)	September 30, 2014	December 31, 2013	September 30, 2014(2)
Equity method:
Investor entity which owns equity in two real estate services providers	50%	$20,423	$19,371	$—
Small balance bridge loan financing venture	50%	26,931	26,121	—
European investment fund	50%	4,569	23,779	(2,883)
Mezzanine loan venture	49%	23,335	23,676	—
Bridge loan venture	various	10,282	14,163	—
Various	25% - 50%	5,185	4,371	—
		90,725	111,481	$(2,883)
Cost method:
Investment funds which own equity in a loan servicer and other real estate assets	4% - 6%	9,225	8,014
Various	2% - 10%	10,619	3,459
		19,844	11,473
		$110,569	$122,954

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

In October 2014, we committed $150 million for a 33% equity interest in SCG Core-Plus Retail Fund, L.P., a newly formed partnership established by an affiliate of our Manager for the purpose of acquiring and operating four regional shopping malls. Refer to Note 22 for further discussion.

7. Goodwill and Intangible Assets

Goodwill

Goodwill at September 30, 2014 and December 31, 2013 represents the excess of consideration transferred over the fair value of net assets of LNR acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes an international network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets.

Servicing Rights Intangibles

In connection with the LNR acquisition, we identified domestic and European servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. All of our servicing fees are specified by these Pooling and Servicing Agreements. At September 30, 2014 and December 31, 2013, the balance of the domestic servicing intangible was net of $57.7 million and $80.6 million, respectively, that was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of September 30, 2014 and December 31, 2013, the domestic servicing intangible had a balance of $188.1 million and $230.7 million, respectively, which represents our economic interest in this asset.

The table below presents information about our GAAP servicing intangibles for the nine months ended September 30, 2014 and 2013 (in thousands):

	2014	2013
Domestic servicing rights, at fair value
Fair value at January 1	$150,149	$—
Acquisition of LNR	—	156,993
Changes in fair value due to changes in inputs and assumptions	(18,671)	1,030
Other	(1,058)	—
Fair value at September 30	130,420	158,023
European servicing rights
Net carrying amount at January 1 (fair value of $29.3 million)	27,024	—
Acquisition of LNR	—	32,649
Foreign exchange (loss) gain	(190)	1,825
Amortization and OTTI	(11,464)	(4,765)
Net carrying value at September 30 (fair value of $15.9 million and $31.4 million)	15,370	29,709
Total servicing rights at September 30	$145,790	$187,732

8. Secured Financing Agreements

The following table is a summary of our secured financing agreements in place as of September 30, 2014 and December 31, 2013 (dollars in thousands):

				Pledged
				Asset	Maximum		Carrying Value at
	Current	Extended		Carrying	Facility		September 30,		December 31,
	Maturity	Maturity(a)	Pricing	Value	Size		2014		2013
Lender 1 Repo 1	(b)	(b)	LIBOR + 1.85% to 5.25%	$1,140,557	$1,000,000	(c)	$686,995		$449,323
Lender 1 Repo 2	(d)	N/A	LIBOR + 1.90%	214,803	145,000		130,367		127,943
Lender 1 Repo 3	Dec 2014	Dec 2016	LIBOR + 2.75%	161,693	120,021		120,021		154,133
Lender 2 Repo 1	Oct 2015	Oct 2018	LIBOR + 1.75% to 2.75%	328,615	325,000		222,802		100,886
Lender 3 Repo 1	May 2017	May 2019	LIBOR + 2.85%	180,570	126,733		126,733		50,871
Conduit Repo 1	Sep 2015	Sep 2016	LIBOR + 1.90%	219,928	250,000		165,098		129,843
Conduit Repo 2	Nov 2014(e)	Nov 2014(e)	LIBOR + 2.10%	5,444	150,000		4,125		—
Lender 4 Repo 1	Oct 2015	Oct 2017	LIBOR + 2.60%	433,216	340,473		340,473		347,697
Lender 5 Repo 1	Dec 2014(f)	Dec 2014(f)	LIBOR + 2.00%	84,140	58,467		58,467		58,467
Lender 6 Repo 1	Aug 2017	Aug 2018	LIBOR + 2.75%	79,493	250,000		64,000		—
Borrowing Base	Sep 2015	Sep 2017	LIBOR + 3.25% (g)	809,747	285,000	(h)	124,504		169,104
Term Loan	Apr 2020	Apr 2020	LIBOR + 2.75% (g)	2,985,124	666,731		664,523	(i)	669,293	(i)
				$6,643,330	$3,717,425		$2,708,108		$2,257,560

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

(c)                                   In October 2014, we amended the Lender 1 Repo 1 facility to upsize available borrowings from $1.0 billion to $1.25 billion.

(d)                                  The date that is 180 days after the buyer delivers notice to seller, subject to a maximum date of March 13, 2015.

(e)                                   In October 2014, we amended the Conduit Repo 2 facility to extend the maturity date to November 2016 assuming the exercise of a one-year extension.

(f)                                    In October 2014, we amended the Lender 5 Repo1 facility to extend the maturity date to December 2015.

(g)                                   Subject to borrower’s option to choose alternative benchmark based rates pursuant to the terms of the credit agreement. The Term Loan is also subject to a 75 basis point floor.

(h)                                  Maximum borrowings under this facility were temporarily increased from $250.0 million to $285.0 million. This increase expired on October 17, 2014.

(i)                                     Term loan outstanding balance is net of $2.2 million and $2.5 million of unamortized discount as of September 30, 2014 and December 31, 2013.

In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

In January 2014, we amended the Lender 1 Repo 1 facility to (i) upsize available borrowings to $1.0 billion from $550 million; (ii) extend the maturity date for loan collateral to January 2019 and for CMBS collateral to January 2016, each from August 2014, and each assuming initial extension options; (iii) allow for up to four additional one-year extension options with respect to any loan collateral that remains financed at maturity, in an effort to match the term of the maturity dates of these assets; (iv) reduce pricing and debt-yield thresholds for purchased assets; and (v) amend certain financial covenants to contemplate the spin-off of the SFR segment.  STWD guarantees certain of the obligations of the consolidated subsidiary, which is the borrower under the repurchase agreement, up to a maximum liability of either 25% or 100% of the then-currently outstanding repurchase price of purchased assets, depending upon the type of asset being financed.  In October 2014, we again amended this facility to upsize available borrowings to $1.25 billion.  Refer to Note 22 for further discussion.

In May 2014, we amended our Lender 3 Repo 1 facility to (i) increase additional borrowings by $42.7 million; (ii) extend the maturity date for loan collateral to May 2019, assuming the exercise of two one-year extension options; (iii) reduce pricing for all purchased assets; and (iv) increase advance rates for certain purchased assets.

In July 2014, we amended the Lender 2 Repo 1 facility to upsize available borrowings from $225 million to $325 million and reduce pricing.

In July 2014, we amended the Lender 1 Repo 2 facility to reduce available borrowings from $175 million to $145 million.  Term and pricing were unchanged.

In August 2014, we executed a $250 million repurchase facility (“Lender 6 Repo 1”) with a new lender.  The facility has a three year term with a one year extension available at the option of the lender.  The facility carries an annual interest rate of LIBOR + 2.75% and eligible collateral includes identified commercial mortgage loans and other asset types at the discretion of the lender.

In September 2014, we amended the Conduit Repo 1 facility to extend the maturity date to September 2016, assuming the exercise of a one-year extension option, and reduce pricing.

In October 2014, we amended the Conduit Repo 2 facility to extend the maturity date.  Refer to Note 22 for further discussion.

In October 2014, we amended the Lender 5 Repo1 facility to extend the maturity date to December 2015 and reduce pricing.

Our secured financing agreements contain certain financial tests and covenants. As of September 30, 2014, we were in compliance with all such covenants.

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

2014 (remainder of)	$231,992
2015	158,518
2016	174,244
2017	672,144
2018	276,124
Thereafter(1)	1,197,294
Total	$2,710,316

(1)                                 Principal paydown of the Term Loan through 2020 excludes $2.2 million of discount amortization.

Secured financing maturities for the remainder of 2014 primarily relate to $165.1 million on the Conduit Repo 1 facility and $58.5 million on the Lender 5 Repo 1 facility.

As of September 30, 2014 and December 31, 2013, we had approximately $25.7 million and $22.5 million, respectively, of deferred financing costs from secured financing agreements, net of amortization, which is included in other assets on our condensed consolidated balance sheets. For the three and nine months ended September 30, 2014, approximately $2.9 million, and $8.2 million, respectively, of amortization was included in interest expense on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2013, approximately $2.1 million, and $7.0 million, respectively, of amortization was included in interest expense on our condensed consolidated statements of operations.

9. Convertible Senior Notes

On February 15, 2013, we issued $600.0 million of 4.55% Convertible Senior Notes due 2018 (the “2018 Notes”). On July 3, 2013, we issued $460.0 million of 4.00% Convertible Senior Notes due 2019 (the “2019 Notes”). The following summarizes the unsecured Convertible Senior Notes (collectively, the “Convertible Notes”) outstanding as of September 30, 2014 (amounts in thousands, except rates):

	Principal Amount	Coupon Rate	Effective Rate(1)	Conversion Rate(2)	Maturity Date	Remaining Period of Amortization
2018 Notes	$599,981	4.55%	6.08%	44.8925	3/1/2018	3.4 years
2019 Notes	$459,997	4.00%	5.37%	47.7746	1/15/2019	4.3 years

	As of September 30, 2014	As of December 31, 2013
Total principal	$1,059,978	$1,060,000
Net unamortized discount	(53,051)	(62,149)
Carrying amount of debt components	$1,006,927	$997,851
Carrying amount of conversion option equity components recorded in additional paid-in capital	$48,502	$48,502

(1)         Effective rate includes the effects of underwriter purchase discount and the adjustment for the conversion option, the value of which reduced the initial liability and was recorded in additional paid-in-capital.

(2)         The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of Convertible Notes converted, as adjusted in accordance with the applicable indentures as a result of the spin-off of the SFR segment and cash dividend payments. The if-converted value of the 2019 Notes exceeded their principal amount by $22.6 million at September 30, 2014 since the closing market price of $21.96 per share exceeded the implicit conversion price of $20.93 per share for the 2019 Notes.  The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash.  As a result, conversion of this principal amount, totaling 47.9 million and 48.0 million shares for the three and nine months ended September 30, 2014, respectively, was not included in the computation of diluted earnings per share (“EPS”).  However, the conversion spread value, representing 1.0 million and 0.9 million shares for the three and nine months ended September 30, 2014, respectively, was included in the computation of diluted EPS.  The if-converted value of the 2018 Notes was less than their principal amount by $8.6 million at September 30, 2014 since the closing market price of the Company’s common stock of $21.96 per share was less than the implicit conversion price of $22.28 per share. As a result, no dilution related to the 2018 Notes was included in the computation of diluted EPS for the three and nine months ended September 30, 2014.  Refer to Note 16 for further discussion.

As of September 30, 2014 and December 31, 2013, we had approximately $1.4 million and $1.6 million, respectively, of deferred financing costs from our Convertible Notes, net of amortization, which is included in other assets on our condensed consolidated balance sheets.

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

October 2014 Convertible Senior Notes

On October 8, 2014, we issued $431.3 million of 3.75% Convertible Senior Notes due 2017.  Refer to Note 22 for further discussion.

10. Loan Securitization/Sale Activities

As described below, we regularly sell loans and notes under various strategies. We evaluate such sales as to whether they meet the criteria for treatment as a sale—legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint, and transfer of control.

Within LNR, we originate commercial mortgage loans with the intent to sell these mortgage loans to SPEs for the purposes of securitization. These SPEs then issue CMBS that are collateralized in part by these assets, as well as other assets transferred to the SPE. In certain instances, we retain a subordinated interest in the SPE and serve as special servicer for the SPE. During the three and nine months ended September 30, 2014, we sold $482.1 million and $1.1 billion, respectively, par value of loans held-for-sale from our conduit platform for their fair values of $498.8 million and $1.2 billion, respectively. During the three and nine months ended September 30, 2014, the sale proceeds were used in part to repay $361.5 million and $839.6 million, respectively, of the outstanding balance of the repurchase agreements associated with these loans.

Within the Lending Segment (refer to Note 21), we originate or acquire loans and then subsequently sell a portion, which can be in various forms including first mortgages, A-Notes, senior participations and mezzanine loans. Typically, our motivation for entering into these transactions is to effectively create leverage on the subordinated position that we will retain and hold for investment. In certain instances, we continue to service the loan following its sale. The following table summarizes our loans sold and loans transferred as secured borrowings by the Lending Segment net of expenses (in thousands):

	Loan Transfers Accounted for as Sales		Loan Transfers Accounted for as Secured Borrowings
	Face Amount	Proceeds	Face Amount	Proceeds
For the three months ended September 30,
2014	$142,896	$138,958	$—	$—
2013	271,553	272,131	—	—
For the nine months ended September 30,
2014	$347,755	$341,472	$—	$—
2013	368,933	369,621	95,000	95,000

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

In connection with our repurchase agreements, we have entered into seven outstanding interest rate swaps that have been designated as cash flow hedges of the interest rate risk associated with forecasted interest payments. As of September 30, 2014, the aggregate notional amount of our interest rate swaps designated as cash flow hedges of interest rate risk totaled $132.6 million. Under these agreements, we will pay fixed monthly coupons at fixed rates ranging from 0.56% to 2.23% of the notional amount to the counterparty and receive floating rate LIBOR. Our interest rate swaps designated as cash flow hedges of interest rate risk have maturities ranging from November 2015 to May 2021.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2014 and 2013, we did not recognize any hedge ineffectiveness in earnings.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the associated variable-rate debt. Over the next twelve months, we estimate that an additional $0.8 million will be reclassified as an increase to interest expense. We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of 80 months.

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

As of September 30, 2014, we had 60 foreign exchange forward derivatives to sell pounds sterling (“GBP”) with a total notional amount of £219.7 million, 30 foreign exchange forward derivatives to sell Euros (“EUR”) with a total notional amount of €109.6 million, 2 foreign exchange forward derivatives to sell Swedish Krona (“SEK”) with a total notional of SEK 23.0 million, 1 foreign exchange forward derivative to sell Norwegian Krone (“NOK”) with a notional of NOK 1.3 million and 1 foreign exchange forward to sell Danish Krone (“DKK”) with a notional of DKK 3.2 million that were not designated as hedges in qualifying hedging relationships.  As of September 30, 2014, there were 48 interest rate swaps where the Company is paying fixed rates, with maturities ranging from 2 to 10 years and a total notional amount of $286.5 million, 3 interest rate swaps where the Company is receiving fixed rates with maturities ranging from 0 to 3 years and a total notional of $17.4 million and 7 credit index instruments with a total notional amount of $35.0 million.  The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013 (amounts in thousands):

	Fair Value of Derivatives in an Asset Position(1) As of		Fair Value of Derivatives in a Liability Position(2) As of
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate swaps	$198	$125	$242	$729
Total derivatives designated as hedging instruments	198	125	242	729
Derivatives not designated as hedging instruments:
Interest rate swaps	2,213	5,102	849	983
Foreign exchange contracts	10,005	269	4,371	22,480
Credit index instruments	938	2,273	—	—
Total derivatives not designated as hedging instruments	13,156	7,644	5,220	23,463
Total derivatives	$13,354	$7,769	$5,462	$24,192

(1)                                 Classified as derivative assets in our condensed consolidated balance sheets.

(2)                                 Classified as derivative liabilities in our condensed consolidated balance sheets.

The tables below present the effect of our derivative financial instruments on the condensed consolidated statements of operations and of comprehensive income for the three and nine months ended September 30, 2014 and 2013:

Derivatives Designated as Hedging Instruments For the Three Months Ended September 30,	Gain (Loss) Recognized in OCI (effective portion)	(Loss) Reclassified from AOCI into Income (effective portion)	(Loss) Gain Recognized in Income (ineffective portion)	Location of (Loss) Recognized in Income
2014	$186	$(344)	$—	Interest expense
2013	$(594)	$(397)	$—	Interest expense

Derivatives Designated as Hedging Instruments For the Nine Months Ended September 30,
2014	$(522)	$(1,081)	$—	Interest expense
2013	$332	$(1,251)	$—	Interest expense

Derivatives Not Designated as	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income for the Three Months Ended September 30,		Amount of Gain (Loss) Recognized in Income for the Nine Months Ended September 30,
Hedging Instruments	Recognized in Income	2014	2013	2014	2013
Interest rate swaps	Gain (loss) on derivative financial instruments	$1,054	$(4,261)	$(5,639)	$2,752
Foreign exchange contracts	Gain (loss) on derivative financial instruments	28,123	(17,459)	18,293	(2,692)
Credit index instruments	Gain (loss) on derivative financial instruments	98	(731)	(1,035)	(125)
		$29,275	$(22,451)	$11,619	$(65)

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

As of September 30, 2014, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $0.3 million. As of September 30, 2014, we had posted collateral of $20.6 million related to these agreements. If we had breached any of these provisions at September 30, 2014, we could have been required to settle our obligations under the agreements at their termination liability value of $0.3 million.

12. Offsetting Assets and Liabilities

The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

		(ii)	(iii) = (i) - (ii)	(iv) Gross Amounts Not Offset in the Statement of Financial Position
	(i) Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received / Pledged	(v) = (iii) - (iv) Net Amount
As of September 30, 2014
Derivative assets	$13,354	$—	$13,354	$4,832	$4,683	$3,839
Derivative liabilities	$5,462	$—	$5,462	$4,832	$630	$—
Repurchase agreements	1,919,081	—	1,919,081	1,919,081	—	—
	$1,924,543	$—	$1,924,543	$1,923,913	$630	$—
As of December 31, 2013
Derivative assets	$7,769	$—	$7,769	$692	$1,916	$5,161
Derivative liabilities	$24,192	$—	$24,192	$692	$7,150	$16,350
Repurchase agreements	1,419,163	—	1,419,163	1,419,163	—	—
	$1,443,355	$—	$1,443,355	$1,419,855	$7,150	$16,350

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

As of September 30, 2014, one of our collateralized debt obligation (“CDO”) structures was in default, which pursuant to the underlying indentures, changes the rights of the variable interest holders. Upon default of a CDO, the trustee or senior note holders are allowed to exercise certain rights, including liquidation of the collateral, which at that time, is the activity which would most significantly impact the CDO’s economic performance. Further, when the CDO is in default, the collateral administrator no longer has the option to purchase securities from the CDO. In cases where the CDO is in default and we do not have the ability to exercise rights which would most significantly impact the CDO’s economic performance, we do not consolidate the VIE. As of September 30, 2014, this CDO structure was not consolidated.  During the three months ended March 31, 2014, one of our CDOs, which was previously in default as of December 31, 2013, ceased to be in default.  This event triggered the initial consolidation of the CDO and its underlying assets during the three months ended March 31, 2014.

As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization SPEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of September 30, 2014, our maximum risk of loss related to VIEs in which we were not the primary beneficiary was $185.0 million on a fair value basis.

As of September 30, 2014, the securitization SPEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances of $60.4 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.

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

Base Management Fee.  For the three months ended September 30, 2014 and 2013, approximately $13.8 million and $13.5 million, respectively, was incurred for base management fees. For the nine months ended September 30, 2014 and 2013, approximately $40.7 million and $35.9 million, respectively, was incurred for base management fees. As of September 30, 2014 and December 31, 2013, there were $13.8 million and $0, respectively, of unpaid base management fees included in related-party payable in our condensed consolidated balance sheets.

Incentive Fee.  For the three months ended September 30, 2014 and 2013, approximately $4.3 million and $4.8 million, respectively, was incurred for incentive fees. For the nine months ended September 30, 2014 and 2013, approximately $15.5 million and $4.8 million, respectively, was incurred for incentive fees.  As of September 30, 2014 and December 31, 2013, approximately $4.3 million and $6.8 million, respectively, of unpaid incentive fees were included in related-party payable in our condensed consolidated balance sheets.

Expense Reimbursement.  For the three months ended September 30, 2014 and 2013, approximately $1.7 million and $1.8 million, respectively, was incurred for executive compensation and other reimbursable expenses. For the nine months ended September 30, 2014 and 2013, approximately $5.7 million and $6.3 million, respectively, was incurred for executive compensation and other reimbursable expenses. As of September 30, 2014 and December 31, 2013, approximately $2.1 million and $4.4 million, respectively, of unpaid reimbursable executive compensation and other expenses were included in related-party payable in our condensed consolidated balance sheets.

Manager Equity Plan

In January 2014, we granted 2,489,281 restricted stock units to our Manager under the Starwood Property Trust, Inc. Manager Equity Plan (“Manager Equity Plan”).  In connection with these grants and prior similar grants, we recognized share-based compensation expense of $6.3 million and $3.9 million within management fees in our condensed consolidated statements of operations for the three months ended September 30, 2014 and 2013, respectively.  In the nine months ended September 30, 2014 and 2013, we recognized $19.8 million and $12.4 million, respectively, related to these awards. Refer to Note 15 herein for further discussion of these grants.

Investments in Loans

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

In July 2014, we announced the co-origination of a £101.75 million first mortgage loan for the development of a 46-story residential tower and 18-story housing development containing a total of 366 private residential and affordable housing units located in London.  We will originate £86.75 million of the loan, and private funds managed by an affiliate of our Manager will provide £15.0 million.

In July 2014, we co-originated a €99.0 million mortgage loan for the refinancing and refurbishment of a 239 key, full service hotel located in Amsterdam, Netherlands with SEREF and other private funds, both affiliates of our Manager. We originated €58.0 million of the loan, SEREF provided €25.0 million and the private funds provided €16.0 million.

LNR Related-Party Arrangement

In connection with the LNR acquisition, we were required to cash collateralize certain obligations of LNR, including letters of credit and performance obligations. Fund IX funded $6.2 million of this obligation, but the account is within our name and is thus reflected within our restricted cash balance. We have recognized a corresponding payable to Fund IX of $4.4 million and $6.2 million within related-party payable in our condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013, respectively.

Investment in Unconsolidated Entity

In October 2014, we committed $150 million for a 33% equity interest in SCG Core-Plus Retail Fund, L.P. (the “Fund”), of which $132 million was funded on October 14, 2014.  The Fund is a newly formed partnership established for the purpose of acquiring and operating four leading regional shopping malls located in Florida, Michigan, North Carolina and Virginia.  All leasing services and asset management functions for the newly acquired properties will be conducted by an affiliate of our Manager which specializes in redeveloping, managing and repositioning retail real estate assets.  In addition, another affiliate of our Manager will serve as general partner of the Fund.  In consideration for its services, the general partner will earn incentive distributions that are payable once we, along with the other limited partners, receive 100% of our capital and a preferred return of 8%.

15. Stockholders’ Equity

During the nine months ended September 30, 2014 we declared the following dividends:

Record Date	Declare Date	Pay Date	Amount	Frequency
9/30/14	8/6/14	10/15/14	$0.48	Quarterly
6/30/14	5/6/14	7/15/14	$0.48	Quarterly
3/31/14	2/24/14	4/15/14	$0.48	Quarterly

On April 11, 2014, we issued 22.0 million shares of common stock for gross proceeds of $491.0 million.  In connection with this offering, the underwriters had a 30-day option to purchase an additional 3.3 million shares of common stock, which they exercised in full, resulting in additional gross proceeds of $73.7 million.

On May 15, 2014, we established the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) which provides stockholders with a means of purchasing additional shares of our common stock by reinvesting the cash dividends paid on our common stock and by making additional optional cash purchases.  Shares of our common stock purchased under the DRIP Plan will either be issued directly by the Company or purchased in the open market by the plan administrator.  The Company may issue up to 11 million shares of common stock under the DRIP Plan.   During the nine months ended September 30, 2014, shares issued under the DRIP Plan were not material.

On May 27, 2014, we entered into an amended and restated At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell shares of the Company’s common stock of up to $500 million from time to time, through an “at the market” equity offering program. Sales of shares under the ATM Agreement will be made by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices.  During the nine months ended September 30, 2014, we issued 759 thousand shares under the ATM Agreement for gross proceeds of $18.3 million. There were no shares issued under the ATM agreement during the three months ended September 30, 2014.

On September 26, 2014, our board of directors authorized and announced the repurchase of up to $250 million of our outstanding common stock over a period of one year. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are discretionary and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. During the three months ended September 30, 2014, we repurchased 587,900 shares of common stock for a total cost of $13.0 million under the program.

Equity Incentive Plans

The Company currently maintains the Manager Equity Plan, the Starwood Property Trust, Inc. Equity Plan (the “Equity Plan”), and the Starwood Property Trust, Inc. Non-Executive Director Stock Plan (“Non-Executive Director Stock Plan”).  Refer to Note 17 to the consolidated financial statements included in our Form 10-K for further information regarding these plans.

On January 2, 2014, the Company granted 2,000,000 restricted stock units to our Manager under the Manager Equity Plan. These awards vest ratably on a quarterly basis over a three-year period beginning on March 31, 2014 and had a grant date fair value of $55.4 million.  On January 31, 2014, in connection with the spin-off of the SFR segment, the Company granted our Manager 489,281 restricted stock units of the Company in consideration of the Manager’s unvested restricted stock units. As part of the spin-off, all holders of the Company’s common stock and vested restricted common stock received one SWAY common share for every five shares of the Company’s common stock.  At the time of the spin-off, the Manager held certain unvested restricted stock units that were not entitled to any SWAY shares.  Under the legal documentation governing the outstanding restricted stock units, the Manager was entitled to receive additional restricted stock units in an amount equal to the number of such outstanding restricted stock units times the amount received in the spin-off by a holder of a share of STWD common stock (i.e., the price per share of a SWAY common share divided by five) divided by the fair market value of a share of STWD common stock on the date of the spin-off.  Such make-whole issuance resulted in the Manager receiving 489,281 additional restricted stock units.  In order to prevent dilution of the rights of our equity plan participants resulting from this make-whole issuance, the Equity Plan and Manager Equity Plan provide for, and, on August 12, 2014, our board of directors authorized, an increase of 489,281 shares to the maximum number of shares available for issuance under the Equity Plan and Manager Equity Plan.

As of September 30, 2014, there were 3.9 million shares available for future grants under the Manager Equity Plan, the Equity Plan and the Non-Executive Director Stock Plan.

Schedule of Non-Vested Shares and Share Equivalents

	Non-Executive Director Stock Plan	Equity Plan	Manager Equity Plan	Total	Weighted Average Grant Date Fair Value (per share)
Balance as of January 1, 2014	11,228	22,502	510,415	544,145	$22.88
Granted	3,852	162,458	2,489,281	2,655,591	27.94
Vested	(11,228)	(59,557)	(858,834)	(929,619)	26.64
Forfeited	—	—	—	—	—
Balance as of September 30, 2014	3,852	125,403	2,140,862	2,270,117	$27.25

16. Earnings per Share

We present both basic and diluted EPS amounts in our financial statements.  Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from (i) our share-based compensation, consisting of unvested restricted stock units and awards, (ii) contingently issuable shares to our Manager; and (iii) the “in-the-money” conversion options associated with our outstanding Convertible Notes (see further discussion below). Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

The Company’s unvested restricted stock units and awards contain rights to receive non-forfeitable dividends and thus are participating securities.  Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities.  For the three and nine months ended September 30, 2014 and 2013, the two-class method resulted in the most dilutive EPS calculation.

The following table provides a reconciliation of net income from continuing operations and the number of shares of common stock used in the computations of basic EPS and diluted EPS (in thousands, except per share amounts):

	For the Three Month Ended September 30,		For the Nine Month Ended September 30,
	2014	2013	2014	2013
Basic Earnings
Continuing Operations:
Income from continuing operations attributable to STWD common stockholders	$165,044	$91,058	$405,064	$222,101
Less: Income attributable to unvested shares	(1,742)	(310)	(4,898)	(1,133)
Basic — Income from continuing operations	$163,302	$90,748	$400,166	$220,968

Discontinued Operations:
Loss from discontinued operations	$—	$(3,698)	$(1,551)	$(12,044)
Basic — Net income attributable to STWD common stockholders after allocation to participating securities	$163,302	$87,050	$398,615	$208,924

Diluted Earnings
Continuing Operations:
Basic — Income from continuing operations attributable to STWD common stockholders	$165,044	$91,058	$405,064	$222,101
Less: Income attributable to unvested shares	(1,742)	(310)	(4,898)	(1,133)
Add: Undistributed earnings to unvested shares	653	—	1,187	—
Less: Undistributed earnings reallocated to unvested shares	(650)	—	(1,182)	—
Diluted — Income from continuing operations	$163,305	$90,748	$400,171	$220,968

Discontinued Operations:
Basic — Loss from discontinued operations	$—	$(3,698)	$(1,551)	$(12,044)
Diluted — Net income attributable to STWD common stockholders after allocation to participating securities	$163,305	$87,050	$398,620	$208,924

Number of Shares:
Basic — Average shares outstanding	222,481	171,520	212,351	156,615
Effect of dilutive securities — Convertible Notes	966	—	932	—
Effect of dilutive securities — Contingently Issuable Shares	96	—	96	—
Diluted — Average shares outstanding	223,543	171,520	213,379	156,615

Earnings Per Share Attributable to STWD Common Stockholders:
Basic:
Income from continuing operations	$0.73	$0.53	$1.89	$1.41
Loss from discontinued operations	—	(0.02)	(0.01)	(0.08)
Net income	$0.73	$0.51	$1.88	$1.33

Diluted:
Income from continuing operations	$0.73	$0.53	$1.88	$1.41
Loss from discontinued operations	—	(0.02)	(0.01)	(0.08)
Net income	$0.73	$0.51	$1.87	$1.33

As of September 30, 2014 and 2013, unvested restricted shares of 2.3 million and 0.7 million, respectively, were excluded from the computation of diluted EPS as their effect was determined to be anti-dilutive.

Also as of September 30, 2014, there were 48.9 million potential shares of common stock contingently issuable upon the conversion of the Convertible Notes.  The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash.  As a result, this principal amount, representing 47.9 million and 48.0 million shares for the three and nine months ended September 30, 2014, respectively, was not included in the computation of diluted EPS.  However, as discussed in Note 9, the conversion option associated with the 2019 Notes is “in-the-money” as the if-converted value of the 2019 Notes exceeded its principal amount by $22.6 million at September 30, 2014.  The dilutive effect to EPS is determined by dividing this “conversion spread value” by the average share price. The “conversion spread value” is the value that would be delivered to investors in shares based on the terms of the Convertible Notes, upon an assumed conversion. In calculating the dilutive effect of these shares, the treasury stock method was used and resulted in a dilution of 1.0 million shares and 0.9 million shares for the three and nine months ended September 30, 2014, respectively. The conversion option associated with the 2018 Notes is “out-of-the-money” because the if-converted value of the 2018 Notes was less than their principal amount by $8.6 million at September 30, 2014, therefore, there was no dilutive effect to EPS for the 2018 Notes.

17. Accumulated Other Comprehensive Income

The changes in AOCI by component are as follows (in thousands):

	Effective Portion of Cumulative Loss on Cash Flow Hedges	Cumulative Unrealized Gain on Available-for- Sale Securities	Foreign Currency Translation	Total
Three Months ended September 30, 2014
Balance at July 1, 2014	$(575)	$60,446	$15,091	$74,962
OCI before reclassifications	186	4,190	(9,765)	(5,389)
Amounts reclassified from AOCI	344	(236)	—	108
Net period OCI	530	3,954	(9,765)	(5,281)
Balance at September 30, 2014	$(45)	$64,400	$5,326	$69,681
Three Months ended September 30, 2013
Balance at July 1, 2013	$(791)	$68,119	$(7,043)	$60,285
OCI before reclassifications	(594)	6,821	10,967	17,194
Amounts reclassified from AOCI	397	(8,589)	—	(8,192)
Net period OCI	(197)	(1,768)	10,967	9,002
Balance at September 30, 2013	$(988)	$66,351	$3,924	$69,287

	Effective Portion of Cumulative Loss on Cash Flow Hedges	Cumulative Unrealized Gain on Available-for-Sale Securities	Foreign Currency Translation	Total
Nine Months ended September 30, 2014
Balance at January 1, 2014	$(604)	$66,566	$9,487	$75,449
OCI before reclassifications	(522)	9,563	(4,161)	4,880
Amounts reclassified from AOCI	1,081	(11,729)	—	(10,648)
Net period OCI	559	(2,166)	(4,161)	(5,768)
Balance at September 30, 2014	$(45)	$64,400	$5,326	$69,681
Nine Months ended September 30, 2013
Balance at January 1, 2013	$(2,571)	$82,246	$—	$79,675
OCI before reclassifications	332	7,360	3,924	11,616
Amounts reclassified from AOCI	1,251	(23,255)	—	(22,004)
Net period OCI	1,583	(15,895)	3,924	(10,388)
Balance at September 30, 2013	$(988)	$66,351	$3,924	$69,287

The reclassifications out of AOCI impacted the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 as follows:

	Amounts Reclassified from AOCI during the Three Months Ended September 30,		Amounts Reclassified from AOCI during the Nine Months Ended September 30,		Affected Line Item
Details about AOCI Components	2014	2013	2014	2013	in the Statements
Losses on cash flow hedges:
Interest rate contracts	$(344)	$(397)	$(1,081)	$(1,251)	Interest expense
Unrealized gains (losses) on available for sale securities:
Net realized gain on sale of investments	236	8,537	11,942	22,802	Gain on sale of investments, net
OTTI	—	52	(213)	453	OTTI
Total	236	8,589	11,729	23,255
Total reclassifications for the period	$(108)	$8,192	$10,648	$22,004

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

The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the condensed consolidated balance sheets by their level in the fair value hierarchy as of September 30, 2014 and December 31, 2013 (amounts in thousands):

	September 30, 2014
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$248,165	$—	$—	$248,165
RMBS	216,319	—	—	216,319
CMBS	291,045	—	—	291,045
Equity security	15,471	15,471	—	—
Domestic servicing rights	130,420	—	—	130,420
Derivative assets	13,354	—	13,354	—
VIE assets	109,468,293	—	—	109,468,293
Total	$110,383,067	$15,471	$13,354	$110,354,242
Financial Liabilities:
Derivative liabilities	$5,462	$—	$5,462	$—
VIE liabilities	108,879,922	—	105,068,183	3,811,739
Total	$108,885,384	$—	$105,073,645	$3,811,739

	December 31, 2013
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$206,672	$—	$—	$206,672
RMBS	296,236	—	—	296,236
CMBS	255,306	—	47,300	208,006
Equity security	15,247	15,247	—	—
Domestic servicing rights	150,149	—	—	150,149
Derivative assets	7,769	—	7,769	—
VIE assets	103,151,624	—	—	103,151,624
Total	$104,083,003	$15,247	$55,069	$104,012,687
Financial Liabilities:
Derivative liabilities	$24,192	$—	$24,192	$—
VIE liabilities	102,649,263	—	101,051,279	1,597,984
Total	$102,673,455	$—	$101,075,471	$1,597,984

The changes in financial assets and liabilities classified as Level III were as follows for the three and nine months ended September 30, 2014 and 2013 (amounts in thousands):

Three Months ended September 30, 2014	Loans Held-for-sale	RMBS	CMBS	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
July 1, 2014 balance	$154,412	$231,605	$282,361	$138,318	$114,091,158	$(5,186,125)	$109,711,729
Total realized and unrealized gains(losses):
Included in earnings:
Change in fair value / gain on sale	15,517	535	2,471	(7,898)	(5,261,507)	237,693	(5,013,189)
Net accretion	—	4,035	—	—	—	—	4,035
Included in OCI	—	7,602	(9,662)	—	—	—	(2,060)
Purchases / Originations	577,216	—	13,777	—	—	—	590,993
Sales	(498,789)	(5,588)	—	—	—	—	(504,377)
Issuances	—	—	—	—	—	(16,655)	(16,655)
Cash repayments / receipts	(191)	(21,870)	23	—	—	20,189	(1,849)
Transfers into Level III	—	—	1,440	—	—	(770,785)	(769,345)
Transfers out of Level III	—	—	—	—	—	1,940,522	1,940,522
Consolidations of VIEs	—	—	—	—	3,103,150	(48,745)	3,054,405
Deconsolidations of VIEs	—	—	635	—	(2,464,508)	12,167	(2,451,706)
September 30, 2014 balance	$248,165	$216,319	$291,045	$130,420	$109,468,293	$(3,811,739)	$106,542,503
Amount of total (losses) gains included in earnings attributable to assets still held at September 30, 2014	$(455)	$3,963	$2,471	$(7,898)	$(5,261,507)	$237,693	$(5,025,734)

Three Months ended September 30, 2013	Loans Held-for-sale	RMBS	CMBS	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
July 1, 2013 balance	$171,176	$319,655	$164,399	$159,891	$97,284,473	$(2,334,660)	$95,764,934
Total realized and unrealized (losses) gains:
Included in earnings:
Change in fair value	25,856	—	4,620	(1,868)	(4,283,956)	239,094	(4,016,254)
Impairment	—	(52)	—	—	—	—	(52)
Net accretion	—	5,940	—	—	—	—	5,940
Included in OCI	—	4,842	474	—	—	—	5,316
Purchases / Originations	457,468	—	23,871	—	—	—	481,339
Sales	(375,204)	—	—	—	—	—	(375,204)
Issuances	—	—	—	—	—	(8,760)	(8,760)
Cash repayments / receipts	(175)	(14,124)	(163)	—	—	(5,041)	(19,503)
Transfers into Level III	—	—	5,098	—	—	(88,806)	(83,708)
Transfers out of Level III	—	—	—	—	—	483,608	483,608
Consolidations of VIEs	—	—	—	—	4,359,149	(69,075)	4,290,074
Deconsolidations of VIEs	—	—	(153)	—	—	—	(153)
September 30, 2013 balance	$279,121	$316,261	$198,146	$158,023	$97,359,666	$(1,783,640)	$96,527,577
Amount of total (losses) gains included in earnings attributable to assets still held at September 30, 2013	$6,011	$7,057	$5,428	$(1,868)	$(4,283,956)	$239,094	$(4,028,234)

Nine Months ended September 30, 2014	Loans Held-for-sale	RMBS	CMBS	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2014 balance	$206,672	$296,236	$208,006	$150,149	$103,151,624	$(1,597,984)	$102,414,703
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	47,955	11,676	12,070	(18,671)	(12,275,130)	337,529	(11,884,571)
OTTI	—	(214)	—	—	—	—	(214)
Net accretion	—	13,922	—	—	—	—	13,922
Included in OCI	—	2,988	(7,455)	—	—	—	(4,467)
Purchases / Originations	1,159,607	—	60,348	—	—	—	1,219,955
Sales	(1,052,862)	(68,134)	(29,301)	—	—	—	(1,150,297)
Issuances	—	—	—	—	—	(88,412)	(88,412)
Cash repayments / receipts	(487)	(40,155)	(806)	—	—	106,538	65,090
Transfers into Level III	—	—	54,221	—	—	(3,325,922)	(3,271,701)
Transfers out of Level III	(112,720)	—	(180)	(1,058)	—	2,653,379	2,539,421
Consolidations of VIEs	—	—	(6,715)	—	27,094,681	(1,941,689)	25,146,277
Deconsolidations of VIEs	—	—	857	—	(8,502,882)	44,822	(8,457,203)
September 30, 2014 balance	$248,165	$216,319	$291,045	$130,420	$109,468,293	$(3,811,739)	$106,542,503
Amount of total (losses) gains included in earnings attributable to assets still held at September 30, 2014	$(455)	$11,742	$14,907	$(18,671)	$(12,275,130)	$337,529	$(11,930,078)

Nine Months ended September 30, 2013	Loans Held-for-sale	RMBS	CMBS	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2013 balance	$—	$333,153	$—	$—	$—	$—	$333,153
Acquisition of LNR	256,502	—	62,432	156,993	90,989,793	(1,994,243)	89,471,477
Total realized and unrealized gains (losses) :
Included in earnings:
Change in fair value	26,315	2,129	3,452	1,030	(8,078,597)	333,542	(7,712,129)
Impairment	—	(453)	—	—	—	—	(453)
Net accretion	—	17,846	—	—	—	—	17,846
Included in OCI	—	2,970	2,382	—	—	—	5,352
Purchases / Originations	848,137	20,090	23,910	—	—	—	892,137
Sales	(851,539)	(12,712)	(10,072)	—	—	—	(874,323)
Issuances	—	—	—	—	—	(8,760)	(8,760)
Cash repayments / receipts	(294)	(46,762)	(163)	—	—	74,694	27,475
Transfers into Level III	—	—	117,413	—	—	(578,319)	(460,906)
Transfers out of Level III	—	—	—	—	—	636,291	636,291
Consolidations of VIEs	—	—	(1,208)	—	15,033,274	(247,706)	14,784,360
Deconsolidations of VIEs	—	—	—	—	(584,804)	861	(583,943)
September 30, 2013 balance	$279,121	$316,261	$198,146	$158,023	$97,359,666	$(1,783,640)	$96,527,577
Amount of total gains (losses) included in earnings attributable to assets still held at September 30, 2013	$6,011	$21,363	$1,854	$1,030	$(8,078,597)	$333,542	$(7,714,797)

During the three and nine months ended September 30, 2014, we transferred $1.4 million and $54.2 million, respectively of CMBS investments from Level II to Level III due to a decrease in the observable relevant market activity.  During the three and nine months ended September 30, 2013, we transferred $5.1 million and $117.4 million, respectively, of CMBS investments from Level II to Level III due to a decrease in the observable relevant market activity.

The following table presents the fair values of our financial instruments not carried at fair value on the consolidated balance sheets (amounts in thousands):

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets not carried at fair value:
Loans held-for-investment and loans transferred as secured borrowings	$5,341,443	$5,470,512	$4,544,132	$4,609,040
Securities, held-to-maturity	371,467	371,700	368,318	368,453
European servicing rights	15,370	15,909	27,024	29,327
Non-performing residential loans	—	—	215,371	215,371
Financial liabilities not carried at fair value:
Secured financing agreements and secured borrowings on transferred loans	$2,850,683	$2,846,807	$2,438,798	$2,436,708
Convertible senior notes	1,006,927	1,153,644	997,851	1,160,000

The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollar amounts in thousands):

	Carrying Value at	Valuation		Range as of (1)
	September 30, 2014	Technique	Unobservable Input	September 30, 2014	December 31, 2013
Loans held-for-sale, fair value option	$248,165	Discounted cash flow	Yield (b)	4.5% - 5.4%	5.2% - 5.9%

			Duration(c)	5.0 – 10.0 years	5.0 - 10.0 years

RMBS	216,319	Discounted cash flow	Constant prepayment rate(a)	1.1% - 19.4%	(0.6)% - 16.6%

			Constant default rate(b)	1.3% - 10.0%	1.4% - 11.3%

			Loss severity(b)	11% – 79%(e)	15% - 92%(e)

			Delinquency rate(c)	3% - 41%	3% - 48%

			Servicer advances(a)	16% - 96%	24% - 95%

			Annual coupon deterioration(b)	0% - 0.7%	0% - 0.7%

			Putback amount per projected total collateral loss(d)	0% - 11%	0% - 9%

CMBS	291,045	Discounted cash flow	Yield(b)	0% - 566.7%	0% - 890.0%

			Duration(c)	0 - 11.6 years	0 - 11.0 years

Domestic servicing rights	130,420	Discounted cash flow	Debt yield(a)	8.25%	8.75%

			Discount rate(b)	15%	15%

			Control migration(b)	0% - 80%	0% - 80%

VIE assets	109,468,293	Discounted cash flow	Yield(b)	0% - 686.6%	0% - 952.3%

			Duration(c)	0 – 20.1 years	0 - 22.7 years

VIE liabilities	3,811,739	Discounted cash flow	Yield(b)	0% - 686.6%	0% - 952.3%

			Duration(c)	0 – 20.1 years	0 - 22.7 years

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

(e)                                   83% and 90% of the portfolio falls within a range of 45%-80% as of September 30, 2014 and December 31, 2013, respectively.

19.  Income Taxes

Certain of our subsidiaries have elected to be treated as taxable REIT subsidiaries (“TRSs”). TRSs permit us to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, we will continue to maintain our qualification as a REIT.

Our TRSs engage in various real estate related operations, including special servicing of commercial real estate, originating and securitizing commercial mortgage loans, and investing in entities which engage in real estate related operations. The majority of our TRSs are held within the LNR segment.  As of September 30, 2014, $987.6 million of the LNR assets, including $196.1 million in cash, were owned by TRS entities. Our TRSs are not consolidated for federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.

Our income tax provision consisted of the following for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Current:
Federal	$10,044	$11,465	$20,668	$21,396
Foreign	905	1,011	4,136	1,581
State	2,041	1,892	3,840	3,753
Total current	12,990	14,368	28,644	26,730
Deferred:
Federal	(7,390)	59	(10,438)	122
Foreign	(539)	(716)	(2,737)	(1,181)
State	(1,225)	10	(1,736)	20
Total deferred	(9,154)	(647)	(14,911)	(1,039)
Total income tax provision (1)	$3,836	$13,721	$13,733	$25,691

(1)                                       Includes provision of $0 reflected in discontinued operations for both the three months ended September 30, 2014 and 2013, and $0 and $12 thousand reflected in discontinued operations for the nine months ended September 30, 2014 and 2013, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are presented net by tax jurisdiction and are reported in other assets and other liabilities, respectively. At September 30, 2014 and December 31, 2013, our U.S. tax jurisdiction was in a net deferred tax asset position, while our European tax jurisdiction was in a net deferred tax liability position. The following table presents each of these tax jurisdictions and the tax effects of temporary differences on their respective net deferred tax assets and liabilities (in thousands):

	September 30, 2014	December 31, 2013
U.S.
Deferred tax asset, net
Reserves and accruals	$15,518	$11,454
Domestic intangible assets	8,201	(714)
Investment securities and loans	(3,258)	(892)
Investment in unconsolidated entities	2,449	1,811
Deferred income	424	59
Net operating and capital loss carryforwards	2,343	967
Valuation allowance	(2,343)	(799)
Other U.S. temporary differences	216	(242)
	23,550	11,644
Europe
Deferred tax liability, net
European servicing rights	(3,460)	(6,257)
Net operating and capital loss carryforwards	10,305	10,951
Valuation allowance	(10,305)	(10,951)
Other European temporary differences	(360)	(527)
	(3,820)	(6,784)
Net deferred tax assets	$19,730	$4,860

Unrecognized tax benefits were not material as of and during the three and nine months ended September 30, 2014.

The following table is a reconciliation of our federal income tax determined using our statutory federal tax rate to our reported income tax provision for the three and nine months ended September 30, 2014 and 2013 (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2014		2013		2014		2013
Federal statutory tax rate	$59,929	35.0%	$36,038	35.0%	$147,836	35.0%	$83,955	35.0%
REIT and other non-taxable income	(52,979)	(30.9)%	(23,991)	(23.3)%	(133,483)	(31.6)%	(61,284)	(25.5)%
State income taxes	930	0.5%	1,902	1.8%	1,953	0.5%	3,774	1.6%
Federal benefit of state tax deduction	(326)	(0.2)%	(666)	(0.6)%	(683)	(0.2)%	(1,321)	(0.6)%
Valuation allowance	712	0.4%	—	—%	1,160	0.3%	—	—%
Other	(4,430)	(2.6)%	438	0.4%	(3,050)	(0.7)%	567	0.2%
Effective tax rate	$3,836	2.2%	$13,721	13.3%	$13,733	3.3%	$25,691	10.7%

20. Commitments and Contingencies

As of September 30, 2014, we had future funding commitments on 51 loans totaling $2.2 billion, primarily related to construction projects, capital improvements, tenant improvements, and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum debt service coverage ratios or executions of new leases before advances are made to the borrower.

Management is not aware of any other contractual obligations, legal proceedings, or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on our condensed consolidated financial statements.

21.  Segment Data

In its operation of the business, management, including our chief operating decision maker, who is our Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis prior to the impact of consolidating VIEs under ASC 810. The segment information within this note is reported on that basis.  During the quarter, we changed our methodology for allocating certain shared costs including management fee expense.  Prior periods presented have been adjusted to conform to this new methodology. Refer to Note 24 to the consolidated financial statements included in our Form 10-K for further discussion of the composition of our reportable business segments.

The table below presents our results of operations for the three months ended September 30, 2014 by business segment (amounts in thousands):

	Real Estate Investment Lending	LNR	Subtotal	LNR VIEs	Total
Revenues:
Interest income from loans	$106,369	$4,300	$110,669	$—	$110,669
Interest income from investment securities	15,729	30,136	45,865	(17,225)	28,640
Servicing fees	63	58,826	58,889	(24,248)	34,641
Other revenues	130	7,604	7,734	(316)	7,418
Total revenues	122,291	100,866	223,157	(41,789)	181,368
Costs and expenses:
Management fees (1)	17,330	7,571	24,901	42	24,943
Interest expense (1)	33,138	6,601	39,739	—	39,739
General and administrative	9,049	38,414	47,463	177	47,640
Acquisition and investment pursuit costs	583	176	759	—	759
Depreciation and amortization	—	3,017	3,017	—	3,017
Loan loss allowance, net	1,575	—	1,575	—	1,575
Other expense	—	2,701	2,701	—	2,701
Total costs and expenses	61,675	58,480	120,155	219	120,374
Income before other income, income taxes and non-controlling interests	60,616	42,386	103,002	(42,008)	60,994
Other income:
Income of consolidated VIEs, net	—	—	—	87,778	87,778
Change in fair value of servicing rights	—	(18,312)	(18,312)	10,415	(7,897)
Change in fair value of investment securities, net	(140)	52,067	51,927	(50,067)	1,860
Change in fair value of mortgage loans held-for-sale, net	—	15,517	15,517	—	15,517
Earnings from unconsolidated entities	1,875	5,905	7,780	(3,975)	3,805
Gain on sale of investments, net	1,332	—	1,332	—	1,332
Gain on derivative financial instruments, net	26,540	2,735	29,275	—	29,275
Foreign currency (loss), net	(21,019)	(447)	(21,466)	—	(21,466)
OTTI	—	—	—	—	—
Other income, net	—	28	28	—	28
Total other income	8,588	57,493	66,081	44,151	110,232
Income before income taxes	69,204	99,879	169,083	2,143	171,226
Income tax benefit (provision)	233	(4,069)	(3,836)	—	(3,836)
Net income	69,437	95,810	165,247	2,143	167,390
Net income attributable to non-controlling interests	(203)	—	(203)	(2,143)	(2,346)
Net income attributable to Starwood Property Trust, Inc.	$69,234	$95,810	$165,044	$—	$165,044

(1)                     Due to the structure of our business, certain costs incurred by one segment may benefit other segments. Costs that are identifiable are allocated to the segments that benefit so that one segment is not solely burdened by this cost. Allocated costs are primarily comprised of interest expense related to our consolidated debt (excluding VIEs) and management fees payable to our Manager, both of which represent shared costs. Each allocation is measured differently based on the specific facts and circumstances of the costs being allocated.  During the three months ended September 30, 2014, management fees and interest expense of $7.6 million and $5.0 million, respectively, were allocated to the LNR segment.

The table below presents our results of operations for the three months ended September 30, 2013 by business segment (amounts in thousands):

	Real Estate Investment Lending	LNR	Single Family Residential	Subtotal	LNR VIEs	Total
Revenues:
Interest income from loans	$90,837	$3,208	$—	$94,045	$—	$94,045
Interest income from investment securities	12,301	18,792	—	31,093	(13,289)	17,804
Servicing fees	—	59,566	—	59,566	(23,057)	36,509
Other revenues	116	2,240	—	2,356	(322)	2,034
Total revenues	103,254	83,806	—	187,060	(36,668)	150,392
Costs and expenses:
Management fees (1)	12,815	8,064	—	20,879	46	20,925
Interest expense	29,427	4,590	—	34,017	—	34,017
General and administrative	3,539	43,752	—	47,291	183	47,474
Business combination costs	342	—	—	342	—	342
Acquisition and investment pursuit costs	1,181	212	—	1,393	—	1,393
Depreciation and amortization	—	3,435	—	3,435	—	3,435
Loan loss allowance, net	1,160	—	—	1,160	—	1,160
Other expense	268	245	—	513	—	513
Total costs and expenses	48,732	60,298	—	109,030	229	109,259
Income before other income, income taxes and non-controlling interests	54,522	23,508	—	78,030	(36,897)	41,133
Other income:
Income of consolidated VIEs, net	—	—	—	—	47,963	47,963
Change in fair value of servicing rights	—	(3,939)	—	(3,939)	2,072	(1,867)
Change in fair value of investment securities, net	(157)	9,820	—	9,663	(11,941)	(2,278)
Change in fair value of mortgage loans held-for-sale, net	—	25,857	—	25,857	—	25,857
Earnings from unconsolidated entities	896	2,104	—	3,000	(778)	2,222
Gain on sale of investments, net	6,184	—	—	6,184	—	6,184
Loss on derivative financial instruments	(17,166)	(5,285)	—	(22,451)	—	(22,451)
Foreign currency gain, net	9,555	25	—	9,580	—	9,580
OTTI	(52)	—	—	(52)	—	(52)
Other income, net	—	374	—	374	—	374
Total other income (loss)	(740)	28,956	—	28,216	37,316	65,532
Income from continuing operations before income taxes	53,782	52,464	—	106,246	419	106,665
Income tax provision	(619)	(13,102)	—	(13,721)	—	(13,721)
Income from continuing operations	53,163	39,362	—	92,525	419	92,944
Loss from discontinued operations, net of tax	—	—	(3,698)	(3,698)	—	(3,698)
Net income (loss)	53,163	39,362	(3,698)	88,827	419	89,246
Net income attributable to non-controlling interests	(1,467)	—	—	(1,467)	(419)	(1,886)
Net income (loss) attributable to Starwood Property Trust, Inc.	$51,696	$39,362	$(3,698)	$87,360	$—	$87,360

(1)         Additional management incentive fees of $2.8 million were allocated to the LNR segment in order to conform to our current allocation method.

The table below presents our results of operations for the nine months ended September 30, 2014 by business segment (amounts in thousands):

	Real Estate Investment Lending	LNR	Single Family Residential	Subtotal	LNR VIEs	Total
Revenues:
Interest income from loans	$311,348	$9,686	$—	$321,034	$—	$321,034
Interest income from investment securities	49,196	83,225	—	132,421	(46,707)	85,714
Servicing fees	253	172,845	—	173,098	(71,565)	101,533
Other revenues	318	16,437	—	16,755	(939)	15,816
Total revenues	361,115	282,193	—	643,308	(119,211)	524,097
Costs and expenses:
Management fees (1)	51,959	24,979	791	77,729	120	77,849
Interest expense (1)	95,949	18,225	1,091	115,265	—	115,265
General and administrative	21,900	114,391	—	136,291	544	136,835
Acquisition and investment pursuit costs	1,318	606	—	1,924	—	1,924
Depreciation and amortization	—	12,807	—	12,807	—	12,807
Loan loss allowance, net	1,933	—	—	1,933	—	1,933
Other expense	52	10,364	—	10,416	—	10,416
Total costs and expenses	173,111	181,372	1,882	356,365	664	357,029
Income before other income, income taxes and non-controlling interests	188,004	100,821	(1,882)	286,943	(119,875)	167,068
Other income:
Income of consolidated VIEs, net	—	—	—	—	190,810	190,810
Change in fair value of servicing rights	—	(43,291)	—	(43,291)	24,620	(18,671)
Change in fair value of investment securities, net	565	105,313	—	105,878	(90,698)	15,180
Change in fair value of mortgage loans held-for-sale, net	—	48,018	—	48,018	—	48,018
Earnings from unconsolidated entities	6,847	9,741	—	16,588	(3,156)	13,432
Gain on sale of investments, net	12,965	—	—	12,965	—	12,965
Gain (loss) on derivative financial instruments, net	16,142	(4,523)	—	11,619	—	11,619
Foreign currency loss, net	(15,376)	(836)	—	(16,212)	—	(16,212)
OTTI	(214)	(796)	—	(1,010)	—	(1,010)
Other income, net	54	684	—	738	—	738
Total other income	20,983	114,310	—	135,293	121,576	256,869
Income from continuing operations before income taxes	208,987	215,131	(1,882)	422,236	1,701	423,937
Income tax provision	(293)	(13,440)	—	(13,733)	—	(13,733)
Income from continuing operations	208,694	201,691	(1,882)	408,503	1,701	410,204
Loss from discontinued operations, net of tax	—	—	(1,551)	(1,551)	—	(1,551)
Net income	208,694	201,691	(3,433)	406,952	1,701	408,653
Net income attributable to non-controlling interests	(3,439)	—	—	(3,439)	(1,701)	(5,140)
Net income attributable to Starwood Property Trust, Inc.	$205,255	$201,691	$(3,433)	$403,513	$—	$403,513

(1)                     Refer to Note 1 to the table above for the three months ended September 30, 2014. During the nine months ended September 30, 2014, management fees and interest expense of $24.9 million and $14.7 million, respectively, were allocated to the LNR segment while $0.8 million and $1.1 million, respectively, were allocated to the SFR segment.

The table below presents our results of operations for the nine months ended September 30, 2013 by business segment (amounts in thousands):

	Real Estate Investment Lending	LNR	Single Family Residential	Subtotal	LNR VIEs	Total
Revenues:
Interest income from loans	$231,203	$5,468	$—	$236,671	$—	$236,671
Interest income from investment securities	42,179	30,550	—	72,729	(20,108)	52,621
Servicing fees	—	112,426	—	112,426	(36,782)	75,644
Other revenues	291	4,212	—	4,503	(595)	3,908
Total revenues	273,673	152,656	—	426,329	(57,485)	368,844
Costs and expenses:
Management fees (1)	41,738	10,338	—	52,076	64	52,140
Interest expense	66,794	7,297	—	74,091	—	74,091
General and administrative	11,192	84,325	—	95,517	330	95,847
Business combination costs	17,958	—	—	17,958	—	17,958
Acquisition and investment pursuit costs	1,787	603	—	2,390	—	2,390
Depreciation and amortization	—	5,663	—	5,663	—	5,663
Loan loss allowance, net	1,915	—	—	1,915	—	1,915
Other expense	359	383	—	742	—	742
Total costs and expenses	141,743	108,609	—	250,352	394	250,746
Income before other income, income taxes and non-controlling interests	131,930	44,047	—	175,977	(57,879)	118,098
Other income:
Income of consolidated VIEs, net	—	—	—	—	79,912	79,912
Change in fair value of servicing rights	—	2,175	—	2,175	(1,144)	1,031
Change in fair value of investment securities	(83)	16,208	—	16,125	(19,390)	(3,265)
Change in fair value of mortgage loans held-for-sale, net	—	26,315	—	26,315	—	26,315
Earnings from unconsolidated entities	3,488	4,219	—	7,707	(974)	6,733
Gain on sale of investments, net	19,690	—	—	19,690	—	19,690
(Loss) gain on derivative financial instruments	(2,939)	2,874	—	(65)	—	(65)
Foreign currency gain (loss), net	3,537	(42)	—	3,495	—	3,495
OTTI	(453)	—	—	(453)	—	(453)
Other income, net	—	413	—	413	—	413
Total other income	23,240	52,162	—	75,402	58,404	133,806
Income from continuing operations before income taxes	155,170	96,209	—	251,379	525	251,904
Income tax provision	(1,645)	(24,034)	—	(25,679)	—	(25,679)
Income from continuing operations	153,525	72,175	—	225,700	525	226,225
Loss from discontinued operations, net of tax	—	—	(12,044)	(12,044)	—	(12,044)
Net income (loss)	153,525	72,175	(12,044)	213,656	525	214,181
Net income attributable to non-controlling interests	(3,599)	—	—	(3,599)	(525)	(4,124)
Net income (loss) attributable to Starwood Property Trust, Inc.	$149,926	$72,175	$(12,044)	$210,057	$—	$210,057

(1)         Additional management incentive fees of $2.8 million were allocated to the LNR segment in order to conform to our current allocation method.

The table below presents our condensed consolidated balance sheet as of September 30, 2014 by business segment (amounts in thousands):

	Real Estate Investment Lending	LNR	Subtotal	LNR VIEs	Total
Assets:
Cash and cash equivalents	$140,142	$186,531	$326,673	$649	$327,322
Restricted cash	33,769	11,956	45,725	—	45,725
Loans held-for-investment, net	5,194,824	4,103	5,198,927	—	5,198,927
Loans held-for-sale	—	248,165	248,165	—	248,165
Loans transferred as secured borrowings	142,516	—	142,516	—	142,516
Investment securities	709,343	697,733	1,407,076	(512,774)	894,302
Intangible assets—servicing rights	—	203,503	203,503	(57,713)	145,790
Investment in unconsolidated entities	47,934	69,175	117,109	(6,540)	110,569
Goodwill	—	140,437	140,437	—	140,437
Derivative assets	10,532	2,822	13,354	—	13,354
Accrued interest receivable	34,338	727	35,065	—	35,065
Other assets	38,054	86,722	124,776	(1,304)	123,472
VIE assets, at fair value	—	—	—	109,468,293	109,468,293
Total Assets	$6,351,452	$1,651,874	$8,003,326	$108,890,611	$116,893,937
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$49,659	$103,981	$153,640	$418	$154,058
Related-party payable	20,268	4,598	24,866	—	24,866
Dividends payable	108,056	—	108,056	—	108,056
Derivative liabilities	5,189	273	5,462	—	5,462
Secured financing agreements, net	2,538,886	169,222	2,708,108	—	2,708,108
Convertible senior notes, net	1,006,927	—	1,006,927	—	1,006,927
Secured borrowings on transferred loans	142,575	—	142,575	—	142,575
VIE liabilities, at fair value	—	—	—	108,879,922	108,879,922
Total Liabilities	3,871,560	278,074	4,149,634	108,880,340	113,029,974
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock	—	—	—	—	—
Common stock	2,236	—	2,236	—	2,236
Additional paid-in capital	2,401,673	1,391,755	3,793,428	—	3,793,428
Treasury stock	(23,635)	—	(23,635)	—	(23,635)
Accumulated other comprehensive income	64,184	5,497	69,681	—	69,681
Retained earnings (deficit)	30,754	(23,452)	7,302	—	7,302
Total Starwood Property Trust, Inc. Stockholders’ Equity	2,475,212	1,373,800	3,849,012	—	3,849,012
Non-controlling interests in consolidated subsidiaries	4,680	—	4,680	10,271	14,951
Total Equity	2,479,892	1,373,800	3,853,692	10,271	3,863,963
Total Liabilities and Equity	$6,351,452	$1,651,874	$8,003,326	$108,890,611	$116,893,937

The table below presents our condensed consolidated balance sheet as of December 31, 2013 by business segment (amounts in thousands):

	Real Estate Investment Lending	LNR	Single Family Residential	Subtotal	LNR VIEs	Total
Assets:
Cash and cash equivalents	$232,270	$40,274	$44,807	$317,351	$276	$317,627
Restricted cash	36,593	32,208	251	69,052	—	69,052
Loans held-for-investment, net	4,350,937	12,781	—	4,363,718	—	4,363,718
Loans held-for-sale	—	206,672	—	206,672	—	206,672
Loans transferred as secured borrowings	180,414	—	—	180,414	—	180,414
Investment securities	794,147	550,282	—	1,344,429	(409,322)	935,107
Intangible assets-servicing rights	—	257,736	—	257,736	(80,563)	177,173
Residential real estate, net	—	—	749,214	749,214	—	749,214
Non-performing residential loans	—	—	215,371	215,371	—	215,371
Investment in unconsolidated entities	50,167	76,170	—	126,337	(3,383)	122,954
Goodwill	—	140,437	—	140,437	—	140,437
Derivative assets	3,138	4,631	—	7,769	—	7,769
Accrued interest receivable	35,501	2,129	—	37,630	—	37,630
Other assets	31,020	57,620	8,045	96,685	(872)	95,813
VIE assets, at fair value	—	—	—	—	103,151,624	103,151,624
Total Assets	$5,714,187	$1,380,940	$1,017,688	$8,112,815	$102,657,760	$110,770,575
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$66,127	$135,882	$23,056	$225,065	$309	$225,374
Related-party payable	11,245	6,548	—	17,793	—	17,793
Dividends payable	90,171	—	—	90,171	—	90,171
Derivative liabilities	24,149	43	—	24,192	—	24,192
Secured financing agreements, net	2,127,717	129,843	—	2,257,560	—	2,257,560
Convertible senior notes, net	997,851	—	—	997,851	—	997,851
Secured borrowings on transferred loans	181,238	—	—	181,238	—	181,238
VIE liabilities, at fair value	—	—	—	—	102,649,263	102,649,263
Total Liabilities	3,498,498	272,316	23,056	3,793,870	102,649,572	106,443,442
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock	—	—	—	—	—	—
Common stock	1,961	—	—	1,961	—	1,961
Additional paid-in capital	1,987,133	1,308,500	1,004,846	4,300,479	—	4,300,479
Treasury stock	(10,642)	—	—	(10,642)	—	(10,642)
Accumulated other comprehensive income	68,092	7,357	—	75,449	—	75,449
Retained earnings (deficit)	132,625	(207,233)	(10,111)	(84,719)	—	(84,719)
Total Starwood Property Trust, Inc. Stockholders’ Equity	2,179,169	1,108,624	994,735	4,282,528	—	4,282,528
Non-controlling interests in consolidated subsidiaries	36,520	—	(103)	36,417	8,188	44,605
Total Equity	2,215,689	1,108,624	994,632	4,318,945	8,188	4,327,133
Total Liabilities and Equity	$5,714,187	$1,380,940	$1,017,688	$8,112,815	$102,657,760	$110,770,575

22. Subsequent Events

Our significant events subsequent to September 30, 2014 were as follows:

Convertible Senior Notes

On October 8, 2014, we issued $431.3 million in aggregate principal amount of our 3.75% Convertible Senior Notes due 2017 (the “2017 Notes”) for total net proceeds of approximately $420.8 million. The 2017 Notes are unsecured and have an initial conversion rate of 41.7397 per $1,000 principal amount, equivalent to a conversion price of approximately $23.96 per share of common stock. Prior to April 15, 2017, the Notes will be convertible only upon certain circumstances and during certain periods, and thereafter will be convertible at any time prior to the close of business on the second scheduled trading day prior to maturity.

Secured Financing Agreements

In October 2014, we amended the Conduit Repo 2 facility to extend the maturity date to November 2016 assuming the exercise of a one-year extension.

In October 2014, we amended the Lender 1 Repo 1 facility to (i) upsize available borrowings from $1.0 billion to $1.25 billion; (ii) increase the maximum advance rate on certain asset classes; and (iii) amend certain financial covenants.

In October 2014, we amended the Lender 5 Repo1 facility to extend the maturity date to December 2015 and reduce pricing.

Investment in Unconsolidated Entity

In October 2014, we committed $150 million for a 33% equity interest in SCG Core-Plus Retail Fund, L.P. (the “Fund”), of which $132 million was funded on October 14, 2014.  The Fund is a newly formed partnership established for the purpose of acquiring and operating four leading regional shopping malls located in Florida, Michigan, North Carolina and Virginia.  All leasing services and asset management functions for the newly acquired properties will be conducted by an affiliate of our Manager which specializes in redeveloping, managing and repositioning retail real estate assets.  In addition, another affiliate of our Manager will serve as general partner of the Fund.  In consideration for its services, the general partner will earn incentive distributions that are payable once we, along with the other limited partners, receive 100% of our capital and a preferred return of 8%.

Dividend Declaration

On November 5, 2014, our board of directors declared a dividend of $0.48 per share for the fourth quarter of 2014, which is payable on January 15, 2015 to common stockholders of record as of December 31, 2014.

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

Our target assets may also include residential mortgage-backed securities (“RMBS”), certain residential mortgage loans, distressed or non-performing commercial loans, commercial properties subject to net leases and equity interests in commercial real estate. As market conditions change over time, we may adjust our strategy to take advantage of changes in interest rates and credit spreads as well as economic and credit conditions.

We have two reportable business segments as of September 30, 2014:

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

Developments During the Third Quarter of 2014

•                  Originated a $480.0 million first mortgage and mezzanine financing for the construction of a 54-story Class A+ office and luxury condominium tower in San Francisco, California, of which the Company funded $104.1 million during the third quarter.  Following the origination, the Company sold $172.8 million of the first mortgage and $115.2 million of the mezzanine loan.

•                  Originated a $264.3 million first mortgage land improvement loan on 196 acres of oceanfront land in Orange County, California, of which the Company funded $62.0 million during the third quarter.

•                  Originated and fully funded a $150.0 million first mortgage financing for the redevelopment of a luxury resort in Maui, Hawaii.

•                  Announced the co-origination of £86.75 million in a £101.75 million first mortgage loan for the development of a 46-story residential tower and 18-story housing development containing a total of 366 private residential and affordable housing units located in London.

•                  Acquired a $123.4 million portfolio of diverse office, retail and multi-family loans throughout the United States.

•                  Originated a $103.3 million first mortgage and mezzanine loan for the refinancing and expansion of a 149-key, full service boutique hotel in Boston, Massachusetts, of which the Company funded $65.0 million during the third quarter.

•                  Originated an $81.5 million first mortgage and mezzanine financing secured by a 36-building office and industrial portfolio in Lenexa, Kansas, of which the Company funded $57.4 million during the third quarter.

•                  Co-originated €58.0 million in a €99.0 million mortgage loan for the refinancing and refurbishment of a 239-key, full service hotel located in Amsterdam, Netherlands with SEREF and other private funds, both affiliates of our Manager. The Company funded €23.2 million during the third quarter.

•                  Funded $71.7 million of previously originated loan commitments during the third quarter.

•                  Sold $209.9 million of previously originated loan commitments during the third quarter.

•                  Named special servicer on three new issue CMBS deals with total unpaid principal balances of $3.4 billion.

•                  Purchased $43.4 million of CMBS, including $36.8 million in new issue B-pieces.

•                  Originated new conduit loans of $577.2 million.

•                  Received proceeds of $498.8 million from sales of conduit loans.

•                  Amended our Lender 2 Repo 1 facility to upsize available borrowings from $225 million to $325 million and reduce pricing.

•                  Executed a $250 million repurchase facility with a new lender.  The facility has a three year term with a one year extension available at the option of the lender.  The facility carries an annual interest rate of LIBOR + 2.75% and eligible collateral includes identified commercial mortgage loans and other asset types at the discretion of the lender.

•                  Amended the Conduit Repo 1 facility to extend the maturity date to September 2016, assuming the exercise of a one-year extension option, and reduce pricing.

•                  Established a share repurchase program which allows for the repurchase of up to $250 million of our outstanding common stock over a period of one year. During the third quarter, we repurchased 587,900 shares of common stock at a total cost of $13.0 million under the program.

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

Developments During the First Quarter of 2014

•                  Completed the spin-off of our SFR segment to our stockholders on January 31, 2014, as described in Note 1 to our condensed consolidated financial statements included herein.

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

The following table compares our summarized results of operations for the three and nine months ended September 30, 2014 and 2013 by business segment (amounts in thousands):

	For the three months ended September 30,			For the Nine months ended September 30,
	2014	2013	$ Change	2014	2013	$ Change
Revenues:
Lending segment	$122,291	$103,254	$19,037	$361,115	$273,673	$87,442
LNR segment	100,866	83,806	17,060	282,193	152,656	129,537
LNR VIEs	(41,789)	(36,668)	(5,121)	(119,211)	(57,485)	(61,726)
	181,368	150,392	30,976	524,097	368,844	155,253
Costs and expenses (1):
Lending segment	61,675	48,732	12,943	173,111	141,743	31,368
LNR segment	58,480	60,298	(1,818)	181,372	108,609	72,763
SFR segment allocations	—	—	—	1,882	—	1,882
LNR VIEs	219	229	(10)	664	394	270
	120,374	109,259	11,115	357,029	250,746	106,283
Other income:
Lending segment	8,588	(740)	9,328	20,983	23,240	(2,257)
LNR segment	57,493	28,956	28,537	114,310	52,162	62,148
LNR VIEs	44,151	37,316	6,835	121,576	58,404	63,172
	110,232	65,532	44,700	256,869	133,806	123,063
Income from continuing operations before income taxes:
Lending segment	69,204	53,782	15,422	208,987	155,170	53,817
LNR segment	99,879	52,464	47,415	215,131	96,209	118,922
SFR segment allocations	—	—	—	(1,882)	—	(1,882)
LNR VIEs	2,143	419	1,724	1,701	525	1,176
	171,226	106,665	64,561	423,937	251,904	172,033
Income tax provision	(3,836)	(13,721)	9,885	(13,733)	(25,679)	11,946
Loss from discontinued operations, net of tax	—	(3,698)	3,698	(1,551)	(12,044)	10,493
Net income attributable to non-controlling interests	(2,346)	(1,886)	(460)	(5,140)	(4,124)	(1,016)
Net income attributable to Starwood Property Trust, Inc.	$165,044	$87,360	$77,684	$403,513	$210,057	$193,456

(1)                     Allocations of certain prior period costs and expenses among segments have been reclassified to conform to our current allocation method.

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Lending Segment

Revenues

For the three months ended September 30, 2014, revenues of our Lending Segment increased $19.0 million to $122.3 million, compared to $103.3 million for the three months ended September 30, 2013. This increase was primarily due to (i) a $15.5 million increase in interest income from loans, which reflects a $1.4 billion net increase in loan investments of our Lending Segment between September 30, 2013 and 2014, mainly resulting from new loan originations, and (ii) a $3.4 million increase in interest income from investment securities principally related to a preferred equity investment we originated in the fourth quarter of 2013.

Costs and Expenses

For the three months ended September 30, 2014, costs and expenses of our Lending Segment increased $12.9 million to $61.7 million, compared to $48.7 million for the three months ended September 30, 2013. The increase was primarily due to increases of $5.5 million in general and administrative (“G&A”) expenses, $4.5 million in management fees, and $3.7 million in interest expense.  The increase in G&A expenses reflects higher legal fees principally associated with the administration of our additional financing facilities and higher compensation expense.  The increase in management fees reflects the impacts of (i) higher levels of invested capital which resulted in an increased base management fee in the third quarter of 2014 and (ii) higher manager stock compensation expense resulting from awards granted in the first quarter of 2014.  The increase in interest expense reflects a $1.5 billion increase in outstanding balances under secured financing agreements of our Lending Segment between September 30, 2013 and 2014.  These borrowings, along with equity issuances, are used to fund the growth of our investment portfolio.

Other Income

For the three months ended September 30, 2014, other income of our Lending Segment increased $9.3 million to $8.6 million, from a $0.7 million loss for the three months ended September 30, 2013. The increase was primarily due to a $43.7 million favorable swing in gain (loss) on derivatives partially offset by a $30.6 million unfavorable swing in foreign currency gain (loss) and a $4.8 million decrease in gain on sales of investments, the timing and amount of which vary by period.  The favorable swing in gain (loss) on derivatives was primarily due to $28.1 million of unrealized gains on foreign currency hedges in the third quarter of 2014 driven by the strengthening of the U.S. dollar against European currencies compared to a $17.5 million loss in the third quarter of 2013 driven by the weakening of the U.S. dollar against European currencies.  These foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and CMBS investments.  The favorable swing in these foreign currency hedges is greater than the offsetting unfavorable swing in foreign currency gain (loss) mainly because the portion of unrealized foreign currency gain (loss) associated with our available-for-sale CMBS investments is reported in accumulated other comprehensive income rather than earnings, in accordance with GAAP, whereas the full change in fair value of the related currency hedges is reported in earnings since they are not designated hedges.

LNR Segment and VIEs

Revenues

For the three months ended September 30, 2014, revenues of our LNR Segment increased $11.9 million to $59.0 million after consolidated VIE eliminations of $41.8 million, compared to $47.1 million after consolidated VIE eliminations of $36.7 million for the three months ended September 30, 2013. The VIE eliminations are merely a function of the number of CMBS trusts consolidated in any given period, and as such, are not a meaningful indicator of the operating results for this segment.  The increase in revenues in the third quarter of 2014 was primarily due to increases of $7.4 million in interest income from CMBS investments, $1.1 million in interest income from loans and $3.4 million in other revenues, particularly rental revenue, compared to the third quarter of 2013.

Costs and Expenses

For the three months ended September 30, 2014, costs and expenses of our LNR Segment decreased $1.8 million to $58.7 million, compared to $60.5 million for the three months ended September 30, 2013. The VIE eliminations were nominal for both periods. The decrease in costs and expenses was primarily due to a decrease of $5.3 million in G&A expenses, primarily due to the absence of retention bonus expenses associated with the acquisition of LNR in 2013.  The decrease was partially offset by increases of (i) $2.0 million in direct and allocated interest expense and (ii) $1.8 million in costs of rental operations included in other expense.

Other Income

For the three months ended September 30, 2014, other income of our LNR Segment increased $35.3 million to $101.6 million including additive net VIE eliminations of $44.2 million, from $66.3 million including additive net VIE eliminations of $37.3 million for the three months ended September 30, 2013. Income of consolidated VIEs reflects amounts associated with LNR’s variable interests in CMBS trusts it consolidates, including special servicing fees, interest income, and changes in fair value of CMBS and servicing rights. As noted above, this number is merely a function of the number of CMBS trusts consolidated in any given period, and as such, is not a meaningful indicator of the operating results for this segment. The increase in other income in the third quarter of 2014 compared to the third quarter of 2013 was primarily due to increases of $39.8 million in income of consolidated VIEs, $8.0 million from derivatives which are used to hedge interest rate risk and credit risk on LNR’s conduit loans held-for-sale and $4.1 million in the change in fair value of investment securities.  These increases were partially offset by decreases of $10.3 million in the change in fair value of mortgage loans held-for-sale, which reflects both realized and unrealized net gains, and $6.0 million in the change in fair value of domestic servicing rights, which reflects the expected amortization of this deteriorating asset, net of increases in fair value due to the attainment of new servicing contracts.

Income Tax Provision

Most of our consolidated income tax provision relates to the taxable nature of LNR’s loan servicing and loan conduit businesses which are housed in TRSs.  Our tax provision for the three months ended September 30, 2014, as well as the overall effective tax rate, is lower than for the three months ended September 30, 2013 primarily due to the finalization of our tax planning strategies associated with the LNR acquisition.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Lending Segment

Revenues

For the nine months ended September 30, 2014, revenues of our Lending Segment increased $87.4 million to $361.1 million, compared to $273.7 million for the nine months ended September 30, 2013. This increase was primarily due to (i) an $80.1 million increase in interest income from loans, which reflects a $1.4 billion net increase in loan investments of our Lending Segment between September 30, 2013 and 2014, mainly resulting from new loan originations and (ii) a $7.0 million increase in interest income from investment securities principally related to a preferred equity investment we originated in the fourth quarter of 2013.

Costs and Expenses

For the nine months ended September 30, 2014, costs and expenses of our Lending Segment increased $31.4 million to $173.1 million, compared to $141.7 million for the nine months ended September 30, 2013. The increase was primarily due to increases of $29.1 million in interest expense, $10.7 million in G&A expenses and $10.2 million in management fees, all partially offset by the absence of $18.0 million of business combination costs incurred in the 2013 period associated with the LNR acquisition.  The increase in interest expense reflects our issuance of $1.1 billion total principal amount of 4.55% and 4.00% Convertible Senior Notes in February and July of 2013, respectively, and a $1.5 billion increase in outstanding balances under secured financing agreements of our Lending Segment between September 30, 2013 and 2014.  These borrowings, along with equity issuances, are used to fund the growth of our investment portfolio. The increase in G&A expenses reflects higher legal fees principally associated with the administration of our financing facilities and higher compensation expense. The increase in management fees reflects the impacts of (i) higher levels of invested capital which resulted in an increased base management fee in the 2014 period and (ii) higher manager stock compensation expense resulting from awards granted in the first quarter of 2014.

Other Income

For the nine months ended September 30, 2014, other income of our Lending Segment decreased $2.2 million to $21.0 million, from $23.2 million for the nine months ended September 30, 2013. This decrease was primarily due to a $6.7 million decrease in gain on sales of investments, partially offset by a $3.4 million increase in earnings from unconsolidated entities. A $19.1 million favorable swing in gain (loss) on derivatives, primarily foreign exchange contracts, was mostly offset by an $18.9 million unfavorable swing in foreign currency gain (loss).

LNR Segment and VIEs

The Company acquired LNR on April 19, 2013. Therefore, a comparison of results of the LNR Segment and VIEs for the nine months ended September 30, 2014 to the nine months ended September 30, 2013 is not meaningful as the current year period has an additional 108 days of operational activity.

Revenues

For the nine months ended September 30, 2014 and 2013, revenues of our LNR Segment were $163.0 million and $95.2 million, respectively, after consolidated VIE eliminations of $119.2 million and $57.5 million, respectively. For the nine months ended September 30, 2014, these revenues primarily consisted of $101.3 million of servicing fees and $46.2 million of interest income from investment securities and loans, after consolidated VIE eliminations of $71.6 million and $46.7 million, respectively. For the nine months ended September 30, 2013, these revenues primarily consisted of $75.6 million of servicing fees and $15.9 million of interest income from investment securities and loans, after consolidated VIE eliminations of $36.8 million and $20.1 million, respectively. The VIE eliminations are merely a function of the number of CMBS trusts consolidated in any given period, and as such, are not a meaningful indicator of the operating results for this segment. The increase in revenues of $129.5 million (before VIE eliminations) is not only attributable to additional days in the nine months ended September 30, 2014, but also to improved performance of the CMBS book.

Costs and Expenses

For the nine months ended September 30, 2014 and 2013, costs and expenses of our LNR Segment were $182.0 million and $109.0 million, respectively, including nominal VIE eliminations. For the nine months ended September 30, 2014, these costs and expenses primarily consisted of G&A expenses of $114.9 million, allocated management fees of $25.1 million, direct and allocated interest expense of $18.2 million, depreciation and amortization of $12.8 million (including $10.7 million related to the European servicing rights intangible) and other expenses of $11.0 million. For the nine months ended September 30, 2013, these costs and expenses primarily consisted of G&A expenses of $84.6 million, allocated management fees of $10.4 million, direct and allocated interest expense of $7.3 million, depreciation and amortization of $5.7 million (including $4.8 million related to the European servicing rights intangible) and other expenses of $1.0 million.

Other Income

For the nine months ended September 30, 2014 and 2013, other income of our LNR Segment was $235.9 million and $110.6 million, respectively, including additive net VIE eliminations of $121.6 million and $58.4 million, respectively. For the nine months ended September 30, 2014, other income primarily consisted of $190.8 million of income of consolidated VIEs, $62.6 million of net increases in fair value of investment securities and mortgage loans held-for-sale, which are accounted for using the fair value option, all partially offset by an $18.7 million decrease in fair value of our domestic servicing rights, which reflects the expected amortization of this deteriorating asset, net of increases in fair value due to the attainment of new servicing contracts.  For the nine months ended September 30, 2013, other income primarily consisted of $79.9 million of income of consolidated VIEs, $23.1 million of net increases in fair value of investment securities and mortgage loans held-for-sale and $2.9 million of net gain on derivatives. Income of consolidated VIEs reflects amounts associated with LNR’s variable interests in the CMBS trusts it consolidates, including special servicing fees, interest income, and changes in fair value of CMBS and servicing rights. As noted above, this number is merely a function of the number of CMBS trusts consolidated in any given period, and as such, is not a meaningful indicator of the operating results for this segment.

Income Tax Provision

Most of our consolidated income tax provision relates to the taxable nature of LNR’s loan servicing and loan conduit businesses which are housed in TRSs.  Our tax provision for the nine months ended September 30, 2014, as well as the overall effective tax rate, is lower than for the nine months ended September 30, 2013 primarily due to the finalization of our tax planning strategies associated with the LNR acquisition.

Non-GAAP Financial Measures

Core Earnings is a non-GAAP financial measure. We calculate Core Earnings as GAAP net income (loss) excluding non-cash equity compensation expense, the incentive fee due under our Management Agreement, depreciation and amortization of real estate (to the extent that we own properties), any unrealized gains, losses or other non-cash items recorded in net income for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount is adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash adjustments as determined by our Manager and approved by a majority of our independent directors.

We believe that Core Earnings provides an additional measure of our core operating performance by eliminating the impact of certain non-cash expenses and facilitating a comparison of our financial results to those of other comparable REITs with fewer or no non-cash adjustments and comparison of our own operating results from period to period. Our management uses Core Earnings in this way, and also uses Core Earnings to compute the incentive fee due under our management agreement. The Company believes that its investors also use Core Earnings or a comparable supplemental performance measure to evaluate and compare the performance of the Company and its peers, and as such, the Company believes that the disclosure of Core Earnings is useful to (and expected by) its investors.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Diluted weighted average shares	226,120	172,395	216,155	157,650

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

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

The following table presents our summarized results of operations and reconciliation to Core Earnings for the three months ended September 30, 2014, by business segment (amounts in thousands):

	Real Estate Investment Lending	LNR	Total
Revenues	$122,291	$100,866	$223,157
Costs and expenses	(61,675)	(58,480)	(120,155)
Other income	8,588	57,493	66,081
Income from continuing operations before income taxes	69,204	99,879	169,083
Income tax benefit (provision)	233	(4,069)	(3,836)
Income attributable to non-controlling interests	(203)	—	(203)
Net income attributable to Starwood Property Trust, Inc.	69,234	95,810	165,044
Add / (Deduct):
Non-cash equity compensation expense	6,498	272	6,770
Management incentive fee	—	4,288	4,288
Depreciation and amortization	—	532	532
Loan loss allowance, net	1,575	—	1,575
Interest income adjustment for securities	542	3,085	3,627
Other non-cash items	—	338	338
Reversal of unrealized (gains) / losses on:
Loans held-for-sale	—	(15,517)	(15,517)
Securities	(396)	(52,067)	(52,463)
Derivatives	(27,088)	(4,001)	(31,089)
Foreign currency	21,020	—	21,020
Earnings from unconsolidated entities	—	(4,671)	(4,671)
Recognition of realized gains / (losses) on:
Loans held-for-sale	—	16,660	16,660
Securities	413	8,175	8,588
Derivatives	12	947	959
Foreign currency	(858)	—	(858)
Earnings from unconsolidated entities	—	—	—
Core Earnings	$70,952	$53,851	$124,803
Core Earnings per Weighted Average Diluted Share	$0.31	$0.24	$0.55

The following table presents our summarized results of operations and reconciliation to Core Earnings for the three months ended September 30, 2013, by business segment (amounts in thousands):

	Real Estate Investment Lending	LNR	Single Family Residential	Total
Revenues	$103,254	$83,806	$—	$187,060
Costs and expenses	(48,732)	(60,298)	—	(109,030)
Other (loss) income	(740)	28,956	—	28,216
Income from continuing operations before income taxes	53,782	52,464	—	106,246
Income tax provision	(619)	(13,102)	—	(13,721)
Loss from discontinued operations, net of tax	—	—	(3,698)	(3,698)
Income attributable to non-controlling interests	(1,467)	—	—	(1,467)
Net income (loss) attributable to Starwood Property Trust, Inc.	51,696	39,362	(3,698)	87,360
Add / (Deduct):
Non-cash equity compensation expense	4,041	—	—	4,041
Management incentive fee	—	4,775	—	4,775
Change in Control Plan	—	7,291	—	7,291
Depreciation and amortization	—	234	1,552	1,786
Loan loss allowance	1,160	—	—	1,160
Interest income adjustment for securities	(344)	874	—	530
(Gains) / losses on:
Loans held for sale	—	(14,355)	—	(14,355)
Securities	(715)	(6,162)	—	(6,877)
Impairment of real estate	—	—	78	78
Gain on foreclosure of non-performing loans	—	—	(3,320)	(3,320)
Derivatives	17,180	11,086	—	28,266
Foreign currency	(9,433)	—	—	(9,433)
Earnings from unconsolidated entities	—	(886)	—	(886)
U.S. special servicing intangible	—	3,939	—	3,939
Core Earnings (Loss)	$63,585	$46,158	$(5,388)	$104,355
Core Earnings (Loss) per Weighted Average Diluted Share	$0.37	$0.27	$(0.03)	$0.61

Lending Segment

The Lending Segment’s Core Earnings increased by $7.4 million, from $63.6 million during the third quarter of 2013 to $71.0 million in the third quarter of 2014. After making adjustments for the calculation of Core Earnings, revenues were $122.8 million, costs and expenses were $53.6 million, other income was $1.7 million and income tax benefit was $0.2 million.

Core revenues, consisting principally of interest income on loans, increased by $19.9 million due to growth of $1.4 billion in our loan portfolio since September 30, 2013.

Core costs and expenses increased by $10.1 million in the third quarter of 2014, primarily due to (i) a $5.5 million increase in general and administrative expenses primarily due to higher legal fees principally associated with the administration of our increased financing facilities and higher compensation expense and (ii) a $3.7 million increase in interest expense associated with the various facilities utilized to fund the growth of our investment portfolio.

Core other income decreased by $4.6 million, principally due to lower gains on sales of investments. The nature and timing of investment sales will depend upon a variety of factors, including our current outlook and strategy with respect to an investment, other available investment opportunities, and market pricing. As a result, gains (or losses) from sales of our investments have fluctuated over time, and we would expect this variability to continue for the foreseeable future.

LNR Segment

The LNR Segment’s Core Earnings increased by $7.7 million, from $46.2 million during the third quarter of 2013 to $53.9 million in the third quarter of 2014. After making adjustments for the calculation of Core Earnings, revenues were $104.0 million, costs and expenses were $53.1 million, other income was $7.0 million and income taxes were $4.0 million.

Core revenues increased by $19.3 million in the third quarter of 2014, primarily due to increases of $14.6 million in interest income on our CMBS investments and conduit loans, and $5.4 million in other revenues, including $3.4 million in rental income.  Servicing fees declined slightly, by $0.7 million.  The treatment of CMBS interest income on a GAAP basis is complicated by our application of the ASC 810 consolidation rules. In an attempt to treat these securities similar to the trust’s other investment securities, we compute core interest income pursuant to an effective yield methodology. In doing so, we segregate the portfolio into various categories based on the components of the bonds’ cash flows and the volatility related to each of these components. We then accrete interest income on an effective yield basis using the components of cash flows that are reliably estimable. Other minor adjustments are made to reflect management’s expectations for other components of the projected cash flow stream.

Core costs and expenses increased by $5.0 million in the third quarter of 2014, primarily due to increases of $2.0 million in interest expense and $1.8 million in cost of rental operations.

Core other income decreased by $15.6 million in the third quarter of 2014, primarily due to an $18.3 million decrease in fair value of the domestic servicing rights intangible and a $6.1 million decrease in gains on derivatives that were either effectively terminated or novated, all partially offset by a $5.2 million increase in profit realized upon securitization of loans by our conduit business and $4.1 million of higher gains on sales of CMBS.  The decrease in fair value of the domestic servicing rights intangible reflects the expected amortization of this deteriorating asset, net of increases in fair value due to the attainment of new servicing contracts.  Derivatives include instruments which hedge interest rate risk and credit risk on our conduit loans. For GAAP purposes, the loans, CMBS and derivatives are accounted for at fair value, with all changes in fair value (realized or unrealized) recognized in earnings. The adjustments to Core Earnings outlined above are also applied to the GAAP earnings of our unconsolidated entities.

Income taxes, which principally relate to the operating results of our servicing and conduit businesses which are held in TRSs, decreased $9.0 million primarily due to the finalization of our tax planning strategies associated with the LNR acquisition.

Single Family Residential Segment

As discussed in Note 3 to our condensed consolidated financial statements included herein, the SFR segment was spun off to our stockholders on January 31, 2014.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

The following table presents our summarized results of operations and reconciliation to Core Earnings for the nine months ended September 30, 2014, by business segment (amounts in thousands):

	Real Estate Investment Lending	LNR	Single Family Residential	Total
Revenues	$361,115	$282,193	$—	$643,308
Costs and expenses	(173,111)	(181,372)	(1,882)	(356,365)
Other income	20,983	114,310	—	135,293
Income (loss) from continuing operations before income taxes	208,987	215,131	(1,882)	422,236
Income tax provision	(293)	(13,440)	—	(13,733)
Loss from discontinued operations, net of tax	—	—	(1,551)	(1,551)
Income attributable to non-controlling interests	(3,439)	—	—	(3,439)
Net income (loss) attributable to Starwood Property Trust, Inc.	205,255	201,691	(3,433)	403,513
Add / (Deduct):
Non-cash equity compensation expense	20,787	714	—	21,501
Management incentive fee	—	15,511	—	15,511
Change in Control Plan	—	1,279	—	1,279
Depreciation and amortization	—	1,602	1,540	3,142
Loan loss allowance, net	1,933	—	—	1,933
Interest income adjustment for securities	(808)	8,940	—	8,132
Other non-cash items	—	587	—	587
Reversal of unrealized (gains) / losses on:
Loans held-for-sale	—	(48,018)	—	(48,018)
Securities	(12,027)	(105,313)	—	(117,340)
Derivatives	(16,408)	2,082	—	(14,326)
Foreign currency	15,376	—	—	15,376
Earnings from unconsolidated entities	—	(5,263)	—	(5,263)
Recognition of realized gains / (losses) on:
Loans held-for-sale	—	46,045	—	46,045
Securities	10,992	22,306	—	33,298
Derivatives	(851)	(1,810)	—	(2,661)
Foreign currency	(1,139)	—	—	(1,139)
Earnings from unconsolidated entities	—	—	—	—
Core Earnings	$223,110	$140,353	$(1,893)	$361,570
Core Earnings per Weighted Average Diluted Share	$1.03	$0.65	$(0.01)	$1.67

The following table presents our summarized results of operations and reconciliation to Core Earnings for the nine months ended September 30, 2013, by business segment (amounts in thousands):

	Real Estate Investment Lending	LNR	Single Family Residential	Total
Revenues	$273,673	$152,656	$—	$426,329
Costs and expenses	(141,743)	(108,609)	—	(250,352)
Other income	23,240	52,162	—	75,402
Income from continuing operations before income taxes	155,170	96,209	—	251,379
Income tax provision	(1,645)	(24,034)	—	(25,679)
Loss from discontinued operations, net of tax	—	—	(12,044)	(12,044)
Income attributable to non-controlling interests	(3,599)	—	—	(3,599)
Net income (loss) attributable to Starwood Property Trust, Inc.	149,926	72,175	(12,044)	210,057
Add / (Deduct):
Non-cash equity compensation expense	12,870	—	—	12,870
Management incentive fee	47	4,775	—	4,822
Change in Control Plan	—	15,803	—	15,803
Depreciation and amortization	—	346	2,981	3,327
Loan loss allowance	1,915	—	—	1,915
Interest income adjustment for securities	(832)	4,680	—	3,848
(Gains) / losses on:
Loans held for sale	—	(6,011)	—	(6,011)
Securities	(463)	(11,410)	—	(11,873)
Impairment of real estate	—	—	536	536
Gain on foreclosure of non-performing loans	—	—	(3,320)	(3,320)
Derivatives	1,744	5,049	—	6,793
Foreign currency	(3,722)	—	—	(3,722)
Earnings from unconsolidated entities	—	(1,432)	—	(1,432)
U.S. special servicing intangible	—	(2,175)	—	(2,175)
Core Earnings (Loss)	$161,485	$81,800	$(11,847)	$231,438
Core Earnings (Loss) per Weighted Average Diluted Share	$1.03	$0.52	$(0.08)	$1.47

Lending Segment

The Lending Segment’s Core Earnings increased by $61.6 million, from $161.5 million during the nine months ended September 30, 2013 to $223.1 million during the nine months ended September 30, 2014. After making adjustments for the calculation of Core Earnings, revenues were $360.3 million, costs and expenses were $150.4 million, other income was $16.9 million and income taxes were $0.3 million.

Core revenues, consisting principally of interest income on loans, increased by $87.5 million due to growth of $1.4 billion in our loan portfolio since September 30, 2013.

Core costs and expenses increased by $23.5 million, primarily due to (i) a $29.2 million increase in interest expense associated with the various facilities utilized to fund the growth of our investment portfolio and (ii) a $10.2 million increase in general and administrative expenses primarily due to higher legal fees principally associated with the administration of our financing facilities and higher compensation expense, all partially offset by the absence of $18.0 million of costs associated with the LNR acquisition in 2013.

Core other income decreased by $3.9 million on a net basis principally due to lower gains on sales of investments.  The nature and timing of investment sales will depend upon a variety of factors, including our current outlook and strategy with respect to an investment, other available investment opportunities, and market pricing. As a result, gains (or losses) from sales of our investments have fluctuated over time, and we would expect this variability to continue for the foreseeable future.

LNR Segment

The Company acquired LNR on April 19, 2013.  Therefore, a comparison of the LNR Segment Core Earnings for the nine months ended September 30, 2014 to the nine months ended September 30, 2013 is not meaningful as the current year period has an additional 108 days of operational activity.

The LNR Segment contributed Core Earnings of $140.3 million during the nine months ended September 30, 2014. After making adjustments for the calculation of Core Earnings, revenues were $291.1 million, costs and expenses were $161.7 million, other income was $24.3 million and income taxes were $13.4 million.

Core revenues benefited from servicing fees of $172.8 million, CMBS interest income of $92.2 million, interest income on our conduit loans of $9.1 million, and $17.0 million of other revenues, including $9.6 million of management fees and $6.5 million of rental income. Our U.S. servicing operation earned $138.9 million in fees during the period while our European servicer earned $33.9 million. The treatment of CMBS interest income on a GAAP basis is complicated by our application of the ASC 810 consolidation rules. In an attempt to treat these securities similar to the trust’s other investment securities, we compute core interest income pursuant to an effective yield methodology. In doing so, we segregate the portfolio into various categories based on the components of the bonds’ cash flows and the volatility related to each of these components. We then accrete interest income on an effective yield basis using the components of cash flows that are reliably estimable. Other minor adjustments are made to reflect management’s expectations for other components of the projected cash flow stream.

Included in core costs and expenses were general and administrative expenses of $112.9 million, allocated interest expense of $14.7 million, amortization expense of $10.7 million, allocated segment management fees of $9.4 million, cost of rental operations of $3.9 million and direct interest expense of $3.5 million. Amortization expense principally represents the amortization of the European special servicing rights intangible, which reflects the deterioration of this asset as fees are earned.

Core other income includes profit realized upon securitization of loans by our conduit business, gains on sales of CMBS, gains and losses on derivatives that were either effectively terminated or novated, and earnings from unconsolidated entities. These items are typically offset by a decrease in the fair value of our domestic servicing rights intangible which reflects the expected amortization of this deteriorating asset, net of increases in fair value due to the attainment of new servicing contracts.  Derivatives include instruments which hedge interest rate risk and credit risk on our conduit loans. For GAAP purposes, the loans, CMBS and derivatives are accounted for at fair value, with all changes in fair value (realized or unrealized) recognized in earnings. The adjustments to Core Earnings outlined above are also applied to the GAAP earnings of our unconsolidated entities.

Income taxes principally relate to the operating results of our servicing and conduit businesses, which are held in TRSs.

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

Cash and Cash Equivalents

As of September 30, 2014, we had cash and cash equivalents of $327.3 million.

Cash Flows for the Nine Months Ended September 30, 2014

	GAAP	VIE Adjustments	Excluding LNR VIEs
Net cash provided by operating activities	$236,544	$(373)	$236,171
Cash Flows from Investing Activities:
Spin-off of SWAY	(111,960)	—	(111,960)
Purchase of investment securities	(67,230)	(127,954)	(195,184)
Proceeds from sales and collections of investment securities	141,165	121,013	262,178
Origination and purchase of loans held-for-investment	(2,123,947)	—	(2,123,947)
Proceeds from principal collections and sale of loans	1,307,822	—	1,307,822
Acquisition and improvement of single family homes and acquisition of non-performing loans, net of sales proceeds	(61,901)	—	(61,901)
Net cash flows from other investments and assets	(8,069)	(1,770)	(9,839)
Decrease in restricted cash, net	8,890	—	8,890
Net cash used in investing activities	(915,230)	(8,711)	(923,941)
Cash Flows from Financing Activities:
Borrowings under financing agreements	2,917,281	—	2,917,281
Principal repayments on borrowings	(2,459,837)	—	(2,459,837)
Payment of deferred financing costs	(11,536)	—	(11,536)
Proceeds from common stock issuances, net of offering costs	581,476	—	581,476
Payment of dividends	(293,607)	—	(293,607)
Distributions to non-controlling interests	(33,582)	—	(33,582)
Issuance of debt of consolidated VIEs	88,412	(88,412)	—
Repayment of debt of consolidated VIEs	(129,724)	129,724	—
Distributions of cash from consolidated VIEs	32,601	(32,601)	—
Net cash provided by financing activities	691,484	8,711	700,195
Net increase in cash and cash equivalents	12,798	(373)	12,425
Cash and cash equivalents, beginning of period	317,627	(276)	317,351
Effect of exchange rate changes on cash	(3,103)	—	(3,103)
Cash and cash equivalents, end of period	$327,322	$(649)	$326,673

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

Cash and cash equivalents increased by $12.4 million during the nine months ended September 30, 2014, reflecting net cash provided by operating activities of $236.2 million and net cash provided by financing activities of $700.2 million partially offset by net cash used in investing activities of $923.9 million.

Net cash provided by operating activities of $236.2 million for the nine months ended September 30, 2014 related primarily to cash interest income of $275.9 million from our loan origination and conduit programs, plus cash interest income on investment securities of $119.5 million. Servicing fees provided cash of $169.7 million and other revenues provided $20.6 million. Offsetting these revenues were cash interest expense of $110.2 million, general and administrative expenses of $99.6 million, a net change in operating assets and liabilities of $75.9 million, management fees of $42.7 million and income tax payments of $19.0 million.

Net cash used in investing activities of $923.9 million for the nine months ended September 30, 2014 related primarily to the origination and acquisition of new loans held-for-investment of $2.1 billion, $112.0 million distributed in connection with the SWAY spin-off, the acquisition and improvement of real estate and non-performing residential loans of $61.9 million, all partially offset by proceeds received from principal repayments and sales of loans of $1.3 billion.

Net cash provided by financing activities of $700.2 million for the nine months ended September 30, 2014 related primarily to net proceeds from our April 2014 equity offering and other common stock issuances of $581.5 million and net borrowings after repayments on our secured debt of $445.9 million, partially offset by dividend distributions of $293.6 million and distributions to non-controlling entities of $33.6 million.

Our Investment Portfolio

Lending Segment

The following table sets forth the amount of each category of investments we owned across various property types within our Lending Segment as of September 30, 2014 and December 31, 2013 (amounts in thousands):

	Face Amount	Carrying Value	Asset Specific Financing	Net Investment	Vintage

September 30, 2014
First mortgages	$3,437,681	$3,380,882	$1,501,346	$1,879,536	1989-2014
Subordinated mortgages	418,221	386,865	2,000	384,865	1998-2014
Mezzanine loans	1,429,777	1,432,994	57,678	1,375,316	2006-2014
Loans transferred as secured borrowings	142,681	142,516	142,575	(59)	N/A
Loan loss allowance	—	(5,917)	—	(5,917)	N/A
RMBS—AFS(1)	283,891	216,319	130,367	85,952	2003 - 2007
CMBS—AFS(1)	97,817	106,086	—	106,086	2012 - 2013
HTM securities(2)	371,700	371,467	58,467	313,000	2013
Equity security	14,819	15,471	—	15,471	N/A
Investments in unconsolidated entities	N/A	47,934	—	47,934	N/A
	$6,196,587	$6,094,617	$1,892,433	$4,202,184

December 31, 2013

First mortgages	$2,749,072	$2,701,731	$1,099,628	$1,602,103	1989 - 2013
Subordinated mortgages	442,475	407,462	4,000	403,462	1999-2013
Mezzanine loans	1,246,841	1,245,728	—	1,245,728	2010-2013
Loans transferred as secured borrowings	180,484	180,414	181,238	(824)	N/A
Loan loss allowance	—	(3,984)	—	(3,984)	N/A
RMBS—AFS(1)	414,020	296,236	127,943	168,293	2003 - 2007
CMBS—AFS(1)	100,648	114,346	—	114,346	2012 - 2013
HTM securities(2)	371,700	368,318	58,467	309,851	2013
Equity security	15,133	15,247	—	15,247	N/A
Investments in unconsolidated entities	N/A	50,167	—	50,167	N/A
	$5,520,373	$5,375,665	$1,471,276	$3,904,389

(1)                                 RMBS and CMBS available-for-sale (“AFS”) securities.

(2)                                 Mandatorily redeemable preferred equity interests in commercial real estate entities and CMBS held-to-maturity (“HTM”).

As of September 30, 2014 and December 31, 2013, our Lending Segment’s investment portfolio, excluding other investments, had the following characteristics based on carrying values:

Collateral Property Type	September 30, 2014	December 31, 2013
Office	37.4%	33.1%
Hospitality	26.8%	25.6%
Multi-family	13.1%	1.3%
Retail	7.2%	11.7%
Mixed Use	7.1%	16.9%
Residential	5.0%	9.6%
Industrial	3.4%	1.8%
	100.0%	100.0%

Geographic Location	September 30, 2014	December 31, 2013
West	30.4%	25.7%
North East	22.9%	20.8%
International	13.1%	15.4%
South East	11.4%	17.7%
Mid Atlantic	9.8%	9.1%
Midwest	7.8%	5.3%
South West	4.6%	6.0%
	100.0%	100.0%

LNR Segment

The following table sets forth the amount of each category of investments we owned within our LNR Segment as of September 30, 2014 and December 31, 2013 (amounts in thousands):

	Face Amount	Carrying Value		Asset Specific Financing	Net Investment
September 30, 2014
CMBS, fair value option	$3,934,692	$697,733	(1)	$—	$697,733
Servicing rights intangibles	N/A	203,503	(2)	—	203,503
Loans held-for-sale, fair value option	248,620	248,165		169,223	78,942
Loans held-for-investment	7,545	4,103		—	4,103
Investments in unconsolidated entities	N/A	69,175		—	69,175
	$4,190,857	$1,222,679		$169,223	$1,053,456
December 31, 2013
CMBS, fair value option	$3,871,803	$550,282	(1)	$—	$550,282
Servicing rights intangibles	N/A	257,736	(2)	—	257,736
Loans held-for-sale, fair value option	209,099	206,672		129,843	76,829
Loans held-for-investment	17,144	12,781		—	12,781
Investments in unconsolidated entities	N/A	76,170		—	76,170
	$4,098,046	$1,103,641		$129,843	$973,798

(1)         Includes $512.8 million and $409.3 million of CMBS reflected in “VIE liabilities” in accordance with ASC 810 as of September 30, 2014 and December 31, 2013, respectively.

(2)         Includes $57.7 million and $80.6 million of servicing rights intangibles reflected in “VIE assets” in accordance with ASC 810 as of September 30, 2014 and December 31, 2013, respectively.

New Credit Facilities

In January 2014, we amended our Lender 1 Repo 1 facility to (i) upsize available borrowings to $1.0 billion from $550 million; (ii) extend the maturity date for loan collateral to January 2019 and for CMBS collateral to January 2016, each from August 2014, and each assuming initial extension options; (iii) allow for up to four additional one-year extension options with respect to any loan collateral that remains financed at maturity, in an effort to match the term of the maturity dates of these assets; (iv) reduce pricing and debt-yield thresholds for purchased assets; and (v) amend certain financial covenants to contemplate the spin-off of the SFR segment.  STWD guarantees certain of the obligations of the consolidated subsidiary, which is the borrower under the repurchase agreement, up to a maximum liability of either 25% or 100% of the then-currently outstanding repurchase price of purchased assets, depending upon the type of asset being financed. In October 2014, we again amended the Lender 1 Repo 1 facility to (i) upsize available borrowings from $1.0 billion to $1.25 billion; (ii) increase the maximum advance rate on certain asset classes; and (iii) amend certain financial covenants.

In May 2014, we amended our Lender 3 Repo 1 facility to (i) increase additional borrowings by $42.7 million; (ii) extend the maturity date for loan collateral to May 2019, assuming the exercise of two one-year extension options; (iii) reduce pricing for all purchased assets; and (iv) increase advance rates for certain purchased assets.

In July 2014, we amended the Lender 2 Repo 1 facility to upsize available borrowings from $225 million to $325 million and reduce pricing.

In July 2014, we amended the Lender 1 Repo 2 facility to reduce available borrowings from $175 million to $145 million.  Term and pricing were unchanged.

In August 2014, we executed a $250 million repurchase facility (“Lender 6 Repo 1”) with a new lender.  The facility has a three year term with a one year extension available at the option of the lender.  The facility carries an annual interest rate of LIBOR + 2.75% and eligible collateral includes identified commercial mortgage loans and other asset types at the discretion of the lender.

In September 2014, we amended the Conduit Repo 1 facility to extend the maturity date to September 2016, assuming the exercise of a one-year extension option, and reduce pricing.

In October 2014, we amended the Conduit Repo 2 facility to extend the maturity date to November 2016 assuming the exercise of a one-year extension.

In October 2014, we amended the Lender 5 Repo 1 facility to extend its maturity date to December 2015 and reduce pricing.

Borrowings under Various Financing Arrangements

The following table is a summary of our financing facilities as of September 30, 2014 (dollar amounts in thousands):

	Current Maturity	Extended Maturity(a)	Pricing	Pledged Asset Carrying Value	Maximum Facility Size		Outstanding balance		Approved but Undrawn Capacity(b)	Unallocated Financing Amount(c)
Lender 1 Repo 1	(d)	(d)	LIBOR + 1.85% to 5.25%	$1,140,557	$1,000,000	(e)	$686,995		$73,405	$239,600
Lender 1 Repo 2	(f)	N/A	LIBOR + 1.90%	214,803	145,000		130,367		—	14,633
Lender 1 Repo 3	Dec 2014	Dec 2016	LIBOR + 2.75%	161,693	120,021		120,021		—	—
Lender 2 Repo 1	Oct 2015	Oct 2018	LIBOR + 1.75% to 2.75%	328,615	325,000		222,802		—	102,198
Lender 3 Repo 1	May 2017	May 2019	LIBOR + 2.85%	180,570	126,733		126,733		—	—
Conduit Repo 1	Sep 2015	Sep 2016	LIBOR + 1.90%	219,928	250,000		165,098		—	84,902
Conduit Repo 2	Nov 2014 (g)	Nov 2014 (g)	LIBOR + 2.10%	5,444	150,000		4,125		—	145,875
Lender 4 Repo 1	Oct 2015	Oct 2017	LIBOR + 2.60%	433,216	340,473		340,473		—	—
Lender 5 Repo 1	Dec 2014 (h)	Dec 2014 (h)	LIBOR + 2.00%	84,140	58,467		58,467		—	—
Lender 6 Repo 1	Aug 2017	Aug 2018	LIBOR + 2.75%	79,493	250,000		64,000		—	186,000
Borrowing Base	Sep 2015	Sep 2017	LIBOR + 3.25%(i)	809,747	285,000	(j)	124,504		—	160,496
Term Loan	Apr 2020	Apr 2020	LIBOR + 2.75%(i)	2,985,124	666,731		664,523	(k)	—	—

				$6,643,330	$3,717,425		$2,708,108		$73,405	$933,704

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

(e)             In October 2014, we amended the Lender 1 Repo 1 facility to upsize available borrowings from $1.0 billion to $1.25 billion.

(f)              The date that is 180 days after the buyer delivers notice to seller, subject to a maximum date of March 13, 2015.

(g)             In October 2014, we amended the Conduit Repo 2 facility to extend the maturity date to November 2016 assuming the exercise of a one-year extension.

(h)             In October 2014, we amended the Lender 5 Repo1 facility to extend the maturity date to December 2015.

(i)              Subject to borrower’s option to choose alternative benchmark based rates pursuant to the terms of the credit agreement. The Term Loan is also subject to a 75 basis point floor.

(j)              Maximum borrowings under this facility were temporarily increased from $250.0 million to $285.0 million. This increase expires on October 17, 2014.

(k)             Term loan outstanding balance is net of $2.2 million of unamortized discount.

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

Variance between Average and Quarter-End Credit Facility Borrowings Outstanding

The following table compares the average amount outstanding of our secured financing agreements during each quarter and the amount outstanding as of the end of each quarter, together with an explanation of significant variances:

Quarter Ended	Quarter-End Balance (in 000’s)	Weighted-Average Balance During Quarter (in 000’s)	Variance (in 000’s)	Explanations for Significant Variances
December 31, 2013	2,257,560	1,850,572	406,988	(a)
March 31, 2014	2,601,062	2,536,926	64,136	(b)
June 30, 2014	2,561,267	2,366,435	194,832	(c)
September 30, 2014	2,708,108	2,766,428	(58,320)	(d)

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

(d)         Variance primarily due to the following: (i) $51.2 million repayment on the Lender 1 Repo 1 facility in September 2014; (ii) $137.7 million repayment on the Conduit Repo 2 facility in August 2014; offset by (iii) $116.5 million draw on the Borrowing Base facility in September 2014.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities

The following scheduled and/or projected principal repayments on our investments were based upon the amounts outstanding and contractual terms of the financing facilities in effect as of September 30, 2014 (amounts in thousands):

	Scheduled Principal Repayments on Loans and Preferred Interests	Scheduled/Projected Principal Repayments on RMBS and CMBS	Projected Required Repayments of Financing	Scheduled Principal Inflows Net of Financing Outflows
Fourth Quarter 2014	268,624	27,238	(231,992)	63,870
First Quarter 2015	23,730	12,717	(133,843)	(97,396)
Second Quarter 2015	54,474	21,387	(6,401)	69,460
Third Quarter 2015	9,207	12,486	(3,433)	18,260
Total	$356,035	$73,828	$(375,669)	$54,194

In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

Issuances of Equity Securities

We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At September 30, 2014, we had 100,000,000 shares of preferred stock available for issuance and 277,611,199 shares of common stock available for issuance.

On May 15, 2014, we established the DRIP Plan which provides stockholders with a means of purchasing additional shares of our common stock by reinvesting the cash dividends paid on our common stock and by making additional optional cash purchases.  Shares of our common stock purchased under the DRIP Plan will either be issued directly by the Company or purchased in the open market by the plan administrator.

On May 27, 2014, we entered into the ATM Agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell shares of the Company’s common stock of up to $500 million from time to time, through an “at the market” equity offering program. Sales of shares under the ATM Agreement will be made by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices.

Refer to Note 15 of our condensed consolidated financial statements included herein for discussion of our issuances of equity securities during the nine months ended September 30, 2014.

Repurchases of Equity Securities

On September 26, 2014, our board of directors authorized and announced the repurchase of up to $250 million of our outstanding common stock over a period of one year. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are discretionary and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time.

Other Potential Sources of Financing

On October 8, 2014, we issued $431.3 million in aggregate principal of our 3.75% Convertible Senior Notes due 2017.

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

The Company’s board of directors declared the following dividends during the nine months ended September 30, 2014:

Record Date	Declare Date	Pay Date	Amount	Frequency
9/30/14	8/6/14	10/15/14	$0.48	Quarterly
6/30/14	5/6/14	7/15/14	$0.48	Quarterly
3/31/14	2/24/14	4/15/14	$0.48	Quarterly

On November 5, 2014, our board of directors declared a dividend of $0.48 per share for the fourth quarter of 2014, which is payable on January 15, 2015 to common stockholders of record as of December 31, 2014.

Leverage Policies

Our strategies with regards to use of leverage have not changed significantly since December 31, 2013.  Please refer to our Form 10-K for a description of our strategies regarding use of leverage.

Contractual Obligations and Commitments

Contractual obligations as of September 30, 2014 are as follows (amounts in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Secured financings(a)	$2,710,316	$375,669	$463,140	$1,238,620	$632,887
Convertible senior notes	1,059,978	—	—	1,059,978	—
Secured borrowings on transferred loans(b)	142,681	13,622	129,059	—	—
Loan funding obligations	2,226,028	1,107,857	1,103,705	14,466	—
Future lease commitments	38,645	6,682	11,901	11,419	8,643
Total	$6,177,648	$1,503,830	$1,707,805	$2,324,483	$641,530

(a)         Includes available extension options.

(b)         These amounts relate to financial asset sales that were required to be accounted for as secured borrowings. As a result, the assets we sold remain on our consolidated balance sheet for financial reporting purposes. Such assets are expected to provide match funding for these liabilities.

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

We seek to further manage credit risk associated with our loans held-for-sale through the purchase of credit index instruments.  The following table presents our credit index instruments as of September 30, 2014 and December 31, 2013 (dollar amounts in thousands):

	Face Value of Loans Held-for-Sale	Aggregate Notional Value of Credit Index Instruments	Number of Credit Index Instruments
September 30, 2014	$248,620	$35,000	7
December 31, 2013	$209,099	$50,000	4

Our RMBS portfolio had a weighted average Standard and Poor’s rating of B-, as of both September 30, 2014 and December 31, 2013.  Our CMBS fair value option portfolio, including CMBS eliminated in consolidation pursuant to ASC 810 and excluding unrated CMBS, had a weighted average rating of CCC and CC, as of September 30, 2014 and December 31, 2013, respectively.

As of September 30, 2014, we had not elected the fair value option for the following CMBS (1) $105.5 million of an available-for-sale CMBS rated BB+, (2) $84.1 million of a held-to-maturity CMBS rated BB-, and (3) a $0.5 million interest-only debt security rated BBB-.

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations such as repurchase agreements, bank credit facilities, term loans, revolving facilities and securitizations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we mitigate such interest rate risk through the utilization of interest rate swaps of the same duration. The following table presents financial instruments where we have utilized interest rate swaps to hedge interest rate risk and the related interest rate swaps as of September 30, 2014 and December 31, 2013 (dollar amounts in thousands):

	Face Value of Hedged Instruments	Aggregate Notional Value of Interest Rate Swaps	Number of Interest Rate Swaps
Instrument hedged as of September 30, 2014

Loans held-for-investment	$17,348	$17,368	3
Loans held-for-sale	248,620	212,500	45
RMBS, available-for-sale	283,891	74,000	3
Secured financing agreements	126,235	132,561	7
	$676,094	$436,429	58

Instrument hedged as of December 31, 2013

Loans held-for-investment	$60,810	$60,905	4
Loans held-for-sale	209,099	175,400	41
RMBS, available-for-sale	414,020	25,000	2
CMBS, fair value option	18,939	9,700	1
Secured financing agreements	168,766	177,100	8
	$871,634	$448,105	56

The following table summarizes the estimated annual change in net investment income for our LIBOR-based investments and our LIBOR-based debt assuming increases or a decrease in LIBOR and adjusted for the effects of our interest rate hedging activities (amounts in thousands):

Income (Expense) Subject to Interest Rate Sensitivity	Variable-rate investments and indebtedness	3.0% Increase	2.5% Increase	2.0% Increase	1.5% Increase	1.0% Increase	1.0% Decrease (1)
Investment income from variable-rate investments	$4,283,671	$132,880	$109,520	$86,169	$62,878	$39,852	$(6,640)
Interest expense from variable-rate debt	(2,579,950)	(73,965)	(61,066)	(48,166)	(35,266)	(22,366)	4,386
Net investment income from variable rate instruments	$1,703,721	$58,915	$48,454	$38,003	$27,612	$17,486	$(2,254)

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

Consistent with our strategy of hedging foreign currency exposure on certain investments, we typically enter into a series of forwards to fix the U.S. dollar amount of foreign currency denominated cash flows (interest and principal payments) we expect to receive from our foreign currency denominated loan and CMBS investments. Accordingly, the notional values and expiration dates of our foreign currency hedges approximate the amounts and timing of future payments we expect to receive on the related investments.  The following table represents our current currency hedge exposure as it relates to our loan investments and a CMBS investment denominated in foreign currencies, along with the aggregate notional amount of the hedges in place (amounts in thousands except for number of contracts, using the September 30, 2014 pound sterling (“GBP”) closing rate of 1.6213, Euro (“EUR”) closing rate of 1.2631, Swedish Krona (“SEK”) closing rate of 0.1386, Norwegian Krone (“NOK”) closing rate of 0.1556, Danish Krone (“DKK”) closing rate of 0.1697):

Carrying Value of Investment	Local Currency	Number of foreign exchange contracts	Aggregate Notional Value of Hedges Applied	Expiration Range of Contracts
$10,620	GBP	15	11,917	October 2014 – March 2016
105,547	GBP	3	114,241	March 2015 – March 2016
24,072	GBP	9	28,660	October 2014 – August 2016
27,976	EUR	6	33,565	November 2014 – February 2016
96,269	GBP	11	121,334	October 2014 – April 2017
48,502	GBP	6	57,551	October 2014 – January 2016
57,004	EUR	19	60,881	October 2014 – October 2016
1,643	GBP	1	4,057	March 2015
7,999	EUR, DKK, NOK, SEK	5	13,279	December 2015
28,657	EUR	4	34,657	February 2016 – October 2016
15,471	GBP	15	18,449	October 2014 – January 2018

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

Changes in Internal Control Over Financial Reporting.  No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information regarding our purchases of common stock during the three months ended September 30, 2014:

Period	Total number of shares purchased	Average repurchase price per share	Number of shares purchased as part of publicly announced program (1)	Value of shares available for purchase under the program (in thousands)
September 2014	587,900	$22.10	587,900	$237,007

(1)                                 On September 26, 2014, our board of directors authorized and announced the repurchase of up to $250 million of our outstanding common stock over a period of one year.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD PROPERTY TRUST, INC.

Date: November 5, 2014	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: November 5, 2014	By:	/s/ RINA PANIRY
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