Form 10-K
period 2014-12-31
STARWOOD PROPERTY TRUST, INC.
filed 2015-02-25
CIK 1465128

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Registrant's telephone number, including area code (203) 422-8100

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2014, the aggregate market value of the voting stock held by non-affiliates was $5,195,893,119 based on the reported last sale price of our common stock on June 30, 2014. Shares of our common stock held by affiliates, which includes officers and directors of the registrant, have been excluded from this calculation. This calculation does not reflect a determination that persons are affiliates for any other purposes. The number of shares of the issuer's common stock, $0.01 par value, outstanding as of February 20, 2015 was 223,539,916.

DOCUMENTS INCORPORATED BY REFERENCE

         Documents Incorporated By Reference: The information required by Part III of this Form 10-K, to the extent not set forth herein or by amendment, is incorporated by reference from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or prior to April 30, 2015.

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

PART I

Item 1.    Business.

        The following description of our business should be read in conjunction with the information included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2014. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in "Risk Factors" and elsewhere in this Annual Report on Form 10-K. References in this Annual Report on Form 10-K to "we," "our," "us," or the "Company" refer to Starwood Property Trust, Inc. and its subsidiaries.

General

        Starwood Property Trust, Inc. ("STWD" together with its subsidiaries, "we" or the "Company") is a Maryland corporation that commenced operations in August 2009 upon the completion of our initial public offering ("IPO"). We are focused primarily on originating, acquiring, financing and managing commercial mortgage loans and other commercial real estate debt investments, commercial mortgage-backed securities ("CMBS"), and other commercial real estate-related debt investments in both the U.S. and Europe. We refer to the following as our target assets:

  •
  commercial real estate mortgage loans, including preferred equity interests;

  •
  CMBS; and

  •
  other commercial real estate-related debt investments.

        Our target assets may also include residential mortgage-backed securities ("RMBS"), certain residential mortgage loans, distressed or non-performing commercial loans, commercial properties subject to net leases and equity interests in commercial real estate. As market conditions change over time, we may adjust our strategy to take advantage of changes in interest rates and credit spreads as well as economic and credit conditions.

        On April 19, 2013, we acquired the equity of LNR Property LLC ("LNR") and certain of its subsidiaries for an initial agreed upon purchase price of approximately $859 million, which was reduced for transaction expenses and distributions occurring after September 30, 2012, resulting in cash consideration of approximately $730 million. Immediately prior to the acquisition, an affiliate of the Company acquired the remaining equity comprising LNR's commercial property division for a purchase price of $194 million. The portion of the LNR business acquired by us includes the following: (i) servicing businesses in both the U.S. and Europe that manage and work out problem assets, (ii) an investment business that is focused on selectively acquiring and managing real estate finance investments, including unrated, investment grade and non-investment grade rated CMBS, including subordinated interests of securitization and resecuritization transactions, and high yielding real estate loans; and (iii) a mortgage loan business which originates conduit loans for the primary purpose of selling these loans into securitization transactions.

        We have two reportable business segments as of December 31, 2014:

  •
  Real estate lending (the "Lending Segment")—includes all business activities of the Company, excluding the real estate investing and servicing segment. The Lending Segment generally represents investments in real estate-related loans and securities that are held-for-investment.

  •
  Real estate investing and servicing (the "Investing and Servicing Segment")—formerly referred to as the "LNR Segment", this segment includes all business activities of the acquired LNR business excluding the consolidation of securitization variable interest entities ("VIEs").

        On January 31, 2014, we completed the spin-off of our former single family residential ("SFR") segment to our stockholders. The newly-formed real estate investment trust ("REIT"), Starwood Waypoint Residential Trust ("SWAY"), is listed on the New York Stock Exchange ("NYSE") and trades under the ticker symbol "SWAY." Our stockholders received one common share of SWAY for every five shares of our common stock held at the close of business on January 24, 2014. As part of the spin-off, we contributed $100 million to the unlevered balance sheet of SWAY to fund its growth and operations. As of January 31, 2014, SWAY held net assets of $1.1 billion. The net assets of SWAY consisted of approximately 7,200 units of single-family homes and residential non-performing mortgage loans as of January 31, 2014. In connection with the spin-off, 40.1 million shares of SWAY were issued. Refer to Note 3 to our consolidated financial statements (the "Consolidated Financial Statements") included under Item 8 herein for additional information regarding SFR segment financial information, which has been presented within discontinued operations in the consolidated statements of operations.

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

Investment Strategy

        We seek to attain attractive risk-adjusted returns for our investors over the long term by sourcing and managing a diversified portfolio of target assets, financed in a manner that is designed to deliver attractive returns across a variety of market conditions and economic cycles. Our investment strategy focuses on a few fundamental themes:

  •
  origination and acquisition of real estate debt assets with an implied basis sufficiently low to weather declines in asset values;

  •
  focus on real estate markets and asset classes with strong supply and demand fundamentals and/or barriers to entry;

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

Our Target Assets

        We invest in target assets secured primarily by U.S. or European collateral. We focus primarily on originating or opportunistically acquiring commercial mortgage whole loans, B-notes, mezzanine loans, preferred equity and mortgage-backed securities. We may invest in performing and non-performing mortgage loans and other real estate-related loans and debt investments. We may acquire target assets through portfolio or other acquisitions. Our Manager targets desirable markets where it has expertise in the real estate collateral underlying the assets being acquired. Our target assets include the following types of loans and other investments with respect to commercial real estate:

  •
  Whole mortgage loans:  loans secured by a first mortgage lien on a commercial property that provide mortgage financing to commercial property developers or owners generally having maturity dates ranging from three to ten years;

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

  •
  Corporate bonds:  debt securities issued by commercial real estate operating or finance companies that may or may not be secured by such companies' assets, including:

  •
  investment grade corporate bonds,

  •
  below investment grade corporate bonds, and

  •
  unrated corporate bonds.;

  •
  Equity:  equity interests in commercial real estate properties.

        We have also invested in the following types of loans and other debt investments relating to residential real estate:

  •
  Non-Agency RMBS:  securities collateralized by residential mortgage loans that are not guaranteed by any U.S. Government agency or federally chartered corporation; and

  •
  Residential mortgage loans:  loans secured by a first mortgage lien on residential property.

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

  •
  Commercial real estate owned ("REO"):  commercial properties purchased from CMBS trusts; and

  •
  Commercial non-performing loans ("NPLs"):  as part of our efforts to attain additional servicing rights in Europe, we may acquire a minority interest in portfolios of NPLs, alongside other majority investors.

Business Segments

        We currently operate our business in two reportable segments: the Lending Segment and the Investing and Servicing Segment. Refer to Note 23 to our Consolidated Financial Statements for our results of operations and financial position by business segment.

Lending Segment

        The following table sets forth the amount of each category of investments we owned across various property types within our Lending Segment as of December 31, 2014 and 2013 (amounts in thousands):

	Face Amount	Carrying Value	Asset Specific Financing	Net Investment	Vintage
December 31, 2014
First mortgages	$3,863,318	$3,801,751	$1,803,955	$1,997,796	1989 - 2014
Subordinated mortgages	374,859	345,091	2,000	343,091	1998 - 2014
Mezzanine loans	1,601,453	1,605,478	57,678	1,547,800	2005 - 2014
Loans transferred as secured borrowings	129,570	129,427	129,441	(14)	N/A
Loan loss allowance	—	(6,031)	—	(6,031)	N/A
RMBS—AFS(1)	270,783	207,053	101,886	105,167	2003 - 2007
CMBS—AFS(1)	93,686	100,349	—	100,349	2012 - 2013
HTM securities(2)	440,253	441,995	97,103	344,892	2013 - 2014
Equity security	14,237	15,120	—	15,120	N/A
Investments in unconsolidated entities	N/A	152,012	—	152,012	N/A

	$6,788,159	$6,792,245	$2,192,063	$4,600,182

December 31, 2013
First mortgages	$2,749,072	$2,701,731	$1,099,628	$1,602,103	1989 - 2013
Subordinated mortgages	442,475	407,462	4,000	403,462	1999 - 2013
Mezzanine loans	1,246,841	1,245,728	—	1,245,728	2010 - 2013
Loans transferred as secured borrowings	180,484	180,414	181,238	(824)	N/A
Loan loss allowance	—	(3,984)	—	(3,984)	N/A
RMBS—AFS(1)	414,020	296,236	127,943	168,293	2003 - 2007
CMBS—AFS(1)	100,648	114,346	—	114,346	2012 - 2013
HTM securities(2)	371,700	368,318	58,467	309,851	2013
Equity security	15,133	15,247	—	15,247	N/A
Investments in unconsolidated entities	N/A	50,167	—	50,167	N/A

	$5,520,373	$5,375,665	$1,471,276	$3,904,389

(1)
RMBS and CMBS available-for-sale ("AFS") securities.

(2)
Mandatorily redeemable preferred equity interests in commercial real estate entities and CMBS held-to-maturity ("HTM").

        As of December 31, 2014 and 2013, our Lending Segment's investment portfolio, excluding RMBS and other investments, had the following characteristics based on carrying values:

Collateral Property Type	December 31, 2014	December 31, 2013
Office	42.1%	33.1%
Hospitality	24.7%	25.6%
Multi-family	13.1%	1.3%
Mixed Use	8.8%	16.9%
Retail	8.3%	11.7%
Industrial	1.9%	1.8%
Residential	1.1%	9.6%

	100.0%	100.0%

Geographic Location	December 31, 2014	December 31, 2013
North East	26.8%	20.8%
West	25.6%	25.7%
International	14.2%	15.4%
South East	12.4%	17.7%
Midwest	8.5%	5.3%
Mid Atlantic	6.4%	9.1%
South West	6.1%	6.0%

	100.0%	100.0%

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

        The weighted average coupon for first mortgages, subordinated mortgages and mezzanine loans originated by the Lending Segment during the year ended December 31, 2014 was 4.6%, 8.5% and 10.2%, respectively. The following table summarizes the activity in the Lending Segment's loan portfolio and the associated changes in future funding commitments associated with these loans during the year ended December 31, 2014 (amounts in thousands):

	Principal Balance	Future Funding Commitments
Balance at January 1, 2014	$4,531,351	$915,002
Acquisitions/originations/additional funding	3,004,263	1,777,111
Capitalized interest(1)	49,611	—
Loans sold	(500,778)	(424,940)
Loan maturities/principal repayments	(1,238,434)	(139,408)
Discount accretion/premium amortization	21,287	—
Unrealized foreign currency remeasurement (loss) gain	(47,392)	(26,762)
Capitalized cost written off	—	—
Change in loan loss allowance, net	(2,047)	—
Transfer to/from other asset classifications	57,855	—

Balance at December 31, 2014	$5,875,716	$2,101,003

(1)
Represents accrued interest income on loans whose terms do not require current payment of interest.

        As of December 31, 2014, the Lending Segment's loans held-for-investment, HTM securities and CMBS had a weighted-average maturity of 3.7 years, inclusive of extension options that management believes are probable of exercise. The table below shows the carrying value expected to mature annually for our loans held-for-investment, HTM securities and CMBS (amounts in thousands, except number of investments maturing).

Year of Maturity	Number of Investments Maturing(1)	Carrying Value	% of Total
2015	8	$63,149	1.0%
2016	40	1,122,747	17.8%
2017	72	947,482	15.1%
2018	76	1,958,018	31.1%
2019	69	1,368,807	21.8%
2020	23	518,002	8.2%
2021	1	4,664	0.1%
2022	—	—	—%
2023	4	52,178	0.8%
2024 and thereafter	18	259,617	4.1%

Total	311	$6,294,664	100.0%

(1)
Excludes loans transferred as secured borrowings, RMBS, equity security and investments in unconsolidated entities.

Investing and Servicing Segment

        The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of December 31, 2014 and 2013 (amounts in thousands):

	Face Amount	Carrying Value		Asset Specific Financing	Net Investment
December 31, 2014
CMBS, fair value option	$4,281,364	$753,553	(1)	$—	$753,553
Servicing rights intangibles	N/A	190,207	(2)	—	190,207
Loans held-for-sale, fair value option	390,342	391,620		208,363	183,257
Loans held-for-investment	34,703	32,949		—	32,949
Investments in unconsolidated entities	N/A	48,693		—	48,693
Commercial real estate	N/A	39,854		14,000	25,854

	$4,706,409	$1,456,876		$222,363	$1,234,513

December 31, 2013
CMBS, fair value option	$3,871,803	$550,282	(1)	$—	$550,282
Servicing rights intangibles	N/A	257,736	(2)	—	257,736
Loans held-for-sale, fair value option	209,099	206,672		129,843	76,829
Loans held-for-investment	17,144	12,781		—	12,781
Investments in unconsolidated entities	N/A	76,170		—	76,170
Commercial real estate	N/A	—		—	—

	$4,098,046	$1,103,641		$129,843	$973,798

(1)
Includes $519.8 million and $409.3 million of CMBS reflected in "VIE liabilities" in accordance with Accounting Standards Codification ("ASC") 810 as of December 31, 2014 and 2013, respectively.

(2)
Includes $46.1 million and $80.6 million of servicing rights intangibles reflected in "VIE assets" in accordance with ASC 810 as of December 31, 2014 and 2013, respectively.

        As of December 31, 2014, the Investing and Servicing Segment's CMBS and loans held-for-investment had a weighted-average expected maturity of 8.5 years. The table below shows the carrying value expected to mature annually over the next ten years (amounts in thousands, except number of investments maturing).

Year of Maturity	Number of Investments Maturing(1)	Carrying Value	% of Total
2015	65	$18,463	2.3%
2016	31	12,331	1.6%
2017	7	21,087	2.7%
2018	24	26,975	3.4%
2019	21	37,768	4.8%
2020	10	54,625	7.0%
2021	7	29,509	3.8%
2022	3	3,548	0.5%
2023	19	109,069	13.9%
2024	112	471,920	60.0%

Total	299	$785,295	100.0%

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

        Our Manager draws upon the experience and expertise of Starwood Capital Group's team of professionals and support personnel operating in twelve cities across six countries. Our Manager also benefits from Starwood Capital Group's dedicated asset management group operating in offices located in the U.S. and abroad. We also benefit from Starwood Capital Group's portfolio management, finance and administration functions, which address legal, compliance, investor relations and operational matters, asset valuation, risk management and information technologies in connection with the performance of our Manager's duties.

Employees

        As of December 31, 2014, the Company has 468 full-time employees, nearly all of which are within the Investing and Servicing Segment. The majority of these employees are real estate professionals located throughout the U.S. and Europe.

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

        We utilize taxable REIT subsidiaries ("TRS") to reduce the impact of the prohibited transaction tax and to avoid penalty for the holding of assets not qualifying as real estate assets for purposes of the REIT asset tests. Any income associated with a TRS is fully taxable because a TRS is subject to federal and state income taxes as a domestic C corporation based upon its net income.

        See Item 1A—"Risk Factors—Risks Related to Our Taxation as a REIT" for additional tax status information.

Leverage Policies

        Refer to Item 7—"Management Discussion and Analysis of Financial Condition and Results of Operations—Leverage Policies."

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

  •
  not more than 25% of our equity will be invested in any individual asset without the consent of a majority of our independent directors; and

  •
  any investment of up to $50 million requires the approval of our Manager's Investment Committee; any investment in excess of $50 million also requires the approval of our Chief Executive Officer; any investment from $150 million to $250 million also requires the approval of the Investment Committee of our board of directors; and any investment in excess of $250 million also requires the approval of our board of directors.

        These investment guidelines may be changed from time to time by our board of directors without the approval of our stockholders. In addition, both our Manager and our board of directors must approve any change in our investment guidelines that would modify or expand the types of assets in which we invest.

Available Information

        Our website address is www.starwoodpropertytrust.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other filings as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the "SEC"), and also make available on our website the charters for the Audit, Compensation, Nominating and Corporate Governance and Investment Committees of the board of directors and our Code of Business Conduct and Ethics and Code of Ethics for Principal Executive Officer and Senior Financial Officers, as well as our corporate governance guidelines. Copies in print of these documents are available upon request to our Corporate Secretary at the address indicated on the cover of this report. The information on our website is not a part of, nor is it incorporated by reference into, this Annual Report on Form 10-K.

        We intend to post on our website any amendment to, or waiver of, a provision of our Code of Business Conduct and Ethics or Code of Ethics for Principal Executive Officer and Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer or persons performing similar functions and that relates to any element of the code of ethics definition set forth in Item 406 of Regulation S-K of the Securities Act of 1933, as amended.

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

        Our Manager and executive officers may have conflicts between their duties to us and their duties to, and interests in, Starwood Capital Group and its other investment funds. Currently, Starwood Global Opportunity Fund VIII, Starwood Global Opportunity Fund IX and Starwood Capital Hospitality Fund II Global (collectively, the "Starwood Private Real Estate Funds") collectively have the right to invest 25% of the equity capital proposed to be invested by any investment vehicle managed by an entity controlled by Starwood Capital Group in debt interests relating to real estate. Our co-investment rights are subject to, among other things, (i) the determination by our Manager that the proposed investment is suitable for us, and (ii) our Manager's sole discretion as to whether or not to exclude from our investment portfolio at any time any "medium-term loan to own" investment, which our Manager considers to be mortgage loans or other real estate-related loan or debt investments where the proposed originator or acquirer of any such investment has the intent and/or expectation of foreclosing on, or otherwise acquiring the real property securing the loan or investment at any time between 18 and 48 months of its origination or acquisition of the loan or investment. In addition, in the case of opportunities to invest in a portfolio of assets including both equity and debt real estate related investments, we would not have the co-investment rights described above if our Manager determines that less than 50% of the aggregate anticipated investment returns from the portfolio is expected to come from our target assets. Since we are subject to the judgment of our Manager in the application of our co-investment rights, we may not always be allocated 75% of each co-investment opportunity in our target asset classes. Our independent directors periodically review our Manager's and Starwood Capital Group's compliance with the co-investment provisions described above, but they do not approve each co-investment by the Starwood Private Real Estate Funds and us unless the amount of capital we invest in the proposed co-investment otherwise requires the review and approval of our independent directors pursuant to our investment guidelines. Pursuant to the exclusivity provisions of the Starwood Private Real Estate Funds, our investment strategy may not include either (i) equity interests in real estate or (ii) "near-term loan to own" investments, in each case (of both (i) and (ii)) if such investments are expected, at the time such investment is made, to produce an internal rate of return ("IRR") in excess of 14%. Therefore, our board of directors does not have the flexibility to expand our investment strategy to include equity interests in real estate or "near- term loan to own" investments with such an IRR expectation.

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

        In addition, as described above, on January 31, 2014 we distributed all of the common shares of SWAY, our former wholly-owned subsidiary, to our stockholders of record on January 24, 2014, which completed the spin-off of our portfolio of single-family rental homes and distressed and non-performing residential mortgage loans. Pursuant to a co-investment and allocation agreement dated January 31, 2014 among SWAY's external manager, SWAY and Starwood Capital Group (the "Co-Investment Agreement"), Starwood Capital Group has agreed that neither it nor any entity controlled by it (including us) will sponsor or manage any U.S. publicly traded entity (other than SWAY) that invests primarily in single-family residential rental homes or distressed and non-performing single-family residential mortgage loans for so long as the management agreement between SWAY and SWAY's external manager is in effect and SWAY's external manager and Starwood Capital Group are under common control. However, SWAY's external manager and Starwood Capital Group and their respective affiliates, including our Manager, may sponsor or manage (1) a U.S. publicly traded entity (including us) that invests generally in real estate assets, including rental homes or distressed and non-performing single-family residential mortgage loans, so long as any such entity does not invest primarily in single-family residential rental homes or distressed and non-performing single-family residential mortgage loans, or (2) a private or foreign entity that invests primarily in single-family residential rental homes or distressed and non-performing single-family residential mortgage loans; provided that, in each case, Starwood Capital Group will adopt a policy that either (a) provides for the fair and equitable allocation of investment opportunities between any such entity and SWAY or (b) provides SWAY the right to co-invest with any such entity, in each case subject to the suitability of each investment opportunity for any such entity and SWAY and any such entity's and SWAY's availability of cash for investment.

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

        Pursuant to the Co-Investment Agreement, if an investment proposed to be made by any entity controlled by Starwood Capital Group (including us) or SWAY consists of single-family rental homes and/or distressed and non-performing single-family residential mortgage loans (or a portfolio that contains equity interests relating to real estate, if SWAY's external manager determines that more than 50% of the aggregate anticipated investment returns from the portfolio are expected to come from single-family rental homes and/or distressed and non-performing single-family residential mortgage loans), SWAY will have the right to invest at least 75% of the equity capital proposed to be invested in such investment. Whether any entity controlled by Starwood Capital Group (including us) or SWAY exercises all or any part of its co-investment right will be subject to, among other things, the determination by the sponsor, manager (including our Manager) or general partner, as the case may be, of each entity controlled by Starwood Capital Group (including us) that the investment is suitable for such entity and the determination by SWAY's external manager (also an affiliate of Starwood Capital Group) that the investment is suitable for SWAY.

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

        Excluding LNR, we do not have any employees except for Andrew Sossen, our Chief Operating Officer, Executive Vice President, General Counsel and Chief Compliance Officer, and Rina Paniry, our Chief Financial Officer and Treasurer, whom Starwood Capital Group has seconded to us exclusively. Mr. Sossen and Ms. Paniry are also employees of other entities affiliated with our Manager and, as a result, are subject to potential conflicts of interest in service as our employees and as employees of such entities.

        See also "Certain agreements with SWAY may not reflect terms that would have resulted from arm's-length negotiations among unaffiliated third parties" for a discussion of additional conflicts of interest related to the spin-off of SWAY.

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

        Our Manager is authorized to follow very broad investment guidelines which enable our Manager to make investments on our behalf in a wide array of assets. Our board of directors will periodically review our investment guidelines and our investment portfolio but will not, and will not be required to, review all of our proposed investments, except if the investment requires us to commit either at least $150 million of capital or 25% of our equity in any individual asset. In addition, in conducting periodic reviews, our board of directors may rely and may make investments through affiliates primarily on information provided to them by our Manager. Furthermore, our Manager may use complex strategies, and transactions entered into by our Manager may be costly, difficult or impossible to unwind by the time they are reviewed by our board of directors. Our Manager (or such affiliates) has great latitude within the broad parameters of our investment guidelines in determining the types and amounts of target assets it decides are attractive investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results. Further, decisions made and investments and financing arrangements entered into by our Manager may not fully reflect the best interests of our stockholders.

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

        We are generally required to distribute to our stockholders at least 90% of our taxable income each year for us to qualify as a REIT under the Code, which requirement we currently intend to satisfy through quarterly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. We have not established a minimum distribution payment level, and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors contained in this Annual Report on Form 10-K. Although we have made, and anticipate continuing to make, quarterly distributions to our stockholders, our board of directors has the sole discretion to determine the timing, form and amount of any future distributions to our stockholders, and such determination will depend on our earnings, our financial condition, debt covenants, maintenance of our REIT qualification and other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to continue to pay distributions to our stockholders:

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

        A dislocation and/or weakness in the capital and credit markets could adversely affect one or more private lenders and could cause one or more of our private lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, if regulatory capital requirements imposed on our private lenders change, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price.

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

        We utilize warehouse facilities pursuant to which we accumulate mortgage loans in anticipation of a securitization financing, which assets are pledged as collateral for such facilities until the securitization transaction is consummated. In order to borrow funds to acquire assets under any future warehouse facilities, we expect that our lenders thereunder would have the right to review the potential assets for which we are seeking financing. We may be unable to obtain the consent of a lender to acquire assets that we believe would be beneficial to us and we may be unable to obtain alternate financing for such assets. In addition, no assurance can be given that a securitization transaction would be consummated with respect to the assets being warehoused. If the securitization is not consummated, the lender could liquidate the warehoused collateral and we would then have to pay any amount by which the original purchase price of the collateral assets exceeds its sale price, subject to negotiated caps, if any, on our exposure. In addition, regardless of whether the securitization is consummated, if any of the warehoused collateral is sold before the consummation, we would have to bear any resulting loss on the sale. No assurance can be given that we will be able to obtain future warehouse facilities on favorable terms, or at all.

The utilization of any of our repurchase facilities is subject to the pre-approval of the lender.

        We utilize repurchase agreements to finance the purchase of certain investments. In order for us to borrow funds under a repurchase agreement, our lender must have the right to review the potential assets for which we are seeking financing and approve such assets in its sole discretion. Accordingly, we may be unable to obtain the consent of a lender to finance an investment and alternate sources of financing for such asset may not exist.

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

        We utilize non-recourse securitizations of our investments in mortgage loans to the extent consistent with the maintenance of our REIT qualification and exemption from the Investment Company Act, in order to generate cash for funding new investments and/or to leverage existing assets. In most instances, this involves us transferring our loans to a special purpose securitization entity in exchange for cash. In some sale transactions, we also retain a subordinated interest in the loans sold. The securitization of our portfolio investments might magnify our exposure to losses on those portfolio investments because the subordinated interest we retain in the loans sold would be subordinate to the senior interest in the loans sold, and we would, therefore, absorb all of the losses sustained with respect to a loan sold before the owners of the senior interest experience any losses. Moreover, we cannot be assured that we will be able to access the securitization market in the future, or be able to do so at favorable rates. The inability to consummate securitizations of our portfolio investments to finance our investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business.

We may not have the ability to raise funds on acceptable terms necessary to settle conversions of our outstanding convertible notes or to purchase our outstanding convertible notes upon a fundamental change.

        As of December 31, 2014, we had $1.5 billion in principal amount of convertible notes outstanding. If a fundamental change within the meaning of our outstanding convertible notes occurs, holders of those notes will have the right to require us to purchase for cash any or all of their notes. The fundamental change purchase price will equal 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest. In addition, upon conversion of the convertible notes, we will be required to make cash payments in respect of the notes being converted, unless we elect to settle the conversion entirely in shares of our common stock. However, we may not have sufficient funds at the time we are required to purchase the notes surrendered therefor or to make cash payments on the notes being converted, and we may not be able to arrange necessary financing on acceptable terms. If we were unable to raise necessary funding on acceptable terms, our operating results and financial position could be negatively impacted if we were required to repurchase the notes or to pay cash upon conversion.

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

        The lack of liquidity of our investments in real estate loans and investments, other than certain of our investments in mortgage-backed securities ("MBS"), may make it difficult for us to sell such investments if the need or desire arises. Many of the securities we purchase are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or their disposition except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws. In addition, certain investments such as B-Notes, mezzanine loans and bridge and other loans are also particularly illiquid investments due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower default. As a result, many of our current investments are, and our future investments will be, illiquid and if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our Manager has or could be attributed with material non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

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

        Our increased emphasis on commercial construction lending may expose us to increased lending risks. At December 31, 2014, our loan portfolio consisted of $1.0 billion of commercial real estate construction loans. Construction loans generally expose a lender to greater risk of non-payment and loss than permanent commercial mortgage loans because repayment of the loans often depends on the borrower's ability to secure permanent "take-out" financing which requires the successful completion of construction and stabilization of the project, or operation of the property with an income stream sufficient to meet operating expenses, including debt service on such replacement financing. For construction loans, increased risks include the accuracy of the estimate of the property's value at completion of construction and the estimated cost of construction—all of which may be affected by unanticipated construction delays and cost over-runs. Such loans typically involve an expectation that the borrower's sponsors will contribute sufficient equity funds in order to keep the loan "in balance" and the sponsors' failure or inability to meet this obligation could result in delays in construction or an inability to complete construction. Commercial construction loans also expose the lender to additional risks of contractor non-performance, or borrower disputes with contractors resulting in mechanic's or materialmen's liens on the property and possible further delay in construction. In addition, since such loans generally entail greater risk than mortgage loans on income producing property, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with such loans. Further, as the lender under a construction loan, we may be obligated to fund all or a significant portion of the loan at one or more future dates. We may not have the funds available at such future date(s) to meet our funding obligations under the loan. In that event, we would likely be in breach of the loan unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. In addition, many of our construction loans have multiple lenders and if another lender fails to fund we could be faced with the choice of either funding for that defaulting lender or suffering a delay or protracted interruption in the progress of construction.

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

        Our investments in CMBS are subject to losses. In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or B-Note, if any, then by the "first loss" subordinated security holder (generally, the "B-Piece" buyer) and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, mezzanine loans or B-Notes, and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related CMBS, there would be an increased risk of loss. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments.

Dislocations, illiquidity and volatility in the market for commercial real estate as well as the broader financial markets could adversely affect the performance and value of commercial mortgage loans, the demand for CMBS and the value of CMBS investments.

        In past years, the real estate and securitization markets, as well as global financial markets and the economy generally, have experienced significant dislocations, illiquidity and volatility. While the United States economy may technically be out of the recession, any recovery could be fragile and may not be sustainable for any specific period of time. In particular, the pace of progress, or the lack of progress, of federal deficit reduction talks in the United States may cause continued volatility. Furthermore, many state and local governments in the United States are experiencing, and are expected to continue to experience, severe budgetary constraints. Recently enacted financial reform legislation in the United States, including associated risk retention rules, could also adversely affect the availability of credit for commercial real estate. Further, the global financial markets have recently experienced increased volatility due to uncertainty surrounding the level and sustainability of the sovereign debt of various countries. We cannot assure you that dislocations in the commercial mortgage loan market will not occur in the future.

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

        In past years, declining commercial real estate values, coupled with tighter underwriting standards for commercial real estate loans, prevented many commercial borrowers from refinancing their mortgages, which resulted in increased delinquencies and defaults on commercial, multi-family and other mortgage loans. Past declines in commercial real estate values have also resulted in reduced borrower equity, further hindering borrowers' ability to refinance in an environment of increasingly restrictive lending standards and giving them less incentive to cure delinquencies and avoid foreclosure. The lack of refinancing opportunities in past years has impacted and could impact in the future, in particular, mortgage loans that do not fully amortize and on which there is a substantial balloon payment due at maturity, because borrowers generally expect to refinance these types of loans on or prior to their maturity date. There is a substantial amount of U.S. mortgage loans with balloon payment obligations in excess of their respective current property values that are maturing over the coming three years. Finally, declining commercial real estate values and the associated increases in loan-to-value ratios would result in lower recoveries on foreclosure and an increase in losses above those that would have been realized had commercial property values remained the same or continued to increase. Continuing defaults, delinquencies and losses would further decrease property values, thereby resulting in additional defaults by commercial mortgage borrowers, further credit constraints and further declines in property values.

        In addition to credit factors previously affecting CMBS, the fallout from the downturn in the RMBS market and markets for other asset-backed and structured products in past years could reemerge and affect the CMBS market by contributing to a decline in the market value and liquidity of securitized investments such as CMBS, even if such CMBS are performing as expected. All of these factors may impact the demand for CMBS and the value of CMBS investments, especially subordinated classes of CMBS.

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

Real estate valuation is inherently subjective and uncertain.

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

Any investments in corporate bank debt and debt securities of commercial real estate operating or finance companies are subject to the specific risks relating to the particular companies and to the general risks of investing in real estate-related loans and securities, which may result in significant losses.

        We may invest in corporate bank debt and in debt securities of commercial real estate operating or finance companies. These investments involve special risks relating to the particular company, including its financial condition, liquidity, results of operations, business and prospects. In particular, the debt securities are often non-collateralized and may also be subordinated to its other obligations. We also invest in debt securities of companies that are not rated or are rated non-investment grade by one or more rating agencies. Investments that are not rated or are rated non-investment grade have a higher risk of default than investment grade rated assets and therefore may result in losses to us. We have not adopted any limit on such investments.

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

        Some of our investments are rated by Moody's Investors Service, Inc., Fitch Ratings, Inc., Standard & Poor's Ratings Services, DBRS, Inc., Kroll Bond Rating Agency, Inc. or Morningstar Credit Ratings, LLC. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

The B-Notes that we acquire may be subject to additional risks related to the privately negotiated structure and terms of the transaction, which may result in losses to us.

        We invest in B-Notes. A B-Note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A-Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for a B-Note holder after payment to the A-Note holder. However, because each transaction is privately negotiated, B-Notes can vary in their structural characteristics and risks. For example, the rights of holders of B-Notes to control the process following a borrower default may vary from transaction to transaction. Further, B-Notes typically are secured by a single property and so reflect the risks associated with significant concentration. Significant losses related to our B-Notes would result in operating losses for us and may limit our ability to make distributions to our stockholders.

Our mezzanine loans involve greater risks of loss than senior loans secured by income-producing properties.

        We invest in mezzanine loans, which sometimes take the form of subordinated loans secured by second mortgages on the underlying property or more commonly take the form of loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine loans would result in operating losses for us and may limit our ability to make distributions to our stockholders.

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

        In addition, borrowers usually use the proceeds of a conventional mortgage to repay a bridge loan. A bridge loan therefore is subject to the risk of a borrower's inability to obtain permanent financing to repay the bridge loan. Bridge loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under bridge loans held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the bridge loan. To the extent we suffer such losses with respect to our bridge loans, the value of our company and the price of our shares of common stock may be adversely affected.

We purchase securities backed by subprime or alternative documentation residential mortgage loans, which are subject to increased risks.

        We own non-agency RMBS backed by collateral pools of mortgage loans that have been originated using underwriting standards that are less restrictive than those used in underwriting "prime" mortgage loans. These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories, mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgaged property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, including increased interest rates and lower home prices, as well as aggressive lending practices, subprime mortgage loans have in recent periods experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with subprime mortgage loans and alternative documentation, or Alt-A, mortgage loans, the performance of non-agency RMBS backed by subprime mortgage loans and Alt-A mortgage loans that we acquire could be correspondingly adversely affected, which could adversely impact our results of operations, financial condition and business.

The residential mortgage loans that underlie the RMBS we acquire, are subject to risks particular to investments secured by mortgage loans on residential real estate property.

        Residential mortgage loans are secured by single family residential property and are subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a loan secured by a residential property typically is dependent upon the income and/or assets of the borrower. A number of factors may impair borrowers' abilities to repay their loans, including:

  •
  changes in the borrowers' income or assets;

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

        We generally receive payments from principal payments that are made on our mortgage assets, including residential mortgage loans underlying the agency RMBS or the non-agency RMBS that we acquire. When borrowers prepay their residential mortgage loans faster than expected, it results in prepayments that are faster than expected on the RMBS. Faster than expected prepayments could adversely affect our profitability and our ability to recoup our cost of certain investments purchased at a premium over par value, including in the following ways:

  •
  We may purchase RMBS that have a higher interest rate than the prevailing market interest rate at the time. In exchange for this higher interest rate, we may pay a premium over the par value to acquire our mortgage asset. In accordance with GAAP, we may amortize this premium over the estimated term of our mortgage asset. If our mortgage asset is prepaid in whole or in part prior to its maturity date, however, we may be required to expense the allocable portion of the premium at the time of the prepayment.

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

        To the extent that we invest in agency RMBS backed by ARMs, we may finance these investments with borrowings that have interest rates that adjust more frequently than the interest rates of those agency RMBS or the ARMs that back those RMBS. Accordingly, if short-term interest rates increase, our borrowing costs may increase faster than the interest rates on agency RMBS backed by ARMs adjust. As a result, in a period of rising interest rates, we could experience a decrease in net income or a net loss. In most cases, the interest rates on our agency RMBS and on our borrowings will not be identical, thereby potentially creating an interest rate mismatch between our investments and our borrowings. While the historical spread between relevant short-term interest rate indices has been relatively stable, there have been periods when the spread between these indices was volatile. During periods of changing interest rates, these interest rate index mismatches could reduce our net income or produce a net loss, and adversely affect our ability to make distributions and the market price of our common stock.

        In addition, agency RMBS backed by ARMs are typically subject to lifetime interest rate caps which limit the amount that interest rates can increase through the maturity of the agency RMBS. However, our borrowings under repurchase agreements typically are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while caps could limit the interest rates on these types of agency RMBS. This problem is magnified for agency RMBS backed by ARMs that are not fully indexed. Further, some agency RMBS backed by ARMs may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we may receive less cash income on these types of agency RMBS than we need to pay interest on our related borrowings. These factors could reduce our net interest income and cause us to suffer a loss during periods of rising interest rates.

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

  •
  our tenants' creditworthiness and ability to pay rent, which may be affected by their operations, prevailing economic conditions and competition within their industries from other operators;

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

        If tenants do not renew their leases as they expire, we may not be able to rent or sell the related properties. Furthermore, leases that are renewed, and some new leases for properties that are re-leased, may have terms that are less economically favorable than expiring lease terms, or may require us to incur significant costs, such as renovations, tenant improvements or lease transaction costs. Negative market conditions may cause us to sell vacant properties for less than their carrying value, which could result in impairments. Any of these events could adversely affect cash flow from operations and our ability to make distributions to stockholders and service indebtedness. A significant portion of the costs of owning property, such as real estate taxes, insurance and maintenance, are not necessarily reduced when circumstances cause a decrease in rental revenue from the properties. Tenants in weakened financial condition may not be able to pay these costs of ownership, and we may be unable to recover these operating expenses from them.

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

The ongoing Eurozone crisis may have an adverse effect on investments in Europe, and the break-up of the Eurozone, or the exit of any member state, would create uncertainty and could affect our investments directly.

        Some of our investments are secured by European collateral. The ongoing situation relating to the sovereign debt of several countries, including Greece, Ireland, Italy, Spain and Portugal, together with the risk of contagion to other, more financially stable countries, has exacerbated the difficult global financial situation. The situation has also raised a number of uncertainties regarding the stability and overall standing of the European Monetary Union. Any further deterioration in the global or Eurozone economy could have a significant adverse effect on our activities and the value of our European collateral.

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

We may make equity investments in commercial real estate assets, which would subject us to the general risks of owning commercial real estate.

        We recently expanded the assets that we target for investment to include equity interests in commercial real estate assets. We have not made significant investments in this asset class previously and there can be no assurance that we will make any equity investments in commercial real estate assets or, if we make such investments, that they will be successful. As the competition for new opportunities in certain of our traditional target assets has increased, we have become more selective in our investment activities under current market conditions. To the extent that we make equity investments in commercial real estate assets, the economic performance and value of these investments can be adversely affected by many factors that are generally applicable to most real estate, including the following:

  •
  changes in the national, regional, local and international economic climate;

  •
  local conditions, such as oversupply of space or a reduction in demand for real estate in the areas in which they are located;

  •
  competition from other available space;

  •
  the attractiveness of the real estate to tenants;

  •
  increases in operating costs if these costs cannot be passed through to tenants;

  •
  the financial condition of tenants and the ability to collect rent from tenants;

  •
  vacancies, changes in market rental rates and the need to periodically renovate, repair and re-let space;

  •
  changes in interest rates and the availability of financing;

  •
  changes in zoning laws and taxation, government regulation and potential liability under environmental or other laws or regulations;

  •
  acts of God, including, without limitation, earthquakes, hurricanes and other natural disasters, or acts of war or terrorism, in each case which may result in uninsured or underinsured losses; and

  •
  decreases in the underlying value of real estate.

        Certain significant expenditures associated with an investment in commercial real estate assets (such as mortgage payments, real estate taxes and maintenance costs) generally do not decline when circumstances cause a reduction in income from the asset. Because real estate investments are relatively illiquid, our ability to vary any investments in commercial real estate assets promptly in response to economic or other conditions would be limited. This relative illiquidity could impede our ability to respond to adverse changes in the performance of such investments. No assurances can be given that the value of any equity investment in commercial real estate assets that we may acquire would not decrease in the future.

We will face risks associated with acquisitions of commercial real estate assets.

        Our acquisition of equity interests in commercial real estate assets is subject to, and the success of those assets may be adversely affected by various risks, including those described below:

  •
  we and our manager may be unable to meet required closing conditions;

  •
  we may be unable to finance acquisitions on favorable terms or at all;

  •
  acquired assets may fail to perform as expected;

  •
  our manager's estimates of the costs of repositioning or renovating acquired commercial real estate assets may be inaccurate;

  •
  we may not be able to obtain adequate insurance coverage for acquired commercial real estate assets;

  •
  acquisitions may be located in markets where we and our manager have a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures;

  •
  our manager may be unable to quickly and efficiently integrate new acquisitions of commercial real estate assets into our existing operations, and therefore our results of operations and financial condition could be adversely affected; and

  •
  we may acquire equity interests in commercial real estate assets through a joint venture, and such investments could be adversely affected by our lack of sole decision-making authority and reliance upon a co-venturer's financial condition. In addition, if we co-invest with affiliates of our manager, we may be obligated to pay fees to such affiliates and would be subject to a variety of conflicts of interest with such affiliates, including conflicts similar to those described under the section captioned "Risk Factors—Risks Related to Our Relationship with Our Manager."

        We may make equity investments in commercial real estate assets subject to both known and unknown liabilities and without any recourse, or with only limited recourse to the seller thereof. As a result, if a liability were asserted against us arising from our ownership of those assets, we might have to pay substantial sums to settle it, which could adversely affect us. Unknown liabilities with respect to commercial real estate assets might include:

  •
  claims by tenants, vendors or other persons arising from dealing with the former owners of the assets;

  •
  liabilities incurred in the ordinary course of business;

  •
  claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the assets; and

  •
  liabilities for clean-up of undisclosed environmental contamination.

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

        In August 2011, the SEC solicited public comment on a wide range of issues relating to Section 3(c)(5)(C) of the Investment Company Act, including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including the Division of Investment Management of the SEC providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations. If we or our subsidiaries fail to maintain an exception or exemption from the Investment Company Act, we could, among other things, be required to (i) change the manner in which we conduct our operations to avoid being required to register as an investment company, (ii) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (iii) register as an investment company (which, among other things, would require us to comply with the leverage constraints applicable to investment companies), any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions to our stockholders, which could, in turn, materially and adversely affect us and the market price of our common stock.

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

        Moreover, some of the MBS that we acquire may have been issued with original issue discount. We will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such MBS will be made. If such MBS turns out not to be fully collectible, an offsetting loss deduction will become available only in the later year that collectability is provable.

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

        LNR derives a substantial portion of its cash flows from the special servicing of pools of commercial mortgage loans. As special servicer, LNR typically receives fees based upon the outstanding balance of the loans that are being specially serviced by LNR. We anticipate that the balance of loans in special servicing where LNR acts as special servicer will decline significantly over the next several years and that LNR's servicing fees will likewise decline materially. The special servicing industry is highly competitive, and LNR's inability to compete successfully with other firms to maintain its existing servicing portfolio and obtain future servicing opportunities could have a material and adverse impact on LNR's future cash flows and results of operations, which, in turn, could adversely affect our results of operations if the special servicing portfolio declines more than we projected in our underwriting of the acquisition. Because the right to appoint the special servicer for securitized mortgage loans generally resides with the holder of the "controlling class" position in the relevant trust and may migrate to holders of different classes of securities as additional losses are realized, LNR's ability to maintain its existing servicing rights and obtain future servicing opportunities may require, in many cases, the acquisition of additional CMBS. Accordingly, LNR's ability to compete effectively may depend, in part, on the availability of additional debt or equity capital to fund these purchases. Additionally, LNR's existing servicing portfolio is subject to "run off," meaning that mortgage loans serviced by it may be prepaid prior to maturity, refinanced with a mortgage not serviced by LNR, or liquidated through foreclosure, deed-in-lieu of foreclosure or other liquidation processes, or repaid through standard amortization of principal, resulting in lower servicing fees and/or lower returns on the subordinated securities owned by LNR. Improving economic conditions and property prices, and declines in interest rates and greater availability of mortgage financing, could reduce the incidence of assets going into special servicing and reduce LNR's revenues from special servicing, including as a result of lower fees under new arrangements. The fair value of LNR's servicing rights may decrease under the foregoing circumstances, resulting in losses.

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

LNR operates a special servicing business, which has certain unique risks.

        In connection with the special servicing of mortgage loans, a special servicer may, at the direction of the directing certificateholder, generally take actions with respect to the specially serviced mortgage loans that could adversely affect the holders of some or all of the more senior classes of CMBS. We may hold subordinated CMBS and we may or may not be the directing holder in any CMBS transaction in which LNR also acts as special servicer. We may have conflicts of interest in exercising LNR's rights as holder of subordinated classes of CMBS and in owning the entity that also acts as the special servicer for such transactions. It is possible that LNR, acting as the directing certificateholder for a CMBS transaction, may direct special servicer actions that conflict with the interests of certain other classes of the CMBS issued in that transaction. The special servicer is not permitted to take actions that are prohibited by law or that violate the applicable servicing standard or the terms of the applicable CMBS documentation or the applicable mortgage loan documentation, and LNR is subject to the risk of claims asserted by mortgage loan borrowers and the holders of other classes of CMBS that it has violated applicable law or, if applicable, the servicing standard and its other obligations under such CMBS documentation or mortgage loan documentation, as a result of actions it may take.

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

        LNR acquires subordinated securities issued by and acts as special servicer for securitizations. As a result of the dislocation of the credit markets, the securitization industry is becoming subject to additional regulation. In particular, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), various federal agencies have promulgated a rule that generally requires issuers in securitizations to retain 5% of the risk associated with the securities. While the rule as adopted will generally allow the purchase of the CMBS "B-Piece" by a party not affiliated with the issuer to satisfy the risk retention requirement, current CMBS B-Pieces are generally not large enough to fully satisfy the 5% requirement. The CMBS industry is currently in negotiations with those federal agencies to allow additional third parties to partner with traditional B-Piece buyers and purchase the securities immediately senior to the B-Piece in order to satisfy the 5% requirement in the rule. No assurance can be given that the agencies will permit such an arrangement. Accordingly, when the rule takes effect in 2015, buyers of B-Pieces such as LNR may be required to purchase larger B-Pieces, potentially reducing returns on such investments. Additionally, the SEC recently promulgated additional regulations with respect to securitizations, which regulations generally include additional disclosure and reporting requirements. The additional regulations took effect in late November 2014, but compliance dates for the additional regulations will occur in late November 2015 and late November 2016. Certain of the regulations could pose additional risks to our participation in future securitizations or could reduce the economic incentives of participating in future securitizations.

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

        CMBS are subject to the various risks that relate to the pool of underlying commercial mortgage loans and any other assets in which the CMBS represents an interest. In addition, CMBS are subject to additional risks arising from the geographic, property type and other types of concentrations in the pool of underlying commercial mortgage loans which risks are magnified by the subordinated nature of the CMBS in which LNR invests. In the event of defaults on the mortgage loans in the CMBS trusts, LNR will bear a risk of loss on its related subordinated CMBS to the extent of deficiencies between the value of the collateral and the principal, accrued interest and unpaid fees and expenses on the mortgage loans, which may be offset to some extent by the special servicing fees received by LNR on those mortgage loans. The yield to maturity on the CMBS will depend largely upon the price paid for the CMBS, which are generally sold at a discount at issuance and trade at even steeper discounts in the secondary markets. Further, the yield to maturity on CMBS will depend, in significant part, upon the rate and timing of principal payments on the underlying mortgage loans, including both voluntary prepayments, if permitted, and involuntary prepayments, such as prepayments resulting from casualty or condemnation, defaults and liquidations or repurchases upon breaches of representations and warranties or document defects. Any changes in the weighted average lives of CMBS may adversely affect yield on the CMBS. Prepayments resulting in a shortening of weighted average lives of CMBS may be made at a time of low interest rates when we may be unable to reinvest the resulting payment of principal on the CMBS at a rate comparable to that being earned on the CMBS, while delays and extensions resulting in a lengthening of those weighted average lives may occur at a time of high interest rates when we may have been able to reinvest scheduled principal payments at higher rates.

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

        The mortgage loan servicing activities of our Investing and Servicing Segment are subject to a still evolving set of regulations, including regulations being promulgated under the Dodd-Frank Act. In addition, various governmental authorities have recently increased their investigative focus on the activities of mortgage loan servicers. As a result, we may have to spend additional resources and devote additional management time to address any regulatory concerns, which may reduce the resources available to grow our business. In addition, if we fail to operate the servicing activities of our Investing and Servicing Segment in compliance with existing and future regulations, our business, reputation, financial condition or results of operations could be materially and adversely affected.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        The Company occupies office space in Greenwich, CT; Miami Beach, FL; San Francisco, CA; New York, NY; Atlanta, GA; Los Angeles, CA; Charlotte, NC; London, UK and Frankfurt, DE. Our headquarters is located in Greenwich, CT in office space leased by our Manager.

Item 3.    Legal Proceedings.

        Currently, no material legal proceedings are pending or, to our knowledge, threatened against us.

Item 4.    Mine Safety Disclosures.

        Not applicable.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividends

        The Company's common stock has been listed on the NYSE and is traded under the symbol "STWD" since its IPO in August 2009. The table below sets forth the quarterly high and low prices for our common stock as reported by the NYSE, and dividends made by the Company to holders of the Company's common stock for each quarter for the years ended December 31, 2014 and 2013.

2014	High	Low	Dividend
First quarter(1)	$30.67	$22.92	$0.48
Second quarter	$24.60	$22.18	$0.48
Third quarter	$24.06	$21.79	$0.48
Fourth quarter	$24.06	$21.53	$0.48

2013	High	Low	Dividend
First quarter	$28.94	$23.28	$0.44
Second quarter	$28.72	$22.75	$0.46
Third quarter	$26.14	$23.75	$0.46
Fourth quarter	$28.31	$23.75	$0.46

(1)
On January 31, 2014, we completed the spin-off of our SFR segment and our stockholders received one common share of SWAY for every five shares of our common stock held at the close of business on January 24, 2014, effectively a non-cash dividend of $5.77 per share. On the date of the spin-off, the book value of SWAY's assets was estimated to be $1.1 billion.

        On February 25, 2015, our board of directors declared a dividend of $0.48 per share for the period ended March 31, 2015, which dividend is payable on April 15, 2015 to common stockholders of record as of March 31, 2015.

        On February 20, 2015, the closing price of our common stock, as reported by the NYSE, was $24.41 per share.

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

Holders

        As of February 20, 2015, there were 91 holders of record of the Company's 223,539,916 shares of common stock outstanding. One of the holders of record is Cede & Co., which holds shares as nominee for The Depository Trust Company which itself holds shares on behalf of other beneficial owners of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

        The information required by this item is set forth under Item 12 of this Annual Report on Form 10-K and is incorporated herein by reference.

Stock Performance Graph

CUMULATIVE TOTAL RETURN

Based upon initial investment of $100 on January 1, 2010(1)

	Starwood Property Trust	S&P © 500	Bloomberg REIT Mortgage Index
12/31/09	100.00	100.00	100.00
12/31/10	120.85	112.78	109.10
12/31/11	113.78	112.78	93.39
12/31/12	153.35	127.90	97.47
12/31/13	198.33	165.76	85.02
12/31/14	223.83	184.64	91.31

(1)
Dividend reinvestment is assumed at quarter end.

Sales of Unregistered Securities

        There were no unregistered sales of securities during the year ended December 31, 2014.

Issuer Purchases of Equity Securities

        The following table provides information regarding our purchases of common stock during the year ended December 31, 2014:

Period	Total number of shares purchased	Average repurchase price per share	Number of shares purchased as part of publicly announced program(1)	Value of shares available for purchase under the program (in thousands)
September 2014	587,900	$22.10	587,900	$237,007

(1)
On September 26, 2014, our board of directors authorized and announced the repurchase of up to $250 million of our outstanding common stock over a period of one year. On December 16, 2014, our board of directors amended the repurchase program to include the repurchase of our outstanding convertible senior notes.

Item 6.    Selected Financial Data.

        The following selected financial data should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements, including the notes thereto, included elsewhere herein. All amounts are in thousands, except per share data.

	For the year ended December 31,
	2014	2013	2012	2011	2010
Operating Data:
Revenues(1)	$702,875	$549,495	$307,294	$206,452	$94,792
Costs and expenses	484,009	373,166	121,761	80,420	45,845
Other income (loss)(2)	307,319	177,653	21,025	(4,634)	10,321
Income tax provision	(24,096)	(23,858)	(871)	(790)	(426)
Income from continuing operations	502,089	330,124	205,687	120,608	58,842
Loss from discontinued operations, net of tax	(1,551)	(19,794)	(2,005)	—	—
Net income	500,538	310,330	203,682	120,608	58,842
Net income attributable to Starwood Property Trust, Inc.	495,021	305,030	201,195	119,377	57,046
Basic earnings per share:
Continuing operations	$2.29	$1.94	$1.77	$1.38	$1.16
Net income	$2.28	$1.82	$1.76	$1.38	$1.16
Diluted earnings per share:
Continuing operations	$2.25	$1.94	$1.77	$1.38	$1.14
Net income	$2.24	$1.82	$1.76	$1.38	$1.14
Dividends declared per share of common stock(3)	$1.92	$1.82	$1.86	$1.74	$1.20
Weighted-average basic shares of common stock outstanding	214,945	166,356	113,721	84,975	49,139
Balance Sheet Data:
Investments in loans	$6,300,285	$4,750,804	$3,000,335	$2,447,508	$1,425,243
Investments in securities(4)	998,248	935,107	884,254	353,003	397,680
Total assets(5)	116,099,297	110,770,575	4,324,373	2,997,447	2,101,405
Total financing arrangements	4,685,252	3,436,649	1,393,705	1,156,716	633,745
Total liabilities(5)	112,216,385	106,443,442	1,527,168	1,232,300	764,176
Total Starwood Property Trust, Inc. Stockholders' Equity	3,860,856	4,282,528	2,719,346	1,759,488	1,327,560
Total Equity	$3,882,912	$4,327,133	$2,797,205	$1,765,147	$1,337,229

(1)
During the years ended December 31, 2014 and 2013, servicing fees and interest income of $159.3 million and $92.7 million, respectively, are eliminated in consolidation pursuant to ASC 810.

(2)
During the years ended December 31, 2014 and 2013, other income includes $162.0 million and $93.6 million, respectively, of additive net eliminations in consolidation pursuant to ASC 810.

(3)
On January 31, 2014, we completed the spin-off of our SFR segment and our stockholders received one common share of SWAY for every five shares of our common stock held at the close of business on January 24, 2014, effectively a non-cash dividend of $5.77 per share. On the date of the spin-off, the book value of SWAY's assets was estimated to be $1.1 billion.

(4)
December 31, 2014 and 2013 balances exclude $519.8 million and $409.3 million, respectively, of CMBS that are eliminated in consolidation pursuant to ASC 810.

(5)
December 31, 2014 balances include $107.8 billion of VIE assets and $107.2 billion of VIE liabilities consolidated pursuant to ASC 810. December 31, 2013 balances include $103.1 billion of VIE assets and $102.6 billion of VIE liabilities consolidated pursuant to ASC 810.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        This "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company should be read in conjunction with Item 6, "Selected Financial Data," and our accompanying Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K (this "Form 10-K"). Certain statements we make under this Item 7 constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements" preceding Part I of this Form 10-K. You should consider our forward-looking statements in light of our Consolidated Financial Statements and other financial information appearing elsewhere in this Form 10-K and our other filings with the Securities and Exchange Commission (the "SEC").

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

        In the initial 18 months following our IPO in August 2009, we capitalized on the dislocation in the credit markets and depressed levels of available capital by acquiring real estate debt assets from distressed sellers at historically high risk-adjusted returns, and to a lesser extent by originating new loans in a marketplace with lower levels of competition. As the real estate and capital markets have recovered, we have evolved from a company focused on opportunistic acquisitions to that of a full-service commercial real estate finance platform that is primarily focused on the origination of real estate debt investments across the capital structure, in both the U.S. and Europe. With the Starwood brand, market presence, and lending/asset management platform that we have developed, along with the capabilities, business lines, and additional infrastructure acquired through our acquisition of LNR in April 2013, we are focused primarily on the following opportunities:

  1)
  Continue to expand our investment activities in subordinate CMBS and revenues from special servicing through LNR;

  2)
  Continue to expand our market presence in the medium-sized commercial real estate lending market (loans in the $10 million to $40 million range) by leveraging LNR's sourcing and credit underwriting capabilities. This will significantly expand our overall footprint in the commercial real estate debt markets;

  3)
  Continue to expand our market presence as a leading provider of acquisition, refinance, development and expansion capital to large real estate projects (greater than $75 million) in infill locations, and other attractive market niches where our size and scale give us an advantage to provide a "one-stop" lending solution for real estate developers, owners and operators;

  4)
  Continue to expand our capabilities in syndication and securitization, which serve as a source of attractively priced, matched-term financing; and

  5)
  Expand our investment activities in targeted real estate equity investments.

There can be no assurance that we will continue to find appropriate investment opportunities.

Recent Developments

Developments During the Fourth Quarter of 2014

  •
  Co-originated a £200.0 million first mortgage for the refinancing of a 17-story office tower located in London with Starwood European Real Estate Finance Limited ("SEREF") and other private funds, all affiliates of our Manager. We originated £138.3 million of the loan, SEREF originated £45.0 million and the private funds originated £16.7 million. The Company funded £116.3 million during the fourth quarter.

  •
  Originated a $201.0 million first mortgage and mezzanine loan for the acquisition and recapitalization of a 49-story and a 23-story office tower complex located in Chicago, Illinois, of which the Company funded $147.0 million during the fourth quarter.

  •
  Originated a $200.0 million first mortgage and mezzanine loan for the acquisition of a mixed use community, which includes office buildings, a sports club and a 294-room hotel located in Dallas/Fort Worth, Texas. The Company funded $106.7 million during the fourth quarter.

  •
  Originated and fully funded a $120.0 million first mortgage and mezzanine loan to refinance two office buildings in New Orleans, Louisiana, one of which will be redeveloped to include a new 195-key full service hotel.

  •
  Originated a $88.7 million first mortgage and mezzanine loan for the acquisition of a 29-story office and retail tower in Philadelphia, Pennsylvania. The Company funded $78.7 million during the fourth quarter.

  •
  Co-originated a $224.5 million first mortgage and $74.8 million mezzanine loan for the refinancing and redevelopment of two office buildings located in New York, New York. The Company held $51.0 million of the first mortgage prior to the refinancing and now holds $74.8 million of the refinanced mezzanine loan, of which it funded $36.6 million during the fourth quarter, in addition to a $6.3 million junior participation in the refinanced first mortgage loan.

  •
  Committed $150.0 million for a 33% equity interest in a newly formed retail fund established for the purpose of acquiring and operating four leading regional shopping malls located in Florida, Michigan, North Carolina and Virginia, of which the Company funded $132.0 million during the fourth quarter.

  •
  Funded $126.4 million of previously originated loan commitments during the fourth quarter.

  •
  Sold $201.8 million of previously originated loan commitments during the fourth quarter.

  •
  Named special servicer on three new issue CMBS deals with total unpaid principal balances of $2.5 billion.

  •
  Purchased $68.9 million of CMBS, including $28.3 million in new issue B-pieces.

  •
  Originated new conduit loans of $626.4 million.

  •
  Received proceeds of $504.9 million from sales of conduit loans.

  •
  Amended two existing repurchase facilities to upsize available borrowings by a total of $500.0 million and amended one of these facilities to allow for funding of foreign currency denominated investments.

  •
  Amended two existing repurchase facilities to extend the maturity dates while reducing pricing on one of these facilities.

  •
  Issued $431.3 million in aggregate principal amount of our 3.75% Convertible Senior Notes due 2017 for total net proceeds of $420.8 million.

  •
  Amended an existing $250.0 million share repurchase program to include the repurchase of our outstanding convertible senior notes.

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

  •
  Originated and fully funded a $150.0 million first mortgage for the redevelopment of a luxury resort in Maui, Hawaii.

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

  •
  Amended one of our repurchase facilities to upsize available borrowings from $225 million to $325 million and reduce pricing.

  •
  Executed a $250 million repurchase facility with a new lender. The facility has a three year term with a one year extension available at the option of the lender. The facility carries an annual interest rate of LIBOR + 2.75% and eligible collateral includes identified commercial mortgage loans and other asset types at the discretion of the lender.

  •
  Amended one of our repurchase facilities to extend the maturity date to September 2016, assuming the exercise of a one-year extension option, and reduce pricing.

  •
  Established a share repurchase program which allows for the repurchase of up to $250.0 million of our outstanding common stock over a period of one year. During the third quarter, we repurchased 587,900 shares of common stock at a total cost of $13.0 million under the program.

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

  •
  Originated a $62.2 million first mortgage for the acquisition of a 953-key, full service hotel in San Diego, California, of which the Company funded $59.6 million during the second quarter.

  •
  Originated a $59.7 million first mortgage and mezzanine financing for the acquisition of a seven property office portfolio in Minneapolis, Minnesota, of which the Company funded $54.3 million during the second quarter.

  •
  Originated a $58.0 million first mortgage for the acquisition of a Class A office building in San Francisco, California. The Company fully funded the loan during the second quarter.

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

  •
  Amended one of our repurchase facilities to (i) increase additional borrowings by $42.7 million; (ii) extend the maturity date for loan collateral to May 2019, assuming the exercise of two one-year extension options; (iii) reduce pricing for all purchased assets; and (iv) increase advance rates for certain purchased assets.

  •
  Issued 25.3 million shares of common stock for gross proceeds of $564.7 million.

  •
  Entered into an amended and restated At-The-Market Equity Offering Sales Agreement (the "ATM Agreement") with Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell shares of the Company's common stock of up to $500 million from time to time, through an "at the market" equity offering program. During the second quarter, we issued 759 thousand shares under the ATM Agreement for gross proceeds of $18.3 million.

  •
  Established the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the "DRIP Plan") which provides stockholders with a means of purchasing additional shares of our common stock by reinvesting the cash dividends paid on our common stock and by making additional optional cash purchases. During the second quarter, shares issued under the DRIP Plan were not material.

Developments During the First Quarter of 2014

  •
  Completed the spin-off of our SFR segment to our stockholders on January 31, 2014, as described in Note 1 to our Consolidated Financial Statements.

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

  •
  Co-originated $407.5 million out of a total of $815.0 million of first mortgage and mezzanine financing, which was used to refinance and recapitalize loans the Company had co-originated in October 2012 for the acquisition and redevelopment of a 10-story retail building in the Times Square area of Manhattan, New York, including the addition of a hotel. The Company's balance under the prior loans was $210.9 million. The Company funded $182.0 million of the financing during the first quarter.

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

Subsequent Events

        Refer to Note 25 to the Consolidated Financial Statements for disclosure regarding significant transactions that occurred subsequent to December 31, 2014.

Results of Operations

        The discussion below is based on accounting principles generally accepted in the United States of America ("GAAP") and therefore reflects the elimination of certain key financial statement line items related to the consolidation of VIEs, particularly within revenues and other income, as discussed in Note 2 to the Consolidated Financial Statements. For a discussion of our results of operations excluding the impact of ASC 810 as it relates to the consolidation of VIEs, refer to the Non-GAAP Financial Measures section herein.

        The following table compares our summarized results of operations for the years ended December 31, 2014, 2013 and 2012 by business segment (amounts in thousands):

	For the Year Ended December 31,
				$ Change 2014 vs. 2013	$ Change 2013 vs. 2012
	2014	2013	2012
Revenues:
Lending Segment	$489,767	$393,478	$307,294	$96,289	$86,184
Investing and Servicing Segment	372,393	248,708	—	123,685	248,708
Investing and Servicing VIEs	(159,285)	(92,691)	—	(66,594)	(92,691)

	702,875	549,495	307,294	153,380	242,201

Costs and expenses:
Lending Segment	232,210	194,861	121,761	37,349	73,100
Investing and Servicing Segment	249,024	177,660	—	71,364	177,660
SFR segment allocations	1,882	—	—	1,882	—
Investing and Servicing VIEs	893	645	—	248	645

	484,009	373,166	121,761	110,843	251,405

Other income:
Lending Segment	24,356	25,911	21,025	(1,555)	4,886
Investing and Servicing Segment	120,985	58,171	—	62,814	58,171
Investing and Servicing VIEs	161,978	93,571	—	68,407	93,571

	307,319	177,653	21,025	129,666	156,628

Income (loss) from continuing operations before income taxes:
Lending Segment	281,913	224,528	206,558	57,385	17,970
Investing and Servicing Segment	244,354	129,219	—	115,135	129,219
SFR segment allocations	(1,882)	—	—	(1,882)	—
Investing and Servicing VIEs	1,800	235	—	1,565	235

	526,185	353,982	206,558	172,203	147,424

Income tax provision	(24,096)	(23,858)	(871)	(238)	(22,987)
Loss from discontinued operations, net of tax	(1,551)	(19,794)	(2,005)	18,243	(17,789)
Net income attributable to non-controlling interests	(5,517)	(5,300)	(2,487)	(217)	(2,813)

Net income attributable to Starwood Property Trust, Inc.	$495,021	$305,030	$201,195	$189,991	$103,835

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Lending Segment

Revenues

        For the year ended December 31, 2014, revenues of our Lending Segment increased $96.3 million to $489.8 million, compared to $393.5 million for the year ended December 31, 2013. This increase was primarily due to (i) an $85.6 million increase in interest income from loans, which reflects a $1.4 billion net increase in loan investments of our Lending Segment between December 31, 2013 and 2014, mainly resulting from new loan originations and (ii) a $10.5 million increase in interest income from investment securities principally related to a preferred equity investment we originated in the fourth quarter of 2013.

Costs and Expenses

        For the year ended December 31, 2014, costs and expenses of our Lending Segment increased $37.3 million to $232.2 million, compared to $194.9 million for the year ended December 31, 2013. The increase was primarily due to increases of $34.3 million in interest expense, $13.6 million in management fees and $7.8 million in general and administrative ("G&A") expenses, all partially offset by the absence of $18.0 million of business combination costs incurred in the 2013 period associated with the LNR acquisition. The increase in interest expense reflects our issuance of $1.1 billion of Convertible Senior Notes in 2013, $431.3 million of Convertible Senior Notes in 2014 and a $735.9 million increase in outstanding balances under secured financing agreements of our Lending Segment between December 31, 2013 and 2014. These borrowings, along with equity issuances, are used to fund the growth of our investment portfolio. The increase in management fees reflects the impacts of (i) higher manager stock compensation expense resulting from awards granted in the first quarter of 2014 and (ii) higher levels of invested capital which resulted in an increased base management fee in 2014. The increase in G&A expenses reflects higher legal fees principally associated with the administration of our financing facilities and higher compensation expense.

Other Income

        For the year ended December 31, 2014, other income of our Lending Segment decreased $1.5 million to $24.4 million, from $25.9 million for the year ended December 31, 2013. This decrease was primarily due to a $12.2 million decrease in gain on sales of investments, partially offset by a $4.9 million increase in earnings from unconsolidated entities. A $44.0 million favorable swing in gain (loss) on derivatives, primarily foreign exchange contracts, was substantially offset by a $39.6 million unfavorable swing in foreign currency gain (loss).

Investing and Servicing Segment and VIEs

        The Company acquired LNR on April 19, 2013. Therefore, a comparison of results of the Investing and Servicing Segment and VIEs for the year ended December 31, 2014 to the year ended December 31, 2013 is not meaningful as the current year period has an additional 108 days of operational activity.

Revenues

        For the years ended December 31, 2014 and 2013, revenues of our Investing and Servicing Segment were $213.1 million and $156.0 million, respectively, after consolidated VIE eliminations of $159.3 million and $92.7 million, respectively. For the year ended December 31, 2014, these revenues primarily consisted of $135.2 million of servicing fees and $57.6 million of interest income from investment securities and loans, after consolidated VIE eliminations of $91.9 million and $66.2 million, respectively. For the year ended December 31, 2013, these revenues primarily consisted of $124.7 million of servicing fees and $26.1 million of interest income from investment securities and loans, after consolidated VIE eliminations of $54.3 million and $37.5 million, respectively. The VIE eliminations are merely a function of the number of CMBS trusts consolidated in any given period, and as such, are not a meaningful indicator of the operating results for this segment. The increase in revenues of $123.7 million (before VIE eliminations) is not only attributable to additional days in the year ended December 31, 2014, but also to improved performance of the CMBS book.

Costs and Expenses

        For the year ended December 31, 2014 and 2013, costs and expenses of our Investing and Servicing Segment were $249.9 million and $178.3 million, respectively, including nominal VIE eliminations. For the year ended December 31, 2014, these costs and expenses consisted of G&A expenses of $145.1 million, allocated management fees of $47.3 million, direct and allocated interest expense of $26.3 million, depreciation and amortization of $16.6 million (including $13.6 million related to the European servicing rights intangible) and other expenses of $14.6 million. For the year ended December 31, 2013, these costs and expenses consisted of G&A expenses of $133.2 million, allocated management fees of $20.9 million, direct and allocated interest expense of $12.3 million, depreciation and amortization of $9.7 million (including $8.1 million related to the European servicing rights intangible) and other expenses of $2.2 million.

Other Income

        For the year ended December 31, 2014 and 2013, other income of our Investing and Servicing Segment was $283.0 million and $151.7 million, respectively, including additive net VIE eliminations of $162.0 million and $93.6 million, respectively. For the year ended December 31, 2014, other income primarily consisted of $212.5 million of income of consolidated VIEs and $84.7 million of net increases in fair value of investment securities and mortgage loans held-for-sale, which are accounted for using the fair value option, all partially offset by a $16.8 million decrease in fair value of our domestic servicing rights, which reflects the expected amortization of this deteriorating asset, net of increases in fair value due to the attainment of new servicing contracts. For the year ended December 31, 2013, other income primarily consisted of $116.4 million of income of consolidated VIEs and $35.1 million of net increases in fair value of investment securities and mortgage loans held-for-sale. Income of consolidated VIEs reflects amounts associated with the Investing and Servicing Segment's variable interests in the CMBS trusts it consolidates, including special servicing fees, interest income, and changes in fair value of CMBS and servicing rights. As noted above, this number is merely a function of the number of CMBS trusts consolidated in any given period, and as such, is not a meaningful indicator of the operating results for this segment.

Income Tax Provision

        Most of our consolidated income tax provision relates to the taxable nature of the Investing and Servicing Segment's loan servicing and loan conduit businesses which are housed in TRSs. Our overall effective tax rate for the year ended December 31, 2014 is lower than for the year ended December 31, 2013 primarily due to the finalization of our tax planning strategies associated with the LNR acquisition.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Lending Segment

Revenues

        For the year ended December 31, 2013, revenues of our Lending Segment increased $86.2 million to $393.5 million, compared to $307.3 million for the year ended December 31, 2012. This increase was primarily due to an $83.5 million increase in interest income from loans, which reflects a $1.5 billion net increase in loan investments of our Lending Segment between December 31, 2012 and 2013, mainly resulting from new loan originations.

Costs and Expenses

        For the year ended December 31, 2013, costs and expenses of our Lending Segment increased $73.1 million to $194.9 million, compared to $121.8 million for the year ended December 31, 2012. The increase was primarily due to increases of $52.3 million in interest expense, $18.0 million of business combination costs incurred in 2013 associated with the LNR acquisition and $5.1 million in G&A expenses. The increase in interest expense reflects our issuance of $1.1 billion total principal amount of 4.6% and 4.0% convertible senior notes in February and July of 2013 and a new term loan facility that we used to replace LNR's previous senior credit facility in April 2013. The new term loan facility had an initial principal balance of $300 million, which was increased to $673 million in December 2013.

Other Income

        For the year ended December 31, 2013, other income of our Lending Segment increased $4.9 million to $25.9 million, from $21.0 million for the year ended December 31, 2012. This increase was primarily due to a decrease in impairment losses on investments and the absence of a fair value decline on a mortgage loan held-for-sale.

Investing and Servicing Segment and VIEs

        Refer to the above discussion of the year ended December 31, 2014 compared to the year ended December 31, 2013 for the composition of the Investing and Servicing Segment's revenues, costs and expenses and other income for the year ended December 31, 2013. Since LNR was acquired in April 2013, there are no comparable results in 2012.

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

        In assessing the appropriate weighted average diluted share count to apply to Core Earnings for purposes of determining Core earnings per share ("EPS"), management considered the following attributes of our current GAAP diluted share methodology: (i) our participating securities were determined to be anti-dilutive and were thus excluded from the denominator of the EPS calculation; and (ii) the portion of the Convertible Notes that are "in-the-money" (referred to as the "conversion spread value"), representing the value that would be delivered to investors in shares upon an assumed conversion, is included in the denominator. Because compensation expense related to participating securities is added back for Core Earnings purposes pursuant to the definition above, there is no dilution to Core Earnings resulting from the associated expense recognition. As a result, our GAAP EPS methodology was adjusted to include (instead of exclude) participating securities. Further, conversion of the Convertible Notes is an event that is contingent upon numerous factors, none of which are in our control, and is an event that may or may not occur. Consistent with the treatment of other unrealized adjustments to Core Earnings, our GAAP EPS methodology was adjusted to exclude (instead of include) the conversion spread value in determining Core EPS until a conversion actually occurs. For the year ended December 31, 2014, 3.4 million shares, representing the conversion spread value, were excluded from Core EPS. The following table presents the diluted weighted average shares used in our calculation of Core EPS (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Diluted weighted average shares	217,999	167,323	114,663

        The definition of Core Earnings allows management to make adjustments, subject to the approval of a majority of the independent directors, in non-standard situations where such adjustments are considered appropriate in order for Core Earnings to be calculated in a manner consistent with its definition and objective. We encountered this type of situation during 2014 when a hedged loan was expected to be repaid, but was instead extended. The series of foreign exchange forward contracts which hedged this loan were in a loss position on the expected repayment date. In order to accommodate the revised repayment date, the hedges were extended. In doing so, the counterparty required that the existing hedges be effectively liquidated. As a result, for GAAP and Core Earnings purposes, the loss on the hedge is realized, while the corresponding gain on the loan continues as unrealized until the repayment occurs. In an effort to treat this transaction consistently with similar past transactions, and to match the income statement effects of a hedge with the related hedged item, we modified the definition of Core Earnings to allow for hedged loans and their corresponding hedges to be treated as realized in the same accounting period. During 2013, our independent directors also approved an adjustment to the Core Earnings calculation which excluded change-in-control bonus expenses due to certain LNR employees as a result of the acquisition of LNR. The change-in-control bonus payments were effectively funded by LNR's prior ownership through a reduction of the sale price.

        The following table summarizes our quarterly Core Earnings per weighted average diluted share for the years ended December 31, 2014, 2013 and 2012:

	Core Earnings For the Three-Month Periods Ended
	March 31	June 30	September 30	December 31
2014	$0.60	$0.51	$0.55	$0.50
2013	0.43	0.42	0.61	0.62
2012	0.58	0.45	0.50	0.48

        Annual Core Earnings per weighted average diluted share may not equal the sum of each quarter's Core Earnings per weighted average diluted share due to rounding and other computational factors.

        The following table presents our summarized results of operations and reconciliation to Core Earnings for the year ended December 31, 2014, by business segment (amounts in thousands):

	2014
	Lending Segment	Investing and Servicing Segment	Single Family Residential	Total
Revenues	$489,767	$372,393	$—	$862,160
Costs and expenses	(232,210)	(249,024)	(1,882)	(483,116)
Other income	24,356	120,985	—	145,341

Income from continuing operations before income taxes	281,913	244,354	(1,882)	524,385
Income tax (provision)	(1,476)	(22,620)	—	(24,096)
Loss from discontinued operations, net of tax	—	—	(1,551)	(1,551)
Income attributable to non-controlling interests	(3,717)	—	—	(3,717)

Net income (loss) attributable to Starwood Property Trust, Inc.	276,720	221,734	(3,433)	495,021
Add / (Deduct):
Non-cash equity compensation expense	27,673	949	—	28,622
Management incentive fee	—	34,374	—	34,374
Depreciation and amortization	—	2,107	1,540	3,647
Loan loss allowance	2,047	—	—	2,047
Interest income adjustment for securities	(1,136)	10,555	—	9,419
Other non-cash items	—	1,529	—	1,529
Reversal of unrealized (gains) / losses on:
Loans held-for-sale	—	(70,420)	—	(70,420)
Securities	(12,238)	(97,723)	—	(109,961)
Derivatives	(31,678)	7,019	—	(24,659)
Foreign currency	29,139	—	—	29,139
Earnings from unconsolidated entities	—	(6,830)	—	(6,830)
Recognition of realized (gains) / losses on:
Loans held-for-sale	—	66,814	—	66,814
Securities	10,992	12,103	—	23,095
Derivatives	(1,316)	(5,312)	—	(6,628)
Foreign currency	(1,540)	—	—	(1,540)

Core Earnings	$298,663	$176,899	$(1,893)	$473,669

Core Earnings per Weighted Average Diluted Share	$1.37	$0.81	$(0.01)	$2.17

        The following table presents our summarized results of operations and reconciliation to Core Earnings for the year ended December 31, 2013, by business segment (amounts in thousands):

	2013
	Lending Segment	Investing and Servicing Segment	Single Family Residential	Total
Revenues	$393,478	$248,708	$—	$642,186
Costs and expenses	(194,861)	(177,660)	—	(372,521)
Other income	25,911	58,171	—	84,082

Income from continuing operations before income taxes	224,528	129,219	—	353,747
Income tax benefit (provision)	1,722	(25,580)	—	(23,858)
Loss from discontinued operations, net of tax	—	—	(19,794)	(19,794)
Income attributable to non-controlling interests	(5,065)	—	—	(5,065)

Net income (loss) attributable to Starwood Property Trust, Inc.	221,185	103,639	(19,794)	305,030
Add / (Deduct):
Non-cash equity compensation expense	16,273	—	—	16,273
Management incentive fee	42	11,531	—	11,573
Change in Control Plan	—	22,382	—	22,382
Depreciation and amortization	—	763	6,106	6,869
Loan loss allowance	1,923	447	—	2,370
Interest income adjustment for securities	(1,227)	11,253	—	10,026
(Gains) / losses on:
Loans held-for-sale	—	2,427	—	2,427
Securities	(303)	(21,639)	—	(21,942)
Derivatives	12,290	(1,966)	—	10,324
Foreign currency	(10,663)	—	—	(10,663)
Earnings from unconsolidated entities	—	(2,053)	—	(2,053)

Core Earnings (Loss)	$239,520	$126,784	$(13,688)	$352,616

Core Earnings (Loss) per Weighted Average Diluted Share	$1.43	$0.76	$(0.08)	$2.11

        The following table presents our summarized results of operations and reconciliation to Core Earnings for the year ended December 31, 2012, by business segment (amounts in thousands):

	2012
	Lending Segment	Single Family Residential	Total
Revenues	$307,294	$—	$307,294
Costs and expenses	(121,761)	—	(121,761)
Other income	21,025	—	21,025

Income from continuing operations before income taxes	206,558	—	206,558
Income tax (provision)	(871)	—	(871)
Loss from discontinued operations, net of tax	—	(2,005)	(2,005)
Income attributable to non-controlling interests	(2,487)	—	(2,487)

Net income (loss) attributable to Starwood Property Trust, Inc.	203,200	(2,005)	201,195
Add (Deduct):
Non-cash equity compensation expense	16,163	—	16,163
Management incentive fee	7,870	—	7,870
Depreciation and amortization	—	213	213
Loan loss allowance	2,061	—	2,061
Interest income adjustment for securities	—	—	—
(Gains) losses on:
Loans	5,760	—	5,760
Securities	3,970	—	3,970
Impairment of real estate	—	—	—
Derivatives	(2,377)	—	(2,377)
Foreign currency	(6,549)	—	(6,549)

Core Earnings(Loss)	$230,098	$(1,792)	$228,306

Core Earnings per Weighted Average Diluted Share	$2.01	$(0.02)	$1.99

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Lending Segment

        The Lending Segment's Core Earnings increased by $59.1 million, from $239.5 million during the year ended December 31, 2013 to $298.6 million during the year ended December 31, 2014. After making adjustments for the calculation of Core Earnings, revenues were $488.6 million, costs and expenses were $202.5 million, other income was $17.7 million and income taxes were $1.5 million.

        Core revenues, consisting principally of interest income on loans, increased by $96.4 million due to growth of $1.4 billion in our loan portfolio since December 31, 2013.

        Core costs and expenses increased by $25.9 million, primarily due to (i) a $34.3 million increase in interest expense associated with the various facilities utilized to fund the growth of our investment portfolio and (ii) a $10.1million increase in G&A expenses primarily due to higher legal fees principally associated with the administration of our financing facilities and higher compensation expense, all partially offset by the absence of $18.0 million of costs associated with the LNR acquisition in 2013.

        Core other income decreased by $9.5 million on a net basis principally due to lower gains on sales of investments. The nature and timing of investment sales will depend upon a variety of factors, including our current outlook and strategy with respect to an investment, other available investment opportunities, and market pricing. As a result, gains (or losses) from sales of our investments have fluctuated over time, and we would expect this variability to continue for the foreseeable future.

Investing and Servicing Segment

        The Company acquired LNR on April 19, 2013. Therefore, a comparison of the Investing and Servicing Segment Core Earnings for the year ended December 31, 2014 to the year ended December 31, 2013 is not meaningful as the current year period has an additional 108 days of operational activity.

        The Investing and Servicing Segment contributed Core Earnings of $176.9 million during the year ended December 31, 2014. After making adjustments for the calculation of Core Earnings, revenues were $382.9 million, costs and expenses were $210.0 million, other income was $26.6 million and income taxes were $22.6 million.

        Core revenues benefited from servicing fees of $227.1 million, CMBS interest income of $120.4 million, interest income on our conduit loans of $14.0 million, and $21.4 million of other revenues, including $11.2 million of management fees and $9.8 million of rental income. Our U.S. servicing operation earned $181.4 million in fees during the period while our European servicer earned $45.7 million. The treatment of CMBS interest income on a GAAP basis is complicated by our application of the ASC 810 consolidation rules. In an attempt to treat these securities similar to the trust's other investment securities, we compute core interest income pursuant to an effective yield methodology. In doing so, we segregate the portfolio into various categories based on the components of the bonds' cash flows and the volatility related to each of these components. We then accrete interest income on an effective yield basis using the components of cash flows that are reliably estimable. Other minor adjustments are made to reflect management's expectations for other components of the projected cash flow stream.

        Included in core costs and expenses were G&A expenses of $143.1 million, allocated interest expense of $21.5 million, amortization expense of $13.6 million, allocated segment management fees of $12.9 million, cost of rental operations of $5.9 million and direct interest expense of $4.8 million. Amortization expense represents the amortization of the European special servicing rights intangible, which reflects the deterioration of this asset as fees are earned.

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

SFR Segment

        As discussed in Note 1 to our Consolidated Financial Statements, the SFR segment was spun off to our stockholders on January 31, 2014.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Lending Segment

        The Lending Segment's Core Earnings increased by $9.4 million, from $230.1 million during the year ended December 31, 2012 to $239.5 million during the year ended December 31, 2013. After making adjustments for the calculation of Core Earnings, revenues were $392.2 million, costs and expenses were $176.6 million, other income was $27.2 million and income taxes were a benefit of $1.7 million.

        Core revenues, consisting principally of interest income on loans, increased by $85.0 million due to growth of $1.5 billion in our loan portfolio between December 31, 2012 and 2013.

        Core costs and expenses increased by $81.0 million, primarily due to (i) a $52.3 million increase in interest expense associated with the various facilities utilized to fund the growth of our investment portfolio, (ii) $18.0 million of business combination costs in connection with the LNR acquisition and (iii) an $11.3 million increase in G&A expenses and base management fees primarily due to the increased size and transaction volume in our Lending Segment.

        Core other income increased by $5.4 million on a net basis principally due to lower realized losses on derivatives which, in 2012, included a significant loss on a foreign currency hedge which was effectively terminated when the related loan receivable was prepaid.

Investing and Servicing Segment

        The Investing and Servicing Segment contributed Core Earnings of $126.8 million during the year ended December 31, 2013. After making adjustments for the calculation of Core Earnings, revenues were $260.0 million, costs and expenses were $142.5 million, other income was $34.9 million and income taxes were $25.6 million.

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

        Included in core costs and expenses were G&A expenses of $110.8 million, allocated segment management fees of $9.4 million, direct interest expense of $3.1 million, allocated interest expense of $9.2 million and amortization expense of $8.1 million. G&A was adjusted to exclude the Change in Control Plan expenses of $22.4 million (see related discussion above under "Non-GAAP Financial Measures"). Amortization expense represents the amortization of the European special servicing intangible, which reflects the deterioration of this asset as fees are earned.

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

SFR Segment

        As discussed in Note 1 to our Consolidated Financial Statements, the SFR segment was spun off to our stockholders on January 31, 2014.

Liquidity and Capital Resources

        Liquidity is a measure of our ability to meet our cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make new investments where appropriate, pay dividends to our stockholders, and other general business needs. We closely monitor our liquidity position and believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations for at least the next 12 months. Our primary sources of liquidity are as follows:

Cash and Cash Equivalents

        As of December 31, 2014, we had cash and cash equivalents of $255.2 million.

Cash Flows for the Year Ended December 31, 2014

	GAAP	VIE Adjustments	Excluding Investing and Servicing VIEs
Net cash provided by operating activities	$220,709	$(510)	$220,199
Cash Flows from Investing Activities:
Spin-off of SWAY	(111,960)	—	(111,960)
Purchase of investment securities	(189,422)	(143,927)	(333,349)
Proceeds from sales and collections of investment securities	154,461	126,467	280,928
Origination and purchase of loans held-for-investment	(3,034,696)	—	(3,034,696)
Proceeds from principal collections and sale of loans	1,694,811	—	1,694,811
Acquisition and improvement of single family homes and acquisition of non-performing loans, net of sales proceeds	(58,964)	—	(58,964)
Net cash flows from other investments and assets	(171,328)	(1,770)	(173,098)
Decrease in restricted cash, net	2,268	—	2,268

Net cash used in investing activities	(1,714,830)	(19,230)	(1,734,060)

Cash Flows from Financing Activities:
Borrowings under financing agreements	4,320,738	—	4,320,738
Proceeds from issuance of convertible senior notes	421,547	—	421,547
Principal repayments on borrowings	(3,419,957)	—	(3,419,957)
Payment of deferred financing costs	(16,514)	—	(16,514)
Proceeds from common stock issuances, net of offering costs	599,463	—	599,463
Payment of dividends	(401,661)	—	(401,661)
Distributions to non-controlling interests	(33,880)	—	(33,880)
Purchase of treasury stock	(12,993)	—	(12,993)
Issuance of debt of consolidated VIEs	89,354	(89,354)	—
Repayment of debt of consolidated VIEs	(136,115)	136,115	—
Distributions of cash from consolidated VIEs	27,531	(27,531)	—

Net cash provided by financing activities	1,437,513	19,230	1,456,743

Net decrease in cash and cash equivalents	(56,608)	(510)	(57,118)
Cash and cash equivalents, beginning of year	317,627	(276)	317,351
Effect of exchange rate changes on cash	(5,832)	—	(5,832)

Cash and cash equivalents, end of year	$255,187	$(786)	$254,401

        The discussion below is on a non-GAAP basis, after removing adjustments principally resulting from the consolidation of the Investing and Servicing Segment's VIEs under ASC 810. These adjustments principally relate to (i) purchase of CMBS related to consolidated VIEs, which are reflected as repayments of VIE debt on a GAAP basis and (ii) sales of CMBS related to consolidated VIEs, which are reflected as VIE distributions on a GAAP basis. There is no significant net impact to cash flows from operations or to overall cash resulting from these consolidations. Refer to Note 2 to our Consolidated Financial Statements for further discussion.

        Cash and cash equivalents decreased by $57.1 million during the year ended December 31, 2014, reflecting net cash provided by operating activities of $220.2 million and net cash provided by financing activities of $1.5 billion partially offset by net cash used in investing activities of $1.7 billion.

        Net cash provided by operating activities of $220.2 million for the year ended December 31, 2014 related primarily to cash interest income of $243.7 million from our loan origination and conduit programs, plus cash interest income on investment securities of $154.7 million. Servicing fees provided cash of $227.5 million and other revenues provided $31.3 million. Offsetting these revenues were cash interest expense of $131.9 million, general and administrative expenses of $130.0 million, a net change in operating assets and liabilities of $78.8 million, management fees of $57.9 million, income tax payments of $34.6 million and acquisition and investment pursuit costs of $3.8 million.

        Net cash used in investing activities of $1.7 billion for the year ended December 31, 2014 related primarily to the origination and acquisition of new loans held-for-investment of $3.0 billion, $183.0 million in investments in unconsolidated entities, $112.0 million distributed in connection with the SWAY spin-off and the acquisition and improvement of real estate and non-performing residential loans of $61.9 million, all partially offset by proceeds received from principal repayments and sales of loans of $1.7 billion.

        Net cash provided by financing activities of $1.5 billion for the year ended December 31, 2014 related primarily to net borrowings after repayments on our secured debt of $900.8 million, net proceeds from our April 2014 equity offering and other common stock issuances of $599.5 million and proceeds from the issuance of convertible senior notes of $421.5 million, all partially offset by dividend distributions of $401.7 million, distributions to non-controlling entities of $33.9 million and the purchase of treasury stock of $13.0 million.

Financing Arrangements

        We utilize a variety of financing arrangements to finance certain assets. We generally utilize three types of financing arrangements:

  1)
  Repurchase Agreements:    Repurchase agreements effectively allow us to borrow against loans and securities that we own. Under these agreements, we sell our loans and securities to a counterparty and agree to repurchase the same loans and securities from the counterparty at a price equal to the original sales price plus interest. The counterparty retains the sole discretion over both whether to purchase the loan and security from us and, subject to certain conditions, the market value of such loan or security for purposes of determining whether we are required to pay margin to the counterparty. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, we would be required to repay any amounts borrowed in excess of the product of (i) the revised market value multiplied by (ii) the applicable advance rate. During the term of a repurchase agreement, we receive the principal and interest on the related loans and securities and pay interest to the counterparty. As of December 31, 2014, we have various repurchase agreements, with details referenced in the table provided below.

  2)
  Bank Credit Facilities:    We use bank credit facilities (including term loans and revolving facilities) to finance our assets. These financings may be collateralized or non-collateralized and may involve one or more lenders. Credit facilities typically have maturities ranging from two to five years and may accrue interest at either fixed or floating rates. The lender retains the sole discretion, subject to certain conditions, over the market value of such note for purposes of determining whether we are required to pay margin to the lender.

  3)
  Loan Sales, Syndications and Securitizations:    We seek non-recourse long-term financing from loan sales, syndications and/or securitizations of our investments in mortgage loans. The sales, syndications or securitizations generally involve a senior portion of our loan, but may involve the entire loan. Loan sales and syndications generally involve the sale of a senior note component or participation interest to a third party lender. Securitization generally involves transferring notes to a special purpose vehicle (or the issuing entity), which then issues one or more classes of non-recourse notes pursuant to the terms of an indenture. The notes are secured by the pool of assets. In exchange for the transfer of assets to the issuing entity, we receive cash proceeds from the sale of non-recourse notes. Sales, syndications or securitizations of our portfolio investments might magnify our exposure to losses on those portfolio investments because the retained subordinate interest in any particular overall loan would be subordinate to the loan components sold and we would, therefore, absorb all losses sustained with respect to the overall loan before the owners of the senior notes experience any losses with respect to the loan in question.

        The following table is a summary of our financing facilities as of December 31, 2014 (dollar amounts in thousands):

	Current Maturity	Extended Maturity(a)	Pricing	Pledged Asset Carrying Value	Maximum Facility Size		Outstanding balance		Approved but Undrawn Capacity(b)	Unallocated Financing Amount(c)
Lender 1 Repo 1	(d)	(d)	LIBOR + 1.85% to 5.25%	$1,365,493	$1,250,000		$875,111		$82,950	$291,939
Lender 1 Repo 2	(e)	N/A	LIBOR + 1.90%	204,645	125,000		101,886		20,000	3,114
Lender 2 Repo 1	Oct 2015	Oct 2018	LIBOR + 1.75% to 2.75%	352,522	325,000		240,188		—	84,812
Lender 3 Repo 1	May 2017	May 2019	LIBOR + 2.85%	178,617	124,250		124,250		—	—
Conduit Repo 1	Sep 2015	Sep 2016	LIBOR + 1.90%	126,818	250,000		94,727		—	155,273
Conduit Repo 2	Nov 2015	Nov 2016	LIBOR + 2.10%	160,838	150,000		113,636		—	36,364
Lender 4 Repo 1	Oct 2015	Oct 2017	LIBOR + 2.60%	416,465	327,117		327,117		—	—
Lender 5 Repo 1	Dec 2015	N/A	LIBOR + 1.85%	84,139	58,079		58,079		—	—
Lender 6 Repo 1	Aug 2017	Aug 2018	LIBOR + 2.75% to 3.00%	366,206	500,000		296,967		—	203,033
Lender 7 Repo 1	Dec 2016	N/A	LIBOR + 2.60% to 2.70%	50,391	39,024		39,024		—	—
Lender 8 Mortgage	Nov 2024	N/A	4.59%	18,021	14,000		14,000		—	—
Borrowing Base	Sep 2015	Sep 2017	LIBOR + 3.25%(f)	1,183,285	450,000	(g)	189,871		—	260,129
Term Loan	Apr 2020	N/A	LIBOR + 2.75%(f)	2,889,787	665,039		662,933	(h)	—	—

				$7,397,227	$4,277,509		$3,137,789		$102,950	$1,034,664

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

(e)
The date that is 180 days after the buyer delivers notice to seller, subject to a maximum date of March 2017.

(f)
Subject to borrower's option to choose alternative benchmark based rates pursuant to the terms of the credit agreement. The Term Loan is also subject to a 75 basis point floor.

(g)
Maximum borrowings under this facility were temporarily increased from $250.0 million to $450.0 million. This increase expires in June 2015 assuming the exercise of a 90-day extension option.

(h)
Term loan outstanding balance is net of $2.1 million of unamortized discount.

New Credit Facilities and Amendments

        Refer to Note 9 of our Consolidated Financial Statements for a detailed discussion of new credit facilities and amendments to existing credit facilities executed during the year ended December 31, 2014.

Variance between Average and Quarter-End Credit Facility Borrowings Outstanding

        The following tables compares the average amount outstanding of our secured financing agreements during each quarter and the amount outstanding as of the end of each quarter, together with an explanation of significant variances (dollar amounts in thousands):

Quarter Ended	Quarter-End Balance	Weighted-Average Balance During Quarter	Variance	Explanations for Significant Variances
March 31, 2014	$2,601,062	$2,536,926	$64,136		(a)
June 30, 2014	2,561,267	2,366,435	194,832		(b)
September 30, 2014	2,708,108	2,766,428	(58,320)		(c)
December 31, 2014	3,137,789	2,745,631	392,158		(d)

(a)
Variance primarily due to the following: (i) $281.6 million drawn on the Lender 1 Repo 1 facility subsequent to its upsizing in January 2014; partially offset by (ii) $146.0 million repayment on the Borrowing Base facility in March 2014.

(b)
Variance primarily due to the following: (i) $90.0 million drawn on the Lender 1 Repo 1 facility in June 2014; (ii) $84.4 million drawn on the Borrowing Base facility in June 2014; and (iii) $43.5 million drawn on the Lender 2 Repo 1 facility in June 2014.

(c)
Variance primarily due to the following: (i) $51.2 million repayment on the Lender 1 Repo 1 facility in September 2014; (ii) $137.7 million repayment on the Conduit Repo 2 facility in August 2014; offset by (iii) $116.5 million draw on the Borrowing Base facility in September 2014.

(d)
Variance primarily due to the following: (i) $125.8 million drawn on the Lender 1 Repo 1 facility in December 2014; (ii) $153.7 drawn on the Borrowing Base facility in December 2014; (iii) $87.0 million drawn on the Conduit Repo 2 facility in December 2014; and (iv) $71.0 million drawn on the Lender 6 Repo 1 facility in December 2014; offset by (v) $119.4 million repayment of the Lender 1 Repo 3 facility in December 2014; and (vi) $89.1 million repayment of the Borrowing Base facility in November 2014.

Quarter Ended	Quarter-End Balance	Weighted-Average Balance During Quarter	Variance	Explanations for Significant Variances
March 31, 2013	$1,027,820	$1,124,392	$(96,572)		(a)
June 30, 2013	1,707,366	1,492,792	214,574		(b)
September 30, 2013	1,312,044	1,523,634	(211,590)		(c)
December 31, 2013	2,257,560	1,850,572	406,988		(d)

(a)
Variance primarily due to the following: (i) payoff of an expiring debt facility in February 2013, (ii) paydown of $315 million in financing under the Lender 1 Repo 1 facility using proceeds from the February 2013 convertible debt offering offset by a draw of $173.9 million in March 2013 to fund loan originations, and (iii) paydown of $57 million in financing under the Lender 2 Repo 1 facility using proceeds from the February 2013 convertible debt offering.

(b)
Variance primarily due to the following: (i) $93.5 million in draws during June 2013 on the Lender 1 Repo 2 facility; and (ii) $285.1 million draw under the Lender 1 Repo 1 facility in June 2013.

(c)
Variance primarily due to the following: (i) paydown of $105.9 million under the Lender 1 Repo 1 facility using proceeds from the September 2013 equity offering; (ii) payoff of $144.9 million and termination of an existing debt facility in September 2013 due to the sale of remaining CMBS pledged to the facility; and (iii) the drawdown of the conduit loan repurchase facilities at the end of the quarter to fund the origination of additional conduit loans.

(d)
Variance primarily due to the following: (i) $375.0 million in proceeds from the upsize of the Term Loan in December and (ii) $86.1 million draw on the Borrowing Base facility.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities

        The following scheduled and/or projected principal repayments on our investments were based upon the amounts outstanding and contractual terms of the financing facilities in effect as of December 31, 2014 (amounts in thousands):

	Scheduled Principal Repayments on Loans and Preferred Interests	Scheduled/Projected Principal Repayments on RMBS and CMBS	Projected Required Repayments of Financing	Scheduled Principal Inflows Net of Financing Outflows
First Quarter 2015	$420,397	$15,701	$(418,240)	$17,858
Second Quarter 2015	49,477	26,051	(4,205)	71,323
Third Quarter 2015	19,955	14,741	(4,243)	30,453
Fourth Quarter 2015	32,214	23,627	(73,746)	(17,905)

Total	$522,043	$80,120	$(500,434)	$101,729

        In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

Issuances of Equity Securities

        We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At December 31, 2014, we had 100,000,000 shares of preferred stock available for issuance and 276,461,697 shares of common stock available for issuance.

        On April 11, 2014, we issued 22.0 million shares of common stock for gross proceeds of $491.0 million. In connection with this offering, the underwriters had a 30-day option to purchase an additional 3.3 million shares of common stock, which they exercised in full, resulting in additional gross proceeds of $73.7 million.

        On May 15, 2014, we established the DRIP Plan which provides stockholders with a means of purchasing additional shares of our common stock by reinvesting the cash dividends paid on our common stock and by making additional optional cash purchases. Shares of our common stock purchased under the DRIP Plan will either be issued directly by the Company or purchased in the open market by the plan administrator. The Company may issue up to 11 million shares of common stock under the DRIP Plan. During the year ended December 31, 2014, shares issued under the DRIP Plan were not material.

        On May 27, 2014, we entered into the ATM Agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell shares of the Company's common stock of up to $500.0 million from time to time, through an "at the market" equity offering program. Sales of shares under the ATM Agreement will be made by means of ordinary brokers' transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices. During the year ended December 31, 2014, we issued 1.5 million shares under the ATM Agreement for gross proceeds of $36.2 million.

Other Potential Sources of Financing

        On October 8, 2014, we issued $431.3 million in aggregate principal of our 3.75% Convertible Senior Notes due 2017 resulting in net proceeds of $421.5 million.

        In the future, we may also use other sources of financing to fund the acquisition of our target assets, including other secured as well as unsecured forms of borrowing and sale of certain investment securities which no longer meet our return requirements.

Off-Balance Sheet Arrangements

        We have relationships with unconsolidated entities and financial partnerships, such as entities often referred to as VIEs. We are not obligated to provide, nor have we provided, any financial support for any VIEs. As such, the risk associated with our involvement is limited to the carrying value of our investment in the entity. Refer to Note 14 to our Consolidated Financial Statements for further discussion.

Repurchases of Equity Securities

        On September 26, 2014, our board of directors authorized and announced the repurchase of up to $250 million of our outstanding common stock over a period of one year. On December 16, 2014, our board of directors amended the repurchase program to allow for the repurchase of our outstanding convertible senior notes. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are discretionary and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. During the year ended December 31, 2014, we repurchased 587,900 shares of common stock for a total cost of $13.0 million and no convertible senior notes under the program.

Dividends

        We intend to continue to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to continue to pay regular quarterly dividends to our stockholders in an amount approximating our net taxable income, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating and debt service requirements. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. Refer to Note 16 to our Consolidated Financial Statements for a detailed dividend history.

        The tax treatment for our aggregate distributions per share of common stock paid with respect to 2014 is as follows:

Record Date	Payable Date	Per Share Dividend Paid	Per Share Dividend Attributed to 2014	Ordinary Taxable Dividends	Taxable Qualified Dividends	Capital Gain Distribution	Unrecaptured 1250 Gain	Nondividend Distributions
12/31/2013	1/15/2014	$0.4600	$0.0756	$0.0194	$0.0020	$0.0028	$—	$0.0534
1/24/2014	1/31/2014	5.7680	5.7680	1.4813	0.1553	0.2131	—	4.0735
3/31/2014	4/15/2014	0.4800	0.4800	0.1233	0.0129	0.0178	—	0.3389
6/30/2014	7/15/2014	0.4800	0.4800	0.1233	0.0129	0.0178	—	0.3389
9/30/2014	10/15/2014	0.4800	0.4800	0.1233	0.0129	0.0178	—	0.3389

		$7.6680	$7.2836	$1.8706	$0.1960	$0.2693	$—	$5.1436

        As the Company's aggregate distributions exceeded its earnings and profits, the January 2015 distribution declared in the fourth quarter of 2014 and payable to stockholders of record as of December 31, 2014 will be treated as a 2015 distribution for federal tax purposes.

        On February 25, 2015, our board of directors declared a dividend of $0.48 per share for the first quarter of 2015, which is payable on April 15, 2015 to common stockholders of record as of March 31, 2015.

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

        The amount of leverage we deploy for particular investments in our target assets depends upon our Manager's assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. and European economy and commercial and residential mortgage markets, our outlook for the level, slope, and volatility of interest rates, the credit quality of our assets, the collateral underlying our assets, and our outlook for asset spreads relative to the LIBOR curve. Under our current repurchase agreements and bank credit facility, our total leverage may not exceed 75% of total assets (as defined), as adjusted to remove the impact of bona-fide loan sales that are accounted for as financings and the consolidation of VIEs pursuant to GAAP. As of December 31, 2014, our total debt to assets ratio was 52.2%.

Contractual Obligations and Commitments

        Contractual obligations as of December 31, 2014 are as follows (amounts in thousands):

	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 years
Secured financings(a)	$3,139,895	$500,434	$947,351	$1,046,915	$645,195
Convertible senior notes	1,491,228	—	431,250	1,059,978	—
Secured borrowings on transferred loans(b)	129,569	688	128,881	—	—
Loan funding commitments(c)	1,957,077	950,425	989,707	16,945	—
Future lease commitments	36,900	6,467	11,792	11,220	7,421

Total	$6,754,669	$1,458,014	$2,508,981	$2,135,058	$652,616

(a)
Includes available extension options.

(b)
These amounts relate to financial asset sales that were required to be accounted for as secured borrowings. As a result, the assets we sold remain on our consolidated balance sheet for financial reporting purposes. Such assets are expected to provide match funding for these liabilities.

(c)
Excludes $144.0 million of loan funding commitments in which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower either earlier than, or in excess of, expectations. In addition, this amount excludes any funding commitments which may be required pursuant to Company guarantees. In certain instances, particularly with loans involving multiple construction lenders, the Company has guaranteed the future funding obligations of third party lenders in the event that such third parties fail to fund their proportionate share of the obligation in a timely manner. We are currently unaware of any circumstances which would require us to make payments under any of these guarantees and, as a result, have not included any such amounts in the above table.

        The table above does not include interest payable, amounts due under our management agreement or derivative agreements as those contracts do not have fixed and determinable payments.

Critical Accounting Estimates

        Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made, based upon information available to us at that time. The following discussion describes the critical accounting estimates that apply to our operations and require complex management judgment. This summary should be read in conjunction with a more complete discussion of our accounting policies included in Note 2 to our Consolidated Financial Statements.

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

        Our loans are typically collateralized by real estate. As a result, we regularly evaluate the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Specifically, a property's operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property's liquidation value. We also evaluate the financial wherewithal of any loan guarantors as well as the borrower's competency in managing and operating the properties. In addition, we consider the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such impairment analyses are completed and reviewed by asset management and finance personnel, who utilize various data sources, including (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrower's exit plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and discussions with market participants.

        Significant judgment is required when evaluating loans for impairment; therefore, actual results over time could be materially different. As of December 31, 2014, the Lending Segment had $5.7 billion of loans held-for-investment, none of which was 90 days or more past due. Historically, this segment has not had any realized losses on individual loans. However, we have established a general loan loss allowance based on our risk classification of the loans in our portfolio, as discussed in Note 5 to our Consolidated Financial Statements. The general loan loss allowance was $6.0 million as of December 31, 2014.

        As of December 31, 2014, the Investing and Servicing Segment has $32.9 million of loans held-for-investment. Of this amount, approximately $3.3 million are in default, all of which had been originally acquired by LNR as NPLs prior to our April 19, 2013 acquisition of LNR.

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

        When the estimated fair value of a security for which we have not elected to apply the fair value option is less than its amortized cost, we consider whether there is an other-than-temporary impairment ("OTTI") in the value of the security. An impairment is deemed an OTTI if (i) we intend to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovering our cost basis, or (iii) we do not expect to recover our cost basis even if we do not intend to sell the security or do not believe it is more likely than not that we will be required to sell the security before recovering our cost basis. If the impairment is deemed to be an OTTI, the resulting accounting treatment depends on the factors causing the OTTI. If the OTTI has resulted from (i) our intention to sell the security or (ii) our judgment that it is more likely than not that we will be required to sell the security before recovering our cost basis, an impairment loss is recognized in earnings equal to the difference between our amortized cost basis and fair value. Whereas, if the OTTI has resulted from our conclusion that we will not recover our cost basis even if we do not intend to sell the security or do not believe it is more likely than not that we will be required to sell the security before recovering our cost basis, only the credit loss portion of the impairment is recorded in earnings and the portion of the loss related to other factors, such as changes in interest rates, continues to be recognized in accumulated other comprehensive income. Determining whether there is an OTTI may require us to exercise significant judgment and make significant assumptions, including, but not limited to, estimated cash flows, estimated prepayments, loss assumptions, and assumptions regarding changes in interest rates. As a result, actual OTTI losses could differ from reported amounts. Such judgments and assumptions are based upon a number of factors, including (i) credit of the issuer or the borrowers, (ii) credit rating of the security, (iii) key terms of the security, (iv) performance of the loan or underlying loans, including debt service coverage and loan-to-value ratios, (v) the value of the collateral for the loan or underlying loans, (vi) the effect of local, industry, and broader economic factors, and (vii) the historical and anticipated trends in defaults and loss severities for similar securities. As of December 31, 2014, we held $307.4 million of available-for-sale RMBS and CMBS which had gross unrealized gains of $60.4 million and $0.2 million of unrealized losses. We also had $442.0 million of held-to-maturity securities which had unrealized losses of $1.4 million as of December 31, 2014. We recognized OTTI charges against earnings with respect to our investment securities of $0.3 million, $1.0 million and $4.4 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Valuation of Financial Assets and Liabilities Carried at Fair Value

        We measure our VIE assets and liabilities, mortgage-backed securities, derivative assets and liabilities, domestic servicing rights intangible asset and any assets or liabilities where we have elected the fair value option at fair value. When actively quoted observable prices are not available, we either use implied pricing from similar assets and liabilities or valuation models based on net present values of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors. See Note 20 to our Consolidated Financial Statements for details regarding the various methods and inputs we use in measuring the fair value of our financial assets and liabilities. As of December 31, 2014, we had $108.9 billion and $107.2 billion of financial assets and liabilities, respectively, that are measured at fair value, including $107.8 billion of VIE assets and $107.2 billion of VIE liabilities we consolidate pursuant to ASC 810.

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

Derivative Instruments and Hedging Activities

        We record all derivatives on our consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on whether we have elected to designate a derivative in a hedging relationship and have satisfied the criteria necessary to apply hedge accounting under GAAP. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We regularly enter into derivative contracts that are intended to economically hedge certain of our risks, even though the transactions may not qualify for, or we may not elect to pursue, hedge accounting. In such cases, changes in the fair value of the derivatives are recorded in earnings. The designation of derivative contracts as hedges, the measurement of their effectiveness, and the estimate of the fair value of the contracts all may involve significant judgments by our management, and changes to those judgments could significantly impact our reported results of operations. As of December 31, 2014, we had $26.6 million of derivative assets and $5.5 million of derivative liabilities. We recognized net gains on derivatives of $20.5 million for the year ended December 31, 2014 and net losses on derivatives of $11.2 million and $14.2 million for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2014, we had $0.1 million of net unrecognized losses on derivatives designated as hedges.

Goodwill Impairment

        Our goodwill at December 31, 2014 of $140.4 million represents the excess of consideration transferred over the fair value of LNR's net assets acquired on April 19, 2013. In testing goodwill for impairment, we follow ASC 350, Intangibles—Goodwill and Other, which permits a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill. If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill, then no impairment is determined to exist for the reporting unit. However, if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value including goodwill, we compare the fair value of that reporting unit with its carrying value, including goodwill ("Step One"). If the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired with the impairment loss equal to the amount by which the carrying value of the goodwill exceeds the implied fair value of that goodwill.

        Based on our qualitative assessment during the 2014 fourth quarter, we believe that the Investing and Servicing Segment reporting unit to which all of our goodwill was attributed is not currently at risk of failing Step One of the impairment test. This qualitative assessment required judgment to be applied in evaluating the effects of multiple factors, including actual and projected financial performance of the reporting unit, macroeconomic conditions, industry and market conditions, and relevant entity specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill.

Recent Accounting Developments

        Refer to Note 2 of our Consolidated Financial Statements for a discussion of recent accounting developments and the expected impact to the Company.

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

Credit Risk

        Our loans and investments are subject to credit risk. The performance and value of our loans and investments depend upon the owners' ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, our Manager's asset management team reviews our investment portfolios and in certain instances is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary.

        We seek to further manage credit risk associated with our loans held-for-sale through the purchase of credit index instruments. The following table presents our credit index instruments as of December 31, 2014 and December 31, 2013 (dollar amounts in thousands):

	Face Value of Loans Held-for-Sale	Aggregate Notional Value of Credit Index Instruments	Number of Credit Index Instruments
December 31, 2014	$390,342	$45,000	12
December 31, 2013	$209,099	$50,000	4

        Refer to Note 6 of our Consolidated Financial Statements for a discussion of weighted average ratings of our investment securities.

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

Interest Rate Risk

        Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations such as repurchase agreements, bank credit facilities, term loans, revolving facilities and securitizations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we mitigate such interest rate risk through the utilization of interest rate swaps of the same duration. The following table presents financial instruments where we have utilized interest rate swaps to hedge interest rate risk and the related interest rate swaps as of December 31, 2014 and 2013 (dollar amounts in thousands):

	Face Value of Hedged Instruments	Aggregate Notional Value of Interest Rate Swaps	Number of Interest Rate Swaps
Instrument hedged as of December 31, 2014
Loans held-for-investment	$9,000	$9,000	2
Loans held-for-sale	390,342	338,500	54
RMBS, available-for-sale	270,783	74,000	3
Secured financing agreements	220,729	218,165	8

	$890,854	$639,665	67

Instrument hedged as of December 31, 2013
Loans held-for-investment	$60,810	$60,905	4
Loans held-for-sale	209,099	175,400	41
RMBS, available-for-sale	414,020	25,000	2
CMBS, fair value option	18,939	9,700	1
Secured financing agreements	168,766	177,100	8

	$871,634	$448,105	56

Interest Rate Effect on the Lending Segment's Net Interest Margin

        The operating results of the Lending Segment depend in large part on differences between the income earned on our investments and our cost of borrowing and hedging activities. The cost of our borrowings is generally based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally may increase (1) while the yields earned on our leveraged fixed-rate mortgage assets remain static and (2) at a faster pace than the yields earned on our leveraged floating rate mortgage assets, which could result in a decline in our net interest margin. The severity of any such decline would depend on our asset/liability composition at the time as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our target assets. If any of these events were to occur, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations. Hedging techniques are partly based on assumed levels of prepayments of our investments. If prepayments are slower or faster than assumed, the life of the investment would be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions.

        The following table summarizes the estimated annual change in net investment income for our LIBOR-based investments and our LIBOR-based debt assuming increases or a decrease in LIBOR and adjusted for the effects of our interest rate hedging activities (amounts in thousands):

Income (Expense) Subject to Interest Rate Sensitivity	Variable-rate investments and indebtedness	3.0% Increase	2.0% Increase	1.0% Increase	1.0% Decrease(1)
Investment income from variable-rate investments	$4,636,497	$150,587	$98,290	$46,275	$(9,089)
Interest expense from variable-rate debt	(3,125,895)	(90,489)	(59,230)	(27,971)	5,735

Net investment income from variable-rate instruments	$1,510,602	$60,098	$39,060	$18,304	$(3,354)

(1)
Assumes LIBOR does not go below 0%.

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

Fair Value Risk

        The estimated fair value of our investments fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the estimated fair value of the fixed-rate investments would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of the fixed-rate investments would be expected to increase. As market volatility increases or liquidity decreases, the fair value of our assets recorded and/or disclosed may be adversely impacted. Our economic exposure is generally limited to our net investment position as we seek to fund fixed rate investments with fixed rate financing or variable rate financing hedged with interest rate swaps.

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

        Consistent with our strategy of hedging foreign currency exposure on certain investments, we typically enter into a series of forwards to fix the U.S. dollar amount of foreign currency denominated cash flows (interest and principal payments) we expect to receive from our foreign currency denominated loans and investment securities. Accordingly, the notional values and expiration dates of our foreign currency hedges approximate the amounts and timing of future payments we expect to receive on the related investments. The following table represents our current currency hedge exposure as it relates to our loans and investment securities denominated in foreign currencies, along with the aggregate notional amount of the hedges in place (amounts in thousands except for number of contracts, using the December 31, 2014 pound sterling ("GBP") closing rate of 1.5577, Euro ("EUR") closing rate of 1.2098, Swedish Krona ("SEK") closing rate of 0.1281, Norwegian Krone ("NOK") closing rate of 0.1342 and Danish Krone ("DKK") closing rate of 0.1625):

Carrying Value of Investment	Local Currency	Number of foreign exchange contracts	Aggregate Notional Value of Hedges Applied	Expiration Range of Contracts
$10,345	GBP	14	$11,283	January 2015 - March 2016
100,126	GBP	3	109,759	March 2015 - March 2016
23,150	GBP	8	27,033	January 2015 - August 2016
26,948	EUR	5	31,435	February 2015 - February 2016
92,550	GBP	10	114,167	January 2015 - April 2017
46,246	GBP	5	53,859	January 2015 - January 2016
54,246	EUR	17	56,974	January 2015 - October 2016
—	GBP	1	3,898	March 2015
7,422	EUR, DKK, NOK, SEK	6	13,114	December 2015
33,596	EUR	7	39,600	February 2016 - October 2016
15,120	GBP	14	17,476	January 2015 - January 2018
107,832	GBP	1	131,593	July 2016
3,872	GBP	1	7,255	January 2017

$521,453		92	$617,446

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Starwood Property Trust, Inc.
Greenwich, Connecticut

        We have audited the accompanying consolidated balance sheets of Starwood Property Trust, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Starwood Property Trust, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants
Miami, Florida February 25, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Starwood Property Trust, Inc.
Greenwich, Connecticut

        We have audited the internal control over financial reporting of Starwood Property Trust, Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 25, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida
February 25, 2015

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	As of December 31,
	2014	2013
Assets:
Cash and cash equivalents	$255,187	$317,627
Restricted cash	48,704	69,052
Loans held-for-investment, net	5,779,238	4,363,718
Loans held-for-sale, at fair value	391,620	206,672
Loans transferred as secured borrowings	129,427	180,414
Investment securities ($556,253 and $566,789 held at fair value)	998,248	935,107
Intangible assets—servicing rights ($132,303 and $150,149 held at fair value)	144,152	177,173
Residential real estate, net	—	749,214
Non-performing residential loans	—	215,371
Investment in unconsolidated entities	193,983	122,954
Goodwill	140,437	140,437
Derivative assets	26,628	7,769
Accrued interest receivable	40,102	37,630
Other assets	135,506	95,813
Variable interest entity ("VIE") assets, at fair value	107,816,065	103,151,624

Total Assets	$116,099,297	$110,770,575

Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$144,516	$225,374
Related-party payable	40,751	17,793
Dividends payable	108,189	90,171
Derivative liabilities	5,476	24,192
Secured financing agreements, net	3,137,789	2,257,560
Convertible senior notes, net	1,418,022	997,851
Secured borrowings on transferred loans	129,441	181,238
VIE liabilities, at fair value	107,232,201	102,649,263

Total Liabilities	112,216,385	106,443,442

Commitments and contingencies (Note 22)
Equity:
Starwood Property Trust, Inc. Stockholders' Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 224,752,053 issued and 223,538,303 outstanding as of December 31, 2014 and 196,139,045 issued and 195,513,195 outstanding as of December 31, 2013	2,248	1,961
Additional paid-in capital	3,835,725	4,300,479
Treasury stock (1,213,750 shares and 625,850 shares)	(23,635)	(10,642)
Accumulated other comprehensive income	55,896	75,449
Accumulated deficit	(9,378)	(84,719)

Total Starwood Property Trust, Inc. Stockholders' Equity	3,860,856	4,282,528
Non-controlling interests in consolidated subsidiaries	22,056	44,605

Total Equity	3,882,912	4,327,133

Total Liabilities and Equity	$116,099,297	$110,770,575

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	For the Year Ended December 31,
	2014	2013	2012
Revenues:
Interest income from loans	$434,662	$344,640	$251,615
Interest income from investment securities	112,016	74,312	55,419
Servicing fees	135,565	124,726	—
Other revenues	20,632	5,817	260

Total revenues	702,875	549,495	307,294

Costs and expenses:
Management fees	117,732	76,816	57,286
Interest expense	161,104	111,803	47,125
General and administrative	169,661	150,019	11,663
Business combination costs	—	17,958	—
Acquisition and investment pursuit costs	3,681	3,648	3,476
Depreciation and amortization	16,627	9,701	—
Loan loss allowance, net	2,047	1,923	2,061
Other expense	13,157	1,298	150

Total costs and expenses	484,009	373,166	121,761

Income before other income, income taxes and non-controlling interests	218,866	176,329	185,533
Other income:
Income of consolidated VIEs, net	212,506	116,377	—
Change in fair value of servicing rights	(16,787)	(6,844)	—
Change in fair value of investment securities, net	15,077	(8,884)	295
Change in fair value of mortgage loans held-for-sale, net	70,420	43,849	(5,760)
Earnings from unconsolidated entities	19,932	8,841	5,086
Gain on sale of investments, net	12,886	25,063	24,836
Gain (loss) on derivative financial instruments, net	20,451	(11,170)	(14,157)
Foreign currency (loss) gain, net	(29,942)	10,383	15,120
Total other-than-temporary impairment ("OTTI")	(1,788)	(2,076)	(7,256)
Noncredit portion of OTTI recognized in other comprehensive income	732	1,062	2,854

Net impairment losses recognized in earnings	(1,056)	(1,014)	(4,402)

Other income, net	3,832	1,052	7

Total other income	307,319	177,653	21,025

Income from continuing operations before income taxes	526,185	353,982	206,558
Income tax provision	(24,096)	(23,858)	(871)

Income from continuing operations	502,089	330,124	205,687
Loss from discontinued operations, net of tax (Note 3)	(1,551)	(19,794)	(2,005)

Net income	500,538	310,330	203,682
Net income attributable to non-controlling interests	(5,517)	(5,300)	(2,487)

Net income attributable to Starwood Property Trust, Inc.	$495,021	$305,030	$201,195

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic:
Income from continuing operations	$2.29	$1.94	$1.77
Loss from discontinued operations	(0.01)	(0.12)	(0.01)

Net income	$2.28	$1.82	$1.76

Diluted:
Income from continuing operations	$2.25	$1.94	$1.77
Loss from discontinued operations	(0.01)	(0.12)	(0.01)

Net income	$2.24	$1.82	$1.76

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	For the Year Ended December 31,
	2014	2013	2012
Net income	$500,538	$310,330	$203,682
Other comprehensive income (loss) (net change by component):
Cash flow hedges	507	1,967	(1,152)
Available-for-sale securities	(6,376)	(15,680)	84,825
Foreign currency remeasurement	(13,684)	9,487	—

Other comprehensive (loss) income	(19,553)	(4,226)	83,673

Comprehensive income	480,985	306,104	287,355
Less: Comprehensive income attributable to non-controlling interests	(5,517)	(5,300)	(2,487)

Comprehensive income attributable to Starwood Property Trust, Inc.	$475,468	$300,804	$284,868

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(Amounts in thousands, except share data)

	Common Stock							Total Starwood Property Trust, Inc. Stockholders' Equity
				Treasury Stock			Accumulated Other Comprehensive Income (Loss)
		Par Value	Additional Paid-in Capital			Accumulated Deficit			Non- Controlling Interests	Total Equity
	Shares			Shares	Amount
Balance, January 1, 2012	93,811,351	$938	$1,828,319	625,850	$(10,642)	$(55,129)	$(3,998)	$1,759,488	$5,659	$1,765,147
Proceeds from public offering of common stock	41,400,000	414	875,323	—	—	—	—	875,737	—	875,737
Equity offering costs	—	—	(2,034)	—	—	—	—	(2,034)	—	(2,034)
Share-based compensation	746,929	7	16,156	—	—	—	—	16,163	—	16,163
Manager incentive fee paid in stock	167,076	2	3,589	—	—	—	—	3,591	—	3,591
Net income	—	—	—	—	—	201,195	—	201,195	2,487	203,682
Dividends declared, $1.86 per share	—	—	—	—	—	(218,467)	—	(218,467)	—	(218,467)
Other comprehensive income, net	—	—	—	—	—	—	83,673	83,673	—	83,673
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	94,250	94,250
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(24,537)	(24,537)

Balance, December 31, 2012	136,125,356	$1,361	$2,721,353	625,850	$(10,642)	$(72,401)	$79,675	$2,719,346	$77,859	$2,797,205
Proceeds from public offering of common stock	59,225,000	592	1,512,925	—	—	—	—	1,513,517	—	1,513,517
Equity offering costs	—	—	(1,390)	—	—	—	—	(1,390)	—	(1,390)
Convertible senior notes	—	—	48,502	—	—	—	—	48,502	—	48,502
Share-based compensation	686,232	7	16,337	—	—	—	—	16,344	—	16,344
Manager incentive fee paid in stock	102,457	1	2,752	—	—	—	—	2,753	—	2,753
Net income	—	—	—	—	—	305,030	—	305,030	5,300	310,330
Dividends declared, $1.82 per share	—	—	—	—	—	(317,348)	—	(317,348)	—	(317,348)
Other comprehensive (loss), net	—	—	—	—	—	—	(4,226)	(4,226)	—	(4,226)
VIE non-controlling interests	—	—	—	—	—	—	—	—	(753)	(753)
Non-controlling interests assumed through LNR acquisition	—	—	—	—	—	—	—	—	8,705	8,705
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	1,599	1,599
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(48,105)	(48,105)

Balance, December 31, 2013	196,139,045	$1,961	$4,300,479	625,850	$(10,642)	$(84,719)	$75,449	$4,282,528	$44,605	$4,327,133
Proceeds from public offering of common stock	25,300,000	253	564,442	—	—	—	—	564,695	—	564,695
Proceeds from ATM Agreement	1,512,925	16	36,156	—	—	—	—	36,172	—	36,172
Proceeds from DRIP Plan	5,612	—	131	—	—	—	—	131	—	131
Equity offering costs	—	—	(1,535)	—	—	—	—	(1,535)	—	(1,535)
Common stock repurchased	—	—	—	587,900	(12,993)	—	—	(12,993)	—	(12,993)
Convertible senior notes	—	—	15,568	—	—	—	—	15,568	—	15,568
Share-based compensation	1,324,674	13	28,609	—	—	—	—	28,622	—	28,622
Manager incentive fee paid in stock	469,797	5	11,118	—	—	—	—	11,123	—	11,123
Net income	—	—	—	—	—	495,021	—	495,021	5,517	500,538
Dividends declared, $1.92 per share	—	—	—	—	—	(419,680)	—	(419,680)	—	(419,680)
Spin-off of SWAY	—	—	(1,119,243)	—	—	—	—	(1,119,243)	(1,594)	(1,120,837)
Other comprehensive (loss), net	—	—	—	—	—	—	(19,553)	(19,553)	—	(19,553)
VIE non-controlling interests	—	—	—	—	—	—	—	—	141	141
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	7,267	7,267
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(33,880)	(33,880)

Balance, December 31, 2014	224,752,053	$2,248	$3,835,725	1,213,750	$(23,635)	$(9,378)	$55,896	$3,860,856	$22,056	$3,882,912

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Year ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net income	$500,538	$310,330	$203,682
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	11,747	9,727	5,669
Amortization of convertible debt discount and deferred fees	14,665	8,538	—
Accretion of net discount on investment securities	(25,023)	(30,235)	(33,964)
Accretion of net deferred loan fees and discounts	(21,286)	(44,643)	(44,653)
Amortization of premium from secured borrowings on transferred loans	(893)	(1,655)	(1,044)
Share-based compensation	28,622	16,344	16,163
Share-based component of incentive fees	11,123	2,752	3,592
Change in fair value of fair value option investment securities	(15,077)	8,884	(295)
Change in fair value of consolidated VIEs	(52,559)	(23,687)	—
Change in fair value of servicing rights	16,787	6,844	—
Change in fair value of loans held-for-sale	(70,420)	(43,849)	5,760
Change in fair value of derivatives	(24,646)	7,836	7,219
Foreign currency loss (gain), net	29,366	(10,375)	(15,359)
Gain on non-performing loans and sale of investments	(13,829)	(40,315)	(25,272)
Impairment of real estate	—	1,095	—
Other-than-temporary impairment	1,056	1,015	4,402
Loan loss allowance, net	2,047	1,923	2,061
Depreciation and amortization	16,622	14,925	—
Earnings from unconsolidated entities	(19,932)	(8,841)	—
Distributions of earnings from unconsolidated entities	15,245	6,808	—
Capitalized costs written off	—	1,517	—
Originations of loans held-for-sale, net of principal collections	(1,785,050)	(1,232,920)	—
Proceeds from sale of loans held-for-sale	1,670,522	1,326,602	132,012
Changes in operating assets and liabilities:
Related-party payable, net	22,958	15,997	(6,545)
Accrued and capitalized interest receivable, less purchased interest	(52,514)	(32,387)	(11,393)
Other assets	1,591	18,686	(394)
Accounts payable, accrued expenses and other liabilities	(40,951)	35,398	23,941

Net cash provided by operating activities	220,709	326,314	265,582

Cash Flows from Investing Activities:
Spin-off of Starwood Waypoint Residential Trust	(111,960)	—	—
Purchase of LNR, net of cash acquired	—	(586,383)	—
Purchase of investment securities	(189,422)	(479,843)	(626,287)
Proceeds from sales of investment securities	100,166	463,428	261,291
Proceeds from principal collections on investment securities	54,295	70,417	89,134
Origination and purchase of loans held-for-investment	(3,034,696)	(2,663,267)	(1,754,388)
Proceeds from principal collections on loans	1,192,823	769,650	670,450
Proceeds from loans sold	501,988	435,818	344,431
Acquisition and improvement of single family homes	(61,901)	(642,099)	(172,326)
Proceeds from sale of single family homes	1,784	13,617	4,714
Purchase of other assets	(37,879)	(2,157)	(14,824)
Purchase of non-performing loans	—	(186,263)	—
Proceeds from sale of non-performing loans	1,153	25,954	—
Investment in unconsolidated entities	(183,043)	(30,562)	—
Proceeds from sale of interest in unconsolidated entities	—	—	8,341
Distribution of capital from unconsolidated entities	62,013	6,515	892
Payments for purchase or termination of derivatives	(19,928)	(17,389)	—
Proceeds from termination of derivatives	5,996	10,289	—
Return of investment basis in purchased derivative asset	1,513	1,948	3,336
Decrease (increase) in restricted cash, net	2,268	(17,275)	(3,429)

Net cash used in investing activities	(1,714,830)	(2,827,602)	(1,188,665)

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(Amounts in thousands)

	For the Year ended December 31,
	2014	2013	2012
Cash Flows from Financing Activities:
Borrowings under financing agreements	$4,320,738	$4,391,114	$1,777,480
Proceeds from issuance of convertible senior notes	421,547	1,037,926	—
Principal repayments on borrowings	(3,419,957)	(3,884,972)	(1,575,185)
Payment of deferred financing costs	(16,514)	(26,309)	(8,620)
Proceeds from secured borrowings	—	95,000	35,738
Proceeds from common stock issuances	600,998	1,513,519	875,737
Payment of equity offering costs	(1,535)	(1,390)	(2,034)
Payment of dividends	(401,661)	(300,973)	(186,102)
Contributions from non-controlling interests	—	1,599	94,250
Distributions to non-controlling interests	(33,880)	(48,104)	(24,537)
Purchase of treasury stock	(12,993)	—	—
Issuance of debt of consolidated VIEs	89,354	13,993	—
Repayment of debt of consolidated VIEs	(136,115)	(180,652)	—
Distributions of cash from consolidated VIEs	27,531	29,411	—

Net cash provided by financing activities	1,437,513	2,640,162	986,727

Net (decrease) increase in cash and cash equivalents	(56,608)	138,874	63,644
Cash and cash equivalents, beginning of year	317,627	177,671	114,027
Effect of exchange rate changes on cash	(5,832)	1,082	—

Cash and cash equivalents, end of year	$255,187	$317,627	$177,671

Supplemental disclosure of cash flow information:
Cash paid for interest	$131,917	$79,190	$42,272
Income taxes paid	34,611	43,080	1,036
Supplemental disclosure of non-cash investing and financing activities:
Net assets distributed in spin-off of Starwood Waypoint Residential Trust	$1,008,877	$—	$—
Dividends declared, but not yet paid	108,189	90,171	73,796
Consolidation of VIEs (VIE asset/liability additions)	29,363,132	25,165,354	—
Deconsolidation of VIEs (VIE asset/liability reductions)	9,392,128	1,218,514	—
Contributions from non-controlling interest	7,267	—	—
Fair value of assets acquired	—	1,152,360	—
Fair value of liabilities assumed	—	562,279	—
Unsettled trades and loans receivable	—	—	2,752
Interest only security received in connection with securitization	—	1,889	—
Conversion of non-performing residential loans to residential real estate	—	18,867	—

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2014

1. Business and Organization

        Starwood Property Trust, Inc. ("STWD" together with its subsidiaries, "we" or the "Company") is a Maryland corporation that commenced operations in August 2009 upon the completion of our initial public offering ("IPO"). We are focused primarily on originating, acquiring, financing and managing commercial mortgage loans and other commercial real estate debt investments, commercial mortgage-backed securities ("CMBS"), and other commercial real estate-related debt investments in both the U.S. and Europe. We refer to the following as our target assets:

  •
  commercial real estate mortgage loans, including preferred equity interests;

  •
  CMBS; and

  •
  other commercial real estate-related debt investments.

        Our target assets may also include residential mortgage-backed securities ("RMBS"), certain residential mortgage loans, distressed or non-performing commercial loans, commercial properties subject to net leases and equity interests in commercial real estate. As market conditions change over time, we may adjust our strategy to take advantage of changes in interest rates and credit spreads as well as economic and credit conditions.

        On April 19, 2013, we acquired the equity of LNR Property LLC ("LNR") and certain of its subsidiaries for an initial agreed upon purchase price of approximately $859 million, which was reduced for transaction expenses and distributions occurring after September 30, 2012, resulting in cash consideration of approximately $730 million. Immediately prior to the acquisition, an affiliate of the Company acquired the remaining equity comprising LNR's commercial property division for a purchase price of $194 million. The portion of the LNR business acquired by us includes the following: (i) servicing businesses in both the U.S. and Europe that manage and work out problem assets, (ii) an investment business that is focused on selectively acquiring and managing real estate finance investments, including unrated, investment grade and non-investment grade rated CMBS, including subordinated interests of securitization and resecuritization transactions, and high yielding real estate loans; and (iii) a mortgage loan business which originates conduit loans for the primary purpose of selling these loans into securitization transactions.

        We have two reportable business segments as of December 31, 2014:

  •
  Real estate lending (the "Lending Segment")—includes all business activities of the Company, excluding the real estate investing and servicing segment. The Lending Segment generally represents investments in real estate-related loans and securities that are held-for-investment.

  •
  Real estate investing and servicing (the "Investing and Servicing Segment")—formerly referred to as the "LNR Segment", this segment includes all business activities of the acquired LNR business excluding the consolidation of securitization variable interest entities ("VIEs").

        On January 31, 2014, we completed the spin-off of our former single family residential ("SFR") segment to our stockholders. The newly-formed real estate investment trust, Starwood Waypoint Residential Trust ("SWAY"), is listed on the New York Stock Exchange ("NYSE") and trades under the ticker symbol "SWAY." Our stockholders received one common share of SWAY for every five shares of our common stock held at the close of business on January 24, 2014. As part of the spin-off, we contributed $100 million to the unlevered balance sheet of SWAY to fund its growth and

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

1. Business and Organization (Continued)

operations. As of January 31, 2014, SWAY held net assets of $1.1 billion. The net assets of SWAY consisted of approximately 7,200 units of single-family homes and residential non-performing mortgage loans as of January 31, 2014. In connection with the spin-off, 40.1 million shares of SWAY were issued. Refer to Note 3 herein for additional information regarding SFR segment financial information, which has been presented within discontinued operations in the consolidated statements of operations included herein.

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

2. Summary of Significant Accounting Policies

Balance Sheet Presentation of the Investing and Servicing Segment's Variable Interest Entities

        The acquisition of LNR substantially changed the presentation of our financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). As noted above, LNR, now referred to as the "Investing and Servicing Segment," operates an investment business that acquires unrated, investment grade and non-investment grade rated CMBS. These securities represent interests in securitization structures (commonly referred to as special purpose entities, or "SPEs"). These SPEs are structured as pass through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. Under GAAP, SPEs typically qualify as variable interest entities ("VIEs"). These are entities that, by design, either (1) lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) have equity investors that do not have the ability to make significant decisions relating to the entity's operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity.

        Because the Investing and Servicing Segment often serves as the special servicer of the trusts in which it invests, consolidation of these structures is required pursuant to GAAP as outlined in detail below. This results in a consolidated balance sheet which presents the gross assets and liabilities of the VIEs. The assets and other instruments held by these VIEs are restricted and can only be used to fulfill the obligations of the entity. Additionally, the obligations of the VIEs do not have any recourse to the general credit of any other consolidated entities, nor to us as the consolidator of these VIEs.

        The VIE liabilities initially represent investment securities on our balance sheet (pre-consolidation). Upon consolidation of these VIEs, our associated investment securities are eliminated, as is the interest income related to those securities. Similarly, the fees we earn in our roles

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

as special servicer of the bonds issued by the consolidated VIEs or as collateral administrator of the consolidated VIEs are also eliminated. Finally, an allocable portion of the identified servicing intangible associated with the eliminated fee streams is eliminated in consolidation.

        Please refer to the segment data in Note 23 for a presentation of the Investing and Servicing Segment without consolidation of these VIEs.

Basis of Accounting and Principles of Consolidation

        The accompanying consolidated financial statements include our accounts and those of our consolidated subsidiaries and VIEs. Intercompany amounts have been eliminated in consolidation.

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

        When we consolidate entities other than VIEs, the ownership interests of any minority parties are reflected as non-controlling interests. A non-controlling interest in a consolidated subsidiary is defined as "the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent." Non-controlling interests are presented as a separate component of equity in the consolidated balance sheets. In addition, the presentation of net income attributes earnings to controlling and non-controlling interests. When we consolidate VIEs, beneficial interests payable to third parties are reflected as liabilities when the interests are legally issued in the form of debt.

Variable Interest Entities

        We evaluate all of our interests in VIEs for consolidation. When our interests are determined to be variable interests, we assess whether we are deemed to be the primary beneficiary of the VIE. The primary beneficiary of a VIE is required to consolidate the VIE. Accounting Standards Codification ("ASC") 810, Consolidation, defines the primary beneficiary as the party that has both (i) the power to direct the activities of the VIE that most significantly impact its economic performance, and (ii) the

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

obligation to absorb losses and the right to receive benefits from the VIE which could be potentially significant. We consider our variable interests as well as any variable interests of our related parties in making this determination. Where both of these factors are present, we are deemed to be the primary beneficiary and we consolidate the VIE. Where either one of these factors is not present, we are not the primary beneficiary and do not consolidate the VIE.

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

        Our purchased investment securities include CMBS which are unrated and non-investment grade rated securities issued by CMBS trusts. In certain cases, we may contract to provide special servicing activities for these CMBS trusts, or, as holder of the controlling class, we may have the right to name and remove the special servicer for these trusts. In our role as special servicer, we provide services on defaulted loans within the trusts, such as foreclosure or work-out procedures, as permitted by the underlying contractual agreements. In exchange for these services, we receive a fee. These rights give us the ability to direct activities that could significantly impact the trust's economic performance. However, in those instances where an unrelated third party has the right to unilaterally remove us as special servicer, we do not have the power to direct activities that most significantly impact the trust's economic performance. We evaluated all of our positions in such investments for consolidation.

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

As of December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

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

Discontinued Operations

        On January 31, 2014, we completed the spin-off of our former SFR segment to our stockholders as discussed in Note 1. In accordance with ASC 205, Presentation of Financial Statements, the results of the SFR segment are presented within discontinued operations in our consolidated statements of operations for years ended December 31, 2014, 2013 and 2012.

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

        We have elected the fair value option for eligible financial assets and liabilities of our consolidated VIEs, loans held-for-sale originated by the Investing and Servicing Segment's conduit platform, purchased CMBS issued by VIEs we could consolidate in the future and certain investments in marketable equity securities. The fair value elections for VIE and securitization related items were made in order to mitigate accounting mismatches between the carrying value of the instruments and the related assets and liabilities that we consolidate at fair value. The fair value elections for mortgage loans held-for-sale originated by the Investing and Servicing Segment's conduit platform were made due to the short-term nature of these instruments. The fair value elections for investments in marketable equity securities were made because the shares are listed on an exchange, which allows us to determine the fair value using a quoted price from an active market.

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

        As discussed above, we measure the assets and liabilities of consolidated VIEs at fair value pursuant to our election of the fair value option. The VIEs in which we invest are "static"; that is, no

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

reinvestment is permitted, and there is no active management of the underlying assets. In determining the fair value of the assets and liabilities of the VIE, we maximize the use of observable inputs over unobservable inputs. We also acknowledge that our principal market for selling CMBS assets is the securitization market where the market participant is considered to be a CMBS trust or a collateralized debt obligation ("CDO"). This methodology results in the fair value of the assets of a static CMBS trust being equal to the fair value of its liabilities. Refer to Note 20 for further discussion regarding our fair value measurements.

Business Combinations

        Under ASC 805, Business Combinations, the acquirer in a business combination must recognize, with certain exceptions, the fair values of assets acquired, liabilities assumed, and non-controlling interests when the acquisition constitutes a change in control of the acquired entity. As goodwill is calculated as a residual, all goodwill of the acquired business, not just the acquirer's share, is recognized under this "full goodwill" approach.

        We also apply the provisions of ASC 805 in accounting for the acquisition of a controlling interest in a previously unconsolidated entity. Such transactions are treated as a business combination achieved in stages, whereby the acquirer remeasures its previously held equity interest in the acquiree at its acquisition date fair value and recognizes the resulting gain or loss in earnings.

Cash and Cash Equivalents

        Cash and cash equivalents include cash in banks and short-term investments. Short-term investments are comprised of highly liquid instruments with original maturities of three months or less. The Company maintains its cash and cash equivalents in multiple financial institutions and at times these balances exceed federally insurable limits.

Loans Held-for-Investment

        Loans that are held-for-investment are carried at cost, net of unamortized acquisition premiums or discounts, loan fees, and origination costs as applicable, unless the loans are deemed impaired. We evaluate each loan classified as held-for-investment for impairment at least quarterly. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. If a loan is considered to be impaired, we record an allowance to reduce the carrying value of the loan to the present value of expected future cash flows discounted at the loan's contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral.

        Our loans are typically collateralized by real estate. As a result, we regularly evaluate the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower. Specifically, a property's operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property's liquidation value. We also evaluate the financial wherewithal of any loan guarantors as well as the borrower's competency in

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

managing and operating the properties. In addition, we consider the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such impairment analyses are completed and reviewed by asset management and finance personnel, who utilize various data sources, including (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrower's exit plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and discussions with market participants.

Loans Held-For-Sale

        Our loans that we intend to sell or liquidate in the short-term are classified as held-for-sale and are carried at the lower of amortized cost or fair value, unless we have elected to apply the fair value option at origination or purchase. The Investing and Servicing Segment's conduit business originates fixed rate commercial mortgage loans for future sale to multi-seller securitization trusts. We periodically enter into derivative financial instruments to hedge unpredictable changes in fair value of this loan portfolio, including changes resulting from both interest rates and credit quality. Because these derivatives are not designated, changes in their fair value are recorded in earnings. In order to best reflect the results of the hedged loan portfolio in earnings, we have elected the fair value option for these loans. As a result, changes in the fair value of the loans are also recorded in earnings.

Investment Securities

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

        When the estimated fair value of a security for which we have not elected the fair value option is less than its amortized cost, we consider whether there is OTTI in the value of the security. An impairment is deemed an OTTI if (i) we intend to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovering our cost basis, or (iii) we do not expect to recover the entire amortized cost basis of the security even if we do not intend to sell the security or do not believe it is more likely than not that we will be required to sell the security before recovering our cost basis. If the impairment is deemed to be an OTTI, the resulting accounting treatment depends on the factors causing the OTTI. If the OTTI has resulted from (i) our intention to sell the security, or (ii) our judgment that it is more likely than not that we will be required to sell the security before recovering our cost basis, an impairment loss is recognized in earnings equal to the entire difference between our amortized cost basis and fair value. Whereas, if the OTTI has resulted from our conclusion that we will not recover our cost basis even if we do not intend to sell the security or do not believe it is more likely than not that we will be required to sell the security before recovering our cost basis, only the credit loss portion of the impairment is recorded in earnings, and the portion of the loss

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

related to other factors, such as changes in interest rates, continues to be recognized in AOCI. Following the recognition of an OTTI through earnings, a new cost basis is established for the security. Determining whether there is an OTTI may require us to exercise significant judgment and make significant assumptions, including, but not limited to, estimated cash flows, estimated prepayments, loss assumptions, and assumptions regarding changes in interest rates.

Goodwill and Intangible Assets

        Goodwill is not amortized, but rather tested for impairment annually or more frequently if events or changes in circumstances indicate potential impairment. Goodwill at December 31, 2014 and 2013 represents the excess of the consideration paid in connection with the acquisition of LNR over the fair value of net assets acquired.

        In testing goodwill for impairment, we follow ASC 350, Intangibles—Goodwill and Other, which permits a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill. If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill, then no impairment is determined to exist for the reporting unit. However, if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value including goodwill, we compare the fair value of that reporting unit with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired with the impairment loss equal to the amount by which the carrying value of the goodwill exceeds the implied fair value of that goodwill.

        Our identifiable intangible assets include special servicing rights for both our domestic and European servicing operations. The fair value measurement method has been elected for measurement of our domestic servicing asset. Election of this method is necessary to conform to our election of the fair value option for measuring the assets and liabilities of the VIEs consolidated pursuant to ASC 810. The amortization method has been elected for our European servicing asset. This asset is amortized in proportion to and over the period of estimated net servicing income, and is tested for impairment whenever events or changes in circumstances suggest that its carrying value may not be recoverable.

        For purposes of testing our European servicing intangible for impairment, we compare the fair value of the servicing intangible with its carrying value. The estimated fair value of the intangible is determined using discounted cash flow modeling techniques which require management to make estimates regarding future net servicing cash flows. If the carrying value of the intangible exceeds its fair value, the intangible is considered impaired and an impairment loss is recognized for the amount by which carrying value exceeds fair value.

Investment in Unconsolidated Entities

        We own non-controlling equity interests in various privately-held partnerships and limited liability companies. Unless we elect the fair value option under ASC 825, we use the cost method to account for investments in which our interest is so minor that we have virtually no influence over the underlying investees. We use the equity method to account for all other non-controlling interests in partnerships and limited liability companies. Cost method investments are initially recorded at cost and income is

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

generally recorded when distributions are received. Equity method investments are initially recorded at cost and subsequently adjusted for our share of income or loss, as well as contributions made or distributions received.

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

Derivative Instruments and Hedging Activities

        We record all derivatives on our consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on whether we have elected to designate a derivative in a hedging relationship and have satisfied the criteria necessary to apply hedge accounting under GAAP. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We regularly enter into derivative contracts that are intended to economically hedge certain of our risks, even though the transactions may not qualify for, or we may not elect to pursue, hedge accounting. In such cases, changes in the fair value of the derivatives are recorded in earnings.

Convertible Senior Notes

        ASC 470, Debt, requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer's nonconvertible debt borrowing rate. ASC 470-20 requires that the initial proceeds from the sale of these notes be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by the Company at such time. The equity components of the convertible notes have been reflected within additional paid-in capital in our consolidated balance sheets. The resulting debt discount is being amortized over the period during which the convertible notes are expected to be outstanding (the maturity date) as additional non-cash interest expense.

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

As of December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

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

        For the majority of our RMBS, which have been purchased at a discount to par value, we do not expect to collect all amounts contractually due at the time we acquired the securities. Accordingly, we expect that a portion of the purchase discount will not be recognized as interest income, which is referred to as non-accretable yield. This amount of non-accretable yield may change over time based on the actual performance of these securities, their underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a credit deteriorated security is more favorable than forecasted, we will generally accrete more credit discount into interest income than initially or previously expected. These adjustments are made prospectively beginning in the period subsequent to the determination that a favorable change in performance is projected. Conversely, if the performance of a credit deteriorated security is less favorable than forecasted, an other-than-temporary impairment may be taken, and the amount of discount accreted into income will generally be less than previously expected.

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

Securitizations, Sales and Financing Arrangements

        We periodically sell our financial assets, such as commercial mortgage loans, CMBS, RMBS and other assets. In connection with these transactions, we may retain or acquire senior or subordinated interests in the related assets. Gains and losses on such transactions are recognized using the guidance in ASC 860, Transfers and Servicing, which is based on a financial components approach that focuses on control. Under this approach, after a transfer of financial assets that meets the criteria for treatment as a sale—legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint, and transferred control—an entity recognizes the financial assets it retains and any liabilities it has incurred, derecognizes the financial assets it has sold, and derecognizes liabilities when

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

extinguished. We determine the gain or loss on sale of the assets by allocating the carrying value of the sold asset between the sold asset and the interests retained based on their relative fair values, as applicable. The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the sold asset. If the sold asset is being accounted for pursuant to the fair value option, there is no gain or loss.

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

Share-based Payments

        The fair value of the restricted stock ("RSAs") or restricted stock units ("RSUs") granted is recorded as expense on a straight-line basis over the vesting period for the award, with an offsetting increase in stockholders' equity. For grants to employees and directors, the fair value is determined based upon the stock price on the grant date. For non-employee grants, the fair value is based on the stock price when the shares vest, which requires the amount to be adjusted in each subsequent reporting period based on the fair value of the award at the end of the reporting period until the award has vested.

Foreign Currency Translation

        Our assets and liabilities denominated in foreign currencies are translated into U.S. dollars using foreign currency exchange rates at the end of the reporting period. Income and expenses are translated at the average exchange rates for each reporting period. The effects of translating the assets, liabilities and income of our foreign investments held by entities with a U.S. dollar functional currency are included in foreign currency gain (loss) in the consolidated statements of operations or other comprehensive income ("OCI") for securities available-for-sale for which the fair value option has not been elected. The effects of translating the assets, liabilities and income of our foreign investments held by entities with functional currencies other than the U.S. dollar are included in OCI. Realized foreign currency gains and losses and changes in the value of foreign currency denominated monetary assets and liabilities are included in the determination of net income and are reported as foreign currency gain (loss) in our consolidated statements of operations.

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

As of December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

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

Earnings Per Share

        We present both basic and diluted earnings per share ("EPS") amounts in our financial statements. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from (i) our share-based compensation, consisting of unvested RSUs and RSAs, (ii) contingently issuable shares to our Manager; and (iii) the "in-the-money" conversion options associated with our outstanding convertible notes (see further discussion in Note 17). Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

        The Company's unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities. Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities. For the years ended December 31, 2014, 2013 and 2012, the two-class method resulted in the most dilutive EPS calculation.

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

As of December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

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

Reclassifications

        As a result of the spin-off, the results from our SFR segment have been reclassified as discontinued operations in our consolidated statements of operations for the years ended December 31, 2013 and 2012.

Recent Accounting Developments

        On April 10, 2014 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which requires only those disposals which represent a strategic shift that has or will have a major impact on an entity's operations or financial results be presented as discontinued operations. The ASU is effective for annual periods beginning on or after December 15, 2014, and interim periods within those annual periods, and requires prospective application. Early adoption is permitted for disposals not already reported in previously issued financial statements. We do not expect the application of this ASU to materially impact the Company.

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

        On August 5, 2014, the FASB issued ASU 2014-13, Consolidation (Topic 810)—Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity ("CFE"), which establishes a measurement alternative allowing qualifying entities to measure both the CFE's financial assets and financial liabilities based on the fair value of the financial assets or financial

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

liabilities, whichever is more observable. The measurement alternative is available upon initial consolidation of the CFE or adoption of this ASU and can be applied on a CFE-by-CFE basis. The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2015. Early application is permitted. We have elected to apply this measurement alternative to all of our existing consolidated CFEs. Application of this ASU has no impact on the Company as it is consistent with our existing accounting practices.

        On February 18, 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810)—Amendments to the Consolidation Analysis, which amends the criteria for determining which entities are considered VIEs, amends the criteria for determining if a service provider possesses a variable interest in a VIE and ends the deferral granted to investment companies for application of the VIE consolidation model. The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2015. Early application is permitted. We are in the process of assessing what impact this ASU will have on the Company.

3. Acquisitions and Divestitures

SFR Spin-off

        As described in Note 1, on January 31, 2014, we completed the spin-off of our former SFR segment to our stockholders. The results of operations for the SFR segment are presented within discontinued operations in our consolidated statements of operations for all periods presented. We have no continuing involvement with the SFR segment following the spin-off. Subsequent to the spin-off, SWAY entered into a management agreement with an affiliate of our Manager. The following table presents the summarized consolidated results of discontinued operations for the SFR segment prior to the spin-off (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Total revenues	$3,876	$16,200	$443
Total costs and expenses	6,369	49,681 (1)	2,796

Loss before other income and income taxes	(2,493)	(33,481)	(2,353)
Total other income	942	13,882	500

Loss before income taxes	(1,551)	(19,599)	(1,853)
Income tax provision	—	(195)	(152)

Net loss	$(1,551)	$(19,794)	$(2,005)

(1)
Costs and expenses for the year ended December 31, 2013 include allocated interest expense of $6.5 million. Refer to Note 23 for discussion of our cost allocation method.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

3. Acquisitions and Divestitures (Continued)

        The following table presents the summarized consolidated balance sheet of the SFR segment as of January 31, 2014, the date of the spin-off (in thousands):

January 31, 2014
Assets:
Cash and cash equivalents	$111,960
Restricted cash	189
Residential real estate, net	812,017
Non-performing residential loans	211,019
Other assets	9,998

Total Assets	$1,145,183

Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$24,346
Equity:
Additional paid-in capital	1,130,905
Accumulated deficit	(11,662)

Total Stockholders' Equity	1,119,243
Non-controlling interests in consolidated subsidiaries	1,594

Total Equity	1,120,837

Total Liabilities and Equity	$1,145,183

LNR Acquisition

        As described in Note 1, on April 19, 2013, we acquired the equity of LNR for an initial agreed upon purchase price of $859 million, which was reduced for transaction expenses and distributions occurring after September 30, 2012, resulting in cash consideration of approximately $730 million. We applied the provisions of ASC 805 in accounting for our acquisition of LNR. The resulting purchase price allocation was finalized as of December 31, 2013 and, accordingly, there were no measurement period adjustments recorded during the year ended December 31, 2014.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

3. Acquisitions and Divestitures (Continued)

        The following table summarizes the final amounts of identified assets acquired and liabilities assumed at the acquisition date, before consolidation of securitization VIEs, which had no impact on the purchase price (in thousands):

Assets acquired:
Cash and cash equivalents	$143,771
Restricted cash	24,413
Loans held-for-investment	8,015
Loans held-for-sale	256,502
Investment securities	314,471
Intangible assets—servicing rights	276,989
Investment in unconsolidated entities	63,297
Derivative assets	3,103
Interest receivable	1,315
Other assets	60,484

Total assets acquired	1,152,360

Liabilities assumed:
Accounts payable, accrued expenses and other liabilities	123,548
Secured financing agreements	438,377
Derivative liabilities	354

Total liabilities assumed	562,279

Net assets acquired	$590,081

        Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets acquired and liabilities assumed. This determination of goodwill is as follows (amounts in thousands):

Purchase price	$730,518
Fair value of net assets acquired	590,081

Goodwill	$140,437

        The unaudited pro forma revenues and net income of the combined entity for the years ended December 31, 2013 and 2012, assuming the business combination was consummated on January 1, 2012, are as follows (amounts in thousands):

	For the year ended December 31,
(Unaudited)	2013	2012
Revenues	$631,801	$554,041
Net income	408,134	418,204

        Pro forma revenues and expenses were adjusted to exclude interest expense on LNR's senior credit facility, which was repaid at the acquisition date, and certain other non-recurring acquisition related

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

3. Acquisitions and Divestitures (Continued)

costs. We included an estimated income tax provision and management fee expense for periods prior to the acquisition date and estimated interest expense for the term loan facility. The unaudited amounts of these adjustments are as follows (in thousands):

	For the year ended December 31,
(Unaudited)	2013	2012
Net interest expense addition (deduction)	$752	$(5,570)
Non-recurring acquisition costs addition (deduction)	(132,514)	23,097
Income tax provision addition	13,155	40,235
Management fee expense addition	18,657	57,071

4. Restricted Cash

        A summary of our restricted cash as of December 31, 2014 and 2013 is as follows (amounts in thousands):

	For the year ended December 31,
	2014	2013
Funds held in escrow for employees	$—	$18,236
Cash collateral for derivative financial instruments	34,397	12,564
Cash collateral for performance obligations	4,431	9,495
Funds held in escrow on behalf of borrowers and other	9,876	28,757

	$48,704	$69,052

5. Loans

        Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option. The

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

5. Loans (Continued)

following tables summarize our investments in mortgages and loans by subordination class as of December 31, 2014 and 2013 (amounts in thousands):

	Carrying Value	Face Amount	Weighted Average Coupon	Weighted Average Life ("WAL") (years)(2)
December 31, 2014
First mortgages	$3,834,700	$3,898,021	5.4%	3.6
Subordinated mortgages(1)	345,091	374,859	8.1%	3.9
Mezzanine loans	1,605,478	1,601,453	10.3%	3.0

Total loans held-for-investment	5,785,269	5,874,333
Loans held-for-sale, fair value option elected	391,620	390,342	4.5%	8.3
Loans transferred as secured borrowings	129,427	129,570	5.4%	2.5

Total gross loans	6,306,316	6,394,245
Loan loss allowance (loans held-for-investment)	(6,031)	—

Total net loans	$6,300,285	$6,394,245

December 31, 2013
First mortgages	$2,714,512	2,766,217	5.5%	4.3
Subordinated mortgages(1)	407,462	442,475	9.7%	4.2
Mezzanine loans	1,245,728	1,246,841	11.7%	3.5

Total loans held-for-investment	4,367,702	4,455,533
Loans held-for-sale, fair value option elected	206,672	209,099	5.3%	9.6
Loans transferred as secured borrowings	180,414	180,483	5.4%	2.9

Total gross loans	4,754,788	4,845,115
Loan loss allowance (loans held-for-investment)	(3,984)	—

Total net loans	$4,750,804	$4,845,115

(1)
Subordinated mortgages include B-notes and junior participation in first mortgages where we do not own the senior A-note or senior participation. If we own both the A-note and B-note, we categorize the loan as a first mortgage loan.

(2)
Represents the WAL of each respective group of loans as of the respective balance sheet date. The WAL of each individual loan is calculated using amounts and timing of future principal payments, as projected at origination.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

5. Loans (Continued)

        As of December 31, 2014, approximately $4.5 billion, or 77.3%, of our loans held-for-investment were variable rate and paid interest principally at LIBOR plus a weighted-average spread of 6.0%. The following table summarizes our investments in floating rate loans (amounts in thousands):

	December 31,
	2014		2013
Index	Base Rate	Carrying Value	Base Rate	Carrying Value
1 Month LIBOR USD	0.1713%	$138,576	0.1677%	$150,076
3 Month LIBOR GBP	0.5640%	440,222	0.5253%	392,950
LIBOR floor	0.15 - 3.00%(1)	3,889,412	0.19% - 3.00%(1)	2,688,308

Total		$4,468,210		$3,231,334

(1)
The weighted-average LIBOR floor was 0.35% and 0.49% as of December 31, 2014 and 2013, respectively.

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

As of December 31, 2014

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
• Loan structure—LTV is 80% to 90%.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

5. Loans (Continued)

Rating	Characteristics
5	• Sponsor capability and financial condition—Credit history includes defaults, deeds-in-lieu, foreclosures, and/or bankruptcies.

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
• Loan structure—LTV exceeds 90%.

        As of December 31, 2014, the risk ratings for loans subject to our rating system, which excludes loans on the cost recovery method and loans for which the fair value option has been elected, by class of loan were as follows (amounts in thousands):

	Balance Sheet Classification
	Loans Held-For-Investment
						Loans Transferred as Secured Borrowings
Risk Rating Category	First Mortgages	Subordinated Mortgages	Mezzanine Loans	Cost Recovery Loans	Loans Held- For-Sale		Total	% of Total Loans
1	$822	$—	$—	$—	$—	$—	$822	—%
2	115,407	116,168	291,997	—	—	—	523,572	8.3%
3	3,559,716	196,476	1,206,624	—	—	129,427	5,092,243	80.7%
4	109,489	32,447	106,857	—	—	—	248,793	4.0%
5	45,974	—	—	—	—	—	45,974	0.7%
N/A	—	—	—	3,292	391,620	—	394,912	6.3%

	$3,831,408	$345,091	$1,605,478	$3,292	$391,620	$129,427	$6,306,316	100.0%

        As of December 31, 2013, the risk ratings for loans subject to our rating system by class of loan were as follows (amounts in thousands):

	Balance Sheet Classification
	Loans Held-For-Investment
						Loans Transferred as Secured Borrowings
Risk Rating Category	First Mortgages	Subordinated Mortgages	Mezzanine Loans	Cost Recovery Loans	Loans Held- For-Sale		Total	% of Total Loans
1	$—	$—	$—	$—	$—	$—	$—	—%
2	94,981	103,369	153,119	—		13,022	364,491	7.7%
3	2,452,763	272,375	1,012,674	—	—	167,392	3,905,204	82.1%
4	153,987	31,718	79,935	—	—	—	265,640	5.6%
5	—	—	—	—	—	—	—	—%
N/A	—	—	—	12,781	206,672	—	219,453	4.6%

	$2,701,731	$407,462	$1,245,728	$12,781	$206,672	$180,414	$4,754,788	100.0%

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

5. Loans (Continued)

        After completing our impairment evaluation process, we concluded that no impairment charges were required on any individual loans held-for-investment as of December 31, 2014 or 2013. As of December 31, 2014, $3.3 million of our loans-held-for investment were 90 days past due or greater, all of which are within the Investing and Servicing Segment and were acquired as non-performing loans by LNR prior to the April 19, 2013 acquisition. Additionally, none of our held-for-sale loans where we have elected the fair value option were 90 days or more past due or on nonaccrual status.

        In accordance with our policies, we record an allowance for loan losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a "4," plus (ii) 5% of the aggregate carrying amount of loans rated as a "5." The following table presents the activity in our allowance for loan losses (amounts in thousands):

	For the year ended December 31,
	2014	2013	2012
Allowance for loan losses at January 1	$3,984	$2,061	$—
Provision for loan losses	2,047	1,923	2,061
Charge-offs	—	—	—
Recoveries	—	—	—

Allowance for loan losses at December 31	$6,031	$3,984	$2,061

Recorded investment in loans related to the allowance for loan loss	$294,767	$265,640	$110,555

        The activity in our loan portfolio was as follows (amounts in thousands):

	For the year ended December 31,
	2014	2013	2012
Balance at January 1	$4,750,804	$3,000,335	$2,447,508
Acquisitions/originations/additional funding	4,820,464	4,161,368	1,753,363
Capitalized interest(1)	49,611	19,599	3,594
Basis of loans sold(2)	(2,171,300)	(1,762,778)	(468,079)
Loan maturities/principal repayments	(1,244,445)	(770,313)	(670,450)
Discount accretion/premium amortization	21,287	44,643	44,653
Changes in fair value	70,420	43,849	(5,760)
Unrealized foreign currency remeasurement (loss) gain	(47,392)	17,541	12,667
Capitalized cost written off	—	(1,517)	—
Change in loan loss allowance, net	(2,047)	(1,923)	(2,061)
Transfer to/from other asset classifications	52,883	—	(115,100)

Balance at December 31	$6,300,285	$4,750,804	$3,000,335

(1)
Represents accrued interest income on loans whose terms do not require current payment of interest.

(2)
See Note 11 for additional disclosure on these transactions.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

6. Investment Securities

        Investment securities were comprised of the following as of December 31, 2014 and 2013 (amounts in thousands):

	Carrying Value as of December 31,
	2014	2013
RMBS, available-for-sale	$207,053	$296,236
Single-borrower CMBS, available-for-sale	100,349	114,346
CMBS, fair value option(1)	753,553	550,282
Held-to-maturity ("HTM") securities	441,995	368,318
Equity security, fair value option	15,120	15,247

Subtotal—Investment securities	1,518,070	1,344,429
VIE eliminations(1)	(519,822)	(409,322)

Total investment securities	$998,248	$935,107

(1)
Certain fair value option CMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.

        Purchases, sales and principal collections for all investment securities were as follows (amounts in thousands):

	Available-for-sale
			CMBS, fair value option	HTM Securities	Equity Security
	RMBS	CMBS				Total
Year ended December 31, 2014
Purchases	$—	$—	$120,122	$69,300	$—	$189,422
Sales	68,134	—	32,032	—	—	100,166
Principal collections	53,126	1,121	3	45	—	54,295
Year ended December 31, 2013
Purchases	$20,090	$1,889	$90,518	$367,346	$—	$479,843
Sales	30,964	413,323	12,372	—	6,769	463,428
Principal collections	59,957	10,460	—	—	—	70,417
Year ended December 31, 2012
Purchases	$254,035	$372,252	$—	$—	$—	$626,287
Sales	87,957	173,334	—	—	—	261,291
Principal collections	69,298	19,836	—	—	—	89,134

RMBS and Single-borrower CMBS, Available-for-Sale

        With the exception of three CMBS classified as HTM, the Company classified all of its RMBS and CMBS investments where the fair value option has not been elected as available-for-sale as of December 31, 2014 and 2013. These RMBS and CMBS are reported at fair value in the balance sheet with changes in fair value recorded in AOCI.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

6. Investment Securities (Continued)

        The tables below summarize various attributes of our investments in available-for-sale RMBS and single-borrower CMBS where the fair value option has not been elected as of December 31, 2014 and 2013 (amounts in thousands):

				Unrealized Gains or (Losses) Recognized in AOCI
	Purchase Amortized Cost	Credit OTTI	Recorded Amortized Cost	Non-Credit OTTI	Gross Unrealized Gains	Gross Unrealized Losses	Net Fair Value Adjustment	Fair Value
December 31, 2014
RMBS	$163,733	$(10,197)	$153,536	$(197)	$53,714	$—	$53,517	$207,053
Single-borrower CMBS	93,685	—	93,685	—	6,664	—	6,664	100,349

Total	$257,418	$(10,197)	$247,221	$(197)	$60,378	$—	$60,181	$307,402

December 31, 2013
RMBS	$253,912	$(11,134)	$242,778	$(55)	$55,154	$(1,641)	$53,458	$296,236
Single-borrower CMBS	100,687	—	100,687	—	13,659	—	13,659	114,346

Total	$354,599	$(11,134)	$343,465	$(55)	$68,813	$(1,641)	$67,117	$410,582

	Weighted Average Coupon(1)	Weighted Average Rating (Standard & Poor's)		WAL (Years)(3)
December 31, 2014
RMBS	1.1%	B–		5.8
Single-borrower CMBS	11.6%	BB+	(2)	3.2
December 31, 2013
RMBS	1.0%	B–		6.8
Single-borrower CMBS	11.5%	BB+	(2)	5.9

(1)
Calculated using the December 31, 2014 and 2013 one-month LIBOR rate of 0.171% and 0.168%, respectively, for floating rate securities.

(2)
As of December 31, 2014 and 2013 approximately 99.8% and 98.8%, respectively, of the CMBS securities were rated BB+.

(3)
Represents the WAL of each respective group of securities as of the respective balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.

        As of December 31, 2014, $0.2 million, or 0.2%, of the single-borrower CMBS were variable rate. As of December 31, 2013, $1.3 million, or 1.2%, of the single-borrower CMBS were variable rate. As of December 31, 2014, $140.1 million, or 67.7%, of RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 0.44%. As of December 31, 2013, approximately $256.1 million, or 86.5%, of RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 0.37%. We purchased all of the RMBS at a discount that will be accreted into income over the

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

6. Investment Securities (Continued)

expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of these discounts.

        The following table contains a reconciliation of aggregate principal balance to amortized cost for our RMBS and single-borrower CMBS as of December 31, 2014 and 2013, excluding CMBS where we have elected the fair value option (amounts in thousands):

	December 31, 2014		December 31, 2013
	RMBS	CMBS	RMBS	CMBS
Principal balance	$270,783	$93,685	$414,020	$100,687

Accretable yield	(85,495)	—	(101,046)	—
Non-accretable difference	(31,752)	—	(70,196)	—

Total discount	(117,247)	—	(171,242)	—

Amortized cost	$153,536	$93,685	$242,778	$100,687

        The principal balance of credit deteriorated RMBS was $222.9 million and $320.4 million as of December 31, 2014 and 2013, respectively. Accretable yield related to these securities totaled $66.6 million and $78.3 million as of December 31, 2014 and 2013, respectively.

        The following table discloses the changes to accretable yield and non-accretable difference for our RMBS and single-borrower CMBS during the years ended December 31, 2014 and 2013, excluding CMBS where we have elected the fair value option (amounts in thousands):

	Accretable Yield		Non-Accretable Difference
	RMBS	CMBS	RMBS	CMBS
Balance as of January 1, 2013	$108,486	$21,511	$97,605	$—
Accretion of discount	(23,868)	(5,442)	—	—
Principal write-downs	—	—	(2,771)	—
Purchases	5,738	—	1,758	—
Sales	(10,868)	(16,069)	(5,852)	—
OTTI	1,014	—	—	—
Transfer to/from non-accretable difference	20,544	—	(20,544)	—

Balance as of December 31, 2013	101,046	—	70,196	—

Accretion of discount	(20,582)	—	—	—
Principal write-downs	—	—	(1,644)	—
Purchases	—	—	—	—
Sales	(13,091)	—	(18,937)	—
OTTI	259	—	—	—
Transfer to/from non-accretable difference	17,863	—	(17,863)	—

Balance as of December 31, 2014	$85,495	$—	$31,752	$—

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

6. Investment Securities (Continued)

        Subject to certain limitations on durations, we have allocated an amount to invest in RMBS that cannot exceed 10% of our total assets excluding the Investing and Servicing VIEs. We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $1.9 million, $2.4 million and $1.9 million for the years ended December 31, 2014, 2013 and 2012, respectively, which has been recorded as management fees in the accompanying consolidated statements of operations.

        The following table presents the gross unrealized losses and estimated fair value of the available-for-sale securities (i) where we have not elected the fair value option, (ii) that were in an unrealized loss position as of December 31, 2014 and 2013, and (iii) for which OTTIs (full or partial) have not been recognized in earnings (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a loss less than 12 months	Securities with a loss greater than 12 months	Securities with a loss less than 12 months	Securities with a loss greater than 12 months
As of December 31, 2014
RMBS	$—	$682	$—	$(197)
Single-borrower CMBS	—	—	—	—

Total	$—	$682	$—	$(197)

As of December 31, 2013
RMBS	$26,344	$1,809	$(1,444)	$(252)
Single-borrower CMBS	—	—	—	—

Total	$26,344	$1,809	$(1,444)	$(252)

        As of December 31, 2014, there was one security with an unrealized loss reflected in the table above. After evaluating this security and recording an adjustment for credit-related other-than-temporary impairment, the remaining unrealized loss reflected above was considered to represent a noncredit-related other-than-temporary impairment that would be recovered from the security's estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell this security, it was not considered more likely than not that we would be forced to sell this security prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses, which represent most of the other-than-temporary impairments we record on securities, are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or impairments could be materially different from what is currently projected and/or reported.

CMBS, Fair Value Option

        As discussed in the "Fair Value Option" section of Note 2 herein, we elect the fair value option for the Investing and Servicing Segment's CMBS in an effort to eliminate accounting mismatches

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

6. Investment Securities (Continued)

resulting from the current or potential consolidation of securitization VIEs. As of December 31, 2014, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, before consolidation of securitization VIEs, was $753.6 million and $4.3 billion, respectively. These balances represent our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value ($519.8 million at December 31, 2014) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option CMBS. During the year ended December 31, 2014, we purchased $264.0 million of CMBS for which we elected the fair value option. Due to our consolidation of securitization VIEs, $143.9 million of this amount is eliminated and reflected primarily as repayment of debt of consolidated VIEs in our consolidated statement of cash flows.

        As of December 31, 2014, none of our CMBS where we have elected the fair value option were variable rate. The table below summarizes various attributes of our investment in fair value option CMBS as of December 31, 2014 and 2013 (amounts in thousands):

	Weighted Average Coupon	Weighted Average Rating (Standard & Poor's)(1)	WAL (Years)(2)
December 31, 2014
CMBS, fair value option	3.9%	CCC–	7.7
December 31, 2013
CMBS, fair value option	5.4%	CC	4.4

(1)
As of December 31, 2014 and 2013, excludes $41.7 million and $55.5 million, respectively, in fair value option CMBS that are not rated.

(2)
The WAL of each security is calculated based on the period of time over which we expect to receive principal cash flows. Expected principal cash flows are based on contractual payments net of expected losses.

HTM Securities

        The table below summarizes unrealized gains and losses of our investments in HTM securities as of December 31, 2014 and 2013 (amounts in thousands):

	Net Carrying Amount (Amortized Cost)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
December 31, 2014
Preferred interests	$307,465	$—	$(1,366)	$306,099
CMBS	134,530	—	—	134,530

Total	$441,995	$—	$(1,366)	$440,629

December 31, 2013
Preferred interests	$284,087	$135	$—	$284,222
CMBS	84,231	—	—	84,231

Total	$368,318	$135	$—	$368,453

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

6. Investment Securities (Continued)

        During 2014, we purchased a preferred equity interest of $19.0 million in a limited liability company that owns commercial real estate. This preferred equity interest matures in February 2023. Due to mandatory redemption features, we have classified the investment as a debt security in accordance with GAAP, and we expect to hold the investment to maturity. This preferred equity investment is to receive a monthly return on investment at a fixed rate of 10.5%, with an increase of 3.5% in February 2015.

        During 2014, we also purchased two CMBS securities with face values of $25.5 million and $25.0 million, respectively, for $25.4 million and $25.0 million, respectively, both of which we expect to hold to maturity. The stated maturities of these securities are November 2016 and December 2016, respectively, and the coupon rate is LIBOR plus 5.5% and LIBOR plus 5.0%, respectively.

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

Equity Security, Fair Value Option

        During 2012, we acquired 9,140,000 ordinary shares from a related-party (approximately a 4% interest) in Starwood European Real Estate Finance Limited ("SEREF"), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. We have elected to report the investment using the fair value option because the shares are listed on an exchange, which allows us to determine the fair value using a quoted price from an active market, and also due to potential lags in reporting resulting from differences in the respective regulatory requirements. The fair value of the investment remeasured in USD was $15.1 million and $15.2 million as of December 31, 2014 and 2013.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

7. Investment in Unconsolidated Entities

        The below table summarizes our investments in unconsolidated entities as of December 31, 2014 and 2013 (dollar amounts in thousands):

		Carrying value as of December 31,
	Participation / Ownership %(1)			Carrying value over (under) equity in net assets as of December 31, 2014(2)
		2014	2013
Equity method:
Retail fund	33%	$129,475	$—	$—
Investor entity which owns equity in two real estate services providers	50%	21,534	19,371	—
Small balance bridge loan financing venture	50%	9,479	26,121	—
European investment fund	50%	2,454	23,779	(2,584)
Mezzanine loan venture	N/A(3)	—	23,676	—
Bridge loan venture	various	8,417	14,163	84
Various	25% - 50%	5,000	4,371	—

		176,359	111,481	$(2,500)

Cost method:
Investment funds which own equity in a loan servicer and other real estate assets	4% - 6%	9,225	8,014
Various	2% - 10%	8,399	3,459

		17,624	11,473

		$193,983	$122,954

(1)
None of these investments are publicly traded and therefore quoted market prices are not available.

(2)
Differences between the carrying value of our investment and the underlying equity in net assets of the investee are accounted for as if the investee were a consolidated entity in accordance with ASC 323, Investments—Equity Method and Joint Ventures.

(3)
During 2011, we obtained an 80% ownership interest in a venture (the "Holding Venture"), which in turn held a 49% ownership interest in an entity which held a participation in a mezzanine loan (the "Mezzanine Loan Venture"). In October 2014, the Holding Venture acquired a controlling interest (100%) in the Mezzanine Loan Venture for $36.0 million, resulting in the Mezzanine Loan Venture becoming a wholly-owned subsidiary of the Holding Venture. Because we consolidate the Holding Venture, the assets of the Mezzanine Loan Venture, consisting solely of the mezzanine loan participation, were consolidated into our financial statements. The 20% interest of our venture partner continues to be reflected as a noncontrolling interest in our consolidated financial statements.

        In October 2014, we committed $150.0 million for a 33% equity interest in a newly formed partnership established by an affiliate of our Manager for the purpose of acquiring and operating four

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

7. Investment in Unconsolidated Entities (Continued)

regional shopping malls (the "Retail Fund"), of which we funded $132.0 million during the year ended December 31, 2014. Due to contractually defined liquidation priorities that differ from our ownership percentage, we will apply the hypothetical liquidation at book value method in determining our share of earnings from the Retail Fund. During the year ended December 31, 2014, we recognized $2.2 million of income from the Retail Fund. Refer to Note 15 for further discussion.

8. Goodwill and Intangible Assets

Goodwill

        Goodwill at December 31, 2014 and 2013 represents the excess of consideration transferred over the fair value of net assets of LNR acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR's existing platform, which includes an international network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets. The tax deductible component of our goodwill as of April 19, 2013 is $149.9 million and is deductible over 15 years. As discussed in Note 2, goodwill is tested for impairment at least annually. Based on our qualitative assessment during the fourth quarter of 2014, we determined that it is not more likely than not that the fair value of the Investing and Servicing Segment reporting unit to which the goodwill is attributed is less than its carrying value including goodwill. Therefore, we concluded goodwill was not impaired.

Servicing Rights Intangibles

        In connection with the LNR acquisition, we identified domestic and European servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. All of our servicing fees are specified by these Pooling and Servicing Agreements. At December 31, 2014 and 2013, the balance of the domestic servicing intangible was net of $46.1 million and $80.6 million, respectively, that was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of December 31, 2014 and 2013, the domestic servicing intangible had a balance of $178.4 million and $230.7 million, respectively, which represents our economic interest in this asset.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

8. Goodwill and Intangible Assets (Continued)

        The table below presents information about our GAAP servicing intangibles for the years ended December 31, 2014 and 2013 (in thousands).

	2014	2013
Domestic servicing rights, at fair value
Fair value at January 1	$150,149	$—
Acquisition of LNR	—	156,993
Changes in fair value due to changes in inputs and assumptions	(16,788)	(6,844)
Other	(1,058)	—

Fair value at December 31	132,303	150,149

European servicing rights
Net carrying amount at January 1 (fair value of $29.3 million and zero)	27,024	—
Acquisition of LNR	—	32,649
Foreign exchange (loss) gain	(731)	2,431
OTTI	(796)	—
Amortization	(13,648)	(8,056)

Net carrying value at December 31 (fair value of $12.7 million and $29.3 million)	11,849	27,024

Total servicing rights at December 31	$144,152	$177,173

Accumulated amortization at December 31, net of foreign exchange effect	$(21,543)	$(8,468)

        The future amortization expense for the European servicing intangible is expected to be as follows (in thousands):

2015	$9,070
2016	2,130
2017	646
2018	3

Total	$11,849

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

9. Secured Financing Agreements

        The following table is a summary of our secured financing agreements in place as of December 31, 2014 and 2013 (in thousands):

							Carrying Value at December 31,
				Pledged Asset Carrying Value
	Current Maturity	Extended Maturity(a)			Maximum Facility Size
			Pricing				2014		2013
Lender 1 Repo 1	(b)	(b)	LIBOR + 1.85% to 5.25%	$1,365,493	$1,250,000		$875,111		$449,323
Lender 1 Repo 2	(c)	N/A	LIBOR + 1.90%	204,645	125,000		101,886		127,943
Lender 1 Repo 3	(d)	N/A	N/A	—	—		—		154,133
Lender 2 Repo 1	Oct 2015	Oct 2018	LIBOR + 1.75% to 2.75%	352,522	325,000		240,188		100,886
Lender 3 Repo 1	May 2017	May 2019	LIBOR + 2.85%	178,617	124,250		124,250		50,871
Conduit Repo 1	Sep 2015	Sep 2016	LIBOR + 1.90%	126,818	250,000		94,727		129,843
Conduit Repo 2	Nov 2015	Nov 2016	LIBOR + 2.10%	160,838	150,000		113,636		—
Lender 4 Repo 1	Oct 2015	Oct 2017	LIBOR + 2.60%	416,465	327,117		327,117		347,697
Lender 5 Repo 1	Dec 2015	N/A	LIBOR + 1.85%	84,139	58,079		58,079		58,467
Lender 6 Repo 1	Aug 2017	Aug 2018	LIBOR + 2.75% to 3.00%	366,206	500,000		296,967		—
Lender 7 Repo 1	Dec 2016	N/A	LIBOR + 2.60% to 2.70%	50,391	39,024		39,024		—
Lender 8 Mortgage	Nov 2024	N/A	4.59%	18,021	14,000		14,000		—
Borrowing Base	Sep 2015	Sep 2017	LIBOR + 3.25%(e)	1,183,285	450,000	(f)	189,871		169,104
Term Loan	Apr 2020	N/A	LIBOR + 2.75%(e)	2,889,787	665,039		662,933	(g)	669,293	(g)

				$7,397,227	$4,277,509		$3,137,789		$2,257,560

(a)
Subject to certain conditions as defined in the respective facility agreement.

(b)
Maturity date for borrowings collateralized by loans of January 2017 before extension options and January 2019 assuming initial extension options. Maturity date for borrowings collateralized by CMBS of January 2015 before extension options and January 2016 assuming initial extension options.

(c)
The date that is 180 days after the buyer delivers notice to seller, subject to a maximum date of March 2017.

(d)
In connection with the October 2014 amendment of the Lender 1 Repo 1 facility, we terminated the Lender 1 Repo 3 facility.

(e)
Subject to borrower's option to choose alternative benchmark based rates pursuant to the terms of the credit agreement. The Term Loan is also subject to a 75 basis point floor.

(f)
Maximum borrowings under this facility were temporarily increased from $250.0 million to $450.0 million. This increase expires in June 2015 assuming the exercise of a 90-day extension option.

(g)
Term loan outstanding balance is net of $2.1 million and $2.5 million of unamortized discount as of December 31, 2014 and 2013, respectively.

        In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

        In January 2014, we amended the Lender 1 Repo 1 facility to (i) upsize available borrowings to $1.0 billion from $550 million; (ii) extend the maturity date for loan collateral to January 2019 and for CMBS collateral to January 2016, each from August 2014, and each assuming initial extension options; (iii) allow for up to four additional one-year extension options with respect to any loan collateral that remains financed at maturity, in an effort to match the term of the maturity dates of these assets; (iv) reduce pricing and debt-yield thresholds for purchased assets; and (v) amend certain financial covenants to contemplate the spin-off of the SFR segment. STWD guarantees certain of the obligations of the consolidated subsidiary, which is the borrower under the repurchase agreement, up to a maximum liability of either 25% or 100% of the then-currently outstanding repurchase price of

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

9. Secured Financing Agreements (Continued)

purchased assets, depending upon the type of asset being financed. In October 2014, we again amended this facility to (i) upsize available borrowings from $1.0 billion to $1.25 billion; (ii) increase the maximum advance rate on certain asset classes; and (iii) amend certain financial covenants. In connection with the October 2014 amendment of the Lender 1 Repo 1 facility, we terminated the Lender 1 Repo 3 facility.

        In May 2014, we amended our Lender 3 Repo 1 facility to (i) increase available borrowings by $42.7 million; (ii) extend the maturity date for loan collateral to May 2019, assuming the exercise of two one-year extension options; (iii) reduce pricing for all purchased assets; and (iv) increase advance rates for certain purchased assets.

        In July 2014, we amended the Lender 2 Repo 1 facility to upsize available borrowings from $225 million to $325 million and reduce pricing.

        In July 2014, we amended the Lender 1 Repo 2 facility to reduce available borrowings from $175 million to $145 million. Term and pricing were unchanged. In December 2014, we amended this facility to extend the maximum maturity to March 2017 and reduce available borrowings from $145 million to $125 million.

        In August 2014, we executed a $250.0 million repurchase facility ("Lender 6 Repo 1") with a new lender. The facility has a three year term with a one year extension available at the option of the lender. The facility carries an annual interest rate ranging from LIBOR + 2.75% to LIBOR + 3.00% depending on the collateral. Eligible collateral includes identified commercial mortgage loans and other asset types at the discretion of the lender. In December 2014, we amended this facility to upsize available borrowings from $250.0 million to $500.0 million.

        In September 2014, we amended the Conduit Repo 1 facility to extend the maturity date to September 2016, assuming the exercise of a one-year extension option, and reduce pricing.

        In October 2014, we amended the Conduit Repo 2 facility to extend the maturity date to November 2016 assuming the exercise of a one-year extension.

        In October 2014, we amended the Lender 5 Repo 1 facility to extend the maturity date to December 2015 and reduce pricing.

        In December 2014, we amended the Borrowing Base facility to temporarily upsize available borrowings from $250 million to $450 million for 180 days assuming the exercise of a 90-day extension.

        In December 2014, we executed a $39.0 million repurchase facility ("Lender 7 Repo 1") with a new lender to finance the acquisition of two investment securities. The facility has a two year term and carries an annual interest rate of LIBOR + 2.60% to 2.70% depending on the collateral.

        In December 2014, we executed a $14.0 million mortgage facility ("Lender 8 Mortgage") to fund the acquisition of an equity investment in commercial real estate. The facility has a ten year term and carries an annual fixed interest rate of 4.59%.

        Our secured financing agreements contain certain financial tests and covenants. Should we breach certain of these covenants it may restrict our ability to pay dividends in the future. As of December 31, 2014, we were in compliance with all such covenants.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

9. Secured Financing Agreements (Continued)

        The following table sets forth our five-year principal repayments schedule for secured financings assuming no defaults and excluding loans transferred as secured borrowings. Our credit facilities generally require principal to be paid down prior to the facilities' respective maturities if and when we receive principal payments on, or sell, the investment collateral that we have pledged. The amount reflected in each period includes principal repayments on our credit facilities that would be required if (i) we received the repayments that we expect to receive on the investments that have been pledged as collateral under the credit facilities, as applicable, and (ii) the credit facilities that are expected to have amounts outstanding at their current maturity dates are extended where extension options are available to us (amounts in thousands):

2015	$500,434
2016	104,687
2017	842,664
2018	373,863
2019	673,052
Thereafter(1)	645,195

Total	$3,139,895

(1)
Principal paydown of the Term Loan through 2020 excludes $2.1 million of discount amortization.

        Secured financing maturities for 2015 primarily relate to $58.1 million on the Lender 5 Repo 1 facility, $94.7 million on the Conduit Repo 1 facility, $113.6 million on the Conduit Repo 2 facility and $189.9 on the Borrowing Base facility. In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

        As of December 31, 2014 and 2013, we had approximately $26.5 million and $22.5 million, respectively, of deferred financing costs from secured financing agreements, net of amortization, which is included in other assets on our consolidated balance sheets. For the years ended December 31, 2014, 2013 and 2012 approximately $11.3 million, $9.9 million and $5.7 million, respectively, of amortization was included in interest expense on our consolidated statements of operations.

10. Convertible Senior Notes

        On October 8, 2014, we issued $431.3 million of 3.75% Convertible Senior Notes due 2017 (the "2017 Notes"). The 2017 Notes were sold to the underwriters at a discount of 2.25%, resulting in net proceeds to us of $421.5 million. At issuance, in accordance with ASC 470, we allocated $406.0 million and $15.5 million of the carrying value of the 2017 Notes to its debt and equity components, respectively.

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

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

10. Convertible Senior Notes (Continued)

Convertible Senior Notes (collectively, the "Convertible Notes") outstanding as of December 31, 2014 (amounts in thousands, except rates):

	Principal Amount	Coupon Rate	Effective Rate(1)	Conversion Rate(2)	Maturity Date	Remaining Period of Amortization
2017 Notes	$431,250	3.75%	5.87%	41.7397	10/15/17	2.8 years
2018 Notes	$599,981	4.55%	6.10%	45.1313	3/1/2018	3.2 years
2019 Notes	$459,997	4.00%	5.37%	47.9958	1/15/2019	4.0 years

	December 31,
	2014	2013
Total principal	$1,491,228	$1,060,000
Net unamortized discount	(73,206)	(62,149)

Carrying amount of debt components	$1,418,022	$997,851

Carrying amount of conversion option equity components recorded in additional paid-in capital	$64,070	$48,502

(1)
Effective rate includes the effects of underwriter purchase discount and the adjustment for the conversion option, the value of which reduced the initial liability and was recorded in additional paid-in-capital.

(2)
The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of Convertible Notes converted, as adjusted in accordance with the applicable indentures as a result of the spin-off of the SFR segment and cash dividend payments. The if-converted value of the 2018 Notes and 2019 Notes exceeded their principal amounts by $29.2 million and $53.0 million, respectively, at December 31, 2014 since the closing market price of $23.24 per share exceeded the implicit conversion prices of $22.16 and $20.84 per share, respectively. The if-converted value of the 2017 Notes was less than their principal amount by $13.0 million at December 31, 2014 since the closing market price of the Company's common stock of $23.24 per share was less than the implicit conversion price of $23.96 per share. The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash. As a result, the conversion of these principal amounts, totaling 63.7 million shares for the year ended December 31, 2014, was not included in the computation of diluted EPS. However, the conversion spread value for the 2018 Notes and 2019 Notes, representing 3.4 million shares for the year ended December 31, 2014, was included in the computation of diluted EPS as these notes were "in-the-money". No dilution related to the 2017 Notes was included in the computation of diluted EPS for the year ended December 31, 2014 as these notes were not "in-the-money". Refer to Note 17 for further discussion.

        In September 2014, our board of directors authorized and announced the repurchase of up to $250 million of our outstanding common stock over a period of one year. In December 2014, our board of directors amended the repurchase program to include the repurchase of our outstanding Convertible Notes. Refer to Note 16 for further discussion of the repurchase program.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

10. Convertible Senior Notes (Continued)

        As of December 31, 2014 and 2013, we had approximately $2.3 million and $1.6 million, respectively, of deferred financing costs from our Convertible Notes, net of amortization, which is included in other assets on our consolidated balance sheet.

Conditions for Conversion

        Prior to April 15, 2017 for the 2017 Notes, September 1, 2017 for the 2018 Notes and July 15, 2018 for the 2019 Notes, the Convertible Notes will be convertible only upon satisfaction of one or more of the following conditions: (1) the closing market price of the Company's common stock is at least 110% for the 2017 Notes or 130% for the 2018 Notes and 2019 Notes of the conversion price of the respective Convertible Notes for at least 20 out of 30 trading days prior to the end of the preceding fiscal quarter, (2) the trading price of the Convertible Notes is less than 98% of the product of (i) the conversion rate and (ii) the closing price of the Company's common stock during any five consecutive trading day period, (3) the Company issues certain equity instruments at less than the 10-day average closing market price of its common stock or the per-share value of certain distributions exceeds the market price of the Company's common stock by more than 10% or (4) other specified corporate events (significant consolidation, sale, merger, share exchange, fundamental change, etc.) occur.

        On or after April 15, 2017 for the 2017 Notes, September 1, 2017 for the 2018 Notes and July 15, 2018 for the 2019 Notes, holders may convert each of their notes at the applicable conversion rate at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date.

Impact of Spin-off on Convertible Senior Notes

        As described in Note 1, on January 31, 2014, the Company distributed all of its interest in the SFR segment to the Company's stockholders of record as of January 24, 2014. As the per-share value of the distribution was expected to exceed 10% of the last reported market price of the Company's common stock on the trading day prior to the announcement for such distribution, holders of the Convertible Notes were eligible to surrender their notes for conversion at any time during the period beginning November 26, 2013 (the 45th trading day immediately prior to the scheduled ex-dividend date for the distribution) and ending on the close of the business day immediately preceding February 3, 2014, the ex-dividend date for such distribution. During this period, the Company received notices of conversion totaling $19 thousand and $3 thousand in principal for the 2018 Notes and 2019 Notes, respectively. The cash settlement of these conversions occurred in April 2014.

        Due to the distribution, the quarterly dividend threshold amounts for the Convertible Notes were adjusted to $0.3548 and $0.3710 (from $0.44 and $0.46) per share of common stock for the 2018 Notes and 2019 Notes, respectively, effective February 3, 2014.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

11. Loan Securitization/Sale Activities

        As described below, we regularly sell loans and notes under various strategies. We evaluate such sales as to whether they meet the criteria for treatment as a sale—legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint, and transfer of control.

        Within the Investing and Servicing Segment, we originate commercial mortgage loans with the intent to sell these mortgage loans to VIEs for the purposes of securitization. These VIEs then issue CMBS that are collateralized in part by these assets, as well as other assets transferred to the VIE. In certain instances, we retain a subordinated interest in the VIE and serve as special servicer for the VIE. During the year ended December 31, 2014, we sold $1.6 billion par value of loans held-for-sale from our conduit platform for their fair values of $1.7 billion. The sale proceeds were used in part to repay $1.2 billion of the outstanding balance of the repurchase agreements associated with these loans. During the year ended December 31, 2013, we sold $1.3 billion par value of loans held-for-sale from our conduit platform for their fair values of $1.3 billion. The sale proceeds were used in part to repay $947.4 million of the outstanding balance of the repurchase agreements associated with these loans.

        Within the Lending Segment, we originate or acquire loans and then subsequently sell a portion, which can be in various forms including first mortgages, A-Notes, senior participations and mezzanine loans. Typically, our motivation for entering into these transactions is to effectively create leverage on the subordinated position that we will retain and hold for investment. In certain instances, we continue to service the loan following its sale. The following table summarizes our loans sold and loans transferred as secured borrowings by the Lending Segment net of expenses (in thousands):

			Loan Transfers Accounted for as Secured Borrowings
	Loan Transfers Accounted for as Sales
			Face Amount
	Face Amount	Proceeds		Proceeds
For the year ended December 31,
2014	$510,539	$501,988	$—	$—
2013	435,933	435,818	95,000	95,000
2012	468,289	476,443	35,738	35,738

        In August 2013, we sold a $100.0 million A-note into a securitization trust. In addition to $97.5 million of gross cash proceeds we received an interest-only security in the securitization trust which represents a form of continuing involvement. Our carrying value of the interest-only security was $0.2 million and $1.3 million at December 31, 2014 and 2013, respectively. We accounted for the transaction as a sale as we concluded our continuing involvement was not significant.

12. Derivatives and Hedging Activity

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

As of December 31, 2014

12. Derivatives and Hedging Activity (Continued)

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

        In connection with our repurchase agreements, we have entered into seven outstanding interest rate swaps that have been designated as cash flow hedges of the interest rate risk associated with forecasted interest payments. As of December 31, 2014, the aggregate notional amount of our interest rate swaps designated as cash flow hedges of interest rate risk totaled $128.4 million. Under these agreements, we will pay fixed monthly coupons at fixed rates ranging from 0.56% to 2.23% of the notional amount to the counterparty and receive floating rate LIBOR. Our interest rate swaps designated as cash flow hedges of interest rate risk have maturities ranging from November 2015 to May 2021.

        The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2014, 2013 and 2012 we did not recognize any hedge ineffectiveness in earnings.

        Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the associated variable-rate debt. Over the next twelve months, we estimate that an additional $0.6 million will be reclassified as an increase to interest expense. We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of 77 months.

Non-designated Hedges

        Derivatives not designated as hedges are derivatives that do not meet the criteria for hedge accounting under GAAP or which we have not elected to designate as hedges. We do not use these derivatives for speculative purposes but instead they are used to manage our exposure to foreign exchange rates, interest rate changes, and certain credit spreads. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in gain (loss) on derivative financial instruments in the consolidated statements of operations. The Investing and Servicing Segment conduit platform uses interest rate and credit index instruments to manage exposures related to commercial mortgage loans held-for-sale.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

12. Derivatives and Hedging Activity (Continued)

        We have entered into a series of forward contracts whereby we agreed to sell an amount of foreign currency for an agreed upon amount of USD at various dates through January 2018. These forward contracts were executed to economically fix the USD amounts of foreign denominated cash flows expected to be received by us related to foreign denominated loan investments.

        As of December 31, 2014, we had 57 foreign exchange forward derivatives to sell pounds sterling ("GBP") with a total notional amount of £305.8 million, 30 foreign exchange forward derivatives to sell Euros ("EUR") with a total notional amount of €113.2 million, two foreign exchange forward derivatives to sell Swedish Krona ("SEK") with a total notional of SEK 23.0 million, one foreign exchange forward derivative to buy SEK with a total notional of SEK 4.1 million, one foreign exchange forward derivative to sell Norwegian Krone ("NOK") with a notional of NOK 1.3 million and one foreign exchange forward to sell Danish Krone ("DKK") with a notional of DKK 3.2 million that were not designated as hedges in qualifying hedging relationships. As of December 31, 2014, there were 56 interest rate swaps where the Company is paying fixed rates, with maturities ranging from 2 to 10 years and a total notional amount of $493.8 million, four interest rate swaps where the Company is receiving fixed rates with maturities ranging from 1 to 10 years and a total notional amount of $17.5 million and 12 credit index instruments with a total notional amount of $45.0 million.

        The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2014 and 2013 (amounts in thousands):

	Fair Value of Derivatives in an Asset Position(1) As of December 31,		Fair Value of Derivatives in a Liability Position(2) As of December 31,
	2014	2013	2014	2013
Derivatives designated as hedging instruments:
Interest rate swaps	$138	$125	$235	$729

Total derivatives designated as hedging instruments	138	125	235	729

Derivatives not designated as hedging instruments:
Interest rate swaps	1,128	5,102	5,216	983
Foreign exchange contracts	24,388	269	15	22,480
Credit index instruments	974	2,273	10	—

Total derivatives not designated as hedging instruments	26,490	7,644	5,241	23,463

Total derivatives	$26,628	$7,769	$5,476	$24,192

(1)
Classified as derivative assets in our consolidated balance sheets.

(2)
Classified as derivative liabilities in our consolidated balance sheets.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

12. Derivatives and Hedging Activity (Continued)

        The tables below present the effect of our derivative financial instruments on the consolidated statements of operations and of comprehensive income for the years ended December 31, 2014, 2013 and 2012:

Derivatives Designated as Hedging Instruments for the Year Ended December 31,	(Loss) Gain Recognized in OCI (effective portion)	(Loss) Reclassified from AOCI into Income (effective portion)	(Loss) Gain Recognized in Income (ineffective portion)	Location of Gain (Loss) Recognized in Income
2014	$(865)	$(1,372)	$—	Interest expense
2013	$334	$(1,633)	$—	Interest expense
2012	$(3,609)	$(2,458)	$—	Interest expense

		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments		2014	2013	2012
Interest rate swaps	Gain (loss) on derivative financial instruments	$(15,662)	$3,549	$1,023
Foreign exchange contracts	Gain (loss) on derivative financial instruments	37,207	(13,160)	(15,180)
Credit index instruments	Gain (loss) on derivative financial instruments	(1,094)	(1,559)	—

		$20,451	$(11,170)	$(14,157)

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

        As of December 31, 2014, there were no derivatives with credit-risk-related contingent features in a net liability position.

13. Offsetting Assets and Liabilities

        The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

13. Offsetting Assets and Liabilities (Continued)

us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

				(iv) Gross Amounts Not Offset in the Statement of Financial Position
		(ii) Gross Amounts Offset in the Statement of Financial Position	(iii) = (i) - (ii) Net Amounts Presented in the Statement of Financial Position
	(i) Gross Amounts Recognized			Financial Instruments	Cash Collateral Received / Pledged	(v) = (iii) - (iv) Net Amount
As of December 31, 2014
Derivative assets	$26,628	$—	$26,628	$2,016	$—	$24,612

Derivative liabilities	$5,476	$—	$5,476	$2,016	$3,460	$—
Repurchase agreements	2,270,985	—	2,270,985	2,270,985	—	—

	$2,276,461	$—	$2,276,461	$2,273,001	$3,460	$—

As of December 31, 2013
Derivative assets	$7,769	$—	$7,769	$692	$1,916	$5,161

Derivative liabilities	$24,192	$—	$24,192	$692	$7,150	$16,350
Repurchase agreements	1,419,163	—	1,419,163	1,419,163	—	—

	$1,443,355	$—	$1,443,355	$1,419,855	$7,150	$16,350

14. Variable Interest Entities

Investment Securities

        As discussed in Note 2, we evaluate all of our investments and other interests in entities for consolidation, including our investments in CMBS and our retained interests in securitization transactions we initiated, all of which are generally considered to be variable interests in VIEs.

        The VIEs consolidated in accordance with ASC 810 are structured as pass through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. The assets and other instruments held by these securitization entities are restricted and can only be used to fulfill the obligations of the entity. Additionally, the obligations of the securitization entities do not have any recourse to the general credit of any other consolidated entities, nor to us as the primary beneficiary. The VIE liabilities initially represent investment securities on our balance sheet (pre-consolidation). Upon consolidation of these VIEs, our associated investment securities are eliminated, as is the interest income related to those securities. Similarly, the fees we earn in our roles as special servicer of the bonds issued by the consolidated VIEs or as collateral administrator of the consolidated VIEs are also eliminated. Finally, an allocable portion of the identified servicing intangible associated with the eliminated fee streams is eliminated in consolidation.

VIEs in which we are the Primary Beneficiary

        The inclusion of the assets and liabilities of VIEs in which we are deemed the primary beneficiary has no economic effect on us. Our exposure to the obligations of VIEs is generally limited to our

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

14. Variable Interest Entities (Continued)

investment in these entities. We are not obligated to provide, nor have we provided, any financial support for any of these consolidated structures.

VIEs in which we are not the Primary Beneficiary

        In certain instances, we hold a variable interest in a VIE in the form of CMBS, but either (i) we are not appointed, or do not serve as, special servicer or (ii) an unrelated third party has the rights to unilaterally remove us as special servicer. In these instances, we do not have the power to direct activities that most significantly impact the VIE's economic performance. In other cases, the variable interest we hold does not obligate us to absorb losses or provide us with the right to receive benefits from the VIE which could potentially be significant. For these structures, we are not deemed to be the primary beneficiary of the VIE, and we do not consolidate these VIEs.

        As of December 31, 2014, one of our CDO structures was in default, which pursuant to the underlying indentures, changes the rights of the variable interest holders. Upon default of a CDO, the trustee or senior note holders are allowed to exercise certain rights, including liquidation of the collateral, which at that time, is the activity which would most significantly impact the CDO's economic performance. Further, when the CDO is in default, the collateral administrator no longer has the option to purchase securities from the CDO. In cases where the CDO is in default and we do not have the ability to exercise rights which would most significantly impact the CDO's economic performance, we do not consolidate the VIE. As of December 31, 2014, this CDO structure was not consolidated. During the three months ended March 31, 2014, one of our CDOs, which was previously in default as of December 31, 2013, ceased to be in default. This event triggered the initial consolidation of the CDO and its underlying assets during the three months ended March 31, 2014.

        As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of December 31, 2014, our maximum risk of loss related to VIEs in which we were not the primary beneficiary was $233.7 million on a fair value basis.

        As of December 31, 2014, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances of $50.7 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.

15. Related-Party Transactions

Management Agreement

        We are party to a management agreement (the "Management Agreement") with our Manager. Under the Management Agreement, our Manager, subject to the oversight of our board of directors, is required to manage our day-to-day activities, for which our Manager receives a base management fee and is eligible for an incentive fee and stock awards. Our Manager's personnel perform certain due diligence, legal, management and other services that outside professionals or consultants would otherwise perform. As such, in accordance with the terms of our Management Agreement, our Manager is paid or reimbursed for the documented costs of performing such tasks, provided that such

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

15. Related-Party Transactions (Continued)

costs and reimbursements are in amounts no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm's-length basis.

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

        For the years ended December 31, 2014, 2013 and 2012, approximately $54.5 million, $51.5 million and $33.3 million, respectively, was incurred for base management fees. As of December 31, 2014 and 2013, there were $13.9 million and $0, respectively, of unpaid base management fees included in the related-party payable in our consolidated balance sheets.

        Incentive Fee.    Our Manager is entitled to be paid the incentive fee described below with respect to each calendar quarter if (1) our Core Earnings (as defined below) for the previous 12-month period exceeds an 8% threshold, and (2) our Core Earnings for the 12 most recently completed calendar quarters is greater than zero.

        On December 4, 2014, our board of directors authorized an amendment to our Management Agreement to adjust the calculation of the incentive fee for the spin-off of SWAY (the "Amendment"). The Amendment provides that on and after January 31, 2014, the date of the SWAY spin-off, the computation of the weighted average issue price per share of the common stock shall be decreased to give effect to the book value per share on January 31, 2014 of the assets of SWAY, and the computation of the average number of shares of common stock outstanding shall be decreased by the weighted-average number of shares of SWAY distributed in the spin-off.

        After giving effect to the Amendment, the incentive fee is calculated as follows: an amount, not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) our Core Earnings for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price per share of our common stock of all of our public offerings as decreased for the spin-off of SWAY multiplied by the weighted average number of all shares of common stock outstanding (including any RSUs, any RSAs and other shares of common stock underlying awards granted under our equity incentive plans) in such previous 12-month period as decreased for the spin-off of SWAY, and (B) 8%, and (2) the sum of any incentive fee paid to our Manager with respect to the first three calendar quarters of such previous 12-month period. One half

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

15. Related-Party Transactions (Continued)

of each quarterly installment of the incentive fee is payable in shares of our common stock so long as the ownership of such additional number of shares by our Manager would not violate the 9.8% stock ownership limit set forth in our articles of incorporation, after giving effect to any waiver from such limit that our board of directors may grant in the future. The remainder of the incentive fee is payable in cash. The number of shares to be issued to our Manager is equal to the dollar amount of the portion of the quarterly installment of the incentive fee payable in shares divided by the average of the closing prices of our common stock on the NYSE for the five trading days prior to the date on which such quarterly installment is paid.

        Core Earnings is a non-GAAP financial measure. We calculate Core Earnings as GAAP net income (loss) excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization of real estate, any unrealized gains, losses or other non-cash items recorded in net income for the period, regardless of whether such items are included in OCI, or in net income. The amount is adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash adjustments as determined by our Manager and approved by a majority of our independent directors.

        The Amendment results in an increase to the incentive fee of $18.0 million for the year ended December 31, 2014, which is recognized within management fee expense in our consolidated statements of operations.

        For the years ended December 31, 2014, 2013 and 2012, approximately $34.4 million, $11.6 million and $7.9 million, respectively, was incurred for incentive fees. As of December 31, 2014 and 2013, approximately $18.9 million and $6.8 million, respectively, of unpaid incentive fees were included in related-party payable in our consolidated balance sheets.

        Expense Reimbursement.    We are required to reimburse our Manager for operating expenses incurred by our Manager on our behalf. In addition, pursuant to the terms of the Management Agreement, we are required to reimburse our Manager for the cost of legal, tax, consulting, auditing and other similar services rendered for us by our Manager's personnel provided that such costs are no greater than those that would be payable if the services were provided by an independent third party. The expense reimbursement is not subject to any dollar limitations but is subject to review by our independent directors. For the years ended December 31, 2014, 2013 and 2012, approximately $8.1 million, $8.8 million and $5.8 million was incurred, respectively, for executive compensation and other reimbursable expenses. As of December 31, 2014 and 2013, approximately $3.4 million and $4.4 million, respectively, of unpaid reimbursable executive compensation and other expenses were included in related-party payable in our consolidated balance sheets.

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

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

15. Related-Party Transactions (Continued)

Manager Equity Plan

        In January 2014, we granted 2,489,281 RSUs to our Manager under the Starwood Property Trust, Inc. Manager Equity Plan ("Manager Equity Plan"). In connection with these grants and prior similar grants, we recognized share-based compensation expense of $26.5 million, $15.7 million and $15.7 million within management fees in our consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012, respectively. Refer to Note 16 herein for further discussion of these grants.

Investments in Loans and Securities

        In December 2014, we co-originated a £200 million first mortgage for the acquisition of a 17-story office tower located in London with SEREF and other private funds, all affiliates of our Manager. We originated £138.3 million of the loan, SEREF provided £45.0 million and the private funds provided £16.7 million.

        In July 2014, we announced the co-origination of a £101.75 million first mortgage loan for the development of a 46-story residential tower and 18-story housing development containing a total of 366 private residential and affordable housing units located in London. We originated £86.75 million of the loan, and private funds managed by an affiliate of our Manager provided £15.0 million.

        In July 2014, we co-originated a €99.0 million mortgage loan for the refinancing and refurbishment of a 239 key, full service hotel located in Amsterdam, Netherlands with SEREF and other private funds, both affiliates of our Manager. We originated €58.0 million of the loan, SEREF provided €25.0 million and the private funds provided €16.0 million.

        In December 2013, we acquired a subordinate CMBS investment in a securitization issued by an affiliate of our Manager. The security was acquired for $84.1 million and is secured by five regional malls in Ohio, California and Washington.

        In November 2013, we co-originated a GBP-denominated first mortgage loan with SEREF, which is secured by Centre Point, an iconic tower located in Central London, England. We funded £15 million of the initial £55 million funding and committed to future funding of £165 million. The A-Note bears interest at 8.55% fixed and the B-Note bears interest at three-month LIBOR plus 7.0%, unless the fixed rate option is elected. The loan was amended in December 2014, increasing the total commitment to £265.0 million and our future funding commitment to £195.0 million. The loan matures in December 2017.

        In September 2013, we co-originated a EUR-denominated first mortgage loan with Starfin Lux S.a.r.l. ("Starfin"), an affiliate of our Manager. The loan had an initial funding of approximately $102.3 million ($53.8 million for us and $48.5 million for Starfin), and future funding commitments totaling $24.6 million, of which the Company is committed to fund $12.9 million and Starfin is committed to fund $11.7 million. The loan bears interest at three-month EURIBOR plus 7.0% and is secured by a portfolio of approximately 20 retail properties located throughout Finland. The loan matures in October 2016.

        In August 2013, we co-originated GBP-denominated first mortgage and mezzanine loans with Starfin. The loans are collateralized by a development of a 109 unit retirement community and a 30 key

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

15. Related-Party Transactions (Continued)

nursing home in Battersea Park, London, England. We and Starfin committed $11.3 million and $22.5 million, respectively, in aggregate for the two loans. The first mortgage loan bears interest at 5.02% and the mezzanine loan bears interest at 15.12%, and the loans each have three-year terms.

        In April 2013, we purchased two B-notes for $146.7 million from entities substantially all of whose equity was owned by an affiliate of our Manager. The B-Notes are secured by two Class-A office buildings located in Austin, Texas. On May 17, 2013, we sold senior participation interests in the B-notes to a third party, generating $95.0 million in aggregate proceeds. We retained the subordinated interests.

        In December 2012, we co-originated a junior mezzanine loan with SEREF, which is secured primarily by the ownership interest in entities that own a portfolio of three luxury hotels located in London, England. The total loan amount was £98 million, of which we and SEREF own a 50% pari passu interest. The loan bears interest at one-month LIBOR plus a margin of 11.65%. The loan matures in January 2018.

        In December 2012, we acquired 9,140,000 ordinary shares in SEREF, a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange, for approximately $14.7 million. As a result, we own approximately 4% of SEREF. Refer to Note 6 for additional details.

        In October 2012, we co-originated $475.0 million in financing for the acquisition and redevelopment of a 10-story retail building located at 701 Seventh Avenue in the Times Square area of Manhattan through a joint venture with Starwood Distressed Opportunity Fund IX ("Fund IX"), an affiliate of our Manager. In January 2014, we refinanced the initial financing with an $815.0 million first mortgage and mezzanine financing to facilitate the further development of the property. Fund IX did not participate in the refinancing. As such, the joint venture distributed $31.6 million to Fund IX for the liquidation of Fund IX's interest in the joint venture.

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

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

15. Related-Party Transactions (Continued)

Investment in Unconsolidated Entities

        In October 2014, we committed $150 million for a 33% equity interest in the Retail Fund, of which $132.0 million was funded as of December 31, 2014. The Retail Fund is a newly formed partnership established for the purpose of acquiring and operating four leading regional shopping malls located in Florida, Michigan, North Carolina and Virginia. All leasing services and asset management functions for the newly acquired properties will be conducted by an affiliate of our Manager which specializes in redeveloping, managing and repositioning retail real estate assets. In addition, another affiliate of our Manager will serve as general partner of the Fund. In consideration for its services, the general partner will earn incentive distributions that are payable once we, along with the other limited partners, receive 100% of our capital and a preferred return of 8%. During the year ended December 31, 2014, we recognized $2.2 million of income from the Retail Fund.

        In April 2013, in connection with our acquisition of LNR, we acquired 50% of a joint venture. An affiliate of ours, Fund IX, owns the remaining 50% of the venture.

Other Related-Party Arrangements

        In connection with the LNR acquisition, we were required to cash collateralize certain obligations of LNR, including letters of credit and performance obligations. Fund IX funded $6.2 million of this obligation, but the account is within our name and is thus reflected within our restricted cash balance. We have recognized a corresponding payable to Fund IX of $4.4 million and $6.2 million within the related-party payable in our consolidated balance sheet as of December 31, 2014 and 2013, respectively.

16. Stockholders' Equity

        The Company's authorized capital stock consists of 100,000,000 shares of preferred stock, $0.01 par value per share, and 500,000,000 shares of common stock, $0.01 par value per share.

        We issued common stock in public offerings as follows during the years ended December 31, 2014, 2013 and 2012:

Pricing date	Shares issued (in thousands)	Price per share	Proceeds (in thousands)
4/11/14	25,300	$22.32	$564,695
9/9/13	28,750	$24.04	$691,150
4/8/13	30,475	$26.99	$822,368
10/3/12	18,400	$22.74	$418,416
4/16/12	23,000	$19.88	$457,321

        In May 2014, we established the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the "DRIP Plan") which provides stockholders with a means of purchasing additional shares of our common stock by reinvesting the cash dividends paid on our common stock and by making additional optional cash purchases. Shares of our common stock purchased under the DRIP Plan will either be issued directly by the Company or purchased in the open market by the plan administrator. The Company may issue up to 11 million shares of common stock under the DRIP Plan. During the year ended December 31, 2014, shares issued under the DRIP Plan were not material.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

16. Stockholders' Equity (Continued)

        In May 2014, we entered into an amended and restated At-The-Market Equity Offering Sales Agreement (the "ATM Agreement") with Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell shares of the Company's common stock of up to $500.0 million from time to time, through an "at the market" equity offering program. Sales of shares under the ATM Agreement will be made by means of ordinary brokers' transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices. During the year ended December 31, 2014, we issued 1.5 million shares under the ATM Agreement for gross proceeds of $36.2 million.

        In September 2014, our board of directors authorized and announced the repurchase of up to $250 million of our outstanding common stock over a period of one year. In December 2014, our board of directors amended the repurchase program to include the repurchase of our outstanding Convertible Notes. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are discretionary and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. During the year ended December 31, 2014, we repurchased 587,900 shares of common stock for a total cost of $13.0 million and no Convertible Notes under the program.

        Underwriting and offering costs for the years ended December 31, 2014, 2013 and 2012 were $1.5 million, $1.4 million and $2.0 million, respectively, and are reflected as a reduction of additional paid-in capital in the consolidated statements of equity.

        Our board of directors declared the following dividends in 2014, 2013 and 2012:

Declare Date	Record Date	Ex-Dividend Date	Pay Date	Amount	Frequency
11/5/14	12/31/14	12/29/14	1/15/15	$0.48	Quarterly
8/6/14	9/30/14	9/26/14	10/15/14	0.48	Quarterly
5/6/14	6/30/14	6/26/14	7/15/14	0.48	Quarterly
2/24/14	3/31/14	3/27/14	4/15/14	0.48	Quarterly
11/7/13	12/31/13	12/27/13	1/15/14	0.46	Quarterly
10/31/13 (non-cash SWAY shares)	1/24/14	2/3/14	1/31/14	5.77	Special
8/6/13	9/30/13	9/26/13	10/15/13	0.46	Quarterly
5/8/13	6/28/13	6/26/13	7/15/13	0.46	Quarterly
2/27/13	3/28/13	3/26/13	4/15/13	0.44	Quarterly
12/13/12	12/31/12	12/27/12	1/15/13	0.10	Special
11/6/12	12/31/12	12/17/12	1/15/13	0.44	Quarterly
8/3/12	9/28/12	9/26/12	10/15/12	0.44	Quarterly
5/8/12	6/29/12	6/27/12	7/13/13	0.44	Quarterly
2/29/12	3/30/12	3/28/12	4/13/12	0.44	Quarterly

Equity Incentive Plans

        The Company currently maintains the Starwood Property Trust, Inc. Manager Equity Plan, which provides for the grant of stock options, stock appreciation rights, RSAs, RSUs and other equity-based

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

16. Stockholders' Equity (Continued)

awards, including dividend equivalents, to our Manager. The Company also maintains the Starwood Property Trust, Inc. Equity Plan (the "Equity Plan"), which provides for the same types of equity-based awards to individuals who provide services to the Company, including employees of our Manager. The maximum number of shares that may be made subject to awards granted under either the Manager Equity Plan or the Equity Plan, determined on a combined basis, was initially 3,112,500 shares. On March 26, 2013, the Company amended, subject to stockholder approval which was obtained on May 2, 2013, the Manager Equity Plan and the Equity Plan to (i) increase the number of shares available under such plans for awards granted on or after January 1, 2013 by 6,000,000 shares of common stock, (ii) clarify the prohibitions on the repricing of stock options and stock appreciation rights, and (iii) remove the restriction that no more than an aggregate of 50,000 shares may be subject to awards granted to the Company's chief financial officer and/or compliance officer. Additionally, we have reserved 100,000 shares of common stock for issuance under the Starwood Property Trust, Inc. Non-Executive Director Stock Plan ("Non-Executive Director Stock Plan") which provides for the issuance of restricted stock, RSUs and other equity-based awards to non-executive directors. To date, we have only RSAs and RSUs under the three equity incentive plans. The holders of awards of RSAs or RSUs are entitled to receive dividends or "distribution equivalents," which will be payable at such time dividends are paid on our outstanding shares of common stock.

        The table below summarizes our share awards granted under the Manager Equity Plan (dollar amounts in thousands):

Grant date	Type	Amount	Grant date fair value	Vesting period
January 2014(1)	RSU	489,281	$14,776	3 years
January 2014	RSU	2,000,000	55,420	3 years
October 2012	RSU	875,000	19,854	3 years
May 2012	RSA	30,000	602	9 months
December 2010	RSU	1,075,000	21,823	3 years
August 2009	RSU	1,037,500	20,750	3 years

(1)
As part of the spin-off of our SFR segment, all holders of the Company's common stock and vested restricted common stock received one SWAY common share for every five shares of the Company's common stock. At the time of the spin-off, the Manager held certain unvested RSUs that were not entitled to SWAY shares. Under the legal documentation governing the outstanding RSUs, the Manager was entitled to receive additional RSUs in an amount equal to the number of such outstanding RSUs times the amount received in the spin-off by a holder of a share of the Company's common stock (i.e., the price per share of a SWAY common share divided by five) divided by the fair market value of a share of the Company's common stock on the date of the spin-off. In order to prevent dilution of the rights of our equity plan participants resulting from this make-whole issuance, the Equity Plan and Manager Equity Plan provide for, and, on August 12, 2014, our board of directors authorized, an increase of 489,281 shares to the maximum number of shares available for issuance under the Equity Plan and Manager Equity Plan.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

16. Stockholders' Equity (Continued)

        As of December 31, 2014, there were 3.9 million shares available for future grants under the Manager Equity Plan, the Equity Plan and the Non-Executive Director Stock Plan.

        The following shares of common stock were issued, without restriction, to our Manager as part of the incentive compensation due under the Management Agreement:

Timing of Issuance	Shares of Common Stock Issued	Price per share
November 2014	92,865	$22.97
August 2014	86,328	23.49
May 2014	152,316	23.99
March 2014	138,288	23.92
November 2013	89,269	26.72
March 2013	13,188	27.83
November 2012	46,653	22.91
August 2012	50,203	22.61
May 2012	70,220	19.76

        The following table summarizes our share-based compensation expenses during the years ended December 31, 2014, 2013 and 2012 (in thousands):

	For the year ended December 31,
	2014	2013	2012
Management fees:
Manager incentive fee	$17,258	$5,764	$3,591
Manager Equity Plan	26,498	15,688	15,714

	43,756	21,452	19,305

General and administrative:
Non-Executive Director Stock Plan	294	217	242
Equity Plan	1,830	437	206

	2,124	654	448

Income tax effect	—	—	—

Total share-based compensation expense	$45,880	$22,106	$19,753

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

16. Stockholders' Equity (Continued)

Schedule of Non-Vested Shares and Share Equivalents

	Non-Executive Director Stock Plan	Equity Plan	Manager Equity Plan	Total	Weighted Average Grant Date Fair Value (per share)
Balance as of January 1, 2014	11,228	22,502	510,415	544,145	$22.88
Granted	17,105	162,458	2,489,281	2,668,844	27.91
Vested	(11,228)	(75,252)	(1,145,111)	(1,231,591)	26.66
Forfeited	—	—	—	—	—

Balance as of December 31, 2014	17,105	109,708	1,854,585	1,981,398	27.30

        The weighted average grant date fair value per share of grants during the years ended December 31, 2014, 2013 and 2012 was $27.91, $26.87 and $22.57, respectively.

Vesting Schedule

	Non-Executive Director Stock Plan	Equity Plan	Manager Equity Plan	Total
2015	17,105	58,641	1,057,985	1,133,731
2016	—	49,863	796,600	846,463
2017	—	1,204	—	1,204

Total	17,105	109,708	1,854,585	1,981,398

        As of December 31, 2014, there was approximately $46.0 million of total unrecognized compensation costs related to unvested share-based compensation arrangements which are expected to be recognized over a weighted average period of 2.0 years. The total fair value of shares vested during the year ended December 31, 2014 was $28.6 million as of the respective vesting dates.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

17. Earnings per Share

        The following table provides a reconciliation of net income from continuing operations and the number of shares of common stock used in the computation of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Year Ended December 31,
	2014	2013	2012
Basic Earnings
Continuing Operations:
Income from continuing operations attributable to STWD common stockholders	$496,572	$324,824	$203,200
Less: Income attributable to unvested shares	(5,579)	(1,579)	(1,605)

Basic—Income from continuing operations	$490,993	$323,245	$201,595
Discontinued Operations:
Loss from discontinued operations	$(1,551)	$(19,794)	$(2,005)

Basic—Net income attributable to STWD common stockholders after allocation to participating securities	$489,442	$303,451	$199,590

Diluted Earnings
Continuing Operations:
Basic—Income from continuing operations attributable to STWD common stockholders	$496,572	$324,824	$203,200
Less: Income attributable to unvested shares	(5,579)	(1,579)	(1,605)
Add: Undistributed earnings to unvested shares	918	—	—
Less: Undistributed earnings reallocated to unvested shares	(902)	—	—

Diluted—Income from continuing operations	$491,009	$323,245	$201,595
Discontinued Operations:
Basic—Loss from discontinued operations	$(1,551)	$(19,794)	$(2,005)

Diluted—Net income attributable to STWD common stockholders after allocation to participating securities	$489,458	$303,451	$199,590

Number of Shares:
Basic—Average shares outstanding	214,945	166,356	113,721
Effect of dilutive securities—Convertible Notes	3,432	—	—
Effect of dilutive securities—Contingently Issuable Shares	404	139	13

Diluted—Average shares outstanding	218,781	166,495	113,734

Earnings Per Share Attributable to STWD Common Stockholders:
Basic:
Income from continuing operations	$2.29	$1.94	$1.77
Loss from discontinued operations	(0.01)	(0.12)	(0.01)

Net income	$2.28	$1.82	$1.76

Diluted:
Income from continuing operations	$2.25	$1.94	$1.77
Loss from discontinued operations	(0.01)	(0.12)	(0.01)

Net income	$2.24	$1.82	$1.76

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

17. Earnings per Share (Continued)

        As of December 31, 2014, 2013 and 2012, unvested restricted shares of 2.0 million, 0.5 million and 1.2 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above.

        Also as of December 31, 2014, there were 67.2 million potential shares of common stock contingently issuable upon the conversion of the Convertible Notes. The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash. As a result, this principal amount, representing 63.7 million shares for the year ended December 31, 2014 was not included in the computation of diluted EPS. However, as discussed in Note 10, the conversion options associated with the 2018 Notes and 2019 Notes are "in-the-money" as the if-converted values of the 2018 Notes and 2019 Notes exceeded their principal amounts by $29.2 million and $53.0 million, respectively, at December 31, 2014. The dilutive effect to EPS is determined by dividing this "conversion spread value" by the average share price. The "conversion spread value" is the value that would be delivered to investors in shares based on the terms of the Convertible Notes, upon an assumed conversion. In calculating the dilutive effect of these shares, the treasury stock method was used and resulted in a dilution of 3.4 million shares for the year ended December 31, 2014. The conversion option associated with the 2017 Notes is "out-of-the-money" because the if-converted value of the 2017 Notes was less than their principal amount by $13.0 million at December 31, 2014, therefore, there was no dilutive effect to EPS for the 2017 Notes.

18. Accumulated Other Comprehensive Income

        The changes in AOCI by component are as follows (in thousands):

	Effective Portion of Cumulative Loss on Cash Flow Hedges	Cumulative Unrealized Gain (Loss) on Available-for- Sale Securities	Foreign Currency Translation	Total
Balance at January 1, 2012	$(1,420)	$(2,578)	$—	$(3,998)
OCI before reclassifications	(3,609)	83,377	—	79,768
Amounts reclassified from AOCI	2,458	1,447	—	3,905

Net period OCI	(1,151)	84,824	—	83,673

Balance at December 31, 2012	(2,571)	82,246	—	79,675
OCI before reclassifications	334	10,723	9,487	20,544
Amounts reclassified from AOCI	1,633	(26,403)	—	(24,770)

Net period OCI	1,967	(15,680)	9,487	(4,226)

Balance at December 31, 2013	(604)	66,566	9,487	75,449
OCI before reclassifications	(865)	3,683	(13,684)	(10,866)
Amounts reclassified from AOCI	1,372	(10,059)	—	(8,687)

Net period OCI	507	(6,376)	(13,684)	(19,553)

Balance at December 31, 2014	$(97)	$60,190	$(4,197)	$55,896

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

18. Accumulated Other Comprehensive Income (Continued)

        The reclassifications out of AOCI impacted the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 as follows:

	Amounts Reclassified from AOCI During the Year Ended December 31,
				Affected Line Item in the Statements of Operations
Details about AOCI Components	2014	2013	2012
(Losses) on cash flow hedges:
Interest rate contracts	$(1,372)	$(1,633)	$(2,458)	Interest expense

Unrealized gains on available-for-sale securities:
Net realized gain on sale of investments	10,148	27,417	2,955	Gain on sale of investments, net
OTTI	(89)	(1,014)	(4,402)	OTTI

Total	10,059	26,403	(1,447)

Total reclassifications for the year	$8,687	$24,770	$(3,905)

19. Benefit Plans

Savings Plan

        In connection with the acquisition of LNR, we assumed LNR's obligation pursuant to the LNR Property Corporation Savings Plan (the "Savings Plan"), which allows employees to participate and make contributions to the Savings Plan pursuant to Section 401(k) of the Code. We may also make discretionary matching contributions to the Savings Plan for the benefit of employees. Participants in the Savings Plan self-direct both salary deferral and any employer discretionary matching contributions. The Savings Plan offers various investment options for participants to direct their contributions. Matching contributions to the Savings Plan are recorded as general and administrative expense in the consolidated statements of operations. During the years ended December 31, 2014 and 2013, matching contributions to the Savings Plan were $1.2 million and $0.8 million, respectively.

Long-Term Incentive Arrangements

        In connection with the LNR acquisition, we also assumed long-term incentive compensation arrangements with certain employees. These arrangements provide for fixed cash payments which vest over three to four year periods and are payable at certain dates within these periods. During the years ended December 31, 2014 and 2013, compensation expense associated with these arrangements was $2.8 million and $1.5 million, respectively. The liability related to these arrangements was $3.5 million at both December 31, 2014 and 2013.

Change in Control Retention Arrangements

        In connection with the LNR acquisition, we assumed certain performance obligations under the LNR Property LLC Change in Control Bonus Plan (the "Change in Control Plan"). The purpose of the Change in Control Plan was to provide an incentive to certain key employees upon a change in control, as defined in the plan document. Pursuant to the plan document, cash bonus awards are payable to participants as follows: (i) 50% upon a change in control, which was paid by the sellers on

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

19. Benefit Plans (Continued)

April 19, 2013, and (ii) the remaining 50% on the nine-month anniversary of a change in control, or sooner if the employee is terminated without cause. The remaining 50% totaled $23.1 million at the acquisition date and was pre-funded by the sellers into a trust account. We recognized $1.3 million and $22.4 million in general and administrative expense with respect to this plan during the years ended December 31, 2014 and 2013, respectively. Final distributions from the Change in Control Plan occurred in January 2014.

20. Fair Value

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

As of December 31, 2014

20. Fair Value (Continued)

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

Fair Value on a Recurring Basis

        We determine the fair value of our financial assets and liabilities measured at fair value on a recurring basis as follows:

Loans held-for-sale

        We measure the fair value of our mortgage loans held-for-sale within the Investing and Servicing Segment's conduit platform using a discounted cash flow analysis unless observable market data (i.e. securitized pricing) is available. A discounted cash flow analysis requires management to make estimates regarding future interest rates and credit spreads. The most significant of these inputs relates to credit spreads and is unobservable. Thus, we have determined that the fair values of mortgage loans valued using a discounted cash flow analysis should be classified in Level III of the fair value hierarchy, while mortgage loans valued using securitized pricing should be classified in Level II of the fair value hierarchy. Mortgage loans classified in Level III are transferred to Level II if securitized pricing becomes available.

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

As of December 31, 2014

20. Fair Value (Continued)

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

        Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2014 and 2013, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not as significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.

        The valuation of over-the-counter ("OTC") derivatives are determined using discounted cash flows based on Overnight Index Swap ("OIS") rates. Fully collateralized trades are discounted using OIS with no additional economic adjustments to arrive at fair value. Uncollateralized or partially-collateralized trades are also discounted at OIS, but include appropriate economic adjustments for funding costs (i.e., a LIBOR-OIS basis adjustment to approximate uncollateralized cost of funds) and credit risk.

        For credit index instruments, fair value is determined based on changes in the relevant indices from the date of initiation of the instrument to the reporting date, as these changes determine the

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

20. Fair Value (Continued)

amount of any future cash settlement between us and the counterparty. These indices are considered Level II inputs as they are directly observable. We have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our credit index instruments and have determined that any credit valuation adjustment would not be significant to the overall valuation as the counterparty to these contracts is a highly rated global financial institution. As a result, we have determined that credit index instruments are classified in Level II of the fair value hierarchy.

Liabilities of consolidated VIEs

        We utilize several inputs and factors in determining the fair value of VIE liabilities, including future cash flows, market transaction information, ratings, subordination levels, and current market spread and pricing information where available. Quoted market prices are used when this debt trades as an asset. Depending upon the significance of the fair value inputs used in determining these fair values, these liabilities are classified in either Level II or Level III of the fair value hierarchy. VIE liabilities may shift between Level II and Level III of the fair value hierarchy if the significant fair value inputs used to price the VIE liabilities become or cease to be observable.

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

Fair Value on a Nonrecurring Basis

        We use fair value measurements on a nonrecurring basis when (i) assessing certain of our cost basis financial assets and certain non-financial assets for impairment; and (ii) when accounting for business combinations or business combinations achieved in stages pursuant to the acquisition method of accounting. We used fair value measurements on a nonrecurring basis when accounting for the following transaction:

Acquisition of controlling interest

        As discussed in Note 7, the Holding Venture, which we consolidate, previously accounted for its 49% interest in the Mezzanine Loan Venture pursuant to the equity method of accounting. In October 2014, we acquired the 51% equity interest of our venture partner, resulting in the Mezzanine Loan Venture becoming a wholly-owned subsidiary. We recorded this purchase in accordance with the acquisition method of accounting, which required us to fair value our previously held interest. The

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

20. Fair Value (Continued)

resulting fair value of $23.0 million was determined by reference to the terms of the underlying mezzanine loan participation.

        We determine the fair value of our financial instruments and assets where fair value is disclosed as follows:

Loans held-for-investment and loans transferred as secured borrowings

        We estimate the fair values of our loans not carried at fair value on a recurring basis by discounting their expected cash flows at a rate we estimate would be demanded by the market participants that are most likely to buy our loans. The expected cash flows used are generally the same as those used to calculate our level yield income in the financial statements. Since these inputs are unobservable, we have determined that the fair value of these loans in their entirety would be classified in Level III of the fair value hierarchy.

HTM securities

        We estimate the fair value of our mandatorily redeemable preferred equity interests in commercial real estate companies using the same methodology described for our loans held-for-investment. We estimate the fair value of our HTM CMBS using the same methodology described for our CMBS carried at fair value on a recurring basis.

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

Non-performing residential loans

        We estimated the fair value of our non-performing loans by applying an estimated current market discount to the estimated fair value of the underlying residential property collateral. Since these inputs are unobservable, we have determined that the fair value of these loans in their entirety are classified in Level III of the fair value hierarchy.

Secured financing agreements and secured borrowings on transferred loans

        The fair value of the secured financing agreements and secured borrowings on transferred loans are determined by discounting the contractual cash flows at the interest rate we estimate such arrangements would bear if executed in the current market. We have determined that our valuation of secured financing agreements and secured borrowings on transferred loans should be classified in Level III of the fair value hierarchy.

Convertible Notes

        The fair value of the debt component of our Convertible Notes is estimated by discounting the contractual cash flows at the interest rate we estimate such notes would bear if sold in the current market without the embedded conversion option which, in accordance with ASC 470, is reflected as a

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

20. Fair Value (Continued)

component of equity. We have determined that our valuation of our convertible senior notes should be classified in Level III of the fair value hierarchy.

        The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the consolidated balance sheets by their level in the fair value hierarchy as of December 31, 2014 and 2013 (amounts in thousands):

	December 31, 2014
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$391,620	$—	$—	$391,620
RMBS	207,053	—	—	207,053
CMBS	334,080	—	—	334,080
Equity security	15,120	15,120	—	—
Domestic servicing rights	132,303	—	—	132,303
Derivative assets	26,628	—	26,628	—
VIE assets	107,816,065	—	—	107,816,065

Total	$108,922,869	$15,120	$26,628	$108,881,121

Financial Liabilities:
Derivative liabilities	$5,476	$—	$5,476	$—
VIE liabilities	107,232,201	—	102,339,081	4,893,120

Total	$107,237,677	$—	$102,344,557	$4,893,120

	December 31, 2013
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$206,672	$—	$—	$206,672
RMBS	296,236	—	—	296,236
CMBS	255,306	—	47,300	208,006
Equity security	15,247	15,247	—	—
Domestic servicing rights	150,149	—	—	150,149
Derivative assets	7,769	—	7,769	—
VIE assets	103,151,624	—	—	103,151,624

Total	$104,083,003	$15,247	$55,069	$104,012,687

Financial Liabilities:
Derivative liabilities	$24,192	$—	$24,192	$—
VIE liabilities	102,649,263	—	101,051,279	1,597,984

Total	$102,673,455	$—	$101,075,471	$1,597,984

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

20. Fair Value (Continued)

        The changes in financial assets and liabilities classified as Level III are as follows for the years ended December 31, 2014 and 2013 (amounts in thousands):

	Loans Held-for-sale	RMBS	CMBS	Domestic Servicing Rights	VIE Assets	VIE Liabilities	Total
January 1, 2013 balance	$—	$333,153	$—	$—	$—	$—	$333,153
Acquisition of LNR	256,502	—	62,432	156,993	90,989,793	(1,994,243)	89,471,477
Total realized and unrealized (losses) gains:
Included in earnings:
Change in fair value / gain on sale	43,849	7,630	(8,707)	(6,844)	(11,785,009)	522,399	(11,226,682)
OTTI	—	(1,014)	—	—	—	—	(1,014)
Net accretion	—	23,868	—	—	—	—	23,868
Included in OCI	—	3,429	11,326	—	—	—	14,755
Purchases / Originations	1,233,584	20,090	43,527	—	—	—	1,297,201
Sales	(1,326,599)	(30,963)	(12,372)	—	—	—	(1,369,934)
Issuances	—	—	—	—	—	(13,993)	(13,993)
Cash repayments / receipts	(664)	(59,957)	(592)	—	—	151,312	90,099
Transfers into Level III	—	—	117,413	—	—	(756,832)	(639,419)
Transfers out of Level III	—	—	—	—	—	841,990	841,990
Consolidations of VIEs	—	—	(5,021)	—	25,165,354	(349,477)	24,810,856
Deconsolidations of VIEs	—	—	—	—	(1,218,514)	860	(1,217,654)

December 31, 2013 balance	206,672	296,236	208,006	150,149	103,151,624	(1,597,984)	102,414,703

Total realized and unrealized (losses) gains:
Included in earnings:
Change in fair value / gain on sale	70,420	11,677	11,712	(16,788)	(15,306,563)	(762,590)	(15,992,132)
OTTI	—	(259)	—	—	—	—	(259)
Net accretion	—	20,600	—	—	—	—	20,600
Included in OCI	—	59	(12,876)	—	—	—	(12,817)
Purchases / Originations	1,785,769	—	113,240	—	—	—	1,899,009
Sales	(1,670,522)	(68,134)	(29,301)	—	—	—	(1,767,957)
Issuances	—	—	—	—	—	(89,354)	(89,354)
Cash repayments / receipts	(719)	(53,126)	(1,124)	—	—	118,165	63,196
Transfers into Level III	—	—	54,220	—	—	(3,428,958)	(3,374,738)
Transfers out of Level III	—	—	(180)	(1,058)	—	2,827,109	2,825,871
Consolidations of VIEs	—	—	(10,474)	—	29,363,132	(2,004,330)	27,348,328
Deconsolidations of VIEs	—	—	857	—	(9,392,128)	44,822	(9,346,449)

December 31, 2014 balance	$391,620	$207,053	$334,080	$132,303	$107,816,065	$(4,893,120)	$103,988,001

Amount of total gains (losses) included in earnings attributable to assets still held at:
December 31, 2013	$(2,427)	$20,746	$(5,320)	$(6,844)	$(11,785,009)	$522,399	$(11,256,455)
December 31, 2014	1,278	18,376	9,747	(16,788)	(15,306,563)	(762,590)	(16,056,540)

        During the years ended December 31, 2014 and 2013, we transferred $54.2 million and $117.4 million, respectively, of CMBS investments from Level II to Level III due to a decrease in the observable relevant market activity.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

20. Fair Value (Continued)

        The following table presents the fair values of our financial instruments not carried at fair value on the consolidated balance sheets (amounts in thousands):

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets not carried at fair value:
Loans held-for-investment and loans transferred as secured borrowings	$5,908,665	$6,034,838	$4,544,132	$4,609,040
Securities, held-to-maturity	441,995	440,629	368,318	368,453
European servicing rights	11,849	12,741	27,024	29,327
Non-performing residential loans	—	—	215,371	215,371
Financial liabilities not carried at fair value:
Secured financing agreements and secured borrowings on transferred loans	$3,267,230	$3,251,035	$2,438,798	$2,436,708
Convertible senior notes	1,418,022	1,444,975	997,851	1,160,000

        The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollar amounts in thousands):

	Carrying Value at December 31, 2014			Range as of December 31,
		Valuation Technique	Unobservable Input	2014(1)	2013(1)
Loans held-for-sale, fair value option	$391,620	Discounted cash flow	Yield(b)	4.2% - 4.9%	5.2% - 5.9%
			Duration(c)	5.0 - 10.0 years	5.0 - 10.0 years
RMBS	207,053	Discounted cash flow	Constant prepayment rate(a)	1.2% - 15.9%	(0.6)% - 16.6%
			Constant default rate(b)	1.1% - 8.9%	1.4% - 11.3%
			Loss severity(b)	15% - 80%(e)	15% - 92%
			Delinquency rate(c)	2% - 43%	3% - 48%
			Servicer advances(a)	14% - 75%	24% - 95%
			Annual coupon deterioration(b)	0% - 0.6%	0% - 0.7%
			Putback amount per projected total collateral loss(d)	0% - 11%	0% - 9%
CMBS	334,080	Discounted cash flow	Yield(b)	0% - 421.4%	0% - 890.0%
			Duration(c)	0 - 11.8 years	0 - 11.0 years
Domestic servicing rights	132,303	Discounted cash flow	Debt yield(a)	8.25%	8.75%
			Discount rate(b)	15%	15%
			Control migration(b)	0% - 80%	0% - 80%
VIE assets	107,816,065	Discounted cash flow	Yield(b)	0% - 925.0%	0% - 952.3%
			Duration(c)	0 - 21.0 years	0 - 22.7 years
VIE liabilities	4,893,120	Discounted cash flow	Yield(b)	0% - 925.0%	0% - 952.3%
			Duration(c)	0 - 21.0 years	0 - 22.7 years

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

As of December 31, 2014

20. Fair Value (Continued)

(c)
Significant increase (decrease) in the unobservable input in isolation would result in either a significantly lower or higher (lower or higher) fair value measurement depending on the structural features of the security in question.

(d)
Any delay in the putback recovery date leads to a decrease in fair value, for the majority of securities in our RMBS portfolio.

(e)
85% of the portfolio falls within a range of 45%-80% as of December 31, 2014.

21. Income Taxes

        Certain of our subsidiaries have elected to be treated as taxable REIT subsidiaries ("TRSs"). TRSs permit us to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, we will continue to maintain our qualification as a REIT.

        Our TRSs engage in various real estate related operations, including special servicing of commercial real estate, originating and securitizing commercial mortgage loans, and investing in entities which engage in real estate related operations. The majority of our TRSs are held within the Investing and Servicing Segment. As of both December 31, 2014 and 2013, approximately $1.0 billion of the Investing and Servicing Segment's assets, including $88.6 million and $196.1 million in cash, respectively, were owned by TRS entities. Our TRSs are not consolidated for federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.

        Our income tax provision consisted of the following for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	For the years ended December 31,
	2014	2013	2012
Current
Federal	$28,677	$27,850	$831
Foreign	5,432	1,484	—
State	4,946	4,768	192

Total current	39,055	34,102	1,023

Deferred
Federal	(9,975)	(6,915)	—
Foreign	(3,400)	(1,829)	—
State	(1,584)	(1,305)	—

Total deferred	(14,959)	(10,049)	—

Total income tax provision(1)	$24,096	$24,053	$1,023

(1)
Includes provision of zero, $0.2 million and $0.2 million reflected in discontinued operations for the years ended December 31, 2014, 2013 and 2012, respectively.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

21. Income Taxes (Continued)

tax purposes. Deferred tax assets and liabilities are presented net by tax jurisdiction and are reported in other assets and other liabilities, respectively. At December 31, 2014 and 2013, our U.S. tax jurisdiction was in a net deferred tax asset position, while our European tax jurisdiction was in a net deferred tax liability position. The following table presents each of these tax jurisdictions and the tax effects of temporary differences on their respective net deferred tax assets and liabilities (in thousands):

	December 31,
	2014	2013
U.S.
Deferred tax asset, net
Reserves and accruals	$13,818	$11,454
Domestic intangible assets	9,617	(714)
Investment securities and loans	(2,327)	(892)
Investment in unconsolidated entities	883	1,811
Deferred income	427	59
Net operating and capital loss carryforwards	2,498	967
Valuation allowance	(2,498)	(799)
Other U.S. temporary differences	515	(242)

	22,933	11,644

Europe
Deferred tax liability, net
European servicing rights	(2,681)	(6,257)
Net operating and capital loss carryforwards	8,702	10,951
Valuation allowance	(8,702)	(10,951)
Other European temporary differences	(337)	(527)

	(3,018)	(6,784)

Net deferred tax assets (liabilities)	$19,915	$4,860

        Unrecognized tax benefits were not material as of and during the years ended December 31, 2014 and 2013. The Company's tax returns are no longer subject to audit for years ended prior to January 1, 2011. The Company had pre-tax income from foreign operations of $13.5 million during the year ended December 31, 2014, a pre-tax loss of $2.5 million during the year ended December 31, 2013 and no pre-tax income or loss from foreign operations during the year ended December 31, 2012.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

21. Income Taxes (Continued)

        The following table is a reconciliation of our federal income tax determined using our statutory federal tax rate to our reported income tax provision for the years ended December 31, 2014, 2013 and 2012 (dollar amounts in thousands):

	For the years ended December 31,
	2014		2013		2012
Federal statutory tax rate	$183,622	35.0%	$117,034	35.0%	$71,647	35.0%
REIT and other non-taxable income	(160,745)	(30.7)%	(93,892)	(28.1)%	(70,816)	(34.6)%
State income taxes	3,149	0.6%	3,769	1.1%	192	0.1%
Federal benefit of state tax deduction	(1,102)	(0.2)%	(1,319)	(0.4)%	—	—
Valuation allowance	1,315	0.3%	(1,928)	(0.6)%	—	—
Other	(2,143)	(0.4)%	389	0.2%	—	—

Effective tax rate	$24,096	4.6%	$24,053	7.2%	$1,023	0.5%

        The changes in the valuation allowance associated with our deferred tax assets are as follows for the years ended December 31, 2014 and 2013 (amounts in thousands):

	2014	2013
January 1 balance	$11,750	$2,895
Acquisition of LNR	—	9,499
Additions (releases) to income tax provision	1,315	(1,928)
Provision to return adjustments to deferred tax amounts	(822)	1,178
Foreign currency adjustments reflected in OCI	(1,086)	622
Other	43	(516)

December 31 balance	$11,200	$11,750

22. Commitments and Contingencies

        As of December 31, 2014, we had future funding commitments on 54 loans totaling $2.1 billion, of which we expect to fund $2.0 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum debt service coverage ratios or executions of new leases before advances are made to the borrower.

        In the ordinary course of business, we provide various forms of guarantees. In certain instances, particularly with loans involving multiple construction lenders, the Company has guaranteed the future funding obligations of third party lenders in the event that such third parties fail to fund their proportionate share of the obligation in a timely manner. We are currently unaware of any circumstances which would require us to make payments under any of these guarantees.

        In connection with our acquisition of LNR in 2013, we recognized an intangible unfavorable lease liability of $15.3 million related to an operating lease for LNR's offices in Miami Beach, Florida which expires in 2021. This liability is included in accounts payable, accrued expenses and other liabilities and

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

22. Commitments and Contingencies (Continued)

is being amortized over the remaining seven years of the underlying lease term at a rate of approximately $1.9 million per year. Amortization of this liability is reflected in general and administrative expenses in our consolidated statements of operations. The liability balance was $12.1 million and $14.0 million as of December 31, 2014 and 2013, respectively.

        Future minimum rental payments and sublease income related to our existing corporate leases and subleases for each of the next five years and thereafter are as follows (in thousands):

	Minimum Rents	Sublease Income
2015	$6,467	$1,378
2016	6,057	1,405
2017	5,735	923
2018	5,730	802
2019	5,490	255
Thereafter	7,421	57

Total	$36,900	$4,820

        Management is not aware of any other contractual obligations, legal proceedings, or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on our consolidated financial statements.

23. Segment and Geographic Data

        In its operation of the business, management, including our chief operating decision maker, who is our Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis prior to the impact of consolidating VIEs under ASC 810. The segment information within this note is reported on that basis. Refer to Note 1 for a discussion of the composition of our reportable business segments. During the year ended December 31, 2014, we changed our methodology for allocating certain shared costs including management fee expense. Prior years presented have been retrospectively adjusted to conform to this new methodology. Also during the year ended December 31, 2014, as described in Note 1, we changed the name of one of our segments, from the "LNR Segment" to the "Investing and Servicing Segment."

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

23. Segment and Geographic Data (Continued)

        The table below presents our results of operations for the year ended December 31, 2014 by business segment (amounts in thousands):

	Lending Segment	Investing and Servicing Segment	Single Family Residential	Subtotal	Investing and Servicing VIEs	Total
Revenues:
Interest income from loans	$420,683	$13,979	$—	$434,662	$—	$434,662
Interest income from investment securities	68,348	109,819	—	178,167	(66,151)	112,016
Servicing fees	330	227,145	—	227,475	(91,910)	135,565
Other revenues	406	21,450	—	21,856	(1,224)	20,632

Total revenues	489,767	372,393	—	862,160	(159,285)	702,875

Costs and expenses:
Management fees(1)	69,378	47,393	791	117,562	170	117,732
Interest expense(1)	133,728	26,285	1,091	161,104	—	161,104
General and administrative	24,530	144,408	—	168,938	723	169,661
Acquisition and investment pursuit costs	2,475	1,206	—	3,681	—	3,681
Depreciation and amortization	—	16,627	—	16,627	—	16,627
Loan loss allowance	2,047	—	—	2,047	—	2,047
Other expense	52	13,105	—	13,157	—	13,157

Total costs and expenses	232,210	249,024	1,882	483,116	893	484,009

Income before other income, income taxes and non-controlling interests	257,557	123,369	(1,882)	379,044	(160,178)	218,866
Other income:
Income of consolidated VIEs, net	—	—	—	—	212,506	212,506
Change in fair value of servicing rights	—	(53,065)	—	(53,065)	36,278	(16,787)
Change in fair value of investment securities, net	822	97,723	—	98,545	(83,468)	15,077
Change in fair value of mortgage loans held-for-sale, net	—	70,420	—	70,420	—	70,420
Earnings from unconsolidated entities	9,660	13,610	—	23,270	(3,338)	19,932
Gain on sale of investments, net	12,886	—	—	12,886	—	12,886
Gain (loss) on derivative financial instruments, net	30,713	(10,262)	—	20,451	—	20,451
Foreign currency (loss), net	(29,139)	(803)	—	(29,942)	—	(29,942)
OTTI	(259)	(797)	—	(1,056)	—	(1,056)
Other (expense) income, net	(327)	4,159	—	3,832	—	3,832

Total other income	24,356	120,985	—	145,341	161,978	307,319

Income (loss) from continuing operations before income taxes	281,913	244,354	(1,882)	524,385	1,800	526,185
Income tax (provision)	(1,476)	(22,620)	—	(24,096)	—	(24,096)

Income (loss) from continuing operations	280,437	221,734	(1,882)	500,289	1,800	502,089
Loss from discontinued operations, net of tax	—	—	(1,551)	(1,551)	—	(1,551)

Net income (loss)	280,437	221,734	(3,433)	498,738	1,800	500,538
Net income attributable to non-controlling interests	(3,717)	—	—	(3,717)	(1,800)	(5,517)

Net income (loss) attributable to Starwood Property Trust, Inc.	$276,720	$221,734	$(3,433)	$495,021	$—	$495,021

(1)
Due to the structure of our business, certain costs incurred by one segment may benefit other segments. Costs that are identifiable are allocated to the segments that benefit so that one segment is not solely burdened by this cost. Allocated costs are primarily comprised of interest expense related to our consolidated debt (excluding VIEs) and management fees payable to our Manager, both of which represent shared costs. Each allocation is measured differently based on the specific facts and circumstances of the costs being allocated. During the year ended December 31, 2014, management fees and interest expense of $47.3 million and $21.5 million, respectively, were allocated from the Lending Segment to the Investing and Servicing Segment, while $0.8 million and $1.1 million, respectively, were allocated from the Lending Segment to the SFR segment.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

23. Segment and Geographic Data (Continued)

        The table below presents our results of operations for the year ended December 31, 2013 by business segment (amounts in thousands):

	Lending Segment	Investing and Servicing Segment	Single Family Residential	Subtotal	Investing and Servicing VIEs	Total
Revenues:
Interest income from loans	$335,078	$9,562	$—	$344,640	$—	$344,640
Interest income from investment securities	57,802	54,020	—	111,822	(37,510)	74,312
Servicing fees	—	179,015	—	179,015	(54,289)	124,726
Other revenues	598	6,111	—	6,709	(892)	5,817

Total revenues	393,478	248,708	—	642,186	(92,691)	549,495

Costs and expenses:
Management fees(1)	55,759	20,935	—	76,694	122	76,816
Interest expense(1)	99,469	12,334	—	111,803	—	111,803
General and administrative	16,783	132,713	—	149,496	523	150,019
Business combination costs	17,958	—	—	17,958	—	17,958
Acquisition and investment pursuit costs	2,819	829	—	3,648	—	3,648
Depreciation and amortization	—	9,701	—	9,701	—	9,701
Loan loss allowance	1,923	—	—	1,923	—	1,923
Other expense	150	1,148	—	1,298	—	1,298

Total costs and expenses	194,861	177,660	—	372,521	645	373,166

Income before other income, income taxes and non-controlling interests	198,617	71,048	—	269,665	(93,336)	176,329
Other income (loss):
Income of consolidated VIEs, net	—	—	—	—	116,377	116,377
Change in fair value of servicing rights	—	(15,868)	—	(15,868)	9,024	(6,844)
Change in fair value of investment securities, net	(148)	22,657	—	22,509	(31,393)	(8,884)
Change in fair value of mortgage loans held-for-sale, net	—	43,849	—	43,849	—	43,849
Earnings from unconsolidated entities	4,776	4,502	—	9,278	(437)	8,841
Gain on sale of investments, net	25,063	—	—	25,063	—	25,063
(Loss) gain on derivative financial instruments, net	(13,259)	2,089	—	(11,170)	—	(11,170)
Foreign currency gain (loss), net	10,478	(95)	—	10,383	—	10,383
OTTI	(1,014)	—	—	(1,014)	—	(1,014)
Other income	15	1,037	—	1,052	—	1,052

Total other income	25,911	58,171	—	84,082	93,571	177,653

Income from continuing operations before income taxes	224,528	129,219	—	353,747	235	353,982
Income tax benefit (provision)	1,722	(25,580)	—	(23,858)	—	(23,858)

Income from continuing operations	226,250	103,639	—	329,889	235	330,124
Loss from discontinued operations, net of tax	—	—	(19,794)	(19,794)	—	(19,794)

Net income (loss)	226,250	103,639	(19,794)	310,095	235	310,330
Net income attributable to non-controlling interests	(5,065)	—	—	(5,065)	(235)	(5,300)

Net income (loss) attributable to Starwood Property Trust, Inc.	$221,185	$103,639	$(19,794)	$305,030	$—	$305,030

(1)
Refer to Note 1 to the table above for the year ended December 31, 2014. During the year ended December 31, 2013, management fees and interest expense of $20.9 million and $9.2 million, respectively, were allocated to the Investing and Servicing Segment. This includes additional management incentive fees of $7.0 million that were retrospectively re-allocated to the Investing and Servicing Segment from the Lending Segment in order to conform to our current allocation method.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

23. Segment and Geographic Data (Continued)

        The table below presents our results of operations for the year ended December 31, 2012 by business segment (amounts in thousands):

	Lending Segment	Single Family Residential	Total
Revenues:
Interest income from loans	$251,615	$—	$251,615
Interest income from investment securities	55,419	—	55,419
Other revenues	260	—	260

Total revenues	307,294	—	307,294

Costs and expenses:
Management fees	57,286	—	57,286
Interest expense	47,125	—	47,125
General and administrative	11,663	—	11,663
Acquisition and investment pursuit costs	3,476	—	3,476
Loan loss allowance	2,061	—	2,061
Other expense	150	—	150

Total costs and expenses	121,761	—	121,761

Income before other income (loss), income taxes and non-controlling interests	185,533	—	185,533
Other income (loss):
Change in fair value of investment securities, net	295	—	295
Change in fair value of mortgage loans held-for-sale	(5,760)	—	(5,760)
Earnings from unconsolidated entities	5,086	—	5,086
Gain on sale of investments, net	24,836	—	24,836
Loss on derivative financial instruments, net	(14,157)	—	(14,157)
Foreign currency gain, net	15,120	—	15,120
OTTI	(4,402)	—	(4,402)
Other income, net	7	—	7

Total other income (loss)	21,025	—	21,025

Income from continuing operations before income taxes	206,558	—	206,558
Income tax provision	(871)	—	(871)

Income from continuing operations	205,687	—	205,687
Loss from discontinued operations, net of tax	—	(2,005)	(2,005)

Net income (loss)	205,687	(2,005)	203,682
Net income attributable to non-controlling interests	(2,487)	—	(2,487)

Net income (loss) attributable to Starwood Property Trust, Inc.	$203,200	$(2,005)	$201,195

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

23. Segment and Geographic Data (Continued)

        The table below presents our consolidated balance sheet as of December 31, 2014 by business segment (amounts in thousands):

	Lending Segment	Investing and Servicing Segment	Subtotal	Investing and Servicing VIEs	Total
Assets:
Cash and cash equivalents	$169,149	$85,252	$254,401	$786	$255,187
Restricted cash	34,941	13,763	48,704	—	48,704
Loans held-for-investment, net	5,746,289	32,949	5,779,238	—	5,779,238
Loans held-for-sale	—	391,620	391,620	—	391,620
Loans transferred as secured borrowings	129,427	—	129,427	—	129,427
Investment securities	764,517	753,553	1,518,070	(519,822)	998,248
Intangible assets—servicing rights	—	190,207	190,207	(46,055)	144,152
Investment in unconsolidated entities	152,012	48,693	200,705	(6,722)	193,983
Goodwill	—	140,437	140,437	—	140,437
Derivative assets	23,579	3,049	26,628	—	26,628
Accrued interest receivable	39,188	914	40,102	—	40,102
Other assets	36,068	100,902	136,970	(1,464)	135,506
VIE assets, at fair value	—	—	—	107,816,065	107,816,065

Total Assets	$7,095,170	$1,761,339	$8,856,509	$107,242,788	$116,099,297

Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$46,635	$97,424	$144,059	$457	$144,516
Related-party payable	36,346	4,405	40,751	—	40,751
Dividends payable	108,189	—	108,189	—	108,189
Derivative liabilities	3,662	1,814	5,476	—	5,476
Secured financing agreements, net	2,915,426	222,363	3,137,789	—	3,137,789
Convertible senior notes, net	1,418,022	—	1,418,022	—	1,418,022
Secured borrowings on transferred loans	129,441	—	129,441	—	129,441
VIE liabilities, at fair value	—	—	—	107,232,201	107,232,201

Total Liabilities	4,657,721	326,006	4,983,727	107,232,658	112,216,385

Equity:
Starwood Property Trust, Inc. Stockholders' Equity:
Preferred stock	—	—	—	—	—
Common stock	2,248	—	2,248	—	2,248
Additional paid-in capital	2,397,099	1,438,626	3,835,725	—	3,835,725
Treasury stock	(23,635)	—	(23,635)	—	(23,635)
Accumulated other comprehensive income	55,781	115	55,896	—	55,896
Accumulated deficit	(5,970)	(3,408)	(9,378)	—	(9,378)

Total Starwood Property Trust, Inc. Stockholders' Equity	2,425,523	1,435,333	3,860,856	—	3,860,856
Non-controlling interests in consolidated subsidiaries	11,926	—	11,926	10,130	22,056

Total Equity	2,437,449	1,435,333	3,872,782	10,130	3,882,912

Total Liabilities and Equity	$7,095,170	$1,761,339	$8,856,509	$107,242,788	$116,099,297

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

23. Segment and Geographic Data (Continued)

        The table below presents our consolidated balance sheet as of December 31, 2013 by business segment (amounts in thousands):

	Lending Segment	Investing and Servicing Segment	Single Family Residential	Subtotal	Investing and Servicing VIEs	Total
Assets:
Cash and cash equivalents	$232,270	$40,274	$44,807	$317,351	$276	$317,627
Restricted cash	36,593	32,208	251	69,052	—	69,052
Loans held-for-investment, net	4,350,937	12,781	—	4,363,718	—	4,363,718
Loans held-for-sale	—	206,672	—	206,672	—	206,672
Loans transferred as secured borrowings	180,414	—	—	180,414	—	180,414
Investment securities	794,147	550,282	—	1,344,429	(409,322)	935,107
Intangible assets—servicing rights	—	257,736	—	257,736	(80,563)	177,173
Residential real estate, net	—	—	749,214	749,214	—	749,214
Non-performing residential loans	—	—	215,371	215,371	—	215,371
Investment in unconsolidated entities	50,167	76,170	—	126,337	(3,383)	122,954
Goodwill	—	140,437	—	140,437	—	140,437
Derivative assets	3,138	4,631	—	7,769	—	7,769
Accrued interest receivable	35,501	2,129	—	37,630	—	37,630
Other assets	31,020	57,620	8,045	96,685	(872)	95,813
VIE assets, at fair value	—	—	—	—	103,151,624	103,151,624

Total Assets	$5,714,187	$1,380,940	$1,017,688	$8,112,815	$102,657,760	$110,770,575

Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$66,127	$135,882	$23,056	$225,065	$309	$225,374
Related-party payable	11,245	6,548	—	17,793	—	17,793
Dividends payable	90,171	—	—	90,171	—	90,171
Derivative liabilities	24,149	43	—	24,192	—	24,192
Secured financing agreements, net	2,127,717	129,843	—	2,257,560	—	2,257,560
Convertible senior notes, net	997,851	—	—	997,851	—	997,851
Secured borrowings on transferred loans	181,238	—	—	181,238	—	181,238
VIE liabilities, at fair value	—	—	—	—	102,649,263	102,649,263

Total Liabilities	3,498,498	272,316	23,056	3,793,870	102,649,572	106,443,442

Equity:
Starwood Property Trust, Inc. Stockholders' Equity:
Preferred stock	—	—	—	—	—	—
Common stock	1,961	—	—	1,961	—	1,961
Additional paid-in capital	1,987,133	1,308,500	1,004,846	4,300,479	—	4,300,479
Treasury stock	(10,642)	—	—	(10,642)	—	(10,642)
Accumulated other comprehensive income	68,092	7,357	—	75,449	—	75,449
Retained earnings (accumulated deficit)	132,625	(207,233)	(10,111)	(84,719)	—	(84,719)

Total Starwood Property Trust, Inc. Stockholders' Equity	2,179,169	1,108,624	994,735	4,282,528	—	4,282,528
Non-controlling interests in consolidated subsidiaries	36,520	—	(103)	36,417	8,188	44,605

Total Equity	2,215,689	1,108,624	994,632	4,318,945	8,188	4,327,133

Total Liabilities and Equity	$5,714,187	$1,380,940	$1,017,688	$8,112,815	$102,657,760	$110,770,575

        Revenues generated from foreign sources were $111.5 million and $64.8 million for the years ended December 31, 2014 and 2013, respectively, and not material for the year ended December 31,

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014

23. Segment and Geographic Data (Continued)

2012. The majority of our revenues generated from foreign sources are derived from the United Kingdom.

24. Quarterly Financial Data (Unaudited)

        The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations (amounts in thousands, except per share data):

	For the Three-Month Periods Ended
	March 31	June 30	September 30	December 31
2014:
Revenues	$171,979	$170,750	$181,368	$178,778
Income from continuing operations	122,432	120,382	167,390	91,885
Net income	120,881	120,382	167,390	91,885
Net income attributable to Starwood Property Trust, Inc.	120,601	117,868	165,044	91,508
Basic earnings per share:
Continuing operations	0.62	0.53	0.73	0.41
Net income	0.61	0.53	0.73	0.41
Diluted earnings per share:
Continuing operations	0.61	0.52	0.73	0.40
Net income	0.60	0.52	0.73	0.40
2013:
Revenues	84,009	134,443	150,392	180,651
Income from continuing operations	65,712	67,569	92,944	103,899
Net income	63,424	61,511	89,246	96,149
Net income attributable to Starwood Property Trust, Inc.	62,243	60,454	87,360	94,973
Basic earnings per share:
Continuing operations	0.47	0.41	0.53	0.52
Net income	0.46	0.37	0.51	0.48
Diluted earnings per share:
Continuing operations	0.47	0.41	0.53	0.52
Net income	0.46	0.37	0.51	0.48

        Annual EPS may not equal the sum of each quarter's EPS due to rounding and other computational factors.

25. Subsequent Events

        Our significant events subsequent to December 31, 2014 were as follows:

Dividend Declaration

        On February 25, 2015, our board of directors declared a dividend of $0.48 per share for the first quarter of 2015, which is payable on April 15, 2015 to common stockholders of record as of March 31, 2015.

Starwood Property Trust, Inc. and Subsidiaries

Schedule IV—Mortgage Loans on Real Estate

December 31, 2014

(Dollars in thousands)

Description/ Location	Prior Liens(1)	Face Amount	Carrying Amount	Interest Rate(2)	Payment Terms(3)	Maturity Date(4)
Individually Significant First Mortgages:
Hospitality, Kailua-Kona, HI—1	$—	$162,181	$161,293	L+3.00%	I/O	7/9/2020
Hospitality, Kailua-Kona, HI—2	—	49,359	49,165	L+8.36%	I/O	7/9/2020
Mixed Use, New York, NY	—	118,750	117,553	L+8.00%	I/O	1/31/2019
Office, London, England	—	109,997	107,833	5.60%	I/O	12/18/2016
Office, London, England	—	93,462	92,550	5.61%	I/O	10/1/2018
Office, London, England	—	327,117	323,915	3GBP+3.90%	I/O	10/1/2018
Office, London, England	—	71,092	70,025	3GBP+4.50%	I/O	12/18/2016
Office, New York, NY	—	151,995	150,137	L+3.50%	I/O	4/9/2018
Aggregated First Mortgages:
Hospitality, International, Floating (1 mortgage)	N/A	N/A	33,596	3EU+7.00%	N/A	2016
Hospitality, Mid Atlantic, Fixed (1 mortgage)	N/A	N/A	4,484	5.63%	N/A	2015
Hospitality, Mid Atlantic, Floating (2 mortgages)	N/A	N/A	45,974	L+3.25% to 9.42%	N/A	2017
Hospitality, North East, Floating (8 mortgages)	N/A	N/A	77,993	L+2.75% to 9.75%	N/A	2016 - 2018
Hospitality, South East, Fixed (3 mortgages)	N/A	N/A	77,321	4.14% to 12.69%	N/A	2016 - 2017
Hospitality, South East, Floating (4 mortgages)	N/A	N/A	99,873	L+2.75% to 9.33%	N/A	2019
Hospitality, West, Floating (4 mortgages)	N/A	N/A	87,901	L+2.50% to 10.17%	N/A	2018 - 2019
Industrial, South East, Fixed (7 mortgages)	N/A	N/A	33,915	7.80% to 9.83%	N/A	2017 - 2024
Industrial, West, Fixed (1 mortgage)	N/A	N/A	681	9.75%	N/A	2017
Mixed Use, North East, Floating (2 mortgages)	N/A	N/A	71,195	L+2.00% to 3.50%	N/A	2017 - 2020
Mixed Use, South West, Floating (1 mortgage)	N/A	N/A	84,519	L+2.25%	N/A	2020
Mixed Use, West, Floating (2 mortgages)	N/A	N/A	31,573	L+1.00% to 7.50%	N/A	2017 - 2018
Multi-family, International, Fixed (1 mortgage)	N/A	N/A	23,115	8.55%	N/A	2018
Multi-family, International, Floating (1 mortgage)	N/A	N/A	3,872	GBP+7.65%	N/A	2017
Multi-family, Mid Atlantic, Floating (1 mortgage)	N/A	N/A	36,444	L+2.00%	N/A	2019
Multi-family, North East, Floating (17 mortgages)	N/A	N/A	148,422	L+4.34% to 8.75%	N/A	2018 - 2019
Multi-family, West, Floating (24 mortgages)	N/A	N/A	488,288	L+1.00% to 10.13%	N/A	2016 - 2020
Office, Mid Atlantic, Fixed (1 mortgage)	N/A	N/A	49,435	5.25%	N/A	2017
Office, Mid Atlantic, Floating (3 mortgages)	N/A	N/A	151,321	L+2.25% to 5.50%	N/A	2017 - 2019
Office, Midwest, Floating (6 mortgages)	N/A	N/A	154,606	L+2.00% to 10.58%	N/A	2017 - 2019
Office, North East, Fixed (2 mortgages)	N/A	N/A	49,293	5.10% to 5.24%	N/A	2020
Office, North East, Floating (8 mortgages)	N/A	N/A	146,342	L+2.25% to 11.38%	N/A	2016 - 2019
Office, South East, Fixed (2 mortgages)	N/A	N/A	118,490	5.00% to 12.00%	N/A	2024
Office, South West, Floating (6 mortgages)	N/A	N/A	73,247	L+5.40% to 5.50%	N/A	2017
Office, West, Floating (9 mortgages)	N/A	N/A	159,070	L+2.25% to 11.50%	N/A	2017 - 2019
Other, International, Fixed (1 mortgage)	N/A	N/A	3,228	5.02%	N/A	2016
Other, Midwest, Floating (2 mortgages)	N/A	N/A	43,708	L+8.00%	N/A	2016
Other, North East, Floating (2 mortgages)	N/A	N/A	77,452	L+3.25% to 8.83%	N/A	2019
Other, South East, Fixed (1 mortgage)	N/A	N/A	9,339	10.00%	N/A	2017
Other, South East, Floating (2 mortgages)	N/A	N/A	28,970	L+8.50%	N/A	2018
Other, Various, Fixed (1 mortgage)	N/A	N/A	42,140	10.00%	N/A	2025
Residential, West, Floating (1 mortgage)	N/A	N/A	63,217	L+5.25%	N/A	2018
Retail, International, Floating (1 mortgage)	N/A	N/A	54,246	L+8.00%	N/A	2016
Retail, Midwest, Fixed (4 mortgages)	N/A	N/A	3,345	10.00% to 10.25%	N/A	2017
Retail, North East, Fixed (3 mortgages)	N/A	N/A	21,866	5.74% to 10.00%	N/A	2015 - 2017
Retail, North East, Floating (8 mortgages)	N/A	N/A	63,752	L+2.25% to 8.05%	N/A	2017
Retail, South East, Fixed (4 mortgages)	N/A	N/A	9,992	5.93% to 10.00%	N/A	2016 - 2019
Retail, South West, Fixed (2 mortgages)	N/A	N/A	2,307	6.03%	N/A	2018
Retail, South West, Floating (5 mortgages)	N/A	N/A	28,051	L+1.25% to 5.75%	N/A	2015 - 2017
Retail, Various, Floating (2 mortgages)	N/A	N/A	22,758	L+2.25% to 9.25%	N/A	2016
Retail, West, Fixed (6 mortgages)	N/A	N/A	9,210	5.82% to 7.99%	N/A	2017 - 2023
Investing and Servicing Segment Loans Held-for-Sale, Various, Fixed	N/A	N/A	391,620	4.23% to 4.78%	N/A	2019 - 2024
Investing and Servicing Segment Loans Held-for-Investment, Various, Fixed	N/A	N/A	30,864	6.35% to 7.07%	N/A	2011 - 2020
Investing and Servicing Segment Loans Held-for-Investment, Various, Floating	N/A	N/A	2,085	WSJ Prime+1.00%	N/A	2033

Description/ Location	Prior Liens(1)	Face Amount	Carrying Amount	Interest Rate(2)	Payment Terms(3)	Maturity Date(4)
Individually Significant Subordinated and Mezzanine Loans:
Mixed Use, New York, NY	157,500	81,187	77,939	L+8.00%	I/O	1/31/2019
Office, New York, NY	—	140,000	139,213	L+10.90%	I/O	4/9/2018
Aggregated Subordinated and Mezzanine Loans:
Hospitality, International, Floating (1 mortgage)	N/A	N/A	46,246	3GBP+11.65%	N/A	2018
Hospitality, North East, Floating (1 mortgage)	N/A	N/A	9,859	L+11.17%	N/A	2018
Hospitality, South East, Floating (4 mortgages)	N/A	N/A	148,368	L+4.50% to 11.15%	N/A	2016 - 2019
Hospitality, Various, Fixed (2 mortgages)	N/A	N/A	114,606	10.00% to 11.26%	N/A	2016 - 2017
Hospitality, Various, Floating (5 mortgages)	N/A	N/A	205,654	L+3.00% to 11.83%	N/A	2016 - 2018
Hospitality, West, Fixed (5 mortgages)	N/A	N/A	126,306	10.00% to 17.45%	N/A	2016 - 2017
Hospitality, West, Floating (6 mortgages)	N/A	N/A	59,462	L+7.75% to 10.96%	N/A	2017 - 2018
Industrial, South East, Fixed (8 mortgages)	N/A	N/A	60,553	8.18%	N/A	2024
Mixed Use, North East, Floating (4 mortgages)	N/A	N/A	103,125	L+9.69% to 11.25%	N/A	2017 - 2020
Mixed Use, South West, Floating (1 mortgage)	N/A	N/A	21,294	L+9.75%	N/A	2020
Mixed Use, West, Floating (6 mortgages)	N/A	N/A	66,287	L+7.50% to 9.31%	N/A	2018
Multi-family, Mid Atlantic, Fixed (1 mortgage)	N/A	N/A	2,974	10.50%	N/A	2024
Multi-family, Mid Atlantic, Floating (1 mortgage)	N/A	N/A	9,111	L+7.75%	N/A	2019
Multi-family, Midwest, Fixed (1 mortgage)	N/A	N/A	1,809	7.62%	N/A	2016
Multi-family, North East, Fixed (1 mortgage)	N/A	N/A	7,591	13.00%	N/A	2016
Multi-family, North East, Floating (2 mortgages)	N/A	N/A	51,753	L+8.00% to 11.00%	N/A	2016 - 2019
Multi-family, South East, Fixed (1 mortgage)	N/A	N/A	2,921	5.47%	N/A	2020
Multi-family, South West, Fixed (1 mortgage)	N/A	N/A	4,228	8.51%	N/A	2016
Multi-family, West, Fixed (1 mortgage)	N/A	N/A	3,719	7.83%	N/A	2016
Multi-family, West, Floating (1 mortgage)	N/A	N/A	7,870	L+9.25%	N/A	2019
Office, Mid Atlantic, Floating (1 mortgage)	N/A	N/A	29,460	L+13.85%	N/A	2019
Office, Midwest, Floating (3 mortgages)	N/A	N/A	52,705	L+8.25% to 9.00%	N/A	2017 - 2019
Office, North East, Fixed (6 mortgages)	N/A	N/A	114,979	6.79% to 9.00%	N/A	2016 - 2023
Office, North East, Floating (5 mortgages)	N/A	N/A	132,536	L+8.00% to 10.67%	N/A	2017 - 2019
Office, South East, Fixed (2 mortgages)	N/A	N/A	10,196	8.25% to 12.00%	N/A	2016 - 2020
Office, South West, Fixed (4 mortgages)	N/A	N/A	142,526	5.84% to 6.52%	N/A	2017
Office, West, Floating (9 mortgages)	N/A	N/A	119,396	L+7.34% to 10.42%	N/A	2017 - 2019
Other, International, Fixed (1 mortgage)	N/A	N/A	7,118	15.12%	N/A	2016
Other, South East, Fixed (1 mortgage)	N/A	N/A	4,664	12.02%	N/A	2021
Other, West, Floating (2 mortgages)	N/A	N/A	52,260	L+6.10% to 10.08%	N/A	2018
Retail, International, Fixed (1 mortgage)	N/A	N/A	26,948	12.00%	N/A	2017
Retail, Midwest, Fixed (3 mortgages)	N/A	N/A	89,421	6.97% to 7.16%	N/A	2017 - 2024
Retail, West, Floating (1 mortgage)	N/A	N/A	27,926	L+8.85%	N/A	2017
Loan Loss Allowance	—	—	(6,031)
Prepaid Loan Costs, Net	—	—	(6,298)

			$6,300,285

Notes to Schedule IV:

(1)
Represents third-party priority liens. Third party portions of pari-passu participations are not considered prior liens. Additionally, excludes the outstanding debt on third party joint ventures of underlying borrowers.

(2)
L = one month LIBOR rate, GBP = one month GBP LIBOR rate, 3GBP = three month GBP LIBOR rate, 3EU = three month Euro LIBOR rate.

(3)
I/O = interest only until final maturity.

(4)
Based on management's judgment of extension options being exercised.

        For the activity within our loan portfolio during the years ended December 31, 2014, 2013 and 2012, refer to the loan activity table in Note 5 to our consolidated financial statements included herein.

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

        As of December 31, 2014, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, our management has concluded that our internal control over financial reporting as of December 31, 2014 is effective.

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

        The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2014.

        Changes to Internal Control Over Financial Reporting.    No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None noted.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information required by this Item with respect to members of our board of directors and with respect to our Audit Committee will be contained in the Proxy Statement for the 2015 Annual Meeting of Shareholders ("2015 Proxy Statement") under the captions "Election of Directors" and "Board and Committee Meetings—Audit Committee" and in the chart disclosing Audit Committee membership and is incorporated herein by this reference. Information required by this Item with respect to our executive officers will be contained in the 2015 Proxy Statement under the caption "Executive Officers," and is incorporated herein by this reference. Information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be contained in the 2015 Proxy Statement under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934," and is incorporated herein by this reference.

Code of Ethics

        We have adopted a Code of Business Conduct and Ethics for all directors, officers and employees of the Company which is available on our website at http://ir.starwoodpropertytrust.com/govdocs.aspx?iid=4235133. In addition, stockholders may request a free copy of the Code of Business Conduct and Ethics from:

Starwood Property Trust, Inc.
Attention: Investor Relations
591 West Putnam Avenue
Greenwich, CT 06830
(202) 422-7700

        We have also adopted a Code of Ethics for our Principal Executive Officer and Senior Financial Officers setting forth a code of ethics applicable to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, which is available on our website at http://ir.starwoodpropertytrust.com/govdocs.aspx?iid=4235133. Stockholders may request a free copy of the Code of Ethics for Principal Executive Officer and Senior Financial Officers from the address and phone number set forth above.

Corporate Governance Guidelines

        We have also adopted Corporate Governance Guidelines, which are available on our website at http://ir.starwoodpropertytrust.com/govdocs.aspx?iid=4235133. Stockholders may request a free copy of the Corporate Governance Guidelines from the address and phone number set forth above.

Item 11.    Executive Compensation.

        Information required by this Item will be contained in the 2015 Proxy Statement under the captions "Executive Compensation" and "Compensation of Directors" and is incorporated herein by this reference, provided that the Compensation Committee Report shall not be deemed to be "filed" with this Annual Report on Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information required by this Item will be contained in the 2015 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners, Directors and Management" and "Equity Compensation Plan Information" and is incorporated herein by this reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Information required by this Item will be contained in the 2015 Proxy Statement under the captions "Certain Relationships and Related Transactions" and "Corporate Governance—Determination of Director Independence" and is incorporated herein by this reference.

Item 14.    Principal Accountant Fees and Services.

        Information required by this Item will be contained in the 2015 Proxy Statement under the captions "Independent Registered Public Accounting Firm" and "Pre-Approval Policies for Services of Independent Registered Public Accounting Firm" and is incorporated herein by reference.

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
2.2
Separation and Distribution Agreement, dated January 16, 2014, by and between Starwood Property Trust, Inc. and Starwood Waypoint Residential Trust (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed January 21, 2014)
3.1	Articles of Amendment and Restatement of Starwood Property Trust, Inc. (Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q filed November 16, 2009)
3.2	Amended and Restated Bylaws of Starwood Property Trust, Inc. (Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed March 17, 2014)
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
4.6
Third Supplemental Indenture, dated as of October 8, 2014, between the Company and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed October 8, 2014)
4.7	Form of 3.75% Convertible Senior Notes due 2017 (Incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed October 8, 2014)

Exhibit No.	Description
10.1	Registration Rights Agreement, dated August 17, 2009, among Starwood Property Trust, Inc., SPT Investment, LLC and SPT Management, LLC (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed November 16, 2009)
10.2
Management Agreement, dated August 17, 2009, among SPT Management, LLC and Starwood Property Trust, Inc. (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed November 16, 2009)
10.3
Amendment No. 1, dated May 7, 2012, to Management Agreement, dated August 17, 2009, as amended, between Starwood Property Trust, Inc. and SPT Management, LLC (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 8, 2012)
10.4
Amendment No. 2, dated December 4, 2014, to Management Agreement, dated August 17, 2009, as amended, between Starwood Property Trust, Inc. and SPT Management, LLC (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 5, 2014)
10.5
Co-Investment and Allocation Agreement, dated August 17, 2009, among Starwood Property Trust, Inc., SPT Management, LLC and Starwood Capital Group Global, L.P. (Incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q filed November 16, 2009)
10.6	Starwood Property Trust, Inc. Non-Executive Director Stock Plan (Incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q filed November 16, 2009)
10.7	Form of Restricted Stock Award Agreement for Independent Directors (Incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q filed November 16, 2009)
10.8	Starwood Property Trust, Inc. Manager Equity Plan (Incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q filed November 16, 2009)
10.9
Restricted Stock Unit Award Agreement, dated August 17, 2009, between Starwood Property Trust, Inc. and SPT Management, LLC (Incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q filed November 16, 2009)
10.10	Starwood Property Trust, Inc. Equity Plan (Incorporated by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-Q filed November 16, 2009)
10.11
Master Repurchase and Securities Contract, dated March 31, 2010, between Starwood Property Mortgage Sub-1, L.L.C. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed May 10, 2010)
10.12
Master Repurchase and Securities Contract, dated August 6, 2010, between Starwood Property Mortgage Sub-2, L.L.C. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed August 12, 2010)
10.13
Master Repurchase Agreement, dated December 2, 2010, between Starwood Property Mortgage Sub-3, L.L.C. and Goldman Sachs Mortgage Company (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 6, 2010)

Exhibit No.	Description
10.14	Credit Agreement, dated December 3, 2010, among SPT Real Estate Sub II, LLC, Starwood Property Trust, Inc. and certain subsidiaries of Starwood Property Trust, Inc., as guarantors, and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed August 6, 2014)
10.15
Amendment No. 2, dated November 3, 2011, to Amended and Restated Master Repurchase and Securities Contract, Amended and Restated Guarantee and Security Agreement and Amended and Restated Fee and Pricing Letter between and among Starwood Property Mortgage Sub-2, L.L.C., Starwood Property Mortgage Sub-2A, L.L.C., Starwood Property Trust, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K filed February 29, 2012)
10.16	First Amendment to the Starwood Property Trust, Inc. Manager Equity Plan (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 6, 2013)
10.17	First Amendment to the Starwood Property Trust, Inc. Equity Plan (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed May 6, 2013)
10.18
Second Amended and Restated Master Repurchase and Securities Contract, dated January 27, 2014, between and among Starwood Property Mortgage Sub 2, L.L.C., Starwood Property Mortgage Sub-2-A, L.L.C. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K filed February 26, 2014)
10.19
Third Amended and Restated Master Repurchase and Securities Contract, dated October 23, 2014, between and among Starwood Property Mortgage Sub 2, L.L.C., Starwood Property Mortgage Sub-2-A, L.L.C. and Wells Fargo Bank, National Association
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
Date: February 25, 2015
	By:	/s/ BARRY S. STERNLICHT Barry S. Sternlicht Chief Executive Officer and Chairman of the Board of Directors

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 25, 2015	By:	/s/ BARRY S. STERNLICHT Barry S. Sternlicht Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Date: February 25, 2015	By:	/s/ RINA PANIRY Rina Paniry Chief Financial Officer, Treasurer and Principal Financial Officer
Date: February 25, 2015	By:	/s/ JEFFREY G. DISHNER Jeffrey G. Dishner Director
Date: February 25, 2015	By:	/s/ RICHARD D. BRONSON Richard D. Bronson Director
Date: February 25, 2015	By:	/s/ CAMILLE J. DOUGLAS Camille J. Douglas Director

Date: February 25, 2015	By:	/s/ STRAUSS ZELNICK Strauss Zelnick Director
Date: February 25, 2015	By:	/s/ SOLOMON J. KUMIN Solomon J. Kumin Director