Form 10-Q
period 2015-03-31
STARWOOD PROPERTY TRUST, INC.
filed 2015-05-05
CIK 1465128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of May 1, 2015 was 238,126,915.

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

These forward-looking statements are based largely on our current beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors that may cause actual results to vary from our forward-looking statements include, but are not limited to:

•

factors described in our Annual Report on Form 10-K for the year ended December 31, 2014 and this Quarterly Report on Form 10-Q, including those set forth under the captions “Risk Factors” and “Business”;

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands, except share data)

	As of	As of
	March 31, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$360,720	$255,187
Restricted cash	39,568	48,704
Loans held-for-investment, net	6,040,825	5,779,238
Loans held-for-sale, at fair value	343,770	391,620
Loans transferred as secured borrowings	95,000	129,427
Investment securities ($519,625 and $556,253 held at fair value)	1,021,311	998,248
Intangible assets—servicing rights ($130,761 and $132,303 held at fair value)	138,802	144,152
Investment in unconsolidated entities	209,833	193,983
Goodwill	140,437	140,437
Derivative assets	58,601	26,628
Accrued interest receivable	39,121	40,102
Other assets	128,848	135,506
Variable interest entity (“VIE”) assets, at fair value	103,363,978	107,816,065
Total Assets	$111,980,814	$116,099,297
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$112,954	$144,516
Related-party payable	27,673	40,751
Dividends payable	108,435	108,189
Derivative liabilities	11,945	5,476
Secured financing agreements, net	3,711,834	3,137,789
Convertible senior notes, net	1,324,125	1,418,022
Secured borrowings on transferred loans	95,000	129,441
VIE liabilities, at fair value	102,708,732	107,232,201
Total Liabilities	108,100,698	112,216,385
Commitments and contingencies (Note 20)
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 225,550,418 issued and 224,336,668 outstanding as of March 31, 2015 and 224,752,053 issued and 223,538,303 outstanding as of December 31, 2014	2,255	2,248
Additional paid-in capital	3,837,040	3,835,725
Treasury stock (1,213,750 shares)	(23,635)	(23,635)
Accumulated other comprehensive income	39,362	55,896
Retained earnings (accumulated deficit)	2,550	(9,378)
Total Starwood Property Trust, Inc. Stockholders’ Equity	3,857,572	3,860,856
Non-controlling interests in consolidated subsidiaries	22,544	22,056
Total Equity	3,880,116	3,882,912
Total Liabilities and Equity	$111,980,814	$116,099,297

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended
	March 31,
	2015	2014
Revenues:
Interest income from loans	$118,429	$104,910
Interest income from investment securities	27,744	29,454
Servicing fees	28,257	34,211
Other revenues	4,419	3,404
Total revenues	178,849	171,979
Costs and expenses:
Management fees	27,968	27,821
Interest expense	50,534	37,831
General and administrative	35,264	46,101
Acquisition and investment pursuit costs	1,186	394
Depreciation and amortization	4,085	4,636
Loan loss allowance, net	317	497
Other expense	2,073	1,689
Total costs and expenses	121,427	118,969
Income before other income, income taxes and non-controlling interests	57,422	53,010
Other income:
Income of consolidated VIEs, net	47,861	56,004
Change in fair value of servicing rights	(1,542)	(5,251)
Change in fair value of investment securities, net	(499)	8,361
Change in fair value of mortgage loans held-for-sale, net	21,131	20,893
Earnings from unconsolidated entities	6,090	64
Gain on sale of investments and other assets, net	17,198	1,555
Gain (loss) on derivative financial instruments, net	24,623	(7,866)
Foreign currency (loss) gain, net	(30,307)	1,477
Total other-than-temporary impairment (“OTTI”)	—	(1,192)
Noncredit portion of OTTI recognized in other comprehensive income (loss)	—	979
Net impairment losses recognized in earnings	—	(213)
Loss on extinguishment of debt	(5,292)	—
Other income, net	45	18
Total other income	79,308	75,042
Income from continuing operations before income taxes	136,730	128,052
Income tax provision	(15,951)	(5,620)
Income from continuing operations	120,779	122,432
Loss from discontinued operations, net of tax (Note 3)	—	(1,551)
Net income	120,779	120,881
Net income attributable to non-controlling interests	(416)	(280)
Net income attributable to Starwood Property Trust, Inc.	$120,363	$120,601

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic:
Income from continuing operations	$0.53	$0.62
Loss from discontinued operations	—	(0.01)
Net income	$0.53	$0.61
Diluted:
Income from continuing operations	$0.52	$0.61
Loss from discontinued operations	—	(0.01)
Net income	$0.52	$0.60

Dividends declared per common share	$0.48	$0.48

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, amounts in thousands)

	For the Three Months Ended
	March 31,
	2015	2014
Net income	$120,779	$120,881
Other comprehensive (loss) income (net change by component):
Cash flow hedges	(263)	122
Available-for-sale securities	(7,963)	3,498
Foreign currency remeasurement	(8,308)	1,046
Other comprehensive (loss) income	(16,534)	4,666
Comprehensive income	104,245	125,547
Less: Comprehensive income attributable to non-controlling interests	(416)	(280)
Comprehensive income attributable to Starwood Property Trust, Inc.	$103,829	$125,267

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited, amounts in thousands, except share data)

								Total
							Accumulated	Starwood
						(Accumulated	Other	Property
	Common stock		Additional			Deficit)	Comprehensive	Trust, Inc.	Non-
		Par	Paid-in	Treasury Stock		Retained	Income	Stockholders’	Controlling	Total
	Shares	Value	Capital	Shares	Amount	Earnings	(Loss)	Equity	Interests	Equity

Balance, January 1, 2015	224,752,053	$2,248	$3,835,725	1,213,750	$(23,635)	$(9,378)	$55,896	$3,860,856	$22,056	$3,882,912
Proceeds from DRIP Plan	2,303	—	55	—	—	—	—	55	—	55
Equity component of 4.0% Convertible Senior Notes repurchase	—	—	(15,669)	—	—	—	—	(15,669)	—	(15,669)
Share-based compensation	408,763	4	7,487	—	—	—	—	7,491	—	7,491
Manager incentive fee paid in stock	387,299	3	9,442	—	—	—	—	9,445	—	9,445
Net income	—	—	—	—	—	120,363	—	120,363	416	120,779
Dividends declared, $0.48 per share	—	—	—	—	—	(108,435)	—	(108,435)	—	(108,435)
Other comprehensive loss, net	—	—	—	—	—	—	(16,534)	(16,534)	—	(16,534)
VIE non-controlling interests	—	—	—	—	—	—	—	—	431	431
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(359)	(359)
Balance, March 31, 2015	225,550,418	$2,255	$3,837,040	1,213,750	$(23,635)	$2,550	$39,362	$3,857,572	$22,544	$3,880,116

Balance, January 1, 2014	196,139,045	$1,961	$4,300,479	625,850	$(10,642)	$(84,719)	$75,449	$4,282,528	$44,605	$4,327,133
Share-based compensation	434,189	4	7,203	—	—	—	—	7,207	—	7,207
Manager incentive fee paid in stock	138,288	2	3,306	—	—	—	—	3,308	—	3,308
Net income	—	—	—	—	—	120,601	—	120,601	280	120,881
Dividends declared, $0.48 per share	—	—	—	—	—	(95,424)	—	(95,424)	—	(95,424)
Spin-off of Starwood Waypoint Residential Trust	—	—	(1,118,743)	—	—	—	—	(1,118,743)	(1,594)	(1,120,337)
Other comprehensive income, net	—	—	—	—	—	—	4,666	4,666	—	4,666
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(31,787)	(31,787)
Balance, March 31, 2014	196,711,522	$1,967	$3,192,245	625,850	$(10,642)	$(59,542)	$80,115	$3,204,143	$11,504	$3,215,647

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	For the Three Months Ended
	March 31,
	2015	2014
Cash Flows from Operating Activities:
Net income	$120,779	$120,881
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	3,510	2,895
Amortization of convertible debt discount and deferred fees	5,363	2,988
Accretion of net discount on investment securities	(10,603)	(7,398)
Accretion of net deferred loan fees and discounts	(10,179)	(1,806)
Amortization of net premium (discount) from secured borrowings on transferred loans	4	(787)
Share-based compensation	7,491	7,207
Share-based component of incentive fees	9,445	3,308
Change in fair value of fair value option investment securities	499	(8,361)
Change in fair value of consolidated VIEs	(5,657)	(21,877)
Change in fair value of servicing rights	1,542	5,251
Change in fair value of loans held-for-sale	(21,131)	(20,893)
Change in fair value of derivatives	(26,724)	7,110
Foreign currency loss (gain), net	30,416	(1,492)
Gain on sale of investments and other assets	(17,198)	(2,498)
Other-than-temporary impairment	—	213
Loan loss allowance, net	317	497
Depreciation and amortization	3,692	5,786
Earnings from unconsolidated entities	(6,090)	(64)
Distributions of earnings from unconsolidated entities	7,030	956
Loss on extinguishment of debt	5,292	—
Originations of loans held-for-sale, net of principal collections	(413,027)	(261,733)
Proceeds from sale of loans held-for-sale	482,009	302,461
Changes in operating assets and liabilities:
Related-party payable, net	(13,078)	11,665
Accrued and capitalized interest receivable, less purchased interest	(17,341)	3,063
Other assets	1,067	(20,474)
Accounts payable, accrued expenses and other liabilities	(23,282)	(22,574)
Net cash provided by operating activities	114,146	104,324
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(649,886)	(728,594)
Proceeds from principal collections on loans	285,741	316,428
Proceeds from loans sold	85,121	146,400
Purchase of investment securities	(67,247)	(9,890)
Proceeds from sales of investment securities	4,713	27,883
Proceeds from principal collections on investment securities	11,737	8,227
Deposit on property acquisition	(18,178)	—
Proceeds from sale of properties	33,056	1,784
Purchase of other assets	(435)	—
Investment in unconsolidated entities	(28,041)	—
Distribution of capital from unconsolidated entities	11,296	17,834
Payments for purchase or termination of derivatives	(6,117)	(11,274)
Proceeds from termination of derivatives	6,988	799
Return of investment basis in purchased derivative asset	90	407
Decrease in restricted cash, net	5,326	234
Spin-off of Starwood Waypoint Residential Trust	—	(111,960)
Acquisition and improvement of single family homes	—	(61,901)
Proceeds from sale of non-performing loans	—	1,153
Net cash used in investing activities	(325,836)	(402,470)

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited, amounts in thousands)

	For the Three Months Ended
	March 31,
	2015	2014
Cash Flows from Financing Activities:
Borrowings under financing agreements	$1,320,732	$997,767
Principal repayments on and repurchases of borrowings	(847,288)	(656,573)
Payment of deferred financing costs	(1,263)	(7,418)
Proceeds from common stock issuances	55	—
Payment of dividends	(108,189)	(90,171)
Distributions to non-controlling interests	(359)	(31,788)
Issuance of debt of consolidated VIEs	6,763	45,761
Repayment of debt of consolidated VIEs	(51,538)	(53,385)
Distributions of cash from consolidated VIEs	3,790	2,740
Net cash provided by financing activities	322,703	206,933
Net increase (decrease) in cash and cash equivalents	111,013	(91,213)
Cash and cash equivalents, beginning of period	255,187	317,627
Effect of exchange rate changes on cash	(5,480)	57
Cash and cash equivalents, end of period	$360,720	$226,471
Supplemental disclosure of cash flow information:
Cash paid for interest	$48,448	$44,638
Income taxes paid	2,903	2,725
Supplemental disclosure of non-cash investing and financing activities:
Net assets distributed in spin-off of Starwood Waypoint Residential Trust	$—	$1,008,377
Dividends declared, but not yet paid	108,435	95,424
Consolidation of VIEs (VIE asset/liability additions)	4,413,608	20,236,513
Deconsolidation of VIEs (VIE asset/liability reductions)	17,841	1,289,569

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of March 31, 2015

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

We have two reportable business segments as of March 31, 2015:

•

Real estate lending (the “Lending Segment”)—engages primarily in originating, acquiring, financing and managing commercial first mortgages, subordinated mortgages, mezzanine loans, preferred equity, CMBS, RMBS and other real estate and real estate-related debt investments in both the U.S. and Europe that are held-for-investment.

•

Real estate investing and servicing (the “Investing and Servicing Segment”)—includes (i) servicing businesses in both the U.S. and Europe that manage and work out problem assets, (ii) an investment business that selectively acquires and manages unrated, investment grade and non-investment grade rated CMBS, including subordinated interests of securitization and resecuritization transactions, (iii) a mortgage loan business which originates conduit loans for the primary purpose of selling these loans into securitization transactions; and (iv) an investment business that selectively acquires commercial real estate assets. This segment excludes the consolidation of securitization variable interest entities (“VIEs”).

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

2. Summary of Significant Accounting Policies

Balance Sheet Presentation of the Investing and Servicing Segment’s Variable Interest Entities

As noted above, the Investing and Servicing Segment operates an investment business that acquires unrated, investment grade and non-investment grade rated CMBS. These securities represent interests in securitization structures (commonly referred to as special purpose entities, or “SPEs”). These SPEs are structured as pass through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. Under accounting principles generally accepted in the United States of America (“GAAP”), SPEs typically qualify as variable interest entities (“VIEs”). These are entities that, by design, either (1) lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity.

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

Refer to the segment data in Note 21 for a presentation of the Investing and Servicing Segment without consolidation of these VIEs.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full year.

Refer to our Form 10-K for a description of our recurring accounting policies. We have included disclosure in this Note 2 regarding principles of consolidation and other accounting policies that (i) are required to be disclosed quarterly, (ii) we view as critical, or (iii) became significant since December 31, 2014 due to a corporate action or increase in the significance of the underlying business activity.

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

We separately present the assets and liabilities of our consolidated VIEs as individual line items on our consolidated balance sheets.  The assets of consolidated VIEs consist of loans and foreclosed loans which have been temporarily converted into real estate owned.  These assets are presented in the aggregate because they are similar in nature and can only be used to settle the obligations of the consolidated VIEs.  There is no recourse to the general credit of the Company for the obligations of our consolidated VIEs.

We elect the fair value option for initial and subsequent recognition of the assets and liabilities of our consolidated VIEs.  Interest income and interest expense associated with these VIEs are no longer relevant on a standalone basis because these amounts are already reflected in the fair value changes.  We have elected to present these items in a single line on our condensed consolidated statements of operations.  The residual difference shown on our condensed consolidated statements of operations in the line item “Income of consolidated VIEs, net” represents our beneficial interest in the VIEs.

Convertible Senior Notes

ASC 470, Debt, requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. ASC 470-20 requires that the initial proceeds from the sale of these notes be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by the Company at such time. The equity components of the convertible notes have been reflected within additional paid-in capital in our condensed consolidated balance sheets. The resulting debt discount is being amortized over the period during which the convertible notes are expected to be outstanding (the maturity date) as additional non-cash interest expense.

Upon repurchase of convertible debt instruments, ASC 470-20 requires the issuer to allocate total settlement consideration inclusive of transaction costs amongst the liability and equity components of the instrument based on the fair value of the liability component immediately prior to repurchase.  The difference between the settlement consideration allocated to the liability component and the net carrying value of the liability component including unamortized debt issuance costs is recognized as gain (loss) on debt extinguishment in our condensed consolidated statements of operations.  The remaining settlement consideration allocated to the equity component is recognized as a reduction of additional paid-in capital in our condensed consolidated balance sheets.

Discontinued Operations

On January 31, 2014, we completed the spin-off of our former SFR segment to our stockholders as discussed in Note 1.  In accordance with ASC 205, Presentation of Financial Statements, the results of the SFR segment are presented within discontinued operations in our condensed consolidated statements of operations for the three months ended March 31, 2014.

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

We have elected the fair value option for eligible financial assets and liabilities of our consolidated VIEs, loans held-for-sale originated by the Investing and Servicing Segment’s conduit platform, purchased CMBS issued by VIEs we could consolidate in the future and certain investments in marketable equity securities. The fair value elections for VIE and securitization related items were made in order to mitigate accounting mismatches between the carrying value of the instruments and the related assets and liabilities that we consolidate at fair value. The fair value elections for mortgage loans held-for-sale originated by the Investing and Servicing Segment’s conduit platform were made due to the short-term nature of these instruments. The fair value elections for investments in marketable equity securities were made because the shares are listed on an exchange, which allows us to determine the fair value using a quoted price from an active market.

Fair Value Measurements

We measure our mortgage‑backed securities, derivative assets and liabilities, domestic servicing rights intangible asset and any assets or liabilities where we have elected the fair value option at fair value. When actively quoted observable prices are not available, we either use implied pricing from similar assets and liabilities or valuation models based on net present values of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors.

As discussed above, we measure the assets and liabilities of consolidated VIEs at fair value pursuant to our election of the fair value option. The VIEs in which we invest are “static”; that is, no reinvestment is permitted, and there is no active management of the underlying assets. In determining the fair value of the assets and liabilities of the VIE, we maximize the use of observable inputs over unobservable inputs. We also acknowledge that our principal market for selling CMBS assets is the securitization market where the market participant is considered to be a CMBS trust or a collateralized debt obligation (“CDO”). This methodology results in the fair value of the assets of a static CMBS trust being equal to the fair value of its liabilities. Refer to Note 18 for further information regarding our fair value measurements.

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

Earnings Per Share

We present both basic and diluted earnings per share (“EPS”) amounts in our financial statements.  Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from (i) our share-based compensation, consisting of unvested restricted stock (“RSAs”) and restricted stock units (“RSUs”), (ii) contingently issuable shares to our Manager; and (iii) the “in-the-money” conversion options associated with our outstanding convertible notes (see further discussion in Note 16). Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

The Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities.  Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities.  For the three months ended March 31, 2015 and 2014, the two-class method resulted in the most dilutive EPS calculation.

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

Recent Accounting Developments

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which establishes key principles by which an entity determines the amount and timing of revenue recognized from customer contracts.  The ASU is effective for the first interim or annual period beginning after December 15, 2016. Early application is not permitted.  We do not expect the application of this ASU to materially impact the Company.

On February 18, 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis, which amends the criteria for determining which entities are considered VIEs, amends the criteria for determining if a service provider possesses a variable interest in a VIE and ends the deferral granted to investment companies for application of the VIE consolidation model. The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2015. Early application is permitted. We are in the process of assessing what impact this ASU will have on the Company.

On April 7, 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30), which requires entities to present debt issuance costs as a direct deduction from the carrying value of the related debt liability, consistent with debt discounts, rather than as a separate deferred asset as the previous guidance required.  The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2015.  We do not expect the application of this ASU to materially impact the Company.

3.  Acquisitions and Divestitures

SFR Spin-off

As described in Note 1, on January 31, 2014, we completed the spin-off of our former SFR segment to our stockholders.  The results of operations for the SFR segment are presented within discontinued operations in our condensed consolidated statement of operations for the three months ended March 31, 2014. We have no continuing involvement with the SFR segment following the spin-off.  Subsequent to the spin-off, SWAY entered into a management agreement with an affiliate of our Manager. The following table presents the summarized consolidated results of discontinued operations for the SFR segment prior to the spin-off (in thousands):

For the Three Months Ended
March 31, 2014
Total revenues	$3,876
Total costs and expenses	6,369
Loss before other income and income taxes	(2,493)
Total other income	942
Loss before income taxes	(1,551)
Income tax provision	—
Net loss	$(1,551)

Ireland Portfolio Acquisition

In March 2015, we entered into agreements to acquire a portfolio of nine office properties and one multi-family residential property all located in Dublin, Ireland.  The completion of the acquisition is subject to our entrance into definitive agreements to acquire three additional office properties also located in Dublin.  The aggregate purchase price for all 13 properties, which collectively comprise approximately 630,000 square feet, is approximately €452.5 million.  The acquisitions are subject to customary closing conditions.

Divestiture of Commercial Real Estate

In March 2015, we sold an operating property that we had previously acquired from a CMBS trust.  The sale resulted in a $17.1 million gain, which is included in gain on sale of investments and other assets in our condensed consolidated statement of operations for the three months ended March 31, 2015.

4. Loans

Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option. The following tables summarize our investments in mortgages and loans by subordination class as of March 31, 2015 and December 31, 2014 (amounts in thousands):

				Weighted
			Weighted	Average Life
	Carrying	Face	Average	(“WAL”)
March 31, 2015	Value	Amount	Coupon	(years)(2)
First mortgages	$4,008,607	$4,073,852	5.2%	3.6
Subordinated mortgages(1)	325,172	353,614	7.9%	3.8
Mezzanine loans	1,713,394	1,707,767	10.2%	3.3
Total loans held-for-investment	6,047,173	6,135,233
Loans held-for-sale, fair value option elected	343,770	338,795	4.4%	9.3
Loans transferred as secured borrowings	95,000	95,000	6.0%	2.3
Total gross loans	6,485,943	6,569,028
Loan loss allowance (loans held-for-investment)	(6,348)	—
Total net loans	$6,479,595	$6,569,028

December 31, 2014
First mortgages	$3,834,700	$3,898,021	5.4%	3.6
Subordinated mortgages(1)	345,091	374,859	8.1%	3.9
Mezzanine loans	1,605,478	1,601,453	10.3%	3.0
Total loans held-for-investment	5,785,269	5,874,333
Loans held-for-sale, fair value option elected	391,620	390,342	4.5%	8.3
Loans transferred as secured borrowings	129,427	129,570	5.4%	2.5
Total gross loans	6,306,316	6,394,245
Loan loss allowance (loans held-for-investment)	(6,031)	—
Total net loans	$6,300,285	$6,394,245

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

As of March 31, 2015, approximately $4.9 billion, or 80.4%, of our loans held-for-investment were variable rate and paid interest principally at LIBOR plus a weighted-average spread of 5.9%. The following table summarizes our investments in floating rate loans (amounts in thousands):

	March 31, 2015			December 31, 2014
			Carrying			Carrying
Index	Base Rate		Value	Base Rate		Value
1 Month LIBOR USD	0.1763%		$337,566	0.1713%		$138,576
3 Month LIBOR GBP	0.5696%		401,221	0.5640%		440,222
LIBOR floor	0.15 - 3.00	% (1)	4,120,753	0.15 - 3.00	% (1)	3,889,412
Total			$4,859,540			$4,468,210

(1)	The weighted-average LIBOR Floor was 0.32% and 0.35% as of March 31, 2015 and December 31, 2014, respectively.

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

Our evaluation process as described above produces an internal risk rating between 1 and 5, which is a weighted average of the numerical ratings in the following categories: (i) sponsor capability and financial condition, (ii) loan and collateral performance relative to underwriting, (iii) quality and stability of collateral cash flows, and (iv) loan structure. We utilize the overall risk ratings as a concise means to monitor any credit migration on a loan as well as on the whole portfolio. While the overall risk rating is generally not the sole factor we use in determining whether a loan is impaired, a loan with a higher overall risk rating would tend to have more adverse indicators of impairment, and therefore would be more likely to experience a credit loss.

The rating categories generally include the characteristics described below, but these are utilized as guidelines and therefore not every loan will have all of the characteristics described in each category:

Rating	Characteristics
1	•	Sponsor capability and financial condition—Sponsor is highly rated or investment grade or, if private, the equivalent thereof with significant management experience.
	•	Loan collateral and performance relative to underwriting—The collateral has surpassed underwritten expectations.
	•	Quality and stability of collateral cash flows—Occupancy is stabilized, the property has had a history of consistently high occupancy, and the property has a diverse and high quality tenant mix.
	•	Loan structure—Loan‑to‑collateral value ratio (“LTV”) does not exceed 65%. The loan has structural features that enhance the credit profile.

2	•	Sponsor capability and financial condition—Strong sponsorship with experienced management team and a responsibly leveraged portfolio.
	•	Loan collateral and performance relative to underwriting—Collateral performance equals or exceeds underwritten expectations and covenants and performance criteria are being met or exceeded.
	•	Quality and stability of collateral cash flows—Occupancy is stabilized with a diverse tenant mix.
	•	Loan structure—LTV does not exceed 70% and unique property risks are mitigated by structural features.

3	•	Sponsor capability and financial condition—Sponsor has historically met its credit obligations, routinely pays off loans at maturity, and has a capable management team.
	•	Loan collateral and performance relative to underwriting—Property performance is consistent with underwritten expectations.
	•	Quality and stability of collateral cash flows—Occupancy is stabilized, near stabilized, or is on track with underwriting.
	•	Loan structure—LTV does not exceed 80%.

4	•	Sponsor capability and financial condition—Sponsor credit history includes missed payments, past due payment, and maturity extensions. Management team is capable but thin.
•

Loan collateral and performance relative to underwriting—Property performance lags behind underwritten expectations. Performance criteria and loan covenants have required occasional waivers. A sale of the property may be necessary in order for the borrower to pay off the loan at maturity.

	•	Quality and stability of collateral cash flows—Occupancy is not stabilized and the property has a large amount of rollover.
	•	Loan structure—LTV is 80% to 90%.

5	•	Sponsor capability and financial condition—Credit history includes defaults, deeds‑in‑lieu, foreclosures, and/or bankruptcies.
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

As of March 31, 2015, the risk ratings for loans subject to our rating system, which excludes loans on the cost recovery method and loans for which the fair value option has been elected, by class of loan were as follows (amounts in thousands):

	Balance Sheet Classification
	Loans Held-For-Investment					Loans
				Cost		Transferred		% of
Risk Rating	First	Subordinated	Mezzanine	Recovery	Loans Held-	As Secured		Total
Category	Mortgages	Mortgages	Loans	Loans	For-Sale	Borrowings	Total	Loans
1	$—	$—	$—	$—	$—	$—	$—	—%
2	287,280	109,085	208,402	—	—	—	604,767	9.3%
3	3,562,495	183,457	1,377,479	—	—	95,000	5,218,431	80.5%
4	109,755	32,630	127,513	—	—	—	269,898	4.2%
5	45,983	—	—	—	—	—	45,983	0.7%
N/A	—	—	—	3,094	343,770	—	346,864	5.3%
	$4,005,513	$325,172	$1,713,394	$3,094	$343,770	$95,000	$6,485,943	100.0%

As of December 31, 2014, the risk ratings for loans subject to our rating system by class of loan were as follows (amounts in thousands):

	Balance Sheet Classification
	Loans Held-For-Investment					Loans
				Cost		Transferred		% of
Risk Rating	First	Subordinated	Mezzanine	Recovery	Loans Held-	As Secured		Total
Category	Mortgages	Mortgages	Loans	Loans	For-Sale	Borrowings	Total	Loans
1	$822	$—	$—	$—	$—	$—	$822	—%
2	115,407	116,168	291,997	—	—	—	523,572	8.3%
3	3,559,716	196,476	1,206,624	—	—	129,427	5,092,243	80.7%
4	109,489	32,447	106,857	—	—	—	248,793	4.0%
5	45,974	—	—	—	—	—	45,974	0.7%
N/A	—	—	—	3,292	391,620	—	394,912	6.3%
	$3,831,408	$345,091	$1,605,478	$3,292	$391,620	$129,427	$6,306,316	100.0%

After completing our impairment evaluation process, we concluded that no impairment charges were required on any individual loans held-for-investment as of March 31, 2015 or December 31, 2014.  As of March 31, 2015, approximately $3.1 million of our loans held-for-investment were 90 days past due or greater, all of which are within the Investing and Servicing Segment and were acquired as part of the acquisition of LNR Property LLC (“LNR”).  None of our held-for-sale loans where we have elected the fair value option were 90 days past due or greater or on nonaccrual status.

In accordance with our policies, we record an allowance for loan losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4,” plus (ii) 5% of the aggregate carrying amount of loans rated as a “5.” The following table presents the activity in our allowance for loan losses (amounts in thousands):

	For the Three Months Ended
	March 31,
	2015	2014
Allowance for loan losses at January 1	$6,031	$3,984
Provision for loan losses	317	497
Charge-offs	—	—
Recoveries	—	—
Allowance for loan losses at March 31	$6,348	$4,481
Recorded investment in loans related to the allowance for loan loss	$315,881	$298,753

The activity in our loan portfolio was as follows (amounts in thousands):

	For the Three Months Ended
	March 31,
	2015	2014
Balance at January 1	$6,300,285	$4,750,804
Acquisitions/originations/additional funding	1,063,108	981,762
Capitalized interest(1)	17,490	8,656
Basis of loans sold(2)	(567,033)	(448,317)
Loan maturities/principal repayments	(320,379)	(353,934)
Discount accretion/premium amortization	10,179	1,806
Changes in fair value	21,131	20,893
Unrealized foreign currency remeasurement (loss) gain	(45,907)	3,629
Change in loan loss allowance, net	(317)	(497)
Transfer to/from other asset classifications	1,038	—
Balance at March 31	$6,479,595	$4,964,802

(1)	Represents accrued interest income on loans whose terms do not require current payment of interest.
(2)	See Note 10 for additional disclosure on these transactions.

5. Investment Securities

Investment securities were comprised of the following as of March 31, 2015 and December 31, 2014 (amounts in thousands):

	Carrying Value as of
	March 31, 2015	December 31, 2014
RMBS, available-for-sale	$197,385	$207,053
Single-borrower CMBS, available-for-sale	94,909	100,349
CMBS, fair value option (1)	806,876	753,553
Held-to-maturity (“HTM”) securities	501,686	441,995
Equity security, fair value option	14,045	15,120
Subtotal—Investment securities	1,614,901	1,518,070
VIE eliminations (1)	(593,590)	(519,822)
Total investment securities	$1,021,311	$998,248

(1)	Certain fair value option CMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.

Purchases, sales and principal collections for all investment securities were as follows (amounts in thousands):

	Available-for-sale		CMBS, fair	HTM	Equity
	RMBS	CMBS	value option	Securities	Security	Total
Three Months Ended March 31, 2015
Purchases	$—	$—	$8,738	$58,509	$—	$67,247
Sales	—	—	4,713	—	—	4,713
Principal collections	11,487	224	1	25	—	11,737
Three Months Ended March 31, 2014
Purchases	$—	$—	$9,890	$—	$—	$9,890
Sales	9,309	—	18,574	—	—	27,883
Principal collections	7,819	408	—	—	—	8,227

RMBS and Single-borrower CMBS, Available-for-Sale

With the exception of four CMBS classified as HTM, the Company classified all of its RMBS and CMBS investments where the fair value option has not been elected as available-for-sale as of March 31, 2015 and December 31, 2014. These RMBS and CMBS are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (“AOCI”).

The tables below summarize various attributes of our investments in available-for-sale RMBS and single-borrower CMBS where the fair value option has not been elected as of March 31, 2015 and December 31, 2014 (amounts in thousands):

				Unrealized Gains or (Losses)
				Recognized in AOCI
	Purchase		Recorded		Gross	Gross	Net
	Amortized	Credit	Amortized	Non-Credit	Unrealized	Unrealized	Fair Value
	Cost	OTTI	Cost	OTTI	Gains	Losses	Adjustment	Fair Value
March 31, 2015
RMBS	$161,692	$(10,197)	$151,495	$—	$46,069	$(179)	$45,890	$197,385
Single-borrower CMBS	88,908	—	88,908	—	6,001	—	6,001	94,909
Total	$250,600	$(10,197)	$240,403	$—	$52,070	$(179)	$51,891	$292,294
December 31, 2014
RMBS	$163,733	$(10,197)	$153,536	$(197)	$53,714	$—	$53,517	$207,053
Single-borrower CMBS	93,685	—	93,685	—	6,664	—	6,664	100,349
Total	$257,418	$(10,197)	$247,221	$(197)	$60,378	$—	$60,181	$307,402

	Weighted Average	Weighted Average
	Coupon(1)	Rating (Standard & Poor’s)	WAL (Years)(2)
March 31, 2015
RMBS	1.1%	B−	5.8
Single-borrower CMBS	11.6%	B	0.4
December 31, 2014
RMBS	1.1%	B−	5.8
Single-borrower CMBS	11.6%	BB+	3.2

(1)	Calculated using the March 31, 2015 and December 31, 2014 one-month LIBOR rate of 0.176% and 0.171%, respectively, for floating rate securities.

(2)

Represents the WAL of each respective group of securities as of the respective balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.

As of March 31, 2015, there were no variable rate single-borrower CMBS. As of December 31, 2014, $0.2 million, or 0.2%, of the single-borrower CMBS were variable rate. As of March 31, 2015, approximately $137.4 million, or 69.6%, of the RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 0.44%. As of December 31, 2014, approximately $140.1 million, or 67.7%, of the RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 0.44%. We purchased all of the RMBS at a discount that will be accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of these discounts.

The following table contains a reconciliation of aggregate principal balance to amortized cost for our RMBS and single-borrower CMBS as of March 31, 2015 and December 31, 2014, excluding CMBS where we have elected the fair value option (amounts in thousands):

	March 31, 2015		December 31, 2014
	RMBS	CMBS	RMBS	CMBS
Principal balance	$258,755	$88,908	$270,783	$93,685
Accretable yield	(82,242)	—	(85,495)	—
Non-accretable difference	(25,018)	—	(31,752)	—
Total discount	(107,260)	—	(117,247)	—
Amortized cost	$151,495	$88,908	$153,536	$93,685

The principal balance of credit deteriorated RMBS was $217.8 million and $222.9 million as of March 31, 2015 and December 31, 2014, respectively. Accretable yield related to these securities totaled $67.6 million and $66.6 million as of March 31, 2015 and December 31, 2014, respectively.

The following table discloses the changes to accretable yield and non-accretable difference for our RMBS and single-borrower CMBS during the three months ended March 31, 2015 and 2014, excluding CMBS where we have elected the fair value option (amounts in thousands):

			Non-Accretable
	Accretable Yield		Difference
Three Months Ended March 31, 2015	RMBS	CMBS	RMBS	CMBS
Balance as of January 1, 2015	$85,495	$—	$31,752	$—
Accretion of discount	(9,445)	—	—	—
Principal write-downs	—	—	(542)	—
Purchases	—	—	—	—
Sales	—	—	—	—
OTTI	—	—	—	—
Transfer to/from non-accretable difference	6,192	—	(6,192)	—
Balance as of March 31, 2015	$82,242	$—	$25,018	$—

Three Months Ended March 31, 2014
Balance as of January 1, 2014	$101,046	$—	$70,196	$—
Accretion of discount	(6,564)	—	—	—
Principal write-downs	—	—	(366)	—
Purchases	—	—	—	—
Sales	(1,962)	—	(7,509)	—
OTTI	213	—	—	—
Transfer to/from non-accretable difference	6,889	—	(6,889)	—
Balance as of March 31, 2014	$99,622	$—	$55,432	$—

Subject to certain limitations on durations, we have allocated an amount to invest in RMBS that cannot exceed 10% of our total assets excluding Investing and Servicing Segment VIEs. We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.4 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively, which has been recorded as management fees in the accompanying condensed consolidated statements of operations.

The following table presents the gross unrealized losses and estimated fair value of the available-for-sale securities (i) where we have not elected the fair value option, (ii) that were in an unrealized loss position as of March 31, 2015 and December 31, 2014, and (iii) for which OTTIs (full or partial) have not been recognized in earnings (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a	Securities with a	Securities with a	Securities with a
	loss less than	loss greater than	loss less than	loss greater than
	12 months	12 months	12 months	12 months
As of March 31, 2015
RMBS	$—	$679	$—	$(179)
Single-borrower CMBS	—	—	—	—
Total	$—	$679	$—	$(179)
As of December 31, 2014
RMBS	$—	$682	$—	$(197)
Single-borrower CMBS	—	—	—	—
Total	$—	$682	$—	$(197)

As of March 31, 2015 and December 31, 2014, there was one security with unrealized losses reflected in the table above. After evaluating this security and recording an adjustment for credit-related other-than-temporary impairment in 2014, we concluded that the remaining unrealized losses reflected above were noncredit-related and would be recovered from the security’s estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the security, it was not considered more likely than not that we would be forced to sell the security prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses, which represent most of the other-than-temporary impairments we record on securities, are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or impairments could be materially different from what is currently projected and/or reported.

CMBS, Fair Value Option

As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for the Investing and Servicing Segment’s CMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of March 31, 2015, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, before consolidation of securitization VIEs, were $806.9 million and $4.4 billion, respectively. These balances represent our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value ($593.6 million at March 31, 2015) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option CMBS. During the three months ended March 31, 2015, we purchased $60.3 million of CMBS for which we elected the fair value option. Due to our consolidation of securitization VIEs, $51.5 million of this amount is eliminated and reflected primarily as repayment of debt of consolidated VIEs in our condensed consolidated statement of cash flows.

As of March 31, 2015, none of our CMBS where we have elected the fair value option were variable rate. The table below summarizes various attributes of our investment in fair value option CMBS as of March 31, 2015 and December 31, 2014 (amounts in thousands):

	Weighted	Weighted
	Average	Average Rating	WAL
	Coupon	(Standard & Poor’s) (1)	(Years)(2)
March 31, 2015
CMBS, fair value option	3.9%	CCC	8.1
December 31, 2014
CMBS, fair value option	3.9%	CCC−	7.7

(1)	As of March 31, 2015 and December 31, 2014, excludes $33.8 million and $41.7 million, respectively, in fair value option CMBS that are not rated.

(2)

The WAL of each security is calculated based on the period of time over which we expect to receive principal cash flows. Expected principal cash flows are based on contractual payments net of expected losses.

HTM Securities

The table below summarizes unrealized gains and losses of our investments in HTM securities as of March 31, 2015 and December 31, 2014 (amounts in thousands):

	Net Carrying Amount	Gross Unrealized	Gross Unrealized
	(Amortized Cost)	Holding Gains	Holding Losses	Fair Value
March 31, 2015
Preferred interests	$308,582	$—	$(2,370)	$306,212
CMBS	193,104	5	(66)	193,043
Total	$501,686	$5	$(2,436)	$499,255
December 31, 2014
Preferred interests	$307,465	$—	$(1,366)	$306,099
CMBS	134,530	—	—	134,530
Total	$441,995	$—	$(1,366)	$440,629

During 2015, we purchased a CMBS security with a face value of $59.0 million and a purchase price of $58.5  million, which we expect to hold to maturity. The stated maturity of this security is March 2017.

During 2014, we purchased a preferred equity interest of $19.0 million in a limited liability company that owns commercial real estate. This preferred equity interest matures in February 2023. During 2014, we also purchased two CMBS securities with face values of $25.5 million and $25.0 million, respectively, for $25.4 million and $25.0 million, respectively, both of which we expect to hold to maturity. The stated maturities of these securities are November 2016 and December 2016, respectively.

During 2013, we originated two preferred equity interests of $246.1 million and $37.2 million, respectively, in limited liability companies that own commercial real estate. These preferred equity interests mature in December 2018 and July 2015, respectively. During 2013, we also purchased a CMBS security with a face value and purchase price of $84.1 million, which we expect to hold to maturity. The stated maturity of this security is November 2016.

Equity Security, Fair Value Option

During 2012, we acquired 9,140,000 ordinary shares from a related-party (approximately a 4% interest) in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. We have elected to report the investment using the fair value option because the shares are listed on an exchange, which allows us to determine the fair value using a quoted price from an active market, and also due to potential lags in reporting resulting from differences in the respective regulatory requirements. The fair value of the investment remeasured in USD was $14.0 million and $15.1 million as of March 31, 2015 and December 31, 2014, respectively.

6. Investment in Unconsolidated Entities

The below table summarizes our investments in unconsolidated entities as of March 31, 2015 and December 31, 2014 (dollar amounts in thousands):

				Carrying value over (under)
	Participation /	Carrying value as of		equity in net assets as of
	Ownership %(1)	March 31, 2015	December 31, 2014	March 31, 2015(2)
Equity method:
Retail Fund	33%	$128,308	$129,475	$—
Investor entity which owns equity in two real estate services providers	50%	21,888	21,534	—
Equity interests in commercial real estate(3)	16% - 43%	28,149	—	—
Bridge loan venture	various	8,329	8,417	65
Various	25% - 50%	6,101	16,933	(3,090)
		192,775	176,359	$(3,025)
Cost method:
Investment funds which own equity in a loan servicer and other real estate assets	4% - 6%	9,225	9,225
Various	2% - 10%	7,833	8,399
		17,058	17,624
		$209,833	$193,983

(1)	None of these investments are publicly traded and therefore quoted market prices are not available.
(2)

Differences between the carrying value of our investment and the underlying equity in net assets of the investee are accounted for as if the investee were a consolidated entity in accordance with ASC 323, Investments—Equity Method and Joint Ventures.

(3)	During the three months ended March 31 2015, we acquired $28.0 million of equity interests in limited liability companies that own ten office and student housing properties throughout the U.S.

During the three months ended March 31, 2015, we recognized $2.6 million of income from the Retail Fund.

7. Goodwill and Intangible Assets

Goodwill

Goodwill at March 31, 2015 and December 31, 2014 represents the excess of consideration transferred over the fair value of net assets of LNR acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes an international network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets.

Servicing Rights Intangibles

In connection with the LNR acquisition, we identified domestic and European servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. All of our servicing fees are specified by these Pooling and Servicing Agreements. At March 31, 2015 and December 31, 2014, the balance of the domestic servicing intangible was net of $42.7 million and $46.1 million, respectively, that was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs.

Before VIE consolidation, as of March 31, 2015 and December 31, 2014 the domestic servicing intangible had a balance of $173.5 million and $178.4 million, respectively, which represents our economic interest in this asset.

The table below presents information about our GAAP servicing intangibles for the three months ended March 31, 2015 and 2014 (in thousands):

Domestic servicing rights, at fair value	2015	2014
Fair value at January 1	$132,303	$150,149
Changes in fair value due to changes in inputs and assumptions	(1,542)	(5,251)
Fair value at March 31	130,761	144,898
European servicing rights
Net carrying amount at January 1 (fair value of $12.7 million and $29.3 million)	11,849	27,024
Foreign exchange (loss) gain	(504)	145
Amortization	(3,304)	(4,011)
Net carrying value at March 31 (fair value of $11.2 million and $24.4 million)	8,041	23,158
Total servicing rights at March 31	$138,802	$168,056
Accumulated amortization at March 31, net of foreign exchange effect	(23,723)	(12,559)

8. Secured Financing Agreements

The following table is a summary of our secured financing agreements in place as of March 31, 2015 and December 31, 2014 (dollars in thousands):

					Pledged
					Asset	Maximum		Carrying Value at
	Current	Extended			Carrying	Facility		March 31,		December 31,
	Maturity	Maturity(a)	Pricing		Value	Size		2015		2014
Lender 1 Repo 1	(b)	(b)	LIBOR + 1.85% to 5.25%		$1,474,127	$1,250,000		$1,040,651		$875,111
Lender 1 Repo 2	(c)	N/A	LIBOR + 1.90%		195,032	125,000		117,125		101,886
Lender 2 Repo 1	Oct 2015	Oct 2018	LIBOR + 1.75% to 2.75%		410,800	325,000		304,596		240,188
Lender 3 Repo 1	May 2017	May 2019	LIBOR + 2.85%		177,443	123,366		123,366		124,250
Conduit Repo 1	Sep 2015	Sep 2016	LIBOR + 1.90%		72,603	150,000		53,513		94,727
Conduit Repo 2	Nov 2015	Nov 2016	LIBOR + 2.10%		155,532	150,000		115,376		113,636
Conduit Repo 3	Feb 2018	Feb 2019	LIBOR + 2.10%		96,419	150,000		70,826		—
Lender 4 Repo 1	Oct 2015	Oct 2017	LIBOR + 2.60%		396,381	311,178		311,178		327,117
Lender 5 Repo 1	(d)	N/A	N/A		—	—		—		58,079
Lender 6 Repo 1	Aug 2017	Aug 2018	LIBOR + 2.75% to 3.00%		572,477	500,000		398,201		296,967
Lender 7 Repo 1	Dec 2016	N/A	LIBOR + 2.60% to 2.70%		50,377	39,024		39,024		39,024
Lender 8 Mortgage	Nov 2024	N/A	4.59%		17,904	14,000		14,000		14,000
Lender 9 Repo 1	(e)	(e)	LIBOR + 1.40% to 1.85%		275,061	190,463		190,463		—
Borrowing Base	Sep 2015	Sep 2017	LIBOR + 3.25%	(f)	1,009,289	450,000	(g)	272,173		189,871
Term Loan	Apr 2020	N/A	LIBOR + 2.75%	(f)	2,665,096	663,347		661,342	(h)	662,933	(h)
					$7,568,541	$4,441,378		$3,711,834		$3,137,789

(a)	Subject to certain conditions as defined in the respective facility agreement.
(b)	Maturity date for borrowings collateralized by loans of January 2017 before extension options and January 2019 assuming initial extension options.
(c)	The date that is 180 days after the buyer delivers notice to seller, subject to a maximum date of March 2017.
(d)	Facility was terminated at our option in March 2015.
(e)

Facility carries a rolling twelve month term which may reset monthly with the lender’s consent. Current maturity is March 2016.  Facility carries no maximum borrowing capacity.  Amount herein reflects the outstanding balance as of March 31, 2015.

(f)	Subject to borrower’s option to choose alternative benchmark based rates pursuant to the terms of the credit agreement. The Term Loan is also subject to a 75 basis point floor.

(g)	Maximum borrowings under this facility were temporarily increased from $250.0 million to $450.0 million. This increase expires in June 2015.
(h)	Term loan outstanding balance is net of $2.0 million and $2.1 million of unamortized discount as of March 31, 2015 and December 31, 2014.

In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

In February 2015, we executed a $150.0 million repurchase facility (“Conduit Repo 3”) with an existing lender for our Investing and Servicing Segment’s conduit platform.  The facility carries a three year initial term with a one year extension option and an annual interest rate of LIBOR +2.10%.

In March 2015, we executed a repurchase facility (“Lender 9 Repo 1”) with a new lender to finance certain CMBS holdings, including CMBS holdings previously financed under the Lender 5 Repo 1 facility which was terminated at our option in March 2015.  There is no maximum facility size specified under the facility as the lender will evaluate all eligible collateral on an individual basis.  As of March 31, 2015, borrowings totaled $190.5 million.  The facility carries a rolling twelve month term which may reset monthly with the lender’s consent and an annual interest rate of LIBOR +1.40% to LIBOR +1.85% depending on the CMBS collateral.

Subsequent to March 31, 2015, we amended the Lender 4 Repo 1 facility to reduce pricing.

Our secured financing agreements contain certain financial tests and covenants. Should we breach certain of these covenants, it may restrict our ability to pay dividends in the future. As of March 31, 2015, we were in compliance with all such covenants.

The following table sets forth our five-year principal repayments schedule for secured financings, assuming no defaults and excluding loans transferred as secured borrowings. Our credit facilities generally require principal to be paid down prior to the facilities’ respective maturities if and when we receive principal payments on, or sell, the investment collateral that we have pledged. The amount reflected in each period includes principal repayments on our credit facilities that would be required if (i) we received the repayments that we expect to receive on the investments that have been pledged as collateral under the credit facilities, as applicable, and (ii) the credit facilities that are expected to have amounts outstanding at their current maturity dates are extended where extension options are available to us (amounts in thousands):

2015 (remainder of)	$539,658
2016	212,114
2017	1,088,785
2018	462,317
2019	765,770
Thereafter(1)	645,195
Total	$3,713,839

(1)	Principal paydown of the Term Loan through 2020 excludes $2.0 million of discount amortization.

Secured financing maturities for 2015 primarily relate to $239.7 million on the Conduit Repo facilities and $272.2 million on the Borrowing Base facility.

As of March 31, 2015 and December 31, 2014, we had approximately $24.3 million and $26.5 million, respectively, of deferred financing costs from secured financing agreements, net of amortization, which is included in other assets on our condensed consolidated balance sheets. For the three months ended March 31, 2015 and 2014, approximately $3.5 million and $2.9 million, respectively, of amortization was included in interest expense on our condensed consolidated statements of operations.

9. Convertible Senior Notes

On October 8, 2014, we issued $431.3 million of 3.75% Convertible Senior Notes due 2017 (the “2017 Notes”). On February 15, 2013, we issued $600.0 million of 4.55% Convertible Senior Notes due 2018 (the “2018 Notes”). On July 3, 2013, we issued $460.0 million of 4.00% Convertible Senior Notes due 2019 (the “2019 Notes”). The following summarizes the unsecured convertible senior notes (collectively, the “Convertible Notes”) outstanding as of March 31, 2015 (amounts in thousands, except rates):

						Remaining
	Principal	Coupon	Effective	Conversion	Maturity	Period of
	Amount	Rate	Rate(1)	Rate(2)	Date	Amortization
2017 Notes	$431,250	3.75%	5.87%	41.7397	10/15/2017	2.5	years
2018 Notes	$599,981	4.55%	6.10%	45.3639	3/1/2018	2.9	years
2019 Notes	$355,872	4.00%	5.37%	48.2112	1/15/2019	3.8	years

	As of	As of
	March 31, 2015	December 31, 2014
Total principal	$1,387,103	$1,491,228
Net unamortized discount	(62,978)	(73,206)
Carrying amount of debt components	$1,324,125	$1,418,022
Carrying amount of conversion option equity components recorded in additional paid-in capital	$48,401	$64,070

(1)

Effective rate includes the effects of underwriter purchase discount and the adjustment for the conversion option, the value of which reduced the initial liability and was recorded in additional paid-in-capital.

(2)

The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of Convertible Notes converted, as adjusted in accordance with the applicable indentures as a result of the spin-off of the SFR segment and cash dividend payments. The if-converted value of the 2017 Notes, 2018 Notes and 2019 Notes exceeded their principal amount by $6.1 million, $61.5 million and $61.1 million, respectively, at March 31, 2015 since the closing market price of the Company’s common stock of $24.30 per share exceeded the implicit conversion prices of $23.96,  $22.04 and $20.74 per share, respectively. The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash.  As a result, conversion of this principal amount, totaling 57.0 million shares, was not included in the computation of diluted earnings per share (“EPS”).  However, the conversion spread value for the Convertible Notes, representing 5.4 million shares, was included in the computation of diluted EPS as the notes were “in-the-money”. See further discussion at Note 16.

Under the repurchase program approved by our board of directors (refer to Note 15), we repurchased $104.1 million aggregate principal amount of our 2019 Notes during the three months ended March 31, 2015 for $119.8 million plus transaction expenses of $0.1 million. The repurchase price was allocated between the fair value of the liability component and the fair value of the equity component of the convertible security. The portion of the repurchase price attributable to the equity component totaled $15.7 million and was recognized as a reduction of additional paid-in capital during the three months ended March 31, 2015. The remaining repurchase price was attributable to the liability component. The difference between this amount and the net carrying amount of the liability and debt issuance costs was reflected as a loss on extinguishment of debt in our condensed consolidated statement of operations. For the three months ended March 31, 2015, the loss on extinguishment of debt totaled $5.3 million, consisting principally of the write-off of unamortized debt discount.

As of March 31, 2015 and December 31, 2014, we had approximately $2.0 million and $2.3 million, respectively, of deferred financing costs from our Convertible Senior Notes, net of amortization, which is included in other assets on our condensed consolidated balance sheets.

Conditions for Conversion

Prior to April 15, 2017 for the 2017 Notes, September 1, 2017 for the 2018 Notes and July 15, 2018 for the 2019 Notes, the Convertible Notes will be convertible only upon satisfaction of one or more of the following conditions: (1) the closing market price of the Company’s common stock is at least 110% for the 2017 Notes or 130% for the 2018 Notes and 2019 Notes of the conversion price of the respective Convertible Notes for at least 20 out of 30 trading days prior to the end of the preceding fiscal quarter, (2) the trading price of the Convertible Notes is less than 98% of the product of (i) the conversion rate and (ii) the closing price of the Company’s common stock during any five consecutive trading day period, (3) the Company issues certain equity instruments at less than the 10-day average closing market price of its common stock or the per-share value of certain distributions exceeds the market price of the Company’s common stock by more than 10% or (4) other specified corporate events (significant consolidation, sale, merger, share exchange, fundamental change, etc.) occur.

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

Within the Investing and Servicing Segment, we originate commercial mortgage loans with the intent to sell these mortgage loans to VIEs for the purposes of securitization. These VIEs then issue CMBS that are collateralized in part by these assets, as well as other assets transferred to the VIE. In certain instances, we retain a subordinated interest in the VIE and serve as special servicer for the VIE. During the three months ended March 31, 2015 and 2014, we sold $464.6 million and $289.4 million, respectively, par value of loans held-for-sale from our conduit platform for their fair values of $482.0 million and $302.5 million, respectively. During the three months ended March 31, 2015 and 2014, the sale proceeds were used in part to repay $344.4 million and $217.0 million, respectively, of the outstanding balance of the repurchase agreements associated with these loans.

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

			Loan Transfers
	Loan Transfers Accounted		Accounted for as Secured
	for as Sales		Borrowings
	Face Amount	Proceeds	Face Amount	Proceeds
For the Three Months Ended March 31,
2015	$85,500	$85,121	$—	$—
2014	147,884	146,400	—	—

11. Derivatives and Hedging Activity

Risk Management Objective of Using Derivatives

We are exposed to certain risks arising from both our business operations and economic conditions. Refer to Note 12 to the consolidated financial statements included in our Form 10-K for further discussion of our risk management objectives and policies.

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

In connection with our repurchase agreements, we have entered into eight outstanding interest rate swaps that have been designated as cash flow hedges of the interest rate risk associated with forecasted interest payments. As of March 31, 2015, the aggregate notional amount of our interest rate swaps designated as cash flow hedges of interest rate risk totaled $100.6 million. Under these agreements, we will pay fixed monthly coupons at fixed rates ranging from 0.56% to 2.23% of the notional amount to the counterparty and receive floating rate LIBOR. Our interest rate swaps designated as cash flow hedges of interest rate risk have maturities ranging from November 2015 to May 2021.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2015 and 2014 we did not recognize any hedge ineffectiveness in earnings.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the associated variable-rate debt. Over the next twelve months, we estimate that an additional $0.6 million will be reclassified as an increase to interest expense. We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of 74 months.

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

As of March 31, 2015, we had 58 foreign exchange forward derivatives to sell pounds sterling (“GBP”) with a total notional amount of £288.0 million, 32 foreign exchange forward derivatives to sell Euros (“EUR”) with a total notional amount of €131.4 million, two foreign exchange forward derivatives to sell Swedish Krona (“SEK”) with a total notional of SEK 19.7 million, one foreign exchange forward derivative to buy SEK with a total notional of SEK 4.1 million, one foreign exchange forward derivative to sell Norwegian Krone (“NOK”) with a notional of NOK 1.3 million and one foreign exchange forward to sell Danish Krone (“DKK”) with a notional of DKK 3.2 million that were not designated as hedges in qualifying hedging relationships. Also as of March 31, 2015, there were 58 interest rate swaps where the Company is paying fixed rates, with maturities ranging from 2 to 10 years and a total notional amount of $445.9 million, three interest rate swaps where the Company is receiving fixed rates with maturities ranging from 1 to 10 years and a total notional of $12.3 million and eleven credit index instruments with a total notional amount of $40.0 million.

The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 (amounts in thousands):

	Fair Value of Derivatives in an		Fair Value of Derivatives in a
	Asset Position(1) As of		Liability Position(2) As of
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate swaps	$30	$138	$389	$235
Total derivatives designated as hedging instruments	30	138	389	235
Derivatives not designated as hedging instruments:
Interest rate swaps	1,037	1,128	11,226	5,216
Foreign exchange contracts	56,796	24,388	255	15
Credit index instruments	738	974	75	10
Total derivatives not designated as hedging instruments	58,571	26,490	11,556	5,241
Total derivatives	$58,601	$26,628	$11,945	$5,476

(1)	Classified as derivative assets in our condensed consolidated balance sheets.
(2)	Classified as derivative liabilities in our condensed consolidated balance sheets.

The tables below present the effect of our derivative financial instruments on the condensed consolidated statements of operations and of comprehensive income for the three months ended March 31, 2015 and 2014:

		Gain (Loss)
	Gain (Loss)	Reclassified	Gain (Loss)
Derivatives Designated as	Recognized	from AOCI	Recognized
Hedging Instruments	in OCI	into Income	in Income	Location of Gain (Loss)
for the Three Months Ended March 31,	(effective portion)	(effective portion)	(ineffective portion)	Recognized in Income
2015	$(467)	$(204)	$—	Interest expense
2014	$(251)	$(373)	$—	Interest expense

		Amount of Gain (Loss)
		Recognized in Income for the
Derivatives Not Designated		Three Months Ended March 31,
as Hedging Instruments	Location of Gain (Loss) Recognized in Income	2015	2014
Interest rate swaps	Gain (loss) on derivative financial instruments	$(12,923)	$(4,197)
Foreign exchange contracts	Gain (loss) on derivative financial instruments	37,972	(3,047)
Credit index instruments	Gain (loss) on derivative financial instruments	(426)	(622)
		$24,623	$(7,866)

12. Offsetting Assets and Liabilities

The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

				(iv)
				Gross Amounts Not
				Offset in the Statement
		(ii)	(iii) = (i) - (ii)	of Financial Position
		Gross Amounts	Net Amounts		Cash
	(i)	Offset in the	Presented in		Collateral
	Gross Amounts	Statement of	the Statement of	Financial	Received /	(v) = (iii) - (iv)
	Recognized	Financial Position	Financial Position	Instruments	Pledged	Net Amount
As of March 31, 2015
Derivative assets	$58,601	$—	$58,601	$804	$—	$57,797
Derivative liabilities	$11,945	$—	$11,945	$804	$11,141	$—
Repurchase agreements	2,764,319	—	2,764,319	2,764,319	—	—
	$2,776,264	$—	$2,776,264	$2,765,123	$11,141	$—
As of December 31, 2014
Derivative assets	$26,628	$—	$26,628	$2,016	$—	$24,612
Derivative liabilities	$5,476	$—	$5,476	$2,016	$3,460	$—
Repurchase agreements	2,270,985	—	2,270,985	2,270,985	—	—
	$2,276,461	$—	$2,276,461	$2,273,001	$3,460	$—

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

As of March 31, 2015, one of our CDO structures was in default, which pursuant to the underlying indentures, changes the rights of the variable interest holders. Upon default of a CDO, the trustee or senior note holders are allowed to exercise certain rights, including liquidation of the collateral, which at that time, is the activity which would most significantly impact the CDO’s economic performance. Further, when the CDO is in default, the collateral administrator no longer has the option to purchase securities from the CDO. In cases where the CDO is in default and we do not have the ability to exercise rights which would most significantly impact the CDO’s economic performance, we do not consolidate the VIE. As of March 31, 2015, this CDO structure was not consolidated.  During the three months ended March 31, 2014, one of our CDOs, which was previously in default as of December 31, 2013, ceased to be in default.  This event triggered the initial consolidation of the CDO and its underlying assets during the three months ended March 31, 2014.

As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of March 31, 2015, our maximum risk of loss related to VIEs in which we were not the primary beneficiary was $213.3 million on a fair value basis.

As of March 31, 2015, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances of $46.0 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.

14. Related-Party Transactions

Management Agreement

We are party to a management agreement (the “Management Agreement”) with our Manager. Under the Management Agreement, our Manager, subject to the oversight of our board of directors, is required to manage our day to day activities, for which our Manager receives a base management fee and is eligible for an incentive fee and stock awards. Our Manager’s personnel perform certain due diligence, legal, management and other services that outside professionals or consultants would otherwise perform. As such, in accordance with the terms of our Management Agreement, our Manager is paid or reimbursed for the documented costs of performing such tasks, provided that such costs and reimbursements are in amounts no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis. Refer to Note 15 to the consolidated financial statements included in our Form 10-K for further discussion of this agreement.

Base Management Fee.  For the three months ended March 31, 2015 and 2014, approximately $13.9 million and $13.2 million, respectively, was incurred for base management fees. As of March 31, 2015 and December 31, 2014, there was $13.9 million of unpaid base management fees in the related-party payable in our condensed consolidated balance sheets.

Incentive Fee.  For the three months ended March 31, 2015 and 2014, approximately $6.7 million and $7.2 million, respectively, was incurred for incentive fees. As of March 31, 2015 and December 31, 2014, approximately $6.7 million and $18.9 million, respectively, of unpaid incentive fees were included in related-party payable in our condensed consolidated balance sheets.

Expense Reimbursement.  For the three months ended March 31, 2015 and 2014, approximately $1.3 million and $1.9 million, respectively, was incurred for executive compensation and other reimbursable expenses. As of March 31, 2015 and December 31, 2014, approximately $3.6 million and $3.4 million, respectively, of unpaid reimbursable executive compensation and other expenses were included in related-party payable in our condensed consolidated balance sheets.

Manager Equity Plan

In January 2014, we granted 2,489,281 restricted stock units to our Manager under the Starwood Property Trust, Inc. Manager Equity Plan (“Manager Equity Plan”).  In connection with this grant and prior similar grants, we recognized share-based compensation expense of $7.0 million and $6.7 million within management fees in our condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014, respectively.  Refer to Note 15 herein for further discussion of these grants.

Investments in Loans and Securities

In March 2015, we purchased a subordinate single-borrower CMBS from a third party for $58.6 million which is secured by 85 U.S. hotel properties.  The borrower is an affiliate of Starwood Distressed Opportunity Fund IX (“Fund IX”), an affiliate of our Manager.

In March 2015, we sold our entire interest, consisting of a  $35 million participation, in a subordinate loan (the “Mammoth Loan”) at par to Mammoth Mezz Holdings, LLC, an affiliate of our Manager. We purchased the Mammoth Loan in April 2011 from an independent third party and a syndicate of financial institutions and other entities acting as subordinate lenders to Mammoth Mountain Ski Area, LLC (“Mammoth”). Mammoth is a single purpose, bankruptcy remote entity that is owned and controlled by Starwood Global Opportunity Fund VII‑A, L.P., Starwood Global Opportunity Fund VII‑B, L.P., Starwood U.S. Opportunity Fund VII‑D, L.P. and Starwood U.S. Opportunity Fund VII‑D‑2, L.P. (collectively, the “Sponsors”). Each of the Sponsors is indirectly wholly‑owned by Starwood Capital Group Global I, LLC and an affiliate of our Chief Executive Officer.

In January 2015, a junior mezzanine loan, which we co-originated with SEREF and an unaffiliated third party in 2012, was restructured to reduce both our and SEREF’s participation interests and margin. We now hold a participation interest in the junior mezzanine loan of £18 million, which bears interest at three-month LIBOR plus 8.81%.  Prior to the restructure, our participation interest was £30.0 million and carried an interest rate of three-month LIBOR plus 11.65%. The junior mezzanine loan is secured primarily by the ownership interest in entities that own a portfolio of three luxury hotels located in London, England.

Other Related-Party Arrangements

In connection with the LNR acquisition, we were required to cash collateralize certain obligations of LNR, including letters of credit and performance obligations. Fund IX funded $6.2 million of this obligation, but the account is within our name and is thus reflected within our restricted cash balance. We have recognized a corresponding payable to Fund IX of $3.5 million and $4.4 million within related-party payable in our condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively.

Refer to Note 15 to the consolidated financial statements included in our Form 10-K for further discussion of related-party agreements.

15. Stockholders’ Equity

During the three months ended March 31, 2015 our board of directors declared the following dividend:

Declare Date	Record Date	Ex-Dividend Date	Payment Date	Amount	Frequency
2/25/15	3/31/15	3/27/15	4/15/15	$0.48	Quarterly

Subsequent to March 31, 2015, we issued additional common shares under our currently effective shelf registration.  Refer to Note 22 herein for further details.

During the three months ended March 31, 2015, there were no shares issued under our At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”).  During the three months ended March 31, 2015, shares issued under the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) were not material.

In September 2014, our board of directors authorized and announced the repurchase of up to $250 million of our outstanding common stock over a period of one year. In December 2014, our board of directors amended the repurchase program to include the repurchase of our outstanding Convertible Notes. During the three months ended March 31, 2015, we repurchased $104.1 million aggregate principal amount of our 2019 Notes for $119.9 million (refer to Note 9) and no common stock under the repurchase program. As of March 31, 2015, we have $117.1 million of remaining capacity to repurchase common stock or Convertible Notes under the repurchase program.

Equity Incentive Plans

The Company currently maintains the Manager Equity Plan, the Starwood Property Trust, Inc. Equity Plan (the “Equity Plan”), and the Starwood Property Trust, Inc. Non-Executive Director Stock Plan (“Non-Executive Director Stock Plan”).  Refer to Note 16 to the consolidated financial statements included in our Form 10-K for further information regarding these plans.

The table below summarizes our share awards granted under the Manager Equity Plan that were not fully vested as of March 31, 2015 (dollar amounts in thousands):

Grant Date	Type	Amount Granted	Grant Date Fair Value	Vesting Period
January 2014 (1)	RSU	489,281	$14,776	3 years
January 2014	RSU	2,000,000	55,420	3 years
October 2012	RSU	875,000	19,854	3 years

(1)

As part of the spin-off of our SFR segment, all holders of the Company’s common stock and vested restricted common stock received one SWAY common share for every five shares of the Company’s common stock.  At the time of the spin-off, the Manager held certain unvested RSUs that were not entitled to SWAY shares.  Under the legal documentation governing the outstanding RSUs, the Manager was entitled to receive additional RSUs in an amount equal to the number of such outstanding RSUs times the amount received in the spin-off by a holder of a share of the Company’s common stock (i.e., the price per share of a SWAY common share divided by five) divided by the fair market value of a share of the Company’s common stock on the date of the spin-off.  In order to prevent dilution of the rights of our equity plan participants resulting from this make-whole issuance, the Equity Plan and Manager Equity Plan provide for, and, on August 12, 2014, our board of directors authorized, an increase of 489,281 shares to the maximum number of shares available for issuance under the Equity Plan and Manager Equity Plan.

As of March 31, 2015, there were 3.7 million shares available for future grants under the Manager Equity Plan, the Equity Plan and the Non-Executive Director Stock Plan.

Schedule of Non-Vested Shares and Share Equivalents

					Weighted
					Average
	Non-Executive				Grant Date
	Director		Manager		Fair Value
	Stock Plan	Equity Plan	Equity Plan	Total	(per share)
Balance as of January 1, 2015	17,105	109,708	1,854,585	1,981,398	$27.30
Granted	—	123,492	—	123,492	24.17
Vested	—	(14,538)	(286,278)	(300,816)	26.73
Forfeited	—	(1,007)	—	(1,007)	24.11
Balance as of March 31, 2015	17,105	217,655	1,568,307	1,803,067	27.18

16. Earnings per Share

The following table provides a reconciliation of net income from continuing operations and the number of shares of common stock used in the computations of basic EPS and diluted EPS (in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2015	2014
Basic Earnings
Continuing Operations:
Income from continuing operations attributable to STWD common shareholders	$120,363	$122,152
Less: Income attributable to unvested shares	(972)	(1,748)
Basic — Income from continuing operations	$119,391	$120,404

Discontinued Operations:
Loss from discontinued operations	$—	$(1,551)
Basic — Net income attributable to STWD common shareholders after allocation to participating securities	$119,391	$118,853

Diluted Earnings
Continuing Operations:
Basic — Income from continuing operations attributable to STWD common shareholders	$120,363	$122,152
Less: Income attributable to unvested shares	(972)	(1,748)
Add: Undistributed earnings to unvested shares	106	366
Less: Undistributed earnings reallocated to unvested shares	(104)	(361)
Diluted — Income from continuing operations	$119,393	$120,409

Discontinued Operations:
Basic — Loss from discontinued operations	$—	$(1,551)
Diluted — Net income attributable to STWD common shareholders after allocation to participating securities	$119,393	$118,858

Number of Shares:
Basic — Average shares outstanding	223,541	195,524
Effect of dilutive securities — Convertible Notes	5,353	3,196
Effect of dilutive securities — Contingently Issuable Shares	138	156
Diluted — Average shares outstanding	229,032	198,876

Earnings Per Share Attributable to STWD Common Stockholders:
Basic:
Income from continuing operations	$0.53	$0.62
Loss from discontinued operations	—	(0.01)
Net income	$0.53	$0.61

Diluted:
Income from continuing operations	$0.52	$0.61
Loss from discontinued operations	—	(0.01)
Net income	$0.52	$0.60

As of March 31, 2015 and 2014, unvested restricted shares of 1.8 million and 2.9 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above.

Also as of March 31, 2015, there were 62.4 million potential shares of common stock contingently issuable upon the conversion of the Convertible Notes.  The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash.  As a result, this principal amount, representing 57.0 million shares at March 31, 2015, was not included in the computation of diluted EPS.  However, as discussed in Note 9, the conversion options associated with each of the 2017 Notes, 2018 Notes and 2019 Notes are “in-the-money” as the if-converted value of those Convertible Notes exceeded their respective principal amounts by $6.1 million, $61.5 million and $61.1 million, respectively, at March 31, 2015.  The dilutive effect to EPS is determined by dividing this “conversion spread value” by the average share price. The “conversion spread value” is the value that would be delivered to investors in shares based on the terms of the Convertible Notes, upon an assumed conversion. In calculating the dilutive effect of these shares, the treasury stock method was used and resulted in a dilution of 5.4 million shares for the three months ended March 31, 2015.

17. Accumulated Other Comprehensive Income

The changes in AOCI by component are as follows (in thousands):

		Cumulative
		Unrealized Gain
	Effective Portion of	(Loss) on	Foreign
	Cumulative Loss on	Available-for-	Currency
	Cash Flow Hedges	Sale Securities	Translation	Total
Three Months Ended March 31, 2015
Balance at January 1, 2015	$(97)	$60,190	$(4,197)	$55,896
OCI before reclassifications	(467)	(2,567)	(8,308)	(11,342)
Amounts reclassified from AOCI	204	(5,396)	—	(5,192)
Net period OCI	(263)	(7,963)	(8,308)	(16,534)
Balance at March 31, 2015	$(360)	$52,227	$(12,505)	$39,362
Three Months Ended March 31, 2014
Balance at January 1, 2014	$(604)	$66,566	$9,487	$75,449
OCI before reclassifications	(251)	3,983	1,046	4,778
Amounts reclassified from AOCI	373	(485)	—	(112)
Net period OCI	122	3,498	1,046	4,666
Balance at March 31, 2014	$(482)	$70,064	$10,533	$80,115

The reclassifications out of AOCI impacted the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014 as follows:

	Amounts Reclassified from
	AOCI during the Three Months		Affected Line Item
	Ended March 31,		in the Statements
Details about AOCI Components	2015	2014	of Operations
Losses on cash flow hedges:
Interest rate contracts	$(204)	$(373)	Interest expense
Unrealized gains (losses) on available for sale securities:
Interest realized upon collection	5,396	—	Interest income from investment securities
Net realized gain on sale of investments	—	698	Gain on sale of investments and other assets, net
OTTI	—	(213)	OTTI
Total	5,396	485
Total reclassifications for the period	$5,192	$112

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

Valuation Process

We have valuation control processes in place to validate the fair value of the Company’s financial assets and liabilities measured at fair value including those derived from pricing models. These control processes are designed to assure that the values used for financial reporting are based on observable inputs wherever possible.  Refer to Note 20 to the consolidated financial statements included in our Form 10-K for further discussion of our valuation process.

We determine the fair value of our assets and liabilities measured at fair value on a recurring and nonrecurring basis in accordance with the methodology described in our Form 10-K.

The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the condensed consolidated balance sheets by their level in the fair value hierarchy as of March 31, 2015 and December 31, 2014 (amounts in thousands):

	March 31, 2015
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$343,770	$—	$—	$343,770
RMBS	197,385	—	—	197,385
CMBS	308,195	—	—	308,195
Equity security	14,045	14,045	—	—
Domestic servicing rights	130,761	—	—	130,761
Derivative assets	58,601	—	58,601	—
VIE assets	103,363,978	—	—	103,363,978
Total	$104,416,735	$14,045	$58,601	$104,344,089
Financial Liabilities:
Derivative liabilities	$11,945	$—	$11,945	$—
VIE liabilities	102,708,732	—	100,563,274	2,145,458
Total	$102,720,677	$—	$100,575,219	$2,145,458

	December 31, 2014
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$391,620	$—	$—	$391,620
RMBS	207,053	—	—	207,053
CMBS	334,080	—	—	334,080
Equity security	15,120	15,120	—	—
Domestic servicing rights	132,303	—	—	132,303
Derivative assets	26,628	—	26,628	—
VIE assets	107,816,065	—	—	107,816,065
Total	$108,922,869	$15,120	$26,628	$108,881,121
Financial Liabilities:
Derivative liabilities	$5,476	$—	$5,476	$—
VIE liabilities	107,232,201	—	102,339,081	4,893,120
Total	$107,237,677	$—	$102,344,557	$4,893,120

The changes in financial assets and liabilities classified as Level III were as follows for the three months ended March 31, 2015 and 2014 (amounts in thousands):

				Domestic
	Loans			Servicing		VIE
Three Months Ended March 31, 2015	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
January 1, 2015 balance	$391,620	$207,053	$334,080	$132,303	$107,816,065	$(4,893,120)	$103,988,001
Total realized and unrealized (losses) gains:
Included in earnings:
Change in fair value / gain on sale	21,131	—	(160)	(1,542)	(8,847,854)	2,460,672	(6,367,753)
OTTI	—	—	—	—	—	—	—
Net accretion	—	9,445	—	—	—	—	9,445
Included in OCI	—	(7,626)	(5,216)	—	—	—	(12,842)
Purchases / Originations	413,221	—	8,738	—	—	—	421,959
Sales	(482,009)	—	(4,713)	—	—	—	(486,722)
Issuances	—	—	—	—	—	(6,763)	(6,763)
Cash repayments / receipts	(193)	(11,487)	(225)	—	—	47,936	36,031
Transfers into Level III	—	—	—	—	—	(192,481)	(192,481)
Transfers out of Level III	—	—	—	—	—	549,370	549,370
Consolidations of VIEs	—	—	(24,309)	—	4,413,608	(111,072)	4,278,227
Deconsolidations of VIEs	—	—	—	—	(17,841)	—	(17,841)
March 31, 2015 balance	$343,770	$197,385	$308,195	$130,761	$103,363,978	$(2,145,458)	$102,198,631
Amount of total gains (losses) included in earnings attributable to assets still held at March 31, 2015	$4,788	$3,952	$(1,101)	$(1,542)	$(8,847,854)	$2,460,672	$(6,381,085)

				Domestic
	Loans			Servicing		VIE
Three Months Ended March 31, 2014	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
January 1, 2014 balance	$206,672	$296,236	$208,006	$150,149	$103,151,624	$(1,597,984)	$102,414,703
Total realized and unrealized gains:
Included in earnings:
Change in fair value / gain on sale	20,893	1,011	5,207	(5,251)	(3,681,541)	101,499	(3,558,182)
OTTI	—	(213)	—	—	—	—	(213)
Net accretion	—	6,564	—	—	—	—	6,564
Included in OCI	—	4,748	(533)	—	—	—	4,215
Purchases / Originations	261,825	—	3,831	—	—	—	265,656
Sales	(302,461)	(9,310)	(15,844)	—	—	—	(327,615)
Issuances	—	—	—	—	—	(45,761)	(45,761)
Cash repayments / receipts	(92)	(7,819)	(408)	—	—	35,366	27,047
Transfers into Level III	—	—	47,300	—	—	(571,612)	(524,312)
Transfers out of Level III	(112,720)	—	(179)	—	—	419,741	306,842
Consolidations of VIEs	—	—	(6,715)	—	20,270,649	(1,824,171)	18,439,763
Deconsolidations of VIEs	—	—	—	—	(1,289,214)	—	(1,289,214)
March 31, 2014 balance	$74,117	$291,217	$240,665	$144,898	$118,451,518	$(3,482,922)	$115,719,493
Amount of total gains (losses) included in earnings attributable to assets still held at March 31, 2014	$177	$6,295	$5,207	$(5,251)	$(3,681,541)	$101,499	$(3,573,614)

Amounts were transferred from Level II to Level III due to a decrease in the observable relevant market activity and amounts were transferred from Level III to Level II due to an increase in the observable relevant market activity.

The following table presents the fair values (all Level III) of our financial instruments not carried at fair value on the consolidated balance sheets (amounts in thousands):

	March 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets not carried at fair value:
Loans held-for-investment and loans transferred as secured borrowings	$6,135,825	$6,258,516	$5,908,665	6,034,838
Securities, held-to-maturity	501,686	499,255	441,995	440,629
European servicing rights	8,041	11,205	11,849	12,741
Financial liabilities not carried at fair value:
Secured financing agreements and secured borrowings on transferred loans	$3,806,834	$3,799,857	$3,267,230	3,251,035
Convertible senior notes	1,324,125	1,354,314	1,418,022	1,444,975

The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollar amounts in thousands):

	Carrying Value at	Valuation	Unobservable	Range as of (1)
	March 31, 2015	Technique	Input	March 31, 2015	December 31, 2014
Loans held-for-sale, fair value option	$343,770	Discounted cash flow	Yield (b)	4.0% - 4.5%	4.2% - 4.9%
			Duration (c)	5.0 - 11.0 years	5.0 - 10.0 years
RMBS	197,385	Discounted cash flow	Constant prepayment rate (a)	3.3% - 15.3%	1.2% - 15.9%
			Constant default rate (b)	1.1% - 9.0%	1.1% - 8.9%
			Loss severity (b)	15% - 81% (e)	15% - 80% (e)
			Delinquency rate (c)	2% - 31%	2% - 43%
			Servicer advances (a)	31% - 88%	14% - 75%
			Annual coupon deterioration (b)	0% - 0.5%	0% - 0.6%
			Putback amount per projected total collateral loss (d)	0% - 16%	0% - 11%
CMBS	308,195	Discounted cash flow	Yield (b)	0% - 240.8%	0% - 421.4%
			Duration (c)	0 - 13.7 years	0 - 11.8 years
Domestic servicing rights	130,761	Discounted cash flow	Debt yield (a)	8.25%	8.25%
			Discount rate (b)	15%	15%
			Control migration (b)	0% - 80%	0% - 80%
VIE assets	103,363,978	Discounted cash flow	Yield (b)	0% - 910.1%	0% - 925.0%
			Duration (c)	0 - 20.1 years	0 - 21.0 years
VIE liabilities	2,145,458	Discounted cash flow	Yield (b)	0% - 910.1%	0% - 925.0%
			Duration (c)	0 - 20.1 years	0 - 21.0 years

(1)	The ranges of significant unobservable inputs are represented in percentages and years.

Sensitivity of the Fair Value to Changes in the Unobservable Inputs

(a)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.

(b)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.

(c)

Significant increase (decrease) in the unobservable input in isolation would result in either a significantly lower or higher (lower or higher) fair value measurement depending on the structural features of the security in question.

(d)	Any delay in the putback recovery date leads to a decrease in fair value, for the majority of securities in our RMBS portfolio.

(e)	82% and 85% of the portfolio falls within a range of 45%-80% as of March 31, 2015 and December 31, 2014, respectively.

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

Our TRSs engage in various real estate related operations, including special servicing of commercial real estate, originating and securitizing commercial mortgage loans, and investing in entities which engage in real estate related operations. The majority of our TRSs are held within the Investing and Servicing Segment.  As of March 31, 2015 and December 31, 2014, approximately $1.0 billion of the Investing and Servicing Segment’s assets were owned by TRS entities, including $152.3 million and $88.6 million in cash, respectively. Our TRSs are not consolidated for federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.

Our income tax provision consisted of the following for the three months ended March 31, 2015 and 2014 (in thousands):

	For the Three Months Ended
	March 31,
	2015	2014
Current
Federal	$11,506	$5,140
Foreign	1,036	1,449
State	1,955	870
Total current	14,497	7,459
Deferred
Federal	1,959	(704)
Foreign	(789)	(1,006)
State	284	(129)
Total deferred	1,454	(1,839)
Total income tax provision	$15,951	$5,620

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are presented net by tax jurisdiction and are reported in other assets and other liabilities, respectively. At March 31, 2015 and December 31, 2014, our U.S. tax jurisdiction was in a net deferred tax asset position, while our European tax jurisdiction was in a net deferred tax liability position. The following table presents each of these tax jurisdictions and the tax effects of temporary differences on their respective net deferred tax assets and liabilities (in thousands):

	March 31, 2015	December 31, 2014
U.S.
Deferred tax asset, net
Reserves and accruals	$11,563	$13,818
Domestic intangible assets	8,963	9,617
Investment securities and loans	(2,394)	(2,327)
Investment in unconsolidated entities	1,436	883
Deferred income	433	427
Net operating and capital loss carryforwards	3,753	2,498
Valuation allowance	(3,753)	(2,498)
Other U.S. temporary differences	689	515
	20,690	22,933
Europe
Deferred tax liability, net
European servicing rights	(1,801)	(2,681)
Net operating and capital loss carryforwards	7,867	8,702
Valuation allowance	(7,867)	(8,702)
Other European temporary differences	(262)	(337)
	(2,063)	(3,018)
Net deferred tax assets (liabilities)	$18,627	$19,915

Unrecognized tax benefits were not material as of and during the three months ended March 31, 2015.

The following table is a reconciliation of our federal income tax determined using our statutory federal tax rate to our reported income tax provision for the three months ended March 31, 2015 and 2014 (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2015		2014
Federal statutory tax rate	$47,856	35.0%	$44,275	35.0%
REIT and other non-taxable income	(34,972)	(25.6)%	(40,382)	(32.0)%
State income taxes	2,001	1.5%	450	0.4%
Federal benefit of state tax deduction	(700)	(0.5)%	(158)	(0.1)%
Valuation allowance	1,255	0.9%	1,512	1.2%
Other	511	0.4%	(77)	(0.1)%
Effective tax rate	$15,951	11.7%	$5,620	4.4%

20. Commitments and Contingencies

As of March 31, 2015, we had future funding commitments on 58 loans totaling $2.0 billion, of which we expect to fund $1.7 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum debt service coverage ratios or executions of new leases before advances are made to the borrower.

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

21.  Segment Data

In its operation of the business, management, including our chief operating decision maker, who is our Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis prior to the impact of consolidating VIEs under ASC 810. The segment information within this note is reported on that basis.  During the three months ended March 31, 2015, we established a separate presentation for corporate overhead which includes our corporate debt facilities and the associated expenses, management fee expenses and general and administrative expenses not directly allocable to our segments.  Also during the three months ended March 31, 2015, we transferred a performing loan with a balance of $25.0 million as of December 31, 2014 from our Investing and Servicing Segment to the Lending Segment.  We have retrospectively reclassified prior periods to conform to this presentation.

The table below presents our results of operations for the three months ended March 31, 2015 by business segment (amounts in thousands):

		Investing			Investing
	Lending	and Servicing			and Servicing
	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$113,472	$4,957	$—	$118,429	$—	$118,429
Interest income from investment securities	22,296	24,696	—	46,992	(19,248)	27,744
Servicing fees	84	50,948	—	51,032	(22,775)	28,257
Other revenues	79	4,602	—	4,681	(262)	4,419
Total revenues	135,931	85,203	—	221,134	(42,285)	178,849
Costs and expenses:
Management fees	388	18	27,512	27,918	50	27,968
Interest expense	21,523	2,119	26,892	50,534	—	50,534
General and administrative	4,860	29,189	1,029	35,078	186	35,264
Acquisition and investment pursuit costs	773	213	200	1,186	—	1,186
Depreciation and amortization	—	4,085	—	4,085	—	4,085
Loan loss allowance, net	317	—	—	317	—	317
Other expense	—	2,073	—	2,073	—	2,073
Total costs and expenses	27,861	37,697	55,633	121,191	236	121,427
Income before other income, income taxes and non-controlling interests	108,070	47,506	(55,633)	99,943	(42,521)	57,422
Other income:
Income of consolidated VIEs, net	—	—	—	—	47,861	47,861
Change in fair value of servicing rights	—	(4,875)	—	(4,875)	3,333	(1,542)
Change in fair value of investment securities, net	(339)	8,313	—	7,974	(8,473)	(499)
Change in fair value of mortgage loans held-for-sale, net	—	21,131	—	21,131	—	21,131
Earnings from unconsolidated entities	3,496	2,724	—	6,220	(130)	6,090
Gain on sale of investments and other assets, net	98	17,100	—	17,198	—	17,198
Gain (loss) on derivative financial instruments, net	32,630	(8,007)	—	24,623	—	24,623
Foreign currency (loss), net	(29,136)	(1,171)	—	(30,307)	—	(30,307)
Loss on extinguishment of debt	—	—	(5,292)	(5,292)	—	(5,292)
Other income, net	—	31	14	45	—	45
Total other income (loss)	6,749	35,246	(5,278)	36,717	42,591	79,308
Income (loss) before income taxes	114,819	82,752	(60,911)	136,660	70	136,730
Income tax benefit (provision)	30	(15,981)	—	(15,951)	—	(15,951)
Net income (loss)	114,849	66,771	(60,911)	120,709	70	120,779
Net income attributable to non-controlling interests	(346)	—	—	(346)	(70)	(416)
Net income (loss) attributable to Starwood Property Trust, Inc.	$114,503	$66,771	$(60,911)	$120,363	$—	$120,363

The table below presents our results of operations for the three months ended March 31, 2014 by business segment (amounts in thousands):

		Investing				Investing
	Lending	and Servicing		Single Family		and Servicing
	Segment	Segment	Corporate	Residential	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$102,087	$2,823	$—	$—	$104,910	$—	$104,910
Interest income from investment securities	18,289	23,008	—	—	41,297	(11,843)	29,454
Servicing fees	37	56,185	—	—	56,222	(22,011)	34,211
Other revenues	80	3,597	—	—	3,677	(273)	3,404
Total revenues	120,493	85,613	—	—	206,106	(34,127)	171,979
Costs and expenses:
Management fees	627	18	27,138	—	27,783	38	27,821
Interest expense	15,826	951	21,054	—	37,831	—	37,831
General and administrative	5,145	39,349	1,421	—	45,915	186	46,101
Acquisition and investment pursuit costs	212	182	—	—	394	—	394
Depreciation and amortization	—	4,636	—	—	4,636	—	4,636
Loan loss allowance, net	497	—	—	—	497	—	497
Other expense	(14)	1,703	—	—	1,689	—	1,689
Total costs and expenses	22,293	46,839	49,613	—	118,745	224	118,969
Income before other income, income taxes and non-controlling interests	98,200	38,774	(49,613)	—	87,361	(34,351)	53,010
Other income:
Income of consolidated VIEs, net	—	—	—	—	—	56,004	56,004
Change in fair value of servicing rights	—	(12,175)	—	—	(12,175)	6,924	(5,251)
Change in fair value of investment securities, net	(156)	36,952	—	—	36,796	(28,435)	8,361
Change in fair value of mortgage loans held-for-sale, net	—	20,893	—	—	20,893	—	20,893
Earnings (loss) from unconsolidated entities	1,540	(1,383)	—	—	157	(93)	64
Gain on sale of investments, net	1,555	—	—	—	1,555	—	1,555
Loss on derivative financial instruments, net	(2,788)	(5,078)	—	—	(7,866)	—	(7,866)
Foreign currency gain (loss), net	1,561	(84)	—	—	1,477	—	1,477
OTTI	(213)	—	—	—	(213)	—	(213)
Other income, net	18	—	—	—	18	—	18
Total other income	1,517	39,125	—	—	40,642	34,400	75,042
Income (loss) from continuing operations before income taxes	99,717	77,899	(49,613)	—	128,003	49	128,052
Income tax provision	(83)	(5,537)	—	—	(5,620)	—	(5,620)
Income (loss) from continuing operations	99,634	72,362	(49,613)	—	122,383	49	122,432
Loss from discontinued operations, net of tax	—	—	—	(1,551)	(1,551)	—	(1,551)
Net income (loss)	99,634	72,362	(49,613)	(1,551)	120,832	49	120,881
Net income attributable to non-controlling interests	(231)	—	—	—	(231)	(49)	(280)
Net income (loss) attributable to Starwood Property Trust, Inc.	$99,403	$72,362	$(49,613)	$(1,551)	$120,601	$—	$120,601

The table below presents our condensed consolidated balance sheet as of March 31, 2015 by business segment (amounts in thousands):

		Investing			Investing
	Lending	and Servicing			and Servicing
	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$94,136	$142,976	$122,953	$360,065	$655	$360,720
Restricted cash	20,232	19,336	—	39,568	—	39,568
Loans held-for-investment, net	6,037,731	3,094	—	6,040,825	—	6,040,825
Loans held-for-sale, at fair value	—	343,770	—	343,770	—	343,770
Loans transferred as secured borrowings	95,000	—	—	95,000	—	95,000
Investment securities	808,025	806,876	—	1,614,901	(593,590)	1,021,311
Intangible assets—servicing rights	—	181,524	—	181,524	(42,722)	138,802
Investment in unconsolidated entities	165,830	50,855	—	216,685	(6,852)	209,833
Goodwill	—	140,437	—	140,437	—	140,437
Derivative assets	54,812	3,789	—	58,601	—	58,601
Accrued interest receivable	38,050	1,071	—	39,121	—	39,121
Other assets	38,081	78,512	13,866	130,459	(1,611)	128,848
VIE assets, at fair value	—	—	—	—	103,363,978	103,363,978
Total Assets	$7,351,897	$1,772,240	$136,819	$9,260,956	$102,719,858	$111,980,814
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$19,210	$77,386	$15,863	$112,459	$495	$112,954
Related-party payable	—	3,562	24,111	27,673	—	27,673
Dividends payable	—	—	108,435	108,435	—	108,435
Derivative liabilities	7,128	4,817	—	11,945	—	11,945
Secured financing agreements, net	2,665,075	385,417	661,342	3,711,834	—	3,711,834
Convertible senior notes, net	—	—	1,324,125	1,324,125	—	1,324,125
Secured borrowings on transferred loans	95,000	—	—	95,000	—	95,000
VIE liabilities, at fair value	—	—	—	—	102,708,732	102,708,732
Total Liabilities	2,786,413	471,182	2,133,876	5,391,471	102,709,227	108,100,698
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	2,255	2,255	—	2,255
Additional paid-in capital	3,042,637	1,263,796	(469,393)	3,837,040	—	3,837,040
Treasury stock	—	—	(23,635)	(23,635)	—	(23,635)
Accumulated other comprehensive income	42,676	(3,314)	—	39,362	—	39,362
Retained earnings (accumulated deficit)	1,468,258	40,576	(1,506,284)	2,550	—	2,550
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,553,571	1,301,058	(1,997,057)	3,857,572	—	3,857,572
Non-controlling interests in consolidated subsidiaries	11,913	—	—	11,913	10,631	22,544
Total Equity	4,565,484	1,301,058	(1,997,057)	3,869,485	10,631	3,880,116
Total Liabilities and Equity	$7,351,897	$1,772,240	$136,819	$9,260,956	$102,719,858	$111,980,814

The table below presents our condensed consolidated balance sheet as of December 31, 2014 by business segment (amounts in thousands):

		Investing			Investing
	Lending	and Servicing			and Servicing
	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$125,132	$85,252	$44,017	$254,401	$786	$255,187
Restricted cash	34,941	13,763	—	48,704	—	48,704
Loans held-for-investment, net	5,771,307	7,931	—	5,779,238	—	5,779,238
Loans held-for-sale, at fair value	—	391,620	—	391,620	—	391,620
Loans transferred as secured borrowings	129,427	—	—	129,427	—	129,427
Investment securities	764,517	753,553	—	1,518,070	(519,822)	998,248
Intangible assets-servicing rights	—	190,207	—	190,207	(46,055)	144,152
Investment in unconsolidated entities	152,012	48,693	—	200,705	(6,722)	193,983
Goodwill	—	140,437	—	140,437	—	140,437
Derivative assets	23,579	3,049	—	26,628	—	26,628
Accrued interest receivable	39,188	914	—	40,102	—	40,102
Other assets	21,329	100,902	14,739	136,970	(1,464)	135,506
VIE assets, at fair value	—	—	—	—	107,816,065	107,816,065
Total Assets	$7,061,432	$1,736,321	$58,756	$8,856,509	$107,242,788	$116,099,297
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$23,014	$97,424	$23,621	$144,059	$457	$144,516
Related-party payable	—	4,405	36,346	40,751	—	40,751
Dividends payable	1	—	108,188	108,189	—	108,189
Derivative liabilities	3,662	1,814	—	5,476	—	5,476
Secured financing agreements, net	2,252,493	222,363	662,933	3,137,789	—	3,137,789
Convertible senior notes, net	—	—	1,418,022	1,418,022	—	1,418,022
Secured borrowings on transferred loans	129,441	—	—	129,441	—	129,441
VIE liabilities, at fair value	—	—	—	—	107,232,201	107,232,201
Total Liabilities	2,408,611	326,006	2,249,110	4,983,727	107,232,658	112,216,385
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	2,248	2,248	—	2,248
Additional paid-in capital	3,254,144	1,413,608	(832,027)	3,835,725	—	3,835,725
Treasury stock	—	—	(23,635)	(23,635)	—	(23,635)
Accumulated other comprehensive income	55,781	115	—	55,896	—	55,896
Accumulated deficit	1,330,970	(3,408)	(1,336,940)	(9,378)	—	(9,378)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,640,895	1,410,315	(2,190,354)	3,860,856	—	3,860,856
Non-controlling interests in consolidated subsidiaries	11,926	—	—	11,926	10,130	22,056
Total Equity	4,652,821	1,410,315	(2,190,354)	3,872,782	10,130	3,882,912
Total Liabilities and Equity	$7,061,432	$1,736,321	$58,756	$8,856,509	$107,242,788	$116,099,297

22. Subsequent Events

Our significant events subsequent to March 31, 2015 were as follows:

Issuance of Common Shares

On April 20, 2015, we issued 12.0 million shares of common stock for gross proceeds of $283.6 million.  In connection with this offering, the underwriters had a 30-day option to purchase an additional 1.8 million shares of common stock, which they exercised in full, resulting in additional gross proceeds of $42.5 million.

Secured Financing Agreement

On April 27, 2015, we amended the Lender 4 Repo 1 facility to reduce pricing.

Dividend Declaration

On May 5, 2015, our board of directors declared a dividend of $0.48 per share for the second quarter of 2015, which is payable on July 15, 2015 to common stockholders of record as of June 30, 2015.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the information included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements.  See “Special Note Regarding Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q.

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

We have two reportable business segments as of March 31, 2015:

•

Real estate lending (the “Lending Segment”)— engages primarily in originating, acquiring, financing and managing commercial first mortgages, subordinated mortgages, mezzanine loans, preferred equity, CMBS, RMBS and other real estate and real estate-related debt investments in both the U.S. and Europe that are held-for-investment.

•

Real estate investing and servicing (the “Investing and Servicing Segment”)—includes (i) servicing businesses in both the U.S. and Europe that manage and work out problem assets, (ii) an investment business that selectively acquires and manages unrated, investment grade and non-investment grade rated CMBS, including subordinated interests of securitization and resecuritization transactions, (iii) a mortgage loan business which originates conduit loans for the primary purpose of selling these loans into securitization transactions; and (iv) an investment business that selectively acquires commercial real estate assets. This segment excludes the consolidation of securitization variable interest entities (“VIEs”).

Refer to Note 1 of our condensed consolidated financial statements included herein for further discussion of our business and organization.

Developments during the First Quarter of 2015

•

Entered into agreements to acquire a portfolio of nine office properties and one multi-family residential property all located in Dublin, Ireland.  The completion of the acquisition is subject to our entrance into definitive agreements to acquire three additional office properties also located in Dublin.  The aggregate purchase price for all 13 properties, which collectively comprise approximately 630,000 square feet, is approximately €452.5 million.  The acquisitions are subject to customary closing conditions.

•	Originated a $111.6 million first mortgage and mezzanine loan for the acquisition of a 129-acre office park in Boca Raton, Florida, of which the Company funded $85.0 million during the first quarter.

•	Acquired a $105.6 million mezzanine loan secured by a 6,530-room, 24-property U.S. hotel portfolio.

•

Originated a $73.3 million first mortgage and mezzanine loan for the acquisition of a 367-room full service hotel in New Orleans, Louisiana, of which the Company funded $64.6 million during the first quarter.

•

Originated a $61.6 million first mortgage and mezzanine loan for the acquisition of a 499-room full service hotel in Indianapolis, Indiana, of which the Company funded $55.0 million during the first quarter.

•

Originated a $58.9 million first mortgage and mezzanine loan for the acquisition of an 11-building office portfolio in Sonoma County, California, of which the Company funded $55.7 million during the first quarter.

•

Originated a $48.4 million first mortgage and mezzanine loan for the acquisition of a portfolio of 29 bank branch properties located primarily in Phoenix, Arizona, which the Company fully funded during the first quarter.

•	Funded $130.4 million of previously originated loan commitments during the first quarter.

•	Sold $85.5 million of loans and loan commitments during the first quarter.

•	Sold a commercial real estate asset from our Investing and Servicing Segment for a gain of $17.1 million.

•	Named special servicer on three new issue CMBS deals with total unpaid principal balances of $3.0 billion.

•	Purchased $60.3 million of CMBS, including $47.5 million in new issue B-pieces.

•	Originated new conduit loans of $413.2 million.

•	Received proceeds of $482.0 million from sales of conduit loans.

•

Executed a $150.0 million repurchase facility with an existing lender to fund the origination of commercial mortgage loans for future securitization through the Investing and Servicing Segment’s conduit platform.  The facility carries a three year initial term with a one year extension option and an annual interest rate of LIBOR +2.10%.

•

Executed a repurchase facility with a new lender to finance certain CMBS holdings.  There is no maximum facility size specified under the facility as the lender will evaluate all eligible collateral on an individual basis.  As of March 31, 2015, borrowings totaled $190.5 million.  The facility carries a rolling twelve month term which may reset monthly with the lender’s consent and an annual interest rate of LIBOR +1.40% to LIBOR +1.85% depending on the CMBS collateral.

•	Repurchased $104.1 million par value of our 4.0% Convertible Notes for $119.9 million, recognizing a loss on extinguishment of debt of $5.3 million.

Subsequent Events

Refer to Note 22 of our condensed consolidated financial statements included herein for disclosure regarding significant transactions that occurred subsequent to March 31, 2015.

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

The following table compares our summarized results of operations for the three months ended March 31, 2015 and 2014 by business segment (amounts in thousands):

	For the Three Months Ended
	March 31,
	2015	2014	$ Change
Revenues:
Lending Segment	$135,931	$120,493	$15,438
Investing and Servicing Segment	85,203	85,613	(410)
Investing and Servicing VIEs	(42,285)	(34,127)	(8,158)
	178,849	171,979	6,870
Costs and expenses (1):
Lending Segment	27,861	22,293	5,568
Investing and Servicing Segment	37,697	46,839	(9,142)
Corporate	55,633	49,613	6,020
Investing and Servicing VIEs	236	224	12
	121,427	118,969	2,458
Other income (expense):
Lending Segment	6,749	1,517	5,232
Investing and Servicing Segment	35,246	39,125	(3,879)
Corporate	(5,278)	—	(5,278)
Investing and Servicing VIEs	42,591	34,400	8,191
	79,308	75,042	4,266
Income (loss) from continuing operations before income taxes:
Lending Segment	114,819	99,717	15,102
Investing and Servicing Segment	82,752	77,899	4,853
Corporate	(60,911)	(49,613)	(11,298)
Investing and Servicing VIEs	70	49	21
	136,730	128,052	8,678
Income tax provision	(15,951)	(5,620)	(10,331)
Loss from discontinued operations, net of tax	—	(1,551)	1,551
Net income attributable to non-controlling interests	(416)	(280)	(136)
Net income attributable to Starwood Property Trust, Inc.	$120,363	$120,601	$(238)

(1)

Allocations of certain prior period costs and expenses among segments have been reclassified to a newly-established separate presentation for corporate overhead to conform to our current period presentation of both GAAP and Non-GAAP financial measures. Refer to Note 21 of our condensed consolidated financial statements included herein for further information.

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Lending Segment

Revenues

For the three months ended March 31, 2015, revenues of our Lending Segment increased $15.4 million to $135.9 million, compared to $120.5 million for the three months ended March 31, 2014. This increase was primarily due to (i) an $11.4 million increase in interest income from loans, which reflects a $1.4 billion net increase in loan investments of our Lending Segment between March 31, 2014 and 2015, mainly resulting from new loan originations, and (ii) a $4.0 million increase in interest income from investment securities, reflecting additional preferred equity investments in real estate ventures that the Lending Segment made between March 31, 2014 and 2015.

Costs and Expenses

For the three months ended March 31, 2015, costs and expenses of our Lending Segment increased $5.6 million to $27.9 million, compared to $22.3 million for the three months ended March 31, 2014. The increase was primarily due to an increase of $5.7 million in interest expense associated with the various secured financing facilities used to fund the growth of our investment portfolio.  The outstanding balance under these facilities increased $840.2 million between March 31, 2014 and 2015.

Net Interest Income

	For the Three Months Ended
	March 31,
	2015	2014	Change
Interest income from loans	$113,472	$102,087	$11,385
Interest income from investment securities	22,296	18,289	4,007
Interest expense	(21,523)	(15,826)	(5,697)
Net interest income	$114,245	$104,550	$9,695

For the three months ended March 31, 2015, net interest income of our lending segment increased $9.7 million to $114.2 million from $104.5 million for the three months ended March 31, 2014.  The increase primarily reflects a $1.5 billion net increase in investments of our Lending Segment between March 31, 2014 and 2015 which was financed in part by unallocated corporate-level debt.

Other Income

For the three months ended March 31, 2015, other income of our Lending Segment increased $5.2 million to $6.7 million, from $1.5 million for the three months ended March 31, 2014. The increase was primarily due to a $35.4 million favorable swing in gain (loss) on derivatives partially offset by a $30.7 million unfavorable swing in foreign currency gain (loss).  The favorable swing in gain (loss) on derivatives was primarily due to $36.5 million of unrealized gains on foreign currency hedges in the first quarter of 2015 driven by the strengthening of the U.S. dollar against European currencies compared to a $3.0 million loss in the first quarter of 2014 driven by the weakening of the U.S. dollar against European currencies.  These foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and CMBS investments.  The favorable swing in these foreign currency hedges is greater than the offsetting unfavorable swing in foreign currency gain (loss) mainly because the portion of unrealized foreign currency gain (loss) associated with our available-for-sale CMBS investments is reported in accumulated other comprehensive income rather than earnings, in accordance with GAAP, whereas the full change in fair value of the related currency hedges is reported in earnings since they are not designated hedges.

Investing and Servicing Segment and VIEs

Revenues

For the three months ended March 31, 2015, revenues of our Investing and Servicing Segment decreased $8.6 million to $42.9 million after consolidated VIE eliminations of $42.3 million, compared to $51.5 million after consolidated VIE eliminations of $34.1 million for the three months ended March 31, 2014. The VIE eliminations are merely a function of the number of CMBS trusts consolidated in any given period, and as such, are not a meaningful indicator of the operating results for this segment.  The decrease in revenues in the first quarter of 2015 was due to decreases of $6.0 million in servicing fees and $5.7 million in interest income from CMBS investments, both partially offset by increases of $2.1 million in interest income from loans and $1.0 million in other revenues, including rental income, compared to the first quarter of 2014.  The $5.7 million decrease in CMBS interest income was due to a $7.4 million increase in VIE eliminations related to the CMBS trusts we consolidate.  Excluding the effect of these eliminations, CMBS interest income increased by $1.7 million.

Costs and Expenses

For the three months ended March 31, 2015, costs and expenses of our Investing and Servicing Segment decreased $9.1 million to $37.9 million, compared to $47.0 million for the three months ended March 31, 2014. The VIE eliminations were nominal for both periods. The decrease in costs and expenses was primarily due to a decrease of $10.2 million in G&A expenses, primarily due to lower incentive and other compensation and nonrecurring legal fees.  The decrease was partially offset by an increase of $1.2 million in interest expense related to higher balances under our conduit loan financing facilities.

Other Income

For the three months ended March 31, 2015, other income of our Investing and Servicing Segment increased $4.3 million to $77.8 million including additive net VIE eliminations of $42.6 million, from $73.5 million including additive net VIE eliminations of $34.4 million for the three months ended March 31, 2014. The increase in other income in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to a $17.1 million gain on sale of a commercial real estate asset and a $4.1 million favorable swing from a loss to earnings from unconsolidated entities, both partially offset by decreases of $8.7 million in the change in fair value of investment securities, $5.9 million in income of consolidated VIEs and $2.9 million from derivatives which are used to hedge interest rate risk, credit risk and foreign exchange risk principally on the Investing and Servicing Segment’s conduit loans held-for-sale.  The change in fair value of our CMBS securities reflects a nominal decrease in the three months ended March 31, 2015 compared to an $8.5 million increase in the three months ended March 31, 2014.  Before VIE eliminations, there were increases in fair value of these securities of $8.3 million and $36.9 million in the three months ended March 31, 2015 and 2014, respectively.  Income of consolidated VIEs reflects amounts associated with the Investing and Servicing Segment’s variable interests in CMBS trusts it consolidates, including special servicing fees, interest income, and changes in fair value of CMBS and servicing rights. As noted above, this number is merely a function of the number of CMBS trusts consolidated in any given period, and as such, is not a meaningful indicator of the operating results for this segment.

Income Tax Provision

Most of our consolidated income tax provision relates to the taxable nature of the Investing and Servicing Segment’s loan servicing and loan conduit businesses which are housed in TRSs.  Our tax provision for the three months ended March 31, 2015, as well as the overall effective tax rate, is higher than for the three months ended March 31, 2014 primarily due to the taxable gain on sale of a commercial real estate asset and other increases in our TRS income.

Corporate

For the three months ended March 31, 2015, corporate expenses increased $6.0 million to $55.6 million, compared to $49.6 million for the three months ended March 31, 2014. The increase was primarily due to a $5.8 million increase in interest expense related to our October 2014 issuance of Convertible Notes due 2017.  Corporate other expense of $5.3 million for the three months ended March 31, 2015 represents a loss on the repurchase of $104.1 million of Convertible Notes due 2019.

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

In assessing the appropriate weighted average diluted share count to apply to Core Earnings for purposes of determining Core earnings per share (“EPS”), management considered the following attributes of our current GAAP diluted share methodology: (i) our participating securities were determined to be anti-dilutive and were thus excluded from the denominator of the EPS calculation; and (ii) the portion of the Convertible Notes that are “in-the-money” (referred to as the “conversion spread value”), representing the value that would be delivered to investors in shares upon an assumed conversion, is included in the denominator.  Because compensation expense related to participating securities is added back for Core Earnings purposes pursuant to the definition above, there is no dilution to Core Earnings resulting from the associated expense recognition.  As a result, our GAAP EPS methodology was adjusted to include (instead of exclude) participating securities. Further, conversion of the Convertible Notes is an event that is contingent upon numerous factors, none of which are in our control, and is an event that may or may not occur.  Consistent with the treatment of other unrealized adjustments to Core Earnings, our GAAP EPS methodology was adjusted to exclude (instead of include) the conversion spread value in determining Core EPS until a conversion actually occurs. We have adjusted prior periods to conform to the above definition. The following table presents our diluted weighted average shares used in our GAAP EPS calculation reconciled to our diluted weighted average shares used in our Core EPS calculation (in thousands):

	For the Three Months Ended
	March 31,
	2015	2014
Diluted weighted average shares - GAAP	229,032	198,876
Add: Participating securities	2,014	2,881
Less: Conversion spread value	(5,353)	(3,196)
Diluted weighted average shares - Core	225,693	198,561

The definition of Core Earnings allows management to make adjustments, subject to the approval of a majority of the independent directors, in situations where such adjustments are considered appropriate in order for Core Earnings to be calculated in a manner consistent with its definition and objective.  The current definition of Core Earnings does not contemplate the treatment of a loss on extinguishment of debt, so we modified the definition this quarter to incorporate this type of transaction.

For the quarter ended March 31, 2015, we repurchased $104.1 million of our 2019 Notes for total consideration of $119.9 million.  The resulting GAAP loss of $5.3 million reflects the difference between the book value of the liability component and the related allocable liability component of the repurchase price.  The portion of the repurchase price attributable to the equity component totaled $15.7 million, of which $3.4 million reflects a write-off of the unamortized conversion discount.  This $3.4 million write-off is already included in the GAAP loss of $5.3 million, and as such, is already reflected in Core Earnings.

For the remaining $12.3 million reduction to equity, we believe this amount is effectively a reduction of the $20.4 million equity balance that was recognized upon issuance of the 2019 Notes.  This portion will not be considered realized until the earlier of (i) the entire issuance of the 2019 Notes has been extinguished; or (2) the $20.4 million has been fully amortized.  As a result, we reflected the $12.3 million as accelerated amortization of our original $20.4 million equity balance.  If and when the original equity balance is fully amortized, the incremental equity component differential, if any, will be reflected as an adjustment to Core Earnings.

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

The following table presents our summarized results of operations and reconciliation to Core Earnings for the three months ended March 31, 2015, by business segment (amounts in thousands):

		Investing
	Lending	and Servicing
	Segment	Segment	Corporate	Total
Revenues	$135,931	$85,203	—	$221,134
Costs and expenses	(27,861)	(37,697)	(55,633)	(121,191)
Other income	6,749	35,246	(5,278)	36,717
Income (loss) before income taxes	114,819	82,752	(60,911)	136,660
Income tax benefit (provision)	30	(15,981)	—	(15,951)
Income attributable to non-controlling interests	(346)	—	—	(346)
Net income (loss) attributable to Starwood Property Trust, Inc.	114,503	66,771	(60,911)	120,363
Add / (Deduct):
Non-cash equity compensation expense	177	263	7,051	7,491
Management incentive fee	—	—	6,679	6,679
Depreciation and amortization	—	442	—	442
Loan loss allowance, net	317	—	—	317
Interest income adjustment for securities	(63)	3,787	—	3,724
Other non-cash items	—	(775)	—	(775)
Reversal of unrealized (gains) / losses on:
Loans held-for-sale	—	(21,131)	—	(21,131)
Securities	339	(8,313)	—	(7,974)
Derivatives	(33,434)	6,709	—	(26,725)
Foreign currency	29,136	1,171	—	30,307
Earnings from unconsolidated entities	—	(2,724)	—	(2,724)
Recognition of realized gains / (losses) on:
Loans held-for-sale	—	17,435	—	17,435
Securities	—	1,371	—	1,371
Derivatives	2,928	(4,433)	—	(1,505)
Foreign currency	(3,957)	(1,445)	—	(5,402)
Earnings from unconsolidated entities	—	1,789	—	1,789
Core Earnings (Loss)	$109,946	$60,917	$(47,181)	$123,682
Core Earnings (Loss) per Weighted Average Diluted Share	$0.49	$0.27	$(0.21)	$0.55

The following table presents our summarized results of operations and reconciliation to Core Earnings for the three months ended March 31, 2014, by business segment (amounts in thousands):

		Investing
	Lending	and Servicing		Single Family
	Segment	Segment	Corporate	Residential	Total
Revenues	$120,493	$85,613	$—	$—	$206,106
Costs and expenses (1)	(22,293)	(46,839)	(49,613)	—	(118,745)
Other income	1,517	39,125	—	—	40,642
Income (loss) from continuing operations before income taxes	99,717	77,899	(49,613)	—	128,003
Income tax provision	(83)	(5,537)	—	—	(5,620)
Loss from discontinued operations, net of tax	—	—	—	(1,551)	(1,551)
Income attributable to non-controlling interests	(231)	—	—	—	(231)
Net income (loss) attributable to Starwood Property Trust, Inc.	99,403	72,362	(49,613)	(1,551)	120,601
Add / (Deduct):
Non-cash equity compensation expense	177	209	6,821		7,207
Management incentive fee	—	—	7,177	—	7,177
Change in Control Plan	—	1,279	—	—	1,279
Depreciation and amortization	—	282	—	1,540	1,822
Loan loss allowance, net	497	—	—	—	497
Interest income adjustment for securities	(402)	5,459	—	—	5,057
Reversal of unrealized (gains) / losses on:
Loans held-for-sale	—	(20,893)	—	—	(20,893)
Securities	156	(36,952)	—	—	(36,796)
Derivatives	2,788	4,320	—	—	7,108
Foreign currency	(1,561)	—	—	—	(1,561)
Earnings from unconsolidated entities	—	(71)	—	—	(71)
Recognition of realized gains / (losses) on:
Loans held for sale	—	18,289	—	—	18,289
Securities	(519)	14,415	—	—	13,896
Derivatives	(345)	(2,357)	—	—	(2,702)
Foreign currency	616	—	—	—	616
Earnings from unconsolidated entities	—	—	—	—	—
Core Earnings (Loss)	$100,810	$56,342	$(35,615)	$(11)	$121,526
Core Earnings (Loss) per Weighted Average Diluted Share (2)	$0.51	$0.28	$(0.18)	$—	$0.61

(1)

Allocations of certain prior period costs and expenses among segments have been reclassified to a newly-established separate presentation for corporate overhead to conform to our current period presentation of both GAAP and Non-GAAP financial measures. Refer to Note 21 of our condensed consolidated financial statements included herein for further information.

(2)	We have conformed our calculation of weighted average diluted shares to conform to our current methodology of excluding the conversion spread value of our convertible senior notes.

Lending Segment

The Lending Segment’s Core Earnings increased by $9.1 million,  from $100.8 million during the first quarter of 2014 to $109.9 million in the first quarter of 2015. After making adjustments for the calculation of Core Earnings, revenues were $135.9 million, costs and expenses were $27.4 million and other income was $1.8 million.

Core revenues, consisting principally of interest income on loans, increased by $15.8 million in the first quarter of 2015 due to growth of $1.4 billion in our loan portfolio since March 31, 2014 and, to a lesser extent, increased interest income on investment securities.

Core costs and expenses increased by $5.7 million in the first quarter of 2015 due to an increase in interest expense associated with the various facilities utilized to fund the growth of our investment portfolio.  The outstanding balance of the Lending Segment’s secured financing agreements increased by $840.2 million since March 31, 2014.

Core other income decreased by $0.9 million, principally due to an unfavorable swing from realized gains to losses on foreign currency denominated assets, partially offset by a favorable swing from realized losses to gains on related derivatives.

Investing and Servicing Segment

The Investing and Servicing Segment’s Core Earnings increased by $4.6 million,  from $56.3 million during the first quarter of 2014 to $60.9 million in the first quarter of 2015. After making adjustments for the calculation of Core Earnings, revenues were $89.0 million, costs and expenses were $37.2 million, other income was $25.2 million and income taxes were $16.0 million.

Core revenues decreased by $2.1 million in the first quarter of 2015, primarily due to a decrease of $5.2 million in servicing fees partially offset by increases of $2.1 million in interest income on our conduit loans and $1.0 million in other revenues, including rental income.

Core costs and expenses decreased by $7.8 million in the first quarter of 2015, primarily due to a decrease in general and administrative expenses of $8.9 million, principally relating to incentive and other compensation and non-recurring legal fees, partially offset by an increase of $1.2 million in interest expense on our conduit loan financing facilities.

Core other income increased by $9.3 million in the first quarter of 2015, primarily due to a gain on the sale of a commercial real estate asset.

Income taxes, which principally relate to the operating results of our servicing and conduit businesses which are held in TRSs,  increased $10.4 million due to  a taxable gain on the sale of a commercial real estate asset as well as other increases in our TRS income.

Corporate

Core corporate costs and expenses increased by $11.6 million, from $35.6 million in the first quarter of 2014 to $47.2 million in the first quarter of 2015. This increase was primarily due to a $5.8 million increase in interest expense related to our October 2014 issuance of Convertible Notes due 2017 and the $5.3 million loss on extinguishment of a portion of our Convertible Notes due 2019.

Single Family Residential Segment

As discussed in Note 1 to our condensed consolidated financial statements included herein, our former single family residential (“SFR”) segment was spun off to our stockholders on January 31, 2014.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet our cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make new investments where appropriate, pay dividends to our stockholders, and other general business needs. We closely monitor our liquidity position and believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations for at least the next 12 months. Our strategy for managing liquidity and capital resources has not changed since December 31, 2014, other than as set forth below.  Refer to our Form 10-K for a description of these strategies.

Cash and Cash Equivalents

As of March 31, 2015, we had cash and cash equivalents of $360.7 million.

Cash Flows for the Three Months Ended March 31, 2015 (amounts in thousands)

		VIE	Excluding Investing
	GAAP	Adjustments	and Servicing VIEs
Net cash provided by operating activities	$114,146	$131	$114,277
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(649,886)	—	(649,886)
Proceeds from principal collections and sale of loans	370,862	—	370,862
Purchase of investment securities	(67,247)	(51,538)	(118,785)
Proceeds from sales and collections of investment securities	16,450	10,553	27,003
Deposit on property acquisition	(18,178)	—	(18,178)
Proceeds from sale of properties	33,056	—	33,056
Net cash flows from other investments and assets	(16,219)	—	(16,219)
Decrease in restricted cash, net	5,326	—	5,326
Net cash used in investing activities	(325,836)	(40,985)	(366,821)
Cash Flows from Financing Activities:
Borrowings under financing agreements	1,320,732	—	1,320,732
Principal repayments on and repurchases of borrowings	(847,288)	—	(847,288)
Payment of deferred financing costs	(1,263)	—	(1,263)
Proceeds from common stock issuances, net of offering costs	55	—	55
Payment of dividends	(108,189)	—	(108,189)
Distributions to non-controlling interests	(359)	—	(359)
Issuance of debt of consolidated VIEs	6,763	(6,763)	—
Repayment of debt of consolidated VIEs	(51,538)	51,538	—
Distributions of cash from consolidated VIEs	3,790	(3,790)	—
Net cash provided by financing activities	322,703	40,985	363,688
Net increase in cash and cash equivalents	111,013	131	111,144
Cash and cash equivalents, beginning of period	255,187	(786)	254,401
Effect of exchange rate changes on cash	(5,480)	—	(5,480)
Cash and cash equivalents, end of period	$360,720	$(655)	$360,065

The discussion below is on a non-GAAP basis, after removing adjustments principally resulting from the consolidation of Investing and Servicing Segment’s VIEs under ASC 810. These adjustments principally relate to (i) purchase of CMBS related to consolidated VIEs, which are reflected as repayments of VIE debt on a GAAP basis and (ii) sales of CMBS related to consolidated VIEs, which are reflected as VIE distributions on a GAAP basis. There is no significant net impact to cash flows from operations or to overall cash resulting from these consolidations. Refer to Note 2 to our condensed consolidated financial statements included herein for further discussion.

Cash and cash equivalents increased by $111.1 million during the three months ended March 31, 2015, reflecting net cash provided by operating activities of $114.3 million and net cash provided by financing activities of $363.7 million partially offset by net cash used in investing activities of $366.8 million.

Net cash provided by operating activities of $114.3 million for the three months ended March 31, 2015 related primarily to cash interest income of $157.3 million from our loan origination and conduit programs, plus cash interest income on investment securities of $37.4 million. Servicing fees provided cash of $51.0 million and other revenues provided $8.1 million. Offsetting these revenues were cash interest expense of $48.4 million, a net change in operating assets and liabilities of $33.7 million, general and administrative expenses of $28.7 million, management fees of $24.6 million, income tax payments of $2.9 million and acquisition and investment pursuit costs of $1.2 million.

Net cash used in investing activities of $366.8 million for the three months ended March 31, 2015 related primarily to the origination and acquisition of new loans held-for-investment of $649.9 million and the purchase of investment securities of $118.8 million, partially offset by proceeds received from principal repayments and sales of loans of $370.9 million and investment securities of $27.0 million.

Net cash provided by financing activities of $363.7 million for the three months ended March 31, 2015 related primarily to net borrowings after repayments and repurchases of our secured debt and Convertible Notes of $473.4 million, partially offset by dividend distributions of $108.2 million.

Our Investment Portfolio

Lending Segment

The following table sets forth the amount of each category of investments we owned across various property types within our Lending Segment as of March 31, 2015 and December 31, 2014 (amounts in thousands):

						Unlevered
	Face	Carrying	Asset Specific	Net		Return on
	Amount	Value	Financing	Investment	Vintage	Asset
March 31, 2015
First mortgages	$4,069,068	$4,005,513	$2,234,530	$1,770,983	1989-2015	6.0%
Subordinated mortgages	353,614	325,172	20,005	305,167	1998-2013	10.9%
Mezzanine loans	1,707,767	1,713,394	195,630	1,517,764	2005-2015	11.0%
Loans transferred as secured borrowings	95,000	95,000	95,000	—	N/A
Loan loss allowance	—	(6,348)	—	(6,348)	N/A
RMBS—AFS(1)	258,755	197,385	117,125	80,260	2003-2007	12.5%
CMBS—AFS(1)	88,908	94,909	—	94,909	2012	12.3%
HTM securities(2)	499,302	501,686	97,785	403,901	2013-2015	8.7%
Equity security	13,544	14,045	—	14,045	N/A
Investments in unconsolidated entities	N/A	165,830	—	165,830	N/A	8.6%
	$7,085,958	$7,106,586	$2,760,075	$4,346,511

December 31, 2014
First mortgages	$3,888,336	$3,826,769	$1,803,955	$2,022,814	1989-2014	6.2%
Subordinated mortgages	374,859	345,091	2,000	343,091	1998-2014	11.0%
Mezzanine loans	1,601,453	1,605,478	57,678	1,547,800	2005-2014	11.2%
Loans transferred as secured borrowings	129,570	129,427	129,441	(14)	N/A
Loan loss allowance	—	(6,031)	—	(6,031)	N/A
RMBS—AFS(1)	270,783	207,053	101,886	105,167	2003-2007	12.3%
CMBS—AFS(1)	93,686	100,349	—	100,349	2012-2013	12.1%
HTM securities(2)	440,253	441,995	97,103	344,892	2013-2014	8.6%
Equity security	14,237	15,120	—	15,120	N/A
Investments in unconsolidated entities	N/A	152,012	—	152,012	N/A	8.4%
	$6,813,177	$6,817,263	$2,192,063	$4,625,200

(1)	RMBS and CMBS available-for-sale (“AFS”) securities.
(2)	Mandatorily redeemable preferred equity interests in commercial real estate entities and CMBS held-to-maturity (“HTM”).

As of March 31, 2015 and December 31, 2014, our Lending Segment’s investment portfolio, excluding RMBS and other investments, had the following characteristics based on carrying values:

Collateral Property Type	March 31, 2015	December 31, 2014
Office	41.7%	42.1%
Hospitality	23.8%	24.7%
Multi-family	12.8%	13.1%
Mixed Use	9.7%	8.8%
Retail	9.0%	8.3%
Industrial	1.9%	1.9%
Residential	1.1%	1.1%
	100.0%	100.0%

Geographic Location	March 31, 2015	December 31, 2014
North East	27.4%	26.8%
West	24.9%	25.6%
South East	13.4%	12.4%
International	12.6%	14.2%
Midwest	9.3%	8.5%
South West	6.3%	6.1%
Mid Atlantic	6.1%	6.4%
	100.0%	100.0%

Investing and Servicing Segment

The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of March 31, 2015 and December 31, 2014 (amounts in thousands):

				Asset
	Face	Carrying		Specific	Net
	Amount	Value		Financing	Investment
March 31, 2015
CMBS, fair value option	$4,448,345	$806,876	(1)	$131,702	$675,174
Servicing rights intangibles	N/A	181,524	(2)	—	181,524
Loans held-for-sale, fair value option	338,795	343,770		239,715	104,055
Loans held-for-investment	4,784	3,094		—	3,094
Investments in unconsolidated entities	N/A	50,855		—	50,855
Commercial real estate	N/A	24,587		14,000	10,587
	$4,791,924	$1,410,706		$385,417	$1,025,289
December 31, 2014
CMBS, fair value option	$4,281,364	$753,553	(1)	$—	$753,553
Servicing rights intangibles	N/A	190,207	(2)	—	190,207
Loans held-for-sale, fair value option	390,342	391,620		208,363	183,257
Loans held-for-investment	9,685	7,931		—	7,931
Investments in unconsolidated entities	N/A	48,693		—	48,693
Commercial real estate	N/A	39,854		14,000	25,854
	$4,681,391	$1,431,858		$222,363	$1,209,495

(1)	Includes $593.6 million and $519.8 million of CMBS reflected in “VIE liabilities” in accordance with ASC 810 as of March 31, 2015 and December 31, 2014, respectively.
(2)	Includes $42.7 million and $46.1 million of servicing rights intangibles reflected in “VIE assets” in accordance with ASC 810 as of March 31, 2015 and December 31, 2014, respectively.

New Credit Facilities and Amendments

Refer to Note 8 of our condensed consolidated financial statements herein for a detailed discussion of new credit facilities and amendments to existing credit facilities executed since December 31, 2014.

Borrowings under Various Secured Financing Arrangements

The following table is a summary of our secured financing facilities as of March 31, 2015 (dollar amounts in thousands):

				Pledged					Approved
				Asset	Maximum				but	Unallocated
	Current	Extended		Carrying	Facility		Outstanding		Undrawn	Financing
	Maturity	Maturity(a)	Pricing	Value	Size		Balance		Capacity(b)	Amount(c)
Lender 1 Repo 1	(d)	(d)	LIBOR + 1.85% to 5.25%	$1,474,127	$1,250,000		$1,040,651		$—	$209,349
Lender 1 Repo 2	(e)	N/A	LIBOR + 1.90%	195,032	125,000		117,125		—	7,875
Lender 2 Repo 1	Oct 2015	Oct 2018	LIBOR + 1.75% to 2.75%	410,800	325,000		304,596		—	20,404
Lender 3 Repo 1	May 2017	May 2019	LIBOR + 2.85%	177,443	123,366		123,366		—	—
Conduit Repo 1	Sep 2015	Sep 2016	LIBOR + 1.90%	72,603	150,000		53,513		—	96,487
Conduit Repo 2	Nov 2015	Nov 2016	LIBOR + 2.10%	155,532	150,000		115,376		—	34,624
Conduit Repo 3	Feb 2018	Feb 2019	LIBOR + 2.10%	96,419	150,000		70,826		—	79,174
Lender 4 Repo 1	Oct 2015	Oct 2017	LIBOR + 2.60%	396,381	311,178		311,178		—	—
Lender 6 Repo 1	Aug 2017	Aug 2018	LIBOR + 2.75% to 3.00%	572,477	500,000		398,201		—	101,799
Lender 7 Repo 1	Dec 2016	N/A	LIBOR + 2.60% to 2.70%	50,377	39,024		39,024		—	—
Lender 8 Mortgage	Nov 2024	N/A	4.59%	17,904	14,000		14,000		—	—
Lender 9 Repo 1	(f)	(f)	LIBOR + 1.40% to 1.85%	275,061	190,463		190,463		—	—
Borrowing Base	Sep 2015	Sep 2017	LIBOR + 3.25%(g)	1,009,289	450,000	(h)	272,173		—	177,827
Term Loan	Apr 2020	N/A	LIBOR + 2.75%(g)	2,665,096	663,347		661,342	(i)	—	—
				$7,568,541	$4,441,378		$3,711,834		$—	$727,539

(a)	Subject to certain conditions as defined in the respective facility agreement.

(b)	Approved but undrawn capacity represents the total draw amount that has been approved by the lender related to those assets that have been pledged as collateral, less the drawn amount.

(c)	Unallocated financing amount represents the maximum facility size less the total draw capacity that has been approved by the lender.

(d)	Maturity date for borrowings collateralized by loans of January 2017 before extension options and January 2019 assuming initial extension options.

(e)	The date that is 180 days after the buyer delivers notice to seller, subject to a maximum date of March 2017.

(f)	Facility carries a rolling twelve month term which may reset monthly with the lender’s consent. Current maturity is March 2016.

(g)	Subject to borrower’s option to choose alternative benchmark based rates pursuant to the terms of the credit agreement. The Term Loan is also subject to a 75 basis point floor.

(h)	Maximum borrowings under this facility were temporarily increased from $250.0 million to $450.0 million. This increase expires in June 2015.

(i)	Term loan outstanding balance is net of $2.0 million of unamortized discount.

During the three months ended March 31, 2015 and 2014, our weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 3.2% and 3.5%, respectively.  As of March 31, 2015, Wells Fargo Bank, N.A. (“Lender 1”) is our largest creditor through two repurchase facilities.

Refer to Note 8 of our condensed consolidated financial statements included herein for further disclosure regarding the terms of our financing arrangements.

Borrowings under Convertible Senior Notes

The following table is a summary of our unsecured convertible senior notes outstanding as of March 31, 2015 (amounts in thousands, except rates):

						Remaining
	Principal	Coupon	Effective	Conversion	Maturity	Period of
	Amount	Rate	Rate	Rate	Date	Amortization
2017 Notes	$431,250	3.75%	5.87%	41.7397	10/15/2017	2.5	years
2018 Notes	$599,981	4.55%	6.10%	45.3639	3/1/2018	2.9	years
2019 Notes	$355,872	4.00%	5.37%	48.2112	1/15/2019	3.8	years

During the three months ended March 31, 2015 and 2014, the weighted average effective borrowing rates on our Convertible Notes were 5.7% and 5.6%, respectively. These effective borrowing rates include the effects of underwriter purchase discount and the adjustment for the conversion option, the initial value of which reduced the balance of the notes.

Refer to Note 9 of our condensed consolidated financial statements included herein for further disclosure regarding the terms of our convertible senior notes.

Variance between Average and Quarter-End Credit Facility Borrowings Outstanding

The following table compares the average amount outstanding of our secured financing agreements during each quarter and the amount outstanding as of the end of each quarter, together with an explanation of significant variances (dollar amounts in thousands):

		Weighted-Average		Explanations
	Quarter-End	Balance During		for Significant
Quarter Ended	Balance	Quarter	Variance	Variances
December 31, 2014	3,137,789	2,745,631	392,158	(a)
March 31, 2015	3,711,834	3,455,082	256,752	(b)

(a)

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

(b)

Variance primarily due to the following: (i) $131.7 million drawn on the Lender 9 Repo 1 facility in March 2015; (ii) $67.7 million drawn on the Lender 1 Repo 1 facility in March 2015 and (iii) $63.1 million drawn on Lender 2 Repo 1 facility in March 2015.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities

The following scheduled and/or projected principal repayments on our investments were based upon the amounts outstanding and contractual terms of the financing facilities in effect as of March 31, 2015 (amounts in thousands):

	Scheduled Principal	Scheduled/Projected	Projected/Required	Scheduled Principal
	Repayments on Loans	Principal Repayments	Repayments of	Inflows Net of
	and Preferred Interests	on RMBS and CMBS	Financing	Financing Outflows
Second Quarter 2015	$368,913	$8,627	$(476,116)	$(98,576)
Third Quarter 2015	61,136	96,455	(46,610)	110,981
Fourth Quarter 2015	31,568	19,954	(16,932)	34,590
First Quarter 2016	107,617	12,968	(5,837)	114,748
Total	$569,234	$138,004	$(545,495)	$161,743

In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

Issuances of Equity Securities

We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At March 31, 2015, we had 100,000,000 shares of preferred stock available for issuance and 275,663,332 shares of common stock available for issuance.

Refer to Note 15 of our condensed consolidated financial statements included herein for discussion of our issuances of equity securities during the three months ended March 31, 2015.

Subsequent to March 31, 2015, we issued additional common shares under our currently effective shelf registration.  Refer to Note 22 of our condensed consolidated financial statements included herein for further discussion.

Other Potential Sources of Financing

In the future, we may use other sources of financing to fund the acquisition of our target assets, including other secured as well as unsecured forms of borrowing and sale of certain investment securities which no longer meet our return requirements.

Repurchases of Equity Securities and Convertible Notes

On September 26, 2014, our board of directors authorized and announced the repurchase of up to $250 million of our outstanding common stock over a period of one year. On December 16, 2014, our board of directors amended the repurchase program to allow for the repurchase of our outstanding convertible senior notes.  Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are discretionary and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. During the three months ended March 31, 2015, we repurchased $104.1 million aggregate principal of our 2019 Notes for $119.8 million and incurred related transaction expenses of $0.1 million. As of March 31, 2015, we have $117.1 million of remaining capacity to repurchase common stock or Convertible Notes under the repurchase program.

Off-Balance Sheet Arrangements

We have relationships with unconsolidated entities and financial partnerships, such as entities often referred to as VIEs. We are not obligated to provide, nor have we provided, any financial support for any VIEs. As such, the risk associated with our involvement is limited to the carrying value of our investment in the entity. Refer to Note 13 of our condensed consolidated financial statements included herein for further discussion.

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

The Company’s board of directors declared the following dividend during the three months ended March 31, 2015:

Declare Date	Record Date	Payment Date	Amount	Frequency
2/25/2015	3/31/15	4/15/15	$0.48	Quarterly

On May 5, 2015, our board of directors declared a dividend of $0.48 per share for the second quarter of 2015, which is payable on July 15, 2015 to common stockholders of record as of June 30, 2015.

Leverage Policies

Our strategies with regards to use of leverage have not changed significantly since December 31, 2014.  Refer to our Form 10-K for a description of our strategies regarding use of leverage.

Contractual Obligations and Commitments

Contractual obligations as of March 31, 2015 are as follows (amounts in thousands):

		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Secured financings(a)	$3,713,839	$545,495	$1,375,068	$1,163,774	$629,502
Convertible senior notes	1,387,103	—	1,031,231	355,872	—
Secured borrowings on transferred loans(b)	95,000	—	95,000	—	—
Loan funding commitments(c)	1,727,213	955,262	764,675	7,276	—
Future lease commitments	35,176	6,292	11,663	11,023	6,198
Total	$6,958,331	$1,507,049	$3,277,637	$1,537,945	$635,700

(a)	Includes available extension options.
(b)

These amounts relate to financial asset sales that were required to be accounted for as secured borrowings. As a result, the assets we sold remain on our consolidated balance sheet for financial reporting purposes. Such assets are expected to provide match funding for these liabilities.

(c)

Excludes $265.4 million of loan funding commitments which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower either earlier than, or in excess of, expectations.  In addition, this amount excludes any funding commitments which may be required pursuant to Company guarantees.  In certain instances, particularly with loans involving multiple construction lenders, the Company has guaranteed the future funding obligations of third party lenders in the event that such third parties fail to fund their proportionate share of the obligation in a timely manner.  We are currently unaware of any circumstances which would require us to make payments under any of these guarantees and, as a result, have not included any such amounts in the above table.

The table above does not include interest payable, amounts due under our management agreement or derivative agreements as those contracts do not have fixed and determinable payments.

Critical Accounting Estimates

Refer to the section of our Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” for a full discussion of our critical accounting estimates.  Our critical accounting estimates have not materially changed since December 31, 2014.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of our capital stock. While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience and seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.  Our strategies for managing risk and our exposure to such risks have not changed materially since December 31, 2014.  Refer to our Form 10-K Item 7A for further discussion.

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

We seek to further manage credit risk associated with our loans held-for-sale through the purchase of credit index instruments.  The following table presents our credit index instruments as of March 31, 2015 and December 31, 2014 (dollar amounts in thousands):

	Face Value of	Aggregate Notional Value of	Number of
	Loans Held-for-Sale	Credit Index Instruments	Credit Index Instruments
March 31, 2015	$338,795	$40,000	11
December 31, 2014	$390,342	$45,000	12

Refer to Note 5 of our condensed consolidated financial statements for a discussion of weighted average ratings of our investments securities.

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations such as repurchase agreements, bank credit facilities, term loans, revolving facilities and securitizations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we mitigate such interest rate risk through the utilization of interest rate swaps of the same duration. The following table presents financial instruments where we have utilized interest rate swaps to hedge interest rate risk and the related interest rate swaps as of March 31, 2015 and December 31, 2014 (dollar amounts in thousands):

		Aggregate Notional
	Face Value of	Value of Interest	Number of Interest
	Hedged Instruments	Rate Swaps	Rate Swaps
Instrument hedged as of March 31, 2015
Loans held-for-investment	$9,000	$9,000	2
Loans held-for-sale	338,795	285,800	55
RMBS, available-for-sale	258,755	74,000	3
Secured financing agreements	235,440	190,043	9
	$841,990	$558,843	69
Instrument hedged as of December 31, 2014
Loans held-for-investment	$9,000	$9,000	2
Loans held-for-sale	390,342	338,500	54
RMBS, available-for-sale	270,783	74,000	3
Secured financing agreements	220,729	218,165	8
	$890,854	$639,665	67

The following table summarizes the estimated annual change in net investment income for our LIBOR-based investments and our LIBOR-based debt assuming increases or a decrease in LIBOR and adjusted for the effects of our interest rate hedging activities (amounts in thousands):

	Variable-rate
	investments and	3.0%	2.0%	1.0%	1.0%
Income (Expense) Subject to Interest Rate Sensitivity	indebtedness	Increase	Increase	Increase	Decrease (1)
Investment income from variable-rate investments	$5,378,662	$171,165	$112,184	$53,488	$(8,681)
Interest expense from variable-rate debt	(3,727,839)	(107,816)	(70,818)	(33,819)	6,797
Net investment income from variable rate instruments	$1,650,823	$63,349	$41,366	$19,669	$(1,884)
Impact per diluted average shares outstanding		$0.28	$0.18	$0.09	$(0.01)

(1)	Assumes LIBOR does not go below 0%.

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

Consistent with our strategy of hedging foreign currency exposure on certain investments, we typically enter into a series of forwards to fix the U.S. dollar amount of foreign currency denominated cash flows (interest and principal payments) we expect to receive from our foreign currency denominated loans and investment securities. Accordingly, the notional values and expiration dates of our foreign currency hedges approximate the amounts and timing of future payments we expect to receive on the related investments.  The following table represents our current currency hedge exposure as it relates to our loans and investment securities denominated in foreign currencies, along with the aggregate notional amount of the hedges in place (amounts in thousands except for number of contracts, using the March 31, 2015 pound sterling (“GBP”) closing rate of 1.4818, Euro (“EUR”) closing rate of 1.0731, Swedish Krona (“SEK”) closing rate of 0.1159, Norwegian Krone (“NOK”) closing rate of 0.1241, Danish Krone (“DKK”) closing rate of 0.1437):

Carrying Value of	Local	Number of Foreign	Aggregate Notional Value
Investment	Currency	Exchange Contracts	of Hedges Applied	Expiration Range of Contracts
$104,073	GBP	3	$125,914	July 2016
7,904	GBP	3	11,738	January 2017
9,987	GBP	13	10,572	April 2015 – March 2016
94,909	GBP	2	99,244	September 2015 – March 2016
21,996	GBP	7	25,236	April 2015 – August 2016
6,856	EUR, DKK, NOK, SEK	6	11,129	December 2015
88,091	GBP	9	106,314	April 2015 – April 2017
25,788	GBP	8	31,317	May 2015 – February 2017
24,043	EUR	4	27,248	May 2015 – February 2016
18,378	EUR	1	18,377	May 2015
14,045	GBP	13	16,388	April 2015 – January 2018
45,399	EUR	16	46,554	April 2015 – October 2016
35,645	EUR	10	41,051	February 2016 – October 2016
$497,114		95	$571,082

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting.  No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

Currently, no material legal proceedings are pending or, to our knowledge, threatened or contemplated against us, that could have a material adverse effect on our business, financial position or results of operations.

Item 1A.    Risk Factors.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

STARWOOD PROPERTY TRUST, INC.

Date: May 5, 2015	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: May 5, 2015	By:	/s/ RINA PANIRY
Rina Paniry Chief Financial Officer, Treasurer, Chief Accounting Officer and Principal Financial Officer

Item 6.  Exhibits.

(a)Index to Exhibits

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