Form 10-Q
period 2015-06-30
STARWOOD PROPERTY TRUST, INC.
filed 2015-08-04
CIK 1465128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of July 30, 2015 was 238,580,962.

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

These forward-looking statements are based largely on our current beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors that may cause actual results to vary from our forward-looking statements include, but are not limited to:

•

factors described in our Annual Report on Form 10-K for the year ended December 31, 2014, this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, including those set forth under the captions “Risk Factors” and “Business”;

•	defaults by borrowers in paying debt service on outstanding indebtedness;

•	impairment in the value of real estate property securing our loans or in which we invest;

•	availability of mortgage origination and acquisition opportunities acceptable to us;

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands, except share data)

	As of	As of
	June 30, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$446,478	$255,187
Restricted cash	26,791	48,704
Loans held-for-investment, net	5,915,396	5,779,238
Loans held-for-sale ($279,352 and $391,620 held at fair value)	367,408	391,620
Loans transferred as secured borrowings	135,940	129,427
Investment securities ($522,704 and $556,253 held at fair value)	877,238	998,248
Properties, net	397,016	39,854
Intangible assets ($128,109 and $132,303 held at fair value)	175,607	144,152
Investment in unconsolidated entities	204,255	193,983
Goodwill	140,437	140,437
Derivative assets	25,026	26,628
Accrued interest receivable	38,354	40,102
Other assets	116,198	95,652
Variable interest entity (“VIE”) assets, at fair value	92,719,092	107,816,065
Total Assets	$101,585,236	$116,099,297
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$141,087	$144,516
Related-party payable	24,559	40,751
Dividends payable	115,575	108,189
Derivative liabilities	6,290	5,476
Secured financing agreements, net	3,579,503	3,137,789
Convertible senior notes, net	1,315,245	1,418,022
Secured borrowings on transferred loans	137,302	129,441
VIE liabilities, at fair value	92,046,550	107,232,201
Total Liabilities	97,366,111	112,216,385
Commitments and contingencies (Note 21)
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 240,194,174 issued and 238,580,424 outstanding as of June 30, 2015 and 224,752,053 issued and 223,538,303 outstanding as of December 31, 2014	2,402	2,248
Additional paid-in capital	4,173,869	3,835,725
Treasury stock (1,613,750 shares and 1,213,750 shares)	(32,464)	(23,635)
Accumulated other comprehensive income	45,901	55,896
Retained earnings (accumulated deficit)	4,123	(9,378)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,193,831	3,860,856
Non-controlling interests in consolidated subsidiaries	25,294	22,056
Total Equity	4,219,125	3,882,912
Total Liabilities and Equity	$101,585,236	$116,099,297

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Interest income from loans	$118,292	$105,455	$236,721	$210,365
Interest income from investment securities	23,810	27,620	51,554	57,074
Servicing fees	30,154	32,681	58,411	66,892
Rental income	5,014	2,552	7,686	3,135
Other revenues	1,390	2,442	3,137	5,263
Total revenues	178,660	170,750	357,509	342,729
Costs and expenses:
Management fees	26,821	25,085	54,789	52,906
Interest expense	49,799	37,695	100,333	75,526
General and administrative	41,404	43,094	76,668	89,195
Acquisition and investment pursuit costs	4,867	771	6,053	1,165
Costs of rental operations	1,211	1,674	2,909	2,106
Depreciation and amortization	5,828	5,154	9,913	9,790
Loan loss allowance, net	2,661	(139)	2,978	358
Other expense	—	4,352	375	5,609
Total costs and expenses	132,591	117,686	254,018	236,655
Income before other income, income taxes and non-controlling interests	46,069	53,064	103,491	106,074
Other income:
Change in net assets related to consolidated VIEs	55,873	47,028	103,734	103,032
Change in fair value of servicing rights	(2,652)	(5,523)	(4,194)	(10,774)
Change in fair value of investment securities, net	1,446	4,959	947	13,320
Change in fair value of mortgage loans held-for-sale, net	10,831	11,608	31,962	32,501
Earnings from unconsolidated entities	8,951	9,563	15,041	9,627
Gain on sale of investments and other assets, net	209	10,078	17,407	11,633
(Loss) gain on derivative financial instruments, net	(19,530)	(9,790)	5,093	(17,656)
Foreign currency gain (loss), net	20,854	3,777	(9,453)	5,254
Total other-than-temporary impairment (“OTTI”)	—	(800)	—	(1,992)
Noncredit portion of OTTI recognized in other comprehensive income	—	3	—	982
Net impairment losses recognized in earnings	—	(797)	—	(1,010)
Loss on extinguishment of debt	(629)	—	(5,921)	—
Other income, net	10	692	55	710
Total other income	75,363	71,595	154,671	146,637
Income from continuing operations before income taxes	121,432	124,659	258,162	252,711
Income tax provision	(3,792)	(4,277)	(19,743)	(9,897)
Income from continuing operations	117,640	120,382	238,419	242,814
Loss from discontinued operations, net of tax (Note 3)	—	—	—	(1,551)
Net income	117,640	120,382	238,419	241,263
Net income attributable to non-controlling interests	(492)	(2,514)	(908)	(2,794)
Net income attributable to Starwood Property Trust, Inc.	$117,148	$117,868	$237,511	$238,469

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic:
Income from continuing operations	$0.49	$0.53	$1.03	$1.14
Loss from discontinued operations	—	—	—	(0.01)
Net income	$0.49	$0.53	$1.03	$1.13
Diluted:
Income from continuing operations	$0.49	$0.52	$1.02	$1.12
Loss from discontinued operations	—	—	—	(0.01)
Net income	$0.49	$0.52	$1.02	$1.11

Dividends declared per common share	$0.48	$0.48	$0.96	$0.96

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, amounts in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$117,640	$120,382	$238,419	$241,263
Other comprehensive income (loss) (net change by component):
Cash flow hedges	123	(93)	(140)	29
Available-for-sale securities	(1,857)	(9,618)	(9,820)	(6,120)
Foreign currency remeasurement	8,273	4,558	(35)	5,604
Other comprehensive income (loss)	6,539	(5,153)	(9,995)	(487)
Comprehensive income	124,179	115,229	228,424	240,776
Less: Comprehensive income attributable to non-controlling interests	(492)	(2,514)	(908)	(2,794)
Comprehensive income attributable to Starwood Property Trust, Inc.	$123,687	$112,715	$227,516	$237,982

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited, amounts in thousands, except share data)

								Total
							Accumulated	Starwood
						(Accumulated	Other	Property
	Common stock		Additional			Deficit)	Comprehensive	Trust, Inc.	Non-
		Par	Paid-in	Treasury Stock		Retained	Income	Stockholders’	Controlling	Total
	Shares	Value	Capital	Shares	Amount	Earnings	(Loss)	Equity	Interests	Equity

Balance, January 1, 2015	224,752,053	$2,248	$3,835,725	1,213,750	$(23,635)	$(9,378)	$55,896	$3,860,856	$22,056	$3,882,912
Proceeds from public offering of common stock	13,800,000	138	326,004	—	—	—	—	326,142	—	326,142
Proceeds from DRIP Plan	6,404	—	154	—	—	—	—	154	—	154
Equity offering costs	—	—	(892)	—	—	—	—	(892)	—	(892)
Common stock repurchased	—	—	—	400,000	(8,829)	—	—	(8,829)	—	(8,829)
Equity component of 4.0% Convertible Senior Notes repurchase	—	—	(17,727)	—	—	—	—	(17,727)	—	(17,727)
Share-based compensation	1,112,157	11	17,871	—	—	—	—	17,882	—	17,882
Manager incentive fee paid in stock	523,560	5	12,734	—	—	—	—	12,739	—	12,739
Net income	—	—	—	—	—	237,511	—	237,511	908	238,419
Dividends declared, $0.96 per share	—	—	—	—	—	(224,010)	—	(224,010)	—	(224,010)
Other comprehensive loss, net	—	—	—	—	—	—	(9,995)	(9,995)	—	(9,995)
VIE non-controlling interests	—	—	—	—	—	—	—	—	1,045	1,045
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	2,077	2,077
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(792)	(792)
Balance, June 30, 2015	240,194,174	$2,402	$4,173,869	1,613,750	$(32,464)	$4,123	$45,901	$4,193,831	$25,294	$4,219,125

Balance, January 1, 2014	196,139,045	$1,961	$4,300,479	625,850	$(10,642)	$(84,719)	$75,449	$4,282,528	$44,605	$4,327,133
Proceeds from public offering of common stock	25,300,000	253	564,442	—	—	—	—	564,695	—	564,695
Proceeds from ATM Agreement	759,000	8	18,338	—	—	—	—	18,346	—	18,346
Proceeds from DRIP Plan	481	—	12	—	—	—	—	12	—	12
Equity offering costs	—	—	(1,636)	—	—	—	—	(1,636)	—	(1,636)
Share-based compensation	735,014	7	14,724	—	—	—	—	14,731	—	14,731
Manager incentive fee paid in stock	290,604	3	6,959	—	—	—	—	6,962	—	6,962
Net income	—	—	—	—	—	238,469	—	238,469	2,794	241,263
Dividends declared, $0.96 per share	—	—	—	—	—	(203,436)	—	(203,436)	—	(203,436)
Spin-off of Starwood Waypoint Residential Trust	—	—	(1,118,743)	—	—	—	—	(1,118,743)	(1,594)	(1,120,337)
Other comprehensive loss, net	—	—	—	—	—	—	(487)	(487)	—	(487)
VIE non-controlling interests	—	—	—	—	—	—	—	—	996	996
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(33,409)	(33,409)
Balance, June 30, 2014	223,224,144	$2,232	$3,784,575	625,850	$(10,642)	$(49,686)	$74,962	$3,801,441	$13,392	$3,814,833

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	For the Six Months Ended
	June 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$238,419	$241,263
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	7,159	5,543
Amortization of convertible debt discount and deferred fees	10,503	6,209
Accretion of net discount on investment securities	(16,314)	(11,680)
Accretion of net deferred loan fees and discounts	(18,139)	(10,147)
Amortization of net premium (discount) from secured borrowings on transferred loans	4	(824)
Share-based compensation	17,882	14,731
Share-based component of incentive fees	12,739	6,962
Change in fair value of fair value option investment securities	(947)	(13,320)
Change in fair value of consolidated VIEs	3,663	(25,610)
Change in fair value of servicing rights	4,194	10,774
Change in fair value of loans held-for-sale	(31,962)	(32,501)
Change in fair value of derivatives	(8,782)	16,494
Foreign currency loss (gain), net	9,659	(5,464)
Gain on sale of investments and other assets	(17,407)	(12,575)
Other-than-temporary impairment	—	1,010
Loan loss allowance, net	2,978	358
Depreciation and amortization	9,079	10,550
Earnings from unconsolidated entities	(15,041)	(9,627)
Distributions of earnings from unconsolidated entities	14,752	6,016
Loss on extinguishment of debt	5,921	—
Originations of loans held-for-sale, net of principal collections	(889,413)	(582,033)
Proceeds from sale of loans held-for-sale	1,033,644	666,793
Changes in operating assets and liabilities:
Related-party payable, net	(16,192)	6,682
Accrued and capitalized interest receivable, less purchased interest	(32,185)	(18,840)
Other assets	(11,452)	(10,535)
Accounts payable, accrued expenses and other liabilities	(17,810)	(29,787)
Net cash provided by operating activities	294,952	230,442
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(1,256,784)	(1,277,636)
Proceeds from principal collections on loans	698,901	587,018
Proceeds from loans sold	378,576	202,514
Purchase of investment securities	(147,423)	(53,453)
Proceeds from sales of investment securities	5,098	50,219
Proceeds from principal collections on investment securities	247,774	19,114
Real estate business combinations, net of cash acquired	(95,891)	—
Proceeds from sale of properties	33,056	1,784
Purchase of other assets	—	(15,502)
Investment in unconsolidated entities	(32,065)	(21,973)
Distribution of capital from unconsolidated entities	22,127	30,544
Payments for purchase or termination of derivatives	(13,894)	(14,253)
Proceeds from termination of derivatives	24,782	2,092
Return of investment basis in purchased derivative asset	177	798
Decrease (increase) in restricted cash, net	16,090	(5,941)
Spin-off of Starwood Waypoint Residential Trust	—	(111,960)
Acquisition and improvement of single family homes	—	(61,901)
Proceeds from sale of non-performing loans	—	1,153
Net cash used in investing activities	(119,476)	(667,383)

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited, amounts in thousands)

	For the Six Months Ended
	June 30,
	2015	2014
Cash Flows from Financing Activities:
Borrowings under financing agreements	$2,464,018	$1,807,229
Principal repayments on and repurchases of borrowings	(2,445,916)	(1,510,052)
Payment of deferred financing costs	(7,054)	(7,881)
Proceeds from common stock issuances	326,296	583,053
Payment of equity offering costs	(892)	(1,636)
Payment of dividends	(216,623)	(185,594)
Distributions to non-controlling interests	(792)	(33,409)
Purchase of treasury stock	(2,268)	—
Issuance of debt of consolidated VIEs	7,513	71,756
Repayment of debt of consolidated VIEs	(120,529)	(99,763)
Distributions of cash from consolidated VIEs	14,584	13,413
Net cash provided by financing activities	18,337	637,116
Net increase in cash and cash equivalents	193,813	200,175
Cash and cash equivalents, beginning of period	255,187	317,627
Effect of exchange rate changes on cash	(2,522)	825
Cash and cash equivalents, end of period	$446,478	$518,627
Supplemental disclosure of cash flow information:
Cash paid for interest	$81,208	$65,229
Income taxes paid	17,663	14,792
Supplemental disclosure of non-cash investing and financing activities:
Fair value of assets acquired	$393,774	$—
Fair value of liabilities assumed	297,883	—
Assets acquired from consolidated VIEs, net	31,309	—
Unsettled common stock repurchased	6,561	—
Dividends declared, but not yet paid	115,575	108,012
Consolidation of VIEs (VIE asset/liability additions)	5,657,627	23,991,532
Deconsolidation of VIEs (VIE asset/liability reductions)	(3,481,363)	6,038,375
Net assets distributed in spin-off of Starwood Waypoint Residential Trust	—	1,008,377
Unsettled trades and loans receivable	—	52,815

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2015

(Unaudited)

1. Business and Organization

Starwood Property Trust, Inc. (“STWD” together with its subsidiaries, “we” or the “Company”) is a Maryland corporation that commenced operations in August 2009, upon the completion of our initial public offering (“IPO”). We are focused primarily on originating, acquiring, financing and managing commercial mortgage loans and other commercial real estate debt investments, commercial mortgage-backed securities (“CMBS”), and other commercial real estate investments in both the U.S. and Europe. We refer to the following as our target assets:

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

During the three months ended June 30, 2015, we established a third business segment, real estate property (the “Property Segment”). We have three reportable business segments as of June 30, 2015:

•

Real estate lending (the “Lending Segment”)—engages primarily in originating, acquiring, financing and managing commercial first mortgages, subordinated mortgages, mezzanine loans, preferred equity, CMBS, RMBS and other real estate and real estate-related debt investments in both the U.S. and Europe that are held-for-investment.

•

Real estate investing and servicing (the “Investing and Servicing Segment”)—includes (i) servicing businesses in both the U.S. and Europe that manage and work out problem assets, (ii) an investment business that selectively acquires and manages unrated, investment grade and non-investment grade rated CMBS, including subordinated interests of securitization and resecuritization transactions, (iii) a mortgage loan business which originates conduit loans for the primary purpose of selling these loans into securitization transactions, and (iv) an investment business that selectively acquires commercial real estate assets, including properties acquired from CMBS trusts. This segment excludes the consolidation of securitization variable interest entities (“VIEs”).

•	Property Segment—engages primarily in acquiring and managing equity interests in stabilized commercial real estate properties that are held for investment.

On January 31, 2014, we completed the spin-off of our former single family residential (“SFR”) segment to our stockholders as discussed further in Note 3.

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

Refer to the segment data in Note 22 for a presentation of the Investing and Servicing Segment without consolidation of these VIEs.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results for the full year.

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

We elect the fair value option for initial and subsequent recognition of the assets and liabilities of our consolidated VIEs.  Interest income and interest expense associated with these VIEs are no longer relevant on a standalone basis because these amounts are already reflected in the fair value changes.  We have elected to present these items in a single line on our condensed consolidated statements of operations.  The residual difference shown on our condensed consolidated statements of operations in the line item “Change in net assets related to consolidated VIEs” represents our beneficial interest in the VIEs.

We separately present the assets and liabilities of our consolidated VIEs as individual line items on our consolidated balance sheets.  The assets of our consolidated VIEs consist of loans and foreclosed loans which have been temporarily converted into real estate owned.  These assets are presented in the aggregate because they are similar in nature and can only be used to settle the obligations of our consolidated VIEs. Because the VIE liabilities are more reliably measurable than the VIE assets, our current measurement methodology utilizes this value to determine the fair value of our VIE assets as a whole.  Due to the inherent limitations and difficulties involved in valuing individual loans and real estate owned within this type of VIE structure, separately presenting the two different asset categories would result in an arbitrary assignment of value to each, with one asset category representing a residual amount, as opposed to its fair value.  However, as a pool, the fair value of the assets is equal to the fair value of the liabilities.  Further, it is important to understand that the VIE bondholders could not access these assets individually.

The liabilities of our consolidated VIEs represent obligations to the bondholders of the related CMBS trusts. There is no recourse to the general credit of the Company for the obligations of our consolidated VIEs.

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

Upon repurchase of convertible debt instruments, ASC 470-20 requires the issuer to allocate total settlement consideration inclusive of transaction costs amongst the liability and equity components of the instrument based on the fair value of the liability component immediately prior to repurchase.  The difference between the settlement consideration allocated to the liability component and the net carrying value of the liability component including unamortized debt issuance costs is recognized as gain (loss) on extinguishment of debt in our condensed consolidated statements of operations.  The remaining settlement consideration allocated to the equity component is recognized as a reduction of additional paid-in capital in our condensed consolidated balance sheets.

Discontinued Operations

On January 31, 2014, we completed the spin-off of our former SFR segment to our stockholders as discussed in Note 3.  In accordance with ASC 205, Presentation of Financial Statements, the results of the SFR segment are presented within discontinued operations in our condensed consolidated statements of operations for the six months ended June 30, 2014.

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

As discussed above, we measure the assets and liabilities of consolidated VIEs at fair value pursuant to our election of the fair value option. The VIEs in which we invest are “static”; that is, no reinvestment is permitted, and there is no active management of the underlying assets. In determining the fair value of the assets and liabilities of the VIE, we maximize the use of observable inputs over unobservable inputs. We also acknowledge that our principal market for selling CMBS assets is the securitization market where the market participant is considered to be a CMBS trust or a collateralized debt obligation (“CDO”). This methodology results in the fair value of the assets of a static CMBS trust being equal to the fair value of its liabilities. Refer to Note 19 for further information regarding our fair value measurements.

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

Intangible Lease Assets

In accordance with ASC 805, Business Combinations, the acquirer in a business combination must recognize, with certain exceptions, the fair values of assets acquired, liabilities assumed, and non-controlling interests when the acquisition constitutes a change in control of the acquired entity.  In connection with the Ireland portfolio acquisition (refer to Note 3 for further discussion), we recognized intangible lease assets and liabilities associated with certain noncancelable operating leases of the acquired properties. These intangible lease assets and liabilities include in-place lease intangible assets, favorable lease intangible assets and unfavorable lease liabilities.  In-place lease intangible assets reflect the acquired benefit of purchasing properties with in-place leases and are measured based on estimates of direct costs associated with leasing the property and lost rental income during projected lease-up and free rent periods, both of which are avoided due to the presence of in-place leases at the acquisition date. Favorable and unfavorable lease intangible assets and liabilities reflect the terms of in-place tenant leases being either favorable or unfavorable relative to market terms at the acquisition date.  The estimated fair values of our favorable and unfavorable lease assets and liabilities at the respective acquisition dates represent the discounted cash flow differential between the contractual cash flows of such leases and the estimated cash flows that comparable leases at market terms would generate. Our intangible lease assets and liabilities are recognized within intangible assets and other liabilities, respectively, in our condensed consolidated balance sheet.  Our in-place lease intangible assets are amortized to amortization expense while our favorable and unfavorable lease intangible assets and liabilities are amortized to rental income, both over the remaining noncancelable term of the respective leases on a straight-line basis.

Properties

Our properties consist of commercial real estate properties held-for-investment and are recorded at cost, less accumulated depreciation and impairments, if any.  Properties consist of land, buildings and improvements.  Land is not depreciated, and buildings and improvements are depreciated on a straight-line basis over their estimated useful lives.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments are capitalized and depreciated on a straight-line basis over their estimated useful lives.  We review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the carrying amount of the property to the undiscounted future net cash flows it is expected to generate. If such carrying amounts exceed the expected undiscounted future net cash flows, we adjust the carrying amount of the property to its estimated fair value.

Revenue Recognition

Rental Income

Rental income is recognized when earned from tenants. For leases that provide rent concessions or fixed escalations over the lease term, rental income is recognized on a straight-line basis over the noncancelable term of the lease.  In net lease arrangements, costs reimbursable from tenants are recognized in rental income in the period in which the related expenses are incurred as we are generally the primary obligor with respect to purchasing goods and services for property operations.

Acquisition and Investment Pursuit Costs

Costs incurred in connection with acquiring properties, investments, loans and businesses, as well as in pursuing unsuccessful acquisitions and investments, are recorded within acquisition and investment pursuit costs in our condensed consolidated statements of operations when incurred.  These costs reflect services performed by third parties and principally include due diligence and legal services.

Earnings Per Share

We present both basic and diluted earnings per share (“EPS”) amounts in our financial statements.  Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from (i) our share-based compensation, consisting of unvested restricted stock (“RSAs”) and restricted stock units (“RSUs”), (ii) contingently issuable shares to our Manager, and (iii) the “in-the-money” conversion options associated with our outstanding convertible notes (see further discussion in Note 17). Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

The Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities.  Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities.  For the three and six months ended June 30, 2015 and 2014, the two-class method resulted in the most dilutive EPS calculation.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to our current period presentation.  In that regard, we have reclassified $39.9 million of commercial real estate properties from other assets to properties, net on our condensed consolidated balance sheet as of December 31, 2014.  Additionally, revenues of $2.6 million and $3.1 million previously reported in other revenue have been reclassified to rental income in our condensed consolidated statements of operations for the three and six months ended June 30, 2014, respectively.  Expenses of $1.7 million and $2.1 million previously reported in other expense have been reclassified to costs of rental operations in our condensed consolidated statements of operations for the three and six months ended June 30, 2014, respectively.

Recent Accounting Developments

On February 18, 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis, which amends the criteria for determining which entities are considered VIEs, amends the criteria for determining if a service provider possesses a variable interest in a VIE and ends the deferral granted to investment companies for application of the VIE consolidation model. The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2015. Early application is permitted. We are in the process of assessing what impact this ASU will have on the Company.

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

On May 28, 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which establishes key principles by which an entity determines the amount and timing of revenue recognized from customer contracts.  At issuance, the ASU was effective for the first interim or annual period beginning after December 15, 2016. On July 9, 2015, the FASB decided to delay the effective date of this ASU by one year, resulting in the ASU becoming effective for the first interim or annual period beginning after December 15, 2017.  Early application, which was not permissible under the initial effectiveness timeline, is now permissible though no earlier than as of the first interim or annual period beginning after December 15, 2016.  We do not expect the application of this ASU to materially impact the Company.

3.  Acquisitions and Divestitures

Ireland Portfolio Acquisition

On May 8, 2015, we acquired all of the outstanding shares of Cedar Real Estate Investments PLC (“Cedar Investments”), an investment fund which owns a portfolio of eight fully occupied office properties and one fully occupied multi-family property all subject to net lease arrangements and located in Dublin, Ireland.  Subsequent to this acquisition, in May 2015, Cedar Investments purchased three additional fully occupied office properties also located in Dublin, Ireland.  The aggregate cash purchase price for all 12 properties (collectively, the “Ireland Portfolio”), which collectively comprise approximately 520,000 square feet, was $106.7 million.   On the acquisition date, we executed a new secured financing facility to finance the Ireland Portfolio.  Refer to Note 9 for further discussion of this facility.

We applied the provisions of ASC 805, Business Combinations, in accounting for our acquisition of these properties.  In doing so, we have provisionally recorded all identifiable assets acquired and liabilities assumed at fair value as of the acquisition date.  These provisional amounts may be retrospectively adjusted during the measurement period, which expires no later than one year from the acquisition date, if new information is obtained that, if known, would have affected the amounts recognized as of the acquisition date.

The following table summarizes the provisional estimates of identified assets acquired and liabilities assumed at the respective acquisition dates (in thousands):

Assets acquired:
Cash and cash equivalents	$10,829
Properties	339,429
Intangible assets	43,217
Other assets	11,128
Total assets acquired	404,603
Liabilities assumed:
Accounts payable, accrued expenses and other liabilities	14,873
Secured financing agreements	283,010
Total liabilities assumed	297,883
Net assets acquired/purchase price	$106,720

Since the May 2015 acquisition dates through June 30, 2015, we have recognized revenues of $3.5 million and net loss of $2.7 million related to the Ireland Portfolio.  Such net loss includes acquisition-related costs, such as legal and due diligence costs, of approximately $3.2 million during the three and six months ended June 30, 2015, which are included in acquisition and investment pursuit costs within our condensed consolidated statements of operations.  No goodwill was recognized in connection with the Ireland Portfolio acquisition as the purchase price equaled the fair value of the net assets acquired.

The pro-forma revenues and net income attributable to STWD of the combined entity for the three and six months ended June 30, 2015 and 2014, assuming the Ireland Portfolio acquisition occurred on January 1, 2014, are as follows (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$181,977	$177,384	$367,460	$355,997
Net income attributable to STWD	120,474	118,031	241,000	234,953
Net income per share - Basic	0.51	0.53	1.04	1.12
Net income per share - Diluted	0.51	0.52	1.04	1.10

Pro-forma net income was adjusted to include the following estimated management fees the combined entity would have incurred (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Management fee expense addition	$402	$805	$1,207	$1,610

Subsequent to June 30, 2015 on July 24, 2015, Cedar Investments acquired one additional fully occupied office property subject to net lease arrangements also located in Dublin, Ireland.  As of August 4, 2015, the initial accounting for this acquisition was not sufficiently complete to allow for the inclusion of ASC 805, Business Combinations, disclosures herein. Refer to Note 23 for further discussion.

SFR Spin-off

On January 31, 2014, we completed the spin-off of our former SFR segment to our stockholders. The real estate investment trust, Starwood Waypoint Residential Trust (“SWAY”), is listed on the New York Stock Exchange (“NYSE”) and trades under the ticker symbol “SWAY.” Our stockholders received one common share of SWAY for every five shares of our common stock held at the close of business on January 24, 2014. As part of the spin-off, we contributed $100 million to the unlevered balance sheet of SWAY to fund its growth and operations. As of January 31, 2014, SWAY held net assets of $1.1 billion. The net assets of SWAY consisted of approximately 7,200 units of single-family homes and residential non-performing mortgage loans as of January 31, 2014. In connection with the spin-off, 40.1 million shares of SWAY were issued. The results of operations for the SFR segment are presented within discontinued operations in our condensed consolidated statement of operations for the six months ended June 30, 2014. We have no continuing involvement with the SFR segment following the spin-off.  Subsequent to the spin-off, SWAY entered into a management agreement with an affiliate of our Manager. The following table presents the summarized consolidated results of discontinued operations for the SFR segment prior to the spin-off (in thousands):

	For the Three Months Ended	For the Six Months Ended
	June 30, 2014	June 30, 2014
Total revenues	$—	$3,876
Total costs and expenses	—	6,369
Loss before other income and income taxes	—	(2,493)
Total other income	—	942
Loss before income taxes	—	(1,551)
Income tax provision	—	—
Net loss	$—	$(1,551)

4. Loans

Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option. The following tables summarize our investments in mortgages and loans by subordination class as of June 30, 2015 and December 31, 2014 (amounts in thousands):

				Weighted
			Weighted	Average Life
	Carrying	Face	Average	(“WAL”)
June 30, 2015	Value	Amount	Coupon	(years)(3)
First mortgages (1)	$4,723,760	$4,787,264	6.2%	3.3
Subordinated mortgages (2)	291,300	318,460	7.9%	3.6
Mezzanine loans (1)	909,345	897,184	10.1%	3.2
Total loans held-for-investment	5,924,405	6,002,908
Loans held-for-sale (carrying value of $279,352 under fair value option)	367,408	374,718	3.9%	8.4
Loans transferred as secured borrowings	135,940	137,302	6.0%	2.4
Total gross loans	6,427,753	6,514,928
Loan loss allowance (loans held-for-investment)	(9,009)	—
Total net loans	$6,418,744	$6,514,928

December 31, 2014
First mortgages (1)	$4,538,961	$4,609,526	6.2%	3.5
Subordinated mortgages (2)	345,091	374,859	8.1%	3.9
Mezzanine loans (1)	901,217	889,948	10.4%	2.6
Total loans held-for-investment	5,785,269	5,874,333
Loans held-for-sale, fair value option elected	391,620	390,342	4.5%	8.3
Loans transferred as secured borrowings	129,427	129,570	5.4%	2.5
Total gross loans	6,306,316	6,394,245
Loan loss allowance (loans held-for-investment)	(6,031)	—
Total net loans	$6,300,285	$6,394,245

(1)

During the three months ended June 30, 2015, we reclassified certain loans previously included in the mezzanine loan category to the first mortgage category.  Previously, first mortgage loans which contained a related contiguous mezzanine loan component were classified by their respective components as first mortgages and mezzanine loans.  These loans are now classified as first mortgage loans in their entirety because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.  As of June 30, 2015 and December 31, 2014, the application of this methodology resulted in mezzanine loans with carrying values of $793.0 million and $704.2 million, respectively, being classified as first mortgages. Prior periods were reclassified to conform to this presentation.

(2)

Subordinated mortgages include B-notes and junior participation in first mortgages where we do not own the senior A-note or senior participation. If we own both the A-note and B-note, we categorize the loan as a first mortgage loan.

(3)

Represents the WAL of each respective group of loans as of the respective balance sheet date. The WAL of each individual loan is calculated using amounts and timing of future principal payments, as projected at origination.

As of June 30, 2015, approximately $4.8 billion, or 81.6%, of our loans held-for-investment were variable rate and paid interest principally at LIBOR plus a weighted-average spread of 6.1%. The following table summarizes our investments in floating rate loans (amounts in thousands):

	June 30, 2015			December 31, 2014
			Carrying			Carrying
Index	Base Rate		Value	Base Rate		Value
One Month LIBOR USD	0.1865%		$458,077	0.1713%		$138,576
Three Month LIBOR GBP	0.5785%		426,233	0.5640%		440,222
LIBOR floor	0.15 - 3.00	% (1)	3,943,196	0.15 - 3.00	% (1)	3,889,412
Total			$4,827,506			$4,468,210

(1)	The weighted-average LIBOR Floor was 0.31% and 0.35% as of June 30, 2015 and December 31, 2014, respectively.

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

As of June 30, 2015, the risk ratings for loans subject to our rating system, which excludes loans on the cost recovery method and loans for which the fair value option has been elected, by class of loan were as follows (amounts in thousands):

	Balance Sheet Classification
	Loans Held-For-Investment					Loans
				Cost		Transferred		% of
Risk Rating	First	Subordinated	Mezzanine	Recovery	Loans Held-	As Secured		Total
Category	Mortgages	Mortgages	Loans	Loans	For-Sale	Borrowings	Total	Loans
1	$750	$—	$—	$—	$—	$—	$750	—%
2	339,902	109,922	61,436	—	—	—	511,260	8.0%
3	4,034,158	148,549	734,215	—	—	135,940	5,052,862	78.6%
4	300,759	32,829	113,694	—	—	—	447,282	7.0%
5	45,992	—	—	—	—	—	45,992	0.7%
N/A	—	—	—	2,199	367,408	—	369,607	5.7%
	$4,721,561	$291,300	$909,345	$2,199	$367,408	$135,940	$6,427,753	100.0%

As of December 31, 2014, the risk ratings for loans subject to our rating system by class of loan were as follows (amounts in thousands):

	Balance Sheet Classification
	Loans Held-For-Investment					Loans
				Cost		Transferred		% of
Risk Rating	First	Subordinated	Mezzanine	Recovery	Loans Held-	As Secured		Total
Category	Mortgages	Mortgages	Loans	Loans	For-Sale	Borrowings	Total	Loans
1	$822	$—	$—	$—	$—	$—	$822	—%
2	258,822	116,168	148,582	—	—	—	523,572	8.3%
3	4,120,562	196,476	645,778	—	—	129,427	5,092,243	80.7%
4	109,489	32,447	106,857	—	—	—	248,793	4.0%
5	45,974	—	—	—	—	—	45,974	0.7%
N/A	—	—	—	3,292	391,620	—	394,912	6.3%
	$4,535,669	$345,091	$901,217	$3,292	$391,620	$129,427	$6,306,316	100.0%

After completing our impairment evaluation process, we concluded that no impairment charges were required on any individual loans held-for-investment as of June 30, 2015 or December 31, 2014.  As of June 30, 2015, the Lending Segment held a $58.9 million mezzanine loan on a luxury condominium project located in New York, of which $18.6 million is 90 to 120 days past due.  As of June 30, 2015, the Investing and Servicing Segment held $2.2 million of loans held-for-investment which are greater than 90 days past due, all of which were acquired as part of the acquisition of LNR Property LLC (“LNR”) in April 2013.  None of our held-for-sale loans where we have elected the fair value option were 90 days past due or greater or on nonaccrual status.

In accordance with our policies, we record an allowance for loan losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4,” plus (ii) 5% of the aggregate carrying amount of loans rated as a “5.” The following table presents the activity in our allowance for loan losses (amounts in thousands):

	For the Six Months Ended
	June 30,
	2015	2014
Allowance for loan losses at January 1	$6,031	$3,984
Provision for loan losses	2,978	358
Charge-offs	—	—
Recoveries	—	—
Allowance for loan losses at June 30	$9,009	$4,342
Recorded investment in loans related to the allowance for loan loss	$493,274	$289,470

The activity in our loan portfolio was as follows (amounts in thousands):

	For the Six Months Ended
	June 30,
	2015	2014
Balance at January 1	$6,300,285	$4,750,804
Acquisitions/originations/additional funding	2,150,080	1,860,026
Capitalized interest(1)	33,509	19,022
Basis of loans sold(2)	(1,411,912)	(868,804)
Loan maturities/principal repayments	(695,750)	(633,425)
Discount accretion/premium amortization	18,139	10,147
Changes in fair value	31,962	32,501
Unrealized foreign currency remeasurement (loss) gain	(4,419)	16,462
Change in loan loss allowance, net	(2,978)	(358)
Transfer to/from other asset classifications	(172)	(3,242)
Balance at June 30	$6,418,744	$5,183,133

(1)	Represents accrued interest income on loans whose terms do not require current payment of interest.
(2)	See Note 11 for additional disclosure on these transactions.

5. Investment Securities

Investment securities were comprised of the following as of June 30, 2015 and December 31, 2014 (amounts in thousands):

	Carrying Value as of
	June 30, 2015	December 31, 2014
RMBS, available-for-sale	$193,150	$207,053
Single-borrower CMBS, available-for-sale	99,928	100,349
CMBS, fair value option (1)	829,687	753,553
Held-to-maturity (“HTM”) securities	354,534	441,995
Equity security, fair value option	15,402	15,120
Subtotal—Investment securities	1,492,701	1,518,070
VIE eliminations (1)	(615,463)	(519,822)
Total investment securities	$877,238	$998,248

(1)	Certain fair value option CMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.

Purchases, sales and principal collections for all investment securities were as follows (amounts in thousands):

	Available-for-sale			CMBS, fair	HTM	Equity
	RMBS		CMBS	value option	Securities	Security	Total
Three Months Ended June 30, 2015
Purchases	$—		$—	$250	$79,926	$—	$80,176
Sales	—		—	385	—	—	385
Principal collections	7,127		—	—	228,910	—	236,037
Three Months Ended June 30, 2014
Purchases	$—		$—	$43,563	$—	$—	$43,563
Sales	53,236	(1)	—	13,548	—	—	66,784
Principal collections	10,466		421	—	—	—	10,887

	Available-for-sale			CMBS, fair	HTM	Equity
	RMBS		CMBS	value option	Securities	Security	Total
Six Months Ended June 30, 2015
Purchases	$—		$—	$8,988	$138,435	$—	$147,423
Sales	—		—	5,098	—	—	5,098
Principal collections	18,614		224	1	228,935	—	247,774
Six Months Ended June 30, 2014
Purchases	—		—	53,453	—	—	53,453
Sales	62,546	(1)	—	32,032	—	—	94,578
Principal collections	18,285		829	—	—	—	19,114

(1)	Settlement of $44.4 million occurred subsequent to June 30, 2014. We account for all investment securities transactions on a trade-date basis.

RMBS and Single-borrower CMBS, Available-for-Sale

With the exception of six CMBS classified as HTM, the Company classified all of its RMBS and CMBS investments where the fair value option has not been elected as available-for-sale as of June 30, 2015 and December 31, 2014. These RMBS and CMBS are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (“AOCI”).

The tables below summarize various attributes of our investments in available-for-sale RMBS and single-borrower CMBS where the fair value option has not been elected as of June 30, 2015 and December 31, 2014 (amounts in thousands):

				Unrealized Gains or (Losses)
				Recognized in AOCI
	Purchase		Recorded		Gross	Gross	Net
	Amortized	Credit	Amortized	Non-Credit	Unrealized	Unrealized	Fair Value
	Cost	OTTI	Cost	OTTI	Gains	Losses	Adjustment	Fair Value
June 30, 2015
RMBS	$158,594	$(10,184)	$148,410	$(148)	$44,888	$—	$44,740	$193,150
Single-borrower CMBS	94,272	—	94,272	—	5,656	—	5,656	99,928
Total	$252,866	$(10,184)	$242,682	$(148)	$50,544	$—	$50,396	$293,078
December 31, 2014
RMBS	$163,733	$(10,197)	$153,536	$(197)	$53,714	$—	$53,517	$207,053
Single-borrower CMBS	93,685	—	93,685	—	6,664	—	6,664	100,349
Total	$257,418	$(10,197)	$247,221	$(197)	$60,378	$—	$60,181	$307,402

	Weighted Average	Weighted Average
	Coupon(1)	Rating (Standard & Poor’s)	WAL (Years)(2)
June 30, 2015
RMBS	1.2%	B−	6.4
Single-borrower CMBS	11.6%	B	0.2
December 31, 2014
RMBS	1.1%	B−	5.8
Single-borrower CMBS	11.6%	BB+	3.2

(1)	Calculated using the June 30, 2015 and December 31, 2014 one-month LIBOR rate of 0.187% and 0.171%, respectively, for floating rate securities.

(2)

Represents the WAL of each respective group of securities as of the respective balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.

As of June 30, 2015, there were no variable rate single-borrower CMBS. As of December 31, 2014, $0.2 million, or 0.2%, of the single-borrower CMBS were variable rate. As of June 30, 2015, approximately $134.2 million, or 69.5%, of the RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 0.44%. As of December 31, 2014, approximately $140.1 million, or 67.7%, of the RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 0.44%. We purchased all of the RMBS at a discount that will be accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of these discounts.

The following table contains a reconciliation of aggregate principal balance to amortized cost for our RMBS and single-borrower CMBS as of June 30, 2015 and December 31, 2014, excluding CMBS where we have elected the fair value option (amounts in thousands):

	June 30, 2015		December 31, 2014
	RMBS	CMBS	RMBS	CMBS
Principal balance	$251,203	$94,272	$270,783	$93,685
Accretable yield	(74,184)	—	(85,495)	—
Non-accretable difference	(28,609)	—	(31,752)	—
Total discount	(102,793)	—	(117,247)	—
Amortized cost	$148,410	$94,272	$153,536	$93,685

The principal balance of credit deteriorated RMBS was $211.9 million and $222.9 million as of June 30, 2015 and December 31, 2014, respectively. Accretable yield related to these securities totaled $62.1 million and $66.6 million as of June 30, 2015 and December 31, 2014, respectively.

The following table discloses the changes to accretable yield and non-accretable difference for our RMBS and single-borrower CMBS during the three and six months ended June 30, 2015, excluding CMBS where we have elected the fair value option (amounts in thousands):

			Non-Accretable
	Accretable Yield		Difference
Three Months Ended June 30, 2015	RMBS	CMBS	RMBS	CMBS
Balance as of April 1, 2015	$82,242	$—	$25,018	$—
Accretion of discount	(4,042)	—	—	—
Principal write-downs	—	—	(425)	—
Purchases	—	—	—	—
Sales	—	—	—	—
OTTI	—	—	—	—
Transfer to/from non-accretable difference	(4,016)	—	4,016	—
Balance as of June 30, 2015	$74,184	$—	$28,609	$—

Six Months Ended June 30, 2015
Balance as of January 1, 2015	$85,495	$—	$31,752	$—
Accretion of discount	(13,487)	—	—	—
Principal write-downs	—	—	(967)	—
Purchases	—	—	—	—
Sales	—	—	—	—
OTTI	—	—	—	—
Transfer to/from non-accretable difference	2,176	—	(2,176)	—
Balance as of June 30, 2015	$74,184	$—	$28,609	$—

Subject to certain limitations on durations, we have allocated an amount to invest in RMBS that cannot exceed 10% of our total assets excluding Investing and Servicing Segment VIEs. We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.4 million and $0.5 million for the three months ended June 30, 2015 and 2014, respectively, and $0.7 million and $1.1 million for the six months ended June 30, 2015 and 2014, respectively, which has been recorded as management fees in the accompanying condensed consolidated statements of operations.

The following table presents the gross unrealized losses and estimated fair value of the available-for-sale securities (i) where we have not elected the fair value option, (ii) that were in an unrealized loss position as of June 30, 2015 and December 31, 2014, and (iii) for which OTTIs (full or partial) have not been recognized in earnings (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a	Securities with a	Securities with a	Securities with a
	loss less than	loss greater than	loss less than	loss greater than
	12 months	12 months	12 months	12 months
As of June 30, 2015
RMBS	$—	$697	$—	$(148)
Single-borrower CMBS	—	—	—	—
Total	$—	$697	$—	$(148)
As of December 31, 2014
RMBS	$—	$682	$—	$(197)
Single-borrower CMBS	—	—	—	—
Total	$—	$682	$—	$(197)

As of June 30, 2015 and December 31, 2014, there was one security with unrealized losses reflected in the table above. After evaluating this security and recording an adjustment for credit-related other-than-temporary impairment in 2014, we concluded that the remaining unrealized losses reflected above were noncredit-related and would be recovered from the security’s estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the security, it was not considered more likely than not that we would be forced to sell the security prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses, which represent most of the other-than-temporary impairments we record on securities, are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or impairments could be materially different from what is currently projected and/or reported.

CMBS, Fair Value Option

As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for the Investing and Servicing Segment’s CMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of June 30, 2015, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, before consolidation of securitization VIEs, were $829.7 million and $4.4 billion, respectively. These balances represent our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value ($615.5 million at June 30, 2015) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option CMBS. During the three and six months ended June 30, 2015, we purchased $37.9 million and $98.2 million of CMBS, respectively, for which we elected the fair value option. Due to our consolidation of securitization VIEs, $37.7 million and $89.2 million, respectively, of these amounts are eliminated and reflected primarily as repayment of debt of consolidated VIEs in our condensed consolidated statement of cash flows.

As of June 30, 2015, none of our CMBS where we have elected the fair value option were variable rate. The table below summarizes various attributes of our investment in fair value option CMBS as of June 30, 2015 and December 31, 2014 (amounts in thousands):

	Weighted	Weighted
	Average	Average Rating	WAL
	Coupon	(Standard & Poor’s) (1)	(Years)(2)
June 30, 2015
CMBS, fair value option	3.6%	CCC	7.8
December 31, 2014
CMBS, fair value option	3.9%	CCC−	7.7

(1)	As of June 30, 2015 and December 31, 2014, excludes $36.8 million and $41.7 million, respectively, in fair value option CMBS that are not rated.

(2)

The WAL of each security is calculated based on the period of time over which we expect to receive principal cash flows. Expected principal cash flows are based on contractual payments net of expected losses.

HTM Securities

The table below summarizes unrealized gains and losses of our investments in HTM securities as of June 30, 2015 and December 31, 2014 (amounts in thousands):

	Net Carrying Amount	Gross Unrealized	Gross Unrealized
	(Amortized Cost)	Holding Gains	Holding Losses	Fair Value
June 30, 2015
Preferred interests	$81,497	$181	$(677)	$81,001
CMBS	273,037	—	(227)	272,810
Total	$354,534	$181	$(904)	$353,811
December 31, 2014
Preferred interests	$307,465	$—	$(1,366)	$306,099
CMBS	134,530	—	—	134,530
Total	$441,995	$—	$(1,366)	$440,629

The table below summarizes the maturities of our HTM preferred equity interests in limited liability companies that own commercial real estate and our HTM CMBS as of June 30, 2015 (amounts in thousands):

	Preferred
	Interests	CMBS	Total
Less than one year	$—	$—	$—
One to three years	—	273,037	273,037
Three to five years	62,357	—	62,357
Thereafter	19,140	—	19,140
Total	$81,497	$273,037	$354,534

Equity Security, Fair Value Option

During 2012, we acquired 9,140,000 ordinary shares from a related-party (approximately a 4% interest) in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. We have elected to report the investment using the fair value option because the shares are listed on an exchange, which allows us to determine the fair value using a quoted price from an active market, and also due to potential lags in reporting resulting from differences in the respective regulatory requirements. The fair value of the investment remeasured in USD was $15.4 million and $15.1 million as of June 30, 2015 and December 31, 2014, respectively.

6. Properties

During the three months ended June 30, 2015, our Property Segment acquired a portfolio of 11 office properties and one multi-family residential property all located in Dublin, Ireland.  Refer to Note 3 for further discussion. Also during the three months ended June 30, 2015, our Investing and Servicing Segment acquired two multi-family properties and one retail property from CMBS trusts for $33.4 million.  These properties were acquired from CMBS trusts that are consolidated as VIEs on our balance sheet.  As a result, the acquisitions are reflected as repayment of debt of consolidated VIEs in our condensed consolidated statement of cash flows.

The below table summarizes our properties held as of June 30, 2015 and December 31, 2014 (dollar amounts in thousands):

	Depreciable Life	June 30, 2015	December 31, 2014
Property Segment
Land	—	$125,319	$—
Buildings	30 years	214,836	—
Investing and Servicing Segment
Land	—	11,592	8,225
Buildings	30 years	46,042	30,637
Furniture & fixtures	10 years	680	1,635
Properties, cost		398,469	40,497
Less: accumulated depreciation		(1,453)	(643)
Properties, net		$397,016	$39,854

In March 2015, the Investing and Servicing Segment sold an operating property that we had previously acquired from a CMBS trust.  The sale resulted in a $17.1 million gain, which is included in gain on sale of investments and other assets in our condensed consolidated statement of operations for the six months ended June 30, 2015.

7. Investment in Unconsolidated Entities

The below table summarizes our investments in unconsolidated entities as of June 30, 2015 and December 31, 2014 (dollar amounts in thousands):

				Carrying value over (under)
	Participation /	Carrying value as of		equity in net assets as of
	Ownership %(1)	June 30, 2015	December 31, 2014	June 30, 2015(2)
Equity method:
Retail Fund	33%	$120,927	$129,475	$—
Investor entity which owns equity in two real estate services providers	50%	22,609	21,534	—
Equity interests in commercial real estate (3)	16% - 43%	28,107	—	—
Bridge loan venture	various	5,587	8,417	33
Various	25% - 50%	6,626	16,933	—
		183,856	176,359	$33
Cost method:
Investment funds which own equity in a loan servicer and other real estate assets	4% - 6%	9,225	9,225
Various	2% - 10%	11,174	8,399
		20,399	17,624
		$204,255	$193,983

(1)	None of these investments are publicly traded and therefore quoted market prices are not available.
(2)

Differences between the carrying value of our investment and the underlying equity in net assets of the investee are accounted for as if the investee were a consolidated entity in accordance with ASC 323, Investments—Equity Method and Joint Ventures.

(3)	During the six months ended June 30, 2015, we acquired $28.0 million of equity interests in limited liability companies that own ten office and student housing properties throughout the U.S.

8. Goodwill and Intangible Assets

Goodwill

Goodwill at June 30, 2015 and December 31, 2014 represents the excess of consideration transferred over the fair value of net assets of LNR acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes an international network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets.

Intangible Assets

Servicing Rights Intangibles

In connection with the LNR acquisition, we identified domestic and European servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. All of our servicing fees are specified by these Pooling and Servicing Agreements. At June 30, 2015 and December 31, 2014, the balance of the domestic servicing intangible was net of $37.0 million and $46.1 million, respectively, that was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of June 30, 2015 and December 31, 2014 the domestic servicing intangible had a balance of $165.1 million and $178.4 million, respectively, which represents our economic interest in this asset.

Lease Intangibles

In connection with the Ireland Portfolio acquisition, we recognized in-place lease intangible assets and favorable lease intangible assets associated with certain noncancelable operating leases of the acquired properties. The weighted-average amortization periods for the in-place lease intangible assets and the favorable lease intangible assets were 6.8 years and 3.8 years, respectively, as of June 30, 2015.

The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of June 30, 2015 and December 31, 2014 (in thousands):

	As of June 30, 2015			As of December 31, 2014
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
Domestic servicing rights, at fair value	$128,109	$—	$128,109	$132,303	$—	$132,303
European servicing rights (1)	33,681	(28,682)	4,999	33,392	(21,543)	11,849
In-place lease intangible assets	37,250	(691)	36,559	—	—	—
Favorable lease intangible assets	6,051	(111)	5,940	—	—	—
Total net intangible assets	$205,091	$(29,484)	$175,607	$165,695	$(21,543)	$144,152

(1)	The fair value as of June 30, 2015 and December 31, 2014 was $8.8 million and $12.7 million, respectively.

The following table summarizes the activity within intangible assets for the six months ended June 30, 2015 (in thousands):

	Domestic	European	In-place Lease	Favorable Lease
	Servicing	Servicing	Intangible	Intangible
	Rights	Rights	Assets	Assets	Total
Balance as of January 1, 2015	$132,303	$11,849	$—	$—	$144,152
Acquisition of Ireland Portfolio	—	—	37,179	6,038	43,217
Amortization	—	(6,747)	(691)	(111)	(7,549)
Foreign exchange (loss) gain	—	(103)	71	13	(19)
Changes in fair value due to changes in inputs and assumptions	(4,194)	—	—	—	(4,194)
Balance as of June 30, 2015	$128,109	$4,999	$36,559	$5,940	$175,607

The following table sets forth the estimated aggregate amortization of our European servicing rights, in-place lease intangible assets and favorable lease intangible assets for the next five years and thereafter (in thousands):

2015 (remainder of)	$5,059
2016	8,771
2017	6,748
2018	6,319
2019	6,204
Thereafter	14,397
Total	$47,498

9. Secured Financing Agreements

The following table is a summary of our secured financing agreements in place as of June 30, 2015 and December 31, 2014 (dollars in thousands):

					Pledged
					Asset	Maximum	Carrying Value at
	Current	Extended			Carrying	Facility	June 30,		December 31,
	Maturity	Maturity(a)	Pricing		Value	Size	2015		2014
Lender 1 Repo 1	(b)	(b)	LIBOR + 1.85% to 5.25%		$1,571,235	$1,250,000	$1,085,871		$875,111
Lender 1 Repo 2	(c)	N/A	LIBOR + 1.90%		193,150	125,000	65,948		101,886
Lender 2 Repo 1	Oct 2015	Oct 2018	LIBOR + 1.75% to 2.75%		398,363	325,000	294,869		240,188
Lender 3 Repo 1	May 2017	May 2019	LIBOR + 2.85%		176,866	122,470	122,470		124,250
Conduit Repo 1	Sep 2015	Sep 2016	LIBOR + 1.90%		32,283	150,000	24,712		94,727
Conduit Repo 2	Nov 2015	Nov 2016	LIBOR + 2.10%		102,288	150,000	77,868		113,636
Conduit Repo 3	Feb 2018	Feb 2019	LIBOR + 2.10%		30,289	150,000	23,100		—
Lender 4 Repo 1	Oct 2015	Oct 2017	LIBOR + 2.00%		420,581	329,952	329,952		327,117
Lender 5 Repo 1	(d)	N/A	N/A		—	—	—		58,079
Lender 6 Repo 1	Aug 2017	Aug 2018	LIBOR + 2.75% to 3.00%		557,574	500,000	376,500		296,967
Lender 6 Mortgage	May 2020	N/A	EURIBOR + 2.00%		381,744	327,722	245,609		—
Lender 7 Repo 1	Dec 2016	N/A	LIBOR + 2.60% to 2.70%		50,365	39,024	39,024		39,024
Investing and Servicing Segment Property Mortgages	June 2018 to Nov 2024	June 2020 to Nov 2024	Various		43,748	38,975	31,835		14,000
Lender 9 Repo 1	(e)	(e)	LIBOR + 1.40% to 1.85%		283,347	195,994	195,994		—
Borrowing Base	Sep 2015	Sep 2017	LIBOR + 3.25%	(f)	783,508	250,000	6,000		189,871
Term Loan	Apr 2020	N/A	LIBOR + 2.75%	(f)	2,695,747	661,655	659,751	(g)	662,933	(g)
					$7,721,088	$4,615,792	$3,579,503		$3,137,789

(a)	Subject to certain conditions as defined in the respective facility agreement.

(b)	Maturity date for borrowings collateralized by loans of January 2017 before extension options and January 2019 assuming initial extension options.
(c)	The date that is 180 days after the buyer delivers notice to seller, subject to a maximum date of March 2017.
(d)	Facility was terminated at our option in March 2015.
(e)

Facility carries a rolling twelve month term which may reset monthly with the lender’s consent. Current maturity is June 2016.  Facility carries no maximum borrowing capacity.  Amount herein reflects the outstanding balance as of June 30, 2015.

(f)	Subject to borrower’s option to choose alternative benchmark based rates pursuant to the terms of the credit agreement. The Term Loan is also subject to a 75 basis point floor.
(g)	Term loan outstanding balance is net of $1.9 million and $2.1 million of unamortized discount as of June 30, 2015 and December 31, 2014.

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

In April 2015, we amended the Lender 4 Repo 1 facility to reduce pricing.

In May 2015, we executed a €294.0 million mortgage facility (“Lender 6 Mortgage”) to finance the acquisition of the Ireland Portfolio. The facility carries a five year term and an annual interest rate of EURIBOR + 2.00%.  As of June 30, 2015, only €220.5 million of this facility had been drawn down. The remaining balance was funded upon acquisition of the remaining asset in the Ireland portfolio in July 2015. Refer to Note 23 for further discussion of this acquisition. During the three months ended June 30, 2015, we incurred deferred financing costs of $5.3 million associated with this facility.

During the three months ended June 30, 2015, we executed two mortgage facilities with aggregate borrowings of $17.8 million to finance commercial real estate acquired by our Investing and Servicing Segment. These facilities carry a weighted average term of 4.2 years and weighted average interest rate of LIBOR + 2.41%.

Our secured financing agreements contain certain financial tests and covenants. Should we breach certain of these covenants, it may restrict our ability to pay dividends in the future. As of June 30, 2015, we were in compliance with all such covenants.

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

	Repurchase	Other Secured
	Agreements	Financing		Total
2015 (remainder of)	$161,263	$9,384		$170,647
2016	184,387	6,769		191,156
2017	994,320	6,769		1,001,089
2018	547,724	19,054		566,778
2019	748,614	6,769		755,383
Thereafter	—	896,354	(1)	896,354
Total	$2,636,308	$945,099		$3,581,407

(1)	Principal paydown of the Term Loan through 2020 excludes $1.9 million of discount amortization.

Secured financing maturities for 2015 primarily relate to $125.7 million on the Conduit Repo facilities and $19.7 million on the Lender 1 Repo 1 facility.

As of June 30, 2015 and December 31, 2014, we had approximately $26.6 million and $26.5 million, respectively, of deferred financing costs from secured financing agreements, net of amortization, which is included in other assets on our condensed consolidated balance sheets. For the three and six months ended June 30, 2015, approximately $3.5 million and $7.0 million, respectively, of amortization was included in interest expense on our condensed consolidated statements of operations. For the three and six months ended June 30, 2014, approximately $2.6 million and $5.3 million, respectively, of amortization was included in interest expense on our condensed consolidated statements of operations.

As of June 30, 2015 and December 31, 2014, the outstanding balance of our repurchase agreements related to the following asset collateral classes (amounts in thousands):

Class of Collateral	June 30, 2015	December 31, 2014
Loans held-for-investment	$2,209,662	$1,863,633
Loans held-for-sale	125,680	208,363
Investment securities	300,966	198,989
	$2,636,308	$2,270,985

We seek to mitigate risks associated with our repurchase agreements by managing risk related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value.  The margin call provisions under the majority of our repurchase facilities, consisting of 76% of these agreements, do not permit valuation adjustments based on capital markets activity.  Instead, margin calls on these facilities are limited to collateral-specific credit marks.  To monitor credit risk associated with the performance and value of our loans and investments, our asset management team regularly reviews our investment portfolios and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary.  For repurchase agreements containing margin call provisions for general capital markets activity, approximately half of these pertain to our loans held-for-sale, for which we manage credit risk through the purchase of credit index instruments.  We further seek to manage risks associated with our repurchase agreements by matching the maturities and interest rate characteristics of our loans with the related repurchase agreements.

10. Convertible Senior Notes

On October 8, 2014, we issued $431.3 million of 3.75% Convertible Senior Notes due 2017 (the “2017 Notes”). On February 15, 2013, we issued $600.0 million of 4.55% Convertible Senior Notes due 2018 (the “2018 Notes”). On July 3, 2013, we issued $460.0 million of 4.00% Convertible Senior Notes due 2019 (the “2019 Notes”). The following summarizes the unsecured convertible senior notes (collectively, the “Convertible Notes”) outstanding as of June 30, 2015 (amounts in thousands, except rates):

						Remaining
	Principal	Coupon	Effective	Conversion	Maturity	Period of
	Amount	Rate	Rate(1)	Rate(2)	Date	Amortization
2017 Notes	$431,250	3.75%	5.87%	41.7397	10/15/2017	2.3	years
2018 Notes	$599,981	4.55%	6.10%	45.6167	3/1/2018	2.7	years
2019 Notes	$341,363	4.00%	5.37%	48.4451	1/15/2019	3.5	years

	As of	As of
	June 30, 2015	December 31, 2014
Total principal	$1,372,594	$1,491,228
Net unamortized discount	(57,349)	(73,206)
Carrying amount of debt components	$1,315,245	$1,418,022
Carrying amount of conversion option equity components recorded in additional paid-in capital	$46,343	$64,070

(1)

Effective rate includes the effects of underwriter purchase discount and the adjustment for the conversion option, the value of which reduced the initial liability and was recorded in additional paid-in-capital.

(2)

The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of Convertible Notes converted, as adjusted in accordance with the applicable indentures as a result of the spin-off of the SFR segment and cash dividend payments. The if-converted value of the 2019 Notes exceeded their principal amount by $15.4 million at June 30, 2015 since the closing market price of the Company’s common stock of $21.57 per share exceeded the implicit conversion price of $20.64 per share. The if-converted values of the 2017 Notes and 2018 Notes were less than their principal amounts by $43.0 million and $9.6 million, respectively, since the closing market price of the Company’s common stock of $21.57 per share was less than the implicit conversion prices of $23.96 and $21.92, respectively. The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash.  As a result, conversion of this principal amount, totaling 61.3 million shares, was not included in the computation of diluted earnings per share (“EPS”).  However, the conversion spread value for the 2019 Notes, representing 0.6 million shares, was included in the computation of diluted EPS as the notes were “in-the-money”. No dilution related to the 2017 Notes and 2018 Notes was included in the computation of diluted EPS for the three and six months ended June 30, 2015 as these notes were not “in-the-money”. See further discussion at Note 17.

Under the repurchase program approved by our board of directors (refer to Note 16), we repurchased $14.5 million and $118.6 million aggregate principal amount of our 2019 Notes during the three and six months ended June 30, 2015, respectively, for $16.5 million and $136.3 million plus transaction expenses of $0.1 million, respectively. The repurchase price was allocated between the fair value of the liability component and the fair value of the equity component of the convertible security. The portion of the repurchase price attributable to the equity component totaled $17.7 million and was recognized as a reduction of additional paid-in capital during the six months ended June 30, 2015. The remaining repurchase price was attributable to the liability component. The difference between this amount and the net carrying amount of the liability and debt issuance costs was reflected as a loss on extinguishment of debt in our condensed consolidated statement of operations. For the three and six months ended June 30, 2015, the loss on extinguishment of debt totaled $0.6 million and $5.9 million, respectively, consisting principally of the write-off of unamortized debt discount.

As of June 30, 2015 and December 31, 2014, we had approximately $1.8 million and $2.3 million, respectively, of deferred financing costs from our Convertible Senior Notes, net of amortization, which is included in other assets on our condensed consolidated balance sheets.

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

Within the Investing and Servicing Segment, we originate commercial mortgage loans with the intent to sell these mortgage loans to VIEs for the purposes of securitization. These VIEs then issue CMBS that are collateralized in part by these assets, as well as other assets transferred to the VIE. In certain instances, we retain a subordinated interest in the VIE and serve as special servicer for the VIE. During the three and six months ended June 30, 2015, we sold $533.4 million and $998.0 million, respectively, par value of loans held-for-sale from our conduit platform for their fair values of $551.6 million and $1.0 billion, respectively. The sale proceeds were used in part to repay $400.1 million and $744.5 million, respectively, of the outstanding balance of the repurchase agreements associated with these loans. During the three and six months ended June 30, 2014, we sold $348.0 million and $637.4 million, respectively, par value of loans held-for-sale from our conduit platform for their fair values of $364.3 million and $666.8 million, respectively. The sale proceeds were used in part to repay $261.0 million and $478.1 million, respectively, of the outstanding balance of the repurchase agreements associated with these loans.

Within the Lending Segment (refer to Note 22), we originate or acquire loans and then subsequently sell a portion, which can be in various forms including first mortgages, A-Notes, senior participations and mezzanine loans. Typically, our motivation for entering into these transactions is to effectively create leverage on the subordinated position that we will retain and hold for investment. In certain instances, we continue to service the loan following its sale. The following table summarizes our loans sold and loans transferred as secured borrowings by the Lending Segment net of expenses (in thousands):

			Loan Transfers
	Loan Transfers Accounted		Accounted for as Secured
	for as Sales		Borrowings
	Face Amount	Proceeds	Face Amount	Proceeds
For the Three Months Ended June 30,
2015	$295,961	$293,455	$38,925	$38,925
2014	56,975	56,124	—	—
For the Six Months Ended June 30,
2015	$381,461	$378,576	$38,925	$38,925
2014	204,859	202,524	—	—

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

In connection with our repurchase agreements, we have entered into eight outstanding interest rate swaps that have been designated as cash flow hedges of the interest rate risk associated with forecasted interest payments. As of June 30, 2015, the aggregate notional amount of our interest rate swaps designated as cash flow hedges of interest rate risk totaled $90.4 million. Under these agreements, we will pay fixed monthly coupons at fixed rates ranging from 0.56% to 2.23% of the notional amount to the counterparty and receive floating rate LIBOR. Our interest rate swaps designated as cash flow hedges of interest rate risk have maturities ranging from November 2015 to May 2021.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2015 and 2014 we did not recognize any hedge ineffectiveness in earnings.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the associated variable-rate debt. Over the next twelve months, we estimate that an additional $0.5 million will be reclassified as an increase to interest expense. We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of 71 months.

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

We have entered into a series of forward contracts whereby we agreed to sell an amount of foreign currency for an agreed upon amount of USD at various dates through June 2020. These forward contracts were executed to economically fix the USD amounts of foreign denominated cash flows expected to be received by us related to foreign denominated investments.

As of June 30, 2015, we had 68 foreign exchange forward derivatives to sell Euros (“EUR”) with total notional amounts of €287.5 million, 64 foreign exchange forward derivatives to sell pounds sterling (“GBP”) with total notional amounts of £301.5 million, two foreign exchange forward derivatives to sell Swedish Krona (“SEK”) with total notional amounts of SEK 19.7 million, one foreign exchange forward derivative to buy SEK with a notional amount of SEK 4.1 million, one foreign exchange forward derivative to sell Norwegian Krone (“NOK”) with a notional amount of NOK 1.3 million and one foreign exchange forward to sell Danish Krone (“DKK”) with a notional amount of DKK 3.2 million that were not designated as hedges in qualifying hedging relationships. Also as of June 30, 2015, there were 59 interest rate swaps where the Company is paying fixed rates, with maturities ranging from 1 to 10 years and total notional amounts of $396.4 million, two interest rate swaps where the Company is receiving fixed rates with maturities ranging from one to two years and total notional amounts of $9.0 million, one interest rate cap with a term of five years and a total notional amount of €220.5 million and 11 credit index instruments with a total notional amount of $40.0 million.

Included in the above discussion of our non-designated derivative holdings as of June 30, 2015 are 40 foreign exchange contracts executed to hedge our Euro currency exposure created by our acquisition of the Ireland Portfolio.  As of June 30, 2015, these contracts have an aggregate notional of $216.4 million and varying maturities through June 2020.

The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014 (amounts in thousands):

	Fair Value of Derivatives in an		Fair Value of Derivatives in a
	Asset Position(1) As of		Liability Position(2) As of
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate swaps	$38	$138	$276	$235
Total derivatives designated as hedging instruments	38	138	276	235
Derivatives not designated as hedging instruments:
Interest rate swaps and caps	4,075	1,128	2,494	5,216
Foreign exchange contracts	19,854	24,388	3,520	15
Credit index instruments	1,059	974	—	10
Total derivatives not designated as hedging instruments	24,988	26,490	6,014	5,241
Total derivatives	$25,026	$26,628	$6,290	$5,476

(1)	Classified as derivative assets in our condensed consolidated balance sheets.
(2)	Classified as derivative liabilities in our condensed consolidated balance sheets.

The tables below present the effect of our derivative financial instruments on the condensed consolidated statements of operations and of comprehensive income for the three and six months ended June 30, 2015 and 2014 (amounts in thousands):

		Gain (Loss)
	Gain (Loss)	Reclassified	Gain (Loss)
Derivatives Designated as	Recognized	from AOCI	Recognized
Hedging Instruments	in OCI	into Income	in Income	Location of Gain (Loss)
For the Three Months Ended June 30,	(effective portion)	(effective portion)	(ineffective portion)	Recognized in Income
2015	$(71)	$(194)	$—	Interest expense
2014	$(457)	$(364)	$—	Interest expense

For the Six Months Ended June 30,
2015	$(538)	$(398)	$—	Interest expense
2014	$(708)	$(737)	$—	Interest expense

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Recognized in Income for the		Recognized in Income for the
Derivatives Not Designated	Location of Gain (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
as Hedging Instruments	Recognized in Income	2015	2014	2015	2014
Interest rate swaps and caps	Gain (loss) on derivative financial instruments	$7,958	$(2,314)	$(4,964)	$(6,511)
Foreign exchange contracts	Gain (loss) on derivative financial instruments	(27,799)	(6,965)	10,172	(10,012)
Credit index instruments	Gain (loss) on derivative financial instruments	311	(511)	(115)	(1,133)
		$(19,530)	$(9,790)	$5,093	$(17,656)

13. Offsetting Assets and Liabilities

The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

				(iv)
				Gross Amounts Not
				Offset in the Statement
		(ii)	(iii) = (i) - (ii)	of Financial Position
		Gross Amounts	Net Amounts		Cash
	(i)	Offset in the	Presented in		Collateral
	Gross Amounts	Statement of	the Statement of	Financial	Received /	(v) = (iii) - (iv)
	Recognized	Financial Position	Financial Position	Instruments	Pledged	Net Amount
As of June 30, 2015
Derivative assets	$25,026	$—	$25,026	$4,264	$—	$20,762
Derivative liabilities	$6,290	$—	$6,290	$4,264	$2,026	$—
Repurchase agreements	2,636,308	—	2,636,308	2,636,308	—	—
	$2,642,598	$—	$2,642,598	$2,640,572	$2,026	$—
As of December 31, 2014
Derivative assets	$26,628	$—	$26,628	$2,016	$—	$24,612
Derivative liabilities	$5,476	$—	$5,476	$2,016	$3,460	$—
Repurchase agreements	2,270,985	—	2,270,985	2,270,985	—	—
	$2,276,461	$—	$2,276,461	$2,273,001	$3,460	$—

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

As of June 30, 2015, one of our CDO structures was in default, which pursuant to the underlying indentures, changes the rights of the variable interest holders. Upon default of a CDO, the trustee or senior note holders are allowed to exercise certain rights, including liquidation of the collateral, which at that time, is the activity which would most significantly impact the CDO’s economic performance. Further, when the CDO is in default, the collateral administrator no longer has the option to purchase securities from the CDO. In cases where the CDO is in default and we do not have the ability to exercise rights which would most significantly impact the CDO’s economic performance, we do not consolidate the VIE. As of June 30, 2015, this CDO structure was not consolidated.  During the three months ended March 31, 2014, one of our CDOs, which was previously in default as of December 31, 2013, ceased to be in default.  This event triggered the initial consolidation of the CDO and its underlying assets during the three months ended March 31, 2014.

As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of June 30, 2015, our maximum risk of loss related to VIEs in which we were not the primary beneficiary was $214.2 million on a fair value basis.

As of June 30, 2015, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances of $40.8 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.

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

Base Management Fee.  For the three months ended June 30, 2015 and 2014, we recognized base management fees of $14.9 million and $13.6 million, respectively, within management fees in our condensed consolidated statements of operations. For the six months ended June 30, 2015 and 2014, we recognized base management fees of $28.8 million and $26.8 million, respectively. As of June 30, 2015 and December 31, 2014, there were $14.9 million and $13.9 million, respectively, of unpaid base management fees within related-party payable in our condensed consolidated balance sheets.

Incentive Fee.  For both the three months ended June 30, 2015 and 2014, we recognized incentive fees of $4.1 million within management fees in our condensed consolidated statements of operations. For the six months ended June 30, 2015 and 2014, we recognized incentive fees of $10.8 million and $11.3 million, respectively. As of June 30, 2015 and December 31, 2014, $4.2 million and $18.9 million, respectively, of unpaid incentive fees were included within related-party payable in our condensed consolidated balance sheets.

Expense Reimbursement.  For the three months ended June 30, 2015 and 2014, we recognized expense reimbursements for executive compensation and other reimbursable expenses of $1.5 million and $2.0 million, respectively, within general and administrative expenses in our condensed consolidated statements of operations. For the six months ended June 30, 2015 and 2014, we recognized expense reimbursements for executive compensation and other reimbursable expenses of $2.9 million and $3.9 million, respectively. As of June 30, 2015 and December 31, 2014, approximately $2.0 million and $3.4 million, respectively, of unpaid reimbursable executive compensation and other expenses were included within related-party payable in our condensed consolidated balance sheets.

Manager Equity Plan

In May 2015, we granted 675,000 RSUs to our Manager under the Starwood Property Trust, Inc. Manager Equity Plan (“Manager Equity Plan”).  In January 2014, we granted 2,489,281 RSUs to our Manager under the Manager Equity Plan.  In connection with these grants and prior similar grants, we recognized share-based compensation expense of $7.4 million and $6.8 million within management fees in our condensed consolidated statements of operations for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, we recognized $14.3 million and $13.6 million, respectively, related to these awards. Refer to Note 16 herein for further discussion of these grants.

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

Other Related-Party Arrangements

In connection with the LNR acquisition, we were required to cash collateralize certain obligations of LNR, including letters of credit and performance obligations. Fund IX funded $6.2 million of this obligation, but the account is within our name and is thus reflected within our restricted cash balance. We have recognized a corresponding payable to Fund IX of $3.4 million and $4.4 million within related-party payable in our condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively.

Refer to Note 15 to the consolidated financial statements included in our Form 10-K for further discussion of related-party agreements.

16. Stockholders’ Equity

During the six months ended June 30, 2015, our board of directors declared the following dividends:

Declare Date	Record Date	Ex-Dividend Date	Payment Date	Amount	Frequency
5/5/15	6/30/15	6/26/15	7/15/15	$0.48	Quarterly
2/25/15	3/31/15	3/27/15	4/15/15	$0.48	Quarterly

On April 20, 2015, we issued 12.0 million shares of common stock for gross proceeds of $283.6 million.  In connection with the offering, the underwriters had a 30-day option to purchase an additional 1.8 million shares of common stock, which they exercised in full, resulting in additional gross proceeds of $42.5 million.

During the six months ended June 30, 2015, there were no shares issued under our At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”).  During the six months ended June 30, 2015, shares issued under the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) were not material.

In September 2014, our board of directors authorized and announced the repurchase of up to $250 million of our outstanding common stock over a period of one year. In December 2014, our board of directors amended the repurchase program to include the repurchase of our outstanding Convertible Notes. In June 2015, our board of directors amended the repurchase program to increase the authorized purchase amount to $450 million and provide for a one-year extension through June 2016. During the three and six months ended June 30, 2015, we repurchased $14.5 million and $118.6 million aggregate principal amount of our 2019 Notes for $16.5 million and $136.3 million, respectively (refer to Note 10).  Also during the three months ended June 30, 2015, we repurchased 400,000 shares of common stock for $8.8 million under the repurchase program. No common stock was repurchased during the three months ended March 31, 2015.  As of June 30, 2015, we have $291.7 million of remaining capacity to repurchase common stock or Convertible Notes under the repurchase program.

Equity Incentive Plans

The Company currently maintains the Manager Equity Plan, the Starwood Property Trust, Inc. Equity Plan (the “Equity Plan”), and the Starwood Property Trust, Inc. Non-Executive Director Stock Plan (“Non-Executive Director Stock Plan”).  Refer to Note 16 to the consolidated financial statements included in our Form 10-K for further information regarding these plans.

The table below summarizes our share awards granted under the Manager Equity Plan that were not fully vested as of June 30, 2015 (dollar amounts in thousands):

Grant Date	Type	Amount Granted	Grant Date Fair Value	Vesting Period
May 2015	RSU	675,000	$16,511	3 years
January 2014 (1)	RSU	489,281	14,776	3 years
January 2014	RSU	2,000,000	55,420	3 years
October 2012	RSU	875,000	19,854	3 years

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

During the three months ended June 30, 2015, we granted 379,167 RSAs under the Equity Plan to a select group of eligible participants which includes our employees and employees of our Manager who perform services for us.  The awards were granted based on the market price of the Company’s common stock on the respective grant date and vest ratably over a three-year period. Expenses related to the vesting of these awards is reflected in general and administrative expenses in our condensed consolidated statements of operations.

As of June 30, 2015, there were 2.7 million shares available for future grants under the Manager Equity Plan, the Equity Plan and the Non-Executive Director Stock Plan.

Schedule of Non-Vested Shares and Share Equivalents

					Weighted
					Average
	Non-Executive				Grant Date
	Director		Manager		Fair Value
	Stock Plan	Equity Plan	Equity Plan	Total	(per share)
Balance as of January 1, 2015	17,105	109,708	1,854,585	1,981,398	$27.30
Granted	—	502,659	675,000	1,177,659	24.43
Vested	—	(27,348)	(628,806)	(656,154)	26.54
Forfeited	—	(19,308)	—	(19,308)	23.95
Balance as of June 30, 2015	17,105	565,711	1,900,779	2,483,595	26.17

17. Earnings per Share

The following table provides a reconciliation of net income from continuing operations and the number of shares of common stock used in the computations of basic EPS and diluted EPS (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Basic Earnings
Continuing Operations:
Income from continuing operations attributable to STWD common shareholders	$117,148	$117,868	$237,511	$240,020
Less: Income attributable to unvested shares	(1,207)	(1,367)	(2,183)	(3,100)
Basic — Income from continuing operations	$115,941	$116,501	$235,328	$236,920

Discontinued Operations:
Loss from discontinued operations	$—	$—	$—	$(1,551)
Basic — Net income attributable to STWD common shareholders after allocation to participating securities	$115,941	$116,501	$235,328	$235,369

Diluted Earnings
Continuing Operations:
Basic — Income from continuing operations attributable to STWD common shareholders	$117,148	$117,868	$237,511	$240,020
Less: Income attributable to unvested shares	(1,207)	(1,367)	(2,183)	(3,100)
Add: Undistributed earnings to unvested shares	15	128	126	480
Less: Undistributed earnings reallocated to unvested shares	(15)	(126)	(126)	(471)
Diluted — Income from continuing operations	$115,941	$116,503	$235,328	$236,929

Discontinued Operations:
Basic — Loss from discontinued operations	$—	$—	$—	$(1,551)
Diluted — Net income attributable to STWD common shareholders after allocation to participating securities	$115,941	$116,503	$235,328	$235,378

Number of Shares:
Basic — Average shares outstanding	235,087	218,751	229,346	207,203
Effect of dilutive securities — Convertible Notes	649	4,056	644	3,906
Effect of dilutive securities — Contingently Issuable Shares	95	85	95	85
Diluted — Average shares outstanding	235,831	222,892	230,085	211,194

Earnings Per Share Attributable to STWD Common Stockholders:
Basic:
Income from continuing operations	$0.49	$0.53	$1.03	$1.14
Loss from discontinued operations	—	—	—	(0.01)
Net income	$0.49	$0.53	$1.03	$1.13

Diluted:
Income from continuing operations	$0.49	$0.52	$1.02	$1.12
Loss from discontinued operations	—	—	—	(0.01)
Net income	$0.49	$0.52	$1.02	$1.11

Earnings per share for the six months ended June 30, 2015 and 2014 may not equal the sum of each quarter’s earnings per share due to rounding and other computational factors.

As of June 30, 2015 and 2014, unvested restricted shares of 2.5 million and 2.6 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above.

Also as of June 30, 2015, there were 61.9 million potential shares of common stock contingently issuable upon the conversion of the Convertible Notes.  The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash.  As a result, this principal amount, representing 61.3 million shares at June 30, 2015, was not included in the computation of diluted EPS.  However, as discussed in Note 10, the conversion options associated with the 2019 Notes are “in-the-money” as the if-converted value of the Convertible Notes exceeded the principal amount by $15.4 million at June 30, 2015.  The dilutive effect to EPS is determined by dividing this “conversion spread value” by the average share price. The “conversion spread value” is the value that would be delivered to investors in shares based on the terms of the Convertible Notes, upon an assumed conversion. In calculating the dilutive effect of these shares, the treasury stock method was used and resulted in a dilution of 0.6 million shares for the three and six months ended June 30, 2015. The conversion options associated with the 2017 Notes and 2018 Notes are “out-of-the-money” because the if-converted values of those notes were less than their principal amounts by $43.0 million and $9.6 million, respectively, at June 30, 2015. Therefore, there was no dilutive effect to EPS for the 2017 Notes and 2018 Notes.

18. Accumulated Other Comprehensive Income

The changes in AOCI by component are as follows (in thousands):

		Cumulative
		Unrealized Gain
	Effective Portion of	(Loss) on	Foreign
	Cumulative Loss on	Available-for-	Currency
	Cash Flow Hedges	Sale Securities	Translation	Total
Three Months Ended June 30, 2015
Balance at March 31, 2015	$(360)	$52,227	$(12,505)	$39,362
OCI before reclassifications	(71)	(1,857)	8,273	6,345
Amounts reclassified from AOCI	194	—	—	194
Net period OCI	123	(1,857)	8,273	6,539
Balance at June 30, 2015	$(237)	$50,370	$(4,232)	$45,901
Three Months Ended June 30, 2014
Balance at March 31, 2014	$(482)	$70,064	$10,533	$80,115
OCI before reclassifications	(457)	2,285	4,558	6,386
Amounts reclassified from AOCI	364	(11,903)	—	(11,539)
Net period OCI	(93)	(9,618)	4,558	(5,153)
Balance at June 30, 2014	$(575)	$60,446	$15,091	$74,962
Six Months Ended June 30, 2015
Balance at January 1, 2015	$(97)	$60,190	$(4,197)	$55,896
OCI before reclassifications	(538)	(4,424)	(35)	(4,997)
Amounts reclassified from AOCI	398	(5,396)	—	(4,998)
Net period OCI	(140)	(9,820)	(35)	(9,995)
Balance at June 30, 2015	$(237)	$50,370	$(4,232)	$45,901
Six Months Ended June 30, 2014
Balance at January 1, 2014	$(604)	$66,566	$9,487	$75,449
OCI before reclassifications	(708)	5,566	5,604	10,462
Amounts reclassified from AOCI	737	(11,686)	—	(10,949)
Net period OCI	29	(6,120)	5,604	(487)
Balance at June 30, 2014	$(575)	$60,446	$15,091	$74,962

The reclassifications out of AOCI impacted the condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 as follows (in thousands):

	Amounts Reclassified from		Amounts Reclassified from
	AOCI during the Three Months		AOCI during the Six Months		Affected Line Item
	Ended June 30,		Ended June 30,		in the Statements
Details about AOCI Components	2015	2014	2015	2014	of Operations
Losses on cash flow hedges:
Interest rate contracts	$(194)	$(364)	$(398)	$(737)	Interest expense
Unrealized gains (losses) on available for sale securities:
Interest realized upon collection	—	—	5,396	—	Interest income from investment securities
Net realized gain on sale of investments	—	11,903	—	11,899	Gain on sale of investments and other assets, net
OTTI	—	—	—	(213)	OTTI
Total	—	11,903	5,396	11,686
Total reclassifications for the period	$(194)	$11,539	$4,998	$10,949

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

The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the condensed consolidated balance sheets by their level in the fair value hierarchy as of June 30, 2015 and December 31, 2014 (amounts in thousands):

	June 30, 2015
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$279,352	$—	$—	$279,352
RMBS	193,150	—	—	193,150
CMBS	314,152	—	—	314,152
Equity security	15,402	15,402	—	—
Domestic servicing rights	128,109	—	—	128,109
Derivative assets	25,026	—	25,026	—
VIE assets	92,719,092	—	—	92,719,092
Total	$93,674,283	$15,402	$25,026	$93,633,855
Financial Liabilities:
Derivative liabilities	$6,290	$—	$6,290	$—
VIE liabilities	92,046,550	—	89,935,539	2,111,011
Total	$92,052,840	$—	$89,941,829	$2,111,011

	December 31, 2014
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$391,620	$—	$—	$391,620
RMBS	207,053	—	—	207,053
CMBS	334,080	—	—	334,080
Equity security	15,120	15,120	—	—
Domestic servicing rights	132,303	—	—	132,303
Derivative assets	26,628	—	26,628	—
VIE assets	107,816,065	—	—	107,816,065
Total	$108,922,869	$15,120	$26,628	$108,881,121
Financial Liabilities:
Derivative liabilities	$5,476	$—	$5,476	$—
VIE liabilities	107,232,201	—	102,339,081	4,893,120
Total	$107,237,677	$—	$102,344,557	$4,893,120

The changes in financial assets and liabilities classified as Level III were as follows for the three and six months ended June 30, 2015 and 2014 (amounts in thousands):

				Domestic
	Loans			Servicing		VIE
Three Months Ended June 30, 2015	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
April 1, 2015 balance	$343,770	$197,385	$308,195	$130,761	$103,363,978	$(2,145,458)	$102,198,631
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	10,831	—	936	(2,652)	(8,425,383)	490,913	(7,925,355)
OTTI	—	—	—	—	—	—	—
Net accretion	—	4,042	—	—	—	—	4,042
Included in OCI	—	(1,150)	5,019	—	—	—	3,869
Purchases / Originations	476,699	—	250	—	—	—	476,949
Sales	(551,634)	—	(385)	—	—	—	(552,019)
Issuances	—	—	—	—	—	(750)	(750)
Cash repayments / receipts	(314)	(7,127)	—	—	—	27,051	19,610
Transfers into Level III	—	—	—	—	—	(623,538)	(623,538)
Transfers out of Level III	—	—	—	—	—	174,376	174,376
Consolidations of VIEs	—	—	—	—	1,244,019	(34,133)	1,209,886
Deconsolidations of VIEs	—	—	137	—	(3,463,522)	528	(3,462,857)
June 30, 2015 balance	$279,352	$193,150	$314,152	$128,109	$92,719,092	$(2,111,011)	$91,522,844
Amount of total (losses) gains included in earnings attributable to assets still held at June 30, 2015	$(2,382)	$4,042	$1,097	$(2,652)	$(8,425,383)	$490,913	$(7,934,365)

				Domestic
	Loans			Servicing		VIE
Three Months Ended June 30, 2014	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
April 1, 2014 balance	$74,117	$291,217	$240,665	$144,898	$118,451,518	$(3,482,922)	$115,719,493
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	11,546	10,130	4,393	(5,523)	(3,332,084)	(1,664)	(3,313,202)
Net accretion	—	3,323	—	—	—	—	3,323
Included in OCI	—	(9,363)	2,740	—	—	—	(6,623)
Purchases / Originations	320,566	—	42,740	—	—	—	363,306
Sales	(251,612)	(53,236)	(13,457)	—	—	—	(318,305)
Issuances	—	—	—	—	—	(25,995)	(25,995)
Cash repayments / receipts	(205)	(10,466)	(421)	—	—	50,984	39,892
Transfers into Level III	—	—	5,480	—	—	(1,983,525)	(1,978,045)
Transfers out of Level III	—	—	—	(1,057)	—	293,115	292,058
Consolidations of VIEs	—	—	—	—	3,720,885	(68,772)	3,652,113
Deconsolidations of VIEs	—	—	221	—	(4,749,161)	32,654	(4,716,286)
June 30, 2014 balance	$154,412	$231,605	$282,361	$138,318	$114,091,158	$(5,186,125)	$109,711,729
Amount of total gains (losses) included in earnings attributable to assets still held at June 30, 2014	$688	$2,804	$4,513	$(5,523)	$(3,332,084)	$(1,664)	$(3,331,266)

				Domestic
	Loans			Servicing		VIE
Six Months Ended June 30, 2015	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
January 1, 2015 balance	$391,620	$207,053	$334,080	$132,303	$107,816,065	$(4,893,120)	$103,988,001
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	31,962	—	776	(4,194)	(17,273,237)	2,951,583	(14,293,110)
OTTI	—	—	—	—	—	—	—
Net accretion	—	13,487	—	—	—	—	13,487
Included in OCI	—	(8,776)	(198)	—	—	—	(8,974)
Purchases / Originations	889,919	—	8,988	—	—	—	898,907
Sales	(1,033,644)	—	(5,098)	—	—	—	(1,038,742)
Issuances	—	—	—	—	—	(7,513)	(7,513)
Cash repayments / receipts	(505)	(18,614)	(223)	—	—	74,988	55,646
Transfers into Level III	—	—	—	—	—	(816,018)	(816,018)
Transfers out of Level III	—	—	—	—	—	723,746	723,746
Consolidations of VIEs	—	—	(24,310)	—	5,657,627	(145,205)	5,488,112
Deconsolidations of VIEs	—	—	137	—	(3,481,363)	528	(3,480,698)
June 30, 2015 balance	$279,352	$193,150	$314,152	$128,109	$92,719,092	$(2,111,011)	$91,522,844
Amount of total (losses) gains included in earnings attributable to assets still held at June 30, 2015	$(2,382)	$7,994	$981	$(4,194)	$(17,273,237)	$2,951,583	$(14,319,255)

				Domestic
	Loans			Servicing		VIE
Six Months Ended June 30, 2014	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
January 1, 2014 balance	$206,672	$296,236	$208,006	$150,149	$103,151,624	$(1,597,984)	$102,414,703
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	32,439	11,141	9,600	(10,774)	(7,013,623)	99,837	(6,871,380)
OTTI	—	(213)	—	—	—	—	(213)
Net accretion	—	9,887	—	—	—	—	9,887
Included in OCI	—	(4,615)	2,207	—	—	—	(2,408)
Purchases / Originations	582,391	—	46,571	—	—	—	628,962
Sales	(554,073)	(62,546)	(29,301)	—	—	—	(645,920)
Issuances	—	—	—	—	—	(71,756)	(71,756)
Cash repayments / receipts	(297)	(18,285)	(829)	—	—	86,349	66,938
Transfers into Level III	—	—	52,780	—	—	(2,555,137)	(2,502,357)
Transfers out of Level III	(112,720)	—	(179)	(1,057)	—	712,856	598,900
Consolidations of VIEs	—	—	(6,715)	—	23,991,532	(1,892,944)	22,091,873
Deconsolidations of VIEs	—	—	221	—	(6,038,375)	32,654	(6,005,500)
June 30, 2014 balance	$154,412	$231,605	$282,361	$138,318	$114,091,158	$(5,186,125)	$109,711,729
Amount of total gains (losses) included in earnings attributable to assets still held at June 30, 2014	$688	$7,971	$9,018	$(10,774)	$(7,013,623)	$99,837	$(6,906,883)

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

The following table presents the fair values (all Level III) of our financial instruments not carried at fair value on the consolidated balance sheets (amounts in thousands):

	June 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets not carried at fair value:
Loans held-for-investment, loans held-for-sale and loans transferred as secured borrowings	$6,139,392	$6,259,610	$5,908,665	$6,034,838
Securities, held-to-maturity	354,534	353,811	441,995	440,629
European servicing rights	4,999	8,804	11,849	12,741
Financial liabilities not carried at fair value:
Secured financing agreements and secured borrowings on transferred loans	$3,716,805	$3,711,026	$3,267,230	3,251,035
Convertible senior notes	1,315,245	1,354,957	1,418,022	1,444,975

The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollar amounts in thousands):

	Carrying Value at	Valuation	Unobservable	Range as of (1)
	June 30, 2015	Technique	Input	June 30, 2015	December 31, 2014
Loans held-for-sale, fair value option	$279,352	Discounted cash flow	Yield (b)	4.4% - 5.2%	4.2% - 4.9%
			Duration (c)	10.0 years	5.0 - 10.0 years
RMBS	193,150	Discounted cash flow	Constant prepayment rate (a)	2.5% - 14.9%	1.2% - 15.9%
			Constant default rate (b)	1.0% - 8.7%	1.1% - 8.9%
			Loss severity (b)	11% - 80% (e)	15% - 80% (e)
			Delinquency rate (c)	2% - 29%	2% - 43%
			Servicer advances (a)	30% - 92%	14% - 75%
			Annual coupon deterioration (b)	0% - 0.5%	0% - 0.6%
			Putback amount per projected total collateral loss (d)	0% - 11%	0% - 11%
CMBS	314,152	Discounted cash flow	Yield (b)	0% - 207.8%	0% - 421.4%
			Duration (c)	0 - 13.5 years	0 - 11.8 years
Domestic servicing rights	128,109	Discounted cash flow	Debt yield (a)	8.25%	8.25%
			Discount rate (b)	15%	15%
			Control migration (b)	0% - 80%	0% - 80%
VIE assets	92,719,092	Discounted cash flow	Yield (b)	0% - 889.4%	0% - 925.0%
			Duration (c)	0 - 19.1 years	0 - 21.0 years
VIE liabilities	2,111,011	Discounted cash flow	Yield (b)	0% - 889.4%	0% - 925.0%
			Duration (c)	0 - 19.1 years	0 - 21.0 years

(1)	The ranges of significant unobservable inputs are represented in percentages and years.

Sensitivity of the Fair Value to Changes in the Unobservable Inputs

(a)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.

(b)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.

(c)

Significant increase (decrease) in the unobservable input in isolation would result in either a significantly lower or higher (lower or higher) fair value measurement depending on the structural features of the security in question.

(d)	Any delay in the putback recovery date leads to a decrease in fair value, for the majority of securities in our RMBS portfolio.

(e)	82% and 85% of the portfolio falls within a range of 45%-80% as of June 30, 2015 and December 31, 2014, respectively.

20.  Income Taxes

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

Our TRSs engage in various real estate related operations, including special servicing of commercial real estate, originating and securitizing commercial mortgage loans, and investing in entities which engage in real estate related operations. The majority of our TRSs are held within the Investing and Servicing Segment.  As of June 30, 2015 and December 31, 2014, approximately $857.9 million and $1.0 billion, respectively, of the Investing and Servicing Segment’s assets were owned by TRS entities, including $60.0 million and $88.6 million in cash, respectively. Our TRSs are not consolidated for federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.

Our income tax provision consisted of the following for the three and six months ended June 30, 2015 and 2014 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Current
Federal	$4,245	$5,484	$15,751	$10,624
Foreign	1,242	1,782	2,278	3,231
State	670	929	2,625	1,799
Total current	6,157	8,195	20,654	15,654
Deferred
Federal	(1,344)	(2,344)	615	(3,048)
Foreign	(834)	(1,192)	(1,623)	(2,198)
State	(187)	(382)	97	(511)
Total deferred	(2,365)	(3,918)	(911)	(5,757)
Total income tax provision	$3,792	$4,277	$19,743	$9,897

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are presented net by tax jurisdiction and are reported in other assets and other liabilities, respectively. At June 30, 2015 and December 31, 2014, our U.S. tax jurisdiction was in a net deferred tax asset position, while our European tax jurisdiction was in a net deferred tax liability position. The following table presents each of these tax jurisdictions and the tax effects of temporary differences on their respective net deferred tax assets and liabilities (in thousands):

	June 30, 2015	December 31, 2014
U.S.
Deferred tax asset, net
Reserves and accruals	$13,054	$13,818
Domestic intangible assets	9,661	9,617
Investment securities and loans	(2,408)	(2,327)
Investment in unconsolidated entities	702	883
Deferred income	435	427
Net operating and capital loss carryforwards	5,371	2,498
Valuation allowance	(5,371)	(2,498)
Other U.S. temporary differences	777	515
	22,221	22,933
Europe
Deferred tax liability, net
European servicing rights	(1,120)	(2,681)
Net operating and capital loss carryforwards	8,214	8,702
Valuation allowance	(8,214)	(8,702)
Other European temporary differences	(204)	(337)
	(1,324)	(3,018)
Net deferred tax assets	$20,897	$19,915

Unrecognized tax benefits were not material as of and during the three and six months ended June 30, 2015.

The following table is a reconciliation of our federal income tax determined using our statutory federal tax rate to our reported income tax provision for the three and six months ended June 30, 2015 and 2014 (dollar amounts in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015		2014		2015		2014
Federal statutory tax rate	$42,501	35.0%	$43,631	35.0%	$90,357	35.0%	$87,906	35.0%
REIT and other non-taxable income	(40,510)	(33.3)%	(38,989)	(31.3)%	(75,482)	(29.2)%	(79,372)	(31.7)%
State income taxes	179	0.1%	753	0.6%	2,180	0.8%	1,203	0.5%
Federal benefit of state tax deduction	(63)	(0.1)%	(263)	(0.2)%	(763)	(0.3)%	(421)	(0.2)%
Valuation allowance	1,618	1.3%	(1,100)	(0.9)%	2,873	1.1%	412	0.2%
Other	67	0.1%	245	0.2%	578	0.2%	169	0.1%
Effective tax rate	$3,792	3.1%	$4,277	3.4%	$19,743	7.6%	$9,897	3.9%

21. Commitments and Contingencies

As of June 30, 2015, we had future funding commitments on 57 loans totaling $2.0 billion, of which we expect to fund $1.7 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum debt service coverage ratios or executions of new leases before advances are made to the borrower.

In the ordinary course of business, we may provide various forms of guarantees.  In limited instances, specifically involving construction loans, the Company has guaranteed the future funding obligations of certain third party lenders in the event that such third parties fail to fund their proportionate share of the obligation in a timely manner.  We are currently unaware of any circumstances which would require us to make payments under any of these guarantees.

Management is not aware of any other contractual obligations, legal proceedings, or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on our condensed consolidated financial statements.

22.  Segment Data

In its operation of the business, management, including our chief operating decision maker, who is our Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis prior to the impact of consolidating VIEs under ASC 810. The segment information within this note is reported on that basis.  During the three months ended March 31, 2015, we established a separate presentation for corporate overhead which includes our corporate debt facilities and the associated expenses, management fee expenses and general and administrative expenses not directly allocable to our segments.  Also during the three months ended March 31, 2015, we transferred a performing loan with a balance of $25.0 million as of December 31, 2014 from our Investing and Servicing Segment to our Lending Segment.  During the three months ended June 30, 2015, upon our Ireland Portfolio acquisition discussed in Note 3, we established a third business segment, the Property Segment, and transferred our existing equity method investment in four regional shopping malls (the “Retail Fund”) from our Lending Segment to our Property Segment.  As of December 31, 2014, the carrying value of the Retail Fund was $129.5 million.  We have retrospectively reclassified prior periods to conform to these changes in presentation.

The table below presents our results of operations for the three months ended June 30, 2015 by business segment (amounts in thousands):

		Investing				Investing
	Lending	and Servicing	Property			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$113,928	$4,364	$—	$—	$118,292	$—	$118,292
Interest income from investment securities	17,050	47,272	—	—	64,322	(40,512)	23,810
Servicing fees	98	54,349	—	—	54,447	(24,293)	30,154
Rental income	—	1,478	3,536	—	5,014	—	5,014
Other revenues	334	1,301	—	—	1,635	(245)	1,390
Total revenues	131,410	108,764	3,536	—	243,710	(65,050)	178,660
Costs and expenses:
Management fees	367	18	—	26,385	26,770	51	26,821
Interest expense	20,197	2,751	877	25,974	49,799	—	49,799
General and administrative	6,083	32,626	174	2,343	41,226	178	41,404
Acquisition and investment pursuit costs	224	505	4,262	(124)	4,867	—	4,867
Costs of rental operations	—	878	333	—	1,211	—	1,211
Depreciation and amortization	—	4,213	1,615	—	5,828	—	5,828
Loan loss allowance, net	2,661	—	—	—	2,661	—	2,661
Total costs and expenses	29,532	40,991	7,261	54,578	132,362	229	132,591
Income (loss) before other income, income taxes and non-controlling interests	101,878	67,773	(3,725)	(54,578)	111,348	(65,279)	46,069
Other income:
Change in net assets related to consolidated VIEs	—	—	—	—	—	55,873	55,873
Change in fair value of servicing rights	—	(8,381)	—	—	(8,381)	5,729	(2,652)
Change in fair value of investment securities, net	510	(3,191)	—	—	(2,681)	4,127	1,446
Change in fair value of mortgage loans held-for-sale, net	—	10,831	—	—	10,831	—	10,831
Earnings from unconsolidated entities	1,361	5,328	2,554	—	9,243	(292)	8,951
Gain on sale of investments and other assets, net	209	—	—	—	209	—	209
(Loss) gain on derivative financial instruments, net	(23,954)	4,274	150	—	(19,530)	—	(19,530)
Foreign currency gain (loss), net	21,181	(120)	(207)	—	20,854	—	20,854
Loss on extinguishment of debt	—	—	—	(629)	(629)	—	(629)
Other income, net	—	10	—	—	10	—	10
Total other (loss) income	(693)	8,751	2,497	(629)	9,926	65,437	75,363
Income (loss) before income taxes	101,185	76,524	(1,228)	(55,207)	121,274	158	121,432
Income tax provision	—	(3,792)	—	—	(3,792)	—	(3,792)
Net income (loss)	101,185	72,732	(1,228)	(55,207)	117,482	158	117,640
Net income attributable to non-controlling interests	(334)	—	—	—	(334)	(158)	(492)
Net income (loss) attributable to Starwood Property Trust, Inc.	$100,851	$72,732	$(1,228)	$(55,207)	$117,148	$—	$117,148

The table below presents our results of operations for the three months ended June 30, 2014 by business segment (amounts in thousands):

		Investing			Investing
	Lending	and Servicing			and Servicing
	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$102,892	$2,563	$—	$105,455	$—	$105,455
Interest income from investment securities	15,178	30,081	—	45,259	(17,639)	27,620
Servicing fees	153	57,834	—	57,987	(25,306)	32,681
Rental income	—	2,552	—	2,552	—	2,552
Other revenues	108	2,684	—	2,792	(350)	2,442
Total revenues	118,331	95,714	—	214,045	(43,295)	170,750
Costs and expenses:
Management fees	556	18	24,471	25,045	40	25,085
Interest expense	15,619	976	21,100	37,695	—	37,695
General and administrative	5,467	34,977	2,469	42,913	181	43,094
Acquisition and investment pursuit costs	508	248	15	771	—	771
Costs of rental operations	—	1,674	—	1,674	—	1,674
Depreciation and amortization	—	5,154	—	5,154	—	5,154
Loan loss allowance, net	(139)	—	—	(139)	—	(139)
Other expense	66	4,286	—	4,352	—	4,352
Total costs and expenses	22,077	47,333	48,055	117,465	221	117,686
Income (loss) before other income, income taxes and non-controlling interests	96,254	48,381	(48,055)	96,580	(43,516)	53,064
Other income:
Change in net assets related to consolidated VIEs	—	—	—	—	47,028	47,028
Change in fair value of servicing rights	—	(12,804)	—	(12,804)	7,281	(5,523)
Change in fair value of investment securities, net	861	16,294	—	17,155	(12,196)	4,959
Change in fair value of mortgage loans held-for-sale, net	—	11,608	—	11,608	—	11,608
Earnings from unconsolidated entities	3,432	5,219	—	8,651	912	9,563
Gain on sale of investments, net	10,078	—	—	10,078	—	10,078
Loss on derivative financial instruments, net	(7,610)	(2,180)	—	(9,790)	—	(9,790)
Foreign currency gain (loss), net	4,082	(305)	—	3,777	—	3,777
OTTI	—	(797)	—	(797)	—	(797)
Other income, net	35	657	—	692	—	692
Total other income	10,878	17,692	—	28,570	43,025	71,595
Income (loss) before income taxes	107,132	66,073	(48,055)	125,150	(491)	124,659
Income tax provision	(443)	(3,834)	—	(4,277)	—	(4,277)
Net income (loss)	106,689	62,239	(48,055)	120,873	(491)	120,382
Net income attributable to non-controlling interests	(3,005)	—	—	(3,005)	491	(2,514)
Net income (loss) attributable to Starwood Property Trust, Inc.	$103,684	$62,239	$(48,055)	$117,868	$—	$117,868

The table below presents our results of operations for the six months ended June 30, 2015 by business segment (amounts in thousands):

		Investing				Investing
	Lending	and Servicing	Property			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$227,400	$9,321	$—	$—	$236,721	$—	$236,721
Interest income from investment securities	39,346	71,968	—	—	111,314	(59,760)	51,554
Servicing fees	182	105,297	—	—	105,479	(47,068)	58,411
Rental income	—	4,150	3,536	—	7,686	—	7,686
Other revenues	413	3,231	—	—	3,644	(507)	3,137
Total revenues	267,341	193,967	3,536	—	464,844	(107,335)	357,509
Costs and expenses:
Management fees	755	36	—	53,897	54,688	101	54,789
Interest expense	41,720	4,870	877	52,866	100,333	—	100,333
General and administrative	10,941	61,815	176	3,372	76,304	364	76,668
Acquisition and investment pursuit costs	997	718	4,262	76	6,053	—	6,053
Costs of rental operations	—	2,576	333	—	2,909	—	2,909
Depreciation and amortization	—	8,298	1,615	—	9,913	—	9,913
Loan loss allowance, net	2,978	—	—	—	2,978	—	2,978
Other expense	—	375	—	—	375	—	375
Total costs and expenses	57,391	78,688	7,263	110,211	253,553	465	254,018
Income (loss) before other income, income taxes and non-controlling interests	209,950	115,279	(3,727)	(110,211)	211,291	(107,800)	103,491
Other income:
Change in net assets related to consolidated VIEs	—	—	—	—	—	103,734	103,734
Change in fair value of servicing rights	—	(13,256)	—	—	(13,256)	9,062	(4,194)
Change in fair value of investment securities, net	171	5,122	—	—	5,293	(4,346)	947
Change in fair value of mortgage loans held-for-sale, net	—	31,962	—	—	31,962	—	31,962
Earnings from unconsolidated entities	2,216	8,052	5,195	—	15,463	(422)	15,041
Gain on sale of investments and other assets, net	307	17,100	—	—	17,407	—	17,407
Gain (loss) on derivative financial instruments, net	8,909	(3,733)	(83)	—	5,093	—	5,093
Foreign currency loss, net	(8,155)	(1,291)	(7)	—	(9,453)	—	(9,453)
Loss on extinguishment of debt	—	—	—	(5,921)	(5,921)	—	(5,921)
Other income, net	—	41	—	14	55	—	55
Total other income (loss)	3,448	43,997	5,105	(5,907)	46,643	108,028	154,671
Income (loss) before income taxes	213,398	159,276	1,378	(116,118)	257,934	228	258,162
Income tax benefit (provision)	30	(19,773)	—	—	(19,743)	—	(19,743)
Net income (loss)	213,428	139,503	1,378	(116,118)	238,191	228	238,419
Net income attributable to non-controlling interests	(680)	—	—	—	(680)	(228)	(908)
Net income (loss) attributable to Starwood Property Trust, Inc.	$212,748	$139,503	$1,378	$(116,118)	$237,511	$—	$237,511

The table below presents our results of operations for the six months ended June 30, 2014 by business segment (amounts in thousands):

		Investing		Single		Investing
	Lending	and Servicing		Family		and Servicing
	Segment	Segment	Corporate	Residential	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$204,979	$5,386	$—	$—	$210,365	$—	$210,365
Interest income from investment securities	33,467	53,089	—	—	86,556	(29,482)	57,074
Servicing fees	190	114,019	—	—	114,209	(47,317)	66,892
Rental income	—	3,135	—	—	3,135	—	3,135
Other revenues	188	5,698	—	—	5,886	(623)	5,263
Total revenues	238,824	181,327	—	—	420,151	(77,422)	342,729
Costs and expenses:
Management fees	1,183	36	51,609	—	52,828	78	52,906
Interest expense	31,445	1,927	42,154	—	75,526	—	75,526
General and administrative	10,612	74,326	3,890	—	88,828	367	89,195
Acquisition and investment pursuit costs	720	430	15	—	1,165	—	1,165
Costs of rental operations	—	2,106	—	—	2,106	—	2,106
Depreciation and amortization	—	9,790	—	—	9,790	—	9,790
Loan loss allowance, net	358	—	—	—	358	—	358
Other expense	52	5,557	—	—	5,609	—	5,609
Total costs and expenses	44,370	94,172	97,668	—	236,210	445	236,655
Income (loss) before other income, income taxes and non-controlling interests	194,454	87,155	(97,668)	—	183,941	(77,867)	106,074
Other income:
Change in net assets related to consolidated VIEs	—	—	—	—	—	103,032	103,032
Change in fair value of servicing rights	—	(24,979)	—	—	(24,979)	14,205	(10,774)
Change in fair value of investment securities, net	705	53,246	—	—	53,951	(40,631)	13,320
Change in fair value of mortgage loans held-for-sale, net	—	32,501	—	—	32,501	—	32,501
Earnings from unconsolidated entities	4,972	3,836	—	—	8,808	819	9,627
Gain on sale of investments, net	11,633	—	—	—	11,633	—	11,633
Loss on derivative financial instruments, net	(10,398)	(7,258)	—	—	(17,656)	—	(17,656)
Foreign currency gain (loss), net	5,643	(389)	—	—	5,254	—	5,254
OTTI	(213)	(797)	—	—	(1,010)	—	(1,010)
Other income, net	53	657	—	—	710	—	710
Total other income	12,395	56,817	—	—	69,212	77,425	146,637
Income (loss) from continuing operations before income taxes	206,849	143,972	(97,668)	—	253,153	(442)	252,711
Income tax provision	(526)	(9,371)	—	—	(9,897)	—	(9,897)
Income (loss) from continuing operations	206,323	134,601	(97,668)	—	243,256	(442)	242,814
Loss from discontinued operations, net of tax	—	—	—	(1,551)	(1,551)	—	(1,551)
Net income (loss)	206,323	134,601	(97,668)	(1,551)	241,705	(442)	241,263
Net income attributable to non-controlling interests	(3,236)	—	—	—	(3,236)	442	(2,794)
Net income (loss) attributable to Starwood Property Trust, Inc.	$203,087	$134,601	$(97,668)	$(1,551)	$238,469	$—	$238,469

The table below presents our condensed consolidated balance sheet as of June 30, 2015 by business segment (amounts in thousands):

		Investing				Investing
	Lending	and Servicing	Property			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$158,795	$47,694	$1,161	$238,072	$445,722	$756	$446,478
Restricted cash	10,969	15,822	—	—	26,791	—	26,791
Loans held-for-investment, net	5,913,197	2,199	—	—	5,915,396	—	5,915,396
Loans held-for-sale	88,056	279,352	—	—	367,408	—	367,408
Loans transferred as secured borrowings	135,940	—	—	—	135,940	—	135,940
Investment securities	663,014	829,687	—	—	1,492,701	(615,463)	877,238
Properties, net	—	57,771	339,245	—	397,016	—	397,016
Intangible assets	—	170,100	42,499	—	212,599	(36,992)	175,607
Investment in unconsolidated entities	35,283	55,189	120,927	—	211,399	(7,144)	204,255
Goodwill	—	140,437	—	—	140,437	—	140,437
Derivative assets	16,572	4,485	3,969	—	25,026	—	25,026
Accrued interest receivable	38,078	276	—	—	38,354	—	38,354
Other assets	20,084	65,478	19,459	12,918	117,939	(1,741)	116,198
VIE assets, at fair value	—	—	—	—	—	92,719,092	92,719,092
Total Assets	$7,079,988	$1,668,490	$527,260	$250,990	$9,526,728	$92,058,508	$101,585,236
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$16,293	$80,485	$15,261	$28,493	$140,532	$555	$141,087
Related-party payable	—	3,484	—	21,075	24,559	—	24,559
Dividends payable	—	—	—	115,575	115,575	—	115,575
Derivative liabilities	5,734	556	—	—	6,290	—	6,290
Secured financing agreements, net	2,379,372	294,771	245,609	659,751	3,579,503	—	3,579,503
Convertible senior notes, net	—	—	—	1,315,245	1,315,245	—	1,315,245
Secured borrowings on transferred loans	137,302	—	—	—	137,302	—	137,302
VIE liabilities, at fair value	—	—	—	—	—	92,046,550	92,046,550
Total Liabilities	2,538,701	379,296	260,870	2,140,139	5,319,006	92,047,105	97,366,111
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	2,402	2,402	—	2,402
Additional paid-in capital	2,918,478	1,174,898	262,513	(182,020)	4,173,869	—	4,173,869
Treasury stock	—	—	—	(32,464)	(32,464)	—	(32,464)
Accumulated other comprehensive income (loss)	46,668	(1,090)	323	—	45,901	—	45,901
Retained earnings (accumulated deficit)	1,564,327	113,309	3,554	(1,677,067)	4,123	—	4,123
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,529,473	1,287,117	266,390	(1,889,149)	4,193,831	—	4,193,831
Non-controlling interests in consolidated subsidiaries	11,814	2,077	—	—	13,891	11,403	25,294
Total Equity	4,541,287	1,289,194	266,390	(1,889,149)	4,207,722	11,403	4,219,125
Total Liabilities and Equity	$7,079,988	$1,668,490	$527,260	$250,990	$9,526,728	$92,058,508	$101,585,236

The table below presents our condensed consolidated balance sheet as of December 31, 2014 by business segment (amounts in thousands):

		Investing				Investing
	Lending	and Servicing	Property			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$125,132	$85,252	$—	$44,017	$254,401	$786	$255,187
Restricted cash	34,941	13,763	—	—	48,704	—	48,704
Loans held-for-investment, net	5,771,307	7,931	—	—	5,779,238	—	5,779,238
Loans held-for-sale	—	391,620	—	—	391,620	—	391,620
Loans transferred as secured borrowings	129,427	—	—	—	129,427	—	129,427
Investment securities	764,517	753,553	—	—	1,518,070	(519,822)	998,248
Properties, net	—	39,854	—	—	39,854	—	39,854
Intangible assets	—	190,207	—	—	190,207	(46,055)	144,152
Investment in unconsolidated entities	22,537	48,693	129,475	—	200,705	(6,722)	193,983
Goodwill	—	140,437	—	—	140,437	—	140,437
Derivative assets	23,579	3,049	—	—	26,628	—	26,628
Accrued interest receivable	39,188	914	—	—	40,102	—	40,102
Other assets	21,329	61,048	—	14,739	97,116	(1,464)	95,652
VIE assets, at fair value	—	—	—	—	—	107,816,065	107,816,065
Total Assets	$6,931,957	$1,736,321	$129,475	$58,756	$8,856,509	$107,242,788	$116,099,297
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$23,015	$97,424	$—	$23,620	$144,059	$457	$144,516
Related-party payable	—	4,405	—	36,346	40,751	—	40,751
Dividends payable	—	—	—	108,189	108,189	—	108,189
Derivative liabilities	3,662	1,814	—	—	5,476	—	5,476
Secured financing agreements, net	2,252,493	222,363	—	662,933	3,137,789	—	3,137,789
Convertible senior notes, net	—	—	—	1,418,022	1,418,022	—	1,418,022
Secured borrowings on transferred loans	129,441	—	—	—	129,441	—	129,441
VIE liabilities, at fair value	—	—	—	—	—	107,232,201	107,232,201
Total Liabilities	2,408,611	326,006	—	2,249,110	4,983,727	107,232,658	112,216,385
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	2,248	2,248	—	2,248
Additional paid-in capital	3,126,845	1,413,608	127,299	(832,027)	3,835,725	—	3,835,725
Treasury stock	—	—	—	(23,635)	(23,635)	—	(23,635)
Accumulated other comprehensive income	55,781	115	—	—	55,896	—	55,896
Retained earnings (accumulated deficit)	1,328,794	(3,408)	2,176	(1,336,940)	(9,378)	—	(9,378)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,511,420	1,410,315	129,475	(2,190,354)	3,860,856	—	3,860,856
Non-controlling interests in consolidated subsidiaries	11,926	—	—	—	11,926	10,130	22,056
Total Equity	4,523,346	1,410,315	129,475	(2,190,354)	3,872,782	10,130	3,882,912
Total Liabilities and Equity	$6,931,957	$1,736,321	$129,475	$58,756	$8,856,509	$107,242,788	$116,099,297

23. Subsequent Events

Our significant events subsequent to June 30, 2015 were as follows:

Ireland Property Acquisition

On July 24, 2015, we acquired a fully occupied office property subject to a net lease arrangement located in Dublin, Ireland.  The gross purchase price for this additional property, which comprises approximately 103,000 square feet, was €111.0 million.

Secured Financing Agreements

In July 2015, we exercised a one-year extension option on the Conduit Repo 1 facility extending the maturity from September 2015 to September 2016.

In July 2015, we exercised a one-year extension option on the Lender 6 Repo 1 facility extending the maturity from August 2017 to August 2018.

In July 2015, we amended the Borrowing Base facility to (i) permanently upsize available borrowings from $250.0 million to $450.0 million; (ii) extend the maturity date to July 2019 assuming exercise of a one-year extension option; and (iii) reduce pricing.

In July 2015, we exercised a one-year extension option on the Lender 4 Repo 1 facility extending the maturity from October 2015 to October 2016.

In August 2015, we amended the Lender 1 Repo 1 facility to upsize available borrowings from $1.25 billion to $1.6 billion.

Dividend Declaration

On August 4, 2015, our board of directors declared a dividend of $0.48 per share for the third quarter of 2015, which is payable on October 15, 2015 to common stockholders of record as of September 30, 2015.

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

Overview

Starwood Property Trust, Inc. (“STWD” together with its subsidiaries, “we” or the “Company”) is a Maryland corporation that commenced operations in August 2009, upon the completion of our initial public offering (“IPO”). We are focused primarily on originating, acquiring, financing and managing commercial mortgage loans and other commercial real estate debt investments, commercial mortgage-backed securities (“CMBS”), and other commercial real estate investments in both the U.S. and Europe. We refer to the following as our target assets:

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

During the three months ended June 30, 2015, we established a third business segment, real estate property (the “Property Segment”). We have three reportable business segments as of June 30, 2015:

•

Real estate lending (the “Lending Segment”)— engages primarily in originating, acquiring, financing and managing commercial first mortgages, subordinated mortgages, mezzanine loans, preferred equity, CMBS, RMBS and other real estate and real estate-related debt investments in both the U.S. and Europe that are held-for-investment.

•

Real estate investing and servicing (the “Investing and Servicing Segment”)—includes (i) servicing businesses in both the U.S. and Europe that manage and work out problem assets, (ii) an investment business that selectively acquires and manages unrated, investment grade and non-investment grade rated CMBS, including subordinated interests of securitization and resecuritization transactions, (iii) a mortgage loan business which originates conduit loans for the primary purpose of selling these loans into securitization transactions, and (iv) an investment business that selectively acquires commercial real estate assets, including properties acquired from CMBS trusts. This segment excludes the consolidation of securitization variable interest entities (“VIEs”).

•	Property Segment— engages primarily in acquiring and managing equity interests in stabilized commercial real estate properties that are held for investment.

Refer to Note 1 of our condensed consolidated financial statements included herein for further discussion of our business and organization.

Developments during the Second Quarter of 2015

•

Acquired Cedar Real Estate Investments PLC (“Cedar Investments”), an investment fund which owned a portfolio of eight office properties and one multi-family residential property all located in Dublin, Ireland. Subsequent to this acquisition, Cedar Investments purchased three additional office properties also located in Dublin, Ireland. The aggregate purchase price for all twelve properties (the “Ireland Portfolio”), which collectively comprise approximately 520,000 square feet, was $106.7 million. We executed a €294.0 million, five year mortgage facility which carries an annual interest rate of EURIBOR + 2.00% to finance the acquisition, of which €220.5 million was drawn down during the quarter.

•	The Lending Segment originated or acquired the following loans during the quarter:

•	$257.9 million first mortgage for the development of a 194-acre coastal residential community in Orange County, California, of which the Company funded $76.3 million during the second quarter.

•

$175.0 million first mortgage and mezzanine loan for the refinancing of a 1,054-room, five-property hotel portfolio located in California, of which the Company funded $170.0 million during the second quarter.

•

$83.5 million first mortgage and mezzanine loan for the refinancing and development of a 77-acre retail center located in Albuquerque, New Mexico, of which the Company funded $33.7 million during the second quarter.

•

$82.8 million first mortgage and mezzanine loan for the refinancing of a 270-unit luxury condominium tower located in Philadelphia, Pennsylvania, which the Company fully funded during the second quarter.

•	Funded $131.9 million of previously originated loan commitments during the second quarter.

•	Received proceeds of $373.5 million and $228.9 million from maturities and principal repayments on loans and held-to-maturity investment securities, respectively, during the second quarter.

•	Sold $293.2 million of loans and loan commitments during the second quarter.

•	Named special servicer on one new issue CMBS deal with a total unpaid principal balance of $1.1 billion.

•	Purchased $37.9 million of CMBS, including $17.5 million in new issue B-pieces.

•	Originated new conduit loans of $476.7 million.

•	Received proceeds of $551.6 million from sales of conduit loans.

•	Sold 13.8 million shares of common stock for gross proceeds of $326.1 million.

•	Repurchased 400,000 shares of common stock at a total cost of $8.8 million.

•	Repurchased $14.5 million par value of our 2019 Notes for $16.5 million, recognizing a loss on extinguishment of debt of $0.6 million.

Developments during the First Quarter of 2015

•	Entered into agreements to acquire the Ireland Portfolio.

•	The Lending Segment originated or acquired the following loans during the quarter:

•	$111.6 million first mortgage and mezzanine loan for the acquisition of a 129-acre office park in Boca Raton, Florida, of which the Company funded $85.0 million during the first quarter.

•	$105.6 million mezzanine loan secured by a 6,530-room, 24-property U.S. hotel portfolio.

•	$73.3 million first mortgage and mezzanine loan for the acquisition of a 367-room full service hotel in New Orleans, Louisiana, of which the Company funded $64.6 million during the first quarter.

•	$61.6 million first mortgage and mezzanine loan for the acquisition of a 499-room full service hotel in Indianapolis, Indiana, of which the Company funded $55.0 million during the first quarter.

•	$58.9 million first mortgage and mezzanine loan for the acquisition of an 11-building office portfolio in Sonoma County, California, of which the Company funded $55.7 million during the first quarter.

•	Funded $130.4 million of previously originated loan commitments during the first quarter.

•	Sold $85.5 million of loans and loan commitments during the first quarter.

•	Sold a commercial real estate asset from our Investing and Servicing Segment for a gain of $17.1 million.

•	Named special servicer on three new issue CMBS deals with total unpaid principal balances of $3.0 billion.

•	Purchased $60.3 million of CMBS, including $47.5 million in new issue B-pieces.

•	Originated new conduit loans of $413.2 million.

•	Received proceeds of $482.0 million from sales of conduit loans.

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

•	Repurchased $104.1 million par value of our 2019 Notes for $119.9 million, recognizing a loss on extinguishment of debt of $5.3 million.

Subsequent Events

Refer to Note 23 of our condensed consolidated financial statements included herein for disclosure regarding significant transactions that occurred subsequent to June 30, 2015.

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

The following table compares our summarized results of operations for the three and six months ended June 30, 2015 and 2014 by business segment (amounts in thousands):

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2015	2014	$ Change	2015	2014	$ Change
Revenues:
Lending Segment	$131,410	$118,331	$13,079	$267,341	$238,824	$28,517
Investing and Servicing Segment	108,764	95,714	13,050	193,967	181,327	12,640
Property Segment	3,536	—	3,536	3,536	—	3,536
Investing and Servicing VIEs	(65,050)	(43,295)	(21,755)	(107,335)	(77,422)	(29,913)
	178,660	170,750	7,910	357,509	342,729	14,780
Costs and expenses (1):
Lending Segment	29,532	22,077	7,455	57,391	44,370	13,021
Investing and Servicing Segment	40,991	47,333	(6,342)	78,688	94,172	(15,484)
Property Segment	7,261	—	7,261	7,263	—	7,263
Corporate	54,578	48,055	6,523	110,211	97,668	12,543
Investing and Servicing VIEs	229	221	8	465	445	20
	132,591	117,686	14,905	254,018	236,655	17,363
Other income (expense):
Lending Segment	(693)	10,878	(11,571)	3,448	12,395	(8,947)
Investing and Servicing Segment	8,751	17,692	(8,941)	43,997	56,817	(12,820)
Property Segment	2,497	—	2,497	5,105	—	5,105
Corporate	(629)	—	(629)	(5,907)	—	(5,907)
Investing and Servicing VIEs	65,437	43,025	22,412	108,028	77,425	30,603
	75,363	71,595	3,768	154,671	146,637	8,034
Income (loss) from continuing operations before income taxes:
Lending Segment	101,185	107,132	(5,947)	213,398	206,849	6,549
Investing and Servicing Segment	76,524	66,073	10,451	159,276	143,972	15,304
Property Segment	(1,228)	—	(1,228)	1,378	—	1,378
Corporate	(55,207)	(48,055)	(7,152)	(116,118)	(97,668)	(18,450)
Investing and Servicing VIEs	158	(491)	649	228	(442)	670
	121,432	124,659	(3,227)	258,162	252,711	5,451
Income tax provision	(3,792)	(4,277)	485	(19,743)	(9,897)	(9,846)
Loss from discontinued operations, net of tax	—	—	—	—	(1,551)	1,551
Net income attributable to non-controlling interests	(492)	(2,514)	2,022	(908)	(2,794)	1,886
Net income attributable to Starwood Property Trust, Inc.	$117,148	$117,868	$(720)	$237,511	$238,469	$(958)

(1)

Allocations of certain prior period costs and expenses among segments have been reclassified to a newly-established separate presentation for corporate overhead to conform to our current period presentation of both GAAP and non-

GAAP financial measures. Refer to Note 22 of our condensed consolidated financial statements included herein for further information.

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Lending Segment

Revenues

For the three months ended June 30, 2015, revenues of our Lending Segment increased $13.1 million to $131.4 million, compared to $118.3 million for the three months ended June 30, 2014. This increase was primarily due to (i) an $11.0 million increase in interest income from loans, which reflects a $1.1 billion net increase in loan investments of our Lending Segment between June 30, 2014 and 2015, mainly resulting from new loan originations exceeding maturities, and (ii) a $1.9 million increase in interest income from investment securities principally due to an increase in CMBS investments.

Costs and Expenses

For the three months ended June 30, 2015, costs and expenses of our Lending Segment increased $7.4 million to $29.5 million, compared to $22.1 million for the three months ended June 30, 2014. The increase was primarily due to a $4.6 million increase in interest expense associated with the various secured financing facilities used to fund the growth of our investment portfolio and a $2.8 million increase in our general loan loss allowance compared to a small reversal in the 2014 second quarter.  The outstanding balance under the secured financing facilities increased $574.3 million between June 30, 2014 and 2015.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	June 30,
	2015	2014	Change
Interest income from loans	$113,928	$102,892	$11,036
Interest income from investment securities	17,050	15,178	1,872
Interest expense	(20,197)	(15,619)	(4,578)
Net interest income	$110,781	$102,451	$8,330

For the three months ended June 30, 2015, net interest income of our Lending Segment increased $8.3 million to $110.8 million from $102.5 million for the three months ended June 30, 2014.  The increase primarily reflects a $1.0 billion net increase in investments of our Lending Segment between June 30, 2014 and 2015 which was financed in part by unallocated corporate-level debt.

The weighted average unlevered yield on the Lending Segment’s loans and investment securities was 7.9% as of June 30, 2015 compared to 8.3% as of June 30, 2014. The slight decrease is primarily due to a gradual tightening of interest rate spreads due to increased lender competition in the credit markets over the last twelve months.

During the three months ended June 30, 2015 and 2014, the Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 3.1% and 3.6%, respectively. This decrease in borrowing rates primarily reflects lower interest rate spreads on both our new and amended debt facilities over the last twelve months.

Other Income

For the three months ended June 30, 2015, other income (expense) of our Lending Segment decreased $11.6 million to $(0.7) million, from $10.9 million for the three months ended June 30, 2014. The decrease was primarily due to a $9.9 million decrease in gain on sale of investments due to higher sales activity, particularly of RMBS, in the second quarter of 2014 and a $2.1 million decrease in equity in earnings of unconsolidated entities.  A $17.1 million increase in foreign currency gain due to a weakening of the U.S. dollar against the pound sterling was mostly offset by a $16.3 million increased loss on derivatives.  The increased loss on derivatives reflects a $20.7 million increase in loss on foreign currency hedges partially offset by a $4.4 million favorable change in gain (loss) on interest rate derivatives.  The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and CMBS investments.

Investing and Servicing Segment and VIEs

Revenues

For the three months ended June 30, 2015, revenues of our Investing and Servicing Segment decreased $8.7 million to $43.7 million after consolidated VIE eliminations of $65.0 million, compared to $52.4 million after consolidated VIE eliminations of $43.3 million for the three months ended June 30, 2014. The VIE eliminations are merely a function of the number of CMBS trusts consolidated in any given period, and as such, are not a meaningful indicator of the operating results for this segment.  The decrease in revenues in the second quarter of 2015 was due to decreases of $5.7 million in interest income from CMBS investments, $2.5 million in servicing fees and $2.3 million in rental and other revenues, all partially offset by an increase of $1.8 million in interest income from loans.  The $5.7 million decrease in CMBS interest income was due to a $22.9 million increase in VIE eliminations related to the CMBS trusts we consolidate.  Excluding the effect of these eliminations, CMBS interest income increased by $17.2 million.

Costs and Expenses

For the three months ended June 30, 2015, costs and expenses of our Investing and Servicing Segment decreased $6.3 million to $41.2 million, compared to $47.6 million for the three months ended June 30, 2014. The VIE eliminations were nominal for both periods. The decrease in costs and expenses was primarily due to accruals for contingencies and legal fees incurred in the second quarter of 2014 which did not recur in the second quarter of 2015 and a $1.7 million decrease in depreciation and costs of rental operations related to a commercial real estate asset we sold for a gain in the first quarter of 2015, all partially offset by a $1.8 million increase in interest expense related to higher balances under our conduit loan and CMBS financing facilities.

Other Income

For the three months ended June 30, 2015, other income of our Investing and Servicing Segment increased $13.5 million to $74.2 million including additive net VIE eliminations of $65.4 million, from $60.7 million including additive net VIE eliminations of $43.0 million for the three months ended June 30, 2014. The increase in other income in the second quarter of 2015 compared to the second quarter of 2014 was primarily due to an $8.8 million increase in net assets related to consolidated VIEs and a $6.5 million favorable swing in gain (loss) on derivatives which are used to hedge interest rate risk and credit risk principally on the Investing and Servicing Segment’s conduit loans held-for-sale, both partially offset by a decrease of $3.2 million in the change in fair value of investment securities.  The change in fair value of our CMBS reflects a $0.9 million increase in the three months ended June 30, 2015 compared to a $4.1 million increase in the three months ended June 30, 2014.  Before VIE eliminations, there were (decreases) increases in fair value of these securities of $(3.2) million and $16.3 million in the three months ended June 30, 2015 and 2014, respectively.  Change in net assets related to consolidated VIEs reflects amounts associated with the Investing and Servicing Segment’s variable interests in CMBS trusts it consolidates, including special servicing fees, interest income, and changes in fair value of CMBS and servicing rights. As noted above, this number is merely a function of the number of CMBS trusts consolidated in any given period, and as such, is not a meaningful indicator of the operating results for this segment.

Income Tax Provision

Most of our consolidated income tax provision relates to the taxable nature of the Investing and Servicing Segment’s loan servicing and loan conduit businesses which are housed in TRSs.  Our tax provision for the three months ended June 30, 2015, as well as the overall effective tax rate, is slightly lower than for the three months ended June 30, 2014 primarily due to a decrease in our income from an investment in an unconsolidated entity held within a TRS.

Property Segment

During the three months ended June 30, 2014, there was no activity in the Property Segment. Therefore a comparison of results of this segment for the three months ended June 30, 2014 to the three months ended June 30, 2015 is not meaningful.

Revenues

For the three months ended June 30, 2015, revenues of our Property Segment consisted of $3.5 million of rental income for the partial period subsequent to our May 2015 acquisition of the Ireland Portfolio.

Costs and Expenses

For the three months ended June 30, 2015, costs and expenses of our Property Segment of $7.3 million consisted of $4.3 million of acquisition and investment pursuit costs, of which $3.2 million related to the acquisition of the Ireland Portfolio, and $3.0 million of other rental related costs, including $1.6 million of depreciation and amortization and $0.9 million of interest expense on the secured financing for the Ireland Portfolio.

Other Income

For the three months ended June 30, 2015, other income of our Property Segment of $2.5 million consisted primarily of equity in earnings from our investment in four regional shopping malls (the “Retail Fund”) which we acquired in the fourth quarter of 2014.

Corporate

For the three months ended June 30, 2015, corporate expenses increased $6.5 million to $54.6 million, compared to $48.1 million for the three months ended June 30, 2014. The increase was primarily due to a $4.9 million increase in interest expense related to our October 2014 issuance of Convertible Notes due 2017 and a $1.9 million increase in management fees.  The increase in management fees reflects the impacts of (i) higher levels of invested capital which resulted in an increased base management fee and (ii) higher manager stock compensation expense resulting from awards granted during the second quarter of 2015.  Corporate other expense of $0.6 million for the three months ended June 30, 2015 represents a loss on the repurchase of $14.5 million principal amount of our Convertible Notes due 2019.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Lending Segment

Revenues

For the six months ended June 30, 2015, revenues of our Lending Segment increased $28.5 million to $267.3 million, compared to $238.8 million for the six months ended June 30, 2014. This increase was primarily due to (i) a $22.4 million increase in interest income from loans, which reflects a $1.1 billion net increase in loan investments of our Lending Segment between June 30, 2014 and 2015, mainly resulting from new loan originations exceeding maturities, and (ii) a $5.9 million increase in interest income from investment securities, reflecting higher accretion of discount on RMBS as well as increased income from CMBS and preferred equity interests in real estate ventures.

Costs and Expenses

For the six months ended June 30, 2015, costs and expenses of our Lending Segment increased $13.0 million to $57.4 million, compared to $44.4 million for the six months ended June 30, 2014. The increase was primarily due to a $10.3 million increase in interest expense associated with the various secured financing facilities used to fund the growth of our investment portfolio and a $2.6 million increase in our general loan loss allowance.  The outstanding balance under the secured financing facilities increased $574.3 million between June 30, 2014 and 2015.

Net Interest Income (amounts in thousands)

	For the Six Months Ended
	June 30,
	2015	2014	Change
Interest income from loans	$227,400	$204,979	$22,421
Interest income from investment securities	39,346	33,467	5,879
Interest expense	(41,720)	(31,445)	(10,275)
Net interest income	$225,026	$207,001	$18,025

For the six months ended June 30, 2015, net interest income of our lending segment increased $18.0 million to $225.0 million from $207.0 million for the six months ended June 30, 2014.  The increase primarily reflects a $1.0 billion net increase in investments of our Lending Segment between June 30, 2014 and 2015 which was financed in part by unallocated corporate-level debt.

Refer to the discussion of the Lending Segment’s results of operations for the three months ended June 30, 2015 for a discussion of our weighted average unlevered yields on the Lending Segment’s loans and investment securities and the Lending Segment’s weighted average secured borrowing rates.

Other Income

For the six months ended June 30, 2015, other income of our Lending Segment decreased $8.9 million to $3.4 million, from $12.4 million for the six months ended June 30, 2014. The decrease was primarily due to a $13.8 million unfavorable swing in foreign currency gain (loss), an $11.3 million decrease in gain on sale of investments due to higher sales activity, particularly of RMBS, in the second half of 2014 and a $2.8 million decrease in equity in earnings of unconsolidated entities.  These decreases were partially offset by a $19.3 million favorable swing in gain (loss) on derivatives, mostly related to foreign currency hedges. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and CMBS investments.

Investing and Servicing Segment and VIEs

Revenues

For the six months ended June 30, 2015, revenues of our Investing and Servicing Segment decreased $17.3 million to $86.6 million after consolidated VIE eliminations of $107.3 million, compared to $103.9 million after consolidated VIE eliminations of $77.4 million for the six months ended June 30, 2014. The VIE eliminations are merely a function of the number of CMBS trusts consolidated in any given period, and as such, are not a meaningful indicator of the operating results for this segment.  The decrease in revenues in the second half of 2015 was due to decreases of $11.4 million in interest income from CMBS investments, $8.5 million in servicing fees and $1.3 million in rental and other revenues, all partially offset by an increase of $3.9 million in interest income from loans.  The $11.4 million decrease in CMBS interest income was due to a $30.3 million increase in VIE eliminations related to the CMBS trusts we consolidate.  Excluding the effect of these eliminations, CMBS interest income increased by $18.9 million.

Costs and Expenses

For the six months ended June 30, 2015, costs and expenses of our Investing and Servicing Segment decreased $15.4 million to $79.2 million, compared to $94.6 million for the six months ended June 30, 2014. The VIE eliminations were nominal for both periods. The decrease in costs and expenses was primarily due to (i) lower incentive and other compensation, (ii) accruals for contingencies and legal fees incurred in the first half of 2014 which did not recur in the first half of 2015 and (iii) a $1.0 million net decrease in depreciation and costs of rental operations related to a commercial real estate asset we sold for a gain in the first quarter of 2015, all partially offset by a $2.9 million increase in interest expense related to higher balances under our conduit loan and CMBS financing facilities.

Other Income

For the six months ended June 30, 2015, other income of our Investing and Servicing Segment increased $17.8 million to $152.0 million including additive net VIE eliminations of $108.0 million, from $134.2 million including additive net VIE eliminations of $77.4 million for the six months ended June 30, 2014. The increase in other income in the first half of 2015 compared to the first half of 2014 was primarily due to (i) a $17.1 million gain on sale of a commercial real estate asset, (ii) a $6.6 million lesser reduction in the fair value of our domestic servicing rights intangible which reflects the expected amortization of this deteriorating asset net of increases in fair value due to the attainment of new servicing contracts, (iii) a $3.5 million lower loss from derivatives which are used to hedge interest rate risk and credit risk principally on the Investing and Servicing Segment’s conduit loans held-for-sale and (iv) a $3.0 million increase in earnings from unconsolidated entities, all partially offset by a decrease of $11.8 million in the change in fair value of investment securities.  The change in fair value of our CMBS reflects a $0.8 million increase in the six months ended June 30, 2015 compared to a $12.6 million increase in the six months ended June 30, 2014.  Before VIE eliminations, there were increases in fair value of these securities of $5.1 million and $53.2 million in the six months ended June 30, 2015 and 2014, respectively.

Income Tax Provision

Most of our consolidated income tax provision relates to the taxable nature of the Investing and Servicing Segment’s loan servicing and loan conduit businesses which are housed in TRSs.  Our tax provision for the six months ended June 30, 2015, as well as the overall effective tax rate, is higher than for the six months ended June 30, 2014 primarily due to the taxable gain on sale of a commercial real estate asset and other increases in our TRS income.

Property Segment

Refer to the discussion of the Property Segment’s results of operations for the three months ended June 30, 2015, as the Ireland Portfolio acquisition occurred during that period.  The results of operations for the Property Segment prior to the Ireland Portfolio acquisition relate solely to our equity method investment in the Retail Fund, which was acquired during the fourth quarter of 2014.

Corporate

For the six months ended June 30, 2015, corporate expenses increased $12.5 million to $110.2 million, compared to $97.7 million for the six months ended June 30, 2014.  The increase was primarily due to a $10.7 million increase in interest expense related to our October 2014 issuance of Convertible Notes due 2017 and a $2.3 million increase in management fees.  The increase in management fees reflects the impacts of (1) higher levels of invested capital which resulted in an increased base management fee and (2) higher manager stock compensation expense resulting from awards granted during the 2015 second quarter.  Corporate other expense of $5.9 million for the six months ended June 30, 2015 represents a loss on the repurchase of $118.6 million principal amount of our Convertible Notes due 2019.

Non-GAAP Financial Measures

Core Earnings is a non-GAAP financial measure. We calculate Core Earnings as GAAP net income (loss) excluding non-cash equity compensation expense, the incentive fee due under our management agreement, depreciation and amortization of real estate, any unrealized gains, losses or other non-cash items recorded in net income for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount is adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash adjustments as determined by our Manager and approved by a majority of our independent directors.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Diluted weighted average shares - GAAP	235,831	222,892	230,085	211,194
Add: Participating securities	2,295	2,875	2,155	2,876
Less: Conversion spread value	(649)	(4,056)	(644)	(3,906)
Diluted weighted average shares - Core	237,477	221,711	231,596	210,164

The definition of Core Earnings allows management to make adjustments, subject to the approval of a majority of the independent directors, in situations where such adjustments are considered appropriate in order for Core Earnings to be calculated in a manner consistent with its definition and objective.  We encountered this type of situation during the first quarter of 2015 when we incurred a loss on extinguishment of debt associated with our convertible notes.  The definition of Core Earnings did not contemplate the treatment of a loss on extinguishment of debt, so we modified the definition during the first quarter of 2015 to incorporate this type of transaction.

For the three and six months ended June  30, 2015, we repurchased $14.5 million and $118.6 million, respectively, of our 2019 Notes for total consideration of $16.5 million and $136.3 million, respectively.  The resulting GAAP loss for the three and six months ended June 30, 2015 of $0.6 million and $5.9 million, respectively, reflects the difference between the book value of the liability component and the related allocable liability component of the repurchase price.  The portion of the repurchase price attributable to the equity component during the three and six months ended June 30, 2015 totaled $2.1 million, of which $0.5 million reflects a write-off of the unamortized conversion discount, and $17.7 million, of which $3.8 million reflects a write-off of the unamortized conversion discount, respectively.  For the three and six months ended June 30, 2015, the $0.5 million and $3.8 million write-offs, respectively, are already included in the GAAP loss of $0.6 million and $5.9 million, respectively, and as such, are already reflected in Core Earnings.

For the remaining $1.6 million and $13.9 million reduction to equity for the three and six months ended June 30, 2015, respectively, we believe this amount is effectively a reduction of the $20.4 million equity balance that was recognized upon issuance of the 2019 Notes.  This portion will not be considered realized until the earlier of (i) the entire issuance of the 2019 Notes has been extinguished; or (2) the $20.4 million has been fully amortized.  As a result, for the three and six months ended June 30, 2015, we reflected the $1.6 million and $13.9 million, respectively, as accelerated amortization of our original $20.4 million.  If and when the original equity balance is fully amortized, the incremental equity component differential, if any, will be reflected as an adjustment to Core Earnings.

The following table summarizes our quarterly Core Earnings per weighted average diluted share for the six months ended June 30, 2015 and 2014:

	Core Earnings For the Three-Month Periods Ended
	March 31	June 30
2015	$0.55	$0.53
2014	0.61	0.52

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

The following table presents our summarized results of operations and reconciliation to Core Earnings for the three months ended June 30, 2015, by business segment (amounts in thousands):

		Investing
	Lending	and Servicing	Property
	Segment	Segment	Segment	Corporate	Total
Revenues	$131,410	$108,764	$3,536	$—	$243,710
Costs and expenses	(29,532)	(40,991)	(7,261)	(54,578)	(132,362)
Other (loss) income	(693)	8,751	2,497	(629)	9,926
Income (loss) before income taxes	101,185	76,524	(1,228)	(55,207)	121,274
Income tax provision	—	(3,792)	—	—	(3,792)
Income attributable to non-controlling interests	(334)	—	—	—	(334)
Net income (loss) attributable to Starwood Property Trust, Inc.	100,851	72,732	(1,228)	(55,207)	117,148
Add / (Deduct):
Non-cash equity compensation expense	1,135	2,291	—	7,484	10,910
Management incentive fee	—	—	—	4,088	4,088
Depreciation and amortization	—	414	1,537	—	1,951
Loan loss allowance, net	2,661	—	—	—	2,661
Interest income adjustment for securities	(301)	(7,232)	—	—	(7,533)
Other non-cash items	—	—	—	—	—
Reversal of unrealized (gains) / losses on:
Loans held-for-sale	—	(10,831)	—	—	(10,831)
Securities	(510)	3,191	—	—	2,681
Derivatives	23,160	(5,067)	(150)	—	17,943
Foreign currency	(21,182)	120	207	—	(20,855)
Earnings from unconsolidated entities	—	(5,328)	—	—	(5,328)
Recognition of realized gains / (losses) on:
Loans held-for-sale	—	18,188	—	—	18,188
Securities	—	(11,492)	—	—	(11,492)
Derivatives	8,578	(62)	—	—	8,516
Foreign currency	(6,282)	(120)	(7)	—	(6,409)
Earnings from unconsolidated entities	—	4,274	—	—	4,274
Core Earnings (Loss)	$108,110	$61,078	$359	$(43,635)	$125,912
Core Earnings (Loss) per Weighted Average Diluted Share	$0.46	$0.25	$—	$(0.18)	$0.53

The following table presents our summarized results of operations and reconciliation to Core Earnings for the three months ended June 30, 2014, by business segment (amounts in thousands):

		Investing
	Lending	and Servicing
	Segment	Segment	Corporate	Total
Revenues	$118,331	$95,714	$—	$214,045
Costs and expenses (1)	(22,077)	(47,333)	(48,055)	(117,465)
Other income	10,878	17,692	—	28,570
Income (loss) before income taxes	107,132	66,073	(48,055)	125,150
Income tax provision	(443)	(3,834)	—	(4,277)
Income attributable to non-controlling interests	(3,005)	—	—	(3,005)
Net income (loss) attributable to Starwood Property Trust, Inc.	103,684	62,239	(48,055)	117,868
Add / (Deduct):
Non-cash equity compensation expense	416	233	6,875	7,524
Management incentive fee	—	—	4,047	4,047
Depreciation and amortization	—	788	—	788
Loan loss allowance, net	(139)	—	—	(139)
Interest income adjustment for securities	(948)	396	—	(552)
Other non-cash items	—	250	—	250
Reversal of unrealized (gains) / losses on:
Loans held-for-sale	—	(11,608)	—	(11,608)
Securities	(10,991)	(16,293)	—	(27,284)
Derivatives	7,622	1,762	—	9,384
Foreign currency	(4,083)	—	—	(4,083)
Earnings from unconsolidated entities	—	(522)	—	(522)
Recognition of realized gains / (losses) on:
Loans held for sale	—	11,096	—	11,096
Securities	10,301	(284)	—	10,017
Derivatives	(10,244)	(400)	—	(10,644)
Foreign currency	9,100	—	—	9,100
Earnings from unconsolidated entities	—	—	—	—
Core Earnings (Loss)	$104,718	$47,657	$(37,133)	$115,242
Core Earnings (Loss) per Weighted Average Diluted Share (2)	$0.47	$0.22	$(0.17)	$0.52

(1)

Allocations of certain prior period costs and expenses among segments have been reclassified to a newly-established separate presentation for corporate overhead to conform to our current period presentation of both GAAP and non-GAAP financial measures. Refer to Note 22 of our condensed consolidated financial statements included herein for further information.

(2)	We have conformed our calculation of weighted average diluted shares to our current methodology of excluding the conversion spread value of our convertible notes.

Lending Segment

The Lending Segment’s Core Earnings increased by $3.4 million, from $104.7 million during the second quarter of 2014 to $108.1 million in the second quarter of 2015. After making adjustments for the calculation of Core Earnings, revenues were $131.1 million, costs and expenses were $25.7 million and other income was $3.0 million.

Core revenues, consisting principally of interest income on loans, increased by $13.7 million in the second quarter of 2015 due to growth of $1.1 billion in our loan portfolio since June 30, 2014 and, to a lesser extent, increased interest income on investment securities.

Core costs and expenses increased by $3.9 million in the second quarter of 2015 due to an increase in interest expense associated with the various facilities utilized to fund the growth of our investment portfolio.  The outstanding balance of the Lending Segment’s secured financing agreements increased by $574.3 million since June 30, 2014.

Core other income decreased by $9.5 million, principally due to a decrease in gain on sale of investments due to higher sales activity, particularly of RMBS, in the second quarter of 2014.

Investing and Servicing Segment

The Investing and Servicing Segment’s Core Earnings increased by $13.4 million, from $47.7 million during the second quarter of 2014 to $61.1 million in the second quarter of 2015.  After making adjustments for the calculation of Core Earnings, revenues were $101.5 million, costs and expenses were $38.2 million, other income was $1.6 million and income taxes were $3.8 million.

Core revenues increased by $5.4 million in the second quarter of 2015 due to increases of $9.6 million in interest income from our CMBS portfolio and $1.8 million in interest income on our conduit loans partially offset by a decrease of $3.5 million in servicing fees and $2.5 million in rental and other revenues.

Core costs and expenses decreased by $7.8 million in the second quarter of 2015, primarily due to accruals for contingencies and legal fees incurred in the second quarter of 2014, which did not recur in the second quarter of 2015, and lower incentive compensation, all partially offset by an increase of $1.8 million in interest expense on our conduit loan and CMBS financing facilities.

Core other income increased by $0.2 million in the second quarter of 2015, reflecting higher gains on sales of conduit loans into securitizations partially offset by lower gains on CMBS sales.

Income taxes, which principally relate to the operating results of our servicing and conduit businesses which are held in TRSs, decreased nominally.

Property Segment

During the three months ended June 30, 2014, there was no activity in the Property Segment. Therefore a comparison of results of this segment for the three months ended June 30, 2015 to the three months ended June 30, 2014 is not meaningful.

The Property Segment contributed Core Earnings of $0.4 million during the second quarter of 2015. After making adjustments for the calculation of Core Earnings, revenues were $3.5 million, costs and expenses were $5.6 million and other income was $2.5 million.

Core revenues consisted of $3.5 million of rental income from the Ireland Portfolio following its acquisition in May 2015.

Core costs and expenses of $5.6 million consisted of (i) acquisition and investment pursuit costs of $4.3 million, of which $3.2 million related to the Ireland Portfolio, (ii) $0.9 million of interest expense on secured financing for the Ireland Portfolio and (iii) $0.4 million of other rental related costs.

Core other income of $2.5 million consisted primarily of equity in earnings of the Retail Fund.

Corporate

Core corporate costs and expenses increased by $6.5 million, from $37.1 million in the second quarter of 2014 to $43.6 million in the second quarter of 2015. This increase was primarily due to a $4.9 million increase in interest expense primarily related to our October 2014 issuance of Convertible Notes due 2017 and a $1.3 million increase in base management fees.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

The following table presents our summarized results of operations and reconciliation to Core Earnings for the six months ended June 30, 2015, by business segment (amounts in thousands):

		Investing
	Lending	and Servicing	Property
	Segment	Segment	Segment	Corporate	Total
Revenues	$267,341	$193,967	$3,536	$—	$464,844
Costs and expenses	(57,391)	(78,688)	(7,263)	(110,211)	(253,553)
Other income (loss)	3,448	43,997	5,105	(5,907)	46,643
Income (loss) before income taxes	213,398	159,276	1,378	(116,118)	257,934
Income tax benefit (provision)	30	(19,773)	—	—	(19,743)
Income attributable to non-controlling interests	(680)	—	—	—	(680)
Net income (loss) attributable to Starwood Property Trust, Inc.	212,748	139,503	1,378	(116,118)	237,511
Add / (Deduct):
Non-cash equity compensation expense	1,312	2,554	—	14,535	18,401
Management incentive fee	—	—	—	10,767	10,767
Depreciation and amortization	—	856	1,537	—	2,393
Loan loss allowance, net	2,978	—	—	—	2,978
Interest income adjustment for securities	(364)	(3,445)	—	—	(3,809)
Other non-cash items	—	(775)	—	—	(775)
Reversal of unrealized (gains) / losses on:
Loans held-for-sale	—	(31,962)	—	—	(31,962)
Securities	(171)	(5,122)	—	—	(5,293)
Derivatives	(10,507)	1,642	83	—	(8,782)
Foreign currency	8,154	1,291	7	—	9,452
Earnings from unconsolidated entities	—	(8,052)	—	—	(8,052)
Recognition of realized gains / (losses) on:
Loans held-for-sale	—	35,623	—	—	35,623
Securities	—	(10,121)	—	—	(10,121)
Derivatives	11,506	(4,495)	—	—	7,011
Foreign currency	(10,239)	(1,565)	(7)	—	(11,811)
Earnings from unconsolidated entities	—	6,063	—	—	6,063
Core Earnings (Loss)	$215,417	$121,995	$2,998	$(90,816)	$249,594
Core Earnings (Loss) per Weighted Average Diluted Share	$0.94	$0.52	$0.01	$(0.39)	$1.08

The following table presents our summarized results of operations and reconciliation to Core Earnings for the six months ended June 30, 2014, by business segment (amounts in thousands):

		Investing
	Lending	and Servicing		Single Family
	Segment	Segment	Corporate	Residential	Total
Revenues	$238,824	$181,327	$—	$—	$420,151
Costs and expenses (1)	(44,370)	(94,172)	(97,668)	—	(236,210)
Other income	12,395	56,817	—	—	69,212
Income (loss) from continuing operations before income taxes	206,849	143,972	(97,668)	—	253,153
Income tax provision	(526)	(9,371)	—	—	(9,897)
Loss from discontinued operations, net of tax	—	—	—	(1,551)	(1,551)
Income attributable to non-controlling interests	(3,236)	—	—	—	(3,236)
Net income (loss) attributable to Starwood Property Trust, Inc.	203,087	134,601	(97,668)	(1,551)	238,469
Add / (Deduct):
Non-cash equity compensation expense	593	442	13,696	—	14,731
Management incentive fee	—	—	11,223	—	11,223
Change in Control Plan	—	1,279	—	—	1,279
Depreciation and amortization	—	1,070	—	1,540	2,610
Loan loss allowance, net	358	—	—	—	358
Interest income adjustment for securities	(1,350)	5,854	—	—	4,504
Other non-cash items	—	250	—	—	250
Reversal of unrealized (gains) / losses on:
Loans held for sale	—	(32,501)	—	—	(32,501)
Securities	(10,835)	(53,245)	—	—	(64,080)
Derivatives	10,410	6,082	—	—	16,492
Foreign currency	(5,644)	—	—	—	(5,644)
Earnings from unconsolidated entities	—	(593)	—	—	(593)
Recognition of realized gains / (losses) on:
Loans held for sale	—	29,385	—	—	29,385
Securities	9,782	14,131	—	—	23,913
Derivatives	(10,590)	(2,757)	—	—	(13,347)
Foreign currency	9,716	—	—	—	9,716
Earnings from unconsolidated entities	—	—	—	—	—
Core Earnings (Loss)	$205,527	$103,998	$(72,749)	$(11)	$236,765
Core Earnings (Loss) per Weighted Average Diluted Share (2)	$0.98	$0.50	$(0.35)	$—	$1.13

(1)

Allocations of certain prior period costs and expenses among segments have been reclassified to a newly-established separate presentation for corporate overhead to conform to our current period presentation of both GAAP and  non-GAAP financial measures. Refer to Note 22 of our condensed consolidated financial statements included herein for further information.

(2)	We have conformed our calculation of weighted average diluted shares to our current methodology of excluding the conversion spread value of our convertible notes.

Lending Segment

The Lending Segment’s Core Earnings increased by $9.9 million, from $205.5 million during the six months ended June 30, 2014 to $215.4 million during the six months ended June 30, 2015. After making adjustments for the calculation of Core Earnings, revenues were $267.0 million, costs and expenses were $53.1 million and other income was $2.2 million.

Core revenues, consisting principally of interest income on loans, increased by $29.5 million in the first half of 2015 due to growth of $1.1 billion in our loan portfolio since June 30, 2014 and, to a lesser extent, increased interest income on investment securities.

Core costs and expenses increased by $9.7 million due to an increase in interest expense associated with the various facilities utilized to fund the growth of our investment portfolio.  The outstanding balance of the Lending Segment’s secured financing agreements increased by $574.3 million since June 30, 2014.

Core other income decreased by $13.0 million, principally due to a decrease in gain on sale of investments due to higher sales activity, particularly of RMBS, in the second half of 2014.

Investing and Servicing Segment

The Investing and Servicing Segment’s Core Earnings increased by $18.0 million, from $104.0 million during the six months ended June 30, 2014 to $122.0 million during the six months ended June 30, 2015. After making adjustments for the calculation of Core Earnings, revenues were $190.5 million, costs and expenses were $75.5 million, other income was $26.8 million and income taxes were $19.8 million.

Core revenues increased by $3.3 million primarily due to increases of $9.6 million in interest income from our CMBS portfolio and $3.9 million in interest income on our conduit loans partially offset by a decrease of $8.7 million in servicing fees and $1.5 million in rental and other revenues.

Core costs and expenses decreased by $15.7 million, primarily due to accruals for contingencies and legal fees incurred in the second quarter of 2014, which did not recur in the second quarter of 2015, and lower incentive compensation, all partially offset by an increase of $2.9 million in interest expense on our conduit loan and CMBS financing facilities.

Core other income increased by $9.4 million, primarily due to a gain on the sale of a commercial real estate asset and increased gains on sales of conduit loans into securitizations, both partially offset by lower gains on CMBS sales.

Income taxes, which principally relate to the operating results of our servicing and conduit businesses which are held in TRSs, increased $10.4 million due to a taxable gain on the sale of a commercial real estate asset as well as other increases in our TRS income.

Property Segment

The Property Segment contributed Core Earnings of $3.0 million for the six months ended June 30, 2015.  Refer to the discussion of the Property Segment’s core results for the three months ended June 30, 2015, as the Ireland Portfolio acquisition occurred during that period.  The results of operations for the Property Segment prior to the Ireland Portfolio acquisition relate solely to our equity method investment in the Retail Fund, which contributed $5.2 million to Core Earnings for the six months ended June 30, 2015.

Corporate

Core corporate costs and expenses increased by $18.1 million, from $72.7 million during the six months ended June 30, 2014 to $90.8 million during the six months ended June 30, 2015. This increase was primarily due to a $10.7 million increase in interest expense primarily related to our October 2014 issuance of Convertible Notes due 2017, a $5.9 million loss on extinguishment of a portion of our Convertible Notes due 2019 and a $2.0 million increase in base management fees.

Single Family Residential Segment

As discussed in Note 3 to our condensed consolidated financial statements included herein, our former single family residential (“SFR”) segment was spun off to our stockholders on January 31, 2014.

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

Cash and Cash Equivalents

As of June 30, 2015, we had cash and cash equivalents of $446.5 million.

Cash Flows for the Six Months Ended June  30, 2015 (amounts in thousands)

		VIE	Excluding Investing
	GAAP	Adjustments	and Servicing VIEs
Net cash provided by operating activities	$294,952	$30	$294,982
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(1,256,784)	—	(1,256,784)
Proceeds from principal collections and sale of loans	1,077,477	—	1,077,477
Purchase of investment securities	(147,423)	(89,220)	(236,643)
Proceeds from sales and collections of investment securities	252,872	22,097	274,969
Real estate business combinations, net of cash acquired	(95,891)	(31,309)	(127,200)
Proceeds from sale of properties	33,056	—	33,056
Net cash flows from other investments and assets	1,127	—	1,127
Decrease in restricted cash, net	16,090	—	16,090
Net cash used in investing activities	(119,476)	(98,432)	(217,908)
Cash Flows from Financing Activities:
Borrowings under financing agreements	2,464,018	—	2,464,018
Principal repayments on and repurchases of borrowings	(2,445,916)	—	(2,445,916)
Payment of deferred financing costs	(7,054)	—	(7,054)
Proceeds from common stock issuances, net of offering costs	325,404	—	325,404
Payment of dividends	(216,623)	—	(216,623)
Distributions to non-controlling interests	(792)	—	(792)
Purchase of treasury stock	(2,268)	—	(2,268)
Issuance of debt of consolidated VIEs	7,513	(7,513)	—
Repayment of debt of consolidated VIEs	(120,529)	120,529	—
Distributions of cash from consolidated VIEs	14,584	(14,584)	—
Net cash provided by financing activities	18,337	98,432	116,769
Net increase in cash and cash equivalents	193,813	30	193,843
Cash and cash equivalents, beginning of period	255,187	(786)	254,401
Effect of exchange rate changes on cash	(2,522)	—	(2,522)
Cash and cash equivalents, end of period	$446,478	$(756)	$445,722

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

Cash and cash equivalents increased by $193.8 million during the six months ended June  30, 2015, reflecting net cash provided by operating activities of $295.0 million and net cash provided by financing activities of $116.7 million partially offset by net cash used in investing activities of $217.9 million.

Net cash provided by operating activities of $295.0 million for the six months ended June  30, 2015 related primarily to cash interest income of $329.6 million from our loan origination and conduit programs, plus cash interest income on investment securities of $96.0 million. Servicing fees provided cash of $105.5 million, rental income provided cash of $4.8 million and other revenues provided $15.0 million. Offsetting these revenues were cash interest expense of $81.2 million, general and administrative expenses of $58.1 million, a net change in operating assets and liabilities of $49.0 million, management fees of $43.8 million, income tax payments of $17.7 million and acquisition and investment pursuit costs of $6.1 million.

Net cash used in investing activities of $217.9 million for the six months ended June  30, 2015 related primarily to the origination and acquisition of new loans held-for-investment of $1.3 billion, the purchase of investment securities of $236.6 million and the purchase of real estate property of $127.2 million, partially offset by proceeds received from principal repayments and sales of loans of $1.1 billion and investment securities of $275.0 million.

Net cash provided by financing activities of $116.7 million for the six months ended June  30, 2015 related primarily to proceeds from the issuance of common stock of $325.4 million, net borrowings after repayments and repurchases of our secured debt and convertible notes of $18.1 million, partially offset by dividend distributions of $216.6 million, payment of deferred financing costs of $7.1 million and share repurchases of $2.3 million.

Our Investment Portfolio

Lending Segment

The following table sets forth the amount of each category of investments we owned across various property types within our Lending Segment as of June 30, 2015 and December 31, 2014 (amounts in thousands):

						Unlevered
	Face	Carrying	Asset Specific	Net		Return on
	Amount	Value	Financing	Investment	Vintage	Asset
June 30, 2015
First mortgages (1)	$4,784,004	$4,721,561	$2,171,744	$2,549,817	1989-2015	7.0%
Subordinated mortgages	318,460	291,300	2,000	289,300	1998-2013	11.3%
Mezzanine loans (1)	897,184	909,345	—	909,345	2006-2015	10.9%
Loans held-for-sale	92,984	88,056	41,917	46,139	2004-2015
Loans transferred as secured borrowings	137,302	135,940	137,302	(1,362)	N/A
Loan loss allowance	—	(9,009)	—	(9,009)	N/A
RMBS—AFS (2)	251,203	193,150	65,948	127,202	2003-2007	11.5%
CMBS—AFS (2)	94,272	99,928	—	99,928	2012	12.3%
HTM securities (3)	354,365	354,534	97,763	256,771	2013-2015	7.1%
Equity security	14,361	15,402	—	15,402	N/A
Investments in unconsolidated entities	N/A	35,283	—	35,283	N/A
	$6,944,135	$6,835,490	$2,516,674	$4,318,816

December 31, 2014
First mortgages (1)	$4,599,841	$4,531,030	$1,861,633	$2,669,397	1989-2014	6.9%
Subordinated mortgages	374,859	345,091	2,000	343,091	1998-2014	11.0%
Mezzanine loans (1)	889,948	901,217	—	901,217	2006-2014	11.4%
Loans transferred as secured borrowings	129,570	129,427	129,441	(14)	N/A
Loan loss allowance	—	(6,031)	—	(6,031)	N/A
RMBS—AFS (2)	270,783	207,053	101,886	105,167	2003-2007	12.3%
CMBS—AFS (2)	93,686	100,349	—	100,349	2012-2013	12.1%
HTM securities (3)	440,253	441,995	97,103	344,892	2013-2014	8.6%
Equity security	14,237	15,120	—	15,120	N/A
Investments in unconsolidated entities (4)	N/A	22,537	—	22,537	N/A
	$6,813,177	$6,687,788	$2,192,063	$4,495,725

(1)

During the three months ended June 30, 2015, we reclassified certain loans previously included in the mezzanine loan category to the first mortgage category.  Previously, first mortgage loans which contained a related contiguous mezzanine loan component were classified by their respective components as first mortgages and mezzanine loans.  These loans are now classified as first mortgage loans in their entirety because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.  As of June 30, 2015 and December 31, 2015, the application of this methodology resulted in mezzanine loans with carrying values of $793.0 million and $704.2 million, respectively, being classified as first mortgages. Prior periods were reclassified to conform to this presentation.

(2)	RMBS and CMBS available-for-sale (“AFS”) securities.
(3)	Mandatorily redeemable preferred equity interests in commercial real estate entities and CMBS held-to-maturity (“HTM”).
(4)	Retrospectively reclassified our $129,475 investment in the Retail Fund to our newly established Property Segment.

As of June 30, 2015 and December 31, 2014, our Lending Segment’s investment portfolio, excluding RMBS and other investments, had the following characteristics based on carrying values:

Collateral Property Type	June 30, 2015	December 31, 2014
Office	40.3%	42.1%
Hospitality	27.1%	24.7%
Multi-family	12.8%	13.1%
Mixed Use	9.0%	8.8%
Retail	6.4%	8.3%
Residential	2.4%	1.1%
Industrial	2.0%	1.9%
	100.0%	100.0%

Geographic Location	June 30, 2015	December 31, 2014
West	28.6%	25.6%
North East	26.7%	26.8%
International	14.2%	14.2%
South East	12.9%	12.4%
Midwest	6.2%	8.5%
Mid Atlantic	5.8%	6.4%
South West	5.6%	6.1%
	100.0%	100.0%

Investing and Servicing Segment

The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of June 30, 2015 and December 31, 2014 (amounts in thousands):

				Asset
	Face	Carrying		Specific	Net
	Amount	Value		Financing	Investment
June 30, 2015
CMBS, fair value option	$4,410,018	$829,687	(1)	$137,256	$692,431
Intangible assets - servicing rights	N/A	170,100	(2)	—	170,100
Loans held-for-sale, fair value option	281,734	279,352		125,680	153,672
Loans held-for-investment	3,260	2,199		—	2,199
Investment in unconsolidated entities	N/A	55,189		—	55,189
Properties, net	N/A	57,771		31,835	25,936
	$4,695,012	$1,394,298		$294,771	$1,099,527
December 31, 2014
CMBS, fair value option	$4,281,364	$753,553	(1)	$—	$753,553
Intangible assets - servicing rights	N/A	190,207	(2)	—	190,207
Loans held-for-sale, fair value option	390,342	391,620		208,363	183,257
Loans held-for-investment	9,685	7,931		—	7,931
Investment in unconsolidated entities	N/A	48,693		—	48,693
Properties, net	N/A	39,854		14,000	25,854
	$4,681,391	$1,431,858		$222,363	$1,209,495

(1)	Includes $615.5 million and $519.8 million of CMBS reflected in “VIE liabilities” in accordance with ASC 810 as of June 30, 2015 and December 31, 2014, respectively.
(2)	Includes $37.0 million and $46.1 million of servicing rights intangibles reflected in “VIE assets” in accordance with ASC 810 as of June 30, 2015 and December 31, 2014, respectively.

Property Segment

The following table sets forth the amount of each category of investments, which are comprised of properties, the Retail Fund and intangible lease assets, held within our Property Segment as of June 30, 2015 and December 31, 2014 (amounts in thousands):

	June 30, 2015	December 31, 2014
Properties, net	$339,245	$—
Intangible assets - lease intangibles	42,499	—
Investment in unconsolidated entities	120,927	129,475
	$502,671	$129,475

The following table sets forth our net investment and other information regarding the Property Segment’s properties and intangible lease assets as of June 30, 2015 (dollar amounts in thousands):

	Net	Asset			Weighted
	Carrying	Specific	Net	Occupancy	Average
	Value	Financing	Investment	Rate	Lease Term
Office	$364,234	$236,073	$128,161	99.8%	6.8 years
Multi-family residential	17,510	9,536	7,974	100.0%	0.4 years
	$381,744	$245,609	$136,135

New Credit Facilities and Amendments

Refer to Note 9 of our condensed consolidated financial statements herein for a detailed discussion of new credit facilities and amendments to existing credit facilities executed since December 31, 2014.

Borrowings under Various Secured Financing Arrangements

The following table is a summary of our secured financing facilities as of June 30, 2015 (dollar amounts in thousands):

				Pledged				Approved
				Asset	Maximum			but	Unallocated
	Current	Extended		Carrying	Facility	Outstanding		Undrawn	Financing
	Maturity	Maturity(a)	Pricing	Value	Size	Balance		Capacity(b)	Amount(c)
Lender 1 Repo 1	(d)	(d)	LIBOR + 1.85% to 5.25%	$1,571,235	$1,250,000	$1,085,871		$83,086	$81,043
Lender 1 Repo 2	(e)	N/A	LIBOR + 1.90%	193,150	125,000	65,948		45,725	13,327
Lender 2 Repo 1	Oct 2015	Oct 2018	LIBOR + 1.75% to 2.75%	398,363	325,000	294,869		—	30,131
Lender 3 Repo 1	May 2017	May 2019	LIBOR + 2.85%	176,866	122,470	122,470		—	—
Conduit Repo 1	Sep 2015	Sep 2016	LIBOR + 1.90%	32,283	150,000	24,712		—	125,288
Conduit Repo 2	Nov 2015	Nov 2016	LIBOR + 2.10%	102,288	150,000	77,868		—	72,132
Conduit Repo 3	Feb 2018	Feb 2019	LIBOR + 2.10%	30,289	150,000	23,100		—	126,900
Lender 4 Repo 1	Oct 2015	Oct 2017	LIBOR + 2.00%	420,581	329,952	329,952		—	—
Lender 6 Repo 1	Aug 2017	Aug 2018	LIBOR + 2.75% to 3.00%	557,574	500,000	376,500		—	123,500
Lender 6 Mortgage	May 2020	N/A	EURIBOR + 2.00%	381,744	327,722	245,609		—	82,113
Lender 7 Repo 1	Dec 2016	N/A	LIBOR + 2.60% to 2.70%	50,365	39,024	39,024		—	—
Investing and Servicing Segment Property Mortgages	June 2018 to Nov 2024	June 2020 to Nov 2024	Various	43,748	38,975	31,835		—	7,140
Lender 9 Repo 1	(f)	(f)	LIBOR + 1.40% to 1.85%	283,347	195,994	195,994		—	—
Borrowing Base	Sep 2015	Sep 2017	LIBOR + 3.25%(g)	783,508	250,000	6,000		—	244,000
Term Loan	Apr 2020	N/A	LIBOR + 2.75%(g)	2,695,747	661,655	659,751	(h)	—	—
				$7,721,088	$4,615,792	$3,579,503		$128,811	$905,574

(a)	Subject to certain conditions as defined in the respective facility agreement.

(b)	Approved but undrawn capacity represents the total draw amount that has been approved by the lender related to those assets that have been pledged as collateral, less the drawn amount.

(c)	Unallocated financing amount represents the maximum facility size less the total draw capacity that has been approved by the lender.

(d)	Maturity date for borrowings collateralized by loans of January 2017 before extension options and January 2019 assuming initial extension options.

(e)	The date that is 180 days after the buyer delivers notice to seller, subject to a maximum date of March 2017.

(f)	Facility carries a rolling twelve month term which may reset monthly with the lender’s consent. Current maturity is June 2016.

(g)	Subject to borrower’s option to choose alternative benchmark based rates pursuant to the terms of the credit agreement. The Term Loan is also subject to a 75 basis point floor.

(h)	Term loan outstanding balance is net of $1.9 million of unamortized discount.

As of June 30, 2015, Wells Fargo Bank, N.A. (“Lender 1”) is our largest creditor through two repurchase facilities.

Refer to Note 9 of our condensed consolidated financial statements included herein for further disclosure regarding the terms of our financing arrangements.

Borrowings under Convertible Senior Notes

The following table is a summary of our unsecured convertible senior notes outstanding as of June 30, 2015 (amounts in thousands, except rates):

						Remaining
	Principal	Coupon	Effective	Conversion	Maturity	Period of
	Amount	Rate	Rate	Rate	Date	Amortization
2017 Notes	$431,250	3.75%	5.87%	41.7397	10/15/2017	2.3	years
2018 Notes	$599,981	4.55%	6.10%	45.6167	3/1/2018	2.7	years
2019 Notes	$341,363	4.00%	5.37%	48.4451	1/15/2019	3.5	years

During both the three and six months ended June 30, 2015, the weighted average effective borrowing rate on our convertible notes was 5.7%.  During both the three and six months ended June 30, 2014, the weighted average effective borrowing rate on our convertible notes was 5.6%. These effective borrowing rates include the effects of underwriter purchase discount and the adjustment for the conversion option, the initial value of which reduced the balance of the notes.

Refer to Note 10 of our condensed consolidated financial statements included herein for further disclosure regarding the terms of our convertible senior notes.

Variance between Average and Quarter-End Credit Facility Borrowings Outstanding

The following table compares the average amount outstanding of our secured financing agreements during each quarter and the amount outstanding as of the end of each quarter, together with an explanation of significant variances (dollar amounts in thousands):

		Weighted-Average		Explanations
	Quarter-End	Balance During		for Significant
Quarter Ended	Balance	Quarter	Variance	Variances
December 31, 2014	$3,137,789	$2,745,631	$392,158	(a)
March 31, 2015	3,711,834	3,455,082	256,752	(b)
June 30, 2015	3,579,503	3,509,209	70,294	(c)

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

(b)

Variance primarily due to the following: (i) $131.7 million drawn on the Lender 9 Repo 1 facility in March 2015; (ii) $67.7 million drawn on the Lender 1 Repo 1 facility in March 2015; and (iii) $63.1 million drawn on Lender 2 Repo 1 facility in March 2015.

(c)	Variance primarily due to the following: (i) $245.6 million drawn on the Lender 6 Mortgage in May 2015; partially offset by (ii) $82.0 million repaid on the Borrowing Base facility in May 2015.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities

The following scheduled and/or projected principal repayments on our investments were based upon the amounts outstanding and contractual terms of the financing facilities in effect as of June 30, 2015 (amounts in thousands):

	Scheduled Principal	Scheduled/Projected	Projected/Required	Scheduled Principal
	Repayments on Loans	Principal Repayments	Repayments of	Inflows Net of
	and Preferred Interests	on RMBS and CMBS	Financing	Financing Outflows
Third Quarter 2015	$386,398	$111,203	$(153,737)	$343,864
Fourth Quarter 2015	27,745	30,227	(16,910)	41,062
First Quarter 2016	117,618	24,833	(5,738)	136,713
Second Quarter 2016	14,845	30,539	(5,737)	39,647
Total	$546,606	$196,802	$(182,122)	$561,286

In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

Issuances of Equity Securities

We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At June 30, 2015, we had 100,000,000 shares of preferred stock available for issuance and 261,419,576 shares of common stock available for issuance.

Refer to Note 16 of our condensed consolidated financial statements included herein for a discussion of our issuances of equity securities during the six months ended June 30, 2015.

Other Potential Sources of Financing

In the future, we may use other sources of financing to fund the acquisition of our target assets, including other secured as well as unsecured forms of borrowing and sale of certain investment securities which no longer meet our return requirements.

Repurchases of Equity Securities and Convertible Notes

In September 2014, our board of directors authorized and announced the repurchase of up to $250 million of our outstanding common stock over a period of one year. In December 2014, our board of directors amended the repurchase program to allow for the repurchase of our outstanding convertible senior notes.  In June 2015, our board of directors amended the repurchase program to increase the authorized purchase amount to $450 million and provide for a one year extension through June 2016. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are discretionary and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. During the three and six months ended June 30, 2015, we repurchased $14.5 million and $118.6 million aggregate principal of our 2019 Notes, respectively, for $16.5 million and $136.3 million plus related transaction expenses of $0.1 million, respectively. During the three months ended June 30, 2015, we also repurchased $8.8 million in common stock under the repurchase program. No common stock was repurchased during the three months ended March 31, 2015.  As of June 30, 2015, we have $291.7 million of remaining capacity to repurchase common stock or convertible notes under the repurchase program.

Off-Balance Sheet Arrangements

We have relationships with unconsolidated entities and financial partnerships, such as entities often referred to as VIEs. We are not obligated to provide, nor have we provided, any financial support for any VIEs. As such, the risk associated with our involvement is limited to the carrying value of our investment in the entity. Refer to Note 14 of our condensed consolidated financial statements included herein for further discussion.

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

The Company’s board of directors declared the following dividend during the six months ended June 30, 2015:

Declare Date	Record Date	Payment Date	Amount	Frequency
5/5/15	6/30/15	7/15/15	$0.48	Quarterly
2/25/15	3/31/15	4/15/15	$0.48	Quarterly

On August 4, 2015, our board of directors declared a dividend of $0.48 per share for the third quarter of 2015, which is payable on October 15, 2015 to common stockholders of record as of September 30, 2015.

Leverage Policies

Our strategies with regards to use of leverage have not changed significantly since December 31, 2014.  Refer to our Form 10-K for a description of our strategies regarding use of leverage.

Contractual Obligations and Commitments

Contractual obligations as of June 30, 2015 are as follows (amounts in thousands):

		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Secured financings(a)	$3,581,407	$182,122	$1,237,150	$2,162,135	$—
Convertible senior notes	1,372,594	—	1,031,231	341,363	—
Secured borrowings on transferred loans(b)	195,000	—	95,000	100,000	—
Loan funding commitments(c)	1,690,428	968,261	722,167	—	—
Future lease commitments	34,004	6,365	11,847	10,823	4,969
Total	$6,873,433	$1,156,748	$3,097,395	$2,614,321	$4,969

(a)	Includes available extension options.
(b)

These amounts relate to financial asset sales that were required to be accounted for as secured borrowings. As a result, the assets we sold remain on our consolidated balance sheet for financial reporting purposes. Such assets are expected to provide match funding for these liabilities.

(c)

Excludes $303.9 million of loan funding commitments which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower either earlier than, or in excess of, expectations.  In addition, this amount excludes any funding commitments which may be required pursuant to Company guarantees.  In certain instances, particularly with loans involving multiple construction lenders, the Company has guaranteed the future funding obligations of third party lenders in the event that such third parties fail to fund their proportionate share of the obligation in a timely manner.  We are currently unaware of any circumstances which would require us to make payments under any of these guarantees and, as a result, have not included any such amounts in the above table.

The table above does not include interest payable, amounts due under our management agreement or derivative agreements as those contracts do not have fixed and determinable payments.

Critical Accounting Estimates

Refer to the section of our Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” for a full discussion of our critical accounting estimates.  Our critical accounting estimates have not materially changed since December 31, 2014 with the exception of the following:

Acquisition of Properties

When we acquire properties, we allocate the purchase price to its tangible and intangible components. Our process for determining the allocation to these components requires various estimates and assumptions, including: (1) market rental rates; (2) period of time to fully lease the property; (3) rental incentives; (4) property operating expenses; (5) other leasing costs and (6) if-vacant land value. A change in any of the above key assumptions could materially change not only the presentation of acquired properties in our consolidated financial statements but also our reported results of operations.

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

Credit Risk

Our loans and investments are subject to credit risk. The performance and value of our loans and investments depend upon the owners’ ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, our Manager’s asset management team reviews our investment portfolios and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary.

We seek to further manage credit risk associated with our Investing and Servicing Segment loans held-for-sale through the purchase of credit index instruments.  The following table presents our credit index instruments as of June 30, 2015 and December 31, 2014 (dollar amounts in thousands):

	Face Value of	Aggregate Notional Value of	Number of
	Loans Held-for-Sale	Credit Index Instruments	Credit Index Instruments
June 30, 2015	$281,734	$40,000	11
December 31, 2014	$390,342	$45,000	12

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations such as repurchase agreements, bank credit facilities, term loans, revolving facilities and securitizations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we mitigate such interest rate risk through the utilization of interest rate swaps of the same duration. The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of June 30, 2015 and December 31, 2014 (dollar amounts in thousands):

		Aggregate Notional
	Face Value of	Value of Interest	Number of Interest
	Hedged Instruments	Rate Derivatives	Rate Derivatives
Instrument hedged as of June 30, 2015
Loans held-for-investment	$9,000	$9,000	2
Loans held-for-sale	281,734	233,300	55
RMBS, available-for-sale	251,203	74,000	3
Secured financing agreements	435,520	425,259	10
	$977,457	$741,559	70
Instrument hedged as of December 31, 2014
Loans held-for-investment	$9,000	$9,000	2
Loans held-for-sale	390,342	338,500	54
RMBS, available-for-sale	270,783	74,000	3
Secured financing agreements	220,729	218,165	8
	$890,854	$639,665	67

The following table summarizes the estimated annual change in net investment income for our LIBOR-based investments and our LIBOR-based debt assuming increases or a decrease in LIBOR and adjusted for the effects of our interest rate hedging activities (in thousands, except per share amounts):

	Variable-rate
	investments and	3.0%	2.0%	1.0%	1.0%
Income (Expense) Subject to Interest Rate Sensitivity	indebtedness	Increase	Increase	Increase	Decrease (1)
Investment income from variable-rate investments	$5,209,407	$169,887	$110,919	$52,067	$(8,654)
Interest expense from variable-rate debt	(3,567,407)	(103,934)	(68,260)	(32,585)	6,485
Net investment income from variable rate instruments	$1,642,000	$65,953	$42,659	$19,482	$(2,169)
Impact per diluted average shares outstanding		$0.28	$0.18	$0.08	$(0.01)

(1)	Assumes LIBOR does not go below 0%.

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

Consistent with our strategy of hedging foreign currency exposure on certain investments, we typically enter into a series of forwards to fix the U.S. dollar amount of foreign currency denominated cash flows (interest income, rental income and principal payments) we expect to receive from our foreign currency denominated investments. Accordingly, the notional values and expiration dates of our foreign currency hedges approximate the amounts and timing of future payments we expect to receive on the related investments.

During the three months ended June 30, 2015, we entered into 40 foreign exchange contracts to hedge our Euro currency exposure created by our acquisition of the Ireland Portfolio.  As of June 30, 2015, these contracts have an aggregate notional of $216.4 million and varying maturities through June 2020.

The following table represents our currency hedge exposure as it relates to our investments denominated in foreign currencies, along with the aggregate notional amount of the hedges in place (amounts in thousands except for number of contracts, using the June 30, 2015 pound sterling (“GBP”) closing rate of 1.5712, Euro (“EUR”) closing rate of 1.1147, Swedish Krona (“SEK”) closing rate of 0.1206, Norwegian Krone (“NOK”) closing rate of 0.1273, Danish Krone (“DKK”) closing rate of 0.1493):

Carrying Value of	Local	Number of Foreign	Aggregate Notional Value
Investment	Currency	Exchange Contracts	of Hedges Applied	Expiration Range of Contracts
$115,849	GBP	6	$135,176	July 2016
23,486	GBP	7	29,478	January 2017
10,748	GBP	12	11,041	July 2015 – March 2016
99,928	GBP	2	105,231	September 2015 – March 2016
24,163	GBP	7	28,170	July 2015 – January 2018
6,635	EUR, DKK, NOK, SEK	6	11,564	December 2015
93,460	GBP	8	110,352	July 2015 – April 2017
27,402	GBP	7	32,553	August 2015 – February 2017
3,563	GBP	3	4,602	June 2016 – March 2018
140,796	EUR	40	216,415	September 2015 – June 2020
15,402	GBP	12	17,125	July 2015 – January 2018
46,112	EUR	14	46,163	July 2015 – October 2016
44,264	EUR	13	49,902	February 2016 – October 2016
$651,808		137	$797,772

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

Changes in Internal Control Over Financial Reporting.  No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information regarding our purchases of common stock during the three months ended June 30, 2015:

			Number of shares	Value of shares available
		Average	purchased as part of	for purchase
	Total number of	repurchase	publicly announced	under the program
Period	shares purchased	price per share	program (1)	(in thousands)
June 2015	400,000	$22.07	400,000	$291,734

(1)In September 2014, our board of directors authorized and announced the repurchase of up to $250 million of our outstanding common stock over a period of one year. In December 2014, our board of directors amended the repurchase program to include the repurchase of our outstanding convertible senior notes. In June 2015, our board of directors amended the repurchase program to increase the authorized purchase amount to $450 million and provide for a one-year extension through June 2016.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD PROPERTY TRUST, INC.

Date: August 4, 2015	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: August 4, 2015	By:	/s/ RINA PANIRY
Rina Paniry Chief Financial Officer, Treasurer, Chief Accounting Officer and Principal Financial Officer

Item 6.  Exhibits.

(a)Index to Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description
10.1

Amendment No. 1, dated as of June 19, 2015, to the Co-Investment and Allocation Agreement, dated as of August 17, 2009, by and among Starwood Property Trust, Inc., SPT Management, LLC and Starwood Capital Group Global, L.P. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 25, 2015)

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