Form 10-Q
period 2015-09-30
STARWOOD PROPERTY TRUST, INC.
filed 2015-11-05
CIK 1465128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of October 30,  2015 was 237,672,948.

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

These forward-looking statements are based largely on our current beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors that may cause actual results to vary from our forward-looking statements include, but are not limited to:

•

factors described in our Annual Report on Form 10-K for the year ended December 31, 2014, this Quarterly Report on Form 10-Q and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015, including those set forth under the captions “Risk Factors” and “Business”;

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

•	potential mismatches in the timing of asset repayments and the maturity of the associated financing agreements;

•	national and local economic and business conditions;

•	general and local commercial and residential real estate property conditions;

•	changes in federal government policies;

•	changes in federal, state and local governmental laws and regulations;

•	increased competition from entities engaged in mortgage lending and securities investing activities;

•	changes in interest rates; and

•	the availability of, and costs associated with, sources of liquidity.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands, except share data)

	As of	As of
	September 30, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$372,768	$255,187
Restricted cash	43,620	48,704
Loans held-for-investment, net	5,814,886	5,779,238
Loans held-for-sale ($423,630 and $391,620 held at fair value)	450,828	391,620
Loans transferred as secured borrowings	142,456	129,427
Investment securities ($421,456 and $556,253 held at fair value)	786,461	998,248
Properties, net	530,438	39,854
Intangible assets ($123,892 and $132,303 held at fair value)	191,080	144,152
Investment in unconsolidated entities	199,171	193,983
Goodwill	140,437	140,437
Derivative assets	36,307	26,628
Accrued interest receivable	36,042	40,102
Other assets	137,296	95,652
Variable interest entity (“VIE”) assets, at fair value	82,937,617	107,816,065
Total Assets	$91,819,407	$116,099,297
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$137,786	$144,516
Related-party payable	22,804	40,751
Dividends payable	115,191	108,189
Derivative liabilities	14,901	5,476
Secured financing agreements, net	3,682,274	3,137,789
Convertible senior notes, net	1,320,207	1,418,022
Secured borrowings on transferred loans	143,926	129,441
VIE liabilities, at fair value	82,181,138	107,232,201
Total Liabilities	87,618,227	112,216,385
Commitments and contingencies (Note 21)
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 240,665,588 issued and 237,658,615 outstanding as of September 30, 2015 and 224,752,053 issued and 223,538,303 outstanding as of December 31, 2014	2,407	2,248
Additional paid-in capital	4,184,538	3,835,725
Treasury stock (3,006,973 shares and 1,213,750 shares)	(61,525)	(23,635)
Accumulated other comprehensive income	39,510	55,896
Retained earnings (accumulated deficit)	5,843	(9,378)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,170,773	3,860,856
Non-controlling interests in consolidated subsidiaries	30,407	22,056
Total Equity	4,201,180	3,882,912
Total Liabilities and Equity	$91,819,407	$116,099,297

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Interest income from loans	$120,598	$110,669	$357,319	$321,034
Interest income from investment securities	24,674	28,640	76,228	85,714
Servicing fees	32,528	34,641	90,939	101,533
Rental income	10,045	3,385	17,731	6,520
Other revenues	4,300	4,033	7,437	9,296
Total revenues	192,145	181,368	549,654	524,097
Costs and expenses:
Management fees	28,082	24,943	82,871	77,849
Interest expense	50,688	39,739	151,021	115,265
General and administrative	38,693	47,640	115,361	136,835
Acquisition and investment pursuit costs	3,682	759	9,735	1,924
Costs of rental operations	2,352	1,783	5,261	3,889
Depreciation and amortization	7,234	3,017	17,147	12,807
Loan loss allowance, net	(2,667)	1,575	311	1,933
Other expense	3	918	378	6,527
Total costs and expenses	128,067	120,374	382,085	357,029
Income before other income, income taxes and non-controlling interests	64,078	60,994	167,569	167,068
Other income:
Change in net assets related to consolidated VIEs	49,665	87,778	153,399	190,810
Change in fair value of servicing rights	(4,217)	(7,897)	(8,411)	(18,671)
Change in fair value of investment securities, net	2,617	1,860	3,564	15,180
Change in fair value of mortgage loans held-for-sale, net	19,082	15,517	51,044	48,018
Earnings from unconsolidated entities	5,706	3,805	20,747	13,432
Gain on sale of investments and other assets, net	3,348	1,332	20,755	12,965
Gain on derivative financial instruments, net	2,230	29,275	7,323	11,619
Foreign currency loss, net	(17,782)	(21,466)	(27,235)	(16,212)
Total other-than-temporary impairment (“OTTI”)	—	(264)	—	(2,256)
Noncredit portion of OTTI recognized in other comprehensive income	—	264	—	1,246
Net impairment losses recognized in earnings	—	—	—	(1,010)
Loss on extinguishment of debt	—	—	(5,921)	—
Other income, net	64	28	119	738
Total other income	60,713	110,232	215,384	256,869
Income from continuing operations before income taxes	124,791	171,226	382,953	423,937
Income tax provision	(7,675)	(3,836)	(27,418)	(13,733)
Income from continuing operations	117,116	167,390	355,535	410,204
Loss from discontinued operations, net of tax (Note 3)	—	—	—	(1,551)
Net income	117,116	167,390	355,535	408,653
Net income attributable to non-controlling interests	(381)	(2,346)	(1,289)	(5,140)
Net income attributable to Starwood Property Trust, Inc.	$116,735	$165,044	$354,246	$403,513

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic:
Income from continuing operations	$0.49	$0.73	$1.51	$1.89
Loss from discontinued operations	—	—	—	(0.01)
Net income	$0.49	$0.73	$1.51	$1.88
Diluted:
Income from continuing operations	$0.49	$0.73	$1.51	$1.88
Loss from discontinued operations	—	—	—	(0.01)
Net income	$0.49	$0.73	$1.51	$1.87

Dividends declared per common share	$0.48	$0.48	$1.44	$1.44

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, amounts in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$117,116	$167,390	$355,535	$408,653
Other comprehensive (loss) income (net change by component):
Cash flow hedges	(208)	530	(348)	559
Available-for-sale securities	(9,095)	3,954	(18,915)	(2,166)
Foreign currency remeasurement	2,912	(9,765)	2,877	(4,161)
Other comprehensive loss	(6,391)	(5,281)	(16,386)	(5,768)
Comprehensive income	110,725	162,109	339,149	402,885
Less: Comprehensive income attributable to non-controlling interests	(381)	(2,346)	(1,289)	(5,140)
Comprehensive income attributable to Starwood Property Trust, Inc.	$110,344	$159,763	$337,860	$397,745

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited, amounts in thousands, except share data)

								Total
							Accumulated	Starwood
						(Accumulated	Other	Property
	Common stock		Additional			Deficit)	Comprehensive	Trust, Inc.	Non-
		Par	Paid-in	Treasury Stock		Retained	Income	Stockholders’	Controlling	Total
	Shares	Value	Capital	Shares	Amount	Earnings	(Loss)	Equity	Interests	Equity

Balance, January 1, 2015	224,752,053	$2,248	$3,835,725	1,213,750	$(23,635)	$(9,378)	$55,896	$3,860,856	$22,056	$3,882,912
Proceeds from public offering of common stock	13,800,000	138	326,004	—	—	—	—	326,142	—	326,142
Proceeds from DRIP Plan	9,400	—	219	—	—	—	—	219	—	219
Equity offering costs	—	—	(945)	—	—	—	—	(945)	—	(945)
Common stock repurchased	—	—	—	1,793,223	(37,890)	—	—	(37,890)	—	(37,890)
Equity component of 4.0% Convertible Senior Notes repurchase	—	—	(17,727)	—	—	—	—	(17,727)	—	(17,727)
Share-based compensation	1,484,879	15	26,440	—	—	—	—	26,455	—	26,455
Manager incentive fee paid in stock	619,256	6	14,822	—	—	—	—	14,828	—	14,828
Net income	—	—	—	—	—	354,246	—	354,246	1,289	355,535
Dividends declared, $1.44 per share	—	—	—	—	—	(339,025)	—	(339,025)	—	(339,025)
Other comprehensive loss, net	—	—	—	—	—	—	(16,386)	(16,386)	—	(16,386)
VIE non-controlling interests	—	—	—	—	—	—	—	—	4,188	4,188
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	4,133	4,133
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,259)	(1,259)
Balance, September 30, 2015	240,665,588	$2,407	$4,184,538	3,006,973	$(61,525)	$5,843	$39,510	$4,170,773	$30,407	$4,201,180

Balance, January 1, 2014	196,139,045	$1,961	$4,300,479	625,850	$(10,642)	$(84,719)	$75,449	$4,282,528	$44,605	$4,327,133
Proceeds from public offering of common stock	25,300,000	253	564,442	—	—	—	—	564,695	—	564,695
Proceeds from ATM Agreement	759,000	8	18,338	—	—	—	—	18,346	—	18,346
Proceeds from DRIP Plan	2,430	—	58	—	—	—	—	58	—	58
Equity offering costs	—	—	(1,623)	—	—	—	—	(1,623)	—	(1,623)
Common stock repurchased	—	—	—	587,900	(12,993)	—	—	(12,993)	—	(12,993)
Share-based compensation	1,025,144	10	21,491	—	—	—	—	21,501	—	21,501
Manager incentive fee paid in stock	376,932	4	8,986	—	—	—	—	8,990	—	8,990
Net income	—	—	—	—	—	403,513	—	403,513	5,140	408,653
Dividends declared, $1.44 per share	—	—	—	—	—	(311,492)	—	(311,492)	—	(311,492)
Spin-off of Starwood Waypoint Residential Trust	—	—	(1,118,743)	—	—	—	—	(1,118,743)	(1,594)	(1,120,337)
Other comprehensive loss, net	—	—	—	—	—	—	(5,768)	(5,768)	—	(5,768)
VIE non-controlling interests	—	—	—	—	—	—	—	—	382	382
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(33,582)	(33,582)
Balance, September 30, 2014	223,602,551	$2,236	$3,793,428	1,213,750	$(23,635)	$7,302	$69,681	$3,849,012	$14,951	$3,863,963

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	For the Nine Months Ended
	September 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$355,535	$408,653
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	11,055	8,501
Amortization of convertible debt discount and deferred fees	15,631	9,376
Accretion of net discount on investment securities	(20,312)	(17,174)
Accretion of net deferred loan fees and discounts	(26,615)	(16,756)
Amortization of net premium (discount) from secured borrowings on transferred loans	4	(862)
Share-based compensation	26,455	21,501
Share-based component of incentive fees	14,828	8,990
Change in fair value of fair value option investment securities	(3,564)	(15,180)
Change in fair value of consolidated VIEs	17,438	(71,105)
Change in fair value of servicing rights	8,411	18,671
Change in fair value of loans held-for-sale	(51,044)	(48,018)
Change in fair value of derivatives	(12,765)	(14,595)
Foreign currency loss, net	27,372	15,767
Gain on sale of investments and other assets	(20,755)	(13,907)
Other-than-temporary impairment	—	1,010
Loan loss allowance, net	311	1,933
Depreciation and amortization	15,873	13,178
Earnings from unconsolidated entities	(20,747)	(13,432)
Distributions of earnings from unconsolidated entities	18,665	9,354
Loss on extinguishment of debt	5,921	—
Originations of loans held-for-sale, net of principal collections	(1,424,837)	(1,159,058)
Proceeds from sale of loans held-for-sale	1,443,871	1,165,583
Changes in operating assets and liabilities:
Related-party payable, net	(17,947)	7,073
Accrued and capitalized interest receivable, less purchased interest	(48,310)	(29,770)
Other assets	(29,576)	(6,192)
Accounts payable, accrued expenses and other liabilities	(25,211)	(46,997)
Net cash provided by operating activities	259,687	236,544
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(1,670,124)	(2,123,947)
Proceeds from principal collections on loans	1,057,700	966,350
Proceeds from loans sold	599,504	341,472
Purchase of investment securities	(163,018)	(67,230)
Proceeds from sales of investment securities	6,301	100,166
Proceeds from principal collections on investment securities	348,090	40,999
Real estate business combinations, net of cash acquired	(239,933)	—
Proceeds from sale of properties	33,056	1,784
Purchase of other assets	(309)	(18,731)
Investment in unconsolidated entities	(32,063)	(21,973)
Distribution of capital from unconsolidated entities	29,003	38,946
Payments for purchase or termination of derivatives	(18,271)	(16,081)
Proceeds from termination of derivatives	30,194	5,611
Return of investment basis in purchased derivative asset	260	1,222
Decrease in restricted cash, net	9,404	8,890
Spin-off of Starwood Waypoint Residential Trust	—	(111,960)
Acquisition and improvement of single family homes	—	(61,901)
Proceeds from sale of non-performing loans	—	1,153
Net cash used in investing activities	(10,206)	(915,230)

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited, amounts in thousands)

	For the Nine Months Ended
	September 30,
	2015	2014
Cash Flows from Financing Activities:
Borrowings under financing agreements	$3,423,328	$2,917,281
Principal repayments on and repurchases of borrowings	(3,289,937)	(2,459,837)
Payment of deferred financing costs	(13,876)	(11,536)
Proceeds from common stock issuances	326,361	583,099
Payment of equity offering costs	(945)	(1,623)
Payment of dividends	(332,023)	(293,607)
Distributions to non-controlling interests	(1,259)	(33,582)
Purchase of treasury stock	(29,792)	—
Issuance of debt of consolidated VIEs	9,132	88,412
Repayment of debt of consolidated VIEs	(246,230)	(129,724)
Distributions of cash from consolidated VIEs	26,690	32,601
Net cash (used in) provided by financing activities	(128,551)	691,484
Net increase in cash and cash equivalents	120,930	12,798
Cash and cash equivalents, beginning of period	255,187	317,627
Effect of exchange rate changes on cash	(3,349)	(3,103)
Cash and cash equivalents, end of period	$372,768	$327,322
Supplemental disclosure of cash flow information:
Cash paid for interest	$126,668	$110,208
Income taxes paid	27,256	19,040
Supplemental disclosure of non-cash investing and financing activities:
Fair value of assets acquired	$540,764	$—
Fair value of liabilities assumed	300,831	—
Assets acquired from consolidated VIEs, net	(39,506)	—
Unsettled common stock repurchased	8,098	12,993
Dividends declared, but not yet paid	115,191	108,056
Consolidation of VIEs (VIE asset/liability additions)	8,067,859	27,094,681
Deconsolidation of VIEs (VIE asset/liability reductions)	(5,278,580)	8,502,882
Net assets distributed in spin-off of Starwood Waypoint Residential Trust	—	1,008,377

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of September 30, 2015

(Unaudited)

1. Business and Organization

Starwood Property Trust, Inc. (“STWD” together with its subsidiaries, “we” or the “Company”) is a Maryland corporation that commenced operations in August 2009, upon the completion of our initial public offering (“IPO”). We are focused primarily on originating, acquiring, financing and managing commercial mortgage loans and other commercial real estate debt investments, commercial mortgage-backed securities (“CMBS”), and other commercial real estate investments in both the U.S. and Europe. We refer to the following as our target assets: commercial real estate mortgage loans, preferred equity interests, CMBS and other commercial real estate-related debt investments. Our target assets may also include residential mortgage-backed securities (“RMBS”), certain residential mortgage loans, distressed or non-performing commercial loans, commercial properties subject to net leases and equity interests in commercial real estate. As market conditions change over time, we may adjust our strategy to take advantage of changes in interest rates and credit spreads as well as economic and credit conditions.

We have three reportable business segments as of September 30, 2015:

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

•

Real estate property (the “Property Segment”)—engages primarily in acquiring and managing equity interests in stabilized commercial real estate properties, including multi-family properties, that are held for investment.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full year.

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

We separately present the assets and liabilities of our consolidated VIEs as individual line items on our consolidated balance sheets.  The liabilities of our consolidated VIEs consist solely of obligations to the bondholders of the related CMBS trusts, and are thus presented as a single line item entitled “VIE liabilities.” The assets of our consolidated VIEs consist principally of loans, but at times, also include foreclosed loans which have been temporarily converted into real estate owned (“REO”).  These assets in the aggregate are likewise presented as a single line item entitled “VIE assets.”

Loans comprise the vast majority of our VIE assets and are carried at fair value due to the election of the fair value option.  When an asset becomes REO, it is due to nonperformance of the loan.  Because the loan is already at fair value, the carrying value of an REO asset is also initially at fair value.  Furthermore, when we consolidate a CMBS trust, any existing REO would be consolidated at fair value.  Once an asset becomes REO, its disposition time is relatively short. As a result, the carrying value of an REO generally approximates fair value under GAAP.

In addition to sharing a similar measurement method as the loans in a CMBS trust, the VIE assets as a whole can only be used to settle the obligations of the consolidated VIE.  The assets of our VIEs are not individually accessible by the bondholders, which creates inherent limitations from a valuation perspective.  Also creating limitations from a valuation perspective is our role as special servicer, which provides us very limited visibility, if any, into the performing loans of a CMBS trust.

REO assets generally represent a very small percentage of the overall asset pool of a CMBS trust.  In a new issue CMBS trust there are no REO assets.  We estimate that REO assets constitute approximately 4% of our consolidated VIE assets, with the remaining 96% representing loans.  However, it is important to note that the fair value of our VIE assets is determined by reference to our VIE liabilities as permitted under Accounting Standards Update (“ASU”) 2014-13,  Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity.  In other words, our VIE liabilities are more reliably measurable than the VIE assets, resulting in our current measurement methodology which utilizes this value to determine the fair value of our VIE assets as a whole. As a result, these percentages are not necessarily indicative of the relative fair values of each of these asset categories if the assets were to be valued individually.

Due to our accounting policy election under ASU 2014-13, separately presenting two different asset categories would result in an arbitrary assignment of value to each, with one asset category representing a residual amount, as opposed to its fair value.  However, as a pool, the fair value of the assets in total is equal to the fair value of the liabilities.

For these reasons, the assets of our VIEs are presented in the aggregate.

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

Upon repurchase of convertible debt instruments, ASC 470-20 requires the issuer to allocate total settlement consideration, inclusive of transaction costs, amongst the liability and equity components of the instrument based on the fair value of the liability component immediately prior to repurchase.  The difference between the settlement consideration allocated to the liability component and the net carrying value of the liability component, including unamortized debt issuance costs, is recognized as gain (loss) on extinguishment of debt in our condensed consolidated statements of operations.  The remaining settlement consideration allocated to the equity component is recognized as a reduction of additional paid-in capital in our condensed consolidated balance sheets.

Discontinued Operations

On January 31, 2014, we completed the spin-off of our former SFR segment to our stockholders as discussed in Note 3.  In accordance with ASC 205, Presentation of Financial Statements, the results of the SFR segment are presented within discontinued operations in our condensed consolidated statements of operations for the nine months ended September 30, 2014.

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

We perform a quarterly review of our portfolio of loans. In connection with this review, we assess the performance of each loan and assign a risk rating based on several factors, including risk of loss, loan-to-collateral value ratio (“LTV”), collateral performance, structure, exit plan, and sponsorship. Loans are rated “1” through “5”, from less risk to greater risk, in connection with this review.

Intangible Lease Assets

In accordance with ASC 805, Business Combinations, the acquirer in a business combination must recognize, with certain exceptions, the fair values of assets acquired, liabilities assumed, and non-controlling interests when the acquisition constitutes a change in control of the acquired entity.  In connection with the Ireland portfolio acquisition (refer to Note 3 for further discussion) and certain properties acquired from CMBS trusts, we recognized intangible lease assets and liabilities associated with certain noncancelable operating leases of the acquired properties. These intangible lease assets and liabilities include in-place lease intangible assets, favorable lease intangible assets and unfavorable lease liabilities.  In-place lease intangible assets reflect the acquired benefit of purchasing properties with in-place leases and are measured based on estimates of direct costs associated with leasing the property and lost rental income during projected lease-up and free rent periods, both of which are avoided due to the presence of in-place leases at the acquisition date. Favorable and unfavorable lease intangible assets and liabilities reflect the terms of in-place tenant leases being either favorable or unfavorable relative to market terms at the acquisition date.  The estimated fair values of our favorable and unfavorable lease assets and liabilities at the respective acquisition dates represent the discounted cash flow differential between the contractual cash flows of such leases and the estimated cash flows that comparable leases at market terms would generate. Our intangible lease assets and liabilities are recognized within intangible assets and other liabilities, respectively, in our condensed consolidated balance sheet.  Our in-place lease intangible assets are amortized to amortization expense while our favorable and unfavorable lease intangible assets and liabilities are amortized to rental income, both over the remaining noncancelable term of the respective leases on a straight-line basis.

Properties

Our properties consist of commercial real estate properties held-for-investment and are recorded at cost, less accumulated depreciation and impairments, if any.  Properties consist primarily of land, buildings and improvements.  Land is not depreciated, and buildings and improvements are depreciated on a straight-line basis over their estimated useful lives.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments are capitalized and depreciated on a straight-line basis over their estimated useful lives.  We review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the carrying amount of the property to the undiscounted future net cash flows it is expected to generate. If such carrying amounts exceed the expected undiscounted future net cash flows, we adjust the carrying amount of the property to its estimated fair value.

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

Earnings Per Share

We present both basic and diluted earnings per share (“EPS”) amounts in our financial statements.  Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from (i) our share-based compensation, consisting of unvested restricted stock (“RSAs”) and restricted stock units (“RSUs”), (ii) shares contingently issuable to our Manager, and (iii) the “in-the-money” conversion options associated with our outstanding convertible notes (see further discussion in Note 17). Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

The Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities.  Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities.  For the three and nine months ended September 30, 2015 and 2014, the two-class method resulted in the most dilutive EPS calculation.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to our current period presentation.  In that regard, we have reclassified $39.9 million of commercial real estate properties from other assets to properties, net on our condensed consolidated balance sheet as of December 31, 2014.  Additionally, revenues of $3.4 million and $6.5 million previously reported in other revenue have been reclassified to rental income in our condensed consolidated statements of operations for the three and nine months ended September 30, 2014, respectively.  Expenses of $1.8 million and $3.9 million previously reported in other expense have been reclassified to costs of rental operations in our condensed consolidated statements of operations for the three and nine months ended September 30, 2014, respectively.

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

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which establishes key principles by which an entity determines the amount and timing of revenue recognized from customer contracts.  At issuance, the ASU was effective for the first interim or annual period beginning after December 15, 2016. On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year, resulting in the ASU becoming effective for the first interim or annual period beginning after December 15, 2017.  Early application, which was not permissible under the initial effectiveness timeline, is now permissible though no earlier than as of the first interim or annual period beginning after December 15, 2016.  We do not expect the application of this ASU to materially impact the Company.

On September 25, 2015, the FASB issued ASU 2015-16,  Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments, which requires that the acquirer in a business combination recognize any measurement period adjustments in the period in which the adjustments are identified rather than retrospectively as of the acquisition date, as current GAAP dictates.  The ASU shall be applied prospectively and is effective for annual periods, and interim periods therein, beginning after December 15, 2015.  Early application is permitted. We intend to early adopt this ASU by recognizing any future measurement period adjustments in the period identified.

3.  Acquisitions and Divestitures

Affordable Housing Portfolio Acquisition

In August 2015, we entered into an agreement to acquire 29 affordable housing communities located throughout Florida (the “Affordable Housing Portfolio”) for an aggregate acquisition price of $524.1 million.  The acquisition will be fully funded with existing cash on hand and debt totaling $362.8 million, including third party debt and the assumption of pre-existing federal, state and county sponsored financing.  The Affordable Housing Portfolio is comprised of 7,870 units concentrated primarily in the Tampa, Orlando and West Palm Beach metropolitan areas.

On October 26, 2015, we entered into an agreement to acquire a 450-unit affordable housing community in Tampa, Florida for $29.1 million.

On October 20, 2015, we acquired seven of the properties for $143.2 million.  As of November 5, 2015, the initial accounting for these acquisitions was not sufficiently complete to allow for the inclusion of the ASC 805, Business Combinations, disclosures herein.

The properties not yet acquired remain subject to customary closing conditions.  Refer to Note 23 for further discussion.

Ireland Portfolio Acquisition

On July 24, 2015, we acquired a fully occupied net leased office property located in Dublin, Ireland for $121.9 million.  This acquisition was partially financed with $80.7 million from the Lender 6 Mortgage facility.  This property, along with the 11 net leased fully occupied office properties and one multi-family property acquired in May 2015, comprise the “Ireland Portfolio”.  The aggregate cash purchase price for the Ireland Portfolio, which collectively comprises approximately 600,000 square feet, was $226.6 million.  In connection with the acquisition, we extinguished $283.0 million of debt assumed, and obtained new financings totaling $328.6 million from the Lender 6 Mortgage facility.  Refer to Note 9 for further discussion of this facility. All properties within the Ireland Portfolio were acquired from entities controlled by the same third party investment fund.

We applied the provisions of ASC 805, Business Combinations, in accounting for our acquisition of the Ireland Portfolio.  In doing so, we have provisionally recorded all identifiable assets acquired and liabilities assumed at fair value as of the acquisition date.  These provisional amounts may be adjusted during the measurement period, which expires no later than one year from the acquisition date, if new information is obtained that, if known, would have affected the amounts recognized as of the acquisition date.

The following table summarizes the provisional estimates of identified assets acquired and liabilities assumed at the respective acquisition dates (amounts in thousands):

Assets acquired:
Restricted cash	$10,829
Properties	445,369
Intangible assets	59,529
Other assets	11,128
Total assets acquired	526,855
Liabilities assumed:
Accounts payable, accrued expenses and other liabilities	17,273
Secured financing agreements	283,010
Total liabilities assumed	300,283
Net assets acquired/purchase price	$226,572

For the period from their respective acquisition dates through September 30, 2015, we have recognized revenues of $10.8 million and net loss of $4.1 million related to the Ireland Portfolio.  Such net loss includes one-time acquisition-related costs, such as legal and due diligence costs, of approximately $3.3 million which are included in acquisition and investment pursuit costs within our condensed consolidated statements of operations.  No goodwill was recognized in connection with the Ireland Portfolio acquisition as the purchase price equaled the fair value of the net assets acquired.

The pro-forma revenues and net income attributable to STWD of the combined entity for the three and nine months ended September 30, 2015 and 2014, assuming the Ireland Portfolio acquisition occurred on January 1, 2014, are as follows (amounts in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$192,722	$190,198	$564,574	$550,586
Net income attributable to STWD	116,803	164,838	357,314	399,053
Net income per share - Basic	0.49	0.73	1.52	1.85
Net income per share - Diluted	0.49	0.73	1.52	1.85

Pro-forma net income was adjusted to include the following estimated management fees the combined entity would have incurred (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Management fee expense addition	$46	$1,047	$1,605	$3,141

SFR Spin-off

On January 31, 2014, we completed the spin-off of our former SFR segment to our stockholders. The real estate investment trust, Starwood Waypoint Residential Trust (“SWAY”), is listed on the New York Stock Exchange (“NYSE”) and trades under the ticker symbol “SWAY.” Our stockholders received one common share of SWAY for every five shares of our common stock held at the close of business on January 24, 2014. As part of the spin-off, we contributed $100 million to the unlevered balance sheet of SWAY to fund its growth and operations. As of January 31, 2014, SWAY held net assets of $1.1 billion. The net assets of SWAY consisted of approximately 7,200 units of single-family homes and residential non-performing mortgage loans as of January 31, 2014. In connection with the spin-off, 40.1 million shares of SWAY were issued. The results of operations for the SFR segment are presented within discontinued operations in our condensed consolidated statement of operations for the nine months ended September 30, 2014. We have no continuing involvement with the SFR segment following the spin-off.  Subsequent to the spin-off, SWAY entered into a management agreement with an affiliate of our Manager. The following table presents the summarized consolidated results of discontinued operations for the SFR segment prior to the spin-off (amounts in thousands):

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2014	September 30, 2014
Total revenues	$—	$3,876
Total costs and expenses	—	6,369
Loss before other income and income taxes	—	(2,493)
Total other income	—	942
Loss before income taxes	—	(1,551)
Income tax provision	—	—
Net loss	$—	$(1,551)

4. Loans

Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option. The following tables summarize our investments in mortgages and loans by subordination class as of September 30, 2015 and December 31, 2014 (amounts in thousands):

				Weighted
			Weighted	Average Life
	Carrying	Face	Average	(“WAL”)
September 30, 2015	Value	Amount	Coupon	(years)(3)
First mortgages (1)	$4,533,689	$4,588,988	6.1%	3.0
Subordinated mortgages (2)	399,381	424,957	8.6%	3.6
Mezzanine loans (1)	888,158	873,081	10.0%	2.2
Total loans held-for-investment	5,821,228	5,887,026
Loans held-for-sale (carrying value of $423,630 under fair value option)	450,828	447,204	4.8%	8.9
Loans transferred as secured borrowings	142,456	143,926	6.0%	2.2
Total gross loans	6,414,512	6,478,156
Loan loss allowance (loans held-for-investment)	(6,342)	—
Total net loans	$6,408,170	$6,478,156

December 31, 2014
First mortgages (1)	$4,538,961	$4,609,526	6.2%	3.5
Subordinated mortgages (2)	345,091	374,859	8.1%	3.9
Mezzanine loans (1)	901,217	889,948	10.4%	2.6
Total loans held-for-investment	5,785,269	5,874,333
Loans held-for-sale, fair value option elected	391,620	390,342	4.5%	8.3
Loans transferred as secured borrowings	129,427	129,570	5.4%	2.5
Total gross loans	6,306,316	6,394,245
Loan loss allowance (loans held-for-investment)	(6,031)	—
Total net loans	$6,300,285	$6,394,245

(1)

First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.  The application of this methodology resulted in mezzanine loans with carrying values of $892.3 million and $704.2 million being classified as first mortgages as of September 30, 2015 and December 31, 2014, respectively.

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

As of September 30, 2015, approximately $4.8 billion, or 81.9%, of our loans held-for-investment were variable rate and paid interest principally at LIBOR plus a weighted-average spread of 6.1%. The following table summarizes our investments in floating rate loans (amounts in thousands):

	September 30, 2015			December 31, 2014
			Carrying			Carrying
Index	Base Rate		Value	Base Rate		Value
One-month LIBOR USD	0.1930%		$463,214	0.1713%		$138,576
Three-month LIBOR GBP	0.5831%		411,122	0.5640%		440,222
LIBOR floor	0.15 - 3.00	% (1)	3,895,721	0.15 - 3.00	% (1)	3,889,412
Total			$4,770,057			$4,468,210

(1)	The weighted-average LIBOR Floor was 0.31% and 0.35% as of September 30, 2015 and December 31, 2014, respectively.

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

The rating categories generally include the characteristics described below, but these are utilized as guidelines and therefore not every loan will have all of the characteristics described in each category:

Rating	Characteristics
1	•	Sponsor capability and financial condition—Sponsor is highly rated or investment grade or, if private, the equivalent thereof with significant management experience.
	•	Loan collateral and performance relative to underwriting—The collateral has surpassed underwritten expectations.
	•	Quality and stability of collateral cash flows—Occupancy is stabilized, the property has had a history of consistently high occupancy, and the property has a diverse and high quality tenant mix.
	•	Loan structure—LTV does not exceed 65%. The loan has structural features that enhance the credit profile.

2	•	Sponsor capability and financial condition—Strong sponsorship with experienced management team and a responsibly leveraged portfolio.
	•	Loan collateral and performance relative to underwriting—Collateral performance equals or exceeds underwritten expectations and covenants and performance criteria are being met or exceeded.
	•	Quality and stability of collateral cash flows—Occupancy is stabilized with a diverse tenant mix.
	•	Loan structure—LTV does not exceed 70% and unique property risks are mitigated by structural features.

3	•	Sponsor capability and financial condition—Sponsor has historically met its credit obligations, routinely pays off loans at maturity, and has a capable management team.
	•	Loan collateral and performance relative to underwriting—Property performance is consistent with underwritten expectations.
	•	Quality and stability of collateral cash flows—Occupancy is stabilized, near stabilized, or is on track with underwriting.
	•	Loan structure—LTV does not exceed 80%.

4	•	Sponsor capability and financial condition—Sponsor credit history includes missed payments, past due payment, and maturity extensions. Management team is capable but thin.
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

As of September 30, 2015, the risk ratings for loans subject to our rating system, which excludes loans on the cost recovery method and loans for which the fair value option has been elected, by class of loan were as follows (amounts in thousands):

	Balance Sheet Classification
	Loans Held-For-Investment					Loans
				Cost		Transferred		% of
Risk Rating	First	Subordinated	Mezzanine	Recovery	Loans Held-	As Secured		Total
Category	Mortgages	Mortgages	Loans	Loans	For-Sale	Borrowings	Total	Loans
1	$702	$—	$—	$—	$—	$—	$702	—%
2	396,967	88,195	119,702	—	—	—	604,864	9.4%
3	3,863,862	278,140	650,859	—	—	142,456	4,935,317	76.9%
4	272,158	33,046	117,597	—	—	—	422,801	6.6%
5	—	—	—	—	—	—	—	—%
N/A	—	—	—	—	450,828	—	450,828	7.1%
	$4,533,689	$399,381	$888,158	$—	$450,828	$142,456	$6,414,512	100.0%

As of December 31, 2014, the risk ratings for loans subject to our rating system by class of loan were as follows (amounts in thousands):

	Balance Sheet Classification
	Loans Held-For-Investment					Loans
				Cost		Transferred		% of
Risk Rating	First	Subordinated	Mezzanine	Recovery	Loans Held-	As Secured		Total
Category	Mortgages	Mortgages	Loans	Loans	For-Sale	Borrowings	Total	Loans
1	$822	$—	$—	$—	$—	$—	$822	—%
2	258,822	116,168	148,582	—	—	—	523,572	8.3%
3	4,120,562	196,476	645,778	—	—	129,427	5,092,243	80.7%
4	109,489	32,447	106,857	—	—	—	248,793	4.0%
5	45,974	—	—	—	—	—	45,974	0.7%
N/A	—	—	—	3,292	391,620	—	394,912	6.3%
	$4,535,669	$345,091	$901,217	$3,292	$391,620	$129,427	$6,306,316	100.0%

As of September 30, 2015, the Lending Segment held a $61.0 million mezzanine loan on a luxury condominium project located in New York, of which $18.6 million is greater than 90 days past due.  After completing our impairment evaluation process, we concluded that no impairment charges were required on this loan or any other individual loans held-for-investment as of September 30, 2015 or December 31, 2014, as we expect to collect all outstanding principal and interest.  During the three months ended September 30, 2015, the Investing and Servicing Segment received full repayments of its basis in the two remaining loans held-for-investment which were greater than 90 days past due and were acquired as part of the acquisition of LNR Property LLC (“LNR”) in April 2013.  None of our held-for-sale loans where we have elected the fair value option were 90 days or greater past due.

In accordance with our policies, we record an allowance for loan losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4,” plus (ii) 5% of the aggregate carrying amount of loans rated as a “5.” The following table presents the activity in our allowance for loan losses (amounts in thousands):

	For the Nine Months Ended
	September 30,
	2015	2014
Allowance for loan losses at January 1	$6,031	$3,984
Provision for loan losses	311	1,933
Charge-offs	—	—
Recoveries	—	—
Allowance for loan losses at September 30	$6,342	$5,917
Recorded investment in loans related to the allowance for loan loss	$422,801	$287,231

The activity in our loan portfolio was as follows (amounts in thousands):

	For the Nine Months Ended
	September 30,
	2015	2014
Balance at January 1	$6,300,285	$4,750,804
Acquisitions/originations/additional funding	3,114,293	3,283,546
Capitalized interest (1)	51,416	31,994
Basis of loans sold (2)	(2,040,380)	(1,505,764)
Loan maturities/principal repayments	(1,055,419)	(1,009,222)
Discount accretion/premium amortization	26,615	16,756
Changes in fair value	51,044	48,018
Unrealized foreign currency remeasurement loss	(30,529)	(21,088)
Change in loan loss allowance, net	(311)	(1,933)
Transfer to/from other asset classifications	(8,844)	(3,503)
Balance at September 30	$6,408,170	$5,589,608

(1)	Represents accrued interest income on loans whose terms do not require current payment of interest.
(2)	See Note 11 for additional disclosure on these transactions.

5. Investment Securities

Investment securities were comprised of the following as of September 30, 2015 and December 31, 2014 (amounts in thousands):

	Carrying Value as of
	September 30, 2015	December 31, 2014
RMBS, available-for-sale	$184,785	$207,053
Single-borrower CMBS, available-for-sale	—	100,349
CMBS, fair value option (1)	927,315	753,553
Held-to-maturity (“HTM”) securities	365,005	441,995
Equity security, fair value option	14,311	15,120
Subtotal—Investment securities	1,491,416	1,518,070
VIE eliminations (1)	(704,955)	(519,822)
Total investment securities	$786,461	$998,248

(1)	Certain fair value option CMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.

Purchases, sales and principal collections for all investment securities were as follows (amounts in thousands):

	Available-for-sale		CMBS, fair	HTM	Equity
	RMBS	CMBS	value option	Securities	Security	Total
Three Months Ended September 30, 2015
Purchases	$—	$—	$5,665	$9,930	$—	$15,595
Sales	—	—	1,203	—	—	1,203
Principal collections	8,500	91,794	1	21	—	100,316
Three Months Ended September 30, 2014
Purchases	$—	$—	$13,777	$—	$—	$13,777
Sales	5,588	—	—	—	—	5,588
Principal collections	21,870	—	1	14	—	21,885

	Available-for-sale		CMBS, fair	HTM	Equity
	RMBS	CMBS	value option	Securities	Security	Total
Nine Months Ended September 30, 2015
Purchases	$—	$—	$14,653	$148,365	$—	$163,018
Sales	—	—	6,301	—	—	6,301
Principal collections	27,114	92,018	2	228,956	—	348,090
Nine Months Ended September 30, 2014
Purchases	$—	$—	$67,230	$—	$—	$67,230
Sales	68,134	—	32,032	—	—	100,166
Principal collections	40,155	805	1	38	—	40,999

RMBS and Single-borrower CMBS, Available-for-Sale

With the exception of six CMBS classified as HTM, the Company classified all of its RMBS and any CMBS investments where the fair value option has not been elected as available-for-sale as of September 30, 2015 and December 31, 2014. These RMBS and CMBS are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (“AOCI”).

The tables below summarize various attributes of our investments in available-for-sale RMBS and single-borrower CMBS where the fair value option has not been elected as of September 30, 2015 and December 31, 2014 (amounts in thousands):

				Unrealized Gains or (Losses)
				Recognized in AOCI
	Purchase		Recorded		Gross	Gross	Net
	Amortized	Credit	Amortized	Non-Credit	Unrealized	Unrealized	Fair Value
	Cost	OTTI	Cost	OTTI	Gains	Losses	Adjustment	Fair Value
September 30, 2015
RMBS	$153,694	$(10,184)	$143,510	$(175)	$41,450	$—	$41,275	$184,785
Single-borrower CMBS	—	—	—	—	—	—	—	—
Total	$153,694	$(10,184)	$143,510	$(175)	$41,450	$—	$41,275	$184,785
December 31, 2014
RMBS	$163,733	$(10,197)	$153,536	$(197)	$53,714	$—	$53,517	$207,053
Single-borrower CMBS	93,685	—	93,685	—	6,664	—	6,664	100,349
Total	$257,418	$(10,197)	$247,221	$(197)	$60,378	$—	$60,181	$307,402

	Weighted Average	Weighted Average
	Coupon(1)	Rating (Standard & Poor’s)	WAL (Years)(2)
September 30, 2015
RMBS	1.1%	B−	6.3
Single-borrower CMBS	—%	—	—
December 31, 2014
RMBS	1.1%	B−	5.8
Single-borrower CMBS	11.6%	BB+	3.2

(1)	Calculated using the September 30, 2015 and December 31, 2014 one-month LIBOR rate of 0.193% and 0.171%, respectively, for floating rate securities.

(2)

Represents the WAL of each respective group of securities as of the respective balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.

As of September 30, 2015, there were no variable rate single-borrower CMBS. As of December 31, 2014, $0.2 million, or 0.2%, of the single-borrower CMBS were variable rate. As of September 30, 2015, approximately $128.4 million, or 69.5%, of the RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 0.43%. As of December 31, 2014, approximately $140.1 million, or 67.7%, of the RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 0.44%. We purchased all of the RMBS at a discount that will be accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of these discounts.

The following table contains a reconciliation of aggregate principal balance to amortized cost for our RMBS and single-borrower CMBS as of September 30, 2015 and December 31, 2014, excluding CMBS where we have elected the fair value option (amounts in thousands):

	September 30, 2015		December 31, 2014
	RMBS	CMBS	RMBS	CMBS
Principal balance	$242,219	$—	$270,783	$93,685
Accretable yield	(73,361)	—	(85,495)	—
Non-accretable difference	(25,348)	—	(31,752)	—
Total discount	(98,709)	—	(117,247)	—
Amortized cost	$143,510	$—	$153,536	$93,685

The principal balance of credit deteriorated RMBS was $205.2 million and $222.9 million as of September 30, 2015 and December 31, 2014, respectively. Accretable yield related to these securities totaled $61.9 million and $66.6 million as of September 30, 2015 and December 31, 2014, respectively.

The following table discloses the changes to accretable yield and non-accretable difference for our RMBS during the three and nine months ended September 30, 2015 (amounts in thousands):

		Non-Accretable
Three Months Ended September 30, 2015	Accretable Yield	Difference
Balance as of July 1, 2015	$74,184	$28,609
Accretion of discount	(3,600)	—
Principal write-downs	—	(484)
Purchases	—	—
Sales	—	—
OTTI	—	—
Transfer to/from non-accretable difference	2,777	(2,777)
Balance as of September 30, 2015	$73,361	$25,348

Nine Months Ended September 30, 2015
Balance as of January 1, 2015	$85,495	$31,752
Accretion of discount	(17,087)	—
Principal write-downs	—	(1,451)
Purchases	—	—
Sales	—	—
OTTI	—	—
Transfer to/from non-accretable difference	4,953	(4,953)
Balance as of September 30, 2015	$73,361	$25,348

Subject to certain limitations on durations, we have allocated an amount to invest in RMBS that cannot exceed 10% of our total assets excluding Investing and Servicing Segment VIEs. We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.4 million for both the three months ended September 30, 2015 and 2014, and $1.1 million and $1.5 million for the nine months ended September 30, 2015 and 2014, respectively, which has been recorded as management fees in the accompanying condensed consolidated statements of operations.

The following table presents the gross unrealized losses and estimated fair value of the available-for-sale securities (i) where we have not elected the fair value option, (ii) that were in an unrealized loss position as of September 30, 2015 and December 31, 2014, and (iii) for which OTTIs (full or partial) have not been recognized in earnings (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a	Securities with a	Securities with a	Securities with a
	loss less than	loss greater than	loss less than	loss greater than
	12 months	12 months	12 months	12 months
As of September 30, 2015
RMBS	$12,320	$678	$(25)	$(150)
Single-borrower CMBS	—	—	—	—
Total	$12,320	$678	$(25)	$(150)
As of December 31, 2014
RMBS	$—	$682	$—	$(197)
Single-borrower CMBS	—	—	—	—
Total	$—	$682	$—	$(197)

As of September 30, 2015 and December 31, 2014, there were two securities with unrealized losses reflected in the table above. After evaluating these securities and recording adjustments for credit-related other-than-temporary impairment, we concluded that the remaining unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses, which represent most of the other-than-temporary impairments we record on securities, are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or impairments could be materially different from what is currently projected and/or reported.

CMBS, Fair Value Option

As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for the Investing and Servicing Segment’s CMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of September 30, 2015, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, before consolidation of securitization VIEs, were $927.3 million and $4.5 billion, respectively. These balances represent our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value ($705.0 million at September 30, 2015) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option CMBS. During the three and nine months ended September 30, 2015, we purchased $115.0 million and $213.2 million of CMBS, respectively, for which we elected the fair value option. Due to our consolidation of securitization VIEs, $109.4 million and $198.6 million, respectively, of these amounts are eliminated and reflected primarily as repayment of debt of consolidated VIEs in our condensed consolidated statement of cash flows.

As of September 30, 2015, none of our CMBS where we have elected the fair value option were variable rate. The table below summarizes various attributes of our investment in fair value option CMBS as of September 30, 2015 and December 31, 2014 (amounts in thousands):

	Weighted	Weighted
	Average	Average Rating	WAL
	Coupon	(Standard & Poor’s) (1)	(Years)(2)
September 30, 2015
CMBS, fair value option	3.5%	CCC+	7.4
December 31, 2014
CMBS, fair value option	3.9%	CCC−	7.7

(1)	As of September 30, 2015 and December 31, 2014, excludes $35.8 million and $41.7 million, respectively, in fair value option CMBS that are not rated.

(2)

The WAL of each security is calculated based on the period of time over which we expect to receive principal cash flows. Expected principal cash flows are based on contractual payments net of expected losses.

HTM Securities

The table below summarizes unrealized gains and losses of our investments in HTM securities as of September 30, 2015 and December 31, 2014 (amounts in thousands):

	Net Carrying Amount	Gross Unrealized	Gross Unrealized
	(Amortized Cost)	Holding Gains	Holding Losses	Fair Value
September 30, 2015
Preferred interests	$81,968	$—	$(827)	$81,141
CMBS	283,037	43	(2,195)	280,885
Total	$365,005	$43	$(3,022)	$362,026
December 31, 2014
Preferred interests	$307,465	$—	$(1,366)	$306,099
CMBS	134,530	—	—	134,530
Total	$441,995	$—	$(1,366)	$440,629

The table below summarizes the maturities of our HTM preferred equity interests in limited liability companies that own commercial real estate and our HTM CMBS as of September 30, 2015 (amounts in thousands):

	Preferred
	Interests	CMBS	Total
Less than one year	$—	$—	$—
One to three years	—	283,037	283,037
Three to five years	62,704	—	62,704
Thereafter	19,264	—	19,264
Total	$81,968	$283,037	$365,005

Equity Security, Fair Value Option

During 2012, we acquired 9,140,000 ordinary shares from a related-party (approximately a 4% interest) in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. We have elected to report the investment using the fair value option because the shares are listed on an exchange, which allows us to determine the fair value using a quoted price from an active market, and also due to potential lags in reporting resulting from differences in the respective regulatory requirements. The fair value of the investment remeasured in USD was $14.3 million and $15.1 million as of September 30, 2015 and December 31, 2014, respectively.

6. Properties

On July 24, 2015, we acquired a fully occupied net leased office property located in Dublin, Ireland for $121.9 million.  This acquisition was partially financed with $80.7 million from the Lender 6 Mortgage facility (see Note 9 for facility terms).  This property, with the 11 net leased fully occupied office properties and one multi-family property acquired in May 2015, comprise the Ireland Portfolio discussed in Note 3.

Also during the three and nine months ended September 30, 2015, our Investing and Servicing Segment acquired three and six commercial real estate properties, respectively, from CMBS trusts for $32.5 million and $65.9 million, respectively.  These properties are generally acquired from CMBS trusts that are consolidated as VIEs on our balance sheet.  As a result, the acquisitions are generally reflected as repayment of debt of consolidated VIEs in our condensed consolidated statement of cash flows.

The below table summarizes our properties held as of September 30, 2015 and December 31, 2014 (dollar amounts in thousands):

	Depreciable Life	September 30, 2015	December 31, 2014
Property Segment
Land	—	$162,274	$—
Buildings	30 years	286,913	—
Investing and Servicing Segment
Land	—	20,972	8,225
Land improvements	5 – 15 years	70	—
Buildings	20 – 40 years	63,619	30,637
Building improvements	5 – 10 years	240	—
Furniture & fixtures	3 years	680	1,635
Properties, cost		534,768	40,497
Less: accumulated depreciation		(4,330)	(643)
Properties, net		$530,438	$39,854

In March 2015, the Investing and Servicing Segment sold an operating property that we had previously acquired from a CMBS trust.  The sale resulted in a $17.1 million gain, which is included in gain on sale of investments and other assets in our condensed consolidated statement of operations for the nine months ended September 30, 2015.

7. Investment in Unconsolidated Entities

The below table summarizes our investments in unconsolidated entities as of September 30, 2015 and December 31, 2014 (dollar amounts in thousands):

	Participation /	Carrying value as of
	Ownership %(1)	September 30, 2015	December 31, 2014
Equity method:
Retail Fund	33%	$121,733	$129,475
Investor entity which owns equity in two real estate services providers	50%	23,366	21,534
Equity interests in commercial real estate (2)	16% - 43%	28,224	—
Bridge loan venture (3)	various	—	8,417
Various	25% - 50%	7,061	16,933
		180,384	176,359
Cost method:
Investment funds which own equity in a loan servicer and other real estate assets	4% - 6%	9,225	9,225
Various	0% - 3%	9,562	8,399
		18,787	17,624
		$199,171	$193,983

(1)	None of these investments are publicly traded and therefore quoted market prices are not available.
(2)	During the nine months ended September 30, 2015, we acquired $28.0 million of equity interests in limited liability companies that own ten office and student housing properties throughout the U.S.
(3)	During the three months ended September 30, 2015, we sold our interest in the Bridge Loan Venture at par.

There were no differences between the carrying value of our investment in unconsolidated entities and the underlying equity in the net assets of the investees as of September 30, 2015.

8. Goodwill and Intangible Assets

Goodwill

Goodwill at September 30, 2015 and December 31, 2014 represents the excess of consideration transferred over the fair value of net assets of LNR acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes an international network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets.

Intangible Assets

Servicing Rights Intangibles

In connection with the LNR acquisition, we identified domestic and European servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. All of our servicing fees are specified by these Pooling and Servicing Agreements. At September 30, 2015 and December 31, 2014, the balance of the domestic servicing intangible was net of $27.9 million and $46.1 million, respectively, that was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs.

Before VIE consolidation, as of September 30, 2015 and December 31, 2014 the domestic servicing intangible had a balance of $151.8 million and $178.4 million, respectively, which represents our economic interest in this asset.

Lease Intangibles

In connection with our acquisitions of commercial real estate, we recognized in-place lease intangible assets and favorable lease intangible assets associated with certain noncancelable operating leases of the acquired properties. The weighted-average amortization periods for the in-place lease intangible assets and the favorable lease intangible assets for the Ireland Portfolio at acquisition were 10.0 years and 11.2 years, respectively, as of September 30, 2015.

The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of September 30, 2015 and December 31, 2014 (amounts in thousands):

	As of September 30, 2015			As of December 31, 2014
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
Domestic servicing rights, at fair value	$123,892	$—	$123,892	$132,303	$—	$132,303
European servicing rights (1)	32,429	(28,657)	3,772	33,392	(21,543)	11,849
In-place lease intangible assets	54,245	(3,397)	50,848	—	—	—
Favorable lease intangible assets	13,074	(506)	12,568	—	—	—
Total net intangible assets	$223,640	$(32,560)	$191,080	$165,695	$(21,543)	$144,152

(1)	The fair value as of September 30, 2015 and December 31, 2014 was $7.7 million and $12.7 million, respectively.

The following table summarizes the activity within intangible assets for the nine months ended September 30, 2015 (amounts in thousands):

	Domestic	European	In-place Lease	Favorable Lease
	Servicing	Servicing	Intangible	Intangible
	Rights	Rights	Assets	Assets	Total
Balance as of January 1, 2015	$132,303	$11,849	$—	$—	$144,152
Acquisition of Ireland Portfolio	—	—	47,999	11,530	59,529
Properties acquired from CMBS trusts	—	—	5,842	1,412	7,254
Amortization	—	(7,814)	(3,384)	(504)	(11,702)
Foreign exchange (loss) gain	—	(263)	391	130	258
Changes in fair value due to changes in inputs and assumptions	(8,411)	—	—	—	(8,411)
Balance as of September 30, 2015	$123,892	$3,772	$50,848	$12,568	$191,080

The following table sets forth the estimated aggregate amortization of our European servicing rights, in-place lease intangible assets and favorable lease intangible assets for the next five years and thereafter (amounts in thousands):

2015 (remainder of)	$3,839
2016	12,039
2017	8,560
2018	7,855
2019	6,700
Thereafter	28,195
Total	$67,188

9. Secured Financing Agreements

The following table is a summary of our secured financing agreements in place as of September 30, 2015 and December 31, 2014 (dollars in thousands):

					Pledged
					Asset	Maximum		Carrying Value at
	Current	Extended			Carrying	Facility		September 30,		December 31,
	Maturity	Maturity(a)	Pricing		Value	Size		2015		2014
Lender 1 Repo 1	(b)	(b)	LIBOR + 1.85% to 5.25%		$1,471,791	$1,600,000		$916,310		$875,111
Lender 1 Repo 2	(c)	N/A	LIBOR + 1.90%		184,785	125,000		6,948		101,886
Lender 2 Repo 1	Oct 2015	Oct 2018	LIBOR + 1.75% to 2.75%		373,917	325,000		272,824		240,188
Lender 3 Repo 1	May 2017	May 2019	LIBOR + 2.85%		229,983	162,917		162,917		124,250
Conduit Repo 1	Sep 2016	N/A	LIBOR + 1.95% to 3.35%		116,084	150,000		85,849		94,727
Conduit Repo 2	Nov 2015	Nov 2016	LIBOR + 2.10%		164,310	150,000		121,556		113,636
Conduit Repo 3	Feb 2018	Feb 2019	LIBOR + 2.10%		107,389	150,000		79,847		—
Lender 4 Repo 1	Oct 2016	Oct 2017	LIBOR + 2.00%		405,195	317,688		317,688		327,117
Lender 5 Repo 1	(d)	N/A	N/A		—	—		—		58,079
Lender 6 Repo 1	Aug 2018	N/A	LIBOR + 2.50% to 3.00%		733,579	500,000		367,010		296,967
Lender 6 Mortgage	May 2020	N/A	EURIBOR + 1.69%		502,497	328,602		328,602		—
Lender 7 Repo 1	Dec 2016	N/A	LIBOR + 2.35% to 2.70%		140,274	107,416		107,416		39,024
Investing and Servicing Segment Property Mortgages	June 2018 to Nov 2024	N/A	Various		43,688	38,975		31,835		14,000
Lender 9 Repo 1	(e)	(e)	LIBOR + 1.40% to 1.85%		319,853	225,313		225,313		—
Borrowing Base	Jul 2018	Jul 2019	LIBOR + 2.75%	(f)	222,770	450,000	(g)	—		189,871
Term Loan	Apr 2020	N/A	LIBOR + 2.75%	(f)	3,296,673	659,962		658,159	(h)	662,933	(h)
FHLB Advances	N/A	N/A	Various		—	1,000,000		—		—
					$8,312,788	$6,290,873		$3,682,274		$3,137,789

(a)	Subject to certain conditions as defined in the respective facility agreement.
(b)

Maturity date for borrowings collateralized by loans of January 2017 before extension options and January 2019 assuming initial extension options.  Borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions and not to exceed January 2023.

(c)	The date that is 180 days after the buyer delivers notice to seller, subject to a maximum date of March 2017.
(d)	Facility was terminated at our option in March 2015.
(e)

Facility carries a rolling twelve month term which may reset monthly with the lender’s consent. Current maturity is September 2016.  Facility carries no maximum facility size.  Amount herein reflects the outstanding balance as of September 30, 2015.

(f)	Subject to borrower’s option to choose alternative benchmark based rates pursuant to the terms of the credit agreement. The Term Loan is also subject to a 75 basis point floor.
(g)	Subject to certain conditions defined in the facility agreement, the maximum facility size may be increased to $650.0 million.
(h)	Term loan outstanding balance is net of $1.8 million and $2.1 million of unamortized discount as of September 30, 2015 and December 31, 2014, respectively.

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

In May 2015, we executed a €294.0 million mortgage facility (“Lender 6 Mortgage”) to finance the acquisition of the Ireland Portfolio, of which €73.5 million was drawn during the three months ended September 30, 2015. The facility carries a five year term, an annual interest rate of EURIBOR + 1.69% and was fully funded as of September 30, 2015.  Refer to Note 3 for further discussion of this acquisition. During the nine months ended September 30, 2015, we incurred deferred financing costs of $5.7 million associated with this facility.

In July 2015, we exercised a one-year extension option on the Lender 6 Repo 1 facility, extending the maturity from August 2017 to August 2018.

In July 2015, we amended the Borrowing Base facility to (i) permanently upsize available borrowings from $250.0 million to $450.0 million; (ii) extend the maturity date to July 2019 assuming exercise of a one-year extension option; and (iii) reduce pricing.

In July 2015, we exercised a one-year extension option on the Lender 4 Repo 1 facility, extending the maturity from October 2015 to October 2016.

In August 2015, we amended the Lender 1 Repo 1 facility to upsize available borrowings from $1.25 billion to $1.6 billion.

During the nine months ended September 30, 2015, we executed two mortgage facilities with aggregate borrowings of $17.8 million to finance commercial real estate acquired by our Investing and Servicing Segment. At inception, these facilities carry a weighted average term of 4.2 years and weighted average interest rate of LIBOR + 2.41%.

In September 2015, we were admitted as a member of the Federal Home Loan Bank (“FHLB”) of Des Moines, which provides us an additional financing source for various multifamily and commercial real estate loans and investment securities.  As of September 30, 2015, we had no outstanding borrowings with the FHLB.

Our secured financing agreements contain certain financial tests and covenants. Should we breach certain of these covenants, it may restrict our ability to pay dividends in the future. As of September 30, 2015, we were in compliance with all such covenants.

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

	Repurchase	Other Secured
	Agreements	Financing		Total
2015 (remainder of)	$302,104	$1,692		$303,796
2016	249,929	6,769		256,698
2017	928,144	6,769		934,913
2018	626,982	19,054		646,036
2019	556,519	6,769		563,288
Thereafter	—	979,347	(1)	979,347
Total	$2,663,678	$1,020,400		$3,684,078

(1)	Principal paydown of the Term Loan through 2020 excludes $1.8 million of discount amortization.

Secured financing maturities for 2015 primarily relate to $287.3 million on the Conduit Repo facilities.

As of September 30, 2015 and December 31, 2014, we had approximately $29.6 million and $26.5 million, respectively, of deferred financing costs from secured financing agreements, net of amortization, which is included in other assets on our condensed consolidated balance sheets. For the three and nine months ended September 30, 2015, approximately $3.8 million and $10.8 million, respectively, of amortization was included in interest expense on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2014, approximately $2.9 million and $8.2 million, respectively, of amortization was included in interest expense on our condensed consolidated statements of operations.

As of September 30, 2015 and December 31, 2014, the outstanding balance of our repurchase agreements related to the following asset collateral classes (amounts in thousands):

Class of Collateral	September 30, 2015	December 31, 2014
Loans held-for-investment	$2,036,748	$1,863,633
Loans held-for-sale	287,252	208,363
Investment securities	339,678	198,989
	$2,663,678	$2,270,985

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

10. Convertible Senior Notes

On October 8, 2014, we issued $431.3 million of 3.75% Convertible Senior Notes due 2017 (the “2017 Notes”). On February 15, 2013, we issued $600.0 million of 4.55% Convertible Senior Notes due 2018 (the “2018 Notes”). On July 3, 2013, we issued $460.0 million of 4.00% Convertible Senior Notes due 2019 (the “2019 Notes”). The following summarizes the unsecured convertible senior notes (collectively, the “Convertible Notes”) outstanding as of September 30, 2015 (amounts in thousands, except rates):

						Remaining
	Principal	Coupon	Effective	Conversion	Maturity	Period of
	Amount	Rate	Rate(1)	Rate(2)	Date	Amortization
2017 Notes	$431,250	3.75%	5.87%	41.7397	10/15/2017	2.0	years
2018 Notes	$599,981	4.55%	6.10%	45.8850	3/1/2018	2.4	years
2019 Notes	$341,363	4.00%	5.37%	48.6931	1/15/2019	3.3	years

	As of	As of
	September 30, 2015	December 31, 2014
Total principal	$1,372,594	$1,491,228
Net unamortized discount	(52,387)	(73,206)
Carrying amount of debt components	$1,320,207	$1,418,022
Carrying amount of conversion option equity components recorded in additional paid-in capital	$46,343	$64,070

(1)

Effective rate includes the effects of underwriter purchase discount and the adjustment for the conversion option, the value of which reduced the initial liability and was recorded in additional paid-in-capital.

(2)

The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of Convertible Notes converted, as adjusted in accordance with the applicable indentures as a result of the spin-off of the SFR segment and cash dividend payments. The if-converted values of the 2017 Notes, 2018 Notes and 2019 Notes were less than their principal amounts by $61.9 million,  $35.0 million, and $0.3 million at September 30, 2015, respectively, since the closing market price of the Company’s common stock of $20.52 per share was less than the implicit conversion prices of $23.96,  $21.79,  and $20.54,  respectively. The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash.  As a result, conversion of this principal amount, totaling 62.2 million shares, was not included in the computation of diluted earnings per share (“EPS”).  No dilution related to the 2017 Notes, 2018 Notes or 2019 Notes was included in the computation of diluted EPS for the three and nine months ended September 30, 2015 as these notes were not “in-the-money”. See further discussion at Note 17.

Under the repurchase program approved by our board of directors (refer to Note 16), we repurchased $118.6 million aggregate principal amount of our 2019 Notes during the nine months ended September 30, 2015 for $136.3 million plus transaction expenses of $0.1 million. The repurchase price was allocated between the fair value of the liability component and the fair value of the equity component of the convertible security. The portion of the repurchase price attributable to the equity component totaled $17.7 million and was recognized as a reduction of additional paid-in capital during the nine months ended September 30, 2015. The remaining repurchase price was attributable to the liability component. The difference between this amount and the net carrying amount of the liability and debt issuance costs was reflected as a loss on extinguishment of debt in our condensed consolidated statement of operations. For the nine months ended September 30, 2015, the loss on extinguishment of debt totaled $5.9 million, consisting principally of the write-off of unamortized debt discount. There were no repurchases of our outstanding Convertible Notes during the three months ended September 30, 2015.

As of September 30, 2015 and December 31, 2014, we had approximately $1.6 million and $2.3 million, respectively, of deferred financing costs from our Convertible Senior Notes, net of amortization, which is included in other assets on our condensed consolidated balance sheets.

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

Within the Investing and Servicing Segment, we originate commercial mortgage loans with the intent to sell these mortgage loans to VIEs for the purposes of securitization. These VIEs then issue CMBS that are collateralized in part by these assets, as well as other assets transferred to the VIE. In certain instances, we retain a subordinated interest in the VIE and serve as special servicer for the VIE. The following summarizes the fair value and par value of loans sold from our conduit platform, as well as the amount of sale proceeds used in part to repay the outstanding balance of the repurchase agreements associated with these loans for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Fair value of loans sold	$410,227	$498,789	$1,443,871	$1,165,583
Par value of loans sold	398,654	482,129	1,396,674	1,119,537
Repayment of repurchase agreements	299,301	361,569	1,043,757	839,626

Within the Lending Segment, we originate or acquire loans and then subsequently sell a portion, which can be in various forms including first mortgages, A-Notes, senior participations and mezzanine loans. Typically, our motivation for entering into these transactions is to effectively create leverage on the subordinated position that we will retain and hold for investment. In certain instances, we continue to service the loan following its sale. The following table summarizes our loans sold and loans transferred as secured borrowings by the Lending Segment net of expenses (amounts in thousands):

			Loan Transfers
	Loan Transfers Accounted		Accounted for as Secured
	for as Sales		Borrowings
	Face Amount	Proceeds	Face Amount	Proceeds
For the Three Months Ended September 30,
2015	$225,264	$220,928	$—	$—
2014	142,896	138,958	—	—
For the Nine Months Ended September 30,
2015	$606,725	$599,504	$38,925	$38,925
2014	347,755	341,472	—	—

During the three months ended September 30, 2015 and 2014, the Lending Segment recognized gains on sales of loans of $2.7 million and $0.8 million, respectively, within gain on sale of investments in our condensed consolidated statements of operations.  During the nine months ended September 30, 2015 and 2014, the Lending Segment recognized gains on sales of loans of $3.0 million and $1.3 million, respectively.

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

In connection with our repurchase agreements, we have entered into eight outstanding interest rate swaps that have been designated as cash flow hedges of the interest rate risk associated with forecasted interest payments. As of September 30, 2015, the aggregate notional amount of our interest rate swaps designated as cash flow hedges of interest rate risk totaled $87.5 million. Under these agreements, we will pay fixed monthly coupons at fixed rates ranging from 0.56% to 2.23% of the notional amount to the counterparty and receive floating rate LIBOR. Our interest rate swaps designated as cash flow hedges of interest rate risk have maturities ranging from November 2015 to May 2021.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2015 and 2014 we did not recognize any hedge ineffectiveness in earnings.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the associated variable-rate debt. Over the next twelve months, we estimate that an additional $0.4 million will be reclassified as an increase to interest expense. We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of 68 months.

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

The following table summarizes our foreign exchange (“Fx”) forwards, interest rate swaps, interest rate caps and credit index instruments as of September 30, 2015 (notional amounts in thousands):

		Aggregate
	Number	Notional	Notional
Type of Derivative	of Contracts	Amount	Currency	Maturity
Fx contracts – Sell Euros ("EUR") (1)	87	352,420	EUR	October 2015 – June 2020
Fx contracts – Sell Pounds Sterling ("GBP")	63	257,203	GBP	October 2015 – March 2018
Fx contracts – Sell Swedish Krona ("SEK")	2	19,197	SEK	December 2015
Fx contracts – Buy SEK	1	4,083	SEK	December 2015
Fx contracts – Sell Norwegian Krone ("NOK")	1	1,218	NOK	December 2015
Fx contracts – Sell Danish Krone ("DKK")	1	3,200	DKK	December 2015
Interest rate swaps – Paying fixed rates	73	513,218	USD	July 2016 – October 2025
Interest rate swaps – Receiving fixed rates	4	14,300	USD	October 2015 – September 2025
Interest rate caps	2	294,000	EUR	May 2020
Interest rate caps	2	17,835	USD	June 2018
Credit index instruments	11	40,000	USD	January 2047
Total	247

(1)

Includes 59 Fx contracts executed to hedge our Euro currency exposure created by our acquisition of the Ireland Portfolio.  As of September 30, 2015, these contracts have an aggregate notional of €259.7 million and varying maturities through June 2020.

The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014 (amounts in thousands):

	Fair Value of Derivatives in an		Fair Value of Derivatives in a
	Asset Position(1) As of		Liability Position(2) As of
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate swaps	$6	$138	$451	$235
Total derivatives designated as hedging instruments	6	138	451	235
Derivatives not designated as hedging instruments:
Interest rate swaps and caps	2,981	1,128	13,508	5,216
Foreign exchange contracts	31,657	24,388	942	15
Credit index instruments	1,663	974	—	10
Total derivatives not designated as hedging instruments	36,301	26,490	14,450	5,241
Total derivatives	$36,307	$26,628	$14,901	$5,476

(1)	Classified as derivative assets in our condensed consolidated balance sheets.
(2)	Classified as derivative liabilities in our condensed consolidated balance sheets.

The tables below present the effect of our derivative financial instruments on the condensed consolidated statements of operations and of comprehensive income for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands):

		Gain (Loss)
	Gain (Loss)	Reclassified	Gain (Loss)
Derivatives Designated as	Recognized	from AOCI	Recognized
Hedging Instruments	in OCI	into Income	in Income	Location of Gain (Loss)
For the Three Months Ended September 30,	(effective portion)	(effective portion)	(ineffective portion)	Recognized in Income
2015	$(395)	$(187)	$—	Interest expense
2014	$186	$(344)	$—	Interest expense

For the Nine Months Ended September 30,
2015	$(933)	$(585)	$—	Interest expense
2014	$(522)	$(1,081)	$—	Interest expense

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Recognized in Income for the		Recognized in Income for the
Derivatives Not Designated	Location of Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
as Hedging Instruments	Recognized in Income	2015	2014	2015	2014
Interest rate swaps and caps	Gain on derivative financial instruments	$(17,242)	$1,054	$(22,206)	$(5,639)
Foreign exchange contracts	Gain on derivative financial instruments	18,957	28,123	29,129	18,293
Credit index instruments	Gain on derivative financial instruments	515	98	400	(1,035)
		$2,230	$29,275	$7,323	$11,619

13. Offsetting Assets and Liabilities

The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

				(iv)
				Gross Amounts Not
				Offset in the Statement
		(ii)	(iii) = (i) - (ii)	of Financial Position
		Gross Amounts	Net Amounts		Cash
	(i)	Offset in the	Presented in		Collateral
	Gross Amounts	Statement of	the Statement of	Financial	Received /	(v) = (iii) - (iv)
	Recognized	Financial Position	Financial Position	Instruments	Pledged	Net Amount
As of September 30, 2015
Derivative assets	$36,307	$—	$36,307	$1,475	$—	$34,832
Derivative liabilities	$14,901	$—	$14,901	$1,475	$13,426	$—
Repurchase agreements	2,663,678	—	2,663,678	2,663,678	—	—
	$2,678,579	$—	$2,678,579	$2,665,153	$13,426	$—
As of December 31, 2014
Derivative assets	$26,628	$—	$26,628	$2,016	$—	$24,612
Derivative liabilities	$5,476	$—	$5,476	$2,016	$3,460	$—
Repurchase agreements	2,270,985	—	2,270,985	2,270,985	—	—
	$2,276,461	$—	$2,276,461	$2,273,001	$3,460	$—

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

As of September 30, 2015, one of our CDO structures was in default, which pursuant to the underlying indentures, changes the rights of the variable interest holders. Upon default of a CDO, the trustee or senior note holders are allowed to exercise certain rights, including liquidation of the collateral, which at that time, is the activity which would most significantly impact the CDO’s economic performance. Further, when the CDO is in default, the collateral administrator no longer has the option to purchase securities from the CDO. In cases where the CDO is in default and we do not have the ability to exercise rights which would most significantly impact the CDO’s economic performance, we do not consolidate the VIE. As of September 30, 2015, this CDO structure was not consolidated.  During the three months ended March 31, 2014, one of our CDOs, which was previously in default as of December 31, 2013, ceased to be in default.  This event triggered the initial consolidation of the CDO and its underlying assets during the three months ended March 31, 2014.

As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of September 30, 2015, our maximum risk of loss related to VIEs in which we were not the primary beneficiary was $222.4 million on a fair value basis.

As of September 30, 2015, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances of $40.5 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.

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

Base Management Fee.  For the three months ended September 30, 2015 and 2014, we recognized base management fees of $15.2 million and $13.8 million, respectively, within management fees in our condensed consolidated statements of operations. For the nine months ended September 30, 2015 and 2014, we recognized base management fees of $44.0 million and $40.7 million, respectively. As of September 30, 2015 and December 31, 2014, there were $15.2 million and $13.9 million, respectively, of unpaid base management fees within related-party payable in our condensed consolidated balance sheets.

Incentive Fee.  For the three months ended September 30, 2015 and 2014, we recognized incentive fees of $5.3 million and $4.3 million, respectively, within management fees in our condensed consolidated statements of operations. For the nine months ended September 30, 2015 and 2014, we recognized incentive fees of $16.1 million and $15.5 million, respectively. As of September 30, 2015 and December 31, 2014, $5.4 million and $18.9 million, respectively, of unpaid incentive fees were included within related-party payable in our condensed consolidated balance sheets.

Expense Reimbursement.  For both the three months ended September 30, 2015 and 2014, we recognized expense reimbursements for executive compensation and other reimbursable expenses of $1.7 million within general and administrative expenses in our condensed consolidated statements of operations. For the nine months ended September 30, 2015 and 2014, we recognized expense reimbursements for executive compensation and other reimbursable expenses of $4.6 million and $5.7 million, respectively. As of September 30, 2015 and December 31, 2014, approximately $2.1 million and $3.4 million, respectively, of unpaid reimbursable executive compensation and other expenses were included within related-party payable in our condensed consolidated balance sheets.

Manager Equity Plan

In May 2015, we granted 675,000 RSUs to our Manager under the Starwood Property Trust, Inc. Manager Equity Plan (“Manager Equity Plan”).  In January 2014, we granted 2,489,281 RSUs to our Manager under the Manager Equity Plan.  In connection with these grants and prior similar grants, we recognized share-based compensation expense of $7.1 million and $6.3 million within management fees in our condensed consolidated statements of operations for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, we recognized $21.4 million and $19.8 million, respectively, related to these awards. Refer to Note 16 herein for further discussion of these grants.

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

Other Related-Party Arrangements

In connection with the LNR acquisition, we were required to cash collateralize certain obligations of LNR, including letters of credit and performance obligations. Fund IX funded $6.2 million of this obligation, but the account was within our name and was thus reflected within our restricted cash balance. As of December 31, 2014, we recognized a corresponding payable to Fund IX of $4.4 million within related-party payable in our condensed consolidated balance sheet. Our obligation was released in September 2015.

Our Investing and Servicing Segment acquires properties from CMBS trusts, some of which are consolidated as VIEs on our balance sheet.  Acquisitions from consolidated VIEs are reflected as repayment of debt of consolidated VIEs in our condensed consolidated statement of cash flows.  During the three and nine months ended September 30, 2015, we acquired in aggregate $32.5 million and $65.9 million, respectively, of properties from both consolidated and unconsolidated CMBS trusts. Refer to Note 6 for further discussion of these acquisitions.

During the three and nine months ended September 30, 2015, we provided due diligence services to an affiliate of Starwood Global Opportunity Fund X, an affiliate of our Manager, in which we received fees of $0.1 million and $0.4 million, respectively.

In the normal course of business, the Investing and Servicing Segment’s conduit lending platform provides loans to consolidated subsidiaries of the Company which are subsequently securitized and sold to third parties.  The loan, debt and applicable interest income and expense are eliminated in consolidation until such time as the loan is sold.  During the three months ended September 30, 2015, our conduit lending platform originated a $10.4 million intercompany loan which was eliminated in consolidation as of September 30, 2015.

Refer to Note 15 to the consolidated financial statements included in our Form 10-K for further discussion of related-party agreements.

16. Stockholders’ Equity

During the nine months ended September 30, 2015, our board of directors declared the following dividends:

Declare Date	Record Date	Ex-Dividend Date	Payment Date	Amount	Frequency
8/4/15	9/30/15	9/28/15	10/15/15	$0.48	Quarterly
5/5/15	6/30/15	6/26/15	7/15/15	$0.48	Quarterly
2/25/15	3/31/15	3/27/15	4/15/15	$0.48	Quarterly

On April 20, 2015, we issued 12.0 million shares of common stock for gross proceeds of $283.6 million.  In connection with the offering, the underwriters had a 30-day option to purchase an additional 1.8 million shares of common stock, which they exercised in full, resulting in additional gross proceeds of $42.5 million.

During the nine months ended September 30, 2015, there were no shares issued under our At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”).  During the nine months ended September 30, 2015, shares issued under the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) were not material.

In September 2014, our board of directors authorized and announced the repurchase of up to $250 million of our outstanding common stock over a period of one year. In December 2014, our board of directors amended the repurchase program to include the repurchase of our outstanding Convertible Notes. In June 2015, our board of directors amended the repurchase program to increase the authorized purchase amount to $450 million and provide for a one-year extension through June 2016. There were no repurchases of our outstanding Convertible Notes during the three months ended September 30, 2015. During the nine months ended September 30, 2015, we repurchased $118.6 million aggregate principal amount of our 2019 Notes for $136.3 million (refer to Note 10).  Also during the three and nine months ended September 30, 2015 we repurchased 1,393,223 shares and 1,793,223 shares of common stock for $29.1 million and $37.9 million, respectively, under the repurchase program.    As of September 30, 2015, we have $262.6 million of remaining capacity to repurchase common stock or Convertible Notes under the repurchase program.

Equity Incentive Plans

The Company currently maintains the Manager Equity Plan, the Starwood Property Trust, Inc. Equity Plan (the “Equity Plan”), and the Starwood Property Trust, Inc. Non-Executive Director Stock Plan (“Non-Executive Director Stock Plan”).  Refer to Note 16 to the consolidated financial statements included in our Form 10-K for further information regarding these plans.

The table below summarizes our share awards granted under the Manager Equity Plan that were not fully vested as of September 30, 2015 (dollar amounts in thousands):

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

During the three and nine months ended September 30, 2015, we granted 30,608 and 533,267 RSAs, respectively, under the Equity Plan to a select group of eligible participants which includes our employees and employees of our Manager who perform services for us.  The awards were granted based on the market price of the Company’s common stock on the respective grant date and vest ratably over a three-year period. Expenses related to the vesting of these awards is reflected in general and administrative expenses in our condensed consolidated statements of operations.

As of September 30, 2015, there were 2.7 million shares available for future grants under the Manager Equity Plan, the Equity Plan and the Non-Executive Director Stock Plan.

Schedule of Non-Vested Shares and Share Equivalents

					Weighted
					Average
	Non-Executive				Grant Date
	Director		Manager		Fair Value
	Stock Plan	Equity Plan	Equity Plan	Total	(per share)
Balance as of January 1, 2015	17,105	109,708	1,854,585	1,981,398	$27.30
Granted	—	533,267	675,000	1,208,267	24.36
Vested	(3,852)	(40,151)	(971,334)	(1,015,337)	26.47
Forfeited	—	(19,722)	—	(19,722)	23.96
Balance as of September 30, 2015	13,253	583,102	1,558,251	2,154,606	26.07

17. Earnings per Share

The following table provides a reconciliation of net income from continuing operations and the number of shares of common stock used in the computations of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Basic Earnings
Continuing Operations:
Income from continuing operations attributable to STWD common shareholders	$116,735	$165,044	$354,246	$405,064
Less: Income attributable to unvested shares	(1,052)	(1,742)	(3,239)	(4,898)
Basic — Income from continuing operations	$115,683	$163,302	$351,007	$400,166

Discontinued Operations:
Loss from discontinued operations	$—	$—	$—	$(1,551)
Basic — Net income attributable to STWD common shareholders after allocation to participating securities	$115,683	$163,302	$351,007	$398,615

Diluted Earnings
Continuing Operations:
Basic — Income from continuing operations attributable to STWD common shareholders	$116,735	$165,044	$354,246	$405,064
Less: Income attributable to unvested shares	(1,052)	(1,742)	(3,239)	(4,898)
Add: Undistributed earnings to unvested shares	18	653	147	1,187
Less: Undistributed earnings reallocated to unvested shares	(18)	(650)	(147)	(1,182)
Diluted — Income from continuing operations	$115,683	$163,305	$351,007	$400,171

Discontinued Operations:
Basic — Loss from discontinued operations	$—	$—	$—	$(1,551)
Diluted — Net income attributable to STWD common shareholders after allocation to participating securities	$115,683	$163,305	$351,007	$398,620

Number of Shares:
Basic — Average shares outstanding	237,796	222,481	232,194	212,351
Effect of dilutive securities — Convertible Notes	—	966	—	932
Effect of dilutive securities — Contingently issuable shares	129	96	129	96
Diluted — Average shares outstanding	237,925	223,543	232,323	213,379

Earnings Per Share Attributable to STWD Common Stockholders:
Basic:
Income from continuing operations	$0.49	$0.73	$1.51	$1.89
Loss from discontinued operations	—	—	—	(0.01)
Net income	$0.49	$0.73	$1.51	$1.88

Diluted:
Income from continuing operations	$0.49	$0.73	$1.51	$1.88
Loss from discontinued operations	—	—	—	(0.01)
Net income	$0.49	$0.73	$1.51	$1.87

Earnings per share for the nine months ended September 30, 2015 and 2014 may not equal the sum of each quarter’s earnings per share due to rounding and other computational factors.

As of September 30, 2015 and 2014, unvested restricted shares of 2.2 million and 2.3 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above.

Also as of September 30, 2015, there were 62.2 million potential shares of common stock contingently issuable upon the conversion of the Convertible Notes.  The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash.  As a result, this principal amount, representing 62.2 million shares at September 30, 2015, was not included in the computation of diluted EPS.  As  discussed in Note 10, the conversion options associated with the 2017 Notes, 2018 Notes and 2019 Notes are “out-of-the-money” because the if-converted values of those notes were less than their principal amounts by $61.9 million,  $35.0 million and $0.3 million, respectively, at September 30, 2015. Therefore, there was no dilutive effect to EPS for the 2017 Notes, 2018 Notes and 2019 Notes during the three and nine months ended September 30, 2015.

18. Accumulated Other Comprehensive Income

The changes in AOCI by component are as follows (amounts in thousands):

		Cumulative
		Unrealized Gain
	Effective Portion of	(Loss) on	Foreign
	Cumulative Loss on	Available-for-	Currency
	Cash Flow Hedges	Sale Securities	Translation	Total
Three Months Ended September 30, 2015
Balance at July 1, 2015	$(237)	$50,370	$(4,232)	$45,901
OCI before reclassifications	(395)	(9,095)	(3,057)	(12,547)
Amounts reclassified from AOCI	187	—	5,969	6,156
Net period OCI	(208)	(9,095)	2,912	(6,391)
Balance at September 30, 2015	$(445)	$41,275	$(1,320)	$39,510
Three Months Ended September 30, 2014
Balance at July 1, 2014	$(575)	$60,446	$15,091	$74,962
OCI before reclassifications	186	4,190	(9,765)	(5,389)
Amounts reclassified from AOCI	344	(236)	—	108
Net period OCI	530	3,954	(9,765)	(5,281)
Balance at September 30, 2014	$(45)	$64,400	$5,326	$69,681
Nine Months Ended September 30, 2015
Balance at January 1, 2015	$(97)	$60,190	$(4,197)	$55,896
OCI before reclassifications	(933)	(13,519)	(3,092)	(17,544)
Amounts reclassified from AOCI	585	(5,396)	5,969	1,158
Net period OCI	(348)	(18,915)	2,877	(16,386)
Balance at September 30, 2015	$(445)	$41,275	$(1,320)	$39,510
Nine Months Ended September 30, 2014
Balance at January 1, 2014	$(604)	$66,566	$9,487	$75,449
OCI before reclassifications	(522)	9,563	(4,161)	4,880
Amounts reclassified from AOCI	1,081	(11,729)	—	(10,648)
Net period OCI	559	(2,166)	(4,161)	(5,768)
Balance at September 30, 2014	$(45)	$64,400	$5,326	$69,681

The reclassifications out of AOCI impacted the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 as follows (amounts in thousands):

	Amounts Reclassified from		Amounts Reclassified from
	AOCI during the Three Months		AOCI during the Nine Months		Affected Line Item
	Ended September 30,		Ended September 30,		in the Statements
Details about AOCI Components	2015	2014	2015	2014	of Operations
Losses on cash flow hedges:
Interest rate contracts	$(187)	$(344)	$(585)	$(1,081)	Interest expense
Unrealized gains (losses) on available-for-sale securities:
Interest realized upon collection	—	—	5,396	—	Interest income from investment securities
Net realized gain on sale of investments	—	236	—	11,942	Gain on sale of investments and other assets, net
OTTI	—	—	—	(213)	OTTI
Total	—	236	5,396	11,729
Foreign currency translation:
Foreign currency loss from CMBS redemption	(5,969)	—	(5,969)	—	Foreign currency loss, net
Total reclassifications for the period	$(6,156)	$(108)	$(1,158)	$10,648

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

The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the condensed consolidated balance sheets by their level in the fair value hierarchy as of September 30, 2015 and December 31, 2014 (amounts in thousands):

	September 30, 2015
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$423,630	$—	$—	$423,630
RMBS	184,785	—	—	184,785
CMBS	222,360	—	—	222,360
Equity security	14,311	14,311	—	—
Domestic servicing rights	123,892		—	123,892
Derivative assets	36,307	—	36,307	—
VIE assets	82,937,617	—	—	82,937,617
Total	$83,942,902	$14,311	$36,307	$83,892,284
Financial Liabilities:
Derivative liabilities	$14,901	$—	$14,901	$—
VIE liabilities	82,181,138	—	79,177,561	3,003,577
Total	$82,196,039	$—	$79,192,462	$3,003,577

	December 31, 2014
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$391,620	$—	$—	$391,620
RMBS	207,053	—	—	207,053
CMBS	334,080	—	—	334,080
Equity security	15,120	15,120	—	—
Domestic servicing rights	132,303	—	—	132,303
Derivative assets	26,628	—	26,628	—
VIE assets	107,816,065	—	—	107,816,065
Total	$108,922,869	$15,120	$26,628	$108,881,121
Financial Liabilities:
Derivative liabilities	$5,476	$—	$5,476	$—
VIE liabilities	107,232,201	—	102,339,081	4,893,120
Total	$107,237,677	$—	$102,344,557	$4,893,120

The changes in financial assets and liabilities classified as Level III were as follows for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands):

				Domestic
	Loans			Servicing		VIE
Three Months Ended September 30, 2015	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
July 1, 2015 balance	$279,352	$193,150	$314,152	$128,109	$92,719,092	$(2,111,011)	$91,522,844
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	19,082	—	(2,835)	(4,217)	(10,394,490)	615,263	(9,767,197)
OTTI	—	—	—	—	—	—	—
Net accretion	—	3,600	—	—	—	—	3,600
Included in OCI	—	(3,465)	(2,164)	—	—	—	(5,629)
Purchases / Originations	535,580	—	5,665	—	—	—	541,245
Sales	(410,227)	—	(1,203)	—	—	—	(411,430)
Issuances	—	—	—	—	—	(1,619)	(1,619)
Cash repayments / receipts	(157)	(8,500)	(91,795)	—	—	96,896	(3,556)
Transfers into Level III	—	—	—	—	—	(1,773,898)	(1,773,898)
Transfers out of Level III	—	—	—	—	—	232,484	232,484
Consolidations of VIEs	—	—	—	—	2,410,232	(80,149)	2,330,083
Deconsolidations of VIEs	—	—	540	—	(1,797,217)	18,457	(1,778,220)
September 30, 2015 balance	$423,630	$184,785	$222,360	$123,892	$82,937,617	$(3,003,577)	$80,888,707
Amount of total (losses) gains included in earnings attributable to assets still held at September 30, 2015	$5,482	$3,600	$3,212	$(4,217)	$(10,394,490)	$615,263	$(9,771,150)

				Domestic
	Loans			Servicing		VIE
Three Months Ended September 30, 2014	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
July 1, 2014 balance	$154,412	$231,605	$282,361	$138,318	$114,091,158	$(5,186,125)	$109,711,729
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	15,517	535	2,471	(7,898)	(5,261,507)	237,693	(5,013,189)
Net accretion	—	4,035	—	—	—	—	4,035
Included in OCI	—	7,602	(9,662)	—	—	—	(2,060)
Purchases / Originations	577,216	—	13,777	—	—	—	590,993
Sales	(498,789)	(5,588)	—	—	—	—	(504,377)
Issuances	—	—	—	—	—	(16,655)	(16,655)
Cash repayments / receipts	(191)	(21,870)	23	—	—	20,189	(1,849)
Transfers into Level III	—	—	1,440	—	—	(770,785)	(769,345)
Transfers out of Level III	—	—	—	—	—	1,940,522	1,940,522
Consolidations of VIEs	—	—	—	—	3,103,150	(48,745)	3,054,405
Deconsolidations of VIEs	—	—	635	—	(2,464,508)	12,167	(2,451,706)
September 30, 2014 balance	$248,165	$216,319	$291,045	$130,420	$109,468,293	$(3,811,739)	$106,542,503
Amount of total (losses) gains included in earnings attributable to assets still held at September 30, 2014	$(455)	$3,963	$2,471	$(7,898)	$(5,261,507)	$237,693	$(5,025,733)

				Domestic
	Loans			Servicing		VIE
Nine Months Ended September 30, 2015	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
January 1, 2015 balance	$391,620	$207,053	$334,080	$132,303	$107,816,065	$(4,893,120)	$103,988,001
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	51,044	—	(2,059)	(8,411)	(27,667,727)	3,566,846	(24,060,307)
OTTI	—	—	—	—	—	—	—
Net accretion	—	17,087	—	—	—	—	17,087
Included in OCI	—	(12,241)	(2,362)	—	—	—	(14,603)
Purchases / Originations	1,425,499	—	14,653	—	—	—	1,440,152
Sales	(1,443,871)	—	(6,301)	—	—	—	(1,450,172)
Issuances	—	—	—	—	—	(9,132)	(9,132)
Cash repayments / receipts	(662)	(27,114)	(92,018)	—	—	171,884	52,090
Transfers into Level III	—	—	—	—	—	(2,589,916)	(2,589,916)
Transfers out of Level III	—	—	—	—	—	956,230	956,230
Consolidations of VIEs	—	—	(24,310)	—	8,067,859	(225,354)	7,818,195
Deconsolidations of VIEs	—	—	677	—	(5,278,580)	18,985	(5,258,918)
September 30, 2015 balance	$423,630	$184,785	$222,360	$123,892	$82,937,617	$(3,003,577)	$80,888,707
Amount of total gains (losses) included in earnings attributable to assets still held at September 30, 2015	$5,126	$11,594	$4,171	$(8,411)	$(27,667,727)	$3,566,846	$(24,088,401)

				Domestic
	Loans			Servicing		VIE
Nine Months Ended September 30, 2014	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
January 1, 2014 balance	$206,672	$296,236	$208,006	$150,149	$103,151,624	$(1,597,984)	$102,414,703
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	47,955	11,676	12,070	(18,671)	(12,275,130)	337,529	(11,884,571)
OTTI	—	(214)	—	—	—	—	(214)
Net accretion	—	13,922	—	—	—	—	13,922
Included in OCI	—	2,988	(7,455)	—	—	—	(4,467)
Purchases / Originations	1,159,607	—	60,348	—	—	—	1,219,955
Sales	(1,052,862)	(68,134)	(29,301)	—	—	—	(1,150,297)
Issuances	—	—	—	—	—	(88,412)	(88,412)
Cash repayments / receipts	(487)	(40,155)	(806)	—	—	106,538	65,090
Transfers into Level III	—	—	54,221	—	—	(3,325,922)	(3,271,701)
Transfers out of Level III	(112,720)	—	(180)	(1,058)	—	2,653,379	2,539,421
Consolidations of VIEs	—	—	(6,715)	—	27,094,681	(1,941,689)	25,146,277
Deconsolidations of VIEs	—	—	857	—	(8,502,882)	44,822	(8,457,203)
September 30, 2014 balance	$248,165	$216,319	$291,045	$130,420	$109,468,293	$(3,811,739)	$106,542,503
Amount of total (losses) gains included in earnings attributable to assets still held at September 30, 2014	$(455)	$11,742	$14,907	$(18,671)	$(12,275,130)	$337,529	$(11,930,078)

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

The following table presents the fair values (all Level III) of our financial instruments not carried at fair value on the consolidated balance sheets (amounts in thousands):

	September 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets not carried at fair value:
Loans held-for-investment, loans held-for-sale and loans transferred as secured borrowings	$5,984,540	$6,083,182	$5,908,665	$6,034,838
Securities, held-to-maturity	365,005	362,026	441,995	440,629
European servicing rights	3,772	7,684	11,849	12,741
Financial liabilities not carried at fair value:
Secured financing agreements and secured borrowings on transferred loans	$3,826,200	$3,815,875	$3,267,230	3,251,035
Convertible senior notes	1,320,207	1,339,173	1,418,022	1,444,975

The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollar amounts in thousands):

	Carrying Value at	Valuation	Unobservable	Range as of (1)
	September 30, 2015	Technique	Input	September 30, 2015	December 31, 2014
Loans held-for-sale, fair value option	$423,630	Discounted cash flow	Yield (b)	4.3% - 4.9%	4.2% - 4.9%
			Duration (c)	5.0 - 10.0 years	5.0 - 10.0 years
RMBS	184,785	Discounted cash flow	Constant prepayment rate (a)	2.6% - 14.7%	1.2% - 15.9%
			Constant default rate (b)	0.9% - 9.1%	1.1% - 8.9%
			Loss severity (b)	9% - 79% (e)	15% - 80% (e)
			Delinquency rate (c)	2% - 29%	2% - 43%
			Servicer advances (a)	28% - 92%	14% - 75%
			Annual coupon deterioration (b)	0% - 0.5%	0% - 0.6%
			Putback amount per projected total collateral loss (d)	0% - 11%	0% - 11%
CMBS	222,360	Discounted cash flow	Yield (b)	0% - 779.7%	0% - 421.4%
			Duration (c)	0 - 13.2 years	0 - 11.8 years
Domestic servicing rights	123,892	Discounted cash flow	Debt yield (a)	8.25%	8.25%
			Discount rate (b)	15%	15%
			Control migration (b)	0% - 80%	0% - 80%
VIE assets	82,937,617	Discounted cash flow	Yield (b)	0% - 907.4%	0% - 925.0%
			Duration (c)	0 - 18.6 years	0 - 21.0 years
VIE liabilities	3,003,577	Discounted cash flow	Yield (b)	0% - 907.4%	0% - 925.0%
			Duration (c)	0 - 18.6 years	0 - 21.0 years

(1)	The ranges of significant unobservable inputs are represented in percentages and years.

Sensitivity of the Fair Value to Changes in the Unobservable Inputs

(a)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.

(b)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.

(c)

Significant increase (decrease) in the unobservable input in isolation would result in either a significantly lower or higher (lower or higher) fair value measurement depending on the structural features of the security in question.

(d)	Any delay in the putback recovery date leads to a decrease in fair value, for the majority of securities in our RMBS portfolio.

(e)	75% and 85% of the portfolio falls within a range of 45%-80% as of September 30, 2015 and December 31, 2014, respectively.

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

Our TRSs engage in various real estate related operations, including special servicing of commercial real estate, originating and securitizing commercial mortgage loans, and investing in entities which engage in real estate related operations. The majority of our TRSs are held within the Investing and Servicing Segment.  As of September 30, 2015 and December 31, 2014, approximately $1.1 billion and $1.0 billion, respectively, of the Investing and Servicing Segment’s assets were owned by TRS entities, including $129.6 million and $88.6 million in cash, respectively. Our TRSs are not consolidated for federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.

Our income tax provision consisted of the following for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Current
Federal	$6,074	$10,044	$21,825	$20,668
Foreign	1,718	905	3,996	4,136
State	1,009	2,041	3,634	3,840
Total current	8,801	12,990	29,455	28,644
Deferred
Federal	(689)	(7,390)	(74)	(10,438)
Foreign	(322)	(539)	(1,945)	(2,737)
State	(115)	(1,225)	(18)	(1,736)
Total deferred	(1,126)	(9,154)	(2,037)	(14,911)
Total income tax provision	$7,675	$3,836	$27,418	$13,733

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are presented net by tax jurisdiction and are reported in other assets and other liabilities, respectively. At September 30, 2015 and December 31, 2014, our U.S. tax jurisdiction was in a net deferred tax asset position, while our European tax jurisdiction was in a net deferred tax liability position. The following table presents each of these tax jurisdictions and the tax effects of temporary differences on their respective net deferred tax assets and liabilities (amounts in thousands):

	September 30, 2015	December 31, 2014
U.S.
Deferred tax asset, net
Reserves and accruals	$12,790	$13,818
Domestic intangible assets	12,292	9,617
Investment securities and loans	(2,482)	(2,327)
Investment in unconsolidated entities	(412)	883
Deferred income	432	427
Net operating and capital loss carryforwards	5,173	2,498
Valuation allowance	(5,173)	(2,498)
Other U.S. temporary differences	405	515
	23,025	22,933
Europe
Deferred tax liability, net
European servicing rights	(845)	(2,681)
Net operating and capital loss carryforwards	8,149	8,702
Valuation allowance	(8,149)	(8,702)
Other European temporary differences	(131)	(337)
	(976)	(3,018)
Net deferred tax assets	$22,049	$19,915

Unrecognized tax benefits were not material as of and during the three and nine months ended September 30, 2015.

The following table is a reconciliation of our federal income tax determined using our statutory federal tax rate to our reported income tax provision for the three and nine months ended September 30, 2015 and 2014 (dollar amounts in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015		2014		2015		2014
Federal statutory tax rate	$43,677	35.0%	$59,929	35.0%	$134,034	35.0%	$147,836	35.0%
REIT and other non-taxable income	(36,250)	(29.0)%	(52,979)	(30.9)%	(111,732)	(29.1)%	(133,483)	(31.6)%
State income taxes	937	0.8%	930	0.5%	3,117	0.8%	1,953	0.5%
Federal benefit of state tax deduction	(328)	(0.3)%	(326)	(0.2)%	(1,091)	(0.3)%	(683)	(0.2)%
Valuation allowance	(221)	(0.2)%	712	0.4%	2,652	0.7%	1,160	0.3%
Other	(140)	(0.1)%	(4,430)	(2.6)%	438	0.1%	(3,050)	(0.7)%
Effective tax rate	$7,675	6.2%	$3,836	2.2%	$27,418	7.2%	$13,733	3.3%

21. Commitments and Contingencies

As of September 30, 2015, we had future funding commitments on 55 loans totaling $1.7 billion, of which we expect to fund $1.5 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum debt service coverage ratios or executions of new leases before advances are made to the borrower.

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

22.  Segment Data

In its operation of the business, management, including our chief operating decision maker, who is our Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis prior to the impact of consolidating VIEs under ASC 810. The segment information within this note is reported on that basis.  Effective January 1, 2015, we established a separate presentation for corporate overhead, which includes our corporate debt facilities and the associated expenses, management fee expenses and general and administrative expenses not directly allocable to our segments.  Also effective January 1, 2015, we transferred a performing loan with a balance of $25.0 million as of December 31, 2014 from our Investing and Servicing Segment to our Lending Segment.  Effective upon our Ireland Portfolio acquisition discussed in Note 3, we established a third business segment, the Property Segment, and transferred our existing equity method investment in four regional shopping malls (the “Retail Fund”) from our Lending Segment to our Property Segment.  As of December 31, 2014, the carrying value of the Retail Fund was $129.5 million.  We have retrospectively reclassified prior periods to conform to these changes in presentation.

The table below presents our results of operations for the three months ended September 30, 2015 by business segment (amounts in thousands):

		Investing				Investing
	Lending	and Servicing	Property			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$116,049	$4,549	$—	$—	$120,598	$—	$120,598
Interest income from investment securities	18,137	40,615	—	—	58,752	(34,078)	24,674
Servicing fees	114	61,394	—	—	61,508	(28,980)	32,528
Rental income	—	2,758	7,287	—	10,045	—	10,045
Other revenues	154	4,372	—	—	4,526	(226)	4,300
Total revenues	134,454	113,688	7,287	—	255,429	(63,284)	192,145
Costs and expenses:
Management fees	364	18	—	27,614	27,996	86	28,082
Interest expense	20,148	2,793	1,713	26,034	50,688	—	50,688
General and administrative	5,901	30,187	226	2,201	38,515	178	38,693
Acquisition and investment pursuit costs	935	552	2,233	(38)	3,682	—	3,682
Costs of rental operations	—	1,562	790	—	2,352	—	2,352
Depreciation and amortization	—	2,492	4,742	—	7,234	—	7,234
Loan loss allowance, net	(2,667)	—	—	—	(2,667)	—	(2,667)
Other expense	—	3	—	—	3	—	3
Total costs and expenses	24,681	37,607	9,704	55,811	127,803	264	128,067
Income (loss) before other income, income taxes and non-controlling interests	109,773	76,081	(2,417)	(55,811)	127,626	(63,548)	64,078
Other income:
Change in net assets related to consolidated VIEs	—	—	—	—	—	49,665	49,665
Change in fair value of servicing rights	—	(13,331)	—	—	(13,331)	9,114	(4,217)
Change in fair value of investment securities, net	(518)	(1,941)	—	—	(2,459)	5,076	2,617
Change in fair value of mortgage loans held-for-sale, net	—	19,082	—	—	19,082	—	19,082
Earnings from unconsolidated entities	818	2,652	2,436	—	5,906	(200)	5,706
Gain on sale of investments and other assets, net	2,688	660	—	—	3,348	—	3,348
Gain (loss) on derivative financial instruments, net	10,693	(9,582)	1,119	—	2,230	—	2,230
Foreign currency (loss) gain, net	(18,705)	896	27	—	(17,782)	—	(17,782)
Other income, net	—	64	—	—	64	—	64
Total other (loss) income	(5,024)	(1,500)	3,582	—	(2,942)	63,655	60,713
Income (loss) before income taxes	104,749	74,581	1,165	(55,811)	124,684	107	124,791
Income tax provision	(166)	(7,509)	—	—	(7,675)	—	(7,675)
Net income (loss)	104,583	67,072	1,165	(55,811)	117,009	107	117,116
Net income attributable to non-controlling interests	(350)	76	—	—	(274)	(107)	(381)
Net income (loss) attributable to Starwood Property Trust, Inc.	$104,233	$67,148	$1,165	$(55,811)	$116,735	$—	$116,735

The table below presents our results of operations for the three months ended September 30, 2014 by business segment (amounts in thousands):

		Investing			Investing
	Lending	and Servicing			and Servicing
	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$106,369	$4,300	$—	$110,669	$—	$110,669
Interest income from investment securities	15,729	30,136	—	45,865	(17,225)	28,640
Servicing fees	63	58,826	—	58,889	(24,248)	34,641
Rental income	—	3,385	—	3,385	—	3,385
Other revenues	130	4,219	—	4,349	(316)	4,033
Total revenues	122,291	100,866	—	223,157	(41,789)	181,368
Costs and expenses:
Management fees	470	18	24,413	24,901	42	24,943
Interest expense	16,865	1,602	21,272	39,739	—	39,739
General and administrative	8,362	37,723	1,378	47,463	177	47,640
Acquisition and investment pursuit costs	583	176	—	759	—	759
Costs of rental operations	—	1,783	—	1,783	—	1,783
Depreciation and amortization	—	3,017	—	3,017	—	3,017
Loan loss allowance, net	1,575	—	—	1,575	—	1,575
Other expense	—	918	—	918	—	918
Total costs and expenses	27,855	45,237	47,063	120,155	219	120,374
Income (loss) before other income, income taxes and non-controlling interests	94,436	55,629	(47,063)	103,002	(42,008)	60,994
Other income:
Change in net assets related to consolidated VIEs	—	—	—	—	87,778	87,778
Change in fair value of servicing rights	—	(18,312)	—	(18,312)	10,415	(7,897)
Change in fair value of investment securities, net	(140)	52,067	—	51,927	(50,067)	1,860
Change in fair value of mortgage loans held-for-sale, net	—	15,517	—	15,517	—	15,517
Earnings from unconsolidated entities	1,875	5,905	—	7,780	(3,975)	3,805
Gain on sale of investments, net	1,332	—	—	1,332	—	1,332
Gain on derivative financial instruments, net	26,540	2,735	—	29,275	—	29,275
Foreign currency loss, net	(21,019)	(447)	—	(21,466)	—	(21,466)
Other income, net	—	28	—	28	—	28
Total other income	8,588	57,493	—	66,081	44,151	110,232
Income (loss) before income taxes	103,024	113,122	(47,063)	169,083	2,143	171,226
Income tax benefit (provision)	233	(4,069)	—	(3,836)	—	(3,836)
Net income (loss)	103,257	109,053	(47,063)	165,247	2,143	167,390
Net income attributable to non-controlling interests	(203)	—	—	(203)	(2,143)	(2,346)
Net income (loss) attributable to Starwood Property Trust, Inc.	$103,054	$109,053	$(47,063)	$165,044	$—	$165,044

The table below presents our results of operations for the nine months ended September 30, 2015 by business segment (amounts in thousands):

		Investing				Investing
	Lending	and Servicing	Property			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$343,449	$13,870	$—	$—	$357,319	$—	$357,319
Interest income from investment securities	57,483	112,583	—	—	170,066	(93,838)	76,228
Servicing fees	296	166,691	—	—	166,987	(76,048)	90,939
Rental income	—	6,908	10,823	—	17,731	—	17,731
Other revenues	567	7,603	—	—	8,170	(733)	7,437
Total revenues	401,795	307,655	10,823	—	720,273	(170,619)	549,654
Costs and expenses:
Management fees	1,119	54	—	81,511	82,684	187	82,871
Interest expense	61,868	7,663	2,590	78,900	151,021	—	151,021
General and administrative	16,842	92,002	402	5,573	114,819	542	115,361
Acquisition and investment pursuit costs	1,932	1,270	6,495	38	9,735	—	9,735
Costs of rental operations	—	4,138	1,123	—	5,261	—	5,261
Depreciation and amortization	—	10,790	6,357	—	17,147	—	17,147
Loan loss allowance, net	311	—	—	—	311	—	311
Other expense	—	378	—	—	378	—	378
Total costs and expenses	82,072	116,295	16,967	166,022	381,356	729	382,085
Income (loss) before other income, income taxes and non-controlling interests	319,723	191,360	(6,144)	(166,022)	338,917	(171,348)	167,569
Other income:
Change in net assets related to consolidated VIEs	—	—	—	—	—	153,399	153,399
Change in fair value of servicing rights	—	(26,587)	—	—	(26,587)	18,176	(8,411)
Change in fair value of investment securities, net	(347)	3,181	—	—	2,834	730	3,564
Change in fair value of mortgage loans held-for-sale, net	—	51,044	—	—	51,044	—	51,044
Earnings from unconsolidated entities	3,034	10,704	7,631	—	21,369	(622)	20,747
Gain on sale of investments and other assets, net	2,995	17,760	—	—	20,755	—	20,755
Gain (loss) on derivative financial instruments, net	19,602	(13,315)	1,036	—	7,323	—	7,323
Foreign currency (loss) gain, net	(26,860)	(395)	20	—	(27,235)	—	(27,235)
Loss on extinguishment of debt	—	—	—	(5,921)	(5,921)	—	(5,921)
Other income, net	—	105	—	14	119	—	119
Total other (loss) income	(1,576)	42,497	8,687	(5,907)	43,701	171,683	215,384
Income (loss) before income taxes	318,147	233,857	2,543	(171,929)	382,618	335	382,953
Income tax provision	(136)	(27,282)	—	—	(27,418)	—	(27,418)
Net income (loss)	318,011	206,575	2,543	(171,929)	355,200	335	355,535
Net income attributable to non-controlling interests	(1,030)	76	—	—	(954)	(335)	(1,289)
Net income (loss) attributable to Starwood Property Trust, Inc.	$316,981	$206,651	$2,543	$(171,929)	$354,246	$—	$354,246

The table below presents our results of operations for the nine months ended September 30, 2014 by business segment (amounts in thousands):

		Investing		Single		Investing
	Lending	and Servicing		Family		and Servicing
	Segment	Segment	Corporate	Residential	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$311,348	$9,686	$—	$—	$321,034	$—	$321,034
Interest income from investment securities	49,196	83,225	—	—	132,421	(46,707)	85,714
Servicing fees	253	172,845	—	—	173,098	(71,565)	101,533
Rental income	—	6,520	—	—	6,520	—	6,520
Other revenues	318	9,917	—	—	10,235	(939)	9,296
Total revenues	361,115	282,193	—	—	643,308	(119,211)	524,097
Costs and expenses:
Management fees	1,653	54	76,022	—	77,729	120	77,849
Interest expense	48,310	3,529	63,426	—	115,265	—	115,265
General and administrative	18,974	112,049	5,268	—	136,291	544	136,835
Acquisition and investment pursuit costs	1,303	606	15	—	1,924	—	1,924
Costs of rental operations	—	3,889	—	—	3,889	—	3,889
Depreciation and amortization	—	12,807	—	—	12,807	—	12,807
Loan loss allowance, net	1,933	—	—	—	1,933	—	1,933
Other expense	52	6,475	—	—	6,527	—	6,527
Total costs and expenses	72,225	139,409	144,731	—	356,365	664	357,029
Income (loss) before other income, income taxes and non-controlling interests	288,890	142,784	(144,731)	—	286,943	(119,875)	167,068
Other income:
Change in net assets related to consolidated VIEs	—	—	—	—	—	190,810	190,810
Change in fair value of servicing rights	—	(43,291)	—	—	(43,291)	24,620	(18,671)
Change in fair value of investment securities, net	565	105,313	—	—	105,878	(90,698)	15,180
Change in fair value of mortgage loans held-for-sale, net	—	48,018	—	—	48,018	—	48,018
Earnings from unconsolidated entities	6,847	9,741	—	—	16,588	(3,156)	13,432
Gain on sale of investments, net	12,965	—	—	—	12,965	—	12,965
Gain (loss) on derivative financial instruments, net	16,142	(4,523)	—	—	11,619	—	11,619
Foreign currency loss, net	(15,376)	(836)	—	—	(16,212)	—	(16,212)
OTTI	(214)	(796)	—	—	(1,010)	—	(1,010)
Other income, net	54	684	—	—	738	—	738
Total other income	20,983	114,310	—	—	135,293	121,576	256,869
Income (loss) from continuing operations before income taxes	309,873	257,094	(144,731)	—	422,236	1,701	423,937
Income tax provision	(293)	(13,440)	—	—	(13,733)	—	(13,733)
Income (loss) from continuing operations	309,580	243,654	(144,731)	—	408,503	1,701	410,204
Loss from discontinued operations, net of tax	—	—	—	(1,551)	(1,551)	—	(1,551)
Net income (loss)	309,580	243,654	(144,731)	(1,551)	406,952	1,701	408,653
Net income attributable to non-controlling interests	(3,439)	—	—	—	(3,439)	(1,701)	(5,140)
Net income (loss) attributable to Starwood Property Trust, Inc.	$306,141	$243,654	$(144,731)	$(1,551)	$403,513	$—	$403,513

The table below presents our condensed consolidated balance sheet as of September 30, 2015 by business segment (amounts in thousands):

		Investing				Investing
	Lending	and Servicing	Property			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$112,635	$56,454	$—	$202,766	$371,855	$913	$372,768
Restricted cash	15,352	23,978	4,290	—	43,620	—	43,620
Loans held-for-investment, net	5,814,886	—	—	—	5,814,886	—	5,814,886
Loans held-for-sale	27,198	423,630	—	—	450,828	—	450,828
Loans transferred as secured borrowings	142,456	—	—	—	142,456	—	142,456
Investment securities	564,101	927,315	—	—	1,491,416	(704,955)	786,461
Properties, net	—	84,558	445,880	—	530,438	—	530,438
Intangible assets	—	162,343	56,616	—	218,959	(27,879)	191,080
Investment in unconsolidated entities	30,155	54,627	121,733	—	206,515	(7,344)	199,171
Goodwill	—	140,437	—	—	140,437	—	140,437
Derivative assets	26,102	4,389	5,816	—	36,307	—	36,307
Accrued interest receivable	35,214	828	—	—	36,042	—	36,042
Other assets	21,722	64,086	40,604	12,784	139,196	(1,900)	137,296
VIE assets, at fair value	—	—	—	—	—	82,937,617	82,937,617
Total Assets	$6,789,821	$1,942,645	$674,939	$215,550	$9,622,955	$82,196,452	$91,819,407
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$17,143	$85,208	$10,344	$24,431	$137,126	$660	$137,786
Related-party payable	—	120	—	22,684	22,804	—	22,804
Dividends payable	—	—	—	115,191	115,191	—	115,191
Derivative liabilities	8,387	6,359	155	—	14,901	—	14,901
Secured financing agreements, net	2,209,851	485,662	328,602	658,159	3,682,274	—	3,682,274
Convertible senior notes, net	—	—	—	1,320,207	1,320,207	—	1,320,207
Secured borrowings on transferred loans	143,926	—	—	—	143,926	—	143,926
VIE liabilities, at fair value	—	—	—	—	—	82,181,138	82,181,138
Total Liabilities	2,379,307	577,349	339,101	2,140,672	5,436,429	82,181,798	87,618,227
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	2,407	2,407	—	2,407
Additional paid-in capital	2,689,426	1,183,262	329,960	(18,110)	4,184,538	—	4,184,538
Treasury stock	—	—	—	(61,525)	(61,525)	—	(61,525)
Accumulated other comprehensive income (loss)	40,830	(2,478)	1,158	—	39,510	—	39,510
Retained earnings (accumulated deficit)	1,668,561	180,456	4,720	(1,847,894)	5,843	—	5,843
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,398,817	1,361,240	335,838	(1,925,122)	4,170,773	—	4,170,773
Non-controlling interests in consolidated subsidiaries	11,697	4,056	—	—	15,753	14,654	30,407
Total Equity	4,410,514	1,365,296	335,838	(1,925,122)	4,186,526	14,654	4,201,180
Total Liabilities and Equity	$6,789,821	$1,942,645	$674,939	$215,550	$9,622,955	$82,196,452	$91,819,407

The table below presents our condensed consolidated balance sheet as of December 31, 2014 by business segment (amounts in thousands):

		Investing				Investing
	Lending	and Servicing	Property			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$125,132	$85,252	$—	$44,017	$254,401	$786	$255,187
Restricted cash	34,941	13,763	—	—	48,704	—	48,704
Loans held-for-investment, net	5,771,307	7,931	—	—	5,779,238	—	5,779,238
Loans held-for-sale	—	391,620	—	—	391,620	—	391,620
Loans transferred as secured borrowings	129,427	—	—	—	129,427	—	129,427
Investment securities	764,517	753,553	—	—	1,518,070	(519,822)	998,248
Properties, net	—	39,854	—	—	39,854	—	39,854
Intangible assets	—	190,207	—	—	190,207	(46,055)	144,152
Investment in unconsolidated entities	22,537	48,693	129,475	—	200,705	(6,722)	193,983
Goodwill	—	140,437	—	—	140,437	—	140,437
Derivative assets	23,579	3,049	—	—	26,628	—	26,628
Accrued interest receivable	39,188	914	—	—	40,102	—	40,102
Other assets	21,329	61,048	—	14,739	97,116	(1,464)	95,652
VIE assets, at fair value	—	—	—	—	—	107,816,065	107,816,065
Total Assets	$6,931,957	$1,736,321	$129,475	$58,756	$8,856,509	$107,242,788	$116,099,297
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$23,015	$97,424	$—	$23,620	$144,059	$457	$144,516
Related-party payable	—	4,405	—	36,346	40,751	—	40,751
Dividends payable	—	—	—	108,189	108,189	—	108,189
Derivative liabilities	3,662	1,814	—	—	5,476	—	5,476
Secured financing agreements, net	2,252,493	222,363	—	662,933	3,137,789	—	3,137,789
Convertible senior notes, net	—	—	—	1,418,022	1,418,022	—	1,418,022
Secured borrowings on transferred loans	129,441	—	—	—	129,441	—	129,441
VIE liabilities, at fair value	—	—	—	—	—	107,232,201	107,232,201
Total Liabilities	2,408,611	326,006	—	2,249,110	4,983,727	107,232,658	112,216,385
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	2,248	2,248	—	2,248
Additional paid-in capital	3,126,845	1,413,608	127,299	(832,027)	3,835,725	—	3,835,725
Treasury stock	—	—	—	(23,635)	(23,635)	—	(23,635)
Accumulated other comprehensive income	55,781	115	—	—	55,896	—	55,896
Retained earnings (accumulated deficit)	1,328,794	(3,408)	2,176	(1,336,940)	(9,378)	—	(9,378)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,511,420	1,410,315	129,475	(2,190,354)	3,860,856	—	3,860,856
Non-controlling interests in consolidated subsidiaries	11,926	—	—	—	11,926	10,130	22,056
Total Equity	4,523,346	1,410,315	129,475	(2,190,354)	3,872,782	10,130	3,882,912
Total Liabilities and Equity	$6,931,957	$1,736,321	$129,475	$58,756	$8,856,509	$107,242,788	$116,099,297

23. Subsequent Events

Our significant events subsequent to September 30, 2015 were as follows:

Affordable Housing Property Acquisitions

On October 20, 2015, we acquired seven of the properties comprising the Affordable Housing Portfolio for $143.2 million.  These acquisitions were financed in part by newly established property specific debt facilities with an aggregate outstanding balance of $101.0 million, a 10-year term and a fixed interest rate of 3.7%.  The remaining 22 properties remain subject to customary closing conditions.

On October 26, 2015, we entered into an agreement to acquire a 450-unit affordable housing community in Tampa, Florida for $29.1 million.

Secured Financing Agreements

In October 2015, we amended the Lender 2 Repo 1 facility to upsize available borrowings from $325.0 million to $500.0 million and extend the maturity from October 2018 to October 2020, assuming exercise of available extension options.

In October 2015, we exercised a one-year extension option on the Conduit Repo 2 facility extending the maturity from November 2015 to November 2016.

Dividend Declaration

On November 5, 2015, our board of directors declared a dividend of $0.48 per share for the fourth quarter of 2015, which is payable on January 15, 2016 to common stockholders of record as of December 31, 2015.

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

Overview

Starwood Property Trust, Inc. (“STWD” together with its subsidiaries, “we” or the “Company”) is a Maryland corporation that commenced operations in August 2009, upon the completion of our initial public offering (“IPO”). We are focused primarily on originating, acquiring, financing and managing commercial mortgage loans and other commercial real estate debt investments, commercial mortgage-backed securities (“CMBS”), and other commercial real estate investments in both the U.S. and Europe. We refer to the following as our target assets: commercial real estate mortgage loans, preferred equity interests, CMBS and other commercial real estate-related debt investments.

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

We have three reportable business segments as of September 30, 2015:

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

•

Real estate property (the “Property Segment”)— engages primarily in acquiring and managing equity interests in stabilized commercial real estate properties, including multi-family properties, that are held for investment.

Refer to Note 1 of our condensed consolidated financial statements included herein for further discussion of our business and organization.

Developments during the Third Quarter of 2015

Affordable Housing Portfolio Acquisition

In August 2015, we entered into an agreement to acquire 29 affordable housing communities located throughout Florida (the “Affordable Housing Portfolio”) for an aggregate acquisition price of $524.1 million.  The acquisition will be fully funded with existing cash on hand and debt totaling $362.8 million, including third party debt and the assumption of pre-existing federal, state and county sponsored financing.

The Affordable Housing Portfolio is comprised of 7,870 units concentrated primarily in the Tampa, Orlando and West Palm Beach metropolitan areas.  The communities are 98% occupied.  Due to the lack of supply and resulting high demand for affordable housing product generally, coupled with the fact that these properties represent some of the highest quality low income properties in the state, we expect occupancy levels in this portfolio to remain high.

The transaction is expected to close in phases, the first of which closed on October 20, 2015 and comprised seven properties with an aggregate acquisition price of $143.2 million.  The remaining properties are expected to close during the fourth quarter and are subject to customary closing conditions.

In October 2015, we entered into an agreement to acquire a 450-unit affordable housing community in Tampa, Florida for $29.1 million.  We also expect this transaction to close during the fourth quarter.

Other Developments

•

Acquired a fully occupied, net leased office property located in Dublin, Ireland for approximately $121.9 million.  This property, with the 12 Ireland properties acquired during the second quarter of 2015, comprise the “Ireland Portfolio.”

•	Admitted as a member of the Federal Home Loan Bank (“FHLB”) of Des Moines.

•	The Lending Segment originated the following loans during the quarter:

•

$156.2 million first mortgage and mezzanine loan for the acquisition and renovation of a 29-property, 1.6 million square foot portfolio of office buildings located in the Greater Philadelphia area,  of which the Company funded $133.4 million during the third quarter.

•

$86.5 million first mortgage and mezzanine loan for the acquisition and renovation of a 548-room hotel and 6-story parking garage located in Las Vegas, Nevada, which the Company fully funded at closing.

•

$67.2 million first mortgage and mezzanine loan for the refinancing of a 30-story office building and adjacent 12-story parking garage located in Miami, Florida, of which the Company funded $63.0 million during the third quarter.

•	Funded $132.7 million of previously originated loan commitments during the third quarter.

•	Received proceeds of $356.6 million and $91.8 million from maturities and principal repayments on loans and available-for-sale CMBS, respectively, during the third quarter.

•	Sold $220.9 million of previously originated senior loans while retaining the subordinated loan.

•	Named special servicer on four new issue CMBS deals, two of which we acquired a portion of the B-pieces, with a total unpaid principal balance of $4.2 billion.

•	Purchased $115.0 million of CMBS, including $65.2 million in new issue B-pieces.

•	Originated new conduit loans of $535.6 million.

•	Received proceeds of $410.2 million from sales of conduit loans.

•	Acquired $32.5 million of commercial real estate from CMBS trusts.

•	Repurchased 1,393,223 shares of common stock at a total cost of $29.1 million.

Developments during the Second Quarter of 2015

•

Acquired eleven office properties and one multi-family residential property within the Ireland Portfolio, all located in Dublin, Ireland. The aggregate purchase price for all twelve properties, which collectively comprise approximately 520,000 square feet, was $106.7 million net of debt refinanced.   We executed a €294.0 million, five year mortgage facility to finance the acquisition, of which €220.5 million was drawn down during the quarter.

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

•	Funded $131.9 million of previously originated loan commitments during the second quarter.

•	Received proceeds of $373.5 million and $228.9 million from maturities and principal repayments on loans and held-to-maturity investment securities, respectively, during the second quarter.

•	Sold $293.2 million of loans and loan commitments during the second quarter.

•	Named special servicer on one new issue CMBS deal with a total unpaid principal balance of $1.1 billion.

•	Purchased $37.9 million of CMBS, including $17.5 million in new issue B-pieces.

•	Originated new conduit loans of $476.7 million.

•	Acquired $33.4 million of commercial real estate from CMBS trusts.

•	Received proceeds of $551.6 million from sales of conduit loans.

•	Sold 13.8 million shares of common stock for gross proceeds of $326.1 million.

•	Repurchased 400,000 shares of common stock at a total cost of $8.8 million.

•	Repurchased $14.5 million par value of our 2019 Notes for $16.5 million, recognizing a loss on extinguishment of debt of $0.6 million.

Developments during the First Quarter of 2015

•	Entered into agreements to acquire the Ireland Portfolio.

•	The Lending Segment originated or acquired the following loans during the quarter:

•	$111.6 million first mortgage and mezzanine loan for the acquisition of a 129-acre office park in Boca Raton, Florida, of which the Company funded $85.0 million during the first quarter.

•	$105.6 million mezzanine loan secured by a 6,530-room, 24-property U.S. hotel portfolio.

•	$73.3 million first mortgage and mezzanine loan for the acquisition of a 367-room full service hotel in New Orleans, Louisiana, of which the Company funded $64.6 million during the first quarter.

•	$61.6 million first mortgage and mezzanine loan for the acquisition of a 499-room full service hotel in Indianapolis, Indiana, of which the Company funded $55.0 million during the first quarter.

•	$58.9 million first mortgage and mezzanine loan for the acquisition of an 11-building office portfolio in Sonoma County, California, of which the Company funded $55.7 million during the first quarter.

•	Funded $130.4 million of previously originated loan commitments during the first quarter.

•	Sold $85.5 million of loans and loan commitments during the first quarter.

•	Sold a commercial real estate asset from our Investing and Servicing Segment for a gain of $17.1 million.

•	Named special servicer on three new issue CMBS deals with total unpaid principal balances of $3.0 billion.

•	Purchased $60.3 million of CMBS, including $47.5 million in new issue B-pieces.

•	Originated new conduit loans of $413.2 million.

•	Received proceeds of $482.0 million from sales of conduit loans.

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

Subsequent Events

Refer to Note 23 of our condensed consolidated financial statements included herein for disclosure regarding significant transactions that occurred subsequent to September 30, 2015.

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

The following table compares our summarized results of operations for the three and nine months ended September 30, 2015 and 2014 by business segment (amounts in thousands):

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2015	2014	$ Change	2015	2014	$ Change
Revenues:
Lending Segment	$134,454	$122,291	$12,163	$401,795	$361,115	$40,680
Investing and Servicing Segment	113,688	100,866	12,822	307,655	282,193	25,462
Property Segment	7,287	—	7,287	10,823	—	10,823
Investing and Servicing VIEs	(63,284)	(41,789)	(21,495)	(170,619)	(119,211)	(51,408)
	192,145	181,368	10,777	549,654	524,097	25,557
Costs and expenses (1):
Lending Segment	24,681	27,855	(3,174)	82,072	72,225	9,847
Investing and Servicing Segment	37,607	45,237	(7,630)	116,295	139,409	(23,114)
Property Segment	9,704	—	9,704	16,967	—	16,967
Corporate	55,811	47,063	8,748	166,022	144,731	21,291
Investing and Servicing VIEs	264	219	45	729	664	65
	128,067	120,374	7,693	382,085	357,029	25,056
Other income (expense):
Lending Segment	(5,024)	8,588	(13,612)	(1,576)	20,983	(22,559)
Investing and Servicing Segment	(1,500)	57,493	(58,993)	42,497	114,310	(71,813)
Property Segment	3,582	—	3,582	8,687	—	8,687
Corporate	—	—	—	(5,907)	—	(5,907)
Investing and Servicing VIEs	63,655	44,151	19,504	171,683	121,576	50,107
	60,713	110,232	(49,519)	215,384	256,869	(41,485)
Income (loss) from continuing operations before income taxes:
Lending Segment	104,749	103,024	1,725	318,147	309,873	8,274
Investing and Servicing Segment	74,581	113,122	(38,541)	233,857	257,094	(23,237)
Property Segment	1,165	—	1,165	2,543	—	2,543
Corporate	(55,811)	(47,063)	(8,748)	(171,929)	(144,731)	(27,198)
Investing and Servicing VIEs	107	2,143	(2,036)	335	1,701	(1,366)
	124,791	171,226	(46,435)	382,953	423,937	(40,984)
Income tax provision	(7,675)	(3,836)	(3,839)	(27,418)	(13,733)	(13,685)
Loss from discontinued operations, net of tax	—	—	—	—	(1,551)	1,551
Net income attributable to non-controlling interests	(381)	(2,346)	1,965	(1,289)	(5,140)	3,851
Net income attributable to Starwood Property Trust, Inc.	$116,735	$165,044	$(48,309)	$354,246	$403,513	$(49,267)

(1)

Allocations of certain prior period costs and expenses among segments have been reclassified to a newly-established separate presentation for corporate overhead to conform to our current period presentation of both GAAP and non-GAAP financial measures. Refer to Note 22 of our condensed consolidated financial statements included herein for further information.

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Lending Segment

Revenues

For the three months ended September 30, 2015, revenues of our Lending Segment increased $12.2 million to $134.5 million, compared to $122.3 million for the three months ended September 30, 2014. This increase was primarily due to (i) a $9.7 million increase in interest income from loans, which reflects a $647.2 million net increase in loan investments of our Lending Segment between September 30, 2014 and 2015, mainly resulting from new loan originations exceeding maturities, and (ii) a $2.4 million increase in interest income from investment securities principally due to CMBS.

Costs and Expenses

For the three months ended September 30, 2015, costs and expenses of our Lending Segment decreased $3.2 million to $24.7 million, compared to $27.9 million for the three months ended September 30, 2014. This decrease was primarily due to a $4.2 million decrease in our loan loss allowance due to the repayment in full of certain loans risk rated in the 4 and 5 rating categories and a $2.5 million decrease in general and administrative (“G&A”) expenses primarily due to lower incentive compensation and legal fees. These were both partially offset by a $3.3 million increase in interest expense associated with the various secured financing facilities used to fund the growth of our investment portfolio.  The outstanding balance under the secured financing facilities increased $336.8 million between September 30, 2014 and 2015.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	September 30,
	2015	2014	Change
Interest income from loans	$116,049	$106,369	$9,680
Interest income from investment securities	18,137	15,729	2,408
Interest expense	(20,148)	(16,865)	(3,283)
Net interest income	$114,038	$105,233	$8,805

For the three months ended September 30, 2015, net interest income of our Lending Segment increased $8.8 million to $114.0 million compared to $105.2 million for the three months ended September 30, 2014.  This increase primarily reflects a $502.0 million net increase in investments of our Lending Segment between September 30, 2014 and 2015, which was financed in part by unallocated corporate-level debt.

During the three months ended September 30, 2015, the weighted average unlevered and levered yields on the Lending Segment’s loans and investment securities were 8.0% and 10.7%, respectively. During the three months ended September 30, 2014, the weighted average unlevered and levered yields on the Lending Segment’s loans and investment securities were 8.3% and 10.7%, respectively. The slight decrease in the weighted average unlevered yields is primarily due to a gradual tightening of interest rate spreads in credit markets over the last twelve months.  Corresponding decreases in our borrowing rates resulted in the weighted average levered yields remaining unchanged.

During the three months ended September 30, 2015 and 2014, the Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 3.3% and 3.5%, respectively. This decrease in borrowing rates primarily reflects lower interest rate spreads on both our new and amended debt facilities over the last twelve months.

Other Income (Loss)

For the three months ended September 30, 2015, other income (loss) of our Lending Segment decreased $13.6 million to a loss of $5.0 million, compared to income of $8.6 million for the three months ended September 30, 2014. The decrease was primarily due to a lower gain of $15.8 million on derivatives partially offset by a $2.3 million decrease in foreign currency loss.  The lower gain on derivatives reflects a $10.3 million decrease in gain on foreign currency hedges and a $5.5 million increased loss on interest rate swaps.  The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and CMBS investments.  The interest rate swaps are used primarily to fix our interest rate payments on variable rate borrowings.  The decrease in gain on foreign currency hedges is greater than the offsetting decrease in foreign currency loss mainly because the portion of unrealized foreign currency loss associated with investment securities was reported in accumulated other comprehensive income (“AOCI”) rather than earnings, in accordance with GAAP, whereas the full change in fair value of the related currency hedge was reported in earnings since it was not a designated hedge.

Investing and Servicing Segment and VIEs

Revenues

For the three months ended September 30, 2015, revenues of our Investing and Servicing Segment decreased $8.7 million to $50.4 million after consolidated VIE eliminations of $63.3 million, compared to $59.1 million after consolidated VIE eliminations of $41.8 million for the three months ended September 30, 2014. The VIE eliminations are merely a function of the number of CMBS trusts consolidated in any given period, and as such, are not a meaningful indicator of the operating results for this segment.  The decrease in revenues in the third quarter of 2015 was primarily due to decreases of $6.4 million in interest income from CMBS investments and $2.2 million in servicing fees.  The $6.4 million decrease in CMBS interest income was due to a $16.9 million increase in VIE eliminations related to the CMBS trusts we consolidate.  Excluding the effect of these eliminations, CMBS interest income increased by $10.5 million.

Costs and Expenses

For the three months ended September 30, 2015, costs and expenses of our Investing and Servicing Segment decreased $7.6 million to $37.9 million, compared to $45.5 million for the three months ended September 30, 2014. The VIE eliminations were nominal for both periods. The decrease in costs and expenses was primarily due to lower incentive compensation and legal fees.

Other Income (Loss)

For the three months ended September 30, 2015, other income of our Investing and Servicing Segment decreased $39.4 million to $62.2 million including additive net VIE eliminations of $63.7 million, from $101.6 million including additive net VIE eliminations of $44.2 million for the three months ended September 30, 2014. The decrease in other income (loss) in the third quarter of 2015 compared to the third quarter of 2014 was primarily due to a lesser increase of $38.1 million in the value of net assets related to consolidated VIEs. The change in net assets related to consolidated VIEs reflects amounts associated with the Investing and Servicing Segment’s variable interests in CMBS trusts it consolidates, including special servicing fees, interest income, and changes in fair value of CMBS and servicing rights. As noted above, this number is merely a function of the number of CMBS trusts consolidated in any given period, and as such, is not a meaningful indicator of the operating results for this segment.  Before VIE eliminations, there was a decrease in fair value of CMBS securities of $1.9 million and an increase of $52.1 million in the three months ended September 30, 2015 and 2014, respectively.

Income Tax Provision

Most of our consolidated income tax provision relates to the taxable nature of the Investing and Servicing Segment’s loan servicing and loan conduit businesses which are housed in TRSs.  Our tax provision for the three months ended September 30, 2015, as well as the overall effective tax rate, is higher than for the three months ended September 30, 2014 primarily due to an increase in our TRS income.

Property Segment

During the three months ended September 30, 2014, there was no activity in the Property Segment. Therefore a comparison of results of this segment for the three months ended September 30, 2014 to the three months ended September 30, 2015 is not meaningful.

Revenues

For the three months ended September 30, 2015, revenues of our Property Segment consisted of $7.3 million of rental income relating to our Ireland Portfolio.

Costs and Expenses

For the three months ended September 30, 2015, costs and expenses of our Property Segment of $9.7 million consisted of $2.2 million of acquisition and investment pursuit costs, of which $1.5 million relate to the Affordable Housing Portfolio, and $7.5 million of other rental related costs, including $4.7 million of depreciation and amortization and $1.7 million of interest expense on the secured financing for the Ireland Portfolio.

Other Income

For the three months ended September 30, 2015, other income of our Property Segment of $3.6 million consisted primarily of $2.4 million of equity in earnings from our investment in four regional shopping malls (the “Retail Fund”) which we acquired in the fourth quarter of 2014 and a $2.2 million gain on foreign currency contracts that economically hedge our Euro currency exposure with respect to the Ireland Portfolio partially offset by a $1.1 million loss on interest rate derivatives associated with the debt financing for the Ireland Portfolio.

Corporate

For the three months ended September 30, 2015, corporate expenses increased $8.7 million to $55.8 million, compared to $47.1 million for the three months ended September 30, 2014. The increase was primarily due to a $4.8 million increase in interest expense related to our October 2014 issuance of Convertible Notes due 2017 and a $3.2 million increase in management fees.  The increase in management fees reflects the impacts of (i) higher levels of invested capital which resulted in an increased base management fee, (ii) higher levels of Core Earnings (see “Non-GAAP Financial Measures” section below) which resulted in an increased incentive fee and (iii) higher manager stock compensation expense resulting from awards granted during the second quarter of 2015.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Lending Segment

Revenues

For the nine months ended September 30, 2015, revenues of our Lending Segment increased $40.7 million to $401.8 million, compared to $361.1 million for the nine months ended September 30, 2014. This increase was primarily due to (i) a $32.1 million increase in interest income from loans, which reflects a $647.2 million net increase in loan investments of our Lending Segment between September 30, 2014 and 2015, mainly resulting from new loan originations exceeding maturities, and (ii) an $8.3 million increase in interest income from investment securities.

Costs and Expenses

For the nine months ended September 30, 2015, costs and expenses of our Lending Segment increased $9.9 million to $82.1 million, compared to $72.2 million for the nine months ended September 30, 2014. The increase was primarily due to a $13.6 million increase in interest expense associated with the various secured financing facilities used to fund the growth of our investment portfolio, partially offset by decreases of $2.1 million in G&A expenses and $1.6 million in our loan loss allowance.  The outstanding balance under the secured financing facilities increased $336.8 million between September 30, 2014 and 2015.

Net Interest Income (amounts in thousands)

	For the Nine Months Ended
	September 30,
	2015	2014	Change
Interest income from loans	$343,449	$311,348	$32,101
Interest income from investment securities	57,483	49,196	8,287
Interest expense	(61,868)	(48,310)	(13,558)
Net interest income	$339,064	$312,234	$26,830

For the nine months ended September 30, 2015, net interest income of our lending segment increased $26.8 million to $339.1 million compared to $312.2 million for the nine months ended September 30, 2014.  The increase primarily reflects a $502.0 million net increase in investments of our Lending Segment between September 30, 2014 and 2015 which was financed in part by unallocated corporate-level debt.

During the nine months ended September 30, 2015, the weighted average unlevered and levered yields on the Lending Segment’s loans and investment securities were 8.1% and 10.7%, respectively. During the nine months ended September 30, 2014, the weighted average unlevered and levered yields on the Lending Segment’s loans and investment securities were 8.4% and 10.5%, respectively. The slight decrease in the weighted average unlevered yields is primarily due to a gradual tightening of interest rate spreads in credit markets over the last twelve months.  Corresponding decreases in our borrowing rates and modest increases in leverage more than offset the impact of spread tightening, resulting in increased weighted average levered yields.

During the nine months ended September 30, 2015 and 2014, the Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 3.4% and 3.7%, respectively. This decrease in borrowing rates reflects lower interest rate spreads on both our new and amended debt facilities over the last twelve months.

Other Income (Loss)

For the nine months ended September 30, 2015, other income (loss) of our Lending Segment decreased $22.6 million to a loss of $1.6 million, from income of $21.0 million for the nine months ended September 30, 2014. The decrease was primarily due to an $11.5 million increase in foreign currency loss, a $10.0 million decrease in gain on sale of investments due to higher sales activity, particularly of RMBS, in 2014 and a $3.8 million decrease in equity in earnings of unconsolidated entities.  These decreases were partially offset by a $3.5 million increased net gain on derivatives.

Investing and Servicing Segment and VIEs

Revenues

For the nine months ended September 30, 2015, revenues of our Investing and Servicing Segment decreased $26.0 million to $137.0 million after consolidated VIE eliminations of $170.6 million, compared to $163.0 million after consolidated VIE eliminations of $119.2 million for the nine months ended September 30, 2014. The VIE eliminations are merely a function of the number of CMBS trusts consolidated in any given period, and as such, are not a meaningful indicator of the operating results for this segment.  The decrease in revenues was due to decreases of $17.8 million in interest income from CMBS investments, $10.6 million in servicing fees and $1.7 million in rental and other revenues, all partially offset by an increase of $4.1 million in interest income from loans.  The $17.8 million decrease in CMBS interest income was due to a $47.1 million increase in VIE eliminations related to the CMBS trusts we consolidate.  Excluding the effect of these eliminations, CMBS interest income increased by $29.3 million.

Costs and Expenses

For the nine months ended September 30, 2015, costs and expenses of our Investing and Servicing Segment decreased $23.1 million to $117.0 million, compared to $140.1 million for the nine months ended September 30, 2014. The VIE eliminations were nominal for both periods. The decrease in costs and expenses was primarily due to (i) lower incentive and other compensation and (ii) accruals for contingencies and legal fees incurred in the 2014 period which did not recur in the 2015 period, partially offset by a $4.1 million increase in interest expense related to higher balances under our conduit loan and CMBS financing facilities.

Other Income

For the nine months ended September 30, 2015, other income of our Investing and Servicing Segment decreased $21.7 million to $214.2 million including additive net VIE eliminations of $171.7 million, from $235.9 million including additive net VIE eliminations of $121.6 million for the nine months ended September 30, 2014. The decrease in other income was primarily due to a lesser increase of $37.4 million in the value of net assets related to consolidated VIEs partially offset by a $17.1 million gain on sale of a commercial real estate asset. The change in net assets related to consolidated VIEs reflects amounts associated with the Investing and Servicing Segment’s variable interests in CMBS trusts it consolidates, including special servicing fees, interest income, and changes in fair value of CMBS and servicing rights. As noted above, this number is merely a function of the number of CMBS trusts consolidated in any given period, and as such, is not a meaningful indicator of the operating results for this segment.  Before VIE eliminations, there were increases in fair value of CMBS securities of $3.2 million and $105.3 million in the nine months ended September 30, 2015 and 2014, respectively.

Income Tax Provision

Most of our consolidated income tax provision relates to the taxable nature of the Investing and Servicing Segment’s loan servicing and loan conduit businesses which are housed in TRSs.  Our tax provision for the nine months ended September 30, 2015, as well as the overall effective tax rate, is higher than for the nine months ended September 30, 2014 primarily due to the taxable gain on sale of a commercial real estate asset and other increases in our TRS income.

Property Segment

During the nine months ended September 30, 2014, there was no activity in the Property Segment. Therefore a comparison of results of this segment for the nine months ended September 30, 2014 to the nine months ended September 30, 2015 is not meaningful.

Revenues

For the nine months ended September 30, 2015, revenues of our Property Segment consisted of $10.8 million of rental income relating to our Ireland Portfolio.

Costs and Expenses

For the nine months ended September 30, 2015, costs and expenses of our Property Segment of $17.0 million consisted of $6.5 million of acquisition and investment pursuit costs, of which $3.3 million and $1.8 million relate to the acquisitions of the Ireland Portfolio and Affordable Housing Portfolio, respectively, and $10.5 million of other rental related costs, including $6.4 million of depreciation and amortization and $2.6 million of interest expense on the secured financing for the Ireland Portfolio.

Other Income

For the nine months ended September 30, 2015, other income of our Property Segment of $8.7 million consisted primarily of $7.6 million of equity in earnings from the Retail Fund which we acquired in the fourth quarter of 2014 and a $2.2 million gain on foreign currency contracts that economically hedge our Euro currency exposure with respect to the Ireland Portfolio, partially offset by a $1.2 million loss on interest rate derivatives related to the debt financing for the Ireland Portfolio.

Corporate

For the nine months ended September 30, 2015, corporate expenses increased $21.3 million to $166.0 million, compared to $144.7 million for the nine months ended September 30, 2014.  The increase was primarily due to a $15.5 million increase in interest expense related to our October 2014 issuance of Convertible Notes due 2017 and a $5.5 million increase in management fees.  The increase in management fees reflects the impacts of (i) higher levels of invested capital which resulted in an increased base management fee, (ii) higher levels of Core Earnings (see “Non-GAAP Financial Measures” section below) which resulted in an increased incentive fee and (iii) higher manager stock compensation expense resulting from awards granted during the second quarter of 2015.  Corporate other expense of $5.9 million for the nine months ended September 30, 2015 represents a loss on the repurchase of $118.6 million principal amount of our Convertible Notes due 2019.

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

In assessing the appropriate weighted average diluted share count to apply to Core Earnings for purposes of determining Core earnings per share (“EPS”), management considered the following attributes of our current GAAP diluted share methodology: (i) our participating securities were determined to be anti-dilutive and were thus excluded from the denominator of the EPS calculation; and (ii) the portion of the convertible notes that are “in-the-money” (referred to as the “conversion spread value”), representing the value that would be delivered to investors in shares upon an assumed conversion, is included in the denominator.  Because compensation expense related to participating securities is added back for Core Earnings purposes pursuant to the definition above, there is no dilution to Core Earnings resulting from the associated expense recognition.  As a result, for purposes of determining Core EPS, our GAAP EPS methodology was adjusted to include (instead of exclude) participating securities. Further, conversion of the convertible notes is an event that is contingent upon numerous factors, none of which are in our control, and is an event that may or may not occur.  Consistent with the treatment of other unrealized adjustments to Core Earnings, our GAAP EPS methodology was adjusted to exclude (instead of include) the conversion spread value in determining Core EPS until a conversion actually occurs. We have adjusted prior periods to conform to the above definition. The following table presents our diluted weighted average shares used in our GAAP EPS calculation reconciled to our diluted weighted average shares used in our Core EPS calculation (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Diluted weighted average shares - GAAP	237,925	223,543	232,323	213,379
Add: Participating securities	2,500	2,577	2,271	2,776
Less: Conversion spread value	—	(966)	—	(932)
Diluted weighted average shares - Core	240,425	225,154	234,594	215,223

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

For the nine months ended September 30, 2015, we repurchased $118.6 million of our 2019 Notes for total consideration of $136.3 million.  We did not repurchase any 2019 Notes during the three months ended September 30, 2015. The resulting GAAP loss for the nine months ended September 30, 2015 of $5.9 million reflects the difference between the book value of the liability component and the related allocable liability component of the repurchase price.  The portion of the repurchase price attributable to the equity component during the nine months ended September 30, 2015 totaled $17.7 million, of which $3.8 million reflects a write-off of the unamortized conversion discount.  For the nine months ended September 30, 2015, the $3.8 million write-off is already included in the GAAP loss of $5.9 million and as such, is already reflected in Core Earnings.

For the remaining $13.9 million reduction to equity for the nine months ended September 30, 2015, we believe this amount is effectively a reduction of the $20.4 million equity balance that was recognized upon issuance of the 2019 Notes.  This portion will not be considered realized until the earlier of (i) the entire issuance of the 2019 Notes has been extinguished; or (2) the $20.4 million has been fully amortized.  As a result, for the nine months ended September 30, 2015, we reflected the $13.9 million as accelerated amortization of our original $20.4 million.  If and when the original equity balance is fully amortized, the incremental equity component differential, if any, will be reflected as an adjustment to Core Earnings.

We also encountered this type of situation during the third quarter of 2015.  Our continued expansion of the Property Segment has resulted in our incurring significant acquisition and pursuit costs. GAAP requires these costs to be expensed as incurred, although they arguably benefit the asset over a longer period.  The current definition of Core Earnings does not contemplate the treatment of property acquisition costs, so we modified the definition during the third quarter of 2015 to allow these costs to be capitalized and amortized over the property’s estimated useful life.  During the quarter ended September 30, 2015, we incurred costs of $1.5 million related to successful acquisitions that were added back to Core Earnings pursuant to this modified definition.

The following table summarizes our quarterly Core Earnings per weighted average diluted share for the nine months ended September 30, 2015 and 2014:

	Core Earnings For the Three-Month Periods Ended
	March 31	June 30	September 30
2015	$0.55	$0.53	$0.56
2014	0.61	0.52	0.55

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

The following table presents our summarized results of operations and reconciliation to Core Earnings for the three months ended September 30, 2015, by business segment (amounts in thousands):

		Investing
	Lending	and Servicing	Property
	Segment	Segment	Segment	Corporate	Total
Revenues	$134,454	$113,688	$7,287	$—	$255,429
Costs and expenses	(24,681)	(37,607)	(9,704)	(55,811)	(127,803)
Other (loss) income	(5,024)	(1,500)	3,582	—	(2,942)
Income (loss) before income taxes	104,749	74,581	1,165	(55,811)	124,684
Income tax provision	(166)	(7,509)	—	—	(7,675)
Income attributable to non-controlling interests	(350)	76	—	—	(274)
Net income (loss) attributable to Starwood Property Trust, Inc.	104,233	67,148	1,165	(55,811)	116,735
Add / (Deduct):
Non-cash equity compensation expense	676	850	—	7,106	8,632
Management incentive fee	—	—	—	5,359	5,359
Acquisition and investment pursuit costs	—	—	1,465	—	1,465
Depreciation and amortization	—	1,099	4,658	—	5,757
Loan loss allowance, net	(2,667)	—	—	—	(2,667)
Interest income adjustment for securities	(290)	2,618	—	—	2,328
Other non-cash items	—	—	—	—	—
Reversal of unrealized (gains) / losses on:
Loans held-for-sale	—	(19,082)	—	—	(19,082)
Securities	518	1,941	—	—	2,459
Derivatives	(11,482)	8,618	(1,119)	—	(3,983)
Foreign currency	18,707	(896)	(27)	—	17,784
Earnings from unconsolidated entities	—	(2,652)	—	—	(2,652)
Recognition of realized gains / (losses) on:
Loans held-for-sale	—	11,573	—	—	11,573
Securities	—	(6,669)	—	—	(6,669)
Derivatives	4,339	(2,281)	—	—	2,058
Foreign currency	(6,203)	896	27	—	(5,280)
Earnings from unconsolidated entities	—	1,611	—	—	1,611
Core Earnings (Loss)	$107,831	$64,774	$6,169	$(43,346)	$135,428
Core Earnings (Loss) per Weighted Average Diluted Share	$0.44	$0.27	$0.03	$(0.18)	$0.56

The following table presents our summarized results of operations and reconciliation to Core Earnings for the three months ended September 30, 2014, by business segment (amounts in thousands):

		Investing
	Lending	and Servicing
	Segment	Segment	Corporate	Total
Revenues	$122,291	$100,866	$—	$223,157
Costs and expenses (1)	(27,855)	(45,237)	(47,063)	(120,155)
Other income	8,588	57,493	—	66,081
Income (loss) before income taxes	103,024	113,122	(47,063)	169,083
Income tax benefit (provision)	233	(4,069)	—	(3,836)
Income attributable to non-controlling interests	(203)	—	—	(203)
Net income (loss) attributable to Starwood Property Trust, Inc.	103,054	109,053	(47,063)	165,044
Add / (Deduct):
Non-cash equity compensation expense	142	272	6,356	6,770
Management incentive fee	—	—	4,288	4,288
Depreciation and amortization	—	532	—	532
Loan loss allowance, net	1,575	—	—	1,575
Interest income adjustment for securities	542	3,085	—	3,627
Other non-cash items	—	338	—	338
Reversal of unrealized (gains) / losses on:
Loans held-for-sale	—	(15,517)	—	(15,517)
Securities	(396)	(52,067)	—	(52,463)
Derivatives	(27,088)	(4,001)	—	(31,089)
Foreign currency	21,020	—	—	21,020
Earnings from unconsolidated entities	—	(4,671)	—	(4,671)
Recognition of realized gains / (losses) on:
Loans held-for-sale	—	16,660	—	16,660
Securities	413	8,175	—	8,588
Derivatives	12	947	—	959
Foreign currency	(858)	—	—	(858)
Earnings from unconsolidated entities	—	—	—	—
Core Earnings (Loss)	$98,416	$62,806	$(36,419)	$124,803
Core Earnings (Loss) per Weighted Average Diluted Share (2)	$0.43	$0.28	$(0.16)	$0.55

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

Lending Segment

The Lending Segment’s Core Earnings increased by $9.4 million, from $98.4 million during the third quarter of 2014 to $107.8 million in the third quarter of 2015. After making adjustments for the calculation of Core Earnings, revenues were $134.2 million, costs and expenses were $26.7 million and other income was $0.9 million.

Core revenues, consisting principally of interest income on loans, increased by $11.3 million in the third quarter of 2015 due to growth of $647.2 million in our loan portfolio since September 30, 2014 and, to a lesser extent, increased interest income on investment securities.

Core costs and expenses increased by $0.5 million in the third quarter of 2015 primarily due to an increase in interest expense associated with the various facilities utilized to fund the growth of our investment portfolio partially offset by lower incentive compensation and legal fees.  The outstanding balance of the Lending Segment’s secured financing agreements increased by $336.8 million since September 30, 2014.

Core other income decreased by $0.8 million, principally due to a decrease in income from unconsolidated entities partially offset by an increase in gains on sold loans.

Investing and Servicing Segment

The Investing and Servicing Segment’s Core Earnings increased by $2.0 million, from $62.8 million during the third quarter of 2014 to $64.8 million in the third quarter of 2015.  After making adjustments for the calculation of Core Earnings, revenues were $116.4 million, costs and expenses were $35.7 million, other loss was $8.4 million and income taxes were $7.5 million.

Core revenues increased by $12.4 million in the third quarter of 2015, primarily due to increases of $10.0 million in interest income from our CMBS portfolio and $2.6 million in servicing fees.

Core costs and expenses decreased by $8.4 million in the third quarter of 2015, primarily due to lower incentive compensation and legal fees partially offset by an increase of $1.2 million in interest expense on our conduit loan and CMBS financing facilities.

Core other income decreased by $15.5 million to a loss in the third quarter of 2015, primarily reflecting a $10.4 million decrease in gains on sales of CMBS and a $5.1 million decrease in gains on sales of conduit loans.

Income taxes, which principally relate to the operating results of our servicing and conduit businesses which are held in TRSs, increased $3.4 million due to an increase in our TRS income.

Property Segment

During the three months ended September 30, 2014, there was no activity in the Property Segment. Therefore a comparison of results of this segment for the three months ended September 30, 2015 to the three months ended September 30, 2014 is not meaningful.

The Property Segment contributed Core Earnings of $6.2 million during the third quarter of 2015. After making adjustments for the calculation of Core Earnings, revenues were $7.2 million, costs and expenses were $3.5 million and other income was $2.5 million.

Core revenues consisted of $7.2 million of rental income from the Ireland Portfolio acquired in May 2015.

Core costs and expenses of $3.5 million consisted of  (i) $1.7 million of interest expense on secured financing for the Ireland Portfolio, (ii) $1.0 million of other rental related costs and (iii) $0.8 million of costs related to unsuccessful acquisitions.

Core other income of $2.5 million consisted primarily of equity in earnings of the Retail Fund.

Corporate

Core corporate costs and expenses increased by $6.9 million, from $36.4 million in the third quarter of 2014 to $43.3 million in the third quarter of 2015. This increase was primarily due to a $4.8 million increase in interest expense primarily related to our October 2014 issuance of Convertible Notes due 2017 and a $1.4 million increase in base management fees.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

The following table presents our summarized results of operations and reconciliation to Core Earnings for the nine months ended September 30, 2015, by business segment (amounts in thousands):

		Investing
	Lending	and Servicing	Property
	Segment	Segment	Segment	Corporate	Total
Revenues	$401,795	$307,655	$10,823	$—	$720,273
Costs and expenses	(82,072)	(116,295)	(16,967)	(166,022)	(381,356)
Other (loss) income	(1,576)	42,497	8,687	(5,907)	43,701
Income (loss) before income taxes	318,147	233,857	2,543	(171,929)	382,618
Income tax provision	(136)	(27,282)	—	—	(27,418)
Income attributable to non-controlling interests	(1,030)	76	—	—	(954)
Net income (loss) attributable to Starwood Property Trust, Inc.	316,981	206,651	2,543	(171,929)	354,246
Add / (Deduct):
Non-cash equity compensation expense	1,988	3,404	—	21,641	27,033
Management incentive fee	—	—	—	16,126	16,126
Acquisition and investment pursuit costs	—	—	1,465	—	1,465
Depreciation and amortization	—	1,955	6,195	—	8,150
Loan loss allowance, net	311	—	—	—	311
Interest income adjustment for securities	(654)	(827)	—	—	(1,481)
Other non-cash items	—	(775)	—	—	(775)
Reversal of unrealized (gains) / losses on:
Loans held-for-sale	—	(51,044)	—	—	(51,044)
Securities	347	(3,181)	—	—	(2,834)
Derivatives	(21,989)	10,260	(1,036)	—	(12,765)
Foreign currency	26,861	395	(20)	—	27,236
Earnings from unconsolidated entities	—	(10,704)	—	—	(10,704)
Recognition of realized gains / (losses) on:
Loans held-for-sale	—	47,196	—	—	47,196
Securities	—	(16,790)	—	—	(16,790)
Derivatives	15,845	(6,776)	—	—	9,069
Foreign currency	(16,442)	(669)	20	—	(17,091)
Earnings from unconsolidated entities	—	7,674	—	—	7,674
Core Earnings (Loss)	$323,248	$186,769	$9,167	$(134,162)	$385,022
Core Earnings (Loss) per Weighted Average Diluted Share	$1.38	$0.79	$0.04	$(0.57)	$1.64

The following table presents our summarized results of operations and reconciliation to Core Earnings for the nine months ended September 30, 2014, by business segment (amounts in thousands):

		Investing
	Lending	and Servicing		Single Family
	Segment	Segment	Corporate	Residential	Total
Revenues	$361,115	$282,193	$—	$—	$643,308
Costs and expenses (1)	(72,225)	(139,409)	(144,731)	—	(356,365)
Other income	20,983	114,310	—	—	135,293
Income (loss) from continuing operations before income taxes	309,873	257,094	(144,731)	—	422,236
Income tax provision	(293)	(13,440)	—	—	(13,733)
Loss from discontinued operations, net of tax	—	—	—	(1,551)	(1,551)
Income attributable to non-controlling interests	(3,439)	—	—	—	(3,439)
Net income (loss) attributable to Starwood Property Trust, Inc.	306,141	243,654	(144,731)	(1,551)	403,513
Add / (Deduct):
Non-cash equity compensation expense	734	714	20,053	—	21,501
Management incentive fee	—	—	15,511	—	15,511
Change in Control Plan	—	1,279	—	—	1,279
Depreciation and amortization	—	1,602	—	1,540	3,142
Loan loss allowance, net	1,933	—	—	—	1,933
Interest income adjustment for securities	(808)	8,940	—	—	8,132
Other non-cash items	—	587	—	—	587
Reversal of unrealized (gains) / losses on:
Loans held-for-sale	—	(48,018)	—	—	(48,018)
Securities	(12,027)	(105,313)	—	—	(117,340)
Derivatives	(16,408)	2,082	—	—	(14,326)
Foreign currency	15,376	—	—	—	15,376
Earnings from unconsolidated entities	—	(5,263)	—	—	(5,263)
Recognition of realized gains / (losses) on:
Loans held-for-sale	—	46,045	—	—	46,045
Securities	10,992	22,306	—	—	33,298
Derivatives	(851)	(1,810)	—	—	(2,661)
Foreign currency	(1,139)	—	—	—	(1,139)
Earnings from unconsolidated entities	—	—	—	—	—
Core Earnings (Loss)	$303,943	$166,805	$(109,167)	$(11)	$361,570
Core Earnings (Loss) per Weighted Average Diluted Share (2)	$1.41	$0.78	$(0.51)	$—	$1.68

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

Lending Segment

The Lending Segment’s Core Earnings increased by $19.3 million, from $303.9 million during the nine months ended September 30, 2014 to $323.2 million during the nine months ended September 30, 2015. After making adjustments for the calculation of Core Earnings, revenues were $401.1 million, costs and expenses were $79.8 million and other income was $3.0 million.

Core revenues, consisting principally of interest income on loans, increased by $40.8 million in 2015 due to growth of $647.2 million in our loan portfolio since September 30, 2014 and, to a lesser extent, increased interest income on investment securities.

Core costs and expenses increased by $10.2 million due to an increase in interest expense associated with the various facilities utilized to fund the growth of our investment portfolio partially offset by lower incentive compensation and legal fees.  The outstanding balance of the Lending Segment’s secured financing agreements increased by $336.8 million since September 30, 2014.

Core other income decreased by $13.9 million, principally due to gains on sales of RMBS during the 2014 period not recurring during the 2015 period.

Investing and Servicing Segment

The Investing and Servicing Segment’s Core Earnings increased by $20.0 million, from $166.8 million during the nine months ended September 30, 2014 to $186.8 million during the nine months ended September 30, 2015. After making adjustments for the calculation of Core Earnings, revenues were $306.9 million, costs and expenses were $111.2 million, other income was $18.3 million and income taxes were $27.3 million.

Core revenues increased by $15.7 million, primarily due to increases of $19.6 million in interest income from our CMBS portfolio and $4.2 million in interest income on our conduit loans partially offset by a decrease of $6.2 million in servicing fees and $1.9 million in rental and other revenues.

Core costs and expenses decreased by $24.0 million, primarily due to accruals for contingencies and legal fees incurred in the 2014 period, which did not recur in the 2015 period, and lower incentive and other compensation, all partially offset by an increase of $4.1 million in interest expense on our conduit loan and CMBS financing facilities.

Core other income decreased by $6.0 million, primarily due to lower gains on CMBS sales partially offset by a gain on sale of a commercial real estate asset.

Income taxes, which principally relate to the operating results of our servicing and conduit businesses which are held in TRSs, increased $13.8 million due to a taxable gain on the sale of a commercial real estate asset as well as other increases in our TRS income.

Property Segment

During the nine months ended September 30, 2014, there was no activity in the Property Segment. Therefore a comparison of results of this segment for the nine months ended September 30, 2015 to the nine months ended September 30, 2014 is not meaningful.

The Property Segment contributed Core Earnings of $9.2 million during the nine months ended September 30, 2015. After making adjustments for the calculation of Core Earnings, revenues were $10.7 million, costs and expenses were $9.1 million and other income was $7.6 million.

Core revenues consisted of $10.7 million of rental income from the Ireland Portfolio following its acquisition in May 2015.

Core costs and expenses of $9.1 million consisted of (i) acquisition and investment pursuit costs of $5.0 million, of which $3.3 million related to the Ireland Portfolio, (ii) $2.6 million of interest expense on secured financing for the Ireland Portfolio and (iii) $1.5 million of other rental related costs.

Core other income of $7.6 million consisted primarily of equity in earnings of the Retail Fund.

Corporate

Core corporate costs and expenses increased by $25.0 million, from $109.2 million during the nine months ended September 30, 2014 to $134.2 million during the nine months ended September 30, 2015. This increase was primarily due to a $15.5 million increase in interest expense primarily related to our October 2014 issuance of Convertible Notes due 2017, a $5.9 million loss on extinguishment of a portion of our Convertible Notes due 2019 and a $3.3 million increase in base management fees.

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

Cash and Cash Equivalents

As of September 30, 2015, we had cash and cash equivalents of $372.8 million.

Cash Flows for the Nine Months Ended September  30, 2015 (amounts in thousands)

		VIE	Excluding Investing
	GAAP	Adjustments	and Servicing VIEs
Net cash provided by operating activities	$259,687	$(127)	$259,560
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(1,670,124)	(8,670)	(1,678,794)
Proceeds from principal collections and sale of loans	1,657,204	—	1,657,204
Purchase of investment securities	(163,018)	(198,574)	(361,592)
Proceeds from sales and collections of investment securities	354,391	36,342	390,733
Real estate business combinations, net of cash acquired	(239,933)	(39,506)	(279,439)
Proceeds from sale of properties	33,056	—	33,056
Net cash flows from other investments and assets	8,814	—	8,814
Decrease in restricted cash, net	9,404	—	9,404
Net cash used in investing activities	(10,206)	(210,408)	(220,614)
Cash Flows from Financing Activities:
Borrowings under financing agreements	3,423,328	—	3,423,328
Principal repayments on and repurchases of borrowings	(3,289,937)	—	(3,289,937)
Payment of deferred financing costs	(13,876)	—	(13,876)
Proceeds from common stock issuances, net of offering costs	325,416	—	325,416
Payment of dividends	(332,023)	—	(332,023)
Distributions to non-controlling interests	(1,259)	—	(1,259)
Purchase of treasury stock	(29,792)	—	(29,792)
Issuance of debt of consolidated VIEs	9,132	(9,132)	—
Repayment of debt of consolidated VIEs	(246,230)	246,230	—
Distributions of cash from consolidated VIEs	26,690	(26,690)	—
Net cash (used in) provided by financing activities	(128,551)	210,408	81,857
Net increase in cash and cash equivalents	120,930	(127)	120,803
Cash and cash equivalents, beginning of period	255,187	(786)	254,401
Effect of exchange rate changes on cash	(3,349)	—	(3,349)
Cash and cash equivalents, end of period	$372,768	$(913)	$371,855

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

Cash and cash equivalents increased by $120.8 million during the nine months ended September 30, 2015, reflecting net cash provided by operating activities of $259.6 million and net cash provided by financing activities of $81.8 million partially offset by net cash used in investing activities of $220.6 million.

Net cash provided by operating activities of $259.6 million for the nine months ended September 30, 2015 related primarily to cash interest income of $296.9 million from our loan origination and conduit programs, plus cash interest income on investment securities of $154.2 million. Servicing fees provided cash of $167.0 million, rental income provided cash of $12.5 million and other revenues provided $21.7 million. Offsetting these revenues were cash interest expense of $126.7 million, general and administrative expenses of $89.5 million, a net change in operating assets and liabilities of $80.9 million, management fees of $58.6 million, income tax payments of $27.3 million and acquisition and investment pursuit costs of $9.7 million.

Net cash used in investing activities of $220.6 million for the nine months ended September 30, 2015 related primarily to the origination and acquisition of new loans held-for-investment of $1.7 billion, the purchase of investment securities of $361.6 million and the purchase of real estate property of $279.4 million, partially offset by proceeds received from principal repayments and sales of loans of $1.7 billion and investment securities of $390.7 million.

Net cash provided by financing activities of $81.8 million for the nine months ended September 30, 2015 related primarily to proceeds from the issuance of common stock of $325.4 million, net borrowings after repayments and repurchases of our secured debt and convertible notes of $133.4 million, partially offset by dividend distributions of $332.0 million, payment of deferred financing costs of $13.9 million and share repurchases of $29.8 million.

Our Investment Portfolio

Lending Segment

The following table sets forth the amount of each category of investments we owned across various property types within our Lending Segment as of September 30, 2015 and December 31, 2014 (amounts in thousands):

						Unlevered
	Face	Carrying	Asset Specific	Net		Return on
	Amount	Value	Financing	Investment	Vintage	Asset
September 30, 2015
First mortgages (1)	$4,588,988	$4,533,689	$2,034,748	$2,498,941	1989-2015	7.0%
Subordinated mortgages	424,957	399,381	2,000	397,381	1998-2015	11.3%
Mezzanine loans (1)	873,081	888,158	—	888,158	2006-2015	10.9%
Loans held-for-sale	28,700	27,198	—	27,198	2007
Loans transferred as secured borrowings	143,926	142,456	143,926	(1,470)	N/A
Loan loss allowance	—	(6,342)	—	(6,342)	N/A
RMBS—AFS (2)	242,219	184,785	6,948	177,837	2003-2007	11.6%
HTM securities (3)	364,529	365,005	166,155	198,850	2013-2015	7.2%
Equity security	13,827	14,311	—	14,311	N/A
Investments in unconsolidated entities	N/A	30,155	—	30,155	N/A
	$6,680,227	$6,578,796	$2,353,777	$4,225,019

December 31, 2014
First mortgages (1)	$4,599,841	$4,531,030	$1,861,633	$2,669,397	1989-2014	6.9%
Subordinated mortgages	374,859	345,091	2,000	343,091	1998-2014	11.0%
Mezzanine loans (1)	889,948	901,217	—	901,217	2006-2014	11.4%
Loans transferred as secured borrowings	129,570	129,427	129,441	(14)	N/A
Loan loss allowance	—	(6,031)	—	(6,031)	N/A
RMBS—AFS (2)	270,783	207,053	101,886	105,167	2003-2007	12.3%
CMBS—AFS (2)	93,686	100,349	—	100,349	2012-2013	12.1%
HTM securities (3)	440,253	441,995	97,103	344,892	2013-2014	8.6%
Equity security	14,237	15,120	—	15,120	N/A
Investments in unconsolidated entities (4)	N/A	22,537	—	22,537	N/A
	$6,813,177	$6,687,788	$2,192,063	$4,495,725

(1)

First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.  The application of this methodology resulted in mezzanine loans with carrying values of $892.3 million and $704.2 million being classified as first mortgages as of September 30, 2015 and December 31, 2014, respectively.

(2)	RMBS and CMBS available-for-sale (“AFS”) securities.
(3)	Mandatorily redeemable preferred equity interests in commercial real estate entities and CMBS held-to-maturity (“HTM”).
(4)	Retrospectively reclassified our $129,475 investment in the Retail Fund to our newly established Property Segment.

As of September 30, 2015 and December 31, 2014, our Lending Segment’s investment portfolio, excluding RMBS and other investments, had the following characteristics based on carrying values:

Collateral Property Type	September 30, 2015	December 31, 2014
Office	43.2%	42.1%
Hospitality	24.9%	24.7%
Multi-family	11.7%	13.1%
Mixed Use	10.0%	8.8%
Retail	6.3%	8.3%
Industrial	2.0%	1.9%
Residential	1.9%	1.1%
	100.0%	100.0%

Geographic Location	September 30, 2015	December 31, 2014
North East	30.3%	26.8%
West	25.8%	25.6%
South East	14.6%	12.4%
International	13.4%	14.2%
Midwest	5.8%	8.5%
South West	5.5%	6.1%
Mid Atlantic	4.6%	6.4%
	100.0%	100.0%

Investing and Servicing Segment

The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of September 30, 2015 and December 31, 2014 (amounts in thousands):

				Asset
	Face	Carrying		Specific	Net
	Amount	Value		Financing	Investment
September 30, 2015
CMBS, fair value option	$4,525,287	$927,315	(1)	$166,575	$760,740
Intangible assets - servicing rights	N/A	155,543	(2)	—	155,543
Intangible assets - lease intangibles	N/A	6,800		—	6,800
Loans held-for-sale, fair value option	418,504	423,630		287,252	136,378
Investment in unconsolidated entities	N/A	54,627		—	54,627
Properties, net	N/A	84,558		31,835	52,723
	$4,943,791	$1,652,473		$485,662	$1,166,811
December 31, 2014
CMBS, fair value option	$4,281,364	$753,553	(1)	$—	$753,553
Intangible assets - servicing rights	N/A	190,207	(2)	—	190,207
Loans held-for-sale, fair value option	390,342	391,620		208,363	183,257
Loans held-for-investment	9,685	7,931		—	7,931
Investment in unconsolidated entities	N/A	48,693		—	48,693
Properties, net	N/A	39,854		14,000	25,854
	$4,681,391	$1,431,858		$222,363	$1,209,495

(1)	Includes $705.0 million and $519.8 million of CMBS reflected in “VIE liabilities” in accordance with ASC 810 as of September 30, 2015 and December 31, 2014, respectively.
(2)	Includes $27.9 million and $46.1 million of servicing rights intangibles reflected in “VIE assets” in accordance with ASC 810 as of September 30, 2015 and December 31, 2014, respectively.

Property Segment

The following table sets forth the amount of each category of investments, which are comprised of properties, the Retail Fund and intangible lease assets, held within our Property Segment as of September 30, 2015 and December 31, 2014 (amounts in thousands):

	September 30, 2015	December 31, 2014
Properties, net	$445,880	$—
Intangible assets - lease intangibles	56,616	—
Investment in unconsolidated entities	121,733	129,475
	$624,229	$129,475

The following table sets forth our net investment and other information regarding the Property Segment’s properties and intangible lease assets as of September 30, 2015 (dollar amounts in thousands):

	Net	Asset			Weighted
	Carrying	Specific	Net	Occupancy	Average
	Value	Financing	Investment	Rate	Lease Term
Office	$485,108	$317,227	$167,881	99.8%	10.0 years
Multi-family residential	17,388	11,375	6,013	100.0%	0.3 years
	$502,496	$328,602	$173,894

New Credit Facilities and Amendments

Refer to Note 9 of our condensed consolidated financial statements herein for a detailed discussion of new credit facilities and amendments to existing credit facilities executed since December 31, 2014.

Borrowings under Various Secured Financing Arrangements

The following table is a summary of our secured financing facilities as of September 30, 2015 (dollar amounts in thousands):

				Pledged					Approved
				Asset	Maximum				but	Unallocated
	Current	Extended		Carrying	Facility		Outstanding		Undrawn	Financing
	Maturity	Maturity(a)	Pricing	Value	Size		Balance		Capacity(b)	Amount(c)
Lender 1 Repo 1	(d)	(d)	LIBOR + 1.85% to 5.25%	$1,471,791	$1,600,000		$916,310		$126,556	$557,134
Lender 1 Repo 2	(e)	N/A	LIBOR + 1.90%	184,785	125,000		6,948		99,158	18,894
Lender 2 Repo 1	Oct 2015	Oct 2018	LIBOR + 1.75% to 2.75%	373,917	325,000		272,824		—	52,176
Lender 3 Repo 1	May 2017	May 2019	LIBOR + 2.85%	229,983	162,917		162,917		—	—
Conduit Repo 1	Sep 2016	N/A	LIBOR + 1.95% to 3.35%	116,084	150,000		85,849		—	64,151
Conduit Repo 2	Nov 2015	Nov 2016	LIBOR + 2.10%	164,310	150,000		121,556		—	28,444
Conduit Repo 3	Feb 2018	Feb 2019	LIBOR + 2.10%	107,389	150,000		79,847		—	70,153
Lender 4 Repo 1	Oct 2016	Oct 2017	LIBOR + 2.00%	405,195	317,688		317,688		—	—
Lender 6 Repo 1	Aug 2018	N/A	LIBOR + 2.50% to 3.00%	733,579	500,000		367,010		67,212	65,778
Lender 6 Mortgage	May 2020	N/A	EURIBOR + 1.69%	502,497	328,602		328,602		—	—
Lender 7 Repo 1	Dec 2016	N/A	LIBOR + 2.35% to 2.70%	140,274	107,416		107,416		—	—
Investing and Servicing Segment Property Mortgages	June 2018 to Nov 2024	N/A	Various	43,688	38,975		31,835		—	7,140
Lender 9 Repo 1	(f)	(f)	LIBOR + 1.40% to 1.85%	319,853	225,313		225,313		—	—
Borrowing Base	Jul 2018	Jul 2019	LIBOR + 2.75%(g)	222,770	450,000	(h)	—		—	450,000
Term Loan	Apr 2020	N/A	LIBOR + 2.75%(g)	3,296,673	659,962		658,159	(i)	—	—
FHLB Advances	N/A	N/A	Various	—	1,000,000		—		—	1,000,000
				$8,312,788	$6,290,873		$3,682,274		$292,926	$2,313,870

(a)	Subject to certain conditions as defined in the respective facility agreement.

(b)	Approved but undrawn capacity represents the total draw amount that has been approved by the lender related to those assets that have been pledged as collateral, less the drawn amount.

(c)	Unallocated financing amount represents the maximum facility size less the total draw capacity that has been approved by the lender.

(d)

Maturity date for borrowings collateralized by loans of January 2017 before extension options and January 2019 assuming initial extension options.  Borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions and not to exceed January 2023.

(e)	The date that is 180 days after the buyer delivers notice to seller, subject to a maximum date of March 2017.

(f)	Facility carries a rolling twelve month term which may reset monthly with the lender’s consent. Current maturity is September 2016.

(g)	Subject to borrower’s option to choose alternative benchmark based rates pursuant to the terms of the credit agreement. The Term Loan is also subject to a 75 basis point floor.

(h)	Subject to certain conditions defined in the facility agreement, the maximum facility size may be increased to $650.0 million.

(i)	Term loan outstanding balance is net of $1.8 million of unamortized discount.

As of September 30, 2015, Wells Fargo Bank, N.A. (“Lender 1”) is our largest creditor through two repurchase facilities.

Refer to Note 9 of our condensed consolidated financial statements included herein for further disclosure regarding the terms of our financing arrangements.

Borrowings under Convertible Senior Notes

The following table is a summary of our unsecured convertible senior notes outstanding as of September 30, 2015 (amounts in thousands, except rates):

						Remaining
	Principal	Coupon	Effective	Conversion	Maturity	Period of
	Amount	Rate	Rate	Rate	Date	Amortization
2017 Notes	$431,250	3.75%	5.87%	41.7397	10/15/2017	2.0	years
2018 Notes	$599,981	4.55%	6.10%	45.8850	3/1/2018	2.4	years
2019 Notes	$341,363	4.00%	5.37%	48.6931	1/15/2019	3.3	years

During both the three and nine months ended September 30, 2015, the weighted average effective borrowing rate on our convertible notes was 5.7%.  During both the three and nine months ended September 30, 2014, the weighted average effective borrowing rate on our convertible notes was 5.5%. These effective borrowing rates include the effects of underwriter purchase discount and the adjustment for the conversion option, the initial value of which reduced the balance of the notes.

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

Variance between Average and Quarter-End Credit Facility Borrowings Outstanding

The following table compares the average amount outstanding of our secured financing agreements during each quarter and the amount outstanding as of the end of each quarter, together with an explanation of significant variances (dollar amounts in thousands):

		Weighted-Average		Explanations
	Quarter-End	Balance During		for Significant
Quarter Ended	Balance	Quarter	Variance	Variances
December 31, 2014	$3,137,789	$2,745,631	$392,158	(a)
March 31, 2015	3,711,834	3,455,082	256,752	(b)
June 30, 2015	3,579,503	3,509,209	70,294	(c)
September 30, 2015	3,682,274	3,581,082	101,192	(d)

(a)

Variance primarily due to the following: (i) $125.8 million drawn on the Lender 1 Repo 1 facility in December 2014; (ii) $153.7 million drawn on the Borrowing Base facility in December 2014; (iii) $87.0 million drawn on the Conduit Repo 2 facility in December 2014; and (iv) $71.0 million drawn on the Lender 6 Repo 1 facility in December 2014; offset by (v) $119.4 million repayment of the Lender 1 Repo 3 facility in December 2014; and (vi) $89.1 million repayment of the Borrowing Base facility in November 2014.

(b)

Variance primarily due to the following: (i) $131.7 million drawn on the Lender 9 Repo 1 facility in March 2015; (ii) $67.7 million drawn on the Lender 1 Repo 1 facility in March 2015; and (iii) $63.1 million drawn on Lender 2 Repo 1 facility in March 2015.

(c)	Variance primarily due to the following: (i) $245.6 million drawn on the Lender 6 Mortgage in May 2015; partially offset by (ii) $82.0 million repaid on the Borrowing Base facility in May 2015.

(d)	Variance primarily due to the following: (i) $83.0 million drawn on Lender 6 Mortgage in July 2015; and (ii) $40.6 million draw on Conduit Repo 1 in September 2015.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities

The following scheduled and/or projected principal repayments on our investments were based upon the amounts outstanding and contractual terms of the financing facilities in effect as of September 30, 2015 (amounts in thousands):

	Scheduled Principal	Scheduled/Projected	Projected/Required	Scheduled Principal
	Repayments on Loans	Principal Repayments	Repayments of	Inflows Net of
	and Preferred Interests	on RMBS and CMBS	Financing	Financing Outflows
Fourth Quarter 2015	$459,403	$28,803	$(303,796)	$184,410
First Quarter 2016	138,593	36,726	(5,371)	169,948
Second Quarter 2016	57,962	17,709	(5,367)	70,304
Third Quarter 2016	379,941	30,085	(128,476)	281,550
Total	$1,035,899	$113,323	$(443,010)	$706,212

In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

Issuances of Equity Securities

We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At September 30, 2015, we had 100,000,000 shares of preferred stock available for issuance and 262,341,385 shares of common stock available for issuance.

Refer to Note 16 of our condensed consolidated financial statements included herein for a discussion of our issuances of equity securities during the nine months ended September 30, 2015.

Other Potential Sources of Financing

In the future, we may use other sources of financing to fund the acquisition of our target assets, including other secured as well as unsecured forms of borrowing and sale of certain investment securities which no longer meet our return requirements.

Repurchases of Equity Securities and Convertible Notes

In September 2014, our board of directors authorized and announced the repurchase of up to $250 million of our outstanding common stock over a period of one year. In December 2014, our board of directors amended the repurchase program to allow for the repurchase of our outstanding convertible senior notes.  In June 2015, our board of directors amended the repurchase program to increase the authorized purchase amount to $450 million and provide for a one year extension through June 2016. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are discretionary and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. There were no repurchases of outstanding convertible senior notes during the three months ended September 30, 2015. During the nine months ended September 30, 2015, we repurchased $118.6 million aggregate principal of our 2019 Notes for $136.3 million plus related transaction expenses of $0.1 million.  During the three and nine months ended September 30, 2015, we also repurchased $29.1 million and $37.9 million, respectively, of common stock under the repurchase program.  As of September 30, 2015, we have $262.6 million of remaining capacity to repurchase common stock or convertible notes under the repurchase program.

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

The Company’s board of directors declared the following dividends during the nine months ended September 30, 2015:

Declare Date	Record Date	Payment Date	Amount	Frequency
8/4/15	9/30/15	10/15/15	$0.48	Quarterly
5/5/15	6/30/15	7/15/15	$0.48	Quarterly
2/25/15	3/31/15	4/15/15	$0.48	Quarterly

On November 5, 2015, our board of directors declared a dividend of $0.48 per share for the fourth quarter of 2015, which is payable on January 15, 2016 to common stockholders of record as of December 31, 2015.

Leverage Policies

Our strategies with regards to use of leverage have not changed significantly since December 31, 2014.  Refer to our Form 10-K for a description of our strategies regarding use of leverage.

Contractual Obligations and Commitments

Contractual obligations as of September 30, 2015 are as follows (amounts in thousands):

		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Secured financings(a)	$3,684,078	$443,010	$1,553,911	$1,673,157	$14,000
Convertible senior notes	1,372,594	—	1,031,231	341,363	—
Secured borrowings on transferred loans(b)	195,000	—	95,000	100,000	—
Loan funding commitments(c)	1,528,994	979,429	549,565	—	—
Future lease commitments	37,111	7,122	13,566	12,453	3,970
Total	$6,817,777	$1,429,561	$3,243,273	$2,126,973	$17,970

(a)	Includes available extension options.
(b)

These amounts relate to financial asset sales that were required to be accounted for as secured borrowings. As a result, the assets we sold remain on our consolidated balance sheet for financial reporting purposes. Such assets are expected to provide match funding for these liabilities.

(c)

Excludes $173.4 million of loan funding commitments which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower either earlier than, or in excess of, expectations.  In addition, this amount excludes any funding commitments which may be required pursuant to Company guarantees.  In limited instances, specifically with loans involving multiple construction lenders, the Company has guaranteed the future funding obligations of certain third party lenders in the event that such third parties fail to fund their proportionate share of the obligation in a timely manner.  We are currently unaware of any circumstances which would require us to make payments under any of these guarantees and, as a result, have not included any such amounts in the above table.

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

We seek to further manage credit risk associated with our Investing and Servicing Segment loans held-for-sale through the purchase of credit index instruments.  The following table presents our credit index instruments as of September 30, 2015 and December 31, 2014 (dollar amounts in thousands):

	Face Value of	Aggregate Notional Value of	Number of
	Loans Held-for-Sale	Credit Index Instruments	Credit Index Instruments
September 30, 2015	$418,504	$40,000	11
December 31, 2014	$390,342	$45,000	12

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations such as repurchase agreements, bank credit facilities, term loans, revolving facilities and securitizations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we mitigate such interest rate risk through the utilization of interest rate swaps of the same duration. The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of September 30, 2015 and December 31, 2014 (dollar amounts in thousands):

		Aggregate Notional
	Face Value of	Value of Interest	Number of Interest
	Hedged Instruments	Rate Derivatives	Rate Derivatives
Instrument hedged as of September 30, 2015
Loans held-for-investment	$9,000	$9,000	2
Loans held-for-sale	418,504	355,800	71
RMBS, available-for-sale	242,219	74,000	3
Secured financing agreements	532,655	522,610	13
	$1,202,378	$961,410	89
Instrument hedged as of December 31, 2014
Loans held-for-investment	$9,000	$9,000	2
Loans held-for-sale	390,342	338,500	54
RMBS, available-for-sale	270,783	74,000	3
Secured financing agreements	220,729	218,165	8
	$890,854	$639,665	67

The following table summarizes the estimated annual change in net investment income for our LIBOR-based investments and our LIBOR-based debt assuming increases or a decrease in LIBOR and adjusted for the effects of our interest rate hedging activities (amounts in thousands, except per share amounts):

	Variable-rate
	investments and	3.0%	2.0%	1.0%	1.0%
Income (Expense) Subject to Interest Rate Sensitivity	indebtedness	Increase	Increase	Increase	Decrease (1)
Investment income from variable-rate investments	$5,134,440	$173,102	$112,813	$52,767	$(9,731)
Interest expense from variable-rate debt	(3,670,077)	(110,102)	(73,402)	(36,701)	8,777
Net investment income from variable rate instruments	$1,464,363	$63,000	$39,411	$16,066	$(954)
Impact per diluted average shares outstanding		$0.26	$0.17	$0.07	$—

(1)	Assumes LIBOR does not go below 0%.

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

The following table represents our currency hedge exposure as it relates to our investments denominated in foreign currencies, along with the aggregate notional amount of the hedges in place (amounts in thousands except for number of contracts, using the September 30, 2015 pound sterling (“GBP”) closing rate of 1.5128, Euro (“EUR”) closing rate of 1.1177, Swedish Krona (“SEK”) closing rate of 0.1195, Norwegian Krone (“NOK”) closing rate of 0.1174, Danish Krone (“DKK”) closing rate of 0.1498):

Carrying Value of	Local	Number of Foreign		Aggregate Notional Value
Net Investment	Currency	Exchange Contracts		of Hedges Applied	Expiration Range of Contracts
$116,365	GBP	9		$131,727	July 2016
33,809	GBP	10		40,236	January 2017
10,504	GBP	11		10,463	October 2015 – March 2016
41,067	GBP	6		51,348	January 2018
6,395	EUR, DKK, NOK, SEK	6		11,313	December 2015
90,041	GBP	7		103,938	October 2015 – April 2017
26,407	GBP	6		30,706	November 2015 – February 2017
3,153	GBP	3		4,431	June 2016 – March 2018
178,948	EUR	59	(1)	290,237	October 2015 – June 2020
14,311	GBP	11		16,247	October 2015 – January 2018
40,928	EUR	11		39,744	October 2015 – October 2016
50,811	EUR	16		56,008	February 2016 – October 2016
$612,739		155		$786,398

(1)

During the nine months ended September 30, 2015, we entered into 59 foreign exchange contracts to hedge our Euro currency exposure created by our acquisition of the Ireland Portfolio.  As of September 30, 2015, these contracts have an aggregate notional of $290.2 million and varying maturities through June 2020.

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

Changes in Internal Control Over Financial Reporting.  No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information regarding our purchases of common stock during the three months ended September 30, 2015:

			Number of shares	Value of shares available
		Average	purchased as part of	for purchase
	Total number of	repurchase	publicly announced	under the program
Period	shares purchased	price per share	program (1)	(in thousands)
September 2015	1,393,223	$20.86	1,393,223	$262,649

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

STARWOOD PROPERTY TRUST, INC.

Date: November 5, 2015	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: November 5, 2015	By:	/s/ RINA PANIRY
Rina Paniry Chief Financial Officer, Treasurer, Chief Accounting Officer and Principal Financial Officer

Item 6.  Exhibits.

(a)Index to Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description
10.1

Fourth Amended and Restated Master Repurchase and Securities Contract, dated August 3, 2015, between and among Starwood Property Mortgage Sub 2, L.L.C., Starwood Property Mortgage Sub-2-A, L.L.C. and Wells Fargo Bank, National Association

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