Form 10-K
period 2015-12-31
STARWOOD PROPERTY TRUST, INC.
filed 2016-02-25
CIK 1465128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001‑34436

Starwood Property Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	27‑0247747 (I.R.S. Employer Identification Number)
591 West Putnam Avenue Greenwich, Connecticut (Address of Principal Executive Offices)	06830 (Zip Code)

Registrant’s telephone number, including area code (203) 422‑7700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

As of June 30, 2015, the aggregate market value of the voting stock held by non‑affiliates was $5,022,364,171 based on the reported last sale price of our common stock on June 30, 2015. Shares of our common stock held by affiliates, which includes officers and directors of the registrant, have been excluded from this calculation. This calculation does not reflect a determination that persons are affiliates for any other purposes.

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of February 19, 2016 was 237,031,645.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated By Reference: The information required by Part III of this Form 10‑K, to the extent not set forth herein or by amendment, is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or prior to April 29, 2016.

Special Note Regarding Forward‑Looking Statements

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

These forward-looking statements are based largely on our current beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors that may cause actual results to vary from our forward-looking statements include, but are not limited to:

•	factors described in this Annual Report on Form 10‑K, including those set forth under the captions “Risk Factors” and “Business”;
•	defaults by borrowers in paying debt service on outstanding indebtedness;
•	impairment in the value of real estate property securing our loans or in which we invest;
•	availability of mortgage origination and acquisition opportunities acceptable to us;
•	potential mismatches in the timing of asset repayments and the maturity of the associated financing agreements;
•	national and local economic and business conditions;
•	general and local commercial and residential real estate property conditions;
•	changes in federal government policies;
•	changes in federal, state and local governmental laws and regulations;
•	increased competition from entities engaged in mortgage lending and securities investing activities;
•	changes in interest rates; and
•	the availability of, and costs associated with, sources of liquidity.

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

PART I

Item 1.  Business.

The following description of our business should be read in conjunction with the information included elsewhere in this Annual Report on Form 10‑K for the year ended December 31, 2015. This discussion contains forward‑looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward‑looking statements due to the factors set forth in “Risk Factors” and elsewhere in this Annual Report on Form 10‑K. References in this Annual Report on Form 10‑K to “we,” “our,” “us,” or the “Company” refer to Starwood Property Trust, Inc. and its subsidiaries.

General

Starwood Property Trust, Inc. (“STWD” and, together with its subsidiaries, “we” or the “Company”) is a Maryland corporation that commenced operations in August 2009, upon the completion of our initial public offering (“IPO”). We are focused primarily on originating, acquiring, financing and managing commercial mortgage loans and other commercial real estate debt investments, commercial mortgage‑backed securities (“CMBS”), and other commercial real estate investments in both the U.S. and Europe. We refer to the following as our target assets: commercial real estate mortgage loans, preferred equity interests, CMBS and other commercial real estate‑related debt investments. Our target assets may also include residential mortgage‑backed securities (“RMBS”), certain residential mortgage loans, distressed or non‑performing commercial loans, commercial properties subject to net leases and equity interests in commercial real estate. As market conditions change over time, we may adjust our strategy to take advantage of changes in interest rates and credit spreads as well as economic and credit conditions.

We have three reportable business segments as of December 31, 2015:

•

Real estate lending (the “Lending Segment”)—engages primarily in originating, acquiring, financing and managing commercial first mortgages, subordinated mortgages, mezzanine loans, preferred equity, CMBS, RMBS and other real estate and real estate-related debt investments in both the U.S. and Europe that are held-for-investment.

•

Real estate investing and servicing (the “Investing and Servicing Segment”) —includes (i) servicing businesses in both the U.S. and Europe that manage and work out problem assets, (ii) an investment business that selectively acquires and manages unrated, investment grade and non-investment grade rated CMBS, including subordinated interests of securitization and resecuritization transactions, (iii) a mortgage loan business which originates conduit loans for the primary purpose of selling these loans into securitization transactions, and (iv) an investment business that selectively acquires commercial real estate assets, including properties acquired from CMBS trusts. This segment excludes the consolidation of securitization variable interest entities (“VIEs”).

•

Real estate property (the “Property Segment”)—engages primarily in acquiring and managing equity interests in stabilized commercial real estate properties, including multi-family properties, that are held for investment.

On January 31, 2014, we completed the spin‑off of our former single family residential (“SFR”) segment to our stockholders as discussed further in Note 3 of our consolidated financial statements included herein (our “Consolidated Financial Statements”).

On April 19, 2013, we acquired the equity of LNR Property LLC (“LNR”) and certain of its subsidiaries as discussed further in Note 3 of our Consolidated Financial Statements.

We are organized and conduct our operations to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). As such, we will generally not be subject to U.S. federal corporate income tax on that portion of our net income that is distributed to stockholders if we distribute at least 90% of our taxable income to our stockholders by prescribed dates and comply with various other requirements. We also operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940 as amended (the “Investment Company Act” or “1940 Act”).

We are organized as a holding company and conduct our business primarily through our various wholly‑owned subsidiaries. We are externally managed and advised by SPT Management, LLC (our “Manager”) pursuant to the terms of a management agreement. Our Manager is controlled by Barry Sternlicht, our Chairman and Chief Executive Officer. Our Manager is an affiliate of Starwood Capital Group, a privately‑held private equity firm founded and controlled by Mr. Sternlicht.

Our corporate headquarters office is located at 591 West Putnam Avenue, Greenwich, Connecticut, and our telephone number is (203) 422‑7700.

Investment Strategy

We seek to attain attractive risk‑adjusted returns for our investors over the long term by sourcing and managing a diversified portfolio of target assets, financed in a manner that is designed to deliver attractive returns across a variety of market conditions and economic cycles. Our investment strategy focuses on a few fundamental themes:

•	origination and acquisition of real estate debt assets with an implied basis sufficiently low to weather declines in asset values;
•	focus on real estate markets and asset classes with strong supply and demand fundamentals and/or barriers to entry;
•

structuring and financing each transaction in a manner that reflects the risk of the underlying asset’s cash flow stream and credit risk profile, and efficiently managing and maintaining the transaction’s interest rate and currency exposures at levels consistent with management’s risk objectives;

•	seeking situations where our size, scale, speed, and sophistication allow us to position ourselves as a “one‑stop” lending solution for real estate owner/operators;
•

utilizing the skills, expertise, and contacts developed by our Manager over the past 20 plus years as one of the premier global real estate investment managers to correctly anticipate trends and identify attractive risk‑adjusted investment opportunities in U.S. and European real estate markets; and

•

utilizing the skills, expertise, and infrastructure we acquired through our acquisition of LNR, a market leading diversified real estate investment management and loan servicing company, to expand and diversify our presence in various segments of real estate, including:

•	origination of small and medium sized loan transactions ($10 million to $50 million) for both investment and securitization/gain‑on‑sale;
•	investment in CMBS;
•	investment in commercial real estate; and
•	special servicing of commercial real estate loans in commercial real estate securitization transactions.

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

Financing Strategy

Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from registering under the 1940 Act, we may finance the acquisition of our target assets, to the extent available to us, through the following methods:

•

sources of private and government sponsored financing, including long and short‑term repurchase agreements, warehouse and bank credit facilities, and mortgage loans on equity interests in commercial real estate properties;

•	loan sales, syndications, and/or securitizations; and
•	public or private offerings of our equity and/or debt securities.

We may also utilize other sources of financing to the extent available to us.

Our Target Assets

We invest in target assets secured primarily by U.S. or European collateral. We focus primarily on originating or opportunistically acquiring commercial mortgage whole loans, B‑Notes, mezzanine loans, preferred equity and mortgage‑backed securities. We may invest in performing and non‑performing mortgage loans and other real estate‑related loans and debt investments. We may acquire target assets through portfolio or other acquisitions. Our Manager targets desirable markets where it has expertise in the real estate collateral underlying the assets being acquired. Our target assets include the following types of loans and other investments with respect to commercial real estate:

•

Whole mortgage loans:  loans secured by a first mortgage lien on a commercial property that provide mortgage financing to commercial property developers or owners generally having maturity dates ranging from three to 10 years;

•

B‑Notes:  typically a privately negotiated loan that is secured by a first mortgage on a single large commercial property or group of related properties and subordinated to an A Note secured by the same first mortgage on the same property or group;

•

Mezzanine loans:  loans made to commercial property owners that are secured by pledges of the borrower’s ownership interests in the property and/or the property owner, subordinate to whole mortgage loans secured by first or second mortgage liens on the property and senior to the borrower’s equity in the property;

•	Construction or rehabilitation loans: mortgage loans and mezzanine loans to finance the cost of construction or rehabilitation of a commercial property;
•	CMBS: securities that are collateralized by commercial mortgage loans, including:
•	senior and subordinated investment grade CMBS,
•	below investment grade CMBS, and
•	unrated CMBS;
•	Corporate bank debt: term loans and revolving credit facilities of commercial real estate operating or finance companies, each of which are generally secured by such companies’ assets;

•	Corporate bonds: debt securities issued by commercial real estate operating or finance companies that may or may not be secured by such companies’ assets, including:
•	investment grade corporate bonds,
•	below investment grade corporate bonds, and
•	unrated corporate bonds;
•	Equity: equity interests in commercial real estate properties.

We have also invested in the following types of loans and other debt investments relating to residential real estate:

•	Non‑Agency RMBS: securities collateralized by residential mortgage loans that are not guaranteed by any U.S. Government agency or federally chartered corporation; and
•	Residential mortgage loans: loans secured by a first mortgage lien on residential property.

In addition, we may invest in the following real estate-related investments:

•

Net leases:  commercial properties subject to net leases, which leases typically have longer terms than gross leases, require tenants to pay substantially all of the operating costs associated with the properties and often have contractually specified rent increases throughout their terms;

•	Agency RMBS: RMBS for which a U.S. government agency or a federally chartered corporation guarantees payments of principal and interest on the securities;
•	Commercial real estate owned (“REO”): commercial properties purchased from CMBS trusts; and
•

Commercial non‑performing loans (“NPLs”):  as part of our efforts to attain additional servicing rights in Europe, we may acquire a minority interest in portfolios of NPLs, alongside other majority investors.

Business Segments

We currently operate our business in three reportable segments: the Lending Segment, the Investing and Servicing Segment and the Property Segment. Refer to Note 23 of our Consolidated Financial Statements for our results of operations and financial position by business segment.

Lending Segment

The following table sets forth the amount of each category of investments we owned across various property types within our Lending Segment as of December 31, 2015 and 2014 (amounts in thousands):

	Face	Carrying	Asset Specific	Net		Unlevered
	Amount	Value	Financing	Investment	Vintage	Return on Asset
December 31, 2015
First mortgages (1)	$4,776,576	$4,723,852	$2,174,232	$2,549,620	1989-2015	6.9%
Subordinated mortgages	416,713	392,563	6,021	386,542	1998-2015	11.2%
Mezzanine loans (1)	850,024	862,693	—	862,693	2006-2015	10.9%
Loans transferred as secured borrowings	88,000	86,573	88,000	(1,427)	N/A
Loan loss allowance	—	(6,029)	—	(6,029)	N/A
RMBS—AFS (2)	233,976	176,224	2,000	174,224	2003-2007	11.9%
HTM securities (3)	321,193	321,244	179,589	141,655	2013-2015	6.5%
Equity security	13,471	14,498	—	14,498	N/A
Investments in unconsolidated entities	N/A	30,827	—	30,827	N/A
	$6,699,953	$6,602,445	$2,449,842	$4,152,603
December 31, 2014
First mortgages (1)	$4,599,841	$4,531,030	$2,051,504	$2,479,526	1989-2014	6.9%
Subordinated mortgages	374,859	345,091	2,000	343,091	1998-2014	11.0%
Mezzanine loans (1)	889,948	901,217	—	901,217	2006-2014	11.4%
Loans transferred as secured borrowings	129,570	129,427	129,441	(14)	N/A
Loan loss allowance	—	(6,031)	—	(6,031)	N/A
RMBS—AFS (2)	270,783	207,053	101,886	105,167	2003-2007	12.3%
CMBS—AFS (2)	93,686	100,349	—	100,349	2012-2013	12.1%
HTM securities (3)	440,253	441,995	97,103	344,892	2013-2014	8.6%
Equity security	14,237	15,120	—	15,120	N/A
Investments in unconsolidated entities (4)	N/A	22,537	—	22,537	N/A
	$6,813,177	$6,687,788	$2,381,934	$4,305,854

(1)

First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.  The application of this methodology resulted in mezzanine loans with carrying values of $930.0 million and $704.2 million being classified as first mortgages as of December 31, 2015 and 2014, respectively.

(2)	RMBS and CMBS available-for-sale (“AFS”) securities.
(3)	Mandatorily redeemable preferred equity interests in commercial real estate entities and CMBS held-to-maturity (“HTM”).
(4)	Retrospectively reclassified our $129.5 million investment in four regional shopping malls (the “Retail Fund”) to our newly established Property Segment.

As of December 31, 2015 and 2014, our Lending Segment’s investment portfolio, excluding RMBS and other investments, had the following characteristics based on carrying values:

	As of December 31,
Collateral Property Type	2015	2014
Office	39.4%	42.1%
Hospitality	28.2%	24.7%
Mixed Use	12.8%	8.8%
Multi-family	9.0%	13.1%
Retail	6.4%	8.3%
Residential	2.3%	1.1%
Industrial	1.9%	1.9%
	100.0%	100.0%

	As of December 31,
Geographic Location	2015	2014
North East	28.8%	26.8%
West	23.2%	25.6%
South East	17.3%	12.4%
International	13.1%	14.2%
South West	7.1%	6.1%
Midwest	6.4%	8.5%
Mid Atlantic	4.1%	6.4%
	100.0%	100.0%

Our investment process includes sourcing and screening of investment opportunities, assessing investment suitability, conducting interest rate and prepayment analysis, evaluating cash flow and collateral performance, and reviewing legal structure and servicer and originator information and investment structuring, as appropriate, to seek an attractive return commensurate with the risk we are bearing. Upon identification of an investment opportunity, the investment will be screened and monitored by us to determine its impact on maintaining our REIT qualification and our exemption from registration under the 1940 Act. We will seek to make investments in sectors where we have strong core competencies and believe market risk and expected performance can be reasonably quantified.

We evaluate each one of our investment opportunities based on its expected risk‑adjusted return relative to the returns available from other, comparable investments. In addition, we evaluate new opportunities based on their relative expected returns compared to comparable positions held in our portfolio. The terms of any leverage available to us for use in funding an investment purchase are also taken into consideration, as are any risks posed by illiquidity or correlations with other securities in the portfolio. We also develop a macro outlook with respect to each target asset class by examining factors in the broader economy such as gross domestic product, interest rates, unemployment rates and availability of credit, among other things. We also analyze fundamental trends in the relevant target asset class sector to adjust/maintain our outlook for that particular target asset class.

Our primary focus has been to build a portfolio of commercial mortgage and mezzanine loans with attractive risk‑adjusted returns by focusing on the underlying real estate fundamentals and credit analysis of the borrowers. We continually monitor borrower performance and complete a detailed, loan‑by‑loan formal credit review on a quarterly basis. The results of this review are incorporated into our quarterly assessment of the adequacy of the allowance for loan losses.

The weighted average coupon for first mortgages, subordinated mortgages and mezzanine loans originated and acquired by the Lending Segment during the year ended December 31, 2015 was 4.4%, 8.3% and 10.5%, respectively. The following table summarizes the activity in the Lending Segment’s loan portfolio and the associated changes in future funding commitments associated with these loans during the year ended December 31, 2015 (amounts in thousands):

	Carrying	Future Funding
	Value	Commitments
Balance at January 1, 2015	$5,900,734	$2,101,003
Acquisitions/originations	1,832,499	418,752
Additional funding and expired commitments	541,801	(548,811)
Capitalized interest (1)	70,675	—
Basis of loans sold	(632,285)	(351,868)
Loan maturities/principal repayments	(1,642,500)	(90,849)
Discount accretion/premium amortization	36,862	—
Unrealized foreign currency remeasurement (loss) gain	(51,278)	(24,338)
Change in loan loss allowance, net	2	—
Transfer to/from other asset classifications	3,142	—
Balance at December 31, 2015	$6,059,652	$1,503,889

(1)	Represents accrued interest income on loans whose terms do not require current payment of interest.

As of December 31, 2015, the Lending Segment’s loans held‑for‑investment and HTM securities had a weighted‑average maturity of 2.7 years, inclusive of extension options that management believes are probable of exercise. The table below shows the carrying value expected to mature annually for our loans held‑for‑investment and HTM securities (amounts in thousands, except number of investments maturing).

	Number of
	Investments	Carrying
Year of Maturity	Maturing (1)	Value (1)	% of Total
2016	35	$801,121	12.7%
2017	60	993,016	15.8%
2018	94	2,316,591	36.8%
2019	84	1,624,514	25.8%
2020	15	245,592	3.9%
2021	1	4,582	0.1%
2022	—	—	—%
2023	4	52,987	0.8%
2024	17	220,055	3.5%
2025 and thereafter	1	41,894	0.6%
Total	311	$6,300,352	100.0%

(1)	Excludes loans transferred as secured borrowings, RMBS, equity security and investments in unconsolidated entities. Carrying value also excludes loan loss allowance.

Investing and Servicing Segment

The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of December 31, 2015 and 2014 (amounts in thousands):

				Asset
	Face	Carrying		Specific	Net
	Amount	Value		Financing	Investment
December 31, 2015
CMBS, fair value option	$4,704,136	$1,038,200	(1)	$193,944	$844,256
Intangible assets - servicing rights	N/A	134,153	(2)	—	134,153
Lease intangibles, net	N/A	14,621		—	14,621
Loans held-for-sale, fair value option	203,710	203,865		146,783	57,082
Investment in unconsolidated entities	N/A	53,145		—	53,145
Properties, net	N/A	150,497		82,964	67,533
	$4,907,846	$1,594,481		$423,691	$1,170,790
December 31, 2014
CMBS, fair value option	$4,281,364	$753,553	(1)	$—	$753,553
Intangible assets - servicing rights	N/A	190,207	(2)	—	190,207
Loans held-for-sale, fair value option	390,342	391,620		208,363	183,257
Loans held-for-investment	9,685	7,931		—	7,931
Investment in unconsolidated entities	N/A	48,693		—	48,693
Properties, net	N/A	39,854		14,000	25,854
	$4,681,391	$1,431,858		$222,363	$1,209,495

(1)	Includes $825.2 million and $519.8 million of CMBS reflected in “VIE liabilities” in accordance with Accounting Standards Codification (“ASC”) 810 as of December 31, 2015 and 2014, respectively.
(2)	Includes $11.8 million and $46.1 million of servicing rights intangibles reflected in “VIE assets” in accordance with ASC 810 as of December 31, 2015 and 2014, respectively.

As of December 31, 2015, the Investing and Servicing Segment’s CMBS had a weighted‑average expected maturity of 8.2 years. The table below shows the CMBS carrying value expected to mature annually over the next 10 years and thereafter (amounts in thousands, except number of investments maturing).

	Number of
	Investments	Carrying
Year of Maturity	Maturing	Value	% of Total
2016	69	$25,960	2.5%
2017	24	37,318	3.6%
2018	17	70,454	6.8%
2019	16	33,544	3.2%
2020	6	21,124	2.0%
2021	8	34,764	3.4%
2022	3	3,023	0.3%
2023	18	115,369	11.1%
2024	24	139,060	13.4%
2025 and thereafter	158	557,584	53.7%
Total	343	$1,038,200	100.0%

Property Segment

The following table sets forth the amount of each category of investments, which are comprised of properties, the Retail Fund and intangible lease assets and liabilities, held within our Property Segment as of December 31, 2015 and 2014 (amounts in thousands):

	As of December 31,
	2015	2014
Properties, net	$768,728	$—
Lease intangibles, net	58,658	—
Investment in unconsolidated entities	122,454	129,475
	$949,840	$129,475

The following table sets forth our net investment and other information regarding the Property Segment’s properties and intangible lease assets and liabilities as of December 31, 2015 (dollar amounts in thousands):

	Net	Asset			Weighted Average
	Carrying	Specific	Net	Occupancy	Remaining
	Value	Financing	Investment	Rate	Lease Term
Office—Ireland Portfolio	$464,528	$308,268	$156,260	98.4%	10.6 years
Multi-family residential—Ireland Portfolio	16,824	11,054	5,770	97.0%	0.6 years
Multi-family residential—Woodstar Portfolio	346,034	257,612	88,422	96.8%	0.5 years
	$827,386	$576,934	$250,452

Refer to Schedule III included in Item 8 of this Annual Report on Form 10‑K for a detailed listing of the properties held by the Company, including their respective geographic locations.

Regulation

Our operations are subject, in certain instances, to supervision and regulation by state and federal governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things: (1) regulate credit granting activities; (2) establish maximum interest rates, finance charges and other charges; (3) require disclosures to customers; (4) govern secured transactions; (5) set collection, foreclosure, repossession and claims handling procedures and other trade practices; and (6) regulate affordable housing rental activities. Although most states do not regulate commercial finance, certain states impose limitations on interest rates and other charges and on certain collection practices and creditor remedies, and require licensing of lenders and financiers and adequate disclosure of certain contract terms. We are also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to commercial loans and the Fair Housing Act. We intend to conduct our business so that neither we nor any of our subsidiaries are required to register as an investment company under the 1940 Act.

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

Our Manager is an affiliate of Starwood Capital Group, a privately‑held private equity firm founded and controlled by Mr. Sternlicht. Starwood Capital Group has invested in most major classes of real estate, directly and indirectly, through operating companies, portfolios of properties and single assets, including multifamily, office, retail, hotel, residential entitled land and communities, senior housing, mixed‑use and golf courses. Starwood Capital Group invests at different levels of the capital structure, including equity, preferred equity, mezzanine debt and senior debt, depending on the asset risk profile and return expectation.

Our Manager draws upon the experience and expertise of Starwood Capital Group’s team of professionals and support personnel operating in 12 cities across six countries. Our Manager also benefits from Starwood Capital Group’s dedicated asset management group operating in offices located in the U.S. and abroad. We also benefit from Starwood Capital Group’s portfolio management, finance and administration functions, which address legal, compliance, investor relations and operational matters, asset valuation, risk management and information technologies in connection with the performance of our Manager’s duties.

Employees

As of December 31, 2015, the Company has 450 full‑time employees, the majority of which are real estate professionals located throughout the U.S. and Europe.

Taxation of the Company

We have elected to be taxed as a REIT under the Code, for federal income tax purposes. We generally must distribute annually at least 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Code, which relate to organizational structure, diversity of stock ownership and certain restrictions with regard to owned assets and categories of income. If we qualify for taxation as a REIT, we will generally not be subject to U.S. federal corporate income tax on our taxable income that is currently distributed to stockholders.

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

We utilize taxable REIT subsidiaries (“TRSs”) to reduce the impact of the prohibited transaction tax and to avoid penalty for the holding of assets not qualifying as real estate assets for purposes of the REIT asset tests. Any income associated with a TRS is fully taxable because a TRS is subject to federal and state income taxes as a domestic C corporation based upon its net income.

See Item 1A—“Risk Factors—Risks Related to Our Taxation as a REIT” for additional tax status information.

Leverage Policies

Refer to Item 7—“Management Discussion and Analysis of Financial Condition and Results of Operations—Leverage Policies.”

Investment Guidelines

Our board of directors has adopted the following investment guidelines:

•	our investments will be in our target assets unless otherwise approved by our board of directors;
•	no investment shall be made that would cause us to fail to qualify as a REIT for federal income tax purposes;
•	no investment shall be made that would cause us or any of our subsidiaries to be required to be registered as an investment company under the 1940 Act;
•	not more than 25% of our equity will be invested in any individual asset without the consent of a majority of our independent directors; and
•

any investment of up to $50 million requires the approval of our Manager’s Investment Committee; any investment in excess of $50 million also requires the approval of our Chief Executive Officer; any investment from $150 million to $250 million also requires the approval of the Investment Committee of our board of directors; and any investment in excess of $250 million also requires the approval of our board of directors.

These investment guidelines may be changed from time to time by our board of directors without the approval of our stockholders. In addition, both our Manager and our board of directors must approve any change in our investment guidelines that would modify or expand the types of assets in which we invest.

Available Information

Our website address is www.starwoodpropertytrust.com. We make available free of charge through our website our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, all amendments to those reports and other filings as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”), and also make available on our website the charters for the Audit, Compensation and Nominating and Corporate Governance Committees of our board of directors and our Code of Business Conduct and Ethics and Code of Ethics for Principal Executive Officer and Senior Financial Officers, as well as our corporate governance guidelines. Copies in print of these documents are available upon request to our Corporate Secretary at the address indicated on the cover of this report. The information on our website is not a part of, nor is it incorporated by reference into, this Annual Report on Form 10‑K.

We intend to post on our website any amendment to, or waiver of, a provision of our Code of Business Conduct and Ethics or Code of Ethics for Principal Executive Officer and Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer or persons performing similar functions and that relates to any element of the code of ethics definition set forth in Item 406 of Regulation S‑K of the Securities Act of 1933, as amended.

To communicate with our board of directors electronically, we have established an e‑mail address, BoardofDirectors@stwdreit.com, to which stockholders may send correspondence to our board of directors or any such individual directors or group or committee of directors.

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

We offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s officers and key personnel. The initial term of our management agreement with our Manager, and the initial term of the investment advisory agreement between our Manager and Starwood Capital Group Management, LLC, expired on August 17, 2012, with automatic one‑year renewals thereafter; provided, however, that our Manager may terminate the management agreement annually upon 180 days prior notice. If the management agreement and the investment advisory agreement are terminated and no suitable replacement is found to manage us, we may not be able to continue to execute our business plan.

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

Our Manager and executive officers may have conflicts between their duties to us and their duties to, and interests in, Starwood Capital Group and its other investment funds. Currently, Starwood Global Opportunity Fund X (the “Starwood Private Real Estate Fund”) has a right to invest 25% of the equity capital proposed to be invested by any investment vehicle managed by an entity controlled by Starwood Capital Group in debt interests relating to real estate. Our co‑investment rights are subject to, among other things, (i) the determination by our Manager that the proposed investment is suitable for us and (ii) our Manager’s sole discretion as to whether or not to exclude from our investment portfolio at any time any “medium‑term loan to own” investment, which our Manager considers to be mortgage loans or other real estate‑related loan or debt investments where the proposed originator or acquirer of any such investment has the intent and/or expectation of foreclosing on, or otherwise acquiring the real property securing the loan or investment at any time between 18 and 48 months of its origination or acquisition of the loan or investment. In addition, in the case of opportunities to invest in a portfolio of assets including both equity and debt real estate-related investments, we would not have the co‑investment rights described above if our Manager determines that less than 50% of the aggregate anticipated investment returns from the portfolio is expected to come from our target assets. Since we are subject to the judgment of our Manager in the application of our co‑investment rights, we may not always be allocated 75% of each co‑investment opportunity in our target asset classes. Our independent directors periodically review our Manager’s and Starwood Capital Group’s compliance with the co‑investment provisions described above, but they do not approve each co‑investment by the Starwood Private Real Estate Fund and us unless the amount of capital we invest in the proposed co‑investment otherwise requires the review and approval of our independent directors pursuant to our investment guidelines. Pursuant to the exclusivity provisions of the Starwood Private Real Estate Fund, our investment strategy may not include either (i) equity interests in real estate or (ii) “near‑term loan to own” investments, in each case (of both (i) and (ii)) if such investments are expected, at the time such investment is made, to produce an internal rate of return (“IRR”) in excess of 14%. Therefore, our board of directors does not have the flexibility to expand our investment strategy to include equity interests in real estate or “near‑ term loan to own” investments with such an IRR expectation.

Our Manager, Starwood Capital Group and their respective affiliates may sponsor or manage a U.S. publicly traded investment vehicle that invests generally in real estate assets but not primarily in our target assets, or a potential competing vehicle. Our Manager and Starwood Capital Group have also agreed that for so long as the management agreement is in effect and our Manager and Starwood Capital Group are under common control, no entity controlled by Starwood Capital Group will sponsor or manage a potential competing vehicle or private or foreign competing vehicle unless Starwood Capital Group adopts a policy that either (i) provides for the fair and equitable allocation of investment opportunities among all such vehicles and us or (ii) provides us the right to co‑invest with such vehicles, in each case subject to the suitability of each investment opportunity for the particular vehicle and us and each such vehicle’s and our availability of cash for investment. To the extent that we have co‑investment rights with these vehicles in the future, there can be no assurance that these future rights will entitle us to a similar percentage allocation as we currently have with respect to the Starwood Private Real Estate Fund.

To the extent that our Manager and Starwood Capital Group adopt the investment allocation policy described in the preceding paragraph in the future, we may nonetheless compete with one or more of these vehicles for investment opportunities sourced by our Manager and Starwood Capital Group. As a result, we may either not be presented with the opportunity or may have to compete with these vehicles to acquire these investments. Some or all of our executive officers, the members of the investment committee of our Manager and other key personnel of our Manager would likely be responsible for selecting investments for these vehicles and they may choose to allocate favorable investments to one or more of these vehicles instead of to us.

Our board of directors has adopted a policy with respect to any proposed investments by our directors or officers or the officers of our Manager, which we refer to as the covered persons, in any of our target asset classes. This policy provides that any proposed investment by a covered person for his or her own account in any of our target asset classes will be permitted if the capital required for the investment does not exceed the personal investment limit. To the extent that a proposed investment exceeds the personal investment limit, we expect that our board of directors will only permit the covered person to make the investment (i) upon the approval of the disinterested directors or (ii) if the proposed investment otherwise complies with terms of any other related party transaction policy our board of directors has adopted. Subject to compliance with all applicable laws, these individuals may make investments for their own account in our target assets which may present certain conflicts of interest not addressed by our current policies.

We pay our Manager substantial base management fees regardless of the performance of our portfolio. Our Manager’s entitlement to a base management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk‑adjusted returns for our portfolio. This in turn could hurt both our ability to make distributions to our stockholders and the market price of our common stock.

Excluding our operating subsidiaries, we do not have any employees except for Andrew Sossen, our Chief Operating Officer, Executive Vice President, General Counsel and Chief Compliance Officer, and Rina Paniry, our Chief Financial Officer, Treasurer and Chief Accounting Officer, whom Starwood Capital Group has seconded to us exclusively. Mr. Sossen and Ms. Paniry are also employees of other entities affiliated with our Manager and, as a result, are subject to potential conflicts of interest in service as our employees and as employees of such entities.

The management agreement with our Manager was not negotiated on an arm’s‑length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party and may be costly and difficult to terminate.

Certain of our executive officers and two of our six directors are executives of Starwood Capital Group. Our management agreement with our Manager was negotiated between related parties and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

Termination of the management agreement with our Manager without cause is difficult and costly. Our independent directors will review our Manager’s performance and the management fees annually and the management agreement may be terminated annually upon the affirmative vote of at least two‑thirds of our independent directors based upon: (i) our Manager’s unsatisfactory performance that is materially detrimental to us, or (ii) a determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two‑thirds of our independent directors. Our Manager will be provided 180 days prior notice of any such a termination. Additionally, upon such a termination, the management agreement provides that we will pay our Manager a termination fee equal to three times the sum of the average annual base management fee and incentive fee received by our Manager during the prior 24‑month period before such termination, calculated as of the end of the most recently completed fiscal quarter. These provisions may increase the cost to us of terminating the management agreement and adversely affect our ability to terminate our Manager without cause.

The initial term of our management agreement with our Manager, and the initial term of the investment advisory agreement between our Manager and Starwood Capital Group Management, LLC, expired on August 17, 2012, with automatic one‑year renewals thereafter; provided, however, that our Manager may terminate the management agreement annually upon 180 days prior notice. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to continue to execute our business plan.

Pursuant to the management agreement, our Manager does not assume any responsibility other than to render the services called for thereunder and is not responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our Manager maintains a contractual as opposed to a fiduciary relationship with us. Under the terms of the management agreement, our Manager, its officers, members, personnel, any person controlling or controlled by our Manager and any person providing sub‑advisory services to our Manager will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the management agreement, except because of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the management agreement. In addition, we have agreed to indemnify our Manager, its officers, stockholders, members, managers, directors, personnel, any person controlling or controlled by our Manager and any person providing sub‑advisory services to our Manager with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts or omissions of our Manager not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the management agreement.

The incentive fee payable to our Manager under the management agreement is payable quarterly and is based on our core earnings and, therefore, may cause our Manager to select investments in more risky assets to increase its incentive compensation.

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

Core earnings is not a measure calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and is defined within Item 7 – Non-GAAP Financial Measures in this Annual Report on Form 10-K.

Certain agreements with Colony Starwood Homes (formerly known as Starwood Waypoint Residential Trust) may not reflect terms that would have resulted from arm’s‑length negotiations among unaffiliated third parties.

As described above, on January 31, 2014, we distributed all of the common shares of Colony Starwood Homes (formerly known as Starwood Waypoint Residential Trust), our former wholly-owned subsidiary, to our stockholders of record on January 24, 2014, which completed the spin-off of our former SFR segment.  The terms of the agreements related to the separation, including a separation and distribution agreement, dated January 16, 2014 (the “Separation Agreement”), were negotiated in the context of the separation while Colony Starwood Homes was still a part of us and, accordingly, may not reflect terms that would have resulted from arm’s‑length negotiations among unaffiliated third parties.

In the Separation Agreement, we agreed to indemnify Colony Starwood Homes and its affiliates and representatives against losses arising from: (a) any liability of ours or our subsidiaries (excluding any liabilities related to Colony Starwood Homes); (b) any failure of us and our subsidiaries (other than Colony Starwood Homes and its subsidiaries) (collectively, the “Starwood Group”) to pay, perform or otherwise promptly discharge any liability listed under (a) above in accordance with their respective terms, whether prior to, at or after the time of effectiveness of the Separation Agreement; (c) any breach by any member of the Starwood Group of any provision of the Separation Agreement and any agreements ancillary thereto (if any), subject to any limitations of liability provisions and other provisions applicable to any such breach set forth therein; and (d) any untrue statement or alleged untrue statement of a material fact or omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, with respect to all information contained in Colony Starwood Homes’ information statement or the registration statement of which Colony Starwood Homes’ information statement is a part that relates solely to any assets owned, directly or indirectly by us, other than Colony Starwood Homes’ initial portfolio of assets, which included all of our single‑family rental homes and distressed and non‑performing residential mortgage loans and certain cash transferred to Colony Starwood Homes or its subsidiaries by us. Any indemnification payments that we may be required to make could have a significantly negative effect on our liquidity and results of operations.

Our conflicts of interest policy may not adequately address all of the conflicts of interest that may arise with respect to our investment activities and also may limit the allocation of investments to us.

In order to avoid any actual or perceived conflicts of interest with our Manager, Starwood Capital Group, any of their affiliates or any investment vehicle sponsored or managed by Starwood Capital Group or any of its affiliates, which we refer to as the Starwood parties, we have adopted a conflicts of interest policy to specifically address some of the conflicts relating to our investment opportunities. Although under this policy the approval of a majority of our independent directors is required to approve (i) any purchase of our assets by any of the Starwood parties and (ii) any purchase by us of any assets of any of the Starwood parties, there is no assurance that this policy will be adequate to address all of the conflicts that may arise or will address such conflicts in a manner that results in the allocation of a particular investment opportunity to us or is otherwise favorable to us. In addition, the Starwood Private Real Estate Fund currently, and additional competing vehicles may in the future, participate in some of our investments, possibly at a more senior level in the capital structure of the underlying borrower and related real estate than our investment. Our interests in such investments may also conflict with the interests of these entities in the event of a default or restructuring of the investment. Participating investments will not be the result of arm’s length negotiations and will involve potential conflicts between our interests and those of the other participating entities in obtaining favorable terms. Since certain of our executives are also executives of Starwood Capital Group, the same personnel may determine the price and terms for the investments for both us and these entities and there can be no assurance that any procedural protections, such as obtaining market prices or other reliable indicators of fair value, will prevent the consideration we pay for these investments from exceeding their fair value or ensure that we receive terms for a particular investment opportunity that are as favorable as those available from an independent third party.

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

Risks Related to Our Company

Our board of directors has in the past and may in the future at any time change one or more of our investment strategy or guidelines, financing strategy or leverage policies without stockholder consent.

Our board of directors has in the past and may in the future at any time change one or more of our investment strategy or guidelines, financing strategy or leverage policies with respect to investments, acquisitions, growth, operations, indebtedness, capitalization and distributions without the consent of our stockholders, which could result in an investment portfolio with a different risk profile. Any change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations. These changes could adversely affect our financial condition, results of operations, the market price of our common stock and our ability to make distributions to our stockholders.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

Our business is highly dependent on communications and information systems of Starwood Capital Group. Any failure or interruption of Starwood Capital Group’s systems could cause delays or other problems, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

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

•the profitability of the investment of the net proceeds from our equity offerings;

•our ability to make profitable investments;

•margin calls or other expenses that reduce our cash flow;

•defaults in our asset portfolio or decreases in the value of our portfolio; and

•the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

As a result, no assurance can be given that we will be able to continue to make distributions to our stockholders in the future or that the level of any future distributions we do make to our stockholders will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect us.

In addition, distributions that we make to our stockholders are generally taxable to our stockholders as ordinary income. However, a portion of our distributions may be designated by us as long‑term capital gains to the extent that they are attributable to capital gain income recognized by us or may constitute a return of capital to the extent that they exceed our earnings and profits as determined for tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock.

Changes in accounting rules could occur at any time and could impact us in significantly negative ways that we are unable to predict or protect against.

As has been widely publicized, the SEC, the Financial Accounting Standards Board and other regulatory bodies that establish the accounting rules applicable to us have proposed or enacted a wide array of changes to accounting rules over the last several years. Moreover, in the future these regulators may propose additional changes that we do not currently anticipate. Changes to accounting rules that apply to us could significantly impact our business or our reported financial performance in negative ways that we cannot predict or protect against. We cannot predict whether any changes to current accounting rules will occur or what impact any codified changes will have on our business, results of operations, liquidity or financial condition.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes‑Oxley Act could have a material adverse effect on our business and stock price.

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes‑Oxley Act of 2002. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business or changes in applicable accounting rules. We cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we believe that internal controls were effective. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal control over financial reporting as of the required dates. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially and adversely affect us by, for example, leading to a decline in our stock price and impairing our ability to raise capital.

Risks Related to Sources of Financing

Our access to sources of financing may be limited and thus our ability to maximize our returns may be adversely affected.

Our financing sources currently include our credit agreements, our master repurchase agreements, our convertible senior notes, our mortgage debt on certain investment properties and common stock offerings. Subject to market conditions and availability, we may seek additional sources of financing in the form of bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities, structured financing arrangements, public and private equity and debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements.

Our access to additional sources of financing will depend upon a number of factors, over which we have little or no control, including:

•general market conditions;

•the market’s view of the quality of our assets;

•the market’s perception of our growth potential;

•our current and potential future earnings and cash distributions; and

•the market price of the shares of our common stock.

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

Our significant indebtedness subjects us to increased risk of loss and may reduce cash available for distributions to our stockholders.

We currently have a significant amount of indebtedness outstanding.  As of December 31, 2015, our total consolidated indebtedness was $5.4 billion. Our outstanding indebtedness currently includes our credit agreements, our repurchase agreements, our convertible senior notes and mortgage debt on certain investment properties. Subject to market conditions and availability, we may incur additional debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. Our governing documents contain no limitation on the amount of debt we may incur. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. However, under our current repurchase agreements and bank credit facility, our total leverage may not exceed 75% of total assets (as defined therein), as adjusted to remove the impact of bona‑fide loan sales that are accounted for as financings and the consolidation of VIEs pursuant to GAAP. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt subjects us to many risks that, if realized, would materially and adversely affect us, including the risk that:

•our cash flow from operations may be insufficient to make required payments of principal of and interest on the debt or we may fail to comply with all of the other covenants contained in the debt, which is likely to result in (i) acceleration of such debt (and any other debt containing a cross‑default or cross‑acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all, (ii) our inability to borrow unused amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements and/or (iii) the loss of some or all of our assets to foreclosure or sale;

•our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase with higher financing costs;

•we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, stockholder distributions or other purposes; and

•we may not be able to refinance debt that matures prior to the investment it was used to finance on favorable terms, or at all.

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

Our primary interest rate exposures relate to the following:

•changes in interest rates may affect the yield on our investments and the financing cost of our debt, as well as the performance of our interest rate swaps that we utilize for hedging purposes, which could result in operating losses for us should interest expense exceed interest income;

•declines in interest rates may reduce the yield on existing floating rate assets and/or the yield on prospective investments;

•changes in the level of interest rates may affect our ability to source investments;

•increases in the level of interest rates may negatively impact the value of our investments and our ability to realize gains from the disposition of assets;

•increases in the level of interest rates may (x) increase the credit risk of our assets by negatively impacting the ability of our borrowers to pay debt service on our floating rate loan assets or our ability to refinance our assets upon maturity, and (y) negatively impact the value of the real estate collateral supporting our investments through the impact such increases can have on property valuation capitalization rates; and

•changes in interest rates and/or the differential between U.S. dollar interest rates and those of non‑dollar currencies in which we invest can adversely affect the value of our non‑dollar assets and/or associated currency hedging transactions.

Our warehouse facilities may limit our ability to acquire assets, and we may incur losses if the collateral is liquidated.

We utilize warehouse facilities pursuant to which we accumulate mortgage loans in anticipation of a securitization financing, which assets are pledged as collateral for such facilities until the securitization transaction is consummated. In order to borrow funds to acquire assets under any additional warehouse facilities, we expect that our lenders thereunder would have the right to review the potential assets for which we are seeking financing. We may be unable to obtain the consent of a lender to acquire assets that we believe would be beneficial to us and we may be unable to obtain alternate financing for such assets. In addition, no assurance can be given that a securitization transaction would be consummated with respect to the assets being warehoused. If the securitization is not consummated, the lender could liquidate the warehoused collateral and we would then have to pay any amount by which the original purchase price of the collateral assets exceeds its sale price, subject to negotiated caps, if any, on our exposure. In addition, regardless of whether the securitization is consummated, if any of the warehoused collateral is sold before the consummation, we would have to bear any resulting loss on the sale. No assurance can be given that we will be able to obtain additional warehouse facilities on favorable terms, or at all.

The utilization of any of our repurchase facilities is subject to the pre‑approval of the lender.

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

We are subject to various restrictive covenants contained in our existing financing arrangements and may become subject to additional covenants in connection with future financings. Our credit agreement contains covenants that restrict our ability to incur additional debt or liens, make certain investments or acquisitions, merge, consolidate or transfer or dispose of substantially all of our assets or otherwise dispose of property and assets, pay dividends and make certain other restricted payments, change the nature of our business, or enter into transactions with affiliates. The credit agreement, as well as our master repurchase agreements, each requires us to maintain compliance with various financial covenants, including a minimum tangible net worth and cash liquidity, and specified financial ratios, such as total debt to total assets and EBITDA to fixed charges. These covenants may limit our flexibility to pursue certain investments or incur additional debt. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We may also be subject to cross‑default and acceleration rights and, with respect to collateralized debt, the posting of additional collateral and foreclosure rights upon default. Further, this could also make it difficult for us to satisfy the distribution requirements necessary to maintain our status as a REIT for U.S. federal income tax purposes.

These types of financing arrangements also involve the risk that the market value of the loans pledged or sold by us to the repurchase agreement counterparty or provider of the bank credit facility may decline in value, in which case the lender may require us to provide additional collateral or to repay all or a portion of the funds advanced. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. Posting additional collateral would reduce our liquidity and limit our ability to leverage our assets. If we cannot meet these requirements, the lender could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from them, which could materially and adversely affect our financial condition and ability to continue to implement our business plan. In addition, in the event that the lender files for bankruptcy or becomes insolvent, our loans may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to bank credit facilities and increase our cost of capital.

If one or more of our Manager’s executive officers are no longer employed by our Manager, the financial institutions providing us financing may not provide future financing to us, which could materially and adversely affect us.

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

We directly or indirectly utilize non‑recourse securitizations, and such structures expose us to risks that could result in losses to us.

We utilize non‑recourse securitizations of our investments in mortgage loans to the extent consistent with the maintenance of our REIT qualification and exemption from the Investment Company Act in order to generate cash for funding new investments and/or to leverage existing assets. In most instances, this involves us transferring our loans to a special purpose securitization entity in exchange for cash. In some sale transactions, we also retain a subordinated interest in the loans sold. The securitization of our portfolio investments might magnify our exposure to losses on those portfolio investments because the subordinated interest we retain in the loans sold would be subordinate to the senior interest in the loans sold, and we would, therefore, absorb all of the losses sustained with respect to a loan sold before the owners of the senior interest experience any losses. Moreover, we cannot be assured that we will be able to access the securitization market in the future, or be able to do so at favorable rates. The inability to consummate securitizations of our portfolio investments to finance our investments on a long‑term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to continue to grow our business.

We may not have the ability to raise funds on acceptable terms necessary to settle conversions of our outstanding convertible senior notes or to purchase our outstanding convertible senior notes upon a fundamental change.

       As of December 31, 2015, we had $1.4 billion in principal amount of convertible senior notes outstanding. If a fundamental change within the meaning of our outstanding convertible senior notes occurs, holders of those notes will have the right to require us to purchase for cash any or all of their notes. The fundamental change purchase price will equal 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest thereon. In addition, upon conversion of the convertible senior notes, we will be required to make cash payments in respect of the notes being converted, unless we elect to settle the conversion entirely in shares of our common stock. However, we may not have sufficient funds at the time we are required to purchase the notes surrendered therefor or to make cash payments on the notes being converted, and we may not be able to arrange necessary financing on acceptable terms. If we were unable to raise necessary funding on acceptable terms, our operating results and financial position could be negatively impacted if we were required to repurchase the notes or to pay cash upon conversion.

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

Subject to maintaining our qualification as a REIT, we pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity varies in scope based on the level and volatility of interest rates, exchange rates, the types of assets held and other changing market conditions. Hedging may fail to protect or could adversely affect us because, among other things:

•interest rate, currency and/or credit hedging can be expensive and may result in us receiving less interest income;

•available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

•due to a credit loss, prepayment or asset sale, the duration of the hedge may not match the duration of the related asset or liability;

•the amount of income that a REIT may earn from hedging transactions (other than hedging transactions that satisfy certain requirements of the Code or that are done through a TRS) to offset losses is limited by U.S. federal tax provisions governing REITs;

•the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•the hedging counterparty owing money in the hedging transaction may default on its obligation to pay.

In addition, we may fail to recalculate, readjust or execute hedges in an efficient manner.

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

We record derivative and hedging transactions in accordance with GAAP. Under these standards, we may fail to qualify for, or choose not to elect, hedge accounting treatment for a number of reasons, including if we use instruments that do not meet the definition of a derivative (such as short sales), we fail to satisfy hedge documentation and hedge effectiveness assessment requirements or our instruments are not highly effective. If we fail to qualify for, or choose not to elect, hedge accounting treatment, our operating results may be volatile because changes in the fair value of the derivatives that we enter into may not be offset by a change in the fair value of the related hedged transaction or item.

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

We cannot assure you that we will be able to identify additional assets that meet our investment objective, that we will be successful in consummating any investment opportunities we identify or that one or more investments we may make will yield attractive risk‑adjusted returns. Our inability to do any of the foregoing likely would materially and adversely affect our results of operations and cash flows and our ability to make distributions to our stockholders.

The lack of liquidity in our investments may adversely affect our business.

The lack of liquidity of our investments in real estate loans and investments, other than certain of our investments in mortgage‑backed securities (“MBS”), may make it difficult for us to sell such investments if the need or desire arises. Many of the securities we purchase are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or their disposition except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws. In addition, certain investments such as B‑Notes, mezzanine loans and bridge and other loans are also particularly illiquid investments due to their short life, their potential unsuitability for securitization and/or the greater difficulty of recovery in the event of a borrower default. As a result, many of our current investments are, and our future investments will be, illiquid and if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our Manager has or could be attributed with material non‑public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

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

We make preferred equity investments. These investments involve a higher degree of risk than conventional debt financing due to a variety of factors, including their non‑collateralized nature and subordinated ranking to other loans and liabilities of the entity in which such preferred equity is held. Accordingly, if the issuer defaults on our investment, we would only be able to proceed against such entity in accordance with the terms of the preferred security, and not against any property owned by such entity. Furthermore, in the event of bankruptcy or foreclosure, we would only be able to recoup our investment after all lenders to, and other creditors of, such entity are paid in full. As a result, we may lose all or a significant part of our investment, which could result in significant losses.

Our commercial construction lending may expose us to increased lending risks.

Our commercial construction lending may expose us to increased lending risks. At December 31, 2015, our loan portfolio consisted of $1.3 billion of commercial real estate construction loans. Construction loans generally expose a lender to greater risk of non‑payment and loss than permanent commercial mortgage loans because repayment of the loans often depends on the borrower’s ability to secure permanent “take‑out” financing, which requires the successful completion of construction and stabilization of the project, or operation of the property with an income stream sufficient to meet operating expenses, including debt service on such replacement financing. For construction loans, increased risks include the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction—all of which may be affected by unanticipated construction delays and cost over‑runs. Such loans typically involve an expectation that the borrower’s sponsors will contribute sufficient equity funds in order to keep the loan “in balance,” and the sponsors’ failure or inability to meet this obligation could result in delays in construction or an inability to complete construction. Commercial construction loans also expose the lender to additional risks of contractor non‑performance, or borrower disputes with contractors resulting in mechanic’s or materialmen’s liens on the property and possible further delay in construction. In addition, since such loans generally entail greater risk than mortgage loans on income producing property, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with such loans. Further, as the lender under a construction loan, we may be obligated to fund all or a significant portion of the loan at one or more future dates. We may not have the funds available at such future date(s) to meet our funding obligations under the loan. In that event, we would likely be in breach of the loan unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. In addition, many of our construction loans have multiple lenders and if another lender fails to fund we could be faced with the choice of either funding for that defaulting lender or suffering a delay or protracted interruption in the progress of construction.

We operate in a highly competitive market for investment opportunities and competition may limit our ability to acquire desirable investments in our target assets and could also affect the pricing of these securities.

We operate in a highly competitive market for investment opportunities. Our profitability depends, in large part, on our ability to acquire our target assets at attractive prices. In acquiring our target assets, we compete with a variety of institutional investors, including other REITs, commercial and investment banks, specialty finance companies, public and private funds (including other funds managed by Starwood Capital Group), commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Several other REITs have recently raised significant amounts of capital and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. government, if we are not eligible to participate in programs established by the U.S. government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, competition for investments in our target assets may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target assets may be limited in the future and we may not be able to continue to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make additional investments that are consistent with our investment objectives.

The commercial mortgage loans we originate or acquire and the mortgage loans underlying our CMBS investments are subject to the ability of the commercial property owner to generate net income from operating the property as well as the risks of delinquency and foreclosure.

Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that may be greater than similar risks associated with loans made on the security of single‑family residential property. The ability of a borrower to repay a loan secured by an income‑producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income‑producing property can be adversely affected by, among other things,

•tenant mix;

•success of tenant businesses;

•property management decisions;

•property location, condition and design;

•competition from comparable types of properties;

•changes in laws that increase operating expenses or limit rents that may be charged;

•changes in national, regional or local economic conditions and/or specific industry segments, including the credit and securitization markets;

•declines in regional or local real estate values;

•declines in regional or local rental or occupancy rates;

•increases in interest rates, real estate tax rates and other operating expenses;

•costs of remediation and liabilities associated with environmental conditions;

•the potential for uninsured or underinsured property losses;

•changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance; and

•acts of God, terrorist attacks, social unrest and civil disturbances.

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to our stockholders. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor‑in‑possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

Our investments in CMBS are generally subject to losses.

Our investments in CMBS are subject to losses. In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or B‑Note, if any, then by the “first loss” subordinated security holder (generally, the “B‑Piece” buyer) and then by the holder of a higher‑rated security. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, mezzanine loans or B‑Notes, and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related CMBS, there would be an increased risk of loss. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments.

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

Challenging economic conditions have affected the financial strength of many commercial, multi‑family and other tenants and have resulted in increased rent delinquencies and decreased occupancy. Continuing economic challenges may lead to decreased occupancy, decreased rents or other declines in income from, or the value of, commercial, multi‑family and manufactured housing community real estate.

In past years, declining commercial real estate values, coupled with tighter underwriting standards for commercial real estate loans, prevented many commercial borrowers from refinancing their mortgages, which resulted in increased delinquencies and defaults on commercial, multi‑family and other mortgage loans. Past declines in commercial real estate values have also resulted in reduced borrower equity, further hindering borrowers’ ability to refinance in an environment of increasingly restrictive lending standards and giving them less incentive to cure delinquencies and avoid foreclosure. The lack of refinancing opportunities in past years has impacted and could impact in the future, in particular, mortgage loans that do not fully amortize and on which there is a substantial balloon payment due at maturity, because borrowers generally expect to refinance these types of loans on or prior to their maturity date. There are substantial amounts of U.S. mortgage loans with balloon payment obligations in excess of their respective current property values that are maturing over the next two years. Finally, declining commercial real estate values and the associated increases in loan‑to‑value ratios would result in lower recoveries on foreclosure and an increase in losses above those that would have been realized had commercial property values remained the same or increased. Continuing defaults, delinquencies and losses would further decrease property values, thereby resulting in additional defaults by commercial mortgage borrowers, further credit constraints and further declines in property values.

In addition to credit factors previously affecting CMBS, the fallout from the downturn in the RMBS market and markets for other asset‑backed and structured products in past years could re-emerge and affect the CMBS market by contributing to a decline in the market value and liquidity of securitized investments such as CMBS, even if such CMBS are performing as expected. All of these factors may impact the demand for CMBS and the value of CMBS investments, especially subordinated classes of CMBS.

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

Any investments in corporate bank debt and debt securities of commercial real estate operating or finance companies are subject to the specific risks relating to the particular companies and to the general risks of investing in real estate‑related loans and securities, which may result in significant losses.

We may invest in corporate bank debt and in debt securities of commercial real estate operating or finance companies. These investments involve special risks relating to the particular company, including its financial condition, liquidity, results of operations, business and prospects. In particular, the debt securities are often non‑collateralized and may also be subordinated to its other obligations. We also invest in debt securities of companies that are not rated or are rated non‑investment grade by one or more rating agencies. Investments that are not rated or are rated non‑investment grade have a higher risk of default than investment grade rated assets and therefore may result in losses to us. We have not adopted any limit on such investments.

These investments also subject us to the risks inherent with real estate‑related investments, including:

•risks of delinquency and foreclosure, and risks of loss in the event thereof;

•the dependence upon the successful operation of, and net income from, real property;

•risks generally incident to interests in real property; and

•risks specific to the type and use of a particular property.

These risks may adversely affect the value of our investments in commercial real estate operating and finance companies and the ability of the issuers thereof to make principal and interest payments in a timely manner, or at all, and could result in significant losses.

Investments in non‑conforming and non‑investment grade rated loans or securities involve increased risk of loss.

Many of our investments do not conform to conventional loan standards applied by traditional lenders and either are not rated or rated as non‑investment grade by the rating agencies. The non‑investment grade ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, these investments have a higher risk of default and loss than investment grade rated assets. Any loss we incur may be significant and may reduce distributions to our stockholders and adversely affect the market value of our common stock. There are no limits on the percentage of unrated or non‑investment grade rated assets we may hold in our investment portfolio.

Any credit ratings assigned to our investments are subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.

Some of our investments are rated by Moody’s Investors Service, Inc., Fitch Ratings, Inc., Standard & Poor’s Ratings Services, DBRS, Inc., Kroll Bond Rating Agency, Inc. or Morningstar Credit Ratings, LLC. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower‑than‑expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

The B‑Notes that we acquire may be subject to additional risks related to the privately negotiated structure and terms of the transaction, which may result in losses to us.

We invest in B‑Notes. A B‑Note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A‑Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for a B‑Note holder after payment to the A‑Note holder. However, because each transaction is privately negotiated, B‑Notes can vary in their structural characteristics and risks. For example, the rights of holders of B‑Notes to control the process following a borrower default may vary from transaction to transaction. Further, B‑Notes typically are secured by a single property and so reflect the risks associated with significant concentration. Significant losses related to our B‑Notes would result in operating losses for us and may limit our ability to make distributions to our stockholders.

Our mezzanine loans involve greater risks of loss than senior loans secured by income‑producing properties.

We invest in mezzanine loans, which sometimes take the form of subordinated loans secured by second mortgages on the underlying property or more commonly take the form of loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long‑term senior mortgage lending secured by income‑producing real property because the loan may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan‑to‑value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine loans would result in operating losses for us and may limit our ability to make distributions to our stockholders.

Bridge loans involve a greater risk of loss than traditional investment‑grade mortgage loans with fully insured borrowers.

We may acquire bridge loans secured by first lien mortgages on a property to borrowers who are typically seeking short‑term capital to be used in an acquisition, construction or rehabilitation of a property, or other short‑term liquidity needs. The typical borrower under a bridge loan has usually identified an undervalued asset that has been under‑managed and/or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the bridge loan, and we bear the risk that we may not recover some or all of our initial expenditure.

In addition, borrowers usually use the proceeds of a conventional mortgage to repay a bridge loan. A bridge loan therefore is subject to the risk of a borrower’s inability to obtain permanent financing to repay the bridge loan. Bridge loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under bridge loans held by us, we bear the risk of loss of principal and non‑payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the bridge loan. To the extent we suffer such losses with respect to our bridge loans, the value of our company and the price of our shares of common stock may be adversely affected.

We purchase securities backed by subprime or alternative documentation residential mortgage loans, which are subject to increased risks.

We own non‑agency RMBS backed by collateral pools of mortgage loans that have been originated using underwriting standards that are less restrictive than those used in underwriting “prime” mortgage loans. These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories, mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgaged property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, including increased interest rates and lower home prices, as well as aggressive lending practices, subprime mortgage loans have in recent periods experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with subprime mortgage loans and alternative documentation, or Alt-A, mortgage loans, the performance of non‑agency RMBS backed by subprime mortgage loans and Alt-A mortgage loans that we acquire could be correspondingly adversely affected, which could adversely impact our results of operations, financial condition and business.

The residential mortgage loans that underlie the RMBS we acquire, are subject to risks particular to investments secured by mortgage loans on residential property.

Residential mortgage loans are secured by single family residential property and are subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a loan secured by a residential property typically is dependent upon the income and/or assets of the borrower. A number of factors may impair borrowers’ abilities to repay their loans, including:

•changes in the borrowers’ income or assets;

•acts of God, which may result in uninsured losses;

•acts of war or terrorism, including the consequences of such events;

•adverse changes in national and local economic and market conditions;

•changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance;

•costs of remediation and liabilities associated with environmental conditions; and

•the potential for uninsured or under‑insured property losses.

In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor‑in‑possession to the extent the lien is unenforceable under state law.

We may acquire non‑agency RMBS, which are backed by residential property but, in contrast to agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation and, in the case of the Government National Mortgage Association, the U.S. government. Our investments in RMBS are subject to the risks of defaults, foreclosure timeline extension, fraud, home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal, accompanying the underlying residential mortgage loans. To the extent that assets underlying our investments are concentrated geographically, by property type or in certain other respects, we may be subject to certain of the foregoing risks to a greater extent. In the event of defaults on the residential mortgage loans that underlie our investments in agency RMBS and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our investments and we may incur a loss on these investments.

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

We generally receive payments from principal payments that are made on our mortgage assets, including residential mortgage loans underlying the agency RMBS or the non‑agency RMBS that we acquire. When borrowers prepay their mortgage loans faster than expected, it results in prepayments that are faster than expected. Faster than expected prepayments could adversely affect our profitability and our ability to recoup our cost of certain investments purchased at a premium over par value, including in the following ways:

•We may purchase RMBS that have a higher interest rate than the prevailing market interest rate at the time. In exchange for this higher interest rate, we may pay a premium over the par value to acquire our mortgage asset. In accordance with GAAP, we may amortize this premium over the estimated term of our mortgage asset. If our mortgage asset is prepaid in whole or in part prior to its maturity date, however, we may be required to expense the allocable portion of the premium at the time of the prepayment.

•Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, making it unlikely that we would be able to reinvest the proceeds of any prepayment in mortgage assets of similar quality and terms (including yield). If we are unable to invest in similar mortgage assets, we would be adversely affected.

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

To the extent that we invest in agency RMBS backed by ARMs, we may finance these investments with borrowings that have interest rates that adjust more frequently than the interest rates of those agency RMBS or the ARMs that back those RMBS. Accordingly, if short‑term interest rates increase, our borrowing costs may increase faster than the interest rates on agency RMBS backed by ARMs adjust. As a result, in a period of rising interest rates, we could experience a decrease in net income or a net loss. In most cases, the interest rates on our agency RMBS and on our borrowings will not be identical, thereby potentially creating an interest rate mismatch between our investments and our borrowings. While the historical spread between relevant short‑term interest rate indices has been relatively stable, there have been periods when the spread between these indices was volatile. During periods of changing interest rates, these interest rate index mismatches could reduce our net income or produce a net loss, and adversely affect our ability to make distributions and the market price of our common stock.

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

Changes in interest rates affect our net interest income, which is the difference between the interest income we earn on our interest‑earning investments and the interest expense we incur in financing these investments. Changes in the level of interest rates also may affect our ability to originate and acquire assets, the value of our assets and our ability to realize gains from the disposition of assets. Changes in interest rates may also affect borrower default rates. In a period of rising interest rates, our interest expense could increase, while the interest we earn on our fixed‑rate debt investments would not change, adversely affecting our profitability. Our operating results depend in large part on differences between the income from our assets, net of credit losses, and our financing costs. We anticipate that for any period during which our assets are not match‑funded, the income from such assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates may significantly influence our net income. Interest rate fluctuations resulting in our interest expense exceeding interest income would result in operating losses for us.

We may invest in distressed and non-performing commercial loans which could subject us to increased risks relative to performing loans, which may result in losses to us.

We may invest in distressed and non-performing commercial mortgage loans, which are subject to increased risks of loss. Such loans may be or become non-performing for a variety of reasons, including, without limitation, because the underlying property is too highly leveraged or the borrower falls upon financial distress, in either case, resulting in the borrower being unable to meet its debt service obligations. Such loans may require a substantial amount of workout negotiations and/or restructuring, which may divert the attention of our Manager from other activities and may entail, among other things, a substantial reduction in the interest rate and a substantial write-down of the principal of the loan. Moreover, the ability to implement a successful restructuring entails a high degree of uncertainty, and there can be no assurance that our Manager would be able to implement any such restructuring on favorable terms or at all.

The financial or operating difficulties relating to the distressed or non-performing loan may never be overcome and may cause the borrower to become subject to bankruptcy or other similar administrative proceedings. In connection with any such proceeding, we may incur substantial or total losses on our investments and may become subject to certain additional potential liabilities that may exceed the value of our original investment therein. For example, under certain circumstances, a lender that has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In addition, under certain circumstances, payments to us may be reclaimed if any such payment is later determined to have been a fraudulent conveyance, preferential payment, or similar transaction under applicable bankruptcy and insolvency laws.

Alternatively, in the future, we may find it necessary or desirable to foreclose on one of these loans, and the foreclosure process may be lengthy and expensive. Borrowers or junior lenders may resist mortgage foreclosure actions by asserting numerous claims, counterclaims and defenses against us. Any costs or delays involved in the effectuation of a foreclosure of the loan or a liquidation of the underlying property, or defending challenges brought after the completion of a foreclosure, will further reduce the proceeds and thus increase our loss.

We may experience a decline in the fair value of our assets.

A decline in the fair value of our assets may require us to recognize an “other‑than‑temporary” impairment against such assets under GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be other‑than‑temporarily impaired. Such impairment charges reflect non‑cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale.

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

Liability relating to environmental matters may impact the value of properties that we may purchase or acquire.

We may be subject to environmental liabilities arising from properties we own. Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances.

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

The presence of hazardous substances on a property we own may adversely affect our ability to sell the property and we may incur substantial remediation costs, thus harming our financial condition. The discovery of material environmental liabilities attached to such properties could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our stockholders.

We invest in commercial properties subject to net leases, which could subject us to losses.

We invest in commercial properties subject to net leases. Typically, net leases require the tenants to pay substantially all of the operating costs associated with the properties.  As a result, the value of, and income from, investments in commercial properties subject to net leases will depend, in part, upon the ability of the applicable tenant to meet its obligations to maintain the property under the terms of the net lease. If a tenant fails or becomes unable to so maintain a property, we will be subject to all risks associated with owning the underlying real estate. Under many net leases, however, the owner of the property retains certain obligations with respect to the property, including, among other things, the responsibility for maintenance and repair of the property, to provide adequate parking, maintenance of common areas and compliance with other affirmative covenants in the lease. If we were to fail to meet any such obligations, the applicable tenant could abate rent or terminate the applicable lease, which could result in a loss of our capital invested in, and anticipated profits from, the property.

We expect that some commercial properties subject to net leases in which we invest generally will be occupied by a single tenant and, therefore, the success of these investments will be materially dependent on the financial stability of each such tenant. A default of any such tenant on its lease payments to us would cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If a lease is terminated, we may also incur significant losses to make the leased premises ready for another tenant and experience difficulty or a significant delay in re-leasing such property.

In addition, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years.

We may acquire these investments through sale-leaseback transactions, which involve the purchase of a property and the leasing of such property back to the seller thereof. If we enter into a sale-leaseback transaction, our Manager will seek to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” for U.S. federal income tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, we cannot assure you that the Internal Revenue Service, or the IRS, will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the REIT distribution requirement for a taxable year.

Investments outside the U.S. that are denominated in foreign currencies subject us to foreign currency risks and to the uncertainty of foreign laws and markets, which may adversely affect our distributions and our REIT status.

Our investments outside the U.S. denominated in foreign currencies subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. As a result, changes in exchange rates of any such foreign currency to U.S. dollars may affect our income and distributions and may also affect the book value of our assets and the amount of stockholders’ equity.  In addition, these investments subject us to risks of multiple and conflicting tax laws and regulations, and other laws and regulations that may make foreclosure and the exercise of other remedies in the case of default more difficult or costly compared to U.S. assets, and political and economic instability abroad, any of which factors could adversely affect our receipt of returns on and distributions from these investments.

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

Certain of our investments are secured by European collateral. The ongoing situation relating to the high levels of sovereign debt of several countries, including Greece, Ireland, Italy, Spain and Portugal, the relatively low levels of economic growth in these countries and the undercapitalization and liquidity problems of many banks in the Eurozone, together with the risk of contagion to other, more financially stable countries, has continued to negatively impact the global financial markets. The situation has also raised a number of uncertainties regarding the stability and overall standing of the European Union. Any further deterioration in the global or Eurozone economy could have a significant adverse effect on our activities and the value of our European collateral.

In addition, we currently hold, and may acquire additional, assets that are denominated in Euros (including loans secured by such assets), such as assets in continental Europe. Any further deterioration in the Eurozone economy could have a material adverse effect on the value of our investment in such assets and amplify the currency risks faced by us.

If any country were to leave the Eurozone, or if the Eurozone were to break up entirely, the treatment of debt obligations previously denominated in Euros is uncertain. A number of issues would be raised, such as whether obligations which are expressed to be payable in Euros would be re‑denominated into a new currency. The answer to this and other questions is uncertain and would depend on the way in which the break‑up occurred and also on the nature of the transaction; the law governing it; which courts have jurisdiction in relation to it; the place of payment; and the place of incorporation of the payor. If we were to hold any investments in Euros at the time of any Eurozone exit or break‑up, this uncertainty and potential re‑denomination could have a material adverse effect on the value of our investments and the income from them.

We invest in equity interests in commercial real estate assets, which subjects us to the general risks of owning commercial real estate.

We acquire and manage equity interests in commercial real estate assets. The economic performance and value of these investments can be adversely affected by many factors that are generally applicable to most real estate, including the following:

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

Certain significant expenditures associated with an investment in commercial real estate assets (such as mortgage payments, real estate taxes and maintenance costs) generally do not decline when circumstances cause a reduction in income from the asset. Because real estate investments are relatively illiquid, our ability to vary any investments in commercial real estate assets promptly in response to economic or other conditions would be limited. This relative illiquidity could impede our ability to respond to adverse changes in the performance of such investments. No assurances can be given that the value of our equity investments in commercial real estate assets will not decrease in the future.

We face risks associated with acquisitions of commercial real estate assets.

Our acquisition of equity interests in commercial real estate assets is subject to, and the success of those assets may be adversely affected by, various risks, including those described below:

•	we and our Manager may be unable to meet required closing conditions;
•	we may be unable to finance acquisitions on favorable terms or at all;
•	acquired assets may fail to perform as expected;
•	our Manager’s estimates of the costs of repositioning or renovating acquired commercial real estate assets may be inaccurate;
•	we may not be able to obtain adequate insurance coverage for acquired commercial real estate assets;
•

acquisitions may be located in markets where we and our Manager have a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures;

•

our Manager may be unable to quickly and efficiently integrate new acquisitions of commercial real estate assets into our existing operations and, therefore, our results of operations and financial condition could be adversely affected; and

•

we may acquire equity interests in commercial real estate assets through a joint venture, and such investments could be adversely affected by our lack of sole decision-making authority and reliance upon a co-venturer’s financial condition.  In addition, if we co-invest with affiliates of our Manager, we may be obligated to pay fees to such affiliates and would be subject to a variety of conflicts of interest with such affiliates, including conflicts similar to those described under the section captioned “—Risks Related to Our Relationship with Our Manager.”

We make equity investments in commercial real estate assets subject to both known and unknown liabilities and without any recourse, or with only limited recourse to the seller thereof. As a result, if a liability were asserted against us arising from our ownership of those assets, we might have to pay substantial sums to settle it, which could adversely affect us. Unknown liabilities with respect to commercial real estate assets may include:

•	claims by tenants, vendors or other persons arising from dealing with the former owners of the assets;
•	liabilities incurred in the ordinary course of business;
•	claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the assets; and

•	liabilities for clean-up of undisclosed environmental contamination.

Risks Related to Our Investing and Servicing Segment and Our Acquisition of LNR

The business activities of our Investing and Servicing Segment, particularly our special servicing business, expose us to risks that we did not face prior to our acquisition of LNR.

Our Investing and Servicing Segment includes all business activities that we obtained in connection with our acquisition of LNR in April 2013 (excluding the consolidation of securitization VIEs).  In our Investing and Servicing Segment, we derive a substantial portion of our cash flows from the special servicing of pools of commercial mortgage loans. As special servicer, we typically receive fees based upon the outstanding balance of the loans that are being specially serviced by us. The balance of loans in special servicing where we act as special servicer could decline significantly and as such our servicing fees could likewise decline materially. The special servicing industry is highly competitive, and our inability to compete successfully with other firms to maintain our existing servicing portfolio and obtain future servicing opportunities could have a material and adverse impact on our future cash flows and results of operations. Because the right to appoint the special servicer for securitized mortgage loans generally resides with the holder of the “controlling class” position in the relevant trust and may migrate to holders of different classes of securities as additional losses are realized, our ability to maintain our existing servicing rights and obtain future servicing opportunities may require, in many cases, the acquisition of additional CMBS. Accordingly, our ability to compete effectively may depend, in part, on the availability of additional debt or equity capital to fund these purchases. Additionally, our existing servicing portfolio is subject to “run off,” meaning that mortgage loans serviced by us may be prepaid prior to maturity, refinanced with a mortgage not serviced by us, or liquidated through foreclosure, deed‑in‑lieu of foreclosure or other liquidation processes, or repaid through standard amortization of principal, resulting in lower servicing fees and/or lower returns on the subordinated securities owned by us. Improving economic conditions and property prices and declines in interest rates and greater availability of mortgage financing could reduce the incidence of assets going into special servicing and reduce our revenues from special servicing, including as a result of lower fees under new arrangements. The fair value of our servicing rights may decrease under the foregoing circumstances, resulting in losses.

The conduit operations in our Investing and Servicing Segment are subject to volatile market conditions and significant competition. In addition, the conduit business may suffer losses as a result of ineffective or inadequate hedges and credit issues.

The business activities in our Investing and Servicing Segment outside the United States subject us to currency risks. Most of the European investments and liabilities are denominated in currencies other than U.S. dollars, and we generally do not hedge currency risk with respect to our Investing and Servicing Segment. As a result, unfavorable changes in exchange rates could result in losses independent of the performance of the underlying business.

We operate a special servicing business, which has certain unique risks.

In connection with the special servicing of mortgage loans, a special servicer may, at the direction of the directing certificateholder, generally take actions with respect to the specially serviced mortgage loans that could adversely affect the holders of some or all of the more senior classes of CMBS. We may hold subordinated CMBS and we may or may not be the directing holder in any CMBS transaction in which we also act as special servicer. We may have conflicts of interest in exercising our rights as holder of subordinated classes of CMBS and in owning the entity that also acts as the special servicer for such transactions. It is possible that we, acting as the directing certificateholder for a CMBS transaction, may direct special servicer actions that conflict with the interests of certain other classes of the CMBS issued in that transaction. The special servicer is not permitted to take actions that are prohibited by law or that violate the applicable servicing standard or the terms of the applicable CMBS documentation or the applicable mortgage loan documentation, and we are subject to the risk of claims asserted by mortgage loan borrowers and the holders of other classes of CMBS that we have violated applicable law or, if applicable, the servicing standard and our other obligations under such CMBS documentation or mortgage loan documentation, as a result of actions we may take.

The business activities in our Investing and Servicing Segment are subject to an evolving regulatory environment that may affect certain aspects of these activities.

In our Investing and Servicing Segment, we acquire subordinated securities issued by and act as special servicer for securitizations. As a result of the dislocation of the credit markets, the securitization industry has become subject to additional regulation. In particular, pursuant to the Dodd‑Frank Wall Street Reform and Consumer Protection Act (the “Dodd‑Frank Act”), various federal agencies have promulgated a rule that generally requires issuers in securitizations to retain 5% of the risk associated with the securities. While the rule as adopted generally allows the purchase of the CMBS “B‑Piece” by a party not affiliated with the issuer to satisfy the risk retention requirement, current CMBS B‑Pieces are generally not large enough to fully satisfy the 5% requirement. The CMBS industry is currently in negotiations with those federal agencies to allow additional third parties to partner with traditional B‑Piece buyers and purchase the securities immediately senior to the B‑Piece in order to satisfy the 5% requirement in the rule. No assurance can be given that the agencies will permit such an arrangement. Accordingly, buyers of B‑Pieces such as us may be required to purchase larger B‑Pieces, potentially reducing returns on such investments. Additionally, the SEC recently promulgated additional regulations with respect to securitizations, which regulations generally include additional disclosure and reporting requirements. The additional regulations took effect in late November 2014, and certain compliance dates for the additional regulations occurred in late November 2015, with the remaining compliance dates set to occur in late November 2016. Certain of the regulations could pose additional risks to our participation in future securitizations or could reduce the economic incentives of participating in future securitizations.

One of the business activities in our Investing and Servicing Segment is investment in subordinated CMBS. The risks of investment in CMBS are magnified in the case of our Investing and Servicing Segment, where the principal payments received by the CMBS trust are made in priority to the higher rated securities.

CMBS are subject to the various risks that relate to the pool of underlying commercial mortgage loans and any other assets in which the CMBS represents an interest. In addition, CMBS are subject to additional risks arising from the geographic, property type and other types of concentrations in the pool of underlying commercial mortgage loans, which risks are magnified by the subordinated nature of the CMBS in which we invest in our Investing and Servicing Segment. In the event of defaults on the mortgage loans in the CMBS trusts, we bear a risk of loss on our related subordinated CMBS to the extent of deficiencies between the value of the collateral and the principal, accrued interest and unpaid fees and expenses on the mortgage loans, which may be offset to some extent by the special servicing fees received by us on those mortgage loans. The yield to maturity on the CMBS depends largely upon the price paid for the CMBS, which are generally sold at a discount at issuance and trade at even steeper discounts in the secondary markets. Further, the yield to maturity on CMBS depends, in significant part, upon the rate and timing of principal payments on the underlying mortgage loans, including both voluntary prepayments, if permitted, and involuntary prepayments, such as prepayments resulting from casualty or condemnation, defaults and liquidations or repurchases upon breaches of representations and warranties or document defects. Any changes in the weighted average lives of CMBS may adversely affect yield on the CMBS. Prepayments resulting in a shortening of weighted average lives of CMBS may be made at a time of low interest rates when we may be unable to reinvest the resulting payment of principal on the CMBS at a rate comparable to that being earned on the CMBS, while delays and extensions resulting in a lengthening of those weighted average lives may occur at a time of high interest rates when we may have been able to reinvest scheduled principal payments at higher rates.

The exercise of remedies and successful realization of liquidation proceeds relating to commercial mortgage loans underlying CMBS may be highly dependent on our performance as special servicer. We attempt to underwrite investments on a “loss‑adjusted” basis, which projects a certain level of performance. However, there can be no assurance that this underwriting accurately predicts the timing or magnitude of such losses. To the extent that this underwriting has incorrectly anticipated the timing or magnitude of losses, our business may be adversely affected. Some of the mortgage loans underlying the CMBS are already in default and additional loans may default in the future. In the case of such defaults, cash flows of CMBS investments held by us may be adversely affected as any reduction in the mortgage payments or principal losses on liquidation of any mortgage loan may be applied to the class of CMBS securities relating to such defaulted loans that we hold.

The market value of CMBS could fluctuate materially as a result of various risks that are out of our control and may result in significant losses.

The market value of CMBS investments could fluctuate materially over time as the result of changes in mortgage spreads, treasury bond interest rates, capital market supply and demand factors, and many other factors that affect high‑yield fixed income products. These factors are out of our control and could impair our ability to obtain short‑term financing on the CMBS. CMBS investments, especially subordinated classes of CMBS, may have no, or only a limited, trading market. The financial markets in the past have experienced and could in the future experience a period of volatility and reduced liquidity, which may reoccur or continue and reduce the market value of CMBS. Some or all of the CMBS, especially subordinated classes of CMBS, may be subject to restrictions on transfer and may be considered illiquid.

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

Many of the assets in our Investing and Servicing Segment are held through, or are ownership interests in, entities subject to entity level or foreign taxes, which cannot be passed through to, or used by, our stockholders to reduce taxes they owe.

Most of the assets in our Investing and Servicing Segment are held through a TRS, which is subject to entity level taxes on income that it earns. Such taxes have materially increased the taxes paid by our TRSs. In addition, certain of the assets in our Investing and Servicing Segment include entities organized or assets located in foreign jurisdictions. Taxes that we or such entities pay in foreign jurisdictions may not be passed through to, or used by, our stockholders as a foreign tax credit or otherwise.

In connection with our prior acquisition of LNR, we may have to bear the costs of certain pre‑closing taxes.

The acquisition of LNR involved the purchase of the LNR companies, a significant portion of which were historically C-corporations for U.S. federal income tax purposes. While the sellers of LNR generally agreed to pay (or indemnify us) for any pre‑closing tax liabilities, such indemnity obligations are generally limited to the amount of the purchase price for LNR and, in certain situations, limited to certain maximum amounts with respect to certain LNR entities, as agreed upon by the sellers and us. Furthermore, there can be no assurance that we would be able to enforce payment or indemnification by the sellers of or with respect to any such pre‑closing tax liabilities. While the sponsors of the sellers provided a limited guarantee on certain pre‑closing tax liabilities, such guarantee is limited to certain specified entities and certain specified amounts, as agreed to between us, the sellers and such sponsors. Accordingly, such LNR companies may become liable for pre‑closing taxes, which pre‑closing taxes may, in the event of an inability to enforce the indemnity or in the event of a tax liability in excess of the agreed upon caps on such liabilities, be borne by us.

Our Consolidated Financial Statements changed materially following our acquisition of LNR, as we became required to consolidate the assets and liabilities of CMBS pools in which we own the controlling class of subordinated securities and are considered the “primary beneficiary.”

Following our acquisition of LNR, we became required to consolidate the assets and liabilities of certain CMBS pools in which we own the controlling class of subordinated securities into our financial statements, even though the value of the subordinated securities may represent a small interest relative to the size of the pool. Under GAAP, companies are required to consolidate VIEs in which they are determined to be the primary beneficiary. A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents, has a potentially significant interest in the entity and controls the entity’s significant decisions. As a result of the foregoing, our financial statements are more complex and may be more difficult to understand than if we did not consolidate the CMBS pools.

Risks Related to Our Organization and Structure

Certain provisions of Maryland law could inhibit changes in control.

Certain provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then‑prevailing market price of our common stock. We are subject to the “business combination” provisions of the MGCL that, subject to limitations, prohibit certain business combinations (including a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding voting capital stock or an affiliate or associate of ours who, at any time within the two‑year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting capital stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder. After the five‑year prohibition, any business combination between us and an interested stockholder generally must be recommended by our board of directors and approved by the affirmative vote of at least (i) 80% of the votes entitled to be cast by holders of outstanding shares of our voting capital stock and (ii) two‑thirds of the votes entitled to be cast by holders of voting capital stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These super‑majority voting requirements do not apply if our common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. These provisions of the MGCL also do not apply to business combinations that are approved or exempted by a board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has by resolution exempted business combinations between us and any other person, provided that such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person).

The “control share” provisions of the MGCL provide that “control shares” of a Maryland corporation (defined as shares which, when aggregated with other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two‑thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, our officers and our personnel who are also our directors. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

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

We intend to continue to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act. Because we are a holding company that conducts our businesses primarily through wholly‑owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities we own, may not have a combined value in excess of 40% of the value of our adjusted total assets on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through our subsidiaries. In addition, the assets we and our subsidiaries may acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act, which may adversely affect our performance.

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

Rapid changes in the values of our real estate‑related investments may make it more difficult for us to maintain our qualification as a REIT or exemption from the Investment Company Act.

If the market value or income potential of real estate‑related investments declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income and/or liquidate our non‑qualifying assets in order to maintain our REIT qualification or exemption from the Investment Company Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non‑qualifying assets that we may own. We may have to make investment decisions that we otherwise would not make absent the REIT and Investment Company Act considerations.

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

Under Maryland law generally, a director’s actions will be upheld if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•actual receipt of an improper benefit or profit in money, property or services; or

•active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.

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

Our charter provides that a director may only be removed for cause upon the affirmative vote of holders of two‑thirds of the votes entitled to be cast in the election of directors. Vacancies may be filled only by a majority of the remaining directors in office, even if less than a quorum. These requirements make it more difficult to change our management by removing and replacing directors and may prevent a change in control of our company that is in the best interests of our stockholders.

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

We intend to continue to operate in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes. We have not requested nor obtained a ruling from the IRS as to our REIT qualification. Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification.  Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for U.S. federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements as described below. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.  Accordingly, there can be no assurance that the IRS will not contend that our interests in subsidiaries or in securities of other issuers will not cause a violation of the REIT requirements.

If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions made to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to income from “qualified dividends” payable to domestic stockholders that are individuals, trusts and estates is currently 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non‑REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

REIT distribution requirements could adversely affect our ability to continue to execute our business plan.

We generally must distribute annually at least 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. We intend to continue to make distributions to our stockholders to comply with the REIT requirements of the Code.

From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue income from mortgage loans, MBS, and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable U.S. Treasury regulations, the modified debt may be considered to have been reissued to us at a gain in a debt‑for‑debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification.

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

We may choose to make distributions to our stockholders in our own stock, or make a distribution of a subsidiary’s common stock, in which case our stockholders could be required to pay income taxes in excess of the cash dividends they receive.

We may in the future distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. We may also determine to distribute a taxable dividend in the stock of a subsidiary in connection with a spin‑off or other transaction, as in the case of our spin-off of our former SFR segment on January 31, 2014. Taxable stockholders receiving such distributions will be required to include the full amount of the distribution as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock that it receives as a dividend in order to pay this tax, the sale proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non‑U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

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

In order for us to maintain our qualification as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year following our first year. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% of the aggregate value of our outstanding capital stock. Our board may grant an exemption in its sole discretion, subject to such conditions, representations and undertakings as it may determine. The ownership limits imposed by the tax law are based upon direct or indirect ownership by “individuals,” but only during the last half of a tax year. The ownership limits contained in our charter key off the ownership at any time by any “person,” which term includes entities. These ownership limitations in our charter are common in REIT charters and are intended to provide added assurance of compliance with the tax law requirements, and to minimize administrative burdens. However, these ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. In addition, in order to continue to meet the REIT qualification requirements, prevent the recognition of certain types of non‑cash income, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold a significant amount of our assets through our TRSs or other subsidiary corporations that will be subject to corporate‑level income tax at regular rates. In addition, if we lend money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to us, which could result in an even higher corporate‑level tax liability. Any of these taxes would decrease cash available for distribution to our stockholders.

Complying with REIT requirements may cause us to forgo otherwise attractive opportunities.

To qualify as a REIT for U.S. federal income tax purposes, we must satisfy ongoing tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts that we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source‑of‑income or asset‑diversification requirements for qualifying as a REIT. In addition, in certain cases, the modification of a debt instrument could result in the conversion of the instrument from a qualifying real estate asset to a wholly or partially non‑qualifying asset that must be contributed to a TRS or disposed of in order for us to maintain our REIT status. Compliance with the source‑of‑income requirements may also limit our ability to acquire debt instruments at a discount from their face amount. Thus, compliance with the REIT requirements may hinder our ability to make, and in certain cases to maintain ownership of, certain attractive investments.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of MBS. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value (20% for taxable years beginning after 2017) of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

We may acquire debt instruments in the secondary market for less than their face amount. The discount at which such debt instruments are acquired may reflect doubts about their ultimate collectability rather than current market interest rates. The amount of such discount will nevertheless generally be treated as “market discount” for U.S. federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made. Payments on residential mortgage loans are ordinarily made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions. In addition, we may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under applicable U.S. Treasury regulations, the modified debt may be considered to have been reissued to us at a gain in a debt‑for‑debt exchange with the borrower. In that event, we may be required to recognize taxable gain to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt, even if the value of the debt or the payment expectations have not changed.

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

Securitizations could result in the creation of taxable mortgage pools for U.S. federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax‑exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax‑exempt “disqualified organizations,” such as certain government‑related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of our income from the taxable mortgage pool. In that case, we may reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax. Moreover, we would be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, which would be treated as sales for U.S. federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a sale of the loans for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.

Our investments in construction loans require us to make estimates about the fair value of land improvements that may be challenged by the IRS.

We invest in construction loans, the interest from which is qualifying income for purposes of the REIT income tests, provided that the loan value of the real property securing the construction loan is equal to or greater than the highest outstanding principal amount of the construction loan during any taxable year. For purposes of construction loans, the loan value of the real property is the fair value of the land plus the reasonably estimated cost of the improvements or developments (other than personal property) that secure the loan and that are to be constructed from the proceeds of the loan. There can be no assurance that the IRS would not challenge our estimate of the loan value of the real property.

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

The REIT provisions of the Code substantially limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non‑qualifying income for purposes of both of the gross income tests. As a result of these rules, we intend to limit our use of advantageous hedging techniques or implement those hedges through a domestic TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.

Newly enacted legislation with respect to partnership tax audits could increase the tax liability borne by us in the event of a U.S. federal income tax audit of a subsidiary partnership.

Recent legislation may alter who bears the liability in the event any subsidiary partnership is audited and an adjustment is assessed.  Congress recently revised the rules applicable to U.S. federal income tax audits of partnerships (such as certain of our subsidiaries) and the collection of any tax resulting from any such audits or other tax proceedings, generally for taxable years beginning after December 31, 2017. Under the new rules, the partnership itself may be liable for a hypothetical increase in partner-level taxes (including interest and penalties) resulting from an adjustment of partnership tax items on audit, regardless of changes in the composition of the partners (or their relative ownership) between the year under audit and the year of the adjustment.  The new rules also include an elective alternative method under which the additional taxes resulting from the adjustment are assessed from the affected partners, subject to a higher rate of interest than otherwise would apply.  Many questions remain as to how the new rules will apply, especially with respect to partners that are REITs, and it is not clear at this time what effect this new legislation will have on us.  However, these changes could increase the U.S. federal income tax, interest, and/or penalties otherwise borne by us in the event of a U.S. federal income tax audit of a subsidiary partnership.

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

The stock markets, including the NYSE, which is the exchange on which our common stock is listed, have experienced significant price and volume fluctuations. Overall weakness in the economy and other factors have recently contributed to extreme volatility of the equity markets generally, including the market price of our common stock. As a result, the market price of our common stock has been and may continue to be volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Some of the factors that could negatively affect our stock price or result in fluctuations in the price or trading volume of our common stock include:

•our actual or projected operating results, financial condition, cash flows and liquidity, or changes in business strategy or prospects;

•actual or perceived conflicts of interest with our Manager or Starwood Capital Group and individuals, including our executives;

•equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;

•actual or anticipated accounting problems;

•publication of research reports about us or the real estate industry;

•changes in market valuations of similar companies;

•adverse market reaction to the level of leverage we employ;

•additions to or departures of our Manager’s or Starwood Capital Group’s key personnel;

•speculation in the press or investment community;

•our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts;

•increases in market interest rates, which may lead investors to demand a higher distribution yield for our common stock and would result in increased interest expenses on our debt;

•failure to maintain our REIT qualification;

•uncertainty regarding our exemption from the Investment Company Act;

•price and volume fluctuations in the stock market generally; and

•general market and economic conditions, including the current state of the credit and capital markets.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in their share price. This type of litigation could result in substantial costs and divert our Manager’s attention and resources.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company occupies office space in Greenwich, CT; Miami Beach, FL; San Francisco, CA; New York, NY; Atlanta, GA; Los Angeles, CA; Charlotte, NC; London, UK and Frankfurt, DE. Our headquarters is located in Greenwich, CT in office space leased by our Manager. Refer to Schedule III included in Item 8 of this Annual Report on Form 10‑K for a listing of investment properties owned as of December 31, 2015.

Item 3.  Legal Proceedings.

Currently, no material legal proceedings are pending or, to our knowledge, threatened against us.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividends

The Company’s common stock has been listed on the NYSE and is traded under the symbol “STWD” since its IPO in August 2009. The table below sets forth the quarterly high and low prices for our common stock as reported by the NYSE, and dividends made by the Company to holders of the Company’s common stock for each quarter for the years ended December 31, 2015 and 2014.

2015	High	Low	Dividend
First quarter	$24.79	$23.12	$0.48
Second quarter	$24.70	$21.54	$0.48
Third quarter	$22.74	$20.01	$0.48
Fourth quarter	$21.44	$19.30	$0.48

2014	High	Low	Dividend
First quarter (1)	$30.67	$22.92	$0.48
Second quarter	$24.60	$22.18	$0.48
Third quarter	$24.06	$21.79	$0.48
Fourth quarter	$24.06	$21.53	$0.48

(1)

On January 31, 2014, we completed the spin‑off of our SFR segment and our stockholders received one common share of Starwood Waypoint Residential Trust (now Colony Starwood Homes following its January 2016 merger with Colony American Homes) for every five shares of our common stock held at the close of business on January 24, 2014, effectively a non‑cash dividend of $5.77 per share. On the date of the spin‑off, the book value of SWAY’s assets was estimated to be $1.1 billion.

On February 25, 2016, our board of directors declared a dividend of $0.48 per share for the period ended March 31, 2016, which dividend is payable on April 15, 2016 to common stockholders of record as of March 31, 2016.

On February 19, 2016, the closing price of our common stock, as reported by the NYSE, was $17.63 per share.

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

Holders

As of February 19, 2016, there were 155 holders of record of the Company’s 237,031,645 shares of common stock outstanding. One of the holders of record is Cede & Co., which holds shares as nominee for The Depository Trust Company which itself holds shares on behalf of other beneficial owners of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is set forth under Item 12 of this Annual Report on Form 10‑K and is incorporated herein by reference.

Stock Performance Graph

CUMULATIVE TOTAL RETURN

Based upon initial investment of $100 on January 1, 2011(1)

	Starwood Property		Bloomberg REIT
	Trust	S&P © 500	Mortgage Index
12/31/2010	$100.00	$100.00	$100.00
12/31/2011	$94.17	$100.00	$85.60
12/31/2012	$126.93	$113.40	$89.34
12/31/2013	$164.16	$146.97	$77.93
12/31/2014	$185.32	$163.71	$83.69
12/31/2015	$178.99	$162.52	$67.40

(1)	Dividend reinvestment is assumed at quarter end.

Sales of Unregistered Securities

There were no unregistered sales of securities during the year ended December 31, 2015.

Issuer Purchases of Equity Securities

The following table provides information regarding our purchases of common stock during the quarter ended December 31, 2015:

Value of shares
			Number of shares	available for
		Average	purchased as part of	purchase under
	Total number of	repurchase	publicly announced	the program
Period	shares purchased	price per share	program(1)	(in thousands)
December 2015	547,023	$19.76	547,023	$251,832

(1)

In September 2014, our board of directors authorized and announced the repurchase of up to $250 million of our outstanding common stock over a period of one year. Subsequent amendments to the repurchase program approved by our board of directors in December 2014 and June 2015, resulted in the program being (i) amended to increase maximum repurchases to $450.0 million, (ii) expanded to allow for the repurchase of our outstanding convertible senior notes under the program and (iii) extended through June 2016. In January 2016, our board of directors authorized a $50.0 million increase in the maximum repurchase amount to $500.0 million and an extension of our share repurchase program through January 2017.

Item 6.  Selected Financial Data.

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements, including the notes thereto, included elsewhere herein. All amounts are in thousands, except per share data.

	For the year ended December 31,
	2015	2014	2013	2012	2011
Operating Data:
Revenues (1)	$735,877	$702,875	$549,495	$307,294	$206,452
Costs and expenses	536,279	484,009	373,166	121,761	80,420
Other income (loss) (2)	269,791	307,319	177,653	21,025	(4,634)
Income tax provision	(17,206)	(24,096)	(23,858)	(871)	(790)
Income from continuing operations	452,183	502,089	330,124	205,687	120,608
Loss from discontinued operations, net of tax	—	(1,551)	(19,794)	(2,005)	—
Net income	452,183	500,538	310,330	203,682	120,608
Net income attributable to Starwood Property Trust, Inc.	450,697	495,021	305,030	201,195	119,377
Basic earnings per share:
Continuing operations	$1.92	$2.29	$1.94	$1.77	$1.38
Net income	$1.92	$2.28	$1.82	$1.76	$1.38
Diluted earnings per share:
Continuing operations	$1.91	$2.25	$1.94	$1.77	$1.38
Net income	$1.91	$2.24	$1.82	$1.76	$1.38
Dividends declared per share of common stock (3)	$1.92	$1.92	$1.82	$1.86	$1.74
Weighted-average basic shares of common stock outstanding	233,419	214,945	166,356	113,721	84,975
Balance Sheet Data:
Investments in loans	$6,263,517	$6,300,285	$4,750,804	$3,000,335	$2,447,508
Investments in securities (4)	724,947	998,248	935,107	884,254	353,003
Investments in properties	919,225	39,854	749,214	99,115	—
Total assets (5)	85,738,138	116,099,297	110,770,575	4,324,373	2,997,447
Total financing arrangements	5,432,278	4,685,252	3,436,649	1,393,705	1,156,716
Total liabilities (5)	81,567,195	112,216,385	106,443,442	1,527,168	1,232,300
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,140,316	3,860,856	4,282,528	2,719,346	1,759,488
Total Equity	$4,170,943	$3,882,912	$4,327,133	$2,797,205	$1,765,147

(1)

During the years ended December 31, 2015, 2014 and 2013, servicing fees and interest income of $230.8 million, $159.3 million and $92.7 million, respectively, are eliminated in consolidation pursuant to ASC 810.

(2)

During the years ended December 31, 2015, 2014 and 2013, other income includes $232.0 million, $162.0 million and $93.6 million, respectively, of additive net eliminations in consolidation pursuant to ASC 810.

(3)

On January 31, 2014, we completed the spin‑off of our SFR segment and our stockholders received one common share of SWAY for every five shares of our common stock held at the close of business on January 24, 2014, effectively a non‑cash dividend of $5.77 per share. On the date of the spin‑off, the book value of SWAY’s assets was estimated to be $1.1 billion.

(4)	December 31, 2015, 2014 and 2013 balances exclude $825.2 million, $519.8 million and $409.3 million, respectively, of CMBS that are eliminated in consolidation pursuant to ASC 810.
(5)

December 31, 2015 balances include $76.7 billion of VIE assets and $75.8 billion of VIE liabilities consolidated pursuant to ASC 810. December 31, 2014 balances include $107.8 billion of VIE assets and $107.2 billion of VIE liabilities consolidated pursuant to ASC 810. December 31, 2013 balances include $103.1 billion of VIE assets and $102.6 billion of VIE liabilities consolidated pursuant to ASC 810.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company should be read in conjunction with Item 6, “Selected Financial Data,” and our accompanying Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10‑K (this “Form 10‑K”). Certain statements we make under this Item 7 constitute “forward‑looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward‑Looking Statements” preceding Part I of this Form 10‑K. You should consider our forward‑looking statements in light of our Consolidated Financial Statements and other financial information appearing elsewhere in this Form 10‑K and our other filings with the SEC.

Business Objectives and Outlook

Our objective is to provide attractive risk‑adjusted returns to our investors over the long‑term, primarily through dividends and secondarily through capital appreciation. We intend to achieve this objective by originating and acquiring target assets to create a diversified investment portfolio that is financed in a manner that is designed to deliver attractive returns across a variety of market conditions and economic cycles. We are focused on our three core competencies: transaction access, asset analysis and selection, and identification of attractive relative values within the real estate debt and equity markets.

In the initial 18 months following our IPO in August 2009, we capitalized on the dislocation in the credit markets and depressed levels of available capital by acquiring real estate debt assets from distressed sellers at historically high risk‑adjusted returns, and to a lesser extent by originating new loans in a marketplace with lower levels of competition. As the real estate and capital markets have recovered, we have evolved from a company focused on opportunistic acquisitions to that of a full‑service commercial real estate finance platform that is primarily focused on the origination and acquisition of real estate debt and equity investments across the capital structure, in both the U.S. and Europe. With the Starwood brand, market presence, and lending/asset management platform that we have developed, we are focused primarily on the following opportunities:

(1)	Continue to expand our investment activities in subordinate CMBS and revenues from special servicing;
(2)

Continue to expand our market presence in the medium‑sized commercial real estate lending market (loans in the $10 million to $50 million range) by leveraging our Investing and Servicing Segment’s sourcing and credit underwriting capabilities. This will significantly expand our overall footprint in the commercial real estate debt markets;

(3)

Continue to expand our market presence as a leading provider of acquisition, refinance, development and expansion capital to large real estate projects (greater than $75 million) in infill locations, and other attractive market niches where our size and scale give us an advantage to provide a “one‑stop” lending solution for real estate developers, owners and operators;

(4)	Continue to expand our capabilities in syndication and securitization, which serve as a source of attractively priced, matched‑term financing; and
(5)	Expand our investment activities in targeted real estate equity investments.

There can be no assurance that we will continue to find appropriate investment opportunities.

Recent Developments

Developments During the Fourth Quarter of 2015

Woodstar Portfolio Acquisition

During the fourth quarter, we acquired 18 of the 32 affordable housing communities which comprise our “Woodstar Portfolio.”  The Woodstar Portfolio in its entirety is comprised of 8,948 units concentrated primarily in the Tampa, Orlando and West Palm Beach metropolitan areas and are 98% occupied. Due to the lack of supply and resulting high demand for affordable housing product generally, coupled with the fact that these properties represent some of the highest quality low income properties in the state, we expect occupancy levels in this portfolio to remain high.

The 18 affordable housing communities acquired during the fourth quarter comprise 5,238 units for an aggregate acquisition price of $324.0 million. Financing of $257.6 million was utilized to fund these acquisitions which includes third party debt of $248.6 million and assumed state sponsored financing of $9.0 million.  Twelve of the remaining 14 properties not acquired during the fourth quarter of 2015 were acquired prior to February 25, 2016, with the acquisitions of the remaining two properties expected to close during the first quarter of 2016, subject to customary closing conditions.  The 14 properties to be acquired during the first quarter of 2016 have an aggregate gross purchase price of $242.2 million, which will be funded with a combination of existing cash on hand and debt totaling approximately $147.9 million, including third party debt and the assumption of pre-existing federal, state and county sponsored financing.

Other Developments

•	The Lending Segment originated the following loans during the quarter, including:

•

$240.5 million first mortgage and mezzanine loan for the acquisition of a 6,616-room, 53-property extended stay hotel portfolio located throughout the United States, of which the Company funded $206.1 million during the fourth quarter.

•

$155.0 million first mortgage and mezzanine loan for the acquisition and renovation of a 1,242-room hotel and five-story parking garage located in Atlanta, Georgia, of which the Company funded $142.8 million during the fourth quarter.

•	$115.2 million first mortgage for the acquisition of Class A office and retail properties located in Phoenix, Arizona, of which the Company funded $88.2 million during the fourth quarter.

•	Funded $146.8 million of previously originated loan commitments during the fourth quarter.

•	Received proceeds of $562.7 million and $63.6 million from maturities, sales and principal repayments on loans and preferred equity, respectively, during the fourth quarter.

•	Sold $140.9 million of previously originated senior loans, inclusive of unfunded commitments, while retaining the subordinated loan.

•	Named special servicer on four new issue CMBS deals, and, in each case, we acquired a portion of the B-pieces, with a total unpaid principal balance of $4.0 billion.

•	Purchased $141.0 million of CMBS, including $115.9 million in new issue B-pieces.

•	Originated new conduit loans of $423.4 million and received proceeds of $655.6 million from sales of conduit loans.

•	Acquired commercial real estate from CMBS trusts for a gross purchase price of $78.1 million.

•	Repurchased 547,023 shares of common stock at a total cost of $10.8 million.

•	Executed a $1.0 billion repurchase facility that carries a three year initial term with two one-year extension options and an annual interest rate of LIBOR +2.50%.

•

Amended an existing revolving repurchase facility to upsize available borrowings from $325.0 million to $500.0 million and extend the maturity from October 2018 to October 2020, assuming exercise of available extension options.

Developments During 2015

•	Acquired 18 of the 32 affordable housing communities comprising our Woodstar Portfolio as discussed above in our “Developments During the Fourth Quarter of 2015.”

•

Acquired 12 office properties and one multi-family residential property, all located in Dublin, Ireland, which together comprise our “Ireland Portfolio.” The aggregate purchase price for the Ireland Portfolio, which collectively comprises approximately 600,000 square feet, was $217.7 million.  In connection with the acquisition, we extinguished $283.0 million of debt assumed, and obtained new financings totaling $328.6 million from the Ireland Portfolio Mortgage (as defined in Note 10 of our Consolidated Financial Statements).

•	The Lending Segment originated or acquired the following loans during the year, including:

•	$257.9 million first mortgage for the development of a 194-acre coastal residential community in Orange County, California, of which $76.3 million was funded during the year.

•

$240.5 million first mortgage and mezzanine loan for the acquisition of a 6,616-room, 53-property extended stay hotel portfolio located throughout the United States, of which $206.1 million was funded during the year.

•	$175.0 million first mortgage and mezzanine loan for the refinancing of a 1,054-room, five-property hotel portfolio located in California, of which $170.0 million was funded during the year.

•

$156.2 million first mortgage and mezzanine loan for the acquisition and renovation of a 29-property, 1.6 million square foot portfolio of office buildings located in the Greater Philadelphia area, of which $133.4 million was funded during the year.

•

$155.0 million first mortgage and mezzanine loan for the acquisition and renovation of a 1,242-room hotel and five-story parking garage located in Atlanta, Georgia, of which $142.8 million was funded during the year.

•	$115.2 million first mortgage for the acquisition of Class A office and retail properties located in Phoenix, Arizona, of which $88.2 million was funded during the year.

•	$111.6 million first mortgage and mezzanine loan for the acquisition of a 129-acre office park in Boca Raton, Florida, of which $85.0 million was funded during the year.

•	$105.6 million mezzanine loan secured by a 6,530-room, 24-property U.S. hotel portfolio.

•	Funded $541.8 million of previously originated loan commitments.

•	Received proceeds of $1.7 billion from maturities, sales and principal repayments on loans held-for-investment.

•	Sold $819.4 million of previously originated loans, inclusive of unfunded commitments.

•	Sold a commercial real estate asset from our Investing and Servicing Segment for a gain of $17.8 million.

•	Named special servicer on 12 new issue CMBS deals, 11 of which we acquired a portion of the B-pieces, with a total unpaid principal balance of $12.2 billion.

•	Purchased $354.2 million of CMBS, including $246.1 million in new issue B-pieces.

•	Originated new conduit loans of $1.8 billion and received proceeds of $2.1 billion from sales of conduit loans.

•	Acquired commercial real estate from CMBS trusts for a gross purchase price of $144.0 million.

•

Repurchased 2,340,246 shares of common stock at a total cost of $48.7 million and $118.6 million par value of our 4.00% Convertible Senior Notes due 2019 (the “2019 Notes”) for $136.3 million, recognizing a loss on extinguishment of debt of $5.9 million.

•	Executed various new and amended debt agreements which resulted in a net increase of $2.7 billion to our maximum borrowing capacity.

Subsequent Events

Refer to Note 25 to the Consolidated Financial Statements for disclosure regarding significant transactions that occurred subsequent to December 31, 2015.

Results of Operations

The discussion below is based on GAAP and therefore reflects the elimination of certain key financial statement line items related to the consolidation of VIEs, particularly within revenues and other income, as discussed in Note 2 to the Consolidated Financial Statements. For a discussion of our results of operations excluding the impact of ASC 810 as it relates to the consolidation of VIEs, refer to the Non‑GAAP Financial Measures section herein.

The following table compares our summarized results of operations for the years ended December 31, 2015, 2014 and 2013 by business segment (amounts in thousands):

	For the Year Ended December 31,			$ Change	$ Change
	2015	2014	2013	2015 vs.2014	2014 vs.2013
Revenues:
Lending Segment	$529,449	$489,767	$393,478	$39,682	$96,289
Investing and Servicing Segment	411,806	372,393	248,708	39,413	123,685
Property Segment	25,445	—	—	25,445	—
Investing and Servicing VIEs	(230,823)	(159,285)	(92,691)	(71,538)	(66,594)
	735,877	702,875	549,495	33,002	153,380
Costs and expenses (1):
Lending Segment	106,331	93,665	84,017	12,666	9,648
Investing and Servicing Segment	157,055	177,291	147,559	(20,236)	29,732
Property Segment	36,199	—	—	36,199	—
Corporate	235,749	212,160	140,945	23,589	71,215
Investing and Servicing VIEs	945	893	645	52	248
	536,279	484,009	373,166	52,270	110,843
Other income (loss):
Lending Segment	2,901	22,180	25,911	(19,279)	(3,731)
Investing and Servicing Segment	24,043	120,985	58,171	(96,942)	62,814
Property Segment	16,711	2,176	—	14,535	2,176
Corporate	(5,904)	—	—	(5,904)	—
Investing and Servicing VIEs	232,040	161,978	93,571	70,062	68,407
	269,791	307,319	177,653	(37,528)	129,666
Income (loss) from continuing operations before income taxes:
Lending Segment	426,019	418,282	335,372	7,737	82,910
Investing and Servicing Segment	278,794	316,087	159,320	(37,293)	156,767
Property Segment	5,957	2,176	—	3,781	2,176
Corporate	(241,653)	(212,160)	(140,945)	(29,493)	(71,215)
Investing and Servicing VIEs	272	1,800	235	(1,528)	1,565
	469,389	526,185	353,982	(56,796)	172,203
Income tax provision	(17,206)	(24,096)	(23,858)	6,890	(238)
Loss from discontinued operations, net of tax	—	(1,551)	(19,794)	1,551	18,243
Net income attributable to non-controlling interests	(1,486)	(5,517)	(5,300)	4,031	(217)
Net income attributable to Starwood Property Trust, Inc.	$450,697	$495,021	$305,030	$(44,324)	$189,991

(1)

Allocations of certain prior period costs and expenses among segments have been reclassified to a newly-established separate presentation for corporate overhead to conform to our current period presentation of both GAAP and non-GAAP financial measures. Refer to Note 23 of our Consolidated Financial Statements for further information.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Lending Segment

Revenues

For the year ended December 31, 2015, revenues of our Lending Segment increased $39.6 million to $529.4 million, compared to $489.8 million for the year ended December 31, 2014. This increase was primarily due to an increase in interest income from loans resulting from higher average loan balances during 2015 and higher loan fee income driven by increased levels of loan prepayments during 2015.

Costs and Expenses

For the year ended December 31, 2015, costs and expenses of our Lending Segment increased $12.6 million to $106.3 million, compared to $93.7 million for the year ended December 31, 2014. The increase was primarily due to a $15.8 million increase in interest expense associated with the various secured financing facilities used to fund the growth of our investment portfolio, partially offset by a decrease of $2.0 million in our loan loss allowance.  The outstanding balance under the Lending Segment’s secured financing facilities increased $67.9 million between December 31, 2014 and 2015.

Net Interest Income (amounts in thousands)

	For the Year ended December 31,
	2015	2014	Change
Interest income from loans	$460,365	$420,683	$39,682
Interest income from investment securities	68,059	68,348	(289)
Interest expense	(81,676)	(65,913)	(15,763)
Net interest income	$446,748	$423,118	$23,630

For the year ended December 31, 2015, net interest income of our Lending Segment increased $23.6 million to $446.7 million compared to $423.1 million for the year ended December 31, 2014.  The increase primarily reflects higher average loan balances during 2015 and higher loan fee income driven by increased levels of loan prepayments during 2015.

During the year ended December 31, 2015, the weighted average unlevered and levered yields on the Lending Segment’s loans and investment securities were 8.0% and 10.6%, respectively. During the year ended December 31, 2014, the weighted average unlevered and levered yields on the Lending Segment’s loans and investment securities were 8.2% and 10.6%, respectively. The slight decrease in the weighted average unlevered yields is primarily due to a gradual tightening of interest rate spreads in credit markets during 2015.  Corresponding decreases in our borrowing rates resulted in the weighted average levered yields remaining unchanged.

During the years ended December 31, 2015 and 2014, the Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 3.5% and 3.7%, respectively. This decrease in borrowing rates reflects lower interest rate spreads on both our new and amended debt facilities over the last 12 months.

Other Income

For the year ended December 31, 2015, other income of our Lending Segment decreased $19.3 million to $2.9 million, from income of $22.2 million for the year ended December 31, 2014. The decrease was primarily due to an $8.0 million decrease in gain on sale of investments due to higher sales activity, particularly of RMBS, in 2014, a $7.8 million increase in foreign currency loss and a $3.4 million decrease in equity in earnings of unconsolidated entities.

Investing and Servicing Segment and VIEs

Revenues

For the year ended December 31, 2015, revenues of our Investing and Servicing Segment decreased $32.1 million to $181.0 million after consolidated VIE eliminations of $230.8 million, compared to $213.1 million after consolidated VIE eliminations of $159.3 million for the year ended December 31, 2014. The VIE eliminations are merely a function of the number of CMBS trusts consolidated in any given period, and as such, are not a meaningful indicator of the operating results for this segment.  The decrease in revenues was due to decreases of $18.6 million in servicing fees and $18.1 million in interest income from CMBS investments, all partially offset by increases of $3.6 million in interest income from loans and $1.0 million in rental and other revenues.  The $18.1 million decrease in CMBS interest income is after a $64.6 million increase in VIE eliminations related to the CMBS trusts we consolidate.  Excluding the effect of these eliminations, CMBS interest income increased by $46.5 million.

Costs and Expenses

For the year ended December 31, 2015, costs and expenses of our Investing and Servicing Segment decreased $20.2 million to $158.0 million, compared to $178.2 million for the year ended December 31, 2014. The VIE eliminations were nominal for both periods. The decrease in costs and expenses was primarily due to (i) lower incentive and other compensation and (ii) accruals for contingencies and legal fees incurred in the 2014 period which did not recur in the 2015 period, partially offset by a $5.6 million increase in interest expense related to higher balances under our conduit loan, CMBS and mortgage financing facilities.

Other Income

For the year ended December 31, 2015, other income of our Investing and Servicing Segment decreased $26.9 million to $256.1 million including additive net VIE eliminations of $232.0 million, from $283.0 million including additive net VIE eliminations of $162.0 million for the year ended December 31, 2014. The decrease in other income was primarily due to lesser increases of $27.0 million in the value of net assets related to consolidated VIEs, $11.4 million in the fair value of CMBS securities and $6.1 million in the fair value of loans held-for-sale, all partially offset by a $17.8 million gain on sale of a commercial real estate asset. The change in net assets related to consolidated VIEs reflects amounts associated with the Investing and Servicing Segment’s variable interests in CMBS trusts it consolidates, including special servicing fees, interest income, and changes in fair value of CMBS and servicing rights. As noted above, this number is merely a function of the number of CMBS trusts consolidated in any given period, and as such, is not a meaningful indicator of the operating results for this segment.  Before VIE eliminations, there was a decrease in fair value of CMBS securities of $10.0 million in the year ended December 31, 2015 and an increase in fair value of $97.7 million in the year ended December 31, 2014.

Income Tax Provision

Most of our consolidated income tax provision relates to the taxable nature of the Investing and Servicing Segment’s loan servicing and loan conduit businesses, which are housed in TRSs.  Our tax provision for the year ended December 31, 2015, as well as the overall effective tax rate, is lower than for the year ended December 31, 2014 primarily due to a decrease in the taxable income of our TRSs.

Property Segment

During the year ended December 31, 2014, there was no activity in the Property Segment except for equity in earnings of the Retail Fund which we acquired in the 2014 fourth quarter. Therefore, a comparison of results of this segment for the year ended December 31, 2014 to the year ended December 31, 2015 is not meaningful.

Revenues

For the year ended December 31, 2015, revenues of our Property Segment of $25.4 million consisted of rental income of $19.2 million relating to our Ireland Portfolio and $6.2 million relating to our Woodstar Portfolio.

Costs and Expenses

For the year ended December 31, 2015, costs and expenses of our Property Segment of $36.2 million consisted of $9.0 million of acquisition and investment pursuit costs, of which $3.4 million and $3.2 million relate to the acquisitions of the Ireland Portfolio and Woodstar Portfolio, respectively, and $27.2 million of other rental related costs, including $15.0 million of depreciation and amortization and $5.6 million of interest expense on our secured financing for the Ireland Portfolio and the Woodstar Portfolio.

Other Income

For the year ended December 31, 2015, other income of our Property Segment of $16.7 million consisted primarily of $10.1 million of equity in earnings from the Retail Fund and a $7.0 million gain on foreign currency contracts that economically hedge our Euro currency exposure with respect to the Ireland Portfolio, partially offset by a $1.9 million loss on interest rate derivatives related to the debt financing for the Ireland Portfolio.  For the year ended December 31, 2014, other income of $2.2 million consisted solely of equity in earnings from the Retail Fund.

Corporate

For the year ended December 31, 2015, corporate expenses increased $23.5 million to $235.7 million, compared to $212.2 million for the year ended December 31, 2014.  The increase was primarily due to a $14.5 million increase in interest expense related to our October 2014 issuance of our 3.75% Convertible Senior Notes due 2017 (the “2017 Notes”) and an $8.1 million increase in management fees.  The increase in management fees reflects the impacts of (i) higher levels of invested capital which resulted in an increased base management fee and (ii) higher levels of Core Earnings (see “Non-GAAP Financial Measures” section below) which resulted in an increased incentive fee.  Corporate other loss of $5.9 million for the year ended December 31, 2015 represents a loss on the repurchase of $118.6 million principal amount of our 2019 Notes.

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

Costs and Expenses

For the year ended December 31, 2014, costs and expenses of our Lending Segment increased $9.7 million to $93.7 million, compared to $84.0 million for the year ended December 31, 2013. The increase was primarily due to higher legal fees principally associated with the administration of our financing facilities and higher compensation expense.

Net Interest Income (amounts in thousands)

	For the Year ended December 31,
	2014	2013	Change
Interest income from loans	$420,683	$335,078	$85,605
Interest income from investment securities	68,348	57,802	10,546
Interest expense	(65,913)	(65,007)	(906)
Net interest income	$423,118	$327,873	$95,245

For the year ended December 31, 2014, net interest income of our Lending Segment increased $95.2 million to $423.1 million compared to $327.9 million for the year ended December 31, 2014.  The increase primarily reflects a $1.4 billion net increase in investments of our Lending Segment between December 31, 2013 and 2014 which was funded in part by unallocated corporate-level debt.

During the year ended December 31, 2014, the weighted average unlevered and levered yields on the Lending Segment’s loans and investment securities were 8.2% and 10.6%, respectively. During the year ended December 31, 2013, the weighted average unlevered and levered yields on the Lending Segment’s loans and investment securities were 8.5% and 10.6%, respectively. The slight decrease in the weighted average unlevered yields is primarily due to a gradual tightening of interest rate spreads in credit markets during 2014.  Corresponding decreases in our borrowing rates resulted in weighted average levered yields remaining unchanged.

Other Income

For the year ended December 31, 2014, other income of our Lending Segment decreased $3.7 million to $22.2 million, from $25.9 million for the year ended December 31, 2013. This decrease was primarily due to a $12.2 million decrease in gain on sales of investments, partially offset by a $2.7 million increase in earnings from unconsolidated entities. A $44.0 million favorable swing in gain (loss) on derivatives, primarily foreign exchange contracts, was substantially offset by a $39.6 million unfavorable swing in foreign currency gain (loss).

Investing and Servicing Segment and VIEs

The Company acquired LNR on April 19, 2013. Therefore, a comparison of results of the Investing and Servicing Segment and VIEs for the year ended December 31, 2014 to the year ended December 31, 2013 is not meaningful as 2014 had an additional 108 days of operational activity.

Revenues

For the years ended December 31, 2014 and 2013, revenues of our Investing and Servicing Segment were $213.1 million and $156.0 million, respectively, after consolidated VIE eliminations of $159.3 million and $92.7 million, respectively. For the year ended December 31, 2014, these revenues primarily consisted of $135.2 million of servicing fees and $57.6 million of interest income from investment securities and loans, after consolidated VIE eliminations of $91.9 million and $66.2 million, respectively. For the year ended December 31, 2013, these revenues primarily consisted of $124.7 million of servicing fees and $26.1 million of interest income from investment securities and loans, after consolidated VIE eliminations of $54.3 million and $37.5 million, respectively. The VIE eliminations are merely a function of the number of CMBS trusts consolidated in any given period, and as such, are not a meaningful indicator of the operating results for this segment. The increase in revenues of $123.7 million (before VIE eliminations) is not only attributable to an additional 108 days of operational activity in 2014, but also to improved performance of the CMBS portfolio.

Costs and Expenses

For the years ended December 31, 2014 and 2013, costs and expenses of our Investing and Servicing Segment were $178.2 million and $148.2 million, respectively, including nominal VIE eliminations. For the year ended December 31, 2014, these costs and expenses consisted of G&A expenses of $142.2 million, depreciation and amortization of $16.6 million (including $13.6 million related to the European servicing rights intangible), interest expense of $4.8 million and other expenses of $14.6 million. For the year ended December 31, 2013, these costs and expenses consisted of G&A expenses of $133.2 million, depreciation and amortization of $9.7 million (including $8.1 million related to the European servicing rights intangible), interest expense of $3.1 million and other expenses of $2.2 million.

Other Income

For the years ended December 31, 2014 and 2013, other income of our Investing and Servicing Segment was $283.0 million and $151.7 million, respectively, including additive net VIE eliminations of $162.0 million and $93.6 million, respectively. For the year ended December 31, 2014, other income primarily consisted of $212.5 million of income of consolidated VIEs and $84.7 million of net increases in fair value of investment securities and mortgage loans held‑for‑sale, which are accounted for using the fair value option, all partially offset by a $16.8 million decrease in fair value of our domestic servicing rights, which reflects the expected amortization of this deteriorating asset, net of increases in fair value due to the attainment of new servicing contracts. For the year ended December 31, 2013, other income primarily consisted of $116.4 million of income of consolidated VIEs and $35.1 million of net increases in fair value of investment securities and mortgage loans held‑for‑sale. Income of consolidated VIEs reflects amounts associated with the Investing and Servicing Segment’s variable interests in the CMBS trusts it consolidates, including special servicing fees, interest income, and changes in fair value of CMBS and servicing rights. As noted above, this number is merely a function of the number of CMBS trusts consolidated in any given period, and as such, is not a meaningful indicator of the operating results for this segment.

Income Tax Provision

Most of our consolidated income tax provision relates to the taxable nature of the Investing and Servicing Segment’s loan servicing and loan conduit businesses which are housed in TRSs. Our overall effective tax rate for the year ended December 31, 2014 is lower than for the year ended December 31, 2013.

Property Segment

During the year ended December 31, 2014, the only activity in the Property Segment consisted of $2.2 million of equity in earnings of the Retail Fund which we acquired in the 2014 fourth quarter. There was no activity in the Property Segment during the year ended December 31, 2013.

Corporate

For the year ended December 31, 2014, corporate expenses increased $71.2 million to $212.2 million, compared to $141.0 million for the year ended December 31, 2013.  The increase was primarily due to (i) a $46.7 million increase in interest expense related to our issuance of $1.1 billion of convertible senior notes in 2013 and $431.3 million of convertible senior notes in 2014 as well as an increase in the weighted average term loan balance outstanding and (ii) a $41.8 million increase in management fees, all partially offset by the absence of $18.0 million of business combination costs incurred in the 2013 period associated with the LNR acquisition.  The increase in management fees reflects the impacts of (i) higher levels of Core Earnings (see “Non-GAAP Financial Measures” section below) which resulted in an increased incentive fee, (ii) higher manager stock compensation expense resulting from awards granted in the first quarter of 2014 and (iii) higher levels of invested capital which resulted in an increased base management fee in 2014.

Discontinued Operations

Loss from discontinued operations for the years ended December 31, 2014 and 2013 reflects the results of our SFR segment, which was spun off to our stockholders on January 31, 2014, as discussed further in Note 3 of our Consolidated Financial Statements.

Non‑GAAP Financial Measures

Core Earnings is a non‑GAAP financial measure. We calculate Core Earnings as GAAP net income (loss) excluding the following:

(i)	non‑cash equity compensation expense;
(ii)	incentive fees due under our management agreement;
(iii)	depreciation and amortization of real estate and associated intangibles;
(iv)	losses on extinguishment of debt;
(v)	acquisition costs associated with successful acquisitions (effective July 1, 2015); and
(vi)	any unrealized gains, losses or other non‑cash items recorded in net income for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income.

We believe that Core Earnings provides an additional measure of our core operating performance by eliminating the impact of certain non‑cash expenses and facilitating a comparison of our financial results to those of other comparable REITs with fewer or no non‑cash adjustments and comparison of our own operating results from period to period. Our management uses Core Earnings in this way, and also uses Core Earnings to compute the incentive fee due under our management agreement. The Company believes that its investors also use Core Earnings or a comparable supplemental performance measure to evaluate and compare the performance of the Company and its peers, and as such, the Company believes that the disclosure of Core Earnings is useful to (and expected by) its investors.

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

In assessing the appropriate weighted average diluted share count to apply to Core Earnings for purposes of determining Core Earnings per share (“EPS”), management considered the following attributes of our current GAAP diluted share methodology: (i) our unvested stock awards representing participating securities were determined to be anti‑dilutive and were thus excluded from the denominator of the EPS calculation; and (ii) the portion of the convertible senior notes that are “in‑the‑money” (referred to as the “conversion spread value”), representing the value that would be delivered to investors in shares upon an assumed conversion, is included in the denominator. Because compensation expense related to unvested stock awards is added back for Core Earnings purposes pursuant to the definition above, there is no dilution to Core Earnings resulting from the associated expense recognition. As a result, for purposes of determining Core EPS, our GAAP EPS methodology was adjusted to include (instead of exclude) such unvested awards. Further, conversion of the convertible senior notes is an event that is contingent upon numerous factors, none of which are in our control, and is an event that may or may not occur. Consistent with the treatment of other unrealized adjustments to Core Earnings, our GAAP EPS methodology was adjusted to exclude (instead of include) the conversion spread value in determining Core EPS until a conversion actually occurs. The following table presents our diluted weighted average shares used in our GAAP EPS calculation reconciled to our diluted weighted average shares used in our Core EPS calculation (amounts in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Diluted weighted average shares - GAAP	234,142	218,781	166,495
Add: Unvested stock awards	2,132	2,650	828
Less: Conversion spread value	(97)	(3,432)	—
Diluted weighted average shares - Core	236,177	217,999	167,323

The definition of Core Earnings allows management to make adjustments, subject to the approval of a majority of the independent directors, in situations where such adjustments are considered appropriate in order for Core Earnings to be calculated in a manner consistent with its definition and objective.  We encountered certain of these situations during 2015 as follows:

(i) Loss on extinguishment of debt upon repurchase of our convertible senior notes – In 2015, we repurchased $118.6 million of our 2019 Notes for total consideration of $136.3 million.  The resulting GAAP loss for the year ended December 31, 2015 of $5.9 million reflects the difference between the book value of the liability component and the related allocable liability component of the repurchase price.  The portion of the repurchase price attributable to the equity component during the year ended December 31, 2015 totaled $17.7 million, of which $3.8 million reflects a write-off of the unamortized conversion discount.  For the year ended December 31, 2015, the $3.8 million write-off is already included in the GAAP loss of $5.9 million and as such, is already reflected in Core Earnings.  For the remaining $13.9 million reduction to equity for the year ended December 31, 2015, we believe this amount is effectively a reduction of the $20.4 million equity balance that was recognized upon issuance of the 2019 Notes.  This portion will not be considered realized until the earlier of (a) the entire issuance of the 2019 Notes has been extinguished; or (b) the

$20.4 million has been fully amortized.  As a result, for the year ended December 31, 2015, we reflected the $13.9 million as accelerated amortization of our original $20.4 million.  If and when the original equity balance is fully amortized, the incremental equity component differential, if any, will be reflected as an adjustment to Core Earnings.

(ii) Acquisition costs related to successful property related purchases – GAAP requires these costs to be expensed as incurred, although they arguably benefit the asset over a longer period.  We modified the definition of Core Earnings to allow these costs to be capitalized and amortized over the property’s estimated useful life.  During the year ended December 31, 2015, we incurred costs of $3.9 million related to successful acquisitions that were added back to Core Earnings pursuant to this modified definition.

The following table summarizes our quarterly Core Earnings per weighted average diluted share for the years ended December 31, 2015, 2014 and 2013:

	Core Earnings For the Three-Month Periods Ended
	March 31	June 30	September 30	December 31
2015	$0.55	$0.53	$0.56	$0.55
2014	0.61	0.52	0.55	0.50
2013	0.43	0.42	0.61	0.62

Annual Core Earnings per weighted average diluted share may not equal the sum of each quarter’s Core Earnings per weighted average diluted share due to rounding and other computational factors.

The following table presents our summarized results of operations and reconciliation to Core Earnings for the year ended December 31, 2015, by business segment (amounts in thousands):

		Investing
	Lending	and Servicing	Property
	Segment	Segment	Segment	Corporate	Total
Revenues	$529,449	$411,806	$25,445	$—	$966,700
Costs and expenses	(106,331)	(157,055)	(36,199)	(235,749)	(535,334)
Other income (loss)	2,901	24,043	16,711	(5,904)	37,751
Income (loss) before income taxes	426,019	278,794	5,957	(241,653)	469,117
Income tax provision	(242)	(16,964)	—	—	(17,206)
Income attributable to non-controlling interests	(1,389)	175	—	—	(1,214)
Net income (loss) attributable to Starwood Property Trust, Inc.	424,388	262,005	5,957	(241,653)	450,697
Add / (Deduct):
Non-cash equity compensation expense	2,314	3,465	—	26,984	32,763
Management incentive fee	—	—	—	37,717	37,717
Acquisition and investment pursuit costs	—	1,020	2,918	—	3,938
Depreciation and amortization	—	3,837	14,861	—	18,698
Loan loss allowance, net	(2)	—	—	—	(2)
Interest income adjustment for securities	(958)	(3,218)	—	—	(4,176)
Other non-cash items	—	(789)	(249)	—	(1,038)
Reversal of unrealized (gains) / losses on:
Loans held-for-sale	—	(64,320)	—	—	(64,320)
Securities	(209)	9,952	—	—	9,743
Derivatives	(33,930)	10,441	(5,060)	—	(28,549)
Foreign currency	36,956	296	(31)	—	37,221
Earnings from unconsolidated entities	—	(13,042)	—	—	(13,042)
Recognition of realized gains / (losses) on:
Loans held-for-sale	—	65,443	—	—	65,443
Securities	—	(22,064)	—	—	(22,064)
Derivatives	19,887	(12,929)	61	—	7,019
Foreign currency	(21,252)	(862)	31	—	(22,083)
Earnings from unconsolidated entities	—	9,787	—	—	9,787
Core Earnings (Loss)	$427,194	$249,022	$18,488	$(176,952)	$517,752
Core Earnings (Loss) per Weighted Average Diluted Share	$1.81	$1.05	$0.08	$(0.75)	$2.19

The following table presents our summarized results of operations and reconciliation to Core Earnings for the year ended December 31, 2014, by business segment (amounts in thousands):

		Investing			Single
	Lending	and Servicing	Property		Family
	Segment	Segment	Segment	Corporate	Residential	Total
Revenues	$489,767	$372,393	$—	$—	$—	$862,160
Costs and expenses (1)	(93,665)	(177,291)	—	(212,160)	—	(483,116)
Other income	22,180	120,985	2,176	—	—	145,341
Income (loss) from continuing operations before income taxes	418,282	316,087	2,176	(212,160)	—	524,385
Income tax provision	(1,476)	(22,620)	—	—	—	(24,096)
Loss from discontinued operations, net of tax	—	—	—	—	(1,551)	(1,551)
Income attributable to non-controlling interests	(3,717)	—	—	—	—	(3,717)
Net income (loss) attributable to Starwood Property Trust, Inc.	413,089	293,467	2,176	(212,160)	(1,551)	495,021
Add / (Deduct):
Non-cash equity compensation expense	881	949	—	26,792	—	28,622
Management incentive fee	—	—	—	34,374	—	34,374
Change in Control Plan	—	1,279	—	—	—	1,279
Depreciation and amortization	—	2,107	—	—	1,540	3,647
Loan loss allowance, net	2,047	—	—	—	—	2,047
Interest income adjustment for securities	(1,136)	10,555	—	—	—	9,419
Other non-cash items	—	250	—	—	—	250
Reversal of unrealized (gains) / losses on:
Loans held-for-sale	—	(70,420)	—	—	—	(70,420)
Securities	(12,238)	(97,723)	—	—	—	(109,961)
Derivatives	(31,678)	7,019	—	—	—	(24,659)
Foreign currency	29,139	803	—	—	—	29,942
Earnings from unconsolidated entities	—	(13,610)	—	—	—	(13,610)
Recognition of realized gains / (losses) on:
Loans held-for-sale	—	66,814	—	—	—	66,814
Securities	10,992	12,103	—	—	—	23,095
Derivatives	(1,316)	(5,312)	—	—	—	(6,628)
Foreign currency	(1,540)	(803)	—	—	—	(2,343)
Earnings from unconsolidated entities	—	6,780	—	—	—	6,780
Core Earnings (Loss)	$408,240	$214,258	$2,176	$(150,994)	$(11)	$473,669
Core Earnings (Loss) per Weighted Average Diluted Share	$1.87	$0.98	$0.01	$(0.69)	$—	$2.17

(1)

Allocations of certain prior period costs and expenses among segments have been reclassified to a newly-established separate presentation for corporate overhead to conform to our current period presentation of both GAAP and non-GAAP financial measures. Refer to Note 23 of our Consolidated Financial Statements for further information.

The following table presents our summarized results of operations and reconciliation to Core Earnings for the year ended December 31, 2013, by business segment (amounts in thousands):

		Investing		Single
	Lending	and Servicing		Family
	Segment	Segment	Corporate	Residential	Total
Revenues	$393,478	$248,708	$—	$—	$642,186
Costs and expenses (1)	(84,017)	(147,559)	(140,945)	—	(372,521)
Other income	25,911	58,171	—	—	84,082
Income (loss) from continuing operations before income taxes	335,372	159,320	(140,945)	—	353,747
Income tax provision	1,722	(25,580)	—	—	(23,858)
Loss from discontinued operations, net of tax	—	—	(11,688)	(8,106)	(19,794)
Income attributable to non-controlling interests	(5,065)	—	—	—	(5,065)
Net income (loss) attributable to Starwood Property Trust, Inc.	332,029	133,740	(152,633)	(8,106)	305,030
Add / (Deduct):
Non-cash equity compensation expense	437	—	15,836	—	16,273
Management incentive fee	—	—	11,573	—	11,573
Change in Control Plan	—	22,382	—	—	22,382
Depreciation and amortization	—	763	—	6,106	6,869
Loan loss allowance, net	1,923	447	—	—	2,370
Interest income adjustment for securities	(1,227)	11,253	—	—	10,026
Other non-cash items	—	—	—	—	—
Reversal of unrealized (gains) / losses on:
Loans held-for-sale	—	(43,849)	—	—	(43,849)
Securities	1,163	(23,149)	—	—	(21,986)
Derivatives	12,554	(4,508)	—	—	8,046
Foreign currency	(10,478)	95	—	—	(10,383)
Earnings from unconsolidated entities	—	(4,502)	—	—	(4,502)
Recognition of realized gains / (losses) on:
Loans held-for-sale	—	46,276	—	—	46,276
Securities	(1,466)	1,510	—	—	44
Derivatives	(264)	2,542	—	—	2,278
Foreign currency	(185)	(95)	—	—	(280)
Earnings from unconsolidated entities	—	2,449	—	—	2,449
Core Earnings (Loss)	$334,486	$145,354	$(125,224)	$(2,000)	$352,616
Core Earnings (Loss) per Weighted Average Diluted Share	$2.00	$0.87	$(0.75)	$(0.01)	$2.11

(1)

Allocations of certain prior period costs and expenses among segments have been reclassified to a newly-established separate presentation for corporate overhead to conform to our current period presentation of both GAAP and non-GAAP financial measures. Refer to Note 23 of our consolidated financial statement for further information.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Lending Segment

The Lending Segment’s Core Earnings increased by $19.0 million, from $408.2 million during the year ended December 31, 2014 to $427.2 million during the year ended December 31, 2015. After making adjustments for the calculation of Core Earnings, revenues were $528.5 million, costs and expenses were $104.0 million and other income was $4.3 million.

Core revenues, consisting principally of interest income on loans, increased by $39.9 million in 2015 due to higher average loan balances during 2015 and higher loan fee income driven by increased levels of loan prepayments during 2015.

Core costs and expenses increased by $13.3 million, principally due to an increase in interest expense associated with the various facilities utilized to fund the growth of our investment portfolio.  The outstanding balance of the Lending Segment’s secured financing agreements increased by $67.9 million since December 31, 2014.

Core other income decreased by $11.2 million, principally due to gains on sales of RMBS during the 2014 period not recurring during the 2015 period.  The nature and timing of investment sales will depend upon a variety of factors, including our current outlook and strategy with respect to an investment, other available investment opportunities, and market pricing. As a result, gains (or losses) from sales of our investments have fluctuated over time, and we would expect this variability to continue for the foreseeable future.

Investing and Servicing Segment

The Investing and Servicing Segment’s Core Earnings increased by $34.7 million, from $214.3 million during the year ended December 31, 2014 to $249.0 million during the year ended December 31, 2015. After making adjustments for the calculation of Core Earnings, revenues were $408.7 million, costs and expenses were $149.0 million, other income was $6.2 million and income taxes were $17.0 million.

Core revenues increased by $25.8 million, primarily due to increases of $32.8 million in interest income from our CMBS portfolio and $3.6 million in interest income on our conduit loans partially offset by a decrease of $11.4 million in servicing fees.  The treatment of CMBS interest income on a GAAP basis is complicated by our application of the ASC 810 consolidation rules. In an attempt to treat these securities similar to the trust’s other investment securities, we compute core interest income pursuant to an effective yield methodology. In doing so, we segregate the portfolio into various categories based on the components of the bonds’ cash flows and the volatility related to each of these components. We then accrete interest income on an effective yield basis using the components of cash flows that are reliably estimable. Other minor adjustments are made to reflect management’s expectations for other components of the projected cash flow stream.

Core costs and expenses decreased by $23.6 million, primarily due to accruals for contingencies and legal fees incurred in the 2014 period, which did not recur in the 2015 period, and lower incentive and other compensation, all partially offset by an increase of $5.6 million in interest expense on our conduit loan, CMBS and mortgage financing facilities.

Core other income includes profit realized upon securitization of loans by our conduit business, gains on sales of CMBS, gains and losses on derivatives that were either effectively terminated or novated, and earnings from unconsolidated entities. These items are typically offset by a decrease in the fair value of our domestic servicing rights intangible which reflects the expected amortization of this deteriorating asset, net of increases in fair value due to the attainment of new servicing contracts.  Derivatives include instruments which hedge interest rate risk and credit risk on our conduit loans. For GAAP purposes, the loans, CMBS and derivatives are accounted for at fair value, with all changes in fair value (realized or unrealized) recognized in earnings. The adjustments to Core Earnings outlined above are also applied to the GAAP earnings of our unconsolidated entities.  Core other income decreased by $20.4 million, primarily due to lower gains on CMBS sales and increased losses on derivatives relating to our conduit loans, partially offset by a gain on sale of a commercial real estate asset.

Income taxes, which principally relate to the operating results of our servicing and conduit businesses which are held in TRSs, decreased $5.6 million due to a net decrease in the taxable income of our TRSs.

Property Segment

During the year ended December 31, 2014, there was only one quarter of activity in the Property Segment consisting of $2.2 million of Core Earnings from our investment in the Retail Fund. Therefore, a comparison of results of this segment for the year ended December 31, 2015 to the year ended December 31, 2014 is not meaningful.

The Property Segment contributed Core Earnings of $18.5 million during the year ended December 31, 2015. After making adjustments for the calculation of Core Earnings, revenues were $25.0 million, costs and expenses were $18.2 million and other income was $11.7 million.

Core revenues consisted of $25.0 million of rental income from the Ireland Portfolio and Woodstar Portfolio following their respective acquisitions during 2015.

Core costs and expenses of $18.2 million consisted of (i) acquisition and investment pursuit costs of $6.0 million, of which $3.4 million and $0.3 million related to the Ireland Portfolio and Woodstar Portfolio, respectively, (ii) $5.6 million of interest expense on secured financing for the Ireland Portfolio and Woodstar Portfolio and (iii) $6.6 million of other rental related costs.

Core other income of $11.7 million consisted primarily of equity in earnings of the Retail Fund.

Corporate

Core corporate costs and expenses increased by $26.0 million, from $151.0 million during the year ended December 31, 2014 to $177.0 million during the year ended December 31, 2015. This increase was primarily due to a $14.5 million increase in interest expense primarily related to our October 2014 issuance of the 2017 Notes, a $5.9 million loss on extinguishment of a portion of our 2019 Notes and a $4.7 million increase in base management fees.

Single Family Residential Segment

As discussed in Note 3 of our Consolidated Financial Statements, our former SFR segment was spun off to our stockholders on January 31, 2014.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Lending Segment

The Lending Segment’s Core Earnings increased by $73.7 million, from $334.5 million during the year ended December 31, 2013 to $408.2 million during the year ended December 31, 2014. After making adjustments for the calculation of Core Earnings, revenues were $488.6 million, costs and expenses were $90.7 million, other income was $15.5 million and income taxes were $1.5 million.

Core revenues, consisting principally of interest income on loans, increased by $96.4 million due to growth of $1.4 billion in our loan portfolio since December 31, 2013.

Core costs and expenses increased by $9.1 million, primarily due to higher legal fees principally associated with the administration of our financing facilities and higher compensation expense.

Core other income decreased by $11.7 million on a net basis principally due to lower gains on sales of investments.

Investing and Servicing Segment

The Company acquired LNR on April 19, 2013.  Therefore, a comparison of the Investing and Servicing Segment Core Earnings for the year ended December 31, 2014 to the year ended December 31, 2013 is not meaningful as the current year period has an additional 108 days of operational activity.

The Investing and Servicing Segment contributed Core Earnings of $214.3 million during the year ended December 31, 2014. After making adjustments for the calculation of Core Earnings, revenues were $382.9 million, costs and expenses were $172.6 million, other income was $26.6 million and income taxes were $22.6 million.

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

Included in core costs and expenses were G&A expenses of $140.1 million, amortization expense of $13.6 million, cost of rental operations of $5.9 million and interest expense of $4.8 million. Amortization expense represents the amortization of the European special servicing rights intangible, which reflects the deterioration of this asset as fees are earned.

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

Property Segment

The Property Segment contributed Core Earnings of $2.2 million during the year ended December 31, 2014, which consisted of equity in earnings of the Retail Fund.  During the year ended December 31, 2013, there was no activity in the Property Segment.

Corporate

Core corporate costs and expenses increased by $25.8 million, from $125.2 million during the year ended December 31, 2013 to $151.0 million during the year ended December 31, 2014. This increase was primarily due to (i) a $40.3 million increase in interest expense primarily related to our issuances of convertible senior notes during 2013 and 2014 as well as an increase in the weighted average balance outstanding under our term loan and (ii) a $3.0 million increase in base management fees, all partially offset by the absence of $18.0 million of costs associated with the LNR acquisition in 2013.

SFR Segment

As discussed in Note 3 of our Consolidated Financial Statements, the SFR segment was spun off to our stockholders on January 31, 2014.

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

Cash and Cash Equivalents

As of December 31, 2015, we had cash and cash equivalents of $368.8 million.

Cash Flows for the Year Ended December 31, 2015

		VIE	Excluding Investing
	GAAP	Adjustments	and Servicing VIEs
Net cash provided by operating activities	$612,506	$(192)	$612,314
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(2,360,225)	(13,610)	(2,373,835)
Proceeds from principal collections and sale of loans	2,189,546	—	2,189,546
Purchase of investment securities	(182,018)	(339,541)	(521,559)
Proceeds from sales and collections of investment securities	434,979	44,464	479,443
Real estate business combinations, net of cash acquired	(555,051)	(111,700)	(666,751)
Proceeds from sale of properties	35,576	—	35,576
Net cash flows from other investments and assets	6,329	—	6,329
Decrease in restricted cash, net	30,069	—	30,069
Net cash used in investing activities	(400,795)	(420,387)	(821,182)
Cash Flows from Financing Activities:
Borrowings under financing agreements	4,817,394	—	4,817,394
Principal repayments on and repurchases of borrowings	(4,335,654)	—	(4,335,654)
Payment of deferred financing costs	(21,701)	—	(21,701)
Proceeds from secured borrowings	38,925	—	38,925
Proceeds from common stock issuances, net of offering costs	325,483	—	325,483
Payment of dividends	(446,847)	—	(446,847)
Contributions from non-controlling interests	71	—	71
Distributions to non-controlling interests	(2,121)	—	(2,121)
Purchase of treasury stock	(48,746)	—	(48,746)
Issuance of debt of consolidated VIEs	9,132	(9,132)	—
Repayment of debt of consolidated VIEs	(464,243)	464,243	—
Distributions of cash from consolidated VIEs	34,724	(34,724)	—
Net cash (used in) provided by financing activities	(93,583)	420,387	326,804
Net increase in cash and cash equivalents	118,128	(192)	117,936
Cash and cash equivalents, beginning of period	255,187	(786)	254,401
Effect of exchange rate changes on cash	(4,500)	—	(4,500)
Cash and cash equivalents, end of period	$368,815	$(978)	$367,837

The discussion below is on a non‑GAAP basis, after removing adjustments principally resulting from the consolidation of the Investing and Servicing Segment’s VIEs under ASC 810. These adjustments principally relate to (i) purchase of CMBS and real estate from consolidated VIEs, which are reflected as repayments of VIE debt on a GAAP basis and (ii) sales of CMBS related to consolidated VIEs, which are reflected as VIE distributions on a GAAP basis. There is no significant net impact to cash flows from operations or to overall cash resulting from these consolidations. Refer to Note 2 of our Consolidated Financial Statements for further discussion.

Cash and cash equivalents increased by $117.9 million during the year ended December 31, 2015, reflecting net cash provided by operating activities of $612.3 million and net cash provided by financing activities of $326.8 million partially offset by net cash used in investing activities of $821.2 million.

Net cash provided by operating activities of $612.3 million for the year ended December 31, 2015 related primarily to cash interest income of $614.5 million from our loan origination and conduit programs, plus cash interest income on investment securities of $205.0 million. Servicing fees provided cash of $216.2 million, rental income provided cash of $25.0 million and other revenues provided $29.2 million. Offsetting these revenues were cash interest expense of $160.4 million, general and administrative expenses of $118.6 million, management fees of $76.2 million, a net change in operating assets and liabilities of $79.8 million, income tax payments of $29.2 million and acquisition and investment pursuit costs of $13.4 million.

Net cash used in investing activities of $821.2 million for the year ended December 31, 2015 related primarily to the origination and acquisition of new loans held-for-investment of $2.4 billion, the purchase of investment securities of $521.6 million and the purchase of real estate property of $666.8 million, partially offset by proceeds received from principal collections and sales of loans of $2.2 billion and investment securities of $479.4 million.

Net cash provided by financing activities of $326.8 million for the year ended December 31, 2015 related primarily to net borrowings after repayments and repurchases of our secured debt and convertible senior notes of $520.7 million and proceeds from the issuance of common stock of $325.5 million, partially offset by dividend distributions of $446.8 million, share repurchases of $48.7 million and payment of deferred financing costs of $21.7 million.

Financing Arrangements

We utilize a variety of financing arrangements to finance certain assets. We generally utilize three types of financing arrangements:

1)

Repurchase Agreements:  Repurchase agreements effectively allow us to borrow against loans and securities that we own. Under these agreements, we sell our loans and securities to a counterparty and agree to repurchase the same loans and securities from the counterparty at a price equal to the original sales price plus interest. The counterparty retains the sole discretion over both whether to purchase the loan and security from us and, subject to certain conditions, the market value of such loan or security for purposes of determining whether we are required to pay margin to the counterparty. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, we would be required to repay any amounts borrowed in excess of the product of (i) the revised market value multiplied by (ii) the applicable advance rate. During the term of a repurchase agreement, we receive the principal and interest on the related loans and securities and pay interest to the counterparty. As of December 31, 2015, we have various repurchase agreements, with details referenced in the table provided below.

2)

Bank Credit Facilities:  We use bank credit facilities (including term loans and revolving facilities) to finance our assets. These financings may be collateralized or non‑collateralized and may involve one or more lenders. Credit facilities typically have maturities ranging from two to five years and may accrue interest at either fixed or floating rates. The lender retains the sole discretion, subject to certain conditions, over the market value of such note for purposes of determining whether we are required to pay margin to the lender.

3)

Loan Sales, Syndications and Securitizations:  We seek non‑recourse long‑term financing from loan sales, syndications and/or securitizations of our investments in mortgage loans. The sales, syndications or securitizations generally involve a senior portion of our loan, but may involve the entire loan. Loan sales and syndications generally involve the sale of a senior note component or participation interest to a third party lender. Securitization generally involves transferring notes to a special purpose vehicle (or the issuing entity), which then issues one or more classes of non‑recourse notes pursuant to the terms of an indenture. The notes are secured by the pool of assets. In exchange for the transfer of assets to the issuing entity, we receive cash proceeds from the sale of non‑recourse notes. Sales, syndications or securitizations of our portfolio investments might magnify our exposure to losses on those portfolio investments because the retained subordinate interest in any particular overall loan would be subordinate to the loan components sold and we would, therefore, absorb all losses sustained with respect to the overall loan before the owners of the senior notes experience any losses with respect to the loan in question.

4)

Secured Property Financings:We use long-term mortgage facilities from commercial lenders and government sponsors of affordable housing loans to finance many of the investment properties that we hold.  These facilities accrue interest at either fixed or floating rates.  We typically hedge our exposure to floating interest rate changes on these facilities through the use of interest rate swap and cap derivatives.

The following table is a summary of our financing facilities as of December 31, 2015 (dollar amounts in thousands):

				Pledged					Approved
				Asset	Maximum				but	Unallocated
	Current	Extended		Carrying	Facility		Outstanding		Undrawn	Financing
	Maturity	Maturity(a)	Pricing	Value	Size		Balance		Capacity(b)	Amount(c)
Lender 1 Repo 1	(d)	(d)	LIBOR + 1.85% to 5.25%	$1,427,281	$1,600,000		$975,735		$48,894	$575,371
Lender 2 Repo 1	Oct 2017	Oct 2020	LIBOR + 1.75% to 2.75%	326,292	500,000		233,705		—	266,295
Lender 3 Repo 1	May 2017	May 2019	LIBOR + 2.50% to 2.85%	185,917	131,997		131,997		—	—
Lender 4 Repo 1	Oct 2016	Oct 2017	LIBOR + 2.00%	394,945	309,498		309,498		—	—
Lender 4 Repo 2	Dec 2018	Dec 2020	LIBOR + 2.50%	—	1,000,000	(e)	—		—	1,000,000
Lender 6 Repo 1	Aug 2018	N/A	LIBOR + 2.50% to 3.00%	708,071	500,000		491,263		4,268	4,469
Lender 7 Secured Financing	Jul 2018	Jul 2019	LIBOR + 2.75% (f)	157,716	650,000	(g)	38,055		—	611,945
Conduit Repo 1	Sep 2016	N/A	LIBOR + 1.95% to 3.35%	107,580	150,000		80,741		—	69,259
Conduit Repo 2	Nov 2016	N/A	LIBOR + 2.10%	—	150,000		—		—	150,000
Conduit Repo 3	Feb 2018	Feb 2019	LIBOR + 2.10%	88,266	150,000		66,041		—	83,959
CMBS Repo 1	(h)	(h)	LIBOR + 1.90%	—	—		—		—	—
CMBS Repo 2	Dec 2016	N/A	LIBOR + 2.35% to 2.70%	159,111	120,850		120,850		—	—
CMBS Repo 3	(i)	(i)	LIBOR + 1.40% to 1.85%	341,422	243,434		243,434		—	—
RMBS Repo 1	(j)	N/A	LIBOR + 1.90%	180,192	125,000		2,000		102,067	20,933
Investing and Servicing Segment Property Mortgages	June 2018 to Dec 2025	N/A	Various	153,356	90,055		82,964		—	7,091
Ireland Portfolio Mortgage	May 2020	N/A	EURIBOR + 1.69%	506,500	319,322		319,322		—	—
Woodstar Portfolio Mortgages	Nov 2025 to Jan 2026	N/A	3.72% to 3.81%	327,967	248,630		248,630		—	—
Woodstar Portfolio Government Financing	Mar 2026 to Dec 2043	N/A	3.00%	99,007	8,982		8,982		—	—
Term Loan	Apr 2020	N/A	LIBOR + 2.75% (f)	3,254,640	658,270		656,568	(k)	—	—
FHLB Advances	Nov 2016	N/A	LIBOR + 0.37%	10,832	9,250		9,250		—	—
				$8,429,095	$6,965,288		$4,019,035		$155,229	$2,789,322

(a)	Subject to certain conditions as defined in the respective facility agreement.

(b)	Approved but undrawn capacity represents the total draw amount that has been approved by the lender related to those assets that have been pledged as collateral, less the drawn amount.

(c)	Unallocated financing amount represents the maximum facility size less the total draw capacity that has been approved by the lender.

(d)

Maturity date for borrowings collateralized by loans of January 2017 before extension options and January 2019 assuming initial extension options.  Borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions and not to exceed January 2023.

(e)	The initial maximum facility size of $600.0 million may be increased to $1.0 billion at our option, subject to certain conditions.

(f)	Subject to borrower’s option to choose alternative benchmark based rates pursuant to the terms of the credit agreement. The term loan is also subject to a 75 basis point floor.

(g)	The initial maximum facility size of $450.0 million may be increased to $650.0 million at our option, subject to certain conditions.

(h)

Facility carries a rolling 11 month term which may reset monthly with the lender’s consent.  This facility carries no maximum facility size.  Amount herein reflects the zero outstanding balance as of December 31, 2015.

(i)

Facility carries a rolling 12 month term which may reset monthly with the lender’s consent. Current maturity is December 2016. This facility carries no maximum facility size. Amount herein reflects the outstanding balance as of December 31, 2015.

(j)	The date that is 180 days after the buyer delivers notice to seller, subject to a maximum date of March 2017.

(k)	Term loan outstanding balance is net of $1.7 million of unamortized discount.

New Credit Facilities and Amendments

Refer to Note 10 of our Consolidated Financial Statements for a detailed discussion of new credit facilities and amendments to existing credit facilities executed during the year ended December 31, 2015.

Variance between Average and Quarter‑End Credit Facility Borrowings Outstanding

The following tables compare the average amount outstanding of our secured financing agreements during each quarter and the amount outstanding as of the end of each quarter, together with an explanation of significant variances (dollar amounts in thousands):

		Weighted-Average		Explanations
	Quarter-End	Balance During		for Significant
Quarter Ended	Balance	Quarter	Variance	Variances
March 31, 2015	$3,711,834	$3,455,082	$256,752	(a)
June 30, 2015	3,579,503	3,509,209	70,294	(b)
September 30, 2015	3,682,274	3,581,082	101,192	(c)
December 31, 2015	4,019,035	3,809,666	209,369	(d)

(a)

Variance primarily due to the following: (i) $131.7 million drawn on the CMBS Repo 3 facility in March 2015; (ii) $67.7 million drawn on the Lender 1 Repo 1 facility in March 2015; and (iii) $63.1 million drawn on Lender 2 Repo 1 facility in March 2015.

(b)

Variance primarily due to the following: (i) $245.6 million drawn on the Ireland Portfolio Mortgage in May 2015; partially offset by (ii) $82.0 million repaid on the Lender 7 Secured Financing facility in May 2015.

(c)	Variance primarily due to the following: (i) $83.0 million drawn on Ireland Portfolio Mortgage in July 2015; and (ii) $40.6 million draw on Conduit Repo 1 in September 2015.
(d)	Variance primarily due to the following: (i) $139.6 million drawn on the Lender 6 Repo 1 facility in December 2015; and (ii) $100.7 million of Woodstar Portfolio Mortgages in December 2015.

		Weighted-Average		Explanations
	Quarter-End	Balance During		for Significant
Quarter Ended	Balance	Quarter	Variance	Variances
March 31, 2014	$2,601,062	$2,536,926	$64,136	(a)
June 30, 2014	2,561,267	2,366,435	194,832	(b)
September 30, 2014	2,708,108	2,766,428	(58,320)	(c)
December 31, 2014	3,137,789	2,745,631	392,158	(d)

(a)Variance primarily due to the following:  (i) $281.6 million drawn on the Lender 1 Repo 1 facility subsequent to its upsizing in January 2014; partially offset by (ii) $146.0 million repayment on the Lender 7 Secured Financing facility in March 2014.

(b)Variance primarily due to the following:  (i) $90.0 million drawn on the Lender 1 Repo 1 facility in June 2014; (ii) $84.4 million drawn on the Lender 7 Secured Financing facility in June 2014; and (iii) $43.5 million drawn on the Lender 2 Repo 1 facility in June 2014.

(c)Variance primarily due to the following: (i) $51.2 million repayment on the Lender 1 Repo 1 facility in September 2014; (ii) $137.7 million repayment on the Conduit Repo 2 facility in August 2014; offset by (iii) $116.5 million draw on the Lender 7 Secured Financing facility in September 2014.

(d)Variance primarily due to the following: (i) $125.8 million drawn on the Lender 1 Repo 1 facility in December 2014; (ii) $153.7 drawn on the Lender 7 Secured Financing facility in December 2014; (iii) $87.0 million drawn on the Conduit Repo 2 facility in December 2014; and (iv) $71.0 million drawn on the Lender 6 Repo 1 facility in December 2014; offset by (v) $119.4 million repayment of the Lender 1 Repo 3 facility in December 2014; and (vi) $89.1 million repayment of the Lender 7 Secured Financing facility in November 2014.

Borrowings under Convertible Senior Notes

The following table is a summary of our unsecured convertible senior notes outstanding as of December 31, 2015 (amounts in thousands, except rates):

						Remaining
	Principal	Coupon	Effective	Conversion	Maturity	Period of
	Amount	Rate	Rate	Rate	Date	Amortization
2017 Notes	$431,250	3.75%	5.87%	41.7397	10/15/2017	1.8	years
2018 Notes	$599,981	4.55%	6.10%	46.1565	3/1/2018	2.2	years
2019 Notes	$341,363	4.00%	5.37%	48.9439	1/15/2019	3.0	years

During the years ended December 31, 2015 and 2014, the weighted average effective borrowing rates on our convertible senior notes were 5.7% and 5.5%, respectively.  These effective borrowing rates include the effects of underwriter purchase discount and the adjustment for the conversion option, the initial value of which reduced the balance of the notes.

Refer to Note 11 of our Consolidated Financial Statements for further disclosure regarding the terms of our convertible senior notes.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities

The following scheduled and/or projected principal repayments on our investments were based upon the amounts outstanding and contractual terms of the financing facilities in effect as of December 31, 2015 (amounts in thousands):

	Scheduled Principal	Scheduled/Projected	Projected/Required	Scheduled Principal
	Repayments on Loans	Principal Repayments	Repayments of	Inflows Net of
	and HTM Securities	on RMBS and CMBS	Financing	Financing Outflows
First Quarter 2016	$300,804	$23,384	$(152,620)	$171,568
Second Quarter 2016	71,250	33,805	(8,128)	96,927
Third Quarter 2016	355,637	25,850	(123,482)	258,005
Fourth Quarter 2016	453,629	55,785	(560,698)	(51,284)
Total	$1,181,320	$138,824	$(844,928)	$475,216

In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

Issuances of Equity Securities

We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At December 31, 2015, we had 100,000,000 shares of preferred stock available for issuance and 262,509,221 shares of common stock available for issuance.

Refer to Note 17 of our Consolidated Financial Statements for a discussion of our issuances of equity securities during the year ended December 31, 2015.

Other Potential Sources of Financing

In the future, we may also use other sources of financing to fund the acquisition of our target assets, including other secured as well as unsecured forms of borrowing and sale of certain investment securities which no longer meet our return requirements.

Repurchases of Equity Securities and Convertible Senior Notes

In September 2014, our board of directors authorized and announced the repurchase of up to $250 million of our outstanding common stock over a period of one year. Subsequent amendments to the repurchase program approved by our board of directors in December 2014 and June 2015 resulted in the program being (i) amended to increase maximum repurchases to $450.0 million, (ii) expanded to allow for the repurchase of our outstanding convertible senior notes under the program and (iii) extended through June 2016. Purchases made pursuant to the program are made in either the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are discretionary and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. During the year ended December 31, 2015, we repurchased $118.6 million aggregate principal amount of our 2019 Notes for $136.3 million plus related transaction expenses of $0.1 million. During the year ended December 31, 2015, we also repurchased $48.7 million of common stock under the repurchase program.  As of December 31, 2015, we have $251.8 million of remaining capacity to repurchase common stock and/or convertible senior notes under the repurchase program.  In January 2016, our board of directors authorized a $50.0 million increase in the maximum repurchase amount to $500.0 million and an extension of our share repurchase program through January 2017.

Off‑Balance Sheet Arrangements

We have relationships with unconsolidated entities and financial partnerships, such as entities often referred to as VIEs. We are not obligated to provide, nor have we provided, any financial support for any VIEs. As such, the risk associated with our involvement is limited to the carrying value of our investment in the entity. Refer to Note 15 of our Consolidated Financial Statements for further discussion.

Dividends

We intend to continue to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to continue to pay regular quarterly dividends to our stockholders in an amount approximating our net taxable income, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating and debt service requirements. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. Refer to Note 17 of our Consolidated Financial Statements for a detailed dividend history.

The tax treatment for our aggregate distributions per share of common stock paid with respect to the 2015 tax year is as follows:

Record Date	Payable Date	Per Share Dividend Paid	Ordinary Taxable Dividends	Taxable Qualified Dividends	Capital Gain Distribution	Unrecaptured 1250 Gain	Nondividend Distributions
12/31/2014	1/15/2015	$0.4800	$0.4410	$0.0391	$0.0390	$—	$—
3/31/2015	4/15/2015	0.4800	0.4410	0.0391	0.0390	—	—
6/30/2015	7/15/2015	0.4800	0.4410	0.0391	0.0390	—	—
9/30/2015	10/15/2015	0.4800	0.4410	0.0391	0.0390	—	—
12/31/2015	1/15/2016	0.1506	0.1384	0.0122	0.0122	—	—
		$2.0706	$1.9024	$0.1686	$0.1682	$—	$—

To the extent that total dividends for the 2015 tax year exceeded 2015 taxable income, the portion of the fourth quarter dividend paid in January of 2016 that is equal to such excess is treated as a 2016 dividend for federal tax purposes.

On February 25, 2016, our board of directors declared a dividend of $0.48 per share for the first quarter of 2015, which is payable on April 15, 2016 to common stockholders of record as of March 31, 2016.

Leverage Policies

We employ leverage, to the extent available, to fund the acquisition of our target assets, increase potential returns to our stockholders, or provide temporary liquidity. Leverage can be either direct by utilizing private third party financing, or indirect through originating, acquiring, or retaining subordinated mortgages, B‑Notes, subordinated loan participations or mezzanine loans. Although the type of leverage we deploy is dependent on the underlying asset that is being financed, we intend, when possible, to utilize leverage whose maturity is equal to or greater than the maturity of the underlying asset and minimize to the greatest extent possible exposure to the Company of credit losses associated with any individual asset. In addition, we intend to mitigate the impact of potential future interest rate increases on our borrowings through utilization of hedging instruments, primarily interest rate swap agreements.

The amount of leverage we deploy for particular investments in our target assets depends upon our Manager’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. and European economy and commercial and residential mortgage markets, our outlook for the level, slope, and volatility of interest rates, the credit quality of our assets, the collateral underlying our assets, and our outlook for asset spreads relative to the LIBOR curve. Under our current repurchase agreements and bank credit facility, our total leverage may not exceed 75% of total assets (as defined), as adjusted to remove the impact of bona‑fide loan sales that are accounted for as financings and the consolidation of VIEs pursuant to GAAP. As of December 31, 2015, our total debt to assets ratio was 54.4%.

Contractual Obligations and Commitments

Contractual obligations as of December 31, 2015 are as follows (amounts in thousands):

		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Secured financings (a)	$4,020,738	$844,928	$1,149,752	$1,635,607	$390,451
Convertible senior notes	1,372,594	—	1,031,231	341,363	—
Secured borrowings on transferred loans (b)	111,118	—	35,000	76,118	—
Loan funding commitments (c)	1,273,327	775,299	498,028	—	—
Future lease commitments	35,314	7,093	13,494	12,080	2,647
Total	$6,813,091	$1,627,320	$2,727,505	$2,065,168	$393,098

(a)	Includes available extension options.
(b)

These amounts relate to financial asset sales that were required to be accounted for as secured borrowings. As a result, the assets we sold remain on our consolidated balance sheet for financial reporting purposes. Such assets are expected to provide match funding for these liabilities.

(c)

Excludes $230.6 million of loan funding commitments in which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower either earlier than, or in excess of, expectations. In addition, this amount excludes any funding commitments which may be required pursuant to Company guarantees. In limited instances, specifically with loans involving multiple construction lenders, the Company has guaranteed the future funding obligations of certain third party lenders in the event that such third parties fail to fund their proportionate share of the obligation in a timely manner. We are currently unaware of any circumstances which would require us to make payments under any of these guarantees and, as a result, have not included any such amounts in the above table.

The table above does not include interest payable, amounts due under our management agreement or derivative agreements as those contracts do not have fixed and determinable payments.

Critical Accounting Estimates

Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made, based upon information available to us at that time. The following discussion describes the critical accounting estimates that apply to our operations and require complex management judgment. This summary should be read in conjunction with a more complete discussion of our accounting policies included in Note 2 of our Consolidated Financial Statements.

Loan Impairment

We evaluate each loan classified as held‑for‑investment for impairment at least quarterly. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. If a loan is considered to be impaired, we record an allowance through the provision for loan losses to reduce the carrying value of the loan to the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral.

Our loans are typically collateralized by real estate. As a result, we regularly evaluate the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property’s liquidation value. We also evaluate the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, we consider the overall economic environment, real estate sector, and geographic sub‑market in which the borrower operates. Such impairment analyses are completed and reviewed by asset management and finance personnel, who utilize various data sources, including (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and discussions with market participants.

Significant judgment is required when evaluating loans for impairment; therefore, actual results over time could be materially different. As of December 31, 2015, the Lending Segment had $6.0 billion of loans held‑for‑investment, of which none are considered impaired. Historically, this segment has not had any realized losses on individual loans. However, we have established a general loan loss allowance based on our risk classification of the loans in our portfolio, as discussed in Note 5 of our Consolidated Financial Statements. The general loan loss allowance was $6.0 million as of December 31, 2015.

Classification and Impairment Evaluation of Investment Securities

Our investment securities consist primarily of RMBS that we classify as available‑for‑sale, CMBS and mandatorily redeemable preferred equity interests in commercial real estate entities which we expect to hold to maturity and CMBS for which we have elected the fair value option. Investments classified as available‑for‑sale are carried at their fair value. For securities where we have not elected the fair value option, changes in fair value are recorded through accumulated other comprehensive income, a component of stockholders’ equity, rather than through earnings. We do not hold any of our investment securities for trading purposes.

When the estimated fair value of a security for which we have not elected to apply the fair value option is less than its amortized cost, we consider whether there is an other‑than‑temporary impairment (“OTTI”) in the value of the security. An impairment is deemed an OTTI if (i) we intend to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovering our cost basis, or (iii) we do not expect to recover our cost basis even if we do not intend to sell the security or do not believe it is more likely than not that we will be required to sell the security before recovering our cost basis. If the impairment is deemed to be an OTTI, the resulting accounting treatment depends on the factors causing the OTTI. If the OTTI has resulted from (i) our intention to sell the security, or (ii) our judgment that it is more likely than not that we will be required to sell the security before recovering our cost basis, an impairment loss is recognized in earnings equal to the difference between our amortized cost basis and fair value. Whereas, if the OTTI has resulted from our conclusion that we will not recover our cost basis even if we do not intend to sell the security or do not believe it is more likely than not that we will be required to sell the security before recovering our cost basis, only the credit loss portion of the impairment is recorded in earnings, and the portion of the loss related to other factors, such as changes in interest rates, continues to be recognized in accumulated other comprehensive income. Determining whether there is an OTTI may require us to exercise significant judgment and make significant assumptions, including, but not limited to, estimated cash flows, estimated prepayments, loss assumptions, and assumptions regarding changes in interest rates. As a result, actual OTTI losses could differ from reported amounts. Such judgments and assumptions are based upon a number of factors, including (i) credit of the issuer or the borrowers, (ii) credit rating of the security, (iii) key terms of the security, (iv) performance of the loan or underlying loans, including debt service coverage and loan‑to‑value ratios, (v) the value of the collateral for the loan or underlying loans, (vi) the effect of local, industry, and broader economic factors, and (vii) the historical and anticipated trends in defaults and loss severities for similar securities. As of December 31, 2015, we held $176.2 million of available‑for‑sale RMBS which had gross unrealized gains of $37.6 million and $0.3 million of unrealized losses. We also had $321.2 million of held‑to‑maturity securities which had gross unrealized losses of $6.2 million and gross unrealized gains of $0.3 million as of December 31, 2015. We recognized OTTI charges against earnings with respect to our investment securities of $0.3 million and $1.0 million during the years ended December 31, 2014 and 2013, respectively. There were no OTTI charges recognized during the year ended December 31, 2015.

Valuation of Financial Assets and Liabilities Carried at Fair Value

We measure our VIE assets and liabilities, mortgage‑backed securities, derivative assets and liabilities, domestic servicing rights intangible asset and any assets or liabilities where we have elected the fair value option at fair value. When actively quoted observable prices are not available, we either use implied pricing from similar assets and liabilities or valuation models based on net present values of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors. See Note 20 of our Consolidated Financial Statements for details regarding the various methods and inputs we use in measuring the fair value of our financial assets and liabilities. As of December 31, 2015, we had $77.4 billion and $75.8 billion of financial assets and liabilities, respectively, that are measured at fair value, including $76.7 billion of VIE assets and $75.8 billion of VIE liabilities we consolidate pursuant to ASC 810.

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

Derivative Instruments and Hedging Activities

We record all derivatives on our consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on whether we have elected to designate a derivative in a hedging relationship and have satisfied the criteria necessary to apply hedge accounting under GAAP. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We regularly enter into derivative contracts that are intended to economically hedge certain of our risks, even though the transactions may not qualify for, or we may not elect to pursue, hedge accounting. In such cases, changes in the fair value of the derivatives are recorded in earnings. The designation of derivative contracts as hedges, the measurement of their effectiveness, and the estimate of the fair value of the contracts all may involve significant judgments by our management, and changes to those judgments could significantly impact our reported results of operations. As of December 31, 2015, we had $45.1 million of derivative assets and $5.2 million of derivative liabilities. We recognized net gains on derivatives of $21.6 million and $20.5 million for the years ended December 31, 2015 and 2014, respectively, and net losses on derivatives of $11.2 million for the year ended December 31, 2013. As of December 31, 2015, we had $0.1 million of net unrecognized losses on derivatives designated as hedges.

Goodwill Impairment

Our goodwill at December 31, 2015 of $140.4 million represents the excess of consideration transferred over the fair value of LNR’s net assets acquired on April 19, 2013. In testing goodwill for impairment, we follow ASC 350, Intangibles—Goodwill and Other, which permits a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill. If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill, then no impairment is determined to exist for the reporting unit. However, if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value including goodwill, we compare the fair value of that reporting unit with its carrying value, including goodwill (“Step One”). If the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired with the impairment loss equal to the amount by which the carrying value of the goodwill exceeds the implied fair value of that goodwill.

Based on our qualitative assessment during the 2015 fourth quarter, we believe that the Investing and Servicing Segment reporting unit to which all of our goodwill was attributed is not currently at risk of failing Step One of the impairment test. This qualitative assessment required judgment to be applied in evaluating the effects of multiple factors, including actual and projected financial performance of the reporting unit, macroeconomic conditions, industry and market conditions, and relevant entity specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill.

Property Impairment

We review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the carrying amount of the property to the undiscounted future net cash flows it is expected to generate. If such carrying amount exceeds the expected undiscounted future net cash flows, we adjust the carrying amount of the property to its estimated fair value. The estimation of future net cash flows and fair values of our properties involves significant judgments by our management, and changes to these judgments could significantly impact our reported results of operation. As of December 31, 2015 we held properties with a carrying value of $919.2 million, none of which we determined were impaired at any point during the year ended December 31, 2015.

Recent Accounting Developments

Refer to Note 2 of our Consolidated Financial Statements for a discussion of recent accounting developments and the expected impact to the Company.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk‑adjusted returns through ownership of our capital stock. While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience and seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

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

We seek to further manage credit risk associated with our loans held‑for‑sale through the purchase of credit index instruments. The following table presents our credit index instruments as of December 31, 2015 and December 31, 2014 (dollar amounts in thousands):

	Face Value of	Aggregate Notional Value of	Number of
	Loans Held-for-Sale	Credit Index Instruments	Credit Index Instruments
December 31, 2015	$203,710	$40,000	11
December 31, 2014	$390,342	$45,000	12

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations such as repurchase agreements, bank credit facilities, term loans, revolving facilities and securitizations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we mitigate such interest rate risk through the utilization of interest rate swaps of the same duration. The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of December 31, 2015 and 2014 (dollar amounts in thousands):

		Aggregate Notional
	Face Value of	Value of Interest	Number of Interest
	Hedged Instruments	Rate Derivatives	Rate Derivatives
Instrument hedged as of December 31, 2015
Loans held-for-investment	$8,000	$8,000	1
Loans held-for-sale	203,710	162,700	27
RMBS, available-for-sale	233,976	74,000	3
Secured financing agreements	518,505	519,142	14
	$964,191	$763,842	45
Instrument hedged as of December 31, 2014
Loans held-for-investment	$9,000	$9,000	2
Loans held-for-sale	390,342	338,500	54
RMBS, available-for-sale	270,783	74,000	3
Secured financing agreements	220,729	218,165	8
	$890,854	$639,665	67

The following table summarizes the estimated annual change in net investment income for our LIBOR‑based investments and our LIBOR‑based debt assuming increases or a decrease in LIBOR and adjusted for the effects of our interest rate hedging activities (amounts in thousands):

	Variable-rate
	investments and	3.0%	2.0%	1.0%	1.0%
Income (Expense) Subject to Interest Rate Sensitivity	indebtedness	Increase	Increase	Increase	Decrease (1)
Investment income from variable-rate investments	$5,378,901	$177,263	$116,196	$55,852	$(16,443)
Interest expense from variable-rate debt	(3,714,845)	(111,445)	(74,297)	(37,148)	14,165
Net investment income from variable rate instruments	$1,664,056	$65,818	$41,899	$18,704	$(2,278)
Impact per diluted average shares outstanding		$0.28	$0.18	$0.08	$(0.01)

(1)	Assumes LIBOR does not go below 0%.

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

Extension Risk

Our Manager computes the projected weighted‑average life of our assets based on assumptions regarding the rate at which the borrowers will prepay the mortgages or extend. If prepayment rates decrease in a rising interest rate environment or extension options are exercised, the life of the fixed‑rate assets could extend beyond the term of the secured debt agreements. This could have a negative impact on our results of operations. In some situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

Fair Value Risk

The estimated fair value of our investments fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the estimated fair value of the fixed‑rate investments would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of the fixed‑rate investments would be expected to increase. As market volatility increases or liquidity decreases, the fair value of our assets recorded and/or disclosed may be adversely impacted. Our economic exposure is generally limited to our net investment position as we seek to fund fixed rate investments with fixed rate financing or variable rate financing hedged with interest rate swaps.

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

The following table represents our current currency hedge exposure as it relates to our investments denominated in foreign currencies, along with the aggregate notional amount of the hedges in place (amounts in thousands except for number of contracts, using the December 31, 2015 pound sterling (“GBP”) closing rate of 1.4738, Euro (“EUR”) closing rate of 1.0861, Swedish Krona (“SEK”) closing rate of 0.1184, Norwegian Krone (“NOK”) closing rate of 0.1131 and Danish Krone (“DKK”) closing rate of 0.1455):

Carrying Value of Net Investment	Local Currency	Number of Foreign Exchange Contracts		Aggregate Notional Value of Hedges Applied	Expiration Range of Contracts
$50,110	GBP	12		$66,073	July 2016
47,448	GBP	13		54,149	January 2017
10,341	GBP	10		10,027	January 2016 – March 2016
59,482	GBP	10		71,791	January 2018
5,901	EUR, DKK, NOK, SEK	4		6,991	December 2016
87,759	GBP	6		98,980	January 2016 – April 2017
2,660	GBP	3		4,317	June 2016 – March 2018
167,841	EUR	54	(1)	275,149	March 2016 – June 2020
14,498	GBP	10		15,592	January 2016 – January 2018
39,238	EUR	9		37,764	February 2016 – October 2016
54,175	EUR	19		58,462	February 2016 – October 2016
$539,453		150		$699,295

(1)

As of December 31, 2015, we held 54 foreign exchange contracts to hedge our Euro currency exposure created by our acquisition of the Ireland Portfolio.  These contracts have an aggregate notional of $275.1 million and varying maturities through June 2020.

Real Estate Risk

The market values of commercial and residential mortgage assets are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Starwood Property Trust, Inc.

Greenwich, Connecticut

We have audited the accompanying consolidated balance sheets of Starwood Property Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Starwood Property Trust, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants
Miami, Florida February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Starwood Property Trust, Inc.

Greenwich, Connecticut

We have audited the internal control over financial reporting of Starwood Property Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2015 of the Company and our report dated February 25, 2016 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

February 25, 2016

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	As of December 31,
	2015	2014
Assets:
Cash and cash equivalents	$368,815	$255,187
Restricted cash	23,069	48,704
Loans held-for-investment, net	5,973,079	5,779,238
Loans held-for-sale, at fair value	203,865	391,620
Loans transferred as secured borrowings	86,573	129,427
Investment securities ($403,703 and $556,253 held at fair value)	724,947	998,248
Properties, net	919,225	39,854
Intangible assets ($119,698 and $132,303 held at fair value)	201,570	144,152
Investment in unconsolidated entities	199,201	193,983
Goodwill	140,437	140,437
Derivative assets	45,091	26,628
Accrued interest receivable	34,314	40,102
Other assets	142,263	95,652
Variable interest entity (“VIE”) assets, at fair value	76,675,689	107,816,065
Total Assets	$85,738,138	$116,099,297
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$156,805	$144,516
Related-party payable	40,955	40,751
Dividends payable	114,947	108,189
Derivative liabilities	5,196	5,476
Secured financing agreements, net	4,019,035	3,137,789
Convertible senior notes, net	1,325,243	1,418,022
Secured borrowings on transferred loans	88,000	129,441
VIE liabilities, at fair value	75,817,014	107,232,201
Total Liabilities	81,567,195	112,216,385
Commitments and contingencies (Note 22)
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 241,044,775 issued and 237,490,779 outstanding as of December 31, 2015 and 224,752,053 issued and 223,538,303 outstanding as of December 31, 2014	2,410	2,248
Additional paid-in capital	4,192,844	3,835,725
Treasury stock (3,553,996 shares and 1,213,750 shares)	(72,381)	(23,635)
Accumulated other comprehensive income	29,729	55,896
Accumulated deficit	(12,286)	(9,378)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,140,316	3,860,856
Non-controlling interests in consolidated subsidiaries	30,627	22,056
Total Equity	4,170,943	3,882,912
Total Liabilities and Equity	$85,738,138	$116,099,297

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	For the Year Ended December 31,
	2015	2014	2013
Revenues:
Interest income from loans	$477,931	$434,662	$344,640
Interest income from investment securities	93,665	112,016	74,312
Servicing fees	117,068	135,565	124,726
Rental income	36,622	9,831	6
Other revenues	10,591	10,801	5,811
Total revenues	735,877	702,875	549,495
Costs and expenses:
Management fees	124,733	117,732	76,816
Interest expense	202,550	161,104	111,803
General and administrative	154,628	169,661	150,019
Business combination costs	—	—	17,958
Acquisition and investment pursuit costs	13,429	3,681	3,648
Costs of rental operations	11,542	5,938	—
Depreciation and amortization	29,010	16,627	9,701
Loan loss allowance, net	(2)	2,047	1,923
Other expense	389	7,219	1,298
Total costs and expenses	536,279	484,009	373,166
Income before other income, income taxes and non-controlling interests	199,598	218,866	176,329
Other income:
Change in net assets related to consolidated VIEs	185,490	212,506	116,377
Change in fair value of servicing rights	(12,605)	(16,787)	(6,844)
Change in fair value of investment securities, net	3,084	15,077	(8,884)
Change in fair value of mortgage loans held-for-sale, net	64,320	70,420	43,849
Earnings from unconsolidated entities	26,674	19,932	8,841
Gain on sale of investments and other assets, net	22,664	12,886	25,063
Gain (loss) on derivative financial instruments, net	21,598	20,451	(11,170)
Foreign currency (loss) gain, net	(37,221)	(29,942)	10,383
Total other-than-temporary impairment (“OTTI”)	(12)	(1,788)	(2,076)
Noncredit portion of OTTI recognized in other comprehensive income	12	732	1,062
Net impairment losses recognized in earnings	—	(1,056)	(1,014)
Loss on extinguishment of debt	(5,921)	—	—
Other income, net	1,708	3,832	1,052
Total other income	269,791	307,319	177,653
Income from continuing operations before income taxes	469,389	526,185	353,982
Income tax provision	(17,206)	(24,096)	(23,858)
Income from continuing operations	452,183	502,089	330,124
Loss from discontinued operations, net of tax (Note 3)	—	(1,551)	(19,794)
Net income	452,183	500,538	310,330
Net income attributable to non-controlling interests	(1,486)	(5,517)	(5,300)
Net income attributable to Starwood Property Trust, Inc.	$450,697	$495,021	$305,030

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic:
Income from continuing operations	$1.92	$2.29	$1.94
Loss from discontinued operations	—	(0.01)	(0.12)
Net income	$1.92	$2.28	$1.82
Diluted:
Income from continuing operations	$1.91	$2.25	$1.94
Loss from discontinued operations	—	(0.01)	(0.12)
Net income	$1.91	$2.24	$1.82

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	For the Year Ended December 31,
	2015	2014	2013
Net income	$452,183	$500,538	$310,330
Other comprehensive income (loss) (net change by component):
Cash flow hedges	32	507	1,967
Available-for-sale securities	(22,883)	(6,376)	(15,680)
Foreign currency remeasurement	(3,316)	(13,684)	9,487
Other comprehensive loss	(26,167)	(19,553)	(4,226)
Comprehensive income	426,016	480,985	306,104
Less: Comprehensive income attributable to non-controlling interests	(1,486)	(5,517)	(5,300)
Comprehensive income attributable to Starwood Property Trust, Inc.	$424,530	$475,468	$300,804

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(Amounts in thousands, except share data)

								Total
							Accumulated	Starwood
							Other	Property
	Common stock		Additional				Comprehensive	Trust, Inc.	Non-
		Par	Paid-In	Treasury Stock		Accumulated	Income	Stockholders’	Controlling	Total
	Shares	Value	Capital	Shares	Amount	Deficit	(Loss)	Equity	Interests	Equity
Balance, January 1, 2013	136,125,356	$1,361	$2,721,353	625,850	$(10,642)	$(72,401)	$79,675	$2,719,346	$77,859	$2,797,205
Proceeds from public offering of common stock	59,225,000	592	1,512,925	—	—	—	—	1,513,517	—	1,513,517
Equity offering costs	—	—	(1,390)	—	—	—	—	(1,390)	—	(1,390)
Convertible senior notes	—	—	48,502	—	—	—	—	48,502	—	48,502
Share-based compensation	686,232	7	16,337	—	—	—	—	16,344	—	16,344
Manager incentive fee paid in stock	102,457	1	2,752	—	—	—	—	2,753	—	2,753
Net income	—	—	—	—	—	305,030	—	305,030	5,300	310,330
Dividends declared, $1.82 per share	—	—	—	—	—	(317,348)	—	(317,348)	—	(317,348)
Other comprehensive loss, net	—	—	—	—	—	—	(4,226)	(4,226)	—	(4,226)
VIE non-controlling interests	—	—	—	—	—	—	—	—	(753)	(753)
Non-controlling interests assumed through LNR acquisition	—	—	—	—	—	—	—	—	8,705	8,705
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	1,599	1,599
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(48,105)	(48,105)
Balance, December 31, 2013	196,139,045	$1,961	$4,300,479	625,850	$(10,642)	$(84,719)	$75,449	$4,282,528	$44,605	$4,327,133
Proceeds from public offering of common stock	25,300,000	253	564,442	—	—	—	—	564,695	—	564,695
Proceeds from ATM Agreement	1,512,925	16	36,156	—	—	—	—	36,172	—	36,172
Proceeds from DRIP Plan	5,612	—	131	—	—	—	—	131	—	131
Equity offering costs	—	—	(1,535)	—	—	—	—	(1,535)	—	(1,535)
Common stock repurchased	—	—	—	587,900	(12,993)	—	—	(12,993)	—	(12,993)
Convertible senior notes	—	—	15,568	—	—	—	—	15,568	—	15,568
Share-based compensation	1,324,674	13	28,609	—	—	—	—	28,622	—	28,622
Manager incentive fee paid in stock	469,797	5	11,118	—	—	—	—	11,123	—	11,123
Net income	—	—	—	—	—	495,021	—	495,021	5,517	500,538
Dividends declared, $1.92 per share	—	—	—	—	—	(419,680)	—	(419,680)	—	(419,680)
Spin-off of SWAY	—	—	(1,119,243)	—	—	—	—	(1,119,243)	(1,594)	(1,120,837)
Other comprehensive loss, net	—	—	—	—	—	—	(19,553)	(19,553)	—	(19,553)
VIE non-controlling interests	—	—	—	—	—	—	—	—	141	141
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	7,267	7,267
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(33,880)	(33,880)
Balance, December 31, 2014	224,752,053	$2,248	$3,835,725	1,213,750	$(23,635)	$(9,378)	$55,896	$3,860,856	$22,056	$3,882,912
Proceeds from public offering of common stock	13,800,000	138	326,004	—	—	—	—	326,142	—	326,142
Proceeds from DRIP Plan	12,670	—	286	—	—	—	—	286	—	286
Equity offering costs	—	—	(945)	—	—	—	—	(945)	—	(945)
Common stock repurchased	—	—	—	2,340,246	(48,746)	—	—	(48,746)	—	(48,746)
Equity component of 4.0% Convertible Senior Notes repurchase	—	—	(17,727)	—	—	—	—	(17,727)	—	(17,727)
Share-based compensation	1,734,642	17	32,129	—	—	—	—	32,146	—	32,146
Manager incentive fee paid in stock	745,410	7	17,372	—	—	—	—	17,379	—	17,379
Net income	—	—	—	—	—	450,697	—	450,697	1,486	452,183
Dividends declared, $1.92 per share	—	—	—	—	—	(453,605)	—	(453,605)	—	(453,605)
Other comprehensive loss, net	—	—	—	—	—	—	(26,167)	(26,167)	—	(26,167)
VIE non-controlling interests	—	—	—	—	—	—	—	—	2,232	2,232
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	6,974	6,974
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(2,121)	(2,121)
Balance, December 31, 2015	241,044,775	$2,410	$4,192,844	3,553,996	$(72,381)	$(12,286)	$29,729	$4,140,316	$30,627	$4,170,943

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Year Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net income	$452,183	$500,538	$310,330
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	14,613	11,747	9,727
Amortization of convertible debt discount and deferred fees	20,832	14,665	8,538
Accretion of net discount on investment securities	(24,556)	(25,023)	(30,235)
Accretion of net deferred loan fees and discounts	(36,862)	(21,286)	(44,643)
Amortization of net discount (premium) from secured borrowings on transferred loans	4	(893)	(1,655)
Share-based compensation	32,146	28,622	16,344
Share-based component of incentive fees	17,379	11,123	2,752
Change in fair value of fair value option investment securities	(3,084)	(15,077)	8,884
Change in fair value of consolidated VIEs	45,646	(52,559)	(23,687)
Change in fair value of servicing rights	12,605	16,787	6,844
Change in fair value of loans held-for-sale	(64,320)	(70,420)	(43,849)
Change in fair value of derivatives	(28,549)	(24,646)	7,836
Foreign currency loss (gain), net	37,110	29,366	(10,375)
Gain on sale of investments and other assets	(22,664)	(13,829)	(40,315)
Impairment of real estate	—	—	1,095
Other-than-temporary impairment	—	1,056	1,015
Loan loss allowance, net	(2)	2,047	1,923
Depreciation and amortization	27,232	16,622	14,925
Earnings from unconsolidated entities	(26,674)	(19,932)	(8,841)
Distributions of earnings from unconsolidated entities	23,082	15,245	6,808
Loss on extinguishment of debt	5,921	—	—
Capitalized costs written off	—	—	1,517
Originations of loans held-for-sale, net of principal collections	(1,848,141)	(1,785,050)	(1,232,920)
Proceeds from sale of loans held-for-sale	2,100,216	1,670,522	1,326,602
Changes in operating assets and liabilities:
Related-party payable, net	204	22,958	15,997
Accrued and capitalized interest receivable, less purchased interest	(65,972)	(52,514)	(32,387)
Other assets	(28,485)	1,591	18,686
Accounts payable, accrued expenses and other liabilities	(27,358)	(40,951)	35,398
Net cash provided by operating activities	612,506	220,709	326,314
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(2,360,225)	(3,034,696)	(2,663,267)
Proceeds from principal collections on loans	1,552,422	1,192,823	769,650
Proceeds from loans sold	637,124	501,988	435,818
Purchase of investment securities	(182,018)	(189,422)	(479,843)
Proceeds from sales of investment securities	6,410	100,166	463,428
Proceeds from principal collections on investment securities	428,569	54,295	70,417
Real estate business combinations, net of cash acquired	(555,051)	—	—
Proceeds from sale of properties	35,576	1,784	13,617
Purchase of other assets	(1,920)	(37,879)	(2,157)
Investment in unconsolidated entities	(32,436)	(183,043)	(30,562)
Distribution of capital from unconsolidated entities	30,855	62,013	6,515
Payments for purchase or termination of derivatives	(27,054)	(19,928)	(17,389)
Proceeds from termination of derivatives	36,547	5,996	10,289
Return of investment basis in purchased derivative asset	337	1,513	1,948
Decrease (increase) in restricted cash, net	30,069	2,268	(17,275)
Spin-off of Starwood Waypoint Residential Trust	—	(111,960)	—
Acquisition and improvement of single family homes	—	(61,901)	(642,099)
Purchase of non-performing loans	—	—	(186,263)
Proceeds from sale of non-performing loans	—	1,153	25,954
Purchase of LNR, net of cash acquired	—	—	(586,383)
Net cash used in investing activities	(400,795)	(1,714,830)	(2,827,602)

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(Amounts in thousands)

	For the Year Ended December 31,
	2015	2014	2013
Cash Flows from Financing Activities:
Borrowings under financing agreements	$4,817,394	$4,320,738	$4,391,114
Proceeds from issuance of convertible senior notes	—	421,547	1,037,926
Principal repayments on and repurchases of borrowings	(4,335,654)	(3,419,957)	(3,884,972)
Payment of deferred financing costs	(21,701)	(16,514)	(26,309)
Proceeds from secured borrowings	38,925	—	95,000
Proceeds from common stock issuances	326,428	600,998	1,513,519
Payment of equity offering costs	(945)	(1,535)	(1,390)
Payment of dividends	(446,847)	(401,661)	(300,973)
Contributions from non-controlling interests	71	—	1,599
Distributions to non-controlling interests	(2,121)	(33,880)	(48,104)
Purchase of treasury stock	(48,746)	(12,993)	—
Issuance of debt of consolidated VIEs	9,132	89,354	13,993
Repayment of debt of consolidated VIEs	(464,243)	(136,115)	(180,652)
Distributions of cash from consolidated VIEs	34,724	27,531	29,411
Net cash (used in) provided by financing activities	(93,583)	1,437,513	2,640,162
Net increase (decrease) in cash and cash equivalents	118,128	(56,608)	138,874
Cash and cash equivalents, beginning of year	255,187	317,627	177,671
Effect of exchange rate changes on cash	(4,500)	(5,832)	1,082
Cash and cash equivalents, end of year	$368,815	$255,187	$317,627
Supplemental disclosure of cash flow information:
Cash paid for interest	$160,386	$131,917	$79,190
Income taxes paid	29,171	34,611	43,080
Supplemental disclosure of non-cash investing and financing activities:
Fair value of assets acquired	$883,172	$—	$1,152,360
Fair value of liabilities assumed	(328,121)	—	562,279
Net assets acquired from consolidated VIEs	125,309	—	—
Net assets acquired through foreclosure	14,530	—	18,867
Dividends declared, but not yet paid	114,947	108,189	90,171
Consolidation of VIEs (VIE asset/liability additions)	12,050,421	29,363,132	25,165,354
Deconsolidation of VIEs (VIE asset/liability reductions)	(7,825,212)	9,392,128	1,218,514
Net assets distributed in spin-off of Starwood Waypoint Residential Trust	—	1,008,377	—
Contributions from non-controlling interests	—	7,267	—
Interest only security received in connection with securitization	—	—	1,889

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2015

1. Business and Organization

Starwood Property Trust, Inc. (“STWD” and, together with its subsidiaries, “we” or the “Company”) is a Maryland corporation that commenced operations in August 2009, upon the completion of our initial public offering (“IPO”). We are focused primarily on originating, acquiring, financing and managing commercial mortgage loans and other commercial real estate debt investments, commercial mortgage‑backed securities (“CMBS”), and other commercial real estate investments in both the U.S. and Europe. We refer to the following as our target assets: commercial real estate mortgage loans, preferred equity interests, CMBS and other commercial real estate‑related debt investments. Our target assets may also include residential mortgage‑backed securities (“RMBS”), certain residential mortgage loans, distressed or non-performing commercial loans, commercial properties subject to net leases and equity interests in commercial real estate. As market conditions change over time, we may adjust our strategy to take advantage of changes in interest rates and credit spreads as well as economic and credit conditions.

We have three reportable business segments as of December 31, 2015:

•

Real estate lending (the “Lending Segment”)—engages primarily in originating, acquiring, financing and managing commercial first mortgages, subordinated mortgages, mezzanine loans, preferred equity, CMBS, RMBS and other real estate and real estate-related debt investments in both the U.S. and Europe that are held-for-investment.

•

Real estate investing and servicing (the “Investing and Servicing Segment”) —includes (i) servicing businesses in both the U.S. and Europe that manage and work out problem assets, (ii) an investment business that selectively acquires and manages unrated, investment grade and non-investment grade rated CMBS, including subordinated interests of securitization and resecuritization transactions, (iii) a mortgage loan business which originates conduit loans for the primary purpose of selling these loans into securitization transactions, and (iv) an investment business that selectively acquires commercial real estate assets, including properties acquired from CMBS trusts. This segment excludes the consolidation of securitization variable interest entities (“VIEs”).

•

Real estate property (the “Property Segment”)—engages primarily in acquiring and managing equity interests in stabilized commercial real estate properties, including multi-family properties, that are held for investment.

On January 31, 2014, we completed the spin‑off of our former single family residential (“SFR”) segment to our stockholders as discussed further in Note 3.

On April 19, 2013, we acquired the equity of LNR Property LLC (“LNR”) and certain of its subsidiaries as discussed further in Note 3.

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

We are organized as a holding company and conduct our business primarily through our various wholly‑owned subsidiaries. We are externally managed and advised by SPT Management, LLC (our “Manager”) pursuant to the terms of a management agreement. Our Manager is controlled by Barry Sternlicht, our Chairman and Chief Executive Officer. Our Manager is an affiliate of Starwood Capital Group, a privately‑held private equity firm founded and controlled by Mr. Sternlicht.

2. Summary of Significant Accounting Policies

Balance Sheet Presentation of the Investing and Servicing Segment’s Variable Interest Entities

As noted above, the Investing and Servicing Segment operates an investment business that acquires unrated, investment grade and non‑investment grade rated CMBS. These securities represent interests in securitization structures (commonly referred to as special purpose entities, or “SPEs”). These SPEs are structured as pass through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. Under accounting principles generally accepted in the United States of America (“GAAP”), SPEs typically qualify as VIEs. These are entities that, by design, either (1) lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity.

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

The VIE liabilities initially represent investment securities on our balance sheet (pre‑consolidation). Upon consolidation of these VIEs, our associated investment securities are eliminated, as is the interest income related to those securities. Similarly, the fees we earn in our roles as special servicer of the bonds issued by the consolidated VIEs or as collateral administrator of the consolidated VIEs are also eliminated. Finally, an allocable portion of the identified servicing intangible associated with the eliminated fee streams is eliminated in consolidation.

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

When we consolidate entities other than VIEs, the ownership interests of any minority parties are reflected as non‑controlling interests. A non‑controlling interest in a consolidated subsidiary is defined as “the portion of the equity

(net assets) in a subsidiary not attributable, directly or indirectly, to a parent.” Non‑controlling interests are presented as a separate component of equity in the consolidated balance sheets. In addition, the presentation of net income attributes earnings to controlling and non‑controlling interests. When we consolidate VIEs, beneficial interests payable to third parties are reflected as liabilities when the interests are legally issued in the form of debt.

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

Our purchased investment securities include CMBS which are unrated and non‑investment grade rated securities issued by CMBS trusts. In certain cases, we may contract to provide special servicing activities for these CMBS trusts, or, as holder of the controlling class, we may have the right to name and remove the special servicer for these trusts. In our role as special servicer, we provide services on defaulted loans within the trusts, such as foreclosure or work‑out procedures, as permitted by the underlying contractual agreements. In exchange for these services, we receive a fee. These rights give us the ability to direct activities that could significantly impact the trust’s economic performance. However, in those instances where an unrelated third party has the right to unilaterally remove us as special servicer, we do not have the power to direct activities that most significantly impact the trust’s economic performance. We evaluated all of our positions in such investments for consolidation.

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

We elect the fair value option for initial and subsequent recognition of the assets and liabilities of our consolidated VIEs.  Interest income and interest expense associated with these VIEs are no longer relevant on a standalone basis because these amounts are already reflected in the fair value changes.  We have elected to present these items in a single line on our consolidated statements of operations.  The residual difference shown on our consolidated statements of operations in the line item “Change in net assets related to consolidated VIEs” represents our beneficial interest in the VIEs.

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

We have elected the fair value option for eligible financial assets and liabilities of our consolidated VIEs, loans held‑for‑sale originated by the Investing and Servicing Segment’s conduit platform, purchased CMBS issued by VIEs we could consolidate in the future and certain investments in marketable equity securities. The fair value elections for VIE and securitization related items were made in order to mitigate accounting mismatches between the carrying value of the instruments and the related assets and liabilities that we consolidate at fair value. The fair value elections for mortgage loans held‑for‑sale originated by the Investing and Servicing Segment’s conduit platform were made due to the short‑term nature of these instruments. The fair value elections for investments in marketable equity securities were made because the shares are listed on an exchange, which allows us to determine the fair value using a quoted price from an active market.

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

Business Combinations

Under ASC 805, Business Combinations, the acquirer in a business combination must recognize, with certain exceptions, the fair values of assets acquired, liabilities assumed, and non‑controlling interests when the acquisition constitutes a change in control of the acquired entity. As goodwill is calculated as a residual, all goodwill of the acquired business, not just the acquirer’s share, is recognized under this “full goodwill” approach.

We also apply the provisions of ASC 805 in accounting for the acquisition of a controlling interest in a previously unconsolidated entity. Such transactions are treated as a business combination achieved in stages, whereby the acquirer remeasures its previously held equity interest in the acquiree at its acquisition date fair value and recognizes the resulting gain or loss in earnings.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and short‑term investments. Short‑term investments are comprised of highly liquid instruments with original maturities of three months or less. The Company maintains its cash and cash equivalents in multiple financial institutions and at times these balances exceed federally insurable limits.

Loans Held‑for‑Investment and Provision for Loan Losses

Loans that are held‑for‑investment are carried at cost, net of unamortized acquisition premiums or discounts, loan fees, and origination costs as applicable, unless the loans are deemed impaired. We evaluate each loan classified as held‑for‑investment for impairment at least quarterly. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. If a loan is considered to be impaired, we record an allowance through the provision for loan losses to reduce the carrying value of the loan to the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral. Actual losses, if any, could ultimately differ from these estimates.

Our loans are typically collateralized by real estate. As a result, we regularly evaluate the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property’s liquidation value. We also evaluate the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, we consider the overall economic environment, real estate sector, and geographic sub‑market in which the borrower operates. Such impairment analyses are completed and reviewed by asset management and finance personnel, who utilize various data sources, including (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and discussions with market participants.

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

Loans Held‑For‑Sale

Our loans that we intend to sell or liquidate in the short‑term are classified as held‑for‑sale and are carried at the lower of amortized cost or fair value, unless we have elected to apply the fair value option at origination or purchase. The Investing and Servicing Segment’s conduit business originates fixed rate commercial mortgage loans for future sale to multi‑seller securitization trusts. We periodically enter into derivative financial instruments to hedge unpredictable changes in fair value of this loan portfolio, including changes resulting from both interest rates and credit quality. Because these derivatives are not designated, changes in their fair value are recorded in earnings. In order to best reflect the results of the hedged loan portfolio in earnings, we have elected the fair value option for these loans. As a result, changes in the fair value of the loans are also recorded in earnings.

Investment Securities

We designate investment securities as held‑to‑maturity, available‑for‑sale, or trading depending on our investment strategy and ability to hold such securities to maturity. Held‑to‑maturity securities where we have not elected to apply the fair value option are stated at cost plus any premiums or discounts, which are amortized or accreted through the consolidated statements of operations using the effective interest method. Securities we (i) do not hold for the purpose of selling in the near‑term, or (ii) may dispose of prior to maturity, are classified as available‑for‑sale and are carried at fair value in the accompanying financial statements. Unrealized gains or losses on available‑for‑sale securities where we have not elected the fair value option are reported as a component of accumulated other comprehensive income (loss) (“AOCI”) in stockholders’ equity.

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

Properties

Our properties consist of commercial real estate properties held-for-investment and are recorded at cost, less accumulated depreciation and impairments, if any.  Properties consist primarily of land, buildings and improvements.  Land is not depreciated, and buildings and improvements are depreciated on a straight-line basis over their estimated useful lives.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments are capitalized and depreciated on a straight-line basis over their estimated useful lives.  We review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the carrying amount of the property to the undiscounted future net cash flows it is expected to generate. If such carrying amount exceeds the expected undiscounted future net cash flows, we adjust the carrying amount of the property to its estimated fair value.

Servicing Rights Intangibles

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

Lease Intangibles

In connection with the Ireland portfolio acquisition, Woodstar portfolio acquisition (refer to Note 3 for further discussion) and certain properties acquired from CMBS trusts, we recognized intangible lease assets and liabilities associated with certain noncancelable operating leases of the acquired properties. These intangible lease assets and liabilities include in-place lease intangible assets, favorable lease intangible assets and unfavorable lease liabilities.  In-place lease intangible assets reflect the acquired benefit of purchasing properties with in-place leases and are measured based on estimates of direct costs associated with leasing the property and lost rental income during projected lease-up and free rent periods, both of which are avoided due to the presence of in-place leases at the acquisition date. Favorable and unfavorable lease intangible assets and liabilities reflect the terms of in-place tenant leases being either favorable or unfavorable relative to market terms at the acquisition date.  The estimated fair values of our favorable and unfavorable lease assets and liabilities at the respective acquisition dates represent the discounted cash flow differential between the contractual cash flows of such leases and the estimated cash flows that comparable leases at market terms would generate. Our intangible lease assets and liabilities are recognized within intangible assets and other liabilities, respectively, in our consolidated balance sheet.  Our in-place lease intangible assets are amortized to amortization expense while our favorable and unfavorable lease intangible assets and liabilities are amortized to rental income, except in the case of our unfavorable lease liability associated with office space occupied by the Company, which is amortized to general and administrative expense.  Both our favorable and unfavorable lease intangible assets and liabilities are amortized over the remaining noncancelable term of the respective leases on a straight-line basis.

Investment in Unconsolidated Entities

We own non‑controlling equity interests in various privately‑held partnerships and limited liability companies. Unless we elect the fair value option under ASC 825, we use the cost method to account for investments in which our interest is so minor that we have virtually no influence over the underlying investees. We use the equity method to account for all other non‑controlling interests in partnerships and limited liability companies. Cost method investments are initially recorded at cost and income is generally recorded when distributions are received. Equity method investments are initially recorded at cost and subsequently adjusted for our share of income or loss, as well as contributions made or distributions received.

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

Goodwill

Goodwill is not amortized, but rather tested for impairment annually or more frequently if events or changes in circumstances indicate potential impairment. Goodwill at December 31, 2015 and 2014 represents the excess of the consideration paid in connection with the acquisition of LNR over the fair value of net assets acquired.

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

Generally, our derivatives are subject to master netting arrangements, though we elect to present all derivative assets and liabilities on a gross basis within our consolidated balance sheets.

Convertible Senior Notes

ASC 470, Debt, requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. ASC 470-20 requires that the initial proceeds from the sale of these notes be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by the Company at such time. The equity components of the convertible senior notes have been reflected within additional paid-in capital in our consolidated balance sheets. The resulting debt discount is being amortized over the period during which the convertible senior notes are expected to be outstanding (the maturity date) as additional non-cash interest expense.

Upon repurchase of convertible debt instruments, ASC 470-20 requires the issuer to allocate total settlement consideration, inclusive of transaction costs, amongst the liability and equity components of the instrument based on the fair value of the liability component immediately prior to repurchase.  The difference between the settlement consideration allocated to the liability component and the net carrying value of the liability component, including unamortized debt issuance costs, is recognized as gain (loss) on extinguishment of debt in our consolidated statements of operations.  The remaining settlement consideration allocated to the equity component is recognized as a reduction of additional paid-in capital in our consolidated balance sheets.

Revenue Recognition

Interest Income

Interest income on performing loans and financial instruments is accrued based on the outstanding principal amount and contractual terms of the instrument. For loans where we do not elect the fair value option, origination fees and direct loan origination costs are also recognized in interest income over the loan term as a yield adjustment using the effective interest method. When we elect the fair value option, origination fees and direct loan costs are recorded directly in income and are not deferred. Discounts or premiums associated with the purchase of non‑performing loans and investment securities are amortized or accreted into interest income as a yield adjustment on the effective interest method, based on expected cash flows through the expected maturity date of the investment. On at least a quarterly basis, we review and, if appropriate, make adjustments to our cash flow projections. For loans and CMBS in which we expect to collect all contractual amounts due, we do not adjust the projected cash flows to reflect anticipated credit losses.

For the majority of our RMBS, which have been purchased at a discount to par value, we do not expect to collect all amounts contractually due at the time we acquired the securities. Accordingly, we expect that a portion of the purchase discount will not be recognized as interest income, which is referred to as non‑accretable yield. This amount of non‑accretable yield may change over time based on the actual performance of these securities, their underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a credit deteriorated security is more favorable than forecasted, we will generally accrete more credit discount into interest income than initially or previously expected. These adjustments are made prospectively beginning in the period subsequent to the determination that a favorable change in performance is projected. Conversely, if the performance of a credit deteriorated security is less favorable than forecasted, an other‑than‑temporary impairment may be taken, and the amount of discount accreted into income will generally be less than previously expected.

Upon the sale of loans or securities which are not accounted for pursuant to the fair value option, the excess (or deficiency) of net proceeds over the net carrying value of such loans or securities is recognized as a realized gain/loss.

Servicing Fees

We typically seek to be the special servicer on CMBS transactions in which we invest. When we are appointed to serve in this capacity, we earn special servicing fees from the related activities performed, which consist primarily of overseeing the workout of under‑performing and non‑performing loans underlying the CMBS transactions. These fees are recognized in income in the period in which the services are performed and the revenue recognition criteria have been met.

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

Securitizations, Sales and Financing Arrangements

We periodically sell our financial assets, such as commercial mortgage loans, CMBS, RMBS and other assets. In connection with these transactions, we may retain or acquire senior or subordinated interests in the related assets. Gains and losses on such transactions are recognized in accordance with ASC 860, Transfers and Servicing, which is based on a financial components approach that focuses on control. Under this approach, after a transfer of financial assets that meets the criteria for treatment as a sale—legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint, and transferred control—an entity recognizes the financial assets it retains and any liabilities it has incurred, derecognizes the financial assets it has sold, and derecognizes liabilities when extinguished. We determine the gain or loss on sale of the assets by allocating the carrying value of the sold asset between the sold asset and the interests retained based on their relative fair values, as applicable. The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the sold asset. If the sold asset is being accounted for pursuant to the fair value option, there is no gain or loss.

Deferred Financing Costs

Costs incurred in connection with debt issuance are capitalized and amortized to interest expense over the terms of the respective debt agreements.

Acquisition and Investment Pursuit Costs

Costs incurred in connection with acquiring properties, investments, loans and businesses, as well as in pursuing unsuccessful acquisitions and investments, are recorded within acquisition and investment pursuit costs in our consolidated statements of operations when incurred.  These costs reflect services performed by third parties and principally include due diligence and legal services.

Share‑based Payments

The fair value of the restricted stock (“RSAs”) or restricted stock units (“RSUs”) granted is recorded as expense on a straight‑line basis over the vesting period for the award, with an offsetting increase in stockholders’ equity. For grants to employees and directors, the fair value is determined based upon the stock price on the grant date. For non‑employee grants, the fair value is based on the stock price when the shares vest, which requires the amount to be adjusted in each subsequent reporting period based on the fair value of the award at the end of the reporting period until the award has vested.

Foreign Currency Translation

Our assets and liabilities denominated in foreign currencies are translated into U.S. dollars using foreign currency exchange rates at the end of the reporting period. Income and expenses are translated at the average exchange rates for each reporting period. The effects of translating the assets, liabilities and income of our foreign investments held by entities with a U.S. dollar functional currency are included in foreign currency gain (loss) in the consolidated statements of operations or other comprehensive income (“OCI”) for securities available-for-sale for which the fair value option has not been elected. The effects of translating the assets, liabilities and income of our foreign investments held by entities with functional currencies other than the U.S. dollar are included in OCI. Realized foreign currency gains and losses and changes in the value of foreign currency denominated monetary assets and liabilities are included in the determination of net income and are reported as foreign currency gain (loss) in our consolidated statements of operations.

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

We recognize tax positions in the financial statements only when it is more likely than not that the position will be sustained upon examination of the relevant taxing authority, based on the technical merits of the tax position. A tax position is measured at the largest amount of benefit that will more likely than not be realized upon settlement. A liability is established for the differences between positions taken in a tax return and amounts recognized in the financial statements and no portion of the benefit is recognized in our consolidated statements of operations. We report interest and penalties, if any, related to income tax matters as a component of income tax expense.

Discontinued Operations

On January 31, 2014, we completed the spin-off of our former SFR segment to our stockholders as discussed in Note 3.  In accordance with ASC 205, Presentation of Financial Statements, the results of the SFR segment are presented within discontinued operations in our consolidated statements of operations for the years ended December 31, 2014 and 2013.

Earnings Per Share

We present both basic and diluted earnings per share (“EPS”) amounts in our financial statements.  Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from (i) our share-based compensation, consisting of unvested RSUs and RSAs, (ii) shares contingently issuable to our Manager, and (iii) the “in-the-money” conversion options associated with our outstanding convertible senior notes (see further discussion in Note 18). Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

Nearly all of the Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities.  Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities.  For the years ended December 31, 2015, 2014 and 2013, the two-class method resulted in the most dilutive EPS calculation.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, CMBS, RMBS, loan investments and interest receivable. We may place cash investments in excess of insured amounts with high quality financial institutions. We perform an ongoing analysis of credit risk concentrations in our investment portfolio by evaluating exposure to various counterparties, markets, underlying property types, contract terms, tenant mix and other credit metrics.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to our current period presentation.  In that regard, we have reclassified $39.9 million of commercial real estate properties from other assets to properties, net on our consolidated balance sheet as of December 31, 2014.  Additionally, revenues of $9.8 million previously reported in other revenues have been reclassified to rental income in our consolidated statement of operations for the year ended December 31, 2014.  Expenses of $5.9 million previously reported in other expense have been reclassified to costs of rental operations in our consolidated statement of operations for the year ended December 31, 2014.

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

On September 25, 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments, which requires that the acquirer in a business combination recognize any measurement period adjustments in the period in which the adjustments are identified rather than retrospectively as of the acquisition date, as current GAAP dictates.  The ASU shall be applied prospectively and is effective for annual periods, and interim periods therein, beginning after December 15, 2015.  We intend to recognize any future measurement period adjustments in the period identified in accordance with this ASU.

On January 5, 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities, which impacts the accounting for equity investments, financial liabilities under the fair value option, and disclosure requirements for financial instruments.  The ASU shall be applied prospectively and is effective for annual periods, and interim periods therein, beginning after December 15, 2017.  Early application is not permitted. We are in the process of assessing what impact this ASU will have on the Company.

3. Acquisitions and Divestitures

Woodstar Portfolio Acquisition

During the three months ended December 31, 2015, we acquired 18 of the 32 affordable housing communities which comprise our “Woodstar Portfolio.”  The Woodstar Portfolio in its entirety is comprised of 8,948 units concentrated primarily in the Tampa, Orlando and West Palm Beach metropolitan areas and are 98% occupied.

The 18 affordable housing communities acquired during 2015 comprise 5,238 units for an aggregate acquisition price of $324.0 million.  Financing of $257.6 million was utilized to fund these acquisitions which includes third party debt of $248.6 million and assumed state sponsored financing of $9.0 million.  Refer to Note 10 for further discussion of these facilities.

For the period from their respective acquisition dates through December 31, 2015, we have recognized revenues of $6.2 million and a net loss of $4.2 million related to the Woodstar Portfolio.  Such net loss includes (i) one-time acquisition-related costs, such as legal and due diligence costs, of approximately $3.2 million, and (ii) depreciation and amortization expense of $4.5 million.  No goodwill was recognized in connection with the Woodstar Portfolio acquisition as the purchase price equaled the fair value of the net assets acquired.

Of the remaining 14 properties in the Woodstar Portfolio not acquired during 2015, 12 properties were acquired prior to February 25, 2016, with the remaining two properties expected to close during the first quarter of 2016, subject to customary closing conditions. As of February 25, 2016, the initial accounting for acquisitions occurring after December 31, 2015 was not sufficiently complete to allow for inclusion of the ASC 805 disclosures herein. Refer to Note 25 for further discussion.

Investing and Servicing Segment Property Portfolio

During the year ended December 31, 2015, our Investing and Servicing Segment acquired 14 U.S. commercial real estate properties from CMBS trusts for $138.7 million (the “REO Portfolio”),  two of which, totaling $13.6 million, were acquired as non-performing loans and subsequently converted to properties through foreclosure.  When these properties are acquired from CMBS trusts that are consolidated as VIEs on our balance sheet, these acquisitions are reflected as repayment of debt of consolidated VIEs in our consolidated statement of cash flows.

For the period from their respective acquisition dates through December 31, 2015, we have recognized revenues of $4.9 million and a net loss of $1.6 million related to the REO Portfolio.  Such net loss includes (i) one-time acquisition-related costs, such as legal and due diligence costs, of approximately $1.6 million, and (ii) depreciation and amortization expense of $2.1 million.  No goodwill was recognized in connection with the REO Portfolio acquisitions as the purchase price equaled the fair value of the net assets acquired.

Ireland Portfolio Acquisition

In May 2015, we acquired 11 net leased fully occupied office properties and one multi-family property all located in Dublin, Ireland.  In July 2015, we acquired one additional fully occupied net leased office property also located in Dublin.  Collectively, these 13 properties comprise our “Ireland Portfolio”.

The aggregate cash purchase price for the Ireland Portfolio, which collectively comprises approximately 600,000 square feet, was $217.7 million.  In connection with the acquisition, we extinguished $283.0 million of debt assumed, and obtained new financings totaling $328.6 million from the Ireland Portfolio Mortgage (as defined in Note 10).  All properties within the Ireland Portfolio were acquired from entities controlled by the same third party investment fund.

For the period from their respective acquisition dates through December 31, 2015, we have recognized revenues of $19.2 million and net income of $2.4 million related to the Ireland Portfolio.  Such net income includes (i) one-time acquisition-related costs, such as legal and due diligence costs, of approximately $3.4 million, (ii) depreciation and amortization expense of $10.6 million and (iii) net derivative gains of $5.1 million associated with our currency and debt interest rate hedging activities.  No goodwill was recognized in connection with the Ireland Portfolio acquisition as the purchase price equaled the fair value of the net assets acquired.

LNR Acquisition

On April 19, 2013, we acquired the equity of LNR for $730.5 million. The resulting purchase price allocation was finalized as of December 31, 2013 and resulted in goodwill recognized of $140.4 million.

Purchase Price Allocations of Acquisitions

We applied the provisions of ASC 805, Business Combinations, in accounting for our acquisitions of the Woodstar Portfolio, the REO Portfolio, the Ireland Portfolio and LNR.  In doing so, we have recorded all identifiable assets acquired and liabilities assumed at fair value as of the respective acquisition dates.  These amounts for the Woodstar Portfolio, REO Portfolio and Ireland Portfolio are provisional and may be adjusted during the measurement period, which expires no later than one year from the acquisition dates, if new information is obtained that, if known, would have affected the amounts recognized as of the acquisition dates.

The following table summarizes the identified assets acquired and liabilities assumed at the respective acquisition dates (amounts in thousands):

	2015			2013
	Woodstar	REO	Ireland
Assets acquired:	Portfolio	Portfolio	Portfolio	LNR
Cash and cash equivalents	$—	$—	$—	$143,771
Restricted cash	—	—	10,829	24,413
Loans held-for-investment	—	—	—	8,015
Loans held-for-sale	—	—	—	256,502
Investment securities	—	—	—	314,471
Properties	339,040	128,218	445,369	—
Intangible assets	11,337	19,381	59,529	276,989
Investment in unconsolidated entities	—	—	—	63,297
Derivative assets	—	—	—	3,103
Accrued interest receivable	—	—	—	1,315
Other assets	652	4,973	2,508	60,484
Total assets acquired	351,029	152,572	518,235	1,152,360
Liabilities assumed:
Accounts payable, accrued expenses and other liabilities	18,030	6,998	17,552	123,548
Derivative liabilities	—	—	—	354
Secured financing agreements	8,982	—	283,010	438,377
Total liabilities assumed	27,012	6,998	300,562	562,279
Non-controlling interests	—	6,904	—	—
Net assets acquired	$324,017	$138,670	$217,673	$590,081

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets acquired and liabilities assumed. This determination of goodwill is as follows (amounts in thousands):

	Woodstar	REO		Ireland
	Portfolio	Portfolio		Portfolio	LNR
Purchase price	$324,017	$138,670	(1)	$217,673	$730,518
Fair value of net assets acquired	324,017	138,670		217,673	590,081
Goodwill	$—	$—		$—	$140,437

(1)	Includes $125.3 million purchased from consolidated CMBS trusts which is reflected as repayment of debt of consolidated VIEs in our consolidated statement of cash flows.

Pro-Forma Operating Data (Unaudited)

The unaudited pro-forma revenues and net income attributable to the Company for the years ended December 31, 2015 and 2014, assuming the 18 properties acquired within the Woodstar Portfolio and all the properties within the REO Portfolio and the Ireland Portfolio were acquired on January 1, 2014, are as follows (amounts in thousands, except per share amounts):

	For the year ended December 31,
(Unaudited)	2015	2014
Revenues	$802,763	$801,536
Net income attributable to STWD	457,891	472,170
Net income per share - Basic	1.95	2.17
Net income per share - Diluted	1.94	2.13

Pro-forma net income was adjusted to include the following estimated incremental management fees the combined entity would have incurred (amounts in thousands):

	For the year ended December 31,
(Unaudited)	2015	2014
Management fee expense addition	$3,990	$6,975

SFR Spin-off

On January 31, 2014, we completed the spin-off of our former SFR segment to our stockholders. The real estate investment trust, Starwood Waypoint Residential Trust (“SWAY”), was listed on the New York Stock Exchange (“NYSE”) and traded under the ticker symbol “SWAY” following the spin-off until its merger with Colony American Homes in January 2016.  Our stockholders received one common share of SWAY for every five shares of our common stock held at the close of business on January 24, 2014. As part of the spin-off, we contributed $100 million to the unlevered balance sheet of SWAY to fund its growth and operations. As of January 31, 2014, SWAY held net assets of $1.1 billion. The net assets of SWAY consisted of approximately 7,200 units of single-family homes and residential non-performing mortgage loans as of January 31, 2014. In connection with the spin-off, 40.1 million shares of SWAY were issued. The results of operations for the SFR segment are presented within discontinued operations in our consolidated statements of operations for the years ended December 31, 2014 and 2013. We have no continuing involvement with the SFR segment following the spin-off.  Subsequent to the spin-off, SWAY entered into a management agreement with an affiliate of our Manager. The following table presents the summarized consolidated results of discontinued operations prior to the spin-off (amounts in thousands):

	For the year ended December 31,
	2015	2014	2013
Total revenues	$—	$3,876	$16,200
Total costs and expenses	—	6,369	49,681	(1)
Loss before other income and income taxes	—	(2,493)	(33,481)
Total other income	—	942	13,882
Loss before income taxes	—	(1,551)	(19,599)
Income tax provision	—	—	(195)
Net loss	$—	$(1,551)	$(19,794)

(1)

Costs and expenses for the year ended December 31, 2013 include interest expense of $6.5 million and management fees of $5.2 million included within corporate overhead in our presentation of segment data in Note 23.

4. Restricted Cash

A summary of our restricted cash as of December 31, 2015 and 2014 is as follows (amounts in thousands):

	For the year ended December 31,
	2015	2014
Cash collateral for derivative financial instruments	$16,497	$34,397
Cash collateral for performance obligations	—	4,431
Funds held on behalf of borrowers and tenants	3,786	9,486
Other restricted cash	2,786	390
	$23,069	$48,704

5. Loans

Our loans held‑for‑investment are accounted for at amortized cost and our loans held‑for‑sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option. The following tables summarize our investments in mortgages and loans by subordination class as of December 31, 2015 and 2014 (amounts in thousands):

				Weighted
			Weighted	Average Life
	Carrying	Face	Average	(“WAL”)
December 31, 2015	Value	Amount	Coupon	(years)(3)
First mortgages (1)	$4,723,852	$4,776,576	6.0%	2.7
Subordinated mortgages (2)	392,563	416,713	8.5%	3.4
Mezzanine loans (1)	862,693	850,024	9.9%	2.5
Total loans held-for-investment	5,979,108	6,043,313
Loans held-for-sale, fair value option elected	203,865	203,710	4.9%	9.8
Loans transferred as secured borrowings	86,573	88,000	6.1%	2.4
Total gross loans	6,269,546	6,335,023
Loan loss allowance (loans held-for-investment)	(6,029)	—
Total net loans	$6,263,517	$6,335,023

December 31, 2014
First mortgages (1)	$4,538,961	$4,609,526	6.2%	3.5
Subordinated mortgages (2)	345,091	374,859	8.1%	3.9
Mezzanine loans (1)	901,217	889,948	10.4%	2.6
Total loans held-for-investment	5,785,269	5,874,333
Loans held-for-sale, fair value option elected	391,620	390,342	4.5%	8.3
Loans transferred as secured borrowings	129,427	129,570	5.4%	2.5
Total gross loans	6,306,316	6,394,245
Loan loss allowance (loans held-for-investment)	(6,031)	—
Total net loans	$6,300,285	$6,394,245

(1)

First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.  The application of this methodology resulted in mezzanine loans with carrying values of $930.0 million and $704.2 million being classified as first mortgages as of December 31, 2015 and 2014, respectively.

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

As of December 31, 2015, approximately $5.1 billion, or 84.5%, of our loans held for-investment were variable rate and paid interest principally at LIBOR plus a weighted‑average spread of 6.0%.  The following table summarizes our investments in floating rate loans (amounts in thousands):

	December 31, 2015			December 31, 2014
			Carrying			Carrying
Index	Base Rate		Value	Base Rate		Value
One-month LIBOR USD	0.4295%		$438,641	0.1713%		$138,576
Three-month LIBOR GBP	0.5904%		375,467	0.5640%		440,222
LIBOR floor	0.15 - 3.00	% (1)	4,237,947	0.15 - 3.00	% (1)	3,889,412
Total			$5,052,055			$4,468,210

(1)	The weighted‑average LIBOR floor was 0.31% and 0.35% as of December 31, 2015 and 2014, respectively.

Our loans are typically collateralized by real estate. As a result, we regularly evaluate the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash flow from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan at maturity, and/or (iii) the property’s liquidation value. We also evaluate the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, we consider the overall economic environment, real estate sector, and geographic sub‑market in which the borrower operates. Such impairment analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including (i) periodic financial data such as property operating statements, occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and discussions with market participants.

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

As of December 31, 2015, the risk ratings for loans subject to our rating system, which excludes loans on the cost recovery method and loans for which the fair value option has been elected, by class of loan were as follows (amounts in thousands):

	Balance Sheet Classification
	Loans Held-For-Investment					Loans
				Cost		Transferred		% of
Risk Rating	First	Subordinated	Mezzanine	Recovery	Loans Held-	As Secured		Total
Category	Mortgages	Mortgages	Loans	Loans	For-Sale	Borrowings	Total	Loans
1	$664	$—	$—	$—	$—	$—	$664	—%
2	496,372	88,857	90,449	—	—	—	675,678	10.8%
3	3,979,247	270,435	651,204	—	—	86,573	4,987,459	79.6%
4	247,569	33,271	121,040	—	—	—	401,880	6.4%
5	—	—	—	—	—	—	—	—%
N/A	—	—	—	—	203,865	—	203,865	3.2%
	$4,723,852	$392,563	$862,693	$—	$203,865	$86,573	$6,269,546	100.0%

As of December 31, 2014, the risk ratings for loans subject to our rating system by class of loan were as follows (amounts in thousands):

	Balance Sheet Classification
	Loans Held-For-Investment					Loans
				Cost		Transferred		% of
Risk Rating	First	Subordinated	Mezzanine	Recovery	Loans Held-	As Secured		Total
Category	Mortgages	Mortgages	Loans	Loans	For-Sale	Borrowings	Total	Loans
1	$822	$—	$—	$—	$—	$—	$822	—%
2	258,822	116,168	148,582	—	—	—	523,572	8.3%
3	4,120,562	196,476	645,778	—	—	129,427	5,092,243	80.7%
4	109,489	32,447	106,857	—	—	—	248,793	4.0%
5	45,974	—	—	—	—	—	45,974	0.7%
N/A	—	—	—	3,292	391,620	—	394,912	6.3%
	$4,535,669	$345,091	$901,217	$3,292	$391,620	$129,427	$6,306,316	100.0%

The Lending Segment held a $63.2 million mezzanine loan on a luxury condominium project located in New York, of which $30.9 million was greater than 90 days past due as of December 31, 2015.  In January 2016, the mezzanine loan was amended resulting in (i) the borrower providing additional capital, (ii) increased fees charged to the borrower and (iii) a 12-month extension of the maturity date. After completing our impairment evaluation process, we concluded that no impairment charges were required on this loan or any other individual loans held-for-investment as of December 31, 2015 or 2014, as we expect to collect all outstanding principal and interest.  During the year ended December 31, 2015, the Investing and Servicing Segment received full repayments of its basis in the two remaining loans held-for-investment which were greater than 90 days past due and were acquired as part of the acquisition of LNR in April 2013.  None of our held-for-sale loans where we have elected the fair value option were 90 days or greater past due.

In accordance with our policies, we record an allowance for loan losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4,” plus (ii) 5% of the aggregate carrying amount of loans rated as a “5.” The following table presents the activity in our allowance for loan losses (amounts in thousands):

	For the year ended December 31,
	2015	2014	2013
Allowance for loan losses at January 1	$6,031	$3,984	$2,061
Provision for loan losses	(2)	2,047	1,923
Charge-offs	—	—	—
Recoveries	—	—	—
Allowance for loan losses at December 31	$6,029	$6,031	$3,984
Recorded investment in loans related to the allowance for loan loss	$401,880	$294,767	$265,640

The activity in our loan portfolio was as follows (amounts in thousands):

	For the year ended December 31,
	2015	2014	2013
Balance at January 1	$6,300,285	$4,750,804	$3,000,335
Acquisitions/originations/additional funding	4,223,178	4,820,464	4,161,368
Capitalized interest (1)	70,675	49,611	19,599
Basis of loans sold (2)	(2,732,501)	(2,171,300)	(1,762,778)
Loan maturities/principal repayments	(1,647,852)	(1,244,445)	(770,313)
Discount accretion/premium amortization	36,862	21,287	44,643
Changes in fair value	64,320	70,420	43,849
Unrealized foreign currency remeasurement loss	(51,278)	(47,392)	17,541
Change in loan loss allowance, net	2	(2,047)	(1,923)
Capitalized cost written off	—	—	(1,517)
Transfer to/from other asset classifications	(174)	52,883	—
Balance at December 31	$6,263,517	$6,300,285	$4,750,804

(1)	Represents accrued interest income on loans whose terms do not require current payment of interest.
(2)	See Note 12 for additional disclosure on these transactions.

6. Investment Securities

Investment securities were comprised of the following as of December 31, 2015 and 2014 (amounts in thousands):

	Carrying Value as of December 31,
	2015	2014
RMBS, available-for-sale	$176,224	$207,053
Single-borrower CMBS, available-for-sale	—	100,349
CMBS, fair value option (1)	1,038,200	753,553
Held-to-maturity (“HTM”) securities	321,244	441,995
Equity security, fair value option	14,498	15,120
Subtotal—Investment securities	1,550,166	1,518,070
VIE eliminations (1)	(825,219)	(519,822)
Total investment securities	$724,947	$998,248

(1)	Certain fair value option CMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.

Purchases, sales and principal collections for all investment securities were as follows (amounts in thousands):

	Available-for-sale		CMBS, fair	HTM	Equity
	RMBS	CMBS	value option	Securities	Security	Total
Year Ended December 31, 2015
Purchases	$—	$—	$14,653	$167,365	$—	$182,018
Sales	—	—	6,410	—	—	6,410
Principal collections	35,244	92,018	8,720	292,587	—	428,569
Year Ended December 31, 2014
Purchases	$—	$—	$120,122	$69,300	$—	$189,422
Sales	68,134	—	32,032	—	—	100,166
Principal collections	53,126	1,121	3	45	—	54,295
Year Ended December 31, 2013
Purchases	$20,090	$1,889	$90,518	$367,346	$—	$479,843
Sales	30,964	413,323	12,372	—	6,769	463,428
Principal collections	59,957	10,460	—	—	—	70,417

RMBS and Single-borrower CMBS, Available‑for‑Sale

The Company classified all of its RMBS and any CMBS investments where the fair value option has not been elected, or that are not HTM, as available‑for‑sale as of December 31, 2015 and 2014. These RMBS and CMBS are reported at fair value in the balance sheet with changes in fair value recorded in AOCI.

The tables below summarize various attributes of our investments in available‑for‑sale RMBS and single-borrower CMBS where the fair value option has not been elected as of December 31, 2015 and 2014 (amounts in thousands):

				Unrealized Gains or (Losses)
				Recognized in AOCI
	Purchase		Recorded		Gross	Gross	Net
	Amortized	Credit	Amortized	Non-Credit	Unrealized	Unrealized	Fair Value
	Cost	OTTI	Cost	OTTI	Gains	Losses	Adjustment	Fair Value
December 31, 2015
RMBS	$149,102	$(10,185)	$138,917	$(340)	$37,647	$—	$37,307	$176,224
Single-borrower CMBS	—	—	—	—	—	—	—	—
Total	$149,102	$(10,185)	$138,917	$(340)	$37,647	$—	$37,307	$176,224
December 31, 2014
RMBS	$163,733	$(10,197)	$153,536	$(197)	$53,714	$—	$53,517	$207,053
Single-borrower CMBS	93,685	—	93,685	—	6,664	—	6,664	100,349
Total	$257,418	$(10,197)	$247,221	$(197)	$60,378	$—	$60,181	$307,402

	Weighted Average Coupon (1)	Weighted Average Rating	WAL (Years) (2)
December 31, 2015
RMBS	1.3%	B−	6.2
Single-borrower CMBS	—%	—	—
December 31, 2014
RMBS	1.1%	B−	5.8
Single-borrower CMBS	11.6%	BB+	3.2

(1)	Calculated using the December 31, 2015 and 2014 one-month LIBOR rate of 0.430% and 0.171%, respectively, for floating rate securities.
(2)

Represents the WAL of each respective group of securities as of the respective balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.

As of December 31, 2015, there were no variable rate single-borrower CMBS. As of December 31, 2014, $0.2 million, or 0.2%, of the single-borrower CMBS were variable rate. As of December 31, 2015, $122.7 million, or 69.7%, of RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 0.43%. As of December 31, 2014, approximately $140.1 million, or 67.7%, of RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 0.44%. We purchased all of the RMBS at a discount that will be accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of these discounts.

The following table contains a reconciliation of aggregate principal balance to amortized cost for our RMBS and single-borrower CMBS as of December 31, 2015 and 2014, excluding CMBS where we have elected the fair value option (amounts in thousands):

	December 31, 2015		December 31, 2014
	RMBS	CMBS	RMBS	CMBS
Principal balance	$233,976	$—	$270,783	$93,685
Accretable yield	(68,345)	—	(85,495)	—
Non-accretable difference	(26,714)	—	(31,752)	—
Total discount	(95,059)	—	(117,247)	—
Amortized cost	$138,917	$—	$153,536	$93,685

The principal balance of credit deteriorated RMBS was $199.0 million and $222.9 million as of December 31, 2015 and 2014, respectively. Accretable yield related to these securities totaled $57.7 million and $66.6 million as of December 31, 2015 and 2014, respectively.

The following table discloses the changes to accretable yield and non‑accretable difference for our RMBS during the years ended December 31, 2015 and 2014 (amounts in thousands):

		Non-Accretable
	Accretable Yield	Difference
Balance as of January 1, 2014	$101,046	$70,196
Accretion of discount	(20,582)	—
Principal write-downs	—	(1,644)
Purchases	—	—
Sales	(13,091)	(18,937)
OTTI	259	—
Transfer to/from non-accretable difference	17,863	(17,863)
Balance as of December 31, 2014	85,495	31,752
Accretion of discount	(20,625)	—
Principal write-downs	—	(1,563)
Purchases	—	—
Sales	—	—
OTTI	—	—
Transfer to/from non-accretable difference	3,475	(3,475)
Balance as of December 31, 2015	$68,345	$26,714

Subject to certain limitations on durations, we have allocated an amount to invest in RMBS that cannot exceed 10% of our total assets excluding the Investing and Servicing VIEs. We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.9 million, $1.9 million and $2.4 million for the years ended December 31, 2015, 2014 and 2013, respectively, which has been recorded as management fees in the accompanying consolidated statements of operations.

The following table presents the gross unrealized losses and estimated fair value of any available‑for‑sale securities that were in an unrealized loss position as of December 31, 2015 and 2014, and for which OTTIs (full or partial) have not been recognized in earnings (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a	Securities with a	Securities with a	Securities with a
	loss less than	loss greater than	loss less than	loss greater than
	12 months	12 months	12 months	12 months
As of December 31, 2015
RMBS	$17,026	$653	$(180)	$(160)
Single-borrower CMBS	—	—	—	—
Total	$17,026	$653	$(180)	$(160)
As of December 31, 2014
RMBS	$—	$682	$—	$(197)
Single-borrower CMBS	—	—	—	—
Total	$—	$682	$—	$(197)

As of December 31, 2015 and 2014, there were five securities and one security, respectively, with unrealized losses reflected in the table above. After evaluating these securities and recording adjustments for credit-related other-than-temporary impairment, we concluded that the remaining unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses, which represent most of the other-than-temporary impairments we record on securities, are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or impairments could be materially different from what is currently projected and/or reported.

CMBS, Fair Value Option

As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for the Investing and Servicing Segment’s CMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of December 31, 2015, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, before consolidation of securitization VIEs, were $1.0 billion and $4.7 billion, respectively. The $1.0 billion fair value balance represents our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value ($825.2 million at December 31, 2015) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option CMBS. During the year ended December 31, 2015, we purchased $354.2 million of CMBS for which we elected the fair value option. Due to our consolidation of securitization VIEs, $339.5 million of this amount is eliminated and reflected primarily as repayment of debt of consolidated VIEs in our consolidated statement of cash flows.

As of December 31, 2015, none of our CMBS where we have elected the fair value option were variable rate. The table below summarizes various attributes of our investment in fair value option CMBS as of December 31, 2015 and 2014 (amounts in thousands):

	Weighted Average Coupon	Weighted Average Rating (1)	WAL (Years) (2)
December 31, 2015
CMBS, fair value option	3.9%	CCC+	7.4
December 31, 2014
CMBS, fair value option	3.9%	CCC−	7.7

(1)	As of December 31, 2015 and 2014, excludes $51.3 million and $41.7 million, respectively, in fair value option CMBS that are not rated.
(2)

The WAL of each security is calculated based on the period of time over which we expect to receive principal cash flows. Expected principal cash flows are based on contractual payments net of expected losses.

HTM Securities

The table below summarizes unrealized gains and losses of our investments in HTM securities as of December 31, 2015 and 2014 (amounts in thousands):

	Net Carrying Amount	Gross Unrealized	Gross Unrealized
	(Amortized Cost)	Holding Gains	Holding Losses	Fair Value
December 31, 2015
Preferred interests	$19,386	$—	$(595)	$18,791
CMBS	301,858	257	(5,651)	296,464
Total	$321,244	$257	$(6,246)	$315,255
December 31, 2014
Preferred interests	$307,465	$—	$(1,366)	$306,099
CMBS	134,530	—	—	134,530
Total	$441,995	$—	$(1,366)	$440,629

The table below summarizes the maturities of our HTM preferred equity interests in limited liability companies that own commercial real estate and our HTM CMBS as of December 31, 2015 (amounts in thousands):

	Preferred
	Interests	CMBS	Total
Less than one year	$—	$134,264	$134,264
One to three years	—	167,594	167,594
Three to five years	—	—	—
Thereafter	19,386	—	19,386
Total	$19,386	$301,858	$321,244

Equity Security, Fair Value Option

During 2012, we acquired 9,140,000 ordinary shares from a related-party in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. We have elected to report the investment using the fair value option because the shares are listed on an exchange, which allows us to determine the fair value using a quoted price from an active market, and also due to potential lags in reporting resulting from differences in the respective regulatory requirements. The fair value of the investment remeasured in USD was $14.5 million and $15.1 million as of December 31, 2015 and 2014. As of December 31, 2015, our shares represent an approximate 3% interest in SEREF.

7. Properties

Our properties include the Woodstar Portfolio, REO Portfolio and Ireland Portfolio as discussed in Note 3. The below table summarizes our properties held as of December 31, 2015 and December 31, 2014 (dollar amounts in thousands):

		December 31,
	Depreciable Life	2015	2014
Property Segment
Land	—	$236,545	$—
Land improvements	5 – 7 years	11,044	—
Buildings	30 – 40 years	516,117	—
Furniture & fixtures	3 – 5 years	11,980	—
Investing and Servicing Segment
Land	—	39,103	8,225
Buildings	20 – 40 years	110,815	30,637
Building improvements	5 – 10 years	1,709	—
Furniture & fixtures	3 – 5 years	680	1,635
Tenant improvements	3 – 5 years	67	—
Properties, cost		928,060	40,497
Less: accumulated depreciation		(8,835)	(643)
Properties, net		$919,225	$39,854

In March 2015, the Investing and Servicing Segment sold an operating property that we had previously acquired from a CMBS trust.  The sale resulted in a $17.8 million gain, which is included in gain on sale of investments and other assets in our consolidated statement of operations for the year ended December 31, 2015.

8. Investment in Unconsolidated Entities

The below table summarizes our investments in unconsolidated entities as of December 31, 2015 and 2014 (dollar amounts in thousands):

	Participation /	Carrying value as of December 31,
	Ownership % (1)	2015	2014
Equity method:
Retail Fund (see Note 16)	33%	$122,454	$129,475
Investor entity which owns equity in an online real estate auction company	50%	23,972	21,534
Equity interests in commercial real estate (2)	16% - 43%	28,230	—
Bridge loan venture (3)	N/A	—	8,417
Various	25% - 50%	6,376	16,933
		181,032	176,359
Cost method:
Investment funds which own equity in a loan servicer and other real estate assets	4% - 6%	9,225	9,225
Various	0% - 3%	8,944	8,399
		18,169	17,624
		$199,201	$193,983

(1)	None of these investments are publicly traded and therefore quoted market prices are not available.
(2)	During the year ended December 31, 2015, we acquired $28.0 million of equity interests in limited liability companies that own 10 office and student housing properties throughout the U.S.
(3)	During the year ended December 31, 2015, we sold our interest in the bridge loan venture at par.

There were no differences between the carrying value of our investment in unconsolidated entities and the underlying equity in the net assets of the investees as of December 31, 2015.

9. Goodwill and Intangibles

Goodwill

Goodwill at December 31, 2015 and 2014 represents the excess of consideration transferred over the fair value of net assets of LNR acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes an international network of commercial real estate asset managers, work‑out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets. The tax deductible component of our goodwill as of April 19, 2013 was $149.9 million and is deductible over 15 years. As discussed in Note 2, goodwill is tested for impairment at least annually. Based on our qualitative assessment during the fourth quarter of 2015, we determined that it is not more likely than not that the fair value of the Investing and Servicing Segment reporting unit to which the goodwill is attributed is less than its carrying value including goodwill. Therefore, we concluded goodwill was not impaired.

Intangible Assets

Servicing Rights Intangibles

In connection with the LNR acquisition, we identified domestic and European servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. All of our servicing fees are specified by these Pooling and Servicing Agreements. At December 31, 2015 and 2014, the balance of the domestic servicing intangible was net of $11.8 million and $46.1 million, respectively, that was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of December 31, 2015 and 2014, the domestic servicing intangible had a balance of $131.5 million and $178.4 million, respectively, which represents our economic interest in this asset.

Lease Intangibles

In connection with our acquisitions of commercial real estate, we recognized in-place lease intangible assets and favorable lease intangible assets associated with certain noncancelable operating leases of the acquired properties. The weighted-average amortization periods for the in-place lease intangible assets and the favorable lease intangible assets for the Ireland Portfolio at acquisition were 10.0 years and 11.2 years, respectively. The weighted-average amortization period for the in-place lease intangible assets for the Woodstar Portfolio at acquisition was 0.5 years.

The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of December 31, 2015 and 2014 (amounts in thousands):

	As of December 31, 2015			As of December 31, 2014
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
Domestic servicing rights, at fair value	$119,698	$—	$119,698	$132,303	$—	$132,303
European servicing rights (1)	31,593	(28,967)	2,626	33,392	(21,543)	11,849
In-place lease intangible assets	74,983	(8,898)	66,085	—	—	—
Favorable lease intangible assets	14,103	(942)	13,161	—	—	—
Total net intangible assets	$240,377	$(38,807)	$201,570	$165,695	$(21,543)	$144,152

(1)	The fair value as of December 31, 2015 and 2014 was $5.3 million and $12.7 million, respectively.

The following table summarizes the activity within intangible assets for the year ended December 31, 2015 (amounts in thousands):

	Domestic	European	In-place Lease	Favorable Lease
	Servicing	Servicing	Intangible	Intangible
	Rights	Rights	Assets	Assets	Total
Balance as of January 1, 2015	$132,303	$11,849	$—	$—	$144,152
Acquisition of Ireland Portfolio	—	—	47,999	11,530	59,529
Acquisition of Woodstar Portfolio	—	—	11,337	—	11,337
Acquisition of REO Portfolio (1)	—	—	16,610	2,771	19,381
Amortization	—	(8,893)	(9,027)	(960)	(18,880)
Foreign exchange loss	—	(330)	(834)	(180)	(1,344)
Changes in fair value due to changes in inputs and assumptions	(12,605)	—	—	—	(12,605)
Balance as of December 31, 2015	$119,698	$2,626	$66,085	$13,161	$201,570

(1)	Includes loans acquired from CMBS trusts that were subsequently foreclosed on.

The following table summarizes the activity within intangible assets for the year ended December 31, 2014 (amounts in thousands):

	Domestic	European	In-place Lease	Favorable Lease
	Servicing	Servicing	Intangible	Intangible
	Rights	Rights	Assets	Assets	Total
Balance as of January 1, 2014	$150,149	$27,024	$—	$—	$177,173
Amortization	—	(13,648)	—	—	(13,648)
Foreign exchange loss	—	(731)	—	—	(731)
Changes in fair value due to changes in inputs and assumptions	(16,787)	—	—	—	(16,787)
OTTI	—	(796)	—	—	(796)
Other	(1,059)	—	—	—	(1,059)
Balance as of December 31, 2014	$132,303	$11,849	$—	$—	$144,152

The following table sets forth the estimated aggregate amortization of our European servicing rights, in-place lease intangible assets and favorable lease intangible assets for the next five years and thereafter (amounts in thousands):

2016	$22,125
2017	10,243
2018	8,775
2019	7,488
2020	5,917
Thereafter	27,324
Total	$81,872

Lease Liabilities

In connection with our acquisition of certain properties within our Ireland Portfolio, we recognized aggregate unfavorable lease liabilities of $3.4 million with weighted average lives of 3.1 years at acquisition.

In connection with our acquisition of LNR in 2013, we recognized an unfavorable lease liability of $15.3 million related to an assumed operating lease for our offices in Miami Beach, Florida, which expires in 2021. This liability is being amortized over the remaining six years of the underlying lease term at a rate of approximately $1.9 million per year. The liability balance was $10.2 million and $12.1 million as of December 31, 2015 and 2014, respectively.

10. Secured Financing Agreements

The following table is a summary of our secured financing agreements in place as of December 31, 2015 and 2014 (in thousands):

	Current	Extended			Pledged Asset	Maximum		Carrying value at December 31,
	Maturity	Maturity(a)	Pricing		Carrying Value	Facility Size		2015		2014
Lender 1 Repo 1	(b)	(b)	LIBOR + 1.85% to 5.25%		$1,427,281	$1,600,000		$975,735		$875,111
Lender 2 Repo 1	Oct 2017	Oct 2020	LIBOR + 1.75% to 2.75%		326,292	500,000		233,705		240,188
Lender 3 Repo 1	May 2017	May 2019	LIBOR + 2.50% to 2.85%		185,917	131,997		131,997		124,250
Lender 4 Repo 1	Oct 2016	Oct 2017	LIBOR + 2.00%		394,945	309,498		309,498		327,117
Lender 4 Repo 2	Dec 2018	Dec 2020	LIBOR + 2.50%		—	1,000,000	(c)	—		—
Lender 6 Repo 1	Aug 2018	N/A	LIBOR + 2.50% to 3.00%		708,071	500,000		491,263		296,967
Lender 7 Secured Financing	Jul 2018	Jul 2019	LIBOR + 2.75%	(d)	157,716	650,000	(e)	38,055		189,871
Conduit Repo 1	Sep 2016	N/A	LIBOR + 1.95% to 3.35%		107,580	150,000		80,741		94,727
Conduit Repo 2	Nov 2016	N/A	LIBOR + 2.10%		—	150,000		—		113,636
Conduit Repo 3	Feb 2018	Feb 2019	LIBOR + 2.10%		88,266	150,000		66,041		—
CMBS Repo 1	(f)	(f)	LIBOR + 1.90%		—	—		—		—
CMBS Repo 2	Dec 2016	N/A	LIBOR + 2.35% to 2.70%		159,111	120,850		120,850		39,024
CMBS Repo 3	(g)	(g)	LIBOR + 1.40% to 1.85%		341,422	243,434		243,434		—
CMBS Repo 4	(h)	N/A	N/A		—	—		—		58,079
RMBS Repo 1	(i)	N/A	LIBOR + 1.90%		180,192	125,000		2,000		101,886
Investing and Servicing Segment Property Mortgages	June 2018 to Dec 2025	N/A	Various		153,356	90,055		82,964		14,000
Ireland Portfolio Mortgage	May 2020	N/A	EURIBOR + 1.69%		506,500	319,322		319,322		—
Woodstar Portfolio Mortgages	Nov 2025 to Jan 2026	N/A	3.72% to 3.81%		327,967	248,630		248,630		—
Woodstar Portfolio Government Financing	Mar 2026 to Dec 2043	N/A	3.00%		99,007	8,982		8,982		—
Term Loan	Apr 2020	N/A	LIBOR + 2.75%	(d)	3,254,640	658,270		656,568	(j)	662,933	(j)
FHLB Advances	Nov 2016	N/A	LIBOR + 0.37%		10,832	9,250		9,250		—
					$8,429,095	$6,965,288		$4,019,035		$3,137,789

(a)	Subject to certain conditions as defined in the respective facility agreement.
(b)

Maturity date for borrowings collateralized by loans of January 2017 before extension options and January 2019 assuming initial extension options.  Borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions and not to exceed January 2023.

(c)	The initial maximum facility size of $600.0 million may be increased to $1.0 billion at our option, subject to certain conditions.
(d)	Subject to borrower’s option to choose alternative benchmark based rates pursuant to the terms of the credit agreement. The term loan is also subject to a 75 basis point floor.
(e)	The initial maximum facility size of $450.0 million may be increased to $650.0 million at our option, subject to certain conditions.
(f)

Facility carries a rolling 11 month term which may reset monthly with the lender’s consent. This facility carries no maximum facility size.  Amount herein reflects the zero outstanding balance as of December 31, 2015.

(g)

Facility carries a rolling 12 month term which may reset monthly with the lender’s consent. Current maturity is December 2016. This facility carries no maximum facility size. Amount herein reflects the outstanding balance as of December 31, 2015.

(h)	Facility was terminated at our option in March 2015.
(i)	The date that is 180 days after the buyer delivers notice to seller, subject to a maximum date of March 2017.
(j)	Term loan outstanding balance is net of $1.7 million and $2.1 million of unamortized discount as of December 31, 2015 and 2014, respectively.

In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

In February 2015, we executed a $150.0 million repurchase facility (“Conduit Repo 3”) for our Investing and Servicing Segment’s conduit platform.  The facility carries a three year initial term with a one year extension option and an annual interest rate of LIBOR +2.10%.

In March 2015, we executed a repurchase facility (“CMBS Repo 3”) with a new lender to finance certain CMBS holdings, including CMBS holdings previously financed under the CMBS Repo 4 facility which was terminated at our option in March 2015.  There is no maximum facility size specified under the facility as the lender will evaluate all eligible collateral on an individual basis.  The facility carries a rolling 12 month term which may reset monthly with the lender’s consent and an annual interest rate of LIBOR +1.40% to LIBOR +1.85% depending on the CMBS collateral.

In April 2015, we amended the Lender 4 Repo 1 facility to reduce pricing.  In July 2015, we exercised a one-year extension option on the Lender 4 Repo 1 facility, extending the maturity from October 2015 to October 2016.

In May 2015, we executed a €294.0 million mortgage facility (“Ireland Portfolio Mortgage”) to finance the acquisition of the Ireland Portfolio. The facility carries a five year term, an annual interest rate of EURIBOR + 1.69% and was fully funded as of December 31, 2015.  Refer to Note 3 for further discussion of this acquisition. During the year ended December 31, 2015, we incurred deferred financing costs of $5.7 million associated with this facility.

In July 2015, we exercised a one-year extension option on the Lender 6 Repo 1 facility, extending the maturity from August 2017 to August 2018.

In July 2015, we amended the Lender 7 Secured Financing facility to (i) permanently upsize available borrowings from $250.0 million to $450.0 million; (ii) extend the maturity date to July 2019 assuming exercise of a one-year extension option; and (iii) reduce pricing. The maximum facility size of $450.0 million may be increased to $650.0 million at our option, subject to certain conditions.

In August 2015, we amended the Lender 1 Repo 1 facility to upsize available borrowings from $1.25 billion to $1.6 billion.

In September 2015, we were admitted as a member of the Federal Home Loan Bank (“FHLB”) of Des Moines through a captive insurance subsidiary. On January 20, 2016, the FHLB system amended its membership rules to exclude captive insurers from membership. Therefore, effective January 20, 2016, we may no longer receive FHLB advances and are obligated to repay our $9.3 million of outstanding FHLB advances within one year from the effective date of the amendment.

In October 2015, we amended the Lender 2 Repo 1 facility to upsize available borrowings from $325.0 million to $500.0 million and extend the maturity from October 2018 to October 2020, assuming exercise of available extension options.

In October 2015, we exercised a one-year extension option on the Conduit Repo 2 facility extending the maturity from November 2015 to November 2016.

In November 2015, we executed a repurchase facility (“CMBS Repo 1”) to finance certain CMBS holdings.  There is no maximum facility size specified under the facility as the lender will evaluate all eligible collateral on an individual basis.  The facility carries a rolling 11 month term which may reset monthly with the lender’s consent and an annual interest rate of LIBOR + 1.90%.

In December 2015, we executed a $600.0 million repurchase facility (“Lender 4 Repo 2”) that carries a three year initial term with two one-year extension options and an annual interest rate of LIBOR +2.50%.  Subject to certain conditions defined in the facility agreement, the maximum facility size may be increased to $1.0 billion at our option.

During the year ended December 31, 2015, we executed seven mortgage facilities with aggregate borrowings of $69.0 million to finance commercial real estate acquired by our Investing and Servicing Segment. As of December 31, 2015, these facilities carry a remaining weighted average term of 6.9 years. Four of the facilities carry floating annual interest rates ranging from LIBOR + 1.80% to 2.50% while three of the facilities carry fixed annual interest rates ranging from 4.52% to 4.91%.

During the quarter ended December 31, 2015, we executed 18 mortgage facilities (“Woodstar Portfolio Mortgages”), all with a new lender to finance each of the 18 properties acquired in our Woodstar Portfolio.  These facilities have 10 year terms and carry fixed annual interest rates ranging from 3.72% to 3.81%.

During the quarter ended December 31, 2015, we assumed five state sponsored mortgage facilities (“Woodstar Portfolio Government Financing”) associated with certain properties acquired in our Woodstar Portfolio with aggregate outstanding balances of $9.0 million as of the acquisition dates.  The Woodstar Portfolio Government Financing was originated by the Florida Housing Finance Corporation, a state sponsored finance company, and carries fixed 3.0% interest rates with initial maturities ranging from March 2026 to December 2043.

Our secured financing agreements contain certain financial tests and covenants. Should we breach certain of these covenants it may restrict our ability to pay dividends in the future. As of December 31, 2015, we were in compliance with all such covenants.

The following table sets forth our five‑year principal repayments schedule for secured financings assuming no defaults and excluding loans transferred as secured borrowings. Our credit facilities generally require principal to be paid down prior to the facilities’ respective maturities if and when we receive principal payments on, or sell, the investment collateral that we have pledged. The amount reflected in each period includes principal repayments on our credit facilities that would be required if (i) we received the repayments that we expect to receive on the investments that have been pledged as collateral under the credit facilities, as applicable, and (ii) the credit facilities that are expected to have amounts outstanding at their current maturity dates are extended where extension options are available to us (amounts in thousands):

	Repurchase	Other Secured
	Agreements	Financing		Total
2016	$790,577	$54,351		$844,928
2017	581,395	7,058		588,453
2018	536,547	24,752		561,299
2019	545,599	7,257		552,856
2020	121,553	961,198	(1)	1,082,751
Thereafter	79,593	310,858		390,451
Total	$2,655,264	$1,365,474		$4,020,738

(1)	Principal paydown of the term loan through 2020 excludes $1.7 million of unamortized discount.

Secured financing maturities for 2016 primarily relate to $243.4 million on the CMBS Repo 3 facility, $225.5 million on the Lender 6 Repo 1 facility and $120.8 million on the CMBS Repo 2 facility.

As of December 31, 2015 and 2014, we had approximately $38.3 million and $26.5 million, respectively, of deferred financing costs from secured financing agreements, net of amortization, which is included in other assets on our consolidated balance sheets. For the years ended December 31, 2015, 2014 and 2013, approximately $14.2 million, $11.3 million and $9.9 million, respectively, of amortization was included in interest expense on our consolidated statements of operations.

As of December 31, 2015 and 2014, the outstanding balance of our repurchase agreements related to the following asset collateral classes (amounts in thousands):

Class of Collateral	December 31, 2015	December 31, 2014
Loans held-for-investment	$2,142,198	$1,863,633
Loans held-for-sale	146,782	208,363
Investment securities	366,284	198,989
	$2,655,264	$2,270,985

We seek to mitigate risks associated with our repurchase agreements by managing risk related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value.  The margin call provisions under the majority of our repurchase facilities, consisting of 61% of these agreements, do not permit valuation adjustments based on capital markets activity.  Instead, margin calls on these facilities are limited to collateral-specific credit marks.  To monitor credit risk associated with the performance and value of our loans and investments, our asset management team regularly reviews our investment portfolios and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary.  For repurchase agreements containing margin call provisions for general capital markets activity, approximately 23% of these pertain to our loans held-for-sale, for which we manage credit risk through the purchase of credit index instruments.  We further seek to manage risks associated with our repurchase agreements by matching the maturities and interest rate characteristics of our loans with the related repurchase agreements.

11. Convertible Senior Notes

On October 8, 2014, we issued $431.3 million of 3.75% Convertible Senior Notes due 2017 (the “2017 Notes”). On February 15, 2013, we issued $600.0 million of 4.55% Convertible Senior Notes due 2018 (the “2018 Notes”). On July 3, 2013, we issued $460.0 million of 4.00% Convertible Senior Notes due 2019 (the “2019 Notes”). We recognized interest expense of $58.0 million, $49.4 million and $33.0 million during the years ended December 31, 2015, 2014 and 2013, respectively, from our unsecured convertible senior notes (collectively, the “Convertible Notes”). The following summarizes our Convertible Notes outstanding as of December 31, 2015 (amounts in thousands, except rates):

						Remaining
	Principal	Coupon	Effective	Conversion	Maturity	Period of
	Amount	Rate	Rate(1)	Rate(2)	Date	Amortization
2017 Notes	$431,250	3.75%	5.87%	41.7397	10/15/2017	1.8	years
2018 Notes	$599,981	4.55%	6.10%	46.1565	3/1/2018	2.2	years
2019 Notes	$341,363	4.00%	5.37%	48.9439	1/15/2019	3.0	years

	As of December 31,
	2015	2014
Total principal	$1,372,594	$1,491,228
Net unamortized discount	(47,351)	(73,206)
Carrying amount of debt components	$1,325,243	$1,418,022
Carrying amount of conversion option equity components recorded in additional paid-in capital	$46,343	$64,070

(1)

Effective rate includes the effects of underwriter purchase discount and the adjustment for the conversion option, the value of which reduced the initial liability and was recorded in additional paid‑in‑capital.

(2)

The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of Convertible Notes converted, as adjusted in accordance with the indentures governing the Convertible Notes (including the applicable supplemental indentures) as a result of the spin-off of the SFR segment and cash dividend payments.

The if-converted value of the 2019 Notes exceeded their principal amount by $2.2 million at December 31, 2015 since the closing market price of the Company’s common stock of $20.56 per share exceeded the implicit conversion price of $20.43 per share. The if‑converted value of the 2017 Notes and 2018 Notes were less than their principal amounts by $61.2 million and $30.7 million at December 31, 2015, respectively, since the closing market price of the Company’s common stock of $20.56 per share was less than the implicit conversion prices of $23.96 and $21.67, respectively. The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash.  As a result, conversion of this principal amount, totaling 62.3 million shares, was not included in the computation of diluted EPS.  However, the conversion spread value for the 2019 Notes, representing 0.1 million shares, was included in the computation of diluted EPS as the notes were “in-the-money”. No dilution related to the 2017 Notes and 2018 Notes was included in the computation of diluted EPS for the year ended December 31, 2015 as these notes were not “in-the-money”. See further discussion in Note 18.

Under the repurchase program approved by our board of directors (refer to Note 17), we repurchased $118.6 million aggregate principal amount of our 2019 Notes during the year ended December 31, 2015 for $136.3 million plus transaction expenses of $0.1 million. The repurchase price was allocated between the fair value of the liability component and the fair value of the equity component of the convertible security. The portion of the repurchase price attributable to the equity component totaled $17.7 million and was recognized as a reduction of additional paid-in capital during the year ended December 31, 2015. The remaining repurchase price was attributable to the liability component. The difference between this amount and the net carrying amount of the liability and debt issuance costs was reflected as a loss on extinguishment of debt in our consolidated statement of operations. For the year ended December 31, 2015, the loss on extinguishment of debt totaled $5.9 million, consisting principally of the write-off of unamortized debt discount.

As of December 31, 2015 and 2014, we had approximately $1.4 million and $2.3 million, respectively, of deferred financing costs from our Convertible Notes, net of amortization, which is included in other assets on our consolidated balance sheet.

Conditions for Conversion

Prior to April 15, 2017 for the 2017 Notes, September 1, 2017 for the 2018 Notes and July 15, 2018 for the 2019 Notes, the Convertible Notes will be convertible only upon satisfaction of one or more of the following conditions: (1) the closing market price of the Company’s common stock is at least 110%, in the case of the 2017 Notes, or 130%, in the case of the 2018 Notes and the 2019 Notes, of the conversion price of the respective Convertible Notes for at least 20 out of 30 trading days prior to the end of the preceding fiscal quarter, (2) the trading price of the Convertible Notes is less than 98% of the product of (i) the conversion rate and (ii) the closing price of the Company’s common stock during any five consecutive trading day period, (3) the Company issues certain equity instruments at less than the 10‑day average closing market price of its common stock or the per‑share value of certain distributions exceeds the market price of the Company’s common stock by more than 10% or (4) other specified corporate events (significant consolidation, sale, merger, share exchange, fundamental change, etc.) occur.

On or after April 15, 2017, in the case of the 2017 Notes, September 1, 2017, in the case of the 2018 Notes, and July 15, 2018, in the case of the 2019 Notes, holders may convert each of their Convertible Notes at the applicable conversion rate at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date.

Impact of Spin-off on Convertible Senior Notes

As described in Note 3, on January 31, 2014, the Company distributed all of its interest in the SFR segment to the Company’s stockholders of record as of January 24, 2014.  As the per-share value of the distribution was expected to exceed 10% of the last reported market price of the Company’s common stock on the trading day prior to the announcement for such distribution, holders of the Convertible Notes were eligible to surrender their Convertible Notes for conversion at any time during the period beginning November 26, 2013 (the 45th trading day immediately prior to the scheduled ex-dividend date for the distribution) and ending on the close of the business day immediately preceding February 3, 2014, the ex-dividend date for such distribution.  During this period, the Company received notices of conversion totaling $19 thousand and $3 thousand in principal for the 2018 Notes and 2019 Notes, respectively.  The cash settlement of these conversions occurred in April 2014.

Due to the distribution, the quarterly dividend threshold amounts for the Convertible Notes were adjusted to $0.3548 and $0.3710 (from $0.44 and $0.46) per share of common stock, in the case of the 2018 Notes and 2019 Notes, respectively, effective February 3, 2014.

12. Loan Securitization/Sale Activities

As described below, we regularly sell loans and notes under various strategies. We evaluate such sales as to whether they meet the criteria for treatment as a sale—legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint, and transfer of control.

Within the Investing and Servicing Segment, we originate commercial mortgage loans with the intent to sell these mortgage loans to VIEs for the purposes of securitization. These VIEs then issue CMBS that are collateralized in part by these assets, as well as other assets transferred to the VIE. In certain instances, we retain a subordinated interest in the VIE and serve as special servicer for the VIE. The following summarizes the fair value and par value of loans sold from our conduit platform, as well as the amount of sale proceeds used in part to repay the outstanding balance of the repurchase agreements associated with these loans for the years ended December 31, 2015, 2014 and 2013 (amounts in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Fair value of loans sold	$2,100,216	$1,670,522	$1,326,602
Par value of loans sold	2,034,773	1,603,807	1,263,914
Repayment of repurchase agreements	1,548,111	1,196,778	947,351

Within the Lending Segment, we originate or acquire loans and then subsequently sell a portion, which can be in various forms including first mortgages, A‑Notes, senior participations and mezzanine loans. Typically, our motivation for entering into these transactions is to effectively create leverage on the subordinated position that we will retain and hold for investment. In certain instances, we continue to service the loan following its sale. The following table summarizes our loans sold and loans transferred as secured borrowings by the Lending Segment net of expenses (amounts in thousands):

			Loan Transfers
	Loan Transfers Accounted		Accounted for as Secured
	for as Sales		Borrowings
For the Year Ended December 31,	Face Amount	Proceeds	Face Amount	Proceeds
2015	$645,425	$637,124	$38,925	$38,925
2014	510,539	501,988	—	—
2013	435,933	435,818	95,000	95,000

During the years ended December 31, 2015 and 2014, the Lending Segment recognized gains on sales of loans of $4.8 million and $1.2 million within gain on sale of investments and other assets in our consolidated statements of operations.  During the year ended December 31, 2013, the Lending Segment recognized losses on sales of loans of $1.1 million also recognized within gain on sale of investments and other assets in our consolidated statements of operations.

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

Designated Hedges

Our objective in using interest rate derivatives is to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed‑rate payments over the life of the agreements without exchange of the underlying notional amount.

In connection with our repurchase agreements, we have entered into seven outstanding interest rate swaps that have been designated as cash flow hedges of the interest rate risk associated with forecasted interest payments. As of December 31, 2015, the aggregate notional amount of our interest rate swaps designated as cash flow hedges of interest rate risk totaled $76.8 million. Under these agreements, we will pay fixed monthly coupons at fixed rates ranging from 0.56% to 1.52% of the notional amount to the counterparty and receive floating rate LIBOR. Our interest rate swaps designated as cash flow hedges of interest rate risk have maturities ranging from March 2016 to May 2021.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2015, 2014 and 2013, we did not recognize any hedge ineffectiveness in earnings.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the associated variable‑rate debt. Over the next 12 months, we estimate that an additional $0.2 million will be reclassified as an increase to interest expense. We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of 65 months.

Non‑designated Hedges

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

We have entered into a series of forward contracts whereby we agreed to sell an amount of foreign currency for an agreed upon amount of USD at various dates through June 2020. These forward contracts were executed to economically fix the USD amounts of foreign denominated cash flows expected to be received by us related to foreign denominated loan investments and properties.

The following table summarizes our non-designated foreign exchange (“Fx”) forwards, interest rate swaps, interest rate caps and credit index instruments as of December 31, 2015 (notional amounts in thousands):

		Aggregate
	Number	Notional	Notional
Type of Derivative	of Contracts	Amount	Currency	Maturity
Fx contracts – Sell Euros ("EUR") (1)	83	346,666	EUR	February 2016 – June 2020
Fx contracts – Sell Pounds Sterling ("GBP")	64	217,756	GBP	January 2016 – March 2018
Fx contracts – Sell Swedish Krona ("SEK")	1	7,032	SEK	December 2016
Fx contracts – Sell Norwegian Krone ("NOK")	1	878	NOK	December 2016
Fx contracts – Sell Danish Krone ("DKK")	1	6,251	DKK	December 2016
Interest rate swaps – Paying fixed rates	31	325,048	USD	July 2016 – December 2025
Interest rate swaps – Receiving fixed rates	1	8,000	USD	July 2017
Interest rate caps	2	294,000	EUR	May 2020
Interest rate caps	4	34,635	USD	June 2018 – October 2020
Credit index instruments	11	40,000	USD	January 2047
Total	199

(1)

Includes 54 Fx contracts executed to hedge our Euro currency exposure created by our acquisition of the Ireland Portfolio.  As of December 31, 2015, these contracts have an aggregate notional amount of €253.3 million and varying maturities through June 2020.

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2015 and 2014 (amounts in thousands):

	Fair Value of Derivatives		Fair Value of Derivatives
	in an Asset Position (1)		in a Liability Position (2)
	as of December 31,		as of December 31,
	2015	2014	2015	2014
Derivatives designated as hedging instruments:
Interest rate swaps	$57	$138	$122	$235
Total derivatives designated as hedging instruments	57	138	122	235
Derivatives not designated as hedging instruments:
Interest rate swaps and caps	2,360	1,128	4,970	5,216
Foreign exchange contracts	41,137	24,388	104	15
Credit index instruments	1,537	974	—	10
Total derivatives not designated as hedging instruments	45,034	26,490	5,074	5,241
Total derivatives	$45,091	$26,628	$5,196	$5,476

(1)	Classified as derivative assets in our consolidated balance sheets.
(2)	Classified as derivative liabilities in our consolidated balance sheets.

The tables below present the effect of our derivative financial instruments on the consolidated statements of operations and of comprehensive income for the years ended December 31, 2015, 2014 and 2013 (amounts in thousands):

		Gain (Loss)
	Gain (Loss)	Reclassified	Gain (Loss)
	Recognized	from AOCI	Recognized
Derivatives Designated as Hedging Instruments	in OCI	into Income	in Income	Location of Gain (Loss)
For the Year Ended December 31,	(effective portion)	(effective portion)	(ineffective portion)	Recognized in Income
2015	$(709)	$(741)	$—	Interest expense
2014	$(865)	$(1,372)	$—	Interest expense
2013	$334	$(1,633)	$—	Interest expense

		Amount of Gain (Loss)
		Recognized in Income for the
Derivatives Not Designated	Location of Gain (Loss)	Year Ended December 31,
as Hedging Instruments	Recognized in Income	2015	2014	2013
Interest rate swaps and caps	Gain (loss) on derivative financial instruments	$(22,675)	$(15,662)	$3,549
Foreign exchange contracts	Gain (loss) on derivative financial instruments	44,089	37,207	(13,160)
Credit index instruments	Gain (loss) on derivative financial instruments	184	(1,094)	(1,559)
		$21,598	$20,451	$(11,170)

14. Offsetting Assets and Liabilities

The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210‑20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

				(iv)
				Gross Amounts Not
				Offset in the Statement
		(ii)	(iii) = (i) - (ii)	of Financial Position
		Gross Amounts	Net Amounts		Cash
	(i)	Offset in the	Presented in		Collateral
	Gross Amounts	Statement of	the Statement of	Financial	Received /	(v) = (iii) - (iv)
	Recognized	Financial Position	Financial Position	Instruments	Pledged	Net Amount
As of December 31, 2015
Derivative assets	$45,091	$—	$45,091	$243	$—	$44,848
Derivative liabilities	$5,196	$—	$5,196	$243	$4,953	$—
Repurchase agreements	2,655,264	—	2,655,264	2,655,264	—	—
	$2,660,460	$—	$2,660,460	$2,655,507	$4,953	$—
As of December 31, 2014
Derivative assets	$26,628	$—	$26,628	$2,016	$—	$24,612
Derivative liabilities	$5,476	$—	$5,476	$2,016	$3,460	$—
Repurchase agreements	2,270,985	—	2,270,985	2,270,985	—	—
	$2,276,461	$—	$2,276,461	$2,273,001	$3,460	$—

15. Variable Interest Entities

Investment Securities

As discussed in Note 2, we evaluate all of our investments and other interests in entities for consolidation, including our investments in CMBS and our retained interests in securitization transactions we initiated, all of which are generally considered to be variable interests in VIEs.

The VIEs consolidated in accordance with ASC 810 are structured as pass through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. The assets and other instruments held by these securitization entities are restricted and can only be used to fulfill the obligations of the entity. Additionally, the obligations of the securitization entities do not have any recourse to the general credit of any other consolidated entities, nor to us as the primary beneficiary. The VIE liabilities initially represent investment securities on our balance sheet (pre‑consolidation). Upon consolidation of these VIEs, our associated investment securities are eliminated, as is the interest income related to those securities. Similarly, the fees we earn in our roles as special servicer of the bonds issued by the consolidated VIEs or as collateral administrator of the consolidated VIEs are also eliminated. Finally, an allocable portion of the identified servicing intangible associated with the eliminated fee streams is eliminated in consolidation.

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

As of December 31, 2015, one of our CDO structures was in default, which pursuant to the underlying indentures, changes the rights of the variable interest holders. Upon default of a CDO, the trustee or senior note holders are allowed to exercise certain rights, including liquidation of the collateral, which at that time, is the activity which would most significantly impact the CDO’s economic performance. Further, when the CDO is in default, the collateral administrator no longer has the option to purchase securities from the CDO. In cases where the CDO is in default and we do not have the ability to exercise rights which would most significantly impact the CDO’s economic performance, we do not consolidate the VIE. As of December 31, 2015, this CDO structure was not consolidated. During the three months ended March 31, 2014, one of our CDOs, which was previously in default as of December 31, 2013, ceased to be in default.  This event triggered the initial consolidation of the CDO and its underlying assets during the three months ended March 31, 2014.

As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of December 31, 2015, our maximum risk of loss related to VIEs in which we were not the primary beneficiary was $213.0 million on a fair value basis.

As of December 31, 2015, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances of $40.6 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.

16. Related‑Party Transactions

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

Base Management Fee.  The base management fee is 1.5% of our stockholders’ equity per annum and calculated and payable quarterly in arrears in cash. For purposes of calculating the management fee, our stockholders’ equity means: (a) the sum of (1) the net proceeds from all issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (2) our retained earnings at the end of the most recently completed calendar quarter (without taking into account any non‑cash equity compensation expense incurred in current or prior periods), less (b) any amount that we pay to repurchase our common stock since inception. It also excludes (1) any unrealized gains and losses and other non‑cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, and (2) one‑time events pursuant to changes in GAAP, and certain non‑cash items not otherwise described above, in each case after discussions between our Manager and our independent directors and approval by a majority of our independent directors. As a result, our stockholders’ equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown in our consolidated financial statements.

For the years ended December 31, 2015, 2014 and 2013, approximately $59.2 million, $54.5 million and $51.5 million, respectively, was incurred for base management fees. As of December 31, 2015 and 2014, there were $15.2 million and $13.9 million, respectively, of unpaid base management fees included in the related-party payable in our consolidated balance sheets.

Incentive Fee.  Our Manager is entitled to be paid the incentive fee described below with respect to each calendar quarter if (1) our Core Earnings (as defined below) for the previous 12‑month period exceeds an 8% threshold, and (2) our Core Earnings for the 12 most recently completed calendar quarters is greater than zero.

On December 4, 2014, our board of directors authorized an amendment to our Management Agreement to adjust the calculation of the incentive fee for the spin-off of SWAY (the “Amendment”). The Amendment provides that on and after January 31, 2014, the date of the SWAY spin-off, the computation of the weighted average issue price per share of the common stock shall be decreased to give effect to the book value per share on January 31, 2014 of the assets of SWAY, and the computation of the average number of shares of common stock outstanding shall be decreased by the weighted-average number of shares of SWAY distributed in the spin-off.  The Amendment results in an increase to the incentive fee of $18.0 million for the year ended December 31, 2014, which is recognized within management fee expense in our consolidated statement of operations.

After giving effect to the Amendment, the incentive fee is calculated as follows:  an amount, not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) our Core Earnings for the previous 12‑month period, and (ii) the product of (A) the weighted average of the issue price per share of our common stock of all of our public offerings as decreased for the spin-off of SWAY multiplied by the weighted average number of all shares of common stock outstanding (including any RSUs, any RSAs and other shares of common stock underlying awards granted under our equity incentive plans) in such previous 12‑month period as decreased for the spin-off of SWAY, and (B) 8%, and (2) the sum of any incentive fee paid to our Manager with respect to the first three calendar quarters of such previous 12‑month period. One half of each quarterly installment of the incentive fee is payable in shares of our common stock so long as the ownership of such additional number of shares by our Manager would not violate the 9.8% stock ownership limit set forth in our charter, after giving effect to any waiver from such limit that our board of directors may grant in the future. The remainder of the incentive fee is payable in cash. The number of shares to be issued to our Manager is equal to the dollar amount of the portion of the quarterly installment of the incentive fee payable in shares divided by the average of the closing prices of our common stock on the NYSE for the five trading days prior to the date on which such quarterly installment is paid.

Core Earnings is a non-GAAP financial measure. We calculate Core Earnings as GAAP net income (loss) excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization of real estate and associated intangibles, losses on extinguishment of debt, acquisition costs associated with successful acquisitions and any unrealized gains, losses or other non-cash items recorded in net income for the period, regardless of whether such items are included in OCI, or in net income. The amount is adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash adjustments as determined by our Manager and approved by a majority of our independent directors.

For the years ended December 31, 2015, 2014 and 2013, approximately $37.7 million, $34.4 million and $11.6 million, respectively, was incurred for incentive fees. As of December 31, 2015 and 2014, approximately $21.8 million and $18.9 million, respectively, of unpaid incentive fees were included in related‑party payable in our consolidated balance sheets.

Expense Reimbursement.  We are required to reimburse our Manager for operating expenses incurred by our Manager on our behalf. In addition, pursuant to the terms of the Management Agreement, we are required to reimburse our Manager for the cost of legal, tax, consulting, auditing and other similar services rendered for us by our Manager’s personnel provided that such costs are no greater than those that would be payable if the services were provided by an independent third party. The expense reimbursement is not subject to any dollar limitations but is subject to review by our independent directors. For the years ended December 31, 2015, 2014 and 2013, approximately $7.0 million, $8.1 million and $8.8 million was incurred, respectively, for executive compensation and other reimbursable expenses. As of December 31, 2015 and 2014, approximately $3.6 million and $3.4 million, respectively, of unpaid reimbursable executive compensation and other expenses were included in related‑party payable in our consolidated balance sheets.

Termination Fee.  We can terminate the Management Agreement without cause, as defined in the Management Agreement, with an affirmative two-thirds vote by our independent directors and 180 days written notice to our Manager. Upon termination without cause, our Manager is due a termination fee equal to three times the sum of the average annual base management fee and incentive fee earned by our Manager over the preceding eight calendar quarters. No termination fee is payable if our Manager is terminated for cause, as defined in the Management Agreement, which can be done at any time with 30 days written notice from our board of directors.

Manager Equity Plan

In May 2015, we granted 675,000 RSUs to our Manager under the Starwood Property Trust, Inc. Manager Equity Plan (“Manager Equity Plan”). In January 2014, we granted 2,489,281 RSUs to our Manager under the Manager Equity Plan. In connection with these grants and prior similar grants, we recognized share-based compensation expense of $26.6 million, $26.5 million and $15.7 million within management fees in our consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013, respectively. Refer to Note 17 herein for further discussion of these grants.

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

In January 2015, a junior mezzanine loan, which we co-originated with SEREF and an unaffiliated third party in 2012, was restructured to reduce both our and SEREF’s participation interests and margin. Following the restructuring, we held a participation interest in the junior mezzanine loan of £18 million, which paid interest at three-month LIBOR plus 8.81%.  Prior to the restructure, our participation interest was £30.0 million and carried an interest rate of three-month LIBOR plus 11.65%. The junior mezzanine loan paid off in full in October 2015.

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

In November 2013, we co‑originated a GBP‑denominated first mortgage loan with SEREF, which is secured by Centre Point, an iconic tower located in Central London, England. We funded £15 million of the initial £55 million funding and committed to future funding of £165 million. The A‑Note bears interest at 8.55% fixed and the B‑Note bears interest at three-month LIBOR plus 7.0%, unless the fixed rate option is elected. The loan was amended in December 2014, increasing the total commitment to £265.0 million and our future funding commitment to £195.0 million. The loan matures in December 2017.

In October 2013, we co-originated a GBP-denominated $467.2 million first mortgage loan with SEREF that is secured by the Heron Tower in London, England (the "Heron Tower Loan"). The facility was advanced in October 2013 in a single utilization, with SEREF taking $29.2 million of the total advance. The most senior tranche funded by us, which is of $340.6 million, carries a return of LIBOR plus 3.90% and the other tranche funded by us, which is of $97.3 million, carries a fixed rate of 5.61% per annum. The Heron Tower Loan matures in October 2018.

In September 2013, we co‑originated a EUR‑denominated first mortgage loan with Starfin Lux S.a.r.l. (“Starfin”), an affiliate of our Manager. The loan had an initial funding of approximately $102.3 million ($53.8 million for us and $48.5 million for Starfin), and future funding commitments totaling $24.6 million, of which we committed to fund $12.9 million and Starfin is committed to fund $11.7 million. The loan bears interest at three-month EURIBOR plus 7.0% and is secured by a portfolio of approximately 20 retail properties located throughout Finland. The loan matures in October 2016.

In August 2013, we co‑originated GBP‑denominated first mortgage and mezzanine loans with Starfin. The loans are collateralized by a development of a 109 unit retirement community and a 30 key nursing home in Battersea Park, London, England. We and Starfin committed $11.3 million and $22.5 million, respectively, in aggregate for the two loans. The first mortgage loan bears interest at 5.02% and the mezzanine loan bears interest at 15.12%, and the loans each have three‑year terms.

In April 2013, we purchased two  B‑Notes for $146.7 million from entities substantially all of whose equity was owned by an affiliate of our Manager. The B‑Notes are secured by two Class A office buildings located in Austin, Texas. On May 17, 2013, we sold senior participation interests in the B‑Notes to a third party, generating $95.0 million in aggregate proceeds. We retained the subordinated interests. In October 2015, we sold one of the subordinated interests in the B-Notes to a third party, generating $29.2 million in aggregate proceeds.

In December 2012, we acquired 9,140,000 ordinary shares in SEREF, a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange, for approximately $14.7 million, which equated to approximately 4% ownership of SEREF. As of December 31, 2015,  our shares represent an approximate 3% interest in SEREF. Refer to Note 6 for additional details.

In October 2012, we co‑originated $475.0 million in financing for the acquisition and redevelopment of a 10‑story retail building located at 701 Seventh Avenue in the Times Square area of Manhattan through a joint venture with Fund IX, an affiliate of our Manager. In January 2014, we refinanced the initial financing with an $815.0 million first mortgage and mezzanine financing to facilitate the further development of the property. Fund IX did not participate in the refinancing. As such, the joint venture distributed $31.6 million to Fund IX for the liquidation of Fund IX’s interest in the joint venture.

Investment in Unconsolidated Entities

In October 2014, we committed $150 million for a 33% equity interest in four regional shopping malls (the “Retail Fund”), of which $132.0 million was funded as of December 31, 2014. During the year ended December 31, 2015, we received capital distributions of $17.1 million, which reduced our carrying value to $122.5 million as of December 31, 2015.  The Retail Fund was established for the purpose of acquiring and operating four leading regional shopping malls located in Florida, Michigan, North Carolina and Virginia.  All leasing services and asset management functions for the properties are conducted by an affiliate of our Manager which specializes in redeveloping, managing and repositioning retail real estate assets.  In addition, another affiliate of our Manager serves as general partner of the Retail Fund.  In consideration for its services, the general partner will earn incentive distributions that are payable once we, along with the other limited partners, receive 100% of our capital and a preferred return of 8%. During the years ended December 31, 2015 and 2014, we recognized $10.1 million and $2.2 million of income from the Retail Fund, respectively.

In April 2013, in connection with our acquisition of LNR, we acquired 50% of a joint venture. An affiliate of ours, Fund IX, owns the remaining 50% of the venture.

Other Related-Party Arrangements

In connection with the LNR acquisition, we were required to cash collateralize certain obligations of LNR, including letters of credit and performance obligations. Fund IX funded $6.2 million of this obligation, but the account was in our name and was thus reflected within our restricted cash balance. As of December 31, 2014, we recognized a corresponding payable to Fund IX of $4.4 million within related-party payable in our consolidated balance sheet.  Our obligation was released in September 2015.

Our Investing and Servicing Segment acquires properties from CMBS trusts, some of which are consolidated as VIEs on our balance sheet.  Acquisitions from consolidated VIEs are reflected as repayment of debt of consolidated VIEs in our consolidated statement of cash flows.  During the year ended December 31, 2015, we acquired $138.7 million of properties, $13.6 million of which were acquired as non-performing loans and subsequently converted to properties through foreclosure, from both consolidated and unconsolidated CMBS trusts. During the year ended December 31, 2014, we acquired $35.0 million of properties from a consolidated CMBS trust. There were no properties acquired from CMBS trusts during the year ended December 31, 2013. Refer to Note 3 for further discussion of these acquisitions.

17. Stockholders’ Equity

The Company’s authorized capital stock consists of 100,000,000 shares of preferred stock, $0.01 par value per share, and 500,000,000 shares of common stock, $0.01 par value per share.

We issued common stock in public offerings as follows during the years ended December 31, 2015, 2014 and 2013:

	Shares issued	Price	Proceeds
Pricing date	(in thousands)	per share	(in thousands)
4/20/15	13,800	$23.63	$326,142
4/11/14	25,300	22.32	564,695
9/9/13	28,750	24.04	691,150
4/8/13	30,475	26.99	822,367

In May 2014, we established the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”), which provides stockholders with a means of purchasing additional shares of our common stock by reinvesting the cash dividends paid on our common stock and by making additional optional cash purchases.  Shares of our common stock purchased under the DRIP Plan will either be issued directly by the Company or purchased in the open market by the plan administrator.  The Company may issue up to 11 million shares of common stock under the DRIP Plan.   During the years ended December 31, 2015 and 2014, shares issued under the DRIP Plan were not material.

In May 2014, we entered into an amended and restated At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell shares of the Company’s common stock of up to $500.0  million from time to time, through an “at the market” equity offering program. Sales of shares under the ATM Agreement are made by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices.  During the year ended December 31, 2015, there were no shares issued under the ATM Agreement. During the year ended December 31, 2014, we issued 1.5 million shares under the ATM Agreement for gross proceeds of $36.2 million.

In September 2014, our board of directors authorized and announced the repurchase of up to $250 million of our outstanding common stock over a period of one year. Subsequent amendments to the repurchase program approved by our board of directors in December 2014 and June 2015 resulted in the program being (i) amended to increase maximum repurchases to $450.0 million, (ii) expanded to allow for the repurchase of our outstanding Convertible Notes under the program and (iii) extended through June 2016. Purchases made pursuant to the program are made in either the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are discretionary and are subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. During the year ended December 31, 2015, we repurchased $118.6 million aggregate principal amount of our 2019 Notes for $136.3 million (refer to Note 11).  Also during the year ended December 31, 2015, we repurchased 2,340,246 shares of common stock for $48.7 million under the repurchase program.  During the year ended December 31, 2014, we repurchased 587,900 shares of common stock for $13.0 million and no Convertible Notes under the repurchase program.  As of December 31, 2015, we had $251.8 million of remaining capacity to repurchase common stock and/or Convertible Notes under the repurchase program.

In January 2016, our board of directors authorized a $50.0 million increase and an extension of our share repurchase program through January 2017, increasing the maximum amount of shares and Convertible Notes available for repurchase under the program to $500.0 million.  Refer to Note 25 for further discussion.

Underwriting and offering costs for the years ended December 31, 2015, 2014 and 2013 were $0.9 million, $1.5 million and $1.4 million, respectively, and are reflected as a reduction of additional paid in capital in the consolidated statements of equity.

Our board of directors declared the following dividends in 2015, 2014 and 2013:

Declaration Date	Record Date	Ex-Dividend Date	Payment Date	Amount	Frequency
11/5/15	12/31/15	12/29/15	1/15/16	$0.48	Quarterly
8/4/15	9/30/15	9/28/15	10/15/15	0.48	Quarterly
5/5/15	6/30/15	6/26/15	7/15/15	0.48	Quarterly
2/25/15	3/31/15	3/27/15	4/15/15	0.48	Quarterly
11/5/14	12/31/14	12/29/14	1/15/15	0.48	Quarterly
8/6/14	9/30/14	9/26/14	10/15/14	0.48	Quarterly
5/6/14	6/30/14	6/26/14	7/15/14	0.48	Quarterly
2/24/14	3/31/14	3/27/14	4/15/14	0.48	Quarterly
11/7/13	12/31/13	12/27/13	1/15/14	0.46	Quarterly
10/31/13 (non-cash SWAY shares)	1/24/14	2/3/14	1/31/14	5.77	Special
8/6/13	9/30/13	9/26/13	10/15/13	0.46	Quarterly
5/8/13	6/28/13	6/26/13	7/15/13	0.46	Quarterly
2/27/13	3/28/13	3/26/13	4/15/13	0.44	Quarterly

Equity Incentive Plans

The Company currently maintains the Manager Equity Plan, which provides for the grant of stock options, stock appreciation rights, RSAs, RSUs and other equity‑based awards, including dividend equivalents, to our Manager. The Company also maintains the Starwood Property Trust, Inc. Equity Plan (the “Equity Plan”), which provides for the same types of equity‑based awards to individuals who provide services to the Company, including employees of our Manager. The maximum number of shares that may be made subject to awards granted under either the Manager Equity Plan or the Equity Plan, determined on a combined basis, was initially 3,112,500 shares. On March 26, 2013, the Company amended, subject to stockholder approval which was obtained on May 2, 2013, the Manager Equity Plan and the Equity Plan to (i) increase the number of shares available under such plans for awards granted on or after January 1, 2013 by 6,000,000 shares of common stock, (ii) clarify the prohibitions on the repricing of stock options and stock appreciation rights, and (iii) remove the restriction that no more than an aggregate of 50,000 shares may be subject to awards granted to the Company’s chief financial officer and/or compliance officer. Additionally, we have reserved 100,000 shares of common stock for issuance under the Starwood Property Trust, Inc. Non‑Executive Director Stock Plan (“Non‑Executive Director Stock Plan”) which provides for the issuance of restricted stock, RSUs and other equity‑based awards to non‑executive directors. To date, we have only granted RSAs and RSUs under the three equity incentive plans. The holders of awards of RSAs or RSUs are entitled to receive dividends or “distribution equivalents,” which generally will be payable at such time dividends are paid on our outstanding shares of common stock.

The table below summarizes our share awards granted or vested under the Manager Equity Plan during the years ended December 31, 2015, 2014 and 2013 (dollar amounts in thousands):

Grant Date	Type	Amount Granted	Grant Date Fair Value	Vesting Period
May 2015	RSU	675,000	$16,511	3 years
January 2014 (1)	RSU	489,281	14,776	3 years
January 2014	RSU	2,000,000	55,420	3 years
October 2012	RSU	875,000	19,854	3 years
May 2012	RSA	30,000	602	9 months

(1)

As part of the spin-off of our SFR segment, all holders of the Company’s common stock and vested restricted common stock received one SWAY common share for every five shares of the Company’s common stock.  At the time of the spin-off, the Manager held certain unvested RSUs that were not entitled to SWAY shares.  Under the legal documentation governing the outstanding RSUs, the Manager was entitled to receive additional RSUs in an amount equal to the number of such outstanding RSUs multiplied by the amount received in the spin-off by a holder of a share of the Company’s common stock (i.e., the price per share of a SWAY common share divided by five) divided by the fair market value of a share of the Company’s common stock on the date of the spin-off.  In order to prevent dilution of the rights of our equity plan participants resulting from this make-whole issuance, the Equity Plan and Manager Equity Plan provide for, and, on August 12, 2014, our board of directors authorized, an increase of 489,281 shares to the maximum number of shares available for issuance under the Equity Plan and Manager Equity Plan.

During the year ended December 31, 2015, we granted 576,408 RSAs under the Equity Plan to a select group of eligible participants which includes our employees and employees of our Manager who perform services for us.  The awards were granted based on the market price of the Company’s common stock on the respective grant date and vest over a three-year period. Expenses related to the vesting of these awards is reflected in general and administrative expenses in our consolidated statements of operations.

As of December 31, 2015, there were 2.7 million shares available for future grants under the Manager Equity Plan, the Equity Plan and the Non-Executive Director Stock Plan.

The following shares of common stock were issued, without restriction, to our Manager as part of the incentive compensation due under the Management Agreement:

Timing of Issuance	Shares of Common Stock Issued	Price per share
November 2015	126,154	$20.22
August 2015	95,696	21.82
May 2015	136,261	24.17
March 2015	387,299	24.39
November 2014	92,865	22.97
August 2014	86,328	23.49
May 2014	152,316	23.99
March 2014	138,288	23.92
November 2013	89,269	26.72
March 2013	13,188	27.83

The following table summarizes our share‑based compensation expenses during the years ended December 31, 2015, 2014 and 2013 (in thousands):

	For the year ended December 31,
	2015	2014	2013
Management fees:
Manager incentive fee	$18,859	$17,258	$5,764
Manager Equity Plan	26,625	26,498	15,688
	45,484	43,756	21,452
General and administrative:
Non-Executive Director Stock Plan	360	294	217
Equity Plan	5,161	1,830	437
	5,521	2,124	654
Income tax effect	—	—	—
Total share-based compensation expense	$51,005	$45,880	$22,106

Schedule of Non‑Vested Shares and Share Equivalents

	Non-Executive Director Stock Plan	Equity Plan	Manager Equity Plan	Total	Weighted Average Grant Date Fair Value (per share)
Balance as of December 31, 2014	17,105	109,708	1,854,585	1,981,398	$27.30
Granted	16,988	576,408	675,000	1,268,396	24.20
Vested	(17,105)	(52,249)	(1,226,735)	(1,296,089)	26.58
Forfeited	—	(85,489)	—	(85,489)	24.27
Balance as of December 31, 2015	16,988	548,378	1,302,850	1,868,216	25.84

The weighted average grant date fair value per share of grants during the years ended December 31, 2015, 2014 and 2013 was $24.20, $27.91 and $26.87, respectively.

Vesting Schedule

	Non-Executive Director Stock Plan	Equity Plan	Manager Equity Plan	Total
2016	16,988	273,429	1,021,600	1,312,017
2017	—	234,998	225,000	459,998
2018	—	39,951	56,250	96,201
Total	16,988	548,378	1,302,850	1,868,216

As of December 31, 2015, there was approximately $36.0 million of total unrecognized compensation costs related to unvested share‑based compensation arrangements which are expected to be recognized over a weighted average period of 1.7 years. The total fair value of shares vested during the year ended December 31, 2015 was $28.3 million as of the respective vesting dates.

18. Earnings per Share

The following table provides a reconciliation of net income from continuing operations and the number of shares of common stock used in the computation of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Year Ended December 31,
	2015	2014	2013
Basic Earnings
Continuing Operations:
Income from continuing operations attributable to STWD common shareholders	$450,697	$496,572	$324,824
Less: Income attributable to participating shares	(3,434)	(5,579)	(1,579)
Basic — Income from continuing operations	$447,263	$490,993	$323,245

Discontinued Operations:
Loss from discontinued operations	$—	$(1,551)	$(19,794)
Basic — Net income attributable to STWD common shareholders after allocation to participating shares	$447,263	$489,442	$303,451

Diluted Earnings
Continuing Operations:
Basic — Income from continuing operations attributable to STWD common shareholders	$450,697	$496,572	$324,824
Less: Income attributable to participating shares	(3,434)	(5,579)	(1,579)
Add: Undistributed earnings to participating shares	—	918	—
Less: Undistributed earnings reallocated to participating shares	—	(902)	—
Diluted — Income from continuing operations	$447,263	$491,009	$323,245

Discontinued Operations:
Basic — Loss from discontinued operations	$—	$(1,551)	$(19,794)
Diluted — Net income attributable to STWD common shareholders after allocation to participating shares	$447,263	$489,458	$303,451

Number of Shares:
Basic — Average shares outstanding	233,419	214,945	166,356
Effect of dilutive securities — Convertible Notes	97	3,432	—
Effect of dilutive securities — Contingently issuable shares	524	404	139
Effect of dilutive securities — Unvested non-participating shares	102	—	—
Diluted — Average shares outstanding	234,142	218,781	166,495

Earnings Per Share Attributable to STWD Common Stockholders:
Basic:
Income from continuing operations	$1.92	$2.29	$1.94
Loss from discontinued operations	—	(0.01)	(0.12)
Net income	$1.92	$2.28	$1.82

Diluted:
Income from continuing operations	$1.91	$2.25	$1.94
Loss from discontinued operations	—	(0.01)	(0.12)
Net income	$1.91	$2.24	$1.82

As of December 31, 2015, 2014 and 2013, participating shares of 1.5 million, 2.0 million and 0.5 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above.

Also as of December 31, 2015, there were 62.4 million potential shares of common stock contingently issuable upon the conversion of the Convertible Notes. The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash. As a result, this principal amount, representing 62.3 million shares at December 31, 2015, was not included in the computation of diluted EPS. However, as discussed in Note 11, the conversion options associated with the 2019 Notes are “in-the-money” as the if-converted values of the 2019 Notes exceeded their principal amounts by $2.2 million at December 31, 2015. The dilutive effect to EPS is determined by dividing this “conversion spread value” by the average share price. The “conversion spread value” is the value that would be delivered to investors in shares based on the terms of the Convertible Notes, upon an assumed conversion. In calculating the dilutive effect of these shares, the treasury stock method was used and resulted in a dilution of 0.1 million shares for the year ended December 31, 2015. The conversion option associated with the 2017 Notes and 2018 Notes are “out-of-the-money” because the if-converted value of the 2017 Notes and 2018 Notes was less than their principal amount by $61.2 million and $30.7 million, respectively, at December 31, 2015, therefore, there was no dilutive effect to EPS for the 2017 Notes and 2018 Notes.

19. Accumulated Other Comprehensive Income

The changes in AOCI by component are as follows (in thousands):

		Cumulative
		Unrealized Gain
	Effective Portion of	(Loss) on	Foreign
	Cumulative Loss on	Available-for-	Currency
	Cash Flow Hedges	Sale Securities	Translation	Total
Balance at January 1, 2013	$(2,571)	$82,246	$—	$79,675
OCI before reclassifications	334	10,723	9,487	20,544
Amounts reclassified from AOCI	1,633	(26,403)	—	(24,770)
Net period OCI	1,967	(15,680)	9,487	(4,226)
Balance at December 31, 2013	(604)	66,566	9,487	75,449
OCI before reclassifications	(865)	3,683	(13,684)	(10,866)
Amounts reclassified from AOCI	1,372	(10,059)	—	(8,687)
Net period OCI	507	(6,376)	(13,684)	(19,553)
Balance at December 31, 2014	(97)	60,190	(4,197)	55,896
OCI before reclassifications	(709)	(17,487)	(9,285)	(27,481)
Amounts reclassified from AOCI	741	(5,396)	5,969	1,314
Net period OCI	32	(22,883)	(3,316)	(26,167)
Balance at December 31, 2015	$(65)	$37,307	$(7,513)	$29,729

The reclassifications out of AOCI impacted the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 as follows:

	Amounts Reclassified from
	AOCI during the Year			Affected Line Item
	Ended December 31,			in the Statements
Details about AOCI Components	2015	2014	2013	of Operations
Losses on cash flow hedges:
Interest rate contracts	$(741)	$(1,372)	$(1,633)	Interest expense
Unrealized gains (losses) on available-for-sale securities:
Interest realized upon collection	5,396	—	—	Interest income from investment securities
Net realized gain on sale of investments	—	10,148	27,417	Gain on sale of investments and other assets, net
OTTI	—	(89)	(1,014)	OTTI
Total	5,396	10,059	26,403
Foreign currency translation:
Foreign currency loss from CMBS redemption	(5,969)	—	—	Foreign currency loss, net
Total reclassifications for the period	$(1,314)	$8,687	$24,770

20. Fair Value

GAAP establishes a hierarchy of valuation techniques based on the observability of inputs utilized in measuring financial assets and liabilities at fair value. GAAP establishes market‑based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The three levels of the hierarchy are described below:

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

Pricing Verification—We use recently executed transactions, other observable market data such as exchange data, broker/dealer quotes, third party pricing vendors and aggregation services for validating the fair values generated using valuation models. Pricing data provided by approved external sources is evaluated using a number of approaches; for example, by corroborating the external sources’ prices to executed trades, analyzing the methodology and assumptions used by the external source to generate a price and/or by evaluating how active the third party pricing source (or originating sources used by the third party pricing source) is in the market.

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

Fair Value on a Recurring Basis

We determine the fair value of our financial assets and liabilities measured at fair value on a recurring basis as follows:

Loans held-for-sale

We measure the fair value of our mortgage loans held-for-sale within the Investing and Servicing Segment’s conduit platform using a discounted cash flow analysis unless observable market data (i.e., securitized pricing) is available. A discounted cash flow analysis requires management to make estimates regarding future interest rates and credit spreads. The most significant of these inputs relates to credit spreads and is unobservable. Thus, we have determined that the fair values of mortgage loans valued using a discounted cash flow analysis should be classified in Level III of the fair value hierarchy, while mortgage loans valued using securitized pricing should be classified in Level II of the fair value hierarchy. Mortgage loans classified in Level III are transferred to Level II if securitized pricing becomes available.

RMBS

RMBS are valued utilizing observable and unobservable market inputs. The observable market inputs include recent transactions, broker quotes and vendor prices (“market data”). However, given the implied price dispersion amongst the market data, the fair value determination for RMBS has also utilized significant unobservable inputs in discounted cash flow models including prepayments, default and severity estimates based on the recent performance of the collateral, the underlying collateral characteristics, industry trends, as well as expectations of macroeconomic events (e.g., housing price curves, interest rate curves, etc.). At each measurement date, we consider both the observable and unobservable valuation inputs in the determination of fair value. However, given the significance of the unobservable inputs these securities have been classified within Level III.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2015 and 2014, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not as significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.

The valuation of over the counter (“OTC”) derivatives are determined using discounted cash flows based on Overnight Index Swap (“OIS”) rates. Fully collateralized trades are discounted using OIS with no additional economic adjustments to arrive at fair value. Uncollateralized or partially collateralized trades are also discounted at OIS, but include appropriate economic adjustments for funding costs (i.e., a LIBOR OIS basis adjustment to approximate uncollateralized cost of funds) and credit risk.

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

Fair Value Only Disclosed

We determine the fair value of our financial instruments and assets where fair value is disclosed as follows:

Loans held‑for‑investment and loans transferred as secured borrowings

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

HTM securities

We estimate the fair value of our mandatorily redeemable preferred equity interests in commercial real estate companies using the same methodology described for our loans held‑for‑investment. We estimate the fair value of our HTM CMBS using the same methodology described for our CMBS carried at fair value on a recurring basis.

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

Convertible Notes

The fair value of the debt component of our Convertible Notes is estimated by discounting the contractual cash flows at the interest rate we estimate such notes would bear if sold in the current market without the embedded conversion option which, in accordance with ASC 470, is reflected as a component of equity. We have determined that our valuation of our Convertible Notes should be classified in Level III of the fair value hierarchy.

Fair Value Disclosures

The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the consolidated balance sheets by their level in the fair value hierarchy as of December 31, 2015 and 2014 (amounts in thousands):

	December 31, 2015
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$203,865	$—	$—	$203,865
RMBS	176,224	—	—	176,224
CMBS	212,981	—	—	212,981
Equity security	14,498	14,498	—	—
Domestic servicing rights	119,698		—	119,698
Derivative assets	45,091	—	45,091	—
VIE assets	76,675,689	—	—	76,675,689
Total	$77,448,046	$14,498	$45,091	$77,388,457
Financial Liabilities:
Derivative liabilities	$5,196	$—	$5,196	$—
VIE liabilities	75,817,014	—	73,264,566	2,552,448
Total	$75,822,210	$—	$73,269,762	$2,552,448

	December 31, 2014
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$391,620	$—	$—	$391,620
RMBS	207,053	—	—	207,053
CMBS	334,080	—	—	334,080
Equity security	15,120	15,120	—	—
Domestic servicing rights	132,303	—	—	132,303
Derivative assets	26,628	—	26,628	—
VIE assets	107,816,065	—	—	107,816,065
Total	$108,922,869	$15,120	$26,628	$108,881,121
Financial Liabilities:
Derivative liabilities	$5,476	$—	$5,476	$—
VIE liabilities	107,232,201	—	102,339,081	4,893,120
Total	$107,237,677	$—	$102,344,557	$4,893,120

The changes in financial assets and liabilities classified as Level III are as follows for the years ended December 31, 2015 and 2014 (amounts in thousands):

				Domestic
	Loans			Servicing		VIE
	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
January 1, 2014 balance	$206,672	$296,236	$208,006	$150,149	$103,151,624	$(1,597,984)	$102,414,703
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	70,420	11,677	11,712	(16,788)	(15,306,563)	(762,590)	(15,992,132)
OTTI	—	(259)	—	—	—	—	(259)
Net accretion	—	20,600	—	—	—	—	20,600
Included in OCI	—	59	(12,876)	—	—	—	(12,817)
Purchases / Originations	1,785,769	—	113,240	—	—	—	1,899,009
Sales	(1,670,522)	(68,134)	(29,301)	—	—	—	(1,767,957)
Issuances	—	—	—	—	—	(89,354)	(89,354)
Cash repayments / receipts	(719)	(53,126)	(1,124)	—	—	118,165	63,196
Transfers into Level III	—	—	54,220	—	—	(3,428,958)	(3,374,738)
Transfers out of Level III	—	—	(180)	(1,058)	—	2,827,109	2,825,871
Consolidations of VIEs	—	—	(10,474)	—	29,363,132	(2,004,330)	27,348,328
Deconsolidations of VIEs	—	—	857	—	(9,392,128)	44,822	(9,346,449)
December 31, 2014 balance	391,620	207,053	334,080	132,303	107,816,065	(4,893,120)	103,988,001
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	64,320	—	(3,093)	(12,605)	(35,365,585)	3,980,376	(31,336,587)
OTTI	—	—	—	—	—	—	—
Net accretion	—	20,625	—	—	—	—	20,625
Included in OCI	—	(16,210)	(2,363)	—	—	—	(18,573)
Purchases / Originations	1,848,879	—	14,653	—	—	—	1,863,532
Sales	(2,100,216)	—	(6,410)	—	—	—	(2,106,626)
Issuances	—	—	—	—	—	(9,132)	(9,132)
Cash repayments / receipts	(738)	(35,244)	(100,738)	—	—	304,816	168,096
Transfers into Level III	—	—	—	—	—	(2,920,033)	(2,920,033)
Transfers out of Level III	—	—	—	—	—	1,290,497	1,290,497
Consolidations of VIEs	—	—	(24,309)	—	12,050,421	(363,008)	11,663,104
Deconsolidations of VIEs	—	—	1,161	—	(7,825,212)	57,156	(7,766,895)
December 31, 2015 balance	$203,865	$176,224	$212,981	$119,698	$76,675,689	$(2,552,448)	$74,836,009
Amount of total gains (losses) included in earnings attributable to assets still held at:
December 31, 2014	$1,278	$18,376	$9,747	$(16,788)	$(15,306,563)	$(762,590)	$(16,056,540)
December 31, 2015	155	15,131	3,134	(12,605)	(35,365,585)	3,980,376	(31,379,394)

Amounts were transferred from Level II to Level III due to a decrease in the observable relevant market activity and amounts were transferred from Level III to Level II due to an increase in the observable relevant market activity.

The following table presents the fair values, all of which are classified in Level III of the fair value hierarchy, of our financial instruments not carried at fair value on the consolidated balance sheets (amounts in thousands):

	December 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets not carried at fair value:
Loans held-for-investment and loans transferred as secured borrowings	$6,059,652	$6,125,881	$5,908,665	$6,034,838
HTM securities	321,244	315,255	441,995	440,629
European servicing rights	2,626	5,302	11,849	12,741
Financial liabilities not carried at fair value:
Secured financing agreements and secured borrowings on transferred loans	$4,107,035	$4,092,264	$3,267,230	3,251,035
Convertible senior notes	1,325,243	1,331,979	1,418,022	1,444,975

The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollar amounts in thousands):

	Carrying Value at	Valuation	Unobservable	Range as of December 31, (1)
	December 31, 2015	Technique	Input	2015	2014
Loans held-for-sale, fair value option	$203,865	Discounted cash flow	Yield (b)	4.8% - 5.3%	4.2% - 4.9%
			Duration (c)	5.0 - 10.0 years	5.0 - 10.0 years
RMBS	176,224	Discounted cash flow	Constant prepayment rate (a)	2.6% - 17.8%	1.2% - 15.9%
			Constant default rate (b)	1.0% - 8.9%	1.1% - 8.9%
			Loss severity (b)	10% - 79% (e)	15% - 80% (e)
			Delinquency rate (c)	2% - 29%	2% - 43%
			Servicer advances (a)	30% - 94%	14% - 75%
			Annual coupon deterioration (b)	0% - 0.5%	0% - 0.6%
			Putback amount per projected total collateral loss (d)	0% - 11%	0% - 11%
CMBS	212,981	Discounted cash flow	Yield (b)	0% - 435.8%	0% - 421.4%
			Duration (c)	0 - 18.5 years	0 - 11.8 years
Domestic servicing rights	119,698	Discounted cash flow	Debt yield (a)	8.25%	8.25%
			Discount rate (b)	15%	15%
			Control migration (b)	0% - 80%	0% - 80%
VIE assets	76,675,689	Discounted cash flow	Yield (b)	0% - 920.2%	0% - 925.0%
			Duration (c)	0 - 17.5 years	0 - 21.0 years
VIE liabilities	2,552,448	Discounted cash flow	Yield (b)	0% - 920.2%	0% - 925.0%
			Duration (c)	0 - 17.5 years	0 - 21.0 years

(1)	The ranges of significant unobservable inputs are represented in percentages and years.

Sensitivity of the Fair Value to Changes in the Unobservable Inputs

(a)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
(b)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.
(c)

Significant increase (decrease) in the unobservable input in isolation would result in either a significantly lower or higher (lower or higher) fair value measurement depending on the structural features of the security in question.

(d)	Any delay in the putback recovery date leads to a decrease in fair value for the majority of securities in our RMBS portfolio.
(e)	76% and 85% of the portfolio falls within a range of 45% ‑ 80% as of December 31, 2015 and 2014, respectively.

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

Our TRSs engage in various real estate-related operations, including special servicing of commercial real estate, originating and securitizing commercial mortgage loans, and investing in entities which engage in real estate-related operations. The majority of our TRSs are held within the Investing and Servicing Segment.  As of December 31, 2015 and 2014, approximately $858.5 million and $1.0 billion, respectively, of the Investing and Servicing Segment’s assets, including $185.6 million and $88.6 million in cash, respectively, were owned by TRS entities. Our TRSs are not consolidated for federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.

Our income tax provision consisted of the following for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	For the year ended December 31,
	2015	2014	2013
Current
Federal	$15,095	$28,677	$27,850
Foreign	6,000	5,432	1,484
State	2,532	4,946	4,768
Total current	23,627	39,055	34,102
Deferred
Federal	(3,799)	(9,975)	(6,915)
Foreign	(1,973)	(3,400)	(1,829)
State	(649)	(1,584)	(1,305)
Total deferred	(6,421)	(14,959)	(10,049)
Total income tax provision (1)	$17,206	$24,096	$24,053

(1)	Includes provision of zero and $0.2 million reflected in discontinued operations for the years ended December 31, 2014 and 2013, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are presented net by tax jurisdiction and are reported in other assets and other liabilities, respectively. At December 31, 2015 and 2014, our U.S. tax jurisdiction was in a net deferred tax asset position, while our European tax jurisdiction was in a net deferred tax liability position. The following table presents each of these tax jurisdictions and the tax effects of temporary differences on their respective net deferred tax assets and liabilities (in thousands):

	December 31,
	2015	2014
U.S.
Deferred tax asset, net
Reserves and accruals	$11,659	$13,818
Domestic intangible assets	17,734	9,617
Investment securities and loans	(2,416)	(2,327)
Investment in unconsolidated entities	(362)	883
Deferred income	423	427
Net operating and capital loss carryforwards	2,967	2,498
Valuation allowance	(2,967)	(2,498)
Other U.S. temporary differences	343	515
	27,381	22,933
Europe
Deferred tax liability, net
European servicing rights	(583)	(2,681)
Net operating and capital loss carryforwards	7,606	8,702
Valuation allowance	(7,606)	(8,702)
Other European temporary differences	(346)	(337)
	(929)	(3,018)
Net deferred tax assets	$26,452	$19,915

Unrecognized tax benefits were not material as of and during the years ended December 31, 2015 and 2014. The Company’s tax returns are no longer subject to audit for years ended prior to January 1, 2012. The Company had pre-tax income from foreign operations of $22.0 million and $13.5 million during the years ended December 31, 2015 and 2014, respectively, and a pre-tax loss of $2.5 million during the year ended December 31, 2013.

The following table is a reconciliation of our federal income tax determined using our statutory federal tax rate to our reported income tax provision for the years ended December 31, 2015, 2014 and 2013 (dollar amounts in thousands):

	For the year ended December 31,
	2015		2014		2013
Federal statutory tax rate	$164,286	35.0%	$183,622	35.0%	$117,034	35.0%
REIT and other non-taxable income	(148,514)	(31.6)%	(160,745)	(30.7)%	(93,892)	(28.1)%
State income taxes	1,800	0.4%	3,149	0.6%	3,769	1.1%
Federal benefit of state tax deduction	(630)	(0.1)%	(1,102)	(0.2)%	(1,319)	(0.4)%
Valuation allowance	445	0.1%	1,315	0.3%	(1,928)	(0.6)%
Other	(181)	(0.1)%	(2,143)	(0.4)%	389	0.2%
Effective tax rate	$17,206	3.7%	$24,096	4.6%	$24,053	7.2%

The changes in the valuation allowance associated with our deferred tax assets are as follows for the years ended December 31, 2015 and 2014 (amounts in thousands):

	2015	2014
January 1 balance	$11,200	$11,750
Additions to income tax provision	445	1,315
Provision to return adjustments to deferred tax amounts	23	(822)
Foreign currency adjustments reflected in OCI	(770)	(1,086)
Other	(325)	43
December 31 balance	$10,573	$11,200

22. Commitments and Contingencies

As of December 31, 2015, we had future funding commitments on 54 loans totaling $1.5 billion, of which we expect to fund $1.3 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum debt service coverage ratios or executions of new leases before advances are made to the borrower.

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

Future minimum rental payments and sublease income related to our existing corporate leases and subleases for each of the next five years and thereafter are as follows (in thousands):

	Minimum Rents	Sublease Income
2016	$7,093	$1,447
2017	6,797	1,481
2018	6,697	1,375
2019	6,389	789
2020	5,691	612
Thereafter	2,647	483
Total	$35,314	$6,187

Management is not aware of any other contractual obligations, legal proceedings, or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on our consolidated financial statements.

23. Segment and Geographic Data

In its operation of the business, management, including our chief operating decision maker, who is our Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis prior to the impact of consolidating VIEs under ASC 810. The segment information within this note is reported on that basis.  Effective January 1, 2015, we established a separate presentation for corporate overhead, which includes our corporate debt facilities and the associated expenses, management fee expenses and general and administrative expenses not directly allocable to our segments.  Also effective January 1, 2015, we transferred a performing loan with a balance of $25.0 million as of December 31, 2014 from our Investing and Servicing Segment to our Lending Segment.  Effective upon our Ireland Portfolio acquisition discussed in Note 3, we established a third business segment, the Property Segment, and transferred our existing equity method investment in the Retail Fund from our Lending Segment to our Property Segment.  As of December 31, 2014, the carrying value of the Retail Fund was $129.5 million.  We have retrospectively reclassified prior periods to conform to these changes in presentation.

The table below presents our results of operations for the year ended December 31, 2015 by business segment (amounts in thousands):

		Investing				Investing
	Lending	and Servicing	Property			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$460,365	$17,566	$—	$—	$477,931	$—	$477,931
Interest income from investment securities	68,059	156,365	—	—	224,424	(130,759)	93,665
Servicing fees	428	215,770	—	—	216,198	(99,130)	117,068
Rental income	—	11,177	25,445	—	36,622	—	36,622
Other revenues	597	10,928	—	—	11,525	(934)	10,591
Total revenues	529,449	411,806	25,445	—	966,700	(230,823)	735,877
Costs and expenses:
Management fees	901	72	—	123,532	124,505	228	124,733
Interest expense	81,676	10,386	5,584	104,904	202,550	—	202,550
General and administrative	21,685	123,746	1,205	7,275	153,911	717	154,628
Acquisition and investment pursuit costs	2,065	2,375	8,951	38	13,429	—	13,429
Costs of rental operations	—	6,121	5,421	—	11,542	—	11,542
Depreciation and amortization	—	13,972	15,038	—	29,010	—	29,010
Loan loss allowance, net	(2)	—	—	—	(2)	—	(2)
Other expense	6	383	—	—	389	—	389
Total costs and expenses	106,331	157,055	36,199	235,749	535,334	945	536,279
Income (loss) before other income, income taxes and non-controlling interests	423,118	254,751	(10,754)	(235,749)	431,366	(231,768)	199,598
Other income:
Change in net assets related to consolidated VIEs	—	—	—	—	—	185,490	185,490
Change in fair value of servicing rights	—	(46,831)	—	—	(46,831)	34,226	(12,605)
Change in fair value of investment securities, net	209	(9,952)	—	—	(9,743)	12,827	3,084
Change in fair value of mortgage loans held-for-sale, net	—	64,320	—	—	64,320	—	64,320
Earnings from unconsolidated entities	4,045	13,042	10,090	—	27,177	(503)	26,674
Gain on sale of investments and other assets, net	4,839	17,825	—	—	22,664	—	22,664
Gain (loss) on derivative financial instruments, net	30,764	(14,226)	5,060	—	21,598	—	21,598
Foreign currency (loss) gain, net	(36,956)	(296)	31	—	(37,221)	—	(37,221)
Loss on extinguishment of debt	—	—	—	(5,921)	(5,921)	—	(5,921)
Other income, net	—	161	1,530	17	1,708	—	1,708
Total other income (loss)	2,901	24,043	16,711	(5,904)	37,751	232,040	269,791
Income (loss) before income taxes	426,019	278,794	5,957	(241,653)	469,117	272	469,389
Income tax provision	(242)	(16,964)	—	—	(17,206)	—	(17,206)
Net income (loss)	425,777	261,830	5,957	(241,653)	451,911	272	452,183
Net income attributable to non-controlling interests	(1,389)	175	—	—	(1,214)	(272)	(1,486)
Net income (loss) attributable to Starwood Property Trust, Inc.	$424,388	$262,005	$5,957	$(241,653)	$450,697	$—	$450,697

The table below presents our results of operations for the year ended December 31, 2014 by business segment (amounts in thousands):

		Investing			Single		Investing
	Lending	and Servicing	Property		Family		and Servicing
	Segment	Segment	Segment	Corporate	Residential	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$420,683	$13,979	$—	$—	$—	$434,662	$—	$434,662
Interest income from investment securities	68,348	109,819	—	—	—	178,167	(66,151)	112,016
Servicing fees	330	227,145	—	—	—	227,475	(91,910)	135,565
Rental income	—	9,831	—	—	—	9,831	—	9,831
Other revenues	406	11,619	—	—	—	12,025	(1,224)	10,801
Total revenues	489,767	372,393	—	—	—	862,160	(159,285)	702,875
Costs and expenses:
Management fees	2,079	72	—	115,411	—	117,562	170	117,732
Interest expense	65,913	4,781	—	90,410	—	161,104	—	161,104
General and administrative	21,551	141,500	—	5,887	—	168,938	723	169,661
Acquisition and investment pursuit costs	2,023	1,206	—	452	—	3,681	—	3,681
Costs of rental operations	—	5,938	—	—	—	5,938	—	5,938
Depreciation and amortization	—	16,627	—	—	—	16,627	—	16,627
Loan loss allowance, net	2,047	—	—	—	—	2,047	—	2,047
Other expense	52	7,167	—	—	—	7,219	—	7,219
Total costs and expenses	93,665	177,291	—	212,160	—	483,116	893	484,009
Income (loss) before other income, income taxes and non-controlling interests	396,102	195,102	—	(212,160)	—	379,044	(160,178)	218,866
Other income:
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	212,506	212,506
Change in fair value of servicing rights	—	(53,065)	—	—	—	(53,065)	36,278	(16,787)
Change in fair value of investment securities, net	822	97,723	—	—	—	98,545	(83,468)	15,077
Change in fair value of mortgage loans held-for-sale, net	—	70,420	—	—	—	70,420	—	70,420
Earnings from unconsolidated entities	7,484	13,610	2,176	—	—	23,270	(3,338)	19,932
Gain on sale of investments, net	12,886	—	—	—	—	12,886	—	12,886
Gain (loss) on derivative financial instruments, net	30,713	(10,262)	—	—	—	20,451	—	20,451
Foreign currency loss, net	(29,139)	(803)	—	—	—	(29,942)	—	(29,942)
OTTI	(259)	(797)	—	—	—	(1,056)	—	(1,056)
Other income, net	(327)	4,159	—	—	—	3,832	—	3,832
Total other income	22,180	120,985	2,176	—	—	145,341	161,978	307,319
Income (loss) from continuing operations before income taxes	418,282	316,087	2,176	(212,160)	—	524,385	1,800	526,185
Income tax provision	(1,476)	(22,620)	—	—	—	(24,096)	—	(24,096)
Income (loss) from continuing operations	416,806	293,467	2,176	(212,160)	—	500,289	1,800	502,089
Loss from discontinued operations, net of tax	—	—	—	—	(1,551)	(1,551)	—	(1,551)
Net income (loss)	416,806	293,467	2,176	(212,160)	(1,551)	498,738	1,800	500,538
Net income attributable to non-controlling interests	(3,717)	—	—	—	—	(3,717)	(1,800)	(5,517)
Net income (loss) attributable to Starwood Property Trust, Inc.	$413,089	$293,467	$2,176	$(212,160)	$(1,551)	$495,021	$—	$495,021

The table below presents our results of operations for the year ended December 31, 2013 by business segment (amounts in thousands):

		Investing	Single			Investing
	Lending	and Servicing	Family			and Servicing
	Segment	Segment	Residential	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$335,078	$9,562	$—	$—	$344,640	$—	$344,640
Interest income from investment securities	57,802	54,020	—	—	111,822	(37,510)	74,312
Servicing fees	—	179,015	—	—	179,015	(54,289)	124,726
Rental income	6	—	—	—	6	—	6
Other revenues	592	6,111	—	—	6,703	(892)	5,811
Total revenues	393,478	248,708	—	—	642,186	(92,691)	549,495
Costs and expenses:
Management fees	2,993	51	—	73,650	76,694	122	76,816
Interest expense	65,007	3,117	—	43,679	111,803	—	111,803
General and administrative	11,125	132,713	—	5,658	149,496	523	150,019
Business combination costs	—	—	—	17,958	17,958	—	17,958
Acquisition and investment pursuit costs	2,819	829	—	—	3,648	—	3,648
Depreciation and amortization	—	9,701	—	—	9,701	—	9,701
Loan loss allowance, net	1,923	—	—	—	1,923	—	1,923
Other expense	150	1,148	—	—	1,298	—	1,298
Total costs and expenses	84,017	147,559	—	140,945	372,521	645	373,166
Income (loss) before other income, income taxes and non-controlling interests	309,461	101,149	—	(140,945)	269,665	(93,336)	176,329
Other income:
Change in net assets related to consolidated VIEs	—	—	—	—	—	116,377	116,377
Change in fair value of servicing rights	—	(15,868)	—	—	(15,868)	9,024	(6,844)
Change in fair value of investment securities, net	(148)	22,657	—	—	22,509	(31,393)	(8,884)
Change in fair value of mortgage loans held-for-sale, net	—	43,849	—	—	43,849	—	43,849
Earnings from unconsolidated entities	4,776	4,502	—	—	9,278	(437)	8,841
Gain on sale of investments, net	25,063	—	—	—	25,063	—	25,063
(Loss) gain on derivative financial instruments, net	(13,259)	2,089	—	—	(11,170)	—	(11,170)
Foreign currency gain (loss), net	10,478	(95)	—	—	10,383	—	10,383
OTTI	(1,014)	—	—	—	(1,014)	—	(1,014)
Other income, net	15	1,037	—	—	1,052	—	1,052
Total other income	25,911	58,171	—	—	84,082	93,571	177,653
Income (loss) from continuing operations before income taxes	335,372	159,320	—	(140,945)	353,747	235	353,982
Income tax provision	1,722	(25,580)	—	—	(23,858)	—	(23,858)
Income (loss) from continuing operations	337,094	133,740	—	(140,945)	329,889	235	330,124
Loss from discontinued operations, net of tax	—	—	(8,106)	(11,688)	(19,794)	—	(19,794)
Net income (loss)	337,094	133,740	(8,106)	(152,633)	310,095	235	310,330
Net income attributable to non-controlling interests	(5,065)	—	—	—	(5,065)	(235)	(5,300)
Net income (loss) attributable to Starwood Property Trust, Inc.	$332,029	$133,740	$(8,106)	$(152,633)	$305,030	$—	$305,030

The table below presents our consolidated balance sheet as of December 31, 2015 by business segment (amounts in thousands):

		Investing				Investing
	Lending	and Servicing	Property			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$83,836	$62,649	$2,944	$218,408	$367,837	$978	$368,815
Restricted cash	9,775	8,826	4,468	—	23,069	—	23,069
Loans held-for-investment, net	5,973,079	—	—	—	5,973,079	—	5,973,079
Loans held-for-sale	—	203,865	—	—	203,865	—	203,865
Loans transferred as secured borrowings	86,573	—	—	—	86,573	—	86,573
Investment securities	511,966	1,038,200	—	—	1,550,166	(825,219)	724,947
Properties, net	—	150,497	768,728	—	919,225	—	919,225
Intangible assets	—	152,278	61,121	—	213,399	(11,829)	201,570
Investment in unconsolidated entities	30,827	53,145	122,454	—	206,426	(7,225)	199,201
Goodwill	—	140,437	—	—	140,437	—	140,437
Derivative assets	33,412	2,087	9,592	—	45,091	—	45,091
Accrued interest receivable	34,028	286	—	—	34,314	—	34,314
Other assets	27,883	72,936	31,853	11,648	144,320	(2,057)	142,263
VIE assets, at fair value	—	—	—	—	—	76,675,689	76,675,689
Total Assets	$6,791,379	$1,885,206	$1,001,160	$230,056	$9,907,801	$75,830,337	$85,738,138
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$18,822	$90,399	$25,427	$21,468	$156,116	$689	$156,805
Related-party payable	—	423	—	40,532	40,955	—	40,955
Dividends payable	—	—	—	114,947	114,947	—	114,947
Derivative liabilities	5,190	6	—	—	5,196	—	5,196
Secured financing agreements, net	2,361,842	423,691	576,934	656,568	4,019,035	—	4,019,035
Convertible senior notes, net	—	—	—	1,325,243	1,325,243	—	1,325,243
Secured borrowings on transferred loans	88,000	—	—	—	88,000	—	88,000
VIE liabilities, at fair value	—	—	—	—	—	75,817,014	75,817,014
Total Liabilities	2,473,854	514,519	602,361	2,158,758	5,749,492	75,817,703	81,567,195
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	2,410	2,410	—	2,410
Additional paid-in capital	2,477,987	1,146,926	394,465	173,466	4,192,844	—	4,192,844
Treasury stock	—	—	—	(72,381)	(72,381)	—	(72,381)
Accumulated other comprehensive income (loss)	37,242	(3,714)	(3,799)	—	29,729	—	29,729
Retained earnings (accumulated deficit)	1,790,705	221,073	8,133	(2,032,197)	(12,286)	—	(12,286)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,305,934	1,364,285	398,799	(1,928,702)	4,140,316	—	4,140,316
Non-controlling interests in consolidated subsidiaries	11,591	6,402	—	—	17,993	12,634	30,627
Total Equity	4,317,525	1,370,687	398,799	(1,928,702)	4,158,309	12,634	4,170,943
Total Liabilities and Equity	$6,791,379	$1,885,206	$1,001,160	$230,056	$9,907,801	$75,830,337	$85,738,138

The table below presents our consolidated balance sheet as of December 31, 2014 by business segment (amounts in thousands):

		Investing				Investing
	Lending	and Servicing	Property			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$125,132	$85,252	$—	$44,017	$254,401	$786	$255,187
Restricted cash	34,941	13,763	—	—	48,704	—	48,704
Loans held-for-investment, net	5,771,307	7,931	—	—	5,779,238	—	5,779,238
Loans held-for-sale	—	391,620	—	—	391,620	—	391,620
Loans transferred as secured borrowings	129,427	—	—	—	129,427	—	129,427
Investment securities	764,517	753,553	—	—	1,518,070	(519,822)	998,248
Properties, net	—	39,854	—	—	39,854	—	39,854
Intangible assets	—	190,207	—	—	190,207	(46,055)	144,152
Investment in unconsolidated entities	22,537	48,693	129,475	—	200,705	(6,722)	193,983
Goodwill	—	140,437	—	—	140,437	—	140,437
Derivative assets	23,579	3,049	—	—	26,628	—	26,628
Accrued interest receivable	39,188	914	—	—	40,102	—	40,102
Other assets	21,329	61,048	—	14,739	97,116	(1,464)	95,652
VIE assets, at fair value	—	—	—	—	—	107,816,065	107,816,065
Total Assets	$6,931,957	$1,736,321	$129,475	$58,756	$8,856,509	$107,242,788	$116,099,297
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$23,015	$97,424	$—	$23,620	$144,059	$457	$144,516
Related-party payable	—	4,405	—	36,346	40,751	—	40,751
Dividends payable	—	—	—	108,189	108,189	—	108,189
Derivative liabilities	3,662	1,814	—	—	5,476	—	5,476
Secured financing agreements, net	2,252,493	222,363	—	662,933	3,137,789	—	3,137,789
Convertible senior notes, net	—	—	—	1,418,022	1,418,022	—	1,418,022
Secured borrowings on transferred loans	129,441	—	—	—	129,441	—	129,441
VIE liabilities, at fair value	—	—	—	—	—	107,232,201	107,232,201
Total Liabilities	2,408,611	326,006	—	2,249,110	4,983,727	107,232,658	112,216,385
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	2,248	2,248	—	2,248
Additional paid-in capital	3,126,845	1,413,608	127,299	(832,027)	3,835,725	—	3,835,725
Treasury stock	—	—	—	(23,635)	(23,635)	—	(23,635)
Accumulated other comprehensive income	55,781	115	—	—	55,896	—	55,896
Retained earnings (accumulated deficit)	1,328,794	(3,408)	2,176	(1,336,940)	(9,378)	—	(9,378)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,511,420	1,410,315	129,475	(2,190,354)	3,860,856	—	3,860,856
Non-controlling interests in consolidated subsidiaries	11,926	—	—	—	11,926	10,130	22,056
Total Equity	4,523,346	1,410,315	129,475	(2,190,354)	3,872,782	10,130	3,882,912
Total Liabilities and Equity	$6,931,957	$1,736,321	$129,475	$58,756	$8,856,509	$107,242,788	$116,099,297

Revenues generated from foreign sources were $134.7 million,  $111.5 million and $64.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. The majority of our revenues generated from foreign sources are derived from Ireland and the United Kingdom.  Refer to Schedule III for a detailed listing of the properties held by the Company, including their respective geographic locations.

24. Quarterly Financial Data (Unaudited)

The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations (amounts in thousands, except per share data):

	For the Three-Month Periods Ended
	March 31	June 30	September 30	December 31
2015:
Revenues	$178,849	$178,660	$192,145	$186,223
Income from continuing operations	120,779	117,640	117,116	96,648
Net income	120,779	117,640	117,116	96,648
Net income attributable to Starwood Property Trust, Inc.	120,363	117,148	116,735	96,451
Basic earnings per share:
Continuing operations	0.53	0.49	0.49	0.40
Net income	0.53	0.49	0.49	0.40
Diluted earnings per share:
Continuing operations	0.52	0.49	0.49	0.40
Net income	0.52	0.49	0.49	0.40

2014:
Revenues	171,979	170,750	181,368	178,778
Income from continuing operations	122,432	120,382	167,390	91,885
Net income	120,881	120,382	167,390	91,885
Net income attributable to Starwood Property Trust, Inc.	120,601	117,868	165,044	91,508
Basic earnings per share:
Continuing operations	0.62	0.53	0.73	0.41
Net income	0.61	0.53	0.73	0.41
Diluted earnings per share:
Continuing operations	0.61	0.52	0.73	0.40
Net income	0.60	0.52	0.73	0.40

Annual EPS may not equal the sum of each quarter’s EPS due to rounding and other computational factors.

25. Subsequent Events

Our significant events subsequent to December 31, 2015 were as follows:

Woodstar Portfolio Acquisitions

Since December 31, 2015, we have acquired 12 properties in the Woodstar Portfolio, comprised of 3,082 units, which were previously under contract for an aggregate gross acquisition price of $202.8 million.  We assumed sponsored debt of $126.7 million at acquisition.

Amendment to Share Repurchase Program and Subsequent Repurchases

In January 2016, our board of directors authorized a $50.0 million increase and an extension of our share repurchase program through January 2017, increasing the maximum amount of shares and Convertible Notes available for repurchase under the program to $500.0 million.  Subsequent to December 31, 2015 and through February 19, 2016, we repurchased 1.1 million shares for $19.7 million and no Convertible Notes, bringing the remaining capacity under the repurchase program to $282.1 million as of February 19, 2016.

Dividend Declaration

On February 25, 2016, our board of directors declared a dividend of $0.48 per share for the first quarter of 2016, which is payable on April 15, 2016 to common stockholders of record as of March 31, 2016.

Starwood Property Trust, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation

December 31, 2015

(Dollars in thousands)

		Initial Cost		Costs	Gross Amounts Carried at
		to Company		Capitalized	December 31, 2015
Property Type /			Depreciable	Subsequent to		Depreciable			Accumulated	Acquisition
Geographic Location	Encumbrances	Land	Property	Acquisition(1)	Land	Property	Total		Depreciation(3)	Date
Individually Significant Properties
Office—Dublin, Ireland—1	$78,331	$35,476	$69,301	$—	$35,476	$69,301	$104,777		$(1,012)	Jul-15
Office—Dublin, Ireland—2	49,559	23,144	46,844	—	23,144	46,844	69,988		(1,012)	May-15
Office—Dublin, Ireland—3	44,398	21,901	39,149	—	21,901	39,149	61,050		(845)	May-15
Office—Dublin, Ireland—4	33,922	14,993	31,495	—	14,993	31,495	46,488		(680)	May-15
Aggregated Properties
Office—Ireland (8 properties)	102,059	53,931	83,255	—	53,931	83,255	137,186		(1,798)	May-15
Multi-family—U.S., South East (24 properties)	275,981	82,613	282,947	1,410	82,613	284,357	366,970		(2,047)	Sep-14 to Dec-15
Multi-family—U.S., South West (1 property)	—	665	2,356	—	665	2,356	3,021		(105)	Sep-14
Multi-family—Ireland (1 property)	11,053	8,247	8,766	—	8,247	8,766	17,013		(189)	May-15
Retail—U.S., North East (3 properties)	23,057	7,457	24,804	286	7,457	25,090	32,547		(173)	May-15 to Nov-15
Retail—U.S., West (2 properties)	—	1,339	2,910	—	1,339	2,910	4,249		(5)	Dec-15
Retail—U.S., South East (3 properties)	4,838	7,617	12,304	—	7,617	12,304	19,921		(85)	Aug-15 to Dec-15
Retail—U.S., Midwest (1 property)	12,300	5,238	5,692	—	5,238	5,692	10,930		(39)	Nov-15
Retail—U.S., South West (3 properties)	24,400	10,108	26,615	188	10,108	26,803	36,911		(691)	Oct-14 to Sep-15
Industrial—U.S., Midwest (1 property)	—	717	2,557	35	717	2,592	3,309		(145)	Apr-14
Self-storage—U.S., North East (1 property)	—	2,202	11,498	—	2,202	11,498	13,700		(9)	Dec-15
	$659,898	$275,648	$650,493	$1,919	$275,648	$652,412	$928,060	(2)	$(8,835)

Notes to Schedule III:

(1)	No costs subsequent to acquisition are capitalized to land.

(2)	The aggregate cost for federal income tax purposes is $1.0 billion.

(3)	Depreciation is computed based upon estimated useful lives as described in Note 7 of our Consolidated Financial Statements.

The following schedule presents our real estate activity during the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Beginning balance, January 1	$40,497	$754,981	$99,328
Additions during the year:
Acquisitions (1)	900,247	96,901	539,610
Acquisitions through foreclosure	12,548	7,897	18,867
Gain on conversion of loans to real estate	—	—	8,624
Improvements	2,056	1,872	102,490
Total additions	914,851	106,670	669,591
Deductions during the year:
Spin-off of SWAY	—	(819,239)	—
Costs of real estate sold	(18,421)	(1,915)	12,842
Foreign currency translation	(8,867)	—	—
Other	—	—	1,096
Total deductions	(27,288)	(821,154)	13,938
Ending balance, December 31	$928,060	$40,497	$754,981

(1)	Refer to Note 16 of our Consolidated Financial Statements for a discussion of property acquisitions from related parties.

The following schedule presents activity within accumulated depreciation during the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Beginning balance, January 1	$643	$5,767	$213
Depreciation expense	8,802	2,183	5,554
Spin-off of SWAY	—	(7,221)	—
Disposition/write-offs	(539)	(86)	—
Foreign currency translation	(71)	—	—
Ending balance, December 31	$8,835	$643	$5,767

Starwood Property Trust, Inc. and Subsidiaries

Schedule IV—Mortgage Loans on Real Estate

December 31, 2015

(Dollars in thousands)

	Prior	Face	Carrying		Payment
Description/ Location	Liens(1)	Amount	Amount	Interest Rate(2)	Terms(3)	Maturity Date(4)
Individually Significant First Mortgages:
Hospitality, Various, USA-1	$—	$164,902	$163,282	L+2.40%	I/O	12/9/2018
Hospitality, Various, USA-2	—	41,225	41,223	L+9.90%	I/O	12/9/2018
Mixed Use, New York, NY-1	—	118,750	117,951	L+8.00%	I/O	1/31/2019
Mixed Use, New York, NY-2	—	32,700	32,388	L+8.00%	I/O	1/31/2019
Mixed Use, New York, NY-3	—	42,687	40,840	L+8.00%	I/O	1/31/2019
Mixed Use, New York, NY-4	—	53,000	51,573	5.90%	I/O	1/31/2019
Office, London, England-1	—	88,428	87,759	5.61%	I/O	10/1/2018
Office, London, England-2	—	309,498	307,186	3GBP+3.90%	I/O	10/1/2018
Office, New York, NY-1	—	140,000	139,475	L+10.90%	I/O	4/9/2018
Office, New York, NY-2	—	161,085	160,101	L+3.50%	I/O	4/9/2018
Office, New York, NY-3	—	48,914	48,608	L+3.50%	I/O	4/9/2018
Aggregated First Mortgages:
Hospitality, International, Floating (1 mortgage)	N/A	N/A	54,175	3EU+7.00%	N/A	2016
Hospitality, North East, Floating (6 mortgages)	N/A	N/A	72,798	L+2.75% to 9.75%	N/A	2017-2018
Hospitality, South East, Fixed (1 mortgage)	N/A	N/A	68,015	9.00%	N/A	2016
Hospitality, South East, Floating (10 mortgages)	N/A	N/A	406,940	L+2.65% to 13.00%	N/A	2016-2019
Hospitality, South West, Floating (4 mortgages)	N/A	N/A	131,536	L+2.25% to 9.75%	N/A	2020
Hospitality, West, Floating (14 mortgages)	N/A	N/A	374,083	L+2.25% to 10.25%	N/A	2018-2019
Industrial, South East, Fixed (7 mortgages)	N/A	N/A	31,312	7.80% to 9.83%	N/A	2016-2024
Industrial, West, Fixed (1 mortgage)	N/A	N/A	463	9.75%	N/A	2017
Mixed Use, North East, Floating (3 mortgages)	N/A	N/A	141,908	L+3.50% to 10.19%	N/A	2018-2019
Mixed Use, South West, Floating (2 mortgages)	N/A	N/A	87,537	L+2.50% to 10.00%	N/A	2019
Mixed Use, West, Floating (4 mortgages)	N/A	N/A	52,810	L+1.00% to 7.50%	N/A	2017-2018
Multi-family, International, Fixed (1 mortgage)	N/A	N/A	21,936	8.55%	N/A	2017
Multi-family, International, Floating (1 mortgage)	N/A	N/A	37,546	3GBP+7.00%	N/A	2017
Multi-family, International, Floating (1 mortgage)	N/A	N/A	47,448	GBP+7.65%	N/A	2017
Multi-family, North East, Floating (12 mortgages)	N/A	N/A	61,335	L+6.34%	N/A	2018
Multi-family, West, Floating (21 mortgages)	N/A	N/A	215,199	L+1.00% to 9.25%	N/A	2016-2020
Office, International, Fixed (2 mortgages)	N/A	N/A	117,950	5.60%	N/A	2016
Office, International, Floating (1 mortgage)	N/A	N/A	68,281	3GBP+4.50%	N/A	2016
Office, Mid Atlantic, Fixed (1 mortgage)	N/A	N/A	48,014	5.25%	N/A	2017
Office, Mid Atlantic, Floating (4 mortgages)	N/A	N/A	156,494	L+2.25% to 11.25%	N/A	2016-2019
Office, Midwest, Floating (5 mortgages)	N/A	N/A	33,679	L+2.25% to 10.58%	N/A	2017-2019
Office, North East, Fixed (2 mortgages)	N/A	N/A	75,254	6.35% to 11.00%	N/A	2017-2019
Office, North East, Floating (10 mortgages)	N/A	N/A	324,147	L+2.00% to 10.67%	N/A	2018-2019
Office, South East, Floating (4 mortgages)	N/A	N/A	146,963	L+2.25% to 13.00%	N/A	2018-2019
Office, South West, Floating (4 mortgages)	N/A	N/A	50,817	L+5.50%	N/A	2017
Office, West, Floating (14 mortgages)	N/A	N/A	189,539	L+2.25% to 9.75%	N/A	2016-2019
Other, International, Fixed (2 mortgages)	N/A	N/A	10,341	5.02% to 15.12%	N/A	2016
Other, South East, Fixed (3 mortgages)	N/A	N/A	126,165	5.00% to 12.00%	N/A	2017-2024
Other, South East, Floating (4 mortgages)	N/A	N/A	36,042	L+8.50%	N/A	2018
Other, Various, Fixed (1 mortgage)	N/A	N/A	41,894	10.00%	N/A	2025
Residential, West, Floating (1 mortgage)	N/A	N/A	99,775	L+5.25%	N/A	2018
Retail, International, Floating (1 mortgage)	N/A	N/A	39,238	3EU+8.00%	N/A	2016
Retail, Mid Atlantic, Fixed (1 mortgage)	N/A	N/A	650	7.07%	N/A	2019
Retail, Midwest, Fixed (4 mortgages)	N/A	N/A	2,021	7.07% to 10.25%	N/A	2017-2019
Retail, Midwest, Floating (6 mortgages)	N/A	N/A	81,403	L+2.25% to 10.75%	N/A	2018
Retail, North East, Fixed (3 mortgages)	N/A	N/A	7,287	5.74% to 10.00%	N/A	2016-2019
Retail, North East, Floating (8 mortgages)	N/A	N/A	64,744	L+2.25% to 8.05%	N/A	2017
Retail, South East, Fixed (4 mortgages)	N/A	N/A	9,242	5.93% to 10.00%	N/A	2016-2019
Retail, South West, Fixed (3 mortgages)	N/A	N/A	2,404	6.03% to 7.99%	N/A	2018
Retail, South West, Floating (4 mortgages)	N/A	N/A	33,865	L+2.25% to 15.25%	N/A	2018
Retail, Various, Floating (2 mortgages)	N/A	N/A	12,432	L+2.25% to 9.25%	N/A	2016
Retail, West, Fixed (6 mortgages)	N/A	N/A	10,651	5.82% to 7.26%	N/A	2017-2023
Investing and Servicing Segment Loans Held-for-Sale, Various, Fixed	N/A	N/A	203,865	4.61% to 5.32%	N/A	2020-2025
Aggregated Subordinated and Mezzanine Loans:
Hospitality, Midwest, Floating (2 mortgages)	N/A	N/A	15,670	L+8.11%	N/A	2018
Hospitality, North East, Floating (5 mortgages)	N/A	N/A	44,569	L+5.10% to 11.17%	N/A	2018
Hospitality, South East, Floating (2 mortgages)	N/A	N/A	14,615	L+3.49% to 8.83%	N/A	2018
Hospitality, Various, Floating (4 mortgages)	N/A	N/A	151,681	L+7.50% to 11.13%	N/A	2017-2018
Hospitality, West, Fixed (1 mortgage)	N/A	N/A	6,142	12.66%	N/A	2016
Hospitality, West, Floating (2 mortgages)	N/A	N/A	11,985	L+7.75%	N/A	2018
Industrial, South East, Fixed (8 mortgages)	N/A	N/A	63,425	8.18%	N/A	2024
Mixed Use, North East, Floating (2 mortgages)	N/A	N/A	155,273	L+10.00% to 12.00%	N/A	2017-2020
Mixed Use, West, Floating (2 mortgages)	N/A	N/A	38,950	L+9.31%	N/A	2018
Multi-family, Mid Atlantic, Fixed (1 mortgage)	N/A	N/A	2,976	10.50%	N/A	2024
Multi-family, Mid Atlantic, Floating (2 mortgages)	N/A	N/A	9,828	L+8.35%	N/A	2019

	Prior	Face	Carrying			Payment
Description/ Location	Liens(1)	Amount	Amount		Interest Rate(2)	Terms(3)	Maturity Date(4)
Multi-family, Midwest, Fixed (1 mortgage)	N/A	N/A	1,786		7.62%	N/A	2016
Multi-family, North East, Floating (2 mortgages)	N/A	N/A	85,578		L+9.08% to 15.00%	N/A	2016-2018
Multi-family, South East, Fixed (1 mortgage)	N/A	N/A	2,878		5.47%	N/A	2020
Multi-family, South West, Fixed (1 mortgage)	N/A	N/A	4,179		8.51%	N/A	2016
Multi-family, West, Fixed (1 mortgage)	N/A	N/A	3,684		7.83%	N/A	2016
Multi-family, West, Floating (1 mortgage)	N/A	N/A	99,569		L+10.13%	N/A	2019
Office, Midwest, Floating (6 mortgages)	N/A	N/A	57,566		L+8.25% to 9.00%	N/A	2017-2019
Office, North East, Fixed (5 mortgages)	N/A	N/A	56,226		6.79% to 8.72%	N/A	2016-2023
Office, North East, Floating (3 mortgages)	N/A	N/A	62,487		L+8.00% to 10.25%	N/A	2017-2018
Office, South East, Fixed (1 mortgage)	N/A	N/A	7,770		8.25%	N/A	2020
Office, South West, Fixed (2 mortgages)	N/A	N/A	56,706		5.92% to 6.13%	N/A	2017
Office, West, Floating (6 mortgages)	N/A	N/A	93,902		L+7.34% to 8.85%	N/A	2017-2019
Other, Midwest, Floating (2 mortgages)	N/A	N/A	25,698		L+10.67%	N/A	2016
Other, South East, Fixed (1 mortgage)	N/A	N/A	4,582		12.02%	N/A	2021
Other, West, Floating (2 mortgages)	N/A	N/A	57,822		L+6.10% to 10.08%	N/A	2018
Residential, South East, Floating (1 mortgage)	N/A	N/A	8,574		L+9.46%	N/A	2019
Residential, West, Floating (1 mortgage)	N/A	N/A	34,566		L+7.89%	N/A	2019
Retail, Midwest, Fixed (3 mortgages)	N/A	N/A	92,073		6.97% to 7.16%	N/A	2017-2024
Retail, South West, Floating (1 mortgage)	N/A	N/A	7,417		L+8.85%	N/A	2017
Retail, Various, Floating (1 mortgage)	N/A	N/A	3,787		L+8.85%	N/A	2017
Retail, West, Floating (1 mortgage)	N/A	N/A	8,290		L+8.85%	N/A	2017
Loan Loss Allowance	—	—	(6,029)
Prepaid Loan Costs, Net	—	—	(9,292)
			$6,263,517	(5)

Notes to Schedule IV:

(1)

Represents third‑party priority liens. Third party portions of pari‑passu participations are not considered prior liens. Additionally, excludes the outstanding debt on third party joint ventures of underlying borrowers.

(2)	L = one month LIBOR rate, GBP=one month GBP LIBOR rate, 3GBP= three month GBP LIBOR rate, 3EU = three month Euro LIBOR rate.

(3)	I/O = interest only until final maturity.

(4)	Based on management’s judgment of extension options being exercised.

(5)	The aggregate cost for federal income tax purposes is $6.2 billion.

For the activity within our loan portfolio during the years ended December 31, 2015, 2014 and 2013, refer to the loan activity table in Note 5 of our Consolidated Financial Statements.

Refer to Note 16 of our Consolidated Financial Statements for a discussion of loan activity with related parties.

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

As of December 31, 2015, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, our management has concluded that our internal control over financial reporting as of December 31, 2015 is effective.

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

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Form 10‑K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2015.

Changes to Internal Control Over Financial Reporting.  No change in internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None noted.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information required by this Item with respect to members of our board of directors and with respect to our Audit Committee will be contained in the Proxy Statement for the 2016 Annual Meeting of Shareholders (“2016 Proxy Statement”) under the captions “Election of Directors” and “Board and Committee Meetings—Audit Committee” and in the chart disclosing Audit Committee membership and is incorporated herein by this reference. Information required by this Item with respect to our executive officers will be contained in the 2016 Proxy Statement under the caption “Executive Officers,” and is incorporated herein by this reference. Information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be contained in the 2016 Proxy Statement under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and is incorporated herein by this reference.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics for all directors, officers and employees of the Company which is available on our website at http://ir.starwoodpropertytrust.com/govdocs. In addition, stockholders may request a free copy of the Code of Business Conduct and Ethics from:

Starwood Property Trust, Inc.

Attention: Investor Relations

591 West Putnam Avenue

Greenwich, CT 06830

(202) 422‑7700

We have also adopted a Code of Ethics for our Principal Executive Officer and Senior Financial Officers setting forth a code of ethics applicable to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, which is available on our website at http://ir.starwoodpropertytrust.com/govdocs. Stockholders may request a free copy of the Code of Ethics for Principal Executive Officer and Senior Financial Officers from the address and phone number set forth above.

Corporate Governance Guidelines

We have also adopted Corporate Governance Guidelines, which are available on our website at http://ir.starwoodpropertytrust.com/govdocs. Stockholders may request a free copy of the Corporate Governance Guidelines from the address and phone number set forth above.

Item 11.  Executive Compensation.

Information required by this Item will be contained in the 2016 Proxy Statement under the captions “Executive Compensation” and “Compensation of Directors” and is incorporated herein by this reference, provided that the Compensation Committee Report shall not be deemed to be “filed” with this Annual Report on Form 10‑K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item will be contained in the 2016 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners, Directors and Management” and “Equity Compensation Plan Information” and is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item will be contained in the 2016 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Corporate Governance—Determination of Director Independence” and is incorporated herein by this reference.

Item 14.  Principal Accountant Fees and Services.

Information required by this Item will be contained in the 2016 Proxy Statement under the captions “Independent Registered Public Accounting Firm” and “Pre‑Approval Policies for Services of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report:
(1)	Financial Statements:

See Item 8—“Financial Statements and Supplementary Data”, filed herewith, for a list of financial statements.

(2)	Financial Statement Schedules:

Included within Item 8:

Schedule III—Real Estate and Accumulated Depreciation

Schedule IV—Mortgage Loans on Real Estate

(3)	Exhibits:

Exhibit No.	Description
2.1

Unit Purchase Agreement, dated January 23, 2013, by and among Starwood Property Trust, Inc., LNR Property LLC, Aozora Investments LLC, CBR I LLC, iStar Marlin LLC, Opps VIIb LProp, L.P. and VNO LNR Holdco LLC (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8‑K filed January 24, 2013)

2.2

Separation and Distribution Agreement, dated January 16, 2014, by and between Starwood Property Trust, Inc. and Starwood Waypoint Residential Trust (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8‑K filed January 21, 2014)

3.1	Articles of Amendment and Restatement of Starwood Property Trust, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10‑Q filed November 16, 2009)
3.2	Amended and Restated Bylaws of Starwood Property Trust, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8‑K filed March 17, 2014)
4.1

Form of Indenture for Senior Debt Securities between the Company and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S‑3 filed February 11, 2013)

4.2

First Supplemental Indenture, dated as of February 15, 2013, between the Company and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8‑K filed February 15, 2013)

4.3	Form of 4.55% Convertible Senior Notes due 2018 (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8‑K filed February 15, 2013)
4.4

Second Supplemental Indenture, dated as of July 3, 2013, between the Company and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8‑K filed July 3, 2013)

Exhibit No.	Description
4.5	Form of 4.00% Convertible Senior Notes due 2019 (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8‑K filed July 3, 2013)
4.6

Third Supplemental Indenture, dated as of October 8, 2014, between the Company and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8‑K filed October 8, 2014)

4.7	Form of 3.75% Convertible Senior Notes due 2017 (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8‑K filed October 8, 2014)
10.1

Registration Rights Agreement, dated August 17, 2009, among Starwood Property Trust, Inc., SPT Investment, LLC and SPT Management, LLC (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10‑Q filed November 16, 2009)

10.2

Management Agreement, dated August 17, 2009, among SPT Management, LLC and Starwood Property Trust, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10‑Q filed November 16, 2009)

10.3

Amendment No. 1, dated May 7, 2012, to Management Agreement, dated August 17, 2009, as amended, between Starwood Property Trust, Inc. and SPT Management, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8‑K filed May 8, 2012)

10.4

Amendment No. 2, dated December 4, 2014, to Management Agreement, dated August 17, 2009, as amended, between Starwood Property Trust, Inc. and SPT Management, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8‑K filed December 5, 2014)

10.5

Co‑Investment and Allocation Agreement, dated August 17, 2009, among Starwood Property Trust, Inc., SPT Management, LLC and Starwood Capital Group Global, L.P. (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10‑Q filed November 16, 2009)

10.6

Amendment No. 1, dated as of June 19, 2015, to the Co-Investment and Allocation Agreement, dated as of August 17, 2009, by and among Starwood Property Trust, Inc., SPT Management, LLC and Starwood Capital Group Global, L.P. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 25, 2015)

10.7	Starwood Property Trust, Inc. Non‑Executive Director Stock Plan (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10‑Q filed November 16, 2009)
10.8	Form of Restricted Stock Award Agreement for Independent Directors (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10‑Q filed November 16, 2009)
10.9	Starwood Property Trust, Inc. Manager Equity Plan (Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10‑Q filed November 16, 2009)
10.10	First Amendment to the Starwood Property Trust, Inc. Manager Equity Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8‑K filed May 6, 2013)
10.11

Restricted Stock Unit Award Agreement, dated August 17, 2009, between Starwood Property Trust, Inc. and SPT Management, LLC (Incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10‑Q filed November 16, 2009)

10.12	Starwood Property Trust, Inc. Equity Plan (Incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10‑Q filed November 16, 2009)

Exhibit No.	Description
10.13	First Amendment to the Starwood Property Trust, Inc. Equity Plan (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8‑K filed May 6, 2013)
10.14

Master Repurchase and Securities Contract, dated March 31, 2010, between Starwood Property Mortgage Sub‑1, L.L.C. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10‑Q filed May 10, 2010)

10.15

Master Repurchase and Securities Contract, dated August 6, 2010, between Starwood Property Mortgage Sub‑2, L.L.C. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8‑K filed August 12, 2010)

10.16

Amendment No. 2, dated November 3, 2011, to Amended and Restated Master Repurchase and Securities Contract, Amended and Restated Guarantee and Security Agreement and Amended and Restated Fee and Pricing Letter between and among Starwood Property Mortgage Sub‑2, L.L.C., Starwood Property Mortgage Sub‑2A, L.L.C., Starwood Property Trust, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10‑K filed February 29, 2012)

10.17

Second Amended and Restated Master Repurchase and Securities Contract, dated January 27, 2014, between and among Starwood Property Mortgage Sub 2, L.L.C., Starwood Property Mortgage Sub‑2‑A, L.L.C. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10‑K filed February 26, 2014)

10.18

Third Amended and Restated Master Repurchase and Securities Contract, dated October 23, 2014, between and among Starwood Property Mortgage Sub 2, L.L.C., Starwood Property Mortgage Sub‑2‑A, L.L.C. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K filed February 25, 2015)

10.19

Fourth Amended and Restated Master Repurchase and Securities Contract, dated August 3, 2015, between and among Starwood Property Mortgage Sub 2, L.L.C., Starwood Property Mortgage Sub-2-A, L.L.C. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10‑Q filed November 5, 2015)

10.20

Master Repurchase Agreement, dated December 2, 2010, between Starwood Property Mortgage Sub‑3, L.L.C. and Goldman Sachs Mortgage Company (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8‑K filed December 6, 2010)

10.21

Credit Agreement, dated December 3, 2010, among SPT Real Estate Sub II, LLC, Starwood Property Trust, Inc. and certain subsidiaries of Starwood Property Trust, Inc., as guarantors, and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10‑Q filed August 6, 2014)

10.22

Uncommitted Master Repurchase Agreement, dated as of December 10, 2015, by and among Starwood Property Mortgage Sub-14, L.L.C., Starwood Property Mortgage Sub-14-A, L.L.C. and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 16, 2015)

10.23	Form of Indemnification Agreement for Directors and Officers
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Starwood Property Trust, Inc.
Date: February 25, 2016

	By:	/s/ BARRY S. STERNLICHT Barry S. Sternlicht Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Date: February 25, 2016	By:	/s/ BARRY S. STERNLICHT Barry S. Sternlicht Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 25, 2016	By:	/s/ RINA PANIRY Rina Paniry Chief Financial Officer, Treasurer, Chief Accounting Officer and Principal Financial Officer

Date: February 25, 2016	By:	/s/ JEFFREY G. DISHNER Jeffrey G. Dishner Director

Date: February 25, 2016	By:	/s/ RICHARD D. BRONSON Richard D. Bronson Director

Date: February 25, 2016	By:	/s/ CAMILLE J. DOUGLAS Camille J. Douglas Director

Date: February 25, 2016	By:	/s/ STRAUSS ZELNICK Strauss Zelnick Director

Date: February 25, 2016	By:	/s/ SOLOMON J. KUMIN Solomon J. Kumin Director