Form 10-Q
period 2016-03-31
STARWOOD PROPERTY TRUST, INC.
filed 2016-05-09
CIK 1465128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of May 4, 2016 was 237,661,803.

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

These forward-looking statements are based largely on our current beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors that may cause actual results to vary from our forward-looking statements include, but are not limited to:

•

factors described in our Annual Report on Form 10-K for the year ended December 31, 2015 and this Quarterly Report on Form 10-Q, including those set forth under the captions “Risk Factors” and “Business”;

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands, except share data)

	As of	As of
	March 31, 2016	December 31, 2015
Assets:
Cash and cash equivalents	$335,219	$368,815
Restricted cash	48,375	23,069
Loans held-for-investment, net	6,187,654	5,973,079
Loans held-for-sale, at fair value	154,225	203,865
Loans transferred as secured borrowings	88,512	86,573
Investment securities ($321,533 and $403,703 held at fair value)	649,364	724,947
Properties, net	1,154,975	919,225
Intangible assets ($95,492 and $119,698 held at fair value)	180,476	201,570
Investment in unconsolidated entities	196,637	199,201
Goodwill	140,437	140,437
Derivative assets	36,938	45,091
Accrued interest receivable	35,972	34,314
Other assets	111,860	102,479
Variable interest entity (“VIE”) assets, at fair value	85,115,662	76,675,689
Total Assets	$94,436,306	$85,698,354
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$139,286	$156,805
Related-party payable	24,157	40,955
Dividends payable	114,839	114,947
Derivative liabilities	16,202	5,196
Secured financing agreements, net	4,480,960	3,980,699
Convertible senior notes, net	1,329,072	1,323,795
Secured borrowings on transferred loans	89,905	88,000
VIE liabilities, at fair value	84,151,022	75,817,014
Total Liabilities	90,345,443	81,527,411
Commitments and contingencies (Note 21)
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 242,218,855 issued and 237,611,970 outstanding as of March 31, 2016 and 241,044,775 issued and 237,490,779 outstanding as of December 31, 2015	2,422	2,410
Additional paid-in capital	4,210,904	4,192,844
Treasury stock (4,606,885 shares and 3,553,996 shares)	(92,104)	(72,381)
Accumulated other comprehensive income	33,457	29,729
Accumulated deficit	(100,201)	(12,286)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,054,478	4,140,316
Non-controlling interests in consolidated subsidiaries	36,385	30,627
Total Equity	4,090,863	4,170,943
Total Liabilities and Equity	$94,436,306	$85,698,354

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended
	March 31,
	2016	2015
Revenues:
Interest income from loans	$117,532	$118,429
Interest income from investment securities	19,403	27,744
Servicing fees	24,691	28,257
Rental income	32,677	2,672
Other revenues	1,190	1,747
Total revenues	195,493	178,849
Costs and expenses:
Management fees	24,963	27,968
Interest expense	56,520	50,534
General and administrative	32,798	35,264
Acquisition and investment pursuit costs	1,285	1,186
Costs of rental operations	12,655	1,698
Depreciation and amortization	18,760	4,085
Loan loss allowance, net	(761)	317
Other expense	100	375
Total costs and expenses	146,320	121,427
Income before other income (loss), income taxes and non-controlling interests	49,173	57,422
Other income (loss):
Change in net assets related to consolidated VIEs	(4,167)	47,861
Change in fair value of servicing rights	(6,739)	(1,542)
Change in fair value of investment securities, net	753	(499)
Change in fair value of mortgage loans held-for-sale, net	6,891	21,131
Earnings from unconsolidated entities	4,065	6,090
Gain on sale of investments and other assets, net	245	17,198
(Loss) gain on derivative financial instruments, net	(24,718)	24,623
Foreign currency loss, net	(378)	(30,307)
Total other-than-temporary impairment (“OTTI”)	(54)	—
Noncredit portion of OTTI recognized in other comprehensive income	54	—
Net impairment losses recognized in earnings	—	—
Loss on extinguishment of debt	—	(5,292)
Other income, net	2,015	45
Total other income (loss)	(22,033)	79,308
Income before income taxes	27,140	136,730
Income tax provision	(94)	(15,951)
Net income	27,046	120,779
Net income attributable to non-controlling interests	(389)	(416)
Net income attributable to Starwood Property Trust, Inc.	$26,657	$120,363

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic	$0.11	$0.53
Diluted	$0.11	$0.52

Dividends declared per common share	$0.48	$0.48

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, amounts in thousands)

	For the Three Months Ended
	March 31,
	2016	2015
Net income	$27,046	$120,779
Other comprehensive (loss) income (net change by component):
Cash flow hedges	(273)	(263)
Available-for-sale securities	(3,400)	(7,963)
Foreign currency remeasurement	7,401	(8,308)
Other comprehensive gain (loss)	3,728	(16,534)
Comprehensive income	30,774	104,245
Less: Comprehensive income attributable to non-controlling interests	(389)	(416)
Comprehensive income attributable to Starwood Property Trust, Inc.	$30,385	$103,829

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited, amounts in thousands, except share data)

								Total
								Starwood
						(Accumulated	Accumulated	Property
	Common stock		Additional			Deficit)	Other	Trust, Inc.	Non-
		Par	Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders’	Controlling	Total
	Shares	Value	Capital	Shares	Amount	Earnings	Income	Equity	Interests	Equity

Balance, January 1, 2016	241,044,775	$2,410	$4,192,844	3,553,996	$(72,381)	$(12,286)	$29,729	$4,140,316	$30,627	$4,170,943
Proceeds from DRIP Plan	4,411	—	82	—	—	—	—	82	—	82
Common stock repurchased	—	—	—	1,052,889	(19,723)	—	—	(19,723)	—	(19,723)
Share-based compensation	563,503	6	7,061	—	—	—	—	7,067	—	7,067
Manager incentive fee paid in stock	606,166	6	10,917	—	—	—	—	10,923	—	10,923
Net income	—	—	—	—	—	26,657	—	26,657	389	27,046
Dividends declared, $0.48 per share	—	—	—	—	—	(114,572)	—	(114,572)	—	(114,572)
Other comprehensive income, net	—	—	—	—	—	—	3,728	3,728	—	3,728
VIE non-controlling interests	—	—	—	—	—	—	—	—	(633)	(633)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	6,584	6,584
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(582)	(582)
Balance, March 31, 2016	242,218,855	$2,422	$4,210,904	4,606,885	$(92,104)	$(100,201)	$33,457	$4,054,478	$36,385	$4,090,863

Balance, January 1, 2015	224,752,053	$2,248	$3,835,725	1,213,750	$(23,635)	$(9,378)	$55,896	$3,860,856	$22,056	$3,882,912
Proceeds from DRIP Plan	2,303	—	55	—	—	—	—	55	—	55
Equity component of 4.0% Convertible Senior Notes repurchase	—	—	(15,669)	—	—	—	—	(15,669)	—	(15,669)
Share-based compensation	408,763	4	7,487	—	—	—	—	7,491	—	7,491
Manager incentive fee paid in stock	387,299	3	9,442	—	—	—	—	9,445	—	9,445
Net income	—	—	—	—	—	120,363	—	120,363	416	120,779
Dividends declared, $0.48 per share	—	—	—	—	—	(108,435)	—	(108,435)	—	(108,435)
Other comprehensive loss, net	—	—	—	—	—	—	(16,534)	(16,534)	—	(16,534)
VIE non-controlling interests	—	—	—	—	—	—	—	—	431	431
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(359)	(359)
Balance, March 31, 2015	225,550,418	$2,255	$3,837,040	1,213,750	$(23,635)	$2,550	$39,362	$3,857,572	$22,544	$3,880,116

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	For the Three Months Ended
	March 31,
	2016	2015
Cash Flows from Operating Activities:
Net income	$27,046	$120,779
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs, premiums and discounts on secured financing agreements	3,974	3,510
Amortization of convertible debt discount and deferred costs	5,277	5,363
Accretion of net discount on investment securities	(3,373)	(10,603)
Accretion of net deferred loan fees and discounts	(8,696)	(10,179)
Amortization of net discount from secured borrowings on transferred loans	—	4
Share-based compensation	7,067	7,491
Share-based component of incentive fees	10,923	9,445
Change in fair value of fair value option investment securities	(753)	499
Change in fair value of consolidated VIEs	54,038	(5,657)
Change in fair value of servicing rights	6,739	1,542
Change in fair value of loans held-for-sale	(6,891)	(21,131)
Change in fair value of derivatives	23,557	(26,724)
Foreign currency loss, net	402	30,416
Gain on sale of investments and other assets	(245)	(17,198)
Loan loss allowance, net	(761)	317
Depreciation and amortization	16,759	3,692
Earnings from unconsolidated entities	(4,065)	(6,090)
Distributions of earnings from unconsolidated entities	5,729	7,030
Loss on extinguishment of debt	—	5,292
Originations of loans held-for-sale, net of principal collections	(200,433)	(413,027)
Proceeds from sale of loans held-for-sale	256,964	482,009
Changes in operating assets and liabilities:
Related-party payable, net	(16,965)	(13,078)
Accrued and capitalized interest receivable, less purchased interest	(23,350)	(17,341)
Other assets	8,779	1,067
Accounts payable, accrued expenses and other liabilities	(30,593)	(23,282)
Net cash provided by operating activities	131,129	114,146
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(472,237)	(649,886)
Proceeds from principal collections on loans	192,813	285,741
Proceeds from loans sold	97,882	85,121
Purchase of investment securities	(84,337)	(67,247)
Proceeds from sales of investment securities	—	4,713
Proceeds from principal collections on investment securities	22,344	11,737
Deposit on property acquisition	—	(18,178)
Real estate business combinations, net of cash acquired	(73,639)	—
Proceeds from sale of properties	—	33,056
Purchase of other assets	(2,846)	(435)
Investment in unconsolidated entities	(11)	(28,041)
Distribution of capital from unconsolidated entities	914	11,296
Payments for purchase or termination of derivatives	(12,611)	(6,117)
Proceeds from termination of derivatives	7,910	6,988
Return of investment basis in purchased derivative asset	69	90
(Increase) decrease in restricted cash, net	(24,930)	5,326
Net cash used in investing activities	(348,679)	(325,836)

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited, amounts in thousands)

	For the Three Months Ended
	March 31,
	2016	2015
Cash Flows from Financing Activities:
Borrowings under financing agreements	$991,192	$1,320,732
Principal repayments on and repurchases of borrowings	(626,462)	(847,288)
Payment of deferred financing costs	(5,969)	(1,263)
Proceeds from common stock issuances	82	55
Payment of dividends	(114,624)	(108,189)
Contributions from non-controlling interests	6,584	—
Distributions to non-controlling interests	(582)	(359)
Purchase of treasury stock	(19,723)	—
Issuance of debt of consolidated VIEs	596	6,763
Repayment of debt of consolidated VIEs	(55,729)	(51,538)
Distributions of cash from consolidated VIEs	7,545	3,790
Net cash provided by financing activities	182,910	322,703
Net (decrease) increase in cash and cash equivalents	(34,640)	111,013
Cash and cash equivalents, beginning of period	368,815	255,187
Effect of exchange rate changes on cash	1,044	(5,480)
Cash and cash equivalents, end of period	$335,219	$360,720
Supplemental disclosure of cash flow information:
Cash paid for interest	$50,254	$48,448
Income taxes paid	922	2,903
Supplemental disclosure of non-cash investing and financing activities:
Fair value of assets acquired, net of cash	$221,125	$—
Fair value of liabilities assumed	147,486	—
Net assets acquired from consolidated VIEs	42,513	—
Dividends declared, but not yet paid	114,572	108,435
Consolidation of VIEs (VIE asset/liability additions)	15,103,275	4,413,608
Deconsolidation of VIEs (VIE asset/liability reductions)	2,591,268	17,841

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of March 31, 2016

(Unaudited)

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

We have three reportable business segments as of March 31, 2016:

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full year.

Refer to our Form 10-K for a description of our recurring accounting policies. We have included disclosure in this Note 2 regarding principles of consolidation and other accounting policies that (i) are required to be disclosed quarterly, (ii) we view as critical, or (iii) became significant since December 31, 2015 due to a corporate action or increase in the significance of the underlying business activity.

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

Effective January 1, 2016, we implemented Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis, which specifies that the right to remove the decision maker in a VIE must be exercisable without cause for the decision maker to not be deemed the party that has the power to direct the activities of a VIE.  In connection with the implementation of this ASU, we consolidated VIE assets and VIE liabilities from CMBS trusts as of March 31, 2016 where the right to remove the Company as special servicer was not exercisable without cause. Our implementation of the ASU also resulted in the determination that certain unconsolidated entities in which we hold passive non-controlling interests, which prior to the implementation of the ASU were not considered VIEs, are now considered VIEs as the limited partners of these entities do not collectively possess (i) the right to remove the general partner without cause or (ii) the right to participate in significant decisions made by the partnership.  We are not the primary beneficiaries of these VIEs as we do not possess the power to direct the activities of the VIE that most significantly impact their economic performance and therefore continue to report our interests within investment in unconsolidated entities on our condensed consolidated balance sheet.  We applied the provisions of this ASU using a modified retrospective approach which does not require the restatement of prior period financial statements.  There was no cumulative-effect adjustment to equity upon adoption.  Refer to Note 14 for further discussion of the impact of our implementation of ASU 2015-02.

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

Our purchased investment securities include CMBS which are unrated and non-investment grade rated securities issued by CMBS trusts. In certain cases, we may contract to provide special servicing activities for these CMBS trusts, or, as holder of the controlling class, we may have the right to name and remove the special servicer for these trusts. In our role as special servicer, we provide services on defaulted loans within the trusts, such as foreclosure or work-out procedures, as permitted by the underlying contractual agreements. In exchange for these services, we receive a fee. These rights give us the ability to direct activities that could significantly impact the trust’s economic performance. However, in those instances where an unrelated third party has the right to unilaterally remove us as special servicer without cause, we do not have the power to direct activities that most significantly impact the trust’s economic performance. We evaluated all of our positions in such investments for consolidation.

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

We separately present the assets and liabilities of our consolidated VIEs as individual line items on our condensed consolidated balance sheets.  The liabilities of our consolidated VIEs consist solely of obligations to the bondholders of the related CMBS trusts, and are thus presented as a single line item entitled “VIE liabilities.” The assets of our consolidated VIEs consist principally of loans, but at times, also include foreclosed loans which have been temporarily converted into real estate owned (“REO”).  These assets in the aggregate are likewise presented as a single line item entitled “VIE assets.”

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

REO assets generally represent a very small percentage of the overall asset pool of a CMBS trust.  In a new issue CMBS trust there are no REO assets.  We estimate that REO assets constitute approximately 4% of our consolidated VIE assets, with the remaining 96% representing loans.  However, it is important to note that the fair value of our VIE assets is determined by reference to our VIE liabilities as permitted under ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity.  In other words, our VIE liabilities are more reliably measurable than the VIE assets, resulting in our current measurement methodology which utilizes this value to determine the fair value of our VIE assets as a whole. As a result, these percentages are not necessarily indicative of the relative fair values of each of these asset categories if the assets were to be valued individually.

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

As discussed above, we measure the assets and liabilities of consolidated VIEs at fair value pursuant to our election of the fair value option. The VIEs in which we invest are “static”; that is, no reinvestment is permitted, and there is no active management of the underlying assets. In determining the fair value of the assets and liabilities of the VIE, we maximize the use of observable inputs over unobservable inputs. We also acknowledge that our principal market for selling CMBS assets is the securitization market where the market participant is considered to be a CMBS trust or a collateralized debt obligation (“CDO”). This methodology results in the fair value of the assets of a static CMBS trust being equal to the fair value of its liabilities. Refer to Note 19 for further discussion regarding our fair value measurements.

Loans Held-for-Investment and Provision for Loan Losses

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

Deferred Financing Costs

In accordance with ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30), effective January 1, 2016 we modified our presentation of deferred financing costs in our condensed consolidated balance sheets to present such costs as a direct deduction from the carrying value of the related debt liability, consistent with debt discounts, rather than as a separate deferred asset as the previous guidance required. Deferred financing costs will continue to be amortized to interest expense over the terms of the respective debt agreements. As required by this ASU, we applied this change retrospectively to our prior period condensed consolidated balance sheet presentation.

Earnings Per Share

We present both basic and diluted earnings per share (“EPS”) amounts in our financial statements.  Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from (i) our share-based compensation, consisting of unvested restricted stock (“RSAs”) and restricted stock units (“RSUs”), (ii) shares contingently issuable to our Manager, and (iii) the “in-the-money” conversion options associated with our outstanding convertible senior notes (see further discussion in Note 17). Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

Nearly all of the Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities.  Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities.  For the three months ended March 31, 2016 and 2015, the two-class method resulted in the most dilutive EPS calculation.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to our current period presentation.  In that regard, we have reclassified revenues of $2.7 million previously reported in other revenues to rental income in our condensed consolidated statement of operations for the three months ended March 31, 2015.  Expenses of $1.7 million previously reported in other expense have been reclassified to costs of rental operations in our condensed consolidated statement of operations for the three months ended March 31, 2015.

Additionally, in connection with our implementation of ASU 2015-03 discussed above, we reclassified deferred financing costs of $38.3 million and $1.4 million previously reported in other assets to secured financing agreements, net and convertible senior notes, net, respectively, within our condensed consolidated balance sheet as of December 31, 2015.

Recent Accounting Developments

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, which establishes key principles by which an entity determines the amount and timing of revenue recognized from customer contracts.  At issuance, the ASU was effective for the first interim or annual period beginning after December 15, 2016. On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year, resulting in the ASU becoming effective for the first interim or annual period beginning after December 15, 2017.  Early application, which was not permissible under the initial effectiveness timeline, is now permissible though no earlier than as of the first interim or annual period beginning after December 15, 2016.  We do not expect the application of this ASU to materially impact the Company.

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

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes a right-of-use model for lessee accounting which results in the recognition of most leased assets and lease liabilities on the balance sheet of the lessee.  Lessor accounting was not significantly changed.  The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2018 by applying a modified retrospective approach. Early application is permitted. We are in the process of assessing what impact this ASU will have on the Company.

On March 14, 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815) – Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which clarifies that the change in counterparty to a derivative designated in a hedging relationship, in and of itself, would not require that the hedging relationship be de-designated for hedge accounting purposes. The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2016. Early application is permitted. We do not expect the application of this ASU to materially impact the Company.

On March 15, 2016, the FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures (Topic 323) – Simplifying the Transition to the Equity Method of Accounting, which amends existing guidance to require that in instances where an investee is transitioning from the cost method of accounting to the equity method of accounting due to an increase in ownership level or degree of influence, the investee applies the equity method of accounting prospectively from the date significant influence is obtained, whereas existing guidance requires an investee to retrospectively apply the equity method of accounting for all previous periods in which the investment was held. The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2016. Early application is permitted. We do not expect the application of this ASU to materially impact the Company.

On March 17, 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends the principal-versus-agent implementation guidance and illustrations in the FASB’s revenue recognition standard issued in ASU 2014-09. The ASU provides further guidance to assist an entity in the determination of whether the nature of its promise to its customer is to provide the underlying goods or services, meaning the entity is a principal, or to arrange for a third party to provide the underlying goods or services, meaning the entity is an agent.  The ASU is effective for the first interim or annual period beginning after December 15, 2017.  Early application is permissible though no earlier than the first interim or annual period beginning after December 15, 2016.  We do not expect the application of this ASU to materially impact the Company.

On March 30, 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting, which seeks to simplify the accounting for employee share-based payment transactions, including the accounting for associated income taxes and forfeitures. The ASU is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. Early application is permitted in any interim or annual period.  We do not expect the application of this ASU to materially impact the Company.

On April 14, 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing, which amends guidance and illustrations in the FASB’s revenue recognition standard issued in ASU 2014-09 regarding the identification of performance obligations and the implementation guidance on licensing arrangements. The ASU is effective for the first interim or annual period beginning after December 15, 2017.  Early application is permissible though no earlier than the first interim or annual period beginning after December 15, 2016.  We do not expect the application of this ASU to materially impact the Company.

3.  Acquisitions

Woodstar Portfolio Acquisition

During the three months ended March 31, 2016, we acquired 12 of the 32 affordable housing communities which comprise our “Woodstar Portfolio.”  The Woodstar Portfolio in its entirety is comprised of 8,948 units concentrated primarily in the Tampa, Orlando and West Palm Beach metropolitan areas and is 98% occupied.

The 12 affordable housing communities acquired during the three months ended March 31, 2016 comprise 3,082 units with total assets of $227.4 million and assumed liabilities of $147.5 million, which includes federal, state and county sponsored financing.  Refer to Note 9 for further discussion of these assumed debt facilities.

For the period from their respective acquisition dates through March 31, 2016, we recognized revenues of $5.6 million and a net loss of $0.8 million related to the 12 properties acquired into the Woodstar Portfolio.  Such net loss includes (i) depreciation and amortization expense of $3.2 million and (ii) one-time acquisition-related costs, such as legal and due diligence costs, of approximately $0.6 million.  No goodwill was recognized in connection with the Woodstar Portfolio acquisition as the purchase price equaled the fair value of the net assets acquired.

The remaining two properties in the Woodstar Portfolio not acquired prior to March 31, 2016 were acquired in April 2016. As of May 9, 2016, the initial accounting for these acquisitions was not sufficiently complete to allow for inclusion of the ASC 805 disclosures herein. Refer to Note 23 for further discussion.

Investing and Servicing Segment Property Portfolio

During the three months ended March 31, 2016, our Investing and Servicing Segment acquired controlling interests in two U.S. commercial real estate properties from CMBS trusts for $21.6 million. These properties, aggregated with the controlling interests in 14 U.S. commercial real estate properties acquired from CMBS trusts during the year ended December 31, 2015 for $138.7 million, comprise the Investing and Servicing Segment Property Portfolio (the “REO Portfolio”). When these properties are acquired from CMBS trusts that are consolidated as VIEs on our balance sheet, these acquisitions are reflected as repayment of debt of consolidated VIEs in our consolidated statement of cash flows. No goodwill was recognized in connection with the REO Portfolio acquisitions as the purchase price equaled the fair value of the net assets acquired.

Ireland Portfolio Acquisition

During 2015, we acquired 12 net leased fully occupied office properties and one multi-family property all located in Dublin, Ireland.  Collectively, these 13 properties comprise our “Ireland Portfolio”.

The Ireland Portfolio, which collectively comprises approximately 600,000 square feet, included total assets of $518.2 million and assumed debt of $283.0 million at acquisition. Following our acquisition, all assumed debt was immediately extinguished and replaced with new financing of $328.6 million from the Ireland Portfolio Mortgage (as set forth in Note 9).  All properties within the Ireland Portfolio were acquired from entities controlled by the same third party investment fund. No goodwill was recognized in connection with the Ireland Portfolio acquisition as the purchase price equaled the fair value of the net assets acquired.

Purchase Price Allocations of Acquisitions

We applied the provisions of ASC 805, Business Combinations, in accounting for our acquisitions of the Woodstar Portfolio, the REO Portfolio and the Ireland Portfolio.  In doing so, we have recorded all identifiable assets acquired and liabilities assumed at fair value as of the respective acquisition dates.  These amounts for the Woodstar Portfolio, the REO Portfolio and the Ireland Portfolio are provisional and may be adjusted during the measurement period, which expires no later than one year from the acquisition dates, if new information is obtained that, if known, would have affected the amounts recognized as of the acquisition dates.

The following table summarizes the identified assets acquired and liabilities assumed at the respective acquisition dates (amounts in thousands):

	2016		2015
	Woodstar	REO	Woodstar	REO	Ireland
Assets acquired:	Portfolio	Portfolio	Portfolio	Portfolio	Portfolio
Cash and cash equivalents	$6,254	$—	$—	$—	$—
Restricted cash	—	—	—	—	10,829
Properties	198,693	20,707	339,040	128,218	445,369
Intangible assets	6,837	5,558	11,337	19,381	59,529
Other assets	15,595	103	652	4,973	2,508
Total assets acquired	227,379	26,368	351,029	152,572	518,235
Liabilities assumed:
Accounts payable, accrued expenses and other liabilities	18,070	1,715	18,030	6,998	17,552
Secured financing agreements	129,416	—	8,982	—	283,010
Total liabilities assumed	147,486	1,715	27,012	6,998	300,562
Non-controlling interests	—	3,084	—	6,904	—
Net assets acquired	$79,893	$21,569	$324,017	$138,670	$217,673

Pro-Forma Operating Data

The pro-forma revenues and net income attributable to the Company for the three months ended March 31, 2016 and 2015, assuming the 30 properties acquired within the Woodstar Portfolio and all the properties within the REO Portfolio and the Ireland Portfolio were acquired on January 1, 2014 for the 2015 acquisitions and January 1, 2015 for the 2016 acquisitions, are as follows (amounts in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2016	2015
Revenues	$198,616	$211,448
Net income attributable to STWD	29,153	115,025
Net income per share - Basic	0.12	0.51
Net income per share - Diluted	0.12	0.50

Pro-forma net income was adjusted to include the following estimated incremental management fees the combined entity would have incurred (amounts in thousands):

	For the Three Months Ended
	March 31,
	2016	2015
Management fee expense addition	$169	$2,065

4. Loans

Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option. The following tables summarize our investments in mortgages and loans by subordination class as of March 31, 2016 and December 31, 2015 (amounts in thousands):

				Weighted
			Weighted	Average Life
	Carrying	Face	Average	(“WAL”)
March 31, 2016	Value	Amount	Coupon	(years)(3)
First mortgages (1)	$5,030,487	$5,081,967	5.9%	2.4
Subordinated mortgages (2)	392,315	414,875	8.5%	3.2
Mezzanine loans (1)	770,120	754,284	9.9%	2.3
Total loans held-for-investment	6,192,922	6,251,126
Loans held-for-sale, fair value option elected	154,225	151,970	5.2%	9.8
Loans transferred as secured borrowings	88,512	89,905	6.1%	2.2
Total gross loans	6,435,659	6,493,001
Loan loss allowance (loans held-for-investment)	(5,268)	—
Total net loans	$6,430,391	$6,493,001

December 31, 2015
First mortgages (1)	$4,723,852	$4,776,576	6.0%	2.7
Subordinated mortgages (2)	392,563	416,713	8.5%	3.4
Mezzanine loans (1)	862,693	850,024	9.9%	2.5
Total loans held-for-investment	5,979,108	6,043,313
Loans held-for-sale, fair value option elected	203,865	203,710	4.9%	9.8
Loans transferred as secured borrowings	86,573	88,000	6.1%	2.4
Total gross loans	6,269,546	6,335,023
Loan loss allowance (loans held-for-investment)	(6,029)	—
Total net loans	$6,263,517	$6,335,023

(1)

First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.  The application of this methodology resulted in mezzanine loans with carrying values of $1.0 billion and $930.0 million being classified as first mortgages as of March 31, 2016 and December 31, 2015, respectively.

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

As of March 31, 2016, approximately $5.3 billion, or 84.9%, of our loans held-for-investment were variable rate and paid interest principally at LIBOR plus a weighted-average spread of 5.9%. The following table summarizes our investments in floating rate loans (amounts in thousands):

	March 31, 2016			December 31, 2015
			Carrying			Carrying
Index	Base Rate		Value	Base Rate		Value
One-month LIBOR USD	0.4373%		$555,960	0.4295%		$438,641
Three-month LIBOR GBP	0.5881%		366,478	0.5904%		375,467
LIBOR floor	0.15 - 3.00	% (1)	4,333,422	0.15 - 3.00	% (1)	4,237,947
Total			$5,255,860			$5,052,055

(1)	The weighted-average LIBOR floor was 0.32% and 0.31% as of March 31, 2016 and December 31, 2015, respectively.

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

As of March 31, 2016, the risk ratings for loans subject to our rating system, which excludes loans for which the fair value option has been elected, by class of loan were as follows (amounts in thousands):

	Balance Sheet Classification
	Loans Held-For-Investment					Loans
				Cost		Transferred		% of
Risk Rating	First	Subordinated	Mezzanine	Recovery	Loans Held-	As Secured		Total
Category	Mortgages	Mortgages	Loans	Loans	For-Sale	Borrowings	Total	Loans
1	$6,533	$—	$—	$—	$—	$—	$6,533	0.1%
2	477,910	85,363	98,656	—	—	—	661,929	10.3%
3	4,331,630	286,702	546,746	—	—	88,512	5,253,590	81.6%
4	206,252	20,250	124,718	—	—	—	351,220	5.5%
5	—	—	—	—	—	—	—	—%
N/A	—	—	—	8,162	154,225	—	162,387	2.5%
	$5,022,325	$392,315	$770,120	$8,162	$154,225	$88,512	$6,435,659	100.0%

As of December 31, 2015, the risk ratings for loans subject to our rating system by class of loan were as follows (amounts in thousands):

	Balance Sheet Classification
	Loans Held-For-Investment					Loans
				Cost		Transferred		% of
Risk Rating	First	Subordinated	Mezzanine	Recovery	Loans Held-	As Secured		Total
Category	Mortgages	Mortgages	Loans	Loans	For-Sale	Borrowings	Total	Loans
1	$664	$—	$—	$—	$—	$—	$664	—%
2	496,372	88,857	90,449	—	—	—	675,678	10.8%
3	3,979,247	270,435	651,204	—	—	86,573	4,987,459	79.6%
4	247,569	33,271	121,040	—	—	—	401,880	6.4%
5	—	—	—	—	—	—	—	—%
N/A	—	—	—	—	203,865	—	203,865	3.2%
	$4,723,852	$392,563	$862,693	$—	$203,865	$86,573	$6,269,546	100.0%

After completing our impairment evaluation process, we concluded that no impairment charges were required on any individual loans held-for-investment as of March 31, 2016 or December 31, 2015, as we expect to collect all outstanding principal and interest.  During the three months ended March 31, 2016, our Investing and Servicing Segment acquired an $8.2 million non-performing commercial mortgage loan.  With the exception of this loan, none of our loans were 90 days or greater past due as of March 31, 2016.

In accordance with our policies, we record an allowance for loan losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4,” plus (ii) 5% of the aggregate carrying amount of loans rated as a “5.” The following table presents the activity in our allowance for loan losses (amounts in thousands):

	For the Three Months Ended
	March 31,
	2016	2015
Allowance for loan losses at January 1	$6,029	$6,031
Provision for loan losses	(761)	317
Charge-offs	—	—
Recoveries	—	—
Allowance for loan losses at March 31	$5,268	$6,348
Recorded investment in loans related to the allowance for loan loss	$351,220	$315,881

The activity in our loan portfolio was as follows (amounts in thousands):

	For the Three Months Ended
	March 31,
	2016	2015
Balance at January 1	$6,263,517	$6,300,285
Acquisitions/originations/additional funding	674,712	1,063,108
Capitalized interest (1)	21,290	17,490
Basis of loans sold (2)	(354,601)	(567,033)
Loan maturities/principal repayments	(195,073)	(320,379)
Discount accretion/premium amortization	8,696	10,179
Changes in fair value	6,891	21,131
Unrealized foreign currency remeasurement loss	(12,984)	(45,907)
Change in loan loss allowance, net	761	(317)
Transfer to/from other asset classifications	17,182	1,038
Balance at March 31	$6,430,391	$6,479,595

(1)	Represents accrued interest income on loans whose terms do not require current payment of interest.
(2)	See Note 11 for additional disclosure on these transactions.

5. Investment Securities

Investment securities were comprised of the following as of March 31, 2016 and December 31, 2015 (amounts in thousands):

	Carrying Value as of
	March 31, 2016	December 31, 2015
RMBS, available-for-sale	$210,898	$176,224
CMBS, fair value option (1)	1,012,618	1,038,200
Held-to-maturity (“HTM”) securities	327,831	321,244
Equity security, fair value option	13,911	14,498
Subtotal—Investment securities	1,565,258	1,550,166
VIE eliminations (1)	(915,894)	(825,219)
Total investment securities	$649,364	$724,947

(1)	Certain fair value option CMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.

Purchases, sales and principal collections for all investment securities were as follows (amounts in thousands):

	Available-for-sale		CMBS, fair	HTM	Equity
	RMBS	CMBS	value option	Securities	Security	Total
Three Months Ended March 31, 2016
Purchases	$41,470	$—	$33,173	$9,694	$—	$84,337
Sales	—	—	—	—	—	—
Principal collections	6,811	—	12,303	3,230	—	22,344
Three Months Ended March 31, 2015
Purchases	$—	$—	$8,738	$58,509	$—	$67,247
Sales	—	—	4,713	—	—	4,713
Principal collections	11,487	224	1	25	—	11,737

RMBS, Available-for-Sale

The Company classified all of its RMBS as available-for-sale as of March 31, 2016 and December 31, 2015. These RMBS are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (“AOCI”).

The tables below summarize various attributes of our investments in available-for-sale RMBS as of March 31, 2016 and December 31, 2015 (amounts in thousands):

				Unrealized Gains or (Losses)
				Recognized in AOCI
	Purchase		Recorded		Gross	Gross	Net
	Amortized	Credit	Amortized	Non-Credit	Unrealized	Unrealized	Fair Value
	Cost	OTTI	Cost	OTTI	Gains	Losses	Adjustment	Fair Value
March 31, 2016
RMBS	$187,176	$(10,185)	$176,991	$(335)	$34,242	$—	$33,907	$210,898
December 31, 2015
RMBS	$149,102	$(10,185)	$138,917	$(340)	$37,647	$—	$37,307	$176,224

	Weighted Average Coupon (1)	Weighted Average Rating	WAL (Years) (2)
March 31, 2016
RMBS	1.7%	CCC+	6.1
December 31, 2015
RMBS	1.3%	B−	6.2

(1)	Calculated using the March 31, 2016 and December 31, 2015 one-month LIBOR rate of 0.437% and 0.430%, respectively, for floating rate securities.

(2)

Represents the WAL of each respective group of securities as of the respective balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.

As of March 31, 2016, approximately $159.4 million, or 75.6%, of our RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 1.02%. As of December 31, 2015, approximately $122.7 million, or 69.7%, of our RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 0.43%. We purchased all of the RMBS at a discount that will be accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of these discounts.

The following table contains a reconciliation of aggregate principal balance to amortized cost for our RMBS as of March 31, 2016 and December 31, 2015 (amounts in thousands):

	March 31, 2016	December 31, 2015
Principal balance	$327,167	$233,976
Accretable yield	(67,626)	(68,345)
Non-accretable difference	(82,550)	(26,714)
Total discount	(150,176)	(95,059)
Amortized cost	$176,991	$138,917

The principal balance of credit deteriorated RMBS was $293.8 million and $199.0 million as of March 31, 2016 and December 31, 2015, respectively. Accretable yield related to these securities totaled $57.4 million and $57.7 million as of March 31, 2016 and December 31, 2015, respectively.

The following table discloses the changes to accretable yield and non-accretable difference for our RMBS during the three months ended March 31, 2016 (amounts in thousands):

		Non-Accretable
Three Months Ended March 31, 2016	Accretable Yield	Difference
Balance as of January 1, 2016	$68,345	$26,714
Accretion of discount	(3,415)	—
Principal write-downs	—	(289)
Purchases	(618)	59,439
Sales	—	—
OTTI	—	—
Transfer to/from non-accretable difference	3,314	(3,314)
Balance as of March 31, 2016	$67,626	$82,550

Subject to certain limitations on durations, we have allocated an amount to invest in RMBS that cannot exceed 10% of our total assets excluding the Investing and Servicing VIEs. We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.4 million for both the three months ended March 31, 2016 and 2015, which has been recorded as management fees in the accompanying condensed consolidated statements of operations.

The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities that were in an unrealized loss position as of March 31, 2016 and December 31, 2015, and for which OTTIs (full or partial) have not been recognized in earnings (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a	Securities with a	Securities with a	Securities with a
	loss less than	loss greater than	loss less than	loss greater than
	12 months	12 months	12 months	12 months
As of March 31, 2016
RMBS	$15,466	$643	$(191)	$(144)
As of December 31, 2015
RMBS	$17,026	$653	$(180)	$(160)

As of March 31, 2016 and December 31, 2015, there were four securities and five securities, respectively, with unrealized losses reflected in the table above. After evaluating these securities and recording adjustments for credit-related OTTI, we concluded that the remaining unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses, which represent most of the OTTI we record on securities, are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or impairments could be materially different from what is currently projected and/or reported.

CMBS, Fair Value Option

As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for the Investing and Servicing Segment’s CMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of March 31, 2016, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, before consolidation of securitization VIEs, were $1.0 billion and $4.6 billion, respectively. The $1.0 billion fair value balance represents our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value ($915.9 million at March 31, 2016, which includes $120.9 million of CMBS consolidated as a result of our implementation of ASU 2015-02) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option CMBS.

During the three months ended March 31, 2016, we purchased $46.6 million of CMBS, for which we elected the fair value option. Due to our consolidation of securitization VIEs, $13.4 million of this amount is eliminated and reflected primarily as repayment of debt of consolidated VIEs in our condensed consolidated statement of cash flows.

As of March 31, 2016, none of our CMBS where we have elected the fair value option were variable rate. The table below summarizes various attributes of our investment in fair value option CMBS as of March 31, 2016 and December 31, 2015 (amounts in thousands):

	Weighted Average Coupon	Weighted Average Rating (1)	WAL (Years) (2)
March 31, 2016
CMBS, fair value option	5.5%	B−	2.0
December 31, 2015
CMBS, fair value option	3.9%	CCC+	7.4

(1)	As of March 31, 2016 and December 31, 2015, excludes $8.7 million and $51.3 million, respectively, in fair value option CMBS that are not rated.

(2)

The WAL of each security is calculated based on the period of time over which we expect to receive principal cash flows. Expected principal cash flows are based on contractual payments net of expected losses.

HTM Securities

The table below summarizes unrealized gains and losses of our investments in HTM securities as of March 31, 2016 and December 31, 2015 (amounts in thousands):

	Net Carrying Amount	Gross Unrealized	Gross Unrealized
	(Amortized Cost)	Holding Gains	Holding Losses	Fair Value
March 31, 2016
CMBS	$308,323	$29	$(14,573)	$293,779
Preferred interests	19,508	1,884	—	21,392
Total	$327,831	$1,913	$(14,573)	$315,171
December 31, 2015
CMBS	$301,858	$257	$(5,651)	$296,464
Preferred interests	19,386	—	(595)	18,791
Total	$321,244	$257	$(6,246)	$315,255

The table below summarizes the maturities of our HTM CMBS and our HTM preferred equity interests in limited liability companies that own commercial real estate as of March 31, 2016 (amounts in thousands):

		Preferred
	CMBS	Interests	Total
Less than one year	$200,603	$—	$200,603
One to three years	107,720	—	107,720
Three to five years	—	—	—
Thereafter	—	19,508	19,508
Total	$308,323	$19,508	$327,831

Equity Security, Fair Value Option

During 2012, we acquired 9,140,000 ordinary shares from a related-party in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. We have elected to report the investment using the fair value option because the shares are listed on an exchange, which allows us to determine the fair value using a quoted price from an active market, and also due to potential lags in reporting resulting from differences in the respective regulatory requirements. The fair value of the investment remeasured in USD was $13.9 million and $14.5 million as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, our shares represent an approximate 3% interest in SEREF.

6. Properties

Our properties include the Woodstar Portfolio, the REO Portfolio and the Ireland Portfolio as discussed in Note 3. The below table summarizes our properties held as of March 31, 2016 and December 31, 2015 (dollar amounts in thousands):

	Depreciable Life	March 31, 2016	December 31, 2015
Property Segment
Land	—	$295,345	$236,545
Land improvements	5 – 10 years	19,900	11,044
Buildings	30 – 40 years	661,113	516,117
Furniture & fixtures	3 – 7 years	19,592	11,980
Investing and Servicing Segment
Land	—	49,736	39,103
Buildings	20 – 40 years	120,718	110,815
Building improvements	7 – 15 years	3,688	1,709
Furniture & fixtures	3 – 5 years	892	680
Tenant improvements	3 – 5 years	239	67
Properties, cost		1,171,223	928,060
Less: accumulated depreciation		(16,248)	(8,835)
Properties, net		$1,154,975	$919,225

In March 2015, the Investing and Servicing Segment sold an operating property that we had previously acquired from a CMBS trust, which resulted in a $17.1 million gain on sale of investments and other assets in our condensed consolidated statement of operations for the three months ended March 31, 2015. There were no properties sold during the three months ended March 31, 2016.

7. Investment in Unconsolidated Entities

The below table summarizes our investments in unconsolidated entities as of March 31, 2016 and December 31, 2015 (dollar amounts in thousands):

	Participation /	Carrying value as of
	Ownership % (1)	March 31, 2016	December 31, 2015
Equity method:
Retail Fund	33%	$121,297	$122,454
Investor entity which owns equity in an online real estate auction company	50%	23,982	23,972
Equity interests in commercial real estate	16% - 43%	28,106	28,230
Various	25% - 50%	5,996	6,376
		179,381	181,032
Cost method:
Investment funds which own equity in a loan servicer and other real estate assets	4% - 6%	9,225	9,225
Various	0% - 3%	8,031	8,944
		17,256	18,169
		$196,637	$199,201

(1)	None of these investments are publicly traded and therefore quoted market prices are not available.

There were no differences between the carrying value of our equity method investments and the underlying equity in the net assets of the investees as of March 31, 2016.

8. Goodwill and Intangible Assets

Goodwill

Goodwill at March 31, 2016 and December 31, 2015 represents the excess of consideration transferred over the fair value of net assets of LNR Property LLC (“LNR”) acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes an international network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets.

Intangible Assets

Servicing Rights Intangibles

In connection with the LNR acquisition, we identified domestic and European servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. All of our servicing fees are specified by these Pooling and Servicing Agreements. At March 31, 2016 and December 31, 2015, the balance of the domestic servicing intangible was net of $27.4 million and $11.8 million, respectively, that was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of March 31, 2016 and December 31, 2015, the domestic servicing intangible had a balance of $122.9 million and $131.5 million, respectively, which represents our economic interest in this asset.

Lease Intangibles

In connection with our acquisitions of commercial real estate, we recognized in-place lease intangible assets and favorable lease intangible assets associated with certain noncancelable operating leases of the acquired properties. The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of March 31, 2016 and December 31, 2015 (amounts in thousands):

	As of March 31, 2016			As of December 31, 2015
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
Domestic servicing rights, at fair value	$95,492	$—	$95,492	$119,698	$—	$119,698
European servicing rights (1)	30,778	(28,656)	2,122	31,593	(28,967)	2,626
In-place lease intangible assets	88,364	(19,899)	68,465	74,983	(8,898)	66,085
Favorable lease intangible assets	15,914	(1,517)	14,397	14,103	(942)	13,161
Total net intangible assets	$230,548	$(50,072)	$180,476	$240,377	$(38,807)	$201,570

(1)	The fair value as of March 31, 2016 and December 31, 2015 was $4.9 million and $5.3 million, respectively.

The following table summarizes the activity within intangible assets for the three months ended March 31, 2016 (amounts in thousands):

	Domestic	European	In-place Lease	Favorable Lease
	Servicing	Servicing	Intangible	Intangible
	Rights	Rights	Assets	Assets	Total
Balance as of January 1, 2016	$119,698	$2,626	$66,085	$13,161	$201,570
Impact of ASU 2015-02 Adoption (1)	(17,467)	—	—	—	(17,467)
Acquisition of additional Woodstar Portfolio properties	—	—	6,837	—	6,837
Acquisition of additional REO Portfolio properties	—	—	4,290	1,268	5,558
Amortization	—	(435)	(10,716)	(528)	(11,679)
Foreign exchange (loss) gain	—	(69)	1,969	496	2,396
Changes in fair value due to changes in inputs and assumptions	(6,739)	—	—	—	(6,739)
Balance as of March 31, 2016	$95,492	$2,122	$68,465	$14,397	$180,476

(1)

As discussed in Notes 2 and 14, our implementation of ASU 2015-02 resulted in the consolidation of certain CMBS trusts effective January 1, 2016, which required the elimination of $17.5 million of domestic servicing rights associated with these newly consolidated trusts.

The following table sets forth the estimated aggregate amortization of our European servicing rights, in-place lease intangible assets and favorable lease intangible assets for the next five years and thereafter (amounts in thousands):

2016 (remainder of)	$18,931
2017	11,622
2018	10,080
2019	8,663
2020	6,708
Thereafter	28,980
Total	$84,984

9. Secured Financing Agreements

The following table is a summary of our secured financing agreements in place as of March 31, 2016 and December 31, 2015 (dollars in thousands):

								Carrying value at
	Current	Extended			Pledged Asset	Maximum		March 31,	December 31,
	Maturity	Maturity(a)	Pricing		Carrying Value	Facility Size		2016	2015
Lender 1 Repo 1	(b)	(b)	LIBOR + 1.85% to 5.25%		$2,155,043	$1,600,000		$1,340,634	$975,735
Lender 2 Repo 1	Oct 2017	Oct 2020	LIBOR + 1.75% to 2.75%		285,237	500,000		175,912	233,705
Lender 3 Repo 1	May 2017	May 2019	LIBOR + 2.50% to 2.85%		152,414	109,745		109,745	131,997
Lender 4 Repo 1	Oct 2016	Oct 2017	LIBOR + 2.00%		385,003	301,518		301,518	309,498
Lender 4 Repo 2	Dec 2018	Dec 2020	LIBOR + 2.50%		192,257	1,000,000	(c)	151,999	—
Lender 6 Repo 1	Aug 2018	N/A	LIBOR + 2.50% to 3.00%		702,162	500,000		413,104	491,263
Lender 7 Secured Financing	Jul 2018	Jul 2019	LIBOR + 2.75%	(d)	109,285	650,000	(e)	—	38,055
Conduit Repo 1	Sep 2016	N/A	LIBOR + 1.95% to 3.35%		—	150,000		—	80,741
Conduit Repo 2	Nov 2016	N/A	LIBOR + 2.10%		—	150,000		—	—
Conduit Repo 3	Feb 2018	Feb 2019	LIBOR + 2.10%		96,986	150,000		71,599	66,041
Conduit Repo 4	Oct 2017	Oct 2020	LIBOR + 2.25%		16,842	100,000		12,188	—
CMBS Repo 1	(f)	(f)	LIBOR + 1.90%		32,710	21,354		21,354	—
CMBS Repo 2	Dec 2017	N/A	LIBOR + 2.35% to 2.70%		132,740	100,238		100,238	120,850
CMBS Repo 3	(g)	(g)	LIBOR + 1.40% to 1.85%		365,199	260,777		260,777	243,434
RMBS Repo 1	(h)	N/A	LIBOR + 1.90%		168,001	125,000		71,707	2,000
Investing and Servicing Segment Property Mortgages	June 2018 to Dec 2025	N/A	Various		133,136	106,055		100,715	82,964
Ireland Portfolio Mortgage	May 2020	N/A	EURIBOR + 1.69%		500,086	334,623		334,623	319,322
Woodstar Portfolio Mortgages	Nov 2025 to Jan 2026	N/A	3.72% to 3.81%		338,281	248,630		248,630	248,630
Woodstar Portfolio Government Financing	Mar 2026 to June 2049	N/A	1.00% to 5.00%		296,321	135,437		135,437	8,982
Term Loan	Apr 2020	N/A	LIBOR + 2.75%	(d)	3,015,838	656,578		656,578	658,270
FHLB Advances	Nov 2016	N/A	LIBOR + 0.37%		10,746	9,250		9,250	9,250
					$9,088,287	$7,209,205		4,516,008	4,020,737
Unamortized premium (discount), net								1,099	(1,702)
Unamortized deferred financing costs								(36,147)	(38,336)
								$4,480,960	$3,980,699

(a)	Subject to certain conditions as defined in the respective facility agreement.
(b)

Maturity date for borrowings collateralized by loans is January 2017 before extension options and January 2019 assuming exercise of initial extension options.  Borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions and not to exceed January 2023.

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
(f)

Facility carries a rolling 11 month term which may reset monthly with the lender’s consent not to exceed December 2018. This facility carries no maximum facility size.  Amount herein reflects the outstanding balance as of March 31, 2016.

(g)

Facility carries a rolling 12 month term which may reset monthly with the lender’s consent. Current maturity is March 2017. This facility carries no maximum facility size. Amount herein reflects the outstanding balance as of March 31, 2016.

(h)	The date that is 180 days after the buyer delivers notice to seller, subject to a maximum date of March 2017.

In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

During the three months ended March 31, 2016, we executed two mortgage facilities with aggregate borrowings of $16.0 million to finance commercial real estate acquired by our Investing and Servicing Segment. As of March 31, 2016, these facilities carry a remaining weighted average term of 4.9 years. One of the facilities carries a floating annual interest rate of LIBOR + 2.25% while the other facility carries a fixed annual interest rate of 3.00%.

During the three months ended March 31, 2016, we assumed 16 federal, state and county sponsored mortgage facilities (“Woodstar Portfolio Government Financing”) associated with certain properties acquired in our Woodstar Portfolio with aggregate outstanding balances of $126.7 million as of the acquisition dates.

In January 2016, we amended the CMBS Repo 2 facility to extend the maturity from December 2016 to December 2017.

In March 2016, we amended the Lender 2 Repo 1 facility to upsize available borrowings from $500.0 million to $600.0 million. This additional $100.0 million of borrowing capacity is exclusively for the financing of conduit mortgage loans and therefore this component of the Lender 2 Repo 1 facility is separately presented in the secured financing agreements table above as Conduit Repo 4.

Our secured financing agreements contain certain financial tests and covenants. Should we breach certain of these covenants it may restrict our ability to pay dividends in the future. As of March 31, 2016, we were in compliance with all such covenants.

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

	Repurchase	Other Secured
	Agreements	Financing	Total
2016 (remainder of)	$353,820	$16,384	$370,204
2017	1,186,779	9,662	1,196,441
2018	641,989	29,373	671,362
2019	594,290	19,196	613,486
2020	174,303	979,305	1,153,608
Thereafter	79,594	431,313	510,907
Total	$3,030,775	$1,485,233	$4,516,008

Secured financing maturities for 2016 primarily relate to $221.9 million on the Lender 6 Repo 1 facility and $71.6 million on the Conduit Repo 3 facility.

For the three months ended March 31, 2016 and 2015, approximately $3.9 million and $3.5 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations.

The following table sets forth our outstanding balance of repurchase agreements related to the following asset collateral classes as of March 31, 2016 and December 31, 2015 (amounts in thousands):

Class of Collateral	March 31, 2016	December 31, 2015
Loans held-for-investment	$2,492,912	$2,142,198
Loans held-for-sale	83,787	146,782
Investment securities	454,076	366,284
	$3,030,775	$2,655,264

We seek to mitigate risks associated with our repurchase agreements by managing risk related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value.  The margin call provisions under the majority of our repurchase facilities, consisting of 59% of these agreements, do not permit valuation adjustments based on capital markets activity.  Instead, margin calls on these facilities are limited to collateral-specific credit marks.  To monitor credit risk associated with the performance and value of our loans and investments, our asset management team regularly reviews our investment portfolios and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary.  For repurchase agreements containing margin call provisions for general capital markets activity, approximately 27% of these pertain to our loans held-for-sale, for which we manage credit risk through the purchase of credit index instruments.  We further seek to manage risks associated with our repurchase agreements by matching the maturities and interest rate characteristics of our loans with the related repurchase agreements.

10. Convertible Senior Notes

On October 8, 2014, we issued $431.3 million of 3.75% Convertible Senior Notes due 2017 (the “2017 Notes”). On February 15, 2013, we issued $600.0 million of 4.55% Convertible Senior Notes due 2018 (the “2018 Notes”). On July 3, 2013, we issued $460.0 million of 4.00% Convertible Senior Notes due 2019 (the “2019 Notes”). The following summarizes the unsecured convertible senior notes (collectively, the “Convertible Notes”) outstanding as of March 31, 2016 (amounts in thousands, except rates):

						Remaining
	Principal	Coupon	Effective	Conversion	Maturity	Period of
	Amount	Rate	Rate(1)	Rate(2)	Date	Amortization
2017 Notes	$431,250	3.75%	5.87%	41.7397	10/15/2017	1.5	years
2018 Notes	$599,981	4.55%	6.10%	46.4599	3/1/2018	1.9	years
2019 Notes	$341,363	4.00%	5.35%	49.2239	1/15/2019	2.8	years

	As of	As of
	March 31, 2016	December 31, 2015
Total principal	$1,372,594	$1,372,594
Unamortized discount	(42,241)	(47,351)
Unamortized deferred financing costs	(1,281)	(1,448)
Carrying amount of debt components	$1,329,072	$1,323,795
Carrying amount of conversion option equity components recorded in additional paid-in capital	$46,343	$46,343

(1)

Effective rate includes the effects of underwriter purchase discount and the adjustment for the conversion option, the value of which reduced the initial liability and was recorded in additional paid-in-capital.

(2)

The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of Convertible Notes converted, as adjusted in accordance with the indentures governing the Convertible Notes (including the applicable supplemental indentures) as a result of the spin-off of our former single family residential (“SFR”) segment to our stockholders in January 2014 and cash dividend payments.

The if‑converted value of the 2017 Notes, 2018 Notes and 2019 Notes was less than their principal amounts by $90.5 million, $72.2 million and $23.4 million at March 31, 2016, respectively, since the closing market price of the Company’s common stock of $18.93 per share was less than the implicit conversion prices of $23.96, $21.52 and $20.32, respectively. The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash.  As a result, conversion of this principal amount, totaling 62.7 million shares, was not included in the computation of diluted EPS.  No dilution related to the Convertible Notes was included in the computation of diluted EPS for the three months ended March 31, 2016 as these notes were not “in-the-money”. See further discussion in Note 17.

We did not repurchase any Convertible Notes during the three months ended March 31, 2016. During the three months ended March 31, 2015, we repurchased $104.1 million aggregate principal amount of our 2019 Notes for $119.8 million plus transaction expenses of $0.1 million. The repurchase price was allocated between the fair value of the liability component and the fair value of the equity component of the convertible security. The portion of the repurchase price attributable to the equity component totaled $15.7 million and was recognized as a reduction of additional paid-in capital during the three months ended March 31, 2015. The remaining repurchase price was attributable to the liability component. The difference between this amount and the net carrying amount of the liability and debt issuance costs was reflected as a loss on extinguishment of debt in our condensed consolidated statement of operations. For the three months ended March 31, 2015, the loss on extinguishment of debt totaled $5.3 million, consisting principally of the write-off of unamortized debt discount.

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

Within the Investing and Servicing Segment, we originate commercial mortgage loans with the intent to sell these mortgage loans to VIEs for the purposes of securitization. These VIEs then issue CMBS that are collateralized in part by these assets, as well as other assets transferred to the VIE. In certain instances, we retain a subordinated interest in the VIE and serve as special servicer for the VIE. The following summarizes the fair value and par value of loans sold from our conduit platform, as well as the amount of sale proceeds used in part to repay the outstanding balance of the repurchase agreements associated with these loans for the three months ended March 31, 2016 and 2015 (amounts in thousands):

	For the Three Months Ended
	March 31,
	2016	2015
Fair value of loans sold	$256,964	$482,009
Par value of loans sold	252,172	464,574
Repayment of repurchase agreements	189,207	344,378

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

			Loan Transfers
	Loan Transfers Accounted		Accounted for as Secured
	for as Sales		Borrowings
	Face Amount	Proceeds	Face Amount	Proceeds
For the Three Months Ended March 31,
2016	$98,537	$97,882	$—	$—
2015	85,500	85,121	—	—

During the three months ended March 31, 2016 and 2015, gains recognized by the Lending Segment on sales of loans were not material.

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

In connection with our repurchase agreements, we have entered into six outstanding interest rate swaps that have been designated as cash flow hedges of the interest rate risk associated with forecasted interest payments. As of March 31, 2016, the aggregate notional amount of our interest rate swaps designated as cash flow hedges of interest rate risk totaled $69.5 million. Under these agreements, we will pay fixed monthly coupons at fixed rates ranging from 0.60% to 1.52% of the notional amount to the counterparty and receive floating rate LIBOR. Our interest rate swaps designated as cash flow hedges of interest rate risk have maturities ranging from August 2017 to May 2021.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2016 and 2015, we did not recognize any hedge ineffectiveness in earnings.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the associated variable-rate debt. Over the next 12 months, we estimate that an additional $0.2 million will be reclassified as an increase to interest expense. We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of 62 months.

Non-designated Hedges

Derivatives not designated as hedges are derivatives that do not meet the criteria for hedge accounting under GAAP or which we have not elected to designate as hedges. We do not use these derivatives for speculative purposes but instead they are used to manage our exposure to foreign exchange rates, interest rate changes, and certain credit spreads. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in (loss) gain on derivative financial instruments in our condensed consolidated statements of operations.

We have entered into a series of forward contracts whereby we agreed to sell an amount of foreign currency for an agreed upon amount of USD at various dates through June 2020. These forward contracts were executed to economically fix the USD amounts of foreign denominated cash flows expected to be received by us related to foreign denominated loan investments and properties.

The following table summarizes our non-designated foreign exchange (“Fx”) forwards, interest rate swaps, interest rate caps and credit index instruments as of March 31, 2016 (notional amounts in thousands):

		Aggregate
	Number	Notional	Notional
Type of Derivative	of Contracts	Amount	Currency	Maturity
Fx contracts – Buy Danish Krone ("DKK")	1	69	DKK	December 2016
Fx contracts – Buy Euros ("EUR")	1	76	EUR	December 2016
Fx contracts – Buy Norwegian Krone ("NOK")	1	8	NOK	December 2016
Fx contracts – Buy Swedish Krona ("SEK")	1	844	SEK	December 2016
Fx contracts – Sell Danish Krone ("DKK")	1	6,251	DKK	December 2016
Fx contracts – Sell Euros ("EUR") (1)	82	343,717	EUR	May 2016 – June 2020
Fx contracts – Sell Pounds Sterling ("GBP")	61	239,773	GBP	April 2016 – March 2018
Fx contracts – Sell Norwegian Krone ("NOK")	1	878	NOK	December 2016
Fx contracts – Sell Swedish Krona ("SEK")	1	7,032	SEK	December 2016
Interest rate swaps – Paying fixed rates	37	281,472	USD	July 2016 – April 2026
Interest rate swaps – Receiving fixed rates	1	8,000	USD	July 2017
Interest rate caps	2	294,000	EUR	May 2020
Interest rate caps	4	34,543	USD	June 2018 – October 2020
Credit index instruments	9	36,000	USD	September 2058
Total	203

(1)

Includes 51 Fx contracts executed to hedge our Euro currency exposure created by our acquisition of the Ireland Portfolio.  As of March 31, 2016, these contracts have an aggregate notional amount of €249.4 million and varying maturities through June 2020.

The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 (amounts in thousands):

	Fair Value of Derivatives		Fair Value of Derivatives
	in an Asset Position (1) As of		in a Liability Position (2) As of
	March 31,	December 31,	March 31,	December 31,
	2016	2015	2016	2015
Derivatives designated as hedging instruments:
Interest rate swaps	$5	$57	$343	$122
Total derivatives designated as hedging instruments	5	57	343	122
Derivatives not designated as hedging instruments:
Interest rate swaps and caps	1,303	2,360	12,458	4,970
Foreign exchange contracts	33,000	41,137	3,401	104
Credit index instruments	2,630	1,537	—	—
Total derivatives not designated as hedging instruments	36,933	45,034	15,859	5,074
Total derivatives	$36,938	$45,091	$16,202	$5,196

(1)	Classified as derivative assets in our condensed consolidated balance sheets.
(2)	Classified as derivative liabilities in our condensed consolidated balance sheets.

The tables below present the effect of our derivative financial instruments on the condensed consolidated statements of operations and of comprehensive income for the three months ended March 31, 2016 and 2015 (amounts in thousands):

		Gain (Loss)
	Gain (Loss)	Reclassified	Gain (Loss)
	Recognized	from AOCI	Recognized
Derivatives Designated as Hedging Instruments	in OCI	into Income	in Income	Location of Gain (Loss)
For the Three Months Ended March 31,	(effective portion)	(effective portion)	(ineffective portion)	Recognized in Income
2016	$(368)	$(95)	$—	Interest expense
2015	$(467)	$(204)	$—	Interest expense

		Amount of Gain (Loss)
		Recognized in Income for the
Derivatives Not Designated	Location of Gain (Loss)	Three Months Ended March 31,
as Hedging Instruments	Recognized in Income	2016	2015
Interest rate swaps and caps	(Loss) gain on derivative financial instruments	$(18,000)	$(12,923)
Foreign exchange contracts	(Loss) gain on derivative financial instruments	(6,550)	37,972
Credit index instruments	(Loss) gain on derivative financial instruments	(168)	(426)
		$(24,718)	$24,623

13. Offsetting Assets and Liabilities

The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

				(iv)
				Gross Amounts Not
				Offset in the Statement
		(ii)	(iii) = (i) - (ii)	of Financial Position
		Gross Amounts	Net Amounts		Cash
	(i)	Offset in the	Presented in		Collateral
	Gross Amounts	Statement of	the Statement of	Financial	Received /	(v) = (iii) - (iv)
	Recognized	Financial Position	Financial Position	Instruments	Pledged	Net Amount
As of March 31, 2016
Derivative assets	$36,938	$—	$36,938	$3,817	$—	$33,121
Derivative liabilities	$16,202	$—	$16,202	$3,817	$12,385	$—
Repurchase agreements	3,030,775	—	3,030,775	3,030,775	—	—
	$3,046,977	$—	$3,046,977	$3,034,592	$12,385	$—
As of December 31, 2015
Derivative assets	$45,091	$—	$45,091	$243	$—	$44,848
Derivative liabilities	$5,196	$—	$5,196	$243	$4,953	$—
Repurchase agreements	2,655,264	—	2,655,264	2,655,264	—	—
	$2,660,460	$—	$2,660,460	$2,655,507	$4,953	$—

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

VIEs in which we are the Primary Beneficiary

As discussed in Note 2, our implementation of ASU 2015-02 resulted in the consolidation of certain CMBS trusts where the right to remove the Company as special servicer was not exercisable without cause.  These 14 trusts had $15.1 billion of VIE assets and $15.1 billion of VIE liabilities as of March 31, 2016.  The carrying value of our CMBS investments in these 14 trusts, totaling $120.9 million, was eliminated in consolidation against VIE liabilities as of March 31, 2016.

The inclusion of the assets and liabilities of VIEs in which we are deemed the primary beneficiary has no economic effect on us. Our exposure to the obligations of VIEs is generally limited to our investment in these entities. We are not obligated to provide, nor have we provided, any financial support for any of these consolidated structures.

VIEs in which we are not the Primary Beneficiary

In certain instances, we hold a variable interest in a VIE in the form of CMBS, but either (i) we are not appointed, or do not serve as, special servicer or (ii) an unrelated third party has the rights to unilaterally remove us as special servicer without cause. In these instances, we do not have the power to direct activities that most significantly impact the VIE’s economic performance. In other cases, the variable interest we hold does not obligate us to absorb losses or provide us with the right to receive benefits from the VIE which could potentially be significant. For these structures, we are not deemed to be the primary beneficiary of the VIE, and we do not consolidate these VIEs.

As of March 31, 2016, one of our CDO structures was in default, which pursuant to the underlying indentures, changes the rights of the variable interest holders. Upon default of a CDO, the trustee or senior note holders are allowed to exercise certain rights, including liquidation of the collateral, which at that time, is the activity which would most significantly impact the CDO’s economic performance. Further, when the CDO is in default, the collateral administrator no longer has the option to purchase securities from the CDO. In cases where the CDO is in default and we do not have the ability to exercise rights which would most significantly impact the CDO’s economic performance, we do not consolidate the VIE. As of March 31, 2016, this CDO structure was not consolidated.

As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of March 31, 2016, our maximum risk of loss related to securitization VIEs in which we were not the primary beneficiary was $96.7 million on a fair value basis.

As of March 31, 2016, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances of $24.3 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.

As discussed in Note 2, our implementation of ASU 2015-02 resulted in the determination that certain unconsolidated entities in which we hold passive non-controlling interests are now considered VIEs. We are not the primary beneficiaries of these VIEs as we do not possess the power to direct the activities of the VIEs that most significantly impact their economic performance and therefore continue to report our interests, which totaled $130.5 million as of March 31, 2016, within investment in unconsolidated entities on our condensed consolidated balance sheet.  Our maximum risk of loss is limited to our carrying value of the investments plus $29.2 million of remaining commitments related to one of these VIEs. These VIEs had assets of $2.0 billion and liabilities of $1.1 billion as of March 31, 2016.

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

Base Management Fee.  For the three months ended March 31, 2016 and 2015, approximately $15.1 million and $13.9 million, respectively, was incurred for base management fees. As of March 31, 2016 and December 31, 2015, there were $15.1 million and $15.2 million, respectively, of unpaid base management fees included in the related-party payable in our condensed consolidated balance sheets.

Incentive Fee.  For the three months ended March 31, 2016 and 2015, approximately $4.6 million and $6.7 million, respectively, was incurred for incentive fees. As of March 31, 2016 and December 31, 2015, approximately $4.6 million and $21.8 million, respectively, of unpaid incentive fees were included in related-party payable in our condensed consolidated balance sheets.

Expense Reimbursement.  For the three months ended March 31, 2016 and 2015, approximately $1.1 million and $1.3 million, respectively, was incurred for executive compensation and other reimbursable expenses and recognized within general and administrative expenses in our condensed consolidated statements of operations. As of March 31, 2016 and December 31, 2015, approximately $3.9 million and $3.6 million, respectively, of unpaid reimbursable executive compensation and other expenses were included in related-party payable in our condensed consolidated balance sheets.

Equity Awards. In certain instances, we issue RSAs to certain employees of affiliates of our Manager who perform services for us.  During the three months ended March 31, 2016 and 2015, we granted 162,546 and 23,677 RSAs, respectively, at grant date fair values of $3.1 million and $0.6 million, respectively. These shares generally vest over a three-year period. Expenses related to the vesting of awards to employees of affiliates of our Manager were $0.4 million and immaterial during the three months ended March 31, 2016 and 2015, respectively, and are reflected in general and administrative expenses in our condensed consolidated statements of operations

Manager Equity Plan

In May 2015, we granted 675,000 RSUs to our Manager under the Starwood Property Trust, Inc. Manager Equity Plan (“Manager Equity Plan”).  In connection with this grant and prior similar grants, we recognized share-based compensation expense of $4.8 million and $7.0 million within management fees in our condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015, respectively. Refer to Note 16 for further discussion of these grants.

Investments in Loans and Securities

In December 2013, we acquired a subordinate CMBS investment in a securitization issued by an affiliate of our Manager. The security was acquired for $84.1 million and is secured by five regional malls in Ohio, California and Washington.  In January 2016, we acquired an additional $9.7 million of this subordinate CMBS investment.

Acquisitions from Consolidated CMBS Trusts

Our Investing and Servicing Segment acquires controlling interests in properties for its REO Portfolio from CMBS trusts, some of which are consolidated as VIEs on our balance sheet.  Acquisitions from consolidated VIEs are reflected as repayment of debt of consolidated VIEs in our condensed consolidated statements of cash flows.  During the three months ended March 31, 2016, we acquired $24.7 million of net real estate assets from consolidated CMBS trusts. Refer to Note 3 for further discussion of these acquisitions.

Our Investing and Servicing Segment also acquires controlling interests in performing and non-performing commercial mortgage loans from CMBS trusts, some of which are consolidated as VIEs on our balance sheet. Acquisitions from consolidated VIEs are reflected as repayment of debt of consolidated VIEs in our condensed consolidated statements of cash flows.  During the three months ended March 31, 2016, we acquired $9.7 million and $8.2 million of performing and non-performing loans, respectively, from consolidated CMBS trusts.

Other Related-Party Arrangements

During the three months ended March 31, 2016, we established a co-investment fund which provides key personnel with the opportunity to invest in certain properties included in our REO Portfolio.  These personnel include certain of our employees as well as employees of affiliates of our Manager (collectively “Fund Participants”).  The fund carries an aggregate commitment of $15.0 million and owns a 10% equity interest in REO Portfolio properties acquired subsequent to January 1, 2015.  Of this commitment, Fund Participants have contributed $3.5 million through March 31, 2016, with a maximum expected capital contribution amount of $4.9 million.  The capital contributed by Fund Participants to date is reflected on our condensed consolidated balance sheet as non-controlling interests in consolidated subsidiaries.  In an effort to retain key personnel, the fund provides for disproportionate distributions which allows Fund Participants to earn an incremental 60% on all operating cash flows attributable to their capital account, net of a preferred return to us as general partner of the fund.  Amounts earned by Fund Participants pursuant to this waterfall are reflected within net income attributable to non-controlling interests in our condensed consolidated statement of operations.  During the three months ended March 31, 2016, the non-controlling interests related to this fund recognized an immaterial loss.

Refer to Note 16 to the consolidated financial statements included in our Form 10-K for further discussion of related-party agreements.

16. Stockholders’ Equity

During the three months ended March 31, 2016, our board of directors declared the following dividends:

Declare Date	Record Date	Ex-Dividend Date	Payment Date	Amount	Frequency
2/25/16	3/31/16	3/29/16	4/15/16	$0.48	Quarterly

During the three months ended March 31, 2016, there were no shares issued under our At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”).  During the three months ended March 31, 2016, shares issued under the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) were not material.

During the three months ended March 31, 2016, we repurchased 1,052,889 shares of common stock for $19.7 million under our $500.0 million repurchase program.  Refer to Note 17 to the consolidated financial statements included in our Form 10-K for further information regarding the repurchase program.  As of March 31, 2016, we have $282.1 million of remaining capacity to repurchase common stock or Convertible Notes under the repurchase program through January 2017.

Equity Incentive Plans

The Company currently maintains the Manager Equity Plan, the Starwood Property Trust, Inc. Equity Plan (the “Equity Plan”), and the Starwood Property Trust, Inc. Non-Executive Director Stock Plan (“Non-Executive Director Stock Plan”).  Refer to Note 17 to the consolidated financial statements included in our Form 10-K for further information regarding these plans.

The table below summarizes our share awards granted or vested under the Manager Equity Plan during the three months ended March 31, 2016 and 2015 (dollar amounts in thousands):

Grant Date	Type	Amount Granted	Grant Date Fair Value	Vesting Period
May 2015	RSU	675,000	$16,511	3 years
January 2014	RSU	489,281	14,776	3 years
January 2014	RSU	2,000,000	55,420	3 years

As of March 31, 2016, there were 2.3 million shares available for future grants under the Manager Equity Plan, the Equity Plan and the Non-Executive Director Stock Plan.

Schedule of Non-Vested Shares and Share Equivalents

	Non-Executive				Weighted Average
	Director		Manager		Grant Date Fair Value
	Stock Plan	Equity Plan	Equity Plan	Total	(per share)
Balance as of January 1, 2016	16,988	548,378	1,302,850	1,868,216	$25.84
Granted	3,776	339,806	—	343,582	18.72
Vested	—	(247,780)	(255,400)	(503,180)	25.55
Forfeited	—	(15,684)	—	(15,684)	24.17
Balance as of March 31, 2016	20,764	624,720	1,047,450	1,692,934	24.49

17. Earnings per Share

The following table provides a reconciliation of net income and the number of shares of common stock used in the computation of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2016	2015
Basic Earnings
Income attributable to STWD common stockholders	$26,657	$120,363
Less: Income attributable to participating shares	(708)	(972)
Basic earnings	$25,949	$119,391

Diluted Earnings
Basic — Income attributable to STWD common stockholders	$26,657	$120,363
Less: Income attributable to participating shares	(708)	(972)
Add: Undistributed earnings to participating shares	—	106
Less: Undistributed earnings reallocated to participating shares	—	(104)
Diluted earnings	$25,949	$119,393

Number of Shares:
Basic — Average shares outstanding	236,556	223,541
Effect of dilutive securities — Convertible Notes	—	5,353
Effect of dilutive securities — Contingently issuable shares	121	138
Effect of dilutive securities — Unvested non-participating shares	82	—
Diluted — Average shares outstanding	236,759	229,032

Earnings Per Share Attributable to STWD Common Stockholders:
Basic	$0.11	$0.53
Diluted	$0.11	$0.52

As of March 31, 2016 and 2015, participating shares of 1.5 million and 1.8 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above.

Also as of March 31, 2016, there were 62.7 million potential shares of common stock contingently issuable upon the conversion of the Convertible Notes.  The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash.  As a result, this principal amount, representing 62.7 million shares at March 31, 2016, was not included in the computation of diluted EPS.  As discussed in Note 10, the conversion options associated with the Convertible Notes are “out-of-the-money” because the if-converted value of the 2017, 2018 and 2019 Convertible Notes was less than their principal amount by $90.5 million, $72.2 million and $23.4 million, respectively, at March 31, 2016. Therefore, there was no dilutive effect to EPS for the Convertible Notes.

18. Accumulated Other Comprehensive Income

The changes in AOCI by component are as follows (amounts in thousands):

		Cumulative
		Unrealized Gain
	Effective Portion of	(Loss) on	Foreign
	Cumulative Loss on	Available-for-	Currency
	Cash Flow Hedges	Sale Securities	Translation	Total
Three Months Ended March 31, 2016
Balance at January 1, 2016	$(65)	$37,307	$(7,513)	$29,729
OCI before reclassifications	(368)	(3,400)	7,401	3,633
Amounts reclassified from AOCI	95	—	—	95
Net period OCI	(273)	(3,400)	7,401	3,728
Balance at March 31, 2016	$(338)	$33,907	$(112)	$33,457
Three Months Ended March 31, 2015
Balance at January 1, 2015	$(97)	$60,190	$(4,197)	$55,896
OCI before reclassifications	(467)	(2,567)	(8,308)	(11,342)
Amounts reclassified from AOCI	204	(5,396)	—	(5,192)
Net period OCI	(263)	(7,963)	(8,308)	(16,534)
Balance at March 31, 2015	$(360)	$52,227	$(12,505)	$39,362

The reclassifications out of AOCI impacted the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 as follows (amounts in thousands):

	Amounts Reclassified from
	AOCI during the Three Months		Affected Line Item
	Ended March 31,		in the Statements
Details about AOCI Components	2016	2015	of Operations
Losses on cash flow hedges:
Interest rate contracts	$(95)	$(204)	Interest expense
Unrealized gains (losses) on available-for-sale securities:
Interest realized upon collection	—	5,396	Interest income from investment securities
Total reclassifications for the period	$(95)	$5,192

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

Fair Value Disclosures

The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the condensed consolidated balance sheets by their level in the fair value hierarchy as of March 31, 2016 and December 31, 2015 (amounts in thousands):

	March 31, 2016
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$154,225	$—	$—	$154,225
RMBS	210,898	—	—	210,898
CMBS	96,724	—	—	96,724
Equity security	13,911	13,911	—	—
Domestic servicing rights	95,492	—	—	95,492
Derivative assets	36,938	—	36,938	—
VIE assets	85,115,662	—	—	85,115,662
Total	$85,723,850	$13,911	$36,938	$85,673,001
Financial Liabilities:
Derivative liabilities	$16,202	$—	$16,202	$—
VIE liabilities	84,151,022	—	81,112,488	3,038,534
Total	$84,167,224	$—	$81,128,690	$3,038,534

	December 31, 2015
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$203,865	$—	$—	$203,865
RMBS	176,224	—	—	176,224
CMBS	212,981	—	—	212,981
Equity security	14,498	14,498	—	—
Domestic servicing rights	119,698		—	119,698
Derivative assets	45,091	—	45,091	—
VIE assets	76,675,689	—	—	76,675,689
Total	$77,448,046	$14,498	$45,091	$77,388,457
Financial Liabilities:
Derivative liabilities	$5,196	$—	$5,196	$—
VIE liabilities	75,817,014	—	73,264,566	2,552,448
Total	$75,822,210	$—	$73,269,762	$2,552,448

The changes in financial assets and liabilities classified as Level III are as follows for the three months ended March 31, 2016 and 2015 (amounts in thousands):

				Domestic
	Loans			Servicing		VIE
Three Months Ended March 31, 2016	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
January 1, 2016 balance	$203,865	$176,224	$212,981	$119,698	$76,675,689	$(2,552,448)	$74,836,009
Impact of ASU 2015-02 Adoption (1)	—	—	—	(17,467)	17,467	—	—
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	6,891	—	967	(6,739)	(4,089,501)	236,123	(3,852,259)
Net accretion	—	3,415	—	—	—	—	3,415
Included in OCI	—	(3,400)	—	—	—	—	(3,400)
Purchases / Originations	200,570	41,470	33,173	—	—	—	275,213
Sales	(256,964)	—	—	—	—	—	(256,964)
Issuances	—	—	—	—	—	(596)	(596)
Cash repayments / receipts	(137)	(6,811)	(12,303)	—	—	5,850	(13,401)
Transfers into Level III	—	—	—	—	—	(415,044)	(415,044)
Transfers out of Level III	—	—	—	—	—	110,965	110,965
Consolidation of VIEs	—	—	(138,342)	—	15,103,275	(430,653)	14,534,280
Deconsolidation of VIEs	—	—	248	—	(2,591,268)	7,269	(2,583,751)
March 31, 2016 balance	$154,225	$210,898	$96,724	$95,492	$85,115,662	$(3,038,534)	$82,634,467
Amount of total gains (losses) included in earnings attributable to assets still held at March 31, 2016	$2,162	$3,415	$1,499	$(6,739)	$(4,089,501)	$236,123	$(3,853,041)

(1)

As discussed in Notes 2 and 14, our implementation of ASU 2015-02 resulted in the consolidation of certain CMBS trusts effective January 1, 2016, which required the elimination of $17.5 million of domestic servicing rights associated with these newly consolidated trusts.

				Domestic
	Loans			Servicing		VIE
Three Months Ended March 31, 2015	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
January 1, 2015 balance	$391,620	$207,053	$334,080	$132,303	$107,816,065	$(4,893,120)	$103,988,001
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	21,131	—	(160)	(1,542)	(8,847,854)	2,460,672	(6,367,753)
Net accretion	—	9,445	—	—	—	—	9,445
Included in OCI	—	(7,626)	(5,216)	—	—	—	(12,842)
Purchases / Originations	413,221	—	8,738	—	—	—	421,959
Sales	(482,009)	—	(4,713)	—	—	—	(486,722)
Issuances	—	—	—	—	—	(6,763)	(6,763)
Cash repayments / receipts	(193)	(11,487)	(225)	—	—	47,936	36,031
Transfers into Level III	—	—	—	—	—	(192,481)	(192,481)
Transfers out of Level III	—	—	—	—	—	549,370	549,370
Consolidation of VIEs	—	—	(24,309)	—	4,413,608	(111,072)	4,278,227
Deconsolidation of VIEs	—	—	—	—	(17,841)	—	(17,841)
March 31, 2015 balance	$343,770	$197,385	$308,195	$130,761	$103,363,978	$(2,145,458)	$102,198,631
Amount of total gains (losses) included in earnings attributable to assets still held at March 31, 2015	$4,788	$3,952	$(1,101)	$(1,542)	$(8,847,854)	$2,460,672	$(6,381,085)

Amounts were transferred from Level II to Level III due to a decrease in the observable relevant market activity and amounts were transferred from Level III to Level II due to an increase in the observable relevant market activity.

The following table presents the fair values, all of which are classified in Level III of the fair value hierarchy, of our financial instruments not carried at fair value on the condensed consolidated balance sheets (amounts in thousands):

	March 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets not carried at fair value:
Loans held-for-investment and loans transferred as secured borrowings	$6,276,166	$6,339,187	$6,059,652	$6,125,881
HTM securities	327,831	315,171	321,244	315,255
European servicing rights	2,122	4,895	2,626	5,302
Financial liabilities not carried at fair value:
Secured financing agreements and secured borrowings on transferred loans	$4,570,865	$4,568,435	$4,068,699	$4,092,264
Convertible senior notes	1,329,072	1,292,296	1,323,795	1,331,979

The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollar amounts in thousands):

	Carrying Value at	Valuation	Unobservable	Range as of (1)
	March 31, 2016	Technique	Input	March 31, 2016	December 31, 2015
Loans held-for-sale, fair value option	$154,225	Discounted cash flow	Yield (b)	4.7% - 5.7%	4.8% - 5.3%
			Duration (c)	5.0 - 10.0 years	5.0 - 10.0 years
RMBS	210,898	Discounted cash flow	Constant prepayment rate (a)	2.7% - 15.6%	2.6% - 17.8%
			Constant default rate (b)	1.0% - 8.7%	1.0% - 8.9%
			Loss severity (b)	7% - 80% (e)	10% - 79% (e)
			Delinquency rate (c)	2% - 29%	2% - 29%
			Servicer advances (a)	29% - 93%	30% - 94%
			Annual coupon deterioration (b)	0% - 0.4%	0% - 0.5%
			Putback amount per projected total collateral loss (d)	0% - 11%	0% - 11%
CMBS	96,724	Discounted cash flow	Yield (b)	0% - 278.0%	0% - 435.8%
			Duration (c)	0 - 9.8 years	0 - 18.5 years
Domestic servicing rights	95,492	Discounted cash flow	Debt yield (a)	8.25%	8.25%
			Discount rate (b)	15%	15%
			Control migration (b)	0% - 80%	0% - 80%
VIE assets	85,115,662	Discounted cash flow	Yield (b)	0% - 880.5%	0% - 920.2%
			Duration (c)	0 - 15.1 years	0 - 17.5 years
VIE liabilities	3,038,534	Discounted cash flow	Yield (b)	0% - 880.5%	0% - 920.2%
			Duration (c)	0 - 15.1 years	0 - 17.5 years

(1)	The ranges of significant unobservable inputs are represented in percentages and years.

Sensitivity of the Fair Value to Changes in the Unobservable Inputs

(a)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.

(b)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.

(c)

Significant increase (decrease) in the unobservable input in isolation would result in either a significantly lower or higher (lower or higher) fair value measurement depending on the structural features of the security in question.

(d)	Any delay in the putback recovery date leads to a decrease in fair value, for the majority of securities in our RMBS portfolio.

(e)	71% and 76% of the portfolio falls within a range of 45%-80% as of March 31, 2016 and December 31, 2015, respectively.

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

Our TRSs engage in various real estate related operations, including special servicing of commercial real estate, originating and securitizing commercial mortgage loans, and investing in entities which engage in real estate related operations. The majority of our TRSs are held within the Investing and Servicing Segment.  As of March 31, 2016 and December 31, 2015, approximately $629.9 million and $858.5 million, respectively, of the Investing and Servicing Segment’s assets, including $61.7 million and $185.6 million in cash, respectively, were owned by TRS entities. Our TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.

The following table is a reconciliation of our U.S. federal income tax determined using our statutory federal tax rate to our reported income tax provision for the three months ended March 31, 2016 and 2015 (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2016		2015
Federal statutory tax rate	$9,499	35.0%	$47,856	35.0%
REIT and other non-taxable income	(8,964)	(33.0)%	(34,972)	(25.6)%
State income taxes	(95)	(0.4)%	2,001	1.5%
Federal benefit of state tax deduction	33	0.1%	(700)	(0.5)%
Valuation allowance	—	—%	1,255	0.9%
Other	(379)	(1.4)%	511	0.4%
Effective tax rate	$94	0.3%	$15,951	11.7%

21. Commitments and Contingencies

As of March 31, 2016, we had future funding commitments on 50 loans totaling $1.4 billion, of which we expect to fund $1.2 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum debt service coverage ratios or executions of new leases before advances are made to the borrower.

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

Effective April 1, 2015, upon our Ireland Portfolio acquisition discussed in Note 3, we established a third business segment, the Property Segment, and transferred our existing equity method investment in four regional shopping malls (the “Retail Fund”) from our Lending Segment to our Property Segment. We have retrospectively reclassified prior periods to conform to these changes in presentation.

The table below presents our results of operations for the three months ended March 31, 2016 by business segment (amounts in thousands):

		Investing				Investing
	Lending	and Servicing	Property			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$114,658	$2,874	$—	$—	$117,532	$—	$117,532
Interest income from investment securities	9,628	47,626	—	—	57,254	(37,851)	19,403
Servicing fees	159	36,218	—	—	36,377	(11,686)	24,691
Rental income	—	6,475	26,202	—	32,677	—	32,677
Other revenues	23	1,342	6	—	1,371	(181)	1,190
Total revenues	124,468	94,535	26,208	—	245,211	(49,718)	195,493
Costs and expenses:
Management fees	375	18	—	24,528	24,921	42	24,963
Interest expense	22,335	3,238	4,949	25,998	56,520	—	56,520
General and administrative	3,922	25,294	555	2,850	32,621	177	32,798
Acquisition and investment pursuit costs	338	355	592	—	1,285	—	1,285
Costs of rental operations	—	3,062	9,593	—	12,655	—	12,655
Depreciation and amortization	—	3,051	15,709	—	18,760	—	18,760
Loan loss allowance, net	(761)	—	—	—	(761)	—	(761)
Other expense	—	100	—	—	100	—	100
Total costs and expenses	26,209	35,118	31,398	53,376	146,101	219	146,320
Income (loss) before other income (loss), income taxes and non-controlling interests	98,259	59,417	(5,190)	(53,376)	99,110	(49,937)	49,173
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	(4,167)	(4,167)
Change in fair value of servicing rights	—	(8,670)	—	—	(8,670)	1,931	(6,739)
Change in fair value of investment securities, net	(214)	(51,528)	—	—	(51,742)	52,495	753
Change in fair value of mortgage loans held-for-sale, net	—	6,891	—	—	6,891	—	6,891
Earnings from unconsolidated entities	468	1,377	2,429	—	4,274	(209)	4,065
Gain on sale of investments and other assets, net	245	—	—	—	245	—	245
Loss on derivative financial instruments, net	(3,026)	(11,245)	(10,447)	—	(24,718)	—	(24,718)
Foreign currency (loss) gain, net	(1,822)	1,460	(16)	—	(378)	—	(378)
Other income, net	—	43	422	1,550	2,015	—	2,015
Total other income (loss)	(4,349)	(61,672)	(7,612)	1,550	(72,083)	50,050	(22,033)
Income (loss) before income taxes	93,910	(2,255)	(12,802)	(51,826)	27,027	113	27,140
Income tax provision	(75)	(19)	—	—	(94)	—	(94)
Net income (loss)	93,835	(2,274)	(12,802)	(51,826)	26,933	113	27,046
Net (income) loss attributable to non-controlling interests	(350)	74	—	—	(276)	(113)	(389)
Net income (loss) attributable to Starwood Property Trust, Inc.	$93,485	$(2,200)	$(12,802)	$(51,826)	$26,657	$—	$26,657

The table below presents our results of operations for the three months ended March 31, 2015 by business segment (amounts in thousands):

		Investing				Investing
	Lending	and Servicing	Property			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$113,472	$4,957	$—	$—	$118,429	$—	$118,429
Interest income from investment securities	22,296	24,696	—	—	46,992	(19,248)	27,744
Servicing fees	84	50,948	—	—	51,032	(22,775)	28,257
Rental income	—	2,672	—	—	2,672	—	2,672
Other revenues	79	1,930	—	—	2,009	(262)	1,747
Total revenues	135,931	85,203	—	—	221,134	(42,285)	178,849
Costs and expenses:
Management fees	388	18	—	27,512	27,918	50	27,968
Interest expense	21,523	2,119	—	26,892	50,534	—	50,534
General and administrative	4,858	29,189	2	1,029	35,078	186	35,264
Acquisition and investment pursuit costs	773	213	—	200	1,186	—	1,186
Costs of rental operations	—	1,698	—	—	1,698	—	1,698
Depreciation and amortization	—	4,085	—	—	4,085	—	4,085
Loan loss allowance, net	317	—	—	—	317	—	317
Other expense	—	375	—	—	375	—	375
Total costs and expenses	27,859	37,697	2	55,633	121,191	236	121,427
Income (loss) before other income (loss), income taxes and non-controlling interests	108,072	47,506	(2)	(55,633)	99,943	(42,521)	57,422
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	47,861	47,861
Change in fair value of servicing rights	—	(4,875)	—	—	(4,875)	3,333	(1,542)
Change in fair value of investment securities, net	(339)	8,313	—	—	7,974	(8,473)	(499)
Change in fair value of mortgage loans held-for-sale, net	—	21,131	—	—	21,131	—	21,131
Earnings from unconsolidated entities	855	2,724	2,641	—	6,220	(130)	6,090
Gain on sale of investments and other assets, net	98	17,100	—	—	17,198	—	17,198
Gain (loss) on derivative financial instruments, net	32,863	(8,007)	(233)	—	24,623	—	24,623
Foreign currency (loss) gain, net	(29,336)	(1,171)	200	—	(30,307)	—	(30,307)
Loss on extinguishment of debt	—	—	—	(5,292)	(5,292)	—	(5,292)
Other income, net	—	31	—	14	45	—	45
Total other income (loss)	4,141	35,246	2,608	(5,278)	36,717	42,591	79,308
Income (loss) before income taxes	112,213	82,752	2,606	(60,911)	136,660	70	136,730
Income tax benefit (provision)	30	(15,981)	—	—	(15,951)	—	(15,951)
Net income (loss)	112,243	66,771	2,606	(60,911)	120,709	70	120,779
Net income attributable to non-controlling interests	(346)	—	—	—	(346)	(70)	(416)
Net income (loss) attributable to Starwood Property Trust, Inc.	$111,897	$66,771	$2,606	$(60,911)	$120,363	$—	$120,363

The table below presents our condensed consolidated balance sheet as of March 31, 2016 by business segment (amounts in thousands):

		Investing				Investing
	Lending	and Servicing	Property			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$103,942	$70,684	$15,486	$144,062	$334,174	$1,045	$335,219
Restricted cash	31,474	11,710	5,191	—	48,375	—	48,375
Loans held-for-investment, net	6,169,937	17,717	—	—	6,187,654	—	6,187,654
Loans held-for-sale	—	154,225	—	—	154,225	—	154,225
Loans transferred as secured borrowings	88,512	—	—	—	88,512	—	88,512
Investment securities	552,640	1,012,618	—	—	1,565,258	(915,894)	649,364
Properties, net	—	172,289	982,686	—	1,154,975	—	1,154,975
Intangible assets	—	147,495	60,346	—	207,841	(27,365)	180,476
Investment in unconsolidated entities	30,311	52,463	121,297	—	204,071	(7,434)	196,637
Goodwill	—	140,437	—	—	140,437	—	140,437
Derivative assets	33,237	2,911	790	—	36,938	—	36,938
Accrued interest receivable	35,451	469	—	—	35,920	52	35,972
Other assets	14,640	70,562	27,132	1,737	114,071	(2,211)	111,860
VIE assets, at fair value	—	—	—	—	—	85,115,662	85,115,662
Total Assets	$7,060,144	$1,853,580	$1,212,928	$145,799	$10,272,451	$84,163,855	$94,436,306
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$28,501	$51,774	$42,329	$15,962	$138,566	$720	$139,286
Related-party payable	—	689	—	23,468	24,157	—	24,157
Dividends payable	—	—	—	114,839	114,839	—	114,839
Derivative liabilities	12,551	2,106	1,545	—	16,202	—	16,202
Secured financing agreements, net	2,723,567	397,884	712,782	646,727	4,480,960	—	4,480,960
Convertible senior notes, net	—	—	—	1,329,072	1,329,072	—	1,329,072
Secured borrowings on transferred loans	89,905	—	—	—	89,905	—	89,905
VIE liabilities, at fair value	—	—	—	—	—	84,151,022	84,151,022
Total Liabilities	2,854,524	452,453	756,656	2,130,068	6,193,701	84,151,742	90,345,443
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	2,422	2,422	—	2,422
Additional paid-in capital	2,276,386	1,173,852	456,658	304,008	4,210,904	—	4,210,904
Treasury stock	—	—	—	(92,104)	(92,104)	—	(92,104)
Accumulated other comprehensive income (loss)	33,569	(4,395)	4,283	—	33,457	—	33,457
Retained earnings (accumulated deficit)	1,884,190	218,873	(4,669)	(2,198,595)	(100,201)	—	(100,201)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,194,145	1,388,330	456,272	(1,984,269)	4,054,478	—	4,054,478
Non-controlling interests in consolidated subsidiaries	11,475	12,797	—	—	24,272	12,113	36,385
Total Equity	4,205,620	1,401,127	456,272	(1,984,269)	4,078,750	12,113	4,090,863
Total Liabilities and Equity	$7,060,144	$1,853,580	$1,212,928	$145,799	$10,272,451	$84,163,855	$94,436,306

The table below presents our condensed consolidated balance sheet as of December 31, 2015 by business segment (amounts in thousands):

		Investing				Investing
	Lending	and Servicing	Property			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$83,836	$62,649	$2,944	$218,408	$367,837	$978	$368,815
Restricted cash	9,775	8,826	4,468	—	23,069	—	23,069
Loans held-for-investment, net	5,973,079	—	—	—	5,973,079	—	5,973,079
Loans held-for-sale	—	203,865	—	—	203,865	—	203,865
Loans transferred as secured borrowings	86,573	—	—	—	86,573	—	86,573
Investment securities	511,966	1,038,200	—	—	1,550,166	(825,219)	724,947
Properties, net	—	150,497	768,728	—	919,225	—	919,225
Intangible assets	—	152,278	61,121	—	213,399	(11,829)	201,570
Investment in unconsolidated entities	30,827	53,145	122,454	—	206,426	(7,225)	199,201
Goodwill	—	140,437	—	—	140,437	—	140,437
Derivative assets	33,412	2,087	9,592	—	45,091	—	45,091
Accrued interest receivable	34,028	286	—	—	34,314	—	34,314
Other assets	7,938	71,505	23,657	1,436	104,536	(2,057)	102,479
VIE assets, at fair value	—	—	—	—	—	76,675,689	76,675,689
Total Assets	$6,771,434	$1,883,775	$992,964	$219,844	$9,868,017	$75,830,337	$85,698,354
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$18,822	$90,399	$25,427	$21,468	$156,116	$689	$156,805
Related-party payable	—	423	—	40,532	40,955	—	40,955
Dividends payable	—	—	—	114,947	114,947	—	114,947
Derivative liabilities	5,190	6	—	—	5,196	—	5,196
Secured financing agreements, net	2,341,897	422,260	568,738	647,804	3,980,699	—	3,980,699
Convertible senior notes, net	—	—	—	1,323,795	1,323,795	—	1,323,795
Secured borrowings on transferred loans	88,000	—	—	—	88,000	—	88,000
VIE liabilities, at fair value	—	—	—	—	—	75,817,014	75,817,014
Total Liabilities	2,453,909	513,088	594,165	2,148,546	5,709,708	75,817,703	81,527,411
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	2,410	2,410	—	2,410
Additional paid-in capital	2,477,987	1,146,926	394,465	173,466	4,192,844	—	4,192,844
Treasury stock	—	—	—	(72,381)	(72,381)	—	(72,381)
Accumulated other comprehensive income (loss)	37,242	(3,714)	(3,799)	—	29,729	—	29,729
Retained earnings (accumulated deficit)	1,790,705	221,073	8,133	(2,032,197)	(12,286)	—	(12,286)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,305,934	1,364,285	398,799	(1,928,702)	4,140,316	—	4,140,316
Non-controlling interests in consolidated subsidiaries	11,591	6,402	—	—	17,993	12,634	30,627
Total Equity	4,317,525	1,370,687	398,799	(1,928,702)	4,158,309	12,634	4,170,943
Total Liabilities and Equity	$6,771,434	$1,883,775	$992,964	$219,844	$9,868,017	$75,830,337	$85,698,354

23. Subsequent Events

Our significant events subsequent to March 31, 2016 were as follows:

Woodstar Portfolio Acquisitions

In April 2016, we acquired the final two properties in the Woodstar Portfolio, comprised of 628 units, which were previously under contract for an aggregate gross acquisition price of $39.4 million.  We assumed government sponsored debt of $2.5 million and other third party debt of $18.6 million at acquisition.

Dividend Declaration

On May 9, 2016, our board of directors declared a dividend of $0.48 per share for the second quarter of 2016, which is payable on July 15, 2016 to common stockholders of record as of June 30, 2016.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the information included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements.  See “Special Note Regarding Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q.

Overview

Starwood Property Trust, Inc. (“STWD” and together with its subsidiaries, “we” or the “Company”) is a Maryland corporation that commenced operations in August 2009, upon the completion of our initial public offering (“IPO”). We are focused primarily on originating, acquiring, financing and managing commercial mortgage loans and other commercial real estate debt investments, commercial mortgage-backed securities (“CMBS”), and other commercial real estate investments in both the U.S. and Europe. We refer to the following as our target assets: commercial real estate mortgage loans, preferred equity interests, CMBS and other commercial real estate-related debt investments. Our target assets may also include residential mortgage-backed securities (“RMBS”), certain residential mortgage loans, distressed or non-performing commercial loans, commercial properties subject to net leases and equity interests in commercial real estate. As market conditions change over time, we may adjust our strategy to take advantage of changes in interest rates and credit spreads as well as economic and credit conditions.

We have three reportable business segments as of March 31, 2016:

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

Refer to Note 1 of our condensed consolidated financial statements included herein (the “Condensed Consolidated Financial Statements”) for further discussion of our business and organization.

Developments During the First Quarter of 2016

•	The Lending Segment originated or acquired the following loans during the quarter:

o

$162.0 million first mortgage and mezzanine loan for the acquisition and renovation of a 10-building office and warehouse complex located in Brooklyn, New York, of which the Company funded $80.0 million.

o	$105.0 million first mortgage secured by two Class A multifamily properties located in Orlando, Florida, which was fully funded upon acquisition.

o	$65.0 million first mortgage and mezzanine loan for the refinancing of a data center located in Orlando, Florida, of which the Company funded $60.0 million.

o	$54.2 million first mortgage and mezzanine loan for the acquisition and renovation of a 491-room hotel located in Cincinnati, Ohio, of which the Company funded $46.4 million.

•

Acquired 12 of the 32 affordable housing communities which comprise our “Woodstar Portfolio.” These 12 properties include 3,082 units, total assets of $227.4 million and assumed liabilities of $147.5 million, which includes federal, state and county sponsored financing.

•	Funded $185.6 million of previously originated loan commitments.

•	Received proceeds of $290.6 million from maturities, sales and principal repayments on loans.

•	Purchased $46.6 million and $41.5 million of CMBS and RMBS, respectively.

•	Originated new conduit loans of $200.6 million and received proceeds of $257.0 million from sales of conduit loans.

•	Acquired commercial real estate from CMBS trusts for a gross purchase price of $24.9 million.

•	Repurchased 1,052,889 shares of common stock at a total cost of $19.7 million.

Subsequent Events

Refer to Note 23 to the Condensed Consolidated Financial Statements for disclosure regarding significant transactions that occurred subsequent to March 31, 2016.

Results of Operations

The discussion below is based on accounting principles generally accepted in the United States of America (“GAAP”) and therefore reflects the elimination of certain key financial statement line items related to the consolidation of variable interest entities (“VIEs”), particularly within revenues and other income, as discussed in Note 2 to the Condensed Consolidated Financial Statements. For a discussion of our results of operations excluding the impact of Accounting Standards Codification (“ASC”) Topic 810 as it relates to the consolidation of VIEs, refer to the Non-GAAP Financial Measures section herein.

The following table compares our summarized results of operations for the three months ended March 31, 2016 and 2015 by business segment (amounts in thousands):

	For the Three Months Ended
	March 31,
	2016	2015	$ Change
Revenues:
Lending Segment	$124,468	$135,931	$(11,463)
Investing and Servicing Segment	94,535	85,203	9,332
Property Segment	26,208	—	26,208
Investing and Servicing VIEs	(49,718)	(42,285)	(7,433)
	195,493	178,849	16,644
Costs and expenses (1):
Lending Segment	26,209	27,859	(1,650)
Investing and Servicing Segment	35,118	37,697	(2,579)
Property Segment	31,398	2	31,396
Corporate	53,376	55,633	(2,257)
Investing and Servicing VIEs	219	236	(17)
	146,320	121,427	24,893
Other income (loss) (1):
Lending Segment	(4,349)	4,141	(8,490)
Investing and Servicing Segment	(61,672)	35,246	(96,918)
Property Segment	(7,612)	2,608	(10,220)
Corporate	1,550	(5,278)	6,828
Investing and Servicing VIEs	50,050	42,591	7,459
	(22,033)	79,308	(101,341)
Income (loss) before income taxes:
Lending Segment	93,910	112,213	(18,303)
Investing and Servicing Segment	(2,255)	82,752	(85,007)
Property Segment	(12,802)	2,606	(15,408)
Corporate	(51,826)	(60,911)	9,085
Investing and Servicing VIEs	113	70	43
	27,140	136,730	(109,590)
Income tax provision	(94)	(15,951)	15,857
Net income attributable to non-controlling interests	(389)	(416)	27
Net income attributable to Starwood Property Trust, Inc.	$26,657	$120,363	$(93,706)

(1)

Effective April 1, 2015, we established a third business segment, the Property Segment, and transferred our existing equity method investment in four regional shopping malls (the “Retail Fund”) and its associated income from our Lending Segment to our Property Segment. We have retrospectively reclassified prior periods to conform to these changes in presentation.

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Lending Segment

Revenues

For the three months ended March 31, 2016, revenues of our Lending Segment decreased $11.4 million to $124.5 million, compared to $135.9 million for the three months ended March 31, 2015. This decrease was primarily due to (i) a $12.6 million decrease in interest income from investment securities principally due to maturities after March 31, 2015 of two preferred equity interests we held in companies that own commercial real estate, and the absence of $5.4 million of income realized upon the collection of a RMBS in the first quarter of 2015, partially offset by (ii) a $1.2 million increase in interest income from loans, which reflects a $125.7 million net increase in loan investments of our Lending Segment between March 31, 2015 and 2016.

Costs and Expenses

For the three months ended March 31, 2016, costs and expenses of our Lending Segment decreased $1.7 million to $26.2 million, compared to $27.9 million for the three months ended March 31, 2015. This decrease was primarily due to a $1.1 million decrease in our loan loss allowance and a $0.4 million decrease in investment pursuit costs.  A $0.9 million decrease in general and administrative (“G&A”) expenses primarily due to lower compensation costs was offset by a $0.8 million increase in interest expense associated with the various secured financing facilities used to fund the growth of our investment portfolio.

Net Interest Income (amounts in thousands)

	March 31,
	2016	2015	Change
Interest income from loans	$114,658	$113,472	$1,186
Interest income from investment securities	9,628	22,296	(12,668)
Interest expense	(22,335)	(21,523)	(812)
Net interest income	$101,951	$114,245	$(12,294)

For the three months ended March 31, 2016, net interest income of our Lending Segment decreased $12.3 million to $101.9 million compared to $114.2 million for the three months ended March 31, 2015.  This decrease primarily reflects the $12.6 million decrease in interest income from investment securities explained in the Revenues discussion above.

During the three months ended March 31, 2016, the weighted average unlevered and levered yields on the Lending Segment’s loans and investment securities were 7.4% and 10.0%, respectively. During the three months ended March 31, 2015, the weighted average unlevered and levered yields on the Lending Segment’s loans and investment securities were 7.7% and 10.4%, respectively. The slight decrease in the weighted average unlevered and levered yields is primarily due to a gradual decline of interest rate spreads over the last twelve months.

During the three months ended March 31, 2016 and 2015, the Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 3.7% and 3.5%, respectively. This increase in borrowing rates primarily reflects increases in certain debt fees.

Other Income (Loss)

For the three months ended March 31, 2016, other income (loss) of our Lending Segment decreased $8.5 million to a loss of $4.4 million, compared to income of $4.1 million for the three months ended March 31, 2015. The decrease was primarily due to an unfavorable swing of $35.9 million in gain (loss) on derivatives partially offset by a $27.5 million decrease in foreign currency loss.  The unfavorable swing in gain (loss) on derivatives reflects a $33.4 million decrease in the gain on foreign currency hedges and a $2.5 million increased loss on interest rate swaps.  The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and CMBS investments.  The gains on those hedges reflect the overall strengthening of the U.S. dollar against the pound sterling (“GBP”).  The interest rate swaps are used primarily to fix our interest rate payments on variable rate borrowings.  The decrease in gain on foreign currency hedges is greater than the offsetting decrease in foreign currency loss mainly because the portion of unrealized foreign currency loss associated with an investment security held in 2015 was reported in accumulated other comprehensive income (“AOCI”) rather than earnings, in accordance with GAAP, whereas the full change in fair value of the related currency hedge was reported in earnings since it was not a designated hedge.

Investing and Servicing Segment and VIEs

Revenues

For the three months ended March 31, 2016, revenues of our Investing and Servicing Segment increased $1.9 million to $44.8 million after consolidated VIE eliminations of $49.7 million, compared to $42.9 million after consolidated VIE eliminations of $42.3 million for the three months ended March 31, 2015. The VIE eliminations are merely a function of the number of CMBS trusts consolidated in any given period, and as such, are not a meaningful indicator of the operating results for this segment.  The increase in revenues in the first quarter of 2016 was primarily due to increases of $4.3 million in interest income from CMBS investments and $3.8 million in rental income on our expanded REO Portfolio (see Note 3 to the Condensed Consolidated Financial Statements), partially offset by decreases of $3.6 million in servicing fees and $2.1 million in interest income on loans held-for-sale.  The $4.3 million increase in CMBS interest income reflects an $18.6 million increase in VIE eliminations related to the CMBS trusts we consolidate.  Excluding the effect of these eliminations, CMBS interest income increased by $22.9 million, reflecting a $205.7 million net increase in this segment’s CMBS investments between March 31, 2015 and 2016.

Costs and Expenses

For the three months ended March 31, 2016, costs and expenses of our Investing and Servicing Segment decreased $2.6 million to $35.3 million, compared to $37.9 million for the three months ended March 31, 2015, inclusive of VIE eliminations which were nominal for both periods. The decrease in costs and expenses was primarily due to lower incentive compensation, partially offset by an increase in interest expense on secured financings for CMBS and the REO Portfolio.

Other Income (Loss)

For the three months ended March 31, 2016, other income (loss) of our Investing and Servicing Segment decreased $89.4 million to a loss of $11.6 million including additive net VIE eliminations of $50.0 million, from income of $77.8 million including additive net VIE eliminations of $42.6 million for the three months ended March 31, 2015.  The decrease in other income (loss) in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to a decrease of $52.0 million in the change in value of net assets related to consolidated VIEs, the absence of a $17.1 million gain on sale of a commercial real estate asset realized in the first quarter of 2015 and a $14.2 million lesser increase in fair value of loans held-for-sale. The change in net assets related to consolidated VIEs reflects amounts associated with the Investing and Servicing Segment’s variable interests in CMBS trusts it consolidates, including special servicing fees, interest income, and changes in fair value of CMBS and servicing rights. As noted above, this number is merely a function of the number of CMBS trusts consolidated in any given period, and as such, is not a meaningful indicator of the operating results for this segment.  Before VIE eliminations, there was a decrease in fair value of CMBS securities of $51.5 million and an increase of $8.3 million in the three months ended March 31, 2016 and 2015, respectively.

Income Tax Provision

Historically, our consolidated income tax provision principally relates to the taxable nature of the Investing and Servicing Segment’s loan servicing and loan conduit businesses which are housed in TRSs.  Our tax provision for the three months ended March 31, 2016, as well as the overall effective tax rate, is lower than for the three months ended March 31, 2015 primarily due to a decrease in the taxable income of our TRSs.

Property Segment

During the three months ended March 31, 2015, there was no significant activity in the Property Segment except for equity in earnings of the Retail Fund. Therefore a comparison of results of this segment for the three months ended March 31, 2015 to the three months ended March 31, 2016 is not meaningful.

Revenues

For the three months ended March 31, 2016, revenues of our Property Segment of $26.2 million consisted of rental income of $18.2 million from our Woodstar Portfolio and $8.0 million from our Ireland Portfolio, both of which are described in Note 3 to the Condensed Consolidated Financial Statements.

Costs and Expenses

For the three months ended March 31, 2016, costs and expenses of our Property Segment of $31.4 million consisted principally of $15.7 million of depreciation and amortization, $9.6 million of other rental related costs, $4.9 million of interest expense on the secured financing for the Woodstar and Ireland Portfolios and $0.6 million of acquisition and investment pursuit costs.

Other Income (Loss)

For the three months ended March 31, 2016, other loss of our Property Segment of $7.6 million consisted primarily of a $10.0 million loss on foreign currency contracts that economically hedge our Euro currency exposure with respect to the Ireland Portfolio, partially offset by $2.4 million of equity in earnings from the Retail Fund.

Corporate

Costs and Expenses

For the three months ended March 31, 2016, corporate expenses decreased $2.2 million to $53.4 million, compared to $55.6 million for the three months ended March 31, 2015. The decrease was primarily due to a $3.0 million decrease in management fees.

Other Income (Loss)

For the three months ended March 31, 2016, corporate other income (loss) increased $6.8 million to income of $1.5 million, compared to a loss of $5.3 million for the three months ended March 31, 2015.  Corporate other income of $1.5 million for the three months ended March 31, 2016 represents a reimbursement received related to a partnership guarantee arrangement.  Corporate other loss of $5.3 million for the three months ended March 31, 2015 represents a loss on the repurchase of $104.1 million of convertible senior notes due 2019.

Non-GAAP Financial Measures

Core Earnings is a non-GAAP financial measure. We calculate Core Earnings as GAAP net income (loss) excluding the following:

(i)	non-cash equity compensation expense;
(ii)	incentive fees due under our management agreement;
(iii)	depreciation and amortization of real estate and associated intangibles;
(iv)	losses on extinguishment of debt;
(v)	acquisition costs associated with successful acquisitions (effective July 1, 2015); and
(vi)	any unrealized gains, losses or other non-cash items recorded in net income for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income.

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

In assessing the appropriate weighted average diluted share count to apply to Core Earnings for purposes of determining Core Earnings per share (“EPS”), management considered the following attributes of our current GAAP diluted share methodology: (i) our unvested stock awards representing participating securities were determined to be anti-dilutive and were thus excluded from the denominator of the EPS calculation; and (ii) the portion of the convertible senior notes that are “in-the-money” (referred to as the “conversion spread value”), representing the value that would be delivered to investors in shares upon an assumed conversion, is included in the denominator.  Because compensation expense related to unvested stock awards is added back for Core Earnings purposes pursuant to the definition above, there is no dilution to Core Earnings resulting from the associated expense recognition.  As a result, for purposes of determining Core EPS, our GAAP EPS methodology was adjusted to include (instead of exclude) such unvested awards. Further, conversion of the convertible senior notes is an event that is contingent upon numerous factors, none of which are in our control, and is an event that may or may not occur.  Consistent with the treatment of other unrealized adjustments to Core Earnings, our GAAP EPS methodology was adjusted to exclude (instead of include) the conversion spread value in determining Core EPS until a conversion actually occurs. The following table presents our diluted weighted average shares used in our GAAP EPS calculation reconciled to our diluted weighted average shares used in our Core EPS calculation (amounts in thousands):

	For the Three Months Ended
	March 31,
	2016	2015
Diluted weighted average shares - GAAP	236,759	229,032
Add: Unvested stock awards	1,793	2,014
Less: Conversion spread value	—	(5,353)
Diluted weighted average shares - Core	238,552	225,693

The definition of Core Earnings allows management to make adjustments, subject to the approval of a majority of our independent directors, in situations where such adjustments are considered appropriate in order for Core Earnings to be calculated in a manner consistent with its definition and objective.  No adjustments to the definition of Core Earnings occurred during the three months ended March 31, 2016.

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

The following table presents our summarized results of operations and reconciliation to Core Earnings for the three months ended March 31, 2016, by business segment (amounts in thousands):

		Investing
	Lending	and Servicing	Property
	Segment	Segment	Segment	Corporate	Total
Revenues	$124,468	$94,535	$26,208	$—	$245,211
Costs and expenses	(26,209)	(35,118)	(31,398)	(53,376)	(146,101)
Other income (loss)	(4,349)	(61,672)	(7,612)	1,550	(72,083)
Income (loss) before income taxes	93,910	(2,255)	(12,802)	(51,826)	27,027
Income tax provision	(75)	(19)	—	—	(94)
(Income) loss attributable to non-controlling interests	(350)	74	—	—	(276)
Net income (loss) attributable to Starwood Property Trust, Inc.	93,485	(2,200)	(12,802)	(51,826)	26,657
Add / (Deduct):
Non-cash equity compensation expense	582	1,086	33	5,383	7,084
Management incentive fee	—	—	—	4,599	4,599
Acquisition and investment pursuit costs	—	589	558	—	1,147
Depreciation and amortization	—	2,206	15,720	—	17,926
Loan loss allowance, net	(761)	—	—	—	(761)
Interest income adjustment for securities	(261)	889	—	—	628
Other non-cash items	—	—	(1,608)	—	(1,608)
Reversal of unrealized (gains) / losses on:
Loans held-for-sale	—	(6,891)	—	—	(6,891)
Securities	214	51,528	—	—	51,742
Derivatives	2,347	10,763	10,447	—	23,557
Foreign currency	1,822	(1,460)	16	—	378
Earnings from unconsolidated entities	(468)	(1,377)	(2,429)	—	(4,274)
Recognition of realized gains / (losses) on:
Loans held-for-sale	—	4,792	—	—	4,792
Securities	—	(3,323)	—	—	(3,323)
Derivatives	554	(6,712)	(70)	—	(6,228)
Foreign currency	(67)	1,354	(15)	—	1,272
Earnings from unconsolidated entities	1,072	1,125	—	—	2,197
Core Earnings (Loss)	$98,519	$52,369	$9,850	$(41,844)	$118,894
Core Earnings (Loss) per Weighted Average Diluted Share	$0.41	$0.22	$0.04	$(0.17)	$0.50

The following table presents our summarized results of operations and reconciliation to Core Earnings for the three months ended March 31, 2015, by business segment (amounts in thousands):

		Investing
	Lending	and Servicing	Property
	Segment	Segment	Segment	Corporate	Total
Revenues	$135,931	$85,203	$—	$—	$221,134
Costs and expenses (1)	(27,859)	(37,697)	(2)	(55,633)	(121,191)
Other income (1)	4,141	35,246	2,608	(5,278)	36,717
Income (loss) before income taxes	112,213	82,752	2,606	(60,911)	136,660
Income tax benefit (provision)	30	(15,981)	—	—	(15,951)
Income attributable to non-controlling interests	(346)	—	—	—	(346)
Net income (loss) attributable to Starwood Property Trust, Inc.	111,897	66,771	2,606	(60,911)	120,363
Add / (Deduct):
Non-cash equity compensation expense	177	263	—	7,051	7,491
Management incentive fee	—	—	—	6,679	6,679
Depreciation and amortization	—	442	—	—	442
Loan loss allowance, net	317	—	—	—	317
Interest income adjustment for securities	(63)	3,787	—	—	3,724
Other non-cash items	—	(775)	—	—	(775)
Reversal of unrealized (gains) / losses on:
Loans held-for-sale	—	(21,131)	—	—	(21,131)
Securities	339	(8,313)	—	—	(7,974)
Derivatives	(33,667)	6,709	233	—	(26,725)
Foreign currency	29,336	1,171	(200)	—	30,307
Earnings from unconsolidated entities	—	(2,724)	—	—	(2,724)
Recognition of realized gains / (losses) on:
Loans held-for-sale	—	17,435	—	—	17,435
Securities	—	1,371	—	—	1,371
Derivatives	2,928	(4,433)	—	—	(1,505)
Foreign currency	(3,957)	(1,445)	—	—	(5,402)
Earnings from unconsolidated entities	—	1,789	—	—	1,789
Core Earnings (Loss)	$107,307	$60,917	$2,639	$(47,181)	$123,682
Core Earnings (Loss) per Weighted Average Diluted Share	$0.48	$0.27	$0.01	$(0.21)	$0.55

(1)

Certain prior period costs and expenses and other income have been reclassified from the Lending Segment to the Property Segment to conform to our current period presentation of both GAAP and non-GAAP financial measures. Refer to Note 22 of our Condensed Consolidated Financial Statements for further information.

Lending Segment

The Lending Segment’s Core Earnings decreased by $8.8 million, from $107.3 million during the first quarter of 2015 to $98.5 million in the first quarter of 2016. After making adjustments for the calculation of Core Earnings, revenues were $124.2 million, costs and expenses were $26.4 million and other income was $1.1 million.

Core revenues, consisting principally of interest income on loans, decreased by $11.7 million in the first quarter of 2016 primarily due to (i) a $12.9 million decrease in interest income from investment securities principally due to maturities after March 31, 2015 of two preferred equity interests we held in companies that own commercial real estate, and the absence of $5.4 million of income realized upon the collection of a RMBS in the first quarter of 2015, partially offset by (ii) a $1.2 million increase in interest income from loans, which reflects a $125.7 million net increase in loan investments of our Lending Segment between March 31, 2015 and 2016.

Core costs and expenses decreased by $1.0 million in the first quarter of 2016 primarily due to a $1.4 million decrease in G&A expenses reflecting lower compensation costs and a $0.4 million decrease in investment pursuit costs, partially offset by a $0.8 million increase in interest expense associated with the various secured financing facilities used to fund the growth of our investment portfolio.

Core other income (loss) improved by $2.0 million, principally due to a decrease in losses on foreign currency denominated assets, partially offset by a decrease in gains on related derivatives.

Investing and Servicing Segment

The Investing and Servicing Segment’s Core Earnings decreased by $8.5 million, from $60.9 million during the first quarter of 2015 to $52.4 million in the first quarter of 2016.  After making adjustments for the calculation of Core Earnings, revenues were $95.5 million, costs and expenses were $31.3 million, other loss was $11.8 million and income taxes were nominal.

Core revenues increased by $6.5 million in the first quarter of 2016, primarily due to increases of $20.0 million in interest income from our CMBS portfolio and $3.8 million in rental income on our expanded REO Portfolio, partially offset by decreases of $14.7 million in servicing fees and $2.1 million in interest income on loans held-for-sale.

Core costs and expenses decreased by $6.0 million in the first quarter of 2016, primarily due to lower incentive compensation, partially offset by an increase in interest expense on secured financings for CMBS and the REO Portfolio.

Core other income decreased by $37.0 million to a loss in the first quarter of 2016, primarily reflecting the absence of both a $16.6 million gain on the sale of a commercial real estate asset and $11.2 million of gains on sales of CMBS, combined with a $12.6 million decrease in gains on sales of conduit loans.

Income taxes, which principally relate to the operating results of our servicing and conduit businesses which are held in TRSs, decreased $16.0 million due to a decrease in the taxable income of our TRSs.

Property Segment

During the three months ended March 31, 2015, there was no significant activity in the Property Segment except for equity in earnings of the Retail Fund. Therefore a comparison of results of this segment for the three months ended March 31, 2016 to the three months ended March 31, 2015 is not meaningful.

The Property Segment contributed Core Earnings of $9.8 million during the first quarter of 2016. After making adjustments for the calculation of Core Earnings, revenues were $24.6 million, costs and expenses were $15.1 million and other income was $0.3 million.

Core revenues consisted of $24.6 million of rental income from the Woodstar and Ireland Portfolios.

Core costs and expenses of $15.1 million consisted primarily of $9.6 million of rental related costs and $4.9 million of interest expense on the secured financing for the Woodstar and Ireland Portfolios.

Corporate

Core corporate costs and expenses decreased by $5.4 million, from $47.2 million in the first quarter of 2015 to $41.8 million in the first quarter of 2016. This decrease was primarily due to the absence of a $5.3 million loss on extinguishment of a portion of our convertible senior notes due 2019 during the first quarter of 2015.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet our cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make new investments where appropriate, pay dividends to our stockholders, and other general business needs. We closely monitor our liquidity position and believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations for at least the next 12 months. Our strategy for managing liquidity and capital resources has not changed since December 31, 2015, other than as set forth below.  Refer to our Form 10-K for a description of these strategies.

Cash and Cash Equivalents

As of March 31, 2016, we had cash and cash equivalents of $335.2 million.

Cash Flows for the Three Months Ended March 31, 2016 (amounts in thousands)

		VIE	Excluding Investing
	GAAP	Adjustments	and Servicing VIEs
Net cash provided by operating activities	$131,129	$(66)	$131,063
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(472,237)	(17,860)	(490,097)
Proceeds from principal collections and sale of loans	290,695	—	290,695
Purchase of investment securities	(84,337)	(13,395)	(97,732)
Proceeds from sales and collections of investment securities	22,344	8,319	30,663
Real estate business combinations, net of cash acquired	(73,639)	(24,653)	(98,292)
Net cash flows from other investments and assets	(6,575)	—	(6,575)
Decrease in restricted cash, net	(24,930)	—	(24,930)
Net cash used in investing activities	(348,679)	(47,589)	(396,268)
Cash Flows from Financing Activities:
Borrowings under financing agreements	991,192	—	991,192
Principal repayments on and repurchases of borrowings	(626,462)	—	(626,462)
Payment of deferred financing costs	(5,969)	—	(5,969)
Proceeds from common stock issuances, net of offering costs	82	—	82
Payment of dividends	(114,624)	—	(114,624)
Contributions from non-controlling interests	6,584	—	6,584
Distributions to non-controlling interests	(582)	—	(582)
Purchase of treasury stock	(19,723)	—	(19,723)
Issuance of debt of consolidated VIEs	596	(596)	—
Repayment of debt of consolidated VIEs	(55,729)	55,729	—
Distributions of cash from consolidated VIEs	7,545	(7,545)	—
Net cash provided by financing activities	182,910	47,588	230,498
Net increase in cash and cash equivalents	(34,640)	(67)	(34,707)
Cash and cash equivalents, beginning of period	368,815	(978)	367,837
Effect of exchange rate changes on cash	1,044	—	1,044
Cash and cash equivalents, end of period	$335,219	$(1,045)	$334,174

The discussion below is on a non-GAAP basis, after removing adjustments principally resulting from the consolidation of the Investing and Servicing Segment’s VIEs under ASC 810. These adjustments principally relate to (i) purchase of CMBS, loans and real estate from consolidated VIEs, which are reflected as repayments of VIE debt on a GAAP basis and (ii) sales of CMBS related to consolidated VIEs, which are reflected as VIE distributions on a GAAP basis. There is no significant net impact to cash flows from operations or to overall cash resulting from these consolidations. Refer to Note 2 of our Condensed Consolidated Financial Statements for further discussion.

Cash and cash equivalents decreased by $34.7 million during the three months ended March 31, 2016, reflecting net cash provided by operating activities of $131.1 million and net cash provided by financing activities of $230.5 million partially offset by net cash used in investing activities of $396.3 million.

Net cash provided by operating activities of $131.1 million for the three months ended March 31, 2016 related primarily to cash interest income of $140.9 million from our loan origination and conduit programs, plus cash interest income on investment securities of $53.4 million. Servicing fees provided cash of $36.4 million, rental income provided cash of $20.0 million and other revenues provided $8.0 million. Offsetting these revenues were cash interest expense of $50.2 million, general and administrative expenses of $29.6 million, management fees of $26.3 million, a net change in operating assets and liabilities of $19.3 million, acquisition and investment pursuit costs of $1.3 million and income tax payments of $0.9 million.

Net cash used in investing activities of $396.3 million for the three months ended March 31, 2016 related primarily to the origination and acquisition of new loans held-for-investment of $490.1 million, the purchase of real estate property of $98.3 million and the purchase of investment securities of $97.7 million, partially offset by proceeds received from principal collections and sales of loans of $290.7 million and investment securities of $30.7 million.

Net cash provided by financing activities of $230.5 million for the three months ended March 31, 2016 related primarily to net borrowings after repayments of our secured debt of $364.7 million, partially offset by dividend distributions of $114.6 million, share repurchases of $19.7 million and payment of deferred financing costs of $6.0 million.

Our Investment Portfolio

Lending Segment

The following table sets forth the amount of each category of investments we owned across various property types within our Lending Segment as of March 31, 2016 and December 31, 2015 (amounts in thousands):

							Unlevered
	Face	Carrying	Asset Specific		Net		Return on
	Amount	Value	Financing		Investment	Vintage	Asset
March 31, 2016
First mortgages (1)	$5,064,250	$5,012,770	$2,469,495		$2,543,275	1989-2016	6.9%
Subordinated mortgages	414,875	392,315	6,021		386,294	1998-2015	11.3%
Mezzanine loans (1)	754,284	770,120	—		770,120	2006-2015	10.9%
Loans transferred as secured borrowings	89,905	88,512	89,905		(1,393)	N/A
Loan loss allowance	—	(5,268)	—		(5,268)	N/A
RMBS	327,167	210,898	71,707		139,191	2003-2007	10.5%
HTM securities (2)	328,129	327,831	176,344		151,487	2013-2015	6.6%
Equity security	13,123	13,911	—		13,911	N/A
Investments in unconsolidated entities	N/A	30,311	—		30,311	N/A
	$6,991,733	$6,841,400	$2,813,472		$4,027,928

December 31, 2015
First mortgages (1)	$4,776,576	$4,723,852	$2,154,287	(3)	$2,569,565	1989-2015	6.9%
Subordinated mortgages	416,713	392,563	6,021		386,542	1998-2015	11.2%
Mezzanine loans (1)	850,024	862,693	—		862,693	2006-2015	10.9%
Loans transferred as secured borrowings	88,000	86,573	88,000		(1,427)	N/A
Loan loss allowance	—	(6,029)	—		(6,029)	N/A
RMBS	233,976	176,224	2,000		174,224	2003-2007	11.9%
HTM securities (2)	321,193	321,244	179,589		141,655	2013-2015	6.5%
Equity security	13,471	14,498	—		14,498	N/A
Investments in unconsolidated entities	N/A	30,827	—		30,827	N/A
	$6,699,953	$6,602,445	$2,429,897		$4,172,548

(1)

First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.  The application of this methodology resulted in mezzanine loans with carrying values of $1.0 billion and $930.0 million being classified as first mortgages as of March 31, 2016 and December 31, 2015, respectively.

(2)	CMBS held-to-maturity (“HTM”) and mandatorily redeemable preferred equity interests in commercial real estate entities.
(3)	Amounts reclassified in accordance with ASU 2015-03 as discussed in Note 2 to the Condensed Consolidated Financial Statements.

As of March 31, 2016 and December 31, 2015, our Lending Segment’s investment portfolio, excluding RMBS and other investments, had the following characteristics based on carrying values:

Collateral Property Type	March 31, 2016	December 31, 2015
Office	39.2%	39.4%
Hospitality	27.2%	28.2%
Mixed Use	12.5%	12.8%
Multi-family	11.8%	9.0%
Retail	5.6%	6.4%
Industrial	1.9%	1.9%
Residential	1.8%	2.3%
	100.0%	100.0%

Geographic Location	March 31, 2016	December 31, 2015
North East	28.4%	28.8%
West	22.1%	23.2%
South East	18.9%	17.3%
International	13.2%	13.1%
South West	7.0%	7.1%
Midwest	6.4%	6.4%
Mid Atlantic	4.0%	4.1%
	100.0%	100.0%

Investing and Servicing Segment

The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of March 31, 2016 and December 31, 2015 (amounts in thousands):

				Asset
	Face	Carrying		Specific		Net
	Amount	Value		Financing		Investment
March 31, 2016
CMBS, fair value option	$4,587,460	$1,012,618	(1)	$215,064		$797,554
Intangible assets - servicing rights	N/A	124,979	(2)	—		124,979
Lease intangibles, net	N/A	17,802		—		17,802
Loans held-for-sale, fair value option	151,970	154,225		82,881		71,344
Loans held-for-investment	17,717	17,717		—		17,717
Investment in unconsolidated entities	N/A	52,463		—		52,463
Properties, net	N/A	172,289		99,939		72,350
	$4,757,147	$1,552,093		$397,884		$1,154,209
December 31, 2015
CMBS, fair value option	$4,704,136	$1,038,200	(1)	$193,944		$844,256
Intangible assets - servicing rights	N/A	134,153	(2)	—		134,153
Lease intangibles, net	N/A	14,621		—		14,621
Loans held-for-sale, fair value option	203,710	203,865		145,803	(3)	58,062
Investment in unconsolidated entities	N/A	53,145		—		53,145
Properties, net	N/A	150,497		82,513	(3)	67,984
	$4,907,846	$1,594,481		$422,260		$1,172,221

(1)	Includes $915.9 million and $825.2 million of CMBS reflected in “VIE liabilities” in accordance with ASC 810 as of March 31, 2016 and December 31, 2015, respectively.
(2)	Includes $27.4 million and $11.8 million of servicing rights intangibles reflected in “VIE assets” in accordance with ASC 810 as of March 31, 2016 and December 31, 2015, respectively.

(3)	Amounts reclassified in accordance with ASU 2015-03 as discussed in Note 2 to the Condensed Consolidated Financial Statements.

Our Investing and Servicing Segment’s REO Portfolio, as defined in Note 3 to the Condensed Consolidated Financial Statements, had the following characteristics based on carrying values of $165.8 million and $140.9 million as of March 31, 2015 and December 31, 2015, respectively:

Property Type	March 31, 2016	December 31, 2015
Retail	69.2%	71.4%
Multi-family	16.7%	18.9%
Self-Storage	8.2%	9.7%
Mixed Use	5.9%	—%
	100.0%	100.0%

Geographic Location	March 31, 2016	December 31, 2015
South East	30.6%	35.3%
North East	30.1%	35.7%
South West	12.6%	14.9%
Mid Atlantic	9.0%	—%
West	8.9%	3.6%
Midwest	8.8%	10.5%
	100.0%	100.0%

Property Segment

The following table sets forth the amount of each category of investments, which are comprised of properties, the Retail Fund and intangible lease assets and liabilities, held within our Property Segment as of March 31, 2016 and December 31, 2015 (amounts in thousands):

	March 31, 2016	December 31, 2015
Properties, net	$982,686	$768,728
Lease intangibles, net	58,100	58,658
Investment in unconsolidated entities	121,297	122,454
	$1,162,083	$949,840

The following table sets forth our net investment and other information regarding the Property Segment’s properties and intangible lease assets and liabilities as of March 31, 2016 (dollar amounts in thousands):

	Net	Asset			Weighted Average
	Carrying	Specific	Net	Occupancy	Remaining
	Value	Financing	Investment	Rate	Lease Term
Office—Ireland Portfolio	$482,532	$318,264	$164,268	98.5%	10.4 years
Multi-family residential—Ireland Portfolio	17,554	11,584	5,970	97.0%	0.5 years
Multi-family residential—Woodstar Portfolio	540,700	382,934	157,766	97.8%	0.5 years
	$1,040,786	$712,782	$328,004

New Credit Facilities and Amendments

Refer to Note 9 of our Condensed Consolidated Financial Statements for a detailed discussion of new credit facilities and amendments to existing credit facilities executed since December 31, 2015.

Borrowings under Various Secured Financing Arrangements

The following table is a summary of our financing facilities as of March 31, 2016 (dollar amounts in thousands):

				Pledged				Approved
				Asset	Maximum			but	Unallocated
	Current	Extended		Carrying	Facility		Outstanding	Undrawn	Financing
	Maturity	Maturity(a)	Pricing	Value	Size		Balance	Capacity(b)	Amount(c)
Lender 1 Repo 1	(d)	(d)	LIBOR + 1.85% to 5.25%	$2,155,043	$1,600,000		$1,340,634	$49,952	$209,414
Lender 2 Repo 1	Oct 2017	Oct 2020	LIBOR + 1.75% to 2.75%	285,237	500,000		175,912	45,224	278,864
Lender 3 Repo 1	May 2017	May 2019	LIBOR + 2.50% to 2.85%	152,414	109,745		109,745	—	—
Lender 4 Repo 1	Oct 2016	Oct 2017	LIBOR + 2.00%	385,003	301,518		301,518	—	—
Lender 4 Repo 2	Dec 2018	Dec 2020	LIBOR + 2.50%	192,257	1,000,000	(e)	151,999	—	848,001
Lender 6 Repo 1	Aug 2018	N/A	LIBOR + 2.50% to 3.00%	702,162	500,000		413,104	74,268	12,628
Lender 7 Secured Financing	Jul 2018	Jul 2019	LIBOR + 2.75% (f)	109,285	650,000	(g)	—	—	650,000
Conduit Repo 1	Sep 2016	N/A	LIBOR + 1.95% to 3.35%	—	150,000		—	—	150,000
Conduit Repo 2	Nov 2016	N/A	LIBOR + 2.10%	—	150,000		—	—	150,000
Conduit Repo 3	Feb 2018	Feb 2019	LIBOR + 2.10%	96,986	150,000		71,599	—	78,401
Conduit Repo 4	Oct 2017	Oct 2020	LIBOR + 2.25%	16,842	100,000		12,188	—	87,812
CMBS Repo 1	(h)	(h)	LIBOR + 1.90%	32,710	21,354		21,354	—	—
CMBS Repo 2	Dec 2017	N/A	LIBOR + 2.35% to 2.70%	132,740	100,238		100,238	—	—
CMBS Repo 3	(i)	(i)	LIBOR + 1.40% to 1.85%	365,199	260,777		260,777	—	—
RMBS Repo 1	(j)	N/A	LIBOR + 1.90%	168,001	125,000		71,707	26,257	27,036
Investing and Servicing Segment Property Mortgages	June 2018 to Dec 2025	N/A	Various	133,136	106,055		100,715	—	—
Ireland Portfolio Mortgage	May 2020	N/A	EURIBOR + 1.69%	500,086	334,623		334,623	—	—
Woodstar Portfolio Mortgages	Nov 2025 to Jan 2026	N/A	3.72% to 3.81%	338,281	248,630		248,630	—	—
Woodstar Portfolio Government Financing	Mar 2026 to June 2049	N/A	1.00% to 5.00%	296,321	135,437		135,437	—	—
Term Loan	Apr 2020	N/A	LIBOR + 2.75% (f)	3,015,838	656,578		656,578	—	—
FHLB Advances	Nov 2016	N/A	LIBOR + 0.37%	10,746	9,250		9,250	—	—
				$9,088,287	$7,209,205		4,516,008	$195,701	$2,492,156
Unamortized premium, net							1,099
Unamortized deferred financing costs							(36,147)
							$4,480,960

(a)	Subject to certain conditions as defined in the respective facility agreement.

(b)	Approved but undrawn capacity represents the total draw amount that has been approved by the lender related to those assets that have been pledged as collateral, less the drawn amount.

(c)	Unallocated financing amount represents the maximum facility size less the total draw capacity that has been approved by the lender.

(d)

Maturity date for borrowings collateralized by loans is January 2017 before extension options and January 2019 assuming the exercise of initial extension options.  Borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions and not to exceed January 2023.

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

(h)

Facility carries a rolling 11 month term which may reset monthly with the lender’s consent not to exceed December 2018.  This facility carries no maximum facility size.  Amount herein reflects the outstanding balance as of March 31, 2016.

(i)

Facility carries a rolling 12 month term which may reset monthly with the lender’s consent. Current maturity is March 2017. This facility carries no maximum facility size. Amount herein reflects the outstanding balance as of March 31, 2016.

(j)	The date that is 180 days after the buyer delivers notice to seller, subject to a maximum date of March 2017.

As of March 31, 2016, Wells Fargo Bank, N.A. is our largest creditor through two repurchase facilities (Lender 1 Repo 1 facility and RMBS Repo 1 facility).

Refer to Note 9 of our Condensed Consolidated Financial Statements for further disclosure regarding the terms of our financing arrangements.

Borrowings under Convertible Senior Notes

The following table is a summary of our unsecured convertible senior notes outstanding as of March 31, 2016 (amounts in thousands, except rates):

						Remaining
	Principal	Coupon	Effective	Conversion	Maturity	Period of
	Amount	Rate	Rate	Rate	Date	Amortization
2017 Notes	$431,250	3.75%	5.87%	41.7397	10/15/2017	1.5	years
2018 Notes	$599,981	4.55%	6.10%	46.4599	3/1/2018	1.9	years
2019 Notes	$341,363	4.00%	5.35%	49.2239	1/15/2019	2.8	years

During both the three months ended March 31, 2016 and 2015, the weighted average effective borrowing rates on our convertible senior notes was 5.7%.  These effective borrowing rates include the effects of underwriter purchase discount and the adjustment for the conversion option, the initial value of which reduced the balance of the notes.

Refer to Note 10 of our Condensed Consolidated Financial Statements for further disclosure regarding the terms of our convertible senior notes.

Variance between Average and Quarter-End Credit Facility Borrowings Outstanding

The following table compares the average amount outstanding under our secured financing agreements during each quarter and the amount outstanding as of the end of each quarter, together with an explanation of significant variances (dollar amounts in thousands):

		Weighted-Average		Explanations
	Quarter-End	Balance During		for Significant
Quarter Ended	Balance	Quarter	Variance	Variances
December 31, 2015	$4,020,737	$3,809,666	$211,071	(a)
March 31, 2016	4,516,008	4,227,953	288,055	(b)

(a)	Variance primarily due to the following: (i) $139.6 million drawn on the Lender 6 Repo 1 facility in December 2015; and (ii) $100.7 million of Woodstar Portfolio Mortgages in December 2015.

(b)	Variance primarily due to the following: (i) $196.3 million drawn on the Lender 1 Repo 1 facility in March 2016; and (ii) $27.2 million drawn on the CMBS Repo 3 facility in March 2016.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities

The following scheduled and/or projected principal repayments on our investments were based upon the amounts outstanding and contractual terms of the financing facilities in effect as of March 31, 2016 (amounts in thousands):

	Scheduled Principal	Scheduled/Projected	Projected/Required	Scheduled Principal
	Repayments on Loans	Principal Repayments	Repayments of	Inflows Net of
	and HTM Securities	on RMBS and CMBS	Financing	Financing Outflows
Second Quarter 2016	$232,887	$22,069	$(90,843)	$164,113
Third Quarter 2016	332,371	21,208	(123,834)	229,745
Fourth Quarter 2016	495,101	75,336	(155,527)	414,910
First Quarter 2017	131,682	70,261	(364,762)	(162,819)
Total	$1,192,041	$188,874	$(734,966)	$645,949

In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

Issuances of Equity Securities

We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At March 31, 2016, we had 100,000,000 shares of preferred stock available for issuance and 262,388,030 shares of common stock available for issuance.

Other Potential Sources of Financing

In the future, we may also use other sources of financing to fund the acquisition of our target assets, including other secured as well as unsecured forms of borrowing and sale of certain investment securities which no longer meet our return requirements.

Repurchases of Equity Securities and Convertible Senior Notes

In September 2014, our board of directors authorized and announced the repurchase of up to $250 million of our outstanding common stock over a period of one year. Subsequent amendments to the repurchase program approved by our board of directors in December 2014, June 2015 and January 2016 resulted in the program being (i) amended to increase maximum repurchases to $500 million, (ii) expanded to allow for the repurchase of our outstanding convertible senior notes under the program and (iii) extended through January 2017. Purchases made pursuant to the program are made in either the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are discretionary and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. During the three months ended March 31, 2016, we repurchased $19.7 million of common stock and no convertible senior notes under the repurchase program.  As of March 31, 2016, we have $282.1 million of remaining capacity to repurchase common stock and/or convertible senior notes under the repurchase program.

Off-Balance Sheet Arrangements

We have relationships with unconsolidated entities and financial partnerships, such as entities often referred to as VIEs. Our maximum risk of loss associated with our involvement in VIEs is limited to the carrying value of our investment in the entity and any unfunded capital commitments. Refer to Note 14 of our Condensed Consolidated Financial Statements for further discussion.

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

The Company’s board of directors declared the following dividends during the three months ended March 31, 2016:

Declare Date	Record Date	Payment Date	Amount	Frequency
2/25/16	3/31/16	4/15/16	$0.48	Quarterly

On May 9, 2016, our board of directors declared a dividend of $0.48 per share for the second quarter of 2016, which is payable on July 15, 2016 to common stockholders of record as of June 30, 2016.

Leverage Policies

Our strategies with regards to use of leverage have not changed significantly since December 31, 2015.  Refer to our Form 10-K for a description of our strategies regarding use of leverage.

Contractual Obligations and Commitments

Contractual obligations as of March 31, 2016 are as follows (amounts in thousands):

		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Secured financings (a)	$4,516,008	$734,966	$1,772,273	$1,504,891	$503,878
Convertible senior notes	1,372,594	—	1,372,594	—	—
Secured borrowings on transferred loans (b)	111,702	—	111,702	—	—
Loan funding commitments (c)	1,157,296	706,909	428,922	21,465	—
Future lease commitments	33,472	6,995	13,436	11,717	1,324
Total	$7,191,072	$1,448,870	$3,698,927	$1,538,073	$505,202

(a)	Includes available extension options.
(b)

These amounts relate to financial asset sales that were required to be accounted for as secured borrowings. As a result, the assets we sold remain on our consolidated balance sheet for financial reporting purposes. Such assets are expected to provide match funding for these liabilities.

(c)

Excludes $282.8 million of loan funding commitments in which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower either earlier than, or in excess of, expectations.  In addition, this amount excludes any funding commitments which may be required pursuant to Company guarantees.  In limited instances, specifically with loans involving multiple construction lenders, the Company has guaranteed the future funding obligations of certain third party lenders in the event that such third parties fail to fund their proportionate share of the obligation in a timely manner.  We are currently unaware of any circumstances which would require us to make payments under any of these guarantees and, as a result, have not included any such amounts in the above table.

The table above does not include interest payable, amounts due under our management agreement or derivative agreements as those contracts do not have fixed and determinable payments.

Critical Accounting Estimates

Refer to the section of our Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” for a full discussion of our critical accounting estimates.  Our critical accounting estimates have not materially changed since December 31, 2015.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of our capital stock. While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience and seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.  Our strategies for managing risk and our exposure to such risks have not changed materially since December 31, 2015.  Refer to our Form 10-K, Item 7A for further discussion.

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

We seek to further manage credit risk associated with our Investing and Servicing Segment loans held-for-sale through the purchase of credit index instruments.  The following table presents our credit index instruments as of March 31, 2016 and December 31, 2015 (dollar amounts in thousands):

	Face Value of	Aggregate Notional Value of	Number of
	Loans Held-for-Sale	Credit Index Instruments	Credit Index Instruments
March 31, 2016	$151,970	$36,000	9
December 31, 2015	$203,710	$40,000	11

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations such as repurchase agreements, bank credit facilities, term loans, revolving facilities and securitizations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we mitigate such interest rate risk through the utilization of interest rate derivatives of the same duration. The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of March 31, 2016 and December 31, 2015 (dollar amounts in thousands):

		Aggregate Notional
	Face Value of	Value of Interest	Number of Interest
	Hedged Instruments	Rate Derivatives	Rate Derivatives
Instrument hedged as of March 31, 2016
Loans held-for-investment	$8,000	$8,000	1
Loans held-for-sale	151,970	119,500	33
RMBS, available-for-sale	327,167	74,000	3
Secured financing agreements	532,240	526,615	13
	$1,019,377	$728,115	50
Instrument hedged as of December 31, 2015
Loans held-for-investment	$8,000	$8,000	1
Loans held-for-sale	203,710	162,700	27
RMBS, available-for-sale	233,976	74,000	3
Secured financing agreements	518,505	519,142	14
	$964,191	$763,842	45

The following table summarizes the estimated annual change in net investment income for our LIBOR-based investments and our LIBOR-based debt assuming increases or decreases in LIBOR and adjusted for the effects of our interest rate hedging activities (amounts in thousands, except per share amounts):

	Variable-rate
	investments and	3.0%	2.0%	1.0%	1.0%
Income (Expense) Subject to Interest Rate Sensitivity	indebtedness	Increase	Increase	Increase	Decrease (1)
Investment income from variable-rate investments	$5,580,593	$179,820	$117,674	$56,727	$(16,131)
Interest expense from variable-rate debt	(4,073,861)	(122,216)	(81,477)	(40,739)	15,911
Net investment income from variable rate instruments	$1,506,732	$57,604	$36,197	$15,988	$(220)
Impact per diluted average shares outstanding		$0.24	$0.15	$0.07	$—

(1)	Assumes LIBOR does not go below 0%.

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

The following table represents our current currency hedge exposure as it relates to our investments denominated in foreign currencies, along with the aggregate notional amount of the hedges in place (amounts in thousands except for number of contracts, using the March 31, 2016 GBP closing rate of 1.4358, Euro (“EUR”) closing rate of 1.1382, Swedish Krona (“SEK”) closing rate of 0.1232, Norwegian Krone (“NOK”) closing rate of 0.1211 and Danish Krone (“DKK”) closing rate of 0.1527):

Carrying Value of Net Investment	Local Currency	Number of Foreign Exchange Contracts		Aggregate Notional Value of Hedges Applied	Expiration Range of Contracts
$53,793	GBP	14		$66,972	May 2016 – July 2016
60,213	GBP	16		66,435	January 2017
10,176	GBP	1		9,611	June 2016
76,429	GBP	13		89,170	January 2018
5,706	EUR, DKK, NOK, SEK	8		7,524	December 2016
85,549	GBP	5		94,513	April 2016 – April 2017
1,940	GBP	3		2,605	June 2016 – March 2018
170,238	EUR	51	(1)	283,914	June 2016 – June 2020
13,911	GBP	9		14,960	April 2016 – January 2018
40,666	EUR	8		38,041	May 2016 – October 2016
60,263	EUR	22		63,858	October 2016
$578,884		150		$737,603

(1)	These foreign exchange contracts hedge our Euro currency exposure created by our acquisition of the Ireland Portfolio.

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

Changes in Internal Control Over Financial Reporting.  No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

Currently, no material legal proceedings are pending or, to our knowledge, threatened or contemplated against us, that could have a material adverse effect on our business, financial position or results of operations.

Item 1A.    Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of securities during the three months ended March 31, 2016.

Issuer Purchases of Equity Securities

The following table provides information regarding our purchases of common stock during the quarter ended March 31, 2016:

			Number of shares	Value of shares available
		Average	purchased as part of	for purchase
	Total number of	repurchase	publicly announced	under the program
Period	shares purchased	price per share	program (1)	(in thousands)
January 2016	981,689	$18.71	981,689	$283,448,810
February 2016	71,200	18.79	71,200	282,109,388

(1)

In September 2014, our board of directors authorized and announced the repurchase of up to $250 million of our outstanding common stock over a period of one year. Subsequent amendments to the repurchase program approved by our board of directors in December 2014, June 2015 and January 2016 resulted in the program being (i) amended to increase maximum repurchases to $500 million, (ii) expanded to allow for the repurchase of our outstanding convertible senior notes under the program and (iii) extended through January 2017.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD PROPERTY TRUST, INC.

Date: May 9, 2016	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: May 9, 2016	By:	/s/ RINA PANIRY
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