Form 10-Q
period 2016-06-30
STARWOOD PROPERTY TRUST, INC.
filed 2016-08-04
CIK 1465128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of July 29, 2016 was 238,048,384.

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

These forward-looking statements are based largely on our current beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors that may cause actual results to vary from our forward-looking statements include, but are not limited to:

•

factors described in our Annual Report on Form 10-K for the year ended December 31, 2015, this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, including those set forth under the captions “Risk Factors” and “Business”;

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands, except share data)

	As of	As of
	June 30, 2016	December 31, 2015
Assets:
Cash and cash equivalents	$404,820	$368,815
Restricted cash	41,131	23,069
Loans held-for-investment, net	5,693,452	5,973,079
Loans held-for-sale, at fair value	237,106	203,865
Loans transferred as secured borrowings	93,268	86,573
Investment securities ($378,461 and $403,703 held at fair value)	898,803	724,947
Properties, net	1,232,855	919,225
Intangible assets ($83,301 and $119,698 held at fair value)	177,053	201,570
Investment in unconsolidated entities	200,541	199,201
Goodwill	140,437	140,437
Derivative assets	42,692	45,091
Accrued interest receivable	30,036	34,314
Other assets	118,050	102,479
Variable interest entity (“VIE”) assets, at fair value	80,076,117	76,675,689
Total Assets	$89,386,361	$85,698,354
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$140,612	$156,805
Related-party payable	20,318	40,955
Dividends payable	115,013	114,947
Derivative liabilities	17,870	5,196
Secured financing agreements, net	4,476,221	3,980,699
Convertible senior notes, net	1,334,424	1,323,795
Secured borrowings on transferred loans	94,668	88,000
VIE liabilities, at fair value	79,087,142	75,817,014
Total Liabilities	85,286,268	81,527,411
Commitments and contingencies (Note 21)
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 242,653,861 issued and 238,046,976 outstanding as of June 30, 2016 and 241,044,775 issued and 237,490,779 outstanding as of December 31, 2015	2,427	2,410
Additional paid-in capital	4,220,887	4,192,844
Treasury stock (4,606,885 shares and 3,553,996 shares)	(92,104)	(72,381)
Accumulated other comprehensive income	32,627	29,729
Accumulated deficit	(103,373)	(12,286)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,060,464	4,140,316
Non-controlling interests in consolidated subsidiaries	39,629	30,627
Total Equity	4,100,093	4,170,943
Total Liabilities and Equity	$89,386,361	$85,698,354

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Interest income from loans	$122,557	$118,292	$240,089	$236,721
Interest income from investment securities	15,301	23,810	34,704	51,554
Servicing fees	23,312	30,154	48,003	58,411
Rental income	37,843	5,014	70,520	7,686
Other revenues	979	1,390	2,169	3,137
Total revenues	199,992	178,660	395,485	357,509
Costs and expenses:
Management fees	23,767	26,821	48,730	54,789
Interest expense	57,635	49,799	114,155	100,333
General and administrative	35,409	41,404	68,207	76,668
Acquisition and investment pursuit costs	2,888	4,867	4,173	6,053
Costs of rental operations	15,852	1,211	28,507	2,909
Depreciation and amortization	19,073	5,828	37,833	9,913
Loan loss allowance, net	2,029	2,661	1,268	2,978
Other expense	—	—	100	375
Total costs and expenses	156,653	132,591	302,973	254,018
Income before other income (loss), income taxes and non-controlling interests	43,339	46,069	92,512	103,491
Other income (loss):
Change in net assets related to consolidated VIEs	50,707	55,873	46,540	103,734
Change in fair value of servicing rights	(12,191)	(2,652)	(18,930)	(4,194)
Change in fair value of investment securities, net	1,319	1,446	2,072	947
Change in fair value of mortgage loans held-for-sale, net	13,235	10,831	20,126	31,962
Earnings from unconsolidated entities	4,479	8,951	8,544	15,041
(Loss) gain on sale of investments and other assets, net	(90)	209	155	17,407
Gain (loss) on derivative financial instruments, net	20,253	(19,530)	(4,465)	5,093
Foreign currency (loss) gain, net	(16,988)	20,854	(17,366)	(9,453)
Total other-than-temporary impairment (“OTTI”)	—	—	(54)	—
Noncredit portion of OTTI recognized in other comprehensive income	—	—	54	—
Net impairment losses recognized in earnings	—	—	—	—
Loss on extinguishment of debt	—	(629)	—	(5,921)
Other income, net	8,714	10	10,729	55
Total other income (loss)	69,438	75,363	47,405	154,671
Income before income taxes	112,777	121,432	139,917	258,162
Income tax provision	(706)	(3,792)	(800)	(19,743)
Net income	112,071	117,640	139,117	238,419
Net income attributable to non-controlling interests	(598)	(492)	(987)	(908)
Net income attributable to Starwood Property Trust, Inc.	$111,473	$117,148	$138,130	$237,511

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic	$0.47	$0.49	$0.58	$1.03
Diluted	$0.47	$0.49	$0.58	$1.02

Dividends declared per common share	$0.48	$0.48	$0.96	$0.96

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, amounts in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$112,071	$117,640	$139,117	$238,419
Other comprehensive (loss) income (net change by component):
Cash flow hedges	(48)	123	(321)	(140)
Available-for-sale securities	5,951	(1,857)	2,551	(9,820)
Foreign currency remeasurement	(6,733)	8,273	668	(35)
Other comprehensive (loss) gain	(830)	6,539	2,898	(9,995)
Comprehensive income	111,241	124,179	142,015	228,424
Less: Comprehensive income attributable to non-controlling interests	(598)	(492)	(987)	(908)
Comprehensive income attributable to Starwood Property Trust, Inc.	$110,643	$123,687	$141,028	$227,516

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited, amounts in thousands, except share data)

								Total
								Starwood
						(Accumulated	Accumulated	Property
	Common stock		Additional			Deficit)	Other	Trust, Inc.	Non-
		Par	Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders’	Controlling	Total
	Shares	Value	Capital	Shares	Amount	Earnings	Income	Equity	Interests	Equity

Balance, January 1, 2016	241,044,775	$2,410	$4,192,844	3,553,996	$(72,381)	$(12,286)	$29,729	$4,140,316	$30,627	$4,170,943
Proceeds from DRIP Plan	9,163	—	177	—	—	—	—	177	—	177
Common stock repurchased	—	—	—	1,052,889	(19,723)	—	—	(19,723)	—	(19,723)
Share-based compensation	876,674	9	14,651	—	—	—	—	14,660	—	14,660
Manager incentive fee paid in stock	723,249	8	13,215	—	—	—	—	13,223	—	13,223
Net income	—	—	—	—	—	138,130	—	138,130	987	139,117
Dividends declared, $0.96 per share	—	—	—	—	—	(229,217)	—	(229,217)	—	(229,217)
Other comprehensive income, net	—	—	—	—	—	—	2,898	2,898	—	2,898
VIE non-controlling interests	—	—	—	—	—	—	—	—	(52)	(52)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	10,417	10,417
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(2,350)	(2,350)
Balance, June 30, 2016	242,653,861	$2,427	$4,220,887	4,606,885	$(92,104)	$(103,373)	$32,627	$4,060,464	$39,629	$4,100,093

Balance, January 1, 2015	224,752,053	$2,248	$3,835,725	1,213,750	$(23,635)	$(9,378)	$55,896	$3,860,856	$22,056	$3,882,912
Proceeds from public offering of common stock	13,800,000	138	326,004	—	—	—	—	326,142	—	326,142
Proceeds from DRIP Plan	6,404	—	154	—	—	—	—	154	—	154
Equity offering costs	—	—	(892)	—	—	—	—	(892)	—	(892)
Common stock repurchased	—	—	—	400,000	(8,829)	—	—	(8,829)	—	(8,829)
Equity component of 4.0% Convertible Senior Notes repurchase	—	—	(17,727)	—	—	—	—	(17,727)	—	(17,727)
Share-based compensation	1,112,157	11	17,871	—	—	—	—	17,882	—	17,882
Manager incentive fee paid in stock	523,560	5	12,734	—	—	—	—	12,739	—	12,739
Net income	—	—	—	—	—	237,511	—	237,511	908	238,419
Dividends declared, $0.96 per share	—	—	—	—	—	(224,010)	—	(224,010)	—	(224,010)
Other comprehensive loss, net	—	—	—	—	—	—	(9,995)	(9,995)	—	(9,995)
VIE non-controlling interests	—	—	—	—	—	—	—	—	1,045	1,045
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	2,077	2,077
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(792)	(792)
Balance, June 30, 2015	240,194,174	$2,402	$4,173,869	1,613,750	$(32,464)	$4,123	$45,901	$4,193,831	$25,294	$4,219,125

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	For the Six Months Ended
	June 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$139,117	$238,419
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs, premiums and discounts on secured financing agreements	8,212	7,159
Amortization of convertible debt discount and deferred costs	10,628	10,503
Accretion of net discount on investment securities	(7,349)	(16,314)
Accretion of net deferred loan fees and discounts	(23,362)	(18,139)
Amortization of net discount from secured borrowings on transferred loans	—	4
Share-based compensation	14,660	17,882
Share-based component of incentive fees	13,223	12,739
Change in fair value of fair value option investment securities	(2,072)	(947)
Change in fair value of consolidated VIEs	45,899	3,663
Change in fair value of servicing rights	18,930	4,194
Change in fair value of loans held-for-sale	(20,126)	(31,962)
Change in fair value of derivatives	2,332	(8,782)
Foreign currency loss, net	17,169	9,659
Gain on sale of investments and other assets	(155)	(17,407)
Loan loss allowance, net	1,268	2,978
Depreciation and amortization	34,664	9,079
Earnings from unconsolidated entities	(8,544)	(15,041)
Distributions of earnings from unconsolidated entities	9,817	14,752
Bargain purchase gain	(8,406)	—
Loss on extinguishment of debt	—	5,921
Originations of loans held-for-sale, net of principal collections	(488,448)	(889,413)
Proceeds from sale of loans held-for-sale	475,333	1,033,644
Changes in operating assets and liabilities:
Related-party payable, net	(20,749)	(16,192)
Accrued and capitalized interest receivable, less purchased interest	(41,151)	(32,185)
Other assets	6,715	(11,452)
Accounts payable, accrued expenses and other liabilities	(29,055)	(17,810)
Net cash provided by operating activities	148,550	294,952
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(997,421)	(1,256,784)
Proceeds from principal collections on loans	1,193,643	698,901
Proceeds from loans sold	121,276	378,576
Purchase of investment securities	(350,642)	(147,423)
Proceeds from sales of investment securities	1,269	5,098
Proceeds from principal collections on investment securities	47,544	247,774
Real estate business combinations, net of cash acquired	(91,186)	(95,891)
Proceeds from sale of properties	—	33,056
Purchase of other assets	(5,521)	—
Investment in unconsolidated entities	(3,854)	(32,065)
Distribution of capital from unconsolidated entities	1,244	22,127
Payments for purchase or termination of derivatives	(15,144)	(13,894)
Proceeds from termination of derivatives	27,447	24,782
Return of investment basis in purchased derivative asset	137	177
(Increase) decrease in restricted cash, net	(17,840)	16,090
Net cash used in investing activities	(89,048)	(119,476)

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited, amounts in thousands)

	For the Six Months Ended
	June 30,
	2016	2015
Cash Flows from Financing Activities:
Borrowings under financing agreements	$2,059,599	$2,464,018
Principal repayments on and repurchases of borrowings	(1,711,117)	(2,445,916)
Payment of deferred financing costs	(6,437)	(7,054)
Proceeds from common stock issuances	177	326,296
Payment of equity offering costs	—	(892)
Payment of dividends	(229,151)	(216,623)
Contributions from non-controlling interests	10,417	—
Distributions to non-controlling interests	(2,350)	(792)
Purchase of treasury stock	(19,723)	(2,268)
Issuance of debt of consolidated VIEs	596	7,513
Repayment of debt of consolidated VIEs	(147,523)	(120,529)
Distributions of cash from consolidated VIEs	22,986	14,584
Net cash (used in) provided by financing activities	(22,526)	18,337
Net increase in cash and cash equivalents	36,976	193,813
Cash and cash equivalents, beginning of period	368,815	255,187
Effect of exchange rate changes on cash	(971)	(2,522)
Cash and cash equivalents, end of period	$404,820	$446,478
Supplemental disclosure of cash flow information:
Cash paid for interest	$91,961	$81,208
Income taxes paid	2,177	17,663
Supplemental disclosure of non-cash investing and financing activities:
Fair value of assets acquired, net of cash	$270,021	$393,774
Fair value of liabilities assumed	170,429	297,883
Net assets acquired from consolidated VIEs	102,976	31,309
Unsettled common stock repurchased	—	6,561
Dividends declared, but not yet paid	115,013	115,575
Consolidation of VIEs (VIE asset/liability additions)	16,850,221	5,657,627
Deconsolidation of VIEs (VIE asset/liability reductions)	5,126,980	3,481,363

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2016

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

We have three reportable business segments as of June 30, 2016:

•

Real estate lending (the “Lending Segment”)—engages primarily in originating, acquiring, financing and managing commercial first mortgages, subordinated mortgages, mezzanine loans, preferred equity, CMBS, RMBS and other real estate and real estate-related debt investments in both the U.S. and Europe that are held for investment.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results for the full year.

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

Our implementation of the ASU also resulted in the determination that certain entities in which we hold interests, which prior to the implementation of the ASU were not considered VIEs, are now considered VIEs as the limited partners of these entities do not collectively possess (i) the right to remove the general partner without cause or (ii) the right to participate in significant decisions made by the partnership.  The application of the ASU to these particular entities did not change our respective conclusions as to whether or not they should be consolidated.  We applied the provisions of this ASU using a modified retrospective approach which does not require the restatement of prior period financial statements.  There was no cumulative-effect adjustment to equity upon adoption.  Refer to Note 14 for further discussion of the impact of our implementation of ASU 2015-02.

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

For securitization VIEs in which we are determined to be the primary beneficiary, all of the underlying assets, liabilities and equity of the structures are recorded on our books, and the initial investment, along with any associated unrealized holding gains and losses, are eliminated in consolidation. Similarly, the interest income earned from these structures, as well as the fees paid by these trusts to us in our capacity as special servicer, are eliminated in consolidation. Further, an allocable portion of the identified servicing intangible asset associated with the servicing fee streams, and the corresponding allocable amortization or change in fair value of the servicing intangible asset, are also eliminated in consolidation.

We perform ongoing reassessments of: (1) whether any entities previously evaluated under the majority voting interest framework have become VIEs, based on certain events, and therefore subject to the VIE consolidation framework, and (2) whether changes in the facts and circumstances regarding our involvement with a VIE causes our consolidation conclusion regarding the VIE to change.

We elect the fair value option for initial and subsequent recognition of the assets and liabilities of our consolidated securitization VIEs.  Interest income and interest expense associated with these VIEs are no longer relevant on a standalone basis because these amounts are already reflected in the fair value changes.  We have elected to present these items in a single line on our condensed consolidated statements of operations.  The residual difference shown on our condensed consolidated statements of operations in the line item “Change in net assets related to consolidated VIEs” represents our beneficial interest in the VIEs.

We separately present the assets and liabilities of our consolidated securitization VIEs as individual line items on our condensed consolidated balance sheets.  The liabilities of our consolidated securitization VIEs consist solely of obligations to the bondholders of the related CMBS trusts, and are thus presented as a single line item entitled “VIE liabilities.” The assets of our consolidated securitization VIEs consist principally of loans, but at times, also include foreclosed loans which have been temporarily converted into real estate owned (“REO”).  These assets in the aggregate are likewise presented as a single line item entitled “VIE assets.”

Loans comprise the vast majority of our securitization VIE assets and are carried at fair value due to the election of the fair value option.  When an asset becomes REO, it is due to nonperformance of the loan.  Because the loan is already at fair value, the carrying value of an REO asset is also initially at fair value.  Furthermore, when we consolidate a CMBS trust, any existing REO would be consolidated at fair value.  Once an asset becomes REO, its disposition time is relatively short. As a result, the carrying value of an REO generally approximates fair value under GAAP.

In addition to sharing a similar measurement method as the loans in a CMBS trust, the securitization VIE assets as a whole can only be used to settle the obligations of the consolidated VIE.  The assets of our securitization VIEs are not individually accessible by the bondholders, which creates inherent limitations from a valuation perspective.  Also creating limitations from a valuation perspective is our role as special servicer, which provides us very limited visibility, if any, into the performing loans of a CMBS trust.

REO assets generally represent a very small percentage of the overall asset pool of a CMBS trust.  In a new issue CMBS trust there are no REO assets.  We estimate that REO assets constitute approximately 4% of our consolidated securitization VIE assets, with the remaining 96% representing loans.  However, it is important to note that the fair value of our securitization VIE assets is determined by reference to our securitization VIE liabilities as permitted under ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity.  In other words, our VIE liabilities are more reliably measurable than the VIE assets, resulting in our current measurement methodology which utilizes this value to determine the fair value of our securitization VIE assets as a whole. As a result, these percentages are not necessarily indicative of the relative fair values of each of these asset categories if the assets were to be valued individually.

Due to our accounting policy election under ASU 2014-13, separately presenting two different asset categories would result in an arbitrary assignment of value to each, with one asset category representing a residual amount, as opposed to its fair value.  However, as a pool, the fair value of the assets in total is equal to the fair value of the liabilities.

For these reasons, the assets of our securitization VIEs are presented in the aggregate.

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

We have elected the fair value option for eligible financial assets and liabilities of our consolidated securitization VIEs, loans held-for-sale originated by the Investing and Servicing Segment’s conduit platform, purchased CMBS issued by VIEs we could consolidate in the future and certain investments in marketable equity securities. The fair value elections for VIE and securitization related items were made in order to mitigate accounting mismatches between the carrying value of the instruments and the related assets and liabilities that we consolidate at fair value. The fair value elections for mortgage loans held-for-sale originated by the Investing and Servicing Segment’s conduit platform were made due to the short-term nature of these instruments. The fair value elections for investments in marketable equity securities were made because the shares are listed on an exchange, which allows us to determine the fair value using a quoted price from an active market.

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

As discussed above, we measure the assets and liabilities of consolidated securitization VIEs at fair value pursuant to our election of the fair value option. The securitization VIEs in which we invest are “static”; that is, no reinvestment is permitted, and there is no active management of the underlying assets. In determining the fair value of the assets and liabilities of the securitization VIE, we maximize the use of observable inputs over unobservable inputs. We also acknowledge that our principal market for selling CMBS assets is the securitization market where the market participant is considered to be a CMBS trust or a collateralized debt obligation (“CDO”). This methodology results in the fair value of the assets of a static CMBS trust being equal to the fair value of its liabilities. Refer to Note 19 for further discussion regarding our fair value measurements.

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

Nearly all of the Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities.  Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities.  For the three and six months ended June 30, 2016 and 2015, the two-class method resulted in the most dilutive EPS calculation.

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

On January 5, 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities, which impacts the accounting for equity investments, financial liabilities under the fair value option, and disclosure requirements for financial instruments.  The ASU shall be applied prospectively and is effective for annual periods, and interim periods therein, beginning after December 15, 2017.  Early application is not permitted. We are in the process of assessing the impact this ASU will have on the Company.

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes a right-of-use model for lessee accounting which results in the recognition of most leased assets and lease liabilities on the balance sheet of the lessee.  Lessor accounting was not significantly changed.  The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2018 by applying a modified retrospective approach. Early application is permitted. We are in the process of assessing the impact this ASU will have on the Company.

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

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which mandates use of an “expected loss” credit model for estimating future credit losses of certain financial instruments instead of the “incurred loss” credit model that existing GAAP currently mandates.  The “expected loss” model requires the consideration of possible credit losses over the life of an instrument compared to only estimating credit losses upon the occurrence of a discrete loss event in accordance with the current “incurred loss” methodology.  The ASU is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019. Early application is permissible though no earlier than the first interim or annual period beginning after December 15, 2018. We are in the process of assessing the impact this ASU will have on the Company.

3.  Acquisitions

Woodstar Portfolio Acquisition

During the three months ended June 30, 2016, we acquired the final two of the 32 affordable housing communities which comprise our “Woodstar Portfolio.”  During the three months ended March 31, 2016, we acquired 12 of the Woodstar Portfolio’s affordable housing communities.  The Woodstar Portfolio in its entirety is comprised of 8,948 units concentrated primarily in the Tampa, Orlando and West Palm Beach metropolitan areas and is 98% occupied.

The two affordable housing communities acquired during the three months ended June 30, 2016 are comprised of 628 units with total assets of $48.9 million and assumed liabilities of $22.1 million, which includes state sponsored financing and other assumed debt. The 14 affordable housing communities acquired during the six months ended June 30, 2016 are comprised of 3,710 units with total assets of $276.3 million and assumed liabilities of $170.4 million, which includes federal, state and county sponsored financing and other assumed debt. Refer to Note 9 for further discussion of these assumed debt facilities.

For the 14 affordable housing communities acquired during 2016, we recognized revenues of $14.6 million and net income of $5.0 million during the six months ended June 30, 2016.  Such net income includes (i) bargain purchase gains of $8.4 million, (ii) depreciation and amortization expense of $9.0 million and (iii) one-time acquisition-related costs, such as legal and due diligence costs, of approximately $0.8 million.

No goodwill was recognized in connection with the Woodstar Portfolio acquisition as the purchase price did not exceed the fair value of the net assets acquired.  During the three months ended June 30, 2016, a bargain purchase gain of $8.4 million was recognized within other income, net in our condensed consolidated statements of operations as the fair value of the net assets acquired during the three months ended June 30, 2016 exceeded the purchase price due to favorable changes in net asset fair values occurring between the date the purchase price was negotiated and the closing date.

Investing and Servicing Segment Property Portfolio

During the three and six months ended June 30, 2016, our Investing and Servicing Segment acquired controlling interests in commercial real estate properties as well as a non-performing loan from CMBS trusts for $58.0 million and $87.8 million, respectively.  In addition, during the three months ended June 30, 2016, we foreclosed on a non-performing loan that was previously acquired from a CMBS trust for $8.2 million.  These properties, aggregated with the controlling interests in 14 U.S. commercial real estate properties acquired from CMBS trusts during the year ended December 31, 2015 for $138.7 million, comprise the Investing and Servicing Segment Property Portfolio (the “REO Portfolio”). When the properties are acquired from CMBS trusts that are consolidated as VIEs on our balance sheet, the acquisitions are reflected as repayment of debt of consolidated VIEs in our consolidated statements of cash flows. No goodwill or bargain purchase gain was recognized in connection with the REO Portfolio acquisitions as the purchase price equaled the fair value of the net assets acquired.

Ireland Portfolio Acquisition

During 2015, we acquired 12 net leased fully occupied office properties and one multi-family property all located in Dublin, Ireland.  Collectively, these 13 properties comprise our “Ireland Portfolio”.

The Ireland Portfolio, which collectively is comprised of approximately 600,000 square feet, included total assets of $518.2 million and assumed debt of $283.0 million at acquisition. Following our acquisition, all assumed debt was immediately extinguished and replaced with new financing of $328.6 million from the Ireland Portfolio Mortgage (as set forth in Note 9).  All properties within the Ireland Portfolio were acquired from entities controlled by the same third party investment fund. No goodwill or bargain purchase gain was recognized in connection with the Ireland Portfolio acquisition as the purchase price equaled the fair value of the net assets acquired.

Purchase Price Allocations of Acquisitions

We applied the provisions of ASC 805, Business Combinations, in accounting for our acquisitions of the Woodstar Portfolio, the REO Portfolio and the Ireland Portfolio.  In doing so, we have recorded all identifiable assets acquired and liabilities assumed at fair value as of the respective acquisition dates.  These amounts for the Woodstar Portfolio and certain properties within the REO Portfolio are provisional and may be adjusted during the measurement period, which expires no later than one year from the acquisition dates, if new information is obtained that, if known, would have affected the amounts recognized as of the acquisition dates.

The following table summarizes the identified assets acquired and liabilities assumed at the respective acquisition dates (amounts in thousands):

	2016		2015
	Woodstar	REO	Woodstar	REO	Ireland
Assets acquired:	Portfolio	Portfolio	Portfolio	Portfolio	Portfolio
Cash and cash equivalents	$6,254	$—	$—	$—	$—
Restricted cash	—	—	—	—	10,829
Properties	245,430	68,096	339,040	128,218	445,369
Intangible assets	8,174	25,387	11,337	19,381	59,529
Other assets	16,417	2,858	652	4,973	2,508
Total assets acquired	276,275	96,341	351,029	152,572	518,235
Liabilities assumed:
Accounts payable, accrued expenses and other liabilities	19,666	3,063	18,030	6,998	17,552
Secured financing agreements	150,763	—	8,982	—	283,010
Total liabilities assumed	170,429	3,063	27,012	6,998	300,562
Non-controlling interests	—	5,492	—	6,904	—
Net assets acquired	$105,846	$87,786	$324,017	$138,670	$217,673

Pro-Forma Operating Data

The pro-forma revenues and net income attributable to the Company for the three and six months ended June 30, 2016 and 2015, assuming all the properties acquired within the Woodstar Portfolio, REO Portfolio and the Ireland Portfolio were acquired on January 1, 2014 for the 2015 acquisitions and January 1, 2015 for the 2016 acquisitions, are as follows (amounts in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	$202,304	$212,251	$405,577	$428,261
Net income attributable to STWD	102,983	115,354	131,819	237,563
Net income per share - Basic	0.43	0.49	0.55	1.03
Net income per share - Diluted	0.43	0.48	0.55	1.02

Pro-forma net income was adjusted to include the following estimated incremental management fees the combined entity would have incurred (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Management fee expense addition	$175	$1,966	$663	$4,335

4. Loans

Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option. The following tables summarize our investments in mortgages and loans by subordination class as of June 30, 2016 and December 31, 2015 (dollars in thousands):

				Weighted
			Weighted	Average Life
	Carrying	Face	Average	(“WAL”)
June 30, 2016	Value	Amount	Coupon	(years)(3)
First mortgages (1)	$4,538,986	$4,592,601	5.8%	2.4
Subordinated mortgages (2)	392,208	413,228	8.5%	3.0
Mezzanine loans (1)	769,555	756,400	9.9%	2.1
Total loans held-for-investment	5,700,749	5,762,229
Loans held-for-sale, fair value option elected	237,106	235,296	5.0%	9.8
Loans transferred as secured borrowings	93,268	94,668	6.1%	2.0
Total gross loans	6,031,123	6,092,193
Loan loss allowance (loans held-for-investment)	(7,297)	—
Total net loans	$6,023,826	$6,092,193

December 31, 2015
First mortgages (1)	$4,723,852	$4,776,576	6.0%	2.7
Subordinated mortgages (2)	392,563	416,713	8.5%	3.4
Mezzanine loans (1)	862,693	850,024	9.9%	2.5
Total loans held-for-investment	5,979,108	6,043,313
Loans held-for-sale, fair value option elected	203,865	203,710	4.9%	9.8
Loans transferred as secured borrowings	86,573	88,000	6.1%	2.4
Total gross loans	6,269,546	6,335,023
Loan loss allowance (loans held-for-investment)	(6,029)	—
Total net loans	$6,263,517	$6,335,023

(1)

First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.  The application of this methodology resulted in mezzanine loans with carrying values of $949.2 million and $930.0 million being classified as first mortgages as of June 30, 2016 and December 31, 2015, respectively.

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

As of June 30, 2016, approximately $5.1 billion, or 89.1%, of our loans held-for-investment were variable rate and paid interest principally at LIBOR plus a weighted-average spread of 5.9%. The following table summarizes our investments in floating rate loans (dollars in thousands):

	June 30, 2016			December 31, 2015
			Carrying			Carrying
Index	Base Rate		Value	Base Rate		Value
One-month LIBOR USD	0.4651%		$572,062	0.4295%		$438,641
Three-month LIBOR GBP	N/A		—	0.5904%		375,467
LIBOR floor	0.15 - 3.00	% (1)	4,508,359	0.15 - 3.00	% (1)	4,237,947
Total			$5,080,421			$5,052,055

(1)	The weighted-average LIBOR floor was 0.32% and 0.31% as of June 30, 2016 and December 31, 2015, respectively.

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

As of June 30, 2016, the risk ratings for loans subject to our rating system, which excludes loans on the cost recovery method and loans for which the fair value option has been elected, by class of loan were as follows (dollars in thousands):

	Balance Sheet Classification
	Loans Held-For-Investment				Loans
					Transferred		% of
Risk Rating	First	Subordinated	Mezzanine	Loans Held-	As Secured		Total
Category	Mortgages	Mortgages	Loans	For-Sale	Borrowings	Total	Loans
1	$3,070	$—	$—	$—	$—	$3,070	0.1%
2	606,666	86,069	96,404	—	—	789,139	13.1%
3	3,728,584	285,921	552,692	—	93,268	4,660,465	77.3%
4	200,666	20,218	58,262	—	—	279,146	4.6%
5	—	—	62,197	—	—	62,197	1.0%
N/A	—	—	—	237,106	—	237,106	3.9%
	$4,538,986	$392,208	$769,555	$237,106	$93,268	$6,031,123	100.0%

As of December 31, 2015, the risk ratings for loans subject to our rating system by class of loan were as follows (dollars in thousands):

	Balance Sheet Classification
	Loans Held-For-Investment				Loans
					Transferred		% of
Risk Rating	First	Subordinated	Mezzanine	Loans Held-	As Secured		Total
Category	Mortgages	Mortgages	Loans	For-Sale	Borrowings	Total	Loans
1	$664	$—	$—	$—	$—	$664	—%
2	496,372	88,857	90,449	—	—	675,678	10.8%
3	3,979,247	270,435	651,204	—	86,573	4,987,459	79.6%
4	247,569	33,271	121,040	—	—	401,880	6.4%
5	—	—	—	—	—	—	—%
N/A	—	—	—	203,865	—	203,865	3.2%
	$4,723,852	$392,563	$862,693	$203,865	$86,573	$6,269,546	100.0%

After completing our impairment evaluation process, we concluded that no impairment charges were required on any individual loans held-for-investment as of June 30, 2016 or December 31, 2015, as we expect to collect all outstanding principal and interest.  None of our loans were 90 days or greater past due as of June 30, 2016.

In accordance with our policies, we record an allowance for loan losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4,” plus (ii) 5% of the aggregate carrying amount of loans rated as a “5.” The following table presents the activity in our allowance for loan losses (amounts in thousands):

	For the Six Months Ended
	June 30,
	2016	2015
Allowance for loan losses at January 1	$6,029	$6,031
Provision for loan losses	1,268	2,978
Charge-offs	—	—
Recoveries	—	—
Allowance for loan losses at June 30	$7,297	$9,009
Recorded investment in loans related to the allowance for loan loss	$341,343	$493,274

The activity in our loan portfolio was as follows (amounts in thousands):

	For the Six Months Ended
	June 30,
	2016	2015
Balance at January 1	$6,263,517	$6,300,285
Acquisitions/originations/additional funding	1,492,845	2,150,080
Capitalized interest (1)	44,875	33,509
Basis of loans sold (2)	(596,454)	(1,411,912)
Loan maturities/principal repayments	(1,199,205)	(695,750)
Discount accretion/premium amortization	23,362	18,139
Changes in fair value	20,126	31,962
Unrealized foreign currency remeasurement loss	(33,325)	(4,419)
Change in loan loss allowance, net	(1,268)	(2,978)
Transfer to/from other asset classifications	9,353	(172)
Balance at June 30	$6,023,826	$6,418,744

(1)	Represents accrued interest income on loans whose terms do not require current payment of interest.
(2)	See Note 11 for additional disclosure on these transactions.

5. Investment Securities

Investment securities were comprised of the following as of June 30, 2016 and December 31, 2015 (amounts in thousands):

	Carrying Value as of
	June 30, 2016	December 31, 2015
RMBS, available-for-sale	$251,260	$176,224
CMBS, fair value option (1)	1,050,909	1,038,200
Held-to-maturity (“HTM”) securities	520,342	321,244
Equity security, fair value option	12,861	14,498
Subtotal—Investment securities	1,835,372	1,550,166
VIE eliminations (1)	(936,569)	(825,219)
Total investment securities	$898,803	$724,947

(1)	Certain fair value option CMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.

Purchases, sales and principal collections for all investment securities were as follows (amounts in thousands):

	Available-for-sale		CMBS, fair	HTM	Equity
	RMBS	CMBS	value option	Securities	Security	Total
Three Months Ended June 30, 2016
Purchases	$46,866	$—	$24,403	$195,036	$—	$266,305
Sales	—	—	1,269	—	—	1,269
Principal collections	16,197	—	7,142	1,861	—	25,200
Three Months Ended June 30, 2015
Purchases	$—	$—	$250	$79,926	$—	$80,176
Sales	—	—	385	—	—	385
Principal collections	7,127	—	—	228,910	—	236,037

	Available-for-sale		CMBS, fair	HTM	Equity
	RMBS	CMBS	value option	Securities	Security	Total
Six Months Ended June 30, 2016
Purchases	$88,336	$—	$57,576	$204,730	$—	$350,642
Sales	—	—	1,269	—	—	1,269
Principal collections	23,008	—	19,445	5,091	—	47,544
Six Months Ended June 30, 2015
Purchases	$—	$—	$8,988	$138,435	$—	$147,423
Sales	—	—	5,098	—	—	5,098
Principal collections	18,614	224	1	228,935	—	247,774

RMBS, Available-for-Sale

The Company classified all of its RMBS as available-for-sale as of June 30, 2016 and December 31, 2015. These RMBS are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (“AOCI”).

The tables below summarize various attributes of our investments in available-for-sale RMBS as of June 30, 2016 and December 31, 2015 (dollars in thousands):

				Unrealized Gains or (Losses)
				Recognized in AOCI
	Purchase		Recorded		Gross	Gross	Net
	Amortized	Credit	Amortized	Non-Credit	Unrealized	Unrealized	Fair Value
	Cost	OTTI	Cost	OTTI	Gains	Losses	Adjustment	Fair Value
June 30, 2016
RMBS	$221,587	$(10,185)	$211,402	$(151)	$40,146	$(137)	$39,858	$251,260
December 31, 2015
RMBS	$149,102	$(10,185)	$138,917	$(340)	$37,647	$—	$37,307	$176,224

	Weighted Average Coupon (1)	Weighted Average Rating	WAL (Years) (2)
June 30, 2016
RMBS	1.8%	CCC	6.0
December 31, 2015
RMBS	1.3%	B−	6.2

(1)	Calculated using the June 30, 2016 and December 31, 2015 one-month LIBOR rate of 0.465% and 0.430%, respectively, for floating rate securities.

(2)

Represents the WAL of each respective group of securities as of the respective balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.

As of June 30, 2016, approximately $205.0 million, or 81.6%, of our RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 1.25%. As of December 31, 2015, approximately $122.7 million, or 69.7%, of our RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 0.43%. We purchased all of the RMBS at a discount that will be accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of these discounts.

The following table contains a reconciliation of aggregate principal balance to amortized cost for our RMBS as of June 30, 2016 and December 31, 2015 (amounts in thousands):

	June 30, 2016	December 31, 2015
Principal balance	$408,521	$233,976
Accretable yield	(78,116)	(68,345)
Non-accretable difference	(119,003)	(26,714)
Total discount	(197,119)	(95,059)
Amortized cost	$211,402	$138,917

The principal balance of credit deteriorated RMBS was $377.0 million and $199.0 million as of June 30, 2016 and December 31, 2015, respectively. Accretable yield related to these securities totaled $68.4 million and $57.7 million as of June 30, 2016 and December 31, 2015, respectively.

The following table discloses the changes to accretable yield and non-accretable difference for our RMBS during the three and six months ended June 30, 2016 (amounts in thousands):

		Non-Accretable
Three Months Ended June 30, 2016	Accretable Yield	Difference
Balance as of April 1, 2016	$67,626	$82,550
Accretion of discount	(3,742)	—
Principal recoveries, net	—	4,283
Purchases	9,765	36,637
Sales	—	—
OTTI	—	—
Transfer to/from non-accretable difference	4,467	(4,467)
Balance as of June 30, 2016	$78,116	$119,003

Six Months Ended June 30, 2016
Balance as of January 1, 2016	$68,345	$26,714
Accretion of discount	(7,157)	—
Principal recoveries, net	—	3,994
Purchases	9,147	96,076
Sales	—	—
OTTI	—	—
Transfer to/from non-accretable difference	7,781	(7,781)
Balance as of June 30, 2016	$78,116	$119,003

We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.3 million and $0.4 million for the three months ended June 30, 2016 and 2015, respectively, and $0.7 million for both the six months ended June 30, 2016 and 2015, which has been recorded as management fees in the accompanying condensed consolidated statements of operations.

The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities that were in an unrealized loss position as of June 30, 2016 and December 31, 2015, and for which OTTIs (full or partial) have not been recognized in earnings (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a	Securities with a	Securities with a	Securities with a
	loss less than	loss greater than	loss less than	loss greater than
	12 months	12 months	12 months	12 months
As of June 30, 2016
RMBS	$14,602	$639	$(157)	$(131)
As of December 31, 2015
RMBS	$17,026	$653	$(180)	$(160)

As of June 30, 2016 and December 31, 2015, there were four securities and five securities, respectively, with unrealized losses reflected in the table above. After evaluating these securities and recording adjustments for credit-related OTTI, we concluded that the remaining unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses, which represent most of the OTTI we record on securities, are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or impairments could be materially different from what is currently projected and/or reported.

CMBS, Fair Value Option

As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for the Investing and Servicing Segment’s CMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of June 30, 2016, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, before consolidation of securitization VIEs, were $1.1 billion and $4.7 billion, respectively. The $1.1 billion fair value balance represents our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value ($936.6 million at June 30, 2016) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option CMBS.

During the three and six months ended June 30, 2016, we purchased $54.8 million and $101.3 million of CMBS, respectively, for which we elected the fair value option. Due to our consolidation of securitization VIEs, $30.3 million and $43.7 million, respectively, of this amount is eliminated and reflected primarily as repayment of debt of consolidated VIEs in our condensed consolidated statement of cash flows.

As of June 30, 2016, none of our CMBS where we have elected the fair value option were variable rate. The table below summarizes various attributes of our investment in fair value option CMBS as of June 30, 2016 and December 31, 2015:

	Weighted Average Coupon	Weighted Average Rating (1)	WAL (Years) (2)
June 30, 2016
CMBS, fair value option	5.7%	B−	1.8
December 31, 2015
CMBS, fair value option	3.9%	CCC+	7.4

(1)	As of June 30, 2016 and December 31, 2015, excludes $6.2 million and $51.3 million, respectively, in fair value option CMBS that are not rated.

(2)

The WAL of each security is calculated based on the period of time over which we expect to receive principal cash flows. Expected principal cash flows are based on contractual payments net of expected losses.

HTM Securities

The table below summarizes unrealized gains and losses of our investments in HTM securities as of June 30, 2016 and December 31, 2015 (amounts in thousands):

	Net Carrying Amount	Gross Unrealized	Gross Unrealized
	(Amortized Cost)	Holding Gains	Holding Losses	Fair Value
June 30, 2016
CMBS	$500,711	$—	$(14,502)	$486,209
Preferred interests	19,631	—	(192)	19,439
Total	$520,342	$—	$(14,694)	$505,648
December 31, 2015
CMBS	$301,858	$257	$(5,651)	$296,464
Preferred interests	19,386	—	(595)	18,791
Total	$321,244	$257	$(6,246)	$315,255

The table below summarizes the maturities of our HTM CMBS and our HTM preferred equity interests in limited liability companies that own commercial real estate as of June 30, 2016 (amounts in thousands):

		Preferred
	CMBS	Interests	Total
Less than one year	$210,834	$—	$210,834
One to three years	106,112	—	106,112
Three to five years	183,765	—	183,765
Thereafter	—	19,631	19,631
Total	$500,711	$19,631	$520,342

Equity Security, Fair Value Option

During 2012, we acquired 9,140,000 ordinary shares from a related-party in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. We have elected to report the investment using the fair value option because the shares are listed on an exchange, which allows us to determine the fair value using a quoted price from an active market, and also due to potential lags in reporting resulting from differences in the respective regulatory requirements. The fair value of the investment remeasured in USD was $12.9 million and $14.5 million as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, our shares represent an approximate 3% interest in SEREF.

6. Properties

Our properties include the Woodstar Portfolio, the REO Portfolio and the Ireland Portfolio as discussed in Note 3. The table below summarizes our properties held as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	Depreciable Life	June 30, 2016	December 31, 2015
Property Segment
Land and land improvements	0 – 10 years	$324,616	$247,589
Buildings and building improvements	10 – 40 years	686,214	516,117
Furniture & fixtures	2 – 7 years	21,607	11,980
Investing and Servicing Segment
Land and land improvements	0 – 10 years	67,187	39,103
Buildings and building improvements	10 – 40 years	156,146	112,524
Furniture & fixtures	3 – 7 years	1,227	747
Properties, cost		1,256,997	928,060
Less: accumulated depreciation		(24,142)	(8,835)
Properties, net		$1,232,855	$919,225

In March 2015, the Investing and Servicing Segment sold an operating property that we had previously acquired from a CMBS trust, which resulted in a $17.1 million gain on sale of investments and other assets in our condensed consolidated statement of operations for the six months ended June 30, 2015. There were no properties sold during the six months ended June 30, 2016.

7. Investment in Unconsolidated Entities

The table below summarizes our investments in unconsolidated entities as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	Participation /	Carrying value as of
	Ownership % (1)	June 30, 2016	December 31, 2015
Equity method:
Retail Fund	33%	$122,130	$122,454
Investor entity which owns equity in an online real estate auction company	50%	23,074	23,972
Equity interests in commercial real estate (2)	16% - 50%	31,912	28,230
Various	25% - 50%	6,440	6,376
		183,556	181,032
Cost method:
Investment funds which own equity in a loan servicer and other real estate assets	4% - 6%	9,225	9,225
Various	0% - 3%	7,760	8,944
		16,985	18,169
		$200,541	$199,201

(1)	None of these investments are publicly traded and therefore quoted market prices are not available.
(2)

During the three months ended June 30, 2016, a partnership in which we hold a 50% interest acquired a real estate asset from a CMBS trust for $19.0 million.  As of June 30, 2016, our investment in the partnership was $3.7 million.

There were no differences between the carrying value of our equity method investments and the underlying equity in the net assets of the investees as of June 30, 2016.

8. Goodwill and Intangible Assets

Goodwill

Goodwill at June 30, 2016 and December 31, 2015 represents the excess of consideration transferred over the fair value of net assets of LNR Property LLC (“LNR”) acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes an international network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets.

Intangible Assets

Servicing Rights Intangibles

In connection with the LNR acquisition, we identified domestic and European servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. All of our servicing fees are specified by these Pooling and Servicing Agreements. At June 30, 2016 and December 31, 2015, the balance of the domestic servicing intangible was net of $29.6 million and $11.8 million, respectively, that was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of June 30, 2016 and December 31, 2015, the domestic servicing intangible had a balance of $112.9 million and $131.5 million, respectively, which represents our economic interest in this asset.

Lease Intangibles

In connection with our acquisitions of commercial real estate, we recognized in-place lease intangible assets and favorable lease intangible assets associated with certain noncancelable operating leases of the acquired properties. The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of June 30, 2016 and December 31, 2015 (amounts in thousands):

	As of June 30, 2016			As of December 31, 2015
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
Domestic servicing rights, at fair value	$83,301	$—	$83,301	$119,698	$—	$119,698
European servicing rights (1)	28,523	(26,934)	1,589	31,593	(28,967)	2,626
In-place lease intangible assets	106,263	(29,707)	76,556	74,983	(8,898)	66,085
Favorable lease intangible assets	17,707	(2,100)	15,607	14,103	(942)	13,161
Total net intangible assets	$235,794	$(58,741)	$177,053	$240,377	$(38,807)	$201,570

(1)	The fair value as of June 30, 2016 and December 31, 2015 was $4.4 million and $5.3 million, respectively.

The following table summarizes the activity within intangible assets for the six months ended June 30, 2016 (amounts in thousands):

	Domestic	European	In-place Lease	Favorable Lease
	Servicing	Servicing	Intangible	Intangible
	Rights	Rights	Assets	Assets	Total
Balance as of January 1, 2016	$119,698	$2,626	$66,085	$13,161	$201,570
Impact of ASU 2015-02 Adoption (1)	(17,467)	—	—	—	(17,467)
Acquisition of additional Woodstar Portfolio properties	—	—	8,174	—	8,174
Acquisition of additional REO Portfolio properties	—	—	22,041	3,346	25,387
Amortization	—	(842)	(20,721)	(1,143)	(22,706)
Foreign exchange (loss) gain	—	(195)	977	243	1,025
Changes in fair value due to changes in inputs and assumptions	(18,930)	—	—	—	(18,930)
Balance as of June 30, 2016	$83,301	$1,589	$76,556	$15,607	$177,053

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

The following table sets forth the estimated aggregate amortization of our European servicing rights, in-place lease intangible assets and favorable lease intangible assets for the next five years and thereafter (amounts in thousands):

2016 (remainder of)	$12,048
2017	16,855
2018	14,788
2019	10,278
2020	7,635
Thereafter	32,148
Total	$93,752

9. Secured Financing Agreements

The following table is a summary of our secured financing agreements in place as of June 30, 2016 and December 31, 2015 (dollars in thousands):

								Carrying value at
	Current	Extended			Pledged Asset	Maximum		June 30,	December 31,
	Maturity	Maturity (a)	Pricing		Carrying Value	Facility Size		2016	2015
Lender 1 Repo 1	(b)	(b)	LIBOR + 1.85% to 5.25%		$2,179,007	$1,600,000		$1,490,949	$975,735
Lender 2 Repo 1	Oct 2017	Oct 2020	LIBOR + 1.75% to 2.75%		300,368	500,000		238,479	233,705
Lender 3 Repo 1	May 2017	May 2019	LIBOR + 2.50% to 2.85%		112,022	79,325		79,325	131,997
Lender 4 Repo 1	Oct 2016	Oct 2017	LIBOR + 2.00%		—	—		—	309,498
Lender 4 Repo 2	Dec 2018	Dec 2020	LIBOR + 2.00% to 2.50%		253,813	1,000,000	(c)	164,940	—
Lender 6 Repo 1	Aug 2018	N/A	LIBOR + 2.50% to 3.00%		431,821	500,000		288,149	491,263
Lender 7 Secured Financing	Jul 2018	Jul 2019	LIBOR + 2.75%	(d)	108,120	650,000	(e)	—	38,055
Conduit Repo 1	N/A	N/A	N/A		—	—		—	80,741
Conduit Repo 2	Nov 2016	N/A	LIBOR + 2.10%		42,612	150,000		31,594	—
Conduit Repo 3	Feb 2018	Feb 2019	LIBOR + 2.10%		9,096	150,000		6,825	66,041
Conduit Repo 4	Oct 2017	Oct 2020	LIBOR + 2.25%		62,377	100,000		46,612	—
CMBS Repo 1	(f)	(f)	LIBOR + 1.90%		32,800	21,354		21,354	—
CMBS Repo 2	Jun 2020	N/A	LIBOR/EURIBOR + 2.00% to 2.70%		339,132	247,192		247,192	120,850
CMBS Repo 3	(g)	(g)	LIBOR + 1.40% to 1.85%		409,685	287,467		287,467	243,434
RMBS Repo 1	(h)	N/A	LIBOR + 1.90%		157,641	185,000		91,144	2,000
Investing and Servicing Segment Property Mortgages	Jun 2018 to Jun 2026	N/A	Various		150,199	124,061		118,163	82,964
Ireland Portfolio Mortgage	May 2020	N/A	EURIBOR + 1.69%		483,814	326,558		326,558	319,322
Woodstar Portfolio Mortgages	Jul 2017 to Jan 2026	N/A	3.72% to 7.46%	(i)	380,690	267,114		267,114	248,630
Woodstar Portfolio Government Financing	Jun 2017 to Jun 2049	N/A	1.00% to 5.00%		318,501	137,394		137,394	8,982
Term Loan	Apr 2020	N/A	LIBOR + 2.75%	(d)	2,937,230	654,886		654,886	658,270
FHLB Advances	Nov 2016	N/A	LIBOR + 0.37%		10,207	9,250		9,250	9,250
					$8,719,135	$6,989,601		4,507,395	4,020,737
Unamortized premium (discount), net								1,414	(1,702)
Unamortized deferred financing costs								(32,588)	(38,336)
								$4,476,221	$3,980,699

(a)	Subject to certain conditions as defined in the respective facility agreement.
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
(f)

Facility carries a rolling 11 month term which may reset monthly with the lender’s consent not to exceed December 2018. This facility carries no maximum facility size.  Amount herein reflects the outstanding balance as of June 30, 2016.

(g)

Facility carries a rolling 12 month term which may reset monthly with the lender’s consent. Current maturity is June 2017. This facility carries no maximum facility size. Amount herein reflects the outstanding balance as of June 30, 2016.

(h)	The date that is 270 days after the buyer delivers notice to seller, subject to a maximum date of May 2018.
(i)	The Woodstar Portfolio Mortgages carry a weighted average interest rate of 3.99% as of June 30, 2016.

In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

During the six months ended June 30, 2016, we executed four mortgage facilities with aggregate borrowings of $32.2 million to finance commercial real estate acquired by our Investing and Servicing Segment. As of June 30, 2016, these facilities carry a remaining weighted average term of 6.1 years. One of the facilities carry floating annual interest rates with average spreads of LIBOR + 2.25% while the remaining facilities carry average fixed annual interest rates of 3.50%.

During the three and six months ended June 30, 2016, we assumed one and 17 federal, state and county sponsored mortgage facilities (“Woodstar Portfolio Government Financing”), respectively, associated with certain properties acquired in our Woodstar Portfolio with aggregate outstanding balances of $2.5 million and $129.2 million, respectively, as of the acquisition dates.  During the three months ended June 30, 2016, we also assumed two other mortgage facilities (“Woodstar Portfolio Mortgages”) associated with properties acquired in our Woodstar Portfolio with aggregate outstanding balances of $18.6 million, as of the acquisition dates.

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

In April 2016, we amended the Lender 4 Repo 2 facility to allow for up to $200.0 million of financing for conduit mortgage loan originations under the existing borrowing capacity.

In April 2016, we terminated the Conduit Repo 1 facility.

In May 2016, we amended the RMBS Repo 1 facility to upsize available borrowings from $125.0 million to $185.0 million and amend the maturity date to the earlier of (i) 270 days from when the lender delivers notice to the Company or (ii) May 2018.

In June 2016, we expanded our CMBS Repo 2 facility to finance our acquisition of one first mortgage loan and one first mortgage loan portfolio, each of which had been securitized into single-borrower securitizations by the seller. This financing, which totaled €124.1 million as of June 30, 2016, matures in June 2020 and carries an annual interest rate of three-month EURIBOR + 2.00%.

Our secured financing agreements contain certain financial tests and covenants. Should we breach certain of these covenants it may restrict our ability to pay dividends in the future. As of June 30, 2016, we were in compliance with all such covenants.

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

	Repurchase	Other Secured
	Agreements	Financing	Total
2016 (remainder of)	$166,552	$14,313	$180,865
2017	827,610	30,390	858,000
2018	994,507	30,808	1,025,315
2019	617,347	19,310	636,657
2020	308,421	971,302	1,279,723
Thereafter	79,593	447,242	526,835
Total	$2,994,030	$1,513,365	$4,507,395

Secured financing maturities for 2016 primarily relate to $62.9 million on the Lender 4 Repo 2 facility and $46.6 million on the Conduit Repo 4 facility.

For the three and six months ended June 30, 2016, approximately $4.3 million and $8.2 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations. For the three and six months ended June 30, 2015, approximately $3.5 million and $7.0 million, respectively, of amortization of deferred financing costs was included in interest expense on our condensed consolidated statements of operations.

The following table sets forth our outstanding balance of repurchase agreements related to the following asset collateral classes as of June 30, 2016 and December 31, 2015 (amounts in thousands):

Class of Collateral	June 30, 2016	December 31, 2015
Loans held-for-investment	$2,198,902	$2,142,198
Loans held-for-sale	147,971	146,782
Investment securities	647,157	366,284
	$2,994,030	$2,655,264

We seek to mitigate risks associated with our repurchase agreements by managing risk related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value.  The margin call provisions under the majority of our repurchase facilities, consisting of 62% of these agreements, do not permit valuation adjustments based on capital markets activity.  Instead, margin calls on these facilities are limited to collateral-specific credit marks.  To monitor credit risk associated with the performance and value of our loans and investments, our asset management team regularly reviews our investment portfolios and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary.  For repurchase agreements containing margin call provisions for general capital markets activity, approximately 33% of these pertain to our loans held-for-sale, for which we manage credit risk through the purchase of credit index instruments.  We further seek to manage risks associated with our repurchase agreements by matching the maturities and interest rate characteristics of our loans with the related repurchase agreements.

10. Convertible Senior Notes

On October 8, 2014, we issued $431.3 million of 3.75% Convertible Senior Notes due 2017 (the “2017 Notes”). On February 15, 2013, we issued $600.0 million of 4.55% Convertible Senior Notes due 2018 (the “2018 Notes”). On July 3, 2013, we issued $460.0 million of 4.00% Convertible Senior Notes due 2019 (the “2019 Notes”). The following summarizes the unsecured convertible senior notes (collectively, the “Convertible Notes”) outstanding as of June 30, 2016 (dollars in thousands):

						Remaining
	Principal	Coupon	Effective	Conversion	Maturity	Period of
	Amount	Rate	Rate(1)	Rate(2)	Date	Amortization
2017 Notes	$431,250	3.75%	5.87%	41.7397	10/15/2017	1.3	years
2018 Notes	$599,981	4.55%	6.10%	46.7513	3/1/2018	1.7	years
2019 Notes	$341,363	4.00%	5.35%	49.4927	1/15/2019	2.5	years

	As of	As of
	June 30, 2016	December 31, 2015
Total principal	$1,372,594	$1,372,594
Unamortized discount	(37,055)	(47,351)
Unamortized deferred financing costs	(1,115)	(1,448)
Carrying amount of debt components	$1,334,424	$1,323,795
Carrying amount of conversion option equity components recorded in additional paid-in capital	$46,343	$46,343

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

The if-converted value of the 2019 Notes exceeded their principal amount by $8.8 million at June 30, 2016 since the closing market price of the Company’s common stock of $20.72 per share exceeded the implicit conversion price of $20.20 per share. The if‑converted values of the 2017 Notes and  2018 Notes were less than their principal amounts by $58.3 million and $18.8 million at June 30, 2016, respectively, since the closing market price of the Company’s common stock of $20.72 per share was less than the implicit conversion prices of $23.96 and $21.39, respectively. The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash.  As a result, conversion of this principal amount, totaling 62.5 million shares, was not included in the computation of diluted EPS.  However, the conversion spread value for the 2019 Notes, representing 0.4 million shares and 0.5 million shares for the three and six months ended June 30, 2016, respectively, was included in the computation of diluted EPS as the notes were “in-the-money.” No dilution related to the 2017 Notes or 2018 Notes was included in the computation of diluted EPS for the three and six months ended June 30, 2016 as these notes were not “in-the-money.”  See further discussion in Note 17.

We did not repurchase any Convertible Notes during the three and six months ended June 30, 2016. During the three and six months ended June 30, 2015, we repurchased $14.5 million and $118.6 million aggregate principal amount of our 2019 Notes, respectively, for $16.5 million and $136.3 million plus transaction expenses of $0.1 million, respectively. The repurchase price was allocated between the fair value of the liability component and the fair value of the equity component of the convertible security. The portion of the repurchase price attributable to the equity component totaled $17.7 million and was recognized as a reduction of additional paid-in capital during the six months ended June 30, 2015. The remaining repurchase price was attributable to the liability component. The difference between this amount and the net carrying amount of the liability and debt issuance costs was reflected as a loss on extinguishment of debt in our condensed consolidated statement of operations. For the three and six months ended June 30, 2015, the loss on extinguishment of debt totaled $0.6 million and $5.9 million, respectively, consisting principally of the write-off of unamortized debt discount.

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

Within the Investing and Servicing Segment, we originate commercial mortgage loans with the intent to sell these mortgage loans to VIEs for the purposes of securitization. These VIEs then issue CMBS that are collateralized in part by these assets, as well as other assets transferred to the VIE. In certain instances, we retain a subordinated interest in the VIE and serve as special servicer for the VIE. The following summarizes the fair value and par value of loans sold from our conduit platform, as well as the amount of sale proceeds used in part to repay the outstanding balance of the repurchase agreements associated with these loans for the three and six months ended June 30, 2016 and 2015 (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Fair value of loans sold	$218,369	$551,635	$475,333	$1,033,644
Par value of loans sold	204,960	533,447	456,862	998,021
Repayment of repurchase agreements	153,574	400,078	342,781	744,456

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

			Loan Transfers
	Loan Transfers Accounted		Accounted for as Secured
	for as Sales		Borrowings
	Face Amount	Proceeds	Face Amount	Proceeds
For the Three Months Ended June 30,
2016	$23,977	$23,394	$—	$—
2015	295,961	293,455	38,925	38,925
For the Six Months Ended June 30,
2016	$122,514	$121,276	$—	$—
2015	381,461	378,576	38,925	38,925

During the three and six months ended June 30, 2016 and 2015, gains (losses) recognized by the Lending Segment on sales of loans were not material.

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

In connection with our repurchase agreements, we have entered into six outstanding interest rate swaps that have been designated as cash flow hedges of the interest rate risk associated with forecasted interest payments. As of June 30, 2016, the aggregate notional amount of our interest rate swaps designated as cash flow hedges of interest rate risk totaled $66.4 million. Under these agreements, we will pay fixed monthly coupons at fixed rates ranging from 0.60% to 1.52% of the notional amount to the counterparty and receive floating rate LIBOR. Our interest rate swaps designated as cash flow hedges of interest rate risk have maturities ranging from August 2017 to May 2021.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2016 and 2015, we did not recognize any hedge ineffectiveness in earnings.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the associated variable-rate debt. Over the next 12 months, we estimate that an additional $0.3 million will be reclassified as an increase to interest expense. We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of 59 months.

Non-designated Hedges

Derivatives not designated as hedges are derivatives that do not meet the criteria for hedge accounting under GAAP or which we have not elected to designate as hedges. We do not use these derivatives for speculative purposes but instead they are used to manage our exposure to foreign exchange rates, interest rate changes and certain credit spreads. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in gain (loss) on derivative financial instruments in our condensed consolidated statements of operations.

We have entered into a series of forward contracts whereby we agreed to sell an amount of foreign currency for an agreed upon amount of USD at various dates through June 2020. These forward contracts were executed to economically fix the USD amounts of foreign denominated cash flows expected to be received by us related to foreign denominated loan investments and properties.

The following table summarizes our non-designated foreign exchange (“Fx”) forwards, interest rate swaps, interest rate caps and credit index instruments as of June 30, 2016 (notional amounts in thousands):

		Aggregate
	Number	Notional	Notional
Type of Derivative	of Contracts	Amount	Currency	Maturity
Fx contracts – Buy Danish Krone ("DKK")	2	137	DKK	December 2016
Fx contracts – Buy Euros ("EUR")	2	94	EUR	December 2016
Fx contracts – Buy Norwegian Krone ("NOK")	2	15	NOK	December 2016
Fx contracts – Buy Swedish Krona ("SEK")	2	1,321	SEK	December 2016
Fx contracts – Sell Danish Krone ("DKK")	1	6,251	DKK	December 2016
Fx contracts – Sell Euros ("EUR") (1)	93	364,047	EUR	July 2016 – June 2020
Fx contracts – Sell Pounds Sterling ("GBP")	81	150,831	GBP	July 2016 – June 2019
Fx contracts – Sell Norwegian Krone ("NOK")	1	878	NOK	December 2016
Fx contracts – Sell Swedish Krona ("SEK")	1	7,032	SEK	December 2016
Interest rate swaps – Paying fixed rates	56	370,206	USD	July 2016 – July 2026
Interest rate swaps – Receiving fixed rates	2	9,800	USD	July 2017 – June 2026
Interest rate caps	2	294,000	EUR	May 2020
Interest rate caps	4	34,474	USD	June 2018 – October 2020
Credit index instruments	9	36,000	USD	September 2058
Total	258

(1)

Includes 49 Fx contracts executed to hedge our Euro currency exposure created by our acquisition of the Ireland Portfolio.  As of June 30, 2016, these contracts have an aggregate notional amount of €246.9 million and varying maturities through June 2020.

The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015 (amounts in thousands):

	Fair Value of Derivatives		Fair Value of Derivatives
	in an Asset Position (1) As of		in a Liability Position (2) As of
	June 30,	December 31,	June 30,	December 31,
	2016	2015	2016	2015
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$57	$386	$122
Total derivatives designated as hedging instruments	—	57	386	122
Derivatives not designated as hedging instruments:
Interest rate swaps and caps	967	2,360	17,160	4,970
Foreign exchange contracts	39,399	41,137	324	104
Credit index instruments	2,326	1,537	—	—
Total derivatives not designated as hedging instruments	42,692	45,034	17,484	5,074
Total derivatives	$42,692	$45,091	$17,870	$5,196

(1)	Classified as derivative assets in our condensed consolidated balance sheets.
(2)	Classified as derivative liabilities in our condensed consolidated balance sheets.

The tables below present the effect of our derivative financial instruments on the condensed consolidated statements of operations and of comprehensive income for the three and six months ended June 30, 2016 and 2015 (amounts in thousands):

		Gain (Loss)
	Gain (Loss)	Reclassified	Gain (Loss)
	Recognized	from AOCI	Recognized
Derivatives Designated as Hedging Instruments	in OCI	into Income	in Income	Location of Gain (Loss)
For the Three Months Ended June 30,	(effective portion)	(effective portion)	(ineffective portion)	Recognized in Income
2016	$(136)	$(88)	$—	Interest expense
2015	$(71)	$(194)	$—	Interest expense

For the Six Months Ended June 30,
2016	$(504)	$(183)	$—	Interest expense
2015	$(538)	$(398)	$—	Interest expense

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Recognized in Income for the		Recognized in Income for the
Derivatives Not Designated	Location of Gain (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
as Hedging Instruments	Recognized in Income	2016	2015	2016	2015
Interest rate swaps and caps	Gain (loss) on derivative financial instruments	$(7,273)	$7,958	$(25,273)	$(4,964)
Foreign exchange contracts	Gain (loss) on derivative financial instruments	27,899	(27,799)	21,349	10,172
Credit index instruments	Gain (loss) on derivative financial instruments	(373)	311	(541)	(115)
		$20,253	$(19,530)	$(4,465)	$5,093

13. Offsetting Assets and Liabilities

The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

				(iv)
				Gross Amounts Not
				Offset in the Statement
		(ii)	(iii) = (i) - (ii)	of Financial Position
		Gross Amounts	Net Amounts		Cash
	(i)	Offset in the	Presented in		Collateral
	Gross Amounts	Statement of	the Statement of	Financial	Received /	(v) = (iii) - (iv)
	Recognized	Financial Position	Financial Position	Instruments	Pledged	Net Amount
As of June 30, 2016
Derivative assets	$42,692	$—	$42,692	$780	$—	$41,912
Derivative liabilities	$17,870	$—	$17,870	$780	$17,090	$—
Repurchase agreements	2,994,030	—	2,994,030	2,994,030	—	—
	$3,011,900	$—	$3,011,900	$2,994,810	$17,090	$—
As of December 31, 2015
Derivative assets	$45,091	$—	$45,091	$243	$—	$44,848
Derivative liabilities	$5,196	$—	$5,196	$243	$4,953	$—
Repurchase agreements	2,655,264	—	2,655,264	2,655,264	—	—
	$2,660,460	$—	$2,660,460	$2,655,507	$4,953	$—

14. Variable Interest Entities

Investment Securities

As discussed in Note 2, we evaluate all of our investments and other interests in entities for consolidation, including our investments in CMBS and our retained interests in securitization transactions we initiated, all of which are generally considered to be variable interests in VIEs.

Securitization VIEs consolidated in accordance with ASC 810 are structured as pass through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. The assets and other instruments held by these securitization entities are restricted and can only be used to fulfill the obligations of the entity. Additionally, the obligations of the securitization entities do not have any recourse to the general credit of any other consolidated entities, nor to us as the primary beneficiary. The VIE liabilities initially represent investment securities on our balance sheet (pre-consolidation). Upon consolidation of these VIEs, our associated investment securities are eliminated, as is the interest income related to those securities. Similarly, the fees we earn in our roles as special servicer of the bonds issued by the consolidated VIEs or as collateral administrator of the consolidated VIEs are also eliminated. Finally, an allocable portion of the identified servicing intangible associated with the eliminated fee streams is eliminated in consolidation.

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

The inclusion of the assets and liabilities of securitization VIEs in which we are deemed the primary beneficiary has no economic effect on us. Our exposure to the obligations of securitization VIEs is generally limited to our investment in these entities. We are not obligated to provide, nor have we provided, any financial support for any of these consolidated structures.

As discussed in Note 2, our implementation of ASU 2015-02 resulted in the determination that certain entities in which we hold controlling interests, which were already consolidated prior to the implementation of ASU 2015-02, are now considered VIEs. We are the primary beneficiaries of these VIEs, which were established to facilitate the purchase of certain properties acquired with third party minority interest partners, as we possess both the power to direct the activities of the VIEs that most significantly impact their economic performance and hold significant economic interests.  These VIEs had assets of $140.2 million and liabilities of $62.2 million as of June 30, 2016.

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

As of June 30, 2016, one of our CDO structures was in default, which pursuant to the underlying indentures, changes the rights of the variable interest holders. Upon default of a CDO, the trustee or senior note holders are allowed to exercise certain rights, including liquidation of the collateral, which at that time, is the activity which would most significantly impact the CDO’s economic performance. Further, when the CDO is in default, the collateral administrator no longer has the option to purchase securities from the CDO. In cases where the CDO is in default and we do not have the ability to exercise rights which would most significantly impact the CDO’s economic performance, we do not consolidate the VIE. As of June 30, 2016, this CDO structure was not consolidated.

As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of June 30, 2016, our maximum risk of loss related to securitization VIEs in which we were not the primary beneficiary was $114.3 million on a fair value basis.

As of June 30, 2016, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances of $21.8 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.

As discussed in Note 2, our implementation of ASU 2015-02 resulted in the determination that certain unconsolidated entities in which we hold passive non-controlling interests are now considered VIEs. We are not the primary beneficiaries of these VIEs as we do not possess the power to direct the activities of the VIEs that most significantly impact their economic performance and therefore continue to report our interests, which totaled $131.4 million as of June 30, 2016, within investment in unconsolidated entities on our condensed consolidated balance sheet.  Our maximum risk of loss is limited to our carrying value of the investments of $131.4 million plus $29.2 million of unfunded commitments related to one of these VIEs.

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

Base Management Fee.  For the three months ended June 30, 2016 and 2015, approximately $15.1 million and $14.9 million, respectively, was incurred for base management fees. For the six months ended June 30, 2016 and 2015, approximately $30.2 million and $28.8 million, respectively, was incurred for base management fees. As of June 30, 2016 and December 31, 2015, there were $15.1 million and $15.2 million, respectively, of unpaid base management fees included in the related-party payable in our condensed consolidated balance sheets.

Incentive Fee.  For the three months ended June 30, 2016 and 2015, approximately $2.9 million and $4.1 million, respectively, was incurred for incentive fees. For the six months ended June 30, 2016 and 2015, approximately $7.5 million and $10.8 million, respectively, was incurred for incentive fees. As of June 30, 2016 and December 31, 2015, approximately $2.9 million and $21.8 million, respectively, of unpaid incentive fees were included in related-party payable in our condensed consolidated balance sheets.

Expense Reimbursement.  For the three months ended June 30, 2016 and 2015, approximately $1.5 million and $1.5 million, respectively, was incurred for executive compensation and other reimbursable expenses and recognized within general and administrative expenses in our condensed consolidated statements of operations. For the six months ended June 30, 2016 and 2015, approximately $2.6 million and $2.9 million, respectively, was incurred for executive compensation and other reimbursable expenses. As of June 30, 2016 and December 31, 2015, approximately $1.9 million and $3.6 million, respectively, of unpaid reimbursable executive compensation and other expenses were included in related-party payable in our condensed consolidated balance sheets.

Equity Awards. In certain instances, we issue RSAs to certain employees of affiliates of our Manager who perform services for us.  During the three months ended June 30, 2015, we granted 41,539 RSAs at a grant date fair value of $1.0 million. There were no RSAs granted during the three months ended June 30, 2016. Expenses related to the vesting of awards to employees of affiliates of our Manager were $0.6 million and $0.3 million during the three months ended June 30, 2016 and 2015, respectively, and are reflected in general and administrative expenses in our condensed consolidated statements of operations. During the six months ended June 30, 2016 and 2015, we granted 169,104 and 78,119 RSAs, respectively, at grant date fair values of $3.3 million and $1.9 million, respectively. Expenses related to the vesting of awards to employees of affiliates of our Manager were $1.0 million and $0.3 million during the six months ended June 30, 2016 and 2015, respectively. These shares generally vest over a three-year period.

Manager Equity Plan

In May 2015, we granted 675,000 RSUs to our Manager under the Starwood Property Trust, Inc. Manager Equity Plan (“Manager Equity Plan”).  In connection with this grant and prior similar grants, we recognized share-based compensation expense of $5.3 million and $7.4 million within management fees in our condensed consolidated statements of operations for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, we recognized $10.1 million and $14.3 million, respectively, related to these awards. Refer to Note 16 for further discussion of these grants.

Investments in Loans and Securities

In December 2013, we acquired a subordinate CMBS investment in a securitization issued by an affiliate of our Manager. The security was acquired for $84.1 million and is secured by five regional malls in Ohio, California and Washington.  In January 2016, we acquired an additional $9.7 million of this subordinate CMBS investment.

In June 2016, we co-originated a £75.0 million first mortgage for the development of a three-property mixed use portfolio located in Greater London with SEREF, an affiliate of our Manager. We originated £60.0 million of the loan and SEREF originated £15.0 million. The loan matures in June 2019.

Acquisitions from Consolidated CMBS Trusts

Our Investing and Servicing Segment acquires interests in properties for its REO Portfolio from CMBS trusts, some of which are consolidated as VIEs on our balance sheet.  Acquisitions from consolidated VIEs are reflected as repayment of debt of consolidated VIEs in our condensed consolidated statements of cash flows.  During the three months ended June 30, 2016 and 2015, we acquired $60.5 million and $33.2 million, respectively, of net real estate assets from consolidated CMBS trusts and subsequently issued non-controlling interests of $2.4 million and $2.1 million, respectively. Also during the three months ended June 30, 2016, a partnership in which we hold a 50% interest acquired a real estate asset from a CMBS trust for $19.0 million. During the six months ended June 30, 2016 and 2015, we acquired $85.1 million and $33.2 million, respectively, of net real estate assets from consolidated CMBS trusts and subsequently issued non-controlling interests of $5.5 million and $2.1 million, respectively. Refer to Notes 3 and 7 for further discussion of these acquisitions.

Our Investing and Servicing Segment also acquires controlling interests in performing and non-performing commercial mortgage loans from CMBS trusts, some of which are consolidated as VIEs on our balance sheet. Acquisitions from consolidated VIEs are reflected as repayment of debt of consolidated VIEs in our condensed consolidated statements of cash flows.  During the three months ended June 30, 2016, we did not acquire any performing or non-performing loans from consolidated CMBS trusts.  During the six months ended June 30, 2016, we acquired $9.7 million and $8.2 million of performing and non-performing loans, respectively, from consolidated CMBS trusts.

Other Related-Party Arrangements

During the three months ended March 31, 2016, we established a co-investment fund which provides key personnel with the opportunity to invest in certain properties included in our REO Portfolio.  These personnel include certain of our employees as well as employees of affiliates of our Manager (collectively “Fund Participants”).  The fund carries an aggregate commitment of $15.0 million and owns a 10% equity interest in REO Portfolio properties acquired subsequent to January 1, 2015.  As of June 30, 2016, Fund Participants have fully funded their maximum expected capital contribution amount of $4.9 million.  The capital contributed by Fund Participants is reflected on our condensed consolidated balance sheet as non-controlling interests in consolidated subsidiaries.  In an effort to retain key personnel, the fund provides for disproportionate distributions which allows Fund Participants to earn an incremental 60% on all operating cash flows attributable to their capital account, net of a preferred return to us as general partner of the fund.  Amounts earned by Fund Participants pursuant to this waterfall are reflected within net income attributable to non-controlling interests in our condensed consolidated statement of operations.  During both the three and six months ended June 30, 2016, the non-controlling interests related to this fund recognized an immaterial loss.

Refer to Note 16 to the consolidated financial statements included in our Form 10-K for further discussion of related-party agreements.

16. Stockholders’ Equity

During the six months ended June 30, 2016, our board of directors declared the following dividends:

Declare Date	Record Date	Ex-Dividend Date	Payment Date	Amount	Frequency
5/9/16	6/30/16	6/28/16	7/15/16	$0.48	Quarterly
2/25/16	3/31/16	3/29/16	4/15/16	$0.48	Quarterly

During the six months ended June 30, 2016, there were no shares issued under our At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”).  During the six months ended June 30, 2016, shares issued under the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) were not material.

There were no share repurchases during the three months ended June 30, 2016. During the six months ended June 30, 2016, we repurchased 1,052,889 shares of common stock for $19.7 million under our $500.0 million repurchase program.  Refer to Note 17 to the consolidated financial statements included in our Form 10-K for further information regarding the repurchase program.  As of June 30, 2016, we have $282.1 million of remaining capacity to repurchase common stock or Convertible Notes under the repurchase program through January 2017.

Equity Incentive Plans

The Company currently maintains the Manager Equity Plan, the Starwood Property Trust, Inc. Equity Plan (the “Equity Plan”), and the Starwood Property Trust, Inc. Non-Executive Director Stock Plan (“Non-Executive Director Stock Plan”).  Refer to Note 17 to the consolidated financial statements included in our Form 10-K for further information regarding these plans.

The table below summarizes our share awards granted or vested under the Manager Equity Plan during the six months ended June 30, 2016 and 2015 (dollars in thousands):

Grant Date	Type	Amount Granted	Grant Date Fair Value	Vesting Period
May 2015	RSU	675,000	$16,511	3 years
January 2014	RSU	489,281	14,776	3 years
January 2014	RSU	2,000,000	55,420	3 years

As of June 30, 2016, there were 2.3 million shares available for future grants under the Manager Equity Plan, the Equity Plan and the Non-Executive Director Stock Plan.

Schedule of Non-Vested Shares and Share Equivalents

	Non-Executive				Weighted Average
	Director		Manager		Grant Date Fair Value
	Stock Plan	Equity Plan	Equity Plan	Total	(per share)
Balance as of January 1, 2016	16,988	548,378	1,302,850	1,868,216	$25.84
Granted	3,776	430,014	—	433,790	18.96
Vested	—	(261,420)	(510,800)	(772,220)	26.08
Forfeited	—	(21,796)	—	(21,796)	23.45
Balance as of June 30, 2016	20,764	695,176	792,050	1,507,990	23.77

17. Earnings per Share

The following table provides a reconciliation of net income and the number of shares of common stock used in the computation of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Basic Earnings
Income attributable to STWD common stockholders	$111,473	$117,148	$138,130	$237,511
Less: Income attributable to participating shares	(580)	(1,207)	(1,287)	(2,183)
Basic earnings	$110,893	$115,941	$136,843	$235,328

Diluted Earnings
Basic — Income attributable to STWD common stockholders	$111,473	$117,148	$138,130	$237,511
Less: Income attributable to participating shares	(580)	(1,207)	(1,287)	(2,183)
Add: Undistributed earnings to participating shares	—	15	—	126
Less: Undistributed earnings reallocated to participating shares	—	(15)	—	(126)
Diluted earnings	$110,893	$115,941	$136,843	$235,328

Number of Shares:
Basic — Average shares outstanding	237,060	235,087	236,808	229,346
Effect of dilutive securities — Convertible Notes	441	649	456	644
Effect of dilutive securities — Contingently issuable shares	70	95	70	95
Effect of dilutive securities — Unvested non-participating shares	26	—	33	—
Diluted — Average shares outstanding	237,597	235,831	237,367	230,085

Earnings Per Share Attributable to STWD Common Stockholders:
Basic	$0.47	$0.49	0.58	1.03
Diluted	$0.47	$0.49	0.58	1.02

As of June 30, 2016 and 2015, participating shares of 1.2 million and 2.5 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above.

Also as of June 30, 2016, there were 62.9 million potential shares of common stock contingently issuable upon the conversion of the Convertible Notes.  The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash.  As a result, this principal amount, representing 62.5 million shares at June 30, 2016, was not included in the computation of diluted EPS.  However, as discussed in Note 10, the conversion options associated with the 2019 Notes are “in-the-money” as the if-converted value of the 2019 Notes exceeded their principal amount by $8.8 million at June 30, 2016. The dilutive effect to EPS is determined by dividing this “conversion spread value” by the average share price. The “conversion spread value” is the value that would be delivered to investors in shares based on the terms of the Convertible Notes, upon an assumed conversion. In calculating the dilutive effect of these shares, the treasury stock method was used and resulted in a dilution of 0.4 million shares and 0.5 million shares for the three and six months ended June 30, 2016, respectively. The conversion option associated with the 2017 Notes and 2018 Notes are “out-of-the-money” because the if-converted values of the 2017 Notes and 2018 Notes were less than their principal amounts by $58.3 million and $18.8 million, respectively, at June 30, 2016. Therefore, there was no dilutive effect to EPS for the 2017 Notes or 2018 Notes for the three and six months ended June 30, 2016.

18. Accumulated Other Comprehensive Income

The changes in AOCI by component are as follows (amounts in thousands):

		Cumulative
		Unrealized Gain
	Effective Portion of	(Loss) on	Foreign
	Cumulative Loss on	Available-for-	Currency
	Cash Flow Hedges	Sale Securities	Translation	Total
Three Months Ended June 30, 2016
Balance at March 31, 2016	$(338)	$33,907	$(112)	$33,457
OCI before reclassifications	(136)	5,951	(6,733)	(918)
Amounts reclassified from AOCI	88	—	—	88
Net period OCI	(48)	5,951	(6,733)	(830)
Balance at June 30, 2016	$(386)	$39,858	$(6,845)	$32,627
Three Months Ended June 30, 2015
Balance at March 31, 2015	$(360)	$52,227	$(12,505)	$39,362
OCI before reclassifications	(71)	(1,857)	8,273	6,345
Amounts reclassified from AOCI	194	—	—	194
Net period OCI	123	(1,857)	8,273	6,539
Balance at June 30, 2015	$(237)	$50,370	$(4,232)	$45,901
Six Months Ended June 30, 2016
Balance at January 1, 2016	$(65)	$37,307	$(7,513)	$29,729
OCI before reclassifications	(504)	2,551	668	2,715
Amounts reclassified from AOCI	183	—	—	183
Net period OCI	(321)	2,551	668	2,898
Balance at June 30, 2016	$(386)	$39,858	$(6,845)	$32,627
Six Months Ended June 30, 2015
Balance at January 1, 2015	$(97)	$60,190	$(4,197)	$55,896
OCI before reclassifications	(538)	(4,424)	(35)	(4,997)
Amounts reclassified from AOCI	398	(5,396)	—	(4,998)
Net period OCI	(140)	(9,820)	(35)	(9,995)
Balance at June 30, 2015	$(237)	$50,370	$(4,232)	$45,901

The reclassifications out of AOCI impacted the condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 as follows (amounts in thousands):

	Amounts Reclassified from		Amounts Reclassified from
	AOCI during the Three Months		AOCI during the Six Months		Affected Line Item
	Ended June 30,		Ended June 30,		in the Statements
Details about AOCI Components	2016	2015	2016	2015	of Operations
Losses on cash flow hedges:
Interest rate contracts	$(88)	$(194)	$(183)	$(398)	Interest expense
Unrealized gains (losses) on available-for-sale securities:
Interest realized upon collection	—	—	—	5,396	Interest income from investment securities
Total reclassifications for the period	$(88)	$(194)	$(183)	$4,998

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

Fair Value Disclosures

The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the condensed consolidated balance sheets by their level in the fair value hierarchy as of June 30, 2016 and December 31, 2015 (amounts in thousands):

	June 30, 2016
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$237,106	$—	$—	$237,106
RMBS	251,260	—	—	251,260
CMBS	114,340	—	—	114,340
Equity security	12,861	12,861	—	—
Domestic servicing rights	83,301	—	—	83,301
Derivative assets	42,692	—	42,692	—
VIE assets	80,076,117	—	—	80,076,117
Total	$80,817,677	$12,861	$42,692	$80,762,124
Financial Liabilities:
Derivative liabilities	$17,870	$—	$17,870	$—
VIE liabilities	79,087,142	—	75,546,490	3,540,652
Total	$79,105,012	$—	$75,564,360	$3,540,652

	December 31, 2015
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$203,865	$—	$—	$203,865
RMBS	176,224	—	—	176,224
CMBS	212,981	—	—	212,981
Equity security	14,498	14,498	—	—
Domestic servicing rights	119,698		—	119,698
Derivative assets	45,091	—	45,091	—
VIE assets	76,675,689	—	—	76,675,689
Total	$77,448,046	$14,498	$45,091	$77,388,457
Financial Liabilities:
Derivative liabilities	$5,196	$—	$5,196	$—
VIE liabilities	75,817,014	—	73,264,566	2,552,448
Total	$75,822,210	$—	$73,269,762	$2,552,448

The changes in financial assets and liabilities classified as Level III are as follows for the three and six months ended June 30, 2016 and 2015 (amounts in thousands):

				Domestic
	Loans			Servicing		VIE
Three Months Ended June 30, 2016	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
April 1, 2016 balance	$154,225	$210,898	$96,724	$95,492	$85,115,662	$(3,038,534)	$82,634,467
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	13,235	—	1,349	(12,191)	(4,250,779)	57,477	(4,190,909)
OTTI	—	—	—	—	—	—	—
Net accretion	—	3,742	—	—	—	—	3,742
Included in OCI	—	5,951	—	—	—	—	5,951
Purchases / Originations	288,186	46,866	24,403	—	—	—	359,455
Sales	(218,369)	—	(1,269)	—	—	—	(219,638)
Issuances	—	—	—	—	—	—	—
Cash repayments / receipts	(171)	(16,197)	(7,142)	—	—	14,922	(8,588)
Transfers into Level III	—	—	—	—	—	(557,543)	(557,543)
Transfers out of Level III	—	—	—	—	—	35,759	35,759
Consolidation of VIEs	—	—	—	—	1,746,946	(53,252)	1,693,694
Deconsolidation of VIEs	—	—	275	—	(2,535,712)	519	(2,534,918)
June 30, 2016 balance	$237,106	$251,260	$114,340	$83,301	$80,076,117	$(3,540,652)	$77,221,472
Amount of total gains (losses) included in earnings attributable to assets still held at June 30, 2016	$1,810	$3,742	$2,208	$(12,191)	$(4,250,779)	$57,477	$(4,197,733)

				Domestic
	Loans			Servicing		VIE
Three Months Ended June 30, 2015	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
April 1, 2015 balance	$343,770	$197,385	$308,195	$130,761	$103,363,978	$(2,145,458)	$102,198,631
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	10,831	—	936	(2,652)	(8,425,383)	490,913	(7,925,355)
Net accretion	—	4,042	—	—	—	—	4,042
Included in OCI	—	(1,150)	5,019	—	—	—	3,869
Purchases / Originations	476,699	—	250	—	—	—	476,949
Sales	(551,634)	—	(385)	—	—	—	(552,019)
Issuances	—	—	—	—	—	(750)	(750)
Cash repayments / receipts	(314)	(7,127)	—	—	—	27,051	19,610
Transfers into Level III	—	—	—	—	—	(623,538)	(623,538)
Transfers out of Level III	—	—	—	—	—	174,376	174,376
Consolidation of VIEs	—	—	—	—	1,244,019	(34,133)	1,209,886
Deconsolidation of VIEs	—	—	137	—	(3,463,522)	528	(3,462,857)
June 30, 2015 balance	$279,352	$193,150	$314,152	$128,109	$92,719,092	$(2,111,011)	$91,522,844
Amount of total (losses) gains included in earnings attributable to assets still held at June 30, 2015	$(2,382)	$4,042	$1,097	$(2,652)	$(8,425,383)	$490,913	$(7,934,365)

				Domestic
	Loans			Servicing		VIE
Six Months Ended June 30, 2016	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
January 1, 2016 balance	$203,865	$176,224	$212,981	$119,698	$76,675,689	$(2,552,448)	$74,836,009
Impact of ASU 2015-02 Adoption (1)	—	—	—	(17,467)	17,467	—	—
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	20,126	—	2,316	(18,930)	(8,340,280)	293,600	(8,043,168)
OTTI	—	—	—	—	—	—	—
Net accretion	—	7,157	—	—	—	—	7,157
Included in OCI	—	2,551	—	—	—	—	2,551
Purchases / Originations	488,756	88,336	57,576	—	—	—	634,668
Sales	(475,333)	—	(1,269)	—	—	—	(476,602)
Issuances	—	—	—	—	—	(596)	(596)
Cash repayments / receipts	(308)	(23,008)	(19,445)	—	—	20,772	(21,989)
Transfers into Level III	—	—	—	—	—	(972,587)	(972,587)
Transfers out of Level III	—	—	—	—	—	146,724	146,724
Consolidation of VIEs	—	—	(138,342)	—	16,850,221	(483,905)	16,227,974
Deconsolidation of VIEs	—	—	523	—	(5,126,980)	7,788	(5,118,669)
June 30, 2016 balance	$237,106	$251,260	$114,340	$83,301	$80,076,117	$(3,540,652)	$77,221,472
Amount of total gains (losses) included in earnings attributable to assets still held at June 30, 2016	$1,810	$7,157	$3,778	$(18,930)	$(8,340,280)	$293,600	$(8,052,865)

(1)

As discussed in Notes 2 and 14, our implementation of ASU 2015-02 resulted in the consolidation of certain CMBS trusts effective January 1, 2016, which required the elimination of $17.5 million of domestic servicing rights associated with these newly consolidated trusts.

				Domestic
	Loans			Servicing		VIE
Six Months Ended June 30, 2015	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
January 1, 2015 balance	$391,620	$207,053	$334,080	$132,303	$107,816,065	$(4,893,120)	$103,988,001
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	31,962	—	776	(4,194)	(17,273,237)	2,951,583	(14,293,110)
Net accretion	—	13,487	—	—	—	—	13,487
Included in OCI	—	(8,776)	(198)	—	—	—	(8,974)
Purchases / Originations	889,919	—	8,988	—	—	—	898,907
Sales	(1,033,644)	—	(5,098)	—	—	—	(1,038,742)
Issuances	—	—	—	—	—	(7,513)	(7,513)
Cash repayments / receipts	(505)	(18,614)	(223)	—	—	74,988	55,646
Transfers into Level III	—	—	—	—	—	(816,018)	(816,018)
Transfers out of Level III	—	—	—	—	—	723,746	723,746
Consolidation of VIEs	—	—	(24,310)	—	5,657,627	(145,205)	5,488,112
Deconsolidation of VIEs	—	—	137	—	(3,481,363)	528	(3,480,698)
June 30, 2015 balance	$279,352	$193,150	$314,152	$128,109	$92,719,092	$(2,111,011)	$91,522,844
Amount of total (losses) gains included in earnings attributable to assets still held at June 30, 2015	$(2,382)	$7,994	$981	$(4,194)	$(17,273,237)	$2,951,583	$(14,319,255)

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

The following table presents the fair values, all of which are classified in Level III of the fair value hierarchy, of our financial instruments not carried at fair value on the condensed consolidated balance sheets (amounts in thousands):

	June 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets not carried at fair value:
Loans held-for-investment and loans transferred as secured borrowings	$5,786,720	$5,813,816	$6,059,652	$6,125,881
HTM securities	520,342	505,648	321,244	315,255
European servicing rights	1,589	4,406	2,626	5,302
Financial liabilities not carried at fair value:
Secured financing agreements and secured borrowings on transferred loans	$4,570,889	$4,564,186	$4,068,699	$4,092,264
Convertible senior notes	1,334,424	1,347,889	1,323,795	1,331,979

The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Carrying Value at	Valuation	Unobservable	Range as of (1)
	June 30, 2016	Technique	Input	June 30, 2016	December 31, 2015
Loans held-for-sale, fair value option	$237,106	Discounted cash flow	Yield (b)	4.2% - 6.2%	4.8% - 5.3%
			Duration (c)	5.0 - 10.7 years	5.0 - 10.0 years
RMBS	251,260	Discounted cash flow	Constant prepayment rate (a)	2.9% - 15.6%	2.6% - 17.8%
			Constant default rate (b)	0.9% - 8.8%	1.0% - 8.9%
			Loss severity (b)	7% - 79% (e)	10% - 79% (e)
			Delinquency rate (c)	2% - 28%	2% - 29%
			Servicer advances (a)	18% - 94%	30% - 94%
			Annual coupon deterioration (b)	0% - 0.6%	0% - 0.5%
			Putback amount per projected total collateral loss (d)	0% - 15%	0% - 11%
CMBS	114,340	Discounted cash flow	Yield (b)	0% - 332.8%	0% - 435.8%
			Duration (c)	0 - 9.5 years	0 - 18.5 years
Domestic servicing rights	83,301	Discounted cash flow	Debt yield (a)	8.00%	8.25%
			Discount rate (b)	15%	15%
			Control migration (b)	0% - 80%	0% - 80%
VIE assets	80,076,117	Discounted cash flow	Yield (b)	0% - 779.7%	0% - 920.2%
			Duration (c)	0 - 14.3 years	0 - 17.5 years
VIE liabilities	3,540,652	Discounted cash flow	Yield (b)	0% - 779.7%	0% - 920.2%
			Duration (c)	0 - 14.3 years	0 - 17.5 years

(1)	The ranges of significant unobservable inputs are represented in percentages and years.

Sensitivity of the Fair Value to Changes in the Unobservable Inputs

(a)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.

(b)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.

(c)

Significant increase (decrease) in the unobservable input in isolation would result in either a significantly lower or higher (lower or higher) fair value measurement depending on the structural features of the security in question.

(d)	Any delay in the putback recovery date leads to a decrease in fair value, for the majority of securities in our RMBS portfolio.

(e)	66% and 76% of the portfolio falls within a range of 45%-80% as of June 30, 2016 and December 31, 2015, respectively.

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

Our TRSs engage in various real estate related operations, including special servicing of commercial real estate, originating and securitizing commercial mortgage loans, and investing in entities which engage in real estate related operations. The majority of our TRSs are held within the Investing and Servicing Segment.  As of June 30, 2016 and December 31, 2015, approximately $867.8 million and $858.5 million, respectively, of the Investing and Servicing Segment’s assets, including $72.4 million and $185.6 million in cash, respectively, were owned by TRS entities. Our TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.

The following table is a reconciliation of our U.S. federal income tax determined using our statutory federal tax rate to our reported income tax provision for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016		2015		2016		2015
Federal statutory tax rate	$39,472	35.0%	$42,501	35.0%	$48,971	35.0%	$90,357	35.0%
REIT and other non-taxable income	(39,171)	(34.7)%	(40,510)	(33.3)%	(48,135)	(34.4)%	(75,482)	(29.2)%
State income taxes	72	0.1%	179	0.1%	(23)	—%	2,180	0.8%
Federal benefit of state tax deduction	(25)	(0.1)%	(63)	(0.1)%	8	—%	(763)	(0.3)%
Valuation allowance	—	—%	1,618	1.3%	—	—%	2,873	1.1%
Other	358	0.3%	67	0.1%	(21)	—%	578	0.2%
Effective tax rate	$706	0.6%	$3,792	3.1%	$800	0.6%	$19,743	7.6%

21. Commitments and Contingencies

As of June 30, 2016, we had future funding commitments on 54 loans totaling $1.7 billion, of which we expect to fund $1.4 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum debt service coverage ratios or executions of new leases before advances are made to the borrower.

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

22.  Segment Data

In its operation of the business, management, including our chief operating decision maker, who is our Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis prior to the impact of consolidating securitization VIEs under ASC 810. The segment information within this note is reported on that basis.

The table below presents our results of operations for the three months ended June 30, 2016 by business segment (amounts in thousands):

		Investing				Investing
	Lending	and Servicing	Property			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$119,296	$3,261	$—	$—	$122,557	$—	$122,557
Interest income from investment securities	11,046	32,435	—	—	43,481	(28,180)	15,301
Servicing fees	206	37,249	—	—	37,455	(14,143)	23,312
Rental income	—	8,223	29,620	—	37,843	—	37,843
Other revenues	58	1,076	18	—	1,152	(173)	979
Total revenues	130,606	82,244	29,638	—	242,488	(42,496)	199,992
Costs and expenses:
Management fees	395	12	—	23,304	23,711	56	23,767
Interest expense	22,572	3,328	5,678	26,057	57,635	—	57,635
General and administrative	4,540	26,721	837	3,130	35,228	181	35,409
Acquisition and investment pursuit costs	942	780	166	1,000	2,888	—	2,888
Costs of rental operations	—	3,661	12,191	—	15,852	—	15,852
Depreciation and amortization	—	3,730	15,343	—	19,073	—	19,073
Loan loss allowance, net	2,029	—	—	—	2,029	—	2,029
Total costs and expenses	30,478	38,232	34,215	53,491	156,416	237	156,653
Income (loss) before other (loss) income, income taxes and non-controlling interests	100,128	44,012	(4,577)	(53,491)	86,072	(42,733)	43,339
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	50,707	50,707
Change in fair value of servicing rights	—	(11,034)	—	—	(11,034)	(1,157)	(12,191)
Change in fair value of investment securities, net	(30)	7,459	—	—	7,429	(6,110)	1,319
Change in fair value of mortgage loans held-for-sale, net	—	13,235	—	—	13,235	—	13,235
Earnings from unconsolidated entities	1,224	1,286	2,429	—	4,939	(460)	4,479
(Loss) gain on sale of investments and other assets, net	(90)	—	—	—	(90)	—	(90)
Gain (loss) on derivative financial instruments, net	15,868	(3,945)	8,330	—	20,253	—	20,253
Foreign currency (loss) gain, net	(17,840)	870	(18)	—	(16,988)	—	(16,988)
Other income, net	—	34	8,680	—	8,714	—	8,714
Total other (loss) income	(868)	7,905	19,421	—	26,458	42,980	69,438
Income (loss) before income taxes	99,260	51,917	14,844	(53,491)	112,530	247	112,777
Income tax provision	—	(706)	—	—	(706)	—	(706)
Net income (loss)	99,260	51,211	14,844	(53,491)	111,824	247	112,071
Net income attributable to non-controlling interests	(348)	(3)	—	—	(351)	(247)	(598)
Net income (loss) attributable to Starwood Property Trust, Inc.	$98,912	$51,208	$14,844	$(53,491)	$111,473	$—	$111,473

The table below presents our results of operations for the three months ended June 30, 2015 by business segment (amounts in thousands):

		Investing				Investing
	Lending	and Servicing	Property			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$113,928	$4,364	$—	$—	$118,292	$—	$118,292
Interest income from investment securities	17,050	47,272	—	—	64,322	(40,512)	23,810
Servicing fees	98	54,349	—	—	54,447	(24,293)	30,154
Rental income	—	1,478	3,536	—	5,014	—	5,014
Other revenues	334	1,301	—	—	1,635	(245)	1,390
Total revenues	131,410	108,764	3,536	—	243,710	(65,050)	178,660
Costs and expenses:
Management fees	367	18	—	26,385	26,770	51	26,821
Interest expense	20,197	2,751	877	25,974	49,799	—	49,799
General and administrative	6,083	32,626	174	2,343	41,226	178	41,404
Acquisition and investment pursuit costs	224	505	4,262	(124)	4,867	—	4,867
Costs of rental operations	—	878	333	—	1,211	—	1,211
Depreciation and amortization	—	4,213	1,615	—	5,828	—	5,828
Loan loss allowance, net	2,661	—	—	—	2,661	—	2,661
Total costs and expenses	29,532	40,991	7,261	54,578	132,362	229	132,591
Income (loss) before other (loss) income, income taxes and non-controlling interests	101,878	67,773	(3,725)	(54,578)	111,348	(65,279)	46,069
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	55,873	55,873
Change in fair value of servicing rights	—	(8,381)	—	—	(8,381)	5,729	(2,652)
Change in fair value of investment securities, net	510	(3,191)	—	—	(2,681)	4,127	1,446
Change in fair value of mortgage loans held-for-sale, net	—	10,831	—	—	10,831	—	10,831
Earnings from unconsolidated entities	1,361	5,328	2,554	—	9,243	(292)	8,951
Gain on sale of investments and other assets, net	209	—	—	—	209	—	209
(Loss) gain on derivative financial instruments, net	(23,954)	4,274	150	—	(19,530)	—	(19,530)
Foreign currency gain (loss), net	21,181	(120)	(207)	—	20,854	—	20,854
Loss on extinguishment of debt	—	—	—	(629)	(629)	—	(629)
Other income, net	—	10	—	—	10	—	10
Total other (loss) income	(693)	8,751	2,497	(629)	9,926	65,437	75,363
Income (loss) before income taxes	101,185	76,524	(1,228)	(55,207)	121,274	158	121,432
Income tax provision	—	(3,792)	—	—	(3,792)	—	(3,792)
Net income (loss)	101,185	72,732	(1,228)	(55,207)	117,482	158	117,640
Net income attributable to non-controlling interests	(334)	—	—	—	(334)	(158)	(492)
Net income (loss) attributable to Starwood Property Trust, Inc.	$100,851	$72,732	$(1,228)	$(55,207)	$117,148	$—	$117,148

The table below presents our results of operations for the six months ended June 30, 2016 by business segment (amounts in thousands):

		Investing				Investing
	Lending	and Servicing	Property			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$233,954	$6,135	$—	$—	$240,089	$—	$240,089
Interest income from investment securities	20,674	80,061	—	—	100,735	(66,031)	34,704
Servicing fees	365	73,467	—	—	73,832	(25,829)	48,003
Rental income	—	14,698	55,822	—	70,520	—	70,520
Other revenues	81	2,418	24	—	2,523	(354)	2,169
Total revenues	255,074	176,779	55,846	—	487,699	(92,214)	395,485
Costs and expenses:
Management fees	770	30	—	47,832	48,632	98	48,730
Interest expense	44,907	6,566	10,627	52,055	114,155	—	114,155
General and administrative	8,462	52,015	1,392	5,980	67,849	358	68,207
Acquisition and investment pursuit costs	1,280	1,135	758	1,000	4,173	—	4,173
Costs of rental operations	—	6,723	21,784	—	28,507	—	28,507
Depreciation and amortization	—	6,781	31,052	—	37,833	—	37,833
Loan loss allowance, net	1,268	—	—	—	1,268	—	1,268
Other expense	—	100	—	—	100	—	100
Total costs and expenses	56,687	73,350	65,613	106,867	302,517	456	302,973
Income (loss) before other (loss) income, income taxes and non-controlling interests	198,387	103,429	(9,767)	(106,867)	185,182	(92,670)	92,512
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	46,540	46,540
Change in fair value of servicing rights	—	(19,704)	—	—	(19,704)	774	(18,930)
Change in fair value of investment securities, net	(244)	(44,069)	—	—	(44,313)	46,385	2,072
Change in fair value of mortgage loans held-for-sale, net	—	20,126	—	—	20,126	—	20,126
Earnings from unconsolidated entities	1,692	2,663	4,858	—	9,213	(669)	8,544
Gain on sale of investments and other assets, net	155	—	—	—	155	—	155
Gain (loss) on derivative financial instruments, net	12,842	(15,190)	(2,117)	—	(4,465)	—	(4,465)
Foreign currency (loss) gain, net	(19,662)	2,330	(34)	—	(17,366)	—	(17,366)
Other income, net	—	77	9,102	1,550	10,729	—	10,729
Total other (loss) income	(5,217)	(53,767)	11,809	1,550	(45,625)	93,030	47,405
Income (loss) before income taxes	193,170	49,662	2,042	(105,317)	139,557	360	139,917
Income tax provision	(75)	(725)	—	—	(800)	—	(800)
Net income (loss)	193,095	48,937	2,042	(105,317)	138,757	360	139,117
Net (income) loss attributable to non-controlling interests	(698)	71	—	—	(627)	(360)	(987)
Net income (loss) attributable to Starwood Property Trust, Inc.	$192,397	$49,008	$2,042	$(105,317)	$138,130	$—	$138,130

The table below presents our results of operations for the six months ended June 30, 2015 by business segment (amounts in thousands):

		Investing				Investing
	Lending	and Servicing	Property			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$227,400	$9,321	$—	$—	$236,721	$—	$236,721
Interest income from investment securities	39,346	71,968	—	—	111,314	(59,760)	51,554
Servicing fees	182	105,297	—	—	105,479	(47,068)	58,411
Rental income	—	4,150	3,536	—	7,686	—	7,686
Other revenues	413	3,231	—	—	3,644	(507)	3,137
Total revenues	267,341	193,967	3,536	—	464,844	(107,335)	357,509
Costs and expenses:
Management fees	755	36	—	53,897	54,688	101	54,789
Interest expense	41,720	4,870	877	52,866	100,333	—	100,333
General and administrative	10,941	61,815	176	3,372	76,304	364	76,668
Acquisition and investment pursuit costs	997	718	4,262	76	6,053	—	6,053
Costs of rental operations	—	2,576	333	—	2,909	—	2,909
Depreciation and amortization	—	8,298	1,615	—	9,913	—	9,913
Loan loss allowance, net	2,978	—	—	—	2,978	—	2,978
Other expense	—	375	—	—	375	—	375
Total costs and expenses	57,391	78,688	7,263	110,211	253,553	465	254,018
Income (loss) before other income, income taxes and non-controlling interests	209,950	115,279	(3,727)	(110,211)	211,291	(107,800)	103,491
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	103,734	103,734
Change in fair value of servicing rights	—	(13,256)	—	—	(13,256)	9,062	(4,194)
Change in fair value of investment securities, net	171	5,122	—	—	5,293	(4,346)	947
Change in fair value of mortgage loans held-for-sale, net	—	31,962	—	—	31,962	—	31,962
Earnings from unconsolidated entities	2,216	8,052	5,195	—	15,463	(422)	15,041
Gain on sale of investments and other assets, net	307	17,100	—	—	17,407	—	17,407
Gain (loss) on derivative financial instruments, net	8,909	(3,733)	(83)	—	5,093	—	5,093
Foreign currency loss, net	(8,155)	(1,291)	(7)	—	(9,453)	—	(9,453)
Loss on extinguishment of debt	—	—	—	(5,921)	(5,921)	—	(5,921)
Other income, net	—	41	—	14	55	—	55
Total other income (loss)	3,448	43,997	5,105	(5,907)	46,643	108,028	154,671
Income (loss) before income taxes	213,398	159,276	1,378	(116,118)	257,934	228	258,162
Income tax benefit (provision)	30	(19,773)	—	—	(19,743)	—	(19,743)
Net income (loss)	213,428	139,503	1,378	(116,118)	238,191	228	238,419
Net income attributable to non-controlling interests	(680)	—	—	—	(680)	(228)	(908)
Net income (loss) attributable to Starwood Property Trust, Inc.	$212,748	$139,503	$1,378	$(116,118)	$237,511	$—	$237,511

The table below presents our condensed consolidated balance sheet as of June 30, 2016 by business segment (amounts in thousands):

		Investing				Investing
	Lending	and Servicing	Property			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$127,803	$69,803	$18,723	$187,335	$403,664	$1,156	$404,820
Restricted cash	17,359	16,092	7,680	—	41,131	—	41,131
Loans held-for-investment, net	5,687,399	6,053	—	—	5,693,452	—	5,693,452
Loans held-for-sale	—	237,106	—	—	237,106	—	237,106
Loans transferred as secured borrowings	93,268	—	—	—	93,268	—	93,268
Investment securities	784,463	1,050,909	—	—	1,835,372	(936,569)	898,803
Properties, net	—	220,340	1,012,515	—	1,232,855	—	1,232,855
Intangible assets	—	154,975	51,650	—	206,625	(29,572)	177,053
Investment in unconsolidated entities	30,873	55,432	122,130	—	208,435	(7,894)	200,541
Goodwill	—	140,437	—	—	140,437	—	140,437
Derivative assets	32,446	2,736	7,510	—	42,692	—	42,692
Accrued interest receivable	29,028	1,008	—	—	30,036	—	30,036
Other assets	12,234	74,481	32,544	1,163	120,422	(2,372)	118,050
VIE assets, at fair value	—	—	—	—	—	80,076,117	80,076,117
Total Assets	$6,814,873	$2,029,372	$1,252,752	$188,498	$10,285,495	$79,100,866	$89,386,361
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$9,352	$58,583	$48,600	$23,295	$139,830	$782	$140,612
Related-party payable	—	555	—	19,763	20,318	—	20,318
Dividends payable	—	—	—	115,013	115,013	—	115,013
Derivative liabilities	13,706	4,163	1	—	17,870	—	17,870
Secured financing agreements, net	2,600,851	503,864	725,856	645,650	4,476,221	—	4,476,221
Convertible senior notes, net	—	—	—	1,334,424	1,334,424	—	1,334,424
Secured borrowings on transferred loans	94,668	—	—	—	94,668	—	94,668
VIE liabilities, at fair value	—	—	—	—	—	79,087,142	79,087,142
Total Liabilities	2,718,577	567,165	774,457	2,138,145	6,198,344	79,087,924	85,286,268
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	2,427	2,427	—	2,427
Additional paid-in capital	2,062,358	1,183,776	467,993	506,760	4,220,887	—	4,220,887
Treasury stock	—	—	—	(92,104)	(92,104)	—	(92,104)
Accumulated other comprehensive income (loss)	39,472	(6,973)	128	—	32,627	—	32,627
Retained earnings (accumulated deficit)	1,983,102	270,081	10,174	(2,366,730)	(103,373)	—	(103,373)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,084,932	1,446,884	478,295	(1,949,647)	4,060,464	—	4,060,464
Non-controlling interests in consolidated subsidiaries	11,364	15,323	—	—	26,687	12,942	39,629
Total Equity	4,096,296	1,462,207	478,295	(1,949,647)	4,087,151	12,942	4,100,093
Total Liabilities and Equity	$6,814,873	$2,029,372	$1,252,752	$188,498	$10,285,495	$79,100,866	$89,386,361

The table below presents our condensed consolidated balance sheet as of December 31, 2015 by business segment (amounts in thousands):

		Investing				Investing
	Lending	and Servicing	Property			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$83,836	$62,649	$2,944	$218,408	$367,837	$978	$368,815
Restricted cash	9,775	8,826	4,468	—	23,069	—	23,069
Loans held-for-investment, net	5,973,079	—	—	—	5,973,079	—	5,973,079
Loans held-for-sale	—	203,865	—	—	203,865	—	203,865
Loans transferred as secured borrowings	86,573	—	—	—	86,573	—	86,573
Investment securities	511,966	1,038,200	—	—	1,550,166	(825,219)	724,947
Properties, net	—	150,497	768,728	—	919,225	—	919,225
Intangible assets	—	152,278	61,121	—	213,399	(11,829)	201,570
Investment in unconsolidated entities	30,827	53,145	122,454	—	206,426	(7,225)	199,201
Goodwill	—	140,437	—	—	140,437	—	140,437
Derivative assets	33,412	2,087	9,592	—	45,091	—	45,091
Accrued interest receivable	34,028	286	—	—	34,314	—	34,314
Other assets	7,938	71,505	23,657	1,436	104,536	(2,057)	102,479
VIE assets, at fair value	—	—	—	—	—	76,675,689	76,675,689
Total Assets	$6,771,434	$1,883,775	$992,964	$219,844	$9,868,017	$75,830,337	$85,698,354
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$18,822	$90,399	$25,427	$21,468	$156,116	$689	$156,805
Related-party payable	—	423	—	40,532	40,955	—	40,955
Dividends payable	—	—	—	114,947	114,947	—	114,947
Derivative liabilities	5,190	6	—	—	5,196	—	5,196
Secured financing agreements, net	2,341,897	422,260	568,738	647,804	3,980,699	—	3,980,699
Convertible senior notes, net	—	—	—	1,323,795	1,323,795	—	1,323,795
Secured borrowings on transferred loans	88,000	—	—	—	88,000	—	88,000
VIE liabilities, at fair value	—	—	—	—	—	75,817,014	75,817,014
Total Liabilities	2,453,909	513,088	594,165	2,148,546	5,709,708	75,817,703	81,527,411
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	2,410	2,410	—	2,410
Additional paid-in capital	2,477,987	1,146,926	394,465	173,466	4,192,844	—	4,192,844
Treasury stock	—	—	—	(72,381)	(72,381)	—	(72,381)
Accumulated other comprehensive income (loss)	37,242	(3,714)	(3,799)	—	29,729	—	29,729
Retained earnings (accumulated deficit)	1,790,705	221,073	8,133	(2,032,197)	(12,286)	—	(12,286)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,305,934	1,364,285	398,799	(1,928,702)	4,140,316	—	4,140,316
Non-controlling interests in consolidated subsidiaries	11,591	6,402	—	—	17,993	12,634	30,627
Total Equity	4,317,525	1,370,687	398,799	(1,928,702)	4,158,309	12,634	4,170,943
Total Liabilities and Equity	$6,771,434	$1,883,775	$992,964	$219,844	$9,868,017	$75,830,337	$85,698,354

23. Subsequent Events

Dividend Declaration

On August 4, 2016, our board of directors declared a dividend of $0.48 per share for the third quarter of 2016, which is payable on October 17, 2016 to common stockholders of record as of September 30, 2016.

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

We have three reportable business segments as of June 30, 2016:

•

Real estate lending (the “Lending Segment”)— engages primarily in originating, acquiring, financing and managing commercial first mortgages, subordinated mortgages, mezzanine loans, preferred equity, CMBS, RMBS and other real estate and real estate-related debt investments in both the U.S. and Europe that are held for investment.

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

Developments During the Second Quarter of 2016

•	The Lending Segment originated or acquired the following loans or CMBS during the quarter:

o	$330.0 million first mortgage and mezzanine loan for the development of an 856-unit luxury multi-family project located in Brooklyn, New York, of which the Company funded $17.1 million.

o

$216.0 million portfolio of three first mortgage loans secured by 25 office properties located in Long Island, New York and a two-building office complex located in San Jose, California, of which the Company funded $211.9 million.

o

€165.4 million investment in one first mortgage loan and one first mortgage loan portfolio, each of which had been securitized into single-borrower securitizations by the seller. The €98.9 million first mortgage loan is secured by a shopping center in the metropolitan area of Lisbon, Portugal.  The €66.5 million first mortgage loan portfolio is secured by five food-related retail properties across Portugal, with four of the assets located in the Greater Lisbon metropolitan area.

o

$183.0 million first mortgage and mezzanine loan for the refinancing and renovation of a four-tower luxury multi-family complex located in the Greater Philadelphia area, of which the Company funded $138.3 million.

•	Funded $123.8 million of previously originated loan commitments.

•	Received proceeds of $1.0 billion from maturities, sales and principal repayments on loans.

•	Originated new conduit loans of $288.2 million and received proceeds of $218.4 million from sales of conduit loans.

•	Purchased $65.0 million and $46.9 million of CMBS and RMBS, respectively, including $39.5 million of new issue B-pieces.

•	Named special servicer on two new issue CMBS deals, of which we retained the related B-pieces, with a total unpaid principal balance of $1.5 billion.

•

Acquired the final two of the 32 affordable housing communities which comprise our “Woodstar Portfolio.” These two properties include 628 units, total assets of $48.9 million and assumed liabilities of $22.1 million, which include state sponsored financing and other assumed debt.

•	Acquired commercial real estate from CMBS trusts for a gross purchase price of $58.9 million.

Developments During the First Quarter of 2016

•	The Lending Segment originated or acquired the following loans during the quarter:

o

$162.0 million first mortgage and mezzanine loan for the acquisition and renovation of a 10-building office and warehouse complex located in Brooklyn, New York, of which the Company funded $80.0 million.

o	$105.0 million first mortgage loan secured by two Class A multi-family properties located in Orlando, Florida, which was fully funded upon acquisition.

o	$65.0 million first mortgage and mezzanine loan for the refinancing of a data center located in Orlando, Florida, of which the Company funded $60.0 million.

o	$54.2 million first mortgage and mezzanine loan for the acquisition and renovation of a 491-room hotel located in Cincinnati, Ohio, of which the Company funded $46.4 million.

•

Acquired 12 of the 32 affordable housing communities in our Woodstar Portfolio. These 12 properties include 3,082 units, total assets of $227.4 million and assumed liabilities of $147.5 million, which includes federal, state and county sponsored financing.

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

Subsequent Events

Refer to Note 23 to the Condensed Consolidated Financial Statements for disclosure regarding significant transactions that occurred subsequent to June 30, 2016.

Results of Operations

The discussion below is based on accounting principles generally accepted in the United States of America (“GAAP”) and therefore reflects the elimination of certain key financial statement line items related to the consolidation of securitization variable interest entities (“VIEs”), particularly within revenues and other income, as discussed in Note 2 to the Condensed Consolidated Financial Statements. For a discussion of our results of operations excluding the impact of Accounting Standards Codification (“ASC”) Topic 810 as it relates to the consolidation of securitization VIEs, refer to the Non-GAAP Financial Measures section herein.

The following table compares our summarized results of operations for the three and six months ended June 30, 2016 and 2015 by business segment (amounts in thousands):

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2016	2015	$ Change	2016	2015	$ Change
Revenues:
Lending Segment	$130,606	$131,410	$(804)	$255,074	$267,341	$(12,267)
Investing and Servicing Segment	82,244	108,764	(26,520)	176,779	193,967	(17,188)
Property Segment	29,638	3,536	26,102	55,846	3,536	52,310
Investing and Servicing VIEs	(42,496)	(65,050)	22,554	(92,214)	(107,335)	15,121
	199,992	178,660	21,332	395,485	357,509	37,976
Costs and expenses:
Lending Segment	30,478	29,532	946	56,687	57,391	(704)
Investing and Servicing Segment	38,232	40,991	(2,759)	73,350	78,688	(5,338)
Property Segment	34,215	7,261	26,954	65,613	7,263	58,350
Corporate	53,491	54,578	(1,087)	106,867	110,211	(3,344)
Investing and Servicing VIEs	237	229	8	456	465	(9)
	156,653	132,591	24,062	302,973	254,018	48,955
Other income (loss):
Lending Segment	(868)	(693)	(175)	(5,217)	3,448	(8,665)
Investing and Servicing Segment	7,905	8,751	(846)	(53,767)	43,997	(97,764)
Property Segment	19,421	2,497	16,924	11,809	5,105	6,704
Corporate	—	(629)	629	1,550	(5,907)	7,457
Investing and Servicing VIEs	42,980	65,437	(22,457)	93,030	108,028	(14,998)
	69,438	75,363	(5,925)	47,405	154,671	(107,266)
Income (loss) before income taxes:
Lending Segment	99,260	101,185	(1,925)	193,170	213,398	(20,228)
Investing and Servicing Segment	51,917	76,524	(24,607)	49,662	159,276	(109,614)
Property Segment	14,844	(1,228)	16,072	2,042	1,378	664
Corporate	(53,491)	(55,207)	1,716	(105,317)	(116,118)	10,801
Investing and Servicing VIEs	247	158	89	360	228	132
	112,777	121,432	(8,655)	139,917	258,162	(118,245)
Income tax provision	(706)	(3,792)	3,086	(800)	(19,743)	18,943
Net income attributable to non-controlling interests	(598)	(492)	(106)	(987)	(908)	(79)
Net income attributable to Starwood Property Trust, Inc.	$111,473	$117,148	$(5,675)	$138,130	$237,511	$(99,381)

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Lending Segment

Revenues

For the three months ended June 30, 2016, revenues of our Lending Segment decreased $0.8 million to $130.6 million, compared to $131.4 million for the three months ended June 30, 2015. This decrease was primarily due to (i) a $6.0 million decrease in interest income from investment securities principally due to maturities during 2015 of two preferred equity interests we held in companies that own commercial real estate, partially offset by (ii) a $5.4 million increase in interest income from loans principally due to higher loan fee income due to increased levels of loan prepayments during the second quarter of 2016.

Costs and Expenses

For the three months ended June 30, 2016, costs and expenses of our Lending Segment increased $0.9 million to $30.5 million, compared to $29.5 million for the three months ended June 30, 2015. This increase was primarily due to a $2.4 million increase in interest expense associated with the various secured financing facilities used to fund a portion of our investment portfolio and a $0.7 million increase in investment pursuit costs, partially offset by a $1.5 million decrease in general and administrative (“G&A”) expenses primarily due to lower compensation costs.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	June 30,
	2016	2015	Change
Interest income from loans	$119,296	$113,928	$5,368
Interest income from investment securities	11,046	17,050	(6,004)
Interest expense	(22,572)	(20,197)	(2,375)
Net interest income	$107,770	$110,781	$(3,011)

For the three months ended June 30, 2016, net interest income of our Lending Segment decreased $3.0 million to $107.8 million, compared to $110.8 million for the three months ended June 30, 2015.  This decrease reflects the net decrease in interest income explained in the Revenues discussion above and the increase in interest expense on our secured financing facilities.

During the three months ended June 30, 2016, the weighted average unlevered and levered yields on the Lending Segment’s loans and investment securities were 7.2% and 10.1%, respectively, excluding the impact of bridge financing. During the three months ended June 30, 2015, the weighted average unlevered and levered yields on the Lending Segment’s loans and investment securities were 7.5% and 10.0%, respectively, excluding the impact of bridge financing. The slight decrease in the weighted average unlevered and levered yields is primarily due to a gradual decline of interest rate spreads over the last twelve months.

During the three months ended June 30, 2016 and 2015, the Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 3.4% and 3.1%, respectively, and 3.3% and 2.9%, respectively, excluding the impact of bridge financing.

Other Loss

For the three months ended June 30, 2016, other loss of our Lending Segment increased $0.2 million to a loss of $0.9 million, compared to a loss of $0.7 million for the three months ended June 30, 2015. The increase was primarily due to a $39.0 million unfavorable swing in foreign currency gain (loss) and a $1.0 million decrease in income from other investments, partially offset by a favorable swing of $39.8 million in gain (loss) on derivatives.  The favorable swing in gain (loss) on derivatives reflects a $46.5 million favorable swing in foreign currency hedges and a $6.7 million unfavorable swing in interest rate swaps.  The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and CMBS investments.  The gains on those hedges reflect the overall strengthening of the U.S. dollar against the pound sterling (“GBP”).  The interest rate swaps are used primarily to fix our interest rate payments on variable rate borrowings.  The favorable swing in foreign currency hedges is greater than the offsetting unfavorable swing in foreign currency gain (loss) mainly because (i) the portion of unrealized foreign currency loss associated with an investment security held in 2015 was reported in accumulated other comprehensive income (“AOCI”) rather than earnings, in accordance with GAAP, whereas the full change in fair value of the related currency hedge was reported in earnings since it was not a designated hedge and (ii) the foreign currency hedges generally cover all the expected future cash flows from the hedged investments.

Investing and Servicing Segment and VIEs

Revenues

For the three months ended June 30, 2016, revenues of our Investing and Servicing Segment decreased $4.0 million to $39.7 million after consolidated VIE eliminations of $42.5 million, compared to $43.7 million after consolidated VIE eliminations of $65.0 million for the three months ended June 30, 2015. The VIE eliminations are merely a function of the number of CMBS trusts consolidated in any given period, and as such, are not a meaningful indicator of the operating results for this segment.  The decrease in revenues in the second quarter of 2016 was primarily due to decreases of $7.0 million in servicing fees, $2.5 million in interest income from CMBS investments and $1.1 million in interest income on loans held-for-sale, partially offset by a $6.7 million increase in rental income on our expanded REO Portfolio (see Note 3 to the Condensed Consolidated Financial Statements).  The $2.5 million decrease in CMBS interest income reflects a $12.3 million decrease in VIE eliminations related to the CMBS trusts we consolidate.  Excluding the effect of these eliminations, CMBS interest income decreased by $14.8 million, reflecting a lower level of CMBS interest recoveries due to fewer asset liquidations by CMBS trusts, partially offset by the effect of a $221.2 million net increase in this segment’s CMBS investments between June 30, 2015 and 2016.

Costs and Expenses

For the three months ended June 30, 2016, costs and expenses of our Investing and Servicing Segment decreased $2.7 million to $38.5 million, compared to $41.2 million for the three months ended June 30, 2015, inclusive of VIE eliminations which were nominal for both periods. The decrease in costs and expenses was primarily due to lower incentive compensation, partially offset by an increase in costs of rental operations and an increase in interest expense on secured financings for CMBS and the REO Portfolio.

Other Income

For the three months ended June 30, 2016, other income of our Investing and Servicing Segment decreased $23.3 million to $50.9 million including additive net VIE eliminations of $43.0 million, from $74.2 million including additive net VIE eliminations of $65.4 million for the three months ended June 30, 2015.  The decrease in other income in the second quarter of 2016 compared to the second quarter of 2015 was primarily due to (i) a $9.5 million greater reduction in fair value of servicing rights which reflects the expected amortization of this deteriorating asset net of increases in fair value due to the attainment of new servicing contracts, (ii) an $8.2 million unfavorable swing in gain (loss) on derivatives which principally hedge our interest rate risk on conduit loans held-for-sale and (iii) a decrease of $5.2 million in the change in value of net assets related to consolidated VIEs. The change in net assets related to consolidated VIEs reflects amounts associated with the Investing and Servicing Segment’s variable interests in CMBS trusts it consolidates, including special servicing fees, interest income, and changes in fair value of CMBS and servicing rights. As noted above, this number is merely a function of the number of CMBS trusts consolidated in any given period, and as such, is not a meaningful indicator of the operating results for this segment.  Before VIE eliminations, there was an increase in fair value of CMBS securities of $7.5 million and a decrease of $3.2 million in the three months ended June 30, 2016 and 2015, respectively.

Income Tax Provision

Historically, our consolidated income tax provision principally relates to the taxable nature of the Investing and Servicing Segment’s loan servicing and loan conduit businesses which are housed in TRSs.  Our tax provision for the three months ended June 30, 2016, as well as the overall effective tax rate, is lower than for the three months ended June 30, 2015 primarily due to a decrease in the taxable income of our TRSs.

Property Segment

Revenues

For the three months ended June 30, 2016, revenues of our Property Segment increased $26.1 million to $29.6 million, compared to $3.5 million for the three months ended June 30, 2015.  The increase in revenues in the second quarter of 2016 was primarily due to increases in rental income of $21.3 million from our Woodstar Portfolio and $4.8 million from our Ireland Portfolio, both of which are described in Note 3 to the Condensed Consolidated Financial Statements.

Costs and Expenses

For the three months ended June 30, 2016, costs and expenses of our Property Segment increased $26.9 million to $34.2 million, compared to $7.3 million for the three months ended June 30, 2015. The increase in costs and expenses was primarily due to increases of $13.7 million in depreciation and amortization, $11.9 million in other rental related costs and $4.8 million in interest expense on the secured financing for the Woodstar and Ireland Portfolios, partially offset by a $4.1 million decrease in acquisition and investment pursuit costs.

Other Income

For the three months ended June 30, 2016, other income of our Property Segment increased $16.9 million to $19.4 million, compared to $2.5 million for the three months ended June 30, 2015. The increase in other income was primarily due to the recognition of an $8.4 million bargain purchase gain on the final two properties we purchased for the Woodstar Portfolio during the second quarter of 2016 and an increase of $8.2 million in gains on foreign currency derivatives that economically hedge our Euro currency exposure with respect to the Ireland Portfolio.

Corporate

Costs and Expenses

For the three months ended June 30, 2016, corporate expenses decreased $1.1 million to $53.5 million, compared to $54.6 million for the three months ended June 30, 2015. The decrease was primarily due to a $3.1 million decrease in management fees partially offset by a $2.0 million increase in other corporate expenses, including acquisition and investment pursuit costs.

Other Income (Loss)

For the three months ended June 30, 2016, there was no corporate other income (loss) compared to a loss of $0.6 million for the three months ended June 30, 2015 on the repurchase of $14.5 million principal amount of our convertible senior notes due 2019.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Lending Segment

Revenues

For the six months ended June 30, 2016, revenues of our Lending Segment decreased $12.2 million to $255.1 million, compared to $267.3 million for the six months ended June 30, 2015. This decrease was primarily due to (i) an $18.7 million decrease in interest income from investment securities principally due to maturities during 2015 of two preferred equity interests we held in companies that own commercial real estate and the absence of $5.4 million of income realized upon the collection of a RMBS in the first quarter of 2015, partially offset by (ii) a $6.5 million increase in interest income from loans principally due to higher loan fee income due to increased levels of loan prepayments during the second quarter of 2016.

Costs and Expenses

For the six months ended June 30, 2016, costs and expenses of our Lending Segment decreased $0.7 million to $56.7 million, compared to $57.4 million for the six months ended June 30, 2015. This decrease was primarily due to a $2.5 million decrease in G&A expenses primarily due to lower compensation costs and a $1.7 million decrease in our provision for loan losses, partially offset by a $3.2 million increase in interest expense associated with the various secured financing facilities used to fund a portion of our investment portfolio.

Net Interest Income (amounts in thousands)

	For the Six Months Ended
	June 30,
	2016	2015	Change
Interest income from loans	$233,954	$227,400	$6,554
Interest income from investment securities	20,674	39,346	(18,672)
Interest expense	(44,907)	(41,720)	(3,187)
Net interest income	$209,721	$225,026	$(15,305)

   For the six months ended June 30, 2016, net interest income of our Lending Segment decreased $15.3 million to $209.7 million, compared to $225.0 million for the six months ended June 30, 2015.  This decrease reflects the net decrease in interest income explained in the Revenues discussion above and the increase in interest expense on our secured financing facilities.

During the six months ended June 30, 2016, the weighted average unlevered and levered yields on the Lending Segment’s loans and investment securities were 7.5% and 10.1%, respectively, excluding the impact of bridge financing. During the six months ended June 30, 2015, the weighted average unlevered and levered yields on the Lending Segment’s loans and investment securities were 7.7% and 10.2%, respectively, excluding the impact of bridge financing. The slight decrease in the weighted average unlevered and levered yields is primarily due to a gradual decline of interest rate spreads over the last twelve months.

During the six months ended June 30, 2016 and 2015, the Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 3.4% and 3.2%, respectively, and 3.3% and 3.0%, respectively, excluding the impact of bridge financing.

Other Income (Loss)

For the six months ended June 30, 2016, other income (loss) of our Lending Segment decreased $8.6 million to a loss of $5.2 million, compared to income of $3.4 million for the six months ended June 30, 2015. The decrease was primarily due to an $11.5 million increase in foreign currency loss partially offset by a $3.9 million increase in derivative gains.  The $3.9 million increase in derivative gains reflects a $13.2 million increased gain on foreign currency hedges partially offset by a $9.3 million increased loss on interest rate swaps.  The foreign currency hedges are used to fix the U.S.

dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and CMBS investments.  The gains on those hedges reflect the overall strengthening of the U.S. dollar against the GBP.  The interest rate swaps are used primarily to fix our interest rate payments on variable rate borrowings.  The increase in gain on foreign currency hedges is greater than the offsetting increase in foreign currency loss mainly because (i) the portion of unrealized foreign currency loss associated with an investment security held in 2015 was reported in AOCI rather than earnings, in accordance with GAAP, whereas the full change in fair value of the related currency hedge was reported in earnings since it was not a designated hedge and (ii) the foreign currency hedges generally cover all the expected future cash flows from the hedged investments.

Investing and Servicing Segment and VIEs

Revenues

For the six months ended June 30, 2016, revenues of our Investing and Servicing Segment decreased $2.0 million to $84.6 million after consolidated VIE eliminations of $92.2 million, compared to $86.6 million after consolidated VIE eliminations of $107.3 million for the six months ended June 30, 2015. The VIE eliminations are merely a function of the number of CMBS trusts consolidated in any given period, and as such, are not a meaningful indicator of the operating results for this segment.  The decrease in revenues in the six months of 2016 was primarily due to decreases of $10.6 million in servicing fees and $3.2 million in interest income on loans held-for-sale, partially offset by increases of $10.5 million in rental income on our expanded REO Portfolio (see Note 3 to the Condensed Consolidated Financial Statements) and $1.8 million in interest income from CMBS investments.  The $1.8 million increase in CMBS interest income reflects a $6.3 million increase in VIE eliminations related to the CMBS trusts we consolidate.  Excluding the effect of these eliminations, CMBS interest income increased by $8.1 million, reflecting a $221.2 million net increase in this segment’s CMBS investments between June 30, 2015 and 2016, partially offset by a lower level of CMBS interest recoveries due to fewer asset liquidations by CMBS trusts during the second quarter of 2016.

Costs and Expenses

For the six months ended June 30, 2016, costs and expenses of our Investing and Servicing Segment decreased $5.4 million to $73.8 million, compared to $79.2 million for the six months ended June 30, 2015, inclusive of VIE eliminations which were nominal for both periods. The decrease in costs and expenses was primarily due to lower incentive compensation, partially offset by an increase in costs of rental operations and an increase in interest expense on secured financings for CMBS and the REO Portfolio.

Other Income

For the six months ended June 30, 2016, other income of our Investing and Servicing Segment decreased $112.7 million to $39.3 million including additive net VIE eliminations of $93.0 million, from $152.0 million including additive net VIE eliminations of $108.0 million for the six months ended June 30, 2015.  The decrease in other income in the six months of 2016 compared to 2015 was primarily due to (i) a decrease of $57.2 million in the change in value of net assets related to consolidated VIEs, (ii) the absence of a $17.1 million gain on sale of a commercial real estate asset realized in the first quarter of 2015, (iii) a $14.7 million greater reduction in fair value of servicing rights which reflects the expected amortization of this deteriorating asset net of increases in fair value due to the attainment of new servicing contracts, (iv) an $11.8 million lesser increase in fair value of loans held-for-sale and (v) an $11.5 million increased loss on derivatives which principally hedge our interest rate risk on conduit loans held-for-sale and. The change in net assets related to consolidated VIEs reflects amounts associated with the Investing and Servicing Segment’s variable interests in CMBS trusts it consolidates, including special servicing fees, interest income, and changes in fair value of CMBS and servicing rights. As noted above, this number is merely a function of the number of CMBS trusts consolidated in any given period, and as such, is not a meaningful indicator of the operating results for this segment.  Before VIE eliminations, there was a decrease in fair value of CMBS securities of $44.1 million and an increase of $5.1 million in the six months ended June 30, 2016 and 2015, respectively.

Income Tax Provision

Historically, our consolidated income tax provision principally relates to the taxable nature of the Investing and Servicing Segment’s loan servicing and loan conduit businesses which are housed in TRSs.  Our tax provision for the six months ended June 30, 2016, as well as the overall effective tax rate, is lower than for the six months ended June 30, 2015 primarily due to a decrease in the taxable income of our TRSs.

Property Segment

Revenues

For the six months ended June 30, 2016, revenues of our Property Segment increased $52.3 million to $55.8 million, compared to $3.5 million for the six months ended June 30, 2015. The increase in revenues in the six months of 2016 was primarily due to increases in rental income of $39.6 million from our Woodstar Portfolio and $12.7 million from our Ireland Portfolio, both of which are described in Note 3 to the Condensed Consolidated Financial Statements.

Costs and Expenses

For the six months ended June 30, 2016, costs and expenses of our Property Segment increased $58.3 million to $65.6 million, compared to $7.3 million for the six months ended June 30, 2015. The increase in costs and expenses was primarily due to increases of $29.4 million in depreciation and amortization, $21.5 million in other rental related costs and $9.8 million in interest expense on the secured financing for the Woodstar and Ireland Portfolios, partially offset by a $3.5 million decrease in acquisition and investment pursuit costs.

Other Income

For the six months ended June 30, 2016, other income of our Property Segment increased $6.7 million to $11.8 million, compared to $5.1 million for the six months ended June 30, 2015. The increase in other income was primarily due to the recognition of an $8.4 million bargain purchase gain on the final two properties we purchased for the Woodstar Portfolio during the second quarter of 2016, partially offset by an increase of $2.0 million in losses on foreign currency derivatives that economically hedge our Euro currency exposure with respect to the Ireland Portfolio and interest rate derivatives related to debt financing for the Ireland Portfolio.

Corporate

Costs and Expenses

For the six months ended June 30, 2016, corporate expenses decreased $3.3 million to $106.9 million, compared to $110.2 million for the six months ended June 30, 2015. The decrease was primarily due to a $6.1 million decrease in management fees partially offset by a $2.8 million increase in other corporate expenses, including acquisition and investment pursuit costs.

Other Income (Loss)

For the six months ended June 30, 2016, corporate other income (loss) increased $7.4 million to income of $1.5 million, compared to a loss of $5.9 million for the six months ended June 30, 2015.  Corporate other income of $1.5 million for the six months ended June 30, 2016 represents a reimbursement received related to a partnership guarantee arrangement.  Corporate other loss of $5.9 million for the six months ended June 30, 2015 represents a loss on the repurchase of $118.6 million of our convertible senior notes due 2019.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Diluted weighted average shares - GAAP	237,597	235,831	237,367	230,085
Add: Unvested stock awards	1,722	2,295	1,778	2,155
Less: Conversion spread value	(441)	(649)	(456)	(644)
Diluted weighted average shares - Core	238,878	237,477	238,689	231,596

The definition of Core Earnings allows management to make adjustments, subject to the approval of a majority of our independent directors, in situations where such adjustments are considered appropriate in order for Core Earnings to be calculated in a manner consistent with its definition and objective.  No adjustments to the definition of Core Earnings occurred during the six months ended June 30, 2016.

The following table summarizes our quarterly Core Earnings per weighted average diluted share for the six months ended June 30, 2016 and 2015:

	Core Earnings For the Three-Month Periods Ended
	March 31	June 30
2016	$0.50	$0.50
2015	0.55	0.53

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

The following table presents our summarized results of operations and reconciliation to Core Earnings for the three months ended June 30, 2016, by business segment (amounts in thousands, except per share data):

		Investing
	Lending	and Servicing	Property
	Segment	Segment	Segment	Corporate	Total
Revenues	$130,606	$82,244	$29,638	$—	$242,488
Costs and expenses	(30,478)	(38,232)	(34,215)	(53,491)	(156,416)
Other (loss) income	(868)	7,905	19,421	—	26,458
Income (loss) before income taxes	99,260	51,917	14,844	(53,491)	112,530
Income tax provision	—	(706)	—	—	(706)
Income attributable to non-controlling interests	(348)	(3)	—	—	(351)
Net income (loss) attributable to Starwood Property Trust, Inc.	98,912	51,208	14,844	(53,491)	111,473
Add / (Deduct):
Non-cash equity compensation expense	704	1,401	29	5,524	7,658
Management incentive fee	—	—	—	2,868	2,868
Acquisition and investment pursuit costs	—	226	136	—	362
Depreciation and amortization	—	2,921	15,369	—	18,290
Loan loss allowance, net	2,029	—	—	—	2,029
Interest income adjustment for securities	(243)	5,857	—	—	5,614
Other non-cash items	—	17	(9,206)	—	(9,189)
Reversal of unrealized (gains) / losses on:
Loans held-for-sale	—	(13,235)	—	—	(13,235)
Securities	30	(7,459)	—	—	(7,429)
Derivatives	(16,530)	3,635	(8,330)	—	(21,225)
Foreign currency	17,840	(870)	18	—	16,988
Earnings from unconsolidated entities	(1,224)	(1,286)	(2,429)	—	(4,939)
Recognition of realized gains / (losses) on:
Loans held-for-sale	—	13,679	—	—	13,679
Securities	—	(4,554)	—	—	(4,554)
Derivatives	25,321	(3,104)	—	—	22,217
Foreign currency	(25,704)	839	(19)	—	(24,884)
Earnings from unconsolidated entities	1,224	630	2,333	—	4,187
Core Earnings (Loss)	$102,359	$49,905	$12,745	$(45,099)	$119,910
Core Earnings (Loss) per Weighted Average Diluted Share	$0.43	$0.21	$0.05	$(0.19)	$0.50

The following table presents our summarized results of operations and reconciliation to Core Earnings for the three months ended June 30, 2015, by business segment (amounts in thousands, except per share data):

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

Lending Segment

The Lending Segment’s Core Earnings decreased by $5.7 million, from $108.1 million during the second quarter of 2015 to $102.4 million in the second quarter of 2016. After making adjustments for the calculation of Core Earnings, revenues were $130.4 million, costs and expenses were $27.7 million and other income was $0.1 million.

Core revenues, consisting principally of interest income on loans, decreased by $0.7 million in the second quarter of 2016 primarily due to (i) a $5.9 million decrease in interest income from investment securities principally due to maturities during 2015 of two preferred equity interests we held in companies that own commercial real estate, partially offset by (ii) a $5.4 million increase in interest income from loans principally due to higher loan fee income due to increased levels of loan prepayments during the second quarter of 2016.

Core costs and expenses increased by $2.0 million in the second quarter of 2016 primarily due a $2.4 million increase in interest expense associated with the various secured financing facilities used to fund a portion of our investment portfolio and a $0.7 million increase in investment pursuit costs, partially offset by a $1.1 million decrease in G&A expenses reflecting lower compensation costs.

Core other income decreased by $2.9 million, principally due to an increase in losses on foreign currency denominated assets partially offset by an increase in gains on related derivatives.

Investing and Servicing Segment

The Investing and Servicing Segment’s Core Earnings decreased by $11.2 million, from $61.1 million during the second quarter of 2015 to $49.9 million in the second quarter of 2016.  After making adjustments for the calculation of Core Earnings, revenues were $88.1 million, costs and expenses were $33.7 million, other loss was $3.8 million and income taxes were $0.7 million.

Core revenues decreased by $13.4 million in the second quarter of 2016, primarily due to decreases of $17.1 million in servicing fees, $1.7 million in interest income from our CMBS portfolio and $1.1 million in interest income on loans held-for-sale, partially offset by a $6.8 million increase in rental income on our expanded REO Portfolio.

Core costs and expenses decreased by $4.5 million in the second quarter of 2016, primarily due to lower incentive compensation and lower amortization of our European servicing rights, partially offset by an increase in costs of rental operations and an increase in interest expense on secured financings for CMBS and the REO Portfolio.

Core other income decreased by $5.4 million to a loss in the second quarter of 2016, primarily reflecting a $4.5 million decrease in gains on sales of conduit loans.

Income taxes, which principally relate to the operating results of our servicing and conduit businesses which are held in TRSs, decreased $3.1 million due to a decrease in the taxable income of our TRSs.

Property Segment

The Property Segment’s Core Earnings increased by $12.3 million, from $0.4 million during the second quarter of 2015 to $12.7 million in the second quarter of 2016. After making adjustments for the calculation of Core Earnings, revenues were $28.9 million, costs and expenses were $18.7 million and other income was $2.5 million.

Core revenues increased by $25.4 million in the second quarter of 2016, primarily due to an increase in rental income from the Woodstar and Ireland Portfolios.

Core costs and expenses increased by $13.1 million in the second quarter of 2016, primarily due to increases in rental related costs of $11.9 million and interest expense on the secured financing for the Woodstar and Ireland Portfolios of $4.8 million, partially offset by a $4.2 million decrease in acquisition and investment pursuit costs.

Core other income did not materially change in the second quarter of 2016 compared to the second quarter of 2015.

Corporate

Core corporate costs and expenses increased by $1.5 million, from $43.6 million in the second quarter of 2015 to $45.1 million in the second quarter of 2016, primarily due to an increase in acquisition and investment pursuit costs.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

The following table presents our summarized results of operations and reconciliation to Core Earnings for the six months ended June 30, 2016, by business segment (amounts in thousands, except per share data):

		Investing
	Lending	and Servicing	Property
	Segment	Segment	Segment	Corporate	Total
Revenues	$255,074	$176,779	$55,846	$—	$487,699
Costs and expenses	(56,687)	(73,350)	(65,613)	(106,867)	(302,517)
Other (loss) income	(5,217)	(53,767)	11,809	1,550	(45,625)
Income (loss) before income taxes	193,170	49,662	2,042	(105,317)	139,557
Income tax provision	(75)	(725)	—	—	(800)
(Income) loss attributable to non-controlling interests	(698)	71	—	—	(627)
Net income (loss) attributable to Starwood Property Trust, Inc.	192,397	49,008	2,042	(105,317)	138,130
Add / (Deduct):
Non-cash equity compensation expense	1,286	2,487	62	10,907	14,742
Management incentive fee	—	—	—	7,467	7,467
Acquisition and investment pursuit costs	—	815	694	—	1,509
Depreciation and amortization	—	5,127	31,089	—	36,216
Loan loss allowance, net	1,268	—	—	—	1,268
Interest income adjustment for securities	(504)	6,746	—	—	6,242
Other non-cash items	—	17	(10,814)	—	(10,797)
Reversal of unrealized (gains) / losses on:
Loans held-for-sale	—	(20,126)	—	—	(20,126)
Securities	244	44,069	—	—	44,313
Derivatives	(14,183)	14,398	2,117	—	2,332
Foreign currency	19,662	(2,330)	34	—	17,366
Earnings from unconsolidated entities	(1,692)	(2,663)	(4,858)	—	(9,213)
Recognition of realized gains / (losses) on:
Loans held-for-sale	—	18,471	—	—	18,471
Securities	—	(7,877)	—	—	(7,877)
Derivatives	25,875	(9,816)	(70)	—	15,989
Foreign currency	(25,771)	2,193	(34)	—	(23,612)
Earnings from unconsolidated entities	2,296	1,755	2,333	—	6,384
Core Earnings (Loss)	$200,878	$102,274	$22,595	$(86,943)	$238,804
Core Earnings (Loss) per Weighted Average Diluted Share	$0.84	$0.43	$0.09	$(0.36)	$1.00

The following table presents our summarized results of operations and reconciliation to Core Earnings for the six months ended June 30, 2015, by business segment (amounts in thousands, except per share data):

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

Lending Segment

The Lending Segment’s Core Earnings decreased by $14.5 million, from $215.4 million during the six months ended June 30, 2015 to $200.9 million during the six months ended June 30, 2016. After making adjustments for the calculation of Core Earnings, revenues were $254.6 million, costs and expenses were $54.1 million and other income was $1.2 million.

Core revenues, consisting principally of interest income on loans, decreased by $12.4 million during the six months ended June 30, 2016 primarily due to (i) an $18.8 million decrease in interest income from investment securities principally due to maturities during 2015 of two preferred equity interests we held in companies that own commercial real estate, and the absence of $5.4 million of income realized upon the collection of a RMBS in the first quarter of 2015, partially offset by (ii) a $6.5 million increase in interest income from loans principally due to higher loan fee income due to increased levels of loan prepayments during the second quarter of 2016.

Core costs and expenses increased by $1.0 million during the six months ended June 30, 2016 primarily due to a $3.2 million increase in interest expense associated with the various secured financing facilities used to fund a portion of our investment portfolio partially offset by a $2.4 million decrease in G&A expenses reflecting lower compensation costs.

Core other income decreased by $1.0 million, principally due to an increase in losses on foreign currency denominated assets partially offset by an increase in gains on related derivatives.

Investing and Servicing Segment

The Investing and Servicing Segment’s Core Earnings decreased by $19.7 million, from $122.0 million during the six months ended June 30, 2015 to $102.3 million during the six months ended June 30, 2016.  After making adjustments for the calculation of Core Earnings, revenues were $183.6 million, costs and expenses were $65.0 million, other loss was $15.6 million and income taxes were $0.7 million.

Core revenues decreased by $6.9 million during the six months ended June 30, 2016, primarily due to decreases of $31.8 million in servicing fees and $3.2 million in interest income on loans held-for-sale, partially offset by increases of $18.3 million in interest income from our CMBS portfolio and $10.6 million in rental income on our expanded REO Portfolio.

Core costs and expenses decreased by $10.5 million during the six months ended June 30, 2016, primarily due to lower incentive compensation and lower amortization of our European servicing rights, partially offset by an increase in cost of rental operations and an increase in interest expense on secured financings for CMBS and the REO Portfolio.

Core other income decreased by $42.4 million to a loss during the six months ended June 30, 2016, primarily reflecting a $17.2 million decrease in gains on sales of conduit loans, the absence of a $16.6 million gain on the sale of a commercial real estate asset and a $10.0 million decrease in gains on sales of CMBS.

Income taxes, which principally relate to the operating results of our servicing and conduit businesses which are held in TRSs, decreased $19.1 million due to a decrease in the taxable income of our TRSs.

Property Segment

The Property Segment’s Core Earnings increased by $19.6 million, from $3.0 million during the six months ended June 30, 2015 to $22.6 million during the six months ended June 30, 2016. After making adjustments for the calculation of Core Earnings, revenues were $53.5 million, costs and expenses were $33.8 million and other income was $2.9 million.

Core revenues increased by $50.0 million during the six months ended June 30, 2016 due to an increase in rental income from the Woodstar and Ireland Portfolios.

Core costs and expenses increased by $28.2 million during the six months ended June 30, 2016, primarily due to increases in rental related costs of $21.4 million and interest expense on the secured financing for the Woodstar and Ireland Portfolios of $9.8 million, partially offset by a $4.2 million decrease in acquisition and investment pursuit costs.

Core other income decreased by $2.2 million during the six months ended June 30, 2016, primarily due to a decrease in equity in earnings from our investment in four regional shopping malls (the “Retail Fund”).

Corporate

Core corporate costs and expenses decreased by $3.9 million, from $90.8 million during the six months ended June 30, 2015 to $86.9 million during the six months ended June 30, 2016. This decrease was primarily due to the absence of a $5.9 million loss on extinguishment of a portion of our convertible senior notes due 2019 during the six months of 2015 partially offset by a $2.0 million increase in other corporate net expenses, including acquisition and investment pursuit costs.

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

Cash and Cash Equivalents

As of June 30, 2016, we had cash and cash equivalents of $404.8 million.

Cash Flows for the Six Months Ended June 30, 2016 (amounts in thousands)

		VIE	Excluding Investing
	GAAP	Adjustments	and Servicing VIEs
Net cash provided by operating activities	$148,550	$(178)	$148,372
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(997,421)	(17,860)	(1,015,281)
Proceeds from principal collections and sale of loans	1,314,919	—	1,314,919
Purchase of investment securities	(350,642)	(43,758)	(394,400)
Proceeds from sales and collections of investment securities	48,813	23,842	72,655
Real estate business combinations, net of cash acquired	(91,186)	(85,116)	(176,302)
Net cash flows from other investments and assets	4,309	(1,049)	3,260
Increase in restricted cash, net	(17,840)	—	(17,840)
Net cash used in investing activities	(89,048)	(123,941)	(212,989)
Cash Flows from Financing Activities:
Borrowings under financing agreements	2,059,599	—	2,059,599
Principal repayments on and repurchases of borrowings	(1,711,117)	—	(1,711,117)
Payment of deferred financing costs	(6,437)	—	(6,437)
Proceeds from common stock issuances, net of offering costs	177	—	177
Payment of dividends	(229,151)	—	(229,151)
Contributions from non-controlling interests	10,417	—	10,417
Distributions to non-controlling interests	(2,350)	—	(2,350)
Purchase of treasury stock	(19,723)	—	(19,723)
Issuance of debt of consolidated VIEs	596	(596)	—
Repayment of debt of consolidated VIEs	(147,523)	147,523	—
Distributions of cash from consolidated VIEs	22,986	(22,986)	—
Net cash (used in) provided by financing activities	(22,526)	123,941	101,415
Net increase in cash and cash equivalents	36,976	(178)	36,798
Cash and cash equivalents, beginning of period	368,815	(978)	367,837
Effect of exchange rate changes on cash	(971)	—	(971)
Cash and cash equivalents, end of period	$404,820	$(1,156)	$403,664

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

Cash and cash equivalents increased by $36.8 million during the six months ended June 30, 2016, reflecting net cash provided by operating activities of $148.4 million and net cash provided by financing activities of $101.4 million partially offset by net cash used in investing activities of $213.0 million.

Net cash provided by operating activities of $148.4 million for the six months ended June 30, 2016 related primarily to cash interest income of $159.5 million from our loan origination and conduit programs, plus cash interest income on investment securities of $93.1 million. Servicing fees provided cash of $73.8 million, rental income provided cash of $42.0 million and other income provided $12.3 million. Offsetting these revenues were cash interest expense of $92.0 million, general and administrative expenses of $77.7 million, management fees of $43.9 million, a net change in operating assets and liabilities of $12.3 million, acquisition and investment pursuit costs of $4.2 million and income tax payments of $2.2 million.

Net cash used in investing activities of $213.0 million for the six months ended June 30, 2016 related primarily to the origination and acquisition of new loans held-for-investment of $1.0 billion, the purchase of investment securities of $394.4 million and the purchase of real estate property of $176.3 million, partially offset by proceeds received from principal collections and sales of loans of $1.3 billion and investment securities of $72.7 million.

Net cash provided by financing activities of $101.4 million for the six months ended June 30, 2016 related primarily to net borrowings after repayments of our secured debt of $348.5 million, partially offset by dividend distributions of $229.1 million, share repurchases of $19.7 million and payment of deferred financing costs of $6.4 million.

Our Investment Portfolio

Lending Segment

The following table sets forth the amount of each category of investments we owned across various property types within our Lending Segment as of June 30, 2016 and December 31, 2015 (dollars in thousands):

							Unlevered
	Face	Carrying	Asset Specific		Net		Return on
	Amount	Value	Financing		Investment	Vintage	Asset
June 30, 2016
First mortgages (1)	$4,586,548	$4,532,933	$2,178,773		$2,354,160	1989-2016	6.7%
Subordinated mortgages	413,228	392,208	6,021		386,187	1998-2015	11.3%
Mezzanine loans (1)	756,400	769,555	—		769,555	2006-2016	10.9%
Loans transferred as secured borrowings	94,668	93,268	94,668		(1,400)	N/A
Loan loss allowance	—	(7,297)	—		(7,297)	N/A
RMBS	408,521	251,260	102,513		148,747	2003-2007	10.3%
HTM securities (2)	526,448	520,342	313,544		206,798	2013-2015	5.8%
Equity security	12,162	12,861	—		12,861	N/A
Investments in unconsolidated entities	N/A	30,873	—		30,873	N/A
	$6,797,975	$6,596,003	$2,695,519		$3,900,484

December 31, 2015
First mortgages (1)	$4,776,576	$4,723,852	$2,154,287	(3)	$2,569,565	1989-2015	6.9%
Subordinated mortgages	416,713	392,563	6,021		386,542	1998-2015	11.2%
Mezzanine loans (1)	850,024	862,693	—		862,693	2006-2015	10.9%
Loans transferred as secured borrowings	88,000	86,573	88,000		(1,427)	N/A
Loan loss allowance	—	(6,029)	—		(6,029)	N/A
RMBS	233,976	176,224	2,000		174,224	2003-2007	11.9%
HTM securities (2)	321,193	321,244	179,589		141,655	2013-2015	6.5%
Equity security	13,471	14,498	—		14,498	N/A
Investments in unconsolidated entities	N/A	30,827	—		30,827	N/A
	$6,699,953	$6,602,445	$2,429,897		$4,172,548

(1)

First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.  The application of this methodology resulted in mezzanine loans with carrying values of $949.2 million and $930.0 million being classified as first mortgages as of June 30, 2016 and December 31, 2015, respectively.

(2)	CMBS held-to-maturity (“HTM”) and mandatorily redeemable preferred equity interests in commercial real estate entities.
(3)	Reflects amounts reclassified in accordance with ASU 2015-03 as discussed in Note 2 to the Condensed Consolidated Financial Statements.

As of June 30, 2016 and December 31, 2015, our Lending Segment’s investment portfolio, excluding RMBS and other investments, had the following characteristics based on carrying values:

Collateral Property Type	June 30, 2016	December 31, 2015
Office	33.9%	39.4%
Hospitality	24.4%	28.2%
Multi-family	15.1%	9.0%
Mixed Use	13.9%	12.8%
Retail	8.4%	6.4%
Residential	2.3%	2.3%
Industrial	2.0%	1.9%
	100.0%	100.0%

Geographic Location	June 30, 2016	December 31, 2015
North East	35.2%	28.8%
West	23.4%	23.2%
South East	16.4%	17.3%
South West	7.3%	7.1%
International	6.9%	13.1%
Midwest	6.7%	6.4%
Mid Atlantic	4.1%	4.1%
	100.0%	100.0%

Investing and Servicing Segment

The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of June 30, 2016 and December 31, 2015 (amounts in thousands):

				Asset
	Face	Carrying		Specific		Net
	Amount	Value		Financing		Investment
June 30, 2016
CMBS, fair value option	$4,654,339	$1,050,909	(1)	$240,082		$810,827
Intangible assets - servicing rights	N/A	114,462	(2)	—		114,462
Lease intangibles, net	N/A	35,899		—		35,899
Loans held-for-sale, fair value option	235,296	237,106		146,626		90,480
Loans held-for-investment	6,053	6,053		—		6,053
Investment in unconsolidated entities	N/A	55,432		—		55,432
Properties, net	N/A	220,340		117,156		103,184
	$4,895,688	$1,720,201		$503,864		$1,216,337
December 31, 2015
CMBS, fair value option	$4,704,136	$1,038,200	(1)	$193,944		$844,256
Intangible assets - servicing rights	N/A	134,153	(2)	—		134,153
Lease intangibles, net	N/A	14,621		—		14,621
Loans held-for-sale, fair value option	203,710	203,865		145,803	(3)	58,062
Investment in unconsolidated entities	N/A	53,145		—		53,145
Properties, net	N/A	150,497		82,513	(3)	67,984
	$4,907,846	$1,594,481		$422,260		$1,172,221

(1)	Includes $936.6 million and $825.2 million of CMBS reflected in “VIE liabilities” in accordance with ASC 810 as of June 30, 2016 and December 31, 2015, respectively.
(2)	Includes $29.6 million and $11.8 million of servicing rights intangibles reflected in “VIE assets” in accordance with ASC 810 as of June 30, 2016 and December 31, 2015, respectively.

(3)	Reflects amounts reclassified in accordance with ASU 2015-03 as discussed in Note 2 to the Condensed Consolidated Financial Statements.

Our Investing and Servicing Segment’s REO Portfolio, as defined in Note 3 to the Condensed Consolidated Financial Statements, had the following characteristics based on carrying values of $232.1 million and $140.9 million as of June 30, 2016 and December 31, 2015, respectively:

Property Type	June 30, 2016	December 31, 2015
Retail	57.8%	71.4%
Office	18.2%	—%
Multi-family	14.0%	18.9%
Self-storage	5.9%	9.7%
Mixed Use	4.1%	—%
	100.0%	100.0%

Geographic Location	June 30, 2016	December 31, 2015
South East	42.1%	35.3%
North East	21.4%	35.7%
Mid Atlantic	11.7%	—%
Midwest	9.7%	10.5%
South West	8.8%	14.9%
West	6.3%	3.6%
	100.0%	100.0%

Property Segment

The following table sets forth the amount of each category of investments, which are comprised of properties, the Retail Fund and intangible lease assets and liabilities, held within our Property Segment as of June 30, 2016 and December 31, 2015 (amounts in thousands):

	June 30, 2016	December 31, 2015
Properties, net	$1,012,515	$768,728
Lease intangibles, net	49,769	58,658
Investment in unconsolidated entities	122,130	122,454
	$1,184,414	$949,840

The following table sets forth our net investment and other information regarding the Property Segment’s properties and intangible lease assets and liabilities as of June 30, 2016 (dollars in thousands):

		Asset			Weighted Average
	Carrying	Specific	Net	Occupancy	Remaining
	Value	Financing	Investment	Rate	Lease Term
Office—Ireland Portfolio	$485,211	$310,876	$174,335	98.6%	10.1 years
Multi-family residential—Ireland Portfolio	17,399	11,305	6,094	97.0%	0.5 years
Multi-family residential—Woodstar Portfolio	605,555	403,675	201,880	97.5%	0.5 years
Subtotal—undepreciated carrying value	1,108,165	725,856	382,309
Accumulated depreciation and amortization	(45,881)	—	(45,881)
Net carrying value	$1,062,284	$725,856	$336,428

New Credit Facilities and Amendments

Refer to Note 9 of our Condensed Consolidated Financial Statements for a detailed discussion of new credit facilities and amendments to existing credit facilities executed since December 31, 2015.

Borrowings under Various Secured Financing Arrangements

The following table is a summary of our financing facilities as of June 30, 2016 (dollars in thousands):

				Pledged				Approved
				Asset	Maximum			but	Unallocated
	Current	Extended		Carrying	Facility		Outstanding	Undrawn	Financing
	Maturity	Maturity (a)	Pricing	Value	Size		Balance	Capacity (b)	Amount (c)
Lender 1 Repo 1	(d)	(d)	LIBOR + 1.85% to 5.25%	$2,179,007	$1,600,000		$1,490,949	$49,915	$59,136
Lender 2 Repo 1	Oct 2017	Oct 2020	LIBOR + 1.75% to 2.75%	300,368	500,000		238,479	—	261,521
Lender 3 Repo 1	May 2017	May 2019	LIBOR + 2.50% to 2.85%	112,022	79,325		79,325	—	—
Lender 4 Repo 1	Oct 2016	Oct 2017	LIBOR + 2.00%	—	—		—	—	—
Lender 4 Repo 2	Dec 2018	Dec 2020	LIBOR + 2.00% to 2.50%	253,813	1,000,000	(e)	164,940	50,000	785,060
Lender 6 Repo 1	Aug 2018	N/A	LIBOR + 2.50% to 3.00%	431,821	500,000		288,149	32,063	179,788
Lender 7 Secured Financing	Jul 2018	Jul 2019	LIBOR + 2.75% (f)	108,120	650,000	(g)	—	—	650,000
Conduit Repo 2	Nov 2016	N/A	LIBOR + 2.10%	42,612	150,000		31,594	—	118,406
Conduit Repo 3	Feb 2018	Feb 2019	LIBOR + 2.10%	9,096	150,000		6,825	—	143,175
Conduit Repo 4	Oct 2017	Oct 2020	LIBOR + 2.25%	62,377	100,000		46,612	—	53,388
CMBS Repo 1	(h)	(h)	LIBOR + 1.90%	32,800	21,354		21,354	—	—
CMBS Repo 2	Jun 2020	N/A	LIBOR/EURIBOR + 2.00% to 2.70%	339,132	247,192		247,192	—	—
CMBS Repo 3	(i)	(i)	LIBOR + 1.40% to 1.85%	409,685	287,467		287,467	—	—
RMBS Repo 1	(j)	N/A	LIBOR + 1.90%	157,641	185,000		91,144	19,977	73,879
Investing and Servicing Segment Property Mortgages	Jun 2018 to Jun 2026	N/A	Various	150,199	124,061		118,163	—	5,898
Ireland Portfolio Mortgage	May 2020	N/A	EURIBOR + 1.69%	483,814	326,558		326,558	—	—
Woodstar Portfolio Mortgages	Jul 2017 to Jan 2026	N/A	3.72% to 7.46% (k)	380,690	267,114		267,114	—	—
Woodstar Portfolio Government Financing	Jun 2017 to Jun 2049	N/A	1.00% to 5.00%	318,501	137,394		137,394	—	—
Term Loan	Apr 2020	N/A	LIBOR + 2.75% (f)	2,937,230	654,886		654,886	—	—
FHLB Advances	Nov 2016	N/A	LIBOR + 0.37%	10,207	9,250		9,250	—	—
				$8,719,135	$6,989,601		4,507,395	$151,955	$2,330,251
Unamortized premium, net							1,414
Unamortized deferred financing costs							(32,588)
							$4,476,221

(a)	Subject to certain conditions as defined in the respective facility agreement.

(b)	Approved but undrawn capacity represents the total draw amount that has been approved by the lender related to those assets that have been pledged as collateral, less the drawn amount.

(c)	Unallocated financing amount represents the maximum facility size less the total draw capacity that has been approved by the lender.

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

(h)

Facility carries a rolling 11 month term which may reset monthly with the lender’s consent not to exceed December 2018.  This facility carries no maximum facility size.  Amount herein reflects the outstanding balance as of June 30, 2016.

(i)

Facility carries a rolling 12 month term which may reset monthly with the lender’s consent. Current maturity is June 2017. This facility carries no maximum facility size. Amount herein reflects the outstanding balance as of June 30, 2016.

(j)	The date that is 270 days after the buyer delivers notice to seller, subject to a maximum date of May 2018.

(k)	The Woodstar Portfolio Mortgages carry a weighted average interest rate of 3.99% as of June 30, 2016.

As of June 30, 2016, Wells Fargo Bank, N.A. is our largest creditor through two repurchase facilities (Lender 1 Repo 1 facility and RMBS Repo 1 facility).

Refer to Note 9 of our Condensed Consolidated Financial Statements for further disclosure regarding the terms of our financing arrangements.

Borrowings under Convertible Senior Notes

The following table is a summary of our unsecured convertible senior notes outstanding as of June 30, 2016 (dollars in thousands):

						Remaining
	Principal	Coupon	Effective	Conversion	Maturity	Period of
	Amount	Rate	Rate	Rate	Date	Amortization
2017 Notes	$431,250	3.75%	5.87%	41.7397	10/15/2017	1.3	years
2018 Notes	$599,981	4.55%	6.10%	46.7513	3/1/2018	1.7	years
2019 Notes	$341,363	4.00%	5.35%	49.4927	1/15/2019	2.5	years

During each of the three and six months ended June 30, 2016 and 2015, the weighted average effective borrowing rate on our convertible senior notes was 5.7%.  The effective borrowing rate includes the effects of underwriter purchase discount and the adjustment for the conversion option, the initial value of which reduced the balance of the notes.

Refer to Note 10 of our Condensed Consolidated Financial Statements for further disclosure regarding the terms of our convertible senior notes.

Variance between Average and Quarter-End Credit Facility Borrowings Outstanding

The following table compares the average amount outstanding under our secured financing agreements during each quarter and the amount outstanding as of the end of each quarter, together with an explanation of significant variances (amounts in thousands):

		Weighted-Average		Explanations
	Quarter-End	Balance During		for Significant
Quarter Ended	Balance	Quarter	Variance	Variances
December 31, 2015	$4,020,737	$3,809,666	$211,071	(a)
March 31, 2016	4,516,008	4,227,953	288,055	(b)
June 30, 2016	4,507,395	4,298,538	208,857	(c)

(a)	Variance primarily due to the following: (i) $139.6 million drawn on the Lender 6 Repo 1 facility in December 2015; and (ii) $100.7 million of Woodstar Portfolio Mortgages in December 2015.

(b)	Variance primarily due to the following: (i) $196.3 million drawn on the Lender 1 Repo 1 facility in March 2016; and (ii) $27.2 million drawn on the CMBS Repo 3 facility in March 2016.

(c)	Variance primarily due to the following: (i) $137.7 million drawn on the CMBS Repo 2 facility in June 2016; and (ii) $85.0 million drawn on the RMBS Repo 1 facility in June 2016.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities

The following scheduled and/or projected principal repayments on our investments were based upon the amounts outstanding and contractual terms of the financing facilities in effect as of June 30, 2016 (amounts in thousands):

	Scheduled Principal	Scheduled/Projected	Projected/Required	Scheduled Principal
	Repayments on Loans	Principal Repayments	Repayments of	Inflows Net of
	and HTM Securities	on RMBS and CMBS	Financing	Financing Outflows
Third Quarter 2016	$403,339	$24,408	$(154,060)	$273,687
Fourth Quarter 2016	231,289	57,083	(26,805)	261,567
First Quarter 2017	157,787	82,239	(125,445)	114,581
Second Quarter 2017	253,011	34,361	(317,069)	(29,697)
Total	$1,045,426	$198,091	$(623,379)	$620,138

In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

Issuances of Equity Securities

We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At June 30, 2016, we had 100,000,000 shares of preferred stock available for issuance and 261,953,024 shares of common stock available for issuance.

Other Potential Sources of Financing

In the future, we may also use other sources of financing to fund the acquisition of our target assets, including other secured as well as unsecured forms of borrowing and sale of certain investment securities which no longer meet our return requirements.

Repurchases of Equity Securities and Convertible Senior Notes

In September 2014, our board of directors authorized and announced the repurchase of up to $250 million of our outstanding common stock over a period of one year. Subsequent amendments to the repurchase program approved by our board of directors in December 2014, June 2015 and January 2016 resulted in the program being (i) amended to increase maximum repurchases to $500 million, (ii) expanded to allow for the repurchase of our outstanding convertible senior notes under the program and (iii) extended through January 2017. Purchases made pursuant to the program are made in either the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are discretionary and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time.  During the three months ended June 30, 2016, we did not repurchase any common stock or convertible senior notes under the repurchase program.  During the six months ended June 30, 2016, we repurchased $19.7 million of common stock and no convertible senior notes under the repurchase program.  As of June 30, 2016, we have $282.1 million of remaining capacity to repurchase common stock and/or convertible senior notes under the repurchase program.

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

The Company’s board of directors declared the following dividends during the six months ended June 30, 2016:

Declare Date	Record Date	Payment Date	Amount	Frequency
5/9/16	6/30/16	7/15/16	$0.48	Quarterly
2/25/16	3/31/16	4/15/16	$0.48	Quarterly

On August 4, 2016, our board of directors declared a dividend of $0.48 per share for the third quarter of 2016, which is payable on October 17, 2016 to common stockholders of record as of September 30, 2016.

Leverage Policies

Our strategies with regards to use of leverage have not changed significantly since December 31, 2015.  Refer to our Form 10-K for a description of our strategies regarding use of leverage.

Contractual Obligations and Commitments

Contractual obligations as of June 30, 2016 are as follows (amounts in thousands):

		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Secured financings (a)	$4,507,395	$623,379	$1,954,324	$1,417,998	$511,694
Convertible senior notes	1,372,594	—	1,372,594	—	—
Secured borrowings on transferred loans (b)	104,954	35,000	69,954	—	—
Loan funding commitments (c)	1,392,339	872,255	502,981	17,103	—
Future lease commitments	32,161	7,106	13,638	11,417	—
Total	$7,409,443	$1,537,740	$3,913,491	$1,446,518	$511,694

(a)	Includes available extension options.
(b)

These amounts relate to financial asset sales that were required to be accounted for as secured borrowings. As a result, the assets we sold remain on our consolidated balance sheet for financial reporting purposes. Such assets are expected to provide match funding for these liabilities.

(c)

Excludes $276.7 million of loan funding commitments in which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower either earlier than, or in excess of, expectations.  In addition, this amount excludes any funding commitments which may be required pursuant to Company guarantees.  In limited instances, specifically with loans involving multiple construction lenders, the

Company has guaranteed the future funding obligations of certain third party lenders in the event that such third parties fail to fund their proportionate share of the obligation in a timely manner.  We are currently unaware of any circumstances which would require us to make payments under any of these guarantees and, as a result, have not included any such amounts in the above table.

The table above does not include interest payable, amounts due under our management agreement or amounts due under our derivative agreements as those contracts do not have fixed and determinable payments.

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

We seek to further manage credit risk associated with our Investing and Servicing Segment loans held-for-sale through the purchase of credit index instruments.  The following table presents our credit index instruments as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	Face Value of	Aggregate Notional Value of	Number of
	Loans Held-for-Sale	Credit Index Instruments	Credit Index Instruments
June 30, 2016	$235,296	$36,000	9
December 31, 2015	$203,710	$40,000	11

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations such as repurchase agreements, bank credit facilities, term loans, revolving facilities and securitizations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we mitigate such interest rate risk through the utilization of interest rate derivatives of the same duration. The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of June 30, 2016 and December 31, 2015 (dollars in thousands):

		Aggregate Notional
	Face Value of	Value of Interest	Number of Interest
	Hedged Instruments	Rate Derivatives	Rate Derivatives
Instrument hedged as of June 30, 2016
Loans held-for-investment	$8,000	$8,000	1
Loans held-for-sale	235,296	210,400	53
RMBS, available-for-sale	408,521	74,000	3
Secured financing agreements	520,844	515,066	13
	$1,172,661	$807,466	70
Instrument hedged as of December 31, 2015
Loans held-for-investment	$8,000	$8,000	1
Loans held-for-sale	203,710	162,700	27
RMBS, available-for-sale	233,976	74,000	3
Secured financing agreements	518,505	519,142	14
	$964,191	$763,842	45

The following table summarizes the estimated annual change in net investment income for our LIBOR-based investments and our LIBOR-based debt assuming increases or decreases in LIBOR and adjusted for the effects of our interest rate hedging activities (amounts in thousands, except per share data):

	Variable-rate
	investments and	3.0%	2.0%	1.0%	1.0%
Income (Expense) Subject to Interest Rate Sensitivity	indebtedness	Increase	Increase	Increase	Decrease (1)
Investment income from variable-rate investments	$5,626,354	$183,125	$120,016	$58,139	$(16,286)
Interest expense from variable-rate debt	(4,028,663)	(120,861)	(80,574)	(40,287)	18,796
Net investment income from variable rate instruments	$1,597,691	$62,264	$39,442	$17,852	$2,510
Impact per diluted average shares outstanding		$0.26	$0.17	$0.08	$0.01

(1)	Assumes LIBOR does not go below 0%.

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

The following table represents our current currency hedge exposure as it relates to our investments denominated in foreign currencies, along with the aggregate notional amount of the hedges in place (amounts in thousands except for number of contracts, using the June 30, 2016 GBP closing rate of 1.3306, Euro (“EUR”) closing rate of 1.1107, Swedish Krona (“SEK”) closing rate of 0.1182, Norwegian Krone (“NOK”) closing rate of 0.1196 and Danish Krone (“DKK”) closing rate of 0.1494):

Carrying Value of Net Investment	Local Currency	Number of Foreign Exchange Contracts		Aggregate Notional Value of Hedges Applied	Expiration Range of Contracts
$69,693	GBP	19		$74,837	January 2017 – March 2017
86,724	GBP	16		101,867	January 2018
5,060	GBP	36		8,072	July 2016 – June 2019
5,618	EUR, DKK, NOK, SEK	12		7,419	December 2016
1,757	GBP	2		2,269	June 2017 – March 2018
161,633	EUR	49	(1)	274,276	July 2016 – June 2020
12,861	GBP	8		13,651	July 2016 – January 2018
61,351	EUR	23		62,806	October 2016
18,531	EUR	10		24,849	August 2016 – November 2018
27,540	EUR	10		37,164	September 2016 – December 2018
$450,768		185		$607,210

(1)	These foreign exchange contracts hedge our Euro currency exposure created by our acquisition of the Ireland Portfolio.

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

Changes in Internal Control Over Financial Reporting.  No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

Currently, no material legal proceedings are pending or, to our knowledge, threatened or contemplated against us, that could have a material adverse effect on our business, financial position or results of operations.

Item 1A.    Risk Factors.

Except as set forth below, there have been no material changes to the risk factors previously disclosed in the Form 10-K.

Risks Related to Our Investments

The United Kingdom’s pending departure from the European Union could have a material adverse effect on us.

The United Kingdom held a referendum on June 23, 2016 in which a majority of voters voted to exit the European Union (“Brexit”), which has created significant volatility in the global financial markets and has adversely affected markets in the United Kingdom in particular.  Negotiations are expected to commence to determine the future terms of the United Kingdom’s relationship with the European Union, including, among other things, the terms of trade between the United Kingdom and the European Union. The effects of the United Kingdom’s withdrawal from the European Union will depend on agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. Brexit is likely to continue to adversely affect the United Kingdom, European and worldwide economic and market conditions and could contribute to greater instability in global financial and foreign exchange markets before and after the terms of the United Kingdom’s future relationships with the European Union are settled.  Further, financial and other markets may suffer losses as a result of other countries determining to withdraw from the European Union or from any future significant changes to the European Union’s structure and/or regulations.  In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate.

We currently hold, and may acquire additional, investments that are denominated in Pounds Sterling and Euros (including loans secured by assets located in the United Kingdom or Europe), as well as equity interests in real estate properties located in Europe. We also own a servicing business in Europe and maintain offices in the United Kingdom.  Any of the effects of Brexit described above, and others we cannot anticipate, could have a material adverse effect on our business, the value of our properties and investments and our potential growth in Europe, and could amplify the currency risks faced by us.

Government housing regulations may limit the opportunities at the affordable housing communities in which we invest, and failure to comply with resident qualification requirements may result in financial penalties or loss of benefits.

We own, and may acquire additional, equity interests in affordable housing communities and other properties that benefit from governmental programs intended to provide housing to individuals with low or moderate incomes. These programs, which are typically administered by the U.S. Department of Housing and Urban Development (HUD) or state housing finance agencies, typically provide mortgage insurance, favorable financing terms, tax credits or rental assistance payments to property owners.  As a condition of the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts and impose restrictions on resident incomes.  Failure to comply with these requirements and restrictions may result in financial penalties or loss of benefits.  In addition, we will typically need to obtain the approval of HUD in order to acquire or dispose of a significant interest in or manage a HUD-assisted property.    We may not always receive such approval.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of securities during the three months ended June 30, 2016.

Issuer Purchases of Equity Securities

There were no purchases of common stock during the three months ended June 30, 2016.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD PROPERTY TRUST, INC.

Date: August 4, 2016	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: August 4, 2016	By:	/s/ RINA PANIRY
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