Form 10-Q
period 2016-09-30
STARWOOD PROPERTY TRUST, INC.
filed 2016-11-02
CIK 1465128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of October 27, 2016 was 238,411,267.

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

These forward-looking statements are based largely on our current beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors that may cause actual results to vary from our forward-looking statements include, but are not limited to:

•

factors described in our Annual Report on Form 10-K for the year ended December 31, 2015, this Quarterly Report on Form 10-Q and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016, including those set forth under the captions “Risk Factors” and “Business”;

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands, except share data)

	As of	As of
	September 30, 2016	December 31, 2015
Assets:
Cash and cash equivalents	$501,557	$368,815
Restricted cash	51,735	23,069
Loans held-for-investment, net	5,232,231	5,973,079
Loans held-for-sale, at fair value	347,490	203,865
Loans transferred as secured borrowings	100,978	86,573
Investment securities ($332,047 and $403,703 held at fair value)	854,667	724,947
Properties, net	1,237,879	919,225
Intangible assets ($69,018 and $119,698 held at fair value)	155,392	201,570
Investment in unconsolidated entities	185,748	199,201
Goodwill	140,437	140,437
Derivative assets	34,309	45,091
Accrued interest receivable	26,744	34,314
Other assets	128,292	102,479
Variable interest entity (“VIE”) assets, at fair value	73,923,699	76,675,689
Total Assets	$82,921,158	$85,698,354
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$174,124	$156,805
Related-party payable	23,901	40,955
Dividends payable	115,190	114,947
Derivative liabilities	12,753	5,196
Secured financing agreements, net	4,122,839	3,980,699
Convertible senior notes, net	1,339,853	1,323,795
Secured borrowings on transferred loans	102,365	88,000
VIE liabilities, at fair value	72,924,751	75,817,014
Total Liabilities	78,815,776	81,527,411
Commitments and contingencies (Note 21)
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 242,995,917 issued and 238,389,032 outstanding as of September 30, 2016 and 241,044,775 issued and 237,490,779 outstanding as of December 31, 2015	2,430	2,410
Additional paid-in capital	4,230,577	4,192,844
Treasury stock (4,606,885 shares and 3,553,996 shares)	(92,104)	(72,381)
Accumulated other comprehensive income	40,248	29,729
Accumulated deficit	(112,303)	(12,286)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,068,848	4,140,316
Non-controlling interests in consolidated subsidiaries	36,534	30,627
Total Equity	4,105,382	4,170,943
Total Liabilities and Equity	$82,921,158	$85,698,354

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Interest income from loans	$121,225	$120,598	$361,314	$357,319
Interest income from investment securities	19,175	24,674	53,879	76,228
Servicing fees	22,918	32,528	70,921	90,939
Rental income	39,742	10,045	110,262	17,731
Other revenues	1,645	4,300	3,814	7,437
Total revenues	204,705	192,145	600,190	549,654
Costs and expenses:
Management fees	27,780	28,082	76,510	82,871
Interest expense	59,082	50,688	173,237	151,021
General and administrative	51,470	38,693	119,677	115,361
Acquisition and investment pursuit costs	1,509	3,682	5,682	9,735
Costs of rental operations	18,011	2,352	46,518	5,261
Depreciation and amortization	15,352	7,234	53,185	17,147
Loan loss allowance, net	2,127	(2,667)	3,395	311
Other expense	—	3	100	378
Total costs and expenses	175,331	128,067	478,304	382,085
Income before other income, income taxes and non-controlling interests	29,374	64,078	121,886	167,569
Other income:
Change in net assets related to consolidated VIEs	47,848	49,665	94,388	153,399
Change in fair value of servicing rights	(14,283)	(4,217)	(33,213)	(8,411)
Change in fair value of investment securities, net	(2,786)	2,617	(714)	3,564
Change in fair value of mortgage loans held-for-sale, net	49,996	19,082	70,122	51,044
Earnings from unconsolidated entities	4,305	5,706	12,849	20,747
Gain on sale of investments and other assets, net	10	3,348	165	20,755
(Loss) gain on derivative financial instruments, net	(2,328)	2,230	(6,793)	7,323
Foreign currency loss, net	(3,214)	(17,782)	(20,580)	(27,235)
Total other-than-temporary impairment (“OTTI”)	(711)	—	(765)	—
Noncredit portion of OTTI recognized in other comprehensive income	—	—	54	—
Net impairment losses recognized in earnings	(711)	—	(711)	—
Loss on extinguishment of debt	—	—	—	(5,921)
Other income, net	269	64	10,998	119
Total other income	79,106	60,713	126,511	215,384
Income before income taxes	108,480	124,791	248,397	382,953
Income tax provision	(2,667)	(7,675)	(3,467)	(27,418)
Net income	105,813	117,116	244,930	355,535
Net income attributable to non-controlling interests	(47)	(381)	(1,034)	(1,289)
Net income attributable to Starwood Property Trust, Inc.	$105,766	$116,735	$243,896	$354,246

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic	$0.44	$0.49	$1.02	$1.51
Diluted	$0.44	$0.49	$1.00	$1.51

Dividends declared per common share	$0.48	$0.48	$1.44	$1.44

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, amounts in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$105,813	$117,116	$244,930	$355,535
Other comprehensive income (loss) (net change by component):
Cash flow hedges	185	(208)	(136)	(348)
Available-for-sale securities	6,105	(9,095)	8,656	(18,915)
Foreign currency remeasurement	1,331	2,912	1,999	2,877
Other comprehensive gain (loss)	7,621	(6,391)	10,519	(16,386)
Comprehensive income	113,434	110,725	255,449	339,149
Less: Comprehensive income attributable to non-controlling interests	(47)	(381)	(1,034)	(1,289)
Comprehensive income attributable to Starwood Property Trust, Inc.	$113,387	$110,344	$254,415	$337,860

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited, amounts in thousands, except share data)

								Total
								Starwood
						(Accumulated	Accumulated	Property
	Common stock		Additional			Deficit)	Other	Trust, Inc.	Non-
		Par	Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders’	Controlling	Total
	Shares	Value	Capital	Shares	Amount	Earnings	Income	Equity	Interests	Equity

Balance, January 1, 2016	241,044,775	$2,410	$4,192,844	3,553,996	$(72,381)	$(12,286)	$29,729	$4,140,316	$30,627	$4,170,943
Proceeds from DRIP Plan	14,707	—	299	—	—	—	—	299	—	299
Common stock repurchased	—	—	—	1,052,889	(19,723)	—	—	(19,723)	—	(19,723)
Share-based compensation	1,147,975	12	22,785	—	—	—	—	22,797	—	22,797
Manager incentive fee paid in stock	788,460	8	14,649	—	—	—	—	14,657	—	14,657
Net income	—	—	—	—	—	243,896	—	243,896	1,034	244,930
Dividends declared, $1.44 per share	—	—	—	—	—	(343,913)	—	(343,913)	—	(343,913)
Other comprehensive income, net	—	—	—	—	—	—	10,519	10,519	—	10,519
VIE non-controlling interests	—	—	—	—	—	—	—	—	(144)	(144)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	10,417	10,417
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(5,400)	(5,400)
Balance, September 30, 2016	242,995,917	$2,430	$4,230,577	4,606,885	$(92,104)	$(112,303)	$40,248	$4,068,848	$36,534	$4,105,382

Balance, January 1, 2015	224,752,053	$2,248	$3,835,725	1,213,750	$(23,635)	$(9,378)	$55,896	$3,860,856	$22,056	$3,882,912
Proceeds from public offering of common stock	13,800,000	138	326,004	—	—	—	—	326,142	—	326,142
Proceeds from DRIP Plan	9,400	—	219	—	—	—	—	219	—	219
Equity offering costs	—	—	(945)	—	—	—	—	(945)	—	(945)
Common stock repurchased	—	—	—	1,793,223	(37,890)	—	—	(37,890)	—	(37,890)
Equity component of 4.0% Convertible Senior Notes repurchase	—	—	(17,727)	—	—	—	—	(17,727)	—	(17,727)
Share-based compensation	1,484,879	15	26,440	—	—	—	—	26,455	—	26,455
Manager incentive fee paid in stock	619,256	6	14,822	—	—	—	—	14,828	—	14,828
Net income	—	—	—	—	—	354,246	—	354,246	1,289	355,535
Dividends declared, $1.44 per share	—	—	—	—	—	(339,025)	—	(339,025)	—	(339,025)
Other comprehensive loss, net	—	—	—	—	—	—	(16,386)	(16,386)	—	(16,386)
VIE non-controlling interests	—	—	—	—	—	—	—	—	4,188	4,188
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	4,133	4,133
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,259)	(1,259)
Balance, September 30, 2015	240,665,588	$2,407	$4,184,538	3,006,973	$(61,525)	$5,843	$39,510	$4,170,773	$30,407	$4,201,180

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	For the Nine Months Ended
	September 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$244,930	$355,535
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs, premiums and discounts on secured financing agreements	12,061	11,055
Amortization of convertible debt discount and deferred costs	16,058	15,631
Accretion of net discount on investment securities	(11,967)	(20,312)
Accretion of net deferred loan fees and discounts	(38,809)	(26,615)
Amortization of net discount from secured borrowings on transferred loans	—	4
Share-based compensation	22,797	26,455
Share-based component of incentive fees	14,657	14,828
Change in fair value of fair value option investment securities	714	(3,564)
Change in fair value of consolidated VIEs	42,371	17,438
Change in fair value of servicing rights	33,213	8,411
Change in fair value of loans held-for-sale	(70,122)	(51,044)
Change in fair value of derivatives	3,360	(12,765)
Foreign currency loss, net	20,367	27,372
Gain on sale of investments and other assets	(165)	(20,755)
Other-than-temporary impairment	711	—
Loan loss allowance, net	3,395	311
Depreciation and amortization	49,081	15,873
Earnings from unconsolidated entities	(12,849)	(20,747)
Distributions of earnings from unconsolidated entities	15,151	18,665
Bargain purchase gain	(8,406)	—
Loss on extinguishment of debt	—	5,921
Origination and purchase of loans held-for-sale, net of principal collections	(1,186,080)	(1,424,837)
Proceeds from sale of loans held-for-sale	1,123,512	1,443,871
Changes in operating assets and liabilities:
Related-party payable, net	(17,166)	(17,947)
Accrued and capitalized interest receivable, less purchased interest	(58,275)	(48,310)
Other assets	6,168	(29,576)
Accounts payable, accrued expenses and other liabilities	(3,537)	(25,211)
Net cash provided by operating activities	201,170	259,687
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(1,583,628)	(1,670,124)
Proceeds from principal collections on loans	2,187,844	1,057,700
Proceeds from loans sold	236,433	599,504
Purchase of investment securities	(359,510)	(163,018)
Proceeds from sales of investment securities	3,799	6,301
Proceeds from principal collections on investment securities	70,316	348,090
Real estate business combinations, net of cash acquired	(91,186)	(239,933)
Proceeds from sale of properties	—	33,056
Additions to properties and other assets	(10,209)	(309)
Investment in unconsolidated entities	(3,870)	(32,063)
Distribution of capital from unconsolidated entities	15,026	29,003
Payments for purchase or termination of derivatives	(24,954)	(18,271)
Proceeds from termination of derivatives	37,652	30,194
Return of investment basis in purchased derivative asset	206	260
(Increase) decrease in restricted cash, net	(28,311)	9,404
Net cash provided by (used in) investing activities	449,608	(10,206)

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited, amounts in thousands)

	For the Nine Months Ended
	September 30,
	2016	2015
Cash Flows from Financing Activities:
Borrowings under financing agreements	$3,158,920	$3,423,328
Principal repayments on and repurchases of borrowings	(3,138,534)	(3,289,937)
Payment of deferred financing costs	(17,799)	(13,876)
Proceeds from common stock issuances	299	326,361
Payment of equity offering costs	—	(945)
Payment of dividends	(343,670)	(332,023)
Contributions from non-controlling interests	10,417	—
Distributions to non-controlling interests	(5,400)	(1,259)
Purchase of treasury stock	(19,723)	(29,792)
Issuance of debt of consolidated VIEs	596	9,132
Repayment of debt of consolidated VIEs	(202,892)	(246,230)
Distributions of cash from consolidated VIEs	40,731	26,690
Net cash used in financing activities	(517,055)	(128,551)
Net increase in cash and cash equivalents	133,723	120,930
Cash and cash equivalents, beginning of period	368,815	255,187
Effect of exchange rate changes on cash	(981)	(3,349)
Cash and cash equivalents, end of period	$501,557	$372,768
Supplemental disclosure of cash flow information:
Cash paid for interest	$146,011	$126,668
Income taxes paid	3,038	27,256
Supplemental disclosure of non-cash investing and financing activities:
Fair value of assets acquired, net of cash	$270,021	$540,764
Fair value of liabilities assumed	170,429	300,831
Net assets acquired from consolidated VIEs	133,177	39,506
Dividends declared, but not yet paid	115,190	115,191
Consolidation of VIEs (VIE asset/liability additions)	19,118,645	8,067,859
Deconsolidation of VIEs (VIE asset/liability reductions)	5,404,305	5,278,580
Unsettled investment securities sold	14,926	—
Unsettled common stock repurchased	—	8,098

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of September 30, 2016

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

We have three reportable business segments as of September 30, 2016:

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full year.

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

We apply the provisions of ASC 805 in accounting for acquisitions of real estate assets.  In doing so, we record provisional amounts for certain items as of the date of acquisition.  During the measurement period, a period which shall not exceed one year, we prospectively adjust the provisional amounts recognized to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized.

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

Nearly all of the Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities.  Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities.  For the three and nine months ended September 30, 2016 and 2015, the two-class method resulted in the most dilutive EPS calculation.

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

On March 17, 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends the principal-versus-agent implementation guidance and illustrations in the FASB’s revenue recognition standard issued in ASU 2014-09. The ASU provides further guidance to assist an entity in the determination of whether the nature of its promise to its customer is to provide the underlying goods or services, meaning the entity is a principal, or to arrange for a third party to provide the underlying goods or services, meaning the entity is an agent.  The ASU is effective for the first interim or annual period beginning after December 15, 2017.  Early application is permissible though no earlier than the first interim or annual period beginning after December 15, 2016.  We do not expect the application of this ASU to materially impact the Company.

On March 30, 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting, which seeks to simplify the accounting for employee share-based payment transactions, including the accounting for associated income taxes and forfeitures. The ASU is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. Early application is permitted in any interim or annual period.  We do not expect the application of this ASU to materially impact the Company.

On April 14, 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing, which amends guidance and illustrations in the FASB’s revenue recognition standard issued in ASU 2014-09 regarding the identification of performance obligations and the implementation guidance on licensing arrangements. The ASU is effective for the first interim or annual period beginning after December 15, 2017.  Early application is permissible though no earlier than the first interim or annual period beginning after December 15, 2016.  We do not expect the application of this ASU to materially impact the Company.

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments, which mandates use of an “expected loss” credit model for estimating future credit losses of certain financial instruments instead of the “incurred loss” credit model that existing GAAP currently mandates.  The “expected loss” model requires the consideration of possible credit losses over the life of an instrument compared to only estimating credit losses upon the occurrence of a discrete loss event in accordance with the current “incurred loss” methodology.  The ASU is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019. Early application is permissible though no earlier than the first interim or annual period beginning after December 15, 2018. We are in the process of assessing the impact this ASU will have on the Company.

On August 26, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments, which seeks to reduce diversity in practice regarding how various cash receipts and payments are reported within the statement of cash flows. The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted in any interim or annual period. We do not expect the application of this ASU to materially impact the Company.

On October 24, 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) – Intra-Entity Transfers of Assets Other Than Inventory, which requires that an entity recognize the income tax consequences of intra-entity transfers of assets other than inventory at the time of the transfer instead of deferring the tax consequences until the asset has been sold to an outside party, as current GAAP requires. The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted in any interim or annual period. We are in the process of assessing the impact this ASU will have on the Company.

On October 26, 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810) – Interests Held through Related Parties That Are under Common Control, which requires when assessing which party is the primary beneficiary in a VIE, the decision maker considers interests held by entities under common control on a proportionate basis instead of treating those interests as if they were that of the decision maker itself, as current GAAP requires.  The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2016. Early application is permitted in any interim or annual period. We are in the process of assessing the impact this ASU will have on the Company.

3.  Acquisitions

Medical Office Portfolio

In September 2016, we entered into an agreement to acquire a stabilized portfolio of 38 medical office buildings which are geographically dispersed throughout the U.S. and primarily affiliated with major hospitals or located on or adjacent to a major hospital campus (the “Medical Office Portfolio”).  The aggregate purchase price for the Medical Office Portfolio, which collectively comprises approximately 2.2 million square feet, is approximately $837.9 million. The Medical Office Portfolio, which is primarily net leased to investment-grade health systems and major physician-owned medical groups, is 95% occupied and carries a weighted average remaining lease term of 7.0 years. The acquisition is expected to close in December 2016, subject to customary closing conditions.  In October 2016, we funded a $40.0 million deposit associated with this acquisition.

Woodstar Portfolio

The Woodstar Portfolio is comprised of 32 affordable housing communities with 8,948 units concentrated primarily in the Tampa, Orlando and West Palm Beach metropolitan areas.

During the nine months ended September 30, 2016, we acquired the final 14 affordable housing communities of the Woodstar Portfolio, which are comprised of 3,710 units with total assets of $276.3 million and assumed liabilities of $170.4 million.  These assumed liabilities include federal, state and county sponsored financing and other assumed debt. Refer to Note 9 for further discussion of these assumed debt facilities.

For the 14 affordable housing communities acquired during 2016, we recognized revenues of $23.7 million and net income of $3.9 million during the nine months ended September 30, 2016.  Such net income includes (i) bargain purchase gains of $8.4 million, (ii) depreciation and amortization expense of $12.7 million and (iii) one-time acquisition-related costs, such as legal and due diligence costs, of approximately $0.9 million.

No goodwill was recognized in connection with the Woodstar Portfolio acquisition as the purchase price did not exceed the fair value of the net assets acquired.  During the nine months ended September 30, 2016, a bargain purchase gain of $8.4 million was recognized within other income, net in our condensed consolidated statements of operations as the fair value of the net assets acquired exceeded the purchase price due to favorable changes in net asset fair values occurring between the date the purchase price was negotiated and the closing date.

Investing and Servicing Segment Property Portfolio

During the three and nine months ended September 30, 2016, our Investing and Servicing Segment acquired controlling interests in commercial real estate properties as well as a non-performing loan from CMBS trusts for $3.3 million and $91.1 million, respectively.  In addition, during the nine months ended September 30, 2016, we foreclosed on the non-performing loan that was previously acquired from a CMBS trust for $8.2 million.  These properties, aggregated with the controlling interests in 14 U.S. commercial real estate properties acquired from CMBS trusts during the year ended December 31, 2015 for $138.7 million, comprise the Investing and Servicing Segment Property Portfolio (the “REO Portfolio”). When the properties are acquired from CMBS trusts that are consolidated as VIEs on our balance sheet, the acquisitions are reflected as repayment of debt of consolidated VIEs in our consolidated statements of cash flows.

Ireland Portfolio

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

The following table summarizes the identified assets acquired and liabilities assumed at the respective acquisition dates (amounts in thousands):

	2016		2015
	Woodstar	REO	Woodstar	REO	Ireland
Assets acquired:	Portfolio	Portfolio	Portfolio	Portfolio	Portfolio
Cash and cash equivalents	$6,254	$—	$—	$—	$—
Restricted cash	—	—	—	—	10,829
Properties	245,430	71,496	339,040	128,218	445,369
Intangible assets	8,174	25,387	11,337	19,381	59,529
Other assets	16,417	2,862	652	4,973	2,508
Total assets acquired	276,275	99,745	351,029	152,572	518,235
Liabilities assumed:
Accounts payable, accrued expenses and other liabilities	19,666	3,202	18,030	6,998	17,552
Secured financing agreements	150,763	—	8,982	—	283,010
Total liabilities assumed	170,429	3,202	27,012	6,998	300,562
Non-controlling interests	—	5,492	—	6,904	—
Net assets acquired	$105,846	$91,051	$324,017	$138,670	$217,673

Pro-Forma Operating Data

The pro-forma revenues and net income attributable to the Company for the three and nine months ended September 30, 2016 and 2015, assuming all the properties acquired within the Woodstar Portfolio, REO Portfolio and Ireland Portfolio were acquired on January 1, 2014 for the 2015 acquisitions and January 1, 2015 for the 2016 acquisitions, are as follows (amounts in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	$204,887	$219,708	$610,944	$648,449
Net income attributable to STWD	105,872	116,980	237,895	354,719
Net income per share - Basic	0.44	0.49	1.00	1.51
Net income per share - Diluted	0.44	0.49	0.98	1.51

Pro-forma net income was adjusted to include the following estimated incremental management fees the combined entity would have incurred (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Management fee expense addition	$15	$1,406	$725	$5,793

4. Loans

Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option. The following tables summarize our investments in mortgages and loans by subordination class as of September 30, 2016 and December 31, 2015 (dollars in thousands):

				Weighted
			Weighted	Average Life
	Carrying	Face	Average	(“WAL”)
September 30, 2016	Value	Amount	Coupon	(years)(3)
First mortgages (1)	$4,276,968	$4,292,098	6.0%	2.2
Subordinated mortgages (2)	276,086	292,839	8.8%	3.5
Mezzanine loans (1)	688,601	689,944	9.6%	2.0
Total loans held-for-investment	5,241,655	5,274,881
Loans held-for-sale, fair value option elected	347,490	331,892	4.7%	10.0
Loans transferred as secured borrowings	100,978	102,365	6.1%	1.8
Total gross loans	5,690,123	5,709,138
Loan loss allowance (loans held-for-investment)	(9,424)	—
Total net loans	$5,680,699	$5,709,138

December 31, 2015
First mortgages (1)	$4,723,852	$4,776,576	6.0%	2.7
Subordinated mortgages (2)	392,563	416,713	8.5%	3.4
Mezzanine loans (1)	862,693	850,024	9.9%	2.5
Total loans held-for-investment	5,979,108	6,043,313
Loans held-for-sale, fair value option elected	203,865	203,710	4.9%	9.8
Loans transferred as secured borrowings	86,573	88,000	6.1%	2.4
Total gross loans	6,269,546	6,335,023
Loan loss allowance (loans held-for-investment)	(6,029)	—
Total net loans	$6,263,517	$6,335,023

(1)

First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.  The application of this methodology resulted in mezzanine loans with carrying values of $871.2 million and $930.0 million being classified as first mortgages as of September 30, 2016 and December 31, 2015, respectively.

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

As of September 30, 2016, approximately $4.7 billion, or 89.4%, of our loans held-for-investment were variable rate and paid interest principally at LIBOR plus a weighted-average spread of 5.8%. The following table summarizes our investments in floating rate loans (dollars in thousands):

	September 30, 2016			December 31, 2015
			Carrying			Carrying
Index	Base Rate		Value	Base Rate		Value
One-month LIBOR USD	0.5311%		$534,284	0.4295%		$438,641
Three-month LIBOR GBP	N/A		—	0.5904%		375,467
LIBOR floor	0.15 - 3.00	% (1)	4,154,013	0.15 - 3.00	% (1)	4,237,947
Total			$4,688,297			$5,052,055

(1)	The weighted-average LIBOR floor was 0.32% and 0.31% as of September 30, 2016 and December 31, 2015, respectively.

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

As of September 30, 2016, the risk ratings for loans subject to our rating system, which excludes loans on the cost recovery method and loans for which the fair value option has been elected, by class of loan were as follows (dollars in thousands):

	Balance Sheet Classification
	Loans Held-For-Investment					Loans
						Transferred		% of
Risk Rating	First		Subordinated	Mezzanine	Loans Held-	As Secured		Total
Category	Mortgages		Mortgages	Loans	For-Sale	Borrowings	Total	Loans
1	$—		$—	$—	$—	$—	$—	—%
2	317,762		4,517	54,004	—	—	376,283	6.6%
3	3,549,453		251,387	575,956	—	100,978	4,477,774	78.7%
4	349,905		20,182	58,641	—	—	428,728	7.5%
5	59,848	(1)	—	—	—	—	59,848	1.1%
N/A	—		—	—	347,490	—	347,490	6.1%
	$4,276,968		$276,086	$688,601	$347,490	$100,978	$5,690,123	100.0%

(1)	Represents a mezzanine loan which was reclassified to the first mortgage category during the three months ended September 30, 2016 when the Company acquired the contiguous first mortgage.

As of December 31, 2015, the risk ratings for loans subject to our rating system by class of loan were as follows (dollars in thousands):

	Balance Sheet Classification
	Loans Held-For-Investment				Loans
					Transferred		% of
Risk Rating	First	Subordinated	Mezzanine	Loans Held-	As Secured		Total
Category	Mortgages	Mortgages	Loans	For-Sale	Borrowings	Total	Loans
1	$664	$—	$—	$—	$—	$664	—%
2	496,372	88,857	90,449	—	—	675,678	10.8%
3	3,979,247	270,435	651,204	—	86,573	4,987,459	79.6%
4	247,569	33,271	121,040	—	—	401,880	6.4%
5	—	—	—	—	—	—	—%
N/A	—	—	—	203,865	—	203,865	3.2%
	$4,723,852	$392,563	$862,693	$203,865	$86,573	$6,269,546	100.0%

After completing our impairment evaluation process, we concluded that no impairment charges were required on any individual loans held-for-investment as of September 30, 2016 or December 31, 2015, as we expect to collect all outstanding principal and interest.  None of our loans were 90 days or greater past due as of September 30, 2016.

In accordance with our policies, we record an allowance for loan losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4,” plus (ii) 5% of the aggregate carrying amount of loans rated as a “5, ” plus (iii) any impaired loan reserves.  The following table presents the activity in our allowance for loan losses (amounts in thousands):

	For the Nine Months Ended
	September 30,
	2016	2015
Allowance for loan losses at January 1	$6,029	$6,031
Provision for loan losses	3,395	311
Charge-offs	—	—
Recoveries	—	—
Allowance for loan losses at September 30	$9,424	$6,342
Recorded investment in loans related to the allowance for loan loss	$488,576	$422,801

The activity in our loan portfolio was as follows (amounts in thousands):

	For the Nine Months Ended
	September 30,
	2016		2015
Balance at January 1	$6,263,517		$6,300,285
Acquisitions/originations/additional funding	2,795,772		3,114,293
Capitalized interest (1)	65,003		51,416
Basis of loans sold (2)	(1,359,780)		(2,040,380)
Loan maturities/principal repayments	(2,188,583)		(1,055,419)
Discount accretion/premium amortization	38,809		26,615
Changes in fair value	70,122		51,044
Unrealized foreign currency remeasurement loss	(37,332)		(30,529)
Change in loan loss allowance, net	(3,395)		(311)
Transfer to/from other asset classifications	36,566	(3)	(8,844)
Balance at September 30	$5,680,699		$6,408,170

(1)	Represents accrued interest income on loans whose terms do not require current payment of interest.
(2)	See Note 11 for additional disclosure on these transactions.
(3)	Represents commercial mortgage loans acquired from CMBS trusts which are consolidated as VIEs on our balance sheet. Refer to Note 15 for further discussion.

5. Investment Securities

Investment securities were comprised of the following as of September 30, 2016 and December 31, 2015 (amounts in thousands):

	Carrying Value as of
	September 30, 2016	December 31, 2015
RMBS, available-for-sale	$260,513	$176,224
CMBS, fair value option (1)	1,029,205	1,038,200
Held-to-maturity (“HTM”) securities	522,620	321,244
Equity security, fair value option	12,749	14,498
Subtotal—Investment securities	1,825,087	1,550,166
VIE eliminations (1)	(970,420)	(825,219)
Total investment securities	$854,667	$724,947

(1)	Certain fair value option CMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.

Purchases, sales and principal collections for all investment securities were as follows (amounts in thousands):

	Available-for-sale		CMBS, fair		HTM	Equity
	RMBS	CMBS	value option		Securities	Security	Total
Three Months Ended September 30, 2016
Purchases	$8,868	$—	$—		$—	$—	$8,868
Sales	—	—	17,456	(1)	—	—	17,456
Principal collections	9,917	—	12,289		566	—	22,772
Three Months Ended September 30, 2015
Purchases	$—	$—	$5,665		$9,930	$—	$15,595
Sales	—	—	1,203		—	—	1,203
Principal collections	8,500	91,794	1		21	—	100,316

	Available-for-sale		CMBS, fair		HTM	Equity
	RMBS	CMBS	value option		Securities	Security	Total
Nine Months Ended September 30, 2016
Purchases	$97,204	$—	$57,576		$204,730	$—	$359,510
Sales	—	—	18,725	(1)	—	—	18,725
Principal collections	32,925	—	31,734		5,657	—	70,316
Nine Months Ended September 30, 2015
Purchases	$—	$—	$14,653		$148,365	$—	$163,018
Sales	—	—	6,301		—	—	6,301
Principal collections	27,114	92,018	2		228,956	—	348,090

(1)	Settlement of $14.9 million occurred subsequent to September 30, 2016. We account for all investment securities transactions on a trade-date basis.

RMBS, Available-for-Sale

The Company classified all of its RMBS as available-for-sale as of September 30, 2016 and December 31, 2015. These RMBS are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (“AOCI”).

The tables below summarize various attributes of our investments in available-for-sale RMBS as of September 30, 2016 and December 31, 2015 (dollars in thousands):

				Unrealized Gains or (Losses)
				Recognized in AOCI
	Purchase		Recorded		Gross	Gross	Net
	Amortized	Credit	Amortized	Non-Credit	Unrealized	Unrealized	Fair Value
	Cost	OTTI	Cost	OTTI	Gains	Losses	Adjustment	Fair Value
September 30, 2016
RMBS	$224,735	$(10,185)	$214,550	$(104)	$46,069	$(2)	$45,963	$260,513
December 31, 2015
RMBS	$149,102	$(10,185)	$138,917	$(340)	$37,647	$—	$37,307	$176,224

	Weighted Average Coupon (1)	Weighted Average Rating	WAL (Years) (2)
September 30, 2016
RMBS	1.8%	CCC+	6.0
December 31, 2015
RMBS	1.3%	B−	6.2

(1)	Calculated using the September 30, 2016 and December 31, 2015 one-month LIBOR rate of 0.531% and 0.430%, respectively, for floating rate securities.

(2)

Represents the WAL of each respective group of securities as of the respective balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.

As of September 30, 2016, approximately $215.6 million, or 82.8%, of our RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 1.25%. As of December 31, 2015, approximately $122.7 million, or 69.7%, of our RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 0.43%. We purchased all of the RMBS at a discount that will be accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of these discounts.

The following table contains a reconciliation of aggregate principal balance to amortized cost for our RMBS as of September 30, 2016 and December 31, 2015 (amounts in thousands):

	September 30, 2016	December 31, 2015
Principal balance	$410,897	$233,976
Accretable yield	(74,898)	(68,345)
Non-accretable difference	(121,449)	(26,714)
Total discount	(196,347)	(95,059)
Amortized cost	$214,550	$138,917

The principal balance of credit deteriorated RMBS was $381.1 million and $199.0 million as of September 30, 2016 and December 31, 2015, respectively. Accretable yield related to these securities totaled $65.8 million and $57.7 million as of September 30, 2016 and December 31, 2015, respectively.

The following table discloses the changes to accretable yield and non-accretable difference for our RMBS during the three and nine months ended September 30, 2016 (amounts in thousands):

		Non-Accretable
Three Months Ended September 30, 2016	Accretable Yield	Difference
Balance as of July 1, 2016	$78,116	$119,003
Accretion of discount	(4,197)	—
Principal write-downs, net	—	(1,429)
Purchases	1,905	2,949
Sales	—	—
OTTI	—	—
Transfer to/from non-accretable difference	(926)	926
Balance as of September 30, 2016	$74,898	$121,449

Nine Months Ended September 30, 2016
Balance as of January 1, 2016	$68,345	$26,714
Accretion of discount	(11,354)	—
Principal recoveries, net	—	2,565
Purchases	11,052	99,025
Sales	—	—
OTTI	—	—
Transfer to/from non-accretable difference	6,855	(6,855)
Balance as of September 30, 2016	$74,898	$121,449

We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.5 million and $0.4 million for the three months ended September 30, 2016 and 2015, respectively, and $1.2 million and $1.1 million for the nine months ended September 30, 2016 and 2015, respectively, which has been recorded as management fees in the accompanying condensed consolidated statements of operations.

The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities that were in an unrealized loss position as of September 30, 2016 and December 31, 2015, and for which OTTIs (full or partial) have not been recognized in earnings (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a	Securities with a	Securities with a	Securities with a
	loss less than	loss greater than	loss less than	loss greater than
	12 months	12 months	12 months	12 months
As of September 30, 2016
RMBS	$8,875	$971	$(2)	$(104)
As of December 31, 2015
RMBS	$17,026	$653	$(180)	$(160)

As of September 30, 2016 and December 31, 2015, there were three securities and five securities, respectively, with unrealized losses reflected in the table above. After evaluating these securities and recording adjustments for credit-related OTTI, we concluded that the remaining unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses, which represent most of the OTTI we record on securities, are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or impairments could be materially different from what is currently projected and/or reported.

CMBS, Fair Value Option

As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for the Investing and Servicing Segment’s CMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of September 30, 2016, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, before consolidation of securitization VIEs, were $1.0 billion and $4.6 billion, respectively. The $1.0 billion fair value balance represents our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value ($970.4 million at September 30, 2016) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option CMBS.

During the three and nine months ended September 30, 2016, we purchased $25.6 million and $126.9 million of CMBS, respectively, for which we elected the fair value option. Due to our consolidation of securitization VIEs, $25.6 million and $69.3 million, respectively, of this amount is eliminated and reflected as repayment of debt of consolidated VIEs in our condensed consolidated statement of cash flows.

During the three and nine months ended September 30, 2016, we sold $17.5 million and $19.3 million of CMBS, respectively, for which we had previously elected the fair value option. Due to our consolidation of securitization VIEs, $0.6 million of this amount for the nine months ended September 30, 2016 is eliminated and reflected as issuance of debt of consolidated VIEs in our condensed consolidated statement of cash flows. During the three months ended September 30, 2016, no portion of our sales of CMBS for which we had previously elected the fair value option required elimination.

As of September 30, 2016, none of our CMBS where we have elected the fair value option were variable rate. The table below summarizes various attributes of our investment in fair value option CMBS as of September 30, 2016 and December 31, 2015:

	Weighted Average Coupon	Weighted Average Rating (1)	WAL (Years) (2)
September 30, 2016
CMBS, fair value option	5.6%	CCC	2.0
December 31, 2015
CMBS, fair value option	3.9%	CCC+	7.4

(1)	As of September 30, 2016 and December 31, 2015, excludes $6.9 million and $51.3 million, respectively, in fair value option CMBS that are not rated.

(2)

The WAL of each security is calculated based on the period of time over which we expect to receive principal cash flows. Expected principal cash flows are based on contractual payments net of expected losses.

HTM Securities

The table below summarizes unrealized gains and losses of our investments in HTM securities as of September 30, 2016 and December 31, 2015 (amounts in thousands):

	Net Carrying Amount	Gross Unrealized	Gross Unrealized
	(Amortized Cost)	Holding Gains	Holding Losses	Fair Value
September 30, 2016
CMBS	$502,867	$—	$(10,160)	$492,707
Preferred interests	19,753	—	(191)	19,562
Total	$522,620	$—	$(10,351)	$512,269
December 31, 2015
CMBS	$301,858	$257	$(5,651)	$296,464
Preferred interests	19,386	—	(595)	18,791
Total	$321,244	$257	$(6,246)	$315,255

The table below summarizes the maturities of our HTM CMBS and our HTM preferred equity interests in limited liability companies that own commercial real estate as of September 30, 2016 (amounts in thousands):

		Preferred
	CMBS	Interests	Total
Less than one year	$210,791	$—	$210,791
One to three years	89,914	—	89,914
Three to five years	202,162	—	202,162
Thereafter	—	19,753	19,753
Total	$502,867	$19,753	$522,620

Equity Security, Fair Value Option

During 2012, we acquired 9,140,000 ordinary shares from a related-party in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. We have elected to report the investment using the fair value option because the shares are listed on an exchange, which allows us to determine the fair value using a quoted price from an active market, and also due to potential lags in reporting resulting from differences in the respective regulatory requirements. The fair value of the investment remeasured in USD was $12.7 million and $14.5 million as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, our shares represent an approximate 2% interest in SEREF.

6. Properties

Our properties include the Woodstar Portfolio, the REO Portfolio and the Ireland Portfolio as discussed in Note 3. The table below summarizes our properties held as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	Depreciable Life	September 30, 2016	December 31, 2015
Property Segment
Land and land improvements	0 – 10 years	$326,756	$247,589
Buildings and building improvements	7 – 40 years	690,240	516,117
Furniture & fixtures	3 – 7 years	22,317	11,980
Investing and Servicing Segment
Land and land improvements	0 – 15 years	68,414	39,103
Buildings and building improvements	3 – 40 years	161,790	112,524
Furniture & fixtures	3 – 5 years	1,039	747
Properties, cost		1,270,556	928,060
Less: accumulated depreciation		(32,677)	(8,835)
Properties, net		$1,237,879	$919,225

In March 2015, the Investing and Servicing Segment sold an operating property that we had previously acquired from a CMBS trust, which resulted in a $17.1 million gain on sale of investments and other assets in our condensed consolidated statement of operations for the nine months ended September 30, 2015. There were no properties sold during the nine months ended September 30, 2016.

7. Investment in Unconsolidated Entities

The table below summarizes our investments in unconsolidated entities as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	Participation /	Carrying value as of
	Ownership % (1)	September 30, 2016	December 31, 2015
Equity method:
Retail Fund	33%	$120,970	$122,454
Investor entity which owns equity in an online real estate auction company	50%	23,013	23,972
Equity interests in commercial real estate (2) (3)	16% - 50%	18,531	28,230
Various	25% - 50%	6,805	6,376
		169,319	181,032
Cost method:
Investment funds which own equity in a loan servicer and other real estate assets	4% - 6%	9,225	9,225
Various	2% - 3%	7,204	8,944
		16,429	18,169
		$185,748	$199,201

(1)	None of these investments are publicly traded and therefore quoted market prices are not available.
(2)

During the nine months ended September 30, 2016, a partnership in which we hold a 50% interest acquired a real estate asset from a CMBS trust for $19.0 million.  As of September 30, 2016, our investment in the partnership was $3.4 million.

(3)	During the three months ended September 30, 2016, we received a repayment of $13.0 million from an in-substance loan, which was accounted for as an equity method investment.

There were no differences between the carrying value of our equity method investments and the underlying equity in the net assets of the investees as of September 30, 2016.

8. Goodwill and Intangible Assets

Goodwill

Goodwill at September 30, 2016 and December 31, 2015 represents the excess of consideration transferred over the fair value of net assets of LNR Property LLC (“LNR”) acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes an international network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets.

Intangible Assets

Servicing Rights Intangibles

In connection with the LNR acquisition, we identified domestic and European servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. All of our servicing fees are specified by these Pooling and Servicing Agreements. At September 30, 2016 and December 31, 2015, the balance of the domestic servicing intangible was net of $29.8 million and $11.8 million, respectively, that was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of September 30, 2016 and December 31, 2015, the domestic servicing intangible had a balance of $98.9 million and $131.5 million, respectively, which represents our economic interest in this asset.

Lease Intangibles

In connection with our acquisitions of commercial real estate, we recognized in-place lease intangible assets and favorable lease intangible assets associated with certain noncancelable operating leases of the acquired properties. The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of September 30, 2016 and December 31, 2015 (amounts in thousands):

	As of September 30, 2016			As of December 31, 2015
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
Domestic servicing rights, at fair value	$69,018	$—	$69,018	$119,698	$—	$119,698
European servicing rights (1)	27,813	(26,570)	1,243	31,593	(28,967)	2,626
In-place lease intangible assets	106,177	(36,007)	70,170	74,983	(8,898)	66,085
Favorable lease intangible assets	17,768	(2,807)	14,961	14,103	(942)	13,161
Total net intangible assets	$220,776	$(65,384)	$155,392	$240,377	$(38,807)	$201,570

(1)	The fair value as of September 30, 2016 and December 31, 2015 was $4.4 million and $5.3 million, respectively.

The following table summarizes the activity within intangible assets for the nine months ended September 30, 2016 (amounts in thousands):

	Domestic	European	In-place Lease	Favorable Lease
	Servicing	Servicing	Intangible	Intangible
	Rights	Rights	Assets	Assets	Total
Balance as of January 1, 2016	$119,698	$2,626	$66,085	$13,161	$201,570
Impact of ASU 2015-02 adoption (1)	(17,467)	—	—	—	(17,467)
Acquisition of additional Woodstar Portfolio properties	—	—	8,174	—	8,174
Acquisition of additional REO Portfolio properties	—	—	22,040	3,347	25,387
Amortization	—	(1,152)	(26,939)	(1,841)	(29,932)
Foreign exchange (loss) gain	—	(231)	1,450	365	1,584
Impairment	—	—	(640)	(71)	(711)
Changes in fair value due to changes in inputs and assumptions	(33,213)	—	—	—	(33,213)
Balance as of September 30, 2016	$69,018	$1,243	$70,170	$14,961	$155,392

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

The following table sets forth the estimated aggregate amortization of our European servicing rights, in-place lease intangible assets and favorable lease intangible assets for the next five years and thereafter (amounts in thousands):

2016 (remainder of)	$4,869
2017	16,944
2018	14,582
2019	10,135
2020	7,498
Thereafter	32,346
Total	$86,374

9. Secured Financing Agreements

The following table is a summary of our secured financing agreements in place as of September 30, 2016 and December 31, 2015 (dollars in thousands):

								Carrying value at
	Current	Extended			Pledged Asset	Maximum		September 30,	December 31,
	Maturity	Maturity (a)	Pricing		Carrying Value	Facility Size		2016	2015
Lender 1 Repo 1	(b)	(b)	LIBOR + 1.75% to 5.75%		$1,527,099	$2,000,000	(c)	$1,104,111	$975,735
Lender 2 Repo 1	Oct 2017	Oct 2020	LIBOR + 1.75% to 2.75%		298,274	500,000		165,823	233,705
Lender 3 Repo 1	May 2017	May 2019	LIBOR + 2.50% to 2.85%		111,469	78,902		78,902	131,997
Lender 4 Repo 1	Oct 2016	Oct 2017	LIBOR + 2.00%		—	—		—	309,498
Lender 4 Repo 2	Dec 2018	Dec 2020	LIBOR + 2.00% to 2.50%		468,606	1,000,000	(d)	195,854	—
Lender 6 Repo 1	Aug 2019	N/A	LIBOR + 2.50% to 3.00%		419,655	500,000		295,887	491,263
Lender 7 Secured Financing	Jul 2018	Jul 2019	LIBOR + 2.75%	(e)	86,981	650,000	(f)	—	38,055
Lender 8 Secured Financing	Aug 2019	N/A	LIBOR + 4.00%		89,012	75,000		58,589	—
Conduit Repo 1	N/A	N/A	N/A		—	—		—	80,741
Conduit Repo 2	Nov 2016	N/A	LIBOR + 2.10%		—	150,000		—	—
Conduit Repo 3	Feb 2018	Feb 2019	LIBOR + 2.10%		26,941	150,000		19,621	66,041
Conduit Repo 4	Oct 2017	Oct 2020	LIBOR + 2.25%		141,729	100,000		99,949	—
MBS Repo 1	(g)	(g)	LIBOR + 1.90%		32,700	21,354		21,354	—
MBS Repo 2	Jun 2020	N/A	LIBOR/EURIBOR + 2.00% to 2.70%		341,425	248,635		248,635	120,850
MBS Repo 3	(h)	(h)	LIBOR + 1.40% to 1.85%		434,776	299,323		299,323	243,434
MBS Repo 4	(i)	N/A	LIBOR + 1.90%		160,386	225,000		46,257	2,000
Investing and Servicing Segment Property Mortgages	Feb 2018 to Jun 2026	N/A	Various		165,547	134,661		130,366	82,964
Ireland Portfolio Mortgage	May 2020	N/A	EURIBOR + 1.69%		484,725	330,560		330,560	319,322
Woodstar Portfolio Mortgages	Nov 2025 to Oct 2026	N/A	3.72% to 3.97%		377,848	276,748		276,748	248,630
Woodstar Portfolio Government Financing	Mar 2026 to Jun 2049	N/A	1.00% to 5.00%		315,218	136,115		136,115	8,982
Term Loan	Apr 2020	N/A	LIBOR + 2.75%	(e)	2,949,740	653,193		653,193	658,270
FHLB Advances	N/A	N/A	N/A		—	—		—	9,250
					$8,432,131	$7,529,491		4,161,287	4,020,737
Unamortized premium (discount), net								1,257	(1,702)
Unamortized deferred financing costs								(39,705)	(38,336)
								$4,122,839	$3,980,699

(a)	Subject to certain conditions as defined in the respective facility agreement.
(b)

Maturity date for borrowings collateralized by loans is September 2018 before extension options and September 2020 assuming exercise of initial extension options.  Borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions and not to exceed September 2025.

(c)	The initial maximum facility size of $1.8 billion may be increased to $2.0 billion at our option, subject to certain conditions.
(d)	The initial maximum facility size of $600.0 million may be increased to $1.0 billion at our option, subject to certain conditions.
(e)	Subject to borrower’s option to choose alternative benchmark based rates pursuant to the terms of the credit agreement. The Term Loan is also subject to a 75 basis point floor.
(f)	The initial maximum facility size of $450.0 million may be increased to $650.0 million at our option, subject to certain conditions.
(g)

Facility carries a rolling 11 month term which may reset monthly with the lender’s consent not to exceed December 2018. This facility carries no maximum facility size.  Amount herein reflects the outstanding balance as of September 30, 2016.

(h)

Facility carries a rolling 12 month term which may reset monthly with the lender’s consent. Current maturity is September 2017. This facility carries no maximum facility size. Amount herein reflects the outstanding balance as of September 30, 2016.

(i)	The date that is 270 days after the buyer delivers notice to seller, subject to a maximum date of May 2018.

In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

During the nine months ended September 30, 2016, we executed five mortgage facilities with aggregate borrowings of $42.8 million to finance commercial real estate acquired by our Investing and Servicing Segment. As of September 30, 2016, these facilities carry a remaining weighted average term of 4.8 years. Two of the facilities carry floating annual interest rates with average spreads of LIBOR + 2.30% while the remaining facilities carry average fixed annual interest rates of 3.50%.

In connection with our acquisition of the Woodstar Portfolio, we assumed 22 federal, state and county sponsored mortgage facilities (“Woodstar Portfolio Government Financing”) with aggregate outstanding balances of $136.1 million as of September 30, 2016. At their respective acquisition dates, we also assumed two additional mortgage facilities with aggregate outstanding balances of $18.6 million.  These acquisitions were refinanced in September 2016 for $28.1 million with 10-year fixed rate financing at 3.97%.

In January 2016, we amended the mortgage-backed securities (“MBS”) Repo 2 facility to extend the maturity from December 2016 to December 2017.  Subsequently in June 2016, we expanded the facility to finance our acquisition of a first mortgage loan and a first mortgage loan portfolio, each of which had been securitized into single-borrower securitizations by the seller. The financing for these assets matures in June 2020 and carries an annual interest rate of three-month EURIBOR + 2.00%.

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

In April 2016, we terminated the Conduit Repo 1 facility.

In May 2016, we amended the MBS Repo 4 facility to upsize available borrowings from $125.0 million to $185.0 million and amend the maturity date to the earlier of (i) 270 days from when the lender delivers notice to the Company or (ii) May 2018. Subsequently in September 2016, we amended this facility to upsize available borrowings from $185.0 million to $225.0 million and allow for up to $50.0 million of the facility to be utilized for financing of CMBS.

In August 2016, we executed a $75.0 million secured financing agreement (“Lender 8 Secured Financing”) that carries a three year initial term and an annual interest rate of LIBOR + 4.00% to finance an existing first mortgage loan within our Lending Segment.

In September 2016, we amended the Lender 6 Repo 1 facility to extend the maturity from August 2018 to August 2019.

In September 2016, we amended the Lender 1 Repo 1 facility to upsize available borrowings from $1.6 billion to $1.8 billion and extend the maturity from January 2017 to September 2018.  Subject to certain conditions defined in the facility agreement, the maximum facility size may be increased to $2.0 billion at our option.

Our secured financing agreements contain certain financial tests and covenants. Should we breach certain of these covenants, these agreements may restrict our ability to pay dividends in the future. As of September 30, 2016, we were in compliance with all such covenants.

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

	Repurchase	Other Secured
	Agreements	Financing	Total
2016 (remainder of)	$149,841	$8,933	$158,774
2017	577,431	45,795	623,226
2018	618,147	60,562	678,709
2019	753,341	19,243	772,584
2020	397,363	975,158	1,372,521
Thereafter	79,593	475,880	555,473
Total	$2,575,716	$1,585,571	$4,161,287

Secured financing maturities for 2016 primarily relate to $99.9 million on the Conduit Repo 4 facility and $19.6 million on the Conduit Repo 3 facility.

For the three and nine months ended September 30, 2016, approximately $3.9 million and $12.1 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2015, approximately $3.8 million and $10.8 million, respectively, of amortization of deferred financing costs was included in interest expense on our condensed consolidated statements of operations.

The following table sets forth our outstanding balance of repurchase agreements related to the following asset collateral classes as of September 30, 2016 and December 31, 2015 (amounts in thousands):

Class of Collateral	September 30, 2016	December 31, 2015
Loans held-for-investment	$1,840,577	$2,142,198
Loans held-for-sale	119,570	146,782
Investment securities	615,569	366,284
	$2,575,716	$2,655,264

We seek to mitigate risks associated with our repurchase agreements by managing risk related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value.  The margin call provisions under the majority of our repurchase facilities, consisting of 62% of these agreements, do not permit valuation adjustments based on capital markets activity.  Instead, margin calls on these facilities are limited to collateral-specific credit marks.  To monitor credit risk associated with the performance and value of our loans and investments, our asset management team regularly reviews our investment portfolios and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary.  For repurchase agreements containing margin call provisions for general capital markets activity, approximately 25% of these pertain to our loans held-for-sale, for which we manage credit risk through the purchase of credit index instruments.  We further seek to manage risks associated with our repurchase agreements by matching the maturities and interest rate characteristics of our loans with the related repurchase agreements.

10. Convertible Senior Notes

On October 8, 2014, we issued $431.3 million of 3.75% Convertible Senior Notes due 2017 (the “2017 Notes”). On February 15, 2013, we issued $600.0 million of 4.55% Convertible Senior Notes due 2018 (the “2018 Notes”). On July 3, 2013, we issued $460.0 million of 4.00% Convertible Senior Notes due 2019 (the “2019 Notes”). The following summarizes the unsecured convertible senior notes (collectively, the “Convertible Notes”) outstanding as of September 30, 2016 (dollars and shares in thousands, except per share amounts):

									Conversion Spread Value - Shares (4)
					Remaining				For the Three	For the Nine
	Principal	Coupon	Effective	Maturity	Period of		Conversion	Conversion	Months Ended	Months Ended
	Amount	Rate	Rate (1)	Date	Amortization		Rate (2)	Price (3)	September 30, 2016	September 30, 2016
2017 Notes	$431,250	3.75%	5.87%	10/15/2017	1.0	years	41.7397	$23.96	—	—
2018 Notes	$599,981	4.55%	6.10%	3/1/2018	1.4	years	47.0059	$21.27	1,595	1,743
2019 Notes	$341,363	4.00%	5.35%	1/15/2019	2.3	years	49.7273	$20.11	1,850	2,023
									3,445	3,766

	As of	As of
	September 30, 2016	December 31, 2015
Total principal	$1,372,594	$1,372,594
Unamortized discount	(31,793)	(47,351)
Unamortized deferred financing costs	(948)	(1,448)
Carrying amount of debt components	$1,339,853	$1,323,795
Carrying amount of conversion option equity components recorded in additional paid-in capital	$46,343	$46,343

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

(3)	As of September 30, 2016, the market price of the Company’s common stock was $22.52 per share.

(4)

The conversion spread value represents the portion of the convertible senior notes that are “in-the-money”, representing the value that would be delivered to investors in shares upon an assumed conversion.

The if-converted value of the 2018 Notes and 2019 Notes exceeded their principal amount by $35.3 million and $40.9 million, respectively, at September 30, 2016 since the closing market price of the Company’s common stock of $22.52 per share exceeded the implicit conversion prices of $21.27 and $20.11 per share, respectively. However, the if‑converted value of the 2017 Notes was less than its principal amount by $25.9 million at September 30, 2016 since the closing market price of the Company’s common stock was less than the implicit conversion price of $23.96.

The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash.  As such, only the conversion spread value, if any, is included in the computation of diluted EPS.

We did not repurchase any Convertible Notes during the three and nine months ended September 30, 2016 or during the three months ended September 30, 2015. During the nine months ended September 30, 2015, we repurchased $118.6 million aggregate principal amount of our 2019 Notes for $136.3 million plus transaction expenses of $0.1 million. The repurchase price was allocated between the fair value of the liability component and the fair value of the equity component of the convertible security. The portion of the repurchase price attributable to the equity component totaled $17.7 million and was recognized as a reduction of additional paid-in capital during the nine months ended September 30, 2015. The remaining repurchase price was attributable to the liability component. The difference between this amount and the net carrying amount of the liability and debt issuance costs was reflected as a loss on extinguishment of debt in our condensed consolidated statement of operations. For the nine months ended September 30, 2015, the loss on extinguishment of debt totaled $5.9 million consisting principally of the write-off of unamortized debt discount.

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

Within the Investing and Servicing Segment, we originate commercial mortgage loans with the intent to sell these mortgage loans to VIEs for the purposes of securitization. These VIEs then issue CMBS that are collateralized in part by these assets, as well as other assets transferred to the VIE. In certain instances, we retain a subordinated interest in the VIE and serve as special servicer for the VIE. The following summarizes the fair value and par value of loans sold from our conduit platform, as well as the amount of sale proceeds used in part to repay the outstanding balance of the repurchase agreements associated with these loans for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Fair value of loans sold	$648,179	$410,227	$1,123,512	$1,443,871
Par value of loans sold	599,997	398,654	1,056,859	1,396,674
Repayment of repurchase agreements	366,268	299,301	709,049	1,043,757

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

			Loan Transfers
	Loan Transfers Accounted		Accounted for as Secured
	for as Sales		Borrowings
	Face Amount	Proceeds	Face Amount	Proceeds
For the Three Months Ended September 30,
2016	$116,000	$115,157	$—	$—
2015	225,264	220,928	—	—
For the Nine Months Ended September 30,
2016	$238,514	$236,433	$—	$—
2015	606,725	599,504	38,925	38,925

During the three and nine months ended September 30, 2015, the Lending Segment recognized gains on sales of loans of $2.7 million and $3.0 million, respectively, within gain on sale of investments and other assets in our condensed consolidated statements of operations. During the three and nine months ended September 30, 2016, gains recognized by the Lending Segment on sales of loans were not material.

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

In connection with our repurchase agreements, we have entered into six outstanding interest rate swaps that have been designated as cash flow hedges of the interest rate risk associated with forecasted interest payments. As of September 30, 2016, the aggregate notional amount of our interest rate swaps designated as cash flow hedges of interest rate risk totaled $63.3 million. Under these agreements, we will pay fixed monthly coupons at fixed rates ranging from 0.60% to 1.52% of the notional amount to the counterparty and receive floating rate LIBOR. Our interest rate swaps designated as cash flow hedges of interest rate risk have maturities ranging from August 2017 to May 2021.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2016 and 2015, we did not recognize any hedge ineffectiveness in earnings.

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

We have entered into a series of forward contracts whereby we agreed to sell an amount of foreign currency for an agreed upon amount of USD at various dates through June 2020. These forward contracts were executed to economically fix the USD amounts of foreign denominated cash flows expected to be received by us related to certain foreign denominated loan investments and properties.

The following table summarizes our non-designated foreign exchange (“Fx”) forwards, interest rate swaps, interest rate caps and credit index instruments as of September 30, 2016 (notional amounts in thousands):

		Aggregate
	Number	Notional	Notional
Type of Derivative	of Contracts	Amount	Currency	Maturity
Fx contracts – Buy Danish Krone ("DKK")	2	137	DKK	December 2016
Fx contracts – Buy Euros ("EUR")	2	94	EUR	December 2016
Fx contracts – Buy Norwegian Krone ("NOK")	2	15	NOK	December 2016
Fx contracts – Buy Swedish Krona ("SEK")	2	1,321	SEK	December 2016
Fx contracts – Sell Danish Krone ("DKK")	1	6,251	DKK	December 2016
Fx contracts – Sell Euros ("EUR") (1)	64	301,458	EUR	November 2016 – June 2020
Fx contracts – Sell Pounds Sterling ("GBP")	117	174,744	GBP	October 2016 – June 2019
Fx contracts – Sell Norwegian Krone ("NOK")	1	878	NOK	December 2016
Fx contracts – Sell Swedish Krona ("SEK")	1	7,032	SEK	December 2016
Interest rate swaps – Paying fixed rates	20	248,033	USD	April 2019 – October 2026
Interest rate swaps – Receiving fixed rates	1	8,000	USD	July 2017
Interest rate caps	2	294,000	EUR	May 2020
Interest rate caps	4	34,405	USD	June 2018 – October 2020
Credit index instruments	5	16,000	USD	September 2058
Total	224

(1)

Includes 45 Fx contracts executed to hedge our Euro currency exposure created by our acquisition of the Ireland Portfolio.  As of September 30, 2016, these contracts have an aggregate notional amount of €242.0 million and varying maturities through June 2020.

The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015 (amounts in thousands):

	Fair Value of Derivatives		Fair Value of Derivatives
	in an Asset Position (1) As of		in a Liability Position (2) As of
	September 30,	December 31,	September 30,	December 31,
	2016	2015	2016	2015
Derivatives designated as hedging instruments:
Interest rate swaps	$7	$57	$208	$122
Total derivatives designated as hedging instruments	7	57	208	122
Derivatives not designated as hedging instruments:
Interest rate swaps and caps	713	2,360	12,038	4,970
Foreign exchange contracts	32,733	41,137	507	104
Credit index instruments	856	1,537	—	—
Total derivatives not designated as hedging instruments	34,302	45,034	12,545	5,074
Total derivatives	$34,309	$45,091	$12,753	$5,196

(1)	Classified as derivative assets in our condensed consolidated balance sheets.
(2)	Classified as derivative liabilities in our condensed consolidated balance sheets.

The tables below present the effect of our derivative financial instruments on the condensed consolidated statements of operations and of comprehensive income for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands):

		Gain (Loss)
	Gain (Loss)	Reclassified	Gain (Loss)
	Recognized	from AOCI	Recognized
Derivatives Designated as Hedging Instruments	in OCI	into Income	in Income	Location of Gain (Loss)
For the Three Months Ended September 30,	(effective portion)	(effective portion)	(ineffective portion)	Recognized in Income
2016	$107	$(78)	$—	Interest expense
2015	$(395)	$(187)	$—	Interest expense

For the Nine Months Ended September 30,
2016	$(397)	$(261)	$—	Interest expense
2015	$(933)	$(585)	$—	Interest expense

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Recognized in Income for the		Recognized in Income for the
Derivatives Not Designated	Location of Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
as Hedging Instruments	Recognized in Income	2016	2015	2016	2015
Interest rate swaps and caps	(Loss) gain on derivative financial instruments	$(626)	$(17,242)	$(25,899)	$(22,206)
Foreign exchange contracts	(Loss) gain on derivative financial instruments	(189)	18,957	21,160	29,129
Credit index instruments	(Loss) gain on derivative financial instruments	(1,513)	515	(2,054)	400
		$(2,328)	$2,230	$(6,793)	$7,323

13. Offsetting Assets and Liabilities

The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

				(iv)
				Gross Amounts Not
				Offset in the Statement
		(ii)	(iii) = (i) - (ii)	of Financial Position
		Gross Amounts	Net Amounts		Cash
	(i)	Offset in the	Presented in		Collateral
	Gross Amounts	Statement of	the Statement of	Financial	Received /	(v) = (iii) - (iv)
	Recognized	Financial Position	Financial Position	Instruments	Pledged	Net Amount
As of September 30, 2016
Derivative assets	$34,309	$—	$34,309	$871	$—	$33,438
Derivative liabilities	$12,753	$—	$12,753	$871	$11,882	$—
Repurchase agreements	2,575,716	—	2,575,716	2,575,716	—	—
	$2,588,469	$—	$2,588,469	$2,576,587	$11,882	$—
As of December 31, 2015
Derivative assets	$45,091	$—	$45,091	$243	$—	$44,848
Derivative liabilities	$5,196	$—	$5,196	$243	$4,953	$—
Repurchase agreements	2,655,264	—	2,655,264	2,655,264	—	—
	$2,660,460	$—	$2,660,460	$2,655,507	$4,953	$—

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

As discussed in Note 2, our implementation of ASU 2015-02 resulted in the determination that certain entities in which we hold controlling interests, which were already consolidated prior to the implementation of ASU 2015-02, are now considered VIEs. We are the primary beneficiaries of these VIEs, which were established to facilitate the purchase of certain properties acquired with third party minority interest partners, as we possess both the power to direct the activities of the VIEs that most significantly impact their economic performance and hold significant economic interests.  These VIEs had assets of $139.6 million and liabilities of $74.0 million as of September 30, 2016.

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

As of September 30, 2016, one of our CDO structures was in default, which, pursuant to the underlying indentures, changes the rights of the variable interest holders. Upon default of a CDO, the trustee or senior note holders are allowed to exercise certain rights, including liquidation of the collateral, which at that time, is the activity which would most significantly impact the CDO’s economic performance. Further, when the CDO is in default, the collateral administrator no longer has the option to purchase securities from the CDO. In cases where the CDO is in default and we do not have the ability to exercise rights which would most significantly impact the CDO’s economic performance, we do not consolidate the VIE. As of September 30, 2016, this CDO structure was not consolidated.

As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of September 30, 2016, our maximum risk of loss related to securitization VIEs in which we were not the primary beneficiary was $58.8 million on a fair value basis.

As of September 30, 2016, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances of $16.8 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.

As discussed in Note 2, our implementation of ASU 2015-02 resulted in the determination that certain unconsolidated entities in which we hold passive non-controlling interests are now considered VIEs. We are not the primary beneficiaries of these VIEs as we do not possess the power to direct the activities of the VIEs that most significantly impact their economic performance and therefore continue to report our interests, which totaled $130.2 million as of September 30, 2016, within investment in unconsolidated entities on our condensed consolidated balance sheet.  Our maximum risk of loss is limited to our carrying value of the investments of $130.2 million plus $29.2 million of unfunded commitments related to one of these VIEs.

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

Base Management Fee.  For both the three months ended September 30, 2016 and 2015, approximately $15.2 million was incurred for base management fees. For the nine months ended September 30, 2016 and 2015, approximately $45.4 million and $44.0 million, respectively, was incurred for base management fees. As of both September 30, 2016 and December 31, 2015, there were $15.2 million of unpaid base management fees included in the related-party payable in our condensed consolidated balance sheets.

Incentive Fee.  For the three months ended September 30, 2016 and 2015, approximately $6.3 million and $5.3 million, respectively, was incurred for incentive fees. For the nine months ended September 30, 2016 and 2015, approximately $13.8 million and $16.1 million, respectively, was incurred for incentive fees. As of September 30, 2016 and December 31, 2015, approximately $6.3 million and $21.8 million, respectively, of unpaid incentive fees were included in related-party payable in our condensed consolidated balance sheets.

Expense Reimbursement.  For the three months ended September 30, 2016 and 2015, approximately $1.5 million and $1.7 million, respectively, was incurred for executive compensation and other reimbursable expenses and recognized within general and administrative expenses in our condensed consolidated statements of operations. For the nine months ended September 30, 2016 and 2015, approximately $4.1 million and $4.6 million, respectively, was incurred for executive compensation and other reimbursable expenses. As of September 30, 2016 and December 31, 2015, approximately $2.4 million and $3.6 million, respectively, of unpaid reimbursable executive compensation and other expenses were included in related-party payable in our condensed consolidated balance sheets.

Equity Awards. In certain instances, we issue RSAs to certain employees of affiliates of our Manager who perform services for us.  No such grants occurred during the three months ended September 30, 2016. During the three months ended September 30, 2015, we granted 30,608 RSAs at a grant date fair value of $0.7 million. Expenses related to the vesting of awards to employees of affiliates of our Manager were $0.6 million and $0.3 million during the three months ended September 30, 2016 and 2015, respectively, and are reflected in general and administrative expenses in our condensed consolidated statements of operations. During the nine months ended September 30, 2016 and 2015, we granted 169,104 and 108,727 RSAs, respectively, at grant date fair values of $3.3 million and $2.6 million, respectively. Expenses related to the vesting of awards to employees of affiliates of our Manager were $1.6 million and $0.7 million during the nine months ended September 30, 2016 and 2015, respectively. These shares generally vest over a three-year period.

Manager Equity Plan

In May 2015, we granted 675,000 RSUs to our Manager under the Starwood Property Trust, Inc. Manager Equity Plan (“Manager Equity Plan”).  In connection with this grant and prior similar grants, we recognized share-based compensation expense of $5.7 million and $7.1 million within management fees in our condensed consolidated statements of operations for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, we recognized $15.8 million and $21.4 million, respectively, related to these awards. Refer to Note 16 for further discussion of these grants.

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

Acquisitions from Consolidated CMBS Trusts

Our Investing and Servicing Segment acquires interests in properties for its REO Portfolio from CMBS trusts, some of which are consolidated as VIEs on our balance sheet.  Acquisitions from consolidated VIEs are reflected as repayment of debt of consolidated VIEs in our condensed consolidated statements of cash flows.  During the three months ended September 30, 2016 and 2015, we acquired $3.3 million and $9.7 million, respectively, of net real estate assets from consolidated CMBS trusts and subsequently issued non-controlling interests of $1.5 million on the 2015 acquisitions. During the nine months ended September 30, 2016 and 2015, we acquired $88.4 million and $42.9 million, respectively, of net real estate assets from consolidated CMBS trusts and subsequently issued non-controlling interests of $5.5 million and $3.6 million, respectively. Also during the nine months ended September 30, 2016, a partnership in which we hold a 50% interest acquired a real estate asset from a CMBS trust for $19.0 million. Refer to Notes 3 and 7 for further discussion of these acquisitions.

Our Investing and Servicing Segment also acquires controlling interests in performing and non-performing commercial mortgage loans from CMBS trusts, some of which are consolidated as VIEs on our balance sheet. Acquisitions from consolidated VIEs are reflected as repayment of debt of consolidated VIEs in our condensed consolidated statements of cash flows.  During the three months ended September 30, 2016, we acquired $26.9 million of performing loans from consolidated CMBS trusts and did not acquire any non-performing loans from consolidated CMBS trusts.  During the nine months ended September 30, 2016, we acquired $36.6 million and $8.2 million of performing and non-performing loans, respectively, from consolidated CMBS trusts. During the three and nine months ended September 30, 2015, we did not acquire any performing loans and acquired $8.7 million of non-performing loans from consolidated CMBS trusts.

Other Related-Party Arrangements

During the nine months ended September 30, 2016, we established a co-investment fund which provides key personnel with the opportunity to invest in certain properties included in our REO Portfolio.  These personnel include certain of our employees as well as employees of affiliates of our Manager (collectively “Fund Participants”).  The fund carries an aggregate commitment of $15.0 million and owns a 10% equity interest in REO Portfolio properties acquired subsequent to January 1, 2015.  As of September 30, 2016, Fund Participants have funded $4.9 million of the capital commitment and it is our current expectation that there will be no additional funding of the commitment.  The capital contributed by Fund Participants is reflected on our condensed consolidated balance sheet as non-controlling interests in consolidated subsidiaries.  In an effort to retain key personnel, the fund provides for disproportionate distributions which allows Fund Participants to earn an incremental 60% on all operating cash flows attributable to their capital account, net of a 5% preferred return to us as general partner of the fund.  Amounts earned by Fund Participants pursuant to this waterfall are reflected within net income attributable to non-controlling interests in our condensed consolidated statement of operations.  During both the three and nine months ended September 30, 2016, the non-controlling interests related to this fund recognized an immaterial loss.

Refer to Note 16 to the consolidated financial statements included in our Form 10-K for further discussion of related-party agreements.

16. Stockholders’ Equity

During the nine months ended September 30, 2016, our board of directors declared the following dividends:

Declare Date	Record Date	Ex-Dividend Date	Payment Date	Amount	Frequency
8/4/16	9/30/16	9/28/16	10/17/16	$0.48	Quarterly
5/9/16	6/30/16	6/28/16	7/15/16	$0.48	Quarterly
2/25/16	3/31/16	3/29/16	4/15/16	$0.48	Quarterly

During the nine months ended September 30, 2016, there were no shares issued under our At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”).  During the nine months ended September 30, 2016, shares issued under the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) were not material.

There were no share repurchases during the three months ended September 30, 2016. During the nine months ended September 30, 2016, we repurchased 1,052,889 shares of common stock for $19.7 million under our $500.0 million repurchase program.  Refer to Note 17 to the consolidated financial statements included in our Form 10-K for further information regarding the repurchase program.  As of September 30, 2016, we have $282.1 million of remaining capacity to repurchase common stock or Convertible Notes under the repurchase program through January 2017.

Equity Incentive Plans

The Company currently maintains the Manager Equity Plan, the Starwood Property Trust, Inc. Equity Plan (the “Equity Plan”), and the Starwood Property Trust, Inc. Non-Executive Director Stock Plan (“Non-Executive Director Stock Plan”).  Refer to Note 17 to the consolidated financial statements included in our Form 10-K for further information regarding these plans.

The table below summarizes our share awards granted or vested under the Manager Equity Plan during the nine months ended September 30, 2016 and 2015 (dollars in thousands):

Grant Date	Type	Amount Granted	Grant Date Fair Value	Vesting Period
May 2015	RSU	675,000	$16,511	3 years
January 2014	RSU	489,281	14,776	3 years
January 2014	RSU	2,000,000	55,420	3 years

As of September 30, 2016, there were 2.2 million shares available for future grants under the Manager Equity Plan, the Equity Plan and the Non-Executive Director Stock Plan.

Schedule of Non-Vested Shares and Share Equivalents

	Non-Executive				Weighted Average
	Director		Manager		Grant Date Fair Value
	Stock Plan	Equity Plan	Equity Plan	Total	(per share)
Balance as of January 1, 2016	16,988	548,378	1,302,850	1,868,216	$25.84
Granted	3,776	436,700	—	440,476	19.01
Vested	—	(300,740)	(766,200)	(1,066,940)	26.17
Forfeited	—	(21,796)	—	(21,796)	23.45
Balance as of September 30, 2016	20,764	662,542	536,650	1,219,956	23.12

17. Earnings per Share

The following table provides a reconciliation of net income and the number of shares of common stock used in the computation of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic Earnings
Income attributable to STWD common stockholders	$105,766	$116,735	$243,896	$354,246
Less: Income attributable to participating shares	(456)	(1,052)	(1,743)	(3,239)
Basic earnings	$105,310	$115,683	$242,153	$351,007

Diluted Earnings
Basic — Income attributable to STWD common stockholders	$105,766	$116,735	$243,896	$354,246
Less: Income attributable to participating shares	(456)	(1,052)	(1,743)	(3,239)
Add: Undistributed earnings to participating shares	—	18	—	147
Less: Undistributed earnings reallocated to participating shares	—	(18)	—	(147)
Diluted earnings	$105,310	$115,683	$242,153	$351,007

Number of Shares:
Basic — Average shares outstanding	237,429	237,796	237,017	232,194
Effect of dilutive securities — Convertible Notes	3,445	—	3,766	—
Effect of dilutive securities — Contingently issuable shares	138	129	138	129
Effect of dilutive securities — Unvested non-participating shares	79	—	61	—
Diluted — Average shares outstanding	241,091	237,925	240,982	232,323

Earnings Per Share Attributable to STWD Common Stockholders:
Basic	$0.44	$0.49	$1.02	$1.51
Diluted	$0.44	$0.49	$1.00	$1.51

As of September 30, 2016 and 2015, participating shares of 0.9 million and 2.2 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above.

Also as of September 30, 2016, there were 63.2 million potential shares of common stock contingently issuable upon the conversion of the Convertible Notes.  The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash.  As a result, this principal amount, representing 59.7 million shares at September 30, 2016, was not included in the computation of diluted EPS.  However, as discussed in Note 10, the conversion options associated with the 2018 Notes and 2019 Notes are “in-the-money” as the if-converted values of the 2018 Notes and 2019 Notes exceeded their principal amounts by $35.3 million and $40.9 million, respectively, at September 30, 2016. The dilutive effect to EPS is determined by dividing this “conversion spread value” by the average share price. The “conversion spread value” is the value that would be delivered to investors in shares based on the terms of the Convertible Notes, upon an assumed conversion. In calculating the dilutive effect of these shares, the treasury stock method was used and resulted in a dilution of 3.4 million shares and 3.8 million shares for the three and nine months ended September 30, 2016, respectively. The conversion option associated with the 2017 Notes is “out-of-the-money” because the if-converted value of the 2017 Notes was less than its principal amount by $25.9 million at September 30, 2016. Therefore, there was no dilutive effect to EPS for the 2017 Notes for the three and nine months ended September 30, 2016.

18. Accumulated Other Comprehensive Income

The changes in AOCI by component are as follows (amounts in thousands):

		Cumulative
		Unrealized Gain
	Effective Portion of	(Loss) on	Foreign
	Cumulative Loss on	Available-for-	Currency
	Cash Flow Hedges	Sale Securities	Translation	Total
Three Months Ended September 30, 2016
Balance at June 30, 2016	$(386)	$39,858	$(6,845)	$32,627
OCI before reclassifications	107	6,105	1,331	7,543
Amounts reclassified from AOCI	78	—	—	78
Net period OCI	185	6,105	1,331	7,621
Balance at September 30, 2016	$(201)	$45,963	$(5,514)	$40,248
Three Months Ended September 30, 2015
Balance at June 30, 2015	$(237)	$50,370	$(4,232)	$45,901
OCI before reclassifications	(395)	(9,095)	(3,057)	(12,547)
Amounts reclassified from AOCI	187	—	5,969	6,156
Net period OCI	(208)	(9,095)	2,912	(6,391)
Balance at September 30, 2015	$(445)	$41,275	$(1,320)	$39,510
Nine Months Ended September 30, 2016
Balance at January 1, 2016	$(65)	$37,307	$(7,513)	$29,729
OCI before reclassifications	(397)	8,656	1,999	10,258
Amounts reclassified from AOCI	261	—	—	261
Net period OCI	(136)	8,656	1,999	10,519
Balance at September 30, 2016	$(201)	$45,963	$(5,514)	$40,248
Nine Months Ended September 30, 2015
Balance at January 1, 2015	$(97)	$60,190	$(4,197)	$55,896
OCI before reclassifications	(933)	(13,519)	(3,092)	(17,544)
Amounts reclassified from AOCI	585	(5,396)	5,969	1,158
Net period OCI	(348)	(18,915)	2,877	(16,386)
Balance at September 30, 2015	$(445)	$41,275	$(1,320)	$39,510

The reclassifications out of AOCI impacted the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 as follows (amounts in thousands):

	Amounts Reclassified from		Amounts Reclassified from
	AOCI during the Three Months		AOCI during the Nine Months		Affected Line Item
	Ended September 30,		Ended September 30,		in the Statements
Details about AOCI Components	2016	2015	2016	2015	of Operations
Losses on cash flow hedges:
Interest rate contracts	$(78)	$(187)	$(261)	$(585)	Interest expense
Unrealized gains on available-for-sale securities:
Interest realized upon collection	—	—	—	5,396	Interest income from investment securities
Foreign currency translation:
Foreign currency loss from CMBS redemption	—	(5,969)	—	(5,969)	Foreign currency loss, net
Total reclassifications for the period	$(78)	$(6,156)	$(261)	$(1,158)

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

Fair Value Disclosures

The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the condensed consolidated balance sheets by their level in the fair value hierarchy as of September 30, 2016 and December 31, 2015 (amounts in thousands):

	September 30, 2016
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$347,490	$—	$—	$347,490
RMBS	260,513	—	—	260,513
CMBS	58,785	—	—	58,785
Equity security	12,749	12,749	—	—
Domestic servicing rights	69,018	—	—	69,018
Derivative assets	34,309	—	34,309	—
VIE assets	73,923,699	—	—	73,923,699
Total	$74,706,563	$12,749	$34,309	$74,659,505
Financial Liabilities:
Derivative liabilities	$12,753	$—	$12,753	$—
VIE liabilities	72,924,751	—	70,013,254	2,911,497
Total	$72,937,504	$—	$70,026,007	$2,911,497

	December 31, 2015
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$203,865	$—	$—	$203,865
RMBS	176,224	—	—	176,224
CMBS	212,981	—	—	212,981
Equity security	14,498	14,498	—	—
Domestic servicing rights	119,698		—	119,698
Derivative assets	45,091	—	45,091	—
VIE assets	76,675,689	—	—	76,675,689
Total	$77,448,046	$14,498	$45,091	$77,388,457
Financial Liabilities:
Derivative liabilities	$5,196	$—	$5,196	$—
VIE liabilities	75,817,014	—	73,264,566	2,552,448
Total	$75,822,210	$—	$73,269,762	$2,552,448

The changes in financial assets and liabilities classified as Level III are as follows for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands):

				Domestic
	Loans			Servicing		VIE
Three Months Ended September 30, 2016	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
July 1, 2016 balance	$237,106	$251,260	$114,340	$83,301	$80,076,117	$(3,540,652)	$77,221,472
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	49,996	—	(2,993)	(14,283)	(8,143,518)	653,103	(7,457,695)
Net accretion	—	4,197	—	—	—	—	4,197
Included in OCI	—	6,105	—	—	—	—	6,105
Purchases / Originations	709,045	8,868	—	—	—	—	717,913
Sales	(648,179)	—	(17,456)	—	—	—	(665,635)
Cash repayments / receipts	(478)	(9,917)	(12,289)	—	—	7,819	(14,865)
Transfers into Level III	—	—	—	—	—	(1)	(1)
Transfers out of Level III	—	—	—	—	—	40,959	40,959
Consolidation of VIEs	—	—	(24,403)	—	2,268,424	(109,913)	2,134,108
Deconsolidation of VIEs	—	—	1,586	—	(277,324)	37,188	(238,550)
September 30, 2016 balance	$347,490	$260,513	$58,785	$69,018	$73,923,699	$(2,911,497)	$71,748,008
Amount of total gains (losses) included in earnings attributable to assets still held at September 30, 2016	$9,746	$4,197	$(1,852)	$(14,283)	$(8,143,518)	$653,103	$(7,492,607)

				Domestic
	Loans			Servicing		VIE
Three Months Ended September 30, 2015	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
July 1, 2015 balance	$279,352	$193,150	$314,152	$128,109	$92,719,092	$(2,111,011)	$91,522,844
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	19,082	—	(2,835)	(4,217)	(10,394,490)	615,263	(9,767,197)
Net accretion	—	3,600	—	—	—	—	3,600
Included in OCI	—	(3,465)	(2,164)	—	—	—	(5,629)
Purchases / Originations	535,580	—	5,665	—	—	—	541,245
Sales	(410,227)	—	(1,203)	—	—	—	(411,430)
Issuances	—	—	—	—	—	(1,619)	(1,619)
Cash repayments / receipts	(157)	(8,500)	(91,795)	—	—	96,896	(3,556)
Transfers into Level III	—	—	—	—	—	(1,773,898)	(1,773,898)
Transfers out of Level III	—	—	—	—	—	232,484	232,484
Consolidation of VIEs	—	—	—	—	2,410,232	(80,149)	2,330,083
Deconsolidation of VIEs	—	—	540	—	(1,797,217)	18,457	(1,778,220)
September 30, 2015 balance	$423,630	$184,785	$222,360	$123,892	$82,937,617	$(3,003,577)	$80,888,707
Amount of total gains (losses) included in earnings attributable to assets still held at September 30, 2015	$5,482	$3,600	$3,212	$(4,217)	$(10,394,490)	$615,263	$(9,771,150)

				Domestic
	Loans			Servicing		VIE
Nine Months Ended September 30, 2016	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
January 1, 2016 balance	$203,865	$176,224	$212,981	$119,698	$76,675,689	$(2,552,448)	$74,836,009
Impact of ASU 2015-02 adoption (1)	—	—	—	(17,467)	17,467	—	—
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	70,122	—	(677)	(33,213)	(16,483,798)	946,703	(15,500,863)
Net accretion	—	11,354	—	—	—	—	11,354
Included in OCI	—	8,656	—	—	—	—	8,656
Purchases / Originations	1,197,801	97,204	57,576	—	—	—	1,352,581
Sales	(1,123,512)	—	(18,725)	—	—	—	(1,142,237)
Issuances	—	—	—	—	—	(596)	(596)
Cash repayments / receipts	(786)	(32,925)	(31,734)	—	—	28,591	(36,854)
Transfers into Level III	—	—	—	—	—	(972,588)	(972,588)
Transfers out of Level III	—	—	—	—	—	187,683	187,683
Consolidation of VIEs	—	—	(162,745)	—	19,118,645	(593,818)	18,362,082
Deconsolidation of VIEs	—	—	2,109	—	(5,404,304)	44,976	(5,357,219)
September 30, 2016 balance	$347,490	$260,513	$58,785	$69,018	$73,923,699	$(2,911,497)	$71,748,008
Amount of total gains (losses) included in earnings attributable to assets still held at September 30, 2016	$9,746	$11,354	$263	$(33,213)	$(16,483,798)	$946,703	$(15,548,945)

(1)

As discussed in Notes 2 and 14, our implementation of ASU 2015-02 resulted in the consolidation of certain CMBS trusts effective January 1, 2016, which required the elimination of $17.5 million of domestic servicing rights associated with these newly consolidated trusts.

				Domestic
	Loans			Servicing		VIE
Nine Months Ended September 30, 2015	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
January 1, 2015 balance	$391,620	$207,053	$334,080	$132,303	$107,816,065	$(4,893,120)	$103,988,001
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	51,044	—	(2,059)	(8,411)	(27,667,727)	3,566,846	(24,060,307)
Net accretion	—	17,087	—	—	—	—	17,087
Included in OCI	—	(12,241)	(2,362)	—	—	—	(14,603)
Purchases / Originations	1,425,499	—	14,653	—	—	—	1,440,152
Sales	(1,443,871)	—	(6,301)	—	—	—	(1,450,172)
Issuances	—	—	—	—	—	(9,132)	(9,132)
Cash repayments / receipts	(662)	(27,114)	(92,018)	—	—	171,884	52,090
Transfers into Level III	—	—	—	—	—	(2,589,916)	(2,589,916)
Transfers out of Level III	—	—	—	—	—	956,230	956,230
Consolidation of VIEs	—	—	(24,310)	—	8,067,859	(225,354)	7,818,195
Deconsolidation of VIEs	—	—	677	—	(5,278,580)	18,985	(5,258,918)
September 30, 2015 balance	$423,630	$184,785	$222,360	$123,892	$82,937,617	$(3,003,577)	$80,888,707
Amount of total gains (losses) included in earnings attributable to assets still held at September 30, 2015	$5,126	$11,594	$4,171	$(8,411)	$(27,667,727)	$3,566,846	$(24,088,401)

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

The following table presents the fair values, all of which are classified in Level III of the fair value hierarchy, of our financial instruments not carried at fair value on the condensed consolidated balance sheets (amounts in thousands):

	September 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets not carried at fair value:
Loans held-for-investment and loans transferred as secured borrowings	$5,333,209	$5,387,353	$6,059,652	$6,125,881
HTM securities	522,620	512,269	321,244	315,255
European servicing rights	1,243	4,400	2,626	5,302
Financial liabilities not carried at fair value:
Secured financing agreements and secured borrowings on transferred loans	$4,225,204	$4,236,892	$4,068,699	$4,092,264
Convertible senior notes	1,339,853	1,406,336	1,323,795	1,331,979

The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Carrying Value at	Valuation	Unobservable	Range as of (1)
	September 30, 2016	Technique	Input	September 30, 2016	December 31, 2015
Loans held-for-sale, fair value option	$347,490	Discounted cash flow	Yield (b)	4.2% - 5.1%	4.8% - 5.3%
			Duration (c)	10.0 years	5.0 - 10.0 years
RMBS	260,513	Discounted cash flow	Constant prepayment rate (a)	3.1% - 17.0%	2.6% - 17.8%
			Constant default rate (b)	1.0% - 8.6%	1.0% - 8.9%
			Loss severity (b)	14% - 80% (e)	10% - 79% (e)
			Delinquency rate (c)	2% - 29%	2% - 29%
			Servicer advances (a)	20% - 94%	30% - 94%
			Annual coupon deterioration (b)	0% - 0.6%	0% - 0.5%
			Putback amount per projected total collateral loss (d)	0% - 15%	0% - 11%
CMBS	58,785	Discounted cash flow	Yield (b)	0% - 950.2%	0% - 435.8%
			Duration (c)	0 - 9.3 years	0 - 18.5 years
Domestic servicing rights	69,018	Discounted cash flow	Debt yield (a)	7.75%	8.25%
			Discount rate (b)	15%	15%
			Control migration (b)	0% - 80%	0% - 80%
VIE assets	73,923,699	Discounted cash flow	Yield (b)	0% - 833.5%	0% - 920.2%
			Duration (c)	0 - 12.2 years	0 - 17.5 years
VIE liabilities	2,911,497	Discounted cash flow	Yield (b)	0% - 833.5%	0% - 920.2%
			Duration (c)	0 - 12.2 years	0 - 17.5 years

(1)	The ranges of significant unobservable inputs are represented in percentages and years.

Sensitivity of the Fair Value to Changes in the Unobservable Inputs

(a)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
(b)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.
(c)

Significant increase (decrease) in the unobservable input in isolation would result in either a significantly lower or higher (lower or higher) fair value measurement depending on the structural features of the security in question.

(d)	Any delay in the putback recovery date leads to a decrease in fair value, for the majority of securities in our RMBS portfolio.
(e)	64% and 76% of the portfolio falls within a range of 45%-80% as of September 30, 2016 and December 31, 2015, respectively.

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

Our TRSs engage in various real estate related operations, including special servicing of commercial real estate, originating and securitizing commercial mortgage loans, and investing in entities which engage in real estate related operations. The majority of our TRSs are held within the Investing and Servicing Segment.  As of September 30, 2016 and December 31, 2015, approximately $918.2 million and $858.5 million, respectively, of the Investing and Servicing Segment’s assets, including $185.0 million and $185.6 million in cash, respectively, were owned by TRS entities. Our TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.

The following table is a reconciliation of our U.S. federal income tax determined using our statutory federal tax rate to our reported income tax provision for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016		2015		2016		2015
Federal statutory tax rate	$37,968	35.0%	$43,677	35.0%	$86,939	35.0%	$134,034	35.0%
REIT and other non-taxable income	(35,541)	(32.7)%	(36,250)	(29.0)%	(83,676)	(33.7)%	(111,732)	(29.1)%
State income taxes	247	0.2%	937	0.8%	224	0.1%	3,117	0.8%
Federal benefit of state tax deduction	(86)	(0.1)%	(328)	(0.3)%	(78)	—%	(1,091)	(0.3)%
Valuation allowance	—	—%	(221)	(0.2)%	—	—%	2,652	0.7%
Other	79	0.1%	(140)	(0.1)%	58	—%	438	0.1%
Effective tax rate	$2,667	2.5%	$7,675	6.2%	$3,467	1.4%	$27,418	7.2%

21. Commitments and Contingencies

As of September 30, 2016, we had future funding commitments on 48 loans totaling $1.6 billion, of which we expect to fund $1.3 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum debt service coverage ratios or executions of new leases before advances are made to the borrower.

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

The table below presents our results of operations for the three months ended September 30, 2016 by business segment (amounts in thousands):

		Investing				Investing
	Lending	and Servicing	Property			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$114,506	$6,719	$—	$—	$121,225	$—	$121,225
Interest income from investment securities	13,301	35,274	—	—	48,575	(29,400)	19,175
Servicing fees	195	37,678	—	—	37,873	(14,955)	22,918
Rental income	—	10,516	29,226	—	39,742	—	39,742
Other revenues	99	1,692	11	—	1,802	(157)	1,645
Total revenues	128,101	91,879	29,237	—	249,217	(44,512)	204,705
Costs and expenses:
Management fees	525	24	—	27,183	27,732	48	27,780
Interest expense	22,678	4,877	5,536	26,181	59,272	(190)	59,082
General and administrative	5,067	43,711	867	1,651	51,296	174	51,470
Acquisition and investment pursuit costs	322	416	759	12	1,509	—	1,509
Costs of rental operations	—	4,872	13,139	—	18,011	—	18,011
Depreciation and amortization	—	4,482	10,870	—	15,352	—	15,352
Loan loss allowance, net	2,127	—	—	—	2,127	—	2,127
Total costs and expenses	30,719	58,382	31,171	55,027	175,299	32	175,331
Income (loss) before other income (loss), income taxes and non-controlling interests	97,382	33,497	(1,934)	(55,027)	73,918	(44,544)	29,374
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	47,848	47,848
Change in fair value of servicing rights	—	(14,006)	—	—	(14,006)	(277)	(14,283)
Change in fair value of investment securities, net	207	620	—	—	827	(3,613)	(2,786)
Change in fair value of mortgage loans held-for-sale, net	—	49,996	—	—	49,996	—	49,996
Earnings from unconsolidated entities	852	617	2,455	—	3,924	381	4,305
Gain on sale of investments and other assets, net	10	—	—	—	10	—	10
Gain (loss) on derivative financial instruments, net	4,982	(2,590)	(4,720)	—	(2,328)	—	(2,328)
Foreign currency (loss) gain, net	(3,839)	632	(7)	—	(3,214)	—	(3,214)
OTTI	—	(198)	(513)	—	(711)	—	(711)
Other income, net	—	35	—	234	269	—	269
Total other income (loss)	2,212	35,106	(2,785)	234	34,767	44,339	79,106
Income (loss) before income taxes	99,594	68,603	(4,719)	(54,793)	108,685	(205)	108,480
Income tax provision	—	(2,667)	—	—	(2,667)	—	(2,667)
Net income (loss)	99,594	65,936	(4,719)	(54,793)	106,018	(205)	105,813
Net (income) loss attributable to non-controlling interests	(352)	100	—	—	(252)	205	(47)
Net income (loss) attributable to Starwood Property Trust, Inc.	$99,242	$66,036	$(4,719)	$(54,793)	$105,766	$—	$105,766

The table below presents our results of operations for the three months ended September 30, 2015 by business segment (amounts in thousands):

		Investing				Investing
	Lending	and Servicing	Property			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$116,049	$4,549	$—	$—	$120,598	$—	$120,598
Interest income from investment securities	18,137	40,615	—	—	58,752	(34,078)	24,674
Servicing fees	114	61,394	—	—	61,508	(28,980)	32,528
Rental income	—	2,758	7,287	—	10,045	—	10,045
Other revenues	154	4,372	—	—	4,526	(226)	4,300
Total revenues	134,454	113,688	7,287	—	255,429	(63,284)	192,145
Costs and expenses:
Management fees	364	18	—	27,614	27,996	86	28,082
Interest expense	20,148	2,793	1,713	26,034	50,688	—	50,688
General and administrative	5,901	30,187	226	2,201	38,515	178	38,693
Acquisition and investment pursuit costs	935	552	2,233	(38)	3,682	—	3,682
Costs of rental operations	—	1,562	790	—	2,352	—	2,352
Depreciation and amortization	—	2,492	4,742	—	7,234	—	7,234
Loan loss allowance, net	(2,667)	—	—	—	(2,667)	—	(2,667)
Other expense	—	3	—	—	3	—	3
Total costs and expenses	24,681	37,607	9,704	55,811	127,803	264	128,067
Income (loss) before other (loss) income, income taxes and non-controlling interests	109,773	76,081	(2,417)	(55,811)	127,626	(63,548)	64,078
Other (loss) income:
Change in net assets related to consolidated VIEs	—	—	—	—	—	49,665	49,665
Change in fair value of servicing rights	—	(13,331)	—	—	(13,331)	9,114	(4,217)
Change in fair value of investment securities, net	(518)	(1,941)	—	—	(2,459)	5,076	2,617
Change in fair value of mortgage loans held-for-sale, net	—	19,082	—	—	19,082	—	19,082
Earnings from unconsolidated entities	818	2,652	2,436	—	5,906	(200)	5,706
Gain on sale of investments and other assets, net	2,688	660	—	—	3,348	—	3,348
Gain (loss) on derivative financial instruments, net	10,693	(9,582)	1,119	—	2,230	—	2,230
Foreign currency (loss) gain, net	(18,705)	896	27	—	(17,782)	—	(17,782)
Other income, net	—	64	—	—	64	—	64
Total other (loss) income	(5,024)	(1,500)	3,582	—	(2,942)	63,655	60,713
Income (loss) before income taxes	104,749	74,581	1,165	(55,811)	124,684	107	124,791
Income tax provision	(166)	(7,509)	—	—	(7,675)	—	(7,675)
Net income (loss)	104,583	67,072	1,165	(55,811)	117,009	107	117,116
Net (income) loss attributable to non-controlling interests	(350)	76	—	—	(274)	(107)	(381)
Net income (loss) attributable to Starwood Property Trust, Inc.	$104,233	$67,148	$1,165	$(55,811)	$116,735	$—	$116,735

The table below presents our results of operations for the nine months ended September 30, 2016 by business segment (amounts in thousands):

		Investing				Investing
	Lending	and Servicing	Property			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$348,460	$12,854	$—	$—	$361,314	$—	$361,314
Interest income from investment securities	33,975	115,335	—	—	149,310	(95,431)	53,879
Servicing fees	560	111,145	—	—	111,705	(40,784)	70,921
Rental income	—	25,214	85,048	—	110,262	—	110,262
Other revenues	180	4,110	35	—	4,325	(511)	3,814
Total revenues	383,175	268,658	85,083	—	736,916	(136,726)	600,190
Costs and expenses:
Management fees	1,295	54	—	75,015	76,364	146	76,510
Interest expense	67,585	11,443	16,163	78,236	173,427	(190)	173,237
General and administrative	13,529	95,726	2,259	7,631	119,145	532	119,677
Acquisition and investment pursuit costs	1,602	1,551	1,517	1,012	5,682	—	5,682
Costs of rental operations	—	11,595	34,923	—	46,518	—	46,518
Depreciation and amortization	—	11,263	41,922	—	53,185	—	53,185
Loan loss allowance, net	3,395	—	—	—	3,395	—	3,395
Other expense	—	100	—	—	100	—	100
Total costs and expenses	87,406	131,732	96,784	161,894	477,816	488	478,304
Income (loss) before other (loss) income, income taxes and non-controlling interests	295,769	136,926	(11,701)	(161,894)	259,100	(137,214)	121,886
Other (loss) income:
Change in net assets related to consolidated VIEs	—	—	—	—	—	94,388	94,388
Change in fair value of servicing rights	—	(33,710)	—	—	(33,710)	497	(33,213)
Change in fair value of investment securities, net	(37)	(43,449)	—	—	(43,486)	42,772	(714)
Change in fair value of mortgage loans held-for-sale, net	—	70,122	—	—	70,122	—	70,122
Earnings from unconsolidated entities	2,544	3,280	7,313	—	13,137	(288)	12,849
Gain on sale of investments and other assets, net	165	—	—	—	165	—	165
Gain (loss) on derivative financial instruments, net	17,824	(17,780)	(6,837)	—	(6,793)	—	(6,793)
Foreign currency (loss) gain, net	(23,501)	2,962	(41)	—	(20,580)	—	(20,580)
OTTI	—	(198)	(513)	—	(711)	—	(711)
Other income, net	—	112	9,102	1,784	10,998	—	10,998
Total other (loss) income	(3,005)	(18,661)	9,024	1,784	(10,858)	137,369	126,511
Income (loss) before income taxes	292,764	118,265	(2,677)	(160,110)	248,242	155	248,397
Income tax provision	(75)	(3,392)	—	—	(3,467)	—	(3,467)
Net income (loss)	292,689	114,873	(2,677)	(160,110)	244,775	155	244,930
Net (income) loss attributable to non-controlling interests	(1,050)	171	—	—	(879)	(155)	(1,034)
Net income (loss) attributable to Starwood Property Trust, Inc.	$291,639	$115,044	$(2,677)	$(160,110)	$243,896	$—	$243,896

The table below presents our results of operations for the nine months ended September 30, 2015 by business segment (amounts in thousands):

		Investing				Investing
	Lending	and Servicing	Property			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$343,449	$13,870	$—	$—	$357,319	$—	$357,319
Interest income from investment securities	57,483	112,583	—	—	170,066	(93,838)	76,228
Servicing fees	296	166,691	—	—	166,987	(76,048)	90,939
Rental income	—	6,908	10,823	—	17,731	—	17,731
Other revenues	567	7,603	—	—	8,170	(733)	7,437
Total revenues	401,795	307,655	10,823	—	720,273	(170,619)	549,654
Costs and expenses:
Management fees	1,119	54	—	81,511	82,684	187	82,871
Interest expense	61,868	7,663	2,590	78,900	151,021	—	151,021
General and administrative	16,842	92,002	402	5,573	114,819	542	115,361
Acquisition and investment pursuit costs	1,932	1,270	6,495	38	9,735	—	9,735
Costs of rental operations	—	4,138	1,123	—	5,261	—	5,261
Depreciation and amortization	—	10,790	6,357	—	17,147	—	17,147
Loan loss allowance, net	311	—	—	—	311	—	311
Other expense	—	378	—	—	378	—	378
Total costs and expenses	82,072	116,295	16,967	166,022	381,356	729	382,085
Income (loss) before other (loss) income, income taxes and non-controlling interests	319,723	191,360	(6,144)	(166,022)	338,917	(171,348)	167,569
Other (loss) income:
Change in net assets related to consolidated VIEs	—	—	—	—	—	153,399	153,399
Change in fair value of servicing rights	—	(26,587)	—	—	(26,587)	18,176	(8,411)
Change in fair value of investment securities, net	(347)	3,181	—	—	2,834	730	3,564
Change in fair value of mortgage loans held-for-sale, net	—	51,044	—	—	51,044	—	51,044
Earnings from unconsolidated entities	3,034	10,704	7,631	—	21,369	(622)	20,747
Gain on sale of investments and other assets, net	2,995	17,760	—	—	20,755	—	20,755
Gain (loss) on derivative financial instruments, net	19,602	(13,315)	1,036	—	7,323	—	7,323
Foreign currency (loss) gain, net	(26,860)	(395)	20	—	(27,235)	—	(27,235)
Loss on extinguishment of debt	—	—	—	(5,921)	(5,921)	—	(5,921)
Other income, net	—	105	—	14	119	—	119
Total other (loss) income	(1,576)	42,497	8,687	(5,907)	43,701	171,683	215,384
Income (loss) before income taxes	318,147	233,857	2,543	(171,929)	382,618	335	382,953
Income tax provision	(136)	(27,282)	—	—	(27,418)	—	(27,418)
Net income (loss)	318,011	206,575	2,543	(171,929)	355,200	335	355,535
Net (income) loss attributable to non-controlling interests	(1,030)	76	—	—	(954)	(335)	(1,289)
Net income (loss) attributable to Starwood Property Trust, Inc.	$316,981	$206,651	$2,543	$(171,929)	$354,246	$—	$354,246

The table below presents our condensed consolidated balance sheet as of September 30, 2016 by business segment (amounts in thousands):

		Investing				Investing
	Lending	and Servicing	Property			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$136,096	$73,779	$6,222	$284,325	$500,422	$1,135	$501,557
Restricted cash	26,963	16,301	8,471	—	51,735	—	51,735
Loans held-for-investment, net	5,207,092	25,139	—	—	5,232,231	—	5,232,231
Loans held-for-sale	—	347,490	—	—	347,490	—	347,490
Loans transferred as secured borrowings	100,978	—	—	—	100,978	—	100,978
Investment securities	795,882	1,029,205	—	—	1,825,087	(970,420)	854,667
Properties, net	—	225,608	1,012,271	—	1,237,879	—	1,237,879
Intangible assets	—	137,746	47,495	—	185,241	(29,849)	155,392
Investment in unconsolidated entities	30,838	41,453	120,970	—	193,261	(7,513)	185,748
Goodwill	—	140,437	—	—	140,437	—	140,437
Derivative assets	29,818	1,399	3,092	—	34,309	—	34,309
Accrued interest receivable	25,771	973	—	—	26,744	—	26,744
Other assets	6,947	89,097	32,250	2,519	130,813	(2,521)	128,292
VIE assets, at fair value	—	—	—	—	—	73,923,699	73,923,699
Total Assets	$6,360,385	$2,128,627	$1,230,771	$286,844	$10,006,627	$72,914,531	$82,921,158
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$21,410	$87,324	$46,530	$18,025	$173,289	$835	$174,124
Related-party payable	—	279	—	23,622	23,901	—	23,901
Dividends payable	—	—	—	115,190	115,190	—	115,190
Derivative liabilities	12,002	455	296	—	12,753	—	12,753
Secured financing agreements, net	2,269,960	494,213	737,796	644,570	4,146,539	(23,700)	4,122,839
Convertible senior notes, net	—	—	—	1,339,853	1,339,853	—	1,339,853
Secured borrowings on transferred loans	102,365	—	—	—	102,365	—	102,365
VIE liabilities, at fair value	—	—	—	—	—	72,924,751	72,924,751
Total Liabilities	2,405,737	582,271	784,622	2,141,260	5,913,890	72,901,886	78,815,776
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	2,430	2,430	—	2,430
Additional paid-in capital	1,814,902	1,205,686	438,512	771,477	4,230,577	—	4,230,577
Treasury stock	—	—	—	(92,104)	(92,104)	—	(92,104)
Accumulated other comprehensive income (loss)	45,762	(7,696)	2,182	—	40,248	—	40,248
Retained earnings (accumulated deficit)	2,082,734	335,727	5,455	(2,536,219)	(112,303)	—	(112,303)
Total Starwood Property Trust, Inc. Stockholders’ Equity	3,943,398	1,533,717	446,149	(1,854,416)	4,068,848	—	4,068,848
Non-controlling interests in consolidated subsidiaries	11,250	12,639	—	—	23,889	12,645	36,534
Total Equity	3,954,648	1,546,356	446,149	(1,854,416)	4,092,737	12,645	4,105,382
Total Liabilities and Equity	$6,360,385	$2,128,627	$1,230,771	$286,844	$10,006,627	$72,914,531	$82,921,158

The table below presents our condensed consolidated balance sheet as of December 31, 2015 by business segment (amounts in thousands):

		Investing				Investing
	Lending	and Servicing	Property			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$83,836	$62,649	$2,944	$218,408	$367,837	$978	$368,815
Restricted cash	9,775	8,826	4,468	—	23,069	—	23,069
Loans held-for-investment, net	5,973,079	—	—	—	5,973,079	—	5,973,079
Loans held-for-sale	—	203,865	—	—	203,865	—	203,865
Loans transferred as secured borrowings	86,573	—	—	—	86,573	—	86,573
Investment securities	511,966	1,038,200	—	—	1,550,166	(825,219)	724,947
Properties, net	—	150,497	768,728	—	919,225	—	919,225
Intangible assets	—	152,278	61,121	—	213,399	(11,829)	201,570
Investment in unconsolidated entities	30,827	53,145	122,454	—	206,426	(7,225)	199,201
Goodwill	—	140,437	—	—	140,437	—	140,437
Derivative assets	33,412	2,087	9,592	—	45,091	—	45,091
Accrued interest receivable	34,028	286	—	—	34,314	—	34,314
Other assets	7,938	71,505	23,657	1,436	104,536	(2,057)	102,479
VIE assets, at fair value	—	—	—	—	—	76,675,689	76,675,689
Total Assets	$6,771,434	$1,883,775	$992,964	$219,844	$9,868,017	$75,830,337	$85,698,354
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$18,822	$90,399	$25,427	$21,468	$156,116	$689	$156,805
Related-party payable	—	423	—	40,532	40,955	—	40,955
Dividends payable	—	—	—	114,947	114,947	—	114,947
Derivative liabilities	5,190	6	—	—	5,196	—	5,196
Secured financing agreements, net	2,341,897	422,260	568,738	647,804	3,980,699	—	3,980,699
Convertible senior notes, net	—	—	—	1,323,795	1,323,795	—	1,323,795
Secured borrowings on transferred loans	88,000	—	—	—	88,000	—	88,000
VIE liabilities, at fair value	—	—	—	—	—	75,817,014	75,817,014
Total Liabilities	2,453,909	513,088	594,165	2,148,546	5,709,708	75,817,703	81,527,411
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	2,410	2,410	—	2,410
Additional paid-in capital	2,477,987	1,146,926	394,465	173,466	4,192,844	—	4,192,844
Treasury stock	—	—	—	(72,381)	(72,381)	—	(72,381)
Accumulated other comprehensive income (loss)	37,242	(3,714)	(3,799)	—	29,729	—	29,729
Retained earnings (accumulated deficit)	1,790,705	221,073	8,133	(2,032,197)	(12,286)	—	(12,286)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,305,934	1,364,285	398,799	(1,928,702)	4,140,316	—	4,140,316
Non-controlling interests in consolidated subsidiaries	11,591	6,402	—	—	17,993	12,634	30,627
Total Equity	4,317,525	1,370,687	398,799	(1,928,702)	4,158,309	12,634	4,170,943
Total Liabilities and Equity	$6,771,434	$1,883,775	$992,964	$219,844	$9,868,017	$75,830,337	$85,698,354

23. Subsequent Events

Our significant events subsequent to September 30, 2016 were as follows:

Medical Office Portfolio

On October 4, 2016 we funded a $40.0 million deposit associated with the acquisition of the Medical Office Portfolio.  See further discussion in Note 3.

European Real Estate Loan Servicing

On October 31, 2016, we entered into a definitive agreement with an affiliate of Situs Group LLC (“Situs”) to contribute the equity in the subsidiary which houses our European real estate loan servicing and advisory business to Situs in exchange for a minority equity interest in the combined entity.

Dividend Declaration

On November 2, 2016, our board of directors declared a dividend of $0.48 per share for the fourth quarter of 2016, which is payable on January 13, 2017 to common stockholders of record as of December 30, 2016.

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

We have three reportable business segments as of September 30, 2016:

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

Developments During the Third Quarter of 2016

•

In September 2016, we entered into an agreement to acquire a stabilized portfolio of 38 medical office buildings which are geographically dispersed throughout the U.S. and primarily affiliated with major hospitals or located on or adjacent to a major hospital campus (the “Medical Office Portfolio”).  The aggregate purchase price for the Medical Office Portfolio, which collectively comprises approximately 2.2 million square feet, is approximately $837.9 million. The Medical Office Portfolio, which is primarily net leased to investment-grade health systems and major physician-owned medical groups, is 95% occupied and carries a weighted average remaining lease term of 7.0 years. The acquisition is expected to close in December 2016, subject to customary closing conditions.  In October 2016, we funded a $40.0 million deposit associated with this acquisition.

•	The Lending Segment originated or acquired the following loans during the quarter:

o

$157.0 million first mortgage loan for a co-op conversion project located in New York, New York of which the Company funded $155.5 million.  We also own a mezzanine loan on the project with a carrying value of $59.8 million as of September 30, 2016.

o	$150.0 million first mortgage and mezzanine loan for the refinancing of a three-tower office complex located in Lowell, Massachusetts, of which the Company funded $86.7 million.

o	$130.0 million first mortgage loan secured by four hotels located in Philadelphia, Pennsylvania; New Orleans, Louisiana; Tempe, Arizona and Tampa, Florida, which was fully funded upon acquisition.

o	$54.2 million first mortgage and mezzanine loan for the acquisition of three office properties located in Irving, Texas, of which the Company funded $38.7 million.

o	$48.0 million first mortgage loan for the acquisition of a four-building office complex located in Southfield, Michigan, of which the Company funded $32.9 million.

•	Funded $132.2 million of previously originated loan commitments.

•	Received proceeds of $1.1 billion from maturities, sales and principal repayments on loans held-for-investment.

•	Added conduit loans of $709.0 million and received proceeds of $648.2 million from sales of conduit loans.

•	Purchased $25.6 million and $8.9 million of CMBS and RMBS, respectively, including $24.7 million of new issue B-pieces.

•	Named special servicer on three new issue CMBS deals, for which we retained the related B-piece, with a total unpaid principal balance of $2.2 billion at issuance.

Developments During the Nine Months Ended September 30, 2016

•	Entered into an agreement to acquire the Medical Office Portfolio. Refer to the “Developments During the Third Quarter of 2016” section for further discussion.

•	The Lending Segment originated or acquired the following loans or CMBS during the period:

o	$330.0 million first mortgage and mezzanine loan for the development of an 856-unit luxury multi-family project located in Brooklyn, New York, of which the Company funded $28.1 million.

o

$216.0 million portfolio of three first mortgage loans secured by 25 office properties located in Long Island, New York and a two-building office complex located in San Jose, California, of which the Company funded $212.5 million.

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

o

$183.0 million first mortgage and mezzanine loan for the refinancing and renovation of a four-tower luxury multi-family complex located in the Greater Philadelphia area, of which the Company funded $146.2 million.

o

$162.0 million first mortgage and mezzanine loan for the acquisition and renovation of a 10-building office and warehouse complex located in Brooklyn, New York, of which the Company funded $81.3 million.

o

$157.0 million first mortgage loan for a co-op conversion project located in New York, New York of which the Company funded $155.5 million.  We also own a mezzanine loan on the project with a carrying value of $59.8 million as of September 30, 2016.

•	Funded $418.3 million of previously originated loan commitments.

•	Received proceeds of $2.4 billion from maturities, sales and principal repayments on loans held-for-investment.

•	Added conduit loans of $1.2 billion and received proceeds of $1.1 billion from sales of conduit loans.

•	Purchased $146.8 million and $97.2 million of CMBS and RMBS, respectively, including $64.2 million of new issue B-pieces.

•	Named special servicer on five new issue CMBS deals, for which we retained the related B-piece, with a total unpaid principal balance of $3.7 billion at issuance.

•

Acquired the final 14 of the 32 affordable housing communities which comprise our “Woodstar Portfolio.”  These 14 properties include 3,710 units, total assets of $276.3 million and assumed liabilities of $170.4 million, which include federal, state and county sponsored financing and other assumed debt.

•	Acquired commercial real estate from CMBS trusts for a gross purchase price of $87.2 million.

•	Repurchased 1,052,889 shares of common stock at a total cost of $19.7 million.

Subsequent Events

Refer to Note 23 to the Condensed Consolidated Financial Statements for disclosure regarding significant transactions that occurred subsequent to September 30, 2016.

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

The following table compares our summarized results of operations for the three and nine months ended September 30, 2016 and 2015 by business segment (amounts in thousands):

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2016	2015	$ Change	2016	2015	$ Change
Revenues:
Lending Segment	$128,101	$134,454	$(6,353)	$383,175	$401,795	$(18,620)
Investing and Servicing Segment	91,879	113,688	(21,809)	268,658	307,655	(38,997)
Property Segment	29,237	7,287	21,950	85,083	10,823	74,260
Investing and Servicing VIEs	(44,512)	(63,284)	18,772	(136,726)	(170,619)	33,893
	204,705	192,145	12,560	600,190	549,654	50,536
Costs and expenses:
Lending Segment	30,719	24,681	6,038	87,406	82,072	5,334
Investing and Servicing Segment	58,382	37,607	20,775	131,732	116,295	15,437
Property Segment	31,171	9,704	21,467	96,784	16,967	79,817
Corporate	55,027	55,811	(784)	161,894	166,022	(4,128)
Investing and Servicing VIEs	32	264	(232)	488	729	(241)
	175,331	128,067	47,264	478,304	382,085	96,219
Other income (loss):
Lending Segment	2,212	(5,024)	7,236	(3,005)	(1,576)	(1,429)
Investing and Servicing Segment	35,106	(1,500)	36,606	(18,661)	42,497	(61,158)
Property Segment	(2,785)	3,582	(6,367)	9,024	8,687	337
Corporate	234	—	234	1,784	(5,907)	7,691
Investing and Servicing VIEs	44,339	63,655	(19,316)	137,369	171,683	(34,314)
	79,106	60,713	18,393	126,511	215,384	(88,873)
Income (loss) before income taxes:
Lending Segment	99,594	104,749	(5,155)	292,764	318,147	(25,383)
Investing and Servicing Segment	68,603	74,581	(5,978)	118,265	233,857	(115,592)
Property Segment	(4,719)	1,165	(5,884)	(2,677)	2,543	(5,220)
Corporate	(54,793)	(55,811)	1,018	(160,110)	(171,929)	11,819
Investing and Servicing VIEs	(205)	107	(312)	155	335	(180)
	108,480	124,791	(16,311)	248,397	382,953	(134,556)
Income tax provision	(2,667)	(7,675)	5,008	(3,467)	(27,418)	23,951
Net income attributable to non-controlling interests	(47)	(381)	334	(1,034)	(1,289)	255
Net income attributable to Starwood Property Trust, Inc.	$105,766	$116,735	$(10,969)	$243,896	$354,246	$(110,350)

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Lending Segment

Revenues

For the three months ended September 30, 2016, revenues of our Lending Segment decreased $6.4 million to $128.1 million, compared to $134.5 million for the three months ended September 30, 2015. This decrease was primarily due to (i) a $4.8 million decrease in interest income from investment securities principally due to the absence of a $5.3 million CMBS prepayment fee recognized in the third quarter of 2015 and (ii) a $1.5 million decrease in interest income from loans principally reflecting a net decrease in loan investments of our Lending Segment between September 30, 2015 and 2016, the effect of which was partially offset by higher loan fee income from increased levels of loan prepayments during the third quarter of 2016.

Costs and Expenses

For the three months ended September 30, 2016, costs and expenses of our Lending Segment increased $6.0 million to $30.7 million, compared to $24.7 million for the three months ended September 30, 2015. This increase was primarily due to a $4.8 million increase in our loan loss allowance and a $2.5 million increase in interest expense associated with the various secured financing facilities used to fund a portion of our investment portfolio.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	September 30,
	2016	2015	Change
Interest income from loans	$114,506	$116,049	$(1,543)
Interest income from investment securities	13,301	18,137	(4,836)
Interest expense	(22,678)	(20,148)	(2,530)
Net interest income	$105,129	$114,038	$(8,909)

For the three months ended September 30, 2016, net interest income of our Lending Segment decreased $8.9 million to $105.1 million, compared to $114.0 million for the three months ended September 30, 2015.  This decrease reflects the net decrease in interest income explained in the Revenues discussion above and the increase in interest expense on our secured financing facilities.

During the three months ended September 30, 2016, the weighted average unlevered and levered yields on the Lending Segment’s loans and investment securities were 7.4% and 10.1%, respectively, excluding the impact of bridge financing. During the three months ended September 30, 2015, the weighted average unlevered and levered yields on the Lending Segment’s loans and investment securities were 7.7% and 10.2%, respectively, excluding the impact of bridge financing. The slight decrease in the weighted average unlevered and levered yields is primarily due to a gradual decline of interest rate spreads over the last twelve months.

During the three months ended September 30, 2016 and 2015, the Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 3.4% and 3.1%, respectively, and 3.3% and 3.0%, respectively, excluding the impact of bridge financing. The increases in the Lending Segment’s weighted average secured borrowing rates are primarily due to increases in LIBOR.

Other Income (Loss)

For the three months ended September 30, 2016, other income (loss) of our Lending Segment increased $7.2 million to income of $2.2 million, compared to a loss of $5.0 million for the three months ended September 30, 2015. The increase was primarily due to a $14.8 million decrease in foreign currency loss, partially offset by decreases of $5.7 million in gain on derivatives and $1.9 million in net gains from other investments.  The decrease in gain on derivatives reflects a $12.2 million decreased gain on foreign currency hedges, partially offset by a $6.5 million favorable change in interest rate swaps.  The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and CMBS investments.  The gains on those hedges reflect the overall strengthening of the U.S. dollar against the pound sterling (“GBP”).  The interest rate swaps are used primarily to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments.

Investing and Servicing Segment and VIEs

Revenues

For the three months ended September 30, 2016, revenues of our Investing and Servicing Segment decreased $3.0 million to $47.4 million after consolidated VIE eliminations of $44.5 million, compared to $50.4 million after consolidated VIE eliminations of $63.3 million for the three months ended September 30, 2015. The VIE eliminations are merely a function of the number of CMBS trusts consolidated in any given period, and as such, are not a meaningful indicator of the operating results for this segment.  The decrease in revenues in the third quarter of 2016 was primarily due to decreases of $9.7 million in servicing fees, $2.6 million in other fee revenue and $0.7 million in interest income from CMBS investments, partially offset by a $7.8 million increase in rental income on our expanded REO Portfolio (see Note 3 to the Condensed Consolidated Financial Statements) and a $2.2 million increase in interest income on loans held-for-sale. The $0.7 million decrease in CMBS interest income reflects a $4.6 million decrease in VIE eliminations related to the CMBS trusts we consolidate.  Excluding the effect of these eliminations, CMBS interest income decreased by $5.3 million, reflecting a lower level of CMBS interest recoveries due to fewer asset liquidations by CMBS trusts, partially offset by the effect of a $101.9 million net increase in this segment’s CMBS investments between September 30, 2015 and 2016.

Costs and Expenses

For the three months ended September 30, 2016, costs and expenses of our Investing and Servicing Segment increased $20.5 million to $58.4 million, compared to $37.9 million for the three months ended September 30, 2015, inclusive of VIE eliminations which were nominal for both periods. The increase in costs and expenses was primarily due to increases of $13.5 million in general and administrative (“G&A”) expenses, $3.3 million in costs of rental operations, $2.0 million in depreciation and amortization and $1.9 million in interest expense on secured financings for CMBS and the REO Portfolio.  The significant increase in G&A expenses was principally due to increases in costs associated with our conduit loan securitization business.

Other Income

For the three months ended September 30, 2016, other income of our Investing and Servicing Segment increased $17.3 million to $79.5 million including additive net VIE eliminations of $44.3 million, from $62.2 million including additive net VIE eliminations of $63.7 million for the three months ended September 30, 2015.  The increase in other income in the third quarter of 2016 compared to the third quarter of 2015 was primarily due to (i) a $30.9 million greater increase in fair value of loans held-for-sale and (ii) a $7.0 million lower loss on derivatives which principally hedge our interest rate risk on those loans, partially offset by (iii) a $10.1 million greater reduction in fair value of servicing rights which reflects the expected amortization of this deteriorating asset net of increases in fair value due to the attainment of new servicing contracts, (iv) a $6.1 million unfavorable change in fair value of CMBS securities and (v) a $1.8 million decrease in the change in value of net assets related to consolidated VIEs. The change in net assets related to consolidated VIEs reflects amounts associated with the Investing and Servicing Segment’s variable interests in CMBS trusts it consolidates, including special servicing fees, interest income, and changes in fair value of CMBS and servicing rights. As noted above, this number is merely a function of the number of CMBS trusts consolidated in any given period, and as such, is not a meaningful indicator of the operating results for this segment. Before VIE eliminations, there was an increase in fair value of CMBS securities of $0.6 million and a decrease of $1.9 million in the three months ended September 30, 2016 and 2015, respectively.

Income Tax Provision

Historically, our consolidated income tax provision principally relates to the taxable nature of the Investing and Servicing Segment’s loan servicing and loan conduit businesses which are housed in TRSs.  Our tax provision for the three months ended September 30, 2016, as well as the overall effective tax rate, is lower than for the three months ended September 30, 2015 primarily due to a decrease in the taxable income of our TRSs.

Property Segment

Revenues

For the three months ended September 30, 2016, revenues of our Property Segment increased $21.9 million to $29.2 million, compared to $7.3 million for the three months ended September 30, 2015.  The increase in revenues in the third quarter of 2016 was primarily due to increases in rental income of $21.5 million from our Woodstar Portfolio, which we acquired after September 30, 2015, and $0.4 million from our Ireland Portfolio, both of which are described in Note 3 to the Condensed Consolidated Financial Statements.

Costs and Expenses

For the three months ended September 30, 2016, costs and expenses of our Property Segment increased $21.5 million to $31.2 million, compared to $9.7 million for the three months ended September 30, 2015. The increase in costs and expenses was primarily due to increases of $6.1 million in depreciation and amortization, $12.3 million in other rental related costs and $3.8 million in interest expense on the secured financing for the Woodstar and Ireland Portfolios, partially offset by a $1.5 million decrease in acquisition and investment pursuit costs.

Other Income (Loss)

For the three months ended September 30, 2016, other income (loss) of our Property Segment decreased $6.4 million to a loss of $2.8 million, compared to income of $3.6 million for the three months ended September 30, 2015. The decrease in other income (loss) was primarily due to a $6.7 million unfavorable change in gain (loss) on foreign currency derivatives that economically hedge our Euro currency exposure with respect to the Ireland Portfolio.

Corporate

Costs and Expenses

For the three months ended September 30, 2016, corporate expenses decreased $0.8 million to $55.0 million, compared to $55.8 million for the three months ended September 30, 2015. The decrease was primarily due to decreases of $0.4 million in management fees and $0.4 million in other corporate expenses.

Other Income

For the three months ended September 30, 2016, corporate other income was $0.2 million, compared to no other income (loss) for the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Lending Segment

Revenues

For the nine months ended September 30, 2016, revenues of our Lending Segment decreased $18.6 million to $383.2 million, compared to $401.8 million for the nine months ended September 30, 2015. This decrease was primarily due to (i) a $23.5 million decrease in interest income from investment securities principally due to maturities during 2015 of two preferred equity interests we held in companies that own commercial real estate, the absence of $5.4 million of income realized upon the collection of a RMBS in the first quarter of 2015 and the absence of a $5.3 million CMBS prepayment fee recognized in the third quarter of 2015, partially offset by (ii) a $5.0 million increase in interest income from loans principally due to higher loan fee income from increased levels of loan prepayments in the 2016 period.

Costs and Expenses

For the nine months ended September 30, 2016, costs and expenses of our Lending Segment increased $5.3 million to $87.4 million, compared to $82.1 million for the nine months ended September 30, 2015. This increase was primarily due to a $5.7 million increase in interest expense associated with the various secured financing facilities used to fund a portion of our investment portfolio and a $3.1 million increase in our loan loss allowance, partially offset by a $3.3 million decrease in G&A expenses primarily due to lower compensation costs.

Net Interest Income (amounts in thousands)

	For the Nine Months Ended
	September 30,
	2016	2015	Change
Interest income from loans	$348,460	$343,449	$5,011
Interest income from investment securities	33,975	57,483	(23,508)
Interest expense	(67,585)	(61,868)	(5,717)
Net interest income	$314,850	$339,064	$(24,214)

   For the nine months ended September 30, 2016, net interest income of our Lending Segment decreased $24.2 million to $314.9 million, compared to $339.1 million for the nine months ended September 30, 2015.  This decrease reflects the net decrease in interest income explained in the Revenues discussion above and the increase in interest expense on our secured financing facilities.

During the nine months ended September 30, 2016, the weighted average unlevered and levered yields on the Lending Segment’s loans and investment securities were 7.9% and 10.4%, respectively, excluding the impact of bridge financing. During the nine months ended September 30, 2015, the weighted average unlevered and levered yields on the Lending Segment’s loans and investment securities were 8.0% and 10.4%, respectively, excluding the impact of bridge financing. The slight decrease in the weighted average unlevered yields is primarily due to a gradual decline of interest rate spreads over the last twelve months.

During the nine months ended September 30, 2016 and 2015, the Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 3.4% and 3.2%, respectively, and 3.2% and 2.9%, respectively, excluding the impact of bridge financing. The increases in the Lending Segment’s weighted average secured borrowing rates are primarily due to increases in LIBOR.

Other Loss

For the nine months ended September 30, 2016, other loss of our Lending Segment increased $1.4 million to a loss of $3.0 million, compared to a loss of $1.6 million for the nine months ended September 30, 2015. The increased loss was primarily due to decreases of $3.0 million in net gains from other investments and $1.8 million in derivative gains, partially offset by a $3.4 million decrease in foreign currency loss.  The $1.8 million decrease in derivative gains reflects a $2.7 million increased loss on interest rate swaps, partially offset by a $0.9 million increased gain on foreign currency hedges.  The interest rate swaps are used primarily to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments.  The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and CMBS investments.  The gains on those hedges reflect the overall strengthening of the U.S. dollar against the GBP.

Investing and Servicing Segment and VIEs

Revenues

For the nine months ended September 30, 2016, revenues of our Investing and Servicing Segment decreased $5.1 million to $131.9 million after consolidated VIE eliminations of $136.7 million, compared to $137.0 million after consolidated VIE eliminations of $170.6 million for the nine months ended September 30, 2015. The VIE eliminations are merely a function of the number of CMBS trusts consolidated in any given period, and as such, are not a meaningful indicator of the operating results for this segment.  The decrease in revenues in the nine months of 2016 was primarily due to decreases of $20.3 million in servicing fees, $3.3 million in other fee income and $1.0 million in interest income on loans, partially offset by increases of $18.3 million in rental income on our expanded REO Portfolio (see Note 3 to the Condensed Consolidated Financial Statements) and $1.2 million in interest income from CMBS investments.  The $1.2 million increase in CMBS interest income reflects a $1.6 million increase in VIE eliminations related to the CMBS trusts we consolidate.  Excluding the effect of these eliminations, CMBS interest income increased by $2.8 million, reflecting a $101.9 million net increase in this segment’s CMBS investments between September 30, 2015 and 2016, partially offset by a lower level of CMBS interest recoveries.

Costs and Expenses

For the nine months ended September 30, 2016, costs and expenses of our Investing and Servicing Segment increased $15.2 million to $132.2 million, compared to $117.0 million for the nine months ended September 30, 2015, inclusive of VIE eliminations which were nominal for both periods. The increase in costs and expenses was primarily due to increases of $7.5 million in costs of rental operations, $3.7 million in G&A expenses and $3.6 million in interest expense on secured financings for CMBS and the REO Portfolio.

Other Income

For the nine months ended September 30, 2016, other income of our Investing and Servicing Segment decreased $95.5 million to $118.7  million including additive net VIE eliminations of $137.4 million, from $214.2 million including additive net VIE eliminations of $171.7 million for the nine months ended September 30, 2015.  The decrease in other income in the nine months of 2016 compared to 2015 was primarily due to (i) a decrease of $59.0 million in the change in value of net assets related to consolidated VIEs, (ii) a $24.8 million greater reduction in fair value of servicing rights which reflects the expected amortization of this deteriorating asset net of increases in fair value due to the attainment of new servicing contracts, (iii) the absence of a $17.1 million gain on sale of a commercial real estate asset realized in the first quarter of 2015, (iv) a $7.1 million decrease in earnings from unconsolidated entities and (v) a $4.6 million unfavorable change in fair value of CMBS securities, all partially offset by a $19.1 million greater increase in fair value of loans held-for-sale. The change in net assets related to consolidated VIEs reflects amounts associated with the Investing and Servicing Segment’s variable interests in CMBS trusts it consolidates, including special servicing fees, interest income, and changes in fair value of CMBS and servicing rights. As noted above, this number is merely a function of the number of CMBS trusts consolidated in any given period, and as such, is not a meaningful indicator of the operating results for this segment.  Before VIE eliminations, there was a decrease in fair value of CMBS securities of $43.4 million and an increase of $3.2 million in the nine months ended September 30, 2016 and 2015, respectively.

Income Tax Provision

Historically, our consolidated income tax provision principally relates to the taxable nature of the Investing and Servicing Segment’s loan servicing and loan conduit businesses which are housed in TRSs.  Our tax provision for the nine months ended September 30, 2016, as well as the overall effective tax rate, is lower than for the nine months ended September 30, 2015 primarily due to a decrease in the taxable income of our TRSs.

Property Segment

Revenues

For the nine months ended September 30, 2016, revenues of our Property Segment increased $74.3 million to $85.1 million, compared to $10.8 million for the nine months ended September 30, 2015. The increase in revenues in the nine months of 2016 was primarily due to increases in rental income of $61.1 million from our Woodstar Portfolio and $13.2 million from our Ireland Portfolio, both of which are described in Note 3 to the Condensed Consolidated Financial Statements.

Costs and Expenses

For the nine months ended September 30, 2016, costs and expenses of our Property Segment increased $79.8 million to $96.8 million, compared to $17.0 million for the nine months ended September 30, 2015. The increase in costs and expenses was primarily due to increases of $35.6 million in depreciation and amortization, $33.8 million in other rental related costs and $13.6 million in interest expense on the secured financing for the Woodstar and Ireland Portfolios, partially offset by a $5.0 million decrease in acquisition and investment pursuit costs.

Other Income

For the nine months ended September 30, 2016, other income of our Property Segment increased $0.3 million to $9.0 million, compared to $8.7 million for the nine months ended September 30, 2015. The increase in other income was primarily due to the recognition of an $8.4 million bargain purchase gain on the final two properties we purchased for the Woodstar Portfolio during the second quarter of 2016, partially offset by an unfavorable change of $7.9 million in gain (loss) on foreign currency derivatives that economically hedge our Euro currency exposure with respect to the Ireland Portfolio.

Corporate

Costs and Expenses

For the nine months ended September 30, 2016, corporate expenses decreased $4.1 million to $161.9 million, compared to $166.0 million for the nine months ended September 30, 2015. The decrease was primarily due to a $6.5 million decrease in management fees partially offset by a $2.4 million increase in other corporate expenses, including acquisition and investment pursuit costs.

Other Income (Loss)

For the nine months ended September 30, 2016, corporate other income (loss) increased $7.7 million to income of $1.8 million, compared to a loss of $5.9 million for the nine months ended September 30, 2015.  Corporate other income for the nine months ended September 30, 2016 principally represents a reimbursement received related to a partnership guarantee arrangement.  Corporate other loss of $5.9 million for the nine months ended September 30, 2015 represents a loss on the repurchase of $118.6 million of our convertible senior notes due 2019.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Diluted weighted average shares - GAAP	241,091	237,925	240,982	232,323
Add: Unvested stock awards	1,419	2,500	1,644	2,271
Less: Conversion spread value	(3,445)	—	(3,766)	—
Diluted weighted average shares - Core	239,065	240,425	238,860	234,594

The definition of Core Earnings allows management to make adjustments, subject to the approval of a majority of our independent directors, in situations where such adjustments are considered appropriate in order for Core Earnings to be calculated in a manner consistent with its definition and objective. No adjustments to the definition of Core Earnings occurred during the nine months ended September 30, 2016.

The following table summarizes our quarterly Core Earnings per weighted average diluted share for the nine months ended September 30, 2016 and 2015:

	Core Earnings For the Three-Month Periods Ended
	March 31	June 30	September 30
2016	$0.50	$0.50	$0.59
2015	0.55	0.53	0.56

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

The following table presents our summarized results of operations and reconciliation to Core Earnings for the three months ended September 30, 2016, by business segment (amounts in thousands, except per share data):

		Investing
	Lending	and Servicing	Property
	Segment	Segment	Segment	Corporate	Total
Revenues	$128,101	$91,879	$29,237	$—	$249,217
Costs and expenses	(30,719)	(58,382)	(31,171)	(55,027)	(175,299)
Other income (loss)	2,212	35,106	(2,785)	234	34,767
Income (loss) before income taxes	99,594	68,603	(4,719)	(54,793)	108,685
Income tax provision	—	(2,667)	—	—	(2,667)
(Income) loss attributable to non-controlling interests	(352)	100	—	—	(252)
Net income (loss) attributable to Starwood Property Trust, Inc.	99,242	66,036	(4,719)	(54,793)	105,766
Add / (Deduct):
Non-cash equity compensation expense	824	1,298	27	5,986	8,135
Management incentive fee	—	—	—	6,303	6,303
Acquisition and investment pursuit costs	—	89	727	12	828
Depreciation and amortization	—	3,791	10,908	—	14,699
Loan loss allowance, net	2,127	—	—	—	2,127
Interest income adjustment for securities	(236)	3,874	—	—	3,638
Other non-cash items	—	230	(108)	—	122
Reversal of unrealized (gains) / losses on:
Loans held-for-sale	—	(49,996)	—	—	(49,996)
Securities	(207)	(620)	—	—	(827)
Derivatives	(5,624)	1,932	4,720	—	1,028
Foreign currency	3,839	(632)	7	—	3,214
Earnings from unconsolidated entities	(852)	(617)	(2,455)	—	(3,924)
Recognition of realized gains / (losses) on:
Loans held-for-sale	—	52,919	—	—	52,919
Securities	—	(3,259)	—	—	(3,259)
Derivatives	7,436	(6,042)	44	—	1,438
Foreign currency	(6,145)	632	(7)	—	(5,520)
Earnings from unconsolidated entities	852	1,100	2,487	—	4,439
Core Earnings (Loss)	$101,256	$70,735	$11,631	$(42,492)	$141,130
Core Earnings (Loss) per Weighted Average Diluted Share	$0.42	$0.30	$0.05	$(0.18)	$0.59

The following table presents our summarized results of operations and reconciliation to Core Earnings for the three months ended September 30, 2015, by business segment (amounts in thousands, except per share data):

		Investing
	Lending	and Servicing	Property
	Segment	Segment	Segment	Corporate	Total
Revenues	$134,454	$113,688	$7,287	$—	$255,429
Costs and expenses	(24,681)	(37,607)	(9,704)	(55,811)	(127,803)
Other (loss) income	(5,024)	(1,500)	3,582	—	(2,942)
Income (loss) before income taxes	104,749	74,581	1,165	(55,811)	124,684
Income tax provision	(166)	(7,509)	—	—	(7,675)
(Income) loss attributable to non-controlling interests	(350)	76	—	—	(274)
Net income (loss) attributable to Starwood Property Trust, Inc.	104,233	67,148	1,165	(55,811)	116,735
Add / (Deduct):
Non-cash equity compensation expense	676	850	—	7,106	8,632
Management incentive fee	—	—	—	5,359	5,359
Acquisition and investment pursuit costs	—	—	1,465	—	1,465
Depreciation and amortization	—	1,099	4,658	—	5,757
Loan loss allowance, net	(2,667)	—	—	—	(2,667)
Interest income adjustment for securities	(290)	2,618	—	—	2,328
Reversal of unrealized (gains) / losses on:
Loans held-for-sale	—	(19,082)	—	—	(19,082)
Securities	518	1,941	—	—	2,459
Derivatives	(11,482)	8,618	(1,119)	—	(3,983)
Foreign currency	18,707	(896)	(27)	—	17,784
Earnings from unconsolidated entities	—	(2,652)	—	—	(2,652)
Recognition of realized gains / (losses) on:
Loans held-for-sale	—	11,573	—	—	11,573
Securities	—	(6,669)	—	—	(6,669)
Derivatives	4,339	(2,281)	—	—	2,058
Foreign currency	(6,203)	896	27	—	(5,280)
Earnings from unconsolidated entities	—	1,611	—	—	1,611
Core Earnings (Loss)	$107,831	$64,774	$6,169	$(43,346)	$135,428
Core Earnings (Loss) per Weighted Average Diluted Share	$0.44	$0.27	$0.03	$(0.18)	$0.56

Lending Segment

The Lending Segment’s Core Earnings decreased by $6.5 million, from $107.8 million during the third quarter of 2015 to $101.3 million in the third quarter of 2016. After making adjustments for the calculation of Core Earnings, revenues were $127.9 million, costs and expenses were $27.8 million and other income was $1.5 million.

Core revenues, consisting principally of interest income on loans, decreased by $6.3 million in the third quarter of 2016 primarily due to (i) a $4.8 million decrease in interest income from investment securities principally due to the absence of a $5.3 million CMBS prepayment fee in the third quarter of 2015 and (ii) a $1.5 million decrease in interest income from loans principally reflecting a net decrease in loan investments of our Lending Segment between September 30, 2015 and 2016, the effect of which was partially offset by higher loan fee income from increased levels of loan prepayments during the third quarter of 2016.

Core costs and expenses increased by $1.1 million in the third quarter of 2016 primarily due to a $2.5 million increase in interest expense associated with the various secured financing facilities used to fund a portion of our investment portfolio, partially offset by a $1.0 million decrease in G&A expenses reflecting lower compensation costs and a $0.6 million decrease in investment pursuit costs.

Core other income increased by $0.7 million, principally due to increased gain on foreign currency derivatives partially offset by decreased gains on sale of loan investments.

Investing and Servicing Segment

The Investing and Servicing Segment’s Core Earnings increased by $5.9 million, from $64.8 million during the third quarter of 2015 to $70.7 million in the third quarter of 2016.  After making adjustments for the calculation of Core Earnings, revenues were $95.9 million, costs and expenses were $53.3 million, other income was $30.7 million and income taxes were $2.7 million.

Core revenues decreased by $20.5 million in the third quarter of 2016, primarily due to decreases of $23.7 million in servicing fees and $4.1 million in interest income from our CMBS portfolio, partially offset by a $7.8 million increase in rental income on our expanded REO Portfolio.

Core costs and expenses increased by $17.6 million in the third quarter of 2016, primarily due to increases of $13.2 million in G&A expenses, $3.3 million in costs of rental operations and $2.1 million in interest expense on secured financings for CMBS and the REO Portfolio.  The significant increase in G&A expenses was principally due to increases in costs associated with our conduit loan securitization business.

Core other income increased by $39.2 million principally due to gains on sales of conduit loans.

Income taxes, which principally relate to the operating results of our servicing and conduit businesses which are held in TRSs, decreased $4.8 million due to a decrease in the taxable income of our TRSs.

Property Segment

The Property Segment’s Core Earnings increased by $5.4 million, from $6.2 million during the third quarter of 2015 to $11.6 million in the third quarter of 2016. After making adjustments for the calculation of Core Earnings, revenues were $28.6 million, costs and expenses were $19.5 million and other income was $2.5 million.

Core revenues increased by $21.4 million in the third quarter of 2016, primarily due to rental income from the Woodstar Portfolio, which we acquired after September 30, 2015.

Core costs and expenses increased by $16.0 million in the third quarter of 2016, primarily due to increases in rental related costs of $12.3 million and interest expense on the secured financing for the Woodstar Portfolio of $3.8 million.

Core other income did not materially change in the third quarter of 2016 compared to the third quarter of 2015.

Corporate

Core corporate costs and expenses decreased by $0.8 million, from $43.3 million in the third quarter of 2015 to $42.5 million in the third quarter of 2016, primarily due to a decrease in G&A expenses.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

The following table presents our summarized results of operations and reconciliation to Core Earnings for the nine months ended September 30, 2016, by business segment (amounts in thousands, except per share data):

		Investing
	Lending	and Servicing	Property
	Segment	Segment	Segment	Corporate	Total
Revenues	$383,175	$268,658	$85,083	$—	$736,916
Costs and expenses	(87,406)	(131,732)	(96,784)	(161,894)	(477,816)
Other (loss) income	(3,005)	(18,661)	9,024	1,784	(10,858)
Income (loss) before income taxes	292,764	118,265	(2,677)	(160,110)	248,242
Income tax provision	(75)	(3,392)	—	—	(3,467)
(Income) loss attributable to non-controlling interests	(1,050)	171	—	—	(879)
Net income (loss) attributable to Starwood Property Trust, Inc.	291,639	115,044	(2,677)	(160,110)	243,896
Add / (Deduct):
Non-cash equity compensation expense	2,110	3,785	89	16,893	22,877
Management incentive fee	—	—	—	13,770	13,770
Acquisition and investment pursuit costs	—	904	1,421	12	2,337
Depreciation and amortization	—	8,918	41,997	—	50,915
Loan loss allowance, net	3,395	—	—	—	3,395
Interest income adjustment for securities	(740)	10,620	—	—	9,880
Other non-cash items	—	247	(10,922)	—	(10,675)
Reversal of unrealized (gains) / losses on:
Loans held-for-sale	—	(70,122)	—	—	(70,122)
Securities	37	43,449	—	—	43,486
Derivatives	(19,807)	16,330	6,837	—	3,360
Foreign currency	23,501	(2,962)	41	—	20,580
Earnings from unconsolidated entities	(2,544)	(3,280)	(7,313)	—	(13,137)
Recognition of realized gains / (losses) on:
Loans held-for-sale	—	71,390	—	—	71,390
Securities	—	(11,136)	—	—	(11,136)
Derivatives	33,311	(15,858)	(26)	—	17,427
Foreign currency	(31,916)	2,825	(41)	—	(29,132)
Earnings from unconsolidated entities	3,148	2,855	4,820	—	10,823
Core Earnings (Loss)	$302,134	$173,009	$34,226	$(129,435)	$379,934
Core Earnings (Loss) per Weighted Average Diluted Share	$1.26	$0.73	$0.14	$(0.54)	$1.59

The following table presents our summarized results of operations and reconciliation to Core Earnings for the nine months ended September 30, 2015, by business segment (amounts in thousands, except per share data):

		Investing
	Lending	and Servicing	Property
	Segment	Segment	Segment	Corporate	Total
Revenues	$401,795	$307,655	$10,823	$—	$720,273
Costs and expenses	(82,072)	(116,295)	(16,967)	(166,022)	(381,356)
Other (loss) income	(1,576)	42,497	8,687	(5,907)	43,701
Income (loss) before income taxes	318,147	233,857	2,543	(171,929)	382,618
Income tax provision	(136)	(27,282)	—	—	(27,418)
(Income) loss attributable to non-controlling interests	(1,030)	76	—	—	(954)
Net income (loss) attributable to Starwood Property Trust, Inc.	316,981	206,651	2,543	(171,929)	354,246
Add / (Deduct):
Non-cash equity compensation expense	1,988	3,404	—	21,641	27,033
Management incentive fee	—	—	—	16,126	16,126
Acquisition and investment pursuit costs	—	—	1,465	—	1,465
Depreciation and amortization	—	1,955	6,195	—	8,150
Loan loss allowance, net	311	—	—	—	311
Interest income adjustment for securities	(654)	(827)	—	—	(1,481)
Other non-cash items	—	(775)	—	—	(775)
Reversal of unrealized (gains) / losses on:
Loans held-for-sale	—	(51,044)	—	—	(51,044)
Securities	347	(3,181)	—	—	(2,834)
Derivatives	(21,989)	10,260	(1,036)	—	(12,765)
Foreign currency	26,861	395	(20)	—	27,236
Earnings from unconsolidated entities	—	(10,704)	—	—	(10,704)
Recognition of realized gains / (losses) on:
Loans held-for-sale	—	47,196	—	—	47,196
Securities	—	(16,790)	—	—	(16,790)
Derivatives	15,845	(6,776)	—	—	9,069
Foreign currency	(16,442)	(669)	20	—	(17,091)
Earnings from unconsolidated entities	—	7,674	—	—	7,674
Core Earnings (Loss)	$323,248	$186,769	$9,167	$(134,162)	$385,022
Core Earnings (Loss) per Weighted Average Diluted Share	$1.38	$0.79	$0.04	$(0.57)	$1.64

Lending Segment

The Lending Segment’s Core Earnings decreased by $21.1 million, from $323.2 million during the nine months ended September 30, 2015 to $302.1 million during the nine months ended September 30, 2016. After making adjustments for the calculation of Core Earnings, revenues were $382.4 million, costs and expenses were $81.9 million and other income was $2.7 million.

Core revenues, consisting principally of interest income on loans, decreased by $18.7 million during the nine months ended September 30, 2016 primarily due to (i) a $23.6 million decrease in interest income from investment securities principally due to maturities during 2015 of two preferred equity interests we held in companies that own commercial real estate, the absence of $5.4 million of income realized upon the collection of a RMBS in the first quarter of 2015 and the absence of a $5.3 million CMBS prepayment fee recognized in the third quarter of 2015, partially offset by (ii) a $5.0 million increase in interest income from loans principally due to higher loan fee income from increased levels of loan prepayments in the 2016 period.

Core costs and expenses increased by $2.1 million during the nine months ended September 30, 2016, primarily due to a $5.7 million increase in interest expense associated with the various secured financing facilities used to fund a portion of our investment portfolio, partially offset by a $3.4 million decrease in G&A expenses reflecting lower compensation costs.

Core other income decreased by $0.3 million, principally due to an increased loss on foreign currency denominated assets and a decreased gain on sale of loan investments, partially offset by an increased gain on foreign currency derivatives.

Investing and Servicing Segment

The Investing and Servicing Segment’s Core Earnings decreased by $13.8 million, from $186.8 million during the nine months ended September 30, 2015 to $173.0 million during the nine months ended September 30, 2016.  After making adjustments for the calculation of Core Earnings, revenues were $279.5 million, costs and expenses were $118.3 million, other income was $15.0 million and income taxes were $3.4 million.

Core revenues decreased by $27.4 million during the nine months ended September 30, 2016, primarily due to decreases of $55.5 million in servicing fees and $3.5 million in other fee income, partially offset by increases of $14.2 million in interest income from our CMBS portfolio and $18.4 million in rental income on our expanded REO Portfolio.

Core costs and expenses increased by $7.0 million during the nine months ended September 30, 2016, primarily due to increases of $7.5 million in costs of rental operations, $3.8 million in interest expense on secured financings for CMBS and the REO Portfolio and $3.6 million in G&A expenses, all partially offset by a $6.7 million decrease in amortization of our European servicing rights.

Core other income decreased by $3.3 million during the nine months ended September 30, 2016, primarily reflecting the absence of a $17.2 million gain on the sale of a commercial real estate asset and an $8.9 million decrease in gains on sales of CMBS, partially offset by a $24.2 million increase in gains on sales of conduit loans.

Income taxes, which principally relate to the operating results of our servicing and conduit businesses which are held in TRSs, decreased $23.9 million due to a decrease in the taxable income of our TRSs.

Property Segment

The Property Segment’s Core Earnings increased by $25.0 million, from $9.2 million during the nine months ended September 30, 2015 to $34.2 million during the nine months ended September 30, 2016. After making adjustments for the calculation of Core Earnings, revenues were $82.1 million, costs and expenses were $53.4 million and other income was $5.5 million.

Core revenues increased by $71.4 million during the nine months ended September 30, 2016 due to an increase in rental income from the Woodstar and Ireland Portfolios.

Core costs and expenses increased by $44.2 million during the nine months ended September 30, 2016, primarily due to increases in rental related costs of $33.8 million and interest expense on the secured financing for the Woodstar and Ireland Portfolios of $13.6 million, partially offset by a $5.0 million decrease in acquisition and investment pursuit costs.

Core other income decreased by $2.2 million during the nine months ended September 30, 2016, primarily due to a decrease in equity in earnings from our investment in four regional shopping malls (the “Retail Fund”).

Corporate

Core corporate costs and expenses decreased by $4.8 million, from $134.2 million during the nine months ended September 30, 2015 to $129.4 million during the nine months ended September 30, 2016. This decrease was primarily due to the absence of a $5.9 million loss on extinguishment of a portion of our convertible senior notes due 2019 during the nine months of 2015, partially offset by a $1.1 million increase in other corporate net expenses, including acquisition and investment pursuit costs.

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

Cash and Cash Equivalents

As of September 30, 2016, we had cash and cash equivalents of $501.6 million.

Cash Flows for the Nine Months Ended September 30, 2016 (amounts in thousands)

		VIE	Excluding Investing
	GAAP	Adjustments	and Servicing VIEs
Net cash provided by operating activities	$201,170	$(157)	$201,013
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(1,583,628)	(44,797)	(1,628,425)
Proceeds from principal collections and sale of loans	2,424,277	—	2,424,277
Purchase of investment securities	(359,510)	(69,323)	(428,833)
Proceeds from sales and collections of investment securities	74,115	41,984	116,099
Real estate business combinations, net of cash acquired	(91,186)	(88,380)	(179,566)
Net cash flows from other investments and assets	13,851	(1,049)	12,802
Increase in restricted cash, net	(28,311)	—	(28,311)
Net cash provided by investing activities	449,608	(161,565)	288,043
Cash Flows from Financing Activities:
Borrowings under financing agreements	3,158,920	—	3,158,920
Principal repayments on and repurchases of borrowings	(3,138,534)	—	(3,138,534)
Payment of deferred financing costs	(17,799)	—	(17,799)
Proceeds from common stock issuances, net of offering costs	299	—	299
Payment of dividends	(343,670)	—	(343,670)
Contributions from non-controlling interests	10,417	—	10,417
Distributions to non-controlling interests	(5,400)	—	(5,400)
Purchase of treasury stock	(19,723)	—	(19,723)
Issuance of debt of consolidated VIEs	596	(596)	—
Repayment of debt of consolidated VIEs	(202,892)	202,892	—
Distributions of cash from consolidated VIEs	40,731	(40,731)	—
Net cash used in financing activities	(517,055)	161,565	(355,490)
Net increase in cash and cash equivalents	133,723	(157)	133,566
Cash and cash equivalents, beginning of period	368,815	(978)	367,837
Effect of exchange rate changes on cash	(981)	—	(981)
Cash and cash equivalents, end of period	$501,557	$(1,135)	$500,422

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

Cash and cash equivalents increased by $133.6 million during the nine months ended September 30, 2016, reflecting net cash provided by operating activities of $201.0 million and net cash provided by investing activities of $288.1 million, partially offset by net cash used in financing activities of $355.5 million.

Net cash provided by operating activities of $201.0 million for the nine months ended September 30, 2016 related primarily to cash interest income of $197.0 million from our loan origination and conduit programs, plus cash interest income on investment securities of $136.7 million. Servicing fees provided cash of $111.7 million, rental income provided cash of $60.8 million and other income provided $18.4 million. Offsetting these revenues were cash interest expense of $146.0 million, general and administrative expenses of $85.2 million, management fees of $61.4 million, a net change in operating assets and liabilities of $22.3 million, acquisition and investment pursuit costs of $5.7 million and income tax payments of $3.0 million.

Net cash provided by investing activities of $288.1 million for the nine months ended September 30, 2016 related primarily to proceeds received from principal collections and sales of loans of $2.4 billion and investment securities of $116.1 million, partially offset by the origination and acquisition of new loans held-for-investment of $1.6 billion, the purchase of investment securities of $428.8 million and the purchase of real estate property of $179.6 million.

Net cash used in financing activities of $355.5 million for the nine months ended September 30, 2016 related primarily to dividend distributions of $343.7 million, share repurchases of $19.7 million and payment of deferred financing costs of $17.8 million, partially offset by net borrowings after repayments of our secured debt of $20.4 million.

Our Investment Portfolio

Lending Segment

The following table sets forth the amount of each category of investments we owned across various property types within our Lending Segment as of September 30, 2016 and December 31, 2015 (dollars in thousands):

							Unlevered
	Face	Carrying	Asset Specific		Net		Return on
	Amount	Value	Financing		Investment	Vintage	Asset
September 30, 2016
First mortgages (1)	$4,266,959	$4,251,829	$1,873,370		$2,378,459	1989-2016	6.8%
Subordinated mortgages	292,839	276,086	4,021		272,065	1998-2015	11.4%
Mezzanine loans (1)	689,944	688,601	—		688,601	2006-2016	10.6%
Loans transferred as secured borrowings	102,365	100,978	102,365		(1,387)	N/A
Loan loss allowance	—	(9,424)	—		(9,424)	N/A
RMBS	410,897	260,513	77,559		182,954	2003-2007	10.2%
HTM securities (2)	528,409	522,620	315,010		207,610	2013-2015	5.9%
Equity security	11,859	12,749	—		12,749	N/A
Investments in unconsolidated entities	N/A	30,838	—		30,838	N/A
	$6,303,272	$6,134,790	$2,372,325		$3,762,465

December 31, 2015
First mortgages (1)	$4,776,576	$4,723,852	$2,154,287	(3)	$2,569,565	1989-2015	6.9%
Subordinated mortgages	416,713	392,563	6,021		386,542	1998-2015	11.2%
Mezzanine loans (1)	850,024	862,693	—		862,693	2006-2015	10.9%
Loans transferred as secured borrowings	88,000	86,573	88,000		(1,427)	N/A
Loan loss allowance	—	(6,029)	—		(6,029)	N/A
RMBS	233,976	176,224	2,000		174,224	2003-2007	11.9%
HTM securities (2)	321,193	321,244	179,589		141,655	2013-2015	6.5%
Equity security	13,471	14,498	—		14,498	N/A
Investments in unconsolidated entities	N/A	30,827	—		30,827	N/A
	$6,699,953	$6,602,445	$2,429,897		$4,172,548

(1)

First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.  The application of this methodology resulted in mezzanine loans with carrying values of $871.2 million and $930.0 million being classified as first mortgages as of September 30, 2016 and December 31, 2015, respectively.

(2)	CMBS held-to-maturity (“HTM”) and mandatorily redeemable preferred equity interests in commercial real estate entities.
(3)	Reflects amounts reclassified in accordance with ASU 2015-03 as discussed in Note 2 to the Condensed Consolidated Financial Statements.

As of September 30, 2016 and December 31, 2015, our Lending Segment’s investment portfolio, excluding RMBS and other investments, had the following characteristics based on carrying values:

Collateral Property Type	September 30, 2016	December 31, 2015
Office	30.1%	39.4%
Hospitality	24.7%	28.2%
Multi-family	17.5%	9.0%
Mixed Use	15.5%	12.8%
Retail	7.5%	6.4%
Residential	2.5%	2.3%
Industrial	2.2%	1.9%
	100.0%	100.0%

Geographic Location	September 30, 2016	December 31, 2015
North East	37.6%	28.8%
West	22.7%	23.2%
South East	14.2%	17.3%
South West	8.2%	7.1%
International	7.0%	13.1%
Midwest	6.4%	6.4%
Mid Atlantic	3.9%	4.1%
	100.0%	100.0%

Investing and Servicing Segment

The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of September 30, 2016 and December 31, 2015 (amounts in thousands):

				Asset
	Face	Carrying		Specific		Net
	Amount	Value		Financing		Investment
September 30, 2016
CMBS, fair value option	$4,590,527	$1,029,205	(1)	$222,755		$806,450
Intangible assets - servicing rights	N/A	100,110	(2)	—		100,110
Lease intangibles, net	N/A	33,310		—		33,310
Loans held-for-sale, fair value option	331,892	347,490		118,545		228,945
Loans held-for-investment	25,139	25,139		—		25,139
Investment in unconsolidated entities	N/A	41,453		—		41,453
Properties, net	N/A	225,608		152,913		72,695
	$4,947,558	$1,802,315		$494,213		$1,308,102
December 31, 2015
CMBS, fair value option	$4,704,136	$1,038,200	(1)	$193,944		$844,256
Intangible assets - servicing rights	N/A	134,153	(2)	—		134,153
Lease intangibles, net	N/A	14,621		—		14,621
Loans held-for-sale, fair value option	203,710	203,865		145,803	(3)	58,062
Investment in unconsolidated entities	N/A	53,145		—		53,145
Properties, net	N/A	150,497		82,513	(3)	67,984
	$4,907,846	$1,594,481		$422,260		$1,172,221

(1)	Includes $970.4 million and $825.2 million of CMBS reflected in “VIE liabilities” in accordance with ASC 810 as of September 30, 2016 and December 31, 2015, respectively.
(2)	Includes $29.8 million and $11.8 million of servicing rights intangibles reflected in “VIE assets” in accordance with ASC 810 as of September 30, 2016 and December 31, 2015, respectively.

(3)	Reflects amounts reclassified in accordance with ASU 2015-03 as discussed in Note 2 to the Condensed Consolidated Financial Statements.

Our Investing and Servicing Segment’s REO Portfolio, as defined in Note 3 to the Condensed Consolidated Financial Statements, had the following characteristics based on carrying values of $234.9 million and $140.9 million as of September 30, 2016 and December 31, 2015, respectively:

Property Type	September 30, 2016	December 31, 2015
Retail	58.3%	71.4%
Office	17.5%	—%
Multi-family	14.4%	18.9%
Self-storage	5.8%	9.7%
Mixed Use	4.0%	—%
	100.0%	100.0%

Geographic Location	September 30, 2016	December 31, 2015
South East	42.9%	35.3%
North East	21.1%	35.7%
Mid Atlantic	11.5%	—%
Midwest	9.6%	10.5%
South West	8.6%	14.9%
West	6.3%	3.6%
	100.0%	100.0%

Property Segment

The following table sets forth the amount of each category of investments, which are comprised of properties, the Retail Fund and intangible lease assets and liabilities, held within our Property Segment as of September 30, 2016 and December 31, 2015 (amounts in thousands):

	September 30, 2016	December 31, 2015
Properties, net	$1,012,271	$768,728
Lease intangibles, net	45,896	58,658
Investment in unconsolidated entities	120,970	122,454
	$1,179,137	$949,840

The following table sets forth our net investment and other information regarding the Property Segment’s properties and intangible lease assets and liabilities as of September 30, 2016 (dollars in thousands):

		Asset			Weighted Average
	Carrying	Specific	Net	Occupancy	Remaining
	Value	Financing	Investment	Rate	Lease Term
Office—Ireland Portfolio	$490,653	$314,973	$175,680	95.3%	10.1 years
Multi-family residential—Ireland Portfolio	17,612	11,443	6,169	100.0%	0.5 years
Multi-family residential—Woodstar Portfolio	606,952	411,380	195,572	96.7%	0.5 years
Subtotal—undepreciated carrying value	1,115,217	737,796	377,421
Accumulated depreciation and amortization	(57,050)	—	(57,050)
Net carrying value	$1,058,167	$737,796	$320,371

New Credit Facilities and Amendments

Refer to Note 9 of our Condensed Consolidated Financial Statements for a detailed discussion of new credit facilities and amendments to existing credit facilities executed since December 31, 2015.

Borrowings under Various Secured Financing Arrangements

The following table is a summary of our financing facilities as of September 30, 2016 (dollars in thousands):

					Pledged				Approved
					Asset	Maximum			but	Unallocated
	Current	Extended			Carrying	Facility		Outstanding	Undrawn	Financing
	Maturity	Maturity (a)	Pricing		Value	Size		Balance	Capacity (b)	Amount (c)
Lender 1 Repo 1	(d)	(d)	LIBOR + 1.75% to 5.75%		$1,527,099	$2,000,000	(e)	$1,104,111	$30,956	$864,933
Lender 2 Repo 1	Oct 2017	Oct 2020	LIBOR + 1.75% to 2.75%		298,274	500,000		165,823	65,541	268,636
Lender 3 Repo 1	May 2017	May 2019	LIBOR + 2.50% to 2.85%		111,469	78,902		78,902	—	—
Lender 4 Repo 1	Oct 2016	Oct 2017	LIBOR + 2.00%		—	—		—	—	—
Lender 4 Repo 2	Dec 2018	Dec 2020	LIBOR + 2.00% to 2.50%		468,606	1,000,000	(f)	195,854	163,382	640,764
Lender 6 Repo 1	Aug 2019	N/A	LIBOR + 2.50% to 3.00%		419,655	500,000		295,887	15,000	189,113
Lender 7 Secured Financing	Jul 2018	Jul 2019	LIBOR + 2.75%	(g)	86,981	650,000	(h)	—	—	650,000
Lender 8 Secured Financing	Aug 2019	N/A	LIBOR + 4.00%		89,012	75,000		58,589	—	16,411
Conduit Repo 2	Nov 2016	N/A	LIBOR + 2.10%		—	150,000		—	—	150,000
Conduit Repo 3	Feb 2018	Feb 2019	LIBOR + 2.10%		26,941	150,000		19,621	—	130,379
Conduit Repo 4	Oct 2017	Oct 2020	LIBOR + 2.25%		141,729	100,000		99,949	—	51
MBS Repo 1	(i)	(i)	LIBOR + 1.90%		32,700	21,354		21,354	—	—
MBS Repo 2	Jun 2020	N/A	LIBOR/EURIBOR + 2.00% to 2.70%		341,425	248,635		248,635	—	—
MBS Repo 3	(j)	(j)	LIBOR + 1.40% to 1.85%		434,776	299,323		299,323	—	—
MBS Repo 4	(k)	N/A	LIBOR + 1.90%		160,386	225,000		46,257	69,102	109,641
Investing and Servicing Segment Property Mortgages	Feb 2018 to Jun 2026	N/A	Various		165,547	134,661		130,366	—	4,295
Ireland Portfolio Mortgage	May 2020	N/A	EURIBOR + 1.69%		484,725	330,560		330,560	—	—
Woodstar Portfolio Mortgages	Nov 2025 to Oct 2026	N/A	3.72% to 3.97%		377,848	276,748		276,748	—	—
Woodstar Portfolio Government Financing	Mar 2026 to Jun 2049	N/A	1.00% to 5.00%		315,218	136,115		136,115	—	—
Term Loan	Apr 2020	N/A	LIBOR + 2.75%	(g)	2,949,740	653,193		653,193	—	—
					$8,432,131	$7,529,491		4,161,287	$343,981	$3,024,223
Unamortized premium, net								1,257
Unamortized deferred financing costs								(39,705)
								$4,122,839

(a)	Subject to certain conditions as defined in the respective facility agreement.

(b)	Approved but undrawn capacity represents the total draw amount that has been approved by the lender related to those assets that have been pledged as collateral, less the drawn amount.

(c)	Unallocated financing amount represents the maximum facility size less the total draw capacity that has been approved by the lender.

(d)

Maturity date for borrowings collateralized by loans is September 2018 before extension options and September 2020 assuming the exercise of initial extension options.  Borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions and not to exceed September 2025.

(e)	The initial maximum facility size of $1.8 billion may be increased to $2.0 billion at our option, subject to certain conditions.

(f)	The initial maximum facility size of $600.0 million may be increased to $1.0 billion at our option, subject to certain conditions.

(g)	Subject to borrower’s option to choose alternative benchmark based rates pursuant to the terms of the credit agreement. The term loan is also subject to a 75 basis point floor.

(h)	The initial maximum facility size of $450.0 million may be increased to $650.0 million at our option, subject to certain conditions.

(i)

Facility carries a rolling 11 month term which may reset monthly with the lender’s consent not to exceed December 2018.  This facility carries no maximum facility size.  Amount herein reflects the outstanding balance as of September 30, 2016.

(j)

Facility carries a rolling 12 month term which may reset monthly with the lender’s consent. Current maturity is September 2017. This facility carries no maximum facility size. Amount herein reflects the outstanding balance as of September 30, 2016.

(k)	The date that is 270 days after the buyer delivers notice to seller, subject to a maximum date of May 2018.

As of September 30, 2016, Wells Fargo Bank, N.A. is our largest creditor through two repurchase facilities (Lender 1 Repo 1 facility and mortgage-backed securities (“MBS”) Repo 4 facility).

Refer to Note 9 of our Condensed Consolidated Financial Statements for further disclosure regarding the terms of our financing arrangements.

Borrowings under Convertible Senior Notes

The following table is a summary of our unsecured convertible senior notes outstanding as of September 30, 2016 (dollars in thousands):

						Remaining
	Principal	Coupon	Effective	Conversion	Maturity	Period of
	Amount	Rate	Rate	Rate	Date	Amortization
2017 Notes	$431,250	3.75%	5.87%	41.7397	10/15/2017	1.0	years
2018 Notes	$599,981	4.55%	6.10%	47.0059	3/1/2018	1.4	years
2019 Notes	$341,363	4.00%	5.35%	49.7273	1/15/2019	2.3	years

During each of the three and nine months ended September 30, 2016 and 2015, the weighted average effective borrowing rate on our convertible senior notes was 5.7%.  The effective borrowing rate includes the effects of underwriter purchase discount and the adjustment for the conversion option, the initial value of which reduced the balance of the notes.

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

Variance between Average and Quarter-End Credit Facility Borrowings Outstanding

The following table compares the average amount outstanding under our secured financing agreements during each quarter and the amount outstanding as of the end of each quarter, together with an explanation of significant variances (amounts in thousands):

		Weighted-Average		Explanations
	Quarter-End	Balance During		for Significant
Quarter Ended	Balance	Quarter	Variance	Variances
December 31, 2015	$4,020,737	$3,809,666	$211,071	(a)
March 31, 2016	4,516,008	4,227,953	288,055	(b)
June 30, 2016	4,507,395	4,298,538	208,857	(c)
September 30, 2016	4,161,287	4,323,361	(162,074)	(d)

(a)	Variance primarily due to the following: (i) $139.6 million drawn on the Lender 6 Repo 1 facility in December 2015; and (ii) $100.7 million of Woodstar Portfolio Mortgages in December 2015.

(b)	Variance primarily due to the following: (i) $196.3 million drawn on the Lender 1 Repo 1 facility in March 2016; and (ii) $27.2 million drawn on the MBS Repo 3 facility in March 2016.

(c)	Variance primarily due to the following: (i) $137.7 million drawn on the MBS Repo 2 facility in June 2016; and (ii) $85.0 million drawn on the MBS Repo 4 facility in June 2016.

(d)	Variance primarily due to the following: (i) $130.3 million pay down on the Conduit Repo 3 facility in September 2016 and (ii) $71.3 million pay down on the Lender 4 Repo 2 facility in September 2016.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities

The following scheduled and/or projected principal repayments on our investments were based upon the amounts outstanding and contractual terms of the financing facilities in effect as of September 30, 2016 (amounts in thousands):

	Scheduled Principal	Scheduled/Projected	Projected/Required	Scheduled Principal
	Repayments on Loans	Principal Repayments	Repayments of	Inflows Net of
	and HTM Securities	on RMBS and CMBS	Financing	Financing Outflows
Fourth Quarter 2016	$539,324	$66,631	$(158,774)	$447,181
First Quarter 2017	222,059	68,293	(69,938)	220,414
Second Quarter 2017	278,627	23,785	(22,008)	280,404
Third Quarter 2017	310,952	65,032	(460,099)	(84,115)
Total	$1,350,962	$223,741	$(710,819)	$863,884

In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

Issuances of Equity Securities

We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At September 30, 2016, we had 100,000,000 shares of preferred stock available for issuance and 261,610,968 shares of common stock available for issuance.

Other Potential Sources of Financing

In the future, we may also use other sources of financing to fund the acquisition of our target assets, including other secured as well as unsecured forms of borrowing and sale of certain investment securities which no longer meet our return requirements.

Repurchases of Equity Securities and Convertible Senior Notes

In September 2014, our board of directors authorized and announced the repurchase of up to $250 million of our outstanding common stock over a period of one year. Subsequent amendments to the repurchase program approved by our board of directors in December 2014, June 2015 and January 2016 resulted in the program being (i) amended to increase maximum repurchases to $500 million, (ii) expanded to allow for the repurchase of our outstanding convertible senior notes under the program and (iii) extended through January 2017. Purchases made pursuant to the program are made in either the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are discretionary and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time.  During the three months ended September 30, 2016, we did not repurchase any common stock or convertible senior notes under the repurchase program.  During the nine months ended September 30, 2016, we repurchased $19.7 million of common stock and no convertible senior notes under the repurchase program.  As of September 30, 2016, we have $282.1 million of remaining capacity to repurchase common stock and/or convertible senior notes under the repurchase program.

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

The Company’s board of directors declared the following dividends during the nine months ended September 30, 2016:

Declare Date	Record Date	Payment Date	Amount	Frequency
8/4/16	9/30/16	10/17/16	$0.48	Quarterly
5/9/16	6/30/16	7/15/16	$0.48	Quarterly
2/25/16	3/31/16	4/15/16	$0.48	Quarterly

On November 2, 2016, our board of directors declared a dividend of $0.48 per share for the fourth quarter of 2016, which is payable on January 13, 2017 to common stockholders of record as of December 30, 2016.

Leverage Policies

Our strategies with regards to use of leverage have not changed significantly since December 31, 2015.  Refer to our Form 10-K for a description of our strategies regarding use of leverage.

Contractual Obligations and Commitments

Contractual obligations as of September 30, 2016 are as follows (amounts in thousands):

		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Secured financings (a)	$4,161,287	$710,819	$1,420,748	$1,490,639	$539,081
Convertible senior notes	1,372,594	—	1,372,594	—	—
Secured borrowings on transferred loans (b)	104,954	35,000	69,954	—	—
Loan funding commitments (c)	1,301,524	812,272	474,757	14,495	—
Future lease commitments	30,449	7,164	12,610	10,675	—
Total	$6,970,808	$1,565,255	$3,350,663	$1,515,809	$539,081

(a)	Includes available extension options.
(b)

These amounts relate to financial asset sales that were required to be accounted for as secured borrowings. As a result, the assets we sold remain on our consolidated balance sheet for financial reporting purposes. Such assets are expected to provide match funding for these liabilities.

(c)

Excludes $252.0 million of loan funding commitments in which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower either earlier than, or in excess of, expectations.

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

We seek to further manage credit risk associated with our Investing and Servicing Segment loans held-for-sale through the purchase of credit index instruments.  The following table presents our credit index instruments as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	Face Value of	Aggregate Notional Value of	Number of
	Loans Held-for-Sale	Credit Index Instruments	Credit Index Instruments
September 30, 2016	$104,223	$16,000	5
December 31, 2015	$203,710	$40,000	11

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations such as repurchase agreements, bank credit facilities, term loans, revolving facilities and securitizations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we mitigate such interest rate risk through the utilization of interest rate derivatives of the same duration. The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of September 30, 2016 and December 31, 2015 (dollars in thousands):

		Aggregate Notional
	Face Value of	Value of Interest	Number of Interest
	Hedged Instruments	Rate Derivatives	Rate Derivatives
Instrument hedged as of September 30, 2016
Loans held-for-investment	$8,000	$8,000	1
Loans held-for-sale	104,223	91,800	17
RMBS, available-for-sale	410,897	69,000	2
Secured financing agreements	523,632	515,546	13
	$1,046,752	$684,346	33
Instrument hedged as of December 31, 2015
Loans held-for-investment	$8,000	$8,000	1
Loans held-for-sale	203,710	162,700	27
RMBS, available-for-sale	233,976	74,000	3
Secured financing agreements	518,505	519,142	14
	$964,191	$763,842	45

The following table summarizes the estimated annual change in net investment income for our LIBOR-based investments and our LIBOR-based debt assuming increases or decreases in LIBOR and adjusted for the effects of our interest rate hedging activities (amounts in thousands, except per share data):

	Variable-rate
	investments and	3.0%	2.0%	1.0%	1.0%
Income (Expense) Subject to Interest Rate Sensitivity	indebtedness	Increase	Increase	Increase	Decrease (1)
Investment income from variable-rate investments	$5,217,494	$164,603	$107,630	$51,884	$(16,955)
Interest expense from variable-rate debt	(3,674,235)	(108,797)	(72,055)	(35,313)	16,045
Net investment income from variable rate instruments	$1,543,259	$55,806	$35,575	$16,571	$(910)
Impact per diluted average shares outstanding		$0.23	$0.15	$0.07	$—

(1)	Assumes LIBOR does not go below 0%.

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

The following table represents our current currency hedge exposure as it relates to our investments denominated in foreign currencies, along with the aggregate notional amount of the hedges in place (amounts in thousands except for number of contracts, using the September 30, 2016 GBP closing rate of 1.2975, Euro (“EUR”) closing rate of 1.1244, Swedish Krona (“SEK”) closing rate of 0.1167, Norwegian Krone (“NOK”) closing rate of 0.1253 and Danish Krone (“DKK”) closing rate of 0.1510):

Carrying Value of Net Investment	Local Currency	Number of Foreign Exchange Contracts		Aggregate Notional Value of Hedges Applied	Expiration Range of Contracts
$81,741	GBP	22		$85,428	December 2016 – March 2017
102,138	GBP	20		116,793	January 2018
6,296	GBP	66		9,192	October 2016 – June 2019
27,999	EUR	9		36,923	December 2016 – December 2018
5,618	EUR, DKK, NOK, SEK	12		7,486	December 2016
18,814	EUR	9		24,644	November 2016 – November 2018
1,586	GBP	2		2,212	June 2017 – March 2018
158,308	EUR	45	(1)	272,048	December 2016 – June 2020
12,749	GBP	7		13,104	October 2016 – January 2018
$415,249		192		$567,830

(1)	These foreign exchange contracts hedge our Euro currency exposure created by our acquisition of the Ireland Portfolio.

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

Changes in Internal Control Over Financial Reporting.  No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

Currently, no material legal proceedings are pending or, to our knowledge, threatened or contemplated against us, that could have a material adverse effect on our business, financial position or results of operations.

Item 1A.    Risk Factors.

Except as set forth in our Quarterly Report on Form 10-Q for the period ended June 30, 2016, there have been no material changes to the risk factors previously disclosed in the Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of securities during the three months ended September 30, 2016.

Issuer Purchases of Equity Securities

There were no purchases of common stock during the three months ended September 30, 2016.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD PROPERTY TRUST, INC.

Date: November 2, 2016	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: November 2, 2016	By:	/s/ RINA PANIRY
Rina Paniry Chief Financial Officer, Treasurer, Chief Accounting Officer and Principal Financial Officer

Item 6.  Exhibits.

(a)Index to Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description
10.1

Fifth Amended and Restated Master Repurchase and Securities Contract, dated as of September 16, 2016, by and among Starwood Property Trust, Inc., Starwood Property Mortgage Sub-2, L.L.C., Starwood Property Mortgage Sub-2-A, L.L.C., SPT CA Fundings 2, LLC and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 20, 2016)

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