Form 10-K
period 2016-12-31
STARWOOD PROPERTY TRUST, INC.
filed 2017-02-23
CIK 1465128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

As of June 30, 2016, the aggregate market value of the voting stock held by non‑affiliates was $4,766,928,850 based on the reported last sale price of our common stock on June 30, 2016. Shares of our common stock held by affiliates, which includes officers and directors of the registrant, have been excluded from this calculation. This calculation does not reflect a determination that persons are affiliates for any other purposes.

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of February 16, 2017 was 259,278,525.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated By Reference: The information required by Part III of this Form 10‑K, to the extent not set forth herein or by amendment, is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or prior to May 1, 2017.

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

PART I

Item 1.  Business.

The following description of our business should be read in conjunction with the information included elsewhere in this Annual Report on Form 10‑K for the year ended December 31, 2016. This discussion contains forward‑looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward‑looking statements due to the factors set forth in “Risk Factors” and elsewhere in this Annual Report on Form 10‑K. References in this Annual Report on Form 10‑K to “we,” “our,” “us,” or the “Company” refer to Starwood Property Trust, Inc. and its subsidiaries.

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

We have three reportable business segments as of December 31, 2016:

•

Real estate lending (the “Lending Segment”)—engages primarily in originating, acquiring, financing and managing commercial first mortgages, subordinated mortgages, mezzanine loans, preferred equity, CMBS, RMBS and other real estate and real estate-related debt investments in both the U.S. and Europe that are held-for-investment.

•

Real estate investing and servicing (the “Investing and Servicing Segment”)—includes (i) a servicing business in the U.S. that manages and works out problem assets, (ii) an investment business that selectively acquires and manages unrated, investment grade and non-investment grade rated CMBS, including subordinated interests of securitization and resecuritization transactions, (iii) a mortgage loan business which originates conduit loans for the primary purpose of selling these loans into securitization transactions, and (iv) an investment business that selectively acquires commercial real estate assets, including properties acquired from CMBS trusts. This segment excludes the consolidation of securitization variable interest entities (“VIEs”).

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

On April 19, 2013, we acquired the equity of LNR Property LLC (“LNR”) and certain of its subsidiaries for $730.5 million.  LNR represents our Investing and Servicing Segment.

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

Our corporate headquarters office is located at 591 West Putnam Avenue, Greenwich, Connecticut 06830, and our telephone number is (203) 422‑7700.

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
•

acquisition of equity interests in commercial real estate properties that generate stable current returns, increase the duration of our investment portfolio and provide potential for capital appreciation;

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

Our Target Assets

We invest in target assets secured primarily by U.S. or European collateral. We focus primarily on originating or opportunistically acquiring commercial mortgage whole loans, B‑Notes, mezzanine loans, preferred equity and mortgage‑backed securities (“MBS”). We may invest in performing and non‑performing mortgage loans and other real estate‑related loans and debt investments. We may acquire target assets through portfolio or other acquisitions. Our Manager targets desirable markets where it has expertise in the real estate collateral underlying the assets being acquired. Our target assets include the following types of loans and other investments with respect to commercial real estate:

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

•	Construction or rehabilitation loans: mortgage loans and mezzanine loans to finance the cost of construction or rehabilitation of a commercial property;
•	CMBS: securities that are collateralized by commercial mortgage loans, including:
•	senior and subordinated investment grade CMBS,
•	below investment grade CMBS, and
•	unrated CMBS;

•	Corporate bank debt: term loans and revolving credit facilities of commercial real estate operating or finance companies, each of which are generally secured by such companies’ assets;
•	Equity: equity interests in commercial real estate properties, including commercial properties purchased from CMBS trusts; and
•	Corporate bonds: debt securities issued by commercial real estate operating or finance companies that may or may not be secured by such companies’ assets, including:
•	investment grade corporate bonds,
•	below investment grade corporate bonds, and
•	unrated corporate bonds.

We have also invested in the following types of loans and other debt investments relating to residential real estate:

•	Non‑Agency RMBS: securities collateralized by residential mortgage loans that are not guaranteed by any U.S. Government agency or federally chartered corporation; and
•	Residential mortgage loans: loans secured by a first mortgage lien on residential property.

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

Lending Segment

The following table sets forth the amount of each category of investments we owned across various property types within our Lending Segment as of December 31, 2016 and 2015 (dollars in thousands):

	Face	Carrying	Asset Specific		Net		Unlevered
	Amount	Value	Financing		Investment	Vintage	Return on Asset
December 31, 2016
First mortgages (1)	$4,861,214	$4,845,552	$1,910,078		$2,935,474	1989-2016	6.4%
Subordinated mortgages	293,925	278,032	4,021		274,011	1998-2015	11.5%
Mezzanine loans (1)	714,608	713,757	—		713,757	2006-2016	10.7%
Loans transferred as secured borrowings	35,000	35,000	35,000		—	N/A
Loan loss allowance	—	(9,788)	—		(9,788)	N/A
RMBS	399,883	253,915	38,832		215,083	2003-2007	10.3%
HTM securities (2)	515,027	509,980	305,531		204,449	2013-2015	6.0%
Equity security	11,275	12,177	—		12,177	N/A
Investments in unconsolidated entities	N/A	30,874	—		30,874	N/A
	$6,830,932	$6,669,499	$2,293,462		$4,376,037
December 31, 2015
First mortgages (1)	$4,776,576	$4,723,852	$2,154,287	(3)	$2,569,565	1989-2015	6.9%
Subordinated mortgages	416,713	392,563	6,021		386,542	1998-2015	11.2%
Mezzanine loans (1)	850,024	862,693	—		862,693	2006-2015	10.9%
Loans transferred as secured borrowings	88,000	86,573	88,000		(1,427)	N/A
Loan loss allowance	—	(6,029)	—		(6,029)	N/A
RMBS	233,976	176,224	2,000		174,224	2003-2007	11.9%
HTM securities (2)	321,193	321,244	179,589		141,655	2013-2015	6.5%
Equity security	13,471	14,498	—		14,498	N/A
Investments in unconsolidated entities	N/A	30,827	—		30,827	N/A
	$6,699,953	$6,602,445	$2,429,897		$4,172,548

(1)

First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.  The application of this methodology resulted in mezzanine loans with carrying values of $964.1 million and $930.0 million being classified as first mortgages as of December 31, 2016 and 2015, respectively.

(2)	CMBS held-to-maturity (“HTM”) and mandatorily redeemable preferred equity interests in commercial real estate entities.

(3)	Reflects amounts reclassified in accordance with Accounting Standards Update (“ASU”) 2015-03 as discussed in Note 2 to the Consolidated Financial Statements.

As of December 31, 2016 and 2015, our Lending Segment’s investment portfolio, excluding RMBS and other investments, had the following characteristics based on carrying values:

	As of December 31,
Collateral Property Type	2016	2015
Office	35.8%	39.4%
Hospitality	22.9%	28.2%
Multi-family	15.3%	9.0%
Mixed Use	15.1%	12.8%
Retail	7.0%	6.4%
Industrial	2.0%	1.9%
Residential	1.9%	2.3%
	100.0%	100.0%

	As of December 31,
Geographic Location	2016	2015
North East	37.7%	28.8%
West	21.5%	23.2%
South East	11.6%	17.3%
International	9.5%	13.1%
South West	8.9%	7.1%
Midwest	7.3%	6.4%
Mid Atlantic	3.5%	4.1%
	100.0%	100.0%

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

The weighted average coupon for first mortgages and mezzanine loans originated and acquired by the Lending Segment during the year ended December 31, 2016 was 5.4% and 10.8%, respectively. No subordinated mortgages were originated or acquired during the year ended December 31, 2016.  The following table summarizes the activity in the Lending Segment’s loan portfolio and the associated changes in future funding commitments associated with these loans during the year ended December 31, 2016 (amounts in thousands):

	Carrying	Future Funding
	Value	Commitments
Balance at January 1, 2016	$6,059,652	$1,503,889
Acquisitions/originations	2,222,373	753,088
Additional funding and expired commitments	609,503	(639,018)
Capitalized interest (1)	80,992	—
Basis of loans sold	(382,520)	(49,604)
Loan maturities/principal repayments	(2,724,844)	(156,576)
Discount accretion/premium amortization	48,384	—
Unrealized foreign currency remeasurement loss	(47,906)	(52,336)
Change in loan loss allowance, net	(3,759)	—
Transfer to/from other asset classifications	678	—
Balance at December 31, 2016	$5,862,553	$1,359,443

(1)	Represents accrued interest income on loans whose terms do not require current payment of interest.

As of December 31, 2016, the Lending Segment’s loans held‑for‑investment and HTM securities had a weighted‑average maturity of 2.2 years, inclusive of extension options that management believes are probable of exercise. The table below shows the carrying value expected to mature annually for our loans held‑for‑investment and HTM securities (amounts in thousands, except number of investments maturing).

	Number of
	Investments	Carrying
Year of Maturity	Maturing (1)	Value (1)	% of Total
2017	77	$1,288,084	20.3%
2018	78	2,014,387	31.7%
2019	86	1,694,139	26.7%
2020	39	853,756	13.5%
2021	2	178,115	2.8%
2022	—	—	—%
2023	4	53,807	0.8%
2024	17	223,401	3.5%
2025	1	41,632	0.7%
2026 and thereafter	—	—	—%
Total	304	$6,347,321	100.0%

(1)	Excludes loans transferred as secured borrowings, RMBS, equity security and investments in unconsolidated entities. Carrying value also excludes loan loss allowance.

Investing and Servicing Segment

The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of December 31, 2016 and 2015 (amounts in thousands):

				Asset
	Face	Carrying		Specific		Net
	Amount	Value		Financing		Investment
December 31, 2016
CMBS, fair value option	$4,459,655	$990,570	(1)	$206,651		$783,919
Intangible assets - servicing rights	N/A	89,320	(2)	—		89,320
Lease intangibles, net	N/A	29,676		—		29,676
Loans held-for-sale, fair value option	63,065	63,279		33,131		30,148
Loans held-for-investment	20,442	20,442		—		20,442
Investment in unconsolidated entities	N/A	56,376		—		56,376
Properties, net	N/A	277,612		186,901		90,711
	$4,543,162	$1,527,275		$426,683		$1,100,592
December 31, 2015
CMBS, fair value option	$4,704,136	$1,038,200	(1)	$193,944		$844,256
Intangible assets - servicing rights	N/A	134,153	(2)	—		134,153
Lease intangibles, net	N/A	14,621		—		14,621
Loans held-for-sale, fair value option	203,710	203,865		145,803	(3)	58,062
Investment in unconsolidated entities	N/A	53,145		—		53,145
Properties, net	N/A	150,497		82,513	(3)	67,984
	$4,907,846	$1,594,481		$422,260		$1,172,221

(1)	Includes $959.0 million and $825.2 million of CMBS reflected in “VIE liabilities” in accordance with Accounting Standards Codification (“ASC”) 810 as of December 31, 2016 and 2015, respectively.

(2)	Includes $34.2 million and $11.8 million of servicing rights intangibles reflected in “VIE assets” in accordance with ASC 810 as of December 31, 2016 and 2015, respectively.

(3)	Reflects amounts reclassified in accordance with ASU 2015-03 as discussed in Note 2 to the Consolidated Financial Statements.

As of December 31, 2016, the Investing and Servicing Segment’s CMBS had a weighted‑average expected maturity of 7.3 years. The table below shows the CMBS carrying value expected to mature annually (amounts in thousands, except number of investments maturing).

	Number of
	Investments	Carrying
Year of Maturity	Maturing	Value	% of Total
2017	84	$99,282	10.0%
2018	36	63,128	6.4%
2019	30	52,282	5.3%
2020	7	10,366	1.0%
2021	4	6,297	0.6%
2022	3	7,322	0.7%
2023	25	167,215	16.9%
2024	20	84,109	8.5%
2025	49	164,111	16.6%
2026 and thereafter	143	336,458	34.0%
Total	401	$990,570	100.0%

Our Investing and Servicing Segment’s REO Portfolio, as defined in Note 3 to the Consolidated Financial Statements, had the following characteristics based on carrying values of $283.5 million and $140.9 million as of December 31, 2016 and 2015, respectively:

	As of December 31,
Property Type	2016	2015
Retail	45.8%	71.4%
Office	23.9%	—%
Multi-family	18.1%	18.9%
Mixed Use	7.5%	—%
Self-storage	4.7%	9.7%
	100.0%	100.0%

	As of December 31,
Geographic Location	2016	2015
South East	51.0%	35.3%
North East	17.3%	35.7%
Mid Atlantic	9.4%	—%
Midwest	8.0%	10.5%
West	7.3%	3.6%
South West	7.0%	14.9%
	100.0%	100.0%

Property Segment

The following table sets forth the amount of each category of investments, which are comprised of properties, intangible lease assets and liabilities and our equity investment in four regional shopping malls (the “Retail Fund”) held within our Property Segment as of December 31, 2016 and 2015 (amounts in thousands):

	As of December 31,
	2016	2015
Properties, net	$1,667,108	$768,728
Lease intangibles, net	122,124	58,658
Investment in unconsolidated entities	124,977	122,454
	$1,914,209	$949,840

The following table sets forth our net investment and other information regarding the Property Segment’s properties and intangible lease assets and liabilities as of December 31, 2016 (dollars in thousands):

		Asset			Weighted Average
	Carrying	Specific	Net	Occupancy	Remaining
	Value	Financing	Investment	Rate	Lease Term
Office—Medical Office Portfolio	$767,826	$480,252	$287,574	93.8%	6.8 years
Office—Ireland Portfolio	459,410	294,932	164,478	97.7%	9.7 years
Multi-family residential—Ireland Portfolio	16,477	10,705	5,772	100.0%	0.5 years
Multi-family residential—Woodstar Portfolio	609,823	410,941	198,882	97.4%	0.5 years
Subtotal—undepreciated carrying value	1,853,536	1,196,830	656,706
Accumulated depreciation and amortization	(64,304)	—	(64,304)
Net carrying value	$1,789,232	$1,196,830	$592,402

As of December 31, 2016 and 2015, our Property Segment’s investment portfolio had the following geographic characteristics based on carrying values:

	As of December 31,
Geographic Location	2016	2015
Europe	25.2%	58.2%
U.S. Regions:
South East	39.7%	41.8%
North East	13.0%	—%
South West	8.7%	—%
West	7.2%	—%
Midwest	6.2%	—%
	100.0%	100.0%

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

Our Manager draws upon the experience and expertise of Starwood Capital Group’s team of professionals and support personnel operating in nine cities across three countries. Our Manager also benefits from Starwood Capital Group’s dedicated asset management group operating in offices located in the U.S. and abroad. We also benefit from Starwood Capital Group’s portfolio management, finance and administration functions, which address legal, compliance, investor relations and operational matters, asset valuation, risk management and information technologies in connection with the performance of our Manager’s duties.

Employees

As of December 31, 2016, the Company has 340 full‑time employees, the majority of which are real estate professionals located throughout the U.S.

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

Leverage Policies

Refer to Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Leverage Policies.”

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
•

(a) any investment that is less than $150 million will require approval of our Chief Executive Officer; (b) any investment that is equal to or in excess of $150 million but less than $250 million will require approval of our Manager’s investment committee; (c) any investment that is equal to or in excess of $250 million but less than $400 million will require approval of each of the investment committee of our board of directors and our Manager’s investment committee; and (d) any investment that is equal to or in excess of $400 million will require approval of each of our board of directors and our Manager’s investment committee.

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

Our Manager and executive officers may have conflicts between their duties to us and their duties to, and interests in, Starwood Capital Group and its other investment funds. Currently, Starwood Global Opportunity Fund X (the “Starwood Private Real Estate Fund”) has a right to invest 25% of the equity capital proposed to be invested by any investment vehicle managed by an entity controlled by Starwood Capital Group in debt interests relating to real estate.  There can be no assurance that our Manager and Starwood Capital Group will allocate to us all or any portion of the remaining 75% of any co investment opportunity in our target asset classes. Our independent directors do not approve each co investment by the Starwood Private Real Estate Fund and us unless the amount of capital we invest in the proposed co-investment otherwise requires the review and approval of our independent directors pursuant to our investment guidelines. Pursuant to the exclusivity provisions of the Starwood Private Real Estate Fund, our investment strategy may not include either (i) equity interests in real estate or (ii) “near term loan to own” investments, in each case (of both (i) and (ii)) if such investments are expected, at the time such investment is made, to produce an internal rate of return (“IRR”) in excess of 14%. Therefore, our board of directors does not have the flexibility to expand our investment strategy to include equity interests in real estate or “near term loan to own” investments with such an IRR expectation.

Our Manager, Starwood Capital Group and their respective affiliates may sponsor or manage a U.S. publicly traded investment vehicle that invests generally in real estate assets but not primarily in our “target assets” (as defined in our co-investment and allocation agreement) (a “potential competing vehicle”). Our Manager and Starwood Capital Group have also agreed in our co-investment and allocation agreement that for so long as the management agreement is in effect and our Manager and Starwood Capital Group are under common control, no entity controlled by Starwood Capital Group will sponsor or manage a potential competing vehicle or private or foreign competing vehicle unless Starwood Capital Group adopts a policy that either (i) provides for the fair and equitable allocation of investment opportunities in our “target assets” (as defined in our co-investment and allocation agreement) among all such vehicles and us or (ii) provides us the right to co‑invest with respect to any “target assets” (as defined in our co-investment and allocation agreement) with such vehicles, in each case subject to the suitability of each investment opportunity for the particular vehicle and us and each such vehicle’s and our availability of cash for investment.

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

Our Manager is authorized to follow very broad investment guidelines which enable our Manager to make investments on our behalf in a wide array of assets. Our board of directors will periodically review our investment guidelines and our investment portfolio but will not, and will not be required to, review all of our proposed investments, except that any investment that is equal to or in excess of $250 million but less than $400 million will require approval of the investment committee of our board of directors and any investment that is equal to or in excess of $400 million will require approval of our board of directors. In addition, in conducting periodic reviews, our board of directors may rely and may make investments through affiliates primarily on information provided to them by our Manager. Furthermore, our Manager may use complex strategies, and transactions entered into by our Manager may be costly, difficult or impossible to unwind by the time they are reviewed by our board of directors. Our Manager (or such affiliates) has great latitude within the broad parameters of our investment guidelines in determining the types and amounts of target assets it decides are attractive investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results. Further, decisions made and investments and financing arrangements entered into by our Manager may not fully reflect the best interests of our stockholders.

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

Our financing sources currently include our credit agreements, our master repurchase agreements, our convertible senior notes, our 5.00% Senior Notes due 2021 (the “2021 Notes”), our mortgage debt on certain investment properties and common stock and debt offerings. Subject to market conditions and availability, we may seek additional sources of financing in the form of bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities, structured financing arrangements, public and private equity and debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements.

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

We currently have a significant amount of indebtedness outstanding.  As of December 31, 2016, our total consolidated indebtedness was approximately $6.2 billion (excluding accounts payable, accrued expenses, other liabilities, VIE liabilities and unfunded commitments). Our outstanding indebtedness currently includes our credit agreements, our repurchase agreements, our convertible senior notes, the 2021 Notes and mortgage debt on certain investment properties. Subject to market conditions and availability, we may incur additional debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities, structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. Our governing documents contain no limitation on the amount of debt we may incur. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. However, under our current repurchase agreements and bank credit facilities, our total leverage may not exceed 75% of total assets (as defined therein), as adjusted to remove the impact of bona‑fide loan sales that are accounted for as financings and the consolidation of VIEs pursuant to GAAP. Moreover, the indenture governing the 2021 Notes contains covenants that, subject to a number of exceptions and adjustments, among other things,   limit our ability to incur additional indebtedness and  require that we maintain total unencumbered assets (as defined therein) of not less than 120% of the aggregate principal amount of our outstanding unsecured indebtedness (as defined therein).  In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt subjects us to many risks that, if realized, would materially and adversely affect us, including the risk that:

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

We are subject to margin calls from our lenders under our credit facilities.

Subject to certain conditions, the lenders under our credit facilities retain the sole discretion over the market value of loans and/or securities that serve as collateral for the borrowings under our credit facilities for purposes of determining whether we are required to pay margin to such lenders.

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

•increases in the level of interest rates may (x) increase the credit risk of our assets by negatively impacting the ability of our borrowers to pay debt service on our floating rate loan assets or our ability to refinance our assets upon maturity, and (y) negatively impact the value of the real estate supporting our investments (or that we own directly) through the impact such increases can have on property valuation capitalization rates; and

•changes in interest rates and/or the differential between U.S. dollar interest rates and those of non‑dollar currencies in which we invest can adversely affect the value of our non‑dollar assets and/or associated currency hedging transactions.

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

The utilization of any of our repurchase agreements is subject to the pre‑approval of the lender.

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

A failure to comply with restrictive covenants in our financing arrangements would have a material adverse effect on us, and any future financings may require us to provide additional collateral or pay down debt.

We are subject to various restrictive covenants contained in our existing financing arrangements and may become subject to additional covenants in connection with future financings. Our credit agreements contain covenants that restrict our ability to incur additional debt or liens, make certain investments or acquisitions, merge, consolidate or transfer or dispose of substantially all of our assets or otherwise dispose of property and assets, pay dividends and make certain other restricted payments, change the nature of our business, or enter into transactions with affiliates. Our credit agreements, as well as our master repurchase agreements, each requires us to maintain compliance with various financial covenants, including a minimum tangible net worth and cash liquidity, and specified financial ratios, such as total debt to total assets and EBITDA to fixed charges. In addition, the indenture governing the 2021 Notes contains covenants that, subject to a number of exceptions and adjustments, among other things: limit our ability to incur additional indebtedness; require that we maintain total unencumbered assets (as defined therein) of not less than 120% of the aggregate principal amount of our outstanding unsecured indebtedness (as defined therein); and impose certain requirements in order for us to merge or consolidate with another person.  Certain of these covenants will be automatically suspended if the 2021 Notes have investment grade credit ratings from each of two specified rating agencies and no  default or event of default has occurred and is continuing, subject to automatic reinstatement if the 2021 Notes cease to have an investment grade credit rating from both of those two rating agencies.

These covenants may limit our flexibility to pursue certain investments or incur additional debt. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements and our indebtedness could be declared due and payable.  In addition, our lenders could terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We may also be subject to cross‑default and acceleration rights and, with respect to collateralized debt, the posting of additional collateral and foreclosure rights upon default. Further, this could also make it difficult for us to satisfy the distribution requirements necessary to maintain our status as a REIT for U.S. federal income tax purposes.

Our credit agreements and master repurchase agreements also involve the risk that the market value of the loans pledged or sold by us to the repurchase agreement counterparty or provider of the bank credit facility may decline in value, in which case the lender may require us to provide additional collateral or to repay all or a portion of the funds advanced. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. Posting additional collateral would reduce our liquidity and limit our ability to leverage our assets. If we cannot meet these requirements, the lender could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from them, which could materially and adversely affect our financial condition and ability to continue to implement our business plan. In addition, in the event that the lender files for bankruptcy or becomes insolvent, our loans may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to bank credit facilities and increase our cost of capital.

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

As of December 31, 2016, we had $1.4 billion in principal amount of convertible senior notes outstanding. If a fundamental change within the meaning of our outstanding convertible senior notes occurs, holders of those notes will have the right to require us to purchase for cash any or all of their notes. The fundamental change purchase price will equal 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest thereon. In addition, upon conversion of the convertible senior notes, we will be required to make cash payments in respect of the notes being converted, unless we elect to settle the conversion entirely in shares of our common stock. However, we may not have sufficient funds at the time we are required to purchase the notes surrendered therefor or to make cash payments on the notes being converted, and we may not be able to arrange necessary financing on acceptable terms. If we were unable to raise necessary funding on acceptable terms, our operating results and financial position could be negatively impacted if we were required to repurchase the notes or to pay cash upon conversion.

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

Our commercial construction lending may expose us to increased lending risks. At December 31, 2016, our loan portfolio consisted of $1.0 billion of commercial real estate construction loans. Construction loans generally expose a lender to greater risk of non‑payment and loss than permanent commercial mortgage loans because repayment of the loans often depends on the borrower’s ability to secure permanent “take‑out” financing, which requires the successful completion of construction and stabilization of the project, or operation of the property with an income stream sufficient to meet operating expenses, including debt service on such replacement financing. For construction loans, increased risks include the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction—all of which may be affected by unanticipated construction delays and cost over‑runs. Such loans typically involve an expectation that the borrower’s sponsors will contribute sufficient equity funds in order to keep the loan “in balance,” and the sponsors’ failure or inability to meet this obligation could result in delays in construction or an inability to complete construction. Commercial construction loans also expose the lender to additional risks of contractor non‑performance, or borrower disputes with contractors resulting in mechanic’s or materialmen’s liens on the property and possible further delay in construction. In addition, since such loans generally entail greater risk than mortgage loans on income producing property, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with such loans. Further, as the lender under a construction loan, we may be obligated to fund all or a significant portion of the loan at one or more future dates. We may not have the funds available at such future date(s) to meet our funding obligations under the loan. In that event, we would likely be in breach of the loan unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. In addition, many of our construction loans have multiple lenders and if another lender fails to fund we could be faced with the choice of either funding for that defaulting lender or suffering a delay or protracted interruption in the progress of construction.

We operate in a highly competitive market for investment opportunities and competition may limit our ability to acquire desirable investments in our target assets and could also affect the pricing of these investment opportunities.

We operate in a highly competitive market for investment opportunities. Our profitability depends, in large part, on our ability to acquire our target assets at attractive prices. In acquiring our target assets, we compete with a variety of institutional investors, including other REITs, commercial and investment banks, specialty finance companies, public and private funds (including other funds managed by Starwood Capital Group), commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Several other REITs have raised significant amounts of capital and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. government, if we are not eligible to participate in programs established by the U.S. government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we do. Furthermore, competition for investments in our target assets may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target assets may be limited in the future and we may not be able to continue to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make additional investments that are consistent with our investment objectives.

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

In recent years, the real estate and securitization markets, including the market for CMBS, as well as global financial markets and the economy generally, experienced significant dislocations, illiquidity and volatility. We cannot assure you that dislocations in the commercial mortgage loan market will not occur in the future.

Challenging economic conditions have affected the financial strength of many commercial, multi‑family and other tenants and have resulted in increased rent delinquencies and decreased occupancy. Economic challenges may lead to decreased occupancy, decreased rents or other declines in income from, or the value of, commercial, multi‑family and manufactured housing community real estate.

In past years, declining commercial real estate values, coupled with tighter underwriting standards for commercial real estate loans, prevented many commercial borrowers from refinancing their mortgages, which resulted in increased delinquencies and defaults on commercial, multi‑family and other mortgage loans. Past declines in commercial real estate values also resulted in reduced borrower equity, further hindering borrowers’ ability to refinance in an environment of increasingly restrictive lending standards and giving them less incentive to cure delinquencies and avoid foreclosure. The lack of refinancing opportunities in past years has impacted and could impact in the future, in particular, mortgage loans that do not fully amortize and on which there is a substantial balloon payment due at maturity, because borrowers generally expect to refinance these types of loans on or prior to their maturity date. There are substantial amounts of U.S. mortgage loans with balloon payment obligations in excess of their respective current property values that are scheduled to mature over the next 18 months. Finally, declining commercial real estate values and the associated increases in loan‑to‑value ratios would result in lower recoveries on foreclosure and an increase in losses above those that would have been realized had commercial property values remained the same or increased. Continuing defaults, delinquencies and losses would further decrease property values, thereby resulting in additional defaults by commercial mortgage borrowers, further credit constraints and further declines in property values.

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

Many of our investments do not conform to conventional loan standards applied by traditional lenders and either are not rated or rated as non‑investment grade by the rating agencies. The non‑investment grade credit ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, these investments have a higher risk of default and loss than investment grade rated assets. Any loss we incur may be significant and may reduce distributions to our stockholders and adversely affect the market value of our common stock. There are no limits on the percentage of unrated or non‑investment grade rated assets we may hold in our investment portfolio.

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

We own non‑agency RMBS backed by collateral pools of mortgage loans that have been originated using underwriting standards that are less restrictive than those used in underwriting “prime” mortgage loans. These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories, mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgaged property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, including increased interest rates and lower home prices, as well as aggressive lending practices, subprime mortgage loans have in recent periods experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with subprime mortgage loans and alternative documentation (“Alt-A”) mortgage loans, the performance of non‑agency RMBS backed by subprime mortgage loans and Alt-A mortgage loans that we acquire could be correspondingly adversely affected, which could adversely impact our results of operations, financial condition and business.

We may acquire and sell from time to time residential mortgage loans, including “non-QM” loans, which may subject us to legal, regulatory and other risks, which could adversely impact our business and financial results.

We may from time to time acquire residential mortgage loans, including residential mortgage loans sometimes referred to as “non-qualified mortgages” or “non-QMs” that will not have the benefit of enhanced legal protections otherwise available in connection with the origination of residential mortgage loans to a more restrictive credit standard than just determining a borrower’s ability to repay, as further described below.

The ownership of residential mortgage loans, including non-QMs, will subject us to legal, regulatory and other risks, including those arising under federal consumer protection laws and regulations designed to regulate residential mortgage loan underwriting and originators’ lending processes, standards, and disclosures to borrowers.  These laws and regulations include the Consumer Financial Protection Bureau’s (“CFPB”) TILA-RESPA Integrated Disclosure rule (also referred to as “TRID”), the “ability-to-repay” rules (“ATR Rules”) under the Truth-in-Lending Act and “qualified mortgage” regulations, in addition to various federal, state and local laws and regulations intended to discourage predatory lending practices by residential mortgage loan originators.  The ATR Rules specify the characteristics of a “qualified mortgage” and two levels of presumption of compliance with the ATR Rules: a safe harbor and a rebuttable presumption for higher priced loans.  The “safe harbor” under the ATR Rules applies to a covered transaction that meets the definition of “qualified mortgage” and is not a “higher-priced covered transaction.” For any covered transaction that meets the definition of a “qualified mortgage” and is not a “higher-priced covered transaction,” the creditor or assignee will be deemed to have complied with the ability-to-repay requirement and, accordingly, will be conclusively presumed to have made a good faith and reasonable determination of the consumer’s ability to repay.  Creditors or assignees will have the benefit of a rebuttable presumption of compliance with the applicable ATR Rules if they have complied with the qualified mortgage characteristics of the ATR Rules other than the residential mortgage loan being higher-priced in excess of certain thresholds.  Non-QMs, such as residential mortgage loans with a debt-to-income ratio exceeding 43%, are among the loan products that we may acquire that do not constitute qualified mortgages and, accordingly, do not have the benefit of either a safe harbor from liability under the ATR Rules or a rebuttable presumption of compliance with the ATR Rules.  Application of certain standards set forth in the ATR Rules is highly subjective and subject to interpretive uncertainties.  As a result, a court may determine that a residential mortgage loan did not meet the standard or test even if the originator reasonably believed such standard or test had been satisfied. Failure of residential mortgage loan originators or servicers to comply with these laws and regulations could subject us, as an assignee or purchaser of these loans (or as an investor in securities backed by these loans), to monetary penalties assessed by the CFPB through its administrative enforcement authority and by mortgagors through a private right of action against lenders or as a defense to foreclosure, including by recoupment or setoff of finance charges and fees collected, and could result in rescission of the affected residential mortgage loans, which could adversely impact our business and financial results.  Such risks may be higher in connection with the acquisition of non-QMs.  Borrowers under Non-QMs may be more likely to challenge the analysis conducted under the ATR Rules by lenders.  Even if a borrower does not succeed in the challenge, additional costs may be incurred in connection with challenging and defending such claims, which may be more costly in judicial foreclosure jurisdictions than in non-judicial foreclosure jurisdictions, and there may be more of a likelihood such claims are made since the borrower is already exposed to the judicial system to process the foreclosure.

In addition, when certain of our wholly-owned subsidiaries sell, finance or sponsor securitizations of residential mortgage loans, such subsidiaries may make representations and warranties to the purchaser, the financing provider or to other third parties regarding, among other things, certain characteristics of those assets, including characteristics sought to be verified through underwriting and due diligence efforts. In the event of breaches of representations and warranties with respect to any asset, such subsidiaries may be obligated to repurchase that asset or pay damages or remove that asset from the borrowing base, as applicable, which may result in a loss. Even if representations and warranties are made by counterparties from whom we acquired the loans, they may not parallel the representations and warranties our subsidiaries make or may otherwise not protect us from losses, including, for example, due to the fact that the counterparty may be insolvent or otherwise unable to make a payment at the time of a claim against such counterparty for damages for a breach of representation or warranty.

The residential mortgage loans that we may acquire, and that underlie the RMBS we acquire, are subject to risks particular to investments secured by mortgage loans on residential property. These risks are heightened because we may purchase non-performing loans.

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

In the event of any default under a residential mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the price we paid for the loan and any accrued interest of the mortgage loan plus advances made, which could have a material adverse effect on our cash flow from operations.   In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor‑in‑possession to the extent the lien is unenforceable under state law.   Additionally, foreclosure on a mortgage loan could subject us to greater concentration of the risks of the residential real estate markets and risks related to the ownership and management of real property.

We may acquire non‑agency RMBS, which are backed by residential property but, in contrast to agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation and, in the case of the Government National Mortgage Association, the U.S. government. Our investments in RMBS are subject to the risks of defaults, foreclosure timeline extension, fraud, home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal accompanying the underlying residential mortgage loans. To the extent that assets underlying our investments are concentrated geographically, by property type or in certain other respects, we may be subject to certain of the foregoing risks to a greater extent. In the event of defaults on the residential mortgage loans that underlie our investments in agency RMBS and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our investments and we may incur a loss on these investments.

Our inability to promptly foreclose upon defaulted residential mortgage loans could increase our cost of doing business and/or diminish our expected return on investments.

Our ability to promptly foreclose upon defaulted residential mortgage loans and liquidate the underlying real property plays a critical role in our valuation of, and expected return on, those investments. There are a variety of factors that may inhibit our ability to foreclose upon a residential mortgage loan and liquidate the real property within the time frames we model as part of our valuation process. These factors include, without limitation: federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures and that serve to delay the foreclosure process; Home Affordable Modification Program and other programs that require specific procedures to be followed to explore the refinancing of a mortgage loan prior to the commencement of a foreclosure proceeding; and continued declines in real estate values and sustained high levels of unemployment that increase the number of foreclosures and place additional pressure on the already overburdened judicial and administrative systems.

Prepayment rates may adversely affect the value of our investment portfolio.

The value of our investment portfolio is affected by prepayment rates on our mortgage assets. In many cases, borrowers are not prohibited from making prepayments on their mortgage loans. Prepayment rates are influenced by changes in interest rates and a variety of economic, geographic and other factors beyond our control, including, without limitation, housing and financial markets and relative interest rates on fixed rate mortgage loans, and adjustable rate mortgage loans (“ARMs”) and consequently prepayment rates cannot be predicted.

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

Alternatively, we may find it necessary or desirable to foreclose on one of these loans, and the foreclosure process may be lengthy and expensive. Borrowers or junior lenders may resist mortgage foreclosure actions by asserting numerous claims, counterclaims and defenses against us. Any costs or delays involved in the effectuation of a foreclosure of the loan or a liquidation of the underlying property, or defending challenges brought after the completion of a foreclosure, will further reduce the proceeds and thus increase our loss.

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

We may acquire these investments through sale-leaseback transactions, which involve the purchase of a property and the leasing of such property back to the seller thereof. If we enter into a sale-leaseback transaction, our Manager will seek to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” for U.S. federal income tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, we cannot assure you that the Internal Revenue Service (the “IRS”) will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the REIT distribution requirement for a taxable year.

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

The ongoing Eurozone crisis may have an adverse effect on our investments in Europe, and the pending departure of the United Kingdom, the exit of any other member state or the break-up of the European Union entirely, would create uncertainty and could affect our investments directly.

We currently hold, and may acquire additional, investments that are denominated in Pounds Sterling (“GBP”) and EURs (including loans secured by assets located in the United Kingdom or Europe), as well as equity interests in real estate properties located in Europe.  The ongoing situation relating to the high levels of sovereign debt of several countries, including Greece, Ireland, Italy, Spain and Portugal, the relatively low levels of economic growth in these countries and the undercapitalization and liquidity problems of many banks in the Eurozone, together with the risk of contagion to other, more financially stable countries, has continued to negatively impact the global financial markets. The situation has also raised a number of uncertainties regarding the stability and overall standing of the European Union.

In addition, on June 23, 2016, the United Kingdom held a referendum in which a majority of voters voted to exit the European Union (“Brexit”), which has created significant volatility in the global financial markets and has adversely affected markets in the United Kingdom in particular. The effects of the United Kingdom’s withdrawal from the European Union will depend on agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. Brexit is likely to continue to adversely affect the United Kingdom, European and worldwide economic and market conditions and could contribute to greater instability in global financial and foreign exchange markets before and after the terms of the United Kingdom’s future relationships with the European Union are settled. Further, financial and other markets may suffer losses as a result of other countries determining to withdraw from the European Union or from any future significant changes to the European Union’s structure and/or regulations or the break-up of the European Union entirely. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate.

Any further deterioration in the global or Eurozone economy, or the effects of Brexit or of the exit of any other member state or the break-up of the European Union entirely, could have a material adverse effect on our business, the value of our properties and investments and our potential growth in Europe, and could amplify the currency risks faced by us.

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

We own, and may acquire additional, equity interests in affordable housing communities and other properties that benefit from governmental programs intended to provide housing to individuals with low or moderate incomes. These programs, which are typically administered by the United States Department of Housing and Urban Development (“HUD”) or state housing finance agencies, typically provide mortgage insurance, favorable financing terms, tax credits or rental assistance payments to property owners. As a condition of the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts and impose restrictions on resident incomes. Failure to comply with these requirements and restrictions may result in financial penalties or loss of benefits. In addition, we will typically need to obtain the approval of HUD in order to acquire or dispose of a significant interest in or manage a HUD-assisted property. We may not always receive such approval.

We are subject to the general risks of owning properties relating to the healthcare industry.

On December 29, 2016, we acquired a portfolio of medical office buildings which are geographically dispersed throughout the U.S. and primarily affiliated with major hospitals or located on or adjacent to a major hospital campus. The economic performance and value of the properties in this portfolio and of some or all of the tenants/operators of such properties could be adversely affected by many factors that are generally applicable to properties relating to the healthcare industry, including the following:

•  adverse trends in healthcare provider operations, such as changes in the demand for and methods of delivering healthcare services, changes in third-party reimbursement policies, significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas, increased expense for uninsured patients, increased competition among healthcare providers, increased liability insurance expense, continued pressure by private and governmental payors to reduce payments to providers of services and increased scrutiny of billing, referral and other practices by federal and state authorities and private insurers;

•  extensive healthcare regulation, changes in enforcement policies with respect to such regulation and potential changes in the regulatory framework of the healthcare industry; and

•  significant legal actions brought against tenants/operators that could subject them to increased operating costs and substantial uninsured liabilities.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition and liquidity and disputes between us and our joint venture partners.

We may make investments through joint ventures. Such joint venture investments may involve risks not otherwise present when we make investments without partners, including the following:

"

we may not have exclusive control over the investment or the joint venture, which may prevent us from taking actions that are in our best interest and could create the potential risk of creating impasses on decisions, such as with respect to acquisitions or dispositions;

"	joint venture agreements often restrict the transfer of a partner’s interest or may otherwise restrict our ability to sell the interest when we desire and/or on advantageous terms;
"

joint venture agreements may contain buy-sell provisions pursuant to which one partner may initiate procedures requiring the other partner to choose between buying the other partner’s interest or selling its interest to that partner;

"	a partner may, at any time, have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals;
"

a partner may be in a position to take action contrary to our instructions, requests, policies or objectives, including our policy with respect to maintaining our qualification as a REIT and our exemption from registration under the Investment Company Act;

"

a partner may fail to fund its share of required capital contributions or may become bankrupt, which may mean that we and any other remaining partners generally would remain liable for the joint venture’s liabilities;

"

our relationships with our partners are contractual in nature and may be terminated or dissolved under the terms of the applicable joint venture agreements and, in such event, we may not continue to own or operate the interests or investments underlying such relationship or may need to purchase such interests or investments at a premium to the market price to continue ownership;

"

disputes between us and a partner may result in litigation or arbitration that could increase our expenses and prevent our Manager and our officers and directors from focusing their time and efforts on our business and could result in subjecting the investments owned by the joint venture to additional risk; or

"

we may, in certain circumstances, be liable for the actions of a partner, and the activities of a partner could adversely affect our ability to qualify as a REIT or maintain our exclusion from registration under the Investment Company Act, even though we do not control the joint venture.

Any of the above may subject us to liabilities in excess of those contemplated and adversely affect the value of our joint venture investments.

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

In our Investing and Servicing Segment, we acquire subordinated securities issued by and act as special servicer for securitizations. As a result of the dislocation of the credit markets, the securitization industry has become subject to additional regulation. In particular, pursuant to the Dodd‑Frank Wall Street Reform and Consumer Protection Act (the “Dodd‑Frank Act”), various federal agencies have promulgated a rule that generally requires issuers in securitizations to retain 5% of the risk associated with the securities. While the rule as adopted generally allows the purchase of the CMBS “B‑Piece” by a party not affiliated with the issuer to satisfy the risk retention requirement, current CMBS B‑Pieces are generally not large enough to fully satisfy the 5% requirement. Accordingly, buyers of B‑Pieces such as us may be required to purchase larger B‑Pieces, potentially reducing returns on such investments. Furthermore, any such B-Pieces purchased by a party (such as us) unaffiliated with the issuer generally cannot be transferred for a period of five years following the closing date of the securitization or hedged against credit risk.  These restrictions would reduce our liquidity and could potentially reduce our returns on such investments.

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

The mortgage loan servicing activities of our Investing and Servicing Segment are subject to a still evolving set of regulations, including regulations being promulgated under the Dodd-Frank Act. In addition, various governmental authorities have increased their investigative focus on the activities of mortgage loan servicers.  As a result, we may have to spend additional resources and devote additional management time to address any regulatory concerns, which may reduce the resources available to grow our business.  In addition, if we fail to operate the servicing activities of our Investing and Servicing Segment in compliance with existing and future regulations, our business, reputation, financial condition or results of operations could be materially and adversely affected.

Most of the assets in our Investing and Servicing Segment are held through, or are ownership interests in, entities subject to entity level or foreign taxes, which cannot be passed through to, or used by, our stockholders to reduce taxes they owe.

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

Certain provisions of the Maryland General Corporation Law (the “MGCL”), may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then‑prevailing market price of our common stock. We are subject to the “business combination” provisions of the MGCL that, subject to limitations, prohibit certain business combinations (including a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding voting capital stock or an affiliate or associate of ours who, at any time within the two‑year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting capital stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder. After the five‑year prohibition, any business combination between us and an interested stockholder generally must be recommended by our board of directors and approved by the affirmative vote of at least (i) 80% of the votes entitled to be cast by holders of outstanding shares of our voting capital stock and (ii) two‑thirds of the votes entitled to be cast by holders of voting capital stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These super‑majority voting requirements do not apply if our common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. These provisions of the MGCL also do not apply to business combinations that are approved or exempted by a board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has by resolution exempted business combinations between us and any other person, provided that such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person).

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

If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, and applicable state and local taxes, on our taxable income at regular corporate rates, and distributions made to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

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

We may in the future distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. We may also determine to distribute a taxable dividend in the stock of a subsidiary in connection with a spin‑off or other transaction, as in the case of our spin-off of our former SFR segment on January 31, 2014. Taxable stockholders receiving such distributions will be required to include the full amount of the distribution as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock that it receives as a dividend in order to pay this tax, the sale proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of that stock at the time of the sale. Furthermore, with respect to certain non‑U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

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

The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Any income from a hedging transaction we enter into either (i) to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets, (ii) to manage risk of currency fluctuations with respect to items of income that qualify for purposes of the REIT 75% or 95% gross income tests or assets that generate such income, or (iii) to hedge another instrument that hedges risks described in clause (i) or (ii) for a period following the extinguishment of the liability or the disposition of the asset that was previously hedged by the instrument, and, in each case, such instrument is properly identified under applicable U.S. Treasury regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non‑qualifying income for purposes of both of the gross income tests. As a result of these rules, we intend to limit our use of advantageous hedging techniques or implement those hedges through a domestic TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.

Recently enacted legislation with respect to partnership tax audits could increase the tax liability borne by us in the event of a U.S. federal income tax audit of a subsidiary partnership.

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

Legislative or other actions affecting REITs could materially and adversely affect us and our stockholders.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially and adversely affect us and our stockholders. We cannot predict how changes in the tax laws might affect us or our stockholders. New legislation, U.S. Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the U.S. federal income tax consequences of such qualification.

Risks Related to Our Common Stock

The market price and trading volume of our common stock could be volatile and the market price of our common stock could decline, resulting in a substantial or complete loss of your investment.

The stock markets, including the NYSE, which is the exchange on which our common stock is listed, have experienced significant price and volume fluctuations. Overall weakness in the economy and other factors have contributed to extreme volatility of the equity markets generally, including the market price of our common stock. As a result, the market price of our common stock has been and may continue to be volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Some of the factors that could negatively affect our stock price or result in fluctuations in the price or trading volume of our common stock include:

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company occupies office space in Greenwich, CT; Miami Beach, FL; San Francisco, CA; New York, NY; Atlanta, GA; Los Angeles, CA and Charlotte, NC. Our headquarters is located in Greenwich, CT in office space leased by our Manager. Refer to Schedule III included in Item 8 of this Annual Report on Form 10‑K for a listing of investment properties owned as of December 31, 2016.

Item 3.  Legal Proceedings.

Currently, no material legal proceedings are pending or, to our knowledge, threatened or contemplated against us that could have a material adverse effect on our business, financial position or results of operations.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividends

The Company’s common stock has been listed on the NYSE and is traded under the symbol “STWD” since its IPO in August 2009. The table below sets forth the quarterly high and low prices for our common stock as reported by the NYSE, and dividends made by the Company to holders of the Company’s common stock for each quarter for the years ended December 31, 2016 and 2015.

2016	High	Low	Dividend
First quarter	$20.95	$16.69	$0.48
Second quarter	$21.19	$18.27	$0.48
Third quarter	$23.46	$20.25	$0.48
Fourth quarter	$22.92	$21.11	$0.48

2015	High	Low	Dividend
First quarter	$24.79	$23.12	$0.48
Second quarter	$24.70	$21.54	$0.48
Third quarter	$22.74	$20.01	$0.48
Fourth quarter	$21.44	$19.30	$0.48

On February 23, 2017, our board of directors declared a dividend of $0.48 per share for the first quarter of 2017, which is payable on April 14, 2017 to common stockholders of record as of March 31, 2017.

On February 16, 2017, the closing price of our common stock, as reported by the NYSE, was $22.93 per share.

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

Holders

As of February 16, 2017, there were 190 holders of record of the Company’s 259,278,525 shares of common stock outstanding. One of the holders of record is Cede & Co., which holds shares as nominee for The Depository Trust Company which itself holds shares on behalf of other beneficial owners of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is set forth under Item 12 of this Annual Report on Form 10‑K and is incorporated herein by reference.

Stock Performance Graph

CUMULATIVE TOTAL RETURN

Based upon initial investment of $100 on December 31, 2011(1)

	Starwood Property		Bloomberg REIT
	Trust	S&P © 500	Mortgage Index
12/31/2011	$100.00	$100.00	$100.00
12/31/2012	$134.80	$116.00	$119.18
12/31/2013	$174.35	$153.57	$116.38
12/31/2014	$196.85	$174.60	$138.99
12/31/2015	$190.12	$177.01	$125.24
12/31/2016	$222.27	$198.18	$153.14

(1)	Dividend reinvestment is assumed.

Sales of Unregistered Equity Securities

There were no unregistered sales of equity securities during the year ended December 31, 2016.

Issuer Purchases of Equity Securities

There were no purchases of common stock during the three months ended December 31, 2016.

Item 6.  Selected Financial Data.

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements, including the notes thereto, included elsewhere herein. All amounts are in thousands, except per share data.

	For the year ended December 31,
	2016	2015		2014		2013		2012
Operating Data:
Revenues (1)	$784,667	$735,877		$702,875		$549,495		$307,294
Costs and expenses	650,399	536,279		484,009		373,166		121,761
Other income (2)	241,727	269,791		307,319		177,653		21,025
Income tax provision	(8,344)	(17,206)		(24,096)		(23,858)		(871)
Income from continuing operations	367,651	452,183		502,089		330,124		205,687
Loss from discontinued operations, net of tax	—	—		(1,551)		(19,794)		(2,005)
Net income	367,651	452,183		500,538		310,330		203,682
Net income attributable to Starwood Property Trust, Inc.	365,186	450,697		495,021		305,030		201,195
Basic earnings per share:
Continuing operations	$1.52	$1.92		$2.29		$1.94		$1.77
Net income	$1.52	$1.92		$2.28		$1.82		$1.76
Diluted earnings per share:
Continuing operations	$1.50	$1.91		$2.25		$1.94		$1.77
Net income	$1.50	$1.91		$2.24		$1.82		$1.76
Dividends declared per share of common stock (3)	$1.92	$1.92		$1.92		$1.82		$1.86
Weighted-average basic shares of common stock outstanding	238,529	233,419		214,945		166,356		113,721
Balance Sheet Data:
Investments in loans	$5,946,274	$6,263,517		$6,300,285		$4,750,804		$3,000,335
Investments in securities (4)	807,618	724,947		998,248		935,107		884,254
Investments in properties	1,944,720	919,225		39,854		749,214		99,115
Total assets (5)	77,256,266	85,698,354	(6)	116,070,557	(6)	110,746,408	(6)	4,316,573	(6)
Total financing arrangements	6,200,670	5,392,494	(6)	4,656,512	(6)	3,412,482	(6)	1,385,905	(6)
Total liabilities (5)	72,696,193	81,527,411	(6)	112,187,645	(6)	106,419,275	(6)	1,519,368	(6)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,522,274	4,140,316		3,860,856		4,282,528		2,719,346
Total Equity	$4,560,073	$4,170,943		$3,882,912		$4,327,133		$2,797,205

(1)

During the years ended December 31, 2016, 2015, 2014 and 2013, servicing fees and interest income of $180.5 million, $230.8 million, $159.3 million and $92.7 million, respectively, are eliminated in consolidation pursuant to ASC 810.

(2)

During the years ended December 31, 2016, 2015, 2014 and 2013, other income includes $181.2 million, $232.0 million, $162.0 million and $93.6 million, respectively, of additive net eliminations in consolidation pursuant to ASC 810.

(3)

On January 31, 2014, we completed the spin‑off of our SFR segment and our stockholders received one common share of SWAY for every five shares of our common stock held at the close of business on January 24, 2014, effectively a non‑cash dividend of $5.77 per share. On the date of the spin‑off, the book value of SWAY’s assets was estimated to be $1.1 billion.

(4)

December 31, 2016, 2015, 2014 and 2013 balances exclude $959.0 million, $825.2 million, $519.8 million and $409.3 million, respectively, of CMBS that are eliminated in consolidation pursuant to ASC 810.

(5)

December 31, 2016 balances include $67.1 billion of VIE assets and $66.1 billion of VIE liabilities consolidated pursuant to ASC 810. December 31, 2015 balances include $76.7 billion of VIE assets and $75.8 billion of VIE liabilities consolidated pursuant to ASC 810. December 31, 2014 balances include $107.8 billion of VIE assets and $107.2 billion of VIE liabilities consolidated pursuant to ASC 810. December 31, 2013 balances include $103.1 billion of VIE assets and $102.6 billion of VIE liabilities consolidated pursuant to ASC 810.

(6)

Reflects amounts reclassified in accordance with ASU 2015-03 as discussed in Note 2 to the Consolidated Financial Statements. Deferred financing costs of $39.7 million, $28.8 million, $24.2 million and $7.8 million were reclassified from other assets to a direct deduction from the carrying value of the related debt as of December 31, 2015, 2014, 2013 and 2012, respectively.

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

Business Objectives and Outlook

Our objective is to provide attractive risk‑adjusted returns to our investors over the long‑term, primarily through dividends and secondarily through capital appreciation. We intend to achieve our objective by originating and acquiring target assets to create a diversified investment portfolio that is financed in a manner that is designed to deliver attractive returns across a variety of market conditions and economic cycles. We are focused on our three core competencies: transaction access, asset analysis and selection, and identification of attractive relative values within the real estate debt and equity markets.

Since our IPO in August 2009, we have evolved from a company focused on opportunistic acquisitions of real estate debt assets from distressed sellers to that of a full‑service real estate finance platform that is primarily focused on the origination and acquisition of commercial real estate debt and equity investments across the capital structure, in both the U.S. and Europe. With the Starwood brand, market presence, and lending/asset management platform that we have developed, we are focused primarily on the following opportunities:

(1)

Continue to expand our market presence as a leading provider of acquisition, refinance, development and expansion capital to large real estate projects (greater than $75 million) in infill locations, and other attractive market niches where our size and scale give us an advantage to provide a “one‑stop” lending solution for real estate developers, owners and operators;

(2)	Continue to expand our investment activities in subordinate CMBS and revenues from special servicing;

(3)	Continue to expand our capabilities in syndication and securitization, which serve as a source of attractively priced, matched‑term financing;

(4)	Continue to leverage our Investing and Servicing Segment’s sourcing and credit underwriting capabilities to expand our overall footprint in the commercial real estate debt markets; and

(5)	Expand our investment activities in both (i) targeted real estate equity investments and (ii) residential mortgage finance.

There can be no assurance that we will continue to find appropriate investment opportunities.

Recent Developments

Developments During the Fourth Quarter of 2016

Medical Office Portfolio Acquisition

On December 29, 2016, we acquired 34 medical office buildings for a purchase price of $758.8 million (the “Medical Office Portfolio”).  These properties, which collectively comprise 1.9 million square feet, are geographically dispersed throughout the U.S. and primarily affiliated with major hospitals or located on or adjacent to a major hospital campus. The portfolio is 94% occupied and primarily net leased to investment-grade health systems and major physician-owned medical groups with a weighted average remaining lease term of 6.8 years.

Other Developments

•	The Lending Segment originated or acquired the following loans during the quarter:

o

$380.0 million first mortgage and mezzanine loan for the refinancing and expansion of a real estate portfolio comprised of five office properties, five retail properties, a hotel property and a parking facility all located in New York, New York, which was fully funded upon acquisition.

o

$195.0 million first mortgage and mezzanine loan for the refinancing of a 41-floor office tower located in Atlanta, Georgia, of which the Company funded $175.0 million. The $164.8 million first mortgage was subsequently sold during the quarter.

o	£142.5 million first mortgage loan for the acquisition of 88 parking facilities located throughout the United Kingdom, which was fully funded upon origination.

o	$120.0 million first mortgage and mezzanine loan for the refinancing of a 1.3 million square foot office tower located in Dallas, Texas, of which the Company funded $98.0 million.

o	$116.0 million first mortgage and mezzanine loan for the refinancing of a 29-floor office tower located in Chicago, Illinois, of which the Company funded $98.9 million.

o	$115.0 million first mortgage and mezzanine loan for the acquisition and renovation of a luxury resort located in Kapalua, Hawaii, which was fully funded upon origination.

•	Funded $146.0 million of previously originated loan commitments.

•	Received proceeds of $623.8 million from maturities, sales and principal repayments on loans held-for-investment.

•	Added conduit loans of $473.2 million and received proceeds of $760.9 million from sales of conduit loans.

•	Purchased $41.1 million and $0.8 million of CMBS and RMBS, respectively, including $40.8 million of new issue B-pieces.

•	Named special servicer on three new issue CMBS deals with a total unpaid principal balance of $2.7 billion at issuance; in the case of two of these CMBS deals, we retained the related B-piece.

•	Acquired commercial real estate from CMBS trusts for a gross purchase price of $41.4 million.

•	Issued $700.0 million of 5.00% Senior Notes due 2021 (the “2021 Notes”).

•	Issued 20,470,000 shares of common stock in a public offering with a share price of $21.93 for gross proceeds of $448.8 million.

•	Repurchased $19.4 million par value of our 3.75% Convertible Senior Notes due 2017 (the “2017 Notes”) for $19.9 million, recognizing a loss on extinguishment of debt of $0.6 million.

Developments During 2016

•	Acquired 34 properties comprising our Medical Office Portfolio as discussed above in our “Developments During the Fourth Quarter of 2016.”

•

Acquired the final 14 of the 32 affordable housing communities which comprise our “Woodstar Portfolio.”  These 14 properties include 3,710 units, total assets of $276.3 million and assumed liabilities of $170.4 million, which include federal, state and county sponsored financing and other assumed debt.

•	The Lending Segment originated or acquired the following loans or CMBS during the year:

o

$380.0 million first mortgage and mezzanine loan for the refinancing and expansion of a real estate portfolio comprised of five office properties, five retail properties, a hotel property and a parking facility all located in New York, New York, which was fully funded upon acquisition.

o	$330.0 million first mortgage and mezzanine loan for the development of an 856-unit luxury multi-family project located in Brooklyn, New York, of which the Company funded $41.7 million.

o

$216.0 million portfolio of three first mortgage loans secured by 25 office properties located in Long Island, New York and a two-building office complex located in San Jose, California, of which the Company funded $212.5 million.

o

€165.4 million investment in a first mortgage loan and a first mortgage loan portfolio, each of which had been securitized into single-borrower securitizations by the seller. The €98.9 million first mortgage loan is secured by a shopping center in the metropolitan area of Lisbon, Portugal.  The €66.5 million first mortgage loan portfolio is secured by five food-related retail properties across Portugal, with four of the assets located in the Greater Lisbon metropolitan area.

o

$195.0 million first mortgage and mezzanine loan for the refinancing of a 41-floor office tower located in Atlanta, Georgia, of which the Company funded $175.0 million. The $164.8 million first mortgage was subsequently sold.

o

$183.0 million first mortgage and mezzanine loan for the refinancing and renovation of a four-tower luxury multi-family complex located in the Greater Philadelphia area, of which the Company funded $155.7 million.

o

$162.0 million first mortgage and mezzanine loan for the acquisition and renovation of a 10-building office and warehouse complex located in Brooklyn, New York, of which the Company funded $82.6 million.

•	Funded $515.4 million of previously originated loan commitments.

•	Received proceeds of $3.0 billion from maturities, sales and principal repayments on loans held-for-investment.

•	Added conduit loans of $1.7 billion and received proceeds of $1.9 billion from sales of conduit loans.

•	Purchased $187.9 million and $98.0 million of CMBS and RMBS, respectively, including $105.0 million of new issue B-pieces.

•	Named special servicer on eight new issue CMBS deals with a total unpaid principal balance of $6.3 billion at issuance; in the case of seven of these CMBS deals, we retained the related B-piece.

•	Acquired commercial real estate from CMBS trusts for a gross purchase price of $128.6 million.

•	Issued $700.0 million of the 2021 Notes.

•	Issued 20,470,000 shares of common stock in a public offering with a share price of $21.93 for gross proceeds of $448.8 million.

•	Repurchased 1,052,889 shares of common stock at a total cost of $19.7 million.

•	Repurchased $19.4 million par value of our 2017 Notes for $19.9 million, recognizing a loss on extinguishment of debt of $0.6 million.

Subsequent Events

Refer to Note 25 to the Consolidated Financial Statements for disclosure regarding significant transactions that occurred subsequent to December 31, 2016.

Results of Operations

The discussion below is based on GAAP and therefore reflects the elimination of certain key financial statement line items related to the consolidation of securitization VIEs, particularly within revenues and other income, as discussed in Note 2 to the Consolidated Financial Statements. For a discussion of our results of operations excluding the impact of ASC 810 as it relates to the consolidation of securitization VIEs, refer to the Non‑GAAP Financial Measures section herein.

The following table compares our summarized results of operations for the years ended December 31, 2016, 2015 and 2014 by business segment (amounts in thousands):

	For the Year Ended December 31,			$ Change	$ Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Revenues:
Lending Segment	$497,735	$529,449	$489,767	$(31,714)	$39,682
Investing and Servicing Segment	352,836	411,806	372,393	(58,970)	39,413
Property Segment	114,599	25,445	—	89,154	25,445
Investing and Servicing VIEs	(180,503)	(230,823)	(159,285)	50,320	(71,538)
	784,667	735,877	702,875	48,790	33,002
Costs and expenses:
Lending Segment	113,770	106,331	93,665	7,439	12,666
Investing and Servicing Segment	173,576	157,055	177,291	16,521	(20,236)
Property Segment	131,365	36,199	—	95,166	36,199
Corporate	231,249	235,749	212,160	(4,500)	23,589
Investing and Servicing VIEs	439	945	893	(506)	52
	650,399	536,279	484,009	114,120	52,270
Other income (loss):
Lending Segment	9,164	2,901	22,180	6,263	(19,279)
Investing and Servicing Segment	4,149	24,043	120,985	(19,894)	(96,942)
Property Segment	51,763	16,711	2,176	35,052	14,535
Corporate	(4,505)	(5,904)	—	1,399	(5,904)
Investing and Servicing VIEs	181,156	232,040	161,978	(50,884)	70,062
	241,727	269,791	307,319	(28,064)	(37,528)
Income (loss) from continuing operations before income taxes:
Lending Segment	393,129	426,019	418,282	(32,890)	7,737
Investing and Servicing Segment	183,409	278,794	316,087	(95,385)	(37,293)
Property Segment	34,997	5,957	2,176	29,040	3,781
Corporate	(235,754)	(241,653)	(212,160)	5,899	(29,493)
Investing and Servicing VIEs	214	272	1,800	(58)	(1,528)
	375,995	469,389	526,185	(93,394)	(56,796)
Income tax provision	(8,344)	(17,206)	(24,096)	8,862	6,890
Loss from discontinued operations, net of tax	—	—	(1,551)	—	1,551
Net income attributable to non-controlling interests	(2,465)	(1,486)	(5,517)	(979)	4,031
Net income attributable to Starwood Property Trust, Inc.	$365,186	$450,697	$495,021	$(85,511)	$(44,324)

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Lending Segment

Revenues

For the year ended December 31, 2016, revenues of our Lending Segment decreased $31.7 million to $497.7 million, compared to $529.4 million for the year ended December 31, 2015. This decrease was primarily due to (i) a $20.8 million decrease in interest income from investment securities principally due to maturities during 2015 of two preferred equity interests we held in companies that own commercial real estate, the absence of $5.4 million of income realized upon the collection of an RMBS in 2015 and the absence of a $5.3 million CMBS prepayment fee recognized in 2015 and (ii) a $10.9 million decrease in interest income from loans principally due to a gradual decline of interest rate spreads and lower average loan balances during 2016, the effects of which were partially offset by higher loan fee income from increased levels of loan prepayments in 2016.

Costs and Expenses

For the year ended December 31, 2016, costs and expenses of our Lending Segment increased $7.4 million to $113.7 million, compared to $106.3 million for the year ended December 31, 2015. This increase was primarily due to a $6.3 million increase in interest expense associated with the various secured financing facilities used to fund a portion of our investment portfolio and a $3.8 million increase in our loan loss allowance, partially offset by a $3.2 million decrease in G&A expenses primarily due to lower compensation costs.

Net Interest Income (amounts in thousands)

	For the Year Ended December 31,
	2016	2015	Change
Interest income from loans	$449,470	$460,365	$(10,895)
Interest income from investment securities	47,241	68,059	(20,818)
Interest expense	(88,000)	(81,676)	(6,324)
Net interest income	$408,711	$446,748	$(38,037)

For the year ended December 31, 2016, net interest income of our Lending Segment decreased $38.0 million to $408.7 million, compared to $446.7 million for the year ended December 31, 2015.  This decrease reflects the net decrease in interest income explained in the Revenues discussion above and the increase in interest expense on our secured financing facilities.

During the year ended December 31, 2016, the weighted average unlevered and levered yields on the Lending Segment’s loans and investment securities were 7.5% and 9.6%, respectively, excluding the impact of bridge financing. During the year ended December 31, 2015, the weighted average unlevered and levered yields on the Lending Segment’s loans and investment securities were 8.0% and 10.4%, respectively, excluding the impact of bridge financing. The slight decrease in the weighted average unlevered yields is primarily due to a gradual decline of interest rate spreads over the last twelve months. The decrease in the weighted average levered yields is primarily due to a gradual decline of interest rate spreads over the last twelve months and our utilization of excess cash to pay down outstanding debt.

During the year ended December 31, 2016 and 2015, the Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 3.4% and 3.2%, respectively, and 3.3% and 2.9%, respectively, excluding the impact of bridge financing. The increases in the Lending Segment’s weighted average secured borrowing rates are primarily due to increases in LIBOR.

Other Income

For the year ended December 31, 2016, other income of our Lending Segment increased $6.3 million to $9.2 million, compared to $2.9 million for the year ended December 31, 2015. The increase was primarily due to a $10.8 million increase in derivative gains, partially offset by a $3.9 million decrease in net gains from other investments.  The $10.8 million increase in derivative gains reflects a $6.8 million increased gain on foreign currency hedges and a $4.0 million decreased loss on interest rate swaps.  The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and CMBS investments.  The gains on those hedges reflect the overall strengthening of the U.S. dollar.  The interest rate swaps are used primarily to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments.

Investing and Servicing Segment and VIEs

Revenues

For the year ended December 31, 2016, revenues of our Investing and Servicing Segment decreased $8.7 million to $172.3 million after consolidated VIE eliminations of $180.5 million, compared to $181.0 million after consolidated VIE eliminations of $230.8 million for the year ended December 31, 2015. The VIE eliminations are merely a function of the number of CMBS trusts consolidated in any given period, and as such, are not a meaningful indicator of the operating results for this segment.  The decrease in revenues was primarily due to decreases of $28.5 million in servicing fees, $5.4 million in other fee income and $2.0 million in interest income from CMBS investments, partially offset by an increase of $27.0 million in rental income on our expanded REO Portfolio (see Note 3 to the Consolidated Financial Statements).  The $2.0 million decrease in CMBS interest income reflects a $7.7 million decrease in VIE eliminations related to the CMBS trusts we consolidate.  Excluding the effect of these eliminations, CMBS interest income decreased by $9.7 million, primarily reflecting a lower level of CMBS interest recoveries.

Costs and Expenses

For the year ended December 31, 2016, costs and expenses of our Investing and Servicing Segment increased $16.0 million to $174.0 million, compared to $158.0 million for the year ended December 31, 2015, inclusive of VIE eliminations, which were nominal for both periods. The increase in costs and expenses was primarily due to increases of $11.5 million in costs of rental operations and $5.1 million in interest expense on secured financings for CMBS and the REO Portfolio.

Other Income

For the year ended December 31, 2016, other income of our Investing and Servicing Segment decreased $70.8 million to $185.3 million including additive net VIE eliminations of $181.2 million, from $256.1 million including additive net VIE eliminations of $232.0 million for the year ended December 31, 2015.  The decrease in other income was primarily due to (i) a decrease of $33.9 million in the change in value of net assets related to consolidated VIEs, (ii) a $34.5 million greater reduction in fair value of servicing rights which reflects the expected amortization of this deteriorating asset net of increases in fair value due to the attainment of new servicing contracts, (iii) the absence of a $17.8 million gain on sale of a commercial real estate asset realized in 2015 and (iv) a $4.3 million unfavorable change in fair value of CMBS securities, all partially offset by (v) a $9.9 million greater increase in fair value of loans held-for-sale and (vi) a $9.9 million lower loss on derivatives which principally hedge our interest rate risk on those loans. The change in net assets related to consolidated VIEs reflects amounts associated with the Investing and Servicing Segment’s variable interests in CMBS trusts it consolidates, including special servicing fees, interest income, and changes in fair value of CMBS and servicing rights. As noted above, this number is merely a function of the number of CMBS trusts consolidated in any given period, and as such, is not a meaningful indicator of the operating results for this segment.  Before VIE eliminations, there were decreases in fair value of CMBS securities of $44.1 million and $10.0 million in the years ended December 31, 2016 and 2015, respectively.

Income Tax Provision

Historically, our consolidated income tax provision principally relates to the taxable nature of the Investing and Servicing Segment’s loan servicing and loan conduit businesses which are housed in TRSs.  Our tax provision for the year ended December 31, 2016, as well as the overall effective tax rate, is lower than for the year ended December 31, 2015 primarily due to a decrease in the taxable income of our TRSs.

Property Segment

Revenues

For the year ended December 31, 2016, revenues of our Property Segment increased $89.2 million to $114.6 million, compared to $25.4 million for the year ended December 31, 2015. The increase in revenues was primarily due to increases in rental income of $76.2 million from our Woodstar Portfolio, which we acquired after September 30, 2015, and $12.5 million from our Ireland Portfolio, both of which are described in Note 3 to the Consolidated Financial Statements.

Costs and Expenses

For the year ended December 31, 2016, costs and expenses of our Property Segment increased $95.2 million to $131.4 million, compared to $36.2 million for the year ended December 31, 2015. The increase in costs and expenses was primarily due to increases of $35.6 million in depreciation and amortization, $42.0 million in other rental related costs and $16.4 million in interest expense primarily on the secured financing for the Woodstar and Ireland Portfolios.

Other Income

For the year ended December 31, 2016, other income of our Property Segment increased $35.1 million to $51.8 million, compared to $16.7 million for the year ended December 31, 2015. The increase in other income was primarily due to (i) a $28.4 million increase in derivative gains primarily relating to interest rate swaps entered into in anticipation of debt financing for the recently-acquired Medical Office Portfolio (described in Note 3 to the Consolidated Financial Statements) and (ii) the recognition of an $8.4 million bargain purchase gain on the final two properties we purchased for the Woodstar Portfolio during the second quarter of 2016.

Corporate

Costs and Expenses

For the year ended December 31, 2016, corporate expenses decreased $4.5 million to $231.2 million, compared to $235.7 million for the year ended December 31, 2015. The decrease was primarily due to an $8.2 million decrease in management fees partially offset by a $3.7 million increase in other corporate expenses, including acquisition and investment pursuit costs.

Other Loss

For the year ended December 31, 2016, corporate other loss decreased $1.4 million to $4.5 million, compared to $5.9 million for the year ended December 31, 2015.  The decrease was due to a $4.3 million increase in other income, including reimbursements received in 2016 related to a partnership guarantee arrangement, partially offset by a $2.9 million increase in loss on extinguishment of debt.

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

During the year ended December 31, 2015, the weighted average unlevered and levered yields on the Lending Segment’s loans and investment securities were 8.0% and 10.4%, respectively, excluding the impact of bridge financing. During the year ended December 31, 2014, the weighted average unlevered and levered yields on the Lending Segment’s loans and investment securities were 8.2% and 10.2%, respectively, excluding the impact of bridge financing. The slight decrease in the weighted average unlevered yields is primarily due to a gradual decline of interest rate spreads during 2015.

During the years ended December 31, 2015 and 2014, the Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 3.5% and 3.7%, respectively. This decrease in borrowing rates reflects lower interest rate spreads on both our new and amended debt facilities during 2015.

Other Income

For the year ended December 31, 2015, other income of our Lending Segment decreased $19.3 million to $2.9 million, from $22.2 million for the year ended December 31, 2014. The decrease was primarily due to an $8.0 million decrease in gain on sale of investments due to higher sales activity, particularly of RMBS, in 2014, a $7.8 million increase in foreign currency loss and a $3.4 million decrease in equity in earnings of unconsolidated entities.

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

Costs and Expenses

For the year ended December 31, 2015, costs and expenses of our Investing and Servicing Segment decreased $20.2 million to $158.0 million, compared to $178.2 million for the year ended December 31, 2014. The VIE eliminations were nominal for both periods. The decrease in costs and expenses was primarily due to (i) lower incentive and other compensation and (ii) accruals for contingencies and legal fees incurred in 2014 which did not recur in 2015, partially offset by a $5.6 million increase in interest expense related to higher balances under our conduit loan, CMBS and mortgage financing facilities.

Other Income

For the year ended December 31, 2015, other income of our Investing and Servicing Segment decreased $26.9 million to $256.1 million, including additive net VIE eliminations of $232.0 million, from $283.0 million, including additive net VIE eliminations of $162.0 million for the year ended December 31, 2014. The decrease in other income was primarily due to lesser increases of $27.0 million in the value of net assets related to consolidated VIEs, $11.4 million in the fair value of CMBS securities and $6.1 million in the fair value of loans held-for-sale, all partially offset by a $17.8 million gain on sale of a commercial real estate asset. The change in net assets related to consolidated VIEs reflects amounts associated with the Investing and Servicing Segment’s variable interests in CMBS trusts it consolidates, including special servicing fees, interest income, and changes in fair value of CMBS and servicing rights. As noted above, this number is merely a function of the number of CMBS trusts consolidated in any given period, and as such, is not a meaningful indicator of the operating results for this segment.  Before VIE eliminations, there was a decrease in fair value of CMBS securities of $10.0 million in the year ended December 31, 2015 and an increase in fair value of $97.7 million in the year ended December 31, 2014.

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

Corporate

For the year ended December 31, 2015, corporate expenses increased $23.5 million to $235.7 million, compared to $212.2 million for the year ended December 31, 2014.  The increase was primarily due to a $14.5 million increase in interest expense related to our October 2014 issuance of the 2017 Notes and an $8.1 million increase in management fees.  The increase in management fees reflects the impacts of (i) higher levels of invested capital which resulted in an increased base management fee and (ii) higher levels of Core Earnings (see “Non-GAAP Financial Measures” section below) which resulted in an increased incentive fee.  Corporate other loss of $5.9 million for the year ended December 31, 2015 represents a loss on the repurchase of $118.6 million principal amount of our 4.00% Convertible Senior Notes due 2019 (the “2019 Notes”).

Non‑GAAP Financial Measures

Core Earnings is a non‑GAAP financial measure. We calculate Core Earnings as GAAP net income (loss) excluding the following:

(i)	non‑cash equity compensation expense;
(ii)	incentive fees due under our management agreement;
(iii)	depreciation and amortization of real estate and associated intangibles;
(iv)	acquisition costs associated with successful acquisitions (effective July 1, 2015); and
(v)	any unrealized gains, losses or other non‑cash items recorded in net income for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income.

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

	For the Year Ended December 31,
	2016	2015	2014
Diluted weighted average shares - GAAP	241,794	234,142	218,781
Add: Unvested stock awards	1,469	2,132	2,650
Less: Conversion spread value	(2,697)	(97)	(3,432)
Diluted weighted average shares - Core	240,566	236,177	217,999

The definition of Core Earnings allows management to make adjustments, subject to the approval of a majority of our independent directors, in situations where such adjustments are considered appropriate in order for Core Earnings to be calculated in a manner consistent with its definition and objective.  No adjustments to the definition of Core Earnings occurred during the year ended December 31, 2016.

The following table summarizes our quarterly Core Earnings per weighted average diluted share for the years ended December 31, 2016, 2015 and 2014:

	Core Earnings For the Three-Month Periods Ended
	March 31	June 30	September 30	December 31
2016	$0.50	$0.50	$0.59	$0.50
2015	0.55	0.53	0.56	0.55
2014	0.61	0.52	0.55	0.50

Annual Core Earnings per weighted average diluted share may not equal the sum of each quarter’s Core Earnings per weighted average diluted share due to rounding and other computational factors.

The following table presents our summarized results of operations and reconciliation to Core Earnings for the year ended December 31, 2016, by business segment (amounts in thousands):

		Investing
	Lending	and Servicing	Property
	Segment	Segment	Segment	Corporate	Total
Revenues	$497,735	$352,836	$114,599	$—	$965,170
Costs and expenses	(113,770)	(173,576)	(131,365)	(231,249)	(649,960)
Other (loss) income	9,164	4,149	51,763	(4,505)	60,571
Income (loss) before income taxes	393,129	183,409	34,997	(235,754)	375,781
Income tax benefit (provision)	1,610	(9,954)	—	—	(8,344)
Income attributable to non-controlling interests	(1,398)	(853)	—	—	(2,251)
Net income (loss) attributable to Starwood Property Trust, Inc.	393,341	172,602	34,997	(235,754)	365,186
Add / (Deduct):
Non-cash equity compensation expense	2,829	7,370	111	22,705	33,015
Management incentive fee	—	—	—	32,842	32,842
Acquisition and investment pursuit costs	—	1,421	7,755	356	9,532
Depreciation and amortization	—	12,768	50,862	—	63,630
Loan loss allowance, net	3,759	—	—	—	3,759
Interest income adjustment for securities	(1,016)	19,376	—	—	18,360
Bargain purchase gains	—	(8,822)	(8,406)	—	(17,228)
Other non-cash items	—	45	(3,109)	—	(3,064)
Reversal of unrealized (gains) / losses on:
Loans held-for-sale	—	(74,251)	—	—	(74,251)
Securities	(20)	44,094	—	—	44,074
Derivatives	(44,151)	2,526	(33,497)	—	(75,122)
Foreign currency	37,595	(3,661)	38	(5)	33,967
Earnings from unconsolidated entities	(3,447)	(8,937)	(9,736)	—	(22,120)
Recognition of realized gains / (losses) on:
Loans held-for-sale	—	74,192	—	—	74,192
Securities	—	(2,288)	—	—	(2,288)
Derivatives	33,384	(2,013)	186	—	31,557
Foreign currency	(32,803)	3,352	(38)	5	(29,484)
Earnings from unconsolidated entities	4,051	4,673	7,245	—	15,969
Core Earnings (Loss)	$393,522	$242,447	$46,408	$(179,851)	$502,526
Core Earnings (Loss) per Weighted Average Diluted Share	$1.64	$1.01	$0.19	$(0.75)	$2.09

The following table presents our summarized results of operations and reconciliation to Core Earnings for the year ended December 31, 2015, by business segment (amounts in thousands):

		Investing
	Lending	and Servicing	Property
	Segment	Segment	Segment	Corporate	Total
Revenues	$529,449	$411,806	$25,445	$—	$966,700
Costs and expenses	(106,331)	(157,055)	(36,199)	(235,749)	(535,334)
Other income (loss)	2,901	24,043	16,711	(5,904)	37,751
Income (loss) before income taxes	426,019	278,794	5,957	(241,653)	469,117
Income tax provision	(242)	(16,964)	—	—	(17,206)
(Income) loss attributable to non-controlling interests	(1,389)	175	—	—	(1,214)
Net income (loss) attributable to Starwood Property Trust, Inc.	424,388	262,005	5,957	(241,653)	450,697
Add / (Deduct):
Non-cash equity compensation expense	2,314	3,465	—	26,984	32,763
Management incentive fee	—	—	—	37,717	37,717
Acquisition and investment pursuit costs	—	1,020	2,918	—	3,938
Depreciation and amortization	—	3,837	14,861	—	18,698
Loan loss allowance, net	(2)	—	—	—	(2)
Interest income adjustment for securities	(958)	(3,218)	—	—	(4,176)
Other non-cash items	—	(789)	(249)	—	(1,038)
Reversal of unrealized (gains) / losses on:
Loans held-for-sale	—	(64,320)	—	—	(64,320)
Securities	(209)	9,952	—	—	9,743
Derivatives	(33,930)	10,441	(5,060)	—	(28,549)
Foreign currency	36,956	296	(31)	—	37,221
Earnings from unconsolidated entities	—	(13,042)	—	—	(13,042)
Recognition of realized gains / (losses) on:
Loans held-for-sale	—	65,443	—	—	65,443
Securities	—	(22,064)	—	—	(22,064)
Derivatives	19,887	(12,929)	61	—	7,019
Foreign currency	(21,252)	(862)	31	—	(22,083)
Earnings from unconsolidated entities	—	9,787	—	—	9,787
Core Earnings (Loss)	$427,194	$249,022	$18,488	$(176,952)	$517,752
Core Earnings (Loss) per Weighted Average Diluted Share	$1.81	$1.05	$0.08	$(0.75)	$2.19

The following table presents our summarized results of operations and reconciliation to Core Earnings for the year ended December 31, 2014, by business segment (amounts in thousands):

		Investing			Single
	Lending	and Servicing	Property		Family
	Segment	Segment	Segment	Corporate	Residential	Total
Revenues	$489,767	$372,393	$—	$—	$—	$862,160
Costs and expenses	(93,665)	(177,291)	—	(212,160)	—	(483,116)
Other income	22,180	120,985	2,176	—	—	145,341
Income (loss) from continuing operations before income taxes	418,282	316,087	2,176	(212,160)	—	524,385
Income tax provision	(1,476)	(22,620)	—	—	—	(24,096)
Loss from discontinued operations, net of tax	—	—	—	—	(1,551)	(1,551)
Income attributable to non-controlling interests	(3,717)	—	—	—	—	(3,717)
Net income (loss) attributable to Starwood Property Trust, Inc.	413,089	293,467	2,176	(212,160)	(1,551)	495,021
Add / (Deduct):
Non-cash equity compensation expense	881	949	—	26,792	—	28,622
Management incentive fee	—	—	—	34,374	—	34,374
Change in Control Plan	—	1,279	—	—	—	1,279
Depreciation and amortization	—	2,107	—	—	1,540	3,647
Loan loss allowance, net	2,047	—	—	—	—	2,047
Interest income adjustment for securities	(1,136)	10,555	—	—	—	9,419
Other non-cash items	—	250	—	—	—	250
Reversal of unrealized (gains) / losses on:
Loans held-for-sale	—	(70,420)	—	—	—	(70,420)
Securities	(12,238)	(97,723)	—	—	—	(109,961)
Derivatives	(31,678)	7,019	—	—	—	(24,659)
Foreign currency	29,139	803	—	—	—	29,942
Earnings from unconsolidated entities	—	(13,610)	—	—	—	(13,610)
Recognition of realized gains / (losses) on:
Loans held-for-sale	—	66,814	—	—	—	66,814
Securities	10,992	12,103	—	—	—	23,095
Derivatives	(1,316)	(5,312)	—	—	—	(6,628)
Foreign currency	(1,540)	(803)	—	—	—	(2,343)
Earnings from unconsolidated entities	—	6,780	—	—	—	6,780
Core Earnings (Loss)	$408,240	$214,258	$2,176	$(150,994)	$(11)	$473,669
Core Earnings (Loss) per Weighted Average Diluted Share	$1.87	$0.98	$0.01	$(0.69)	$—	$2.17

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Lending Segment

The Lending Segment’s Core Earnings decreased by $33.7 million, from $427.2 million during the year ended December 31, 2015 to $393.5 million during the year ended December 31, 2016. After making adjustments for the calculation of Core Earnings, revenues were $496.7 million, costs and expenses were $107.2 million and other income was $3.8 million.

Core revenues, consisting principally of interest income on loans, decreased by $31.8 million during 2016 primarily due to (i) a $20.9 million decrease in interest income from investment securities principally due to maturities during 2015 of two preferred equity interests we held in companies that own commercial real estate, the absence of $5.4 million of income realized upon the collection of an RMBS in 2015 and the absence of a $5.3 million CMBS prepayment fee recognized in 2015 and (ii) a $10.9 million decrease in interest income from loans principally due to a gradual decline of interest rate spreads and lower average loan balances during 2016, the effects of which were partially offset by higher loan fee income from increased levels of loan prepayments in 2016.

Core costs and expenses increased by $3.2 million, primarily due to a $6.3 million increase in interest expense associated with the various secured financing facilities used to fund a portion of our investment portfolio, partially offset by a $3.7 million decrease in G&A expenses reflecting lower compensation costs.

Core other income decreased by $0.5 million, principally due to an increased loss on foreign currency denominated assets and a decreased gain on sale of loan investments, partially offset by an increased gain on foreign currency derivatives. The nature and timing of investment sales will depend upon a variety of factors, including our current outlook and strategy with respect to an investment, other available investment opportunities, and market pricing. As a result, gains (or losses) from sales of our investments have fluctuated over time, and we would expect this variability to continue for the foreseeable future.

Investing and Servicing Segment

The Investing and Servicing Segment’s Core Earnings decreased by $6.6 million, from $249.0 million during the year ended December 31, 2015 to $242.4 million during the year ended December 31, 2016.  After making adjustments for the calculation of Core Earnings, revenues were $372.2 million, costs and expenses were $151.9 million, other income was $33.0 million and income taxes were $10.0 million.

Core revenues decreased by $36.5 million in 2016, primarily due to decreases of $70.8 million in servicing fees and $5.7 million in other fee income, partially offset by increases of $26.9 million in rental income on our expanded REO Portfolio and $12.9 million in interest income from our CMBS portfolio.  The treatment of CMBS interest income on a GAAP basis is complicated by our application of the ASC 810 consolidation rules. In an attempt to treat these securities similar to the trust’s other investment securities, we compute core interest income pursuant to an effective yield methodology. In doing so, we segregate the portfolio into various categories based on the components of the bonds’ cash flows and the volatility related to each of these components. We then accrete interest income on an effective yield basis using the components of cash flows that are reliably estimable. Other minor adjustments are made to reflect management’s expectations for other components of the projected cash flow stream.

Core costs and expenses increased by $2.9 million, primarily due to increases of $11.5 million in costs of rental operations and $5.6 million in interest expense on secured financings for CMBS and the REO Portfolio, partially offset by a $7.6 million decrease in amortization of our former European servicing rights and a $5.9 million decrease in G&A expenses primarily reflecting lower compensation costs.

Core other income includes profit realized upon securitization of loans by our conduit business, gains on sales of CMBS, gains and losses on derivatives that were either effectively terminated or novated, and earnings from unconsolidated entities. These items are typically offset by a decrease in the fair value of our domestic servicing rights intangible which reflects the expected amortization of this deteriorating asset, net of increases in fair value due to the attainment of new servicing contracts.  Derivatives include instruments which hedge interest rate risk and credit risk on our conduit loans. For GAAP purposes, the loans, CMBS and derivatives are accounted for at fair value, with all changes in fair value (realized or unrealized) recognized in earnings. The adjustments to Core Earnings outlined above are also applied to the GAAP earnings of our unconsolidated entities.  Core other income increased by $26.8 million, primarily reflecting a $14.3 million increase in gains on sales of CMBS, a $12.9 million increased gain on settlement of derivatives which principally hedge our interest rate risk on our conduit loans and an $8.7 million increase in gains on sales of conduit loans, all partially offset by an $11.8 million decrease in gain on sale of investments and other assets primarily reflecting the absence of a significant gain on the sale of a commercial real estate asset in 2015.

Income taxes, which principally relate to the operating results of our servicing and conduit businesses which are held in TRSs, decreased $7.0 million due to a decrease in the taxable income of our TRSs.

Property Segment

The Property Segment’s Core Earnings increased by $27.9 million, from $18.5 million during the year ended December 31, 2015 to $46.4 million during the year ended December 31, 2016. After making adjustments for the calculation of Core Earnings, revenues were $111.2 million, costs and expenses were $72.8 million and other income was $8.0 million.

Core revenues increased by $86.2 million in 2016 primarily due to an increase in rental income from the Woodstar and Ireland Portfolios.

Core costs and expenses increased by $54.6 million, primarily due to increases in rental related costs of $42.1 million, interest expense primarily on the secured financing for the Woodstar and Ireland Portfolios of $16.4 million and G&A expenses of $2.0 million, all partially offset by a $5.9 million decrease in acquisition and investment pursuit costs.

Core other income decreased by $3.7 million, primarily due to a decrease in equity in earnings from the Retail Fund.

Corporate

Core corporate costs and expenses increased by $2.9 million, from $177.0 million during the year ended December 31, 2015 to $179.9 million during the year ended December 31, 2016. This increase was primarily due to a $4.3 million increase in other corporate expenses, including acquisition and investment pursuit costs, and a $2.9 million increase in loss on extinguishment of debt, partially offset by a $4.3 million increase in other corporate income, including reimbursement received in 2016 related to a partnership guarantee arrangement.

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

Core costs and expenses increased by $13.3 million, principally due to an increase in interest expense associated with the various facilities utilized to fund the growth of our investment portfolio.  The outstanding balance of the Lending Segment’s secured financing agreements increased by $67.9 million in 2015.

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

Core revenues increased by $25.8 million in 2015, primarily due to increases of $32.8 million in interest income from our CMBS portfolio and $3.6 million in interest income on our conduit loans partially offset by a decrease of $11.4 million in servicing fees.  The treatment of CMBS interest income on a GAAP basis is complicated by our application of the ASC 810 consolidation rules. In an attempt to treat these securities similar to the trust’s other investment securities, we compute core interest income pursuant to an effective yield methodology. In doing so, we segregate the portfolio into various categories based on the components of the bonds’ cash flows and the volatility related to each of these components. We then accrete interest income on an effective yield basis using the components of cash flows that are reliably estimable. Other minor adjustments are made to reflect management’s expectations for other components of the projected cash flow stream.

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

Cash and Cash Equivalents

As of December 31, 2016, we had cash and cash equivalents of $615.5 million.

Cash Flows for the Year Ended December 31, 2016 (amounts in thousands)

		VIE	Excluding Investing
	GAAP	Adjustments	and Servicing VIEs
Net cash provided by operating activities	$556,630	$(170)	$556,460
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(2,815,333)	(44,800)	(2,860,133)
Proceeds from principal collections and sale of loans	3,047,931	—	3,047,931
Purchase of investment securities	(360,341)	(110,400)	(470,741)
Proceeds from sales and collections of investment securities	127,515	94,352	221,867
Real estate business combinations, net of cash acquired	(849,950)	(128,118)	(978,068)
Net cash flows from other investments and assets	46,850	(1,051)	45,799
Increase in restricted cash, net	(9,494)	—	(9,494)
Net cash used in investing activities	(812,822)	(190,017)	(1,002,839)
Cash Flows from Financing Activities:
Proceeds from borrowings	6,024,032	—	6,024,032
Principal repayments on and repurchases of borrowings	(5,266,115)	—	(5,266,115)
Payment of deferred financing costs	(37,304)	—	(37,304)
Proceeds from common stock issuances, net of offering costs	448,512	—	448,512
Payment of dividends	(458,351)	—	(458,351)
Contributions from non-controlling interests	11,387	—	11,387
Distributions to non-controlling interests	(6,934)	—	(6,934)
Purchase of treasury stock	(19,723)	—	(19,723)
Issuance of debt of consolidated VIEs	35,728	(35,728)	—
Repayment of debt of consolidated VIEs	(283,038)	283,038	—
Distributions of cash from consolidated VIEs	57,293	(57,293)	—
Net cash provided by financing activities	505,487	190,017	695,504
Net increase in cash and cash equivalents	249,295	(170)	249,125
Cash and cash equivalents, beginning of year	368,815	(978)	367,837
Effect of exchange rate changes on cash	(2,588)	—	(2,588)
Cash and cash equivalents, end of year	$615,522	$(1,148)	$614,374

The discussion below is on a non‑GAAP basis, after removing adjustments principally resulting from the consolidation of the Investing and Servicing Segment’s VIEs under ASC 810. These adjustments principally relate to (i) purchase of CMBS, loans and real estate from consolidated VIEs, which are reflected as repayments of VIE debt on a GAAP basis and (ii) principal collections of CMBS related to consolidated VIEs, which are reflected as VIE distributions on a GAAP basis. There is no significant net impact to cash flows from operations or to overall cash resulting from these consolidations. Refer to Note 2 of our Consolidated Financial Statements for further discussion.

Cash and cash equivalents increased by $249.1 million during the year ended December 31, 2016, reflecting net cash provided by operating activities of $556.5 million and net cash provided by financing activities of $695.5 million, partially offset by net cash used in investing activities of $1.0 billion.

Net cash provided by operating activities of $556.5 million for the year ended December 31, 2016 related primarily to cash interest income of $554.1 million from our loan origination and conduit programs, plus cash interest income on investment securities of $174.6 million. Servicing fees provided cash of $145.7 million, net rental income provided cash of $84.1 million and other income provided $26.0 million. Offsetting these revenues were cash interest expense of $185.1 million, general and administrative expenses of $109.8 million, management fees of $80.3 million, a net change in operating assets and liabilities of $29.6 million, acquisition and investment pursuit costs of $13.5 million and income tax payments of $9.7 million.

Net cash used in investing activities of $1.0 billion for the year ended December 31, 2016 related primarily to the origination and acquisition of new loans held-for-investment of $2.9 billion, the purchase of real estate property of $978.1 million and the purchase of investment securities of $470.7 million, partially offset by proceeds received from principal collections and sales of loans of $3.0 billion and investment securities of $221.9 million

Net cash provided by financing activities of $695.5 million for the year ended December 31, 2016 related primarily to net borrowings after repayments of our secured and unsecured debt of $757.9 million and net proceeds from common stock offerings of $448.5 million, partially offset by dividend distributions of $458.3 million, payment of deferred financing costs of $37.3 million and share repurchases of $19.7 million.

Financing Arrangements

We utilize a variety of financing arrangements to finance certain assets. We generally utilize three types of financing arrangements:

1)

Repurchase Agreements:  Repurchase agreements effectively allow us to borrow against loans and securities that we own. Under these agreements, we sell our loans and securities to a counterparty and agree to repurchase the same loans and securities from the counterparty at a price equal to the original sales price plus interest. The counterparty retains the sole discretion over both whether to purchase the loan and security from us and, subject to certain conditions, the market value of such loan or security for purposes of determining whether we are required to pay margin to the counterparty. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, we would be required to repay any amounts borrowed in excess of the product of (i) the revised market value multiplied by (ii) the applicable advance rate. During the term of a repurchase agreement, we receive the principal and interest on the related loans and securities and pay interest to the counterparty. As of December 31, 2016, we have various repurchase agreements, with details referenced in the table provided below.

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

4)

Secured Property Financings:  We use long-term mortgage facilities from commercial lenders and government sponsors of affordable housing loans to finance many of the investment properties that we hold.  These facilities accrue interest at either fixed or floating rates.  We typically hedge our exposure to floating interest rate changes on these facilities through the use of interest rate swap and cap derivatives.

The following table is a summary of our secured financing facilities as of December 31, 2016 (dollars in thousands):

					Pledged				Approved
					Asset	Maximum			but	Unallocated
	Current	Extended			Carrying	Facility		Outstanding	Undrawn	Financing
	Maturity	Maturity (a)	Pricing		Value	Size		Balance	Capacity (b)	Amount (c)
Lender 1 Repo 1	(d)	(d)	LIBOR + 1.75% to 5.75%		$1,645,064	$2,000,000	(e)	$944,712	$298,349	$756,939
Lender 2 Repo 1	Oct 2017	Oct 2020	LIBOR + 1.75% to 2.75%		387,528	500,000		132,941	150,848	216,211
Lender 3 Repo 1	May 2017	May 2019	LIBOR + 2.50% to 2.85%		110,401	78,288		78,288	—	—
Lender 4 Repo 2	Dec 2018	Dec 2020	LIBOR + 2.00% to 2.50%		484,072	1,000,000	(f)	166,394	191,192	642,414
Lender 6 Repo 1	Aug 2019	N/A	LIBOR + 2.50% to 2.75%		376,953	500,000		182,586	77,938	239,476
Lender 6 Repo 2	Nov 2019	Nov 2020	GBP LIBOR + 2.75%		173,621	121,509		121,509	—	—
Lender 9 Repo 1	Dec 2017	Dec 2018	LIBOR + 1.65%		378,152	283,575		283,575	—	—
Lender 7 Secured Financing	Jul 2018	Jul 2019	LIBOR + 2.75%	(g)	86,650	650,000	(h)	—	—	650,000
Lender 8 Secured Financing	Aug 2019	N/A	LIBOR + 4.00%		66,243	75,000		43,555	—	31,445
Conduit Repo 2	Nov 2017	N/A	LIBOR + 2.25%		20,035	150,000		14,944	—	135,056
Conduit Repo 3	Feb 2018	Feb 2019	LIBOR + 2.10%		—	150,000		—	—	150,000
Conduit Repo 4	Oct 2017	Oct 2020	LIBOR + 2.25%		—	100,000		—	—	100,000
MBS Repo 1	(i)	(i)	LIBOR + 1.90%		31,840	21,052		21,052	—	—
MBS Repo 2	Jun 2020	N/A	LIBOR/EURIBOR + 2.00% to 2.95%		329,667	239,434		239,434	—	—
MBS Repo 3	(j)	(j)	LIBOR + 1.37% to 2.00%		411,173	285,209		285,209	—	—
MBS Repo 4	(k)	N/A	LIBOR + 1.20% to 1.90%		188,670	225,000		5,633	104,708	114,659
Investing and Servicing Segment Property Mortgages	Feb 2018 to Jun 2026	N/A	Various		218,156	168,811		164,611	—	4,200
Ireland Portfolio Mortgage	May 2020	N/A	EURIBOR + 1.69%		450,158	309,246		309,246	—	—
Woodstar Portfolio Mortgages	Nov 2025 to Oct 2026	N/A	3.72% to 3.97%		376,653	276,748		276,748	—	—
Woodstar Portfolio Government Financing	Mar 2026 to Jun 2049	N/A	1.00% to 5.00%		314,441	135,584		135,584	—	—
Medical Office Portfolio Mortgages	Dec 2021	Dec 2023	LIBOR + 2.50%	(l)	767,540	524,499		491,197	—	33,302
Term Loan A	Dec 2020	Dec 2021	LIBOR + 2.25%	(g)	1,095,189	300,000		300,000	—	—
Revolving Secured Financing	Dec 2020	Dec 2021	LIBOR + 2.25%	(g)	—	100,000		—	—	100,000
					$7,912,206	$8,193,955		4,197,218	$823,035	$3,173,702
Unamortized premium, net								2,640
Unamortized deferred financing costs								(45,732)
								$4,154,126

(a)	Subject to certain conditions as defined in the respective facility agreement.

(b)	Approved but undrawn capacity represents the total draw amount that has been approved by the lender related to those assets that have been pledged as collateral, less the drawn amount.

(c)	Unallocated financing amount represents the maximum facility size less the total draw capacity that has been approved by the lender.

(d)

Maturity date for borrowings collateralized by loans is September 2018 before extension options and September 2021 assuming exercise of extension options.  Borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions and not to exceed September 2025.

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

(i)

Facility carries a rolling 11 month term which may reset monthly with the lender’s consent not to exceed December 2018. This facility carries no maximum facility size.  Amount herein reflects the outstanding balance as of December 31, 2016.

(j)

Facility carries a rolling 12 month term which may reset monthly with the lender’s consent. Current maturity is December 2017. This facility carries no maximum facility size. Amount herein reflects the outstanding balance as of December 31, 2016.

(k)	The date that is 270 days after the buyer delivers notice to seller, subject to a maximum date of May 2018.

(l)	Subject to a 25 basis point floor.

Refer to Note 10 of our Consolidated Financial Statements for a detailed discussion of new secured credit facilities and amendments to existing credit facilities entered into during the year ended December 31, 2016.

Variance between Average and Quarter‑End Credit Facility Borrowings Outstanding

The following tables compare the average amount outstanding under our secured financing agreements during each quarter and the amount outstanding as of the end of each quarter, together with an explanation of significant variances (amounts in thousands):

		Weighted-Average		Explanations
	Quarter-End	Balance During		for Significant
Quarter Ended	Balance	Quarter	Variance	Variances
March 31, 2016	$4,516,008	$4,227,953	$288,055	(a)
June 30, 2016	4,507,395	4,298,538	208,857	(b)
September 30, 2016	4,161,287	4,323,361	(162,074)	(c)
December 31, 2016	4,197,218	4,073,485	123,733	(d)

(a)	Variance primarily due to the following: (i) $196.3 million drawn on the Lender 1 Repo 1 facility in March 2016; and (ii) $27.2 million drawn on the MBS Repo 3 facility in March 2016.

(b)	Variance primarily due to the following: (i) $137.7 million drawn on the MBS Repo 2 facility in June 2016; and (ii) $85.0 million drawn on the MBS Repo 4 facility in June 2016.

(c)

Variance primarily due to the following: (i) $130.3 million pay down on the Conduit Repo 3 facility in September 2016; and (ii) $71.3 million pay down on the Lender 4 Repo 2 facility in September 2016.

(d)

Variance primarily due to the following: (i) $491.2 million drawn on Medical Office Portfolio Mortgages in December 2016; (ii) $300.0 million drawn on the Term Loan A facility in December 2016; and (iii) $283.6 million drawn on the Lender 9 Repo 1 facility in December 2016; partially offset by (iv) $653.2 million pay down of the former Term Loan B facility in December 2016.

		Weighted-Average		Explanations
	Quarter-End	Balance During		for Significant
Quarter Ended	Balance	Quarter	Variance	Variances
March 31, 2015	$3,711,834	$3,455,082	$256,752	(a)
June 30, 2015	3,579,503	3,509,209	70,294	(b)
September 30, 2015	3,682,274	3,581,082	101,192	(c)
December 31, 2015	4,019,035	3,809,666	209,369	(d)

(a)

Variance primarily due to the following: (i) $131.7 million drawn on the MBS Repo 3 facility in March 2015; (ii) $67.7 million drawn on the Lender 1 Repo 1 facility in March 2015; and (iii) $63.1 million drawn on Lender 2 Repo 1 facility in March 2015.

(b)

Variance primarily due to the following: (i) $245.6 million drawn on the Ireland Portfolio Mortgage in May 2015; partially offset by (ii) $82.0 million repaid on the Lender 7 Secured Financing facility in May 2015.

(c)	Variance primarily due to the following: (i) $83.0 million drawn on Ireland Portfolio Mortgage in July 2015; and (ii) $40.6 million draw on the former Conduit Repo 1 in September 2015.

(d)Variance primarily due to the following: (i) $139.6 million drawn on the Lender 6 Repo 1 facility in December 2015; and (ii) $100.7 million of Woodstar Portfolio Mortgages in December 2015.

Borrowings under Unsecured Senior Notes

During both the years ended December 31, 2016 and 2015, the weighted average effective borrowing rate on our unsecured senior notes was 5.7%.  These effective borrowing rates include the effects of underwriter purchase discount and the adjustment for the conversion option on the convertible notes, the initial value of which reduced the balance of the notes.

Refer to Note 11 of our Consolidated Financial Statements for further disclosure regarding the issuances and terms of our unsecured senior notes.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities

The following scheduled and/or projected principal repayments on our investments were based upon the amounts outstanding and contractual terms of the financing facilities in effect as of December 31, 2016 (amounts in thousands):

	Scheduled Principal	Scheduled/Projected	Projected/Required	Scheduled Principal
	Repayments on Loans	Principal Repayments	Repayments of	Inflows Net of
	and HTM Securities	on RMBS and CMBS	Financing	Financing Outflows
First Quarter 2017	$220,312	$54,906	$(74,534)	$200,684
Second Quarter 2017	268,477	27,270	(18,775)	276,972
Third Quarter 2017	306,879	35,803	(149,112)	193,570
Fourth Quarter 2017	1,006,461	92,198	(850,944)	247,715
Total	$1,802,129	$210,177	$(1,093,365)	$918,941

In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

Issuances of Equity Securities

We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At December 31, 2016, we had 100,000,000 shares of preferred stock available for issuance and 240,713,079 shares of common stock available for issuance.

Refer to Note 17 of our Consolidated Financial Statements for a discussion of our issuances of equity securities during the year ended December 31, 2016.

Other Potential Sources of Financing

In the future, we may also use other sources of financing to fund the acquisition of our target assets, including other secured as well as unsecured forms of borrowing and sale of certain investment securities which no longer meet our return requirements.

Repurchases of Equity Securities and Convertible Senior Notes

In September 2014, our board of directors authorized and announced the repurchase of up to $250 million of our outstanding common stock over a period of one year. Subsequent amendments to the repurchase program approved by our board of directors in December 2014, June 2015 and January 2016 resulted in the program being (i) amended to increase maximum repurchases to $500.0 million, (ii) expanded to allow for the repurchase of our outstanding convertible senior notes under the program and (iii) extended through January 2017. Purchases made pursuant to the program are made in either the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are discretionary and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. During the year ended December 31, 2016, we repurchased $19.4 million aggregate principal amount of our 2017 Notes for $19.9 million. During the year ended December 31, 2016, we also repurchased $19.7 million of common stock under the repurchase program.  As of December 31, 2016, we had $262.2 million of remaining capacity to repurchase common stock and/or convertible senior notes under the repurchase program. Refer to Note 25 of our Consolidated Financial Statements for a discussion of subsequent events associated with our repurchase program.

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

The tax treatment for our aggregate distributions per share of common stock paid with respect to the 2016 tax year is as follows:

			Ordinary	Taxable
		Per Share	Taxable	Qualified	Capital Gain	Unrecaptured	Nondividend
Record Date	Payable Date	Dividend Paid	Dividends	Dividends	Distribution	1250 Gain	Distributions
12/31/2015	1/15/2016	$0.3294	$0.3117	$0.0268	$0.0177	$—	$—
3/31/2016	4/15/2016	0.4800	0.4543	0.0390	0.0257	—	—
6/30/2016	7/15/2016	0.4800	0.4543	0.0390	0.0257	—	—
9/30/2016	10/17/2016	0.4800	0.4543	0.0390	0.0257	—	—
12/30/2016	1/13/2017	0.0938	0.0888	0.0078	0.0050	—	—
		$1.8632	$1.7634	$0.1516	$0.0998	$—	$—

To the extent that total dividends for the 2016 tax year exceeded 2016 taxable income, the portion of the fourth quarter dividend paid in January of 2017 that is equal to such excess is treated as a 2017 dividend for federal tax purposes.

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

The amount of leverage we deploy for particular investments in our target assets depends upon our Manager’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. and European economy and commercial and residential mortgage markets, our outlook for the level, slope, and volatility of interest rates, the credit quality of our assets, the collateral underlying our assets, and our outlook for asset spreads relative to the LIBOR curve. Under our current repurchase agreements and bank credit facility, our total leverage may not exceed 75% of total assets (as defined), as adjusted to remove the impact of bona‑fide loan sales that are accounted for as financings and the consolidation of VIEs pursuant to GAAP. As of December 31, 2016, our total debt to assets ratio was 55.8%.

Contractual Obligations and Commitments

Contractual obligations as of December 31, 2016 are as follows (amounts in thousands):

		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Secured financings (a)	$4,197,218	$681,480	$1,309,657	$1,159,361	$1,046,720
Unsecured senior notes	2,053,229	411,885	941,344	700,000	—
Secured borrowings on transferred loans (b)	35,000	35,000	—	—	—
Loan funding commitments (c)	1,124,310	759,987	354,696	9,627	—
Future lease commitments	33,180	6,433	12,404	8,192	6,151
Total	$7,442,937	$1,894,785	$2,618,101	$1,877,180	$1,052,871

(a)	Includes available extension options.

(b)

These amounts relate to financial asset sales that were required to be accounted for as secured borrowings. As a result, the assets we sold remain on our consolidated balance sheet for financial reporting purposes. Such assets are expected to provide match funding for these liabilities.

(c)

Excludes $235.1 million of loan funding commitments in which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower either earlier than, or in excess of, expectations.

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

Significant judgment is required when evaluating loans for impairment; therefore, actual results over time could be materially different. Historically, this segment has not had any realized losses on individual loans. However, we have established a general loan loss allowance based on our risk classification of the loans in our portfolio, as discussed in Note 5 of our Consolidated Financial Statements. The general loan loss allowance was $9.8 million as of December 31, 2016.

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

Whereas, if the OTTI has resulted from our conclusion that we will not recover our cost basis even if we do not intend to sell the security or do not believe it is more likely than not that we will be required to sell the security before recovering our cost basis, only the credit loss portion of the impairment is recorded in earnings, and the portion of the loss related to other factors, such as changes in interest rates, continues to be recognized in accumulated other comprehensive income. Determining whether there is an OTTI may require us to exercise significant judgment and make significant assumptions, including, but not limited to, estimated cash flows, estimated prepayments, loss assumptions, and assumptions regarding changes in interest rates. As a result, actual OTTI losses could differ from reported amounts. Such judgments and assumptions are based upon a number of factors, including (i) credit of the issuer or the borrowers, (ii) credit rating of the security, (iii) key terms of the security, (iv) performance of the loan or underlying loans, including debt service coverage and loan‑to‑value ratios, (v) the value of the collateral for the loan or underlying loans, (vi) the effect of local, industry, and broader economic factors, and (vii) the historical and anticipated trends in defaults and loss severities for similar securities. As of December 31, 2016, we held $253.9 million of available‑for‑sale RMBS which had gross unrealized gains of $45.1 million and $0.2 million of unrealized losses. We also had $510.0 million of held‑to‑maturity securities which had gross unrealized losses of $8.6 million and gross unrealized gains of $2.8 million as of December 31, 2016. There were no OTTI charges recognized during the years ended December 31, 2016 and 2015. We recognized OTTI charges against earnings with respect to our investment securities of $0.3 million during the year ended December 31, 2014.

Valuation of Financial Assets and Liabilities Carried at Fair Value

We measure our VIE assets and liabilities, mortgage‑backed securities, derivative assets and liabilities, domestic servicing rights intangible asset and any assets or liabilities where we have elected the fair value option at fair value. When actively quoted observable prices are not available, we either use implied pricing from similar assets and liabilities or valuation models based on net present values of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors. See Note 20 of our Consolidated Financial Statements for details regarding the various methods and inputs we use in measuring the fair value of our financial assets and liabilities. As of December 31, 2016, we had $67.6 billion and $66.1 billion of financial assets and liabilities, respectively, that are measured at fair value, including $67.1 billion of VIE assets and $66.1 billion of VIE liabilities we consolidate pursuant to ASC 810.

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

Derivative Instruments and Hedging Activities

We record all derivatives on our consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on whether we have elected to designate a derivative in a hedging relationship and have satisfied the criteria necessary to apply hedge accounting under GAAP. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We regularly enter into derivative contracts that are intended to economically hedge certain of our risks, even though the transactions may not qualify for, or we may not elect to pursue, hedge accounting. In such cases, changes in the fair value of the derivatives are recorded in earnings. The designation of derivative contracts as hedges, the measurement of their effectiveness, and the estimate of the fair value of the contracts all may involve significant judgments by our management, and changes to those judgments could significantly impact our reported results of operations. As of December 31, 2016, we had $89.4 million of derivative assets and $3.9 million of derivative liabilities. We recognized net gains on derivatives of $70.7 million, $21.6 million and $20.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had less than $0.1 million of net unrecognized losses on derivatives designated as hedges.

Goodwill Impairment

Our goodwill at December 31, 2016 of $140.4 million represents the excess of consideration transferred over the fair value of LNR’s net assets acquired on April 19, 2013. In testing goodwill for impairment, we follow ASC 350, Intangibles—Goodwill and Other, which permits a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill. If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill, then no impairment is determined to exist for the reporting unit. However, if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value including goodwill, we compare the fair value of that reporting unit with its carrying value, including goodwill (“Step One”). If the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired with the impairment loss equal to the amount by which the carrying value of the goodwill exceeds the implied fair value of that goodwill.

Based on our qualitative assessment during the 2016 fourth quarter, we believe that the Investing and Servicing Segment reporting unit to which all of our goodwill was attributed is not currently at risk of failing Step One of the impairment test. This qualitative assessment required judgment to be applied in evaluating the effects of multiple factors, including actual and projected financial performance of the reporting unit, macroeconomic conditions, industry and market conditions, and relevant entity specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill.

Property Impairment

We review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the carrying amount of the property to the undiscounted future net cash flows it is expected to generate. If such carrying amount exceeds the expected undiscounted future net cash flows, we adjust the carrying amount of the property to its estimated fair value. The estimation of future net cash flows and fair values of our properties involves significant judgments by our management, and changes to these judgments could significantly impact our reported results of operation. As of December 31, 2016 we held properties with a carrying value of $1.9 billion, none of which we determined were impaired at any point during the year ended December 31, 2016.

Impairment of Investments in Unconsolidated Entities

Investments in unconsolidated entities are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods and available information at the time the analyses are prepared. As of December 31, 2016, we held investments in unconsolidated entities with a carrying value of $204.6 million, none of which we determined were impaired at any point during the year ended December 31, 2016.

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

We seek to further manage credit risk associated with our Investing and Servicing Segment loans held‑for‑sale through the purchase of credit index instruments. The following table presents our credit index instruments as of December 31, 2016 and December 31, 2015 (dollars in thousands):

	Face Value of	Aggregate Notional Value of	Number of
	Loans Held-for-Sale	Credit Index Instruments	Credit Index Instruments
December 31, 2016	$63,065	$14,000	4
December 31, 2015	$203,710	$40,000	11

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations such as repurchase agreements, bank credit facilities, term loans, revolving facilities and securitizations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we mitigate such interest rate risk through the utilization of interest rate derivatives of the same duration. The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of December 31, 2016 and 2015 (dollars in thousands):

		Aggregate Notional
	Face Value of	Value of Interest	Number of Interest
	Hedged Instruments	Rate Derivatives	Rate Derivatives
Instrument hedged as of December 31, 2016
Loans held-for-investment	$8,000	$8,000	1
Loans held-for-sale	63,065	50,900	18
RMBS, available-for-sale	399,883	69,000	2
Secured financing agreements	1,011,067	1,003,064	18
	$1,482,015	$1,130,964	39
Instrument hedged as of December 31, 2015
Loans held-for-investment	$8,000	$8,000	1
Loans held-for-sale	203,710	162,700	27
RMBS, available-for-sale	233,976	74,000	3
Secured financing agreements	518,505	519,142	14
	$964,191	$763,842	45

The following table summarizes the estimated annual change in net investment income for our LIBOR‑based investments and our LIBOR‑based debt assuming increases or decreases in LIBOR and adjusted for the effects of our interest rate hedging activities (amounts in thousands, except per share data):

	Variable-rate
	investments and	3.0%	2.0%	1.0%	1.0%
Income (Expense) Subject to Interest Rate Sensitivity	indebtedness	Increase	Increase	Increase	Decrease (1)
Investment income from variable-rate investments	$5,880,780	$199,434	$130,581	$63,184	$(35,019)
Interest expense from variable-rate debt	(3,700,720)	(111,022)	(74,014)	(37,007)	27,329
Net investment income from variable rate instruments	$2,180,060	$88,412	$56,567	$26,177	$(7,690)
Impact per diluted shares outstanding		$0.34	$0.22	$0.10	$(0.03)

(1)	Assumes LIBOR does not go below 0%.

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

The following table represents our current currency hedge exposure as it relates to our investments denominated in foreign currencies, along with the aggregate notional amount of the hedges in place (amounts in thousands except for number of contracts, using the December 31, 2016 pound sterling (“GBP”) closing rate of 1.2336, Euro (“EUR”) closing rate of 1.0519, Swedish Krona (“SEK”) closing rate of 0.1098, Norwegian Krone (“NOK”) closing rate of 0.1158 and Danish Krone (“DKK”) closing rate of 0.1416):

Carrying Value of Net Investment	Local Currency	Number of Foreign Exchange Contracts		Aggregate Notional Value of Hedges Applied	Expiration Range of Contracts
$86,384	GBP	24		$88,051	January 2017 – March 2017
118,704	GBP	24		131,953	January 2018
17,141	GBP	92		21,177	January 2017 – June 2019
26,351	EUR	8		33,896	March 2017 – December 2018
5,003	EUR, DKK, NOK, SEK	4		5,455	September 2017
17,683	EUR	8		22,613	February 2017 – November 2018
52,112	GBP	15		73,088	May 2017 – July 2020
1,552	GBP	2		2,103	June 2017 – March 2018
144,279	EUR	42	(1)	251,657	March 2017 – June 2020
12,177	GBP	6		12,262	January 2017 – January 2018
$481,386		225		$642,255

(1)	These foreign exchange contracts hedge our Euro currency exposure created by our acquisition of the Ireland Portfolio.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Starwood Property Trust, Inc.

Greenwich, Connecticut

We have audited the accompanying consolidated balance sheets of Starwood Property Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Starwood Property Trust, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants
Miami, Florida February 23, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Starwood Property Trust, Inc.

Greenwich, Connecticut

We have audited the internal control over financial reporting of Starwood Property Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2016 of the Company and our report dated February 23, 2017 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

February 23, 2017

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	As of December 31,
	2016	2015
Assets:
Cash and cash equivalents	$615,522	$368,815
Restricted cash	35,233	23,069
Loans held-for-investment, net	5,847,995	5,973,079
Loans held-for-sale, at fair value	63,279	203,865
Loans transferred as secured borrowings	35,000	86,573
Investment securities ($297,638 and $403,703 held at fair value)	807,618	724,947
Properties, net	1,944,720	919,225
Intangible assets ($55,082 and $119,698 held at fair value)	219,248	201,570
Investment in unconsolidated entities	204,605	199,201
Goodwill	140,437	140,437
Derivative assets	89,361	45,091
Accrued interest receivable	28,224	34,314
Other assets	101,763	102,479
Variable interest entity (“VIE”) assets, at fair value	67,123,261	76,675,689
Total Assets	$77,256,266	$85,698,354
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$198,134	$156,805
Related-party payable	37,818	40,955
Dividends payable	125,075	114,947
Derivative liabilities	3,904	5,196
Secured financing agreements, net	4,154,126	3,980,699
Unsecured senior notes, net	2,011,544	1,323,795
Secured borrowings on transferred loans	35,000	88,000
VIE liabilities, at fair value	66,130,592	75,817,014
Total Liabilities	72,696,193	81,527,411
Commitments and contingencies (Note 22)
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 263,893,806 issued and 259,286,921 outstanding as of December 31, 2016 and 241,044,775 issued and 237,490,779 outstanding as of December 31, 2015	2,639	2,410
Additional paid-in capital	4,691,180	4,192,844
Treasury stock (4,606,885 shares and 3,553,996 shares)	(92,104)	(72,381)
Accumulated other comprehensive income	36,138	29,729
Accumulated deficit	(115,579)	(12,286)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,522,274	4,140,316
Non-controlling interests in consolidated subsidiaries	37,799	30,627
Total Equity	4,560,073	4,170,943
Total Liabilities and Equity	$77,256,266	$85,698,354

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	For the Year Ended December 31,
	2016	2015	2014
Revenues:
Interest income from loans	$467,195	$477,931	$434,662
Interest income from investment securities	70,848	93,665	112,016
Servicing fees	88,956	117,068	135,565
Rental income	152,760	36,622	9,831
Other revenues	4,908	10,591	10,801
Total revenues	784,667	735,877	702,875
Costs and expenses:
Management fees	117,451	124,733	117,732
Interest expense	230,799	202,550	161,104
General and administrative	152,941	154,628	169,661
Acquisition and investment pursuit costs	13,462	13,429	3,681
Costs of rental operations	65,101	11,542	5,938
Depreciation and amortization	66,786	29,010	16,627
Loan loss allowance, net	3,759	(2)	2,047
Other expense	100	389	7,219
Total costs and expenses	650,399	536,279	484,009
Income before other income, income taxes and non-controlling interests	134,268	199,598	218,866
Other income:
Change in net assets related to consolidated VIEs	151,593	185,490	212,506
Change in fair value of servicing rights	(47,149)	(12,605)	(16,787)
Change in fair value of investment securities, net	(1,401)	3,084	15,077
Change in fair value of mortgage loans held-for-sale, net	74,251	64,320	70,420
Earnings from unconsolidated entities	21,723	26,674	19,932
Gain on sale of investments and other assets, net	1,942	22,664	12,886
Gain on derivative financial instruments, net	70,734	21,598	20,451
Foreign currency loss, net	(33,967)	(37,221)	(29,942)
Total other-than-temporary impairment (“OTTI”)	(782)	(12)	(1,788)
Noncredit portion of OTTI recognized in other comprehensive income	54	12	732
Net impairment losses recognized in earnings	(728)	—	(1,056)
Loss on extinguishment of debt	(8,781)	(5,921)	—
Other income, net	13,510	1,708	3,832
Total other income	241,727	269,791	307,319
Income from continuing operations before income taxes	375,995	469,389	526,185
Income tax provision	(8,344)	(17,206)	(24,096)
Income from continuing operations	367,651	452,183	502,089
Loss from discontinued operations, net of tax (Note 3)	—	—	(1,551)
Net income	367,651	452,183	500,538
Net income attributable to non-controlling interests	(2,465)	(1,486)	(5,517)
Net income attributable to Starwood Property Trust, Inc.	$365,186	$450,697	$495,021

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic:
Income from continuing operations	$1.52	$1.92	$2.29
Loss from discontinued operations	—	—	(0.01)
Net income	$1.52	$1.92	$2.28
Diluted:
Income from continuing operations	$1.50	$1.91	$2.25
Loss from discontinued operations	—	—	(0.01)
Net income	$1.50	$1.91	$2.24

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	For the Year Ended December 31,
	2016	2015	2014
Net income	$367,651	$452,183	$500,538
Other comprehensive income (loss) (net change by component):
Cash flow hedges	39	32	507
Available-for-sale securities	7,622	(22,883)	(6,376)
Foreign currency remeasurement	(1,252)	(3,316)	(13,684)
Other comprehensive gain (loss)	6,409	(26,167)	(19,553)
Comprehensive income	374,060	426,016	480,985
Less: Comprehensive income attributable to non-controlling interests	(2,465)	(1,486)	(5,517)
Comprehensive income attributable to Starwood Property Trust, Inc.	$371,595	$424,530	$475,468

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(Amounts in thousands, except share data)

								Total
								Starwood
							Accumulated	Property
	Common stock		Additional				Other	Trust, Inc.	Non-
		Par	Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’	Controlling	Total
	Shares	Value	Capital	Shares	Amount	Deficit	Income	Equity	Interests	Equity
Balance, January 1, 2014	196,139,045	$1,961	$4,300,479	625,850	$(10,642)	$(84,719)	$75,449	$4,282,528	$44,605	$4,327,133
Proceeds from public offering of common stock	25,300,000	253	564,442	—	—	—	—	564,695	—	564,695
Proceeds from ATM Agreement	1,512,925	16	36,156	—	—	—	—	36,172	—	36,172
Proceeds from DRIP Plan	5,612	—	131	—	—	—	—	131	—	131
Equity offering costs	—	—	(1,535)	—	—	—	—	(1,535)	—	(1,535)
Common stock repurchased	—	—	—	587,900	(12,993)	—	—	(12,993)	—	(12,993)
Convertible senior notes	—	—	15,568	—	—	—	—	15,568	—	15,568
Share-based compensation	1,324,674	13	28,609	—	—	—	—	28,622	—	28,622
Manager incentive fee paid in stock	469,797	5	11,118	—	—	—	—	11,123	—	11,123
Net income	—	—	—	—	—	495,021	—	495,021	5,517	500,538
Dividends declared, $1.92 per share	—	—	—	—	—	(419,680)	—	(419,680)	—	(419,680)
Spin-off of SWAY	—	—	(1,119,243)	—	—	—	—	(1,119,243)	(1,594)	(1,120,837)
Other comprehensive loss, net	—	—	—	—	—	—	(19,553)	(19,553)	—	(19,553)
VIE non-controlling interests	—	—	—	—	—	—	—	—	141	141
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	7,267	7,267
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(33,880)	(33,880)
Balance, December 31, 2014	224,752,053	$2,248	$3,835,725	1,213,750	$(23,635)	$(9,378)	$55,896	$3,860,856	$22,056	$3,882,912
Proceeds from public offering of common stock	13,800,000	138	326,004	—	—	—	—	326,142	—	326,142
Proceeds from DRIP Plan	12,670	—	286	—	—	—	—	286	—	286
Equity offering costs	—	—	(945)	—	—	—	—	(945)	—	(945)
Common stock repurchased	—	—	—	2,340,246	(48,746)	—	—	(48,746)	—	(48,746)
Equity component of 2019 Convertible Senior Notes repurchase	—	—	(17,727)	—	—	—	—	(17,727)	—	(17,727)
Share-based compensation	1,734,642	17	32,129	—	—	—	—	32,146	—	32,146
Manager incentive fee paid in stock	745,410	7	17,372	—	—	—	—	17,379	—	17,379
Net income	—	—	—	—	—	450,697	—	450,697	1,486	452,183
Dividends declared, $1.92 per share	—	—	—	—	—	(453,605)	—	(453,605)	—	(453,605)
Other comprehensive loss, net	—	—	—	—	—	—	(26,167)	(26,167)	—	(26,167)
VIE non-controlling interests	—	—	—	—	—	—	—	—	2,232	2,232
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	6,974	6,974
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(2,121)	(2,121)
Balance, December 31, 2015	241,044,775	$2,410	$4,192,844	3,553,996	$(72,381)	$(12,286)	$29,729	$4,140,316	$30,627	$4,170,943
Proceeds from public offering of common stock	20,470,000	205	448,620	—	—	—	—	448,825	—	448,825
Proceeds from DRIP Plan	19,451	—	405	—	—	—	—	405	—	405
Equity offering costs	—	—	(778)	—	—	—	—	(778)	—	(778)
Common stock repurchased	—	—	—	1,052,889	(19,723)	—	—	(19,723)	—	(19,723)
Equity component of 2017 Convertible Senior Notes repurchase	—	—	(355)	—	—	—	—	(355)	—	(355)
Share-based compensation	1,427,027	15	32,618	—	—	—	—	32,633	—	32,633
Manager incentive fee paid in stock	932,553	9	17,826	—	—	—	—	17,835	—	17,835
Net income	—	—	—	—	—	365,186	—	365,186	2,465	367,651
Dividends declared, $1.92 per share	—	—	—	—	—	(468,479)	—	(468,479)	—	(468,479)
Other comprehensive income, net	—	—	—	—	—	—	6,409	6,409	—	6,409
VIE non-controlling interests	—	—	—	—	—	—	—	—	254	254
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	11,387	11,387
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(6,934)	(6,934)
Balance, December 31, 2016	263,893,806	$2,639	$4,691,180	4,606,885	$(92,104)	$(115,579)	$36,138	$4,522,274	$37,799	$4,560,073

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$367,651	$452,183	$500,538
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs, premiums and discounts on secured financing agreements and secured borrowings on transferred loans	16,190	14,617	10,854
Amortization of discounts and deferred financing costs on senior notes	21,667	20,832	14,665
Accretion of net discount on investment securities	(16,527)	(24,556)	(25,023)
Accretion of net deferred loan fees and discounts	(48,384)	(36,862)	(21,286)
Share-based compensation	32,633	32,146	28,622
Share-based component of incentive fees	17,835	17,379	11,123
Change in fair value of fair value option investment securities	1,401	(3,084)	(15,077)
Change in fair value of consolidated VIEs	28,734	45,646	(52,559)
Change in fair value of servicing rights	47,149	12,605	16,787
Change in fair value of loans held-for-sale	(74,251)	(64,320)	(70,420)
Change in fair value of derivatives	(75,122)	(28,549)	(24,646)
Foreign currency loss, net	33,660	37,110	29,366
Gain on sale of investments and other assets	(1,942)	(22,664)	(13,829)
Other-than-temporary impairment	728	—	1,056
Loan loss allowance, net	3,759	(2)	2,047
Depreciation and amortization	61,571	27,232	16,622
Earnings from unconsolidated entities	(21,723)	(26,674)	(19,932)
Distributions of earnings from unconsolidated entities	19,983	23,082	15,245
Bargain purchase gain	(8,406)	—	—
Loss on extinguishment of debt	8,781	5,921	—
Origination and purchase of loans held-for-sale, net of principal collections	(1,669,543)	(1,848,141)	(1,785,050)
Proceeds from sale of loans held-for-sale	1,884,352	2,100,216	1,670,522
Changes in operating assets and liabilities:
Related-party payable, net	(3,137)	204	22,958
Accrued and capitalized interest receivable, less purchased interest	(76,071)	(65,972)	(52,514)
Other assets	12,383	(28,485)	1,591
Accounts payable, accrued expenses and other liabilities	(6,741)	(27,358)	(40,951)
Net cash provided by operating activities	556,630	612,506	220,709
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(2,815,333)	(2,360,225)	(3,034,696)
Proceeds from principal collections on loans	2,665,050	1,552,422	1,192,823
Proceeds from loans sold	382,881	637,124	501,988
Purchase of investment securities	(360,341)	(182,018)	(189,422)
Proceeds from sales of investment securities	18,725	6,410	100,166
Proceeds from principal collections on investment securities	108,790	428,569	54,295
Real estate business combinations, net of cash acquired	(849,950)	(555,051)	—
Proceeds from sale of properties	—	35,576	1,784
Additions to properties and other assets	(15,963)	(1,920)	(37,879)
Investment in unconsolidated entities	(11,148)	(32,436)	(183,043)
Distribution of capital from unconsolidated entities	15,895	30,855	62,013
Payments for purchase or termination of derivatives	(27,820)	(27,054)	(19,928)
Proceeds from termination of derivatives	85,614	36,547	5,996
Return of investment basis in purchased derivative asset	272	337	1,513
(Increase) decrease in restricted cash, net	(9,494)	30,069	2,268
Spin-off of Starwood Waypoint Residential Trust	—	—	(111,960)
Acquisition and improvement of single family homes	—	—	(61,901)
Proceeds from sale of non-performing loans	—	—	1,153
Net cash used in investing activities	(812,822)	(400,795)	(1,714,830)

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(Amounts in thousands)

	For the Year Ended December 31,
	2016	2015	2014
Cash Flows from Financing Activities:
Proceeds from borrowings	$6,024,032	$4,856,319	$4,742,285
Principal repayments on and repurchases of borrowings	(5,266,115)	(4,335,654)	(3,419,957)
Payment of deferred financing costs	(37,304)	(21,701)	(16,514)
Proceeds from common stock issuances	449,230	326,428	600,998
Payment of equity offering costs	(718)	(945)	(1,535)
Payment of dividends	(458,351)	(446,847)	(401,661)
Contributions from non-controlling interests	11,387	71	—
Distributions to non-controlling interests	(6,934)	(2,121)	(33,880)
Purchase of treasury stock	(19,723)	(48,746)	(12,993)
Issuance of debt of consolidated VIEs	35,728	9,132	89,354
Repayment of debt of consolidated VIEs	(283,038)	(464,243)	(136,115)
Distributions of cash from consolidated VIEs	57,293	34,724	27,531
Net cash provided by (used in) financing activities	505,487	(93,583)	1,437,513
Net increase (decrease) in cash and cash equivalents	249,295	118,128	(56,608)
Cash and cash equivalents, beginning of year	368,815	255,187	317,627
Effect of exchange rate changes on cash	(2,588)	(4,500)	(5,832)
Cash and cash equivalents, end of year	$615,522	$368,815	$255,187
Supplemental disclosure of cash flow information:
Cash paid for interest	$185,053	$160,386	$131,917
Income taxes paid	9,742	29,171	34,611
Supplemental disclosure of non-cash investing and financing activities:
Fair value of assets acquired, net of cash	$1,043,112	$883,172	$—
Fair value of liabilities assumed	184,756	328,121	—
Net assets acquired from consolidated VIEs	181,715	125,309	—
Net assets divested of Europe servicing and advisory business, net of cash	1,438	—	—
Equity interest acquired in Situs Group Holdings Corporation	12,234	—	—
Dividends declared, but not yet paid	125,075	114,947	108,189
Consolidation of VIEs (VIE asset/liability additions)	21,289,873	12,050,421	29,363,132
Deconsolidation of VIEs (VIE asset/liability reductions)	5,717,982	7,825,212	9,392,128
Settlement of loans transferred as secured borrowings	68,206	94,446	50,260
Unsettled derivative transactions	28,472	—	—
Net assets acquired through foreclosure	—	14,530	—
Net assets distributed in spin-off of Starwood Waypoint Residential Trust	—	—	1,008,377
Contributions from non-controlling interests	—	—	7,267

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2016

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

We have three reportable business segments as of December 31, 2016:

•

Real estate lending (the “Lending Segment”)—engages primarily in originating, acquiring, financing and managing commercial first mortgages, subordinated mortgages, mezzanine loans, preferred equity, CMBS, RMBS and other real estate and real estate-related debt investments in both the U.S. and Europe that are held for investment.

•

Real estate investing and servicing (the “Investing and Servicing Segment”)—includes (i) a servicing business in the U.S. that manages and works out problem assets, (ii) an investment business that selectively acquires and manages unrated, investment grade and non-investment grade rated CMBS, including subordinated interests of securitization and resecuritization transactions, (iii) a mortgage loan business which originates conduit loans for the primary purpose of selling these loans into securitization transactions, and (iv) an investment business that selectively acquires commercial real estate assets, including properties acquired from CMBS trusts. This segment excludes the consolidation of securitization variable interest entities (“VIEs”).

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

Our implementation of the ASU also resulted in the determination that certain entities in which we hold interests, which prior to the implementation of the ASU were not considered VIEs, are now considered VIEs as the limited partners of these entities do not collectively possess (i) the right to remove the general partner without cause or (ii) the right to participate in significant decisions made by the partnership.  The application of the ASU to these particular entities did not change our respective conclusions as to whether or not they should be consolidated.  We applied the provisions of this ASU using a modified retrospective approach which does not require the restatement of prior period financial statements.  There was no cumulative-effect adjustment to equity upon adoption.  Refer to Note 15 for further discussion of the impact of our implementation of ASU 2015-02.

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

We separately present the assets and liabilities of our consolidated securitization VIEs as individual line items on our consolidated balance sheets.  The liabilities of our consolidated securitization VIEs consist solely of obligations to the bondholders of the related CMBS trusts, and are thus presented as a single line item entitled “VIE liabilities.” The assets of our consolidated securitization VIEs consist principally of loans, but at times, also include foreclosed loans which have been temporarily converted into real estate owned (“REO”).  These assets in the aggregate are likewise presented as a single line item entitled “VIE assets.”

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

We have elected the fair value option for eligible financial assets and liabilities of our consolidated securitization VIEs, loans held‑for‑sale originated by the Investing and Servicing Segment’s conduit platform, purchased CMBS issued by VIEs we could consolidate in the future and certain investments in marketable equity securities. The fair value elections for VIE and securitization related items were made in order to mitigate accounting mismatches between the carrying value of the instruments and the related assets and liabilities that we consolidate at fair value. The fair value elections for mortgage loans held‑for‑sale originated by the Investing and Servicing Segment’s conduit platform were made due to the short‑term nature of these instruments. The fair value elections for investments in marketable equity securities were made because the shares are listed on an exchange, which allows us to determine the fair value using a quoted price from an active market.

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

Loans Held‑for‑Investment and Provision for Loan Losses

Loans that are held for investment are carried at cost, net of unamortized acquisition premiums or discounts, loan fees, and origination costs as applicable, unless the loans are deemed impaired. We evaluate each loan classified as held‑for‑investment for impairment at least quarterly. In connection with this evaluation, we assess the performance of each loan and assign a risk rating based on several factors, including risk of loss, loan-to-collateral value ratio (“LTV”), collateral performance, structure, exit plan, and sponsorship. Loans are rated “1” through “5”, from less risk to greater risk, in connection with this review.

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

Servicing Rights Intangibles

Our identifiable intangible assets include U.S. special servicing rights and, as of December 31, 2015, also included European servicing rights.  For the U.S. special servicing rights, we have elected to apply the fair value measurement method, which is necessary to conform to our election of the fair value option for measuring the assets and liabilities of the VIEs consolidated pursuant to ASC 810. For the European servicing rights, the amortization method was elected and the asset was amortized in proportion to and over the period of estimated net servicing income.

Lease Intangibles

In connection with our acquisition of properties, we recognized intangible lease assets and liabilities associated with certain noncancelable operating leases of the acquired properties. These intangible lease assets and liabilities include in-place lease intangible assets, favorable lease intangible assets and unfavorable lease liabilities.  In-place lease intangible assets reflect the acquired benefit of purchasing properties with in-place leases and are measured based on estimates of direct costs associated with leasing the property and lost rental income during projected lease-up and free rent periods, both of which are avoided due to the presence of in-place leases at the acquisition date. Favorable and unfavorable lease intangible assets and liabilities reflect the terms of in-place tenant leases being either favorable or unfavorable relative to market terms at the acquisition date.  The estimated fair values of our favorable and unfavorable lease assets and liabilities at the respective acquisition dates represent the discounted cash flow differential between the contractual cash flows of such leases and the estimated cash flows that comparable leases at market terms would generate. Our intangible lease assets and liabilities are recognized within intangible assets and other liabilities, respectively, in our consolidated balance sheet.  Our in-place lease intangible assets are amortized to amortization expense while our favorable and unfavorable lease intangible assets and liabilities where we are the lessor are amortized to rental income.  Favorable and unfavorable lease intangible assets and liabilities where we are the lessee are amortized to costs of rental operations, except in the case of our unfavorable lease liability associated with office space occupied by the Company, which is amortized to general and administrative expense.  Both our favorable and unfavorable lease intangible assets and liabilities are amortized over the remaining noncancelable term of the respective leases on a straight-line basis.

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

Goodwill

Goodwill is not amortized, but rather tested for impairment annually or more frequently if events or changes in circumstances indicate potential impairment. Goodwill at December 31, 2016 and 2015 represents the excess of the consideration paid in connection with the acquisition of LNR Property LLC (“LNR”) in April 2013 over the fair value of net assets acquired.

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

We cease accruing interest on non-performing loans at the earlier of (i) the loan becoming significantly past due or (ii) management concluding that a full recovery of all interest and principal is doubtful.  Interest income on non-accrual loans in which management expects a full recovery of the loan’s outstanding principal balance is only recognized when received in cash.  If a full recovery of principal is doubtful, the cost recovery method is applied whereby any cash received is applied to the outstanding principal balance of the loan.  A non-accrual loan is returned to accrual status at such time as the loan becomes contractually current and management believes all future principal and interest will be received according to the contractual loan terms.

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

Upon the sale of loans or securities which are not accounted for pursuant to the fair value option, the excess (or deficiency) of net proceeds over the net carrying value of such loans or securities is recognized as a realized gain (loss).

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

Rental Income

Rental income is recognized when earned from tenants. For leases that provide rent concessions or fixed escalations over the lease term, rental income is recognized on a straight-line basis over the noncancelable term of the lease.  In net lease arrangements, costs reimbursable from tenants are recognized in rental income in the period in which the related expenses are incurred as we are generally the primary obligor with respect to purchasing goods and services for property operations.  In instances where the tenant is responsible for property maintenance and repairs and contracts and settles such costs directly with third party service providers, we do not reflect those expenses in our consolidated statement of operations as the tenant is the primary obligor.

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

Deferred Financing Costs

Costs incurred in connection with debt issuance are capitalized and amortized to interest expense over the terms of the respective debt agreements. In accordance with ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30), effective January 1, 2016 we modified our presentation of deferred financing costs in our consolidated balance sheets to present such costs as a direct deduction from the carrying value of the related debt liability, consistent with debt discounts, rather than as a separate deferred asset as the previous guidance required. As required by this ASU, we applied this change retrospectively to our prior period consolidated balance sheet presentation.

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

Discontinued Operations

On January 31, 2014, we completed the spin-off of our former SFR segment to our stockholders as discussed in Note 3.  In accordance with ASC 205, Presentation of Financial Statements, the results of the SFR segment are presented within discontinued operations in our consolidated statement of operations for the year ended December 31, 2014.

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

Nearly all of the Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities.  Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities.  For the years ended December 31, 2016, 2015 and 2014, the two-class method resulted in the most dilutive EPS calculation.

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

Reclassifications

In connection with our implementation of ASU 2015-03 discussed above, we reclassified deferred financing costs of $38.3 million and $1.4 million previously reported in other assets to secured financing agreements, net and unsecured senior notes, net, respectively, within our consolidated balance sheet as of December 31, 2015.

Recent Accounting Developments

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, which establishes key principles by which an entity determines the amount and timing of revenue recognized from customer contracts.  At issuance, the ASU was effective for the first interim or annual period beginning after December 15, 2016. On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with

Customers – Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year, resulting in the ASU becoming effective for the first interim or annual period beginning after December 15, 2017.  Early application, which was not permissible under the initial effectiveness timeline, is now permissible though no earlier than as of the first interim or annual period beginning after December 15, 2016.  Though we have not completed our assessment of this ASU, we expect to identify similar performance obligations as currently identified, therefore, we do not expect the application of this ASU to materially impact the Company.

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

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments, which mandates use of an “expected loss” credit model for estimating future credit losses of certain financial instruments instead of the “incurred loss” credit model that existing GAAP currently mandates.  The “expected loss” model requires the consideration of possible credit losses over the life of an instrument compared to only estimating credit losses upon the occurrence of a discrete loss event in accordance with the current “incurred loss” methodology.  The ASU is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019. Early application is permissible though no earlier than the first interim or annual period beginning after December 15, 2018. Though we have not completed our assessment of this ASU, we expect the ASU to result in our recognition of higher levels of allowances for loan losses.  Our assessment of the estimated amount of such increases in our allowances for loan losses as a result of the ASU remains in process.

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

On November 17, 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash, which requires that restricted cash be included as a component of total cash and cash equivalents as presented on the statement of cash flows. The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted in any interim or annual period. We do not expect the application of this ASU to materially impact the Company.

On January 5, 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) – Clarifying the Definition of a Business, which amends the definition of a business to exclude acquisitions of groups of assets where substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets.  This ASU results in most real estate acquisitions no longer being considered business combinations and instead being accounted for as asset acquisitions.  The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2017 and is applied prospectively.  Early application is permitted.  We are in the process of assessing the impact this ASU will have on the Company.

On January 26, 2017, the FASB issued ASU 2017-04, Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment, which simplifies the method applied for measuring impairment in cases where goodwill is impaired.  The ASU specifies that goodwill impairment will be measured as the excess of the reporting unit’s carrying value (inclusive of goodwill) over its fair value, eliminating the requirement that all assets and liabilities of the reporting unit be remeasured individually in connection with measurement of goodwill impairment.  The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2019 and is applied prospectively.  Early application is permitted though no earlier than January 1, 2017.  We do not expect the application of this ASU to materially impact the Company.

On February 22, 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20), which requires that all entities account for the derecognition of a business in accordance with ASC 810, including instances in which the business is considered in substance real estate.  The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2017.  Early application is permitted.  We are in the process of assessing the impact this ASU will have on the Company.

3. Acquisitions and Divestitures

Medical Office Portfolio Acquisition

On December 29, 2016, we acquired 34 medical office buildings for a purchase price of $758.8 million (the “Medical Office Portfolio”).  These properties, which collectively comprise 1.9 million square feet, are geographically dispersed throughout the U.S. and primarily affiliated with major hospitals or located on or adjacent to a major hospital campus. The portfolio is 94% occupied and primarily net leased to investment-grade health systems and major physician-owned medical groups. We utilized $491.2 million in new financing in order to fund the acquisition (as set forth in Note 10).

No goodwill or bargain purchase gains were recognized in connection with the Medical Office Portfolio acquisition as the purchase price equaled the fair value of the net assets acquired. From the acquisition date through December 31, 2016, we have recognized revenues of $0.4 million and a net loss of $9.7 million related to the Medical Office Portfolio.  Such net loss includes one-time acquisition-related costs, such as legal, due diligence and hedging costs, of approximately $9.5 million.

Woodstar Portfolio Acquisition

The Woodstar Portfolio is comprised of 32 affordable housing communities with 8,948 units concentrated primarily in the Tampa, Orlando and West Palm Beach metropolitan areas.

During the year ended December 31, 2015, we acquired 18 of the 32 affordable housing communities of the Woodstar Portfolio, comprised of 5,238 units, for an aggregate acquisition price of $324.0 million. During the year ended December 31, 2016, we acquired the final 14 affordable housing communities of the Woodstar Portfolio, comprised of 3,710 units with total assets of $276.3 million and assumed liabilities of $170.4 million as of their respective acquisition dates.  These assumed liabilities include federal, state and county sponsored financing and other assumed debt. Refer to Note 10 for further discussion of these assumed debt facilities.

For the 14 affordable housing communities acquired during 2016, we recognized revenues of $32.8 million and net income of $4.7 million during the year ended December 31, 2016.  Such net income includes (i) bargain purchase gains of $8.4 million, (ii) depreciation and amortization expense of $14.8 million and (iii) one-time acquisition-related costs, such as legal and due diligence costs, of approximately $0.9 million.

No goodwill was recognized in connection with the Woodstar Portfolio acquisition as the purchase price did not exceed the fair value of the net assets acquired.  During the year ended December 31, 2016, a bargain purchase gain of $8.4 million was recognized within other income, net in our consolidated statements of operations as the fair value of the net assets acquired exceeded the purchase price due to favorable changes in net asset fair values occurring between the date the purchase price was negotiated and the closing date.

Investing and Servicing Segment Property Portfolio Acquisition

During the year ended December 31, 2016, our Investing and Servicing Segment acquired nine controlling interests in commercial real estate properties as well as a non-performing loan from CMBS trusts for $129.8 million.  In addition, during the year ended December 31, 2016, we foreclosed on the non-performing loan that was previously acquired from a CMBS trust for $8.2 million.  These 10 properties, aggregated with the controlling interests in 14 U.S. commercial real estate properties acquired from CMBS trusts during the year ended December 31, 2015 for $138.7 million, comprise the Investing and Servicing Segment Property Portfolio (the “REO Portfolio”). When the properties are acquired from CMBS trusts that are consolidated as VIEs on our balance sheet, the acquisitions are reflected as repayment of debt of consolidated VIEs in our consolidated statements of cash flows.

For the 10 commercial real estate properties acquired during 2016, we recognized revenues of $12.3 million and net income of $8.0 million during the year ended December 31, 2016. Such net income includes (i) bargain purchase gains of $8.8 million, (ii) depreciation and amortization expense of $5.5 million and (iii) one-time acquisition-related costs, such as legal and due diligence costs, of approximately $1.0 million.

No goodwill was recognized in connection with the REO Portfolio acquisitions as the purchase prices did not exceed the fair values of the net assets acquired. During the year ended December 31, 2016, a bargain purchase gain of $8.8 million was recognized within change in net assets related to consolidated VIEs in our consolidated statements of operations as the fair value of the net assets acquired for certain properties exceeded the purchase price.

During the year ended December 31, 2016, in accordance with ASU 2015-16, Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments, we adjusted our initial provisional estimates of the acquisition date fair values of the identified assets acquired and liabilities assumed for certain properties acquired within the REO Portfolio to reflect new information obtained regarding facts and circumstances that existed at the respective acquisition dates.  The following table summarizes the measurement period adjustments applied to the REO Portfolio’s initial provisional acquisition date balance sheets for these certain properties (amounts in thousands):

	Initial	Measurement	Adjusted
	Provisional	Period	Provisional
Assets acquired:	Amounts	Adjustments	Amounts
Properties	$71,496	$17,277	$88,773
Intangible assets	25,387	(6,271)	19,116
Other assets	2,862	—	2,862
Total assets acquired	99,745	11,006	110,751
Liabilities assumed:
Accounts payable, accrued expenses and other liabilities	3,202	2,184	5,386
Total liabilities assumed	3,202	2,184	5,386
Non-controlling interests	5,492	—	5,492
Net assets acquired	$91,051	$8,822	$99,873

There was no effect attributable to our consolidated statements of operations for the years ended December 31, 2015 and 2014 as a result of the measurement period adjustments applied to the REO Portfolio’s initial provisional acquisition date balance sheets during 2016.

Ireland Portfolio Acquisition

During the year ended December 31, 2015, we acquired 12 net leased fully occupied office properties and one multi-family property all located in Dublin, Ireland.  Collectively, these 13 properties comprise our “Ireland Portfolio”.

The Ireland Portfolio, which collectively is comprised of approximately 600,000 square feet, included total assets of $518.2 million and assumed debt of $283.0 million at acquisition. Following our acquisition, all assumed debt was immediately extinguished and replaced with new financing of $328.6 million from the Ireland Portfolio Mortgage

(as set forth in Note 10).  All properties within the Ireland Portfolio were acquired from entities controlled by the same third party investment fund. No goodwill or bargain purchase gain was recognized in connection with the Ireland Portfolio acquisition as the purchase price equaled the fair value of the net assets acquired.

Purchase Price Allocations of Acquisitions

We applied the provisions of ASC 805, Business Combinations, in accounting for our acquisitions of the Medical Office Portfolio, Woodstar Portfolio, Ireland Portfolio and REO Portfolio.  In doing so, we have recorded all identifiable assets acquired and liabilities assumed at fair value as of the respective acquisition dates.  These amounts for the Medical Office Portfolio and certain properties within the Woodstar and REO Portfolios are provisional and may be adjusted during the measurement period, which expires no later than one year from the acquisition dates, if new information is obtained that, if known, would have affected the amounts recognized as of the acquisition dates.

The following table summarizes the identified assets acquired and liabilities assumed at the respective acquisition dates, as well as adjusted provisional estimates for the REO Portfolio (amounts in thousands):

	2016			2015
	Medical Office	Woodstar	REO	Woodstar	REO	Ireland
Assets acquired:	Portfolio	Portfolio	Portfolio	Portfolio	Portfolio	Portfolio
Cash and cash equivalents	$—	$6,254	$—	$—	$—	$—
Restricted cash	—	—	—	—	—	10,829
Properties	686,984	245,430	123,819	339,040	128,218	445,369
Intangible assets	85,596	8,174	25,638	11,337	19,381	59,529
Other assets	511	16,417	2,978	652	4,973	2,508
Total assets acquired	773,091	276,275	152,435	351,029	152,572	518,235
Liabilities assumed:
Accounts payable, accrued expenses and other liabilities	14,327	19,666	7,358	18,030	6,998	17,552
Secured financing agreements	—	150,763	—	8,982	—	283,010
Total liabilities assumed	14,327	170,429	7,358	27,012	6,998	300,562
Non-controlling interests	—	—	6,462	—	6,904	—
Net assets acquired	$758,764	$105,846	$138,615	$324,017	$138,670	$217,673

Pro-Forma Operating Data (Unaudited)

The unaudited pro-forma revenues and net income attributable to the Company for the years ended December 31, 2016 and 2015, assuming all the properties acquired within the Medical Office Portfolio, Woodstar Portfolio, Ireland Portfolio and REO Portfolio were acquired on January 1, 2014 for the 2015 acquisitions and January 1, 2015 for the 2016 acquisitions, are as follows (amounts in thousands, except per share amounts):

	For the Year Ended
	December 31,
(Unaudited)	2016	2015
Revenues	$854,416	$914,355
Net income attributable to STWD	341,972	441,150
Net income per share - Basic	1.42	1.87
Net income per share - Diluted	1.41	1.87

Pro-forma net income was adjusted to include the following estimated incremental management fees the combined entity would have incurred (amounts in thousands):

	For the Year Ended
	December 31,
(Unaudited)	2016	2015
Management fee expense addition	$4,921	$11,121

European Servicing and Advisory Business Divestiture

On October 31, 2016, we contributed the equity in the subsidiary which owned our European servicing and advisory business to Situs Group Holdings Corporation (“Situs”) in exchange for a non-controlling 6.25% equity interest valued at $12.2 million.  We contributed net assets with a carrying value of $3.2 million and recognized a gain of $0.2 million in connection with the exchange, which includes an $8.8 million loss resulting from a release of the accumulated foreign currency translation adjustment component of equity, all recognized within gain on sale of investments and other assets, net in our consolidated statement of operations during the year ended December 31, 2016. We account for the interest we received in Situs as a cost method investment, as discussed in Note 8.

SFR Spin-off

On January 31, 2014, we completed the spin-off of our former SFR segment to our stockholders. The real estate investment trust, Starwood Waypoint Residential Trust (“SWAY”), was listed on the New York Stock Exchange (“NYSE”) and traded under the ticker symbol “SWAY” following the spin-off until its merger with Colony American Homes in January 2016.  Our stockholders received one common share of SWAY for every five shares of our common stock held at the close of business on January 24, 2014. As part of the spin-off, we contributed $100 million to the unlevered balance sheet of SWAY to fund its growth and operations. As of January 31, 2014, SWAY held net assets of $1.1 billion. The net assets of SWAY consisted of approximately 7,200 units of single-family homes and residential non-performing mortgage loans as of January 31, 2014. In connection with the spin-off, 40.1 million shares of SWAY were issued. The results of operations for the SFR segment are presented within discontinued operations in our consolidated statements of operations for the year ended December 31, 2014. We have no continuing involvement with the SFR segment following the spin-off.  Subsequent to the spin-off, SWAY entered into a management agreement with an affiliate of our Manager. The following table presents the summarized consolidated results of discontinued operations prior to the spin-off (amounts in thousands):

	For the year ended December 31,
	2016	2015	2014
Total revenues	$—	$—	$3,876
Total costs and expenses	—	—	6,369
Loss before other income and income taxes	—	—	(2,493)
Total other income	—	—	942
Loss before income taxes	—	—	(1,551)
Income tax provision	—	—	—
Net loss	$—	$—	$(1,551)

4. Restricted Cash

A summary of our restricted cash as of December 31, 2016 and 2015 is as follows (amounts in thousands):

	As of December 31,
	2016	2015
Cash collateral for derivative financial instruments	$14,341	$16,497
Funds held on behalf of borrowers and tenants	5,306	3,786
Other restricted cash	15,586	2,786
	$35,233	$23,069

5. Loans

Our loans held‑for‑investment are accounted for at amortized cost and our loans held‑for‑sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option. The following tables summarize our investments in mortgages and loans by subordination class as of December 31, 2016 and 2015 (amounts in thousands):

				Weighted
			Weighted	Average Life
	Carrying	Face	Average	(“WAL”)
December 31, 2016	Value	Amount	Coupon	(years)(3)
First mortgages (1)	$4,865,994	$4,881,656	5.7%	2.2
Subordinated mortgages (2)	278,032	293,925	8.9%	3.3
Mezzanine loans (1)	713,757	714,608	9.6%	1.8
Total loans held-for-investment	5,857,783	5,890,189
Loans held-for-sale, fair value option elected	63,279	63,065	5.3%	10.0
Loans transferred as secured borrowings	35,000	35,000	6.2%	0.4
Total gross loans	5,956,062	5,988,254
Loan loss allowance (loans held-for-investment)	(9,788)	—
Total net loans	$5,946,274	$5,988,254

December 31, 2015
First mortgages (1)	$4,723,852	$4,776,576	6.0%	2.7
Subordinated mortgages (2)	392,563	416,713	8.5%	3.4
Mezzanine loans (1)	862,693	850,024	9.9%	2.5
Total loans held-for-investment	5,979,108	6,043,313
Loans held-for-sale, fair value option elected	203,865	203,710	4.9%	9.8
Loans transferred as secured borrowings	86,573	88,000	6.1%	2.4
Total gross loans	6,269,546	6,335,023
Loan loss allowance (loans held-for-investment)	(6,029)	—
Total net loans	$6,263,517	$6,335,023

(1)

First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.  The application of this methodology resulted in mezzanine loans with carrying values of $964.1 million and $930.0 million being classified as first mortgages as of December 31, 2016 and 2015, respectively.

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

As of December 31, 2016, approximately $5.3 billion, or 91.0%, of our loans held for-investment were variable rate and paid interest principally at LIBOR plus a weighted‑average spread of 5.5%. The following table summarizes our investments in floating rate loans (dollars in thousands):

	December 31, 2016			December 31, 2015
			Carrying			Carrying
Index	Base Rate		Value	Base Rate		Value
One-month LIBOR USD	0.7717%		$880,357	0.4295%		$438,641
Three-month LIBOR GBP	N/A		—	0.5904%		375,467
LIBOR floor	0.15 - 3.00	% (1)	4,449,861	0.15 - 3.00	% (1)	4,237,947
Total			$5,330,218			$5,052,055

(1)	The weighted‑average LIBOR floor was 0.36% and 0.31% as of December 31, 2016 and 2015, respectively.

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

Our evaluation process, as described above, produces an internal risk rating between 1 and 5, which is a weighted average of the numerical ratings in the following categories: (i) sponsor capability and financial condition, (ii) loan and collateral performance relative to underwriting, (iii) quality and stability of collateral cash flows, and (iv) loan structure. We utilize the overall risk ratings as a concise means to monitor any credit migration on a loan as well as on the whole portfolio. While the overall risk rating is generally not the sole factor we use in determining whether a loan is impaired, a loan with a higher overall risk rating would tend to have more adverse indicators of impairment, and therefore would be more likely to experience a credit loss.

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

As of December 31, 2016, the risk ratings for loans subject to our rating system, which excludes loans for which the fair value option has been elected, by class of loan were as follows (dollars in thousands):

	Balance Sheet Classification
	Loans Held-For-Investment				Loans
					Transferred		% of
Risk Rating	First	Subordinated	Mezzanine	Loans Held-	As Secured		Total
Category	Mortgages	Mortgages	Loans	For-Sale	Borrowings	Total	Loans
1	$921	$—	$—	$—	$—	$921	—%
2	1,092,731	27,069	194,803	—	35,000	1,349,603	22.6%
3	3,348,874	250,963	425,972	—	—	4,025,809	67.6%
4	365,151	—	92,982	—	—	458,133	7.7%
5	58,317	—	—	—	—	58,317	1.0%
N/A	—	—	—	63,279	—	63,279	1.1%
	$4,865,994	$278,032	$713,757	$63,279	$35,000	$5,956,062	100.0%

As of December 31, 2015, the risk ratings for loans subject to our rating system by class of loan were as follows (dollars in thousands):

	Balance Sheet Classification
	Loans Held-For-Investment				Loans
					Transferred		% of
Risk Rating	First	Subordinated	Mezzanine	Loans Held-	As Secured		Total
Category	Mortgages	Mortgages	Loans	For-Sale	Borrowings	Total	Loans
1	$664	$—	$—	$—	$—	$664	—%
2	496,372	88,857	90,449	—	—	675,678	10.8%
3	3,979,247	270,435	651,204	—	86,573	4,987,459	79.6%
4	247,569	33,271	121,040	—	—	401,880	6.4%
5	—	—	—	—	—	—	—%
N/A	—	—	—	203,865	—	203,865	3.2%
	$4,723,852	$392,563	$862,693	$203,865	$86,573	$6,269,546	100.0%

The Lending Segment held a $151.0 million first mortgage and $58.1 million mezzanine loan on a residential conversion project located in New York City, both of which are greater than 90 days past due as of December 31, 2016.  During the three months ended December 31, 2016, we ceased accruing interest income on these past due loans and only recognized interest income once received in cash. After completing our impairment evaluation process as of December 31, 2016, we concluded that none of our loans were impaired and therefore no individual loan impairment charges were required on any individual loans, as we expect to collect all outstanding principal and interest. With the exception of the past due loans noted above, no other loans were 90 days or greater past due as of December 31, 2016.

In accordance with our policies, we record an allowance for loan losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4,” plus (ii) 5% of the aggregate carrying amount of loans rated as a “5,” plus (iii) impaired loan reserves, if any. The following table presents the activity in our allowance for loan losses (amounts in thousands):

	For the year ended December 31,
	2016	2015	2014
Allowance for loan losses at January 1	$6,029	$6,031	$3,984
Provision for loan losses	3,759	(2)	2,047
Charge-offs	—	—	—
Recoveries	—	—	—
Allowance for loan losses at December 31	$9,788	$6,029	$6,031
Recorded investment in loans related to the allowance for loan loss	$516,450	$401,880	$294,767

The activity in our loan portfolio was as follows (amounts in thousands):

	For the year ended December 31,
	2016		2015	2014
Balance at January 1	$6,263,517		$6,300,285	$4,750,804
Acquisitions/originations/additional funding	4,502,842		4,223,178	4,820,464
Capitalized interest (1)	80,992		70,675	49,611
Basis of loans sold (2)	(2,266,901)		(2,732,501)	(2,171,300)
Loan maturities/principal repayments	(2,742,462)		(1,647,852)	(1,244,445)
Discount accretion/premium amortization	48,384		36,862	21,287
Changes in fair value	74,251		64,320	70,420
Unrealized foreign currency remeasurement loss	(47,906)		(51,278)	(47,392)
Change in loan loss allowance, net	(3,759)		2	(2,047)
Transfer to/from other asset classifications	37,316	(3)	(174)	52,883
Balance at December 31	$5,946,274		$6,263,517	$6,300,285

(1)	Represents accrued interest income on loans whose terms do not require current payment of interest.

(2)	See Note 12 for additional disclosure on these transactions.

(3)	Primarily represents commercial mortgage loans acquired from CMBS trusts which are consolidated as VIEs on our balance sheet. Refer to Notes 3 and 16 for further discussion.

6. Investment Securities

Investment securities were comprised of the following as of December 31, 2016 and 2015 (amounts in thousands):

	Carrying Value as of December 31,
	2016	2015
RMBS, available-for-sale	$253,915	$176,224
CMBS, fair value option (1)	990,570	1,038,200
Held-to-maturity (“HTM”) securities	509,980	321,244
Equity security, fair value option	12,177	14,498
Subtotal—Investment securities	1,766,642	1,550,166
VIE eliminations (1)	(959,024)	(825,219)
Total investment securities	$807,618	$724,947

(1)	Certain fair value option CMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.

Purchases, sales and principal collections for all investment securities were as follows (amounts in thousands):

	Available-for-sale		CMBS, fair	HTM	Equity
	RMBS	CMBS	value option	Securities	Security	Total
Year Ended December 31, 2016
Purchases (1)	$98,035	$—	$57,576	$204,730	$—	$360,341
Sales (2)	—	—	18,725	—	—	18,725
Principal collections	43,445	—	58,435	6,910	—	108,790
Year Ended December 31, 2015
Purchases (1)	$—	$—	$14,653	$167,365	$—	$182,018
Sales (2)		—	6,410	—	—	6,410
Principal collections	35,244	92,018	8,720	292,587	—	428,569
Year Ended December 31, 2014
Purchases (1)	$—	$—	$120,122	$69,300	$—	$189,422
Sales (2)	68,134	—	32,032	—	—	100,166
Principal collections	53,126	1,121	3	45	—	54,295

(1)

During the years ended December 31, 2016, 2015 and 2014, we purchased $168.0 million, $354.2 million and $264.0 million of CMBS, respectively, for which we elected the fair value option. Due to our consolidation of securitization VIEs, $110.4 million, $339.5 million and $143.9 million, respectively, of this amount is eliminated and reflected as repayment of debt of consolidated VIEs in our consolidated statements of cash flows.

(2)

During the years ended December 31, 2016, 2015 and 2014, we sold $54.4 million, $15.5 million and $121.4 million of CMBS, respectively, for which we had previously elected the fair value option. Due to our consolidation of securitization VIEs, $35.7 million, $9.1 million and $89.4 million, respectively, of this amount is eliminated and reflected as issuance of debt of consolidated VIEs in our consolidated statements of cash flows.

RMBS, Available‑for‑Sale

The Company classified all of its RMBS as available‑for‑sale as of December 31, 2016 and 2015. These RMBS are reported at fair value in the balance sheet with changes in fair value recorded in AOCI.

The tables below summarize various attributes of our investments in available‑for‑sale RMBS as of December 31, 2016 and 2015 (amounts in thousands):

				Unrealized Gains or (Losses)
				Recognized in AOCI
	Purchase		Recorded		Gross	Gross	Net
	Amortized	Credit	Amortized	Non-Credit	Unrealized	Unrealized	Fair Value
	Cost	OTTI	Cost	OTTI	Gains	Losses	Adjustment	Fair Value
December 31, 2016
RMBS	$219,171	$(10,185)	$208,986	$(94)	$45,113	$(90)	$44,929	$253,915
December 31, 2015
RMBS	$149,102	$(10,185)	$138,917	$(340)	$37,647	$—	$37,307	$176,224

	Weighted Average Coupon (1)	Weighted Average Rating	WAL (Years) (2)
December 31, 2016
RMBS	2.1%	B	6.1
December 31, 2015
RMBS	1.3%	B−	6.2

(1)	Calculated using the December 31, 2016 and 2015 one-month LIBOR rate of 0.772% and 0.430%, respectively, for floating rate securities.

(2)

Represents the WAL of each respective group of securities as of the respective balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.

As of December 31, 2016, approximately $211.1 million, or 83.2%, of RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 1.22%. As of December 31, 2015, approximately $122.7 million, or 69.7%, of RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 0.43%. We purchased all of the RMBS at a discount that will be accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of these discounts.

The following table contains a reconciliation of aggregate principal balance to amortized cost for our RMBS as of December 31, 2016 and 2015 (amounts in thousands):

	As of December 31,
	2016	2015
Principal balance	$399,883	$233,976
Accretable yield	(64,290)	(68,345)
Non-accretable difference	(126,607)	(26,714)
Total discount	(190,897)	(95,059)
Amortized cost	$208,986	$138,917

The principal balance of credit deteriorated RMBS was $371.5 million and $199.0 million as of December 31, 2016 and 2015, respectively. Accretable yield related to these securities totaled $55.9 million and $57.7 million as of December 31, 2016 and 2015, respectively.

The following table discloses the changes to accretable yield and non‑accretable difference for our RMBS during the years ended December 31, 2016 and 2015 (amounts in thousands):

		Non-Accretable
	Accretable Yield	Difference
Balance as of January 1, 2015	$85,495	$31,752
Accretion of discount	(20,625)	—
Principal write-downs, net	—	(1,563)
Purchases	—	—
Sales	—	—
OTTI	—	—
Transfer to/from non-accretable difference	3,475	(3,475)
Balance as of December 31, 2015	68,345	26,714
Accretion of discount	(15,479)	—
Principal write-downs, net	—	953
Purchases	11,349	99,015
Sales	—	—
OTTI	—	—
Transfer to/from non-accretable difference	75	(75)
Balance as of December 31, 2016	$64,290	$126,607

We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $1.8 million, $0.9 million and $1.9 million for the years ended December 31, 2016, 2015 and 2014, respectively, which has been recorded as management fees in the accompanying consolidated statements of operations.

The following table presents the gross unrealized losses and estimated fair value of any available‑for‑sale securities that were in an unrealized loss position as of December 31, 2016 and 2015, and for which OTTIs (full or partial) have not been recognized in earnings (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a	Securities with a	Securities with a	Securities with a
	loss less than	loss greater than	loss less than	loss greater than
	12 months	12 months	12 months	12 months
As of December 31, 2016
RMBS	$8,819	$957	$(90)	$(94)
As of December 31, 2015
RMBS	$17,026	$653	$(180)	$(160)

As of December 31, 2016 and 2015, there were three securities and five securities, respectively, with unrealized losses reflected in the table above. After evaluating these securities and recording adjustments for credit-related OTTI, we concluded that the remaining unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses, which represent most of the OTTI we record on securities, are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or impairments could be materially different from what is currently projected and/or reported.

CMBS, Fair Value Option

As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for the Investing and Servicing Segment’s CMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of December 31, 2016, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, before consolidation of securitization VIEs, were $1.0 billion and $4.5 billion, respectively. The $1.0 billion fair value balance represents our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value ($959.0 million at December 31, 2016) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option CMBS.

As of December 31, 2016, none of our CMBS where we have elected the fair value option were variable rate. The table below summarizes various attributes of our investment in fair value option CMBS as of December 31, 2016 and 2015:

	Weighted Average Coupon	Weighted Average Rating (1)	WAL (Years) (2)
December 31, 2016
CMBS, fair value option	5.5%	C	4.0
December 31, 2015
CMBS, fair value option	3.9%	CCC+	7.4

(1)	As of December 31, 2016 and 2015, excludes $5.1 million and $51.3 million, respectively, in fair value option CMBS that are not rated.

(2)

The WAL of each security is calculated based on the period of time over which we expect to receive principal cash flows. Expected principal cash flows are based on contractual payments net of expected losses.

HTM Securities

The table below summarizes unrealized gains and losses of our investments in HTM securities as of December 31, 2016 and 2015 (amounts in thousands):

	Net Carrying Amount	Gross Unrealized	Gross Unrealized
	(Amortized Cost)	Holding Gains	Holding Losses	Fair Value
December 31, 2016
CMBS	$490,107	$2,106	$(8,648)	$483,565
Preferred interests	19,873	727	—	20,600
Total	$509,980	$2,833	$(8,648)	$504,165
December 31, 2015
CMBS	$301,858	$257	$(5,651)	$296,464
Preferred interests	19,386	—	(595)	18,791
Total	$321,244	$257	$(6,246)	$315,255

The table below summarizes the maturities of our HTM CMBS and our HTM preferred equity interests in limited liability companies that own commercial real estate as of December 31, 2016 (amounts in thousands):

		Preferred
	CMBS	Interests	Total
Less than one year	$209,998	$—	$209,998
One to three years	89,927	—	89,927
Three to five years	190,182	—	190,182
Thereafter	—	19,873	19,873
Total	$490,107	$19,873	$509,980

Equity Security, Fair Value Option

During 2012, we acquired 9,140,000 ordinary shares from a related-party in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. We have elected to report the investment using the fair value option because the shares are listed on an exchange, which allows us to determine the fair value using a quoted price from an active market, and also due to potential lags in reporting resulting from differences in the respective regulatory requirements. The fair value of the investment remeasured in USD was $12.2 million and $14.5 million as of December 31, 2016 and 2015, respectively. As of December 31, 2016, our shares represent an approximate 2% interest in SEREF.

7. Properties

Our properties include the Medical Office Portfolio, Woodstar Portfolio, REO Portfolio and Ireland Portfolio as discussed in Note 3. The table below summarizes our properties held as of December 31, 2016 and December 31, 2015 (dollars in thousands):

		December 31,
	Depreciable Life	2016	2015
Property Segment
Land and land improvements	0 – 12 years	$385,860	$247,589
Buildings and building improvements	5 – 40 years	1,291,531	516,117
Furniture & fixtures	3 – 7 years	23,035	11,980
Investing and Servicing Segment
Land and land improvements	0 – 15 years	89,425	39,103
Buildings and building improvements	3 – 40 years	195,178	112,524
Furniture & fixtures	3 – 5 years	1,256	747
Properties, cost		1,986,285	928,060
Less: accumulated depreciation		(41,565)	(8,835)
Properties, net		$1,944,720	$919,225

In March 2015, the Investing and Servicing Segment sold an operating property that we had previously acquired from a CMBS trust, which resulted in a $17.8 million gain on sale of investments and other assets in our consolidated statement of operations for the year ended December 31, 2015. There were no properties sold during the year ended December 31, 2016.

Future rental payments due to us from tenants under existing non-cancellable operating leases for each of the next five years and thereafter are as follows (in thousands):

2017	$133,062
2018	91,625
2019	82,485
2020	75,717
2021	69,860
Thereafter	418,144
Total	$870,893

8. Investment in Unconsolidated Entities

The table below summarizes our investments in unconsolidated entities as of December 31, 2016 and 2015 (dollars in thousands):

	Participation /	Carrying value as of December 31,
	Ownership % (1)	2016	2015
Equity method:
Retail Fund (see Note 16)	33%	$124,977	$122,454
Investor entity which owns equity in an online real estate company	50%	21,677	23,972
Equity interests in commercial real estate (2) (3)	16% - 50%	23,297	28,230
Various	25% - 50%	6,640	6,376
		176,591	181,032
Cost method:
Equity interest in a servicing and advisory business (4)	6%	12,234	—
Investment funds which own equity in a loan servicer and other real estate assets	4% - 6%	9,225	9,225
Various	2% - 3%	6,555	8,944
		28,014	18,169
		$204,605	$199,201

(1)	None of these investments are publicly traded and therefore quoted market prices are not available.

(2)

During the year ended December 31, 2016, a partnership in which we hold a 50% interest acquired a $28.4 million real estate asset from a CMBS trust for a purchase price of $19.0 million.  As of December 31, 2016, our investment in the partnership was $8.1 million.

(3)	During the year ended December 31, 2016, we received a repayment of $13.0 million from an in-substance loan, which was accounted for as an equity method investment.

(4)

During the year ended December 31, 2016, we acquired a non-controlling equity interest in Situs in exchange for the contribution of our European servicing and advisory business. Refer to Note 3 for further discussion.

There were no differences between the carrying value of our equity method investments and the underlying equity in the net assets of the investees as of December 31, 2016.

9. Goodwill and Intangibles

Goodwill

Goodwill at December 31, 2016 and 2015 represents the excess of consideration transferred over the fair value of net assets of LNR acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes an international network of commercial real estate asset managers, work‑out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets. The tax deductible component of our goodwill as of April 19, 2013 was $149.9 million and is deductible over 15 years. As discussed in Note 2, goodwill is tested for impairment at least annually. Based on our qualitative assessment during the fourth quarter of 2016, we determined that it is not more likely than not that the fair value of the Investing and Servicing Segment reporting unit to which the goodwill is attributed is less than its carrying value including goodwill. Therefore, we concluded goodwill was not impaired.

Intangible Assets

Servicing Rights Intangibles

In connection with the LNR acquisition, we identified domestic and European servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. All of our servicing fees are specified by these Pooling and Servicing Agreements. At December 31, 2016 and 2015, the balance of the domestic servicing intangible was net of $34.2 million and $11.8 million, respectively, that was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of December 31, 2016 and 2015, the domestic servicing intangible had a balance of $89.3 million and $131.5 million, respectively, which represents our economic interest in this asset.

Lease Intangibles

In connection with our acquisitions of commercial real estate, we recognized in-place lease intangible assets and favorable lease intangible assets associated with certain noncancelable operating leases of the acquired properties. The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of December 31, 2016 and 2015 (amounts in thousands):

	As of December 31, 2016			As of December 31, 2015
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
Domestic servicing rights, at fair value	$55,082	$—	$55,082	$119,698	$—	$119,698
European servicing rights (1)	—	—	—	31,593	(28,967)	2,626
In-place lease intangible assets	175,409	(38,532)	136,877	74,983	(8,898)	66,085
Favorable lease intangible assets	30,459	(3,170)	27,289	14,103	(942)	13,161
Total net intangible assets	$260,950	$(41,702)	$219,248	$240,377	$(38,807)	$201,570

(1)

During the year ended December 31, 2016, we contributed our European servicing and advisory business to Situs in exchange for a non-controlling equity interest in Situs. Refer to Note 3 for further discussion. The fair value of our European servicing rights as of December 31, 2015 was $5.3 million.

The following table summarizes the activity within intangible assets for the years ended December 31, 2016 and 2015 (amounts in thousands):

	Domestic	European	In-place Lease	Favorable Lease
	Servicing	Servicing	Intangible	Intangible
	Rights	Rights	Assets	Assets	Total
Balance as of January 1, 2015	$132,303	$11,849	$—	$—	$144,152
Acquisition of Ireland Portfolio properties	—	—	47,999	11,530	59,529
Acquisition of Woodstar Portfolio properties	—	—	11,337	—	11,337
Acquisition of REO Portfolio properties	—	—	16,610	2,771	19,381
Amortization	—	(8,893)	(9,027)	(960)	(18,880)
Foreign exchange loss	—	(330)	(834)	(180)	(1,344)
Changes in fair value due to changes in inputs and assumptions	(12,605)	—	—	—	(12,605)
Balance as of December 31, 2015	119,698	2,626	66,085	13,161	201,570
Impact of ASU 2015-02 adoption (1)	(17,467)	—	—	—	(17,467)
Acquisition of Medical Office Portfolio properties	—	—	71,486	14,110	85,596
Acquisition of additional Woodstar Portfolio properties	—	—	8,174	—	8,174
Acquisition of additional REO Portfolio properties	—	—	22,946	2,692	25,638
Contribution of European servicing and advisory business (2)	—	(989)	—	—	(989)
Amortization	—	(1,337)	(30,227)	(2,334)	(33,898)
Foreign exchange loss	—	(300)	(933)	(266)	(1,499)
Impairment	—	—	(654)	(74)	(728)
Changes in fair value due to changes in inputs and assumptions	(47,149)	—	—	—	(47,149)
Balance as of December 31, 2016	$55,082	$—	$136,877	$27,289	$219,248

(1)

As discussed in Notes 2 and 15, our implementation of ASU 2015-02 resulted in the consolidation of certain CMBS trusts effective January 1, 2016, which required the elimination of $17.5 million of domestic servicing rights associated with these newly consolidated trusts.

(2)

During the year ended December 31, 2016, we contributed our European servicing and advisory business to Situs in exchange for a non-controlling equity interest in Situs. Refer to Note 3 for further discussion.

The following table sets forth the estimated aggregate amortization of our in-place lease intangible assets and favorable lease intangible assets for the next five years and thereafter (amounts in thousands):

2017	$30,069
2018	26,532
2019	20,186
2020	15,189
2021	12,816
Thereafter	59,374
Total	$164,166

Lease Liabilities

In connection with our acquisition of certain properties within our Medical Office Portfolio, we recognized aggregate unfavorable lease liabilities of $4.8 million with weighted average lives of 9.7 years at acquisition.

In connection with our acquisition of LNR in 2013, we recognized an unfavorable lease liability of $15.3 million related to an assumed operating lease for our offices in Miami Beach, Florida, which expires in 2021. This liability is being amortized over the remaining five years of the underlying lease term at a rate of approximately $1.9 million per year. The liability balance was $8.4 million and $10.2 million as of December 31, 2016 and 2015, respectively.

10. Secured Financing Agreements

The following table is a summary of our secured financing agreements in place as of December 31, 2016 and 2015 (dollars in thousands):

	Current	Extended			Pledged Asset	Maximum		Carrying Value at December 31,
	Maturity	Maturity (a)	Pricing		Carrying Value	Facility Size		2016	2015
Lender 1 Repo 1	(b)	(b)	LIBOR + 1.75% to 5.75%		$1,645,064	$2,000,000	(c)	$944,712	$975,735
Lender 2 Repo 1	Oct 2017	Oct 2020	LIBOR + 1.75% to 2.75%		387,528	500,000		132,941	233,705
Lender 3 Repo 1	May 2017	May 2019	LIBOR + 2.50% to 2.85%		110,401	78,288		78,288	131,997
Lender 4 Repo 1	N/A	N/A	N/A		—	—		—	309,498
Lender 4 Repo 2	Dec 2018	Dec 2020	LIBOR + 2.00% to 2.50%		484,072	1,000,000	(d)	166,394	—
Lender 6 Repo 1	Aug 2019	N/A	LIBOR + 2.50% to 2.75%		376,953	500,000		182,586	491,263
Lender 6 Repo 2	Nov 2019	Nov 2020	GBP LIBOR + 2.75%		173,621	121,509		121,509	—
Lender 9 Repo 1	Dec 2017	Dec 2018	LIBOR + 1.65%		378,152	283,575		283,575	—
Lender 7 Secured Financing	Jul 2018	Jul 2019	LIBOR + 2.75%	(e)	86,650	650,000	(f)	—	38,055
Lender 8 Secured Financing	Aug 2019	N/A	LIBOR + 4.00%		66,243	75,000		43,555	—
Conduit Repo 1	N/A	N/A	N/A		—	—		—	80,741
Conduit Repo 2	Nov 2017	N/A	LIBOR + 2.25%		20,035	150,000		14,944	—
Conduit Repo 3	Feb 2018	Feb 2019	LIBOR + 2.10%		—	150,000		—	66,041
Conduit Repo 4	Oct 2017	Oct 2020	LIBOR + 2.25%		—	100,000		—	—
MBS Repo 1	(g)	(g)	LIBOR + 1.90%		31,840	21,052		21,052	—
MBS Repo 2	Jun 2020	N/A	LIBOR/EURIBOR + 2.00% to 2.95%		329,667	239,434		239,434	120,850
MBS Repo 3	(h)	(h)	LIBOR + 1.37% to 2.00%		411,173	285,209		285,209	243,434
MBS Repo 4	(i)	N/A	LIBOR + 1.20% to 1.90%		188,670	225,000		5,633	2,000
Investing and Servicing Segment Property Mortgages	Feb 2018 to Jun 2026	N/A	Various		218,156	168,811		164,611	82,964
Ireland Portfolio Mortgage	May 2020	N/A	EURIBOR + 1.69%		450,158	309,246		309,246	319,322
Woodstar Portfolio Mortgages	Nov 2025 to Oct 2026	N/A	3.72% to 3.97%		376,653	276,748		276,748	248,630
Woodstar Portfolio Government Financing	Mar 2026 to Jun 2049	N/A	1.00% to 5.00%		314,441	135,584		135,584	8,982
Medical Office Portfolio Mortgages	Dec 2021	Dec 2023	LIBOR + 2.50%	(j)	767,540	524,499		491,197	—
Term Loan A	Dec 2020	Dec 2021	LIBOR + 2.25%	(e)	1,095,189	300,000		300,000	—
Term Loan B	N/A	N/A	N/A		—	—		—	658,270
Revolving Secured Financing	Dec 2020	Dec 2021	LIBOR + 2.25%	(e)	—	100,000		—	—
FHLB Advances	N/A	N/A	N/A		—	—		—	9,250
					$7,912,206	$8,193,955		4,197,218	4,020,737
Unamortized premium (discount), net								2,640	(1,702)
Unamortized deferred financing costs								(45,732)	(38,336)
								$4,154,126	$3,980,699

(a)	Subject to certain conditions as defined in the respective facility agreement.
(b)

Maturity date for borrowings collateralized by loans is September 2018 before extension options and September 2021 assuming exercise of extension options.  Borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions and not to exceed September 2025.

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
(g)

Facility carries a rolling 11 month term which may reset monthly with the lender’s consent not to exceed December 2018. This facility carries no maximum facility size.  Amount herein reflects the outstanding balance as of December 31, 2016.

(h)

Facility carries a rolling 12 month term which may reset monthly with the lender’s consent. Current maturity is December 2017. This facility carries no maximum facility size. Amount herein reflects the outstanding balance as of December 31, 2016.

(i)	The date that is 270 days after the buyer delivers notice to seller, subject to a maximum date of May 2018.
(j)	Subject to a 25 basis point floor.

In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

During the year ended December 31, 2016, we entered into eight mortgage facilities with aggregate borrowings of $75.6 million to finance commercial real estate acquired by our Investing and Servicing Segment. As of December 31, 2016, these facilities carry a remaining weighted average term of 4.0 years. Four of the facilities carry floating annual interest rates with average spreads of LIBOR + 2.27% while the remaining facilities carry average fixed annual interest rates of 3.53%.

In connection with our acquisition of the Woodstar Portfolio, we assumed 22 federal, state and county sponsored mortgage facilities (“Woodstar Portfolio Government Financing”) with aggregate outstanding balances of $135.6 million as of December 31, 2016.  At their respective acquisition dates, we also assumed two additional mortgage facilities with aggregate outstanding balances of $18.6 million.  These acquisitions were refinanced in September 2016 for $28.1 million with 10-year fixed rate financing at 3.97%.

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

In April 2016, we terminated the Lender 4 Repo 1 facility.

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

In August 2016, we entered into a $75.0 million secured financing agreement (“Lender 8 Secured Financing”) that carries a three year initial term and an annual interest rate of LIBOR + 4.00% to finance an existing first mortgage loan within our Lending Segment.

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

In November 2016, we amended the Conduit Repo 2 facility to extend the maturity from November 2016 to November 2017.

In November 2016, we entered into a £98.5 million repurchase facility (“Lender 6 Repo 2”) that carries a three year initial term with a one year extension option and an annual interest rate of GBP LIBOR + 2.75% to finance the co-origination of a £142.5 first mortgage loan within our Lending Segment.

In December 2016, entered into a credit agreement which consists of: (i) a $300.0 million term loan facility (“Term Loan A”) that carries a four year initial term with two six-month extension options and an annual interest rate of LIBOR + 2.25%; and (ii) a $100.0 million revolving credit facility (“Revolving Secured Financing”) that carries a four year initial term with two six-month extension options and an annual interest rate of LIBOR + 2.25%. A portion of the net proceeds from these facilities was used to repay the amount outstanding under our existing Term Loan B, which had an outstanding balance of $653.2 million at payoff.  In connection with the repayment of our Term Loan B, we recognized the write-off of $8.2 million of deferred financing costs and unamortized discount within loss on extinguishment of debt in our consolidated statement of operations during the year ended December 31, 2016.

In December 2016, to finance our acquisition of the Medical Office Portfolio, we entered into two mortgage loans with total available borrowings of $524.5 million (“Medical Office Portfolio Mortgages”), of which $491.2 million was outstanding as of December 31, 2016.  These loans carry five year initial terms with two 12-month extension options and annual interest rates of LIBOR + 2.50%.

In December 2016, we entered into a $283.6 million secured financing agreement (“Lender 9 Repo 1”) that carries a one year initial term with a one year extension option and an annual interest rate of LIBOR + 1.65% to finance the acquisition of a $378.1 million first mortgage loan within our Lending Segment.

Our secured financing agreements contain certain financial tests and covenants.  As of December 31, 2016, we were in compliance with all such covenants.

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

	Repurchase	Other Secured
	Agreements	Financing	Total
2017	$655,791	$25,689	$681,480
2018	622,858	53,889	676,747
2019	593,184	39,726	632,910
2020	439,752	322,578	762,330
2021	81,456	315,575	397,031
Thereafter	83,236	963,484	1,046,720
Total	$2,476,277	$1,720,941	$4,197,218

Secured financing maturities for 2017 primarily relate to $285.2 million on the MBS Repo 3 facility, $142.9 million on the Lender 1 Repo 1 facility and $109.5 million on the MBS Repo 2 facility.

For the years ended December 31, 2016, 2015 and 2014, approximately $16.2 million, $14.2 million and $11.3 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our consolidated statements of operations.

The following table sets forth our outstanding balance of repurchase agreements related to the following asset collateral classes as of December 31, 2016 and 2015 (amounts in thousands):

	As of December 31,
	2016	2015
Loans held-for-investment	$1,890,925	$2,142,198
Loans held-for-sale	34,024	146,782
Investment securities	551,328	366,284
	$2,476,277	$2,655,264

We seek to mitigate risks associated with our repurchase agreements by managing risk related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value.  The margin call provisions under the majority of our repurchase facilities, consisting of 41% of these agreements, do not permit valuation adjustments based on capital markets activity.  Instead, margin calls on these facilities are limited to collateral-specific credit marks.  To monitor credit risk associated with the performance and value of our loans and investments, our asset management team regularly reviews our investment portfolios and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary.  For repurchase agreements containing margin call provisions for general capital markets activity, approximately 18% of these pertain to our loans held-for-sale, for which we manage credit risk through the purchase of credit index instruments.  We further seek to manage risks associated with our repurchase agreements by matching the maturities and interest rate characteristics of our loans with the related repurchase agreements.

11. Unsecured Senior Notes

The following table is a summary of our unsecured senior notes outstanding as of December 31, 2016 and 2015 (dollars in thousands):

				Remaining
	Coupon	Effective	Maturity	Period of		Carrying Value at December 31,
	Rate	Rate (1)	Date	Amortization		2016	2015
2017 Convertible Notes	3.75%	5.86%	10/15/2017	0.8	years	$411,885	$431,250
2018 Convertible Notes	4.55%	6.10%	3/1/2018	1.2	years	599,981	599,981
2019 Convertible Notes	4.00%	5.35%	1/15/2019	2.0	years	341,363	341,363
2021 Senior Notes	5.00%	5.32%	12/15/2021	5.0	years	700,000	—
Total principal amount						2,053,229	1,372,594
Unamortized discount—Convertible Notes						(26,135)	(47,351)
Unamortized discount—Senior Notes						(9,728)	—
Unamortized deferred financing costs						(5,822)	(1,448)
Carrying amount of debt components						$2,011,544	$1,323,795
Carrying amount of conversion option equity components recorded in additional paid-in capital						$45,988	$46,343

(1)

Effective rate includes the effects of underwriter purchase discount and the adjustment for the conversion option on our convertible notes, the value of which reduced the initial liability and was recorded in additional paid‑in‑capital.

Senior Notes Due 2021

On December 16, 2016, we issued $700.0 million of 5.00% Senior Notes due 2021 (the “2021 Notes”). The 2021 Notes mature on December 15, 2021. Prior to September 15, 2021, we may redeem some or all of the 2021 Notes at a price equal to 100% of the principal amount thereof, plus the applicable “make-whole” premium as of the applicable date of redemption.  On and after September 15, 2021, we may redeem some or all of the 2021 Notes at a price equal to 100% of the principal amount thereof. In addition, we may redeem up to 35% of the 2021 Notes at the applicable redemption prices using the proceeds of certain equity offerings.

Convertible Senior Notes

On October 8, 2014, we issued $431.3 million of 3.75% Convertible Senior Notes due 2017 (the “2017 Notes”). On February 15, 2013, we issued $600.0 million of 4.55% Convertible Senior Notes due 2018 (the “2018 Notes”). On July 3, 2013, we issued $460.0 million of 4.00% Convertible Senior Notes due 2019 (the “2019 Notes”). We recognized interest expense of $57.1 million, $58.0 million and $49.4 million during the years ended December 31, 2016, 2015 and 2014, respectively, from our unsecured convertible senior notes (collectively, the “Convertible Notes”). The following table details the conversion attributes of our Convertible Notes outstanding as of December 31, 2016 (amounts in thousands, except rates):

	December 31, 2016		Conversion Spread Value - Shares (3)
	Conversion	Conversion	For the Year Ended December 31,
	Rate (1)	Price (2)	2016	2015	2014
2017 Notes	41.7397	$23.96	—	—	—
2018 Notes	47.2712	$21.15	1,097	—	1,221
2019 Notes	49.9717	$20.01	1,600	97	2,211
			2,697	97	3,432

(1)

The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of Convertible Notes converted, as adjusted in accordance with the indentures governing the Convertible Notes (including the applicable supplemental indentures) as a result of the spin-off of our former SFR segment to our stockholders in January 2014 and cash dividend payments.

(2)	As of December 31, 2016, 2015 and 2014, the market price of the Company’s common stock was $21.95, $20.56 and $23.24 per share, respectively.

(3)

The conversion spread value represents the portion of the convertible senior notes that are “in-the-money”, representing the value that would be delivered to investors in shares upon an assumed conversion.

The if-converted value of the 2018 Notes and 2019 Notes exceeded their principal amount by $22.7 million and $33.1 million, respectively, at December 31, 2016 since the closing market price of the Company’s common stock of $21.95 per share exceeded the implicit conversion prices of $21.15 and $20.01 per share, respectively. However, the if‑converted value of the 2017 Notes was less than its principal amount by $34.6 million at December 31, 2016 since the closing market price of the Company’s common stock was less than the implicit conversion price of $23.96.

The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash.  As such, only the conversion spread value, if any, is included in the computation of diluted EPS.

Under the repurchase program approved by our board of directors (refer to Note 17), we repurchased $19.4 million aggregate principal amount of our 2017 Notes during the year ended December 31, 2016 and $118.6 million aggregate principal amount of our 2019 Notes during the year ended December 31, 2015 for $19.9 million and $136.3 million, respectively, plus transaction expenses of $0.1 million during the year ended December 31, 2015. The repurchase price was allocated between the fair value of the liability component and the fair value of the equity component of the convertible security. The portion of the repurchase price attributable to the equity component totaled $0.4 million and $17.7 million, respectively, and was recognized as a reduction of additional paid-in capital during the years ended December 31, 2016 and 2015. The remaining repurchase price was attributable to the liability component. The difference between this amount and the net carrying amount of the liability and debt issuance costs was reflected as a loss on extinguishment of debt in our consolidated statement of operations. For the years ended December 31, 2016 and 2015, the loss on extinguishment of debt totaled $0.6 million and $5.9 million, respectively, consisting principally of the write-off of unamortized debt discount.  There were no repurchases of Convertible Notes during the year ended December 31, 2014.

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

Within the Investing and Servicing Segment, we originate commercial mortgage loans with the intent to sell these mortgage loans to VIEs for the purposes of securitization. These VIEs then issue CMBS that are collateralized in part by these assets, as well as other assets transferred to the VIE. In certain instances, we retain a subordinated interest in the VIE and serve as special servicer for the VIE. The following summarizes the fair value and par value of loans sold from our conduit platform, as well as the amount of sale proceeds used in part to repay the outstanding balance of the repurchase agreements associated with these loans for the years ended December 31, 2016, 2015 and 2014 (amounts in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Fair value of loans sold	$1,884,380	$2,100,216	$1,670,522
Par value of loans sold	1,798,215	2,034,773	1,603,807
Repayment of repurchase agreements	1,170,230	1,548,111	1,196,778

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

			Loan Transfers
	Loan Transfers Accounted		Accounted for as Secured
	for as Sales		Borrowings
For the Year Ended December 31,	Face Amount	Proceeds	Face Amount	Proceeds
2016	$386,389	$382,881	$—	$—
2015	645,425	637,124	38,925	38,925
2014	510,539	501,988	—	—

During the years ended December 31, 2016, 2015 and 2014, the Lending Segment recognized gains on sales of loans of $0.4 million, $4.8 million and $1.2 million, respectively, within gain on sale of investments and other assets in our consolidated statements of operations.

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

In connection with our repurchase agreements, we have entered into six outstanding interest rate swaps that have been designated as cash flow hedges of the interest rate risk associated with forecasted interest payments. As of December 31, 2016, the aggregate notional amount of our interest rate swaps designated as cash flow hedges of interest rate risk totaled $55.6 million. Under these agreements, we will pay fixed monthly coupons at fixed rates ranging from 0.60% to 1.52% of the notional amount to the counterparty and receive floating rate LIBOR. Our interest rate swaps designated as cash flow hedges of interest rate risk have maturities ranging from August 2017 to May 2021.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2016, 2015 and 2014, we did not recognize any hedge ineffectiveness in earnings.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the associated variable‑rate debt. Over the next 12 months, we estimate that an immaterial amount will be reclassified as an increase to interest expense. We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of 53 months.

Non‑designated Hedges

Derivatives not designated as hedges are derivatives that do not meet the criteria for hedge accounting under GAAP or which we have not elected to designate as hedges. We do not use these derivatives for speculative purposes but instead they are used to manage our exposure to foreign exchange rates, interest rate changes and certain credit spreads. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in gain (loss) on derivative financial instruments in our consolidated statements of operations.

We have entered into a series of forward contracts whereby we agreed to sell an amount of foreign currency for an agreed upon amount of USD at various dates through July 2020. These forward contracts were entered into to economically fix the USD amounts of foreign denominated cash flows expected to be received by us related to certain foreign denominated loan investments and properties.

The following table summarizes our non-designated foreign exchange (“Fx”) forwards, interest rate swaps, interest rate caps and credit index instruments as of December 31, 2016 (notional amounts in thousands):

Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx contracts – Sell Danish Krone ("DKK")	1	5,960	DKK	September 2017
Fx contracts – Sell Euros ("EUR") (1)	59	297,128	EUR	February 2017 – June 2020
Fx contracts – Sell Pounds Sterling ("GBP")	163	266,402	GBP	January 2017 – July 2020
Fx contracts – Sell Norwegian Krone ("NOK")	1	836	NOK	September 2017
Fx contracts – Sell Swedish Krona ("SEK")	1	1,317	SEK	September 2017
Interest rate swaps – Paying fixed rates	24	705,955	USD	April 2019 – January 2027
Interest rate swaps – Receiving fixed rates	1	8,000	USD	July 2017
Interest rate caps	2	294,000	EUR	May 2020
Interest rate caps	6	52,210	USD	June 2018 – October 2021
Credit index instruments	4	14,000	USD	September 2058
Total	262

(1)

Includes 42 Fx contracts entered into to hedge our Euro currency exposure created by our acquisition of the Ireland Portfolio.  As of December 31, 2016, these contracts have an aggregate notional amount of €239.3 million and varying maturities through June 2020.

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2016 and 2015 (amounts in thousands):

	Fair Value of Derivatives		Fair Value of Derivatives
	in an Asset Position (1)		in a Liability Position (2)
	as of December 31,		as of December 31,
	2016	2015	2016	2015
Derivatives designated as hedging instruments:
Interest rate swaps	$30	$57	$56	$122
Total derivatives designated as hedging instruments	30	57	56	122
Derivatives not designated as hedging instruments:
Interest rate swaps and caps	26,591	2,360	3,484	4,970
Foreign exchange contracts	62,295	41,137	364	104
Credit index instruments	445	1,537	—	—
Total derivatives not designated as hedging instruments	89,331	45,034	3,848	5,074
Total derivatives	$89,361	$45,091	$3,904	$5,196

(1)	Classified as derivative assets in our consolidated balance sheets.

(2)	Classified as derivative liabilities in our consolidated balance sheets.

The tables below present the effect of our derivative financial instruments on the consolidated statements of operations and of comprehensive income for the years ended December 31, 2016, 2015 and 2014 (amounts in thousands):

		Gain (Loss)
	Gain (Loss)	Reclassified	Gain (Loss)
	Recognized	from AOCI	Recognized
Derivatives Designated as Hedging Instruments	in OCI	into Income	in Income	Location of Gain (Loss)
For the Three Months Ended December 31,	(effective portion)	(effective portion)	(ineffective portion)	Recognized in Income
2016	$(284)	$(323)	$—	Interest expense
2015	$(709)	$(741)	$—	Interest expense
2014	$(865)	$(1,372)	$—	Interest expense

		Amount of Gain (Loss)
		Recognized in Income for the
Derivatives Not Designated	Location of Gain (Loss)	Year Ended December 31,
as Hedging Instruments	Recognized in Income	2016	2015	2014
Interest rate swaps and caps	Gain on derivative financial instruments	$21,741	$(22,675)	$(15,662)
Foreign exchange contracts	Gain on derivative financial instruments	51,818	44,089	37,207
Credit index instruments	Gain on derivative financial instruments	(2,825)	184	(1,094)
		$70,734	$21,598	$20,451

14. Offsetting Assets and Liabilities

The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210‑20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

				(iv)
				Gross Amounts Not
				Offset in the Statement
		(ii)	(iii) = (i) - (ii)	of Financial Position
		Gross Amounts	Net Amounts		Cash
	(i)	Offset in the	Presented in		Collateral
	Gross Amounts	Statement of	the Statement of	Financial	Received /	(v) = (iii) - (iv)
	Recognized	Financial Position	Financial Position	Instruments	Pledged	Net Amount
As of December 31, 2016
Derivative assets	$89,361	$—	$89,361	$491	$—	$88,870
Derivative liabilities	$3,904	$—	$3,904	$491	$3,413	$—
Repurchase agreements	2,476,277	—	2,476,277	2,476,277	—	—
	$2,480,181	$—	$2,480,181	$2,476,768	$3,413	$—
As of December 31, 2015
Derivative assets	$45,091	$—	$45,091	$243	$—	$44,848
Derivative liabilities	$5,196	$—	$5,196	$243	$4,953	$—
Repurchase agreements	2,655,264	—	2,655,264	2,655,264	—	—
	$2,660,460	$—	$2,660,460	$2,655,507	$4,953	$—

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

As discussed in Note 2, our implementation of ASU 2015-02 resulted in the determination that certain entities in which we hold controlling interests, which were already consolidated prior to the implementation of ASU 2015-02, are now considered VIEs. We are the primary beneficiaries of these VIEs, which were established to facilitate the purchase of certain properties acquired with third party minority interest partners, as we possess both the power to direct the activities of the VIEs that most significantly impact their economic performance and hold significant economic interests.  These VIEs had assets of $184.5 million and liabilities of $110.1 million as of December 31, 2016.

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

As of December 31, 2016, one of our CDO structures was in default, which pursuant to the underlying indentures, changes the rights of the variable interest holders. Upon default of a CDO, the trustee or senior note holders are allowed to exercise certain rights, including liquidation of the collateral, which at that time, is the activity which would most significantly impact the CDO’s economic performance. Further, when the CDO is in default, the collateral administrator no longer has the option to purchase securities from the CDO. In cases where the CDO is in default and we do not have the ability to exercise rights which would most significantly impact the CDO’s economic performance, we do not consolidate the VIE. As of December 31, 2016, this CDO structure was not consolidated.

As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of December 31, 2016, our maximum risk of loss related to securitization VIEs in which we were not the primary beneficiary was $31.5 million on a fair value basis.

As of December 31, 2016, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances of $13.1 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.

As discussed in Note 2, our implementation of ASU 2015-02 resulted in the determination that certain unconsolidated entities in which we hold passive non-controlling interests are now considered VIEs. We are not the primary beneficiaries of these VIEs as we do not possess the power to direct the activities of the VIEs that most significantly impact their economic performance and therefore continue to report our interests, which totaled $134.2 million as of December 31, 2016, within investment in unconsolidated entities on our consolidated balance sheet.  Our maximum risk of loss is limited to our carrying value of the investments of $134.2 million plus $25.7 million of unfunded commitments related to one of these VIEs.

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

For the years ended December 31, 2016, 2015 and 2014, approximately $61.0 million, $59.2 million and $54.5 million, respectively, was incurred for base management fees. As of December 31, 2016 and 2015, there were $15.7 million and $15.2 million, respectively, of unpaid base management fees included in the related-party payable in our consolidated balance sheets.

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

Core Earnings is a non-GAAP financial measure. We calculate Core Earnings as GAAP net income (loss) excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization of real estate and associated intangibles, acquisition costs associated with successful acquisitions and any unrealized gains, losses or other non-cash items recorded in net income for the period, regardless of whether such items are included in OCI, or in net income. The amount is adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash adjustments as determined by our Manager and approved by a majority of our independent directors.

For the years ended December 31, 2016, 2015 and 2014, approximately $32.8 million, $37.7 million and $34.4 million, respectively, was incurred for incentive fees. As of December 31, 2016 and 2015, approximately $19.0 million and $21.8 million, respectively, of unpaid incentive fees were included in related‑party payable in our consolidated balance sheets.

Expense Reimbursement.  We are required to reimburse our Manager for operating expenses incurred by our Manager on our behalf. In addition, pursuant to the terms of the Management Agreement, we are required to reimburse our Manager for the cost of legal, tax, consulting, accounting and other similar services rendered for us by our Manager’s personnel provided that such costs are no greater than those that would be payable if the services were provided by an independent third party. The expense reimbursement is not subject to any dollar limitations but is subject to review by our independent directors. For the years ended December 31, 2016, 2015 and 2014, approximately $5.6 million, $7.0 million and $8.1 million, respectively, was incurred for executive compensation and other reimbursable expenses and recognized within general and administrative expenses in our consolidated statements of operations. As of December 31, 2016 and 2015, approximately $3.0 million and $3.6 million, respectively, of unpaid reimbursable executive compensation and other expenses were included in related‑party payable in our consolidated balance sheets.

Equity Awards. In certain instances, we issue RSAs to certain employees of affiliates of our Manager who perform services for us.  For the years ended December 31, 2016, 2015 and 2014, we granted 169,104, 108,727 and 8,296 RSAs, respectively, at grant date fair values of $3.3 million, $2.6 million and $0.2 million, respectively. Expenses related to the vesting of awards to employees of affiliates of our Manager were $2.2 million, $0.8 million and $0.1 million, respectively, for the years ended December 31, 2016, 2015 and 2014 and are reflected in general and administrative expenses in our consolidated statements of operations. These shares generally vest over a three-year period.

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

Manager Equity Plan

In May 2015, we granted 675,000 RSUs to our Manager under the Starwood Property Trust, Inc. Manager Equity Plan (“Manager Equity Plan”). In January 2014, we granted 2,489,281 RSUs to our Manager under the Manager Equity Plan. In connection with these grants and prior similar grants, we recognized share-based compensation expense of $21.5 million, $26.6 million and $26.5 million within management fees in our consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014, respectively. Refer to Note 17 herein for further discussion of these grants.

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

In December 2014, we co-originated a £200 million first mortgage for the acquisition of a 17-story office tower located in London with SEREF and other private funds, all affiliates of our Manager. We originated £138.3 million of the loan, SEREF provided £45.0 million and the private funds provided £16.7 million. The first mortgage loan was paid off in full in April 2016.

In July 2014, we announced the co-origination of a £101.75 million first mortgage loan for the development of a 46-story residential tower and 18-story housing development containing a total of 366 private residential and affordable housing units located in London.  We originated £86.75 million of the loan, and private funds managed by an affiliate of our Manager provided £15.0 million.

In July 2014, we co-originated a €99.0 million mortgage loan for the refinancing and refurbishment of a 239 key, full service hotel located in Amsterdam, Netherlands with SEREF and other private funds, both affiliates of our Manager. We originated €58.0 million of the loan, SEREF provided €25.0 million and the private funds provided €16.0 million. The first mortgage loan was paid off in full in July 2016.

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

In October 2013, we co-originated a GBP-denominated $467.2 million first mortgage loan with SEREF that is secured by the Heron Tower in London, England. The facility was advanced in October 2013 in a single utilization, with SEREF taking $29.2 million of the total advance. The first mortgage loan was paid off in full in April 2016.

In September 2013, we co‑originated a EUR‑denominated first mortgage loan with Starfin Lux S.a.r.l. (“Starfin”), an affiliate of our Manager. The loan had an initial funding of approximately $102.3 million ($53.8 million for us and $48.5 million for Starfin), and future funding commitments totaling $24.6 million, of which we committed to fund $12.9 million and Starfin committed to fund $11.7 million. The loan was secured by a portfolio of approximately 20 retail properties located throughout Finland. The first mortgage loan was paid off in full in April 2016.

In August 2013, we co‑originated GBP‑denominated first mortgage and mezzanine loans with Starfin. The loans were collateralized by a development of a 109 unit retirement community and a 30 key nursing home in Battersea Park, London, England. We and Starfin committed $11.3 million and $22.5 million, respectively, in aggregate for the two loans. The first mortgage and mezzanine loans were paid off in full in May 2016 and June 2016, respectively.

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

In December 2012, we acquired 9,140,000 ordinary shares in SEREF, a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange, for approximately $14.7 million, which equated to approximately 4% ownership of SEREF. As of December 31, 2016, our shares represent an approximate 2% interest in SEREF. Refer to Note 6 for additional details.

In October 2012, we co‑originated $475.0 million in financing for the acquisition and redevelopment of a 10-story retail building located at 701 Seventh Avenue in the Times Square area of Manhattan through a joint venture with Fund IX, an affiliate of our Manager. In January 2014, we refinanced the initial financing with an $815.0 million first mortgage and mezzanine financing to facilitate the further development of the property. Fund IX did not participate in the refinancing. As such, the joint venture distributed $31.6 million to Fund IX for the liquidation of Fund IX’s interest in the joint venture. The first mortgage and mezzanine financing paid off in full in November 2016.

Investment in Unconsolidated Entities

In October 2014, we committed $150 million for a 33% equity interest in four regional shopping malls (the “Retail Fund”), of which $132.0 million was funded as of December 31, 2014. During the years ended December 31, 2016, 2015 and 2014, we recognized $9.7 million, $10.1 million and $2.2 million of income from the Retail Fund, respectively, and received net distributions of $7.2 million, $17.1 million and $4.7 million, respectively, which reduced our carrying value to $125.0 million as of December 31, 2016.  The Retail Fund was established for the purpose of acquiring and operating four leading regional shopping malls located in Florida, Michigan, North Carolina and Virginia.  All leasing services and asset management functions for the properties are conducted by an affiliate of our Manager which specializes in redeveloping, managing and repositioning retail real estate assets.  In addition, another affiliate of our Manager serves as general partner of the Retail Fund.  In consideration for its services, the general partner will earn incentive distributions that are payable once we, along with the other limited partners, receive 100% of our capital and a preferred return of 8%.

In April 2013, in connection with our acquisition of LNR, we acquired 50% of a joint venture which owns equity in an online real estate company. An affiliate of ours, Fund IX, owns the remaining 50% of the venture.

Acquisitions from Consolidated CMBS Trusts

Our Investing and Servicing Segment acquires interests in properties for its REO Portfolio from CMBS trusts, some of which are consolidated as VIEs on our balance sheet.  Acquisitions from consolidated VIEs are reflected as repayment of debt of consolidated VIEs in our consolidated statements of cash flows.  During the years ended December 31, 2016 and 2015, we acquired $136.9 million and $117.2 million, respectively, of net real estate assets from consolidated CMBS trusts for total purchase prices of $128.1 million and $117.2 million, respectively, and subsequently issued non-controlling interests of $6.5 million and $5.5 million, respectively. Also during the year ended December 31, 2016, a partnership in which we hold a 50% interest acquired a $28.4 million real estate asset from a CMBS trust for a purchase price of $19.0 million. Refer to Notes 3 and 8 for further discussion of these acquisitions.

Our Investing and Servicing Segment also acquires controlling interests in performing and non-performing commercial mortgage loans from CMBS trusts, some of which are consolidated as VIEs on our balance sheet. Acquisitions from consolidated VIEs are reflected as repayment of debt of consolidated VIEs in our consolidated statements of cash flows.  During the year ended December 31, 2016, we acquired $36.6 million and $8.2 million of performing and non-performing loans, respectively, from consolidated CMBS trusts. During the year ended December 31, 2015, we acquired $14.5 million of non-performing loans from consolidated CMBS trusts. There were no performing loans acquired during the year ended December 31, 2015.

Other Related-Party Arrangements

During the year ended December 31, 2016, we established a co-investment fund which provides key personnel with the opportunity to invest in certain properties included in our REO Portfolio.  These personnel include certain of our employees as well as employees of affiliates of our Manager (collectively, “Fund Participants”).  The fund carries an aggregate commitment of $15.0 million and owns a 10% equity interest in REO Portfolio properties acquired subsequent to January 1, 2015.  As of December 31, 2016, Fund Participants have funded $4.9 million of the capital commitment and it is our current expectation that there will be no additional funding of the commitment.  The capital contributed by Fund Participants is reflected on our consolidated balance sheet as non-controlling interests in consolidated subsidiaries.  In an effort to retain key personnel, the fund provides for disproportionate distributions which allows Fund Participants to earn an incremental 60% on all operating cash flows attributable to their capital account, net of a 5% preferred return to us as general partner of the fund.  Amounts earned by Fund Participants pursuant to this waterfall are reflected within net income attributable to non-controlling interests in our consolidated statement of operations.  During the year ended December 31, 2016, the non-controlling interests related to this fund recognized income of $0.8 million.

17. Stockholders’ Equity

The Company’s authorized capital stock consists of 100,000,000 shares of preferred stock, $0.01 par value per share, and 500,000,000 shares of common stock, $0.01 par value per share.

We issued common stock in public offerings as follows during the years ended December 31, 2016, 2015 and 2014:

	Shares issued	Price	Proceeds
Issuance date	(in thousands)	per share	(in thousands)
12/9/16	20,470	$21.93	$448,825
4/20/15	13,800	23.63	326,142
4/11/14	25,300	22.32	564,695

In May 2014, we established the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”), which provides stockholders with a means of purchasing additional shares of our common stock by reinvesting the cash dividends paid on our common stock and by making additional optional cash purchases.  Shares of our common stock purchased under the DRIP Plan will either be issued directly by the Company or purchased in the open market by the plan administrator.  The Company may issue up to 11 million shares of common stock under the DRIP Plan.   During the years ended December 31, 2016, 2015 and 2014, shares issued under the DRIP Plan were not material.

In May 2014, we entered into an amended and restated At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell shares of the Company’s common stock of up to $500.0 million from time to time, through an “at the market” equity offering program. Sales of shares under the ATM Agreement are made by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices. During the years ended December 31, 2016 and 2015, there were no shares issued under the ATM Agreement.  During the year ended December 31, 2014, we issued 1.5 million shares under the ATM Agreement for gross proceeds of $36.2 million.

In September 2014, our board of directors authorized and announced the repurchase of up to $250 million of our outstanding common stock over a period of one year. Subsequent amendments to the repurchase program approved by our board of directors in December 2014, June 2015 and January 2016 resulted in the program being (i) amended to increase maximum repurchases to $500.0 million, (ii) expanded to allow for the repurchase of our outstanding Convertible Notes under the program and (iii) extended through January 2017. Purchases made pursuant to the program are made in either the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are discretionary and are subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time.  Refer to Note 25 for a discussion of subsequent events associated with our repurchase program.

During the year ended December 31, 2016, we repurchased $19.4 million aggregate principal amount of our 2017 Notes for $19.9 million (refer to Note 11).  Also during the year ended December 31, 2016, we repurchased 1,052,889 shares of common stock for $19.7 million under the repurchase program.  During the year ended December 31, 2015, we repurchased $118.6 million aggregate principal amount of our 2019 Notes for $136.3 million.  Also during the year ended December 31, 2015, we repurchased 2,340,246 shares of common stock for $48.7 million under the repurchase program.  During the year ended December 31, 2014, we repurchased 587,900 shares of common stock for $13.0 million and no Convertible Notes under the repurchase program. As of December 31, 2016, we had $262.2 million of remaining capacity to repurchase common stock and/or Convertible Notes under the repurchase program.

Underwriting and offering costs for the years ended December 31, 2016, 2015 and 2014 were $0.8 million, $0.9 million and $1.5 million, respectively, and are reflected as a reduction of additional paid in capital in the consolidated statements of equity.

Our board of directors declared the following dividends in 2016, 2015 and 2014:

Declaration Date	Record Date	Ex-Dividend Date	Payment Date	Amount	Frequency
11/2/16	12/30/16	12/28/16	1/13/17	$0.48	Quarterly
8/4/16	9/30/16	9/28/16	10/17/16	0.48	Quarterly
5/9/16	6/30/16	6/28/16	7/15/16	0.48	Quarterly
2/25/16	3/31/16	3/29/16	4/15/16	0.48	Quarterly
11/5/15	12/31/15	12/29/15	1/15/16	0.48	Quarterly
8/4/15	9/30/15	9/28/15	10/15/15	0.48	Quarterly
5/5/15	6/30/15	6/26/15	7/15/15	0.48	Quarterly
2/25/15	3/31/15	3/27/15	4/15/15	0.48	Quarterly
11/5/14	12/31/14	12/29/14	1/15/15	0.48	Quarterly
8/6/14	9/30/14	9/26/14	10/15/14	0.48	Quarterly
5/6/14	6/30/14	6/26/14	7/15/14	0.48	Quarterly
2/24/14	3/31/14	3/27/14	4/15/14	0.48	Quarterly

Equity Incentive Plans

The Company currently maintains the Manager Equity Plan, which provides for the grant of stock options, stock appreciation rights, RSAs, RSUs and other equity‑based awards, including dividend equivalents, to our Manager. The Company also maintains the Starwood Property Trust, Inc. Equity Plan (the “Equity Plan”), which provides for the same types of equity‑based awards to individuals who provide services to the Company, including employees of our Manager. As of December 31, 2016, the maximum number of shares that may be made subject to awards granted under either the Manager Equity Plan or the Equity Plan, determined on a combined basis, was 2,262,760 shares.

The Company also maintains the Starwood Property Trust, Inc. Non‑Executive Director Stock Plan (“Non‑Executive Director Stock Plan”), which provides for the issuance of restricted stock, RSUs and other equity‑based awards to non‑executive directors. The 100,000 previously authorized shares of common stock have all been issued and there are zero shares available for issuance as of December 31, 2016.  During the year ended December 31, 2016, 2,572 shares of RSUs were contingently issued to non-executive directors, with such awards expressly conditioned on approval of an increase in shares under the Non-Executive Director Stock Plan.

To date, we have only granted RSAs and RSUs under the three equity incentive plans. The holders of awards of RSAs or RSUs are entitled to receive dividends or “distribution equivalents,” which generally will be payable at such time dividends are paid on our outstanding shares of common stock.

The table below summarizes our share awards granted or vested under the Manager Equity Plan during the years ended December 31, 2016, 2015 and 2014 (dollar amounts in thousands):

Grant Date	Type	Amount Granted	Grant Date Fair Value	Vesting Period
May 2015	RSU	675,000	$16,511	3 years
January 2014	RSU	489,281	14,776	3 years
January 2014	RSU	2,000,000	55,420	3 years
October 2012	RSU	875,000	19,854	3 years

During the years ended December 31, 2016, 2015 and 2014, we granted 389,237, 576,408 and 162,458 RSAs, respectively, under the Equity Plan to a select group of eligible participants which includes our employees and employees of our Manager who perform services for us. We also granted 47,463 RSUs during the year ended December 31, 2016. The awards were granted based on the market price of the Company’s common stock on the respective grant date and vest over a three-year period. Expenses related to the vesting of these awards are reflected in general and administrative expenses in our consolidated statements of operations. No RSUs were granted during the years ended December 31, 2015 and 2014.

The following shares of common stock were issued, without restriction, to our Manager as part of the incentive compensation due under the Management Agreement:

Timing of Issuance	Shares of Common Stock Issued	Price per share
November 2016	144,093	$22.06
August 2016	65,211	21.99
May 2016	117,083	19.64
March 2016	606,166	18.02
November 2015	126,154	20.22
August 2015	95,696	21.82
May 2015	136,261	24.17
March 2015	387,299	24.39
November 2014	92,865	22.97
August 2014	86,328	23.49
May 2014	152,316	23.99
March 2014	138,288	23.92

The following table summarizes our share‑based compensation expenses during the years ended December 31, 2016, 2015 and 2014 (in thousands):

	For the year ended December 31,
	2016	2015	2014
Management fees:
Manager incentive fee	$16,423	$18,859	$17,258
Manager Equity Plan	21,484	26,625	26,498
	37,907	45,484	43,756
General and administrative:
Non-Executive Director Stock Plan	435	360	294
Equity Plan	10,728	5,161	1,830
	11,163	5,521	2,124
Income tax effect	—	—	—
Total share-based compensation expense	$49,070	$51,005	$45,880

Schedule of Non‑Vested Shares and Share Equivalents

	Non-Executive				Weighted Average
	Director		Manager		Grant Date Fair Value
	Stock Plan	Equity Plan	Equity Plan	Total	(per share)
Balance as of January 1, 2016	16,988	548,378	1,302,850	1,868,216	$25.84
Granted	21,564	436,700	—	458,264	19.13
Vested	(20,764)	(410,905)	(1,021,600)	(1,453,269)	25.81
Forfeited	—	(52,837)	—	(52,837)	22.63
Balance as of December 31, 2016	17,788	521,336	281,250	820,374	22.34

The weighted average grant date fair value per share of grants during the years ended December 31, 2016, 2015 and 2014 was $19.13, $24.20 and $27.91, respectively.

Vesting Schedule

	Non-Executive Director Stock Plan	Equity Plan	Manager Equity Plan	Total
2017	17,788	314,111	225,000	556,899
2018	—	131,914	56,250	188,164
2019	—	75,311	—	75,311
Total	17,788	521,336	281,250	820,374

As of December 31, 2016, there was approximately $13.2 million of total unrecognized compensation costs related to unvested share‑based compensation arrangements which are expected to be recognized over a weighted average period of 0.9 years. The total fair value of shares vested during the years ended December 31, 2016, 2015 and 2014 were $30.2 million, $28.3 million and $28.6 million, respectively, as of the respective vesting dates.

18. Earnings per Share

The following table provides a reconciliation of net income from continuing operations and the number of shares of common stock used in the computation of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Year Ended December 31,
	2016	2015	2014
Basic Earnings
Continuing Operations:
Income from continuing operations attributable to STWD common stockholders	$365,186	$450,697	$496,572
Less: Income attributable to participating shares	(2,053)	(3,434)	(5,579)
Basic — Income from continuing operations	$363,133	$447,263	$490,993

Discontinued Operations:
Loss from discontinued operations	$—	$—	$(1,551)
Basic — Net income attributable to STWD common stockholders after allocation to participating shares	$363,133	$447,263	$489,442

Diluted Earnings
Continuing Operations:
Basic — Income from continuing operations attributable to STWD common stockholders	$365,186	$450,697	$496,572
Less: Income attributable to participating shares	(2,053)	(3,434)	(5,579)
Add: Undistributed earnings to participating shares	—	—	918
Less: Undistributed earnings reallocated to participating shares	—	—	(902)
Diluted — Income from continuing operations	$363,133	$447,263	$491,009

Discontinued Operations:
Basic — Loss from discontinued operations	$—	$—	$(1,551)
Diluted — Net income attributable to STWD common stockholders after allocation to participating shares	$363,133	$447,263	$489,458

Number of Shares:
Basic — Average shares outstanding	238,529	233,419	214,945
Effect of dilutive securities — Convertible Notes	2,697	97	3,432
Effect of dilutive securities — Contingently issuable shares	473	524	404
Effect of dilutive securities — Unvested non-participating shares	95	102	—
Diluted — Average shares outstanding	241,794	234,142	218,781

Earnings Per Share Attributable to STWD Common Stockholders:
Basic:
Income from continuing operations	$1.52	$1.92	$2.29
Loss from discontinued operations	—	—	(0.01)
Net income	$1.52	$1.92	$2.28

Diluted:
Income from continuing operations	$1.50	$1.91	$2.25
Loss from discontinued operations	—	—	(0.01)
Net income	$1.50	$1.91	$2.24

As of December 31, 2016, 2015 and 2014, participating shares of 0.6 million, 1.5 million and 2.0 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above.

Also as of December 31, 2016, there were 62.6 million potential shares of common stock contingently issuable upon the conversion of the Convertible Notes. The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash. As a result, this principal amount, representing 59.9 million shares at December 31, 2016, was not included in the computation of diluted EPS. However, as discussed in Note 11, the conversion options associated with the 2018 Notes and 2019 Notes are “in-the-money” as the if-converted values exceeded their principal amounts by $22.7 million and $33.1 million, respectively, at December 31, 2016. The dilutive effect to EPS is determined by dividing this “conversion spread value” by the average share price. The “conversion spread value” is the value that would be delivered to investors in shares based on the terms of the Convertible Notes, upon an assumed conversion. In calculating the dilutive effect of these shares, the treasury stock method was used and resulted in a dilution of 2.7 million shares for the year ended December 31, 2016. The conversion option associated with the 2017 Notes is “out-of-the-money” because the if-converted value was less than its principal amount by $34.6 million at December 31, 2016; therefore, there was no dilutive effect to EPS for the 2017 Notes.

19. Accumulated Other Comprehensive Income

The changes in AOCI by component are as follows (in thousands):

		Cumulative
		Unrealized Gain
	Effective Portion of	(Loss) on	Foreign
	Cumulative Loss on	Available-for-	Currency
	Cash Flow Hedges	Sale Securities	Translation	Total
Balance at January 1, 2014	$(604)	$66,566	$9,487	$75,449
OCI before reclassifications	(865)	3,683	(13,684)	(10,866)
Amounts reclassified from AOCI	1,372	(10,059)	—	(8,687)
Net period OCI	507	(6,376)	(13,684)	(19,553)
Balance at December 31, 2014	(97)	60,190	(4,197)	55,896
OCI before reclassifications	(709)	(17,487)	(9,285)	(27,481)
Amounts reclassified from AOCI	741	(5,396)	5,969	1,314
Net period OCI	32	(22,883)	(3,316)	(26,167)
Balance at December 31, 2015	(65)	37,307	(7,513)	29,729
OCI before reclassifications	(284)	7,622	(10,040)	(2,702)
Amounts reclassified from AOCI	323	—	8,788	9,111
Net period OCI	39	7,622	(1,252)	6,409
Balance at December 31, 2016	$(26)	$44,929	$(8,765)	$36,138

The reclassifications out of AOCI impacted the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 as follows (amounts in thousands):

	Amounts Reclassified from
	AOCI during the Year			Affected Line Item
	Ended December 31,			in the Statements
Details about AOCI Components	2016	2015	2014	of Operations
Losses on cash flow hedges:
Interest rate contracts	$(323)	$(741)	$(1,372)	Interest expense
Unrealized gains (losses) on available-for-sale securities:
Interest realized upon collection	—	5,396	—	Interest income from investment securities
Net realized gain on sale of investments	—	—	10,148	Gain on sale of investments and other assets, net
OTTI	—	—	(89)	OTTI
Total	—	5,396	10,059
Foreign currency translation:
Foreign currency loss from European servicing and advisory business divestiture	(8,788)	—	—	Gain on sale of investments and other assets, net
Foreign currency loss from CMBS redemption	—	(5,969)	—	Foreign currency loss, net
Total	(8,788)	(5,969)	—
Total reclassifications for the period	$(9,111)	$(1,314)	$8,687

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2016 and 2015, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not as significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.

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

European servicing rights

The fair value of this intangible was determined using discounted cash flow modeling techniques which require management to make estimates regarding future net servicing cash flows. Since the most significant of these inputs was unobservable, we have determined that the fair value of this intangible should be classified in Level III of the fair value hierarchy as of December 31, 2015.

Secured financing agreements, 2021 Notes and secured borrowings on transferred loans

The fair value of the secured financing agreements, 2021 Notes and secured borrowings on transferred loans are determined by discounting the contractual cash flows at the interest rate we estimate such arrangements would bear if executed in the current market. We have determined that our valuation of these instruments should be classified in Level III of the fair value hierarchy.

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

Fair Value Disclosures

The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the consolidated balance sheets by their level in the fair value hierarchy as of December 31, 2016 and 2015 (amounts in thousands):

	December 31, 2016
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$63,279	$—	$—	$63,279
RMBS	253,915	—	—	253,915
CMBS	31,546	—	—	31,546
Equity security	12,177	12,177	—	—
Domestic servicing rights	55,082	—	—	55,082
Derivative assets	89,361	—	89,361	—
VIE assets	67,123,261	—	—	67,123,261
Total	$67,628,621	$12,177	$89,361	$67,527,083
Financial Liabilities:
Derivative liabilities	$3,904	$—	$3,904	$—
VIE liabilities	66,130,592	—	63,545,223	2,585,369
Total	$66,134,496	$—	$63,549,127	$2,585,369

	December 31, 2015
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$203,865	$—	$—	$203,865
RMBS	176,224	—	—	176,224
CMBS	212,981	—	—	212,981
Equity security	14,498	14,498	—	—
Domestic servicing rights	119,698		—	119,698
Derivative assets	45,091	—	45,091	—
VIE assets	76,675,689	—	—	76,675,689
Total	$77,448,046	$14,498	$45,091	$77,388,457
Financial Liabilities:
Derivative liabilities	$5,196	$—	$5,196	$—
VIE liabilities	75,817,014	—	73,264,566	2,552,448
Total	$75,822,210	$—	$73,269,762	$2,552,448

The changes in financial assets and liabilities classified as Level III are as follows for the years ended December 31, 2016 and 2015 (amounts in thousands):

				Domestic
	Loans			Servicing		VIE
	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
January 1, 2015 balance	$391,620	$207,053	$334,080	$132,303	$107,816,065	$(4,893,120)	$103,988,001
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	64,320	—	(3,093)	(12,605)	(35,365,585)	3,980,376	(31,336,587)
Net accretion	—	20,625	—	—	—	—	20,625
Included in OCI	—	(16,210)	(2,363)	—	—	—	(18,573)
Purchases / Originations	1,848,879	—	14,653	—	—	—	1,863,532
Sales	(2,100,216)	—	(6,410)	—	—	—	(2,106,626)
Issuances	—	—	—	—	—	(9,132)	(9,132)
Cash repayments / receipts	(738)	(35,244)	(100,738)	—	—	304,816	168,096
Transfers into Level III	—	—	—	—	—	(2,920,033)	(2,920,033)
Transfers out of Level III	—	—	—	—	—	1,290,497	1,290,497
Consolidation of VIEs	—	—	(24,309)	—	12,050,421	(363,008)	11,663,104
Deconsolidation of VIEs	—	—	1,161	—	(7,825,212)	57,156	(7,766,895)
December 31, 2015 balance	203,865	176,224	212,981	119,698	76,675,689	(2,552,448)	74,836,009
Impact of ASU 2015-02 adoption (1)	—	—	—	(17,467)	17,467	—	—
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	74,251	—	(1,421)	(47,149)	(25,141,786)	1,385,108	(23,730,997)
Net accretion	—	15,479	—	—	—	—	15,479
Included in OCI	—	7,622	—	—	—	—	7,622
Purchases / Originations	1,670,966	98,035	57,576	—	—	—	1,826,577
Sales	(1,884,380)	—	(18,725)	—	—	—	(1,903,105)
Issuances	—	—	—	—	—	(35,728)	(35,728)
Cash repayments / receipts	(1,423)	(43,445)	(58,435)	—	—	53,107	(50,196)
Transfers into Level III	—	—	—	—	—	(1,101,416)	(1,101,416)
Transfers out of Level III	—	—	—	—	—	268,915	268,915
Consolidation of VIEs	—	—	(162,745)	—	21,289,873	(648,352)	20,478,776
Deconsolidation of VIEs	—	—	2,315	—	(5,717,982)	45,445	(5,670,222)
December 31, 2016 balance	$63,279	$253,915	$31,546	$55,082	$67,123,261	$(2,585,369)	$64,941,714
Amount of total gains (losses) included in earnings attributable to assets still held at:
December 31, 2015	$155	$15,131	$3,134	$(12,605)	$(35,365,585)	$3,980,376	$(31,379,394)
December 31, 2016	214	15,479	(1,205)	(47,149)	(25,141,786)	1,385,108	(23,789,339)

(1)

As discussed in Notes 2 and 15, our implementation of ASU 2015-02 resulted in the consolidation of certain CMBS trusts effective January 1, 2016, which required the elimination of $17.5 million of domestic servicing rights associated with these newly consolidated trusts.

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

The following table presents the fair values, all of which are classified in Level III of the fair value hierarchy, of our financial instruments not carried at fair value on the consolidated balance sheets (amounts in thousands):

	December 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets not carried at fair value:
Loans held-for-investment and loans transferred as secured borrowings	$5,882,995	$5,934,219	$6,059,652	$6,125,881
HTM securities	509,980	504,165	321,244	315,255
European servicing rights	—	—	2,626	5,302
Financial liabilities not carried at fair value:
Secured financing agreements and secured borrowings on transferred loans	$4,189,126	$4,198,136	$4,068,699	$4,092,264
Unsecured senior notes	2,011,544	2,088,374	1,323,795	1,331,979

The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Carrying Value at	Valuation	Unobservable	Range as of December 31, (1)
	December 31, 2016	Technique	Input	2016	2015
Loans held-for-sale, fair value option	$63,279	Discounted cash flow	Yield (b)	5.0% - 5.7%	4.8% - 5.3%
			Duration (c)	10.0 years	5.0 - 10.0 years
RMBS	253,915	Discounted cash flow	Constant prepayment rate (a)	2.8% - 17.0%	2.6% - 17.8%
			Constant default rate (b)	1.1% - 8.1%	1.0% - 8.9%
			Loss severity (b)	12% - 79% (e)	10% - 79% (e)
			Delinquency rate (c)	2% - 29%	2% - 29%
			Servicer advances (a)	23% - 94%	30% - 94%
			Annual coupon deterioration (b)	0% - 0.6%	0% - 0.5%
			Putback amount per projected total collateral loss (d)	0% - 15%	0% - 11%
CMBS	31,546	Discounted cash flow	Yield (b)	0% - 172.0%	0% - 435.8%
			Duration (c)	0 - 18.7 years	0 - 18.5 years
Domestic servicing rights	55,082	Discounted cash flow	Debt yield (a)	7.75%	8.25%
			Discount rate (b)	15%	15%
			Control migration (b)	0% - 80%	0% - 80%
VIE assets	67,123,261	Discounted cash flow	Yield (b)	0% - 960.4%	0% - 920.2%
			Duration (c)	0 - 12.0 years	0 - 17.5 years
VIE liabilities	2,585,369	Discounted cash flow	Yield (b)	0% - 960.4%	0% - 920.2%
			Duration (c)	0 - 12.0 years	0 - 17.5 years

(1)	The ranges of significant unobservable inputs are represented in percentages and years.

Sensitivity of the Fair Value to Changes in the Unobservable Inputs

(a)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
(b)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.
(c)

Significant increase (decrease) in the unobservable input in isolation would result in either a significantly lower or higher (higher or lower) fair value measurement depending on the structural features of the security in question.

(d)	Any delay in the putback recovery date leads to a decrease in fair value for the majority of securities in our RMBS portfolio.
(e)	57% and 76% of the portfolio falls within a range of 45% ‑ 80% as of December 31, 2016 and 2015, respectively.

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

Our TRSs engage in various real estate related operations, including special servicing of commercial real estate, originating and securitizing commercial mortgage loans, and investing in entities which engage in real estate related operations. The majority of our TRSs are held within the Investing and Servicing Segment.  As of December 31, 2016 and 2015, approximately $634.4 million and $858.5 million, respectively, of the Investing and Servicing Segment’s assets, including $181.0 million and $185.6 million in cash, respectively, were owned by TRS entities. Our TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.

Our income tax provision consisted of the following for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	For the year ended December 31,
	2016	2015	2014
Current
Federal	$8,878	$15,095	$28,677
Foreign	938	6,000	5,432
State	2,192	2,532	4,946
Total current	12,008	23,627	39,055
Deferred
Federal	(2,655)	(3,799)	(9,975)
Foreign	(447)	(1,973)	(3,400)
State	(562)	(649)	(1,584)
Total deferred	(3,664)	(6,421)	(14,959)
Total income tax provision	$8,344	$17,206	$24,096

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are presented net by tax jurisdiction and are reported in other assets and other liabilities, respectively. At December 31, 2016 and 2015, our U.S. tax jurisdiction was in a net deferred tax asset position.  Our European tax jurisdiction was in a net deferred tax liability position at December 31, 2015. There were no deferred taxes in our European tax jurisdiction at December 31, 2016. The following table presents each of these tax jurisdictions and the tax effects of temporary differences on their respective net deferred tax assets and liabilities (in thousands):

	December 31,
	2016	2015
U.S.
Deferred tax asset, net
Reserves and accruals	$6,103	$11,659
Domestic intangible assets	24,450	17,734
Investment securities and loans	(2,355)	(2,416)
Investment in unconsolidated entities	948	(362)
Deferred income	292	423
Net operating and capital loss carryforwards	804	2,967
Valuation allowance	—	(2,967)
Other U.S. temporary differences	356	343
	30,598	27,381
Europe
Deferred tax liability, net
European servicing rights	—	(583)
Net operating and capital loss carryforwards	5,533	7,606
Valuation allowance	(5,533)	(7,606)
Other European temporary differences	—	(346)
	—	(929)
Net deferred tax assets	$30,598	$26,452

Unrecognized tax benefits were not material as of and during the years ended December 31, 2016 and 2015. The Company’s tax returns are no longer subject to audit for years ended prior to January 1, 2013. The Company had pre-tax income from foreign operations of $14.1 million, $22.0 million and $13.5 million during the years ended December 31, 2016, 2015 and 2014, respectively.

The following table is a reconciliation of our U.S. federal income tax determined using our statutory federal tax rate to our reported income tax provision for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	For the Year Ended December 31,
	2016		2015		2014
Federal statutory tax rate	$131,598	35.0%	$164,286	35.0%	$183,622	35.0%
REIT and other non-taxable income	(123,209)	(32.7)%	(148,514)	(31.6)%	(160,745)	(30.7)%
State income taxes	1,634	0.4%	1,800	0.4%	3,149	0.6%
Federal benefit of state tax deduction	(572)	(0.2)%	(630)	(0.1)%	(1,102)	(0.2)%
Valuation allowance	(2,966)	(0.8)%	445	0.1%	1,315	0.3%
Other	1,859	0.5%	(181)	(0.1)%	(2,143)	(0.4)%
Effective tax rate	$8,344	2.2%	$17,206	3.7%	$24,096	4.6%

During the year ended December 31, 2016, we merged two of our TRSs.  In doing so, $7.4 million of net operating loss carryforwards which were previously subject to a full valuation allowance became realizable.  As a result, we reversed the valuation allowance, which caused a reduction of $3.0 million to our income tax provision in our consolidated statement of operations for the year ended December 31, 2016.

The changes in the valuation allowance associated with our deferred tax assets are as follows for the years ended December 31, 2016 and 2015 (amounts in thousands):

	2016	2015	2014
January 1 balance	$10,573	$11,200	$11,750
Additions (releases) to income tax provision	(2,966)	445	1,315
Provision to return adjustments to deferred tax amounts	—	23	(822)
Foreign currency adjustments reflected in OCI	(417)	(770)	(1,086)
Release due to European servicing and advisory business divestiture	(1,585)	—	—
Other	(72)	(325)	43
December 31 balance	$5,533	$10,573	$11,200

22. Commitments and Contingencies

As of December 31, 2016, we had future funding commitments on 47 loans totaling $1.4 billion, of which we expect to fund $1.1 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum debt service coverage ratios or executions of new leases before advances are made to the borrower.

Future minimum rental payments for our corporate offices, sublease income from space subleased to other parties within our corporate offices and future minimum rental payments for ground leases of investment properties for each of the next five years and thereafter are as follows (in thousands):

	Corporate	Sublease	Ground
	Rents	Income	Leases
2017	$6,318	$1,782	$115
2018	6,241	1,685	116
2019	5,930	1,171	117
2020	5,305	1,004	119
2021	2,647	677	121
Thereafter	—	—	6,151
Total	$26,441	$6,319	$6,739

Management is not aware of any other contractual obligations, legal proceedings or any other contingent obligations incurred in the normal course of business that would have a material adverse effect on our consolidated financial statements.

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

The table below presents our results of operations for the year ended December 31, 2016 by business segment (amounts in thousands):

		Investing				Investing
	Lending	and Servicing	Property			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$449,470	$17,725	$—	$—	$467,195	$—	$467,195
Interest income from investment securities	47,241	146,692	—	—	193,933	(123,085)	70,848
Servicing fees	782	144,941	—	—	145,723	(56,767)	88,956
Rental income	—	38,223	114,537	—	152,760	—	152,760
Other revenues	242	5,255	62	—	5,559	(651)	4,908
Total revenues	497,735	352,836	114,599	—	965,170	(180,503)	784,667
Costs and expenses:
Management fees	1,829	78	—	115,348	117,255	196	117,451
Interest expense	88,000	15,983	22,009	105,267	231,259	(460)	230,799
General and administrative	18,517	121,140	3,338	9,243	152,238	703	152,941
Acquisition and investment pursuit costs	1,665	2,520	7,886	1,391	13,462	—	13,462
Costs of rental operations	—	17,638	47,463	—	65,101	—	65,101
Depreciation and amortization	—	16,117	50,669	—	66,786	—	66,786
Loan loss allowance, net	3,759	—	—	—	3,759	—	3,759
Other expense	—	100	—	—	100	—	100
Total costs and expenses	113,770	173,576	131,365	231,249	649,960	439	650,399
Income (loss) before other income (loss), income taxes and non-controlling interests	383,965	179,260	(16,766)	(231,249)	315,210	(180,942)	134,268
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	151,593	151,593
Change in fair value of servicing rights	—	(43,258)	—	—	(43,258)	(3,891)	(47,149)
Change in fair value of investment securities, net	20	(44,094)	—	—	(44,074)	42,673	(1,401)
Change in fair value of mortgage loans held-for-sale, net	—	74,251	—	—	74,251	—	74,251
Earnings from unconsolidated entities	3,447	8,937	9,736	—	22,120	(397)	21,723
Gain on sale of investments and other assets, net	1,716	226	—	—	1,942	—	1,942
Gain (loss) on derivative financial instruments, net	41,576	(4,318)	33,476	—	70,734	—	70,734
Foreign currency (loss) gain, net	(37,595)	3,661	(38)	5	(33,967)	—	(33,967)
OTTI	—	(215)	(513)	—	(728)	—	(728)
Loss on extinguishment of debt	—	—	—	(8,781)	(8,781)	—	(8,781)
Other income, net	—	8,959	9,102	4,271	22,332	(8,822)	13,510
Total other income (loss)	9,164	4,149	51,763	(4,505)	60,571	181,156	241,727
Income (loss) before income taxes	393,129	183,409	34,997	(235,754)	375,781	214	375,995
Income tax benefit (provision)	1,610	(9,954)	—	—	(8,344)	—	(8,344)
Net income (loss)	394,739	173,455	34,997	(235,754)	367,437	214	367,651
Net income attributable to non-controlling interests	(1,398)	(853)	—	—	(2,251)	(214)	(2,465)
Net income (loss) attributable to Starwood Property Trust, Inc.	$393,341	$172,602	$34,997	$(235,754)	$365,186	$—	$365,186

The table below presents our results of operations for the year ended December 31, 2015 by business segment (amounts in thousands):

		Investing				Investing
	Lending	and Servicing	Property			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$460,365	$17,566	$—	$—	$477,931	$—	$477,931
Interest income from investment securities	68,059	156,365	—	—	224,424	(130,759)	93,665
Servicing fees	428	215,770	—	—	216,198	(99,130)	117,068
Rental income	—	11,177	25,445	—	36,622	—	36,622
Other revenues	597	10,928	—	—	11,525	(934)	10,591
Total revenues	529,449	411,806	25,445	—	966,700	(230,823)	735,877
Costs and expenses:
Management fees	901	72	—	123,532	124,505	228	124,733
Interest expense	81,676	10,386	5,584	104,904	202,550	—	202,550
General and administrative	21,685	123,746	1,205	7,275	153,911	717	154,628
Acquisition and investment pursuit costs	2,065	2,375	8,951	38	13,429	—	13,429
Costs of rental operations	—	6,121	5,421	—	11,542	—	11,542
Depreciation and amortization	—	13,972	15,038	—	29,010	—	29,010
Loan loss allowance, net	(2)	—	—	—	(2)	—	(2)
Other expense	6	383	—	—	389	—	389
Total costs and expenses	106,331	157,055	36,199	235,749	535,334	945	536,279
Income (loss) before other income (loss), income taxes and non-controlling interests	423,118	254,751	(10,754)	(235,749)	431,366	(231,768)	199,598
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	185,490	185,490
Change in fair value of servicing rights	—	(46,831)	—	—	(46,831)	34,226	(12,605)
Change in fair value of investment securities, net	209	(9,952)	—	—	(9,743)	12,827	3,084
Change in fair value of mortgage loans held-for-sale, net	—	64,320	—	—	64,320	—	64,320
Earnings from unconsolidated entities	4,045	13,042	10,090	—	27,177	(503)	26,674
Gain on sale of investments and other assets, net	4,839	17,825	—	—	22,664	—	22,664
Gain (loss) on derivative financial instruments, net	30,764	(14,226)	5,060	—	21,598	—	21,598
Foreign currency (loss) gain, net	(36,956)	(296)	31	—	(37,221)	—	(37,221)
Loss on extinguishment of debt	—	—	—	(5,921)	(5,921)	—	(5,921)
Other income, net	—	161	1,530	17	1,708	—	1,708
Total other income (loss)	2,901	24,043	16,711	(5,904)	37,751	232,040	269,791
Income (loss) before income taxes	426,019	278,794	5,957	(241,653)	469,117	272	469,389
Income tax provision	(242)	(16,964)	—	—	(17,206)	—	(17,206)
Net income (loss)	425,777	261,830	5,957	(241,653)	451,911	272	452,183
Net (income) loss attributable to non-controlling interests	(1,389)	175	—	—	(1,214)	(272)	(1,486)
Net income (loss) attributable to Starwood Property Trust, Inc.	$424,388	$262,005	$5,957	$(241,653)	$450,697	$—	$450,697

The table below presents our results of operations for the year ended December 31, 2014 by business segment (amounts in thousands):

		Investing			Single		Investing
	Lending	and Servicing	Property		Family		and Servicing
	Segment	Segment	Segment	Corporate	Residential	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$420,683	$13,979	$—	$—	$—	$434,662	$—	$434,662
Interest income from investment securities	68,348	109,819	—	—	—	178,167	(66,151)	112,016
Servicing fees	330	227,145	—	—	—	227,475	(91,910)	135,565
Rental income	—	9,831	—	—	—	9,831	—	9,831
Other revenues	406	11,619	—	—	—	12,025	(1,224)	10,801
Total revenues	489,767	372,393	—	—	—	862,160	(159,285)	702,875
Costs and expenses:
Management fees	2,079	72	—	115,411	—	117,562	170	117,732
Interest expense	65,913	4,781	—	90,410	—	161,104	—	161,104
General and administrative	21,551	141,500	—	5,887	—	168,938	723	169,661
Acquisition and investment pursuit costs	2,023	1,206	—	452	—	3,681	—	3,681
Costs of rental operations	—	5,938	—	—	—	5,938	—	5,938
Depreciation and amortization	—	16,627	—	—	—	16,627	—	16,627
Loan loss allowance, net	2,047	—	—	—	—	2,047	—	2,047
Other expense	52	7,167	—	—	—	7,219	—	7,219
Total costs and expenses	93,665	177,291	—	212,160	—	483,116	893	484,009
Income (loss) before other income, income taxes and non-controlling interests	396,102	195,102	—	(212,160)	—	379,044	(160,178)	218,866
Other income:
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	212,506	212,506
Change in fair value of servicing rights	—	(53,065)	—	—	—	(53,065)	36,278	(16,787)
Change in fair value of investment securities, net	822	97,723	—	—	—	98,545	(83,468)	15,077
Change in fair value of mortgage loans held-for-sale, net	—	70,420	—	—	—	70,420	—	70,420
Earnings from unconsolidated entities	7,484	13,610	2,176	—	—	23,270	(3,338)	19,932
Gain on sale of investments and other assets, net	12,886	—	—	—	—	12,886	—	12,886
Gain (loss) on derivative financial instruments, net	30,713	(10,262)	—	—	—	20,451	—	20,451
Foreign currency loss, net	(29,139)	(803)	—	—	—	(29,942)	—	(29,942)
OTTI	(259)	(797)	—	—	—	(1,056)	—	(1,056)
Other (loss) income, net	(327)	4,159	—	—	—	3,832	—	3,832
Total other income	22,180	120,985	2,176	—	—	145,341	161,978	307,319
Income (loss) from continuing operations before income taxes	418,282	316,087	2,176	(212,160)	—	524,385	1,800	526,185
Income tax provision	(1,476)	(22,620)	—	—	—	(24,096)	—	(24,096)
Income (loss) from continuing operations	416,806	293,467	2,176	(212,160)	—	500,289	1,800	502,089
Loss from discontinued operations, net of tax	—	—	—	—	(1,551)	(1,551)	—	(1,551)
Net income (loss)	416,806	293,467	2,176	(212,160)	(1,551)	498,738	1,800	500,538
Net income attributable to non-controlling interests	(3,717)	—	—	—	—	(3,717)	(1,800)	(5,517)
Net income (loss) attributable to Starwood Property Trust, Inc.	$413,089	$293,467	$2,176	$(212,160)	$(1,551)	$495,021	$—	$495,021

The table below presents our consolidated balance sheet as of December 31, 2016 by business segment (amounts in thousands):

		Investing				Investing
	Lending	and Servicing	Property			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$7,085	$38,798	$7,701	$560,790	$614,374	$1,148	$615,522
Restricted cash	17,885	8,202	9,146	—	35,233	—	35,233
Loans held-for-investment, net	5,827,553	20,442	—	—	5,847,995	—	5,847,995
Loans held-for-sale	—	63,279	—	—	63,279	—	63,279
Loans transferred as secured borrowings	35,000	—	—	—	35,000	—	35,000
Investment securities	776,072	990,570	—	—	1,766,642	(959,024)	807,618
Properties, net	—	277,612	1,667,108	—	1,944,720	—	1,944,720
Intangible assets	—	125,327	128,159	—	253,486	(34,238)	219,248
Investment in unconsolidated entities	30,874	56,376	124,977	—	212,227	(7,622)	204,605
Goodwill	—	140,437	—	—	140,437	—	140,437
Derivative assets	45,282	1,186	42,893	—	89,361	—	89,361
Accrued interest receivable	25,831	2,393	—	—	28,224	—	28,224
Other assets	13,470	59,503	29,569	1,866	104,408	(2,645)	101,763
VIE assets, at fair value	—	—	—	—	—	67,123,261	67,123,261
Total Assets	$6,779,052	$1,784,125	$2,009,553	$562,656	$11,135,386	$66,120,880	$77,256,266
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$20,769	$68,603	$81,873	$26,003	$197,248	$886	$198,134
Related-party payable	—	440	—	37,378	37,818	—	37,818
Dividends payable	—	—	—	125,075	125,075	—	125,075
Derivative liabilities	3,388	516	—	—	3,904	—	3,904
Secured financing agreements, net	2,258,462	426,683	1,196,830	295,851	4,177,826	(23,700)	4,154,126
Unsecured senior notes, net	—	—	—	2,011,544	2,011,544	—	2,011,544
Secured borrowings on transferred loans	35,000	—	—	—	35,000	—	35,000
VIE liabilities, at fair value	—	—	—	—	—	66,130,592	66,130,592
Total Liabilities	2,317,619	496,242	1,278,703	2,495,851	6,588,415	66,107,778	72,696,193
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	2,639	2,639	—	2,639
Additional paid-in capital	2,218,671	883,761	696,049	892,699	4,691,180	—	4,691,180
Treasury stock	—	—	—	(92,104)	(92,104)	—	(92,104)
Accumulated other comprehensive income (loss)	44,903	(437)	(8,328)	—	36,138	—	36,138
Retained earnings (accumulated deficit)	2,186,727	390,994	43,129	(2,736,429)	(115,579)	—	(115,579)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,450,301	1,274,318	730,850	(1,933,195)	4,522,274	—	4,522,274
Non-controlling interests in consolidated subsidiaries	11,132	13,565	—	—	24,697	13,102	37,799
Total Equity	4,461,433	1,287,883	730,850	(1,933,195)	4,546,971	13,102	4,560,073
Total Liabilities and Equity	$6,779,052	$1,784,125	$2,009,553	$562,656	$11,135,386	$66,120,880	$77,256,266

The table below presents our consolidated balance sheet as of December 31, 2015 by business segment (amounts in thousands):

		Investing				Investing
	Lending	and Servicing	Property			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$83,836	$62,649	$2,944	$218,408	$367,837	$978	$368,815
Restricted cash	9,775	8,826	4,468	—	23,069	—	23,069
Loans held-for-investment, net	5,973,079	—	—	—	5,973,079	—	5,973,079
Loans held-for-sale	—	203,865	—	—	203,865	—	203,865
Loans transferred as secured borrowings	86,573	—	—	—	86,573	—	86,573
Investment securities	511,966	1,038,200	—	—	1,550,166	(825,219)	724,947
Properties, net	—	150,497	768,728	—	919,225	—	919,225
Intangible assets	—	152,278	61,121	—	213,399	(11,829)	201,570
Investment in unconsolidated entities	30,827	53,145	122,454	—	206,426	(7,225)	199,201
Goodwill	—	140,437	—	—	140,437	—	140,437
Derivative assets	33,412	2,087	9,592	—	45,091	—	45,091
Accrued interest receivable	34,028	286	—	—	34,314	—	34,314
Other assets	7,938	71,505	23,657	1,436	104,536	(2,057)	102,479
VIE assets, at fair value	—	—	—	—	—	76,675,689	76,675,689
Total Assets	$6,771,434	$1,883,775	$992,964	$219,844	$9,868,017	$75,830,337	$85,698,354
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$18,822	$90,399	$25,427	$21,468	$156,116	$689	$156,805
Related-party payable	—	423	—	40,532	40,955	—	40,955
Dividends payable	—	—	—	114,947	114,947	—	114,947
Derivative liabilities	5,190	6	—	—	5,196	—	5,196
Secured financing agreements, net	2,341,897	422,260	568,738	647,804	3,980,699	—	3,980,699
Unsecured senior notes, net	—	—	—	1,323,795	1,323,795	—	1,323,795
Secured borrowings on transferred loans	88,000	—	—	—	88,000	—	88,000
VIE liabilities, at fair value	—	—	—	—	—	75,817,014	75,817,014
Total Liabilities	2,453,909	513,088	594,165	2,148,546	5,709,708	75,817,703	81,527,411
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	2,410	2,410	—	2,410
Additional paid-in capital	2,477,987	1,146,926	394,465	173,466	4,192,844	—	4,192,844
Treasury stock	—	—	—	(72,381)	(72,381)	—	(72,381)
Accumulated other comprehensive income (loss)	37,242	(3,714)	(3,799)	—	29,729	—	29,729
Retained earnings (accumulated deficit)	1,790,705	221,073	8,133	(2,032,197)	(12,286)	—	(12,286)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,305,934	1,364,285	398,799	(1,928,702)	4,140,316	—	4,140,316
Non-controlling interests in consolidated subsidiaries	11,591	6,402	—	—	17,993	12,634	30,627
Total Equity	4,317,525	1,370,687	398,799	(1,928,702)	4,158,309	12,634	4,170,943
Total Liabilities and Equity	$6,771,434	$1,883,775	$992,964	$219,844	$9,868,017	$75,830,337	$85,698,354

Revenues generated from foreign sources were $100.1 million, $134.7 million and $111.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. The majority of our revenues generated from foreign sources are derived from Ireland and the United Kingdom.  Refer to Schedule III for a detailed listing of the properties held by the Company, including their respective geographic locations.

24. Quarterly Financial Data (Unaudited)

The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations (amounts in thousands, except per share amounts):

	For the Three-Month Periods Ended
	March 31	June 30	September 30	December 31
2016:
Revenues	$195,493	$199,992	$204,705	$184,477
Net income	27,046	112,071	105,813	122,721
Net income attributable to Starwood Property Trust, Inc.	26,657	111,473	105,766	121,290
Earnings per share — Basic	0.11	0.47	0.44	0.50
Earnings per share — Diluted	0.11	0.47	0.44	0.49

2015:
Revenues	178,849	$178,660	$192,145	186,223
Net income	120,779	117,640	117,116	96,648
Net income attributable to Starwood Property Trust, Inc.	120,363	117,148	116,735	96,451
Earnings per share — Basic	0.53	0.49	0.49	0.40
Earnings per share — Diluted	0.52	0.49	0.49	0.40

Annual EPS may not equal the sum of each quarter’s EPS due to rounding and other computational factors.

25. Subsequent Events

Our significant events subsequent to December 31, 2016 were as follows:

Repurchase Program

In February 2017, our board of directors extended the term of our common stock and Convertible Note repurchase program through January 2019.

Dividend Declaration

On February 23, 2017, our board of directors declared a dividend of $0.48 per share for the first quarter of 2017, which is payable on April 14, 2017 to common stockholders of record as of March 31, 2017.

Starwood Property Trust, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation

December 31, 2016

(Dollars in thousands)

		Initial Cost		Costs	Gross Amounts Carried at
		to Company		Capitalized	December 31, 2016
Property Type /			Depreciable	Subsequent to		Depreciable			Accumulated	Acquisition
Geographic Location	Encumbrances	Land	Property	Acquisition(1)	Land	Property	Total		Depreciation(3)	Date
Individually Significant Properties
Office—Dublin, Ireland	$75,859	$34,356	$67,115	$—	$34,356	$67,115	$101,471		$(3,217)	Jul-15
Aggregated Properties
Office—U.S., North East (7 properties)	157,492	11,283	181,744	—	11,283	181,744	193,027		(45)	Dec-16
Office—U.S., West (6 properties)	72,874	13,422	107,852	—	13,422	107,852	121,274		(35)	Dec-16
Office—U.S., South East (9 properties)	104,797	29,771	151,980	372	29,771	152,352	182,123		(1,165)	May-16 to Dec-16
Office—U.S., Midwest (7 properties)	69,715	3,237	99,648	—	3,237	99,648	102,885		(27)	Dec-16
Office—U.S., South West (8 properties)	104,194	16,888	127,060	—	16,888	127,060	143,948		(38)	Dec-16
Office—Ireland (11 properties)	222,681	110,372	194,408	399	110,372	194,807	305,179		(10,679)	May-15
Multi-family—U.S., South East (40 properties)	446,762	150,436	480,261	13,062	150,465	493,294	643,759		(20,690)	Oct-15 to Oct-16
Multi-family—U.S., South West (1 property)	—	665	2,413	—	665	2,413	3,078		(192)	Sep-14
Multi-family—Ireland (1 property)	10,705	7,987	8,489	—	7,987	8,489	16,476		(466)	May-15
Retail—U.S., North East (3 properties)	22,780	7,457	24,804	869	7,457	25,673	33,130		(992)	May-15 to Nov 15
Retail—U.S., West (2 properties)	—	1,339	2,911	528	1,339	3,439	4,778		(106)	Dec-15
Retail—U.S., South East (3 properties)	11,353	7,368	9,303	385	7,368	9,688	17,056		(461)	Jul-15 to Sept-16
Retail—U.S., Midwest (2 properties)	12,300	7,655	10,523	937	7,655	11,460	19,115		(452)	Nov-15 to May-16
Retail—U.S., South West (3 properties)	31,807	10,108	26,620	294	10,108	26,914	37,022		(1,654)	Oct-14 to Sep-15
Retail—U.S., Mid Atlantic (2 properties)	10,600	12,675	10,830	193	12,675	11,023	23,698		(283)	Mar-16 to May-16
Industrial—U.S., Midwest (1 property)	—	717	2,603	272	717	2,875	3,592		(248)	Apr-14
Self-storage—U.S., North East (1 property)	9,800	2,202	11,498	67	2,202	11,565	13,767		(337)	Dec-15
Mixed Use—U.S., West (1 property)	8,667	1,002	14,323	6	1,002	14,329	15,331		(361)	Feb-16
Mixed Use—U.S., South East (1 property)	5,000	1,520	3,572	484	1,520	4,056	5,576		(117)	Dec-15
	$1,377,386	$430,460	$1,537,957	$17,868	$430,489	$1,555,796	$1,986,285	(2)	$(41,565)

Notes to Schedule III:

(1)	No costs subsequent to acquisition are capitalized to land.

(2)	The aggregate cost for federal income tax purposes is $2.2 billion.

(3)	Depreciation is computed based upon estimated useful lives as described in Note 7 of our Consolidated Financial Statements.

The following schedule presents our real estate activity during the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Beginning balance, January 1	$928,060	$40,497	$754,981
Additions during the year:
Acquisitions (1)	1,048,985	900,247	96,901
Acquisitions through foreclosure	7,248	12,548	7,897
Improvements	15,766	2,056	1,872
Total additions	1,071,999	914,851	106,670
Deductions during the year:
Spin-off of SWAY	—	—	(819,239)
Costs of real estate sold	—	(18,421)	(1,915)
Foreign currency translation	(13,774)	(8,867)	—
Total deductions	(13,774)	(27,288)	(821,154)
Ending balance, December 31	$1,986,285	$928,060	$40,497

(1)	Refer to Note 16 of our Consolidated Financial Statements for a discussion of property acquisitions from related parties.

The following schedule presents activity within accumulated depreciation during the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Beginning balance, January 1	$8,835	$643	$5,767
Depreciation expense	33,350	8,802	2,183
Spin-off of SWAY	—	—	(7,221)
Disposition/write-offs	—	(539)	(86)
Foreign currency translation	(620)	(71)	—
Ending balance, December 31	$41,565	$8,835	$643

Starwood Property Trust, Inc. and Subsidiaries

Schedule IV—Mortgage Loans on Real Estate

December 31, 2016

(Dollars in thousands)

	Prior	Face	Carrying		Payment	Maturity	Principal Amount of
Description/ Location	Liens (1)	Amount	Amount	Interest Rate (2)	Terms (3)	Date (4)	Delinquent Loans
Individually Significant First Mortgages: (5)
Office, New York, NY-1	$—	$150,000	$149,275	L+1.70%	I/O	12/20/2017	$—
Office, New York, NY-2	—	100,000	99,523	L+3.40%	I/O	12/20/2017	—
Aggregated First Mortgages: (5)
Hospitality, Midwest, Floating (4 mortgages)	N/A	N/A	48,773	L+2.75% to 9.13%	N/A	2019	—
Hospitality, North East, Floating (2 mortgages)	N/A	N/A	44,879	L+4.00% to 5.40%	N/A	2017	—
Hospitality, South East, Floating (2 mortgages)	N/A	N/A	79,887	L+2.75% to 11.15%	N/A	2019	—
Hospitality, Various, Floating (5 mortgages)	N/A	N/A	278,169	L+2.40% to 9.90%	N/A	2017-2018	—
Hospitality, West, Floating (18 mortgages)	N/A	N/A	491,761	L+2.25% to 14.00%	N/A	2018-2020	—
Industrial, North East, Fixed (1 mortgage)	N/A	N/A	80	7.45%	N/A	2018	—
Industrial, South East, Fixed (6 mortgages)	N/A	N/A	28,298	7.80% to 8.18%	N/A	2017-2024	—
Mixed Use, North East, Floating (6 mortgages)	N/A	N/A	308,318	L+2.75% to 11.34%	N/A	2018	—
Mixed Use, South East, Fixed (2 mortgages)	N/A	N/A	114,799	5.00% to 12.00%	N/A	2024	—
Mixed Use, South West, Floating (6 mortgages)	N/A	N/A	218,023	L+2.25% to 10.00%	N/A	2019-2020	—
Mixed Use, West, Floating (4 mortgages)	N/A	N/A	105,774	L+1.00% to 7.50%	N/A	2017-2018	—
Mixed Use, International, Floating (1 mortgage)	N/A	N/A	17,684	GBP+5.75%	N/A	2019	—
Multi-family, Midwest, Fixed (1 mortgage)	N/A	N/A	1,401	6.54%	N/A	2018	—
Multi-family, North East, Floating (11 mortgages)	N/A	N/A	403,080	L+2.50% to 15.00%	N/A	2016-2020	209,160
Multi-family, South East, Fixed (1 mortgage)	N/A	N/A	2,053	6.28%	N/A	2024	—
Multi-family, West, Floating (19 mortgages)	N/A	N/A	137,991	L+1.15% to 9.25%	N/A	2017-2020	—
Multi-family, International, Fixed (1 mortgage)	N/A	N/A	18,431	8.55%	N/A	2017	—
Multi-family, International, Floating (1 mortgage)	N/A	N/A	86,384	GBP+7.65%	N/A	2017	—
Multi-family, International, Floating (2 mortgages)	N/A	N/A	101,013	3GBP+7.00%	N/A	2017	—
Office, Mid Atlantic, Fixed (1 mortgage)	N/A	N/A	46,514	5.25%	N/A	2017	—
Office, Mid Atlantic, Floating (3 mortgages)	N/A	N/A	119,656	L+2.25% to 11.25%	N/A	2019	—
Office, Midwest, Floating (13 mortgages)	N/A	N/A	161,046	L+2.25% to 10.58%	N/A	2017-2020	—
Office, North East, Fixed (2 mortgages)	N/A	N/A	62,338	6.35% to 11.00%	N/A	2017-2019	—
Office, North East, Floating (26 mortgages)	N/A	N/A	833,384	L+2.00% to 12.00%	N/A	2017-2020	—
Office, South East, Floating (4 mortgages)	N/A	N/A	91,461	L+2.25% to 8.05%	N/A	2019	—
Office, South West, Floating (6 mortgages)	N/A	N/A	135,796	L+2.25% to 10.70%	N/A	2019-2020	—
Office, West, Floating (7 mortgages)	N/A	N/A	145,466	L+2.25% to 9.75%	N/A	2017-2018	—
Other, South East, Floating (2 mortgages)	N/A	N/A	59,164	L+2.75% to 12.75%	N/A	2018	—
Other, Various, Fixed (1 mortgage)	N/A	N/A	41,632	10.00%	N/A	2025	—
Other, International, Floating (1 mortgage)	N/A	N/A	173,621	3GBP+4.85%	N/A	2021	—
Residential, West, Floating (1 mortgage)	N/A	N/A	66,243	L+5.25%	N/A	2018	—
Retail, Mid Atlantic, Fixed (1 mortgage)	N/A	N/A	497	7.07%	N/A	2019	—
Retail, Midwest, Fixed (1 mortgage)	N/A	N/A	121	10.25%	N/A	2017	—
Retail, Midwest, Floating (4 mortgages)	N/A	N/A	32,415	L+2.75% to 10.75%	N/A	2018	—
Retail, North East, Fixed (2 mortgages)	N/A	N/A	3,080	5.74% to 7.07%	N/A	2017-2019	—
Retail, North East, Floating (8 mortgages)	N/A	N/A	64,913	L+2.25% to 8.05%	N/A	2017	—
Retail, South East, Fixed (4 mortgages)	N/A	N/A	18,531	6.64% to 10.00%	N/A	2017-2019	—
Retail, South West, Fixed (5 mortgages)	N/A	N/A	3,070	6.03% to 8.04%	N/A	2017-2022	—
Retail, South West, Floating (4 mortgages)	N/A	N/A	52,311	L+2.25% to 15.25%	N/A	2018	—
Retail, Various, Floating (2 mortgages)	N/A	N/A	11,167	L+2.25% to 9.25%	N/A	2017	—
Retail, West, Fixed (7 mortgages)	N/A	N/A	10,639	5.82% to 7.53%	N/A	2017-2023	—
Loans Held-for-Sale, Various, Fixed	N/A	N/A	63,279	5.12% to 5.53%	N/A	2026	—
Aggregated Subordinated and Mezzanine Loans: (5)
Hospitality, Midwest, Floating (2 mortgages)	N/A	N/A	16,653	L+8.11%	N/A	2018	—
Hospitality, South East, Floating (5 mortgages)	N/A	N/A	57,012	L+3.49% to 10.00%	N/A	2017-2019	—
Hospitality, Various, Floating (4 mortgages)	N/A	N/A	152,201	L+7.50% to 11.13%	N/A	2017-2018	—
Industrial, South East, Fixed (8 mortgages)	N/A	N/A	66,861	8.18%	N/A	2024	—
Mixed Use, North East, Floating (2 mortgages)	N/A	N/A	112,999	L+10.00% to 11.75%	N/A	2018-2020	—
Multi-family, Mid Atlantic, Fixed (1 mortgage)	N/A	N/A	2,977	10.50%	N/A	2024	—
Multi-family, Mid Atlantic, Floating (2 mortgages)	N/A	N/A	9,856	L+8.35%	N/A	2019	—
Multi-family, North East, Floating (1 mortgage)	N/A	N/A	14,483	L+9.08%	N/A	2018	—
Multi-family, South East, Fixed (1 mortgage)	N/A	N/A	2,834	5.47%	N/A	2020	—
Multi-family, South East, Floating (1 mortgage)	N/A	N/A	15,107	L+9.46%	N/A	2019	—
Multi-family, West, Floating (1 mortgage)	N/A	N/A	100,147	L+10.13%	N/A	2019	—
Office, Midwest, Floating (6 mortgages)	N/A	N/A	60,455	L+8.25% to 9.00%	N/A	2017-2019	—
Office, North East, Fixed (4 mortgages)	N/A	N/A	56,707	6.79% to 8.72%	N/A	2017-2023	—
Office, North East, Floating (3 mortgages)	N/A	N/A	68,083	L+8.00% to 10.25%	N/A	2017-2018	—
Office, South East, Fixed (1 mortgage)	N/A	N/A	7,655	8.25%	N/A	2020	—
Office, South East, Floating (1 mortgage)	N/A	N/A	26,875	L+9.50%	N/A	2018	—
Office, South West, Fixed (3 mortgages)	N/A	N/A	57,575	5.92% to 6.13%	N/A	2017	—
Office, West, Floating (2 mortgages)	N/A	N/A	38,249	L+7.34%	N/A	2019	—
Other, Midwest, Floating (2 mortgages)	N/A	N/A	27,000	L+10.67%	N/A	2018	—
Other, South East, Fixed (1 mortgage)	N/A	N/A	4,494	12.02%	N/A	2021	—

	Prior	Face	Carrying			Payment	Maturity	Principal Amount of
Description/ Location	Liens (1)	Amount	Amount		Interest Rate (2)	Terms (3)	Date (4)	Delinquent Loans
Other, West, Floating (2 mortgages)	N/A	N/A	58,573		L+6.10% to 10.08%	N/A	2018	—
Residential, West, Floating (1 mortgage)	N/A	N/A	44,142		L+7.89%	N/A	2019	—
Retail, Midwest, Fixed (2 mortgages)	N/A	N/A	11,977		7.16%	N/A	2024	—
Retail, Midwest, Floating (1 mortgage)	N/A	N/A	8,289		L+8.85%	N/A	2018	—
Retail, South West, Floating (1 mortgage)	N/A	N/A	4,600		L+8.85%	N/A	2017	—
Retail, Various, Floating (1 mortgage)	N/A	N/A	1,016		L+8.85%	N/A	2017	—
Loan Loss Allowance	—	—	(9,788)					—
Prepaid Loan Costs, Net	—	—	(2,698)					—
			$5,946,274	(6)				$209,160

Notes to Schedule IV:

(1)

Represents third‑party priority liens. Third party portions of pari‑passu participations are not considered prior liens. Additionally, excludes the outstanding debt on third party joint ventures of underlying borrowers.

(2)	L = one month LIBOR rate, GBP=one month GBP LIBOR rate, 3GBP= three month GBP LIBOR rate.

(3)	I/O = interest only until final maturity.

(4)	Based on management’s judgment of extension options being exercised.

(5)

First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.

(6)	The aggregate cost for federal income tax purposes is $5.9 billion.

For the activity within our loan portfolio during the years ended December 31, 2016, 2015 and 2014, refer to the loan activity table in Note 5 of our Consolidated Financial Statements.

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

As of December 31, 2016, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, our management has concluded that our internal control over financial reporting as of December 31, 2016 is effective.

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

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Form 10‑K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2016.

Changes to Internal Control Over Financial Reporting.  No change in internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None noted.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information required by this Item with respect to members of our board of directors and with respect to our Audit Committee will be contained in the Proxy Statement for the 2017 Annual Meeting of Shareholders (“2017 Proxy Statement”) under the captions “Election of Directors” and “Board and Committee Meetings—Audit Committee” and in the chart disclosing Audit Committee membership and is incorporated herein by this reference. Information required by this Item with respect to our executive officers will be contained in the 2017 Proxy Statement under the caption “Executive Officers,” and is incorporated herein by this reference. Information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be contained in the 2017 Proxy Statement under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and is incorporated herein by this reference.

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

Item 11.  Executive Compensation.

Information required by this Item will be contained in the 2017 Proxy Statement under the captions “Executive Compensation” and “Compensation of Directors” and is incorporated herein by this reference, provided that the Compensation Committee Report shall not be deemed to be “filed” with this Annual Report on Form 10‑K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item will be contained in the 2017 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners, Directors and Management” and “Equity Compensation Plan Information” and is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item will be contained in the 2017 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Corporate Governance—Determination of Director Independence” and is incorporated herein by this reference.

Item 14.  Principal Accountant Fees and Services.

Information required by this Item will be contained in the 2017 Proxy Statement under the captions “Independent Registered Public Accounting Firm” and “Pre‑Approval Policies for Services of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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
4.8

Indenture, dated as of December 16, 2016, between Starwood Property Trust, Inc. and The Bank of New York Mellon, as trustee (including the form of the Company’s 5.000% Senior Notes due 2021) (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8‑K filed December 21, 2016)

4.9

Registration Rights Agreement, dated as of December 16, 2016, between Starwood Property Trust, Inc. and J.P. Morgan Securities LLC, as representative of the initial purchasers (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8‑K filed December 21, 2016)

10.1

Registration Rights Agreement, dated August 17, 2009, among Starwood Property Trust, Inc., SPT Investment, LLC and SPT Management, LLC (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10‑Q filed November 16, 2009)

10.2

Management Agreement, dated August 17, 2009, among SPT Management, LLC and Starwood Property Trust, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10‑Q filed November 16, 2009)

10.3

Amendment No. 1, dated May 7, 2012, to Management Agreement, dated August 17, 2009, as amended, between Starwood Property Trust, Inc. and SPT Management, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8‑K filed May 8, 2012)

10.4

Amendment No. 2, dated December 4, 2014, to Management Agreement, dated August 17, 2009, as amended, between Starwood Property Trust, Inc. and SPT Management, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8‑K filed December 5, 2014)

10.5	Amendment No. 3, dated August 4, 2016, to Management Agreement, dated August 17, 2009, as amended, between Starwood Property Trust, Inc. and SPT Management, LLC
10.6

Co‑Investment and Allocation Agreement, dated August 17, 2009, among Starwood Property Trust, Inc., SPT Management, LLC and Starwood Capital Group Global, L.P. (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10‑Q filed November 16, 2009)

10.7

Amendment No. 1, dated as of June 19, 2015, to the Co-Investment and Allocation Agreement, dated as of August 17, 2009, by and among Starwood Property Trust, Inc., SPT Management, LLC and Starwood Capital Group Global, L.P. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 25, 2015)

10.8

Amendment No. 2, dated as of November 21, 2016, to the Co-Investment and Allocation Agreement, dated as of August 17, 2009, by and among Starwood Property Trust, Inc., SPT Management, LLC and Starwood Capital Group Global, L.P. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 22, 2016)

Exhibit No.	Description
10.9	Starwood Property Trust, Inc. Non‑Executive Director Stock Plan (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10‑Q filed November 16, 2009)
10.10	Form of Restricted Stock Award Agreement for Independent Directors (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10‑Q filed November 16, 2009)
10.11	Starwood Property Trust, Inc. Manager Equity Plan (Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10‑Q filed November 16, 2009)
10.12	First Amendment to the Starwood Property Trust, Inc. Manager Equity Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8‑K filed May 6, 2013)
10.13

Restricted Stock Unit Award Agreement, dated August 17, 2009, between Starwood Property Trust, Inc. and SPT Management, LLC (Incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10‑Q filed November 16, 2009)

10.14	Starwood Property Trust, Inc. Equity Plan (Incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10‑Q filed November 16, 2009)
10.15	First Amendment to the Starwood Property Trust, Inc. Equity Plan (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8‑K filed May 6, 2013)
10.16

Fifth Amended and Restated Master Repurchase and Securities Contract, dated as of September 16, 2016, by and among Starwood Property Trust, Inc., Starwood Property Mortgage Sub-2, L.L.C., Starwood Property Mortgage Sub-2-A, L.L.C., SPT CA Fundings 2, LLC and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 20, 2016)

10.17

Uncommitted Master Repurchase Agreement, dated as of December 10, 2015, by and among Starwood Property Mortgage Sub-14, L.L.C., Starwood Property Mortgage Sub-14-A, L.L.C. and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 16, 2015)

10.18

Credit Agreement, dated as of December 16, 2016, among Starwood Property Trust, Inc., as borrower, certain subsidiaries of Starwood Property Trust, Inc. from time to time party thereto, as guarantors, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8‑K filed December 21, 2016)

10.19	Form of Indemnification Agreement for Directors and Officers (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed February 25, 2016)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

Exhibit No.	Description
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Starwood Property Trust, Inc.
Date: February 23, 2017

	By:	/s/ BARRY S. STERNLICHT Barry S. Sternlicht Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Date: February 23, 2017	By:	/s/ BARRY S. STERNLICHT Barry S. Sternlicht Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 23, 2017	By:	/s/ RINA PANIRY Rina Paniry Chief Financial Officer, Treasurer, Chief Accounting Officer and Principal Financial Officer

Date: February 23, 2017	By:	/s/ JEFFREY G. DISHNER Jeffrey G. Dishner Director

Date: February 23, 2017	By:	/s/ RICHARD D. BRONSON Richard D. Bronson Director

Date: February 23, 2017	By:	/s/ CAMILLE J. DOUGLAS Camille J. Douglas Director

Date: February 23, 2017	By:	/s/ STRAUSS ZELNICK Strauss Zelnick Director

Date: February 23, 2017	By:	/s/ SOLOMON J. KUMIN Solomon J. Kumin Director