Form 10-Q
period 2017-03-31
STARWOOD PROPERTY TRUST, INC.
filed 2017-05-09
CIK 1465128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

(203) 422-7700

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of May 3, 2017 was 260,283,904.

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

These forward-looking statements are based largely on our current beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors that may cause actual results to vary from our forward-looking statements include, but are not limited to:

•

factors described in our Annual Report on Form 10-K for the year ended December 31, 2016 and this Quarterly Report on Form 10-Q, including those set forth under the captions “Risk Factors” and “Business”;

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands, except share data)

	As of	As of
	March 31, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$222,518	$615,522
Restricted cash	40,016	35,233
Loans held-for-investment, net	6,230,819	5,847,995
Loans held-for-sale, at fair value	340,266	63,279
Loans transferred as secured borrowings	35,000	35,000
Investment securities ($277,446 and $297,638 held at fair value)	730,171	807,618
Properties, net	1,937,968	1,944,720
Intangible assets ($46,649 and $55,082 held at fair value)	202,094	219,248
Investment in unconsolidated entities	201,823	204,605
Goodwill	140,437	140,437
Derivative assets	71,040	89,361
Accrued interest receivable	32,759	28,224
Other assets	107,979	101,763
Variable interest entity (“VIE”) assets, at fair value	60,185,851	67,123,261
Total Assets	$70,478,741	$77,256,266
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$151,405	$198,134
Related-party payable	25,997	37,818
Dividends payable	126,048	125,075
Derivative liabilities	1,567	3,904
Secured financing agreements, net	4,414,917	4,154,126
Unsecured senior notes, net	2,033,384	2,011,544
Secured borrowings on transferred loans	35,000	35,000
VIE liabilities, at fair value	59,147,068	66,130,592
Total Liabilities	65,935,386	72,696,193
Commitments and contingencies (Note 21)
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 264,834,330 issued and 260,227,445 outstanding as of March 31, 2017 and 263,893,806 issued and 259,286,921 outstanding as of December 31, 2016	2,648	2,639
Additional paid-in capital	4,689,698	4,691,180
Treasury stock (4,606,885 shares)	(92,104)	(92,104)
Accumulated other comprehensive income	40,067	36,138
Accumulated deficit	(138,700)	(115,579)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,501,609	4,522,274
Non-controlling interests in consolidated subsidiaries	41,746	37,799
Total Equity	4,543,355	4,560,073
Total Liabilities and Equity	$70,478,741	$77,256,266

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended
	March 31,
	2017	2016
Revenues:
Interest income from loans	$111,883	$117,532
Interest income from investment securities	15,224	19,403
Servicing fees	14,102	24,691
Rental income	57,042	32,677
Other revenues	469	1,190
Total revenues	198,720	195,493
Costs and expenses:
Management fees	24,384	24,963
Interest expense	65,860	56,520
General and administrative	30,429	32,798
Acquisition and investment pursuit costs	671	1,285
Costs of rental operations	20,878	12,655
Depreciation and amortization	22,228	18,760
Loan loss allowance, net	(305)	(761)
Other expense	758	100
Total costs and expenses	164,903	146,320
Income before other income (loss), income taxes and non-controlling interests	33,817	49,173
Other income (loss):
Change in net assets related to consolidated VIEs	69,170	(4,167)
Change in fair value of servicing rights	(8,433)	(6,739)
Change in fair value of investment securities, net	(1,171)	753
Change in fair value of mortgage loans held-for-sale, net	10,593	6,891
Earnings from unconsolidated entities	2,987	4,065
(Loss) gain on sale of investments and other assets, net	(56)	245
Loss on derivative financial instruments, net	(4,349)	(24,718)
Foreign currency gain (loss), net	4,864	(378)
Total other-than-temporary impairment (“OTTI”)	—	(54)
Noncredit portion of OTTI recognized in other comprehensive income	—	54
Net impairment losses recognized in earnings	—	—
Loss on extinguishment of debt	(5,916)	—
Other income, net	365	2,015
Total other income (loss)	68,054	(22,033)
Income before income taxes	101,871	27,140
Income tax benefit (provision)	983	(94)
Net income	102,854	27,046
Net income attributable to non-controlling interests	(496)	(389)
Net income attributable to Starwood Property Trust, Inc.	$102,358	$26,657

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic	$0.39	$0.11
Diluted	$0.39	$0.11

Dividends declared per common share	$0.48	$0.48

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, amounts in thousands)

	For the Three Months Ended
	March 31,
	2017	2016
Net income	$102,854	$27,046
Other comprehensive income (loss) (net change by component):
Cash flow hedges	76	(273)
Available-for-sale securities	1,846	(3,400)
Foreign currency translation	2,007	7,401
Other comprehensive income	3,929	3,728
Comprehensive income	106,783	30,774
Less: Comprehensive income attributable to non-controlling interests	(496)	(389)
Comprehensive income attributable to Starwood Property Trust, Inc.	$106,287	$30,385

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited, amounts in thousands, except share data)

								Total
								Starwood
							Accumulated	Property
	Common stock		Additional				Other	Trust, Inc.	Non-
		Par	Paid-in	Treasury Stock		Accumulated	Comprehensive	Stockholders’	Controlling	Total
	Shares	Value	Capital	Shares	Amount	Deficit	Income	Equity	Interests	Equity
Balance, January 1, 2017	263,893,806	$2,639	$4,691,180	4,606,885	$(92,104)	$(115,579)	$36,138	$4,522,274	$37,799	$4,560,073
Proceeds from DRIP Plan	8,129	—	183	—	—	—	—	183	—	183
Equity offering costs	—	—	(12)	—	—	—	—	(12)	—	(12)
Equity component of 2023 Convertible Senior Notes issuance	—	—	3,755	—	—	—	—	3,755	—	3,755
Equity component of 2018 Convertible Senior Notes repurchase	—	—	(18,105)	—	—	—	—	(18,105)	—	(18,105)
Share-based compensation	514,379	5	3,154	—	—	—	—	3,159	—	3,159
Manager incentive fee paid in stock	418,016	4	9,543	—	—	—	—	9,547	—	9,547
Net income	—	—	—	—	—	102,358	—	102,358	496	102,854
Dividends declared, $0.48 per share	—	—	—	—	—	(125,479)	—	(125,479)	—	(125,479)
Other comprehensive income, net	—	—	—	—	—	—	3,929	3,929	—	3,929
VIE non-controlling interests	—	—	—	—	—	—	—	—	5,177	5,177
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,726)	(1,726)
Balance, March 31, 2017	264,834,330	$2,648	$4,689,698	4,606,885	$(92,104)	$(138,700)	$40,067	$4,501,609	$41,746	$4,543,355

Balance, January 1, 2016	241,044,775	$2,410	$4,192,844	3,553,996	$(72,381)	$(12,286)	$29,729	$4,140,316	$30,627	$4,170,943
Proceeds from DRIP Plan	4,411	—	82	—	—	—	—	82	—	82
Common stock repurchased	—	—	—	1,052,889	(19,723)	—	—	(19,723)	—	(19,723)
Share-based compensation	563,503	6	7,061	—	—	—	—	7,067	—	7,067
Manager incentive fee paid in stock	606,166	6	10,917	—	—	—	—	10,923	—	10,923
Net income	—	—	—	—	—	26,657	—	26,657	389	27,046
Dividends declared, $0.48 per share	—	—	—	—	—	(114,572)	—	(114,572)	—	(114,572)
Other comprehensive income, net	—	—	—	—	—	—	3,728	3,728	—	3,728
VIE non-controlling interests	—	—	—	—	—	—	—	—	(633)	(633)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	6,584	6,584
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(582)	(582)
Balance, March 31, 2016	242,218,855	$2,422	$4,210,904	4,606,885	$(92,104)	$(100,201)	$33,457	$4,054,478	$36,385	$4,090,863

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	For the Three Months Ended
	March 31,
	2017	2016
Cash Flows from Operating Activities:
Net income	$102,854	$27,046
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs, premiums and discounts on secured financing agreements	4,686	3,974
Amortization of discounts and deferred financing costs on senior notes	6,093	5,277
Accretion of net discount on investment securities	(4,257)	(3,373)
Accretion of net deferred loan fees and discounts	(7,519)	(8,696)
Share-based compensation	3,159	7,067
Share-based component of incentive fees	9,547	10,923
Change in fair value of fair value option investment securities	1,171	(753)
Change in fair value of consolidated VIEs	(20,677)	54,038
Change in fair value of servicing rights	8,433	6,739
Change in fair value of loans held-for-sale	(10,593)	(6,891)
Change in fair value of derivatives	2,900	23,557
Foreign currency (gain) loss, net	(4,829)	402
Loss (gain) on sale of investments and other assets	56	(245)
Impairment charges	758	—
Loan loss allowance, net	(305)	(761)
Depreciation and amortization	21,297	16,759
Earnings from unconsolidated entities	(2,987)	(4,065)
Distributions of earnings from unconsolidated entities	2,643	5,729
Loss on extinguishment of debt	5,916	—
Origination and purchase of loans held-for-sale, net of principal collections	(445,690)	(200,433)
Proceeds from sale of loans held-for-sale	179,296	256,964
Changes in operating assets and liabilities:
Related-party payable, net	(11,821)	(16,965)
Accrued and capitalized interest receivable, less purchased interest	(19,611)	(23,350)
Other assets	(1,855)	8,779
Accounts payable, accrued expenses and other liabilities	(14,686)	(30,593)
Net cash (used in) provided by operating activities	(196,021)	131,129
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(621,135)	(472,237)
Proceeds from principal collections on loans	226,039	192,813
Proceeds from loans sold	37,079	97,882
Purchase of investment securities	—	(84,337)
Proceeds from sales of investment securities	10,434	—
Proceeds from principal collections on investment securities	76,050	22,344
Real estate business combinations, net of cash acquired	—	(73,639)
Additions to properties and other assets	(2,435)	(2,846)
Investment in unconsolidated entities	—	(11)
Distribution of capital from unconsolidated entities	3,127	914
Payments for purchase or termination of derivatives	(32,700)	(12,611)
Proceeds from termination of derivatives	17,331	7,910
Return of investment basis in purchased derivative asset	62	69
Net cash used in investing activities	(286,148)	(323,749)

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited, amounts in thousands)

	For the Three Months Ended
	March 31,
	2017	2016
Cash Flows from Financing Activities:
Proceeds from borrowings	$1,205,691	$991,192
Principal repayments on and repurchases of borrowings	(957,529)	(626,462)
Payment of deferred financing costs	(5,967)	(5,969)
Proceeds from common stock issuances	183	82
Payment of equity offering costs	(647)	—
Payment of dividends	(124,506)	(114,624)
Contributions from non-controlling interests	—	6,584
Distributions to non-controlling interests	(1,726)	(582)
Purchase of treasury stock	—	(19,723)
Issuance of debt of consolidated VIEs	4,759	596
Repayment of debt of consolidated VIEs	(57,445)	(55,729)
Distributions of cash from consolidated VIEs	30,956	7,545
Net cash provided by financing activities	93,769	182,910
Net decrease in cash, cash equivalents and restricted cash	(388,400)	(9,710)
Cash, cash equivalents and restricted cash, beginning of period	650,755	391,884
Effect of exchange rate changes on cash	179	1,420
Cash, cash equivalents and restricted cash, end of period	$262,534	$383,594
Supplemental disclosure of cash flow information:
Cash paid for interest	$51,023	$50,254
Income taxes paid	268	922
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared, but not yet paid	$125,479	$114,572
Consolidation of VIEs (VIE asset/liability additions)	1,127,952	15,103,275
Deconsolidation of VIEs (VIE asset/liability reductions)	1,528,137	2,591,268
Fair value of assets acquired, net of cash	—	221,125
Fair value of liabilities assumed	—	147,486
Net assets acquired from consolidated VIEs	—	42,513

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of March 31, 2017

(Unaudited)

1. Business and Organization

Starwood Property Trust, Inc. (“STWD” and, together with its subsidiaries, “we” or the “Company”) is a Maryland corporation that commenced operations in August 2009, upon the completion of our initial public offering. We are focused primarily on originating, acquiring, financing and managing commercial mortgage loans and other commercial real estate debt investments, commercial mortgage-backed securities (“CMBS”), and other commercial real estate investments in both the U.S. and Europe. We refer to the following as our target assets: commercial real estate mortgage loans, preferred equity interests, CMBS and other commercial real estate-related debt investments. Our target assets may also include residential mortgage-backed securities (“RMBS”), certain residential mortgage loans, distressed or non-performing commercial loans, commercial properties subject to net leases and equity interests in commercial real estate. As market conditions change over time, we may adjust our strategy to take advantage of changes in interest rates and credit spreads as well as economic and credit conditions.

We have three reportable business segments as of March 31, 2017:

•

Real estate lending (the “Lending Segment”)—engages primarily in originating, acquiring, financing and managing commercial first mortgages, subordinated mortgages, mezzanine loans, preferred equity, CMBS, RMBS, certain residential mortgage loans, and other real estate and real estate-related debt investments in both the U.S. and Europe.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full year.

Refer to our Form 10-K for a description of our recurring accounting policies. We have included disclosure in this Note 2 regarding principles of consolidation and other accounting policies that (i) are required to be disclosed quarterly, (ii) we view as critical, or (iii) became significant since December 31, 2016 due to a corporate action or increase in the significance of the underlying business activity.

Variable Interest Entities

In addition to the Investing and Servicing Segment’s VIEs, certain other entities in which we hold interests are considered VIEs as the limited partners of these entities do not collectively possess (i) the right to remove the general partner without cause or (ii) the right to participate in significant decisions made by the partnership.

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

To assess whether we have the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, we consider all facts and circumstances, including our role in establishing the VIE and our ongoing rights and responsibilities. This assessment includes, (i) identifying the activities that most significantly impact the VIE’s economic performance; and (ii) identifying which party, if any, has power over those activities. In general, the parties that make the most significant decisions affecting the VIE or have the right to unilaterally remove those decision makers are deemed to have the power to direct the activities of a VIE. The right to remove the decision maker in a VIE must be exercisable without cause for the decision maker to not be deemed the party that has the power to direct the activities of a VIE.

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

We perform ongoing reassessments of: (i) whether any entities previously evaluated under the majority voting interest framework have become VIEs, based on certain events, and therefore subject to the VIE consolidation framework, and (ii) whether changes in the facts and circumstances regarding our involvement with a VIE causes our consolidation conclusion regarding the VIE to change.

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

REO assets generally represent a very small percentage of the overall asset pool of a CMBS trust.  In a new issue CMBS trust there are no REO assets.  We estimate that REO assets constitute approximately 4% of our consolidated securitization VIE assets, with the remaining 96% representing loans.  However, it is important to note that the fair value of our securitization VIE assets is determined by reference to our securitization VIE liabilities as permitted under Accounting Standards Update (“ASU”) 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity.  In other words, our VIE liabilities are more reliably measurable than the VIE assets, resulting in our current measurement methodology which utilizes this value to determine the fair value of our securitization VIE assets as a whole. As a result, these percentages are not necessarily indicative of the relative fair values of each of these asset categories if the assets were to be valued individually.

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

We have elected the fair value option for eligible financial assets and liabilities of our consolidated securitization VIEs, loans held-for-sale originated or acquired for future securitization, purchased CMBS issued by VIEs we could consolidate in the future and certain investments in marketable equity securities. The fair value elections for VIE and securitization related items were made in order to mitigate accounting mismatches between the carrying value of the instruments and the related assets and liabilities that we consolidate at fair value. The fair value elections for mortgage loans held-for-sale were made due to the short-term nature of these instruments. The fair value elections for investments in marketable equity securities were made because the shares are listed on an exchange, which allows us to determine the fair value using a quoted price from an active market.

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

Earnings Per Share

We present both basic and diluted earnings per share (“EPS”) amounts in our financial statements.  Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from (i) our share-based compensation, consisting of unvested restricted stock (“RSAs”) and restricted stock units (“RSUs”), (ii) shares contingently issuable to our Manager, and (iii) the “in-the-money” conversion options associated with our outstanding convertible senior notes (see further discussion in Notes 10 and 17). Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

Nearly all of the Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities.  Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities.  For the three months ended March 31, 2017 and 2016, the two-class method resulted in the most dilutive EPS calculation.

Restricted Cash

Restricted cash includes cash and cash equivalents that are legally or contractually restricted as to withdrawal or usage and primarily includes cash collateral associated with derivative financial instruments and funds held on behalf of borrowers and tenants. Effective January 1, 2017, we early adopted ASU 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash, which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning and end-of-period total amounts shown on the statement of cash flows. As required by this ASU, we applied this change retrospectively to our prior period condensed consolidated statement of cash flows for the three months ended March 31, 2016.

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

Recent Accounting Developments

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, which establishes key principles by which an entity determines the amount and timing of revenue recognized from customer contracts.  At issuance, the ASU was effective for the first interim or annual period beginning after December 15, 2016. On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year, resulting in the ASU becoming effective for the first interim or annual period beginning after December 15, 2017.  Though we have not completed our assessment of this ASU, we expect to identify similar performance obligations as currently identified, and we therefore do not expect the application of this ASU to materially impact the Company.

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

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes a right-of-use model for lessee accounting which results in the recognition of most leased assets and lease liabilities on the balance sheet of the lessee.  Lessor accounting was not significantly changed by the ASU.  The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2018 by applying a modified retrospective approach. Early application is permitted. We are in the process of assessing the impact this ASU will have on the Company.

On March 17, 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends the principal-versus-agent implementation guidance and illustrations in the FASB’s revenue recognition standard issued in ASU 2014-09. The ASU provides further guidance to assist an entity in determining whether the nature of its promise to its customer is to provide the underlying goods or services, meaning the entity is a principal, or to arrange for a third party to provide the underlying goods or services, meaning the entity is an agent.  The ASU is effective for the first interim or annual period beginning after December 15, 2017.  Early application is permitted though no earlier than the first interim or annual period beginning after December 15, 2016.  We do not expect the application of this ASU to materially impact the Company.

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

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments, which mandates use of an “expected loss” credit model for estimating future credit losses of certain financial instruments instead of the “incurred loss” credit model that current GAAP requires.  The “expected loss” model requires the consideration of possible credit losses over the life of an instrument as opposed to only estimating credit losses upon the occurrence of a discrete loss event in accordance with the current “incurred loss” methodology.  The ASU is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019. Early application is permitted though no earlier than the first interim or annual period beginning after December 15, 2018. Though we have not completed our assessment of this ASU, we expect the ASU to result in our recognition of higher levels of allowances for loan losses.  Our assessment of the estimated amount of such increases remains in process.

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

On January 5, 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) – Clarifying the Definition of a Business, which amends the definition of a business to exclude acquisitions of groups of assets where substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets.  The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2017 and is applied prospectively.  Early application is permitted.  We expect most real estate acquired by the Company subsequent to the ASU’s effective date will no longer be accounted for as business combinations and instead be accounted for as asset acquisitions.

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

3.  Acquisitions

The Company had no real estate business combinations during the three months ended March 31, 2017. However, the following business combinations occurred in prior years and continue to have disclosure relevance:

Medical Office Portfolio

The Medical Office Portfolio is comprised of 34 medical office buildings acquired for a purchase price of $758.8 million during the year ended December 31, 2016.  These properties, which collectively comprise 1.9 million square feet, are geographically dispersed throughout the U.S. and primarily affiliated with major hospitals or located on or adjacent to major hospital campuses. No goodwill or bargain purchase gains were recognized in connection with the Medical Office Portfolio acquisition as the purchase price equaled the fair value of the net assets acquired.

Woodstar Portfolio

The Woodstar Portfolio is comprised of 32 affordable housing communities with 8,948 units concentrated primarily in the Tampa, Orlando and West Palm Beach metropolitan areas. During the year ended December 31, 2015, we acquired 18 of the 32 affordable housing communities of the Woodstar Portfolio with the final 14 communities acquired during the year ended December 31, 2016 for an aggregate acquisition price of $421.5 million.  We assumed federal, state and county sponsored financing and other debt in connection with this acquisition.

No goodwill was recognized in connection with the Woodstar Portfolio acquisition as the purchase price did not exceed the fair value of the net assets acquired.  A bargain purchase gain of $8.4 million was recognized within other income, net in our consolidated statement of operations for the year ended December 31, 2016 as the fair value of the net assets acquired exceeded the purchase price due to favorable changes in net asset fair values occurring between the date the purchase price was negotiated and the closing date.

Investing and Servicing Segment Property Portfolio

The Investing and Servicing Segment Property Portfolio (the “REO Portfolio”) is comprised of controlling interests in 24 commercial real estate properties acquired from CMBS trusts.  During the year ended December 31, 2015, we acquired 14 of these properties with the remaining 10 properties acquired during the year ended December 31, 2016 for an aggregate acquisition price of $268.5 million. When the properties are acquired from CMBS trusts that are consolidated as VIEs on our balance sheet, the acquisitions are reflected as repayment of debt of consolidated VIEs in our condensed consolidated statements of cash flows.

No goodwill was recognized in connection with the REO Portfolio acquisitions as the purchase prices did not exceed the fair values of the net assets acquired. A bargain purchase gain of $8.8 million was recognized within change in net assets related to consolidated VIEs in our consolidated statement of operations for the year ended December 31, 2016 as the fair value of the net assets acquired for certain properties exceeded the purchase price.

During the three months ended March 31, 2017, in accordance with ASU 2015-16, Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments, we adjusted our initial provisional estimates of the acquisition date fair values of the identified assets acquired and liabilities assumed for a certain property acquired within the REO Portfolio during the year ended December 31, 2016 to reflect new information obtained regarding facts and circumstances that existed at the acquisition date.  The following table summarizes the measurement period adjustment applied to this property’s initial provisional acquisition date balance sheet (amounts in thousands):

		Measurement
	Initial	Period	Adjusted
Assets acquired:	Amounts	Adjustments	Amounts
Properties	$12,087	$660	$12,747
Intangible assets	4,270	(802)	3,468
Other assets	97	—	97
Total assets acquired	16,454	(142)	16,312
Liabilities assumed:
Accounts payable, accrued expenses and other liabilities	1,539	(142)	1,397
Total liabilities assumed	1,539	(142)	1,397
Non-controlling interests	3,084	—	3,084
Net assets acquired	$11,831	$—	$11,831

The net income effect associated with this measurement period adjustment during the three months ended March 31, 2017 was immaterial.

Ireland Portfolio

The Ireland Portfolio is comprised of 12 net leased fully occupied office properties and one multi-family property all located in Dublin, Ireland, which the Company acquired during the year ended December 31, 2015.  The Ireland Portfolio, which collectively is comprised of approximately 600,000 square feet, included total assets of $518.2 million and assumed debt of $283.0 million at acquisition. Following our acquisition, all assumed debt was immediately extinguished and replaced with new financing of $328.6 million from the Ireland Portfolio Mortgage (as set forth in Note 9).  No goodwill or bargain purchase gain was recognized in connection with the Ireland Portfolio acquisition as the purchase price equaled the fair value of the net assets acquired.

4. Loans

Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option. The following tables summarize our investments in mortgages and loans by subordination class as of March 31, 2017 and December 31, 2016 (dollars in thousands):

				Weighted
			Weighted	Average Life
	Carrying	Face	Average	(“WAL”)
March 31, 2017	Value	Amount	Coupon	(years)(1)
First mortgages (2)	$5,212,199	$5,228,599	5.6%	2.1
Subordinated mortgages (3)	294,754	310,085	8.9%	3.1
Mezzanine loans (2)	733,349	733,965	9.7%	1.6
Total loans held-for-investment	6,240,302	6,272,649
Loans held-for-sale, fair value option	340,266	336,197	5.3%	7.2
Loans transferred as secured borrowings	35,000	35,000	6.2%	0.2
Total gross loans	6,615,568	6,643,846
Loan loss allowance (loans held-for-investment)	(9,483)	—
Total net loans	$6,606,085	$6,643,846

December 31, 2016
First mortgages (2)	$4,865,994	$4,881,656	5.7%	2.2
Subordinated mortgages (3)	278,032	293,925	8.9%	3.3
Mezzanine loans (2)	713,757	714,608	9.6%	1.8
Total loans held-for-investment	5,857,783	5,890,189
Loans held-for-sale, fair value option	63,279	63,065	5.3%	10.0
Loans transferred as secured borrowings	35,000	35,000	6.2%	0.4
Total gross loans	5,956,062	5,988,254
Loan loss allowance (loans held-for-investment)	(9,788)	—
Total net loans	$5,946,274	$5,988,254

(1)

Represents the WAL of each respective group of loans as of the respective balance sheet date. The WAL of each individual loan is calculated using amounts and timing of future principal payments, as projected at origination or acquisition.

(2)

First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.  The application of this methodology resulted in mezzanine loans with carrying values of $1.1 billion and $964.1 million being classified as first mortgages as of March 31, 2017 and December 31, 2016, respectively.

(3)

Subordinated mortgages include B-Notes and junior participation in first mortgages where we do not own the senior A-Note or senior participation. If we own both the A-Note and B-Note, we categorize the loan as a first mortgage loan.

As of March 31, 2017, approximately $5.7 billion, or 91.6%, of our loans held-for-investment were variable rate and paid interest principally at LIBOR plus a weighted-average spread of 5.5%. The following table summarizes our investments in floating rate loans (dollars in thousands):

	March 31, 2017			December 31, 2016
			Carrying			Carrying
Index	Base Rate		Value	Base Rate		Value
One-month LIBOR USD	0.9828%		$879,641	0.7717%		$880,357
LIBOR floor	0.15 - 3.00	% (1)	4,836,995	0.15 - 3.00	% (1)	4,449,861
Total			$5,716,636			$5,330,218

(1)	The weighted-average LIBOR floor was 0.39% and 0.36% as of March 31, 2017 and December 31, 2016, respectively.

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

Our evaluation process, as described above produces an internal risk rating between 1 and 5, which is a weighted average of the numerical ratings in the following categories: (i) sponsor capability and financial condition, (ii) loan and collateral performance relative to underwriting, (iii) quality and stability of collateral cash flows, and (iv) loan structure. We utilize the overall risk ratings as a concise means to monitor any credit migration on a loan as well as on the whole portfolio. While the overall risk rating is generally not the sole factor we use in determining whether a loan is impaired, a loan with a higher overall risk rating would tend to have more adverse indicators of impairment, and therefore would be more likely to experience a credit loss.

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

As of March 31, 2017, the risk ratings for loans subject to our rating system, which excludes loans for which the fair value option has been elected, by class of loan were as follows (dollars in thousands):

	Balance Sheet Classification
	Loans Held-For-Investment				Loans
					Transferred		% of
Risk Rating	First	Subordinated	Mezzanine	Loans Held-	As Secured		Total
Category	Mortgages	Mortgages	Loans	For-Sale	Borrowings	Total	Loans
1	$868	$—	$—	$—	$—	$868	—%
2	1,241,424	27,280	210,815	—	35,000	1,514,519	22.9%
3	3,529,411	267,474	463,491	—	—	4,260,376	64.4%
4	383,639	—	59,043	—	—	442,682	6.7%
5	56,857	—	—	—	—	56,857	0.9%
N/A	—	—	—	340,266	—	340,266	5.1%
	$5,212,199	$294,754	$733,349	$340,266	$35,000	$6,615,568	100.0%

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

After completing our impairment evaluation process as of March 31, 2017, we concluded that none of our loans were impaired and therefore no individual loan impairment charges were required on any individual loans, as we expect to collect all outstanding principal and interest.  None of our loans were 90 days or greater past due as of March 31, 2017.

In accordance with our policies, we record an allowance for loan losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4,” plus (ii) 5% of the aggregate carrying amount of loans rated as a “5, ” plus (iii) impaired loan reserves, if any.  The following table presents the activity in our allowance for loan losses (amounts in thousands):

	For the Three Months Ended
	March 31,
	2017	2016
Allowance for loan losses at January 1	$9,788	$6,029
Provision for loan losses	(305)	(761)
Charge-offs	—	—
Recoveries	—	—
Allowance for loan losses at March 31	$9,483	$5,268
Recorded investment in loans related to the allowance for loan loss	$499,539	$351,220

The activity in our loan portfolio was as follows (amounts in thousands):

	For the Three Months Ended
	March 31,
	2017	2016
Balance at January 1	$5,946,274	$6,263,517
Acquisitions/originations/additional funding	1,067,021	674,712
Capitalized interest (1)	15,079	21,290
Basis of loans sold (2)	(216,431)	(354,601)
Loan maturities/principal repayments	(230,931)	(195,073)
Discount accretion/premium amortization	7,519	8,696
Changes in fair value	10,593	6,891
Unrealized foreign currency remeasurement loss	6,053	(12,984)
Change in loan loss allowance, net	305	761
Transfer to/from other asset classifications	603	17,182	(3)
Balance at March 31	$6,606,085	$6,430,391

(1)	Represents accrued interest income on loans whose terms do not require current payment of interest.

(2)	See Note 11 for additional disclosure on these transactions.

(3)	Primarily represents commercial mortgage loans acquired from CMBS trusts which are consolidated as VIEs on our balance sheet. Refer to Note 3 for further discussion.

5. Investment Securities

Investment securities were comprised of the following as of March 31, 2017 and December 31, 2016 (amounts in thousands):

	Carrying Value as of
	March 31, 2017	December 31, 2016
RMBS, available-for-sale	$249,419	$253,915
CMBS, fair value option (1)	1,015,146	990,570
Held-to-maturity (“HTM”) securities	452,725	509,980
Equity security, fair value option	12,555	12,177
Subtotal—Investment securities	1,729,845	1,766,642
VIE eliminations (1)	(999,674)	(959,024)
Total investment securities	$730,171	$807,618

(1)	Certain fair value option CMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.

Purchases, sales and principal collections for all investment securities were as follows (amounts in thousands):

	RMBS,	CMBS, fair	HTM	Equity
	available-for-sale	value option	Securities	Security	Total
Three Months Ended March 31, 2017
Purchases (1)	$—	$—	$—	$—	$—
Sales (2)	—	10,434	—	—	10,434
Principal collections	10,228	5,766	60,056	—	76,050
Three Months Ended March 31, 2016
Purchases (1)	$41,470	$33,173	$9,694	$—	$84,337
Sales (2)	—	—	—	—	—
Principal collections	6,811	12,303	3,230	—	22,344

(1)

During the three months ended March 31, 2017 and 2016, we purchased $57.4 million and $46.6 million of CMBS, respectively, for which we elected the fair value option. Due to our consolidation of securitization VIEs, $57.4 million and $13.4 million, respectively, of this amount is eliminated and reflected as repayment of debt of consolidated VIEs in our condensed consolidated statements of cash flows.

(2)

During the three months ended March 31, 2017 and 2016, we sold $15.2 million and $0.6 million of CMBS, respectively, for which we had previously elected the fair value option. Due to our consolidation of securitization VIEs, $4.8 million and $0.6 million, respectively, of this amount is eliminated and reflected as issuance of debt of consolidated VIEs in our condensed consolidated statements of cash flows.

RMBS, Available-for-Sale

The Company classified all of its RMBS as available-for-sale as of March 31, 2017 and December 31, 2016. These RMBS are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (“AOCI”).

The tables below summarize various attributes of our investments in available-for-sale RMBS as of March 31, 2017 and December 31, 2016 (amounts in thousands):

				Unrealized Gains or (Losses)
				Recognized in AOCI
	Purchase		Recorded		Gross	Gross	Net
	Amortized	Credit	Amortized	Non-Credit	Unrealized	Unrealized	Fair Value
	Cost	OTTI	Cost	OTTI	Gains	Losses	Adjustment	Fair Value
March 31, 2017
RMBS	$212,829	$(10,185)	$202,644	$(85)	$46,860	$—	$46,775	$249,419
December 31, 2016
RMBS	$219,171	$(10,185)	$208,986	$(94)	$45,113	$(90)	$44,929	$253,915

	Weighted Average Coupon (1)	Weighted Average Rating	WAL (Years) (2)
March 31, 2017
RMBS	2.2%	B	6.5
December 31, 2016
RMBS	2.1%	B	6.1

(1)	Calculated using the March 31, 2017 and December 31, 2016 one-month LIBOR rate of 0.983% and 0.772%, respectively, for floating rate securities.

(2)

Represents the WAL of each respective group of securities as of the respective balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.

As of March 31, 2017, approximately $208.3 million, or 83.5%, of RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 1.22%. As of December 31, 2016, approximately $211.1 million, or 83.2%, of RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 1.22%. We purchased all of the RMBS at a discount that will be accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of these discounts.

The following table contains a reconciliation of aggregate principal balance to amortized cost for our RMBS as of March 31, 2017 and December 31, 2016 (amounts in thousands):

	March 31, 2017	December 31, 2016
Principal balance	$388,204	$399,883
Accretable yield	(60,818)	(64,290)
Non-accretable difference	(124,742)	(126,607)
Total discount	(185,560)	(190,897)
Amortized cost	$202,644	$208,986

The principal balance of credit deteriorated RMBS was $361.6 million and $371.5 million as of March 31, 2017 and December 31, 2016, respectively. Accretable yield related to these securities totaled $53.2 million and $55.9 million as of March 31, 2017 and December 31, 2016, respectively.

The following table discloses the changes to accretable yield and non-accretable difference for our RMBS during the three months ended March 31, 2017 (amounts in thousands):

		Non-Accretable
Three Months Ended March 31, 2017	Accretable Yield	Difference
Balance as of January 1, 2017	$64,290	$126,607
Accretion of discount	(3,886)	—
Principal write-downs, net	—	(1,451)
Purchases	—	—
Sales	—	—
OTTI	—	—
Transfer to/from non-accretable difference	414	(414)
Balance as of March 31, 2017	$60,818	$124,742

We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.5 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively, which has been recorded as management fees in the accompanying condensed consolidated statements of operations.

The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities that were in an unrealized loss position as of March 31, 2017 and December 31, 2016, and for which OTTIs (full or partial) have not been recognized in earnings (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a	Securities with a	Securities with a	Securities with a
	loss less than	loss greater than	loss less than	loss greater than
	12 months	12 months	12 months	12 months
As of March 31, 2017
RMBS	$1,601	$954	$(17)	$(68)
As of December 31, 2016
RMBS	$8,819	$957	$(90)	$(94)

As of both March 31, 2017 and December 31, 2016, there were three securities with unrealized losses reflected in the table above. After evaluating these securities and recording adjustments for credit-related OTTI, we concluded that the remaining unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses, which represent most of the OTTI we record on securities, are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or impairments could be materially different from what is currently projected and/or reported.

CMBS, Fair Value Option

As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for the Investing and Servicing Segment’s CMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of March 31, 2017, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, before consolidation of securitization VIEs, were $1.0 billion and $4.3 billion, respectively. The $1.0 billion fair value balance represents our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value ($999.7 million at March 31, 2017) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option CMBS.

As of March 31, 2017, none of our CMBS where we have elected the fair value option were variable rate.

HTM Securities

The table below summarizes unrealized gains and losses of our investments in HTM securities as of March 31, 2017 and December 31, 2016 (amounts in thousands):

	Net Carrying Amount	Gross Unrealized	Gross Unrealized
	(Amortized Cost)	Holding Gains	Holding Losses	Fair Value
March 31, 2017
CMBS	$432,734	$3,069	$(8,564)	$427,239
Preferred interests	19,991	493	—	20,484
Total	$452,725	$3,562	$(8,564)	$447,723
December 31, 2016
CMBS	$490,107	$2,106	$(8,648)	$483,565
Preferred interests	19,873	727	—	20,600
Total	$509,980	$2,833	$(8,648)	$504,165

The table below summarizes the maturities of our HTM CMBS and our HTM preferred equity interests in limited liability companies that own commercial real estate as of March 31, 2017 (amounts in thousands):

		Preferred
	CMBS	Interests	Total
Less than one year	$150,346	$—	$150,346
One to three years	89,939	—	89,939
Three to five years	192,449	—	192,449
Thereafter	—	19,991	19,991
Total	$432,734	$19,991	$452,725

Equity Security, Fair Value Option

During 2012, we acquired 9,140,000 ordinary shares from a related-party in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. We have elected to report the investment using the fair value option because the shares are listed on an exchange, which allows us to determine the fair value using a quoted price from an active market, and also due to potential lags in reporting resulting from differences in the respective regulatory requirements. The fair value of the investment remeasured in USD was $12.6 million and $12.2 million as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, our shares represent an approximate 2% interest in SEREF.

6. Properties

Our properties include the Medical Office Portfolio, Woodstar Portfolio, REO Portfolio and Ireland Portfolio as discussed in Note 3. The table below summarizes our properties held as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	Depreciable Life	March 31, 2017	December 31, 2016
Property Segment
Land and land improvements	0 – 12 years	$387,863	$385,860
Buildings and building improvements	5 – 40 years	1,295,175	1,291,531
Furniture & fixtures	3 – 7 years	23,677	23,035
Investing and Servicing Segment
Land and land improvements	0 – 15 years	87,245	89,425
Buildings and building improvements	3 – 40 years	199,513	195,178
Furniture & fixtures	3 – 5 years	1,303	1,256
Properties, cost		1,994,776	1,986,285
Less: accumulated depreciation		(56,808)	(41,565)
Properties, net		$1,937,968	$1,944,720

There were no properties sold during the three months ended March 31, 2017 and 2016.

7. Investment in Unconsolidated Entities

The table below summarizes our investments in unconsolidated entities as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	Participation /	Carrying value as of
	Ownership % (1)	March 31, 2017	December 31, 2016
Equity method:
Retail Fund	33%	$125,307	$124,977
Investor entity which owns equity in an online real estate company	50%	21,566	21,677
Equity interests in commercial real estate	16% - 50%	23,301	23,297
Various	25% - 50%	6,762	6,640
		176,936	176,591
Cost method:
Equity interest in a servicing and advisory business	6%	12,234	12,234
Investment funds which own equity in a loan servicer and other real estate assets	4% - 6%	9,225	9,225
Various	2% - 3%	3,428	6,555
		24,887	28,014
		$201,823	$204,605

(1)	None of these investments are publicly traded and therefore quoted market prices are not available.

There were no differences between the carrying value of our equity method investments and the underlying equity in the net assets of the investees as of March 31, 2017.

8. Goodwill and Intangibles

Goodwill

Goodwill at March 31, 2017 and December 31, 2016 represented the excess of consideration transferred over the fair value of net assets of LNR Property LLC (“LNR”) acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes an international network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets.

Intangible Assets

Servicing Rights Intangibles

In connection with the LNR acquisition, we identified domestic and European servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. During the year ended December 31, 2016, we contributed our European servicing and advisory business to an unrelated entity in exchange for a non-controlling equity interest in that entity and therefore no longer have any European servicing rights as of December 31, 2016.

At March 31, 2017 and December 31, 2016, the balance of the domestic servicing intangible was net of $33.0 million and $34.2 million, respectively, which was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of March 31, 2017 and December 31, 2016, the domestic servicing intangible had a balance of $79.7 million and $89.3 million, respectively, which represents our economic interest in this asset.

Lease Intangibles

In connection with our acquisitions of commercial real estate, we recognized in-place lease intangible assets and favorable lease intangible assets associated with certain noncancelable operating leases of the acquired properties.

The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of March 31, 2017 and December 31, 2016 (amounts in thousands):

	As of March 31, 2017			As of December 31, 2016
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
Domestic servicing rights, at fair value	$46,649	$—	$46,649	$55,082	$—	$55,082
In-place lease intangible assets	174,226	(45,223)	129,003	175,409	(38,532)	136,877
Favorable lease intangible assets	30,621	(4,179)	26,442	30,459	(3,170)	27,289
Total net intangible assets	$251,496	$(49,402)	$202,094	$260,950	$(41,702)	$219,248

The following table summarizes the activity within intangible assets for the three months ended March 31, 2017 (amounts in thousands):

	Domestic	In-place Lease	Favorable Lease
	Servicing	Intangible	Intangible
	Rights	Assets	Assets	Total
Balance as of January 1, 2017	$55,082	$136,877	$27,289	$219,248
Amortization	—	(6,733)	(983)	(7,716)
Foreign exchange (loss) gain	—	438	117	555
Impairment (1)	—	(758)	—	(758)
Changes in fair value due to changes in inputs and assumptions	(8,433)	—	—	(8,433)
Measurement period adjustments	—	(821)	19	(802)
Balance as of March 31, 2017	$46,649	$129,003	$26,442	$202,094

(1)	Impairment of intangible lease assets is recognized within other expense in our condensed consolidated statements of operations.

The following table sets forth the estimated aggregate amortization of our in-place lease intangible assets and favorable lease intangible assets for the next five years and thereafter (amounts in thousands):

2017 (remainder of)	$22,050
2018	26,317
2019	19,961
2020	14,960
2021	12,784
Thereafter	59,373
Total	$155,445

9. Secured Financing Agreements

The following table is a summary of our secured financing agreements in place as of March 31, 2017 and December 31, 2016 (dollars in thousands):

								Carrying Value at
	Current	Extended			Pledged Asset	Maximum		March 31,	December 31,
	Maturity	Maturity (a)	Pricing		Carrying Value	Facility Size		2017	2016
Lender 1 Repo 1	(b)	(b)	LIBOR + 1.75% to 5.75%		$1,775,380	$2,000,000	(c)	$1,213,260	$944,712
Lender 2 Repo 1	Oct 2017	Oct 2020	LIBOR + 1.75% to 2.75%		366,942	500,000		94,349	132,941
Lender 3 Repo 1	May 2018	May 2019	LIBOR + 2.50% to 2.85%		110,076	78,017		78,017	78,288
Lender 4 Repo 2	Dec 2018	Dec 2020	LIBOR + 2.00% to 2.50%		514,725	1,000,000	(d)	135,161	166,394
Lender 6 Repo 1	Aug 2019	N/A	LIBOR + 2.50% to 2.75%		339,964	500,000		218,728	182,586
Lender 6 Repo 2	Nov 2019	Nov 2020	GBP LIBOR + 2.75%		176,686	123,568		123,568	121,509
Lender 9 Repo 1	Dec 2017	Dec 2018	LIBOR + 1.65%		378,607	283,575		283,575	283,575
Lender 10 Repo 1	Mar 2020	Mar 2022	LIBOR + 2.00% to 2.75%		—	125,000		—	—
Lender 7 Secured Financing	Jul 2018	Jul 2019	LIBOR + 2.75%	(e)	85,127	650,000	(f)	—	—
Lender 8 Secured Financing	Aug 2019	N/A	LIBOR + 4.00%		66,578	75,000		43,647	43,555
Conduit Repo 2	Nov 2017	N/A	LIBOR + 2.25%		43,368	150,000		33,050	14,944
Conduit Repo 3	Feb 2018	N/A	LIBOR + 2.10%		8,683	150,000		6,525	—
Conduit Repo 4	Oct 2017	Oct 2020	LIBOR + 2.25%		—	100,000		—	—
MBS Repo 1	(g)	(g)	LIBOR + 1.90%		31,250	20,838		20,838	21,052
MBS Repo 2	Jun 2020	N/A	LIBOR/EURIBOR + 2.00% to 2.95%		331,800	240,892		240,892	239,434
MBS Repo 3	(h)	(h)	LIBOR + 1.32% to 2.00%		389,540	260,933		260,933	285,209
MBS Repo 4	(i)	N/A	LIBOR + 1.20% to 1.90%		185,435	225,000		8,146	5,633
Investing and Servicing Segment Property Mortgages	Feb 2018 to Jun 2026	N/A	Various		238,193	192,703		172,981	164,611
Ireland Portfolio Mortgage	May 2020	N/A	EURIBOR + 1.69%		452,360	313,266		313,266	309,246
Woodstar Portfolio Mortgages	Nov 2025 to Oct 2026	N/A	3.72% to 3.97%		373,957	276,748		276,748	276,748
Woodstar Portfolio Government Financing	Mar 2026 to Jun 2049	N/A	1.00% to 5.00%		312,316	135,050		135,050	135,584
Medical Office Portfolio Mortgages	Dec 2021 to Feb 2022	Dec 2023 to Feb 2024	LIBOR + 2.50%	(j)	758,684	531,815		497,613	491,197
Term Loan A	Dec 2020	Dec 2021	LIBOR + 2.25%	(e)	884,780	300,000		300,000	300,000
Revolving Secured Financing	Dec 2020	Dec 2021	LIBOR + 2.25%	(e)	—	100,000		—	—
					$7,824,451	$8,332,405		4,456,347	4,197,218
Unamortized net premium								2,619	2,640
Unamortized deferred financing costs								(44,049)	(45,732)
								$4,414,917	$4,154,126

(a)	Subject to certain conditions as defined in the respective facility agreement.
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
(g)

Facility carries a rolling 11 month term which may reset monthly with the lender’s consent not to exceed December 2018. This facility carries no maximum facility size.  Amounts reflect the outstanding balance as of March 31, 2017.

(h)

Facility carries a rolling 12 month term which may reset monthly with the lender’s consent. Current maturity is March 2018. This facility carries no maximum facility size. Amounts reflect the outstanding balance as of March 31, 2017.

(i)	The date that is 270 days after the buyer delivers notice to seller, subject to a maximum date of May 2018.
(j)	Subject to a 25 basis point floor.

In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

In February 2017, we entered into a mortgage loan with maximum borrowings of $24.0 million to finance commercial real estate previously acquired by our Investing and Servicing Segment. This facility carries a term of 5.0 years with an annual interest rate of LIBOR + 2.00%.

In February 2017, we entered into a mortgage loan with maximum borrowings of $7.3 million as part of the Medical Office Portfolio Mortgages. This loan carries a five year initial term with two 12 month extension options and an annual interest rate of LIBOR + 2.50%.

In March 2017, we entered into a $125.0 million repurchase facility (“Lender 10 Repo 1”) that carries a three year initial term with two one-year extension options and an annual interest rate of LIBOR + 2.00% to 2.75%.

In March 2017, we amended the Lender 3 Repo 1 facility to extend the maturity from May 2017 to May 2018.

Our secured financing agreements contain certain financial tests and covenants. As of March 31, 2017, we were in compliance with all such covenants.

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

	Repurchase	Other Secured
	Agreements	Financing	Total
2017 (remainder of)	$518,557	$20,452	$539,009
2018	1,136,466	51,484	1,187,950
2019	490,476	47,438	537,914
2020	290,722	326,719	617,441
2021	126,586	315,687	442,273
Thereafter	154,235	977,525	1,131,760
Total	$2,717,042	$1,739,305	$4,456,347

For the three months ended March 31, 2017 and 2016, approximately $4.7 million and $3.9 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations.

The following table sets forth our outstanding balance of repurchase agreements related to the following asset collateral classes as of March 31, 2017 and December 31, 2016 (amounts in thousands):

Class of Collateral	March 31, 2017	December 31, 2016
Loans held-for-investment	$2,114,914	$1,890,925
Loans held-for-sale	71,319	34,024
Investment securities	530,809	551,328
	$2,717,042	$2,476,277

We seek to mitigate risks associated with our repurchase agreements by managing risk related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value.  The margin call provisions under the majority of our repurchase facilities, consisting of 58% of these agreements, do not permit valuation adjustments based on capital markets activity.  Instead, margin calls on these facilities are limited to collateral-specific credit marks.  To monitor credit risk associated with the performance and value of our loans and investments, our asset management team regularly reviews our investment portfolios and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary.  For repurchase agreements containing margin call provisions for general capital markets activity, approximately 18% of these pertain to our loans held-for-sale, for which we manage credit risk through the purchase of credit index instruments.  We further seek to manage risks associated with our repurchase agreements by matching the maturities and interest rate characteristics of our loans with the related repurchase agreements.

10. Unsecured Senior Notes

The following table is a summary of our unsecured senior notes outstanding as of March 31, 2017 and December 31, 2016 (dollars in thousands):

				Remaining
	Coupon	Effective	Maturity	Period of		Carrying Value at
	Rate	Rate (1)	Date	Amortization		March 31, 2017	December 31, 2016
2017 Convertible Notes	3.75%	5.86%	10/15/2017	0.5	years	$411,885	$411,885
2018 Convertible Notes	4.55%	6.10%	3/1/2018	0.9	years	369,981	599,981
2019 Convertible Notes	4.00%	5.35%	1/15/2019	1.8	years	341,363	341,363
2021 Senior Notes	5.00%	5.32%	12/15/2021	4.7	years	700,000	700,000
2023 Convertible Notes	4.38%	4.86%	4/1/2023	6.0	years	250,000	—
Total principal amount						2,073,229	2,053,229
Unamortized discount—Convertible Notes						(23,907)	(26,135)
Unamortized discount—Senior Notes						(9,297)	(9,728)
Unamortized deferred financing costs						(6,641)	(5,822)
Carrying amount of debt components						$2,033,384	$2,011,544
Carrying amount of conversion option equity components recorded in additional paid-in capital						$31,638	$45,988

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

Convertible Senior Notes

On March 29, 2017, we issued $250.0 million of 4.375% Convertible Senior Notes due 2023 (the “2023 Notes”) resulting in gross proceeds of $247.5 million.  At issuance, we allocated $243.7 million and $3.8 million of the carrying value of the 2023 Notes to its debt and equity components, respectively.  Also on March 29, 2017, the proceeds from the issuance of the 2023 Notes were used to repurchase $230.0 million of the 4.55% Convertible Senior Notes due 2018 (the “2018 Notes”) for $250.7 million. The repurchase price was allocated between the fair value of the liability component and the fair value of the equity component of the 2018 Notes at the repurchase date. The portion of the repurchase price attributable to the equity component totaled $18.1 million and was recognized as a reduction of additional paid-in capital during the three months ended March 31, 2017. The portion of the repurchase price attributable to the liability component exceeded the net carrying amount of the liability component by $5.9 million, which was recognized as a loss on extinguishment of debt in our condensed consolidated statement of operations during the three months ended March 31, 2017. The repurchase of the 2018 Notes was not considered part of the repurchase program approved by our board of directors (refer to Note 16) and therefore does not reduce our available capacity for future repurchases under the repurchase program. There were no repurchases of Convertible Notes during the three months ended March 31, 2016.

On October 8, 2014, we issued $431.3 million of 3.75% Convertible Senior Notes due 2017 (the “2017 Notes”). On February 15, 2013, we issued $600.0 million of 4.55% Convertible Senior Notes due 2018 (the “2018 Notes”). On July 3, 2013, we issued $460.0 million of 4.00% Convertible Senior Notes due 2019 (the “2019 Notes”).

The following table details the conversion attributes of our Convertible Notes outstanding as of March 31, 2017 (amounts in thousands, except rates):

	March 31, 2017		Conversion Spread Value - Shares (3)
	Conversion	Conversion	For the Three Months Ended March 31,
	Rate (1)	Price (2)	2017	2016
2017 Notes	41.7397	$23.96	—	—
2018 Notes	47.5317	$21.04	1,200	—
2019 Notes	50.2114	$19.92	2,020	—
2023 Notes	38.5959	$25.91	—	—
			3,220	—

(1)

The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of Convertible Notes converted, as adjusted in accordance with the indentures governing the Convertible Notes (including the applicable supplemental indentures) as a result of the spin-off of our former single family residential segment to our stockholders in January 2014 and cash dividend payments.

(2)	As of March 31, 2017 and 2016, the market price of the Company’s common stock was $22.58 and $18.93 per share, respectively.

(3)

The conversion spread value represents the portion of the convertible senior notes that are “in-the-money”, representing the value that would be delivered to investors in shares upon an assumed conversion.

The if-converted value of the 2018 Notes and 2019 Notes exceeded their principal amount by $27.1 million and $45.6 million, respectively, at March 31, 2017 as the closing market price of the Company’s common stock of $22.58 per share exceeded the implicit conversion prices of $21.04 and $19.92 per share, respectively. However, the if‑converted value of the 2017 Notes and 2023 Notes was less than their principal amount by $23.7 million and $32.1 million, respectively, at March 31, 2017 as the closing market price of the Company’s common stock was less than the implicit conversion prices of $23.96 and $25.91 per share, respectively.

The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash.  As such, only the conversion spread value, if any, is included in the computation of diluted EPS.

Conditions for Conversion

Prior to April 15, 2017 for the 2017 Notes, September 1, 2017 for the 2018 Notes, July 15, 2018 for the 2019 Notes and October 1, 2022 for the 2023 Notes, the Convertible Notes will be convertible only upon satisfaction of one or more of the following conditions: (1) the closing market price of the Company’s common stock is at least 110%, in the case of the 2017 Notes and the 2023 Notes, or 130%, in the case of the 2018 Notes and the 2019 Notes, of the conversion price of the respective Convertible Notes for at least 20 out of 30 trading days prior to the end of the preceding fiscal quarter, (2) the trading price of the Convertible Notes is less than 98% of the product of (i) the conversion rate and (ii) the closing price of the Company’s common stock during any five consecutive trading day period, (3) the Company issues certain equity instruments at less than the 10-day average closing market price of its common stock or the per-share value of certain distributions exceeds the market price of the Company’s common stock by more than 10% or (4) certain other specified corporate events (significant consolidation, sale, merger, share exchange, fundamental change, etc.) occur.

On or after April 15, 2017, in the case of the 2017 Notes, September 1, 2017, in the case of the 2018 Notes, July 15, 2018, in the case of the 2019 Notes, and October 1, 2022, in the case of the 2023 Notes, holders may convert each of their Convertible Notes at the applicable conversion rate at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date.

11. Loan Securitization/Sale Activities

As described below, we regularly sell loans and notes under various strategies. We evaluate such sales as to whether they meet the criteria for treatment as a sale—legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint, and transfer of control.

Within the Investing and Servicing Segment, we originate commercial mortgage loans with the intent to sell these mortgage loans to VIEs for the purposes of securitization. These VIEs then issue CMBS that are collateralized in part by these assets, as well as other assets transferred to the VIE. In certain instances, we retain a subordinated interest in the VIE and serve as special servicer for the VIE. The following summarizes the fair value and par value of loans sold from our conduit platform, as well as the amount of sale proceeds used in part to repay the outstanding balance of the repurchase agreements associated with these loans for the three months ended March 31, 2017 and 2016 (amounts in thousands):

	For the Three Months Ended
	March 31,
	2017	2016
Fair value of loans sold	$179,296	$256,964
Par value of loans sold	168,564	252,172
Repayment of repurchase agreements	126,518	189,207

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

			Loan Transfers
	Loan Transfers Accounted		Accounted for as Secured
	for as Sales		Borrowings
	Face Amount	Proceeds	Face Amount	Proceeds
For the Three Months Ended March 31,
2017	$38,750	$37,079	$—	$—
2016	98,537	97,882	—	—

During the three months ended March 31, 2017 and 2016, gains (losses) recognized by the Lending Segment on sales of loans were not material.

12. Derivatives and Hedging Activity

Risk Management Objective of Using Derivatives

We are exposed to certain risks arising from both our business operations and economic conditions. Refer to Note 13 to the consolidated financial statements included in our Form 10-K for further discussion of our risk management objectives and policies.

Designated Hedges

In connection with our repurchase agreements, we have entered into six outstanding interest rate swaps that have been designated as cash flow hedges of the interest rate risk associated with forecasted interest payments. As of March 31, 2017, the aggregate notional amount of our interest rate swaps designated as cash flow hedges of interest rate risk totaled $53.0 million. Under these agreements, we will pay fixed monthly coupons at fixed rates ranging from 0.60% to 1.52% of the notional amount to the counterparty and receive floating rate LIBOR. Our interest rate swaps designated as cash flow hedges of interest rate risk have maturities ranging from August 2017 to May 2021.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2017 and 2016, we did not recognize any hedge ineffectiveness in earnings.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the associated variable-rate debt. Over the next 12 months, we estimate that an immaterial amount will be reclassified as a decrease to interest expense. We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of 50 months.

Non-designated Hedges

We have entered into a series of forward contracts whereby we agreed to sell an amount of foreign currency for an agreed upon amount of USD at various dates through July 2020. These forward contracts were entered into to economically fix the USD amounts of foreign denominated cash flows expected to be received by us related to certain foreign denominated loan investments and properties.

The following table summarizes our non-designated foreign exchange (“Fx”) forwards, interest rate swaps, interest rate caps and credit index instruments as of March 31, 2017 (notional amounts in thousands):

Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx contracts – Buy Danish Krone ("DKK")	1	5,947	DKK	September 2017
Fx contracts – Buy Euros ("EUR")	2	1,728	EUR	September 2017
Fx contracts – Buy Norwegian Krone ("NOK")	1	836	NOK	September 2017
Fx contracts – Buy Swedish Krona ("SEK")	1	1,138	SEK	September 2017
Fx contracts – Sell DKK	1	5,960	DKK	September 2017
Fx contracts – Sell EUR (1)	54	293,552	EUR	May 2017 – June 2020
Fx contracts – Sell Pounds Sterling ("GBP")	130	215,690	GBP	April 2017 – July 2020
Fx contracts – Sell NOK	1	836	NOK	September 2017
Fx contracts – Sell SEK	1	1,317	SEK	September 2017
Interest rate swaps – Paying fixed rates	37	780,033	USD	April 2019 – April 2027
Interest rate swaps – Receiving fixed rates	1	8,000	USD	July 2017
Interest rate caps	2	294,000	EUR	May 2020
Interest rate caps	7	60,138	USD	June 2018 – October 2021
Credit index instruments	5	34,000	USD	September 2058 – November 2059
Total	244

(1)

Includes 39 Fx contracts entered into to hedge our Euro currency exposure created by our acquisition of the Ireland Portfolio.  As of March 31, 2017, these contracts have an aggregate notional amount of €236.7 million and varying maturities through June 2020.

The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016 (amounts in thousands):

	Fair Value of Derivatives		Fair Value of Derivatives
	in an Asset Position (1) as of		in a Liability Position (2) as of
	March 31,	December 31,	March 31,	December 31,
	2017	2016	2017	2016
Derivatives designated as hedging instruments:
Interest rate swaps	$62	$30	$14	$56
Total derivatives designated as hedging instruments	62	30	14	56
Derivatives not designated as hedging instruments:
Interest rate swaps and caps	27,487	26,591	338	3,484
Foreign exchange contracts	42,461	62,295	1,215	364
Credit index instruments	1,030	445	—	—
Total derivatives not designated as hedging instruments	70,978	89,331	1,553	3,848
Total derivatives	$71,040	$89,361	$1,567	$3,904

(1)	Classified as derivative assets in our condensed consolidated balance sheets.

(2)	Classified as derivative liabilities in our condensed consolidated balance sheets.

The tables below present the effect of our derivative financial instruments on the condensed consolidated statements of operations and of comprehensive income for the three months ended March 31, 2017 and 2016 (amounts in thousands):

		Gain (Loss)
	Gain (Loss)	Reclassified	Gain (Loss)
	Recognized	from AOCI	Recognized
Derivatives Designated as Hedging Instruments	in OCI	into Income	in Income	Location of Gain (Loss)
For the Three Months Ended March 31,	(effective portion)	(effective portion)	(ineffective portion)	Recognized in Income
2017	$47	$(29)	$—	Interest expense
2016	$(368)	$(95)	$—	Interest expense

		Amount of Gain (Loss)
		Recognized in Income for the
Derivatives Not Designated	Location of Gain (Loss)	Three Months Ended March 31,
as Hedging Instruments	Recognized in Income	2017	2016
Interest rate swaps and caps	Gain (loss) on derivative financial instruments	$1,468	$(18,000)
Foreign exchange contracts	Gain (loss) on derivative financial instruments	(5,742)	(6,550)
Credit index instruments	Gain (loss) on derivative financial instruments	(75)	(168)
		$(4,349)	$(24,718)

13. Offsetting Assets and Liabilities

The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

				(iv)
				Gross Amounts Not
				Offset in the Statement
		(ii)	(iii) = (i) - (ii)	of Financial Position
		Gross Amounts	Net Amounts		Cash
	(i)	Offset in the	Presented in		Collateral
	Gross Amounts	Statement of	the Statement of	Financial	Received /	(v) = (iii) - (iv)
	Recognized	Financial Position	Financial Position	Instruments	Pledged	Net Amount
As of March 31, 2017
Derivative assets	$71,040	$—	$71,040	$1,323	$—	$69,717
Derivative liabilities	$1,567	$—	$1,567	$1,323	$244	$—
Repurchase agreements	2,717,042	—	2,717,042	2,717,042	—	—
	$2,718,609	$—	$2,718,609	$2,718,365	$244	$—
As of December 31, 2016
Derivative assets	$89,361	$—	$89,361	$491	$—	$88,870
Derivative liabilities	$3,904	$—	$3,904	$491	$3,413	$—
Repurchase agreements	2,476,277	—	2,476,277	2,476,277	—	—
	$2,480,181	$—	$2,480,181	$2,476,768	$3,413	$—

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

We also hold controlling interests in certain other entities that are considered VIEs, which were established to facilitate the purchase of certain properties acquired with third party minority interest partners. We are the primary beneficiaries of these VIEs as we possess both the power to direct the activities of the VIEs that most significantly impact their economic performance and hold significant economic interests.  These VIEs had assets of $180.9 million and liabilities of $117.5 million as of March 31, 2017.

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

As of March 31, 2017, one of our CDO structures was in default, which, pursuant to the underlying indentures, changes the rights of the variable interest holders. Upon default of a CDO, the trustee or senior note holders are allowed to exercise certain rights, including liquidation of the collateral, which at that time, is the activity which would most significantly impact the CDO’s economic performance. Further, when the CDO is in default, the collateral administrator no longer has the option to purchase securities from the CDO. In cases where the CDO is in default and we do not have the ability to exercise rights which would most significantly impact the CDO’s economic performance, we do not consolidate the VIE. As of March 31, 2017, this CDO structure was not consolidated.

As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of March 31, 2017, our maximum risk of loss related to securitization VIEs in which we were not the primary beneficiary was $15.5 million on a fair value basis.

As of March 31, 2017, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances of $8.5 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.

We also hold passive non-controlling interests in certain unconsolidated entities that are considered VIEs. We are not the primary beneficiaries of these VIEs as we do not possess the power to direct the activities of the VIEs that most significantly impact their economic performance and therefore report our interests, which totaled $134.5 million as of March 31, 2017, within investment in unconsolidated entities on our condensed consolidated balance sheet.  Our maximum risk of loss is limited to our carrying value of the investments of $134.5 million plus $15.5 million of unfunded commitments related to one of these VIEs.

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

Base Management Fee.  For the three months ended March 31, 2017 and 2016, approximately $16.9 million and $15.1 million, respectively, was incurred for base management fees. As of March 31, 2017 and December 31, 2016, there were $16.9 million and $15.7 million, respectively, of unpaid base management fees included in related-party payable in our condensed consolidated balance sheets.

Incentive Fee.  For the three months ended March 31, 2017 and 2016, approximately $5.5 million and $4.6 million, respectively, was incurred for incentive fees. As of March 31, 2017 and December 31, 2016, approximately $5.4 million and $19.0 million, respectively, of unpaid incentive fees were included in related-party payable in our condensed consolidated balance sheets.

Expense Reimbursement.  For the three months ended March 31, 2017 and 2016, approximately $1.6 million and $1.1 million, respectively, was incurred for executive compensation and other reimbursable expenses and recognized within general and administrative expenses in our condensed consolidated statements of operations. As of March 31, 2017 and December 31, 2016, approximately $3.7 million and $3.0 million, respectively, of unpaid reimbursable executive compensation and other expenses were included in related-party payable in our condensed consolidated balance sheets.

Equity Awards. In certain instances, we issue RSAs to certain employees of affiliates of our Manager who perform services for us.  During the three months ended March 31, 2017 and 2016, we granted 138,264 and 162,546 RSAs, respectively, at grant date fair values of $3.1 million for both periods. Expenses related to the vesting of awards to employees of affiliates of our Manager were $0.6 million and $0.4 million during the three months ended March 31, 2017 and 2016, respectively, and are reflected in general and administrative expenses in our condensed consolidated statements of operations. These shares generally vest over a three-year period.

Manager Equity Plan

In March 2017, we granted 1,000,000 RSUs to our Manager under the Starwood Property Trust, Inc. Manager Equity Plan (“Manager Equity Plan”). In May 2015, we granted 675,000 RSUs to our Manager under the Manager Equity Plan. In connection with these grants and prior similar grants, we recognized share-based compensation expense of $1.5 million and $4.8 million within management fees in our condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016, respectively. Refer to Note 16 for further discussion of these grants.

Investments in Loans and Securities

In March 2017, we were fully repaid $59.0 million upon the maturity of a subordinate single-borrower CMBS that we acquired in March 2015.  The bond was secured by 85 U.S. hotel properties, and the borrower was an affiliate of Starwood Distressed Opportunity Fund IX, an affiliate of our Manager.

Refer to Note 16 to the consolidated financial statements included in our Form 10-K for further discussion of related-party agreements.

16. Stockholders’ Equity

During the three months ended March 31, 2017, our board of directors declared the following dividend:

Declaration Date	Record Date	Ex-Dividend Date	Payment Date	Amount	Frequency
2/23/17	3/31/17	3/29/17	4/14/17	$0.48	Quarterly

During the three months ended March 31, 2017 and 2016, there were no shares issued under our At-The-Market Equity Offering Sales Agreement.  During the three months ended March 31, 2017 and 2016, shares issued under the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) were not material.

In February 2017, our board of directors extended the term of our $500.0 million common stock and Convertible Note repurchase program through January 2019.  Refer to Note 17 to the consolidated financial statements included in our Form 10-K for further information regarding the repurchase program.  During the three months ended March 31, 2016, we repurchased 1,052,889 shares of common stock for $19.7 million and no Convertible Notes under our repurchase program.  There were no share repurchases or Convertible Note repurchases under the repurchase program during the three months ended March 31, 2017.  The repurchase of the 2018 Notes discussed in Note 10 was not considered part of the repurchase program and therefore does not reduce our available capacity for future repurchases under the repurchase program. As of March 31, 2017, we had $262.2 million of remaining capacity to repurchase common stock and/or Convertible Notes under the repurchase program through January 2019.

Equity Incentive Plans

The Company currently maintains the Manager Equity Plan, the Starwood Property Trust, Inc. Equity Plan (the “Equity Plan”), and the Starwood Property Trust, Inc. Non-Executive Director Stock Plan (“Non-Executive Director Stock Plan”).  Refer to Note 17 to the consolidated financial statements included in our Form 10-K for further information regarding these plans.

The table below summarizes our share awards granted or vested under the Manager Equity Plan during the three months ended March 31, 2017 and 2016 (dollar amounts in thousands):

Grant Date	Type	Amount Granted	Grant Date Fair Value	Vesting Period
March 2017	RSU	1,000,000	$22,240	3 years
May 2015	RSU	675,000	16,511	3 years
January 2014	RSU	489,281	14,776	3 years
January 2014	RSU	2,000,000	55,420	3 years

As of March 31, 2017, there were 0.8 million shares available for future grants under the Manager Equity Plan, the Equity Plan and the Non-Executive Director Stock Plan.

Schedule of Non-Vested Shares and Share Equivalents

	Non-Executive				Weighted Average
	Director		Manager		Grant Date Fair Value
	Stock Plan	Equity Plan	Equity Plan	Total	(per share)
Balance as of January 1, 2017	17,788	521,336	281,250	820,374	$22.34
Granted	—	470,469	1,000,000	1,470,469	22.25
Vested	—	(178,136)	(56,250)	(234,386)	21.56
Forfeited	—	(12,340)	—	(12,340)	23.32
Balance as of March 31, 2017	17,788	801,329	1,225,000	2,044,117	22.36

17. Earnings per Share

The following table provides a reconciliation of net income and the number of shares of common stock used in the computation of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2017	2016
Basic Earnings
Income attributable to STWD common stockholders	$102,358	$26,657
Less: Income attributable to participating shares	(899)	(708)
Basic earnings	$101,459	$25,949

Diluted Earnings
Basic — Income attributable to STWD common stockholders	$102,358	$26,657
Less: Income attributable to participating shares	(899)	(708)
Add: Undistributed earnings to participating shares	—	—
Less: Undistributed earnings reallocated to participating shares	—	—
Diluted earnings	$101,459	$25,949

Number of Shares:
Basic — Average shares outstanding	258,997	236,556
Effect of dilutive securities — Convertible Notes	3,220	—
Effect of dilutive securities — Contingently issuable shares	121	121
Effect of dilutive securities — Unvested non-participating shares	103	82
Diluted — Average shares outstanding	262,441	236,759

Earnings Per Share Attributable to STWD Common Stockholders:
Basic	$0.39	$0.11
Diluted	$0.39	$0.11

As of March 31, 2017 and 2016, participating shares of 1.9 million and 1.5 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above.

Additionally, as of March 31, 2017, there were 61.6 million potential shares of common stock contingently issuable upon the conversion of the Convertible Notes.  The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash.  As a result, this principal amount, representing 58.4 million shares at March 31, 2017, was not included in the computation of diluted EPS.  However, as discussed in Note 10, the conversion options associated with the 2018 Notes and 2019 Notes are “in-the-money” as the if-converted values of the 2018 Notes and 2019 Notes exceeded their principal amounts by $27.1 million and $45.6 million, respectively, at March 31, 2017. The dilutive effect to EPS is determined by dividing this “conversion spread value” by the average share price. The “conversion spread value” is the value that would be delivered to investors in shares based on the terms of the Convertible Notes, upon an assumed conversion. In calculating the dilutive effect of these shares, the treasury stock method was used and resulted in a dilution of 3.2 million shares for the three months ended March 31, 2017. The conversion options associated with the 2017 Notes and 2023 Notes are “out-of-the-money” because the if-converted values of the 2017 Notes and 2023 Notes were less than their principal amount by $23.7 million and $32.1 million, respectively, at March 31, 2017; therefore, there was no dilutive effect to EPS for the 2017 Notes and 2023 Notes.

18. Accumulated Other Comprehensive Income

The changes in AOCI by component are as follows (amounts in thousands):

		Cumulative
		Unrealized Gain
	Effective Portion of	(Loss) on	Foreign
	Cumulative Loss on	Available-for-	Currency
	Cash Flow Hedges	Sale Securities	Translation	Total
Three Months Ended March 31, 2017
Balance at January 1, 2017	$(26)	$44,929	$(8,765)	$36,138
OCI before reclassifications	47	1,931	2,007	3,985
Amounts reclassified from AOCI	29	(85)	—	(56)
Net period OCI	76	1,846	2,007	3,929
Balance at March 31, 2017	$50	$46,775	$(6,758)	$40,067
Three Months Ended March 31, 2016
Balance at January 1, 2016	$(65)	$37,307	$(7,513)	$29,729
OCI before reclassifications	(368)	(3,400)	7,401	3,633
Amounts reclassified from AOCI	95	—	—	95
Net period OCI	(273)	(3,400)	7,401	3,728
Balance at March 31, 2016	$(338)	$33,907	$(112)	$33,457

The reclassifications out of AOCI impacted the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 as follows (amounts in thousands):

	Amounts Reclassified from
	AOCI during the Three Months		Affected Line Item
	Ended March 31,		in the Statements
Details about AOCI Components	2017	2016	of Operations
Losses on cash flow hedges:
Interest rate contracts	$(29)	$(95)	Interest expense
Unrealized gains on available-for-sale securities:
Interest realized upon collection	85	—	Interest income from investment securities
Total reclassifications for the period	$56	$(95)

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

Fair Value Disclosures

The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the condensed consolidated balance sheets by their level in the fair value hierarchy as of March 31, 2017 and December 31, 2016 (amounts in thousands):

	March 31, 2017
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$340,266	$—	$—	$340,266
RMBS	249,419	—	—	249,419
CMBS	15,472	—	—	15,472
Equity security	12,555	12,555	—	—
Domestic servicing rights	46,649	—	—	46,649
Derivative assets	71,040	—	71,040	—
VIE assets	60,185,851	—	—	60,185,851
Total	$60,921,252	$12,555	$71,040	$60,837,657
Financial Liabilities:
Derivative liabilities	$1,567	$—	$1,567	$—
VIE liabilities	59,147,068	—	56,985,773	2,161,295
Total	$59,148,635	$—	$56,987,340	$2,161,295

	December 31, 2016
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$63,279	$—	$—	$63,279
RMBS	253,915	—	—	253,915
CMBS	31,546	—	—	31,546
Equity security	12,177	12,177	—	—
Domestic servicing rights	55,082	—	—	55,082
Derivative assets	89,361	—	89,361	—
VIE assets	67,123,261	—	—	67,123,261
Total	$67,628,621	$12,177	$89,361	$67,527,083
Financial Liabilities:
Derivative liabilities	$3,904	$—	$3,904	$—
VIE liabilities	66,130,592	—	63,545,223	2,585,369
Total	$66,134,496	$—	$63,549,127	$2,585,369

The changes in financial assets and liabilities classified as Level III are as follows for the three months ended March 31, 2017 and 2016 (amounts in thousands):

				Domestic
	Loans			Servicing		VIE
Three Months Ended March 31, 2017	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
January 1, 2017 balance	$63,279	$253,915	$31,546	$55,082	$67,123,261	$(2,585,369)	$64,941,714
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	10,593	—	(1,343)	(8,433)	(6,537,225)	384,981	(6,151,427)
Net accretion	—	3,886	—	—	—	—	3,886
Included in OCI	—	1,846	—	—	—	—	1,846
Purchases / Originations	445,887	—	—	—	—	—	445,887
Sales	(179,296)	—	(10,434)	—	—	—	(189,730)
Issuances	—	—	—	—	—	(4,759)	(4,759)
Cash repayments / receipts	(197)	(10,228)	(5,766)	—	—	(30,796)	(46,987)
Transfers into Level III	—	—	—	—	—	(63,970)	(63,970)
Transfers out of Level III	—	—	—	—	—	129,452	129,452
Consolidation of VIEs	—	—	—	—	1,127,952	—	1,127,952
Deconsolidation of VIEs	—	—	1,469	—	(1,528,137)	9,166	(1,517,502)
March 31, 2017 balance	$340,266	$249,419	$15,472	$46,649	$60,185,851	$(2,161,295)	$58,676,362
Amount of total (losses) gains included in earnings attributable to assets still held at March 31, 2017	$(6)	$3,795	$248	$(8,433)	$(6,537,225)	$384,981	$(6,156,640)

				Domestic
	Loans			Servicing		VIE
Three Months Ended March 31, 2016	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
January 1, 2016 balance	$203,865	$176,224	$212,981	$119,698	$76,675,689	$(2,552,448)	$74,836,009
Impact of ASU 2015-02 adoption (1)	—	—	—	(17,467)	17,467	—	—
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	6,891	—	967	(6,739)	(4,089,501)	236,123	(3,852,259)
Net accretion	—	3,415	—	—	—	—	3,415
Included in OCI	—	(3,400)	—	—	—	—	(3,400)
Purchases / Originations	200,570	41,470	33,173	—	—	—	275,213
Sales	(256,964)	—	—	—	—	—	(256,964)
Issuances	—	—	—	—	—	(596)	(596)
Cash repayments / receipts	(137)	(6,811)	(12,303)	—	—	5,850	(13,401)
Transfers into Level III	—	—	—	—	—	(415,044)	(415,044)
Transfers out of Level III	—	—	—	—	—	110,965	110,965
Consolidation of VIEs	—	—	(138,342)	—	15,103,275	(430,653)	14,534,280
Deconsolidation of VIEs	—	—	248	—	(2,591,268)	7,269	(2,583,751)
March 31, 2016 balance	$154,225	$210,898	$96,724	$95,492	$85,115,662	$(3,038,534)	$82,634,467
Amount of total gains (losses) included in earnings attributable to assets still held at March 31, 2016	$2,162	$3,415	$1,499	$(6,739)	$(4,089,501)	$236,123	$(3,853,041)

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

The following table presents the fair values, all of which are classified in Level III of the fair value hierarchy, of our financial instruments not carried at fair value on the condensed consolidated balance sheets (amounts in thousands):

	March 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets not carried at fair value:
Loans held-for-investment and loans transferred as secured borrowings	$6,265,819	$6,320,782	$5,882,995	$5,934,219
HTM securities	452,725	447,723	509,980	504,165
Financial liabilities not carried at fair value:
Secured financing agreements and secured borrowings on transferred loans	$4,449,917	$4,446,571	$4,189,126	$4,198,136
Unsecured senior notes	2,033,384	2,092,717	2,011,544	2,088,374

The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Carrying Value at	Valuation	Unobservable	Range as of (1)
	March 31, 2017	Technique	Input	March 31, 2017	December 31, 2016
Loans held-for-sale, fair value option	$340,266	Discounted cash flow	Yield (b)	4.7% - 5.5%	5.0% - 5.7%
			Duration (c)	1.7 - 11.3 years	10.0 years
RMBS	249,419	Discounted cash flow	Constant prepayment rate (a)	2.3% - 20.1%	2.8% - 17.0%
			Constant default rate (b)	1.0% - 7.3%	1.1% - 8.1%
			Loss severity (b)	23% - 83% (e)	12% - 79% (e)
			Delinquency rate (c)	4% - 32%	2% - 29%
			Servicer advances (a)	18% - 83%	23% - 94%
			Annual coupon deterioration (b)	0% - 0.8%	0% - 0.6%
			Putback amount per projected total collateral loss (d)	0% - 15%	0% - 15%
CMBS	15,472	Discounted cash flow	Yield (b)	0% - 147.9%	0% - 172.0%
			Duration (c)	0 - 8.9 years	0 - 18.7 years
Domestic servicing rights	46,649	Discounted cash flow	Debt yield (a)	7.75%	7.75%
			Discount rate (b)	15%	15%
			Control migration (b)	0% - 80%	0% - 80%
VIE assets	60,185,851	Discounted cash flow	Yield (b)	0% - 578.7%	0% - 960.4%
			Duration (c)	0 - 11.8 years	0 - 12.0 years
VIE liabilities	2,161,295	Discounted cash flow	Yield (b)	0% - 578.7%	0% - 960.4%
			Duration (c)	0 - 11.8 years	0 - 12.0 years

(1)	The ranges of significant unobservable inputs are represented in percentages and years.

Sensitivity of the Fair Value to Changes in the Unobservable Inputs

(a)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
(b)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.
(c)

Significant increase (decrease) in the unobservable input in isolation would result in either a significantly lower or higher (higher or lower) fair value measurement depending on the structural features of the security in question.

(d)	Any delay in the putback recovery date leads to a decrease in fair value for the majority of securities in our RMBS portfolio.
(e)	86% and 57% of the portfolio falls within a range of 45%-80% as of March 31, 2017 and December 31, 2016, respectively.

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

Our TRSs engage in various real estate related operations, including special servicing of commercial real estate, originating and securitizing commercial mortgage loans, and investing in entities which engage in real estate related operations. The majority of our TRSs are held within the Investing and Servicing Segment.  As of March 31, 2017 and December 31, 2016, approximately $621.1 million and $634.4 million, respectively, of the Investing and Servicing Segment’s assets, including $23.6 million and $181.0 million in cash, respectively, were owned by TRS entities. Our TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.

The following table is a reconciliation of our U.S. federal income tax determined using our statutory federal tax rate to our reported income tax (benefit) provision for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended March 31,
	2017		2016
Federal statutory tax rate	$35,655	35.0%	$9,499	35.0%
REIT and other non-taxable income	(36,425)	(35.8)%	(8,964)	(33.0)%
State income taxes	(139)	(0.1)%	(95)	(0.4)%
Federal benefit of state tax deduction	49	—%	33	0.1%
Valuation allowance	—	—%	—	—%
Other	(123)	(0.1)%	(379)	(1.4)%
Effective tax rate	$(983)	(1.0)%	$94	0.3%

21. Commitments and Contingencies

As of March 31, 2017, we had future funding commitments on 55 loans totaling $1.5 billion, of which we expect to fund $1.3 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum debt service coverage ratios or executions of new leases before advances are made to the borrower.

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

The table below presents our results of operations for the three months ended March 31, 2017 by business segment (amounts in thousands):

		Investing				Investing
	Lending	and Servicing	Property			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$109,046	$2,837	$—	$—	$111,883	$—	$111,883
Interest income from investment securities	12,719	34,836	—	—	47,555	(32,331)	15,224
Servicing fees	210	30,081	—	—	30,291	(16,189)	14,102
Rental income	—	12,189	44,853	—	57,042	—	57,042
Other revenues	79	464	45	—	588	(119)	469
Total revenues	122,054	80,407	44,898	—	247,359	(48,639)	198,720
Costs and expenses:
Management fees	454	18	—	23,862	24,334	50	24,384
Interest expense	19,957	4,358	10,207	31,607	66,129	(269)	65,860
General and administrative	4,211	22,580	1,381	2,170	30,342	87	30,429
Acquisition and investment pursuit costs	515	(16)	172	—	671	—	671
Costs of rental operations	—	5,487	15,391	—	20,878	—	20,878
Depreciation and amortization	17	5,054	17,157	—	22,228	—	22,228
Loan loss allowance, net	(305)	—	—	—	(305)	—	(305)
Other expense	—	758	—	—	758	—	758
Total costs and expenses	24,849	38,239	44,308	57,639	165,035	(132)	164,903
Income (loss) before other income (loss), income taxes and non-controlling interests	97,205	42,168	590	(57,639)	82,324	(48,507)	33,817
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	69,170	69,170
Change in fair value of servicing rights	—	(9,637)	—	—	(9,637)	1,204	(8,433)
Change in fair value of investment securities, net	172	19,045	—	—	19,217	(20,388)	(1,171)
Change in fair value of mortgage loans held-for-sale, net	—	10,593	—	—	10,593	—	10,593
Earnings from unconsolidated entities	470	1,017	2,461	—	3,948	(961)	2,987
Loss on sale of investments and other assets, net	(56)	—	—	—	(56)	—	(56)
(Loss) gain on derivative financial instruments, net	(4,535)	697	(511)	—	(4,349)	—	(4,349)
Foreign currency gain, net	4,863	1	—	—	4,864	—	4,864
Loss on extinguishment of debt	—	—	—	(5,916)	(5,916)	—	(5,916)
Other income, net	—	365	—	—	365	—	365
Total other income (loss)	914	22,081	1,950	(5,916)	19,029	49,025	68,054
Income (loss) before income taxes	98,119	64,249	2,540	(63,555)	101,353	518	101,871
Income tax (provision) benefit	(215)	1,198	—	—	983	—	983
Net income (loss)	97,904	65,447	2,540	(63,555)	102,336	518	102,854
Net (income) loss attributable to non-controlling interests	(354)	376	—	—	22	(518)	(496)
Net income (loss) attributable to Starwood Property Trust, Inc.	$97,550	$65,823	$2,540	$(63,555)	$102,358	$—	$102,358

The table below presents our results of operations for the three months ended March 31, 2016 by business segment (amounts in thousands):

		Investing				Investing
	Lending	and Servicing	Property			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$114,658	$2,874	$—	$—	$117,532	$—	$117,532
Interest income from investment securities	9,628	47,626	—	—	57,254	(37,851)	19,403
Servicing fees	159	36,218	—	—	36,377	(11,686)	24,691
Rental income	—	6,475	26,202	—	32,677	—	32,677
Other revenues	23	1,342	6	—	1,371	(181)	1,190
Total revenues	124,468	94,535	26,208	—	245,211	(49,718)	195,493
Costs and expenses:
Management fees	375	18	—	24,528	24,921	42	24,963
Interest expense	22,335	3,238	4,949	25,998	56,520	—	56,520
General and administrative	3,922	25,294	555	2,850	32,621	177	32,798
Acquisition and investment pursuit costs	338	355	592	—	1,285	—	1,285
Costs of rental operations	—	3,062	9,593	—	12,655	—	12,655
Depreciation and amortization	—	3,051	15,709	—	18,760	—	18,760
Loan loss allowance, net	(761)	—	—	—	(761)	—	(761)
Other expense	—	100	—	—	100	—	100
Total costs and expenses	26,209	35,118	31,398	53,376	146,101	219	146,320
Income (loss) before other (loss) income, income taxes and non-controlling interests	98,259	59,417	(5,190)	(53,376)	99,110	(49,937)	49,173
Other (loss) income:
Change in net assets related to consolidated VIEs	—	—	—	—	—	(4,167)	(4,167)
Change in fair value of servicing rights	—	(8,670)	—	—	(8,670)	1,931	(6,739)
Change in fair value of investment securities, net	(214)	(51,528)	—	—	(51,742)	52,495	753
Change in fair value of mortgage loans held-for-sale, net	—	6,891	—	—	6,891	—	6,891
Earnings from unconsolidated entities	468	1,377	2,429	—	4,274	(209)	4,065
Gain on sale of investments and other assets, net	245	—	—	—	245	—	245
Loss on derivative financial instruments, net	(3,026)	(11,245)	(10,447)	—	(24,718)	—	(24,718)
Foreign currency (loss) gain, net	(1,822)	1,460	(16)	—	(378)	—	(378)
Other income, net	—	43	422	1,550	2,015	—	2,015
Total other (loss) income	(4,349)	(61,672)	(7,612)	1,550	(72,083)	50,050	(22,033)
Income (loss) before income taxes	93,910	(2,255)	(12,802)	(51,826)	27,027	113	27,140
Income tax provision	(75)	(19)	—	—	(94)	—	(94)
Net income (loss)	93,835	(2,274)	(12,802)	(51,826)	26,933	113	27,046
Net (income) loss attributable to non-controlling interests	(350)	74	—	—	(276)	(113)	(389)
Net income (loss) attributable to Starwood Property Trust, Inc.	$93,485	$(2,200)	$(12,802)	$(51,826)	$26,657	$—	$26,657

The table below presents our condensed consolidated balance sheet as of March 31, 2017 by business segment (amounts in thousands):

		Investing				Investing
	Lending	and Servicing	Property			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$654	$46,711	$15,048	$158,869	$221,282	$1,236	$222,518
Restricted cash	19,784	10,349	9,883	—	40,016	—	40,016
Loans held-for-investment, net	6,210,717	20,102	—	—	6,230,819	—	6,230,819
Loans held-for-sale	189,334	150,932	—	—	340,266	—	340,266
Loans transferred as secured borrowings	35,000	—	—	—	35,000	—	35,000
Investment securities	714,699	1,015,146	—	—	1,729,845	(999,674)	730,171
Properties, net	—	277,253	1,660,715	—	1,937,968	—	1,937,968
Intangible assets	—	111,728	123,399	—	235,127	(33,033)	202,094
Investment in unconsolidated entities	31,125	53,974	125,307	—	210,406	(8,583)	201,823
Goodwill	—	140,437	—	—	140,437	—	140,437
Derivative assets	26,594	1,713	42,733	—	71,040	—	71,040
Accrued interest receivable	31,950	809	—	—	32,759	—	32,759
Other assets	17,775	51,043	40,373	1,497	110,688	(2,709)	107,979
VIE assets, at fair value	—	—	—	—	—	60,185,851	60,185,851
Total Assets	$7,277,632	$1,880,197	$2,017,458	$160,366	$11,335,653	$59,143,088	$70,478,741
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$23,132	$43,985	$57,615	$25,750	$150,482	$923	$151,405
Related-party payable	—	94	—	25,903	25,997	—	25,997
Dividends payable	—	—	—	126,048	126,048	—	126,048
Derivative liabilities	1,113	454	—	—	1,567	—	1,567
Secured financing agreements, net	2,485,056	450,181	1,207,281	296,099	4,438,617	(23,700)	4,414,917
Unsecured senior notes, net	—	—	—	2,033,384	2,033,384	—	2,033,384
Secured borrowings on transferred loans	35,000	—	—	—	35,000	—	35,000
VIE liabilities, at fair value	—	—	—	—	—	59,147,068	59,147,068
Total Liabilities	2,544,301	494,714	1,264,896	2,507,184	6,811,095	59,124,291	65,935,386
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	2,648	2,648	—	2,648
Additional paid-in capital	2,391,134	917,208	713,255	668,101	4,689,698	—	4,689,698
Treasury stock	—	—	—	(92,104)	(92,104)	—	(92,104)
Accumulated other comprehensive income (loss)	46,825	(396)	(6,362)	—	40,067	—	40,067
Retained earnings (accumulated deficit)	2,284,352	456,742	45,669	(2,925,463)	(138,700)	—	(138,700)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,722,311	1,373,554	752,562	(2,346,818)	4,501,609	—	4,501,609
Non-controlling interests in consolidated subsidiaries	11,020	11,929	—	—	22,949	18,797	41,746
Total Equity	4,733,331	1,385,483	752,562	(2,346,818)	4,524,558	18,797	4,543,355
Total Liabilities and Equity	$7,277,632	$1,880,197	$2,017,458	$160,366	$11,335,653	$59,143,088	$70,478,741

The table below presents our condensed consolidated balance sheet as of December 31, 2016 by business segment (amounts in thousands):

		Investing				Investing
	Lending	and Servicing	Property			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$7,085	$38,798	$7,701	$560,790	$614,374	$1,148	$615,522
Restricted cash	17,885	8,202	9,146	—	35,233	—	35,233
Loans held-for-investment, net	5,827,553	20,442	—	—	5,847,995	—	5,847,995
Loans held-for-sale	—	63,279	—	—	63,279	—	63,279
Loans transferred as secured borrowings	35,000	—	—	—	35,000	—	35,000
Investment securities	776,072	990,570	—	—	1,766,642	(959,024)	807,618
Properties, net	—	277,612	1,667,108	—	1,944,720	—	1,944,720
Intangible assets	—	125,327	128,159	—	253,486	(34,238)	219,248
Investment in unconsolidated entities	30,874	56,376	124,977	—	212,227	(7,622)	204,605
Goodwill	—	140,437	—	—	140,437	—	140,437
Derivative assets	45,282	1,186	42,893	—	89,361	—	89,361
Accrued interest receivable	25,831	2,393	—	—	28,224	—	28,224
Other assets	13,470	59,503	29,569	1,866	104,408	(2,645)	101,763
VIE assets, at fair value	—	—	—	—	—	67,123,261	67,123,261
Total Assets	$6,779,052	$1,784,125	$2,009,553	$562,656	$11,135,386	$66,120,880	$77,256,266
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$20,769	$68,603	$81,873	$26,003	$197,248	$886	$198,134
Related-party payable	—	440	—	37,378	37,818	—	37,818
Dividends payable	—	—	—	125,075	125,075	—	125,075
Derivative liabilities	3,388	516	—	—	3,904	—	3,904
Secured financing agreements, net	2,258,462	426,683	1,196,830	295,851	4,177,826	(23,700)	4,154,126
Unsecured senior notes, net	—	—	—	2,011,544	2,011,544	—	2,011,544
Secured borrowings on transferred loans	35,000	—	—	—	35,000	—	35,000
VIE liabilities, at fair value	—	—	—	—	—	66,130,592	66,130,592
Total Liabilities	2,317,619	496,242	1,278,703	2,495,851	6,588,415	66,107,778	72,696,193
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	2,639	2,639	—	2,639
Additional paid-in capital	2,218,671	883,761	696,049	892,699	4,691,180	—	4,691,180
Treasury stock	—	—	—	(92,104)	(92,104)	—	(92,104)
Accumulated other comprehensive income (loss)	44,903	(437)	(8,328)	—	36,138	—	36,138
Retained earnings (accumulated deficit)	2,186,727	390,994	43,129	(2,736,429)	(115,579)	—	(115,579)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,450,301	1,274,318	730,850	(1,933,195)	4,522,274	—	4,522,274
Non-controlling interests in consolidated subsidiaries	11,132	13,565	—	—	24,697	13,102	37,799
Total Equity	4,461,433	1,287,883	730,850	(1,933,195)	4,546,971	13,102	4,560,073
Total Liabilities and Equity	$6,779,052	$1,784,125	$2,009,553	$562,656	$11,135,386	$66,120,880	$77,256,266

23. Subsequent Events

Our significant events subsequent to March 31, 2017 were as follows:

2017 Equity Plans

In May 2017, the Company’s shareholders approved the 2017 Manager Equity Plan and 2017 Equity Plan (collectively, the “2017 Plans”) which allow for the issuance of up to 11,000,000 stock options, stock appreciation rights, RSAs, RSUs or other equity-based awards or any combination thereof to the Manager, directors, employees, consultants or any other party providing services to the Company. The 2017 Plans replace the Manager Equity Plan, Equity Plan and Non-Executive Director Stock Plan.

Dividend Declaration

On May 9, 2017, our board of directors declared a dividend of $0.48 per share for the second quarter of 2017, which is payable on July 14, 2017 to common stockholders of record as of June 30, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the information included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements.  See “Special Note Regarding Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q.

Overview

Starwood Property Trust, Inc. (“STWD” and, together with its subsidiaries, “we” or the “Company”) is a Maryland corporation that commenced operations in August 2009, upon the completion of our initial public offering. We are focused primarily on originating, acquiring, financing and managing commercial mortgage loans and other commercial real estate debt investments, commercial mortgage-backed securities (“CMBS”), and other commercial real estate investments in both the U.S. and Europe. We refer to the following as our target assets: commercial real estate mortgage loans, preferred equity interests, CMBS and other commercial real estate-related debt investments. Our target assets may also include residential mortgage-backed securities (“RMBS”), certain residential mortgage loans, distressed or non-performing commercial loans, commercial properties subject to net leases and equity interests in commercial real estate. As market conditions change over time, we may adjust our strategy to take advantage of changes in interest rates and credit spreads as well as economic and credit conditions.

We have three reportable business segments as of March 31, 2017:

•

Real estate lending (the “Lending Segment”)—engages primarily in originating, acquiring, financing and managing commercial first mortgages, subordinated mortgages, mezzanine loans, preferred equity, CMBS, RMBS, certain residential mortgage loans, and other real estate and real estate-related debt investments in both the U.S. and Europe.

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

Developments During the First Quarter of 2017

•	The Lending Segment originated or acquired the following loans during the quarter:

o	$250.0 million first mortgage and mezzanine loan for the refinancing and renovation of two adjoined 12-floor office buildings located in Washington, D.C., of which the Company funded $135.7 million.

o

$223.6 million first mortgage and mezzanine loan for the development of a waterfront residential community located in Glen Cove, New York. The $160.0 million first mortgage was subsequently sold during the quarter and the mezzanine loan was unfunded as of March 31, 2017.

o	$175.0 million first mortgage and mezzanine loan for the acquisition of a portfolio of four office buildings located in Tysons Corner, Virginia, of which the Company funded $171.0 million.

o	$100.0 million first mortgage and mezzanine loan for the acquisition of a 23-building predominantly office property located in Alhambra, California, of which the Company funded $84.5 million.

o

$73.0 million first mortgage and mezzanine loan for the final stage development of a 347-key full-service hotel and conference center located in Renton, Washington, of which the Company funded $40.0 million.

•	Funded $141.6 million of previously originated loan commitments.

•	Received proceeds of $268.0 million from maturities, sales and principal repayments on loans held-for-investment.

•	Added conduit loans of $256.5 million and received proceeds of $179.3 million from sales of conduit loans.

•	Purchased one new issue B-piece for $57.4 million, representing the first horizontal risk retention deal.

•	Named special servicer on two new issue CMBS deals, one of which we retained the related B-piece, with a total unpaid principal balance of $1.7 billion at issuance.

•

Issued $250.0 million of 4.375% Convertible Senior Notes due 2023 (the “2023 Notes”) and utilized the proceeds to repurchase $230.0 million aggregate principal amount of our 2018 Notes for $250.7 million, recognizing a loss on extinguishment of debt of $5.9 million.

Subsequent Events

Refer to Note 23 to the Condensed Consolidated Financial Statements for disclosure regarding significant transactions that occurred subsequent to March 31, 2017.

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

The following table compares our summarized results of operations for the three months ended March 31, 2017 and 2016 by business segment (amounts in thousands):

	For the Three Months Ended
	March 31,
	2017	2016	Change
Revenues:
Lending Segment	$122,054	$124,468	$(2,414)
Investing and Servicing Segment	80,407	94,535	(14,128)
Property Segment	44,898	26,208	18,690
Investing and Servicing VIEs	(48,639)	(49,718)	1,079
	198,720	195,493	3,227
Costs and expenses:
Lending Segment	24,849	26,209	(1,360)
Investing and Servicing Segment	38,239	35,118	3,121
Property Segment	44,308	31,398	12,910
Corporate	57,639	53,376	4,263
Investing and Servicing VIEs	(132)	219	(351)
	164,903	146,320	18,583
Other income (loss):
Lending Segment	914	(4,349)	5,263
Investing and Servicing Segment	22,081	(61,672)	83,753
Property Segment	1,950	(7,612)	9,562
Corporate	(5,916)	1,550	(7,466)
Investing and Servicing VIEs	49,025	50,050	(1,025)
	68,054	(22,033)	90,087
Income (loss) before income taxes:
Lending Segment	98,119	93,910	4,209
Investing and Servicing Segment	64,249	(2,255)	66,504
Property Segment	2,540	(12,802)	15,342
Corporate	(63,555)	(51,826)	(11,729)
Investing and Servicing VIEs	518	113	405
	101,871	27,140	74,731
Income tax benefit (provision)	983	(94)	1,077
Net income attributable to non-controlling interests	(496)	(389)	(107)
Net income attributable to Starwood Property Trust, Inc.	$102,358	$26,657	$75,701

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Lending Segment

Revenues

For the three months ended March 31, 2017, revenues of our Lending Segment decreased $2.4 million to $122.1 million, compared to $124.5 million for the three months ended March 31, 2016. This decrease was primarily due to (i) a

$5.6 million decrease in interest income from loans principally reflecting a gradual decline of interest rate spreads on new loans versus loans repaid during the preceding twelve months, partially offset by (ii) a $3.1 million increase in interest income from investment securities reflecting an increase in CMBS and RMBS investments between March 31, 2016 and 2017.

Costs and Expenses

For the three months ended March 31, 2017, costs and expenses of our Lending Segment decreased $1.4 million to $24.8 million, compared to $26.2 million for the three months ended March 31, 2016. This decrease was primarily due to a decrease in interest expense associated with the various secured financing facilities used to fund a portion of our investment portfolio.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	March 31,
	2017	2016	Change
Interest income from loans	$109,046	$114,658	$(5,612)
Interest income from investment securities	12,719	9,628	3,091
Interest expense	(19,957)	(22,335)	2,378
Net interest income	$101,808	$101,951	$(143)

For the three months ended March 31, 2017, net interest income of our Lending Segment decreased $0.1 million to $101.8 million, compared to $101.9 million for the three months ended March 31, 2016.  This decrease reflects the net decrease in interest income explained in the Revenues discussion above and the decrease in interest expense on our secured financing facilities.

During the three months ended March 31, 2017 and 2016, the weighted average unlevered yields on the Lending Segment’s loans and investment securities were 7.1% and 7.3%, respectively. The slight decrease in the weighted average unlevered yield is primarily due to a gradual decline of interest rate spreads over the last twelve months.

During the three months ended March 31, 2017 and 2016, the Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 3.6% and 3.4%, respectively, and 3.5% and 3.2%, respectively, excluding the impact of bridge financing. The increases in borrowing rates primarily reflects increases in LIBOR.

Other Income (Loss)

For the three months ended March 31, 2017, other income (loss) of our Lending Segment increased $5.3 million to income of $0.9 million, compared to a loss of $4.4 million for the three months ended March 31, 2016. The increase was primarily due to a $6.7 million favorable change in foreign currency gain (loss), partially offset by a $1.5 million increased loss on derivatives.  The increase in loss on derivatives reflects an $8.0 million unfavorable change on foreign currency hedges, partially offset by a $6.5 million favorable change in interest rate swaps.  The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and CMBS investments.  The favorable change in foreign currency gain (loss) and the unfavorable change on the foreign currency hedges reflect the overall weakening of the U.S. dollar against the pound sterling (“GBP”) in the first quarter of 2017 versus a strengthening of the U.S. dollar in the first quarter of 2016.  The interest rate swaps are used primarily to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments.

Investing and Servicing Segment and VIEs

Revenues

For the three months ended March 31, 2017, revenues of our Investing and Servicing Segment decreased $13.0 million to $31.8 million after consolidated VIE eliminations of $48.6 million, compared to $44.8 million after consolidated VIE eliminations of $49.7 million for the three months ended March 31, 2016. The VIE eliminations are merely a function of the number of CMBS trusts consolidated in any given period, and as such, are not a meaningful indicator of the operating results for this segment.  The decrease in revenues in the first quarter of 2017 was primarily due to decreases of $10.6 million in servicing fees and $7.3 million in interest income from CMBS investments, partially offset by a $5.7 million increase in rental income on our expanded REO Portfolio (see Note 3 to the Condensed Consolidated Financial Statements).  The $7.3 million decrease in CMBS interest income reflects a $5.5 million decrease in VIE eliminations related to the CMBS trusts we consolidate.  Excluding the effect of these eliminations, CMBS interest income decreased by $12.8 million, reflecting a lower level of CMBS interest recoveries due to fewer asset liquidations by CMBS trusts.

Costs and Expenses

For the three months ended Mach 31, 2017, costs and expenses of our Investing and Servicing Segment increased $2.8 million to $38.1 million, compared to $35.3 million for the three months ended March 31, 2016, inclusive of VIE eliminations which were nominal for both periods. The increase in costs and expenses was primarily due to increases of $2.4 million in costs of rental operations and $2.0 million in depreciation and amortization, partially offset by a $2.8 million decrease in general and administrative (“G&A”) expenses reflecting lower compensation costs.

Other Income (Loss)

For the three months ended March 31, 2017 other income (loss) of our Investing and Servicing Segment increased $82.7 million to income of $71.1 million including additive net VIE eliminations of $49.0 million, from a loss of $11.6 million including additive net VIE eliminations of $50.0 million for the three months ended March 31, 2016.  The increase in other income in the first quarter of 2017 compared to the first quarter of 2016 was primarily due to (i) a $73.3 million increase in the change in value of net assets related to consolidated VIEs and (ii) an $11.9 million favorable change in gain (loss) on derivatives which principally hedge our interest rate risk on conduit loans. The change in net assets related to consolidated VIEs reflects amounts associated with the Investing and Servicing Segment’s variable interests in CMBS trusts it consolidates, including special servicing fees, interest income, and changes in fair value of CMBS and servicing rights. As noted above, this number is merely a function of the number of CMBS trusts consolidated in any given period, and as such, is not a meaningful indicator of the operating results for this segment. Before VIE eliminations, there was an increase in fair value of CMBS securities of $19.0 million and a decrease of $51.5 million in the three months ended March 31, 2017 and 2016, respectively.

Income Tax Benefit (Provision)

Historically, our consolidated income tax provision principally relates to the taxable nature of the Investing and Servicing Segment’s loan servicing and loan conduit businesses which are housed in TRSs. For the three months ended March 31, 2017 we had a tax benefit of $1.0 million compared to a provision of $0.1 million in the three months ended March 31, 2016. The change primarily reflects a decrease in the taxable income of our TRSs.

Property Segment

Revenues

For the three months ended March 31, 2017, revenues of our Property Segment increased $18.7 million to $44.9 million, compared to $26.2 million for the three months ended March 31, 2016.  The increase in revenues in the first quarter of 2017 was primarily due to the full period inclusion of rental income for the Medical Office Portfolio, which was acquired in December 2016, and the Woodstar Portfolio, which was acquired from October 2015 through April 2016 (see Note 3 to the Condensed Consolidated Financial Statements).

Costs and Expenses

For the three months ended March 31, 2017, costs and expenses of our Property Segment increased $12.9 million to $44.3 million, compared to $31.4 million for the three months ended March 31, 2016. The increase in costs and expenses was primarily due to the full period inclusion of the Medical Office and Woodstar Portfolios and reflected increases of $1.4 million in depreciation and amortization, $5.8 million in other rental related costs and $5.3 million in interest expense primarily on the secured financing for the Medical Office Portfolio.

Other Income (Loss)

For the three months ended March 31, 2017, other income (loss) of our Property Segment increased $9.6 million to income of $2.0 million, compared to a loss of $7.6 million for the three months ended March 31, 2016. The increase in other income (loss) was primarily due to a decreased loss on derivatives primarily related to foreign exchange contracts which economically hedge our Euro currency exposure with respect to the Ireland Portfolio (see Note 3 to the Condensed Consolidated Financial Statements).

Corporate

Costs and Expenses

For the three months ended March 31, 2017, corporate expenses increased $4.2 million to $57.6 million, compared to $53.4 million for the three months ended March 31, 2016. The increase was primarily due to interest expense on our 2021 Senior Notes issued in December 2016, partially offset by a decrease in interest expense on our reduced term loan borrowings.

Other (Loss) Income

For the three months ended March 31, 2017, corporate other loss was $5.9 million, compared to income of $1.5 million for the three months ended March 31, 2016.  Corporate other loss of $5.9 million in the first quarter of 2017 represents a loss on repurchase of $230.0 million of our 2018 Convertible Notes (see Note 10 to the Condensed Consolidated Financial Statements).  Corporate other income of $1.5 million in the first quarter of 2016 represents a reimbursement received related to a partnership guarantee arrangement.

Non-GAAP Financial Measures

Core Earnings is a non-GAAP financial measure. We calculate Core Earnings as GAAP net income (loss) excluding the following:

(i)	non-cash equity compensation expense;
(ii)	incentive fees due under our management agreement;
(iii)	depreciation and amortization of real estate and associated intangibles;
(iv)	acquisition costs associated with successful acquisitions; and
(v)	any unrealized gains, losses or other non-cash items recorded in net income for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income.

The repurchase of our 2018 Notes was considered to be an unrealized event for Core Earnings purposes because the 2018 Notes were effectively exchanged for the 2023 Notes, thereby simply extending the term of this debt.  As such, consistent with the above definition, we have deferred the $5.9 million GAAP loss on extinguishment of debt included in our GAAP results for the three months ended March 31, 2017 and will amortize this loss over the term of our 2023 Notes.

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

	For the Three Months Ended
	March 31,
	2017	2016
Diluted weighted average shares - GAAP	262,441	236,759
Add: Unvested stock awards	913	1,793
Less: Conversion spread value	(3,220)	—
Diluted weighted average shares - Core	260,134	238,552

The definition of Core Earnings allows management to make adjustments, subject to the approval of a majority of our independent directors, in situations where such adjustments are considered appropriate in order for Core Earnings to be calculated in a manner consistent with its definition and objective. No adjustments to the definition of Core Earnings occurred during the three months ended March 31, 2017.

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

The following table presents our summarized results of operations and reconciliation to Core Earnings for the three months ended March 31, 2017, by business segment (amounts in thousands, except per share data):

		Investing
	Lending	and Servicing	Property
	Segment	Segment	Segment	Corporate	Total
Revenues	$122,054	$80,407	$44,898	$—	$247,359
Costs and expenses	(24,849)	(38,239)	(44,308)	(57,639)	(165,035)
Other income (loss)	914	22,081	1,950	(5,916)	19,029
Income (loss) before income taxes	98,119	64,249	2,540	(63,555)	101,353
Income tax (provision) benefit	(215)	1,198	—	—	983
(Income) loss attributable to non-controlling interests	(354)	376	—	—	22
Net income (loss) attributable to Starwood Property Trust, Inc.	97,550	65,823	2,540	(63,555)	102,358
Add / (Deduct):
Non-cash equity compensation expense	749	629	21	1,752	3,151
Management incentive fee	—	—	—	5,470	5,470
Acquisition and investment pursuit costs	—	5	60	—	65
Depreciation and amortization	17	4,474	17,371	—	21,862
Loan loss allowance, net	(305)	—	—	—	(305)
Interest income adjustment for securities	(248)	2,069	—	—	1,821
Other non-cash items	—	773	(580)	5,916	6,109
Reversal of unrealized (gains) / losses on:
Loans held-for-sale	—	(10,593)	—	—	(10,593)
Securities	(172)	(19,045)	—	—	(19,217)
Derivatives	4,021	(1,111)	(10)	—	2,900
Foreign currency	(4,863)	(1)	—	—	(4,864)
Earnings from unconsolidated entities	(470)	(1,017)	(2,461)	—	(3,948)
Recognition of realized gains / (losses) on:
Loans held-for-sale	—	10,732	—	—	10,732
Securities	—	10,593	—	—	10,593
Derivatives	14,923	2,318	158	—	17,399
Foreign currency	(13,581)	(830)	—	—	(14,411)
Earnings from unconsolidated entities	450	466	1,772	—	2,688
Core Earnings (Loss)	$98,071	$65,285	$18,871	$(50,417)	$131,810
Core Earnings (Loss) per Weighted Average Diluted Share	$0.38	$0.25	$0.07	$(0.19)	$0.51

The following table presents our summarized results of operations and reconciliation to Core Earnings for the three months ended March 31, 2016, by business segment (amounts in thousands, except per share data):

		Investing
	Lending	and Servicing	Property
	Segment	Segment	Segment	Corporate	Total
Revenues	$124,468	$94,535	$26,208	$—	$245,211
Costs and expenses	(26,209)	(35,118)	(31,398)	(53,376)	(146,101)
Other (loss) income	(4,349)	(61,672)	(7,612)	1,550	(72,083)
Income (loss) before income taxes	93,910	(2,255)	(12,802)	(51,826)	27,027
Income tax provision	(75)	(19)	—	—	(94)
(Income) loss attributable to non-controlling interests	(350)	74	—	—	(276)
Net income (loss) attributable to Starwood Property Trust, Inc.	93,485	(2,200)	(12,802)	(51,826)	26,657
Add / (Deduct):
Non-cash equity compensation expense	582	1,086	33	5,383	7,084
Management incentive fee	—	—	—	4,599	4,599
Acquisition and investment pursuit costs	—	589	558	—	1,147
Depreciation and amortization	—	2,206	15,720	—	17,926
Loan loss allowance, net	(761)	—	—	—	(761)
Interest income adjustment for securities	(261)	889	—	—	628
Other non-cash items	—	—	(1,608)	—	(1,608)
Reversal of unrealized (gains) / losses on:
Loans held-for-sale	—	(6,891)	—	—	(6,891)
Securities	214	51,528	—	—	51,742
Derivatives	2,347	10,763	10,447	—	23,557
Foreign currency	1,822	(1,460)	16	—	378
Earnings from unconsolidated entities	(468)	(1,377)	(2,429)	—	(4,274)
Recognition of realized gains / (losses) on:
Loans held-for-sale	—	4,792	—	—	4,792
Securities	—	(3,323)	—	—	(3,323)
Derivatives	554	(6,712)	(70)	—	(6,228)
Foreign currency	(67)	1,354	(15)	—	1,272
Earnings from unconsolidated entities	1,072	1,125	—	—	2,197
Core Earnings (Loss)	$98,519	$52,369	$9,850	$(41,844)	$118,894
Core Earnings (Loss) per Weighted Average Diluted Share	$0.41	$0.22	$0.04	$(0.17)	$0.50

Lending Segment

The Lending Segment’s Core Earnings decreased by $0.4 million, from $98.5 million during the first quarter of 2016 to $98.1 million in the first quarter of 2017. After making adjustments for the calculation of Core Earnings, revenues were $121.8 million, costs and expenses were $24.4 million and other income was $1.2 million.

Core revenues, consisting principally of interest income on loans, decreased by $2.4 million in the first quarter of 2017 primarily due to (i) a $5.6 million decrease in interest income from loans principally reflecting a gradual decline of interest rate spreads on new loans versus loans repaid during the preceding twelve months, partially offset by (ii) a $3.1 million increase in interest income from investment securities reflecting an increase in CMBS and RMBS investments between March 31, 2016 and 2017.

Core costs and expenses decreased by $2.0 million in the first quarter of 2017 primarily due to a decrease in interest expense associated with the various secured financing facilities used to fund a portion of our investment portfolio.

Core other income increased by $0.1 million, principally due to increased gains on foreign currency derivatives partially offset by increased foreign currency losses.

Investing and Servicing Segment

The Investing and Servicing Segment’s Core Earnings increased by $12.9 million, from $52.4 million during the first quarter of 2016 to $65.3 million in the first quarter of 2017.  After making adjustments for the calculation of Core Earnings, revenues were $82.4 million, costs and expenses were $32.2 million, other income was $13.6 million and income tax benefit was $1.2 million.

Core revenues decreased by $13.1 million in the first quarter of 2017, primarily due to decreases of $11.6 million in interest income from our CMBS portfolio and $6.1 million in servicing fees, partially offset by a $5.6 million increase in rental income on our expanded REO Portfolio.

Core costs and expenses increased by $0.9 million in the first quarter of 2017, primarily due to increases of $2.4 million in costs of rental operations and $1.1 million in interest expense on secured financings for CMBS and the REO Portfolio, partially offset by a $2.3 million decrease in G&A expenses reflecting lower compensation costs.

Core other income increased by $25.4 million principally due to increases in realized gains on sales of CMBS investments and conduit loans.

Income taxes, which principally relate to the operating results of our servicing and conduit businesses which are held in TRSs, decreased $1.2 million to a benefit due to a decrease in the taxable income of our TRSs.

Property Segment

The Property Segment’s Core Earnings increased by $9.1 million, from $9.8 million during the first quarter of 2016 to $18.9 million in the first quarter of 2017. After making adjustments for the calculation of Core Earnings, revenues were $44.5 million, costs and expenses were $27.0 million and other income was $1.4 million.

Core revenues increased by $19.9 million in the first quarter of 2017, primarily due to the full period inclusion of rental income for the Medical Office Portfolio and the Woodstar Portfolio.

Core costs and expenses increased by $11.9 million in the first quarter of 2017, primarily due to increases in rental related costs of $5.8 million and interest expense of $5.3 million primarily on the secured financing for the Medical Office Portfolio.

Core other income increased by $1.1 million in the first quarter of 2017, primarily due to an increase in equity in earnings recognized from our investment in the Retail Fund.

Corporate

Core corporate costs and expenses increased by $8.6 million, from $41.8 million in the first quarter of 2016 to $50.4 million in the first quarter of 2017, primarily due to increases in interest expense of $5.6 million and base management fees of $1.8 million as well as the absence of a $1.5 million reimbursement received related to a partnership guarantee arrangement in the first quarter of 2016.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet our cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make new investments where appropriate, pay dividends to our stockholders, and other general business needs. We closely monitor our liquidity position and believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations for at least the next 12 months. Our strategy for managing liquidity and capital resources has not changed since December 31, 2016.  Refer to our Form 10-K for a description of these strategies.

Cash Flows for the Three Months Ended March 31, 2017 (amounts in thousands)

		VIE	Excluding Investing
	GAAP	Adjustments	and Servicing VIEs
Net cash used in operating activities	$(196,021)	$(88)	$(196,109)
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(621,135)	—	(621,135)
Proceeds from principal collections and sale of loans	263,118	—	263,118
Purchase of investment securities	—	(57,445)	(57,445)
Proceeds from sales and collections of investment securities	86,484	35,715	122,199
Net cash flows from other investments and assets	(14,615)	—	(14,615)
Net cash used in investing activities	(286,148)	(21,730)	(307,878)
Cash Flows from Financing Activities:
Proceeds from borrowings	1,205,691	—	1,205,691
Principal repayments on and repurchases of borrowings	(957,529)	—	(957,529)
Payment of deferred financing costs	(5,967)	—	(5,967)
Proceeds from common stock issuances, net of offering costs	(464)	—	(464)
Payment of dividends	(124,506)	—	(124,506)
Distributions to non-controlling interests	(1,726)	—	(1,726)
Issuance of debt of consolidated VIEs	4,759	(4,759)	—
Repayment of debt of consolidated VIEs	(57,445)	57,445	—
Distributions of cash from consolidated VIEs	30,956	(30,956)	—
Net cash provided by financing activities	93,769	21,730	115,499
Net decrease in cash, cash equivalents and restricted cash	(388,400)	(88)	(388,488)
Cash, cash equivalents and restricted cash, beginning of period	650,755	(1,148)	649,607
Effect of exchange rate changes on cash	179	—	179
Cash, cash equivalents and restricted cash, end of period	$262,534	$(1,236)	$261,298

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

Cash and cash equivalents decreased by $388.5 million during the three months ended March 31, 2017, reflecting net cash used in operating activities of $196.1 million and net cash used in investing activities of $307.9 million, partially offset by net cash provided by financing activities of $115.5 million.

Net cash used in operating activities of $196.1 million for the three months ended March 31, 2017 related primarily to $266.4 million of originations and purchases of loans held-for-sale, net of proceeds from principal collections and sales, cash interest expense of $51.0 million, management fees of $26.2 million, a net change in operating assets and liabilities of $24.7 million and general and administrative expenses of $22.7 million. Offsetting these cash outflows were cash interest income of $82.1 million from our loan origination and conduit programs, plus cash interest income on investment securities of $45.4 million. Net rental income provided cash of $35.8 million and servicing fees provided cash of $30.3 million.

Net cash used in investing activities of $307.9 million for the three months ended March 31, 2017 related primarily to the origination and acquisition of new loans held-for-investment of $621.1 million and the purchase of investment securities of $57.4 million, partially offset by proceeds received from principal collections and sales of loans of $263.1 million and investment securities of $122.2 million

Net cash provided by financing activities of $115.5 million for the three months ended March 31, 2017 related primarily to net borrowings after repayments of our secured debt of $251.4 million and the issuance of the 2023 Notes which resulted in gross proceeds of $247.5 million, partially offset by the repurchase of the 2018 Notes for $250.7 million and dividend distributions of $124.5 million.

Our Investment Portfolio

Lending Segment

The following table sets forth the amount of each category of investments we owned across various property types within our Lending Segment as of March 31, 2017 and December 31, 2016 (dollars in thousands):

						Unlevered
	Face	Carrying	Asset Specific	Net		Return on
	Amount	Value	Financing	Investment	Vintage	Asset
March 31, 2017
First mortgages (1)	$5,208,497	$5,192,097	$2,135,308	$3,056,789	1989-2017	6.6%
Subordinated mortgages	310,085	294,754	4,021	290,733	1998-2015	11.5%
Mezzanine loans (1)	733,965	733,349	—	733,349	2006-2017	10.8%
Loans held-for-sale, fair value option	185,339	189,334	—	189,334	2013-2017	5.5%
Loans transferred as secured borrowings	35,000	35,000	35,000	—	N/A
Loan loss allowance	—	(9,483)	—	(9,483)	N/A
RMBS	388,204	249,419	43,399	206,020	2003-2007	9.7%
HTM securities (2)	457,609	452,725	302,328	150,397	2013-2015	5.5%
Equity security	11,466	12,555	—	12,555	N/A
Investments in unconsolidated entities	N/A	31,125	—	31,125	N/A
	$7,330,165	$7,180,875	$2,520,056	$4,660,819

December 31, 2016
First mortgages (1)	$4,861,214	$4,845,552	$1,910,078	$2,935,474	1989-2016	6.4%
Subordinated mortgages	293,925	278,032	4,021	274,011	1998-2015	11.5%
Mezzanine loans (1)	714,608	713,757	—	713,757	2006-2016	10.7%
Loans transferred as secured borrowings	35,000	35,000	35,000	—	N/A
Loan loss allowance	—	(9,788)	—	(9,788)	N/A
RMBS	399,883	253,915	38,832	215,083	2003-2007	10.3%
HTM securities (2)	515,027	509,980	305,531	204,449	2013-2015	6.0%
Equity security	11,275	12,177	—	12,177	N/A
Investments in unconsolidated entities	N/A	30,874	—	30,874	N/A
	$6,830,932	$6,669,499	$2,293,462	$4,376,037

(1)

First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.  The application of this methodology resulted in mezzanine loans with carrying values of $1.1 billion and $964.1 million being classified as first mortgages as of March 31, 2017 and December 31, 2016, respectively.

(2)	CMBS held-to-maturity (“HTM”) and mandatorily redeemable preferred equity interests in commercial real estate entities.

As of March 31, 2017 and December 31, 2016, our Lending Segment’s investment portfolio, excluding loans held-for-sale, RMBS and other investments, had the following characteristics based on carrying values:

Collateral Property Type	March 31, 2017	December 31, 2016
Office	37.2%	35.8%
Hospitality	20.7%	22.9%
Mixed Use	20.0%	15.1%
Multi-family	10.0%	15.3%
Retail	6.5%	7.0%
Residential	3.7%	1.9%
Industrial	1.9%	2.0%
	100.0%	100.0%

Geographic Location	March 31, 2017	December 31, 2016
North East	36.2%	37.7%
West	21.7%	21.5%
South East	11.0%	11.6%
South West	8.4%	8.9%
International	8.1%	9.5%
Mid Atlantic	8.0%	3.5%
Midwest	6.6%	7.3%
	100.0%	100.0%

Investing and Servicing Segment

The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of March 31, 2017 and December 31, 2016 (amounts in thousands):

				Asset
	Face	Carrying		Specific	Net
	Amount	Value		Financing	Investment
March 31, 2017
CMBS, fair value option	$4,255,625	$1,015,146	(1)	$184,790	$830,356
Intangible assets - servicing rights	N/A	79,682	(2)	—	79,682
Lease intangibles, net	N/A	26,326		—	26,326
Loans held-for-sale, commercial, fair value option	150,858	150,932		70,355	80,577
Loans held-for-investment	20,102	20,102		—	20,102
Investment in unconsolidated entities	N/A	53,974		—	53,974
Properties, net	N/A	277,253		195,036	82,217
	$4,426,585	$1,623,415		$450,181	$1,173,234
December 31, 2016
CMBS, fair value option	$4,459,655	$990,570	(1)	$206,651	$783,919
Intangible assets - servicing rights	N/A	89,320	(2)	—	89,320
Lease intangibles, net	N/A	29,676		—	29,676
Loans held-for-sale, commercial, fair value option	63,065	63,279		33,131	30,148
Loans held-for-investment	20,442	20,442		—	20,442
Investment in unconsolidated entities	N/A	56,376		—	56,376
Properties, net	N/A	277,612		186,901	90,711
	$4,543,162	$1,527,275		$426,683	$1,100,592

(1)	Includes $999.7 million and $959.0 million of CMBS reflected in “VIE liabilities” in accordance with ASC 810 as of March 31, 2017 and December 31, 2016, respectively.

(2)	Includes $33.0 million and $34.2 million of servicing rights intangibles reflected in “VIE assets” in accordance with ASC 810 as of March 31, 2017 and December 31, 2016, respectively.

Our Investing and Servicing Segment’s REO Portfolio, as defined in Note 3 to the Condensed Consolidated Financial Statements, had the following characteristics based on carrying values of $279.9 million and $283.5 million as of March 31, 2017 and December 31, 2016, respectively:

Property Type	March 31, 2017	December 31, 2016
Retail	45.6%	45.8%
Office	23.7%	23.9%
Multi-family	18.4%	18.1%
Mixed Use	7.5%	7.5%
Self-storage	4.8%	4.7%
	100.0%	100.0%

Geographic Location	March 31, 2017	December 31, 2016
South East	51.0%	51.0%
North East	17.3%	17.3%
Mid Atlantic	9.3%	9.4%
Midwest	8.2%	8.0%
West	7.3%	7.3%
South West	6.9%	7.0%
	100.0%	100.0%

Property Segment

The following table sets forth the amount of each category of investments, which are comprised of properties, intangible lease assets and liabilities and our equity investment in four regional shopping malls (the “Retail Fund”) held within our Property Segment as of March 31, 2017 and December 31, 2016 (amounts in thousands):

	March 31, 2017	December 31, 2016
Properties, net	$1,660,715	$1,667,108
Lease intangibles, net	117,785	122,124
Investment in unconsolidated entities	125,307	124,977
	$1,903,807	$1,914,209

The following table sets forth our net investment and other information regarding the Property Segment’s properties and intangible lease assets and liabilities as of March 31, 2017 (dollars in thousands):

		Asset			Weighted Average
	Carrying	Specific	Net	Occupancy	Remaining
	Value	Financing	Investment	Rate	Lease Term
Office—Medical Office Portfolio	$767,835	$486,902	$280,933	95.1%	6.4 years
Office—Ireland Portfolio	465,473	299,038	166,435	97.7%	9.2 years
Multi-family residential—Ireland Portfolio	16,706	10,844	5,862	100.0%	0.4 years
Multi-family residential—Woodstar Portfolio	610,496	410,497	199,999	97.7%	0.5 years
Subtotal—undepreciated carrying value	1,860,510	1,207,281	653,229
Accumulated depreciation and amortization	(82,010)	—	(82,010)
Net carrying value	$1,778,500	$1,207,281	$571,219

As of March 31, 2017 and December 31, 2016, our Property Segment’s investment portfolio had the following geographic characteristics based on carrying values:

Geographic Location	March 31, 2017	December 31, 2016
Ireland	25.4%	25.2%
U.S. Regions:
South East	39.7%	39.7%
North East	13.0%	13.0%
South West	8.6%	8.7%
West	7.2%	7.2%
Midwest	6.1%	6.2%
	100.0%	100.0%

New Credit Facilities and Amendments

Refer to Notes 9 and 10 of our Condensed Consolidated Financial Statements for a detailed discussion of new credit facilities and amendments to existing credit facilities executed since December 31, 2016.

Borrowings under Various Secured Financing Arrangements

The following table is a summary of our secured financing facilities as of March 31, 2017 (dollars in thousands):

					Pledged				Approved
					Asset	Maximum			but	Unallocated
	Current	Extended			Carrying	Facility		Outstanding	Undrawn	Financing
	Maturity	Maturity (a)	Pricing		Value	Size		Balance	Capacity (b)	Amount (c)
Lender 1 Repo 1	(d)	(d)	LIBOR + 1.75% to 5.75%		$1,775,380	$2,000,000	(e)	$1,213,260	$112,745	$673,995
Lender 2 Repo 1	Oct 2017	Oct 2020	LIBOR + 1.75% to 2.75%		366,942	500,000		94,349	185,496	220,155
Lender 3 Repo 1	May 2018	May 2019	LIBOR + 2.50% to 2.85%		110,076	78,017		78,017	—	—
Lender 4 Repo 2	Dec 2018	Dec 2020	LIBOR + 2.00% to 2.50%		514,725	1,000,000	(f)	135,161	218,068	646,771
Lender 6 Repo 1	Aug 2019	N/A	LIBOR + 2.50% to 2.75%		339,964	500,000		218,728	40,938	240,334
Lender 6 Repo 2	Nov 2019	Nov 2020	GBP LIBOR + 2.75%		176,686	123,568		123,568	—	—
Lender 9 Repo 1	Dec 2017	Dec 2018	LIBOR + 1.65%		378,607	283,575		283,575	—	—
Lender 10 Repo 1	Mar 2020	Mar 2022	LIBOR + 2.00% to 2.75%		—	125,000		—	—	125,000
Lender 7 Secured Financing	Jul 2018	Jul 2019	LIBOR + 2.75%	(g)	85,127	650,000	(h)	—	—	650,000
Lender 8 Secured Financing	Aug 2019	N/A	LIBOR + 4.00%		66,578	75,000		43,647	—	31,353
Conduit Repo 2	Nov 2017	N/A	LIBOR + 2.25%		43,368	150,000		33,050	—	116,950
Conduit Repo 3	Feb 2018	N/A	LIBOR + 2.10%		8,683	150,000		6,525	—	143,475
Conduit Repo 4	Oct 2017	Oct 2020	LIBOR + 2.25%		—	100,000		—	—	100,000
MBS Repo 1	(i)	(i)	LIBOR + 1.90%		31,250	20,838		20,838	—	—
MBS Repo 2	Jun 2020	N/A	LIBOR/EURIBOR + 2.00% to 2.95%		331,800	240,892		240,892	—	—
MBS Repo 3	(j)	(j)	LIBOR + 1.32% to 2.00%		389,540	260,933		260,933	—	—
MBS Repo 4	(k)	N/A	LIBOR + 1.20% to 1.90%		185,435	225,000		8,146	96,048	120,806
Investing and Servicing Segment Property Mortgages	Feb 2018 to Jun 2026	N/A	Various		238,193	192,703		172,981	—	19,722
Ireland Portfolio Mortgage	May 2020	N/A	EURIBOR + 1.69%		452,360	313,266		313,266	—	—
Woodstar Portfolio Mortgages	Nov 2025 to Oct 2026	N/A	3.72% to 3.97%		373,957	276,748		276,748	—	—
Woodstar Portfolio Government Financing	Mar 2026 to Jun 2049	N/A	1.00% to 5.00%		312,316	135,050		135,050	—	—
Medical Office Portfolio Mortgages	Dec 2021 to Feb 2022	Dec 2023 to Feb 2024	LIBOR + 2.50%	(l)	758,684	531,815		497,613	—	34,202
Term Loan A	Dec 2020	Dec 2021	LIBOR + 2.25%	(g)	884,780	300,000		300,000	—	—
Revolving Secured Financing	Dec 2020	Dec 2021	LIBOR + 2.25%	(g)	—	100,000		—	—	100,000
					$7,824,451	$8,332,405		4,456,347	$653,295	$3,222,763
Unamortized net premium								2,619
Unamortized deferred financing costs								(44,049)
								$4,414,917

(a)	Subject to certain conditions as defined in the respective facility agreement.

(b)	Approved but undrawn capacity represents the total draw amount that has been approved by the lender related to those assets that have been pledged as collateral, less the drawn amount.

(c)	Unallocated financing amount represents the maximum facility size less the total draw capacity that has been approved by the lender.

(d)

Maturity date for borrowings collateralized by loans is September 2018 before extension options and September 2021 assuming the exercise of extension options.  Borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions and not to exceed September 2025.

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

(i)

Facility carries a rolling 11 month term which may reset monthly with the lender’s consent not to exceed December 2018.  This facility carries no maximum facility size.  Amount herein reflects the outstanding balance as of March 31, 2017.

(j)

Facility carries a rolling 12 month term which may reset monthly with the lender’s consent. Current maturity is March 2018. This facility carries no maximum facility size. Amount herein reflects the outstanding balance as of March 31, 2017.

(k)	The date that is 270 days after the buyer delivers notice to seller, subject to a maximum date of May 2018.

(l)	Subject to a 25 basis point floor.

As of March 31, 2017, Wells Fargo Bank, N.A. is our largest creditor through two repurchase facilities (Lender 1 Repo 1 facility and mortgage-backed securities (“MBS”) Repo 4 facility).

Refer to Note 9 of our Condensed Consolidated Financial Statements for further disclosure regarding the terms of our secured financing arrangements.

Variance between Average and Quarter-End Credit Facility Borrowings Outstanding

The following table compares the average amount outstanding under our secured financing agreements during each quarter and the amount outstanding as of the end of each quarter, together with an explanation of significant variances (amounts in thousands):

		Weighted-Average		Explanations
	Quarter-End	Balance During		for Significant
Quarter Ended	Balance	Quarter	Variance	Variances
December 31, 2016	4,197,218	4,073,485	123,733	(a)
March 31, 2017	4,456,347	4,154,497	301,850	(b)

(a)

Variance primarily due to the following: (i) $491.2 million drawn on Medical Office Portfolio Mortgages in December 2016; (ii) $300.0 million drawn on the Term Loan A facility in December 2016; and (iii) $283.6 million drawn on the Lender 9 Repo 1 facility in December 2016; partially offset by (iv) $653.2 million pay down of the former Term Loan B facility in December 2016.

(b)	Variance primarily due to the following: (i) $336.8 million drawn on the Lender 1 Repo 1 facility in March 2017.

Borrowings under Unsecured Senior Notes

During both the three months ended March 31, 2017 and 2016, the weighted average effective borrowing rate on our unsecured senior notes was 5.7%.  The effective borrowing rate includes the effects of underwriter purchase discount and the adjustment for the conversion option on the convertible notes, the initial value of which reduced the balance of the notes.

Refer to Note 10 of our Condensed Consolidated Financial Statements for further disclosure regarding the terms of our unsecured senior notes.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities

The following scheduled and/or projected principal repayments on our investments were based upon the amounts outstanding and contractual terms of the financing facilities in effect as of March 31, 2017 (amounts in thousands):

	Scheduled Principal	Scheduled/Projected	Projected/Required	Scheduled Principal
	Repayments on Loans	Principal Repayments	Repayments of	Inflows Net of
	and HTM Securities	on RMBS and CMBS	Financing	Financing Outflows
Second Quarter 2017	$493,762	$30,250	$(162,811)	$361,201
Third Quarter 2017	273,707	80,849	(159,472)	195,084
Fourth Quarter 2017	916,004	35,165	(628,611)	322,558
First Quarter 2018	638,138	28,234	(563,587)	102,785
Total	$2,321,611	$174,498	$(1,514,481)	$981,628

In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

Issuances of Equity Securities

We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At March 31, 2017, we had 100,000,000 shares of preferred stock available for issuance and 239,772,555 shares of common stock available for issuance.

Other Potential Sources of Financing

In the future, we may also use other sources of financing to fund the acquisition of our target assets, including other secured as well as unsecured forms of borrowing and sale of certain investment securities which no longer meet our return requirements.

Repurchases of Equity Securities and Convertible Senior Notes

In September 2014, our board of directors authorized and announced the repurchase of up to $250.0 million of our outstanding common stock over a period of one year. Subsequent amendments to the repurchase program approved by our board of directors in December 2014, June 2015, January 2016 and February 2017 resulted in the program being (i) amended to increase maximum repurchases to $500.0 million, (ii) expanded to allow for the repurchase of our outstanding convertible senior notes under the program and (iii) extended through January 2019. Purchases made pursuant to the program are made in either the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are discretionary and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time.  During the three months ended March 31, 2017, we repurchased $230.0 million aggregate principal amount of our 2018 Notes for $250.7 million, however, this repurchase was not considered part of the repurchase program and therefore does not reduce our available capacity for future repurchases under the repurchase program. During the three months ended March 31, 2017, we did not repurchase any common stock under the repurchase program. As of March 31, 2017, we have $262.2 million of remaining capacity to repurchase common stock and/or convertible senior notes under the repurchase program.

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

The Company’s board of directors declared the following dividends during the three months ended March 31, 2017:

Declare Date	Record Date	Payment Date	Amount	Frequency
2/23/17	3/31/17	4/14/17	$0.48	Quarterly

On May 9, 2017, our board of directors declared a dividend of $0.48 per share for the second quarter of 2017, which is payable on July 14, 2017 to common stockholders of record as of June 30, 2016.

Leverage Policies

Our strategies with regards to use of leverage have not changed significantly since December 31, 2016.  Refer to our Form 10-K for a description of our strategies regarding use of leverage.

Contractual Obligations and Commitments

Contractual obligations as of March 31, 2017 are as follows (amounts in thousands):

		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Secured financings (a)	$4,456,347	$732,615	$1,656,037	$1,017,183	$1,050,512
Unsecured senior notes	2,073,229	781,866	341,363	700,000	250,000
Secured borrowings on transferred loans (b)	35,000	35,000	—	—	—
Loan funding commitments (c)	1,260,268	820,646	426,230	13,392	—
Future lease commitments	32,104	6,446	12,198	6,885	6,575
Total	$7,856,948	$2,376,573	$2,435,828	$1,737,460	$1,307,087

(a)	Includes available extension options.

(b)

These amounts relate to financial asset sales that were required to be accounted for as secured borrowings. As a result, the assets we sold remain on our consolidated balance sheet for financial reporting purposes. Such assets are expected to provide match funding for these liabilities.

(c)

Excludes $233.4 million of loan funding commitments in which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower either earlier than, or in excess of, expectations.

The table above does not include interest payable, amounts due under our management agreement or amounts due under our derivative agreements as those contracts do not have fixed and determinable payments.

Critical Accounting Estimates

Refer to the section of our Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” for a full discussion of our critical accounting estimates.  Our critical accounting estimates have not materially changed since December 31, 2016.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of our capital stock. While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience and seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.  Our strategies for managing risk and our exposure to such risks have not changed materially since December 31, 2016.  Refer to our Form 10-K, Item 7A for further discussion.

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

We seek to further manage credit risk associated with our Investing and Servicing Segment loans held-for-sale through the purchase of credit index instruments.  The following table presents our credit index instruments as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	Face Value of	Aggregate Notional Value of	Number of
	Loans Held-for-Sale	Credit Index Instruments	Credit Index Instruments
March 31, 2017	$150,858	$34,000	5
December 31, 2016	$63,065	$14,000	4

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations such as repurchase agreements, bank credit facilities, term loans, revolving facilities and securitizations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we mitigate such interest rate risk through the utilization of interest rate derivatives of the same duration. The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of March 31, 2017 and December 31, 2016 (dollars in thousands):

		Aggregate Notional
	Face Value of	Value of Interest	Number of Interest
	Hedged Instruments	Rate Derivatives	Rate Derivatives
Instrument hedged as of March 31, 2017
Loans held-for-investment	$8,000	$8,000	1
Loans held-for-sale	150,858	127,000	31
RMBS, available-for-sale	388,204	69,000	2
Secured financing agreements	1,026,433	1,010,413	19
	$1,573,495	$1,214,413	53
Instrument hedged as of December 31, 2016
Loans held-for-investment	$8,000	$8,000	1
Loans held-for-sale	63,065	50,900	18
RMBS, available-for-sale	399,883	69,000	2
Secured financing agreements	1,011,067	1,003,064	18
	$1,482,015	$1,130,964	39

The following table summarizes the estimated annual change in net investment income for our LIBOR-based investments and our LIBOR-based debt assuming increases or decreases in LIBOR and adjusted for the effects of our interest rate hedging activities (amounts in thousands, except per share data):

	Variable-rate
	investments and	3.0%	2.0%	1.0%	1.0%
Income (Expense) Subject to Interest Rate Sensitivity	indebtedness (1)	Increase	Increase	Increase	Decrease (2)
Investment income from variable-rate investments	$6,187,642	$181,579	$120,386	$59,390	$(38,922)
Interest expense from variable-rate debt, net of interest rate derivatives	(2,746,006)	(87,832)	(60,653)	(31,471)	29,545
Net investment income from variable rate instruments	$3,441,636	$93,747	$59,733	$27,919	$(9,377)
Impact per diluted shares outstanding		$0.35	$0.23	$0.11	$(0.04)

(1)	Includes the notional value of interest rate derivatives.

(2)	Assumes LIBOR does not go below 0%.

Foreign Currency Risk

We intend to hedge our currency exposures in a prudent manner. However, our currency hedging strategies may not eliminate all of our currency risk due to, among other things, uncertainties in the timing and/or amount of payments received on the related investments, and/or unequal, inaccurate, or unavailable hedges to perfectly offset changes in future exchange rates. Additionally, we may be required under certain circumstances to collateralize our currency hedges for the benefit of the hedge counterparty, which could adversely affect our liquidity.

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

The following table represents our current currency hedge exposure as it relates to our investments denominated in foreign currencies, along with the aggregate notional amount of the hedges in place (amounts in thousands except for number of contracts, using the March 31, 2017 GBP closing rate of 1.2545, Euro (“EUR”) closing rate of 1.0655, Swedish Krona (“SEK”) closing rate of 0.1115, Norwegian Krone (“NOK”) closing rate of .01163 and Danish Krone (“DKK”) closing rate of .01432):

Carrying Value of Net Investment	Local Currency	Number of Foreign Exchange Contracts		Aggregate Notional Value of Hedges Applied	Expiration Range of Contracts
$148,047	GBP	28		$160,236	January 2018
18,031	GBP	80		21,613	June 2017 – June 2019
26,849	EUR	7		33,689	June 2017 – December 2018
2,018	EUR, DKK, NOK, SEK	9		8,444	September 2017
17,995	EUR	7		22,456	May 2017 – November 2018
53,118	GBP	15		74,327	May 2017 – July 2020
1,409	GBP	2		2,139	June 2017 – March 2018
142,478	EUR	39	(1)	252,216	June 2017 – June 2020
12,555	GBP	5		12,269	April 2017 – January 2018
$422,500		192		$587,389

(1)	These foreign exchange contracts hedge our Euro currency exposure created by our acquisition of the Ireland Portfolio.

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

Changes in Internal Control Over Financial Reporting.  No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of securities during the three months ended March 31, 2017.

Issuer Purchases of Equity Securities

There were no purchases of common stock during the three months ended March 31, 2017.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD PROPERTY TRUST, INC.

Date: May 9, 2017	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: May 9, 2017	By:	/s/ RINA PANIRY
Rina Paniry Chief Financial Officer, Treasurer, Chief Accounting Officer and Principal Financial Officer

Item 6.  Exhibits.

(a)Index to Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description
4.1

Fourth Supplemental Indenture, dated as of March 29, 2017, between the Company and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed March 29, 2017)

4.2	Form of 4.375% Convertible Senior Notes due 2023 (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 29, 2017)

10.1

Fifth Amended and Restated Master Repurchase and Securities Contract, dated as of September 16, 2016, by and among Starwood Property Trust, Inc., Starwood Property Mortgage Sub-2, L.L.C., Starwood Property Mortgage Sub-2-A, L.L.C., SPT CA Fundings 2, LLC and Wells Fargo Bank, National Association

10.2

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