Form 10-Q
period 2017-06-30
STARWOOD PROPERTY TRUST, INC.
filed 2017-08-09
CIK 1465128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of August 3, 2017 was 260,558,434.

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

These forward-looking statements are based largely on our current beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors that may cause actual results to vary from our forward-looking statements include, but are not limited to:

•

factors described in our Annual Report on Form 10-K for the year ended December 31, 2016, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and this Quarterly Report on Form 10-Q, including those set forth under the captions “Risk Factors” and “Business”;

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands, except share data)

	As of	As of
	June 30, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$261,894	$615,522
Restricted cash	43,299	35,233
Loans held-for-investment, net	6,211,075	5,847,995
Loans held-for-sale, at fair value	610,116	63,279
Loans transferred as secured borrowings	—	35,000
Investment securities ($283,132 and $297,638 held at fair value)	748,934	807,618
Properties, net	1,960,498	1,944,720
Intangible assets ($38,648 and $55,082 held at fair value)	191,366	219,248
Investment in unconsolidated entities	229,539	204,605
Goodwill	140,437	140,437
Derivative assets	46,078	89,361
Accrued interest receivable	33,346	28,224
Other assets	163,648	101,763
Variable interest entity (“VIE”) assets, at fair value	53,902,715	67,123,261
Total Assets	$64,542,945	$77,256,266
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$171,449	$198,134
Related-party payable	22,778	37,818
Dividends payable	126,171	125,075
Derivative liabilities	8,051	3,904
Secured financing agreements, net	4,750,923	4,154,126
Unsecured senior notes, net	2,039,086	2,011,544
Secured borrowings on transferred loans	—	35,000
VIE liabilities, at fair value	52,864,038	66,130,592
Total Liabilities	59,982,496	72,696,193
Commitments and contingencies (Note 21)
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 265,161,169 issued and 260,554,284 outstanding as of June 30, 2017 and 263,893,806 issued and 259,286,921 outstanding as of December 31, 2016	2,652	2,639
Additional paid-in capital	4,697,497	4,691,180
Treasury stock (4,606,885 shares)	(92,104)	(92,104)
Accumulated other comprehensive income	55,981	36,138
Accumulated deficit	(146,863)	(115,579)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,517,163	4,522,274
Non-controlling interests in consolidated subsidiaries	43,286	37,799
Total Equity	4,560,449	4,560,073
Total Liabilities and Equity	$64,542,945	$77,256,266

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Interest income from loans	$120,612	$122,557	$232,495	$240,089
Interest income from investment securities	12,370	15,301	27,594	34,704
Servicing fees	18,628	23,312	32,730	48,003
Rental income	58,966	37,843	116,008	70,520
Other revenues	993	979	1,462	2,169
Total revenues	211,569	199,992	410,289	395,485
Costs and expenses:
Management fees	24,633	23,767	49,017	48,730
Interest expense	71,317	57,635	137,177	114,155
General and administrative	32,520	35,409	62,949	68,207
Acquisition and investment pursuit costs	537	2,888	1,208	4,173
Costs of rental operations	23,024	15,852	43,902	28,507
Depreciation and amortization	22,032	19,073	44,260	37,833
Loan loss allowance, net	(2,694)	2,029	(2,999)	1,268
Other expense	142	—	900	100
Total costs and expenses	171,511	156,653	336,414	302,973
Income before other income (loss), income taxes and non-controlling interests	40,058	43,339	73,875	92,512
Other income (loss):
Change in net assets related to consolidated VIEs	77,761	50,707	146,931	46,540
Change in fair value of servicing rights	(8,001)	(12,191)	(16,434)	(18,930)
Change in fair value of investment securities, net	(2,493)	1,319	(3,664)	2,072
Change in fair value of mortgage loans held-for-sale, net	15,406	13,235	25,999	20,126
Earnings from unconsolidated entities	29,465	4,479	32,452	8,544
Gain (loss) on sale of investments and other assets, net	5,183	(90)	5,127	155
(Loss) gain on derivative financial instruments, net	(37,586)	20,253	(41,935)	(4,465)
Foreign currency gain (loss), net	12,910	(16,988)	17,774	(17,366)
Total other-than-temporary impairment (“OTTI”)	(109)	—	(109)	(54)
Noncredit portion of OTTI recognized in other comprehensive income	—	—	—	54
Net impairment losses recognized in earnings	(109)	—	(109)	—
Loss on extinguishment of debt	—	—	(5,916)	—
Other income, net	91	8,714	456	10,729
Total other income (loss)	92,627	69,438	160,681	47,405
Income before income taxes	132,685	112,777	234,556	139,917
Income tax provision	(9,452)	(706)	(8,469)	(800)
Net income	123,233	112,071	226,087	139,117
Net income attributable to non-controlling interests	(5,853)	(598)	(6,349)	(987)
Net income attributable to Starwood Property Trust, Inc.	$117,380	$111,473	$219,738	$138,130

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic	$0.45	$0.47	$0.84	$0.58
Diluted	$0.44	$0.47	$0.83	$0.58

Dividends declared per common share	$0.48	$0.48	$0.96	$0.96

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, amounts in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$123,233	$112,071	$226,087	$139,117
Other comprehensive income (loss) (net change by component):
Cash flow hedges	2	(48)	78	(321)
Available-for-sale securities	4,907	5,951	6,753	2,551
Foreign currency translation	11,005	(6,733)	13,012	668
Other comprehensive income (loss)	15,914	(830)	19,843	2,898
Comprehensive income	139,147	111,241	245,930	142,015
Less: Comprehensive income attributable to non-controlling interests	(5,853)	(598)	(6,349)	(987)
Comprehensive income attributable to Starwood Property Trust, Inc.	$133,294	$110,643	$239,581	$141,028

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited, amounts in thousands, except share data)

								Total
								Starwood
							Accumulated	Property
	Common stock		Additional				Other	Trust, Inc.	Non-
		Par	Paid-in	Treasury Stock		Accumulated	Comprehensive	Stockholders’	Controlling	Total
	Shares	Value	Capital	Shares	Amount	Deficit	Income	Equity	Interests	Equity
Balance, January 1, 2017	263,893,806	$2,639	$4,691,180	4,606,885	$(92,104)	$(115,579)	$36,138	$4,522,274	$37,799	$4,560,073
Proceeds from DRIP Plan	16,407	—	369	—	—	—	—	369	—	369
Equity offering costs	—	—	(12)	—	—	—	—	(12)	—	(12)
Equity component of 2023 Convertible Senior Notes issuance	—	—	3,755	—	—	—	—	3,755	—	3,755
Equity component of 2018 Convertible Senior Notes repurchase	—	—	(18,105)	—	—	—	—	(18,105)	—	(18,105)
Share-based compensation	709,462	7	8,072	—	—	—	—	8,079	—	8,079
Manager incentive fee paid in stock	541,494	6	12,238	—	—	—	—	12,244	—	12,244
Net income	—	—	—	—	—	219,738	—	219,738	6,349	226,087
Dividends declared, $0.96 per share	—	—	—	—	—	(251,022)	—	(251,022)	—	(251,022)
Other comprehensive income, net	—	—	—	—	—	—	19,843	19,843	—	19,843
VIE non-controlling interests	—	—	—	—	—	—	—	—	2,737	2,737
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(3,599)	(3,599)
Balance, June 30, 2017	265,161,169	$2,652	$4,697,497	4,606,885	$(92,104)	$(146,863)	$55,981	$4,517,163	$43,286	$4,560,449

Balance, January 1, 2016	241,044,775	$2,410	$4,192,844	3,553,996	$(72,381)	$(12,286)	$29,729	$4,140,316	$30,627	$4,170,943
Proceeds from DRIP Plan	9,163	—	177	—	—	—	—	177	—	177
Common stock repurchased	—	—	—	1,052,889	(19,723)	—	—	(19,723)	—	(19,723)
Share-based compensation	876,674	9	14,651	—	—	—	—	14,660	—	14,660
Manager incentive fee paid in stock	723,249	8	13,215	—	—	—	—	13,223	—	13,223
Net income	—	—	—	—	—	138,130	—	138,130	987	139,117
Dividends declared, $0.96 per share	—	—	—	—	—	(229,217)	—	(229,217)	—	(229,217)
Other comprehensive income, net	—	—	—	—	—	—	2,898	2,898	—	2,898
VIE non-controlling interests	—	—	—	—	—	—	—	—	(52)	(52)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	10,417	10,417
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(2,350)	(2,350)
Balance, June 30, 2016	242,653,861	$2,427	$4,220,887	4,606,885	$(92,104)	$(103,373)	$32,627	$4,060,464	$39,629	$4,100,093

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	For the Six Months Ended
	June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$226,087	$139,117
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred financing costs, premiums and discounts on secured financing agreements	9,324	8,212
Amortization of discounts and deferred financing costs on senior notes	11,777	10,628
Accretion of net discount on investment securities	(8,007)	(7,349)
Accretion of net deferred loan fees and discounts	(16,194)	(23,362)
Share-based compensation	8,079	14,660
Share-based component of incentive fees	12,244	13,223
Change in fair value of fair value option investment securities	3,664	(2,072)
Change in fair value of consolidated VIEs	(42,593)	45,899
Change in fair value of servicing rights	16,434	18,930
Change in fair value of loans held-for-sale	(25,999)	(20,126)
Change in fair value of derivatives	39,223	2,332
Foreign currency (gain) loss, net	(17,590)	17,169
Gain on sale of investments and other assets	(5,127)	(155)
Impairment charges	867	—
Loan loss allowance, net	(2,999)	1,268
Depreciation and amortization	42,701	34,664
Earnings from unconsolidated entities	(32,452)	(8,544)
Distributions of earnings from unconsolidated entities	4,284	9,817
Bargain purchase gain	—	(8,406)
Loss on extinguishment of debt	5,916	—
Origination and purchase of loans held-for-sale, net of principal collections	(991,343)	(488,448)
Proceeds from sale of loans held-for-sale	470,478	475,333
Changes in operating assets and liabilities:
Related-party payable, net	(15,040)	(20,749)
Accrued and capitalized interest receivable, less purchased interest	(39,143)	(41,151)
Other assets	(2,391)	6,715
Accounts payable, accrued expenses and other liabilities	2,763	(29,055)
Net cash (used in) provided by operating activities	(345,037)	148,550
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(1,228,952)	(997,421)
Proceeds from principal collections on loans	869,297	1,193,643
Proceeds from loans sold	37,079	121,276
Purchase of investment securities	(7,433)	(350,642)
Proceeds from sales of investment securities	11,134	1,269
Proceeds from principal collections on investment securities	86,259	47,544
Real estate business combinations, net of cash acquired	—	(91,186)
Proceeds from sale of properties	18,256	—
Additions to properties and other assets	(25,503)	(5,521)
Investment in unconsolidated entities	—	(3,854)
Distribution of capital from unconsolidated entities	3,235	1,244
Payments for purchase or termination of derivatives	(39,755)	(15,144)
Proceeds from termination of derivatives	22,981	27,447
Return of investment basis in purchased derivative asset	121	137
Net cash used in investing activities	(253,281)	(71,208)

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited, amounts in thousands)

	For the Six Months Ended
	June 30,
	2017	2016
Cash Flows from Financing Activities:
Proceeds from borrowings	$2,134,245	$2,059,599
Principal repayments on and repurchases of borrowings	(1,590,421)	(1,711,117)
Payment of deferred financing costs	(8,211)	(6,437)
Proceeds from common stock issuances	369	177
Payment of equity offering costs	(647)	—
Payment of dividends	(249,925)	(229,151)
Contributions from non-controlling interests	—	10,417
Distributions to non-controlling interests	(3,599)	(2,350)
Purchase of treasury stock	—	(19,723)
Issuance of debt of consolidated VIEs	10,188	596
Repayment of debt of consolidated VIEs	(79,099)	(147,523)
Distributions of cash from consolidated VIEs	38,840	22,986
Net cash provided by (used in) financing activities	251,740	(22,526)
Net (decrease) increase in cash, cash equivalents and restricted cash	(346,578)	54,816
Cash, cash equivalents and restricted cash, beginning of period	650,755	391,884
Effect of exchange rate changes on cash	1,016	(749)
Cash, cash equivalents and restricted cash, end of period	$305,193	$445,951
Supplemental disclosure of cash flow information:
Cash paid for interest	$113,564	$91,961
Income taxes paid	3,362	2,177
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared, but not yet paid	$125,587	$115,013
Consolidation of VIEs (VIE asset/liability additions)	1,127,952	16,850,221
Deconsolidation of VIEs (VIE asset/liability reductions)	2,108,589	5,126,980
Net assets acquired from consolidated VIEs	19,652	102,976
Settlement of loans transferred as secured borrowings	35,000	—
Fair value of assets acquired, net of cash	—	270,021
Fair value of liabilities assumed	—	170,429

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2017

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

We have three reportable business segments as of June 30, 2017:

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results for the full year.

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

Nearly all of the Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities.  Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities.  For the three and six months ended June 30, 2017 and 2016, the two-class method resulted in the most dilutive EPS calculation.

Restricted Cash

Restricted cash includes cash and cash equivalents that are legally or contractually restricted as to withdrawal or usage and primarily includes cash collateral associated with derivative financial instruments and funds held on behalf of borrowers and tenants. Effective January 1, 2017, we early adopted ASU 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash, which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning and end-of-period total amounts shown on the statement of cash flows. As required by this ASU, we applied this change retrospectively to our prior period condensed consolidated statement of cash flows for the six months ended June 30, 2016.

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

Recent Accounting Developments

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, which establishes key principles by which an entity determines the amount and timing of revenue recognized from customer contracts.  At issuance, the ASU was effective for the first interim or annual period beginning after December 15, 2016. On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year, resulting in the ASU becoming effective for the first interim or annual period beginning after December 15, 2017.  Though we have not completed our assessment of this ASU, we do not expect its application to materially impact the Company as our material revenue sources are not within the scope of the ASU.

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

3.  Acquisitions and Dispositions

Investing and Servicing Segment Property Portfolio

During the three and six months ended June 30, 2017, our Investing and Servicing Segment acquired the net equity of a commercial real estate property from a CMBS trust for $19.0 million.  This property, aggregated with the controlling interests in 24 commercial real estate properties acquired from CMBS trusts during the years ended December 31, 2015 and 2016 for an aggregate acquisition price of $268.5 million, comprise the Investing and Servicing Segment Property Portfolio (the “REO Portfolio”).  When the properties are acquired from CMBS trusts that are consolidated as VIEs on our balance sheet, the acquisitions are reflected as repayment of debt of consolidated VIEs in our condensed consolidated statements of cash flows.

We applied the provisions of ASC 805, Business Combinations, in accounting for the REO Portfolio acquisitions. No goodwill was recognized in connection with the REO Portfolio acquisitions as the purchase prices did not exceed the fair values of the net assets acquired. A bargain purchase gain of $0.6 million and $8.8 million was recognized within change in net assets related to consolidated VIEs in our condensed consolidated statement of operations for the three and six months ended June 30, 2017 and the year ended December 31, 2016, respectively, as the fair value of the net assets acquired for certain properties exceeded the purchase price.

During the six months ended June 30, 2017, in accordance with ASU 2015-16, Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments, we adjusted our initial provisional estimates of the acquisition date fair values of the identified assets acquired and liabilities assumed for a certain property acquired within the REO Portfolio during the year ended December 31, 2016 to reflect new information obtained regarding facts and circumstances that existed at the acquisition date. The following table summarizes the measurement period adjustment applied to the initial provisional acquisition date balance sheet (amounts in thousands):

	2016 Acquisition Adjustment
		Measurement
	Initial	Period	Adjusted
Assets acquired:	Amounts	Adjustment	Amounts
Properties	$12,087	$660	$12,747
Intangible assets	4,270	(802)	3,468
Other assets	97	—	97
Total assets acquired	16,454	(142)	16,312
Liabilities assumed:
Accounts payable, accrued expenses and other liabilities	1,539	(142)	1,397
Total liabilities assumed	1,539	(142)	1,397
Non-controlling interests	3,084	—	3,084
Net assets acquired	$11,831	$—	$11,831

The net income effect associated with the measurement period adjustment during the six months ended June 30, 2017 was immaterial.

During the three and six months ended June 30, 2017, we sold two properties within the Investing and Servicing Segment for $14.7 million, recognizing a $5.1 million gain on sale within gain on sale of investments and other assets in our condensed consolidated statements of operations.

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

Ireland Portfolio

The Ireland Portfolio was initially comprised of 12 net leased fully occupied office properties and one multi-family property all located in Dublin, Ireland, which the Company acquired during the year ended December 31, 2015.  The Ireland Portfolio, which collectively is comprised of approximately 600,000 square feet, included total assets of $518.2 million and assumed debt of $283.0 million at acquisition. Following our acquisition, all assumed debt was immediately extinguished and replaced with new financing of $328.6 million from the Ireland Portfolio Mortgage (as set forth in Note 9).  No goodwill or bargain purchase gain was recognized in connection with the Ireland Portfolio acquisition as the purchase price equaled the fair value of the net assets acquired.

During the three and six months ended June 30, 2017, we sold one office property within the Ireland Portfolio for $3.9 million, recognizing an immaterial gain on sale within gain on sale of investments and other assets in our condensed consolidated statements of operations.

Purchase Price Allocations of Acquisitions

We applied the provisions of ASC 805, Business Combinations, in accounting for the 2017 REO Portfolio acquisition.  In doing so, we have recorded all identifiable assets acquired and liabilities assumed as of the acquisition date.  These amounts are provisional and may be adjusted during the measurement period, which expires no later than one year from the acquisition date, if new information is obtained that, if known, would have affected the amounts recognized as of the acquisition date.

The following table summarizes the identified assets acquired and liabilities assumed as of the acquisition date (amounts in thousands):

2017
REO
Assets acquired:	Portfolio
Properties	$18,301
Intangible assets	1,917
Other assets	1
Total assets acquired	20,219
Liabilities assumed:
Accounts payable, accrued expenses and other liabilities	567
Total liabilities assumed	567
Net assets acquired	$19,652

4. Loans

Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option. The following tables summarize our investments in mortgages and loans by subordination class as of June 30, 2017 and December 31, 2016 (dollars in thousands):

				Weighted
			Weighted	Average Life
	Carrying	Face	Average	(“WAL”)
June 30, 2017	Value	Amount	Coupon	(years)(1)
First mortgages (2)	$5,312,749	$5,326,758	6.3%	1.9
Subordinated mortgages (3)	272,975	287,506	9.6%	3.1
Mezzanine loans (2)	630,383	630,296	10.6%	1.5
Other	1,757	1,757	9.9%	1.2
Total loans held-for-investment	6,217,864	6,246,317
Loans held-for-sale, fair value option	610,116	606,139	5.4%	7.6
Total gross loans	6,827,980	6,852,456
Loan loss allowance (loans held-for-investment)	(6,789)	—
Total net loans	$6,821,191	$6,852,456

December 31, 2016
First mortgages (2)	$4,865,994	$4,881,656	5.7%	2.2
Subordinated mortgages (3)	278,032	293,925	8.9%	3.3
Mezzanine loans (2)	713,757	714,608	9.6%	1.8
Total loans held-for-investment	5,857,783	5,890,189
Loans held-for-sale, fair value option	63,279	63,065	5.3%	10.0
Loans transferred as secured borrowings	35,000	35,000	6.2%	0.4
Total gross loans	5,956,062	5,988,254
Loan loss allowance (loans held-for-investment)	(9,788)	—
Total net loans	$5,946,274	$5,988,254

(1)

Represents the WAL of each respective group of loans as of the respective balance sheet date. The WAL of each individual loan is calculated using amounts and timing of future principal payments, as projected at origination or acquisition.

(2)

First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.  The application of this methodology resulted in mezzanine loans with carrying values of $1.1 billion and $964.1 million being classified as first mortgages as of June 30, 2017 and December 31, 2016, respectively.

(3)

Subordinated mortgages include B-Notes and junior participation in first mortgages where we do not own the senior A-Note or senior participation. If we own both the A-Note and B-Note, we categorize the loan as a first mortgage loan.

As of June 30, 2017, approximately $5.7 billion, or 92.2%, of our loans held-for-investment were variable rate and paid interest principally at LIBOR plus a weighted-average spread of 5.4%. The following table summarizes our investments in floating rate loans (dollars in thousands):

	June 30, 2017			December 31, 2016
			Carrying			Carrying
Index	Base Rate		Value	Base Rate		Value
One-month LIBOR USD	1.2239%		$889,846	0.7717%		$880,357
LIBOR floor	0.15 - 3.00	% (1)	4,845,782	0.15 - 3.00	% (1)	4,449,861
Total			$5,735,628			$5,330,218

(1)	The weighted-average LIBOR floor was 0.47% and 0.36% as of June 30, 2017 and December 31, 2016, respectively.

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

As of June 30, 2017, the risk ratings for loans subject to our rating system, which excludes loans for which the fair value option has been elected, by class of loan were as follows (dollars in thousands):

	Balance Sheet Classification
	Loans Held-For-Investment						% of
Risk Rating	First	Subordinated	Mezzanine		Loans Held-		Total
Category	Mortgages	Mortgages	Loans	Other	For-Sale	Total	Loans
1	$2,414	$—	$64,915	$—	$—	$67,329	1.0%
2	1,537,502	4,447	77,808	—	—	1,619,757	23.7%
3	3,515,892	268,528	428,467	1,757	—	4,214,644	61.7%
4	198,462	—	59,193	—	—	257,655	3.8%
5	58,479	—	—	—	—	58,479	0.9%
N/A	—	—	—	—	610,116	610,116	8.9%
	$5,312,749	$272,975	$630,383	$1,757	$610,116	$6,827,980	100.0%

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

After completing our impairment evaluation process as of June 30, 2017, we concluded that none of our loans were impaired and therefore no individual loan impairment charges were required on any individual loans, as we expect to collect all outstanding principal and interest.  None of our loans were 90 days or greater past due as of June 30, 2017.

In accordance with our policies, we record an allowance for loan losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4,” plus (ii) 5% of the aggregate carrying amount of loans rated as a “5, ” plus (iii) impaired loan reserves, if any.  The following table presents the activity in our allowance for loan losses (amounts in thousands):

	For the Six Months Ended
	June 30,
	2017	2016
Allowance for loan losses at January 1	$9,788	$6,029
Provision for loan losses	(2,999)	1,268
Charge-offs	—	—
Recoveries	—	—
Allowance for loan losses at June 30	$6,789	$7,297
Recorded investment in loans related to the allowance for loan loss	$316,134	$341,343

The activity in our loan portfolio was as follows (amounts in thousands):

	For the Six Months Ended
	June 30,
	2017	2016
Balance at January 1	$5,946,274	$6,263,517
Acquisitions/originations/additional funding	2,231,907	1,492,845
Capitalized interest (1)	33,817	44,875
Basis of loans sold (2)	(507,613)	(596,454)
Loan maturities/principal repayments	(948,712)	(1,199,205)
Discount accretion/premium amortization	16,194	23,362
Changes in fair value	25,999	20,126
Unrealized foreign currency remeasurement gain (loss)	19,565	(33,325)
Change in loan loss allowance, net	2,999	(1,268)
Transfer to/from other asset classifications	761	9,353	(3)
Balance at June 30	$6,821,191	$6,023,826

(1)	Represents accrued interest income on loans whose terms do not require current payment of interest.

(2)	See Note 11 for additional disclosure on these transactions.

(3)	Primarily represents commercial mortgage loans acquired from CMBS trusts which are consolidated as VIEs on our balance sheet.

5. Investment Securities

Investment securities were comprised of the following as of June 30, 2017 and December 31, 2016 (amounts in thousands):

	Carrying Value as of
	June 30, 2017	December 31, 2016
RMBS, available-for-sale	$256,397	$253,915
CMBS, fair value option (1)	1,009,151	990,570
Held-to-maturity (“HTM”) securities	465,802	509,980
Equity security, fair value option	12,887	12,177
Subtotal—Investment securities	1,744,237	1,766,642
VIE eliminations (1)	(995,303)	(959,024)
Total investment securities	$748,934	$807,618

(1)	Certain fair value option CMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.

Purchases, sales and principal collections for all investment securities were as follows (amounts in thousands):

	RMBS,	CMBS, fair	HTM	Equity
	available-for-sale	value option	Securities	Security	Total
Three Months Ended June 30, 2017
Purchases (1)	$7,433	$—	$—	$—	$7,433
Sales (2)	—	700	—	—	700
Principal collections	8,555	1,322	332	—	10,209
Three Months Ended June 30, 2016
Purchases (1)	$46,866	$24,403	$195,036	$—	$266,305
Sales (2)	—	1,269	—	—	1,269
Principal collections	16,197	7,142	1,861	—	25,200

	RMBS,	CMBS, fair	HTM	Equity
	available-for-sale	value option	Securities	Security	Total
Six Months Ended June 30, 2017
Purchases (3)	$7,433	$—	$—	$—	$7,433
Sales (4)	—	11,134	—	—	11,134
Principal collections	18,783	7,088	60,388	—	86,259
Six Months Ended June 30, 2016
Purchases (3)	$88,336	$57,576	$204,730	$—	$350,642
Sales (4)	—	1,269	—	—	1,269
Principal collections	23,008	19,445	5,091	—	47,544

(1)

During the three months ended June 30, 2017 and 2016, we purchased $4.3 million and $54.8 million of CMBS, respectively, for which we elected the fair value option. Due to our consolidation of securitization VIEs, $4.3 million and $30.4 million, respectively, of this amount is eliminated and reflected as repayment of debt of consolidated VIEs in our condensed consolidated statements of cash flows.

(2)

During the three months ended June 30, 2017 and 2016, we sold $6.1 million and $1.3 million of CMBS, respectively, for which we had previously elected the fair value option. Due to our consolidation of securitization VIEs, $5.4 million of our sales during the three months ended June 30, 2017 is eliminated and reflected as issuance of debt of consolidated VIEs in our condensed consolidated statements of cash flows. During the three months ended June 30, 2016, none of our sales were eliminated due to the consolidation of securitization VIEs.

(3)

During the six months ended June 30, 2017 and 2016, we purchased $61.7 million and $101.3 million of CMBS, respectively, for which we elected the fair value option. Due to our consolidation of securitization VIEs, $61.7 million and $43.8 million, respectively, of this amount is eliminated and reflected as repayment of debt of consolidated VIEs in our condensed consolidated statements of cash flows.

(4)

During the six months ended June 30, 2017 and 2016, we sold $21.3 million and $1.9 million of CMBS, respectively, for which we had previously elected the fair value option. Due to our consolidation of securitization VIEs, $10.2 million and $0.6 million, respectively, of this amount is eliminated and reflected as issuance of debt of consolidated VIEs in our condensed consolidated statements of cash flows.

RMBS, Available-for-Sale

The Company classified all of its RMBS as available-for-sale as of June 30, 2017 and December 31, 2016. These RMBS are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (“AOCI”).

The tables below summarize various attributes of our investments in available-for-sale RMBS as of June 30, 2017 and December 31, 2016 (amounts in thousands):

				Unrealized Gains or (Losses)
				Recognized in AOCI
	Purchase		Recorded		Gross	Gross	Net
	Amortized	Credit	Amortized	Non-Credit	Unrealized	Unrealized	Fair Value
	Cost	OTTI	Cost	OTTI	Gains	Losses	Adjustment	Fair Value
June 30, 2017
RMBS	$214,612	$(9,897)	$204,715	$(48)	$51,730	$—	$51,682	$256,397
December 31, 2016
RMBS	$219,171	$(10,185)	$208,986	$(94)	$45,113	$(90)	$44,929	$253,915

	Weighted Average Coupon (1)	Weighted Average Rating	WAL (Years) (2)
June 30, 2017
RMBS	2.4%	B-	6.5
December 31, 2016
RMBS	2.1%	B	6.1

(1)	Calculated using the June 30, 2017 and December 31, 2016 one-month LIBOR rate of 1.224% and 0.772%, respectively, for floating rate securities.

(2)

Represents the WAL of each respective group of securities as of the respective balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.

As of June 30, 2017, approximately $213.4 million, or 83.2%, of RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 1.20%. As of December 31, 2016, approximately $211.1 million, or 83.2%, of RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 1.22%. We purchased all of the RMBS at a discount that will be accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of these discounts.

The following table contains a reconciliation of aggregate principal balance to amortized cost for our RMBS as of June 30, 2017 and December 31, 2016 (amounts in thousands):

	June 30, 2017	December 31, 2016
Principal balance	$391,200	$399,883
Accretable yield	(59,777)	(64,290)
Non-accretable difference	(126,708)	(126,607)
Total discount	(186,485)	(190,897)
Amortized cost	$204,715	$208,986

The principal balance of credit deteriorated RMBS was $366.2 million and $371.5 million as of June 30, 2017 and December 31, 2016, respectively. Accretable yield related to these securities totaled $52.5 million and $55.9 million as of June 30, 2017 and December 31, 2016, respectively.

The following table discloses the changes to accretable yield and non-accretable difference for our RMBS during the three and six months ended June 30, 2017 (amounts in thousands):

		Non-Accretable
Three Months Ended June 30, 2017	Accretable Yield	Difference
Balance as of April 1, 2017	$60,818	$124,742
Accretion of discount	(3,302)	—
Principal write-downs, net	—	(916)
Purchases	311	4,723
Sales	—	—
OTTI	109	—
Transfer to/from non-accretable difference	1,841	(1,841)
Balance as of June 30, 2017	$59,777	$126,708

Six Months Ended June 30, 2017
Balance as of January 1, 2017	$64,290	$126,607
Accretion of discount	(7,188)	—
Principal write-downs, net	—	(2,367)
Purchases	311	4,723
Sales	—	—
OTTI	109	—
Transfer to/from non-accretable difference	2,255	(2,255)
Balance as of June 30, 2017	$59,777	$126,708

We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.5 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively, and $0.9 million and $0.7 million for the six months ended June 30, 2017 and 2016, respectively, which has been recorded as management fees in the accompanying condensed consolidated statements of operations.

The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities that were in an unrealized loss position as of June 30, 2017 and December 31, 2016, and for which OTTIs (full or partial) have not been recognized in earnings (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a	Securities with a	Securities with a	Securities with a
	loss less than	loss greater than	loss less than	loss greater than
	12 months	12 months	12 months	12 months
As of June 30, 2017
RMBS	$—	$649	$—	$(48)
As of December 31, 2016
RMBS	$8,819	$957	$(90)	$(94)

As of June 30, 2017 and December 31, 2016, there were one and three securities, respectively, with unrealized losses reflected in the table above. After evaluating these securities and recording adjustments for credit-related OTTI, we concluded that the remaining unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses, which represent most of the OTTI we record on securities, are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or impairments could be materially different from what is currently projected and/or reported.

CMBS, Fair Value Option

As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for the Investing and Servicing Segment’s CMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of June 30, 2017, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, before consolidation of securitization VIEs, were $1.0 billion and $4.1 billion, respectively. The $1.0 billion fair value balance represents our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value ($995.3 million at June 30, 2017) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option CMBS.

As of June 30, 2017, none of our CMBS where we have elected the fair value option were variable rate.

HTM Securities

The table below summarizes unrealized gains and losses of our investments in HTM securities as of June 30, 2017 and December 31, 2016 (amounts in thousands):

	Net Carrying Amount	Gross Unrealized	Gross Unrealized
	(Amortized Cost)	Holding Gains	Holding Losses	Fair Value
June 30, 2017
CMBS	$445,691	$3,262	$(6,482)	$442,471
Preferred interests	20,111	697	—	20,808
Total	$465,802	$3,959	$(6,482)	$463,279
December 31, 2016
CMBS	$490,107	$2,106	$(8,648)	$483,565
Preferred interests	19,873	727	—	20,600
Total	$509,980	$2,833	$(8,648)	$504,165

The table below summarizes the maturities of our HTM CMBS and our HTM preferred equity interests in limited liability companies that own commercial real estate as of June 30, 2017 (amounts in thousands):

		Preferred
	CMBS	Interests	Total
Less than one year	$240,439	$—	$240,439
One to three years	189,041	—	189,041
Three to five years	16,211	—	16,211
Thereafter	—	20,111	20,111
Total	$445,691	$20,111	$465,802

Equity Security, Fair Value Option

During 2012, we acquired 9,140,000 ordinary shares from a related-party in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. We have elected to report the investment using the fair value option because the shares are listed on an exchange, which allows us to determine the fair value using a quoted price from an active market, and also due to potential lags in reporting resulting from differences in the respective regulatory requirements. The fair value of the investment remeasured in USD was $12.9 million and $12.2 million as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, our shares represent an approximate 2% interest in SEREF.

6. Properties

Our properties include the Medical Office Portfolio, Woodstar Portfolio, REO Portfolio and Ireland Portfolio as discussed in Note 3. The table below summarizes our properties held as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	Depreciable Life	June 30, 2017	December 31, 2016
Property Segment
Land and land improvements	0 – 12 years	$397,427	$385,860
Buildings and building improvements	5 – 40 years	1,312,982	1,291,531
Furniture & fixtures	3 – 7 years	24,651	23,035
Investing and Servicing Segment
Land and land improvements	0 – 15 years	87,711	89,425
Buildings and building improvements	3 – 40 years	209,180	195,178
Furniture & fixtures	3 – 5 years	1,333	1,256
Properties, cost		2,033,284	1,986,285
Less: accumulated depreciation		(72,786)	(41,565)
Properties, net		$1,960,498	$1,944,720

During the three and six months ended June 30, 2017, we sold three operating properties for $18.6 million which resulted in a $5.2 million gain recognized within gain on sale of investments and other assets in our condensed consolidated statement of operations. There were no properties sold during the six months ended June 30, 2016.

7. Investment in Unconsolidated Entities

The table below summarizes our investments in unconsolidated entities as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	Participation /	Carrying value as of
	Ownership % (1)	June 30, 2017	December 31, 2016
Equity method:
Retail Fund	33%	$127,795	$124,977
Investor entity which owns equity in an online real estate company	50%	47,058	21,677
Equity interests in commercial real estate	16% - 50%	23,219	23,297
Various	25% - 50%	6,689	6,640
		204,761	176,591
Cost method:
Equity interest in a servicing and advisory business	6%	12,234	12,234
Investment funds which own equity in a loan servicer and other real estate assets	4% - 6%	9,225	9,225
Various	2% - 3%	3,319	6,555
		24,778	28,014
		$229,539	$204,605

(1)	None of these investments are publicly traded and therefore quoted market prices are not available.

During the three months ended June 30, 2017, we recognized $25.7 million of income related to our investment in an investor entity which owns equity in an online real estate company.  The investor entity holds a variety of equity instruments in the online real estate company, some of which are marked to market.  The income we recognized during the three months ended June 30, 2017 represents our share of an increase in the fair value of those instruments (see related income tax effect in Note 20). There were no differences between the carrying value of our equity method investments and the underlying equity in the net assets of the investees as of June 30, 2017.

8. Goodwill and Intangibles

Goodwill

Goodwill at June 30, 2017 and December 31, 2016 represented the excess of consideration transferred over the fair value of net assets of LNR Property LLC (“LNR”) acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes an international network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets.

Intangible Assets

Servicing Rights Intangibles

In connection with the LNR acquisition, we identified domestic and European servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. During the year ended December 31, 2016, we contributed our European servicing and advisory business to an unrelated entity in exchange for a non-controlling equity interest in that entity and therefore no longer have any European servicing rights.

At June 30, 2017 and December 31, 2016, the balance of the domestic servicing intangible was net of $27.4 million and $34.2 million, respectively, which was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of June 30, 2017 and

December 31, 2016, the domestic servicing intangible had a balance of $66.0 million and $89.3 million, respectively, which represents our economic interest in this asset.

Lease Intangibles

In connection with our acquisitions of commercial real estate, we recognized in-place lease intangible assets and favorable lease intangible assets associated with certain noncancelable operating leases of the acquired properties.

The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of June 30, 2017 and December 31, 2016 (amounts in thousands):

	As of June 30, 2017			As of December 31, 2016
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
Domestic servicing rights, at fair value	$38,648	$—	$38,648	$55,082	$—	$55,082
In-place lease intangible assets	179,362	(52,838)	126,524	175,409	(38,532)	136,877
Favorable lease intangible assets	31,523	(5,329)	26,194	30,459	(3,170)	27,289
Total net intangible assets	$249,533	$(58,167)	$191,366	$260,950	$(41,702)	$219,248

The following table summarizes the activity within intangible assets for the six months ended June 20, 2017 (amounts in thousands):

	Domestic	In-place Lease	Favorable Lease
	Servicing	Intangible	Intangible
	Rights	Assets	Assets	Total
Balance as of January 1, 2017	$55,082	$136,877	$27,289	$219,248
Acquisition of additional REO Portfolio properties	—	1,821	96	1,917
Amortization	—	(13,364)	(1,948)	(15,312)
Foreign exchange (loss) gain	—	2,769	738	3,507
Impairment (1)	—	(758)	—	(758)
Changes in fair value due to changes in inputs and assumptions	(16,434)	—	—	(16,434)
Measurement period adjustments	—	(821)	19	(802)
Balance as of June 30, 2017	$38,648	$126,524	$26,194	$191,366

(1)	Impairment of intangible lease assets is recognized within other expense in our condensed consolidated statements of operations.

The following table sets forth the estimated aggregate amortization of our in-place lease intangible assets and favorable lease intangible assets for the next five years and thereafter (amounts in thousands):

2017 (remainder of)	$15,038
2018	27,101
2019	20,672
2020	15,504
2021	13,290
Thereafter	61,113
Total	$152,718

9. Secured Financing Agreements

The following table is a summary of our secured financing agreements in place as of June 30, 2017 and December 31, 2016 (dollars in thousands):

								Carrying Value at
	Current Maturity	Extended Maturity (a)	Pricing		Pledged Asset Carrying Value	Maximum Facility Size		June 30, 2017	December 31, 2016
Lender 1 Repo 1	(b)	(b)	LIBOR + 1.75% to 5.75%		$1,637,815	$2,000,000	(c)	$1,196,618	$944,712
Lender 2 Repo 1	Oct 2017	Oct 2020	LIBOR + 1.75% to 2.75%		363,744	500,000		110,646	132,941
Lender 3 Repo 1	May 2018	May 2019	LIBOR + 2.75% to 3.10%		110,193	77,645		77,645	78,288
Lender 4 Repo 2	Dec 2018	Dec 2020	LIBOR + 2.00% to 2.50%		624,738	1,000,000	(d)	230,740	166,394
Lender 6 Repo 1	Aug 2019	N/A	LIBOR + 2.50% to 2.75%		268,037	500,000		210,254	182,586
Lender 6 Repo 2	Nov 2019	Nov 2020	GBP LIBOR + 2.75%		181,171	126,627		126,627	121,509
Lender 9 Repo 1	Dec 2017	Dec 2018	LIBOR + 1.65%		379,111	283,575		283,575	283,575
Lender 10 Repo 1	Mar 2020	Mar 2022	LIBOR + 2.00% to 2.75%		169,610	140,000		136,800	—
Lender 11 Repo 1	Jun 2019	Jun 2020	LIBOR + 2.75%		—	200,000		—	—
Lender 7 Secured Financing	Jul 2018	Jul 2019	LIBOR + 2.75%	(e)	85,324	650,000	(f)	—	—
Lender 8 Secured Financing	Aug 2019	N/A	LIBOR + 4.00%		49,183	75,000		32,124	43,555
Conduit Repo 2	Nov 2017	N/A	LIBOR + 2.25%		138,789	150,000		109,070	14,944
Conduit Repo 3	Feb 2018	N/A	LIBOR + 2.10%		—	150,000		—	—
Conduit Repo 4	Oct 2017	Oct 2020	LIBOR + 2.25%		—	100,000		—	—
MBS Repo 1	(g)	(g)	LIBOR + 1.90%		31,250	20,838		20,838	21,052
MBS Repo 2	Jun 2020	N/A	LIBOR/EURIBOR + 2.00% to 2.95%		344,829	250,178		250,178	239,434
MBS Repo 3	(h)	(h)	LIBOR + 1.32% to 1.95%		386,771	256,832		256,832	285,209
MBS Repo 4	(i)	N/A	LIBOR + 1.20% to 1.90%		184,678	225,000		32,000	5,633
Investing and Servicing Segment Property Mortgages	Feb 2018 to Jun 2026	N/A	Various		235,310	192,596		172,953	164,611
Ireland Portfolio Mortgage	May 2020	N/A	EURIBOR + 1.69%		477,387	333,225		333,225	309,246
Woodstar Portfolio Mortgages	Nov 2025 to Oct 2026	N/A	3.72% to 3.97%		371,409	276,748		276,748	276,748
Woodstar Portfolio Government Financing	Mar 2026 to Jun 2049	N/A	1.00% to 5.00%		310,303	134,510		134,510	135,584
Medical Office Portfolio Mortgages	Dec 2021 to Feb 2022	Dec 2023 to Feb 2024	LIBOR + 2.50%	(j)	749,973	531,815		497,613	491,197
Term Loan A	Dec 2020	Dec 2021	LIBOR + 2.25%	(e)	858,717	300,000		300,000	300,000
Revolving Secured Financing	Dec 2020	Dec 2021	LIBOR + 2.25%	(e)	—	100,000		—	—
					$7,958,342	$8,574,589		4,788,996	4,197,218
Unamortized net premium								2,599	2,640
Unamortized deferred financing costs								(40,672)	(45,732)
								$4,750,923	$4,154,126

(a)	Subject to certain conditions as defined in the respective facility agreement.
(b)

Maturity date for borrowings collateralized by loans is September 2018 before extension options and September 2021 assuming exercise of extension options.  Borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions and not to exceed September 2025.

(c)	The initial maximum facility size of $1.8 billion may be increased to $2.0 billion, subject to certain conditions.
(d)	The initial maximum facility size of $600.0 million may be increased to $1.0 billion at our option, subject to certain conditions.
(e)	Subject to borrower’s option to choose alternative benchmark based rates pursuant to the terms of the credit agreement.

(f)	The initial maximum facility size of $450.0 million may be increased to $650.0 million, subject to certain conditions.
(g)

Facility carries a rolling 11 month term which may reset monthly with the lender’s consent not to exceed December 2018. This facility carries no maximum facility size.  Amounts reflect the outstanding balance as of June 30, 2017.

(h)

Facility carries a rolling 12 month term which may reset monthly with the lender’s consent. Current maturity is June 2018. This facility carries no maximum facility size. Amounts reflect the outstanding balance as of June 30, 2017.

(i)	The date that is 270 days after the buyer delivers notice to seller, subject to a maximum date of May 2018.
(j)	Subject to a 25 basis point floor.

In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

In February 2017, we entered into a mortgage loan with maximum borrowings of $24.0 million to finance commercial real estate previously acquired by our Investing and Servicing Segment. This facility carries a term of five years with an annual interest rate of LIBOR + 2.00%.

In February 2017, we entered into a mortgage loan with maximum borrowings of $7.3 million as part of the Medical Office Portfolio Mortgages. This loan carries a five year initial term with two 12 month extension options and an annual interest rate of LIBOR + 2.50%.

In March 2017, we entered into a $125.0 million repurchase facility (“Lender 10 Repo 1”) to finance certain loans held-for-investment.  The facility carries a three year initial term with two one-year extension options and an annual interest rate of LIBOR + 2.00% to 2.75%.  In May 2017, we upsized the maximum facility size to $140.0 million utilizing an available accordion feature.

In March 2017, we amended the Lender 3 Repo 1 facility to extend the maturity from May 2017 to May 2018.

In June 2017, we entered into a $200.0 million repurchase facility (“Lender 11 Repo 1”) to finance certain mortgage loans held-for-sale.  The facility carries a two-year initial term with a one-year extension option and an initial annual interest rate of LIBOR + 2.75%.

Our secured financing agreements contain certain financial tests and covenants. As of June 30, 2017, we were in compliance with all such covenants.

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

	Repurchase	Other Secured
	Agreements	Financing	Total
2017 (remainder of)	$876,451	$34,118	$910,569
2018	894,295	68,064	962,359
2019	402,900	5,115	408,015
2020	578,062	346,675	924,737
2021	135,353	315,687	451,040
Thereafter	154,762	977,514	1,132,276
Total	$3,041,823	$1,747,173	$4,788,996

For the three and six months ended June 30, 2017, approximately $4.7 million and $9.4 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations. For the three and six months ended June 30, 2016, approximately $4.3 million and $8.2 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations.

The following table sets forth our outstanding balance of repurchase agreements related to the following asset collateral classes as of June 30, 2017 and December 31, 2016 (amounts in thousands):

Class of Collateral	June 30, 2017	December 31, 2016
Loans held-for-investment	$2,305,593	$1,890,925
Loans held-for-sale	176,382	34,024
Investment securities	559,848	551,328
	$3,041,823	$2,476,277

We seek to mitigate risks associated with our repurchase agreements by managing risk related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value.  The margin call provisions under the majority of our repurchase facilities, consisting of 59% of these agreements, do not permit valuation adjustments based on capital markets activity.  Instead, margin calls on these facilities are limited to collateral-specific credit marks.  To monitor credit risk associated with the performance and value of our loans and investments, our asset management team regularly reviews our investment portfolios and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary.  For repurchase agreements containing margin call provisions for general capital markets activity, approximately 19% of these pertain to our loans held-for-sale, for which we manage credit risk through the purchase of credit index instruments.  We further seek to manage risks associated with our repurchase agreements by matching the maturities and interest rate characteristics of our loans with the related repurchase agreements.

10. Unsecured Senior Notes

The following table is a summary of our unsecured senior notes outstanding as of June 30, 2017 and December 31, 2016 (dollars in thousands):

				Remaining
	Coupon	Effective	Maturity	Period of		Carrying Value at
	Rate	Rate (1)	Date	Amortization		June 30, 2017	December 31, 2016
2017 Convertible Notes	3.75%	5.86%	10/15/2017	0.3	years	$411,885	$411,885
2018 Convertible Notes	4.55%	6.10%	3/1/2018	0.7	years	369,981	599,981
2019 Convertible Notes	4.00%	5.35%	1/15/2019	1.5	years	341,363	341,363
2021 Senior Notes	5.00%	5.32%	12/15/2021	4.5	years	700,000	700,000
2023 Convertible Notes	4.38%	4.86%	4/1/2023	5.8	years	250,000	—
Total principal amount						2,073,229	2,053,229
Unamortized discount—Convertible Notes						(19,110)	(26,135)
Unamortized discount—Senior Notes						(8,864)	(9,728)
Unamortized deferred financing costs						(6,169)	(5,822)
Carrying amount of debt components						$2,039,086	$2,011,544
Carrying amount of conversion option equity components recorded in additional paid-in capital						$31,638	$45,988

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

Convertible Senior Notes

On March 29, 2017, we issued $250.0 million of 4.375% Convertible Senior Notes due 2023 (the “2023 Notes”) resulting in gross proceeds of $247.5 million.  At issuance, we allocated $243.7 million and $3.8 million of the carrying value of the 2023 Notes to its debt and equity components, respectively.  Also on March 29, 2017, the proceeds from the issuance of the 2023 Notes were used to repurchase $230.0 million of the 4.55% Convertible Senior Notes due 2018 (the “2018 Notes”) for $250.7 million. The repurchase price was allocated between the fair value of the liability component and the fair value of the equity component of the 2018 Notes at the repurchase date. The portion of the repurchase price attributable to the equity component totaled $18.1 million and was recognized as a reduction of additional paid-in capital during the six months ended June 30, 2017. The portion of the repurchase price attributable to the liability component exceeded the net carrying amount of the liability component by $5.9 million, which was recognized as a loss on extinguishment of debt in our condensed consolidated statement of operations during the six months ended June 30, 2017. The repurchase of the 2018 Notes was not considered part of the repurchase program approved by our board of directors (refer to Note 16) and therefore does not reduce our available capacity for future repurchases under the repurchase program. There were no repurchases of Convertible Notes during the six months ended June 30, 2016.

On October 8, 2014, we issued $431.3 million of 3.75% Convertible Senior Notes due 2017 (the “2017 Notes”). On February 15, 2013, we issued $600.0 million of 4.55% Convertible Senior Notes due 2018 (the “2018 Notes”). On July 3, 2013, we issued $460.0 million of 4.00% Convertible Senior Notes due 2019 (the “2019 Notes”).

The following table details the conversion attributes of our Convertible Notes outstanding as of June 30, 2017 (amounts in thousands, except rates):

	June 30, 2017		Conversion Spread Value - Shares (3)
	Conversion	Conversion	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Rate (1)	Price (2)	2017	2016	2017	2016
2017 Notes	41.7397	$23.96	—	—	—	—
2018 Notes	47.7946	$20.92	1,162	—	1,157	—
2019 Notes	50.4531	$19.82	1,980	441	1,971	456
2023 Notes	38.5959	$25.91	—	—	—	—
			3,142	441	3,128	456

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

(2)	As of June 30, 2017 and 2016, the market price of the Company’s common stock was $22.39 and $20.72 per share, respectively.

(3)

The conversion spread value represents the portion of the convertible senior notes that are “in-the-money”, representing the value that would be delivered to investors in shares upon an assumed conversion.

The if-converted values of the 2018 Notes and 2019 Notes exceeded their principal amounts by $26.0 million and $44.3 million, respectively, at June 30, 2017 as the closing market price of the Company’s common stock of $22.39 per share exceeded the implicit conversion prices of $20.92 and $19.82 per share, respectively. However, the if‑converted values of the 2017 Notes and 2023 Notes were less than their principal amounts by $27.0 million and $34.0 million, respectively, at June 30, 2017 as the closing market price of the Company’s common stock was less than the implicit conversion prices of $23.96 and $25.91 per share, respectively.

The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash.  As such, only the conversion spread value, if any, is included in the computation of diluted EPS.

Conditions for Conversion

Prior to September 1, 2017 for the 2018 Notes, July 15, 2018 for the 2019 Notes and October 1, 2022 for the 2023 Notes, the Convertible Notes will be convertible only upon satisfaction of one or more of the following conditions: (1) the closing market price of the Company’s common stock is at least 110%, in the case of the 2023 Notes, or 130%, in the case of the 2018 Notes and the 2019 Notes, of the conversion price of the respective Convertible Notes for at least 20 out of 30 trading days prior to the end of the preceding fiscal quarter, (2) the trading price of the Convertible Notes is less than 98% of the product of (i) the conversion rate and (ii) the closing price of the Company’s common stock during any five consecutive trading day period, (3) the Company issues certain equity instruments at less than the 10-day average closing market price of its common stock or the per-share value of certain distributions exceeds the market price of the Company’s common stock by more than 10% or (4) certain other specified corporate events (significant consolidation, sale, merger, share exchange, fundamental change, etc.) occur.

On or after September 1, 2017, in the case of the 2018 Notes, July 15, 2018, in the case of the 2019 Notes, and October 1, 2022, in the case of the 2023 Notes, holders may convert each of their Convertible Notes at the applicable conversion rate at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. On April 15, 2017, the 2017 Notes entered the open conversion period and may be converted at any time through their maturity date of October 15, 2017.

11. Loan Securitization/Sale Activities

As described below, we regularly sell loans and notes under various strategies. We evaluate such sales as to whether they meet the criteria for treatment as a sale—legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint, and transfer of control.

Within the Investing and Servicing Segment, we originate commercial mortgage loans with the intent to sell these mortgage loans to VIEs for the purposes of securitization. These VIEs then issue CMBS that are collateralized in part by these assets, as well as other assets transferred to the VIE. In certain instances, we retain a subordinated interest in the VIE and serve as special servicer for the VIE. The following summarizes the fair value and par value of loans sold from our conduit platform, as well as the amount of sale proceeds used in part to repay the outstanding balance of the repurchase agreements associated with these loans for the three and six months ended June 30, 2017 and 2016 (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Fair value of loans sold	$291,182	$218,369	$470,478	$475,333
Par value of loans sold	272,293	204,960	440,857	456,862
Repayment of repurchase agreements	206,461	153,574	332,979	342,781

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

			Loan Transfers
	Loan Transfers Accounted		Accounted for as Secured
	for as Sales		Borrowings
	Face Amount	Proceeds	Face Amount	Proceeds
For the Three Months Ended June 30,
2017	$—	$—	$—	$—
2016	23,977	23,394	—	—
For the Six Months Ended June 30,
2017	$38,750	$37,079	$—	$—
2016	122,514	121,276	—	—

During the three and six months ended June 30, 2017 and 2016, gains (losses) recognized by the Lending Segment on sales of loans were not material.

12. Derivatives and Hedging Activity

Risk Management Objective of Using Derivatives

We are exposed to certain risks arising from both our business operations and economic conditions. Refer to Note 13 to the consolidated financial statements included in our Form 10-K for further discussion of our risk management objectives and policies.

Designated Hedges

In connection with our repurchase agreements, we have entered into six outstanding interest rate swaps that have been designated as cash flow hedges of the interest rate risk associated with forecasted interest payments. As of June 30, 2017, the aggregate notional amount of our interest rate swaps designated as cash flow hedges of interest rate risk totaled $50.5 million. Under these agreements, we will pay fixed monthly coupons at fixed rates ranging from 0.60% to 1.52% of the notional amount to the counterparty and receive floating rate LIBOR. Our interest rate swaps designated as cash flow hedges of interest rate risk have maturities ranging from August 2017 to May 2021.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2017 and 2016, we did not recognize any hedge ineffectiveness in earnings.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the associated variable-rate debt. Over the next 12 months, we estimate that an immaterial amount will be reclassified as a decrease to interest expenses. We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of 47 months.

Non-designated Hedges

We have entered into a series of forward contracts whereby we agreed to sell an amount of foreign currency for an agreed upon amount of USD at various dates through July 2020. We entered into these forward contracts to economically fix the USD amounts of foreign denominated cash flows expected to be received by us related to certain foreign denominated loan investments and properties.

The following table summarizes our non-designated foreign exchange (“Fx”) forwards, interest rate contracts, and credit index instruments as of June 30, 2017 (notional amounts in thousands):

Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx contracts – Buy Danish Krone ("DKK")	1	5,947	DKK	September 2017
Fx contracts – Buy Euros ("EUR")	2	1,728	EUR	September 2017
Fx contracts – Buy Norwegian Krone ("NOK")	1	836	NOK	September 2017
Fx contracts – Buy Swedish Krona ("SEK")	1	1,138	SEK	September 2017
Fx contracts – Sell DKK	1	5,960	DKK	September 2017
Fx contracts – Sell EUR (1)	49	289,453	EUR	August 2017 – June 2020
Fx contracts – Sell Pounds Sterling ("GBP")	133	236,257	GBP	July 2017 – July 2020
Fx contracts – Sell NOK	1	836	NOK	September 2017
Fx contracts – Sell SEK	1	1,317	SEK	September 2017
Interest rate swaps – Paying fixed rates	58	898,640	USD	April 2019 – July 2027
Interest rate swaps – Receiving fixed rates	2	9,600	USD	July 2017 – May 2027
Interest rate caps	2	294,000	EUR	May 2020
Interest rate caps	7	60,066	USD	June 2018 – October 2021
Interest rate swaption	1	232,500	USD	November 2017
Credit index instruments	10	59,000	USD	September 2058 – November 2059
Total	270

(1)

Includes 36 Fx contracts entered into to hedge our Euro currency exposure created by our acquisition of the Ireland Portfolio.  As of June 30, 2017, these contracts have an aggregate notional amount of €233.6 million and varying maturities through June 2020.

The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016 (amounts in thousands):

	Fair Value of Derivatives		Fair Value of Derivatives
	in an Asset Position (1) as of		in a Liability Position (2) as of
	June 30,	December 31,	June 30,	December 31,
	2017	2016	2017	2016
Derivatives designated as hedging instruments:
Interest rate swaps	$59	$30	$7	$56
Total derivatives designated as hedging instruments	59	30	7	56
Derivatives not designated as hedging instruments:
Interest rate contracts	26,921	26,591	34	3,484
Foreign exchange contracts	17,786	62,295	8,010	364
Credit index instruments	1,312	445	—	—
Total derivatives not designated as hedging instruments	46,019	89,331	8,044	3,848
Total derivatives	$46,078	$89,361	$8,051	$3,904

(1)	Classified as derivative assets in our condensed consolidated balance sheets.

(2)	Classified as derivative liabilities in our condensed consolidated balance sheets.

The tables below present the effect of our derivative financial instruments on the condensed consolidated statements of operations and of comprehensive income for the three and six months ended June 30, 2017 and 2016 (amounts in thousands):

		Gain (Loss)
	Gain (Loss)	Reclassified	Gain (Loss)
	Recognized	from AOCI	Recognized
Derivatives Designated as Hedging Instruments	in OCI	into Income	in Income	Location of Gain (Loss)
For the Three Months Ended June 30,	(effective portion)	(effective portion)	(ineffective portion)	Recognized in Income
2017	$1	$(1)	$—	Interest expense
2016	$(136)	$(88)	$—	Interest expense

For the Six Months Ended June 30,
2017	$48	$(30)	$—	Interest expense
2016	$(504)	$(183)	$—	Interest expense

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Recognized in Income for the		Recognized in Income for the
Derivatives Not Designated	Location of Gain (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
as Hedging Instruments	Recognized in Income	2017	2016	2017	2016
Interest rate contracts	(Loss) gain on derivative financial instruments	$(7,822)	$(7,273)	$(6,354)	$(25,273)
Foreign exchange contracts	(Loss) gain on derivative financial instruments	(29,422)	27,899	(35,164)	21,349
Credit index instruments	(Loss) gain on derivative financial instruments	(342)	(373)	(417)	(541)
		$(37,586)	$20,253	$(41,935)	$(4,465)

13. Offsetting Assets and Liabilities

The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

				(iv)
				Gross Amounts Not
				Offset in the Statement
		(ii)	(iii) = (i) - (ii)	of Financial Position
		Gross Amounts	Net Amounts		Cash
	(i)	Offset in the	Presented in		Collateral
	Gross Amounts	Statement of	the Statement of	Financial	Received /	(v) = (iii) - (iv)
	Recognized	Financial Position	Financial Position	Instruments	Pledged	Net Amount
As of June 30, 2017
Derivative assets	$46,078	$—	$46,078	$7,613	$—	$38,465
Derivative liabilities	$8,051	$—	$8,051	$7,613	$—	$438
Repurchase agreements	3,041,823	—	3,041,823	3,041,823	—	—
	$3,049,874	$—	$3,049,874	$3,049,436	$—	$438
As of December 31, 2016
Derivative assets	$89,361	$—	$89,361	$491	$—	$88,870
Derivative liabilities	$3,904	$—	$3,904	$491	$3,413	$—
Repurchase agreements	2,476,277	—	2,476,277	2,476,277	—	—
	$2,480,181	$—	$2,480,181	$2,476,768	$3,413	$—

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

We also hold controlling interests in certain other entities that are considered VIEs, which were established to facilitate the purchase of certain properties acquired with third party minority interest partners. We are the primary beneficiaries of these VIEs as we possess both the power to direct the activities of the VIEs that most significantly impact their economic performance and hold significant economic interests.  These VIEs had assets of $179.3 million and liabilities of $117.7 million as of June 30, 2017.

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

As of June 30, 2017, two of our CDO structures were in default, one of which entered default during the three months ended June 30, 2017.  Pursuant to the underlying indentures, the rights of the variable interest holders change upon default of a CDO such that the trustee or senior note holders are allowed to exercise certain rights, including liquidation of the collateral, which at that time, is the activity which would most significantly impact the CDO’s economic performance. Further, when the CDO is in default, the collateral administrator no longer has the option to purchase securities from the CDO. In cases where the CDO is in default and we do not have the ability to exercise rights which would most significantly impact the CDO’s economic performance, we do not consolidate the VIE. During the quarter ended June 30, 2017, we deconsolidated the CDO that went into default, resulting in a reduction to each of VIE assets and VIE liabilities of $467.1 million. The carrying value of our investment in this CDO was zero at the time of deconsolidation and at June 30, 2017.  As of June 30, 2017, neither of these CDO structures were consolidated.

As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of June 30, 2017, our maximum risk of loss related to securitization VIEs in which we were not the primary beneficiary was $13.8 million on a fair value basis.

As of June 30, 2017, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances of $5.7 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.

We also hold passive non-controlling interests in certain unconsolidated entities that are considered VIEs. We are not the primary beneficiaries of these VIEs as we do not possess the power to direct the activities of the VIEs that most significantly impact their economic performance and therefore report our interests, which totaled $137.0 million as of June 30, 2017, within investment in unconsolidated entities on our condensed consolidated balance sheet.  Our maximum risk of loss is limited to our carrying value of the investments of $137.0 million plus $15.5 million of unfunded commitments related to one of these VIEs.

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

Base Management Fee.  For the three months ended June 30, 2017 and 2016, approximately $16.9 million and $15.1 million, respectively, was incurred for base management fees. For the six months ended June 30, 2017 and 2016, approximately $33.8 million and $30.2 million, respectively, was incurred for base management fees. As of June 30, 2017 and December 31, 2016, there were $16.9 million and $15.7 million, respectively, of unpaid base management fees included in related-party payable in our condensed consolidated balance sheets.

Incentive Fee.  For the three months ended June 30, 2017 and 2016, approximately $4.3 million and $2.9 million, respectively, was incurred for incentive fees. For the six months ended June 30, 2017 and 2016, approximately $9.8 million and $7.5 million, respectively, was incurred for incentive fees. As of June 30, 2017 and December 31, 2016, approximately $4.3 million and $19.0 million, respectively, of unpaid incentive fees were included in related-party payable in our condensed consolidated balance sheets.

Expense Reimbursement.  For the three months ended June 30, 2017 and 2016, approximately $1.3 million and $1.5 million, respectively, was incurred for executive compensation and other reimbursable expenses and recognized within general and administrative expenses in our condensed consolidated statements of operations. For the six months ended June 30, 2017 and 2016, approximately $2.8 million and $2.6 million, respectively, was incurred for executive compensation and other reimbursable expenses. As of June 30, 2017 and December 31, 2016, approximately $1.5 million and $3.0 million, respectively, of unpaid reimbursable executive compensation and other expenses were included in related-party payable in our condensed consolidated balance sheets.

Equity Awards. In certain instances, we issue RSAs to certain employees of affiliates of our Manager who perform services for us.  During the three months ended June 30, 2017 and 2016, there were no RSAs granted. Expenses related to the vesting of awards to employees of affiliates of our Manager were $0.8 million and $0.6 million during the three months ended June 30, 2017 and 2016, respectively, and are reflected in general and administrative expenses in our condensed consolidated statements of operations. During the six months ended June 30, 2017 and 2016, we granted 138,264 and 169,104 RSAs, respectively, at grant date fair values of $3.1 million and $3.3 million, respectively. Expenses related to the vesting of awards to employees of affiliates of our Manager were $1.4 million and $1.0 million during the six months ended June 30, 2017 and 2016, respectively. These shares generally vest over a three-year period.

Manager Equity Plan

In March 2017, we granted 1,000,000 RSUs to our Manager under the Starwood Property Trust, Inc. Manager Equity Plan (“Manager Equity Plan”). In May 2015, we granted 675,000 RSUs to our Manager under the Manager Equity Plan. In connection with these grants and prior similar grants, we recognized share-based compensation expense of $2.9 million and $5.3 million within management fees in our condensed consolidated statements of operations for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, we recognized $4.4 million and $10.1 million, respectively, related to these awards. Refer to Note 16 for further discussion of these grants.

In May 2017, the Company’s shareholders approved the Starwood Property Trust, Inc. 2017 Manager Equity Plan (the “2017 Manager Equity Plan”) which replaces the Manager Equity Plan. Refer to Note 16 for further discussion.

Investments in Loans and Securities

In March 2017, we were fully repaid $59.0 million upon the maturity of a subordinate single-borrower CMBS that we acquired in March 2015.  The bond was secured by 85 U.S. hotel properties, and the borrower was an affiliate of Starwood Distressed Opportunity Fund IX, an affiliate of our Manager.

In May 2017, our conduit business acquired certain commercial real estate loans from an unaffiliated third party for an aggregate purchase price of $50.0 million.  The underlying borrowers are affiliates of our Manager.  Of the $50.0 million, which was included within loans held-for-sale in our condensed consolidated balance sheet at June 30, 2017, $15.0 million was sold subsequent to June 30, 2017, and the remaining $35.0 million is expected to be sold later this year into securitization transactions.

In June 2017, we amended a £75.0 million first mortgage for the development of a three-property mixed use portfolio located in Greater London, which we co-originated with SEREF, an affiliate of our Manager, in 2016. The amendment reduced the first mortgage’s total commitment to £69.3 million, of which our share is £55.4 million.  The loan matures in June 2019.

Acquisitions from Consolidated CMBS Trusts

Our Investing and Servicing Segment acquires interests in properties for its REO Portfolio from CMBS trusts, some of which are consolidated as VIEs on our balance sheet.  Acquisitions from consolidated VIEs are reflected as repayment of debt of consolidated VIEs in our condensed consolidated statements of cash flows.  During the three months ended June 30, 2017 and 2016, we acquired $19.7 million and $60.5 million, respectively, of net real estate assets from consolidated CMBS trusts. During the six months ended June 30, 2017 and 2016, we acquired $19.7 million and $85.1 million, respectively, of net real estate assets from consolidated CMBS trusts. During the three and six months ended June 30, 2016, we issued non-controlling interests of $2.4 million and $5.5 million, respectively, in connection with these acquisitions.  No non-controlling interests were issued during the six months ended June 30, 2017. Refer to Note 3 for further discussion of these acquisitions.

Refer to Note 16 to the consolidated financial statements included in our Form 10-K for further discussion of related-party agreements.

16. Stockholders’ Equity

During the six months ended June 30, 2017, our board of directors declared the following dividends:

Declaration Date	Record Date	Ex-Dividend Date	Payment Date	Amount	Frequency
5/9/17	6/30/17	6/28/17	7/14/17	$0.48	Quarterly
2/23/17	3/31/17	3/29/17	4/14/17	$0.48	Quarterly

During the six months ended June 30, 2017 and 2016, there were no shares issued under our At-The-Market Equity Offering Sales Agreement.  During the six months ended June 30, 2017 and 2016, shares issued under the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) were not material.

In February 2017, our board of directors extended the term of our $500.0 million common stock and Convertible Note repurchase program through January 2019.  Refer to Note 17 to the consolidated financial statements included in our Form 10-K for further information regarding the repurchase program.  During the six months ended June 30, 2016, we repurchased 1,052,889 shares of common stock for $19.7 million and no Convertible Notes under our repurchase program.  There were no share repurchases or Convertible Note repurchases under the repurchase program during the six months ended June 30, 2017.  The repurchase of the 2018 Notes discussed in Note 10 was not considered part of the repurchase program and therefore does not reduce our available capacity for future repurchases under the repurchase program. As of June 30, 2017, we had $262.2 million of remaining capacity to repurchase common stock and/or Convertible Notes under the repurchase program through January 2019.

Equity Incentive Plans

In May 2017, the Company’s shareholders approved the 2017 Manager Equity Plan and the Starwood Property Trust, Inc. 2017 Equity Plan (the “2017 Equity Plan”), which allow for the issuance of up to 11,000,000 stock options, stock appreciation rights, RSAs, RSUs or other equity-based awards or any combination thereof to the Manager, directors, employees, consultants or any other party providing services to the Company. The 2017 Manager Equity Plan succeeds and replaces the Manager Equity Plan and the 2017 Equity Plan succeeds and replaces the Starwood Property Trust, Inc. Equity Plan (the “Equity Plan”) and the Starwood Property Trust, Inc. Non-Executive Director Stock Plan (the “Non-Executive Director Stock Plan”).

The table below summarizes our share awards granted or vested under the Manager Equity Plan and 2017 Manager Equity Plan during the six months ended June 30, 2017 and 2016 (dollar amounts in thousands):

Grant Date	Type	Amount Granted	Grant Date Fair Value	Vesting Period
March 2017	RSU	1,000,000	$22,240	3 years
May 2015	RSU	675,000	16,511	3 years
January 2014	RSU	489,281	14,776	3 years
January 2014	RSU	2,000,000	55,420	3 years

As of June 30, 2017, there were 11.0 million shares available for future grants under the 2017 Manager Equity Plan and the 2017 Equity Plan.

Schedule of Non-Vested Shares and Share Equivalents (1)

		2017		Weighted Average
	2017	Manager		Grant Date Fair
	Equity Plan	Equity Plan	Total	Value (per share)
Balance as of January 1, 2017	539,124	281,250	820,374	$22.34
Granted	548,160	1,000,000	1,548,160	22.27
Vested	(178,136)	(195,833)	(373,969)	22.06
Forfeited	(34,531)	—	(34,531)	22.56
Balance as of June 30, 2017	874,617	1,085,417	1,960,034	22.30

(1)

Equity-based award activity for awards granted under the Equity Plan and Non-Executive Director Stock Plan is reflected within the 2017 Equity Plan column, and for awards granted under the Manager Equity Plan, within the 2017 Manager Equity Plan column.

17. Earnings per Share

The following table provides a reconciliation of net income and the number of shares of common stock used in the computation of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic Earnings
Income attributable to STWD common stockholders	$117,380	$111,473	$219,738	$138,130
Less: Income attributable to participating shares	(828)	(580)	(1,728)	(1,287)
Basic earnings	$116,552	$110,893	$218,010	$136,843

Diluted Earnings
Basic — Income attributable to STWD common stockholders	$117,380	$111,473	$219,738	$138,130
Less: Income attributable to participating shares	(828)	(580)	(1,728)	(1,287)
Add: Undistributed earnings to participating shares	—	—	—	—
Less: Undistributed earnings reallocated to participating shares	—	—	—	—
Diluted earnings	$116,552	$110,893	$218,010	$136,843

Number of Shares:
Basic — Average shares outstanding	259,472	237,060	259,236	236,808
Effect of dilutive securities — Convertible Notes	3,142	441	3,128	456
Effect of dilutive securities — Contingently issuable shares	96	70	96	70
Effect of dilutive securities — Unvested non-participating shares	141	26	104	33
Diluted — Average shares outstanding	262,851	237,597	262,564	237,367

Earnings Per Share Attributable to STWD Common Stockholders:
Basic	$0.45	$0.47	$0.84	$0.58
Diluted	$0.44	$0.47	$0.83	$0.58

As of June 30, 2017 and 2016, participating shares of 1.7 million and 1.2 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above.

Additionally, as of June 30, 2017, there were 61.7 million potential shares of common stock contingently issuable upon the conversion of the Convertible Notes.  The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash.  As a result, this principal amount, representing 58.6 million shares at June 30, 2017, was not included in the computation of diluted EPS.  However, as discussed in Note 10, the conversion options associated with the 2018 Notes and 2019 Notes are “in-the-money” as the if-converted values of the 2018 Notes and 2019 Notes exceeded their principal amounts by $26.0 million and $44.3 million, respectively, at June 30, 2017. The dilutive effect to EPS is determined by dividing this “conversion spread value” by the average share price. The “conversion spread value” is the value that would be delivered to investors in shares based on the terms of the Convertible Notes, upon an assumed conversion. In calculating the dilutive effect of these shares, the treasury stock method was used and resulted in a dilution of 3.1 million shares for the three and six months ended June 30, 2017. The conversion options associated with the 2017 Notes and 2023 Notes are “out-of-the-money” because the if-converted values of the 2017 Notes and 2023 Notes were less than their principal amounts by $27.0 million and $34.0 million, respectively, at June 30, 2017; therefore, there was no dilutive effect to EPS for the 2017 Notes and 2023 Notes.

18. Accumulated Other Comprehensive Income

The changes in AOCI by component are as follows (amounts in thousands):

		Cumulative
		Unrealized Gain
	Effective Portion of	(Loss) on	Foreign
	Cumulative Loss on	Available-for-	Currency
	Cash Flow Hedges	Sale Securities	Translation	Total
Three Months Ended June 30, 2017
Balance at April 1, 2017	$50	$46,775	$(6,758)	$40,067
OCI before reclassifications	1	4,917	11,005	15,923
Amounts reclassified from AOCI	1	(10)	—	(9)
Net period OCI	2	4,907	11,005	15,914
Balance at June 30, 2017	$52	$51,682	$4,247	$55,981
Three Months Ended June 30, 2016
Balance at April 1, 2016	$(338)	$33,907	$(112)	$33,457
OCI before reclassifications	(136)	5,951	(6,733)	(918)
Amounts reclassified from AOCI	88	—	—	88
Net period OCI	(48)	5,951	(6,733)	(830)
Balance at June 30, 2016	$(386)	$39,858	$(6,845)	$32,627
Six Months Ended June 30, 2017
Balance at January 1, 2017	$(26)	$44,929	$(8,765)	$36,138
OCI before reclassifications	48	6,848	13,012	19,908
Amounts reclassified from AOCI	30	(95)	—	(65)
Net period OCI	78	6,753	13,012	19,843
Balance at June 30, 2017	$52	$51,682	$4,247	$55,981
Six Months Ended June 30, 2016
Balance at January 1, 2016	$(65)	$37,307	$(7,513)	$29,729
OCI before reclassifications	(504)	2,551	668	2,715
Amounts reclassified from AOCI	183	—	—	183
Net period OCI	(321)	2,551	668	2,898
Balance at June 30, 2016	$(386)	$39,858	$(6,845)	$32,627

The reclassifications out of AOCI impacted the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 as follows (amounts in thousands):

	Amounts Reclassified from		Amounts Reclassified from
	AOCI during the Three Months		AOCI during the Six Months		Affected Line Item
	Ended June 30,		Ended June 30,		in the Statements
Details about AOCI Components	2017	2016	2017	2016	of Operations
Losses on cash flow hedges:
Interest rate contracts	$(1)	$(88)	$(30)	$(183)	Interest expense
Unrealized gains on available-for-sale securities:
Interest realized upon collection	10	—	95	—	Interest income from investment securities
Total reclassifications for the period	$9	$(88)	$65	$(183)

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

Fair Value Disclosures

The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the condensed consolidated balance sheets by their level in the fair value hierarchy as of June 30, 2017 and December 31, 2016 (amounts in thousands):

	June 30, 2017
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$610,116	$—	$—	$610,116
RMBS	256,397	—	—	256,397
CMBS	13,848	—	—	13,848
Equity security	12,887	12,887	—	—
Domestic servicing rights	38,648	—	—	38,648
Derivative assets	46,078	—	46,078	—
VIE assets	53,902,715	—	—	53,902,715
Total	$54,880,689	$12,887	$46,078	$54,821,724
Financial Liabilities:
Derivative liabilities	$8,051	$—	$8,051	$—
VIE liabilities	52,864,038	—	50,699,445	2,164,593
Total	$52,872,089	$—	$50,707,496	$2,164,593

	December 31, 2016
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$63,279	$—	$—	$63,279
RMBS	253,915	—	—	253,915
CMBS	31,546	—	—	31,546
Equity security	12,177	12,177	—	—
Domestic servicing rights	55,082	—	—	55,082
Derivative assets	89,361	—	89,361	—
VIE assets	67,123,261	—	—	67,123,261
Total	$67,628,621	$12,177	$89,361	$67,527,083
Financial Liabilities:
Derivative liabilities	$3,904	$—	$3,904	$—
VIE liabilities	66,130,592	—	63,545,223	2,585,369
Total	$66,134,496	$—	$63,549,127	$2,585,369

The changes in financial assets and liabilities classified as Level III are as follows for the three and six months ended June 30, 2017 and 2016 (amounts in thousands):

				Domestic
	Loans			Servicing		VIE
Three Months Ended June 30, 2017	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
April 1, 2017 balance	$340,266	$249,419	$15,472	$46,649	$60,185,851	$(2,161,295)	$58,676,362
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	15,406	—	(2,343)	(8,001)	(5,702,684)	213,503	(5,484,119)
OTTI	—	(109)	—	—	—	—	(109)
Net accretion	—	3,302	—	—	—	—	3,302
Included in OCI	—	4,907	—	—	—	—	4,907
Purchases / Originations	557,068	7,433	—	—	—	—	564,501
Sales	(291,182)	—	(700)	—	—	—	(291,882)
Issuances	—	—	—	—	—	(5,429)	(5,429)
Cash repayments / receipts	(11,442)	(8,555)	(1,322)	—	—	(5,240)	(26,559)
Transfers into Level III	—	—	—	—	—	(319,457)	(319,457)
Transfers out of Level III	—	—	—	—	—	34,288	34,288
Consolidation of VIEs	—	—	—	—	—	—	—
Deconsolidation of VIEs	—	—	2,741	—	(580,452)	79,037	(498,674)
June 30, 2017 balance	$610,116	$256,397	$13,848	$38,648	$53,902,715	$(2,164,593)	$52,657,131
Amount of total gains (losses) included in earnings attributable to assets still held at June 30, 2017	$(3,291)	$3,186	$396	$(8,001)	$(5,702,684)	$213,503	$(5,496,891)

				Domestic
	Loans			Servicing		VIE
Three Months Ended June 30, 2016	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
April 1, 2016 balance	$154,225	$210,898	$96,724	$95,492	$85,115,662	$(3,038,534)	$82,634,467
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	13,235	—	1,349	(12,191)	(4,250,779)	57,477	(4,190,909)
Net accretion	—	3,742	—	—	—	—	3,742
Included in OCI	—	5,951	—	—	—	—	5,951
Purchases / Originations	288,186	46,866	24,403	—	—	—	359,455
Sales	(218,369)	—	(1,269)	—	—	—	(219,638)
Cash repayments / receipts	(171)	(16,197)	(7,142)	—	—	14,922	(8,588)
Transfers into Level III	—	—	—	—	—	(557,543)	(557,543)
Transfers out of Level III	—	—	—	—	—	35,759	35,759
Consolidation of VIEs	—	—	—	—	1,746,946	(53,252)	1,693,694
Deconsolidation of VIEs	—	—	275	—	(2,535,712)	519	(2,534,918)
June 30, 2016 balance	$237,106	$251,260	$114,340	$83,301	$80,076,117	$(3,540,652)	$77,221,472
Amount of total gains (losses) included in earnings attributable to assets still held at June 30, 2016	$1,810	$3,742	$2,208	$(12,191)	$(4,250,779)	$57,477	$(4,197,733)

				Domestic
	Loans			Servicing		VIE
Six Months Ended June 30, 2017	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
January 1, 2017 balance	$63,279	$253,915	$31,546	$55,082	$67,123,261	$(2,585,369)	$64,941,714
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	25,999	—	(3,686)	(16,434)	(12,239,909)	598,484	(11,635,546)
OTTI	—	(109)	—	—	—	—	(109)
Net accretion	—	7,188	—	—	—	—	7,188
Included in OCI	—	6,753	—	—	—	—	6,753
Purchases / Originations	1,002,955	7,433	—	—	—	—	1,010,388
Sales	(470,478)	—	(11,134)	—	—	—	(481,612)
Issuances	—	—	—	—	—	(10,188)	(10,188)
Cash repayments / receipts	(11,639)	(18,783)	(7,088)	—	—	(36,036)	(73,546)
Transfers into Level III	—	—	—	—	—	(383,427)	(383,427)
Transfers out of Level III	—	—	—	—	—	163,740	163,740
Consolidation of VIEs	—	—	—	—	1,127,952	—	1,127,952
Deconsolidation of VIEs	—	—	4,210	—	(2,108,589)	88,203	(2,016,176)
June 30, 2017 balance	$610,116	$256,397	$13,848	$38,648	$53,902,715	$(2,164,593)	$52,657,131
Amount of total (losses) gains included in earnings attributable to assets still held at June 30, 2017	$(3,291)	$6,973	$228	$(16,434)	$(12,239,909)	$598,484	$(11,653,949)

				Domestic
	Loans			Servicing		VIE
Six Months Ended June 30, 2016	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
January 1, 2016 balance	$203,865	$176,224	$212,981	$119,698	$76,675,689	$(2,552,448)	$74,836,009
Impact of ASU 2015-02 adoption (1)	—	—	—	(17,467)	17,467	—	—
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	20,126	—	2,316	(18,930)	(8,340,280)	293,600	(8,043,168)
Net accretion	—	7,157	—	—	—	—	7,157
Included in OCI	—	2,551	—	—	—	—	2,551
Purchases / Originations	488,756	88,336	57,576	—	—	—	634,668
Sales	(475,333)	—	(1,269)	—	—	—	(476,602)
Issuances	—	—	—	—	—	(596)	(596)
Cash repayments / receipts	(308)	(23,008)	(19,445)	—	—	20,772	(21,989)
Transfers into Level III	—	—	—	—	—	(972,587)	(972,587)
Transfers out of Level III	—	—	—	—	—	146,724	146,724
Consolidation of VIEs	—	—	(138,342)	—	16,850,221	(483,905)	16,227,974
Deconsolidation of VIEs	—	—	523	—	(5,126,980)	7,788	(5,118,669)
June 30, 2016 balance	$237,106	$251,260	$114,340	$83,301	$80,076,117	$(3,540,652)	$77,221,472
Amount of total gains (losses) included in earnings attributable to assets still held at June 30, 2016	$1,810	$7,157	$3,778	$(18,930)	$(8,340,280)	$293,600	$(8,052,865)

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

The following table presents the fair values, all of which are classified in Level III of the fair value hierarchy, of our financial instruments not carried at fair value on the condensed consolidated balance sheets (amounts in thousands):

	June 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets not carried at fair value:
Loans held-for-investment and loans transferred as secured borrowings	$6,211,075	$6,300,054	$5,882,995	$5,934,219
HTM securities	465,802	463,279	509,980	504,165
Financial liabilities not carried at fair value:
Secured financing agreements and secured borrowings on transferred loans	$4,750,923	$4,739,010	$4,189,126	$4,198,136
Unsecured senior notes	2,039,086	2,113,480	2,011,544	2,088,374

The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Carrying Value at	Valuation	Unobservable	Range as of (1)
	June 30, 2017	Technique	Input	June 30, 2017	December 31, 2016
Loans held-for-sale, fair value option	$610,116	Discounted cash flow	Yield (b)	4.5% - 5.8%	5.0% - 5.7%
			Duration (c)	2.7 - 12.3 years	10.0 years
RMBS	256,397	Discounted cash flow	Constant prepayment rate (a)	2.6% - 20.5%	2.8% - 17.0%
			Constant default rate (b)	0.9% - 5.9%	1.1% - 8.1%
			Loss severity (b)	18% - 79% (e)	12% - 79% (e)
			Delinquency rate (c)	4% - 32%	2% - 29%
			Servicer advances (a)	20% - 83%	23% - 94%
			Annual coupon deterioration (b)	0% - 1.0%	0% - 0.6%
			Putback amount per projected total collateral loss (d)	0% - 15%	0% - 15%
CMBS	13,848	Discounted cash flow	Yield (b)	0% - 565.0%	0% - 172.0%
			Duration (c)	0 - 8.7 years	0 - 18.7 years
Domestic servicing rights	38,648	Discounted cash flow	Debt yield (a)	7.75%	7.75%
			Discount rate (b)	15%	15%
			Control migration (b)	0% - 80%	0% - 80%
VIE assets	53,902,715	Discounted cash flow	Yield (b)	0% - 587.7%	0% - 960.4%
			Duration (c)	0 - 12.6 years	0 - 12.0 years
VIE liabilities	2,164,593	Discounted cash flow	Yield (b)	0% - 587.7%	0% - 960.4%
			Duration (c)	0 - 12.6 years	0 - 12.0 years

(1)	The ranges of significant unobservable inputs are represented in percentages and years.

Sensitivity of the Fair Value to Changes in the Unobservable Inputs

(a)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
(b)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.
(c)

Significant increase (decrease) in the unobservable input in isolation would result in either a significantly lower or higher (higher or lower) fair value measurement depending on the structural features of the security in question.

(d)	Any delay in the putback recovery date leads to a decrease in fair value for the majority of securities in our RMBS portfolio.
(e)	86% and 57% of the portfolio falls within a range of 45%-80% as of June 30, 2017 and December 31, 2016, respectively.

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

Our TRSs engage in various real estate related operations, including special servicing of commercial real estate, originating and securitizing commercial mortgage loans, and investing in entities which engage in real estate related operations. The majority of our TRSs are held within the Investing and Servicing Segment.  As of June 30, 2017 and December 31, 2016, approximately $807.6 million and $634.4 million, respectively, of the Investing and Servicing Segment’s assets, including $81.7 million and $181.0 million in cash, respectively, were owned by TRS entities. Our TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.

The following table is a reconciliation of our U.S. federal income tax determined using our statutory federal tax rate to our reported income tax (benefit) provision for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017		2016		2017		2016
Federal statutory tax rate	$46,439	35.0%	$39,472	35.0%	$82,094	35.0%	$48,971	35.0%
REIT and other non-taxable income	(37,000)	(27.9)%	(39,171)	(34.7)%	(73,425)	(31.2)%	(48,135)	(34.4)%
State income taxes	20	—%	72	0.1%	(119)	(0.1)%	(23)	—%
Federal benefit of state tax deduction	(7)	—%	(25)	(0.1)%	42	—%	8	—%
Valuation allowance	—	—%	—	—%	—	—%	—	—%
Other	—	—%	358	0.3%	(123)	(0.1)%	(21)	—%
Effective tax rate	$9,452	7.1%	$706	0.6%	$8,469	3.6%	$800	0.6%

During the three and six months ended June 30, 2017, we recognized $25.7 million in earnings from unconsolidated entities related to our interest in an investor entity which owns equity in an online real estate company (see Note 7). Our investment in this entity is held within a TRS. In calculating our effective tax rate for the three and six months ended June 30, 2017, these earnings were deemed to be both unusual in nature and infrequent in occurrence. As a result, pursuant to ASC 740, the income tax effect of these earnings was excluded from ordinary income and discretely calculated. This calculation resulted in a deferred income tax provision of $9.9 million, which is included within income tax provision in our condensed consolidated statements of operations for the three and six months ended June 30, 2017.

21. Commitments and Contingencies

As of June 30, 2017, we had future funding commitments on 55 loans totaling $1.6 billion, of which we expect to fund $1.4 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum debt service coverage ratios or executions of new leases before advances are made to the borrower.

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

The table below presents our results of operations for the three months ended June 30, 2017 by business segment (amounts in thousands):

		Investing				Investing
	Lending	and Servicing	Property			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$116,993	$3,619	$—	$—	$120,612	$—	$120,612
Interest income from investment securities	11,611	38,192	—	—	49,803	(37,433)	12,370
Servicing fees	216	33,663	—	—	33,879	(15,251)	18,628
Rental income	—	12,687	46,279	—	58,966	—	58,966
Other revenues	293	545	221	—	1,059	(66)	993
Total revenues	129,113	88,706	46,500	—	264,319	(52,750)	211,569
Costs and expenses:
Management fees	469	18	—	24,096	24,583	50	24,633
Interest expense	24,486	4,856	10,899	31,351	71,592	(275)	71,317
General and administrative	5,359	22,789	1,000	3,298	32,446	74	32,520
Acquisition and investment pursuit costs	385	53	99	—	537	—	537
Costs of rental operations	—	5,232	17,792	—	23,024	—	23,024
Depreciation and amortization	16	4,737	17,279	—	22,032	—	22,032
Loan loss allowance, net	(2,694)	—	—	—	(2,694)	—	(2,694)
Other expense	—	176	(34)	—	142	—	142
Total costs and expenses	28,021	37,861	47,035	58,745	171,662	(151)	171,511
Income (loss) before other income (loss), income taxes and non-controlling interests	101,092	50,845	(535)	(58,745)	92,657	(52,599)	40,058
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	77,761	77,761
Change in fair value of servicing rights	—	(13,667)	—	—	(13,667)	5,666	(8,001)
Change in fair value of investment securities, net	(149)	12,256	—	—	12,107	(14,600)	(2,493)
Change in fair value of mortgage loans held-for-sale, net	(152)	15,558	—	—	15,406	—	15,406
Earnings from unconsolidated entities	1,230	35,892	2,488	—	39,610	(10,145)	29,465
(Loss) gain on sale of investments and other assets, net	(3)	5,109	77	—	5,183	—	5,183
Loss on derivative financial instruments, net	(14,926)	(2,179)	(20,481)	—	(37,586)	—	(37,586)
Foreign currency gain, net	12,882	11	17	—	12,910	—	12,910
OTTI	(109)	—	—	—	(109)	—	(109)
Other income, net	—	704	—	—	704	(613)	91
Total other income (loss)	(1,227)	53,684	(17,899)	—	34,558	58,069	92,627
Income (loss) before income taxes	99,865	104,529	(18,434)	(58,745)	127,215	5,470	132,685
Income tax provision	(127)	(9,325)	—	—	(9,452)	—	(9,452)
Net income (loss)	99,738	95,204	(18,434)	(58,745)	117,763	5,470	123,233
Net income attributable to non-controlling interests	(353)	(30)	—	—	(383)	(5,470)	(5,853)
Net income (loss) attributable to Starwood Property Trust, Inc.	$99,385	$95,174	$(18,434)	$(58,745)	$117,380	$—	$117,380

The table below presents our results of operations for the three months ended June 30, 2016 by business segment (amounts in thousands):

		Investing				Investing
	Lending	and Servicing	Property			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$119,296	$3,261	$—	$—	$122,557	$—	$122,557
Interest income from investment securities	11,046	32,435	—	—	43,481	(28,180)	15,301
Servicing fees	206	37,249	—	—	37,455	(14,143)	23,312
Rental income	—	8,223	29,620	—	37,843	—	37,843
Other revenues	58	1,076	18	—	1,152	(173)	979
Total revenues	130,606	82,244	29,638	—	242,488	(42,496)	199,992
Costs and expenses:
Management fees	395	12	—	23,304	23,711	56	23,767
Interest expense	22,572	3,328	5,678	26,057	57,635	—	57,635
General and administrative	4,540	26,721	837	3,130	35,228	181	35,409
Acquisition and investment pursuit costs	942	780	166	1,000	2,888	—	2,888
Costs of rental operations	—	3,661	12,191	—	15,852	—	15,852
Depreciation and amortization	—	3,730	15,343	—	19,073	—	19,073
Loan loss allowance, net	2,029	—	—	—	2,029	—	2,029
Total costs and expenses	30,478	38,232	34,215	53,491	156,416	237	156,653
Income (loss) before other income (loss), income taxes and non-controlling interests	100,128	44,012	(4,577)	(53,491)	86,072	(42,733)	43,339
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	50,707	50,707
Change in fair value of servicing rights	—	(11,034)	—	—	(11,034)	(1,157)	(12,191)
Change in fair value of investment securities, net	(30)	7,459	—	—	7,429	(6,110)	1,319
Change in fair value of mortgage loans held-for-sale, net	—	13,235	—	—	13,235	—	13,235
Earnings from unconsolidated entities	1,224	1,286	2,429	—	4,939	(460)	4,479
Loss on sale of investments and other assets, net	(90)	—	—	—	(90)	—	(90)
Gain (loss) on derivative financial instruments, net	15,868	(3,945)	8,330	—	20,253	—	20,253
Foreign currency (loss) gain, net	(17,840)	870	(18)	—	(16,988)	—	(16,988)
Other income, net	—	34	8,680	—	8,714	—	8,714
Total other income (loss)	(868)	7,905	19,421	—	26,458	42,980	69,438
Income (loss) before income taxes	99,260	51,917	14,844	(53,491)	112,530	247	112,777
Income tax provision	—	(706)	—	—	(706)	—	(706)
Net income (loss)	99,260	51,211	14,844	(53,491)	111,824	247	112,071
Net income attributable to non-controlling interests	(348)	(3)	—	—	(351)	(247)	(598)
Net income (loss) attributable to Starwood Property Trust, Inc.	$98,912	$51,208	$14,844	$(53,491)	$111,473	$—	$111,473

The table below presents our results of operations for the six months ended June 30, 2017 by business segment (amounts in thousands):

		Investing				Investing
	Lending	and Servicing	Property			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$226,039	$6,456	$—	$—	$232,495	$—	$232,495
Interest income from investment securities	24,330	73,028	—	—	97,358	(69,764)	27,594
Servicing fees	426	63,744	—	—	64,170	(31,440)	32,730
Rental income	—	24,876	91,132	—	116,008	—	116,008
Other revenues	372	1,009	266	—	1,647	(185)	1,462
Total revenues	251,167	169,113	91,398	—	511,678	(101,389)	410,289
Costs and expenses:
Management fees	923	36	—	47,958	48,917	100	49,017
Interest expense	44,443	9,214	21,106	62,958	137,721	(544)	137,177
General and administrative	9,570	45,369	2,381	5,468	62,788	161	62,949
Acquisition and investment pursuit costs	900	37	271	—	1,208	—	1,208
Costs of rental operations	—	10,719	33,183	—	43,902	—	43,902
Depreciation and amortization	33	9,791	34,436	—	44,260	—	44,260
Loan loss allowance, net	(2,999)	—	—	—	(2,999)	—	(2,999)
Other expense	—	934	(34)	—	900	—	900
Total costs and expenses	52,870	76,100	91,343	116,384	336,697	(283)	336,414
Income (loss) before other income (loss), income taxes and non-controlling interests	198,297	93,013	55	(116,384)	174,981	(101,106)	73,875
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	146,931	146,931
Change in fair value of servicing rights	—	(23,304)	—	—	(23,304)	6,870	(16,434)
Change in fair value of investment securities, net	23	31,301	—	—	31,324	(34,988)	(3,664)
Change in fair value of mortgage loans held-for-sale, net	(152)	26,151	—	—	25,999	—	25,999
Earnings from unconsolidated entities	1,700	36,909	4,949	—	43,558	(11,106)	32,452
(Loss) gain on sale of investments and other assets, net	(59)	5,109	77	—	5,127	—	5,127
Loss on derivative financial instruments, net	(19,461)	(1,482)	(20,992)	—	(41,935)	—	(41,935)
Foreign currency gain, net	17,745	12	17	—	17,774	—	17,774
OTTI	(109)	—	—	—	(109)	—	(109)
Loss on extinguishment of debt	—	—	—	(5,916)	(5,916)	—	(5,916)
Other income, net	—	1,069	—	—	1,069	(613)	456
Total other income (loss)	(313)	75,765	(15,949)	(5,916)	53,587	107,094	160,681
Income (loss) before income taxes	197,984	168,778	(15,894)	(122,300)	228,568	5,988	234,556
Income tax provision	(342)	(8,127)	—	—	(8,469)	—	(8,469)
Net income (loss)	197,642	160,651	(15,894)	(122,300)	220,099	5,988	226,087
Net (income) loss attributable to non-controlling interests	(707)	346	—	—	(361)	(5,988)	(6,349)
Net income (loss) attributable to Starwood Property Trust, Inc.	$196,935	$160,997	$(15,894)	$(122,300)	$219,738	$—	$219,738

The table below presents our results of operations for the six months ended June 30, 2016 by business segment (amounts in thousands):

		Investing				Investing
	Lending	and Servicing	Property			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$233,954	$6,135	$—	$—	$240,089	$—	$240,089
Interest income from investment securities	20,674	80,061	—	—	100,735	(66,031)	34,704
Servicing fees	365	73,467	—	—	73,832	(25,829)	48,003
Rental income	—	14,698	55,822	—	70,520	—	70,520
Other revenues	81	2,418	24	—	2,523	(354)	2,169
Total revenues	255,074	176,779	55,846	—	487,699	(92,214)	395,485
Costs and expenses:
Management fees	770	30	—	47,832	48,632	98	48,730
Interest expense	44,907	6,566	10,627	52,055	114,155	—	114,155
General and administrative	8,462	52,015	1,392	5,980	67,849	358	68,207
Acquisition and investment pursuit costs	1,280	1,135	758	1,000	4,173	—	4,173
Costs of rental operations	—	6,723	21,784	—	28,507	—	28,507
Depreciation and amortization	—	6,781	31,052	—	37,833	—	37,833
Loan loss allowance, net	1,268	—	—	—	1,268	—	1,268
Other expense	—	100	—	—	100	—	100
Total costs and expenses	56,687	73,350	65,613	106,867	302,517	456	302,973
Income (loss) before other income (loss), income taxes and non-controlling interests	198,387	103,429	(9,767)	(106,867)	185,182	(92,670)	92,512
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	46,540	46,540
Change in fair value of servicing rights	—	(19,704)	—	—	(19,704)	774	(18,930)
Change in fair value of investment securities, net	(244)	(44,069)	—	—	(44,313)	46,385	2,072
Change in fair value of mortgage loans held-for-sale, net	—	20,126	—	—	20,126	—	20,126
Earnings from unconsolidated entities	1,692	2,663	4,858	—	9,213	(669)	8,544
Gain on sale of investments and other assets, net	155	—	—	—	155	—	155
Gain (loss) on derivative financial instruments, net	12,842	(15,190)	(2,117)	—	(4,465)	—	(4,465)
Foreign currency (loss) gain, net	(19,662)	2,330	(34)	—	(17,366)	—	(17,366)
Loss on extinguishment of debt	—	—	—	—	—	—	—
Other income, net	—	77	9,102	1,550	10,729	—	10,729
Total other income (loss)	(5,217)	(53,767)	11,809	1,550	(45,625)	93,030	47,405
Income (loss) before income taxes	193,170	49,662	2,042	(105,317)	139,557	360	139,917
Income tax provision	(75)	(725)	—	—	(800)	—	(800)
Net income (loss)	193,095	48,937	2,042	(105,317)	138,757	360	139,117
Net (income) loss attributable to non-controlling interests	(698)	71	—	—	(627)	(360)	(987)
Net income (loss) attributable to Starwood Property Trust, Inc.	$192,397	$49,008	$2,042	$(105,317)	$138,130	$—	$138,130

The table below presents our condensed consolidated balance sheet as of June 30, 2017 by business segment (amounts in thousands):

		Investing				Investing
	Lending	and Servicing	Property			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$664	$36,185	$12,744	$207,719	$257,312	$4,582	$261,894
Restricted cash	15,573	14,846	12,880	—	43,299	—	43,299
Loans held-for-investment, net	6,207,067	4,008	—	—	6,211,075	—	6,211,075
Loans held-for-sale	318,634	291,482	—	—	610,116	—	610,116
Investment securities	735,086	1,009,151	—	—	1,744,237	(995,303)	748,934
Properties, net	—	285,190	1,675,308	—	1,960,498	—	1,960,498
Intangible assets	—	97,727	121,007	—	218,734	(27,368)	191,366
Investment in unconsolidated entities	31,261	89,211	127,795	—	248,267	(18,728)	229,539
Goodwill	—	140,437	—	—	140,437	—	140,437
Derivative assets	16,538	3,372	26,168	—	46,078	—	46,078
Accrued interest receivable	32,866	480	—	—	33,346	—	33,346
Other assets	46,365	59,345	58,932	1,768	166,410	(2,762)	163,648
VIE assets, at fair value	—	—	—	—	—	53,902,715	53,902,715
Total Assets	$7,404,054	$2,031,434	$2,034,834	$209,487	$11,679,809	$52,863,136	$64,542,945
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$23,813	$56,451	$67,088	$23,126	$170,478	$971	$171,449
Related-party payable	—	90	—	22,688	22,778	—	22,778
Dividends payable	—	—	—	126,171	126,171	—	126,171
Derivative liabilities	6,742	328	981	—	8,051	—	8,051
Secured financing agreements, net	2,700,190	550,704	1,227,402	296,327	4,774,623	(23,700)	4,750,923
Unsecured senior notes, net	—	—	—	2,039,086	2,039,086	—	2,039,086
VIE liabilities, at fair value	—	—	—	—	—	52,864,038	52,864,038
Total Liabilities	2,730,745	607,573	1,295,471	2,507,398	7,141,187	52,841,309	59,982,496
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	2,652	2,652	—	2,652
Additional paid-in capital	2,226,923	861,556	707,726	901,292	4,697,497	—	4,697,497
Treasury stock	—	—	—	(92,104)	(92,104)	—	(92,104)
Accumulated other comprehensive income (loss)	51,734	(155)	4,402	—	55,981	—	55,981
Retained earnings (accumulated deficit)	2,383,738	551,915	27,235	(3,109,751)	(146,863)	—	(146,863)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,662,395	1,413,316	739,363	(2,297,911)	4,517,163	—	4,517,163
Non-controlling interests in consolidated subsidiaries	10,914	10,545	—	—	21,459	21,827	43,286
Total Equity	4,673,309	1,423,861	739,363	(2,297,911)	4,538,622	21,827	4,560,449
Total Liabilities and Equity	$7,404,054	$2,031,434	$2,034,834	$209,487	$11,679,809	$52,863,136	$64,542,945

The table below presents our condensed consolidated balance sheet as of December 31, 2016 by business segment (amounts in thousands):

		Investing				Investing
	Lending	and Servicing	Property			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$7,085	$38,798	$7,701	$560,790	$614,374	$1,148	$615,522
Restricted cash	17,885	8,202	9,146	—	35,233	—	35,233
Loans held-for-investment, net	5,827,553	20,442	—	—	5,847,995	—	5,847,995
Loans held-for-sale	—	63,279	—	—	63,279	—	63,279
Loans transferred as secured borrowings	35,000	—	—	—	35,000	—	35,000
Investment securities	776,072	990,570	—	—	1,766,642	(959,024)	807,618
Properties, net	—	277,612	1,667,108	—	1,944,720	—	1,944,720
Intangible assets	—	125,327	128,159	—	253,486	(34,238)	219,248
Investment in unconsolidated entities	30,874	56,376	124,977	—	212,227	(7,622)	204,605
Goodwill	—	140,437	—	—	140,437	—	140,437
Derivative assets	45,282	1,186	42,893	—	89,361	—	89,361
Accrued interest receivable	25,831	2,393	—	—	28,224	—	28,224
Other assets	13,470	59,503	29,569	1,866	104,408	(2,645)	101,763
VIE assets, at fair value	—	—	—	—	—	67,123,261	67,123,261
Total Assets	$6,779,052	$1,784,125	$2,009,553	$562,656	$11,135,386	$66,120,880	$77,256,266
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$20,769	$68,603	$81,873	$26,003	$197,248	$886	$198,134
Related-party payable	—	440	—	37,378	37,818	—	37,818
Dividends payable	—	—	—	125,075	125,075	—	125,075
Derivative liabilities	3,388	516	—	—	3,904	—	3,904
Secured financing agreements, net	2,258,462	426,683	1,196,830	295,851	4,177,826	(23,700)	4,154,126
Unsecured senior notes, net	—	—	—	2,011,544	2,011,544	—	2,011,544
Secured borrowings on transferred loans	35,000	—	—	—	35,000	—	35,000
VIE liabilities, at fair value	—	—	—	—	—	66,130,592	66,130,592
Total Liabilities	2,317,619	496,242	1,278,703	2,495,851	6,588,415	66,107,778	72,696,193
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	2,639	2,639	—	2,639
Additional paid-in capital	2,218,671	883,761	696,049	892,699	4,691,180	—	4,691,180
Treasury stock	—	—	—	(92,104)	(92,104)	—	(92,104)
Accumulated other comprehensive income (loss)	44,903	(437)	(8,328)	—	36,138	—	36,138
Retained earnings (accumulated deficit)	2,186,727	390,994	43,129	(2,736,429)	(115,579)	—	(115,579)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,450,301	1,274,318	730,850	(1,933,195)	4,522,274	—	4,522,274
Non-controlling interests in consolidated subsidiaries	11,132	13,565	—	—	24,697	13,102	37,799
Total Equity	4,461,433	1,287,883	730,850	(1,933,195)	4,546,971	13,102	4,560,073
Total Liabilities and Equity	$6,779,052	$1,784,125	$2,009,553	$562,656	$11,135,386	$66,120,880	$77,256,266

23. Subsequent Events

Our significant events subsequent to June 30, 2017 were as follows:

Federal Home Loan Bank (“FHLB”) Membership

In July 2017, we acquired a captive insurance entity that is a member of the FHLB of Chicago.  This membership, which expires in February 2021, provides us additional financing capacity from the FHLB of Chicago on qualifying collateral.

Dividend Declaration

On August 9, 2017, our board of directors declared a dividend of $0.48 per share for the third quarter of 2017, which is payable on October 13, 2017 to common stockholders of record as of September 29, 2017.

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

We have three reportable business segments as of June 30, 2017:

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

Developments During the Second Quarter of 2017

•	The Lending Segment originated or acquired the following loans during the quarter:

o

$280.0 million first mortgage and mezzanine loan for the refinancing of a 367-room hotel and 11-unit condominium project located in Manhattan’s Lower East Side, of which the Company funded $254.4 million.

o

$280.0 million first mortgage loan to finance the development of a 36-floor multi-family tower with parking and ground floor retail space located in Brooklyn, New York, of which the Company funded $30.0 million and sold the unfunded $80.0 million subordinated first mortgage.

o

$175.0 million first mortgage loan to finance the completion of a 2.7 million square foot shopping, entertainment and dining complex located in East Rutherford, New Jersey, of which the Company funded $30.0 million.

o

$136.1 million first mortgage and mezzanine loan for the acquisition of a 568,000 square foot office tower and parking facility located in Charlotte, North Carolina, of which the Company funded $108.4 million.

•	Funded $191.8 million of previously originated loan commitments.

•	Received proceeds of $671.3 million from maturities, sales and principal repayments on loans held-for-investment.

•	Originated or acquired conduit loans of $416.4 million and received proceeds of $291.2 million from sales.

•	Recognized $25.7 million of income before taxes from our investment in an entity which owns equity in an online real estate company.

•	Named special servicer on one new issue CMBS transaction with a total unpaid principal balance of $1.1 billion at issuance.

•	Acquired commercial real estate from a CMBS trust for a gross purchase price of $19.3 million.

•	Sold commercial real estate for total proceeds of $18.6 million and recognized a gain of $5.2 million.

Developments During the First Quarter of 2017

•	The Lending Segment originated or acquired the following loans during the quarter:

o	$250.0 million first mortgage and mezzanine loan for the refinancing and renovation of two adjoined 12-floor office buildings located in Washington, D.C., of which the Company funded $135.7 million.

o

$223.6 million first mortgage and mezzanine loan for the development of a waterfront residential community located in Glen Cove, New York. The $160.0 million first mortgage was subsequently sold during the quarter.

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

•	Funded $141.6 million of previously originated loan commitments.

•	Received proceeds of $268.0 million from maturities, sales and principal repayments on loans held-for-investment.

•	Originated or acquired conduit loans of $256.5 million and received proceeds of $179.3 million from sales.

•	Purchased one new issue B-piece for $57.4 million, representing the first horizontal risk retention deal.

•	Named special servicer on two new issue CMBS transactions, one of which we retained the related B-piece, with a total unpaid principal balance of $1.7 billion at issuance.

•

Issued $250.0 million of 4.375% Convertible Senior Notes due 2023 (the “2023 Notes”) and utilized the proceeds to repurchase $230.0 million aggregate principal amount of our 2018 Notes for $250.7 million, recognizing a loss on extinguishment of debt of $5.9 million.

Subsequent Events

Refer to Note 23 to the Condensed Consolidated Financial Statements for disclosure regarding significant transactions that occurred subsequent to June 30, 2017.

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

The following table compares our summarized results of operations for the three and six months ended June 30, 2017 and 2016 by business segment (amounts in thousands):

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2017	2016	$ Change	2017	2016	$ Change
Revenues:
Lending Segment	$129,113	$130,606	$(1,493)	$251,167	$255,074	$(3,907)
Investing and Servicing Segment	88,706	82,244	6,462	169,113	176,779	(7,666)
Property Segment	46,500	29,638	16,862	91,398	55,846	35,552
Investing and Servicing VIEs	(52,750)	(42,496)	(10,254)	(101,389)	(92,214)	(9,175)
	211,569	199,992	11,577	410,289	395,485	14,804
Costs and expenses:
Lending Segment	28,021	30,478	(2,457)	52,870	56,687	(3,817)
Investing and Servicing Segment	37,861	38,232	(371)	76,100	73,350	2,750
Property Segment	47,035	34,215	12,820	91,343	65,613	25,730
Corporate	58,745	53,491	5,254	116,384	106,867	9,517
Investing and Servicing VIEs	(151)	237	(388)	(283)	456	(739)
	171,511	156,653	14,858	336,414	302,973	33,441
Other income (loss):
Lending Segment	(1,227)	(868)	(359)	(313)	(5,217)	4,904
Investing and Servicing Segment	53,684	7,905	45,779	75,765	(53,767)	129,532
Property Segment	(17,899)	19,421	(37,320)	(15,949)	11,809	(27,758)
Corporate	—	—	—	(5,916)	1,550	(7,466)
Investing and Servicing VIEs	58,069	42,980	15,089	107,094	93,030	14,064
	92,627	69,438	23,189	160,681	47,405	113,276
Income (loss) before income taxes:
Lending Segment	99,865	99,260	605	197,984	193,170	4,814
Investing and Servicing Segment	104,529	51,917	52,612	168,778	49,662	119,116
Property Segment	(18,434)	14,844	(33,278)	(15,894)	2,042	(17,936)
Corporate	(58,745)	(53,491)	(5,254)	(122,300)	(105,317)	(16,983)
Investing and Servicing VIEs	5,470	247	5,223	5,988	360	5,628
	132,685	112,777	19,908	234,556	139,917	94,639
Income tax provision	(9,452)	(706)	(8,746)	(8,469)	(800)	(7,669)
Net income attributable to non-controlling interests	(5,853)	(598)	(5,255)	(6,349)	(987)	(5,362)
Net income attributable to Starwood Property Trust, Inc.	$117,380	$111,473	$5,907	$219,738	$138,130	$81,608

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Lending Segment

Revenues

For the three months ended June 30, 2017, revenues of our Lending Segment decreased $1.5 million to $129.1 million, compared to $130.6 million for the three months ended June 30, 2016. This decrease was primarily due to (i) a $2.3 million decrease in interest income from loans principally due to lower levels of prepayment related income during the second quarter of 2017 which exceeded the benefits of increases in LIBOR, partially offset by (ii) a $0.6 million increase in interest income principally from CMBS investments.

Costs and Expenses

For the three months ended June 30, 2017, costs and expenses of our Lending Segment decreased $2.5 million to $28.0 million, compared to $30.5 million for the three months ended June 30, 2016. This decrease was primarily due to a $4.7 million decrease in our loan loss allowance partially offset by a $1.9 million increase in interest expense associated with the various secured financing facilities used to fund a portion of our investment portfolio.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	June 30,
	2017	2016	Change
Interest income from loans	$116,993	$119,296	$(2,303)
Interest income from investment securities	11,611	11,046	565
Interest expense	(24,486)	(22,572)	(1,914)
Net interest income	$104,118	$107,770	$(3,652)

For the three months ended June 30, 2017, net interest income of our Lending Segment decreased $3.7 million to $104.1 million, compared to $107.8 million for the three months ended June 30, 2016.  This decrease reflects the net decrease in interest income explained in the Revenues discussion above and the increase in interest expense on our secured financing facilities.

During the three months ended June 30, 2017 and 2016, the weighted average unlevered yields on the Lending Segment’s loans and investment securities were 7.0% and 7.2%, respectively. The decrease in the weighted average unlevered yield is primarily due to lower levels of prepayment related income which exceeded the benefits of increases in LIBOR for the three months ended June 30, 2017.

During the three months ended June 30, 2017 and 2016, the Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 3.9% and 3.4%, respectively, and 3.8% and 3.3%, respectively, excluding the impact of bridge financing. The increases in borrowing rates primarily reflect increases in LIBOR.

Other Loss

For the three months ended June 30, 2017, other loss of our Lending Segment increased $0.3 million to $1.2 million, compared to $0.9 million for the three months ended June 30, 2016. The increase was primarily due to unfavorable changes in the fair value of investments accounted for under the fair value option.  Also, a $30.8 million unfavorable change in gain (loss) on derivatives was mostly offset by a $30.7 million favorable change in foreign currency gain (loss).  The unfavorable change from derivatives reflects a $32.6 million unfavorable change on foreign currency hedges, partially offset by a $1.8 million decreased loss on interest rate swaps.  The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and CMBS investments.  The unfavorable change on the foreign currency hedges and the favorable change in foreign currency gain (loss) reflect the overall weakening of the U.S. dollar against the pound sterling (“GBP”) in the second quarter of 2017 versus a strengthening of the U.S. dollar in the second quarter of 2016.  The interest rate swaps are used primarily to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments.

Investing and Servicing Segment and VIEs

Revenues

For the three months ended June 30, 2017, revenues of our Investing and Servicing Segment decreased $3.8 million to $35.9 million after consolidated VIE eliminations of $52.8 million, compared to $39.7 million after consolidated VIE eliminations of $42.5 million for the three months ended June 30, 2016. The VIE eliminations are merely a function of the number of CMBS trusts consolidated in any given period, and as such, are not a meaningful indicator of the operating results for this segment.  The decrease in revenues in the second quarter of 2017 was primarily due to decreases of $4.7 million in servicing fees and $3.5 million in interest income from CMBS investments, partially offset by a $4.5 million increase in rental income on our expanded REO Portfolio (see Note 3 to the Condensed Consolidated Financial Statements).  The $4.7 million decrease in servicing fees is primarily due to the divestiture of our European servicing and advisory business in October 2016.  The $3.5 million decrease in CMBS interest income reflects a $9.2 million increase in VIE eliminations related to the CMBS trusts we consolidate.  Excluding the effect of these eliminations, CMBS interest income increased by $5.7 million, reflecting a higher level of CMBS interest recoveries from asset liquidations by CMBS trusts.

Costs and Expenses

For the three months ended June 30, 2017, costs and expenses of our Investing and Servicing Segment decreased $0.8 million to $37.7 million, compared to $38.5 million for the three months ended June 30, 2016, inclusive of VIE eliminations which were nominal for both periods. The decrease in costs and expenses was primarily due to a $4.0 million decrease in general and administrative expenses, principally reflecting the divestiture of our European servicing and advisory business, and a $0.7 million decrease in acquisition related costs.  These decreases were partially offset by increases of $1.6 million in costs of rental operations, $1.3 million in interest expense and $1.0 million in depreciation and amortization, all principally related to our expanded REO portfolio.

Other Income

For the three months ended June 30, 2017, other income of our Investing and Servicing Segment increased $60.9 million to $111.8 million including additive net VIE eliminations of $58.1 million, from $50.9 million including additive net VIE eliminations of $43.0 million for the three months ended June 30, 2016.  The increase in other income in the second quarter of 2017 compared to the second quarter of 2016 was primarily due to (i) a $25.7 million increase in earnings from an unconsolidated investor entity which owns equity in an online real estate company (see Note 7 to the Condensed Consolidated Financial Statements), (ii) a $27.1 million increase in the change in value of net assets related to consolidated VIEs, (iii) a $5.1 million gain on a sale of commercial real estate and (iv) a $4.2 million favorable change in the decrease in fair value of servicing rights primarily reflecting the effect of VIE eliminations on the expected amortization of this deteriorating asset net of increases in fair value due to the attainment of new servicing contracts.  The change in net assets related to consolidated VIEs reflects amounts associated with the Investing and Servicing Segment’s variable interests in CMBS trusts it consolidates, including special servicing fees, interest income, and changes in fair value of CMBS and servicing rights. As noted above, this number is merely a function of the number of CMBS trusts consolidated in any given period, and as such, is not a meaningful indicator of the operating results for this segment. Before VIE eliminations, there was an increase in fair value of CMBS securities of $20.3 million and $7.5 million in the three months ended June 30, 2017 and 2016, respectively.

Income Tax Provision

Historically, our consolidated income tax provision principally relates to the taxable nature of the Investing and Servicing Segment’s loan servicing and loan conduit businesses which are housed in TRSs. For the three months ended June 30, 2017, we had a tax provision of $9.4 million compared to a provision of $0.7 million in the three months ended June 30, 2016. The change primarily reflects an increase in the taxable income of our TRSs associated with earnings from our interest in an investor entity which owns equity in an online real estate company (see Notes 7 and 20 to the Condensed Consolidated Financial Statements).

Property Segment

Revenues

For the three months ended June 30, 2017, revenues of our Property Segment increased $16.9 million to $46.5 million, compared to $29.6 million for the three months ended June 30, 2016.  The increase in revenues in the second quarter of 2017 was primarily due to the inclusion of rental income for the Medical Office Portfolio, which was acquired in December 2016 (see Note 3 to the Condensed Consolidated Financial Statements).

Costs and Expenses

For the three months ended June 30, 2017, costs and expenses of our Property Segment increased $12.8 million to $47.0 million, compared to $34.2 million for the three months ended June 30, 2016. The increase in costs and expenses reflects increases of $1.9 million in depreciation and amortization, $5.6 million in other rental related costs and $5.2 million in interest expense, all primarily due to the inclusion of the Medical Office Portfolio acquired in December 2016, partially offset by lower amortization related to the Woodstar Portfolio’s in-place lease intangible asset, which is now fully amortized (see Note 3 to the Condensed Consolidated Financial Statements).

Other Income (Loss)

For the three months ended June 30, 2017, other income (loss) of our Property Segment decreased $37.3 million to a loss of $17.9 million, compared to income of $19.4 million for the three months ended June 30, 2016. The decrease in other income (loss) was primarily due to (i) a $28.8 million unfavorable change in gain (loss) on derivatives primarily related to foreign exchange contracts which economically hedge our Euro currency exposure with respect to the Ireland Portfolio (see Note 3 to the Condensed Consolidated Financial Statements) and interest rate swaps which primarily hedge the variable interest rate risk on borrowings secured by our Medical Office Portfolio and (ii) the non-recurrence of an $8.4 million bargain purchase gain recognized on the Woodstar Portfolio in the second quarter of 2016.

Corporate

Costs and Expenses

For the three months ended June 30, 2017, corporate expenses increased $5.2 million to $58.7 million, compared to $53.5 million for the three months ended June 30, 2016. The increase was primarily due to interest expense on our 2021 Senior Notes issued in December 2016, partially offset by a decrease in interest expense on our reduced term loan borrowings.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Lending Segment

Revenues

For the six months ended June 30, 2017, revenues of our Lending Segment decreased $3.9 million to $251.2 million, compared to $255.1 million for the six months ended June 30, 2016. This decrease was primarily due to (i) a $7.9 million decrease in interest income from loans principally due to lower levels of prepayment related income during the second quarter of 2017 which exceeded the benefits of increases in LIBOR, partially offset by (ii) a $3.7 million increase in interest income principally from CMBS and RMBS investments.

Costs and Expenses

For the six months ended June 30, 2017, costs and expenses of our Lending Segment decreased $3.8 million to $52.9 million, compared to $56.7 million for the six months ended June 30, 2016. This decrease was primarily due to a $4.3 million decrease in our loan loss allowance.

Net Interest Income (amounts in thousands)

	For the Six Months Ended June 30,
	2017	2016	Change
Interest income from loans	$226,039	$233,954	$(7,915)
Interest income from investment securities	24,330	20,674	3,656
Interest expense	(44,443)	(44,907)	464
Net interest income	$205,926	$209,721	$(3,795)

For the six months ended June 30, 2017, net interest income of our Lending Segment decreased $3.8 million to $205.9 million, compared to $209.7 million for the six months ended June 30, 2016.  This decrease reflects the net decrease in interest income explained in the Revenues discussion above, partially offset by a decrease in interest expense on our secured financing facilities.

During the six months ended June 30, 2017 and 2016, the weighted average unlevered yields on the Lending Segment’s loans and investment securities were 7.1% and 7.5%, respectively. The decrease in the weighted average unlevered yield is primarily due to lower levels of prepayment related income which exceeded the benefits of increases in LIBOR for the six months ended June 30, 2017.

During the six months ended June 30, 2017 and 2016, the Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 3.8% and 3.4%, respectively, and 3.6% and 3.3%, respectively, excluding the impact of bridge financing. The increases in borrowing rates primarily reflect increases in LIBOR.

Other Loss

For the six months ended June 30, 2017, other loss of our Lending Segment decreased $4.9 million to $0.3 million, compared to $5.2 million for the six months ended June 30, 2016. The decrease was primarily due to a $37.4 million favorable change in foreign currency gain (loss), partially offset by a $32.3 million unfavorable change in gain (loss) on derivatives.  The unfavorable change from derivatives reflects a $40.6 million unfavorable change on foreign currency hedges, partially offset by an $8.3 million decreased loss on interest rate swaps.  The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and CMBS investments.  The favorable change in foreign currency gain (loss) and the unfavorable change on the foreign currency hedges reflect the overall weakening of the U.S. dollar against the pound sterling (“GBP”) in the six months of 2017 versus a strengthening of the U.S. dollar in the six months of 2016.  The interest rate swaps are used primarily to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments.

Investing and Servicing Segment and VIEs

Revenues

For the six months ended June 30, 2017, revenues of our Investing and Servicing Segment decreased $16.9 million to $67.7 million after consolidated VIE eliminations of $101.4 million, compared to $84.6 million after consolidated VIE eliminations of $92.2 million for the six months ended June 30, 2016. The VIE eliminations are merely a function of the number of CMBS trusts consolidated in any given period, and as such, are not a meaningful indicator of the operating results for this segment.  The decrease in revenues in the six months of 2017 was primarily due to decreases of $15.3 million in servicing fees and $10.8 million in interest income from CMBS investments, partially offset by a $10.2 million increase in rental income on our expanded REO Portfolio. The $15.3 million decrease in servicing fees is primarily due to the divestiture of our European servicing and advisory business in October 2016 and an increase in VIE eliminations.   The $10.8 million decrease in CMBS interest income reflects a $3.8 million increase in VIE eliminations related to the CMBS trusts we consolidate.  Excluding the effect of these eliminations, CMBS interest income decreased by $7.0 million, reflecting a lower level of CMBS interest recoveries from asset liquidations by CMBS trusts.

Costs and Expenses

For the six months ended June 30, 2017, costs and expenses of our Investing and Servicing Segment increased $2.0 million to $75.8 million, compared to $73.8 million for the six months ended June 30, 2016, inclusive of VIE eliminations which were nominal for both periods. The increase in costs and expenses was primarily due to increases of $4.0 million in costs of rental operations, $3.0 million in depreciation and amortization and $2.1 million in interest expense, all primarily related to our expanded REO portfolio, partially offset by a $6.8 million decrease in general and administrative expenses principally reflecting the divestiture of our European servicing and advisory business.

Other Income

For the six months ended June 30, 2017, other income of our Investing and Servicing Segment increased $143.6 million to $182.9 million including additive net VIE eliminations of $107.1 million, from $39.3 million including additive net VIE eliminations of $93.0 million for the six months ended June 30, 2016.  The increase in other income in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to (i) a $25.7 million increase in earnings from an unconsolidated investor entity which owns equity in an online real estate company (see Note 7 to the Condensed Consolidated Financial Statements), (ii) a $100.4 million increase in the change in value of net assets related to consolidated VIEs and (iii) a $13.7 million decrease in loss on derivatives which principally hedge our interest rate risk on conduit loans. The change in net assets related to consolidated VIEs reflects amounts associated with the Investing and Servicing Segment’s variable interests in CMBS trusts it consolidates, including special servicing fees, interest income, and changes in fair value of CMBS and servicing rights. As noted above, this number is merely a function of the number of CMBS trusts consolidated in any given period, and as such, is not a meaningful indicator of the operating results for this segment. Before VIE eliminations, there was an increase in fair value of CMBS securities of $40.3 million and a decrease of $44.1 million in the six months ended June 30, 2017 and 2016, respectively.

Income Tax Provision

Historically, our consolidated income tax provision principally relates to the taxable nature of the Investing and Servicing Segment’s loan servicing and loan conduit businesses which are housed in TRSs. For the six months ended June 30, 2017, we had a tax provision of $8.5 million compared to a provision of $0.8 million in the six months ended June 30, 2016. The change primarily reflects an increase in the taxable income of our TRSs associated with earnings from our interest in an investor entity which owns equity in an online real estate company (see Notes 7 and 20 to the Condensed Consolidated Financial Statements).

Property Segment

Revenues

For the six months ended June 30, 2017, revenues of our Property Segment increased $35.6 million to $91.4 million, compared to $55.8 million for the six months ended June 30, 2016.  The increase in revenues in the six months ended June 30, 2017 was primarily due to the full period inclusion of rental income for the Medical Office Portfolio, which was acquired in December 2016, and the Woodstar Portfolio, which was acquired over a period from October 2015 through April 2016.

Costs and Expenses

For the six months ended June 30, 2017, costs and expenses of our Property Segment increased $25.7 million to $91.3 million, compared to $65.6 million for the six months ended June 30, 2016. The increase in costs and expenses reflects increases of $3.4 million in depreciation and amortization, $11.4 million in other rental related costs and $10.5 million in interest expense, all primarily due to the full period inclusion of the Medical Office and Woodstar Portfolios, partially offset by lower amortization related to the Woodstar Portfolio’s in-place lease intangible asset, which is now fully amortized.

Other Income (Loss)

For the six months ended June 30, 2017, other income (loss) of our Property Segment decreased $27.7 million to a loss of $15.9 million, compared to income of $11.8 million for the six months ended June 30, 2016. The decrease in other income (loss) was primarily due to (i) an $18.9 million increased loss on derivatives primarily related to foreign exchange contracts which economically hedge our Euro currency exposure with respect to the Ireland Portfolio and interest rate swaps which primarily hedge the variable interest rate risk on borrowings secured by our Medical Office Portfolio and (ii) the non-recurrence of an $8.4 million bargain purchase gain recognized on the Woodstar Portfolio in the second quarter of 2016.

Corporate

Costs and Expenses

For the six months ended June 30, 2017, corporate expenses increased $9.5 million to $116.4 million, compared to $106.9 million for the six months ended June 30, 2016. The increase was primarily due to interest expense on our 2021 Senior Notes issued in December 2016, partially offset by a decrease in interest expense on our reduced term loan borrowings.

Other Income (Loss)

For the six months ended June 30, 2017, corporate other loss was $5.9 million, compared to income of $1.5 million for the six months ended June 30, 2016.  Corporate other loss of $5.9 million in the six months ended June 30, 2017 represents a loss on repurchase of $230.0 million of our 2018 Convertible Notes (see Note 10 to the Condensed Consolidated Financial Statements). Corporate other income of $1.5 million for the six months ended June 30, 2016 represents a reimbursement received related to a partnership guarantee arrangement.

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

While there was no change to the definition of Core Earnings during the three months ended June 30, 2017, we deviated from our historical practice of treating the entirety of our income tax provision, including both the current and deferred portions, as Core Earnings.  Although the deferred portion of our income tax provision is non-cash, we have historically included it in Core Earnings because it will ultimately become cash, and the amounts have historically not been significant enough to warrant an adjustment to Core Earnings for this timing mismatch.  However, during the three months ended June 30, 2017, we recognized $25.7 million in earnings from unconsolidated entities related to one of our investments, along with a corresponding deferred tax provision of $9.9 million (see Notes 7 and 20 to the Condensed Consolidated Financial Statements).  Pursuant to the criteria in ASC 740 which governs the calculation of the annual effective tax rate for an interim period, the income tax effect of items that are unusual in nature or infrequent in occurrence should be excluded from ordinary income and discretely calculated.  As described in Note 20 to the Condensed Consolidated Financial Statements, the earnings we recognized from our interest in an investor entity which owns equity in an online real estate company qualified for treatment as a discrete item.  Through an analogy to this guidance, and consistent with the definition of Core Earnings which excludes non-cash items, we excluded the $9.9 million deferred tax provision from Core Earnings for the three and six months ended June 30, 2017.  Going forward, we will likewise exclude from Core Earnings any deferred income taxes for transactions which are deemed to be either unusual in nature or infrequent in occurrence, as such terms are utilized in ASC 740, until such time as the tax provision related to the discrete item becomes current.

The repurchase of our 2018 Notes in March 2017 was considered to be an unrealized event for Core Earnings purposes because the 2018 Notes were effectively exchanged for the 2023 Notes, thereby simply extending the term of this debt.  As such, consistent with the above definition, we have deferred the $5.9 million GAAP loss on extinguishment of debt included in our GAAP results for the six months ended June 30, 2017 and will amortize this loss over the term of our 2023 Notes.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Diluted weighted average shares - GAAP	262,851	237,597	262,564	237,367
Add: Unvested stock awards	1,940	1,722	1,447	1,778
Less: Conversion spread value	(3,142)	(441)	(3,128)	(456)
Diluted weighted average shares - Core	261,649	238,878	260,883	238,689

The definition of Core Earnings allows management to make adjustments, subject to the approval of a majority of our independent directors, in situations where such adjustments are considered appropriate in order for Core Earnings to be calculated in a manner consistent with its definition and objective. No adjustments to the definition of Core Earnings occurred during the six months ended June 30, 2017.

The following table summarizes our quarterly Core Earnings per weighted average diluted share for the six months ended June 30, 2017 and 2016:

	Core Earnings For the Three-Month Periods Ended
	March 31	June 30
2017	$0.51	$0.52
2016	0.50	0.50

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

The following table presents our summarized results of operations and reconciliation to Core Earnings for the three months ended June 30, 2017, by business segment (amounts in thousands, except per share data):

		Investing
	Lending	and Servicing	Property
	Segment	Segment	Segment	Corporate	Total
Revenues	$129,113	$88,706	$46,500	$—	$264,319
Costs and expenses	(28,021)	(37,861)	(47,035)	(58,745)	(171,662)
Other income (loss)	(1,227)	53,684	(17,899)	—	34,558
Income (loss) before income taxes	99,865	104,529	(18,434)	(58,745)	127,215
Income tax provision	(127)	(9,325)	—	—	(9,452)
Income attributable to non-controlling interests	(353)	(30)	—	—	(383)
Net income (loss) attributable to Starwood Property Trust, Inc.	99,385	95,174	(18,434)	(58,745)	117,380
Add / (Deduct):
Non-cash equity compensation expense	821	847	28	3,209	4,905
Management incentive fee	—	—	—	4,335	4,335
Acquisition and investment pursuit costs	—	37	(49)	—	(12)
Depreciation and amortization	16	4,367	17,509	—	21,892
Loan loss allowance, net	(2,694)	—	—	—	(2,694)
Interest income adjustment for securities	(224)	2,296	—	—	2,072
Deferred income tax provision for discrete transactions	—	9,911	—	—	9,911
Other non-cash items	—	45	(589)	—	(544)
Reversal of unrealized (gains) / losses on:
Loans held-for-sale	152	(15,558)	—	—	(15,406)
Securities	258	(12,256)	—	—	(11,998)
Derivatives	14,482	1,612	20,229	—	36,323
Foreign currency	(12,882)	(11)	(17)	—	(12,910)
Earnings from unconsolidated entities	(1,230)	(35,892)	(2,488)	—	(39,610)
Purchases and sales of properties	—	(613)	—	—	(613)
Recognition of realized gains / (losses) on:
Loans held-for-sale	(152)	18,888	—	—	18,736
Securities	—	396	—	—	396
Derivatives	(66)	(3,069)	(36)	(246)	(3,417)
Foreign currency	377	(68)	16	—	325
Earnings from unconsolidated entities	1,230	2,387	1,791	—	5,408
Purchases and sales of properties	—	2,449	(153)		2,296
Core Earnings (Loss)	$99,473	$70,942	$17,807	$(51,447)	$136,775
Core Earnings (Loss) per Weighted Average Diluted Share	$0.38	$0.27	$0.07	$(0.20)	$0.52

The following table presents our summarized results of operations and reconciliation to Core Earnings for the three months ended June 30, 2016, by business segment (amounts in thousands, except per share data):

		Investing
	Lending	and Servicing	Property
	Segment	Segment	Segment	Corporate	Total
Revenues	$130,606	$82,244	$29,638	$—	$242,488
Costs and expenses	(30,478)	(38,232)	(34,215)	(53,491)	(156,416)
Other income (loss)	(868)	7,905	19,421	—	26,458
Income (loss) before income taxes	99,260	51,917	14,844	(53,491)	112,530
Income tax provision	—	(706)	—	—	(706)
Income attributable to non-controlling interests	(348)	(3)	—	—	(351)
Net income (loss) attributable to Starwood Property Trust, Inc.	98,912	51,208	14,844	(53,491)	111,473
Add / (Deduct):
Non-cash equity compensation expense	704	1,401	29	5,524	7,658
Management incentive fee	—	—	—	2,868	2,868
Acquisition and investment pursuit costs	—	226	136	—	362
Depreciation and amortization	—	2,921	15,369	—	18,290
Loan loss allowance, net	2,029	—	—	—	2,029
Interest income adjustment for securities	(243)	5,857	—	—	5,614
Other non-cash items	—	17	(800)	—	(783)
Reversal of unrealized (gains) / losses on:
Loans held-for-sale	—	(13,235)	—	—	(13,235)
Securities	30	(7,459)	—	—	(7,429)
Derivatives	(16,530)	3,635	(8,330)	—	(21,225)
Foreign currency	17,840	(870)	18	—	16,988
Earnings from unconsolidated entities	(1,224)	(1,286)	(2,429)	—	(4,939)
Purchases and sales of properties	—	—	(8,406)	—	(8,406)
Recognition of realized gains / (losses) on:
Loans held-for-sale	—	13,679	—	—	13,679
Securities	—	(4,554)	—	—	(4,554)
Derivatives	25,321	(3,104)	—	—	22,217
Foreign currency	(25,704)	839	(19)	—	(24,884)
Earnings from unconsolidated entities	1,224	630	2,333	—	4,187
Core Earnings (Loss)	$102,359	$49,905	$12,745	$(45,099)	$119,910
Core Earnings (Loss) per Weighted Average Diluted Share	$0.43	$0.21	$0.05	$(0.19)	$0.50

Lending Segment

The Lending Segment’s Core Earnings decreased by $2.9 million, from $102.4 million during the second quarter of 2016 to $99.5 million in the second quarter of 2017. After making adjustments for the calculation of Core Earnings, revenues were $128.9 million, costs and expenses were $29.9 million and other income was $0.9 million.

Core revenues, consisting principally of interest income on loans, decreased by $1.5 million in the second quarter of 2017 primarily due to (i) a $2.3 million decrease in interest income from loans principally due to lower levels of prepayment related income during the second quarter of 2017 which exceeded the benefits of increases in LIBOR, partially offset by (ii) a $0.6 million increase in interest income principally from CMBS investments.

Core costs and expenses increased by $2.2 million in the second quarter of 2017 primarily due to an increase in interest expense associated with the various secured financing facilities used to fund a portion of our investment portfolio.

Core other income increased by $0.8 million, principally due to a favorable change in foreign currency gain (loss) partially offset by an unfavorable change in gain (loss) on foreign currency derivatives.

Investing and Servicing Segment

The Investing and Servicing Segment’s Core Earnings increased by $21.0 million, from $49.9 million during the second quarter of 2016 to $70.9 million in the second quarter of 2017.  After making adjustments for the calculation of Core Earnings, revenues were $91.1 million, costs and expenses were $32.7 million, other income was $11.9 million and income tax benefit was $0.6 million.

Core revenues increased by $3.0 million in the second quarter of 2017, primarily due to increases of  $4.5 million in rental income on our expanded REO Portfolio and $2.2 million in interest income from our CMBS portfolio, partially offset by a $3.6 million decrease in servicing fees reflecting the divestiture of our European servicing and advisory business in October 2016.

Core costs and expenses decreased by $1.0 million in the second quarter of 2017, primarily due to a $3.4 million decrease in general and administrative expenses reflecting the divestiture of our European servicing and advisory business, partially offset by increases of $1.6 million in costs of rental operations and $1.5 million in interest expense on secured financings for CMBS and the REO Portfolio.

Core other income increased by $15.7 million principally due to increases in realized gains on sales of CMBS investments, conduit loans and commercial real estate.

Income taxes, which principally relate to the operating results of our servicing and conduit businesses which are held in TRSs, decreased $1.3 million to a benefit due to a decrease in the taxable income of our TRSs.

Property Segment

The Property Segment’s Core Earnings increased by $5.1 million, from $12.7 million during the second quarter of 2016 to $17.8 million in the second quarter of 2017. After making adjustments for the calculation of Core Earnings, revenues were $46.1 million, costs and expenses were $29.8 million and other income was $1.5 million.

Core revenues increased by $17.2 million in the second quarter of 2017, primarily due to the inclusion of rental income for the Medical Office Portfolio acquired in December 2016.

Core costs and expenses increased by $11.1 million in the second quarter of 2017, primarily due to increases in rental related costs of $5.4 million and interest expense of $5.3 million primarily on the secured financing for the Medical Office Portfolio.

Core other income decreased by $1.0 million in the second quarter of 2017, primarily due to a decrease in equity in earnings recognized from our investment in the Retail Fund.

Corporate

Core corporate costs and expenses increased by $6.3 million, from $45.1 million in the second quarter of 2016 to $51.4 million in the second quarter of 2017, primarily due to increases in interest expense of $5.5 million and base management fees of $1.8 million.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

The following table presents our summarized results of operations and reconciliation to Core Earnings for the six months ended June 30, 2017, by business segment (amounts in thousands, except per share data):

		Investing
	Lending	and Servicing	Property
	Segment	Segment	Segment	Corporate	Total
Revenues	$251,167	$169,113	$91,398	$—	$511,678
Costs and expenses	(52,870)	(76,100)	(91,343)	(116,384)	(336,697)
Other income (loss)	(313)	75,765	(15,949)	(5,916)	53,587
Income (loss) before income taxes	197,984	168,778	(15,894)	(122,300)	228,568
Income tax provision	(342)	(8,127)	—	—	(8,469)
(Income) loss attributable to non-controlling interests	(707)	346	—	—	(361)
Net income (loss) attributable to Starwood Property Trust, Inc.	196,935	160,997	(15,894)	(122,300)	219,738
Add / (Deduct):
Non-cash equity compensation expense	1,570	1,476	49	4,961	8,056
Management incentive fee	—	—	—	9,805	9,805
Acquisition and investment pursuit costs	—	42	11	—	53
Depreciation and amortization	33	8,841	34,880	—	43,754
Loan loss allowance, net	(2,999)	—	—	—	(2,999)
Interest income adjustment for securities	(472)	4,365	—	—	3,893
Deferred income tax provision for discrete transactions	—	9,911	—	—	9,911
Other non-cash items	—	818	(1,169)	5,916	5,565
Reversal of unrealized (gains) / losses on:
Loans held-for-sale	152	(26,151)	—	—	(25,999)
Securities	86	(31,301)	—	—	(31,215)
Derivatives	18,503	501	20,219	—	39,223
Foreign currency	(17,745)	(12)	(17)	—	(17,774)
Earnings from unconsolidated entities	(1,700)	(36,909)	(4,949)	—	(43,558)
Purchases and sales of properties	—	(613)	—	—	(613)
Recognition of realized gains / (losses) on:
Loans held-for-sale	(152)	29,620	—	—	29,468
Securities	—	10,989	—	—	10,989
Derivatives	14,857	(751)	122	(246)	13,982
Foreign currency	(13,204)	(898)	16	—	(14,086)
Earnings from unconsolidated entities	1,680	2,853	3,563	—	8,096
Purchases and sales of properties	—	2,449	(153)	—	2,296
Core Earnings (Loss)	$197,544	$136,227	$36,678	$(101,864)	$268,585
Core Earnings (Loss) per Weighted Average Diluted Share	$0.76	$0.52	$0.14	$(0.39)	$1.03

The following table presents our summarized results of operations and reconciliation to Core Earnings for the six months ended June 30, 2016, by business segment (amounts in thousands, except per share data):

		Investing
	Lending	and Servicing	Property
	Segment	Segment	Segment	Corporate	Total
Revenues	$255,074	$176,779	$55,846	$—	$487,699
Costs and expenses	(56,687)	(73,350)	(65,613)	(106,867)	(302,517)
Other income (loss)	(5,217)	(53,767)	11,809	1,550	(45,625)
Income (loss) before income taxes	193,170	49,662	2,042	(105,317)	139,557
Income tax provision	(75)	(725)	—	—	(800)
(Income) loss attributable to non-controlling interests	(698)	71	—	—	(627)
Net income (loss) attributable to Starwood Property Trust, Inc.	192,397	49,008	2,042	(105,317)	138,130
Add / (Deduct):
Non-cash equity compensation expense	1,286	2,487	62	10,907	14,742
Management incentive fee	—	—	—	7,467	7,467
Acquisition and investment pursuit costs	—	815	694	—	1,509
Depreciation and amortization	—	5,127	31,089	—	36,216
Loan loss allowance, net	1,268	—	—	—	1,268
Interest income adjustment for securities	(504)	6,746	—	—	6,242
Other non-cash items	—	17	(2,408)	—	(2,391)
Reversal of unrealized (gains) / losses on:
Loans held-for-sale	—	(20,126)	—	—	(20,126)
Securities	244	44,069	—	—	44,313
Derivatives	(14,183)	14,398	2,117	—	2,332
Foreign currency	19,662	(2,330)	34	—	17,366
Earnings from unconsolidated entities	(1,692)	(2,663)	(4,858)	—	(9,213)
Purchases and sales of properties	—	—	(8,406)	—	(8,406)
Recognition of realized gains / (losses) on:
Loans held-for-sale	—	18,471	—	—	18,471
Securities	—	(7,877)	—	—	(7,877)
Derivatives	25,875	(9,816)	(70)	—	15,989
Foreign currency	(25,771)	2,193	(34)	—	(23,612)
Earnings from unconsolidated entities	2,296	1,755	2,333	—	6,384
Core Earnings (Loss)	$200,878	$102,274	$22,595	$(86,943)	$238,804
Core Earnings (Loss) per Weighted Average Diluted Share	$0.84	$0.43	$0.09	$(0.36)	$1.00

Lending Segment

The Lending Segment’s Core Earnings decreased by $3.4 million, from $200.9 million during the six months ended June 30, 2016 to $197.5 million during the six months ended June 30, 2017. After making adjustments for the calculation of Core Earnings, revenues were $250.7 million, costs and expenses were $54.3 million and other income was $2.2 million.

Core revenues, consisting principally of interest income on loans, decreased by $3.9 million during the six months ended June 30, 2017 primarily due to (i) a $7.9 million decrease in interest income from loans principally due to lower levels of prepayment related income during the second quarter of 2017 which exceeded the benefits of increases in

LIBOR, partially offset by (ii) a $3.7 million increase in interest income principally from CMBS and RMBS investments.

Core costs and expenses increased slightly by $0.1 million during the six months ended June 30, 2017.

Core other income increased by $1.0 million, principally due to decreased foreign currency losses partially offset by increased gains on foreign currency derivatives.

Investing and Servicing Segment

The Investing and Servicing Segment’s Core Earnings increased by $33.9 million, from $102.3 million during the six months ended June 30, 2016 to $136.2 million during the six months ended June 30, 2017.  After making adjustments for the calculation of Core Earnings, revenues were $173.4 million, costs and expenses were $64.9 million, other income was $25.5 million and income tax benefit was $1.8 million.

Core revenues decreased by $10.2 million during the six months ended June 30, 2017, primarily due to decreases of $9.7 million in servicing fees reflecting the divestiture of our European servicing and advisory business and $9.4 million in interest income from our CMBS portfolio, partially offset by a $10.1 million increase in rental income on our expanded REO Portfolio.

Core costs and expenses decreased by $0.1 million during the six months ended June 30, 2017, primarily due to a decrease in general and administrative expenses reflecting the divestiture of our European servicing and advisory business, partially offset by increases in costs of rental operations and interest expense on secured financings for CMBS and the REO Portfolio.

Core other income increased by $41.2 million principally due to increases in realized gains on sales of CMBS investments, conduit loans and commercial real estate.

Income taxes, which principally relate to the operating results of our servicing and conduit businesses which are held in TRSs, decreased $2.5 million to a benefit due to a decrease in the taxable income of our TRSs.

Property Segment

The Property Segment’s Core Earnings increased by $14.1 million, from $22.6 million during the six months ended June 30, 2016 to $36.7 million during the six months ended June 30, 2017. After making adjustments for the calculation of Core Earnings, revenues were $90.6 million, costs and expenses were $56.8 million and other income was $2.9 million.

Core revenues increased by $37.1 million during the six months ended June 30, 2017, primarily due to the inclusion of a full period of rental income for the Medical Office Portfolio and the Woodstar Portfolio.

Core costs and expenses increased by $23.0 million during the six months ended June 30, 2017, primarily due to increases in rental related costs of $11.3 million and interest expense of $10.5 million primarily on the secured financing for the Medical Office Portfolio.

Core other income was relatively unchanged during the six months ended June 30, 2017.

Corporate

Core corporate costs and expenses increased by $15.0 million, from $86.9 million during the six months ended June 30, 2016 to $101.9 million during the six months ended June 30, 2017, primarily due to increases in interest expense of $11.1 million and base management fees of $3.6 million.

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

Cash Flows for the Six Months Ended June 30, 2017 (amounts in thousands)

		VIE	Excluding Investing
	GAAP	Adjustments	and Servicing VIEs
Net cash used in operating activities	$(345,037)	$(3,434)	$(348,471)
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(1,228,952)	—	(1,228,952)
Proceeds from principal collections and sale of loans	906,376	—	906,376
Purchase of investment securities	(7,433)	(61,725)	(69,158)
Proceeds from sales and collections of investment securities	97,393	50,693	148,086
Real estate business combinations, net of cash acquired	—	(19,039)	(19,039)
Proceeds from sale of properties	18,256	—	18,256
Net cash flows from other investments and assets	(38,921)	—	(38,921)
Net cash used in investing activities	(253,281)	(30,071)	(283,352)
Cash Flows from Financing Activities:
Proceeds from borrowings	2,134,245	—	2,134,245
Principal repayments on and repurchases of borrowings	(1,590,421)	—	(1,590,421)
Payment of deferred financing costs	(8,211)	—	(8,211)
Proceeds from common stock issuances, net of offering costs	(278)	—	(278)
Payment of dividends	(249,925)	—	(249,925)
Distributions to non-controlling interests	(3,599)	—	(3,599)
Issuance of debt of consolidated VIEs	10,188	(10,188)	—
Repayment of debt of consolidated VIEs	(79,099)	79,099	—
Distributions of cash from consolidated VIEs	38,840	(38,840)	—
Net cash provided by financing activities	251,740	30,071	281,811
Net decrease in cash, cash equivalents and restricted cash	(346,578)	(3,434)	(350,012)
Cash, cash equivalents and restricted cash, beginning of period	650,755	(1,148)	649,607
Effect of exchange rate changes on cash	1,016	—	1,016
Cash, cash equivalents and restricted cash, end of period	$305,193	$(4,582)	$300,611

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

Cash and cash equivalents decreased by $350.0 million during the six months ended June 30, 2017, reflecting net cash used in operating activities of $348.5 million and net cash used in investing activities of $283.3 million, partially offset by net cash provided by financing activities of $281.8 million.

Net cash used in operating activities of $348.5 million for the six months ended June 30, 2017 related primarily to $520.9 million of originations and purchases of loans held-for-sale, net of proceeds from principal collections and sales, cash interest expense of $113.6 million, general and administrative expenses of $48.2 million, management fees of $46.1 million and a net change in operating assets and liabilities of $15.0 million. Offsetting these cash outflows were cash interest income of $174.1 million from our loan origination and conduit programs, plus cash interest income on investment securities of $91.8 million. Net rental income provided cash of $70.4 million and servicing fees provided cash of $59.7 million.

Net cash used in investing activities of $283.3 million for the six months ended June 30, 2017 related primarily to the origination and acquisition of new loans held-for-investment of $1.2 billion, the purchase of investment securities of $69.2 million and the purchase of commercial real estate of $19.0 million, partially offset by proceeds received from principal collections and sales of loans of $906.4 million and investment securities of $148.1 million

Net cash provided by financing activities of $281.8 million for the six months ended June 30, 2017 related primarily to net borrowings after repayments of our secured and unsecured debt of $535.6 million, partially offset by dividend distributions of $249.9 million.

Our Investment Portfolio

Lending Segment

The following table sets forth the amount of each category of investments we owned across various property types within our Lending Segment as of June 30, 2017 and December 31, 2016 (dollars in thousands):

						Unlevered
	Face	Carrying	Asset Specific	Net		Return on
	Amount	Value	Financing	Investment	Vintage	Asset
June 30, 2017
First mortgages (1)	$5,322,750	$5,308,741	$2,320,638	$2,988,103	1989-2017	6.8%
Subordinated mortgages	287,506	272,975	—	272,975	1998-2015	11.7%
Mezzanine loans (1)	630,296	630,383	—	630,383	2006-2017	11.0%
Other loans	1,757	1,757	—	1,757	2017	10.2%
Loans held-for-sale, fair value option	311,407	318,634	—	318,634	2013-2017	5.8%
Loan loss allowance	—	(6,789)	—	(6,789)	N/A
RMBS	391,200	256,397	67,821	188,576	2003-2007	9.7%
HTM securities (2)	470,549	465,802	311,731	154,071	2013-2015	5.5%
Equity security	11,905	12,887	—	12,887	N/A
Investments in unconsolidated entities	N/A	31,261	—	31,261	N/A
	$7,427,370	$7,292,048	$2,700,190	$4,591,858

December 31, 2016
First mortgages (1)	$4,861,214	$4,845,552	$1,910,078	$2,935,474	1989-2016	6.4%
Subordinated mortgages	293,925	278,032	4,021	274,011	1998-2015	11.5%
Mezzanine loans (1)	714,608	713,757	—	713,757	2006-2016	10.7%
Loans transferred as secured borrowings	35,000	35,000	35,000	—	N/A
Loan loss allowance	—	(9,788)	—	(9,788)	N/A
RMBS	399,883	253,915	38,832	215,083	2003-2007	10.3%
HTM securities (2)	515,027	509,980	305,531	204,449	2013-2015	6.0%
Equity security	11,275	12,177	—	12,177	N/A
Investments in unconsolidated entities	N/A	30,874	—	30,874	N/A
	$6,830,932	$6,669,499	$2,293,462	$4,376,037

(1)

First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.  The application of this methodology resulted in mezzanine loans with carrying values of $1.1 billion and $964.1 million being classified as first mortgages as of June 30, 2017 and December 31, 2016, respectively.

(2)	CMBS held-to-maturity (“HTM”) and mandatorily redeemable preferred equity interests in commercial real estate entities.

As of June 30, 2017 and December 31, 2016, our Lending Segment’s investment portfolio, excluding loans held-for-sale, RMBS and other investments, had the following characteristics based on carrying values:

Collateral Property Type	June 30, 2017	December 31, 2016
Office	33.1%	35.8%
Hospitality	21.2%	22.9%
Mixed Use	23.1%	15.1%
Multi-family	10.5%	15.3%
Retail	6.8%	7.0%
Residential	3.4%	1.9%
Industrial	1.9%	2.0%
	100.0%	100.0%

Geographic Location	June 30, 2017	December 31, 2016
North East	37.0%	37.7%
West	21.0%	21.5%
South East	12.8%	11.6%
South West	8.2%	8.9%
International	9.0%	9.5%
Mid Atlantic	6.1%	3.5%
Midwest	5.9%	7.3%
	100.0%	100.0%

Investing and Servicing Segment

The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of June 30, 2017 and December 31, 2016 (amounts in thousands):

				Asset
	Face	Carrying		Specific	Net
	Amount	Value		Financing	Investment
June 30, 2017
CMBS, fair value option	$4,130,892	$1,009,151	(1)	$179,891	$829,260
Intangible assets - servicing rights	N/A	66,016	(2)	—	66,016
Lease intangibles, net	N/A	25,924		—	25,924
Loans held-for-sale, fair value option	294,732	291,482		175,665	115,817
Loans held-for-investment	4,008	4,008		—	4,008
Investment in unconsolidated entities	N/A	89,211		—	89,211
Properties, net	N/A	285,190		195,148	90,042
	$4,429,632	$1,770,982		$550,704	$1,220,278
December 31, 2016
CMBS, fair value option	$4,459,655	$990,570	(1)	$206,651	$783,919
Intangible assets - servicing rights	N/A	89,320	(2)	—	89,320
Lease intangibles, net	N/A	29,676		—	29,676
Loans held-for-sale, fair value option	63,065	63,279		33,131	30,148
Loans held-for-investment	20,442	20,442		—	20,442
Investment in unconsolidated entities	N/A	56,376		—	56,376
Properties, net	N/A	277,612		186,901	90,711
	$4,543,162	$1,527,275		$426,683	$1,100,592

(1)	Includes $995.3 million and $959.0 million of CMBS reflected in “VIE liabilities” in accordance with ASC 810 as of June 30, 2017 and December 31, 2016, respectively.

(2)	Includes $27.4 million and $34.2 million of servicing rights intangibles reflected in “VIE assets” in accordance with ASC 810 as of June 30, 2017 and December 31, 2016, respectively.

Our Investing and Servicing Segment’s REO Portfolio, as defined in Note 3 to the Condensed Consolidated Financial Statements, had the following characteristics based on carrying values of $289.9 million and $283.5 million as of June 30, 2017 and December 31, 2016, respectively:

Property Type	June 30, 2017	December 31, 2016
Retail	43.6%	45.8%
Office	29.2%	23.9%
Multi-family	15.4%	18.1%
Mixed Use	7.2%	7.5%
Self-storage	4.6%	4.7%
	100.0%	100.0%

Geographic Location	June 30, 2017	December 31, 2016
South East	53.1%	51.0%
North East	16.7%	17.3%
Mid Atlantic	8.9%	9.4%
Midwest	7.8%	8.0%
West	7.0%	7.3%
South West	6.5%	7.0%
	100.0%	100.0%

Property Segment

The following table sets forth the amount of each category of investments, which are comprised of properties, intangible lease assets and liabilities and our equity investment in four regional shopping malls (the “Retail Fund”) held within our Property Segment as of June 30, 2017 and December 31, 2016 (amounts in thousands):

	June 30, 2017	December 31, 2016
Properties, net	$1,675,308	$1,667,108
Lease intangibles, net	115,749	122,124
Investment in unconsolidated entities	127,795	124,977
	$1,918,852	$1,914,209

The following table sets forth our net investment and other information regarding the Property Segment’s properties and intangible lease assets and liabilities as of June 30, 2017 (dollars in thousands):

		Asset			Weighted Average
	Carrying	Specific	Net	Occupancy	Remaining
	Value	Financing	Investment	Rate	Lease Term
Office—Medical Office Portfolio	$767,959	$487,466	$280,493	94.5%	6.2 years
Office—Ireland Portfolio	495,295	318,256	177,039	88.8%	9.1 years
Multi-family residential—Ireland Portfolio	17,947	11,631	6,316	98.0%	0.2 years
Multi-family residential—Woodstar Portfolio	611,533	410,049	201,484	98.4%	0.5 years
Subtotal—undepreciated carrying value	1,892,734	1,227,402	665,332
Accumulated depreciation and amortization	(101,677)	—	(101,677)
Net carrying value	$1,791,057	$1,227,402	$563,655

As of June 30, 2017 and December 31, 2016, our Property Segment’s investment portfolio had the following geographic characteristics based on carrying values:

Geographic Location	June 30, 2017	December 31, 2016
Ireland	26.7%	25.2%
U.S. Regions:
South East	39.1%	39.7%
North East	12.7%	13.0%
South West	8.5%	8.7%
West	7.0%	7.2%
Midwest	6.0%	6.2%
	100.0%	100.0%

New Credit Facilities and Amendments

Refer to Notes 9 and 10 of our Condensed Consolidated Financial Statements for a detailed discussion of new credit facilities and amendments to existing credit facilities executed since December 31, 2016.

Borrowings under Various Secured Financing Arrangements

The following table is a summary of our secured financing facilities as of June 30, 2017 (dollars in thousands):

					Pledged				Approved
					Asset	Maximum			but	Unallocated
	Current	Extended			Carrying	Facility		Outstanding	Undrawn	Financing
	Maturity	Maturity (a)	Pricing		Value	Size		Balance	Capacity (b)	Amount (c)
Lender 1 Repo 1	(d)	(d)	LIBOR + 1.75% to 5.75%		$1,637,815	$2,000,000	(e)	$1,196,618	$—	$803,382
Lender 2 Repo 1	Oct 2017	Oct 2020	LIBOR + 1.75% to 2.75%		363,744	500,000		110,646	163,496	225,858
Lender 3 Repo 1	May 2018	May 2019	LIBOR + 2.75% to 3.10%		110,193	77,645		77,645	—	—
Lender 4 Repo 2	Dec 2018	Dec 2020	LIBOR + 2.00% to 2.50%		624,738	1,000,000	(f)	230,740	188,702	580,558
Lender 6 Repo 1	Aug 2019	N/A	LIBOR + 2.50% to 2.75%		268,037	500,000		210,254	—	289,746
Lender 6 Repo 2	Nov 2019	Nov 2020	GBP LIBOR + 2.75%		181,171	126,627		126,627	—	—
Lender 9 Repo 1	Dec 2017	Dec 2018	LIBOR + 1.65%		379,111	283,575		283,575	—	—
Lender 10 Repo 1	Mar 2020	Mar 2022	LIBOR + 2.00% to 2.75%		169,610	140,000		136,800	—	3,200
Lender 11 Repo 1	Jun 2019	Jun 2020	LIBOR + 2.75%		—	200,000		—	—	200,000
Lender 7 Secured Financing	Jul 2018	Jul 2019	LIBOR + 2.75%	(g)	85,324	650,000	(h)	—	—	650,000
Lender 8 Secured Financing	Aug 2019	N/A	LIBOR + 4.00%		49,183	75,000		32,124	—	42,876
Conduit Repo 2	Nov 2017	N/A	LIBOR + 2.25%		138,789	150,000		109,070	—	40,930
Conduit Repo 3	Feb 2018	N/A	LIBOR + 2.10%		—	150,000		—	—	150,000
Conduit Repo 4	Oct 2017	Oct 2020	LIBOR + 2.25%		—	100,000		—	—	100,000
MBS Repo 1	(i)	(i)	LIBOR + 1.90%		31,250	20,838		20,838	—	—
MBS Repo 2	Jun 2020	N/A	LIBOR/EURIBOR + 2.00% to 2.95%		344,829	250,178		250,178	—	—
MBS Repo 3	(j)	(j)	LIBOR + 1.32% to 1.95%		386,771	256,832		256,832	—	—
MBS Repo 4	(k)	N/A	LIBOR + 1.20% to 1.90%		184,678	225,000		32,000	69,351	123,649
Investing and Servicing Segment Property Mortgages	Feb 2018 to Jun 2026	N/A	Various		235,310	192,596		172,953	—	19,643
Ireland Portfolio Mortgage	May 2020	N/A	EURIBOR + 1.69%		477,387	333,225		333,225	—	—
Woodstar Portfolio Mortgages	Nov 2025 to Oct 2026	N/A	3.72% to 3.97%		371,409	276,748		276,748	—	—
Woodstar Portfolio Government Financing	Mar 2026 to Jun 2049	N/A	1.00% to 5.00%		310,303	134,510		134,510	—	—
Medical Office Portfolio Mortgages	Dec 2021 to Feb 2022	Dec 2023 to Feb 2024	LIBOR + 2.50%	(l)	749,973	531,815		497,613	—	34,202
Term Loan A	Dec 2020	Dec 2021	LIBOR + 2.25%	(g)	858,717	300,000		300,000	—	—
Revolving Secured Financing	Dec 2020	Dec 2021	LIBOR + 2.25%	(g)	—	100,000		—	—	100,000
					$7,958,342	$8,574,589		4,788,996	$421,549	$3,364,044
Unamortized net premium								2,599
Unamortized deferred financing costs								(40,672)
								$4,750,923

(a)	Subject to certain conditions as defined in the respective facility agreement.

(b)	Approved but undrawn capacity represents the total draw amount that has been approved by the lender related to those assets that have been pledged as collateral, less the drawn amount.

(c)	Unallocated financing amount represents the maximum facility size less the total draw capacity that has been approved by the lender.

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

(i)

Facility carries a rolling 11 month term which may reset monthly with the lender’s consent not to exceed December 2018.  This facility carries no maximum facility size.  Amount herein reflects the outstanding balance as of June 30, 2017.

(j)

Facility carries a rolling 12 month term which may reset monthly with the lender’s consent. Current maturity is June 2018. This facility carries no maximum facility size. Amount herein reflects the outstanding balance as of June 30, 2017.

(k)	The date that is 270 days after the buyer delivers notice to seller, subject to a maximum date of May 2018.

(l)	Subject to a 25 basis point floor.

As of June 30, 2017, Wells Fargo Bank, N.A. is our largest creditor through two repurchase facilities (Lender 1 Repo 1 facility and mortgage-backed securities (“MBS”) Repo 4 facility).

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

Variance between Average and Quarter-End Credit Facility Borrowings Outstanding

The following table compares the average amount outstanding under our secured financing agreements during each quarter and the amount outstanding as of the end of each quarter, together with an explanation of significant variances (amounts in thousands):

		Weighted-Average		Explanations
	Quarter-End	Balance During		for Significant
Quarter Ended	Balance	Quarter	Variance	Variances
December 31, 2016	4,197,218	4,073,485	123,733	(a)
March 31, 2017	4,456,347	4,154,497	301,850	(b)
June 30, 2017	4,788,996	4,591,428	197,568	(c)

(a)

Variance primarily due to the following: (i) $491.2 million drawn on Medical Office Portfolio Mortgages in December 2016; (ii) $300.0 million drawn on the Term Loan A facility in December 2016; and (iii) $283.6 million drawn on the Lender 9 Repo 1 facility in December 2016; partially offset by (iv) $653.2 million pay down of the former Term Loan B facility in December 2016.

(b)	Variance primarily due to the following: (i) $336.8 million drawn on the Lender 1 Repo 1 facility in March 2017.

(c)	Variance primarily due to the following: (i) $136.8 million drawn on the Lender 10 Repo 1 facility in May 2017; and (ii) $60.0 million drawn on the Lender 4 Repo 2 facility throughout the quarter.

Borrowings under Unsecured Senior Notes

During the three months ended June 30, 2017 and 2016, the weighted average effective borrowing rate on our unsecured senior notes was 5.5% and 5.7%, respectively.  During the six months ended June 30, 2017 and 2016, the weighted average effective borrowing rate on our unsecured senior notes was 5.6% and 5.7%, respectively. The effective borrowing rate includes the effects of underwriter purchase discount and the adjustment for the conversion option on the convertible notes, the initial value of which reduced the balance of the notes.

Refer to Note 10 of our Condensed Consolidated Financial Statements for further disclosure regarding the terms of our unsecured senior notes.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities

The following scheduled and/or projected principal repayments on our investments were based upon the amounts outstanding and contractual terms of the financing facilities in effect as of June 30, 2017 (amounts in thousands):

	Scheduled Principal	Scheduled/Projected	Projected/Required	Scheduled Principal
	Repayments on Loans	Principal Repayments	Repayments of	Inflows Net of
	and HTM Securities	on RMBS and CMBS	Financing	Financing Outflows
Third Quarter 2017	$697,079	$92,905	$(393,674)	$396,310
Fourth Quarter 2017	900,762	30,810	(928,779)	2,793
First Quarter 2018	508,606	31,350	(486,762)	53,194
Second Quarter 2018	472,754	36,847	(336,832)	172,769
Total	$2,579,201	$191,912	$(2,146,047)	$625,066

In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

Issuances of Equity Securities

We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At June 30, 2017, we had 100,000,000 shares of preferred stock available for issuance and 239,445,716 shares of common stock available for issuance.

Other Potential Sources of Financing

In the future, we may also use other sources of financing to fund the acquisition of our target assets, including other secured as well as unsecured forms of borrowing and sale of certain investment securities which no longer meet our return requirements.

Repurchases of Equity Securities and Convertible Senior Notes

In September 2014, our board of directors authorized and announced the repurchase of up to $250.0 million of our outstanding common stock over a period of one year. Subsequent amendments to the repurchase program approved by our board of directors in December 2014, June 2015, January 2016 and February 2017 resulted in the program being (i) amended to increase maximum repurchases to $500.0 million, (ii) expanded to allow for the repurchase of our outstanding convertible senior notes under the program and (iii) extended through January 2019. Purchases made pursuant to the program are made in either the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are discretionary and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time.  During the six months ended June 30, 2017, we repurchased $230.0 million aggregate principal amount of our 2018 Notes for $250.7 million, however, this repurchase was not considered part of the repurchase program and therefore does not reduce our available capacity for future repurchases under the repurchase program. During the six months ended June 30, 2017, we did not repurchase any common stock under the repurchase program. As of June 30, 2017, we have $262.2 million of remaining capacity to repurchase common stock and/or convertible senior notes under the repurchase program.

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

The Company’s board of directors declared the following dividends during the six months ended June 30, 2017:

Declare Date	Record Date	Payment Date	Amount	Frequency
5/9/17	6/30/17	7/14/17	$0.48	Quarterly
2/23/17	3/31/17	4/14/17	$0.48	Quarterly

On August 9, 2017, our board of directors declared a dividend of $0.48 per share for the third quarter of 2017, which is payable on October 13, 2017 to common stockholders of record as of September 29, 2017.

Leverage Policies

Our strategies with regards to use of leverage have not changed significantly since December 31, 2016.  Refer to our Form 10-K for a description of our strategies regarding use of leverage.

Contractual Obligations and Commitments

Contractual obligations as of June 30, 2017 are as follows (amounts in thousands):

		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Secured financings (a)	$4,788,996	$1,364,181	$1,744,752	$636,012	$1,044,051
Unsecured senior notes	2,073,229	781,866	341,363	700,000	250,000
Loan funding commitments (b)	1,392,052	752,088	600,751	39,213	—
Future lease commitments	30,483	6,433	11,950	5,558	6,542
Total	$8,284,760	$2,904,568	$2,698,816	$1,380,783	$1,300,593

(a)	Includes available extension options.

(b)

Excludes $187.4 million of loan funding commitments in which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower either earlier than, or in excess of, expectations.

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

We seek to further manage credit risk associated with our Investing and Servicing Segment loans held-for-sale through the purchase of credit index instruments.  The following table presents our credit index instruments as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	Face Value of	Aggregate Notional Value of	Number of
	Loans Held-for-Sale	Credit Index Instruments	Credit Index Instruments
June 30, 2017	$294,732	$59,000	10
December 31, 2016	$63,065	$14,000	4

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations such as repurchase agreements, bank credit facilities, term loans, revolving facilities and securitizations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we mitigate such interest rate risk through the utilization of interest rate derivatives of the same duration. The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of June 30, 2017 and December 31, 2016 (dollars in thousands):

		Aggregate Notional
	Face Value of	Value of Interest	Number of Interest
	Hedged Instruments	Rate Derivatives	Rate Derivatives
Instrument hedged as of June 30, 2017
Loans held-for-investment	$8,000	$8,000	1
Loans held-for-sale	289,832	247,600	53
RMBS, available-for-sale	391,200	69,000	2
Secured financing agreements	1,044,273	1,030,226	19
	$1,733,305	$1,354,826	75
Instrument hedged as of December 31, 2016
Loans held-for-investment	$8,000	$8,000	1
Loans held-for-sale	63,065	50,900	18
RMBS, available-for-sale	399,883	69,000	2
Secured financing agreements	1,011,067	1,003,064	18
	$1,482,015	$1,130,964	39

The following table summarizes the estimated annual change in net investment income for our LIBOR-based investments and our LIBOR-based debt assuming increases or decreases in LIBOR and adjusted for the effects of our interest rate hedging activities (amounts in thousands, except per share data):

	Variable-rate
	investments and	3.0%	2.0%	1.0%	1.0%
Income (Expense) Subject to Interest Rate Sensitivity	indebtedness (1)	Increase	Increase	Increase	Decrease (2)
Investment income from variable-rate investments	$6,216,707	$180,485	$119,529	$58,728	$(45,344)
Interest expense from variable-rate debt, net of interest rate derivatives	(2,938,818)	(94,733)	(64,943)	(33,673)	33,601
Net investment income from variable rate instruments	$3,277,889	$85,752	$54,586	$25,055	$(11,743)
Impact per diluted shares outstanding		$0.32	$0.21	$0.09	$(0.04)

(1)	Includes the notional value of interest rate derivatives.

(2)	Assumes LIBOR does not go below 0%.

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

The following table represents our current currency hedge exposure as it relates to our investments denominated in foreign currencies, along with the aggregate notional amount of the hedges in place (amounts in thousands except for number of contracts, using the June 30, 2017 GBP closing rate of 1.3025, Euro (“EUR”) closing rate of 1.1429, Swedish Krona (“SEK”) closing rate of 0.1187, Norwegian Krone (“NOK”) closing rate of 0.1198 and Danish Krone (“DKK”) closing rate of 0.1537):

Carrying Value of Net Investment	Local Currency	Number of Foreign Exchange Contracts		Aggregate Notional Value of Hedges Applied	Expiration Range of Contracts
$184,844	GBP	31		$195,141	January 2018
19,429	GBP	78		22,454	July 2017 – June 2019
28,969	EUR	6		35,428	September 2017 – December 2018
2,002	EUR, DKK, NOK, SEK	9		9,045	September 2017
19,391	EUR	6		23,618	August 2017 – November 2018
54,544	GBP	14		74,765	August 2017 – July 2020
1,317	GBP	1		1,867	March 2018
144,162	EUR	36	(1)	267,009	September 2017 – June 2020
12,887	GBP	9		13,497	July 2017 – April 2019
$467,545		190		$642,824

(1)	These foreign exchange contracts hedge our Euro currency exposure created by our acquisition of the Ireland Portfolio.

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

Changes in Internal Control Over Financial Reporting.  No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of securities during the three months ended June 30, 2017.

Issuer Purchases of Equity Securities

There were no purchases of common stock during the three months ended June 30, 2017.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD PROPERTY TRUST, INC.

Date: August 9, 2017	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: August 9, 2017	By:	/s/ RINA PANIRY
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