Form 10-Q
period 2017-09-30
STARWOOD PROPERTY TRUST, INC.
filed 2017-11-08
CIK 1465128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of November 2, 2017 was 260,998,683.

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

These forward-looking statements are based largely on our current beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors that may cause actual results to vary from our forward-looking statements include, but are not limited to:

•

factors described in our Annual Report on Form 10-K for the year ended December 31, 2016, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017 and this Quarterly Report on Form 10-Q, including those set forth under the captions “Risk Factors” and “Business”;

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands, except share data)

	As of	As of
	September 30, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$413,845	$615,522
Restricted cash	54,591	35,233
Loans held-for-investment, net	6,382,371	5,847,995
Loans held-for-sale, at fair value	608,624	63,279
Loans transferred as secured borrowings	74,339	35,000
Investment securities ($290,622 and $297,638 held at fair value)	701,818	807,618
Properties, net	2,521,342	1,944,720
Intangible assets ($33,781 and $55,082 held at fair value)	181,865	219,248
Investment in unconsolidated entities	243,450	204,605
Goodwill	140,437	140,437
Derivative assets	38,293	89,361
Accrued interest receivable	35,047	28,224
Other assets	112,265	101,763
Variable interest entity (“VIE”) assets, at fair value	51,197,981	67,123,261
Total Assets	$62,706,268	$77,256,266
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$203,782	$198,134
Related-party payable	29,989	37,818
Dividends payable	125,674	125,075
Derivative liabilities	22,890	3,904
Secured financing agreements, net	5,514,695	4,154,126
Unsecured senior notes, net	2,044,523	2,011,544
Secured borrowings on transferred loans, net	74,200	35,000
VIE liabilities, at fair value	50,150,781	66,130,592
Total Liabilities	58,166,534	72,696,193
Commitments and contingencies (Note 21)
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 265,406,623 issued and 260,799,738 outstanding as of September 30, 2017 and 263,893,806 issued and 259,286,921 outstanding as of December 31, 2016	2,654	2,639
Additional paid-in capital	4,705,044	4,691,180
Treasury stock (4,606,885 shares)	(92,104)	(92,104)
Accumulated other comprehensive income	65,271	36,138
Accumulated deficit	(184,073)	(115,579)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,496,792	4,522,274
Non-controlling interests in consolidated subsidiaries	42,942	37,799
Total Equity	4,539,734	4,560,073
Total Liabilities and Equity	$62,706,268	$77,256,266

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Interest income from loans	$138,599	$121,225	$371,094	$361,314
Interest income from investment securities	12,451	19,175	40,045	53,879
Servicing fees	14,842	22,918	47,572	70,921
Rental income	60,153	39,742	176,161	110,262
Other revenues	722	1,645	2,184	3,814
Total revenues	226,767	204,705	637,056	600,190
Costs and expenses:
Management fees	30,980	27,780	79,997	76,510
Interest expense	76,431	59,082	213,608	173,237
General and administrative	32,892	51,470	95,841	119,677
Acquisition and investment pursuit costs	1,024	1,509	2,232	5,682
Costs of rental operations	23,799	18,011	67,701	46,518
Depreciation and amortization	22,871	15,352	67,131	53,185
Loan loss allowance, net	(171)	2,127	(3,170)	3,395
Other expense	376	711	1,276	811
Total costs and expenses	188,202	176,042	524,616	479,015
Income before other income (loss), income taxes and non-controlling interests	38,565	28,663	112,440	121,175
Other income (loss):
Change in net assets related to consolidated VIEs	56,177	47,848	203,108	94,388
Change in fair value of servicing rights	(4,867)	(14,283)	(21,301)	(33,213)
Change in fair value of investment securities, net	(397)	(2,786)	(4,061)	(714)
Change in fair value of mortgage loans held-for-sale, net	19,485	49,996	45,484	70,122
(Loss) earnings from unconsolidated entities	(4,689)	4,305	27,763	12,849
Gain on sale of investments and other assets, net	11,877	10	17,004	165
Loss on derivative financial instruments, net	(24,224)	(2,328)	(66,159)	(6,793)
Foreign currency gain (loss), net	10,660	(3,214)	28,434	(20,580)
Total other-than-temporary impairment (“OTTI”)	(66)	—	(175)	(54)
Noncredit portion of OTTI recognized in other comprehensive income	66	—	66	54
Net impairment losses recognized in earnings	—	—	(109)	—
Loss on extinguishment of debt	—	—	(5,916)	—
Other income, net	28	269	484	10,998
Total other income (loss)	64,050	79,817	224,731	127,222
Income before income taxes	102,615	108,480	337,171	248,397
Income tax provision	(9,816)	(2,667)	(18,285)	(3,467)
Net income	92,799	105,813	318,886	244,930
Net income attributable to non-controlling interests	(4,371)	(47)	(10,720)	(1,034)
Net income attributable to Starwood Property Trust, Inc.	$88,428	$105,766	$308,166	$243,896

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic	$0.34	$0.44	$1.18	$1.02
Diluted	$0.33	$0.44	$1.17	$1.00

Dividends declared per common share	$0.48	$0.48	$1.44	$1.44

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, amounts in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$92,799	$105,813	$318,886	$244,930
Other comprehensive income (net change by component):
Cash flow hedges	(22)	185	56	(136)
Available-for-sale securities	3,975	6,105	10,728	8,656
Foreign currency translation	5,337	1,331	18,349	1,999
Other comprehensive income	9,290	7,621	29,133	10,519
Comprehensive income	102,089	113,434	348,019	255,449
Less: Comprehensive income attributable to non-controlling interests	(4,371)	(47)	(10,720)	(1,034)
Comprehensive income attributable to Starwood Property Trust, Inc.	$97,718	$113,387	$337,299	$254,415

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited, amounts in thousands, except share data)

								Total
								Starwood
							Accumulated	Property
	Common stock		Additional				Other	Trust, Inc.	Non-
		Par	Paid-in	Treasury Stock		Accumulated	Comprehensive	Stockholders’	Controlling	Total
	Shares	Value	Capital	Shares	Amount	Deficit	Income	Equity	Interests	Equity
Balance, January 1, 2017	263,893,806	$2,639	$4,691,180	4,606,885	$(92,104)	$(115,579)	$36,138	$4,522,274	$37,799	$4,560,073
Proceeds from DRIP Plan	24,217	—	541	—	—	—	—	541	—	541
Equity offering costs	—	—	(12)	—	—	—	—	(12)	—	(12)
Equity component of 2023 Convertible Senior Notes issuance	—	—	3,755	—	—	—	—	3,755	—	3,755
Equity component of 2018 Convertible Senior Notes repurchase	—	—	(18,105)	—	—	—	—	(18,105)	—	(18,105)
Share-based compensation	849,045	9	13,281	—	—	—	—	13,290	—	13,290
Manager incentive fee paid in stock	639,555	6	14,404	—	—	—	—	14,410	—	14,410
Net income	—	—	—	—	—	308,166	—	308,166	10,720	318,886
Dividends declared, $1.44 per share	—	—	—	—	—	(376,660)	—	(376,660)	—	(376,660)
Other comprehensive income, net	—	—	—	—	—	—	29,133	29,133	—	29,133
VIE non-controlling interests	—	—	—	—	—	—	—	—	1,837	1,837
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	105	105
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(7,519)	(7,519)
Balance, September 30, 2017	265,406,623	$2,654	$4,705,044	4,606,885	$(92,104)	$(184,073)	$65,271	$4,496,792	$42,942	$4,539,734

Balance, January 1, 2016	241,044,775	$2,410	$4,192,844	3,553,996	$(72,381)	$(12,286)	$29,729	$4,140,316	$30,627	$4,170,943
Proceeds from DRIP Plan	14,707	—	299	—	—	—	—	299	—	299
Common stock repurchased	—	—	—	1,052,889	(19,723)	—	—	(19,723)	—	(19,723)
Share-based compensation	1,147,975	12	22,785	—	—	—	—	22,797	—	22,797
Manager incentive fee paid in stock	788,460	8	14,649	—	—	—	—	14,657	—	14,657
Net income	—	—	—	—	—	243,896	—	243,896	1,034	244,930
Dividends declared, $1.44 per share	—	—	—	—	—	(343,913)	—	(343,913)	—	(343,913)
Other comprehensive income, net	—	—	—	—	—	—	10,519	10,519	—	10,519
VIE non-controlling interests	—	—	—	—	—	—	—	—	(144)	(144)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	10,417	10,417
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(5,400)	(5,400)
Balance, September 30, 2016	242,995,917	$2,430	$4,230,577	4,606,885	$(92,104)	$(112,303)	$40,248	$4,068,848	$36,534	$4,105,382

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	For the Nine Months Ended
	September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$318,886	$244,930
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of deferred financing costs, premiums and discounts on secured financing agreements and secured borrowings on transferred loans	14,131	12,061
Amortization of discounts and deferred financing costs on senior notes	17,514	16,058
Accretion of net discount on investment securities	(11,669)	(11,967)
Accretion of net deferred loan fees and discounts	(27,014)	(38,809)
Share-based compensation	13,290	22,797
Share-based component of incentive fees	14,410	14,657
Change in fair value of fair value option investment securities	4,061	714
Change in fair value of consolidated VIEs	(59,160)	42,371
Change in fair value of servicing rights	21,301	33,213
Change in fair value of loans held-for-sale	(45,484)	(70,122)
Change in fair value of derivatives	62,463	3,360
Foreign currency (gain) loss, net	(28,211)	20,367
Gain on sale of investments and other assets	(17,004)	(165)
Impairment charges	1,099	711
Loan loss allowance, net	(3,170)	3,395
Depreciation and amortization	64,937	49,081
Earnings from unconsolidated entities	(27,763)	(12,849)
Distributions of earnings from unconsolidated entities	4,716	15,151
Bargain purchase gain	—	(8,406)
Loss on extinguishment of debt	5,916	—
Origination and purchase of loans held-for-sale, net of principal collections	(1,487,813)	(1,186,080)
Proceeds from sale of loans held-for-sale	987,828	1,123,512
Changes in operating assets and liabilities:
Related-party payable, net	(7,829)	(17,166)
Accrued and capitalized interest receivable, less purchased interest	(63,032)	(58,275)
Other assets	(12,198)	6,168
Accounts payable, accrued expenses and other liabilities	37,367	(3,537)
Net cash (used in) provided by operating activities	(222,428)	201,170
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(2,195,258)	(1,583,628)
Proceeds from principal collections on loans	1,670,159	2,187,844
Proceeds from loans sold	37,079	236,433
Purchase of investment securities	(69,231)	(359,510)
Proceeds from sales of investment securities	11,134	3,799
Proceeds from principal collections on investment securities	209,903	70,316
Real estate business combinations, net of cash and restricted cash acquired	(18,194)	(91,186)
Proceeds from sale of properties	44,219	—
Purchases and additions to properties and other assets	(564,755)	(10,209)
Investment in unconsolidated entities	(20,544)	(3,870)
Distribution of capital from unconsolidated entities	3,858	15,026
Payments for purchase or termination of derivatives	(41,208)	(24,954)
Proceeds from termination of derivatives	23,686	37,652
Return of investment basis in purchased derivative asset	151	206
Net cash (used in) provided by investing activities	(909,001)	477,919

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited, amounts in thousands)

	For the Nine Months Ended
	September 30,
	2017	2016
Cash Flows from Financing Activities:
Proceeds from borrowings	$4,090,163	$3,158,920
Principal repayments on and repurchases of borrowings	(2,724,179)	(3,138,534)
Payment of deferred financing costs	(17,038)	(17,799)
Proceeds from common stock issuances	541	299
Payment of equity offering costs	(647)	—
Payment of dividends	(376,061)	(343,670)
Contributions from non-controlling interests	105	10,417
Distributions to non-controlling interests	(7,519)	(5,400)
Purchase of treasury stock	—	(19,723)
Issuance of debt of consolidated VIEs	11,657	596
Repayment of debt of consolidated VIEs	(92,383)	(202,892)
Distributions of cash from consolidated VIEs	62,797	40,731
Net cash provided by (used in) financing activities	947,436	(517,055)
Net (decrease) increase in cash, cash equivalents and restricted cash	(183,993)	162,034
Cash, cash equivalents and restricted cash, beginning of period	650,755	391,884
Effect of exchange rate changes on cash	1,674	(626)
Cash, cash equivalents and restricted cash, end of period	$468,436	$553,292
Supplemental disclosure of cash flow information:
Cash paid for interest	$177,604	$146,011
Income taxes paid	7,722	3,038
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared, but not yet paid	$125,638	$115,190
Consolidation of VIEs (VIE asset/liability additions)	2,092,516	19,118,645
Deconsolidation of VIEs (VIE asset/liability reductions)	2,244,267	5,404,305
Net assets acquired from consolidated VIEs	19,652	133,177
Fair value of assets acquired, net of cash and restricted cash	18,956	270,021
Fair value of liabilities assumed	762	170,429
Unsettled investment securities sold	—	14,926

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of September 30, 2017

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

We have three reportable business segments as of September 30, 2017:

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full year.

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

We apply the business combination provisions of ASC 805 in accounting for most acquisitions of real estate assets with in-place leases. In doing so, we record provisional amounts for certain items as of the date of acquisition. During the measurement period, a period which shall not exceed one year, we prospectively adjust the provisional amounts recognized to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized. We do not apply the business combination provisions of ASC 805 for acquired real estate assets where a lease is entered into concurrently with the acquisition of the asset, such as in sale leaseback transactions.  We account for sale leaseback transactions as asset acquisitions.

Lease Classification

In accordance with ASC 840, Leases, we evaluate all new or amended leases to determine if the lease (1) provides for a transfer of ownership to the lessee at the conclusion of the lease, (2) provides the lessee with a bargain purchase option, (3) has a term of 75% or more of the leased asset’s remaining useful life, or (4) has minimum lease payments with a present value of 90% or more of the leased asset’s fair value.  If any of these conditions exist, we account for the lease as a capital lease, otherwise, the lease is considered an operating lease.

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

Nearly all of the Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities.  Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities.  For the three and nine months ended September 30, 2017 and 2016, the two-class method resulted in the most dilutive EPS calculation.

Restricted Cash

Restricted cash includes cash and cash equivalents that are legally or contractually restricted as to withdrawal or usage and primarily includes cash collateral associated with derivative financial instruments and funds held on behalf of borrowers and tenants. Effective January 1, 2017, we early adopted ASU 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash, which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning and end-of-period total amounts shown on the statement of cash flows. As required by this ASU, we applied this change retrospectively to our prior period condensed consolidated statement of cash flows for the nine months ended September 30, 2016.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to our current period presentation. In that regard, we have reclassified $0.7 million of impairment of lease intangible assets from OTTI to other expense in our consolidated statements of operations for the three and nine months ended September 30, 2016.

Recent Accounting Developments

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, which establishes key principles by which an entity determines the amount and timing of revenue recognized from customer contracts.  At issuance, the ASU was effective for the first interim or annual period beginning after December 15, 2016. On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year, resulting in the ASU becoming effective for the first interim or annual period beginning after December 15, 2017.  We do not expect the application of this ASU to materially impact the Company as our material revenue sources are not within the scope of the ASU.

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

On January 5, 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) – Clarifying the Definition of a Business, which amends the definition of a business to exclude acquisitions of groups of assets where substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets.  The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2017 and is applied prospectively.  Early application is permitted.  We expect that most real estate acquired by the Company subsequent to the ASU’s effective date will be accounted for as asset acquisitions.

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

On February 22, 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20), which clarifies what constitutes an in substance nonfinancial asset and changes the accounting for partial sales of nonfinancial assets to be more consistent with the accounting for a sale of a business.  The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2017.  Early application is permitted.  We do not expect the application of this ASU to materially impact the Company.

On August 28, 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) – Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies existing guidance regarding the designation and measurement of designated hedging relationships. The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2018. Early application is permitted. We do not expect the application of this ASU to materially impact the Company.

3.  Acquisitions and Dispositions

Master Lease Portfolio

On September 25, 2017, we acquired 20 retail properties and three industrial properties (the “Master Lease Portfolio”) for a purchase price of $553.3 million, inclusive of $3.7 million of related transaction costs.  Concurrently with the acquisition, we leased the properties back to the seller under corporate guaranteed master net lease agreements with initial terms of 24.6 years and periodic rent escalations. These properties, which collectively comprise 5.3 million square feet, are geographically dispersed throughout the U.S., with more than 50% of the portfolio, by carrying value, located in Utah, Florida, Texas and Minnesota. We utilized $265.9 million in new financing in order to fund the acquisition (as set forth in Note 9).  The acquisition was accounted for as an asset acquisition.

Investing and Servicing Segment Property Portfolio

During the three and nine months ended September 30, 2017, our Investing and Servicing Segment acquired the net equity of one and two commercial real estate properties from CMBS trusts, respectively, for $18.2 million and $37.2 million, respectively.  These properties, aggregated with the controlling interests in 24 commercial real estate properties acquired from CMBS trusts during the years ended December 31, 2015 and 2016 for an aggregate acquisition price of $268.5 million, comprise the Investing and Servicing Segment Property Portfolio (the “REIS Equity Portfolio”).  When

the properties are acquired from CMBS trusts that are consolidated as VIEs on our balance sheet, the acquisitions are reflected as repayment of debt of consolidated VIEs in our condensed consolidated statements of cash flows.

We applied the business combination provisions of ASC 805, Business Combinations, in accounting for the REIS Equity Portfolio acquisitions. No goodwill was recognized in connection with the REIS Equity Portfolio acquisitions as the purchase prices did not exceed the fair values of the net assets acquired. A bargain purchase gain of $0.6 million was recognized within change in net assets related to consolidated VIEs in our condensed consolidated statement of operations for the nine months ended September 30, 2017 and $8.8 million for the year ended December 31, 2016 as the fair value of the net assets acquired for certain properties exceeded the purchase price.

During the nine months ended September 30, 2017, in accordance with ASU 2015-16, Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments, we adjusted our initial provisional estimates of the acquisition date fair values of the identified assets acquired and liabilities assumed for a certain property acquired within the REIS Equity Portfolio during the year ended December 31, 2016 to reflect new information obtained regarding facts and circumstances that existed at the acquisition date. The following table summarizes the measurement period adjustment applied to the initial provisional acquisition date balance sheet (amounts in thousands):

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

The net income effect associated with the measurement period adjustment during the nine months ended September 30, 2017 was immaterial.

During the three and nine months ended September 30, 2017, we sold two and four properties within the Investing and Servicing Segment for $26.0 million and $40.7 million, respectively, recognizing gain on sale of $11.2 million and $16.3 million, respectively, within gain on sale of investments and other assets in our condensed consolidated statements of operations. During both the three and nine months ended September 30, 2017, $2.4 million of such gains were attributable to non-controlling interests.

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

During the nine months ended September 30, 2017, we sold one office property within the Ireland Portfolio for $3.9 million, recognizing an immaterial gain on sale within gain on sale of investments and other assets in our condensed consolidated statement of operations.

Purchase Price Allocations of Business Combinations

We applied the business combination provisions of ASC 805, Business Combinations, in accounting for the 2017 REIS Equity Portfolio acquisitions.  In doing so, we have recorded all identifiable assets acquired and liabilities assumed as of the acquisition date.  These amounts are provisional and may be adjusted during the measurement period, which expires no later than one year from the acquisition date, if new information is obtained that, if known, would have affected the amounts recognized as of the acquisition date.

The following table summarizes the identified assets acquired and liabilities assumed as of the acquisition date (amounts in thousands):

2017
REIS Equity
Assets acquired:	Portfolio
Properties	$34,902
Intangible assets	4,272
Other assets	1
Total assets acquired	39,175
Liabilities assumed:
Accounts payable, accrued expenses and other liabilities	1,329
Total liabilities assumed	1,329
Net assets acquired	$37,846

4. Loans

Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option. The following tables summarize our investments in mortgages and loans by subordination class as of September 30, 2017 and December 31, 2016 (dollars in thousands):

				Weighted
			Weighted	Average Life
	Carrying	Face	Average	(“WAL”)
September 30, 2017	Value	Amount	Coupon	(years)(1)
First mortgages (2)	$5,527,219	$5,549,909	6.1%	2.4
Subordinated mortgages (3)	222,990	224,088	10.3%	2.1
Mezzanine loans (2)	615,562	615,724	10.6%	1.2
Other	23,218	27,073	8.4%	4.3
Total loans held-for-investment	6,388,989	6,416,794
Loans held-for-sale, fair value option	608,624	601,051	5.6%	7.6
Loans transferred as secured borrowings	74,339	75,000	5.8%	2.5
Total gross loans	7,071,952	7,092,845
Loan loss allowance (loans held-for-investment)	(6,618)	—
Total net loans	$7,065,334	$7,092,845

December 31, 2016
First mortgages (2)	$4,865,994	$4,881,656	5.7%	2.2
Subordinated mortgages (3)	278,032	293,925	8.9%	3.3
Mezzanine loans (2)	713,757	714,608	9.6%	1.8
Total loans held-for-investment	5,857,783	5,890,189
Loans held-for-sale, fair value option	63,279	63,065	5.3%	10.0
Loans transferred as secured borrowings	35,000	35,000	6.2%	0.4
Total gross loans	5,956,062	5,988,254
Loan loss allowance (loans held-for-investment)	(9,788)	—
Total net loans	$5,946,274	$5,988,254

(1)

Represents the WAL of each respective group of loans as of the respective balance sheet date. The WAL of each individual loan is calculated using amounts and timing of future principal payments, as projected at origination or acquisition.

(2)

First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.  The application of this methodology resulted in mezzanine loans with carrying values of $1.1 billion and $964.1 million being classified as first mortgages as of September 30, 2017 and December 31, 2016, respectively.

(3)

Subordinated mortgages include B-Notes and junior participation in first mortgages where we do not own the senior A-Note or senior participation. If we own both the A-Note and B-Note, we categorize the loan as a first mortgage loan.

As of September 30, 2017, approximately $5.9 billion, or 92.6%, of our loans held-for-investment were variable rate and paid interest principally at LIBOR plus a weighted-average spread of 5.2%. The following table summarizes our investments in floating rate loans (dollars in thousands):

	September 30, 2017			December 31, 2016
			Carrying			Carrying
Index	Base Rate		Value	Base Rate		Value
One-month LIBOR USD	1.2322%		$612,994	0.7717%		$880,357
LIBOR floor	0.15 - 1.24	% (1)	5,301,987	0.15 - 3.00	% (1)	4,449,861
Total			$5,914,981			$5,330,218

(1)	The weighted-average LIBOR floor was 0.57% and 0.36% as of September 30, 2017 and December 31, 2016, respectively.

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

As of September 30, 2017, the risk ratings for loans subject to our rating system, which excludes loans for which the fair value option has been elected, by class of loan were as follows (dollars in thousands):

	Balance Sheet Classification
	Loans Held-For-Investment					Loans		% of
Risk Rating	First	Subordinated	Mezzanine		Loans Held-	As Secured		Total
Category	Mortgages	Mortgages	Loans	Other	For-Sale	Borrowings	Total	Loans
1	$2,205	$—	$—	$20,446	$—	$—	$22,651	0.3%
2	2,109,411	4,424	132,843	—	—	—	2,246,678	31.8%
3	3,164,497	218,566	423,779	2,772	—	74,339	3,883,953	54.9%
4	194,916	—	58,940	—	—	—	253,856	3.6%
5	56,190	—	—	—	—	—	56,190	0.8%
N/A	—	—	—	—	608,624	—	608,624	8.6%
	$5,527,219	$222,990	$615,562	$23,218	$608,624	$74,339	$7,071,952	100.0%

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

After completing our impairment evaluation process as of September 30, 2017, we concluded that none of our loans were impaired and therefore no individual loan impairment charges were required on any individual loans, as we expect to collect all outstanding principal and interest.  None of our loans were 90 days or greater past due as of September 30, 2017.

In accordance with our policies, we record an allowance for loan losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4,” plus (ii) 5% of the aggregate carrying amount of loans rated as a “5, ” plus (iii) impaired loan reserves, if any.  The following table presents the activity in our allowance for loan losses (amounts in thousands):

	For the Nine Months Ended
	September 30,
	2017	2016
Allowance for loan losses at January 1	$9,788	$6,029
Provision for loan losses	(3,170)	3,395
Charge-offs	—	—
Recoveries	—	—
Allowance for loan losses at September 30	$6,618	$9,424
Recorded investment in loans related to the allowance for loan loss	$310,046	$488,576

The activity in our loan portfolio was as follows (amounts in thousands):

	For the Nine Months Ended
	September 30,
	2017	2016
Balance at January 1	$5,946,274	$6,263,517
Acquisitions/originations/additional funding	3,722,624	2,795,772
Capitalized interest (1)	55,987	65,003
Basis of loans sold (2)	(1,024,964)	(1,359,780)
Loan maturities/principal repayments	(1,742,494)	(2,188,583)
Discount accretion/premium amortization	27,014	38,809
Changes in fair value	45,484	70,122
Unrealized foreign currency remeasurement gain (loss)	31,395	(37,332)
Change in loan loss allowance, net	3,170	(3,395)
Transfer to/from other asset classifications	844	36,566	(3)
Balance at September 30	$7,065,334	$5,680,699

(1)	Represents accrued interest income on loans whose terms do not require current payment of interest.

(2)	See Note 11 for additional disclosure on these transactions.

(3)	Primarily represents commercial mortgage loans acquired from CMBS trusts which are consolidated as VIEs on our balance sheet.

5. Investment Securities

Investment securities were comprised of the following as of September 30, 2017 and December 31, 2016 (amounts in thousands):

	Carrying Value as of
	September 30, 2017	December 31, 2016
RMBS, available-for-sale	$253,252	$253,915
CMBS, fair value option (1)	1,026,634	990,570
Held-to-maturity (“HTM”) securities	411,196	509,980
Equity security, fair value option	13,529	12,177
Subtotal—Investment securities	1,704,611	1,766,642
VIE eliminations (1)	(1,002,793)	(959,024)
Total investment securities	$701,818	$807,618

(1)	Certain fair value option CMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.

Purchases, sales and principal collections for all investment securities were as follows (amounts in thousands):

	RMBS,	CMBS, fair		HTM	Equity
	available-for-sale	value option		Securities	Security	Total
Three Months Ended September 30, 2017
Purchases (1)	$—	$11,798		$50,000	$—	$61,798
Sales (2)	—	—		—	—	—
Principal collections	10,307	1,666		111,671	—	123,644
Three Months Ended September 30, 2016
Purchases (1)	$8,868	$—		$—	$—	$8,868
Sales (2)	—	17,456	(5)	—	—	17,456
Principal collections	9,917	12,289		566	—	22,772

	RMBS,	CMBS, fair		HTM	Equity
	available-for-sale	value option		Securities	Security	Total
Nine Months Ended September 30, 2017
Purchases (3)	$7,433	$11,798		$50,000	$—	$69,231
Sales (4)	—	11,134		—	—	11,134
Principal collections	29,090	8,754		172,059	—	209,903
Nine Months Ended September 30, 2016
Purchases (3)	$97,204	$57,576		$204,730	$—	$359,510
Sales (4)	—	18,725	(5)	—	—	18,725
Principal collections	32,925	31,734		5,657	—	70,316

(1)

During the three months ended September 30, 2017 and 2016, we purchased $30.9 million and $25.6 million of CMBS, respectively, for which we elected the fair value option. Due to our consolidation of securitization VIEs, $19.1 million and $25.6 million, respectively, of this amount is eliminated and reflected as repayment of debt of consolidated VIEs in our condensed consolidated statements of cash flows.

(2)

During the three months ended September 30, 2017 and 2016, we sold $1.5 million and $17.5 million of CMBS, respectively, for which we had previously elected the fair value option. Due to our consolidation of securitization VIEs, $1.5 million of our sales during the three months ended September 30, 2017 is eliminated and reflected as issuance of debt of consolidated VIEs in our condensed consolidated statements of cash flows. During the three months ended September 30, 2016, none of our sales were eliminated due to the consolidation of securitization VIEs.

(3)

During the nine months ended September 30, 2017 and 2016, we purchased $92.6 million and $126.9 million of CMBS, respectively, for which we elected the fair value option. Due to our consolidation of securitization VIEs, $80.8 million and $69.3 million, respectively, of this amount is eliminated and reflected as repayment of debt of consolidated VIEs in our condensed consolidated statements of cash flows.

(4)

During the nine months ended September 30, 2017 and 2016, we sold $22.8 million and $19.3 million of CMBS, respectively, for which we had previously elected the fair value option. Due to our consolidation of securitization VIEs, $11.7 million and $0.6 million, respectively, of this amount is eliminated and reflected as issuance of debt of consolidated VIEs in our condensed consolidated statements of cash flows.

(5)	Settlement of $14.9 million occurred subsequent to September 30, 2016. We account for all investment securities transactions on a trade-date basis.

RMBS, Available-for-Sale

The Company classified all of its RMBS as available-for-sale as of September 30, 2017 and December 31, 2016. These RMBS are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (“AOCI”).

The tables below summarize various attributes of our investments in available-for-sale RMBS as of September 30, 2017 and December 31, 2016 (amounts in thousands):

				Unrealized Gains or (Losses)
				Recognized in AOCI
	Purchase		Recorded		Gross	Gross	Net
	Amortized	Credit	Amortized	Non-Credit	Unrealized	Unrealized	Fair Value
	Cost	OTTI	Cost	OTTI	Gains	Losses	Adjustment	Fair Value
September 30, 2017
RMBS	$207,492	$(9,897)	$197,595	$(95)	$55,766	$(14)	$55,657	$253,252
December 31, 2016
RMBS	$219,171	$(10,185)	$208,986	$(94)	$45,113	$(90)	$44,929	$253,915

	Weighted Average Coupon (1)	Weighted Average Rating	WAL (Years) (2)
September 30, 2017
RMBS	2.5%	B-	6.4
December 31, 2016
RMBS	2.1%	B	6.1

(1)	Calculated using the September 30, 2017 and December 31, 2016 one-month LIBOR rate of 1.232% and 0.772%, respectively, for floating rate securities.

(2)

Represents the WAL of each respective group of securities as of the respective balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.

As of September 30, 2017, approximately $211.6 million, or 83.6%, of RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 1.21%. As of December 31, 2016, approximately $211.1 million, or 83.2%, of RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 1.22%. We purchased all of the RMBS at a discount that will be accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of these discounts.

The following table contains a reconciliation of aggregate principal balance to amortized cost for our RMBS as of September 30, 2017 and December 31, 2016 (amounts in thousands):

	September 30, 2017	December 31, 2016
Principal balance	$379,432	$399,883
Accretable yield	(58,763)	(64,290)
Non-accretable difference	(123,074)	(126,607)
Total discount	(181,837)	(190,897)
Amortized cost	$197,595	$208,986

The principal balance of credit deteriorated RMBS was $356.2 million and $371.5 million as of September 30, 2017 and December 31, 2016, respectively. Accretable yield related to these securities totaled $51.8 million and $55.9 million as of September 30, 2017 and December 31, 2016, respectively.

The following table discloses the changes to accretable yield and non-accretable difference for our RMBS during the three and nine months ended September 30, 2017 (amounts in thousands):

		Non-Accretable
Three Months Ended September 30, 2017	Accretable Yield	Difference
Balance as of July 1, 2017	$59,777	$126,708
Accretion of discount	(3,187)	—
Principal write-downs, net	—	(1,461)
Purchases	—	—
Sales	—	—
OTTI	—	—
Transfer to/from non-accretable difference	2,173	(2,173)
Balance as of September 30, 2017	$58,763	$123,074

Nine Months Ended September 30, 2017
Balance as of January 1, 2017	$64,290	$126,607
Accretion of discount	(10,375)	—
Principal write-downs, net	—	(3,828)
Purchases	311	4,723
Sales	—	—
OTTI	109	—
Transfer to/from non-accretable difference	4,428	(4,428)
Balance as of September 30, 2017	$58,763	$123,074

We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.5 million for the three months ended September 30, 2017 and 2016 and $1.4 million and $1.2 million for the nine months ended September 30, 2017 and 2016, respectively, which has been recorded as management fees in the accompanying condensed consolidated statements of operations.

The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities that were in an unrealized loss position as of September 30, 2017 and December 31, 2016, and for which OTTIs (full or partial) have not been recognized in earnings (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a	Securities with a	Securities with a	Securities with a
	loss less than	loss greater than	loss less than	loss greater than
	12 months	12 months	12 months	12 months
As of September 30, 2017
RMBS	$10,463	$645	$(80)	$(29)
As of December 31, 2016
RMBS	$8,819	$957	$(90)	$(94)

As of both September 30, 2017 and December 31, 2016, there were three securities with unrealized losses reflected in the table above. After evaluating these securities and recording adjustments for credit-related OTTI, we concluded that the remaining unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses, which represent most of the OTTI we record on securities, are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or impairments could be materially different from what is currently projected and/or reported.

CMBS, Fair Value Option

As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for the Investing and Servicing Segment’s CMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of September 30, 2017, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, before consolidation of securitization VIEs, were $1.0 billion and $4.1 billion, respectively. The $1.0 billion fair value balance represents our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value (all except $23.8 million at September 30, 2017) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option CMBS.

As of September 30, 2017, none of our CMBS where we have elected the fair value option were variable rate.

HTM Securities

The table below summarizes unrealized gains and losses of our investments in HTM securities as of September 30, 2017 and December 31, 2016 (amounts in thousands):

	Net Carrying Amount	Gross Unrealized	Gross Unrealized
	(Amortized Cost)	Holding Gains	Holding Losses	Fair Value
September 30, 2017
CMBS	$390,966	$2,446	$(5,875)	$387,537
Preferred interests	20,230	675	—	20,905
Total	$411,196	$3,121	$(5,875)	$408,442
December 31, 2016
CMBS	$490,107	$2,106	$(8,648)	$483,565
Preferred interests	19,873	727	—	20,600
Total	$509,980	$2,833	$(8,648)	$504,165

The table below summarizes the maturities of our HTM CMBS and our HTM preferred equity interests in limited liability companies that own commercial real estate as of September 30, 2017 (amounts in thousands):

		Preferred
	CMBS	Interests	Total
Less than one year	$129,282	$—	$129,282
One to three years	261,684	—	261,684
Three to five years	—	—	—
Thereafter	—	20,230	20,230
Total	$390,966	$20,230	$411,196

Equity Security, Fair Value Option

During 2012, we acquired 9,140,000 ordinary shares from a related-party in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. We have elected to report the investment using the fair value option because the shares are listed on an exchange, which allows us to determine the fair value using a quoted price from an active market, and also due to potential lags in reporting resulting from differences in the respective regulatory requirements. The fair value of the investment remeasured in USD was $13.5 million and $12.2 million as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, our shares represent an approximate 2% interest in SEREF.

6. Properties

Our properties include the Master Lease Portfolio, Medical Office Portfolio, Woodstar Portfolio, REIS Equity Portfolio and Ireland Portfolio as discussed in Note 3. The table below summarizes our properties held as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	Depreciable Life	September 30, 2017	December 31, 2016
Property Segment
Land and land improvements	0 – 15 years	$526,591	$385,860
Buildings and building improvements	5 – 45 years	1,755,511	1,291,531
Furniture & fixtures	3 – 7 years	26,038	23,035
Investing and Servicing Segment
Land and land improvements	0 – 15 years	90,263	89,425
Buildings and building improvements	3 – 40 years	210,183	195,178
Furniture & fixtures	2 – 5 years	992	1,256
Properties, cost		2,609,578	1,986,285
Less: accumulated depreciation		(88,236)	(41,565)
Properties, net		$2,521,342	$1,944,720

During the three and nine months ended September 30, 2017, we sold two and five operating properties for $26.0 million and $44.6 million, respectively, which resulted in gains of $11.2 million and $16.4 million, respectively, recognized within gain on sale of investments and other assets in our condensed consolidated statement of operations. During both the three and nine months ended September 30, 2017, $2.4 million of such gains were attributable to non-controlling interests. There were no properties sold during the nine months ended September 30, 2016.

7. Investment in Unconsolidated Entities

The table below summarizes our investments in unconsolidated entities as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	Participation /	Carrying value as of
	Ownership % (1)	September 30, 2017		December 31, 2016
Equity method:
Retail Fund (see Note 15)	33%	$109,607	(2)	$124,977
Investor entity which owns equity in an online real estate company	50%	75,249		21,677
Equity interests in commercial real estate	16% - 50%	23,310		23,297
Various	25% - 50%	7,015		6,640
		215,181		176,591
Cost method:
Equity interest in a servicing and advisory business	6%	12,234		12,234
Investment funds which own equity in a loan servicer and other real estate assets	4% - 6%	9,225		9,225
Various	0% - 3%	6,810		6,555
		28,269		28,014
		$243,450		$204,605

(1)	None of these investments are publicly traded and therefore quoted market prices are not available.

(2)	During the nine months ended September 30, 2017, we funded $15.5 million in capital commitments.

During the three months ended September 30, 2017, the Retail Fund, an investment company that measures its assets at fair value on a recurring basis, reported unrealized decreases in the fair value of its real estate properties as a result of lender appraisals obtained by the Retail Fund.  We report our interest in the Retail Fund at its liquidation value, which resulted in a $33.7 million decrease to our investment. This amount was recognized within earnings from unconsolidated entities in our condensed consolidated statements of operations during the three and nine months ended September 30, 2017.

In September 2017, the investor entity which owns equity in an online real estate company sold approximately 88% of its interest in the online real estate company.  During the three and nine months ended September 30, 2017, we recognized $28.2 million and $53.9 million, respectively, of income from our investment in this investor entity as a result of the sale (see related income tax effect in Note 20) within earnings from unconsolidated entities in our condensed consolidated statements of operations. Subsequent to September 30, 2017, we received a pre-tax cash distribution of $66.0 million from the investor entity related to the sale.

There were no differences between the carrying value of our equity method investments and the underlying equity in the net assets of the investees as of September 30, 2017.

8. Goodwill and Intangibles

Goodwill

Goodwill at September 30, 2017 and December 31, 2016 represented the excess of consideration transferred over the fair value of net assets of LNR Property LLC (“LNR”) acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes an international network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets.

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

At September 30, 2017 and December 31, 2016, the balance of the domestic servicing intangible was net of $26.6 million and $34.2 million, respectively, which was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of September 30, 2017 and December 31, 2016, the domestic servicing intangible had a balance of $60.4 million and $89.3 million, respectively, which represents our economic interest in this asset.

Lease Intangibles

In connection with our acquisitions of commercial real estate, we recognized in-place lease intangible assets and favorable lease intangible assets associated with certain non-cancelable operating leases of the acquired properties.

The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of September 30, 2017 and December 31, 2016 (amounts in thousands):

	As of September 30, 2017			As of December 31, 2016
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
Domestic servicing rights, at fair value	$33,781	$—	$33,781	$55,082	$—	$55,082
In-place lease intangible assets	181,636	(59,308)	122,328	175,409	(38,532)	136,877
Favorable lease intangible assets	32,070	(6,314)	25,756	30,459	(3,170)	27,289
Total net intangible assets	$247,487	$(65,622)	$181,865	$260,950	$(41,702)	$219,248

The following table summarizes the activity within intangible assets for the nine months ended September 30, 2017 (amounts in thousands):

	Domestic	In-place Lease	Favorable Lease
	Servicing	Intangible	Intangible
	Rights	Assets	Assets	Total
Balance as of January 1, 2017	$55,082	$136,877	$27,289	$219,248
Acquisition of additional REIS Equity Portfolio properties	—	3,810	462	4,272
Amortization	—	(20,098)	(2,940)	(23,038)
Sales	—	(367)	(109)	(476)
Foreign exchange gain	—	3,908	1,044	4,952
Impairment (1)	—	(981)	(9)	(990)
Changes in fair value due to changes in inputs and assumptions	(21,301)	—	—	(21,301)
Measurement period adjustments	—	(821)	19	(802)
Balance as of September 30, 2017	$33,781	$122,328	$25,756	$181,865

(1)	Impairment of intangible lease assets is recognized within other expense in our condensed consolidated statements of operations.

The following table sets forth the estimated aggregate amortization of our in-place lease intangible assets and favorable lease intangible assets for the next five years and thereafter (amounts in thousands):

2017 (remainder of)	$7,556
2018	27,711
2019	21,288
2020	15,908
2021	13,623
Thereafter	61,998
Total	$148,084

9. Secured Financing Agreements

The following table is a summary of our secured financing agreements in place as of September 30, 2017 and December 31, 2016 (dollars in thousands):

								Carrying Value at
	Current	Extended			Pledged Asset	Maximum		September 30,	December 31,
	Maturity	Maturity (a)	Pricing		Carrying Value	Facility Size		2017	2016
Lender 1 Repo 1	(b)	(b)	LIBOR + 1.75% to 5.75%		$1,534,069	$2,000,000		$1,170,141	$944,712
Lender 2 Repo 1	Oct 2017	Oct 2020	LIBOR + 1.75% to 2.75%		350,508	500,000		236,055	132,941
Lender 3 Repo 1	May 2018	May 2019	LIBOR + 2.75% to 3.10%		110,086	76,820		76,820	78,288
Lender 4 Repo 2	Dec 2018	Dec 2020	LIBOR + 2.00% to 3.25%		571,746	1,000,000	(c)	221,544	166,394
Lender 6 Repo 1	Aug 2020	N/A	LIBOR + 2.50% to 2.75%		724,164	600,000		475,555	182,586
Lender 6 Repo 2	Nov 2019	Nov 2020	GBP LIBOR + 2.75%		173,516	121,280		121,280	121,509
Lender 9 Repo 1	Dec 2017	Dec 2018	LIBOR + 1.65%		340,620	254,447		254,447	283,575
Lender 10 Repo 1	Mar 2020	Mar 2022	LIBOR + 2.00% to 2.75%		169,733	140,000		136,800	—
Lender 11 Repo 1	Jun 2019	Jun 2020	LIBOR + 2.75%		—	200,000		—	—
Lender 11 Repo 2	Sep 2018	Sep 2022	LIBOR + 2.25% to 2.75%		—	250,000		—	—
Lender 7 Secured Financing	Jul 2018	Jul 2019	LIBOR + 2.75%	(d)	46,800	650,000	(e)	—	—
Lender 8 Secured Financing	Aug 2019	N/A	LIBOR + 4.00%		30,147	75,000		18,226	43,555
Conduit Repo 2	Nov 2017	N/A	LIBOR + 2.25%		53,751	150,000		40,842	14,944
Conduit Repo 3	Feb 2018	N/A	LIBOR + 2.10%		136,254	150,000		103,678	—
Conduit Repo 4	Oct 2017	Oct 2020	LIBOR + 2.25%		—	100,000		—	—
MBS Repo 1	(f)	(f)	LIBOR + 1.90%		10,000	6,510		6,510	21,052
MBS Repo 2	Jun 2020	N/A	LIBOR/EURIBOR + 2.00% to 2.95%		261,066	191,184		191,184	239,434
MBS Repo 3	(g)	(g)	LIBOR + 1.32% to 1.95%		384,546	254,668		254,668	285,209
MBS Repo 4	(h)	N/A	LIBOR + 1.20% to 1.90%		179,384	225,000		2,000	5,633
Investing and Servicing Segment Property Mortgages	Feb 2018 to Jun 2026	N/A	Various		245,094	201,238		177,217	164,611
Ireland Portfolio Mortgage	May 2020	N/A	EURIBOR + 1.69%		491,298	344,525		344,525	309,246
Woodstar Portfolio Mortgages	Nov 2025 to Oct 2026	N/A	3.72% to 3.97%		369,519	276,748		276,748	276,748
Woodstar Portfolio Government Financing	Mar 2026 to Jun 2049	N/A	1.00% to 5.00%		308,805	133,967		133,967	135,584
Medical Office Portfolio Mortgages	Dec 2021 to Feb 2022	Dec 2023 to Feb 2024	LIBOR + 2.50%	(i)	741,304	527,124		497,613	491,197
Master Lease Portfolio Mortgages	Oct 2027	N/A	4.36% to 4.38%		471,762	265,900		265,900	—
Term Loan A	Dec 2020	Dec 2021	LIBOR + 2.25%	(d)	992,366	300,000		300,000	300,000
Revolving Secured Financing	Dec 2020	Dec 2021	LIBOR + 2.25%	(d)	—	100,000		—	—
FHLB	Feb 2021	N/A	LIBOR + 0.15% to 0.34%		338,956	250,000		250,000	—
					$9,035,494	$9,344,411		5,555,720	4,197,218
Unamortized net premium								2,579	2,640
Unamortized deferred financing costs								(43,604)	(45,732)
								$5,514,695	$4,154,126

(a)	Subject to certain conditions as defined in the respective facility agreement.
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
(f)

Facility carries a rolling 11 month term which may reset monthly with the lender’s consent not to exceed December 2018. This facility carries no maximum facility size.  Amounts reflect the outstanding balance as of September 30, 2017.

(g)

Facility carries a rolling 12 month term which may reset monthly with the lender’s consent. Current maturity is September 2018. This facility carries no maximum facility size. Amounts reflect the outstanding balance as of September 30, 2017.

(h)	The date that is 270 days after the buyer delivers notice to seller, subject to a maximum date of May 2018.
(i)	Subject to a 25 basis point floor.

In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

During the nine months ended September 30, 2017, we entered into two mortgage loans with maximum borrowings of $38.3 million to finance commercial real estate previously acquired by our Investing and Servicing Segment. As of September 30, 2017, these facilities carry a remaining weighted average term of 4.6 years with floating annual interest rates of LIBOR + 2.00%.

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

In March 2017, we amended the Lender 3 Repo 1 facility to extend the maturity from May 2017 to May 2018.

In June 2017, we entered into a $200.0 million repurchase facility (“Lender 11 Repo 1”) to finance certain mortgage loans held-for-sale.  The facility carries a two year initial term with a one-year extension option and an initial annual interest rate of LIBOR + 2.75%.

In July 2017, we acquired a captive insurance entity that is a member of the Federal Home Loan Bank (“FHLB”) of Chicago. This membership, which expires in February 2021, provides us additional financing capacity from the FHLB of Chicago on qualifying collateral. The facility has an annual interest rate of LIBOR + 0.15% to 0.34% and expires in February 2021. As of September 30, 2017, the facility had outstanding borrowings of $250.0 million.

In September 2017, we entered into a $250.0 million repurchase facility (“Lender 11 Repo 2”) to finance certain loans held-for-investment. The facility carries a one year initial term with four one-year extension options and an annual interest rate of LIBOR + 2.25% to 2.75%.

In September 2017, we entered into two mortgage loans with total borrowings of $265.9 million (“Master Lease Portfolio Mortgages”) to finance the acquisition of the Master Lease Portfolio. The loans carry ten year terms and fixed annual interest rates of 4.36% and 4.38%, respectively.

In September 2017, we amended the Lender 6 Repo 1 facility to upsize available borrowings from $500.0 million to $600.0 million and extend the maturity from August 2019 to August 2020.

Our secured financing agreements contain certain financial tests and covenants. As of September 30, 2017, we were in compliance with all such covenants.

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

	Repurchase	Other Secured
	Agreements	Financing	Total
2017 (remainder of)	$781,261	$14,461	$795,722
2018	988,168	76,952	1,065,120
2019	395,715	1,355	397,070
2020	1,041,480	358,102	1,399,582
2021	2,289	565,815	568,104
Thereafter	82,611	1,247,511	1,330,122
Total	$3,291,524	$2,264,196	$5,555,720

For the three and nine months ended September 30, 2017, approximately $5.0 million and $14.4 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2016, approximately $3.9 million and $12.1 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations.

The following table sets forth our outstanding balance of repurchase agreements related to the following asset collateral classes as of September 30, 2017 and December 31, 2016 (amounts in thousands):

Class of Collateral	September 30, 2017	December 31, 2016
Loans held-for-investment	$2,692,642	$1,890,925
Loans held-for-sale	144,520	34,024
Investment securities	454,362	551,328
	$3,291,524	$2,476,277

We seek to mitigate risks associated with our repurchase agreements by managing risk related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value.  The margin call provisions under the majority of our repurchase facilities, consisting of 72% of these agreements, do not permit valuation adjustments based on capital markets activity.  Instead, margin calls on these facilities are limited to collateral-specific credit marks.  To monitor credit risk associated with the performance and value of our loans and investments, our asset management team regularly reviews our investment portfolios and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary.  For repurchase agreements containing margin call provisions for general capital markets activity, approximately 15% of these pertain to our loans held-for-sale, for which we manage credit risk through the purchase of credit index instruments.  We further seek to manage risks associated with our repurchase agreements by matching the maturities and interest rate characteristics of our loans with the related repurchase agreements.

10. Unsecured Senior Notes

The following table is a summary of our unsecured senior notes outstanding as of September 30, 2017 and December 31, 2016 (dollars in thousands):

				Remaining
	Coupon	Effective	Maturity	Period of		Carrying Value at
	Rate	Rate (1)	Date	Amortization		September 30, 2017	December 31, 2016
2017 Convertible Notes	3.75%	5.87%	10/15/2017	0.0	years	$411,885	$411,885
2018 Convertible Notes	4.55%	6.10%	3/1/2018	0.4	years	369,981	599,981
2019 Convertible Notes	4.00%	5.35%	1/15/2019	1.3	years	341,363	341,363
2021 Senior Notes	5.00%	5.32%	12/15/2021	4.2	years	700,000	700,000
2023 Convertible Notes	4.38%	4.86%	4/1/2023	5.5	years	250,000	—
Total principal amount						2,073,229	2,053,229
Unamortized discount—Convertible Notes						(14,268)	(26,135)
Unamortized discount—Senior Notes						(8,420)	(9,728)
Unamortized deferred financing costs						(6,018)	(5,822)
Carrying amount of debt components						$2,044,523	$2,011,544
Carrying amount of conversion option equity components recorded in additional paid-in capital						$31,638	$45,988

(1)

Effective rate includes the effects of underwriter purchase discount and the adjustment for the conversion option on our convertible notes, the value of which reduced the initial liability and was recorded in additional paid‑in capital.

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

Convertible Senior Notes

On March 29, 2017, we issued $250.0 million of 4.375% Convertible Senior Notes due 2023 (the “2023 Notes”) resulting in gross proceeds of $247.5 million.  At issuance, we allocated $243.7 million and $3.8 million of the carrying value of the 2023 Notes to its debt and equity components, respectively.  Also on March 29, 2017, the proceeds from the issuance of the 2023 Notes were used to repurchase $230.0 million of the 4.55% Convertible Senior Notes due 2018 (the “2018 Notes”) for $250.7 million. The repurchase price was allocated between the fair value of the liability component and the fair value of the equity component of the 2018 Notes at the repurchase date. The portion of the repurchase price attributable to the equity component totaled $18.1 million and was recognized as a reduction of additional paid-in capital during the nine months ended September 30, 2017. The portion of the repurchase price attributable to the liability component exceeded the net carrying amount of the liability component by $5.9 million, which was recognized as a loss on extinguishment of debt in our condensed consolidated statement of operations during the nine months ended September 30, 2017. The repurchase of the 2018 Notes was not considered part of the repurchase program approved by our board of directors (refer to Note 16) and therefore does not reduce our available capacity for future repurchases under the repurchase program. There were no repurchases of Convertible Notes during the nine months ended September 30, 2016.

On October 8, 2014, we issued $431.3 million of 3.75% Convertible Senior Notes due 2017 (the “2017 Notes”). On February 15, 2013, we issued $600.0 million of 4.55% Convertible Senior Notes due 2018 (the “2018 Notes”). On July 3, 2013, we issued $460.0 million of 4.00% Convertible Senior Notes due 2019 (the “2019 Notes”).

The following table details the conversion attributes of our Convertible Notes outstanding as of September 30, 2017 (amounts in thousands, except rates):

	September 30, 2017		Conversion Spread Value - Shares (3)
	Conversion	Conversion	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Rate (1)	Price (2)	2017	2016	2017	2016
2017 Notes	41.7397	$23.96	—	—	—	—
2018 Notes	48.0666	$20.80	742	1,595	733	1,743
2019 Notes	50.7031	$19.72	1,571	1,850	1,551	2,023
2023 Notes	38.5959	$25.91	—	—	—	—
			2,313	3,445	2,284	3,766

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

(2)	As of September 30, 2017 and 2016, the market price of the Company’s common stock was $21.72 and $22.52 per share, respectively.

(3)

The conversion spread value represents the portion of the convertible senior notes that are “in-the-money”, representing the value that would be delivered to investors in shares upon an assumed conversion.

The if-converted values of the 2018 Notes and 2019 Notes exceeded their principal amounts by $16.4 million and $34.6 million, respectively, at September 30, 2017 as the closing market price of the Company’s common stock of $21.72 per share exceeded the implicit conversion prices of $20.80 and $19.72 per share, respectively. However, the if‑converted values of the 2017 Notes and 2023 Notes were less than their principal amounts by $38.5 million and $40.4 million, respectively, at September 30, 2017 as the closing market price of the Company’s common stock was less than the implicit conversion prices of $23.96 and $25.91 per share, respectively.

The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash.  As such, only the conversion spread value, if any, is included in the computation of diluted EPS.

Conditions for Conversion

Prior to July 15, 2018 for the 2019 Notes and October 1, 2022 for the 2023 Notes, those Convertible Notes will be convertible only upon satisfaction of one or more of the following conditions: (1) the closing market price of the Company’s common stock is at least 110%, in the case of the 2023 Notes, or 130%, in the case of the 2019 Notes, of the conversion price of the respective Convertible Notes for at least 20 out of 30 trading days prior to the end of the preceding fiscal quarter, (2) the trading price of the Convertible Notes is less than 98% of the product of (i) the conversion rate and (ii) the closing price of the Company’s common stock during any five consecutive trading day period, (3) the Company issues certain equity instruments at less than the 10-day average closing market price of its common stock or the per-share value of certain distributions exceeds the market price of the Company’s common stock by more than 10% or (4) certain other specified corporate events (significant consolidation, sale, merger, share exchange, fundamental change, etc.) occur.

On or after July 15, 2018, in the case of the 2019 Notes, and October 1, 2022, in the case of the 2023 Notes, holders may convert each of their Convertible Notes at the applicable conversion rate at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. On September 1, 2017, the 2018 Notes entered the open conversion period and may be converted at any time through their maturity date of March 1, 2018.

In October 2017, we repaid the full principal amount of the 2017 Notes in cash upon their maturity.

11. Loan Securitization/Sale Activities

As described below, we regularly sell loans and notes under various strategies. We evaluate such sales as to whether they meet the criteria for treatment as a sale—legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint, and transfer of control.

Within the Investing and Servicing Segment, we originate commercial mortgage loans with the intent to sell these mortgage loans to VIEs for the purposes of securitization. These VIEs then issue CMBS that are collateralized in part by these assets, as well as other assets transferred to the VIE. In certain instances, we retain a subordinated interest in the VIE and serve as special servicer for the VIE. The following summarizes the fair value and par value of loans sold from our conduit platform, as well as the amount of sale proceeds used in part to repay the outstanding balance of the repurchase agreements associated with these loans for the three and nine months ended September 30, 2017 and 2016 (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Fair value of loans sold	$517,351	$648,179	$987,828	$1,123,512
Par value of loans sold	498,022	599,997	938,879	1,056,859
Repayment of repurchase agreements	376,687	366,268	709,666	709,049

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

			Loan Transfers
	Loan Transfers Accounted		Accounted for as Secured
	for as Sales		Borrowings
	Face Amount	Proceeds	Face Amount	Proceeds
For the Three Months Ended September 30,
2017	$—	$—	$75,000	$74,200
2016	116,000	115,157	—	—
For the Nine Months Ended September 30,
2017	$38,750	$37,079	$75,000	$74,200
2016	238,514	236,433	—	—

During the three and nine months ended September 30, 2017 and 2016, gains (losses) recognized by the Lending Segment on sales of loans were not material.

12. Derivatives and Hedging Activity

Risk Management Objective of Using Derivatives

We are exposed to certain risks arising from both our business operations and economic conditions. Refer to Note 13 to the consolidated financial statements included in our Form 10-K for further discussion of our risk management objectives and policies.

Designated Hedges

In connection with our repurchase agreements, we have entered into four outstanding interest rate swaps that have been designated as cash flow hedges of the interest rate risk associated with forecasted interest payments. As of September 30, 2017, the aggregate notional amount of our interest rate swaps designated as cash flow hedges of interest rate risk totaled $40.0 million. Under these agreements, we will pay fixed monthly coupons at fixed rates ranging from 0.64% to 1.52% of the notional amount to the counterparty and receive floating rate LIBOR. Our interest rate swaps designated as cash flow hedges of interest rate risk have maturities ranging from November 2017 to May 2021.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2017 and 2016, we did not recognize any hedge ineffectiveness in earnings.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the associated variable-rate debt. Over the next 12 months, we estimate that an immaterial amount will be reclassified as a decrease to interest expenses. We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of 44 months.

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

The following table summarizes our non-designated foreign exchange (“Fx”) forwards, interest rate contracts, and credit index instruments as of September 30, 2017 (notional amounts in thousands):

Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx contracts – Sell Euros ("EUR") (1)	44	283,394	EUR	November 2017 – June 2020
Fx contracts – Sell Pounds Sterling ("GBP")	129	263,925	GBP	October 2017 – July 2020
Interest rate swaps – Paying fixed rates	30	815,730	USD	April 2019 – September 2027
Interest rate caps	2	294,000	EUR	May 2020
Interest rate caps	8	68,194	USD	June 2018 – October 2021
Credit index instruments	10	59,000	USD	September 2058 – November 2059
Total	223

(1)

Includes 33 Fx contracts entered into to hedge our Euro currency exposure created by our acquisition of the Ireland Portfolio.  As of September 30, 2017, these contracts have an aggregate notional amount of €231.1 million and varying maturities through June 2020.

The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 (amounts in thousands):

	Fair Value of Derivatives		Fair Value of Derivatives
	in an Asset Position (1) as of		in a Liability Position (2) as of
	September 30,	December 31,	September 30,	December 31,
	2017	2016	2017	2016
Derivatives designated as hedging instruments:
Interest rate swaps	$33	$30	$2	$56
Total derivatives designated as hedging instruments	33	30	2	56
Derivatives not designated as hedging instruments:
Interest rate contracts	23,961	26,591	—	3,484
Foreign exchange contracts	13,644	62,295	22,888	364
Credit index instruments	655	445	—	—
Total derivatives not designated as hedging instruments	38,260	89,331	22,888	3,848
Total derivatives	$38,293	$89,361	$22,890	$3,904

(1)	Classified as derivative assets in our condensed consolidated balance sheets.

(2)	Classified as derivative liabilities in our condensed consolidated balance sheets.

The tables below present the effect of our derivative financial instruments on the condensed consolidated statements of operations and of comprehensive income for the three and nine months ended September 30, 2017 and 2016 (amounts in thousands):

		Gain (Loss)
	Gain (Loss)	Reclassified	Gain (Loss)
	Recognized	from AOCI	Recognized
Derivatives Designated as Hedging Instruments	in OCI	into Income	in Income	Location of Gain (Loss)
For the Three Months Ended September 30,	(effective portion)	(effective portion)	(ineffective portion)	Recognized in Income
2017	$(3)	$19	$—	Interest expense
2016	$107	$(78)	$—	Interest expense

For the Nine Months Ended September 30,
2017	$45	$(11)	$—	Interest expense
2016	$(397)	$(261)	$—	Interest expense

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Recognized in Income for the		Recognized in Income for the
Derivatives Not Designated	Location of Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
as Hedging Instruments	Recognized in Income	2017	2016	2017	2016
Interest rate contracts	Loss on derivative financial instruments	$(3,836)	$(626)	$(10,190)	$(25,899)
Foreign exchange contracts	Loss on derivative financial instruments	(19,650)	(189)	(54,814)	21,160
Credit index instruments	Loss on derivative financial instruments	(738)	(1,513)	(1,155)	(2,054)
		$(24,224)	$(2,328)	$(66,159)	$(6,793)

13. Offsetting Assets and Liabilities

The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

				(iv)
				Gross Amounts Not
				Offset in the Statement
		(ii)	(iii) = (i) - (ii)	of Financial Position
		Gross Amounts	Net Amounts		Cash
	(i)	Offset in the	Presented in		Collateral
	Gross Amounts	Statement of	the Statement of	Financial	Received /	(v) = (iii) - (iv)
	Recognized	Financial Position	Financial Position	Instruments	Pledged	Net Amount
As of September 30, 2017
Derivative assets	$38,293	$—	$38,293	$13,677	$—	$24,616
Derivative liabilities	$22,890	$—	$22,890	$13,677	$6,859	$2,354
Repurchase agreements	3,291,524	—	3,291,524	3,291,524	—	—
	$3,314,414	$—	$3,314,414	$3,305,201	$6,859	$2,354
As of December 31, 2016
Derivative assets	$89,361	$—	$89,361	$491	$—	$88,870
Derivative liabilities	$3,904	$—	$3,904	$491	$3,413	$—
Repurchase agreements	2,476,277	—	2,476,277	2,476,277	—	—
	$2,480,181	$—	$2,480,181	$2,476,768	$3,413	$—

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

We also hold controlling interests in certain other entities that are considered VIEs, which were established to facilitate the purchase of certain properties acquired with third party minority interest partners. We are the primary beneficiaries of these VIEs as we possess both the power to direct the activities of the VIEs that most significantly impact their economic performance and hold significant economic interests.  These VIEs had assets of $167.3 million and liabilities of $114.3 million as of September 30, 2017.

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

As of September 30, 2017, two of our CDO structures were in default, one of which entered default during the nine months ended September 30, 2017.  Pursuant to the underlying indentures, the rights of the variable interest holders change upon default of a CDO such that the trustee or senior note holders are allowed to exercise certain rights, including liquidation of the collateral, which at that time, is the activity which would most significantly impact the CDO’s economic performance. Further, when the CDO is in default, the collateral administrator no longer has the option to purchase securities from the CDO. In cases where the CDO is in default and we do not have the ability to exercise rights which would most significantly impact the CDO’s economic performance, we do not consolidate the VIE. During the nine months ended September 30, 2017, we deconsolidated the CDO that went into default, resulting in a reduction to each of VIE assets and VIE liabilities of $467.1 million.  The carrying value of our investment in this CDO was zero at the time of deconsolidation and at September 30, 2017.  As of September 30, 2017, neither of these CDO structures were consolidated.

As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of September 30, 2017, our maximum risk of loss related to securitization VIEs in which we were not the primary beneficiary was $23.8 million on a fair value basis.

As of September 30, 2017, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances of $5.3 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.

We also hold passive non-controlling interests in certain unconsolidated entities that are considered VIEs. We are not the primary beneficiaries of these VIEs as we do not possess the power to direct the activities of the VIEs that most significantly impact their economic performance and therefore report our interests, which totaled $118.8 million as of September 30, 2017, within investment in unconsolidated entities on our condensed consolidated balance sheet.  Our maximum risk of loss is limited to our carrying value of the investments.

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

Base Management Fee.  For the three months ended September 30, 2017 and 2016, approximately $16.9 million and $15.2 million, respectively, was incurred for base management fees. For the nine months ended September 30, 2017 and 2016, approximately $50.7 million and $45.4 million, respectively, was incurred for base management fees. As of September 30, 2017 and December 31, 2016, there were $16.9 million and $15.7 million, respectively, of unpaid base management fees included in related-party payable in our condensed consolidated balance sheets.

Incentive Fee.  For the three months ended September 30, 2017 and 2016, approximately $10.4 million and $6.3 million, respectively, was incurred for incentive fees. For the nine months ended September 30, 2017 and 2016, approximately $20.2 million and $13.8 million, respectively, was incurred for incentive fees. As of September 30, 2017 and December 31, 2016, approximately $10.4 million and $19.0 million, respectively, of unpaid incentive fees were included in related-party payable in our condensed consolidated balance sheets.

Expense Reimbursement.  For the three months ended September 30, 2017 and 2016, approximately $1.7 million and $1.5 million, respectively, was incurred for executive compensation and other reimbursable expenses and recognized within general and administrative expenses in our condensed consolidated statements of operations. For the nine months ended September 30, 2017 and 2016, approximately $4.5 million and $4.1 million, respectively, was incurred for executive compensation and other reimbursable expenses. As of September 30, 2017 and December 31, 2016, approximately $2.7 million and $3.0 million, respectively, of unpaid reimbursable executive compensation and other expenses were included in related-party payable in our condensed consolidated balance sheets.

Equity Awards. In certain instances, we issue RSAs to certain employees of affiliates of our Manager who perform services for us.  During the three months ended September 30, 2017 and 2016, there were no RSAs granted. Expenses related to the vesting of awards to employees of affiliates of our Manager were $0.7 million and $0.6 million during the three months ended September 30, 2017 and 2016, respectively, and are reflected in general and administrative expenses in our condensed consolidated statements of operations. During the nine months ended September 30, 2017 and 2016, we granted 138,264 and 169,104 RSAs, respectively, at grant date fair values of $3.1 million and $3.3 million, respectively. Expenses related to the vesting of awards to employees of affiliates of our Manager were $2.1 million and $1.6 million during the nine months ended September 30, 2017 and 2016, respectively. These shares generally vest over a three-year period.

Manager Equity Plan

In March 2017, we granted 1,000,000 RSUs to our Manager under the Starwood Property Trust, Inc. Manager Equity Plan (“Manager Equity Plan”). In May 2015, we granted 675,000 RSUs to our Manager under the Manager Equity Plan. In connection with these grants and prior similar grants, we recognized share-based compensation expense of $3.0 million and $5.7 million within management fees in our condensed consolidated statements of operations for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, we recognized $7.4 million and $15.8 million, respectively, related to these awards. Refer to Note 16 for further discussion of these grants.

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

In May 2017, our conduit business acquired certain commercial real estate loans from an unaffiliated third party for an aggregate purchase price of $50.0 million.  The underlying borrowers are affiliates of our Manager.  During the three months ended September 30, 2017, $25.0 million of such loans were sold. The remaining $25.0 million of such loans, which were included within loans held-for-sale in our condensed consolidated balance sheet as of September 30, 2017, were sold subsequent to September 30, 2017.

In June 2017, we amended a £75.0 million first mortgage for the development of a three-property mixed use portfolio located in Greater London, which we co-originated with SEREF, an affiliate of our Manager, in 2016. The amendment reduced the first mortgage’s total commitment to £69.3 million, of which our share is £55.4 million. The loan matures in June 2019.

In August 2017, we originated a $339.2 million first mortgage and mezzanine loan for the acquisition of an office campus located in Irvine, California. An affiliate of our Manager has a non-controlling equity interest in the borrower.

Investment in Unconsolidated Entities

In October 2014, we committed $150.0 million for a 33% equity interest in four regional shopping malls (the “Retail Fund”).  In August 2017, we funded the remaining $15.5 million capital commitment associated with this investment (see Note 7).  All leasing services and asset management functions for the properties are conducted by an affiliate of our Manager which specializes in redeveloping, managing and repositioning retail real estate assets.  In addition, another affiliate of our Manager serves as general partner of the Retail Fund.

Acquisitions from Consolidated CMBS Trusts

Our Investing and Servicing Segment acquires interests in properties for its REIS Equity Portfolio from CMBS trusts, some of which are consolidated as VIEs on our balance sheet.  Acquisitions from consolidated VIEs are reflected as repayment of debt of consolidated VIEs in our condensed consolidated statements of cash flows.  During the three months ended September 30, 2016, we acquired $3.3 million of net real estate assets from consolidated CMBS trusts. No real estate assets were acquired from consolidated CMBS trusts during the three months ended September 30, 2017.  During the nine months ended September 30, 2017 and 2016, we acquired $19.7 million and $88.4 million, respectively, of net real estate assets from consolidated CMBS trusts and subsequently issued non-controlling interests of $5.5 million on the 2016 acquisitions. No non-controlling interests were issued during the nine months ended September 30, 2017. Refer to Note 3 for further discussion of these acquisitions.

Refer to Note 16 to the consolidated financial statements included in our Form 10-K for further discussion of related-party agreements.

16. Stockholders’ Equity

During the nine months ended September 30, 2017, our board of directors declared the following dividends:

Declaration Date	Record Date	Ex-Dividend Date	Payment Date	Amount	Frequency
8/9/17	9/29/17	9/28/17	10/13/17	$0.48	Quarterly
5/9/17	6/30/17	6/28/17	7/14/17	$0.48	Quarterly
2/23/17	3/31/17	3/29/17	4/14/17	$0.48	Quarterly

During the nine months ended September 30, 2017 and 2016, there were no shares issued under our At-The-Market Equity Offering Sales Agreement.  During the nine months ended September 30, 2017 and 2016, shares issued under the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) were not material.

In February 2017, our board of directors extended the term of our $500.0 million common stock and Convertible Note repurchase program through January 2019.  Refer to Note 17 to the consolidated financial statements included in our Form 10-K for further information regarding the repurchase program.  During the nine months ended September 30, 2016, we repurchased 1,052,889 shares of common stock for $19.7 million and no Convertible Notes under our repurchase program.  There were no share repurchases or Convertible Note repurchases under the repurchase program during the nine months ended September 30, 2017.  The repurchase of the 2018 Notes discussed in Note 10 was not considered part of the repurchase program and therefore does not reduce our available capacity for future repurchases under the repurchase program. As of September 30, 2017, we had $262.2 million of remaining capacity to repurchase common stock and/or Convertible Notes under the repurchase program through January 2019.

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

The table below summarizes our share awards granted or vested under the Manager Equity Plan and 2017 Manager Equity Plan during the nine months ended September 30, 2017 and 2016 (dollar amounts in thousands):

Grant Date	Type	Amount Granted	Grant Date Fair Value	Vesting Period
March 2017	RSU	1,000,000	$22,240	3 years
May 2015	RSU	675,000	16,511	3 years
January 2014	RSU	489,281	14,776	3 years
January 2014	RSU	2,000,000	55,420	3 years

As of September 30, 2017, there were 11.0 million shares available for future grants under the 2017 Manager Equity Plan and the 2017 Equity Plan.

Schedule of Non-Vested Shares and Share Equivalents (1)

		2017		Weighted Average
	2017	Manager		Grant Date Fair
	Equity Plan	Equity Plan	Total	Value (per share)
Balance as of January 1, 2017	539,124	281,250	820,374	$22.34
Granted	548,160	1,000,000	1,548,160	22.27
Vested	(337,192)	(335,416)	(672,608)	22.69
Forfeited	(34,531)	—	(34,531)	22.56
Balance as of September 30, 2017	715,561	945,834	1,661,395	22.09

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

17. Earnings per Share

The following table provides a reconciliation of net income and the number of shares of common stock used in the computation of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic Earnings
Income attributable to STWD common stockholders	$88,428	$105,766	$308,166	$243,896
Less: Income attributable to participating shares	(761)	(456)	(2,489)	(1,743)
Basic earnings	$87,667	$105,310	$305,677	$242,153

Diluted Earnings
Basic — Income attributable to STWD common stockholders	$88,428	$105,766	$308,166	$243,896
Less: Income attributable to participating shares	(761)	(456)	(2,489)	(1,743)
Add: Undistributed earnings to participating shares	—	—	—	—
Less: Undistributed earnings reallocated to participating shares	—	—	—	—
Diluted earnings	$87,667	$105,310	$305,677	$242,153

Number of Shares:
Basic — Average shares outstanding	259,759	237,429	259,412	237,017
Effect of dilutive securities — Convertible Notes	2,313	3,445	2,284	3,766
Effect of dilutive securities — Contingently issuable shares	236	138	236	138
Effect of dilutive securities — Unvested non-participating shares	129	79	123	61
Diluted — Average shares outstanding	262,437	241,091	262,055	240,982

Earnings Per Share Attributable to STWD Common Stockholders:
Basic	$0.34	$0.44	$1.18	$1.02
Diluted	$0.33	$0.44	$1.17	$1.00

As of September 30, 2017 and 2016, participating shares of 1.6 million and 0.9 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above.

Additionally, as of September 30, 2017, there were 61.9 million potential shares of common stock contingently issuable upon the conversion of the Convertible Notes.  The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash.  As a result, this principal amount, representing 59.6 million shares at September 30, 2017, was not included in the computation of diluted EPS.  However, as discussed in Note 10, the conversion options associated with the 2018 Notes and 2019 Notes are “in-the-money” as the if-converted values of the 2018 Notes and 2019 Notes exceeded their principal amounts by $16.4 million and $34.6 million, respectively, at September 30, 2017. The dilutive effect to EPS is determined by dividing this “conversion spread value” by the average share price. The “conversion spread value” is the value that would be delivered to investors in shares based on the terms of the Convertible Notes, upon an assumed conversion. In calculating the dilutive effect of these shares, the treasury stock method was used and resulted in a dilution of 2.3 million shares for the three and nine months ended September 30, 2017. The conversion options associated with the 2017 Notes and 2023 Notes are “out-of-the-money” because the if-converted values of the 2017 Notes and 2023 Notes were less than their principal amounts by $38.5 million and $40.4 million, respectively, at September 30, 2017; therefore, there was no dilutive effect to EPS for the 2017 Notes and 2023 Notes.

18. Accumulated Other Comprehensive Income

The changes in AOCI by component are as follows (amounts in thousands):

		Cumulative
		Unrealized Gain
	Effective Portion of	(Loss) on	Foreign
	Cumulative Loss on	Available-for-	Currency
	Cash Flow Hedges	Sale Securities	Translation	Total
Three Months Ended September 30, 2017
Balance at July 1, 2017	$52	$51,682	$4,247	$55,981
OCI before reclassifications	(3)	3,975	5,337	9,309
Amounts reclassified from AOCI	(19)	—	—	(19)
Net period OCI	(22)	3,975	5,337	9,290
Balance at September 30, 2017	$30	$55,657	$9,584	$65,271
Three Months Ended September 30, 2016
Balance at July 1, 2016	$(386)	$39,858	$(6,845)	$32,627
OCI before reclassifications	107	6,105	1,331	7,543
Amounts reclassified from AOCI	78	—	—	78
Net period OCI	185	6,105	1,331	7,621
Balance at September 30, 2016	$(201)	$45,963	$(5,514)	$40,248
Nine Months Ended September 30, 2017
Balance at January 1, 2017	$(26)	$44,929	$(8,765)	$36,138
OCI before reclassifications	45	10,823	18,349	29,217
Amounts reclassified from AOCI	11	(95)	—	(84)
Net period OCI	56	10,728	18,349	29,133
Balance at September 30, 2017	$30	$55,657	$9,584	$65,271
Nine Months Ended September 30, 2016
Balance at January 1, 2016	$(65)	$37,307	$(7,513)	$29,729
OCI before reclassifications	(397)	8,656	1,999	10,258
Amounts reclassified from AOCI	261	—	—	261
Net period OCI	(136)	8,656	1,999	10,519
Balance at September 30, 2016	$(201)	$45,963	$(5,514)	$40,248

The reclassifications out of AOCI impacted the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 as follows (amounts in thousands):

	Amounts Reclassified from		Amounts Reclassified from
	AOCI during the Three Months		AOCI during the Nine Months		Affected Line Item
	Ended September 30,		Ended September 30,		in the Statements
Details about AOCI Components	2017	2016	2017	2016	of Operations
Gain (loss) on cash flow hedges:
Interest rate contracts	$19	$(78)	$(11)	$(261)	Interest expense
Unrealized gains on available-for-sale securities:
Interest realized upon collection	—	—	95	—	Interest income from investment securities
Total reclassifications for the period	$19	$(78)	$84	$(261)

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

Fair Value Disclosures

The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the condensed consolidated balance sheets by their level in the fair value hierarchy as of September 30, 2017 and December 31, 2016 (amounts in thousands):

	September 30, 2017
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$608,624	$—	$—	$608,624
RMBS	253,252	—	—	253,252
CMBS	23,841	—	—	23,841
Equity security	13,529	13,529	—	—
Domestic servicing rights	33,781	—	—	33,781
Derivative assets	38,293	—	38,293	—
VIE assets	51,197,981	—	—	51,197,981
Total	$52,169,301	$13,529	$38,293	$52,117,479
Financial Liabilities:
Derivative liabilities	$22,890	$—	$22,890	$—
VIE liabilities	50,150,781	—	47,890,998	2,259,783
Total	$50,173,671	$—	$47,913,888	$2,259,783

	December 31, 2016
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$63,279	$—	$—	$63,279
RMBS	253,915	—	—	253,915
CMBS	31,546	—	—	31,546
Equity security	12,177	12,177	—	—
Domestic servicing rights	55,082	—	—	55,082
Derivative assets	89,361	—	89,361	—
VIE assets	67,123,261	—	—	67,123,261
Total	$67,628,621	$12,177	$89,361	$67,527,083
Financial Liabilities:
Derivative liabilities	$3,904	$—	$3,904	$—
VIE liabilities	66,130,592	—	63,545,223	2,585,369
Total	$66,134,496	$—	$63,549,127	$2,585,369

The changes in financial assets and liabilities classified as Level III are as follows for the three and nine months ended September 30, 2017 and 2016 (amounts in thousands):

				Domestic
	Loans			Servicing		VIE
Three Months Ended September 30, 2017	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
July 1, 2017 balance	$610,116	$256,397	$13,848	$38,648	$53,902,715	$(2,164,593)	$52,657,131
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	19,485	—	(673)	(4,867)	(3,533,620)	151,273	(3,368,402)
Net accretion	—	3,187	—	—	—	—	3,187
Included in OCI	—	3,975	—	—	—	—	3,975
Purchases / Originations	524,409	—	11,798	—	—	—	536,207
Sales	(517,350)	—	—	—	—	—	(517,350)
Issuances	—	—	—	—	—	(1,469)	(1,469)
Cash repayments / receipts	(28,036)	(10,307)	(1,666)	—	—	(4,910)	(44,919)
Transfers into Level III	—	—	—	—	—	(233,367)	(233,367)
Transfers out of Level III	—	—	—	—	—	67,272	67,272
Consolidation of VIEs	—	—	—	—	964,564	(75,585)	888,979
Deconsolidation of VIEs	—	—	534	—	(135,678)	1,596	(133,548)
September 30, 2017 balance	$608,624	$253,252	$23,841	$33,781	$51,197,981	$(2,259,783)	$49,857,696
Amount of total (losses) gains included in earnings attributable to assets still held at September 30, 2017	$(2,597)	$3,187	$(230)	$(4,867)	$(3,533,620)	$151,273	$(3,386,854)

				Domestic
	Loans			Servicing		VIE
Three Months Ended September 30, 2016	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
July 1, 2016 balance	$237,106	$251,260	$114,340	$83,301	$80,076,117	$(3,540,652)	$77,221,472
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	49,996	—	(2,993)	(14,283)	(8,143,518)	653,103	(7,457,695)
Net accretion	—	4,197	—	—	—	—	4,197
Included in OCI	—	6,105	—	—	—	—	6,105
Purchases / Originations	709,045	8,868	—	—	—	—	717,913
Sales	(648,179)	—	(17,456)	—	—	—	(665,635)
Cash repayments / receipts	(478)	(9,917)	(12,289)	—	—	7,819	(14,865)
Transfers into Level III	—	—	—	—	—	(1)	(1)
Transfers out of Level III	—	—	—	—	—	40,959	40,959
Consolidation of VIEs	—	—	(24,403)	—	2,268,424	(109,913)	2,134,108
Deconsolidation of VIEs	—	—	1,586	—	(277,324)	37,188	(238,550)
September 30, 2016 balance	$347,490	$260,513	$58,785	$69,018	$73,923,699	$(2,911,497)	$71,748,008
Amount of total gains (losses) included in earnings attributable to assets still held at September 30, 2016	$9,746	$4,197	$(1,852)	$(14,283)	$(8,143,518)	$653,103	$(7,492,607)

				Domestic
	Loans			Servicing		VIE
Nine Months Ended September 30, 2017	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
January 1, 2017 balance	$63,279	$253,915	$31,546	$55,082	$67,123,261	$(2,585,369)	$64,941,714
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	45,484	—	(4,359)	(21,301)	(15,773,529)	749,757	(15,003,948)
OTTI	—	(109)	—	—	—	—	(109)
Net accretion	—	10,375	—	—	—	—	10,375
Included in OCI	—	10,728	—	—	—	—	10,728
Purchases / Originations	1,527,364	7,433	11,798	—	—	—	1,546,595
Sales	(987,828)	—	(11,134)	—	—	—	(998,962)
Issuances	—	—	—	—	—	(11,657)	(11,657)
Cash repayments / receipts	(39,675)	(29,090)	(8,754)	—	—	(40,946)	(118,465)
Transfers into Level III	—	—	—	—	—	(616,794)	(616,794)
Transfers out of Level III	—	—	—	—	—	231,012	231,012
Consolidation of VIEs	—	—	—	—	2,092,516	(75,585)	2,016,931
Deconsolidation of VIEs	—	—	4,744	—	(2,244,267)	89,799	(2,149,724)
September 30, 2017 balance	$608,624	$253,252	$23,841	$33,781	$51,197,981	$(2,259,783)	$49,857,696
Amount of total (losses) gains included in earnings attributable to assets still held at September 30, 2017	$(2,621)	$10,159	$56	$(21,301)	$(15,773,529)	$749,757	$(15,037,479)

				Domestic
	Loans			Servicing		VIE
Nine Months Ended September 30, 2016	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
January 1, 2016 balance	$203,865	$176,224	$212,981	$119,698	$76,675,689	$(2,552,448)	$74,836,009
Impact of ASU 2015-02 adoption (1)	—	—	—	(17,467)	17,467	—	—
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	70,122	—	(677)	(33,213)	(16,483,798)	946,703	(15,500,863)
Net accretion	—	11,354	—	—	—	—	11,354
Included in OCI	—	8,656	—	—	—	—	8,656
Purchases / Originations	1,197,801	97,204	57,576	—	—	—	1,352,581
Sales	(1,123,512)	—	(18,725)	—	—	—	(1,142,237)
Issuances	—	—	—	—	—	(596)	(596)
Cash repayments / receipts	(786)	(32,925)	(31,734)	—	—	28,591	(36,854)
Transfers into Level III	—	—	—	—	—	(972,588)	(972,588)
Transfers out of Level III	—	—	—	—	—	187,683	187,683
Consolidation of VIEs	—	—	(162,745)	—	19,118,645	(593,818)	18,362,082
Deconsolidation of VIEs	—	—	2,109	—	(5,404,304)	44,976	(5,357,219)
September 30, 2016 balance	$347,490	$260,513	$58,785	$69,018	$73,923,699	$(2,911,497)	$71,748,008
Amount of total gains (losses) included in earnings attributable to assets still held at September 30, 2016	$9,746	$11,354	$263	$(33,213)	$(16,483,798)	$946,703	$(15,548,945)

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

The following table presents the fair values, all of which are classified in Level III of the fair value hierarchy, of our financial instruments not carried at fair value on the condensed consolidated balance sheets (amounts in thousands):

	September 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets not carried at fair value:
Loans held-for-investment and loans transferred as secured borrowings	$6,456,710	$6,539,259	$5,882,995	$5,934,219
HTM securities	411,196	408,442	509,980	504,165
Financial liabilities not carried at fair value:
Secured financing agreements and secured borrowings on transferred loans	$5,588,895	$5,559,888	$4,189,126	$4,198,136
Unsecured senior notes	2,044,523	2,097,835	2,011,544	2,088,374

The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Carrying Value at	Valuation	Unobservable	Range as of (1)
	September 30, 2017	Technique	Input	September 30, 2017	December 31, 2016
Loans held-for-sale, fair value option	$608,624	Discounted cash flow	Yield (b)	4.3% - 5.9%	5.0% - 5.7%
			Duration (c)	3.3 - 12.8 years	10.0 years
RMBS	253,252	Discounted cash flow	Constant prepayment rate (a)	2.4% - 19.4%	2.8% - 17.0%
			Constant default rate (b)	0.8% - 5.8%	1.1% - 8.1%
			Loss severity (b)	16% - 79% (e)	12% - 79% (e)
			Delinquency rate (c)	4% - 34%	2% - 29%
			Servicer advances (a)	20% - 84%	23% - 94%
			Annual coupon deterioration (b)	0% - 0.8%	0% - 0.6%
			Putback amount per projected total collateral loss (d)	0% - 15%	0% - 15%
CMBS	23,841	Discounted cash flow	Yield (b)	0% - 167.1%	0% - 172.0%
			Duration (c)	0 - 9.9 years	0 - 18.7 years
Domestic servicing rights	33,781	Discounted cash flow	Debt yield (a)	7.75%	7.75%
			Discount rate (b)	15%	15%
			Control migration (b)	0% - 80%	0% - 80%
VIE assets	51,197,981	Discounted cash flow	Yield (b)	0% - 813.9%	0% - 960.4%
			Duration (c)	0 - 11.6 years	0 - 12.0 years
VIE liabilities	2,259,783	Discounted cash flow	Yield (b)	0% - 813.9%	0% - 960.4%
			Duration (c)	0 - 11.6 years	0 - 12.0 years

(1)	The ranges of significant unobservable inputs are represented in percentages and years.

Sensitivity of the Fair Value to Changes in the Unobservable Inputs

(a)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
(b)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.
(c)

Significant increase (decrease) in the unobservable input in isolation would result in either a significantly lower or higher (higher or lower) fair value measurement depending on the structural features of the security in question.

(d)	Any delay in the putback recovery date leads to a decrease in fair value for the majority of securities in our RMBS portfolio.
(e)	81% and 57% of the portfolio falls within a range of 45%-80% as of September 30, 2017 and December 31, 2016, respectively.

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

Our TRSs engage in various real estate related operations, including special servicing of commercial real estate, originating and securitizing commercial mortgage loans, and investing in entities which engage in real estate related operations. The majority of our TRSs are held within the Investing and Servicing Segment.  As of September 30, 2017 and December 31, 2016, approximately $779.8 million and $634.4 million, respectively, of assets, including $139.4 million and $181.0 million in cash, respectively, were owned by TRS entities. Our TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.

The following table is a reconciliation of our U.S. federal income tax determined using our statutory federal tax rate to our reported income tax provision for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017		2016		2017		2016
Federal statutory tax rate	$35,915	35.0%	$37,968	35.0%	$118,010	35.0%	$86,939	35.0%
REIT and other non-taxable income	(26,242)	(25.5)%	(35,541)	(32.7)%	(99,668)	(29.6)%	(83,676)	(33.7)%
State income taxes	200	0.2%	247	0.2%	81	—%	224	0.1%
Federal benefit of state tax deduction	(70)	(0.1)%	(86)	(0.1)%	(28)	—%	(78)	—%
Other	13	—%	79	0.1%	(110)	—%	58	—%
Effective tax rate	$9,816	9.6%	$2,667	2.5%	$18,285	5.4%	$3,467	1.4%

During the three and nine months ended September 30, 2017, we recognized $28.2 million and $53.9 million, respectively, in earnings from unconsolidated entities related to our interest in an investor entity which owns equity in an online real estate company (see Note 7). Our investment in this entity is held within a TRS. In calculating our effective tax rate for the three and nine months ended September 30, 2017, these earnings were deemed to be both unusual in nature and infrequent in occurrence. As a result, pursuant to ASC 740, the income tax effect of these earnings, net of the related Manager incentive fee, was excluded from ordinary income and discretely calculated. This calculation resulted in a discrete income tax provision of $8.4 million and $18.3 million in our condensed consolidated statements of operations for the three and nine months ended September 30, 2017, respectively.

21. Commitments and Contingencies

As of September 30, 2017, we had future funding commitments on 51 loans totaling $1.5 billion, of which we expect to fund $1.3 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum debt service coverage ratios or executions of new leases before advances are made to the borrower.

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

The table below presents our results of operations for the three months ended September 30, 2017 by business segment (amounts in thousands):

			Investing			Investing
	Lending	Property	and Servicing			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$134,149	$—	$4,450	$—	$138,599	$—	$138,599
Interest income from investment securities	11,540	—	31,740	—	43,280	(30,829)	12,451
Servicing fees	142	—	23,093	—	23,235	(8,393)	14,842
Rental income	—	47,663	12,490	—	60,153	—	60,153
Other revenues	181	164	441	—	786	(64)	722
Total revenues	146,012	47,827	72,214	—	266,053	(39,286)	226,767
Costs and expenses:
Management fees	482	—	18	30,370	30,870	110	30,980
Interest expense	27,929	11,360	5,710	31,709	76,708	(277)	76,431
General and administrative	5,302	1,090	24,167	2,251	32,810	82	32,892
Acquisition and investment pursuit costs	807	245	(28)	—	1,024	—	1,024
Costs of rental operations	—	18,660	5,139	—	23,799	—	23,799
Depreciation and amortization	17	17,852	5,002	—	22,871	—	22,871
Loan loss allowance, net	(171)	—	—	—	(171)	—	(171)
Other expense	72	97	207	—	376	—	376
Total costs and expenses	34,438	49,304	40,215	64,330	188,287	(85)	188,202
Income (loss) before other income (loss), income taxes and non-controlling interests	111,574	(1,477)	31,999	(64,330)	77,766	(39,201)	38,565
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	56,177	56,177
Change in fair value of servicing rights	—	—	(5,652)	—	(5,652)	785	(4,867)
Change in fair value of investment securities, net	276	—	13,962	—	14,238	(14,635)	(397)
Change in fair value of mortgage loans held-for-sale, net	(397)	—	19,882	—	19,485	—	19,485
Earnings (loss) from unconsolidated entities	848	(33,731)	30,225	—	(2,658)	(2,031)	(4,689)
Gain on sale of investments and other assets, net	—	—	11,877	—	11,877	—	11,877
Loss on derivative financial instruments, net	(10,813)	(11,276)	(2,135)	—	(24,224)	—	(24,224)
Foreign currency gain (loss), net	10,657	(1)	4	—	10,660	—	10,660
Other income, net	—	—	28	—	28	—	28
Total other income (loss)	571	(45,008)	68,191	—	23,754	40,296	64,050
Income (loss) before income taxes	112,145	(46,485)	100,190	(64,330)	101,520	1,095	102,615
Income tax benefit (provision)	11	—	(9,827)	—	(9,816)	—	(9,816)
Net income (loss)	112,156	(46,485)	90,363	(64,330)	91,704	1,095	92,799
Net income attributable to non-controlling interests	(357)	—	(2,919)	—	(3,276)	(1,095)	(4,371)
Net income (loss) attributable to Starwood Property Trust, Inc.	$111,799	$(46,485)	$87,444	$(64,330)	$88,428	$—	$88,428

The table below presents our results of operations for the three months ended September 30, 2016 by business segment (amounts in thousands):

			Investing			Investing
	Lending	Property	and Servicing			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$114,506	$—	$6,719	$—	$121,225	$—	$121,225
Interest income from investment securities	13,301	—	35,274	—	48,575	(29,400)	19,175
Servicing fees	195	—	37,678	—	37,873	(14,955)	22,918
Rental income	—	29,226	10,516	—	39,742	—	39,742
Other revenues	99	11	1,692	—	1,802	(157)	1,645
Total revenues	128,101	29,237	91,879	—	249,217	(44,512)	204,705
Costs and expenses:
Management fees	525	—	24	27,183	27,732	48	27,780
Interest expense	22,678	5,536	4,877	26,181	59,272	(190)	59,082
General and administrative	5,067	867	43,711	1,651	51,296	174	51,470
Acquisition and investment pursuit costs	322	759	416	12	1,509	—	1,509
Costs of rental operations	—	13,139	4,872	—	18,011	—	18,011
Depreciation and amortization	—	10,870	4,482	—	15,352	—	15,352
Loan loss allowance, net	2,127	—	—	—	2,127	—	2,127
Other expense	—	513	198	—	711	—	711
Total costs and expenses	30,719	31,684	58,580	55,027	176,010	32	176,042
Income (loss) before other income (loss), income taxes and non-controlling interests	97,382	(2,447)	33,299	(55,027)	73,207	(44,544)	28,663
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	47,848	47,848
Change in fair value of servicing rights	—	—	(14,006)	—	(14,006)	(277)	(14,283)
Change in fair value of investment securities, net	207	—	620	—	827	(3,613)	(2,786)
Change in fair value of mortgage loans held-for-sale, net	—	—	49,996	—	49,996	—	49,996
Earnings from unconsolidated entities	852	2,455	617	—	3,924	381	4,305
Gain on sale of investments and other assets, net	10	—	—	—	10	—	10
Gain (loss) on derivative financial instruments, net	4,982	(4,720)	(2,590)	—	(2,328)	—	(2,328)
Foreign currency (loss) gain, net	(3,839)	(7)	632	—	(3,214)	—	(3,214)
Other income, net	—	—	35	234	269	—	269
Total other income (loss)	2,212	(2,272)	35,304	234	35,478	44,339	79,817
Income (loss) before income taxes	99,594	(4,719)	68,603	(54,793)	108,685	(205)	108,480
Income tax provision	—	—	(2,667)	—	(2,667)	—	(2,667)
Net income (loss)	99,594	(4,719)	65,936	(54,793)	106,018	(205)	105,813
Net (income) loss attributable to non-controlling interests	(352)	—	100	—	(252)	205	(47)
Net income (loss) attributable to Starwood Property Trust, Inc.	$99,242	$(4,719)	$66,036	$(54,793)	$105,766	$—	$105,766

The table below presents our results of operations for the nine months ended September 30, 2017 by business segment (amounts in thousands):

			Investing			Investing
	Lending	Property	and Servicing			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$360,188	$—	$10,906	$—	$371,094	$—	$371,094
Interest income from investment securities	35,870	—	104,768	—	140,638	(100,593)	40,045
Servicing fees	568	—	86,837	—	87,405	(39,833)	47,572
Rental income	—	138,795	37,366	—	176,161	—	176,161
Other revenues	553	430	1,450	—	2,433	(249)	2,184
Total revenues	397,179	139,225	241,327	—	777,731	(140,675)	637,056
Costs and expenses:
Management fees	1,405	—	54	78,328	79,787	210	79,997
Interest expense	72,372	32,466	14,924	94,667	214,429	(821)	213,608
General and administrative	14,872	3,471	69,536	7,719	95,598	243	95,841
Acquisition and investment pursuit costs	1,707	516	9	—	2,232	—	2,232
Costs of rental operations	—	51,843	15,858	—	67,701	—	67,701
Depreciation and amortization	50	52,288	14,793	—	67,131	—	67,131
Loan loss allowance, net	(3,170)	—	—	—	(3,170)	—	(3,170)
Other expense	72	63	1,141	—	1,276	—	1,276
Total costs and expenses	87,308	140,647	116,315	180,714	524,984	(368)	524,616
Income (loss) before other income (loss), income taxes and non-controlling interests	309,871	(1,422)	125,012	(180,714)	252,747	(140,307)	112,440
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	203,108	203,108
Change in fair value of servicing rights	—	—	(28,956)	—	(28,956)	7,655	(21,301)
Change in fair value of investment securities, net	299	—	45,263	—	45,562	(49,623)	(4,061)
Change in fair value of mortgage loans held-for-sale, net	(549)	—	46,033	—	45,484	—	45,484
Earnings (loss) from unconsolidated entities	2,548	(28,782)	67,134	—	40,900	(13,137)	27,763
(Loss) gain on sale of investments and other assets, net	(59)	77	16,986	—	17,004	—	17,004
Loss on derivative financial instruments, net	(30,274)	(32,268)	(3,617)	—	(66,159)	—	(66,159)
Foreign currency gain, net	28,402	16	16	—	28,434	—	28,434
OTTI	(109)	—	—	—	(109)	—	(109)
Loss on extinguishment of debt	—	—	—	(5,916)	(5,916)	—	(5,916)
Other income, net	—	—	1,097	—	1,097	(613)	484
Total other income (loss)	258	(60,957)	143,956	(5,916)	77,341	147,390	224,731
Income (loss) before income taxes	310,129	(62,379)	268,968	(186,630)	330,088	7,083	337,171
Income tax provision	(331)	—	(17,954)	—	(18,285)	—	(18,285)
Net income (loss)	309,798	(62,379)	251,014	(186,630)	311,803	7,083	318,886
Net income attributable to non-controlling interests	(1,064)	—	(2,573)	—	(3,637)	(7,083)	(10,720)
Net income (loss) attributable to Starwood Property Trust, Inc.	$308,734	$(62,379)	$248,441	$(186,630)	$308,166	$—	$308,166

The table below presents our results of operations for the nine months ended September 30, 2016 by business segment (amounts in thousands):

			Investing			Investing
	Lending	Property	and Servicing			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$348,460	$—	$12,854	$—	$361,314	$—	$361,314
Interest income from investment securities	33,975	—	115,335	—	149,310	(95,431)	53,879
Servicing fees	560	—	111,145	—	111,705	(40,784)	70,921
Rental income	—	85,048	25,214	—	110,262	—	110,262
Other revenues	180	35	4,110	—	4,325	(511)	3,814
Total revenues	383,175	85,083	268,658	—	736,916	(136,726)	600,190
Costs and expenses:
Management fees	1,295	—	54	75,015	76,364	146	76,510
Interest expense	67,585	16,163	11,443	78,236	173,427	(190)	173,237
General and administrative	13,529	2,259	95,726	7,631	119,145	532	119,677
Acquisition and investment pursuit costs	1,602	1,517	1,551	1,012	5,682	—	5,682
Costs of rental operations	—	34,923	11,595	—	46,518	—	46,518
Depreciation and amortization	—	41,922	11,263	—	53,185	—	53,185
Loan loss allowance, net	3,395	—	—	—	3,395	—	3,395
Other expense	—	513	298	—	811	—	811
Total costs and expenses	87,406	97,297	131,930	161,894	478,527	488	479,015
Income (loss) before other income (loss), income taxes and non-controlling interests	295,769	(12,214)	136,728	(161,894)	258,389	(137,214)	121,175
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	94,388	94,388
Change in fair value of servicing rights	—	—	(33,710)	—	(33,710)	497	(33,213)
Change in fair value of investment securities, net	(37)	—	(43,449)	—	(43,486)	42,772	(714)
Change in fair value of mortgage loans held-for-sale, net	—	—	70,122	—	70,122	—	70,122
Earnings from unconsolidated entities	2,544	7,313	3,280	—	13,137	(288)	12,849
Gain on sale of investments and other assets, net	165	—	—	—	165	—	165
Gain (loss) on derivative financial instruments, net	17,824	(6,837)	(17,780)	—	(6,793)	—	(6,793)
Foreign currency (loss) gain, net	(23,501)	(41)	2,962	—	(20,580)	—	(20,580)
Other income, net	—	9,102	112	1,784	10,998	—	10,998
Total other income (loss)	(3,005)	9,537	(18,463)	1,784	(10,147)	137,369	127,222
Income (loss) before income taxes	292,764	(2,677)	118,265	(160,110)	248,242	155	248,397
Income tax provision	(75)	—	(3,392)	—	(3,467)	—	(3,467)
Net income (loss)	292,689	(2,677)	114,873	(160,110)	244,775	155	244,930
Net (income) loss attributable to non-controlling interests	(1,050)	—	171	—	(879)	(155)	(1,034)
Net income (loss) attributable to Starwood Property Trust, Inc.	$291,639	$(2,677)	$115,044	$(160,110)	$243,896	$—	$243,896

The table below presents our condensed consolidated balance sheet as of September 30, 2017 by business segment (amounts in thousands):

			Investing			Investing
	Lending	Property	and Servicing			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$43,513	$8,581	$58,584	$298,006	$408,684	$5,161	$413,845
Restricted cash	22,527	20,189	11,875	—	54,591	—	54,591
Loans held-for-investment, net	6,378,468	—	3,903	—	6,382,371	—	6,382,371
Loans held-for-sale	418,618	—	190,006	—	608,624	—	608,624
Loans transferred as secured borrowings	74,339	—	—	—	74,339	—	74,339
Investment securities	677,977	—	1,026,634	—	1,704,611	(1,002,793)	701,818
Properties, net	—	2,234,646	286,696	—	2,521,342	—	2,521,342
Intangible assets	—	116,856	91,591	—	208,447	(26,582)	181,865
Investment in unconsolidated entities	36,831	109,607	117,772	—	264,210	(20,760)	243,450
Goodwill	—	—	140,437	—	140,437	—	140,437
Derivative assets	13,513	22,480	2,300	—	38,293	—	38,293
Accrued interest receivable	34,569	—	478	—	35,047	—	35,047
Other assets	10,286	40,705	61,787	2,293	115,071	(2,806)	112,265
VIE assets, at fair value	—	—	—	—	—	51,197,981	51,197,981
Total Assets	$7,710,641	$2,553,064	$1,992,063	$300,299	$12,556,067	$50,150,201	$62,706,268
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$27,821	$71,726	$78,398	$24,739	$202,684	$1,098	$203,782
Related-party payable	—	—	43	29,946	29,989	—	29,989
Dividends payable	—	—	—	125,674	125,674	—	125,674
Derivative liabilities	14,105	8,784	1	—	22,890	—	22,890
Secured financing agreements, net	3,223,863	1,501,006	516,933	296,593	5,538,395	(23,700)	5,514,695
Unsecured senior notes, net	—	—	—	2,044,523	2,044,523	—	2,044,523
Secured borrowings on transferred loans, net	74,200	—	—	—	74,200	—	74,200
VIE liabilities, at fair value	—	—	—	—	—	50,150,781	50,150,781
Total Liabilities	3,339,989	1,581,516	595,375	2,521,475	8,038,355	50,128,179	58,166,534
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	2,654	2,654	—	2,654
Additional paid-in capital	1,808,624	981,129	747,298	1,167,993	4,705,044	—	4,705,044
Treasury stock	—	—	—	(92,104)	(92,104)	—	(92,104)
Accumulated other comprehensive income (loss)	55,687	9,668	(84)	—	65,271	—	65,271
Retained earnings (accumulated deficit)	2,495,536	(19,249)	639,359	(3,299,719)	(184,073)	—	(184,073)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,359,847	971,548	1,386,573	(2,221,176)	4,496,792	—	4,496,792
Non-controlling interests in consolidated subsidiaries	10,805	—	10,115	—	20,920	22,022	42,942
Total Equity	4,370,652	971,548	1,396,688	(2,221,176)	4,517,712	22,022	4,539,734
Total Liabilities and Equity	$7,710,641	$2,553,064	$1,992,063	$300,299	$12,556,067	$50,150,201	$62,706,268

The table below presents our condensed consolidated balance sheet as of December 31, 2016 by business segment (amounts in thousands):

			Investing			Investing
	Lending	Property	and Servicing			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$7,085	$7,701	$38,798	$560,790	$614,374	$1,148	$615,522
Restricted cash	17,885	9,146	8,202	—	35,233	—	35,233
Loans held-for-investment, net	5,827,553	—	20,442	—	5,847,995	—	5,847,995
Loans held-for-sale	—	—	63,279	—	63,279	—	63,279
Loans transferred as secured borrowings	35,000	—	—	—	35,000	—	35,000
Investment securities	776,072	—	990,570	—	1,766,642	(959,024)	807,618
Properties, net	—	1,667,108	277,612	—	1,944,720	—	1,944,720
Intangible assets	—	128,159	125,327	—	253,486	(34,238)	219,248
Investment in unconsolidated entities	30,874	124,977	56,376	—	212,227	(7,622)	204,605
Goodwill	—	—	140,437	—	140,437	—	140,437
Derivative assets	45,282	42,893	1,186	—	89,361	—	89,361
Accrued interest receivable	25,831	—	2,393	—	28,224	—	28,224
Other assets	13,470	29,569	59,503	1,866	104,408	(2,645)	101,763
VIE assets, at fair value	—	—	—	—	—	67,123,261	67,123,261
Total Assets	$6,779,052	$2,009,553	$1,784,125	$562,656	$11,135,386	$66,120,880	$77,256,266
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$20,769	$81,873	$68,603	$26,003	$197,248	$886	$198,134
Related-party payable	—	—	440	37,378	37,818	—	37,818
Dividends payable	—	—	—	125,075	125,075	—	125,075
Derivative liabilities	3,388	—	516	—	3,904	—	3,904
Secured financing agreements, net	2,258,462	1,196,830	426,683	295,851	4,177,826	(23,700)	4,154,126
Unsecured senior notes, net	—	—	—	2,011,544	2,011,544	—	2,011,544
Secured borrowings on transferred loans	35,000	—	—	—	35,000	—	35,000
VIE liabilities, at fair value	—	—	—	—	—	66,130,592	66,130,592
Total Liabilities	2,317,619	1,278,703	496,242	2,495,851	6,588,415	66,107,778	72,696,193
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	2,639	2,639	—	2,639
Additional paid-in capital	2,218,671	696,049	883,761	892,699	4,691,180	—	4,691,180
Treasury stock	—	—	—	(92,104)	(92,104)	—	(92,104)
Accumulated other comprehensive income (loss)	44,903	(8,328)	(437)	—	36,138	—	36,138
Retained earnings (accumulated deficit)	2,186,727	43,129	390,994	(2,736,429)	(115,579)	—	(115,579)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,450,301	730,850	1,274,318	(1,933,195)	4,522,274	—	4,522,274
Non-controlling interests in consolidated subsidiaries	11,132	—	13,565	—	24,697	13,102	37,799
Total Equity	4,461,433	730,850	1,287,883	(1,933,195)	4,546,971	13,102	4,560,073
Total Liabilities and Equity	$6,779,052	$2,009,553	$1,784,125	$562,656	$11,135,386	$66,120,880	$77,256,266

23. Subsequent Events

Our significant events subsequent to September 30, 2017 were as follows:

Convertible Senior Notes Due 2017

In October 2017, we repaid the full principal amount of the 2017 Notes in cash upon their maturity.

Dividend Declaration

On November 8, 2017, our board of directors declared a dividend of $0.48 per share for the fourth quarter of 2017, which is payable on January 15, 2018 to common stockholders of record as of December 29, 2017.

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

We have three reportable business segments as of September 30, 2017:

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

Developments During the Third Quarter of 2017

Master Lease Portfolio Acquisition

On September 25, 2017, we acquired 20 retail properties and three industrial properties (the “Master Lease Portfolio”) for a purchase price of $553.3 million, inclusive of $3.7 million of related transaction costs.  Concurrently with the acquisition, we leased the properties back to the seller under corporate guaranteed master net lease agreements with initial terms of 24.6 years and periodic rent escalations. These properties, which collectively comprise 5.3 million square feet, are geographically dispersed throughout the U.S., with more than 50% of the portfolio, by carrying value, located in Utah, Florida, Texas and Minnesota. We utilized $265.9 million in new financing in order to fund the acquisition.

Other Developments

•	The Lending Segment originated the following loans during the quarter:

o	$339.2 million first mortgage and mezzanine loan for the acquisition of a 1.0 million square foot office campus located in Irvine, California, of which the Company funded $291.2 million.

o	$252.0 million first mortgage loan for the refinancing of a 1.3 million square foot office tower located in downtown Houston, Texas, of which the Company funded $232.0 million.

o	$140.0 million first mortgage and mezzanine loan for the refinancing of a 510-room hotel portfolio located in Boston, Massachusetts, which was fully funded upon origination.

o	$133.6 million first mortgage for the refinancing of a 22-property office portfolio located in Woodbury, New York, of which the Company funded $123.6 million.

o	$72.0 million mezzanine loan for the development of a 200-room luxury hotel and 80-villa residential resort in Phoenix, Arizona. The loan was unfunded as of September 30, 2017.

•	Funded $186.8 million of previously originated loan commitments.

•	Received proceeds of $951.4 million from maturities, sales and principal repayments on loans held-for-investment and single-borrower CMBS.

•	Originated conduit loans of $396.1 million and received proceeds of $517.4 million from sales.

•	Sold 88% of our equity interest in an online real estate company for cash proceeds of $66.0 million, which were received subsequent to September 30, 2017.

•	Named special servicer on two new issue CMBS deals with a total unpaid principal balance of $2.1 billion at issuance; in the case of one of these CMBS deals, we retained the related B-piece.

•	Acquired commercial real estate from CMBS trusts for a gross purchase price of $18.9 million.

•	Sold commercial real estate for total gross proceeds of $26.0 million and recognized net gains of $8.8 million.

Developments During the Nine Months Ended September 30, 2017

•	Acquired 20 retail properties and three industrial properties comprising our Master Lease Portfolio as discussed in our “Developments During the Third Quarter of 2017.”

•	The Lending Segment originated or acquired the following loans during the quarter:

o	$339.2 million first mortgage and mezzanine loan for the acquisition of a 1.0 million square foot office campus located in Irvine, California, of which the Company funded $291.2 million.

o

$280.0 million first mortgage and mezzanine loan for the refinancing of a 367-room hotel and 11-unit condominium project located in Manhattan’s Lower East Side, of which the Company funded $264.3 million.

o

$280.0 million first mortgage loan to finance the development of a 36-floor luxury residential tower with parking and ground floor retail space located in Brooklyn, New York, of which the Company funded $30.0 million and sold the $80.0 million subordinated first mortgage.

o	$252.0 million first mortgage loan for the refinancing of a 1.3 million square foot office tower located in downtown Houston, Texas, of which the Company funded $232.0 million.

o

$250.0 million first mortgage and mezzanine loan for the refinancing and renovation of two adjoined 12-floor office buildings located in Washington, D.C., of which the Company funded $140.5 million and sold $75.0 million during the current quarter.

o

$223.6 million first mortgage and mezzanine loan for the development of a waterfront residential community located in Glen Cove, New York.  The $160.0 million first mortgage was subsequently sold during the first quarter and the mezzanine loan was unfunded as of September 30, 2017.

o	$175.0 million first mortgage and mezzanine loan for the acquisition of a portfolio of four office buildings located in Tysons Corner, Virginia, of which the Company funded $171.1 million.

o

$175.0 million first mortgage loan to finance the completion of a 2.7 million square foot shopping and entertainment complex located in East Rutherford, New Jersey, of which the Company funded $30.0 million.

•	Funded $448.0 million of previously originated loan commitments.

•	Received proceeds of $1.9 billion from maturities, sales and principal repayments on loans held-for-investment and single-borrower CMBS.

•	Originated or acquired conduit loans of $1.1 billion and received proceeds of $987.8 million from sales.

•	Purchased $92.6 million of CMBS in the Investing and Servicing Segment.

•	Named special servicer on five new issue CMBS deals with a total unpaid principal balance of $4.9 billion at issuance; in the case of two of these CMBS deals, we retained the related B-piece.

•	Sold 88% of our equity interest in an online real estate company for cash proceeds of $66.0 million, which were received subsequent to September 30, 2017.

•	Acquired commercial real estate from CMBS trusts for a gross purchase price of $38.2 million.

•	Sold commercial real estate for total gross proceeds of $44.6 million and recognized net gains of $14.0 million.

•

Issued $250.0 million of 4.375% Convertible Senior Notes due 2023 (the “2023 Notes”) and utilized the proceeds to repurchase $230.0 million aggregate principal amount of our 2018 Notes for $250.7 million, recognizing a loss on extinguishment of debt of $5.9 million.

Subsequent Events

Refer to Note 23 to the Condensed Consolidated Financial Statements for disclosure regarding significant transactions that occurred subsequent to September 30, 2017.

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

The following table compares our summarized results of operations for the three and nine months ended September 30, 2017 and 2016 by business segment (amounts in thousands):

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2017	2016	$ Change	2017	2016	$ Change
Revenues:
Lending Segment	$146,012	$128,101	$17,911	$397,179	$383,175	$14,004
Property Segment	47,827	29,237	18,590	139,225	85,083	54,142
Investing and Servicing Segment	72,214	91,879	(19,665)	241,327	268,658	(27,331)
Investing and Servicing VIEs	(39,286)	(44,512)	5,226	(140,675)	(136,726)	(3,949)
	226,767	204,705	22,062	637,056	600,190	36,866
Costs and expenses:
Lending Segment	34,438	30,719	3,719	87,308	87,406	(98)
Property Segment	49,304	31,684	17,620	140,647	97,297	43,350
Investing and Servicing Segment	40,215	58,580	(18,365)	116,315	131,930	(15,615)
Corporate	64,330	55,027	9,303	180,714	161,894	18,820
Investing and Servicing VIEs	(85)	32	(117)	(368)	488	(856)
	188,202	176,042	12,160	524,616	479,015	45,601
Other income (loss):
Lending Segment	571	2,212	(1,641)	258	(3,005)	3,263
Property Segment	(45,008)	(2,272)	(42,736)	(60,957)	9,537	(70,494)
Investing and Servicing Segment	68,191	35,304	32,887	143,956	(18,463)	162,419
Corporate	—	234	(234)	(5,916)	1,784	(7,700)
Investing and Servicing VIEs	40,296	44,339	(4,043)	147,390	137,369	10,021
	64,050	79,817	(15,767)	224,731	127,222	97,509
Income (loss) before income taxes:
Lending Segment	112,145	99,594	12,551	310,129	292,764	17,365
Property Segment	(46,485)	(4,719)	(41,766)	(62,379)	(2,677)	(59,702)
Investing and Servicing Segment	100,190	68,603	31,587	268,968	118,265	150,703
Corporate	(64,330)	(54,793)	(9,537)	(186,630)	(160,110)	(26,520)
Investing and Servicing VIEs	1,095	(205)	1,300	7,083	155	6,928
	102,615	108,480	(5,865)	337,171	248,397	88,774
Income tax provision	(9,816)	(2,667)	(7,149)	(18,285)	(3,467)	(14,818)
Net income attributable to non-controlling interests	(4,371)	(47)	(4,324)	(10,720)	(1,034)	(9,686)
Net income attributable to Starwood Property Trust, Inc.	$88,428	$105,766	$(17,338)	$308,166	$243,896	$64,270

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Lending Segment

Revenues

For the three months ended September 30, 2017, revenues of our Lending Segment increased $17.9 million to $146.0 million, compared to $128.1 million for the three months ended September 30, 2016. This increase was primarily due to (i) a $19.6 million increase in interest income from loans principally due to higher average loan balances and LIBOR rates, partially offset by (ii) a $1.8 million decrease in interest income principally from CMBS and RMBS investments.

Costs and Expenses

For the three months ended September 30, 2017, costs and expenses of our Lending Segment increased $3.7 million to $34.4 million, compared to $30.7 million for the three months ended September 30, 2016. This increase was primarily due to a $5.3 million increase in interest expense associated with the various secured financing facilities used to fund a portion of our investment portfolio, partially offset by a $2.3 million decrease in our loan loss allowance.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	September 30,
	2017	2016	Change
Interest income from loans	$134,149	$114,506	$19,643
Interest income from investment securities	11,540	13,301	(1,761)
Interest expense	(27,929)	(22,678)	(5,251)
Net interest income	$117,760	$105,129	$12,631

For the three months ended September 30, 2017, net interest income of our Lending Segment increased $12.6 million to $117.8 million, compared to $105.1 million for the three months ended September 30, 2016.  This increase reflects the net increase in interest income explained in the Revenues discussion above, partially offset by the increase in interest expense on our secured financing facilities.

During the three months ended September 30, 2017 and 2016, the weighted average unlevered yield on the Lending Segment’s loans and investment securities was 7.4% for each period.  The effects of increases in LIBOR were offset by a decline in interest rate spreads over the last twelve months.

During the three months ended September 30, 2017 and 2016, the Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 3.9% and 3.4%, respectively, and 3.9% and 3.3%, respectively, excluding the impact of bridge financing. The increases in borrowing rates primarily reflect increases in LIBOR.

Other Income

For the three months ended September 30, 2017, other income of our Lending Segment decreased $1.6 million to $0.6 million, compared to $2.2 million for the three months ended September 30, 2016. The decrease was primarily due to a $15.8 million unfavorable change in gain (loss) on derivatives, partially offset by a $14.5 million favorable change in foreign currency gain (loss).  The unfavorable change from derivatives reflects a $14.9 million unfavorable change on foreign currency hedges and a $0.9 million unfavorable change on interest rate swaps.  The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and CMBS investments.  The unfavorable change on the foreign currency hedges and the favorable change in foreign currency gain (loss) reflect the overall weakening of the U.S. dollar against the pound sterling (“GBP”) in the third quarter of 2017 versus a strengthening of the U.S. dollar in the third quarter of 2016.  The interest rate swaps are used primarily to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments.

Property Segment

Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
	Revenues	Cost and expenses	Other income (loss)	Income (loss) before income taxes
Master Lease Portfolio	$722	$655	$(1,665)	$(1,598)
Medical Office Portfolio	16,961	18,719	(586)	(2,344)
Ireland Portfolio	411	(125)	(4,298)	(3,762)
Woodstar Portfolio	496	(1,821)	—	2,317
Investment in unconsolidated entities	—	—	(36,187)	(36,187)
Other/Corporate	—	192	—	(192)
Total	$18,590	$17,620	$(42,736)	$(41,766)

See Note 3 to the Condensed Consolidated Financial Statements for a description of the above-referenced Property Segment portfolios.

Revenues

For the three months ended September 30, 2017, revenues of our Property Segment increased $18.6 million to $47.8 million, compared to $29.2 million for the three months ended September 30, 2016.  The increase in revenues in the third quarter of 2017 was primarily due to rental income from the Medical Office Portfolio, which was acquired in December 2016.  The Master Lease Portfolio was acquired on September 25, 2017.

Costs and Expenses

For the three months ended September 30, 2017, costs and expenses of our Property Segment increased $17.6 million to $49.3 million, compared to $31.7 million for the three months ended September 30, 2016. The increase in costs and expenses reflects increases of $7.0 million in depreciation and amortization, $5.5 million in other rental related costs and $5.8 million in interest expense, all primarily due to the inclusion of the Medical Office Portfolio acquired in December 2016, partially offset by lower amortization related to the Woodstar Portfolio’s in-place lease intangible asset, which is now fully amortized.

Other Loss

For the three months ended September 30, 2017, other loss of our Property Segment increased $42.7 million to $45.0 million, compared to $2.3 million for the three months ended September 30, 2016. The increase in other loss was primarily due to (i) a $36.2 million unfavorable change in earnings (loss) from unconsolidated entities principally due to unfavorable decreases in fair value of the properties in the Retail Fund, which is an investment company that measures its assets at fair value (see Note 7 to the Condensed Consolidated Financial Statements) and (ii) a $6.5 million increased loss on derivatives primarily related to foreign exchange contracts which economically hedge our Euro currency exposure with respect to the Ireland Portfolio and interest rate swaps which primarily hedge the variable interest rate risk on borrowings secured by our Medical Office Portfolio.

Investing and Servicing Segment and VIEs

Revenues

For the three months ended September 30, 2017, revenues of our Investing and Servicing Segment decreased $14.5 million to $32.9 million after consolidated VIE eliminations of $39.3 million, compared to $47.4 million after consolidated VIE eliminations of $44.5 million for the three months ended September 30, 2016. The VIE eliminations are merely a function of the number of CMBS trusts consolidated in any given period, and as such, are not a meaningful indicator of the operating results for this segment.  The decrease in revenues in the third quarter of 2017 was primarily due to decreases of $8.0 million in servicing fees, $4.9 million in interest income from CMBS investments and $2.3 million in interest income from conduit loans, partially offset by a $2.0 million increase in rental income on our expanded REIS Equity Portfolio (see Note 3 to the Condensed Consolidated Financial Statements).  The $8.0 million decrease in servicing fees is primarily due to the divestiture of our European servicing and advisory business in October 2016 and lower domestic workout and liquidation fees.  The $4.9 million decrease in CMBS interest income reflects a $1.4 million increase in VIE eliminations related to the CMBS trusts we consolidate.  Excluding the effect of these eliminations, CMBS interest income decreased by $3.5 million, primarily reflecting a lower level of CMBS interest recoveries from asset liquidations by CMBS trusts.

Costs and Expenses

For the three months ended September 30, 2017, costs and expenses of our Investing and Servicing Segment decreased $18.5 million to $40.1 million, compared to $58.6 million for the three months ended September 30, 2016, inclusive of VIE eliminations which were nominal for both periods. The decrease in costs and expenses was primarily due to a decrease in general and administrative expenses, principally reflecting lower incentive compensation and the divestiture of our European servicing and advisory business.

Other Income

For the three months ended September 30, 2017, other income of our Investing and Servicing Segment increased $28.9 million to $108.5 million including additive net VIE eliminations of $40.3 million, from $79.6 million including additive net VIE eliminations of $44.3 million for the three months ended September 30, 2016.  The increase in other income in the third quarter of 2017 compared to the third quarter of 2016 was primarily due to (i) a $28.2 million increase in earnings from an unconsolidated investor entity which owns equity in an online real estate company (see Note 7 to the Condensed Consolidated Financial Statements), (ii) an $11.2 million gain on sale of two operating properties, (iii) a $9.4 million lesser decrease in fair value of servicing rights primarily reflecting the effect of VIE eliminations on the expected amortization of this deteriorating asset net of increases in fair value due to the attainment of new servicing contracts and (iv) an $8.3 million increase in the change in value of net assets related to consolidated VIEs, all partially offset by (v) a $30.1 million lesser increase in the fair value of our conduit loans held-for-sale.  The change in net assets related to consolidated VIEs reflects amounts associated with the Investing and Servicing Segment’s variable interests in CMBS trusts it consolidates, including special servicing fees, interest income, and changes in fair value of CMBS and servicing rights. As noted above, this number is merely a function of the number of CMBS trusts consolidated in any given period, and as such, is not a meaningful indicator of the operating results for this segment. Before VIE eliminations, there was an increase in fair value of CMBS securities of $14.0 million and $0.6 million in the three months ended September 30, 2017 and 2016, respectively.

Income Tax Provision

Historically, our consolidated income tax provision principally relates to the taxable nature of the Investing and Servicing Segment’s loan servicing and loan conduit businesses which are housed in TRSs. For the three months ended September 30, 2017, we had a tax provision of $9.8 million compared to a tax provision of $2.7 million in the three months ended September 30, 2016. The change primarily reflects an increase in the taxable income of our TRSs associated with earnings from our interest in an investor entity which owns equity in an online real estate company and sold nearly all of its interest during the three months ended September 30, 2017 (see Notes 7 and 20 to the Condensed Consolidated Financial Statements).

Corporate

Costs and Expenses

For the three months ended September 30, 2017, corporate expenses increased $9.3 million to $64.3 million, compared to $55.0 million for the three months ended September 30, 2016. The increase was primarily due to (i) a $5.5 million increase in interest expense principally on our 2021 Senior Notes issued in December 2016, partially offset by a decrease in interest expense on our reduced term loan borrowings, and (ii) a $3.2 million increase in management fees.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Lending Segment

Revenues

For the nine months ended September 30, 2017, revenues of our Lending Segment increased $14.0 million to $397.2 million, compared to $383.2 million for the nine months ended September 30, 2016. This increase was primarily due to (i) an $11.7 million increase in interest income from loans principally due to higher average loan balances and LIBOR rates, partially offset by lower levels of prepayment related income and (ii) a $1.9 million increase in interest income principally from CMBS and RMBS investments.

Costs and Expenses

For the nine months ended September 30, 2017, costs and expenses of our Lending Segment decreased $0.1 million to $87.3 million, compared to $87.4 million for the nine months ended September 30, 2016. This decrease was primarily due to a $6.6 million decrease in our loan loss allowance, partially offset by (i) a $4.8 million increase in interest expense associated with the various secured financing facilities used to fund a portion of our investment portfolio and (ii) a $1.3 million increase in general, administrative and other expenses.

Net Interest Income (amounts in thousands)

	For the Nine Months Ended
	September 30,
	2017	2016	Change
Interest income from loans	$360,188	$348,460	$11,728
Interest income from investment securities	35,870	33,975	1,895
Interest expense	(72,372)	(67,585)	(4,787)
Net interest income	$323,686	$314,850	$8,836

For the nine months ended September 30, 2017, net interest income of our Lending Segment increased $8.8 million to $323.7 million, compared to $314.9 million for the nine months ended September 30, 2016.  This increase reflects the increase in interest income explained in the Revenues discussion above, partially offset by the increase in interest expense on our secured financing facilities.

During the nine months ended September 30, 2017 and 2016, the weighted average unlevered yields on the Lending Segment’s loans and investment securities were 7.4% and 7.9%, respectively. The decrease in the weighted average unlevered yield is primarily due to lower levels of prepayment related income and declines in interest rate spreads, which exceeded the benefits of increases in LIBOR for the nine months ended September 30, 2017.

During the nine months ended September 30, 2017 and 2016, the Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 3.8% and 3.4%, respectively, and 3.7% and 3.2%, respectively, excluding the impact of bridge financing. The increases in borrowing rates primarily reflect increases in LIBOR.

Other Income (Loss)

For the nine months ended September 30, 2017, other income (loss) of our Lending Segment increased $3.3 million to income of $0.3 million, compared to a loss of $3.0 million for the nine months ended September 30, 2016. The increase was primarily due to a $51.9 million favorable change in foreign currency gain (loss), partially offset by a $48.1 million unfavorable change in gain (loss) on derivatives.  The unfavorable change from derivatives reflects a $55.5 million unfavorable change on foreign currency hedges, partially offset by a $7.4 million decreased loss on interest rate swaps.  The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and CMBS investments.  The favorable change in foreign currency gain (loss) and the unfavorable change on the foreign currency hedges reflect the overall weakening of the U.S.

dollar against the GBP in the nine months ended September 30, 2017 versus a strengthening of the U.S. dollar in the nine months ended September 30, 2016.  The interest rate swaps are used primarily to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments.

Property Segment

Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
	Revenues	Cost and expenses	Other income (loss)	Income (loss) before income taxes
Master Lease Portfolio	$722	$668	$(2,354)	$(2,300)
Medical Office Portfolio	49,549	55,084	(4,187)	(9,722)
Ireland Portfolio	(378)	(1,227)	(18,756)	(17,907)
Woodstar Portfolio	4,249	(11,898)	(9,102)	7,045
Investment in unconsolidated entities	—	—	(36,095)	(36,095)
Other/Corporate	—	723	—	(723)
Total	$54,142	$43,350	$(70,494)	$(59,702)

Revenues

For the nine months ended September 30, 2017, revenues of our Property Segment increased $54.1 million to $139.2 million, compared to $85.1 million for the nine months ended September 30, 2016.  The increase in revenues in the nine months ended September 30, 2017 was primarily due to the full period inclusion of rental income for the Medical Office Portfolio, which was acquired in December 2016, and the Woodstar Portfolio, which was acquired over a period from October 2015 through April 2016.  The Master Lease Portfolio was acquired on September 25, 2017.

Costs and Expenses

For the nine months ended September 30, 2017, costs and expenses of our Property Segment increased $43.3 million to $140.6 million, compared to $97.3 million for the nine months ended September 30, 2016. The increase in costs and expenses reflects increases of $10.4 million in depreciation and amortization, $16.9 million in other rental related costs and $16.3 million in interest expense, all primarily due to the full period inclusion of the Medical Office Portfolio and Woodstar Portfolio, partially offset by lower amortization related to the Woodstar Portfolio’s in-place lease intangible asset, which is now fully amortized.

Other Income (Loss)

For the nine months ended September 30, 2017, other income (loss) of our Property Segment decreased $70.5 million to a loss of $61.0 million, compared to income of $9.5 million for the nine months ended September 30, 2016. The decrease in other income (loss) was primarily due to (i) a $36.1 million unfavorable change in earnings (loss) from unconsolidated entities due to decreases in fair value of the properties in the Retail Fund, (ii) a $25.4 million increased loss on derivatives primarily related to foreign exchange contracts which economically hedge our Euro currency exposure with respect to the Ireland Portfolio and interest rate swaps which primarily hedge the variable interest rate risk on borrowings secured by our Medical Office Portfolio and (iii) the non-recurrence of an $8.4 million bargain purchase gain recognized on the Woodstar Portfolio in the second quarter of 2016.

Investing and Servicing Segment and VIEs

Revenues

For the nine months ended September 30, 2017, revenues of our Investing and Servicing Segment decreased $31.3 million to $100.6 million after consolidated VIE eliminations of $140.7 million, compared to $131.9 million after consolidated VIE eliminations of $136.7 million for the nine months ended September 30, 2016. The VIE eliminations are merely a function of the number of CMBS trusts consolidated in any given period, and as such, are not a meaningful indicator of the operating results for this segment.  The decrease in revenues in the nine months of 2017 was primarily due to decreases of $23.4 million in servicing fees and $15.7 million in interest income from CMBS investments, partially offset by a $12.2 million increase in rental income on our expanded REIS Equity Portfolio. The $23.4 million decrease in servicing fees is primarily due to the divestiture of our European servicing and advisory business in October 2016 and lower domestic servicing fees.   The $15.7 million decrease in CMBS interest income reflects a $5.2 million increase in VIE eliminations related to the CMBS trusts we consolidate.  Excluding the effect of these eliminations, CMBS interest income decreased by $10.5 million, reflecting a lower level of CMBS interest recoveries from asset liquidations by CMBS trusts.

Costs and Expenses

For the nine months ended September 30, 2017, costs and expenses of our Investing and Servicing Segment decreased $16.5 million to $115.9 million, compared to $132.4 million for the nine months ended September 30, 2016, inclusive of VIE eliminations which were nominal for both periods. The decrease in costs and expenses was primarily due to a $26.5 million decrease in general and administrative expenses principally reflecting the divestiture of our European servicing and advisory business and lower incentive compensation, partially offset by increases of $4.3 million in costs of rental operations, $3.5 million in depreciation and amortization and $2.9 million in interest expense, all primarily related to our expanded REIS Equity Portfolio.

Other Income

For the nine months ended September 30, 2017, other income of our Investing and Servicing Segment increased $172.4 million to $291.3 million including additive net VIE eliminations of $147.4 million, from $118.9 million including additive net VIE eliminations of $137.4 million for the nine months ended September 30, 2016.  The increase in other income in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to (i) a $108.7 million increase in the change in value of net assets related to consolidated VIEs, (ii) a $53.9 million increase in earnings from an unconsolidated investor entity which owns equity in an online real estate company (see Note 7 to the Condensed Consolidated Financial Statements), (iii) a $16.3 million gain on sale of four operating properties, (iv) a $14.2 million decrease in loss on derivatives which principally hedge our interest rate risk on conduit loans and (v) an $11.9 million lesser decrease in fair value of servicing rights primarily reflecting the effect of VIE eliminations on the expected amortization of this deteriorating asset net of increases in fair value due to the attainment of new servicing contracts, all partially offset by (vi) a $24.1 million lesser increase in the fair value of our conduit loans held-for-sale.  The change in net assets related to consolidated VIEs reflects amounts associated with the Investing and Servicing Segment’s variable interests in CMBS trusts it consolidates, including special servicing fees, interest income, and changes in fair value of CMBS and servicing rights. As noted above, this number is merely a function of the number of CMBS trusts consolidated in any given period, and as such, is not a meaningful indicator of the operating results for this segment. Before VIE eliminations, there was an increase in fair value of CMBS securities of $45.3 million and a decrease of $43.4 million in the nine months ended September 30, 2017 and 2016, respectively.

Income Tax Provision

Historically, our consolidated income tax provision principally relates to the taxable nature of the Investing and Servicing Segment’s loan servicing and loan conduit businesses which are housed in TRSs. For the nine months ended September 30, 2017, we had a tax provision of $18.3 million compared to a tax provision of $3.5 million in the nine months ended September 30, 2016.  The change primarily reflects an increase in the taxable income of our TRSs associated with earnings from our interest in an investor entity which owns equity in an online real estate company and sold nearly all of its interest during the nine months ended September 30, 2017 (see Notes 7 and 20 to the Condensed Consolidated Financial Statements).

Corporate

Costs and Expenses

For the nine months ended September 30, 2017, corporate expenses increased $18.8 million to $180.7 million, compared to $161.9 million for the nine months ended September 30, 2016. The increase was primarily due to (i) a $16.4 million increase in interest expense principally on our 2021 Senior Notes issued in December 2016, partially offset by a decrease in interest expense on our reduced term loan borrowings, and (ii) a $3.3 million increase in management fees.

Other Income (Loss)

For the nine months ended September 30, 2017, corporate other loss was $5.9 million, compared to income of $1.8 million for the nine months ended September 30, 2016.  Corporate other loss of $5.9 million in the nine months ended September 30, 2017 represents a loss on repurchase of $230.0 million of our 2018 Convertible Notes (see Note 10 to the Condensed Consolidated Financial Statements). Corporate other income of $1.8 million for the nine months ended September 30, 2016 principally represents a reimbursement received related to a partnership guarantee arrangement.

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

As previously disclosed, we exclude from Core Earnings any deferred income taxes for transactions which are deemed to be either unusual in nature or infrequent in occurrence, as such terms are utilized in ASC 740, until such time as the tax provision related to the discrete item is realized. During the three months ended June 30, 2017, we reflected an adjustment to Core Earnings for a $9.9 million deferred income tax provision associated with unrealized earnings we recorded from our interest in an investor entity which owns equity in an online real estate company. During the three months ended September 30, 2017, 88% of our interest in this entity was sold, and we recognized an additional $8.4 million income tax provision related to this discrete item, for a total income tax provision of $18.3 million during the nine months ended September 30, 2017 (see Notes 7 and 20 to the Condensed Consolidated Financial Statements).  As a result, during the three months ended September 30, 2017, $9.4 million of the previously deferred $9.9 million income tax provision was recognized for Core Earnings purposes, and the incremental $8.4 million recorded during the quarter was unadjusted. The remaining deferred income tax amount of $0.5 million relates to the 12% portion of our investment which we retained and will continue to be deferred for Core Earnings purposes until the remaining investment is sold.

The repurchase of our 2018 Notes in March 2017 was considered to be an unrealized event for Core Earnings purposes because the 2018 Notes were effectively exchanged for the 2023 Notes, thereby simply extending the term of this debt.  As such, consistent with the above definition, we have deferred the $5.9 million GAAP loss on extinguishment of debt included in our GAAP results for the nine months ended September 30, 2017 and will amortize this loss over the term of our 2023 Notes.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Diluted weighted average shares - GAAP	262,437	241,091	262,055	240,982
Add: Unvested stock awards	1,807	1,419	1,558	1,644
Less: Conversion spread value	(2,313)	(3,445)	(2,284)	(3,766)
Diluted weighted average shares - Core	261,931	239,065	261,329	238,860

The definition of Core Earnings allows management to make adjustments, subject to the approval of a majority of our independent directors, in situations where such adjustments are considered appropriate in order for Core Earnings to be calculated in a manner consistent with its definition and objective. No adjustments to the definition of Core Earnings occurred during the nine months ended September 30, 2017.

The following table summarizes our quarterly Core Earnings per weighted average diluted share for the nine months ended September 30, 2017 and 2016:

	Core Earnings For the Three-Month Periods Ended
	March 31	June 30	September 30
2017	$0.51	$0.52	$0.65
2016	0.50	0.50	0.59

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

The following table presents our summarized results of operations and reconciliation to Core Earnings for the three months ended September 30, 2017, by business segment (amounts in thousands, except per share data):

			Investing
	Lending	Property	and Servicing
	Segment	Segment	Segment	Corporate	Total
Revenues	$146,012	$47,827	$72,214	$—	$266,053
Costs and expenses	(34,438)	(49,304)	(40,215)	(64,330)	(188,287)
Other income (loss)	571	(45,008)	68,191	—	23,754
Income (loss) before income taxes	112,145	(46,485)	100,190	(64,330)	101,520
Income tax benefit (provision)	11	—	(9,827)	—	(9,816)
Income attributable to non-controlling interests	(357)	—	(2,919)	—	(3,276)
Net income (loss) attributable to Starwood Property Trust, Inc.	111,799	(46,485)	87,444	(64,330)	88,428
Add / (Deduct):
Non-cash equity compensation expense	783	33	1,015	3,379	5,210
Management incentive fee	—	—	—	10,378	10,378
Acquisition and investment pursuit costs	74	151	49	—	274
Depreciation and amortization	17	18,102	4,600	—	22,719
Loan loss allowance, net	(171)	—	—	—	(171)
Interest income adjustment for securities	(225)	—	5,071	—	4,846
Income tax adjustment for discrete transactions	—	—	(9,356)	—	(9,356)
Other non-cash items	—	(496)	187	—	(309)
Reversal of unrealized (gains) / losses on:
Loans held-for-sale	397	—	(19,882)	—	(19,485)
Securities	(276)	—	(13,962)	—	(14,238)
Derivatives	10,394	11,291	1,555	—	23,240
Foreign currency	(10,657)	1	(4)	—	(10,660)
Earnings from unconsolidated entities	(848)	33,731	(30,225)	—	2,658
Purchases and sales of properties	—	—	—	—	—
Recognition of realized gains / (losses) on:
Loans held-for-sale	(397)	—	19,330	—	18,933
Securities	—	—	(2,657)	—	(2,657)
Derivatives	(290)	(140)	(500)	(247)	(1,177)
Foreign currency	549	—	(240)	—	309
Earnings from unconsolidated entities	849	—	52,921	—	53,770
Purchases and sales of properties	—	—	(1,838)	—	(1,838)
Core Earnings (Loss)	$111,998	$16,188	$93,508	$(50,820)	$170,874
Core Earnings (Loss) per Weighted Average Diluted Share	$0.43	$0.06	$0.36	$(0.20)	$0.65

The following table presents our summarized results of operations and reconciliation to Core Earnings for the three months ended September 30, 2016, by business segment (amounts in thousands, except per share data):

			Investing
	Lending	Property	and Servicing
	Segment	Segment	Segment	Corporate	Total
Revenues	$128,101	$29,237	$91,879	$—	$249,217
Costs and expenses	(30,719)	(31,684)	(58,580)	(55,027)	(176,010)
Other income (loss)	2,212	(2,272)	35,304	234	35,478
Income (loss) before income taxes	99,594	(4,719)	68,603	(54,793)	108,685
Income tax provision	—	—	(2,667)	—	(2,667)
(Income) loss attributable to non-controlling interests	(352)	—	100	—	(252)
Net income (loss) attributable to Starwood Property Trust, Inc.	99,242	(4,719)	66,036	(54,793)	105,766
Add / (Deduct):
Non-cash equity compensation expense	824	27	1,298	5,986	8,135
Management incentive fee	—	—	—	6,303	6,303
Acquisition and investment pursuit costs	—	727	89	12	828
Depreciation and amortization	—	10,908	3,791	—	14,699
Loan loss allowance, net	2,127	—	—	—	2,127
Interest income adjustment for securities	(236)	—	3,874	—	3,638
Other non-cash items	—	(108)	230	—	122
Reversal of unrealized (gains) / losses on:
Loans held-for-sale	—	—	(49,996)	—	(49,996)
Securities	(207)	—	(620)	—	(827)
Derivatives	(5,624)	4,720	1,932	—	1,028
Foreign currency	3,839	7	(632)	—	3,214
Earnings from unconsolidated entities	(852)	(2,455)	(617)	—	(3,924)
Recognition of realized gains / (losses) on:
Loans held-for-sale	—	—	52,919	—	52,919
Securities	—	—	(3,259)	—	(3,259)
Derivatives	7,436	44	(6,042)	—	1,438
Foreign currency	(6,145)	(7)	632	—	(5,520)
Earnings from unconsolidated entities	852	2,487	1,100	—	4,439
Core Earnings (Loss)	$101,256	$11,631	$70,735	$(42,492)	$141,130
Core Earnings (Loss) per Weighted Average Diluted Share	$0.42	$0.05	$0.30	$(0.18)	$0.59

Lending Segment

The Lending Segment’s Core Earnings increased by $10.7 million, from $101.3 million during the third quarter of 2016 to $112.0 million in the third quarter of 2017. After making adjustments for the calculation of Core Earnings, revenues were $145.8 million, costs and expenses were $33.7 million and other income was $0.3 million.

Core revenues, consisting principally of interest income on loans, increased by $17.9 million in the third quarter of 2017, primarily due to (i) a $19.6 million increase in interest income from loans principally due to higher average loan balances and LIBOR rates, partially offset by (ii) a $1.7 million decrease in interest income principally from CMBS and RMBS investments.

Core costs and expenses increased by $6.0 million in the third quarter of 2017, primarily due to an increase in interest expense associated with the various secured financing facilities used to fund a portion of our investment portfolio.

Core other income decreased by $1.2 million, primarily due to an unfavorable change in gain (loss) on foreign currency derivatives partially offset by a favorable change in foreign currency gain (loss).

Property Segment

Core Earnings by Portfolio (amounts in thousands)

	For the Three Months Ended
	September 30,
	2017	2016	Change
Master Lease Portfolio	$334	$—	$334
Medical Office Portfolio	6,651	—	6,651
Ireland Portfolio	4,538	5,041	(503)
Woodstar Portfolio	5,312	4,690	622
Investment in unconsolidated entities	—	2,489	(2,489)
Other/Corporate	(647)	(589)	(58)
Core Earnings	$16,188	$11,631	$4,557

The Property Segment’s Core Earnings increased by $4.6 million, from $11.6 million during the third quarter of 2016 to $16.2 million in the third quarter of 2017. After making adjustments for the calculation of Core Earnings, revenues were $47.5 million, costs and expenses were $31.2 million and other loss was $0.1 million.

Core revenues increased by $18.8 million in the third quarter of 2017, primarily due to the inclusion of rental income for the Medical Office Portfolio acquired in December 2016.

Core costs and expenses increased by $11.6 million in the third quarter of 2017, primarily due to increases in rental related costs of $5.5 million and interest expense of $5.9 million primarily on the secured financing for the Medical Office Portfolio.

Core other income decreased by $2.6 million to a loss in the third quarter of 2017, primarily due to a decrease in equity in earnings recognized from our investment in the Retail Fund.

Investing and Servicing Segment

The Investing and Servicing Segment’s Core Earnings increased by $22.8 million, from $70.7 million during the third quarter of 2016 to $93.5 million in the third quarter of 2017.  After making adjustments for the calculation of Core Earnings, revenues were $77.4 million, costs and expenses were $34.5 million, other income was $72.7 million, income tax provision was $19.2 million and the deduction of income attributable to non-controlling interests was $2.9 million.

Core revenues decreased by $18.5 million in the third quarter of 2017, primarily due to decreases of $14.6 million in servicing fees reflecting the divestiture of our European servicing and advisory business in October 2016 and lower domestic workout and liquidation fees, $2.3 million in interest income from our CMBS portfolio and $2.3 million in interest income from conduit loans, partially offset by a $2.0 million increase in rental income on our expanded REIS Equity Portfolio.

Core costs and expenses decreased by $18.8 million in the third quarter of 2017, primarily due to a decrease in general and administrative expenses reflecting lower incentive compensation and the divestiture of our European servicing and advisory business.

Core other income increased by $42.0 million principally due to (i) a $52.4 million realized gain from an unconsolidated investor entity which owns equity in an online real estate company and sold nearly all of its interest during the third quarter of 2017, (ii) a $10.9 million decrease in amortization of servicing rights, (iii) an $8.8 million increase in realized gains on sales of operating properties and CMBS and (iv) a $4.7 million decrease in realized losses on derivatives net of foreign currency gain (loss), all partially offset by (v) a $33.6 million decrease in realized gains on conduit loans.

Income taxes, which principally relate to the operating results of our servicing and conduit businesses which are held in TRSs, increased $16.5 million due to an increase in the taxable income of our TRSs primarily associated with realized gains from our interest in an investor entity which owns equity in an online real estate company and sold nearly all of its interest during the third quarter of 2017.

Income attributable to non-controlling interests increased $3.0 million primarily due to minority investors’ share of gains from two operating properties sold during the third quarter of 2017.

Corporate

Core corporate costs and expenses increased by $8.3 million, from $42.5 million in the third quarter of 2016 to $50.8 million in the third quarter of 2017, primarily due to increases in interest expense of $5.8 million and base management fees of $1.8 million.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

The following table presents our summarized results of operations and reconciliation to Core Earnings for the nine months ended September 30, 2017, by business segment (amounts in thousands, except per share data):

			Investing
	Lending	Property	and Servicing
	Segment	Segment	Segment	Corporate	Total
Revenues	$397,179	$139,225	$241,327	$—	$777,731
Costs and expenses	(87,308)	(140,647)	(116,315)	(180,714)	(524,984)
Other income (loss)	258	(60,957)	143,956	(5,916)	77,341
Income (loss) before income taxes	310,129	(62,379)	268,968	(186,630)	330,088
Income tax provision	(331)	—	(17,954)	—	(18,285)
Income attributable to non-controlling interests	(1,064)	—	(2,573)	—	(3,637)
Net income (loss) attributable to Starwood Property Trust, Inc.	308,734	(62,379)	248,441	(186,630)	308,166
Add / (Deduct):
Non-cash equity compensation expense	2,353	82	2,491	8,340	13,266
Management incentive fee	—	—	—	20,183	20,183
Acquisition and investment pursuit costs	74	162	91	—	327
Depreciation and amortization	50	52,982	13,441	—	66,473
Loan loss allowance, net	(3,170)	—	—	—	(3,170)
Interest income adjustment for securities	(697)	—	9,436	—	8,739
Income tax adjustment for discrete transactions	—	—	555	—	555
Other non-cash items	—	(1,665)	1,005	5,916	5,256
Reversal of unrealized (gains) / losses on:
Loans held-for-sale	549	—	(46,033)	—	(45,484)
Securities	(189)	—	(45,263)	—	(45,452)
Derivatives	28,897	31,510	2,056	—	62,463
Foreign currency	(28,402)	(16)	(16)	—	(28,434)
Earnings from unconsolidated entities	(2,548)	28,782	(67,134)	—	(40,900)
Purchases and sales of properties	—	—	(613)	—	(613)
Recognition of realized gains / (losses) on:
Loans held-for-sale	(549)	—	48,950	—	48,401
Securities	—	—	8,332	—	8,332
Derivatives	14,567	(18)	(1,251)	(493)	12,805
Foreign currency	(12,655)	16	(1,138)	—	(13,777)
Earnings from unconsolidated entities	2,529	3,563	55,774	—	61,866
Purchases and sales of properties	—	(153)	611	—	458
Core Earnings (Loss)	$309,543	$52,866	$229,735	$(152,684)	$439,460
Core Earnings (Loss) per Weighted Average Diluted Share	$1.18	$0.20	$0.88	$(0.58)	$1.68

The following table presents our summarized results of operations and reconciliation to Core Earnings for the nine months ended September 30, 2016, by business segment (amounts in thousands, except per share data):

			Investing
	Lending	Property	and Servicing
	Segment	Segment	Segment	Corporate	Total
Revenues	$383,175	$85,083	$268,658	$—	$736,916
Costs and expenses	(87,406)	(97,297)	(131,930)	(161,894)	(478,527)
Other income (loss)	(3,005)	9,537	(18,463)	1,784	(10,147)
Income (loss) before income taxes	292,764	(2,677)	118,265	(160,110)	248,242
Income tax provision	(75)	—	(3,392)	—	(3,467)
(Income) loss attributable to non-controlling interests	(1,050)	—	171	—	(879)
Net income (loss) attributable to Starwood Property Trust, Inc.	291,639	(2,677)	115,044	(160,110)	243,896
Add / (Deduct):
Non-cash equity compensation expense	2,110	89	3,785	16,893	22,877
Management incentive fee	—	—	—	13,770	13,770
Acquisition and investment pursuit costs	—	1,421	904	12	2,337
Depreciation and amortization	—	41,997	8,918	—	50,915
Loan loss allowance, net	3,395	—	—	—	3,395
Interest income adjustment for securities	(740)	—	10,620	—	9,880
Other non-cash items	—	(10,922)	247	—	(10,675)
Reversal of unrealized (gains) / losses on:
Loans held-for-sale	—	—	(70,122)	—	(70,122)
Securities	37	—	43,449	—	43,486
Derivatives	(19,807)	6,837	16,330	—	3,360
Foreign currency	23,501	41	(2,962)	—	20,580
Earnings from unconsolidated entities	(2,544)	(7,313)	(3,280)	—	(13,137)
Recognition of realized gains / (losses) on:
Loans held-for-sale	—	—	71,390	—	71,390
Securities	—	—	(11,136)	—	(11,136)
Derivatives	33,311	(26)	(15,858)	—	17,427
Foreign currency	(31,916)	(41)	2,825	—	(29,132)
Earnings from unconsolidated entities	3,148	4,820	2,855	—	10,823
Core Earnings (Loss)	$302,134	$34,226	$173,009	$(129,435)	$379,934
Core Earnings (Loss) per Weighted Average Diluted Share	$1.26	$0.14	$0.73	$(0.54)	$1.59

Lending Segment

The Lending Segment’s Core Earnings increased by $7.4 million, from $302.1 million during the nine months ended September 30, 2016 to $309.5 million during the nine months ended September 30, 2017. After making adjustments for the calculation of Core Earnings, revenues were $396.5 million, costs and expenses were $88.0 million and other income was $2.5 million.

Core revenues, consisting principally of interest income on loans, increased by $14.0 million during the nine months ended September 30, 2017, primarily due to (i) an $11.7 million increase in interest income from loans principally due to higher average loan balances and LIBOR rates, partially offset by lower levels of prepayment related income, and (ii) a $1.9 million increase in interest income principally from CMBS and RMBS investments.

Core costs and expenses increased by $6.1 million during the nine months ended September 30, 2017, primarily due to (i) a $4.8 million increase in interest expense associated with the various secured financing facilities used to fund a portion of our investment portfolio and (ii) a $1.1 million increase in general and administrative expenses.

Core other income decreased slightly by $0.3 million.

Property Segment

Core Earnings by Portfolio (amounts in thousands)

	For the Nine Months Ended
	September 30,
	2017	2016	Change
Master Lease Portfolio	$320	$—	$320
Medical Office Portfolio	19,854	—	19,854
Ireland Portfolio	14,248	15,130	(882)
Woodstar Portfolio	16,957	15,771	1,186
Investment in unconsolidated entities	3,563	4,821	(1,258)
Other/Corporate	(2,076)	(1,496)	(580)
Core Earnings	$52,866	$34,226	$18,640

The Property Segment’s Core Earnings increased by $18.7 million, from $34.2 million during the nine months ended September 30, 2016 to $52.9 million during the nine months ended September 30, 2017. After making adjustments for the calculation of Core Earnings, revenues were $138.1 million, costs and expenses were $88.0 million and other income was $2.8 million.

Core revenues increased by $56.0 million during the nine months ended September 30, 2017, primarily due to the inclusion of a full period of rental income for the Medical Office Portfolio and the Woodstar Portfolio.

Core costs and expenses increased by $34.7 million during the nine months ended September 30, 2017, primarily due to increases in rental related costs of $16.8 million and interest expense of $16.4 million primarily on the secured financing for the Medical Office Portfolio.

Core other income decreased by $2.6 million during the nine months ended September 30, 2017, primarily due to a decrease in equity in earnings recognized from our investment in the Retail Fund.

Investing and Servicing Segment

The Investing and Servicing Segment’s Core Earnings increased by $56.7 million, from $173.0 million during the nine months ended September 30, 2016 to $229.7 million during the nine months ended September 30, 2017.  After making adjustments for the calculation of Core Earnings, revenues were $250.8 million, costs and expenses were $99.3 million, other income was $98.2 million, income tax provision was $17.4 million and the deduction of income attributable to non-controlling interests was $2.6 million.

Core revenues decreased by $28.7 million during the nine months ended September 30, 2017, primarily due to decreases of $24.3 million in servicing fees reflecting the divestiture of our European servicing and advisory business and lower domestic servicing fees, $11.8 million in interest income from our CMBS portfolio and $1.9 million in interest income from conduit loans, partially offset by a $12.0 million increase in rental income on our expanded REIS Equity Portfolio.

Core costs and expenses decreased by $18.9 million during the nine months ended September 30, 2017, primarily due to a decrease in general and administrative expenses reflecting the divestiture of our European servicing and advisory business and lower incentive compensation, partially offset by increases in costs of rental operations and interest expense on secured financings for CMBS and the REIS Equity Portfolio.

Core other income increased by $83.2 million principally due to (i) a $52.4 million realized gain from an unconsolidated investor entity which owns equity in an online real estate company and sold nearly all of its interest during the third quarter of 2017, (ii) a $34.5 million increase in realized gains on sales of operating properties and CMBS, (iii) a $10.5 million decrease in realized losses on derivatives net of foreign currency gain (loss) and (iv) a $9.9 million decrease in amortization of servicing rights, all partially offset by (v) a $22.4 million decrease in realized gains on conduit loans.

Income taxes, which principally relate to the operating results of our servicing and conduit businesses which are held in TRSs, increased $14.0 million due to an increase in the taxable income of our TRSs primarily associated with realized gains from our interest in an investor entity which owns equity in an online real estate company and sold nearly all of its interest during the third quarter of 2017.

Income attributable to non-controlling interests increased $2.7 million primarily due to minority investors’ share of gains from two operating properties sold during the third quarter of 2017.

Corporate

Core corporate costs and expenses increased by $23.3 million, from $129.4 million during the nine months ended September 30, 2016 to $152.7 million during the nine months ended September 30, 2017, primarily due to increases in interest expense of $16.9 million and base management fees of $5.3 million.

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

Cash Flows for the Nine Months Ended September 30, 2017 (amounts in thousands)

		VIE	Excluding Investing
	GAAP	Adjustments	and Servicing VIEs
Net cash used in operating activities	$(222,428)	$(4,013)	$(226,441)
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(2,195,258)	—	(2,195,258)
Proceeds from principal collections and sale of loans	1,707,238	—	1,707,238
Purchase of investment securities	(69,231)	(80,770)	(150,001)
Proceeds from sales and collections of investment securities	221,037	81,880	302,917
Real estate business combinations, net of cash and restricted cash acquired	(18,194)	(19,039)	(37,233)
Proceeds from sale of properties	44,219	—	44,219
Purchases and additions to properties and other assets	(564,755)	—	(564,755)
Net cash flows from other investments and assets	(34,057)	—	(34,057)
Net cash used in investing activities	(909,001)	(17,929)	(926,930)
Cash Flows from Financing Activities:
Proceeds from borrowings	4,090,163	—	4,090,163
Principal repayments on and repurchases of borrowings	(2,724,179)	—	(2,724,179)
Payment of deferred financing costs	(17,038)	—	(17,038)
Proceeds from common stock issuances, net of offering costs	(106)	—	(106)
Payment of dividends	(376,061)	—	(376,061)
Contributions from non-controlling interests	105	—	105
Distributions to non-controlling interests	(7,519)	—	(7,519)
Issuance of debt of consolidated VIEs	11,657	(11,657)	—
Repayment of debt of consolidated VIEs	(92,383)	92,383	—
Distributions of cash from consolidated VIEs	62,797	(62,797)	—
Net cash provided by financing activities	947,436	17,929	965,365
Net decrease in cash, cash equivalents and restricted cash	(183,993)	(4,013)	(188,006)
Cash, cash equivalents and restricted cash, beginning of period	650,755	(1,148)	649,607
Effect of exchange rate changes on cash	1,674	—	1,674
Cash, cash equivalents and restricted cash, end of period	$468,436	$(5,161)	$463,275

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

Cash and cash equivalents decreased by $188.0 million during the nine months ended September 30, 2017, reflecting net cash used in investing activities of $926.9 million and net cash used in operating activities of $226.5 million, partially offset by net cash provided by financing activities of $965.4 million.

Net cash used in operating activities of $226.5 million for the nine months ended September 30, 2017 related primarily to $500.0 million of originations and purchases of loans held-for-sale, net of proceeds from principal collections and sales, cash interest expense of $177.6 million, general and administrative expenses of $66.5 million, management fees of $65.3 million and a net change in operating assets and liabilities of $8.1 million. Offsetting these cash outflows were cash interest income of $277.9 million from our loan origination and conduit programs, plus cash interest income on investment securities of $131.5 million. Net rental income provided cash of $106.3 million and servicing fees provided cash of $81.1 million.

Net cash used in investing activities of $926.9 million for the nine months ended September 30, 2017 related primarily to the origination and acquisition of new loans held-for-investment of $2.2 billion, the purchase of commercial real estate and other assets of $602.0 million and the purchase of investment securities of $150.0 million, partially offset by proceeds received from principal collections and sales of loans of $1.7 billion and investment securities of $302.9 million.

Net cash provided by financing activities of $965.4 million for the nine months ended September 30, 2017 related primarily to net borrowings after repayments of our secured and unsecured debt of $1.3 billion, partially offset by dividend distributions of $376.1 million.

Our Investment Portfolio

Lending Segment

The following table sets forth the amount of each category of investments we owned across various property types within our Lending Segment as of September 30, 2017 and December 31, 2016 (dollars in thousands):

						Unlevered
	Face	Carrying	Asset Specific	Net		Return on
	Amount	Value	Financing	Investment	Vintage	Asset
September 30, 2017
First mortgages (1)	$5,546,006	$5,523,316	$2,693,742	$2,829,574	1989-2017	6.7%
Subordinated mortgages	224,088	222,990	—	222,990	1998-2015	11.4%
Mezzanine loans (1)	615,724	615,562	—	615,562	2005-2017	11.2%
Other loans	27,073	23,218	—	23,218	1999-2017	12.8%
Loans held-for-sale, fair value option	408,346	418,618	249,473	169,145	2013-2017	5.9%
Loans transferred as secured borrowings	75,000	74,339	74,200	139	N/A
Loan loss allowance	—	(6,618)	—	(6,618)	N/A
RMBS	379,432	253,252	42,216	211,036	2003-2007	9.9%
HTM securities (2)	415,679	411,196	238,432	172,764	2013-2017	5.4%
Equity security	12,244	13,529	—	13,529	N/A
Investments in unconsolidated entities	N/A	36,831	—	36,831	N/A
	$7,703,592	$7,586,233	$3,298,063	$4,288,170

December 31, 2016
First mortgages (1)	$4,861,214	$4,845,552	$1,910,078	$2,935,474	1989-2016	6.4%
Subordinated mortgages	293,925	278,032	4,021	274,011	1998-2015	11.5%
Mezzanine loans (1)	714,608	713,757	—	713,757	2006-2016	10.7%
Loans transferred as secured borrowings	35,000	35,000	35,000	—	N/A
Loan loss allowance	—	(9,788)	—	(9,788)	N/A
RMBS	399,883	253,915	38,832	215,083	2003-2007	10.3%
HTM securities (2)	515,027	509,980	305,531	204,449	2013-2015	6.0%
Equity security	11,275	12,177	—	12,177	N/A
Investments in unconsolidated entities	N/A	30,874	—	30,874	N/A
	$6,830,932	$6,669,499	$2,293,462	$4,376,037

(1)

First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.  The application of this methodology resulted in mezzanine loans with carrying values of $1.1 billion and $964.1 million being classified as first mortgages as of September 30, 2017 and December 31, 2016, respectively.

(2)	CMBS held-to-maturity (“HTM”) and mandatorily redeemable preferred equity interests in commercial real estate entities.

As of September 30, 2017 and December 31, 2016, our Lending Segment’s investment portfolio, excluding loans held-for-sale, RMBS and other investments, had the following characteristics based on carrying values:

Collateral Property Type	September 30, 2017	December 31, 2016
Office	40.1%	35.8%
Mixed Use	20.8%	15.1%
Hospitality	17.0%	22.9%
Multi-family	10.5%	15.3%
Retail	6.7%	7.0%
Residential	3.3%	1.9%
Industrial	1.6%	2.0%
	100.0%	100.0%

Geographic Location	September 30, 2017	December 31, 2016
North East	35.8%	37.7%
West	22.0%	21.5%
South West	11.4%	8.9%
South East	10.6%	11.6%
International	9.5%	9.5%
Midwest	5.8%	7.3%
Mid Atlantic	4.9%	3.5%
	100.0%	100.0%

Property Segment

The following table sets forth the amount of each category of investments, which are comprised of properties, intangible lease assets and liabilities and our equity investment in four regional shopping malls (the “Retail Fund”) held within our Property Segment as of September 30, 2017 and December 31, 2016 (amounts in thousands):

	September 30, 2017	December 31, 2016
Properties, net	$2,234,646	$1,667,108
Lease intangibles, net	111,997	122,124
Investment in unconsolidated entities	109,607	124,977
	$2,456,250	$1,914,209

The following table sets forth our net investment and other information regarding the Property Segment’s properties and intangible lease assets and liabilities as of September 30, 2017 (dollars in thousands):

		Asset			Weighted Average
	Carrying	Specific	Net	Occupancy	Remaining
	Value	Financing	Investment	Rate	Lease Term
Office—Medical Office Portfolio	$768,132	$488,030	$280,102	94.1%	6.0 years
Office—Ireland Portfolio	513,953	329,350	184,603	89.9%	8.9 years
Multi-family residential—Ireland Portfolio	18,567	12,026	6,541	92.0%	0.3 years
Multi-family residential—Woodstar Portfolio	613,685	409,596	204,089	98.1%	0.5 years
Retail—Master Lease Portfolio	425,190	191,914	233,276	100.0%	24.6 years
Industrial—Master Lease Portfolio	128,134	70,090	58,044	100.0%	24.6 years
Subtotal—undepreciated carrying value	2,467,661	1,501,006	966,655
Accumulated depreciation and amortization	(121,018)	—	(121,018)
Net carrying value	$2,346,643	$1,501,006	$845,637

As of September 30, 2017 and December 31, 2016, our Property Segment’s investment portfolio had the following geographic characteristics based on carrying values:

Geographic Location	September 30, 2017	December 31, 2016
Ireland	20.9%	25.2%
U.S. Regions:
South East	34.5%	39.7%
Midwest	13.1%	6.2%
South West	10.0%	8.7%
West	9.9%	7.2%
North East	9.6%	13.0%
Mid-Atlantic	2.0%	—%
	100.0%	100.0%

Investing and Servicing Segment

The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of September 30, 2017 and December 31, 2016 (amounts in thousands):

				Asset
	Face	Carrying		Specific	Net
	Amount	Value		Financing	Investment
September 30, 2017
CMBS, fair value option	$4,075,324	$1,026,634	(1)	$173,563	$853,071
Intangible assets - servicing rights	N/A	60,363	(2)	—	60,363
Lease intangibles, net	N/A	25,722		—	25,722
Loans held-for-sale, fair value option	192,705	190,006		144,052	45,954
Loans held-for-investment	3,903	3,903		—	3,903
Investment in unconsolidated entities	N/A	117,772		—	117,772
Properties, net	N/A	286,696		199,318	87,378
	$4,271,932	$1,711,096		$516,933	$1,194,163
December 31, 2016
CMBS, fair value option	$4,459,655	$990,570	(1)	$206,651	$783,919
Intangible assets - servicing rights	N/A	89,320	(2)	—	89,320
Lease intangibles, net	N/A	29,676		—	29,676
Loans held-for-sale, fair value option	63,065	63,279		33,131	30,148
Loans held-for-investment	20,442	20,442		—	20,442
Investment in unconsolidated entities	N/A	56,376		—	56,376
Properties, net	N/A	277,612		186,901	90,711
	$4,543,162	$1,527,275		$426,683	$1,100,592

(1)	Includes $1.0 billion and $959.0 million of CMBS reflected in “VIE liabilities” in accordance with ASC 810 as of September 30, 2017 and December 31, 2016, respectively.

(2)	Includes $26.6 million and $34.2 million of servicing rights intangibles reflected in “VIE assets” in accordance with ASC 810 as of September 30, 2017 and December 31, 2016, respectively.

Our Investing and Servicing Segment’s REIS Equity Portfolio, as defined in Note 3 to the Condensed Consolidated Financial Statements, had the following characteristics based on carrying values of $291.4 million and $283.5 million as of September 30, 2017 and December 31, 2016, respectively:

Property Type	September 30, 2017	December 31, 2016
Retail	40.6%	45.8%
Office	35.1%	23.9%
Multi-family	12.7%	18.1%
Mixed Use	7.1%	7.5%
Self-storage	4.5%	4.7%
	100.0%	100.0%

Geographic Location	September 30, 2017	December 31, 2016
South East	49.6%	51.0%
North East	14.2%	17.3%
South West	12.9%	7.0%
Mid Atlantic	8.8%	9.4%
Midwest	7.6%	8.0%
West	6.9%	7.3%
	100.0%	100.0%

New Credit Facilities and Amendments

Refer to Notes 9 and 10 of our Condensed Consolidated Financial Statements for a detailed discussion of new credit facilities and amendments to existing credit facilities executed since December 31, 2016.

Borrowings under Various Secured Financing Arrangements

The following table is a summary of our secured financing facilities as of September 30, 2017 (dollars in thousands):

					Pledged				Approved
					Asset	Maximum			but	Unallocated
	Current	Extended			Carrying	Facility		Outstanding	Undrawn	Financing
	Maturity	Maturity (a)	Pricing		Value	Size		Balance	Capacity (b)	Amount (c)
Lender 1 Repo 1	(d)	(d)	LIBOR + 1.75% to 5.75%		$1,534,069	$2,000,000		$1,170,141	$—	$829,859
Lender 2 Repo 1	Oct 2017	Oct 2020	LIBOR + 1.75% to 2.75%		350,508	500,000		236,055	25,000	238,945
Lender 3 Repo 1	May 2018	May 2019	LIBOR + 2.75% to 3.10%		110,086	76,820		76,820	—	—
Lender 4 Repo 2	Dec 2018	Dec 2020	LIBOR + 2.00% to 3.25%		571,746	1,000,000	(e)	221,544	130,213	648,243
Lender 6 Repo 1	Aug 2020	N/A	LIBOR + 2.50% to 2.75%		724,164	600,000		475,555	—	124,445
Lender 6 Repo 2	Nov 2019	Nov 2020	GBP LIBOR + 2.75%		173,516	121,280		121,280	—	—
Lender 9 Repo 1	Dec 2017	Dec 2018	LIBOR + 1.65%		340,620	254,447		254,447	—	—
Lender 10 Repo 1	Mar 2020	Mar 2022	LIBOR + 2.00% to 2.75%		169,733	140,000		136,800	—	3,200
Lender 11 Repo 1	Jun 2019	Jun 2020	LIBOR + 2.75%		—	200,000		—	—	200,000
Lender 11 Repo 2	Sep 2018	Sep 2022	LIBOR + 2.25% to 2.75%		—	250,000		—	—	250,000
Lender 7 Secured Financing	Jul 2018	Jul 2019	LIBOR + 2.75%	(f)	46,800	650,000	(g)	—	—	650,000
Lender 8 Secured Financing	Aug 2019	N/A	LIBOR + 4.00%		30,147	75,000		18,226	—	56,774
Conduit Repo 2	Nov 2017	N/A	LIBOR + 2.25%		53,751	150,000		40,842	—	109,158
Conduit Repo 3	Feb 2018	N/A	LIBOR + 2.10%		136,254	150,000		103,678	—	46,322
Conduit Repo 4	Oct 2017	Oct 2020	LIBOR + 2.25%		—	100,000		—	—	100,000
MBS Repo 1	(h)	(h)	LIBOR + 1.90%		10,000	6,510		6,510	—	—
MBS Repo 2	Jun 2020	N/A	LIBOR/EURIBOR + 2.00% to 2.95%		261,066	191,184		191,184	—	—
MBS Repo 3	(i)	(i)	LIBOR + 1.32% to 1.95%		384,546	254,668		254,668	—	—
MBS Repo 4	(j)	N/A	LIBOR + 1.20% to 1.90%		179,384	225,000		2,000	98,226	124,774
Investing and Servicing Segment Property Mortgages	Feb 2018 to Jun 2026	N/A	Various		245,094	201,238		177,217	—	24,021
Ireland Portfolio Mortgage	May 2020	N/A	EURIBOR + 1.69%		491,298	344,525		344,525	—	—
Woodstar Portfolio Mortgages	Nov 2025 to Oct 2026	N/A	3.72% to 3.97%		369,519	276,748		276,748	—	—
Woodstar Portfolio Government Financing	Mar 2026 to Jun 2049	N/A	1.00% to 5.00%		308,805	133,967		133,967	—	—
Medical Office Portfolio Mortgages	Dec 2021 to Feb 2022	Dec 2023 to Feb 2024	LIBOR + 2.50%	(k)	741,304	527,124		497,613	—	29,511
Master Lease Portfolio Mortgages	Oct 2027	N/A	4.36% to 4.38%		471,762	265,900		265,900	—	—
Term Loan A	Dec 2020	Dec 2021	LIBOR + 2.25%	(f)	992,366	300,000		300,000	—	—
Revolving Secured Financing	Dec 2020	Dec 2021	LIBOR + 2.25%	(f)	—	100,000		—	100,000	—
FHLB	Feb 2021	N/A	LIBOR + 0.15% to 0.34%		338,956	250,000		250,000	—	—
					$9,035,494	$9,344,411		5,555,720	$353,439	$3,435,252
Unamortized net premium								2,579
Unamortized deferred financing costs								(43,604)
								$5,514,695

(a)	Subject to certain conditions as defined in the respective facility agreement.

(b)	Approved but undrawn capacity represents the total draw amount that has been approved by the lender related to those assets that have been pledged as collateral, less the drawn amount.

(c)	Unallocated financing amount represents the maximum facility size less the total draw capacity that has been approved by the lender.

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

(h)

Facility carries a rolling 11-month term which may reset monthly with the lender’s consent not to exceed December 2018.  This facility carries no maximum facility size.  Amount herein reflects the outstanding balance as of September 30, 2017.

(i)

Facility carries a rolling 12-month term which may reset monthly with the lender’s consent. Current maturity is September 2018. This facility carries no maximum facility size. Amount herein reflects the outstanding balance as of September 30, 2017.

(j)	The date that is 270 days after the buyer delivers notice to seller, subject to a maximum date of May 2018.

(k)	Subject to a 25 basis point floor.

As of September 30, 2017, Wells Fargo Bank, N.A. is our largest creditor through two repurchase facilities (Lender 1 Repo 1 facility and mortgage-backed securities (“MBS”) Repo 4 facility).

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

Variance between Average and Quarter-End Credit Facility Borrowings Outstanding

The following table compares the average amount outstanding under our secured financing agreements during each quarter and the amount outstanding as of the end of each quarter, together with an explanation of significant variances (amounts in thousands):

		Weighted-Average		Explanations
	Quarter-End	Balance During		for Significant
Quarter Ended	Balance	Quarter	Variance	Variances
December 31, 2016	4,197,218	4,073,485	123,733	(a)
March 31, 2017	4,456,347	4,154,497	301,850	(b)
June 30, 2017	4,788,996	4,591,428	197,568	(c)
September 30, 2017	5,555,720	5,020,575	535,145	(d)

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

(d)

Variance primarily due to the following: (i) $265.9 million drawn on the Master Lease Portfolio Mortgages; (ii) $265.3 million drawn on the Lender 6 Repo 1 facility throughout the quarter; and (iii) $250.0 million drawn on FHLB in July 2017.

Borrowings under Unsecured Senior Notes

During the three months ended September 30, 2017 and 2016, the weighted average effective borrowing rate on our unsecured senior notes was 5.6% and 5.7%, respectively.  During the nine months ended September 30, 2017 and 2016, the weighted average effective borrowing rate on our unsecured senior notes was 5.6% and 5.7%, respectively. The effective borrowing rate includes the effects of underwriter purchase discount and the adjustment for the conversion option on the convertible notes, the initial value of which reduced the balance of the notes.

Refer to Note 10 of our Condensed Consolidated Financial Statements for further disclosure regarding the terms of our unsecured senior notes.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities

The following scheduled and/or projected principal repayments on our investments were based upon the amounts outstanding and contractual terms of the financing facilities in effect as of September 30, 2017 (amounts in thousands):

	Scheduled Principal	Scheduled/Projected	Projected/Required	Scheduled Principal
	Repayments on Loans	Principal Repayments	Repayments of	Inflows Net of
	and HTM Securities	on RMBS and CMBS	Financing	Financing Outflows
Fourth Quarter 2017	$1,140,742	$41,295	$(1,207,607)	$(25,570)
First Quarter 2018	379,506	26,500	(731,374)	(325,368)
Second Quarter 2018	340,371	48,904	(241,849)	147,426
Third Quarter 2018	681,058	35,277	(275,477)	440,858
Total	$2,541,677	$151,976	$(2,456,307)	$237,346

In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

Issuances of Equity Securities

We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At September 30, 2017, we had 100,000,000 shares of preferred stock available for issuance and 239,200,262 shares of common stock available for issuance.

Other Potential Sources of Financing

In the future, we may also use other sources of financing to fund the acquisition of our target assets, including other secured as well as unsecured forms of borrowing and sale of certain investment securities which no longer meet our return requirements.

Repurchases of Equity Securities and Convertible Senior Notes

In September 2014, our board of directors authorized and announced the repurchase of up to $250.0 million of our outstanding common stock over a period of one year. Subsequent amendments to the repurchase program approved by our board of directors in December 2014, June 2015, January 2016 and February 2017 resulted in the program being (i) amended to increase maximum repurchases to $500.0 million, (ii) expanded to allow for the repurchase of our outstanding convertible senior notes under the program and (iii) extended through January 2019. Purchases made pursuant to the program are made in either the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are discretionary and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time.  During the nine months ended September 30, 2017, we repurchased $230.0 million aggregate principal amount of our 2018 Notes for $250.7 million, however, this repurchase was not considered part of the repurchase program and therefore does not reduce our available capacity for future repurchases under the repurchase program. During the nine months ended September 30, 2017, we did not repurchase any common stock under the repurchase program. As of September 30, 2017, we have $262.2 million of remaining capacity to repurchase common stock and/or convertible senior notes under the repurchase program.

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

The Company’s board of directors declared the following dividends during the nine months ended September 30, 2017:

Declare Date	Record Date	Payment Date	Amount	Frequency
8/9/17	9/29/17	10/13/17	$0.48	Quarterly
5/9/17	6/30/17	7/14/17	$0.48	Quarterly
2/23/17	3/31/17	4/14/17	$0.48	Quarterly

On November 8, 2017, our board of directors declared a dividend of $0.48 per share for the fourth quarter of 2017, which is payable on January 15, 2018 to common stockholders of record as of December 29, 2017.

Leverage Policies

Our strategies with regards to use of leverage have not changed significantly since December 31, 2016.  Refer to our Form 10-K for a description of our strategies regarding use of leverage.

Contractual Obligations and Commitments

Contractual obligations as of September 30, 2017 are as follows (amounts in thousands):

		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Secured financings (a)	$5,555,720	$434,166	$1,411,460	$1,312,237	$2,397,857
Unsecured senior notes	2,073,229	781,866	341,363	700,000	250,000
Secured borrowings on transferred loans (b)	75,000	—	75,000	—	—
Loan funding commitments (c)	1,282,952	633,146	628,186	21,620	—
Future lease commitments	28,895	6,425	11,726	4,236	6,508
Total	$9,015,796	$1,855,603	$2,467,735	$2,038,093	$2,654,365

(a)

Represents the contractual maturity of the respective credit facility, inclusive of available extension options.  If investments that have been pledged as collateral repay earlier than the contractual maturity of the debt, the related portion of the debt would likewise require earlier repayment.

(b)

These amounts relate to financial asset sales that were required to be accounted for as secured borrowings. As a result, the assets we sold remain on our consolidated balance sheet for financial reporting purposes. Such assets are expected to provide match funding for these liabilities.

(c)

Excludes $238.3 million of loan funding commitments in which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower either earlier than, or in excess of, expectations.

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

We seek to further manage credit risk associated with our Investing and Servicing Segment loans held-for-sale through the purchase of credit index instruments.  The following table presents our credit index instruments as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	Face Value of	Aggregate Notional Value of	Number of
	Loans Held-for-Sale	Credit Index Instruments	Credit Index Instruments
September 30, 2017	$192,705	$59,000	10
December 31, 2016	$63,065	$14,000	4

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations such as repurchase agreements, bank credit facilities, term loans, revolving facilities and securitizations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we mitigate such interest rate risk through the utilization of interest rate derivatives of the same duration. The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of September 30, 2017 and December 31, 2016 (dollars in thousands):

		Aggregate Notional
	Face Value of	Value of Interest	Number of Interest
	Hedged Instruments	Rate Derivatives	Rate Derivatives
Instrument hedged as of September 30, 2017
Loans held-for-sale	$192,705	$163,490	24
RMBS, available-for-sale	379,432	69,000	2
Secured financing agreements	1,051,497	1,038,859	18
	$1,623,634	$1,271,349	44
Instrument hedged as of December 31, 2016
Loans held-for-investment	$8,000	$8,000	1
Loans held-for-sale	63,065	50,900	18
RMBS, available-for-sale	399,883	69,000	2
Secured financing agreements	1,011,067	1,003,064	18
	$1,482,015	$1,130,964	39

The following table summarizes the estimated annual change in net investment income for our LIBOR-based investments and our LIBOR-based debt assuming increases or decreases in LIBOR and adjusted for the effects of our interest rate hedging activities (amounts in thousands, except per share data):

	Variable-rate
	investments and	3.0%	2.0%	1.0%	1.0%
Income (Expense) Subject to Interest Rate Sensitivity	indebtedness (1)	Increase	Increase	Increase	Decrease (2)
Investment income from variable-rate investments	$6,341,167	$184,401	$122,181	$59,962	$(41,292)
Interest expense from variable-rate debt, net of interest rate derivatives	(3,515,498)	(112,112)	(76,615)	(39,534)	39,504
Net investment income from variable rate instruments	$2,825,669	$72,289	$45,566	$20,428	$(1,788)
Impact per diluted shares outstanding		$0.27	$0.17	$0.08	$(0.01)

(1)	Includes the notional value of interest rate derivatives.

(2)	Assumes LIBOR does not go below 0%.

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

The following table represents our current currency hedge exposure as it relates to our investments denominated in foreign currencies, along with the aggregate notional amount of the hedges in place (amounts in thousands except for number of contracts, using the September 30, 2017 GBP closing rate of 1.3396 and Euro (“EUR”) closing rate of 1.1816):

Carrying Value of Net Investment	Local Currency	Number of Foreign Exchange Contracts		Aggregate Notional Value of Hedges Applied	Expiration Range of Contracts
$220,657	GBP	34		$227,339	January 2018 – February 2018
37,324	GBP	73		40,750	October 2017 – June 2019
30,133	EUR	5		35,901	December 2017 – December 2018
1,115	EUR	1		1,992	April 2018
20,145	EUR	5		23,922	November 2017 – November 2018
52,237	GBP	13		70,591	November 2017 – July 2020
695	GBP	1		1,206	March 2018
146,773	EUR	33	(1)	273,048	December 2017 – June 2020
13,530	GBP	8		13,667	October 2017 – April 2019
$522,609		173		$688,416

(1)	These foreign exchange contracts hedge our EUR currency exposure created by our acquisition of the Ireland Portfolio.

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

Changes in Internal Control Over Financial Reporting.  No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Sources of Financing

Amendments to the Federal Home Loan Bank (“FHLB”) membership regulations could adversely affect us.

In July 2017, we acquired a captive insurance company that is a member of the FHLB of Chicago (the “FHLBC”).  Our subsidiary’s membership in the FHLBC provides us with access to attractive long-term collateralized financing for residential mortgage loans.  As of September 30, 2017, our subsidiary had $250.0 million of borrowings from the FHLBC to finance its portfolio of residential mortgage loans.  In January 2016, the Federal Housing Finance Agency (“FHFA”) amended its regulations governing FHLB membership, providing that captive insurance companies will no longer be eligible for membership in the FHLB system.  Our subsidiary was admitted as a member of the FHLBC prior to September 2014 and, as a result, is eligible under the amended regulations to remain a member through February 2021.  There can be no assurance that, following the termination of our subsidiary’s membership in the FHLBC in February 2021, we will be able to replace the borrowing capacity provided by the FHLBC on terms as favorable as those received from such institution or at all, which could adversely affect us.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of securities during the three months ended September 30, 2017.

Issuer Purchases of Equity Securities

There were no purchases of common stock during the three months ended September 30, 2017.

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

STARWOOD PROPERTY TRUST, INC.

Date: November 8, 2017	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: November 8, 2017	By:	/s/ RINA PANIRY
Rina Paniry Chief Financial Officer, Treasurer, Chief Accounting Officer and Principal Financial Officer