Form 10-K
period 2017-12-31
STARWOOD PROPERTY TRUST, INC.
filed 2018-02-28
CIK 1465128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

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

As of June 30, 2017, the aggregate market value of the voting stock held by non‑affiliates was $5,688,136,019 based on the reported last sale price of our common stock on June 30, 2017. Shares of our common stock held by affiliates, which includes officers and directors of the registrant, have been excluded from this calculation. This calculation does not reflect a determination that persons are affiliates for any other purposes.

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of February 21, 2018 was 261,382,135.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated By Reference: The information required by Part III of this Form 10‑K, to the extent not set forth herein or by amendment, is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or prior to April 30, 2018.

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

PART I

Item 1.  Business.

The following description of our business should be read in conjunction with the information included elsewhere in this Annual Report on Form 10‑K for the year ended December 31, 2017. This discussion contains forward‑looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward‑looking statements due to the factors set forth in “Risk Factors” and elsewhere in this Annual Report on Form 10‑K. References in this Annual Report on Form 10‑K to “we,” “our,” “us,” or the “Company” refer to Starwood Property Trust, Inc. and its subsidiaries.

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

We have three reportable business segments as of December 31, 2017:

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

On January 31, 2014, we completed the spin‑off of our former single family residential (“SFR”) segment to our stockholders.

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
•

utilizing the skills, expertise, and contacts developed by our Manager over the past 20 plus years as one of the premier global real estate investment managers to (i) correctly anticipate trends and identify attractive risk‑adjusted investment opportunities in U.S. and European real estate markets; and (ii) expand and diversify our presence in various asset classes, including:

•	origination and acquisition of residential mortgage loans, including residential mortgage loans sometimes referred to as “non-qualified mortgages” or “non-QMs”; and
•	origination and acquisition of corporate and asset-backed loans; and

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

We have also invested in the following real estate-related investments:

•

Net leases:  commercial properties subject to net leases, which leases typically have longer terms than gross leases, require tenants to pay substantially all of the operating costs associated with the properties and often have contractually specified rent increases throughout their terms

In addition, we may invest in the following real estate-related investments:

•	Agency RMBS: RMBS for which a U.S. government agency or a federally chartered corporation guarantees payments of principal and interest on the securities.

Business Segments

We currently operate our business in three reportable segments: the Lending Segment, the Investing and Servicing Segment and the Property Segment. Refer to Note 23 to the Consolidated Financial Statements for our results of operations and financial position by business segment.

Lending Segment

The following table sets forth the amount of each category of investments we owned across various property types within our Lending Segment as of December 31, 2017 and 2016 (dollars in thousands):

						Unlevered
	Face	Carrying	Asset Specific	Net		Return on
	Amount	Value	Financing	Investment	Vintage	Asset
December 31, 2017
First mortgages (1)	$5,839,827	$5,815,008	$2,636,881	$3,178,127	1989-2017	6.7%
Subordinated mortgages	177,386	177,115	—	177,115	1998-2014	11.8%
Mezzanine loans (1)	545,355	545,299	—	545,299	2005-2017	11.5%
Other loans	29,320	25,607	—	25,607	1999-2017	12.5%
Loans held-for-sale, fair value option, residential	594,105	613,287	444,539	168,748	2013-2017	6.0%
Loans transferred as secured borrowings	75,000	74,403	74,185	218	N/A
Loan loss allowance	—	(4,330)	—	(4,330)	N/A
RMBS	366,711	247,021	117,534	129,487	2003-2007	10.0%
HTM securities (2)	437,531	433,468	267,533	165,935	2013-2017	5.8%
Equity security	12,350	13,523	—	13,523	N/A
Investments in unconsolidated entities	N/A	45,028	—	45,028	N/A
	$8,077,585	$7,985,429	$3,540,672	$4,444,757

December 31, 2016
First mortgages (1)	$4,861,214	$4,845,552	$1,910,078	$2,935,474	1989-2016	6.4%
Subordinated mortgages	293,925	278,032	4,021	274,011	1998-2015	11.5%
Mezzanine loans (1)	714,608	713,757	—	713,757	2006-2016	10.7%
Loans transferred as secured borrowings	35,000	35,000	35,000	—	N/A
Loan loss allowance	—	(9,788)	—	(9,788)	N/A
RMBS	399,883	253,915	38,832	215,083	2003-2007	10.3%
HTM securities (2)	515,027	509,980	305,531	204,449	2013-2015	6.0%
Equity security	11,275	12,177	—	12,177	N/A
Investments in unconsolidated entities	N/A	30,874	—	30,874	N/A
	$6,830,932	$6,669,499	$2,293,462	$4,376,037

(1)

First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.  The application of this methodology resulted in mezzanine loans with carrying values of $851.1 million and $964.1 million being classified as first mortgages as of December 31, 2017 and 2016, respectively.

(2)	CMBS held-to-maturity (“HTM”) and mandatorily redeemable preferred equity interests in commercial real estate entities.

As of December 31, 2017 and 2016, our Lending Segment’s investment portfolio, excluding loans held-for-sale, RMBS and other investments, had the following characteristics based on carrying values:

	As of December 31,
Collateral Property Type	2017	2016
Office	37.0%	35.8%
Mixed Use	20.9%	15.1%
Hospitality	19.1%	22.9%
Multi-family	11.6%	15.3%
Retail	7.3%	7.0%
Residential	2.5%	1.9%
Industrial	1.6%	2.0%
	100.0%	100.0%

	As of December 31,
Geographic Location	2017	2016
North East	31.5%	37.7%
West	21.6%	21.5%
South West	12.1%	8.9%
South East	12.6%	11.6%
International	12.4%	9.5%
Midwest	5.1%	7.3%
Mid Atlantic	4.7%	3.5%
	100.0%	100.0%

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

The weighted average coupon for first mortgages and mezzanine loans held-for-investment originated and acquired by the Lending Segment during the year ended December 31, 2017 was 6.4% and 13.7%, respectively.  The following table summarizes the activity in the Lending Segment’s loan portfolio and the associated changes in future funding commitments associated with these loans during the year ended December 31, 2017 (amounts in thousands):

	Carrying	Future Funding
	Value	Commitments
Balance at January 1, 2017	$5,862,553	$1,359,443
Acquisitions/originations	3,197,024	1,430,090
Additional funding and expired commitments	716,413	(742,476)
Capitalized interest (1)	74,339	—
Basis of loans sold	(52,667)	(318,002)
Loan maturities/principal repayments	(2,641,338)	(163,676)
Discount accretion/premium amortization	39,084	—
Change in fair value	2,324	—
Unrealized foreign currency translation gain	42,356	13,309
Change in loan loss allowance, net	5,458	—
Transfer to/from other asset classifications	843	—
Balance at December 31, 2017	$7,246,389	$1,578,688

(1)	Represents accrued interest income on loans whose terms do not require current payment of interest.

As of December 31, 2017, the Lending Segment’s loans held‑for‑investment and HTM securities had a weighted‑average maturity of 1.9 years, inclusive of extension options that management believes are probable of exercise. The table below shows the carrying value expected to mature annually for our loans held‑for‑investment and HTM securities (amounts in thousands, except number of investments maturing).

	Number of
	Investments	Carrying
Year of Maturity	Maturing (1)	Value (1)	% of Total
2018	115	$2,094,620	29.9%
2019	62	1,710,005	24.4%
2020	69	2,179,743	31.2%
2021	18	661,598	9.5%
2022	3	29,450	0.4%
2023	4	54,580	0.8%
2024	17	225,179	3.2%
2025	1	41,322	0.6%
2026	—	—	—%
2027 and thereafter	—	—	—%
Total	289	$6,996,497	100.0%

(1)	Excludes loans held-for-sale, loans transferred as secured borrowings, RMBS, equity security and investments in unconsolidated entities. Carrying value also excludes loan loss allowance.

Property Segment

The following table sets forth the amount of each category of investments, which are comprised of properties, intangible lease assets and liabilities and our equity investment in four regional shopping malls (the “Retail Fund”) held within our Property Segment as of December 31, 2017 and 2016 (amounts in thousands):

	As of December 31,
	2017	2016
Properties, net	$2,364,806	$1,667,108
Lease intangibles, net	111,631	122,124
Investment in unconsolidated entities	110,704	124,977
	$2,587,141	$1,914,209

The following table sets forth our net investment and other information regarding the Property Segment’s properties and intangible lease assets and liabilities as of December 31, 2017 (dollars in thousands):

		Asset			Weighted Average
	Carrying	Specific	Net	Occupancy	Remaining
	Value	Financing	Investment	Rate	Lease Term
Office—Medical Office Portfolio	$759,912	$488,595	$271,317	93.6%	6.1 years
Office—Ireland Portfolio	524,654	334,795	189,859	99.4%	10.6 years
Multi-family residential—Ireland Portfolio	18,935	12,213	6,722	100.0%	0.3 years
Multi-family residential—Woodstar Portfolio	616,609	409,139	207,470	98.5%	0.5 years
Multi-family residential—DownREIT Portfolio	146,379	115,343	31,036	99.4%	0.6 years
Retail—Master Lease Portfolio	425,108	191,686	233,422	100.0%	24.3 years
Industrial—Master Lease Portfolio	128,109	70,114	57,995	100.0%	24.3 years
Subtotal—undepreciated carrying value	2,619,706	1,621,885	997,821
Accumulated depreciation and amortization	(143,269)	—	(143,269)
Net carrying value	$2,476,437	$1,621,885	$854,552

As of December 31, 2017 and 2016, our Property Segment’s investment portfolio had the following geographic characteristics based on carrying values:

	As of December 31,
Geographic Location	2017	2016
Ireland	20.1%	25.2%
U.S. Regions:
South East	38.4%	39.7%
Midwest	12.2%	6.2%
South West	9.4%	8.7%
West	9.2%	7.2%
North East	8.8%	13.0%
Mid-Atlantic	1.9%	—%
	100.0%	100.0%

Refer to Schedule III included in Item 8 of this Annual Report on Form 10‑K for a detailed listing of the properties held by the Company, including their respective geographic locations.

Investing and Servicing Segment

The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of December 31, 2017 and 2016 (amounts in thousands):

				Asset
	Face	Carrying		Specific	Net
	Amount	Value		Financing	Investment
December 31, 2017
CMBS, fair value option	$4,131,687	$1,024,143	(1)	$145,456	$878,687
Intangible assets - servicing rights	N/A	59,005	(2)	—	59,005
Lease intangibles, net	N/A	31,000		—	31,000
Loans held-for-sale, fair value option, commercial	132,393	132,456		66,377	66,079
Loans held-for-investment	3,796	3,796		—	3,796
Investment in unconsolidated entities	N/A	50,759		—	50,759
Properties, net	N/A	282,675		199,693	82,982
	$4,267,876	$1,583,834		$411,526	$1,172,308
December 31, 2016
CMBS, fair value option	$4,459,655	$990,570	(1)	$206,651	$783,919
Intangible assets - servicing rights	N/A	89,320	(2)	—	89,320
Lease intangibles, net	N/A	29,676		—	29,676
Loans held-for-sale, fair value option	63,065	63,279		33,131	30,148
Loans held-for-investment	20,442	20,442		—	20,442
Investment in unconsolidated entities	N/A	56,376		—	56,376
Properties, net	N/A	277,612		186,901	90,711
	$4,543,162	$1,527,275		$426,683	$1,100,592

(1)	Includes $1.0 billion and $959.0 million of CMBS reflected in “VIE liabilities” in accordance with Accounting Standards Codification (“ASC”) 810 as of December 31, 2017 and 2016, respectively.

(2)	Includes $28.2 million and $34.2 million of servicing rights intangibles reflected in “VIE assets” in accordance with ASC 810 as of December 31, 2017 and 2016, respectively.

As of December 31, 2017, the Investing and Servicing Segment’s CMBS had a weighted‑average expected maturity of 6.7 years. The table below shows the CMBS carrying value expected to mature annually (amounts in thousands, except number of investments maturing).

	Number of
	Investments	Carrying
Year of Maturity	Maturing	Value	% of Total
2018	117	$72,036	7.1%
2019	24	37,054	3.6%
2020	6	25,930	2.5%
2021	5	10,652	1.1%
2022	2	4,865	0.5%
2023	27	129,472	12.6%
2024	31	125,151	12.2%
2025	52	148,444	14.5%
2026	80	202,881	19.8%
2027 and thereafter	101	267,658	26.1%
Total	445	$1,024,143	100.0%

Our REIS Equity Portfolio, as defined in Note 3 to the Consolidated Financial Statements, had the following characteristics based on carrying values of $292.8 million and $283.5 million as of December 31, 2017 and 2016, respectively:

	As of December 31,
Property Type	2017	2016
Office	38.5%	23.9%
Retail	37.5%	45.8%
Multi-family	12.5%	18.1%
Mixed Use	7.0%	7.5%
Self-storage	4.5%	4.7%
	100.0%	100.0%

	As of December 31,
Geographic Location	2017	2016
South East	46.3%	51.0%
North East	14.0%	17.3%
South West	12.5%	7.0%
West	10.8%	7.3%
Mid Atlantic	8.9%	9.4%
Midwest	7.5%	8.0%
	100.0%	100.0%

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

Our Manager draws upon the experience and expertise of Starwood Capital Group’s team of professionals and support personnel operating in eleven cities across five countries. Our Manager also benefits from Starwood Capital Group’s dedicated asset management group operating in offices located in the U.S. and abroad. We also benefit from Starwood Capital Group’s portfolio management, finance and administration functions, which address legal, compliance, investor relations and operational matters, asset valuation, risk management and information technologies in connection with the performance of our Manager’s duties.

Employees

As of December 31, 2017, the Company had 312 full‑time employees, the majority of which are real estate professionals located throughout the U.S.

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

Our Manager and executive officers may have conflicts between their duties to us and their duties to, and interests in, Starwood Capital Group and its other investment funds. From time to time, one or more private investment funds sponsored by Starwood Capital Group (collectively, “Starwood Private Real Estate Funds”) may be subject to exclusivity provisions that require all or a portion of investment opportunities related to real estate to be allocated to such Starwood Private Real Estate Funds rather than to us.  Subject to the co-investment and allocation agreement as described in the next paragraph, there can be no assurance that future Starwood Private Real Estate Funds would not be subject to such exclusivity requirements and, as a result, acquire investment opportunities that would otherwise be allocated to us. Our independent directors do not approve each co-investment made by the Starwood Private Real Estate Fund and us unless the amount of capital we invest in the proposed co-investment otherwise requires the review and approval of our independent directors pursuant to our investment guidelines. Pursuant to the exclusivity provisions of the Starwood Private Real Estate Fund, our investment strategy may not include either (i) equity interests in real estate or (ii) “near-to-medium-term loan to own” investments, in each case (of both (i) and (ii)) if such investments are expected, at the time such investment is made, to produce an internal rate of return (“IRR”) within the target return threshold specified in the governing documents of one or more Starwood Private Real Estate Funds. Therefore, our board of directors does not have the flexibility to expand our investment strategy to include equity interests in real estate or “near term loan to own” investments with such an IRR expectation.

Our Manager, Starwood Capital Group and their respective affiliates may sponsor or manage a U.S. publicly traded investment vehicle that invests generally in real estate assets but not primarily in our “target assets” (as defined in our co-investment and allocation agreement) (a “potential competing vehicle”). Our Manager and Starwood Capital Group have also agreed in our co-investment and allocation agreement that for so long as the management agreement is in effect and our Manager and Starwood Capital Group are under common control, no entity controlled by Starwood Capital Group will sponsor or manage a potential competing vehicle or private or foreign competing vehicle unless

Starwood Capital Group adopts a policy that either (i) provides for the fair and equitable allocation of investment opportunities in our “target assets” (as defined in our co-investment and allocation agreement) among all such vehicles and us or (ii) provides us the right to co‑invest with respect to any “target assets” (as defined in our co-investment and allocation agreement) with such vehicles, in each case subject to the suitability of each investment opportunity for the particular vehicle and us and each such vehicle’s and our availability of cash for investment. To the extent that there is overlap between our investment program and that of a Starwood Private Real Estate Fund, a fair and equitable allocation policy may involve a co-investment between us and such Starwood Private Real Estate Fund or a chronological rotation between us and such Starwood Private Real Estate Fund.

Although Starwood Capital Group has adopted such an investment allocation policy, Starwood Capital Group has some discretion as to how investment opportunities are allocated. As a result, we may either not be presented with the opportunity to participate in these investments or may be limited in our ability to invest.

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

Our financing sources currently include our credit agreements, our master repurchase agreements, our convertible senior notes, our senior notes, our mortgage debt on certain investment properties and common stock and debt offerings. Subject to market conditions and availability, we may seek additional sources of financing in the form of bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities, structured financing arrangements, public and private equity and debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements.

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

We currently have a significant amount of indebtedness outstanding.  As of December 31, 2017, our total consolidated indebtedness was approximately $8.0 billion (excluding accounts payable, accrued expenses, other liabilities, VIE liabilities and unfunded commitments). Our outstanding indebtedness currently includes our credit agreements, our repurchase agreements, our convertible senior notes, our senior notes and mortgage debt on certain investment properties. Subject to market conditions and availability, we may incur additional debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities, structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. Our governing documents contain no limitation on the amount of debt we may incur. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. However, under our current repurchase agreements and bank credit facilities, our total leverage may not exceed 75% of total assets (as defined therein), as adjusted to remove the impact of bona‑fide loan sales that are accounted for as financings and the consolidation of VIEs pursuant to GAAP. Moreover, the respective indentures governing our senior notes contain covenants that, subject to a number of exceptions and adjustments, among other things,   limit our ability to incur additional indebtedness and  require that we maintain total unencumbered assets (as defined therein) of not less than 120% of the aggregate principal amount of our outstanding unsecured indebtedness (as defined therein).  In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt subjects us to many risks that, if realized, would materially and adversely affect us, including the risk that:

•our cash flow from operations may be insufficient to make required payments of principal of and interest on the debt or we may fail to comply with all of the other covenants contained in the debt, which is likely to result in (i) acceleration of such debt (and any other debt containing a cross‑default or cross‑acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all, (ii) our inability to borrow unused amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements, and/or (iii) the loss of some or all of our assets to foreclosure or sale;

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

We are subject to various restrictive covenants contained in our existing financing arrangements and may become subject to additional covenants in connection with future financings. Our credit agreements contain covenants that restrict our ability to incur additional debt or liens, make certain investments or acquisitions, merge, consolidate or transfer or dispose of substantially all of our assets or otherwise dispose of property and assets, pay dividends and make certain other restricted payments, change the nature of our business, or enter into transactions with affiliates. Our credit agreements, as well as our master repurchase agreements, each requires us to maintain compliance with various financial covenants, including a minimum tangible net worth and cash liquidity, and specified financial ratios, such as total debt to total assets and EBITDA to fixed charges. In addition, the respective indentures governing our respective senior notes contain covenants that, subject to a number of exceptions, adjustments and, in certain circumstances, termination provisions, among other things: limit our ability to incur additional indebtedness; require that we maintain total unencumbered assets (as defined therein) of not less than 120% of the aggregate principal amount of our outstanding unsecured indebtedness (as defined therein); and impose certain requirements in order for us to merge or consolidate with another person.

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

As of December 31, 2017, we had $1.0 billion in principal amount of convertible senior notes outstanding. If a fundamental change within the meaning of our outstanding convertible senior notes occurs, holders of those notes will have the right to require us to purchase for cash any or all of their notes. The fundamental change purchase price will equal 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest thereon. In addition, upon conversion of the convertible senior notes, we will be required to make cash payments in respect of the notes being converted, unless we elect to settle the conversion entirely in shares of our common stock. However, we may not have sufficient funds at the time we are required to purchase the notes surrendered therefor or to make cash payments on the notes being converted, and we may not be able to arrange necessary financing on acceptable terms. If we were unable to raise necessary funding on acceptable terms, our operating results and financial position could be negatively impacted if we were required to repurchase the notes or to pay cash upon conversion.

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

Our commercial construction lending may expose us to increased lending risks. At December 31, 2017, our loan portfolio consisted of $1.0 billion of commercial real estate construction loans. Construction loans generally expose a lender to greater risk of non‑payment and loss than permanent commercial mortgage loans because repayment of the loans often depends on the borrower’s ability to secure permanent “take‑out” financing, which requires the successful completion of construction and stabilization of the project, or operation of the property with an income stream sufficient to meet operating expenses, including debt service on such replacement financing. For construction loans, increased risks include the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction—all of which may be affected by unanticipated construction delays and cost over‑runs. Such loans typically involve an expectation that the borrower’s sponsors will contribute sufficient equity funds in order to keep the loan “in balance,” and the sponsors’ failure or inability to meet this obligation could result in delays in construction or an inability to complete construction. Commercial construction loans also expose the lender to additional risks of contractor non‑performance, or borrower disputes with contractors resulting in mechanic’s or materialmen’s liens on the property and possible further delay in construction. In addition, since such loans generally entail greater risk than mortgage loans on income producing property, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with such loans. Further, as the lender under a construction loan, we may be obligated to fund all or a significant portion of the loan at one or more future dates. We may not have the funds available at such future date(s) to meet our funding obligations under the loan. In that event, we would likely be in breach of the loan unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. In addition, many of our construction loans have multiple lenders and if another lender fails to fund we could be faced with the choice of either funding for that defaulting lender or suffering a delay or protracted interruption in the progress of construction.

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

We generally receive principal payments that are made on our mortgage assets, including residential mortgage loans underlying the agency RMBS or the non‑agency RMBS that we acquire. When borrowers prepay their mortgage loans faster than expected, it results in prepayments that are faster than expected. Faster than expected prepayments could adversely affect our profitability and our ability to recoup our cost of certain investments purchased at a premium over par value, including in the following ways:

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

Conditions in Europe and the pending departure of the United Kingdom from the European Union, the exit of any other member state or the break-up of the European Union entirely, would create uncertainty and could affect our investments directly.

We currently hold, and may acquire additional, investments that are denominated in Pounds Sterling (“GBP”) and EURs (including loans secured by assets located in the United Kingdom or Europe), as well as equity interests in real estate properties located in Europe.  European financial markets have experienced volatility and have been adversely affected by concerns about rising government debt levels, credit rating downgrades, and possible default on or restructuring of government debt. These events have caused bond yield spreads (the cost of borrowing debt in the capital markets) and credit default spreads (the cost of purchasing credit protection) to increase, most notably in relation to certain Eurozone countries. The governments of several member countries of the European Union have experienced large public budget deficits, which have adversely affected the sovereign debt issued by those countries and may ultimately lead to declines in the value of the Euro.

In addition, following a national referendum in June 2016, the United Kingdom formally notified the European Council in March 2017 of its intention to withdraw from the European Union (commonly referred to as “Brexit”).  Negotiations have commenced to determine the future terms of the United Kingdom’s relationship with the European Union, including, among other things, the terms of trade between the United Kingdom and the European Union. However, the terms of any agreement governing the future relationship between the United Kingdom and the European Union, as well as the legal and economic consequences of those terms, remain unclear. This continues to create significant volatility in the global financial markets and has adversely affected markets in the United Kingdom in particular.  Brexit is likely to continue to adversely affect the United Kingdom, European and worldwide economic and market conditions and could contribute to greater instability in global financial and foreign exchange markets before and after the terms of the United Kingdom’s future relationships with the European Union are settled. Further, financial and other markets may suffer losses as a result of other countries determining to withdraw from the European Union or from any future significant changes to the European Union’s structure and/or regulations or the break-up of the European Union entirely. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate.

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

We own, and may acquire additional, equity interests in properties relating to the healthcare industry. The economic performance and value of these properties and of some or all of the tenants/operators of such properties could be adversely affected by many factors that are generally applicable to properties relating to the healthcare industry, including the following:

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

•

we may not have exclusive control over the investment or the joint venture, which may prevent us from taking actions that are in our best interest and could create the potential risk of creating impasses on decisions, such as with respect to acquisitions or dispositions;

•	joint venture agreements often restrict the transfer of a partner’s interest or may otherwise restrict our ability to sell the interest when we desire and/or on advantageous terms;
•

joint venture agreements may contain buy-sell provisions pursuant to which one partner may initiate procedures requiring the other partner to choose between buying the other partner’s interest or selling its interest to that partner;

•	a partner may, at any time, have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals;
•

a partner may be in a position to take action contrary to our instructions, requests, policies or objectives, including our policy with respect to maintaining our qualification as a REIT and our exemption from registration under the Investment Company Act;

•

a partner may fail to fund its share of required capital contributions or may become bankrupt, which may mean that we and any other remaining partners generally would remain liable for the joint venture’s liabilities;

•

our relationships with our partners are contractual in nature and may be terminated or dissolved under the terms of the applicable joint venture agreements and, in such event, we may not continue to own or operate the interests or investments underlying such relationship or may need to purchase such interests or investments at a premium to the market price to continue ownership;

•

disputes between us and a partner may result in litigation or arbitration that could increase our expenses and prevent our Manager and our officers and directors from focusing their time and efforts on our business and could result in subjecting the investments owned by the joint venture to additional risk; or

•

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

Risks Related to Our Investing and Servicing Segment

The business activities of our Investing and Servicing Segment, particularly our special servicing business, expose us to certain risks.

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

If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax and applicable state and local taxes, on our taxable income at regular corporate rates, and distributions made to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

Ordinary dividends payable by REITs do not qualify for the reduced tax rates available for some corporate dividends.

The maximum tax rate applicable to “qualified dividends” payable by regular United States corporations to domestic stockholders that are individuals, trusts or estates is currently 20%. Dividends payable by REITs generally are not eligible for that reduced rate. However, pursuant to the recently enacted Tax Cuts and Jobs Act, such domestic stockholders may generally be allowed to deduct from their taxable income one-fifth of the ordinary dividends payable to them by REITs for taxable years beginning after December 31, 2017 and before January 1, 2026.  This would amount to a reduction in the effective tax rate on REIT dividends as compared to prior law.

However, the more favorable rates that will nevertheless continue to apply to regular corporate qualified dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive as a federal income tax matter than investments in the stocks of non‑REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including ours.

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

From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue income from mortgage loans, MBS, and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable U.S. Treasury regulations, the modified debt may be considered to have been reissued to us at a gain in a debt‑for‑debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification.  In addition, pursuant to the Tax Cuts and Jobs Act, we generally will be required to recognize certain amounts in income no later than the time such amounts are reflected on our financial statements filed with the SEC. The application of this rule may require the accrual of income with respect to mortgage loans, MBS, and other types of debt securities or interests in debt securities held by us, such as original issue discount or market discount, earlier than would be the case under other provisions of the Code, although the precise application of this rule to our business is unclear at this time in various respects.

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

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of MBS. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

We may acquire debt instruments in the secondary market for less than their face amount. The discount at which such debt instruments are acquired may reflect doubts about their ultimate collectability rather than current market interest rates. The amount of such discount will nevertheless generally be treated as “market discount” for U.S. federal income tax purposes. Under the rules applicable in reporting market discount as income, such market discount may have to be included in income as if the debt instruments were assured of being collected in full.  If we ultimately collect less on the debt instruments than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions. In addition, we may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under applicable U.S. Treasury regulations, the modified debt may be considered to have been reissued to us at a gain in a debt‑for‑debt exchange with the borrower. In that event, we may be required to recognize taxable gain to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt, even if the value of the debt or the payment expectations have not changed.

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

The tax on prohibited transactions may limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, which would be treated as sales for U.S. federal income tax purposes.

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

In connection with U.S. federal income tax audits of partnerships (such as certain of our subsidiaries) and the collection of any tax resulting from any such audits or other tax proceedings, generally for taxable years beginning after December 31, 2017, the partnership itself may be liable for a hypothetical increase in partner-level taxes (including interest and penalties) resulting from an adjustment of partnership tax items on audit, regardless of changes in the composition of the partners (or their relative ownership) between the year under audit and the year of the adjustment.  The rules also include an elective alternative method under which the additional taxes resulting from the adjustment are assessed from the affected partners, subject to a higher rate of interest than otherwise would apply.  Although proposed regulations have been issued and address some aspects of these rules, questions remain as to how they will apply.  However, these rules could increase the U.S. federal income tax, interest, and/or penalties economically borne by us in the event of a U.S. federal income tax audit of a subsidiary partnership in comparison to prior law.

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

In addition, the recently enacted Tax Cuts and Jobs Act makes substantial changes to the Code. Among those changes are a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to “sunset” provisions, the elimination or modification of various currently allowed deductions (including additional limitations on the deductibility of business interest and substantial limitation of the deduction for personal, state and local taxes imposed on individuals), and preferential taxation of income (including REIT dividends) derived by non-corporate taxpayers from “pass-through” entities. The Tax Cuts and Jobs Act also imposes certain additional limitations on the deduction of net operating losses, which may in the future cause us to make distributions that will be taxable to our stockholders to the extent of our current or accumulated earnings and profits in order to comply with the annual REIT distribution requirements. Finally, the Tax Cuts and Jobs Act also makes significant changes in the international tax rules, which may require corporations to include in their taxable income, and to distribute, pre-2018 earnings of certain foreign subsidiaries, which earnings have previously been deferred from taxation in the United States.  The effect of these, and the many other, changes made in the Tax Cuts and Jobs Act is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common stock and their indirect effect on the value of our assets. Furthermore, many of the provisions of the Tax Cuts and Jobs Act will require guidance through the issuance of U.S. Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. It is also likely that there will be technical corrections legislation proposed with respect to the Tax Cuts and Jobs Act, the timing and effect of which cannot be predicted and may be adverse to us or our stockholders.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company occupies office space in Greenwich, CT; Miami Beach, FL; San Francisco, CA; New York, NY; Atlanta, GA; Los Angeles, CA and Charlotte, NC. Our headquarters is located in Greenwich, CT in office space leased by our Manager. Refer to Schedule III included in Item 8 of this Annual Report on Form 10‑K for a listing of investment properties owned as of December 31, 2017.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividends

The Company’s common stock has been listed on the NYSE and is traded under the symbol “STWD” since its IPO in August 2009. The table below sets forth the quarterly high and low prices for our common stock as reported by the NYSE, and dividends made by the Company to holders of the Company’s common stock for each quarter for the years ended December 31, 2017 and 2016.

2017	High	Low	Dividend
First quarter	$23.00	$21.85	$0.48
Second quarter	$23.01	$21.46	$0.48
Third quarter	$22.67	$21.53	$0.48
Fourth quarter	$21.98	$21.24	$0.48

2016	High	Low	Dividend
First quarter	$20.95	$16.69	$0.48
Second quarter	$21.19	$18.27	$0.48
Third quarter	$23.46	$20.25	$0.48
Fourth quarter	$22.92	$21.11	$0.48

On February 28, 2018, our board of directors declared a dividend of $0.48 per share for the first quarter of 2018, which is payable on April 13, 2018 to common stockholders of record as of March 30, 2018.

On February 21, 2018, the closing price of our common stock, as reported by the NYSE, was $19.96 per share.

We intend to make regular quarterly distributions to holders of our common stock and distribution equivalents to holders of restricted stock units which are settled in shares of common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We generally intend over time to pay quarterly distributions in an amount at least equal to our taxable income.

Holders

As of February 21, 2018, there were 245 holders of record of the Company’s 261,382,135 shares of common stock outstanding. One of the holders of record is Cede & Co., which holds shares as nominee for The Depository Trust Company which itself holds shares on behalf of other beneficial owners of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is set forth under Item 12 of this Annual Report on Form 10‑K and is incorporated herein by reference.

Stock Performance Graph

CUMULATIVE TOTAL RETURN

Based upon initial investment of $100 on December 31, 2012(1)

	Starwood Property		Bloomberg REIT
	Trust	S&P © 500	Mortgage Index
12/31/2012	$100.00	$100.00	$100.00
12/31/2013	$129.34	$132.39	$97.65
12/31/2014	$146.04	$150.51	$116.63
12/31/2015	$141.05	$152.59	$105.09
12/31/2016	$164.91	$170.84	$128.50
12/31/2017	$174.89	$208.14	$154.54

(1)	Dividend reinvestment is assumed.

Sales of Unregistered Equity Securities

On December 28, 2017, certain third parties (the “Contributors”) contributed properties to SPT Dolphin Intermediate LLC (“SPT Dolphin”), a newly-formed subsidiary of the Company, as the first phase of its acquisition of the DownREIT Portfolio, as described further in Note 3 to the Consolidated Financial Statements.  Among other consideration, the Contributors (the “Class A Unitholders”) received 2,779,774 Class A units of SPT Dolphin (the “Class A Units”) and rights to receive an additional 498,921 Class A Units if certain contingent events occur.

The Class A Unitholders have the right, commencing six months from issuance, to redeem their Class A Units for cash or, in the sole discretion of the Company, shares of the Company’s common stock on a one-for-one basis, subject to certain anti-dilution adjustments.  In connection with the issuance of the Class A Units, the Class A Unitholders received certain registration rights with respect to the shares of the Company’s common stock, if any, issued upon the redemption of Class A Units.

The Class A Units issued in connection with the closing of the first phase of the transaction were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

There were no purchases of common stock during the three months ended December 31, 2017.

Item 6.  Selected Financial Data.

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements, including the notes thereto, included elsewhere herein. All amounts are in thousands, except per share data.

	For the year ended December 31,
	2017	2016		2015	2014		2013
Operating Data:
Revenues (1)	$879,888	$784,667		$735,877	$702,875		$549,495
Costs and expenses	735,249	651,127	(6)	536,279	484,009		373,166
Other income (2)	299,650	242,455	(6)	269,791	307,319		177,653
Income tax provision	(31,522)	(8,344)		(17,206)	(24,096)		(23,858)
Income from continuing operations	412,767	367,651		452,183	502,089		330,124
Loss from discontinued operations, net of tax	—	—		—	(1,551)		(19,794)
Net income	412,767	367,651		452,183	500,538		310,330
Net income attributable to Starwood Property Trust, Inc.	400,770	365,186		450,697	495,021		305,030
Basic earnings per share:
Continuing operations	$1.53	$1.52		$1.92	$2.29		$1.94
Net income	$1.53	$1.52		$1.92	$2.28		$1.82
Diluted earnings per share:
Continuing operations	$1.52	$1.50		$1.91	$2.25		$1.94
Net income	$1.52	$1.50		$1.91	$2.24		$1.82
Dividends declared per share of common stock	$1.92	$1.92		$1.92	$1.92	(3)	$1.82
Weighted-average basic shares of common stock outstanding	259,620	238,529		233,419	214,945		166,356
Balance Sheet Data:
Investments in loans	$7,382,641	$5,946,274		$6,263,517	$6,300,285		$4,750,804
Investments in securities (4)	718,203	807,618		724,947	998,248		935,107
Investments in properties	2,647,481	1,944,720		919,225	39,854		749,214
Total assets (5)	62,941,289	77,256,266		85,698,354	116,070,557		110,746,408
Total financing arrangements	7,972,476	6,200,670		5,392,494	4,656,512		3,412,482
Total liabilities (5)	58,362,088	72,696,193		81,527,411	112,187,645		106,419,275
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,478,414	4,522,274		4,140,316	3,860,856		4,282,528
Total Equity	$4,579,201	$4,560,073		$4,170,943	$3,882,912		$4,327,133

(1)

During the years ended December 31, 2017, 2016, 2015, 2014 and 2013, servicing fees and interest income of $179.4 million, $180.5 million, $230.8 million, $159.3 million and $92.7 million, respectively, are eliminated in consolidation pursuant to ASC 810.

(2)

During the years ended December 31, 2017, 2016, 2015, 2014 and 2013, other income includes $186.1 million, $181.2 million, $232.0 million, $162.0 million and $93.6 million, respectively, of additive net eliminations in consolidation pursuant to ASC 810.

(3)

On January 31, 2014, we completed the spin‑off of our SFR segment and our stockholders received one common share of Starwood Waypoint Residential Trust (“SWAY”) for every five shares of our common stock held at the close of business on January 24, 2014, effectively a non‑cash dividend of $5.77 per share. On the date of the spin‑off, the book value of SWAY’s assets was estimated to be $1.1 billion.

(4)

December 31, 2017, 2016, 2015, 2014 and 2013 balances exclude $1.0 billion, $959.0 million, $825.2 million, $519.8 million and $409.3 million, respectively, of CMBS that are eliminated in consolidation pursuant to ASC 810.

(5)

December 31, 2017 balances include $51.0 billion of VIE assets and $50.0 billion of VIE liabilities consolidated pursuant to ASC 810. December 31, 2016 balances include $67.1 billion of VIE assets and $66.1 billion of VIE liabilities consolidated pursuant to ASC 810. December 31, 2015 balances include $76.7 billion of VIE assets and $75.8 billion of VIE liabilities consolidated pursuant to ASC 810. December 31, 2014 balances include $107.8 billion of VIE assets and $107.2 billion of VIE liabilities consolidated pursuant to ASC 810. December 31, 2013 balances include $103.1 billion of VIE assets and $102.6 billion of VIE liabilities consolidated pursuant to ASC 810.

(6)

Reflects amounts reclassified to conform to our current year presentation as discussed in Note 2 to the Consolidated Financial Statements. Impairment of lease intangible assets of $0.7 million were reclassified from other‑than‑temporary impairment (“OTTI”) to other expense in our consolidated statement of operations for the year ended December 31, 2016.

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

Recent Developments

Developments During the Fourth Quarter of 2017

DownREIT Portfolio Acquisition

On December 21, 2017, we entered into an agreement to acquire a 27-property, 6,109 unit, 99% occupied affordable housing portfolio located in Central and South Florida for $594.7 million, which includes $40.0 million of contingent consideration (the “DownREIT Portfolio”). On December 28, 2017, we acquired eight of these affordable housing communities (the “First Closing”), which include 1,740 units, for $156.2 million, including contingent consideration of $10.8 million. We financed the First Closing utilizing 10-year mortgage debt totaling $116.7 million with a fixed 3.81% interest rate.

Other Developments

•	The Lending Segment originated or acquired the following loans during the quarter:

o

$345.0 million first mortgage loan for the refinancing of a loan originated by the Company in 2014 on a 57-story Class A+ office and condominium tower located in San Francisco, California, of which the Company funded $214.5 million.  The office portion of the tower is fully leased to a premier global online social media and networking company.

o	£227.6 million first mortgage loan for the acquisition of 14 assisted living facilities located across the United Kingdom, of which the Company funded £208.1 million.

o	$200.0 million first mortgage participation for the development of a 1.2 million square foot residential tower located in Midtown Manhattan, of which the Company funded $52.2 million.

o

$183.0 million first mortgage and mezzanine loan for the refinancing of a loan originated by the Company in 2015 on a 1,250-room luxury hotel located in Atlanta, Georgia, which was fully funded upon origination.

o

$125.0 million first mortgage and mezzanine loan for the development of a mixed-use development, consisting of a residential tower, hotel, ground floor retail, and parking garage, located in Coral Gables, Florida. The Company sold the $95.0 million first mortgage and retained the $30.0 million mezzanine loan, of which $5.4 million was funded.

•	Funded $137.3 million of previously originated loan commitments.

•	Received proceeds of $914.1 million from maturities, sales and principal repayments on loans held-for-investment and single-borrower CMBS.

•	Originated conduit loans of $518.1 million and received proceeds of $594.0 million from sales.

•	Named special servicer on eight new issue CMBS deals with a total unpaid principal balance of $5.9 billion at issuance; in the case of two of these CMBS deals, we retained the related B-piece.

•	Acquired commercial real estate from CMBS trusts for a gross purchase price of $12.0 million.

•	Sold commercial real estate for total gross proceeds of $11.7 million and recognized net gains of $2.7 million.

•	Issued $500.0 million of 4.75% Senior Notes due 2025 (the “2025 Notes”).

Developments During 2017

•	Acquired eight of the 27 properties comprising our DownREIT Portfolio as discussed above under “Developments During the Fourth Quarter of 2017.”

•

Acquired 20 retail properties and three industrial properties (the “Master Lease Portfolio”) for a purchase price of $553.3 million in a sale leaseback transaction. These properties, which collectively comprise 5.3 million square feet, are geographically dispersed throughout the U.S., with more than 50% of the portfolio, by carrying value, located in Utah, Florida, Texas and Minnesota.

•	The Lending Segment originated or acquired $4.2 billion of commercial loans and CMBS during the year, including:

o	$339.2 million first mortgage and mezzanine loan for the acquisition of a 1.0 million square foot office campus located in Irvine, California, of which the Company funded $291.5 million.

o

$345.0 million first mortgage loan for the refinancing of a loan originated by the Company in 2014 on a 57-story Class A+ office and condominium tower located in San Francisco, California, of which the Company funded $214.5 million.  The office portion of the tower is fully leased to a premier global online social media and networking company.

o	£227.6 million first mortgage loan for the acquisition of 14 assisted living facilities located across the United Kingdom, of which the Company funded £208.1 million.

o

$280.0 million first mortgage and mezzanine loan for the refinancing of a 367-room hotel and 11-unit condominium project located in Manhattan’s Lower East Side, of which the Company funded $269.5 million.

o

$280.0 million first mortgage loan to finance the development of a 36-floor residential tower with parking and ground floor retail space located in Brooklyn, New York, of which the Company funded $30.0 million and sold the $80.0 million subordinated first mortgage.

o	$252.0 million first mortgage loan for the refinancing of a 1.3 million square foot office tower located in downtown Houston, Texas, of which the Company funded $232.4 million.

o

$250.0 million first mortgage and mezzanine loan for the refinancing and renovation of two adjoined 12-floor office buildings located in Washington, D.C., of which the Company funded $146.7 million and sold $75.0 million during the year.

o

$223.6 million first mortgage and mezzanine loan for the development of a waterfront residential community located in Glen Cove, New York.  The $160.0 million first mortgage was subsequently sold during the year and the mezzanine loan was unfunded as of December 31, 2017.

o	$200.0 million first mortgage participation for the development of a 1.2 million square foot residential tower located in Midtown Manhattan, of which the Company funded $52.2 million.

o

$183.0 million first mortgage and mezzanine loan for the refinancing of a loan originated by the Company in 2015 on a 1,250-room luxury hotel located in Atlanta, Georgia, which was fully funded upon origination.

o	$175.0 million first mortgage and mezzanine loan for the acquisition of a portfolio of four office buildings located in Tysons Corner, Virginia, of which the Company funded $171.8 million.

o

$175.0 million first mortgage loan to finance the completion of a 2.7 million square foot shopping and entertainment complex located in East Rutherford, New Jersey, of which the Company funded $30.0 million.

•	Funded $571.5 million of previously originated loan commitments.

•	Received proceeds of $2.8 billion from maturities, sales and principal repayments on loans held-for-investment and single-borrower CMBS.

•	Acquired $678.5 million of non-agency residential mortgage loans.

•	Originated or acquired conduit loans of $1.6 billion and received proceeds of $1.6 billion from sales.

•	Purchased $125.8 million of CMBS in the Investing and Servicing Segment.

•	Named special servicer on 13 new issue CMBS deals with a total unpaid principal balance of $10.8 billion at issuance; in the case of four of these CMBS deals, we retained the related B-piece.

•	Sold 88% of our equity interest in an online real estate company for cash proceeds of $66.0 million.

•	Acquired commercial real estate from CMBS trusts for a gross purchase price of $49.7 million.

•	Sold commercial real estate for total gross proceeds of $52.5 million and recognized net gains of $16.6 million.

•

Issued $250.0 million of 4.375% Convertible Senior Notes due 2023 (the “2023 Notes”) and utilized the proceeds to repurchase $230.0 million aggregate principal amount of our 2018 Notes (as defined in Note 11 to the Consolidated Financial Statements) for $250.7 million, recognizing a loss on extinguishment of debt of $5.9 million.

•	Issued $500.0 million of the 2025 Notes.

Subsequent Events

Refer to Note 25 to the Consolidated Financial Statements for disclosure regarding significant transactions that occurred subsequent to December 31, 2017.

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

The following table compares our summarized results of operations for the years ended December 31, 2017, 2016 and 2015 by business segment (amounts in thousands):

	For the Year Ended December 31,			$ Change	$ Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Revenues:
Lending Segment	$547,913	$497,735	$529,449	$50,178	$(31,714)
Property Segment	199,111	114,599	25,445	84,512	89,154
Investing and Servicing Segment	312,237	352,836	411,806	(40,599)	(58,970)
Investing and Servicing VIEs	(179,373)	(180,503)	(230,823)	1,130	50,320
	879,888	784,667	735,877	95,221	48,790
Costs and expenses:
Lending Segment	127,078	113,770	106,331	13,308	7,439
Property Segment	197,517	131,878	36,199	65,639	95,679
Investing and Servicing Segment	157,606	173,791	157,055	(16,185)	16,736
Corporate	253,499	231,249	235,749	22,250	(4,500)
Investing and Servicing VIEs	(451)	439	945	(890)	(506)
	735,249	651,127	536,279	84,122	114,848
Other income (loss):
Lending Segment	4,085	9,164	2,901	(5,079)	6,263
Property Segment	(59,920)	52,276	16,711	(112,196)	35,565
Investing and Servicing Segment	175,968	4,364	24,043	171,604	(19,679)
Corporate	(6,610)	(4,505)	(5,904)	(2,105)	1,399
Investing and Servicing VIEs	186,127	181,156	232,040	4,971	(50,884)
	299,650	242,455	269,791	57,195	(27,336)
Income (loss) before income taxes:
Lending Segment	424,920	393,129	426,019	31,791	(32,890)
Property Segment	(58,326)	34,997	5,957	(93,323)	29,040
Investing and Servicing Segment	330,599	183,409	278,794	147,190	(95,385)
Corporate	(260,109)	(235,754)	(241,653)	(24,355)	5,899
Investing and Servicing VIEs	7,205	214	272	6,991	(58)
	444,289	375,995	469,389	68,294	(93,394)
Income tax provision	(31,522)	(8,344)	(17,206)	(23,178)	8,862
Net income attributable to non-controlling interests	(11,997)	(2,465)	(1,486)	(9,532)	(979)
Net income attributable to Starwood Property Trust, Inc.	$400,770	$365,186	$450,697	$35,584	$(85,511)

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Lending Segment

Revenues

For the year ended December 31, 2017, revenues of our Lending Segment increased $50.2 million to $547.9 million, compared to $497.7 million for the year ended December 31, 2016. This increase was primarily due to an increase in interest income from loans principally due to higher average loan balances and LIBOR rates, partially offset by lower levels of prepayment related income.

Costs and Expenses

For the year ended December 31, 2017, costs and expenses of our Lending Segment increased $13.3 million to $127.1 million, compared to $113.8 million for the year ended December 31, 2016. This increase was primarily due to (i) a $19.2 million increase in interest expense associated with the various secured financing facilities used to fund a portion of our investment portfolio and (ii) a $3.3 million increase in general, administrative and other expenses, partially offset by (iii) a $9.2 million decrease in our loan loss allowance.

Net Interest Income (amounts in thousands)

	For the Year Ended December 31,
	2017	2016	Change
Interest income from loans	$499,806	$449,470	$50,336
Interest income from investment securities	46,710	47,241	(531)
Interest expense	(107,167)	(88,000)	(19,167)
Net interest income	$439,349	$408,711	$30,638

For the year ended December 31, 2017, net interest income of our Lending Segment increased $30.6 million to $439.3 million, compared to $408.7 million for the year ended December 31, 2016.  This increase reflects the increase in interest income explained in the Revenues discussion above, partially offset by the increase in interest expense on our secured financing facilities.

During each of the years ended December 31, 2017 and 2016, the weighted average unlevered yield on the Lending Segment’s loans and investment securities was 7.5%. The weighted average unlevered yield remained unchanged primarily due to the benefits of increases in LIBOR which offset lower levels of prepayment related income and declines in interest rate spreads for the year ended December 31, 2017.

During the year ended December 31, 2017 and 2016, the Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 3.8% and 3.4%, respectively, and 3.7% and 3.3%, respectively, excluding the impact of bridge financing. The increases in borrowing rates primarily reflect increases in LIBOR.

Other Income

For the year ended December 31, 2017, other income of our Lending Segment decreased $5.1 million to $4.1 million, compared to $9.2 million for the year ended December 31, 2016. The decrease was primarily due to a $76.8 million unfavorable change in gain (loss) on derivatives, partially offset by a $71.2 million favorable change in foreign currency gain (loss).  The unfavorable change from derivatives reflects a $77.6 million unfavorable change on foreign currency hedges, partially offset by a $0.8 million decreased loss on interest rate swaps.  The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and CMBS investments.  The unfavorable change on the foreign currency hedges and the favorable change in foreign currency gain (loss) reflect the overall weakening of the U.S. dollar against the GBP in the year ended December 31, 2017 versus a strengthening of the U.S. dollar in the year ended December 31, 2016.  The interest rate swaps are used primarily to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments.

Property Segment

Change in Results by Portfolio (amounts in thousands)

	$ Change from prior year
	Revenues	Cost and expenses	Other income (loss)	Income (loss) before income taxes
Master Lease Portfolio	$13,260	$9,370	$(2,354)	$1,536
Medical Office Portfolio	65,570	66,652	(25,443)	(26,525)
Ireland Portfolio	550	52	(37,882)	(37,384)
Woodstar Portfolio	4,998	(11,288)	(9,102)	7,184
DownREIT Portfolio	134	229	7	(88)
Investment in unconsolidated entities	—	4	(37,422)	(37,426)
Other/Corporate	—	620	—	(620)
Total	$84,512	$65,639	$(112,196)	$(93,323)

See Note 3 to the Consolidated Financial Statements for a description of the above-referenced Property Segment portfolios.

Revenues

For the year ended December 31, 2017, revenues of our Property Segment increased $84.5 million to $199.1 million, compared to $114.6 million for the year ended December 31, 2016.  The increase in revenues in the year ended December 31, 2017 was primarily due to the full period inclusion of rental income for the Medical Office Portfolio, which was acquired in December 2016, and the Woodstar Portfolio, which was acquired over a period from October 2015 through April 2016.  Also contributing to the increase was rental income from the Master Lease Portfolio which was acquired on September 25, 2017.  The DownREIT Portfolio was acquired on December 28, 2017, so had little impact on revenues.

Costs and Expenses

For the year ended December 31, 2017, costs and expenses of our Property Segment increased $65.6 million to $197.5 million, compared to $131.9 million for the year ended December 31, 2016. The increase in costs and expenses reflects increases of $22.9 million in depreciation and amortization, $24.7 million in other rental related costs and $24.5 million in interest expense, all primarily due to the full period inclusion of the Medical Office Portfolio and Woodstar Portfolio and acquisition of the Master Lease Portfolio, partially offset by lower amortization related to the Woodstar Portfolio’s in-place lease intangible asset, which is now fully amortized, and a $7.5 million decrease in acquisition costs not capitalized.

Other Income (Loss)

For the year ended December 31, 2017, other income (loss) of our Property Segment decreased $112.2 million to a loss of $59.9 million, compared to income of $52.3 million for the year ended December 31, 2016. The decrease in other income (loss) was primarily due to (i) a $65.8 million unfavorable change in gain (loss) on derivatives of which $38.7 million related to foreign exchange contracts which economically hedge our Euro currency exposure with respect to the Ireland Portfolio and $27.1 million related to interest rate swaps which primarily hedge the variable interest rate risk on borrowings secured by our Medical Office Portfolio, (ii) a $37.4 million unfavorable change in earnings (loss) from unconsolidated entities due to decreases in fair value of the properties in the Retail Fund (see Notes 8 and 16 to the Consolidated Financial Statements) and (iii) the non-recurrence of an $8.4 million bargain purchase gain recognized on the Woodstar Portfolio in the second quarter of 2016.

Investing and Servicing Segment and VIEs

Revenues

For the year ended December 31, 2017, revenues of our Investing and Servicing Segment decreased $39.4 million to $132.9 million after consolidated VIE eliminations of $179.4 million, compared to $172.3 million after consolidated VIE eliminations of $180.5 million for the year ended December 31, 2016. The VIE eliminations are merely a function of the number of CMBS trusts consolidated in any given period, and as such, are not a meaningful indicator of the operating results for this segment.  The decrease in revenues in the year ended December 31, 2017 was primarily due to decreases of $27.4 million in servicing fees and $17.5 million in interest income from CMBS investments, partially offset by a $12.3 million increase in rental income on our expanded REIS Equity Portfolio. The $27.4 million decrease in servicing fees is primarily due to the divestiture of our European servicing and advisory business in October 2016 and lower domestic servicing fees.   The $17.5 million decrease in CMBS interest income reflects a $5.6 million increase in VIE eliminations related to the CMBS trusts we consolidate.  Excluding the effect of these eliminations, CMBS interest income decreased by $11.9 million, reflecting a lower level of CMBS interest recoveries from asset liquidations by CMBS trusts.

Costs and Expenses

For the year ended December 31, 2017, costs and expenses of our Investing and Servicing Segment decreased $17.1 million to $157.1 million, compared to $174.2 million for the year ended December 31, 2016, inclusive of VIE eliminations which were nominal for both periods. The decrease in costs and expenses was primarily due to a $26.9 million decrease in general and administrative expenses principally reflecting the divestiture of our European servicing and advisory business and lower compensation costs, partially offset by increases of $4.4 million in costs of rental operations, $3.9 million in depreciation and amortization and $3.2 million in interest expense, all primarily related to our expanded REIS Equity Portfolio.

Other Income

For the year ended December 31, 2017, other income of our Investing and Servicing Segment increased $176.6 million to $362.1 million including additive net VIE eliminations of $186.1 million, from $185.5 million including additive net VIE eliminations of $181.2 million for the year ended December 31, 2016.  The increase in other income was primarily due to (i) a $100.8 million increase in the change in value of net assets related to consolidated VIEs, (ii) a $53.9 million increase in earnings from an unconsolidated investor entity which owns equity in an online real estate company (see Note 8 to the Consolidated Financial Statements), (iii) a $22.8 million lesser decrease in fair value of servicing rights partially reflecting the effect of VIE eliminations on the expected amortization of this deteriorating asset net of increases in fair value due to the attainment of new servicing contracts, (iv) a $19.8 million gain on sale of five operating properties, all partially offset by (v) a $9.6 million lesser increase in the fair value of our conduit loans held-for-sale.  The change in net assets related to consolidated VIEs reflects amounts associated with the Investing and Servicing Segment’s variable interests in CMBS trusts it consolidates, including special servicing fees, interest income, and changes in fair value of CMBS and servicing rights. As noted above, this number is merely a function of the number of CMBS trusts consolidated in any given period, and as such, is not a meaningful indicator of the operating results for this segment. Before VIE eliminations, there was an increase in fair value of CMBS securities of $54.3 million and a decrease of $44.1 million in the years ended December 31, 2017 and 2016, respectively.

Income Tax Provision

Historically, our consolidated income tax provision principally relates to the taxable nature of the Investing and Servicing Segment’s loan servicing and loan conduit businesses which are housed in TRSs. For the year ended December 31, 2017, our income tax provision increased $23.2 million to $31.5 million, compared to $8.3 million for the year ended December 31, 2016.  The change primarily reflects (i) an increase in the taxable income of our TRSs associated with earnings from our interest in an investor entity which owns equity in an online real estate company and sold nearly all of its interest during the year ended December 31, 2017 and (ii) an income tax provision of $10.4 million resulting from the remeasurement of our net deferred tax assets upon enactment of the Tax Cuts and Jobs Act in December 2017 (see Note 21 to the Consolidated Financial Statements).

Corporate

Costs and Expenses

For the year ended December 31, 2017, corporate expenses increased $22.3 million to $253.5 million, compared to $231.2 million for the year ended December 31, 2016. The increase was primarily due to (i) a $17.9 million increase in interest expense principally on our 2021 Senior Notes issued in December 2016 and our 2025 Senior Notes issued in December 2017, partially offset by a decrease in interest expense on our reduced term loan borrowings and our 2017 Convertible Notes which matured in October 2017, and (ii) a $5.0 million increase in management fees.

Other Loss

For the year ended December 31, 2017, corporate other loss increased $2.1 million to $6.6 million, compared to $4.5 million for the year ended December 31, 2016.  The increase in corporate other loss was primarily due to (i) a $2.5 million decrease in other income, which included a reimbursement received related to a partnership guarantee arrangement in 2016, and (ii) a $2.4 million loss on an interest rate swap used to hedge the portion of our 2025 Senior Notes used to repay variable-rate secured financing, partially offset by (iii) a $2.8 million decreased loss on extinguishment of debt (see Notes 10 and 11 to the Consolidated Financial Statements).

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

During the year ended December 31, 2016 and 2015, the weighted average unlevered yields on the Lending Segment’s loans and investment securities were 7.5% and 8.0%, respectively. The decrease in the weighted average unlevered yield is primarily due to a gradual decline of interest rate spreads during 2016.

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

Other Income

For the year ended December 31, 2016, other income of our Lending Segment increased $6.3 million to $9.2 million, compared to $2.9 million for the year ended December 31, 2015. The increase was primarily due to a $10.8 million increase in derivative gains, partially offset by a $3.9 million decrease in net gains from other investments.  The $10.8 million increase in derivative gains reflects a $6.8 million increased gain on foreign currency hedges and a $4.0 million decreased loss on interest rate swaps.  The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and CMBS investments.  The gains on those hedges reflected the overall strengthening of the U.S. dollar in 2016.  The interest rate swaps are used primarily to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments.

Property Segment

Change in Results by Portfolio (amounts in thousands)

	$ Change from prior year
	Revenues	Cost and expenses	Other income (loss)	Income (loss) before income taxes
Medical Office Portfolio	$441	$7,695	$25,721	$18,467
Ireland Portfolio	12,463	6,966	2,657	8,154
Woodstar Portfolio	76,250	81,094	7,572	2,728
Investment in unconsolidated entities	—	—	(354)	(354)
Other/Corporate	—	(76)	(31)	45
Total	$89,154	$95,679	$35,565	$29,040

Revenues

For the year ended December 31, 2016, revenues of our Property Segment increased $89.2 million to $114.6 million, compared to $25.4 million for the year ended December 31, 2015. The increase in revenues was primarily due to increases in rental income of $76.2 million from our Woodstar Portfolio, which we acquired after September 30, 2015, and $12.5 million from our Ireland Portfolio.

Costs and Expenses

For the year ended December 31, 2016, costs and expenses of our Property Segment increased $95.7 million to $131.9 million, compared to $36.2 million for the year ended December 31, 2015. The increase in costs and expenses was primarily due to increases of $35.6 million in depreciation and amortization, $42.0 million in other rental related costs and $16.4 million in interest expense primarily on the secured financing for the Woodstar and Ireland Portfolios.

Other Income

For the year ended December 31, 2016, other income of our Property Segment increased $35.6 million to $52.3 million, compared to $16.7 million for the year ended December 31, 2015. The increase in other income was primarily due to (i) a $28.4 million increase in derivative gains primarily relating to interest rate swaps entered into in anticipation of debt financing for the acquisition of the Medical Office Portfolio and (ii) the recognition of an $8.4 million bargain purchase gain on the final two properties we purchased for the Woodstar Portfolio during the second quarter of 2016.

Investing and Servicing Segment and VIEs

Revenues

For the year ended December 31, 2016, revenues of our Investing and Servicing Segment decreased $8.7 million to $172.3 million after consolidated VIE eliminations of $180.5 million, compared to $181.0 million after consolidated VIE eliminations of $230.8 million for the year ended December 31, 2015. The VIE eliminations are merely a function of the number of CMBS trusts consolidated in any given period, and as such, are not a meaningful indicator of the operating results for this segment.  The decrease in revenues was primarily due to decreases of $28.5 million in servicing fees, $5.4 million in other fee income and $2.0 million in interest income from CMBS investments, partially offset by an increase of $27.0 million in rental income on our expanded REIS Equity Portfolio.  The $2.0 million decrease in CMBS interest income reflects a $7.7 million decrease in VIE eliminations related to the CMBS trusts we consolidate.  Excluding the effect of these eliminations, CMBS interest income decreased by $9.7 million, primarily reflecting a lower level of CMBS interest recoveries.

Costs and Expenses

For the year ended December 31, 2016, costs and expenses of our Investing and Servicing Segment increased $16.2 million to $174.2 million, compared to $158.0 million for the year ended December 31, 2015, inclusive of VIE eliminations, which were nominal for both periods. The increase in costs and expenses was primarily due to increases of $11.5 million in costs of rental operations and $5.1 million in interest expense on secured financings for CMBS and the REIS Equity Portfolio.

Other Income

For the year ended December 31, 2016, other income of our Investing and Servicing Segment decreased $70.6 million to $185.5 million including additive net VIE eliminations of $181.2 million, from $256.1 million including additive net VIE eliminations of $232.0 million for the year ended December 31, 2015.  The decrease in other income was primarily due to (i) a decrease of $33.9 million in the change in value of net assets related to consolidated VIEs, (ii) a $34.5 million greater reduction in fair value of servicing rights which reflects the expected amortization of this deteriorating asset net of increases in fair value due to the attainment of new servicing contracts, (iii) the absence of a $17.8 million gain on sale of a commercial real estate asset realized in 2015 and (iv) a $4.3 million unfavorable change in fair value of CMBS securities, all partially offset by (v) a $9.9 million greater increase in fair value of loans held-for-sale and (vi) a $9.9 million lower loss on derivatives which principally hedge our interest rate risk on those loans. The change in net assets related to consolidated VIEs reflects amounts associated with the Investing and Servicing Segment’s variable interests in CMBS trusts it consolidates, including special servicing fees, interest income, and changes in fair value of CMBS and servicing rights. As noted above, this number is merely a function of the number of CMBS trusts consolidated in any given period, and as such, is not a meaningful indicator of the operating results for this segment.  Before VIE eliminations, there were decreases in fair value of CMBS securities of $44.1 million and $10.0 million in the years ended December 31, 2016 and 2015, respectively.

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

The repurchase of our 2018 Notes in March 2017 was considered to be an unrealized event for Core Earnings purposes because the 2018 Notes were effectively exchanged for the 2023 Notes, thereby simply extending the term of this debt.  As such, consistent with the above definition, we have deferred the $5.9 million GAAP loss on extinguishment of debt included in our GAAP results for the year ended December 31, 2017 and will amortize this loss over the term of our 2023 Notes.

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

	For the Year Ended December 31,
	2017	2016	2015
Diluted weighted average shares - GAAP	262,079	241,794	234,142
Add: Unvested stock awards	1,659	1,469	2,132
Less: Conversion spread value	(1,899)	(2,697)	(97)
Diluted weighted average shares - Core	261,839	240,566	236,177

The definition of Core Earnings allows management to make adjustments, subject to the approval of a majority of our independent directors, in situations where such adjustments are considered appropriate in order for Core Earnings to be calculated in a manner consistent with its definition and objective. No adjustments to the definition of Core Earnings occurred during the year ended December 31, 2017.  However, as a reminder, in 2015, we adjusted the calculation of Core Earnings related to the equity component of our convertible notes.  We amortize the equity component of these instruments through interest expense. The amount is not considered realized until the earlier of (a) the entire issuance of the notes has been extinguished; or (b) the equity portion has been fully amortized.  During the year ended December 31, 2017, the 2017 Notes matured and the equity portion of these notes had been fully amortized.  As a result, we reflected $15.2 million as a positive adjustment to Core Earnings, representing the $15.6 million equity balance recognized upon issuance of the 2017 Notes, net of $0.4 million in adjustments related to cumulative repurchases through the maturity date.

In February 2018, our board of directors approved an amendment (the “Amendment”) to our management agreement which, among other things, amends the definition of Core Earnings and the calculation of Incentive Compensation, both as defined. The intent of the Amendment is to treat subsidiary equity in the same manner as if parent equity had been issued.  In the case of the DownREIT Portfolio, any distributions that accrue to the holders of the Class A Units are reflected as a reduction to net income attributable to non-controlling interests within our GAAP consolidated statements of operations. The Amendment adjusts the definition of Core Earnings so that any reductions to GAAP net income for such distributions are added back.  Further, the redeemable Class A Units are only reflected in our GAAP diluted share count to the extent they are dilutive.  The Amendment adjusts the definition of Incentive Compensation so that all Class A units issued are included in the denominator for purposes of determining whether the hurdle rate has been met.  The Amendment is effective December 28, 2017, and as a result, the impact to both Core Earnings and the incentive fee for the year ended December 31, 2017 was insignificant.

The following table summarizes our quarterly Core Earnings per weighted average diluted share for the years ended December 31, 2017, 2016 and 2015:

	Core Earnings For the Three-Month Periods Ended
	March 31	June 30	September 30	December 31
2017	$0.51	$0.52	$0.65	$0.55
2016	0.50	0.50	0.59	0.50
2015	0.55	0.53	0.56	0.55

The following table presents our summarized results of operations and reconciliation to Core Earnings for the year ended December 31, 2017, by business segment (amounts in thousands):

			Investing
	Lending	Property	and Servicing
	Segment	Segment	Segment	Corporate	Total
Revenues	$547,913	$199,111	$312,237	$—	$1,059,261
Costs and expenses	(127,078)	(197,517)	(157,606)	(253,499)	(735,700)
Other income (loss)	4,085	(59,920)	175,968	(6,610)	113,523
Income (loss) before income taxes	424,920	(58,326)	330,599	(260,109)	437,084
Income tax provision	(143)	(249)	(31,130)	—	(31,522)
Income attributable to non-controlling interests	(1,419)	—	(3,373)	—	(4,792)
Net income (loss) attributable to Starwood Property Trust, Inc.	423,358	(58,575)	296,096	(260,109)	400,770
Add / (Deduct):
Non-cash equity compensation expense	3,016	109	3,406	11,595	18,126
Management incentive fee	—	—	—	42,144	42,144
Acquisition and investment pursuit costs	1,109	(70)	137	—	1,176
Depreciation and amortization	66	74,510	18,245	—	92,821
Loan loss allowance, net	(5,458)	—	—	—	(5,458)
Interest income adjustment for securities	(905)	—	13,697	—	12,792
Extinguishment of debt, net	—	—	—	21,129	21,129
Other non-cash items	—	(2,214)	1,672	—	(542)
Reversal of unrealized (gains) / losses on:
Loans held-for-sale	(2,324)	—	(64,663)	—	(66,987)
Securities	(66)	—	(54,333)	—	(54,399)
Derivatives	33,506	31,676	461	2,666	68,309
Foreign currency	(33,651)	(14)	(6)	—	(33,671)
Earnings from unconsolidated entities	(3,365)	27,685	(68,192)	—	(43,872)
Purchases and sales of properties	—	—	(613)	—	(613)
Recognition of realized gains / (losses) on:
Loans held-for-sale	(1,092)	—	64,814	—	63,722
Securities	—	—	4,237	—	4,237
Derivatives	16,864	(684)	1,809	(739)	17,250
Foreign currency	(14,420)	14	(1,346)	—	(15,752)
Earnings from unconsolidated entities	3,345	3,563	57,066	—	63,974
Purchases and sales of properties	—	(153)	(840)	—	(993)
Core Earnings (Loss)	$419,983	$75,847	$271,647	$(183,314)	$584,163
Core Earnings (Loss) per Weighted Average Diluted Share	$1.60	$0.29	$1.04	$(0.70)	$2.23

The following table presents our summarized results of operations and reconciliation to Core Earnings for the year ended December 31, 2016, by business segment (amounts in thousands):

			Investing
	Lending	Property	and Servicing
	Segment	Segment	Segment	Corporate	Total
Revenues	$497,735	$114,599	$352,836	$—	$965,170
Costs and expenses	(113,770)	(131,878)	(173,791)	(231,249)	(650,688)
Other income (loss)	9,164	52,276	4,364	(4,505)	61,299
Income (loss) before income taxes	393,129	34,997	183,409	(235,754)	375,781
Income tax benefit (provision)	1,610	—	(9,954)	—	(8,344)
Income attributable to non-controlling interests	(1,398)	—	(853)	—	(2,251)
Net income (loss) attributable to Starwood Property Trust, Inc.	393,341	34,997	172,602	(235,754)	365,186
Add / (Deduct):
Non-cash equity compensation expense	2,829	111	7,370	22,705	33,015
Management incentive fee	—	—	—	32,842	32,842
Acquisition and investment pursuit costs	—	7,755	1,421	356	9,532
Depreciation and amortization	—	50,862	12,768	—	63,630
Loan loss allowance, net	3,759	—	—	—	3,759
Interest income adjustment for securities	(1,016)	—	19,376	—	18,360
Bargain purchase gains	—	(8,406)	(8,822)	—	(17,228)
Other non-cash items	—	(3,109)	45	—	(3,064)
Reversal of unrealized (gains) / losses on:
Loans held-for-sale	—	—	(74,251)	—	(74,251)
Securities	(20)	—	44,094	—	44,074
Derivatives	(44,151)	(33,497)	2,526	—	(75,122)
Foreign currency	37,595	38	(3,661)	(5)	33,967
Earnings from unconsolidated entities	(3,447)	(9,736)	(8,937)	—	(22,120)
Recognition of realized gains / (losses) on:
Loans held-for-sale	—	—	74,192	—	74,192
Securities	—	—	(2,288)	—	(2,288)
Derivatives	33,384	186	(2,013)	—	31,557
Foreign currency	(32,803)	(38)	3,352	5	(29,484)
Earnings from unconsolidated entities	4,051	7,245	4,673	—	15,969
Core Earnings (Loss)	$393,522	$46,408	$242,447	$(179,851)	$502,526
Core Earnings (Loss) per Weighted Average Diluted Share	$1.64	$0.19	$1.01	$(0.75)	$2.09

The following table presents our summarized results of operations and reconciliation to Core Earnings for the year ended December 31, 2015, by business segment (amounts in thousands):

			Investing
	Lending	Property	and Servicing
	Segment	Segment	Segment	Corporate	Total
Revenues	$529,449	$25,445	$411,806	$—	$966,700
Costs and expenses	(106,331)	(36,199)	(157,055)	(235,749)	(535,334)
Other income (loss)	2,901	16,711	24,043	(5,904)	37,751
Income (loss) before income taxes	426,019	5,957	278,794	(241,653)	469,117
Income tax provision	(242)	—	(16,964)	—	(17,206)
(Income) loss attributable to non-controlling interests	(1,389)	—	175	—	(1,214)
Net income (loss) attributable to Starwood Property Trust, Inc.	424,388	5,957	262,005	(241,653)	450,697
Add / (Deduct):
Non-cash equity compensation expense	2,314	—	3,465	26,984	32,763
Management incentive fee	—	—	—	37,717	37,717
Acquisition and investment pursuit costs	—	2,918	1,020	—	3,938
Depreciation and amortization	—	14,861	3,837	—	18,698
Loan loss allowance, net	(2)	—	—	—	(2)
Interest income adjustment for securities	(958)	—	(3,218)	—	(4,176)
Other non-cash items	—	(249)	(789)	—	(1,038)
Reversal of unrealized (gains) / losses on:
Loans held-for-sale	—	—	(64,320)	—	(64,320)
Securities	(209)	—	9,952	—	9,743
Derivatives	(33,930)	(5,060)	10,441	—	(28,549)
Foreign currency	36,956	(31)	296	—	37,221
Earnings from unconsolidated entities	—	—	(13,042)	—	(13,042)
Recognition of realized gains / (losses) on:
Loans held-for-sale	—	—	65,443	—	65,443
Securities	—	—	(22,064)	—	(22,064)
Derivatives	19,887	61	(12,929)	—	7,019
Foreign currency	(21,252)	31	(862)	—	(22,083)
Earnings from unconsolidated entities	—	—	9,787	—	9,787
Core Earnings (Loss)	$427,194	$18,488	$249,022	$(176,952)	$517,752
Core Earnings (Loss) per Weighted Average Diluted Share	$1.81	$0.08	$1.05	$(0.75)	$2.19

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Lending Segment

The Lending Segment’s Core Earnings increased by $26.5 million, from $393.5 million during the year ended December 31, 2016 to $420.0 million during the year ended December 31, 2017. After making adjustments for the calculation of Core Earnings, revenues were $547.0 million, costs and expenses were $128.3 million and other income was $2.9 million.

Core revenues, consisting principally of interest income on loans, increased by $50.3 million during the year ended December 31, 2017, primarily due to higher average loan balances and LIBOR rates, partially offset by lower levels of prepayment related income.

Core costs and expenses increased by $21.1 million during the year ended December 31, 2017, primarily due to (i) a $19.2 million increase in interest expense associated with the various secured financing facilities used to fund a portion of our investment portfolio and (ii) a $1.3 million increase in general and administrative expenses.

Core other income decreased by $0.9 million.

Property Segment

Core Earnings by Portfolio (amounts in thousands)

	For the Year Ended December 31,
	2017	2016	Change
Master Lease Portfolio	$7,111	$—	$7,111
Medical Office Portfolio	26,340	(20)	26,360
Ireland Portfolio	18,932	20,196	(1,264)
Woodstar Portfolio	22,538	21,051	1,487
DownREIT Portfolio	53	—	53
Investment in unconsolidated entities	3,559	7,245	(3,686)
Other/Corporate	(2,686)	(2,064)	(622)
Core Earnings	$75,847	$46,408	$29,439

The Property Segment’s Core Earnings increased by $29.4 million, from $46.4 million during the year ended December 31, 2016 to $75.8 million during the year ended December 31, 2017. After making adjustments for the calculation of Core Earnings, revenues were $197.6 million, costs and expenses were $124.3 million and other income was $2.8 million.

Core revenues increased by $86.4 million during the year ended December 31, 2017, primarily due to the inclusion of a full period of rental income for the Medical Office Portfolio and the Woodstar Portfolio and the acquisition of the Master Lease Portfolio.

Core costs and expenses increased by $51.5 million during the year ended December 31, 2017, primarily due to increases in interest expense of $25.1 million, primarily on the secured financing for the Medical Office and Master Lease Portfolios, and rental related costs of $24.5 million.

Core other income decreased by $5.3 million during the year ended December 31, 2017, primarily due to a decrease in equity in earnings recognized from our investment in the Retail Fund.

Investing and Servicing Segment

The Investing and Servicing Segment’s Core Earnings increased by $29.2 million, from $242.4 million during the year ended December 31, 2016 to $271.6 million during the year ended December 31, 2017.  After making adjustments for the calculation of Core Earnings, revenues were $326.1 million, costs and expenses were $134.9 million, other income was $114.4 million, income tax provision was $30.6 million and the deduction of income attributable to non-controlling interests was $3.4 million.

Core revenues decreased by $46.1 million during the year ended December 31, 2017, primarily due to decreases of $33.8 million in servicing fees reflecting the divestiture of our European servicing and advisory business and lower domestic servicing fees, $17.6 million in interest income from our CMBS portfolio and $3.7 million in interest income from conduit loans, partially offset by a $12.5 million increase in rental income on our expanded REIS Equity Portfolio. The treatment of CMBS interest income on a GAAP basis is complicated by our application of the ASC 810 consolidation rules. In an attempt to treat these securities similar to the trust’s other investment securities, we compute core interest income pursuant to an effective yield methodology. In doing so, we segregate the portfolio into various categories based on the components of the bonds’ cash flows and the volatility related to each of these components. We then accrete interest income on an effective yield basis using the components of cash flows that are reliably estimable. Other minor adjustments are made to reflect management’s expectations for other components of the projected cash flow stream.

Core costs and expenses decreased by $17.0 million during the year ended December 31, 2017, primarily due to a decrease in general and administrative expenses reflecting the divestiture of our European servicing and advisory business and lower incentive compensation, partially offset by increases in costs of rental operations and interest expense on secured financings for CMBS and the REIS Equity Portfolio.

Core other income includes profit realized upon securitization of loans by our conduit business, gains on sales of CMBS, gains and losses on derivatives that were either effectively terminated or novated, and earnings from unconsolidated entities. These items are typically offset by a decrease in the fair value of our domestic servicing rights intangible which reflects the expected amortization of this deteriorating asset, net of increases in fair value due to the attainment of new servicing contracts.  Derivatives include instruments which hedge interest rate risk and credit risk on our conduit loans. For GAAP purposes, the loans, CMBS and derivatives are accounted for at fair value, with all changes in fair value (realized or unrealized) recognized in earnings. The adjustments to Core Earnings outlined above are also applied to the GAAP earnings of our unconsolidated entities.  Core other income increased by $81.4 million principally due to (i) a $52.4 million realized gain from an unconsolidated investor entity which owns equity in an online real estate company and sold nearly all of its interest during the third quarter of 2017, (ii) a $23.2 million increase in realized gains on sales of operating properties and CMBS and (iii) a $21.4 million decrease in amortization of servicing rights, all partially offset by (iv) a $9.4 million decrease in realized gains on conduit loans and (v) core write-downs of $5.5 million on CMBS.

Income taxes, which principally relate to the operating results of our servicing and conduit businesses which are held in TRSs, increased $20.6 million due to (i) an increase in the taxable income of our TRSs primarily associated with realized gains from our interest in an investor entity which owns equity in an online real estate company and sold nearly all of its interest during the third quarter of 2017 and (ii) the impact of remeasuring our net deferred tax assets upon enactment of the Tax Cuts and Jobs Act in December 2017.

Income attributable to non-controlling interests increased $2.5 million primarily due to minority investors’ share of gains from two operating properties sold during the third quarter of 2017.

Corporate

Core corporate costs and expenses increased by $3.4 million, from $179.9 million during the year ended December 31, 2016 to $183.3 million during the year ended December 31, 2017, primarily due to increases in interest expense of $18.7 million and base management fees of $6.8 million, partially offset by a favorable change in core gains (losses) on extinguishment of debt of $24.0 million.

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

Property Segment

Core Earnings by Portfolio (amounts in thousands)

	For the Year Ended December 31,
	2016	2015	Change
Medical Office Portfolio	$(20)	$—	$(20)
Ireland Portfolio	20,196	7,700	12,496
Woodstar Portfolio	21,051	2,918	18,133
Investment in unconsolidated entities	7,245	10,090	(2,845)
Other/Corporate	(2,064)	(2,220)	156
Core Earnings	$46,408	$18,488	$27,920

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

Core revenues decreased by $36.5 million in 2016, primarily due to decreases of $70.8 million in servicing fees and $5.7 million in other fee income, partially offset by increases of $26.9 million in rental income on our expanded REIS Equity Portfolio and $12.9 million in interest income from our CMBS portfolio.

Core costs and expenses increased by $2.9 million, primarily due to increases of $11.5 million in costs of rental operations and $5.6 million in interest expense on secured financings for CMBS and the REIS Equity Portfolio, partially offset by a $7.6 million decrease in amortization of our former European servicing rights and a $5.9 million decrease in G&A expenses primarily reflecting lower compensation costs.

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

Cash Flows for the Year Ended December 31, 2017 (amounts in thousands)

		VIE	Excluding Investing
	GAAP	Adjustments	and Servicing VIEs
Net cash used in operating activities	$(246,839)	$(4,578)	$(251,417)
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(3,234,987)	—	(3,234,987)
Proceeds from principal collections and sale of loans	2,615,124	—	2,615,124
Purchase of investment securities	(98,394)	(113,977)	(212,371)
Proceeds from sales and collections of investment securities	244,372	125,720	370,092
Real estate business combinations, net of cash and restricted cash acquired	(17,639)	(30,935)	(48,574)
Proceeds from sale of properties	55,739	—	55,739
Purchases and additions to properties and other assets	(573,930)	—	(573,930)
Net cash flows from other investments and assets	(26,845)	—	(26,845)
Net cash used in investing activities	(1,036,560)	(19,192)	(1,055,752)
Cash Flows from Financing Activities:
Proceeds from borrowings	6,273,600	—	6,273,600
Principal repayments on and repurchases of borrowings	(4,586,509)	—	(4,586,509)
Payment of deferred financing costs	(22,703)	—	(22,703)
Proceeds from common stock issuances, net of offering costs	55	—	55
Payment of dividends	(501,663)	—	(501,663)
Contributions from non-controlling interests	106	—	106
Distributions to non-controlling interests	(96,010)	—	(96,010)
Issuance of debt of consolidated VIEs	25,605	(25,605)	—
Repayment of debt of consolidated VIEs	(137,208)	137,208	—
Distributions of cash from consolidated VIEs	92,411	(92,411)	—
Net cash provided by financing activities	1,047,684	19,192	1,066,876
Net decrease in cash, cash equivalents and restricted cash	(235,715)	(4,578)	(240,293)
Cash, cash equivalents and restricted cash, beginning of year	650,755	(1,148)	649,607
Effect of exchange rate changes on cash	3,233	—	3,233
Cash, cash equivalents and restricted cash, end of year	$418,273	$(5,726)	$412,547

The discussion below is on a non‑GAAP basis, after removing adjustments principally resulting from the consolidation of the Investing and Servicing Segment’s VIEs under ASC 810. These adjustments principally relate to (i) purchase of CMBS, loans and real estate from consolidated VIEs, which are reflected as repayments of VIE debt on a GAAP basis and (ii) principal collections of CMBS related to consolidated VIEs, which are reflected as VIE distributions on a GAAP basis. There is no significant net impact to cash flows from operations or to overall cash resulting from these consolidations. Refer to Note 2 to the Consolidated Financial Statements for further discussion.

Cash and cash equivalents decreased by $240.3 million during the year ended December 31, 2017, reflecting net cash used in investing activities of $1.1 billion and net cash used in operating activities of $251.4 million, partially offset by net cash provided by financing activities of $1.1 billion.

Net cash used in operating activities of $251.4 million for the year ended December 31, 2017 related primarily to $617.3 million of originations and purchases of loans held-for-sale, net of proceeds from principal collections and sales, cash interest expense of $250.7 million, general and administrative expenses of $93.7 million, management fees of $88.7 million, a net change in operating assets and liabilities of $39.4 million and income tax payments of $20.8 million. Offsetting these cash outflows were cash interest income of $376.6 million from our loan origination and conduit programs, plus cash interest income on investment securities of $168.6 million. Net rental income provided cash of $147.1 million, servicing fees provided cash of $101.5 million and our equity method investment in an investor entity which sold its equity in an online real estate company provided $66.0 million.

Net cash used in investing activities of $1.1 billion for the year ended December 31, 2017 related primarily to the origination and acquisition of new loans held-for-investment of $3.2 billion, the purchase of commercial real estate and other assets of $622.5 million and the purchase of investment securities of $212.4 million, partially offset by proceeds received from principal collections and sales of loans of $2.6 billion and investment securities of $370.1 million.

Net cash provided by financing activities of $1.1 billion for the year ended December 31, 2017 related primarily to net borrowings after repayments of our secured and unsecured debt of $1.7 billion, partially offset by dividend distributions of $501.7 million and distributions to non-controlling interests of $96.0 million.

Financing Arrangements

We utilize a variety of financing arrangements, including:

1)

Repurchase Agreements:  Repurchase agreements effectively allow us to borrow against loans and securities that we own. Under these agreements, we sell our loans and securities to a counterparty and agree to repurchase the same loans and securities from the counterparty at a price equal to the original sales price plus interest. The counterparty retains the sole discretion over both whether to purchase the loan and security from us and, subject to certain conditions, the market value of such loan or security for purposes of determining whether we are required to pay margin to the counterparty. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, we would be required to repay any amounts borrowed in excess of the product of (i) the revised market value multiplied by (ii) the applicable advance rate. During the term of a repurchase agreement, we receive the principal and interest on the related loans and securities and pay interest to the counterparty. As of December 31, 2017, we had various repurchase agreements, with details referenced in the table provided below.

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

3)

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

4)

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

5)

Unsecured Senior Notes: We issue senior notes, some of which are convertible, to finance certain operating and investing activities of the Company.  These senior notes accrue interest at fixed interest rates and vary in tenure.  Refer to Note 11 to the Consolidated Financial Statements for further discussion.

6)

Federal Home Loan Bank Financing: As a member of the FHLB of Chicago, we have the ability to borrow funds from the FHLB of Chicago at both fixed and variable rates to finance eligible collateral, which includes residential mortgage loans.  Refer to Note 10 to the Consolidated Financial Statements for further discussion.

The following table is a summary of our secured financing facilities as of December 31, 2017 (dollars in thousands):

					Pledged				Approved
					Asset	Maximum			but	Unallocated
	Current	Extended			Carrying	Facility		Outstanding	Undrawn	Financing
	Maturity	Maturity (a)	Pricing		Value	Size		Balance	Capacity (b)	Amount (c)
Lender 1 Repo 1	(d)	(d)	LIBOR + 1.75% to 5.75%		$1,771,345	$2,000,000		$1,137,654	$222,528	$639,818
Lender 2 Repo 1	Oct 2018	Oct 2020	LIBOR + 1.75% to 2.75%		323,088	500,000		238,428	—	261,572
Lender 3 Repo 1	May 2018	May 2019	LIBOR + 2.75% to 3.10%		109,124	75,291		75,291	—	—
Lender 4 Repo 2	Dec 2018	Dec 2020	LIBOR + 2.00% to 3.25%		842,721	1,000,000	(e)	215,372	394,009	390,619
Lender 6 Repo 1	Aug 2020	N/A	LIBOR + 2.00% to 2.75%		642,293	600,000		494,353	—	105,647
Lender 6 Repo 2	Oct 2022	Oct 2023	GBP LIBOR + 2.75%		431,753	332,815		332,815	—	—
Lender 9 Repo 1	Sep 2018	N/A	LIBOR + 1.65%		87,912	65,762		65,762	—	—
Lender 10 Repo 1	Mar 2020	Mar 2022	LIBOR + 2.00% to 2.75%		169,920	140,000		77,800	59,000	3,200
Lender 11 Repo 1	Jun 2019	Jun 2020	LIBOR + 2.75%		—	200,000		—	—	200,000
Lender 11 Repo 2	Sep 2018	Sep 2022	LIBOR + 2.25% to 2.75%		—	250,000		—	—	250,000
Lender 7 Secured Financing	Jul 2018	Jul 2019	LIBOR + 2.75%	(f)	—	650,000	(g)	—	—	650,000
Lender 8 Secured Financing	Aug 2019	N/A	LIBOR + 4.00%		23,874	75,000		15,617	—	59,383
Conduit Repo 2	Nov 2018	Nov 2019	LIBOR + 2.25%		53,501	200,000		40,075	—	159,925
Conduit Repo 3	Feb 2018	N/A	LIBOR + 2.10%		35,815	150,000		26,895	—	123,105
Conduit Repo 4	Oct 2018	Oct 2020	LIBOR + 2.25%		—	100,000		—	—	100,000
MBS Repo 1	(h)	(h)	LIBOR + 1.90%		10,000	6,510		6,510	—	—
MBS Repo 2	Jun 2020	N/A	LIBOR/EURIBOR + 1.90% to 2.45%		308,299	222,672		222,672	—	—
MBS Repo 3	(i)	(i)	LIBOR + 1.32% to 1.95%		347,031	224,150		224,150	—	—
MBS Repo 4	(j)	N/A	LIBOR + 1.90%		175,451	225,000		77,318	20,278	127,404
Investing and Servicing Segment Property Mortgages	Feb 2018 to Jun 2026	N/A	Various		235,705	195,829		177,411	—	18,418
Ireland Portfolio Mortgage	May 2020	N/A	EURIBOR + 1.69%		497,387	349,900		349,900	—	—
Woodstar Portfolio Mortgages	Nov 2025 to Oct 2026	N/A	3.72% to 3.97%		368,670	276,748		276,748	—	—
Woodstar Portfolio Government Financing	Mar 2026 to Jun 2049	N/A	1.00% to 5.00%		307,172	133,418		133,418	—	—
Medical Office Portfolio Mortgages	Dec 2021 to Feb 2022	Dec 2023 to Feb 2024	LIBOR + 2.50%	(k)	724,493	531,815		497,613	—	34,202
Master Lease Portfolio Mortgages	Oct 2027	N/A	4.36% to 4.38%		468,648	265,900		265,900	—	—
DownREIT Portfolio Mortgages	Jan 2028	N/A	3.81%		146,238	116,745		116,745	—	—
Term Loan A	Dec 2020	Dec 2021	LIBOR + 2.25%	(f)	939,368	300,000		300,000	—	—
Revolving Secured Financing	Dec 2020	Dec 2021	LIBOR + 2.25%	(f)	—	100,000		—	100,000	—
FHLB	Feb 2021	N/A	Various		613,287	445,000		445,000	—	—
					$9,633,095	$9,732,555		5,813,447	$795,815	$3,123,293
Unamortized net premium								2,559
Unamortized deferred financing costs								(42,950)
								$5,773,056

(a)	Subject to certain conditions as defined in the respective facility agreement.

(b)	Approved but undrawn capacity represents the total draw amount that has been approved by the lender related to those assets that have been pledged as collateral, less the drawn amount.

(c)	Unallocated financing amount represents the maximum facility size less the total draw capacity that has been approved by the lender.

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

(h)

Facility carries a rolling 11 month term which may reset monthly with the lender’s consent not to exceed December 2018. This facility carries no maximum facility size.  Amounts reflect the outstanding balance as of December 31, 2017.

(i)

Facility carries a rolling 12 month term which may reset monthly with the lender’s consent. Current maturity is December 2018. This facility carries no maximum facility size. Amounts reflect the outstanding balance as of December 31, 2017.

(j)	The date that is 270 days after the buyer delivers notice to seller, subject to a maximum date of September 2018.

(k)	Subject to a 25 basis point floor.

Refer to Note 10 to the Consolidated Financial Statements for a detailed discussion of new secured credit facilities and amendments to existing credit facilities entered into during the year ended December 31, 2017.

Variance between Average and Quarter‑End Credit Facility Borrowings Outstanding

The following tables compare the average amount outstanding under our secured financing agreements during each quarter and the amount outstanding as of the end of each quarter, together with an explanation of significant variances (amounts in thousands):

		Weighted-Average		Explanations
	Quarter-End	Balance During		for Significant
Quarter Ended	Balance	Quarter	Variance	Variances
March 31, 2017	4,456,347	4,154,497	301,850	(a)
June 30, 2017	4,788,996	4,591,428	197,568	(b)
September 30, 2017	5,555,720	5,020,575	535,145	(c)
December 31, 2017	5,813,447	5,885,681	(72,234)	(d)

(a)	Variance primarily due to the following: (i) $336.8 million drawn on the Lender 1 Repo 1 facility in March 2017.

(b)	Variance primarily due to the following: (i) $136.8 million drawn on the Lender 10 Repo 1 facility in May 2017; and (ii) $60.0 million drawn on the Lender 4 Repo 2 facility throughout the quarter.

(c)

Variance primarily due to the following: (i) $265.9 million drawn on the Master Lease Portfolio Mortgages in September 2017; (ii) $265.3 million drawn on the Lender 6 Repo 1 facility throughout the quarter; and (iii) $250.0 million drawn on FHLB in July 2017.

(d)

Variance primarily due to the following: (i) $188.7 million repaid on Lender 9 Repo 1 throughout the quarter; and (ii) $59.0 million repaid on Lender 10 Repo 1 in December 2017; partially offset by (iii) $195.0 million drawn on FHLB throughout the quarter.

		Weighted-Average		Explanations
	Quarter-End	Balance During		for Significant
Quarter Ended	Balance	Quarter	Variance	Variances
March 31, 2016	$4,516,008	$4,227,953	$288,055	(a)
June 30, 2016	4,507,395	4,298,538	208,857	(b)
September 30, 2016	4,161,287	4,323,361	(162,074)	(c)
December 31, 2016	4,197,218	4,073,485	123,733	(d)

(a)	Variance primarily due to the following: (i) $196.3 million drawn on the Lender 1 Repo 1 facility in March 2016; and (ii) $27.2 million drawn on the MBS Repo 3 facility in March 2016.

(b)	Variance primarily due to the following: (i) $137.7 million drawn on the MBS Repo 2 facility in June 2016; and (ii) $85.0 million drawn on the MBS Repo 4 facility in June 2016.

(c)	Variance primarily due to the following: (i) $130.3 million repaid on the Conduit Repo 3 facility in September 2016; and (ii) $71.3 million repaid on the Lender 4 Repo 2 facility in September 2016.

(d)

Variance primarily due to the following: (i) $491.2 million drawn on Medical Office Portfolio Mortgages in December 2016; (ii) $300.0 million drawn on the Term Loan A facility in December 2016; and (iii) $283.6 million drawn on the Lender 9 Repo 1 facility in December 2016; partially offset by (iv) $653.2 million repaid on the former Term Loan B facility in December 2016.

Borrowings under Unsecured Senior Notes

During both the years ended December 31, 2017 and 2016, the weighted average effective borrowing rate on our unsecured senior notes was 5.5%.  The effective borrowing rate includes the effects of underwriter purchase discount and the adjustment for the conversion option on the convertible notes, the initial value of which reduced the balance of the notes.

Refer to Note 11 to the Consolidated Financial Statements for further disclosure regarding the terms of our unsecured senior notes.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities

The following scheduled and/or projected principal repayments on our investments were based upon the amounts outstanding and contractual terms of the financing facilities in effect as of December 31, 2017 (amounts in thousands):

	Scheduled Principal	Scheduled/Projected	Projected/Required	Scheduled Principal
	Repayments on Loans	Principal Repayments	Repayments of	Inflows Net of
	and HTM Securities	on RMBS and CMBS	Financing	Financing Outflows
First Quarter 2018	$610,927	$15,626	$(624,785)	$1,768
Second Quarter 2018	478,970	48,472	(27,856)	499,586
Third Quarter 2018	755,940	36,914	(246,976)	545,878
Fourth Quarter 2018	605,375	31,009	(173,409)	462,975
Total	$2,451,212	$132,021	$(1,073,026)	$1,510,207

In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

Issuances of Equity Securities

We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At December 31, 2017, we had 100,000,000 shares of preferred stock available for issuance and 238,623,576 shares of common stock available for issuance.

Refer to Note 17 to the Consolidated Financial Statements for a discussion of our issuances of equity securities in recent years.

Other Potential Sources of Financing

In the future, we may also use other sources of financing to fund the acquisition of our target assets, including other secured as well as unsecured forms of borrowing and sale of certain investment securities which no longer meet our return requirements.

Repurchases of Equity Securities and Convertible Senior Notes

In September 2014, our board of directors authorized and announced the repurchase of up to $250.0 million of our outstanding common stock over a period of one year. Subsequent amendments to the repurchase program approved by our board of directors in December 2014, June 2015, January 2016 and February 2017 resulted in the program being (i) amended to increase maximum repurchases to $500.0 million, (ii) expanded to allow for the repurchase of our outstanding convertible senior notes under the program and (iii) extended through January 2019. Purchases made pursuant to the program are made in either the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are discretionary and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. During the year ended December 31, 2017, we repurchased $230.0 million aggregate principal amount of our 2018 Notes for $250.7 million, however, this repurchase was not considered part of the repurchase program and therefore does not reduce our available capacity for future repurchases under the repurchase program. During the year ended December 31, 2017, we did not repurchase any common stock under the repurchase program.  As of December 31, 2017, we had $262.2 million of remaining capacity to repurchase common stock and/or convertible senior notes under the repurchase program.

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

Dividends

We intend to continue to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to continue to pay regular quarterly dividends to our stockholders in an amount approximating our net taxable income, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating and debt service requirements. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. Refer to Note 17 to the Consolidated Financial Statements for a detailed dividend history.

The tax treatment for our aggregate distributions per share of common stock paid with respect to the 2017 tax year is as follows:

			Ordinary	Taxable
		Per Share	Taxable	Qualified	Capital Gain	Unrecaptured	Nondividend
Record Date	Payable Date	Dividend Paid	Dividends	Dividends	Distribution	1250 Gain	Distributions
12/30/2016	1/13/2017	$0.3862	$0.3485	$0.0282	$0.0377	$0.0007	$—
3/31/2017	4/14/2017	0.4800	0.4331	0.0351	0.0469	0.0009	—
6/30/2017	7/14/2017	0.4800	0.4331	0.0351	0.0469	0.0009	—
9/29/2017	10/13/2017	0.4800	0.4331	0.0351	0.0469	0.0009	—
12/29/2017	1/12/2018	0.1456	0.1315	0.0106	0.0141	0.0002	—
		$1.9718	$1.7793	$0.1441	$0.1925	$0.0036	$—

To the extent that total dividends for the 2017 tax year exceeded 2017 taxable income, the portion of the fourth quarter dividend paid in January of 2018 that is equal to such excess is treated as a 2018 dividend for federal tax purposes.

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

The amount of leverage we deploy for particular investments in our target assets depends upon our Manager’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. and European economy and commercial and residential mortgage markets, our outlook for the level, slope, and volatility of interest rates, the credit quality of our assets, the collateral underlying our assets, and our outlook for asset spreads relative to the LIBOR curve. Under our current repurchase agreements and bank credit facility, our total leverage may not exceed 75% of total assets (as defined), as adjusted to remove the impact of bona‑fide loan sales that are accounted for as financings and the consolidation of VIEs pursuant to GAAP. As of December 31, 2017, our total debt to assets ratio was 61.6%.

Contractual Obligations and Commitments

Contractual obligations as of December 31, 2017 are as follows (amounts in thousands):

		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Secured financings (a)	$5,813,447	$441,057	$1,705,924	$873,719	$2,792,747
Unsecured senior notes	2,161,344	369,981	341,363	700,000	750,000
Secured borrowings on transferred loans (b)	75,000	—	75,000	—	—
Loan funding commitments (c)	1,310,990	755,303	546,774	8,913	—
Future lease commitments	33,812	6,678	11,926	3,307	11,901
Total	$9,394,593	$1,573,019	$2,680,987	$1,585,939	$3,554,648

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

(c)

Excludes $267.7 million of loan funding commitments in which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower either earlier than, or in excess of, expectations.

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

Significant judgment is required when evaluating loans for impairment; therefore, actual results over time could be materially different. Historically, this segment has not had any realized losses on individual loans. However, we have established a general loan loss allowance based on our risk classification of the loans in our portfolio, as discussed in Note 5 to the Consolidated Financial Statements. The general loan loss allowance was $4.3 million as of December 31, 2017.

Classification and Impairment Evaluation of Investment Securities

Our investment securities consist primarily of RMBS that we classify as available‑for‑sale, CMBS and mandatorily redeemable preferred equity interests in commercial real estate entities which we expect to hold to maturity and CMBS for which we have elected the fair value option. Investments classified as available‑for‑sale are carried at their fair value. For available‑for‑sale securities where we have not elected the fair value option, changes in fair value are recorded through accumulated other comprehensive income, a component of stockholders’ equity, rather than through earnings. We do not hold any of our investment securities for trading purposes.

When the estimated fair value of a security for which we have not elected to apply the fair value option is less than its amortized cost, we consider whether there is OTTI in the value of the security. An impairment is deemed an OTTI if (i) we intend to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovering our cost basis, or (iii) we do not expect to recover our cost basis even if we do not intend to sell the security or do not believe it is more likely than not that we will be required to sell the security before recovering our cost basis. If the impairment is deemed to be an OTTI, the resulting accounting treatment depends on the factors causing the OTTI. If the OTTI has resulted from (i) our intention to sell the security, or (ii) our judgment that it is more likely than not that we will be required to sell the security before recovering our cost basis, an impairment loss is recognized in earnings equal to the difference between our amortized cost basis and fair value. Whereas, if the OTTI has resulted from our conclusion that we will not recover our cost basis even if we do not intend to sell the security or do not believe it is more likely than not that we will be required to sell the security before recovering our cost basis, only the credit loss portion of the impairment is recorded in earnings, and the portion of the loss related to other factors, such as changes in interest rates, continues to be recognized in accumulated other comprehensive income. Determining whether there is an OTTI may require us to exercise significant judgment and make significant assumptions, including, but not limited to, estimated cash flows, estimated prepayments, loss assumptions, and assumptions regarding changes in interest rates. As a result, actual OTTI losses could differ from reported amounts. Such judgments and assumptions are based upon a number of factors, including (i) credit of the issuer or the borrowers, (ii) credit rating of the security, (iii) key terms of the security, (iv) performance of underlying loans, including debt service coverage and loan‑to‑value ratios, (v) the value of the collateral for underlying loans, (vi) the effect of local, industry, and broader economic factors, and (vii) the historical and anticipated trends in defaults and loss severities for similar securities. As of December 31, 2017, we held $247.0 million of available‑for‑sale RMBS which had gross unrealized gains of $58.0 million and $0.1 million of unrealized losses. We also had $433.5 million of held‑to‑maturity securities which had gross unrealized losses of $7.8 million and gross unrealized gains of $2.6 million as of December 31, 2017. We recognized OTTI charges against earnings with respect to our investment securities of $0.1 million during the year ended December 31, 2017. There were no OTTI charges recognized during the years ended December 31, 2016 and 2015.

Valuation of Financial Assets and Liabilities Carried at Fair Value

We measure our VIE assets and liabilities, mortgage‑backed securities, derivative assets and liabilities, domestic servicing rights intangible asset and any assets or liabilities where we have elected the fair value option at fair value. When actively quoted observable prices are not available, we either use implied pricing from similar assets and liabilities or valuation models based on net present values of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors. See Note 20 to the Consolidated Financial Statements for details regarding the various methods and inputs we use in measuring the fair value of our financial assets and liabilities. As of December 31, 2017, we had $52.1 billion and $50.0 billion of financial assets and liabilities, respectively, that are measured at fair value, including $51.0 billion of VIE assets and $50.0 billion of VIE liabilities we consolidate pursuant to ASC 810.

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

Derivative Instruments and Hedging Activities

We record all derivatives on our consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on whether we have elected to designate a derivative in a hedging relationship and have satisfied the criteria necessary to apply hedge accounting under GAAP. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We regularly enter into derivative contracts that are intended to economically hedge certain of our risks, even though the transactions may not qualify for, or we may not elect to pursue, hedge accounting. In such cases, changes in the fair value of the derivatives are recorded in earnings. The designation of derivative contracts as hedges, the measurement of their effectiveness, and the estimate of the fair value of the contracts all may involve significant judgments by our management, and changes to those judgments could significantly impact our reported results of operations. As of December 31, 2017, we had $33.9 million of derivative assets and $36.2 million of derivative liabilities. We recognized net losses on derivatives of $72.5 million for the year ended December 31, 2017 and net gains on derivatives of $70.7 million and $21.6 million for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2017, we had less than $0.1 million of net unrecognized gains on derivatives designated as hedges.

Goodwill Impairment

Our goodwill at December 31, 2017 of $140.4 million represents the excess of consideration transferred over the fair value of LNR’s net assets acquired on April 19, 2013. In testing goodwill for impairment, we follow ASC 350, Intangibles—Goodwill and Other, which permits a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill. If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill, then no impairment is determined to exist for the reporting unit. However, if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value including goodwill, we compare the fair value of that reporting unit with its carrying value, including goodwill (“Step One”). If the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired with the impairment loss equal to the amount by which the carrying value of the goodwill exceeds the implied fair value of that goodwill.

Based on our qualitative assessment during the 2017 fourth quarter, we believe that the Investing and Servicing Segment reporting unit to which all of our goodwill was attributed is not currently at risk of failing Step One of the impairment test. This qualitative assessment required judgment to be applied in evaluating the effects of multiple factors, including actual and projected financial performance of the reporting unit, macroeconomic conditions, industry and market conditions, and relevant entity specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill.

Property Impairment

We review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the carrying amount of the property to the undiscounted future net cash flows it is expected to generate. If such carrying amount exceeds the expected undiscounted future net cash flows, we adjust the carrying amount of the property to its estimated fair value. The estimation of future net cash flows and fair values of our properties involves significant judgments by our management, and changes to these judgments could significantly impact our reported results of operation. As of December 31, 2017 we held properties with a carrying value of $2.6 billion, none of which we determined were impaired at any point during the year ended December 31, 2017.

Impairment of Investments in Unconsolidated Entities

Investments in unconsolidated entities are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods and available information at the time the analyses are prepared. As of December 31, 2017, we held investments in unconsolidated entities with a carrying value of $185.5 million, none of which we determined were impaired at any point during the year ended December 31, 2017.

Recent Accounting Developments

Refer to Note 2 to the Consolidated Financial Statements for a discussion of recent accounting developments and the expected impact to the Company.

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

We seek to further manage credit risk associated with our Investing and Servicing Segment loans held‑for‑sale through the purchase of credit index instruments. The following table presents our credit index instruments as of December 31, 2017 and December 31, 2016 (dollars in thousands):

	Face Value of	Aggregate Notional Value of	Number of
	Loans Held-for-Sale	Credit Index Instruments	Credit Index Instruments
December 31, 2017	$132,393	$49,000	8
December 31, 2016	$63,065	$14,000	4

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations such as repurchase agreements, bank credit facilities, term loans, revolving facilities and securitizations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we mitigate such interest rate risk through the utilization of interest rate derivatives of the same duration. The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of December 31, 2017 and 2016 (dollars in thousands):

		Aggregate Notional
	Face Value of	Value of Interest	Number of Interest
	Hedged Instruments	Rate Derivatives	Rate Derivatives
Instrument hedged as of December 31, 2017
Loans held-for-sale	$232,393	$213,600	16
RMBS, available-for-sale	366,711	69,000	2
Secured financing agreements	1,051,458	1,009,180	16
Unsecured senior notes	500,000	470,000	1
	$2,150,562	$1,761,780	35
Instrument hedged as of December 31, 2016
Loans held-for-investment	$8,000	$8,000	1
Loans held-for-sale	63,065	50,900	18
RMBS, available-for-sale	399,883	69,000	2
Secured financing agreements	1,011,067	1,003,064	18
	$1,482,015	$1,130,964	39

The following table summarizes the estimated annual change in net investment income for our LIBOR‑based investments and our LIBOR‑based debt assuming increases or decreases in LIBOR and adjusted for the effects of our interest rate hedging activities (amounts in thousands, except per share data):

	Variable-rate
	investments and	3.0%	2.0%	1.0%	1.0%
Income (Expense) Subject to Interest Rate Sensitivity	indebtedness (1)	Increase	Increase	Increase	Decrease (2)
Investment income from variable-rate investments	$6,550,069	$193,917	$128,813	$63,709	$(48,762)
Interest expense from variable-rate debt, net of interest rate derivatives	(4,086,632)	(124,459)	(85,066)	(43,962)	44,250
Net investment income from variable rate instruments	$2,463,437	$69,458	$43,747	$19,747	$(4,512)
Impact per diluted shares outstanding		$0.26	$0.17	$0.07	$(0.02)

(1)	Includes the notional value of interest rate derivatives.

(2)	Assumes LIBOR does not go below 0%.

Prepayment Risk

Prepayment risk is the risk that principal will be repaid earlier than anticipated, causing the return on certain investments to be less than expected. As we receive prepayments of principal on our assets, any premiums paid on such assets are amortized against interest income. In general, an increase in prepayment rates accelerates the amortization of purchase premiums, thereby reducing the interest income earned on the assets. Conversely, discounts on such assets are accreted into interest income. In general, an increase in prepayment rates accelerates the accretion of purchase discounts, thereby increasing the interest income earned on the assets.

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

The following table represents our current currency hedge exposure as it relates to our investments denominated in foreign currencies, along with the aggregate notional amount of the hedges in place (amounts in thousands except for number of contracts, using the December 31, 2017 pound sterling (“GBP”) closing rate of 1.3512 and Euro (“EUR”) closing rate of 1.2000:

Carrying Value of Net Investment	Local Currency	Number of Foreign Exchange Contracts		Aggregate Notional Value of Hedges Applied	Expiration Range of Contracts
$133,582	GBP	33		$340,398	January 2018 – May 2018
51,256	GBP	70		55,128	January 2018 – June 2019
30,790	EUR	4		35,732	March 2018 – December 2018
—	EUR	3		3,295	April 2018
20,558	EUR	4		23,793	February 2018 – November 2018
46,446	GBP	15		76,631	February 2018 – July 2020
656	GBP	1		1,216	March 2018
147,487	EUR	30	(1)	272,532	March 2018 – June 2020
29,450	GBP	16		41,596	March 2018 – December 2021
52,492	GBP	32		81,987	February 2018 – November 2021
13,523	GBP	7		13,570	January 2018 – April 2019
$526,240		215		$945,878

(1)	These foreign exchange contracts hedge our EUR currency exposure created by our acquisition of the Ireland Portfolio.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Starwood Property Trust, Inc.

Greenwich, Connecticut

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Starwood Property Trust, Inc.  and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants
Miami, Florida February 28, 2018 We have served as the Company's auditor since 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Starwood Property Trust, Inc.

Greenwich, Connecticut

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Starwood Property Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2017, of the Company and our report dated February 28, 2018, expressed an unqualified opinion on those financial statements and financial statement schedules.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

February 28, 2018

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	As of December 31,
	2017	2016
Assets:
Cash and cash equivalents	$369,448	$615,522
Restricted cash	48,825	35,233
Loans held-for-investment, net	6,562,495	5,847,995
Loans held-for-sale, at fair value	745,743	63,279
Loans transferred as secured borrowings	74,403	35,000
Investment securities ($284,735 and $297,638 held at fair value)	718,203	807,618
Properties, net	2,647,481	1,944,720
Intangible assets ($30,759 and $55,082 held at fair value)	183,092	219,248
Investment in unconsolidated entities	185,503	204,605
Goodwill	140,437	140,437
Derivative assets	33,898	89,361
Accrued interest receivable	47,747	28,224
Other assets	138,140	101,763
Variable interest entity (“VIE”) assets, at fair value	51,045,874	67,123,261
Total Assets	$62,941,289	$77,256,266
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$185,117	$198,134
Related-party payable	42,369	37,818
Dividends payable	125,916	125,075
Derivative liabilities	36,200	3,904
Secured financing agreements, net	5,773,056	4,154,126
Unsecured senior notes, net	2,125,235	2,011,544
Secured borrowings on transferred loans, net	74,185	35,000
VIE liabilities, at fair value	50,000,010	66,130,592
Total Liabilities	58,362,088	72,696,193
Commitments and contingencies (Note 22)
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 265,983,309 issued and 261,376,424 outstanding as of December 31, 2017 and 263,893,806 issued and 259,286,921 outstanding as of December 31, 2016	2,660	2,639
Additional paid-in capital	4,715,246	4,691,180
Treasury stock (4,606,885 shares)	(92,104)	(92,104)
Accumulated other comprehensive income	69,924	36,138
Accumulated deficit	(217,312)	(115,579)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,478,414	4,522,274
Non-controlling interests in consolidated subsidiaries	100,787	37,799
Total Equity	4,579,201	4,560,073
Total Liabilities and Equity	$62,941,289	$77,256,266

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	For the Year Ended December 31,
	2017	2016	2015
Revenues:
Interest income from loans	$513,814	$467,195	$477,931
Interest income from investment securities	52,813	70,848	93,665
Servicing fees	61,446	88,956	117,068
Rental income	249,000	152,760	36,622
Other revenues	2,815	4,908	10,591
Total revenues	879,888	784,667	735,877
Costs and expenses:
Management fees	122,699	117,451	124,733
Interest expense	295,666	230,799	202,550
General and administrative	129,587	152,941	154,628
Acquisition and investment pursuit costs	3,472	13,462	13,429
Costs of rental operations	94,258	65,101	11,542
Depreciation and amortization	93,603	66,786	29,010
Loan loss allowance, net	(5,458)	3,759	(2)
Other expense	1,422	828	389
Total costs and expenses	735,249	651,127	536,279
Income before other income (loss), income taxes and non-controlling interests	144,639	133,540	199,598
Other income (loss):
Change in net assets related to consolidated VIEs	252,434	151,593	185,490
Change in fair value of servicing rights	(24,323)	(47,149)	(12,605)
Change in fair value of investment securities, net	(3,811)	(1,401)	3,084
Change in fair value of mortgage loans held-for-sale, net	66,987	74,251	64,320
Earnings from unconsolidated entities	30,505	21,723	26,674
Gain on sale of investments and other assets, net	20,499	1,942	22,664
(Loss) gain on derivative financial instruments, net	(72,532)	70,734	21,598
Foreign currency gain (loss), net	33,671	(33,967)	(37,221)
Total other-than-temporary impairment (“OTTI”)	(180)	(54)	(12)
Noncredit portion of OTTI recognized in other comprehensive income	71	54	12
Net impairment losses recognized in earnings	(109)	—	—
Loss on extinguishment of debt	(5,915)	(8,781)	(5,921)
Other income, net	2,244	13,510	1,708
Total other income (loss)	299,650	242,455	269,791
Income before income taxes	444,289	375,995	469,389
Income tax provision	(31,522)	(8,344)	(17,206)
Net income	412,767	367,651	452,183
Net income attributable to non-controlling interests	(11,997)	(2,465)	(1,486)
Net income attributable to Starwood Property Trust, Inc.	$400,770	$365,186	$450,697

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic	$1.53	$1.52	$1.92
Diluted	$1.52	$1.50	$1.91

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Net income	$412,767	$367,651	$452,183
Other comprehensive income (net change by component):
Cash flow hedges	51	39	32
Available-for-sale securities	12,960	7,622	(22,883)
Foreign currency translation	20,775	(1,252)	(3,316)
Other comprehensive income (loss)	33,786	6,409	(26,167)
Comprehensive income	446,553	374,060	426,016
Less: Comprehensive income attributable to non-controlling interests	(11,997)	(2,465)	(1,486)
Comprehensive income attributable to Starwood Property Trust, Inc.	$434,556	$371,595	$424,530

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(Amounts in thousands, except share data)

								Total
								Starwood
							Accumulated	Property
	Common stock		Additional				Other	Trust, Inc.	Non-
		Par	Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’	Controlling	Total
	Shares	Value	Capital	Shares	Amount	Deficit	Income	Equity	Interests	Equity
Balance, January 1, 2015	224,752,053	$2,248	$3,835,725	1,213,750	$(23,635)	$(9,378)	$55,896	$3,860,856	$22,056	$3,882,912
Proceeds from public offering of common stock	13,800,000	138	326,004	—	—	—	—	326,142	—	326,142
Proceeds from DRIP Plan	12,670	—	286	—	—	—	—	286	—	286
Equity offering costs	—	—	(945)	—	—	—	—	(945)	—	(945)
Common stock repurchased	—	—	—	2,340,246	(48,746)	—	—	(48,746)	—	(48,746)
Equity component of 2019 Convertible Senior Notes repurchase	—	—	(17,727)	—	—	—	—	(17,727)	—	(17,727)
Share-based compensation	1,734,642	17	32,129	—	—	—	—	32,146	—	32,146
Manager incentive fee paid in stock	745,410	7	17,372	—	—	—	—	17,379	—	17,379
Net income	—	—	—	—	—	450,697	—	450,697	1,486	452,183
Dividends declared, $1.92 per share	—	—	—	—	—	(453,605)	—	(453,605)	—	(453,605)
Other comprehensive loss, net	—	—	—	—	—	—	(26,167)	(26,167)	—	(26,167)
VIE non-controlling interests	—	—	—	—	—	—	—	—	2,232	2,232
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	6,974	6,974
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(2,121)	(2,121)
Balance, December 31, 2015	241,044,775	$2,410	$4,192,844	3,553,996	$(72,381)	$(12,286)	$29,729	$4,140,316	$30,627	$4,170,943
Proceeds from public offering of common stock	20,470,000	205	448,620	—	—	—	—	448,825	—	448,825
Proceeds from DRIP Plan	19,451	—	405	—	—	—	—	405	—	405
Equity offering costs	—	—	(778)	—	—	—	—	(778)	—	(778)
Common stock repurchased	—	—	—	1,052,889	(19,723)	—	—	(19,723)	—	(19,723)
Equity component of 2017 Convertible Senior Notes repurchase	—	—	(355)	—	—	—	—	(355)	—	(355)
Share-based compensation	1,427,027	15	32,618	—	—	—	—	32,633	—	32,633
Manager incentive fee paid in stock	932,553	9	17,826	—	—	—	—	17,835	—	17,835
Net income	—	—	—	—	—	365,186	—	365,186	2,465	367,651
Dividends declared, $1.92 per share	—	—	—	—	—	(468,479)	—	(468,479)	—	(468,479)
Other comprehensive income, net	—	—	—	—	—	—	6,409	6,409	—	6,409
VIE non-controlling interests	—	—	—	—	—	—	—	—	254	254
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	11,387	11,387
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(6,934)	(6,934)
Balance, December 31, 2016	263,893,806	$2,639	$4,691,180	4,606,885	$(92,104)	$(115,579)	$36,138	$4,522,274	$37,799	$4,560,073
Proceeds from DRIP Plan	31,626	—	702	—	—	—	—	702	—	702
Equity offering costs	—	—	(15)	—	—	—	—	(15)	—	(15)
Equity component of 2023 Convertible Senior Notes issuance	—	—	3,755	—	—	—	—	3,755	—	3,755
Equity component of 2018 Convertible Senior Notes repurchase	—	—	(18,105)	—	—	—	—	(18,105)	—	(18,105)
Share-based compensation	1,178,565	12	18,139	—	—	—	—	18,151	—	18,151
Manager incentive fee paid in stock	879,312	9	19,590	—	—	—	—	19,599	—	19,599
Net income	—	—	—	—	—	400,770	—	400,770	11,997	412,767
Dividends declared, $1.92 per share	—	—	—	—	—	(502,503)	—	(502,503)	—	(502,503)
Other comprehensive income, net	—	—	—	—	—	—	33,786	33,786	—	33,786
VIE non-controlling interests	—	—	—	—	—	—	—	—	1,718	1,718
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	145,283	145,283
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(96,010)	(96,010)
Balance, December 31, 2017	265,983,309	$2,660	$4,715,246	4,606,885	$(92,104)	$(217,312)	$69,924	$4,478,414	$100,787	$4,579,201

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$412,767	$367,651	$452,183
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of deferred financing costs, premiums and discounts on secured financing agreements and secured borrowings on transferred loans	19,298	16,190	14,617
Amortization of discounts and deferred financing costs on senior notes	21,531	21,667	20,832
Accretion of net discount on investment securities	(15,208)	(16,527)	(24,556)
Accretion of net deferred loan fees and discounts	(39,084)	(48,384)	(36,862)
Share-based compensation	18,151	32,633	32,146
Share-based component of incentive fees	19,599	17,835	17,379
Change in fair value of fair value option investment securities	3,811	1,401	(3,084)
Change in fair value of consolidated VIEs	(69,483)	28,734	45,646
Change in fair value of servicing rights	24,323	47,149	12,605
Change in fair value of loans held-for-sale	(66,987)	(74,251)	(64,320)
Change in fair value of derivatives	68,309	(75,122)	(28,549)
Foreign currency (gain) loss, net	(33,439)	33,660	37,110
Gain on sale of investments and other assets	(20,499)	(1,942)	(22,664)
Impairment charges	1,146	728	—
Loan loss allowance, net	(5,458)	3,759	(2)
Depreciation and amortization	90,896	61,571	27,232
Earnings from unconsolidated entities	(30,505)	(21,723)	(26,674)
Distributions of earnings from unconsolidated entities	67,542	19,983	23,082
Bargain purchase gain	—	(8,406)	—
Loss on extinguishment of debt	5,915	8,781	5,921
Origination and purchase of loans held-for-sale, net of principal collections	(2,199,390)	(1,669,543)	(1,848,141)
Proceeds from sale of loans held-for-sale	1,582,050	1,884,352	2,100,216
Changes in operating assets and liabilities:
Related-party payable, net	4,551	(3,137)	204
Accrued and capitalized interest receivable, less purchased interest	(94,077)	(76,071)	(65,972)
Other assets	(35,300)	12,383	(28,485)
Accounts payable, accrued expenses and other liabilities	22,702	(6,741)	(34,187)
Net cash (used in) provided by operating activities	(246,839)	556,630	605,677
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(3,234,987)	(2,815,333)	(2,360,225)
Proceeds from principal collections on loans	2,562,515	2,667,929	1,552,422
Proceeds from loans sold	52,609	382,881	637,124
Purchase of investment securities	(98,394)	(360,341)	(182,018)
Proceeds from sales of investment securities	11,579	18,725	6,410
Proceeds from principal collections on investment securities	232,793	108,790	428,569
Real estate business combinations, net of cash and restricted cash acquired	(17,639)	(849,950)	(544,222)
Proceeds from sale of properties	55,739	—	35,576
Purchases and additions to properties and other assets	(573,930)	(15,963)	(1,920)
Investment in unconsolidated entities	(32,186)	(11,148)	(32,436)
Distribution of capital from unconsolidated entities	14,252	15,895	30,855
Payments for purchase or termination of derivatives	(40,518)	(27,820)	(27,054)
Proceeds from termination of derivatives	31,456	85,614	36,547
Return of investment basis in purchased derivative asset	151	272	337
Restricted cash divested of European servicing and advisory business	—	(89)	—
Net cash used in investing activities	(1,036,560)	(800,538)	(420,035)

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(Amounts in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Cash Flows from Financing Activities:
Proceeds from borrowings	$6,273,600	$6,024,032	$4,856,319
Principal repayments on and repurchases of borrowings	(4,586,509)	(5,266,115)	(4,335,654)
Payment of deferred financing costs	(22,703)	(37,304)	(21,701)
Proceeds from common stock issuances	702	449,230	326,428
Payment of equity offering costs	(647)	(718)	(945)
Payment of dividends	(501,663)	(458,351)	(446,847)
Contributions from non-controlling interests	106	11,387	71
Distributions to non-controlling interests	(96,010)	(6,934)	(2,121)
Purchase of treasury stock	—	(19,723)	(48,746)
Issuance of debt of consolidated VIEs	25,605	35,728	9,132
Repayment of debt of consolidated VIEs	(137,208)	(283,012)	(463,922)
Distributions of cash from consolidated VIEs	92,411	57,293	34,724
Net cash provided by (used in) financing activities	1,047,684	505,513	(93,262)
Net (decrease) increase in cash, cash equivalents and restricted cash	(235,715)	261,605	92,380
Cash, cash equivalents and restricted cash, beginning of year	650,755	391,884	303,891
Effect of exchange rate changes on cash	3,233	(2,734)	(4,387)
Cash, cash equivalents and restricted cash, end of year	$418,273	$650,755	$391,884
Supplemental disclosure of cash flow information:
Cash paid for interest	$250,690	$185,053	$160,386
Income taxes paid	20,767	9,742	29,171
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared, but not yet paid	$125,844	$125,075	$114,947
Consolidation of VIEs (VIE asset/liability additions)	3,925,370	21,289,873	12,050,421
Deconsolidation of VIEs (VIE asset/liability reductions)	2,480,125	5,717,982	7,825,212
Net assets acquired from consolidated VIEs	31,547	181,689	124,988
Fair value of assets acquired, net of cash and restricted cash	18,507	1,043,112	872,343
Fair value of liabilities assumed	760	184,756	328,121
Settlement of loans transferred as secured borrowings	35,000	68,206	94,446
Contributions of DownREIT net assets from non-controlling interests	145,177	—	—
Unsettled derivative transactions	—	28,472	—
Net assets divested of Europe servicing and advisory business, net of cash and restricted cash	—	1,349	—
Equity interest acquired in Situs Group Holdings Corporation	—	12,234	—
Net assets acquired through foreclosure	—	—	14,530

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2017

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

We have three reportable business segments as of December 31, 2017:

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

When we consolidate entities other than securitization VIEs, the third party ownership interests are reflected as non-controlling interests in consolidated subsidiaries, a separate component of equity, in our consolidated balance sheet.  When we consolidate securitization VIEs, the third party ownership interests are reflected as VIE liabilities in our consolidated balance sheet because the beneficial interests payable to these third parties are legally issued in the form of debt.  Our presentation of net income attributes earnings to controlling and non-controlling interests.

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

To assess whether we have the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, we consider all facts and circumstances, including our role in establishing the VIE and our ongoing rights and responsibilities. This assessment includes: (i) identifying the activities that most significantly impact the VIE’s economic performance; and (ii) identifying which party, if any, has power over those activities. In general, the parties that make the most significant decisions affecting the VIE or have the right to unilaterally remove those decision makers are deemed to have the power to direct the activities of a VIE. The right to remove the decision maker in a VIE must be exercisable without cause for the decision maker to not be deemed the party that has the power to direct the activities of a VIE.

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

We have elected the fair value option for eligible financial assets and liabilities of our consolidated securitization VIEs, loans held‑for‑sale originated or acquired for future securitization, purchased CMBS issued by VIEs we could consolidate in the future and certain investments in marketable equity securities. The fair value elections for VIE and securitization related items were made in order to mitigate accounting mismatches between the carrying value of the instruments and the related assets and liabilities that we consolidate at fair value. The fair value elections for mortgage loans held‑for‑sale were made due to the short‑term nature of these instruments. The fair value elections for investments in marketable equity securities were made because the shares are listed on an exchange, which allows us to determine the fair value using a quoted price from an active market.

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

Effective with our acquisition of the DownREIT Portfolio (see Note 3) in December 2017, we early adopted ASU 2017-01, Business Combinations (Topic 805) – Clarifying the Definition of a Business, whereby we apply the asset acquisition provisions of ASC 805 in accounting for acquisitions of real estate with in-place leases where substantially all of the fair value of the assets acquired is concentrated in either a single identifiable asset or group of similar identifiable assets. This results in the acquired properties being recognized initially at their purchase price inclusive of acquisition costs, which are capitalized.  All other acquisitions of real estate with in-place leases are accounted for in accordance with the business combination provisions of ASC 805.  We also continue to apply the asset acquisition provisions of ASC 805 for acquired real estate assets where a lease is entered into concurrently with the acquisition of the asset, such as in sale leaseback transactions.

Prior to our early adoption of ASU 2017-01, we applied the business combination provisions of ASC 805 in accounting for most acquisitions of real estate assets with in-place leases.  In doing so, we recorded provisional amounts for certain items as of the date of acquisition.  During the measurement period, a period which shall not exceed one year, we prospectively adjust the provisional amounts recognized to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and short‑term investments. Short‑term investments are comprised of highly liquid instruments with original maturities of three months or less. The Company maintains its cash and cash equivalents in multiple financial institutions and at times these balances exceed federally insurable limits.

Restricted Cash

Restricted cash includes cash and cash equivalents that are legally or contractually restricted as to withdrawal or usage and primarily includes cash collateral associated with derivative financial instruments and funds held on behalf of borrowers and tenants. Effective January 1, 2017, we early adopted ASU 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash, which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning and end-of-year total amounts shown on the statement of cash flows. As required by this ASU, we applied this change retrospectively to our prior year consolidated statements of cash flows for the years ended December 31, 2016 and 2015.

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

Loans Held‑For‑Sale

Our loans that we intend to sell or liquidate in the short‑term are classified as held‑for‑sale and are carried at the lower of amortized cost or fair value, unless we have elected to apply the fair value option at origination or purchase. With regards to our Investing and Servicing Segment’s conduit business, we periodically enter into derivative financial instruments to hedge unpredictable changes in fair value of loans held-for-sale, including changes resulting from both interest rates and credit quality. Because these derivatives are not designated, changes in their fair value are recorded in earnings. In order to best reflect the results of the hedged loan portfolio in earnings, we have elected the fair value option for these loans. As a result, changes in the fair value of the loans are also recorded in earnings.

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

Servicing Rights Intangibles

Our identifiable intangible assets include U.S. special servicing rights and, until October 2016, also included European servicing rights.  For the U.S. special servicing rights, we have elected to apply the fair value measurement method, which is necessary to conform to our election of the fair value option for measuring the assets and liabilities of the VIEs consolidated pursuant to ASC 810. For the European servicing rights, the amortization method was elected and the asset was amortized in proportion to and over the period of estimated net servicing income.

Lease Intangibles

In connection with our acquisition of properties, we recognize intangible lease assets and liabilities associated with certain noncancelable operating leases of the acquired properties. These intangible lease assets and liabilities include in-place lease intangible assets, favorable lease intangible assets and unfavorable lease liabilities.  In-place lease intangible assets reflect the acquired benefit of purchasing properties with in-place leases and are measured based on estimates of direct costs associated with leasing the property and lost rental income during projected lease-up and free rent periods, both of which are avoided due to the presence of in-place leases at the acquisition date. Favorable and unfavorable lease intangible assets and liabilities reflect the terms of in-place tenant leases being either favorable or unfavorable relative to market terms at the acquisition date.  The estimated fair values of our favorable and unfavorable lease assets and liabilities at the respective acquisition dates represent the discounted cash flow differential between the contractual cash flows of such leases and the estimated cash flows that comparable leases at market terms would generate. Our intangible lease assets and liabilities are recognized within intangible assets and other liabilities, respectively, in our consolidated balance sheets.  Our in-place lease intangible assets are amortized to amortization expense while our favorable and unfavorable lease intangible assets and liabilities where we are the lessor are amortized to rental income.  Favorable and unfavorable lease intangible assets and liabilities where we are the lessee are amortized to costs of rental operations, except in the case of our unfavorable lease liability associated with office space occupied by the Company, which is amortized to general and administrative expense.  Both our favorable and unfavorable lease intangible assets and liabilities are amortized over the remaining noncancelable term of the respective leases on a straight-line basis.

Lease Classification

In accordance with ASC 840, Leases, we evaluate all new or amended leases to determine if the lease (i) provides for a transfer of ownership to the lessee at the conclusion of the lease, (ii) provides the lessee with a bargain purchase option, (iii) has a term of 75% or more of the leased asset’s remaining useful life, or (iv) has minimum lease payments with a present value of 90% or more of the leased asset’s fair value.  If any of these conditions exist, we account for the lease as a capital lease, otherwise, the lease is considered an operating lease.

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

Goodwill

Goodwill is not amortized, but rather tested for impairment annually or more frequently if events or changes in circumstances indicate potential impairment. Goodwill at December 31, 2017 and 2016 represents the excess of the consideration paid in connection with the acquisition of LNR Property LLC (“LNR”) in April 2013 over the fair value of net assets acquired.

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

Deferred Financing Costs

Costs incurred in connection with debt issuance are capitalized and amortized to interest expense over the terms of the respective debt agreements. Such costs are presented as a direct deduction from the carrying value of the related debt liability.

Acquisition and Investment Pursuit Costs

Costs incurred in connection with acquisitions of properties accounted for as business combinations, investments, loans and businesses, as well as in pursuing unsuccessful acquisitions and investments, are recorded within acquisition and investment pursuit costs in our consolidated statements of operations when incurred.  These costs reflect services performed by third parties and principally include due diligence and legal services.

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

Earnings Per Share

We present both basic and diluted earnings per share (“EPS”) amounts in our financial statements.  Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from (i) our share-based compensation, consisting of unvested RSUs and RSAs, (ii) shares contingently issuable to our Manager, (iii) the “in-the-money” conversion options associated with our outstanding convertible senior notes (see Notes 11 and 18), and (iv) non-controlling interests that are redeemable with our common stock (see Note 17). Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

Nearly all of the Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities.  In addition, the non-controlling interests that are redeemable with our common stock are considered participating securities because they earn a preferred return indexed to the dividend rate on our common stock (see Note 17).  Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities.  For the years ended December 31, 2017, 2016 and 2015, the two-class method resulted in the most dilutive EPS calculation.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to our current year presentation. In that regard, we have reclassified $0.7 million of impairment of lease intangible assets from OTTI to other expense in our consolidated statement of operations for the year ended December 31, 2016.

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

3. Acquisitions and Divestitures

DownREIT Portfolio Acquisition

On December 21, 2017, we entered into an agreement to acquire a 27-property, 6,109 unit, 99% occupied affordable housing portfolio located in Central and South Florida for $594.7 million, which includes $40.0 million of contingent consideration (the “DownREIT Portfolio”). On December 28, 2017, we acquired eight of these affordable housing communities (the “First Closing”), which include 1,740 units, for $156.2 million, including contingent consideration of $10.8 million. We financed the First Closing utilizing 10-year mortgage debt totaling $116.7 million with a fixed 3.81% interest rate.

The First Closing was effectuated via a contribution of the properties by third parties (the “Contributors”) to SPT Dolphin Intermediate LLC (“SPT Dolphin”), a newly-formed, wholly-owned subsidiary of the Company.  In exchange for the contribution, the Contributors received cash of $84.8 million, 2,779,774 Class A units of SPT Dolphin (the “Class A Units”) and rights to receive an additional 498,921 Class A Units if certain contingent events occur.  The Class A unitholders have the right, commencing six months from issuance, to redeem their Class A Units for consideration equal to the current share price of the Company’s common stock on a one-for-one basis, with the consideration paid in either cash or the Company’s common stock, at the determination of the Company. Subsequent closings will share a similar structure.

Effective with our commitment to acquire the DownREIT Portfolio, we early adopted ASU 2017-01, as discussed in Note 2.  In accordance with this guidance, because substantially all of the fair value of the properties acquired was concentrated in a group of similar identifiable assets, the First Closing was accounted for in accordance with the asset acquisition provisions of ASC 805.  The acquired properties were recognized initially at their purchase price of $145.4 million plus capitalized acquisition costs of $1.0 million.  Contingent consideration of $10.8 million will be recognized when the contingency is resolved.

Master Lease Portfolio Acquisition

On September 25, 2017, we acquired 20 retail properties and three industrial properties (the “Master Lease Portfolio”) for a purchase price of $553.3 million, inclusive of $3.7 million of related transaction costs.  Concurrently with the acquisition, we leased the properties back to the seller under corporate guaranteed master net lease agreements with initial terms of 24.6 years and periodic rent escalations. These properties, which collectively comprise 5.3 million square feet, are geographically dispersed throughout the U.S., with more than 50% of the portfolio, by carrying value, located in Utah, Florida, Texas and Minnesota. We utilized $265.9 million in new financing in order to fund the acquisition (as set forth in Note 10).  This sale leaseback transaction was accounted for as an asset acquisition.

Investing and Servicing Segment Property Portfolio Acquisition

During the year ended December 31, 2017, our Investing and Servicing Segment acquired the net equity of three commercial real estate properties from CMBS trusts for $48.7 million.  These properties, aggregated with the controlling interests in 24 commercial real estate properties acquired from CMBS trusts during the years ended December 31, 2015 and 2016 for an aggregate acquisition price of $268.5 million, comprise the Investing and Servicing Segment Property Portfolio (the “REIS Equity Portfolio”).  When the properties are acquired from CMBS trusts that are consolidated as VIEs on our balance sheet, the acquisitions are reflected as repayment of debt of consolidated VIEs in our consolidated statements of cash flows.

For the three commercial real estate properties acquired during 2017, we recognized revenues of $2.2 million and net loss of $0.1 million during the year ended December 31, 2017. Such net loss includes (i) bargain purchase gains of $0.6 million, (ii) depreciation and amortization expense of $1.1 million and (iii) one-time acquisition-related costs, such as legal and due diligence costs, of approximately $0.2 million.

We applied the business combination provisions of ASC 805 in accounting for the REIS Equity Portfolio acquisitions. No goodwill was recognized in connection with the REIS Equity Portfolio acquisitions as the purchase prices did not exceed the fair values of the net assets acquired. Bargain purchase gains of $0.6 million and $8.8 million were recognized within change in net assets related to consolidated VIEs in our consolidated statements of operations for the years ended December 31, 2017 and 2016, respectively, as the fair value of the net assets acquired for certain properties exceeded the purchase price.

During the year ended December 31, 2017, in accordance with ASU 2015-16, Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments, we adjusted our initial provisional estimates of the acquisition date fair values of the identified assets acquired and liabilities assumed for two of the properties acquired within the REIS Equity Portfolio during the years ended December 31, 2017 and 2016 to reflect new information obtained regarding facts and circumstances that existed at the acquisition date. The following table summarizes the measurement period adjustments applied to the initial provisional acquisition date balance sheets (amounts in thousands):

	2017 Acquisition Adjustment			2016 Acquisition Adjustment
		Measurement			Measurement
	Initial	Period	Adjusted	Initial	Period	Adjusted
Assets acquired:	Acquisition	Adjustment	Amounts	Acquisition	Adjustment	Amounts
Properties	$16,600	$(392)	$16,208	$12,087	$660	$12,747
Intangible assets	2,355	(56)	2,299	4,270	(802)	3,468
Other assets	—	—	—	97	—	97
Total assets acquired	18,955	(448)	18,507	16,454	(142)	16,312
Liabilities assumed:
Accounts payable, accrued expenses and other liabilities	762	(1)	761	1,539	(142)	1,397
Total liabilities assumed	762	(1)	761	1,539	(142)	1,397
Non-controlling interests	—	—	—	3,084	—	3,084
Net assets acquired	$18,193	$(447)	$17,746	$11,831	$—	$11,831

The net income effect associated with the measurement period adjustments during the year ended December 31, 2017 was immaterial.

During the year ended December 31, 2017, we sold five properties within the Investing and Servicing Segment for $52.4 million recognizing gain on sale of $19.8 million within gain on sale of investments and other assets in our consolidated statement of operations. During the year ended December 31, 2017, $3.3 million of such gains were attributable to non-controlling interests. During the years ended December 31, 2016 and 2015, no Investing and Servicing segment properties were sold.

Medical Office Portfolio Acquisition

The Medical Office Portfolio is comprised of 34 medical office buildings acquired for a purchase price of $758.7 million during the year ended December 31, 2016.  These properties, which collectively comprise 1.9 million square feet, are geographically dispersed throughout the U.S. and primarily affiliated with major hospitals or located on or adjacent to major hospital campuses. No goodwill or bargain purchase gains were recognized in connection with the

Medical Office Portfolio acquisition as the purchase price equaled the fair value of the net assets acquired.

During the year ended December 31, 2017, in accordance with ASU 2015-16, we adjusted our initial provisional estimates of the acquisition date fair values of the identified assets acquired and liabilities assumed for certain properties acquired within the Medical Office Portfolio during the year ended December 31, 2016 to reflect new information obtained regarding facts and circumstances that existed at the acquisition date. The following table summarizes the measurement period adjustment applied to the initial provisional acquisition date balance sheet (amounts in thousands):

	2016 Acquisition Adjustment
		Measurement
	Initial	Period	Adjusted
Assets acquired:	Amounts	Adjustment	Amounts
Properties	$686,984	$(8,257)	$678,727
Intangible assets	85,596	(88)	85,508
Other assets	511	4,722	5,233
Total assets acquired	773,091	(3,623)	769,468
Liabilities assumed:
Accounts payable, accrued expenses and other liabilities	14,327	(3,516)	10,811
Total liabilities assumed	14,327	(3,516)	10,811
Net assets acquired	$758,764	$(107)	$758,657

The net income effect associated with the measurement period adjustment during the year ended December 31, 2017 was immaterial.

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

Ireland Portfolio Acquisition

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

During the year ended December 31, 2017, we sold one office property within the Ireland Portfolio for $3.9 million, recognizing an immaterial gain on sale within gain on sale of investments and other assets in our consolidated statement of operations.

Purchase Price Allocations of Business Combinations

We applied the business combination provisions of ASC 805 in accounting for our acquisitions of the REIS Equity Portfolio, Medical Office Portfolio, Woodstar Portfolio and Ireland Portfolio.  In doing so, we have recorded all identifiable assets acquired and liabilities assumed at fair value as of the respective acquisition dates.  These amounts for certain properties within the REIS Equity Portfolio are provisional and may be adjusted during the measurement period, which expires no later than one year from the acquisition dates, if new information is obtained that, if known, would have affected the amounts recognized as of the acquisition dates.

The following table summarizes the identified assets acquired and liabilities assumed as of the respective acquisition dates, including the effect of the measurement period adjustments set forth above (amounts in thousands):

	2017	2016			2015
	REIS Equity	Medical Office	Woodstar	REIS Equity	Woodstar	REIS Equity	Ireland
Assets acquired:	Portfolio	Portfolio	Portfolio	Portfolio	Portfolio	Portfolio	Portfolio
Cash and cash equivalents	$—	$—	$6,254	$—	$—	$—	$—
Restricted cash	—	—	—	—	—	—	10,829
Properties	38,770	678,727	245,430	124,479	339,040	128,218	445,369
Intangible assets	11,955	85,508	8,174	24,836	11,337	19,381	59,529
Other assets	85	5,233	16,417	2,978	652	4,973	2,508
Total assets acquired	50,810	769,468	276,275	152,293	351,029	152,572	518,235
Liabilities assumed:
Accounts payable, accrued expenses and other liabilities	1,516	10,811	19,666	7,216	18,030	6,998	17,552
Secured financing agreements	—	—	150,763	—	8,982	—	283,010
Total liabilities assumed	1,516	10,811	170,429	7,216	27,012	6,998	300,562
Non-controlling interests	—	—	—	6,462	—	6,904	—
Net assets acquired	$49,294	$758,657	$105,846	$138,615	$324,017	$138,670	$217,673

European Servicing and Advisory Business Divestiture

In October 2016, we contributed the equity in the subsidiary which owned our European servicing and advisory business to Situs Group Holdings Corporation (“Situs”) in exchange for a non-controlling 6.25% equity interest valued at $12.2 million.  We contributed net assets with a carrying value of $3.2 million and recognized a gain of $0.2 million in connection with the exchange, which includes an $8.8 million loss resulting from a release of the accumulated foreign currency translation adjustment component of equity, all recognized within gain on sale of investments and other assets, net in our consolidated statement of operations for the year ended December 31, 2016. We account for the interest we received in Situs as a cost method investment, as set forth in Note 8.

4. Restricted Cash

A summary of our restricted cash as of December 31, 2017 and 2016 is as follows (amounts in thousands):

	As of December 31,
	2017	2016
Cash collateral for derivative financial instruments	$26,256	$14,341
Funds held on behalf of borrowers and tenants	10,918	5,306
Other restricted cash	11,651	15,586
	$48,825	$35,233

5. Loans

Our loans held‑for‑investment are accounted for at amortized cost and our loans held‑for‑sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option. The following tables summarize our investments in mortgages and loans by subordination class as of December 31, 2017 and 2016 (dollars in thousands):

				Weighted
			Weighted	Average Life
	Carrying	Face	Average	(“WAL”)
December 31, 2017	Value	Amount	Coupon	(years)(1)
First mortgages (2)	$5,818,804	$5,843,623	6.2%	2.0
Subordinated mortgages (3)	177,115	177,386	10.8%	1.9
Mezzanine loans (2)	545,299	545,355	11.0%	1.1
Other	25,607	29,320	8.5%	3.9
Total loans held-for-investment	6,566,825	6,595,684
Loans held-for-sale, fair value option, residential	613,287	594,105	6.2%	5.4
Loans held-for-sale, fair value option, commercial	132,456	132,393	4.6%	10.0
Loans transferred as secured borrowings	74,403	75,000	6.2%	2.3
Total gross loans	7,386,971	7,397,182
Loan loss allowance (loans held-for-investment)	(4,330)	—
Total net loans	$7,382,641	$7,397,182

December 31, 2016
First mortgages (2)	$4,865,994	$4,881,656	5.7%	2.2
Subordinated mortgages (3)	278,032	293,925	8.9%	3.3
Mezzanine loans (2)	713,757	714,608	9.6%	1.8
Total loans held-for-investment	5,857,783	5,890,189
Loans held-for-sale, fair value option, commercial	63,279	63,065	5.3%	10.0
Loans transferred as secured borrowings	35,000	35,000	6.2%	0.4
Total gross loans	5,956,062	5,988,254
Loan loss allowance (loans held-for-investment)	(9,788)	—
Total net loans	$5,946,274	$5,988,254

(1)

Represents the WAL of each respective group of loans as of the respective balance sheet date. The WAL of each individual loan is calculated using amounts and timing of future principal payments, as projected at origination or acquisition.

(2)

First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.  The application of this methodology resulted in mezzanine loans with carrying values of $851.1 million and $964.1 million being classified as first mortgages as of December 31, 2017 and 2016, respectively.

(3)

Subordinated mortgages include B-Notes and junior participation in first mortgages where we do not own the senior A-Note or senior participation. If we own both the A-Note and B-Note, we categorize the loan as a first mortgage loan.

As of December 31, 2017, approximately $6.1 billion, or 93.0%, of our loans held for-investment were variable rate and paid interest principally at LIBOR plus a weighted‑average spread of 5.0%. The following table summarizes our investments in floating rate loans (dollars in thousands):

	As of December 31,
	2017			2016
			Carrying			Carrying
Index	Base Rate		Value	Base Rate		Value
One-month LIBOR USD	1.5643%		$397,916	0.7717%		$880,357
LIBOR floor	0.15 - 1.29	% (1)	5,708,804	0.15 - 3.00	% (1)	4,449,861
Total			$6,106,720			$5,330,218

(1)	The weighted‑average LIBOR floor was 0.59% and 0.36% as of December 31, 2017 and 2016, respectively.

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

As of December 31, 2017, the risk ratings for loans subject to our rating system, which excludes loans for which the fair value option has been elected, by class of loan were as follows (dollars in thousands):

	Balance Sheet Classification
	Loans Held-For-Investment					Loans
						Transferred		% of
Risk Rating	First	Subordinated	Mezzanine		Loans Held-	As Secured		Total
Category	Mortgages	Mortgages	Loans	Other	For-Sale	Borrowings	Total	Loans
1	$2,003	$—	$—	$20,267	$—	$—	$22,270	0.3%
2	2,462,268	11,927	137,803	—	—	—	2,611,998	35.4%
3	3,183,592	165,188	407,496	5,340	—	74,403	3,836,019	51.9%
4	120,479	—	—	—	—	—	120,479	1.6%
5	50,462	—	—	—	—	—	50,462	0.7%
N/A	—	—	—	—	745,743	—	745,743	10.1%
	$5,818,804	$177,115	$545,299	$25,607	$745,743	$74,403	$7,386,971	100.0%

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

After completing our impairment evaluation process as of December 31, 2017, we concluded that none of our loans were impaired and therefore no individual loan impairment charges were required on any individual loans, as we expect to collect all outstanding principal and interest. None of our loans were 90 days or greater past due as of December 31, 2017.

In accordance with our policies, we record an allowance for loan losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4,” plus (ii) 5% of the aggregate carrying amount of loans rated as a “5,” plus (iii) impaired loan reserves, if any.  The following table presents the activity in our allowance for loan losses (amounts in thousands):

	For the year ended December 31,
	2017	2016	2015
Allowance for loan losses at January 1	$9,788	$6,029	$6,031
Provision for loan losses	(5,458)	3,759	(2)
Charge-offs	—	—	—
Recoveries	—	—	—
Allowance for loan losses at December 31	$4,330	$9,788	$6,029
Recorded investment in loans related to the allowance for loan loss	$170,941	$516,450	$401,880

The activity in our loan portfolio was as follows (amounts in thousands):

	For the year ended December 31,
	2017	2016		2015
Balance at January 1	$5,946,274	$6,263,517		$6,300,285
Acquisitions/originations/additional funding	5,500,539	4,502,842		4,223,178
Capitalized interest (1)	74,339	80,992		70,675
Basis of loans sold (2)	(1,634,717)	(2,266,901)		(2,732,501)
Loan maturities/principal repayments	(2,658,522)	(2,742,462)		(1,647,852)
Discount accretion/premium amortization	39,084	48,384		36,862
Changes in fair value	66,987	74,251		64,320
Unrealized foreign currency translation gain (loss)	42,356	(47,906)		(51,278)
Change in loan loss allowance, net	5,458	(3,759)		2
Transfer to/from other asset classifications	843	37,316	(3)	(174)
Balance at December 31	$7,382,641	$5,946,274		$6,263,517

(1)	Represents accrued interest income on loans whose terms do not require current payment of interest.

(2)	See Note 12 for additional disclosure on these transactions.

(3)	Primarily represents commercial mortgage loans acquired from CMBS trusts which are consolidated as VIEs on our balance sheet.

6. Investment Securities

Investment securities were comprised of the following as of December 31, 2017 and 2016 (amounts in thousands):

	Carrying Value as of December 31,
	2017	2016
RMBS, available-for-sale	$247,021	$253,915
CMBS, fair value option (1)	1,024,143	990,570
Held-to-maturity (“HTM”) securities	433,468	509,980
Equity security, fair value option	13,523	12,177
Subtotal—Investment securities	1,718,155	1,766,642
VIE eliminations (1)	(999,952)	(959,024)
Total investment securities	$718,203	$807,618

(1)	Certain fair value option CMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.

Purchases, sales and principal collections for all investment securities were as follows (amounts in thousands):

	Available-for-sale,		CMBS, fair	HTM	Equity
	RMBS	CMBS	value option	Securities	Security	Total
Year Ended December 31, 2017
Purchases (1)	$7,433	$—	$11,798	$79,163	$—	$98,394
Sales (2)	—	—	11,579	—	—	11,579
Principal collections	40,635	—	9,239	182,919	—	232,793
Year Ended December 31, 2016
Purchases (1)	$98,035	$—	$57,576	$204,730	$—	$360,341
Sales (2)	—	—	18,725	—	—	18,725
Principal collections	43,445	—	58,435	6,910	—	108,790
Year Ended December 31, 2015
Purchases (1)	$—	$—	$14,653	$167,365	$—	$182,018
Sales (2)	—	—	6,410	—	—	6,410
Principal collections	35,244	92,018	8,720	292,587	—	428,569

(1)

During the years ended December 31, 2017, 2016 and 2015, we purchased $125.8 million, $168.0 million and $354.2 million of CMBS, respectively, for which we elected the fair value option. Due to our consolidation of securitization VIEs, $114.0 million, $110.4 million and $339.5 million, respectively, of this amount is eliminated and reflected as repayment of debt of consolidated VIEs in our consolidated statements of cash flows.

(2)

During the years ended December 31, 2017, 2016 and 2015, we sold $37.2 million, $54.4 million and $15.5 million of CMBS, respectively, for which we had previously elected the fair value option. Due to our consolidation of securitization VIEs, $25.6 million, $35.7 million and $9.1 million, respectively, of this amount is eliminated and reflected as issuance of debt of consolidated VIEs in our consolidated statements of cash flows.

RMBS, Available‑for‑Sale

The Company classified all of its RMBS as available‑for‑sale as of December 31, 2017 and 2016. These RMBS are reported at fair value in the balance sheet with changes in fair value recorded in AOCI.

The tables below summarize various attributes of our investments in available‑for‑sale RMBS as of December 31, 2017 and 2016 (amounts in thousands):

				Unrealized Gains or (Losses)
				Recognized in AOCI
	Purchase		Recorded		Gross	Gross	Net
	Amortized	Credit	Amortized	Non-Credit	Unrealized	Unrealized	Fair Value
	Cost	OTTI	Cost	OTTI	Gains	Losses	Adjustment	Fair Value
December 31, 2017
RMBS	$199,029	$(9,897)	$189,132	$(94)	$58,011	$(28)	$57,889	$247,021
December 31, 2016
RMBS	$219,171	$(10,185)	$208,986	$(94)	$45,113	$(90)	$44,929	$253,915

	Weighted Average Coupon (1)	Weighted Average Rating	WAL (Years) (2)
December 31, 2017
RMBS	2.8%	B	6.4
December 31, 2016
RMBS	2.1%	B	6.1

(1)	Calculated using the December 31, 2017 and 2016 one-month LIBOR rate of 1.564% and 0.772%, respectively, for floating rate securities.

(2)

Represents the WAL of each respective group of securities as of the respective balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.

As of December 31, 2017, approximately $207.0 million, or 83.8%, of RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 1.22%. As of December 31, 2016, approximately $211.1 million, or 83.2%, of RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 1.22%. We purchased all of the RMBS at a discount, a portion of which will be accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of this accretable discount.

The following table contains a reconciliation of aggregate principal balance to amortized cost for our RMBS as of December 31, 2017 and 2016 (amounts in thousands):

	As of December 31,
	2017	2016
Principal balance	$366,711	$399,883
Accretable yield	(55,712)	(64,290)
Non-accretable difference	(121,867)	(126,607)
Total discount	(177,579)	(190,897)
Amortized cost	$189,132	$208,986

The principal balance of credit deteriorated RMBS was $345.5 million and $371.5 million as of December 31, 2017 and 2016, respectively. Accretable yield related to these securities totaled $49.2 million and $55.9 million as of December 31, 2017 and 2016, respectively.

The following table discloses the changes to accretable yield and non‑accretable difference for our RMBS during the years ended December 31, 2017 and 2016 (amounts in thousands):

		Non-Accretable
	Accretable Yield	Difference
Balance as of January 1, 2016	$68,345	$26,714
Accretion of discount	(15,479)	—
Principal recoveries, net	—	953
Purchases	11,349	99,015
Sales	—	—
OTTI	—	—
Transfer to/from non-accretable difference	75	(75)
Balance as of December 31, 2016	64,290	126,607
Accretion of discount	(13,457)	—
Principal write-downs, net	—	(5,004)
Purchases	311	4,723
Sales	—	—
OTTI	109	—
Transfer to/from non-accretable difference	4,459	(4,459)
Balance as of December 31, 2017	$55,712	$121,867

We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $1.9 million, $1.8 million and $0.9 million for the years ended December 31, 2017, 2016 and 2015, respectively, which has been recorded as management fees in the accompanying consolidated statements of operations.

The following table presents the gross unrealized losses and estimated fair value of any available‑for‑sale securities that were in an unrealized loss position as of December 31, 2017 and 2016, and for which OTTIs (full or partial) have not been recognized in earnings (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a	Securities with a	Securities with a	Securities with a
	loss less than	loss greater than	loss less than	loss greater than
	12 months	12 months	12 months	12 months
As of December 31, 2017
RMBS	$10,321	$643	$(99)	$(23)
As of December 31, 2016
RMBS	$8,819	$957	$(90)	$(94)

As of both December 31, 2017 and 2016, there were three securities with unrealized losses reflected in the table above. After evaluating these securities and recording adjustments for credit-related OTTI, we concluded that the remaining unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses, which represent most of the OTTI we record on securities, are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or impairments could be materially different from what is currently projected and/or reported.

CMBS, Fair Value Option

As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for the Investing and Servicing Segment’s CMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of December 31, 2017, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, before consolidation of securitization VIEs, were $1.0 billion and $4.1 billion, respectively. The $1.0 billion fair value balance represents our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value (all except $24.2 million at December 31, 2017) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option CMBS.

As of December 31, 2017, none of our CMBS where we have elected the fair value option were variable rate.

HTM Securities

The table below summarizes unrealized gains and losses of our investments in HTM securities as of December 31, 2017 and 2016 (amounts in thousands):

	Net Carrying Amount	Gross Unrealized	Gross Unrealized
	(Amortized Cost)	Holding Gains	Holding Losses	Fair Value
December 31, 2017
CMBS	$413,110	$2,002	$(7,779)	$407,333
Preferred interests	20,358	647	—	21,005
Total	$433,468	$2,649	$(7,779)	$428,338
December 31, 2016
CMBS	$490,107	$2,106	$(8,648)	$483,565
Preferred interests	19,873	727	—	20,600
Total	$509,980	$2,833	$(8,648)	$504,165

The table below summarizes the maturities of our HTM CMBS and our HTM preferred equity interests in limited liability companies that own commercial real estate as of December 31, 2017 (amounts in thousands):

		Preferred
	CMBS	Interests	Total
Less than one year	$118,903	$—	$118,903
One to three years	264,757	—	264,757
Three to five years	29,450	—	29,450
Thereafter	—	20,358	20,358
Total	$413,110	$20,358	$433,468

Equity Security, Fair Value Option

During 2012, we acquired 9,140,000 ordinary shares from a related-party in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. We have elected to report the investment using the fair value option because the shares are listed on an exchange, which allows us to determine the fair value using a quoted price from an active market, and also due to potential lags in reporting resulting from differences in the respective regulatory requirements. The fair value of the investment remeasured in USD was $13.5 million and $12.2 million as of December 31, 2017 and 2016, respectively. As of December 31, 2017, our shares represent an approximate 2% interest in SEREF.

7. Properties

Our properties include the DownREIT Portfolio, Master Lease Portfolio, Medical Office Portfolio, Woodstar Portfolio, REIS Equity Portfolio and Ireland Portfolio as discussed in Note 3. The table below summarizes our properties held as of December 31, 2017 and December 31, 2016 (dollars in thousands):

		December 31,
	Depreciable Life	2017	2016
Property Segment
Land and land improvements	0 – 15 years	$585,915	$385,860
Buildings and building improvements	5 – 45 years	1,838,266	1,291,531
Furniture & fixtures	3 – 7 years	31,028	23,035
Investing and Servicing Segment
Land and land improvements	0 – 15 years	86,711	89,425
Buildings and building improvements	3 – 40 years	212,094	195,178
Furniture & fixtures	2 – 5 years	1,036	1,256
Properties, cost		2,755,050	1,986,285
Less: accumulated depreciation		(107,569)	(41,565)
Properties, net		$2,647,481	$1,944,720

During the years ended December 31, 2017 and 2015, we sold six and two operating properties, respectively, for $56.4 million and $36.1 million, respectively, which resulted in gains of $19.9 million and $17.8 million, respectively, recognized within gain on sale of investments and other assets in our consolidated statements of operations. During the year ended December 31, 2017, $3.3 million of such gains were attributable to non-controlling interests. There were no properties sold during the year ended December 31, 2016.

Future rental payments due to us from tenants under existing non-cancellable operating leases for each of the next five years and thereafter are as follows (in thousands):

2018	$199,162
2019	141,020
2020	133,366
2021	125,590
2022	115,803
Thereafter	1,187,263
Total	$1,902,204

8. Investment in Unconsolidated Entities

The table below summarizes our investments in unconsolidated entities as of December 31, 2017 and 2016 (dollars in thousands):

	Participation /	Carrying value as of December 31,
	Ownership % (1)	2017		2016
Equity method:
Retail Fund (see Note 16)	33%	$110,704	(2)	$124,977
Investor entity which owns equity in an online real estate company	50%	9,312		21,677
Equity interests in commercial real estate	16% - 50%	23,192		23,297
Equity interest in a residential mortgage originator (3)	N/A	7,742		—
Various	25% - 50%	3,538		6,640
		154,488		176,591
Cost method:
Equity interest in a servicing and advisory business	6%	12,234		12,234
Investment funds which own equity in a loan servicer and other real estate assets	4% - 6%	9,225		9,225
Various	0% - 3%	9,556		6,555
		31,015		28,014
		$185,503		$204,605

(1)	None of these investments are publicly traded and therefore quoted market prices are not available.

(2)	During the year ended December 31, 2017, we funded $15.5 million in capital commitments.

(3)

In December 2017, the Company acquired $7.7 million of preferred equity in a residential mortgage originator.  The Company’s preferred equity interest is contingently redeemable for all of the common stock of the residential mortgage originator at no further cost to the Company, subject to the approval of the transaction by certain regulatory agencies. The mortgage loan originator is licensed in 27 states to conduct residential mortgage origination activities. As of December 31, 2017, the carrying value of our investment exceeded the underlying equity in net assets of the investee by $1.7 million. This basis difference resulted from our recording of the investment at its fair value at the acquisition date. As of December 31, 2017, the difference was provisional while we evaluate the underlying purchase price allocation.

During the year ended December 31, 2017, the Retail Fund, an investment company that measures its assets at fair value on a recurring basis, reported unrealized decreases in the fair value of its real estate properties as a result of lender appraisals obtained by the Retail Fund.  We report our interest in the Retail Fund at its liquidation value, which resulted in a $34.7 million decrease to our investment. This amount was recognized within earnings from unconsolidated entities in our consolidated statement of operations during the year ended December 31, 2017.

In September 2017, the investor entity which owns equity in an online real estate company sold approximately 88% of its interest in the online real estate company.  In October 2017, we received a pre-tax cash distribution of $66.0 million from the investor entity related to the sale.  During the year ended December 31, 2017, we recognized $53.9 million of income from our investment in this investor entity as a result of the sale within earnings from unconsolidated entities in our consolidated statement of operations.

Other than our equity interest in a residential mortgage originator, there were no differences between the carrying value of our equity method investments and the underlying equity in the net assets of the investees as of December 31, 2017.

9. Goodwill and Intangibles

Goodwill

Goodwill at December 31, 2017 and 2016 represents the excess of consideration transferred over the fair value of net assets of LNR acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes a network of commercial real estate asset managers, work‑out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets. The tax deductible component of our goodwill as of April 19, 2013 was $149.9 million and is deductible over 15 years. As discussed in Note 2, goodwill is tested for impairment at least annually. Based on our qualitative assessment during the fourth quarter of 2017, we determined that it is not more likely than not that the fair value of the Investing and Servicing Segment reporting unit to which the goodwill is attributed is less than its carrying value including goodwill. Therefore, we concluded goodwill was not impaired.

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

At December 31, 2017 and 2016, the balance of the domestic servicing intangible was net of $28.2 million and $34.2 million, respectively, which was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of December 31, 2017 and 2016, the domestic servicing intangible had a balance of $59.0 million and $89.3 million, respectively, which represents our economic interest in this asset.

Lease Intangibles

In connection with our acquisitions of commercial real estate, we recognized in-place lease intangible assets and favorable lease intangible assets associated with certain non-cancelable operating leases of the acquired properties.

The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of December 31, 2017 and 2016 (amounts in thousands):

	As of December 31, 2017			As of December 31, 2016
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
Domestic servicing rights, at fair value	$30,759	$—	$30,759	$55,082	$—	$55,082
In-place lease intangible assets	187,816	(65,351)	122,465	175,409	(38,532)	136,877
Favorable lease intangible assets	37,231	(7,363)	29,868	30,459	(3,170)	27,289
Total net intangible assets	$255,806	$(72,714)	$183,092	$260,950	$(41,702)	$219,248

The following table summarizes the activity within intangible assets for the years ended December 31, 2017 and 2016 (amounts in thousands):

	Domestic	European	In-place Lease	Favorable Lease
	Servicing	Servicing	Intangible	Intangible
	Rights	Rights	Assets	Assets	Total
Balance as of January 1, 2016	$119,698	$2,626	$66,085	$13,161	$201,570
Impact of ASU 2015-02 adoption (1)	(17,467)	—	—	—	(17,467)
Acquisition of Medical Office Portfolio properties	—	—	71,486	14,110	85,596
Acquisition of additional Woodstar Portfolio properties	—	—	8,174	—	8,174
Acquisition of additional REIS Equity Portfolio properties	—	—	22,946	2,692	25,638
Contribution of European servicing and advisory business (2)	—	(989)	—	—	(989)
Amortization	—	(1,337)	(30,227)	(2,334)	(33,898)
Foreign exchange loss	—	(300)	(933)	(266)	(1,499)
Impairment (3)	—	—	(654)	(74)	(728)
Changes in fair value due to changes in inputs and assumptions	(47,149)	—	—	—	(47,149)
Balance as of December 31, 2016	55,082	—	136,877	27,289	219,248
Acquisition of DownREIT Portfolio	—	—	4,155	—	4,155
Acquisition of additional REIS Equity Portfolio properties	—	—	6,524	5,431	11,955
Amortization	—	—	(26,850)	(3,930)	(30,780)
Sales	—	—	(722)	(109)	(831)
Foreign exchange gain	—	—	4,404	1,177	5,581
Impairment (3)	—	—	(1,014)	(9)	(1,023)
Changes in fair value due to changes in inputs and assumptions	(24,323)	—	—	—	(24,323)
Measurement period adjustments	—	—	(909)	19	(890)
Balance as of December 31, 2017	$30,759	$—	$122,465	$29,868	$183,092

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

(3)	Impairment of intangible lease assets is recognized within other expense in our consolidated statements of operations.

The following table sets forth the estimated aggregate amortization of our in-place lease intangible assets and favorable lease intangible assets for the next five years and thereafter (amounts in thousands):

2018	$32,294
2019	21,866
2020	16,481
2021	14,213
2022	11,823
Thereafter	55,656
Total	$152,333

Lease Liabilities

In connection with our acquisition of certain properties within our Medical Office Portfolio, we recognized aggregate unfavorable lease liabilities of $4.8 million with a weighted average life of 9.7 years at acquisition. The liability balance was $3.7 million and $4.7 million as of December 31, 2017 and 2016, respectively.

In connection with our acquisition of LNR in 2013, we recognized an unfavorable lease liability of $15.3 million related to an assumed operating lease for our offices in Miami Beach, Florida, which expires in 2021. This liability is being amortized over the remaining four years of the underlying lease term at a rate of approximately $1.9 million per year. The liability balance was $6.5 million and $8.4 million as of December 31, 2017 and 2016, respectively.

10. Secured Financing Agreements

The following table is a summary of our secured financing agreements in place as of December 31, 2017 and 2016 (dollars in thousands):

	Current	Extended			Pledged Asset	Maximum		Carrying Value at December 31,
	Maturity	Maturity (a)	Pricing		Carrying Value	Facility Size		2017	2016
Lender 1 Repo 1	(b)	(b)	LIBOR + 1.75% to 5.75%		$1,771,345	$2,000,000		$1,137,654	$944,712
Lender 2 Repo 1	Oct 2018	Oct 2020	LIBOR + 1.75% to 2.75%		323,088	500,000		238,428	132,941
Lender 3 Repo 1	May 2018	May 2019	LIBOR + 2.75% to 3.10%		109,124	75,291		75,291	78,288
Lender 4 Repo 2	Dec 2018	Dec 2020	LIBOR + 2.00% to 3.25%		842,721	1,000,000	(c)	215,372	166,394
Lender 6 Repo 1	Aug 2020	N/A	LIBOR + 2.00% to 2.75%		642,293	600,000		494,353	182,586
Lender 6 Repo 2	Oct 2022	Oct 2023	GBP LIBOR + 2.75%		431,753	332,815		332,815	121,509
Lender 9 Repo 1	Sep 2018	N/A	LIBOR + 1.65%		87,912	65,762		65,762	283,575
Lender 10 Repo 1	Mar 2020	Mar 2022	LIBOR + 2.00% to 2.75%		169,920	140,000		77,800	—
Lender 11 Repo 1	Jun 2019	Jun 2020	LIBOR + 2.75%		—	200,000		—	—
Lender 11 Repo 2	Sep 2018	Sep 2022	LIBOR + 2.25% to 2.75%		—	250,000		—	—
Lender 7 Secured Financing	Jul 2018	Jul 2019	LIBOR + 2.75%	(d)	—	650,000	(e)	—	—
Lender 8 Secured Financing	Aug 2019	N/A	LIBOR + 4.00%		23,874	75,000		15,617	43,555
Conduit Repo 2	Nov 2018	Nov 2019	LIBOR + 2.25%		53,501	200,000		40,075	14,944
Conduit Repo 3	Feb 2018	N/A	LIBOR + 2.10%		35,815	150,000		26,895	—
Conduit Repo 4	Oct 2018	Oct 2020	LIBOR + 2.25%		—	100,000		—	—
MBS Repo 1	(f)	(f)	LIBOR + 1.90%		10,000	6,510		6,510	21,052
MBS Repo 2	Jun 2020	N/A	LIBOR/EURIBOR + 1.90% to 2.45%		308,299	222,672		222,672	239,434
MBS Repo 3	(g)	(g)	LIBOR + 1.32% to 1.95%		347,031	224,150		224,150	285,209
MBS Repo 4	(h)	N/A	LIBOR + 1.90%		175,451	225,000		77,318	5,633
Investing and Servicing Segment Property Mortgages	Feb 2018 to Jun 2026	N/A	Various		235,705	195,829		177,411	164,611
Ireland Portfolio Mortgage	May 2020	N/A	EURIBOR + 1.69%		497,387	349,900		349,900	309,246
Woodstar Portfolio Mortgages	Nov 2025 to Oct 2026	N/A	3.72% to 3.97%		368,670	276,748		276,748	276,748
Woodstar Portfolio Government Financing	Mar 2026 to Jun 2049	N/A	1.00% to 5.00%		307,172	133,418		133,418	135,584
Medical Office Portfolio Mortgages	Dec 2021 to Feb 2022	Dec 2023 to Feb 2024	LIBOR + 2.50%	(i)	724,493	531,815		497,613	491,197
Master Lease Portfolio Mortgages	Oct 2027	N/A	4.36% to 4.38%		468,648	265,900		265,900	—
DownREIT Portfolio Mortgages	Jan 2028	N/A	3.81%		146,238	116,745		116,745	—
Term Loan A	Dec 2020	Dec 2021	LIBOR + 2.25%	(d)	939,368	300,000		300,000	300,000
Revolving Secured Financing	Dec 2020	Dec 2021	LIBOR + 2.25%	(d)	—	100,000		—	—
FHLB	Feb 2021	N/A	Various		613,287	445,000		445,000	—
					$9,633,095	$9,732,555		5,813,447	4,197,218
Unamortized premium/(discount) net								2,559	2,640
Unamortized deferred financing costs								(42,950)	(45,732)
								$5,773,056	$4,154,126

(a)	Subject to certain conditions as defined in the respective facility agreement.
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
(f)

Facility carries a rolling 11 month term which may reset monthly with the lender’s consent not to exceed December 2018. This facility carries no maximum facility size.  Amounts reflect the outstanding balance as of December 31, 2017.

(g)

Facility carries a rolling 12 month term which may reset monthly with the lender’s consent. Current maturity is December 2018. This facility carries no maximum facility size. Amounts reflect the outstanding balance as of December 31, 2017.

(h)	The date that is 270 days after the buyer delivers notice to seller, subject to a maximum date of September 2018.
(i)	Subject to a 25 basis point floor.

In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

During the year ended December 31, 2017, we entered into two mortgage loans with maximum borrowings of $38.3 million to finance commercial real estate previously acquired by our Investing and Servicing Segment. As of December 31, 2017, these facilities carry a remaining weighted average term of 4.3 years with floating annual interest rates of LIBOR + 2.00%.

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

In July 2017, we acquired a captive insurance entity that is a member of the Federal Home Loan Bank (“FHLB”) of Chicago. This membership, which expires in February 2021, provides us additional financing capacity from the FHLB of Chicago on qualifying collateral. This FHLB financing has annual variable interest rates of LIBOR + 0.15% to 0.34%, fixed rates from 2.02% to 2.08% and expires in February 2021. As of December 31, 2017, the facility had outstanding borrowings of $445.0 million.

In August 2017, we amended the Lender 2 Repo 1 facility and the Conduit Repo 4 facility to extend the maturity from October 2017 to October 2018.

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

In October 2017, we amended the Conduit Repo 2 facility to upsize available borrowings from $150.0 million to $200.0 million and extend the maturity from November 2017 to November 2018 with an extension option to November 2019.

In October 2017, we amended the Lender 6 Repo 2 facility to upsize available borrowings from £98.5 million to £268.5 million.

In December 2017, we amended the Lender 9 Repo 1 facility to extend the maturity from December 2017 to September 2018.

In December 2017, we entered into mortgage loans with total borrowings of $116.7 million to finance the First Closing of our DownREIT Portfolio (“DownREIT Portfolio Mortgages”). The loans carry a 10-year term and a fixed annual interest rate of 3.81%.

Our secured financing agreements contain certain financial tests and covenants.  As of December 31, 2017, we were in compliance with all such covenants.

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

	Repurchase	Other Secured
	Agreements	Financing	Total
2018	$572,893	$130,152	$703,045
2019	370,974	51,387	422,361
2020	1,117,586	363,599	1,481,185
2021	293,197	663,887	957,084
2022	625,283	26,290	651,573
Thereafter	255,162	1,343,037	1,598,199
Total	$3,235,095	$2,578,352	$5,813,447

Secured financing maturities for 2018 primarily relate to $224.2 million on the MBS Repo 3 facility, $97.0 million on the FHLB facility and $77.3 million on the MBS Repo 4 facility.

For the years ended December 31, 2017, 2016 and 2015, approximately $19.5 million, $16.2 million and $14.2 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our consolidated statements of operations. In addition, during the year ended December 31, 2016, we wrote off $8.2 million of deferred financing costs and unamortized discount which are included within loss on extinguishment of debt in our consolidated statement of operations.  This $8.2 million write-off was in connection with the repayment of our former term loan in December 2016.

The following table sets forth our outstanding balance of repurchase agreements related to the following asset collateral classes as of December 31, 2017 and 2016 (amounts in thousands):

	As of December 31,
Class of Collateral	2017	2016
Loans held-for-investment	$2,637,475	$1,890,925
Loans held-for-sale	66,970	34,024
Investment securities	530,650	551,328
	$3,235,095	$2,476,277

We seek to mitigate risks associated with our repurchase agreements by managing risk related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value.  The margin call provisions under the majority of our repurchase facilities, consisting of 73% of these agreements, do not permit valuation adjustments based on capital markets activity.  Instead, margin calls on these facilities are limited to collateral-specific credit marks.  To monitor credit risk associated with the performance and value of our loans and investments, our asset management team regularly reviews our investment portfolios and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary.  For repurchase agreements containing margin call provisions for general capital markets activity, approximately 17% of these pertain to our loans held-for-sale, for which we manage credit risk through the purchase of credit index instruments.  We further seek to manage risks associated with our repurchase agreements by matching the maturities and interest rate characteristics of our loans with the related repurchase agreements.

11. Unsecured Senior Notes

The following table is a summary of our unsecured senior notes outstanding as of December 31, 2017 and 2016 (dollars in thousands):

				Remaining
	Coupon	Effective	Maturity	Period of		Carrying Value at December 31,
	Rate	Rate (1)	Date	Amortization		2017	2016
2017 Convertible Notes	3.75%	N/A %	10/15/2017	N/A		$—	$411,885
2018 Convertible Notes	4.55%	6.10%	3/1/2018	0.2	years	369,981	599,981
2019 Convertible Notes	4.00%	5.35%	1/15/2019	1.0	years	341,363	341,363
2021 Senior Notes	5.00%	5.32%	12/15/2021	4.0	years	700,000	700,000
2023 Convertible Notes	4.38%	4.86%	4/1/2023	5.3	years	250,000	—
2025 Senior Notes	4.75%	5.04%	3/15/2025	7.2	years	500,000	—
Total principal amount						2,161,344	2,053,229
Unamortized discount—Convertible Notes						(11,186)	(26,135)
Unamortized discount—Senior Notes						(16,654)	(9,728)
Unamortized deferred financing costs						(8,269)	(5,822)
Carrying amount of debt components						$2,125,235	$2,011,544
Carrying amount of conversion option equity components recorded in additional paid-in capital						$31,638	$45,988

(1)

Effective rate includes the effects of underwriter purchase discount and the adjustment for the conversion option on our convertible notes, the value of which reduced the initial liability and was recorded in additional paid‑in‑capital.

Senior Notes Due 2021

On December 16, 2016, we issued $700.0 million of 5.00% Senior Notes due 2021 (the “2021 Notes”). The 2021 Notes mature on December 15, 2021. Prior to September 15, 2021, we may redeem some or all of the 2021 Notes at a price equal to 100% of the principal amount thereof, plus the applicable “make-whole” premium as of the applicable date of redemption.  On and after September 15, 2021, we may redeem some or all of the 2021 Notes at a price equal to 100% of the principal amount thereof. In addition, prior to December 15, 2019, we may redeem up to 35% of the 2021 Notes at the applicable redemption price using the proceeds of certain equity offerings.

Senior Notes Due 2025

On December 4, 2017, we issued $500.0 million of 4.75% Senior Notes due 2025 (the “2025 Notes”). The 2025 Notes mature on March 15, 2025. Prior to September 15, 2024, we may redeem some or all of the 2025 Notes at a price equal to 100% of the principal amount thereof, plus the applicable “make-whole” premium as of the applicable date of redemption.  On and after September 15, 2024, we may redeem some or all of the 2025 Notes at a price equal to 100% of the principal amount thereof. In addition, prior to March 15, 2021, we may redeem up to 40% of the 2025 Notes at the applicable redemption price using the proceeds of certain equity offerings.

Subsequent Issuance

As discussed in Note 25, on January 29, 2018, we issued $500.0 million of 3.625% Senior Notes due 2021 which mature on February 1, 2021.

Convertible Senior Notes

On March 29, 2017, we issued $250.0 million of 4.375% Convertible Senior Notes due 2023 (the “2023 Notes”).  On October 8, 2014, we issued $431.3 million of 3.75% Convertible Senior Notes due 2017 (the “2017 Notes”). On February 15, 2013, we issued $600.0 million of 4.55% Convertible Senior Notes due 2018 (the “2018 Notes”). On July 3, 2013, we issued $460.0 million of 4.00% Convertible Senior Notes due 2019 (the “2019 Notes”). In October 2017, we repaid the full outstanding principal amount of the 2017 Notes in cash upon their maturity. We recognized interest expense of $72.2 million, $57.1 million and $58.0 million during the years ended December 31, 2017, 2016 and 2015, respectively, from our unsecured convertible senior notes (collectively, the “Convertible Notes”).

At issuance, on March 29, 2017, we allocated $243.7 million and $3.8 million of the $247.5 million gross proceeds from the 2023 Notes to its debt and equity components, respectively.  Also on March 29, 2017, the proceeds from the issuance of the 2023 Notes were used to repurchase $230.0 million of the 2018 Notes for $250.7 million. The repurchase price was allocated between the fair value of the liability component and the fair value of the equity component of the 2018 Notes at the repurchase date. The portion of the repurchase price attributable to the equity component totaled $18.1 million and was recognized as a reduction of additional paid-in capital during the year ended December 31, 2017. The portion of the repurchase price attributable to the liability component exceeded the net carrying amount of the liability component by $5.9 million, which was recognized as a loss on extinguishment of debt in our consolidated statement of operations for the year ended December 31, 2017. The repurchase of the 2018 Notes was not considered part of the repurchase program approved by our board of directors (refer to Note 17) and therefore does not reduce our available capacity for future repurchases under the repurchase program.

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

The following table details the conversion attributes of our Convertible Notes outstanding as of December 31, 2017 (amounts in thousands, except rates):

	December 31, 2017		Conversion Spread Value - Shares (3)
	Conversion	Conversion	For the Year Ended December 31,
	Rate (1)	Price (2)	2017	2016	2015
2017 Notes	N/A	N/A	—	—	—
2018 Notes	48.3443	$20.68	541	1,097	—
2019 Notes	50.9581	$19.62	1,358	1,600	97
2023 Notes	38.5959	$25.91	—	—	—
			1,899	2,697	97

(1)

The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of Convertible Notes converted, as adjusted in accordance with the indentures governing the Convertible Notes (including the applicable supplemental indentures).

(2)	As of December 31, 2017, 2016 and 2015, the market price of the Company’s common stock was $21.35, $21.95 and $20.56 per share, respectively.

(3)

The conversion spread value represents the portion of the convertible senior notes that are “in-the-money”, representing the value that would be delivered to investors in shares upon an assumed conversion.

The if-converted values of the 2018 Notes and 2019 Notes exceeded their principal amounts by $12.0 million and $30.1 million, respectively, at December 31, 2017 as the closing market price of the Company’s common stock of $21.35 per share exceeded the implicit conversion prices of $20.68 and $19.62 per share, respectively. However, the if‑converted value of the 2023 Notes was less than the principal amount by $44.0 million at December 31, 2017 as the closing market price of the Company’s common stock was less than the implicit conversion price of $25.91.

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

Within the Investing and Servicing Segment, we originate commercial mortgage loans with the intent to sell these mortgage loans to VIEs for the purposes of securitization. These VIEs then issue CMBS that are collateralized in part by these assets, as well as other assets transferred to the VIE. In certain instances, we retain an interest in the VIE and/or serve as special servicer for the VIE. The following summarizes the fair value and par value of loans sold from our conduit platform, as well as the amount of sale proceeds used in part to repay the outstanding balance of the repurchase agreements associated with these loans for the years ended December 31, 2017, 2016 and 2015 (amounts in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Fair value of loans sold	$1,582,050	$1,884,380	$2,100,216
Par value of loans sold	1,517,368	1,798,215	2,034,773
Repayment of repurchase agreements	1,152,938	1,170,230	1,548,111

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

			Loan Transfers
	Loan Transfers Accounted		Accounted for as Secured
	for as Sales		Borrowings
For the Year Ended December 31,	Face Amount	Proceeds	Face Amount	Proceeds
2017	$55,470	$52,609	$75,000	$74,098
2016	386,389	382,881	—	—
2015	645,425	637,124	38,925	38,925

During the years ended December 31, 2016 and 2015, the Lending Segment recognized gains on sales of loans of $0.4 million and $4.8 million, respectively, within gain on sale of investments and other assets in our consolidated statements of operations.  During the year ended December 31, 2017, gains recognized by the Lending Segment on sales of loans were not material.

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

In connection with our repurchase agreements, we have entered into two outstanding interest rate swaps that have been designated as cash flow hedges of the interest rate risk associated with forecasted interest payments. As of December 31, 2017, the aggregate notional amount of our interest rate swaps designated as cash flow hedges of interest rate risk totaled $5.4 million. Under these agreements, we will pay fixed monthly coupons at fixed rates ranging from 0.64% to 1.52% of the notional amount to the counterparty and receive floating rate LIBOR. Our interest rate swaps designated as cash flow hedges of interest rate risk have maturities ranging from October 2018 to May 2021.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2017, 2016 and 2015, we did not recognize any hedge ineffectiveness in earnings.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the associated variable‑rate debt. Over the next 12 months, we estimate that an immaterial amount will be reclassified as a decrease to interest expense. We are hedging our exposure to the variability in future cash flows for certain forecasted transactions over a maximum period of 41 months.

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

We have entered into a series of forward contracts whereby we agreed to sell an amount of foreign currency for an agreed upon amount of USD at various dates through December 2021. These forward contracts were entered into to economically fix the USD amounts of foreign denominated cash flows expected to be received by us related to certain foreign denominated loan investments and properties.

The following table summarizes our non-designated foreign exchange (“Fx”) forwards, interest rate contracts and credit index instruments as of December 31, 2017 (notional amounts in thousands):

Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx contracts – Buy Euros ("EUR")	2	1,060	EUR	April 2018
Fx contracts – Sell Euros ("EUR") (1)	39	278,390	EUR	February 2018 – June 2020
Fx contracts – Buy Pounds Sterling ("GBP")	3	26,941	GBP	January 2018 – July 2019
Fx contracts – Sell Pounds Sterling ("GBP")	171	424,899	GBP	January 2018 – December 2021
Interest rate swaps – Paying fixed rates	22	865,417	USD	April 2019 – January 2028
Interest rate swaps – Receiving fixed rates	1	470,000	USD	March 2025
Interest rate caps	2	294,000	EUR	May 2020
Interest rate caps	8	68,121	USD	June 2018 – October 2021
Credit index instruments	8	49,000	USD	September 2058 – November 2059
Total	256

(1)

Includes 30 Fx contracts entered into to hedge our Euro currency exposure created by our acquisition of the Ireland Portfolio. As of December 31, 2017, these contracts have an aggregate notional amount of €227.1 million and varying maturities through June 2020.

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2017 and 2016 (amounts in thousands):

	Fair Value of Derivatives		Fair Value of Derivatives
	in an Asset Position (1)		in a Liability Position (2)
	as of December 31,		as of December 31,
	2017	2016	2017	2016
Derivatives designated as hedging instruments:
Interest rate swaps	$25	$30	$—	$56
Total derivatives designated as hedging instruments	25	30	—	56
Derivatives not designated as hedging instruments:
Interest rate contracts	27,234	26,591	2,781	3,484
Foreign exchange contracts	6,400	62,295	33,419	364
Credit index instruments	239	445	—	—
Total derivatives not designated as hedging instruments	33,873	89,331	36,200	3,848
Total derivatives	$33,898	$89,361	$36,200	$3,904

(1)	Classified as derivative assets in our consolidated balance sheets.

(2)	Classified as derivative liabilities in our consolidated balance sheets.

The tables below present the effect of our derivative financial instruments on the consolidated statements of operations and of comprehensive income for the years ended December 31, 2017, 2016 and 2015 (amounts in thousands):

		Gain (Loss)
	Gain (Loss)	Reclassified	Gain (Loss)
	Recognized	from AOCI	Recognized
Derivatives Designated as Hedging Instruments	in OCI	into Income	in Income	Location of Gain (Loss)
For the Year Ended December 31,	(effective portion)	(effective portion)	(ineffective portion)	Recognized in Income
2017	$54	$3	$—	Interest expense
2016	$(284)	$(323)	$—	Interest expense
2015	$(709)	$(741)	$—	Interest expense

		Amount of Gain (Loss)
		Recognized in Income for the
Derivatives Not Designated	Location of Gain (Loss)	Year Ended December 31,
as Hedging Instruments	Recognized in Income	2017	2016	2015
Interest rate contracts	(Loss) gain on derivative financial instruments	$(5,165)	$21,741	$(22,675)
Foreign exchange contracts	(Loss) gain on derivative financial instruments	(65,645)	51,818	44,089
Credit index instruments	(Loss) gain on derivative financial instruments	(1,722)	(2,825)	184
		$(72,532)	$70,734	$21,598

14. Offsetting Assets and Liabilities

The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210‑20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

				(iv)
				Gross Amounts Not
				Offset in the Statement
		(ii)	(iii) = (i) - (ii)	of Financial Position
		Gross Amounts	Net Amounts		Cash
	(i)	Offset in the	Presented in		Collateral
	Gross Amounts	Statement of	the Statement of	Financial	Received /	(v) = (iii) - (iv)
	Recognized	Financial Position	Financial Position	Instruments	Pledged	Net Amount
As of December 31, 2017
Derivative assets	$33,898	$—	$33,898	$6,523	$—	$27,375
Derivative liabilities	$36,200	$—	$36,200	$6,523	$15,333	$14,344
Repurchase agreements	3,235,095	—	3,235,095	3,235,095	—	—
	$3,271,295	$—	$3,271,295	$3,241,618	$15,333	$14,344
As of December 31, 2016
Derivative assets	$89,361	$—	$89,361	$491	$—	$88,870
Derivative liabilities	$3,904	$—	$3,904	$491	$3,413	$—
Repurchase agreements	2,476,277	—	2,476,277	2,476,277	—	—
	$2,480,181	$—	$2,480,181	$2,476,768	$3,413	$—

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

We also hold controlling interests in non-securitization entities that are considered VIEs, most of which were established to facilitate the acquisition of certain properties.  During the year ended December 31, 2017, it was determined that SPT Dolphin, the entity which holds the DownREIT Portfolio, is a VIE because the third party interest holders do not carry kick-out rights or substantive participating rights.  We were deemed to be the primary beneficiary of the VIE because we possess both the power to direct the activities of the VIE that most significantly impact its economic performance and a significant economic interest in the entity.  This VIE had net assets of $202.8 million and liabilities of $116.0 million as of December 31, 2017.  In total, our consolidated non-securitization VIEs had assets of $358.5 million and liabilities of $229.4 million as of December 31, 2017.

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

As of December 31, 2017, two of our CDO structures were in default, one of which entered default during the year ended December 31, 2017. Pursuant to the underlying indentures, the rights of the variable interest holders change upon default of a CDO such that the trustee or senior note holders are allowed to exercise certain rights, including liquidation of the collateral, which at that time, is the activity which would most significantly impact the CDO’s economic performance. Further, when the CDO is in default, the collateral administrator no longer has the option to purchase securities from the CDO. In cases where the CDO is in default and we do not have the ability to exercise rights which would most significantly impact the CDO’s economic performance, we do not consolidate the VIE. During the year ended December 31, 2017, we deconsolidated the CDO that went into default, resulting in a reduction to each of VIE assets and VIE liabilities of $467.1 million. The carrying value of our investment in this CDO was zero at the time of deconsolidation and at December 31, 2017. As of December 31, 2017, neither of these CDO structures were consolidated.

As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of December 31, 2017, our maximum risk of loss related to securitization VIEs in which we were not the primary beneficiary was $24.2 million on a fair value basis.

As of December 31, 2017, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances of $0.8 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.

We also hold passive non-controlling interests in certain unconsolidated entities that are considered VIEs. We are not the primary beneficiaries of these VIEs as we do not possess the power to direct the activities of the VIEs that most significantly impact their economic performance and therefore report our interests, which totaled $127.7 million as of December 31, 2017, within investment in unconsolidated entities on our consolidated balance sheet.  Our maximum risk of loss is limited to our carrying value of the investments.

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

In February 2018, our board of directors authorized an amendment to our Management Agreement to adjust the calculation of the base management fee and incentive fee to treat equity securities of subsidiaries issued in exchange for properties as issued common stock, effective December 28, 2017 (the “Amendment”). The terms of the Amendment are reflected in the below descriptions of the base management fee and incentive fee calculations.

Base Management Fee.    The base management fee is 1.5% of our stockholders’ equity per annum and calculated and payable quarterly in arrears in cash. For purposes of calculating the management fee, our stockholders’ equity means: (a) the sum of (1) the net proceeds from all issuances of our equity securities since inception and equity securities of subsidiaries issued in exchange for properties (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (2) our retained earnings and income to non-controlling interests with respect to equity securities of subsidiaries issued in exchange for properties at the end of the most recently completed calendar quarter (without taking into account any non‑cash equity compensation expense incurred in current or prior periods), less (b) any amount that we pay to repurchase our common stock since inception. It also excludes (1) any unrealized gains and losses and other non‑cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, and (2) one‑time events pursuant to changes in GAAP, and certain non‑cash items not otherwise described above, in each case after discussions between our Manager and our independent directors and approval by a majority of our independent directors. As a result, our stockholders’ equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown in our consolidated financial statements.

For the years ended December 31, 2017, 2016 and 2015, approximately $67.8 million, $61.0 million and $59.2 million, respectively, was incurred for base management fees. As of December 31, 2017 and 2016, there were

$17.1 million and $15.7 million, respectively, of unpaid base management fees included in related-party payable in our consolidated balance sheets.

Incentive Fee.  Our Manager is entitled to be paid the incentive fee described below with respect to each calendar quarter if (1) our Core Earnings (as defined below) for the previous 12‑month period exceeds an 8% threshold, and (2) our Core Earnings for the 12 most recently completed calendar quarters is greater than zero.

The incentive fee is calculated as follows: an amount, not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) our Core Earnings for the previous 12‑month period, and (ii) the product of (A) the weighted average of the issue price per share of our common stock of all of our public offerings as decreased for the spin-off of Starwood Waypoint Residential Trust (“SWAY”) and including issue price per equity security of subsidiaries issued in exchange for properties multiplied by the weighted average number of all shares of common stock outstanding (including any RSUs, any RSAs and other shares of common stock underlying awards granted under our equity incentive plans) and equity securities of subsidiaries issued in exchange for properties in such previous 12‑month period as decreased for the spin-off of SWAY, and (B) 8%, and (2) the sum of any incentive fee paid to our Manager with respect to the first three calendar quarters of such previous 12‑month period. One half of each quarterly installment of the incentive fee is payable in shares of our common stock so long as the ownership of such additional number of shares by our Manager would not violate the 9.8% stock ownership limit set forth in our charter, after giving effect to any waiver from such limit that our board of directors may grant in the future. The remainder of the incentive fee is payable in cash. The number of shares to be issued to our Manager is equal to the dollar amount of the portion of the quarterly installment of the incentive fee payable in shares divided by the average of the closing prices of our common stock on the NYSE for the five trading days prior to the date on which such quarterly installment is paid.

Core Earnings is a non-GAAP financial measure. We calculate Core Earnings as GAAP net income (loss) excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization of real estate and associated intangibles, acquisition costs associated with successful acquisitions, any unrealized gains, losses or other non-cash items recorded in net income for the period, regardless of whether such items are included in OCI, or in net income and, to the extent deducted from net income (loss), distributions payable with respect to equity securities of subsidiaries issued in exchange for properties. The amount is adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash adjustments as determined by our Manager and approved by a majority of our independent directors.

For the years ended December 31, 2017, 2016 and 2015, approximately $42.1 million, $32.8 million and $37.7 million, respectively, was incurred for incentive fees. As of December 31, 2017 and 2016, approximately $22.0 million and $19.0 million, respectively, of unpaid incentive fees were included in related‑party payable in our consolidated balance sheets.

Expense Reimbursement.  We are required to reimburse our Manager for operating expenses incurred by our Manager on our behalf. In addition, pursuant to the terms of the Management Agreement, we are required to reimburse our Manager for the cost of legal, tax, consulting, accounting and other similar services rendered for us by our Manager’s personnel provided that such costs are no greater than those that would be payable if the services were provided by an independent third party. The expense reimbursement is not subject to any dollar limitations but is subject to review by our independent directors. For the years ended December 31, 2017, 2016 and 2015, approximately $6.4 million, $5.6 million and $7.0 million, respectively, was incurred for executive compensation and other reimbursable expenses and recognized within general and administrative expenses in our consolidated statements of operations. As of December 31, 2017 and 2016, approximately $3.3 million and $3.0 million, respectively, of unpaid reimbursable executive compensation and other expenses were included in related‑party payable in our consolidated balance sheets.

Equity Awards. In certain instances, we issue RSAs to certain employees of affiliates of our Manager who perform services for us.  For the years ended December 31, 2017, 2016 and 2015, we granted 138,264, 169,104 and 108,727 RSAs, respectively, at grant date fair values of $3.1 million, $3.3 million and $2.6 million, respectively. Expenses related to the vesting of awards to employees of affiliates of our Manager were $2.7 million, $2.2 million and $0.8 million, respectively, for the years ended December 31, 2017, 2016 and 2015 and are reflected in general and administrative expenses in our consolidated statements of operations. These shares generally vest over a three-year period.

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

Manager Equity Plan

In March 2017, we granted 1,000,000 RSUs to our Manager under the Starwood Property Trust, Inc. Manager Equity Plan (“Manager Equity Plan”). In May 2015, we granted 675,000 RSUs to our Manager under the Manager Equity Plan. In connection with these grants and prior similar grants, we recognized share-based compensation expense of $10.4 million, $21.5 million and $26.6 million within management fees in our consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015, respectively. Refer to Note 17 for further discussion of these grants.

In May 2017, the Company’s shareholders approved the Starwood Property Trust, Inc. 2017 Manager Equity Plan (the “2017 Manager Equity Plan”), which replaced the Manager Equity Plan. Refer to Note 17 for further discussion.

Investments in Loans and Securities

In August 2017, we originated a $339.2 million first mortgage and mezzanine loan for the acquisition of an office campus located in Irvine, California. An affiliate of our Manager has a non-controlling equity interest in the borrower.

In June 2016, we co-originated a £75.0 million first mortgage for the development of a three-property mixed use portfolio located in Greater London with SEREF, an affiliate of our Manager. We originated £60.0 million of the loan and SEREF originated £15.0 million. In June 2017, we amended the first mortgage to reduce the total commitment to £69.3 million, of which our share is £55.4 million. The loan matures in June 2019.

In May 2017, our conduit business acquired certain commercial real estate loans from an unaffiliated third party for an aggregate purchase price of $50.0 million.  The underlying borrowers are affiliates of our Manager. Subsequently during the year ended December 31, 2017, the loans were sold.

In December 2013, we acquired a subordinate CMBS investment in a securitization issued by an affiliate of our Manager. The security was acquired for $84.1 million and is secured by five regional malls in Ohio, California and Washington.  In January 2016, we acquired an additional $9.7 million of this subordinate CMBS investment.

In March 2015, we purchased a subordinate single-borrower CMBS from a third party for $58.6 million which is secured by 85 U.S. hotel properties.  The borrower is an affiliate of Starwood Distressed Opportunity Fund IX (“Fund IX”), an affiliate of our Manager.  The subordinate single-borrower CMBS was fully repaid in March 2017.

In March 2015, we sold our entire interest, consisting of a $35 million participation, in a subordinate loan (the “Mammoth Loan”) at par to Mammoth Mezz Holdings, LLC, an affiliate of our Manager. We purchased the Mammoth Loan in April 2011 from an independent third party and a syndicate of financial institutions and other entities acting as subordinate lenders to Mammoth Mountain Ski Area, LLC (“Mammoth”). Mammoth is a single purpose, bankruptcy remote entity that is owned and controlled by affiliates of our Manager.

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

In July 2014, we announced the co-origination of a £101.75 million first mortgage loan for the development of a 46-story residential tower and 18-story housing development containing a total of 366 private residential and affordable housing units located in London.  We originated £86.75 million of the loan, and private funds managed by an affiliate of our Manager provided £15.0 million. The first mortgage loan was paid off in full in March 2017.

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

In November 2013, we co‑originated a GBP‑denominated first mortgage loan with SEREF, which is secured by Centre Point, an iconic tower located in Central London, England. We funded £15 million of the initial £55 million funding and committed to future funding of £165 million. The A‑Note bears interest at 8.55% fixed and the B‑Note bears interest at three-month LIBOR plus 7.0%, unless the fixed rate option is elected. The loan was amended in December 2014, increasing the total commitment to £265.0 million and our future funding commitment to £195.0 million. The loan had a maturity of December 2017, however in October 2017 the loan was extended to April 2018.

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

In August 2013, we co‑originated GBP‑denominated first mortgage and mezzanine loans with Starfin. The loans were collateralized by a development of a 109-unit retirement community and a 30-key nursing home in Battersea Park, London, England. We and Starfin committed $11.3 million and $22.5 million, respectively, in aggregate for the two loans. The first mortgage and mezzanine loans were paid off in full in May 2016 and June 2016, respectively.

In April 2013, we purchased two B‑Notes for $146.7 million from entities substantially all of whose equity was owned by an affiliate of our Manager. The B‑Notes are secured by two Class A office buildings located in Austin, Texas. On May 17, 2013, we sold senior participation interests in the B‑Notes to a third party, generating $95.0 million in aggregate proceeds. We retained the subordinated interests. In October 2015, we sold one of the subordinated interests in the B-Notes to a third party, generating $29.2 million in aggregate proceeds. The remaining subordinated interest was paid off in full in April 2017.

In December 2012, we acquired 9,140,000 ordinary shares in SEREF, a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange, for approximately $14.7 million, which equated to approximately 4% ownership of SEREF. As of December 31, 2017, our shares represent an approximate 2% interest in SEREF. Refer to Note 6 for additional details.

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

Investment in Unconsolidated Entities

In October 2014, we committed $150 million for a 33% equity interest in four regional shopping malls (the “Retail Fund”). We report our interest in the Retail Fund at its liquidation value, which resulted in a $34.7 million decrease to our investment recognized within earnings from unconsolidated entities in our consolidated statement of operations for the year ended December 31, 2017 (see Note 8). In August 2017, we funded the remaining $15.5 million capital commitment associated with this investment (see Note 8).  During the year ended December 31, 2017, we recognized a loss of $27.7 million from the Retail Fund and received distributions of $2.1 million, which resulted in a carrying value of $110.7 million as of December 31, 2017. During the years ended December 31, 2016 and 2015, we recognized $9.7 million and $10.1 million of income from the Retail Fund, respectively, and received net distributions of $7.2 million and $17.1 million, respectively.  The Retail Fund was established for the purpose of acquiring and operating four leading regional shopping malls located in Florida, Michigan, North Carolina and Virginia.  All leasing services and asset management functions for the properties are conducted by an affiliate of our Manager which specializes in redeveloping, managing and repositioning retail real estate assets.  In addition, another affiliate of our Manager serves as general partner of the Retail Fund.  In consideration for its services, the general partner will earn incentive distributions that are payable once we, along with the other limited partners, receive 100% of our capital and a preferred return of 8%.

In April 2013, in connection with our acquisition of LNR, we acquired 50% of a joint venture which owns equity in an online real estate company. An affiliate of ours, Fund IX, owns the remaining 50% of the venture.

Acquisitions from Consolidated CMBS Trusts

Our Investing and Servicing Segment acquires interests in properties for its REIS Equity Portfolio from CMBS trusts, some of which are consolidated as VIEs on our balance sheet.  Acquisitions from consolidated VIEs are reflected as repayment of debt of consolidated VIEs in our consolidated statements of cash flows.  During the years ended December 31, 2017, 2016 and 2015, we acquired $30.9 million, $136.9 million and $117.2 million, respectively, of net real estate assets from consolidated CMBS trusts for total purchase prices of $31.3 million, $128.1 million and $117.2 million, respectively, and subsequently issued non-controlling interests of $6.5 million and $5.5 million for the years ended December 31, 2016 and 2015, respectively. Refer to Note 3 for further discussion of these acquisitions.  Also during the year ended December 31, 2016, a partnership in which we hold a 50% interest acquired a $28.4 million real estate asset from a CMBS trust for a purchase price of $19.0 million.

Our Investing and Servicing Segment also acquires controlling interests in performing and non-performing commercial mortgage loans from CMBS trusts, some of which are consolidated as VIEs on our balance sheet. Acquisitions from consolidated VIEs are reflected as repayment of debt of consolidated VIEs in our consolidated statements of cash flows.  During the year ended December 31, 2016, we acquired $36.6 million of performing loans from consolidated CMBS trusts. There were no performing loans acquired during the years ended December 31, 2017 and 2015.  During the years ended December 31, 2016 and 2015, we acquired $8.2 million and $14.5 million of non-performing loans from consolidated CMBS trusts. There were no non-performing loans acquired during the year ended December 31, 2017.

Other Related-Party Arrangements

During the year ended December 31, 2016, we established a co-investment fund which provides key personnel with the opportunity to invest in certain properties included in our REIS Equity Portfolio.  These personnel include certain of our employees as well as employees of affiliates of our Manager (collectively, “Fund Participants”).  The fund carries an aggregate commitment of $15.0 million and owns a 10% equity interest in certain REIS Equity Portfolio properties acquired subsequent to January 1, 2015.  As of December 31, 2017, Fund Participants have funded $4.9 million of the capital commitment and it is our current expectation that there will be no additional funding of the commitment.  The capital contributed by Fund Participants is reflected on our consolidated balance sheets as non-controlling interests in consolidated subsidiaries.  In an effort to retain key personnel, the fund provides for disproportionate distributions which allows Fund Participants to earn an incremental 60% on all operating cash flows attributable to their capital account, net of a 5% preferred return to us as general partner of the fund.  Amounts earned by Fund Participants pursuant to this waterfall are reflected within net income attributable to non-controlling interests in our consolidated statements of operations.  During the years ended December 31, 2017 and 2016, the non-controlling interests related to this fund received cash distributions of $1.4 million and $0.4 million, respectively.

17. Stockholders’ Equity and Non-Controlling Interests

The Company’s authorized capital stock consists of 100,000,000 shares of preferred stock, $0.01 par value per share, and 500,000,000 shares of common stock, $0.01 par value per share.

We issued common stock in public offerings as follows during the years ended December 31, 2017, 2016 and 2015:

	Shares issued	Price	Proceeds
Issuance date	(in thousands)	per share	(in thousands)
12/9/16	20,470	$21.93	$448,825
4/20/15	13,800	23.63	326,142

In May 2014, we established the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”), which provides stockholders with a means of purchasing additional shares of our common stock by reinvesting the cash dividends paid on our common stock and by making additional optional cash purchases.  Shares of our common stock purchased under the DRIP Plan will either be issued directly by the Company or purchased in the open market by the plan administrator.  The Company may issue up to 11.0 million shares of common stock under the DRIP Plan.   During the years ended December 31, 2017, 2016 and 2015, shares issued under the DRIP Plan were not material.

In May 2014, we entered into an amended and restated At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell shares of the Company’s common stock of up to $500.0 million from time to time, through an “at the market” equity offering program. Sales of shares under the ATM Agreement are made by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices. During the years ended December 31, 2017, 2016 and 2015, there were no shares issued under the ATM Agreement.

In September 2014, our board of directors authorized and announced the repurchase of up to $250 million of our outstanding common stock over a period of one year. Subsequent amendments to the repurchase program approved by our board of directors in December 2014, June 2015, January 2016 and February 2017 resulted in the program being (i) amended to increase maximum repurchases to $500.0 million, (ii) expanded to allow for the repurchase of our outstanding Convertible Notes under the program and (iii) extended through January 2019. Purchases made pursuant to the program are made in either the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are discretionary and are subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time.

During the year ended December 31, 2017, there were no Convertible Note or common stock repurchases under the repurchase program. The repurchase of the 2018 Notes discussed in Note 11 was not considered part of the repurchase program and therefore does not reduce our available capacity for future repurchases under the repurchase program. During the year ended December 31, 2016, we repurchased $19.4 million aggregate principal amount of our 2017 Notes for $19.9 million (refer to Note 11).  Also during the year ended December 31, 2016, we repurchased 1,052,889 shares of common stock for $19.7 million under the repurchase program.  During the year ended December 31, 2015, we repurchased $118.6 million aggregate principal amount of our 2019 Notes for $136.3 million.  Also during the year ended December 31, 2015, we repurchased 2,340,246 shares of common stock for $48.7 million under the repurchase program.  As of December 31, 2017, we had $262.2 million of remaining capacity to repurchase common stock and/or Convertible Notes under the repurchase program.

Underwriting and offering costs for the years ended December 31, 2016 and 2015 were $0.8 million and $0.9 million, respectively, and are reflected as a reduction of additional paid in capital in the consolidated statements of equity. Underwriting and offering costs for the year ended December 31, 2017 were not material.

Our board of directors declared the following dividends during the years ended December 31 2017, 2016 and 2015:

Declaration Date	Record Date	Ex-Dividend Date	Payment Date	Amount	Frequency
11/8/17	12/29/17	12/28/17	1/12/18	$0.48	Quarterly
8/9/17	9/29/17	9/28/17	10/13/17	0.48	Quarterly
5/9/17	6/30/17	6/28/17	7/14/17	0.48	Quarterly
2/23/17	3/31/17	3/29/17	4/14/17	0.48	Quarterly
11/2/16	12/30/16	12/28/16	1/13/17	0.48	Quarterly
8/4/16	9/30/16	9/28/16	10/17/16	0.48	Quarterly
5/9/16	6/30/16	6/28/16	7/15/16	0.48	Quarterly
2/25/16	3/31/16	3/29/16	4/15/16	0.48	Quarterly
11/5/15	12/31/15	12/29/15	1/15/16	0.48	Quarterly
8/4/15	9/30/15	9/28/15	10/15/15	0.48	Quarterly
5/5/15	6/30/15	6/26/15	7/15/15	0.48	Quarterly
2/25/15	3/31/15	3/27/15	4/15/15	0.48	Quarterly

Equity Incentive Plans

In May 2017, the Company’s shareholders approved the 2017 Manager Equity Plan and the Starwood Property Trust, Inc. 2017 Equity Plan (the “2017 Equity Plan”), which allow for the issuance of up to 11,000,000 stock options, stock appreciation rights, RSAs, RSUs or other equity-based awards or any combination thereof to the Manager, directors, employees, consultants or any other party providing services to the Company. The 2017 Manager Equity Plan succeeds and replaces the Manager Equity Plan and the 2017 Equity Plan succeeds and replaces the Starwood Property Trust, Inc. Equity Plan (the “Equity Plan”) and the Starwood Property Trust, Inc. Non-Executive Director Stock Plan (the “Non-Executive Director Stock Plan”). As of December 31, 2017, 10,807,491 share awards were available to be issued under either the 2017 Manager Equity Plan or the 2017 Equity Plan, determined on a combined basis.

To date, we have only granted RSAs and RSUs under the equity incentive plans. The holders of awards of RSAs or RSUs are entitled to receive dividends or “distribution equivalents,” which generally will be payable at such time dividends are paid on our outstanding shares of common stock.

The table below summarizes our share awards granted or vested under the Manager Equity Plan and the 2017 Manager Equity Plan during the years ended December 31, 2017, 2016 and 2015 (dollar amounts in thousands):

Grant Date	Type	Amount Granted	Grant Date Fair Value	Vesting Period
March 2017	RSU	1,000,000	$22,240	3 years
May 2015	RSU	675,000	16,511	3 years
January 2014	RSU	489,281	14,776	3 years
January 2014	RSU	2,000,000	55,420	3 years
October 2012	RSU	875,000	19,854	3 years

During the years ended December 31, 2017, 2016 and 2015, we granted 719,640, 389,237 and 576,408 RSAs, respectively, under the Equity Plan and the 2017 Equity Plan to a select group of eligible participants which includes our employees and employees of our Manager who perform services for us. We also granted 47,463 RSUs during the year ended December 31, 2016. The awards were granted based on the market price of the Company’s common stock on the respective grant date and vest over a three-year period. Expenses related to the vesting of these awards are reflected in general and administrative expenses in our consolidated statements of operations. No RSUs were granted during the years ended December 31, 2017 and 2015.

The following shares of common stock were issued, without restriction, to our Manager as part of the incentive compensation due under the Management Agreement during the years ended December 31, 2017, 2016 and 2015:

Timing of Issuance	Shares of Common Stock Issued	Price per share
November 2017	239,757	$21.64
August 2017	98,061	22.10
May 2017	123,478	21.83
February 2017	418,016	22.84
November 2016	144,093	22.06
August 2016	65,211	21.99
May 2016	117,083	19.64
March 2016	606,166	18.02
November 2015	126,154	20.22
August 2015	95,696	21.82
May 2015	136,261	24.17
March 2015	387,299	24.39

The following table summarizes our share‑based compensation expenses during the years ended December 31, 2017, 2016 and 2015 (in thousands):

	For the year ended December 31,
	2017	2016	2015
Management fees:
Manager incentive fee	$21,072	$16,423	$18,859
2017 Manager Equity Plan (1)	10,423	21,484	26,625
	31,495	37,907	45,484
General and administrative:
2017 Equity Plan (1)	7,728	11,163	5,521
	7,728	11,163	5,521
Income tax effect	—	—	—
Total share-based compensation expense	$39,223	$49,070	$51,005

(1)

Share-based compensation expense relating to the Manager Equity Plan is reflected within the 2017 Manager Equity Plan. Share-based compensation expense relating to the Non-Executive Director Stock Plan and the Equity Plan are reflected within the 2017 Equity Plan.

Schedule of Non‑Vested Shares and Share Equivalents (1)

		2017		Weighted Average
	2017	Manager		Grant Date Fair
	Equity Plan	Equity Plan	Total	Value (per share)
Balance as of January 1, 2017	539,124	281,250	820,374	$22.34
Granted	742,516	1,000,000	1,742,516	22.20
Vested	(357,552)	(474,999)	(832,551)	22.74
Forfeited	(38,950)	—	(38,950)	22.57
Balance as of December 31, 2017	885,138	806,251	1,691,389	21.95

(1)

Equity-based award activity for awards granted under the Equity Plan and Non-Executive Director Stock Plan is reflected within the 2017 Equity Plan column, and for awards granted under the Manager Equity Plan, within the 2017 Manager Equity Plan column.

The weighted average grant date fair value per share of grants during the years ended December 31, 2017, 2016 and 2015 was $22.20, $19.13 and $24.20, respectively.

Vesting Schedule

		2017 Manager
	2017 Equity Plan	Equity Plan	Total
2018	284,190	389,582	673,772
2019	248,843	333,335	582,178
2020	352,105	83,334	435,439
Total	885,138	806,251	1,691,389

As of December 31, 2017, there was approximately $31.2 million of total unrecognized compensation costs related to unvested share‑based compensation arrangements which are expected to be recognized over a weighted average period of 2.2 years. The total fair value of shares vested during the years ended December 31, 2017, 2016 and 2015 were $18.3 million, $30.2 million and $28.3 million, respectively, as of the respective vesting dates.

Non-Controlling Interests in Consolidated Subsidiaries

As discussed in Note 3, in connection with the First Closing of our DownREIT Portfolio in December 2017, we issued 2,779,774 Class A Units in SPT Dolphin. Commencing six months from issuance, Class A Units are redeemable for consideration equal to the current share price of the Company’s common stock on a one-for-one basis, with the consideration paid in either cash or the Company’s common stock, at the determination of the Company.  In consolidation, the issued Class A Units are reflected as non-controlling interests in consolidated subsidiaries on our consolidated balance sheet as of December 31, 2017.

To the extent SPT Dolphin has sufficient cash available, the Class A Units earn a preferred return indexed to the dividend rate of the Company’s common stock.  Any distributions made pursuant to this waterfall are recognized within net income attributable to non-controlling interests in our consolidated statement of operations.  Amounts attributable to the Class A Unitholders were not significant for the year ended December 31, 2017.

18. Earnings per Share

The following table provides a reconciliation of net income and the number of shares of common stock used in the computation of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Year Ended December 31,
	2017	2016	2015
Basic Earnings
Income attributable to STWD common stockholders	$400,770	$365,186	$450,697
Less: Income attributable to participating shares not already deducted as non-controlling interests	(3,183)	(2,053)	(3,434)
Basic earnings	$397,587	$363,133	$447,263

Diluted Earnings
Income attributable to STWD common stockholders	$400,770	$365,186	$450,697
Less: Income attributable to participating shares not already deducted as non-controlling interests	(3,183)	(2,053)	(3,434)
Add: Undistributed earnings to participating shares	—	—	—
Less: Undistributed earnings reallocated to participating shares	—	—	—
Diluted earnings	$397,587	$363,133	$447,263

Number of Shares:
Basic — Average shares outstanding	259,620	238,529	233,419
Effect of dilutive securities — Convertible Notes	1,899	2,697	97
Effect of dilutive securities — Contingently issuable shares	508	473	524
Effect of dilutive securities — Unvested non-participating shares	52	95	102
Diluted — Average shares outstanding	262,079	241,794	234,142

Earnings Per Share Attributable to STWD Common Stockholders:
Basic	$1.53	$1.52	$1.92
Diluted	$1.52	$1.50	$1.91

As of December 31, 2017, 2016 and 2015, participating shares of 4.2 million, 0.6 million and 1.5 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above. Such participating shares at December 31, 2017 include 2.8 million potential shares of our common stock issuable upon redemption of the Class A Units in SPT Dolphin, as discussed in Note 17.

Also as of December 31, 2017, there were 44.9 million potential shares of common stock contingently issuable upon the conversion of the Convertible Notes. The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash. As a result, this principal amount, representing 43.0 million shares at December 31, 2017, was not included in the computation of diluted EPS. However, as discussed in Note 11, the conversion options associated with the 2018 Notes and 2019 Notes are “in-the-money” as the if-converted values exceeded their principal amounts by $12.0 million and $30.1 million, respectively, at December 31, 2017. The dilutive effect to EPS is determined by dividing this “conversion spread value” by the average share price. The “conversion spread value” is the value that would be delivered to investors in shares based on the terms of the Convertible Notes, upon an assumed conversion. In calculating the dilutive effect of these shares, the treasury stock method was used and resulted in a dilution of 1.9 million shares for the year ended December 31, 2017. The conversion options associated with the 2023 Notes are “out-of-the-money” because the if-converted value was less than the principal amount by $44.0 million at December 31, 2017; therefore, there was no dilutive effect to EPS for the 2023 Notes.

19. Accumulated Other Comprehensive Income

The changes in AOCI by component are as follows (amounts in thousands):

		Cumulative
		Unrealized Gain
	Effective Portion of	(Loss) on	Foreign
	Cumulative Loss on	Available-for-	Currency
	Cash Flow Hedges	Sale Securities	Translation	Total
Balance at January 1, 2015	$(97)	$60,190	$(4,197)	$55,896
OCI before reclassifications	(709)	(17,487)	(9,285)	(27,481)
Amounts reclassified from AOCI	741	(5,396)	5,969	1,314
Net period OCI	32	(22,883)	(3,316)	(26,167)
Balance at December 31, 2015	(65)	37,307	(7,513)	29,729
OCI before reclassifications	(284)	7,622	(10,040)	(2,702)
Amounts reclassified from AOCI	323	—	8,788	9,111
Net period OCI	39	7,622	(1,252)	6,409
Balance at December 31, 2016	(26)	44,929	(8,765)	36,138
OCI before reclassifications	54	13,055	20,775	33,884
Amounts reclassified from AOCI	(3)	(95)	—	(98)
Net period OCI	51	12,960	20,775	33,786
Balance at December 31, 2017	$25	$57,889	$12,010	$69,924

The reclassifications out of AOCI impacted the consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 as follows (amounts in thousands):

	Amounts Reclassified from
	AOCI during the Year			Affected Line Item
	Ended December 31,			in the Statements
Details about AOCI Components	2017	2016	2015	of Operations
Gain (losses) on cash flow hedges:
Interest rate contracts	$3	$(323)	$(741)	Interest expense
Unrealized gains (losses) on available-for-sale securities:
Interest realized upon collection	95	—	5,396	Interest income from investment securities
Foreign currency translation:
Foreign currency loss from European servicing and advisory business divestiture	—	(8,788)	—	Gain on sale of investments and other assets, net
Foreign currency loss from CMBS redemption	—	—	(5,969)	Foreign currency gain (loss), net
Total	—	(8,788)	(5,969)
Total reclassifications for the period	$98	$(9,111)	$(1,314)

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

Fair Value on a Recurring Basis

We determine the fair value of our financial assets and liabilities measured at fair value on a recurring basis as follows:

Loans held-for-sale, commercial

We measure the fair value of our commercial mortgage loans held-for-sale using a discounted cash flow analysis unless observable market data (i.e., securitized pricing) is available. A discounted cash flow analysis requires management to make estimates regarding future interest rates and credit spreads. The most significant of these inputs relates to credit spreads and is unobservable. Thus, we have determined that the fair values of mortgage loans valued using a discounted cash flow analysis should be classified in Level III of the fair value hierarchy, while mortgage loans valued using securitized pricing should be classified in Level II of the fair value hierarchy. Mortgage loans classified in Level III are transferred to Level II if securitized pricing becomes available.

Loans held-for-sale, residential

We measure the fair value of our residential mortgage loans held-for-sale based on the net present value of expected future cash flows using a combination of observable and unobservable inputs.  Observable market participant assumptions include pricing related to trades of residential mortgage loans with similar characteristics.  Unobservable inputs include the expectation of future cash flows, which involves judgments about the underlying collateral, the creditworthiness of the borrower, estimated prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors.  At each measurement date, we consider both the observable and unobservable valuation inputs in the determination of fair value.  However, given the significance of the unobservable inputs, these loans have been classified within Level III.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2017 and 2016, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not as significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.

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

Secured financing agreements, 2021 Notes, 2025 Notes and secured borrowings on transferred loans

The fair value of the secured financing agreements, 2021 Notes, 2025 Notes and secured borrowings on transferred loans are determined by discounting the contractual cash flows at the interest rate we estimate such arrangements would bear if executed in the current market. We have determined that our valuation of these instruments should be classified in Level III of the fair value hierarchy.

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

Fair Value Disclosures

The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the consolidated balance sheets by their level in the fair value hierarchy as of December 31, 2017 and 2016 (amounts in thousands):

	December 31, 2017
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$745,743	$—	$—	$745,743
RMBS	247,021	—	—	247,021
CMBS	24,191	—	—	24,191
Equity security	13,523	13,523	—	—
Domestic servicing rights	30,759	—	—	30,759
Derivative assets	33,898	—	33,898	—
VIE assets	51,045,874	—	—	51,045,874
Total	$52,141,009	$13,523	$33,898	$52,093,588
Financial Liabilities:
Derivative liabilities	$36,200	$—	$36,200	$—
VIE liabilities	50,000,010	—	47,811,073	2,188,937
Total	$50,036,210	$—	$47,847,273	$2,188,937

	December 31, 2016
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$63,279	$—	$—	$63,279
RMBS	253,915	—	—	253,915
CMBS	31,546	—	—	31,546
Equity security	12,177	12,177	—	—
Domestic servicing rights	55,082	—	—	55,082
Derivative assets	89,361	—	89,361	—
VIE assets	67,123,261	—	—	67,123,261
Total	$67,628,621	$12,177	$89,361	$67,527,083
Financial Liabilities:
Derivative liabilities	$3,904	$—	$3,904	$—
VIE liabilities	66,130,592	—	63,545,223	2,585,369
Total	$66,134,496	$—	$63,549,127	$2,585,369

The changes in financial assets and liabilities classified as Level III are as follows for the years ended December 31, 2017 and 2016 (amounts in thousands):

				Domestic
	Loans			Servicing		VIE
	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
January 1, 2016 balance	$203,865	$176,224	$212,981	$119,698	$76,675,689	$(2,552,448)	$74,836,009
Impact of ASU 2015-02 adoption (1)	—	—	—	(17,467)	17,467	—	—
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	74,251	—	(1,421)	(47,149)	(25,141,786)	1,385,108	(23,730,997)
Net accretion	—	15,479	—	—	—	—	15,479
Included in OCI	—	7,622	—	—	—	—	7,622
Purchases / Originations	1,670,966	98,035	57,576	—	—	—	1,826,577
Sales	(1,884,380)	—	(18,725)	—	—	—	(1,903,105)
Issuances	—	—	—	—	—	(35,728)	(35,728)
Cash repayments / receipts	(1,423)	(43,445)	(58,435)	—	—	53,107	(50,196)
Transfers into Level III	—	—	—	—	—	(1,101,416)	(1,101,416)
Transfers out of Level III	—	—	—	—	—	268,915	268,915
Consolidation of VIEs	—	—	(162,745)	—	21,289,873	(648,352)	20,478,776
Deconsolidation of VIEs	—	—	2,315	—	(5,717,982)	45,445	(5,670,222)
December 31, 2016 balance	63,279	253,915	31,546	55,082	67,123,261	(2,585,369)	64,941,714
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	66,987	—	(3,986)	(24,323)	(17,522,632)	889,008	(16,594,946)
OTTI	—	(109)	—	—	—	—	(109)
Net accretion	—	13,457	—	—	—	—	13,457
Included in OCI	—	12,960	—	—	—	—	12,960
Purchases / Originations	2,265,552	7,433	11,798	—	—	—	2,284,783
Sales	(1,582,050)	—	(11,579)	—	—	—	(1,593,629)
Issuances	—	—	—	—	—	(25,605)	(25,605)
Cash repayments / receipts	(68,025)	(40,635)	(9,239)	—	—	(40,544)	(158,443)
Transfers into Level III	—	—	—	—	—	(629,293)	(629,293)
Transfers out of Level III	—	—	—	—	—	303,295	303,295
Consolidation of VIEs	—	—	—	—	3,925,370	(195,913)	3,729,457
Deconsolidation of VIEs	—	—	5,651	—	(2,480,125)	95,484	(2,378,990)
December 31, 2017 balance	$745,743	$247,021	$24,191	$30,759	$51,045,874	$(2,188,937)	$49,904,651
Amount of total gains (losses) included in earnings attributable to assets still held at:
December 31, 2016	$214	$15,479	$(1,205)	$(47,149)	$(25,141,786)	$1,385,108	$(23,789,339)
December 31, 2017	3,506	13,241	1,711	(24,323)	(17,522,632)	889,008	(16,639,489)

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

The following table presents the fair values, all of which are classified in Level III of the fair value hierarchy, of our financial instruments not carried at fair value on the consolidated balance sheets (amounts in thousands):

	December 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets not carried at fair value:
Loans held-for-investment and loans transferred as secured borrowings	$6,636,898	$6,729,302	$5,882,995	$5,934,219
HTM securities	433,468	428,338	509,980	504,165
Financial liabilities not carried at fair value:
Secured financing agreements and secured borrowings on transferred loans	$5,847,241	$5,810,998	$4,189,126	$4,198,136
Unsecured senior notes	2,125,235	2,191,285	2,011,544	2,088,374

The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Carrying Value at	Valuation	Unobservable	Range as of December 31, (1)
	December 31, 2017	Technique	Input	2017	2016
Loans held-for-sale, fair value option	$745,743	Discounted cash flow	Yield (b)	4.3% - 6.0%	5.0% - 5.7%
			Duration (c)	1.8 - 12.1 years	10.0 years
RMBS	247,021	Discounted cash flow	Constant prepayment rate (a)	2.5% - 21.4%	2.8% - 17.0%
			Constant default rate (b)	0.9% - 5.8%	1.1% - 8.1%
			Loss severity (b)	14% - 75% (e)	12% - 79% (e)
			Delinquency rate (c)	4% - 33%	2% - 29%
			Servicer advances (a)	20% - 83%	23% - 94%
			Annual coupon deterioration (b)	0% - 0.8%	0% - 0.6%
			Putback amount per projected total collateral loss (d)	0% - 7%	0% - 15%
CMBS	24,191	Discounted cash flow	Yield (b)	0% - 168.5%	0% - 172.0%
			Duration (c)	0 - 9.7 years	0 - 18.7 years
Domestic servicing rights	30,759	Discounted cash flow	Debt yield (a)	7.75%	7.75%
			Discount rate (b)	15%	15%
			Control migration (b)	0% - 80%	0% - 80%
VIE assets	51,045,874	Discounted cash flow	Yield (b)	0% - 826.6%	0% - 960.4%
			Duration (c)	0 - 14.0 years	0 - 12.0 years
VIE liabilities	2,188,937	Discounted cash flow	Yield (b)	0% - 826.6%	0% - 960.4%
			Duration (c)	0 - 14.0 years	0 - 12.0 years

(1)	The ranges of significant unobservable inputs are represented in percentages and years.

Sensitivity of the Fair Value to Changes in the Unobservable Inputs

(a)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
(b)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.
(c)

Significant increase (decrease) in the unobservable input in isolation would result in either a significantly lower or higher (higher or lower) fair value measurement depending on the structural features of the security in question.

(d)	Any delay in the putback recovery date leads to a decrease in fair value for the majority of securities in our RMBS portfolio.
(e)	81% and 57% of the portfolio falls within a range of 45% ‑ 80% as of December 31, 2017 and 2016, respectively.

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

Our TRSs engage in various real estate related operations, including special servicing of commercial real estate, originating and securitizing commercial mortgage loans, and investing in entities which engage in real estate related operations. The majority of our TRSs are held within the Investing and Servicing Segment.  As of December 31, 2017 and 2016, approximately $673.1 million and $634.4 million, respectively, of assets, including $24.1 million and $181.0 million in cash, respectively, were owned by TRS entities. Our TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.

Our income tax provision consisted of the following for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	For the year ended December 31,
	2017	2016	2015
Current
Federal	$17,495	$8,878	$15,095
Foreign	8	938	6,000
State	3,115	2,192	2,532
Total current	20,618	12,008	23,627
Deferred
Federal	10,815	(2,655)	(3,799)
Foreign	—	(447)	(1,973)
State	89	(562)	(649)
Total deferred	10,904	(3,664)	(6,421)
Total income tax provision	$31,522	$8,344	$17,206

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted which, amongst other corporate and individual tax law changes, lowered the corporate tax rate effective January 1, 2018.  The Act will reduce our Federal statutory rate from 35% to 21% effective January 1, 2018.  As a result of this tax rate change, we remeasured our deferred tax assets, which resulted in a $10.4 million write-off of a portion of these assets.  This charge was recognized within income tax provision in our consolidated statement of operations for the year ended December 31, 2017.  The Company’s assessment of the Act is materially complete with the results reflected in our consolidated financial statements herein, as applicable.  No material provisional amounts associated with our assessment of the Act have been recorded as of and for the year ended December 31, 2017.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are presented net by tax jurisdiction and are reported in other assets and other liabilities, respectively. At December 31, 2017 and 2016, our U.S. tax jurisdiction was in a net deferred tax asset position.  There were no deferred taxes in our European tax jurisdiction at December 31, 2017 and 2016.  The following table presents each of these tax jurisdictions and the tax effects of temporary differences on their respective net deferred tax assets and liabilities (in thousands):

	December 31,
	2017	2016
U.S.
Deferred tax asset, net
Reserves and accruals	$3,845	$6,103
Domestic intangible assets	17,196	24,450
Investment securities and loans	(161)	(2,355)
Investment in unconsolidated entities	(2,005)	948
Deferred income	294	292
Net operating and capital loss carryforwards	—	804
Other U.S. temporary differences	526	356
	19,695	30,598
Europe
Deferred tax liability, net
Net operating and capital loss carryforwards	—	5,533
Valuation allowance	—	(5,533)
	—	—
Net deferred tax assets	$19,695	$30,598

Unrecognized tax benefits were not material as of and during the years ended December 31, 2017 and 2016. The Company’s tax returns are no longer subject to audit for years ended prior to January 1, 2014. The Company had pre-tax loss from foreign operations of $26.6 million during the year ended December 31, 2017. The Company had pre-tax income from foreign operations of $14.1 million and $22.0 million during the years ended December 31, 2016 and 2015, respectively.

The following table is a reconciliation of our U.S. federal income tax determined using our statutory federal tax rate to our reported income tax provision for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	For the Year Ended December 31,
	2017		2016		2015
Federal statutory tax rate	$155,501	35.0%	$131,598	35.0%	$164,286	35.0%
REIT and other non-taxable income	(135,830)	(30.6)%	(123,209)	(32.7)%	(148,514)	(31.6)%
State income taxes	3,091	0.7%	1,634	0.4%	1,800	0.4%
Federal benefit of state tax deduction	(1,082)	(0.2)%	(572)	(0.2)%	(630)	(0.1)%
Valuation allowance	—	—%	(2,966)	(0.8)%	445	0.1%
Changes in tax law	10,365	2.3%	—	—%	—	—%
Other	(523)	(0.1)%	1,859	0.5%	(181)	(0.1)%
Effective tax rate	$31,522	7.1%	$8,344	2.2%	$17,206	3.7%

During the year ended December 31, 2017, we recognized $53.9 million in earnings from unconsolidated entities related to our interest in an investor entity which owns equity in an online real estate company (see Note 8). The income tax effect of these earnings, net of the related Manager incentive fee, was $18.3 million in our consolidated statement of operations for the year ended December 31, 2017.

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

The changes in the valuation allowance associated with our deferred tax assets are as follows for the years ended December 31, 2017 and 2016 (amounts in thousands):

	2017	2016	2015
January 1 balance	$5,533	$10,573	$11,200
(Releases) additions to income tax provision	(5,533)	(2,966)	445
Provision to return adjustments to deferred tax amounts	—	—	23
Foreign currency adjustments reflected in OCI	—	(417)	(770)
Release due to European servicing and advisory business divestiture	—	(1,585)	—
Other	—	(72)	(325)
December 31 balance	$—	$5,533	$10,573

22. Commitments and Contingencies

As of December 31, 2017, we had future funding commitments on 55 loans totaling $1.6 billion, of which we expect to fund $1.3 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum debt service coverage ratios or executions of new leases before advances are made to the borrower.

Future minimum rental payments for our corporate offices, sublease income from space subleased to other parties within our corporate offices and future minimum rental payments for ground leases of investment properties for each of the next five years and thereafter are as follows (in thousands):

	Corporate	Sublease	Ground
	Rents	Income	Leases
2018	$6,361	$1,790	$317
2019	5,957	1,553	318
2020	5,332	1,387	319
2021	2,660	693	323
2022	—	—	324
Thereafter	—	—	11,901
Total	$20,310	$5,423	$13,502

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

The table below presents our results of operations for the year ended December 31, 2017 by business segment (amounts in thousands):

			Investing			Investing
	Lending	Property	and Servicing			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$499,806	$—	$14,008	$—	$513,814	$—	$513,814
Interest income from investment securities	46,710	—	134,743	—	181,453	(128,640)	52,813
Servicing fees	711	—	111,158	—	111,869	(50,423)	61,446
Rental income	—	198,466	50,534	—	249,000	—	249,000
Other revenues	686	645	1,794	—	3,125	(310)	2,815
Total revenues	547,913	199,111	312,237	—	1,059,261	(179,373)	879,888
Costs and expenses:
Management fees	1,933	—	72	120,387	122,392	307	122,699
Interest expense	107,167	46,552	19,840	123,201	296,760	(1,094)	295,666
General and administrative	19,981	4,734	94,625	9,911	129,251	336	129,587
Acquisition and investment pursuit costs	3,240	375	(143)	—	3,472	—	3,472
Costs of rental operations	—	72,208	22,050	—	94,258	—	94,258
Depreciation and amortization	66	73,538	19,999	—	93,603	—	93,603
Loan loss allowance, net	(5,458)	—	—	—	(5,458)	—	(5,458)
Other expense	149	110	1,163	—	1,422	—	1,422
Total costs and expenses	127,078	197,517	157,606	253,499	735,700	(451)	735,249
Income (loss) before other income (loss), income taxes and non-controlling interests	420,835	1,594	154,631	(253,499)	323,561	(178,922)	144,639
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	252,434	252,434
Change in fair value of servicing rights	—	—	(30,315)	—	(30,315)	5,992	(24,323)
Change in fair value of investment securities, net	175	—	54,333	—	54,508	(58,319)	(3,811)
Change in fair value of mortgage loans held-for-sale, net	2,324	—	64,663	—	66,987	—	66,987
Earnings (loss) from unconsolidated entities	3,365	(27,685)	68,192	—	43,872	(13,367)	30,505
(Loss) gain on sale of investments and other assets, net	(59)	77	20,481	—	20,499	—	20,499
Loss on derivative financial instruments, net	(35,262)	(32,333)	(2,497)	(2,440)	(72,532)	—	(72,532)
Foreign currency gain, net	33,651	14	6	—	33,671	—	33,671
OTTI	(109)	—	—	—	(109)	—	(109)
Loss on extinguishment of debt	—	—	—	(5,915)	(5,915)	—	(5,915)
Other income, net	—	7	1,105	1,745	2,857	(613)	2,244
Total other income (loss)	4,085	(59,920)	175,968	(6,610)	113,523	186,127	299,650
Income (loss) before income taxes	424,920	(58,326)	330,599	(260,109)	437,084	7,205	444,289
Income tax provision	(143)	(249)	(31,130)	—	(31,522)	—	(31,522)
Net income (loss)	424,777	(58,575)	299,469	(260,109)	405,562	7,205	412,767
Net income attributable to non-controlling interests	(1,419)	—	(3,373)	—	(4,792)	(7,205)	(11,997)
Net income (loss) attributable to Starwood Property Trust, Inc.	$423,358	$(58,575)	$296,096	$(260,109)	$400,770	$—	$400,770

The table below presents our results of operations for the year ended December 31, 2016 by business segment (amounts in thousands):

			Investing			Investing
	Lending	Property	and Servicing			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$449,470	$—	$17,725	$—	$467,195	$—	$467,195
Interest income from investment securities	47,241	—	146,692	—	193,933	(123,085)	70,848
Servicing fees	782	—	144,941	—	145,723	(56,767)	88,956
Rental income	—	114,537	38,223	—	152,760	—	152,760
Other revenues	242	62	5,255	—	5,559	(651)	4,908
Total revenues	497,735	114,599	352,836	—	965,170	(180,503)	784,667
Costs and expenses:
Management fees	1,829	—	78	115,348	117,255	196	117,451
Interest expense	88,000	22,009	15,983	105,267	231,259	(460)	230,799
General and administrative	18,517	3,338	121,140	9,243	152,238	703	152,941
Acquisition and investment pursuit costs	1,665	7,886	2,520	1,391	13,462	—	13,462
Costs of rental operations	—	47,463	17,638	—	65,101	—	65,101
Depreciation and amortization	—	50,669	16,117	—	66,786	—	66,786
Loan loss allowance, net	3,759	—	—	—	3,759	—	3,759
Other expense	—	513	315	—	828	—	828
Total costs and expenses	113,770	131,878	173,791	231,249	650,688	439	651,127
Income (loss) before other income (loss), income taxes and non-controlling interests	383,965	(17,279)	179,045	(231,249)	314,482	(180,942)	133,540
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	151,593	151,593
Change in fair value of servicing rights	—	—	(43,258)	—	(43,258)	(3,891)	(47,149)
Change in fair value of investment securities, net	20	—	(44,094)	—	(44,074)	42,673	(1,401)
Change in fair value of mortgage loans held-for-sale, net	—	—	74,251	—	74,251	—	74,251
Earnings from unconsolidated entities	3,447	9,736	8,937	—	22,120	(397)	21,723
Gain on sale of investments and other assets, net	1,716	—	226	—	1,942	—	1,942
Gain (loss) on derivative financial instruments, net	41,576	33,476	(4,318)	—	70,734	—	70,734
Foreign currency (loss) gain, net	(37,595)	(38)	3,661	5	(33,967)	—	(33,967)
Loss on extinguishment of debt	—	—	—	(8,781)	(8,781)	—	(8,781)
Other income, net	—	9,102	8,959	4,271	22,332	(8,822)	13,510
Total other income (loss)	9,164	52,276	4,364	(4,505)	61,299	181,156	242,455
Income (loss) before income taxes	393,129	34,997	183,409	(235,754)	375,781	214	375,995
Income tax benefit (provision)	1,610	—	(9,954)	—	(8,344)	—	(8,344)
Net income (loss)	394,739	34,997	173,455	(235,754)	367,437	214	367,651
Net income attributable to non-controlling interests	(1,398)	—	(853)	—	(2,251)	(214)	(2,465)
Net income (loss) attributable to Starwood Property Trust, Inc.	$393,341	$34,997	$172,602	$(235,754)	$365,186	$—	$365,186

The table below presents our results of operations for the year ended December 31, 2015 by business segment (amounts in thousands):

			Investing			Investing
	Lending	Property	and Servicing			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$460,365	$—	$17,566	$—	$477,931	$—	$477,931
Interest income from investment securities	68,059	—	156,365	—	224,424	(130,759)	93,665
Servicing fees	428	—	215,770	—	216,198	(99,130)	117,068
Rental income	—	25,445	11,177	—	36,622	—	36,622
Other revenues	597	—	10,928	—	11,525	(934)	10,591
Total revenues	529,449	25,445	411,806	—	966,700	(230,823)	735,877
Costs and expenses:
Management fees	901	—	72	123,532	124,505	228	124,733
Interest expense	81,676	5,584	10,386	104,904	202,550	—	202,550
General and administrative	21,685	1,205	123,746	7,275	153,911	717	154,628
Acquisition and investment pursuit costs	2,065	8,951	2,375	38	13,429	—	13,429
Costs of rental operations	—	5,421	6,121	—	11,542	—	11,542
Depreciation and amortization	—	15,038	13,972	—	29,010	—	29,010
Loan loss allowance, net	(2)	—	—	—	(2)	—	(2)
Other expense	6	—	383	—	389	—	389
Total costs and expenses	106,331	36,199	157,055	235,749	535,334	945	536,279
Income (loss) before other income (loss), income taxes and non-controlling interests	423,118	(10,754)	254,751	(235,749)	431,366	(231,768)	199,598
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	185,490	185,490
Change in fair value of servicing rights	—	—	(46,831)	—	(46,831)	34,226	(12,605)
Change in fair value of investment securities, net	209	—	(9,952)	—	(9,743)	12,827	3,084
Change in fair value of mortgage loans held-for-sale, net	—	—	64,320	—	64,320	—	64,320
Earnings from unconsolidated entities	4,045	10,090	13,042	—	27,177	(503)	26,674
Gain on sale of investments and other assets, net	4,839	—	17,825	—	22,664	—	22,664
Gain (loss) on derivative financial instruments, net	30,764	5,060	(14,226)	—	21,598	—	21,598
Foreign currency (loss) gain, net	(36,956)	31	(296)	—	(37,221)	—	(37,221)
Loss on extinguishment of debt	—	—	—	(5,921)	(5,921)	—	(5,921)
Other income, net	—	1,530	161	17	1,708	—	1,708
Total other income (loss)	2,901	16,711	24,043	(5,904)	37,751	232,040	269,791
Income (loss) before income taxes	426,019	5,957	278,794	(241,653)	469,117	272	469,389
Income tax provision	(242)	—	(16,964)	—	(17,206)	—	(17,206)
Net income (loss)	425,777	5,957	261,830	(241,653)	451,911	272	452,183
Net (income) loss attributable to non-controlling interests	(1,389)	—	175	—	(1,214)	(272)	(1,486)
Net income (loss) attributable to Starwood Property Trust, Inc.	$424,388	$5,957	$262,005	$(241,653)	$450,697	$—	$450,697

The table below presents our consolidated balance sheet as of December 31, 2017 by business segment (amounts in thousands):

			Investing			Investing
	Lending	Property	and Servicing			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$14,580	$10,388	$39,446	$299,308	$363,722	$5,726	$369,448
Restricted cash	21,555	12,491	10,289	4,490	48,825	—	48,825
Loans held-for-investment, net	6,558,699	—	3,796	—	6,562,495	—	6,562,495
Loans held-for-sale	613,287	—	132,456	—	745,743	—	745,743
Loans transferred as secured borrowings	74,403	—	—	—	74,403	—	74,403
Investment securities	694,012	—	1,024,143	—	1,718,155	(999,952)	718,203
Properties, net	—	2,364,806	282,675	—	2,647,481	—	2,647,481
Intangible assets	—	116,081	95,257	—	211,338	(28,246)	183,092
Investment in unconsolidated entities	45,028	110,704	50,759	—	206,491	(20,988)	185,503
Goodwill	—	—	140,437	—	140,437	—	140,437
Derivative assets	6,487	26,775	636	—	33,898	—	33,898
Accrued interest receivable	46,650	68	243	786	47,747	—	47,747
Other assets	5,648	71,929	59,676	3,755	141,008	(2,868)	138,140
VIE assets, at fair value	—	—	—	—	—	51,045,874	51,045,874
Total Assets	$8,080,349	$2,713,242	$1,839,813	$308,339	$12,941,743	$49,999,546	$62,941,289
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$23,054	$62,890	$74,426	$23,536	$183,906	$1,211	$185,117
Related-party payable	20	—	31	42,318	42,369	—	42,369
Dividends payable	—	—	—	125,916	125,916	—	125,916
Derivative liabilities	20,386	13,063	85	2,666	36,200	—	36,200
Secured financing agreements, net	3,466,487	1,621,885	411,526	296,858	5,796,756	(23,700)	5,773,056
Unsecured senior notes, net	—	—	—	2,125,235	2,125,235	—	2,125,235
Secured borrowings on transferred loans, net	74,185	—	—	—	74,185	—	74,185
VIE liabilities, at fair value	—	—	—	—	—	50,000,010	50,000,010
Total Liabilities	3,584,132	1,697,838	486,068	2,616,529	8,384,567	49,977,521	58,362,088
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	2,660	2,660	—	2,660
Additional paid-in capital	1,818,559	957,329	659,062	1,280,296	4,715,246	—	4,715,246
Treasury stock	—	—	—	(92,104)	(92,104)	—	(92,104)
Accumulated other comprehensive income (loss)	57,914	12,076	(66)	—	69,924	—	69,924
Retained earnings (accumulated deficit)	2,609,050	(14,335)	687,015	(3,499,042)	(217,312)	—	(217,312)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,485,523	955,070	1,346,011	(2,308,190)	4,478,414	—	4,478,414
Non-controlling interests in consolidated subsidiaries	10,694	60,334	7,734	—	78,762	22,025	100,787
Total Equity	4,496,217	1,015,404	1,353,745	(2,308,190)	4,557,176	22,025	4,579,201
Total Liabilities and Equity	$8,080,349	$2,713,242	$1,839,813	$308,339	$12,941,743	$49,999,546	$62,941,289

The table below presents our consolidated balance sheet as of December 31, 2016 by business segment (amounts in thousands):

			Investing			Investing
	Lending	Property	and Servicing			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$7,085	$7,701	$38,798	$560,790	$614,374	$1,148	$615,522
Restricted cash	17,885	9,146	8,202	—	35,233	—	35,233
Loans held-for-investment, net	5,827,553	—	20,442	—	5,847,995	—	5,847,995
Loans held-for-sale	—	—	63,279	—	63,279	—	63,279
Loans transferred as secured borrowings	35,000	—	—	—	35,000	—	35,000
Investment securities	776,072	—	990,570	—	1,766,642	(959,024)	807,618
Properties, net	—	1,667,108	277,612	—	1,944,720	—	1,944,720
Intangible assets	—	128,159	125,327	—	253,486	(34,238)	219,248
Investment in unconsolidated entities	30,874	124,977	56,376	—	212,227	(7,622)	204,605
Goodwill	—	—	140,437	—	140,437	—	140,437
Derivative assets	45,282	42,893	1,186	—	89,361	—	89,361
Accrued interest receivable	25,831	—	2,393	—	28,224	—	28,224
Other assets	13,470	29,569	59,503	1,866	104,408	(2,645)	101,763
VIE assets, at fair value	—	—	—	—	—	67,123,261	67,123,261
Total Assets	$6,779,052	$2,009,553	$1,784,125	$562,656	$11,135,386	$66,120,880	$77,256,266
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$20,769	$81,873	$68,603	$26,003	$197,248	$886	$198,134
Related-party payable	—	—	440	37,378	37,818	—	37,818
Dividends payable	—	—	—	125,075	125,075	—	125,075
Derivative liabilities	3,388	—	516	—	3,904	—	3,904
Secured financing agreements, net	2,258,462	1,196,830	426,683	295,851	4,177,826	(23,700)	4,154,126
Unsecured senior notes, net	—	—	—	2,011,544	2,011,544	—	2,011,544
Secured borrowings on transferred loans	35,000	—	—	—	35,000	—	35,000
VIE liabilities, at fair value	—	—	—	—	—	66,130,592	66,130,592
Total Liabilities	2,317,619	1,278,703	496,242	2,495,851	6,588,415	66,107,778	72,696,193
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	2,639	2,639	—	2,639
Additional paid-in capital	2,218,671	696,049	883,761	892,699	4,691,180	—	4,691,180
Treasury stock	—	—	—	(92,104)	(92,104)	—	(92,104)
Accumulated other comprehensive income (loss)	44,903	(8,328)	(437)	—	36,138	—	36,138
Retained earnings (accumulated deficit)	2,186,727	43,129	390,994	(2,736,429)	(115,579)	—	(115,579)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,450,301	730,850	1,274,318	(1,933,195)	4,522,274	—	4,522,274
Non-controlling interests in consolidated subsidiaries	11,132	—	13,565	—	24,697	13,102	37,799
Total Equity	4,461,433	730,850	1,287,883	(1,933,195)	4,546,971	13,102	4,560,073
Total Liabilities and Equity	$6,779,052	$2,009,553	$1,784,125	$562,656	$11,135,386	$66,120,880	$77,256,266

Revenues generated from foreign sources were $82.0 million, $100.1 million and $134.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. The majority of our revenues generated from foreign sources are derived from Ireland and the United Kingdom.  Refer to Schedules III and IV for a detailed listing of the properties and loans held by the Company, including their respective geographic locations.

24. Quarterly Financial Data (Unaudited)

The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations (amounts in thousands, except per share amounts):

	For the Three-Month Periods Ended
	March 31	June 30	September 30	December 31
2017:
Revenues	$198,720	$211,569	$226,767	$242,832
Net income	102,854	123,233	92,799	93,881
Net income attributable to Starwood Property Trust, Inc.	102,358	117,380	88,428	92,604
Earnings per share — Basic	0.39	0.45	0.34	0.35
Earnings per share — Diluted	0.39	0.44	0.33	0.35

2016:
Revenues	195,493	$199,992	$204,705	184,477
Net income	27,046	112,071	105,813	122,721
Net income attributable to Starwood Property Trust, Inc.	26,657	111,473	105,766	121,290
Earnings per share — Basic	0.11	0.47	0.44	0.50
Earnings per share — Diluted	0.11	0.47	0.44	0.49

Annual EPS may not equal the sum of each quarter’s EPS due to rounding and other computational factors.

25. Subsequent Events

Our significant events subsequent to December 31, 2017 were as follows:

Senior Notes Due 2021

On January 29, 2018, we issued $500.0 million of 3.625% Senior Notes due 2021 which mature on February 1, 2021.

Amendment of Management Agreement

In February 2018, our board of directors authorized an amendment to our Management Agreement to adjust the calculation of the base management fee and incentive fee to treat equity securities of subsidiaries issued in exchange for properties as issued common stock, effective December 28, 2017.  See Note 16 for further discussion.

DownREIT Portfolio Second Closing

In February 2018, we acquired 12 affordable housing communities (the “Second Closing”), which include 2,803 units, for $292.9 million, including contingent consideration of $19.8 million. The Second Closing was effectuated via a contribution of the properties by the Contributors for which they received cash and approximately 5.5 million Class A Units and rights to receive an additional 1.0 million Class A Units if certain contingent events occur. We financed the Second Closing utilizing 10-year mortgage debt totaling $212.8 million with a fixed 3.81% interest rate.

Dividend Declaration

On February 28, 2018, our board of directors declared a dividend of $0.48 per share for the first quarter of 2018, which is payable on April 13, 2018 to common stockholders of record as of March 30, 2018.

Starwood Property Trust, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation

December 31, 2017

(Dollars in thousands)

		Initial Cost		Costs	Gross Amounts Carried at
		to Company		Capitalized	December 31, 2017
Property Type /			Depreciable	Subsequent to		Depreciable			Accumulated	Acquisition
Geographic Location	Encumbrances	Land	Property	Acquisition(1)	Land	Property	Total		Depreciation(3)	Date
Aggregated Properties
Medical office—U.S., North East (7 properties)	$157,491	$11,283	$176,998	$—	$11,283	$176,998	$188,281		$(5,516)	Dec-16
Medical office—U.S., West (6 properties)	79,289	13,415	107,845	24	13,415	107,869	121,284		(4,376)	Dec-16
Medical office—U.S., South East (6 properties)	86,922	7,930	117,740	29	7,930	117,769	125,699		(3,917)	Dec-16
Medical office—U.S., Midwest (7 properties)	69,715	2,764	97,802	259	2,764	98,061	100,825		(3,301)	Dec-16
Medical office—U.S., South West (8 properties)	104,194	15,921	127,014	244	15,921	127,258	143,179		(4,628)	Dec-16
Office—U.S., West (1 property)	—	—	4,261	—	—	4,261	4,261		(106)	Oct-17
Office—U.S., South East (3 properties)	33,097	21,754	34,149	2,690	21,754	36,839	58,593		(3,795)	May-16 to Oct-16
Office—U.S., South West (1 property)	—	5,078	11,130	—	5,078	11,130	16,208		(155)	Sep-17
Office—Ireland (11 properties)	337,688	163,298	296,073	5,096	163,298	301,169	464,467		(25,750)	May-15 to Jul 15
Multi-family—U.S., South East (46 properties)	556,349	174,761	584,359	20,669	174,789	605,000	779,789		(41,486)	Sep-14 to Dec-17
Multi-family—Ireland (1 property)	12,213	9,112	9,688	134	9,112	9,822	18,934		(869)	May-15
Retail—U.S., North East (2 properties)	22,491	4,989	21,077	851	4,989	21,928	26,917		(1,455)	Oct-15 to Nov-15
Retail—U.S., West (5 properties)	33,000	24,217	50,965	558	24,217	51,523	75,740		(682)	Dec-15 to Sep-17
Retail—U.S., South East (8 properties)	48,355	33,239	88,525	38	33,239	88,563	121,802		(1,232)	Jul-15 to Sep-17
Retail—U.S., Midwest (9 properties)	79,300	28,995	145,204	1,321	28,995	146,525	175,520		(2,276)	Nov-15 to Sep-17
Retail—U.S., South West (7 properties)	84,364	39,286	82,964	355	39,286	83,319	122,605		(3,129)	Oct-14 to Sep-17
Retail—U.S., Mid Atlantic (2 properties)	10,600	9,688	14,477	1,357	9,688	15,834	25,522		(1,321)	Mar-16 to May-16
Industrial—U.S., West (1 property)	19,700	3,142	33,080	—	3,142	33,080	36,222		(257)	Sep-17
Industrial—U.S., Midwest (2 properties)	26,400	1,701	46,236	892	1,701	47,128	48,829		(866)	Apr-14 to Sep-17
Industrial—U.S., South East (1 property)	8,200	5,743	12,559	14	5,743	12,573	18,316		(359)	May-17
Industrial—U.S., Mid Atlantic (1 property)	24,900	2,129	45,141	—	2,129	45,141	47,270		(373)	Sep-17
Self-storage—U.S., North East (1 property)	9,800	2,202	11,498	77	2,202	11,575	13,777		(677)	Dec-15
Mixed Use—U.S., West (1 property)	8,667	1,002	14,323	102	1,002	14,425	15,427		(784)	Feb-16
Mixed Use—U.S., South East (1 property)	5,000	1,520	3,572	491	1,520	4,063	5,583		(259)	Dec-15
	$1,817,735	$583,169	$2,136,680	$35,201	$583,197	$2,171,853	$2,755,050	(2)	$(107,569)

Notes to Schedule III:

(1)	No material costs subsequent to acquisition were capitalized to land.

(2)	The aggregate cost for federal income tax purposes is $3.0 billion.

(3)	Depreciation is computed based upon estimated useful lives as described in Note 7 to the Consolidated Financial Statements.

The following schedule presents our real estate activity during the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Beginning balance, January 1	$1,986,285	$928,060	$40,497
Additions during the year:
Acquisitions (1)	725,955	1,048,985	900,247
Acquisitions through foreclosure	—	7,248	12,548
Improvements	18,575	15,766	2,056
Measurement period adjustments	660	—	—
Foreign currency translation	59,508	—	—
Total additions	804,698	1,071,999	914,851
Deductions during the year:
Costs of real estate sold	(35,774)	—	(18,421)
Foreign currency translation	—	(13,774)	(8,867)
Other	(159)	—	—
Total deductions	(35,933)	(13,774)	(27,288)
Ending balance, December 31	$2,755,050	$1,986,285	$928,060

(1)	Refer to Note 16 to the Consolidated Financial Statements for a discussion of property acquisitions from related parties.

The following schedule presents activity within accumulated depreciation during the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Beginning balance, January 1	$41,565	$8,835	$643
Depreciation expense	65,253	33,350	8,802
Disposition/write-offs	(1,785)	—	(539)
Foreign currency translation	2,536	(620)	(71)
Ending balance, December 31	$107,569	$41,565	$8,835

Starwood Property Trust, Inc. and Subsidiaries

Schedule IV—Mortgage Loans on Real Estate

December 31, 2017

(Dollars in thousands)

	Prior	Face	Carrying		Payment	Maturity	Principal Amount of
Description/ Location	Liens (1)	Amount	Amount	Interest Rate (2)	Terms (3)	Date (4)	Delinquent Loans
Individually Significant First Mortgages: (5)
Mixed Use, New York, NY	$—	$228,356	$226,535	L+4.35%	I/O	6/9/2019	$—
Office, Houston, TX	—	232,404	230,102	L+2.00% to 8.00%	I/O	9/9/2020	—
Office, Irvine, CA	—	291,481	288,496	L+2.25% to 4.50%	I/O	9/9/2020	—
Other, Various, United Kingdom	—	281,117	277,386	3GBP+4.50%	I/O	10/26/2021	—
Aggregated First Mortgages: (5)
Hospitality, Midwest, Floating (4 mortgages)	N/A	N/A	53,251	L+2.75% to 9.13%	N/A	2019	—
Hospitality, North East, Floating (4 mortgages)	N/A	N/A	154,871	L+2.50% to 6.90%	N/A	2018-2019	—
Hospitality, South East, Floating (2 mortgages)	N/A	N/A	181,366	L+2.60% to 8.10%	N/A	2020	—
Hospitality, Various, Floating (4 mortgages)	N/A	N/A	214,296	L+2.40% to 9.90%	N/A	2018	—
Hospitality, West, Floating (11 mortgages)	N/A	N/A	367,750	L+2.25% to 14.00%	N/A	2018-2021	—
Industrial, South East, Fixed (8 mortgages)	N/A	N/A	74,821	8.18%	N/A	2024	—
Industrial, North East, Fixed (1 mortgage)	N/A	N/A	38	7.45%	N/A	2018	—
Mixed Use, International, Fixed (1 mortgage)	N/A	N/A	11,458	8.55%	N/A	2018	—
Mixed Use, International, Floating (2 mortgages)	N/A	N/A	122,935	3GBP+7.00%	N/A	2018	—
Mixed Use, International, Floating (2 mortgages)	N/A	N/A	49,872	GBP+5.75%	N/A	2019	—
Mixed Use, Mid Atlantic, Fixed (1 mortgage)	N/A	N/A	44,871	5.25%	N/A	2018	—
Mixed Use, Mid Atlantic, Floating (4 mortgages)	N/A	N/A	73,353	L+4.50% to 10.10%	N/A	2020	—
Mixed Use, North East, Floating (6 mortgages)	N/A	N/A	104,134	L+3.50% to 15.34%	N/A	2018	—
Mixed Use, South East, Fixed (2 mortgages)	N/A	N/A	112,732	5.00% to 12.00%	N/A	2024	—
Mixed Use, South West, Floating (9 mortgages)	N/A	N/A	303,546	L+2.25% to 12.70%	N/A	2018-2020	—
Mixed Use, West, Floating (2 mortgages)	N/A	N/A	213,504	L+3.00%	N/A	2019	—
Multi-family, North East, Floating (13 mortgages)	N/A	N/A	585,720	L+2.50% to 15.00%	N/A	2018-2021	—
Multi-family, West, Floating (16 mortgages)	N/A	N/A	72,177	L+2.35% to 9.25%	N/A	2019-2020	—
Multi-family, Midwest, Fixed (2 mortgages)	N/A	N/A	3,172	6.28% to 6.54%	N/A	2018-2024	—
Office, Mid Atlantic, Floating (4 mortgages)	N/A	N/A	170,645	L+2.25% to 9.50%	N/A	2020	—
Office, Midwest, Floating (8 mortgages)	N/A	N/A	137,055	L+2.63% to 10.15%	N/A	2019-2020	—
Office, North East, Floating (22 mortgages)	N/A	N/A	640,399	L+2.00% to 12.00%	N/A	2018-2020	—
Office, South East, Floating (8 mortgages)	N/A	N/A	202,309	L+2.00% to 8.25%	N/A	2019-2020	—
Office, South West, Floating (8 mortgages)	N/A	N/A	146,839	L+2.25% to 10.70%	N/A	2019-2020	—
Office, West, Floating (12 mortgages)	N/A	N/A	205,551	L+2.25% to 9.75%	N/A	2018-2021	—
Other, International, Floating (1 mortgage)	N/A	N/A	154,367	3GBP+4.85%	N/A	2021	—
Other, North East, Floating (3 mortgages)	N/A	N/A	35,096	L+2.50% to 8.30%	N/A	2018	—
Other, South East, Floating (4 mortgages)	N/A	N/A	63,852	L+2.75% to 12.75%	N/A	2018	—
Other, Various, Fixed (1 mortgage)	N/A	N/A	41,323	10.00%	N/A	2025	—
Residential, West, Floating (1 mortgage)	N/A	N/A	23,874	L+5.25%	N/A	2018	—
Retail, Mid Atlantic, Fixed (1 mortgage)	N/A	N/A	333	7.07%	N/A	2019	—
Retail, Midwest, Floating (4 mortgages)	N/A	N/A	33,531	L+2.75% to 10.75%	N/A	2018	—
Retail, North East, Floating (19 mortgages)	N/A	N/A	123,579	L+2.25% to 8.05%	N/A	2018-2021	—
Retail, South East, Fixed (2 mortgages)	N/A	N/A	2,272	6.64% to 9.75%	N/A	2018-2019	—
Retail, South West, Fixed (4 mortgages)	N/A	N/A	2,776	6.03% to 8.04%	N/A	2018-2022	—
Retail, South West, Floating (4 mortgages)	N/A	N/A	63,582	L+2.25% to 15.25%	N/A	2018	—
Retail, West, Fixed (5 mortgages)	N/A	N/A	6,014	5.82% to 7.26%	N/A	2018-2023	—
Loans Held-for-Sale, Various, Fixed	N/A	N/A	745,743	3.25% to 9.75%	N/A	2027-2047	—
Aggregated Subordinated and Mezzanine Loans: (5)
Hospitality, Midwest, Floating (2 mortgages)	N/A	N/A	16,886	L+8.11%	N/A	2018	—
Hospitality, South East, Floating (3 mortgages)	N/A	N/A	35,769	L+3.49% to 10.00%	N/A	2018-2019	—
Hospitality, Various, Floating (2 mortgages)	N/A	N/A	95,808	L+9.38% to 11.13%	N/A	2018	—
Industrial, South East, Fixed (2 mortgages)	N/A	N/A	2,406	8.18%	N/A	2024	—
Mixed Use, Mid Atlantic, Floating (1 mortgage)	N/A	N/A	74,403	L+4.50%	N/A	2020	—
Mixed Use, North East, Floating (1 mortgage)	N/A	N/A	18,314	L+11.75%	N/A	2018	—
Mixed Use, South East, Floating (1 mortgage)	N/A	N/A	5,004	L+10.25%	N/A	2021	—
Multi-family, Mid Atlantic, Fixed (1 mortgage)	N/A	N/A	2,976	10.50%	N/A	2024	—
Multi-family, North East, Floating (2 mortgages)	N/A	N/A	25,808	L+10.50%	N/A	2021	—
Multi-family, South East, Fixed (1 mortgage)	N/A	N/A	2,786	5.47%	N/A	2020	—
Multi-family, South East, Floating (1 mortgage)	N/A	N/A	27,556	L+9.46%	N/A	2018	—
Office, Midwest, Floating (3 mortgages)	N/A	N/A	25,357	L+8.88% to 9.00%	N/A	2018-2019	—
Office, North East, Fixed (4 mortgages)	N/A	N/A	106,758	7.19% to 11.00%	N/A	2018-2023	—
Office, North East, Floating (3 mortgages)	N/A	N/A	82,365	L+8.00% to 10.25%	N/A	2018	—
Office, South East, Fixed (1 mortgage)	N/A	N/A	7,528	8.25%	N/A	2020	—
Office, South East, Floating (2 mortgages)	N/A	N/A	28,822	L+9.50%	N/A	2018	—
Other, Midwest, Floating (2 mortgages)	N/A	N/A	26,970	L+10.67%	N/A	2018	—
Other, South East, Fixed (1 mortgage)	N/A	N/A	4,400	12.02%	N/A	2021	—
Other, West, Floating (2 mortgages)	N/A	N/A	58,937	L+6.10% to 10.08%	N/A	2018	—
Residential, West, Floating (3 mortgages)	N/A	N/A	130,623	L+10.13%	N/A	2019	—
Retail, Midwest, Fixed (2 mortgages)	N/A	N/A	11,977	7.16%	N/A	2024	—

Starwood Property Trust, Inc. and Subsidiaries

Schedule IV—Mortgage Loans on Real Estate (continued)

December 31, 2017

(Dollars in thousands)

	Prior	Face	Carrying			Payment	Maturity	Principal Amount of
Description/ Location	Liens (1)	Amount	Amount		Interest Rate (2)	Terms (3)	Date (4)	Delinquent Loans
Retail, Midwest, Floating (1 mortgage)	N/A	N/A	4,733		L+8.85%	N/A	2018	—
Retail, South West, Floating (1 mortgage)	N/A	N/A	1,727		L+8.85%	N/A	2018	—
Loan Loss Allowance	—	—	(4,330)					—
Prepaid Loan Costs, Net	—	—	(2,075)					—
			$7,357,034	(6)				$—

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

(6)	The aggregate cost for federal income tax purposes is $7.3 billion.

For the activity within our loan portfolio during the years ended December 31, 2017, 2016 and 2015, refer to the loan activity table in Note 5 to the Consolidated Financial Statements.

Refer to Note 16 to the Consolidated Financial Statements for a discussion of loan activity with related parties.

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

As of December 31, 2017, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, our management has concluded that our internal control over financial reporting as of December 31, 2017 is effective.

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

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Form 10‑K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2017.

Changes to Internal Control Over Financial Reporting.  No change in internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None noted.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information required by this Item with respect to members of our board of directors and with respect to our Audit Committee will be contained in the Proxy Statement for the 2018 Annual Meeting of Shareholders (“2018 Proxy Statement”) under the captions “Election of Directors” and “Board and Committee Meetings—Audit Committee” and in the chart disclosing Audit Committee membership and is incorporated herein by this reference. Information required by this Item with respect to our executive officers will be contained in the 2018 Proxy Statement under the caption “Executive Officers,” and is incorporated herein by this reference. Information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be contained in the 2018 Proxy Statement under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and is incorporated herein by this reference.

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

Item 11.  Executive Compensation.

Information required by this Item will be contained in the 2018 Proxy Statement under the captions “Executive Compensation” and “Compensation of Directors” and is incorporated herein by this reference, provided that the Compensation Committee Report shall not be deemed to be “filed” with this Annual Report on Form 10‑K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item will be contained in the 2018 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners, Directors and Management” and “Equity Compensation Plan Information” and is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item will be contained in the 2018 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Corporate Governance—Determination of Director Independence” and is incorporated herein by this reference.

Item 14.  Principal Accountant Fees and Services.

Information required by this Item will be contained in the 2018 Proxy Statement under the captions “Independent Registered Public Accounting Firm” and “Pre‑Approval Policies for Services of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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
4.1

Indenture for Senior Debt Securities between the Company and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S‑3  (File No. 333-210560) filed April 1, 2016)

4.2

First Supplemental Indenture, dated as of February 15, 2013, between the Company and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8‑K filed February 15, 2013)

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

Exhibit No.	Description
4.7

Fourth Supplemental Indenture, dated as of March 29, 2017, between the Company and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8‑K filed March 24, 2017)

4.8	Form of 4.375% Convertible Senior Notes due 2023 (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8‑K filed March 24, 2017)
4.9

Indenture, dated as of December 16, 2016, between Starwood Property Trust, Inc. and The Bank of New York Mellon, as trustee (including the form of the Company’s 5.000% Senior Notes due 2021) (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8‑K filed December 21, 2016)

4.10

Registration Rights Agreement, dated as of December 16, 2016, between Starwood Property Trust, Inc. and J.P. Morgan Securities LLC, as representative of the initial purchasers (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8‑K filed December 21, 2016)

4.11

Indenture, dated as of December 4, 2017, between Starwood Property Trust, Inc. and The Bank of New York Mellon, as trustee (including the form of Starwood Property Trust, Inc.’s 4.750% Senior Notes due 2025) (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8‑K filed December 4, 2017)

4.12

Registration Rights Agreement, dated as of December 4, 2017, between Starwood Property Trust, Inc. and J.P. Morgan Securities LLC, as representative of the initial purchasers (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8‑K filed December 4, 2017)

4.13	Registration Rights Agreement, dated as of December 28, 2017, among Starwood Property Trust, Inc. and the persons listed on Schedule I thereto
10.1

Registration Rights Agreement, dated August 17, 2009, among Starwood Property Trust, Inc., SPT Investment, LLC and SPT Management, LLC (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10‑Q filed November 16, 2009)

10.2

Management Agreement, dated August 17, 2009, among SPT Management, LLC and Starwood Property Trust, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10‑Q filed November 16, 2009)

10.3

Amendment No. 1, dated May 7, 2012, to Management Agreement, dated August 17, 2009, as amended, between Starwood Property Trust, Inc. and SPT Management, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8‑K filed May 8, 2012)

10.4

Amendment No. 2, dated December 4, 2014, to Management Agreement, dated August 17, 2009, as amended, between Starwood Property Trust, Inc. and SPT Management, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8‑K filed December 5, 2014)

10.5

Amendment No. 3, dated August 4, 2016, to Management Agreement, dated August 17, 2009, as amended, between Starwood Property Trust, Inc. and SPT Management, LLC (Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10‑K filed February 23, 2017)

Exhibit No.	Description
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

10.9	Form of Restricted Stock Award Agreement for Independent Directors (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10‑Q filed November 16, 2009)
10.10	Starwood Property Trust, Inc. 2017 Manager Equity Plan (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed March 31, 2017)
10.11

Restricted Stock Unit Award Agreement, dated August 17, 2009, between Starwood Property Trust, Inc. and SPT Management, LLC (Incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10‑Q filed November 16, 2009)

10.12	Starwood Property Trust, Inc. 2017 Equity Plan (Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A filed March 31, 2017)
10.13

Fifth Amended and Restated Master Repurchase and Securities Contract, dated as of September 16, 2016, by and among Starwood Property Trust, Inc., Starwood Property Mortgage Sub-2, L.L.C., Starwood Property Mortgage Sub-2-A, L.L.C., SPT CA Fundings 2, LLC and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed May 9, 2017)

10.14

Uncommitted Master Repurchase Agreement, dated as of December 10, 2015, by and among Starwood Property Mortgage Sub-14, L.L.C., Starwood Property Mortgage Sub-14-A, L.L.C. and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 16, 2015)

10.15

Credit Agreement, dated as of December 16, 2016, among Starwood Property Trust, Inc., as borrower, certain subsidiaries of Starwood Property Trust, Inc. from time to time party thereto, as guarantors, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed May 9, 2017)

10.16	Form of Indemnification Agreement for Directors and Officers (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed February 25, 2016)

Exhibit No.	Description
10.17	Tax Protection Agreement, dated as of December 28, 2017, among SPT Dolphin Intermediate LLC, SPT Dolphin Parent LLC and the persons listed on Annex A thereto
10.18

Amendment No. 4, dated February 15, 2018 and effective as of December 28, 2017, to Management Agreement, dated August 17, 2009, as amended, between Starwood Property Trust, Inc. and SPT Management, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 22, 2018)

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
Date: February 28, 2018

	By:	/s/ BARRY S. STERNLICHT Barry S. Sternlicht Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Date: February 28, 2018	By:	/s/ BARRY S. STERNLICHT Barry S. Sternlicht Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 28, 2018	By:	/s/ RINA PANIRY Rina Paniry Chief Financial Officer, Treasurer, Chief Accounting Officer and Principal Financial Officer

Date: February 28, 2018	By:	/s/ JEFFREY G. DISHNER Jeffrey G. Dishner Director

Date: February 28, 2018	By:	/s/ RICHARD D. BRONSON Richard D. Bronson Director

Date: February 28, 2018	By:	/s/ CAMILLE J. DOUGLAS Camille J. Douglas Director

Date: February 28, 2018	By:	/s/ STRAUSS ZELNICK Strauss Zelnick Director

Date: February 28, 2018	By:	/s/ SOLOMON J. KUMIN Solomon J. Kumin Director