Form 10-Q
period 2018-03-31
STARWOOD PROPERTY TRUST, INC.
filed 2018-05-04
CIK 1465128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of April 30, 2018 was 261,986,337.

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

These forward-looking statements are based largely on our current beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors that may cause actual results to vary from our forward-looking statements include, but are not limited to:

•

factors described in our Annual Report on Form 10-K for the year ended December 31, 2017 and this Quarterly Report on Form 10-Q, including those set forth under the captions “Risk Factors” and “Business”;

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands, except share data)

	As of	As of
	March 31, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$286,155	$369,448
Restricted cash	93,266	48,825
Loans held-for-investment, net	6,182,786	6,562,495
Loans held-for-sale, at fair value	723,733	745,743
Loans transferred as secured borrowings	74,463	74,403
Investment securities ($278,144 and $284,735 held at fair value)	514,463	718,203
Properties, net	2,988,864	2,647,481
Intangible assets ($24,945 and $30,759 held at fair value)	179,629	183,092
Investment in unconsolidated entities	160,112	185,503
Goodwill	140,437	140,437
Derivative assets	41,067	33,898
Accrued interest receivable	41,253	47,747
Other assets	467,320	138,140
Variable interest entity (“VIE”) assets, at fair value	49,233,307	51,045,874
Total Assets	$61,126,855	$62,941,289
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$157,563	$185,117
Related-party payable	31,781	42,369
Dividends payable	126,244	125,916
Derivative liabilities	57,600	36,200
Secured financing agreements, net	5,554,314	5,773,056
Unsecured senior notes, net	2,252,631	2,125,235
Secured borrowings on transferred loans, net	74,275	74,185
VIE liabilities, at fair value	48,167,760	50,000,010
Total Liabilities	56,422,168	58,362,088
Commitments and contingencies (Note 21)
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 267,135,302 issued and 261,955,162 outstanding as of March 31, 2018 and 265,983,309 issued and 261,376,424 outstanding as of December 31, 2017	2,671	2,660
Additional paid-in capital	4,728,183	4,715,246
Treasury stock (5,180,140 shares and 4,606,885 shares)	(104,194)	(92,104)
Accumulated other comprehensive income	75,310	69,924
Accumulated deficit	(243,438)	(217,312)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,458,532	4,478,414
Non-controlling interests in consolidated subsidiaries	246,155	100,787
Total Equity	4,704,687	4,579,201
Total Liabilities and Equity	$61,126,855	$62,941,289

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended
	March 31,
	2018	2017
Revenues:
Interest income from loans	$137,620	$111,883
Interest income from investment securities	15,269	15,224
Servicing fees	26,067	14,102
Rental income	81,110	57,042
Other revenues	521	469
Total revenues	260,587	198,720
Costs and expenses:
Management fees	30,642	24,384
Interest expense	87,183	65,860
General and administrative	32,142	30,429
Acquisition and investment pursuit costs	377	671
Costs of rental operations	29,693	20,878
Depreciation and amortization	31,744	22,228
Loan loss allowance, net	1,538	(305)
Other expense	104	758
Total costs and expenses	213,423	164,903
Income before other income (loss), income taxes and non-controlling interests	47,164	33,817
Other income (loss):
Change in net assets related to consolidated VIEs	52,653	69,170
Change in fair value of servicing rights	(5,814)	(8,433)
Change in fair value of investment securities, net	(149)	(1,171)
Change in fair value of mortgage loans held-for-sale, net	7,800	10,593
(Loss) earnings from unconsolidated entities	(1,462)	2,987
Gain (loss) on sale of investments and other assets, net	10,660	(56)
Loss on derivative financial instruments, net	(16,859)	(4,349)
Foreign currency gain, net	13,549	4,864
Loss on extinguishment of debt	—	(5,916)
Other income, net	108	365
Total other income	60,486	68,054
Income before income taxes	107,650	101,871
Income tax (provision) benefit	(2,856)	983
Net income	104,794	102,854
Net income attributable to non-controlling interests	(4,862)	(496)
Net income attributable to Starwood Property Trust, Inc.	$99,932	$102,358

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic	$0.38	$0.39
Diluted	$0.38	$0.39

Dividends declared per common share	$0.48	$0.48

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, amounts in thousands)

	For the Three Months Ended
	March 31,
	2018	2017
Net income	$104,794	$102,854
Other comprehensive income (net change by component):
Cash flow hedges	5	76
Available-for-sale securities	1,163	1,846
Foreign currency translation	4,218	2,007
Other comprehensive income	5,386	3,929
Comprehensive income	110,180	106,783
Less: Comprehensive income attributable to non-controlling interests	(4,862)	(496)
Comprehensive income attributable to Starwood Property Trust, Inc.	$105,318	$106,287

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited, amounts in thousands, except share data)

								Total
								Starwood
							Accumulated	Property
	Common stock		Additional				Other	Trust, Inc.	Non-
		Par	Paid-in	Treasury Stock		Accumulated	Comprehensive	Stockholders’	Controlling	Total
	Shares	Value	Capital	Shares	Amount	Deficit	Income	Equity	Interests	Equity
Balance, January 1, 2018	265,983,309	$2,660	$4,715,246	4,606,885	$(92,104)	$(217,312)	$69,924	$4,478,414	$100,787	$4,579,201
Proceeds from DRIP Plan	7,651	—	159	—	—	—	—	159	—	159
Common stock repurchased	—	—	—	573,255	(12,090)	—	—	(12,090)	—	(12,090)
Share-based compensation	598,701	6	4,762	—	—	—	—	4,768	—	4,768
Manager incentive fee paid in stock	545,641	5	10,978	—	—	—	—	10,983	—	10,983
Net income	—	—	—	—	—	99,932	—	99,932	4,862	104,794
Dividends declared, $0.48 per share	—	—	—	—		(126,058)	—	(126,058)	—	(126,058)
Other comprehensive income, net	—	—	—	—	—	—	5,386	5,386	—	5,386
VIE non-controlling interests	—	—	—	—	—	—	—	—	569	569
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	366,691	366,691
Distributions to non-controlling interests	—	—	(2,962)	—	—	—	—	(2,962)	(226,435)	(229,397)
Sale of controlling interest in majority owned property asset	—	—	—	—	—	—	—	—	(319)	(319)
Balance, March 31, 2018	267,135,302	$2,671	$4,728,183	5,180,140	$(104,194)	$(243,438)	$75,310	$4,458,532	$246,155	$4,704,687

Balance, January 1, 2017	263,893,806	$2,639	$4,691,180	4,606,885	$(92,104)	$(115,579)	$36,138	$4,522,274	$37,799	$4,560,073
Proceeds from DRIP Plan	8,129	—	183	—	—	—	—	183	—	183
Equity offering costs	—	—	(12)	—	—	—	—	(12)	—	(12)
Equity component of 2023 Convertible Senior Notes issuance	—	—	3,755	—	—	—	—	3,755	—	3,755
Equity component of 2018 Convertible Senior Notes repurchase	—	—	(18,105)	—	—			(18,105)		(18,105)
Share-based compensation	514,379	5	3,154	—	—	—	—	3,159	—	3,159
Manager incentive fee paid in stock	418,016	4	9,543	—	—	—	—	9,547	—	9,547
Net income	—	—	—	—	—	102,358	—	102,358	496	102,854
Dividends declared, $0.48 per share	—	—	—	—	—	(125,479)	—	(125,479)	—	(125,479)
Other comprehensive income, net	—	—	—	—	—	—	3,929	3,929	—	3,929
VIE non-controlling interests	—	—	—	—	—	—	—	—	5,177	5,177
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,726)	(1,726)
Balance, March 31, 2017	264,834,330	$2,648	$4,689,698	4,606,885	$(92,104)	$(138,700)	$40,067	$4,501,609	$41,746	$4,543,355

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	For the Three Months Ended
	March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$104,794	$102,854
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs, premiums and discounts on secured financing agreements and secured borrowings on transferred loans	5,167	4,686
Amortization of discounts and deferred financing costs on senior notes	3,869	6,093
Accretion of net discount on investment securities	(6,841)	(4,257)
Accretion of net deferred loan fees and discounts	(12,052)	(7,519)
Share-based compensation	4,768	3,159
Share-based component of incentive fees	10,983	9,547
Change in fair value of investment securities	149	1,171
Change in fair value of consolidated VIEs	(11,241)	(20,677)
Change in fair value of servicing rights	5,814	8,433
Change in fair value of loans held-for-sale	(7,800)	(10,593)
Change in fair value of derivatives	18,069	2,900
Foreign currency gain, net	(13,540)	(4,829)
(Gain) loss on sale of investments and other assets	(10,660)	56
Impairment charges	25	758
Loan loss allowance, net	1,538	(305)
Depreciation and amortization	31,412	21,297
Loss (earnings) from unconsolidated entities	1,462	(2,987)
Distributions of earnings from unconsolidated entities	2,675	2,643
Loss on extinguishment of debt	—	5,916
Origination and purchase of loans held-for-sale, net of principal collections	(245,027)	(445,690)
Proceeds from sale of loans held-for-sale	266,632	179,296
Changes in operating assets and liabilities:
Related-party payable, net	(10,588)	(11,821)
Accrued and capitalized interest receivable, less purchased interest	(9,412)	(19,611)
Other assets	(6,188)	(1,855)
Accounts payable, accrued expenses and other liabilities	(31,612)	(14,686)
Net cash provided by (used in) operating activities	92,396	(196,021)
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(900,937)	(621,135)
Proceeds from principal collections on loans	870,400	226,039
Proceeds from loans sold	145,273	37,079
Proceeds from sales of investment securities	—	10,434
Proceeds from principal collections on investment securities	219,230	76,050
Proceeds from sale of properties	51,093	—
Purchases and additions to properties and other assets	(7,056)	(2,435)
Distribution of capital from unconsolidated entities	21,255	3,127
Payments for purchase or termination of derivatives	(15,604)	(32,700)
Proceeds from termination of derivatives	11,773	17,331
Return of investment basis in purchased derivative asset	—	62
Net cash provided by (used in) investing activities	395,427	(286,148)

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited, amounts in thousands)

	For the Three Months Ended
	March 31,
	2018	2017
Cash Flows from Financing Activities:
Proceeds from borrowings	$1,515,241	$1,205,691
Principal repayments on and repurchases of borrowings	(1,629,449)	(957,529)
Payment of deferred financing costs	(10,506)	(5,967)
Proceeds from common stock issuances	159	183
Payment of equity offering costs	—	(647)
Payment of dividends	(125,730)	(124,506)
Contributions from non-controlling interests	310	—
Distributions to non-controlling interests	(229,397)	(1,726)
Purchase of treasury stock	(12,090)	—
Issuance of debt of consolidated VIEs	7,948	4,759
Repayment of debt of consolidated VIEs	(57,289)	(57,445)
Distributions of cash from consolidated VIEs	13,730	30,956
Net cash (used in) provided by financing activities	(527,073)	93,769
Net decrease in cash, cash equivalents and restricted cash	(39,250)	(388,400)
Cash, cash equivalents and restricted cash, beginning of period	418,273	650,755
Effect of exchange rate changes on cash	398	179
Cash, cash equivalents and restricted cash, end of period	$379,421	$262,534
Supplemental disclosure of cash flow information:
Cash paid for interest	$75,696	$51,023
Income taxes paid	880	268
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared, but not yet paid	$126,058	$125,479
Consolidation of VIEs (VIE asset/liability additions)	1,089,881	1,127,952
Deconsolidation of VIEs (VIE asset/liability reductions)	875,240	1,528,137
Net assets acquired from consolidated VIEs	27,737	—
Contributions of Woodstar II Portfolio net assets from non-controlling interests	366,381	—
Loan principal collections temporarily held at master servicer	326,362	—

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of March 31, 2018

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

We have three reportable business segments as of March 31, 2018:

•

Real estate lending (the “Lending Segment”)—engages primarily in originating, acquiring, financing and managing commercial first mortgages, subordinated mortgages, mezzanine loans, preferred equity, CMBS, RMBS, certain residential mortgage loans, and other real estate and real estate-related debt investments in both the U.S. and Europe.

•

Real estate property (the “Property Segment”)—engages primarily in acquiring and managing equity interests in stabilized commercial real estate properties, including multifamily properties, that are held for investment.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full year.

Refer to our Form 10-K for a description of our recurring accounting policies. We have included disclosure in this Note 2 regarding principles of consolidation and other accounting policies that (i) are required to be disclosed quarterly, (ii) we view as critical, (iii) became significant since December 31, 2017 due to a corporate action or increase in the significance of the underlying business activity or (iv) changed upon adoption of an Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”).

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

REO assets generally represent a very small percentage of the overall asset pool of a CMBS trust.  In a new issue CMBS trust there are no REO assets.  We estimate that REO assets constitute approximately 3% of our consolidated securitization VIE assets, with the remaining 97% representing loans.  However, it is important to note that the fair value of our securitization VIE assets is determined by reference to our securitization VIE liabilities as permitted under ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity.  In other words, our VIE liabilities are more reliably measurable than the VIE assets, resulting in our current measurement methodology which utilizes this value to determine the fair value of our securitization VIE assets as a whole. As a result, these percentages are not necessarily indicative of the relative fair values of each of these asset categories if the assets were to be valued individually.

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

We have elected the fair value option for eligible financial assets and liabilities of our consolidated securitization VIEs, loans held-for-sale originated or acquired for future securitization, purchased CMBS issued by VIEs we could consolidate in the future and certain investments in marketable equity securities which, effective January 1, 2018, are now required to be carried at fair value through earnings. The fair value elections for VIE and securitization related items were made in order to mitigate accounting mismatches between the carrying value of the instruments and the related assets and liabilities that we consolidate at fair value. The fair value elections for mortgage loans held-for-sale were made due to the short-term nature of these instruments.

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

Cost Method Equity Investments

On January 1, 2018, ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities, became effective prospectively for public companies with a calendar fiscal year.  This ASU requires entities to carry all investments in equity securities, including other ownership interests such as partnerships, unincorporated joint ventures, and limited liability companies, at fair value with changes in fair value recognized within net income. This ASU does not apply to equity method investments, investments in Federal Home Loan Bank (“FHLB”) stock, investments that result in consolidation of the investee or investments in certain investment companies.  For investments in equity securities without a readily determinable fair value, an entity is permitted to elect a practicability exception, under which the investment will be measured at cost, less impairment, plus or minus observable price changes from orderly transactions of an identical or similar investment of the same issuer.

Additionally, this ASU eliminated the requirement to assess whether an impairment of an equity investment is other than temporary. The impairment model for equity investments subject to this election is now a single-step model whereby an entity performs a qualitative assessment to identify impairment. If the qualitative assessment indicates that an impairment exists, the entity would estimate the fair value of the investment and recognize in net income an impairment loss equal to the difference between the fair value and the carrying amount of the equity investment.

Our equity investments within the scope of this ASU are limited to our cost method equity investments discussed in Note 7, with the exception of our FHLB stock which is outside the scope of this ASU, and to our marketable equity security discussed in Note 5 for which we had previously elected the fair value option.  Our cost method equity investments within the scope of this ASU do not have readily determinable fair values. Therefore, we have elected the practicability exception whereby we measure these investments at cost, less impairment, plus or minus observable price changes from orderly transactions of identical or similar investments of the same issuer.  Refer to Note 7 for further discussion.

Revenue Recognition

On January 1, 2018, new accounting rules regarding revenue recognition became effective for public companies with a calendar fiscal year.  None of our significant revenue sources – interest income from loans and investment securities, loan servicing fees, and rental income – are within the scope of the new revenue recognition guidance.  The revenue recognition guidance also included revisions to existing accounting rules regarding the determination of whether a company is acting as a principal or agent in an arrangement and accounting for sales of nonfinancial assets where the seller has continuing involvement.  These additional revisions also did not materially impact the Company.

Earnings Per Share

We present both basic and diluted earnings per share (“EPS”) amounts in our financial statements.  Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from (i) our share-based compensation, consisting of unvested restricted stock (“RSAs”) and restricted stock units (“RSUs”), (ii) shares contingently issuable to our Manager, (iii) the “in-the-money” conversion options associated with our outstanding convertible senior notes (see Notes 10 and 17), and (iv) non-controlling interests that are redeemable with our common stock (see Note 16). Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

Nearly all of the Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities. In addition, the non-controlling interests that are redeemable with our common stock are considered participating securities because they earn a preferred return indexed to the dividend rate on our common stock (see Note 16). Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities.  For the three months ended March 31, 2018 and 2017, the two-class method resulted in the most dilutive EPS calculation.

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

Recent Accounting Developments

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes a right-of-use model for lessee accounting which results in the recognition of most leased assets and lease liabilities on the balance sheet of the lessee.  Lessor accounting was not significantly changed by this ASU.  This ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2018 by applying a modified retrospective approach. Early application is permitted. We are in the process of assessing the impact this ASU will have on the Company.

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments, which mandates use of an “expected loss” credit model for estimating future credit losses of certain financial instruments instead of the “incurred loss” credit model that current GAAP requires.  The “expected loss” model requires the consideration of possible credit losses over the life of an instrument as opposed to only estimating credit losses upon the occurrence of a discrete loss event in accordance with the current “incurred loss” methodology.  This ASU is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019. Early application is permitted though no earlier than the first interim or annual period beginning after December 15, 2018. Though we have not completed our assessment of this ASU, we expect the ASU to result in our recognition of higher levels of allowances for loan losses.  Our assessment of the estimated amount of such increases remains in process.

On January 26, 2017, the FASB issued ASU 2017-04, Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment, which simplifies the method applied for measuring impairment in cases where goodwill is impaired.  This ASU specifies that goodwill impairment will be measured as the excess of the reporting unit’s carrying value (inclusive of goodwill) over its fair value, eliminating the requirement that all assets and liabilities of the reporting unit be remeasured individually in connection with measurement of goodwill impairment.  This ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2019 and is applied prospectively.  Early application is permitted.  We do not expect the application of this ASU to materially impact the Company.

On August 28, 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) – Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies existing guidance regarding the designation and measurement of designated hedging relationships. This ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2018. Early application is permitted. We do not expect the application of this ASU to materially impact the Company.

3.  Acquisitions and Divestitures

Woodstar II Portfolio Acquisition

During the three months ended March 31, 2018, we acquired 18 of the 27 affordable housing communities comprising our “Woodstar II Portfolio.”  The Woodstar II Portfolio is comprised of 6,109 units concentrated primarily in Central and South Florida and is 99% occupied.  The 18 affordable housing communities acquired during the three months ended March 31, 2018 comprise 4,057 units and were acquired for $404.7 million, including contingent consideration of $26.7 million (the “Q1 2018 Closing”). The properties acquired in the Q1 2018 Closing were recognized initially at their purchase price of $378.0 million plus capitalized acquisition costs of $3.6 million.  Contingent consideration of $26.7 million will be recognized when the contingency is resolved.  Government sponsored mortgage debt of $7.3 million with weighted average fixed annual interest rates of 2.88% and remaining weighted average terms of 17.7 years was assumed at closing.  We financed the Q1 2018 Closing utilizing new 10-year mortgage debt totaling $300.9 million with weighted average fixed annual interest rates of 3.82% (as set forth in Note 9).

In December 2017, we acquired eight of the affordable housing communities (the “Q4 2017 Closing”), which include 1,740 units, for $156.2 million, including contingent consideration of $10.8 million. We financed the Q4 2017 Closing utilizing 10-year mortgage debt totaling $116.7 million with a fixed 3.81% interest rate.

We effectuated the Woodstar II Portfolio acquisitions via a contribution of the properties by third parties (the “Contributors”) to SPT Dolphin Intermediate LLC (“SPT Dolphin”), a newly-formed, wholly-owned subsidiary of the Company.  In exchange for the contribution, the Contributors received cash, Class A units of SPT Dolphin (the “Class A Units”) and rights to receive additional Class A Units if certain contingent events occur.  The Class A unitholders have the right, commencing six months from issuance, to redeem their Class A Units for consideration equal to the current share price of the Company’s common stock on a one-for-one basis, with the consideration paid in either cash or the Company’s common stock, at the determination of the Company.

The Q1 2018 Closing resulted in the Contributors receiving cash of $223.3 million, 6,979,089 Class A Units and rights to receive an additional 1,301,414 Class A Units if certain contingent events occur.  In aggregate, the Q1 2018 Closing and Q4 2017 Closing have resulted in the Contributors receiving cash of $308.1 million, 9,758,863 Class A Units and rights to receive an additional 1,800,335 Class A Units if certain contingent events occur.

Since substantially all of the fair value of the properties acquired was concentrated in a group of similar identifiable assets, the Woodstar II Portfolio acquisitions were accounted for in accordance with the asset acquisition provisions of ASC 805, Business Combinations.

Master Lease Portfolio

During the three months ended March 31, 2018, we sold two retail properties within the Master Lease Portfolio for $37.2 million, recognizing a gain on sale of $3.9 million, within gain on sale of investments and other assets in our condensed consolidated statement of operations. Refer to Note 6 for further discussion of the Master Lease Portfolio.

Investing and Servicing Segment Property Portfolio

During the three months ended March 31, 2018, our Investing and Servicing Segment acquired the $27.7 million net assets of two commercial real estate properties from consolidated CMBS trusts for a total gross purchase price of $28.0 million.  These properties, aggregated with the controlling interests in 23 remaining commercial real estate properties acquired from CMBS trusts during the years ended December 31, 2015, 2016 and 2017 for an aggregate acquisition price of $291.7 million, comprise the Investing and Servicing Segment Property Portfolio (the “REIS Equity Portfolio”).  When the properties are acquired from CMBS trusts that are consolidated as VIEs on our balance sheet, the acquisitions are reflected as repayment of debt of consolidated VIEs in our condensed consolidated statements of cash flows.

During the three months ended March 31, 2018, we sold three properties within the Investing and Servicing Segment for $15.1 million, recognizing a total gain on sale of $6.4 million, within gain on sale of investments and other assets in our condensed consolidated statement of operations. One of these properties was acquired by a third party which already held a $0.3 million non-controlling interest in the property.  During the three months ended March 31, 2018, $1.3 million of the gain on sale was attributable to non-controlling interests.  No Investing and Servicing Segment properties were sold during the three months ended March 31, 2017.

4. Loans

Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option. The following tables summarize our investments in mortgages and loans by subordination class as of March 31, 2018 and December 31, 2017 (dollars in thousands):

				Weighted
			Weighted	Average Life
	Carrying	Face	Average	(“WAL”)
March 31, 2018	Value	Amount	Coupon	(years)(1)
First mortgages (2)	$5,438,170	$5,459,593	6.4%	2.2
Subordinated mortgages (3)	177,360	177,402	11.1%	1.8
Mezzanine loans (2)	547,048	546,762	11.1%	1.1
Other	26,076	29,660	8.6%	3.6
Total loans held-for-investment	6,188,654	6,213,417
Loans held-for-sale, fair value option, residential	662,971	642,752	6.2%	6.6
Loans held-for-sale, fair value option, commercial	60,762	60,850	5.0%	10.0
Loans transferred as secured borrowings	74,463	75,000	6.5%	2.0
Total gross loans	6,986,850	6,992,019
Loan loss allowance (loans held-for-investment)	(5,868)	—
Total net loans	$6,980,982	$6,992,019

December 31, 2017
First mortgages (2)	$5,818,804	$5,843,623	6.2%	2.0
Subordinated mortgages (3)	177,115	177,386	10.8%	1.9
Mezzanine loans (2)	545,299	545,355	11.0%	1.1
Other	25,607	29,320	8.5%	3.9
Total loans held-for-investment	6,566,825	6,595,684
Loans held-for-sale, fair value option, residential	613,287	594,105	6.2%	5.4
Loans held-for-sale, fair value option, commercial	132,456	132,393	4.6%	10.0
Loans transferred as secured borrowings	74,403	75,000	6.2%	2.3
Total gross loans	7,386,971	7,397,182
Loan loss allowance (loans held-for-investment)	(4,330)	—
Total net loans	$7,382,641	$7,397,182

(1)

Represents the WAL of each respective group of loans as of the respective balance sheet date. The WAL of each individual loan is calculated using amounts and timing of future principal payments, as projected at origination or acquisition.

(2)

First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.  The application of this methodology resulted in mezzanine loans with carrying values of $689.0 million and $851.1 million being classified as first mortgages as of March 31, 2018 and December 31, 2017, respectively.

(3)

Subordinated mortgages include B-Notes and junior participation in first mortgages where we do not own the senior A-Note or senior participation. If we own both the A-Note and B-Note, we categorize the loan as a first mortgage loan.

As of March 31, 2018, approximately $5.7 billion, or 92.8%, of our loans held-for-investment were variable rate and paid interest principally at LIBOR plus a weighted-average spread of 4.9%.

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

As of March 31, 2018, the risk ratings for loans subject to our rating system, which excludes loans for which the fair value option has been elected, by class of loan were as follows (dollars in thousands):

	Balance Sheet Classification
	Loans Held-For-Investment					Loans
						Transferred		% of
Risk Rating	First	Subordinated	Mezzanine		Loans Held-	As Secured		Total
Category	Mortgages	Mortgages	Loans	Other	For-Sale	Borrowings	Total	Loans
1	$1,789	$—	$—	$20,068	$—	$—	$21,857	0.3%
2	2,221,941	32,049	209,751	—	—	74,463	2,538,204	36.3%
3	2,980,626	133,334	337,297	6,008	—	—	3,457,265	49.5%
4	183,452	—	—	—	—	—	183,452	2.6%
5	50,362	11,977	—	—	—	—	62,339	0.9%
N/A	—	—	—	—	723,733	—	723,733	10.4%
	$5,438,170	$177,360	$547,048	$26,076	$723,733	$74,463	$6,986,850	100.0%

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

After completing our impairment evaluation process as of March 31, 2018, we concluded that none of our loans were impaired and therefore no individual loan impairment charges were required on any individual loans, as we expect to collect all outstanding principal and interest.

In accordance with our policies, we record an allowance for loan losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4,” plus (ii) 5% of the aggregate carrying amount of loans rated as a “5, ” plus (iii) impaired loan reserves, if any.  The following table presents the activity in our allowance for loan losses (amounts in thousands):

	For the Three Months Ended
	March 31,
	2018	2017
Allowance for loan losses at January 1	$4,330	$9,788
Provision for loan losses	1,538	(305)
Charge-offs	—	—
Recoveries	—	—
Allowance for loan losses at March 31	$5,868	$9,483
Recorded investment in loans related to the allowance for loan loss	$245,791	$499,539

The activity in our loan portfolio was as follows (amounts in thousands):

	For the Three Months Ended
	March 31,
	2018	2017
Balance at January 1	$7,382,641	$5,946,274
Acquisitions/originations/additional funding	1,178,560	1,067,021
Capitalized interest (1)	16,253	15,079
Basis of loans sold (2)	(411,625)	(216,431)
Loan maturities/principal repayments	(1,225,815)	(230,931)
Discount accretion/premium amortization	12,052	7,519
Changes in fair value	7,800	10,593
Unrealized foreign currency translation gain	22,552	6,053
Change in loan loss allowance, net	(1,538)	305
Transfer to/from other asset classifications	102	603
Balance at March 31	$6,980,982	$6,606,085

(1)	Represents accrued interest income on loans whose terms do not require current payment of interest.

(2)	See Note 11 for additional disclosure on these transactions.

5. Investment Securities

Investment securities were comprised of the following as of March 31, 2018 and December 31, 2017 (amounts in thousands):

	Carrying Value as of
	March 31, 2018	December 31, 2017
RMBS, available-for-sale	$240,853	$247,021
CMBS, fair value option (1)	1,045,217	1,024,143
Held-to-maturity (“HTM”) securities	236,319	433,468
Equity security, fair value	13,322	13,523
Subtotal—Investment securities	1,535,711	1,718,155
VIE eliminations (1)	(1,021,248)	(999,952)
Total investment securities	$514,463	$718,203

(1)	Certain fair value option CMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.

Purchases, sales and principal collections for all investment securities were as follows (amounts in thousands):

	RMBS,	CMBS, fair	HTM	Equity
	available-for-sale	value option	Securities	Security	Total
Three Months Ended March 31, 2018
Purchases (1)	$—	$—	$—	$—	$—
Sales (2)	—	—	—	—	—
Principal collections	10,150	777	208,303	—	219,230
Three Months Ended March 31, 2017
Purchases (1)	$—	$—	$—	$—	$—
Sales (2)	—	10,434	—	—	10,434
Principal collections	10,228	5,766	60,056	—	76,050

(1)

During the three months ended March 31, 2018 and 2017, we purchased $30.2 million and $57.4 million of CMBS, respectively, for which we elected the fair value option. Due to our consolidation of securitization VIEs, $30.2 million and $57.4 million, respectively, of this amount is eliminated and reflected as repayment of debt of consolidated VIEs in our condensed consolidated statements of cash flows.

(2)

During the three months ended March 31, 2018 and 2017, we sold $7.9 million and $15.2 million of CMBS, respectively, for which we had previously elected the fair value option. Due to our consolidation of securitization VIEs, $7.9 million and $4.8 million, respectively, of this amount is eliminated and reflected as issuance of debt of consolidated VIEs in our condensed consolidated statements of cash flows.

RMBS, Available-for-Sale

The Company classified all of its RMBS as available-for-sale as of March 31, 2018 and December 31, 2017. These RMBS are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (“AOCI”).

The tables below summarize various attributes of our investments in available-for-sale RMBS as of March 31, 2018 and December 31, 2017 (amounts in thousands):

				Unrealized Gains or (Losses)
				Recognized in AOCI
	Purchase		Recorded		Gross	Gross	Net
	Amortized	Credit	Amortized	Non-Credit	Unrealized	Unrealized	Fair Value
	Cost	OTTI	Cost	OTTI	Gains	Losses	Adjustment	Fair Value
March 31, 2018
RMBS	$191,698	$(9,897)	$181,801	$—	$59,052	$—	$59,052	$240,853
December 31, 2017
RMBS	$199,029	$(9,897)	$189,132	$(94)	$58,011	$(28)	$57,889	$247,021

	Weighted Average Coupon (1)	Weighted Average Rating	WAL (Years) (2)
March 31, 2018
RMBS	3.0%	CCC-	6.3
December 31, 2017
RMBS	2.8%	B	6.4

(1)	Calculated using the March 31, 2018 and December 31, 2017 one-month LIBOR rate of 1.883% and 1.564%, respectively, for floating rate securities.

(2)

Represents the WAL of each respective group of securities as of the respective balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.

As of March 31, 2018, approximately $202.2 million, or 84.0%, of RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 1.22%. As of December 31, 2017, approximately $207.0 million, or 83.8%, of RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 1.22%. We purchased all of the RMBS at a discount, a portion of which will be accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of this accretable discount.

The following table contains a reconciliation of aggregate principal balance to amortized cost for our RMBS as of March 31, 2018 and December 31, 2017 (amounts in thousands):

	March 31, 2018	December 31, 2017
Principal balance	$355,083	$366,711
Accretable yield	(51,794)	(55,712)
Non-accretable difference	(121,488)	(121,867)
Total discount	(173,282)	(177,579)
Amortized cost	$181,801	$189,132

The principal balance of credit deteriorated RMBS was $334.8 million and $345.5 million as of March 31, 2018 and December 31, 2017, respectively. Accretable yield related to these securities totaled $45.6 million and $49.2 million as of March 31, 2018 and December 31, 2017, respectively.

The following table discloses the changes to accretable yield and non-accretable difference for our RMBS during the three months ended March 31, 2018 (amounts in thousands):

		Non-Accretable
Three Months Ended March 31, 2018	Accretable Yield	Difference
Balance as of January 1, 2018	$55,712	$121,867
Accretion of discount	(2,819)	—
Principal write-downs, net	—	(1,478)
Purchases	—	—
Sales	—	—
OTTI	—	—
Transfer to/from non-accretable difference	(1,099)	1,099
Balance as of March 31, 2018	$51,794	$121,488

We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.5 million for both the three months ended March 31, 2018 and 2017, which has been recorded as management fees in the accompanying condensed consolidated statements of operations.

The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities that were in an unrealized loss position as of March 31, 2018 and December 31, 2017, and for which OTTIs (full or partial) have not been recognized in earnings (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a	Securities with a	Securities with a	Securities with a
	loss less than	loss greater than	loss less than	loss greater than
	12 months	12 months	12 months	12 months
As of March 31, 2018
RMBS	$—	$—	$—	$—
As of December 31, 2017
RMBS	$10,321	$643	$(99)	$(23)

As of March 31, 2018, there were no securities with unrealized losses.  As of December 31, 2017, there were three securities with unrealized losses reflected in the table above. After evaluating these securities and recording adjustments for credit-related OTTI, we concluded that the remaining unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses, which represent most of the OTTI we record on securities, are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or impairments could be materially different from what is currently projected and/or reported.

CMBS, Fair Value Option

As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for the Investing and Servicing Segment’s CMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of March 31, 2018, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, before consolidation of securitization VIEs, were $1.0 billion and $4.1 billion, respectively. The $1.0 billion fair value balance represents our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value (all except $24.0 million at March 31, 2018) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option CMBS.

As of March 31, 2018, none of our CMBS where we have elected the fair value option were variable rate.

HTM Securities

The table below summarizes unrealized gains and losses of our investments in HTM securities as of March 31, 2018 and December 31, 2017 (amounts in thousands):

	Net Carrying Amount	Gross Unrealized	Gross Unrealized
	(Amortized Cost)	Holding Gains	Holding Losses	Fair Value
March 31, 2018
CMBS	$215,847	$3,927	$(6,657)	$213,117
Preferred interests	20,472	637	—	21,109
Total	$236,319	$4,564	$(6,657)	$234,226
December 31, 2017
CMBS	$413,110	$2,002	$(7,779)	$407,333
Preferred interests	20,358	647	—	21,005
Total	$433,468	$2,649	$(7,779)	$428,338

The table below summarizes the maturities of our HTM CMBS and our HTM preferred equity interests in limited liability companies that own commercial real estate as of March 31, 2018 (amounts in thousands):

		Preferred
	CMBS	Interests	Total
Less than one year	$119,073	$—	$119,073
One to three years	66,211	—	66,211
Three to five years	30,563	20,472	51,035
Thereafter	—	—	—
Total	$215,847	$20,472	$236,319

Equity Security, Fair Value

During 2012, we acquired 9,140,000 ordinary shares from a related-party in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. The fair value of the investment remeasured in USD was $13.3 million and $13.5 million as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, our shares represent an approximate 2% interest in SEREF.

6. Properties

Our properties are held within the following portfolios:

Ireland Portfolio

The Ireland Portfolio is comprised of 11 net leased fully occupied office properties and one multifamily property all located in Dublin, Ireland, which the Company acquired during the year ended December 31, 2015.  The Ireland Portfolio, which collectively is comprised of approximately 600,000 square feet, includes total assets of $514.3 million and assumed debt of $283.0 million at acquisition. Following our acquisition, all assumed debt was immediately extinguished and replaced with new financing of $328.6 million from the Ireland Portfolio Mortgage.

Woodstar I Portfolio

The Woodstar I Portfolio is comprised of 32 affordable housing communities with 8,948 units concentrated primarily in the Tampa, Orlando and West Palm Beach metropolitan areas. During the year ended December 31, 2015, we acquired 18 of the 32 affordable housing communities of the Woodstar I Portfolio with the final 14 communities acquired during the year ended December 31, 2016 for an aggregate acquisition price of $421.5 million.  We assumed federal, state and county sponsored financing and other debt in connection with this acquisition.

Woodstar II Portfolio

The Woodstar II Portfolio is comprised of 27 affordable housing communities with 6,109 units concentrated primarily in Central and South Florida and is 99% occupied.  Refer to Note 3 for further discussion of the Woodstar II Portfolio.

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

Master Lease Portfolio

In September 2017, we acquired 20 retail properties and three industrial properties (the “Master Lease Portfolio”) for a purchase price of $553.3 million, inclusive of $3.7 million of related transaction costs.  Concurrently with the acquisition, we leased the properties back to the seller under corporate guaranteed master net lease agreements with initial terms of 24.6 years and periodic rent escalations. These properties, which collectively comprise 5.3 million square feet, are geographically dispersed throughout the U.S., with more than 50% of the portfolio, by carrying value, located in Utah, Florida, Texas and Minnesota. We utilized $265.9 million in new financing in order to fund the acquisition.

Investing and Servicing Segment Property Portfolio

The REIS Equity Portfolio is comprised of 25 commercial real estate properties.  Refer to Note 3 for further discussion of the REIS Equity Portfolio.

The table below summarizes our properties held as of March, 31, 2018 and December 31, 2017 (dollars in thousands):

	Depreciable Life	March 31, 2018	December 31, 2017
Property Segment
Land and land improvements	0 – 15 years	$675,856	$585,915
Buildings and building improvements	5 – 45 years	2,092,139	1,838,266
Furniture & fixtures	3 – 7 years	40,888	31,028
Investing and Servicing Segment
Land and land improvements	0 – 15 years	87,536	86,711
Buildings and building improvements	3 – 40 years	219,552	212,094
Furniture & fixtures	2 – 5 years	1,399	1,036
Properties, cost		3,117,370	2,755,050
Less: accumulated depreciation		(128,506)	(107,569)
Properties, net		$2,988,864	$2,647,481

During the three months ended March 31, 2018, we sold five operating properties for $52.3 million, recognizing a gain on sale of $10.3 million within gain on sale of investments and other assets in our condensed consolidated statement of operations.  One of these properties was acquired by a third party which already held a $0.3 million non-controlling interest in the property. During the three months ended March 31, 2018, $1.3 million of the gain on sale was attributable to non-controlling interests. No operating properties were sold during the three months ended March 31, 2017.

7. Investment in Unconsolidated Entities

The table below summarizes our investments in unconsolidated entities as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	Participation /	Carrying value as of
	Ownership % (1)	March 31, 2018		December 31, 2017
Equity method:
Retail Fund	33%	$107,189		$110,704
Investor entity which owns equity in an online real estate company	50%	9,338		9,312
Equity interests in commercial real estate	50%	7,051	(2)	23,192
Equity interest in a residential mortgage originator	N/A	7,358		7,742
Various	25% - 50%	4,416		3,538
		135,352		154,488
Cost method:
Equity interest in a servicing and advisory business	6%	6,207		12,234
Investment funds which own equity in a loan servicer and other real estate assets	4% - 6%	9,225		9,225
Various	0% - 3%	9,328		9,556
		24,760		31,015
		$160,112		$185,503

(1)	None of these investments are publicly traded and therefore quoted market prices are not available.

(2)	During the three months ended March 31, 2018, our preferred equity investment in a portfolio of student housing properties was redeemed in full for cash proceeds of $16.7 million.

As of March 31, 2018, the carrying value of our equity investment in a residential mortgage originator exceeded the underlying equity in net assets of such investee by $1.6 million. This difference is the result of the Company recording its investment in the investee at its acquisition date fair value, which included certain non-amortizing intangible assets not recognized by the investee.  Should the Company determine these intangible assets held by the investee are impaired, the Company will recognize such impairment loss through earning from unconsolidated entities in our statement of operations, otherwise, such difference between the carrying value of our equity investment in the residential mortgage originator and the underlying equity in the net assets of the residential mortgage originator will continue to exist.  Other than our equity interest in the residential mortgage originator, there were no differences between the carrying value of our equity method investments and the underlying equity in the net assets of the investees as of March 31, 2018.

During the three months ended March 31, 2018, we did not become aware of any observable price changes in our cost method investments that are within the scope of ASU 2016-01 or any indicators of impairment.

8. Goodwill and Intangibles

Goodwill

Goodwill at March 31, 2018 and December 31, 2017 represents the excess of consideration transferred over the fair value of net assets of LNR Property LLC (“LNR”) acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes a network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets.

Intangible Assets

Servicing Rights Intangibles

In connection with the LNR acquisition, we identified domestic servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. At March 31, 2018 and December 31, 2017 the balance of the domestic servicing intangible was net of $24.9 million and $28.2 million, respectively, which was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of March 31, 2018 and December 31, 2017, the domestic servicing intangible had a balance of $49.8 million and $59.0 million, respectively, which represents our economic interest in this asset.

Lease Intangibles

In connection with our acquisitions of commercial real estate, we recognized in-place lease intangible assets and favorable lease intangible assets associated with certain non-cancelable operating leases of the acquired properties.

The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of March 31, 2018 and December 31, 2017 (amounts in thousands):

	As of March 31, 2018			As of December 31, 2017
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
Domestic servicing rights, at fair value	$24,945	$—	$24,945	$30,759	$—	$30,759
In-place lease intangible assets	200,444	(75,070)	125,374	187,816	(65,351)	122,465
Favorable lease intangible assets	37,552	(8,242)	29,310	37,231	(7,363)	29,868
Total net intangible assets	$262,941	$(83,312)	$179,629	$255,806	$(72,714)	$183,092

The following table summarizes the activity within intangible assets for the three months ended March 31, 2018 (amounts in thousands):

	Domestic	In-place Lease	Favorable Lease
	Servicing	Intangible	Intangible
	Rights	Assets	Assets	Total
Balance as of January 1, 2018	$30,759	$122,465	$29,868	$183,092
Acquisition of additional Woodstar II Portfolio properties	—	10,015	—	10,015
Acquisition of additional REIS Equity Portfolio properties	—	2,248	450	2,698
Amortization	—	(9,959)	(1,117)	(11,076)
Sales	—	(246)	(126)	(372)
Foreign exchange gain	—	876	235	1,111
Impairment (1)	—	(25)	—	(25)
Changes in fair value due to changes in inputs and assumptions	(5,814)	—	—	(5,814)
Balance as of March 31, 2018	$24,945	$125,374	$29,310	$179,629

(1)	Impairment of intangible lease assets is recognized within other expense in our condensed consolidated statements of operations.

The following table sets forth the estimated aggregate amortization of our in-place lease intangible assets and favorable lease intangible assets for the next five years and thereafter (amounts in thousands):

2018 (remainder of)	$31,982
2019	22,532
2020	17,088
2021	14,780
2022	12,100
Thereafter	56,202
Total	$154,684

9. Secured Financing Agreements

The following table is a summary of our secured financing agreements in place as of March 31, 2018 and December 31, 2017 (dollars in thousands):

								Carrying Value at
	Current	Extended			Pledged Asset	Maximum		March 31,	December 31,
	Maturity	Maturity (a)	Pricing		Carrying Value	Facility Size		2018	2017
Lender 1 Repo 1	(b)	(b)	LIBOR + 1.75% to 5.75%		$1,495,507	$2,000,000		$1,024,845	$1,137,654
Lender 2 Repo 1	Oct 2018	Oct 2020	LIBOR + 1.75% to 2.75%		238,904	500,000		172,632	238,428
Lender 3 Repo 1	N/A	N/A	N/A		—	—		—	75,291
Lender 4 Repo 2	Dec 2018	Dec 2020	LIBOR + 2.00% to 3.25%		642,531	1,000,000	(c)	215,240	215,372
Lender 6 Repo 1	Aug 2020	N/A	LIBOR + 2.00% to 2.75%		622,440	600,000		423,007	494,353
Lender 6 Repo 2	Oct 2022	Oct 2023	GBP LIBOR + 2.75%		466,322	359,780		359,780	332,815
Lender 9 Repo 1	Sep 2018	N/A	LIBOR + 1.65%		20,583	15,396		15,396	65,762
Lender 10 Repo 1	Mar 2020	Mar 2022	LIBOR + 2.00% to 2.75%		170,036	140,000		118,800	77,800
Lender 11 Repo 1	Jun 2019	Jun 2020	LIBOR + 2.75%		—	200,000		—	—
Lender 11 Repo 2	Sep 2018	Sep 2022	LIBOR + 2.25% to 2.75%		—	250,000		—	—
Lender 7 Secured Financing	Feb 2021	Feb 2023	LIBOR + 2.25%	(d)	—	650,000	(e)	—	—
Lender 8 Secured Financing	Aug 2019	N/A	LIBOR + 4.00%		12,379	75,000		8,066	15,617
Conduit Repo 2	Nov 2018	Nov 2019	LIBOR + 2.25%		15,909	200,000		12,000	40,075
Conduit Repo 3	Feb 2020	Feb 2021	LIBOR + 2.10%		26,294	150,000		19,725	26,895
Conduit Repo 4	Oct 2018	Oct 2020	LIBOR + 2.25%		—	100,000		—	—
MBS Repo 1	(f)	(f)	LIBOR + 1.90%		10,000	6,510		6,510	6,510
MBS Repo 2	Dec 2019	N/A	LIBOR + 1.90% to 2.45%		107,507	73,971		73,971	222,672
MBS Repo 3	(g)	(g)	LIBOR + 1.32% to 1.95%		342,771	234,082		234,082	224,150
MBS Repo 4	(h)	N/A	LIBOR + 1.90%		170,690	225,000		7,318	77,318
Investing and Servicing Segment Property Mortgages	Jun 2018 to Jun 2026	N/A	Various		260,461	231,219		203,082	177,411
Ireland Portfolio Mortgage	May 2020	N/A	EURIBOR + 1.69%		506,213	359,344		359,344	349,900
Woodstar I Portfolio Mortgages	Nov 2025 to Oct 2026	N/A	3.72% to 3.97%		366,522	276,748		276,748	276,748
Woodstar I Portfolio Government Financing	Mar 2026 to Jun 2049	N/A	1.00% to 5.00%		304,865	132,866		132,866	133,418
Woodstar II Portfolio Mortgages	Jan 2028 to Apr 2028	N/A	3.81% to 3.85%		522,601	417,669		417,669	116,745
Woodstar II Portfolio Government Financing	Jun 2030 to Apr 2046	N/A	1.00% to 3.00%		136,554	7,361		7,361	—
Medical Office Portfolio Mortgages	Dec 2021 to Feb 2022	Dec 2023 to Feb 2024	LIBOR + 2.50%	(i)	716,188	531,815		497,613	497,613
Master Lease Portfolio Mortgages	Oct 2027	N/A	4.36% to 4.38%		465,600	265,900		265,900	265,900
Term Loan A	Dec 2020	Dec 2021	LIBOR + 2.25%	(d)	959,442	300,000		300,000	300,000
Revolving Secured Financing	Dec 2020	Dec 2021	LIBOR + 2.25%	(d)	—	100,000		—	—
FHLB	Feb 2021	N/A	Various		662,971	445,000		445,000	445,000
					$9,243,290	$9,847,661		5,596,955	5,813,447
Unamortized premium/(discount) net								2,539	2,559
Unamortized deferred financing costs								(45,180)	(42,950)
								$5,554,314	$5,773,056

(a)	Subject to certain conditions as defined in the respective facility agreement.
(b)

Maturity date for borrowings collateralized by loans is September 2018 before extension options and September 2021 assuming exercise of extension options.  Borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions and not to exceed September 2025.

(c)	The initial maximum facility size of $600.0 million may be increased to $1.0 billion at our option, subject to certain conditions.

(d)	Subject to borrower’s option to choose alternative benchmark based rates pursuant to the terms of the credit agreement.
(e)	The initial maximum facility size of $300.0 million may be increased to $650.0 million, subject to certain conditions.
(f)

Facility carries a rolling 11-month term which may reset monthly with the lender’s consent not to exceed December 2018. This facility carries no maximum facility size.  Amounts reflect the outstanding balance as of March 31, 2018.

(g)

Facility carries a rolling 12-month term which may reset monthly with the lender’s consent. Current maturity is March 2019. This facility carries no maximum facility size. Amounts reflect the outstanding balance as of March 31, 2018.

(h)	The date that is 270 days after the buyer delivers notice to seller, subject to a maximum date of September 2018.
(i)	Subject to a 25 basis point floor.

In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

During the three months ended March 31, 2018, we entered into two mortgage loans with aggregate maximum borrowings of $34.8 million to finance commercial real estate previously acquired by our Investing and Servicing Segment. As of March 31, 2018, these facilities carry a remaining weighted average term of 4.2 years with floating annual interest rates of LIBOR + 2.62%.

In February 2018, we amended the Lender 7 Secured Financing facility to extend the current maturity from July 2018 to February 2021, reduce the spread from LIBOR + 2.75% to LIBOR + 2.25% and decrease available borrowings from $450.0 million to $300.0 million while maintaining the option to upsize to $650.0 million, subject to certain conditions.

In February 2018, we amended the Conduit Repo 3 facility to extend the current maturity from February 2018 to February 2020.

In February 2018, we entered into mortgage loans with total borrowings of $300.9 million to finance the Q1 2018 Closing of our Woodstar II Portfolio. The loans carry 10-year terms and weighted average fixed annual interest rates of 3.82%.  Additional government sponsored mortgage loans of $7.3 million with weighted average fixed annual interest rates of 2.88% and remaining weighted average terms of 17.7 years were assumed at closing.

Our secured financing agreements contain certain financial tests and covenants. As of March 31, 2018, we were in compliance with all such covenants.

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

	Repurchase	Other Secured
	Agreements	Financing	Total
2018 (remainder of)	$300,195	$51,977	$352,172
2019	292,055	98,062	390,117
2020	944,805	373,218	1,318,023
2021	191,260	682,640	873,900
2022	689,231	26,548	715,779
Thereafter	265,760	1,681,204	1,946,964
Total	$2,683,306	$2,913,649	$5,596,955

For the three months ended March 31, 2018 and 2017, approximately $5.1 million and $4.7 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations.

The following table sets forth our outstanding balance of repurchase agreements related to the following asset collateral classes as of March 31, 2018 and December 31, 2017 (amounts in thousands):

Class of Collateral	March 31, 2018	December 31, 2017
Loans held-for-investment	$2,324,300	$2,637,475
Loans held-for-sale	37,125	66,970
Investment securities	321,881	530,650
	$2,683,306	$3,235,095

We seek to mitigate risks associated with our repurchase agreements by managing risk related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value.  The margin call provisions under the majority of our repurchase facilities, consisting of 33% of these agreements, do not permit valuation adjustments based on capital markets activity.  Instead, margin calls on these facilities are limited to collateral-specific credit marks.  To monitor credit risk associated with the performance and value of our loans and investments, our asset management team regularly reviews our investment portfolios and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary.  For repurchase agreements containing margin call provisions for general capital markets activity, approximately 27% of these pertain to our loans held-for-sale, for which we manage credit risk through the purchase of credit index instruments.  We further seek to manage risks associated with our repurchase agreements by matching the maturities and interest rate characteristics of our loans with the related repurchase agreements.

10. Unsecured Senior Notes

The following table is a summary of our unsecured senior notes outstanding as of March 31, 2018 and December 31, 2017 (dollars in thousands):

				Remaining
	Coupon	Effective	Maturity	Period of		Carrying Value at
	Rate	Rate (1)	Date	Amortization		March 31, 2018	December 31, 2017
2018 Convertible Notes	N/A	N/A	N/A	N/A		—	369,981
2019 Convertible Notes	4.00%	5.35%	1/15/2019	0.8	years	341,363	341,363
2021 Senior Notes (February)	3.63%	3.89%	2/1/2021	2.8	years	500,000	—
2021 Senior Notes (December)	5.00%	5.32%	12/15/2021	3.7	years	700,000	700,000
2023 Convertible Notes	4.38%	4.86%	4/1/2023	5.0	years	250,000	250,000
2025 Senior Notes	4.75%	5.04%	3/15/2025	7.0	years	500,000	500,000
Total principal amount						2,291,363	2,161,344
Unamortized discount—Convertible Notes						(8,905)	(11,186)
Unamortized discount—Senior Notes						(19,497)	(16,654)
Unamortized deferred financing costs						(10,330)	(8,269)
Carrying amount of debt components						$2,252,631	$2,125,235
Carrying amount of conversion option equity components recorded in additional paid-in capital						$21,636	$31,638

(1)

Effective rate includes the effects of underwriter purchase discount and the adjustment for the conversion option on our convertible senior notes, the value of which reduced the initial liability and was recorded in additional paid‑in capital.

Senior Notes

On January 29, 2018, we issued $500.0 million of 3.625% Senior Notes due 2021 (the “2021 February Notes”). The 2021 February Notes mature on February 1, 2021. Prior to November 1, 2020, we may redeem some or all of the 2021 February Notes at a price equal to 100% of the principal amount thereof, plus the applicable “make-whole” premium as of the applicable date of redemption.  On and after November 1, 2020, we may redeem some or all of the 2021 February Notes at a price equal to 100% of the principal amount thereof. In addition, prior to February 1, 2020, we may redeem up to 40% of the 2021 February Notes at the applicable redemption price using the proceeds of certain equity offerings. The 2021 February Notes were swapped to floating rate (see Note 12).

Convertible Senior Notes

In March 2018, we repaid the full outstanding principal amount of the 4.55% Convertible Senior Notes due 2018 (the “2018 Notes”) in cash upon their maturity. We recognized interest expense of $11.3 million and $19.5 million during the three months ended March 31, 2018 and 2017, respectively, from our unsecured convertible senior notes.

On March 29, 2017, we issued $250.0 million of 4.375% Convertible Senior Notes due 2023 (the “2023 Notes”).  The proceeds from the issuance of the 2023 Notes were used to repurchase $230.0 million of the 2018 Notes for $250.7 million. The repurchase price was allocated between the fair value of the liability component and the fair value of the equity component of the 2018 Notes at the repurchase date. The portion of the repurchase price attributable to the equity component totaled $18.1 million and was recognized as a reduction of additional paid-in capital during the three months ended March 31, 2017. The portion of the repurchase price attributable to the liability component exceeded the net carrying amount of the liability component by $5.9 million, which was recognized as a loss on extinguishment of debt in our condensed consolidated statement of operations for the three months ended March 31, 2017.

The following table details the conversion attributes of our Convertible Notes outstanding as of March 31, 2018 (amounts in thousands, except rates):

	March 31, 2018		Conversion Spread Value - Shares (3)
	Conversion	Conversion	For the Three Months Ended March 31,
	Rate (1)	Price (2)	2018	2017
2018 Notes	N/A	N/A	—	1,200
2019 Notes	51.2214	$19.52	1,209	2,020
2023 Notes	38.5959	$25.91	—	—
			1,209	3,220

(1)

The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of Convertible Notes converted, as adjusted in accordance with the indentures governing the Convertible Notes (including the applicable supplemental indentures).

(2)	As of March 31, 2018 and 2017, the market price of the Company’s common stock was $20.95 and $22.58 per share, respectively.

(3)	The conversion spread value represents the portion of the Convertible Notes that are “in-the-money”, representing the value that would be delivered to investors in shares upon an assumed conversion.

The if-converted value of the 4.00% Convertible Senior Notes due 2019 (the “2019 Notes”) exceeded their principal amount by $25.0 million at March 31, 2018 as the closing market price of the Company’s common stock of $20.95 per share exceeded the implicit conversion price of $19.52 per share. However, the if‑converted value of the 2023 Notes was less than their principal amount by $47.9 million at March 31, 2018 as the closing market price of the Company’s common stock was less than the implicit conversion price of $25.91 per share.

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

Within the Investing and Servicing Segment, we originate commercial mortgage loans with the intent to sell these mortgage loans to VIEs for the purposes of securitization. These VIEs then issue CMBS that are collateralized in part by these assets, as well as other assets transferred to the VIE. In certain instances, we retain an interest in the VIE and/or serve as special servicer for the VIE. The following summarizes the fair value and par value of loans sold from our conduit platform, as well as the amount of sale proceeds used in part to repay the outstanding balance of the repurchase agreements associated with these loans for the three months ended March 31, 2018 and 2017 (amounts in thousands):

	For the Three Months Ended
	March 31,
	2018	2017
Fair value of loans sold	$266,632	$179,296
Par value of loans sold	256,818	168,564
Repayment of repurchase agreements	193,844	126,518

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

			Loan Transfers
	Loan Transfers Accounted		Accounted for as Secured
	for as Sales		Borrowings
	Face Amount	Proceeds	Face Amount	Proceeds
For the Three Months Ended March 31,
2018	$146,400	$145,273	$—	$—
2017	38,750	37,079	—	—

During the three months ended March 31, 2018 and 2017, gains (losses) recognized by the Lending Segment on sales of loans were not material.

12. Derivatives and Hedging Activity

Risk Management Objective of Using Derivatives

We are exposed to certain risks arising from both our business operations and economic conditions. Refer to Note 13 to the consolidated financial statements included in our Form 10-K for further discussion of our risk management objectives and policies.

Designated Hedges

The Company does not generally elect to apply the hedge accounting designation to its hedging instruments.  During the three months ended March 31, 2018, the Company’s only designated hedges were comprised of two outstanding interest rate swaps that have been designated as cash flow hedges of the interest rate risk associated with forecasted interest payments.  As of March 31, 2018, the fair value of these cash flow hedges was not material.  Additionally, during the three months ended March 31, 2018 and 2017 the impact of these cash flow hedges on our net income was not material and we did not recognize any hedge ineffectiveness in earnings associated with these cash flow hedges.

Non-designated Hedges

We have entered into a series of forward contracts whereby we agreed to sell an amount of foreign currency for an agreed upon amount of USD at various dates through March 2022. These forward contracts were entered into to economically fix the USD amounts of foreign denominated cash flows expected to be received by us related to certain foreign denominated loan investments and properties.

The following table summarizes our non-designated foreign exchange (“Fx”) forwards, interest rate contracts, and credit index instruments as of March 31, 2018 (notional amounts in thousands):

Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx contracts – Buy Euros ("EUR")	4	1,441	EUR	April 2018
Fx contracts – Sell Euros ("EUR") (1)	39	258,921	EUR	April 2018 – March 2022
Fx contracts – Buy Pounds Sterling ("GBP")	2	5,145	GBP	July 2019
Fx contracts – Sell Pounds Sterling ("GBP")	145	199,270	GBP	April 2018 – December 2021
Interest rate swaps – Paying fixed rates	21	853,671	USD	April 2019 – April 2028
Interest rate swaps – Receiving fixed rates	2	970,000	USD	January 2021 – March 2025
Interest rate caps	2	294,000	EUR	May 2020
Interest rate caps	11	128,464	USD	June 2018 – October 2021
Credit index instruments	8	49,000	USD	September 2058 – November 2059
Total	234

(1)

Includes 27 Fx contracts entered into to hedge our Euro currency exposure created by our acquisition of the Ireland Portfolio.  As of March 31, 2018, these contracts have an aggregate notional amount of €223.2 million and varying maturities through June 2020.

The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017 (amounts in thousands):

	Fair Value of Derivatives		Fair Value of Derivatives
	in an Asset Position (1) as of		in a Liability Position (2) as of
	March 31,	December 31,	March 31,	December 31,
	2018	2017	2018	2017
Derivatives designated as hedging instruments:
Interest rate swaps	$30	$25	$—	$—
Total derivatives designated as hedging instruments	30	25	—	—
Derivatives not designated as hedging instruments:
Interest rate contracts	40,026	27,234	17,373	2,781
Foreign exchange contracts	651	6,400	40,227	33,419
Credit index instruments	360	239	—	—
Total derivatives not designated as hedging instruments	41,037	33,873	57,600	36,200
Total derivatives	$41,067	$33,898	$57,600	$36,200

(1)	Classified as derivative assets in our condensed consolidated balance sheets.

(2)	Classified as derivative liabilities in our condensed consolidated balance sheets.

The tables below present the effect of our derivative financial instruments on the condensed consolidated statements of operations and of comprehensive income for the three months ended March 31, 2018 and 2017 (amounts in thousands):

		Gain (Loss)
	Gain (Loss)	Reclassified	Gain (Loss)
	Recognized	from AOCI	Recognized
Derivatives Designated as Hedging Instruments	in OCI	into Income	in Income	Location of Gain (Loss)
For the Three Months Ended March 31,	(effective portion)	(effective portion)	(ineffective portion)	Recognized in Income
2018	$9	$4	$—	Interest expense
2017	$47	$(29)	$—	Interest expense

		Amount of Gain (Loss)
		Recognized in Income for the
Derivatives Not Designated	Location of Gain (Loss)	Three Months Ended March 31,
as Hedging Instruments	Recognized in Income	2018	2017
Interest rate contracts	Loss on derivative financial instruments	$6,237	$1,468
Foreign exchange contracts	Loss on derivative financial instruments	(23,143)	(5,742)
Credit index instruments	Loss on derivative financial instruments	47	(75)
		$(16,859)	$(4,349)

13. Offsetting Assets and Liabilities

The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

				(iv)
				Gross Amounts Not
				Offset in the Statement
		(ii)	(iii) = (i) - (ii)	of Financial Position
		Gross Amounts	Net Amounts		Cash
	(i)	Offset in the	Presented in		Collateral
	Gross Amounts	Statement of	the Statement of	Financial	Received /	(v) = (iii) - (iv)
	Recognized	Financial Position	Financial Position	Instruments	Pledged	Net Amount
As of March 31, 2018
Derivative assets	$41,067	$—	$41,067	$956	$—	$40,111
Derivative liabilities	$57,600	$—	$57,600	$956	$55,086	$1,558
Repurchase agreements	2,683,306	—	2,683,306	2,683,306	—	—
	$2,740,906	$—	$2,740,906	$2,684,262	$55,086	$1,558
As of December 31, 2017
Derivative assets	$33,898	$—	$33,898	$6,523	$—	$27,375
Derivative liabilities	$36,200	$—	$36,200	$6,523	$15,333	$14,344
Repurchase agreements	3,235,095	—	3,235,095	3,235,095	—	—
	$3,271,295	$—	$3,271,295	$3,241,618	$15,333	$14,344

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

We also hold controlling interests in non-securitization entities that are considered VIEs, most of which were established to facilitate the acquisition of certain properties.  SPT Dolphin, the entity which holds the Woodstar II Portfolio, is a VIE because the third party interest holders do not carry kick-out rights or substantive participating rights.  We were deemed to be the primary beneficiary of the VIE because we possess both the power to direct the activities of the VIE that most significantly impact its economic performance and a significant economic interest in the entity.  This VIE had assets of $670.8 million and liabilities of $427.0 million as of March 31, 2018.  In total, our consolidated non-securitization VIEs had assets of $785.5 million and liabilities of $511.5 million as of March 31, 2018.

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

As of March 31, 2018, two of our CDO structures were in default, which, pursuant to the underlying indentures, changes the rights of the variable interest holders. Upon default of a CDO, the trustee or senior note holders are allowed to exercise certain rights, including liquidation of the collateral, which at that time, is the activity which would most significantly impact the CDO’s economic performance. Further, when the CDO is in default, the collateral administrator no longer has the option to purchase securities from the CDO. In cases where the CDO is in default and we do not have the ability to exercise rights which would most significantly impact the CDO’s economic performance, we do not consolidate the VIE.  As of March 31, 2018, neither of these CDO structures were consolidated.

As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of March 31, 2018, our maximum risk of loss related to securitization VIEs in which we were not the primary beneficiary was $24.0 million on a fair value basis.

As of March 31, 2018, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances of $4.7 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.

We also hold passive non-controlling interests in certain unconsolidated entities that are considered VIEs. We are not the primary beneficiaries of these VIEs as we do not possess the power to direct the activities of the VIEs that most significantly impact their economic performance and therefore report our interests, which totaled $123.8 million as of March 31, 2018, within investment in unconsolidated entities on our condensed consolidated balance sheet.  Our maximum risk of loss is limited to our carrying value of the investments.

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

In February 2018, our board of directors authorized an amendment to our Management Agreement to adjust the calculation of the base management fee and incentive fee to treat equity securities of subsidiaries issued in exchange for properties or interests therein as issued common stock, effective December 28, 2017 (the “Amendment”). Refer to Note 16 to the consolidated financial statements included in our Form 10-K for further discussion of the Amendment.

Base Management Fee.  For the three months ended March 31, 2018 and 2017, approximately $17.5 million and $16.9 million, respectively, was incurred for base management fees. As of March 31, 2018 and December 31, 2017, there were $17.5 million and $17.1 million, respectively, of unpaid base management fees included in related-party payable in our condensed consolidated balance sheets.

Incentive Fee.  For the three months ended March 31, 2018 and 2017, approximately $9.6 million and $5.5 million, respectively, was incurred for incentive fees. As of March 31, 2018 and December 31, 2017, approximately $9.6 million and $22.0 million, respectively, of unpaid incentive fees were included in related-party payable in our condensed consolidated balance sheets.

Expense Reimbursement.  For the three months ended March 31, 2018 and 2017, approximately $2.1 million and $1.6 million, respectively, was incurred for executive compensation and other reimbursable expenses and recognized within general and administrative expenses in our condensed consolidated statements of operations. As of March 31, 2018 and December 31, 2017, approximately $4.6 million and $3.3 million, respectively, of unpaid reimbursable executive compensation and other expenses were included in related-party payable in our condensed consolidated balance sheets.

Equity Awards. In certain instances, we issue RSAs to certain employees of affiliates of our Manager who perform services for us.  During the three months ended March 31, 2018 and 2017, we granted 189,813 and 138,264 RSAs, respectively, at grant date fair values of $4.0 million and $3.1 million, respectively. Expenses related to the vesting of awards to employees of affiliates of our Manager were $0.5 million and $0.6 million during the three months ended March 31, 2018 and 2017, respectively, and are reflected in general and administrative expenses in our condensed consolidated statements of operations. These shares generally vest over a three-year period.

Manager Equity Plan

In March 2017, we granted 1,000,000 RSUs to our Manager under the Starwood Property Trust, Inc. Manager Equity Plan (“Manager Equity Plan”). In May 2015, we granted 675,000 RSUs to our Manager under the Manager Equity Plan. In connection with these grants and prior similar grants, we recognized share-based compensation expense of $2.9 million and $1.5 million within management fees in our condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017, respectively. Refer to Note 16 for further discussion of these grants.

In May 2017, the Company’s shareholders approved the Starwood Property Trust, Inc. 2017 Manager Equity Plan (the “2017 Manager Equity Plan”) which replaced the Manager Equity Plan. Refer to Note 16 for further discussion.

Investments in Loans and Securities

In January 2018, the Company acquired a $130.0 million first mortgage participation from an unaffiliated third party, which bears interest at LIBOR plus 4.00%. The loan is secured by four U.S. power plants that each have long-term power purchase agreements with investment grade counterparties. The borrower is an affiliate of our Manager.

In February 2018, a GBP denominated first mortgage loan that we had co-originated with SEREF in November 2013, which was secured by Centre Point, an iconic tower located in Central London, England, was repaid in full.

In March 2018, the Company acquired a €55.0 million newly-originated loan participation from SEREF, which is secured by a luxury resort in Estepona, Spain.

Acquisitions from Consolidated CMBS Trusts

Our Investing and Servicing Segment acquires interests in properties for its REIS Equity Portfolio from CMBS trusts, some of which are consolidated as VIEs on our balance sheet.  Acquisitions from consolidated VIEs are reflected as repayment of debt of consolidated VIEs in our condensed consolidated statements of cash flows.  During the three months ended March 31, 2018, we acquired $27.7 million of net real estate assets from consolidated CMBS trusts for a gross purchase price of $28.0 million. Refer to Note 3 for further discussion of these acquisitions.  No real estate assets were acquired from consolidated CMBS trusts during the three months ended March 31, 2017.

Refer to Note 16 to the consolidated financial statements included in our Form 10-K for further discussion of related-party agreements.

16. Stockholders’ Equity and Non-Controlling Interests

During the three months ended March 31, 2018 our board of directors declared the following dividend:

Declaration Date	Record Date	Ex-Dividend Date	Payment Date	Amount	Frequency
2/28/18	3/30/18	3/28/18	4/13/18	$0.48	Quarterly

During the three months ended March 31, 2018 and 2017, there were no shares issued under our At-The-Market Equity Offering Sales Agreement.  During the three months ended March 31, 2018 and 2017, shares issued under the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) were not material.

In February 2017, our board of directors extended the term of our $500.0 million common stock and Convertible Note repurchase program through January 2019.  Refer to Note 17 to the consolidated financial statements included in our Form 10-K for further information regarding the repurchase program. During the three months ended March 31, 2018, we repurchased 573,255 shares of common stock for $12.1 million and no Convertible Notes under our repurchase program.  There were no share or Convertible Notes repurchases under the repurchase program during the three months ended March 31, 2017.    The repurchase of the 2018 Notes discussed in Note 10 was not considered part of the repurchase program and therefore did not reduce our available capacity for future repurchases under the repurchase program. As of March 31, 2018, we had $250.1 million of remaining capacity to repurchase common stock and/or Convertible Notes under the repurchase program.

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

The table below summarizes our share awards granted or vested under the Manager Equity Plan and 2017 Manager Equity Plan during the three months ended March 31, 2018 and 2017 (dollar amounts in thousands):

Grant Date	Type	Amount Granted	Grant Date Fair Value	Vesting Period
March 2017	RSU	1,000,000	$22,240	3 years
May 2015	RSU	675,000	16,511	3 years

As of March 31, 2018, there were 10.3 million shares available for future grants under the 2017 Manager Equity Plan and the 2017 Equity Plan.

Schedule of Non-Vested Shares and Share Equivalents

		2017		Weighted Average
	2017	Manager		Grant Date Fair
	Equity Plan	Equity Plan	Total	Value (per share)
Balance as of January 1, 2018	885,138	806,251	1,691,389	$21.95
Granted	459,118	—	459,118	21.25
Vested	(263,886)	(139,583)	(403,469)	21.82
Forfeited	—	—	—	—
Balance as of March 31, 2018	1,080,370	666,668	1,747,038	21.80

Non-Controlling Interests in Consolidated Subsidiaries

As discussed in Note 3, in connection with our Woodstar II Portfolio acquisitions, we issued 9.8 million Class A Units in SPT Dolphin. Commencing six months from issuance, Class A Units are redeemable for consideration equal to the current share price of the Company’s common stock on a one-for-one basis, with the consideration paid in either cash or the Company’s common stock, at the determination of the Company.  In consolidation, the issued Class A Units are reflected as non-controlling interests in consolidated subsidiaries on our condensed consolidated balance sheets.

To the extent SPT Dolphin has sufficient cash available, the Class A Units earn a preferred return indexed to the dividend rate of the Company’s common stock.  Any distributions made pursuant to this waterfall are recognized within net income attributable to non-controlling interests in our condensed consolidated statement of operations.  During the three months ended March 31, 2018, we recognized net income attributable to non-controlling interests of $2.5 million associated with these Class A Units.

During the three months ended March 31, 2018, we acquired the non-controlling interest held by a third party in one of our consolidated REIS Equity Portfolio properties, which was carried at $0.3 million, for $3.3 million.  The excess of the consideration paid to acquire the non-controlling interest over the carrying value of the non-controlling interest was recorded as a reduction of stockholders’ equity during the three months ended March 31, 2018.

17. Earnings per Share

The following table provides a reconciliation of net income and the number of shares of common stock used in the computation of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2018	2017
Basic Earnings
Income attributable to STWD common stockholders	$99,932	$102,358
Less: Income attributable to participating shares not already deducted as non-controlling interests	(721)	(899)
Basic earnings	$99,211	$101,459

Diluted Earnings
Income attributable to STWD common stockholders	$99,932	$102,358
Less: Income attributable to participating shares not already deducted as non-controlling interests	(721)	(899)
Add: Undistributed earnings to participating shares	—	—
Less: Undistributed earnings reallocated to participating shares	—	—
Diluted earnings	$99,211	$101,459

Number of Shares:
Basic — Average shares outstanding	260,664	258,997
Effect of dilutive securities — Convertible Notes	1,209	3,220
Effect of dilutive securities — Contingently issuable shares	229	121
Effect of dilutive securities — Unvested non-participating shares	22	103
Diluted — Average shares outstanding	262,124	262,441

Earnings Per Share Attributable to STWD Common Stockholders:
Basic	$0.38	$0.39
Diluted	$0.38	$0.39

As of March 31, 2018 and 2017, participating shares of 11.3 million and 1.9 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above. Such participating shares at March 31, 2018 included 9.8 million potential shares of our common stock issuable upon redemption of the Class A Units in SPT Dolphin, as discussed in Note 16.

Additionally, as of March 31, 2018, there were 27.1 million potential shares of common stock contingently issuable upon the conversion of the Convertible Notes.  The Company has asserted its intent and ability to settle the principal amount of the Convertible Notes in cash.  As a result, this principal amount, representing 25.9 million shares at March 31, 2018, was not included in the computation of diluted EPS.  However, as discussed in Note 10, the conversion option associated with the 2019 Notes is “in-the-money” as the if-converted value of the 2019 Notes exceeded their principal amount by $25.0 million at March 31, 2018. The dilutive effect to EPS is determined by dividing this “conversion spread value” by the average share price. The “conversion spread value” is the value that would be delivered to investors in shares based on the terms of the Convertible Notes, upon an assumed conversion. In calculating the dilutive effect of these shares, the treasury stock method was used and resulted in a dilution of 1.2 million shares for the three months ended March 31, 2018. The conversion option associated with the 2023 Notes is “out-of-the-money” because the if-converted values of the 2023 Notes was less than their principal amount by $47.9 million at March 31, 2018; therefore, there was no dilutive effect to EPS.

18. Accumulated Other Comprehensive Income

The changes in AOCI by component are as follows (amounts in thousands):

		Cumulative
		Unrealized Gain
	Effective Portion of	(Loss) on	Foreign
	Cumulative Loss on	Available-for-	Currency
	Cash Flow Hedges	Sale Securities	Translation	Total
Three Months Ended March 31, 2018
Balance at January 1, 2018	$25	$57,889	$12,010	$69,924
OCI before reclassifications	9	1,209	4,218	5,436
Amounts reclassified from AOCI	(4)	(46)	—	(50)
Net period OCI	5	1,163	4,218	5,386
Balance at March 31, 2018	$30	$59,052	$16,228	$75,310
Three Months Ended March 31, 2017
Balance at January 1, 2017	$(26)	$44,929	$(8,765)	$36,138
OCI before reclassifications	47	1,931	2,007	3,985
Amounts reclassified from AOCI	29	(85)	—	(56)
Net period OCI	76	1,846	2,007	3,929
Balance at March 31, 2017	$50	$46,775	$(6,758)	$40,067

The reclassifications out of AOCI impacted the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 as follows (amounts in thousands):

	Amounts Reclassified from
	AOCI during the Three Months		Affected Line Item
	Ended March 31,		in the Statements
Details about AOCI Components	2018	2017	of Operations
Gain (loss) on cash flow hedges:
Interest rate contracts	$4	$(29)	Interest expense
Unrealized gains (losses) on available-for-sale securities:
Interest realized upon collection	46	85	Interest income from investment securities
Total reclassifications for the period	$50	$56

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

Fair Value Disclosures

The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the condensed consolidated balance sheets by their level in the fair value hierarchy as of March 31, 2018 and December 31, 2017 (amounts in thousands):

	March 31, 2018
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$723,733	$—	$—	$723,733
RMBS	240,853	—	—	240,853
CMBS	23,969	—	—	23,969
Equity security	13,322	13,322	—	—
Domestic servicing rights	24,945	—	—	24,945
Derivative assets	41,067	—	41,067	—
VIE assets	49,233,307	—	—	49,233,307
Total	$50,301,196	$13,322	$41,067	$50,246,807
Financial Liabilities:
Derivative liabilities	$57,600	$—	$57,600	$—
VIE liabilities	48,167,760	—	45,962,026	2,205,734
Total	$48,225,360	$—	$46,019,626	$2,205,734

	December 31, 2017
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$745,743	$—	$—	$745,743
RMBS	247,021	—	—	247,021
CMBS	24,191	—	—	24,191
Equity security	13,523	13,523	—	—
Domestic servicing rights	30,759	—	—	30,759
Derivative assets	33,898	—	33,898	—
VIE assets	51,045,874	—	—	51,045,874
Total	$52,141,009	$13,523	$33,898	$52,093,588
Financial Liabilities:
Derivative liabilities	$36,200	$—	$36,200	$—
VIE liabilities	50,000,010	—	47,811,073	2,188,937
Total	$50,036,210	$—	$47,847,273	$2,188,937

The changes in financial assets and liabilities classified as Level III are as follows for the three months ended March 31, 2018 and 2017 (amounts in thousands):

				Domestic
	Loans			Servicing		VIE
Three Months Ended March 31, 2018	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
January 1, 2018 balance	$745,743	$247,021	$24,191	$30,759	$51,045,874	$(2,188,937)	$49,904,651
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	7,800	—	555	(5,814)	(2,027,208)	237,090	(1,787,577)
Net accretion	—	2,819	—	—	—	—	2,819
Included in OCI	—	1,163	—	—	—	—	1,163
Purchases / Originations	277,259	—	—	—	—	—	277,259
Sales	(266,632)	—	—	—	—	—	(266,632)
Issuances	—	—	—	—	—	(7,948)	(7,948)
Cash repayments / receipts	(40,437)	(10,150)	(777)	—	—	(12,633)	(63,997)
Transfers into Level III	—	—	—	—	—	(530,888)	(530,888)
Transfers out of Level III	—	—	—	—	—	208,258	208,258
Consolidation of VIEs	—	—	—	—	1,089,881	—	1,089,881
Deconsolidation of VIEs	—	—	—	—	(875,240)	89,324	(785,916)
March 31, 2018 balance	$723,733	$240,853	$23,969	$24,945	$49,233,307	$(2,205,734)	$48,041,073
Amount of total (losses) gains included in earnings attributable to assets still held at March 31, 2018	$(640)	$2,772	$555	$(5,814)	$(2,027,208)	$237,090	$(1,793,245)

				Domestic
	Loans			Servicing		VIE
Three Months Ended March 31, 2017	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
January 1, 2017 balance	$63,279	$253,915	$31,546	$55,082	$67,123,261	$(2,585,369)	$64,941,714
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	10,593	—	(1,343)	(8,433)	(6,537,225)	384,981	(6,151,427)
Net accretion	—	3,886	—	—	—	—	3,886
Included in OCI	—	1,846	—	—	—	—	1,846
Purchases / Originations	445,887	—	—	—	—	—	445,887
Sales	(179,296)	—	(10,434)	—	—	—	(189,730)
Issuances	—	—	—	—	—	(4,759)	(4,759)
Cash repayments / receipts	(197)	(10,228)	(5,766)	—	—	(30,796)	(46,987)
Transfers into Level III	—	—	—	—	—	(63,970)	(63,970)
Transfers out of Level III	—	—	—	—	—	129,452	129,452
Consolidation of VIEs	—	—	—	—	1,127,952	—	1,127,952
Deconsolidation of VIEs	—	—	1,469	—	(1,528,137)	9,166	(1,517,502)
March 31, 2017 balance	$340,266	$249,419	$15,472	$46,649	$60,185,851	$(2,161,295)	$58,676,362
Amount of total (losses) gains included in earnings attributable to assets still held at March 31, 2017	$(6)	$3,795	$248	$(8,433)	$(6,537,225)	$384,981	$(6,156,640)

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

The following table presents the fair values, all of which are classified in Level III of the fair value hierarchy, of our financial instruments not carried at fair value on the condensed consolidated balance sheets (amounts in thousands):

	March 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets not carried at fair value:
Loans held-for-investment and loans transferred as secured borrowings	$6,257,249	$6,335,551	$6,636,898	$6,729,302
HTM securities	236,319	234,226	433,468	428,338
Financial liabilities not carried at fair value:
Secured financing agreements and secured borrowings on transferred loans	$5,628,589	$5,564,347	$5,847,241	$5,810,998
Unsecured senior notes	2,252,631	2,287,522	2,125,235	2,191,285

The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Carrying Value at	Valuation	Unobservable	Range as of (1)
	March 31, 2018	Technique	Input	March 31, 2018	December 31, 2017
Loans held-for-sale, fair value option	$723,733	Discounted cash flow	Yield (b)	4.8% - 6.0%	4.3% - 6.0%
			Duration (c)	1.8 - 13.0 years	1.8 - 12.1 years
RMBS	240,853	Discounted cash flow	Constant prepayment rate (a)	2.6% - 23.0%	2.5% - 21.4%
			Constant default rate (b)	1.0% - 5.6%	0.9% - 5.8%
			Loss severity (b)	15% - 74% (e)	14% - 75% (e)
			Delinquency rate (c)	4% - 33%	4% - 33%
			Servicer advances (a)	24% - 83%	20% - 83%
			Annual coupon deterioration (b)	0% - 0.8%	0% - 0.8%
			Putback amount per projected total collateral loss (d)	0% - 7%	0% - 7%
CMBS	23,969	Discounted cash flow	Yield (b)	0% - 295.6%	0% - 168.5%
			Duration (c)	0 - 9.7 years	0 - 9.7 years
Domestic servicing rights	24,945	Discounted cash flow	Debt yield (a)	7.75%	7.75%
			Discount rate (b)	15%	15%
			Control migration (b)	0% - 80%	0% - 80%
VIE assets	49,233,307	Discounted cash flow	Yield (b)	0% - 938.0%	0% - 826.6%
			Duration (c)	0 - 13.4 years	0 - 14.0 years
VIE liabilities	2,205,734	Discounted cash flow	Yield (b)	0% - 938.0%	0% - 826.6%
			Duration (c)	0 - 13.4 years	0 - 14.0 years

(1)	The ranges of significant unobservable inputs are represented in percentages and years.

Sensitivity of the Fair Value to Changes in the Unobservable Inputs

(a)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
(b)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.
(c)

Significant increase (decrease) in the unobservable input in isolation would result in either a significantly lower or higher (higher or lower) fair value measurement depending on the structural features of the security in question.

(d)	Any delay in the putback recovery date leads to a decrease in fair value for the majority of securities in our RMBS portfolio.
(e)	80% and 81% of the portfolio falls within a range of 45%-80% as of March 31, 2018 and December 31, 2017, respectively.

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

Our TRSs engage in various real estate related operations, including special servicing of commercial real estate, originating and securitizing commercial mortgage loans, and investing in entities which engage in real estate related operations. As of March 31, 2018 and December 31, 2017, approximately $1.2 billion and $673.1 million, respectively, of assets, including $70.6 million and $24.1 million in cash, respectively, were owned by TRS entities. Our TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.

The following table is a reconciliation of our U.S. federal income tax determined using our statutory federal tax rate to our reported income tax provision for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended March 31,
	2018		2017
Federal statutory tax rate	$22,606	21.0%	$35,655	35.0%
REIT and other non-taxable income	(20,343)	(18.9)%	(36,425)	(35.8)%
State income taxes	593	0.6%	(139)	(0.1)%
Federal benefit of state tax deduction	(124)	(0.1)%	49	—%
Other	124	0.1%	(123)	(0.1)%
Effective tax rate	$2,856	2.7%	$(983)	(1.0)%

21. Commitments and Contingencies

As of March 31, 2018, we had future funding commitments on 50 loans totaling $1.7 billion, of which we expect to fund $1.4 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum debt service coverage ratios or executions of new leases before advances are made to the borrower.

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

The table below presents our results of operations for the three months ended March 31, 2018 by business segment (amounts in thousands):

			Investing			Investing
	Lending	Property	and Servicing			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$134,972	$—	$2,648	$—	$137,620	$—	$137,620
Interest income from investment securities	14,439	—	34,399	—	48,838	(33,569)	15,269
Servicing fees	165	—	33,434	—	33,599	(7,532)	26,067
Rental income	—	66,710	14,400	—	81,110	—	81,110
Other revenues	194	101	228	52	575	(54)	521
Total revenues	149,770	66,811	85,109	52	301,742	(41,155)	260,587
Costs and expenses:
Management fees	480	—	18	30,051	30,549	93	30,642
Interest expense	32,021	16,534	5,095	33,803	87,453	(270)	87,183
General and administrative	6,695	1,859	21,020	2,482	32,056	86	32,142
Acquisition and investment pursuit costs	220	6	151	—	377	—	377
Costs of rental operations	—	23,488	6,205	—	29,693	—	29,693
Depreciation and amortization	17	26,469	5,258	—	31,744	—	31,744
Loan loss allowance, net	1,538	—	—	—	1,538	—	1,538
Other expense	77	—	27	—	104	—	104
Total costs and expenses	41,048	68,356	37,774	66,336	213,514	(91)	213,423
Income (loss) before other income (loss), income taxes and non-controlling interests	108,722	(1,545)	47,335	(66,284)	88,228	(41,064)	47,164
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	52,653	52,653
Change in fair value of servicing rights	—	—	(9,168)	—	(9,168)	3,354	(5,814)
Change in fair value of investment securities, net	(704)	—	13,979	—	13,275	(13,424)	(149)
Change in fair value of mortgage loans held-for-sale, net	(1,692)	—	9,492	—	7,800	—	7,800
Earnings (loss) from unconsolidated entities	1,444	(3,515)	1,596	—	(475)	(987)	(1,462)
Gain on sale of investments and other assets, net	279	3,942	6,439	—	10,660	—	10,660
(Loss) gain on derivative financial instruments, net	(10,818)	1,919	5,042	(13,002)	(16,859)	—	(16,859)
Foreign currency gain (loss), net	13,550	2	(3)	—	13,549	—	13,549
Other income, net	43	17	48	—	108	—	108
Total other income (loss)	2,102	2,365	27,425	(13,002)	18,890	41,596	60,486
Income (loss) before income taxes	110,824	820	74,760	(79,286)	107,118	532	107,650
Income tax provision	(947)	(1,261)	(648)	—	(2,856)	—	(2,856)
Net income (loss)	109,877	(441)	74,112	(79,286)	104,262	532	104,794
Net income attributable to non-controlling interests	(361)	(2,453)	(1,516)	—	(4,330)	(532)	(4,862)
Net income (loss) attributable to Starwood Property Trust, Inc.	$109,516	$(2,894)	$72,596	$(79,286)	$99,932	$—	$99,932

The table below presents our results of operations for the three months ended March 31, 2017 by business segment (amounts in thousands):

			Investing			Investing
	Lending	Property	and Servicing			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$109,046	$—	$2,837	$—	$111,883	$—	$111,883
Interest income from investment securities	12,719	—	34,836	—	47,555	(32,331)	15,224
Servicing fees	210	—	30,081	—	30,291	(16,189)	14,102
Rental income	—	44,853	12,189	—	57,042	—	57,042
Other revenues	79	45	464	—	588	(119)	469
Total revenues	122,054	44,898	80,407	—	247,359	(48,639)	198,720
Costs and expenses:
Management fees	454	—	18	23,862	24,334	50	24,384
Interest expense	19,957	10,207	4,358	31,607	66,129	(269)	65,860
General and administrative	4,211	1,381	22,580	2,170	30,342	87	30,429
Acquisition and investment pursuit costs	515	172	(16)	—	671	—	671
Costs of rental operations	—	15,391	5,487	—	20,878	—	20,878
Depreciation and amortization	17	17,157	5,054	—	22,228	—	22,228
Loan loss allowance, net	(305)	—	—	—	(305)	—	(305)
Other expense	—	—	758	—	758	—	758
Total costs and expenses	24,849	44,308	38,239	57,639	165,035	(132)	164,903
Income (loss) before other income (loss), income taxes and non-controlling interests	97,205	590	42,168	(57,639)	82,324	(48,507)	33,817
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	69,170	69,170
Change in fair value of servicing rights	—	—	(9,637)	—	(9,637)	1,204	(8,433)
Change in fair value of investment securities, net	172	—	19,045	—	19,217	(20,388)	(1,171)
Change in fair value of mortgage loans held-for-sale, net	—	—	10,593	—	10,593	—	10,593
Earnings from unconsolidated entities	470	2,461	1,017	—	3,948	(961)	2,987
Loss on sale of investments and other assets, net	(56)	—	—	—	(56)	—	(56)
(Loss) gain on derivative financial instruments, net	(4,535)	(511)	697	—	(4,349)	—	(4,349)
Foreign currency gain, net	4,863	—	1	—	4,864	—	4,864
Loss on extinguishment of debt	—	—	—	(5,916)	(5,916)	—	(5,916)
Other income, net	—	—	365	—	365	—	365
Total other income (loss)	914	1,950	22,081	(5,916)	19,029	49,025	68,054
Income (loss) before income taxes	98,119	2,540	64,249	(63,555)	101,353	518	101,871
Income tax (provision) benefit	(215)	—	1,198	—	983	—	983
Net income (loss)	97,904	2,540	65,447	(63,555)	102,336	518	102,854
Net (income) loss attributable to non-controlling interests	(354)	—	376	—	22	(518)	(496)
Net income (loss) attributable to Starwood Property Trust, Inc.	$97,550	$2,540	$65,823	$(63,555)	$102,358	$—	$102,358

The table below presents our condensed consolidated balance sheet as of March 31, 2018 by business segment (amounts in thousands):

			Investing			Investing
	Lending	Property	and Servicing			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$30,048	$14,738	$55,167	$179,987	$279,940	$6,215	$286,155
Restricted cash	52,855	15,343	8,478	16,590	93,266	—	93,266
Loans held-for-investment, net	6,179,100	—	3,686	—	6,182,786	—	6,182,786
Loans held-for-sale	662,971	—	60,762	—	723,733	—	723,733
Loans transferred as secured borrowings	74,463	—	—	—	74,463	—	74,463
Investment securities	490,494	—	1,045,217	—	1,535,711	(1,021,248)	514,463
Properties, net	—	2,699,492	289,372	—	2,988,864	—	2,988,864
Intangible assets	—	118,522	85,999	—	204,521	(24,892)	179,629
Investment in unconsolidated entities	29,537	107,189	45,361	—	182,087	(21,975)	160,112
Goodwill	—	—	140,437	—	140,437	—	140,437
Derivative assets	4,240	36,056	771	—	41,067	—	41,067
Accrued interest receivable	39,002	163	258	1,830	41,253	—	41,253
Other assets	328,622	88,708	50,830	2,083	470,243	(2,923)	467,320
VIE assets, at fair value	—	—	—	—	—	49,233,307	49,233,307
Total Assets	$7,891,332	$3,080,211	$1,786,338	$200,490	$12,958,371	$48,168,484	$61,126,855
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$18,332	$68,115	$48,925	$20,894	$156,266	$1,297	$157,563
Related-party payable	20	—	28	31,733	31,781	—	31,781
Dividends payable	—	—	—	126,244	126,244	—	126,244
Derivative liabilities	19,576	20,630	330	17,064	57,600	—	57,600
Secured financing agreements, net	2,936,419	1,936,367	408,104	297,124	5,578,014	(23,700)	5,554,314
Unsecured senior notes, net	—	—	—	2,252,631	2,252,631	—	2,252,631
Secured borrowings on transferred loans, net	74,275	—	—	—	74,275	—	74,275
VIE liabilities, at fair value	—	—	—	—	—	48,167,760	48,167,760
Total Liabilities	3,048,622	2,025,112	457,387	2,745,690	8,276,811	48,145,357	56,422,168
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	2,671	2,671	—	2,671
Additional paid-in capital	2,054,473	850,185	562,815	1,260,710	4,728,183	—	4,728,183
Treasury stock	—	—	—	(104,194)	(104,194)	—	(104,194)
Accumulated other comprehensive income (loss)	59,082	16,259	(31)	—	75,310	—	75,310
Retained earnings (accumulated deficit)	2,718,567	(17,229)	759,611	(3,704,387)	(243,438)	—	(243,438)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,832,122	849,215	1,322,395	(2,545,200)	4,458,532	—	4,458,532
Non-controlling interests in consolidated subsidiaries	10,588	205,884	6,556	—	223,028	23,127	246,155
Total Equity	4,842,710	1,055,099	1,328,951	(2,545,200)	4,681,560	23,127	4,704,687
Total Liabilities and Equity	$7,891,332	$3,080,211	$1,786,338	$200,490	$12,958,371	$48,168,484	$61,126,855

The table below presents our condensed consolidated balance sheet as of December 31, 2017 by business segment (amounts in thousands):

			Investing			Investing
	Lending	Property	and Servicing			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$14,580	$10,388	$39,446	$299,308	$363,722	$5,726	$369,448
Restricted cash	21,555	12,491	10,289	4,490	48,825	—	48,825
Loans held-for-investment, net	6,558,699	—	3,796	—	6,562,495	—	6,562,495
Loans held-for-sale	613,287	—	132,456	—	745,743	—	745,743
Loans transferred as secured borrowings	74,403	—	—	—	74,403	—	74,403
Investment securities	694,012	—	1,024,143	—	1,718,155	(999,952)	718,203
Properties, net	—	2,364,806	282,675	—	2,647,481	—	2,647,481
Intangible assets	—	116,081	95,257	—	211,338	(28,246)	183,092
Investment in unconsolidated entities	45,028	110,704	50,759	—	206,491	(20,988)	185,503
Goodwill	—	—	140,437	—	140,437	—	140,437
Derivative assets	6,487	26,775	636	—	33,898	—	33,898
Accrued interest receivable	46,650	68	243	786	47,747	—	47,747
Other assets	5,648	71,929	59,676	3,755	141,008	(2,868)	138,140
VIE assets, at fair value	—	—	—	—	—	51,045,874	51,045,874
Total Assets	$8,080,349	$2,713,242	$1,839,813	$308,339	$12,941,743	$49,999,546	$62,941,289
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$23,054	$62,890	$74,426	$23,536	$183,906	$1,211	$185,117
Related-party payable	20	—	31	42,318	42,369	—	42,369
Dividends payable	—	—	—	125,916	125,916	—	125,916
Derivative liabilities	20,386	13,063	85	2,666	36,200	—	36,200
Secured financing agreements, net	3,466,487	1,621,885	411,526	296,858	5,796,756	(23,700)	5,773,056
Unsecured senior notes, net	—	—	—	2,125,235	2,125,235	—	2,125,235
Secured borrowings on transferred loans	74,185	—	—	—	74,185	—	74,185
VIE liabilities, at fair value	—	—	—	—	—	50,000,010	50,000,010
Total Liabilities	3,584,132	1,697,838	486,068	2,616,529	8,384,567	49,977,521	58,362,088
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	2,660	2,660	—	2,660
Additional paid-in capital	1,818,559	957,329	659,062	1,280,296	4,715,246	—	4,715,246
Treasury stock	—	—	—	(92,104)	(92,104)	—	(92,104)
Accumulated other comprehensive income (loss)	57,914	12,076	(66)	—	69,924	—	69,924
Retained earnings (accumulated deficit)	2,609,050	(14,335)	687,015	(3,499,042)	(217,312)	—	(217,312)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,485,523	955,070	1,346,011	(2,308,190)	4,478,414	—	4,478,414
Non-controlling interests in consolidated subsidiaries	10,694	60,334	7,734	—	78,762	22,025	100,787
Total Equity	4,496,217	1,015,404	1,353,745	(2,308,190)	4,557,176	22,025	4,579,201
Total Liabilities and Equity	$8,080,349	$2,713,242	$1,839,813	$308,339	$12,941,743	$49,999,546	$62,941,289

23. Subsequent Events

Our significant events subsequent to March 31, 2018 were as follows:

Manager Equity Plan

On April 4, 2018, we granted 775,000 RSUs to our Manager under the 2017 Manager Equity Plan at a grant date fair value of $16.3 million. The award was granted based on the market price of the Company’s common stock on the grant date and vests over a three-year period.

Dividend Declaration

On May 4, 2018, our board of directors declared a dividend of $0.48 per share for the second quarter of 2018, which is payable on July 13, 2018 to common stockholders of record as of June 29, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the information included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements.  See “Special Note Regarding Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q.

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

We have three reportable business segments as of March 31, 2018:

•

Real estate lending (the “Lending Segment”)—engages primarily in originating, acquiring, financing and managing commercial first mortgages, subordinated mortgages, mezzanine loans, preferred equity, CMBS, RMBS, certain residential mortgage loans, and other real estate and real estate-related debt investments in both the U.S. and Europe.

•

Real estate property (the “Property Segment”)—engages primarily in acquiring and managing equity interests in stabilized commercial real estate properties, including multifamily properties, that are held for investment.

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

Developments During the First Quarter of 2018

Woodstar II Portfolio Acquisition

During the three months ended March 31, 2018, we acquired 18 of the 27 affordable housing communities comprising our “Woodstar II Portfolio.”  The 18 affordable housing communities acquired during the three months ended March 31, 2018 comprise 4,057 units and were acquired for $404.7 million, including contingent consideration of $26.7 million (the “Q1 2018 Closing”). Government sponsored mortgage debt of $7.3 million with weighted average fixed annual interest rates of 2.88% and remaining weighted average terms of 17.7 years was assumed at closing.  We financed the Q1 2018 Closing utilizing new 10-year mortgage debt totaling $300.9 million with weighted average fixed annual interest rates of 3.82%. The Woodstar II Portfolio is comprised of 6,109 units concentrated primarily in Central and South Florida and is 99% occupied.

Other Developments

•	The Lending Segment originated or acquired $1.2 billion of commercial loans during the quarter, including the following:

o	$214.0 million first mortgage and mezzanine loan for the acquisition of a 1.2 million square foot Class A office tower located in Houston, Texas, of which the Company funded $117.0 million.

o	$170.3 million first mortgage loan for the development of a 53-story residential tower located in Brooklyn, New York, which was unfunded as of March 31, 2018.

o

$140.3 million first mortgage and mezzanine loan for the acquisition and conversion of a 16-story property located in Alexandria, Virginia. The Company subsequently sold the $106.2 million first mortgage loan and the mezzanine loan was unfunded as of March 31, 2018.

o	$130.4 million first mortgage loan for the refinancing of a 380.9 thousand square foot office building located in Arlington, Virginia, of which the Company funded $113.3 million.

o	$130.0 million first mortgage for four U.S. power plants, that each have long-term power purchase agreements with investment grade counterparties, which the Company has fully funded.

•	Funded $169.1 million of previously originated loan commitments.

•	Received gross proceeds of $1.5 billion (net proceeds of $0.9 billion) from maturities, sales and principal repayments on loans held-for-investment and single-borrower CMBS.

•	Originated or acquired conduit loans of $185.5 million and received proceeds of $266.6 million from sales.

•	Named special servicer on three new issue CMBS deals with a total unpaid principal balance of $2.0 billion; in the case of one of these CMBS deals, we retained the related B-piece.

•	Acquired commercial real estate from CMBS trusts for a gross purchase price of $28.0 million.

•	Sold commercial real estate for total gross proceeds of $52.3 million and recognized net gains of $9.0 million.

•	Issued $500.0 million of 3.625% Senior Notes due 2021 (the “2021 February Notes”).

•	Repurchased 573,255 shares of common stock for a total cost of $12.1 million.

Subsequent Events

Refer to Note 23 to the Condensed Consolidated Financial Statements for disclosure regarding significant transactions that occurred subsequent to March 31, 2018.

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

The following table compares our summarized results of operations for the three months ended March 31, 2018 and 2017 by business segment (amounts in thousands):

	For the Three Months Ended
	March 31,
	2018	2017	$ Change
Revenues:
Lending Segment	$149,770	$122,054	$27,716
Property Segment	66,811	44,898	21,913
Investing and Servicing Segment	85,109	80,407	4,702
Corporate	52	—	52
Investing and Servicing VIEs	(41,155)	(48,639)	7,484
	260,587	198,720	61,867
Costs and expenses:
Lending Segment	41,048	24,849	16,199
Property Segment	68,356	44,308	24,048
Investing and Servicing Segment	37,774	38,239	(465)
Corporate	66,336	57,639	8,697
Investing and Servicing VIEs	(91)	(132)	41
	213,423	164,903	48,520
Other income (loss):
Lending Segment	2,102	914	1,188
Property Segment	2,365	1,950	415
Investing and Servicing Segment	27,425	22,081	5,344
Corporate	(13,002)	(5,916)	(7,086)
Investing and Servicing VIEs	41,596	49,025	(7,429)
	60,486	68,054	(7,568)
Income (loss) before income taxes:
Lending Segment	110,824	98,119	12,705
Property Segment	820	2,540	(1,720)
Investing and Servicing Segment	74,760	64,249	10,511
Corporate	(79,286)	(63,555)	(15,731)
Investing and Servicing VIEs	532	518	14
	107,650	101,871	5,779
Income tax (provision) benefit	(2,856)	983	(3,839)
Net income attributable to non-controlling interests	(4,862)	(496)	(4,366)
Net income attributable to Starwood Property Trust, Inc.	$99,932	$102,358	$(2,426)

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Lending Segment

Revenues

For the three months ended March 31, 2018, revenues of our Lending Segment increased $27.7 million to $149.8 million, compared to $122.1 million for the three months ended March 31, 2017. This increase was primarily due to (i) a $25.9 million increase in interest income from loans principally due to increased LIBOR rates, higher average loan balances primarily due to the acquisition of residential loans held-for-sale and higher levels of prepayment related income, partially offset by the compression of interest rate spreads in credit markets and (ii) a $1.7 million increase in interest income from investment securities due to prepayment related income.

Costs and Expenses

For the three months ended March 31, 2018, costs and expenses of our Lending Segment increased $16.2 million to $41.0 million, compared to $24.8 million for the three months ended March 31, 2017. This increase was primarily due to a $12.1 million increase in interest expense associated with the various secured financing facilities used to fund a portion of our investment portfolio, a $2.5 million increase in general and administrative expenses and a $1.8 million increase in our loan loss allowance.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	March 31,
	2018	2017	Change
Interest income from loans	$134,972	$109,046	$25,926
Interest income from investment securities	14,439	12,719	1,720
Interest expense	(32,021)	(19,957)	(12,064)
Net interest income	$117,390	$101,808	$15,582

For the three months ended March 31, 2018, net interest income of our Lending Segment increased $15.6 million to $117.4 million, compared to $101.8 million for the three months ended March 31, 2017.  This increase reflects the net increase in interest income explained in the Revenues discussion above, partially offset by the increase in interest expense on our secured financing facilities.

During the three months ended March 31, 2018 and 2017, the weighted average unlevered yields on the Lending Segment’s loans and investment securities were 7.4% and 7.1%, respectively. The increase in the weighted average unlevered yield is primarily due to increases in LIBOR and higher levels of prepayment related income, partially offset by the compression of interest rate spreads in credit markets.

During the three months ended March 31, 2018 and 2017, the Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 4.1% and 3.6%, respectively, and 4.0% and 3.5%, respectively, excluding the impact of bridge financing. The increases in borrowing rates primarily reflect increases in LIBOR, partially offset by the compression of interest rate spreads in credit markets.

Other Income

For the three months ended March 31, 2018, other income of our Lending Segment increased $1.2 million to $2.1 million, compared to $0.9 million for the three months ended March 31, 2017.  The increase was primarily due to an $8.7 million increase in foreign currency gain, partially offset by a $6.3 million increased loss from derivatives.  The increased loss from derivatives reflects a $10.6 million increased loss on foreign currency hedges partially offset by a $4.3 million increased gain on interest rate swaps.  The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and CMBS investments.  The increased loss on the foreign currency hedges and the increased foreign currency gain reflect the overall weakening of the U.S. dollar against the pound sterling (“GBP”) in the first quarter of 2018 versus a lesser weakening of the U.S. dollar in the first quarter of 2017.  The interest rate swaps are used primarily to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments.

Property Segment

Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
		Costs and	Gain (loss) on derivative		Income (loss) before
	Revenues	expenses	financial instruments	Other income (loss)	income taxes
Master Lease Portfolio	$12,095	$8,339	$—	$3,941	$7,697
Medical Office Portfolio	379	1,298	9,329	—	8,410
Ireland Portfolio	1,579	1,447	(6,899)	2	(6,765)
Woodstar I Portfolio	377	1,412	—	—	(1,035)
Woodstar II Portfolio	7,483	10,909	—	18	(3,408)
Investment in unconsolidated entities	—	—	—	(5,976)	(5,976)
Other/Corporate	—	643	—	—	(643)
Total	$21,913	$24,048	$2,430	$(2,015)	$(1,720)

See Note 6 to the Condensed Consolidated Financial Statements for a description of the above-referenced Property Segment portfolios.

Revenues

For the three months ended March 31, 2018, revenues of our Property Segment increased $21.9 million to $66.8 million, compared to $44.9 million for the three months ended March 31, 2017.  The increase in revenues in the first quarter of 2018 was primarily due to the inclusion of rental income from the Master Lease Portfolio, which was acquired on September 25, 2017, and the Woodstar II Portfolio, which was acquired over a period between December 2017 and March 2018.

Costs and Expenses

For the three months ended March 31, 2018, costs and expenses of our Property Segment increased $24.0 million to $68.3 million, compared to $44.3 million for the three months ended March 31, 2017. The increase in costs and expenses reflects increases of $9.3 million in depreciation and amortization, $8.1 million in other rental related costs and $6.3 million in interest expense, all primarily due to the inclusion of the Master Lease Portfolio and Woodstar II Portfolio, both of which were acquired after March 31, 2017.

Other Income

For the three months ended March 31, 2018, other income of our Property Segment increased $0.4 million to $2.4 million, compared to $2.0 million for the three months ended March 31, 2017. The increase in other income was primarily due to (i) a $3.9 million net gain on sale of two properties in the Master Lease Portfolio and (ii) a $2.4 million favorable change in gain (loss) on derivatives, both partially offset by (iii) a $6.0 million unfavorable change in earnings (loss) from unconsolidated entities principally due to unfavorable decreases in fair value of the properties in the Retail Fund, which is an investment company that measures its assets at fair value.  The $2.4 million favorable change in gain (loss) on derivatives reflects a $9.3 million increased gain on interest rate swaps which primarily hedge the variable interest rate risk on borrowings secured by our Medical Office Portfolio, partially offset by a $6.9 million increased loss on foreign exchange contracts which economically hedge our Euro currency exposure with respect to the Ireland Portfolio.

Investing and Servicing Segment and VIEs

Revenues

For the three months ended March 31, 2018, revenues of our Investing and Servicing Segment increased $12.2 million to $44.0 million after consolidated VIE eliminations of $41.2 million, compared to $31.8 million after consolidated VIE eliminations of $48.6 million for the three months ended March 31, 2017. The VIE eliminations are merely a function of the number of CMBS trusts consolidated in any given period, and as such, are not a meaningful indicator of the operating results for this segment.  The increase in revenues in the first quarter of 2018 was primarily due to increases of $12.0 million in servicing fees and $2.2 million in rental income on our REIS Equity Portfolio (see Note 3 to the Condensed Consolidated Financial Statements), partially offset by a $1.7 million decrease in interest income from CMBS investments.  The $12.0 million increase in servicing fees is primarily due to higher default interest collections and loan modification fees.  The $1.7 million decrease in CMBS interest income reflects a $1.3 million increase in VIE eliminations related to the CMBS trusts we consolidate.  Excluding the effect of these eliminations, CMBS interest income decreased by $0.4 million.

Costs and Expenses

For the three months ended March 31, 2018, costs and expenses of our Investing and Servicing Segment decreased $0.4 million to $37.7 million, compared to $38.1 million for the three months ended March 31, 2017, inclusive of VIE eliminations which were nominal for both periods. The decrease in costs and expenses was primarily due to a decrease in general and administrative expenses, partially offset by increases in interest expense and costs of rental operations associated with our REIS Equity Portfolio.

Other Income

For the three months ended March 31, 2018, other income of our Investing and Servicing Segment decreased $2.1 million to $69.0 million including additive net VIE eliminations of $41.6 million, from $71.1 million including additive net VIE eliminations of $49.0 million for the three months ended March 31, 2017.  The decrease in other income was primarily due to (i) a $16.5 million decrease in the change in value of net assets related to consolidated VIEs, partially offset by (ii) a $6.4 million gain on sale of three operating properties, (iii) a $4.3 million increased gain on derivatives which principally hedge our interest rate risk on conduit loans and (iv) a $2.6 million lesser decrease in fair value of servicing rights primarily reflecting the effect of VIE eliminations on the expected amortization of this deteriorating asset net of increases in fair value due to the attainment of new servicing contracts.  The change in net assets related to consolidated VIEs reflects amounts associated with the Investing and Servicing Segment’s variable interests in CMBS trusts it consolidates, including special servicing fees, interest income, and changes in fair value of CMBS and servicing rights. As noted above, this number is merely a function of the number of CMBS trusts consolidated in any given period, and as such, is not a meaningful indicator of the operating results for this segment. Before VIE eliminations, there was an increase in fair value of CMBS securities of $14.0 million and $19.0 million in the three months ended March 31, 2018 and 2017, respectively.

Income Tax (Provision) Benefit

Historically, our consolidated income tax provision principally relates to the taxable nature of the Investing and Servicing Segment’s loan servicing and loan conduit businesses which are housed in TRSs. For the three months ended March 31, 2018, we had a tax provision of $2.9 million compared to a tax benefit of $1.0 million in the three months ended March 31, 2017. The change primarily reflects an increase in the taxable income of our TRSs, including gains on sales of certain operating properties.

Corporate

Costs and Expenses

For the three months ended March 31, 2018, corporate expenses increased $8.7 million to $66.3 million, compared to $57.6 million for the three months ended March 31, 2017. The increase was primarily due to (i) a $6.2 million increase in management fees and (ii) a $2.2 million increase in interest expense principally on the increased borrowings under our unsecured senior notes.

Other Loss

For the three months ended March 31, 2018, corporate other loss increased $7.1 million to $13.0 million, compared to $5.9 million for the three months ended March 31, 2017.  The increase in corporate other loss was primarily due to a $13.0 million loss on interest rate swaps used to hedge a portion of our unsecured senior notes used to repay variable-rate secured financing, partially offset by the non-recurrence of a $5.9 million loss on extinguishment of debt in the three months ended March 31, 2017.

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

(v)	any unrealized gains, losses or other non-cash items recorded in net income for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income; and

(vi)	any deductions for distributions payable with respect to equity securities of subsidiaries issued in exchange for properties or interests therein.

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

The weighted average diluted share count applied to Core Earnings for purposes of determining Core Earnings per share (“EPS”) is computed using the GAAP diluted share count, adjusted for the following:

(i)

Unvested stock awards – Currently, unvested stock awards are excluded from the denominator of GAAP EPS.  The related compensation expense is also excluded from Core Earnings.  In order to effectuate dilution from these awards in the Core Earnings computation, we adjust the GAAP diluted share count to include these shares.

(ii)

Conversion spread value – Conversion of our convertible notes is an event that is contingent upon numerous factors, none of which are in our control, and is an event that may or may not occur.  As a result, the portion of our convertible notes that will be “in-the-money” at settlement is unknown.  Consistent with the treatment of other unrealized adjustments to Core Earnings, we adjust the GAAP diluted share count to exclude the conversion spread value until a conversion occurs.

(iii)

Subsidiary equity – The intent of the February 2018 amendment to our management agreement (the “Amendment”) is to treat subsidiary equity in the same manner as if parent equity had been issued.  The Class A Units issued in connection with the acquisition of assets in our Woodstar II Portfolio are currently excluded from our GAAP diluted share count, with the subsidiary equity represented as non-controlling interests in consolidated subsidiaries on our GAAP balance sheet.  Consistent with the Amendment, we adjust GAAP diluted share count to include these subsidiary units.

The following table presents our diluted weighted average shares used in our GAAP EPS calculation reconciled to our diluted weighted average shares used in our Core EPS calculation (amounts in thousands):

	For the Three Months Ended
	March 31,
	2018	2017
Diluted weighted average shares - GAAP	262,124	262,441
Add: Unvested stock awards	1,634	913
Add: Woodstar II Class A Units	5,143	—
Less: Conversion spread value	(1,209)	(3,220)
Diluted weighted average shares - Core	267,692	260,134

The definition of Core Earnings allows management to make adjustments, subject to the approval of a majority of our independent directors, in situations where such adjustments are considered appropriate in order for Core Earnings to be calculated in a manner consistent with its definition and objective. No adjustments to the definition of Core Earnings became effective during the three months ended March 31, 2018.  However, as a reminder, in 2015, we adjusted the calculation of Core Earnings related to the equity component of our convertible notes. For GAAP purposes, we amortize the equity component of these instruments through interest expense. For Core Earnings, the amount is not considered realized until the earlier of (a) the entire issuance of the notes has been extinguished; or (b) the equity portion has been fully amortized via repurchases of the notes. During the three months ended March 31, 2018, the 2018 Notes matured and were fully repaid in cash.  As a result, we reflected $10.0 million as a positive adjustment to Core Earnings, representing the $28.1 million equity balance recognized upon issuance of the 2018 Notes, net of $18.1 million in adjustments related to cumulative repurchases through the maturity date.

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

The following table presents our summarized results of operations and reconciliation to Core Earnings for the three months ended March 31, 2018, by business segment (amounts in thousands, except per share data):

			Investing
	Lending	Property	and Servicing
	Segment	Segment	Segment	Corporate	Total
Revenues	$149,770	$66,811	$85,109	$52	$301,742
Costs and expenses	(41,048)	(68,356)	(37,774)	(66,336)	(213,514)
Other income (loss)	2,102	2,365	27,425	(13,002)	18,890
Income (loss) before income taxes	110,824	820	74,760	(79,286)	107,118
Income tax provision	(947)	(1,261)	(648)	—	(2,856)
Income attributable to non-controlling interests	(361)	(2,453)	(1,516)	—	(4,330)
Net income (loss) attributable to Starwood Property Trust, Inc.	109,516	(2,894)	72,596	(79,286)	99,932
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	2,453	—	—	2,453
Non-cash equity compensation expense	563	43	975	3,199	4,780
Management incentive fee	—	—	—	9,634	9,634
Acquisition and investment pursuit costs	119	(93)	(29)	—	(3)
Depreciation and amortization	17	26,805	4,912	—	31,734
Loan loss allowance, net	1,538	—	—	—	1,538
Interest income adjustment for securities	(197)	—	(1,062)	—	(1,259)
Extinguishment of debt, net	—	—	—	9,755	9,755
Other non-cash items	—	(562)	124	881	443
Reversal of unrealized (gains) / losses on:
Loans held-for-sale	1,692	—	(9,492)	—	(7,800)
Securities	704	—	(13,979)	—	(13,275)
Derivatives	10,529	(1,436)	(5,422)	14,398	18,069
Foreign currency	(13,550)	(2)	3	—	(13,549)
Earnings from unconsolidated entities	(1,444)	3,515	(1,596)	—	475
Purchases and sales of properties	—	—	—	—	—
Recognition of realized gains / (losses) on:
Loans held-for-sale	(875)	—	9,643	—	8,768
Securities	—	—	(4,114)	—	(4,114)
Derivatives	(5,725)	(479)	5,531	—	(673)
Foreign currency	8,051	2	(41)	—	8,012
Earnings from unconsolidated entities	1,847	—	1,044	—	2,891
Purchases and sales of properties	—	(210)	(1,765)	—	(1,975)
Core Earnings (Loss)	$112,785	$27,142	$57,328	$(41,419)	$155,836
Core Earnings (Loss) per Weighted Average Diluted Share	$0.42	$0.10	$0.21	$(0.15)	$0.58

The following table presents our summarized results of operations and reconciliation to Core Earnings for the three months ended March 31, 2017, by business segment (amounts in thousands, except per share data):

			Investing
	Lending	Property	and Servicing
	Segment	Segment	Segment	Corporate	Total
Revenues	$122,054	$44,898	$80,407	$—	$247,359
Costs and expenses	(24,849)	(44,308)	(38,239)	(57,639)	(165,035)
Other income (loss)	914	1,950	22,081	(5,916)	19,029
Income (loss) before income taxes	98,119	2,540	64,249	(63,555)	101,353
Income tax (provision) benefit	(215)	—	1,198	—	983
(Income) loss attributable to non-controlling interests	(354)	—	376	—	22
Net income (loss) attributable to Starwood Property Trust, Inc.	97,550	2,540	65,823	(63,555)	102,358
Add / (Deduct):
Non-cash equity compensation expense	749	21	629	1,752	3,151
Management incentive fee	—	—	—	5,470	5,470
Acquisition and investment pursuit costs	—	60	5	—	65
Depreciation and amortization	17	17,371	4,474	—	21,862
Loan loss allowance, net	(305)	—	—	—	(305)
Interest income adjustment for securities	(248)	—	2,069	—	1,821
Extinguishment of debt, net	—	—	—	5,916	5,916
Other non-cash items	—	(580)	773	—	193
Reversal of unrealized (gains) / losses on:
Loans held-for-sale	—	—	(10,593)	—	(10,593)
Securities	(172)	—	(19,045)	—	(19,217)
Derivatives	4,021	(10)	(1,111)	—	2,900
Foreign currency	(4,863)	—	(1)	—	(4,864)
Earnings from unconsolidated entities	(470)	(2,461)	(1,017)	—	(3,948)
Recognition of realized gains / (losses) on:
Loans held-for-sale	—	—	10,732	—	10,732
Securities	—	—	10,593	—	10,593
Derivatives	14,923	158	2,318	—	17,399
Foreign currency	(13,581)	—	(830)	—	(14,411)
Earnings from unconsolidated entities	450	1,772	466	—	2,688
Core Earnings (Loss)	$98,071	$18,871	$65,285	$(50,417)	$131,810
Core Earnings (Loss) per Weighted Average Diluted Share	$0.38	$0.07	$0.25	$(0.19)	$0.51

Lending Segment

The Lending Segment’s Core Earnings increased by $14.7 million, from $98.1 million during the first quarter of 2017 to $112.8 million in the first quarter of 2018. After making adjustments for the calculation of Core Earnings, revenues were $149.6 million, costs and expenses were $38.8 million and other income was $3.3 million.

Core revenues, consisting principally of interest income on loans, increased by $27.8 million in the first quarter of 2018, primarily due to (i) a $25.9 million increase in interest income from loans principally due to increased LIBOR rates, higher average loan balances and higher levels of prepayment related income, partially offset by the compression of interest rate spreads in credit markets, and (ii) a $1.7 million increase in interest income from investment securities due to prepayment related income.

Core costs and expenses increased by $14.4 million in the first quarter of 2018, primarily due to a $12.1 million increase in interest expense associated with the various secured financing facilities used to fund a portion of our investment portfolio and a $2.7 million increase in general and administrative expenses.

Core other income increased by $2.1 million, primarily due to increased earnings from unconsolidated entities and favorable change in foreign currency gain (loss), partially offset by an unfavorable change in gain (loss) on foreign currency derivatives.

Property Segment

Core Earnings by Portfolio (amounts in thousands)

	For the Three Months Ended
	March 31,
	2018	2017	Change
Master Lease Portfolio	$9,578	$—	$9,578
Medical Office Portfolio	6,205	6,771	(566)
Ireland Portfolio	5,401	5,118	283
Woodstar I Portfolio	5,124	5,882	(758)
Woodstar II Portfolio	2,127	—	2,127
Investment in unconsolidated entities	—	1,772	(1,772)
Other/Corporate	(1,293)	(672)	(621)
Core Earnings	$27,142	$18,871	$8,271

The Property Segment’s Core Earnings increased by $8.2 million, from $18.9 million during the first quarter of 2017 to $27.1 million in the first quarter of 2018. After making adjustments for the calculation of Core Earnings, revenues were $66.6 million, costs and expenses were $42.1 million and other income was $3.9 million.

Core revenues increased by $22.1 million in the first quarter of 2018, primarily due to the inclusion of rental income for the Master Lease Portfolio and Woodstar II Portfolio, both of which were acquired after March 31, 2017.

Core costs and expenses increased by $15.1 million in the first quarter of 2018, primarily due to increases in rental related costs of $8.0 million and interest expense of $6.5 million primarily relating to the new Master Lease Portfolio and Woodstar II Portfolio.

Core other income increased by $2.5 million in the first quarter of 2018, primarily due to a $3.7 million net gain on sale of two properties in the Master Lease Portfolio, partially offset by a $1.8 million decrease in equity in earnings recognized from our investment in the Retail Fund.

Investing and Servicing Segment

The Investing and Servicing Segment’s Core Earnings decreased by $8.0 million, from $65.3 million during the first quarter of 2017 to $57.3 million in the first quarter of 2018.  After making adjustments for the calculation of Core Earnings, revenues were $84.3 million, costs and expenses were $32.0 million, other income was $7.2 million, income tax provision was $0.7 million and the deduction of income attributable to non-controlling interests was $1.5 million.

Core revenues increased by $1.9 million in the first quarter of 2018, primarily due to increases of $3.3 million in servicing fees and $2.6 million in rental income from our REIS Equity Portfolio, partially offset by a $3.6 million decrease in interest income from our CMBS portfolio.

Core costs and expenses decreased by $0.2 million in the first quarter of 2018, primarily due to a decrease in general and administrative expenses, partially offset by increases in interest expense and costs of rental operations associated with our REIS Equity Portfolio.

Core other income decreased by $6.3 million principally due to (i) a $14.7 million decrease in net realized gains from CMBS and (ii) a $1.1 million decrease in realized gains on conduit loans, both partially offset by (iii) realized gains of $4.7 million on the sales of three operating properties and (iv) a $4.0 million favorable change in realized gains (losses) on derivatives and foreign currency.

Income taxes, which principally relate to the operating results of our servicing and conduit businesses which are held in TRSs, increased $1.9 million due to an increase in the taxable income of our TRSs.

Income attributable to non-controlling interests increased $1.9 million primarily due to minority investors’ share of gains from the three operating properties sold during the first quarter of 2018.

Corporate

Core corporate costs and expenses decreased by $9.0 million, from $50.4 million in the first quarter of 2017 to $41.4 million in the first quarter of 2018, primarily due to the $10.0 million positive adjustment to Core Earnings upon the repayment at maturity of the 2018 Notes as described above.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet our cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make new investments where appropriate, pay dividends to our stockholders, and other general business needs. We closely monitor our liquidity position and believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations for at least the next 12 months. Our strategy for managing liquidity and capital resources has not changed since December 31, 2017.  Refer to our Form 10-K for a description of these strategies.

Cash Flows for the three Months Ended March 31, 2018 (amounts in thousands)

		VIE	Excluding Investing
	GAAP	Adjustments	and Servicing VIEs
Net cash provided by operating activities	$92,396	$(489)	$91,907
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(900,937)	—	(900,937)
Proceeds from principal collections and sale of loans	1,015,673	—	1,015,673
Purchase of investment securities	—	(30,225)	(30,225)
Proceeds from sales and collections of investment securities	219,230	22,351	241,581
Proceeds from sale of properties	51,093	—	51,093
Purchases and additions to properties and other assets	(7,056)	(27,737)	(34,793)
Net cash flows from other investments and assets	17,424	—	17,424
Net cash provided by investing activities	395,427	(35,611)	359,816
Cash Flows from Financing Activities:
Proceeds from borrowings	1,515,241	—	1,515,241
Principal repayments on and repurchases of borrowings	(1,629,449)	—	(1,629,449)
Payment of deferred financing costs	(10,506)	—	(10,506)
Proceeds from common stock issuances, net of offering costs	159	—	159
Payment of dividends	(125,730)	—	(125,730)
Contributions from non-controlling interests	310	—	310
Distributions to non-controlling interests	(229,397)	—	(229,397)
Purchase of treasury stock	(12,090)	—	(12,090)
Issuance of debt of consolidated VIEs	7,948	(7,948)	—
Repayment of debt of consolidated VIEs	(57,289)	57,289	—
Distributions of cash from consolidated VIEs	13,730	(13,730)	—
Net cash used in financing activities	(527,073)	35,611	(491,462)
Net decrease in cash, cash equivalents and restricted cash	(39,250)	(489)	(39,739)
Cash, cash equivalents and restricted cash, beginning of period	418,273	(5,726)	412,547
Effect of exchange rate changes on cash	398	—	398
Cash, cash equivalents and restricted cash, end of period	$379,421	$(6,215)	$373,206

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

Cash and cash equivalents decreased by $39.7 million during the three months ended March 31, 2018, reflecting net cash used in financing activities of $491.4 million, partially offset by net cash provided by investing activities of $359.8 million and net cash provided by operating activities of $91.9 million.

Net cash provided by operating activities of $91.9 million for the three months ended March 31, 2018 related primarily to cash interest income of $114.5 million from our loan origination and conduit programs, cash interest income on investment securities of $42.6 million and $21.6 million of proceeds from principal collections and sales, net of originations and purchases of loans held-for-sale. Net rental income provided cash of $54.9 million and servicing fees provided cash of $40.9 million. Offsetting these cash inflows were cash interest expense of $75.7 million, a net change in operating assets and liabilities of $59.4 million, management fees of $27.7 million and general and administrative expenses of $23.0 million.

Net cash provided by investing activities of $359.8 million for the three months ended March 31, 2018 related primarily to the proceeds received from principal collections and sales of loans of $1.0 billion, investment securities of $241.6 million and sale of properties of $51.1 million, partially offset by origination and acquisition of new loans held-for-investment of $900.9 million, the purchase of properties and other assets of $34.8 million and the purchase of investment securities of $30.2 million.

Net cash used in financing activities of $491.4 million for the three months ended March 31, 2018 related primarily to repayments of our secured debt, net of borrowings and deferred loan costs, of $247.8 million, distributions to non-controlling interests of $229.4 million and dividend distributions of $125.7 million, partially offset by net borrowings after repayments of our unsecured debt of $123.1 million. The distributions to non-controlling interests were principally related to the Q1 2018 Closing of the Woodstar II Portfolio acquisition.

Our Investment Portfolio

Lending Segment

The following table sets forth the amount of each category of investments we owned across various property types within our Lending Segment as of March 31, 2018 and December 31, 2017 (dollars in thousands):

						Unlevered
	Face	Carrying	Asset Specific	Net		Return on
	Amount	Value	Financing	Investment	Vintage	Asset
March 31, 2018
First mortgages (1)	$5,455,907	$5,434,484	$2,317,363	$3,117,121	1997-2018	6.9%
Subordinated mortgages	177,402	177,360	—	177,360	1998-2014	11.9%
Mezzanine loans (1)	546,762	547,048	—	547,048	2005-2018	11.4%
Other loans	29,660	26,076	—	26,076	1999-2017	12.5%
Loans held-for-sale, fair value option, residential	642,752	662,971	444,604	218,367	2013-2018	6.0%
Loans transferred as secured borrowings	75,000	74,463	74,275	188	N/A
Loan loss allowance	—	(5,868)	—	(5,868)	N/A
RMBS	355,083	240,853	47,717	193,136	2003-2007	10.2%
HTM securities (2)	236,467	236,319	126,735	109,584	2013-2017	7.0%
Equity security	12,810	13,322	—	13,322	N/A
Investments in unconsolidated entities	N/A	29,537	—	29,537	N/A
	$7,531,843	$7,436,565	$3,010,694	$4,425,871

December 31, 2017
First mortgages (1)	$5,839,827	$5,815,008	$2,636,881	$3,178,127	1989-2017	6.7%
Subordinated mortgages	177,386	177,115	—	177,115	1998-2014	11.8%
Mezzanine loans (1)	545,355	545,299	—	545,299	2005-2017	11.5%
Other loans	29,320	25,607	—	25,607	1999-2017	12.5%
Loans held-for-sale, fair value option, residential	594,105	613,287	444,539	168,748	2013-2017	6.0%
Loans transferred as secured borrowings	75,000	74,403	74,185	218	N/A
Loan loss allowance	—	(4,330)	—	(4,330)	N/A
RMBS	366,711	247,021	117,534	129,487	2003-2007	10.0%
HTM securities (2)	437,531	433,468	267,533	165,935	2013-2017	5.8%
Equity security	12,350	13,523	—	13,523	N/A
Investments in unconsolidated entities	N/A	45,028	—	45,028	N/A
	$8,077,585	$7,985,429	$3,540,672	$4,444,757

(1)

First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.  The application of this methodology resulted in mezzanine loans with carrying values of $689.0 million and $851.1 million being classified as first mortgages as of March 31, 2018 and December 31, 2017, respectively.

(2)	CMBS held-to-maturity (“HTM”) and mandatorily redeemable preferred equity interests in commercial real estate entities.

As of March 31, 2018 and December 31, 2017, our Lending Segment’s investment portfolio, excluding loans held-for-sale, RMBS and other investments, had the following characteristics based on carrying values:

Collateral Property Type	March 31, 2018	December 31, 2017
Office	36.0%	33.7%
Hotel	20.9%	16.8%
Mixed Use	10.3%	18.4%
Multifamily	9.6%	9.4%
Residential	8.6%	7.1%
Retail	5.1%	7.8%
Parking	2.5%	2.2%
Industrial	2.5%	2.3%
Other	4.5%	2.3%
	100.0%	100.0%

Geographic Location	March 31, 2018	December 31, 2017
North East	27.7%	31.5%
West	21.7%	21.6%
South West	16.4%	12.1%
South East	9.8%	12.6%
International	9.5%	12.4%
Mid Atlantic	8.9%	4.7%
Midwest	6.0%	5.1%
	100.0%	100.0%

Property Segment

The following table sets forth the amount of each category of investments, which are comprised of properties, intangible lease assets and liabilities and our equity investment in four regional shopping malls (the “Retail Fund”) held within our Property Segment as of March 31, 2018 and December 31, 2017 (amounts in thousands):

	March 31, 2018	December 31, 2017
Properties, net	$2,699,492	$2,364,806
Lease intangibles, net	114,405	111,631
Investment in unconsolidated entities	107,189	110,704
	$2,921,086	$2,587,141

The following table sets forth our net investment and other information regarding the Property Segment’s properties and intangible lease assets and liabilities as of March 31, 2018 (dollars in thousands):

		Asset			Weighted Average
	Carrying	Specific	Net	Occupancy	Remaining
	Value	Financing	Investment	Rate	Lease Term
Office—Medical Office Portfolio	$759,955	$489,160	$270,795	92.4%	5.8 years
Office—Ireland Portfolio	538,613	344,145	194,468	100.0%	10.5 years
Multifamily residential—Ireland Portfolio	19,553	12,543	7,010	93.0%	0.3 years
Multifamily residential—Woodstar I Portfolio	618,096	408,677	209,419	98.3%	0.5 years
Multifamily residential—Woodstar II Portfolio	528,277	419,931	108,346	99.7%	0.5 years
Retail—Master Lease Portfolio	392,417	191,830	200,587	100.0%	24.1 years
Industrial—Master Lease Portfolio	128,109	70,081	58,028	100.0%	24.1 years
Subtotal—undepreciated carrying value	2,985,020	1,936,367	1,048,653
Accumulated depreciation and amortization	(171,123)	—	(171,123)
Net carrying value	$2,813,897	$1,936,367	$877,530

As of March 31, 2018 and December 31, 2017, our Property Segment’s investment portfolio had the following geographic characteristics based on carrying values:

Geographic Location	March 31, 2018	December 31, 2017
Ireland	18.0%	20.1%
U.S. Regions:
South East	45.8%	38.4%
Midwest	10.6%	12.2%
South West	8.2%	9.4%
West	8.0%	9.2%
North East	7.7%	8.8%
Mid-Atlantic	1.7%	1.9%
	100.0%	100.0%

Investing and Servicing Segment

The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of March 31, 2018 and December 31, 2017 (amounts in thousands):

				Asset
	Face	Carrying		Specific	Net
	Amount	Value		Financing	Investment
March 31, 2018
CMBS, fair value option	$4,141,882	$1,045,217	(1)	$147,385	$897,832
Intangible assets - servicing rights	N/A	49,837	(2)	—	49,837
Lease intangibles, net	N/A	30,898		—	30,898
Loans held-for-sale, fair value option, commercial	60,850	60,762		36,025	24,737
Loans held-for-investment	3,686	3,686		—	3,686
Investment in unconsolidated entities	N/A	45,361		—	45,361
Properties, net	N/A	289,372		224,694	64,678
	$4,206,418	$1,525,133		$408,104	$1,117,029
December 31, 2017
CMBS, fair value option	$4,131,687	$1,024,143	(1)	$145,456	$878,687
Intangible assets - servicing rights	N/A	59,005	(2)	—	59,005
Lease intangibles, net	N/A	31,000		—	31,000
Loans held-for-sale, fair value option, commercial	132,393	132,456		66,377	66,079
Loans held-for-investment	3,796	3,796		—	3,796
Investment in unconsolidated entities	N/A	50,759		—	50,759
Properties, net	N/A	282,675		199,693	82,982
	$4,267,876	$1,583,834		$411,526	$1,172,308

(1)	Includes $1.0 billion of CMBS reflected in “VIE liabilities” in accordance with ASC 810 as of both March 31, 2018 and December 31, 2017.

(2)	Includes $24.9 million and $28.2 million of servicing rights intangibles reflected in “VIE assets” in accordance with ASC 810 as of March 31, 2018 and December 31, 2017, respectively.

Our REIS Equity Portfolio, as defined in Note 3 to the Condensed Consolidated Financial Statements, had the following characteristics based on carrying values of $299.6 million and $292.8 million as of March 31, 2018 and December 31, 2017, respectively:

Property Type	March 31, 2018	December 31, 2017
Office	44.6%	38.5%
Retail	34.6%	37.5%
Multifamily	7.7%	12.5%
Mixed Use	6.8%	7.0%
Self-storage	4.4%	4.5%
Hotel	1.9%	—%
	100.0%	100.0%

Geographic Location	March 31, 2018	December 31, 2017
South East	40.4%	46.3%
South West	19.4%	12.5%
North East	13.6%	14.0%
Midwest	9.1%	7.5%
West	8.8%	10.8%
Mid Atlantic	8.7%	8.9%
	100.0%	100.0%

New Credit Facilities and Amendments

Refer to Notes 9 and 10 of our Condensed Consolidated Financial Statements for a detailed discussion of new credit facilities and amendments to existing credit facilities executed since December 31, 2017.

Borrowings under Various Secured Financing Arrangements

The following table is a summary of our secured financing facilities as of March 31, 2018 (dollars in thousands):

					Pledged				Approved
					Asset	Maximum			but	Unallocated
	Current	Extended			Carrying	Facility		Outstanding	Undrawn	Financing
	Maturity	Maturity (a)	Pricing		Value	Size		Balance	Capacity (b)	Amount (c)
Lender 1 Repo 1	(d)	(d)	LIBOR + 1.75% to 5.75%		$1,495,507	$2,000,000		$1,024,845	$117,670	$857,485
Lender 2 Repo 1	Oct 2018	Oct 2020	LIBOR + 1.75% to 2.75%		238,904	500,000		172,632	72,696	254,672
Lender 4 Repo 2	Dec 2018	Dec 2020	LIBOR + 2.00% to 3.25%		642,531	1,000,000	(e)	215,240	375,198	409,562
Lender 6 Repo 1	Aug 2020	N/A	LIBOR + 2.00% to 2.75%		622,440	600,000		423,007	65,726	111,267
Lender 6 Repo 2	Oct 2022	Oct 2023	GBP LIBOR + 2.75%		466,322	359,780		359,780	—	—
Lender 9 Repo 1	Sep 2018	N/A	LIBOR + 1.65%		20,583	15,396		15,396	—	—
Lender 10 Repo 1	Mar 2020	Mar 2022	LIBOR + 2.00% to 2.75%		170,036	140,000		118,800	18,000	3,200
Lender 11 Repo 1	Jun 2019	Jun 2020	LIBOR + 2.75%		—	200,000		—	—	200,000
Lender 11 Repo 2	Sep 2018	Sep 2022	LIBOR + 2.25% to 2.75%		—	250,000		—	—	250,000
Lender 7 Secured Financing	Feb 2021	Feb 2023	LIBOR + 2.25%	(f)	—	650,000	(g)	—	—	650,000
Lender 8 Secured Financing	Aug 2019	N/A	LIBOR + 4.00%		12,379	75,000		8,066	—	66,934
Conduit Repo 2	Nov 2018	Nov 2019	LIBOR + 2.25%		15,909	200,000		12,000	—	188,000
Conduit Repo 3	Feb 2020	Feb 2021	LIBOR + 2.10%		26,294	150,000		19,725	—	130,275
Conduit Repo 4	Oct 2018	Oct 2020	LIBOR + 2.25%		—	100,000		—	—	100,000
MBS Repo 1	(h)	(h)	LIBOR + 1.90%		10,000	6,510		6,510	—	—
MBS Repo 2	Dec 2019	N/A	LIBOR + 1.90% to 2.45%		107,507	73,971		73,971	—	—
MBS Repo 3	(i)	(i)	LIBOR + 1.32% to 1.95%		342,771	234,082		234,082	—	—
MBS Repo 4	(j)	N/A	LIBOR + 1.90%		170,690	225,000		7,318	89,132	128,550
Investing and Servicing Segment Property Mortgages	Jun 2018 to Jun 2026	N/A	Various		260,461	231,219		203,082	—	28,137
Ireland Portfolio Mortgage	May 2020	N/A	EURIBOR + 1.69%		506,213	359,344		359,344	—	—
Woodstar I Portfolio Mortgages	Nov 2025 to Oct 2026	N/A	3.72% to 3.97%		366,522	276,748		276,748	—	—
Woodstar I Portfolio Government Financing	Mar 2026 to Jun 2049	N/A	1.00% to 5.00%		304,865	132,866		132,866	—	—
Woodstar II Portfolio Mortgages	Jan 2028 to Apr 2028	N/A	3.81% to 3.85%		522,601	417,669		417,669	—	—
Woodstar II Portfolio Government Financing	Jun 2030 to Apr 2046	N/A	1.00% to 3.00%		136,554	7,361		7,361	—	—
Medical Office Portfolio Mortgages	Dec 2021 to Feb 2022	Dec 2023 to Feb 2024	LIBOR + 2.50%	(k)	716,188	531,815		497,613	—	34,202
Master Lease Portfolio Mortgages	Oct 2027	N/A	4.36% to 4.38%		465,600	265,900		265,900	—	—
Term Loan A	Dec 2020	Dec 2021	LIBOR + 2.25%	(f)	959,442	300,000		300,000	—	—
Revolving Secured Financing	Dec 2020	Dec 2021	LIBOR + 2.25%	(f)	—	100,000		—	100,000	—
FHLB	Feb 2021	N/A	Various		662,971	445,000		445,000	—	—
					$9,243,290	$9,847,661		5,596,955	$838,422	$3,412,284
Unamortized net premium								2,539
Unamortized deferred financing costs								(45,180)
								$5,554,314

(a)	Subject to certain conditions as defined in the respective facility agreement.

(b)	Approved but undrawn capacity represents the total draw amount that has been approved by the lender related to those assets that have been pledged as collateral, less the drawn amount.

(c)	Unallocated financing amount represents the maximum facility size less the total draw capacity that has been approved by the lender.

(d)

Maturity date for borrowings collateralized by loans is September 2018 before extension options and September 2021 assuming the exercise of extension options.  Borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions and not to exceed September 2025.

(e)	The initial maximum facility size of $600.0 million may be increased to $1.0 billion at our option, subject to certain conditions.

(f)	Subject to borrower’s option to choose alternative benchmark based rates pursuant to the terms of the credit agreement.

(g)	The initial maximum facility size of $300.0 million may be increased to $650.0 million, subject to certain conditions.

(h)

Facility carries a rolling 11-month term which may reset monthly with the lender’s consent not to exceed December 2018.  This facility carries no maximum facility size.  Amount herein reflects the outstanding balance as of March 31, 2018.

(i)

Facility carries a rolling 12-month term which may reset monthly with the lender’s consent. Current maturity is March 2019. This facility carries no maximum facility size. Amount herein reflects the outstanding balance as of March 31, 2018.

(j)	The date that is 270 days after the buyer delivers notice to seller, subject to a maximum date of September 2018.

(k)	Subject to a 25 basis point floor.

As of March 31, 2018, Wells Fargo Bank, N.A. is our largest creditor through two repurchase facilities (Lender 1 Repo 1 facility and mortgage-backed securities (“MBS”) Repo 4 facility).

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

Variance between Average and Quarter-End Credit Facility Borrowings Outstanding

The following table compares the average amount outstanding under our secured financing agreements during each quarter and the amount outstanding as of the end of each quarter, together with an explanation of significant variances (amounts in thousands):

		Weighted-Average		Explanations
	Quarter-End	Balance During		for Significant
Quarter Ended	Balance	Quarter	Variance	Variances
December 31, 2017	5,813,447	5,885,681	(72,234)	(a)
March 31, 2018	5,596,955	5,573,668	23,287	(b)

(a)

Variance primarily due to the following: (i) $188.7 million repaid on Lender 9 Repo 1 throughout the quarter; and (ii) $59.0 million repaid on Lender 10 Repo 1 in December 2017; partially offset by (iii) $195.0 million drawn on FHLB throughout the quarter.

(b)

Variance primarily due to the following: (i) $308.3 million drawn on Woodstar II Portfolio Mortgages; partially offset by (ii) $147.2 million repaid on MBS Repo 2; and (iii) $112.8 million repaid on Lender 1 Repo 1 throughout the quarter.

Borrowings under Unsecured Senior Notes

During the three months ended March 31, 2018 and 2017, the weighted average effective borrowing rate on our unsecured senior notes was 4.9% and 5.7%, respectively.  The effective borrowing rate includes the effects of underwriter purchase discount and the adjustment for the conversion option on the convertible notes, the initial value of which reduced the balance of the notes.

Refer to Note 10 of our Condensed Consolidated Financial Statements for further disclosure regarding the terms of our unsecured senior notes.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities

The following scheduled and/or projected principal repayments on our investments were based upon the amounts outstanding and contractual terms of the financing facilities in effect as of March 31, 2018 (amounts in thousands):

	Scheduled Principal	Scheduled/Projected	Projected/Required	Scheduled Principal
	Repayments on Loans	Principal Repayments	Repayments of	Inflows Net of
	and HTM Securities	on RMBS and CMBS	Financing	Financing Outflows
Second Quarter 2018	$575,848	$24,501	$(156,893)	$443,456
Third Quarter 2018	686,201	54,241	(84,511)	655,931
Fourth Quarter 2018	607,375	17,611	(110,768)	514,218
First Quarter 2019	355,680	51,456	(572,493)	(165,357)
Total	$2,225,104	$147,809	$(924,665)	$1,448,248

In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

Issuances of Equity Securities

We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At March 31, 2018, we had 100,000,000 shares of preferred stock available for issuance and 238,044,838 shares of common stock available for issuance.

Other Potential Sources of Financing

In the future, we may also use other sources of financing to fund the acquisition of our target assets, including other secured as well as unsecured forms of borrowing and sale of certain investment securities which no longer meet our return requirements.

Repurchases of Equity Securities and Convertible Senior Notes

In September 2014, our board of directors authorized and announced the repurchase of up to $250.0 million of our outstanding common stock over a period of one year. Subsequent amendments to the repurchase program approved by our board of directors in December 2014, June 2015, January 2016 and February 2017 resulted in the program being (i) amended to increase maximum repurchases to $500.0 million, (ii) expanded to allow for the repurchase of our outstanding convertible senior notes under the program and (iii) extended through January 2019. Purchases made pursuant to the program are made in either the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are discretionary and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time.  During the three months ended March 31, 2018, we repurchased $12.1 million of common stock and no convertible senior notes under the repurchase program. As of March 31, 2018, we have $250.1 million of remaining capacity to repurchase common stock and/or convertible senior notes under the repurchase program.

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

The Company’s board of directors declared the following dividend during the three months ended March 31, 2018:

Declare Date	Record Date	Payment Date	Amount	Frequency
2/28/18	3/30/18	4/13/18	$0.48	Quarterly

On May 4, 2018, our board of directors declared a dividend of $0.48 per share for the second quarter of 2018, which is payable on July 13, 2018 to common stockholders of record as of June 29, 2018.

Leverage Policies

Our strategies with regards to use of leverage have not changed significantly since December 31, 2017.  Refer to our Form 10-K for a description of our strategies regarding use of leverage.

Contractual Obligations and Commitments

Contractual obligations as of March 31, 2018 are as follows (amounts in thousands):

		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Secured financings (a)	$5,596,955	$301,386	$1,773,264	$503,782	$3,018,523
Unsecured senior notes	2,291,363	341,363	500,000	700,000	750,000
Secured borrowings on transferred loans (b)	75,000	—	75,000	—	—
Loan funding commitments (c)	1,441,174	724,870	644,625	71,679	—
Future lease commitments	32,146	6,649	11,700	1,977	11,820
Total	$9,436,638	$1,374,268	$3,004,589	$1,277,438	$3,780,343

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

(c)

Excludes $243.7 million of loan funding commitments in which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower either earlier than, or in excess of, expectations.

The table above does not include interest payable, amounts due under our management agreement or amounts due under our derivative agreements as those contracts do not have fixed and determinable payments.

Critical Accounting Estimates

Refer to the section of our Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” for a full discussion of our critical accounting estimates.  Our critical accounting estimates have not materially changed since December 31, 2017.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of our capital stock. While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience and seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.  Our strategies for managing risk and our exposure to such risks have not changed materially since December 31, 2017.  Refer to our Form 10-K, Item 7A for further discussion.

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

We seek to further manage credit risk associated with our Investing and Servicing Segment loans held-for-sale through the purchase of credit index instruments.  The following table presents our credit index instruments as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	Face Value of	Aggregate Notional Value of	Number of
	Loans Held-for-Sale	Credit Index Instruments	Credit Index Instruments
March 31, 2018	$60,850	$49,000	8
December 31, 2017	$132,393	$49,000	8

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations such as repurchase agreements, bank credit facilities, term loans, revolving facilities and securitizations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we mitigate such interest rate risk through the utilization of interest rate derivatives of the same duration. The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of March 31, 2018 and December 31, 2017 (dollars in thousands):

		Aggregate Notional
	Face Value of	Value of Interest	Number of Interest
	Hedged Instruments	Rate Derivatives	Rate Derivatives
Instrument hedged as of March 31, 2018
Loans held-for-sale	$210,850	$202,300	15
RMBS, available-for-sale	355,083	69,000	2
Secured financing agreements	1,084,104	1,078,427	19
Unsecured senior notes	1,000,000	970,000	2
	$2,650,037	$2,319,727	38
Instrument hedged as of December 31, 2017
Loans held-for-sale	$232,393	$213,600	16
RMBS, available-for-sale	366,711	69,000	2
Secured financing agreements	1,051,458	1,009,180	16
Unsecured senior notes	500,000	470,000	1
	$2,150,562	$1,761,780	35

The following table summarizes the estimated annual change in net investment income for our LIBOR-based investments and our LIBOR-based debt assuming increases or decreases in LIBOR and adjusted for the effects of our interest rate hedging activities (amounts in thousands, except per share data):

	Variable-rate
	investments and	3.0%	2.0%	1.0%	1.0%
Income (Expense) Subject to Interest Rate Sensitivity	indebtedness (1)	Increase	Increase	Increase	Decrease (2)
Investment income from variable-rate investments	$5,980,323	$177,204	$118,087	$58,970	$(49,182)
Interest expense from variable-rate debt, net of interest rate derivatives	(3,911,879)	(124,204)	(84,906)	(43,840)	44,046
Net investment income from variable rate instruments	$2,068,444	$53,000	$33,181	$15,130	$(5,136)
Impact per diluted shares outstanding		$0.20	$0.13	$0.06	$(0.02)

(1)	Includes the notional value of interest rate derivatives.

(2)	Assumes LIBOR does not go below 0%.

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

The following table represents our current currency hedge exposure as it relates to our investments denominated in foreign currencies, along with the aggregate notional amount of the hedges in place (amounts in thousands except for number of contracts, using the March 31, 2018 GBP closing rate of 1.4015 and Euro (“EUR”) closing rate of 1.2324):

Carrying Value of Net Investment	Local Currency	Number of Foreign Exchange Contracts		Aggregate Notional Value of Hedges Applied	Expiration Range of Contracts
$59,438	GBP	65		$62,775	April 2018 – June 2019
—	EUR	5		3,854	April 2018
32,613	EUR	11		41,945	May 2018 – March 2022
48,305	GBP	14		77,751	May 2018 – July 2020
428	GBP	3		1,080	June 2018 – March 2019
146,869	EUR	27	(1)	275,080	June 2018 – June 2020
30,563	GBP	15		42,341	June 2018 – December 2021
58,237	GBP	45		88,899	May 2018 – November 2021
13,322	GBP	5		13,642	June 2018 – April 2019
$389,775		190		$607,367

(1)	These foreign exchange contracts hedge our EUR currency exposure created by our acquisition of the Ireland Portfolio.

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

Changes in Internal Control Over Financial Reporting.  No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2018, certain third parties (the “Contributors”) contributed properties to SPT Dolphin Intermediate LLC (“SPT Dolphin”), a subsidiary of the Company, as the second phase of its acquisition of the Woodstar II Portfolio, as described further in Note 3 to the Condensed Consolidated Financial Statements. Among other consideration, the Contributors (the “Class A Unitholders”) received 6,979,089 Class A units of SPT Dolphin (the “Class A Units”) and rights to receive an additional 1,301,414 Class A Units if certain contingent events occur.

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

The Class A Units issued in connection with the closing of the first and second phases of the transaction were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

The following table provides information regarding our purchases of common stock during the quarter ended March 31, 2018:

			Number of shares	Value of shares available
		Average	purchased as part of	for purchase
	Total number of	repurchase	publicly announced	under the program
Period	shares purchased	price per share	program (1)	(in thousands)
March 2018	573,255	$21.07	573,255	$250,120

(1)	Our board of directors has authorized the repurchase of up to $500.0 million of our outstanding common stock and convertible notes through January 2019.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.  Exhibits.

(a)Index to Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description
4.1

Indenture, dated as of January 29, 2018, between Starwood Property Trust, Inc. and The Bank of New York Mellon, as trustee (including the form of Starwood Property Trust, Inc.’s 3.625% Senior Notes due 2021) (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed January 29, 2018)

4.2

Registration Rights Agreement, dated as of January 29, 2018, between Starwood Property Trust, Inc. and J.P. Morgan Securities LLC, as representative of the initial purchasers (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed January 29, 2018)

10.1

Amendment No. 4, dated February 15, 2018 and effective as of December 28, 2017, to Management Agreement, dated August 17, 2009, as amended, between Starwood Property Trust, Inc. and SPT Management, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 22, 2018)

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

STARWOOD PROPERTY TRUST, INC.

Date: May 4, 2018	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: May 4, 2018	By:	/s/ RINA PANIRY
Rina Paniry Chief Financial Officer, Treasurer, Chief Accounting Officer and Principal Financial Officer