Form 10-Q
period 2018-06-30
STARWOOD PROPERTY TRUST, INC.
filed 2018-08-08
CIK 1465128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of August 2, 2018 was 267,071,096.

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

These forward-looking statements are based largely on our current beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors that may cause actual results to vary from our forward-looking statements include, but are not limited to:

•

factors described in our Annual Report on Form 10-K for the year ended December 31, 2017, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and this Quarterly Report on Form 10-Q, including those set forth under the captions “Risk Factors” and “Business”;

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands, except share data)

	As of	As of
	June 30, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$235,419	$369,448
Restricted cash	89,794	48,825
Loans held-for-investment, net	6,928,176	6,562,495
Loans held-for-sale, at fair value	1,092,769	745,743
Loans transferred as secured borrowings	74,217	74,403
Investment securities ($301,259 and $284,735 held at fair value)	441,935	718,203
Properties, net	2,936,684	2,647,481
Intangible assets ($22,742 and $30,759 held at fair value)	166,686	183,092
Investment in unconsolidated entities	166,716	185,503
Goodwill	140,437	140,437
Derivative assets	50,815	33,898
Accrued interest receivable	54,660	47,747
Other assets	177,578	138,140
Variable interest entity (“VIE”) assets, at fair value	48,044,873	51,045,874
Total Assets	$60,600,759	$62,941,289
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$189,673	$185,117
Related-party payable	25,324	42,369
Dividends payable	126,857	125,916
Derivative liabilities	36,135	36,200
Secured financing agreements, net	6,216,617	5,773,056
Unsecured senior notes, net	2,255,976	2,125,235
Secured borrowings on transferred loans, net	74,058	74,185
VIE liabilities, at fair value	46,976,428	50,000,010
Total Liabilities	55,901,068	58,362,088
Commitments and contingencies (Note 21)
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 267,541,825 issued and 262,361,685 outstanding as of June 30, 2018 and 265,983,309 issued and 261,376,424 outstanding as of December 31, 2017	2,675	2,660
Additional paid-in capital	4,738,969	4,715,246
Treasury stock (5,180,140 shares and 4,606,885 shares)	(104,194)	(92,104)
Accumulated other comprehensive income	68,134	69,924
Accumulated deficit	(260,762)	(217,312)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,444,822	4,478,414
Non-controlling interests in consolidated subsidiaries	254,869	100,787
Total Equity	4,699,691	4,579,201
Total Liabilities and Equity	$60,600,759	$62,941,289

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Interest income from loans	$151,704	$120,612	$289,324	$232,495
Interest income from investment securities	10,790	12,370	26,059	27,594
Servicing fees	17,315	18,628	43,382	32,730
Rental income	88,891	58,966	170,001	116,008
Other revenues	856	993	1,377	1,462
Total revenues	269,556	211,569	530,143	410,289
Costs and expenses:
Management fees	27,494	24,633	58,136	49,017
Interest expense	91,592	71,317	178,775	137,177
General and administrative	35,528	32,520	67,670	62,949
Acquisition and investment pursuit costs	1,561	537	1,938	1,208
Costs of rental operations	32,897	23,024	62,590	43,902
Depreciation and amortization	37,150	22,032	68,894	44,260
Loan loss allowance, net	25,259	(2,694)	26,797	(2,999)
Other expense	497	142	601	900
Total costs and expenses	251,978	171,511	465,401	336,414
Income before other income (loss), income taxes and non-controlling interests	17,578	40,058	64,742	73,875
Other income (loss):
Change in net assets related to consolidated VIEs	43,946	77,761	96,599	146,931
Change in fair value of servicing rights	(2,203)	(8,001)	(8,017)	(16,434)
Change in fair value of investment securities, net	7,702	(2,493)	7,553	(3,664)
Change in fair value of mortgage loans held-for-sale, net	14,833	15,406	22,633	25,999
Earnings from unconsolidated entities	5,470	29,465	4,008	32,452
Gain on sale of investments and other assets, net	13,437	5,183	24,097	5,127
Gain (loss) on derivative financial instruments, net	32,622	(37,586)	15,763	(41,935)
Foreign currency (loss) gain, net	(13,264)	12,910	285	17,774
Total other-than-temporary impairment (“OTTI”)	—	(109)	—	(109)
Noncredit portion of OTTI recognized in other comprehensive income	—	—	—	—
Net impairment losses recognized in earnings	—	(109)	—	(109)
Loss on extinguishment of debt	(186)	—	(186)	(5,916)
Other income, net	498	91	606	456
Total other income	102,855	92,627	163,341	160,681
Income before income taxes	120,433	132,685	228,083	234,556
Income tax provision	(3,343)	(9,452)	(6,199)	(8,469)
Net income	117,090	123,233	221,884	226,087
Net income attributable to non-controlling interests	(7,860)	(5,853)	(12,722)	(6,349)
Net income attributable to Starwood Property Trust, Inc.	$109,230	$117,380	$209,162	$219,738

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic	$0.41	$0.45	$0.80	$0.84
Diluted	$0.40	$0.44	$0.77	$0.83

Dividends declared per common share	$0.48	$0.48	$0.96	$0.96

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, amounts in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$117,090	$123,233	$221,884	$226,087
Other comprehensive income (net change by component):
Cash flow hedges	(23)	2	(18)	78
Available-for-sale securities	1,023	4,907	2,186	6,753
Foreign currency translation	(8,176)	11,005	(3,958)	13,012
Other comprehensive income	(7,176)	15,914	(1,790)	19,843
Comprehensive income	109,914	139,147	220,094	245,930
Less: Comprehensive income attributable to non-controlling interests	(7,860)	(5,853)	(12,722)	(6,349)
Comprehensive income attributable to Starwood Property Trust, Inc.	$102,054	$133,294	$207,372	$239,581

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited, amounts in thousands, except share data)

								Total
								Starwood
							Accumulated	Property
	Common stock		Additional				Other	Trust, Inc.	Non-
		Par	Paid-in	Treasury Stock		Accumulated	Comprehensive	Stockholders’	Controlling	Total
	Shares	Value	Capital	Shares	Amount	Deficit	Income	Equity	Interests	Equity
Balance, January 1, 2018	265,983,309	$2,660	$4,715,246	4,606,885	$(92,104)	$(217,312)	$69,924	$4,478,414	$100,787	$4,579,201
Proceeds from DRIP Plan	14,982	—	314	—	—	—	—	314	—	314
Equity offering costs	—	—	(17)	—	—	—	—	(17)	—	(17)
Common stock repurchased	—	—	—	573,255	(12,090)	—	—	(12,090)	—	(12,090)
Share-based compensation	773,822	8	10,597	—	—	—	—	10,605	—	10,605
Manager incentive fee paid in stock	769,712	7	15,791	—	—	—	—	15,798	—	15,798
Net income	—	—	—	—	—	209,162	—	209,162	12,722	221,884
Dividends declared, $0.96 per share	—	—	—	—		(252,612)	—	(252,612)	—	(252,612)
Other comprehensive income, net	—	—	—	—	—	—	(1,790)	(1,790)	—	(1,790)
VIE non-controlling interests	—	—	—	—	—	—	—	—	976	976
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	375,292	375,292
Distributions to non-controlling interests	—	—	(2,962)	—	—	—	—	(2,962)	(234,589)	(237,551)
Sale of controlling interest in majority owned property asset	—	—	—	—	—	—	—	—	(319)	(319)
Balance, June 30, 2018	267,541,825	$2,675	$4,738,969	5,180,140	$(104,194)	$(260,762)	$68,134	$4,444,822	$254,869	$4,699,691

Balance, January 1, 2017	263,893,806	$2,639	$4,691,180	4,606,885	$(92,104)	$(115,579)	$36,138	$4,522,274	$37,799	$4,560,073
Proceeds from DRIP Plan	16,407	—	369	—	—	—	—	369	—	369
Equity offering costs	—	—	(12)	—	—	—	—	(12)	—	(12)
Equity component of 2023 Convertible Senior Notes issuance	—	—	3,755	—	—	—	—	3,755	—	3,755
Equity component of 2018 Convertible Senior Notes repurchase	—	—	(18,105)	—	—			(18,105)		(18,105)
Share-based compensation	709,462	7	8,072	—	—	—	—	8,079	—	8,079
Manager incentive fee paid in stock	541,494	6	12,238	—	—	—	—	12,244	—	12,244
Net income	—	—	—	—	—	219,738	—	219,738	6,349	226,087
Dividends declared, $0.96 per share	—	—	—	—	—	(251,022)	—	(251,022)	—	(251,022)
Other comprehensive income, net	—	—	—	—	—	—	19,843	19,843	—	19,843
VIE non-controlling interests	—	—	—	—	—	—	—	—	2,737	2,737
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(3,599)	(3,599)
Balance, June 30, 2017	265,161,169	$2,652	$4,697,497	4,606,885	$(92,104)	$(146,863)	$55,981	$4,517,163	$43,286	$4,560,449

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	For the Six Months Ended
	June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$221,884	$226,087
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred financing costs, premiums and discounts on secured financing agreements and secured borrowings on transferred loans	11,498	9,324
Amortization of discounts and deferred financing costs on senior notes	6,835	11,777
Accretion of net discount on investment securities	(9,583)	(8,007)
Accretion of net deferred loan fees and discounts	(20,961)	(16,194)
Share-based compensation	10,605	8,079
Share-based component of incentive fees	15,798	12,244
Change in fair value of investment securities	(7,553)	3,664
Change in fair value of consolidated VIEs	(18,884)	(42,593)
Change in fair value of servicing rights	8,017	16,434
Change in fair value of loans held-for-sale	(22,633)	(25,999)
Change in fair value of derivatives	(13,432)	39,223
Foreign currency gain, net	(369)	(17,590)
Gain on sale of investments and other assets	(24,097)	(5,127)
Impairment charges on properties and related intangibles	412	867
Loan loss allowance, net	26,797	(2,999)
Depreciation and amortization	67,857	42,701
Earnings from unconsolidated entities	(4,008)	(32,452)
Distributions of earnings from unconsolidated entities	4,569	4,284
Loss on extinguishment of debt	186	5,916
Origination and purchase of loans held-for-sale, net of principal collections	(814,154)	(991,343)
Proceeds from sale of loans held-for-sale	481,765	470,478
Changes in operating assets and liabilities:
Related-party payable, net	(17,045)	(15,040)
Accrued and capitalized interest receivable, less purchased interest	(36,218)	(39,143)
Other assets	(15,038)	(2,391)
Accounts payable, accrued expenses and other liabilities	85	2,763
Net cash used in operating activities	(147,667)	(345,037)
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(2,404,133)	(1,228,952)
Proceeds from principal collections on loans	1,840,897	869,297
Proceeds from loans sold	194,720	37,079
Purchase of investment securities	(20,465)	(7,433)
Proceeds from sales of investment securities	807	11,134
Proceeds from principal collections on investment securities	321,687	86,259
Proceeds from sales and insurance recoveries on properties	96,147	18,256
Purchases and additions to properties and other assets	(36,769)	(25,503)
Investment in unconsolidated entities	(3,060)	—
Distribution of capital from unconsolidated entities	21,287	3,235
Payments for purchase or termination of derivatives	(17,373)	(39,755)
Proceeds from termination of derivatives	13,807	22,981
Return of investment basis in purchased derivative asset	—	121
Net cash provided by (used in) investing activities	7,552	(253,281)

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited, amounts in thousands)

	For the Six Months Ended
	June 30,
	2018	2017
Cash Flows from Financing Activities:
Proceeds from borrowings	$3,001,735	$2,134,245
Principal repayments on and repurchases of borrowings	(2,410,574)	(1,590,421)
Payment of deferred financing costs	(20,005)	(8,211)
Proceeds from common stock issuances	314	369
Payment of equity offering costs	(17)	(647)
Payment of dividends	(251,671)	(249,925)
Contributions from non-controlling interests	8,911	—
Distributions to non-controlling interests	(237,551)	(3,599)
Purchase of treasury stock	(12,090)	—
Issuance of debt of consolidated VIEs	7,948	10,188
Repayment of debt of consolidated VIEs	(98,324)	(79,099)
Distributions of cash from consolidated VIEs	58,908	38,840
Net cash provided by financing activities	47,584	251,740
Net decrease in cash, cash equivalents and restricted cash	(92,531)	(346,578)
Cash, cash equivalents and restricted cash, beginning of period	418,273	650,755
Effect of exchange rate changes on cash	(529)	1,016
Cash, cash equivalents and restricted cash, end of period	$325,213	$305,193
Supplemental disclosure of cash flow information:
Cash paid for interest	$147,228	$113,564
Income taxes paid	6,132	3,362
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared, but not yet paid	$126,555	$125,587
Consolidation of VIEs (VIE asset/liability additions)	1,815,070	1,127,952
Deconsolidation of VIEs (VIE asset/liability reductions)	1,022,356	2,108,589
Net assets acquired from consolidated VIEs	27,737	19,652
Contributions of Woodstar II Portfolio net assets from non-controlling interests	366,381	—
Settlement of loans transferred as secured borrowings	—	35,000

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2018

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

We have three reportable business segments as of June 30, 2018:

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the full year.

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

Our loans are typically collateralized by real estate. As a result, we regularly evaluate the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property’s liquidation value. We also evaluate the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, we consider the overall economic environment, real estate sector and geographic sub-market in which the borrower operates. Such impairment analyses are completed and reviewed by asset management and finance personnel, who utilize various data sources, including (i) periodic financial data such as property operating statements, occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and discussions with market participants.

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

Earnings Per Share

We present both basic and diluted earnings per share (“EPS”) amounts in our financial statements.  Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from (i) our share-based compensation, consisting of unvested restricted stock (“RSAs”) and restricted stock units (“RSUs”), (ii) shares contingently issuable to our Manager, (iii) the conversion options associated with our outstanding convertible senior notes (see Notes 10 and 17), and (iv) non-controlling interests that are redeemable with our common stock (see Note 16). Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

Nearly all of the Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities. In addition, the non-controlling interests that are redeemable with our common stock are considered participating securities because they earn a preferred return indexed to the dividend rate on our common stock (see Note 16). Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities. For the three and six months ended June 30, 2018 and 2017, the two-class method resulted in the most dilutive EPS calculation.

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

Recent Accounting Developments

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes a right-of-use model for lessee accounting which results in the recognition of most leased assets and lease liabilities on the balance sheet of the lessee.  Lessor accounting was not significantly changed by this ASU.  This ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2018 by applying a modified retrospective approach. Early application is permitted. On July 30, 2018, the FASB issued ASU 2018-11, Leases (Topic 842) – Targeted Improvements, which provides an optional transition method of applying the new leases standard at the adoption date by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. It also provides lessors with a practical expedient to not separate non-lease revenue components from the associated lease component if certain conditions are met.  Our assessment of the effect of these ASUs on the Company remains ongoing; however, we currently do not expect the application of these ASUs to have a material impact as the Company primarily acts as a lessor.

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

On June 20, 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718) –Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for nonemployee share-based compensation with the existing accounting model for employee share based compensation.  This ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2018. Early application is permitted. We are in the process of assessing the impact this ASU will have on the Company.

3.  Acquisitions and Divestitures

Investing and Servicing Segment Property Portfolio

During the three and six months ended June 30, 2018, our Investing and Servicing Segment acquired $25.0 million and $52.7 million, respectively, in net assets of one and three commercial real estate properties, respectively, from CMBS trusts for a total gross purchase price of $25.1 million and $53.1 million, respectively.  These properties, aggregated with the controlling interests in 20 remaining commercial real estate properties acquired from CMBS trusts prior to December 31, 2017 for an aggregate acquisition price of $281.7 million, comprise the Investing and Servicing Segment Property Portfolio (the “REIS Equity Portfolio”).  When the properties are acquired from CMBS trusts that are consolidated as VIEs on our balance sheet, the acquisitions are reflected as repayment of debt of consolidated VIEs in our condensed consolidated statements of cash flows.

During the three and six months ended June 30, 2018, we sold two and five properties, respectively, within the Investing and Servicing Segment for $24.9 million and $40.0 million, respectively, recognizing a total gain on sale of $10.4 million and $16.8 million, respectively, within gain on sale of investments and other assets in our condensed consolidated statements of operations. One of these properties was acquired by a third party which already held a $0.3 million non-controlling interest in the property.  During the three and six months ended June 30, 2018, $2.4 million and $3.7 million of the gain on sale, respectively, was attributable to non-controlling interests.  During the three and six months ended June 30, 2017, we sold two properties within the Investing and Servicing Segment for $14.7 million, recognizing a $5.1 million gain on sale within gain on sale of investments and other assets in our condensed consolidated statements of operations.

Woodstar II Portfolio Acquisition

During the three months ended March 31, 2018, we acquired 18 of the 27 affordable housing communities comprising our “Woodstar II Portfolio”.  The Woodstar II Portfolio is comprised of 6,109 units concentrated primarily in Central and South Florida and is 99% occupied. The 18 affordable housing communities acquired during the three months ended March 31, 2018 comprise 4,057 units and were acquired for $404.7 million, including contingent consideration of $26.7 million (the “Q1 2018 Closing”). The properties acquired in the Q1 2018 Closing were recognized initially at their purchase price of $378.0 million plus capitalized acquisition costs of $3.6 million.  Contingent consideration of $26.7 million will be recognized when the contingency is resolved.  Government sponsored mortgage debt of $7.3 million with weighted average fixed annual interest rates of 2.88% and remaining weighted average terms of 17.7 years was assumed at closing.  We financed the Q1 2018 Closing utilizing new 10-year mortgage debt totaling $300.9 million with weighted average fixed annual interest rates of 3.82% (as set forth in Note 9).

In December 2017, we acquired eight of the affordable housing communities (the “Q4 2017 Closing”), which include 1,740 units, for $156.2 million, including contingent consideration of $10.8 million. We financed the Q4 2017 Closing utilizing 10-year mortgage debt totaling $116.7 million with a fixed 3.81% interest rate.

We effectuated the Woodstar II Portfolio acquisitions via a contribution of the properties by third parties (the “Contributors”) to SPT Dolphin Intermediate LLC (“SPT Dolphin”), a newly-formed, wholly-owned subsidiary of the Company.  In exchange for the contribution, the Contributors received cash, Class A units of SPT Dolphin (the “Class A Units”) and rights to receive additional Class A Units if certain contingent events occur.  Initially, the Class A unitholders had the right, commencing six months from issuance, to redeem their Class A Units for consideration equal to the current share price of the Company’s common stock on a one-for-one basis, with the consideration paid in either cash or the Company’s common stock, at the determination of the Company.  During the three months ended June 30, 2018, redemption rights were amended to allow Class A unitholders the option to redeem only after the earlier of (i) August 16, 2018 and (ii) three business days after the acquisition of the final property in the Woodstar II Portfolio.  No other terms of the redemption rights were amended.

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

Master Lease Portfolio

During the three and six months ended June 30, 2018, we sold one and three retail properties within the Master Lease Portfolio for $18.4 million and $55.6 million, respectively, recognizing a gain on sale of $3.0 million and $6.9 million, respectively, within gain on sale of investments and other assets in our condensed consolidated statements of operations. Refer to Note 6 for further discussion of the Master Lease Portfolio.

Ireland Portfolio

During the three and six months ended June 30, 2017, we sold one office property within the Ireland Portfolio for $3.9 million, recognizing an immaterial gain on sale within gain on sale of investments and other assets in our condensed consolidated statements of operations. There were no properties sold within the Ireland Portfolio during the three and six months ended June 30, 2018. Refer to Note 6 for further discussion of the Ireland Portfolio.

4. Loans

Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option. The following tables summarize our investments in mortgages and loans by subordination class as of June 30, 2018 and December 31, 2017 (dollars in thousands):

				Weighted
			Weighted	Average Life
	Carrying	Face	Average	(“WAL”)
June 30, 2018	Value	Amount	Coupon	(years)(1)
First mortgages (2)	$6,389,022	$6,416,333	6.6%	2.2
Subordinated mortgages (3)	157,439	157,243	11.7%	1.7
Mezzanine loans (2)	386,545	385,772	11.0%	1.2
Other	26,297	29,745	8.7%	3.4
Total loans held-for-investment	6,959,303	6,989,093
Loans held-for-sale, fair value option, residential	792,664	766,878	6.2%	6.0
Loans held-for-sale, fair value option, commercial	300,105	292,535	5.1%	9.6
Loans transferred as secured borrowings	74,217	74,692	6.7%	1.8
Total gross loans	8,126,289	8,123,198
Loan loss allowance (loans held-for-investment)	(31,127)	—
Total net loans	$8,095,162	$8,123,198

December 31, 2017
First mortgages (2)	$5,818,804	$5,843,623	6.2%	2.0
Subordinated mortgages (3)	177,115	177,386	10.8%	1.9
Mezzanine loans (2)	545,299	545,355	11.0%	1.1
Other	25,607	29,320	8.5%	3.9
Total loans held-for-investment	6,566,825	6,595,684
Loans held-for-sale, fair value option, residential	613,287	594,105	6.2%	5.4
Loans held-for-sale, fair value option, commercial	132,456	132,393	4.6%	10.0
Loans transferred as secured borrowings	74,403	75,000	6.2%	2.3
Total gross loans	7,386,971	7,397,182
Loan loss allowance (loans held-for-investment)	(4,330)	—
Total net loans	$7,382,641	$7,397,182

(1)

Represents the WAL of each respective group of loans as of the respective balance sheet date. The WAL of each individual loan is calculated using amounts and timing of future principal payments, as projected at origination or acquisition.

(2)

First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.  The application of this methodology resulted in mezzanine loans with carrying values of $983.3 million and $851.1 million being classified as first mortgages as of June 30, 2018 and December 31, 2017, respectively.

(3)

Subordinated mortgages include B-Notes and junior participation in first mortgages where we do not own the senior A-Note or senior participation. If we own both the A-Note and B-Note, we categorize the loan as a first mortgage loan.

During the three months ended June 30, 2018, the Company received distributions totaling $12.3 million from a profit participation in a mortgage loan that was repaid in 2016. The loan was secured by a retail and hospitality property located in the Times Square area of New York City.  The profit participation is accounted for as a loan in accordance with the acquisition, development and construction accounting guidance within ASC 310-10, which results in distributions in excess of basis being recognized within interest income in our condensed consolidated statements of operations.

As of June 30, 2018, approximately $6.6 billion, or 94.6%, of our loans held-for-investment were variable rate and paid interest principally at LIBOR plus a weighted-average spread of 4.8%.

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

As of June 30, 2018, the risk ratings for loans subject to our rating system, which excludes loans for which the fair value option has been elected, by class of loan were as follows (dollars in thousands):

	Balance Sheet Classification
	Loans Held-For-Investment								Loans
									Transferred		% of
Risk Rating	First		Subordinated		Mezzanine			Loans Held-	As Secured		Total
Category	Mortgages		Mortgages		Loans	Other		For-Sale	Borrowings	Total	Loans
1	$1,613		$—		$—	$19,870		$—	$—	$21,483	0.3%
2	2,625,794		11,810		181,396	—		—	74,217	2,893,217	35.6%
3	3,506,015		133,652		205,149	984		—	—	3,845,800	47.3%
4	85,006		—		—	—		—	—	85,006	1.0%
5	—		—		—	—		—	—	—	—%
N/A	170,594	(1)	11,977	(1)	—	5,443	(1)	1,092,769	—	1,280,783	15.8%
	$6,389,022		$157,439		$386,545	$26,297		$1,092,769	$74,217	$8,126,289	100.0%

(1)	Represents loans individually evaluated for impairment in accordance with ASC 310-10.

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

In accordance with our loan impairment policy, during the three months ended June 30, 2018, we recorded impairment charges of $29.9 million related to commercial mortgage loans secured by three assets.  Of this amount, $21.6 million relates to a residential conversion project located in New York City, for which our recorded investment was as follows as of June 30, 2018: (i) $119.7 million first mortgage loan ($118.5 million unpaid principal balance); (ii) $53.0 million mezzanine loan ($52.3 million unpaid principal balance); and (iii) $5.5 million unsecured promissory note ($5.4 million unpaid principal balance) which is fully guaranteed by the sponsor.  We determined that the unsecured promissory note was not impaired.  In making our determinations surrounding impairment, we considered the property’s liquidation value, the financial wherewithal of the sponsor, the borrower’s competency in managing and operating the project and the overall economic environment.

The remaining $8.3 million of impairment charges relate to two subordinated mortgages on department stores located in the Greater Chicago area.  The sole tenant filed bankruptcy earlier this year, and the bankruptcy court ordered liquidation of the retailer during the three months ended June 30, 2018.  In making the determination that the loans were impaired, we considered the property’s liquidation value and the financial wherewithal of the tenant’s parent company to honor certain guarantees.  Our recorded investment in these loans totaled $12.2 million ($12.0 million unpaid principal balance).

Each of the impaired loans was acquired as part of a loan pool purchase in 2014. All impairment charges were recognized within loan loss allowance, net in our condensed consolidated statements of operations for the three and six months ended June 30, 2018.

As of June 30, 2018, each of the above loans was 90 days or greater past due, as were $2.3 million of residential mortgage loans held-for-sale.  In accordance with our interest income recognition policy, we ceased recognizing interest income on these loans when they became 90 days past due, and the loans were placed on cost recovery.  No cash was received during the three months ended June 30, 2018 while the loans were on cost recovery.

In accordance with our policies, we record an allowance for loan losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4,” plus (ii) 5% of the aggregate carrying amount of loans rated as a “5,” plus (iii) impaired loan reserves, if any.  The following table presents the activity in our allowance for loan losses (amounts in thousands):

	For the Six Months Ended
	June 30,
	2018	2017
Allowance for loan losses at January 1	$4,330	$9,788
Provision for (reversal of) loan losses	(3,055)	(2,999)
Provision for impaired loans	29,852	—
Charge-offs	—	—
Recoveries	—	—
Allowance for loan losses at June 30	$31,127	$6,789
Recorded investment in loans related to the allowance for loan loss	$273,020	$316,134

The activity in our loan portfolio was as follows (amounts in thousands):

	For the Six Months Ended
	June 30,
	2018	2017
Balance at January 1	$7,382,641	$5,946,274
Acquisitions/originations/additional funding	3,315,664	2,231,907
Capitalized interest (1)	29,499	33,817
Basis of loans sold (2)	(676,214)	(507,613)
Loan maturities/principal repayments	(1,964,644)	(948,712)
Discount accretion/premium amortization	20,961	16,194
Changes in fair value	22,633	25,999
Unrealized foreign currency translation (loss) gain	(8,608)	19,565
Change in loan loss allowance, net	(26,797)	2,999
Transfer to/from other asset classifications	27	761
Balance at June 30	$8,095,162	$6,821,191

(1)     Represents accrued interest income on loans whose terms do not require current payment of interest.

(2)     See Note 11 for additional disclosure on these transactions.

5. Investment Securities

Investment securities were comprised of the following as of June 30, 2018 and December 31, 2017 (amounts in thousands):

	Carrying Value as of
	June 30, 2018	December 31, 2017
RMBS, available-for-sale	$235,796	$247,021
CMBS, fair value option (1)	1,076,411	1,024,143
Held-to-maturity (“HTM”) securities	140,676	433,468
Equity security, fair value	13,037	13,523
Subtotal—Investment securities	1,465,920	1,718,155
VIE eliminations (1)	(1,023,985)	(999,952)
Total investment securities	$441,935	$718,203

(1)	Certain fair value option CMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.

Purchases, sales and principal collections for all investment securities were as follows (amounts in thousands):

	RMBS,	CMBS, fair	HTM	Equity
	available-for-sale	value option	Securities	Security	Total
Three Months Ended June 30, 2018
Purchases (1)	$—	$20,465	$—	$—	$20,465
Sales	807	—	—	—	807
Principal collections	8,036	240	94,181	—	102,457
Three Months Ended June 30, 2017
Purchases (1)	$7,433	$—	$—	$—	$7,433
Sales (2)	—	700	—	—	700
Principal collections	8,555	1,322	332	—	10,209

	RMBS,	CMBS, fair	HTM	Equity
	available-for-sale	value option	Securities	Security	Total
Six Months Ended June 30, 2018
Purchases (3)	$—	$20,465	$—	$—	$20,465
Sales (4)	807	—	—	—	807
Principal collections	18,186	1,017	302,484	—	321,687
Six Months Ended June 30, 2017
Purchases (3)	$7,433	$—	$—	$—	$7,433
Sales (4)	—	11,134	—	—	11,134
Principal collections	18,783	7,088	60,388	—	86,259

(1)

During the three months ended June 30, 2018 and 2017, we purchased $61.7 million and $4.3 million of CMBS, respectively, for which we elected the fair value option. The purchases for the three months ended June 30, 2018 include $8.6 million of CMBS we acquired with a third party in connection with a newly formed partnership. The third-party interest of $4.2 million is reflected within non-controlling interests in consolidated subsidiaries in our condensed consolidated balance sheet as of June 30, 2018. Due to our consolidation of securitization VIEs, $41.2 million and $4.3 million, respectively, of this amount is eliminated and reflected as repayment of debt of consolidated VIEs in our condensed consolidated statements of cash flows.

(2)

During the three months ended June 30, 2017, we sold $6.1 million of CMBS for which we previously elected the fair value option. Due to our consolidation of securitization VIEs, $5.4 million of this amount is eliminated and reflected as issuance of debt of consolidated VIEs in our condensed consolidated statements of cash flows.

(3)

During the six months ended June 30, 2018 and 2017, we purchased $91.9 million and $61.7 million of CMBS, respectively, for which we elected the fair value option. Due to our consolidation of securitization VIEs, $71.4 million and $61.7 million, respectively, of this amount is eliminated and reflected as repayment of debt of consolidated VIEs in our condensed consolidated statements of cash flows.

(4)

During the six months ended June 30, 2018 and 2017, we sold $7.9 million and $21.3 million of CMBS, respectively, for which we had previously elected the fair value option. Due to our consolidation of securitization VIEs, $7.9 million and $10.2 million, respectively, of this amount is eliminated and reflected as issuance of debt of consolidated VIEs in our condensed consolidated statements of cash flows.

RMBS, Available-for-Sale

The Company classified all of its RMBS as available-for-sale as of June 30, 2018 and December 31, 2017. These RMBS are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (“AOCI”).

The tables below summarize various attributes of our investments in available-for-sale RMBS as of June 30, 2018 and December 31, 2017 (amounts in thousands):

				Unrealized Gains or (Losses)
				Recognized in AOCI
	Purchase		Recorded		Gross	Gross	Net
	Amortized	Credit	Amortized	Non-Credit	Unrealized	Unrealized	Fair Value
	Cost	OTTI	Cost	OTTI	Gains	Losses	Adjustment	Fair Value
June 30, 2018
RMBS	$185,618	$(9,897)	$175,721	$—	$60,096	$(21)	$60,075	$235,796
December 31, 2017
RMBS	$199,029	$(9,897)	$189,132	$(94)	$58,011	$(28)	$57,889	$247,021

	Weighted Average Coupon (1)	Weighted Average Rating	WAL (Years) (2)
June 30, 2018
RMBS	3.3%	CC+	6.2
December 31, 2017
RMBS	2.8%	B	6.4

(1)	Calculated using the June 30, 2018 and December 31, 2017 one-month LIBOR rate of 2.090% and 1.564%, respectively, for floating rate securities.

(2)

Represents the WAL of each respective group of securities as of the respective balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.

As of June 30, 2018, approximately $198.7 million, or 84.3%, of RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 1.22%. As of December 31, 2017, approximately $207.0 million, or 83.8%, of RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 1.22%. We purchased all of the RMBS at a discount, a portion of which is being accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of this accretable discount.

The following table contains a reconciliation of aggregate principal balance to amortized cost for our RMBS as of June 30, 2018 and December 31, 2017 (amounts in thousands):

	June 30, 2018	December 31, 2017
Principal balance	$345,200	$366,711
Accretable yield	(50,877)	(55,712)
Non-accretable difference	(118,602)	(121,867)
Total discount	(169,479)	(177,579)
Amortized cost	$175,721	$189,132

The principal balance of credit deteriorated RMBS was $324.7 million and $345.5 million as of June 30, 2018 and December 31, 2017, respectively. Accretable yield related to these securities totaled $45.0 million and $49.2 million as of June 30, 2018 and December 31, 2017, respectively.

The following table discloses the changes to accretable yield and non-accretable difference for our RMBS during the three and six months ended June 30, 2018 (amounts in thousands):

		Non-Accretable
Three Months Ended June 30, 2018	Accretable Yield	Difference
Balance as of April 1, 2018	$51,794	$121,488
Accretion of discount	(2,622)	—
Principal write-downs, net	—	(1,003)
Sales	(178)	—
Transfer to/from non-accretable difference	1,883	(1,883)
Balance as of June 30, 2018	$50,877	$118,602

Six Months Ended June 30, 2018
Balance as of January 1, 2018	$55,712	$121,867
Accretion of discount	(5,441)	—
Principal write-downs, net	—	(2,481)
Sales	(178)	—
Transfer to/from non-accretable difference	784	(784)
Balance as of June 30, 2018	$50,877	$118,602

We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.4 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively, and $0.9 million and $0.9 million for the six months ended June 30, 2018 and 2017, respectively, which has been recorded as management fees in the accompanying condensed consolidated statements of operations.

The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities that were in an unrealized loss position as of June 30, 2018 and December 31, 2017, and for which OTTIs (full or partial) have not been recognized in earnings (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a	Securities with a	Securities with a	Securities with a
	loss less than	loss greater than	loss less than	loss greater than
	12 months	12 months	12 months	12 months
As of June 30, 2018
RMBS	$1,931	$—	$(21)	$—
As of December 31, 2017
RMBS	$10,321	$643	$(99)	$(23)

As of June 30, 2018 and December 31, 2017, there were one and three securities, respectively, with unrealized losses reflected in the table above. After evaluating these securities and recording adjustments for credit-related OTTI, we concluded that the remaining unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses, which represent most of the OTTI we record on securities, are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or impairments could be materially different from what is currently projected and/or reported.

CMBS, Fair Value Option

As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for the Investing and Servicing Segment’s CMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of June 30, 2018, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, before consolidation of securitization VIEs, were $1.1 billion and $4.2 billion, respectively. The $1.1 billion fair value balance represents our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value (all except $52.4 million at June 30, 2018) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option CMBS.

As of June 30, 2018, none of our CMBS where we have elected the fair value option were variable rate.

HTM Securities

The table below summarizes unrealized gains and losses of our investments in HTM securities as of June 30, 2018 and December 31, 2017 (amounts in thousands):

	Net Carrying Amount	Gross Unrealized	Gross Unrealized
	(Amortized Cost)	Holding Gains	Holding Losses	Fair Value
June 30, 2018
CMBS	$120,088	$3,237	$(1,932)	$121,393
Preferred interests	20,588	1,675	—	22,263
Total	$140,676	$4,912	$(1,932)	$143,656
December 31, 2017
CMBS	$413,110	$2,002	$(7,779)	$407,333
Preferred interests	20,358	647	—	21,005
Total	$433,468	$2,649	$(7,779)	$428,338

The table below summarizes the maturities of our HTM CMBS and our HTM preferred equity interests in limited liability companies that own commercial real estate as of June 30, 2018 (amounts in thousands):

		Preferred
	CMBS	Interests	Total
Less than one year	$25,157	$—	$25,157
One to three years	66,211	—	66,211
Three to five years	28,720	20,588	49,308
Thereafter	—	—	—
Total	$120,088	$20,588	$140,676

Equity Security, Fair Value

During 2012, we acquired 9,140,000 ordinary shares from a related-party in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. The fair value of the investment remeasured in USD was $13.0 million and $13.5 million as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, our shares represent an approximate 2% interest in SEREF.

6. Properties

Our properties are held within the following portfolios:

Ireland Portfolio

The Ireland Portfolio is comprised of 11 net leased fully occupied office properties and one multifamily property all located in Dublin, Ireland, which the Company acquired during the year ended December 31, 2015.  The Ireland Portfolio, which collectively is comprised of approximately 600,000 square feet, includes total gross properties and lease intangibles of $529.3 million and debt of $338.5 million as of June 30, 2018.

Woodstar I Portfolio

The Woodstar I Portfolio is comprised of 32 affordable housing communities with 8,948 units concentrated primarily in the Tampa, Orlando and West Palm Beach metropolitan areas. During the year ended December 31, 2015, we acquired 18 of the 32 affordable housing communities of the Woodstar I Portfolio with the final 14 communities acquired during the year ended December 31, 2016. The Woodstar I Portfolio includes total gross properties and lease intangibles of $619.8 million and federal, state and county sponsored financing and other debt of $408.2 million as of June 30, 2018.

Woodstar II Portfolio

The Woodstar II Portfolio is comprised of 27 affordable housing communities with 6,109 units concentrated primarily in Central and South Florida.  Refer to Note 3 for further discussion of the Woodstar II Portfolio.

Medical Office Portfolio

The Medical Office Portfolio is comprised of 34 medical office buildings acquired during the year ended December 31, 2016.  These properties, which collectively comprise 1.9 million square feet, are geographically dispersed throughout the U.S. and primarily affiliated with major hospitals or located on or adjacent to major hospital campuses. The Medical Office Portfolio includes total gross properties and lease intangibles of $760.1 million and debt of $483.6 million as of June 30, 2018.

Master Lease Portfolio

The Master Lease Portfolio is comprised of 17 retail properties and three industrial properties geographically dispersed throughout the U.S., with more than 50% of the portfolio, by carrying value, located in Utah, Florida, Texas and Minnesota. These properties collectively comprise 5.0 million square feet and were leased back to the seller under corporate guaranteed master net lease agreements with initial terms of 24.6 years and periodic rent escalations. The Master Lease Portfolio includes total gross properties of $505.0 million and debt of $262.0 million as of June 30, 2018.

Investing and Servicing Segment Property Portfolio

The REIS Equity Portfolio is comprised of 23 commercial real estate properties and one equity interest in an unconsolidated commercial real estate property. The REIS Equity Portfolio includes total gross properties and lease intangibles of $372.6 million and debt of $218.9 million as of June 30, 2018.  Refer to Note 3 for further discussion of the REIS Equity Portfolio.

The table below summarizes our properties held as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	Depreciable Life	June 30, 2018	December 31, 2017
Property Segment
Land and land improvements	0 – 15 years	$661,101	$585,915
Buildings and building improvements	5 – 45 years	2,066,975	1,838,266
Furniture & fixtures	3 – 7 years	41,993	31,028
Investing and Servicing Segment
Land and land improvements	0 – 15 years	91,086	86,711
Buildings and building improvements	3 – 40 years	223,322	212,094
Furniture & fixtures	2 – 5 years	1,580	1,036
Properties, cost		3,086,057	2,755,050
Less: accumulated depreciation		(149,373)	(107,569)
Properties, net		$2,936,684	$2,647,481

During the three and six months ended June 30, 2018, we sold three and eight operating properties for $43.3 million and $95.6 million, respectively, recognizing a gain on sale of $13.4 million and $23.7 million, respectively, within gain on sale of investments and other assets in our condensed consolidated statements of operations.  One of these properties sold in March 2018 was acquired by a third party which already held a $0.3 million non-controlling interest in the property. During the three and six months ended June 30, 2018, $2.4 million and $3.7 million, respectively, of the gain on sale was attributable to non-controlling interests. During the three and six months ended June 30, 2017, we sold three operating properties for $18.6 million which resulted in a $5.2 million gain recognized within gain on sale of investments and other assets in our condensed consolidated statement of operations.

7. Investment in Unconsolidated Entities

The table below summarizes our investment in unconsolidated entities as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	Participation /	Carrying value as of
	Ownership % (1)	June 30, 2018		December 31, 2017
Equity method:
Retail Fund	33%	$110,122		$110,704
Investor entity which owns equity in an online real estate company	50%	9,347		9,312
Equity interests in commercial real estate	50%	6,748	(2)	23,192
Equity interest in and advances to a residential mortgage originator	N/A	9,235	(3)	7,742
Various	25% - 50%	5,458		3,538
		140,910		154,488
Cost method:
Equity interest in a servicing and advisory business	6%	6,207		12,234
Investment funds which own equity in a loan servicer and other real estate assets	4% - 6%	9,225		9,225
Various	0% - 3%	10,374		9,556
		25,806		31,015
		$166,716		$185,503

(1)	None of these investments are publicly traded and therefore quoted market prices are not available.

(2)	In March 2018, our preferred equity investment in a portfolio of student housing properties was redeemed in full for cash proceeds of $16.7 million.

(3)	Includes a $2.0 million subordinated loan the Company funded during the three months ended June 30, 2018. Refer to Note 15 for further discussion.

As of June 30, 2018, the carrying value of our equity investment in a residential mortgage originator exceeded the underlying equity in net assets of such investee by $1.6 million. This difference is the result of the Company recording its investment in the investee at its acquisition date fair value, which included certain non-amortizing intangible assets not recognized by the investee.  Should the Company determine these intangible assets held by the investee are impaired, the Company will recognize such impairment loss through earnings from unconsolidated entities in our consolidated statement of operations, otherwise, such difference between the carrying value of our equity investment in the residential mortgage originator and the underlying equity in the net assets of the residential mortgage originator will continue to exist.  Other than our equity interest in the residential mortgage originator, there were no differences between the carrying value of our equity method investments and the underlying equity in the net assets of the investees as of June 30, 2018.

During the three and six months ended June 30, 2018, we did not become aware of any observable price changes in our cost method investments that are within the scope of ASU 2016-01 or any indicators of impairment.

8. Goodwill and Intangibles

Goodwill

Goodwill at June 30, 2018 and December 31, 2017 represents the excess of consideration transferred over the fair value of net assets of LNR Property LLC (“LNR”) acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes a network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets.

Intangible Assets

Servicing Rights Intangibles

In connection with the LNR acquisition, we identified domestic servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. At June 30, 2018 and December 31, 2017 the balance of the domestic servicing intangible was net of $23.8 million and $28.2 million, respectively, which was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of June 30, 2018 and December 31, 2017, the domestic servicing intangible had a balance of $46.6 million and $59.0 million, respectively, which represents our economic interest in this asset.

Lease Intangibles

In connection with our acquisitions of commercial real estate, we recognized in-place lease intangible assets and favorable lease intangible assets associated with certain non-cancelable operating leases of the acquired properties.

The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of June 30, 2018 and December 31, 2017 (amounts in thousands):

	As of June 30, 2018			As of December 31, 2017
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
Domestic servicing rights, at fair value	$22,742	$—	$22,742	$30,759	$—	$30,759
In-place lease intangible assets	200,953	(86,308)	114,645	187,816	(65,351)	122,465
Favorable lease intangible assets	37,672	(8,373)	29,299	37,231	(7,363)	29,868
Total net intangible assets	$261,367	$(94,681)	$166,686	$255,806	$(72,714)	$183,092

The following table summarizes the activity within intangible assets for the six months ended June 30, 2018 (amounts in thousands):

	Domestic	In-place Lease	Favorable Lease
	Servicing	Intangible	Intangible
	Rights	Assets	Assets	Total
Balance as of January 1, 2018	$30,759	$122,465	$29,868	$183,092
Acquisition of additional Woodstar II Portfolio properties	—	10,015	—	10,015
Acquisition of additional REIS Equity Portfolio properties	—	7,321	2,678	9,999
Amortization	—	(23,339)	(2,160)	(25,499)
Sales	—	(705)	(883)	(1,588)
Foreign exchange gain	—	(751)	(204)	(955)
Impairment (1)	—	(361)	—	(361)
Changes in fair value due to changes in inputs and assumptions	(8,017)	—	—	(8,017)
Balance as of June 30, 2018	$22,742	$114,645	$29,299	$166,686

(1)	Impairment of intangible lease assets is recognized within other expense in our condensed consolidated statements of operations.

The following table sets forth the estimated aggregate amortization of our in-place lease intangible assets and favorable lease intangible assets for the next five years and thereafter (amounts in thousands):

2018 (remainder of)	$18,005
2019	23,515
2020	17,819
2021	15,279
2022	12,432
Thereafter	56,894
Total	$143,944

9. Secured Financing Agreements

The following table is a summary of our secured financing agreements in place as of June 30, 2018 and December 31, 2017 (dollars in thousands):

								Carrying Value at
	Current	Extended			Pledged Asset	Maximum		June 30,	December 31,
	Maturity	Maturity (a)	Pricing		Carrying Value	Facility Size		2018	2017
Lender 1 Repo 1	(b)	(b)	LIBOR + 1.75% to 5.75%		$1,618,912	$2,000,000		$1,257,271	$1,137,654
Lender 2 Repo 1	Apr 2020	Apr 2023	LIBOR + 2.00% to 2.35%		283,182	900,000	(c)	194,357	238,428
Lender 3 Repo 1	N/A	N/A	N/A		—	—		—	75,291
Lender 4 Repo 2	May 2021	May 2023	LIBOR + 2.00% to 3.25%		741,093	1,000,000	(d)	333,278	215,372
Lender 6 Repo 1	Aug 2020	N/A	LIBOR + 2.00% to 2.75%		653,722	600,000		497,045	494,353
Lender 6 Repo 2	Oct 2022	Oct 2023	GBP LIBOR + 2.75%		435,311	335,935		335,935	332,815
Lender 9 Repo 1	Sep 2018	N/A	LIBOR + 1.65%		—	—		—	65,762
Lender 10 Repo 1	Mar 2020	Mar 2022	LIBOR + 1.65% to 2.75%		171,000	140,000		136,800	77,800
Lender 11 Repo 1	Jun 2019	Jun 2020	LIBOR + 2.75%		—	200,000		—	—
Lender 11 Repo 2	Sep 2018	Sep 2022	LIBOR + 2.25% to 2.75%		79,718	250,000		54,000	—
Lender 12 Repo 1	Jun 2021	Jun 2024	LIBOR + 2.10% to 2.45%		57,291	250,000		43,500	—
Lender 7 Secured Financing	Feb 2021	Feb 2023	LIBOR + 2.25%	(e)	28,219	650,000	(f)	21,169	—
Lender 8 Secured Financing	Aug 2019	N/A	LIBOR + 4.00%		—	—		—	15,617
Conduit Repo 2	Nov 2018	Nov 2019	LIBOR + 2.25%		120,189	200,000		89,190	40,075
Conduit Repo 3	Feb 2020	Feb 2021	LIBOR + 2.10%		108,021	150,000		78,422	26,895
MBS Repo 1	(g)	(g)	LIBOR + 1.90%		—	—		—	6,510
MBS Repo 2	Dec 2019	N/A	LIBOR + 1.90% to 2.45%		100,412	69,122		69,122	222,672
MBS Repo 3	(h)	(h)	LIBOR + 1.32% to 1.95%		239,266	163,525		163,525	224,150
MBS Repo 4	(i)	N/A	LIBOR + 1.70%		167,737	110,000		39,000	77,318
MBS Repo 5	Jun 2028	Dec 2028	4.13%		25,572	150,000		23,551	—
Investing and Servicing Segment Property Mortgages	Aug 2018 to Jun 2026	N/A	Various		245,105	218,019		196,996	177,411
Ireland Portfolio Mortgage	May 2020	N/A	EURIBOR + 1.69%		475,754	340,741		340,741	349,900
Woodstar I Portfolio Mortgages	Nov 2025 to Oct 2026	N/A	3.72% to 3.97%		363,962	276,748		276,748	276,748
Woodstar I Portfolio Government Financing	Mar 2026 to Jun 2049	N/A	1.00% to 5.00%		303,177	132,308		132,308	133,418
Woodstar II Portfolio Mortgages	Jan 2028 to Apr 2028	N/A	3.81% to 3.85%		512,125	417,669		417,669	116,745
Woodstar II Portfolio Government Financing	Jun 2030 to Apr 2046	N/A	1.00% to 3.00%		133,804	7,361		7,361	—
Medical Office Portfolio Mortgages	Dec 2021	Dec 2023	LIBOR + 2.50%		695,869	524,499		491,197	497,613
Master Lease Portfolio Mortgages	Oct 2027	N/A	4.36% to 4.38%		462,552	265,900		265,900	265,900
Term Loan A	Dec 2020	Dec 2021	LIBOR + 2.25%	(e)	902,809	300,000		300,000	300,000
Revolving Secured Financing	Dec 2020	Dec 2021	LIBOR + 2.25%	(e)	—	100,000		—	—
FHLB	Feb 2021	N/A	Various		792,664	498,000		498,000	445,000
					$9,717,466	$10,249,827		6,263,085	5,813,447
Unamortized net premium								2,519	2,559
Unamortized deferred financing costs								(48,987)	(42,950)
								$6,216,617	$5,773,056

(a)	Subject to certain conditions as defined in the respective facility agreement.
(b)

Maturity date for borrowings collateralized by loans is September 2018 before extension options and September 2021 assuming exercise of extension options.  Borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions and not to exceed September 2025.

(c)	The initial maximum facility size of $600.0 million may be increased to $900.0 million, subject to certain conditions.
(d)	The initial maximum facility size of $600.0 million may be increased to $1.0 billion at our option, subject to certain conditions.
(e)	Subject to borrower’s option to choose alternative benchmark based rates pursuant to the terms of the credit agreement.
(f)	The initial maximum facility size of $300.0 million may be increased to $650.0 million, subject to certain conditions.
(g)	Facility carries a rolling 11-month term which may reset monthly with the lender’s consent not to exceed December 2018. This facility carries no maximum facility size.
(h)

Facility carries a rolling 12-month term which may reset monthly with the lender’s consent. Current maturity is June 2019. This facility carries no maximum facility size. Amounts reflect the outstanding balance as of June 30, 2018.

(i)	The date that is 270 days after the buyer delivers notice to seller, subject to a maximum date of May 2020.

In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

During the six months ended June 30, 2018, we entered into two mortgage loans with aggregate maximum borrowings of $34.8 million to finance commercial real estate previously acquired by our Investing and Servicing Segment. As of June 30, 2018, these facilities carry a remaining weighted average term of 4.0 years with floating annual interest rates of LIBOR + 2.62%.

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

In February and March 2018, we entered into mortgage loans with total borrowings of $300.9 million to finance the Q1 2018 Closing of our Woodstar II Portfolio. The loans carry 10-year terms and weighted average fixed annual interest rates of 3.82%.  Additional government sponsored mortgage loans of $7.3 million with weighted average fixed annual interest rates of 2.88% and remaining weighted average terms of 17.7 years were assumed at closing.

In April 2018, we amended the Lender 2 Repo 1 facility to extend the current maturity from October 2018 to April 2020 with three one-year extension options and allow for the option to upsize to $900.0 million, subject to certain conditions.

In April 2018, we amended the MBS Repo 4 facility to decrease available borrowings from $225.0 million to $110.0 million, decrease the pricing margin from LIBOR + 1.90% to LIBOR + 1.70% and extend the maximum maturity date from September 2018 to May 2020.

In May 2018, we amended the Lender 4 Repo 2 facility to extend the maturity from December 2018 to May 2021 with two one-year extension options.

In June 2018, we entered into a $150.0 million repurchase facility (“MBS Repo 5”) to finance vertical risk retention CMBS investments within our Investing and Servicing Segment. The facility carries a ten-year initial term with a six-month extension option.

In June 2018, we entered into a $250.0 million repurchase facility (“Lender 12 Repo 1”) to finance certain loans held-for-investment. The facility carries a three-year initial term with three one-year extension options and an annual interest rate of LIBOR + 2.10% to 2.45%, subject to a 25 basis point floor.

Our secured financing agreements contain certain financial tests and covenants. As of June 30, 2018, we were in compliance with all such covenants.

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

	Repurchase	Other Secured
	Agreements	Financing	Total
2018 (remainder of)	$235,346	$12,136	$247,482
2019	280,352	176,819	457,171
2020	888,834	354,431	1,243,265
2021	450,057	678,060	1,128,117
2022	891,061	30,648	921,709
Thereafter	569,346	1,695,995	2,265,341
Total	$3,314,996	$2,948,089	$6,263,085

For the three and six months ended June 30, 2018, approximately $5.8 million and $10.9 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations. For the three and six months ended June 30, 2017, approximately $4.7 million and $9.4 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations.

The following table sets forth our outstanding balance of repurchase agreements related to the following asset collateral classes as of June 30, 2018 and December 31, 2017 (amounts in thousands):

Class of Collateral	June 30, 2018	December 31, 2017
Loans held-for-investment	$2,821,623	$2,637,475
Loans held-for-sale	198,175	66,970
Investment securities	295,198	530,650
	$3,314,996	$3,235,095

We seek to mitigate risks associated with our repurchase agreements by managing risk related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value.  The margin call provisions under the majority of our repurchase facilities, consisting of 31% of these agreements, do not permit valuation adjustments based on capital markets activity.  Instead, margin calls on these facilities are limited to collateral-specific credit marks.  To monitor credit risk associated with the performance and value of our loans and investments, our asset management team regularly reviews our investment portfolios and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary.  For repurchase agreements containing margin call provisions for general capital markets activity, approximately 28% of these pertain to our loans held-for-sale, for which we manage credit risk through the purchase of credit index instruments.  We further seek to manage risks associated with our repurchase agreements by matching the maturities and interest rate characteristics of our loans with the related repurchase agreements.

10. Unsecured Senior Notes

The following table is a summary of our unsecured senior notes outstanding as of June 30, 2018 and December 31, 2017 (dollars in thousands):

				Remaining
	Coupon	Effective	Maturity	Period of		Carrying Value at
	Rate	Rate (1)	Date	Amortization		June 30, 2018	December 31, 2017
2018 Convertible Notes	N/A	N/A	N/A	N/A		—	369,981
2019 Convertible Notes	4.00%	5.35%	1/15/2019	0.5	years	341,363	341,363
2021 Senior Notes (February)	3.63%	3.89%	2/1/2021	2.6	years	500,000	—
2021 Senior Notes (December)	5.00%	5.32%	12/15/2021	3.5	years	700,000	700,000
2023 Convertible Notes	4.38%	4.86%	4/1/2023	4.8	years	250,000	250,000
2025 Senior Notes	4.75%	5.04%	3/15/2025	6.7	years	500,000	500,000
Total principal amount						2,291,363	2,161,344
Unamortized discount—Convertible Notes						(7,556)	(11,186)
Unamortized discount—Senior Notes						(18,483)	(16,654)
Unamortized deferred financing costs						(9,348)	(8,269)
Carrying amount of debt components						$2,255,976	$2,125,235
Carrying amount of conversion option equity components recorded in additional paid-in capital for outstanding convertible notes						$6,423	$31,638

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

Convertible Senior Notes

In March 2018, we repaid the full outstanding principal amount of the 4.55% Convertible Senior Notes due 2018 (the “2018 Notes”) in cash upon their maturity. We recognized interest expense of $7.6 million and $18.9 million during the three and six months ended June 30, 2018, respectively, from our unsecured convertible senior notes. We recognized interest expense of $19.2 million and $38.7 million during the three and six months ended June 30, 2017, respectively, from our unsecured convertible senior notes.

On March 29, 2017, we issued $250.0 million of 4.375% Convertible Senior Notes due 2023 (the “2023 Notes”).  The proceeds from the issuance of the 2023 Notes were used to repurchase $230.0 million of the 2018 Notes for $250.7 million. The repurchase price was allocated between the fair value of the liability component and the fair value of the equity component of the 2018 Notes at the repurchase date. The portion of the repurchase price attributable to the equity component totaled $18.1 million and was recognized as a reduction of additional paid-in capital during the six months ended June 30, 2017. The portion of the repurchase price attributable to the liability component exceeded the net carrying amount of the liability component by $5.9 million, which was recognized as a loss on extinguishment of debt in our condensed consolidated statement of operations for the six months ended June 30, 2017.

The following table details the conversion attributes of our Convertible Notes outstanding as of June 30, 2018 (amounts in thousands, except rates):

	June 30, 2018		Conversion Spread Value - Shares (3)
	Conversion	Conversion	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Rate (1)	Price (2)	2018	2017	2018	2017
2018 Notes	N/A	N/A	—	1,162	—	1,157
2019 Notes	51.4738	$19.43	1,863	1,980	1,900	1,971
2023 Notes	38.5959	$25.91	—	—	—	—
			1,863	3,142	1,900	3,128

(1)

The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of Convertible Notes converted, as adjusted in accordance with the indentures governing the Convertible Notes (including the applicable supplemental indentures).

(2)	As of June 30, 2018 and 2017, the market price of the Company’s common stock was $21.71 and $22.39 per share, respectively.

(3)	The conversion spread value represents the portion of the Convertible Notes that are “in-the-money”, representing the value that would be delivered to investors in shares upon an assumed conversion.

The if-converted value of the 4.00% Convertible Senior Notes due 2019 (the “2019 Notes”) exceeded their principal amount by $40.1 million at June 30, 2018 as the closing market price of the Company’s common stock of $21.71 per share exceeded the implicit conversion price of $19.43 per share. However, the if‑converted value of the 2023 Notes was less than their principal amount by $40.5 million at June 30, 2018 as the closing market price of the Company’s common stock was less than the implicit conversion price of $25.91 per share.

Due to facts and circumstances existing as of June 30, 2018, the Company no longer asserts its intent to fully settle the principal amount of the Convertible Notes in cash upon conversion. The if-converted value of the principal amount of the 2019 Notes and 2023 Notes was $341.4 million and $209.5 million, respectively, as of June 30, 2018.

Subsequent to June 30, 2018, we received redemptions related to our 2019 Notes with a par amount totaling $258.8 million. Based on the Company’s closing share price as of August 7, 2018, these redemptions represent $299.6 million of total value, of which $104.0 million settled in July 2018 through the issuance of 4.7 million shares. We expect to settle the remaining $195.6 million of value through share issuances totaling $168.1 million and cash payments totaling $27.5 million.

11. Loan Securitization/Sale Activities

As described below, we regularly sell loans and notes under various strategies. We evaluate such sales as to whether they meet the criteria for treatment as a sale—legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint, and transfer of control.

Within the Investing and Servicing Segment, we originate commercial mortgage loans with the intent to sell these mortgage loans to VIEs for the purposes of securitization. These VIEs then issue CMBS that are collateralized in part by these assets, as well as other assets transferred to the VIE. In certain instances, we retain an interest in the VIE and/or serve as special servicer for the VIE. The following summarizes the fair value and par value of loans sold from our conduit platform, as well as the amount of sale proceeds used in part to repay the outstanding balance of the repurchase agreements associated with these loans for the three and six months ended June 30, 2018 and 2017 (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Fair value of loans sold	$215,133	$291,182	$481,765	$470,478
Par value of loans sold	208,141	272,293	464,959	440,857
Repayment of repurchase agreements	157,538	206,461	351,382	332,979

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

			Loan Transfers
	Loan Transfers Accounted		Accounted for as Secured
	for as Sales		Borrowings
	Face Amount	Proceeds	Face Amount	Proceeds
For the Three Months Ended June 30,
2018	$50,000	$49,447	$—	$—
2017	—	—	—	—
For the Six Months Ended June 30,
2018	$196,400	$194,720	$—	$—
2017	38,750	37,079	—	—

During the three and six months ended June 30, 2018 and 2017, gains (losses) recognized by the Lending Segment on sales of loans were not material.

12. Derivatives and Hedging Activity

Risk Management Objective of Using Derivatives

We are exposed to certain risks arising from both our business operations and economic conditions. Refer to Note 13 to the consolidated financial statements included in our Form 10-K for further discussion of our risk management objectives and policies.

Designated Hedges

The Company does not generally elect to apply the hedge accounting designation to its hedging instruments.  During the three and six months ended June 30, 2018, the Company’s only designated hedges were comprised of one and two outstanding interest rate swaps, respectively, that have been designated as cash flow hedges of the interest rate risk associated with forecasted interest payments.  As of June 30, 2018, the fair value of the one remaining cash flow hedge was not material.  Additionally, during the three and six months ended June 30, 2018 and 2017 the impact of these cash flow hedges on our net income was not material and we did not recognize any hedge ineffectiveness in earnings associated with these cash flow hedges.

Non-designated Hedges and Derivatives

The Company has entered into the following types of non-designated hedges and derivatives:

•

Foreign exchange (“Fx”) forwards whereby we agree to buy or sell a specified amount of foreign currency for a specified amount of USD at a future date, economically fixing the USD amounts of foreign denominated cash flows we expect to receive or pay related to certain foreign denominated loan investments and properties;

•	Interest rate contracts which hedge a portion of our exposure to changes in interest rates;
•	Credit index instruments which hedge a portion of our exposure to the credit risk of our commercial loans held-for-sale; and
•

Forward loan purchase commitments whereby we agree to buy a specified amount of residential mortgage loans at a future date for a specified price and the counterparty is contractually obligated to deliver such mortgage loans (see Note 21).

The following table summarizes our non-designated Fx forwards, interest rate contracts, credit index instruments and forward loan purchase commitments as of June 30, 2018 (notional amounts in thousands):

Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx contracts – Sell Euros ("EUR")	35	339,241	EUR	July 2018 – March 2022
Fx contracts – Buy Pounds Sterling ("GBP")	2	5,145	GBP	July 2019
Fx contracts – Sell Pounds Sterling ("GBP")	132	200,841	GBP	July 2018 – December 2021
Interest rate swaps – Paying fixed rates	26	1,003,449	USD	April 2019 – July 2028
Interest rate swaps – Receiving fixed rates	2	970,000	USD	January 2021 – March 2025
Interest rate caps	2	294,000	EUR	May 2020
Interest rate caps	10	127,054	USD	November 2018 – October 2021
Credit index instruments	9	74,000	USD	September 2058 – November 2059
Forward loan purchase commitments	2	65,000	USD	September 2018
Total	220

The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017 (amounts in thousands):

	Fair Value of Derivatives		Fair Value of Derivatives
	in an Asset Position (1) as of		in a Liability Position (2) as of
	June 30,	December 31,	June 30,	December 31,
	2018	2017	2018	2017
Derivatives designated as hedging instruments:
Interest rate swaps	$7	$25	$—	$—
Total derivatives designated as hedging instruments	7	25	—	—
Derivatives not designated as hedging instruments:
Interest rate contracts	45,835	27,234	25,078	2,781
Foreign exchange contracts	4,455	6,400	11,057	33,419
Credit index instruments	518	239	—	—
Total derivatives not designated as hedging instruments	50,808	33,873	36,135	36,200
Total derivatives	$50,815	$33,898	$36,135	$36,200

(1)	Classified as derivative assets in our condensed consolidated balance sheets.

(2)	Classified as derivative liabilities in our condensed consolidated balance sheets.

The tables below present the effect of our derivative financial instruments on the condensed consolidated statements of operations and of comprehensive income for the three and six months ended June 30, 2018 and 2017 (amounts in thousands):

		Gain (Loss)
	Gain (Loss)	Reclassified	Gain (Loss)
	Recognized	from AOCI	Recognized
Derivatives Designated as Hedging Instruments	in OCI	into Income	in Income	Location of Gain (Loss)
For the Three Months Ended June 30,	(effective portion)	(effective portion)	(ineffective portion)	Recognized in Income
2018	$(1)	$22	$—	Interest expense
2017	$1	$(1)	$—	Interest expense

For the Six Months Ended June 30,
2018	$8	$26	$—	Interest expense
2017	$48	$(30)	$—	Interest expense

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Recognized in Income for the		Recognized in Income for the
Derivatives Not Designated	Location of Gain (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
as Hedging Instruments	Recognized in Income	2018	2017	2018	2017
Interest rate contracts	Gain (loss) on derivative financial instruments	$(128)	$(7,822)	$6,109	$(6,354)
Foreign exchange contracts	Gain (loss) on derivative financial instruments	32,818	(29,422)	9,675	(35,164)
Credit index instruments	Gain (loss) on derivative financial instruments	(68)	(342)	(21)	(417)
		$32,622	$(37,586)	$15,763	$(41,935)

13. Offsetting Assets and Liabilities

The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

				(iv)
				Gross Amounts Not
				Offset in the Statement
		(ii)	(iii) = (i) - (ii)	of Financial Position
		Gross Amounts	Net Amounts		Cash
	(i)	Offset in the	Presented in		Collateral
	Gross Amounts	Statement of	the Statement of	Financial	Received /	(v) = (iii) - (iv)
	Recognized	Financial Position	Financial Position	Instruments	Pledged	Net Amount
As of June 30, 2018
Derivative assets	$50,815	$—	$50,815	$4,966	$—	$45,849
Derivative liabilities	$36,135	$—	$36,135	$4,966	$19,433	$11,736
Repurchase agreements	3,314,996	—	3,314,996	3,314,996	—	—
	$3,351,131	$—	$3,351,131	$3,319,962	$19,433	$11,736
As of December 31, 2017
Derivative assets	$33,898	$—	$33,898	$6,523	$—	$27,375
Derivative liabilities	$36,200	$—	$36,200	$6,523	$15,333	$14,344
Repurchase agreements	3,235,095	—	3,235,095	3,235,095	—	—
	$3,271,295	$—	$3,271,295	$3,241,618	$15,333	$14,344

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

We also hold controlling interests in non-securitization entities that are considered VIEs, most of which were established to facilitate the acquisition of certain properties.  SPT Dolphin, the entity which holds the Woodstar II Portfolio, is a VIE because the third party interest holders do not carry kick-out rights or substantive participating rights.  We were deemed to be the primary beneficiary of the VIE because we possess both the power to direct the activities of the VIE that most significantly impact its economic performance and a significant economic interest in the entity.  This VIE had assets of $667.0 million and liabilities of $428.8 million as of June 30, 2018.  In total, our consolidated non-securitization VIEs had assets of $800.3 million and liabilities of $508.4 million as of June 30, 2018.

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

As of June 30, 2018, two of our CDO structures were in default or imminent default, which, pursuant to the underlying indentures, changes the rights of the variable interest holders. Upon default of a CDO, the trustee or senior note holders are allowed to exercise certain rights, including liquidation of the collateral, which at that time, is the activity which would most significantly impact the CDO’s economic performance. Further, when the CDO is in default, the collateral administrator no longer has the option to purchase securities from the CDO. In cases where the CDO is in default and we do not have the ability to exercise rights which would most significantly impact the CDO’s economic performance, we do not consolidate the VIE.  As of June 30, 2018, neither of these CDO structures were consolidated.

As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of June 30, 2018, our maximum risk of loss related to securitization VIEs in which we were not the primary beneficiary was $52.4 million on a fair value basis.

As of June 30, 2018, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances of $10.6 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.

We also hold passive non-controlling interests in certain unconsolidated entities that are considered VIEs. We are not the primary beneficiaries of these VIEs as we do not possess the power to direct the activities of the VIEs that most significantly impact their economic performance and therefore report our interests, which totaled $128.6 million as of June 30, 2018, within investment in unconsolidated entities on our condensed consolidated balance sheet.  Our maximum risk of loss is limited to our carrying value of the investments.

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

Base Management Fee.  For the three months ended June 30, 2018 and 2017, approximately $18.0 million and $16.9 million, respectively, was incurred for base management fees. For the six months ended June 30, 2018 and 2017, approximately $35.5 million and $33.8 million, respectively, was incurred for base management fees. As of June 30, 2018 and December 31, 2017, there were $18.0 million and $17.1 million, respectively, of unpaid base management fees included in related-party payable in our condensed consolidated balance sheets.

Incentive Fee.  For the three months ended June 30, 2018 and 2017, approximately $5.7 million and $4.3 million, respectively, was incurred for incentive fees. For the six months ended June 30, 2018 and 2017, approximately $15.3 million and $9.8 million, respectively, was incurred for incentive fees. As of June 30, 2018 and December 31, 2017, approximately $5.7 million and $22.0 million, respectively, of unpaid incentive fees were included in related-party payable in our condensed consolidated balance sheets.

Expense Reimbursement.  For the three months ended June 30, 2018 and 2017, approximately $1.9 million and $1.3 million, respectively, was incurred for executive compensation and other reimbursable expenses and recognized within general and administrative expenses in our condensed consolidated statements of operations. For the six months ended June 30, 2018 and 2017, approximately $4.0 million and $2.8 million, respectively, was incurred for executive compensation and other reimbursable expenses. As of June 30, 2018 and December 31, 2017, approximately $1.6 million and $3.3 million, respectively, of unpaid reimbursable executive compensation and other expenses were included in related-party payable in our condensed consolidated balance sheets.

Equity Awards. In certain instances, we issue RSAs to certain employees of affiliates of our Manager who perform services for us.  During the three months ended June 30, 2018 and 2017, there were no RSA’s granted.  Expenses related to the vesting of awards to employees of affiliates of our Manager were $0.8 million during both the three months ended June 30, 2018 and 2017 and are reflected in general and administrative expenses in our condensed consolidated statements of operations. During the six months ended June 30, 2018 and 2017, we granted 189,813 and 138,264 RSAs, respectively, at grant date fair values of $4.0 million and $3.1 million, respectively. Expenses related to the vesting of awards to employees of affiliates of our Manager were $1.3 million and $1.4 million during the six months ended June 30, 2018 and 2017, respectively. These shares generally vest over a three-year period.

Manager Equity Plan

In May 2017, the Company’s shareholders approved the Starwood Property Trust, Inc. 2017 Manager Equity Plan (the “2017 Manager Equity Plan”) which replaced the Starwood Property Trust, Inc. Manager Equity Plan (“Manager Equity Plan”). In April 2018, we granted 775,000 RSUs to our Manager under the 2017 Manager Equity Plan.  In March 2017, we granted 1,000,000 RSUs to our Manager under the Manager Equity Plan.  In May 2015, we granted 675,000 RSUs to our Manager under the Manager Equity Plan.  In connection with these grants and prior similar grants, we recognized share-based compensation expense of $3.3 million and $2.9 million within management fees in our condensed consolidated statements of operations for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, we recognized $6.2 million and $4.4 million, respectively, related to these awards. Refer to Note 16 for further discussion of these grants.

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

During the three months ended June 30, 2018, the Company acquired $44.4 million of loans held-for-sale from a residential mortgage originator in which it holds an equity interest. Also during the three months ended June 30, 2018, the Company originated a $2.0 million subordinated loan to this residential mortgage originator which carries an 8% fixed interest rate and matures in September 2019. Refer to Note 7 for further discussion.

In June 2018, a subordinate CMBS investment in a securitization issued by an affiliate of our Manager was paid off in full. We acquired the security, which was secured by five regional malls in Ohio, California and Washington, for $84.1 million in December 2013. In January 2016, we acquired an additional $9.7 million of this subordinate CMBS investment.

Acquisitions from Consolidated CMBS Trusts

Our Investing and Servicing Segment acquires interests in properties for its REIS Equity Portfolio from CMBS trusts, some of which are consolidated as VIEs on our balance sheet.  Acquisitions from consolidated VIEs are reflected as repayment of debt of consolidated VIEs in our condensed consolidated statements of cash flows.  During the three months ended June 30, 2017, we acquired $19.7 million of net real estate assets from consolidated CMBS trusts for a gross purchase price of $19.9 million. No real estate assets were acquired from consolidated CMBS trusts during the three months ended June 30, 2018.  During the six months ended June 30, 2018 and 2017, we acquired $27.7 million and $19.7 million, respectively, of net real estate assets from consolidated CMBS trusts for a gross purchase price of $28.0 million and $19.9 million, respectively. Refer to Note 3 for further discussion of these acquisitions.

Refer to Note 16 to the consolidated financial statements included in our Form 10-K for further discussion of related-party agreements.

16. Stockholders’ Equity and Non-Controlling Interests

During the six months ended June 30, 2018 our board of directors declared the following dividends:

Declaration Date	Record Date	Ex-Dividend Date	Payment Date	Amount	Frequency
5/4/18	6/29/18	6/27/18	7/13/18	$0.48	Quarterly
2/28/18	3/30/18	3/28/18	4/13/18	$0.48	Quarterly

During the six months ended June 30, 2018 and 2017, there were no shares issued under our At-The-Market Equity Offering Sales Agreement.  During the six months ended June 30, 2018 and 2017, shares issued under the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) were not material.

In February 2017, our board of directors extended the term of our $500.0 million common stock and Convertible Note repurchase program through January 2019.  Refer to Note 17 to the consolidated financial statements included in our Form 10-K for further information regarding the repurchase program. During the six months ended June 30, 2018, we repurchased 573,255 shares of common stock for $12.1 million and no Convertible Notes under our repurchase program.  There were no share or Convertible Notes repurchases under the repurchase program during the six months ended June 30, 2017.    The repurchase of the 2018 Notes discussed in Note 10 was not considered part of the repurchase program and therefore did not reduce our available capacity for future repurchases under the repurchase program. As of June 30, 2018, we had $250.1 million of remaining capacity to repurchase common stock and/or Convertible Notes under the repurchase program.

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

The table below summarizes our share awards granted or vested under the Manager Equity Plan and 2017 Manager Equity Plan during the six months ended June 30, 2018 and 2017 (dollar amounts in thousands):

Grant Date	Type	Amount Granted	Grant Date Fair Value	Vesting Period
April 2018	RSU	775,000	$16,329	3 years
March 2017	RSU	1,000,000	22,240	3 years
May 2015	RSU	675,000	16,511	3 years

As of June 30, 2018, there were 9.5 million shares available for future grants under the 2017 Manager Equity Plan and the 2017 Equity Plan.

Schedule of Non-Vested Shares and Share Equivalents

		2017		Weighted Average
	2017	Manager		Grant Date Fair
	Equity Plan	Equity Plan	Total	Value (per share)
Balance as of January 1, 2018	885,138	806,251	1,691,389	$21.95
Granted	486,323	775,000	1,261,323	21.14
Vested	(267,037)	(287,499)	(554,536)	21.79
Forfeited	—	—	—	—
Balance as of June 30, 2018	1,104,424	1,293,752	2,398,176	21.56

Non-Controlling Interests in Consolidated Subsidiaries

As discussed in Note 3, in connection with our Woodstar II Portfolio acquisitions, we issued 9.8 million Class A Units in SPT Dolphin.  After the earlier of (i) August 16, 2018 and (ii) three business days after the acquisition of the final property in the Woodstar II Portfolio, Class A Units are redeemable for consideration equal to the current share price of the Company’s common stock on a one-for-one basis, with the consideration paid in either cash or the Company’s common stock, at the determination of the Company.  In consolidation, the issued Class A Units are reflected as non-controlling interests in consolidated subsidiaries on our condensed consolidated balance sheets.

To the extent SPT Dolphin has sufficient cash available, the Class A Units earn a preferred return indexed to the dividend rate of the Company’s common stock.  Any distributions made pursuant to this waterfall are recognized within net income attributable to non-controlling interests in our condensed consolidated statements of operations.  During the three and six months ended June 30, 2018, we recognized net income attributable to non-controlling interests of $4.6 million and $7.1 million, respectively, associated with these Class A Units.

In March 2018, we acquired the non-controlling interest held by a third party in one of our consolidated REIS Equity Portfolio properties, which was carried at $0.3 million, for $3.3 million.  The excess of the consideration paid to acquire the non-controlling interest over the carrying value of the non-controlling interest was recorded as a reduction of stockholders’ equity in March 2018.

17. Earnings per Share

The following table provides a reconciliation of net income and the number of shares of common stock used in the computation of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Basic Earnings
Income attributable to STWD common stockholders	$109,230	$117,380	$209,162	$219,738
Less: Income attributable to participating shares not already deducted as non-controlling interests	(1,034)	(828)	(1,755)	(1,728)
Basic earnings	$108,196	$116,552	$207,407	$218,010

Diluted Earnings
Income attributable to STWD common stockholders	$109,230	$117,380	$209,162	$219,738
Less: Income attributable to participating shares not already deducted as non-controlling interests	(1,034)	(828)	(1,755)	(1,728)
Add: Interest expense on Convertible Notes (1)	7,593	N/A	15,159	N/A
Diluted earnings	$115,789	$116,552	$222,566	$218,010

Number of Shares:
Basic — Average shares outstanding	260,998	259,472	260,832	259,236
Effect of dilutive securities — Convertible Notes (1)	27,134	3,142	27,044	3,128
Effect of dilutive securities — Contingently issuable shares	128	96	128	96
Effect of dilutive securities — Unvested non-participating shares	50	141	36	104
Diluted — Average shares outstanding	288,310	262,851	288,040	262,564

Earnings Per Share Attributable to STWD Common Stockholders:
Basic	$0.41	$0.45	$0.80	$0.84
Diluted	$0.40	$0.44	$0.77	$0.83

(1)

Prior to June 30, 2018, the Company had asserted its intent and ability to settle the principal amount of the Convertible Notes in cash.  Accordingly, under GAAP, the dilutive effect to EPS for the prior year periods was determined using the treasury stock method by dividing only the “conversion spread value” of the “in-the-money” Convertible Notes by the Company’s average share price and including the resulting share amount in the diluted EPS denominator.  The conversion value of the principal amount of the Convertible Notes was not included.  As of June 30, 2018, the Company no longer asserts its intent to fully settle the principal amount of the Convertible Notes in cash upon conversion.  Accordingly, under GAAP, the dilutive effect to EPS for the current year periods is determined using the “if-converted” method whereby interest expense on the outstanding Convertible Notes is added back to the diluted EPS numerator and the full number of potential shares contingently issuable upon their conversion is included in the diluted EPS denominator. Refer to Note 10 for further discussion.

As of June 30, 2018 and 2017, participating shares of 11.9 million and 1.7 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above. Such participating shares at June 30, 2018 included 9.8 million potential shares of our common stock issuable upon redemption of the Class A Units in SPT Dolphin, as discussed in Note 16.

18. Accumulated Other Comprehensive Income

The changes in AOCI by component are as follows (amounts in thousands):

		Cumulative
		Unrealized Gain
	Effective Portion of	(Loss) on	Foreign
	Cumulative Loss on	Available-for-	Currency
	Cash Flow Hedges	Sale Securities	Translation	Total
Three Months Ended June 30, 2018
Balance at April 1, 2018	$30	$59,052	$16,228	$75,310
OCI before reclassifications	(1)	1,052	(8,176)	(7,125)
Amounts reclassified from AOCI	(22)	(29)	—	(51)
Net period OCI	(23)	1,023	(8,176)	(7,176)
Balance at June 30, 2018	$7	$60,075	$8,052	$68,134
Three Months Ended June 30, 2017
Balance at April 1, 2017	$50	$46,775	$(6,758)	$40,067
OCI before reclassifications	1	4,917	11,005	15,923
Amounts reclassified from AOCI	1	(10)	—	(9)
Net period OCI	2	4,907	11,005	15,914
Balance at June 30, 2017	$52	$51,682	$4,247	$55,981
Six Months Ended June 30, 2018
Balance at January 1, 2018	$25	$57,889	$12,010	$69,924
OCI before reclassifications	8	2,261	(3,958)	(1,689)
Amounts reclassified from AOCI	(26)	(75)	—	(101)
Net period OCI	(18)	2,186	(3,958)	(1,790)
Balance at June 30, 2018	$7	$60,075	$8,052	$68,134
Six Months Ended June 30, 2017
Balance at January 1, 2017	$(26)	$44,929	$(8,765)	$36,138
OCI before reclassifications	48	6,848	13,012	19,908
Amounts reclassified from AOCI	30	(95)	—	(65)
Net period OCI	78	6,753	13,012	19,843
Balance at June 30, 2017	$52	$51,682	$4,247	$55,981

The reclassifications out of AOCI impacted the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 as follows (amounts in thousands):

	Amounts Reclassified from		Amounts Reclassified from
	AOCI during the Three Months		AOCI during the Six Months		Affected Line Item
	Ended June 30,		Ended June 30,		in the Statements
Details about AOCI Components	2018	2017	2018	2017	of Operations
Gain (loss) on cash flow hedges:
Interest rate contracts	$22	$(1)	$26	$(30)	Interest expense
Unrealized gains on available-for-sale securities:
Interest realized upon collection	—	10	46	95	Interest income from investment securities
Net realized gain on sale of investment	29	—	29	—	Gain on sale of investments and other assets, net
Total	29	10	75	95
Total reclassifications for the period	$51	$9	$101	$65

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

Fair Value Disclosures

The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the condensed consolidated balance sheets by their level in the fair value hierarchy as of June 30, 2018 and December 31, 2017 (amounts in thousands):

	June 30, 2018
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$1,092,769	$—	$195,510	$897,259
RMBS	235,796	—	—	235,796
CMBS	52,426	—	27,776	24,650
Equity security	13,037	13,037	—	—
Domestic servicing rights	22,742	—	—	22,742
Derivative assets	50,815	—	50,815	—
VIE assets	48,044,873	—	—	48,044,873
Total	$49,512,458	$13,037	$274,101	$49,225,320
Financial Liabilities:
Derivative liabilities	$36,135	$—	$36,135	$—
VIE liabilities	46,976,428	—	44,974,313	2,002,115
Total	$47,012,563	$—	$45,010,448	$2,002,115

	December 31, 2017
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$745,743	$—	$—	$745,743
RMBS	247,021	—	—	247,021
CMBS	24,191	—	—	24,191
Equity security	13,523	13,523	—	—
Domestic servicing rights	30,759	—	—	30,759
Derivative assets	33,898	—	33,898	—
VIE assets	51,045,874	—	—	51,045,874
Total	$52,141,009	$13,523	$33,898	$52,093,588
Financial Liabilities:
Derivative liabilities	$36,200	$—	$36,200	$—
VIE liabilities	50,000,010	—	47,811,073	2,188,937
Total	$50,036,210	$—	$47,847,273	$2,188,937

The changes in financial assets and liabilities classified as Level III are as follows for the three and six months ended June 30, 2018 and 2017 (amounts in thousands):

				Domestic
	Loans			Servicing		VIE
Three Months Ended June 30, 2018	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
April 1, 2018 balance	$723,733	$240,853	$23,969	$24,945	$49,233,307	$(2,205,734)	$48,041,073
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	14,833	141	(542)	(2,203)	(1,766,507)	297,960	(1,456,318)
Net accretion	—	2,622	—	—	—	—	2,622
Included in OCI	—	1,023	—	—	—	—	1,023
Purchases / Originations	633,433	—	1,463	—	—	—	634,896
Sales	(215,133)	(807)	—	—	—	—	(215,940)
Cash repayments / receipts	(64,097)	(8,036)	(240)	—	—	(45,177)	(117,550)
Transfers into Level III	—	—	—	—	—	(160,071)	(160,071)
Transfers out of Level III	(195,510)	—	—	—	—	109,592	(85,918)
Consolidation of VIEs	—	—	—	—	725,189	—	725,189
Deconsolidation of VIEs	—	—	—	—	(147,116)	1,315	(145,801)
June 30, 2018 balance	$897,259	$235,796	$24,650	$22,742	$48,044,873	$(2,002,115)	$47,223,205
Amount of total gains (losses) included in earnings attributable to assets still held at June 30, 2018	$2,071	$2,623	$(542)	$(2,203)	$(1,766,507)	$297,960	$(1,466,598)

				Domestic
	Loans			Servicing		VIE
Three Months Ended June 30, 2017	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
April 1, 2017 balance	$340,266	$249,419	$15,472	$46,649	$60,185,851	$(2,161,295)	$58,676,362
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	15,406	—	(2,343)	(8,001)	(5,702,684)	213,503	(5,484,119)
OTTI	—	(109)	—	—	—	—	(109)
Net accretion	—	3,302	—	—	—	—	3,302
Included in OCI	—	4,907	—	—	—	—	4,907
Purchases / Originations	557,068	7,433	—	—	—	—	564,501
Sales	(291,182)	—	(700)	—	—	—	(291,882)
Issuances	—	—	—	—	—	(5,429)	(5,429)
Cash repayments / receipts	(11,442)	(8,555)	(1,322)	—	—	(5,240)	(26,559)
Transfers into Level III	—	—	—	—	—	(319,457)	(319,457)
Transfers out of Level III	—	—	—	—	—	34,288	34,288
Consolidation of VIEs	—	—	—	—	—	—	—
Deconsolidation of VIEs	—	—	2,741	—	(580,452)	79,037	(498,674)
June 30, 2017 balance	$610,116	$256,397	$13,848	$38,648	$53,902,715	$(2,164,593)	$52,657,131
Amount of total (losses) gains included in earnings attributable to assets still held at June 30, 2017	$(3,291)	$3,186	$396	$(8,001)	$(5,702,684)	$213,503	$(5,496,891)

				Domestic
	Loans			Servicing		VIE
Six Months Ended June 30, 2018	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
January 1, 2018 balance	$745,743	$247,021	$24,191	$30,759	$51,045,874	$(2,188,937)	$49,904,651
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	22,633	141	13	(8,017)	(3,793,715)	535,050	(3,243,895)
Net accretion	—	5,441	—	—	—	—	5,441
Included in OCI	—	2,186	—	—	—	—	2,186
Purchases / Originations	910,692	—	1,463	—	—	—	912,155
Sales	(481,765)	(807)	—	—	—	—	(482,572)
Issuances	—	—	—	—	—	(7,948)	(7,948)
Cash repayments / receipts	(104,534)	(18,186)	(1,017)	—	—	(57,810)	(181,547)
Transfers into Level III	—	—	—	—	—	(690,959)	(690,959)
Transfers out of Level III	(195,510)	—	—	—	—	317,850	122,340
Consolidation of VIEs	—	—	—	—	1,815,070	—	1,815,070
Deconsolidation of VIEs	—	—	—	—	(1,022,356)	90,639	(931,717)
June 30, 2018 balance	$897,259	$235,796	$24,650	$22,742	$48,044,873	$(2,002,115)	$47,223,205
Amount of total gains (losses) included in earnings attributable to assets still held at June 30, 2018	$1,482	$5,388	$13	$(8,017)	$(3,793,715)	$535,050	$(3,259,799)

				Domestic
	Loans			Servicing		VIE
Six Months Ended June 30, 2017	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
January 1, 2017 balance	$63,279	$253,915	$31,546	$55,082	$67,123,261	$(2,585,369)	$64,941,714
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	25,999	—	(3,686)	(16,434)	(12,239,909)	598,484	(11,635,546)
OTTI	—	(109)	—	—	—	—	(109)
Net accretion	—	7,188	—	—	—	—	7,188
Included in OCI	—	6,753	—	—	—	—	6,753
Purchases / Originations	1,002,955	7,433	—	—	—	—	1,010,388
Sales	(470,478)	—	(11,134)	—	—	—	(481,612)
Issuances	—	—	—	—	—	(10,188)	(10,188)
Cash repayments / receipts	(11,639)	(18,783)	(7,088)	—	—	(36,036)	(73,546)
Transfers into Level III	—	—	—	—	—	(383,427)	(383,427)
Transfers out of Level III	—	—	—	—	—	163,740	163,740
Consolidation of VIEs	—	—	—	—	1,127,952	—	1,127,952
Deconsolidation of VIEs	—	—	4,210	—	(2,108,589)	88,203	(2,016,176)
June 30, 2017 balance	$610,116	$256,397	$13,848	$38,648	$53,902,715	$(2,164,593)	$52,657,131
Amount of total (losses) gains included in earnings attributable to assets still held at June 30, 2017	$(3,291)	$6,973	$228	$(16,434)	$(12,239,909)	$598,484	$(11,653,949)

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

The following table presents the fair values, all of which are classified in Level III of the fair value hierarchy, of our financial instruments not carried at fair value on the condensed consolidated balance sheets (amounts in thousands):

	June 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets not carried at fair value:
Loans held-for-investment and loans transferred as secured borrowings	$7,002,393	$7,084,822	$6,636,898	$6,729,302
HTM securities	140,676	143,656	433,468	428,338
Financial liabilities not carried at fair value:
Secured financing agreements and secured borrowings on transferred loans	$6,290,675	$6,215,340	$5,847,241	$5,810,998
Unsecured senior notes	2,255,976	2,271,438	2,125,235	2,191,285

The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Carrying Value at	Valuation	Unobservable	Range as of (1)
	June 30, 2018	Technique	Input	June 30, 2018	December 31, 2017
Loans held-for-sale, fair value option	$897,259	Discounted cash flow	Yield (b)	4.8% - 6.0%	4.3% - 6.0%
			Duration (c)	1.8 - 12.3 years	1.8 - 12.1 years
RMBS	235,796	Discounted cash flow	Constant prepayment rate (a)	2.6% - 24.2%	2.5% - 21.4%
			Constant default rate (b)	1.0% - 5.5%	0.9% - 5.8%
			Loss severity (b)	15% - 81% (e)	14% - 75% (e)
			Delinquency rate (c)	5% - 32%	4% - 33%
			Servicer advances (a)	23% - 83%	20% - 83%
			Annual coupon deterioration (b)	0% - 0.8%	0% - 0.8%
			Putback amount per projected total collateral loss (d)	0% - 7%	0% - 7%
CMBS	24,650	Discounted cash flow	Yield (b)	0% - 852.3%	0% - 168.5%
			Duration (c)	0 - 9.7 years	0 - 9.7 years
Domestic servicing rights	22,742	Discounted cash flow	Debt yield (a)	7.50%	7.75%
			Discount rate (b)	15%	15%
			Control migration (b)	0% - 80%	0% - 80%
VIE assets	48,044,873	Discounted cash flow	Yield (b)	0% - 815.0%	0% - 826.6%
			Duration (c)	0 - 14.2 years	0 - 14.0 years
VIE liabilities	(2,002,115)	Discounted cash flow	Yield (b)	0% - 815.0%	0% - 826.6%
			Duration (c)	0 - 14.2 years	0 - 14.0 years

(1)	The ranges of significant unobservable inputs are represented in percentages and years.

Sensitivity of the Fair Value to Changes in the Unobservable Inputs

(a)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
(b)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.
(c)

Significant increase (decrease) in the unobservable input in isolation would result in either a significantly lower or higher (higher or lower) fair value measurement depending on the structural features of the security in question.

(d)	Any delay in the putback recovery date leads to a decrease in fair value for the majority of securities in our RMBS portfolio.
(e)	72% and 81% of the portfolio falls within a range of 45%-80% as of June 30, 2018 and December 31, 2017, respectively.

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

Our TRSs engage in various real estate related operations, including special servicing of commercial real estate, originating and securitizing commercial mortgage loans, and investing in entities which engage in real estate related operations. As of June 30, 2018 and December 31, 2017, approximately $1.3 billion and $673.1 million, respectively, of assets, including $18.2 million and $24.1 million in cash, respectively, were owned by TRS entities. Our TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.

The following table is a reconciliation of our U.S. federal income tax determined using our statutory federal tax rate to our reported income tax provision for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
Federal statutory tax rate	$25,291	21.0%	$46,439	35.0%	$47,897	21.0%	$82,094	35.0%
REIT and other non-taxable income	(23,157)	(19.2)%	(37,000)	(27.9)%	(43,500)	(19.1)%	(73,425)	(31.2)%
State income taxes	558	0.5%	20	—%	1,151	0.5%	(119)	(0.1)%
Federal benefit of state tax deduction	(118)	(0.1)%	(7)	—%	(242)	(0.1)%	42	—%
Other	769	0.6%	—	—%	893	0.4%	(123)	(0.1)%
Effective tax rate	$3,343	2.8%	$9,452	7.1%	$6,199	2.7%	$8,469	3.6%

21. Commitments and Contingencies

As of June 30, 2018, we had future funding commitments on 56 loans totaling $2.0 billion, of which we expect to fund $1.8 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum debt service coverage ratios or executions of new leases before advances are made to the borrower.

In June 2018, we executed an agreement to purchase up to $600.0 million of residential mortgage loans that meet our investment criteria from a third-party residential mortgage originator over the next twelve months. As of June 30, 2018, we had outstanding purchase commitments of $65.0 million under this agreement to acquire loans at an agreed-upon price within 75 days.

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

The table below presents our results of operations for the three months ended June 30, 2018 by business segment (amounts in thousands):

			Investing			Investing
	Lending	Property	and Servicing			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$148,268	$—	$3,436	$—	$151,704	$—	$151,704
Interest income from investment securities	8,930	—	30,472	—	39,402	(28,612)	10,790
Servicing fees	50	—	24,687	—	24,737	(7,422)	17,315
Rental income	—	74,401	14,490	—	88,891	—	88,891
Other revenues	224	81	516	86	907	(51)	856
Total revenues	157,472	74,482	73,601	86	305,641	(36,085)	269,556
Costs and expenses:
Management fees	463	—	18	26,907	27,388	106	27,494
Interest expense	34,826	19,380	5,807	31,854	91,867	(275)	91,592
General and administrative	6,251	1,971	23,855	3,367	35,444	84	35,528
Acquisition and investment pursuit costs	1,692	(52)	(79)	—	1,561	—	1,561
Costs of rental operations	—	25,991	6,906	—	32,897	—	32,897
Depreciation and amortization	16	31,738	5,396	—	37,150	—	37,150
Loan loss allowance, net	25,259	—	—	—	25,259	—	25,259
Other expense	77	—	420	—	497	—	497
Total costs and expenses	68,584	79,028	42,323	62,128	252,063	(85)	251,978
Income (loss) before other income (loss), income taxes and non-controlling interests	88,888	(4,546)	31,278	(62,042)	53,578	(36,000)	17,578
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	43,946	43,946
Change in fair value of servicing rights	—	—	(3,255)	—	(3,255)	1,052	(2,203)
Change in fair value of investment securities, net	482	—	15,110	—	15,592	(7,890)	7,702
Change in fair value of mortgage loans held-for-sale, net	184	—	14,649	—	14,833	—	14,833
Earnings (loss) from unconsolidated entities	1,803	2,933	1,454	—	6,190	(720)	5,470
Gain on sale of investments and other assets, net	135	2,941	10,361	—	13,437	—	13,437
Gain (loss) on derivative financial instruments, net	19,467	19,920	(398)	(6,367)	32,622	—	32,622
Foreign currency (loss) gain, net	(13,264)	(1)	1	—	(13,264)	—	(13,264)
Loss on extinguishment of debt	—	—	(186)	—	(186)	—	(186)
Other income, net	—	489	9	—	498	—	498
Total other income (loss)	8,807	26,282	37,745	(6,367)	66,467	36,388	102,855
Income (loss) before income taxes	97,695	21,736	69,023	(68,409)	120,045	388	120,433
Income tax provision	(1,720)	(611)	(1,012)	—	(3,343)	—	(3,343)
Net income (loss)	95,975	21,125	68,011	(68,409)	116,702	388	117,090
Net income attributable to non-controlling interests	(361)	(4,684)	(2,427)	—	(7,472)	(388)	(7,860)
Net income (loss) attributable to Starwood Property Trust, Inc.	$95,614	$16,441	$65,584	$(68,409)	$109,230	$—	$109,230

The table below presents our results of operations for the three months ended June 30, 2017 by business segment (amounts in thousands):

			Investing			Investing
	Lending	Property	and Servicing			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$116,993	$—	$3,619	$—	$120,612	$—	$120,612
Interest income from investment securities	11,611	—	38,192	—	49,803	(37,433)	12,370
Servicing fees	216	—	33,663	—	33,879	(15,251)	18,628
Rental income	—	46,279	12,687	—	58,966	—	58,966
Other revenues	293	221	545	—	1,059	(66)	993
Total revenues	129,113	46,500	88,706	—	264,319	(52,750)	211,569
Costs and expenses:
Management fees	469	—	18	24,096	24,583	50	24,633
Interest expense	24,486	10,899	4,856	31,351	71,592	(275)	71,317
General and administrative	5,359	1,000	22,789	3,298	32,446	74	32,520
Acquisition and investment pursuit costs	385	99	53	—	537	—	537
Costs of rental operations	—	17,792	5,232	—	23,024	—	23,024
Depreciation and amortization	16	17,279	4,737	—	22,032	—	22,032
Loan loss allowance, net	(2,694)	—	—	—	(2,694)	—	(2,694)
Other expense	—	(34)	176	—	142	—	142
Total costs and expenses	28,021	47,035	37,861	58,745	171,662	(151)	171,511
Income (loss) before other income (loss), income taxes and non-controlling interests	101,092	(535)	50,845	(58,745)	92,657	(52,599)	40,058
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	77,761	77,761
Change in fair value of servicing rights	—	—	(13,667)	—	(13,667)	5,666	(8,001)
Change in fair value of investment securities, net	(149)	—	12,256	—	12,107	(14,600)	(2,493)
Change in fair value of mortgage loans held-for-sale, net	(152)	—	15,558	—	15,406	—	15,406
Earnings from unconsolidated entities	1,230	2,488	35,892	—	39,610	(10,145)	29,465
(Loss) gain on sale of investments and other assets, net	(3)	77	5,109	—	5,183	—	5,183
Loss on derivative financial instruments, net	(14,926)	(20,481)	(2,179)	—	(37,586)	—	(37,586)
Foreign currency gain, net	12,882	17	11	—	12,910	—	12,910
OTTI	(109)	—	—	—	(109)	—	(109)
Other income, net	—	—	704	—	704	(613)	91
Total other income (loss)	(1,227)	(17,899)	53,684	—	34,558	58,069	92,627
Income (loss) before income taxes	99,865	(18,434)	104,529	(58,745)	127,215	5,470	132,685
Income tax provision	(127)	—	(9,325)	—	(9,452)	—	(9,452)
Net income (loss)	99,738	(18,434)	95,204	(58,745)	117,763	5,470	123,233
Net income attributable to non-controlling interests	(353)	—	(30)	—	(383)	(5,470)	(5,853)
Net income (loss) attributable to Starwood Property Trust, Inc.	$99,385	$(18,434)	$95,174	$(58,745)	$117,380	$—	$117,380

The table below presents our results of operations for the six months ended June 30, 2018 by business segment (amounts in thousands):

			Investing			Investing
	Lending	Property	and Servicing			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$283,240	$—	$6,084	$—	$289,324	$—	$289,324
Interest income from investment securities	23,369	—	64,871	—	88,240	(62,181)	26,059
Servicing fees	215	—	58,121	—	58,336	(14,954)	43,382
Rental income	—	141,111	28,890	—	170,001	—	170,001
Other revenues	418	182	744	138	1,482	(105)	1,377
Total revenues	307,242	141,293	158,710	138	607,383	(77,240)	530,143
Costs and expenses:
Management fees	943	—	36	56,958	57,937	199	58,136
Interest expense	66,847	35,914	10,902	65,657	179,320	(545)	178,775
General and administrative	12,946	3,830	44,875	5,849	67,500	170	67,670
Acquisition and investment pursuit costs	1,912	(46)	72	—	1,938	—	1,938
Costs of rental operations	—	49,479	13,111	—	62,590	—	62,590
Depreciation and amortization	33	58,207	10,654	—	68,894	—	68,894
Loan loss allowance, net	26,797	—	—	—	26,797	—	26,797
Other expense	154	—	447	—	601	—	601
Total costs and expenses	109,632	147,384	80,097	128,464	465,577	(176)	465,401
Income (loss) before other income (loss), income taxes and non-controlling interests	197,610	(6,091)	78,613	(128,326)	141,806	(77,064)	64,742
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	96,599	96,599
Change in fair value of servicing rights	—	—	(12,423)	—	(12,423)	4,406	(8,017)
Change in fair value of investment securities, net	(222)	—	29,089	—	28,867	(21,314)	7,553
Change in fair value of mortgage loans held-for-sale, net	(1,508)	—	24,141	—	22,633	—	22,633
Earnings (loss) from unconsolidated entities	3,247	(582)	3,050	—	5,715	(1,707)	4,008
Gain on sale of investments and other assets, net	414	6,883	16,800	—	24,097	—	24,097
Gain (loss) on derivative financial instruments, net	8,649	21,839	4,644	(19,369)	15,763	—	15,763
Foreign currency gain (loss), net	286	1	(2)	—	285	—	285
Loss on extinguishment of debt	—	—	(186)	—	(186)	—	(186)
Other income, net	43	506	57	—	606	—	606
Total other income (loss)	10,909	28,647	65,170	(19,369)	85,357	77,984	163,341
Income (loss) before income taxes	208,519	22,556	143,783	(147,695)	227,163	920	228,083
Income tax provision	(2,667)	(1,872)	(1,660)	—	(6,199)	—	(6,199)
Net income (loss)	205,852	20,684	142,123	(147,695)	220,964	920	221,884
Net income attributable to non-controlling interests	(722)	(7,137)	(3,943)	—	(11,802)	(920)	(12,722)
Net income (loss) attributable to Starwood Property Trust, Inc.	$205,130	$13,547	$138,180	$(147,695)	$209,162	$—	$209,162

The table below presents our results of operations for the six months ended June 30, 2017 by business segment (amounts in thousands):

			Investing			Investing
	Lending	Property	and Servicing			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$226,039	$—	$6,456	$—	$232,495	$—	$232,495
Interest income from investment securities	24,330	—	73,028	—	97,358	(69,764)	27,594
Servicing fees	426	—	63,744	—	64,170	(31,440)	32,730
Rental income	—	91,132	24,876	—	116,008	—	116,008
Other revenues	372	266	1,009	—	1,647	(185)	1,462
Total revenues	251,167	91,398	169,113	—	511,678	(101,389)	410,289
Costs and expenses:
Management fees	923	—	36	47,958	48,917	100	49,017
Interest expense	44,443	21,106	9,214	62,958	137,721	(544)	137,177
General and administrative	9,570	2,381	45,369	5,468	62,788	161	62,949
Acquisition and investment pursuit costs	900	271	37	—	1,208	—	1,208
Costs of rental operations	—	33,183	10,719	—	43,902	—	43,902
Depreciation and amortization	33	34,436	9,791	—	44,260	—	44,260
Loan loss allowance, net	(2,999)	—	—	—	(2,999)	—	(2,999)
Other expense	—	(34)	934	—	900	—	900
Total costs and expenses	52,870	91,343	76,100	116,384	336,697	(283)	336,414
Income (loss) before other income (loss), income taxes and non-controlling interests	198,297	55	93,013	(116,384)	174,981	(101,106)	73,875
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	146,931	146,931
Change in fair value of servicing rights		—	(23,304)	—	(23,304)	6,870	(16,434)
Change in fair value of investment securities, net	23	—	31,301	—	31,324	(34,988)	(3,664)
Change in fair value of mortgage loans held-for-sale, net	(152)	—	26,151	—	25,999	—	25,999
Earnings from unconsolidated entities	1,700	4,949	36,909	—	43,558	(11,106)	32,452
(Loss) gain on sale of investments and other assets, net	(59)	77	5,109	—	5,127	—	5,127
Loss on derivative financial instruments, net	(19,461)	(20,992)	(1,482)	—	(41,935)	—	(41,935)
Foreign currency gain, net	17,745	17	12	—	17,774	—	17,774
OTTI	(109)	—	—	—	(109)	—	(109)
Loss on extinguishment of debt	—	—	—	(5,916)	(5,916)	—	(5,916)
Other income, net	—	—	1,069	—	1,069	(613)	456
Total other income (loss)	(313)	(15,949)	75,765	(5,916)	53,587	107,094	160,681
Income (loss) before income taxes	197,984	(15,894)	168,778	(122,300)	228,568	5,988	234,556
Income tax provision	(342)	—	(8,127)	—	(8,469)	—	(8,469)
Net income (loss)	197,642	(15,894)	160,651	(122,300)	220,099	5,988	226,087
Net (income) loss attributable to non-controlling interests	(707)	—	346	—	(361)	(5,988)	(6,349)
Net income (loss) attributable to Starwood Property Trust, Inc.	$196,935	$(15,894)	$160,997	$(122,300)	$219,738	$—	$219,738

The table below presents our condensed consolidated balance sheet as of June 30, 2018 by business segment (amounts in thousands):

			Investing			Investing
	Lending	Property	and Servicing			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$10,303	$25,141	$68,853	$130,211	$234,508	$911	$235,419
Restricted cash	51,942	15,493	9,639	12,720	89,794	—	89,794
Loans held-for-investment, net	6,924,600	—	3,576	—	6,928,176	—	6,928,176
Loans held-for-sale	792,664	—	300,105	—	1,092,769	—	1,092,769
Loans transferred as secured borrowings	74,217	—	—	—	74,217	—	74,217
Investment securities	389,509	—	1,076,411	—	1,465,920	(1,023,985)	441,935
Properties, net	—	2,642,076	294,608	—	2,936,684	—	2,936,684
Intangible assets	—	104,425	86,101	—	190,526	(23,840)	166,686
Investment in unconsolidated entities	33,876	110,122	44,435	—	188,433	(21,717)	166,716
Goodwill	—	—	140,437	—	140,437	—	140,437
Derivative assets	10,748	39,184	883	—	50,815	—	50,815
Accrued interest receivable	40,180	244	1,042	13,194	54,660	—	54,660
Other assets	31,146	92,785	51,794	1,878	177,603	(25)	177,578
VIE assets, at fair value	—	—	—	—	—	48,044,873	48,044,873
Total Assets	$8,359,185	$3,029,470	$2,077,884	$158,003	$13,624,542	$46,976,217	$60,600,759
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$21,461	$70,113	$69,129	$28,875	$189,578	$95	$189,673
Related-party payable	65	—	39	25,220	25,324	—	25,324
Dividends payable	—	—	—	126,857	126,857	—	126,857
Derivative liabilities	6,321	4,736	862	24,216	36,135	—	36,135
Secured financing agreements, net	3,466,334	1,912,368	564,226	297,389	6,240,317	(23,700)	6,216,617
Unsecured senior notes, net	—	—	—	2,255,976	2,255,976	—	2,255,976
Secured borrowings on transferred loans, net	74,058	—	—	—	74,058	—	74,058
VIE liabilities, at fair value	—	—	—	—	—	46,976,428	46,976,428
Total Liabilities	3,568,239	1,987,217	634,256	2,758,533	8,948,245	46,952,823	55,901,068
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	2,675	2,675	—	2,675
Additional paid-in capital	1,905,265	826,782	606,583	1,400,339	4,738,969	—	4,738,969
Treasury stock	—	—	—	(104,194)	(104,194)	—	(104,194)
Accumulated other comprehensive income (loss)	60,082	8,115	(63)	—	68,134	—	68,134
Retained earnings (accumulated deficit)	2,815,109	(788)	824,267	(3,899,350)	(260,762)	—	(260,762)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,780,456	834,109	1,430,787	(2,600,530)	4,444,822	—	4,444,822
Non-controlling interests in consolidated subsidiaries	10,490	208,144	12,841	—	231,475	23,394	254,869
Total Equity	4,790,946	1,042,253	1,443,628	(2,600,530)	4,676,297	23,394	4,699,691
Total Liabilities and Equity	$8,359,185	$3,029,470	$2,077,884	$158,003	$13,624,542	$46,976,217	$60,600,759

The table below presents our condensed consolidated balance sheet as of December 31, 2017 by business segment (amounts in thousands):

			Investing			Investing
	Lending	Property	and Servicing			and Servicing
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$14,580	$10,388	$39,446	$299,308	$363,722	$5,726	$369,448
Restricted cash	21,555	12,491	10,289	4,490	48,825	—	48,825
Loans held-for-investment, net	6,558,699	—	3,796	—	6,562,495	—	6,562,495
Loans held-for-sale	613,287	—	132,456	—	745,743	—	745,743
Loans transferred as secured borrowings	74,403	—	—	—	74,403	—	74,403
Investment securities	694,012	—	1,024,143	—	1,718,155	(999,952)	718,203
Properties, net	—	2,364,806	282,675	—	2,647,481	—	2,647,481
Intangible assets	—	116,081	95,257	—	211,338	(28,246)	183,092
Investment in unconsolidated entities	45,028	110,704	50,759	—	206,491	(20,988)	185,503
Goodwill	—	—	140,437	—	140,437	—	140,437
Derivative assets	6,487	26,775	636	—	33,898	—	33,898
Accrued interest receivable	46,650	68	243	786	47,747	—	47,747
Other assets	5,648	71,929	59,676	3,755	141,008	(2,868)	138,140
VIE assets, at fair value	—	—	—	—	—	51,045,874	51,045,874
Total Assets	$8,080,349	$2,713,242	$1,839,813	$308,339	$12,941,743	$49,999,546	$62,941,289
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$23,054	$62,890	$74,426	$23,536	$183,906	$1,211	$185,117
Related-party payable	20	—	31	42,318	42,369	—	42,369
Dividends payable	—	—	—	125,916	125,916	—	125,916
Derivative liabilities	20,386	13,063	85	2,666	36,200	—	36,200
Secured financing agreements, net	3,466,487	1,621,885	411,526	296,858	5,796,756	(23,700)	5,773,056
Unsecured senior notes, net	—	—	—	2,125,235	2,125,235	—	2,125,235
Secured borrowings on transferred loans	74,185	—	—	—	74,185	—	74,185
VIE liabilities, at fair value	—	—	—	—	—	50,000,010	50,000,010
Total Liabilities	3,584,132	1,697,838	486,068	2,616,529	8,384,567	49,977,521	58,362,088
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	2,660	2,660	—	2,660
Additional paid-in capital	1,818,559	957,329	659,062	1,280,296	4,715,246	—	4,715,246
Treasury stock	—	—	—	(92,104)	(92,104)	—	(92,104)
Accumulated other comprehensive income (loss)	57,914	12,076	(66)	—	69,924	—	69,924
Retained earnings (accumulated deficit)	2,609,050	(14,335)	687,015	(3,499,042)	(217,312)	—	(217,312)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,485,523	955,070	1,346,011	(2,308,190)	4,478,414	—	4,478,414
Non-controlling interests in consolidated subsidiaries	10,694	60,334	7,734	—	78,762	22,025	100,787
Total Equity	4,496,217	1,015,404	1,353,745	(2,308,190)	4,557,176	22,025	4,579,201
Total Liabilities and Equity	$8,080,349	$2,713,242	$1,839,813	$308,339	$12,941,743	$49,999,546	$62,941,289

23. Subsequent Events

Our significant events subsequent to June 30, 2018 were as follows:

Energy Project Finance Loan Portfolio

On August 7, 2018, we entered into a purchase agreement to acquire the energy project finance origination business (the “Project Finance Debt Business”), of GE Capital Global Holdings, LLC for approximately $2.2 billion.  The Project Finance Debt Business consists of a $2.5 billion senior secured project finance loan portfolio, including approximately $400.0 million of unfunded commitments, and of 21 full-time employees.  Completion of the acquisition is subject to the satisfaction of customary closing conditions.

In connection with the pending acquisition of the Project Finance Debt Business, on August 7, 2018, we entered into a debt commitment letter for a senior secured term loan facility, a senior secured revolving credit facility, a senior secured delayed draw term loan facility and a senior secured letter of credit facility (collectively, the “Senior Secured Credit Facilities”) in an aggregate principal amount of up to $2.1 billion, with an initial advance of $1.7 billion, for purposes of funding a portion of the acquisition and the Company’s ongoing obligations under the acquired project finance loans (the “Senior Secured Credit Facilities Commitment Letter”).  The Senior Secured Credit Facilities would mature three years from initial funding, subject to a one-year extension option upon the satisfaction of certain conditions precedent.

In addition, on August 7, 2018, the Company entered into a debt commitment letter to provide a senior unsecured bridge facility (the “Bridge Facility”), in a principal amount of up to $600 million (the “Bridge Facility Commitment Letter”) to provide further financing for the Project Finance Debt Business.  The Bridge Facility would mature 364 days after its execution.

2019 Convertible Notes

Subsequent to June 30, 2018, we received redemptions related to our 2019 Notes with a par amount totaling $258.8 million.  Based on the Company’s closing share price as of August 7, 2018, these redemptions represent $299.6 million of total value, of which $104.0 million settled in July 2018 through the issuance of 4.7 million shares.  We expect to settle the remaining $195.6 million of value through share issuances totaling $168.1 million and cash payments totaling $27.5 million. Refer to Note 10 for further discussion.

Dividend Declaration

On August 8, 2018, our board of directors declared a dividend of $0.48 per share for the third quarter of 2018, which is payable on October 15, 2018 to common stockholders of record as of September 28, 2018.

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

We have three reportable business segments as of June 30, 2018:

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

Developments During the Second Quarter of 2018

•	The Lending Segment originated or acquired $2.0 billion of commercial loans during the quarter, including the following:

o

$375.0 million first mortgage and mezzanine loan on a 10-property hotel portfolio located in California, Colorado, and Florida, of which the Company funded $375.0 million and sold the most subordinated $50.0 million position in the mezzanine loan.

o	$277.0 million first mortgage and mezzanine loan for the development of a 66-story condominium tower located in Long Island City, New York, of which the Company funded $55.0 million.

o	$213.7 million first mortgage bridge loan on a downtown Los Angeles department store to be converted into a mixed-use property, of which the Company funded $173.7 million.

o

£178.9 million first mortgage for the development of a 324,000 square foot Class A office building located in London, England, which was unfunded as of June 30, 2018.  Our expected loan fundings and future loan cash flows are fully hedged for changes in exchange rates.

o

$175.0 million first mortgage and mezzanine loan for the refinancing of a loan originated by the Company in 2017 on a portfolio of four office buildings located in Tysons Corner, Virginia, of which the Company funded $172.4 million.

o	$160.0 million first mortgage and mezzanine loan on a 49-acre development site located in Santa Clara, California, of which the Company funded $101.1 million.

o	$112.0 million first mortgage, mezzanine loan, and preferred equity investment for the acquisition and renovation of two hotels located in Denver, Colorado, of which the Company funded $102.2 million.

o

€100.9 million first mortgage loan on a portfolio of six hotel and office properties primarily located in Dublin, Ireland, of which the Company funded €87.4 million. Our expected loan fundings and future loan cash flows are fully hedged for changes in exchange rates.

•	Funded $86.5 million of previously originated loan commitments.

•	Received gross proceeds of $818.1 million (net proceeds of $431.6 million) from maturities, sales and principal repayments on loans held-for-investment and single-borrower CMBS.

•	Received proceeds of $12.3 million from a profit participation associated with a previously repaid loan, which was recognized as interest income.

•	Originated or acquired conduit loans of $440.0 million. Separately, received proceeds of $215.1 million from sales of previously originated conduit loans.

•	Obtained 13 new special servicing assignments for CMBS trusts with a total unpaid principal balance of $9.2 billion, six of which are in the process of being transitioned to us.

•	Acquired CMBS for a purchase price of $57.4 million, net of non-controlling interests.

•	Acquired commercial real estate from CMBS trusts for a gross purchase price of $25.1 million.

•	Sold commercial real estate for total gross proceeds of $43.3 million and recognized net gains of $11.0 million.

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

Other Developments

•	The Lending Segment originated or acquired $1.2 billion of commercial loans during the quarter, including the following:

o	$214.0 million first mortgage and mezzanine loan for the acquisition of a 1.2 million square foot Class A office tower located in Houston, Texas, of which the Company funded $117.5 million.

o	$170.3 million first mortgage loan for the development of a 53-story residential tower located in Brooklyn, New York, which was unfunded as of June 30, 2018.

o

$140.3 million first mortgage and mezzanine loan for the acquisition and conversion of a 16-story property located in Alexandria, Virginia. The Company subsequently sold the $106.2 million first mortgage loan and the mezzanine loan was unfunded as of June 30, 2018.

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

Subsequent Events

Refer to Note 23 to the Condensed Consolidated Financial Statements for disclosure regarding significant transactions that occurred subsequent to June 30, 2018.

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

The following table compares our summarized results of operations for the three and six months ended June 30, 2018 and 2017 by business segment (amounts in thousands):

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2018	2017	$ Change	2018	2017	$ Change
Revenues:
Lending Segment	$157,472	$129,113	$28,359	$307,242	$251,167	$56,075
Property Segment	74,482	46,500	27,982	141,293	91,398	49,895
Investing and Servicing Segment	73,601	88,706	(15,105)	158,710	169,113	(10,403)
Corporate	86	—	86	138	—	138
Investing and Servicing VIEs	(36,085)	(52,750)	16,665	(77,240)	(101,389)	24,149
	269,556	211,569	57,987	530,143	410,289	119,854
Costs and expenses:
Lending Segment	68,584	28,021	40,563	109,632	52,870	56,762
Property Segment	79,028	47,035	31,993	147,384	91,343	56,041
Investing and Servicing Segment	42,323	37,861	4,462	80,097	76,100	3,997
Corporate	62,128	58,745	3,383	128,464	116,384	12,080
Investing and Servicing VIEs	(85)	(151)	66	(176)	(283)	107
	251,978	171,511	80,467	465,401	336,414	128,987
Other income (loss):
Lending Segment	8,807	(1,227)	10,034	10,909	(313)	11,222
Property Segment	26,282	(17,899)	44,181	28,647	(15,949)	44,596
Investing and Servicing Segment	37,745	53,684	(15,939)	65,170	75,765	(10,595)
Corporate	(6,367)	—	(6,367)	(19,369)	(5,916)	(13,453)
Investing and Servicing VIEs	36,388	58,069	(21,681)	77,984	107,094	(29,110)
	102,855	92,627	10,228	163,341	160,681	2,660
Income (loss) before income taxes:
Lending Segment	97,695	99,865	(2,170)	208,519	197,984	10,535
Property Segment	21,736	(18,434)	40,170	22,556	(15,894)	38,450
Investing and Servicing Segment	69,023	104,529	(35,506)	143,783	168,778	(24,995)
Corporate	(68,409)	(58,745)	(9,664)	(147,695)	(122,300)	(25,395)
Investing and Servicing VIEs	388	5,470	(5,082)	920	5,988	(5,068)
	120,433	132,685	(12,252)	228,083	234,556	(6,473)
Income tax provision	(3,343)	(9,452)	6,109	(6,199)	(8,469)	2,270
Net income attributable to non-controlling interests	(7,860)	(5,853)	(2,007)	(12,722)	(6,349)	(6,373)
Net income attributable to Starwood Property Trust, Inc.	$109,230	$117,380	$(8,150)	$209,162	$219,738	$(10,576)

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Lending Segment

Revenues

For the three months ended June 30, 2018, revenues of our Lending Segment increased $28.4 million to $157.5 million, compared to $129.1 million for the three months ended June 30, 2017. This increase was primarily due to a $31.3 million increase in interest income from loans principally due to (i) higher levels of prepayment related income, (ii) increased LIBOR rates partially offset by the compression of interest rate spreads in credit markets and (iii) higher average loan balances due to both higher levels of commercial loan originations and continued acquisition of residential loans held-for-sale.  The increase in interest income from loans was partially offset by a $2.7 million decrease in interest income from investment securities due to lower average investment balances.

Costs and Expenses

For the three months ended June 30, 2018, costs and expenses of our Lending Segment increased $40.6 million to $68.6 million, compared to $28.0 million for the three months ended June 30, 2017. This increase was primarily due to (i) a $28.0 million net increase in our loan loss allowance principally relating to impairment charges on certain commercial loans (see Note 4 to the Condensed Consolidated Financial Statements for details regarding these individual loan impairments) and (ii) a $10.3 million increase in interest expense associated with the various secured financing facilities used to fund a portion of our investment portfolio.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	June 30,
	2018	2017	Change
Interest income from loans	$148,268	$116,993	$31,275
Interest income from investment securities	8,930	11,611	(2,681)
Interest expense	(34,826)	(24,486)	(10,340)
Net interest income	$122,372	$104,118	$18,254

For the three months ended June 30, 2018, net interest income of our Lending Segment increased $18.3 million to $122.4 million, compared to $104.1 million for the three months ended June 30, 2017.  This increase reflects the net increase in interest income explained in the Revenues discussion above, partially offset by the increase in interest expense on our secured financing facilities.

During the three months ended June 30, 2018 and 2017, the weighted average unlevered yields on the Lending Segment’s loans and investment securities were 7.6% and 7.0%, respectively. The increase in the weighted average unlevered yield is primarily due to increases in LIBOR and higher levels of prepayment related income, partially offset by the compression of interest rate spreads in credit markets.

During the three months ended June 30, 2018 and 2017, the Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 4.4% and 3.9%, respectively, and 4.3% and 3.8%, respectively, excluding the impact of bridge financing. The increases in borrowing rates primarily reflect increases in LIBOR, partially offset by the compression of interest rate spreads in credit markets.

Other Income (Loss)

For the three months ended June 30, 2018, other income of our Lending Segment increased $10.0 million to $8.8 million, compared to a loss of $1.2 million for the three months ended June 30, 2017.  The increase was primarily due to a $34.4 million favorable change in gain (loss) on derivatives, partially offset by a $26.1 million unfavorable change in foreign currency gain (loss).  The favorable change from derivatives reflects favorable changes of $30.5 million on foreign currency hedges and $3.9 million on interest rate swaps.  The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and CMBS investments.  The favorable change on the foreign currency hedges and the unfavorable change on the foreign currency gain (loss) reflect the overall strengthening of the U.S. dollar against the pound sterling (“GBP”) in the second quarter of 2018 versus a weakening of the U.S. dollar in the second quarter of 2017.  The interest rate swaps are used primarily to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments.

Property Segment

Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
		Costs and	Gain (loss) on derivative		Income (loss) before
	Revenues	expenses	financial instruments	Other income (loss)	income taxes
Master Lease Portfolio	$11,638	$8,270	$689	$2,940	$6,997
Medical Office Portfolio	(578)	43	8,134	489	8,002
Ireland Portfolio	1,156	292	31,578	(95)	32,347
Woodstar I Portfolio	418	646	—	—	(228)
Woodstar II Portfolio	15,348	22,103	—	—	(6,755)
Investment in unconsolidated entities	—	—	—	446	446
Other/Corporate	—	639	—	—	(639)
Total	$27,982	$31,993	$40,401	$3,780	$40,170

See Note 6 to the Condensed Consolidated Financial Statements for a description of the above-referenced Property Segment portfolios.

Revenues

For the three months ended June 30, 2018, revenues of our Property Segment increased $28.0 million to $74.5 million, compared to $46.5 million for the three months ended June 30, 2017.  The increase in revenues in the second quarter of 2018 was primarily due to the inclusion of rental income from the Master Lease Portfolio, which was acquired in September 2017, and the Woodstar II Portfolio, which was acquired over a period between December 2017 and March 2018.

Costs and Expenses

For the three months ended June 30, 2018, costs and expenses of our Property Segment increased $32.0 million to $79.0 million, compared to $47.0 million for the three months ended June 30, 2017. The increase in costs and expenses reflects increases of $14.5 million in depreciation and amortization, $8.2 million in other rental related costs and $8.5 million in interest expense, all primarily due to the inclusion of the Master Lease Portfolio and Woodstar II Portfolio, both of which were acquired after June 30, 2017.

Other Income (Loss)

For the three months ended June 30, 2018, other income of our Property Segment increased $44.2 million to $26.3 million, compared to a loss of $17.9 million for the three months ended June 30, 2017. The increase in other income was primarily due to (i) a $40.4 million favorable change in gain (loss) on derivatives and (ii) a $3.0 million gain on sale of a property in the Master Lease Portfolio.  The $40.4 million favorable change in gain (loss) on derivatives reflects a $31.5 million favorable change on foreign exchange contracts which economically hedge our Euro currency exposure with respect to the Ireland Portfolio and an $8.9 million favorable change on interest rate swaps which primarily hedge the variable interest rate risk on borrowings secured by our Medical Office Portfolio.

Investing and Servicing Segment and VIEs

Revenues

For the three months ended June 30, 2018, revenues of our Investing and Servicing Segment increased $1.6 million to $37.5 million after consolidated VIE eliminations of $36.1 million, compared to $35.9 million after consolidated VIE eliminations of $52.8 million for the three months ended June 30, 2017. The VIE eliminations are merely a function of the number of CMBS trusts consolidated in any given period, and as such, are not a meaningful indicator of the operating results for this segment.  The increase in revenues in the second quarter of 2018 was primarily due to increases of $1.8 million in rental income on our REIS Equity Portfolio (see Note 3 to the Condensed Consolidated Financial Statements) and $1.1 million in interest income from CMBS investments, partially offset by a $1.1 million decrease in servicing fees.  The $1.1 million increase in CMBS interest income reflects an $8.8 million decrease in VIE eliminations related to the CMBS trusts we consolidate.  Excluding the effect of these eliminations, CMBS interest income decreased by $7.7 million.

Costs and Expenses

For the three months ended June 30, 2018, costs and expenses of our Investing and Servicing Segment increased $4.5 million to $42.2 million, compared to $37.7 million for the three months ended June 30, 2017, inclusive of VIE eliminations which were nominal for both periods. The increase in costs and expenses was primarily due to moderate increases in costs of rental operations associated with our REIS Equity Portfolio, general and administrative expenses and interest expense.

Other Income

For the three months ended June 30, 2018, other income of our Investing and Servicing Segment decreased $37.7 million to $74.1 million including additive net VIE eliminations of $36.4 million, from $111.8 million including additive net VIE eliminations of $58.1 million for the three months ended June 30, 2017.  The decrease in other income was primarily due to (i) a $33.8 million decrease in the change in value of net assets related to consolidated VIEs and (ii) a $25.0 million decrease in earnings from unconsolidated entities, partially offset by (iii) a $9.6 million favorable change in fair value of CMBS, (iv) a $5.8 million lesser decrease in fair value of servicing rights primarily reflecting the effect of VIE eliminations on the expected amortization of this deteriorating asset net of increases in fair value due to the attainment of new servicing contracts and (v) a $5.3 million increased gain on sales of operating properties.  The change in net assets related to consolidated VIEs reflects amounts associated with the Investing and Servicing Segment’s variable interests in CMBS trusts it consolidates, including special servicing fees, interest income, and changes in fair value of CMBS and servicing rights. As noted above, this number is merely a function of the number of CMBS trusts consolidated in any given period, and as such, is not a meaningful indicator of the operating results for this segment. Before VIE eliminations, there was an increase in fair value of CMBS securities of $15.1 million and $20.3 million in the three months ended June 30, 2018 and 2017, respectively.  The decrease in earnings from unconsolidated entities reflects $25.7 million of non-recurring income in the second quarter of 2017 related to an unconsolidated investor entity which owns equity in an online real estate company.

Income Tax Provision

Historically, our consolidated income tax provision principally relates to the taxable nature of the Investing and Servicing Segment’s loan servicing and loan conduit businesses which are housed in TRSs. For the three months ended June 30, 2018, we had a tax provision of $3.3 million compared to $9.4 million in the three months ended June 30, 2017. The change primarily reflects a decrease in the taxable income of our TRSs which, in the second quarter of 2017, included the non-recurring income related to an unconsolidated investor entity which owns equity in an online real estate company, and a lower statutory tax rate.

Corporate

Costs and Expenses

For the three months ended June 30, 2018, corporate expenses increased $3.4 million to $62.1 million, compared to $58.7 million for the three months ended June 30, 2017. The increase was primarily due to (i) a $2.8 million increase in management fees and (ii) a $0.5 million increase in interest expense principally on our unsecured senior notes.

Other Loss

For the three months ended June 30, 2018, corporate other loss was $6.4 million, representing a loss on interest rate swaps used to hedge a portion of our unsecured senior notes used to repay variable-rate secured financing.  There was no corporate other income (loss) in the three months ended June 30, 2017.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Lending Segment

Revenues

For the six months ended June 30, 2018, revenues of our Lending Segment increased $56.0 million to $307.2 million, compared to $251.2 million for the six months ended June 30, 2017. This increase was primarily due to a $57.2 million increase in interest income from loans principally due to (i) increased LIBOR rates partially offset by the compression of interest rate spreads in credit markets, (ii) higher average loan balances due to both higher levels of commercial loan originations and the continued acquisition of residential loans held-for-sale and (iii) higher levels of prepayment related income.  The increase in interest income from loans was slightly offset by a $1.0 million decrease in interest income from investment securities.

Costs and Expenses

For the six months ended June 30, 2018, costs and expenses of our Lending Segment increased $56.7 million to $109.6 million, compared to $52.9 million for the six months ended June 30, 2017. This increase was primarily due to (i) a $29.8 million net increase in our loan loss allowance principally relating to impairment charges on certain commercial loans (see Note 4 to the Condensed Consolidated Financial Statements for details regarding these individual loan impairments), (ii) a $22.4 million increase in interest expense associated with the various secured financing facilities used to fund a portion of our investment portfolio and (iii) a $3.4 million increase in general and administrative expenses.

Net Interest Income (amounts in thousands)

	For the Six Months Ended
	June 30,
	2018	2017	Change
Interest income from loans	$283,240	$226,039	$57,201
Interest income from investment securities	23,369	24,330	(961)
Interest expense	(66,847)	(44,443)	(22,404)
Net interest income	$239,762	$205,926	$33,836

For the six months ended June 30, 2018, net interest income of our Lending Segment increased $33.8 million to $239.7 million, compared to $205.9 million for the six months ended June 30, 2017.  This increase reflects the net increase in interest income explained in the Revenues discussion above, partially offset by the increase in interest expense on our secured financing facilities.

During the six months ended June 30, 2018 and 2017, the weighted average unlevered yields on the Lending Segment’s loans and investment securities were 7.6% and 7.1%, respectively. The increase in the weighted average unlevered yield is primarily due to increases in LIBOR and higher levels of prepayment related income, partially offset by the compression of interest rate spreads in credit markets.

During the six months ended June 30, 2018 and 2017, the Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 4.2% and 3.8%, respectively, and 4.2% and 3.6%, respectively, excluding the impact of bridge financing. The increases in borrowing rates primarily reflect increases in LIBOR, partially offset by the compression of interest rate spreads in credit markets.

Other Income (Loss)

For the six months ended June 30, 2018, other income of our Lending Segment increased $11.2 million to $10.9 million, compared to a loss of $0.3 million for the six months ended June 30, 2017.  The increase was primarily due to a $28.1 million favorable change in gain (loss) on derivatives, partially offset by a $17.5 million decrease in foreign currency gain.  The favorable change from derivatives reflects favorable changes of $19.9 million on foreign currency hedges and $8.2 million on interest rate swaps.  The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and CMBS investments.  The favorable change on the foreign currency hedges and the decrease in foreign currency gain reflect an overall strengthening of the U.S. dollar against the pound sterling (“GBP”) in the first six months of 2018 versus a weakening of the U.S. dollar in the first six months of 2017.  The interest rate swaps are used primarily to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments.

Property Segment

Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
		Costs and	Gain (loss) on derivative		Income (loss) before
	Revenues	expenses	financial instruments	Other income (loss)	income taxes
Master Lease Portfolio	$23,733	$16,609	$689	$6,882	$14,695
Medical Office Portfolio	(199)	1,341	17,463	489	16,412
Ireland Portfolio	2,735	1,739	24,679	(92)	25,583
Woodstar I Portfolio	795	2,059	—	—	(1,264)
Woodstar II Portfolio	22,831	33,011	—	18	(10,162)
Investment in unconsolidated entities	—	—	—	(5,532)	(5,532)
Other/Corporate	—	1,282	—	—	(1,282)
Total	$49,895	$56,041	$42,831	$1,765	$38,450

Revenues

For the six months ended June 30, 2018, revenues of our Property Segment increased $49.9 million to $141.3 million, compared to $91.4 million for the six months ended June 30, 2017.  The increase in revenues for the six months ended June 30, 2018 was primarily due to the inclusion of rental income from the Master Lease Portfolio and the Woodstar II Portfolio, which were both acquired after June 30, 2017.

Costs and Expenses

For the six months ended June 30, 2018, costs and expenses of our Property Segment increased $56.1 million to $147.4 million, compared to $91.3 million for the six months ended June 30, 2017. The increase in costs and expenses reflects increases of $23.8 million in depreciation and amortization, $16.3 million in other rental related costs and $14.8 million in interest expense, all primarily due to the inclusion of the Master Lease Portfolio and Woodstar II Portfolio, both of which were acquired after June 30, 2017.

Other Income (Loss)

For the six months ended June 30, 2018, other income of our Property Segment increased $44.5 million to $28.6 million, compared to a loss of $15.9 million for the six months ended June 30, 2017. The increase in other income was primarily due to (i) a $42.8 million favorable change in gain (loss) on derivatives and (ii) a $6.9 million net gain on sale of three properties in the Master Lease Portfolio, both partially offset by (iii) a $5.5 million unfavorable change in earnings (loss) from unconsolidated entities principally due to unfavorable changes in fair value of our equity investment in four regional shopping malls (the “Retail Fund”), which is an investment company that measures its assets at fair value.  The $42.8 million favorable change in gain (loss) on derivatives reflects a $24.6 million favorable change on foreign exchange contracts which economically hedge our Euro currency exposure with respect to the Ireland Portfolio and an $18.2 million favorable change on interest rate swaps which primarily hedge the variable interest rate risk on borrowings secured by our Medical Office Portfolio.

Investing and Servicing Segment and VIEs

Revenues

For the six months ended June 30, 2018, revenues of our Investing and Servicing Segment increased $13.8 million to $81.5 million after consolidated VIE eliminations of $77.2 million, compared to $67.7 million after consolidated VIE eliminations of $101.4 million for the six months ended June 30, 2017. The VIE eliminations are merely a function of the number of CMBS trusts consolidated in any given period, and as such, are not a meaningful indicator of the operating results for this segment.  The increase in revenues in the six months of 2018 was primarily due to increases of $10.9 million in servicing fees and $4.0 million in rental income on our REIS Equity Portfolio, partially offset by a $0.6 million decrease in interest income from CMBS investments.  The $10.9 million increase in servicing fees is primarily due to higher default interest collections and loan modification fees in the first quarter of 2018.  The $0.6 million decrease in CMBS interest income reflects a $7.6 million decrease in VIE eliminations related to the CMBS trusts we consolidate.  Excluding the effect of these eliminations, CMBS interest income decreased by $8.2 million.

Costs and Expenses

For the six months ended June 30, 2018, costs and expenses of our Investing and Servicing Segment increased $4.1 million to $79.9 million, compared to $75.8 million for the six months ended June 30, 2017, inclusive of VIE eliminations which were nominal for both periods. The increase in costs and expenses was primarily due to moderate increases in costs of rental operations associated with our REIS Equity Portfolio and interest expense.

Other Income

For the six months ended June 30, 2018, other income of our Investing and Servicing Segment decreased $39.7 million to $143.2 million including additive net VIE eliminations of $78.0 million, from $182.9 million including additive net VIE eliminations of $107.1 million for the six months ended June 30, 2017.  The decrease in other income was primarily due to (i) a $50.3 million decrease in the change in value of net assets related to consolidated VIEs and (ii) a $24.5 million decrease in earnings from unconsolidated entities, partially offset by (iii) an $11.7 million increased gain on sales of operating properties, (iv) an $11.5 million increase in the change in fair value of CMBS, (v) an $8.4 million lesser decrease in fair value of servicing rights primarily reflecting the effect of VIE eliminations on the expected amortization of this deteriorating asset net of increases in fair value due to the attainment of new servicing contracts and (vi) a $6.1 million favorable change in gain (loss) on derivatives which principally hedge our interest rate risk on conduit loans.  The change in net assets related to consolidated VIEs reflects amounts associated with the Investing and Servicing Segment’s variable interests in CMBS trusts it consolidates, including special servicing fees, interest income, and changes in fair value of CMBS and servicing rights. As noted above, this number is merely a function of the number of CMBS trusts consolidated in any given period, and as such, is not a meaningful indicator of the operating results for this segment. Before VIE eliminations, there was an increase in fair value of CMBS securities of $29.1 million and $40.3 million in the six months ended June 30, 2018 and 2017, respectively.  The decrease in earnings from unconsolidated entities reflects $25.7 million of non-recurring income in the second quarter of 2017 related to an unconsolidated investor entity which owns equity in an online real estate company.

Income Tax Provision

Historically, our consolidated income tax provision principally relates to the taxable nature of the Investing and Servicing Segment’s loan servicing and loan conduit businesses which are housed in TRSs. For the six months ended June 30, 2018, we had a tax provision of $6.2 million compared to $8.5 million in the six months ended June 30, 2017. The change primarily reflects a decrease in the taxable income of our TRSs and a lower statutory tax rate.

Corporate

Costs and Expenses

For the six months ended June 30, 2018, corporate expenses increased $12.1 million to $128.5 million, compared to $116.4 million for the six months ended June 30, 2017. The increase was primarily due to (i) a $9.0 million increase in management fees and (ii) a $2.7 million increase in interest expense principally on the increased borrowings under our unsecured senior notes.

Other Loss

For the six months ended June 30, 2018, corporate other loss increased $13.5 million to $19.4 million, compared to $5.9 million for the six months ended June 30, 2017.  The increase in corporate other loss was primarily due to a $19.4 million loss on interest rate swaps used to hedge a portion of our unsecured senior notes used to repay variable-rate secured financing, partially offset by the non-recurrence of a $5.9 million loss on extinguishment of debt in the six months ended June 30, 2017.

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

(ii)

Convertible Notes – Conversion of our Convertible Notes is an event that is contingent upon numerous factors, none of which are in our control, and is an event that may or may not occur. Consistent with the treatment of other unrealized adjustments to Core Earnings, we adjust the GAAP diluted share count to exclude the potential shares issuable upon conversion until a conversion occurs.

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

The following table presents our diluted weighted average shares used in our GAAP EPS calculation reconciled to our diluted weighted average shares used in our Core EPS calculation (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Diluted weighted average shares - GAAP	288,310	262,851	288,040	262,564
Add: Unvested stock awards	2,468	1,940	2,053	1,447
Add: Woodstar II Class A Units	9,759	—	7,463	—
Less: Convertible Notes dilution	(27,134)	(3,142)	(27,044)	(3,128)
Diluted weighted average shares - Core	273,403	261,649	270,512	260,883

The definition of Core Earnings allows management to make adjustments, subject to the approval of a majority of our independent directors, in situations where such adjustments are considered appropriate in order for Core Earnings to be calculated in a manner consistent with its definition and objective. No adjustments to the definition of Core Earnings became effective during the six months ended June 30, 2018.  However, as a reminder, in 2015, we adjusted the calculation of Core Earnings related to the equity component of our Convertible Notes. For GAAP purposes, we amortize the equity component of these instruments through interest expense. For Core Earnings, the amount is not considered realized until the earlier of (a) the entire issuance of the notes has been extinguished; or (b) the equity portion has been fully amortized via repurchases of the notes. During the six months ended June 30, 2018, the 2018 Notes matured and were fully repaid in cash.  As a result, we reflected $10.0 million as a positive adjustment to Core Earnings, representing the $28.1 million equity balance recognized upon issuance of the 2018 Notes, net of $18.1 million in adjustments related to cumulative repurchases through the maturity date.

The following table summarizes our quarterly Core Earnings per weighted average diluted share for the six months ended June 30, 2018 and 2017:

	Core Earnings For the Three-Month Periods Ended
	March 31	June 30
2018	$0.58	$0.54
2017	0.51	0.52

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

The following table presents our summarized results of operations and reconciliation to Core Earnings for the three months ended June 30, 2018, by business segment (amounts in thousands, except per share data):

			Investing
	Lending	Property	and Servicing
	Segment	Segment	Segment	Corporate	Total
Revenues	$157,472	$74,482	$73,601	$86	$305,641
Costs and expenses	(68,584)	(79,028)	(42,323)	(62,128)	(252,063)
Other income (loss)	8,807	26,282	37,745	(6,367)	66,467
Income (loss) before income taxes	97,695	21,736	69,023	(68,409)	120,045
Income tax provision	(1,720)	(611)	(1,012)	—	(3,343)
Income attributable to non-controlling interests	(361)	(4,684)	(2,427)	—	(7,472)
Net income (loss) attributable to Starwood Property Trust, Inc.	95,614	16,441	65,584	(68,409)	109,230
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	4,684	—	—	4,684
Non-cash equity compensation expense	766	87	1,317	3,667	5,837
Management incentive fee	—	—	—	5,687	5,687
Acquisition and investment pursuit costs	1,266	(67)	(57)	—	1,142
Depreciation and amortization	16	32,063	4,885	—	36,964
Loan loss allowance, net	25,259	—	—	—	25,259
Interest income adjustment for securities	(197)	—	2,695	—	2,498
Extinguishment of debt, net	—	—	—	(247)	(247)
Other non-cash items	—	(1,212)	448	895	131
Reversal of unrealized (gains) / losses on:
Loans held-for-sale	(184)	—	(14,649)	—	(14,833)
Securities	(625)	—	(15,110)	—	(15,735)
Derivatives	(19,697)	(19,013)	58	7,151	(31,501)
Foreign currency	13,264	1	(1)	—	13,264
Earnings from unconsolidated entities	(1,803)	(2,933)	(1,454)	—	(6,190)
Recognition of realized gains / (losses) on:
Loans held-for-sale	(1,196)	—	14,227	—	13,031
Securities	142	—	(1,978)	—	(1,836)
Derivatives	(129)	(229)	618	—	260
Foreign currency	(140)	(2)	(1)	—	(143)
Earnings from unconsolidated entities	1,558	—	1,218	—	2,776
Sales of properties	—	(155)	(1,681)	—	(1,836)
Core Earnings (Loss)	$113,914	$29,665	$56,119	$(51,256)	$148,442
Core Earnings (Loss) per Weighted Average Diluted Share	$0.42	$0.11	$0.20	$(0.19)	$0.54

The following table presents our summarized results of operations and reconciliation to Core Earnings for the three months ended June 30, 2017, by business segment (amounts in thousands, except per share data):

			Investing
	Lending	Property	and Servicing
	Segment	Segment	Segment	Corporate	Total
Revenues	$129,113	$46,500	$88,706	$—	$264,319
Costs and expenses	(28,021)	(47,035)	(37,861)	(58,745)	(171,662)
Other income (loss)	(1,227)	(17,899)	53,684	—	34,558
Income (loss) before income taxes	99,865	(18,434)	104,529	(58,745)	127,215
Income tax provision	(127)	—	(9,325)	—	(9,452)
Income attributable to non-controlling interests	(353)	—	(30)	—	(383)
Net income (loss) attributable to Starwood Property Trust, Inc.	99,385	(18,434)	95,174	(58,745)	117,380
Add / (Deduct):
Non-cash equity compensation expense	821	28	847	3,209	4,905
Management incentive fee	—	—	—	4,335	4,335
Acquisition and investment pursuit costs	—	(49)	37	—	(12)
Depreciation and amortization	16	17,509	4,367	—	21,892
Loan loss allowance, net	(2,694)	—	—	—	(2,694)
Interest income adjustment for securities	(224)	—	2,296	—	2,072
Deferred income tax provision for discrete transactions	—	—	9,911	—	9,911
Other non-cash items	—	(589)	45	—	(544)
Reversal of unrealized (gains) / losses on:
Loans held-for-sale	152	—	(15,558)	—	(15,406)
Securities	258	—	(12,256)	—	(11,998)
Derivatives	14,482	20,229	1,612	—	36,323
Foreign currency	(12,882)	(17)	(11)	—	(12,910)
Earnings from unconsolidated entities	(1,230)	(2,488)	(35,892)	—	(39,610)
Purchases and sales of properties	—	—	(613)	—	(613)
Recognition of realized gains / (losses) on:
Loans held-for-sale	(152)	—	18,888	—	18,736
Securities	—	—	396	—	396
Derivatives	(66)	(36)	(3,069)	(246)	(3,417)
Foreign currency	377	16	(68)	—	325
Earnings from unconsolidated entities	1,230	1,791	2,387	—	5,408
Purchases and sales of properties	—	(153)	2,449	—	2,296
Core Earnings (Loss)	$99,473	$17,807	$70,942	$(51,447)	$136,775
Core Earnings (Loss) per Weighted Average Diluted Share	$0.38	$0.07	$0.27	$(0.20)	$0.52

Lending Segment

The Lending Segment’s Core Earnings increased by $14.4 million, from $99.5 million during the second quarter of 2017 to $113.9 million in the second quarter of 2018. After making adjustments for the calculation of Core Earnings, revenues were $157.3 million, costs and expenses were $41.3 million and other income was nominal.

Core revenues, consisting principally of interest income on loans, increased by $28.4 million in the second quarter of 2018, primarily due to a $31.3 million increase in interest income from loans principally due to (i) higher levels of prepayment related income, (ii) increased LIBOR rates partially offset by the compression of interest rate spreads in credit markets and (iii) higher average loan balances.  The increase in interest income from loans was partially offset by a $2.7 million decrease in interest income from investment securities due to lower average investment balances.

Core costs and expenses increased by $11.4 million in the second quarter of 2018, primarily due to a $10.3 million increase in interest expense associated with the various secured financing facilities used to fund a portion of our investment portfolio and a $0.9 million increase in general and administrative expenses.

Core other income decreased slightly by $0.9 million.

Property Segment

Core Earnings by Portfolio (amounts in thousands)

	For the Three Months Ended
	June 30,
	2018	2017	Change
Master Lease Portfolio	$8,820	$(13)	$8,833
Medical Office Portfolio	6,463	6,432	31
Ireland Portfolio	5,858	4,591	1,267
Woodstar I Portfolio	5,835	5,763	72
Woodstar II Portfolio	4,047	—	4,047
Investment in unconsolidated entities	—	1,791	(1,791)
Other/Corporate	(1,358)	(757)	(601)
Core Earnings	$29,665	$17,807	$11,858

The Property Segment’s Core Earnings increased by $11.9 million, from $17.8 million during the second quarter of 2017 to $29.7 million in the second quarter of 2018. After making adjustments for the calculation of Core Earnings, revenues were $74.1 million, costs and expenses were $47.5 million and other income was $3.7 million.

Core revenues increased by $28.0 million in the second quarter of 2018, primarily due to the inclusion of rental income for the Master Lease Portfolio and Woodstar II Portfolio, both of which were acquired after June 30, 2017.

Core costs and expenses increased by $17.7 million in the second quarter of 2018, primarily due to increases in rental related costs of $8.3 million and interest expense of $8.7 million primarily relating to the new Master Lease Portfolio and Woodstar II Portfolio.

Core other income increased by $2.2 million in the second quarter of 2018, primarily due to a $2.9 million gain on sale of a property in the Master Lease Portfolio and a $1.1 million increase in realized gains on interest rate swaps which hedge the variable interest rate risk on borrowings secured by our Medical Office Portfolio, partially offset by a $1.8 million decrease in equity in earnings recognized from our investment in the Retail Fund.

Investing and Servicing Segment

The Investing and Servicing Segment’s Core Earnings decreased by $14.8 million, from $70.9 million during the second quarter of 2017 to $56.1 million in the second quarter of 2018.  After making adjustments for the calculation of Core Earnings, revenues were $76.3 million, costs and expenses were $35.8 million, other income was $19.0 million, income tax provision was $1.0 million and the deduction of income attributable to non-controlling interests was $2.4 million.

Core revenues decreased by $14.8 million in the second quarter of 2018, primarily due to decreases of $9.0 million in servicing fees and $7.3 million in interest income from our CMBS portfolio, partially offset by a $1.7 million increase in rental income from our REIS Equity Portfolio.

Core costs and expenses increased by $3.1 million in the second quarter of 2018, primarily due to moderate increases in costs of rental operations associated with our REIS Equity Portfolio and interest expense.

Core other income increased by $7.1 million principally due to (i) a $10.4 million lesser decrease in fair value of servicing rights and (ii) a $4.0 million favorable change in realized gains (losses) on derivatives and foreign currency, both partially offset by (iii) a $4.7 million decrease in realized gains on conduit loans, (iv) a $1.5 million decrease in net gains on investments reflecting decreased gains on CMBS partially offset by increased gains on sales of operating properties and (v) a $1.2 million decrease in earnings from unconsolidated entities.

Income taxes, which principally relate to the operating results of our servicing and conduit businesses which are held in TRSs, increased $1.6 million due to an increase in the taxable income of our TRSs.

Income attributable to non-controlling interests increased $2.4 million primarily due to the minority investors’ share of the gain from an operating property sold during the second quarter of 2018.

Corporate

Core corporate costs and expenses decreased slightly by $0.1 million, from $51.4 million in the second quarter of 2017 to $51.3 million in the second quarter of 2018.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

The following table presents our summarized results of operations and reconciliation to Core Earnings for the six months ended June 30, 2018, by business segment (amounts in thousands, except per share data):

			Investing
	Lending	Property	and Servicing
	Segment	Segment	Segment	Corporate	Total
Revenues	$307,242	$141,293	$158,710	$138	$607,383
Costs and expenses	(109,632)	(147,384)	(80,097)	(128,464)	(465,577)
Other income (loss)	10,909	28,647	65,170	(19,369)	85,357
Income (loss) before income taxes	208,519	22,556	143,783	(147,695)	227,163
Income tax provision	(2,667)	(1,872)	(1,660)	—	(6,199)
Income attributable to non-controlling interests	(722)	(7,137)	(3,943)	—	(11,802)
Net income (loss) attributable to Starwood Property Trust, Inc.	205,130	13,547	138,180	(147,695)	209,162
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	7,137	—	—	7,137
Non-cash equity compensation expense	1,329	130	2,292	6,866	10,617
Management incentive fee	—	—	—	15,321	15,321
Acquisition and investment pursuit costs	1,385	(160)	(86)	—	1,139
Depreciation and amortization	33	58,868	9,797	—	68,698
Loan loss allowance, net	26,797	—	—	—	26,797
Interest income adjustment for securities	(394)	—	1,633	—	1,239
Extinguishment of debt, net	—	—	—	9,508	9,508
Other non-cash items	—	(1,774)	572	1,776	574
Reversal of unrealized (gains) / losses on:
Loans held-for-sale	1,508	—	(24,141)	—	(22,633)
Securities	79	—	(29,089)	—	(29,010)
Derivatives	(9,168)	(20,449)	(5,364)	21,549	(13,432)
Foreign currency	(286)	(1)	2	—	(285)
Earnings from unconsolidated entities	(3,247)	582	(3,050)	—	(5,715)
Recognition of realized gains / (losses) on:
Loans held-for-sale	(2,071)	—	23,870	—	21,799
Securities	142	—	(6,092)	—	(5,950)
Derivatives	(5,854)	(708)	6,149	—	(413)
Foreign currency	7,911	—	(42)	—	7,869
Earnings from unconsolidated entities	3,405	—	2,262	—	5,667
Sales of properties	—	(365)	(3,446)	—	(3,811)
Core Earnings (Loss)	$226,699	$56,807	$113,447	$(92,675)	$304,278
Core Earnings (Loss) per Weighted Average Diluted Share	$0.84	$0.21	$0.41	$(0.34)	$1.12

The following table presents our summarized results of operations and reconciliation to Core Earnings for the six months ended June 30, 2017, by business segment (amounts in thousands, except per share data):

			Investing
	Lending	Property	and Servicing
	Segment	Segment	Segment	Corporate	Total
Revenues	$251,167	$91,398	$169,113	$—	$511,678
Costs and expenses	(52,870)	(91,343)	(76,100)	(116,384)	(336,697)
Other income (loss)	(313)	(15,949)	75,765	(5,916)	53,587
Income (loss) before income taxes	197,984	(15,894)	168,778	(122,300)	228,568
Income tax provision	(342)	—	(8,127)	—	(8,469)
Income attributable to non-controlling interests	(707)	—	346	—	(361)
Net income (loss) attributable to Starwood Property Trust, Inc.	196,935	(15,894)	160,997	(122,300)	219,738
Add / (Deduct):
Non-cash equity compensation expense	1,570	49	1,476	4,961	8,056
Management incentive fee	—	—	—	9,805	9,805
Acquisition and investment pursuit costs	—	11	42	—	53
Depreciation and amortization	33	34,880	8,841	—	43,754
Loan loss allowance, net	(2,999)	—	—	—	(2,999)
Interest income adjustment for securities	(472)	—	4,365	—	3,893
Deferred income tax provision for discrete transactions	—	—	9,911	—	9,911
Other non-cash items	—	(1,169)	818	5,916	5,565
Reversal of unrealized (gains) / losses on:
Loans held-for-sale	152	—	(26,151)	—	(25,999)
Securities	86	—	(31,301)	—	(31,215)
Derivatives	18,503	20,219	501	—	39,223
Foreign currency	(17,745)	(17)	(12)	—	(17,774)
Earnings from unconsolidated entities	(1,700)	(4,949)	(36,909)	—	(43,558)
Purchases and sales of properties	—	—	(613)		(613)
Recognition of realized gains / (losses) on:
Loans held-for-sale	(152)	—	29,620	—	29,468
Securities	—	—	10,989	—	10,989
Derivatives	14,857	122	(751)	(246)	13,982
Foreign currency	(13,204)	16	(898)	—	(14,086)
Earnings from unconsolidated entities	1,680	3,563	2,853	—	8,096
Purchases and sales of properties	—	(153)	2,449	—	2,296
Core Earnings (Loss)	$197,544	$36,678	$136,227	$(101,864)	$268,585
Core Earnings (Loss) per Weighted Average Diluted Share	$0.76	$0.14	$0.52	$(0.39)	$1.03

Lending Segment

The Lending Segment’s Core Earnings increased by $29.2 million, from $197.5 million during the six months ended June 30, 2017 to $226.7 million during the six months ended June 30, 2018. After making adjustments for the calculation of Core Earnings, revenues were $306.8 million, costs and expenses were $80.1 million and other income was $3.3 million.

Core revenues, consisting principally of interest income on loans, increased by $56.1 million during the six months ended June 30, 2018, primarily due to a $57.2 million increase in interest income from loans principally due to (i) increased LIBOR rates partially offset by the compression of interest rate spreads in credit markets, (ii) higher average loan balances and (iii) higher levels of prepayment related income.  The increase in interest income from loans was slightly offset by a $0.9 million decrease in interest income from investment securities.

Core costs and expenses increased by $25.8 million during the six months ended June 30, 2018, primarily due to a $22.4 million increase in interest expense associated with the various secured financing facilities used to fund a portion of our investment portfolio and a $3.6 million increase in general and administrative expenses.

Core other income increased by $1.1 million, primarily due to a favorable change in foreign currency gain (loss), partially offset by an unfavorable change in gain (loss) on foreign currency derivatives.

Property Segment

Core Earnings by Portfolio (amounts in thousands)

	For the Six Months Ended
	June 30,
	2018	2017	Change
Master Lease Portfolio	$18,398	$(13)	$18,411
Medical Office Portfolio	12,668	13,203	(535)
Ireland Portfolio	11,259	9,709	1,550
Woodstar I Portfolio	10,960	11,645	(685)
Woodstar II Portfolio	6,173	—	6,173
Investment in unconsolidated entities	—	3,563	(3,563)
Other/Corporate	(2,651)	(1,429)	(1,222)
Core Earnings	$56,807	$36,678	$20,129

The Property Segment’s Core Earnings increased by $20.1 million, from $36.7 million during the six months ended June 30, 2017 to $56.8 million during the six months ended June 30, 2018. After making adjustments for the calculation of Core Earnings, revenues were $140.6 million, costs and expenses were $89.5 million and other income was $7.6 million.

Core revenues increased by $50.0 million during the six months ended June 30, 2018, primarily due to the inclusion of rental income for the Master Lease Portfolio and Woodstar II Portfolio, both of which were acquired after June 30, 2017.

Core costs and expenses increased by $32.7 million during the six months ended June 30, 2018, primarily due to increases in rental related costs of $16.3 million and interest expense of $15.2 million primarily relating to the new Master Lease Portfolio and Woodstar II Portfolio.

Core other income increased by $4.7 million during the six months ended June 30, 2018, primarily due to a $6.6 million net gain on sale of three properties in the Master Lease Portfolio and a $1.7 million favorable change in gain (loss) on derivatives principally reflecting realized gains on interest rate swaps which hedge the variable interest rate risk on borrowings secured by our Medical Office Portfolio, partially offset by a $3.6 million decrease in equity in earnings recognized from our investment in the Retail Fund.

Investing and Servicing Segment

The Investing and Servicing Segment’s Core Earnings decreased by $22.8 million, from $136.2 million during the six months ended June 30, 2017 to $113.4 million during the six months ended June 30, 2018.  After making adjustments for the calculation of Core Earnings, revenues were $160.5 million, costs and expenses were $67.7 million, other income was $26.2 million, income tax provision was $1.7 million and the deduction of income attributable to non-controlling interests was $3.9 million.

Core revenues decreased by $12.9 million during the six months ended June 30, 2018, primarily due to decreases of $10.9 million in interest income from our CMBS portfolio and $5.6 million in servicing fees, partially offset by a $4.3 million increase in rental income from our REIS Equity Portfolio.

Core costs and expenses increased by $2.8 million during the six months ended June 30, 2018, primarily due to moderate increases in costs of rental operations associated with our REIS Equity Portfolio and interest expense, partially offset by a decrease in general and administrative expenses.

Core other income increased by $0.7 million principally due to (i) a $10.9 million lesser decrease in fair value of servicing rights and (ii) an $8.0 million favorable change in realized gains (losses) on derivatives and foreign currency, both partially offset by (iii) a $5.7 million decrease in realized gains on conduit loans, (iv) an $11.5 million decrease in net gains on investments reflecting decreased gains on CMBS partially offset by increased gains on sales of operating properties and (v) a $0.6 million decrease in earnings from unconsolidated entities.

Income taxes, which principally relate to the operating results of our servicing and conduit businesses which are held in TRSs, increased $3.5 million due to an increase in the taxable income of our TRSs.

Income attributable to non-controlling interests increased $4.3 million primarily due to the minority investors’ share of gains from operating properties sold during the six months ended June 30, 2018.

Corporate

Core corporate costs and expenses decreased by $9.2 million, from $101.9 million during the six months ended June 30, 2017 to $92.7 million during the six months ended June 30, 2018, primarily due to the $10.0 million positive adjustment to Core Earnings upon the repayment at maturity of the 2018 Notes as described above.

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

Cash Flows for the Six Months Ended June 30, 2018 (amounts in thousands)

		VIE	Excluding Investing
	GAAP	Adjustments	and Servicing VIEs
Net cash used in operating activities	$(147,667)	$4,288	$(143,379)
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(2,404,133)	—	(2,404,133)
Proceeds from principal collections and sale of loans	2,035,617	—	2,035,617
Purchase of investment securities	(20,465)	(71,443)	(91,908)
Proceeds from sales and collections of investment securities	322,494	67,712	390,206
Proceeds from sales and insurance recoveries on properties	96,147	—	96,147
Purchases and additions to properties and other assets	(36,769)	(27,737)	(64,506)
Net cash flows from other investments and assets	14,661	—	14,661
Net cash provided by (used in) investing activities	7,552	(31,468)	(23,916)
Cash Flows from Financing Activities:
Proceeds from borrowings	3,001,735	—	3,001,735
Principal repayments on and repurchases of borrowings	(2,410,574)	—	(2,410,574)
Payment of deferred financing costs	(20,005)	—	(20,005)
Proceeds from common stock issuances, net of offering costs	297	—	297
Payment of dividends	(251,671)	—	(251,671)
Contributions from non-controlling interests	8,911	—	8,911
Distributions to non-controlling interests	(237,551)	527	(237,024)
Purchase of treasury stock	(12,090)	—	(12,090)
Issuance of debt of consolidated VIEs	7,948	(7,948)	—
Repayment of debt of consolidated VIEs	(98,324)	98,324	—
Distributions of cash from consolidated VIEs	58,908	(58,908)	—
Net cash provided by financing activities	47,584	31,995	79,579
Net decrease in cash, cash equivalents and restricted cash	(92,531)	4,815	(87,716)
Cash, cash equivalents and restricted cash, beginning of period	418,273	(5,726)	412,547
Effect of exchange rate changes on cash	(529)	—	(529)
Cash, cash equivalents and restricted cash, end of period	$325,213	$(911)	$324,302

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

Cash and cash equivalents decreased by $87.7 million during the six months ended June 30, 2018, reflecting net cash used in operating activities of $143.4 million and net cash used in investing activities of $23.9 million, partially offset by net cash provided by financing activities of $79.6 million.

Net cash used in operating activities of $143.4 million for the six months ended June 30, 2018 related primarily to originations and purchases of loans held-for-sale, net of proceeds from principal collections and sales of $332.4 million, cash interest expense of $147.2 million, general and administrative expenses of $51.8 million, management fees of $49.6 million and a net change in operating assets and liabilities of $47.2 million. Offsetting these cash outflows was cash interest income of $230.8 million from our loan origination and conduit programs and cash interest income on investment securities of $77.7 million. Net rental income provided cash of $110.7 million and servicing fees provided cash of $63.8 million.

Net cash used in investing activities of $23.9 million for the six months ended June 30, 2018 related primarily to the origination and acquisition of new loans held-for-investment of $2.4 billion, the purchase of investment securities of $91.9 million and the purchase of properties and other assets of $64.5 million, partially offset by the proceeds received from principal collections and sales of loans of $2.0 billion, investment securities of $390.2 million and sale/recovery of properties of $96.1 million.

Net cash provided by financing activities of $79.6 million for the six months ended June 30, 2018 related primarily to borrowings on our secured debt, net of repayments and deferred loan costs, of $448.1 million and net borrowings after repayments of our unsecured debt of $123.1 million, partially offset by dividend distributions of $251.7 million and distributions to non-controlling interests of $237.0 million. The distributions to non-controlling interests were principally related to the Q1 2018 Closing of the Woodstar II Portfolio acquisition.

Our Investment Portfolio

Lending Segment

The following table sets forth the amount of each category of investments we owned across various property types within our Lending Segment as of June 30, 2018 and December 31, 2017 (dollars in thousands):

						Unlevered
	Face	Carrying	Asset Specific	Net		Return on
	Amount	Value	Financing	Investment	Vintage	Asset
June 30, 2018
First mortgages (1)	$6,412,757	$6,385,446	$2,822,448	$3,562,998	1997-2018	6.9%
Subordinated mortgages	157,243	157,439	—	157,439	1998-2014	12.2%
Mezzanine loans (1)	385,772	386,545	—	386,545	2005-2018	11.5%
Other loans	29,745	26,297	—	26,297	1999-2017	12.6%
Loans held-for-sale, fair value option, residential	766,878	792,664	497,567	295,097	2013-2018	6.0%
Loans transferred as secured borrowings	74,692	74,217	74,058	159	N/A
Loan loss allowance	—	(31,127)	—	(31,127)	N/A
RMBS	345,200	235,796	82,861	152,935	2003-2007	10.5%
HTM securities (2)	140,789	140,676	63,458	77,218	2013-2017	7.9%
Equity security	12,071	13,037	—	13,037	N/A
Investment in unconsolidated entities	N/A	33,876	—	33,876	N/A
	$8,325,147	$8,214,866	$3,540,392	$4,674,474

December 31, 2017
First mortgages (1)	$5,839,827	$5,815,008	$2,636,881	$3,178,127	1989-2017	6.7%
Subordinated mortgages	177,386	177,115	—	177,115	1998-2014	11.8%
Mezzanine loans (1)	545,355	545,299	—	545,299	2005-2017	11.5%
Other loans	29,320	25,607	—	25,607	1999-2017	12.5%
Loans held-for-sale, fair value option, residential	594,105	613,287	444,539	168,748	2013-2017	6.0%
Loans transferred as secured borrowings	75,000	74,403	74,185	218	N/A
Loan loss allowance	—	(4,330)	—	(4,330)	N/A
RMBS	366,711	247,021	117,534	129,487	2003-2007	10.0%
HTM securities (2)	437,531	433,468	267,533	165,935	2013-2017	5.8%
Equity security	12,350	13,523	—	13,523	N/A
Investment in unconsolidated entities	N/A	45,028	—	45,028	N/A
	$8,077,585	$7,985,429	$3,540,672	$4,444,757

(1)

First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.  The application of this methodology resulted in mezzanine loans with carrying values of $983.3 million and $851.1 million being classified as first mortgages as of June 30, 2018 and December 31, 2017, respectively.

(2)	CMBS held-to-maturity (“HTM”) and mandatorily redeemable preferred equity interests in commercial real estate entities.

As of June 30, 2018 and December 31, 2017, our Lending Segment’s investment portfolio, excluding loans held-for-sale, RMBS and other investments, had the following characteristics based on carrying values:

Collateral Property Type	June 30, 2018	December 31, 2017
Office	32.5%	33.7%
Hotel	22.6%	16.8%
Multifamily	12.6%	9.4%
Mixed Use	11.9%	18.4%
Residential	7.5%	7.1%
Retail	2.7%	7.8%
Industrial	2.3%	2.3%
Parking	2.1%	2.2%
Other	5.8%	2.3%
	100.0%	100.0%

Geographic Location	June 30, 2018	December 31, 2017
West	27.5%	21.6%
North East	26.1%	31.5%
South West	15.8%	12.1%
International	9.5%	12.4%
South East	8.6%	12.6%
Mid Atlantic	7.1%	4.7%
Midwest	5.4%	5.1%
	100.0%	100.0%

Property Segment

The following table sets forth the amount of each category of investments, which are comprised of properties, intangible lease assets and liabilities and our equity investment in the Retail Fund held within our Property Segment as of June 30, 2018 and December 31, 2017 (amounts in thousands):

	June 30, 2018	December 31, 2017
Properties, net	$2,642,076	$2,364,806
Lease intangibles, net	100,674	111,631
Investment in unconsolidated entities	110,122	110,704
	$2,852,872	$2,587,141

The following table sets forth our net investment and other information regarding the Property Segment’s properties and intangible lease assets and liabilities as of June 30, 2018 (dollars in thousands):

		Asset			Weighted Average
	Carrying	Specific	Net	Occupancy	Remaining
	Value	Financing	Investment	Rate	Lease Term
Office—Medical Office Portfolio	$760,084	$483,558	$276,526	92.7%	6.3 years
Office—Ireland Portfolio	510,729	326,627	184,102	99.8%	10.2 years
Multifamily residential—Ireland Portfolio	18,568	11,894	6,674	97.0%	0.4 years
Multifamily residential—Woodstar I Portfolio	619,843	408,211	211,632	98.6%	0.5 years
Multifamily residential—Woodstar II Portfolio	528,760	420,062	108,698	99.3%	0.5 years
Retail—Master Lease Portfolio	376,912	191,911	185,001	100.0%	23.8 years
Industrial—Master Lease Portfolio	128,109	70,105	58,004	100.0%	23.8 years
Subtotal—undepreciated carrying value	2,943,005	1,912,368	1,030,637
Accumulated depreciation and amortization	(200,255)	—	(200,255)
Net carrying value	$2,742,750	$1,912,368	$830,382

As of June 30, 2018 and December 31, 2017, our Property Segment’s investment portfolio had the following geographic characteristics based on carrying values:

Geographic Location	June 30, 2018	December 31, 2017
Ireland	17.4%	20.1%
U.S. Regions:
South East	46.4%	38.4%
Midwest	10.8%	12.2%
South West	8.3%	9.4%
North East	7.8%	8.8%
West	7.6%	9.2%
Mid-Atlantic	1.7%	1.9%
	100.0%	100.0%

Investing and Servicing Segment

The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of June 30, 2018 and December 31, 2017 (amounts in thousands):

				Asset
	Face	Carrying		Specific	Net
	Amount	Value		Financing	Investment
June 30, 2018
CMBS, fair value option	$4,168,049	$1,076,411	(1)	$148,321	$928,090
Intangible assets - servicing rights	N/A	46,582	(2)	—	46,582
Lease intangibles, net	N/A	34,606		—	34,606
Loans held-for-sale, fair value option, commercial	292,535	300,105		196,965	103,140
Loans held-for-investment	3,576	3,576		—	3,576
Investment in unconsolidated entities	N/A	44,435		—	44,435
Properties, net	N/A	294,608		218,940	75,668
	$4,464,160	$1,800,323		$564,226	$1,236,097
December 31, 2017
CMBS, fair value option	$4,131,687	$1,024,143	(1)	$145,456	$878,687
Intangible assets - servicing rights	N/A	59,005	(2)	—	59,005
Lease intangibles, net	N/A	31,000		—	31,000
Loans held-for-sale, fair value option, commercial	132,393	132,456		66,377	66,079
Loans held-for-investment	3,796	3,796		—	3,796
Investment in unconsolidated entities	N/A	50,759		—	50,759
Properties, net	N/A	282,675		199,693	82,982
	$4,267,876	$1,583,834		$411,526	$1,172,308

(1)	Includes $1.0 billion of CMBS reflected in “VIE liabilities” in accordance with ASC 810 as of both June 30, 2018 and December 31, 2017.

(2)	Includes $23.8 million and $28.2 million of servicing rights intangibles reflected in “VIE assets” in accordance with ASC 810 as of June 30, 2018 and December 31, 2017, respectively.

Our REIS Equity Portfolio, as defined in Note 3 to the Condensed Consolidated Financial Statements, had the following characteristics based on carrying values of $308.7 million and $292.8 million as of June 30, 2018 and December 31, 2017, respectively:

Property Type	June 30, 2018	December 31, 2017
Office	51.2%	38.5%
Retail	30.6%	37.5%
Multifamily	7.4%	12.5%
Mixed Use	4.8%	7.0%
Self-storage	4.2%	4.5%
Hotel	1.8%	—%
	100.0%	100.0%

Geographic Location	June 30, 2018	December 31, 2017
South East	34.4%	46.3%
North East	21.1%	14.0%
South West	18.7%	12.5%
Midwest	8.7%	7.5%
West	8.7%	10.8%
Mid Atlantic	8.4%	8.9%
	100.0%	100.0%

New Credit Facilities and Amendments

Refer to Notes 9 and 10 of our Condensed Consolidated Financial Statements for a detailed discussion of new credit facilities and amendments to existing credit facilities executed since December 31, 2017.

Borrowings under Various Secured Financing Arrangements

The following table is a summary of our secured financing facilities as of June 30, 2018 (dollars in thousands):

					Pledged				Approved
					Asset	Maximum			but	Unallocated
	Current	Extended			Carrying	Facility		Outstanding	Undrawn	Financing
	Maturity	Maturity (a)	Pricing		Value	Size		Balance	Capacity (b)	Amount (c)
Lender 1 Repo 1	(d)	(d)	LIBOR + 1.75% to 5.75%		$1,618,912	$2,000,000		$1,257,271	$41,085	$701,644
Lender 2 Repo 1	Apr 2020	Apr 2023	LIBOR + 2.00% to 2.35%		283,182	900,000	(e)	194,357	14,271	691,372
Lender 4 Repo 2	May 2021	May 2023	LIBOR + 2.00% to 3.25%		741,093	1,000,000	(f)	333,278	175,543	491,179
Lender 6 Repo 1	Aug 2020	N/A	LIBOR + 2.00% to 2.75%		653,722	600,000		497,045	10,500	92,455
Lender 6 Repo 2	Oct 2022	Oct 2023	GBP LIBOR + 2.75%		435,311	335,935		335,935	—	—
Lender 9 Repo 1	Sep 2018	N/A	LIBOR + 1.65%		—	—		—	—	—
Lender 10 Repo 1	Mar 2020	Mar 2022	LIBOR + 1.65% to 2.75%		171,000	140,000		136,800	—	3,200
Lender 11 Repo 1	Jun 2019	Jun 2020	LIBOR + 2.75%		—	200,000		—	—	200,000
Lender 11 Repo 2	Sep 2018	Sep 2022	LIBOR + 2.25% to 2.75%		79,718	250,000		54,000	5,250	190,750
Lender 12 Repo 1	Jun 2021	Jun 2024	LIBOR + 2.10% to 2.45%		57,291	250,000		43,500	—	206,500
Lender 7 Secured Financing	Feb 2021	Feb 2023	LIBOR + 2.25%	(g)	28,219	650,000	(h)	21,169	—	628,831
Lender 8 Secured Financing	Aug 2019	N/A	LIBOR + 4.00%		—	—		—	—	—
Conduit Repo 2	Nov 2018	Nov 2019	LIBOR + 2.25%		120,189	200,000		89,190	—	110,810
Conduit Repo 3	Feb 2020	Feb 2021	LIBOR + 2.10%		108,021	150,000		78,422	—	71,578
MBS Repo 1	(i)	(i)	LIBOR + 1.90%		—	—		—	—	—
MBS Repo 2	Dec 2019	N/A	LIBOR + 1.90% to 2.45%		100,412	69,122		69,122	—	—
MBS Repo 3	(j)	(j)	LIBOR + 1.32% to 1.95%		239,266	163,525		163,525	—	—
MBS Repo 4	(k)	N/A	LIBOR + 1.70%		167,737	110,000		39,000	63,812	7,188
MBS Repo 5	Jun 2028	Dec 2028	4.13%		25,572	150,000		23,551	—	126,449
Investing and Servicing Segment Property Mortgages	Aug 2018 to Jun 2026	N/A	Various		245,105	218,019		196,996	—	21,023
Ireland Portfolio Mortgage	May 2020	N/A	EURIBOR + 1.69%		475,754	340,741		340,741	—	—
Woodstar I Portfolio Mortgages	Nov 2025 to Oct 2026	N/A	3.72% to 3.97%		363,962	276,748		276,748	—	—
Woodstar I Portfolio Government Financing	Mar 2026 to Jun 2049	N/A	1.00% to 5.00%		303,177	132,308		132,308	—	—
Woodstar II Portfolio Mortgages	Jan 2028 to Apr 2028	N/A	3.81% to 3.85%		512,125	417,669		417,669	—	—
Woodstar II Portfolio Government Financing	Jun 2030 to Apr 2046	N/A	1.00% to 3.00%		133,804	7,361		7,361	—	—
Medical Office Portfolio Mortgages	Dec 2021	Dec 2023	LIBOR + 2.50%		695,869	524,499		491,197	—	33,302
Master Lease Portfolio Mortgages	Oct 2027	N/A	4.36% to 4.38%		462,552	265,900		265,900	—	—
Term Loan A	Dec 2020	Dec 2021	LIBOR + 2.25%	(g)	902,809	300,000		300,000	—	—
Revolving Secured Financing	Dec 2020	Dec 2021	LIBOR + 2.25%	(g)	—	100,000		—	83,065	16,935
FHLB	Feb 2021	N/A	Various		792,664	498,000		498,000	—	—
					$9,717,466	$10,249,827		6,263,085	$393,526	$3,593,216
Unamortized net premium								2,519
Unamortized deferred financing costs								(48,987)
								$6,216,617

(a)	Subject to certain conditions as defined in the respective facility agreement.

(b)	Approved but undrawn capacity represents the total draw amount that has been approved by the lender related to those assets that have been pledged as collateral, less the drawn amount.

(c)	Unallocated financing amount represents the maximum facility size less the total draw capacity that has been approved by the lender.

(d)

Maturity date for borrowings collateralized by loans is September 2018 before extension options and September 2021 assuming the exercise of extension options.  Borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions and not to exceed September 2025.

(e)	The initial maximum facility size of $600.0 million may be increased to $900.0 million, subject to certain conditions.

(f)	The initial maximum facility size of $600.0 million may be increased to $1.0 billion at our option, subject to certain conditions.

(g)	Subject to borrower’s option to choose alternative benchmark based rates pursuant to the terms of the credit agreement.

(h)	The initial maximum facility size of $300.0 million may be increased to $650.0 million, subject to certain conditions.

(i)	Facility carries a rolling 11-month term which may reset monthly with the lender’s consent not to exceed December 2018. This facility carries no maximum facility size.

(j)

Facility carries a rolling 12-month term which may reset monthly with the lender’s consent. Current maturity is June 2019. This facility carries no maximum facility size. Amount herein reflects the outstanding balance as of June 30, 2018.

(k)	The date that is 270 days after the buyer delivers notice to seller, subject to a maximum date of May 2020.

As of June 30, 2018, Wells Fargo Bank, N.A. is our largest creditor through two repurchase facilities (Lender 1 Repo 1 facility and mortgage-backed securities (“MBS”) Repo 4 facility).

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

Variance between Average and Quarter-End Credit Facility Borrowings Outstanding

The following table compares the average amount outstanding under our secured financing agreements during each quarter and the amount outstanding as of the end of each quarter, together with an explanation of significant variances (amounts in thousands):

		Weighted-Average		Explanations
	Quarter-End	Balance During		for Significant
Quarter Ended	Balance	Quarter	Variance	Variances
December 31, 2017	5,813,447	5,885,681	(72,234)	N/A
March 31, 2018	5,596,955	5,573,668	23,287	N/A
June 30, 2018	6,263,085	5,813,312	449,773	(a)

(a)

The Lending Segment funded 63% of the second quarter’s total loan fundings during June, which resulted in the Company drawing on its secured financing agreements near quarter end to finance the additional loan fundings.

Borrowings under Unsecured Senior Notes

During the three months ended June 30, 2018 and 2017, the weighted average effective borrowing rate on our unsecured senior notes was 5.0% and 5.5%, respectively.  During the six months ended June 30, 2018 and 2017, the weighted average effective borrowing rate on our unsecured senior notes was 5.1% and 5.6%, respectively.  The effective borrowing rate includes the effects of underwriter purchase discount and the adjustment for the conversion option on the convertible notes, the initial value of which reduced the balance of the notes.

Refer to Note 10 of our Condensed Consolidated Financial Statements for further disclosure regarding the terms of our unsecured senior notes.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities

The following scheduled and/or projected principal repayments on our investments were based upon the amounts outstanding and contractual terms of the financing facilities in effect as of June 30, 2018 (amounts in thousands):

	Scheduled Principal	Scheduled/Projected	Projected/Required	Scheduled Principal
	Repayments on Loans	Principal Repayments	Repayments of	Inflows Net of
	and HTM Securities	on RMBS and CMBS	Financing	Financing Outflows
Third Quarter 2018	838,360	31,893	(239,593)	630,660
Fourth Quarter 2018	504,047	17,824	(7,889)	513,982
First Quarter 2019	342,833	56,414	(426,732)	(27,485)
Second Quarter 2019	461,167	14,889	(250,057)	225,999
Total	$2,146,407	$121,020	$(924,271)	$1,343,156

In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

Issuances of Equity Securities

We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At June 30, 2018, we had 100,000,000 shares of preferred stock available for issuance and 237,638,315 shares of common stock available for issuance.

Other Potential Sources of Financing

In the future, we may also use other sources of financing to fund the acquisition of our target assets, including other secured as well as unsecured forms of borrowing and sale of certain investment securities which no longer meet our return requirements.

Repurchases of Equity Securities and Convertible Senior Notes

In September 2014, our board of directors authorized and announced the repurchase of up to $250.0 million of our outstanding common stock over a period of one year. Subsequent amendments to the repurchase program approved by our board of directors in December 2014, June 2015, January 2016 and February 2017 resulted in the program being (i) amended to increase maximum repurchases to $500.0 million, (ii) expanded to allow for the repurchase of our outstanding convertible senior notes under the program and (iii) extended through January 2019. Purchases made pursuant to the program are made in either the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are discretionary and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time.  During the six months ended June 30, 2018, we repurchased $12.1 million of common stock and no convertible senior notes under the repurchase program. As of June 30, 2018, we have $250.1 million of remaining capacity to repurchase common stock and/or convertible senior notes under the repurchase program.

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

The Company’s board of directors declared the following dividends during the six months ended June 30, 2018:

Declare Date	Record Date	Payment Date	Amount	Frequency
5/4/18	6/29/18	7/13/18	$0.48	Quarterly
2/28/18	3/30/18	4/13/18	$0.48	Quarterly

On August 8, 2018, our board of directors declared a dividend of $0.48 per share for the third quarter of 2018, which is payable on October 15, 2018 to common stockholders of record as of September 28, 2018.

Leverage Policies

Our strategies with regards to use of leverage have not changed significantly since December 31, 2017.  Refer to our Form 10-K for a description of our strategies regarding use of leverage.

Contractual Obligations and Commitments

Contractual obligations as of June 30, 2018 are as follows (amounts in thousands):

		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Secured financings (a)	$6,263,085	$201,736	$1,682,695	$1,091,461	$3,287,193
Unsecured senior notes	2,291,363	341,363	500,000	950,000	500,000
Secured borrowings on transferred loans (b)	74,692	—	74,692	—	—
Loan funding commitments (c)	1,760,580	848,729	845,999	65,852	—
Loan purchase commitments (d)	65,000	65,000	—	—	—
Future lease commitments	30,453	6,608	11,458	649	11,738
Total	$10,485,173	$1,463,436	$3,114,844	$2,107,962	$3,798,931

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

(c)

Excludes $255.1 million of loan funding commitments in which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower either earlier than, or in excess of, expectations.

(d)	Represents the Company’s contractual commitments to purchase residential mortgage loans from a third party residential mortgage originator.

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

We seek to further manage credit risk associated with our Investing and Servicing Segment loans held-for-sale through the purchase of credit index instruments.  The following table presents our credit index instruments as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	Face Value of	Aggregate Notional Value of	Number of
	Loans Held-for-Sale	Credit Index Instruments	Credit Index Instruments
June 30, 2018	$292,535	$74,000	9
December 31, 2017	$132,393	$49,000	8

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations such as repurchase agreements, bank credit facilities, term loans, revolving facilities and securitizations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we mitigate such interest rate risk through the utilization of interest rate derivatives of the same duration. The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of June 30, 2018 and December 31, 2017 (dollars in thousands):

		Aggregate Notional
	Face Value of	Value of Interest	Number of Interest
	Hedged Instruments	Rate Derivatives	Rate Derivatives
Instrument hedged as of June 30, 2018
Loans held-for-sale	$329,260	$312,500	19
RMBS, available-for-sale	345,200	109,000	3
Secured financing agreements	1,039,996	1,056,675	17
Unsecured senior notes	1,000,000	970,000	2
	$2,714,456	$2,448,175	41
Instrument hedged as of December 31, 2017
Loans held-for-sale	$232,393	$213,600	16
RMBS, available-for-sale	366,711	69,000	2
Secured financing agreements	1,051,458	1,009,180	16
Unsecured senior notes	500,000	470,000	1
	$2,150,562	$1,761,780	35

The following table summarizes the estimated annual change in net investment income for our LIBOR-based investments and our LIBOR-based debt assuming increases or decreases in LIBOR and adjusted for the effects of our interest rate hedging activities (amounts in thousands, except per share data):

	Variable-rate
	investments and	3.0%	2.0%	1.0%	1.0%
Income (Expense) Subject to Interest Rate Sensitivity	indebtedness (1)	Increase	Increase	Increase	Decrease (2)
Investment income from variable-rate investments	$6,719,894	$199,845	$133,059	$66,273	$(53,497)
Interest expense from variable-rate debt, net of interest rate derivatives	(4,450,158)	(139,821)	(95,205)	(49,015)	49,287
Net investment income from variable rate instruments	$2,269,736	$60,024	$37,854	$17,258	$(4,210)
Impact per diluted shares outstanding		$0.22	$0.14	$0.06	$(0.02)

(1)	Includes the notional value of interest rate derivatives.

(2)	Assumes LIBOR does not go below 0%.

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

The following table represents our current currency hedge exposure as it relates to our investments denominated in foreign currencies, along with the aggregate notional amount of the hedges in place (amounts in thousands except for number of contracts, using the June 30, 2018 GBP closing rate of 1.3207 and Euro (“EUR”) closing rate of 1.1686):

Carrying Value of Net Investment	Local Currency	Number of Foreign Exchange Contracts		Aggregate Notional Value of Hedges Applied	Expiration Range of Contracts
$63,381	GBP	59		$65,749	July 2018 – June 2019
30,946	EUR	10		39,435	August 2018 – March 2022
100,681	EUR	1		100,665	July 2018
44,280	GBP	13		71,626	August 2018 – July 2020
414	GBP	2		785	October 2018 – March 2019
188,556	EUR	24	(1)	256,348	September 2018 – June 2020
28,720	GBP	14		39,137	September 2018 – December 2021
55,095	GBP	42		82,088	August 2018 – November 2021
13,037	GBP	4		12,660	September 2018 – April 2019
$525,110		169		$668,493

(1)	These foreign exchange contracts hedge our EUR currency exposure created by our acquisition of the Ireland Portfolio.

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

Changes in Internal Control Over Financial Reporting.  No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of securities during the three months ended June 30, 2018.

Issuer Purchases of Equity Securities

There were no purchases of common stock during the three months ended June 30, 2018.

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

STARWOOD PROPERTY TRUST, INC.

Date: August 8, 2018	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: August 8, 2018	By:	/s/ RINA PANIRY
Rina Paniry Chief Financial Officer, Treasurer, Chief Accounting Officer and Principal Financial Officer