Form 10-Q
period 2018-09-30
STARWOOD PROPERTY TRUST, INC.
filed 2018-11-09
CIK 1465128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

(203) 422-7700

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of November 5, 2018 was 275,351,911.

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

These forward-looking statements are based largely on our current beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors that may cause actual results to vary from our forward-looking statements include, but are not limited to:

•

factors described in our Annual Report on Form 10-K for the year ended December 31, 2017, our Quarterly Report on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018 and this Quarterly Report on Form 10-Q, including those set forth under the captions “Risk Factors” and “Business”;

•	defaults by borrowers in paying debt service on outstanding indebtedness;

•	impairment in the value of real estate property securing our loans or in which we invest;

•	availability of mortgage origination and acquisition opportunities acceptable to us;

•	potential mismatches in the timing of asset repayments and the maturity of the associated financing agreements;

•

our ability to integrate our recently completed acquisition of the project finance origination, underwriting and capital markets business of GE Capital Global Holdings, LLC into our business and to achieve the benefits that we anticipate from the acquisition;

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands, except share data)

	As of	As of
	September 30, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$265,757	$369,448
Restricted cash	124,264	48,825
Loans held-for-investment, net	8,500,674	6,562,495
Loans held-for-sale ($913,505 and $745,743 held at fair value)	1,326,837	745,743
Loans transferred as secured borrowings	74,281	74,403
Investment securities ($289,554 and $284,735 held at fair value)	763,450	718,203
Properties, net	2,888,737	2,647,481
Properties held-for-sale	52,302	—
Intangible assets ($21,768 and $30,759 held at fair value)	153,948	183,092
Investment in unconsolidated entities	168,788	185,503
Goodwill	256,425	140,437
Derivative assets	59,807	33,898
Accrued interest receivable	52,911	47,747
Other assets	198,688	138,140
Variable interest entity (“VIE”) assets, at fair value	48,034,610	51,045,874
Total Assets	$62,921,479	$62,941,289
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$214,902	$185,117
Related-party payable	25,286	42,369
Dividends payable	132,549	125,916
Derivative liabilities	35,386	36,200
Secured financing agreements, net	8,586,687	5,773,056
Unsecured senior notes, net	2,024,570	2,125,235
Secured borrowings on transferred loans, net	74,148	74,185
VIE liabilities, at fair value	46,945,674	50,000,010
Total Liabilities	58,039,202	58,362,088
Commitments and contingencies (Note 21)
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 279,302,395 issued and 274,122,255 outstanding as of September 30, 2018 and 265,983,309 issued and 261,376,424 outstanding as of December 31, 2017	2,793	2,660
Additional paid-in capital	4,963,061	4,715,246
Treasury stock (5,180,140 shares and 4,606,885 shares)	(104,194)	(92,104)
Accumulated other comprehensive income	67,920	69,924
Accumulated deficit	(308,343)	(217,312)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,621,237	4,478,414
Non-controlling interests in consolidated subsidiaries	261,040	100,787
Total Equity	4,882,277	4,579,201
Total Liabilities and Equity	$62,921,479	$62,941,289

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Interest income from loans	$154,501	$138,599	$443,825	$371,094
Interest income from investment securities	11,508	12,451	37,567	40,045
Servicing fees	27,824	14,842	71,206	47,572
Rental income	91,132	60,153	261,133	176,161
Other revenues	754	722	2,131	2,184
Total revenues	285,719	226,767	815,862	637,056
Costs and expenses:
Management fees	26,519	30,980	84,655	79,997
Interest expense	102,658	76,431	281,433	213,608
General and administrative	31,203	32,892	98,873	95,841
Acquisition and investment pursuit costs	6,527	1,024	8,465	2,232
Costs of rental operations	30,191	23,799	92,781	67,701
Depreciation and amortization	34,293	22,871	103,187	67,131
Loan loss allowance, net	929	(171)	27,726	(3,170)
Other expense	76	376	677	1,276
Total costs and expenses	232,396	188,202	697,797	524,616
Income before other income (loss), income taxes and non-controlling interests	53,323	38,565	118,065	112,440
Other income (loss):
Change in net assets related to consolidated VIEs	33,289	56,177	129,888	203,108
Change in fair value of servicing rights	(974)	(4,867)	(8,991)	(21,301)
Change in fair value of investment securities, net	301	(397)	7,854	(4,061)
Change in fair value of mortgage loans held-for-sale, net	3,940	19,485	26,573	45,484
Earnings (loss) from unconsolidated entities	2,625	(4,689)	6,633	27,763
Gain on sale of investments and other assets, net	1,462	11,877	25,559	17,004
Gain (loss) on derivative financial instruments, net	11,735	(24,224)	27,498	(66,159)
Foreign currency (loss) gain, net	(4,078)	10,660	(3,793)	28,434
Total other-than-temporary impairment (“OTTI”)	—	(66)	—	(175)
Noncredit portion of OTTI recognized in other comprehensive income	—	66	—	66
Net impairment losses recognized in earnings	—	—	—	(109)
Loss on extinguishment of debt	(2,540)	—	(2,726)	(5,916)
Other (loss) income, net	(1,421)	28	(815)	484
Total other income	44,339	64,050	207,680	224,731
Income before income taxes	97,662	102,615	325,745	337,171
Income tax provision	(8,281)	(9,816)	(14,480)	(18,285)
Net income	89,381	92,799	311,265	318,886
Net income attributable to non-controlling interests	(4,845)	(4,371)	(17,567)	(10,720)
Net income attributable to Starwood Property Trust, Inc.	$84,536	$88,428	$293,698	$308,166

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic	$0.31	$0.34	$1.11	$1.18
Diluted	$0.31	$0.33	$1.09	$1.17

Dividends declared per common share	$0.48	$0.48	1.44	$1.44

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, amounts in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$89,381	$92,799	$311,265	$318,886
Other comprehensive (loss) income (net change by component):
Cash flow hedges	(6)	(22)	(24)	56
Available-for-sale securities	737	3,975	2,923	10,728
Foreign currency translation	(945)	5,337	(4,903)	18,349
Other comprehensive (loss) income	(214)	9,290	(2,004)	29,133
Comprehensive income	89,167	102,089	309,261	348,019
Less: Comprehensive income attributable to non-controlling interests	(4,845)	(4,371)	(17,567)	(10,720)
Comprehensive income attributable to Starwood Property Trust, Inc.	$84,322	$97,718	$291,694	$337,299

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited, amounts in thousands, except share data)

								Total
								Starwood
							Accumulated	Property
	Common stock		Additional				Other	Trust, Inc.	Non-
		Par	Paid-in	Treasury Stock		Accumulated	Comprehensive	Stockholders’	Controlling	Total
	Shares	Value	Capital	Shares	Amount	Deficit	Income	Equity	Interests	Equity
Balance, January 1, 2018	265,983,309	$2,660	$4,715,246	4,606,885	$(92,104)	$(217,312)	$69,924	$4,478,414	$100,787	$4,579,201
Proceeds from DRIP Plan	21,512	—	459	—	—	—	—	459	—	459
Equity offering costs	—	—	(22)	—	—	—	—	(22)	—	(22)
Conversion of 2019 Convertible Notes	11,181,546	112	215,265	—	—	—	—	215,377	—	215,377
Common stock repurchased	—	—	—	573,255	(12,090)	—	—	(12,090)	—	(12,090)
Share-based compensation	1,215,137	12	16,442	—	—	—	—	16,454	—	16,454
Manager incentive fee paid in stock	900,891	9	18,633	—	—	—	—	18,642	—	18,642
Net income	—	—	—	—	—	293,698	—	293,698	17,567	311,265
Dividends declared, $1.44 per share	—	—	—	—	—	(384,729)	—	(384,729)	—	(384,729)
Other comprehensive loss, net	—	—	—	—	—	—	(2,004)	(2,004)	—	(2,004)
VIE non-controlling interests	—	—	—	—	—	—	—	—	(291)	(291)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	387,481	387,481
Distributions to non-controlling interests	—	—	(2,962)	—	—	—	—	(2,962)	(244,185)	(247,147)
Sale of controlling interest in majority owned property asset	—	—	—	—	—	—	—	—	(319)	(319)
Balance, September 30, 2018	279,302,395	$2,793	$4,963,061	5,180,140	$(104,194)	$(308,343)	$67,920	$4,621,237	$261,040	$4,882,277

Balance, January 1, 2017	263,893,806	$2,639	$4,691,180	4,606,885	$(92,104)	$(115,579)	$36,138	$4,522,274	$37,799	$4,560,073
Proceeds from DRIP Plan	24,217	—	541	—	—	—	—	541	—	541
Equity offering costs	—	—	(12)	—	—	—	—	(12)	—	(12)
Equity component of 2023 Convertible Senior Notes issuance	—	—	3,755	—	—	—	—	3,755	—	3,755
Equity component of 2018 Convertible Senior Notes repurchase	—	—	(18,105)	—	—			(18,105)		(18,105)
Share-based compensation	849,045	9	13,281	—	—	—	—	13,290	—	13,290
Manager incentive fee paid in stock	639,555	6	14,404	—	—	—	—	14,410	—	14,410
Net income	—	—	—	—	—	308,166	—	308,166	10,720	318,886
Dividends declared, $1.44 per share	—	—	—	—	—	(376,660)	—	(376,660)	—	(376,660)
Other comprehensive income, net	—	—	—	—	—	—	29,133	29,133	—	29,133
VIE non-controlling interests	—	—	—	—	—	—	—	—	1,837	1,837
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	105	105
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(7,519)	(7,519)
Balance, September 30, 2017	265,406,623	$2,654	$4,705,044	4,606,885	$(92,104)	$(184,073)	$65,271	$4,496,792	$42,942	$4,539,734

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	For the Nine Months Ended
	September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$311,265	$318,886
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs, premiums and discounts on secured financing agreements and secured borrowings on transferred loans	18,156	14,131
Amortization of discounts and deferred financing costs on senior notes	9,674	17,514
Accretion of net discount on investment securities	(12,013)	(11,669)
Accretion of net deferred loan fees and discounts	(28,954)	(27,014)
Share-based compensation	16,454	13,290
Share-based component of incentive fees	18,642	14,410
Change in fair value of investment securities	(7,854)	4,061
Change in fair value of consolidated VIEs	(12,173)	(59,160)
Change in fair value of servicing rights	8,991	21,301
Change in fair value of loans held-for-sale	(26,573)	(45,484)
Change in fair value of derivatives	(24,339)	62,463
Foreign currency gain (loss), net	3,734	(28,211)
Gain on sale of investments and other assets	(25,559)	(17,004)
Impairment charges on properties and related intangibles	1,864	1,099
Loan loss allowance, net	27,726	(3,170)
Depreciation and amortization	101,760	64,937
Earnings from unconsolidated entities	(6,633)	(27,763)
Distributions of earnings from unconsolidated entities	5,001	4,716
Loss on extinguishment of debt	2,726	5,916
Origination and purchase of loans held-for-sale, net of principal collections	(1,386,609)	(1,487,813)
Proceeds from sale of loans held-for-sale	1,243,109	987,828
Changes in operating assets and liabilities:
Related-party payable, net	(17,083)	(7,829)
Accrued and capitalized interest receivable, less purchased interest	(37,314)	(63,032)
Other assets	(32,348)	(12,198)
Accounts payable, accrued expenses and other liabilities	22,997	37,367
Net cash provided by (used in) operating activities	174,647	(222,428)
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(3,495,080)	(2,195,258)
Proceeds from principal collections on loans	2,225,575	1,670,159
Proceeds from loans sold	742,496	37,079
Purchase of investment securities	(312,339)	(69,231)
Proceeds from sales of investment securities	6,016	11,134
Proceeds from principal collections on investment securities	355,757	209,903
Infrastructure lending business combination	(2,011,428)	—
Real estate business combinations, net of cash and restricted cash acquired	—	(18,194)
Proceeds from sales and insurance recoveries on properties	105,548	44,219
Purchases and additions to properties and other assets	(44,741)	(564,755)
Investment in unconsolidated entities	(3,100)	(20,544)
Distribution of capital from unconsolidated entities	21,448	3,858
Payments for purchase or termination of derivatives	(18,210)	(41,208)
Proceeds from termination of derivatives	15,521	23,686
Return of investment basis in purchased derivative asset	—	151
Net cash used in investing activities	(2,412,537)	(909,001)

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited, amounts in thousands)

	For the Nine Months Ended
	September 30,
	2018	2017
Cash Flows from Financing Activities:
Proceeds from borrowings	$6,845,138	$4,090,163
Principal repayments on and repurchases of borrowings	(3,880,450)	(2,724,179)
Payment of deferred financing costs	(63,219)	(17,038)
Proceeds from common stock issuances	459	541
Payment of equity offering costs	(22)	(647)
Payment of dividends	(378,096)	(376,061)
Contributions from non-controlling interests	9,066	105
Distributions to non-controlling interests	(247,147)	(7,519)
Purchase of treasury stock	(12,090)	—
Issuance of debt of consolidated VIEs	26,849	11,657
Repayment of debt of consolidated VIEs	(166,387)	(92,383)
Distributions of cash from consolidated VIEs	76,294	62,797
Net cash provided by financing activities	2,210,395	947,436
Net decrease in cash, cash equivalents and restricted cash	(27,495)	(183,993)
Cash, cash equivalents and restricted cash, beginning of period	418,273	650,755
Effect of exchange rate changes on cash	(757)	1,674
Cash, cash equivalents and restricted cash, end of period	$390,021	$468,436
Supplemental disclosure of cash flow information:
Cash paid for interest	$241,173	$177,604
Income taxes paid	8,223	7,722
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared, but not yet paid	$132,408	$125,638
Consolidation of VIEs (VIE asset/liability additions)	3,438,933	2,092,516
Deconsolidation of VIEs (VIE asset/liability reductions)	1,395,168	2,244,267
Net assets acquired from consolidated VIEs	27,737	19,652
Fair value of assets acquired, net of cash and restricted cash	2,020,037	18,956
Fair value of liabilities assumed	8,609	762
Contribution of Woodstar II Portfolio net assets from non-controlling interests	378,415	—
Settlement of 2019 Convertible Notes in shares	245,172	—

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of September 30, 2018

(Unaudited)

1. Business and Organization

Starwood Property Trust, Inc. (“STWD” and, together with its subsidiaries, “we” or the “Company”) is a Maryland corporation that commenced operations in August 2009, upon the completion of our initial public offering. We are focused primarily on originating, acquiring, financing and managing commercial mortgage loans and other commercial real estate debt investments, commercial mortgage-backed securities (“CMBS”), and other commercial real estate investments in both the U.S. and Europe. We refer to the following as our target assets: commercial real estate mortgage loans, preferred equity interests, CMBS and other commercial real estate-related debt investments. Our target assets may also include residential mortgage-backed securities (“RMBS”), certain residential mortgage loans, distressed or non-performing commercial loans, infrastructure debt investments, commercial properties subject to net leases and equity interests in commercial real estate. As market conditions change over time, we may adjust our strategy to take advantage of changes in interest rates and credit spreads as well as economic and credit conditions.

We have four reportable business segments as of September 30, 2018:

•

Real estate commercial and residential lending (the “Commercial and Residential Lending Segment,” formerly known as “Real estate lending”)—engages primarily in originating, acquiring, financing and managing commercial and residential first mortgages, subordinated mortgages, mezzanine loans, preferred equity, CMBS, RMBS and other real estate and real estate-related debt investments in both the U.S. and Europe.

•	Infrastructure lending (the “Infrastructure Lending Segment”)—engages primarily in originating, acquiring, financing and managing infrastructure debt investments.

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

Our segments exclude the consolidation of securitization variable interest entities (“VIEs”).

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

2. Summary of Significant Accounting Policies

Balance Sheet Presentation of Securitization Variable Interest Entities

We operate investment businesses that acquire unrated, investment grade and non-investment grade rated CMBS and RMBS. These securities represent interests in securitization structures (commonly referred to as special purpose entities, or “SPEs”). These SPEs are structured as pass through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. Under accounting principles generally accepted in the United States of America (“GAAP”), SPEs typically qualify as VIEs. These are entities that, by design, either (1) lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity.

Because we often serve as the special servicer or servicing administrator of the trusts in which we invest, or we have the ability to remove and replace the special servicer without cause, consolidation of these structures is required pursuant to GAAP as outlined in detail below. This results in a consolidated balance sheet which presents the gross assets and liabilities of the VIEs. The assets and other instruments held by these VIEs are restricted and can only be used to fulfill the obligations of the entity. Additionally, the obligations of the VIEs do not have any recourse to the general credit of any other consolidated entities, nor to us as the consolidator of these VIEs.

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

Refer to the segment data in Note 22 for a presentation of our business segments without consolidation of these VIEs.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (our “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full year.

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

Variable Interest Entities

In addition to the securitization VIEs, certain other entities in which we hold interests are considered VIEs as the limited partners of these entities do not collectively possess (i) the right to remove the general partner without cause or (ii) the right to participate in significant decisions made by the partnership.

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

Our purchased investment securities include unrated and non-investment grade rated securities issued by securitization trusts. In certain cases, we may contract to provide special servicing activities for these trusts, or, as holder of the controlling class, we may have the right to name and remove the special servicer for these trusts. In our role as special servicer, we provide services on defaulted loans within the trusts, such as foreclosure or work-out procedures, as permitted by the underlying contractual agreements. In exchange for these services, we receive a fee. These rights give us the ability to direct activities that could significantly impact the trust’s economic performance. However, in those instances where an unrelated third party has the right to unilaterally remove us as special servicer without cause, we do not have the power to direct activities that most significantly impact the trust’s economic performance. We evaluated all of our positions in such investments for consolidation.

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

We separately present the assets and liabilities of our consolidated securitization VIEs as individual line items on our condensed consolidated balance sheets.  The liabilities of our consolidated securitization VIEs consist solely of obligations to the bondholders of the related trusts, and are thus presented as a single line item entitled “VIE liabilities.” The assets of our consolidated securitization VIEs consist principally of loans, but at times, also include foreclosed loans which have been temporarily converted into real estate owned (“REO”).  These assets in the aggregate are likewise presented as a single line item entitled “VIE assets.”

Loans comprise the vast majority of our securitization VIE assets and are carried at fair value due to the election of the fair value option.  When an asset becomes REO, it is due to nonperformance of the loan.  Because the loan is already at fair value, the carrying value of an REO asset is also initially at fair value.  Furthermore, when we consolidate a trust, any existing REO would be consolidated at fair value.  Once an asset becomes REO, its disposition time is relatively short. As a result, the carrying value of an REO generally approximates fair value under GAAP.

In addition to sharing a similar measurement method as the loans in a trust, the securitization VIE assets as a whole can only be used to settle the obligations of the consolidated VIE.  The assets of our securitization VIEs are not individually accessible by the bondholders, which creates inherent limitations from a valuation perspective.  Also creating limitations from a valuation perspective is our role as special servicer, which provides us very limited visibility, if any, into the performing loans of a trust.

REO assets generally represent a very small percentage of the overall asset pool of a trust.  In new issue trusts there are no REO assets.  We estimate that REO assets constitute approximately 2% of our consolidated securitization VIE assets, with the remaining 98% representing loans.  However, it is important to note that the fair value of our securitization VIE assets is determined by reference to our securitization VIE liabilities as permitted under ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity.  In other words, our VIE liabilities are more reliably measurable than the VIE assets, resulting in our current measurement methodology which utilizes this value to determine the fair value of our securitization VIE assets as a whole. As a result, these percentages are not necessarily indicative of the relative fair values of each of these asset categories if the assets were to be valued individually.

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

We have elected the fair value option for eligible financial assets and liabilities of our consolidated securitization VIEs, loans held-for-sale originated or acquired for future securitization, purchased CMBS issued by VIEs we could consolidate in the future and certain investments in marketable equity securities which, effective January 1, 2018, are now required to be carried at fair value through earnings. The fair value elections for VIE and securitization related items were made in order to mitigate accounting mismatches between the carrying value of the instruments and the related assets and liabilities that we consolidate at fair value. The fair value elections for mortgage loans held-for-sale were made due to the expected short-term holding period of these instruments.

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

As discussed above, we measure the assets and liabilities of consolidated securitization VIEs at fair value pursuant to our election of the fair value option. The securitization VIEs in which we invest are “static”; that is, no reinvestment is permitted, and there is no active management of the underlying assets. In determining the fair value of the assets and liabilities of the securitization VIEs, we maximize the use of observable inputs over unobservable inputs. Refer to Note 19 for further discussion regarding our fair value measurements.

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

There may be circumstances where we modify a loan by granting the borrower a concession that we might not otherwise consider when a borrower is experiencing financial difficulty or is expected to experience financial difficulty in the foreseeable future. Such concessionary modifications are classified as troubled debt restructurings (“TDRs”) unless the modification solely results in a delay in payment that is insignificant. Loans classified as TDRs are considered impaired loans for reporting and measurement purposes.

Loans Held‑For‑Sale

Our loans that we intend to sell or liquidate in the short‑term are classified as held‑for‑sale and are carried at the lower of amortized cost or fair value, unless we have elected to apply the fair value option at origination or purchase.

Properties Held-For-Sale

Properties and any associated intangible assets are presented within properties held-for-sale on our condensed consolidated balance sheet when the sale of the property is considered probable, at which time we cease depreciation and amortization of the property and the associated intangibles.  Held-for-sale properties are reported at the lower of their carrying value or fair value less costs to sell.

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

For loans acquired with deteriorated credit quality, interest income is only recognized to the extent that our estimate of undiscounted expected principal and interest exceeds our investment in the loan.  Accretable yield, if any, will be recognized as interest income on a level-yield basis over the life of the loan.

Share-Based Payments

Effective July 1, 2018, we early adopted ASU 2018-07, Compensation – Stock Compensation (Topic 718) –Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for nonemployee share-based compensation with the existing accounting model for employee share based compensation.  Prior to our adoption of ASU 2018-07, nonemployee share awards were recognized as an expense on a straight-line basis over the vesting period of the award with the fair value of the award remeasured at each vesting date.  After our adoption of ASU 2018-07, nonemployee share awards continue to be recorded as expense on a straight-line basis over their vesting period, however, the fair value of the award will only be determined on the grant date and not remeasured at subsequent vesting dates, consistent with the accounting for employee share awards.  For non-employee awards granted prior to our July 1, 2018 adoption date, the awards will be remeasured at fair value as of our July 1, 2018 adoption date with no subsequent remeasurement.

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

Nearly all of the Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities. In addition, the non-controlling interests that are redeemable with our common stock are considered participating securities because they earn a preferred return indexed to the dividend rate on our common stock (see Note 16). Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities. For the three and nine months ended September 30, 2018 and 2017, the two-class method resulted in the most dilutive EPS calculation.

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

On August 28, 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework, which adds new disclosure requirements and modifies or eliminates existing disclosure requirements of ASC 820. This ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2019. Early application is permitted. We do not expect the application of this ASU to materially impact the Company, as it only affects fair value disclosures.

On October 31, 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810) – Targeted Improvements to Related Party Guidance for Variable Interest Entities, which requires reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety for determining whether a decision-making fee is a variable interest. This ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2019. Early application is permitted. We are in the process of assessing the impact this ASU will have on the Company.

3.  Acquisitions and Divestitures

Infrastructure Lending Segment

On September 19, 2018, we acquired the project finance origination, underwriting and capital markets business of GE Capital Global Holdings, LLC (“GE Capital”) for approximately $2.0 billion (the “Infrastructure Lending Segment”).  The business includes $1.9 billion of funded senior secured project finance loans and investment securities and $466.3 million of unfunded lending commitments (the “Infrastructure Lending Portfolio”) which are secured primarily by natural gas and renewable power facilities. The Infrastructure Lending Portfolio is 97% floating rate with 74% of the collateral located in the U.S., 11% in Mexico, 6% in the United Kingdom and the remaining collateral dispersed through the Middle East, Ireland, Australia, Canada and Spain.  The loans are predominantly denominated in USD and backed by long term power purchase agreements primarily with investment grade counterparties. The Company hired a team of professionals from GE Capital’s project finance division in connection with the acquisition to manage and expand the Infrastructure Lending Portfolio. We utilized $1.5 billion in new financing in order to fund the acquisition (as set forth in Note 9).

Goodwill of $116.0 million was recognized in connection with the Infrastructure Lending Segment acquisition as the consideration paid exceeded the fair value of the net assets acquired.  From the acquisition date through September 30, 2018, we have recognized revenues of $3.2 million and a net loss of $5.5 million related to the portfolio.  Such net loss primarily reflects interest income from loans and investment securities of $3.2 million, offset by interest expense of $2.3 million and one-time acquisition-related costs including a $3.0 million commitment fee related to an unused bridge financing facility and legal and due diligence costs of $2.8 million.

Subsequent to September 30, 2018, on October 15, 2018, we acquired two additional senior secured project finance loans from GE Capital for $147.1 million, utilizing $120.4 million of available financing to fund the acquisition.

Purchase Price Allocation

We applied the provisions of ASC 805, Business Combinations, in accounting for our acquisition of the Infrastructure Lending Segment. In doing so, we have recorded all identifiable assets acquired and liabilities assumed at fair value as of the acquisition date. These amounts are provisional and may be adjusted during the measurement period, which expires no later than one year from the acquisition date, if new information is obtained that, if known, would have affected the amounts recognized as of the acquisition date.

The following table summarizes the preliminary estimate of identified assets acquired and liabilities assumed at the acquisition date (amounts in thousands):

Infrastructure
Assets acquired:	Lending Segment
Loans held-for-investment	$1,506,544
Loans held-for-sale	319,879
Investment securities	65,060
Accrued interest receivable	12,566
Total identifiable assets acquired	1,904,049
Liabilities assumed:
Accounts payable, accrued expenses and other liabilities	8,327
Derivative liabilities	282
Total liabilities assumed	8,609
Net assets acquired	$1,895,440

Goodwill represents the excess of the purchase price over the fair value of the underlying assets acquired and liabilities assumed. This determination of goodwill is as follows (amounts in thousands):

Infrastructure
Lending Segment
Purchase price	$2,011,428
Preliminary estimate of the fair value of net assets acquired	1,895,440
Goodwill	$115,988

Pro Forma Operating Data (Unaudited)

The unaudited pro forma revenues and net income attributable to the Company for the three and nine months ended September 30, 2018 and 2017, assuming the Infrastructure Lending Segment was acquired on January 1, 2017, are as follows (amounts in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues	$308,320	$248,549	$886,931	$698,952
Net income attributable to STWD	90,821	88,367	300,288	302,485
Net income per share - Basic	0.34	0.34	1.13	1.16
Net income per share - Diluted	0.34	0.33	1.11	1.14

Investing and Servicing Segment Property Portfolio

During the nine months ended September 30, 2018, our Investing and Servicing Segment acquired $52.7 million in net assets of three commercial real estate properties from CMBS trusts for a total gross purchase price of $53.1 million.  There were no properties acquired during the three months ended September 30, 2018. These properties, aggregated with the controlling interests in 19 remaining commercial real estate properties acquired from CMBS trusts prior to December 31, 2017 for an aggregate acquisition price of $273.6 million, comprise the Investing and Servicing Segment Property Portfolio (the “REIS Equity Portfolio”).  When the properties are acquired from CMBS trusts that are consolidated as VIEs on our balance sheet, the acquisitions are reflected as repayment of debt of consolidated VIEs in our condensed consolidated statements of cash flows.

During the three and nine  months ended September 30, 2018, we sold one and six properties, respectively, within the Investing and Servicing Segment for $8.7 million and $48.7 million, respectively, recognizing a total gain on sale of $1.4 million and $18.2 million, respectively, within gain on sale of investments and other assets in our condensed consolidated statements of operations. One of these properties was acquired by a third party which already held a $0.3 million non-controlling interest in the property.  During the nine months ended September 30, 2018, $3.7 million of the gain on sale was attributable to non-controlling interests. None of the gain on sale was attributable to non-controlling interests during the three months ended September 30, 2018. During the three and nine months ended September 30, 2017, we sold two and four  properties within the Investing and Servicing Segment for $26.0 million and $40.7 million, respectively, recognizing a total gain on sale of $11.2 million and $16.3 million, respectively, within gain on sale of investments and other assets in our condensed consolidated statements of operations. During both the three and nine months ended September 30, 2017, $2.4 million of such gains were attributable to non-controlling interests.

Woodstar II Portfolio Acquisition

During the three months ended September 30, 2018, we acquired the final property of the 27 affordable housing communities comprising our “Woodstar II Portfolio”, after acquiring 18 of the properties during the three months ended March 31, 2018. The Woodstar II Portfolio in its entirety is comprised of 6,109 units concentrated primarily in Central and South Florida and is 99% occupied.

The affordable housing community acquired during the three months ended September 30, 2018 comprises 312 units and was acquired for $33.4 million, including contingent consideration of $2.5 million (the “Q3 2018 Closing”). The property acquired in the Q3 2018 Closing was recognized initially at the purchase price of $30.9 million plus capitalized acquisition costs of $0.5 million.  Contingent consideration of $2.5 million will be recognized when the contingency is resolved.  Government sponsored mortgage debt of $19.7 million with a fixed annual interest rate of 3.19% and a remaining term of 34.0 years was assumed at closing (as set forth in Note 9).

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

We effectuated the Woodstar II Portfolio acquisitions via a contribution of the properties by third parties (the “Contributors”) to SPT Dolphin Intermediate LLC (“SPT Dolphin”), a newly-formed, wholly-owned subsidiary of the Company.  In exchange for the contribution, the Contributors received cash, Class A units of SPT Dolphin (the “Class A Units”) and rights to receive additional Class A Units if certain contingent events occur.  Initially, the Class A unitholders had the right, commencing six months from issuance, to redeem their Class A Units for consideration equal to the current share price of the Company’s common stock on a one-for-one basis, with the consideration paid in either cash or the Company’s common stock, at the determination of the Company.  In August 2018, the redemption rights were amended to allow Class A unitholders the option to redeem only after the earlier of (i) October 3, 2018 and (ii) three business days after the August 23, 2018 acquisition of the final property in the Woodstar II Portfolio.  No other terms of the redemption rights were amended. No redemptions occurred during the nine months ended September 30, 2018.

The Q3 2018 Closing resulted in the Contributors receiving cash of $2.6 million, 424,642 Class A Units and rights to receive an additional 110,228 Class A Units if certain contingent events occur. The Q1 2018 Closing resulted in the Contributors receiving cash of $223.3 million, 6,979,089 Class A Units and rights to receive an additional 1,301,414 Class A Units if certain contingent events occur.  In aggregate, the Q3 2018 Closing, Q1 2018 Closing and Q4 2017 Closing have resulted in the Contributors receiving cash of $310.7 million, 10,183,505 Class A Units and rights to receive an additional 1,910,563 Class A Units if certain contingent events occur.

Since substantially all of the fair value of the properties acquired was concentrated in a group of similar identifiable assets, the Woodstar II Portfolio acquisitions were accounted for in accordance with the asset acquisition provisions of ASC 805, Business Combinations.

Master Lease Portfolio

During the nine months ended September 30, 2018, we sold three retail properties within the Master Lease Portfolio for $55.6 million, recognizing a gain on sale of $6.9 million within gain on sale of investments and other assets in our condensed consolidated statement of operations. There were no properties sold within the Master Lease Portfolio during the three months ended September 30, 2018 or the nine months ended September 30, 2017. Refer to Note 6 for further discussion of the Master Lease Portfolio.

Ireland Portfolio

During the nine months ended September 30, 2017, we sold one office property within the Ireland Portfolio for $3.9 million, recognizing an immaterial gain on sale within gain on sale of investments and other assets in our condensed consolidated statement of operations. There were no properties sold within the Ireland Portfolio during the nine months ended September 30, 2018. Refer to Note 6 for further discussion of the Ireland Portfolio.

4. Loans

Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option. The following tables summarize our investments in mortgages and loans by subordination class as of September 30, 2018 and December 31, 2017 (dollars in thousands):

				Weighted
			Weighted	Average Life
	Carrying	Face	Average	(“WAL”)
September 30, 2018	Value	Amount	Coupon	(years)(1)
First mortgages (2)	$6,474,478	$6,496,376	6.7%	2.1
First priority infrastructure loans	1,492,276	1,510,157	5.1%	3.5
Subordinated mortgages (3)	188,402	188,266	11.5%	1.3
Mezzanine loans (2)	352,300	351,866	10.8%	1.8
Other	25,274	28,677	8.7%	3.5
Total loans held-for-investment	8,532,730	8,575,342
Loans held-for-sale, fair value option, residential	626,719	607,616	6.3%	5.3
Loans held-for-sale, commercial (carrying value of $286,786 under fair value option)	379,848	382,270	4.8%	8.4
Loans held-for-sale, infrastructure	320,270	324,422	3.4%	5.7
Loans transferred as secured borrowings	74,281	74,692	6.9%	1.5
Total gross loans	9,933,848	9,964,342
Loan loss allowance (loans held-for-investment)	(32,056)	—
Total net loans	$9,901,792	$9,964,342

December 31, 2017
First mortgages (2)	$5,818,804	$5,843,623	6.2%	2.0
Subordinated mortgages (3)	177,115	177,386	10.8%	1.9
Mezzanine loans (2)	545,299	545,355	11.0%	1.1
Other	25,607	29,320	8.5%	3.9
Total loans held-for-investment	6,566,825	6,595,684
Loans held-for-sale, fair value option, residential	613,287	594,105	6.2%	5.4
Loans held-for-sale, fair value option, commercial	132,456	132,393	4.6%	10.0
Loans transferred as secured borrowings	74,403	75,000	6.2%	2.3
Total gross loans	7,386,971	7,397,182
Loan loss allowance (loans held-for-investment)	(4,330)	—
Total net loans	$7,382,641	$7,397,182

(1)

Represents the remaining WAL of each respective group of loans as of the respective balance sheet date. The WAL of each individual loan is calculated using amounts and timing of future principal payments, as projected at origination or acquisition.

(2)

First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.  The application of this methodology resulted in mezzanine loans with carrying values of $1.0 billion and $851.1 million being classified as first mortgages as of September 30, 2018 and December 31, 2017, respectively.

(3)

Subordinated mortgages include B-Notes and junior participation in first mortgages where we do not own the senior A-Note or senior participation. If we own both the A-Note and B-Note, we categorize the loan as a first mortgage loan.

During the three and nine months ended September 30, 2018, the Company received distributions totaling $2.8 million and $15.1 million, respectively, from a profit participation in a mortgage loan that was repaid in 2016. The loan was secured by a retail and hospitality property located in the Times Square area of New York City.  The profit participation is accounted for as a loan in accordance with the acquisition, development and construction accounting guidance within ASC 310-10, which results in distributions in excess of basis being recognized within interest income in our condensed consolidated statements of operations.

As of September 30, 2018, approximately $8.1 billion, or 94.5%, of our loans held-for-investment were variable rate and paid interest principally at LIBOR plus a weighted-average spread of 4.4%.

We regularly evaluate the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral, as well as the financial and operating capability of the borrower. Specifically, the collateral’s operating results and any cash reserves are analyzed and used to assess (i) whether cash flow from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the collateral’s liquidation value. We also evaluate the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the collateral. In addition, we consider the overall economic environment, real estate or industry sector, and geographic sub-market in which the borrower operates. Such impairment analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including (i) periodic financial data such as property operating statements, occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and discussions with market participants.

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

The rating categories for commercial loans generally include the characteristics described below, but these are utilized as guidelines and therefore not every loan will have all of the characteristics described in each category:

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

As of September 30, 2018, the risk ratings for loans subject to our rating system, which excludes loans held-for-sale, by class of loan were as follows (dollars in thousands):

	Balance Sheet Classification
	Loans Held-For-Investment									Loans
			First Priority							Transferred		% of
Risk Rating	First		Infrastructure		Subordinated		Mezzanine			As Secured		Total
Category	Mortgages		Loans		Mortgages		Loans	Other		Borrowings	Total	Loans
1	$1,433		$—		$—		$—	$19,672		$—	$21,105	0.2%
2	2,917,836		—		11,752		118,694	—		74,281	3,122,563	31.4%
3	3,285,546		—		164,673		233,606	—		—	3,683,825	37.1%
4	78,028		—		—		—	—		—	78,028	0.8%
5	20,667		—		—		—	—		—	20,667	0.2%
N/A	170,968	(1)	1,492,276	(2)	11,977	(1)	—	5,602	(1)	—	1,680,823	16.9%
	$6,474,478		$1,492,276		$188,402		$352,300	$25,274		$74,281	8,607,011
Loans held-for-sale											1,326,837	13.4%
Total gross loans											$9,933,848	100.0%

(1)	Represents loans individually evaluated for impairment in accordance with ASC 310-10.
(2)	First priority infrastructure loans were not risk rated as of September 30, 2018 as the Company is in the process of developing a risk rating policy for these loans.

As of December 31, 2017, the risk ratings for loans subject to our rating system, which excludes loans held-for-sale, by class of loan were as follows (dollars in thousands):

	Balance Sheet Classification
	Loans Held-For-Investment				Loans
					Transferred		% of
Risk Rating	First	Subordinated	Mezzanine		As Secured		Total
Category	Mortgages	Mortgages	Loans	Other	Borrowings	Total	Loans
1	$2,003	$—	$—	$20,267	$—	$22,270	0.3%
2	2,462,268	11,927	137,803	—	—	2,611,998	35.4%
3	3,183,592	165,188	407,496	5,340	74,403	3,836,019	51.9%
4	120,479	—	—	—	—	120,479	1.6%
5	50,462	—	—	—	—	50,462	0.7%
N/A	—	—	—	—	—	—	—%
	$5,818,804	$177,115	$545,299	$25,607	$74,403	6,641,228
Loans held-for-sale						745,743	10.1%
Total gross loans						$7,386,971	100.0%

In accordance with our loan impairment policy, during the three and nine months ended September 30, 2018, we recorded impairment charges of zero and $29.9 million, respectively.  Of the $29.9 million impairment charge recorded during the nine months ended September 30, 2018, $21.6 million relates to a residential conversion project located in New York City, for which our recorded investment was as follows as of September 30, 2018: (i) $118.3 million first mortgage loan ($118.5 million unpaid principal balance and $5.5 million provision for impaired loans); (ii) $52.7 million mezzanine loan ($52.8 million unpaid principal balance and $16.1 million provision for impaired loan); and (iii) $5.6 million unsecured promissory note ($5.7 million unpaid principal balance and zero provision for impaired loan). In making our determinations surrounding impairment, we considered the property’s liquidation value, the financial wherewithal of the sponsor, the borrower’s competency in managing and operating the project and the overall economic environment.

The remaining $8.3 million of impairment charges recorded during the nine months ended September 30, 2018 relate to two subordinated mortgages on department stores located in the Greater Chicago area. The sole tenant filed bankruptcy earlier this year, and the bankruptcy court ordered liquidation of the retailer during the nine months ended

September 30, 2018. In making the determination that the loans were impaired, we considered the property’s liquidation value and the financial wherewithal of the tenant’s parent company to honor certain guarantees. Our recorded investment in these loans totaled $12.2 million ($12.0 million unpaid principal balance and $8.3 million provision for impaired loan).

Our September 30, 2018 remeasurement of impairment for these loans did not result in any incremental impairment charges being recognized.  However, because these loans were previously determined to be impaired, we continue to apply the cost recovery method of interest income recognition. The average recorded investment in the impaired loans for the three and nine months ended September 30, 2018 was $189.6 million and $188.6 million, respectively.

During the three months ended September 30, 2018, we modified certain loans as TDRs, consisting of the mezzanine loan and unsecured promissory note on the residential conversion project discussed above.  In the case of the mezzanine loan, the interest rate was modified to a below market interest rate.  In the case of the unsecured promissory note, the maturity date was extended, causing a delay in timing that was not insignificant to the debt’s original contractual maturity.  As of September 30, 2018, the mezzanine loan was fully funded and the unsecured promissory note had an unfunded commitment of $6.3 million.

There were no TDRs for which interest income was recognized during the three or nine months ended September 30, 2018.

As of September 30, 2018, the department store loans discussed above were 90 days or greater past due, as were $3.6 million of principally residential loans. In accordance with our interest income recognition policy, these loans were placed on cost recovery once 90 days or greater past due.

In accordance with our policies, we record an allowance for loan losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4,” plus (ii) 5% of the aggregate carrying amount of loans rated as a “5,” plus (iii) impaired loan reserves, if any.  The following table presents the activity in our allowance for loan losses (amounts in thousands):

	For the Nine Months Ended
	September 30,
	2018	2017
Allowance for loan losses at January 1	$4,330	$9,788
Provision for (reversal of) loan losses	(2,127)	(3,170)
Provision for impaired loans	29,853	—
Charge-offs	—	—
Recoveries	—	—
Allowance for loan losses at September 30	$32,056	$6,618
Recorded investment in loans related to the allowance for loan loss	$287,242	$310,046

The activity in our loan portfolio was as follows (amounts in thousands):

	For the Nine Months Ended
	September 30,
	2018	2017
Balance at January 1	$7,382,641	$5,946,274
Acquisition of Infrastructure Lending Portfolio	1,826,423	—
Acquisitions/originations/additional funding	5,006,725	3,722,624
Capitalized interest (1)	44,293	55,987
Basis of loans sold (2)	(1,985,388)	(1,024,964)
Loan maturities/principal repayments	(2,383,658)	(1,742,494)
Discount accretion/premium amortization	28,954	27,014
Changes in fair value	26,573	45,484
Unrealized foreign currency translation (loss) gain	(17,095)	31,395
Change in loan loss allowance, net	(27,726)	3,170
Transfer to/from other asset classifications	50	844
Balance at September 30	$9,901,792	$7,065,334

(1)     Represents accrued interest income on loans whose terms do not require current payment of interest.

(2)     See Note 11 for additional disclosure on these transactions.

5. Investment Securities

Investment securities were comprised of the following as of September 30, 2018 and December 31, 2017 (amounts in thousands):

	Carrying Value as of
	September 30, 2018	December 31, 2017
RMBS, available-for-sale	$227,867	$247,021
RMBS, fair value option (1)	44,976	—
CMBS, fair value option (1)	1,051,039	1,024,143
Held-to-maturity (“HTM”) securities	473,896	433,468
Equity security, fair value	13,098	13,523
Subtotal—Investment securities	1,810,876	1,718,155
VIE eliminations (1)	(1,047,426)	(999,952)
Total investment securities	$763,450	$718,203

(1)	Certain fair value option CMBS and RMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.

Purchases, sales and principal collections for all investment securities were as follows (amounts in thousands):

	RMBS,	RMBS, fair	CMBS, fair	HTM	Equity	Securitization
	available-for-sale	value option	value option	Securities	Security	VIEs (1)	Total
Three Months Ended September 30, 2018
Purchases	$—	$45,095	$26,258	$289,100	$—	$(68,579)	$291,874
Acquisition of Infrastructure Lending Portfolio	—	—	—	65,060	—	—	65,060
Sales	2,046	—	22,065	—	—	(18,902)	5,209
Principal collections	9,246	119	22,031	20,577	—	(17,903)	34,070
Three Months Ended September 30, 2017
Purchases	$—	$—	$30,844	$50,000	$—	$(19,046)	$61,798
Sales	—	—	1,469	—	—	(1,469)	—
Principal collections	10,307	—	1,666	111,671	—	—	123,644

	RMBS,	RMBS, fair	CMBS, fair	HTM	Equity	Securitization
	available-for-sale	value option	value option	Securities	Security	VIEs (1)	Total
Nine Months Ended September 30, 2018
Purchases	$—	$45,095	$118,166	$289,100	$—	$(140,022)	$312,339
Acquisition of Infrastructure Lending Portfolio	—	—	—	65,060	—	—	65,060
Sales	2,853	—	30,012	—	—	(26,849)	6,016
Principal collections	27,432	119	82,812	323,061	—	(77,667)	355,757
Nine Months Ended September 30, 2017
Purchases	$7,433	$—	$92,569	$50,000	$—	$(80,771)	$69,231
Sales	—	—	22,791	—	—	(11,657)	11,134
Principal collections	29,090	—	8,754	172,059	—	—	209,903

(1)

Represents RMBS and CMBS, fair value option amounts eliminated due to our consolidation of securitization VIEs. These amounts are reflected as repayment of debt of consolidated VIEs in our condensed consolidated statements of cash flows.

RMBS, Available-for-Sale

The Company’s RMBS classified as available-for-sale is reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (“AOCI”).

The tables below summarize various attributes of our investments in available-for-sale RMBS as of September 30, 2018 and December 31, 2017 (amounts in thousands):

				Unrealized Gains or (Losses)
				Recognized in AOCI
	Purchase		Recorded		Gross	Gross	Net
	Amortized	Credit	Amortized	Non-Credit	Unrealized	Unrealized	Fair Value
	Cost	OTTI	Cost	OTTI	Gains	Losses	Adjustment	Fair Value
September 30, 2018
RMBS	$176,952	$(9,897)	$167,055	$—	$60,812	$—	$60,812	$227,867
December 31, 2017
RMBS	$199,029	$(9,897)	$189,132	$(94)	$58,011	$(28)	$57,889	$247,021

	Weighted Average Coupon (1)	Weighted Average Rating	WAL (Years) (2)
September 30, 2018
RMBS	3.5%	CC+	5.9
December 31, 2017
RMBS	2.8%	B	6.4

(1)	Calculated using the September 30, 2018 and December 31, 2017 one-month LIBOR rate of 2.261% and 1.564%, respectively, for floating rate securities.

(2)

Represents the remaining WAL of each respective group of securities as of the respective balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.

As of September 30, 2018, approximately $194.4 million, or 85.3%, of RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 1.26%. As of December 31, 2017, approximately $207.0 million, or 83.8%, of RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 1.22%. We purchased all of the RMBS at a discount, a portion of which is being accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of this accretable discount.

The following table contains a reconciliation of aggregate principal balance to amortized cost for our RMBS as of September 30, 2018 and December 31, 2017 (amounts in thousands):

	September 30, 2018	December 31, 2017
Principal balance	$333,107	$366,711
Accretable yield	(56,938)	(55,712)
Non-accretable difference	(109,114)	(121,867)
Total discount	(166,052)	(177,579)
Amortized cost	$167,055	$189,132

The principal balance of credit deteriorated RMBS was $313.8 million and $345.5 million as of September 30, 2018 and December 31, 2017, respectively. Accretable yield related to these securities totaled $51.3 million and $49.2 million as of September 30, 2018 and December 31, 2017, respectively.

The following table discloses the changes to accretable yield and non-accretable difference for our RMBS during the three and nine months ended September 30, 2018 (amounts in thousands):

		Non-Accretable
Three Months Ended September 30, 2018	Accretable Yield	Difference
Balance as of July 1, 2018	$50,877	$118,602
Accretion of discount	(2,526)	—
Principal write-downs, net	—	(549)
Sales	(352)	—
Transfer to/from non-accretable difference	8,939	(8,939)
Balance as of September 30, 2018	$56,938	$109,114

Nine Months Ended September 30, 2018
Balance as of January 1, 2018	$55,712	$121,867
Accretion of discount	(7,967)	—
Principal write-downs, net	—	(3,030)
Sales	(530)	—
Transfer to/from non-accretable difference	9,723	(9,723)
Balance as of September 30, 2018	$56,938	$109,114

We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.4 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively, and $1.3 million and $1.4 million for the nine months ended September 30, 2018 and 2017, respectively, which has been recorded as management fees in the accompanying condensed consolidated statements of operations.

The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities that were in an unrealized loss position as of September 30, 2018 and December 31, 2017, and for which OTTIs (full or partial) have not been recognized in earnings (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a	Securities with a	Securities with a	Securities with a
	loss less than	loss greater than	loss less than	loss greater than
	12 months	12 months	12 months	12 months
As of September 30, 2018
RMBS	$—	$—	$—	$—
As of December 31, 2017
RMBS	$10,321	$643	$(99)	$(23)

As of September 30, 2018, there were no securities with unrealized losses.  As of December 31, 2017, there were three securities with unrealized losses reflected in the table above. After evaluating these securities and recording adjustments for credit-related OTTI, we concluded that the remaining unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses, which represent most of the OTTI we record on securities, are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or impairments could be materially different from what is currently projected and/or reported.

CMBS and RMBS, Fair Value Option

As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for certain CMBS and RMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of September 30, 2018, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $1.1 billion and $3.0 billion, respectively. As of September 30, 2018, the fair value and unpaid principal balance of RMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $45.0 million and $27.5 million, respectively. The $1.1 billion total fair value balance of CMBS and RMBS represents our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value (all except $48.6 million at September 30, 2018) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option investment securities.

As of September 30, 2018, $23.5 million of our CMBS were variable rate and none of our RMBS were variable rate.

HTM Securities

The table below summarizes unrealized gains and losses of our investments in HTM securities as of September 30, 2018 and December 31, 2017 (amounts in thousands):

	Net Carrying Amount	Gross Unrealized	Gross Unrealized
	(Amortized Cost)	Holding Gains	Holding Losses	Fair Value
September 30, 2018
CMBS	$408,836	$2,582	$(2,083)	$409,335
Infrastructure bonds	65,060	—	—	65,060
Total	$473,896	$2,582	$(2,083)	$474,395
December 31, 2017
CMBS	$413,110	$2,002	$(7,779)	$407,333
Preferred interests	20,358	647	—	21,005
Total	$433,468	$2,649	$(7,779)	$428,338

The table below summarizes the maturities of our HTM securities by type as of September 30, 2018 (amounts in thousands):

		Infrastructure
	CMBS	bonds	Total
Less than one year	$75,268	$—	$75,268
One to three years	305,311	16,330	321,641
Three to five years	28,257	—	28,257
Thereafter	—	48,730	48,730
Total	$408,836	$65,060	$473,896

Equity Security, Fair Value

During 2012, we acquired 9,140,000 ordinary shares from a related-party in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. The fair value of the investment remeasured in USD was $13.1 million and $13.5 million as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, our shares represent an approximate 2% interest in SEREF.

6. Properties

Our properties are held within the following portfolios:

Ireland Portfolio

The Ireland Portfolio is comprised of 11 net leased fully occupied office properties and one multifamily property all located in Dublin, Ireland, which the Company acquired during the year ended December 31, 2015.  The Ireland Portfolio, which collectively is comprised of approximately 600,000 square feet, includes total gross properties and lease intangibles of $526.4 million and debt of $336.6 million as of September 30, 2018.

Woodstar I Portfolio

The Woodstar I Portfolio is comprised of 32 affordable housing communities with 8,948 units concentrated primarily in the Tampa, Orlando and West Palm Beach metropolitan areas. During the year ended December 31, 2015, we acquired 18 of the 32 affordable housing communities of the Woodstar I Portfolio with the final 14 communities acquired during the year ended December 31, 2016. The Woodstar I Portfolio includes total gross properties and lease intangibles of $622.2 million and federal, state and county sponsored financing and other debt of $407.7 million as of September 30, 2018.

Woodstar II Portfolio

The Woodstar II Portfolio is comprised of 27 affordable housing communities with 6,109 units concentrated primarily in Central and South Florida.  The Woodstar II Portfolio includes total gross properties and lease intangibles of $559.9 million and debt of $439.0 million as of September 30, 2018. Refer to Note 3 for further discussion of the Woodstar II Portfolio.

Medical Office Portfolio

The Medical Office Portfolio is comprised of 34 medical office buildings acquired during the year ended December 31, 2016.  These properties, which collectively comprise 1.9 million square feet, are geographically dispersed throughout the U.S. and primarily affiliated with major hospitals or located on or adjacent to major hospital campuses. The Medical Office Portfolio includes total gross properties and lease intangibles of $760.2 million and debt of $484.1 million as of September 30, 2018.

Master Lease Portfolio

The Master Lease Portfolio is comprised of 17 retail properties and three industrial properties geographically dispersed throughout the U.S., with more than 50% of the portfolio, by carrying value, located in Utah, Florida, Texas and Minnesota. These properties collectively comprise 5.0 million square feet and were leased back to the seller under corporate guaranteed master net lease agreements with initial terms of 24.6 years and periodic rent escalations. The Master Lease Portfolio includes total gross properties of $505.0 million and debt of $262.1 million as of September 30, 2018.

Investing and Servicing Segment Property Portfolio

The REIS Equity Portfolio is comprised of 22 commercial real estate properties and one equity interest in an unconsolidated commercial real estate property. The REIS Equity Portfolio includes total gross properties and lease intangibles of $367.3 million and debt of $225.3 million as of September 30, 2018.  Refer to Note 3 for further discussion of the REIS Equity Portfolio.

The table below summarizes our properties held-for-investment as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	Depreciable Life	September 30, 2018	December 31, 2017
Property Segment
Land and land improvements	0 – 15 years	$663,448	$585,915
Buildings and building improvements	5 – 45 years	2,059,383	1,838,266
Furniture & fixtures	3 – 7 years	44,458	31,028
Investing and Servicing Segment
Land and land improvements	0 – 15 years	82,332	86,711
Buildings and building improvements	3 – 40 years	206,643	212,094
Furniture & fixtures	2 – 5 years	1,871	1,036
Properties, cost		3,058,135	2,755,050
Less: accumulated depreciation		(169,398)	(107,569)
Properties, net		$2,888,737	$2,647,481

During the three and nine months ended September 30, 2018, we sold one and nine operating properties for $8.7 million and $104.3 million, respectively, recognizing a gain on sale of $1.4 million and $25.1 million, respectively, within gain on sale of investments and other assets in our condensed consolidated statements of operations.  One of these properties sold in March 2018 was acquired by a third party which already held a $0.3 million non-controlling interest in the property. During the nine months ended September 30, 2018, $3.7 million of the gain on sale was attributable to non-controlling interests. None of the gain on sale was attributable to non-controlling interests during the three months ended September 30, 2018. During the three and nine months ended September 30, 2017, we sold two and five operating properties for $26.0 million and $44.6 million, respectively, recognizing a gain on sale of $11.2 million and $16.4 million, respectively, within gain on sale of investments and other assets in our condensed consolidated statements of operations.

As of September 30, 2018, one property within the Master Lease Portfolio with a carrying value of $31.9 million and three properties within the REIS Equity Portfolio with an aggregate carrying value of $20.4 million were reclassified from held-for-investment to held-for-sale.  The properties are expected to be sold during the three months ended December 31, 2018. A loss of $1.5 million was recognized within other loss in our condensed consolidated statement of operations for the three and nine months ended September 30, 2018 relating to one of the REIS Equity Portfolio properties which was written down to its contracted sale price less expected costs to sell upon reclassification to held-for-sale.

7. Investment in Unconsolidated Entities

The table below summarizes our investment in unconsolidated entities as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	Participation /	Carrying value as of
	Ownership % (1)	September 30, 2018		December 31, 2017
Equity method:
Retail Fund	33%	$112,110		$110,704
Investor entity which owns equity in an online real estate company	50%	9,363		9,312
Equity interests in commercial real estate	50%	6,507	(2)	23,192
Equity interest in and advances to a residential mortgage originator	N/A	8,996	(3)	7,742
Various	25% - 50%	6,127		3,538
		143,103		154,488
Cost method:
Equity interest in a servicing and advisory business	6%	6,207		12,234
Investment funds which own equity in a loan servicer and other real estate assets	4% - 6%	9,225		9,225
Various	0% - 3%	10,253		9,556
		25,685		31,015
		$168,788		$185,503

(1)	None of these investments are publicly traded and therefore quoted market prices are not available.

(2)	In March 2018, our preferred equity investment in a portfolio of student housing properties was redeemed in full for cash proceeds of $16.7 million.

(3)	Includes a $2.0 million subordinated loan the Company funded in June 2018. Refer to Note 15 for further discussion.

As of September 30, 2018, the carrying value of our equity investment in a residential mortgage originator exceeded the underlying equity in net assets of such investee by $1.6 million. This difference is the result of the Company recording its investment in the investee at its acquisition date fair value, which included certain non-amortizing intangible assets not recognized by the investee.  Should the Company determine these intangible assets held by the investee are impaired, the Company will recognize such impairment loss through earnings from unconsolidated entities in our consolidated statement of operations, otherwise, such difference between the carrying value of our equity investment in the residential mortgage originator and the underlying equity in the net assets of the residential mortgage originator will continue to exist.  Other than our equity interest in the residential mortgage originator, there were no differences between the carrying value of our equity method investments and the underlying equity in the net assets of the investees as of September 30, 2018.

During the three and nine months ended September 30, 2018, we did not become aware of any observable price changes in our cost method investments that are within the scope of ASU 2016-01 or any indicators of impairment.

8. Goodwill and Intangibles

Goodwill

Infrastructure Lending Segment

Infrastructure Lending Segment goodwill of $116.0 million at September 30, 2018 represents the excess of consideration transferred over the fair value of net assets acquired on September 19, 2018. The goodwill recognized is attributable to value embedded in the acquired Infrastructure Lending Segment’s origination platform and is fully tax deductible over 15 years.

LNR Property LLC (“LNR”)

Investing and Servicing Segment goodwill of $140.4 million at both September 30, 2018 and December 31, 2017 represents the excess of consideration transferred over the fair value of net assets of LNR acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes a network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets.

Intangible Assets

Servicing Rights Intangibles

In connection with the LNR acquisition, we identified domestic servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. At September 30, 2018 and December 31, 2017 the balance of the domestic servicing intangible was net of $22.8 million and $28.2 million, respectively, which was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of September 30, 2018 and December 31, 2017, the domestic servicing intangible had a balance of $44.6 million and $59.0 million, respectively, which represents our economic interest in this asset.

Lease Intangibles

In connection with our acquisitions of commercial real estate, we recognized in-place lease intangible assets and favorable lease intangible assets associated with certain non-cancelable operating leases of the acquired properties.

The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of September 30, 2018 and December 31, 2017 (amounts in thousands):

	As of September 30, 2018			As of December 31, 2017
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
Domestic servicing rights, at fair value	$21,768	$—	$21,768	$30,759	$—	$30,759
In-place lease intangible assets	198,814	(94,761)	104,053	187,816	(65,351)	122,465
Favorable lease intangible assets	37,039	(8,912)	28,127	37,231	(7,363)	29,868
Total net intangible assets	$257,621	$(103,673)	$153,948	$255,806	$(72,714)	$183,092

The following table summarizes the activity within intangible assets for the nine months ended September 30, 2018 (amounts in thousands):

	Domestic	In-place Lease	Favorable Lease
	Servicing	Intangible	Intangible
	Rights	Assets	Assets	Total
Balance as of January 1, 2018	$30,759	$122,465	$29,868	$183,092
Acquisition of additional Woodstar II Portfolio properties	—	10,792	—	10,792
Acquisition of additional REIS Equity Portfolio properties	—	7,342	2,687	10,029
Amortization	—	(33,458)	(3,138)	(36,596)
Sales	—	(1,041)	(953)	(1,994)
Foreign exchange loss	—	(936)	(254)	(1,190)
Impairment (1)	—	(361)	—	(361)
Changes in fair value due to changes in inputs and assumptions	(8,991)	—	—	(8,991)
Transfers to properties held-for-sale	—	(750)	(83)	(833)
Balance as of September 30, 2018	$21,768	$104,053	$28,127	$153,948

(1)	Impairment of intangible lease assets is recognized within other expense in our condensed consolidated statements of operations.

The following table sets forth the estimated aggregate amortization of our in-place lease intangible assets and favorable lease intangible assets for the next five years and thereafter (amounts in thousands):

2018 (remainder of)	$7,308
2019	23,323
2020	17,547
2021	15,099
2022	12,286
Thereafter	56,617
Total	$132,180

9. Secured Financing Agreements

The following table is a summary of our secured financing agreements in place as of September 30, 2018 and December 31, 2017 (dollars in thousands):

								Carrying Value at
	Current	Extended			Pledged Asset	Maximum		September 30,	December 31,
	Maturity	Maturity (a)	Pricing		Carrying Value	Facility Size		2018	2017
Lender 1 Repo 1	(b)	(b)	LIBOR + 1.60% to 5.75%		$1,703,978	$2,000,000		$1,303,966	$1,137,654
Lender 2 Repo 1	Apr 2020	Apr 2023	LIBOR + 1.50% to 2.35%		322,291	900,000	(c)	243,100	238,428
Lender 3 Repo 1	N/A	N/A	N/A		—	—		—	75,291
Lender 4 Repo 2	May 2021	May 2023	LIBOR + 2.00% to 3.25%		964,155	1,000,000		401,592	215,372
Lender 6 Repo 1	Aug 2021	N/A	LIBOR + 2.00% to 2.75%		654,464	600,000		507,545	494,353
Lender 6 Repo 2	Oct 2022	Oct 2023	GBP LIBOR + 2.75%, EURIBOR + 2.25%		515,755	431,056		403,685	332,815
Lender 7 Repo 1	Sep 2021	Sep 2023	LIBOR + 1.75% to 2.25%		—	250,000		—	—
Lender 9 Repo 1	N/A	N/A	N/A		—	—		—	65,762
Lender 10 Repo 1	May 2021	May 2023	LIBOR + 1.50% to 2.75%		200,425	164,840		160,480	77,800
Lender 11 Repo 1	Jun 2019	Jun 2020	LIBOR + 2.75%		—	200,000		—	—
Lender 11 Repo 2	Sep 2019	Sep 2023	LIBOR + 2.00% to 2.75%		355,451	500,000		270,690	—
Lender 12 Repo 1	Jun 2021	Jun 2024	LIBOR + 2.10% to 2.45%		57,322	250,000		43,500	—
Lender 13 Repo 1	(d)	(d)	LIBOR + 1.50%		18,407	200,000		14,824	—
Lender 7 Secured Financing	Feb 2021	Feb 2023	LIBOR + 2.25%	(e)	353,449	650,000	(f)	159,453	—
Lender 8 Secured Financing	Aug 2019	N/A	LIBOR + 4.00%		—	—		—	15,617
Conduit Repo 2	Nov 2018	Nov 2019	LIBOR + 2.25%		122,728	200,000		94,600	40,075
Conduit Repo 3	Feb 2020	Feb 2021	LIBOR + 2.10%		125,108	150,000		94,508	26,895
MBS Repo 1	(g)	(g)	N/A		—	—		—	6,510
MBS Repo 2	Sep 2020	N/A	LIBOR + 1.65% to 2.25%		100,526	69,777		69,777	222,672
MBS Repo 3	(h)	(h)	LIBOR + 1.32% to 1.85%		752,458	365,812		365,812	224,150
MBS Repo 4	(i)	N/A	LIBOR + 1.70%		163,558	110,000		25,000	77,318
MBS Repo 5	Jun 2028	Dec 2028	4.14%		25,585	150,000		24,721	—
Investing and Servicing Segment Property Mortgages	Dec 2018 to Jun 2026	N/A	Various		244,184	218,019		203,165	177,411
Ireland Mortgage	May 2020	N/A	EURIBOR + 1.69%		468,926	338,525		338,525	349,900
Woodstar I Mortgages	Nov 2025 to Oct 2026	N/A	3.72% to 3.97%		361,415	276,748		276,748	276,748
Woodstar I Government Financing	Mar 2026 to Jun 2049	N/A	1.00% to 5.00%		302,061	131,746		131,746	133,418
Woodstar II Mortgages	Jan 2028 to Apr 2028	N/A	3.81% to 3.85%		505,079	417,669		417,669	116,745
Woodstar II Government Financing	Jun 2030 to Aug 2052	N/A	1.00% to 3.19%		161,987	27,018		27,018	—
Medical Office Mortgages	Dec 2021	Dec 2023	LIBOR + 2.50%		687,921	524,499		491,197	497,613
Master Lease Mortgages	Oct 2027	N/A	4.36% to 4.38%		459,504	265,900		265,900	265,900
Infrastructure Lending Facility	Sep 2021	Sep 2022	Various		1,877,606	2,127,267		1,536,477	—
Term Loan A	Dec 2020	Dec 2021	LIBOR + 2.25%	(e)	918,342	300,000		300,000	300,000
Revolving Secured Financing	Dec 2020	Dec 2021	LIBOR + 2.25%	(e)	—	100,000		—	—
FHLB	Feb 2021	N/A	Various		719,781	500,000		500,000	445,000
					$13,142,466	$13,418,876		8,671,698	5,813,447
Unamortized net premium								495	2,559
Unamortized deferred financing costs								(85,506)	(42,950)
								$8,586,687	$5,773,056

(a)	Subject to certain conditions as defined in the respective facility agreement.
(b)

Maturity date for borrowings collateralized by loans is September 2019 with an additional extension option to September 2021.  Borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions and not to exceed September 2025.

(c)	The initial maximum facility size of $600.0 million may be increased to $900.0 million, subject to certain conditions.

(d)

Maturity date for borrowings collateralized by loans is May 2020 with an additional extension option to August 2021.  Borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions.

(e)	Subject to borrower’s option to choose alternative benchmark based rates pursuant to the terms of the credit agreement.
(f)	The initial maximum facility size of $300.0 million may be increased to $650.0 million, subject to certain conditions.
(g)	Facility carries a rolling 11-month term which may reset monthly with the lender’s consent. This facility carries no maximum facility size.
(h)

Facility carries a rolling 12-month term which may reset monthly with the lender’s consent. Current maturity is September 2019. This facility carries no maximum facility size. Amounts reflect the outstanding balance as of September 30, 2018.

(i)	The date that is 270 days after the buyer delivers notice to seller, subject to a maximum date of May 2020.

In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

During the nine months ended September 30, 2018, we entered into two mortgage loans with aggregate maximum borrowings of $34.8 million to finance commercial real estate previously acquired by our Investing and Servicing Segment. As of September 30, 2018, these facilities carry a remaining weighted average term of 3.7 years with floating annual interest rates of LIBOR +2.62%.

During the nine months ended September 30, 2018, we entered into mortgage loans with total borrowings of $300.9 million to finance the Q1 2018 Closing of our Woodstar II Portfolio. The loans carry 10-year terms and weighted average fixed annual interest rates of 3.82%.  Additional government sponsored mortgage loans of $27.0 million with weighted average fixed annual interest rates of 3.06% and remaining weighted average terms of 27.5 years were assumed at in connection with the Q1 2018 and Q3 2018 Closings of our Woodstar II Portfolio.

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

In August 2018, we entered into a $200.0 million repurchase facility (“Lender 13 Repo 1”) to finance certain loans held-for-investment. The facility has a maturity date of May 2020 with an additional extension option to August 2021 and an annual interest rate of LIBOR + 1.50%.

In August and September 2018, we amended the Lender 11 Repo 2 facility to increase available borrowings from $250.0 million to $500.0 million, extend the current maturity from September 2018 to September 2019 with four one-year extension options and decrease the pricing margin from LIBOR + 2.25% to 2.75% to LIBOR + 2.00% to 2.75%.

In September 2018, we exercised an option to upsize the Lender 4 Repo 2 facility from $600.0 million to $1.0 billion.

In September 2018, we entered into a $250.0 million repurchase facility (“Lender 7 Repo 1”) to finance certain loans held-for-investment. The facility carries a three-year initial term with two one-year extension options and an annual interest rate of LIBOR + 1.75% to 2.25%.

In September 2018, we entered into a credit agreement to fund the acquisition and unfunded loan commitments associated with the Infrastructure Lending Segment (the “Infrastructure Lending Facility”) which consists of the following components: (i) a $1.5 billion term loan for fully funded loans; (ii) a $334.0 million delayed draw term loan for future fundings on acquired term loans; and (iii) a $286.9 million revolver for future fundings on acquired revolvers and letters of credit (“LCs”).  Each component carries a three-year initial term with a one-year extension option and an annual interest rate of the applicable currency benchmark index + 1.50%. The spread increases 25 bps in each of the second and third years of the facility. The facility also contains commitment fees, including fees paid at inception and ongoing fees associated with unfunded commitments on delayed draw term loans, revolvers and LCs. As of September 30, 2018, the following components were outstanding: (i) $1.5 billion of term loans; and (ii) $30.1 million of revolvers.  Subsequent to September 30, 2018, on October 3, 2018, in accordance with an advance rate adjustment contemplated by the original terms of the Infrastructure Lending Facility, we paid down $62.5 million of the outstanding balance, all of which related to term loans.

Our secured financing agreements contain certain financial tests and covenants. As of September 30, 2018, we were in compliance with all such covenants.

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

	Repurchase	Other Secured
	Agreements	Financing	Total
2018 (remainder of)	$197,287	$30,848	$228,135
2019	464,418	291,250	755,668
2020	594,641	649,594	1,244,235
2021	872,114	840,693	1,712,807
2022	804,939	981,724	1,786,663
Thereafter	1,090,401	1,853,789	2,944,190
Total	$4,023,800	$4,647,898	$8,671,698

For the three and nine months ended September 30, 2018, approximately $6.6 million and $17.5 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2017, approximately $5.0 million and $14.4 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations.

The following table sets forth our outstanding balance of repurchase agreements related to the following asset collateral classes as of September 30, 2018 and December 31, 2017 (amounts in thousands):

Class of Collateral	September 30, 2018	December 31, 2017
Loans held-for-investment	$3,349,382	$2,637,475
Loans held-for-sale	189,108	66,970
Investment securities	485,310	530,650
	$4,023,800	$3,235,095

We seek to mitigate risks associated with our repurchase agreements by managing risk related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value.  The margin call provisions under the majority of our repurchase facilities, consisting of 74% of these agreements, do not permit valuation adjustments based on capital markets activity.  Instead, margin calls on these facilities are limited to collateral-specific credit marks.  To monitor credit risk associated with the performance and value of our loans and investments, our asset management team regularly reviews our investment portfolios and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary.  For repurchase agreements containing margin call provisions for general capital markets activity, approximately 28% of these pertain to our loans held-for-sale, for which we manage credit risk through the purchase of credit index instruments.  We further seek to manage risks associated with our repurchase agreements by matching the maturities and interest rate characteristics of our loans with the related repurchase agreements.

10. Unsecured Senior Notes

The following table is a summary of our unsecured senior notes outstanding as of September 30, 2018 and December 31, 2017 (dollars in thousands):

				Remaining
	Coupon	Effective	Maturity	Period of		Carrying Value at
	Rate	Rate (1)	Date	Amortization		September 30, 2018	December 31, 2017
2018 Convertible Notes	N/A	N/A	N/A	N/A		—	369,981
2019 Convertible Notes	4.00%	5.74%	1/15/2019	0.3	years	105,908	341,363
2021 Senior Notes (February)	3.63%	3.89%	2/1/2021	2.3	years	500,000	—
2021 Senior Notes (December)	5.00%	5.32%	12/15/2021	3.2	years	700,000	700,000
2023 Convertible Notes	4.38%	4.86%	4/1/2023	4.5	years	250,000	250,000
2025 Senior Notes	4.75%	5.04%	3/15/2025	6.5	years	500,000	500,000
Total principal amount						2,055,908	2,161,344
Unamortized discount—Convertible Notes						(5,194)	(11,186)
Unamortized discount—Senior Notes						(17,454)	(16,654)
Unamortized deferred financing costs						(8,690)	(8,269)
Carrying amount of debt components						$2,024,570	$2,125,235
Carrying amount of conversion option equity components recorded in additional paid-in capital for outstanding convertible notes						$3,755	$31,638

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

During the three months ended September 30, 2018, we received redemption notices related to the 4.00% Convertible Senior Notes due 2019 (the “2019 Notes”) with a par amount totaling $263.4 million, of which $235.5 million were settled during the three months ended September 30, 2018 for total consideration of $266.0 million, which was paid via the issuance of 11.2 million shares and cash payments of $20.8 million. The $236.2 million of settlement consideration attributable to the liability component of the 2019 Notes exceeded the proportionate net carrying amount of the liability component by $1.8 million, which was recognized as a loss on extinguishment of debt in our condensed consolidated statement of operations for the three months ended September 30, 2018. The $29.8 million of settlement consideration attributable to the equity component of the 2019 Notes was recognized as a reduction of additional paid-in capital in our condensed consolidated statement of equity for the three months ended September 30, 2018, partially offsetting the $245.2 million fair value of the shares issued.

Subsequent to September 30, 2018, an additional $27.9 million of these redemptions were settled through the issuance of 1.2 million shares and cash payments totaling $4.7 million.

We recognized interest expense of $5.9 million and $24.8 million during the three and nine months ended September 30, 2018, respectively, from our unsecured convertible senior notes. We recognized interest expense of $19.3 million and $58.0 million during the three and nine months ended September 30, 2017, respectively, from our unsecured convertible senior notes.

On March 29, 2017, we issued $250.0 million of 4.375% Convertible Senior Notes due 2023 (the “2023 Notes”).  The proceeds from the issuance of the 2023 Notes were used to repurchase $230.0 million of the 2018 Notes for $250.7 million. The repurchase price was allocated between the fair value of the liability component and the fair value of the equity component of the 2018 Notes at the repurchase date. The portion of the repurchase price attributable to the equity component totaled $18.1 million and was recognized as a reduction of additional paid-in capital during the nine months ended September 30, 2017. The portion of the repurchase price attributable to the liability component exceeded the net carrying amount of the liability component by $5.9 million, which was recognized as a loss on extinguishment of debt in our condensed consolidated statement of operations for the nine months ended September 30, 2017.

The following table details the conversion attributes of our Convertible Notes outstanding as of September 30, 2018 (amounts in thousands, except rates):

	September 30, 2018		Conversion Spread Value - Shares (3)
	Conversion	Conversion	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Rate (1)	Price (2)	2018	2017	2018	2017
2018 Notes	N/A	N/A	—	742	—	733
2019 Notes	51.7349	$19.33	542	1,571	559	1,551
2023 Notes	38.5959	$25.91	—	—	—	—
			542	2,313	559	2,284

(1)

The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of Convertible Notes converted, as adjusted in accordance with the indentures governing the Convertible Notes (including the applicable supplemental indentures).

(2)	As of September 30, 2018 and 2017, the market price of the Company’s common stock was $21.52 and $21.72 per share, respectively.

(3)	The conversion spread value represents the portion of the Convertible Notes that are “in-the-money”, representing the value that would be delivered to investors in shares upon an assumed conversion.

The if-converted value of the 2019 Notes exceeded their principal amount by $12.0 million at September 30, 2018 as the closing market price of the Company’s common stock of $21.52 per share exceeded the implicit conversion price of $19.33 per share. However, the if‑converted value of the 2023 Notes was less than their principal amount by $42.4 million at September 30, 2018 as the closing market price of the Company’s common stock was less than the implicit conversion price of $25.91 per share.

Effective June 30, 2018, the Company no longer asserts its intent to fully settle the principal amount of the Convertible Notes in cash upon conversion. The if-converted value of the principal amount of the 2019 Notes and 2023 Notes was $117.9 million and $207.6 million, respectively, as of September 30, 2018.

11. Loan Securitization/Sale Activities

As described below, we regularly sell loans and notes under various strategies. We evaluate such sales as to whether they meet the criteria for treatment as a sale—legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint, and transfer of control.

Conduit Loan Securitizations

Within the Investing and Servicing Segment, we originate commercial mortgage loans with the intent to sell these mortgage loans to VIEs for the purposes of securitization. These VIEs then issue CMBS that are collateralized in part by these assets, as well as other assets transferred to the VIE by third parties. In certain instances, we retain an interest in the VIE and/or serve as special servicer for the VIE. The following summarizes the fair value and par value of loans sold from our conduit platform, as well as the amount of sale proceeds used in part to repay the outstanding balance of the repurchase agreements associated with these loans for the three and nine months ended September 30, 2018 and 2017 (amounts in thousands):

			Repayment of
			repurchase
	Face Amount	Proceeds	agreements
For the Three Months Ended September 30,
2018	$360,651	$372,300	$272,156
2017	498,022	517,351	376,687
For the Nine Months Ended September 30,
2018	$825,610	$854,065	$623,538
2017	938,879	987,828	709,666

Securitization Financing Arrangements and Sales

Within the Commercial and Residential Lending Segment, we originate or acquire residential and commercial mortgage loans, subsequently selling all or a portion thereof. Typically, our motivation for entering into these transactions is to effectively create leverage on the subordinated position that we will retain and hold for investment. These loans may be sold directly or through a securitization. In certain instances, we continue to act as servicer, special servicer or servicing administrator for the loan following its sale. In these instances, similar to the strategy of our Investing and Servicing Segment described above, we consolidate the underlying VIE into which the loans were sold.  During the three months ended September 30, 2018, we consolidated the securitization VIE into which our residential loans were sold, along with a securitization VIE into which one of our commercial loans was sold.  In each of these instances, we retained an interest in the VIE. The following table summarizes our loans sold and loans transferred as secured borrowings by the Commercial and Residential Lending Segment net of expenses (amounts in thousands):

					Loan Transfers
	Loan Transfers Accounted for as Sales				Accounted for as Secured
	Commercial		Residential		Borrowings
	Face Amount	Proceeds	Face Amount	Proceeds	Face Amount	Proceeds
For the Three Months Ended September 30,
2018	$550,000	$547,776	$374,071	$389,044	$—	$—
2017	—	—	—	—	75,000	74,200
For the Nine Months Ended September 30,
2018	$746,400	$742,496	$374,071	$389,044	$—	$—
2017	38,750	37,079	—	—	75,000	74,200

During the three and nine months ended September 30, 2018, a gain of $2.4 million was recognized within change in fair value of mortgage loans held-for-sale, net in our condensed consolidated statements of operations in connection with a residential mortgage loan securitization. During the three and nine months ended September 30, 2018 and 2017, gains (losses) recognized by the Commercial and Residential Lending Segment on sales of loans held-for-investment were not material.

Our securitizations have each been structured as bankruptcy-remote entities whose assets are not intended to be available to the creditors of any other party.

12. Derivatives and Hedging Activity

Risk Management Objective of Using Derivatives

We are exposed to certain risks arising from both our business operations and economic conditions. Refer to Note 13 to the consolidated financial statements included in our Form 10-K for further discussion of our risk management objectives and policies.

Designated Hedges

The Company does not generally elect to apply the hedge accounting designation to its hedging instruments.  During the three and nine months ended September 30, 2018, the Company’s only designated hedges were comprised of one and two outstanding interest rate swaps, respectively, that have been designated as cash flow hedges of the interest rate risk associated with forecasted interest payments.  As of September 30, 2018, the fair value of the one remaining cash flow hedge was not material.  Additionally, during the three and nine months ended September 30, 2018 and 2017 the impact of these cash flow hedges on our net income was not material and we did not recognize any hedge ineffectiveness in earnings associated with these cash flow hedges.

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
•

Forward loan purchase commitments whereby we agree to buy a specified amount of residential mortgage loans at a future date for a specified price and the counterparty is contractually obligated to deliver such mortgage loans (see Note 21); and

•

Interest rate swap guarantees whereby we guarantee the interest rate swap obligations of certain Infrastructure Lending borrowers. Our interest rate swap guarantees were assumed in connection with the acquisition of the Infrastructure Lending Segment.

The following table summarizes our non-designated derivatives as of September 30, 2018 (notional amounts in thousands):

Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx contracts – Sell Euros ("EUR")	56	292,826	EUR	November 2018 – October 2022
Fx contracts – Sell Pounds Sterling ("GBP")	148	250,899	GBP	October 2018 – October 2022
Fx contracts – Sell Canadian dollar ("CAD")	16	9,055	CAD	January 2019 – October 2022
Fx contracts – Sell Australian dollar ("AUD")	4	8,122	AUD	January 2019 – October 2019
Fx contracts – Buy EUR	1	2,166	EUR	October 2018
Fx contracts – Buy GBP	3	7,589	GBP	October 2018 – July 2019
Fx contracts – Buy CAD	1	1,103	CAD	October 2018
Fx contracts – Buy AUD	1	1,064	AUD	October 2018
Interest rate swaps – Paying fixed rates	45	1,238,520	USD	April 2019 – October 2028
Interest rate swaps – Receiving fixed rates	2	970,000	USD	January 2021 – March 2025
Interest rate caps	2	294,000	EUR	May 2020
Interest rate caps	10	126,979	USD	November 2018 – October 2021
Credit index instruments	9	74,000	USD	November 2054 – November 2059
Forward loan purchase commitments	1	25,000	USD	November 2018
Interest rate swap guarantees	11	730,356	USD	March 2019 – June 2025
Interest rate swap guarantees	1	11,930	GBP	December 2024
Interest rate swap guarantees	1	92,699	CAD	June 2045
Total	312

The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017 (amounts in thousands):

	Fair Value of Derivatives		Fair Value of Derivatives
	in an Asset Position (1) as of		in a Liability Position (2) as of
	September 30,	December 31,	September 30,	December 31,
	2018	2017	2018	2017
Derivatives designated as hedging instruments:
Interest rate swaps	$1	$25	$—	$—
Total derivatives designated as hedging instruments	1	25	—	—
Derivatives not designated as hedging instruments:
Interest rate contracts	52,760	27,234	29,560	2,781
Interest rate swap guarantees	—	—	282	—
Foreign exchange contracts	7,046	6,400	5,390	33,419
Credit index instruments	—	239	154	—
Total derivatives not designated as hedging instruments	59,806	33,873	35,386	36,200
Total derivatives	$59,807	$33,898	$35,386	$36,200

(1)	Classified as derivative assets in our condensed consolidated balance sheets.

(2)	Classified as derivative liabilities in our condensed consolidated balance sheets.

The tables below present the effect of our derivative financial instruments on the condensed consolidated statements of operations and of comprehensive income for the three and nine months ended September 30, 2018 and 2017 (amounts in thousands):

		Gain (Loss)
	Gain (Loss)	Reclassified	Gain (Loss)
	Recognized	from AOCI	Recognized
Derivatives Designated as Hedging Instruments	in OCI	into Income	in Income	Location of Gain (Loss)
For the Three Months Ended September 30,	(effective portion)	(effective portion)	(ineffective portion)	Recognized in Income
2018	$—	$6	$—	Interest expense
2017	$(3)	$19	$—	Interest expense

For the Nine Months Ended September 30,
2018	$8	$32	$—	Interest expense
2017	$45	$(11)	$—	Interest expense

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Recognized in Income for the		Recognized in Income for the
Derivatives Not Designated	Location of Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
as Hedging Instruments	Recognized in Income	2018	2017	2018	2017
Interest rate contracts	Gain (loss) on derivative financial instruments	$4,444	$(3,836)	$10,553	$(10,190)
Foreign exchange contracts	Gain (loss) on derivative financial instruments	8,073	(19,650)	17,748	(54,814)
Credit index instruments	Gain (loss) on derivative financial instruments	(782)	(738)	(803)	(1,155)
		$11,735	$(24,224)	$27,498	$(66,159)

13. Offsetting Assets and Liabilities

The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

				(iv)
				Gross Amounts Not
				Offset in the Statement
		(ii)	(iii) = (i) - (ii)	of Financial Position
		Gross Amounts	Net Amounts		Cash
	(i)	Offset in the	Presented in		Collateral
	Gross Amounts	Statement of	the Statement of	Financial	Received /	(v) = (iii) - (iv)
	Recognized	Financial Position	Financial Position	Instruments	Pledged	Net Amount
As of September 30, 2018
Derivative assets	$59,807	$—	$59,807	$4,387	$—	$55,420
Derivative liabilities	$35,386	$—	$35,386	$4,387	$30,185	$814
Repurchase agreements	4,023,800	—	4,023,800	4,023,800	—	—
	$4,059,186	$—	$4,059,186	$4,028,187	$30,185	$814
As of December 31, 2017
Derivative assets	$33,898	$—	$33,898	$6,523	$—	$27,375
Derivative liabilities	$36,200	$—	$36,200	$6,523	$15,333	$14,344
Repurchase agreements	3,235,095	—	3,235,095	3,235,095	—	—
	$3,271,295	$—	$3,271,295	$3,241,618	$15,333	$14,344

14. Variable Interest Entities

Investment Securities

As discussed in Note 2, we evaluate all of our investments and other interests in entities for consolidation, including our investments in CMBS, RMBS and our retained interests in securitization transactions we initiated, all of which are generally considered to be variable interests in VIEs.

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

We also hold controlling interests in non-securitization entities that are considered VIEs, most of which were established to facilitate the acquisition of certain properties.  SPT Dolphin, the entity which holds the Woodstar II Portfolio, is a VIE because the third party interest holders do not carry kick-out rights or substantive participating rights.  We were deemed to be the primary beneficiary of the VIE because we possess both the power to direct the activities of the VIE that most significantly impact its economic performance and a significant economic interest in the entity.  This VIE had assets of $693.6 million and liabilities of $447.3 million as of September 30, 2018.  In total, our consolidated non-securitization VIEs had assets of $801.3 million and liabilities of $531.4 million as of September 30, 2018.

VIEs in which we are not the Primary Beneficiary

In certain instances, we hold a variable interest in a VIE in the form of CMBS, but either (i) we are not appointed, or do not serve as, special servicer or servicing administrator or (ii) an unrelated third party has the rights to unilaterally remove us as special servicer without cause. In these instances, we do not have the power to direct activities that most significantly impact the VIE’s economic performance. In other cases, the variable interest we hold does not obligate us to absorb losses or provide us with the right to receive benefits from the VIE which could potentially be significant. For these structures, we are not deemed to be the primary beneficiary of the VIE, and we do not consolidate these VIEs.

As of September 30, 2018, two of our CDO structures were in default or imminent default, which, pursuant to the underlying indentures, changes the rights of the variable interest holders. Upon default of a CDO, the trustee or senior note holders are allowed to exercise certain rights, including liquidation of the collateral, which at that time, is the activity which would most significantly impact the CDO’s economic performance. Further, when the CDO is in default, the collateral administrator no longer has the option to purchase securities from the CDO. In cases where the CDO is in default and we do not have the ability to exercise rights which would most significantly impact the CDO’s economic performance, we do not consolidate the VIE.  As of September 30, 2018, neither of these CDO structures were consolidated.

As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of September 30, 2018, our maximum risk of loss related to securitization VIEs in which we were not the primary beneficiary was $48.6 million on a fair value basis.

As of September 30, 2018, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances, excluding the notional value of interest-only securities, of $9.8 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.

We also hold passive non-controlling interests in certain unconsolidated entities that are considered VIEs. We are not the primary beneficiaries of these VIEs as we do not possess the power to direct the activities of the VIEs that most significantly impact their economic performance and therefore report our interests, which totaled $130.3 million as of September 30, 2018, within investment in unconsolidated entities on our condensed consolidated balance sheet.  Our maximum risk of loss is limited to our carrying value of the investments.

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

Base Management Fee.  For the three months ended September 30, 2018 and 2017, approximately $18.4 million and $16.9 million, respectively, was incurred for base management fees. For the nine months ended September 30, 2018 and 2017, approximately $53.9 million and $50.7 million, respectively, was incurred for base management fees. As of September 30, 2018 and December 31, 2017, there were $18.4 million and $17.1 million, respectively, of unpaid base management fees included in related-party payable in our condensed consolidated balance sheets.

Incentive Fee.  For the three months ended September 30, 2018 and 2017, approximately $4.3 million and $10.4 million, respectively, was incurred for incentive fees. For the nine months ended September 30, 2018 and 2017, approximately $19.6 million and $20.2 million, respectively, was incurred for incentive fees. As of September 30, 2018 and December 31, 2017, approximately $4.3 million and $22.0 million, respectively, of unpaid incentive fees were included in related-party payable in our condensed consolidated balance sheets.

Expense Reimbursement.  For the three months ended September 30, 2018 and 2017, approximately $1.9 million and $1.7 million, respectively, was incurred for executive compensation and other reimbursable expenses and recognized within general and administrative expenses in our condensed consolidated statements of operations. For the nine months ended September 30, 2018 and 2017, approximately $5.9 million and $4.5 million, respectively, was incurred for executive compensation and other reimbursable expenses. As of September 30, 2018 and December 31, 2017, approximately $2.6 million and $3.3 million, respectively, of unpaid reimbursable executive compensation and other expenses were included in related-party payable in our condensed consolidated balance sheets.

Equity Awards. In certain instances, we issue RSAs to certain employees of affiliates of our Manager who perform services for us.  During the three months ended September 30, 2018 and 2017, there were no RSAs granted.  Expenses related to the vesting of awards to employees of affiliates of our Manager were $0.8 million and $0.7 million during the three months ended September 30, 2018 and 2017, respectively, and are reflected in general and administrative expenses in our condensed consolidated statements of operations. During the nine months ended September 30, 2018 and 2017, we granted 189,813 and 138,264 RSAs, respectively, at grant date fair values of $4.0 million and $3.1 million, respectively. Expenses related to the vesting of awards to employees of affiliates of our Manager were $2.1 million during both the nine months ended September 30, 2018 and 2017. These shares generally vest over a three-year period.

Manager Equity Plan

In May 2017, the Company’s shareholders approved the Starwood Property Trust, Inc. 2017 Manager Equity Plan (the “2017 Manager Equity Plan”) which replaced the Starwood Property Trust, Inc. Manager Equity Plan (“Manager Equity Plan”). In April 2018, we granted 775,000 RSUs to our Manager under the 2017 Manager Equity Plan.  In March 2017, we granted 1,000,000 RSUs to our Manager under the Manager Equity Plan.  In May 2015, we granted 675,000 RSUs to our Manager under the Manager Equity Plan.  In connection with these grants and prior similar grants, we recognized share-based compensation expense of $3.2 million and $3.0 million within management fees in our condensed consolidated statements of operations for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, we recognized $9.4 million and $7.4 million, respectively, related to these awards. Refer to Note 16 for further discussion of these grants.

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

During the three and nine months ended September 30, 2018, the Company acquired $36.4 million and $80.8 million, respectively, of loans held-for-sale from a residential mortgage originator in which it holds an equity interest. Also in June 2018, the Company originated a $2.0 million subordinated loan to this residential mortgage originator which carries an 8% fixed interest rate and matures in September 2019. Refer to Note 7 for further discussion.

Acquisitions from Consolidated CMBS Trusts

Our Investing and Servicing Segment acquires interests in properties for its REIS Equity Portfolio from CMBS trusts, some of which are consolidated as VIEs on our balance sheet.  Acquisitions from consolidated VIEs are reflected as repayment of debt of consolidated VIEs in our condensed consolidated statements of cash flows.  No real estate assets were acquired from consolidated CMBS trusts during the three months ended September 30, 2018 and 2017.  During the nine months ended September 30, 2018 and 2017, we acquired $27.7 million and $19.7 million, respectively, of net real estate assets from consolidated CMBS trusts for a gross purchase price of $28.0 million and $19.9 million, respectively. Refer to Note 3 for further discussion of these acquisitions.

Refer to Note 16 to the consolidated financial statements included in our Form 10-K for further discussion of related-party agreements.

16. Stockholders’ Equity and Non-Controlling Interests

During the nine months ended September 30, 2018 our board of directors declared the following dividends:

Declaration Date	Record Date	Ex-Dividend Date	Payment Date	Amount	Frequency
8/8/18	9/28/18	9/26/18	10/15/18	$0.48	Quarterly
5/4/18	6/29/18	6/27/18	7/13/18	$0.48	Quarterly
2/28/18	3/30/18	3/28/18	4/13/18	$0.48	Quarterly

During the three months ended September 30, 2018, we issued 11.2 million shares in connection with the settlement of $235.5 million of our 2019 Notes.  Refer to Note 10 for further discussion.

During the nine months ended September 30, 2018 and 2017, there were no shares issued under our At-The-Market Equity Offering Sales Agreement.  During the nine months ended September 30, 2018 and 2017, shares issued under the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) were not material.

In February 2017, our board of directors extended the term of our $500.0 million common stock and Convertible Note repurchase program through January 2019.  Refer to Note 17 to the consolidated financial statements included in our Form 10-K for further information regarding the repurchase program. During the nine months ended September 30, 2018, we repurchased 573,255 shares of common stock for $12.1 million and no Convertible Notes under our repurchase program.  There were no share or Convertible Notes repurchases under the repurchase program during the nine months ended September 30, 2017.    The repurchase of the 2018 Notes discussed in Note 10 was not considered part of the repurchase program and therefore did not reduce our available capacity for future repurchases under the repurchase program. As of September 30, 2018, we had $250.1 million of remaining capacity to repurchase common stock and/or Convertible Notes under the repurchase program.

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

The table below summarizes our share awards granted or vested under the Manager Equity Plan and 2017 Manager Equity Plan during the nine months ended September 30, 2018 and 2017 (dollar amounts in thousands):

Grant Date	Type	Amount Granted	Grant Date Fair Value	Vesting Period
April 2018	RSU	775,000	$16,329	3 years
March 2017	RSU	1,000,000	22,240	3 years
May 2015	RSU	675,000	16,511	3 years

As of September 30, 2018, there were 9.3 million shares available for future grants under the 2017 Manager Equity Plan and the 2017 Equity Plan.

Schedule of Non-Vested Shares and Share Equivalents

		2017		Weighted Average
	2017	Manager		Grant Date Fair
	Equity Plan	Equity Plan	Total	Value (per share)
Balance as of January 1, 2018	885,138	806,251	1,691,389	$21.95
Granted	788,608	775,000	1,563,608	21.25
Vested	(267,037)	(435,415)	(702,452)	21.78
Forfeited	(8,886)	—	(8,886)	21.39
Balance as of September 30, 2018	1,397,823	1,145,836	2,543,659	21.57

Non-Controlling Interests in Consolidated Subsidiaries

As discussed in Note 3, in connection with our Woodstar II Portfolio acquisitions, we issued 10.2 million Class A Units in SPT Dolphin.  The Class A Units are redeemable for consideration equal to the current share price of the Company’s common stock on a one-for-one basis, with the consideration paid in either cash or the Company’s common stock, at the determination of the Company.  No Class A Units were redeemed through September 30, 2018. In consolidation, the issued Class A Units are reflected as non-controlling interests in consolidated subsidiaries on our condensed consolidated balance sheets.

To the extent SPT Dolphin has sufficient cash available, the Class A Units earn a preferred return indexed to the dividend rate of the Company’s common stock.  Any distributions made pursuant to this waterfall are recognized within net income attributable to non-controlling interests in our condensed consolidated statements of operations.  During the three and nine months ended September 30, 2018, we recognized net income attributable to non-controlling interests of $4.8 million and $11.9 million, respectively, associated with these Class A Units.

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

17. Earnings per Share

The following table provides a reconciliation of net income and the number of shares of common stock used in the computation of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Basic Earnings
Income attributable to STWD common stockholders	$84,536	$88,428	$293,698	$308,166
Less: Income attributable to participating shares not already deducted as non-controlling interests	(970)	(761)	(2,725)	(2,489)
Basic earnings	$83,566	$87,667	$290,973	$305,677

Diluted Earnings
Income attributable to STWD common stockholders	$84,536	$88,428	$293,698	$308,166
Less: Income attributable to participating shares not already deducted as non-controlling interests	(970)	(761)	(2,725)	(2,489)
Add: Interest expense on Convertible Notes (1)	*	N/A	21,102	N/A
Add: Loss on extinguishment of Convertible Notes (1)	*	N/A	1,810	N/A
Diluted earnings	$83,566	$87,667	$313,885	$305,677

Number of Shares:
Basic — Average shares outstanding	265,355	259,759	262,356	259,412
Effect of dilutive securities — Convertible Notes (1)	*	2,313	25,675	2,284
Effect of dilutive securities — Contingently issuable shares	99	236	99	236
Effect of dilutive securities — Unvested non-participating shares	2	129	—	123
Diluted — Average shares outstanding	265,456	262,437	288,130	262,055

Earnings Per Share Attributable to STWD Common Stockholders:
Basic	$0.31	$0.34	$1.11	$1.18
Diluted	$0.31	$0.33	$1.09	$1.17

(1)

Prior to June 30, 2018, the Company had asserted its intent and ability to settle the principal amount of the Convertible Notes in cash.  Accordingly, under GAAP, the dilutive effect to EPS for the prior year periods was determined using the treasury stock method by dividing only the “conversion spread value” of the “in-the-money” Convertible Notes by the Company’s average share price and including the resulting share amount in the diluted EPS denominator.  The conversion value of the principal amount of the Convertible Notes was not included.  Effective June 30, 2018, the Company no longer asserts its intent to fully settle the principal amount of the Convertible Notes in cash upon conversion.  Accordingly, under GAAP, the dilutive effect to EPS for the current year periods is determined using the “if-converted” method whereby interest expense or any loss on extinguishment of our Convertible Notes is added back to the diluted EPS numerator and the full number of potential shares contingently issuable upon their conversion is included in the diluted EPS denominator, if dilutive. Refer to Note 10 for further discussion.

*Our Convertible Notes were not dilutive for the three months ended September 30, 2018.

As of September 30, 2018 and 2017, participating shares of 12.2 million and 1.6 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above. Such participating shares at September 30, 2018 included 10.2 million potential shares of our common stock issuable upon redemption of the Class A Units in SPT Dolphin, as discussed in Note 16.

18. Accumulated Other Comprehensive Income

The changes in AOCI by component are as follows (amounts in thousands):

		Cumulative
		Unrealized Gain
	Effective Portion of	(Loss) on	Foreign
	Cumulative Loss on	Available-for-	Currency
	Cash Flow Hedges	Sale Securities	Translation	Total
Three Months Ended September 30, 2018
Balance at July 1, 2018	$7	$60,075	$8,052	$68,134
OCI before reclassifications	—	715	(945)	(230)
Amounts reclassified from AOCI	(6)	22	—	16
Net period OCI	(6)	737	(945)	(214)
Balance at September 30, 2018	$1	$60,812	$7,107	$67,920
Three Months Ended September 30, 2017
Balance at July 1, 2017	$52	$51,682	$4,247	$55,981
OCI before reclassifications	(3)	3,975	5,337	9,309
Amounts reclassified from AOCI	(19)	—	—	(19)
Net period OCI	(22)	3,975	5,337	9,290
Balance at September 30, 2017	$30	$55,657	$9,584	$65,271
Nine Months Ended September 30, 2018
Balance at January 1, 2018	$25	$57,889	$12,010	$69,924
OCI before reclassifications	8	2,977	(4,903)	(1,918)
Amounts reclassified from AOCI	(32)	(54)	—	(86)
Net period OCI	(24)	2,923	(4,903)	(2,004)
Balance at September 30, 2018	$1	$60,812	$7,107	$67,920
Nine Months Ended September 30, 2017
Balance at January 1, 2017	$(26)	$44,929	$(8,765)	$36,138
OCI before reclassifications	45	10,823	18,349	29,217
Amounts reclassified from AOCI	11	(95)	—	(84)
Net period OCI	56	10,728	18,349	29,133
Balance at September 30, 2017	$30	$55,657	$9,584	$65,271

The reclassifications out of AOCI impacted the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 as follows (amounts in thousands):

	Amounts Reclassified from		Amounts Reclassified from
	AOCI during the Three Months		AOCI during the Nine Months		Affected Line Item
	Ended September 30,		Ended September 30,		in the Statements
Details about AOCI Components	2018	2017	2018	2017	of Operations
Gain (loss) on cash flow hedges:
Interest rate contracts	$6	$19	$32	$(11)	Interest expense
Unrealized gains (losses) on available-for-sale securities:
Interest realized upon collection	—	—	46	95	Interest income from investment securities
Net realized (loss) gain on sale of investment	(22)	—	8	—	Gain on sale of investments and other assets, net
Total	(22)	—	54	95
Total reclassifications for the period	$(16)	$19	$86	$84

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

We determine the fair value of our assets and liabilities measured at fair value on a recurring and nonrecurring basis in accordance with the methodology described in our Form 10-K. For those assets acquired in connection with the Infrastructure Lending Segment acquisition and measured at fair value on a nonrecurring basis, we have determined the fair values as follows:

Loans held-for-investment and investment securities held-to-maturity

We measure the fair value of our loans held-for-investment and investment securities held-to-maturity acquired in a business combination by discounting their expected cash flows at a rate we estimate would be demanded by market participants. The expected cash flows used are generally the same as those used to calculate our level yield income in the financial statements. Since these inputs are unobservable, we have determined that the fair value of these assets would be classified in Level III of the fair value hierarchy.

Loans held-for-sale

We measure the fair value of our loans held-for-sale acquired in a business combination utilizing bids received from third parties to acquire these assets.  As these bids represent observable market data, we have determined that the fair value of these assets would be classified in Level II of the fair value hierarchy.

Fair Value Disclosures

The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the condensed consolidated balance sheets by their level in the fair value hierarchy as of September 30, 2018 and December 31, 2017 (amounts in thousands):

	September 30, 2018
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$913,505	$—	$—	$913,505
RMBS	227,867	—	—	227,867
CMBS	48,589	—	2,774	45,815
Equity security	13,098	13,098	—	—
Domestic servicing rights	21,768	—	—	21,768
Derivative assets	59,807	—	59,807	—
VIE assets	48,034,610	—	—	48,034,610
Total	$49,319,244	$13,098	$62,581	$49,243,565
Financial Liabilities:
Derivative liabilities	$35,386	$—	$35,386	$—
VIE liabilities	46,945,674	—	45,152,469	1,793,205
Total	$46,981,060	$—	$45,187,855	$1,793,205

	December 31, 2017
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$745,743	$—	$—	$745,743
RMBS	247,021	—	—	247,021
CMBS	24,191	—	—	24,191
Equity security	13,523	13,523	—	—
Domestic servicing rights	30,759	—	—	30,759
Derivative assets	33,898	—	33,898	—
VIE assets	51,045,874	—	—	51,045,874
Total	$52,141,009	$13,523	$33,898	$52,093,588
Financial Liabilities:
Derivative liabilities	$36,200	$—	$36,200	$—
VIE liabilities	50,000,010	—	47,811,073	2,188,937
Total	$50,036,210	$—	$47,847,273	$2,188,937

The changes in financial assets and liabilities classified as Level III are as follows for the three and nine months ended September 30, 2018 and 2017 (amounts in thousands):

				Domestic
	Loans			Servicing		VIE
Three Months Ended September 30, 2018	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
July 1, 2018 balance	$897,259	$235,796	$24,650	$22,742	$48,044,873	$(2,002,115)	$47,223,205
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	4,036	100	63	(974)	(1,261,314)	371,310	(886,779)
Net accretion	—	2,526	—	—	—	—	2,526
Included in OCI	—	737	—	—	—	—	737
Purchases / Originations	597,318	—	—	—	—	—	597,318
Sales	(565,990)	(2,046)	(3,163)	—	—	—	(571,199)
Issuances	—	—	—	—	—	(18,901)	(18,901)
Cash repayments / receipts	(19,118)	(9,246)	(6,815)	—	—	(17,268)	(52,447)
Transfers into Level III	—	—	27,776	—	—	(259,701)	(231,925)
Transfers out of Level III	—	—	—	—	—	108,123	108,123
Consolidation of VIEs	—	—	3,304	—	1,623,863	(23,095)	1,604,072
Deconsolidation of VIEs	—	—	—	—	(372,812)	48,442	(324,370)
September 30, 2018 balance	$913,505	$227,867	$45,815	$21,768	$48,034,610	$(1,793,205)	$47,450,360
Amount of total (losses) gains included in earnings attributable to assets still held at September 30, 2018	$(2,501)	$2,526	$(884)	$(974)	$(1,261,314)	$371,310	$(891,837)

				Domestic
	Loans			Servicing		VIE
Three Months Ended September 30, 2017	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
July 1, 2017 balance	$610,116	$256,397	$13,848	$38,648	$53,902,715	$(2,164,593)	$52,657,131
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	19,485	—	(673)	(4,867)	(3,533,620)	151,273	(3,368,402)
Net accretion	—	3,187	—	—	—	—	3,187
Included in OCI	—	3,975	—	—	—	—	3,975
Purchases / Originations	524,409	—	11,798	—	—	—	536,207
Sales	(517,350)	—	—	—	—	—	(517,350)
Issuances	—	—	—	—	—	(1,469)	(1,469)
Cash repayments / receipts	(28,036)	(10,307)	(1,666)	—	—	(4,910)	(44,919)
Transfers into Level III	—	—	—	—	—	(233,367)	(233,367)
Transfers out of Level III	—	—	—	—	—	67,272	67,272
Consolidation of VIEs	—	—	—	—	964,564	(75,585)	888,979
Deconsolidation of VIEs	—	—	534	—	(135,678)	1,596	(133,548)
September 30, 2017 balance	$608,624	$253,252	$23,841	$33,781	$51,197,981	$(2,259,783)	$49,857,696
Amount of total (losses) gains included in earnings attributable to assets still held at September 30, 2017	$(2,597)	$3,187	$(230)	$(4,867)	$(3,533,620)	$151,273	$(3,386,854)

				Domestic
	Loans			Servicing		VIE
Nine Months Ended September 30, 2018	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
January 1, 2018 balance	$745,743	$247,021	$24,191	$30,759	$51,045,874	$(2,188,937)	$49,904,651
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	26,669	241	76	(8,991)	(5,055,029)	906,360	(4,130,674)
Net accretion	—	7,967	—	—	—	—	7,967
Included in OCI	—	2,923	—	—	—	—	2,923
Purchases / Originations	1,508,010	—	1,463	—	—	—	1,509,473
Sales	(1,047,755)	(2,853)	(3,163)	—	—	—	(1,053,771)
Issuances	—	—	—	—	—	(26,849)	(26,849)
Cash repayments / receipts	(123,652)	(27,432)	(7,832)	—	—	(75,078)	(233,994)
Transfers into Level III	—	—	27,776	—	—	(950,660)	(922,884)
Transfers out of Level III	(195,510)	—	—	—	—	425,973	230,463
Consolidation of VIEs	—	—	3,304	—	3,438,933	(23,095)	3,419,142
Deconsolidation of VIEs	—	—	—	—	(1,395,168)	139,081	(1,256,087)
September 30, 2018 balance	$913,505	$227,867	$45,815	$21,768	$48,034,610	$(1,793,205)	$47,450,360
Amount of total (losses) gains included in earnings attributable to assets still held at September 30, 2018	$(2,023)	$7,913	$(1,252)	$(8,991)	$(5,055,029)	$906,360	$(4,145,260)

				Domestic
	Loans			Servicing		VIE
Nine Months Ended September 30, 2017	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
January 1, 2017 balance	$63,279	$253,915	$31,546	$55,082	$67,123,261	$(2,585,369)	$64,941,714
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	45,484	—	(4,359)	(21,301)	(15,773,529)	749,757	(15,003,948)
OTTI	—	(109)	—	—	—	—	(109)
Net accretion	—	10,375	—	—	—	—	10,375
Included in OCI	—	10,728	—	—	—	—	10,728
Purchases / Originations	1,527,364	7,433	11,798	—	—	—	1,546,595
Sales	(987,828)	—	(11,134)	—	—	—	(998,962)
Issuances	—	—	—	—	—	(11,657)	(11,657)
Cash repayments / receipts	(39,675)	(29,090)	(8,754)	—	—	(40,946)	(118,465)
Transfers into Level III	—	—	—	—	—	(616,794)	(616,794)
Transfers out of Level III	—	—	—	—	—	231,012	231,012
Consolidation of VIEs	—	—	—	—	2,092,516	(75,585)	2,016,931
Deconsolidation of VIEs	—	—	4,744	—	(2,244,267)	89,799	(2,149,724)
September 30, 2017 balance	$608,624	$253,252	$23,841	$33,781	$51,197,981	$(2,259,783)	$49,857,696
Amount of total (losses) gains included in earnings attributable to assets still held at September 30, 2017	$(2,621)	$10,159	$56	$(21,301)	$(15,773,529)	$749,757	$(15,037,479)

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

The following table presents the fair values, all of which are classified in Level III of the fair value hierarchy, of our financial instruments not carried at fair value on the condensed consolidated balance sheets (amounts in thousands):

	September 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets not carried at fair value:
Loans held-for-investment, loans held-for-sale and loans transferred as secured borrowings	$8,988,287	$9,043,997	$6,636,898	$6,729,302
HTM securities	473,896	474,395	433,468	428,338
Financial liabilities not carried at fair value:
Secured financing agreements and secured borrowings on transferred loans	$8,660,835	$8,582,213	$5,847,241	$5,810,998
Unsecured senior notes	2,024,570	2,020,957	2,125,235	2,191,285

The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Carrying Value at	Valuation	Unobservable	Range as of (1)
	September 30, 2018	Technique	Input	September 30, 2018	December 31, 2017
Loans held-for-sale, fair value option	$913,505	Discounted cash flow	Yield (b)	4.7% - 6.0%	4.3% - 6.0%
			Duration (c)	2.2 - 11.5 years	1.8 - 12.1 years
RMBS	227,867	Discounted cash flow	Constant prepayment rate (a)	3.1% - 21.8%	2.5% - 21.4%
			Constant default rate (b)	1.0% - 5.5%	0.9% - 5.8%
			Loss severity (b)	0% - 79% (e)	14% - 75% (e)
			Delinquency rate (c)	4% - 32%	4% - 33%
			Servicer advances (a)	23% - 82%	20% - 83%
			Annual coupon deterioration (b)	0% - 1.3%	0% - 0.8%
			Putback amount per projected total collateral loss (d)	0% - 7%	0% - 7%
CMBS	45,815	Discounted cash flow	Yield (b)	0% - 207.5%	0% - 168.5%
			Duration (c)	0 - 9.7 years	0 - 9.7 years
Domestic servicing rights	21,768	Discounted cash flow	Debt yield (a)	7.75%	7.75%
			Discount rate (b)	15%	15%
			Control migration (b)	0% - 80%	0% - 80%
VIE assets	48,034,610	Discounted cash flow	Yield (b)	0% - 951.3%	0% - 826.6%
			Duration (c)	0 - 14.0 years	0 - 14.0 years
VIE liabilities	(1,793,205)	Discounted cash flow	Yield (b)	0% - 951.3%	0% - 826.6%
			Duration (c)	0 - 14.0 years	0 - 14.0 years

(1)	The ranges of significant unobservable inputs are represented in percentages and years.

Sensitivity of the Fair Value to Changes in the Unobservable Inputs

(a)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
(b)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.
(c)

Significant increase (decrease) in the unobservable input in isolation would result in either a significantly lower or higher (higher or lower) fair value measurement depending on the structural features of the security in question.

(d)	Any delay in the putback recovery date leads to a decrease in fair value for the majority of securities in our RMBS portfolio.
(e)	58% and 81% of the portfolio falls within a range of 45%-80% as of September 30, 2018 and December 31, 2017, respectively.

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

Our TRSs engage in various real estate related operations, including special servicing of commercial real estate, originating and securitizing commercial mortgage loans, and investing in entities which engage in real estate related operations. As of September 30, 2018 and December 31, 2017, approximately $2.4 billion and $673.1 million, respectively, of assets, including $29.3 million and $24.1 million in cash, respectively, were owned by TRS entities. Our TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.

The following table is a reconciliation of our U.S. federal income tax determined using our statutory federal tax rate to our reported income tax provision for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
Federal statutory tax rate	$20,509	21.0%	$35,915	35.0%	$68,406	21.0%	$118,010	35.0%
REIT and other non-taxable income	(13,628)	(13.9)%	(26,242)	(25.5)%	(57,128)	(17.6)%	(99,668)	(29.6)%
State income taxes	1,803	1.8%	200	0.2%	2,954	0.9%	81	—%
Federal benefit of state tax deduction	(378)	(0.4)%	(70)	(0.1)%	(620)	(0.2)%	(28)	—%
Other	(25)	—%	13	—%	868	0.3%	(110)	—%
Effective tax rate	$8,281	8.5%	$9,816	9.6%	$14,480	4.4%	$18,285	5.4%

21. Commitments and Contingencies

As of September 30, 2018, our Commercial and Residential Lending Segment had future commercial loan funding commitments totaling $1.8 billion, of which we expect to fund $1.6 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Additionally, as of September 30, 2018, our Commercial and Residential Lending Segment had outstanding residential mortgage loan purchase commitments of $25.0 million under an agreement to purchase up to $600.0 million of residential mortgage loans that meet our investment criteria from a third party residential mortgage originator.

As of September 30, 2018, our Infrastructure Lending Segment had future infrastructure loan funding commitments totaling $454.4 million, including $254.9 million under revolvers and LCs, and $199.5 million under delayed draw term loans.  As of September 30, 2018, $34.5 million of revolvers and LCs were outstanding.

In connection with the Infrastructure Lending Segment acquisition, we assumed guarantees of certain borrowers’ performance under existing interest rate swaps.  As of September 30, 2018, we had 13 outstanding guarantees on interest rate swaps maturing between March 2019 and June 2045. Refer to Note 12 for further discussion.

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

Effective September 30, 2018, we refer to our former Lending Segment as the Commercial and Residential Lending Segment.  We also established a new business segment, the Infrastructure Lending Segment, which we acquired on September 19, 2018.  Refer to Note 3 for further discussion of the Infrastructure Lending Segment acquisition.

The table below presents our results of operations for the three months ended September 30, 2018 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$147,913	$3,053	$—	$3,535	$—	$154,501	$—	$154,501
Interest income from investment securities	10,320	107	—	34,477	—	44,904	(33,396)	11,508
Servicing fees	98	—	—	34,100	—	34,198	(6,374)	27,824
Rental income	—	—	76,067	15,065	—	91,132	—	91,132
Other revenues	265	44	169	229	89	796	(42)	754
Total revenues	158,596	3,204	76,236	87,406	89	325,531	(39,812)	285,719
Costs and expenses:
Management fees	453	—	—	18	25,937	26,408	111	26,519
Interest expense	43,322	2,258	19,483	7,396	30,475	102,934	(276)	102,658
General and administrative	7,016	537	1,680	19,131	2,753	31,117	86	31,203
Acquisition and investment pursuit costs	341	6,725	—	(539)	—	6,527	—	6,527
Costs of rental operations	—	—	23,052	7,139	—	30,191	—	30,191
Depreciation and amortization	17	—	28,448	5,828	—	34,293	—	34,293
Loan loss allowance, net	929	—	—	—	—	929	—	929
Other expense	76	—	—	—	—	76	—	76
Total costs and expenses	52,154	9,520	72,663	38,973	59,165	232,475	(79)	232,396
Income (loss) before other income (loss), income taxes and non-controlling interests	106,442	(6,316)	3,573	48,433	(59,076)	93,056	(39,733)	53,323
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	33,289	33,289
Change in fair value of servicing rights	—	—	—	(1,994)	—	(1,994)	1,020	(974)
Change in fair value of investment securities, net	238	—	—	(4,966)	—	(4,728)	5,029	301
Change in fair value of mortgage loans held-for-sale, net	1,343	—	—	2,597	—	3,940	—	3,940
Earnings (loss) from unconsolidated entities	514	—	1,988	(134)	—	2,368	257	2,625
Gain on sale of investments and other assets, net	47	—	—	1,415	—	1,462	—	1,462
Gain (loss) on derivative financial instruments, net	7,278	455	5,895	3,076	(4,969)	11,735	—	11,735
Foreign currency loss, net	(3,546)	(531)	(1)	—	—	(4,078)	—	(4,078)
Loss on extinguishment of debt	(730)	—	—	—	(1,810)	(2,540)	—	(2,540)
Other income (loss), net	(1)	—	2	(1,422)	—	(1,421)	—	(1,421)
Total other income (loss)	5,143	(76)	7,884	(1,428)	(6,779)	4,744	39,595	44,339
Income (loss) before income taxes	111,585	(6,392)	11,457	47,005	(65,855)	97,800	(138)	97,662
Income tax provision	(314)	—	(125)	(7,842)	—	(8,281)	—	(8,281)
Net income (loss)	111,271	(6,392)	11,332	39,163	(65,855)	89,519	(138)	89,381
Net (income) loss attributable to non-controlling interests	(365)	—	(4,769)	151	—	(4,983)	138	(4,845)
Net income (loss) attributable to Starwood Property Trust, Inc.	$110,906	$(6,392)	$6,563	$39,314	$(65,855)	$84,536	$—	$84,536

The table below presents our results of operations for the three months ended September 30, 2017 by business segment (amounts in thousands):

	Commercial and
	Residential		Investing
	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$134,149	$—	$4,450	$—	$138,599	$—	$138,599
Interest income from investment securities	11,540	—	31,740	—	43,280	(30,829)	12,451
Servicing fees	142	—	23,093	—	23,235	(8,393)	14,842
Rental income	—	47,663	12,490	—	60,153	—	60,153
Other revenues	181	164	441	—	786	(64)	722
Total revenues	146,012	47,827	72,214	—	266,053	(39,286)	226,767
Costs and expenses:
Management fees	482	—	18	30,370	30,870	110	30,980
Interest expense	27,929	11,360	5,710	31,709	76,708	(277)	76,431
General and administrative	5,302	1,090	24,167	2,251	32,810	82	32,892
Acquisition and investment pursuit costs	807	245	(28)	—	1,024	—	1,024
Costs of rental operations	—	18,660	5,139	—	23,799	—	23,799
Depreciation and amortization	17	17,852	5,002	—	22,871	—	22,871
Loan loss allowance, net	(171)	—	—	—	(171)	—	(171)
Other expense	72	97	207	—	376	—	376
Total costs and expenses	34,438	49,304	40,215	64,330	188,287	(85)	188,202
Income (loss) before other income (loss), income taxes and non-controlling interests	111,574	(1,477)	31,999	(64,330)	77,766	(39,201)	38,565
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	56,177	56,177
Change in fair value of servicing rights	—	—	(5,652)	—	(5,652)	785	(4,867)
Change in fair value of investment securities, net	276	—	13,962	—	14,238	(14,635)	(397)
Change in fair value of mortgage loans held-for-sale, net	(397)	—	19,882	—	19,485	—	19,485
Earnings (loss) from unconsolidated entities	848	(33,731)	30,225	—	(2,658)	(2,031)	(4,689)
Gain on sale of investments and other assets, net	—	—	11,877	—	11,877	—	11,877
Loss on derivative financial instruments, net	(10,813)	(11,276)	(2,135)	—	(24,224)	—	(24,224)
Foreign currency gain (loss), net	10,657	(1)	4	—	10,660	—	10,660
Other income, net	—	—	28	—	28	—	28
Total other income (loss)	571	(45,008)	68,191	—	23,754	40,296	64,050
Income (loss) before income taxes	112,145	(46,485)	100,190	(64,330)	101,520	1,095	102,615
Income tax benefit (provision )	11	—	(9,827)	—	(9,816)	—	(9,816)
Net income (loss)	112,156	(46,485)	90,363	(64,330)	91,704	1,095	92,799
Net income attributable to non-controlling interests	(357)	—	(2,919)	—	(3,276)	(1,095)	(4,371)
Net income (loss) attributable to Starwood Property Trust, Inc.	$111,799	$(46,485)	$87,444	$(64,330)	$88,428	$—	$88,428

The table below presents our results of operations for the nine months ended September 30, 2018 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$431,153	$3,053	$—	$9,619	$—	$443,825	$—	$443,825
Interest income from investment securities	33,689	107	—	99,348	—	133,144	(95,577)	37,567
Servicing fees	313	—	—	92,221	—	92,534	(21,328)	71,206
Rental income	—	—	217,178	43,955	—	261,133	—	261,133
Other revenues	683	44	351	973	227	2,278	(147)	2,131
Total revenues	465,838	3,204	217,529	246,116	227	932,914	(117,052)	815,862
Costs and expenses:
Management fees	1,396	—	—	54	82,895	84,345	310	84,655
Interest expense	110,169	2,258	55,397	18,298	96,132	282,254	(821)	281,433
General and administrative	19,962	537	5,510	64,006	8,602	98,617	256	98,873
Acquisition and investment pursuit costs	2,253	6,725	(46)	(467)	—	8,465	—	8,465
Costs of rental operations	—	—	72,531	20,250	—	92,781	—	92,781
Depreciation and amortization	50	—	86,655	16,482	—	103,187	—	103,187
Loan loss allowance, net	27,726	—	—	—	—	27,726	—	27,726
Other expense	230	—	—	447	—	677	—	677
Total costs and expenses	161,786	9,520	220,047	119,070	187,629	698,052	(255)	697,797
Income (loss) before other income (loss), income taxes and non-controlling interests	304,052	(6,316)	(2,518)	127,046	(187,402)	234,862	(116,797)	118,065
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	129,888	129,888
Change in fair value of servicing rights	—	—	—	(14,417)	—	(14,417)	5,426	(8,991)
Change in fair value of investment securities, net	16	—	—	24,123	—	24,139	(16,285)	7,854
Change in fair value of mortgage loans held-for-sale, net	(165)	—	—	26,738	—	26,573	—	26,573
Earnings from unconsolidated entities	3,761	—	1,406	2,916	—	8,083	(1,450)	6,633
Gain on sale of investments and other assets, net	461	—	6,883	18,215	—	25,559	—	25,559
Gain (loss) on derivative financial instruments, net	15,927	455	27,734	7,720	(24,338)	27,498	—	27,498
Foreign currency loss, net	(3,260)	(531)	—	(2)	—	(3,793)	—	(3,793)
Loss on extinguishment of debt	(730)	—	—	(186)	(1,810)	(2,726)	—	(2,726)
Other income (loss), net	42	—	508	(1,365)	—	(815)	—	(815)
Total other income (loss)	16,052	(76)	36,531	63,742	(26,148)	90,101	117,579	207,680
Income (loss) before income taxes	320,104	(6,392)	34,013	190,788	(213,550)	324,963	782	325,745
Income tax provision	(2,981)	—	(1,997)	(9,502)	—	(14,480)	—	(14,480)
Net income (loss)	317,123	(6,392)	32,016	181,286	(213,550)	310,483	782	311,265
Net income attributable to non-controlling interests	(1,087)	—	(11,906)	(3,792)	—	(16,785)	(782)	(17,567)
Net income (loss) attributable to Starwood Property Trust, Inc.	$316,036	$(6,392)	$20,110	$177,494	$(213,550)	$293,698	$—	$293,698

The table below presents our results of operations for the nine months ended September 30, 2017 by business segment (amounts in thousands):

	Commercial and
	Residential		Investing
	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$360,188	$—	$10,906	$—	$371,094	$—	$371,094
Interest income from investment securities	35,870	—	104,768	—	140,638	(100,593)	40,045
Servicing fees	568	—	86,837	—	87,405	(39,833)	47,572
Rental income	—	138,795	37,366	—	176,161	—	176,161
Other revenues	553	430	1,450	—	2,433	(249)	2,184
Total revenues	397,179	139,225	241,327	—	777,731	(140,675)	637,056
Costs and expenses:
Management fees	1,405	—	54	78,328	79,787	210	79,997
Interest expense	72,372	32,466	14,924	94,667	214,429	(821)	213,608
General and administrative	14,872	3,471	69,536	7,719	95,598	243	95,841
Acquisition and investment pursuit costs	1,707	516	9	—	2,232	—	2,232
Costs of rental operations	—	51,843	15,858	—	67,701	—	67,701
Depreciation and amortization	50	52,288	14,793	—	67,131	—	67,131
Loan loss allowance, net	(3,170)	—	—	—	(3,170)	—	(3,170)
Other expense	72	63	1,141	—	1,276	—	1,276
Total costs and expenses	87,308	140,647	116,315	180,714	524,984	(368)	524,616
Income (loss) before other income (loss), income taxes and non-controlling interests	309,871	(1,422)	125,012	(180,714)	252,747	(140,307)	112,440
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	203,108	203,108
Change in fair value of servicing rights	—	—	(28,956)	—	(28,956)	7,655	(21,301)
Change in fair value of investment securities, net	299	—	45,263	—	45,562	(49,623)	(4,061)
Change in fair value of mortgage loans held-for-sale, net	(549)	—	46,033	—	45,484	—	45,484
Earnings (loss) from unconsolidated entities	2,548	(28,782)	67,134	—	40,900	(13,137)	27,763
(Loss) gain on sale of investments and other assets, net	(59)	77	16,986	—	17,004	—	17,004
Loss on derivative financial instruments, net	(30,274)	(32,268)	(3,617)	—	(66,159)	—	(66,159)
Foreign currency gain, net	28,402	16	16	—	28,434	—	28,434
OTTI	(109)	—	—	—	(109)	—	(109)
Loss on extinguishment of debt	—	—	—	(5,916)	(5,916)	—	(5,916)
Other income, net	—	—	1,097	—	1,097	(613)	484
Total other income (loss)	258	(60,957)	143,956	(5,916)	77,341	147,390	224,731
Income (loss) before income taxes	310,129	(62,379)	268,968	(186,630)	330,088	7,083	337,171
Income tax provision	(331)	—	(17,954)	—	(18,285)	—	(18,285)
Net income (loss)	309,798	(62,379)	251,014	(186,630)	311,803	7,083	318,886
Net income attributable to non-controlling interests	(1,064)	—	(2,573)	—	(3,637)	(7,083)	(10,720)
Net income (loss) attributable to Starwood Property Trust, Inc.	$308,734	$(62,379)	$248,441	$(186,630)	$308,166	$—	$308,166

The table below presents our condensed consolidated balance sheet as of September 30, 2018 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$15,217	$8	$23,496	$44,771	$180,946	$264,438	$1,319	$265,757
Restricted cash	34,325	28,222	18,239	14,508	28,970	124,264	—	124,264
Loans held-for-investment, net	7,004,938	1,492,276	—	3,460	—	8,500,674	—	8,500,674
Loans held-for-sale	719,781	320,270	—	286,786	—	1,326,837	—	1,326,837
Loans transferred as secured borrowings	74,281	—	—	—	—	74,281	—	74,281
Investment securities	718,262	65,060	—	1,027,554	—	1,810,876	(1,047,426)	763,450
Properties, net	—	—	2,620,220	268,517	—	2,888,737	—	2,888,737
Properties held-for-sale	—	—	31,928	20,374	—	52,302	—	52,302
Intangible assets	—	—	96,348	80,420	—	176,768	(22,820)	153,948
Investment in unconsolidated entities	34,334	—	112,110	43,804	—	190,248	(21,460)	168,788
Goodwill	—	115,988	—	140,437	—	256,425	—	256,425
Derivative assets	15,232	481	41,461	2,633	—	59,807	—	59,807
Accrued interest receivable	42,080	6,356	269	1,090	3,243	53,038	(127)	52,911
Other assets	38,604	8,398	99,412	49,882	2,399	198,695	(7)	198,688
VIE assets, at fair value	—	—	—	—	—	—	48,034,610	48,034,610
Total Assets	$8,697,054	$2,037,059	$3,043,483	$1,984,236	$215,558	$15,977,390	$46,944,089	$62,921,479
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$23,681	$10,889	$71,253	$80,353	$28,600	$214,776	$126	$214,902
Related-party payable	—	—	—	74	25,212	25,286	—	25,286
Dividends payable	—	—	—	—	132,549	132,549	—	132,549
Derivative liabilities	3,015	381	2,276	251	29,463	35,386	—	35,386
Secured financing agreements, net	4,117,051	1,507,073	1,929,596	759,012	297,655	8,610,387	(23,700)	8,586,687
Unsecured senior notes, net	—	—	—	—	2,024,570	2,024,570	—	2,024,570
Secured borrowings on transferred loans, net	74,148	—	—	—	—	74,148	—	74,148
VIE liabilities, at fair value	—	—	—	—	—	—	46,945,674	46,945,674
Total Liabilities	4,217,895	1,518,343	2,003,125	839,690	2,538,049	11,117,102	46,922,100	58,039,202
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	2,793	2,793	—	2,793
Additional paid-in capital	1,481,943	525,108	809,734	270,045	1,876,231	4,963,061	—	4,963,061
Treasury stock	—	—	—	—	(104,194)	(104,194)	—	(104,194)
Accumulated other comprehensive income (loss)	60,811	—	7,171	(62)	—	67,920	—	67,920
Retained earnings (accumulated deficit)	2,926,015	(6,392)	5,775	863,580	(4,097,321)	(308,343)	—	(308,343)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,468,769	518,716	822,680	1,133,563	(2,322,491)	4,621,237	—	4,621,237
Non-controlling interests in consolidated subsidiaries	10,390	—	217,678	10,983	—	239,051	21,989	261,040
Total Equity	4,479,159	518,716	1,040,358	1,144,546	(2,322,491)	4,860,288	21,989	4,882,277
Total Liabilities and Equity	$8,697,054	$2,037,059	$3,043,483	$1,984,236	$215,558	$15,977,390	$46,944,089	$62,921,479

The table below presents our condensed consolidated balance sheet as of December 31, 2017 by business segment (amounts in thousands):

	Commercial and
	Residential		Investing
	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$14,580	$10,388	$39,446	$299,308	$363,722	$5,726	$369,448
Restricted cash	21,555	12,491	10,289	4,490	48,825	—	48,825
Loans held-for-investment, net	6,558,699	—	3,796	—	6,562,495	—	6,562,495
Loans held-for-sale	613,287	—	132,456	—	745,743	—	745,743
Loans transferred as secured borrowings	74,403	—	—	—	74,403	—	74,403
Investment securities	694,012	—	1,024,143	—	1,718,155	(999,952)	718,203
Properties, net	—	2,364,806	282,675	—	2,647,481	—	2,647,481
Intangible assets	—	116,081	95,257	—	211,338	(28,246)	183,092
Investment in unconsolidated entities	45,028	110,704	50,759	—	206,491	(20,988)	185,503
Goodwill	—	—	140,437	—	140,437	—	140,437
Derivative assets	6,487	26,775	636	—	33,898	—	33,898
Accrued interest receivable	46,650	68	243	786	47,747	—	47,747
Other assets	5,648	71,929	59,676	3,755	141,008	(2,868)	138,140
VIE assets, at fair value	—	—	—	—	—	51,045,874	51,045,874
Total Assets	$8,080,349	$2,713,242	$1,839,813	$308,339	$12,941,743	$49,999,546	$62,941,289
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$23,054	$62,890	$74,426	$23,536	$183,906	$1,211	$185,117
Related-party payable	20	—	31	42,318	42,369	—	42,369
Dividends payable	—	—	—	125,916	125,916	—	125,916
Derivative liabilities	20,386	13,063	85	2,666	36,200	—	36,200
Secured financing agreements, net	3,466,487	1,621,885	411,526	296,858	5,796,756	(23,700)	5,773,056
Unsecured senior notes, net	—	—	—	2,125,235	2,125,235	—	2,125,235
Secured borrowings on transferred loans	74,185	—	—	—	74,185	—	74,185
VIE liabilities, at fair value	—	—	—	—	—	50,000,010	50,000,010
Total Liabilities	3,584,132	1,697,838	486,068	2,616,529	8,384,567	49,977,521	58,362,088
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	2,660	2,660	—	2,660
Additional paid-in capital	1,818,559	957,329	659,062	1,280,296	4,715,246	—	4,715,246
Treasury stock	—	—	—	(92,104)	(92,104)	—	(92,104)
Accumulated other comprehensive income (loss)	57,914	12,076	(66)	—	69,924	—	69,924
Retained earnings (accumulated deficit)	2,609,050	(14,335)	687,015	(3,499,042)	(217,312)	—	(217,312)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,485,523	955,070	1,346,011	(2,308,190)	4,478,414	—	4,478,414
Non-controlling interests in consolidated subsidiaries	10,694	60,334	7,734	—	78,762	22,025	100,787
Total Equity	4,496,217	1,015,404	1,353,745	(2,308,190)	4,557,176	22,025	4,579,201
Total Liabilities and Equity	$8,080,349	$2,713,242	$1,839,813	$308,339	$12,941,743	$49,999,546	$62,941,289

23. Subsequent Events

Our significant events subsequent to September 30, 2018 were as follows:

Infrastructure Lending Segment

On October 3, 2018, we paid down $62.5 million of the outstanding balance on the Infrastructure Lending Facility. Refer to Note 9 for further discussion.

On October 15, 2018, we acquired two additional senior secured project finance loans from GE Capital in connection with the Infrastructure Lending Segment acquisition for a gross purchase price of $147.1 million and utilized $120.4 million of available financing from the Infrastructure Lending Facility to fund the acquisition.

2019 Convertible Notes

Subsequent to September 30, 2018, an additional $27.9 million of 2019 Note redemptions were settled through the issuance of 1.2 million shares and cash payments totaling $4.7 million. Refer to Note 10 for further discussion.

Dividend Declaration

On November 9, 2018, our board of directors declared a dividend of $0.48 per share for the fourth quarter of 2018, which is payable on January 15, 2019 to common stockholders of record as of December 31, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the information included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (our “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements.  See “Special Note Regarding Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q.

Overview

Starwood Property Trust, Inc. (“STWD” and, together with its subsidiaries, “we” or the “Company”) is a Maryland corporation that commenced operations in August 2009, upon the completion of our initial public offering. We are focused primarily on originating, acquiring, financing and managing commercial mortgage loans and other commercial real estate debt investments, commercial mortgage-backed securities (“CMBS”), and other commercial real estate investments in both the U.S. and Europe. We refer to the following as our target assets: commercial real estate mortgage loans, preferred equity interests, CMBS and other commercial real estate-related debt investments. Our target assets may also include residential mortgage-backed securities (“RMBS”), certain residential mortgage loans, distressed or non-performing commercial loans, infrastructure debt investments, commercial properties subject to net leases and equity interests in commercial real estate. As market conditions change over time, we may adjust our strategy to take advantage of changes in interest rates and credit spreads as well as economic and credit conditions.

We have four reportable business segments as of September 30, 2018:

•

Real estate commercial and residential lending (the “Commercial and Residential Lending Segment,” formerly known as “Real estate lending”)—engages primarily in originating, acquiring, financing and managing commercial and residential first mortgages, subordinated mortgages, mezzanine loans, preferred equity, CMBS, RMBS and other real estate and real estate-related debt investments in both the U.S. and Europe.

•	Infrastructure lending (the “Infrastructure Lending Segment”)—engages primarily in originating, acquiring, financing and managing infrastructure debt investments.

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

Our segments exclude the consolidation of securitization variable interest entities (“VIEs”).

Refer to Note 1 of our condensed consolidated financial statements included herein (the “Condensed Consolidated Financial Statements”) for further discussion of our business and organization.

Developments During the Third Quarter of 2018

Infrastructure Lending Segment Acquisition

On September 19, 2018, we acquired the project finance origination, underwriting and capital markets business of GE Capital Global Holdings, LLC (“GE Capital”) for approximately $2.0 billion (the “Infrastructure Lending Segment”).  The business includes $1.9 billion of funded senior secured project finance loans and investment securities and $466.3 million of unfunded lending commitments (the “Infrastructure Lending Portfolio”) which are secured primarily by natural gas and renewable power facilities. The Infrastructure Lending Portfolio is 97% floating rate with 74% of the collateral located in the U.S., 11% in Mexico, 6% in the United Kingdom and the remaining collateral dispersed through the Middle East, Ireland, Australia, Canada and Spain.  The loans are predominantly denominated in USD and backed by long term power purchase agreements primarily with investment grade counterparties. The Company hired a team of professionals from GE Capital’s project finance division in connection with the acquisition to manage and expand the Infrastructure Lending Portfolio. We utilized $1.5 billion in new financing in order to fund the acquisition.

Other Developments

•	The Commercial and Residential Lending Segment originated or acquired $1.1 billion of commercial loans and CMBS during the quarter, including the following:

o

$385.0 million mezzanine loan on a 2,900-room resort in Nassau, Bahamas, which we fully funded at acquisition and subsequently sold a $142.5 million subordinate interest through a single-asset securitization.

o	$239.3 million first mortgage and mezzanine loan for the acquisition of a nine-property office portfolio located in Manhattan’s Upper West Side, which we fully funded.

o

$157.0 million first mortgage and mezzanine loan for the refinancing of a loan originated by the Company in 2013 on an 18-property media campus located in Burbank, California, of which we funded $127.0 million.

o	$130.0 million first mortgage loan for the acquisition of a 362-room resort located in St. Petersburg, Florida, of which we funded $125.0 million.

•	Funded $155.7 million of previously originated loan commitments.

•	Received gross proceeds of $393.3 million (net proceeds of $256.8 million) from maturities and principal repayments on loans held-for-investment, single-borrower CMBS and preferred equity interests.

•	Received proceeds of $321.3 million from single-asset securitizations of commercial loans, net of retained interests.

•	Received proceeds of $389.0 million, including retained RMBS of $45.1 million, from the securitization of $374.1 million residential mortgage loans.

•

Acquired the final property of the 27 affordable housing communities comprising our Woodstar II Portfolio for $33.4 million, including contingent consideration of $2.5 million. Refer to the “Developments During the Nine Months Ended September 30, 2018” section below for further discussion.

•	Originated commercial conduit loans of $356.5 million. Separately, received proceeds of $372.3 million from sales of previously originated commercial conduit loans.

•	Obtained 11 new special servicing assignments for CMBS trusts with a total unpaid principal balance of $5.5 billion.

•	Sold commercial real estate for total gross proceeds of $8.7 million and recognized net gains of $1.4 million.

•

Settled $235.5 million of redemption notices received on our 4.00% Convertible Senior Notes due 2019 (the “2019 Notes”) through the issuance of 11.2 million shares and cash payments of $20.8 million, recognizing a loss on extinguishment of debt of $1.8 million.

Developments During the Nine Months Ended September 30, 2018

Infrastructure Lending Segment Acquisition

On September 19, 2018, we acquired the project finance debt business of GE Capital for approximately $2.0 billion.  Refer to the “Developments During the Third Quarter of 2018” section above for further discussion.

Woodstar II Portfolio Acquisition

During the nine months ended September 30, 2018, we acquired the final 19 properties of the 27 affordable housing communities comprising our “Woodstar II Portfolio”. These properties comprise 4,369 units and were acquired for $438.1 million, including contingent consideration of $29.2 million. Government sponsored mortgage debt of $27.0 million with weighted average fixed annual interest rates of 3.06% and remaining weighted average terms of 27.5 years were assumed at closing.  We financed these acquisitions utilizing new 10-year mortgage debt totaling $300.9 million with weighted average fixed annual interest rates of 3.82%. The Woodstar II Portfolio is comprised of 6,109 units concentrated primarily in Central and South Florida and is 99% occupied.

Other Developments

•	The Commercial and Residential Lending Segment originated or acquired $4.3 billion of commercial loans during the period, including the following:

o

$385.0 million mezzanine loan on a 2,900-room resort in Nassau, Bahamas, which we fully funded at acquisition and subsequently sold a $142.5 million subordinate interest through a single-asset securitization.

o

$375.0 million first mortgage and mezzanine loan on a 10-property hotel portfolio located in California, Colorado, and Florida, of which we funded $375.0 million, sold the most subordinated $50.0 million position in the mezzanine loan and securitized the $225.0 million first mortgage, of which we retained $46.2 million.

o	$277.0 million first mortgage and mezzanine loan for the development of a 66-story condominium tower located in Queens, New York, of which we funded $55.0 million.

o	$239.3 million first mortgage and mezzanine loan for the acquisition of a nine-property office portfolio located in Manhattan’s Upper West Side, which we fully funded.

o	$214.0 million first mortgage and mezzanine loan for the acquisition of a 1.2 million square foot Class A office tower located in Houston, Texas, of which we funded $117.5 million.

o	$213.7 million first mortgage bridge loan on a downtown Los Angeles department store to be converted into a mixed-use property, of which we funded $175.6 million.

•	Funded $404.5 million of previously originated loan commitments.

•	Received gross proceeds of $2.6 billion (net proceeds of $1.5 billion) from maturities and principal repayments on loans held-for-investment, single-borrower CMBS and preferred equity interests.

•	Received proceeds of $516.1 million from single-asset securitizations of commercial loans, net of retained interests.

•	Received proceeds of $15.1 million from a profit participation associated with a previously repaid loan, which was recognized as interest income.

•	Received proceeds of $389.0 million, including retained RMBS of $45.1 million, from the securitization of $374.1 million residential mortgage loans.

•	Originated or acquired commercial conduit loans of $981.9 million. Separately, received proceeds of $854.1 million from sales of previously originated commercial conduit loans.

•	Obtained 27 new special servicing assignments for CMBS trusts with a total unpaid principal balance of $16.2 billion, four of which are in the process of being transitioned to us.

•	Acquired CMBS for a purchase price of $90.4 million, net of non-controlling interests.

•	Acquired commercial real estate from CMBS trusts for a gross purchase price of $53.1 million.

•	Sold commercial real estate for total gross proceeds of $104.3 million and recognized net gains of $25.1 million.

•	Issued $500.0 million of 3.625% Senior Notes due 2021 (the “2021 February Notes”).

•	Repurchased 573,255 shares of common stock for a total cost of $12.1 million.

•

Settled $235.5 million of redemption notices received on our 4.00% Convertible Senior Notes due 2019 (the “2019 Notes”) through the issuance of 11.2 million shares and cash payments of $20.8 million, recognizing a loss on extinguishment of debt of $1.8 million.

Subsequent Events

Refer to Note 23 to the Condensed Consolidated Financial Statements for disclosure regarding significant transactions that occurred subsequent to September 30, 2018.

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

The following table compares our summarized results of operations for the three and nine months ended September 30, 2018 and 2017 by business segment (amounts in thousands):

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2018	2017	$ Change	2018	2017	$ Change
Revenues:
Commercial and Residential Lending Segment	$158,596	$146,012	$12,584	$465,838	$397,179	$68,659
Infrastructure Lending Segment	3,204	—	3,204	3,204	—	3,204
Property Segment	76,236	47,827	28,409	217,529	139,225	78,304
Investing and Servicing Segment	87,406	72,214	15,192	246,116	241,327	4,789
Corporate	89	—	89	227	—	227
Securitization VIEs	(39,812)	(39,286)	(526)	(117,052)	(140,675)	23,623
	285,719	226,767	58,952	815,862	637,056	178,806
Costs and expenses:
Commercial and Residential Lending Segment	52,154	34,438	17,716	161,786	87,308	74,478
Infrastructure Lending Segment	9,520	—	9,520	9,520	—	9,520
Property Segment	72,663	49,304	23,359	220,047	140,647	79,400
Investing and Servicing Segment	38,973	40,215	(1,242)	119,070	116,315	2,755
Corporate	59,165	64,330	(5,165)	187,629	180,714	6,915
Securitization VIEs	(79)	(85)	6	(255)	(368)	113
	232,396	188,202	44,194	697,797	524,616	173,181
Other income (loss):
Commercial and Residential Lending Segment	5,143	571	4,572	16,052	258	15,794
Infrastructure Lending Segment	(76)	—	(76)	(76)	—	(76)
Property Segment	7,884	(45,008)	52,892	36,531	(60,957)	97,488
Investing and Servicing Segment	(1,428)	68,191	(69,619)	63,742	143,956	(80,214)
Corporate	(6,779)	—	(6,779)	(26,148)	(5,916)	(20,232)
Securitization VIEs	39,595	40,296	(701)	117,579	147,390	(29,811)
	44,339	64,050	(19,711)	207,680	224,731	(17,051)
Income (loss) before income taxes:
Commercial and Residential Lending Segment	111,585	112,145	(560)	320,104	310,129	9,975
Infrastructure Lending Segment	(6,392)	—	(6,392)	(6,392)	—	(6,392)
Property Segment	11,457	(46,485)	57,942	34,013	(62,379)	96,392
Investing and Servicing Segment	47,005	100,190	(53,185)	190,788	268,968	(78,180)
Corporate	(65,855)	(64,330)	(1,525)	(213,550)	(186,630)	(26,920)
Securitization VIEs	(138)	1,095	(1,233)	782	7,083	(6,301)
	97,662	102,615	(4,953)	325,745	337,171	(11,426)
Income tax provision	(8,281)	(9,816)	1,535	(14,480)	(18,285)	3,805
Net income attributable to non-controlling interests	(4,845)	(4,371)	(474)	(17,567)	(10,720)	(6,847)
Net income attributable to Starwood Property Trust, Inc.	$84,536	$88,428	$(3,892)	$293,698	$308,166	$(14,468)

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Commercial and Residential Lending Segment and VIEs

Revenues

For the three months ended September 30, 2018, revenues of our Commercial and Residential Lending Segment increased $11.9 million to $157.9 million after consolidated VIE eliminations of $0.7 million, compared to $146.0 million for the three months ended September 30, 2017. This increase was primarily due to a $13.8 million increase in interest income from loans principally due to (i) increased LIBOR rates and (ii) higher average balances of both commercial loans and residential loans held-for-sale, partially offset by (iii) lower levels of prepayment related income and (iv) the compression of interest rate spreads in credit markets.  The increase in interest income from loans was partially offset by a $1.9 million decrease in interest income from investment securities due to lower average investment balances.

Costs and Expenses

For the three months ended September 30, 2018, costs and expenses of our Commercial and Residential Lending Segment increased $17.7 million to $52.1 million, compared to $34.4 million for the three months ended September 30, 2017. This increase was primarily due to a $15.4 million increase in interest expense associated with the various secured financing facilities used to fund a portion of our investment portfolio.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	September 30,
	2018	2017	Change
Interest income from loans	$147,913	$134,149	$13,764
Interest income from investment securities, net of consolidated VIE eliminations	9,630	11,540	(1,910)
Interest expense	(43,322)	(27,929)	(15,393)
Net interest income	$114,221	$117,760	$(3,539)

For the three months ended September 30, 2018, net interest income of our Commercial and Residential Lending Segment decreased $3.5 million to $114.2 million, compared to $117.7 million for the three months ended September 30, 2017.  This decrease reflects the net increase in interest income explained in the Revenues discussion above, which was more than offset by the increase in interest expense on our secured financing facilities primarily due to increased utilization of our available borrowing capacity and lower prepayment related income.

During the three months ended September 30, 2018 and 2017, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities were 7.3% and 7.4%, respectively. The decrease in the weighted average unlevered yield is primarily due to lower levels of prepayment related income and the compression of interest rate spreads in credit markets, partially offset by increases in LIBOR.

During the three months ended September 30, 2018 and 2017, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 4.4% and 3.9%, respectively, and 4.3% and 3.9%, respectively, excluding the impact of bridge financing. The increases in borrowing rates primarily reflect increases in LIBOR, partially offset by the compression of interest rate spreads in credit markets.

Other Income

For the three months ended September 30, 2018, other income of our Commercial and Residential Lending Segment increased $5.2 million to $5.8 million, including additive net VIE eliminations of $0.7 million, compared to $0.6 million for the three months ended September 30, 2017.  The increase was primarily due to an $18.1 million favorable change in gain (loss) on derivatives, partially offset by a $14.2 million unfavorable change in foreign currency gain (loss).  The favorable change from derivatives reflects favorable changes of $15.4 million on foreign currency hedges and $2.7 million on interest rate swaps.  The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and CMBS investments.  The favorable change on the foreign currency hedges and the unfavorable change on the foreign currency gain (loss) reflect the overall strengthening of the U.S. dollar against the pound sterling (“GBP”) in the third quarter of 2018 versus a weakening of the U.S. dollar in the third quarter of 2017.  The interest rate swaps are used primarily to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments.

Infrastructure Lending Segment

The Infrastructure Lending Segment was acquired on September 19, 2018 (see Note 3 to the Condensed Consolidated Financial Statements).  Accordingly, the following discussion reflects its results for the last 12 days of our 2018 third quarter and includes no comparison to our 2017 third quarter.

Revenues

Revenues of our Infrastructure Lending Segment were $3.2 million, including $3.1 million from loans and $0.1 million from investment securities.

Costs and Expenses

Costs and expenses of our Infrastructure Lending Segment were $9.5 million, consisting of $6.7 million of acquisition costs, $2.3 million of interest expense on the debt facility used to finance a portion of the acquisition price and $0.5 million of general and administrative expenses.  Acquisition costs include a $3.0 million commitment fee related to an unused bridge financing facility and legal and due diligence costs of $3.7 million.

Net Interest Income (amounts in thousands)

For the Three Months Ended
September 30, 2018
Interest income from loans	$3,053
Interest income from investment securities, net of consolidated VIE eliminations	107
Interest expense	(2,258)
Net interest income	$902

Interest income from infrastructure loans and investment securities and interest expense on the term loan reflect primarily variable LIBOR based rates.  During the period from the acquisition date through September 30, 2018, the weighted average unlevered yield on the Infrastructure Lending Segment’s loans and investment securities held-for-investment was 5.3% while the weighted average unlevered yield on its loans held-for-sale was 3.5%.  The weighted average secured borrowing rate on its debt facility, including amortization of deferred financing fees, was 4.5%.

Other Loss

Other loss of our Infrastructure Lending Segment was $0.1 million, consisting of $0.5 million in foreign currency loss on principally GBP and Euro denominated loans, partially offset by a $0.4 million gain on foreign currency hedges.

Property Segment

Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
		Costs and	Gain (loss) on derivative		Income (loss) before
	Revenues	expenses	financial instruments	Other income (loss)	income taxes
Master Lease Portfolio	$10,783	$7,684	$1,665	$1	$4,765
Medical Office Portfolio	(471)	66	3,691	1	3,155
Ireland Portfolio	1,260	(83)	11,815	(1)	13,157
Woodstar I Portfolio	828	(2,240)	—	—	3,068
Woodstar II Portfolio	16,009	17,475	—	—	(1,466)
Investment in unconsolidated entities	—	—	—	35,720	35,720
Other/Corporate	—	457	—	—	(457)
Total	$28,409	$23,359	$17,171	$35,721	$57,942

See Note 6 to the Condensed Consolidated Financial Statements for a description of the above-referenced Property Segment portfolios.

Revenues

For the three months ended September 30, 2018, revenues of our Property Segment increased $28.4 million to $76.2 million, compared to $47.8 million for the three months ended September 30, 2017.  The increase in revenues in the third quarter of 2018 was primarily due to the full period inclusion of rental income from the Master Lease Portfolio, which was acquired in September 2017, and the Woodstar II Portfolio, which was acquired over a period between December 2017 and March 2018.

Costs and Expenses

For the three months ended September 30, 2018, costs and expenses of our Property Segment increased $23.4 million to $72.7 million, compared to $49.3 million for the three months ended September 30, 2017. The increase in costs and expenses reflects increases of $10.6 million in depreciation and amortization, $4.4 million in other rental related costs and $8.1 million in interest expense, all primarily due to the full period inclusion of the Master Lease Portfolio and Woodstar II Portfolio, both of which were acquired after August 2017.

Other Income (Loss)

For the three months ended September 30, 2018, other income of our Property Segment increased $52.9 million to $7.9 million, compared to a loss of $45.0 million for the three months ended September 30, 2017. The increase in other income was primarily due to (i) a $35.7 million favorable change in earnings (loss) from unconsolidated entities and (ii) a $17.2 million favorable change in gain (loss) on derivatives.  The $35.7 million favorable change in earnings (loss) from unconsolidated entities principally reflects the recognition in the 2017 third quarter of $33.7 million of unfavorable changes in fair value of our equity investment in four regional shopping malls (the “Retail Fund”), which is an investment company that measures its assets at fair value.   The $17.2 million favorable change in gain (loss) on derivatives reflects an $11.7 million favorable change on foreign exchange contracts which economically hedge our Euro currency exposure with respect to the Ireland Portfolio and a $5.5 million favorable change on interest rate swaps which primarily hedge the variable interest rate risk on borrowings secured by our Medical Office Portfolio.

Investing and Servicing Segment and VIEs

Revenues

For the three months ended September 30, 2018, revenues of our Investing and Servicing Segment increased $15.4 million to $48.3 million after consolidated VIE eliminations of $39.1 million, compared to $32.9 million after consolidated VIE eliminations of $39.3 million for the three months ended September 30, 2017. The VIE eliminations are merely a function of the number of CMBS trusts consolidated in any given period, and as such, are not a meaningful indicator of the operating results for this segment.  The increase in revenues in the third quarter of 2018 was primarily due to increases of $13.0 million in servicing fees and $2.6 million in rental income on our REIS Equity Portfolio (see Note 3 to the Condensed Consolidated Financial Statements).  There was also a $0.8 million increase in CMBS interest income which reflects a $1.9 million increase in VIE eliminations related to the CMBS trusts we consolidate.  Excluding the effect of these eliminations, CMBS interest income increased by $2.7 million.

Costs and Expenses

For the three months ended September 30, 2018, costs and expenses of our Investing and Servicing Segment decreased $1.2 million to $38.9 million, compared to $40.1 million for the three months ended September 30, 2017, inclusive of VIE eliminations which were nominal for both periods. The decrease in costs and expenses was primarily due to a $5.0 million decrease in general and administrative expenses primarily reflecting reduced compensation costs, partially offset by increases of $2.0 million in costs of rental operations associated with our REIS Equity Portfolio and $1.7 million in interest expense.

Other Income

For the three months ended September 30, 2018, other income of our Investing and Servicing Segment decreased $71.0 million to $37.5 million including additive net VIE eliminations of $38.9 million, from $108.5 million including additive net VIE eliminations of $40.3 million for the three months ended September 30, 2017.  The decrease in other income was primarily due to (i) a $28.1 million decrease in earnings from unconsolidated entities, (ii) a $23.6 million decrease in the change in value of net assets related to consolidated VIEs, (iii) a $17.3 million lesser increase in the fair value of our conduit loans held-for-sale and (iv) a $10.4 million decrease in gains on sales of operating properties, partially offset by (v) a $5.2 million favorable change in gain (loss) on derivatives which primarily hedge our interest rate risk on conduit loans and (vi) a $3.9 million lesser decrease in fair value of servicing rights primarily reflecting the expected reduction in amortization of this deteriorating asset net of increases in fair value due to the attainment of new servicing contracts.  The decrease in earnings from unconsolidated entities reflects $28.2 million of non-recurring income during the three months ended September 30, 2017 related to an unconsolidated investor entity which owns equity in an online real estate company.  The change in net assets related to consolidated VIEs reflects amounts associated with the Investing and Servicing Segment’s variable interests in CMBS trusts it consolidates, including special servicing fees, interest income, and changes in fair value of CMBS and servicing rights. As noted above, this number is merely a function of the number of CMBS trusts consolidated in any given period, and as such, is not a meaningful indicator of the operating results for this segment. Before VIE eliminations, there was a decrease in fair value of CMBS securities of $5.0 million and an increase of $14.0 million in the three months ended September 30, 2018 and 2017, respectively.

Income Tax Provision

Historically, our consolidated income tax provision principally relates to the taxable nature of the Investing and Servicing Segment’s loan servicing and loan conduit businesses which are housed in TRSs. For the three months ended September 30, 2018, we had a tax provision of $8.3 million compared to $9.8 million in the three months ended September 30, 2017. The $1.5 million decrease primarily reflects the effect of a lower statutory tax rate partially offset by an increase in the taxable income of our TRSs.

Corporate

Costs and Expenses

For the three months ended September 30, 2018, corporate expenses decreased $5.1 million to $59.2 million, compared to $64.3 million for the three months ended September 30, 2017. The decrease was primarily due to (i) a $4.4 million decrease in management fees and (ii) a $1.2 million decrease in interest expense principally on our unsecured senior notes.

Other Loss

For the three months ended September 30, 2018, corporate other loss was $6.8 million, representing a $5.0 million loss on interest rate swaps used to hedge a portion of our unsecured senior notes used to repay variable-rate secured financing and a loss on extinguishment of debt of $1.8 million relating to our 2019 Notes.  There was no corporate other income (loss) in the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Commercial and Residential Lending Segment and VIEs

Revenues

For the nine months ended September 30, 2018, revenues of our Commercial and Residential Lending Segment increased $67.9 million to $465.1 million after consolidated VIE eliminations of $0.7 million, compared to $397.2 million for the nine months ended September 30, 2017. This increase was primarily due to a $71.0 million increase in interest income from loans principally due to (i) increased LIBOR rates partially offset by the compression of interest rate spreads in credit markets, (ii) higher average balances of both commercial loans and residential loans held-for-sale and (iii) higher levels of prepayment related income.  The increase in interest income from loans was partially offset by a $2.9 million decrease in interest income from investment securities due to lower average investment balances.

Costs and Expenses

For the nine months ended September 30, 2018, costs and expenses of our Commercial and Residential Lending Segment increased $74.5 million to $161.8 million, compared to $87.3 million for the nine months ended September 30, 2017. This increase was primarily due to (i) a $37.8 million increase in interest expense associated with the various secured financing facilities used to fund a portion of our investment portfolio, (ii) a $30.9 million net increase in our loan loss allowance principally relating to impairment charges on certain commercial loans (see Note 4 to the Condensed Consolidated Financial Statements for details regarding these individual loan impairments) and (iii) a $5.1 million increase in general and administrative expenses.

Net Interest Income (amounts in thousands)

	For the Nine Months Ended
	September 30,
	2018	2017	Change
Interest income from loans	$431,153	$360,188	$70,965
Interest income from investment securities, net of consolidated VIE eliminations	32,999	35,870	(2,871)
Interest expense	(110,169)	(72,372)	(37,797)
Net interest income	$353,983	$323,686	$30,297

For the nine months ended September 30, 2018, net interest income of our Commercial and Residential Lending Segment increased $30.3 million to $354.0 million, compared to $323.7 million for the nine months ended September 30, 2017.  This increase reflects the net increase in interest income explained in the Revenues discussion above, partially offset by the increase in interest expense on our secured financing facilities.

During the nine months ended September 30, 2018 and 2017, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities were 7.6% and 7.4%, respectively. The increase in the weighted average unlevered yield is primarily due to increases in LIBOR and higher levels of prepayment related income, partially offset by the compression of interest rate spreads in credit markets.

During the nine months ended September 30, 2018 and 2017, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 4.3% and 3.8%, respectively, and 4.2% and 3.7%, respectively, excluding the impact of bridge financing. The increases in borrowing rates primarily reflect increases in LIBOR, partially offset by the compression of interest rate spreads in credit markets.

Other Income (Loss)

For the nine months ended September 30, 2018, other income of our Commercial and Residential Lending Segment increased $16.4 million to $16.7 million, including additive net VIE eliminations of $0.7 million, compared to $0.3 million for the nine months ended September 30, 2017.  The increase was primarily due to a $46.2 million favorable change in gain (loss) on derivatives, partially offset by a $31.7 million unfavorable change in foreign currency gain (loss).  The favorable change from derivatives reflects favorable changes of $35.3 million on foreign currency hedges and $10.9 million on interest rate swaps.  The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and CMBS investments.  The favorable change on the foreign currency hedges and the unfavorable change in foreign currency gain (loss) reflect an overall strengthening of the U.S. dollar against the pound sterling (“GBP”) in the first nine months of 2018 versus a weakening of the U.S. dollar in the first nine months of 2017.  The interest rate swaps are used primarily to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments.

Infrastructure Lending Segment

Refer to the three-month discussion above for information regarding the Infrastructure Lending Segment’s results for the 12-day period following its acquisition on September 19, 2018.

Property Segment

Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
		Costs and	Gain (loss) on derivative		Income (loss) before
	Revenues	expenses	financial instruments	Other income (loss)	income taxes
Master Lease Portfolio	$34,516	$24,293	$2,354	$6,883	$19,460
Medical Office Portfolio	(670)	1,407	21,154	490	19,567
Ireland Portfolio	3,995	1,656	36,494	(93)	38,740
Woodstar I Portfolio	1,623	(181)	—	—	1,804
Woodstar II Portfolio	38,840	50,486	—	18	(11,628)
Investment in unconsolidated entities	—	—	—	30,188	30,188
Other/Corporate	—	1,739	—	—	(1,739)
Total	$78,304	$79,400	$60,002	$37,486	$96,392

Revenues

For the nine months ended September 30, 2018, revenues of our Property Segment increased $78.3 million to $217.5 million, compared to $139.2 million for the nine months ended September 30, 2017.  The increase in revenues for the nine months ended September 30, 2018 was primarily due to the full period inclusion of rental income from the Master Lease Portfolio and the Woodstar II Portfolio, which were both acquired after August 2017.

Costs and Expenses

For the nine months ended September 30, 2018, costs and expenses of our Property Segment increased $79.4 million to $220.0 million, compared to $140.6 million for the nine months ended September 30, 2017. The increase in costs and expenses reflects increases of $34.4 million in depreciation and amortization, $20.7 million in other rental related costs and $22.9 million in interest expense, all primarily due to the full period inclusion of the Master Lease Portfolio and Woodstar II Portfolio, both of which were acquired after August 2017.

Other Income (Loss)

For the nine months ended September 30, 2018, other income of our Property Segment increased $97.5 million to $36.5 million, compared to a loss of $61.0 million for the nine months ended September 30, 2017. The increase in other income was primarily due to (i) a $60.0 million favorable change in gain (loss) on derivatives, (ii) a $30.2 million favorable change in earnings (loss) from unconsolidated entities and (iii) a $6.8 million net gain on sale of three properties in the Master Lease Portfolio. The $60.0 million favorable change in gain (loss) on derivatives reflects a $36.3 million favorable change on foreign exchange contracts which economically hedge our Euro currency exposure with respect to the Ireland Portfolio and a $23.7 million favorable change on interest rate swaps which primarily hedge the variable interest rate risk on borrowings secured by our Medical Office Portfolio.  The $30.2 million favorable change in earnings (loss) from unconsolidated entities principally reflects the recognition during the 2017 third quarter of $33.7 million of unfavorable changes in fair value of our equity investment in the Retail Fund.

Investing and Servicing Segment and VIEs

Revenues

For the nine months ended September 30, 2018, revenues of our Investing and Servicing Segment increased $29.1 million to $129.7 million after consolidated VIE eliminations of $116.4 million, compared to $100.6 million after consolidated VIE eliminations of $140.7 million for the nine months ended September 30, 2017. The VIE eliminations are merely a function of the number of CMBS trusts consolidated in any given period, and as such, are not a meaningful indicator of the operating results for this segment.  The increase in revenues in the nine months of 2018 was primarily due to increases of $23.9 million in servicing fees and $6.6 million in rental income on our REIS Equity Portfolio.  The $23.9 million increase in servicing fees is primarily due to higher default interest collections and loan modification fees.  There was also a $0.3 million increase in CMBS interest income which reflects a $5.7 million decrease in VIE eliminations related to the CMBS trusts we consolidate.  Excluding the effect of these eliminations, CMBS interest income decreased by $5.4 million.

Costs and Expenses

For the nine months ended September 30, 2018, costs and expenses of our Investing and Servicing Segment increased $2.9 million to $118.8 million, compared to $115.9 million for the nine months ended September 30, 2017, inclusive of VIE eliminations which were nominal for both periods. The increase in costs and expenses was primarily due to increases of $4.4 million in costs of rental operations associated with our REIS Equity Portfolio and $3.4 million in interest expense, partially offset by a $5.5 million decrease in general and administrative expense primarily reflecting reduced compensation costs.

Other Income

For the nine months ended September 30, 2018, other income of our Investing and Servicing Segment decreased $110.7 million to $180.6 million including additive net VIE eliminations of $116.9 million, from $291.3 million including additive net VIE eliminations of $147.4 million for the nine months ended September 30, 2017.  The decrease in other income was primarily due to (i) a $73.9 million decrease in the change in value of net assets related to consolidated VIEs, (ii) a $52.5 million decrease in earnings from unconsolidated entities and (iii) a $19.3 million lesser increase in the fair value of our conduit loans held-for-sale, partially offset by (iv) a $12.3 million lesser decrease in fair value of servicing rights reflecting the expected reduction in amortization of this deteriorating asset net of increases in fair value due to the attainment of new servicing contracts, (v) a $12.2 million increase in the change in fair value of CMBS and (vi) an $11.3 million favorable change in gain (loss) on derivatives which principally hedge our interest rate risk on conduit loans.  The change in net assets related to consolidated VIEs reflects amounts associated with the Investing and Servicing Segment’s variable interests in CMBS trusts it consolidates, including special servicing fees, interest income, and changes in fair value of CMBS and servicing rights. As noted above, this number is merely a function of the number of CMBS trusts consolidated in any given period, and as such, is not a meaningful indicator of the operating results for this segment. Before VIE eliminations, there was an increase in fair value of CMBS securities of $24.1 million and $45.3 million in the nine months ended September 30, 2018 and 2017, respectively.  The decrease in earnings from unconsolidated entities reflects $53.9 million of non-recurring income during the nine months ended September 30, 2017 related to an unconsolidated investor entity which owns equity in an online real estate company.

Income Tax Provision

Historically, our consolidated income tax provision principally relates to the taxable nature of the Investing and Servicing Segment’s loan servicing and loan conduit businesses which are housed in TRSs. For the nine months ended September 30, 2018, we had a tax provision of $14.5 million compared to $18.3 million in the nine months ended

September 30, 2017. The $3.8 million decrease primarily reflects the effect of a lower statutory tax rate partially offset by an increase in the taxable income of our TRSs.

Corporate

Costs and Expenses

For the nine months ended September 30, 2018, corporate expenses increased $6.9 million to $187.6 million, compared to $180.7 million for the nine months ended September 30, 2017. The increase was primarily due to (i) a $4.6 million increase in management fees and (ii) a $1.5 million increase in interest expense principally on our unsecured senior notes.

Other Loss

For the nine months ended September 30, 2018, corporate other loss increased $20.2 million to $26.1 million, compared to $5.9 million for the nine months ended September 30, 2017.  The increase in corporate other loss was due to a $24.3 million loss on interest rate swaps used to hedge a portion of our unsecured senior notes used to repay variable-rate secured financing, partially offset by a $4.1 million decrease in loss on extinguishment of debt.

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

The following table presents our diluted weighted average shares used in our GAAP EPS calculation reconciled to our diluted weighted average shares used in our Core EPS calculation (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Diluted weighted average shares - GAAP	265,456	262,437	288,130	262,055
Add: Unvested stock awards	2,447	1,807	2,210	1,558
Add: Woodstar II Class A Units	9,939	—	8,298	—
Less: Convertible Notes dilution	—	(2,313)	(25,675)	(2,284)
Diluted weighted average shares - Core	277,842	261,931	272,963	261,329

The definition of Core Earnings allows management to make adjustments, subject to the approval of a majority of our independent directors, in situations where such adjustments are considered appropriate in order for Core Earnings to be calculated in a manner consistent with its definition and objective. No adjustments to the definition of Core Earnings became effective during the nine months ended September 30, 2018.

As a reminder, in 2015, we adjusted the calculation of Core Earnings related to the equity component of our convertible notes.  We previously amortized the equity component of these instruments through interest expense for Core Earnings purposes, consistent with our GAAP treatment.  However, for Core Earnings purposes, the amount is not considered realized until the earlier of (a) the entire issuance of the notes has been extinguished; or (b) the equity portion has been fully amortized via repurchases of the notes. During the three months ended September 30, 2018, we extinguished a portion of our 2019 Notes, consisting of an unpaid principal balance of $235.5 million. The notes were extinguished with 11.2 million common shares and $20.8 million of cash, reflecting a premium to par of $30.5 million.  The proportionate share of the premium which was settled in cash was first used to fully amortize the remaining equity portion of the notes, with the remaining amount recognized as a loss on extinguishment of debt for Core Earnings purposes.  For the three months ended September 30, 2018, the loss totaled $2.5 million.  The corresponding GAAP loss was $1.8 million (refer to Note 10 to the Condensed Consolidated Financial Statements for further discussion).

In March 2018, our 2018 Notes matured and were fully repaid in cash.  The equity portion of the 2018 Notes had not been fully amortized.  As a result, we reflected $10.0 million as a positive adjustment to Core Earnings, representing the $28.1 million equity balance recognized upon issuance of the 2018 Notes, net of $18.1 million in adjustments related to cumulative repurchases through the maturity date.

The following table summarizes our quarterly Core Earnings per weighted average diluted share for the nine months ended September 30, 2018 and 2017:

	Core Earnings For the Three-Month Periods Ended
	March 31	June 30	September 30
2018	$0.58	$0.54	$0.53
2017	0.51	0.52	0.65

Core Earnings per weighted average diluted share for the nine months ended September 30, 2018 does not equal the sum of the individual quarters due to rounding and other computational factors.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

The following table presents our summarized results of operations and reconciliation to Core Earnings for the three months ended September 30, 2018, by business segment (amounts in thousands, except per share data):

	Commercial
	and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing
	Segment	Segment	Segment	Segment	Corporate	Total
Revenues	$158,596	$3,204	$76,236	$87,406	$89	$325,531
Costs and expenses	(52,154)	(9,520)	(72,663)	(38,973)	(59,165)	(232,475)
Other income (loss)	5,143	(76)	7,884	(1,428)	(6,779)	4,744
Income (loss) before income taxes	111,585	(6,392)	11,457	47,005	(65,855)	97,800
Income tax provision	(314)	—	(125)	(7,842)	—	(8,281)
(Income) loss attributable to non-controlling interests	(365)	—	(4,769)	151	—	(4,983)
Net income (loss) attributable to Starwood Property Trust, Inc.	110,906	(6,392)	6,563	39,314	(65,855)	84,536
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	4,769	—	—	4,769
Non-cash equity compensation expense	750	13	98	1,321	3,769	5,951
Management incentive fee	—	—	—	—	4,299	4,299
Acquisition and investment pursuit costs	45	3,770	(89)	(129)	—	3,597
Depreciation and amortization	17	—	28,780	5,456	—	34,253
Loan loss allowance, net	929	—	—	—	—	929
Interest income adjustment for securities	(137)	—	—	6,573	—	6,436
Extinguishment of debt, net	—	—	—	—	(922)	(922)
Other non-cash items	—	—	(632)	1,622	986	1,976
Reversal of GAAP unrealized (gains) / losses on:
Loans held-for-sale	(1,343)	—	—	(2,597)	—	(3,940)
Securities	(338)	—	—	4,966	—	4,628
Derivatives	(7,497)	(455)	(4,779)	(3,424)	5,248	(10,907)
Foreign currency	3,546	531	1	—	—	4,078
Earnings from unconsolidated entities	(514)	—	(1,988)	134	—	(2,368)
Recognition of Core realized gains / (losses) on:
Loans held-for-sale	3,558	—	—	4,415	—	7,973
Securities	100	—	—	1,673	—	1,773
Derivatives	6	—	(230)	1,048	—	824
Foreign currency	225	(8)	—	—	—	217
Earnings from unconsolidated entities	581	—	—	613	—	1,194
Sales of properties	—	—	—	(928)	—	(928)
Core Earnings (Loss)	$110,834	$(2,541)	$32,493	$60,057	$(52,475)	$148,368
Core Earnings (Loss) per Weighted Average Diluted Share	$0.40	$(0.01)	$0.12	$0.21	$(0.19)	$0.53

The following table presents our summarized results of operations and reconciliation to Core Earnings for the three months ended September 30, 2017, by business segment (amounts in thousands, except per share data):

	Commercial
	and
	Residential		Investing
	Lending	Property	and Servicing
	Segment	Segment	Segment	Corporate	Total
Revenues	$146,012	$47,827	$72,214	$—	$266,053
Costs and expenses	(34,438)	(49,304)	(40,215)	(64,330)	(188,287)
Other income (loss)	571	(45,008)	68,191	—	23,754
Income (loss) before income taxes	112,145	(46,485)	100,190	(64,330)	101,520
Income tax benefit (provision)	11	—	(9,827)	—	(9,816)
Income attributable to non-controlling interests	(357)	—	(2,919)	—	(3,276)
Net income (loss) attributable to Starwood Property Trust, Inc.	111,799	(46,485)	87,444	(64,330)	88,428
Add / (Deduct):
Non-cash equity compensation expense	783	33	1,015	3,379	5,210
Management incentive fee	—	—	—	10,378	10,378
Acquisition and investment pursuit costs	74	151	49	—	274
Depreciation and amortization	17	18,102	4,600	—	22,719
Loan loss allowance, net	(171)	—	—	—	(171)
Interest income adjustment for securities	(225)	—	5,071	—	4,846
Income tax adjustment for discrete transactions	—	—	(9,356)	—	(9,356)
Other non-cash items	—	(496)	187	—	(309)
Reversal of GAAP unrealized (gains) / losses on:			—
Loans held-for-sale	397	—	(19,882)	—	(19,485)
Securities	(276)	—	(13,962)	—	(14,238)
Derivatives	10,394	11,291	1,555	—	23,240
Foreign currency	(10,657)	1	(4)	—	(10,660)
Earnings from unconsolidated entities	(848)	33,731	(30,225)	—	2,658
Purchases and sales of properties	—	—	—	—	—
Recognition of Core realized gains / (losses) on:
Loans held-for-sale	(397)	—	19,330	—	18,933
Securities	—	—	(2,657)	—	(2,657)
Derivatives	(290)	(140)	(500)	(247)	(1,177)
Foreign currency	549	—	(240)	—	309
Earnings from unconsolidated entities	849	—	52,921	—	53,770
Purchases and sales of properties	—	—	(1,838)	—	(1,838)
Core Earnings (Loss)	$111,998	$16,188	$93,508	$(50,820)	$170,874
Core Earnings (Loss) per Weighted Average Diluted Share	$0.43	$0.06	$0.36	$(0.20)	$0.65

Commercial and Residential Lending Segment

The Commercial and Residential Lending Segment’s Core Earnings decreased by $1.2 million, from $112.0 million during the third quarter of 2017 to $110.8 million in the third quarter of 2018. After making adjustments for the calculation of Core Earnings, revenues were $158.5 million, costs and expenses were $50.4 million and other income was $3.5 million.

Core revenues, consisting principally of interest income on loans, increased by $12.7 million in the third quarter of 2018, primarily due to a $13.8 million increase in interest income from loans principally due to (i) increased LIBOR rates and (ii) higher average balances of both commercial loans and residential loans held-for-sale, partially offset by (iii) lower levels of prepayment related income and (iv) the compression of interest rate spreads in credit markets.  The increase in interest income from loans was partially offset by a $1.1 million decrease in interest income from investment securities due to lower average investment balances.

Core costs and expenses increased by $16.7 million in the third quarter of 2018, primarily due to a $15.4 million increase in interest expense associated with the various secured financing facilities used to fund a portion of our investment portfolio and a $1.7 million increase in general and administrative expenses.

Core other income increased by $3.2 million primarily due to a realized gain on the securitization of residential loans held-for-sale.

Infrastructure Lending Segment

The Infrastructure Lending Segment had a core loss of $2.5 million for the 12-day period that was included in our third quarter of 2018 following its acquisition on September 19, 2018.  After making adjustments for the calculation of Core Earnings (Loss), revenues were $3.2 million, costs and expenses were $5.7 million and other income was nominal.

Revenues of $3.2 million consisted of interest income of $3.1 million from loans and $0.1 million from investment securities.

Costs and expenses of $5.7 million consisted of a $3.0 million commitment fee related to an unused bridge financing facility, $2.3 million of interest expense on the debt facility used to finance a portion of the acquisition price and $0.4 million of general and administrative expenses.

Property Segment

Core Earnings by Portfolio (amounts in thousands)

	For the Three Months Ended
	September 30,
	2018	2017	Change
Master Lease Portfolio	$6,334	$333	$6,001
Medical Office Portfolio	6,452	6,651	(199)
Ireland Portfolio	5,949	4,539	1,410
Woodstar I Portfolio	8,679	5,312	3,367
Woodstar II Portfolio	6,247	—	6,247
Investment in unconsolidated entities	—	—	—
Other/Corporate	(1,168)	(647)	(521)
Core Earnings	$32,493	$16,188	$16,305

The Property Segment’s Core Earnings increased by $16.3 million, from $16.2 million during the third quarter of 2017 to $32.5 million in the third quarter of 2018. After making adjustments for the calculation of Core Earnings, revenues were $75.9 million, costs and expenses were $44.5 million and other income was $1.1 million.

Core revenues increased by $28.4 million in the third quarter of 2018, primarily due to the full period inclusion of rental income for the Master Lease Portfolio and Woodstar II Portfolio, both of which were acquired after August 2017.

Core costs and expenses increased by $13.3 million in the third quarter of 2018, primarily due to increases in interest expense of $8.3 million and rental related costs of $4.4 million primarily relating to the full period inclusion of the Master Lease Portfolio and Woodstar II Portfolio.

Core other income increased by $1.2 million in the third quarter of 2018, primarily due to an increase in realized gains on interest rate swaps which hedge the variable interest rate risk on borrowings secured by our Medical Office Portfolio.

Investing and Servicing Segment

The Investing and Servicing Segment’s Core Earnings decreased by $33.4 million, from $93.5 million during the third quarter of 2017 to $60.1 million in the third quarter of 2018.  After making adjustments for the calculation of Core Earnings, revenues were $94.2 million, costs and expenses were $32.4 million, other income was $5.9 million, income tax provision was $7.8 million and the add-back of loss attributable to non-controlling interests was $0.2 million.

Core revenues increased by $16.8 million in the third quarter of 2018, primarily due to increases of $11.0 million in servicing fees, $4.2 million in interest income from our CMBS portfolio and $2.7 million in rental income from our REIS Equity Portfolio.

Core costs and expenses decreased by $2.1 million in the third quarter of 2018, primarily due to a $5.3 million decrease in general and administrative expenses primarily reflecting reduced compensation costs, partially offset by increases of $2.0 million in costs of rental operations associated with our REIS Equity Portfolio and $1.7 million in interest expense.

Core other income decreased by $66.8 million principally due to (i) a $52.3 million decrease in earnings from unconsolidated entities, (ii) a $14.9 million decrease in realized gains on conduit loans and (iii) a $5.7 million decrease in net gains on investments reflecting decreased gains on sales of operating properties partially offset by increased net gains on CMBS, all partially offset by (iv) a $4.1 million lesser decrease in fair value of servicing rights and (v) a $2.0 million favorable change in realized gains (losses) on derivatives and foreign currency.  The decrease in earnings from unconsolidated entities reflects a $52.4 million realized gain in the third quarter of 2017 related to an unconsolidated investor entity which owns equity in an online real estate company and sold nearly all of its interest during that quarter.

Income taxes, which principally relate to the operating results of our servicing and conduit businesses which are held in TRSs, decreased $11.4 million due to a decrease in the taxable income of our TRSs, which in the 2017 third quarter included the realized gain related to the unconsolidated investor entity which sold nearly all of its interest in an online real estate company, and a lower statutory tax rate.

Income (loss) attributable to non-controlling interests decreased $3.1 million, primarily reflecting the minority investors’ share of the non-recurring gains from two operating properties sold during the third quarter of 2017.

Corporate

Core corporate costs and expenses increased by $1.7 million, from $50.8 million in the third quarter of 2017 to $52.5 million in the third quarter of 2018, primarily due to a $2.7 million core loss mostly related to the redemption of our 2019 Notes and a $1.5 million increase in base management fees, partially offset by a $2.5 million decrease in interest expense principally on our unsecured senior notes.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

The following table presents our summarized results of operations and reconciliation to Core Earnings for the nine months ended September 30, 2018, by business segment (amounts in thousands, except per share data):

	Commercial
	and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing
	Segment	Segment	Segment	Segment	Corporate	Total
Revenues	$465,838	$3,204	$217,529	$246,116	$227	$932,914
Costs and expenses	(161,786)	(9,520)	(220,047)	(119,070)	(187,629)	(698,052)
Other income (loss)	16,052	(76)	36,531	63,742	(26,148)	90,101
Income (loss) before income taxes	320,104	(6,392)	34,013	190,788	(213,550)	324,963
Income tax provision	(2,981)	—	(1,997)	(9,502)	—	(14,480)
Income attributable to non-controlling interests	(1,087)	—	(11,906)	(3,792)	—	(16,785)
Net income (loss) attributable to Starwood Property Trust, Inc.	316,036	(6,392)	20,110	177,494	(213,550)	293,698
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	11,906	—	—	11,906
Non-cash equity compensation expense	2,079	13	228	3,613	10,635	16,568
Management incentive fee	—	—	—	—	19,620	19,620
Acquisition and investment pursuit costs	1,430	3,770	(249)	(215)	—	4,736
Depreciation and amortization	50	—	87,648	15,253	—	102,951
Loan loss allowance, net	27,726	—	—	—	—	27,726
Interest income adjustment for securities	(531)	—	—	8,206	—	7,675
Extinguishment of debt, net	—	—	—	—	8,586	8,586
Other non-cash items	—	—	(2,406)	2,194	2,762	2,550
Reversal of GAAP unrealized (gains) / losses on:
Loans held-for-sale	165	—	—	(26,738)	—	(26,573)
Securities	(259)	—	—	(24,123)	—	(24,382)
Derivatives	(16,665)	(455)	(25,228)	(8,788)	26,797	(24,339)
Foreign currency	3,260	531	—	2	—	3,793
Earnings from unconsolidated entities	(3,761)	—	(1,406)	(2,916)	—	(8,083)
Recognition of Core realized gains / (losses) on:
Loans held-for-sale	1,487	—	—	28,285	—	29,772
Securities	242	—	—	(4,419)	—	(4,177)
Derivatives	(5,848)	—	(938)	7,197	—	411
Foreign currency	8,136	(8)	—	(42)	—	8,086
Earnings from unconsolidated entities	3,986	—	—	2,875	—	6,861
Sales of properties	—	—	(365)	(4,374)	—	(4,739)
Core Earnings (Loss)	$337,533	$(2,541)	$89,300	$173,504	$(145,150)	$452,646
Core Earnings (Loss) per Weighted Average Diluted Share	$1.24	$(0.01)	$0.33	$0.63	$(0.53)	$1.66

The following table presents our summarized results of operations and reconciliation to Core Earnings for the nine months ended September 30, 2017, by business segment (amounts in thousands, except per share data):

	Commercial
	and
	Residential		Investing
	Lending	Property	and Servicing
	Segment	Segment	Segment	Corporate	Total
Revenues	$397,179	$139,225	$241,327	$—	$777,731
Costs and expenses	(87,308)	(140,647)	(116,315)	(180,714)	(524,984)
Other income (loss)	258	(60,957)	143,956	(5,916)	77,341
Income (loss) before income taxes	310,129	(62,379)	268,968	(186,630)	330,088
Income tax provision	(331)	—	(17,954)	—	(18,285)
Income attributable to non-controlling interests	(1,064)	—	(2,573)	—	(3,637)
Net income (loss) attributable to Starwood Property Trust, Inc.	308,734	(62,379)	248,441	(186,630)	308,166
Add / (Deduct):
Non-cash equity compensation expense	2,353	82	2,491	8,340	13,266
Management incentive fee	—	—	—	20,183	20,183
Acquisition and investment pursuit costs	74	162	91	—	327
Depreciation and amortization	50	52,982	13,441	—	66,473
Loan loss allowance, net	(3,170)	—	—	—	(3,170)
Interest income adjustment for securities	(697)	—	9,436	—	8,739
Income tax adjustment for discrete transactions	—	—	555	—	555
Other non-cash items	—	(1,665)	1,005	5,916	5,256
Reversal of GAAP unrealized (gains) / losses on:	.
Loans held-for-sale	549	—	(46,033)	—	(45,484)
Securities	(189)	—	(45,263)	—	(45,452)
Derivatives	28,897	31,510	2,056	—	62,463
Foreign currency	(28,402)	(16)	(16)	—	(28,434)
Earnings from unconsolidated entities	(2,548)	28,782	(67,134)	—	(40,900)
Purchases and sales of properties	—	—	(613)		(613)
Recognition of Core realized gains / (losses) on:
Loans held-for-sale	(549)	—	48,950	—	48,401
Securities	—	—	8,332	—	8,332
Derivatives	14,567	(18)	(1,251)	(493)	12,805
Foreign currency	(12,655)	16	(1,138)	—	(13,777)
Earnings from unconsolidated entities	2,529	3,563	55,774	—	61,866
Purchases and sales of properties	—	(153)	611	—	458
Core Earnings (Loss)	$309,543	$52,866	$229,735	$(152,684)	$439,460
Core Earnings (Loss) per Weighted Average Diluted Share	$1.18	$0.20	$0.88	$(0.58)	$1.68

Commercial and Residential Lending Segment

The Commercial and Residential Lending Segment’s Core Earnings increased by $28.0 million, from $309.5 million during the nine months ended September 30, 2017 to $337.5 million during the nine months ended September 30, 2018. After making adjustments for the calculation of Core Earnings, revenues were $465.3 million, costs and expenses were $130.5 million and other income was $6.8 million.

Core revenues, consisting principally of interest income on loans, increased by $68.8 million during the nine months ended September 30, 2018, primarily due to a $71.0 million increase in interest income from loans principally due to (i) increased LIBOR rates partially offset by the compression of interest rate spreads in credit markets, (ii) higher average balances of both commercial loans and residential loans held-for-sale and (iii) higher levels of prepayment related income. The increase in interest income from loans was partially offset by a $2.0 million decrease in interest income from investment securities due to lower average investment balances.

Core costs and expenses increased by $42.5 million during the nine months ended September 30, 2018, primarily due to a $37.8 million increase in interest expense associated with the various secured financing facilities used to fund a portion of our investment portfolio and a $5.4 million increase in general and administrative expenses.

Core other income increased by $4.3 million, primarily due to a $20.8 million favorable change in foreign currency gain (loss) and a $2.0 million realized gain on the securitization of residential loans held-for-sale, partially offset by a $19.8 million unfavorable change in gain (loss) on foreign currency derivatives.

Infrastructure Lending Segment

Refer to the three-month discussion above for information regarding the Infrastructure Lending Segment’s Core Earnings (Loss) for the 12-day period following its acquisition on September 19, 2018.

Property Segment

Core Earnings by Portfolio (amounts in thousands)

	For the Nine Months Ended
	September 30,
	2018	2017	Change
Master Lease Portfolio	$24,732	$320	$24,412
Medical Office Portfolio	19,120	19,854	(734)
Ireland Portfolio	17,208	14,248	2,960
Woodstar I Portfolio	19,639	16,957	2,682
Woodstar II Portfolio	12,420	—	12,420
Investment in unconsolidated entities	—	3,563	(3,563)
Other/Corporate	(3,819)	(2,076)	(1,743)
Core Earnings	$89,300	$52,866	$36,434

The Property Segment’s Core Earnings increased by $36.4 million, from $52.9 million during the nine months ended September 30, 2017 to $89.3 million during the nine months ended September 30, 2018. After making adjustments for the calculation of Core Earnings, revenues were $216.5 million, costs and expenses were $134.0 million and other income was $8.8 million.

Core revenues increased by $78.4 million during the nine months ended September 30, 2018, primarily due to the full period inclusion of rental income for the Master Lease Portfolio and Woodstar II Portfolio, both of which were acquired after August 2017.

Core costs and expenses increased by $46.0 million during the nine months ended September 30, 2018, primarily due to increases in interest expense of $23.5 million and rental related costs of $20.7 million primarily relating to the full period inclusion of the Master Lease Portfolio and Woodstar II Portfolio.

Core other income increased by $6.0 million during the nine months ended September 30, 2018, primarily due to a $6.6 million net gain on sale of three properties in the Master Lease Portfolio and a $2.9 million favorable change in gain (loss) on derivatives principally reflecting realized gains on interest rate swaps which hedge the variable interest rate risk on borrowings secured by our Medical Office Portfolio, partially offset by a $3.6 million decrease in equity in earnings recognized from our investment in the Retail Fund.

Investing and Servicing Segment

The Investing and Servicing Segment’s Core Earnings decreased by $56.2 million, from $229.7 million during the nine months ended September 30, 2017 to $173.5 million during the nine months ended September 30, 2018.  After making adjustments for the calculation of Core Earnings, revenues were $254.8 million, costs and expenses were $100.1 million, other income was $32.1 million, income tax provision was $9.5 million and the deduction of income attributable to non-controlling interests was $3.8 million.

Core revenues increased by $4.0 million during the nine months ended September 30, 2018, primarily due to increases of $7.0 million in rental income from our REIS Equity Portfolio and $5.4 million in servicing fees, partially offset by decreases of $6.6 million in interest income from our CMBS portfolio and $1.3 million from our conduit loans held-for-sale.

Core costs and expenses increased by $0.8 million during the nine months ended September 30, 2018, primarily due to increases of $4.3 million in costs of rental operations associated with our REIS Equity Portfolio and $3.4 million in interest expense, partially offset by a $6.5 million decrease in general and administrative expenses primarily reflecting reduced compensation costs.

Core other income decreased by $66.1 million principally due to (i) a $52.9 million decrease in earnings from unconsolidated entities, (ii) a $20.7 million decrease in realized gains on conduit loans and (iii) a $17.1 million decrease in net gains on investments reflecting decreased net gains on CMBS and sales of operating properties, all partially offset by (iv) a $15.2 million lesser decrease in fair value of servicing rights and (v) a $10.0 million favorable change in realized gains (losses) on derivatives and foreign currency.  The decrease in earnings from unconsolidated entities reflects a $52.4 million realized gain in the third quarter of 2017 related to an unconsolidated investor entity which owns equity in an online real estate company and sold nearly all of its interest during that quarter.

Income taxes, which principally relate to the operating results of our servicing and conduit businesses which are held in TRSs, decreased $7.9 million due to a decrease in the taxable income of our TRSs, which during the nine months ended September 30, 2017 included the realized gain related to the unconsolidated investor entity which sold nearly all of its interest in an online real estate company, and a lower statutory tax rate.

Income attributable to non-controlling interests increased $1.2 million primarily due to the increased minority investors’ share of gains from operating properties sold during the during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Corporate

Core corporate costs and expenses decreased by $7.5 million, from $152.7 million during the nine months ended September 30, 2017 to $145.2 million during the nine months ended September 30, 2018, primarily due to (i) the net $7.5 million positive adjustment to Core Earnings upon the repayment at maturity of the 2018 Notes and redemption of the 2019 Notes as described above, (ii) $2.5 million of realized gains on interest rate swaps used to hedge a portion of our unsecured senior notes used to repay variable-rate secured financing and (iii) a $1.8 million decrease in interest expense primarily on our senior unsecured notes, all partially offset by (iv) a $3.2 million increase in base management fees.

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

Cash Flows for the Nine Months Ended September 30, 2018 (amounts in thousands)

		VIE	Excluding Investing
	GAAP	Adjustments	and Servicing VIEs
Net cash provided by operating activities	$174,647	$3,879	$178,526
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(3,495,080)	—	(3,495,080)
Proceeds from principal collections and sale of loans	2,968,071	—	2,968,071
Purchase of investment securities	(312,339)	(140,022)	(452,361)
Proceeds from sales and collections of investment securities	361,773	104,516	466,289
Infrastructure lending business combination	(2,011,428)	—	(2,011,428)
Proceeds from sales and insurance recoveries on properties	105,548	—	105,548
Purchases and additions to properties and other assets	(44,741)	(27,737)	(72,478)
Net cash flows from other investments and assets	15,659	—	15,659
Net cash used in investing activities	(2,412,537)	(63,243)	(2,475,780)
Cash Flows from Financing Activities:
Proceeds from borrowings	6,845,138	—	6,845,138
Principal repayments on and repurchases of borrowings	(3,880,450)	—	(3,880,450)
Payment of deferred financing costs	(63,219)	—	(63,219)
Proceeds from common stock issuances, net of offering costs	437	—	437
Payment of dividends	(378,096)	—	(378,096)
Contributions from non-controlling interests	9,066	—	9,066
Distributions to non-controlling interests	(247,147)	527	(246,620)
Purchase of treasury stock	(12,090)	—	(12,090)
Issuance of debt of consolidated VIEs	26,849	(26,849)	—
Repayment of debt of consolidated VIEs	(166,387)	166,387	—
Distributions of cash from consolidated VIEs	76,294	(76,294)	—
Net cash provided by financing activities	2,210,395	63,771	2,274,166
Net decrease in cash, cash equivalents and restricted cash	(27,495)	4,407	(23,088)
Cash, cash equivalents and restricted cash, beginning of period	418,273	(5,726)	412,547
Effect of exchange rate changes on cash	(757)	—	(757)
Cash, cash equivalents and restricted cash, end of period	$390,021	$(1,319)	$388,702

The discussion below is on a non-GAAP basis, after removing adjustments principally resulting from the consolidation of the Securitization VIEs under ASC 810. These adjustments principally relate to (i) purchase of CMBS, RMBS, loans and real estate from consolidated VIEs, which are reflected as repayments of VIE debt on a GAAP basis and (ii) principal collections of CMBS and RMBS related to consolidated VIEs, which are reflected as VIE distributions on a GAAP basis. There is no significant net impact to cash flows from operations or to overall cash resulting from these consolidations. Refer to Note 2 of the Condensed Consolidated Financial Statements for further discussion.

Cash and cash equivalents decreased by $23.1 million during the nine months ended September 30, 2018, reflecting net cash provided by operating activities of $178.5 million and net cash provided by financing activities of $2.3 billion, partially offset by net cash used in investing activities of $2.5 billion.

Net cash provided by operating activities of $178.5 million for the nine months ended September 30, 2018 related primarily to cash interest income of $373.2 million from our loan origination and conduit programs and cash interest income on investment securities of $121.7 million. Net rental income provided cash of $170.0 million and servicing fees provided cash of $96.9 million. Offsetting these cash inflows was originations and purchases of loans held-for-sale, net of proceeds from principal collections and sales of $143.5 million, cash interest expense of $241.2 million, general and administrative expenses of $110.2 million, management fees of $71.1 million, business combination costs of $8.5 million and a net change in operating assets and liabilities of $12.3 million.

Net cash used in investing activities of $2.5 billion for the nine months ended September 30, 2018 related primarily to the acquisition of the Infrastructure Lending Segment for $2.0 billion, the origination and acquisition of new loans held-for-investment of $3.5 billion, the purchase of investment securities of $452.4 million and the purchase of properties and other assets of $72.5 million, partially offset by the proceeds received from principal collections and sales of loans of $3.0 billion, investment securities of $466.3 million and sale/recovery of properties of $105.5 million.

Net cash provided by financing activities of $2.3 billion for the nine months ended September 30, 2018 related primarily to borrowings on our secured debt, net of repayments and deferred loan costs, of $2.8 billion, including $1.5 billion to finance the acquisition of the Infrastructure Lending Segment, and net borrowings after repayments of our unsecured debt of $102.2 million, partially offset by dividend distributions of $378.1 million and net distributions to non-controlling interests of $237.6 million. The net distributions to non-controlling interests were principally related to the Q1 2018 and Q3 2018 Closings of the Woodstar II Portfolio acquisition.

Our Investment Portfolio

Commercial and Residential Lending Segment

The following table sets forth the amount of each category of investments we owned across various property types within our Commercial and Residential Lending Segment as of September 30, 2018 and December 31, 2017 (dollars in thousands):

							Unlevered
	Face	Carrying		Asset Specific	Net		Return on
	Amount	Value		Financing	Investment	Vintage	Asset
September 30, 2018
First mortgages (1)	$6,492,916	$6,471,018		$3,386,558	$3,084,460	1997-2018	6.9%
Subordinated mortgages	188,266	188,402		23,008	165,394	1998-2018	11.8%
Mezzanine loans (1)	351,866	352,300		—	352,300	2005-2018	11.7%
Other loans	28,677	25,274		—	25,274	1999-2017	12.7%
Loans held-for-sale, fair value option, residential	607,616	626,719		499,661	127,058	2013-2018	6.1%
Loans held-for-sale, commercial	94,000	93,062		69,767	23,295	2018	4.6%
Loans transferred as secured borrowings	74,692	74,281		74,148	133	N/A
Loan loss allowance	—	(32,056)		—	(32,056)	N/A
RMBS, available-for-sale	333,107	227,867		67,169	160,698	2003-2007	12.1%
RMBS, fair value option	27,544	44,976	(2)	—	44,976	2018	8.4%
CMBS, fair value option	23,484	23,485	(2)	7,650	15,835	2018	5.7%
HTM securities (3)	409,131	408,836		63,238	345,598	2014-2018	7.2%
Equity security	11,908	13,098		—	13,098	N/A
Investment in unconsolidated entities	N/A	34,334		—	34,334	N/A
	$8,643,207	$8,551,596		$4,191,199	$4,360,397

December 31, 2017
First mortgages (1)	$5,839,827	$5,815,008		$2,636,881	$3,178,127	1989-2017	6.7%
Subordinated mortgages	177,386	177,115		—	177,115	1998-2014	11.8%
Mezzanine loans (1)	545,355	545,299		—	545,299	2005-2017	11.5%
Other loans	29,320	25,607		—	25,607	1999-2017	12.5%
Loans held-for-sale, fair value option, residential	594,105	613,287		444,539	168,748	2013-2017	6.0%
Loans transferred as secured borrowings	75,000	74,403		74,185	218	N/A
Loan loss allowance	—	(4,330)		—	(4,330)	N/A
RMBS, available-for-sale	366,711	247,021		117,534	129,487	2003-2007	10.0%
HTM securities (3)	437,531	433,468		267,533	165,935	2013-2017	5.8%
Equity security	12,350	13,523		—	13,523	N/A
Investment in unconsolidated entities	N/A	45,028		—	45,028	N/A
	$8,077,585	$7,985,429		$3,540,672	$4,444,757

(1)

First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.  The application of this methodology resulted in mezzanine loans with carrying values of $1.0 billion and $851.1 million being classified as first mortgages as of September 30, 2018 and December 31, 2017, respectively.

(2)	Includes $45.0 million of RMBS and $23.5 million of CMBS reflected in “VIE liabilities” in accordance with ASC 810 as of September 30, 2018.

(3)	CMBS held-to-maturity (“HTM”) and mandatorily redeemable preferred equity interests in commercial real estate entities.

As of September 30, 2018 and December 31, 2017, our Commercial and Residential Lending Segment’s investment portfolio, excluding loans held-for-sale, RMBS and other investments, had the following characteristics based on carrying values:

Collateral Property Type	September 30, 2018	December 31, 2017
Office	35.2%	33.7%
Hotel	22.2%	16.8%
Multifamily	13.0%	9.4%
Mixed Use	11.6%	18.4%
Residential	6.6%	7.1%
Retail	2.4%	7.8%
Industrial	1.9%	2.3%
Parking	1.6%	2.2%
Other	5.5%	2.3%
	100.0%	100.0%

Geographic Location	September 30, 2018	December 31, 2017
North East	28.6%	31.5%
West	24.4%	21.6%
South West	14.5%	12.1%
International	12.8%	12.4%
South East	7.3%	12.6%
Mid Atlantic	6.9%	4.7%
Midwest	5.5%	5.1%
	100.0%	100.0%

Infrastructure Lending Segment

The following table sets forth the amount of each category of investments we owned within our Infrastructure Lending Segment as of September 30, 2018 (dollars in thousands):

					Unlevered
	Face	Carrying	Asset Specific	Net	Return on
	Amount	Value	Financing	Investment	Asset
September 30, 2018
First priority infrastructure loans and HTM securities	$1,585,741	$1,557,336	$1,256,407	$300,929	5.3%
Loans held-for-sale, infrastructure	324,422	320,270	250,666	69,604	3.5%
	$1,910,163	$1,877,606	$1,507,073	$370,533

As of September 30, 2018, our Infrastructure Lending Segment’s investment portfolio had the following characteristics based on carrying values:

Collateral Type	September 30, 2018
Natural gas power	56.5%
Renewable power	28.9%
Midstream/downstream oil & gas	7.9%
Other thermal power	5.8%
Upstream oil & gas	0.9%
100.0%

Geographic Location	September 30, 2018
U.S. Regions:
North East	32.2%
Midwest	15.8%
South West	11.3%
West	6.2%
Mid-Atlantic	4.6%
South East	3.8%
International:
Mexico	10.8%
United Kingdom	5.6%
Ireland	2.7%
Other	7.0%
100.0%

Property Segment

The following table sets forth the amount of each category of investments, which are comprised of properties, intangible lease assets and liabilities and our equity investment in the Retail Fund held within our Property Segment as of September 30, 2018 and December 31, 2017 (amounts in thousands):

	September 30, 2018	December 31, 2017
Properties, net	$2,620,220	$2,364,806
Properties held-for-sale	31,928	—
Lease intangibles, net	92,915	111,631
Investment in unconsolidated entities	112,110	110,704
	$2,857,173	$2,587,141

The following table sets forth our net investment and other information regarding the Property Segment’s properties and intangible lease assets and liabilities as of September 30, 2018 (dollars in thousands):

		Asset			Weighted Average
	Carrying	Specific	Net	Occupancy	Remaining
	Value	Financing	Investment	Rate	Lease Term
Office—Medical Office Portfolio	$760,241	$484,106	$276,135	93.2%	6.3 years
Office—Ireland Portfolio	507,863	324,800	183,063	99.7%	10.1 years
Multifamily residential—Ireland Portfolio	18,490	11,816	6,674	100.0%	0.3 years
Multifamily residential—Woodstar I Portfolio	622,241	407,740	214,501	98.0%	0.5 years
Multifamily residential—Woodstar II Portfolio	559,886	439,013	120,873	99.6%	0.5 years
Retail—Master Lease Portfolio	376,912	191,992	184,920	100.0%	23.6 years
Industrial—Master Lease Portfolio	128,109	70,129	57,980	100.0%	23.6 years
Subtotal—undepreciated carrying value	2,973,742	1,929,596	1,044,146
Accumulated depreciation and amortization	(228,679)	—	(228,679)
Net carrying value	$2,745,063	$1,929,596	$815,467

As of September 30, 2018 and December 31, 2017, our Property Segment’s investment portfolio had the following geographic characteristics based on carrying values:

Geographic Location	September 30, 2018	December 31, 2017
Ireland	17.1%	20.1%
U.S. Regions:
South East	47.1%	38.4%
Midwest	10.7%	12.2%
South West	8.2%	9.4%
North East	7.7%	8.8%
West	7.5%	9.2%
Mid-Atlantic	1.7%	1.9%
	100.0%	100.0%

Investing and Servicing Segment

The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of September 30, 2018 and December 31, 2017 (amounts in thousands):

				Asset
	Face	Carrying		Specific	Net
	Amount	Value		Financing	Investment
September 30, 2018
CMBS, fair value option	$2,983,800	$1,027,554	(1)	$345,540	$682,014
Intangible assets - servicing rights	N/A	44,588	(2)	—	44,588
Lease intangibles, net	N/A	31,179		—	31,179
Loans held-for-sale, fair value option, commercial	288,270	286,786		188,170	98,616
Loans held-for-investment	3,460	3,460		—	3,460
Investment in unconsolidated entities	N/A	43,804		—	43,804
Properties, net	N/A	268,517		208,463	60,054
Properties held-for-sale	N/A	20,374		16,839	3,535
	$3,275,530	$1,726,262		$759,012	$967,250
December 31, 2017
CMBS, fair value option	$3,098,574	$1,024,143	(1)	$145,456	$878,687
Intangible assets - servicing rights	N/A	59,005	(2)	—	59,005
Lease intangibles, net	N/A	31,000		—	31,000
Loans held-for-sale, fair value option, commercial	132,393	132,456		66,377	66,079
Loans held-for-investment	3,796	3,796		—	3,796
Investment in unconsolidated entities	N/A	50,759		—	50,759
Properties, net	N/A	282,675		199,693	82,982
	$3,234,763	$1,583,834		$411,526	$1,172,308

(1)	Includes $1.0 billion of CMBS reflected in “VIE liabilities” in accordance with ASC 810 as of both September 30, 2018 and December 31, 2017.

(2)	Includes $22.8 million and $28.2 million of servicing rights intangibles reflected in “VIE assets” in accordance with ASC 810 as of September 30, 2018 and December 31, 2017, respectively.

Our REIS Equity Portfolio, as defined in Note 3 to the Condensed Consolidated Financial Statements, had the following characteristics based on carrying values of $282.9 million and $292.8 million as of September 30, 2018 and December 31, 2017, respectively:

Property Type	September 30, 2018	December 31, 2017
Office	55.9%	38.5%
Retail	24.4%	37.5%
Multifamily	7.9%	12.5%
Mixed Use	5.1%	7.0%
Self-storage	4.5%	4.5%
Hotel	2.2%	—%
	100.0%	100.0%

Geographic Location	September 30, 2018	December 31, 2017
South East	37.2%	46.3%
North East	22.7%	14.0%
South West	18.1%	12.5%
West	9.9%	10.8%
Midwest	6.9%	7.5%
Mid Atlantic	5.2%	8.9%
	100.0%	100.0%

New Credit Facilities and Amendments

Refer to Notes 9 and 10 of our Condensed Consolidated Financial Statements for a detailed discussion of new credit facilities and amendments to existing credit facilities executed since December 31, 2017.

Borrowings under Various Secured Financing Arrangements

The following table is a summary of our secured financing facilities as of September 30, 2018 (dollars in thousands):

					Pledged				Approved
					Asset	Maximum			but	Unallocated
	Current	Extended			Carrying	Facility		Outstanding	Undrawn	Financing
	Maturity	Maturity (a)	Pricing		Value	Size		Balance	Capacity (b)	Amount (c)
Lender 1 Repo 1	(d)	(d)	LIBOR + 1.60% to 5.75%		$1,703,978	$2,000,000		$1,303,966	$—	$696,034
Lender 2 Repo 1	Apr 2020	Apr 2023	LIBOR + 1.50% to 2.35%		322,291	900,000	(e)	243,100	—	656,900
Lender 4 Repo 2	May 2021	May 2023	LIBOR + 2.00% to 3.25%		964,155	1,000,000		401,592	239,098	359,310
Lender 6 Repo 1	Aug 2021	N/A	LIBOR + 2.00% to 2.75%		654,464	600,000		507,545	—	92,455
Lender 6 Repo 2	Oct 2022	Oct 2023	GBP LIBOR + 2.75%, EURIBOR + 2.25%		515,755	431,056		403,685	—	27,371
Lender 7 Repo 1	Sep 2021	Sep 2023	LIBOR + 1.75% to 2.25%		—	250,000		—	—	250,000
Lender 10 Repo 1	May 2021	May 2023	LIBOR + 1.50% to 2.75%		200,425	164,840		160,480	—	4,360
Lender 11 Repo 1	Jun 2019	Jun 2020	LIBOR + 2.75%		—	200,000		—	—	200,000
Lender 11 Repo 2	Sep 2019	Sep 2023	LIBOR + 2.00% to 2.75%		355,451	500,000		270,690	—	229,310
Lender 12 Repo 1	Jun 2021	Jun 2024	LIBOR + 2.10% to 2.45%		57,322	250,000		43,500	—	206,500
Lender 13 Repo 1	(f)	(f)	LIBOR + 1.50%		18,407	200,000		14,824	—	185,176
Lender 7 Secured Financing	Feb 2021	Feb 2023	LIBOR + 2.25%	(g)	353,449	650,000	(h)	159,453	136,645	353,902
Lender 8 Secured Financing	Aug 2019	N/A	LIBOR + 4.00%		—	—		—	—	—
Conduit Repo 2	Nov 2018	Nov 2019	LIBOR + 2.25%		122,728	200,000		94,600	—	105,400
Conduit Repo 3	Feb 2020	Feb 2021	LIBOR + 2.10%		125,108	150,000		94,508	—	55,492
MBS Repo 1	(i)	(i)	N/A		—	—		—	—	—
MBS Repo 2	Sep 2020	N/A	LIBOR + 1.65% to 2.25%		100,526	69,777		69,777	—	—
MBS Repo 3	(j)	(j)	LIBOR + 1.32% to 1.85%		752,458	365,812		365,812	—	—
MBS Repo 4	(k)	N/A	LIBOR + 1.70%		163,558	110,000		25,000	72,276	12,724
MBS Repo 5	Jun 2028	Dec 2028	4.14%		25,585	150,000		24,721	—	125,279
Investing and Servicing Segment Property Mortgages	Dec 2018 to Jun 2026	N/A	Various		244,184	218,019		203,165	—	14,854
Ireland Mortgage	May 2020	N/A	EURIBOR + 1.69%		468,926	338,525		338,525	—	—
Woodstar I Mortgages	Nov 2025 to Oct 2026	N/A	3.72% to 3.97%		361,415	276,748		276,748	—	—
Woodstar I Government Financing	Mar 2026 to Jun 2049	N/A	1.00% to 5.00%		302,061	131,746		131,746	—	—
Woodstar II Mortgages	Jan 2028 to Apr 2028	N/A	3.81% to 3.85%		505,079	417,669		417,669	—	—
Woodstar II Government Financing	Jun 2030 to Apr 2052	N/A	1.00% to 3.19%		161,987	27,018		27,018	—	—
Medical Office Mortgages	Dec 2021	Dec 2023	LIBOR + 2.50%		687,921	524,499		491,197	—	33,302
Master Lease Mortgages	Oct 2027	N/A	4.36% to 4.38%		459,504	265,900		265,900	—	—
Infrastructure Lending Facility	Sep 2021	Sep 2022	Various		1,877,606	2,127,267		1,536,477	—	590,790
Term Loan A	Dec 2020	Dec 2021	LIBOR + 2.25%	(g)	918,342	300,000		300,000	—	—
Revolving Secured Financing	Dec 2020	Dec 2021	LIBOR + 2.25%	(g)	—	100,000		—	95,398	4,602
FHLB	Feb 2021	N/A	Various		719,781	500,000		500,000	—	—
					$13,142,466	$13,418,876		8,671,698	$543,417	$4,203,761
Unamortized net premium								495
Unamortized deferred financing costs								(85,506)
								$8,586,687

(a)	Subject to certain conditions as defined in the respective facility agreement.

(b)	Approved but undrawn capacity represents the total draw amount that has been approved by the lender related to those assets that have been pledged as collateral, less the drawn amount.

(c)	Unallocated financing amount represents the maximum facility size less the total draw capacity that has been approved by the lender.

(d)

Maturity date for borrowings collateralized by loans is September 2019 with an additional extension option to September 2021.  Borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions and not to exceed September 2025.

(e)	The initial maximum facility size of $600.0 million may be increased to $900.0 million, subject to certain conditions.

(f)

Maturity date for borrowings collateralized by loans is May 2020 with an additional extension option to August 2021.  Borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions.

(g)	Subject to borrower’s option to choose alternative benchmark based rates pursuant to the terms of the credit agreement.

(h)	The initial maximum facility size of $300.0 million may be increased to $650.0 million, subject to certain conditions.

(i)	Facility carries a rolling 11-month term which may reset monthly with the lender’s consent. This facility carries no maximum facility size.

(j)

Facility carries a rolling 12-month term which may reset monthly with the lender’s consent. Current maturity is September 2019. This facility carries no maximum facility size. Amount herein reflects the outstanding balance as of September 30, 2018.

(k)	The date that is 270 days after the buyer delivers notice to seller, subject to a maximum date of May 2020.

As of September 30, 2018, Wells Fargo Bank, N.A. is our largest repurchase facility creditor through the Lender 1 Repo 1 facility and the MBS Repo 4 facility.

Refer to Note 9 of the Condensed Consolidated Financial Statements for further disclosure regarding the terms of our secured financing arrangements.

Variance between Average and Quarter-End Credit Facility Borrowings Outstanding

The following table compares the average amount outstanding under our secured financing agreements during each quarter and the amount outstanding as of the end of each quarter, together with an explanation of significant variances (amounts in thousands):

		Weighted-Average		Explanations
	Quarter-End	Balance During		for Significant
Quarter Ended	Balance	Quarter	Variance	Variances
December 31, 2017	5,813,447	5,885,681	(72,234)	N/A
March 31, 2018	5,596,955	5,573,668	23,287	N/A
June 30, 2018	6,263,085	5,813,312	449,773	(a)
September 30, 2018	8,671,698	6,918,063	1,753,635	(b)

(a)

The Commercial and Residential Lending Segment funded 63% of the second quarter’s total loan fundings during June, which resulted in the Company drawing on its secured financing agreements near quarter end to finance the additional loan fundings.

(b)	The Infrastructure Lending Segment acquisition closed on September 19, 2018, which resulted in the funding of $1.5 billion under the new Infrastructure Lending Facility.

Borrowings under Unsecured Senior Notes

During the three months ended September 30, 2018 and 2017, the weighted average effective borrowing rate on our unsecured senior notes was 4.9% and 5.6%, respectively.  During the nine months ended September 30, 2018 and 2017, the weighted average effective borrowing rate on our unsecured senior notes was 5.0% and 5.6%, respectively.  The effective borrowing rate includes the effects of underwriter purchase discount and the adjustment for the conversion option on the convertible notes, the initial value of which reduced the balance of the notes.

Refer to Note 10 of our Condensed Consolidated Financial Statements for further disclosure regarding the terms of our unsecured senior notes.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities

The following scheduled and/or projected principal repayments on our investments were based upon the amounts outstanding and contractual terms of the financing facilities in effect as of September 30, 2018 (amounts in thousands):

	Scheduled Principal	Scheduled/Projected	Projected/Required	Scheduled Principal
	Repayments on Loans	Principal Repayments	Repayments of	Inflows Net of
	and HTM Securities	on RMBS and CMBS	Financing	Financing Outflows
Fourth Quarter 2018	$967,772	$15,942	$(228,134)	$755,580
First Quarter 2019	453,350	40,282	(148,535)	345,097
Second Quarter 2019	628,533	22,871	(53,644)	597,760
Third Quarter 2019	296,955	14,443	(567,135)	(255,737)
Total	$2,346,610	$93,538	$(997,448)	$1,442,700

In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

Issuances of Equity Securities

We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At September 30, 2018, we had 100,000,000 shares of preferred stock available for issuance and 225,877,745 shares of common stock available for issuance.

Other Potential Sources of Financing

In the future, we may also use other sources of financing to fund the acquisition of our target assets, including other secured as well as unsecured forms of borrowing and sale of certain investment securities which no longer meet our return requirements.

Repurchases of Equity Securities and Convertible Senior Notes

In September 2014, our board of directors authorized and announced the repurchase of up to $250.0 million of our outstanding common stock over a period of one year. Subsequent amendments to the repurchase program approved by our board of directors in December 2014, June 2015, January 2016 and February 2017 resulted in the program being (i) amended to increase maximum repurchases to $500.0 million, (ii) expanded to allow for the repurchase of our outstanding convertible senior notes under the program and (iii) extended through January 2019. Purchases made pursuant to the program are made in either the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are discretionary and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time.  During the nine months ended September 30, 2018, we repurchased $12.1 million of common stock and no convertible senior notes under the repurchase program. As of September 30, 2018, we have $250.1 million of remaining capacity to repurchase common stock and/or convertible senior notes under the repurchase program.

Off-Balance Sheet Arrangements

We have relationships with unconsolidated entities and financial partnerships, such as entities often referred to as VIEs. Our maximum risk of loss associated with our involvement in VIEs is limited to the carrying value of our investment in the entity and any unfunded capital commitments. Refer to Note 14 of the Condensed Consolidated Financial Statements for further discussion.

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

The Company’s board of directors declared the following dividends during the nine months ended September 30, 2018:

Declare Date	Record Date	Payment Date	Amount	Frequency
8/8/18	9/28/18	10/15/18	$0.48	Quarterly
5/4/18	6/29/18	7/13/18	$0.48	Quarterly
2/28/18	3/30/18	4/13/18	$0.48	Quarterly

On November 9, 2018, our board of directors declared a dividend of $0.48 per share for the fourth quarter of 2018, which is payable on January 15, 2019 to common stockholders of record as of December 31, 2018.

Leverage Policies

Our strategies with regards to use of leverage have not changed significantly since December 31, 2017.  Refer to our Form 10-K for a description of our strategies regarding use of leverage.

Contractual Obligations and Commitments

Contractual obligations as of September 30, 2018 are as follows (amounts in thousands):

		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Secured financings (a)	$8,671,698	$506,023	$2,128,389	$2,617,142	$3,420,144
Unsecured senior notes	2,055,908	105,908	500,000	950,000	500,000
Secured borrowings on transferred loans (b)	74,692	—	74,692	—	—
Loan funding commitments (c)	1,580,028	871,405	645,029	63,594	—
Infrastructure Lending Segment commitments (d)	454,420	418,437	35,983	—	—
Loan purchase commitments (e)	25,000	25,000	—	—	—
Future lease commitments	29,309	6,781	10,222	649	11,657
Total	$12,891,055	$1,933,554	$3,394,315	$3,631,385	$3,931,801

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

(c)

Excludes $242.0 million of loan funding commitments in which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower earlier than, or in excess of, expectations.

(d)	Represents contractual commitments related to $199.5 million of delayed draw term commitments and $254.9 million of revolvers and LCs.

(e)	Represents the Company’s contractual commitments to purchase residential mortgage loans from a third party residential mortgage originator.

The table above does not include interest payable, amounts due under our management agreement, amounts due under our derivative agreements or amounts due under guarantees as those contracts do not have fixed and determinable payments.

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

We seek to further manage credit risk associated with our Investing and Servicing Segment loans held-for-sale through the purchase of credit index instruments.  The following table presents our credit index instruments as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	Face Value of	Aggregate Notional Value of	Number of
	Loans Held-for-Sale	Credit Index Instruments	Credit Index Instruments
September 30, 2018	$288,270	$74,000	9
December 31, 2017	$132,393	$49,000	8

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations such as repurchase agreements, bank credit facilities, term loans, revolving facilities and securitizations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we mitigate such interest rate risk through the utilization of interest rate derivatives of the same duration. The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of September 30, 2018 and December 31, 2017 (dollars in thousands):

		Aggregate Notional
	Face Value of	Value of Interest	Number of Interest
	Hedged Instruments	Rate Derivatives	Rate Derivatives
Instrument hedged as of September 30, 2018
Loans held-for-sale	$588,270	$548,000	38
RMBS, available-for-sale	333,107	109,000	3
Secured financing agreements	1,043,474	1,053,903	17
Unsecured senior notes	1,000,000	970,000	2
	$2,964,851	$2,680,903	60
Instrument hedged as of December 31, 2017
Loans held-for-sale	$232,393	$213,600	16
RMBS, available-for-sale	366,711	69,000	2
Secured financing agreements	1,051,458	1,009,180	16
Unsecured senior notes	500,000	470,000	1
	$2,150,562	$1,761,780	35

The following table summarizes the estimated annual change in net investment income for our LIBOR-based investments and our LIBOR-based debt assuming increases or decreases in LIBOR and adjusted for the effects of our interest rate hedging activities (amounts in thousands, except per share data):

	Variable-rate
	investments and	3.0%	2.0%	1.0%	1.0%
Income (Expense) Subject to Interest Rate Sensitivity	indebtedness (1)	Increase	Increase	Increase	Decrease (2)
Investment income from variable-rate investments	$8,962,579	$263,619	$175,590	$87,560	$(76,348)
Interest expense from variable-rate debt, net of interest rate derivatives	(6,606,040)	(204,497)	(138,239)	(70,531)	70,894
Net investment income from variable rate instruments	$2,356,539	$59,122	$37,351	$17,029	$(5,454)
Impact per diluted shares outstanding		$0.21	$0.13	$0.06	$(0.02)

(1)	Includes the notional value of interest rate derivatives.

(2)	Assumes LIBOR does not go below 0%.

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

The following table represents our current currency hedge exposure as it relates to our investments denominated in foreign currencies, along with the aggregate notional amount of the hedges in place (amounts in thousands except for number of contracts, using the September 30, 2018 GBP closing rate of 1.3028, Euro (“EUR”) closing rate of 1.1610, Canadian Dollar (“CAD”) closing rate of 0.7749, and Australian Dollar (“AUD”) closing rate of 0.7228.

Carrying Value of Net Investment	Local Currency	Number of Foreign Exchange Contracts		Aggregate Notional Value of Hedges Applied	Expiration Range of Contracts
$65,207	GBP	54		$66,271	October 2018 – June 2019
30,760	EUR	9		38,626	November 2018 – March 2022
18,889	EUR	16		32,669	November 2018 – August 2022
36,915	GBP	7		63,685	November 2018 – July 2020
43,198	GBP	2		51,725	April 2021
253	GBP	2		775	October 2018 – March 2019
3,567	AUD	5		6,639	October 2018 – October 2019
4,765	CAD	17		7,872	October 2018 – October 2022
13,222	EUR	11		20,915	October 2018 – October 2022
14,256	GBP	18		22,866	October 2018 – October 2022
187,828	EUR	21	(1)	250,286	December 2018 – June 2020
28,257	GBP	13		37,849	December 2018 – December 2021
56,266	GBP	52		81,292	November 2018 – November 2021
13,098	GBP	3		12,295	December 2018 – April 2019
$516,481		230		$693,765

(1)	These foreign exchange contracts hedge our EUR currency exposure created by our acquisition of the Ireland Portfolio.

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

Changes in Internal Control Over Financial Reporting.  No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

Currently, no material legal proceedings are pending or, to our knowledge, threatened or contemplated against us, that could have a material adverse effect on our business, financial position or results of operations.

Item 1A.    Risk Factors.

Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Form 10-K.

Risks Related to Our Investments

We may not realize all of the anticipated benefits of our recent acquisition of the Infrastructure Lending Segment or such benefits may take longer to realize than expected.

The success of our recent acquisition of the Infrastructure Lending Segment depends, in part, on our ability to realize the anticipated benefits from successfully integrating the Infrastructure Lending Segment with our company. The combination of this business with ours is a complex, costly and time-consuming process. As a result, we are required to devote significant management attention and resources to integrating the Infrastructure Lending Segment with the rest of our company.  The integration process may disrupt our business and, if implemented ineffectively, could preclude us from realizing all of the potential benefits we expect to realize with respect to the acquisition. Our failure to meet the challenges involved in the integration could cause an interruption of, or a loss of momentum in, our business and could harm our results of operations.  In addition, the integration may result in material unanticipated problems, expenses, liabilities, loss of business relationships and diversion of management’s attention, and may cause our stock price to decline. The difficulties relating to the integration process include, among others:

•	managing a new area of business;
•	the potential diversion of management focus and resources from other strategic opportunities and from operational matters and potential disruption associated with the acquisition;
•	maintaining employee morale and retaining key management and other employees;
•	integrating two unique business cultures;
•	the possibility of faulty assumptions underlying expectations regarding the integration process;
•	consolidating corporate and administrative infrastructures;
•	coordinating geographically separate organizations;
•	unanticipated issues in integrating information technology, communications and other systems;
•	unanticipated changes in applicable laws and regulations;
•	managing tax costs or inefficiencies associated with the integration process; and
•	suffering losses if we do not experience the anticipated benefits of the transaction.

The credit agreement entered into in connection with our recent acquisition of the Infrastructure Lending Segment contains various covenants that impose restrictions on certain of our subsidiaries that may affect our ability to operate our businesses.

The credit agreement entered into by certain of our subsidiaries in connection with our recent acquisition of the Infrastructure Lending Segment, which is referred to herein as the Infrastructure Lending Credit Agreement, imposes various affirmative and negative covenants that, subject to certain exceptions, restrict the ability of such subsidiaries to, among other things, incur debt, have liens on their property, and/or merge or consolidate with any other person or sell or convey certain of their assets to any one person, engage in certain transactions with affiliates and change the nature of their business. In addition, the Infrastructure Lending Credit Agreement also requires such subsidiaries to maintain a certain loan-to-value ratio. The ability of such impacted subsidiaries to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate such subsidiaries’ repayment obligations and could result in a default and acceleration under other agreements of ours and our other subsidiaries containing cross-default provisions. Under these circumstances, we and our subsidiaries might not have sufficient funds or other resources to satisfy all of our and our subsidiaries’ obligations.

For our recent acquisition of the Infrastructure Lending Segment to be successful, we must retain and motivate key employees, and failure to do so could seriously harm us.  In addition, the success of our recent acquisition of the Infrastructure Lending Segment depends, in part, on our ability to leverage the capabilities of Starwood Energy Group.

The success of our recent acquisition of the Infrastructure Lending Segment largely depends on the skills, experience, industry contacts and continued efforts of management and other key personnel. As a result, for our recent acquisition of the Infrastructure Lending Segment to be successful, we must retain and motivate executives and other key employees.  Employees from the Infrastructure Lending Segment may experience uncertainty about their future roles with us until or after strategies relating to the Infrastructure Lending Segment are executed. In addition, the marketplace for infrastructure debt professionals is highly competitive and other infrastructure debt providers may seek to recruit our executives and other key employees.  These circumstances may adversely affect our ability to retain executives of the Infrastructure Lending Segment and other key personnel. We also must continue to motivate employees and keep them focused on our strategies and goals, which effort may be adversely affected as a result of the uncertainty and difficulties with integrating the Infrastructure Lending Segment with the rest of our company. If we are unable to retain executives and other key employees, the roles and responsibilities of such executive officers and employees will need to be filled either by existing or new officers and employees, which may require us to devote time and resources to identifying, hiring and integrating replacements for the departed executives and employees that could otherwise be used to integrate the Infrastructure Lending Segment with the rest of our company or otherwise pursue business opportunities. Moreover, because the marketplace for infrastructure debt professionals is highly competitive, there can be no assurance that we would be able to replace departing employees on a timely basis or at all without incurring significant expense.

In addition, we intend to leverage the existing capabilities of Starwood Energy Group, an affiliate of our Manager, with respect to our existing and future infrastructure debt investments, and our success depends, in part, on our ability to do so.  Starwood Energy Group has no obligation to provide any services to us, and so our ability to access Starwood Energy Group’s existing capabilities is dependent on our ongoing relationship with our Manager and Starwood Capital Group.  See “Item 1A. Risk Factors—Risks Related to Our Relationship with Our Manager” in our Form 10-K. Accordingly, there can be no assurance that we will continue to have access to Starwood Energy Group and its officers and key personnel.

Tax Considerations Relating to our Recent Acquisition of the Infrastructure Lending Segment.

The Infrastructure Lending Segment was acquired by, and is held in, one or more domestic or foreign subsidiaries in order to facilitate our financing of the acquisition of that portfolio and aid in the maintenance of our status as a REIT under the Code.  The domestic subsidiary that initially acquired a significant portion of the pre-existing investment portfolio of the Infrastructure Lending Segment is disregarded as to our company for U.S. federal income tax purposes and we have elected to have other foreign and domestic subsidiaries that hold or will hold a portion of the pre-existing portfolio each treated as a taxable REIT subsidiary.  With respect to newly originated infrastructure loans, we will hold such loans either in a subsidiary that is disregarded as to our company for U.S. federal income tax purposes or in foreign or domestic taxable REIT subsidiaries.  See “Item 1A. Risk Factors—Risks Related to Our Taxation as a REIT—Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow” in the Form 10-K.

In addition, certain interest payments to any such domestic or foreign subsidiary made by the underlying borrowers with respect to the infrastructure loans may be subject to withholding taxes, which would reduce the net proceeds from such payments that are received by us.

We are subject to the risks of investing in project finance.

With the completion of our acquisition of the Infrastructure Lending Segment, we are subject to the risks of investing in project finance.  Infrastructure loans are subject to the risk of default, foreclosure and loss, and the risk of loss may be greater than similar risks associated with loans made on other types of assets.  The loan structure for project finance relies primarily on the underlying project’s cash flows for repayment, with the project’s assets, rights and interests, together with the equity in the project company, typically pledged as collateral.  Accordingly, the ability of the project company to repay a project finance loan is dependent upon the successful development, construction and/or operation of such project rather than upon the existence of independent income or assets of the project company.  Moreover, the loans are typically non-recourse or limited recourse to the project sponsor, and the project company, as a special purpose entity, typically has no assets other than the project.  Accordingly, if the project’s cash flows are reduced or are otherwise less than projected, the project company’s ability to repay the loan will likely be impaired.  The Infrastructure Lending Segment has made and will continue to make certain estimates regarding project cash flows during the underwriting of its investments. These estimates may not prove accurate, as actual results may vary from estimates. A project’s cash flows can be adversely affected by, among other things:

•	if the project involves new construction,
▪	cost overruns,
▪	delays in completion,
▪	availability of land, building materials, energy, raw materials and transportation,
▪	availability of work force, management personnel and reliable contractors, and
▪	natural disasters (fire, drought, flood, earthquake) and war, civil unrest and strikes affecting contractors, suppliers or markets;
•	shortfalls in expected capacity, output or efficiency;
•	the terms of the power purchase or other offtake agreements used in the project;
•	the creditworthiness of the project company and the project sponsor;
•	competition;
•	volatility in commodity prices;
•	technology deployed, and the failure or degradation of equipment;
•	fluctuations in exchange rates or interest rates, and inflation;
•	operation and maintenance costs;
•	sufficiency of gas and electric transmission capabilities;
•	licensing and permit requirements;
•	increased environmental or other applicable regulations; and
•	changes in national, international, regional, state or local economic conditions, laws and regulations.

In the event of any default under a project finance loan, we bear the risk of loss of principal to the extent of any deficiency between the value of the collateral, if any, and the principal and accrued interest of the loan, which could have a material adverse effect on our business, financial condition and results of operations.  In the event of the bankruptcy of a project company, our investment will be deemed to be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession and our contractual rights may be unenforceable under state or other applicable law. Foreclosure proceedings against a project can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed investment.

The portfolio of our recently acquired Infrastructure Lending Segment is concentrated in the power industry, which subjects the portfolio to more risks than if the investments were more diversified.

Many of the investments in the portfolio of our recently acquired Infrastructure Lending Segment as of September 30, 2018 are focused in the power industry, including thermal power and renewable power, and approximately 62% as of September 30, 2018 relate to projects in the thermal power subsector.  In addition, one of the loans in the portfolio as of September 30, 2018, which is in the renewables sector, represents more than 10% of the total commitments of the portfolio.  If there is a downturn in the U.S. or global power industry generally, or in the thermal power, renewable power or other applicable power subsector specifically, the applicable infrastructure investments may default or not perform in accordance with expectations.  In addition to the factors described above under “We are subject to the risks of investing in project finance”, the power industry and its subsectors can be adversely affected by, among other factors:

•	market pricing for electricity;
•	change in creditworthiness of the offtaker;
•	unforseen capital expenditures;
•	government regulation and policy change; and
•	world and regional events, politics and economic conditions.

In addition to investments focused in the power industry, our portfolio also contains investments related to projects in the midstream / downstream oil and gas industry and, to a lesser extent, the upstream oil and gas industry, which also subjects us to certain risks inherent in the oil and gas industry.

Loans to power projects or oil and gas projects may be adversely affected if production from the projects declines. Such declines may be caused by various factors, including, as applicable, decreased access to capital or loss of economic incentive to complete a project, depletion of resources, catastrophic events affecting production, labor difficulties, political events, environmental proceedings, increased regulations, equipment failures and unexpected maintenance problems, failure to obtain necessary permits, unscheduled outages, unanticipated expenses, inability to successfully carry out new construction or acquisitions, import or export supply and demand disruptions, or increased competition from alternative energy sources.

The default of one or more of the infrastructure loans to the power industry as a result of a downturn within the power industry generally, or within the thermal, renewable or other subsectors within the power industry specifically, or of one of the loans to the oil and gas industry as a result of a downturn in that industry, could have a material adverse effect on our business, financial condition and results of operations.

We may have difficulty meeting our obligations on the unfunded commitments of the infrastructure loans, which could have a material adverse effect on us.

As of September 30, 2018, the loans in the portfolio of our recently acquired Infrastructure Lending Segment had total commitments of approximately $2.4 billion, including approximately $454.4 million of unfunded commitments.  Under certain circumstances, we may find it difficult to meet our remaining funding obligations with the existing infrastructure loans, or with respect to future infrastructure loans, from our ordinary operations.  In such situations, in order to meet our then-existing funding obligations, we may be required to: (i) sell assets in adverse market conditions; (ii) borrow on unfavorable terms; or (iii) fund the infrastructure loans with amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt. These alternatives could increase our costs or reduce our equity. Thus, compliance with the funding obligations with respect to the infrastructure loans may hinder our ability to grow, which could have a material adverse effect on our business, financial condition and results of operations.  In the event that we are unable to meet our funding obligations with respect to one or more infrastructure loans, we would be in breach of such loan(s), which could damage our reputation and could result in a lawsuit being brought by the project company or others, which could result in substantial costs and divert our attention and resources.

The power industry is subject to extensive regulation, which could adversely impact the business and financial performance of the projects to which our infrastructure loans relate.

The projects to which our infrastructure loans relate, which are focused in the power industry, are subject to significant and extensive federal, international, state and local governmental regulation, including how facilities are constructed, maintained and operated, environmental and safety controls, and the prices they may charge for the products and services they provide. Various governmental authorities have the power to enforce compliance with these regulations and the permits issued under them, and violators are subject to administrative, civil and criminal penalties, including civil fines, injunctions or both. Stricter laws, regulations or enforcement policies could be enacted in the future that likely would increase compliance costs, which could adversely affect the business and financial performance of the projects.  Any of the foregoing could result in a default on one or more of our investments, which could have a material adverse effect on our business, financial condition and results of operations.

We generally are not able to control the projects underlying our infrastructure loans.

Although the covenants in the financing documentation relating to the infrastructure loans generally restrict certain actions that may be taken by project companies (including restrictions on making equity distributions and incurring additional indebtedness), we generally are not able to control the projects underlying our infrastructure loans.  As a result, we are subject to the risk that the project company may make business decisions with which we disagree or that the project company may take risks or otherwise act in ways that do not serve our interests.

Operation of a project underlying an infrastructure loan involves significant risks and hazards that may impair the project company’s ability to repay the loan, resulting in its default, which could have a material adverse effect on us.

The ongoing operation of a project underlying any of our infrastructure loans involves risks that include, as applicable, the breakdown or failure of equipment or processes or performance below expected levels of output or efficiency due to wear and tear, latent defect, design error or operator error or force majeure events, among other things. In addition to natural risks such as earthquake, flood, drought, lightning, wildfire, hurricane and wind, other hazards, such as fire, explosion, structural collapse and machinery failure, acts of terrorism or related acts of war, hostile cyber intrusions or other catastrophic events are inherent risks in the operation of a project. These and other hazards can cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment and contamination of, or damage to, the environment and suspension of operations. Operation of a project also involves risks that the operator will be unable to transport its product to its customers in an efficient manner due to a lack of transmission capacity. Unplanned outages of a project, including extensions of scheduled outages due to mechanical failures or other problems, occur from time to time. Unplanned outages typically increase operation and maintenance expenses and may reduce revenues. While a project typically maintains insurance, obtains warranties from vendors and obligates contractors to meet certain performance levels, the proceeds of such insurance, warranties or performance guarantees may not cover the lost revenues, increased expenses or liquidated damages payments should the project experience equipment breakdown or non-performance by contractors or vendors.  A project’s inability to operate its assets efficiently, manage capital expenditures and costs and generate earnings and cash flow could have a material adverse effect on the project company’s ability to repay the loan, which could result in its default.  A default on one or more of the infrastructure loans could have a material adverse effect on our business, financial condition and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of securities during the three months ended September 30, 2018.

Issuer Purchases of Equity Securities

There were no purchases of common stock during the three months ended September 30, 2018.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.  Exhibits.

(a)Index to Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated August 7, 2018, between Starwood Property Trust, Inc., as buyer, and GE Capital Global Holdings, LLC, as seller

10.1

Third Amended and Restated Credit Agreement, dated February 28, 2018, between Starwood Property Mortgage Sub-10, LLC and Starwood Property Mortgage Sub-10-A, LLC, as borrowers, and Bank of America, N.A., as administrative agent, and Amendment No. 1, dated August 1, 2018, to the Third Amended and Restated Credit Agreement between Starwood Property Mortgage Sub-10, LLC and Starwood Property Mortgage Sub-10-A, LLC, as borrowers, and Bank of America, N.A., as administrative agent*

10.2

Credit Agreement, dated September 19, 2018, by and among SPT Infrastructure Finance Sub-1, LLC, SPT Infrastructure Finance Sub-2, Ltd. and SPT Infrastructure Finance Sub-3, LLC, as borrowers and MUFG Bank, Ltd., as administrative agent*

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

*Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD PROPERTY TRUST, INC.

Date: November 9, 2018	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: November 9, 2018	By:	/s/ RINA PANIRY
Rina Paniry Chief Financial Officer, Treasurer, Chief Accounting Officer and Principal Financial Officer