Form 10-Q/A
period 2018-09-30
STARWOOD PROPERTY TRUST, INC.
filed 2019-01-07
CIK 1465128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Starwood Property Trust, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (the “Form 10-Q”), which was filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2018, in response to comments from the SEC regarding a confidential treatment request made by the Company with respect to Exhibit 10.1 to the Form 10-Q. The Company is refiling the agreement contained in Exhibit 10.1 and re-instating certain information previously redacted from such Exhibit.

Except as described above, no other changes have been made to the Form 10-Q. This Amendment does not reflect events occurring after the date of the Form 10-Q, nor does it modify or update any of the other information contained in the Form 10-Q in any way other than as required to reflect the amendment discussed above. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and the Company’s other filings with the SEC.

Item 6.  Exhibits.

(a)Index to Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description

2.1†	Asset Purchase Agreement, dated August 7, 2018, between Starwood Property Trust, Inc., as buyer, and GE Capital Global Holdings, LLC, as seller

10.1

Third Amended and Restated Credit Agreement, dated February 28, 2018, between Starwood Property Mortgage Sub-10, LLC and Starwood Property Mortgage Sub-10-A, LLC, as borrowers, and Bank of America, N.A., as administrative agent, and Amendment No. 1, dated August 1, 2018, to the Third Amended and Restated Credit Agreement between Starwood Property Mortgage Sub-10, LLC and Starwood Property Mortgage Sub-10-A, LLC, as borrowers, and Bank of America, N.A., as administrative agent*

10.2†

Credit Agreement, dated September 19, 2018, by and among SPT Infrastructure Finance Sub-1, LLC, SPT Infrastructure Finance Sub-2, Ltd. and SPT Infrastructure Finance Sub-3, LLC, as borrowers and MUFG Bank, Ltd., as administrative agent*

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1†	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

† Previously filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the SEC on November 9, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD PROPERTY TRUST, INC.

Date: January 7, 2019	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: January 7, 2019	By:	/s/ RINA PANIRY
Rina Paniry Chief Financial Officer, Treasurer, Chief Accounting Officer and Principal Financial Officer