Form 10-K
period 2018-12-31
STARWOOD PROPERTY TRUST, INC.
filed 2019-02-28
CIK 1465128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

As of June 30, 2018, the aggregate market value of the voting stock held by non‑affiliates was $5,521,212,127 based on the reported last sale price of our common stock on June 29, 2018. Shares of our common stock held by affiliates, which includes officers and directors of the registrant, have been excluded from this calculation. This calculation does not reflect a determination that persons are affiliates for any other purposes.

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of February 21, 2019 was 279,277,283.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated By Reference: The information required by Part III of this Form 10‑K, to the extent not set forth herein or by amendment, is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or prior to April 30, 2019.

Special Note Regarding Forward‑Looking Statements

This Annual Report on Form 10-K (this “Form 10-K”) contains certain forward-looking statements, including without limitation, statements concerning our operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are developed by combining currently available information with our beliefs and assumptions and are generally identified by the words “believe,” “expect,” “anticipate” and other similar expressions. Forward-looking statements do not guarantee future performance, which may be materially different from that expressed in, or implied by, any such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates.

These forward-looking statements are based largely on our current beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors that may cause actual results to vary from our forward-looking statements are set forth under the caption “Risk Factors” in this report and include, but are not limited to:

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

In light of these risks and uncertainties, there can be no assurances that the results referred to in the forward-looking statements contained in this Form 10-K will in fact occur. Except to the extent required by applicable law or regulation, we undertake no obligation to, and expressly disclaim any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, changes to future results over time or otherwise.

PART I

Item 1.  Business.

The following description of our business should be read in conjunction with the information included elsewhere in this Form 10‑K for the year ended December 31, 2018. This discussion contains forward‑looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward‑looking statements due to the factors set forth in “Risk Factors” and elsewhere in this Form 10‑K. References in this Form 10‑K to “we,” “our,” “us,” or the “Company” refer to Starwood Property Trust, Inc. and its subsidiaries.

General

Starwood Property Trust, Inc. (“STWD” and, together with its subsidiaries, “we” or the “Company”) is a Maryland corporation that commenced operations in August 2009, upon the completion of our initial public offering (“IPO”). We are focused primarily on originating, acquiring, financing and managing mortgage loans and other real estate investments in both the United States (“U.S.”) and Europe. As market conditions change over time, we may adjust our strategy to take advantage of changes in interest rates and credit spreads as well as economic and credit conditions.

We have four reportable business segments as of December 31, 2018 and we refer to the investments within these segments as our target assets:

•

Real estate commercial and residential lending (the “Commercial and Residential Lending Segment,” formerly known as “Real estate lending”)—engages primarily in originating, acquiring, financing and managing commercial and residential first mortgages, subordinated mortgages, mezzanine loans, preferred equity, commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”) and other real estate and real estate-related debt investments in both the U.S. and Europe (including distressed or non-performing loans).

•	Infrastructure lending (the “Infrastructure Lending Segment”)—engages primarily in originating, acquiring, financing and managing infrastructure debt investments.

•

Real estate property (the “Property Segment”)—engages primarily in acquiring and managing equity interests in stabilized commercial real estate properties, including multifamily properties and commercial properties subject to net leases, that are held for investment.

•

Real estate investing and servicing (the “Investing and Servicing Segment”)—includes (i) a servicing business in the U.S. that manages and works out problem assets, (ii) an investment business that selectively acquires and manages unrated, investment grade and non-investment grade rated CMBS, including subordinated interests of securitization and resecuritization transactions, (iii) a mortgage loan business which originates conduit loans for the primary purpose of selling these loans into securitization transactions and (iv) an investment business that selectively acquires commercial real estate assets, including properties acquired from CMBS trusts.

Our segments exclude the consolidation of securitization variable interest entities (“VIEs”).

On September 19, 2018 and October 15, 2018, we acquired the equity of GE Capital Global Holdings, LLC (“GE Capital”) for approximately $2.2 billion (the “Infrastructure Lending Segment”).

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

•	seeking situations where our size, scale, speed and sophistication allow us to position ourselves as a “one‑stop” lending solution for real estate owner/operators;
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

•

utilizing the skills, expertise and infrastructure we acquired through our acquisition of LNR, a market leading diversified real estate investment management and loan servicing company, to expand and diversify our presence in various segments of real estate, including:

•	origination of small and medium sized loan transactions ($10 million to $50 million) for both investment and securitization/gain‑on‑sale;
•	investment in CMBS;
•	investment in commercial real estate;
•	special servicing of commercial real estate loans in commercial real estate securitization transactions; and

•	utilizing the skills and expertise we acquired through our acquisition of the Infrastructure Lending Segment to expand our originations and acquisitions of infrastructure debt investments.

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

Investment Process

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

•	loan sales, syndications and/or securitizations; and

•	public or private offerings of our equity and/or debt securities.

We may also utilize other sources of financing to the extent available to us.

Our Target Assets

We invest in target assets secured primarily by U.S. or European collateral. We focus primarily on originating or opportunistically acquiring commercial mortgage whole loans, B‑Notes, mezzanine loans, preferred equity and mortgage‑backed securities (“MBS”). We may invest in performing and non‑performing mortgage loans and other real estate‑related loans and debt investments. We may acquire target assets through portfolio acquisitions or other types of acquisitions. Our Manager targets desirable markets where it has expertise in the real estate collateral underlying the assets being acquired. Our target assets include the following types of loans and other investments:

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

•

Infrastructure loans: senior secured project finance loans and senior secured project finance investment securities secured by power generation facilities and midstream and downstream oil and gas assets; and

•

Net leases:  commercial properties subject to net leases, which leases typically have longer terms than gross leases, require tenants to pay substantially all of the operating costs associated with the properties and often have contractually specified rent increases throughout their terms.

In addition, we may invest in the following real estate-related investments:

•	Agency RMBS: RMBS for which a U.S. government agency or a federally chartered corporation guarantees payments of principal and interest on the securities.

Business Segments

We currently operate our business in four reportable segments: the Commercial and Residential Lending Segment, the Infrastructure Lending Segment, the Property Segment and the Investing and Servicing Segment. Refer to Note 23 to the consolidated financial statements included herein (the “Consolidated Financial Statements”) for our results of operations and financial position by business segment.

Commercial and Residential Lending Segment

The following table sets forth the amount of each category of investments we owned across various property types within our Commercial and Residential Lending Segment as of December 31, 2018 and 2017 (dollars in thousands):

							Unlevered
	Face	Carrying		Asset Specific	Net		Return on
	Amount	Value		Financing	Investment	Vintage	Asset
December 31, 2018
First mortgages (1)	$6,627,879	$6,603,760		$3,542,214	$3,061,546	1997-2018	7.0%
Subordinated mortgages	53,996	52,778		—	52,778	1998-2018	9.4%
Mezzanine loans (1)	394,739	393,832		—	393,832	2005-2018	11.6%
Other loans	64,658	61,001		—	61,001	1999-2018	9.1%
Loans held-for-sale, fair value option, residential	609,571	623,660		499,756	123,904	2013-2018	6.1%
Loans held-for-sale, commercial	48,667	46,495		30,525	15,970	2018	6.3%
Loans transferred as secured borrowings	74,692	74,346		74,239	107	N/A
Loan loss allowance	—	(39,151)		—	(39,151)	N/A
RMBS, available-for-sale	309,497	209,079		44,070	165,009	2003-2007	11.7%
RMBS, fair value option	62,397	87,879	(2)	13,179	74,700	2018	8.0%
CMBS, fair value option	160,198	158,688	(2)	83,864	74,824	2018	6.7%
HTM debt securities (3)	585,017	583,381		191,991	391,390	2014-2018	7.5%
Equity security	11,660	11,893		—	11,893	N/A
Investment in unconsolidated entities	N/A	35,274		—	35,274	N/A
	$9,002,971	$8,902,915		$4,479,838	$4,423,077

December 31, 2017
First mortgages (1)	$5,839,827	$5,815,008		$2,636,881	$3,178,127	1989-2017	6.7%
Subordinated mortgages	177,386	177,115		—	177,115	1998-2014	11.8%
Mezzanine loans (1)	545,355	545,299		—	545,299	2005-2017	11.5%
Other loans	29,320	25,607		—	25,607	1999-2017	12.5%
Loans held-for-sale, fair value option, residential	594,105	613,287		444,539	168,748	2013-2017	6.0%
Loans transferred as secured borrowings	75,000	74,403		74,185	218	N/A
Loan loss allowance	—	(4,330)		—	(4,330)	N/A
RMBS, available-for-sale	366,711	247,021		117,534	129,487	2003-2007	10.0%
HTM debt securities (3)	437,531	433,468		267,533	165,935	2013-2017	5.8%
Equity security	12,350	13,523		—	13,523	N/A
Investment in unconsolidated entities	N/A	45,028		—	45,028	N/A
	$8,077,585	$7,985,429		$3,540,672	$4,444,757

(1)

First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.  The application of this methodology resulted in mezzanine loans with carrying values of $1.0 billion and $851.1 million being classified as first mortgages as of December 31, 2018 and 2017, respectively.

(2)

Includes $87.9 million of RMBS and $158.7 million of CMBS reflected in “VIE liabilities” in our consolidated balance sheet as of December 31, 2018, in accordance with Accounting Standards Codification (“ASC”) 810 as it relates to the consolidation of securitization VIEs.

(3)	CMBS held-to-maturity (“HTM”) and mandatorily redeemable preferred equity interests in commercial real estate entities.

As of December 31, 2018 and 2017, our Commercial and Residential Lending Segment’s investment portfolio, excluding loans held-for-sale, RMBS and other investments, had the following characteristics based on carrying values:

	As of December 31,
Collateral Property Type	2018	2017
Office	35.0%	33.7%
Hotel	23.5%	16.8%
Multifamily	15.4%	9.4%
Mixed Use	11.9%	18.4%
Residential	4.9%	7.1%
Retail	2.4%	7.8%
Industrial	1.7%	2.3%
Parking	—%	2.2%
Other	5.2%	2.3%
	100.0%	100.0%

	As of December 31,
Geographic Location	2018	2017
North East	28.7%	31.5%
West	22.7%	21.6%
South West	14.0%	12.1%
International	11.0%	12.4%
South East	9.9%	12.6%
Midwest	6.9%	5.1%
Mid Atlantic	6.8%	4.7%
	100.0%	100.0%

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

The weighted average coupon for first mortgages, mezzanine loans and other loans held-for-investment originated and acquired by the Commercial and Residential Lending Segment during the year ended December 31, 2018 was 7.0%, 7.7% and 7.1%, respectively.  The following table summarizes the activity in the Commercial and Residential Lending Segment’s loan portfolio and the associated changes in future funding commitments associated with these loans during the year ended December 31, 2018 (amounts in thousands):

	Carrying	Future Funding
	Value	Commitments
Balance at January 1, 2018	$7,246,389	$1,578,688
Acquisitions/originations	4,588,526	1,637,627
Additional funding and expired commitments	556,638	(595,093)
Capitalized interest (1)	63,047	—
Basis of loans sold	(1,518,914)	(106,170)
Loan maturities/principal repayments	(3,088,683)	(303,551)
Discount accretion/premium amortization	37,999	—
Change in fair value	(6,851)	—
Unrealized foreign currency translation loss	(26,645)	(7,162)
Change in loan loss allowance, net	(34,821)	—
Transfer to/from other asset classifications	36	—
Balance at December 31, 2018	$7,816,721	$2,204,339

(1)	Represents accrued interest income on loans whose terms do not require current payment of interest.

As of December 31, 2018, the Commercial and Residential Lending Segment’s loans held‑for‑investment and HTM securities had a weighted‑average maturity of 2.1 years, inclusive of extension options that management believes are probable of exercise. The table below shows the carrying value expected to mature annually for our loans held‑for‑investment and HTM securities (amounts in thousands, except number of investments maturing).

	Number of
	Investments	Carrying
Year of Maturity	Maturing (1)	Value (1)	% of Total
2019	68	$1,693,360	22.0%
2020	71	2,068,732	26.9%
2021	95	2,577,338	33.5%
2022	19	491,217	6.4%
2023	12	492,683	6.4%
2024	18	330,447	4.3%
2025	1	40,975	0.5%
Total	284	$7,694,752	100.0%

(1)	Excludes loans held-for-sale, loans transferred as secured borrowings, RMBS, equity security and investments in unconsolidated entities. Carrying value also excludes loan loss allowance.

Infrastructure Lending Segment

The following table sets forth the amount of each category of investments we owned within our Infrastructure Lending Segment as of December 31, 2018 (dollars in thousands):

					Unlevered
	Face	Carrying	Asset Specific	Net	Return on
	Amount	Value	Financing	Investment	Asset
December 31, 2018
First priority infrastructure loans and HTM securities	$1,537,412	$1,517,547	$1,130,567	$386,980	5.9%
Loans held-for-sale, infrastructure	486,909	469,775	393,984	75,791	3.6%
	$2,024,321	$1,987,322	$1,524,551	$462,771

As of December 31, 2018, our Infrastructure Lending Segment’s investment portfolio had the following characteristics based on carrying values:

Collateral Type	December 31, 2018
Natural gas power	54.3%
Renewable power	30.8%
Midstream/downstream oil & gas	9.3%
Other thermal power	5.1%
Upstream oil & gas	0.5%
100.0%

Geographic Location	December 31, 2018
U.S. Regions:
North East	32.8%
Midwest	15.9%
South West	12.9%
West	4.7%
Mid-Atlantic	4.6%
South East	3.4%
International:
Mexico	12.5%
United Kingdom	4.7%
Ireland	2.4%
Other	6.1%
100.0%

The weighted average coupon for first priority infrastructure loans and HTM securities during the year ended December 31, 2018 was 5.7%.  The following table summarizes the activity in the Infrastructure Lending Segment’s portfolio and the associated changes in future funding commitments associated with the portfolio during the year ended December 31, 2018 (amounts in thousands):

	Carrying	Future Funding
	Value	Commitments
Balance at January 1, 2018	$—	$—
Acquisition of Infrastructure Lending Portfolio	2,034,400	466,340
Acquisitions/originations	81,842	12,915
Additional funding and expired commitments	63,963	(64,506)
Loan maturities/principal repayments (revolvers)	(14,697)	(4,694)
Loan maturities/principal repayments (all other)	(172,359)	—
Discount accretion/premium amortization	(131)	—
Unrealized foreign currency translation loss	(5,696)	(395)
Balance at December 31, 2018	$1,987,322	$409,660

As of December 31, 2018, the Infrastructure Lending Segment’s first priority infrastructure loans and HTM securities had a weighted‑average maturity of 4.9 years, inclusive of extension options that management believes are probable of exercise. The table below shows the carrying value expected to mature annually for our first priority infrastructure loans and HTM securities (amounts in thousands, except number of investments maturing).

	Number of
	Investments	Carrying
Year of Maturity	Maturing (1)	Value (1)	% of Total
2019	—	$70,584	4.7%
2020	5	399,131	26.3%
2021	5	138,541	9.1%
2022	8	220,151	14.5%
2023	3	273,489	18.0%
2024	6	197,494	13.0%
2025	4	122,287	8.1%
2026	3	27,603	1.8%
2027	—	7,147	0.5%
2028 and thereafter	5	61,120	4.0%
Total	39	$1,517,547	100.0%

(1)	Excludes loans held-for-sale.

Property Segment

The following table sets forth the amount of each category of investments, which are comprised of properties, intangible lease assets and liabilities and our equity investment in four regional shopping malls (the “Retail Fund”) held within our Property Segment as of December 31, 2018 and 2017 (amounts in thousands):

	As of December 31,
	2018	2017
Properties, net	$2,512,847	$2,364,806
Lease intangibles, net	87,729	111,631
Investment in unconsolidated entities	114,362	110,704
	$2,714,938	$2,587,141

The following table sets forth our net investment and other information regarding the Property Segment’s properties and intangible lease assets and liabilities as of December 31, 2018 (dollars in thousands):

		Asset			Weighted Average
	Carrying	Specific	Net	Occupancy	Remaining
	Value	Financing	Investment	Rate	Lease Term
Office—Medical Office Portfolio	$760,532	$486,284	$274,248	92.9%	6.4 years
Office—Ireland Portfolio	503,210	349,238	153,972	98.7%	9.8 years
Multifamily residential—Ireland Portfolio	18,284	11,887	6,397	100.0%	0.3 years
Multifamily residential—Woodstar I Portfolio	623,506	407,264	216,242	98.3%	0.5 years
Multifamily residential—Woodstar II Portfolio	598,617	437,441	161,176	99.9%	0.5 years
Retail—Master Lease Portfolio	343,790	192,073	151,717	100.0%	23.4 years
Subtotal—undepreciated carrying value	2,847,939	1,884,187	963,752
Accumulated depreciation and amortization	(247,363)	—	(247,363)
Net carrying value	$2,600,576	$1,884,187	$716,389

See Note 7 to the Consolidated Financial Statements for a description of the above-referenced Property Segment Portfolios.

As of December 31, 2018 and 2017, our Property Segment’s investment portfolio had the following geographic characteristics based on carrying values:

	As of December 31,
Geographic Location	2018	2017
Ireland	17.7%	20.1%
U.S. Regions:
South East	50.8%	38.4%
South West	8.6%	9.4%
Midwest	8.3%	12.2%
North East	8.1%	8.8%
West	6.5%	9.2%
Mid-Atlantic	—%	1.9%
	100.0%	100.0%

Refer to Schedule III included in Item 8 of this Form 10‑K for a detailed listing of the properties held by the Company, including their respective geographic locations.

Investing and Servicing Segment

The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of December 31, 2018 and 2017 (amounts in thousands):

				Asset
	Face	Carrying		Specific	Net
	Amount	Value		Financing	Investment
December 31, 2018
CMBS, fair value option	$2,872,381	$998,820	(1)	$320,158	$678,662
Intangible assets - servicing rights	N/A	44,632	(2)	—	44,632
Lease intangibles, net	N/A	29,327		—	29,327
Loans held-for-sale, fair value option, commercial	46,249	47,622		34,105	13,517
Loans held-for-investment	3,357	3,357		—	3,357
Investment in unconsolidated entities	N/A	44,129		—	44,129
Properties, net	N/A	272,043		230,995	41,048
	$2,921,987	$1,439,930		$585,258	$854,672
December 31, 2017
CMBS, fair value option	$3,098,574	$1,024,143	(1)	$145,456	$878,687
Intangible assets - servicing rights	N/A	59,005	(2)	—	59,005
Lease intangibles, net	N/A	31,000		—	31,000
Loans held-for-sale, fair value option, commercial	132,393	132,456		66,377	66,079
Loans held-for-investment	3,796	3,796		—	3,796
Investment in unconsolidated entities	N/A	50,759		—	50,759
Properties, net	N/A	282,675		199,693	82,982
	$3,234,763	$1,583,834		$411,526	$1,172,308

(1)	Includes $957.5 billion and $1.0 billion of CMBS reflected in “VIE liabilities” in accordance with ASC 810 as of December 31, 2018 and 2017, respectively.

(2)	Includes $24.1 million and $28.2 million of servicing rights intangibles reflected in “VIE assets” in accordance with ASC 810 as of December 31, 2018 and 2017, respectively.

As of December 31, 2018, the Investing and Servicing Segment’s CMBS had a weighted‑average expected maturity of 7.7 years. The table below shows the CMBS carrying value expected to mature annually (amounts in thousands, except number of investments maturing).

	Number of
	Investments	Carrying
Year of Maturity	Maturing	Value	% of Total
2019	49	$18,609	1.9%
2020	9	21,263	2.1%
2021	5	10,774	1.1%
2022	4	6,101	0.6%
2023	25	115,360	11.5%
2024	27	115,508	11.6%
2025	52	106,488	10.7%
2026	61	188,393	18.9%
2027	44	105,033	10.5%
2028 and thereafter	83	311,291	31.1%
Total	359	$998,820	100.0%

Our REIS Equity Portfolio, as defined in Note 3 to the Consolidated Financial Statements, had the following characteristics based on carrying values of $284.7 million and $292.8 million as of December 31, 2018 and 2017, respectively:

	As of December 31,
Property Type	2018	2017
Office	56.5%	38.5%
Retail	24.1%	37.5%
Multifamily	7.8%	12.5%
Mixed Use	5.1%	7.0%
Self-storage	4.5%	4.5%
Hotel	2.0%	—%
	100.0%	100.0%

	As of December 31,
Geographic Location	2018	2017
South East	37.9%	46.3%
North East	22.4%	14.0%
South West	18.0%	12.5%
West	9.8%	10.8%
Midwest	6.8%	7.5%
Mid Atlantic	5.1%	8.9%
	100.0%	100.0%

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

Our Manager draws upon the experience and expertise of Starwood Capital Group’s team of professionals and support personnel operating in 13 cities across five countries. Our Manager also benefits from Starwood Capital Group’s dedicated asset management group operating in offices located in the U.S. and abroad. We also benefit from Starwood Capital Group’s portfolio management, finance and administration functions, which address legal, compliance, investor relations and operational matters, asset valuation, risk management and information technologies in connection with the performance of our Manager’s duties.

Employees

As of December 31, 2018, the Company had 290 full‑time employees, the majority of which are real estate professionals located throughout the U.S.

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

We utilize taxable REIT subsidiaries (“TRSs”) to conduct certain activities that would generate non-qualifying income or income subject to the prohibited transaction tax if earned directly by the REIT, and to hold certain assets that would represent non-qualifying assets if held directly by the REIT.   In most cases, income associated with a TRS is fully taxable because a TRS is classified as a regular corporation for income tax purposes.

See Item 1A—“Risk Factors—Risks Related to Our Taxation as a REIT” for additional tax status information.

Leverage Policies

Refer to Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Leverage Policies.”

Available Information

Our website address is www.starwoodpropertytrust.com. We make available free of charge through our website our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, all amendments to those reports and other filings as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”), and also make available on our website the charters for the Audit, Compensation and Nominating and Corporate Governance Committees of our board of directors and our Code of Business Conduct and Ethics and Code of Ethics for Principal Executive Officer and Senior Financial Officers, as well as our corporate governance guidelines. Copies in print of these documents are available upon request to our Corporate Secretary at the address indicated on the cover of this report. The information on our website is not a part of, nor is it incorporated by reference into, this Form 10‑K. Any material we file with or furnish to the SEC is also maintained on the SEC website (http://www.sec.gov).

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

Item 1A.  Risk Factors.

Risks Related to Our Relationship with Our Manager

We are dependent on Starwood Capital Group, including our Manager and their key personnel, who provide services to us through the management agreement, and we may not find a suitable replacement for our Manager and Starwood Capital Group if the management agreement is terminated, or for these key personnel if they leave Starwood Capital Group or otherwise become unavailable to us.

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

Our Manager and executive officers may have conflicts between their duties to us and their duties to, and interests in, Starwood Capital Group and its other investment funds. From time to time, one or more private investment funds sponsored by Starwood Capital Group (collectively, “Starwood Private Real Estate Funds”) may be subject to exclusivity provisions that require all or a portion of investment opportunities related to real estate to be allocated to such Starwood Private Real Estate Funds rather than to us.  Subject to the provisions of the co-investment and allocation agreement as described in the next paragraph, there can be no assurance that future Starwood Private Real Estate Funds would not be subject to such exclusivity requirements and, as a result, they may acquire investment opportunities that would not be available to us. Our independent directors do not approve each co-investment made by the Starwood Private Real Estate Fund and us unless the amount of capital we invest in the proposed co-investment otherwise requires the review and approval of our independent directors pursuant to our investment guidelines. Pursuant to the exclusivity provisions of the Starwood Private Real Estate Fund, our investment strategy may not include either (i) equity interests in real estate or (ii) “near-to-medium-term loan to own” investments, in each case (of both (i) and (ii)) if such investments are expected, at the time such investment is made, to produce an internal rate of return (“IRR”) within the target return threshold specified in the governing documents of one or more Starwood Private Real Estate Funds. Therefore, our board of directors does not have the flexibility to expand our investment strategy to include equity interests in real estate or “near-term loan to own” investments with such an IRR expectation.

Our Manager, Starwood Capital Group and their respective affiliates may sponsor or manage a U.S. publicly traded investment vehicle that invests generally in real estate assets but not primarily in our “target assets” (as defined in our co-investment and allocation agreement) (a “potential competing vehicle”). Our Manager and Starwood Capital Group have also agreed in our co-investment and allocation agreement that for so long as the management agreement is in effect and our Manager and Starwood Capital Group are under common control, no entity controlled by Starwood Capital Group will sponsor or manage a potential competing vehicle unless Starwood Capital Group adopts a policy that either (i) provides for the fair and equitable allocation of investment opportunities in our “target assets” (as defined in our co-investment and allocation agreement) among all such vehicles and us or (ii) provides us the right to co‑invest with respect to any “target assets” (as defined in our co-investment and allocation agreement) with such vehicles, in each case subject to the suitability of each investment opportunity for the particular vehicle and us and each such vehicle’s and our availability of cash for investment. To the extent that there is overlap between our investment program and that of a Starwood Private Real Estate Fund, a fair and equitable allocation policy may involve a co-investment between us and such Starwood Private Real Estate Fund or a chronological rotation between us and such Starwood Private Real Estate Fund.

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

Certain of our executive officers and two of our seven directors are executives of Starwood Capital Group. Our management agreement with our Manager was negotiated between related parties and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

Termination of the management agreement with our Manager without cause is difficult and costly. Our independent directors will review our Manager’s performance and the management fees annually and the management agreement may be terminated annually upon the affirmative vote of at least two‑thirds of our independent directors based upon: (i) our Manager’s unsatisfactory performance that is materially detrimental to us or (ii) a determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two‑thirds of our independent directors. Our Manager will be provided 180 days prior notice of any such a termination. Additionally, upon such a termination, the management agreement provides that we will pay our Manager a termination fee equal to three times the sum of the average annual base management fee and incentive fee received by our Manager during the prior 24‑month period before such termination, calculated as of the end of the most recently completed fiscal quarter. These provisions may increase the cost to us of terminating the management agreement and adversely affect our ability to terminate our Manager without cause.

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

Pursuant to the management agreement, our Manager does not assume any responsibility other than to render the services called for thereunder and is not responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our Manager maintains a contractual,  as opposed to a fiduciary,  relationship with us. Under the terms of the management agreement, our Manager, its officers, members, personnel, any person controlling or controlled by our Manager and any person providing sub‑advisory services to our Manager will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the management agreement, except because of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard of their duties under the management agreement. In addition, we have agreed to indemnify our Manager, its officers, stockholders, members, managers, directors, personnel, any person controlling or controlled by our Manager and any person providing sub‑advisory services to our Manager with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts or omissions of our Manager not constituting bad faith, willful misconduct, gross negligence or reckless disregard of duties, performed in good faith in accordance with and pursuant to the management agreement.

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

Core earnings is not a measure calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and is defined within Item 7 – Non-GAAP Financial Measures in this Form 10-K.

Our conflicts of interest policy may not adequately address all of the conflicts of interest that may arise with respect to our investment activities and also may limit the allocation of investments to us.

In order to avoid any actual or perceived conflicts of interest with our Manager, Starwood Capital Group, any of their affiliates or any investment vehicle sponsored or managed by Starwood Capital Group or any of its affiliates, which we refer to as the Starwood parties, we have adopted a conflicts of interest policy to specifically address some of the conflicts relating to our investment opportunities. Although under this policy the approval of a majority of our independent directors is required to approve (i) any purchase of our assets by any of the Starwood parties and (ii) any purchase by us of any assets of any of the Starwood parties, this policy may not be adequate to address all of the conflicts that may arise or may not address such conflicts in a manner that results in the allocation of a particular investment opportunity to us or is otherwise favorable to us. In addition, the Starwood Private Real Estate Funds currently, and additional competing vehicles may in the future, participate in some of our investments, possibly at a more senior level in the capital structure of the underlying borrower and related real estate than our investment. Our interests in such investments may also conflict with the interests of these entities in the event of a default or restructuring of the investment. Participating investments will not be the result of arm’s length negotiations and will involve potential conflicts between our interests and those of the other participating entities in obtaining favorable terms. Since certain of our executives are also executives of Starwood Capital Group, the same personnel may determine the price and terms for the investments for both us and these entities and any procedural protections, such as obtaining market prices or other reliable indicators of fair value, may not prevent the consideration we pay for these investments from exceeding their fair value or ensure that we receive terms for a particular investment opportunity that are as favorable as those available from an independent third party.

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

New investments may not be profitable (or as profitable as we expect), may increase our exposure to certain industries, may increase our exposure to interest rate, foreign currency, real estate market or credit market fluctuations, may divert managerial attention from more profitable opportunities and may require significant financial resources. A change in our investment strategy may also increase any guarantee obligations we agree to incur or increase the number of transactions we enter into with affiliates. Moreover, new investments may present risks that are difficult for us to adequately assess, given our lack of familiarity with a particular type of investment. The risks related to new investments or the financing risks associated with such investments could adversely affect our results of operations, financial condition and liquidity, and could impair our ability to make distributions to our stockholders.

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

Our network systems and storage applications, and those systems and storage and other business applications maintained by our third party providers, may be subject to attempts to gain unauthorized access, breach, malfeasance or other system disruptions. In some cases, it is difficult to anticipate or to detect immediately such incidents and the damage caused thereby.  While we continually work to safeguard our internal network systems and validate the security of our third party providers, including through information security policies and employee awareness and training, such actions may not be sufficient to prevent cyber-attacks or security breaches. The loss, disclosure, misappropriation or access of information or the Company’s failure to meet its obligations could result in legal claims or proceedings, penalties and remediation costs. A significant data breach or the Company’s failure to meet its obligations may adversely affect the Company’s reputation, business, results of operations and financial condition.

In particular, our business is highly dependent on communications and information systems of Starwood Capital Group. Any failure or interruption of Starwood Capital Group’s systems could cause delays or other problems, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

Terrorist attacks and other acts of violence or war may affect the real estate industry and our business, financial condition and results of operations.

Any terrorist attacks, the anticipation of any such attacks, the consequences of any military or other response by the U.S. and its allies and other armed conflicts could disrupt the U.S. financial markets, including the real estate capital markets, and negatively impact the U.S. and global economy in general, including a decrease in consumer confidence and spending. The economic impact of these events could also adversely affect the credit quality of some of our loans and investments and the properties underlying our interests.

We may suffer losses as a result of the adverse impact of any future attacks and these losses may adversely impact our performance and may cause the market value of our common stock to decline or be more volatile. A prolonged economic slowdown, a recession or declining real estate values as a result of any such attack could impair the performance of our investments and harm our financial condition and results of operations, increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We cannot predict the severity of the effect that potential future terrorist attacks would have on us. Although we carry liability insurance, losses resulting from these types of events may not be fully insurable.

We have not established a minimum distribution payment level and we may not be able to make distributions to our stockholders in the future at current levels or at all.

We are generally required to distribute to our stockholders at least 90% of our taxable income each year for us to qualify as a REIT under the Code, which requirement we currently intend to satisfy through quarterly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. We have not established a minimum distribution payment level, and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors contained in this Form 10-K. Although we have made, and anticipate continuing to make, quarterly distributions to our stockholders, our board of directors has the sole discretion to determine the timing, form and amount of any future distributions to our stockholders, and such determination will depend on our earnings, our financial condition, debt covenants, maintenance of our REIT qualification and other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to continue to pay distributions to our stockholders:

•the profitability of the investment of the net proceeds from our equity offerings;

•our ability to make profitable investments;

•margin calls or other expenses that reduce our cash flow;

•defaults in our asset portfolio or decreases in the value of our portfolio; and

•the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

As a result, distributions to our stockholders in the future may not continue or the level of any future distributions we do make to our stockholders may not achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect our stockholders’ return on investment.

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

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes‑Oxley Act of 2002. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business or changes in applicable accounting rules. We cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we believe that internal controls were effective. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal control over financial reporting as of the required dates. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially and adversely affect us by, for example, leading to a decline in our stock price and impairing our ability to raise capital.

Risks Related to Sources of Financing

Our access to sources of financing may be limited and thus our ability to maximize our returns may be adversely affected.

Our financing sources currently include our credit agreements, our master repurchase agreements, our convertible senior notes, our senior notes, our mortgage debt on certain investment properties and common stock and debt offerings. Subject to market conditions and availability, we may seek additional sources of financing in the form of bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities, structured financing arrangements, public and private equity and debt issuances and derivative instruments, in addition to transaction or asset-specific funding arrangements.

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

We currently have a significant amount of indebtedness outstanding.  As of December 31, 2018, our total consolidated indebtedness was approximately $10.8 billion (excluding accounts payable, accrued expenses, other liabilities, VIE liabilities and unfunded commitments). Our outstanding indebtedness currently includes our credit agreements, our repurchase agreements, our convertible senior notes, our senior notes and mortgage debt on certain investment properties. Subject to market conditions and availability, we may incur additional debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities, structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset-specific funding arrangements. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. Our governing documents contain no limitation on the amount of debt we may incur. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. However, under our current repurchase agreements and bank credit facilities, our total leverage may not exceed 75% of total assets (as defined therein), as adjusted to remove the impact of bona‑fide loan sales that are accounted for as financings and the consolidation of VIEs pursuant to GAAP. Moreover, the respective indentures governing our senior notes contain covenants that, subject to a number of exceptions and adjustments, among other things,   limit our ability to incur additional indebtedness and  require that we maintain total unencumbered assets (as defined therein) of not less than 120% of the aggregate principal amount of our outstanding unsecured indebtedness (as defined therein).  In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt subjects us to many risks that, if realized, would materially and adversely affect us, including the risk that:

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

•our debt may increase our vulnerability to adverse economic and industry conditions, and investment yields may not increase with higher financing costs;

•we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, stockholder distributions or other purposes; and

•we may not be able to refinance debt that matures prior to the investment it was used to finance on favorable terms, or at all.

In addition, subject to certain conditions, the lenders under our credit facilities retain the sole discretion over the market value of loans and/or securities that serve as collateral for the borrowings under our credit facilities for purposes of determining whether we are required to pay margin to such lenders.

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

•increases in the level of interest rates may (x) increase the credit risk of our assets by negatively impacting the ability of our borrowers to pay debt service on our floating rate loan assets or our ability to refinance our assets upon maturity and (y) negatively impact the value of the real estate supporting our investments (or that we own directly) through the impact such increases can have on property valuation capitalization rates; and

•changes in interest rates and/or the differential between U.S. dollar interest rates and those of non‑dollar currencies in which we invest can adversely affect the value of our non‑dollar assets and/or associated currency hedging transactions.

In addition, our variable rate indebtedness may use LIBOR as a benchmark for establishing the rate.  As was announced in July 2017, LIBOR is anticipated to be phased out by the end of 2021.  Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely impact the availability and cost of borrowings.

Our warehouse facilities may limit our ability to acquire assets, and we may incur losses if the collateral is liquidated.

We utilize warehouse facilities pursuant to which we accumulate mortgage loans in anticipation of a securitization financing, which assets are pledged as collateral for such facilities until the securitization transaction is consummated. In order to borrow funds to acquire assets under any additional warehouse facilities, we expect that our lenders thereunder would have the right to review the potential assets for which we are seeking financing. We may be unable to obtain the consent of a lender to acquire assets that we believe would be beneficial to us and we may be unable to obtain alternate financing for such assets. In addition, a securitization transaction may not be consummated with respect to the assets being warehoused. If the securitization is not consummated, the lender could liquidate the warehoused collateral and we would then have to pay any amount by which the original purchase price of the collateral assets exceeds its sale price, subject to negotiated caps, if any, on our exposure. In addition, regardless of whether the securitization is consummated, if any of the warehoused collateral is sold before the consummation, we would have to bear any resulting loss on the sale. We may not be able to obtain additional warehouse facilities on favorable terms, or at all.

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

We are subject to various restrictive covenants contained in our existing financing arrangements and may become subject to additional covenants in connection with future financings. Our credit agreements contain covenants that restrict our ability to incur additional debt or liens, make certain investments or acquisitions, merge, consolidate or transfer or dispose of substantially all of our assets or otherwise dispose of property and assets, pay dividends and make certain other restricted payments, change the nature of our business or enter into transactions with affiliates. Our credit agreements, as well as our master repurchase agreements, each requires us to maintain compliance with various financial covenants, including a minimum tangible net worth and cash liquidity, and specified financial ratios, such as total debt to total assets and EBITDA to fixed charges. In addition, the respective indentures governing our respective senior notes contain covenants that, subject to a number of exceptions, adjustments and, in certain circumstances, termination provisions, among other things: limit our ability to incur additional indebtedness; require that we maintain total unencumbered assets (as defined therein) of not less than 120% of the aggregate principal amount of our outstanding unsecured indebtedness (as defined therein); and impose certain requirements in order for us to merge or consolidate with another person.

These covenants may limit our flexibility to pursue certain investments or incur additional debt. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements and our indebtedness could be declared due and payable.  In addition, our lenders could terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We may also be subject to cross‑default and acceleration rights and, with respect to collateralized debt, the posting of additional collateral and foreclosure rights upon default. Further, such limitations on our liquidity could also make it difficult for us to satisfy the distribution requirements necessary to maintain our status as a REIT for U.S. federal income tax purposes.

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

We utilize non‑recourse securitizations of our investments in mortgage loans to the extent consistent with the maintenance of our REIT qualification and exemption from the Investment Company Act in order to generate cash for funding new investments and/or to leverage existing assets. In most instances, this involves us transferring our loans to a special purpose securitization entity in exchange for cash. In some sale transactions, we also retain a subordinated interest in the loans sold. The securitization of our portfolio investments might magnify our exposure to losses on those portfolio investments because the subordinated interest we retain in the loans sold would be subordinate to the senior interest in the loans sold, and we would, therefore, absorb all of the losses sustained with respect to a loan sold before the owners of the senior interest experience any losses. Moreover, we cannot be assured that we will be able to access the securitization market in the future or be able to do so at favorable rates. The inability to consummate securitizations of our portfolio investments to finance our investments on a long‑term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to continue to grow our business.

We may not have the ability to raise funds on acceptable terms necessary to settle conversions of our outstanding convertible senior notes or to purchase our outstanding convertible senior notes upon a fundamental change.

As of December 31, 2018, we had $328.0 million in principal amount of convertible senior notes outstanding. If a fundamental change within the meaning of our outstanding convertible senior notes occurs, holders of those notes will have the right to require us to purchase for cash any or all of their notes. The fundamental change purchase price will equal 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest thereon. In addition, upon conversion of the convertible senior notes, we will be required to make cash payments in respect of the notes being converted, unless we elect to settle the conversion entirely in shares of our common stock. However, we may not have sufficient funds at the time we are required to purchase the notes surrendered therefor or to make cash payments on the notes being converted, and we may not be able to arrange necessary financing on acceptable terms. If we were unable to raise necessary funding on acceptable terms, our operating results and financial position could be negatively impacted if we were required to repurchase the notes or to pay cash upon conversion.

Amendments to the Federal Home Loan Bank (“FHLB”) membership regulations could adversely affect our business and financial results.

In July 2017, we acquired a captive insurance company that is a member of the FHLB of Chicago (the “FHLBC”).  Our subsidiary’s membership in the FHLBC provides us with access to attractive long-term collateralized financing for residential mortgage loans.  In January 2016, the Federal Housing Finance Agency (“FHFA”) amended its regulations governing FHLB membership, providing that captive insurance companies will no longer be eligible for membership in the FHLB system.  Our subsidiary was admitted as a member of the FHLBC prior to September 2014 and, as a result, is eligible under the amended regulations to remain a member through February 2021.  Following the termination of our subsidiary’s membership in the FHLBC in February 2021, we may not be able to replace the borrowing capacity provided by the FHLBC on terms as favorable as those received from such institution or at all, which could adversely affect our business and financial results.

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

The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. In addition, some hedging instruments involve risk because they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house or regulated by any U.S. or foreign governmental authorities. Consequently, in many cases, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable securities, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction that is not cleared on a regulated centralized clearing house will most likely result in its default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in significant losses.

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

The lack of liquidity of our investments in real estate loans and investments, other than certain of our investments in MBS, may make it difficult for us to sell such investments if the need or desire arises. Many of the securities we purchase are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or their disposition,  except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws. In addition, certain investments such as B‑Notes, mezzanine loans and bridge and other loans are also particularly illiquid investments due to their short life, their potential unsuitability for securitization and/or the greater difficulty of recovery in the event of a borrower default. As a result, many of our current investments are, and our future investments will be, illiquid and if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our Manager has or could be attributed with material non‑public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

Our investments may be concentrated and are subject to risk of default.

While we seek to diversify our portfolio of investments, we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors. Therefore, our investments in our target assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure or secured by properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in any one region or type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly reduce our ability to make distributions to our stockholders.

Difficult conditions in the mortgage, commercial and residential real estate markets may cause us to experience market losses related to our holdings.

Our results of operations are materially affected by conditions in the real estate markets, the financial markets and the economy generally. Concerns about the real estate market, as well as inflation, energy costs, geopolitical issues and the availability and cost of credit, have contributed to increased volatility and diminished expectations for the economy and markets going forward. The residential mortgage market has been affected by changes in the lending landscape,  and there is no assurance that these conditions have stabilized or that they will not worsen. The disruption in the residential mortgage market has an impact on new demand for homes, which weigh on future home price performance. There is a strong inverse correlation between home price growth rates and mortgage loan delinquencies. Deterioration in the real estate market may cause us to experience losses related to our assets and to sell assets at a loss. Declines in the market values of our investments may adversely affect our results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

Our preferred equity investments involve a greater risk of loss than conventional debt financing.

We make preferred equity investments. These investments involve a higher degree of risk than conventional debt financing due to a variety of factors, including their non‑collateralized nature and subordinated ranking to other loans and liabilities of the entity in which such preferred equity is held. Accordingly, if the issuer defaults on our investment, we would only be able to proceed against such entity in accordance with the terms of the preferred security and not against any property owned by such entity. Furthermore, in the event of bankruptcy or foreclosure, we would only be able to recoup our investment after all lenders to, and other creditors of, such entity are paid in full. As a result, we may lose all or a significant part of our investment, which could result in significant losses.

Our commercial construction lending may expose us to increased lending risks.

Our commercial construction lending may expose us to increased lending risks. As of December 31, 2018, our loan portfolio consisted of $1.1 billion of commercial real estate construction loans. Construction loans generally expose a lender to greater risk of non‑payment and loss than permanent commercial mortgage loans because repayment of the loans often depends on the borrower’s ability to secure permanent “take‑out” financing, which requires the successful completion of construction and stabilization of the project, or operation of the property with an income stream sufficient to meet operating expenses, including debt service on such replacement financing. For construction loans, increased risks include the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction—all of which may be affected by unanticipated construction delays and cost over‑runs. Such loans typically involve an expectation that the borrower’s sponsors will contribute sufficient equity funds in order to keep the loan “in balance,” and the sponsors’ failure or inability to meet this obligation could result in delays in construction or an inability to complete construction. Commercial construction loans also expose the lender to additional risks of contractor non‑performance or borrower disputes with contractors resulting in mechanic’s or materialmen’s liens on the property and possible further delay in construction. In addition, since such loans generally entail greater risk than mortgage loans on income producing property, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with such loans. Further, as the lender under a construction loan, we may be obligated to fund all or a significant portion of the loan at one or more future dates. We may not have the funds available at such future date(s) to meet our funding obligations under the loan. In that event, we would likely be in breach of the loan unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. In addition, many of our construction loans have multiple lenders and if another lender fails to fund, we could be faced with the choice of either funding for that defaulting lender or suffering a delay or protracted interruption in the progress of construction.

We operate in a highly competitive market for investment opportunities and competition may limit our ability to acquire desirable investments in our target assets and could also affect the pricing of these investment opportunities.

We operate in a highly competitive market for investment opportunities. Our profitability depends, in large part, on our ability to acquire our target assets at attractive prices. In acquiring our target assets, we compete with a variety of institutional investors, including other REITs, commercial and investment banks, specialty finance companies, public and private funds (including other funds managed by Starwood Capital Group), commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Several other REITs have raised significant amounts of capital and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. government, if we are not eligible to participate in programs established by the U.S. government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we do. Furthermore, competition for investments in our target assets may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target assets may be limited in the future and we may not be able to continue to take advantage of attractive investment opportunities from time to time, as we may not be able to identify and make additional investments that are consistent with our investment objectives.

The commercial mortgage loans we originate or acquire and the mortgage loans underlying our CMBS investments are subject to the ability of the commercial property owner to generate net income from operating the property,  as well as the risks of delinquency and foreclosure.

Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss may be greater than similar risks associated with loans made on the security of single‑family residential property. The ability of a borrower to repay a loan secured by an income‑producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income‑producing property can be adversely affected by, among other things,

•tenant mix;

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

Any significant dislocations, illiquidity or volatility in the real estate and securitization markets, including the market for CMBS, as well as global financial markets and the economy generally, could adversely affect our business and financial results. We cannot assure you that dislocations in the commercial mortgage loan market will not occur in the future.

Challenging economic conditions affect the financial strength of many commercial, multifamily and other tenants and result in increased rent delinquencies and decreased occupancy. Economic challenges may lead to decreased occupancy, decreased rents or other declines in income from, or the value of, commercial, multifamily and manufactured housing community real estate.

During the last economic recession, declining commercial real estate values, coupled with tighter underwriting standards for commercial real estate loans, prevented many commercial borrowers from refinancing their mortgages, which resulted in increased delinquencies and defaults on commercial, multifamily and other mortgage loans. Past declines in commercial real estate values also resulted in reduced borrower equity, further hindering borrowers’ ability to refinance in an environment of increasingly restrictive lending standards and giving them less incentive to cure delinquencies and avoid foreclosure. The lack of refinancing opportunities in past years has impacted and could impact in the future, in particular, mortgage loans that do not fully amortize and on which there is a substantial balloon payment due at maturity, because borrowers generally expect to refinance these types of loans on or prior to their maturity date. Finally, declining commercial real estate values and the associated increases in loan‑to‑value ratios would result in lower recoveries on foreclosure and an increase in losses above those that would have been realized had commercial property values remained the same or increased. Continuing defaults, delinquencies and losses would further decrease property values, thereby resulting in additional defaults by commercial mortgage borrowers, further credit constraints and further declines in property values.

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

The ownership of residential mortgage loans, including non-QMs, will subject us to legal, regulatory and other risks, including those arising under federal consumer protection laws and regulations designed to regulate residential mortgage loan underwriting and originators’ lending processes, standards and disclosures to borrowers.  These laws and regulations include the Consumer Financial Protection Bureau’s (“CFPB”) TILA-RESPA Integrated Disclosure rule (also referred to as “TRID”), the “ability-to-repay” rules (“ATR Rules”) under the Truth-in-Lending Act and “qualified mortgage” regulations, in addition to various federal, state and local laws and regulations intended to discourage predatory lending practices by residential mortgage loan originators.  The ATR Rules specify the characteristics of a “qualified mortgage” and two levels of presumption of compliance with the ATR Rules: a safe harbor and a rebuttable presumption for higher priced loans.  The “safe harbor” under the ATR Rules applies to a covered transaction that meets the definition of “qualified mortgage” and is not a “higher-priced covered transaction.” For any covered transaction that meets the definition of a “qualified mortgage” and is not a “higher-priced covered transaction,” the creditor or assignee will be deemed to have complied with the ability-to-repay requirement and, accordingly, will be conclusively presumed to have made a good faith and reasonable determination of the consumer’s ability to repay.  Creditors or assignees will have the benefit of a rebuttable presumption of compliance with the applicable ATR Rules if they have complied with the qualified mortgage characteristics of the ATR Rules other than the residential mortgage loan being higher-priced in excess of certain thresholds.  Non-QMs, such as residential mortgage loans with a debt-to-income ratio exceeding 43%, are among the loan products that we may acquire that do not constitute qualified mortgages and, accordingly, do not have the benefit of either a safe harbor from liability under the ATR Rules or a rebuttable presumption of compliance with the ATR Rules.  Application of certain standards set forth in the ATR Rules is highly subjective and subject to interpretive uncertainties.  As a result, a court may determine that a residential mortgage loan did not meet the standard or test even if the originator reasonably believed such standard or test had been satisfied. Failure of residential mortgage loan originators or servicers to comply with these laws and regulations could subject us, as an assignee or purchaser of these loans (or as an investor in securities backed by these loans), to monetary penalties assessed by the CFPB through its administrative enforcement authority and by mortgagors through a private right of action against lenders or as a defense to foreclosure, including by recoupment or setoff of finance charges and fees collected, and could result in rescission of the affected residential mortgage loans, which could adversely impact our business and financial results.  Such risks may be higher in connection with the acquisition of non-QMs.  Borrowers under non-QMs may be more likely to challenge the analysis conducted under the ATR Rules by lenders.  Even if a borrower does not succeed in the challenge, additional costs may be incurred in connection with challenging and defending such claims, which may be more costly in judicial foreclosure jurisdictions than in non-judicial foreclosure jurisdictions, and there may be more of a likelihood such claims are made since the borrower is already exposed to the judicial system to process the foreclosure.

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

Residential mortgage loans are secured by single-family residential property and are subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a loan secured by a residential property typically is dependent upon the income and/or assets of the borrower. A number of factors may impair borrowers’ abilities to repay their loans, including:

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

The value of our investment portfolio is affected by prepayment rates on our mortgage assets. In many cases, borrowers are not prohibited from making prepayments on their mortgage loans. Prepayment rates are influenced by changes in interest rates and a variety of economic, geographic and other factors beyond our control, including, without limitation, housing and financial markets and relative interest rates on fixed rate mortgage loans and adjustable rate mortgage loans (“ARMs”).  Consequently, prepayment rates cannot be predicted.

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

We may invest in distressed and non-performing commercial mortgage loans, which are subject to increased risks of loss. Such loans may be or become non-performing for a variety of reasons, including, without limitation, because the underlying property is too highly leveraged or the borrower falls upon financial distress, in either case, resulting in the borrower being unable to meet its debt service obligations. Such loans may require a substantial amount of workout negotiations and/or restructuring, which may divert the attention of our Manager from other activities and may entail, among other things, a substantial reduction in the interest rate and a substantial write-down of the principal of the loan. Moreover, the ability to implement a successful restructuring entails a high degree of uncertainty, and our Manager may not be able to implement any such restructuring on favorable terms or at all.

The financial or operating difficulties relating to the distressed or non-performing loan may never be overcome and may cause the borrower to become subject to bankruptcy or other similar administrative proceedings. In connection with any such proceeding, we may incur substantial or total losses on our investments and may become subject to certain additional potential liabilities that may exceed the value of our original investment therein. For example, under certain circumstances, a lender that has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In addition, under certain circumstances, payments to us may be reclaimed if any such payment is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws.

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

We currently hold, and may acquire additional, investments that are denominated in Pounds Sterling (“GBP”) and EURs (including loans secured by assets located in the United Kingdom or Europe), as well as equity interests in real estate properties located in Europe.  European financial markets have experienced volatility and have been adversely affected by concerns about rising government debt levels, credit rating downgrades and possible default on or restructuring of government debt. These events have caused bond yield spreads (the cost of borrowing debt in the capital markets) and credit default spreads (the cost of purchasing credit protection) to increase, most notably in relation to certain Eurozone countries. The governments of several member countries of the European Union have experienced large public budget deficits, which have adversely affected the sovereign debt issued by those countries and may ultimately lead to declines in the value of the Euro.

In addition, following a national referendum in June 2016, the United Kingdom formally notified the European Council in March 2017 of its intention to withdraw from the European Union (commonly referred to as “Brexit”).  The timing of the proposed exit is currently scheduled for March 29, 2019, with a transition period running through December 2020.  A withdrawal plan was presented to the UK parliament in January 2019 and rejected, creating further uncertainty in negotiations and the process of withdrawal. A delay in the timing of the exit is also possible.

The terms governing the future relationship between the United Kingdom and the European Union, as well as the legal and economic consequences of those terms, remain unclear.  This continues to create significant volatility in the global financial markets and has adversely affected markets in the United Kingdom in particular.  Brexit is likely to continue to adversely affect the United Kingdom, European and worldwide economic and market conditions and could contribute to greater instability in global financial and foreign exchange markets before and after the terms of the United Kingdom’s future relationships with the European Union are settled. Further, financial and other markets may suffer losses as a result of other countries determining to withdraw from the European Union or from any future significant changes to the European Union’s structure and/or regulations or the break-up of the European Union entirely. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate.

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

Certain significant expenditures associated with an investment in commercial real estate assets (such as mortgage payments, real estate taxes and maintenance costs) generally do not decline when circumstances cause a reduction in income from the asset. Because real estate investments are relatively illiquid, our ability to vary any investments in commercial real estate assets promptly in response to economic or other conditions would be limited. This relative illiquidity could impede our ability to respond to adverse changes in the performance of such investments. The value of our equity investments in commercial real estate assets could decrease in the future.

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

We own, and may acquire additional, equity interests in properties relating to the healthcare industry. The economic performance and value of these properties and of some or all of the tenants/operators of such properties could be adversely affected by many factors that are generally applicable to properties relating to the healthcare industry, including the following:

•

adverse trends in healthcare provider operations, such as changes in the demand for and methods of delivering healthcare services, changes in third party reimbursement policies, significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas, increased expense for uninsured patients, increased competition among healthcare providers, increased liability insurance expense, continued pressure by private and governmental payors to reduce payments to providers of services and increased scrutiny of billing, referral and other practices by federal and state authorities and private insurers;

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

We are subject to risks from natural disasters such as earthquakes and severe weather, which may result in damage to our properties.

Natural disasters and severe weather such as earthquakes, tornadoes, hurricanes or floods may result in significant damage to our properties.  The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area.  When we have geographic concentration of exposures, a single catastrophe (such as an earthquake) or destructive weather event (such as a hurricane) affecting a region may have a significant negative effect on our financial condition and results of operations.  We may be materially and adversely affected by our exposure to losses arising from natural disasters or severe weather.

Risks Related to Our Infrastructure Lending Segment

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

The credit agreement entered into by certain of our subsidiaries in connection with our recent acquisition of the Infrastructure Lending Segment, which we refer to as the Infrastructure Lending Credit Agreement, imposes various affirmative and negative covenants that, subject to certain exceptions, restrict the ability of such subsidiaries to, among other things, incur debt, have liens on their property, merge or consolidate with any other person or sell or convey certain of their assets to any one person, engage in certain transactions with affiliates and change the nature of their business. In addition, the Infrastructure Lending Credit Agreement also requires such subsidiaries to maintain a certain loan-to-value ratio. The ability of such impacted subsidiaries to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate such subsidiaries’ repayment obligations and could result in a default and acceleration under other agreements of ours and our other subsidiaries containing cross-default provisions. Under these circumstances, we and our subsidiaries might not have sufficient funds or other resources to satisfy all of our and our subsidiaries’ obligations.

For our recent acquisition of the Infrastructure Lending Segment to be successful, we must retain and motivate key employees, and failure to do so could seriously harm our business and financial results.  In addition, the success of our recent acquisition of the Infrastructure Lending Segment depends, in part, on our ability to leverage the capabilities of Starwood Energy Group.

The success of our recent acquisition of the Infrastructure Lending Segment largely depends on the skills, experience, industry contacts and continued efforts of management and other key personnel. As a result, for our recent acquisition of the Infrastructure Lending Segment to be successful, we must retain and motivate executives and other key employees.  Employees from the Infrastructure Lending Segment may experience uncertainty about their future roles with us until or after strategies relating to the Infrastructure Lending Segment are executed. In addition, the marketplace for infrastructure debt professionals is highly competitive and other infrastructure debt providers may seek to recruit our executives and other key employees.  These circumstances may adversely affect our ability to retain executives of the Infrastructure Lending Segment and other key personnel. We also must continue to motivate employees and keep them focused on our strategies and goals, which effort may be adversely affected as a result of the uncertainty and difficulties with integrating the Infrastructure Lending Segment with the rest of our company. If we are unable to retain executives and other key employees, the roles and responsibilities of such executive officers and employees will need to be filled either by existing or new officers and employees, which may require us to devote time and resources to identifying, hiring and integrating replacements for the departed executives and employees that could otherwise be used to integrate the Infrastructure Lending Segment with the rest of our company or otherwise pursue business opportunities. Moreover, because the marketplace for infrastructure debt professionals is highly competitive, we may not be able to replace departing employees on a timely basis or at all without incurring significant expense.

In addition, we intend to leverage the existing capabilities of Starwood Energy Group, an affiliate of our Manager, with respect to our existing and future infrastructure debt investments, and our success depends, in part, on our ability to do so.  Starwood Energy Group has no obligation to provide any services to us, and so our ability to access Starwood Energy Group’s existing capabilities is dependent on our ongoing relationship with our Manager and Starwood Capital Group.  See “—Risks Related to Our Relationship with Our Manager.” Accordingly, we may not continue to have access to Starwood Energy Group and its officers and key personnel.

Tax considerations relating to our recent acquisition of the Infrastructure Lending Segment may reduce our net proceeds received from interest payments.

The Infrastructure Lending Segment was acquired by, and is held in, one or more domestic or foreign subsidiaries in order to facilitate our financing of the acquisition of that portfolio and aid in the maintenance of our status as a REIT under the Code.  The domestic subsidiary that initially acquired a significant portion of the pre-existing investment portfolio of the Infrastructure Lending Segment is disregarded as to our company for U.S. federal income tax purposes and we have elected to have other foreign and domestic subsidiaries that hold or will hold a portion of the pre-existing portfolio each treated as a TRS.  With respect to newly originated infrastructure loans, we will hold such loans either in a subsidiary that is disregarded as to our company for U.S. federal income tax purposes or in foreign or domestic TRSs that are subject to U.S. taxation under the general rules applicable to such corporations.  See “—Risks Related to Our Taxation as a REIT.”

Certain interest payments to us or to any such domestic or foreign subsidiary made by the underlying borrowers with respect to the infrastructure loans may be subject to withholding taxes in the jurisdictions in which the related facilities or borrowers are located, which would reduce the net proceeds from such payments that are received by us.

We are subject to the risks of investing in project finance, many of which are outside of our control, and that may negatively impact our business and financial results.

With the completion of our acquisition of the Infrastructure Lending Segment, we are subject to the risks of investing in project finance.  Infrastructure loans are subject to the risk of default, foreclosure and loss, and the risk of loss may be greater than similar risks associated with loans made on other types of assets.  The loan structure for project finance relies primarily on the underlying project’s cash flows for repayment, with the project’s assets, rights and interests, together with the equity in the project company, typically pledged as collateral.  Accordingly, the ability of the project company to repay a project finance loan is dependent upon the successful development, construction and/or operation of such project rather than upon the existence of independent income or assets of the project company.  Moreover, the loans are typically non-recourse or limited recourse to the project sponsor, and the project company, as a special purpose entity, typically has no assets other than the project.  Accordingly, if the project’s cash flows are reduced or are otherwise less than projected, the project company’s ability to repay the loan will likely be impaired.  The Infrastructure Lending Segment has made and will continue to make certain estimates regarding project cash flows during the underwriting of its investments. These estimates may not prove accurate, as actual results may vary from estimates. A project’s cash flows can be adversely affected by, among other things:

•	if the project involves new construction,

▪	cost overruns,

▪	delays in completion,

▪	availability of land, building materials, energy, raw materials and transportation,

▪	availability of work force, management personnel and reliable contractors, and

▪	natural disasters (fire, drought, flood, earthquake) and war, civil unrest and strikes affecting contractors, suppliers or markets;

•	shortfalls in expected capacity, output or efficiency;

•	the terms of the power purchase or other offtake agreements used in the project;

•	the creditworthiness of the project company and the project sponsor;

•	competition;

•	volatility in commodity prices;

•	technology deployed, and the failure or degradation of equipment;

•	inflation and fluctuations in exchange rates or interest rates;

•	operation and maintenance costs;

•	sufficiency of gas and electric transmission capabilities;

•	licensing and permit requirements;

•	increased environmental or other applicable regulations; and

•	changes in national, international, regional, state or local economic conditions, laws and regulations.

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

Many of the investments in the portfolio of our recently acquired Infrastructure Lending Segment are focused in the power industry, including thermal power and renewable power.  If there is a downturn in the U.S. or global power industry generally, or in the thermal power, renewable power or other applicable power subsector specifically, the applicable infrastructure investments may default or not perform in accordance with expectations.  In addition to the factors described above regarding the general risks of investing in project finance, the power industry and its subsectors can be adversely affected by, among other factors:

•	market pricing for electricity;

•	change in creditworthiness of the offtaker;

•	unforeseen capital expenditures;

•	government regulation and policy change; and

•	world and regional events, politics and economic conditions.

In addition to investments focused in the power industry, our portfolio also contains investments related to projects in the midstream/downstream oil and gas industry and, to a lesser extent, the upstream oil and gas industry, which also subjects us to certain risks inherent in the oil and gas industry.

Loans to power projects or oil and gas projects may be adversely affected if production from the projects declines. Such declines may be caused by various factors, including, as applicable, decreased access to capital or loss of economic incentive to complete a project, depletion of resources, catastrophic events affecting production, labor difficulties, political events, environmental proceedings, increased regulations, equipment failures and unexpected maintenance problems, failure to obtain necessary permits, unscheduled outages, unanticipated expenses, inability to successfully carry out new construction or acquisitions, import or export supply and demand disruptions or increased competition from alternative energy sources.

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

Operation of a project underlying an infrastructure loan involves significant risks and hazards that may impair the project company’s ability to repay the loan, resulting in its default, which could have a material adverse effect on our business and financial results.

The ongoing operation of a project underlying any of our infrastructure loans involves risks that include, among other things, the breakdown or failure of equipment or processes or performance below expected levels of output or efficiency due to wear and tear, latent defect, design error or operator error or force majeure events. In addition to natural risks such as earthquake, flood, drought, lightning, wildfire, hurricane and wind, other hazards, such as fire, explosion, structural collapse and machinery failure, acts of terrorism or related acts of war, hostile cyber intrusions or other catastrophic events are inherent risks in the operation of a project. These and other hazards can cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment and contamination of, or damage to, the environment and suspension of operations. Operation of a project also involves risks that the operator will be unable to transport its product to its customers in an efficient manner due to a lack of transmission capacity. Unplanned outages of a project, including extensions of scheduled outages due to mechanical failures or other problems, occur from time to time. Unplanned outages typically increase operation and maintenance expenses and may reduce revenues. While a project typically maintains insurance, obtains warranties from vendors and obligates contractors to meet certain performance levels, the proceeds of such insurance, warranties or performance guarantees may not cover the lost revenues, increased expenses or liquidated damages payments should the project experience equipment breakdown or non-performance by contractors or vendors.  A project’s inability to operate its assets efficiently, manage capital expenditures and costs and generate earnings and cash flow could have a material adverse effect on the project company’s ability to repay the loan, which could result in its default.  A default on one or more of the infrastructure loans could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Investing and Servicing Segment

The business activities of our Investing and Servicing Segment, particularly our special servicing business, expose us to certain risks.

In our Investing and Servicing Segment, we derive a substantial portion of our cash flows from the special servicing of pools of commercial mortgage loans. As special servicer, we typically receive fees based upon the outstanding balance of the loans that are being specially serviced by us. The balance of loans in special servicing where we act as special servicer could decline significantly and as such our servicing fees could likewise decline materially. The special servicing industry is highly competitive, and our inability to compete successfully with other firms to maintain our existing servicing portfolio and obtain future servicing opportunities could have a material and adverse impact on our future cash flows and results of operations. Because the right to appoint the special servicer for securitized mortgage loans generally resides with the holder of the “controlling class” position in the relevant trust and may migrate to holders of different classes of securities as additional losses are realized, our ability to maintain our existing servicing rights and obtain future servicing opportunities may require, in many cases, the acquisition of additional CMBS. Accordingly, our ability to compete effectively may depend, in part, on the availability of additional debt or equity capital to fund these purchases. Additionally, our existing servicing portfolio is subject to “run off,” meaning that mortgage loans serviced by us may be prepaid prior to maturity, refinanced with a mortgage not serviced by us, liquidated through foreclosure, deed‑in‑lieu of foreclosure or other liquidation processes or repaid through standard amortization of principal, resulting in lower servicing fees and/or lower returns on the subordinated securities owned by us. Improving economic conditions and property prices and declines in interest rates and greater availability of mortgage financing could reduce the incidence of assets going into special servicing and reduce our revenues from special servicing, including as a result of lower fees under new arrangements. The fair value of our servicing rights may decrease under the foregoing circumstances, resulting in losses.

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

In our Investing and Servicing Segment, we acquire subordinated securities issued by and act as special servicer for securitizations. As a result of the dislocation of the credit markets, the securitization industry has become subject to additional regulation. In particular, pursuant to the Dodd‑Frank Wall Street Reform and Consumer Protection Act (the “Dodd‑Frank Act”), various federal agencies have promulgated a rule that generally requires issuers in securitizations to retain 5% of the risk associated with the securities. While the rule as adopted generally allows the purchase of the CMBS B‑Piece by a party not affiliated with the issuer to satisfy the risk retention requirement, current CMBS B‑Pieces are generally not large enough to fully satisfy the 5% requirement. Accordingly, buyers of B‑Pieces such as us may be required to purchase larger B‑Pieces, potentially reducing returns on such investments. Furthermore, any such B-Pieces purchased by a party (such as us) unaffiliated with the issuer generally cannot be transferred for a period of five years following the closing date of the securitization or hedged against credit risk.  These restrictions would reduce our liquidity and could potentially reduce our returns on such investments.

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

The risks of investment in subordinated CMBS are magnified in the case of our Investing and Servicing Segment, where the principal payments received by the CMBS trust are made in priority to the higher rated securities.

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

The exercise of remedies and successful realization of liquidation proceeds relating to commercial mortgage loans underlying CMBS may be highly dependent on our performance as special servicer. We attempt to underwrite investments on a “loss‑adjusted” basis, which projects a certain level of performance. However, this underwriting may not accurately predict the timing or magnitude of such losses. To the extent that this underwriting has incorrectly anticipated the timing or magnitude of losses, our business may be adversely affected. Some of the mortgage loans underlying the CMBS are already in default and additional loans may default in the future. In the case of such defaults, cash flows of CMBS investments held by us may be adversely affected as any reduction in the mortgage payments or principal losses on liquidation of any mortgage loan may be applied to the class of CMBS securities relating to such defaulted loans that we hold.

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

Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then‑prevailing market price of our common stock. We are subject to the “business combination” provisions of the MGCL that, subject to limitations, prohibit certain business combinations (including a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding voting capital stock or an affiliate or associate of ours who, at any time within the two‑year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting capital stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder. After the five‑year prohibition, any business combination between us and an interested stockholder generally must be recommended by our board of directors and approved by the affirmative vote of at least (i) 80% of the votes entitled to be cast by holders of outstanding shares of our voting capital stock and (ii) two‑thirds of the votes entitled to be cast by holders of voting capital stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These super‑majority voting requirements do not apply if our common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. These provisions of the MGCL also do not apply to business combinations that are approved or exempted by a board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has by resolution exempted business combinations between us and any other person, provided that such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person).

The “control share” provisions of the MGCL provide that “control shares” of a Maryland corporation (defined as shares which, when aggregated with other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two‑thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, our officers and our personnel who are also our directors. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock, but this provision could be amended or eliminated at any time in the future.

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

In August 2011, the SEC solicited public comment on a wide range of issues relating to Section 3(c)(5)(C) of the Investment Company Act, including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. The laws and regulations governing the Investment Company Act status of REITs, including the Division of Investment Management of the SEC providing more specific or different guidance regarding these exemptions, could change in a manner that adversely affects our operations. If we or our subsidiaries fail to maintain an exception or exemption from the Investment Company Act, we could, among other things, be required to (i) change the manner in which we conduct our operations to avoid being required to register as an investment company, (ii) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (iii) register as an investment company (which, among other things, would require us to comply with the leverage constraints applicable to investment companies), any of which could negatively affect the value of our common stock, the sustainability of our business model and our ability to make distributions to our stockholders, which could, in turn, materially and adversely affect the market price of our common stock.

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

We intend to continue to operate in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes. We have not requested nor obtained a ruling from the IRS as to our REIT qualification. Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification.  Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our analysis of the character of our income and our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for U.S. federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements as described below. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.  Accordingly, there can be no assurance that the IRS will not contend that our interests in subsidiaries or in securities of other issuers will not cause a violation of the REIT requirements.

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

The maximum tax rate applicable to “qualified dividends” payable by regular U.S. corporations to domestic stockholders that are individuals, trusts or estates is currently 20%. Dividends payable by REITs generally are not eligible for that reduced rate. However, pursuant to the recently enacted Tax Cuts and Jobs Act, such domestic stockholders may generally be allowed to deduct from their taxable income one-fifth of the ordinary dividends payable to them by REITs for taxable years beginning after December 31, 2017 and before January 1, 2026.  This would amount to a reduction in the effective tax rate on REIT dividends as compared to prior law.

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

From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue income from mortgage loans, MBS and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable U.S. Treasury regulations, the modified debt may be considered to have been reissued to us at a gain in a debt‑for‑debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification.  In addition, pursuant to the Tax Cuts and Jobs Act, we generally will be required to recognize certain amounts in income no later than the time such amounts are reflected on our financial statements filed with the SEC.

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

Even as a REIT, we may face tax liabilities that reduce our cash flow.

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

Securitizations could result in the creation of taxable mortgage pools for U.S. federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses and certain tax‑exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax‑exempt “disqualified organizations,” such as certain government‑related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of our income from the taxable mortgage pool. In that case, we may reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax. Moreover, we would be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

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

The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Any income from a hedging transaction we enter into either (i) to manage risk of interest rate or price changes with respect to borrowings made or to be made to acquire or carry real estate assets, (ii) to manage risk of currency fluctuations with respect to items of income that qualify for purposes of the REIT 75% or 95% gross income tests or assets that generate such income or (iii) to hedge another instrument that hedges risks described in clause (i) or (ii) for a period following the extinguishment of the liability or the disposition of the asset that was previously hedged by the instrument, and, in each case, such instrument is properly identified under applicable U.S. Treasury regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non‑qualifying income for purposes of both of the gross income tests. As a result of these rules, we intend to limit our use of advantageous hedging techniques or implement those hedges through a domestic TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will not directly reduce our REIT taxable income but may reduce current or future taxable income in the TRS.

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

In addition, the recently enacted Tax Cuts and Jobs Act makes substantial changes to the Code. Among those changes are a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to “sunset” provisions, the elimination or modification of various currently allowed deductions (including additional limitations on the deductibility of business interest and substantial limitation of the deduction for personal, state and local taxes imposed on individuals), and preferential taxation of income (including REIT dividends) derived by non-corporate taxpayers from “pass-through” entities. The Tax Cuts and Jobs Act also imposes certain additional limitations on the deduction of net operating losses, which may in the future cause us to make distributions that will be taxable to our stockholders to the extent of our current or accumulated earnings and profits in order to comply with the annual REIT distribution requirements. Finally, the Tax Cuts and Jobs Act also makes significant changes in the international tax rules, which generally require corporations to include in their taxable income, and consequently in the case of REITs to distribute, certain amounts with respect to the current earnings of foreign subsidiaries.  The effect of these, and the many other, changes made in the Tax Cuts and Jobs Act is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common stock and their indirect effect on the value of our assets. Furthermore, many of the provisions of the Tax Cuts and Jobs Act will require guidance through the issuance of U.S. Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. It is also likely that there will be technical corrections legislation proposed with respect to the Tax Cuts and Jobs Act, the timing and effect of which cannot be predicted and may be adverse to us or our stockholders.

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

•equity issuances by us or share resales by our stockholders, or the perception that such issuances or resales may occur;

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company leases office space in Greenwich, CT; Miami Beach, FL; San Francisco, CA; New York, NY; Atlanta, GA; Los Angeles, CA; Charlotte, NC and Norwalk, CT. Our headquarters is located in Greenwich, CT in office space leased by our Manager. Refer to Schedule III included in Item 8 of this Form 10‑K for a listing of investment properties owned as of December 31, 2018.

Item 3.  Legal Proceedings.

Currently, no material legal proceedings are pending against us that could have a material adverse effect on our business, financial position or results of operations.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividends

The Company’s common stock has been listed on the NYSE and is traded under the symbol “STWD” since its IPO in August 2009. On February 21, 2019, the closing price of our common stock, as reported by the NYSE, was $22.06 per share.

We intend to make regular quarterly distributions to holders of our common stock and distribution equivalents to holders of restricted stock units which are settled in shares of common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We generally intend over time to pay quarterly distributions in an amount at least equal to our taxable income. Refer to Note 17 of our Consolidated Financial Statements for the Company’s dividend history for the three years ended December 31, 2018.

On February 28, 2019, our board of directors declared a dividend of $0.48 per share for the first quarter of 2019, which is payable on April 15, 2019 to common stockholders of record as of March 29, 2019.

Holders

As of February 21, 2019, there were 329 holders of record of the Company’s 279,277,283 shares of common stock outstanding. One of the holders of record is Cede & Co., which holds shares as nominee for The Depository Trust Company which itself holds shares on behalf of other beneficial owners of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is set forth under Item 12 of this Form 10‑K and is incorporated herein by reference.

Stock Performance Graph

CUMULATIVE TOTAL RETURN

Based upon initial investment of $100 on December 31, 2013(1)

	Starwood Property		Bloomberg REIT
	Trust	S&P © 500	Mortgage Index
12/31/2013	$100.00	$100.00	$100.00
12/31/2014	$112.93	$113.69	$119.43
12/31/2015	$109.08	$115.26	$107.61
12/31/2016	$127.53	$129.05	$131.58
12/31/2017	$135.25	$157.22	$158.25
12/31/2018	$136.74	$150.33	$153.65

(1)	Dividend reinvestment is assumed.

Sales of Unregistered Equity Securities

During the year ended December 31, 2018, certain third parties (the “Contributors”) contributed properties to SPT Dolphin Intermediate LLC (“SPT Dolphin”), a subsidiary of the Company, as the second phase of its acquisition of the Woodstar II Portfolio, as described further in Note 3 to the Consolidated Financial Statements. Among other consideration, the Contributors (the “Class A Unitholders”) received 7,403,731 Class A units of SPT Dolphin (the “Class A Units”) and rights to receive an additional 1,411,642 Class A Units if certain contingent events occur. In November 2018, we issued 1,727,314 of a total 1,910,563 contingent Class A Units, inclusive of 498,921 contingent Class A Units applicable to the first phase of the Woodstar II Portfolio acquisition, to the Contributors.

The Class A Unitholders have the right to redeem their Class A Units for cash or, in the sole discretion of the Company, shares of the Company’s common stock on a one-for-one basis, subject to certain anti-dilution adjustments. In connection with the issuance of the Class A Units, the Class A Unitholders received certain registration rights with respect to the shares of the Company’s common stock, if any, issued upon the redemption of Class A Units.

The Class A Units were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

There were no purchases of common stock during the three months ended December 31, 2018.

Item 6.  Selected Financial Data.

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements, including the notes thereto, included elsewhere herein. All amounts are in thousands, except per share data.

	For the year ended December 31,
	2018	2017	2016	2015	2014
Operating Data:
Revenues (1)	$1,109,280	$879,888	$784,667	$735,877	$702,875
Costs and expenses	977,632	735,249	651,127	536,279	484,009
Other income (2)	294,879	299,650	242,455	269,791	307,319
Income tax provision	(15,330)	(31,522)	(8,344)	(17,206)	(24,096)
Income from continuing operations	411,197	412,767	367,651	452,183	502,089
Loss from discontinued operations, net of tax	—	—	—	—	(1,551)
Net income	411,197	412,767	367,651	452,183	500,538
Net income attributable to Starwood Property Trust, Inc.	385,830	400,770	365,186	450,697	495,021
Basic earnings per share:
Continuing operations	$1.44	$1.53	$1.52	$1.92	$2.29
Net income	$1.44	$1.53	$1.52	$1.92	$2.28
Diluted earnings per share:
Continuing operations	$1.42	$1.52	$1.50	$1.91	$2.25
Net income	$1.42	$1.52	$1.50	$1.91	$2.24
Dividends declared per share of common stock	$1.92	$1.92	$1.92	$1.92	$1.92	(3)
Weighted-average basic shares of common stock outstanding	265,279	259,620	238,529	233,419	214,945
Balance Sheet Data:
Investments in loans	$9,794,254	$7,382,641	$5,946,274	$6,263,517	$6,300,285
Investments in securities (4)	906,468	718,203	807,618	724,947	998,248
Investments in properties	2,784,890	2,647,481	1,944,720	919,225	39,854
Total assets (5)	68,262,453	62,941,289	77,256,266	85,698,354	116,070,557
Total financing arrangements	10,756,635	7,972,476	6,200,670	5,392,494	4,656,512
Total liabilities (5)	63,362,264	58,362,088	72,696,193	81,527,411	112,187,645
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,603,432	4,478,414	4,522,274	4,140,316	3,860,856
Total Equity	$4,900,189	$4,579,201	$4,560,073	$4,170,943	$3,882,912

(1)

During the years ended December 31, 2018, 2017, 2016, 2015 and 2014, servicing fees and interest income of $147.1 million, $179.4 million, $180.5 million, $230.8 million and $159.3 million, respectively, are eliminated in consolidation pursuant to ASC 810.

(2)

During the years ended December 31, 2018, 2017, 2016, 2015 and 2014, other income includes $148.0 million, $186.1 million, $181.2 million, $232.0 million and $162.0 million, respectively, of additive net eliminations in consolidation pursuant to ASC 810.

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

(4)

December 31, 2018, 2017, 2016, 2015 and 2014 balances exclude $1.2 billion, $1.0 billion, $959.0 million, $825.2 million and $519.8 million, respectively, of CMBS and RMBS that are eliminated in consolidation pursuant to ASC 810.

(5)

December 31, 2018 balances include $53.4 billion of VIE assets and $52.2 billion of VIE liabilities consolidated pursuant to ASC 810. December 31, 2017 balances include $51.0 billion of VIE assets and $50.0 billion of VIE liabilities consolidated pursuant to ASC 810. December 31, 2016 balances include $67.1 billion of VIE assets and $66.1 billion of VIE liabilities consolidated pursuant to ASC 810. December 31, 2015 balances include $76.7 billion of VIE assets and $75.8 billion of VIE liabilities consolidated pursuant to ASC 810. December 31, 2014 balances include $107.8 billion of VIE assets and $107.2 billion of VIE liabilities consolidated pursuant to ASC 810.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company should be read in conjunction with Item 6, “Selected Financial Data,” and our accompanying Consolidated Financial Statements included in Item 8 of this Form 10‑K. Certain statements we make under this Item 7 constitute “forward‑looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward‑Looking Statements” preceding Part I of this Form 10‑K. You should consider our forward‑looking statements in light of our Consolidated Financial Statements and other financial information appearing elsewhere in this Form 10‑K and our other filings with the SEC.

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

(5)	Expand our investment activities in both (i) targeted real estate equity investments and (ii) residential mortgage finance.

Recent Developments

Developments During the Fourth Quarter of 2018

•	The Commercial and Residential Lending Segment originated or acquired $1.6 billion of commercial loans, CMBS, and preferred equity during the period, including the following:

o	$263.3 million first mortgage and mezzanine loan for the refinancing of a 44-property national hotel portfolio, of which we funded $230.8 million.

o	$213.0 million first mortgage and mezzanine loan for the development of a 555-unit, multifamily community in Boston, Massachusetts, of which we funded $11.3 million.

o

$210.4 million first mortgage and mezzanine loan for the development of a corporate headquarters which is fully pre-leased to an investment grade tenant located in a suburb of Philadelphia, Pennsylvania, of which we funded $22.4 million.

o	$170.0 million first mortgage and mezzanine loan for the refinancing of a 21-story multifamily conversion, located in Philadelphia, Pennsylvania, of which we funded $107.6 million.

o	$149.4 million first mortgage and mezzanine loan on a 22-property national hotel portfolio, of which we funded $103.7 million.

•	Funded $145.2 million of previously originated loan commitments.

•

Received gross proceeds of $805.9 million (net proceeds of $474.4 million) from maturities, sales and principal repayments on loans held-for-investment, single-borrower CMBS and preferred equity interests.

•	Received proceeds of $286.8 million, including retained RMBS of $45.2 million, from the securitization of $279.9 million of residential mortgage loans.

•

Sold commercial real estate within the Property Segment for total gross proceeds of $179.8 million and recognized net gains of $21.6 million.  Additionally, sold commercial real estate within the Investing and Servicing Segment for total gross proceeds of $29.2 million and recognized net gains of $7.0 million.

•	Originated commercial conduit loans of $450.2 million. Separately, received proceeds of $709.4 million from sales of previously originated commercial conduit loans.

•	Obtained eight new special servicing assignments for CMBS trusts with a total unpaid principal balance of $5.0 billion.

•	Sold CMBS held by our Investing and Servicing Segment for total gross proceeds of $75.6 million and acquired CMBS for a purchase price of $65.2 million, net of non-controlling interests.

•

Settled $27.9 million of redemption notices received on our 4.00% Convertible Senior Notes due 2019 (the “2019 Notes”) through the issuance of 1.2 million shares and cash payments of $4.7 million, recognizing a loss on extinguishment of debt of $0.3 million.

Developments During 2018

Infrastructure Lending Segment Acquisition

On September 19, 2018 and October 15, 2018, we acquired the project finance origination, underwriting and capital markets business of GE Capital for approximately $2.2 billion (the “Infrastructure Lending Segment”).  The business includes $2.1 billion of funded senior secured project finance loans and investment securities and $466.3 million of unfunded lending commitments (the “Infrastructure Lending Portfolio”) which are secured primarily by natural gas and renewable power facilities. The Infrastructure Lending Portfolio is 97% floating rate with 74% of the collateral located in the U.S., 12% in Mexico, 5% in the United Kingdom and the remaining collateral dispersed through the Middle East, Ireland, Australia, Canada and Spain.  The loans are predominantly denominated in USD and backed by long term power purchase agreements primarily with investment grade counterparties. The Company hired a team of professionals from GE Capital’s project finance division in connection with the acquisition to manage and expand the Infrastructure Lending Portfolio. We utilized $1.7 billion in new financing in order to fund the acquisition.

Woodstar II Portfolio Acquisition

During the year ended December 31, 2018, we acquired the final 19 properties of the 27 affordable housing communities comprising our “Woodstar II Portfolio”. These properties consist of 4,369 units and were acquired for $438.1 million, including contingent consideration of $29.2 million. Government sponsored mortgage debt of $27.0 million with weighted average fixed annual interest rates of 3.06% and remaining weighted average terms of 27.5 years was assumed at closing.  We financed these acquisitions utilizing new 10-year mortgage debt totaling $300.9 million with weighted average fixed annual interest rates of 3.82%. The Woodstar II Portfolio is comprised of 6,109 units concentrated primarily in Central and South Florida and is 100% occupied.

Other Developments

•	The Commercial and Residential Lending Segment originated or acquired $6.0 billion of commercial loans, CMBS, and preferred equity during the year, including the following:

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

o	$277.0 million first mortgage and mezzanine loan for the development of a 66-story condominium tower located in Long Island City, New York of which we funded $55.0 million.

o	$263.3 million first mortgage and mezzanine loan for the refinancing of a 44-property national hotel portfolio, of which we funded $230.8 million.

o	$239.3 million first mortgage and mezzanine loan for the acquisition of a nine-property office portfolio located in Manhattan’s Upper West Side, which we fully funded.

o	$214.0 million first mortgage and mezzanine loan for the acquisition of a 1.2 million square foot Class A office tower located in Houston, Texas, of which we funded $118.0 million.

•	Funded $539.0 million of previously originated loan commitments.

•

Received gross proceeds of $3.6 billion (net proceeds of $2.1 billion) from maturities, sales and principal repayments on loans held-for-investment, single-borrower CMBS and preferred equity interests.

•	Received proceeds of $516.1 million from single-asset securitizations of commercial loans, net of retained interests.

•	Received proceeds of $15.1 million from a profit participation associated with a previously repaid loan, which was recognized as interest income.

•	Received proceeds of $676.5 million, including retained RMBS of $91.0 million, from the securitization of $654.0 million residential mortgage loans.

•

Sold commercial real estate within the Property Segment for total gross proceeds of $235.4 million and recognized net gains of $28.5 million.  Additionally, sold commercial real estate within the Investing and Servicing Segment for total gross proceeds of $77.9 million and recognized net gains of $21.5 million.

•	Originated or acquired commercial conduit loans of $1.4 billion. Separately, received proceeds of $1.6 billion from sales of previously originated commercial conduit loans.

•	Obtained 35 new special servicing assignments for CMBS trusts with a total unpaid principal balance of $21.2 billion, one of which is in the process of being transitioned to us.

•	Sold CMBS held by our Investing and Servicing Segment for total gross proceeds of $105.6 million and acquired CMBS for a purchase price of $155.7 million, net of non-controlling interests.

•	Acquired commercial real estate from CMBS trusts for a gross purchase price of $53.1 million.

•	Issued $500.0 million of 3.625% Senior Notes due 2021 (the “2021 February Notes”).

•	Repurchased 573,255 shares of common stock for a total cost of $12.1 million.

•

Settled $263.4 million of redemption notices received on our 2019 Notes through the issuance of 12.4 million shares and cash payments of $25.5 million, recognizing a loss on extinguishment of debt of $2.1 million.

Subsequent Events

Refer to Note 25 to the Consolidated Financial Statements for disclosure regarding significant transactions that occurred subsequent to December 31, 2018.

Results of Operations

The discussion below is based on GAAP and therefore reflects the elimination of certain key financial statement line items related to the consolidation of securitization VIEs, particularly within revenues and other income, as discussed in Note 2 to the Consolidated Financial Statements. For a discussion of our results of operations excluding the impact of ASC 810 as it relates to the consolidation of securitization VIEs, refer to the section captioned “Non‑GAAP Financial Measures”.

The following table compares our summarized results of operations for the years ended December 31, 2018, 2017 and 2016 by business segment (amounts in thousands):

	For the Year Ended December 31,			$ Change	$ Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Revenues:
Commercial and Residential Lending Segment	$627,950	$547,913	$497,735	$80,037	$50,178
Infrastructure Lending Segment	30,709	—	—	30,709	—
Property Segment	292,897	199,111	114,599	93,786	84,512
Investing and Servicing Segment	304,480	312,237	352,836	(7,757)	(40,599)
Corporate	360	—	—	360	—
Securitization VIE eliminations	(147,116)	(179,373)	(180,503)	32,257	1,130
	1,109,280	879,888	784,667	229,392	95,221
Costs and expenses:
Commercial and Residential Lending Segment	226,625	127,078	113,770	99,547	13,308
Infrastructure Lending Segment	33,386	—	—	33,386	—
Property Segment	292,548	197,517	131,878	95,031	65,639
Investing and Servicing Segment	161,623	157,606	173,791	4,017	(16,185)
Corporate	263,685	253,499	231,249	10,186	22,250
Securitization VIE eliminations	(235)	(451)	439	216	(890)
	977,632	735,249	651,127	242,383	84,122
Other income (loss):
Commercial and Residential Lending Segment	8,617	4,085	9,164	4,532	(5,079)
Infrastructure Lending Segment	396	—	—	396	—
Property Segment	52,727	(59,920)	52,276	112,647	(112,196)
Investing and Servicing Segment	94,614	175,968	4,364	(81,354)	171,604
Corporate	(9,429)	(6,610)	(4,505)	(2,819)	(2,105)
Securitization VIE eliminations	147,954	186,127	181,156	(38,173)	4,971
	294,879	299,650	242,455	(4,771)	57,195
Income (loss) before income taxes:
Commercial and Residential Lending Segment	409,942	424,920	393,129	(14,978)	31,791
Infrastructure Lending Segment	(2,281)	—	—	(2,281)	—
Property Segment	53,076	(58,326)	34,997	111,402	(93,323)
Investing and Servicing Segment	237,471	330,599	183,409	(93,128)	147,190
Corporate	(272,754)	(260,109)	(235,754)	(12,645)	(24,355)
Securitization VIE eliminations	1,073	7,205	214	(6,132)	6,991
	426,527	444,289	375,995	(17,762)	68,294
Income tax provision	(15,330)	(31,522)	(8,344)	16,192	(23,178)
Net income attributable to non-controlling interests	(25,367)	(11,997)	(2,465)	(13,370)	(9,532)
Net income attributable to Starwood Property Trust, Inc.	$385,830	$400,770	$365,186	$(14,940)	$35,584

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Commercial and Residential Lending Segment

Revenues

For the year ended December 31, 2018, revenues of our Commercial and Residential Lending Segment increased $80.0 million to $627.9 million, compared to $547.9 million for the year ended December 31, 2017. This increase was primarily due to a $76.8 million increase in interest income from loans and a $3.3 million increase in interest income from investment securities. The increased interest income from loans was principally due to (i) increased LIBOR rates, partially offset by the compression of interest rate spreads in credit markets, (ii) higher average balances of both commercial loans and residential loans held-for-sale and (iii) income received in 2018 from a profit participation in a mortgage loan that was repaid in 2016 (see Note 4 to the Consolidated Financial Statements), partially offset by (iv) lower levels of prepayment related income.

Costs and Expenses

For the year ended December 31, 2018, costs and expenses of our Commercial and Residential Lending Segment increased $99.5 million to $226.6 million, compared to $127.1 million for the year ended December 31, 2017. This increase was primarily due to (i) a $53.6 million increase in interest expense associated with the various secured financing facilities used to fund a portion of our investment portfolio, (ii) a $40.3 million net increase in our loan loss allowance principally relating to impairment charges on certain commercial loans (see Note 5 to the Consolidated Financial Statements for details regarding these individual loan impairments) and (iii) a $6.3 million increase in general and administrative expenses.

Net Interest Income (amounts in thousands)

	For the Year Ended December 31,
	2018	2017	Change
Interest income from loans	$576,564	$499,806	$76,758
Interest income from investment securities	50,063	46,710	3,353
Interest expense	(160,769)	(107,167)	(53,602)
Net interest income	$465,858	$439,349	$26,509

For the year ended December 31, 2018, net interest income of our Commercial and Residential Lending Segment increased $26.5 million to $465.9 million, compared to $439.3 million for the year ended December 31, 2017.  This increase reflects the net increase in interest income explained in the Revenues discussion above, partially offset by the increase in interest expense on our secured financing facilities.

During the years ended December 31, 2018 and 2017, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities were as follows:

	For the Year Ended December 31,
	2018	2017
Commercial	7.8%	7.6%
Residential	7.0%	7.4%
Overall	7.7%	7.5%

The increase in the overall weighted average unlevered yield is primarily due to increases in LIBOR and the loan profit participation income received in 2018, partially offset by the compression of interest rate spreads in credit markets and lower levels of prepayment related income.

During the year ended December 31, 2018 and 2017, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 4.3% and 3.8%, respectively, and 4.3% and 3.7%, respectively, excluding the impact of bridge financing. The increases in borrowing rates primarily reflect increases in LIBOR, partially offset by the compression of interest rate spreads in credit markets.

Other Income

For the year ended December 31, 2018, other income of our Commercial and Residential Lending Segment increased $4.5 million to $8.6 million, compared to $4.1 million for the year ended December 31, 2017. The increase was primarily due to a $52.9 million favorable change in gain (loss) on derivatives, partially offset by a $41.5 million unfavorable change in foreign currency gain (loss).  The favorable change from derivatives reflects favorable changes of $52.2 million on foreign currency hedges and $0.7 million on interest rate swaps.  The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and CMBS investments.  The favorable change on the foreign currency hedges and the unfavorable change in foreign currency gain (loss) reflect an overall strengthening of the U.S. dollar against the GBP in the year ended December 31, 2018 versus a weakening of the U.S. dollar in the year ended December 31, 2017.  The interest rate swaps are used primarily to fix our interest rate payments on certain variable rate borrowings, which fund fixed rate investments.

Infrastructure Lending Segment

The Infrastructure Lending Segment was initially acquired on September 19, 2018 (see Note 3 to the Consolidated Financial Statements).  Accordingly, the following discussion reflects its results for the period from the acquisition date through December 31, 2018 and includes no comparison to the year ended December 31, 2017.

Revenues

Revenues of our Infrastructure Lending Segment were $30.7 million, including interest income of $29.0 million from loans and $1.1 million from investment securities.

Costs and Expenses

Costs and expenses of our Infrastructure Lending Segment were $33.4 million, consisting of $20.9 million of interest expense on the debt facility used to finance a portion of the acquisition price and subsequent loan fundings, $6.8 million of acquisition costs, and $5.6 million of general and administrative expenses.  Acquisition costs include a $3.0 million commitment fee related to an unused bridge financing facility and legal and due diligence costs of $3.8 million.

Net Interest Income (amounts in thousands)

For the Year Ended
December 31, 2018
Interest income from loans	$28,995
Interest income from investment securities	1,095
Interest expense	(20,949)
Net interest income	$9,141

Interest income from infrastructure loans and investment securities and interest expense on the term loan reflect primarily variable LIBOR based rates.  During the period from the acquisition date through December 31, 2018, the weighted average unlevered yield on the Infrastructure Lending Segment’s loans and investment securities held-for-investment was 5.9% while the weighted average unlevered yield on its loans held-for-sale was 3.6%.  The weighted average secured borrowing rate on its debt facility, including amortization of deferred financing fees, was 4.7%.

Other Income

Other income of our Infrastructure Lending Segment was $0.4 million, consisting of a $1.8 million gain on foreign currency hedges, partially offset by $1.4 million in foreign currency losses on principally GBP and Euro-denominated loans.

Property Segment

Change in Results by Portfolio (amounts in thousands)

	$ Change from prior year
		Costs and	Gain (loss) on derivative		Income (loss) before
	Revenues	expenses	financial instruments	Other income (loss)	income taxes
Master Lease Portfolio	$32,702	$22,509	$2,354	$27,597	$40,144
Medical Office Portfolio	(951)	2,008	5,450	490	2,981
Ireland Portfolio	4,495	1,524	47,285	(1,884)	48,372
Woodstar I Portfolio	2,241	(116)	—	—	2,357
Woodstar II Portfolio	55,299	66,785	—	12	(11,474)
Investment in unconsolidated entities	—	(4)	—	31,343	31,347
Other/Corporate	—	2,325	—	—	(2,325)
Total	$93,786	$95,031	$55,089	$57,558	$111,402

See Note 7 to the Consolidated Financial Statements for a description of the above-referenced Property Segment portfolios.

Revenues

For the year ended December 31, 2018, revenues of our Property Segment increased $93.8 million to $292.9 million, compared to $199.1 million for the year ended December 31, 2017.  The increase in revenues in the year ended December 31, 2018 was primarily due to the fuller inclusion of rental income from the Master Lease Portfolio, which was acquired in September 2017, and the Woodstar II Portfolio, which was acquired over a period between December 2017 and September 2018.

Costs and Expenses

For the year ended December 31, 2018, costs and expenses of our Property Segment increased $95.0 million to $292.5 million, compared to $197.5 million for the year ended December 31, 2017. The increase in costs and expenses reflects increases of $37.1 million in depreciation and amortization, $27.4 million in other rental related costs and $28.6 million in interest expense, all primarily due to the fuller inclusion of the Master Lease Portfolio and Woodstar II Portfolio, both of which were acquired after August 2017.

Other Income (Loss)

For the year ended December 31, 2018, other income of our Property Segment increased $112.6 million to $52.7 million, compared to a loss of $59.9 million for the year ended December 31, 2017. The increase in other income was primarily due to (i) a $55.1 million favorable change in gain (loss) on derivatives, (ii) a $31.3 million favorable change in earnings (loss) from unconsolidated entities and (iii) $28.5 million of gains on sales of seven properties from the Master Lease Portfolio. The $55.1 million favorable change in gain (loss) on derivatives reflects a $47.1 million favorable change on foreign exchange contracts which economically hedge our Euro currency exposure with respect to the Ireland Portfolio and an $8.0 million favorable change on interest rate swaps which primarily hedge the variable interest rate risk on borrowings secured by our Medical Office Portfolio.  The $31.3 million favorable change in earnings (loss) from unconsolidated entities principally reflects the recognition in 2017 of $34.7 million of unfavorable changes in fair value of our equity investment in four regional shopping malls (the “Retail Fund”), which is an investment company that measures its assets at fair value.

Investing and Servicing Segment

Revenues

For the year ended December 31, 2018, revenues of our Investing and Servicing Segment decreased $7.7 million to $304.5 million, compared to $312.2 million for the year ended December 31, 2017. The decrease in revenues in the year ended December 31, 2018 was primarily due to decreases of $7.6 million in CMBS interest income and $7.3 million in servicing fees, partially offset by a $6.7 million increase in rental income on our REIS Equity Portfolio (see Note 3 to the Consolidated Financial Statements).

Costs and Expenses

For the year ended December 31, 2018, costs and expenses of our Investing and Servicing Segment increased $4.0 million to $161.6 million, compared to $157.6 million for the year ended December 31, 2017. The increase in costs and expenses was primarily due to increases of $7.6 million in interest expense and $5.4 million in costs of rental operations associated with our REIS Equity Portfolio, partially offset by a $9.6 million decrease in general and administrative expenses primarily reflecting lower profit-based compensation, headcount and corporate expense allocations.

Other Income

For the year ended December 31, 2018, other income of our Investing and Servicing Segment decreased $81.4 million to $94.6 million, from $176.0 million for the year ended December 31, 2017.  The decrease in other income was primarily due to (i) a $64.4 million decrease in earnings from unconsolidated entities, (ii) a $21.1 million lesser increase in the fair value of CMBS investments and (iii) a $17.3 million lesser increase in the fair value of our conduit loans held-for-sale, partially offset by (iv) a $15.9 million lesser decrease in fair value of servicing rights primarily reflecting the expected reduction in amortization of this deteriorating asset net of increases in fair value due to the attainment of new servicing contracts and (v) a $6.1 million increase in gains on sales of operating properties.  The decrease in earnings from unconsolidated entities primarily reflects $53.9 million of non-recurring income during the year ended December 31, 2017 related to an unconsolidated investor entity which owns equity in an online real estate company.

Corporate and Other Items

Corporate Costs and Expenses

For the year ended December 31, 2018, corporate expenses increased $10.2 million to $263.7 million, compared to $253.5 million for the year ended December 31, 2017. The increase was primarily due to (i) a $6.7 million increase in management fees, (ii) a $1.8 million increase in general and administrative expenses and (iii) a $1.6 million increase in interest expense principally on our unsecured senior notes.

Corporate Other Loss

For the year ended December 31, 2018, corporate other loss increased $2.8 million to $9.4 million, compared to $6.6 million for the year ended December 31, 2017.  The increase in corporate other loss was primarily due to a $4.9 million increased loss on interest rate swaps used to hedge a portion of our unsecured senior notes, which are used to repay variable rate secured financing, partially offset by a $3.8 million decrease in loss on extinguishment of debt.

Securitization VIE Eliminations

Securitization VIE eliminations primarily reclassify interest income and servicing fee revenues to other income for the CMBS and RMBS VIEs that we consolidate as primary beneficiary.  Such eliminations have no overall effect on net income attributable to Starwood Property Trust.  The reclassified revenues, along with applicable changes in fair value of investment securities and servicing rights, comprise the other income caption “Change in net assets related to consolidated VIEs,” which represents our beneficial interest in those consolidated VIEs.  The magnitude of the securitization VIE eliminations is merely a function of the number of CMBS and RMBS trusts consolidated in any given period, and as such, is not a meaningful indicator of operating results.  The eliminations primarily relate to CMBS trusts for which the Investing and Servicing Segment is deemed the primary beneficiary and, to a much lesser extent beginning in 2018, some CMBS and RMBS trusts for which the Commercial and Residential Lending Segment is deemed the primary beneficiary.

Income Tax Provision

Historically, our consolidated income tax provision principally relates to the taxable nature of the Investing and Servicing Segment’s loan servicing and loan conduit businesses which are housed in TRSs. For the year ended December 31, 2018, our income tax provision decreased $16.2 million to $15.3 million, compared to $31.5 million for the year ended December 31, 2017.  The decrease primarily reflects (i) the effect of a lower statutory tax rate in 2018 and (ii) the absence of the additional tax expense in 2017 that resulted from a taxable gain on the disposition of an interest in an investee entity, partially offset by (iii) the remeasurement of our net deferred tax assets upon enactment of the Tax Cuts and Jobs Act in December 2017 and (iv) additional tax expense in 2018 as a result of taxable gains in our TRSs from sales of operating properties that had been held in our Master Lease Portfolio and REIS Equity Portfolio.

Net Income Attributable to Non-controlling Interests

For the year ended December 31, 2018, net income attributable to non-controlling interests increased $13.4 million to $25.4 million, compared to $12.0 million for the year ended December 31, 2017.  The increase was primarily due to the effect of non-controlling interests in our Woodstar II Portfolio, which consists of properties acquired in and after December 2017, partially offset by the effect of non-controlling interests in a non-recurring gain of a consolidated VIE during the year ended December 31, 2017.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Commercial and Residential Lending Segment

Revenues

For the year ended December 31, 2017, revenues of our Commercial and Residential Lending Segment increased $50.2 million to $547.9 million, compared to $497.7 million for the year ended December 31, 2016. This increase was primarily due to an increase in interest income from loans principally due to higher average loan balances and LIBOR rates, partially offset by lower levels of prepayment related income.

Costs and Expenses

For the year ended December 31, 2017, costs and expenses of our Commercial and Residential Lending Segment increased $13.3 million to $127.1 million, compared to $113.8 million for the year ended December 31, 2016. This increase was primarily due to (i) a $19.2 million increase in interest expense associated with the various secured financing facilities used to fund a portion of our investment portfolio and (ii) a $3.3 million increase in general, administrative and other expenses, partially offset by a $9.2 million decrease in our loan loss allowance.

Net Interest Income (amounts in thousands)

	For the Year Ended December 31,
	2017	2016	Change
Interest income from loans	$499,806	$449,470	$50,336
Interest income from investment securities	46,710	47,241	(531)
Interest expense	(107,167)	(88,000)	(19,167)
Net interest income	$439,349	$408,711	$30,638

For the year ended December 31, 2017, net interest income of our Commercial and Residential Lending Segment increased $30.6 million to $439.3 million, compared to $408.7 million for the year ended December 31, 2016.  This increase reflects the increase in interest income explained in the Revenues discussion above, partially offset by the increase in interest expense on our secured financing facilities.

During each of the years ended December 31, 2017 and 2016, the overall weighted average unlevered yield on the Commercial and Residential Lending Segment’s loans and investment securities was 7.5%. The weighted average unlevered yield remained unchanged primarily due to the benefits of increases in LIBOR, which offset lower levels of prepayment related income and the compression of interest rate spreads in credit markets for the year ended December 31, 2017.

During the year ended December 31, 2017 and 2016, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 3.8% and 3.4%, respectively, and 3.7% and 3.3%, respectively, excluding the impact of bridge financing. The increases in borrowing rates primarily reflect increases in LIBOR.

Other Income

For the year ended December 31, 2017, other income of our Commercial and Residential Lending Segment decreased $5.1 million to $4.1 million, compared to $9.2 million for the year ended December 31, 2016. The decrease was primarily due to a $76.8 million unfavorable change in gain (loss) on derivatives, partially offset by a $71.2 million favorable change in foreign currency gain (loss).  The unfavorable change from derivatives reflects a $77.6 million unfavorable change on foreign currency hedges, partially offset by a $0.8 million decreased loss on interest rate swaps.  The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and CMBS investments.  The unfavorable change on the foreign currency hedges and the favorable change in foreign currency gain (loss) reflect the overall weakening of the U.S. dollar against the GBP in the year ended December 31, 2017 versus a strengthening of the U.S. dollar in the year ended December 31, 2016.  The interest rate swaps are used primarily to fix our interest rate payments on certain variable rate borrowings, which fund fixed rate investments.

Property Segment

Change in Results by Portfolio (amounts in thousands)

	$ Change from prior year
		Costs and	Gain (loss) on derivative		Income (loss) before
	Revenues	expenses	financial instruments	Other income (loss)	income taxes
Master Lease Portfolio	$13,260	$9,370	$(2,354)	$—	$1,536
Medical Office Portfolio	65,570	66,652	(25,443)	—	(26,525)
Ireland Portfolio	550	52	(38,012)	130	(37,384)
Woodstar I Portfolio	4,998	(11,288)	—	(9,102)	7,184
Woodstar II Portfolio	134	229	—	7	(88)
Investment in unconsolidated entities	—	4	—	(37,422)	(37,426)
Other/Corporate	—	620	—	—	(620)
Total	$84,512	$65,639	$(65,809)	$(46,387)	$(93,323)

Revenues

For the year ended December 31, 2017, revenues of our Property Segment increased $84.5 million to $199.1 million, compared to $114.6 million for the year ended December 31, 2016.  The increase in revenues in the year ended December 31, 2017 was primarily due to the full year inclusion of rental income for the Medical Office Portfolio, which was acquired in December 2016, and the Woodstar I Portfolio, which was acquired over a period from October 2015 through April 2016.  Also contributing to the increase was rental income from the Master Lease Portfolio which was acquired on September 25, 2017.  The first phase of our Woodstar II Portfolio was acquired on December 28, 2017, so such acquisition had little impact on revenues.

Costs and Expenses

For the year ended December 31, 2017, costs and expenses of our Property Segment increased $65.6 million to $197.5 million, compared to $131.9 million for the year ended December 31, 2016. The increase in costs and expenses reflects increases of $22.9 million in depreciation and amortization, $24.7 million in other rental related costs and $24.5 million in interest expense, all primarily due to the full year inclusion of the Medical Office Portfolio and Woodstar I Portfolio and acquisition of the Master Lease Portfolio, partially offset by lower amortization related to the Woodstar I Portfolio’s in-place lease intangible asset, which is fully amortized, and a $7.5 million decrease in acquisition costs not capitalized.

Other Income (Loss)

For the year ended December 31, 2017, other income (loss) of our Property Segment decreased $112.2 million to a loss of $59.9 million, compared to income of $52.3 million for the year ended December 31, 2016. The decrease in other income (loss) was primarily due to (i) a $65.8 million unfavorable change in gain (loss) on derivatives of which $38.7 million related to foreign exchange contracts which economically hedge our Euro currency exposure with respect to the Ireland Portfolio and $27.1 million related to interest rate swaps which primarily hedge the variable interest rate risk on borrowings secured by our Medical Office Portfolio, (ii) a $37.4 million unfavorable change in earnings (loss) from unconsolidated entities due to decreases in fair value of the properties in the Retail Fund (see Notes 8 and 16 to the Consolidated Financial Statements) and (iii) the non-recurrence of an $8.4 million bargain purchase gain recognized on the Woodstar I Portfolio in the second quarter of 2016.

Investing and Servicing Segment

Revenues

For the year ended December 31, 2017, revenues of our Investing and Servicing Segment decreased $40.6 million to $312.2 million, compared to $352.8 million for the year ended December 31, 2016. The decrease in revenues in the year ended December 31, 2017 was primarily due to decreases of $33.8 million in servicing fees and $11.9 million in interest income from CMBS investments, partially offset by a $12.3 million increase in rental income on our expanded REIS Equity Portfolio. The $33.8 million decrease in servicing fees is primarily due to the divestiture of our European servicing and advisory business in October 2016 and lower domestic servicing fees.  The $11.9 million decrease in CMBS interest income reflects a lower level of CMBS interest recoveries from asset liquidations by CMBS trusts.

Costs and Expenses

For the year ended December 31, 2017, costs and expenses of our Investing and Servicing Segment decreased $16.2 million to $157.6 million, compared to $173.8 million for the year ended December 31, 2016. The decrease in costs and expenses was primarily due to a $26.5 million decrease in general and administrative expenses principally reflecting the divestiture of our European servicing and advisory business and lower compensation costs, partially offset by increases of $4.4 million in costs of rental operations, $3.9 million in depreciation and amortization and $3.9 million in interest expense, all primarily related to our expanded REIS Equity Portfolio.

Other Income

For the year ended December 31, 2017, other income of our Investing and Servicing Segment increased $171.6 million to $176.0 million, compared to $4.4 million for the year ended December 31, 2016. The increase in other income was primarily due to (i) a $98.4 million favorable change in fair value of CMBS investments to an increase of $54.3 million compared to a decrease of $44.1 million in the years ended December 31, 2017 and 2016, respectively, (ii) a $53.9 million increase in earnings from an unconsolidated investor entity which owns equity in an online real estate company (see Note 8 to the Consolidated Financial Statements), (iii) a $19.8 million gain on sale of five operating properties, (iv) a $12.9 million lesser decrease in fair value of servicing rights reflecting the expected reduction in amortization of this deteriorating asset net of increases in fair value due to the attainment of new servicing contracts, all partially offset by (v) a $9.6 million lesser increase in the fair value of our conduit loans held-for-sale.

Corporate and Other Items

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

Corporate Other Loss

For the year ended December 31, 2017, corporate other loss increased $2.1 million to $6.6 million, compared to $4.5 million for the year ended December 31, 2016.  The increase in corporate other loss was primarily due to (i) a $2.5 million decrease in other income, which included a reimbursement received related to a partnership guarantee arrangement in 2016, and (ii) a $2.4 million loss on an interest rate swap used to hedge the portion of our 2025 Senior Notes used to repay variable-rate secured financing, partially offset by (iii) a $2.8 million decreased loss on extinguishment of debt.

Securitization VIE Eliminations

Refer to the preceding comparison of the year ended December 31, 2018 to the year ended December 31, 2017 for a discussion of the nature of securitization VIE eliminations.

Income Tax Provision

Historically, our consolidated income tax provision principally relates to the taxable nature of the Investing and Servicing Segment’s loan servicing and loan conduit businesses which are housed in TRSs. For the year ended December 31, 2017, our income tax provision increased $23.2 million to $31.5 million, compared to $8.3 million for the year ended December 31, 2016.  The change primarily reflects (i) an increase in the taxable income of our TRSs associated with earnings from our interest in an investor entity, which owns equity in an online real estate company and sold nearly all of its interest during the year ended December 31, 2017, and (ii) an income tax provision of $10.4 million resulting from the remeasurement of our net deferred tax assets upon enactment of the Tax Cuts and Jobs Act in December 2017 (see Note 21 to the Consolidated Financial Statements).

Net Income Attributable to Non-controlling Interests

For the year ended December 31, 2017, net income attributable to non-controlling interests increased $9.5 million to $12.0 million, compared to $2.5 million for the year ended December 31, 2017.  The increase was primarily due to non-controlling interests in a non-recurring gain of a consolidated VIE.

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

The following table presents our diluted weighted average shares used in our GAAP EPS calculation reconciled to our diluted weighted average shares used in our Core EPS calculation (amounts in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Diluted weighted average shares - GAAP	288,484	262,079	241,794
Add: Unvested stock awards	2,285	1,659	1,469
Add: Woodstar II Class A Units	8,971	—	—
Less: Convertible Notes dilution	(22,659)	(1,899)	(2,697)
Diluted weighted average shares - Core	277,081	261,839	240,566

The definition of Core Earnings allows management to make adjustments, subject to the approval of a majority of our independent directors, in situations where such adjustments are considered appropriate in order for Core Earnings to be calculated in a manner consistent with its definition and objective. No adjustments to the definition of Core Earnings became effective during the year ended December 31, 2018.

As a reminder, in 2015, we adjusted the calculation of Core Earnings related to the equity component of our convertible notes.  We previously amortized the equity component of these instruments through interest expense for Core Earnings purposes, consistent with our GAAP treatment.  However, for Core Earnings purposes, the amount is not considered realized until the earlier of (a) the entire issuance of the notes has been extinguished; or (b) the equity portion has been fully amortized via repurchases of the notes. During the year ended December 31, 2018, we extinguished a portion of our 2019 Notes, consisting of an unpaid principal balance of $263.4 million. The notes were extinguished with 12.4 million common shares and $25.5 million of cash, reflecting a premium to par of $33.4 million.  The proportionate share of the premium which was settled in cash was first used to fully amortize the remaining equity portion of the notes, with the remaining amount recognized as a loss on extinguishment of debt for Core Earnings purposes.  For the year ended December 31, 2018, the loss totaled $2.9 million.  The corresponding GAAP loss was $2.1 million (refer to Note 11 to the Consolidated Financial Statements for further discussion).

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

The following table summarizes our quarterly Core Earnings per weighted average diluted share for the years ended December 31, 2018, 2017 and 2016:

	Core Earnings For the Three-Month Periods Ended
	March 31	June 30	September 30	December 31
2018	$0.58	$0.54	$0.53	$0.54
2017	0.51	0.52	0.65	0.55
2016	0.50	0.50	0.59	0.50

The following table presents our summarized results of operations and reconciliation to Core Earnings for the year ended December 31, 2018, by business segment (amounts in thousands):

	Commercial
	and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing
	Segment	Segment	Segment	Segment	Corporate	Total
Revenues	$627,950	$30,709	$292,897	$304,480	$360	$1,256,396
Costs and expenses	(226,625)	(33,386)	(292,548)	(161,623)	(263,685)	(977,867)
Other income (loss)	8,617	396	52,727	94,614	(9,429)	146,925
Income (loss) before income taxes	409,942	(2,281)	53,076	237,471	(272,754)	425,454
Income tax provision	(2,801)	(292)	(7,549)	(4,688)	—	(15,330)
Income attributable to non-controlling interests	(1,451)	—	(17,623)	(5,220)	—	(24,294)
Net income (loss) attributable to Starwood Property Trust, Inc.	405,690	(2,573)	27,904	227,563	(272,754)	385,830
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	17,623	—	—	17,623
Non-cash equity compensation expense	2,857	477	300	4,934	14,312	22,880
Management incentive fee	—	—	—	—	41,399	41,399
Acquisition and investment pursuit costs	1,391	3,827	(337)	(333)	—	4,548
Depreciation and amortization	76	—	112,007	20,295	—	132,378
Loan loss allowance, net	34,821	—	—	—	—	34,821
Interest income adjustment for securities	(736)	—	—	16,754	—	16,018
Extinguishment of debt, net	—	—	—	—	8,199	8,199
Other non-cash items	—	—	(3,031)	2,204	3,057	2,230
Reversal of GAAP unrealized (gains) / losses on:
Loans held-for-sale	6,851	—	—	(47,373)	—	(40,522)
Securities	(763)	—	—	(33,229)	—	(33,992)
Derivatives	(18,439)	(1,821)	(18,854)	(1,235)	9,521	(30,828)
Foreign currency	7,816	1,425	2	2	—	9,245
Earnings from unconsolidated entities	(5,063)	—	(3,658)	(3,809)	—	(12,530)
Recognition of Core realized gains / (losses) on:
Loans held-for-sale	(616)	—	—	46,063	—	45,447
Securities	3,528	—	—	6,209	—	9,737
Derivatives	(7,258)	(105)	(4,076)	2,790	—	(8,649)
Foreign currency	9,913	43	(2)	(73)	—	9,881
Earnings from unconsolidated entities	5,178	—	—	4,242	—	9,420
Sales of properties	—	—	(5,379)	(9,667)	—	(15,046)
Core Earnings (Loss)	$445,246	$1,273	$122,499	$235,337	$(196,266)	$608,089
Core Earnings (Loss) per Weighted Average Diluted Share	$1.61	$—	$0.44	$0.85	$(0.71)	$2.19

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
Reversal of GAAP unrealized (gains) / losses on:
Loans held-for-sale	(2,324)	—	(64,663)	—	(66,987)
Securities	(66)	—	(54,333)	—	(54,399)
Derivatives	33,506	31,676	461	2,666	68,309
Foreign currency	(33,651)	(14)	(6)	—	(33,671)
Earnings from unconsolidated entities	(3,365)	27,685	(68,192)	—	(43,872)
Purchases and sales of properties	—	—	(613)	—	(613)
Recognition of Core realized gains / (losses) on:
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
Reversal of GAAP unrealized (gains) / losses on:
Loans held-for-sale	—	—	(74,251)	—	(74,251)
Securities	(20)	—	44,094	—	44,074
Derivatives	(44,151)	(33,497)	2,526	—	(75,122)
Foreign currency	37,595	38	(3,661)	(5)	33,967
Earnings from unconsolidated entities	(3,447)	(9,736)	(8,937)	—	(22,120)
Recognition of Core realized gains / (losses) on:
Loans held-for-sale	—	—	74,192	—	74,192
Securities	—	—	(2,288)	—	(2,288)
Derivatives	33,384	186	(2,013)	—	31,557
Foreign currency	(32,803)	(38)	3,352	5	(29,484)
Earnings from unconsolidated entities	4,051	7,245	4,673	—	15,969
Core Earnings (Loss)	$393,522	$46,408	$242,447	$(179,851)	$502,526
Core Earnings (Loss) per Weighted Average Diluted Share	$1.64	$0.19	$1.01	$(0.75)	$2.09

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Commercial and Residential Lending Segment

The Commercial and Residential Lending Segment’s Core Earnings increased by $25.2 million, from $420.0 million during the year ended December 31, 2017 to $445.2 million during the year ended December 31, 2018. After making adjustments for the calculation of Core Earnings, revenues were $627.2 million, costs and expenses were $187.5 million and other income was $9.8 million.

Core revenues, consisting principally of interest income on loans, increased by $80.2 million during the year ended December 31, 2018, primarily due to a $76.8 million increase in interest income from loans and a $3.5 million increase in interest income from investment securities. The increased interest income from loans was principally due to (i) increased LIBOR rates, partially offset by the compression of interest rate spreads in credit markets, (ii) higher average balances of both commercial loans and residential loans held-for-sale and (iii) income received in 2018 from a profit participation in a mortgage loan that was repaid in 2016, partially offset by (iv) lower levels of prepayment related income.

Core costs and expenses increased by $59.2 million during the year ended December 31, 2018, primarily due to a $53.6 million increase in interest expense associated with the various secured financing facilities used to fund a portion of our investment portfolio and a $6.5 million increase in general and administrative expenses.

Core other income increased by $6.9 million, primarily due to a $24.3 million favorable change in foreign currency gain (loss) and a $4.1 million increase in realized gains on sales of investments primarily from securitizations of residential loans held-for-sale, partially offset by a $23.1 million unfavorable change in gain (loss) on foreign currency derivatives.

Infrastructure Lending Segment

The Infrastructure Lending Segment had Core Earnings of $1.3 million for the period from the initial acquisition on September 19, 2018 through December 31, 2018.  After making adjustments for the calculation of Core Earnings, revenues were $30.7 million, costs and expenses were $29.1 million and other income (loss) was nominal.

Revenues of $30.7 million included interest income of $29.0 million from loans and $1.1 million from investment securities.

Costs and expenses of $29.1 million consisted of $20.9 million of interest expense on the debt facility used to finance a portion of the acquisition price and subsequent loan fundings, $5.2 million of general and administrative expenses and a $3.0 million acquisition-related commitment fee related to an unused bridge financing facility.

Property Segment

Core Earnings by Portfolio (amounts in thousands)

	For the Year Ended December 31,
	2018	2017	Change
Master Lease Portfolio	$40,271	$7,111	$33,160
Medical Office Portfolio	25,440	26,340	(900)
Ireland Portfolio	18,285	18,932	(647)
Woodstar I Portfolio	26,106	22,538	3,568
Woodstar II Portfolio	17,218	53	17,165
Investment in unconsolidated entities	—	3,559	(3,559)
Other/Corporate	(4,821)	(2,686)	(2,135)
Core Earnings	$122,499	$75,847	$46,652

The Property Segment’s Core Earnings increased by $46.7 million, from $75.8 million during the year ended December 31, 2017 to $122.5 million during the year ended December 31, 2018. After making adjustments for the calculation of Core Earnings, revenues were $291.6 million, costs and expenses were $183.1 million and other income was $21.6 million.

Core revenues increased by $94.0 million during the year ended December 31, 2018, primarily due to the fuller inclusion of rental income for the Master Lease Portfolio and Woodstar II Portfolio, both of which were acquired after August 2017.

Core costs and expenses increased by $58.8 million during the year ended December 31, 2018, primarily due to increases in interest expense of $29.3 million and rental related costs of $27.4 million primarily relating to the fuller inclusion of the Master Lease Portfolio and Woodstar II Portfolio.

Core other income increased by $18.8 million during the year ended December 31, 2018, primarily due to a $23.1 million net gain on sale of seven properties in the Master Lease Portfolio, partially offset by a $3.5 million decrease in equity in earnings recognized from our investment in the Retail Fund.

Investing and Servicing Segment

The Investing and Servicing Segment’s Core Earnings decreased by $36.3 million, from $271.6 million during the year ended December 31, 2017 to $235.3 million during the year ended December 31, 2018.  After making adjustments for the calculation of Core Earnings, revenues were $321.7 million, costs and expenses were $136.5 million, other income was $60.0 million, income tax provision was $4.7 million and the deduction of income attributable to non-controlling interests was $5.2 million.

Core revenues decreased by $4.4 million during the year ended December 31, 2018, primarily due to decreases of $7.3 million in servicing fees and $4.6 million in interest income from our CMBS portfolio, partially offset by an increase of $7.0 million in rental income from our REIS Equity Portfolio. The treatment of CMBS interest income on a GAAP basis is complicated by our application of the ASC 810 consolidation rules. In an attempt to treat these securities similar to the trust’s other investment securities, we compute core interest income pursuant to an effective yield methodology. In doing so, we segregate the portfolio into various categories based on the components of the bonds’ cash flows and the volatility related to each of these components. We then accrete interest income on an effective yield basis using the components of cash flows that are reliably estimable. Other minor adjustments are made to reflect management’s expectations for other components of the projected cash flow stream.

Core costs and expenses increased by $1.6 million during the year ended December 31, 2018, primarily due to increases of $7.6 million in interest expense and $5.3 million in costs of rental operations associated with our REIS Equity Portfolio, partially offset by an $11.0 million decrease in general and administrative expenses primarily reflecting lower profit-based compensation, headcount and corporate expense allocations.

Core other income includes profit realized upon securitization of loans by our conduit business, gains on sales of CMBS and operating properties, gains and losses on derivatives that were either effectively terminated or novated, and earnings from unconsolidated entities. These items are typically offset by a decrease in the fair value of our domestic servicing rights intangible which reflects the expected amortization of this deteriorating asset, net of increases in fair value due to the attainment of new servicing contracts.  Derivatives include instruments which hedge interest rate risk and credit risk on our conduit loans. For GAAP purposes, the loans, CMBS and derivatives are accounted for at fair value, with all changes in fair value (realized or unrealized) recognized in earnings. The adjustments to Core Earnings outlined above are also applied to the GAAP earnings of our unconsolidated entities.  Core other income decreased by $54.4 million principally due to decreases of $52.8 million in earnings from unconsolidated entities and $18.8 million in realized gains on conduit loans, partially offset by a $15.9 million lesser decrease in fair value of servicing rights.  The decrease in earnings from unconsolidated entities reflects a $52.4 million realized gain in the year ended December 31, 2017 related to an unconsolidated investor entity which owns equity in an online real estate company and sold nearly all of its interest during that year.

Income taxes, which principally relate to the operating results of our servicing and conduit businesses which are held in TRSs, decreased $25.9 million due to (i) a decrease in the taxable income of our TRSs, which during the year ended December 31, 2017 included the realized gain related to the unconsolidated investor entity which sold nearly all of its interest in an online real estate company, (ii) the non-recurring impact in 2017 of remeasuring our net deferred tax assets upon enactment of the Tax Cuts and Jobs Act and a (iii) a lower statutory tax rate in 2018.

Income attributable to non-controlling interests increased $1.8 million primarily due to the increased minority investors’ share of gains from operating properties sold during the year ended December 31, 2018.

Corporate

Core corporate costs and expenses increased by $13.0 million, from $183.3 million during the year ended December 31, 2017 to $196.3 million during the year ended December 31, 2018, primarily due to a $9.1 million decrease in core gains on extinguishment of debt and a $5.4 million increase in base management fees.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Commercial and Residential Lending Segment

The Commercial and Residential Lending Segment’s Core Earnings increased by $26.5 million, from $393.5 million during the year ended December 31, 2016 to $420.0 million during the year ended December 31, 2017. After making adjustments for the calculation of Core Earnings, revenues were $547.0 million, costs and expenses were $128.3 million and other income was $2.9 million.

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

Property Segment

Core Earnings by Portfolio (amounts in thousands)

	For the Year Ended December 31,
	2017	2016	Change
Master Lease Portfolio	$7,111	$—	$7,111
Medical Office Portfolio	26,340	(20)	26,360
Ireland Portfolio	18,932	20,196	(1,264)
Woodstar I Portfolio	22,538	21,051	1,487
Woodstar II Portfolio	53	—	53
Investment in unconsolidated entities	3,559	7,245	(3,686)
Other/Corporate	(2,686)	(2,064)	(622)
Core Earnings	$75,847	$46,408	$29,439

The Property Segment’s Core Earnings increased by $29.4 million, from $46.4 million during the year ended December 31, 2016 to $75.8 million during the year ended December 31, 2017. After making adjustments for the calculation of Core Earnings, revenues were $197.6 million, costs and expenses were $124.3 million and other income was $2.8 million.

Core revenues increased by $86.4 million during the year ended December 31, 2017, primarily due to the inclusion of a full year of rental income for the Medical Office Portfolio and the Woodstar I Portfolio and the acquisition of the Master Lease Portfolio.

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

Income taxes, which principally relate to the operating results of our servicing and conduit businesses which are held in TRSs, increased $20.6 million due to (i) an increase in the taxable income of our TRSs primarily associated with realized gains from our interest in an investor entity, which owns equity in an online real estate company and sold nearly all of its interest during the third quarter of 2017 and (ii) the impact of remeasuring our net deferred tax assets upon enactment of the Tax Cuts and Jobs Act in December 2017.

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

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet our cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make new investments where appropriate, pay dividends to our stockholders and other general business needs. We closely monitor our liquidity position and believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations for at least the next 12 months. Our primary sources of liquidity are as follows:

Cash Flows for the Year Ended December 31, 2018 (amounts in thousands)

		VIE	Excluding Investing
	GAAP	Adjustments	and Servicing VIEs
Net cash provided by operating activities	$585,470	$2,645	$588,115
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(4,428,891)	—	(4,428,891)
Proceeds from principal collections and sale of loans	3,893,279	—	3,893,279
Purchase of investment securities	(492,400)	(385,463)	(877,863)
Proceeds from sales and collections of investment securities	399,351	197,504	596,855
Infrastructure lending business combination	(2,158,553)	—	(2,158,553)
Proceeds from sales and insurance recoveries on properties	311,874	—	311,874
Purchases and additions to properties and other assets	(54,772)	(27,737)	(82,509)
Net cash flows from other investments and assets	9,303	—	9,303
Net cash used in investing activities	(2,520,809)	(215,696)	(2,736,505)
Cash Flows from Financing Activities:
Proceeds from borrowings	9,412,715	—	9,412,715
Principal repayments on and repurchases of borrowings	(6,360,610)	—	(6,360,610)
Payment of deferred financing costs	(67,218)	—	(67,218)
Proceeds from common stock issuances, net of offering costs	586	—	586
Payment of dividends	(509,966)	—	(509,966)
Contributions from non-controlling interests	13,407	—	13,407
Distributions to non-controlling interests	(256,404)	527	(255,877)
Purchase of treasury stock	(12,090)	—	(12,090)
Issuance of debt of consolidated VIEs	102,474	(102,474)	—
Repayment of debt of consolidated VIEs	(410,453)	410,453	—
Distributions of cash from consolidated VIEs	92,283	(92,283)	—
Net cash provided by financing activities	2,004,724	216,223	2,220,947
Net increase in cash, cash equivalents and restricted cash	69,385	3,172	72,557
Cash, cash equivalents and restricted cash, beginning of year	418,273	(5,726)	412,547
Effect of exchange rate changes on cash	207	—	207
Cash, cash equivalents and restricted cash, end of year	$487,865	$(2,554)	$485,311

The discussion below is on a non‑GAAP basis, after removing adjustments principally resulting from the consolidation of the securitization VIEs under ASC 810. These adjustments principally relate to (i) purchases of CMBS, RMBS, loans and real estate from consolidated VIEs, which are reflected as repayments of VIE debt on a GAAP basis and (ii) principal collections of CMBS and RMBS related to consolidated VIEs, which are reflected as VIE distributions on a GAAP basis. There is no significant net impact to cash flows from operations or to overall cash resulting from these consolidations. Refer to Note 2 to the Consolidated Financial Statements for further discussion.

Cash and cash equivalents increased by $72.6 million during the year ended December 31, 2018, reflecting net cash provided by operating activities of $588.1 million and net cash provided by financing activities of $2.2 billion, partially offset by net cash used in investing activities of $2.7 billion.

Net cash provided by operating activities of $588.1 million during the year ended December 31, 2018 related primarily to cash interest income of $515.3 million from our loan origination and conduit programs and cash interest income on investment securities of $162.3 million. Net rental income provided cash of $223.6 million and servicing fees provided cash of $110.8 million. Proceeds from principal collections and sales of loans held-for-sale, net of originations and purchases, provided cash of $141.8 million and a net change in operating assets and liabilities provided cash of $13.8 million. Offsetting these cash inflows was cash interest expense of $337.6 million, general and administrative expenses of $143.9 million, management fees of $92.3 million and business combination costs of $8.6 million.

Net cash used in investing activities of $2.7 billion for the year ended December 31, 2018 related primarily to the acquisition of the Infrastructure Lending Segment for $2.2 billion, the origination and acquisition of new loans held-for-investment of $4.4 billion, the purchase of investment securities of $877.9 million and the purchase of properties and other assets of $82.5 million, partially offset by the proceeds received from principal collections and sales of loans of $3.9 billion, investment securities of $596.9 million and sale/recovery of properties of $311.9 million.

Net cash provided by financing activities of $2.2 billion for the year ended December 31, 2018 related primarily to borrowings on our secured debt, net of repayments and deferred loan costs, of $2.9 billion, including $1.7 billion to finance the acquisition of the Infrastructure Lending Segment, and net borrowings after repayments of our unsecured debt of $97.5 million, partially offset by dividend distributions of $510.0 million and net distributions to non-controlling interests of $242.5 million. The net distributions to non-controlling interests were principally related to the 2018 closing of the Woodstar II Portfolio acquisition.

Financing Arrangements

We utilize a variety of financing arrangements, including:

1)

Repurchase Agreements:  Repurchase agreements effectively allow us to borrow against loans and securities that we own. Under these agreements, we sell our loans and securities to a counterparty and agree to repurchase the same loans and securities from the counterparty at a price equal to the original sales price plus interest. The counterparty retains the sole discretion over both whether to purchase the loan and security from us and, subject to certain conditions, the market value of such loan or security for purposes of determining whether we are required to pay margin to the counterparty. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, we would be required to repay any amounts borrowed in excess of the product of (i) the revised market value multiplied by (ii) the applicable advance rate. During the term of a repurchase agreement, we receive the principal and interest on the related loans and securities and pay interest to the counterparty. As of December 31, 2018, we had various repurchase agreements, with details referenced in the table provided below.

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

4)

Loan Sales, Syndications and Securitizations:  We seek non‑recourse long‑term financing from loan sales, syndications and/or securitizations of our investments in mortgage loans. The sales, syndications or securitizations generally involve a senior portion of our loan but may involve the entire loan. Loan sales and syndications generally involve the sale of a senior note component or participation interest to a third party lender. Securitization generally involves transferring notes to a special purpose vehicle (or the issuing entity), which then issues one or more classes of non‑recourse notes pursuant to the terms of an indenture. The notes are secured by the pool of assets. In exchange for the transfer of assets to the issuing entity, we receive cash proceeds from the sale of non‑recourse notes. Sales, syndications or securitizations of our portfolio investments might magnify our exposure to losses on those portfolio investments because the retained subordinate interest in any particular overall loan would be subordinate to the loan components sold and we would, therefore, absorb all losses sustained with respect to the overall loan before the owners of the senior notes experience any losses with respect to the loan in question.

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

The following table is a summary of our secured financing facilities as of December 31, 2018 (dollars in thousands):

	Current Maturity	Extended Maturity (a)	Pricing		Pledged Asset Carrying Value	Maximum Facility Size		Outstanding Balance	Approved but Undrawn Capacity (b)	Unallocated Financing Amount (c)
Lender 1 Repo 1	(d)	(d)	LIBOR + 1.60% to 5.75%		$1,678,448	$2,000,000		$1,279,979	$—	$720,021
Lender 2 Repo 1	Apr 2020	Apr 2023	LIBOR + 1.50% to 2.50%		542,255	900,000	(e)	384,791	37,000	478,209
Lender 4 Repo 2	May 2021	May 2023	LIBOR + 2.00% to 3.25%		1,141,153	1,000,000		552,345	205,100	242,555
Lender 6 Repo 1	Aug 2021	N/A	LIBOR + 2.00% to 2.75%		655,536	600,000		507,545	—	92,455
Lender 6 Repo 2	Oct 2022	Oct 2023	GBP LIBOR + 2.75%, EURIBOR + 2.25%		386,670	422,090		312,437	—	109,653
Lender 7 Repo 1	Sep 2021	Sep 2023	LIBOR + 1.75% to 2.25%		89,038	250,000		71,720	—	178,280
Lender 10 Repo 1	May 2021	May 2023	LIBOR + 1.50% to 2.75%		200,440	164,840		160,480	—	4,360
Lender 11 Repo 1	Jun 2019	Jun 2020	LIBOR + 2.10%		—	200,000		—	—	200,000
Lender 11 Repo 2	Sep 2019	Sep 2023	LIBOR + 2.00% to 2.50%		355,606	500,000		270,690	—	229,310
Lender 12 Repo 1	Jun 2021	Jun 2024	LIBOR + 2.10% to 2.45%		57,368	250,000		43,500	—	206,500
Lender 13 Repo 1	(f)	(f)	LIBOR + 1.50%		18,425	200,000		14,824	—	185,176
Lender 7 Secured Financing	Feb 2021	Feb 2023	LIBOR + 2.25%	(g)	93,085	650,000	(h)	—	69,755	580,245
Lender 8 Secured Financing	Aug 2019	N/A	LIBOR + 4.00%		—	—		—	—	—
Conduit Repo 2	Nov 2019	Nov 2020	LIBOR + 2.25%		47,622	200,000		35,034	—	164,966
Conduit Repo 3	Feb 2020	Feb 2021	LIBOR + 2.10%		—	150,000		—	—	150,000
MBS Repo 1	(i)	(i)	N/A		—	—		—	—	—
MBS Repo 2	Dec 2020	N/A	LIBOR + 1.55% to 1.75%		222,333	159,202		159,202	—	—
MBS Repo 3	(j)	(j)	LIBOR + 1.30% to 1.85%		691,963	427,942		427,942	—	—
MBS Repo 4	(k)	N/A	LIBOR + 1.70%		155,063	110,000		13,824	81,272	14,904
MBS Repo 5	Dec 2028	Jun 2029	4.21%		57,619	150,000		55,437	—	94,563
Investing and Servicing Segment Property Mortgages	May 2020 to Jun 2026	N/A	Various		263,725	242,499		219,237	—	23,262
Ireland Mortgage	Oct 2025	N/A	1.93%		460,581	362,854		362,854	—	—
Woodstar I Mortgages	Nov 2025 to Oct 2026	N/A	3.72% to 3.97%		346,402	276,748		276,748	—	—
Woodstar I Government Financing	Mar 2026 to Jun 2049	N/A	1.00% to 5.00%		195,903	131,179		131,179	—	—
Woodstar II Mortgages	Jan 2028 to Apr 2028	N/A	3.81% to 3.85%		530,299	417,669		417,669	—	—
Woodstar II Government Financing	Jun 2030 to Aug 2052	N/A	1.00% to 3.19%		39,126	25,311		25,311	—	—
Medical Office Mortgages	Dec 2021	Dec 2023	LIBOR + 2.50%		680,335	524,499		492,828	—	31,671
Master Lease Mortgages	Oct 2027	N/A	4.38%		333,107	194,900		194,900	—	—
Infrastructure Lending Facility	Sep 2021	Sep 2022	Various		1,905,469	2,020,971		1,551,148	—	469,823
Term Loan A	Dec 2020	Dec 2021	LIBOR + 2.25%	(g)	912,857	300,000		300,000	—	—
Revolving Secured Financing	Dec 2020	Dec 2021	LIBOR + 2.25%	(g)	—	100,000		—	100,000	—
FHLB	Feb 2021	N/A	Various		623,660	500,000		500,000	—	—
					$12,684,088	$13,430,704		8,761,624	$493,127	$4,175,953
Unamortized net discount								(963)
Unamortized deferred financing costs								(77,096)
								$8,683,565

(a)	Subject to certain conditions as defined in the respective facility agreement.

(b)	Approved but undrawn capacity represents the total draw amount that has been approved by the lender related to those assets that have been pledged as collateral, less the drawn amount.

(c)	Unallocated financing amount represents the maximum facility size less the total draw capacity that has been approved by the lender.

(d)

Maturity date for borrowings collateralized by loans is September 2019 with an additional extension option to September 2021.  Borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions and not to exceed September 2025.

(e)	The initial maximum facility size of $600.0 million may be increased to $900 million at our option, subject to certain conditions.

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

(j)

Facility carries a rolling 12-month term which may reset monthly with the lender’s consent. Current maturity is December 2019. This facility carries no maximum facility size. Amounts reflect the outstanding balance as of December 31, 2018.

(k)	The date that is 270 days after the buyer delivers notice to seller, subject to a maximum date of May 2020.

Refer to Note 10 to the Consolidated Financial Statements for a detailed discussion of new secured credit facilities and amendments to existing credit facilities entered into during the year ended December 31, 2018.

Variance between Average and Quarter‑End Credit Facility Borrowings Outstanding

The following tables compare the average amount outstanding under our secured financing agreements during each quarter and the amount outstanding as of the end of each quarter, together with an explanation of significant variances (amounts in thousands):

		Weighted-Average		Explanations
	Quarter-End	Balance During		for Significant
Quarter Ended	Balance	Quarter	Variance	Variances
March 31, 2018	$5,596,955	$5,573,668	$23,287	N/A
June 30, 2018	6,263,085	5,813,312	449,773	(a)
September 30, 2018	8,671,698	6,918,063	1,753,635	(b)
December 31, 2018	8,761,624	8,885,381	(123,757)	(c)

(a)

The Commercial and Residential Lending Segment funded 63% of the second quarter’s total loan fundings during June 2018, which resulted in the Company drawing on its secured financing agreements near quarter end to finance the additional loan fundings.

(b)	The Infrastructure Lending Segment acquisition closed on September 19, 2018, which resulted in the funding of $1.5 billion under the new Infrastructure Lending Facility.

(c)	Variance primarily due to the following: (i) $83.0 million repaid on the Lender 4 Repo 2 facility in December 2018; and (ii) $37.0 million repaid on the Lender 2 Repo 1 facility in December 2018.

		Weighted-Average		Explanations
	Quarter-End	Balance During		for Significant
Quarter Ended	Balance	Quarter	Variance	Variances
March 31, 2017	$4,456,347	$4,154,497	$301,850	(a)
June 30, 2017	4,788,996	4,591,428	197,568	(b)
September 30, 2017	5,555,720	5,020,575	535,145	(c)
December 31, 2017	5,813,447	5,885,681	(72,234)	(d)

(a)	Variance primarily due to the following: (i) $336.8 million drawn on the Lender 1 Repo 1 facility in March 2017.

(b)	Variance primarily due to the following: (i) $136.8 million drawn on the Lender 10 Repo 1 facility in May 2017; and (ii) $60.0 million drawn on the Lender 4 Repo 2 facility throughout the quarter.

(c)

Variance primarily due to the following: (i) $265.9 million drawn on the Master Lease Mortgages in September 2017; (ii) $265.3 million drawn on the Lender 6 Repo 1 facility throughout the quarter; and (iii) $250.0 million drawn on FHLB in July 2017.

(d)

Variance primarily due to the following: (i) $188.7 million repaid on former Lender 9 Repo 1 throughout the quarter; and (ii) $59.0 million repaid on Lender 10 Repo 1 in December 2017; partially offset by (iii) $195.0 million drawn on FHLB throughout the quarter.

Borrowings under Unsecured Senior Notes

During the years ended December 31, 2018 and 2017, the weighted average effective borrowing rate on our unsecured senior notes was 4.8% and 5.5%, respectively. The effective borrowing rate includes the effects of underwriter purchase discount and the adjustment for the conversion option on the convertible notes, the initial value of which reduced the balance of the notes.

Refer to Note 11 to the Consolidated Financial Statements for further disclosure regarding the terms of our unsecured senior notes.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities

The following scheduled and/or projected principal repayments on our investments were based upon the amounts outstanding and contractual terms of the financing facilities in effect as of December 31, 2018 (amounts in thousands):

	Scheduled Principal	Scheduled/Projected	Projected/Required		Scheduled Principal
	Repayments on Loans	Principal Repayments	Repayments of		Inflows Net of
	and HTM Securities	on RMBS and CMBS	Financing		Financing Outflows
First Quarter 2019	$444,996	$16,430	$(178,517)		$282,909
Second Quarter 2019	581,057	22,476	(52,704)		550,829
Third Quarter 2019	319,730	17,359	(62,468)		274,621
Fourth Quarter 2019	644,721	17,416	(618,312)	(1)	43,825
Total	$1,990,504	$73,681	$(912,001)		$1,152,184

(1)	Includes $418.2 million of repayments associated with a secured financing facility that carries a rolling 12-month term which may reset monthly with the lender’s consent.

In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

Issuances of Equity Securities

We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At December 31, 2018, we had 100,000,000 shares of preferred stock available for issuance and 224,340,448 shares of common stock available for issuance.

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

Repurchases of Equity Securities and Convertible Senior Notes

In September 2014, our board of directors authorized and announced the repurchase of up to $250.0 million of our outstanding common stock over a period of one year. Subsequent amendments to the repurchase program approved by our board of directors in December 2014, June 2015, January 2016 and February 2017 resulted in the program being (i) amended to increase maximum repurchases to $500.0 million, (ii) expanded to allow for the repurchase of our outstanding convertible senior notes under the program and (iii) extended through January 2019. Purchases made pursuant to the program are made in either the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are discretionary and are subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The program may be suspended or discontinued at any time.  During the year ended December 31, 2018, we repurchased $12.1 million of common stock and no convertible senior notes under the repurchase program.  As of December 31, 2018, we had $250.1 million of remaining capacity to repurchase common stock and/or convertible senior notes under the repurchase program.

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

The tax treatment for our aggregate distributions per share of common stock paid with respect to the 2018 tax year is as follows:

			Ordinary	Taxable
		Per Share	Taxable	Qualified	Capital Gain	Unrecaptured	Nondividend	Section 199A
Record Date	Payable Date	Dividend Paid	Dividends	Dividends	Distribution	1250 Gain	Distributions	Dividends
12/29/2017	1/12/2018	$0.3344	$0.2699	$0.0253	$0.0645	$0.0012	$—	$0.2446
3/30/2018	4/13/2018	0.4800	0.3874	0.0364	0.0926	0.0018	—	0.3510
6/29/2018	7/13/2018	0.4800	0.3874	0.0364	0.0926	0.0018	—	0.3510
9/28/2018	10/15/2018	0.4800	0.3874	0.0364	0.0926	0.0018	—	0.3510
12/31/2018	1/15/2019	0.1620	0.1307	0.0123	0.0313	0.0006	—	0.1184
		$1.9364	$1.5628	$0.1468	$0.3736	$0.0072	$—	$1.4160

To the extent that total dividends for the 2018 tax year exceeded 2018 taxable income, the portion of the fourth quarter dividend paid in January of 2019 that is equal to such excess is treated as a 2019 dividend for federal tax purposes.

Leverage Policies

We employ leverage, to the extent available, to fund the acquisition of our target assets, increase potential returns to our stockholders, or provide temporary liquidity. Leverage can be either direct by utilizing private third party financing or indirect through originating, acquiring or retaining subordinated mortgages, B‑Notes, subordinated loan participations or mezzanine loans. Although the type of leverage we deploy is dependent on the underlying asset that is being financed, we intend, when possible, to utilize leverage whose maturity is equal to or greater than the maturity of the underlying asset and minimize to the greatest extent possible exposure to the Company of credit losses associated with any individual asset. In addition, we intend to mitigate the impact of potential future interest rate increases on our borrowings through utilization of hedging instruments, primarily interest rate swap agreements.

The amount of leverage we deploy for particular investments in our target assets depends upon our Manager’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. and European economy and commercial, residential and infrastructure markets, our outlook for the level, slope and volatility of interest rates, the credit quality of our assets, the collateral underlying our assets and our outlook for asset spreads relative to the LIBOR curve. Under our current repurchase agreements and bank credit facility, our total leverage may not exceed 75% of total assets (as defined), as adjusted to remove the impact of bona‑fide loan sales that are accounted for as financings and the consolidation of VIEs pursuant to GAAP. As of December 31, 2018, our total debt to assets ratio was 66.9%.

Contractual Obligations and Commitments

Contractual obligations as of December 31, 2018 are as follows (amounts in thousands):

		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Secured financings (a)	$8,761,624	$726,481	$2,301,610	$3,268,839	$2,464,694
Unsecured senior notes	2,027,969	77,969	1,200,000	250,000	500,000
Secured borrowings on transferred loans (b)	74,692	—	74,692	—	—
Loan funding commitments (c)	2,011,314	1,208,233	739,597	63,484	—
Infrastructure Lending Segment commitments (d)	409,660	383,357	26,303	—	—
Loan purchase commitments (e)	150,000	150,000	—	—	—
Future lease commitments	28,107	6,703	9,139	689	11,576
Total	$13,463,366	$2,552,743	$4,351,341	$3,583,012	$2,976,270

(a)

Represents the contractual maturity of the respective credit facility, inclusive of available extension options.  If investments that have been pledged as collateral repay earlier than the contractual maturity of the debt, the related portion of the debt would likewise require earlier repayment. Refer to Note 10 to the Consolidated Financial Statements for the expected maturities by year.

(b)

These amounts relate to financial asset sales that were required to be accounted for as secured borrowings. As a result, the assets we sold remain on our consolidated balance sheet for financial reporting purposes. Such assets are expected to provide match funding for these liabilities.

(c)

Excludes $193.0 million of loan funding commitments in which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower earlier than, or in excess of, expectations.

(d)	Represents contractual commitments of $240.5 million under revolvers and letters of credit (“LCs”) and $169.2 million under delayed draw term commitment.

(e)	Represents the Company’s contractual commitments to purchase residential mortgage loans from a third party residential mortgage originator.

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

We regularly evaluate the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral, as well as the financial and operating capability of the borrower. Specifically, the collateral’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and/or (iii) the collateral’s liquidation value. We also evaluate the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the collateral. In addition, we consider the overall economic environment, real estate or industry sector and geographic sub‑market in which the borrower operates. Such impairment analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including (i) periodic financial data such as property operating statements, occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections and (iii) current credit spreads and discussions with market participants.

Significant judgment is required when evaluating loans for impairment; therefore, actual results over time could be materially different. The loan loss allowance was $39.2 million as of December 31, 2018, which includes $38.2 million of impairment reserves on specific loans recorded during 2018 and a general loan loss allowance of $1.0 million based on our loan risk rating system.

Classification and Impairment Evaluation of Investment Securities

Our investment securities consist primarily of (i) RMBS that we classify as available‑for‑sale, (ii) CMBS, infrastructure bonds and mandatorily redeemable preferred equity interests in commercial real estate entities which we expect to hold to maturity and (iii) CMBS and RMBS for which we have elected the fair value option. Investments classified as available‑for‑sale are carried at their fair value. For available‑for‑sale debt securities where we have not elected the fair value option, changes in fair value are recorded through accumulated other comprehensive income, a component of stockholders’ equity, rather than through earnings. We do not hold any of our investment securities for trading purposes.

When the estimated fair value of a debt security for which we have not elected to apply the fair value option is less than its amortized cost, we consider whether there is other-than-temporary (“OTTI”) in the value of the security. An impairment is deemed an OTTI if (i) we intend to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovering our cost basis or (iii) we do not expect to recover our cost basis even if we do not intend to sell the security or do not believe it is more likely than not that we will be required to sell the security before recovering our cost basis. If the impairment is deemed to be an OTTI, the resulting accounting treatment depends on the factors causing the OTTI. If the OTTI has resulted from (i) our intention to sell the security, or (ii) our judgment that it is more likely than not that we will be required to sell the security before recovering our cost basis, an impairment loss is recognized in earnings equal to the difference between our amortized cost basis and fair value. Whereas, if the OTTI has resulted from our conclusion that we will not recover our cost basis even if we do not intend to sell the security or do not believe it is more likely than not that we will be required to sell the security before recovering our cost basis, only the credit loss portion of the impairment is recorded in earnings, and the portion of the loss related to other factors, such as changes in interest rates, continues to be recognized in accumulated other comprehensive income. Determining whether there is an OTTI may require us to exercise significant judgment and make significant assumptions, including, but not limited to, estimated cash flows, estimated prepayments, loss assumptions, and assumptions regarding changes in interest rates. As a result, actual OTTI losses could differ from reported amounts. Such judgments and assumptions are based upon a number of factors, including (i) credit of the issuer or the borrowers, (ii) credit rating of the security, (iii) key terms of the security, (iv) performance of underlying loans, including debt service coverage and loan‑to‑value ratios, (v) the value of the collateral for underlying loans, (vi) the effect of local, industry, and broader economic factors, and (vii) the historical and anticipated trends in defaults and loss severities for similar securities. As of December 31, 2018, we held $209.1 million of available‑for‑sale RMBS which had gross unrealized gains of $53.5 million and immaterial unrealized losses. We also had $644.1 million of held‑to‑maturity debt securities which had gross unrealized losses of $3.5 million and gross unrealized gains of $3.3 million as of December 31, 2018. We recognized no material OTTI charges against earnings with respect to our investment securities during the years ended December 31, 2018, 2017 and 2016.

Valuation of Financial Assets and Liabilities Carried at Fair Value

We measure our VIE assets and liabilities, mortgage‑backed securities, derivative assets and liabilities, domestic servicing rights intangible asset and any assets or liabilities where we have elected the fair value option at fair value. When actively quoted observable prices are not available, we either use implied pricing from similar assets and liabilities or valuation models based on net present values of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors. See Note 20 to the Consolidated Financial Statements for details regarding the various methods and inputs we use in measuring the fair value of our financial assets and liabilities. As of December 31, 2018, we had $54.5 billion and $52.2 billion of financial assets and liabilities, respectively, that are measured at fair value, including $53.4 billion of VIE assets and $52.2 billion of VIE liabilities we consolidate pursuant to ASC 810.

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

Goodwill Impairment

Our goodwill at December 31, 2018 of $259.8 million represents the excess of consideration transferred over the fair value of net assets acquired in connection with the acquisitions of LNR in April 2013 and the Infrastructure Lending Segment in September 2018 and October 2018. In testing goodwill for impairment, we follow ASC 350, Intangibles—Goodwill and Other, which permits a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill. If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill, then no impairment is determined to exist for the reporting unit. However, if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value including goodwill, we compare the fair value of that reporting unit with its carrying value, including goodwill (“Step One”). If the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired with the impairment loss equal to the amount by which the carrying value of the goodwill exceeds the implied fair value of that goodwill.

Based on our qualitative assessments during the fourth quarter of 2018, we believe that the Investing and Servicing Segment reporting unit to which the LNR acquisition goodwill was attributed is not currently at risk of failing Step One of the impairment test. This qualitative assessment required judgment to be applied in evaluating the effects of multiple factors, including actual and projected financial performance of the reporting unit, macroeconomic conditions, industry and market conditions, and relevant entity specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. The first annual goodwill impairment test for the recently-acquired Infrastructure Lending Segment will occur in the fourth quarter of 2019 and is expected to require the application of similar judgment.

Property Impairment

We review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the carrying amount of the property to the undiscounted future net cash flows it is expected to generate. If such carrying amount exceeds the expected undiscounted future net cash flows, we adjust the carrying amount of the property to its estimated fair value. The estimation of future net cash flows and fair values of our properties involves significant judgments by our management, and changes to these judgments could significantly impact our reported results of operation. As of December 31, 2018 we held properties with a carrying value of $2.8 billion, none of which we determined were impaired at any point during the year ended December 31, 2018.

Impairment of Investments in Unconsolidated Entities

Investments in unconsolidated entities are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or each reporting period for certain cost method investments. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods and available information at the time the analyses are prepared. As of December 31, 2018, we held investments in unconsolidated entities with a carrying value of $171.8 million, none of which we determined were impaired at any point during the year ended December 31, 2018.

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

We seek to further manage credit risk associated with our Investing and Servicing Segment loans held‑for‑sale through the purchase of credit index instruments. The following table presents our credit index instruments as of December 31, 2018 and December 31, 2017 (dollars in thousands):

	Face Value of	Aggregate Notional Value of	Number of
	Loans Held-for-Sale	Credit Index Instruments	Credit Index Instruments
December 31, 2018	$46,249	$24,000	3
December 31, 2017	$132,393	$49,000	8

Capital Market Risk

We are exposed to risks related to the equity capital markets and our related ability to raise capital through the issuance of our common stock or other equity instruments. We are also exposed to risks related to the debt capital markets, and our related ability to finance our business through borrowings under repurchase obligations or other debt instruments. As a REIT, we are required to distribute a significant portion of our taxable income annually, which constrains our ability to accumulate operating cash flow and therefore requires us to utilize debt or equity capital to finance our business. We seek to mitigate these risks by monitoring the debt and equity capital markets to inform our decisions on the amount, timing and terms of capital we raise.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations such as repurchase agreements, bank credit facilities, term loans, revolving facilities and securitizations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we mitigate such interest rate risk through the utilization of interest rate derivatives of the same duration. The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of December 31, 2018 and 2017 (dollars in thousands):

		Aggregate Notional
	Face Value of	Value of Interest	Number of Interest
	Hedged Instruments	Rate Derivatives	Rate Derivatives
Instrument hedged as of December 31, 2018
Loans held-for-sale	$346,300	$337,700	10
RMBS, available-for-sale	309,497	109,000	3
Secured financing agreements	1,085,717	1,029,376	16
Unsecured senior notes	1,000,000	970,000	2
	$2,741,514	$2,446,076	31
Instrument hedged as of December 31, 2017
Loans held-for-sale	$232,393	$213,600	16
RMBS, available-for-sale	366,711	69,000	2
Secured financing agreements	1,051,458	1,009,180	16
Unsecured senior notes	500,000	470,000	1
	$2,150,562	$1,761,780	35

The following table summarizes the estimated annual change in net investment income for our LIBOR‑based investments and our LIBOR‑based debt assuming increases or decreases in LIBOR and adjusted for the effects of our interest rate hedging activities (amounts in thousands, except per share data):

	Variable rate
	investments and	3.0%	2.0%	1.0%	1.0%
Income (Expense) Subject to Interest Rate Sensitivity	indebtedness (1)	Increase	Increase	Increase	Decrease (2)
Investment income from variable rate investments	$9,201,847	$271,596	$180,774	$89,953	$(78,821)
Interest expense from variable rate debt, net of interest rate derivatives	(6,575,970)	(203,309)	(137,357)	(70,107)	66,157
Net investment income from variable rate instruments	$2,625,877	$68,287	$43,417	$19,846	$(12,664)
Impact per diluted shares outstanding		$0.24	$0.15	$0.07	$(0.04)

(1)	Includes the notional value of interest rate derivatives.

(2)	Assumes LIBOR does not go below 0%.

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

Extension Risk

We compute the projected weighted‑average life of our assets based on assumptions regarding the rate at which the borrowers will prepay the loans or extend. If prepayment rates decrease in a rising interest rate environment or extension options are exercised, the life of the fixed‑rate assets could extend beyond the term of the secured debt agreements. This could have a negative impact on our results of operations. In some situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

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

The following table represents our current currency hedge exposure as it relates to our investments denominated in foreign currencies, along with the aggregate notional amount of the hedges in place (amounts in thousands except for number of contracts) using the December 31, 2018 GBP closing rate of 1.2757, Euro (“EUR”) closing rate of 1.1472, Canadian Dollar (“CAD”) closing rate of 0.7333 and Australian Dollar (“AUD”) closing rate of 0.7049:

Carrying Value of Net Investment	Local Currency	Number of Foreign Exchange Contracts		Aggregate Notional Value of Hedges Applied	Expiration Range of Contracts
$2,523	GBP	1		$4,117	April 2019
71,746	GBP	49		71,726	January 2019 – June 2020
22,434	GBP	10		27,525	April 2019 – July 2021
29,389	EUR	8		37,756	May 2020 – March 2022
21,274	EUR	15		31,060	February 2019 – August 2022
2,432	GBP	1		4,030	April 2019
53,113	GBP	6		60,873	January 2019 – April 2021
240	GBP	1		359	March 2019
3,393	AUD	4		5,725	January 2019 – October 2019
4,968	CAD	16		6,640	January 2019 – October 2022
923	EUR	18		6,904	January 2019 – October 2022
3,067	GBP	16		6,444	January 2019 – October 2022
158,640	EUR	18	(1)	243,008	March 2019 – June 2020
27,600	GBP	12		36,323	March 2019 – December 2021
55,320	GBP	48		77,928	February 2019 – November 2021
4,585	GBP	1		4,681	April 2019
11,893	GBP	2		11,849	March 2019 – April 2019
7,585	EUR	3		11,277	April 2019
$481,125		229		$648,225

(1)	These foreign exchange contracts hedge our EUR currency exposure created by our acquisition of the Ireland Portfolio.

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

Inflation Risk

Most of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance significantly more than inflation does. Changes in interest rates may correlate with inflation rates and/or changes in inflation rates. Our financial statements are prepared in accordance with GAAP, and our distributions are determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair value without considering inflation.

Item 8.  Financial Statements and Supplementary Data.

All other schedules are omitted because they are not required or the required information is shown in the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Starwood Property Trust, Inc.

Greenwich, Connecticut

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Starwood Property Trust, Inc.  and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

/s/ DELOITTE & TOUCHE LLP
Miami, Florida February 28, 2019 We have served as the Company's auditor since 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Starwood Property Trust, Inc.

Greenwich, Connecticut

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Starwood Property Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2018, of the Company and our report dated February 28, 2019, expressed an unqualified opinion on those financial statements and financial statement schedules.

As described in Management Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the Infrastructure Lending Segment, which was acquired on September 19, 2018, and whose financial statements constitute 3% of total revenues, less than 1% of net income and 3% of total assets of the consolidated financial statement amounts as of and for the year ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting at the Infrastructure Lending Segment.

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

Miami, Florida

February 28, 2019

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	As of December 31,
	2018	2017
Assets:
Cash and cash equivalents	$239,824	$369,448
Restricted cash	248,041	48,825
Loans held-for-investment, net	8,532,356	6,562,495
Loans held-for-sale ($671,282 and $745,743 held at fair value)	1,187,552	745,743
Loans transferred as secured borrowings	74,346	74,403
Investment securities ($262,319 and $284,735 held at fair value)	906,468	718,203
Properties, net	2,784,890	2,647,481
Intangible assets ($20,557 and $30,759 held at fair value)	145,033	183,092
Investment in unconsolidated entities	171,765	185,503
Goodwill	259,846	140,437
Derivative assets	52,691	33,898
Accrued interest receivable	60,355	47,747
Other assets	152,922	138,140
Variable interest entity (“VIE”) assets, at fair value	53,446,364	51,045,874
Total Assets	$68,262,453	$62,941,289
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$217,663	$185,117
Related-party payable	44,043	42,369
Dividends payable	133,466	125,916
Derivative liabilities	15,415	36,200
Secured financing agreements, net	8,683,565	5,773,056
Unsecured senior notes, net	1,998,831	2,125,235
Secured borrowings on transferred loans, net	74,239	74,185
VIE liabilities, at fair value	52,195,042	50,000,010
Total Liabilities	63,362,264	58,362,088
Commitments and contingencies (Note 22)
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 280,839,692 issued and 275,659,552 outstanding as of December 31, 2018 and 265,983,309 issued and 261,376,424 outstanding as of December 31, 2017	2,808	2,660
Additional paid-in capital	4,995,156	4,715,246
Treasury stock (5,180,140 shares and 4,606,885 shares)	(104,194)	(92,104)
Accumulated other comprehensive income	58,660	69,924
Accumulated deficit	(348,998)	(217,312)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,603,432	4,478,414
Non-controlling interests in consolidated subsidiaries	296,757	100,787
Total Equity	4,900,189	4,579,201
Total Liabilities and Equity	$68,262,453	$62,941,289

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	For the Year Ended December 31,
	2018	2017	2016
Revenues:
Interest income from loans	$620,543	$513,814	$467,195
Interest income from investment securities	56,839	52,813	70,848
Servicing fees	78,766	61,446	88,956
Rental income	349,684	249,000	152,760
Other revenues	3,448	2,815	4,908
Total revenues	1,109,280	879,888	784,667
Costs and expenses:
Management fees	129,455	122,699	117,451
Interest expense	408,188	295,666	230,799
General and administrative	136,132	129,587	152,941
Acquisition and investment pursuit costs	8,587	3,472	13,462
Costs of rental operations	127,068	94,258	65,101
Depreciation and amortization	132,649	93,603	66,786
Loan loss allowance, net	34,821	(5,458)	3,759
Other expense	732	1,422	828
Total costs and expenses	977,632	735,249	651,127
Other income (loss):
Change in net assets related to consolidated VIEs	165,892	252,434	151,593
Change in fair value of servicing rights	(10,202)	(24,323)	(47,149)
Change in fair value of investment securities, net	10,345	(3,811)	(1,401)
Change in fair value of mortgage loans held-for-sale, net	40,522	66,987	74,251
Earnings from unconsolidated entities	10,540	30,505	21,723
Gain on sale of investments and other assets, net	59,044	20,499	1,942
Gain (loss) on derivative financial instruments, net	34,603	(72,532)	70,734
Foreign currency (loss) gain, net	(9,245)	33,671	(33,967)
Total other-than-temporary impairment (“OTTI”)	—	(180)	(54)
Noncredit portion of OTTI recognized in other comprehensive income	—	71	54
Net impairment losses recognized in earnings	—	(109)	—
Loss on extinguishment of debt	(5,808)	(5,915)	(8,781)
Other (loss) income, net	(812)	2,244	13,510
Total other income	294,879	299,650	242,455
Income before income taxes	426,527	444,289	375,995
Income tax provision	(15,330)	(31,522)	(8,344)
Net income	411,197	412,767	367,651
Net income attributable to non-controlling interests	(25,367)	(11,997)	(2,465)
Net income attributable to Starwood Property Trust, Inc.	$385,830	$400,770	$365,186

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic	$1.44	$1.53	$1.52
Diluted	$1.42	$1.52	$1.50

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Net income	$411,197	$412,767	$367,651
Other comprehensive (loss) income (net change by component):
Cash flow hedges	(25)	51	39
Available-for-sale securities	(4,374)	12,960	7,622
Foreign currency translation	(6,865)	20,775	(1,252)
Other comprehensive (loss) income	(11,264)	33,786	6,409
Comprehensive income	399,933	446,553	374,060
Less: Comprehensive income attributable to non-controlling interests	(25,367)	(11,997)	(2,465)
Comprehensive income attributable to Starwood Property Trust, Inc.	$374,566	$434,556	$371,595

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(Amounts in thousands, except share data)

								Total
								Starwood
							Accumulated	Property
	Common stock		Additional				Other	Trust, Inc.	Non-
		Par	Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’	Controlling	Total
	Shares	Value	Capital	Shares	Amount	Deficit	Income	Equity	Interests	Equity
Balance, January 1, 2016	241,044,775	$2,410	$4,192,844	3,553,996	$(72,381)	$(12,286)	$29,729	$4,140,316	$30,627	$4,170,943
Proceeds from public offering of common stock	20,470,000	205	448,620	—	—	—	—	448,825	—	448,825
Proceeds from DRIP Plan	19,451	—	405	—	—	—	—	405	—	405
Equity offering costs	—	—	(778)	—	—	—	—	(778)	—	(778)
Common stock repurchased	—	—	—	1,052,889	(19,723)	—	—	(19,723)	—	(19,723)
Equity component of 2017 Convertible Senior Notes repurchase	—	—	(355)	—	—	—	—	(355)	—	(355)
Share-based compensation	1,427,027	15	32,618	—	—	—	—	32,633	—	32,633
Manager incentive fee paid in stock	932,553	9	17,826	—	—	—	—	17,835	—	17,835
Net income	—	—	—	—	—	365,186	—	365,186	2,465	367,651
Dividends declared, $1.92 per share	—	—	—	—	—	(468,479)	—	(468,479)	—	(468,479)
Other comprehensive income, net	—	—	—	—	—	—	6,409	6,409	—	6,409
VIE non-controlling interests	—	—	—	—	—	—	—	—	254	254
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	11,387	11,387
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(6,934)	(6,934)
Balance, December 31, 2016	263,893,806	$2,639	$4,691,180	4,606,885	$(92,104)	$(115,579)	$36,138	$4,522,274	$37,799	$4,560,073
Proceeds from DRIP Plan	31,626	—	702	—	—	—	—	702	—	702
Equity offering costs	—	—	(15)	—	—	—	—	(15)	—	(15)
Equity component of 2023 Convertible Senior Notes issuance	—	—	3,755	—	—	—	—	3,755	—	3,755
Equity component of 2018 Convertible Senior Notes repurchase	—	—	(18,105)	—	—	—	—	(18,105)	—	(18,105)
Share-based compensation	1,178,565	12	18,139	—	—	—	—	18,151	—	18,151
Manager incentive fee paid in stock	879,312	9	19,590	—	—	—	—	19,599	—	19,599
Net income	—	—	—	—	—	400,770	—	400,770	11,997	412,767
Dividends declared, $1.92 per share	—	—	—	—	—	(502,503)	—	(502,503)	—	(502,503)
Other comprehensive income, net	—	—	—	—	—	—	33,786	33,786	—	33,786
VIE non-controlling interests	—	—	—	—	—	—	—	—	1,718	1,718
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	145,283	145,283
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(96,010)	(96,010)
Balance, December 31, 2017	265,983,309	$2,660	$4,715,246	4,606,885	$(92,104)	$(217,312)	$69,924	$4,478,414	$100,787	$4,579,201
Proceeds from DRIP Plan	28,406	—	608	—	—	—	—	608	—	608
Equity offering costs	—	—	(22)	—	—	—	—	(22)	—	(22)
Conversion of 2019 Convertible Notes	12,407,081	124	238,760	—	—	—	—	238,884	—	238,884
Common stock repurchased	—	—	—	573,255	(12,090)	—	—	(12,090)	—	(12,090)
Share-based compensation	1,421,979	14	22,744	—	—	—	—	22,758	—	22,758
Manager incentive fee paid in stock	998,917	10	20,782	—	—	—	—	20,792	—	20,792
Net income	—	—	—	—	—	385,830	—	385,830	25,367	411,197
Dividends declared, $1.92 per share	—	—	—	—	—	(517,516)	—	(517,516)	—	(517,516)
Other comprehensive loss, net	—	—	—	—	—	—	(11,264)	(11,264)	—	(11,264)
VIE non-controlling interests	—	—	—	—	—	—	—	—	(5,669)	(5,669)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	430,033	430,033
Distributions to non-controlling interests	—	—	(2,962)	—	—	—	—	(2,962)	(253,442)	(256,404)
Sale of controlling interest in majority owned property asset	—	—	—	—	—	—	—	—	(319)	(319)
Balance, December 31, 2018	280,839,692	$2,808	$4,995,156	5,180,140	$(104,194)	$(348,998)	$58,660	$4,603,432	$296,757	$4,900,189

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net income	$411,197	$412,767	$367,651
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs, premiums and discounts on secured financing agreements and secured borrowings on transferred loans	27,832	19,298	16,190
Amortization of discounts and deferred financing costs on senior notes	11,785	21,531	21,667
Accretion of net discount on investment securities	(15,253)	(15,208)	(16,527)
Accretion of net deferred loan fees and discounts	(38,099)	(39,084)	(48,384)
Share-based compensation	22,758	18,151	32,633
Share-based component of incentive fees	20,792	19,599	17,835
Change in fair value of investment securities	(10,345)	3,811	1,401
Change in fair value of consolidated VIEs	(17,408)	(69,483)	28,734
Change in fair value of servicing rights	10,202	24,323	47,149
Change in fair value of loans held-for-sale	(40,522)	(66,987)	(74,251)
Change in fair value of derivatives	(30,828)	68,309	(75,122)
Foreign currency gain (loss), net	9,158	(33,439)	33,660
Gain on sale of investments and other assets	(59,044)	(20,499)	(1,942)
Impairment charges on properties and related intangibles	1,869	1,146	728
Loan loss allowance, net	34,821	(5,458)	3,759
Depreciation and amortization	130,838	90,896	61,571
Earnings from unconsolidated entities	(10,540)	(30,505)	(21,723)
Distributions of earnings from unconsolidated entities	5,917	67,542	19,983
Bargain purchase gain	—	—	(8,406)
Loss on extinguishment of debt	5,808	5,915	8,781
Origination and purchase of loans held-for-sale, net of principal collections	(2,105,232)	(2,199,390)	(1,669,543)
Proceeds from sale of loans held-for-sale	2,246,989	1,582,050	1,884,352
Changes in operating assets and liabilities:
Related-party payable, net	1,674	4,551	(3,137)
Accrued and capitalized interest receivable, less purchased interest	(62,261)	(94,077)	(76,071)
Other assets	8,207	(35,300)	12,383
Accounts payable, accrued expenses and other liabilities	25,155	22,702	(6,741)
Net cash provided by (used in) operating activities	585,470	(246,839)	556,630
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(4,428,891)	(3,234,987)	(2,815,333)
Proceeds from principal collections on loans	3,057,430	2,562,515	2,667,929
Proceeds from loans sold	835,849	52,609	382,881
Purchase of investment securities	(492,400)	(98,394)	(360,341)
Proceeds from sales of investment securities	16,427	11,579	18,725
Proceeds from principal collections on investment securities	382,924	232,793	108,790
Infrastructure lending business combination	(2,158,553)	—	—
Real estate business combinations, net of cash and restricted cash acquired	—	(17,639)	(849,950)
Proceeds from sales and insurance recoveries on properties	311,874	55,739	—
Purchases and additions to properties and other assets	(54,772)	(573,930)	(15,963)
Investment in unconsolidated entities	(3,100)	(32,186)	(11,148)
Distribution of capital from unconsolidated entities	21,461	14,252	15,895
Payments for purchase or termination of derivatives	(29,581)	(40,518)	(27,820)
Proceeds from termination of derivatives	20,523	31,456	85,614
Return of investment basis in purchased derivative asset	—	151	272
Restricted cash divested of European servicing and advisory business	—	—	(89)
Net cash used in investing activities	(2,520,809)	(1,036,560)	(800,538)

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(Amounts in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Cash Flows from Financing Activities:
Proceeds from borrowings	$9,412,715	$6,273,600	$6,024,032
Principal repayments on and repurchases of borrowings	(6,360,610)	(4,586,509)	(5,266,115)
Payment of deferred financing costs	(67,218)	(22,703)	(37,304)
Proceeds from common stock issuances	608	702	449,230
Payment of equity offering costs	(22)	(647)	(718)
Payment of dividends	(509,966)	(501,663)	(458,351)
Contributions from non-controlling interests	13,407	106	11,387
Distributions to non-controlling interests	(256,404)	(96,010)	(6,934)
Purchase of treasury stock	(12,090)	—	(19,723)
Issuance of debt of consolidated VIEs	102,474	25,605	35,728
Repayment of debt of consolidated VIEs	(410,453)	(137,208)	(283,012)
Distributions of cash from consolidated VIEs	92,283	92,411	57,293
Net cash provided by financing activities	2,004,724	1,047,684	505,513
Net increase (decrease) in cash, cash equivalents and restricted cash	69,385	(235,715)	261,605
Cash, cash equivalents and restricted cash, beginning of year	418,273	650,755	391,884
Effect of exchange rate changes on cash	207	3,233	(2,734)
Cash, cash equivalents and restricted cash, end of year	$487,865	$418,273	$650,755
Supplemental disclosure of cash flow information:
Cash paid for interest	$337,605	$250,690	$185,053
Income taxes paid	10,900	20,767	9,742
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared, but not yet paid	$133,237	$125,844	$125,075
Consolidation of VIEs (VIE asset/liability additions)	9,885,200	3,925,370	21,289,873
Deconsolidation of VIEs (VIE asset/liability reductions)	1,649,485	2,480,125	5,717,982
Net assets acquired from consolidated VIEs	27,737	31,547	181,689
Fair value of assets acquired, net of cash and restricted cash	2,167,652	18,507	1,043,112
Fair value of liabilities assumed	9,099	760	184,756
Contribution of Woodstar II Portfolio net assets from non-controlling interests	416,626	145,177	—
Settlement of 2019 Convertible Notes in shares	271,243	—	—
Settlement of loans transferred as secured borrowings	—	35,000	68,206
Unsettled derivative transactions	—	—	28,472
Net assets divested of Europe servicing and advisory business, net of cash and restricted cash	—	—	1,349
Equity interest acquired in Situs Group Holdings Corporation	—	—	12,234

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2018

1. Business and Organization

Starwood Property Trust, Inc. (“STWD” and, together with its subsidiaries, “we” or the “Company”) is a Maryland corporation that commenced operations in August 2009, upon the completion of our initial public offering (“IPO”). We are focused primarily on originating, acquiring, financing and managing mortgage loans and other real estate investments in both the United States (“U.S.”) and Europe. As market conditions change over time, we may adjust our strategy to take advantage of changes in interest rates and credit spreads as well as economic and credit conditions.

We have four reportable business segments as of December 31, 2018 and we refer to the investments within these segments as our target assets:

•

Real estate commercial and residential lending (the “Commercial and Residential Lending Segment,” formerly known as “Real estate lending”)—engages primarily in originating, acquiring, financing and managing commercial and residential first mortgages, subordinated mortgages, mezzanine loans, preferred equity, commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”) and other real estate and real estate-related debt investments in both the U.S. and Europe (including distressed or non-performing loans).

•	Infrastructure lending (the “Infrastructure Lending Segment”)—engages primarily in originating, acquiring, financing and managing infrastructure debt investments.

•

Real estate property (the “Property Segment”)—engages primarily in acquiring and managing equity interests in stabilized commercial real estate properties, including multifamily properties and commercial properties subject to net leases, that are held for investment.

•

Real estate investing and servicing (the “Investing and Servicing Segment”)—includes (i) a servicing business in the U.S. that manages and works out problem assets, (ii) an investment business that selectively acquires and manages unrated, investment grade and non-investment grade rated CMBS, including subordinated interests of securitization and resecuritization transactions, (iii) a mortgage loan business which originates conduit loans for the primary purpose of selling these loans into securitization transactions and (iv) an investment business that selectively acquires commercial real estate assets, including properties acquired from CMBS trusts.

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

Refer to the segment data in Note 23 for a presentation of our business segments without consolidation of these VIEs.

Basis of Accounting and Principles of Consolidation

The accompanying consolidated financial statements include our accounts and those of our consolidated subsidiaries and VIEs. Intercompany amounts have been eliminated in consolidation.

Entities not deemed to be VIEs are consolidated if we own a majority of the voting securities or interests or hold the general partnership interest, except in those instances in which the minority voting interest owner or limited partner can remove us as general partner without cause, dissolve the partnership without cause or effectively participate through substantive participative rights. Substantive participative rights include the ability to select, terminate and set compensation of the investee’s management, if applicable, and the ability to participate in capital and operating decisions of the investee, including budgets, in the ordinary course of business.

We invest in entities with varying structures, many of which do not have voting securities or interests, such as general partnerships, limited partnerships, and limited liability companies. In many of these structures, control of the entity rests with the general partners or managing members, while other members hold passive interests. The general partner or managing member may hold anywhere from a relatively small percentage of the total financial interests to a majority of the financial interests. For entities not deemed to be VIEs, where we serve as the sole general partner or managing member, we are considered to have the controlling financial interest and therefore the entity is consolidated, regardless of our financial interest percentage, unless there are other limited partners or investing members that can remove us as general partner without cause, dissolve the partnership without cause or effectively participate through substantive participative rights. In those circumstances where we, as majority controlling interest owner, can be removed without cause or cannot cause the entity to take actions that are significant in the ordinary course of business, because such actions could be vetoed by the minority controlling interest owner, we do not consolidate the entity.

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

Variable Interest Entities

In addition to the securitization VIEs, certain other entities in which we hold interests are considered VIEs as the limited partners of these entities with equity at risk do not collectively possess (i) the right to remove the general partner or dissolve the partnership without cause or (ii) the right to participate in significant decisions made by the partnership.

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

To assess whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, we consider all of our economic interests, including debt and equity investments, servicing fees and other arrangements deemed to be variable interests in the VIE. This assessment requires that we apply judgment in determining whether these interests, in the aggregate, are considered potentially significant to the VIE. Factors considered in assessing significance include: the design of the VIE, including its capitalization structure; subordination of interests; payment priority; relative share of interests held across various classes within the VIE’s capital structure; and the reasons why the interests are held by us.

Our purchased investment securities include unrated and non‑investment grade rated securities issued by securitization trusts. In certain cases, we may contract to provide special servicing activities for these trusts, or, as holder of the controlling class, we may have the right to name and remove the special servicer for these trusts. In our role as special servicer, we provide services on defaulted loans within the trusts, such as foreclosure or work‑out procedures, as permitted by the underlying contractual agreements. In exchange for these services, we receive a fee. These rights give us the ability to direct activities that could significantly impact the trust’s economic performance. However, in those instances where an unrelated third party has the right to unilaterally remove us as special servicer without cause, we do not have the power to direct activities that most significantly impact the trust’s economic performance. We evaluated all of our positions in such investments for consolidation.

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

Effective with our early adoption of ASU 2017-01, Business Combinations (Topic 805) – Clarifying the Definition of a Business, in December 2017, we apply the asset acquisition provisions of ASC 805 in accounting for acquisitions of real estate with in-place leases where substantially all of the fair value of the assets acquired is concentrated in either a single identifiable asset or group of similar identifiable assets. This results in the acquired properties being recognized initially at their purchase price inclusive of acquisition costs, which are capitalized.  All other acquisitions of real estate with in-place leases are accounted for in accordance with the business combination provisions of ASC 805.  We also apply the asset acquisition provisions of ASC 805 for acquired real estate assets where a lease is entered into concurrently with the acquisition of the asset, such as in sale leaseback transactions.

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

Restricted Cash

Restricted cash includes cash and cash equivalents that are legally or contractually restricted as to withdrawal or usage and primarily includes (i) loan payments received by our Infrastructure Lending Segment which are restricted by our lender and periodically applied, in part, to the outstanding balance of the Infrastructure Lending debt facility, (ii) cash collateral associated with derivative financial instruments and (iii) funds held on behalf of borrowers and tenants.

Loans Held‑for‑Investment

Loans that are held for investment are carried at cost, net of unamortized acquisition premiums or discounts, loan fees and origination costs as applicable, unless the loans are deemed impaired.

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

Investment Securities

We designate our debt investment securities as held-to-maturity, available-for-sale, or trading depending on our investment strategy and ability to hold such securities to maturity. Held-to-maturity debt securities where we have not elected to apply the fair value option are stated at cost plus any premiums or discounts, which are amortized or accreted through the consolidated statements of operations using the effective interest method. Debt securities we (i) do not hold for the purpose of selling in the near-term, or (ii) may dispose of prior to maturity, are classified as available-for-sale and are carried at fair value in the accompanying financial statements. Unrealized gains or losses on available-for-sale debt securities where we have not elected the fair value option are reported as a component of accumulated other comprehensive income (loss) (“AOCI”) in stockholders’ equity.

When the estimated fair value of a debt security for which we have not elected the fair value option is less than its amortized cost, we consider whether there is OTTI in the value of the security. An impairment is deemed an OTTI if (i) we intend to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovering our cost basis or (iii) we do not expect to recover the entire amortized cost basis of the security even if we do not intend to sell the security or do not believe it is more likely than not that we will be required to sell the security before recovering our cost basis. If the impairment is deemed to be an OTTI, the resulting accounting treatment depends on the factors causing the OTTI. If the OTTI has resulted from (i) our intention to sell the security, or (ii) our judgment that it is more likely than not that we will be required to sell the security before recovering our cost basis, an impairment loss is recognized in earnings equal to the entire difference between our amortized cost basis and fair value. Whereas, if the OTTI has resulted from our conclusion that we will not recover our cost basis even if we do not intend to sell the security or do not believe it is more likely than not that we will be required to sell the security before recovering our cost basis, only the credit loss portion of the impairment is recorded in earnings, and the portion of the loss related to other factors, such as changes in interest rates, continues to be recognized in AOCI. Following the recognition of an OTTI through earnings, a new cost basis is established for the security. Determining whether there is an OTTI may require us to exercise significant judgment and make significant assumptions, including, but not limited to, estimated cash flows, estimated prepayments, loss assumptions, and assumptions regarding changes in interest rates.

Our only equity investment security is carried at fair value, with unrealized holding gains and losses recorded in earnings.

Properties Held-For-Investment

Properties, net, as reported on our consolidated balance sheets, consist of commercial real estate properties held-for-investment and are recorded at cost, less accumulated depreciation and impairments, if any.  Properties consist primarily of land, buildings and improvements.  Land is not depreciated, and buildings and improvements are depreciated on a straight-line basis over their estimated useful lives.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments are capitalized and depreciated on a straight-line basis over their estimated useful lives.  We review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the carrying amount of the property to the undiscounted future net cash flows it is expected to generate. If such carrying amount exceeds the expected undiscounted future net cash flows, we adjust the carrying amount of the property to its estimated fair value.

Properties Held-For-Sale

Properties and any associated intangible assets are presented within properties held-for-sale on our consolidated balance sheet when the sale of the property is considered probable, at which time we cease depreciation and amortization of the property and the associated intangibles.  Held-for-sale properties are reported at the lower of their carrying value or fair value less costs to sell. There were no properties held-for-sale at December 31, 2018 or 2017.

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

Lease Classification

In accordance with ASC 840, Leases, we evaluate all new or amended leases to determine if the lease (i) provides for a transfer of ownership to the lessee at the conclusion of the lease, (ii) provides the lessee with a bargain purchase option, (iii) has a term of 75% or more of the leased asset’s remaining useful life or (iv) has minimum lease payments with a present value of 90% or more of the leased asset’s fair value.  If any of these conditions exist, we account for the lease as a capital lease, otherwise, the lease is considered an operating lease.

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

Prior to January 1, 2018, all cost method investments were initially recorded at cost with income generally recorded when distributions were received. On January 1, 2018, ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities, became effective prospectively for public companies with a calendar fiscal year.  This ASU requires entities to carry all investments in equity securities, including other ownership interests such as partnerships, unincorporated joint ventures, and limited liability companies, at fair value with changes in fair value recognized within net income. This ASU does not apply to equity method investments, investments in Federal Home Loan Bank (“FHLB”) stock, investments that result in consolidation of the investee or investments in certain investment companies.  For investments in equity securities without a readily determinable fair value, an entity is permitted to elect a practicability exception, under which the investment will be measured at cost, less impairment, plus or minus observable price changes from orderly transactions of an identical or similar investment of the same issuer.

Our equity investments within the scope of this ASU are limited to our cost method equity investments discussed in Note 8, with the exception of our FHLB stock which is outside the scope of this ASU, and to our marketable equity security discussed in Note 6 for which we had previously elected the fair value option.  Our cost method equity investments within the scope of this ASU do not have readily determinable fair values. Therefore, we have elected the practicability exception whereby we measure these investments at cost, less impairment, plus or minus observable price changes from orderly transactions of identical or similar investments of the same issuer.

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

We continue to review our equity method and other investments not subject to this election for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods and available information at the time the analyses are prepared.

Goodwill

Goodwill is not amortized, but rather tested for impairment annually or more frequently if events or changes in circumstances indicate potential impairment. Goodwill at December 31, 2018 represents the excess of the consideration paid over the fair value of net assets acquired in connection with the acquisitions of LNR Property LLC (“LNR”) in April 2013 and the Infrastructure Lending Segment in September 2018 and October 2018.

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

Upon settlement of convertible debt instruments, ASC 470-20 requires the issuer to allocate total settlement consideration, inclusive of transaction costs, amongst the liability and equity components of the instrument based on the fair value of the liability component immediately prior to repurchase.  The difference between the settlement consideration allocated to the liability component and the net carrying value of the liability component, including unamortized debt issuance costs, is recognized as gain (loss) on extinguishment of debt in our consolidated statements of operations.  The remaining settlement consideration allocated to the equity component is recognized as a reduction of additional paid-in capital in our consolidated balance sheets.

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

 For the majority of our available-for-sale RMBS, which have been purchased at a discount to par value, we do not expect to collect all amounts contractually due at the time we acquired the securities. Accordingly, we expect that a portion of the purchase discount will not be recognized as interest income, which is referred to as non‑accretable yield. This amount of non‑accretable yield may change over time based on the actual performance of these securities, their underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a credit deteriorated security is more favorable than forecasted, we will generally accrete more credit discount into interest income than initially or previously expected. These adjustments are made prospectively beginning in the period subsequent to the determination that a favorable change in performance is projected. Conversely, if the performance of a credit deteriorated security is less favorable than forecasted, an OTTI may be taken, and the amount of discount accreted into income will generally be less than previously expected.

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

Securitizations, Sales and Financing Arrangements

We periodically sell our financial assets, such as commercial mortgage loans, residential mortgage loans, CMBS, RMBS and other assets. In connection with these transactions, we may retain or acquire senior or subordinated interests in the related assets. Gains and losses on such transactions are recognized in accordance with ASC 860, Transfers and Servicing, which is based on a financial components approach that focuses on control. Under this approach, after a transfer of financial assets that meets the criteria for treatment as a sale—legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint, and transferred control—an entity recognizes the financial assets it retains and any liabilities it has incurred, derecognizes the financial assets it has sold, and derecognizes liabilities when extinguished. We determine the gain or loss on sale of the assets by allocating the carrying value of the sold asset between the sold asset and the interests retained based on their relative fair values, as applicable. The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the sold asset. If the sold asset is being accounted for pursuant to the fair value option, there is no gain or loss.

Deferred Financing Costs

Costs incurred in connection with debt issuance are capitalized and amortized to interest expense over the terms of the respective debt agreements. Such costs are presented as a direct deduction from the carrying value of the related debt liability.

Acquisition and Investment Pursuit Costs

Costs incurred in connection with acquisitions of investments, loans and businesses, as well as in pursuing unsuccessful acquisitions and investments, are recorded within acquisition and investment pursuit costs in our consolidated statements of operations when incurred.  Costs incurred in connection with acquisitions of real estate not accounted for as business combinations are capitalized within the purchase price.  These costs reflect services performed by third parties and principally include due diligence and legal services.

Share‑Based Payments

The fair value of the restricted stock (“RSAs”) or restricted stock units (“RSUs”) granted is recorded as expense on a straight‑line basis over the vesting period for the award, with an offsetting increase in stockholders’ equity. For grants to employees and directors, the fair value is determined based upon the stock price on the grant date.

Effective July 1, 2018, we early adopted ASU 2018-07, Compensation – Stock Compensation (Topic 718) –Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for nonemployee share-based compensation with the existing accounting model for employee share based compensation.  Prior to our adoption of ASU 2018-07, nonemployee share awards were recognized as an expense on a straight-line basis over the vesting period of the award with the fair value of the award remeasured at each vesting date.  After our adoption of ASU 2018-07, nonemployee share awards continue to be recorded as expense on a straight-line basis over their vesting period, however, the fair value of the award will only be determined on the grant date and not remeasured at subsequent vesting dates, consistent with the accounting for employee share awards.  For non-employee awards granted prior to our July 1, 2018 adoption date, the awards were remeasured at fair value as of our July 1, 2018 adoption date with no subsequent remeasurement.

Foreign Currency Translation

Our assets and liabilities denominated in foreign currencies are translated into U.S. dollars using foreign currency exchange rates at the end of the reporting period. Income and expenses are translated at the average exchange rates for each reporting period. The effects of translating the assets, liabilities and income of our foreign investments held by entities with a U.S. dollar functional currency are included in foreign currency gain (loss) in the consolidated statements of operations or other comprehensive income (“OCI”) for debt securities available-for-sale for which the fair value option has not been elected. The effects of translating the assets, liabilities and income of our foreign investments held by entities with functional currencies other than the U.S. dollar are included in OCI. Realized foreign currency gains and losses and changes in the value of foreign currency denominated monetary assets and liabilities are included in the determination of net income and are reported as foreign currency gain (loss) in our consolidated statements of operations.

Income Taxes

The Company has elected to be taxed as a REIT under the Code. The Company is subject to federal income taxation at corporate rates on its REIT taxable income, however, the Company is allowed a deduction for the amount of dividends paid to its stockholders in arriving at its REIT taxable income.  As a result, distributed net income of the Company is subjected to taxation at the stockholder level only. The Company intends to continue operating in a manner that will permit it to maintain its qualification as a REIT for tax purposes.

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

We recognize tax positions in the financial statements only when it is more likely than not that, based on the technical merits of the tax position, the position will be sustained upon examination by the relevant taxing authority. A tax position is measured at the largest amount of benefit that will more likely than not be realized upon settlement. If, as a result of new events or information, a recognized tax position no longer is considered more likely than not to be sustained upon examination, a liability is established for the unrecognized benefit with a corresponding charge to income tax expense in our consolidated statement of operations. We report interest and penalties, if any, related to income tax matters as a component of income tax expense.

Earnings Per Share

We present both basic and diluted earnings per share (“EPS”) amounts in our financial statements.  Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from (i) our share-based compensation, consisting of unvested RSUs and RSAs, (ii) shares contingently issuable to our Manager, (iii) the conversion options associated with our outstanding convertible senior notes (see Notes 11 and 18), and (iv) non-controlling interests that are redeemable with our common stock (see Note 17). Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

Nearly all of the Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities.  In addition, the non-controlling interests that are redeemable with our common stock are considered participating securities because they earn a preferred return indexed to the dividend rate on our common stock (see Note 17).  Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities.  For the years ended December 31, 2018, 2017 and 2016, the two-class method resulted in the most dilutive EPS calculation.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The most significant and subjective estimate that we make is the projection of cash flows we expect to receive on our loans, investment securities and intangible assets, which has a significant impact on the amounts of interest income, credit losses (if any) and fair values that we record and/or disclose. In addition, the fair value of financial assets and liabilities that are estimated using a discounted cash flows method is significantly impacted by the rates at which we estimate market participants would discount the expected cash flows.

Recent Accounting Developments

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes a right-of-use model for lessee accounting which results in the recognition of most leased assets and lease liabilities on the balance sheet of the lessee.  Lessor accounting was not significantly changed by this ASU.  This ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2018 by applying a modified retrospective approach. Early application is permitted. On July 30, 2018, the FASB issued ASU 2018-11, Leases (Topic 842) – Targeted Improvements, which provides an optional transition method of applying the new leases standard at the adoption date by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. It also provides lessors with a practical expedient to not separate non-lease revenue components from the associated lease component if certain conditions are met.  On December 10, 2018, the FASB issued ASU 2018-20, Leases (Topic 842) – Narrow-Scope Improvements for Lessors, which makes amendments related to sales and similar taxes, certain lessor costs and recognition of variable payments for contracts with lease and non-lease components.  We currently do not expect the application of these ASUs to have a material impact as the Company primarily acts as a lessor.

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments, which mandates use of an “expected loss” credit model for estimating future credit losses of certain financial instruments instead of the “incurred loss” credit model that current GAAP requires.  The “expected loss” model requires the consideration of possible credit losses over the life of an instrument as opposed to only estimating credit losses upon the occurrence of a discrete loss event in accordance with the current “incurred loss” methodology.  This ASU is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019. Early application is permitted though no earlier than the first interim or annual period beginning after December 15, 2018. We do not intend to early adopt this ASU. Though we have not completed our assessment of this ASU, we expect the ASU to result in our recognition of higher levels of allowances for loan losses.  Our assessment of the estimated amount of such increases remains in process.

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

On October 31, 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810) – Targeted Improvements to Related Party Guidance for Variable Interest Entities, which requires reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety for determining whether a decision-making fee is a variable interest. This ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2019. Early application is permitted. We are in the process of assessing the impact this ASU will have on the Company, but do not expect it to be material.

3. Acquisitions and Divestitures

Infrastructure Lending Segment

On September 19, 2018, we acquired the project finance origination, underwriting and capital markets business of GE Capital Global Holdings, LLC (“GE Capital”) for approximately $2.0 billion (the “Infrastructure Lending Segment”) and on October 15, 2018, we acquired two additional senior secured project finance loans from GE Capital for $147.1 million. In total, the business included $2.1 billion of funded senior secured project finance loans and investment securities and $466.3 million of unfunded lending commitments (the “Infrastructure Lending Portfolio”) which are secured primarily by natural gas and renewable power facilities. We utilized $1.7 billion in new financing in order to fund the acquisition.

The Infrastructure Lending Portfolio is 97% floating rate with 74% of the collateral located in the U.S., 12% in Mexico, 5% in the United Kingdom and the remaining collateral dispersed through the Middle East, Ireland, Australia, Canada and Spain.  The loans are predominantly denominated in U.S. Dollars (“USD”) and backed by long term power purchase agreements primarily with investment grade counterparties. The Company hired a team of professionals from GE Capital’s project finance division in connection with the acquisition to manage and expand the Infrastructure Lending Portfolio.

Goodwill of $119.4 million was recognized in connection with the Infrastructure Lending Segment acquisition as the consideration paid exceeded the fair value of the net assets acquired.  From the acquisition dates through December 31, 2018, we have recognized revenues of $30.7 million and a net loss of $2.6 million related to the portfolio.  Such net loss primarily reflects interest income from loans and investment securities of $30.1 million, offset by interest expense of $20.9 million, general and administrative expenses of $5.6 million and one-time acquisition-related costs including a $3.0 million commitment fee related to an unused bridge financing facility and legal and due diligence costs of $3.8 million.

We applied the provisions of ASC 805, Business Combinations, in accounting for our acquisition of the Infrastructure Lending Segment. In doing so, we have recorded all identifiable assets acquired and liabilities assumed at fair value as of the respective acquisition dates. These amounts are provisional and may be adjusted during the measurement period, which expires no later than one year from the acquisition date, if new information is obtained that, if known, would have affected the amounts recognized as of the respective acquisition dates.

During the three months ended December 31, 2018, in accordance with ASU 2015-16, Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments, we adjusted our initial provisional estimates of the acquisition date fair values of the identified assets acquired and liabilities assumed to reflect new information obtained regarding facts and circumstances that existed at the September 19, 2018 acquisition date. The following table summarizes the measurement period adjustment applied to the initial provisional acquisition date balance sheet from the September 19, 2018 acquisition date, as well as the identified assets acquired and liabilities assumed at the October 15, 2018 acquisition date (amounts in thousands):

	Initial	Measurement
	September 19, 2018	Period	October 15, 2018	Adjusted
Assets acquired:	Acquisition	Adjustment	Acquisition	Amounts
Loans held-for-investment	$1,506,544	$(3,189)	$146,275	$1,649,630
Loans held-for-sale	319,879	(169)	—	319,710
Investment securities	65,060	—	—	65,060
Accrued interest receivable	12,566	427	850	13,843
Total identifiable assets acquired	1,904,049	(2,931)	147,125	2,048,243
Liabilities assumed:
Accounts payable, accrued expenses and other liabilities	8,327	490	—	8,817
Derivative liabilities	282	—	—	282
Total liabilities assumed	8,609	490	—	9,099
Net assets acquired	$1,895,440	$(3,421)	$147,125	$2,039,144

The net income effect associated with the measurement period adjustment during the three months ended December 31, 2018 was immaterial.

Investing and Servicing Segment Property Portfolio

During the year ended December 31, 2018, our Investing and Servicing Segment acquired $52.7 million in net assets of three commercial real estate properties from CMBS trusts for a total gross purchase price of $53.1 million. These properties, aggregated with the controlling interests in 16 remaining commercial real estate properties acquired from CMBS trusts prior to December 31, 2017 for an aggregate acquisition price of $248.9 million, comprise the Investing and Servicing Segment Property Portfolio (the “REIS Equity Portfolio”).  When the properties are acquired from CMBS trusts that are consolidated as VIEs on our balance sheet, the acquisitions are reflected as repayment of debt of consolidated VIEs in our consolidated statements of cash flows.

During the year ended December 31, 2018, we sold nine properties within the Investing and Servicing Segment for $77.9 million recognizing a total gain on sale of $26.6 million within gain on sale of investments and other assets in our consolidated statements of operations. One of these properties was acquired by a third party which already held a $0.3 million non-controlling interest in the property.  During the year ended December 31, 2018, $5.1 million of the gain on sale was attributable to non-controlling interests. During the year ended December 31, 2017, we sold five properties within the Investing and Servicing Segment for $52.4 million recognizing gain on sale of $19.8 million within gain on sale of investments and other assets in our consolidated statement of operations. During the year ended December 31, 2017, $3.3 million of such gains were attributable to non-controlling interests. No Investing and Servicing segment properties were sold during the year ended December 31, 2016.

Woodstar II Portfolio

During the year ended December 31, 2018, we acquired the final 19 properties of the 27 affordable housing communities comprising our “Woodstar II Portfolio”. The Woodstar II Portfolio in its entirety is comprised of 6,109 units concentrated primarily in Central and South Florida and is 100% occupied.

The 19 affordable housing communities acquired during the year ended December 31, 2018 consist of 4,369 units and were acquired for $438.1 million, including contingent consideration of $29.2 million (the “2018 Closing”). The properties acquired in the 2018 Closing were recognized initially at the purchase price of $408.9 million plus capitalized acquisition costs of $4.1 million.  Government sponsored mortgage debt of $27.0 million with weighted average fixed annual interest rates of 3.06% and remaining weighted average terms of 27.5 years was assumed at closing. We financed a portion of the 2018 Closing utilizing new 10-year mortgage debt totaling $300.9 million with weighted average fixed annual interest rates of 3.82% (as set forth in Note 10).

In December 2017, we acquired eight of the affordable housing communities (the “2017 Closing”), which include 1,740 units, for $156.2 million, including contingent consideration of $10.8 million. We financed the 2017 Closing utilizing 10-year mortgage debt totaling $116.7 million with a fixed 3.81% interest rate.

We effectuated the Woodstar II Portfolio acquisitions via a contribution of the properties by third parties (the “Contributors”) to SPT Dolphin Intermediate LLC (“SPT Dolphin”), a newly-formed, wholly-owned subsidiary of the Company.  In exchange for the contribution, the Contributors received cash, Class A units of SPT Dolphin (the “Class A Units”) and rights to receive additional Class A Units if certain contingent events occur.  Initially, the Class A unitholders had the right, commencing six months from issuance, to redeem their Class A Units for consideration equal to the current share price of the Company’s common stock on a one-for-one basis, with the consideration paid in either cash or the Company’s common stock, at the determination of the Company.  In August 2018, the redemption rights were amended to allow Class A unitholders the option to redeem only after the earlier of (i) October 3, 2018 and (ii) three business days after the August 23, 2018 acquisition of the final property in the Woodstar II Portfolio.  No other terms of the redemption rights were amended. No redemptions of Class A Units occurred during the year ended December 31, 2018.

The 2018 Closing resulted in the Contributors receiving cash of $225.8 million, 7,403,731 Class A Units and rights to receive an additional 1,411,642 Class A Units if certain contingent events occur. In aggregate, the 2018 Closing and 2017 Closing have resulted in the Contributors receiving cash of $310.7 million, 10,183,505 Class A Units and rights to receive an additional 1,910,563 Class A Units if certain contingent events occur.  In November 2018, we issued 1,727,314 of the total 1,910,563 contingent Class A Units to the Contributors.

Since substantially all of the fair value of the properties acquired was concentrated in a group of similar identifiable assets, the Woodstar II Portfolio acquisitions were accounted for in accordance with the asset acquisition provisions of ASC 805, Business Combinations.

Master Lease Portfolio

On September 25, 2017, we acquired 20 retail properties and three industrial properties (the “Master Lease Portfolio”) for a purchase price of $553.3 million, inclusive of $3.7 million of related transaction costs. Concurrently with the acquisition, we leased the properties back to the seller under corporate guaranteed master net lease agreements with initial terms of 24.6 years and periodic rent escalations. These properties, which collectively comprise 5.3 million square feet, are geographically dispersed throughout the U.S., with more than 50% of the portfolio, by carrying value, located in Utah, Florida, Texas and Minnesota. We utilized $265.9 million in new financing in order to fund the acquisition. This sale leaseback transaction was accounted for as an asset acquisition.

During the year ended December 31, 2018, we sold four retail properties and three industrial properties within the Master Lease Portfolio for $235.4 million, recognizing a gain on sale of $28.5 million within gain on sale of investments and other assets in our consolidated statement of operations. There were no properties sold within the Master Lease Portfolio during the year ended December 31, 2017.

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

Woodstar I Portfolio

The Woodstar I Portfolio is comprised of 32 affordable housing communities with 8,948 units concentrated primarily in the Tampa, Orlando and West Palm Beach metropolitan areas. During the year ended December 31, 2015, we acquired 18 of the 32 affordable housing communities of the Woodstar I Portfolio with the final 14 communities acquired during the year ended December 31, 2016 for an aggregate acquisition price of $421.5 million (of which $97.4 million related to 2016).  We assumed federal, state and county sponsored financing and other debt in connection with this acquisition.

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

Purchase Price Allocations of Business Combinations

We applied the business combination provisions of ASC 805 in accounting for our acquisition of the Infrastructure Lending Segment and, prior to our adoption of ASU 2017-01 in December 2017, the REIS Equity Portfolio, Medical Office Portfolio and the Woodstar I Portfolio.  In doing so, we have recorded all identifiable assets acquired and liabilities assumed at fair value as of the respective acquisition dates.  These amounts for the Infrastructure Lending Segment are provisional and may be adjusted during the measurement period, which expires no later than one year from the acquisition date, if new information is obtained that, if known, would have affected the amounts recognized as of the acquisition date.

The following table summarizes the identified assets acquired and liabilities assumed as of the respective acquisition dates, including the effect of the measurement period adjustments set forth above (amounts in thousands):

	2018	2017	2016
	Infrastructure	REIS Equity	Medical Office	Woodstar I	REIS Equity
Assets acquired:	Lending Segment	Portfolio	Portfolio	Portfolio	Portfolio
Cash and cash equivalents	$—	$—	$—	$6,254	$—
Loans held-for-investment	1,649,630	—	—	—	—
Loans held-for-sale	319,710	—	—	—	—
Investment securities	65,060	—	—	—	—
Properties	—	38,770	678,727	245,430	124,479
Intangible assets	—	11,955	85,508	8,174	24,836
Accrued interest receivable	13,843	—	—	—	—
Other assets	—	85	5,233	16,417	2,978
Total identifiable assets acquired	2,048,243	50,810	769,468	276,275	152,293
Liabilities assumed:
Accounts payable, accrued expenses and other liabilities	8,817	1,516	10,811	19,666	7,216
Derivative liabilities	282	—	—	—	—
Secured financing agreements	—	—	—	150,763	—
Total liabilities assumed	9,099	1,516	10,811	170,429	7,216
Non-controlling interests	—	—	—	—	6,462
Net assets acquired	$2,039,144	$49,294	$758,657	$105,846	$138,615

Goodwill represents the excess of the purchase price over the fair value of the underlying assets acquired and liabilities assumed. This determination of goodwill resulting from the Infrastructure Lending Segment acquisition is as follows (amounts in thousands):

2018
Infrastructure
Lending Segment
Purchase price	$2,158,553
Preliminary estimate of the fair value of net assets acquired	2,039,144
Goodwill	$119,409

Pro Forma Operating Data (Unaudited)

The unaudited pro forma revenues and net income attributable to the Company for the years ended December 31, 2018 and 2017, assuming the Infrastructure Lending Segment was acquired on January 1, 2017, are as follows (amounts in thousands, except per share amounts):

	For the Year Ended
	December 31,
(Unaudited)	2018	2017
Revenues	$1,182,892	$966,636
Net income attributable to STWD	392,505	395,150
Net income per share - Basic	1.47	1.51
Net income per share - Diluted	1.44	1.50

Ireland Portfolio

During the year ended December 31, 2017, we sold one office property within the Ireland Portfolio for $3.9 million, recognizing an immaterial gain on sale within gain on sale of investments and other assets in our consolidated statement of operations. There were no properties sold within the Ireland Portfolio during the years ended December 31, 2018 and 2016. Refer to Note 7 for further discussion of the Ireland Portfolio.

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

4. Restricted Cash

A summary of our restricted cash as of December 31, 2018 and 2017 is as follows (amounts in thousands):

	As of December 31,
	2018	2017
Cash restricted by lender	$175,659	$—
Cash collateral for derivative financial instruments	37,245	26,256
Funds held on behalf of borrowers and tenants	12,838	10,918
Other restricted cash	22,299	11,651
	$248,041	$48,825

5. Loans

Our loans held‑for‑investment are accounted for at amortized cost and our loans held‑for‑sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option. The following tables summarize our investments in mortgages and loans by subordination class as of December 31, 2018 and 2017 (dollars in thousands):

				Weighted
			Weighted	Average Life
	Carrying	Face	Average	(“WAL”)
December 31, 2018	Value	Amount	Coupon	(years)(1)
First mortgages (2)	$6,607,117	$6,631,236	6.9%	2.0
First priority infrastructure loans	1,456,779	1,465,828	5.7%	4.5
Subordinated mortgages (3)	52,778	53,996	8.9%	3.7
Mezzanine loans (2)	393,832	394,739	10.6%	2.0
Other	61,001	64,658	8.2%	2.5
Total loans held-for-investment	8,571,507	8,610,457
Loans held-for-sale, fair value option, residential	623,660	609,571	6.3%	6.6
Loans held-for-sale, commercial ($47,622 under fair value option)	94,117	94,916	5.4%	6.2
Loans held-for-sale, infrastructure	469,775	486,909	3.5%	0.3
Loans transferred as secured borrowings	74,346	74,692	7.1%	1.3
Total gross loans	9,833,405	9,876,545
Loan loss allowance (loans held-for-investment)	(39,151)	—
Total net loans	$9,794,254	$9,876,545

December 31, 2017
First mortgages (2)	$5,818,804	$5,843,623	6.2%	2.0
Subordinated mortgages (3)	177,115	177,386	10.8%	1.9
Mezzanine loans (2)	545,299	545,355	11.0%	1.1
Other	25,607	29,320	8.5%	3.9
Total loans held-for-investment	6,566,825	6,595,684
Loans held-for-sale, fair value option, residential	613,287	594,105	6.2%	5.4
Loans held-for-sale, fair value option, commercial	132,456	132,393	4.6%	10.0
Loans transferred as secured borrowings	74,403	75,000	6.2%	2.3
Total gross loans	7,386,971	7,397,182
Loan loss allowance (loans held-for-investment)	(4,330)	—
Total net loans	$7,382,641	$7,397,182

(1)

Represents the WAL of each respective group of loans as of the respective balance sheet date. The WAL of each individual loan is calculated using amounts and timing of future principal payments, as projected at origination or acquisition.

(2)

First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.  The application of this methodology resulted in mezzanine loans with carrying values of $1.0 billion and $851.1 million being classified as first mortgages as of December 31, 2018 and 2017, respectively.

(3)

Subordinated mortgages include B-Notes and junior participation in first mortgages where we do not own the senior A-Note or senior participation. If we own both the A-Note and B-Note, we categorize the loan as a first mortgage loan.

During the year ended December 31, 2018, the Company received distributions totaling $15.1 million from a profit participation in a mortgage loan that was repaid in 2016. The loan was secured by a retail and hospitality property located in the Times Square area of New York City. The profit participation is accounted for as a loan in accordance with the acquisition, development and construction accounting guidance within ASC 310-10, which results in distributions in excess of basis being recognized within interest income in our consolidated statements of operations.

As of December 31, 2018, approximately $8.1 billion, or 94.0%, of our loans held for-investment were variable rate and paid interest principally at LIBOR plus a weighted‑average spread of 4.3%.

We regularly evaluate the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral, as well as the financial and operating capability of the borrower. Specifically, the collateral’s operating results and any cash reserves are analyzed and used to assess (i) whether cash flow from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and/or (iii) the collateral’s liquidation value. We also evaluate the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the collateral. In addition, we consider the overall economic environment, real estate or industry sector, and geographic sub-market in which the borrower operates. Such impairment analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including (i) periodic financial data such as property operating statements, occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections and (iii) current credit spreads and discussions with market participants.

Our evaluation process, as described above, produces an internal risk rating between 1 and 5, which is a weighted average of the numerical ratings in the following categories: (i) sponsor capability and financial condition, (ii) loan and collateral performance relative to underwriting, (iii) quality and stability of collateral cash flows and (iv) loan structure. We utilize the overall risk ratings as a concise means to monitor any credit migration on a loan as well as on the whole portfolio. While the overall risk rating is generally not the sole factor we use in determining whether a loan is impaired, a loan with a higher overall risk rating would tend to have more adverse indicators of impairment and therefore would be more likely to experience a credit loss.

The rating categories for commercial real estate loans generally include the characteristics described below, but these are utilized as guidelines and therefore not every loan will have all of the characteristics described in each category:

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

As of December 31, 2018, the risk ratings for loans subject to our rating system, which excludes loans held-for-sale, by class of loan were as follows (dollars in thousands):

	Balance Sheet Classification
	Loans Held-For-Investment									Loans
			First Priority							Transferred		% of
Risk Rating	First		Infrastructure		Subordinated		Mezzanine			As Secured		Total
Category	Mortgages		Loans		Mortgages		Loans	Other		Borrowings	Total	Loans
1	$6,538		$—		$—		$—	$23,767		$—	$30,305	0.3%
2	3,356,342		—		7,392		111,466	—		74,346	3,549,546	36.1%
3	2,987,296		—		33,410		282,366	31,039		—	3,334,111	33.9%
4	63,094		—		—		—	—		—	63,094	0.6%
5	—		—		—		—	—		—	—	—%
N/A	193,847	(1)	1,456,779	(2)	11,976	(1)	—	6,195	(1)	—	1,668,797	17.0%
	$6,607,117		$1,456,779		$52,778		$393,832	$61,001		$74,346	8,645,853
Loans held-for-sale											1,187,552	12.1%
Total gross loans											$9,833,405	100.0%

(1)	Represents loans individually evaluated for impairment in accordance with ASC 310-10.
(2)	First priority infrastructure loans were not risk rated as of December 31, 2018 as the Company is in the process of developing a risk rating policy for these loans.

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

In accordance with our loan impairment policy, during the year ended December 31, 2018, we recorded impairment charges of $38.2 million.  Of such $38.2 million impairment charges, $21.6 million relates to a residential conversion project located in New York City, for which our recorded investment was as follows as of December 31, 2018: (i) $110.9 million first mortgage loan ($94.8 million unpaid principal balance and $5.5 million provision for impaired loans); (ii) $48.3 million mezzanine loan ($31.2 million unpaid principal balance and $16.1 million provision for impaired loan); and (iii) $6.2 million unsecured promissory note ($6.5 million unpaid principal balance and zero provision for impaired loan). In making our determinations surrounding impairment, we considered the property’s liquidation value, the financial wherewithal of the sponsor, the borrower’s competency in managing and operating the project and the overall economic environment.

Impairment charges of $8.3 million recorded during the year ended December 31, 2018 relate to two subordinated mortgages on department stores located in the Greater Chicago area. The sole tenant filed for bankruptcy earlier in the year, and the bankruptcy court ordered liquidation of the retailer during the year ended December 31, 2018. In making the determination that the loans were impaired, we considered the property’s liquidation value and the financial wherewithal of the tenant’s parent company to honor certain guarantees. Our recorded investment in these loans totaled $12.2 million ($12.0 million unpaid principal balance and $8.3 million provision for impaired loan) as of December 31, 2018.

The remaining $8.3 million of impairment charges recorded during the year ended December 31, 2018 relate to a first mortgage loan on a grocery distribution facility located in Montgomery, Alabama that is leased to a single tenant.  The tenant filed for bankruptcy earlier in the year with the bankruptcy court subsequently rejecting the lease.  The tenant has since vacated the property and ceased making debt service payments.  In making our determinations surrounding impairment, we considered the property’s liquidation value and our intent to foreclose. Our recorded investment in the loan totaled $20.7 million ($24.3 million unpaid principal balance net of a $3.6 million unamortized discount) as of December 31, 2018.

We also have a first mortgage loan on a grocery distribution facility in Orlando, Florida that is leased to the same tenant.  This lease was similarly rejected by the bankruptcy court with the tenant vacating and ceasing debt service.  In making our determinations surrounding impairment, we considered the property’s liquidation value and our intent to foreclose.  Because the value of the property exceeds our recorded investment, we determined that no impairment reserve was required.  Our recorded investment in the loan totaled $14.1 million ($17.5 million unpaid principal balance net of a $3.4 million unamortized discount) as of December 31, 2018.

We apply the cost recovery method of interest income recognition for these impaired loans. The average recorded investment in the impaired loans for the year ended December 31, 2018 was $221.6 million.

During the year ended December 31, 2018, we modified certain loans as TDRs, consisting of the mezzanine loan and unsecured promissory note on the residential conversion project discussed above.  In the case of the mezzanine loan, the interest rate was modified to a below market interest rate.  In the case of the unsecured promissory note, the maturity date was extended, causing a delay in timing that was not insignificant to the debt’s original contractual maturity.  As of December 31, 2018, the mezzanine loan was fully funded and the unsecured promissory note had an unfunded commitment of $5.5 million.

There were no TDRs for which interest income was recognized during the year ended December 31, 2018.

As of December 31, 2018, the department store loans and the first mortgage loan on a grocery distribution facility located in Montgomery, Alabama discussed above were 90 days or greater past due, as were $3.8 million of residential loans. In accordance with our interest income recognition policy, these loans were placed on cost recovery once 90 days or greater past due.

In accordance with our policies, we record an allowance for loan losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4,” plus (ii) 5% of the aggregate carrying amount of loans rated as a “5,” plus (iii) impaired loan reserves, if any.  The following table presents the activity in our allowance for loan losses (amounts in thousands):

	For the year ended December 31,
	2018	2017	2016
Allowance for loan losses at January 1	$4,330	$9,788	$6,029
Provision for (reversal of) loan losses	(3,384)	(5,458)	3,759
Provision for impaired loans	38,205	—	—
Charge-offs	—	—	—
Recoveries	—	—	—
Allowance for loan losses at December 31	$39,151	$4,330	$9,788
Recorded investment in loans related to the allowance for loan loss	$275,112	$170,941	$516,450

The activity in our loan portfolio was as follows (amounts in thousands):

	For the year ended December 31,
	2018	2017	2016
Balance at January 1	$7,382,641	$5,946,274	$6,263,517
Acquisition of Infrastructure Lending Portfolio	1,969,340	—	—
Acquisitions/originations/additional funding	6,723,144	5,500,539	4,502,842
Capitalized interest (1)	63,047	74,339	80,992
Basis of loans sold (2)	(3,082,347)	(1,634,717)	(2,266,901)
Loan maturities/principal repayments	(3,272,666)	(2,658,522)	(2,742,462)
Discount accretion/premium amortization	38,099	39,084	48,384
Changes in fair value	40,522	66,987	74,251
Unrealized foreign currency translation (loss) gain	(32,341)	42,356	(47,906)
Change in loan loss allowance, net	(34,821)	5,458	(3,759)
Transfer to/from other asset classifications	(364)	843	37,316	(3)
Balance at December 31	$9,794,254	$7,382,641	$5,946,274

(1)	Represents accrued interest income on loans whose terms do not require current payment of interest.

(2)	See Note 12 for additional disclosure on these transactions.

(3)	Primarily represents commercial mortgage loans acquired from CMBS trusts which are consolidated as VIEs on our balance sheet.

6. Investment Securities

Investment securities were comprised of the following as of December 31, 2018 and 2017 (amounts in thousands):

	Carrying Value as of December 31,
	2018	2017
RMBS, available-for-sale	$209,079	$247,021
RMBS, fair value option (1)	87,879	—
CMBS, fair value option (1)	1,157,508	1,024,143
Held-to-maturity (“HTM”) debt securities, amortized cost	644,149	433,468
Equity security, fair value	11,893	13,523
Subtotal—Investment securities	2,110,508	1,718,155
VIE eliminations (1)	(1,204,040)	(999,952)
Total investment securities	$906,468	$718,203

(1)	Certain fair value option CMBS and RMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.

Purchases, sales and principal collections for all investment securities were as follows (amounts in thousands):

	RMBS,	RMBS, fair	CMBS, fair	HTM	Equity	Securitization
	available-for-sale	value option	value option	Securities	Security	VIEs (1)	Total
Year Ended December 31, 2018
Purchases	$—	$90,982	$323,071	$463,810	$—	$(385,463)	$492,400
Acquisition of Infrastructure Lending Portfolio	—	—	—	65,060	—	—	65,060
Sales	13,264	—	105,637	—	—	(102,474)	16,427
Principal collections	34,763	1,439	114,545	327,207	—	(95,030)	382,924
Year Ended December 31, 2017
Purchases	$7,433	$—	$125,776	$79,163	$—	$(113,978)	$98,394
Sales	—	—	37,184	—	—	(25,605)	11,579
Principal collections	40,635	—	109,354	182,919	—	(100,115)	232,793
Year Ended December 31, 2016
Purchases	$98,035	$—	$167,976	$204,730	$—	$(110,400)	$360,341
Sales	—	—	54,453	—	—	(35,728)	18,725
Principal collections	43,445	—	117,059	6,910	—	(58,624)	108,790

(1)

Represents RMBS and CMBS, fair value option amounts eliminated due to our consolidation of securitization VIEs. These amounts are reflected as repayment of debt of consolidated VIEs in our consolidated statements of cash flows.

RMBS, Available‑for‑Sale

The Company classified all of its RMBS not eliminated in consolidation as available‑for‑sale as of December 31, 2018 and 2017. These RMBS are reported at fair value in the balance sheet with changes in fair value recorded in AOCI.

The tables below summarize various attributes of our investments in available‑for‑sale RMBS as of December 31, 2018 and 2017 (amounts in thousands):

				Unrealized Gains or (Losses)
				Recognized in AOCI
	Purchase		Recorded		Gross	Gross	Net
	Amortized	Credit	Amortized	Non-Credit	Unrealized	Unrealized	Fair Value
	Cost	OTTI	Cost	OTTI	Gains	Losses	Adjustment	Fair Value
December 31, 2018
RMBS	$165,461	$(9,897)	$155,564	$(31)	$53,546	$—	$53,515	$209,079
December 31, 2017
RMBS	$199,029	$(9,897)	$189,132	$(94)	$58,011	$(28)	$57,889	$247,021

	Weighted Average Coupon (1)	Weighted Average Rating	WAL (Years) (2)
December 31, 2018
RMBS	3.7%	CCC-	6.0
December 31, 2017
RMBS	2.8%	B	6.4

(1)	Calculated using the December 31, 2018 and 2017 one-month LIBOR rate of 2.503% and 1.564%, respectively, for floating rate securities.

(2)

Represents the WAL of each respective group of securities as of the respective balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.

As of December 31, 2018, approximately $177.4 million, or 84.9%, of RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 1.22%. As of December 31, 2017, approximately $207.0 million, or 83.8%, of RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 1.22%. We purchased all of the RMBS at a discount, a portion of which will be accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of this accretable discount.

The following table contains a reconciliation of aggregate principal balance to amortized cost for our RMBS as of December 31, 2018 and 2017 (amounts in thousands):

	As of December 31,
	2018	2017
Principal balance	$309,497	$366,711
Accretable yield	(54,779)	(55,712)
Non-accretable difference	(99,154)	(121,867)
Total discount	(153,933)	(177,579)
Amortized cost	$155,564	$189,132

The principal balance of credit deteriorated RMBS was $290.8 million and $345.5 million as of December 31, 2018 and 2017, respectively. Accretable yield related to these securities totaled $49.5 million and $49.2 million as of December 31, 2018 and 2017, respectively.

The following table discloses the changes to accretable yield and non‑accretable difference for our RMBS during the years ended December 31, 2018 and 2017 (amounts in thousands):

		Non-Accretable
	Accretable Yield	Difference
Balance as of January 1, 2017	$64,290	$126,607
Accretion of discount	(13,457)	—
Principal write-downs, net	—	(5,004)
Purchases	311	4,723
Sales	—	—
OTTI	109	—
Transfer to/from non-accretable difference	4,459	(4,459)
Balance as of December 31, 2017	55,712	121,867
Accretion of discount	(10,932)	—
Principal write-downs, net	—	(3,682)
Purchases	—	—
Sales	(9,032)	—
OTTI	—	—
Transfer to/from non-accretable difference	19,031	(19,031)
Balance as of December 31, 2018	$54,779	$99,154

We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $1.8 million, $1.9 million and $1.8 million for the years ended December 31, 2018, 2017 and 2016, respectively, which has been recorded as management fees in the accompanying consolidated statements of operations.

During the year ended December 31, 2018, we sold RMBS for proceeds of $13.3 million and realized gross gains of $3.5 million using the specific identification cost method. There were no sales of RMBS during the years ended December 31, 2017 and 2016.

The following table presents the gross unrealized losses and estimated fair value of any available‑for‑sale securities that were in an unrealized loss position as of December 31, 2018 and 2017, and for which OTTIs (full or partial) have not been recognized in earnings (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a	Securities with a	Securities with a	Securities with a
	loss less than	loss greater than	loss less than	loss greater than
	12 months	12 months	12 months	12 months
As of December 31, 2018
RMBS	$2,148	$—	$(31)	$—
As of December 31, 2017
RMBS	$10,321	$643	$(99)	$(23)

As of December 31, 2018 and 2017, there were one and three securities, respectively, with unrealized losses reflected in the table above. After evaluating these securities and recording adjustments for credit-related OTTI, we concluded that the remaining unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses, which represent most of the OTTI we record on securities, are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or impairments could be materially different from what is currently projected and/or reported.

CMBS and RMBS, Fair Value Option

As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for certain CMBS and RMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of December 31, 2018, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $1.2 billion and $3.0 billion, respectively. As of December 31, 2018, the fair value and unpaid principal balance of RMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $87.9 million and $62.4 million, respectively. The $1.2 billion total fair value balance of CMBS and RMBS represents our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value (all except $41.3 million at December 31, 2018) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option investment securities.

As of December 31, 2018, $158.7 million of our CMBS were variable rate and none of our RMBS were variable rate.

HTM Debt Securities, Amortized Cost

The table below summarizes unrealized gains and losses of our investments in HTM debt securities as of December 31, 2018 and 2017 (amounts in thousands):

	Net Carrying Amount	Gross Unrealized	Gross Unrealized
	(Amortized Cost)	Holding Gains	Holding Losses	Fair Value
December 31, 2018
CMBS	$408,556	$2,435	$(3,349)	$407,642
Infrastructure bonds	60,768	178	(168)	60,778
Preferred interests	174,825	703	—	175,528
Total	$644,149	$3,316	$(3,517)	$643,948
December 31, 2017
CMBS	$413,110	$2,002	$(7,779)	$407,333
Preferred interests	20,358	647	—	21,005
Total	$433,468	$2,649	$(7,779)	$428,338

The table below summarizes the maturities of our HTM debt securities by type as of December 31, 2018 (amounts in thousands):

		Infrastructure	Preferred
	CMBS	Bonds	Interests	Total
Less than one year	$75,313	$—	$—	$75,313
One to three years	305,642	12,889	—	318,531
Three to five years	27,601	—	174,825	202,426
Thereafter	—	47,879	—	47,879
Total	$408,556	$60,768	$174,825	$644,149

Equity Security, Fair Value Option

During 2012, we acquired 9,140,000 ordinary shares from a related-party in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. The fair value of the investment remeasured in USD was $11.9 million and $13.5 million as of December 31, 2018 and 2017, respectively. As of December 31, 2018, our shares represent an approximate 2% interest in SEREF.

7. Properties

Our properties are held within the following portfolios:

Ireland Portfolio

The Ireland Portfolio is comprised of 11 net leased fully occupied office properties and one multifamily property all located in Dublin, Ireland, which the Company acquired during the year ended December 31, 2015.  The Ireland Portfolio, which collectively is comprised of approximately 600,000 square feet, includes total gross properties and lease intangibles of $521.5 million and debt of $361.1 million as of December 31, 2018.

Woodstar I Portfolio

The Woodstar I Portfolio is comprised of 32 affordable housing communities with 8,948 units concentrated primarily in the Tampa, Orlando and West Palm Beach metropolitan areas. During the year ended December 31, 2015, we acquired 18 of the 32 affordable housing communities of the Woodstar I Portfolio with the final 14 communities acquired during the year ended December 31, 2016. The Woodstar I Portfolio includes total gross properties and lease intangibles of $623.5 million and federal, state and county sponsored financing and other debt of $407.3 million as of December 31, 2018.

Woodstar II Portfolio

The Woodstar II Portfolio is comprised of 27 affordable housing communities with 6,109 units concentrated primarily in Central and South Florida.  The Woodstar II Portfolio includes total gross properties and lease intangibles of $598.6 million and debt of $437.4 million as of December 31, 2018. Refer to Note 3 for further discussion of the Woodstar II Portfolio.

Medical Office Portfolio

The Medical Office Portfolio is comprised of 34 medical office buildings acquired during the year ended December 31, 2016.  These properties, which collectively comprise 1.9 million square feet, are geographically dispersed throughout the U.S. and primarily affiliated with major hospitals or located on or adjacent to major hospital campuses. The Medical Office Portfolio includes total gross properties and lease intangibles of $760.5 million and debt of $486.3 million as of December 31, 2018.

Master Lease Portfolio

The Master Lease Portfolio is comprised of 16 retail properties geographically dispersed throughout the U.S., with more than 50% of the portfolio, by carrying value, located in Florida, Texas and Minnesota. These properties collectively comprise 1.9 million square feet and were leased back to the seller under corporate guaranteed master net lease agreements with initial terms of 24.6 years and periodic rent escalations. The Master Lease Portfolio includes total gross properties of $343.8 million and debt of $192.1 million as of December 31, 2018.

Investing and Servicing Segment Property Portfolio

The REIS Equity Portfolio is comprised of 19 commercial real estate properties and one equity interest in an unconsolidated commercial real estate property. The REIS Equity Portfolio includes total gross properties and lease intangibles of $350.9 million and debt of $231.0 million as of December 31, 2018.  Refer to Note 3 for further discussion of the REIS Equity Portfolio.

The table below summarizes our properties held as of December 31, 2018 and December 31, 2017 (dollars in thousands):

		December 31,
	Depreciable Life	2018	2017
Property Segment
Land and land improvements	0 – 15 years	$648,972	$585,915
Buildings and building improvements	5 – 45 years	1,980,283	1,838,266
Furniture & fixtures	3 – 7 years	46,048	31,028
Investing and Servicing Segment
Land and land improvements	0 – 15 years	82,332	86,711
Buildings and building improvements	3 – 40 years	213,010	212,094
Furniture & fixtures	2 – 5 years	2,158	1,036
Properties, cost		2,972,803	2,755,050
Less: accumulated depreciation		(187,913)	(107,569)
Properties, net		$2,784,890	$2,647,481

During the years ended December 31, 2018 and 2017, we sold 16 and six operating properties, respectively, for $313.3 million and $56.4 million, respectively, which resulted in gains of $55.1 million and $19.9 million, respectively, recognized within gain on sale of investments and other assets in our consolidated statements of operations. One of these properties sold in March 2018 was acquired by a third party which already held a $0.3 million non-controlling interest in the property. During the years ended December 31, 2018 and 2017, $5.1 million and $3.3 million, respectively, of such gains were attributable to non-controlling interests. There were no properties sold during the year ended December 31, 2016.

Future rental payments due to us from tenants under existing non-cancellable operating leases for each of the next five years and thereafter are as follows (in thousands):

2019	$211,718
2020	129,825
2021	123,474
2022	113,393
2023	94,771
Thereafter	826,278
Total	$1,499,459

8. Investment in Unconsolidated Entities

The table below summarizes our investments in unconsolidated entities as of December 31, 2018 and 2017 (dollars in thousands):

	Participation /	Carrying value as of December 31,
	Ownership % (1)	2018		2017
Equity method:
Retail Fund (see Note 16)	33%	$114,362		$110,704
Investor entity which owns equity in an online real estate company	50%	9,372		9,312
Equity interests in commercial real estate	50%	6,294	(2)	23,192
Equity interest in and advances to a residential mortgage originator	N/A	9,082	(3)	7,742
Various	25% - 50%	6,984		3,538
		146,094		154,488
Cost method:
Equity interest in a servicing and advisory business	6%	6,207		12,234
Investment funds which own equity in a loan servicer and other real estate assets	4% - 6%	9,225		9,225
Various	0% - 3%	10,239		9,556
		25,671		31,015
		$171,765		$185,503

(1)	None of these investments are publicly traded and therefore quoted market prices are not available.

(2)	In March 2018, our preferred equity investment in a portfolio of student housing properties was redeemed in full for cash proceeds of $16.7 million.

(3)	Includes a $2.0 million subordinated loan the Company funded in June 2018. Refer to Note 16 for further discussion.

As of December 31, 2018, the carrying value of our equity investment in a residential mortgage originator exceeded the underlying equity in net assets of such investee by $1.6 million. This difference is the result of the Company recording its investment in the investee at its acquisition date fair value, which included certain non-amortizing intangible assets not recognized by the investee.  Should the Company determine these intangible assets held by the investee are impaired, the Company will recognize such impairment loss through earnings from unconsolidated entities in our consolidated statement of operations, otherwise, such difference between the carrying value of our equity investment in the residential mortgage originator and the underlying equity in the net assets of the residential mortgage originator will continue to exist.

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

Other than our equity interest in the residential mortgage originator, there were no differences between the carrying value of our equity method investments and the underlying equity in the net assets of the investees as of December 31, 2018.

During the year ended December 31, 2018, we did not become aware of any observable price changes in our cost method investments that are within the scope of ASU 2016-01 or any indicators of impairment.

9. Goodwill and Intangibles

Goodwill

Infrastructure Lending Segment

The Infrastructure Lending Segment’s goodwill of $119.4 million at December 31, 2018 represents the excess of consideration transferred over the fair value of net assets acquired on September 19, 2018 and October 15, 2018. The goodwill recognized is attributable to value embedded in the acquired Infrastructure Lending Segment’s origination platform and is fully tax deductible over 15 years.

LNR Property LLC (“LNR”)

The Investing and Servicing Segment’s goodwill of $140.4 million at both December 31, 2018 and 2017 represents the excess of consideration transferred over the fair value of net assets of LNR acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes a network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets.  The tax deductible component of our goodwill as of April 19, 2013 was $149.9 million and is deductible over 15 years.

As discussed in Note 2, goodwill is tested for impairment at least annually.  Based on our qualitative assessment during the fourth quarter of 2018, we determined that it is not more likely than not that the fair value of the Investing and Servicing Segment reporting unit to which goodwill is attributed is less than its carrying value including goodwill.  Therefore, we concluded that the goodwill attributed to the Investing and Servicing segment was not impaired.  The first annual goodwill impairment test for the recently-acquired Infrastructure Lending Segment will occur in the fourth quarter of 2019.

Intangible Assets

Servicing Rights Intangibles

In connection with the LNR acquisition, we identified domestic servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. At December 31, 2018 and 2017, the balance of the domestic servicing intangible was net of $24.1 million and $28.2 million, respectively, which was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of December 31, 2018 and 2017, the domestic servicing intangible had a balance of $44.6 million and $59.0 million, respectively, which represents our economic interest in this asset.

Lease Intangibles

In connection with our acquisitions of commercial real estate, we recognized in-place lease intangible assets and favorable lease intangible assets associated with certain non-cancelable operating leases of the acquired properties.

The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of December 31, 2018 and 2017 (amounts in thousands):

	As of December 31, 2018			As of December 31, 2017
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
Domestic servicing rights, at fair value	$20,557	$—	$20,557	$30,759	$—	$30,759
In-place lease intangible assets	198,220	(100,873)	97,347	187,816	(65,351)	122,465
Favorable lease intangible assets	36,895	(9,766)	27,129	37,231	(7,363)	29,868
Total net intangible assets	$255,672	$(110,639)	$145,033	$255,806	$(72,714)	$183,092

The following table summarizes the activity within intangible assets for the years ended December 31, 2018 and 2017 (amounts in thousands):

	Domestic	In-place Lease	Favorable Lease
	Servicing	Intangible	Intangible
	Rights	Assets	Assets	Total
Balance as of January 1, 2017	$55,082	136,877	27,289	219,248
Acquisition of Woodstar II Portfolio properties	—	4,155	—	4,155
Acquisition of additional REIS Equity Portfolio properties	—	6,524	5,431	11,955
Amortization	—	(26,850)	(3,930)	(30,780)
Sales	—	(722)	(109)	(831)
Foreign exchange gain	—	4,404	1,177	5,581
Impairment (1)	—	(1,014)	(9)	(1,023)
Changes in fair value due to changes in inputs and assumptions	(24,323)	—	—	(24,323)
Measurement period adjustments	—	(909)	19	(890)
Balance as of December 31, 2017	30,759	$122,465	$29,868	183,092
Acquisition of additional Woodstar II Portfolio properties	—	10,792	—	10,792
Acquisition of additional REIS Equity Portfolio properties	—	7,342	2,687	10,029
Amortization	—	(39,830)	(4,046)	(43,876)
Sales	—	(1,791)	(1,036)	(2,827)
Foreign exchange loss	—	(1,270)	(344)	(1,614)
Impairment (1)	—	(361)	—	(361)
Changes in fair value due to changes in inputs and assumptions	(10,202)	—	—	(10,202)
Balance as of December 31, 2018	$20,557	$97,347	$27,129	$145,033

(1)	Impairment of intangible lease assets is recognized within other expense in our consolidated statements of operations.

The following table sets forth the estimated aggregate amortization of our in-place lease intangible assets and favorable lease intangible assets for the next five years and thereafter (amounts in thousands):

2019	$23,250
2020	17,491
2021	15,047
2022	12,241
2023	8,996
Thereafter	47,451
Total	$124,476

Lease Liabilities

In connection with our acquisition of certain properties within our Medical Office Portfolio, we recognized aggregate unfavorable lease liabilities of $4.8 million with a weighted average life of 9.7 years at acquisition. The liability balance was $2.9 million and $3.7 million as of December 31, 2018 and 2017, respectively.

In connection with our acquisition of LNR in 2013, we recognized an unfavorable lease liability of $15.3 million related to an assumed operating lease for our offices in Miami Beach, Florida, which expires in 2021. This liability is being amortized over the remaining three years of the underlying lease term at a rate of approximately $1.9 million per year. The liability balance was $4.7 million and $6.5 million as of December 31, 2018 and 2017, respectively.

10. Secured Financing Agreements

The following table is a summary of our secured financing agreements in place as of December 31, 2018 and 2017 (dollars in thousands):

								Carrying Value at
	Current	Extended			Pledged Asset	Maximum		December 31,	December 31,
	Maturity	Maturity (a)	Pricing		Carrying Value	Facility Size		2018	2017
Lender 1 Repo 1	(b)	(b)	LIBOR + 1.60% to 5.75%		$1,678,448	$2,000,000		$1,279,979	$1,137,654
Lender 2 Repo 1	Apr 2020	Apr 2023	LIBOR + 1.50% to 2.50%		542,255	900,000	(c)	384,791	238,428
Lender 3 Repo 1	N/A	N/A	N/A		—	—		—	75,291
Lender 4 Repo 2	May 2021	May 2023	LIBOR + 2.00% to 3.25%		1,141,153	1,000,000		552,345	215,372
Lender 6 Repo 1	Aug 2021	N/A	LIBOR + 2.00% to 2.75%		655,536	600,000		507,545	494,353
Lender 6 Repo 2	Oct 2022	Oct 2023	GBP LIBOR + 2.75%, EURIBOR + 2.25%		386,670	422,090		312,437	332,815
Lender 7 Repo 1	Sep 2021	Sep 2023	LIBOR + 1.75% to 2.25%		89,038	250,000		71,720	—
Lender 9 Repo 1	N/A	N/A	N/A		—	—		—	65,762
Lender 10 Repo 1	May 2021	May 2023	LIBOR + 1.50% to 2.75%		200,440	164,840		160,480	77,800
Lender 11 Repo 1	Jun 2019	Jun 2020	LIBOR + 2.10%		—	200,000		—	—
Lender 11 Repo 2	Sep 2019	Sep 2023	LIBOR + 2.00% to 2.50%		355,606	500,000		270,690	—
Lender 12 Repo 1	Jun 2021	Jun 2024	LIBOR + 2.10% to 2.45%		57,368	250,000		43,500	—
Lender 13 Repo 1	(d)	(d)	LIBOR + 1.50%		18,425	200,000		14,824	—
Lender 7 Secured Financing	Feb 2021	Feb 2023	LIBOR + 2.25%	(e)	93,085	650,000	(f)	—	—
Lender 8 Secured Financing	Aug 2019	N/A	LIBOR + 4.00%		—	—		—	15,617
Conduit Repo 2	Nov 2019	Nov 2020	LIBOR + 2.25%		47,622	200,000		35,034	40,075
Conduit Repo 3	Feb 2020	Feb 2021	LIBOR + 2.10%		—	150,000		—	26,895
MBS Repo 1	(g)	(g)	N/A		—	—		—	6,510
MBS Repo 2	Dec 2020	N/A	LIBOR + 1.55% to 1.75%		222,333	159,202		159,202	222,672
MBS Repo 3	(h)	(h)	LIBOR + 1.30% to 1.85%		691,963	427,942		427,942	224,150
MBS Repo 4	(i)	N/A	LIBOR + 1.70%		155,063	110,000		13,824	77,318
MBS Repo 5	Dec 2028	Jun 2029	4.21%		57,619	150,000		55,437	—
Investing and Servicing Segment Property Mortgages	May 2020 to Jun 2026	N/A	Various		263,725	242,499		219,237	177,411
Ireland Mortgage	Oct 2025	N/A	1.93%		460,581	362,854		362,854	349,900
Woodstar I Mortgages	Nov 2025 to Oct 2026	N/A	3.72% to 3.97%		346,402	276,748		276,748	276,748
Woodstar I Government Financing	Mar 2026 to Jun 2049	N/A	1.00% to 5.00%		195,903	131,179		131,179	133,418
Woodstar II Mortgages	Jan 2028 to Apr 2028	N/A	3.81% to 3.85%		530,299	417,669		417,669	116,745
Woodstar II Government Financing	Jun 2030 to Aug 2052	N/A	1.00% to 3.19%		39,126	25,311		25,311	—
Medical Office Mortgages	Dec 2021	Dec 2023	LIBOR + 2.50%		680,335	524,499		492,828	497,613
Master Lease Mortgages	Oct 2027	N/A	4.38%		333,107	194,900		194,900	265,900
Infrastructure Lending Facility	Sep 2021	Sep 2022	Various		1,905,469	2,020,971		1,551,148	—
Term Loan A	Dec 2020	Dec 2021	LIBOR + 2.25%	(e)	912,857	300,000		300,000	300,000
Revolving Secured Financing	Dec 2020	Dec 2021	LIBOR + 2.25%	(e)	—	100,000		—	—
FHLB	Feb 2021	N/A	Various		623,660	500,000		500,000	445,000
					$12,684,088	$13,430,704		8,761,624	5,813,447
Unamortized net (discount) premium								(963)	2,559
Unamortized deferred financing costs								(77,096)	(42,950)
								$8,683,565	$5,773,056

(a)	Subject to certain conditions as defined in the respective facility agreement.
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
(h)

Facility carries a rolling 12-month term which may reset monthly with the lender’s consent. Current maturity is December 2019. This facility carries no maximum facility size. Amounts reflect the outstanding balance as of December 31, 2018.

(i)	The date that is 270 days after the buyer delivers notice to seller, subject to a maximum date of May 2020.

In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

During the year ended December 31, 2018, we entered into three mortgage loans with aggregate maximum borrowings of $55.8 million to finance commercial real estate previously acquired by our Investing and Servicing Segment. As of December 31, 2018, these facilities carry a remaining weighted average term of 4.0 years with floating annual interest rates of LIBOR + 2.58%.

During the year ended December 31, 2018, we entered into mortgage loans with total borrowings of $300.9 million to finance the 2018 Closing of our Woodstar II Portfolio. The loans carry 10-year terms and weighted average fixed annual interest rates of 3.82%.  Additional government sponsored mortgage loans of $27.0 million with weighted average fixed annual interest rates of 3.06% and remaining weighted average terms of 27.5 years were assumed in connection with the 2018 Closing of our Woodstar II Portfolio.

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

In August and September 2018, we amended the Lender 11 Repo 2 facility to increase available borrowings from $250.0 million to $500.0 million, extend the current maturity from September 2018 to September 2019 with four one-year extension options and decrease the pricing margin from LIBOR + 2.25% to 2.75% to LIBOR + 2.00% to 2.50%.

In September 2018, we exercised an option to upsize the Lender 4 Repo 2 facility from $600.0 million to $1.0 billion.

In September 2018, we entered into a $250.0 million repurchase facility (“Lender 7 Repo 1”) to finance certain loans held-for-investment. The facility carries a three-year initial term with two one-year extension options and an annual interest rate of LIBOR + 1.75% to 2.25%.

In September 2018, we entered into a credit agreement to fund the acquisition and unfunded loan commitments associated with the Infrastructure Lending Segment (the “Infrastructure Lending Facility”), which consists of the following components: (i) a $1.5 billion term loan for fully funded loans; (ii) a $334.0 million delayed draw term loan for future fundings on acquired term loans; and (iii) a $286.9 million revolver for future fundings on acquired revolvers and letters of credit (“LCs”).  Each component carries a three-year initial term with a one-year extension option and an annual interest rate of the applicable currency benchmark index + 1.50%. The spread increases 25 bps in each of the second and third years of the facility. The facility also contains commitment fees, including fees paid at inception and ongoing fees associated with unfunded commitments on delayed draw term loans, revolvers and LCs. As of December 31, 2018, the following components were outstanding: (i) $1.5 billion of term loans; and (ii) $23.5 million of revolvers.

In October 2018, we refinanced the Ireland Mortgage with a new seven-year, fixed 1.93% annual interest rate mortgage loan.  We recognized a loss on extinguishment of debt of $1.8 million in our consolidated statement of operations in connection with this refinancing.

Our secured financing agreements contain certain financial tests and covenants.  As of December 31, 2018, we were in compliance with all such covenants.

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

	Repurchase	Other Secured
	Agreements	Financing	Total
2019	$565,219	$268,813	$834,032
2020	483,962	753,710	1,237,672
2021	776,519	843,872	1,620,391
2022	784,940	940,360	1,725,300
2023	1,546,055	564,789	2,110,844
Thereafter	133,055	1,100,330	1,233,385
Total	$4,289,750	$4,471,874	$8,761,624

For the years ended December 31, 2018, 2017 and 2016, approximately $27.0 million, $19.5 million and $16.2 million, respectively, of amortization of deferred financing costs from secured financing agreements were included in interest expense on our consolidated statements of operations. In addition, during the year ended December 31, 2016, we wrote off $8.2 million of deferred financing costs and unamortized discount which are included within loss on extinguishment of debt in our consolidated statement of operations.  This $8.2 million write-off was in connection with the repayment of our former term loan in December 2016.

The following table sets forth our outstanding balance of repurchase agreements related to the following asset collateral classes as of December 31, 2018 and 2017 (amounts in thousands):

	As of December 31,
Class of Collateral	2018	2017
Loans held-for-investment	$3,567,786	$2,637,475
Loans held-for-sale	65,559	66,970
Investment securities	656,405	530,650
	$4,289,750	$3,235,095

We seek to mitigate risks associated with our repurchase agreements by managing risk related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value.  The margin call provisions under the majority of our repurchase facilities, consisting of 72% of these agreements, do not permit valuation adjustments based on capital markets activity.  Instead, margin calls on these facilities are limited to collateral-specific credit marks.  To monitor credit risk associated with the performance and value of our loans and investments, our asset management team regularly reviews our investment portfolios and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary.  For repurchase agreements containing margin call provisions for general capital markets activity, approximately 26% of these pertain to our loans held-for-sale, for which we manage credit risk through the purchase of credit index instruments.  We further seek to manage risks associated with our repurchase agreements by matching the maturities and interest rate characteristics of our loans with the related repurchase agreements.

11. Unsecured Senior Notes

The following table is a summary of our unsecured senior notes outstanding as of December 31, 2018 and 2017 (dollars in thousands):

				Remaining
	Coupon	Effective	Maturity	Period of		Carrying Value at December 31,
	Rate	Rate (1)	Date	Amortization		2018	2017
2018 Convertible Notes	N/A	N/A	N/A	N/A		—	369,981
2019 Convertible Notes	4.00%	5.04%	1/15/2019	0.0	years	77,969	341,363
2021 Senior Notes (February)	3.63%	3.89%	2/1/2021	2.1	years	500,000	—
2021 Senior Notes (December)	5.00%	5.32%	12/15/2021	3.0	years	700,000	700,000
2023 Convertible Notes	4.38%	4.86%	4/1/2023	4.3	years	250,000	250,000
2025 Senior Notes	4.75%	5.04%	3/15/2025	6.2	years	500,000	500,000
Total principal amount						2,027,969	2,161,344
Unamortized discount—Convertible Notes						(4,644)	(11,186)
Unamortized discount—Senior Notes						(16,416)	(16,654)
Unamortized deferred financing costs						(8,078)	(8,269)
Carrying amount of debt components						$1,998,831	$2,125,235
Carrying amount of conversion option equity components recorded in additional paid-in capital for outstanding convertible notes						$3,755	$31,638

(1)

Effective rate includes the effects of underwriter purchase discount and the adjustment for the conversion option on our convertible senior notes, the value of which reduced the initial liability and was recorded in additional paid‑in‑capital.

Senior Notes Due February 2021

On January 29, 2018, we issued $500.0 million of 3.625% Senior Notes due 2021 (the “2021 February Notes”). The 2021 February Notes mature on February 1, 2021. Prior to November 1, 2020, we may redeem some or all of the 2021 February Notes at a price equal to 100% of the principal amount thereof, plus the applicable “make-whole” premium as of the applicable date of redemption.  On and after November 1, 2020, we may redeem some or all of the 2021 February Notes at a price equal to 100% of the principal amount thereof. In addition, prior to February 1, 2020, we may redeem up to 40% of the 2021 February Notes at the applicable redemption price using the proceeds of certain equity offerings. The 2021 February Notes were swapped to floating rate (see Note 13).

Senior Notes Due December 2021

On December 16, 2016, we issued $700.0 million of 5.00% Senior Notes due 2021 (the “2021 December Notes”). The 2021 December Notes mature on December 15, 2021. Prior to September 15, 2021, we may redeem some or all of the 2021 December Notes at a price equal to 100% of the principal amount thereof, plus the applicable “make-whole” premium as of the applicable date of redemption.  On and after September 15, 2021, we may redeem some or all of the 2021 December Notes at a price equal to 100% of the principal amount thereof. In addition, prior to December 15, 2019, we may redeem up to 35% of the 2021 December Notes at the applicable redemption price using the proceeds of certain equity offerings.

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

Convertible Senior Notes

On March 29, 2017, we issued $250.0 million of 4.375% Convertible Senior Notes due 2023 (the “2023 Notes”).  On October 8, 2014, we issued $431.3 million of 3.75% Convertible Senior Notes due 2017 (the “2017 Notes”). On February 15, 2013, we issued $600.0 million of 4.55% Convertible Senior Notes due 2018 (the “2018 Notes”). On July 3, 2013, we issued $460.0 million of 4.00% Convertible Senior Notes due 2019 (the “2019 Notes”). In October 2017, we repaid the full outstanding principal amount of the 2017 Notes in cash upon their maturity. In March 2018, we repaid the full outstanding principal amount of the 2018 Notes in cash upon their maturity. We recognized interest expense of $28.9 million, $72.2 million and $57.1 million during the years ended December 31, 2018, 2017 and 2016, respectively, from our unsecured convertible senior notes (collectively, the “Convertible Notes”).

During the year ended December 31, 2018, we received and settled redemption notices related to the 2019 Notes with a par amount totaling $263.4 million. Total consideration of $296.8 million was paid via the issuance of 12.4 million shares and cash payments of $25.5 million. The $264.4 million of settlement consideration attributable to the liability component of the 2019 Notes exceeded the proportionate net carrying amount of the liability component by $2.1 million, which was recognized as a loss on extinguishment of debt in our consolidated statement of operations for the year ended December 31, 2018. The $32.4 million of settlement consideration attributable to the equity component of the 2019 Notes was recognized as a reduction of additional paid-in capital in our consolidated statement of equity for the year ended December 31, 2018, partially offsetting the $271.2 million fair value of the shares issued. Subsequent to December 31, 2018, the remaining $78.0 million of the 2019 Notes were settled through the issuance of 3.6 million shares and cash payments of $12.0 million.

On March 29, 2017, the proceeds from the issuance of the 2023 Notes were used to repurchase $230.0 million of the 2018 Notes for $250.7 million. The repurchase price was allocated between the fair value of the liability component and the fair value of the equity component of the 2018 Notes at the repurchase date. The portion of the repurchase price attributable to the equity component totaled $18.1 million and was recognized as a reduction of additional paid-in capital during the year ended December 31, 2017. The portion of the repurchase price attributable to the liability component exceeded the net carrying amount of the liability component by $5.9 million, which was recognized as a loss on extinguishment of debt in our consolidated statement of operations for the year ended December 31, 2017. The repurchase of the 2018 Notes was not considered part of the repurchase program approved by our board of directors (refer to Note 17) and therefore did not reduce our available capacity for future repurchases under the repurchase program.

Under the repurchase program approved by our board of directors, we repurchased $19.4 million aggregate principal amount of our 2017 Notes during the year ended December 31, 2016 for $19.9 million. The repurchase price was allocated between the fair value of the liability component and the fair value of the equity component of the convertible security. The portion of the repurchase price attributable to the equity component totaled $0.4 million and was recognized as a reduction of additional paid-in capital during the year ended December 31, 2016. The remaining repurchase price was attributable to the liability component. The difference between this amount and the net carrying amount of the liability and debt issuance costs was reflected as a loss on extinguishment of debt in our consolidated statement of operations. For the year ended December 31, 2016, the loss on extinguishment of debt totaled $0.6 million, consisting principally of the write-off of unamortized debt discount.

The following table details the conversion attributes of our Convertible Notes outstanding as of December 31, 2018 (amounts in thousands, except rates):

	December 31, 2018		Conversion Spread Value - Shares (3)
	Conversion	Conversion	For the Year Ended December 31,
	Rate (1)	Price (2)	2018	2017	2016
2018 Notes	N/A	N/A	—	541	1,097
2019 Notes	52.0131	$19.23	91	1,358	1,600
2023 Notes	38.5959	$25.91	—	—	—
			91	1,899	2,697

(1)

The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of Convertible Notes converted, as adjusted in accordance with the indentures governing the Convertible Notes (including the applicable supplemental indentures).

(2)	As of December 31, 2018, 2017 and 2016, the market price of the Company’s common stock was $19.71, $21.35 and $21.95 per share, respectively.

(3)	The conversion spread value represents the portion of the Convertible Notes that are “in-the-money”, representing the value that would be delivered to investors in shares upon an assumed conversion.

The if-converted value of the 2019 Notes exceeded their principal amount by $2.0 million at December 31, 2018 as the closing market price of the Company’s common stock of $19.71 per share exceeded the implicit conversion price of $19.23 per share. However, the if‑converted value of the 2023 Notes was less than their principal amount by $59.8 million at December 31, 2018 as the closing market price of the Company’s common stock was less than the implicit conversion price of $25.91 per share.

Effective June 30, 2018, the Company no longer asserts its intent to fully settle the principal amount of the Convertible Notes in cash upon conversion. The if-converted value of the principal amount of the 2019 Notes and 2023 Notes was $79.9 million and $190.2 million, respectively, as of December 31, 2018.

Conditions for Conversion

Prior to October 1, 2022, the 2023 Notes will be convertible only upon satisfaction of one or more of the following conditions: (1) the closing market price of the Company’s common stock is at least 110% of the conversion price of the 2023 Notes for at least 20 out of 30 trading days prior to the end of the preceding fiscal quarter, (2) the trading price of the 2023 Notes is less than 98% of the product of (i) the conversion rate and (ii) the closing price of the Company’s common stock during any five consecutive trading day period, (3) the Company issues certain equity instruments at less than the 10‑day average closing market price of its common stock or the per‑share value of certain distributions exceeds the market price of the Company’s common stock by more than 10% or (4) certain other specified corporate events (significant consolidation, sale, merger, share exchange, fundamental change, etc.) occur.

On or after October 1, 2022, holders of the 2023 Notes may convert each of their notes at the applicable conversion rate at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The 2019 Notes entered the open conversion period on July 15, 2018.

12. Loan Securitization/Sale Activities

As described below, we regularly sell loans and notes under various strategies. We evaluate such sales as to whether they meet the criteria for treatment as a sale—legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint and transfer of control.

Conduit Loan Securitizations

Within the Investing and Servicing Segment, we originate commercial mortgage loans with the intent to sell these mortgage loans to VIEs for the purposes of securitization. These VIEs then issue CMBS that are collateralized in part by these assets, as well as other assets transferred to the VIE by third parties. In certain instances, we retain an interest in the VIE and/or serve as special servicer for the VIE. In these instances, we generally consolidate the VIE into which the loans were sold. The following summarizes the fair value and par value of loans sold from our conduit platform, as well as the amount of sale proceeds used in part to repay the outstanding balance of the repurchase agreements associated with these loans for the years ended December 31, 2018, 2017 and 2016 (amounts in thousands):

			Repayment of
			repurchase
	Face Amount	Proceeds	agreements
For the Year Ended December 31,
2018	$1,517,599	$1,563,433	$1,147,316
2017	1,517,368	1,582,050	1,152,938
2016	1,798,215	1,884,380	1,170,230

Securitization Financing Arrangements and Sales

Within the Commercial and Residential Lending Segment, we originate or acquire residential and commercial mortgage loans, subsequently selling all or a portion thereof. Typically, our motivation for entering into these transactions is to effectively create leverage on the subordinated position that we will retain and hold for investment. These loans may be sold directly or through a securitization. In certain instances, we retain an interest in the VIE and continue to act as servicer, special servicer or servicing administrator for the loan following its sale. In these instances, similar to the case of our Investing and Servicing Segment described above, we generally consolidate the VIE into which the loans were sold.  During the year ended December 31, 2018, we consolidated two securitization VIEs into which our residential loans were sold, along with two securitization VIEs into which our commercial loans were sold.  In each of these instances, we retained an interest in the VIE. The following table summarizes our loans sold and loans transferred as secured borrowings by the Commercial and Residential Lending Segment net of expenses (amounts in thousands):

					Loan Transfers
	Loan Transfers Accounted for as Sales				Accounted for as Secured
	Commercial		Residential		Borrowings
For the Year Ended December 31,	Face Amount	Proceeds	Face Amount	Proceeds	Face Amount	Proceeds
2018	$840,400	$835,849	$660,865	$683,556	$—	$—
2017	55,470	52,609	—	—	75,000	74,098
2016	386,389	382,881	—	—	—	—

During the year ended December 31, 2018, a net gain of $1.3 million was recognized within change in fair value of mortgage loans held-for-sale, net in our consolidated statement of operations in connection with residential mortgage loan securitizations. During the years ended December 31, 2018, 2017 and 2016, gains (losses) recognized by the Commercial and Residential Lending Segment on sales of commercial loans were not material.

Our securitizations have each been structured as bankruptcy-remote entities whose assets are not intended to be available to the creditors of any other party.

13. Derivatives and Hedging Activity

Risk Management Objective of Using Derivatives

We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, foreign exchange, liquidity and credit risk primarily by managing the amount, sources and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates, credit spreads, and foreign exchange rates. Our derivative financial instruments are used to manage differences in the amount, timing and duration of the known or expected cash receipts and known or expected cash payments principally related to our investments, anticipated level of loan sales, and borrowings.

Designated Hedges

The Company does not generally elect to apply the hedge accounting designation to its hedging instruments.  As of December 31, 2018, the Company did not have any designated hedges. As of December 31, 2017, the Company had two interest rate swaps that had been designated as cash flow hedges of the interest rate risk associated with forecasted interest payments.  As of December 31, 2017, the fair value of our cash flow hedges was not material.  Additionally, during the years ended December 31, 2018, 2017 and 2016 the impact of cash flow hedges on our net income was not material, and we did not recognize any hedge ineffectiveness in earnings associated with these cash flow hedges.

Non‑designated Hedges and Derivatives

Derivatives not designated as hedges are derivatives that do not meet the criteria for hedge accounting under GAAP or which we have not elected to designate as hedges. We do not use these derivatives for speculative purposes but instead they are used to manage our exposure to various risks such as foreign exchange rates, interest rate changes and certain credit spreads. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in gain (loss) on derivative financial instruments in our consolidated statements of operations.

We have entered into the following types of non-designated hedges and derivatives:

•

Foreign exchange (“Fx”) forwards whereby we agree to buy or sell a specified amount of foreign currency for a specified amount of USD at a future date, economically fixing the USD amounts of foreign denominated cash flows we expect to receive or pay related to certain foreign denominated loan investments and properties;

•	Interest rate contracts, which hedge a portion of our exposure to changes in interest rates;
•	Credit index instruments, which hedge a portion of our exposure to the credit risk of our commercial loans held-for-sale;
•

Forward loan purchase commitments whereby we agree to buy a specified amount of residential mortgage loans at a future date for a specified price and the counterparty is contractually obligated to deliver such mortgage loans (see Note 22); and

•

Interest rate swap guarantees whereby we guarantee the interest rate swap obligations of certain Infrastructure Lending borrowers. Our interest rate swap guarantees were assumed in connection with the acquisition of the Infrastructure Lending Segment.

The following table summarizes our non-designated derivatives as of December 31, 2018 (notional amounts in thousands):

Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx contracts – Sell Euros ("EUR")	62	287,666	EUR	January 2019 – October 2022
Fx contracts – Sell Pounds Sterling ("GBP")	147	239,772	GBP	January 2019 – October 2022
Fx contracts – Sell Canadian dollar ("CAD")	16	9,055	CAD	January 2019 – October 2022
Fx contracts – Sell Australian dollar ("AUD")	4	8,122	AUD	January 2019 – October 2019
Interest rate swaps – Paying fixed rates	17	1,027,768	USD	April 2019 – December 2028
Interest rate swaps – Receiving fixed rates	2	970,000	USD	January 2021 – March 2025
Interest rate caps	2	294,000	EUR	May 2020
Interest rate caps	10	127,536	USD	October 2019 – December 2021
Credit index instruments	3	24,000	USD	November 2054 – September 2058
Forward loan purchase commitments	1	150,000	USD	February 2019
Interest rate swap guarantees	10	685,271	USD	March 2019 – June 2025
Interest rate swap guarantees	1	11,091	GBP	December 2024
Interest rate swap guarantees	1	91,374	CAD	June 2045
Total	276

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2018 and 2017 (amounts in thousands):

	Fair Value of Derivatives		Fair Value of Derivatives
	in an Asset Position (1)		in a Liability Position (2)
	as of December 31,		as of December 31,
	2018	2017	2018	2017
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$25	$—	$—
Total derivatives designated as hedging instruments	—	25	—	—
Derivatives not designated as hedging instruments:
Interest rate contracts	30,791	27,234	14,457	2,781
Interest rate swap guarantees	—	—	396	—
Foreign exchange contracts	21,346	6,400	562	33,419
Credit index instruments	554	239	—	—
Total derivatives not designated as hedging instruments	52,691	33,873	15,415	36,200
Total derivatives	$52,691	$33,898	$15,415	$36,200

(1)	Classified as derivative assets in our consolidated balance sheets.

(2)	Classified as derivative liabilities in our consolidated balance sheets.

The tables below present the effect of our derivative financial instruments on the consolidated statements of operations and of comprehensive income for the years ended December 31, 2018, 2017 and 2016 (amounts in thousands):

		Gain (Loss)
	Gain (Loss)	Reclassified	Gain (Loss)
	Recognized	from AOCI	Recognized
Derivatives Designated as Hedging Instruments	in OCI	into Income	in Income	Location of Gain (Loss)
For the Year Ended December 31,	(effective portion)	(effective portion)	(ineffective portion)	Recognized in Income
2018	$8	$33	$—	Interest expense
2017	$54	$3	$—	Interest expense
2016	$(284)	$(323)	$—	Interest expense

		Amount of Gain (Loss)
		Recognized in Income for the
Derivatives Not Designated	Location of Gain (Loss)	Year Ended December 31,
as Hedging Instruments	Recognized in Income	2018	2017	2016
Interest rate contracts	Gain (loss) on derivative financial instruments	$(1,593)	$(5,165)	$21,741
Interest rate swap guarantees	Gain (loss) on derivative financial instruments	(114)	—	—
Foreign exchange contracts	Gain (loss) on derivative financial instruments	36,040	(65,645)	51,818
Credit index instruments	Gain (loss) on derivative financial instruments	270	(1,722)	(2,825)
		$34,603	$(72,532)	$70,734

14. Offsetting Assets and Liabilities

The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210‑20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

				(iv)
				Gross Amounts Not
				Offset in the Statement
		(ii)	(iii) = (i) - (ii)	of Financial Position
		Gross Amounts	Net Amounts		Cash
	(i)	Offset in the	Presented in		Collateral
	Gross Amounts	Statement of	the Statement of	Financial	Received /	(v) = (iii) - (iv)
	Recognized	Financial Position	Financial Position	Instruments	Pledged	Net Amount
As of December 31, 2018
Derivative assets	$52,691	$—	$52,691	$1,408	$—	$51,283
Derivative liabilities	$15,415	$—	$15,415	$1,408	$8,658	$5,349
Repurchase agreements	4,289,750	—	4,289,750	4,289,750	—	—
	$4,305,165	$—	$4,305,165	$4,291,158	$8,658	$5,349
As of December 31, 2017
Derivative assets	$33,898	$—	$33,898	$6,523	$—	$27,375
Derivative liabilities	$36,200	$—	$36,200	$6,523	$15,333	$14,344
Repurchase agreements	3,235,095	—	3,235,095	3,235,095	—	—
	$3,271,295	$—	$3,271,295	$3,241,618	$15,333	$14,344

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

We also hold controlling interests in non-securitization entities that are considered VIEs, most of which were established to facilitate the acquisition of certain properties. SPT Dolphin, the entity which holds the Woodstar II Portfolio, is a VIE because the third party interest holders do not carry kick-out rights or substantive participating rights.  We were deemed to be the primary beneficiary of the VIE because we possess both the power to direct the activities of the VIE that most significantly impact its economic performance and a significant economic interest in the entity.  This VIE had net assets of $695.0 million and liabilities of $443.6 million as of December 31, 2018.  In total, our consolidated non-securitization VIEs had assets of $798.2 million and liabilities of $524.6 million as of December 31, 2018.

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

As of December 31, 2018, three of our collateralized debt obligation (“CDO”) structures were in default or imminent default, which, pursuant to the underlying indentures, changes the rights of the variable interest holders. Upon default of a CDO, the trustee or senior note holders are allowed to exercise certain rights, including liquidation of the collateral, which at that time, is the activity which would most significantly impact the CDO’s economic performance. Further, when the CDO is in default, the collateral administrator no longer has the option to purchase securities from the CDO. In cases where the CDO is in default and we do not have the ability to exercise rights which would most significantly impact the CDO’s economic performance, we do not consolidate the VIE.  As of December 31, 2018, none of these CDO structures were consolidated.

As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of December 31, 2018, our maximum risk of loss related to securitization VIEs in which we were not the primary beneficiary was $41.3 million on a fair value basis.

As of December 31, 2018, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances, excluding the notional value of interest-only securities, of $6.9 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.

We also hold passive non-controlling interests in certain unconsolidated entities that are considered VIEs. We are not the primary beneficiaries of these VIEs as we do not possess the power to direct the activities of the VIEs that most significantly impact their economic performance and therefore report our interests, which totaled $18.3 million as of December 31, 2018, within investment in unconsolidated entities on our consolidated balance sheet.  Our maximum risk of loss is limited to our carrying value of the investments.

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

For the years ended December 31, 2018, 2017 and 2016, approximately $73.2 million, $67.8 million and $61.0 million, respectively, was incurred for base management fees. As of December 31, 2018 and 2017, there were $19.2 million and $17.1 million, respectively, of unpaid base management fees included in related-party payable in our consolidated balance sheets.

Incentive Fee.  Our Manager is entitled to be paid the incentive fee described below with respect to each calendar quarter if (1) our Core Earnings (as defined below) for the previous 12‑month period exceeds an 8% threshold, and (2) our Core Earnings for the 12 most recently completed calendar quarters is greater than zero.

The incentive fee is calculated as follows: an amount, not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) our Core Earnings for the previous 12‑month period, and (ii) the product of (A) the weighted average of the issue price per share of our common stock of all of our public offerings and including issue price per equity security of subsidiaries issued in exchange for properties multiplied by the weighted average number of all shares of common stock outstanding (including any RSUs, any RSAs and other shares of common stock underlying awards granted under our equity incentive plans) and equity securities of subsidiaries issued in exchange for properties in such previous 12‑month period, and (B) 8%, and (2) the sum of any incentive fee paid to our Manager with respect to the first three calendar quarters of such previous 12‑month period. One half of each quarterly installment of the incentive fee is payable in shares of our common stock so long as the ownership of such additional number of shares by our Manager would not violate the 9.8% stock ownership limit set forth in our charter, after giving effect to any waiver from such limit that our board of directors may grant in the future. The remainder of the incentive fee is payable in cash. The number of shares to be issued to our Manager is equal to the dollar amount of the portion of the quarterly installment of the incentive fee payable in shares divided by the average of the closing prices of our common stock on the NYSE for the five trading days prior to the date on which such quarterly installment is paid.

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

For the years ended December 31, 2018, 2017 and 2016, approximately $41.4 million, $42.1 million and $32.8 million, respectively, was incurred for incentive fees. As of December 31, 2018 and 2017, approximately $21.8 million and $22.0 million, respectively, of unpaid incentive fees were included in related‑party payable in our consolidated balance sheets.

Expense Reimbursement.  We are required to reimburse our Manager for operating expenses incurred by our Manager on our behalf. In addition, pursuant to the terms of the Management Agreement, we are required to reimburse our Manager for the cost of legal, tax, consulting, accounting and other similar services rendered for us by our Manager’s personnel provided that such costs are no greater than those that would be payable if the services were provided by an independent third party. The expense reimbursement is not subject to any dollar limitations but is subject to review by our independent directors. For the years ended December 31, 2018, 2017 and 2016, approximately $7.7 million, $6.4 million and $5.6 million, respectively, was incurred for executive compensation and other reimbursable expenses and recognized within general and administrative expenses in our consolidated statements of operations. As of December 31, 2018 and 2017, approximately $3.0 million and $3.3 million, respectively, of unpaid reimbursable executive compensation and other expenses were included in related‑party payable in our consolidated balance sheets.

Equity Awards. In certain instances, we issue RSAs to certain employees of affiliates of our Manager who perform services for us.  During the years ended December 31, 2018, 2017 and 2016, we granted 252,375, 138,264 and 169,104 RSAs, respectively, at grant date fair values of $5.3 million, $3.1 million and $3.3 million, respectively. Expenses related to the vesting of awards to employees of affiliates of our Manager were $2.9 million, $2.7 million and $2.2 million, respectively, for the years ended December 31, 2018, 2017 and 2016 and are reflected in general and administrative expenses in our consolidated statements of operations. These shares generally vest over a three-year period.

Payments to Manager Employees.  During the year ended December 31, 2018, we made a cash payment of $1.3 million directly to an employee of our Manager in connection with the Company’s Infrastructure Lending Segment acquisition which was recognized within general and administrative expenses in our consolidated statements of operations.  No cash payments were made directly to employees of our Manager during the years ended December 31, 2017 and 2016.

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

Manager Equity Plan

In May 2017, the Company’s shareholders approved the Starwood Property Trust, Inc. 2017 Manager Equity Plan (the “2017 Manager Equity Plan”), which replaced the Starwood Property Trust, Inc. Manager Equity Plan (“Manager Equity Plan”).  In April 2018, we granted 775,000 RSUs to our Manager under the 2017 Manager Equity Plan. In March 2017, we granted 1,000,000 RSUs to our Manager under the Manager Equity Plan. In May 2015, we granted 675,000 RSUs to our Manager under the Manager Equity Plan. In connection with these grants and prior similar grants, we recognized share-based compensation expense of $12.6 million, $10.4 million and $21.5 million within management fees in our consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016, respectively. Refer to Note 17 for further discussion of these grants.

Investments in Loans and Securities

In December 2018, the Company co-originated a £62.5 million mezzanine loan for the development of a residential and hotel property located in Central London with SEREF, an affiliate of our Manager. We originated £21.3 million of the loan and SEREF originated £41.2 million. The loan matures in December 2021.

During the year ended December 31, 2018, the Company acquired $135.6 million of loans held-for-sale from a residential mortgage originator in which it holds an equity interest. Also in June 2018, the Company originated a $2.0 million subordinated loan to this residential mortgage originator which carries an 8% fixed interest rate and matures in September 2019. Refer to Note 8 for further discussion.

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

In June 2016, we co-originated a £75.0 million first mortgage for the development of a three-property mixed use portfolio located in Greater London with SEREF, an affiliate of our Manager. We originated £60.0 million of the loan and SEREF originated £15.0 million. In June 2017, we amended the first mortgage to reduce the total commitment to £69.3 million, of which our share was £55.4 million. In October 2018, we amended the first mortgage to increase the total commitment to £77.0 million, of which our share is £61.6 million, and remove one of the properties from the collateral pool. The loan matures in June 2019.

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

In December 2012, we acquired 9,140,000 ordinary shares in SEREF, a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange, for approximately $14.7 million, which equated to approximately 4% ownership of SEREF. As of December 31, 2018, our shares represent an approximate 2% interest in SEREF. Refer to Note 6 for additional details.

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

Investment in Unconsolidated Entities

In October 2014, we committed $150 million for a 33% equity interest in four regional shopping malls (the “Retail Fund”). In August 2017, we funded the remaining $15.5 million capital commitment associated with this investment.  During the years ended December 31, 2018 and 2016, we recognized earnings of $3.7 million and $9.7 million, respectively, from the Retail Fund and received net distributions of $7.2 million during the year ended December 31, 2016. There were no distributions received during the year ended December 31, 2018. During the year ended December 31, 2017, we recognized a loss of $27.7 million from the Retail Fund and received distributions of $2.1 million. The carrying value of the Retail Fund as of December 31, 2018 and 2017 was $114.4 million and $110.7 million, respectively.  The Retail Fund was established for the purpose of acquiring and operating four leading regional shopping malls located in Florida, Michigan, North Carolina and Virginia.  All leasing services and asset management functions for the properties are conducted by an affiliate of our Manager which specializes in redeveloping, managing and repositioning retail real estate assets.  In addition, another affiliate of our Manager serves as general partner of the Retail Fund.  In consideration for its services, the general partner will earn incentive distributions that are payable once we, along with the other limited partners, receive 100% of our capital and a preferred return of 8%.

In April 2013, in connection with our acquisition of LNR, we acquired 50% of a joint venture which owns equity in an online real estate company. An affiliate of ours, Fund IX, owns the remaining 50% of the venture.

Acquisitions from Consolidated CMBS Trusts

Our Investing and Servicing Segment acquires interests in properties for its REIS Equity Portfolio from CMBS trusts, some of which are consolidated as VIEs on our balance sheet.  Acquisitions from consolidated VIEs are reflected as repayment of debt of consolidated VIEs in our consolidated statements of cash flows.  During the years ended December 31, 2018, 2017 and 2016, we acquired $27.7 million, $30.9 million and $136.9 million, respectively, of net real estate assets from consolidated CMBS trusts for a total gross purchase price of $28.0 million, $31.3 million and $128.1 million, respectively, and subsequently issued non-controlling interests of $6.5 million for the year ended December 31, 2016. Refer to Note 3 for further discussion of these acquisitions.  Also during the year ended December 31, 2016, a partnership in which we hold a 50% interest acquired a $28.4 million real estate asset from a CMBS trust for a purchase price of $19.0 million.

Our Investing and Servicing Segment also acquires controlling interests in performing and non-performing commercial mortgage loans from CMBS trusts, some of which are consolidated as VIEs on our balance sheet. Acquisitions from consolidated VIEs are reflected as repayment of debt of consolidated VIEs in our consolidated statements of cash flows.  During the year ended December 31, 2016, we acquired $36.6 million of performing loans from consolidated CMBS trusts. There were no performing loans acquired during the years ended December 31, 2018 and 2017.  During the year ended December 31, 2016, we acquired $8.2 million of non-performing loans from consolidated CMBS trusts. There were no non-performing loans acquired during the years ended December 31, 2018 and 2017.

Other Related-Party Arrangements

During the year ended December 31, 2016, we established a co-investment fund which provides key personnel with the opportunity to invest in certain properties included in our REIS Equity Portfolio.  These personnel include certain of our employees as well as employees of affiliates of our Manager (collectively, “Fund Participants”).  The fund carries an aggregate commitment of $15.0 million and owns a 10% equity interest in certain REIS Equity Portfolio properties acquired subsequent to January 1, 2015.  As of December 31, 2018, Fund Participants have funded $4.9 million of the capital commitment, and it is our current expectation that there will be no additional funding of the commitment.  The capital contributed by Fund Participants is reflected on our consolidated balance sheets as non-controlling interests in consolidated subsidiaries.  In an effort to retain key personnel, the fund provides for disproportionate distributions which allows Fund Participants to earn an incremental 60% on all operating cash flows attributable to their capital account, net of a 5% preferred return to us as general partner of the fund.  Amounts earned by Fund Participants pursuant to this waterfall are reflected within net income attributable to non-controlling interests in our consolidated statements of operations.  During the years ended December 31, 2018, 2017 and 2016, the non-controlling interests related to this fund received cash distributions of $2.0 million, $1.4 million and $0.4 million, respectively.

In November 2018, we engaged Milestone Management (“Milestone”), an affiliate of our Manager, to provide property management services for our Woodstar I Portfolio. Fees paid to Milestone are calculated as a percentage of gross receipts and are at market terms.  During the year ended December 31, 2018, property management fees paid to Milestone were immaterial.

17. Stockholders’ Equity and Non-Controlling Interests

The Company’s authorized capital stock consists of 100,000,000 shares of preferred stock, $0.01 par value per share, and 500,000,000 shares of common stock, $0.01 par value per share.

We issued common stock in public offerings as follows during the years ended December 31, 2018, 2017 and 2016:

	Shares issued	Price	Proceeds
Issuance date	(in thousands)	per share	(in thousands)
12/9/16	20,470	$21.93	$448,825

In May 2014, we established the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”), which provides stockholders with a means of purchasing additional shares of our common stock by reinvesting the cash dividends paid on our common stock and by making additional optional cash purchases.  Shares of our common stock purchased under the DRIP Plan will either be issued directly by the Company or purchased in the open market by the plan administrator.  The Company may issue up to 11.0 million shares of common stock under the DRIP Plan.   During the years ended December 31, 2018, 2017 and 2016, shares issued under the DRIP Plan were not material.

In May 2014, we entered into an amended and restated At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell shares of the Company’s common stock of up to $500.0 million from time to time, through an “at the market” equity offering program. Sales of shares under the ATM Agreement are made by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices. During the years ended December 31, 2018, 2017 and 2016, there were no shares issued under the ATM Agreement.

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

During the year ended December 31, 2018, we repurchased 573,255 shares of common stock for $12.1 million and there were no Convertible Notes repurchases under our repurchase program. During the year ended December 31, 2016, we repurchased $19.4 million aggregate principal amount of our 2017 Notes for $19.9 million.  Also during the year ended December 31, 2016, we repurchased 1,052,889 shares of common stock for $19.7 million under the repurchase program.  There were no Convertible Note or common stock repurchases under the repurchase program during the year ended December 31, 2017. As of December 31, 2018, we had $250.1 million of remaining capacity to repurchase common stock and/or Convertible Notes under the repurchase program.

During the year ended December 31, 2018, we issued 12.4 million shares in connection with the settlement of $263.4 million of our 2019 Notes. Refer to Note 11 for further discussion.

Underwriting and offering costs for the year ended December 31, 2016 were $0.8 million and are reflected as a reduction of additional paid in capital in the consolidated statements of equity. Underwriting and offering costs for the years ended December 31, 2018 and 2017 were not material.

Our board of directors declared the following dividends during the years ended December 31 2018, 2017 and 2016:

Declaration Date	Record Date	Ex-Dividend Date	Payment Date	Amount	Frequency
11/9/18	12/31/18	12/28/18	1/15/19	$0.48	Quarterly
8/8/18	9/28/18	9/27/18	10/15/18	0.48	Quarterly
5/4/18	6/29/18	6/28/18	7/13/18	0.48	Quarterly
2/28/18	3/30/18	3/28/18	4/13/18	0.48	Quarterly
11/8/17	12/29/17	12/28/17	1/12/18	0.48	Quarterly
8/9/17	9/29/17	9/28/17	10/13/17	0.48	Quarterly
5/9/17	6/30/17	6/28/17	7/14/17	0.48	Quarterly
2/23/17	3/31/17	3/29/17	4/14/17	0.48	Quarterly
11/2/16	12/30/16	12/28/16	1/13/17	0.48	Quarterly
8/4/16	9/30/16	9/28/16	10/17/16	0.48	Quarterly
5/9/16	6/30/16	6/28/16	7/15/16	0.48	Quarterly
2/25/16	3/31/16	3/29/16	4/15/16	0.48	Quarterly

Equity Incentive Plans

In May 2017, the Company’s shareholders approved the 2017 Manager Equity Plan and the Starwood Property Trust, Inc. 2017 Equity Plan (the “2017 Equity Plan”), which allow for the issuance of up to 11,000,000 stock options, stock appreciation rights, RSAs, RSUs or other equity-based awards or any combination thereof to the Manager, directors, employees, consultants or any other party providing services to the Company. The 2017 Manager Equity Plan succeeds and replaces the Manager Equity Plan and the 2017 Equity Plan succeeds and replaces the Starwood Property Trust, Inc. Equity Plan (the “Equity Plan”) and the Starwood Property Trust, Inc. Non-Executive Director Stock Plan (the “Non-Executive Director Stock Plan”). As of December 31, 2018, 9,193,843 share awards were available to be issued under either the 2017 Manager Equity Plan or the 2017 Equity Plan, determined on a combined basis.

To date, we have only granted RSAs and RSUs under the equity incentive plans. The holders of awards of RSAs or RSUs are entitled to receive dividends or “distribution equivalents” beginning on either the award’s grant date or vest date, depending on the terms of the award.

The table below summarizes our share awards granted or vested under the Manager Equity Plan and the 2017 Manager Equity Plan during the years ended December 31, 2018, 2017 and 2016 (dollar amounts in thousands):

Grant Date	Type	Amount Granted	Grant Date Fair Value	Vesting Period
April 2018	RSU	775,000	$16,329	3 years
March 2017	RSU	1,000,000	22,240	3 years
May 2015	RSU	675,000	16,511	3 years
January 2014	RSU	489,281	14,776	3 years
January 2014	RSU	2,000,000	55,420	3 years

During the years ended December 31, 2018, 2017 and 2016, we granted 851,170, 742,516 and 389,237 RSAs, respectively, under the Equity Plan and the 2017 Equity Plan to a select group of eligible participants which includes our employees, directors and employees of our Manager who perform services for us. We also granted 47,463 RSUs during the year ended December 31, 2016. The awards were granted based on the market price of the Company’s common stock on the respective grant date and generally vest over a three-year period. Expenses related to the vesting of these awards are reflected in general and administrative expenses in our consolidated statements of operations. No RSUs were granted during the years ended December 31, 2018 and 2017.

The following shares of common stock were issued, without restriction, to our Manager as part of the incentive compensation due under the Management Agreement during the years ended December 31, 2018, 2017 and 2016:

Timing of Issuance	Shares of Common Stock Issued	Price per share
November 2018	98,026	$21.94
August 2018	131,179	21.67
May 2018	224,071	21.49
March 2018	545,641	20.13
November 2017	239,757	21.64
August 2017	98,061	22.10
May 2017	123,478	21.83
February 2017	418,016	22.84
November 2016	144,093	22.06
August 2016	65,211	21.99
May 2016	117,083	19.64
March 2016	606,166	18.02

The following table summarizes our share‑based compensation expenses during the years ended December 31, 2018, 2017 and 2016 (in thousands):

	For the year ended December 31,
	2018	2017	2016
Management fees:
Manager incentive fee	$20,700	$21,072	$16,423
2017 Manager Equity Plan (1)	12,573	10,423	21,484
	33,273	31,495	37,907
General and administrative:
2017 Equity Plan (1)	10,185	7,728	11,163
	10,185	7,728	11,163
Total share-based compensation expense (2)	$43,458	$39,223	$49,070

(1)

Share-based compensation expense relating to the Manager Equity Plan is reflected within the 2017 Manager Equity Plan. Share-based compensation expense relating to the Non-Executive Director Stock Plan and the Equity Plan are reflected within the 2017 Equity Plan.

(2)	The income tax benefit associated with the share-based compensation expense for the year ended December 31, 2018 was $1.3 million.

Schedule of Non‑Vested Shares and Share Equivalents (1)

		2017		Weighted Average
	2017	Manager		Grant Date Fair
	Equity Plan	Equity Plan	Total	Value (per share)
Balance as of January 1, 2018	885,138	806,251	1,691,389	$21.95
Granted	851,170	775,000	1,626,170	21.20
Vested	(287,341)	(583,331)	(870,672)	21.77
Forfeited	(12,522)	—	(12,522)	21.44
Balance as of December 31, 2018	1,436,445	997,920	2,434,365	21.52

(1)

Equity-based award activity for awards granted under the Equity Plan and Non-Executive Director Stock Plan is reflected within the 2017 Equity Plan column, and for awards granted under the Manager Equity Plan, within the 2017 Manager Equity Plan column.

The weighted average grant date fair value per share of grants during the years ended December 31, 2018, 2017 and 2016 was $21.20, $22.20 and $19.13, respectively.

Vesting Schedule

		2017 Manager
	2017 Equity Plan	Equity Plan	Total
2019	501,944	591,667	1,093,611
2020	626,159	341,669	967,828
2021	293,133	64,584	357,717
2022	15,209	—	15,209
Total	1,436,445	997,920	2,434,365

As of December 31, 2018, there was approximately $41.0 million of total unrecognized compensation costs related to unvested share‑based compensation arrangements which are expected to be recognized over a weighted average period of 2.0 years. The total fair value of shares vested during the years ended December 31, 2018, 2017 and 2016 were $18.3 million, $18.3 million and $30.2 million, respectively, as of the respective vesting dates.

Non-Controlling Interests in Consolidated Subsidiaries

As discussed in Note 3, in connection with our Woodstar II Portfolio acquisitions, we issued 10.2 million Class A Units in SPT Dolphin and rights to receive an additional 1.9 million Class A Units if certain contingent events occur. In November 2018, we issued 1.7 million of the total 1.9 million contingent Class A Units to the Contributors. The Class A Units are redeemable for consideration equal to the current share price of the Company’s common stock on a one-for-one basis, with the consideration paid in either cash or the Company’s common stock, at the determination of the Company.  No Class A Units were redeemed through December 31, 2018.  In consolidation, the issued Class A Units are reflected as non-controlling interests in consolidated subsidiaries on our consolidated balance sheets.

To the extent SPT Dolphin has sufficient cash available, the Class A Units earn a preferred return indexed to the dividend rate of the Company’s common stock.  Any distributions made pursuant to this waterfall are recognized within net income attributable to non-controlling interests in our consolidated statements of operations. During the year ended December 31, 2018, we recognized net income attributable to non-controlling interests of $17.6 million associated with these Class A Units. Amounts attributable to the Class A Unitholders were not significant for the year ended December 31, 2017.

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

18. Earnings per Share

The following table provides a reconciliation of net income and the number of shares of common stock used in the computation of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Year Ended December 31,
	2018	2017	2016
Basic Earnings
Income attributable to STWD common stockholders	$385,830	$400,770	$365,186
Less: Income attributable to participating shares not already deducted as non-controlling interests	(3,592)	(3,183)	(2,053)
Basic earnings	$382,238	$397,587	$363,133

Diluted Earnings
Income attributable to STWD common stockholders	$385,830	$400,770	$365,186
Less: Income attributable to participating shares not already deducted as non-controlling interests	(3,592)	(3,183)	(2,053)
Add: Interest expense on Convertible Notes (1)	25,148	—	—
Add: Loss on extinguishment of Convertible Notes (1)	2,099	—	—
Diluted earnings	$409,485	$397,587	$363,133

Number of Shares:
Basic — Average shares outstanding	265,279	259,620	238,529
Effect of dilutive securities — Convertible Notes (1)	22,659	1,899	2,697
Effect of dilutive securities — Contingently issuable shares	546	508	473
Effect of dilutive securities — Unvested non-participating shares	—	52	95
Diluted — Average shares outstanding	288,484	262,079	241,794

Earnings Per Share Attributable to STWD Common Stockholders:
Basic	$1.44	$1.53	$1.52
Diluted	$1.42	$1.52	$1.50

(1)

Prior to June 30, 2018, the Company had asserted its intent and ability to settle the principal amount of the Convertible Notes in cash.  Accordingly, under GAAP, the dilutive effect to EPS for the prior years was determined using the treasury stock method by dividing only the “conversion spread value” of the “in-the-money” Convertible Notes by the Company’s average share price and including the resulting share amount in the diluted EPS denominator.  The conversion value of the principal amount of the Convertible Notes was not included.  Effective June 30, 2018, the Company no longer asserts its intent to fully settle the principal amount of the Convertible Notes in cash upon conversion.  Accordingly, under GAAP, the dilutive effect to EPS for the current year is determined using the “if-converted” method whereby interest expense or any loss on extinguishment of our Convertible Notes is added back to the diluted EPS numerator and the full number of potential shares contingently issuable upon their conversion is included in the diluted EPS denominator, if dilutive. Refer to Note 11 for further discussion.

As of December 31, 2018, 2017 and 2016, participating shares of 13.8 million, 4.2 million and 0.6 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above. Such participating shares at December 31, 2018 include 11.9 million potential shares of our common stock issuable upon redemption of the Class A Units in SPT Dolphin, as discussed in Note 17.

19. Accumulated Other Comprehensive Income

The changes in AOCI by component are as follows (amounts in thousands):

		Cumulative
		Unrealized Gain
	Effective Portion of	(Loss) on	Foreign
	Cumulative Loss on	Available-for-	Currency
	Cash Flow Hedges	Sale Securities	Translation	Total
Balance at January 1, 2016	$(65)	$37,307	$(7,513)	$29,729
OCI before reclassifications	(284)	7,622	(10,040)	(2,702)
Amounts reclassified from AOCI	323	—	8,788	9,111
Net period OCI	39	7,622	(1,252)	6,409
Balance at December 31, 2016	(26)	44,929	(8,765)	36,138
OCI before reclassifications	54	13,055	20,775	33,884
Amounts reclassified from AOCI	(3)	(95)	—	(98)
Net period OCI	51	12,960	20,775	33,786
Balance at December 31, 2017	25	57,889	12,010	69,924
OCI before reclassifications	8	(1,390)	(6,865)	(8,247)
Amounts reclassified from AOCI	(33)	(2,984)	—	(3,017)
Net period OCI	(25)	(4,374)	(6,865)	(11,264)
Balance at December 31, 2018	$—	$53,515	$5,145	$58,660

The reclassifications out of AOCI impacted the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016 as follows (amounts in thousands):

	Amounts Reclassified from
	AOCI during the Year			Affected Line Item
	Ended December 31,			in the Statements
Details about AOCI Components	2018	2017	2016	of Operations
Gain (loss) on cash flow hedges:
Interest rate contracts	$33	$3	$(323)	Interest expense
Unrealized gains (losses) on available-for-sale securities:
Interest realized upon collection	46	95	—	Interest income from investment securities
Net realized gain on sale of investment	2,938	—	—	Gain on sale of investments and other assets, net
Total	2,984	95
Foreign currency translation:
Foreign currency loss from European servicing and advisory business divestiture	—	—	(8,788)	Gain on sale of investments and other assets, net
Total reclassifications for the period	$3,017	$98	$(9,111)

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2018 and 2017, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not as significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.

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

Loans held-for-investment and debt investment securities held-to-maturity

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

Loans held‑for‑investment, loans held-for-sale and loans transferred as secured borrowings

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

HTM debt securities

We estimate the fair value of our mandatorily redeemable preferred equity interests in commercial real estate companies using the same methodology described for our loans held‑for‑investment. We estimate the fair value of our HTM CMBS using the same methodology described for our CMBS carried at fair value on a recurring basis.

Secured financing agreements, unsecured senior notes not convertible and secured borrowings on transferred loans

The fair value of the secured financing agreements, unsecured senior notes not convertible and secured borrowings on transferred loans are determined by discounting the contractual cash flows at the interest rate we estimate such arrangements would bear if executed in the current market. We have determined that our valuation of these instruments should be classified in Level III of the fair value hierarchy.

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

Fair Value Disclosures

The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the consolidated balance sheets by their level in the fair value hierarchy as of December 31, 2018 and 2017 (amounts in thousands):

	December 31, 2018
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$671,282	$—	$—	$671,282
RMBS	209,079	—	—	209,079
CMBS	41,347	—	16,119	25,228
Equity security	11,893	11,893	—	—
Domestic servicing rights	20,557	—	—	20,557
Derivative assets	52,691	—	52,691	—
VIE assets	53,446,364	—	—	53,446,364
Total	$54,453,213	$11,893	$68,810	$54,372,510
Financial Liabilities:
Derivative liabilities	$15,415	$—	$15,415	$—
VIE liabilities	52,195,042	—	50,753,596	1,441,446
Total	$52,210,457	$—	$50,769,011	$1,441,446

	December 31, 2017
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$745,743	$—	$—	$745,743
RMBS	247,021	—	—	247,021
CMBS	24,191	—	—	24,191
Equity security	13,523	13,523	—	—
Domestic servicing rights	30,759	—	—	30,759
Derivative assets	33,898	—	33,898	—
VIE assets	51,045,874	—	—	51,045,874
Total	$52,141,009	$13,523	$33,898	$52,093,588
Financial Liabilities:
Derivative liabilities	$36,200	$—	$36,200	$—
VIE liabilities	50,000,010	—	47,811,073	2,188,937
Total	$50,036,210	$—	$47,847,273	$2,188,937

The changes in financial assets and liabilities classified as Level III are as follows for the years ended December 31, 2018 and 2017 (amounts in thousands):

				Domestic
	Loans			Servicing		VIE
	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
January 1, 2017 balance	$63,279	253,915	31,546	55,082	67,123,261	(2,585,369)	$64,941,714
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	66,987	—	(3,986)	(24,323)	(17,522,632)	889,008	(16,594,946)
OTTI	—	(109)	—	—	—	—	(109)
Net accretion	—	13,457	—	—	—	—	13,457
Included in OCI	—	12,960	—	—	—	—	12,960
Purchases / Originations	2,265,552	7,433	11,798	—	—	—	2,284,783
Sales	(1,582,050)	—	(11,579)	—	—	—	(1,593,629)
Issuances	—	—	—	—	—	(25,605)	(25,605)
Cash repayments / receipts	(68,025)	(40,635)	(9,239)	—	—	(40,544)	(158,443)
Transfers into Level III	—	—	—	—	—	(629,293)	(629,293)
Transfers out of Level III	—	—	—	—	—	303,295	303,295
Consolidation of VIEs	—	—	—	—	3,925,370	(195,913)	3,729,457
Deconsolidation of VIEs	—	—	5,651	—	(2,480,125)	95,484	(2,378,990)
December 31, 2017 balance	745,743	247,021	24,191	30,759	51,045,874	(2,188,937)	49,904,651
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	40,217	3,527	2,568	(10,202)	(5,835,225)	1,022,887	(4,776,228)
Net accretion	—	10,932	—	—	—	—	10,932
Included in OCI	—	(4,374)	—	—	—	—	(4,374)
Purchases / Originations	2,276,788	—	3,621	—	—	—	2,280,409
Sales	(2,051,634)	(13,264)	(3,163)	—	—	—	(2,068,061)
Issuances	—	—	—	—	—	(102,474)	(102,474)
Cash repayments / receipts	(144,322)	(34,763)	(23,520)	—	—	(89,747)	(292,352)
Transfers into Level III	—	—	16,845	—	—	(1,043,920)	(1,027,075)
Transfers out of Level III	(195,510)	—	—	—	—	922,985	727,475
Consolidation of VIEs	—	—	—	—	9,885,200	(212,257)	9,672,943
Deconsolidation of VIEs	—	—	4,686	—	(1,649,485)	250,017	(1,394,782)
December 31, 2018 balance	$671,282	$209,079	$25,228	$20,557	$53,446,364	$(1,441,446)	$52,931,064
Amount of total gains (losses) included in earnings attributable to assets still held at:
December 31, 2017	$3,506	13,241	1,711	(24,323)	(17,522,632)	889,008	$(16,639,489)
December 31, 2018	(3,753)	10,398	(352)	(10,202)	(5,835,225)	1,022,887	(4,816,247)

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

The following table presents the fair values, all of which are classified in Level III of the fair value hierarchy, of our financial instruments not carried at fair value on the consolidated balance sheets (amounts in thousands):

	December 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets not carried at fair value:
Loans held-for-investment, loans held-for-sale and loans transferred as secured borrowings	$9,122,972	$9,178,709	$6,636,898	$6,729,302
HTM debt securities	644,149	643,948	433,468	428,338
Financial liabilities not carried at fair value:
Secured financing agreements and secured borrowings on transferred loans	$8,757,804	$8,662,548	$5,847,241	$5,810,998
Unsecured senior notes	1,998,831	1,945,160	2,125,235	2,191,285

The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Carrying Value at	Valuation	Unobservable	Range as of (1)
	December 31, 2018	Technique	Input	December 31, 2018	December 31, 2017
Loans held-for-sale, fair value option	$671,282	Discounted cash flow	Yield (b)	4.6% - 6.1%	4.3% - 6.0%
			Duration (c)	2.5 - 14.4 years	1.8 - 12.1 years
RMBS	209,079	Discounted cash flow	Constant prepayment rate (a)	3.2% - 25.2%	2.5% - 21.4%
			Constant default rate (b)	1.1% - 5.5%	0.9% - 5.8%
			Loss severity (b)	0% - 73% (e)	14% - 75% (e)
			Delinquency rate (c)	4% - 31%	4% - 33%
			Servicer advances (a)	21% - 83%	20% - 83%
			Annual coupon deterioration (b)	0% - 1.4%	0% - 0.8%
			Putback amount per projected total collateral loss (d)	0% - 7%	0% - 7%
CMBS	25,228	Discounted cash flow	Yield (b)	0% - 473.5%	0% - 168.5%
			Duration (c)	0 - 9.7 years	0 - 9.7 years
Domestic servicing rights	20,557	Discounted cash flow	Debt yield (a)	7.75%	7.75%
			Discount rate (b)	15%	15%
			Control migration (b)	0% - 80%	0% - 80%
VIE assets	53,446,364	Discounted cash flow	Yield (b)	0% - 290.9%	0% - 826.6%
			Duration (c)	0 - 20.4 years	0 - 14.0 years
VIE liabilities	(1,441,446)	Discounted cash flow	Yield (b)	0% - 290.9%	0% - 826.6%
			Duration (c)	0 - 13.7 years	0 - 14.0 years

(1)	The ranges of significant unobservable inputs are represented in percentages and years.

Sensitivity of the Fair Value to Changes in the Unobservable Inputs

(a)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
(b)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.
(c)

Significant increase (decrease) in the unobservable input in isolation would result in either a significantly lower or higher (higher or lower) fair value measurement depending on the structural features of the security in question.

(d)	Any delay in the putback recovery date leads to a decrease in fair value for the majority of securities in our RMBS portfolio.
(e)	55% and 81% of the portfolio falls within a range of 45% ‑ 80% as of December 31, 2018 and 2017, respectively.

21. Income Taxes

Certain of our domestic subsidiaries have elected to be treated as taxable REIT subsidiaries (“TRSs”). TRSs permit us to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, we will continue to maintain our qualification as a REIT.

Our TRSs engage in various real estate related operations, including special servicing of commercial real estate, originating and securitizing commercial mortgage loans, and investing in entities which engage in real estate-related operations.  As of December 31, 2018 and 2017, approximately $553.5 million and $673.1 million, respectively, of assets were owned by TRS entities. Our TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.

Our income tax provision consisted of the following for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	For the year ended December 31,
	2018	2017	2016
Current
Federal	$10,508	$17,495	$8,878
State	3,010	3,115	2,192
Foreign	293	8	938
Total current	13,811	20,618	12,008
Deferred
Federal	1,189	10,815	(2,655)
State	330	89	(562)
Foreign	—	—	(447)
Total deferred	1,519	10,904	(3,664)
Total income tax provision	$15,330	$31,522	$8,344

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted which, amongst other corporate and individual tax law changes, lowered the corporate tax rate effective January 1, 2018.  The Act reduced our Federal statutory rate from 35% to 21% effective January 1, 2018.  As a result of this tax rate change, we remeasured our deferred tax assets, which resulted in a $10.4 million write-off of a portion of these assets.  This charge was recognized within income tax provision in our consolidated statement of operations for the year ended December 31, 2017.

Deferred income taxes in our U.S. tax jurisdiction reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the tax effects of temporary differences on net deferred tax assets which are classified in other assets in our consolidated balance sheets (in thousands):

	December 31,
	2018	2017
Deferred tax asset, net
Reserves and accruals	$5,161	$3,845
Domestic intangible assets	14,022	17,196
Investment securities and loans	—	(161)
Investment in unconsolidated entities	(1,842)	(2,005)
Deferred income	134	294
Other U.S. temporary differences	702	526
Net deferred tax assets	$18,177	$19,695

Unrecognized tax benefits were not material as of and during the years ended December 31, 2018 and 2017. The Company’s tax returns are no longer subject to audit for years ended prior to January 1, 2015. The Company had pre-tax income from foreign operations of $1.4 million and $14.1 million during the years ended December 31, 2018 and 2016, respectively.  The Company had pre-tax loss from foreign operations of $26.6 million during the year ended December 31, 2017.

The following table is a reconciliation of our U.S. federal income tax determined using our statutory federal tax rate to our reported income tax provision for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	For the Year Ended December 31,
	2018		2017		2016
Federal statutory tax rate	$89,571	21.0%	$155,501	35.0%	$131,598	35.0%
REIT and other non-taxable income	(77,972)	(18.3)%	(135,830)	(30.6)%	(123,209)	(32.7)%
State income taxes	3,038	0.7%	3,091	0.7%	1,634	0.4%
Federal benefit of state tax deduction	(638)	(0.1)%	(1,082)	(0.2)%	(572)	(0.2)%
Valuation allowance	—	—%	—	—%	(2,966)	(0.8)%
Changes in tax law	—	—%	10,365	2.3%	—	—%
Other	1,331	0.3%	(523)	(0.1)%	1,859	0.5%
Effective tax rate	$15,330	3.6%	$31,522	7.1%	$8,344	2.2%

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

There were no changes in valuation allowance during the year ended December 31, 2018.  The changes in the valuation allowance associated with our deferred tax assets are as follows for the years ended December 31, 2017, and 2016 (amounts in thousands):

	2017	2016
January 1 balance	$5,533	$10,573
Releases to income tax provision	(5,533)	(2,966)
Provision to return adjustments to deferred tax amounts	—	—
Foreign currency adjustments reflected in OCI	—	(417)
Release due to European servicing and advisory business divestiture	—	(1,585)
Other	—	(72)
December 31 balance	$—	$5,533

22. Commitments and Contingencies

As of December 31, 2018, our Commercial and Residential Lending Segment had future commercial loan funding commitments totaling $2.2 billion, of which we expect to fund $2.0 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Additionally, as of December 31, 2018, our Commercial and Residential Lending Segment had outstanding residential mortgage loan purchase commitments of $150.0 million under an agreement to purchase up to $600.0 million of residential mortgage loans that meet our investment criteria from a third party residential mortgage originator.

As of December 31, 2018, our Infrastructure Lending Segment had future infrastructure loan funding commitments totaling $409.7 million, including $240.5 million under revolvers and LCs, and $169.2 million under delayed draw term loans.  As of December 31, 2018, $25.5 million of revolvers and LCs were outstanding.

In connection with the Infrastructure Lending Segment acquisition, we assumed guarantees of certain borrowers’ performance under existing interest rate swaps.  As of December 31, 2018, we had 12 outstanding guarantees on interest rate swaps maturing between March 2019 and June 2045. Refer to Note 13 for further discussion.

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

Future minimum rental payments for our corporate offices, sublease income from space subleased to other parties within our corporate offices and future minimum rental payments for ground leases of investment properties for each of the next five years and thereafter are as follows (in thousands):

	Corporate	Sublease	Ground
	Rents	Income	Leases
2019	$6,385	$1,819	$318
2020	5,678	1,660	319
2021	2,819	834	323
2022	39	—	324
2023	—	—	326
Thereafter	—	—	11,576
Total	$14,921	$4,313	$13,186

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

Effective September 30, 2018, we refer to our former Lending Segment as the Commercial and Residential Lending Segment.  We also established a new business segment, the Infrastructure Lending Segment, which we acquired on September 19, 2018 and October 15, 2018.  Refer to Note 3 for further discussion of the Infrastructure Lending Segment acquisition.

The table below presents our results of operations for the year ended December 31, 2018 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$576,564	$28,995	$—	$14,984	$—	$620,543	$—	$620,543
Interest income from investment securities	50,063	1,095	—	127,100	—	178,258	(121,419)	56,839
Servicing fees	421	—	—	103,866	—	104,287	(25,521)	78,766
Rental income	—	—	292,453	57,231	—	349,684	—	349,684
Other revenues	902	619	444	1,299	360	3,624	(176)	3,448
Total revenues	627,950	30,709	292,897	304,480	360	1,256,396	(147,116)	1,109,280
Costs and expenses:
Management fees	1,838	—	—	72	127,133	129,043	412	129,455
Interest expense	160,769	20,949	75,192	27,459	124,805	409,174	(986)	408,188
General and administrative	26,324	5,631	7,113	84,978	11,747	135,793	339	136,132
Acquisition and investment pursuit costs	2,490	6,806	(46)	(663)	—	8,587	—	8,587
Costs of rental operations	—	—	99,632	27,436	—	127,068	—	127,068
Depreciation and amortization	76	—	110,684	21,889	—	132,649	—	132,649
Loan loss allowance, net	34,821	—	—	—	—	34,821	—	34,821
Other expense	307	—	(27)	452	—	732	—	732
Total costs and expenses	226,625	33,386	292,548	161,623	263,685	977,867	(235)	977,632
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	165,892	165,892
Change in fair value of servicing rights	—	—	—	(14,373)	—	(14,373)	4,171	(10,202)
Change in fair value of investment securities, net	(2,765)	—	—	33,229	—	30,464	(20,119)	10,345
Change in fair value of mortgage loans held-for-sale, net	(6,851)	—	—	47,373	—	40,522	—	40,522
Earnings from unconsolidated entities	5,063	—	3,658	3,809	—	12,530	(1,990)	10,540
Gain on sale of investments and other assets, net	4,019	—	28,468	26,557	—	59,044	—	59,044
Gain (loss) on derivative financial instruments, net	17,654	1,821	22,756	(298)	(7,330)	34,603	—	34,603
Foreign currency loss, net	(7,816)	(1,425)	(2)	(2)	—	(9,245)	—	(9,245)
Loss on extinguishment of debt	(730)	—	(2,661)	(318)	(2,099)	(5,808)	—	(5,808)
Other income (loss), net	43	—	508	(1,363)	—	(812)	—	(812)
Total other income (loss)	8,617	396	52,727	94,614	(9,429)	146,925	147,954	294,879
Income (loss) before income taxes	409,942	(2,281)	53,076	237,471	(272,754)	425,454	1,073	426,527
Income tax provision	(2,801)	(292)	(7,549)	(4,688)	—	(15,330)	—	(15,330)
Net income (loss)	407,141	(2,573)	45,527	232,783	(272,754)	410,124	1,073	411,197
Net income attributable to non-controlling interests	(1,451)	—	(17,623)	(5,220)	—	(24,294)	(1,073)	(25,367)
Net income (loss) attributable to Starwood Property Trust, Inc.	$405,690	$(2,573)	$27,904	$227,563	$(272,754)	$385,830	$—	$385,830

The table below presents our results of operations for the year ended December 31, 2017 by business segment (amounts in thousands):

	Commercial and
	Residential		Investing
	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$499,806	$—	$14,008	$—	$513,814	$—	$513,814
Interest income from investment securities	46,710	—	134,743	—	181,453	(128,640)	52,813
Servicing fees	711	—	111,158	—	111,869	(50,423)	61,446
Rental income	—	198,466	50,534	—	249,000	—	249,000
Other revenues	686	645	1,794	—	3,125	(310)	2,815
Total revenues	547,913	199,111	312,237	—	1,059,261	(179,373)	879,888
Costs and expenses:
Management fees	1,933	—	72	120,387	122,392	307	122,699
Interest expense	107,167	46,552	19,840	123,201	296,760	(1,094)	295,666
General and administrative	19,981	4,734	94,625	9,911	129,251	336	129,587
Acquisition and investment pursuit costs	3,240	375	(143)	—	3,472	—	3,472
Costs of rental operations	—	72,208	22,050	—	94,258	—	94,258
Depreciation and amortization	66	73,538	19,999	—	93,603	—	93,603
Loan loss allowance, net	(5,458)	—	—	—	(5,458)	—	(5,458)
Other expense	149	110	1,163	—	1,422	—	1,422
Total costs and expenses	127,078	197,517	157,606	253,499	735,700	(451)	735,249
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	252,434	252,434
Change in fair value of servicing rights	—	—	(30,315)	—	(30,315)	5,992	(24,323)
Change in fair value of investment securities, net	175	—	54,333	—	54,508	(58,319)	(3,811)
Change in fair value of mortgage loans held-for-sale, net	2,324	—	64,663	—	66,987	—	66,987
Earnings (loss) from unconsolidated entities	3,365	(27,685)	68,192	—	43,872	(13,367)	30,505
(Loss) gain on sale of investments and other assets, net	(59)	77	20,481	—	20,499	—	20,499
Loss on derivative financial instruments, net	(35,262)	(32,333)	(2,497)	(2,440)	(72,532)	—	(72,532)
Foreign currency gain, net	33,651	14	6	—	33,671	—	33,671
OTTI	(109)	—	—	—	(109)	—	(109)
Loss on extinguishment of debt	—	—	—	(5,915)	(5,915)	—	(5,915)
Other income, net	—	7	1,105	1,745	2,857	(613)	2,244
Total other income (loss)	4,085	(59,920)	175,968	(6,610)	113,523	186,127	299,650
Income (loss) before income taxes	424,920	(58,326)	330,599	(260,109)	437,084	7,205	444,289
Income tax provision	(143)	(249)	(31,130)	—	(31,522)	—	(31,522)
Net income (loss)	424,777	(58,575)	299,469	(260,109)	405,562	7,205	412,767
Net income attributable to non-controlling interests	(1,419)	—	(3,373)	—	(4,792)	(7,205)	(11,997)
Net income (loss) attributable to Starwood Property Trust, Inc.	$423,358	$(58,575)	$296,096	$(260,109)	$400,770	$—	$400,770

The table below presents our results of operations for the year ended December 31, 2016 by business segment (amounts in thousands):

	Commercial and
	Residential		Investing
	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$449,470	$—	$17,725	$—	$467,195	$—	$467,195
Interest income from investment securities	47,241	—	146,692	—	193,933	(123,085)	70,848
Servicing fees	782	—	144,941	—	145,723	(56,767)	88,956
Rental income	—	114,537	38,223	—	152,760	—	152,760
Other revenues	242	62	5,255	—	5,559	(651)	4,908
Total revenues	497,735	114,599	352,836	—	965,170	(180,503)	784,667
Costs and expenses:
Management fees	1,829	—	78	115,348	117,255	196	117,451
Interest expense	88,000	22,009	15,983	105,267	231,259	(460)	230,799
General and administrative	18,517	3,338	121,140	9,243	152,238	703	152,941
Acquisition and investment pursuit costs	1,665	7,886	2,520	1,391	13,462	—	13,462
Costs of rental operations	—	47,463	17,638	—	65,101	—	65,101
Depreciation and amortization	—	50,669	16,117	—	66,786	—	66,786
Loan loss allowance, net	3,759	—	—	—	3,759	—	3,759
Other expense	—	513	315	—	828	—	828
Total costs and expenses	113,770	131,878	173,791	231,249	650,688	439	651,127
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	151,593	151,593
Change in fair value of servicing rights	—	—	(43,258)	—	(43,258)	(3,891)	(47,149)
Change in fair value of investment securities, net	20	—	(44,094)	—	(44,074)	42,673	(1,401)
Change in fair value of mortgage loans held-for-sale, net	—	—	74,251	—	74,251	—	74,251
Earnings from unconsolidated entities	3,447	9,736	8,937	—	22,120	(397)	21,723
Gain on sale of investments and other assets, net	1,716	—	226	—	1,942	—	1,942
Gain (loss) on derivative financial instruments, net	41,576	33,476	(4,318)	—	70,734	—	70,734
Foreign currency (loss) gain, net	(37,595)	(38)	3,661	5	(33,967)	—	(33,967)
Loss on extinguishment of debt	—	—	—	(8,781)	(8,781)	—	(8,781)
Other income, net	—	9,102	8,959	4,271	22,332	(8,822)	13,510
Total other income (loss)	9,164	52,276	4,364	(4,505)	61,299	181,156	242,455
Income (loss) before income taxes	393,129	34,997	183,409	(235,754)	375,781	214	375,995
Income tax benefit (provision)	1,610	—	(9,954)	—	(8,344)	—	(8,344)
Net income (loss)	394,739	34,997	173,455	(235,754)	367,437	214	367,651
Net income attributable to non-controlling interests	(1,398)	—	(853)	—	(2,251)	(214)	(2,465)
Net income (loss) attributable to Starwood Property Trust, Inc.	$393,341	$34,997	$172,602	$(235,754)	$365,186	$—	$365,186

The table below presents our consolidated balance sheet as of December 31, 2018 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$14,385	$13	$27,408	$31,449	$164,015	$237,270	$2,554	$239,824
Restricted cash	28,324	175,659	25,144	11,679	7,235	248,041	—	248,041
Loans held-for-investment, net	7,072,220	1,456,779	—	3,357	—	8,532,356	—	8,532,356
Loans held-for-sale	670,155	469,775	—	47,622	—	1,187,552	—	1,187,552
Loans transferred as secured borrowings	74,346	—	—	—	—	74,346	—	74,346
Investment securities	1,050,920	60,768	—	998,820	—	2,110,508	(1,204,040)	906,468
Properties, net	—	—	2,512,847	272,043	—	2,784,890	—	2,784,890
Intangible assets	—	—	90,889	78,219	—	169,108	(24,075)	145,033
Investment in unconsolidated entities	35,274	—	114,362	44,129	—	193,765	(22,000)	171,765
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Derivative assets	18,174	1,066	32,733	718	—	52,691	—	52,691
Accrued interest receivable	39,862	6,982	359	616	13,177	60,996	(641)	60,355
Other assets	13,958	20,472	67,098	49,363	2,057	152,948	(26)	152,922
VIE assets, at fair value	—	—	—	—	—	—	53,446,364	53,446,364
Total Assets	$9,017,618	$2,310,923	$2,870,840	$1,678,452	$186,484	$16,064,317	$52,198,136	$68,262,453
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$26,508	$26,476	$67,415	$75,655	$21,467	$217,521	$142	$217,663
Related-party payable	—	—	—	53	43,990	44,043	—	44,043
Dividends payable	—	—	—	—	133,466	133,466	—	133,466
Derivative liabilities	1,290	477	37	1,423	12,188	15,415	—	15,415
Secured financing agreements, net	4,405,599	1,524,551	1,884,187	585,258	297,920	8,697,515	(13,950)	8,683,565
Unsecured senior notes, net	—	—	—	—	1,998,831	1,998,831	—	1,998,831
Secured borrowings on transferred loans, net	74,239	—	—	—	—	74,239	—	74,239
VIE liabilities, at fair value	—	—	—	—	—	—	52,195,042	52,195,042
Total Liabilities	4,507,636	1,551,504	1,951,639	662,389	2,507,862	11,181,030	52,181,234	63,362,264
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	2,808	2,808	—	2,808
Additional paid-in capital	1,430,503	761,992	645,561	87,779	2,069,321	4,995,156	—	4,995,156
Treasury stock	—	—	—	—	(104,194)	(104,194)	—	(104,194)
Accumulated other comprehensive income (loss)	53,516	—	5,208	(64)	—	58,660	—	58,660
Retained earnings (accumulated deficit)	3,015,676	(2,573)	13,570	913,642	(4,289,313)	(348,998)	—	(348,998)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,499,695	759,419	664,339	1,001,357	(2,321,378)	4,603,432	—	4,603,432
Non-controlling interests in consolidated subsidiaries	10,287	—	254,862	14,706	—	279,855	16,902	296,757
Total Equity	4,509,982	759,419	919,201	1,016,063	(2,321,378)	4,883,287	16,902	4,900,189
Total Liabilities and Equity	$9,017,618	$2,310,923	$2,870,840	$1,678,452	$186,484	$16,064,317	$52,198,136	$68,262,453

The table below presents our consolidated balance sheet as of December 31, 2017 by business segment (amounts in thousands):

	Commercial and
	Residential		Investing
	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$14,580	$10,388	$39,446	$299,308	$363,722	$5,726	$369,448
Restricted cash	21,555	12,491	10,289	4,490	48,825	—	48,825
Loans held-for-investment, net	6,558,699	—	3,796	—	6,562,495	—	6,562,495
Loans held-for-sale	613,287	—	132,456	—	745,743	—	745,743
Loans transferred as secured borrowings	74,403	—	—	—	74,403	—	74,403
Investment securities	694,012	—	1,024,143	—	1,718,155	(999,952)	718,203
Properties, net	—	2,364,806	282,675	—	2,647,481	—	2,647,481
Intangible assets	—	116,081	95,257	—	211,338	(28,246)	183,092
Investment in unconsolidated entities	45,028	110,704	50,759	—	206,491	(20,988)	185,503
Goodwill	—	—	140,437	—	140,437	—	140,437
Derivative assets	6,487	26,775	636	—	33,898	—	33,898
Accrued interest receivable	46,650	68	243	786	47,747	—	47,747
Other assets	5,648	71,929	59,676	3,755	141,008	(2,868)	138,140
VIE assets, at fair value	—	—	—	—	—	51,045,874	51,045,874
Total Assets	$8,080,349	$2,713,242	$1,839,813	$308,339	$12,941,743	$49,999,546	$62,941,289
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$23,054	$62,890	$74,426	$23,536	$183,906	$1,211	$185,117
Related-party payable	20	—	31	42,318	42,369	—	42,369
Dividends payable	—	—	—	125,916	125,916	—	125,916
Derivative liabilities	20,386	13,063	85	2,666	36,200	—	36,200
Secured financing agreements, net	3,466,487	1,621,885	411,526	296,858	5,796,756	(23,700)	5,773,056
Unsecured senior notes, net	—	—	—	2,125,235	2,125,235	—	2,125,235
Secured borrowings on transferred loans	74,185	—	—	—	74,185	—	74,185
VIE liabilities, at fair value	—	—	—	—	—	50,000,010	50,000,010
Total Liabilities	3,584,132	1,697,838	486,068	2,616,529	8,384,567	49,977,521	58,362,088
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	2,660	2,660	—	2,660
Additional paid-in capital	1,818,559	957,329	659,062	1,280,296	4,715,246	—	4,715,246
Treasury stock	—	—	—	(92,104)	(92,104)	—	(92,104)
Accumulated other comprehensive income (loss)	57,914	12,076	(66)	—	69,924	—	69,924
Retained earnings (accumulated deficit)	2,609,050	(14,335)	687,015	(3,499,042)	(217,312)	—	(217,312)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,485,523	955,070	1,346,011	(2,308,190)	4,478,414	—	4,478,414
Non-controlling interests in consolidated subsidiaries	10,694	60,334	7,734	—	78,762	22,025	100,787
Total Equity	4,496,217	1,015,404	1,353,745	(2,308,190)	4,557,176	22,025	4,579,201
Total Liabilities and Equity	$8,080,349	$2,713,242	$1,839,813	$308,339	$12,941,743	$49,999,546	$62,941,289

Revenues generated from foreign sources were $90.5 million, $82.0 million and $100.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. The majority of our revenues generated from foreign sources are derived from Ireland and the United Kingdom.  Refer to Schedules III and IV for a detailed listing of the properties and loans held by the Company, including their respective geographic locations.

24. Quarterly Financial Data (Unaudited)

The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations (amounts in thousands, except per share amounts):

	For the Three-Month Periods Ended
	March 31	June 30	September 30	December 31
2018:
Revenues	$260,587	$269,556	$285,719	$293,418
Net income	104,794	117,090	89,381	99,932
Net income attributable to Starwood Property Trust, Inc.	99,932	109,230	84,536	92,132
Earnings per share — Basic	0.38	0.41	0.31	0.33
Earnings per share — Diluted	0.38	0.40	0.31	0.33

2017:
Revenues	$198,720	$211,569	$226,767	$242,832
Net income	102,854	123,233	92,799	93,881
Net income attributable to Starwood Property Trust, Inc.	102,358	117,380	88,428	92,604
Earnings per share — Basic	0.39	0.45	0.34	0.35
Earnings per share — Diluted	0.39	0.44	0.33	0.35

Annual EPS may not equal the sum of each quarter’s EPS due to rounding and other computational factors.

25. Subsequent Events

Our significant events subsequent to December 31, 2018 were as follows:

2019 Convertible Notes

Subsequent to December 31, 2018, the remaining $78.0 million of the 2019 Notes were settled through the issuance of 3.6 million shares and cash payments of $12.0 million. Refer to Note 11 for further discussion.

Dividend Declaration

On February 28, 2019, our board of directors declared a dividend of $0.48 per share for the first quarter of 2019, which is payable on April 15, 2019 to common stockholders of record as of March 29, 2019.

Starwood Property Trust, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation

December 31, 2018

(Dollars in thousands)

		Initial Cost		Costs	Gross Amounts Carried at
		to Company		Capitalized	December 31, 2018
Property Type /			Depreciable	Subsequent to		Depreciable			Accumulated	Acquisition
Geographic Location	Encumbrances	Land	Property	Acquisition(1)	Land	Property	Total		Depreciation(3)	Date
Aggregated Properties
Hotel—U.S., Midwest (1 property)	$—	$—	$5,565	$599	$—	$6,164	$6,164		$(767)	Feb-18
Medical office—U.S., Midwest (7 properties)	70,184	2,764	97,802	358	2,764	98,160	100,924		(6,510)	Dec-16
Medical office—U.S., North East (7 properties)	157,492	11,283	176,999	—	11,283	176,999	188,282		(10,980)	Dec-16
Medical office—U.S., South East (6 properties)	87,106	7,930	117,740	98	7,930	117,838	125,768		(7,751)	Dec-16
Medical office—U.S., South West (8 properties)	104,637	15,921	127,014	475	15,921	127,489	143,410		(9,130)	Dec-16
Medical office—U.S., West (6 properties)	73,408	13,415	107,844	247	13,415	108,091	121,506		(8,432)	Dec-16
Mixed Use—U.S., West (1 property)	8,667	1,002	14,323	174	1,002	14,497	15,499		(1,216)	Feb-16
Multifamily—Ireland (1 property)	11,887	8,711	9,250	324	8,711	9,574	18,285		(1,219)	May-15
Multifamily—U.S., South East (64 properties)	880,149	253,109	932,848	28,668	253,138	961,487	1,214,625		(77,455)	Sep-14 to Aug-18
Office—Ireland (11 properties)	350,968	156,104	282,798	6,770	156,104	289,568	445,672		(34,598)	May-15 to Jul 15
Office—U.S., North East (1 property)	16,500	7,250	10,699	326	7,250	11,025	18,275		(585)	May-18
Office—U.S., South East (4 properties)	56,329	27,497	46,708	10,819	27,497	57,527	85,024		(7,646)	May-16 to May-17
Office—U.S., South West (2 properties)	28,333	8,188	28,035	1,779	8,188	29,814	38,002		(1,382)	Sep-17 to Feb-18
Office—U.S., West (1 property)	—	—	4,261	2,791	—	7,052	7,052		(559)	Oct-17
Retail—U.S., Mid Atlantic (2 properties)	11,500	6,432	6,315	2,085	6,432	8,400	14,832		(1,374)	Mar-16
Retail—U.S., Midwest (7 properties)	79,300	24,384	109,445	1,354	24,384	110,799	135,183		(5,616)	Nov-15 to Sep-17
Retail—U.S., North East (2 properties)	22,192	4,989	21,077	851	4,989	21,928	26,917		(2,213)	Oct-15 to Nov-15
Retail—U.S., South East (5 properties)	42,200	21,353	60,621	32	21,353	60,653	82,006		(2,484)	Sep-16 to Sep-17
Retail—U.S., South West (6 properties)	77,074	37,458	78,579	100	37,458	78,679	116,137		(5,372)	Oct-14 to Sep-17
Retail—U.S., West (2 properties)	33,000	18,633	36,794	—	18,633	36,794	55,427		(1,607)	Sep-17
Self-storage—U.S., North East (1 property)	9,800	2,202	11,498	113	2,202	11,611	13,813		(1,017)	Dec-15
	$2,120,726	$628,625	$2,286,215	$57,963	$628,654	$2,344,149	$2,972,803	(2)	$(187,913)

Notes to Schedule III:

(1)	No material costs subsequent to acquisition were capitalized to land.

(2)	The aggregate cost for federal income tax purposes is $3.2 billion.

(3)	Depreciation is computed based upon estimated useful lives as described in Note 7 to the Consolidated Financial Statements.

The following schedule presents our real estate activity during the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Beginning balance, January 1	$2,755,050	$1,986,285	$928,060
Additions during the year:
Acquisitions (1)	445,170	725,955	1,048,985
Acquisitions through foreclosure	—	—	7,248
Improvements	25,764	18,575	15,766
Contingent consideration issued	38,211	—	—
Measurement period adjustments	—	660	—
Foreign currency translation	—	59,508	—
Total additions	509,145	804,698	1,071,999
Deductions during the year:
Costs of real estate sold	(269,989)	(35,774)	—
Foreign currency translation	(21,260)	—	(13,774)
Other	(143)	(159)	—
Total deductions	(291,392)	(35,933)	(13,774)
Ending balance, December 31	$2,972,803	$2,755,050	$1,986,285

(1)	Refer to Note 16 to the Consolidated Financial Statements for a discussion of property acquisitions from related parties.

The following schedule presents activity within accumulated depreciation during the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Beginning balance, January 1	$107,569	$41,565	$8,835
Depreciation expense	91,188	65,253	33,350
Disposition/write-offs	(9,389)	(1,785)	—
Foreign currency translation	(1,455)	2,536	(620)
Ending balance, December 31	$187,913	$107,569	$41,565

Starwood Property Trust, Inc. and Subsidiaries

Schedule IV—Mortgage Loans on Real Estate

December 31, 2018

(Dollars in thousands)

	Prior	Face	Carrying			Payment	Maturity	Principal Amount of
Description/ Location	Liens (1)	Amount	Amount		Interest Rate (2)	Terms (3)	Date (4)	Delinquent Loans
Individually Significant First Mortgages: (5)
Multifamily, Brooklyn, NY	$—	$269,846	$267,316		L+3.25% to 12.25%	I/O	6/11/2020	$—
Multifamily, Various, United Kingdom	—	290,286	287,549		3GBP+4.50%	I/O	10/26/2021	—
Office, Irvine, CA	—	298,369	296,237		L+2.25% to 4.50%	I/O	9/9/2020	—
Office, New York, NY	—	239,250	237,690		L+3.25% to 6.50%	I/O	7/1/2023	—
Aggregated First Mortgages: (5)
Hotel, International, Floating (1 mortgage)	N/A	N/A	29,798		3EU+4.90%	N/A	2022	—
Hotel, Mid Atlantic, Floating (2 mortgages)	N/A	N/A	79,129		L+2.35% to 7.75%	N/A	2021	—
Hotel, Midwest, Floating (4 mortgages)	N/A	N/A	53,477		L+2.75% to 9.13%	N/A	2020	—
Hotel, North East, Floating (5 mortgages)	N/A	N/A	343,880		L+2.50% to 6.90%	N/A	2019	—
Hotel, Various, Floating (5 mortgages)	N/A	N/A	331,445		L+2.00% to 10.50%	N/A	2021	—
Hotel, West, Floating (11 mortgages)	N/A	N/A	299,361		L+2.00% to 10.17%	N/A	2019-2021	—
Industrial, South East, Fixed (8 mortgages)	N/A	N/A	73,220		8.18%	N/A	2024	24,253
Industrial, South East, Floating (4 mortgages)	N/A	N/A	63,224		L+2.75% to 12.75%	N/A	2019	—
Mixed Use, International, Floating (2 mortgages)	N/A	N/A	101,483		3EU+4.85%	N/A	2023	—
Mixed Use, International, Floating (2 mortgages)	N/A	N/A	70,440		GBP+5.75%	N/A	2019	—
Mixed Use, Mid Atlantic, Floating (4 mortgages)	N/A	N/A	118,133		L+4.50% to 10.10%	N/A	2020	—
Mixed Use, South East, Fixed (2 mortgages)	N/A	N/A	110,515		5.00% to 12.00%	N/A	2024	—
Mixed Use, South West, Floating (9 mortgages)	N/A	N/A	303,098		L+2.25% to 12.70%	N/A	2019-2020	—
Mixed Use, West, Floating (2 mortgages)	N/A	N/A	184,239		L+6.37%	N/A	2019	—
Multifamily, Midwest, Fixed (2 mortgages)	N/A	N/A	2,874		6.28% to 6.54%	N/A	2019-2024	—
Multifamily, North East, Floating (6 mortgages)	N/A	N/A	207,168		L+2.75% to 7.10%	N/A	2021	—
Multifamily, South West, Floating (10 mortgages)	N/A	N/A	240,821		L+2.75% to 3.15%	N/A	2020-2021	—
Multifamily, West, Floating (12 mortgages)	N/A	N/A	5,308		L+2.35% to 8.83%	N/A	2019-2020	—
Office, International, Fixed (1 mortgage)	N/A	N/A	53,113		5.35%	N/A	2021	—
Office, Mid Atlantic, Floating (8 mortgages)	N/A	N/A	287,154		L+2.00% to 7.00%	N/A	2021	—
Office, Midwest, Floating (8 mortgages)	N/A	N/A	237,161		L+1.75% to 10.15%	N/A	2020-2021	—
Office, North East, Floating (18 mortgages)	N/A	N/A	461,038		L+2.00% to 12.00%	N/A	2019-2022	—
Office, South East, Floating (4 mortgages)	N/A	N/A	112,034		L+2.00% to 8.25%	N/A	2020	—
Office, South West, Floating (12 mortgages)	N/A	N/A	398,462		L+2.00% to 10.70%	N/A	2019-2023	—
Office, West, Floating (16 mortgages)	N/A	N/A	420,025		L+2.00% to 9.45%	N/A	2019-2021	—
Other, Midwest, Floating (4 mortgages)	N/A	N/A	60,133		L+4.50% to 11.17%	N/A	2019	—
Other, North East, Floating (1 mortgage)	N/A	N/A	34,283		L+8.30%	N/A	2019	—
Other, Various, Fixed (1 mortgage)	N/A	N/A	40,975		10.00%	N/A	2025	—
Other, Various, Floating (1 mortgage)	N/A	N/A	109,552		3M L+4.00%	N/A	2024	—
Other, West, Floating (4 mortgages)	N/A	N/A	104,982		L+4.50% to 10.50%	N/A	2021	—
Residential, North East, Fixed (1 mortgage)	N/A	N/A	48,271		8.00%	N/A	2019	—
Residential, North East, Floating (11 mortgages)	N/A	N/A	295,970		L+4.00% to 8.60%	N/A	2019-2022	—
Residential, West, Floating (4 mortgages)	N/A	N/A	56,612		L+2.75% to 8.75%	N/A	2021	—
Retail, Mid Atlantic, Fixed (1 mortgage)	N/A	N/A	157		7.07%	N/A	2019	—
Retail, Midwest, Floating (4 mortgages)	N/A	N/A	38,189		L+2.75% to 10.75%	N/A	2020	—
Retail, North East, Floating (1 mortgage)	N/A	N/A	77,794		L+6.75%	N/A	2021	—
Retail, South West, Floating (4 mortgages)	N/A	N/A	63,611		L+2.25% to 15.25%	N/A	2019	—
Retail, South West, Fixed (1 mortgage)	N/A	N/A	482		8.04%	N/A	2022	—
Retail, West, Fixed (2 mortgages)	N/A	N/A	1,073		7.07% to 7.26%	N/A	2019-2023	—
Loans Held-for-Sale, Various, Fixed	N/A	N/A	671,282		3.25% to 9.13%	N/A	2028-2058	4,273
Loans Held-for-Sale, Various, Floating	N/A	N/A	46,734		L+3.00% to 3.15%	N/A	2021-2023	—
Aggregated Subordinated and Mezzanine Loans: (5)
Hotel, South East, Floating (4 mortgages)	N/A	N/A	119,042		L+6.75% to 8.10%	N/A	2020-2022	—
Hotel, Various, Floating (1 mortgage)	N/A	N/A	99,284		L+8.63%	N/A	2021	—
Industrial, South East, Fixed (2 mortgages)	N/A	N/A	2,747		8.18%	N/A	2024	—
Mixed Use, International, Fixed (1 mortgage)	N/A	N/A	22,434		8.50%	N/A	2021	—
Mixed Use, Mid Atlantic, Floating (1 mortgage)	N/A	N/A	74,346		L+4.50%	N/A	2020	—
Mixed Use, South East, Floating (1 mortgage)	N/A	N/A	9,875		L+10.25%	N/A	2021	—
Multifamily, Mid Atlantic, Fixed (1 mortgage)	N/A	N/A	2,968		10.50%	N/A	2024	—
Multifamily, Mid Atlantic, Floating (1 mortgage)	N/A	N/A	3,831		L+9.75%	N/A	2022	—
Multifamily, North East, Floating (1 mortgage)	N/A	N/A	2,729		L+9.25%	N/A	2023	—
Office, Midwest, Floating (3 mortgages)	N/A	N/A	13,084		L+8.88% to 9.00%	N/A	2019	—
Office, North East, Fixed (3 mortgages)	N/A	N/A	84,998		8.72% to 11.00%	N/A	2019-2023	—
Office, North East, Floating (1 mortgage)	N/A	N/A	66,240		L+8.00%	N/A	2019	—
Office, South East, Fixed (1 mortgage)	N/A	N/A	7,392		8.25%	N/A	2020	—
Retail, Midwest, Fixed (2 mortgages)	N/A	N/A	11,977		7.16%	N/A	2024	11,977
Retail, Midwest, Floating (1 mortgage)	N/A	N/A	963		L+8.85%	N/A	2019	—
Loan Loss Allowance	—	—	(39,151)					—
Prepaid Loan Costs, Net	—	—	(1,552)					—
			$7,806,699	(6)				$40,503

Notes to Schedule IV:

(1)

Represents third party priority liens. Third party portions of pari‑passu participations are not considered prior liens. Additionally, excludes the outstanding debt on third party joint ventures of underlying borrowers.

(2)	L = one month LIBOR rate, 3M L = three month LIBOR rate, GBP = one month GBP LIBOR rate, 3GBP = three month GBP LIBOR rate, 3EU = three month EURO LIBOR rate.

(3)	I/O = interest only until maturity.

(4)	Based on management’s judgment of extension options being exercised.

(5)

First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.

(6)	The aggregate cost for federal income tax purposes is $7.8 billion.

The following schedule presents activity within our Commercial and Residential Lending Segment and Investing and Servicing Segment loan portfolios during the years ended December 31, 2018, 2017 and 2016 (amounts in thousands):

	For the year ended December 31,
	2018	2017	2016
Balance at January 1	$7,357,034	$5,946,274	$6,263,517
Acquisitions/originations/additional funding	6,543,873	5,494,837	4,502,842
Capitalized interest	62,445	73,784	80,992
Basis of loans sold	(3,082,347)	(1,634,717)	(2,266,901)
Loan maturities/principal repayments	(3,086,107)	(2,657,696)	(2,742,462)
Discount accretion/premium amortization	37,408	38,560	48,384
Changes in fair value	40,522	66,987	74,251
Unrealized foreign currency translation (loss) gain	(26,645)	42,356	(47,906)
Change in loan loss allowance, net	(34,821)	5,458	(3,759)
Transfer to/from other asset classifications	(4,663)	(18,809)	37,316
Balance at December 31	$7,806,699	$7,357,034	$5,946,274

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

As of December 31, 2018, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in  Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, our management has concluded that our internal control over financial reporting as of December 31, 2018 is effective.  Management excluded the Infrastructure Lending Segment from its assessment of the effectiveness of internal control over financial reporting, as the Company may omit an assessment of an acquired business’s internal control over financial reporting from its assessment of the registrant’s internal control for up to one year from the acquisition date.  As of and for the year ended December 31, 2018, the Infrastructure Lending Segment represents 3% of total revenues, less than 1% of net income and 3% of total assets of the consolidated financial statement amounts.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the U.S., and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Form 10‑K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2018.

Changes to Internal Control Over Financial Reporting.  No change in internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None noted.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information required by this Item with respect to members of our board of directors and with respect to our Audit Committee will be contained in the Proxy Statement for the 2019 Annual Meeting of Shareholders (“2019 Proxy Statement”) under the captions “Election of Directors” and “Board and Committee Meetings—Audit Committee” and in the chart disclosing Audit Committee membership and is incorporated herein by this reference. Information required by this Item with respect to our executive officers will be contained in the 2019 Proxy Statement under the caption “Executive Officers,” and is incorporated herein by this reference. Information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be contained in the 2019 Proxy Statement under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and is incorporated herein by this reference.

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

Item 11.  Executive Compensation.

Information required by this Item will be contained in the 2019 Proxy Statement under the captions “Executive Compensation” and “Compensation of Directors” and is incorporated herein by this reference, provided that the Compensation Committee Report shall not be deemed to be “filed” with this Form 10‑K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item will be contained in the 2019 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners, Directors and Management” and “Equity Compensation Plan Information” and is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item will be contained in the 2019 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Corporate Governance—Determination of Director Independence” and is incorporated herein by this reference.

Item 14.  Principal Accountant Fees and Services.

Information required by this Item will be contained in the 2019 Proxy Statement under the captions “Independent Registered Public Accounting Firm” and “Pre‑Approval Policies for Services of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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
2.1

Asset Purchase Agreement, dated August 7, 2018, between Starwood Property Trust, Inc., as buyer, and GE Capital Global Holdings, LLC, as seller (Incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10‑Q filed November 9, 2018)

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

4.4	Form of 4.00% Convertible Senior Notes due 2019 (Incorporated by reference as Exhibit A to Exhibit 4.2 of the Company’s Current Report on Form 8‑K filed July 3, 2013)
4.5

Third Supplemental Indenture, dated as of October 8, 2014, between the Company and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8‑K filed October 8, 2014)

4.6

Fourth Supplemental Indenture, dated as of March 29, 2017, between the Company and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8‑K filed March 29, 2017)

Exhibit No.	Description
4.7	Form of 4.375% Convertible Senior Notes due 2023 (Incorporated by reference as Exhibit A to Exhibit 4.2 of the Company’s Current Report on Form 8‑K filed March 29, 2017)
4.8

Indenture, dated as of December 16, 2016, between Starwood Property Trust, Inc. and The Bank of New York Mellon, as trustee (including the form of the Company’s 5.000% Senior Notes due 2021) (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8‑K filed December 21, 2016)

4.9

Registration Rights Agreement, dated as of December 16, 2016, between Starwood Property Trust, Inc. and J.P. Morgan Securities LLC, as representative of the initial purchasers (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8‑K filed December 21, 2016)

4.10

Indenture, dated as of December 4, 2017, between Starwood Property Trust, Inc. and The Bank of New York Mellon, as trustee (including the form of Starwood Property Trust, Inc.’s 4.750% Senior Notes due 2025) (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8‑K filed December 4, 2017)

4.11

Registration Rights Agreement, dated as of December 4, 2017, between Starwood Property Trust, Inc. and J.P. Morgan Securities LLC, as representative of the initial purchasers (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8‑K filed December 4, 2017)

4.12

Registration Rights Agreement, dated as of December 28, 2017, among Starwood Property Trust, Inc. and the persons listed on Schedule I thereto (Incorporated by reference to Exhibit 4.13 of the Company’s Annual Report on Form 10‑K filed February 28, 2018)

4.13

Indenture, dated as of January 29, 2018, between Starwood Property Trust, Inc. and The Bank of New York Mellon, as trustee (including the form of Starwood Property Trust, Inc.’s 3.625% Senior Notes due 2021) (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed January 29, 2018)

4.14

Registration Rights Agreement, dated as of January 29, 2018, between Starwood Property Trust, Inc. and J.P. Morgan Securities LLC, as representative of the initial purchasers (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed January 29, 2018)

10.1

Registration Rights Agreement, dated August 17, 2009, among Starwood Property Trust, Inc., SPT Investment, LLC and SPT Management, LLC (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10‑Q filed November 16, 2009)

10.2

Management Agreement, dated August 17, 2009, among SPT Management, LLC and Starwood Property Trust, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10‑Q filed November 16, 2009)

10.3

Amendment No. 1, dated May 7, 2012, to Management Agreement, dated August 17, 2009, as amended, between Starwood Property Trust, Inc. and SPT Management, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8‑K filed May 8, 2012)

10.4

Amendment No. 2, dated December 4, 2014, to Management Agreement, dated August 17, 2009, as amended, between Starwood Property Trust, Inc. and SPT Management, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8‑K filed December 5, 2014)

Exhibit No.	Description
10.5

Amendment No. 3, dated August 4, 2016, to Management Agreement, dated August 17, 2009, as amended, between Starwood Property Trust, Inc. and SPT Management, LLC (Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10‑K filed February 23, 2017)

10.6

Amendment No. 4, dated February 15, 2018 and effective as of December 28, 2017, to Management Agreement, dated August 17, 2009, as amended, between Starwood Property Trust, Inc. and SPT Management, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 22, 2018)

10.7

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

10.9

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
10.12

Restricted Stock Unit Award Agreement, dated August 17, 2009, between Starwood Property Trust, Inc. and SPT Management, LLC (Incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10‑Q filed November 16, 2009)

10.13	Starwood Property Trust, Inc. 2017 Equity Plan (Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A filed March 31, 2017)
10.14

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

10.15

Uncommitted Master Repurchase Agreement, dated as of December 10, 2015, by and among Starwood Property Mortgage Sub-14, L.L.C., Starwood Property Mortgage Sub-14-A, L.L.C. and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 16, 2015)

Exhibit No.	Description
10.16

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

10.17	Form of Indemnification Agreement for Directors and Officers (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed February 25, 2016)
10.18

Tax Protection Agreement, dated as of December 28, 2017, among SPT Dolphin Intermediate LLC, SPT Dolphin Parent LLC and the persons listed on Annex A thereto  (Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K filed February 28, 2018)

10.19

Third Amended and Restated Credit Agreement, dated as of February 28, 2018, between Starwood Property Mortgage Sub-10, L.L.C. and Starwood Property Mortgage Sub-10-A, L.L.C., as borrowers, and Bank of America, N.A., as administrative agent, and First Amendment, dated as of August 1, 2018, to the Third Amended and Restated Credit Agreement between Starwood Property Mortgage Sub-10, LLC and Starwood Property Mortgage Sub-10-A, LLC, as borrowers, and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q/A filed January 7, 2019)*

10.20

Credit Agreement, dated as of September 19, 2018, by and among SPT Infrastructure Finance Sub-1, LLC, SPT Infrastructure Finance Sub-2, Ltd. and SPT Infrastructure Finance Sub-3, LLC, as borrowers, and MUFG Bank, Ltd., as administrative agent (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed November 9, 2018)*

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

*  Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Starwood Property Trust, Inc.
Date: February 28, 2019

	By:	/s/ BARRY S. STERNLICHT Barry S. Sternlicht Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Date: February 28, 2019	By:	/s/ BARRY S. STERNLICHT Barry S. Sternlicht Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 28, 2019	By:	/s/ RINA PANIRY Rina Paniry Chief Financial Officer, Treasurer, Chief Accounting Officer and Principal Financial Officer

Date: February 28, 2019	By:	/s/ RICHARD D. BRONSON Richard D. Bronson Director

Date: February 28, 2019	By:	/s/ JEFFREY G. DISHNER Jeffrey G. Dishner Director

Date: February 28, 2019	By:	/s/ CAMILLE J. DOUGLAS Camille J. Douglas Director

Date: February 28, 2019	By:	/s/ SOLOMON J. KUMIN Solomon J. Kumin Director

Date: February 28, 2019	By:	/s/ FRED S. RIDLEY Fred S. Ridley Director

Date: February 28, 2019	By:	/s/ STRAUSS ZELNICK Strauss Zelnick Director