Form 10-Q
period 2019-03-31
STARWOOD PROPERTY TRUST, INC.
filed 2019-05-08
CIK 1465128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value per share	STWD	New York Stock Exchange

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of May 2, 2019 was 280,296,261.

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

These forward-looking statements are based largely on our current beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors that may cause actual results to vary from our forward-looking statements include, but are not limited to:

•

factors described in our Annual Report on Form 10-K for the year ended December 31, 2018 and this Quarterly Report on Form 10-Q, including those set forth under the captions “Risk Factors” and “Business”;

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands, except share data)

	As of	As of
	March 31, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$412,270	$239,824
Restricted cash	133,714	248,041
Loans held-for-investment, net	8,964,725	8,532,356
Loans held-for-sale ($841,687 and $671,282 held at fair value)	1,144,490	1,187,552
Loans transferred as secured borrowings	—	74,346
Investment securities ($266,446 and $262,319 held at fair value)	910,233	906,468
Properties, net	2,769,374	2,784,890
Intangible assets ($19,790 and $20,557 held at fair value)	136,835	145,033
Investment in unconsolidated entities	124,360	171,765
Goodwill	259,846	259,846
Derivative assets	47,410	52,691
Accrued interest receivable	60,314	60,355
Other assets	227,153	152,922
Variable interest entity (“VIE”) assets, at fair value	56,974,864	53,446,364
Total Assets	$72,165,588	$68,262,453
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$193,143	$217,663
Related-party payable	23,945	44,043
Dividends payable	135,889	133,466
Derivative liabilities	10,163	15,415
Secured financing agreements, net	9,234,910	8,683,565
Unsecured senior notes, net	1,922,795	1,998,831
Secured borrowings on transferred loans, net	—	74,239
VIE liabilities, at fair value	55,727,776	52,195,042
Total Liabilities	67,248,621	63,362,264
Commitments and contingencies (Note 21)
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 285,481,485 issued and 280,301,345 outstanding as of March 31, 2019 and 280,839,692 issued and 275,659,552 outstanding as of December 31, 2018	2,855	2,808
Additional paid-in capital	5,080,173	4,995,156
Treasury stock (5,180,140 shares)	(104,194)	(104,194)
Accumulated other comprehensive income	55,798	58,660
Accumulated deficit	(413,553)	(348,998)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,621,079	4,603,432
Non-controlling interests in consolidated subsidiaries	295,888	296,757
Total Equity	4,916,967	4,900,189
Total Liabilities and Equity	$72,165,588	$68,262,453

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended
	March 31,
	2019	2018
Revenues:
Interest income from loans	$183,416	$137,620
Interest income from investment securities	17,632	15,269
Servicing fees	24,433	26,067
Rental income	83,833	81,110
Other revenues	1,166	521
Total revenues	310,480	260,587
Costs and expenses:
Management fees	23,466	30,642
Interest expense	134,672	87,183
General and administrative	34,930	32,142
Acquisition and investment pursuit costs	342	377
Costs of rental operations	29,651	29,693
Depreciation and amortization	29,254	31,744
Loan loss provision, net	763	1,538
Other expense	211	104
Total costs and expenses	253,289	213,423
Other income (loss):
Change in net assets related to consolidated VIEs	47,836	52,653
Change in fair value of servicing rights	(767)	(5,814)
Change in fair value of investment securities, net	62	(149)
Change in fair value of mortgage loans held-for-sale, net	11,266	7,800
Loss from unconsolidated entities	(43,200)	(1,462)
Gain on sale of investments and other assets, net	4,485	10,660
Loss on derivative financial instruments, net	(2,207)	(16,859)
Foreign currency gain, net	5,547	13,549
Loss on extinguishment of debt	(3,298)	—
Other (loss) income, net	(73)	108
Total other income	19,651	60,486
Income before income taxes	76,842	107,650
Income tax provision	(334)	(2,856)
Net income	76,508	104,794
Net income attributable to non-controlling interests	(6,125)	(4,862)
Net income attributable to Starwood Property Trust, Inc.	$70,383	$99,932

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic	$0.25	$0.38
Diluted	$0.25	$0.38

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, amounts in thousands)

	For the Three Months Ended
	March 31,
	2019	2018
Net income	$76,508	$104,794
Other comprehensive (loss) income (net change by component):
Cash flow hedges	—	5
Available-for-sale securities	(387)	1,163
Foreign currency translation	(2,475)	4,218
Other comprehensive (loss) income	(2,862)	5,386
Comprehensive income	73,646	110,180
Less: Comprehensive income attributable to non-controlling interests	(6,125)	(4,862)
Comprehensive income attributable to Starwood Property Trust, Inc.	$67,521	$105,318

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited, amounts in thousands, except share data)

								Total
								Starwood
							Accumulated	Property
	Common stock		Additional				Other	Trust, Inc.	Non-
		Par	Paid-in	Treasury Stock		Accumulated	Comprehensive	Stockholders’	Controlling	Total
	Shares	Value	Capital	Shares	Amount	Deficit	Income	Equity	Interests	Equity
Balance, January 1, 2019	280,839,692	$2,808	$4,995,156	5,180,140	$(104,194)	$(348,998)	$58,660	$4,603,432	$296,757	$4,900,189
Proceeds from DRIP Plan	7,825	—	167	—	—	—	—	167	—	167
Equity offering costs	—	—	(5)	—	—	—	—	(5)	—	(5)
Conversion of 2019 Convertible Notes	3,611,918	36	67,526	—	—	—	—	67,562	—	67,562
Share-based compensation	526,687	6	6,357	—	—	—	—	6,363	—	6,363
Manager incentive fee paid in stock	495,363	5	10,972	—	—	—	—	10,977	—	10,977
Net income	—	—	—	—	—	70,383	—	70,383	6,125	76,508
Dividends declared, $0.48 per share	—	—	—	—	—	(134,938)	—	(134,938)	—	(134,938)
Other comprehensive loss, net	—	—	—	—	—	—	(2,862)	(2,862)	—	(2,862)
VIE non-controlling interests	—	—	—	—	—	—	—	—	(137)	(137)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	95	95
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(6,952)	(6,952)
Balance, March 31, 2019	285,481,485	$2,855	$5,080,173	5,180,140	$(104,194)	$(413,553)	$55,798	$4,621,079	$295,888	$4,916,967

Balance, January 1, 2018	265,983,309	$2,660	$4,715,246	4,606,885	$(92,104)	$(217,312)	$69,924	$4,478,414	$100,787	$4,579,201
Proceeds from DRIP Plan	7,651	—	159	—	—	—	—	159	—	159
Common stock repurchased	—	—	—	573,255	(12,090)	—	—	(12,090)	—	(12,090)
Share-based compensation	598,701	6	4,762	—	—	—	—	4,768	—	4,768
Manager incentive fee paid in stock	545,641	5	10,978	—	—	—	—	10,983	—	10,983
Net income	—	—	—	—	—	99,932	—	99,932	4,862	104,794
Dividends declared, $0.48 per share	—	—	—	—	—	(126,058)	—	(126,058)	—	(126,058)
Other comprehensive income, net	—	—	—	—	—	—	5,386	5,386	—	5,386
VIE non-controlling interests	—	—	—	—	—	—	—	—	569	569
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	366,691	366,691
Distributions to non-controlling interests	—	—	(2,962)	—	—	—	—	(2,962)	(226,435)	(229,397)
Sale of controlling interest in majority owned property asset	—	—	—	—	—	—	—	—	(319)	(319)
Balance, March 31, 2018	267,135,302	$2,671	$4,728,183	5,180,140	$(104,194)	$(243,438)	$75,310	$4,458,532	$246,155	$4,704,687

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	For the Three Months Ended
	March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$76,508	$104,794
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of deferred financing costs, premiums and discounts on secured financing agreements and secured borrowings on transferred loans	9,183	5,167
Amortization of discounts and deferred financing costs on senior notes	1,933	3,869
Accretion of net discount on investment securities	(2,755)	(6,841)
Accretion of net deferred loan fees and discounts	(7,526)	(12,052)
Share-based compensation	6,363	4,768
Share-based component of incentive fees	10,977	10,983
Change in fair value of investment securities	(62)	149
Change in fair value of consolidated VIEs	133	(11,241)
Change in fair value of servicing rights	767	5,814
Change in fair value of loans held-for-sale	(11,266)	(7,800)
Change in fair value of derivatives	3,396	18,069
Foreign currency gain, net	(5,547)	(13,540)
Gain on sale of investments and other assets	(4,485)	(10,660)
Impairment charges on properties and related intangibles	120	25
Loan loss provision, net	763	1,538
Depreciation and amortization	28,889	31,412
Loss from unconsolidated entities	43,200	1,462
Distributions of earnings from unconsolidated entities	3,661	2,675
Loss on extinguishment of debt	3,298	—
Origination and purchase of loans held-for-sale, net of principal collections	(719,589)	(245,027)
Proceeds from sale of loans held-for-sale	561,702	266,632
Changes in operating assets and liabilities:
Related-party payable, net	(20,098)	(10,588)
Accrued and capitalized interest receivable, less purchased interest	(22,536)	(9,412)
Other assets	(26,760)	(6,188)
Accounts payable, accrued expenses and other liabilities	(22,987)	(31,612)
Net cash (used in) provided by operating activities	(92,718)	92,396
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(1,287,001)	(900,937)
Proceeds from principal collections on loans	556,058	870,400
Proceeds from loans sold	500,271	145,273
Proceeds from sales of investment securities	3,228	—
Proceeds from principal collections on investment securities	7,754	219,230
Proceeds from sales and insurance recoveries on properties	1,463	51,093
Purchases and additions to properties and other assets	(8,526)	(7,056)
Investment in unconsolidated entities	(510)	—
Distribution of capital from unconsolidated entities	886	21,255
Payments for purchase or termination of derivatives	(3,896)	(15,604)
Proceeds from termination of derivatives	692	11,773
Net cash (used in) provided by investing activities	(229,581)	395,427

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited, amounts in thousands)

	For the Three Months Ended
	March 31,
	2019	2018
Cash Flows from Financing Activities:
Proceeds from borrowings	$2,310,902	$1,515,241
Principal repayments on and repurchases of borrowings	(1,778,819)	(1,629,449)
Payment of deferred financing costs	(4,706)	(10,506)
Proceeds from common stock issuances	167	159
Payment of equity offering costs	(5)	—
Payment of dividends	(132,515)	(125,730)
Contributions from non-controlling interests	95	310
Distributions to non-controlling interests	(6,952)	(229,397)
Purchase of treasury stock	—	(12,090)
Issuance of debt of consolidated VIEs	33,678	7,948
Repayment of debt of consolidated VIEs	(52,856)	(57,289)
Distributions of cash from consolidated VIEs	11,683	13,730
Net cash provided by (used in) financing activities	380,672	(527,073)
Net increase (decrease) in cash, cash equivalents and restricted cash	58,373	(39,250)
Cash, cash equivalents and restricted cash, beginning of period	487,865	418,273
Effect of exchange rate changes on cash	(254)	398
Cash, cash equivalents and restricted cash, end of period	$545,984	$379,421
Supplemental disclosure of cash flow information:
Cash paid for interest	$129,349	$75,696
Income taxes paid	484	880
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared, but not yet paid	$134,953	$126,058
Consolidation of VIEs (VIE asset/liability additions)	3,280,065	1,089,881
Deconsolidation of VIEs (VIE asset/liability reductions)	45,910	875,240
Settlement of 2019 Convertible Notes in shares	75,525	—
Settlement of loans transferred as secured borrowings	74,692	—
Unsettled infrastructure loan sales	68,564	—
Net assets acquired through foreclosure	8,963	—
Net assets acquired from consolidated VIEs	—	27,737
Contribution of Woodstar II Portfolio net assets from non-controlling interests	—	366,381
Loan principal collections temporarily held at master servicer	—	326,362

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of March 31, 2019

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

We have four reportable business segments as of March 31, 2019 and we refer to the investments within these segments as our target assets:

•

Real estate commercial and residential lending (the “Commercial and Residential Lending Segment”)—engages primarily in originating, acquiring, financing and managing commercial and residential first mortgages, subordinated mortgages, mezzanine loans, preferred equity, commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”) and other real estate and real estate-related debt investments in both the U.S. and Europe (including distressed or non-performing loans).

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

We are organized as a holding company and conduct our business primarily through our various wholly-owned subsidiaries. We are externally managed and advised by SPT Management, LLC (our “Manager”) pursuant to the terms of a management agreement. Our Manager is controlled by Barry Sternlicht, our Chairman and Chief Executive Officer. Our Manager is an affiliate of Starwood Capital Group, a privately-held private equity firm founded by Mr. Sternlicht.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (our “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full year.

Refer to our Form 10-K for a description of our recurring accounting policies. We have included disclosure in this Note 2 regarding principles of consolidation and other accounting policies that (i) are required to be disclosed quarterly, (ii) we view as critical, (iii) became significant since December 31, 2018 due to a corporate action or increase in the significance of the underlying business activity or (iv) changed upon adoption of an Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”).

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

We have elected the fair value option for eligible financial assets and liabilities of our consolidated securitization VIEs, loans held-for-sale originated or acquired for future securitization and purchased CMBS issued by VIEs we could consolidate in the future. The fair value elections for VIE and securitization related items were made in order to mitigate accounting mismatches between the carrying value of the instruments and the related assets and liabilities that we consolidate at fair value. The fair value elections for mortgage loans held-for-sale were made due to the expected short-term holding period of these instruments.

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

Leases

On January 1, 2019, ASC 842, Leases, became effective for the Company.  ASC 842 establishes a right-of-use model for lessee accounting which results in the recognition of most leased assets and lease liabilities on the balance sheet of the lessee.  Lessor accounting was not significantly affected by this ASC.  We elected to apply the provisions of ASC 842 as of January 1, 2019 and not to retrospectively adjust prior periods presented.  Such application did not result in any cumulative-effect adjustment as of January 1, 2019.  We elected the “package of practical expedients” for transition purposes, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs for leases that commenced prior to January 1, 2019.  We also elected not to apply the recognition provisions of ASC 842 to short-term leases, which have original lease terms of 12 months or less.  As a lessor, we elected not to separate nonlease components, such as reimbursements from tenants for common area maintenance (“CAM”), from lease components for all classes of underlying assets, and continue to recognize such nonlease components ratably in rental income.  We also elected to continue to exclude from rental income all sales, use and other similar taxes collected from lessees.  As required by ASC 842, we no longer record as revenues and expenses lessor costs (such as property taxes) paid directly by the lessees.  The application of ASC 842 has had no material effect on our consolidated financial statements, as all of our leases, as both lessor and lessee, are currently classified as operating leases, which are subject to essentially the same straight-line revenue and expense recognition as in the past.  As a lessee, our only significant long-term lease resulted in the recognition of a lease liability and corresponding right-of-use asset of $12.0 million as of January 1, 2019, which are classified within accounts payable, accrued expenses and other liabilities and other assets, respectively, in our condensed consolidated balance sheet as of March 31, 2019.

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

Nearly all of the Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities. In addition, the non-controlling interests that are redeemable with our common stock are considered participating securities because they earn a preferred return indexed to the dividend rate on our common stock (see Note 16). Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities. For the three months ended March 31, 2019 and 2018, the two-class method resulted in the most dilutive EPS calculation.

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

Recent Accounting Developments

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments, which mandates use of an “expected loss” credit model for estimating future credit losses of certain financial instruments instead of the “incurred loss” credit model that current GAAP requires.  The “expected loss” model requires the consideration of possible credit losses over the life of an instrument as opposed to only estimating credit losses upon the occurrence of a discrete loss event in accordance with the current “incurred loss” methodology.  This ASU is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019. Though we have not completed our assessment of this ASU, we expect this ASU to result in our recognition of higher levels of allowances for loan losses.  Our assessment of the estimated amount of such increases remains in process.

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

3.  Acquisitions

During the three months ended March 31, 2019, we had no significant acquisitions or divestitures of properties or businesses and no measurement period adjustments related to a prior year business combination.

4. Loans

Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option. The following tables summarize our investments in mortgages and loans by subordination class as of March 31, 2019 and December 31, 2018 (dollars in thousands):

				Weighted
			Weighted	Average Life
	Carrying	Face	Average	(“WAL”)
March 31, 2019	Value	Amount	Coupon	(years)(1)
First mortgages (2)	$6,851,837	$6,874,524	6.7%	2.1
First priority infrastructure loans	1,450,097	1,460,758	5.8%	5.1
Subordinated mortgages (3)	52,849	54,042	8.9%	3.5
Mezzanine loans (2)	579,496	581,557	11.6%	1.7
Other	61,234	64,916	8.2%	2.2
Total loans held-for-investment	8,995,513	9,035,797
Loans held-for-sale, fair value option, residential	688,435	673,249	6.2%	5.8
Loans held-for-sale, fair value option, commercial	153,252	149,428	4.7%	10.0
Loans held-for-sale, infrastructure	303,577	312,551	4.1%	1.1
Total gross loans	10,140,777	10,171,025
Loan loss allowance	(31,562)	—
Total net loans	$10,109,215	$10,171,025

December 31, 2018
First mortgages (2)	$6,607,117	$6,631,236	6.9%	2.0
First priority infrastructure loans	1,456,779	1,465,828	5.7%	4.5
Subordinated mortgages (3)	52,778	53,996	8.9%	3.7
Mezzanine loans (2)	393,832	394,739	10.6%	2.0
Other	61,001	64,658	8.2%	2.5
Total loans held-for-investment	8,571,507	8,610,457
Loans held-for-sale, fair value option, residential	623,660	609,571	6.3%	6.6
Loans held-for-sale, commercial ($47,622 under fair value option)	94,117	94,916	5.4%	6.2
Loans held-for-sale, infrastructure	469,775	486,909	3.5%	0.3
Loans transferred as secured borrowings	74,346	74,692	7.1%	1.3
Total gross loans	9,833,405	9,876,545
Loan loss allowance	(39,151)	—
Total net loans	$9,794,254	$9,876,545

(1)

Represents the WAL of each respective group of loans as of the respective balance sheet date. The WAL of each individual loan is calculated using amounts and timing of future principal payments, as projected at origination or acquisition.

(2)

First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.  The application of this methodology resulted in mezzanine loans with carrying values of $912.8 million and $1.0 billion being classified as first mortgages as of March 31, 2019 and December 31, 2018, respectively.

(3)

Subordinated mortgages include B-Notes and junior participation in first mortgages where we do not own the senior A-Note or senior participation. If we own both the A-Note and B-Note, we categorize the loan as a first mortgage loan.

As of March 31, 2019, approximately $8.5 billion, or 94.3%, of our loans held-for-investment were variable rate and paid interest principally at LIBOR plus a weighted-average spread of 4.4%.

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

The rating categories for commercial real estate loans generally include the characteristics described below, but these are utilized as guidelines and therefore not every loan will have all of the characteristics described in each category:

Rating	Characteristics
1	•	Sponsor capability and financial condition—Sponsor is highly rated or investment grade or, if private, the equivalent thereof with significant management experience.
	•	Loan collateral and performance relative to underwriting—The collateral has surpassed underwritten expectations.
	•	Quality and stability of collateral cash flows—Occupancy is stabilized, the property has had a history of consistently high occupancy, and the property has a diverse and high quality tenant mix.
	•	Loan structure—Loan to collateral value ratio (“LTV”) does not exceed 65%. The loan has structural features that enhance the credit profile.

2	•	Sponsor capability and financial condition—Strong sponsorship with experienced management team and a responsibly leveraged portfolio.
	•	Loan collateral and performance relative to underwriting—Collateral performance equals or exceeds underwritten expectations and covenants and performance criteria are being met or exceeded.
	•	Quality and stability of collateral cash flows—Occupancy is stabilized with a diverse tenant mix.
	•	Loan structure—LTV does not exceed 70% and unique property risks are mitigated by structural features.

3	•	Sponsor capability and financial condition—Sponsor has historically met its credit obligations, routinely pays off loans at maturity, and has a capable management team.
	•	Loan collateral and performance relative to underwriting—Property performance is consistent with underwritten expectations.
	•	Quality and stability of collateral cash flows—Occupancy is stabilized, near stabilized, or is on track with underwriting.
	•	Loan structure—LTV does not exceed 80%.

4	•	Sponsor capability and financial condition—Sponsor credit history includes missed payments, past due payment, and maturity extensions. Management team is capable but thin.
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

The risk ratings for loans subject to our rating system, which excludes loans held-for-sale, by class of loan were as follows as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	Balance Sheet Classification
	Loans Held-For-Investment									Loans
			First Priority							Transferred		% of
Risk Rating	First		Infrastructure		Subordinated		Mezzanine			As Secured		Total
Category	Mortgages		Loans		Mortgages		Loans	Other		Borrowings	Total	Loans
March 31, 2019
1	$2,723		$—		$—		$—	$23,515		$—	$26,238	0.3%
2	3,329,423		—		7,354		275,415	—		—	3,612,192	35.6%
3	3,289,028		—		33,518		304,081	31,069		—	3,657,696	36.1%
4	62,381		—		—		—	—		—	62,381	0.6%
5	—		—		—		—	—		—	—	—%
N/A	168,282	(1)	1,450,097	(2)	11,977	(1)	—	6,650	(1)	—	1,637,006	16.1%
	$6,851,837		$1,450,097		$52,849		$579,496	$61,234		$—	8,995,513
Loans held-for-sale											1,145,264	11.3%
Total gross loans											$10,140,777	100.0%

December 31, 2018
1	$6,538		$—		$—		$—	$23,767		$—	$30,305	0.3%
2	3,356,342		—		7,392		111,466	—		74,346	3,549,546	36.1%
3	2,987,296		—		33,410		282,366	31,039		—	3,334,111	33.9%
4	63,094		—		—		—	—		—	63,094	0.6%
5	—		—		—		—	—		—	—	—%
N/A	193,847	(1)	1,456,779	(2)	11,976	(1)	—	6,195	(1)	—	1,668,797	17.0%
	$6,607,117		$1,456,779		$52,778		$393,832	$61,001		$74,346	8,645,853
Loans held-for-sale											1,187,552	12.1%
Total gross loans											$9,833,405	100.0%

(1)	Represents loans individually evaluated for impairment in accordance with ASC 310-10.
(2)	First priority infrastructure loans were not risk rated as the Company is in the process of developing a risk rating policy for these loans.

After completing our impairment evaluation process as of March 31, 2019, we concluded that no additional impairment charges or releases thereof were required.  During the three months ended March 31, 2019, we charged-off an allowance for impaired loans of $8.3 million relating to a first mortgage loan on a grocery distribution facility located in Montgomery, Alabama that we foreclosed on in March 2019 and obtained physical possession of the underlying collateral property. As of the foreclosure date, our carrying value of the loan totaled $9.0 million ($20.9 million unpaid principal balance net of an $8.3 million allowance for impaired loan and $3.6 million of unamortized discount).

As of March 31, 2019, we had allowances for impaired loans of $29.9 million. Of this amount, $21.6 million relates to a residential conversion project located in New York City, for which our recorded investment was as follows as of March 31, 2019: (i) $149.9 million first mortgage and contiguous mezzanine loans ($118.8 million unpaid principal balance, which does not reflect $38.4 million of accrued interest and $21.6 million allowance for impaired loan) and (ii) $6.7 million unsecured promissory note ($7.1 million unpaid principal balance and no reserve for impaired loan).

Also included in the allowance for impaired loans is $8.3 million related to two subordinated mortgages on department stores located in the Greater Chicago area. Our recorded investment in these loans totaled $12.2 million ($12.0 million unpaid principal balance and $8.3 million allowance for impaired loans) as of March 31, 2019.

We also have a first mortgage loan on a grocery distribution facility in Orlando, Florida that was leased to a single tenant who filed for bankruptcy. This lease was rejected by the bankruptcy court with the tenant vacating and ceasing debt service in 2018.  Because the liquidation value of the property exceeds our recorded investment, we determined that no impairment reserve was required.  Our recorded investment in the loan totaled $18.5 million ($21.9 million unpaid principal and interest balance, net of a $3.4 million unamortized discount) as of March 31, 2019. Subsequent to March 31, 2019, we foreclosed on the loan and obtained physical possession of the underlying collateral property.

We apply the cost recovery method of interest income recognition for these impaired loans. The average recorded investment in the impaired loans for the three months ended March 31, 2019 was $199.8 million.

As of March 31, 2019, we held TDRs with unfunded commitments of $4.9 million.  There were no TDRs for which interest income was recognized during the three months ended March 31, 2019.

As of March 31, 2019, the department store loans discussed above were 90 days or greater past due, as were $4.2 million of residential loans and a $36.2 million infrastructure loan with a carrying value of $29.2 million, net of a $7.0 million unamortized discount. In accordance with our interest income recognition policy, these loans were placed on non-accrual status.

In accordance with our policies, we record an allowance for loan losses equal to (i) 1.5% of the aggregate carrying amount of loans rated as a “4,” plus (ii) 5% of the aggregate carrying amount of loans rated as a “5,” plus (iii) allowance for infrastructure loans held-for-sale where amortized cost is in excess of fair value, plus (iv) impaired loan reserves, if any.  The following table presents the activity in our allowance for loan losses (amounts in thousands):

	For the Three Months Ended
	March 31,
	2019	2018
Allowance for loan losses at January 1	$39,151	$4,330
Loan loss provision, net	763	1,538
Charge-offs	(8,352)	—
Recoveries	—	—
Allowance for loan losses at March 31	$31,562	$5,868
Recorded investment in loans related to the allowance for loan loss	$266,996	$245,791

The activity in our loan portfolio was as follows (amounts in thousands):

	For the Three Months Ended
	March 31,
	2019	2018
Balance at January 1	$9,794,254	$7,382,641
Acquisitions/originations/additional funding	2,027,669	1,178,560
Capitalized interest (1)	22,137	16,253
Basis of loans sold (2)	(1,127,201)	(411,625)
Loan maturities/principal repayments	(630,965)	(1,225,815)
Discount accretion/premium amortization	7,526	12,052
Changes in fair value	11,266	7,800
Unrealized foreign currency translation gain	14,208	22,552
Loan loss provision, net	(763)	(1,538)
Loan foreclosure	(8,963)	—
Transfer to/from other asset classifications	47	102
Balance at March 31	$10,109,215	$6,980,982

(1)     Represents accrued interest income on loans whose terms do not require current payment of interest.

(2)     See Note 11 for additional disclosure on these transactions.

5. Investment Securities

Investment securities were comprised of the following as of March 31, 2019 and December 31, 2018 (amounts in thousands):

	Carrying Value as of
	March 31, 2019	December 31, 2018
RMBS, available-for-sale	$204,835	$209,079
RMBS, fair value option (1)	108,816	87,879
CMBS, fair value option (1)	1,143,416	1,157,508
Held-to-maturity (“HTM”) debt securities, amortized cost	643,787	644,149
Equity security, fair value	12,506	11,893
Subtotal—Investment securities	2,113,360	2,110,508
VIE eliminations (1)	(1,203,127)	(1,204,040)
Total investment securities	$910,233	$906,468

(1)	Certain fair value option CMBS and RMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.

Purchases, sales and principal collections for all investment securities were as follows (amounts in thousands):

	RMBS,	RMBS, fair	CMBS, fair	HTM	Equity	Securitization
	available-for-sale	value option	value option	Securities	Security	VIEs (1)	Total
Three Months Ended March 31, 2019
Purchases	$—	$26,272	$13,262	$—	$—	$(39,534)	$—
Sales	—	—	36,906	—	—	(33,678)	3,228
Principal collections	6,360	2,034	9,837	1,206	—	(11,683)	7,754
Three Months Ended March 31, 2018
Purchases	$—	$—	$30,225	$—	$—	$(30,225)	$—
Sales	—	—	7,948	—	—	(7,948)	—
Principal collections	10,150	—	15,181	208,303	—	(14,404)	219,230

(1)

Represents RMBS and CMBS, fair value option amounts eliminated due to our consolidation of securitization VIEs. These amounts are reflected as repayment of debt of consolidated VIEs in our condensed consolidated statements of cash flows.

RMBS, Available-for-Sale

The Company classified all of its RMBS not eliminated in consolidation as available-for-sale as of March 31, 2019 and December 31, 2018.  These RMBS are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (“AOCI”).

The tables below summarize various attributes of our investments in available-for-sale RMBS as of March 31, 2019 and December 31, 2018 (amounts in thousands):

				Unrealized Gains or (Losses)
				Recognized in AOCI
	Purchase		Recorded		Gross	Gross	Net
	Amortized	Credit	Amortized	Non-Credit	Unrealized	Unrealized	Fair Value
	Cost	OTTI	Cost	OTTI	Gains	Losses	Adjustment	Fair Value
March 31, 2019
RMBS	$161,604	$(9,897)	$151,707	$(35)	$53,163	$—	$53,128	$204,835
December 31, 2018
RMBS	$165,461	$(9,897)	$155,564	$(31)	$53,546	$—	$53,515	$209,079

	Weighted Average Coupon (1)	Weighted Average Rating	WAL (Years) (2)
March 31, 2019
RMBS	3.7%	CCC-	6.1
December 31, 2018
RMBS	3.7%	CCC-	6.0

(1)	Calculated using the March 31, 2019 and December 31, 2018 one-month LIBOR rate of 2.495% and 2.503%, respectively, for floating rate securities.

(2)

Represents the remaining WAL of each respective group of securities as of the respective balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.

As of March 31, 2019, approximately $174.3 million, or 85.1%, of RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 1.22%. As of December 31, 2018, approximately $177.4 million, or 84.9%, of RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 1.22%. We purchased all of the RMBS at a discount, a portion of which will be accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of this accretable discount.

The following table contains a reconciliation of aggregate principal balance to amortized cost for our RMBS as of March 31, 2019 and December 31, 2018 (amounts in thousands):

	March 31, 2019	December 31, 2018
Principal balance	$302,229	$309,497
Accretable yield	(57,391)	(54,779)
Non-accretable difference	(93,131)	(99,154)
Total discount	(150,522)	(153,933)
Amortized cost	$151,707	$155,564

The principal balance of credit deteriorated RMBS was $284.3 million and $290.8 million as of March 31, 2019 and December 31, 2018, respectively. Accretable yield related to these securities totaled $52.4 million and $49.5 million as of March 31, 2019 and December 31, 2018, respectively.

The following table discloses the changes to accretable yield and non-accretable difference for our RMBS during the three months ended March 31, 2019 (amounts in thousands):

		Non-Accretable
Three Months Ended March 31, 2019	Accretable Yield	Difference
Balance as of January 1, 2019	$54,779	$99,154
Accretion of discount	(2,503)	—
Principal write-downs, net	—	(908)
Transfer to/from non-accretable difference	5,115	(5,115)
Balance as of March 31, 2019	$57,391	$93,131

We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.4 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively, which has been recorded as management fees in the accompanying condensed consolidated statements of operations.

The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities that were in an unrealized loss position as of March 31, 2019 and December 31, 2018, and for which other-than-temporary impairments (“OTTI”) (full or partial) have not been recognized in earnings (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a	Securities with a	Securities with a	Securities with a
	loss less than	loss greater than	loss less than	loss greater than
	12 months	12 months	12 months	12 months
As of March 31, 2019
RMBS	$2,133	$—	$(35)	$—
As of December 31, 2018
RMBS	$2,148	$—	$(31)	$—

As of both March 31, 2019 and December 31, 2018, there was one security with an unrealized loss reflected in the table above. After evaluating this security and recording adjustments for credit-related OTTI, we concluded that the remaining unrealized loss reflected above was noncredit-related and would be recovered from the security’s estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the security, it was not considered more likely than not that we would be forced to sell the security prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses, which represent most of the OTTI we record on securities, are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or impairments could be materially different from what is currently projected and/or reported.

CMBS and RMBS, Fair Value Option

As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for certain CMBS and RMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of March 31, 2019, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $1.1 billion and $3.0 billion, respectively. As of March 31, 2019, the fair value and unpaid principal balance of RMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $108.8 million and $72.3 million, respectively. The $1.3 billion total fair value balance of CMBS and RMBS represents our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value (all except $49.1 million at March 31, 2019) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option investment securities.

As of March 31, 2019, $150.7 million of our CMBS were variable rate and none of our RMBS were variable rate.

HTM Debt Securities, Amortized Cost

The table below summarizes unrealized gains and losses of our investments in HTM debt securities as of March 31, 2019 and December 31, 2018 (amounts in thousands):

	Net Carrying Amount	Gross Unrealized	Gross Unrealized
	(Amortized Cost)	Holding Gains	Holding Losses	Fair Value
March 31, 2019
CMBS	$409,176	$1,848	$(2,470)	$408,554
Preferred interests	175,001	756	—	175,757
Infrastructure bonds	59,610	88	(545)	59,153
Total	$643,787	$2,692	$(3,015)	$643,464
December 31, 2018
CMBS	$408,556	$2,435	$(3,349)	$407,642
Preferred interests	174,825	703	—	175,528
Infrastructure bonds	60,768	178	(168)	60,778
Total	$644,149	$3,316	$(3,517)	$643,948

The table below summarizes the maturities of our HTM debt securities by type as of March 31, 2019 (amounts in thousands):

		Preferred	Infrastructure
	CMBS	Interests	Bonds	Total
Less than one year	$75,158	$—	$—	$75,158
One to three years	305,885	—	12,769	318,654
Three to five years	28,133	175,001	—	203,134
Thereafter	—	—	46,841	46,841
Total	$409,176	$175,001	$59,610	$643,787

Equity Security, Fair Value Option

During 2012, we acquired 9,140,000 ordinary shares from a related-party in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. The fair value of the investment remeasured in USD was $12.5 million and $11.9 million as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, our shares represent an approximate 2% interest in SEREF.

6. Properties

Our properties are held within the following portfolios:

Ireland Portfolio

The Ireland Portfolio is comprised of 11 net leased fully occupied office properties and one multifamily property all located in Dublin, Ireland, which we acquired during the year ended December 31, 2015.  The Ireland Portfolio, which collectively is comprised of approximately 600,000 square feet, includes total gross properties and lease intangibles of $512.0 million and debt of $353.3 million as of March 31, 2019.

Woodstar I Portfolio

The Woodstar I Portfolio is comprised of 32 affordable housing communities with 8,948 units concentrated primarily in the Tampa, Orlando and West Palm Beach metropolitan areas. During the year ended December 31, 2015, we acquired 18 of the 32 affordable housing communities of the Woodstar I Portfolio with the final 14 communities acquired during the year ended December 31, 2016. The Woodstar I Portfolio includes total gross properties and lease intangibles of $624.4 million and federal, state and county sponsored financing and other debt of $406.8 million as of March 31, 2019.

Woodstar II Portfolio

The Woodstar II Portfolio is comprised of 27 affordable housing communities with 6,109 units concentrated primarily in Central and South Florida.  During the year ended December 31, 2017, we acquired eight of the 27 affordable housing communities of the Woodstar II Portfolio with the final 19 communities acquired during the year ended December 31, 2018.  The Woodstar II Portfolio includes total gross properties and lease intangibles of $599.4 million and debt of $437.5 million as of March 31, 2019.

Medical Office Portfolio

The Medical Office Portfolio is comprised of 34 medical office buildings acquired during the year ended December 31, 2016.  These properties, which collectively comprise 1.9 million square feet, are geographically dispersed throughout the U.S. and primarily affiliated with major hospitals or located on or adjacent to major hospital campuses. The Medical Office Portfolio includes total gross properties and lease intangibles of $760.4 million and debt of $486.8 million as of March 31, 2019.

Master Lease Portfolio

The Master Lease Portfolio is comprised of 16 retail properties geographically dispersed throughout the U.S., with more than 50% of the portfolio, by carrying value, located in Florida, Texas and Minnesota. These properties, which we acquired in September 2017, collectively comprise 1.9 million square feet and were leased back to the seller under corporate guaranteed master net lease agreements with initial terms of 24.6 years and periodic rent escalations. The Master Lease Portfolio includes total gross properties of $343.8 million and debt of $192.2 million as of March 31, 2019.

Investing and Servicing Segment Property Portfolio

The Investing and Servicing Segment Property Portfolio (the “REIS Equity Portfolio”) is comprised of 19 commercial real estate properties and one equity interest in an unconsolidated commercial real estate property. During the year ended December 31, 2018, we acquired three commercial real estate properties from CMBS trusts and the remaining 16 properties were acquired from CMBS trusts prior to December 31, 2017.  The REIS Equity Portfolio includes total gross properties and lease intangibles of $352.2 million and debt of $235.5 million as of March 31, 2019.

The table below summarizes our properties held as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	Depreciable Life	March 31, 2019	December 31, 2018
Property Segment
Land and land improvements	0 – 15 years	$645,349	$648,972
Buildings and building improvements	5 – 45 years	1,976,121	1,980,283
Furniture & fixtures	3 – 7 years	47,218	46,048
Investing and Servicing Segment
Land and land improvements	0 – 15 years	82,362	82,332
Buildings and building improvements	3 – 40 years	217,086	213,010
Furniture & fixtures	2 – 5 years	2,374	2,158
Commercial and Residential Lending Segment (1)
Land and land improvements	0 – 2 years	2,508	—
Buildings	23 years	6,455	—
Properties, cost		2,979,473	2,972,803
Less: accumulated depreciation		(210,099)	(187,913)
Properties, net		$2,769,374	$2,784,890

(1)	Represents properties acquired through loan foreclosure. Refer to Note 4 for further discussion.

During the three months ended March 31, 2018, we sold five operating properties for $52.3 million, recognizing a gain on sale of $10.3 million within gain on sale of investments and other assets in our condensed consolidated statement of operations.  One of these properties was acquired by a third party which already held a $0.3 million non-controlling interest in the property.  During the three months ended March 31, 2018, $1.3 million of the gain on sale was attributable to non-controlling interests.  No operating properties were sold during the three months ended March 31, 2019.

Future rental payments due to us from tenants under existing non-cancellable operating leases for each of the next five years and thereafter are as follows (in thousands):

2019 (remainder of)	$169,273
2020	131,736
2021	121,826
2022	114,467
2023	98,211
Thereafter	837,401
Total	$1,472,914

7. Investment in Unconsolidated Entities

The table below summarizes our investments in unconsolidated entities as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	Participation /	Carrying value as of
	Ownership % (1)	March 31, 2019	December 31, 2018
Equity method:
Retail Fund	33%	$70,557	$114,362
Investor entity which owns equity in an online real estate company	50%	9,380	9,372
Equity interests in commercial real estate	50%	2,654	6,294
Equity interest in and advances to a residential mortgage originator (2)	N/A	8,817	9,082
Various	25% - 50%	6,799	6,984
		98,207	146,094
Cost method:
Equity interest in a servicing and advisory business	6%	6,207	6,207
Investment funds which own equity in a loan servicer and other real estate assets	4% - 6%	9,225	9,225
Various	0% - 3%	10,721	10,239
		26,153	25,671
		$124,360	$171,765

(1)	None of these investments are publicly traded and therefore quoted market prices are not available.

(2)	Includes a $2.0 million subordinated loan the Company funded in June 2018.

We own a 33% equity interest in a fund that owns four regional shopping malls (the “Retail Fund”), an investment company that measures its assets at fair value on a recurring basis.  We report our interest in the Retail Fund on a three-month lag basis at its liquidation value.  During the period included in our three months ended March 31, 2019, the Retail Fund reported unrealized decreases in the fair value of its real estate properties, which resulted in a $44.9 million decrease to our investment. This amount was recognized within loss from unconsolidated entities in our condensed consolidated statement of operations during the three months ended March 31, 2019.

As of March 31, 2019, the carrying value of our equity investment in a residential mortgage originator exceeded the underlying equity in net assets of such investee by $1.6 million. This difference is the result of the Company recording its investment in the investee at its acquisition date fair value, which included certain non-amortizing intangible assets not recognized by the investee.  Should the Company determine these intangible assets held by the investee are impaired, the Company will recognize such impairment loss through earnings from unconsolidated entities in our consolidated statement of operations, otherwise, such difference between the carrying value of our equity investment in the residential mortgage originator and the underlying equity in the net assets of the residential mortgage originator will continue to exist.  Other than our equity interest in the residential mortgage originator, there were no differences between the carrying value of our equity method investments and the underlying equity in the net assets of the investees as of March 31, 2019.

During the three months ended March 31, 2019, we did not become aware of any observable price changes in our cost method investments or any indicators of impairment.

8. Goodwill and Intangibles

Goodwill

Infrastructure Lending Segment

The Infrastructure Lending Segment’s goodwill of $119.4 million at both March 31, 2019 and December 31, 2018 represents the excess of consideration transferred over the fair value of net assets acquired on September 19, 2018 and October 15, 2018. The goodwill recognized is attributable to value embedded in the acquired Infrastructure Lending Segment’s lending platform.

LNR Property LLC (“LNR”)

The Investing and Servicing Segment’s goodwill of $140.4 million at both March 31, 2019 and December 31, 2018 represents the excess of consideration transferred over the fair value of net assets of LNR acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes a network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets.

Intangible Assets

Servicing Rights Intangibles

In connection with the LNR acquisition, we identified domestic servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. At March 31, 2019 and December 31, 2018 the balance of the domestic servicing intangible was net of $24.3 million and $24.1 million, respectively, which was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of March 31, 2019 and December 31, 2018, the domestic servicing intangible had a balance of $44.1 million and $44.6 million, respectively, which represents our economic interest in this asset.

Lease Intangibles

In connection with our acquisitions of commercial real estate, we recognized in-place lease intangible assets and favorable lease intangible assets associated with certain non-cancelable operating leases of the acquired properties.

The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of March 31, 2019 and December 31, 2018 (amounts in thousands):

	As of March 31, 2019			As of December 31, 2018
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
Domestic servicing rights, at fair value	$19,790	$—	$19,790	$20,557	$—	$20,557
In-place lease intangible assets	197,017	(106,076)	90,941	198,220	(100,873)	97,347
Favorable lease intangible assets	36,632	(10,528)	26,104	36,895	(9,766)	27,129
Total net intangible assets	$253,439	$(116,604)	$136,835	$255,672	$(110,639)	$145,033

The following table summarizes the activity within intangible assets for the three months ended March 31, 2019 (amounts in thousands):

	Domestic	In-place Lease	Favorable Lease
	Servicing	Intangible	Intangible
	Rights	Assets	Assets	Total
Balance as of January 1, 2019	$20,557	$97,347	$27,129	$145,033
Amortization	—	(5,736)	(875)	(6,611)
Foreign exchange loss	—	(550)	(150)	(700)
Impairment (1)	—	(120)	—	(120)
Changes in fair value due to changes in inputs and assumptions	(767)	—	—	(767)
Balance as of March 31, 2019	$19,790	$90,941	$26,104	$136,835

(1)	Impairment of intangible lease assets is recognized within other expense in our condensed consolidated statements of operations.

The following table sets forth the estimated aggregate amortization of our in-place lease intangible assets and favorable lease intangible assets for the next five years and thereafter (amounts in thousands):

2019 (remainder of)	$16,406
2020	17,390
2021	14,950
2022	12,158
2023	8,946
Thereafter	47,195
Total	$117,045

9. Secured Financing Agreements

The following table is a summary of our secured financing agreements in place as of March 31, 2019 and December 31, 2018 (dollars in thousands):

								Carrying Value at
	Current	Extended			Pledged Asset	Maximum		March 31,	December 31,
	Maturity	Maturity (a)	Pricing		Carrying Value	Facility Size		2019	2018
Lender 1 Repo 1	(b)	(b)	LIBOR + 1.60% to 5.75%		$1,723,488	$2,000,000		$1,341,314	$1,279,979
Lender 2 Repo 1	Apr 2020	Apr 2023	LIBOR + 1.50% to 2.50%		645,636	900,000	(c)	467,390	384,791
Lender 4 Repo 2	May 2021	May 2023	LIBOR + 1.70% to 3.25%		1,073,533	1,000,000		664,637	552,345
Lender 6 Repo 1	Aug 2021	N/A	LIBOR + 1.50% to 2.50%		451,409	600,000		361,291	507,545
Lender 6 Repo 2	Jan 2024	N/A	GBP LIBOR + 2.45% to 2.75%, EURIBOR + 2.25%		714,538	559,524		545,880	312,437
Lender 7 Repo 1	Sep 2021	Sep 2023	LIBOR + 1.50% to 2.25%		123,071	250,000		99,064	71,720
Lender 10 Repo 1	May 2021	May 2023	LIBOR + 1.50% to 2.75%		200,455	164,840		160,480	160,480
Lender 11 Repo 1	Feb 2021	N/A	LIBOR + 2.10%		—	400,000		—	—
Lender 11 Repo 2	Sep 2019	Sep 2023	LIBOR + 2.00% to 2.50%		354,912	500,000		220,690	270,690
Lender 12 Repo 1	Jun 2021	Jun 2024	LIBOR + 2.10% to 2.45%		233,971	250,000		176,250	43,500
Lender 13 Repo 1	(d)	(d)	LIBOR + 1.50%		137,420	200,000		106,124	14,824
Lender 7 Secured Financing	Feb 2021	Feb 2023	LIBOR + 2.25%	(e)	—	650,000	(f)	—	—
Lender 8 Secured Financing	Aug 2019	N/A	LIBOR + 4.00%		—	—		—	—
Conduit Repo 2	Nov 2019	Nov 2020	LIBOR + 2.25%		116,967	200,000		91,280	35,034
Conduit Repo 3	Feb 2020	Feb 2021	LIBOR + 2.10%		26,158	150,000		18,884	—
MBS Repo 1	(g)	(g)	N/A		—	—		—	—
MBS Repo 2	Dec 2020	N/A	LIBOR + 1.55% to 1.75%		222,303	159,202		159,202	159,202
MBS Repo 3	(h)	(h)	LIBOR + 1.30% to 1.85%		714,884	428,414		428,414	427,942
MBS Repo 4	(i)	N/A	LIBOR + 1.25%		151,613	100,000		60,000	13,824
MBS Repo 5	Dec 2028	Jun 2029	4.22%		57,618	150,000		55,389	55,437
Investing and Servicing Segment Property Mortgages	May 2020 to Jun 2026	N/A	Various		264,146	242,499		223,465	219,237
Ireland Mortgage	Oct 2025	N/A	1.93%		448,324	354,875		354,875	362,854
Woodstar I Mortgages	Nov 2025 to Oct 2026	N/A	3.72% to 3.97%		343,540	276,748		276,748	276,748
Woodstar I Government Financing	Mar 2026 to Jun 2049	N/A	1.00% to 5.00%		197,385	130,607		130,607	131,179
Woodstar II Mortgages	Jan 2028 to Apr 2028	N/A	3.81% to 3.85%		526,736	417,669		417,669	417,669
Woodstar II Government Financing	Jun 2030 to Aug 2052	N/A	1.00% to 3.19%		38,680	25,229		25,229	25,311
Medical Office Mortgages	Dec 2021	Dec 2023	LIBOR + 2.50%		672,442	524,499		492,828	492,828
Master Lease Mortgages	Oct 2027	N/A	4.38%		330,998	194,900		194,900	194,900
Infrastructure Acquisition Facility	Sep 2021	Sep 2022	Various	(j)	1,455,572	1,528,327		1,175,677	1,551,148
Infrastructure Repo	Feb 2020	Feb 2021	LIBOR + 1.75%		307,636	500,000		257,318	—
Term Loan A	Dec 2020	Dec 2021	LIBOR + 2.25%	(e)	931,519	300,000		300,000	300,000
Revolving Secured Financing	Dec 2020	Dec 2021	LIBOR + 2.25%	(e)	—	100,000		—	—
FHLB	Feb 2021	N/A	Various		676,836	2,000,000		500,000	500,000
					$13,141,790	$15,257,333		9,305,605	8,761,624
Unamortized net discount								(911)	(963)
Unamortized deferred financing costs								(69,784)	(77,096)
								$9,234,910	$8,683,565

(a)	Subject to certain conditions as defined in the respective facility agreement.
(b)

Maturity date for borrowings collateralized by loans is September 2019 with an additional extension option to September 2021.  Borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions and not to exceed September 2025.

(c)	The initial maximum facility size of $600.0 million may be increased to $900.0 million at our options, subject to certain conditions.
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
(h)

Facility carries a rolling 12-month term which may reset monthly with the lender’s consent. Current maturity is March 2020. This facility carries no maximum facility size. Amounts reflect the outstanding balance as of March 31, 2019.

(i)	The date that is 270 days after the buyer delivers notice to seller, subject to a maximum date of May 2020.
(j)

Consists of an annual interest rate of the applicable currency benchmark index + 1.50%. The spread increases 25 bps in each of the second and third years of the facility which was entered into in September 2018.

In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

In January 2019, we amended the Lender 6 Repo 2 facility to increase available borrowings from £330.9 million to £429.2 million to finance a loan held-for-investment.  In connection therewith, the current maturity was extended from October 2022 to January 2024.

In February 2019, we amended the Lender 11 Repo 1 facility to increase available borrowings from $200.0 million to $400.0 million to finance residential loans held-for-sale.  In connection therewith, the current maturity was extended from June 2019 to February 2021.

In February 2019, we amended the MBS Repo 4 facility to decrease available borrowings from $110.0 million to $100.0 million and decrease pricing from LIBOR + 1.70% to LIBOR + 1.25%.

In February 2019, we entered into a $500.0 million repurchase facility (“Infrastructure Repo”) to finance loans within the Infrastructure Lending Segment.  The facility carries a one-year initial term with a one-year extension option and an annual interest rate of LIBOR + 1.75%.

In March 2019, we amended the FHLB facility to increase available borrowings from $500.0 million to $2.0 billion, subject to scheduled reductions to available capacity from September 2020 through maturity in February 2021.

Our secured financing agreements contain certain financial tests and covenants. As of March 31, 2019, we were in compliance with all such covenants.

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

	Repurchase	Other Secured
	Agreements	Financing	Total
2019 (remainder of)	$210,054	$205,791	$415,845
2020	970,169	540,453	1,510,622
2021	982,706	864,893	1,847,599
2022	817,007	800,876	1,617,883
2023	1,706,392	565,357	2,271,749
Thereafter	527,279	1,114,628	1,641,907
Total	$5,213,607	$4,091,998	$9,305,605

For the three months ended March 31, 2019 and 2018, approximately $8.7 million and $5.1 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations.

The following table sets forth our outstanding balance of repurchase agreements related to the following asset collateral classes as of March 31, 2019 and December 31, 2018 (amounts in thousands):

Class of Collateral	March 31, 2019	December 31, 2018
Loans held-for-investment	$4,400,438	$3,567,786
Loans held-for-sale	110,164	65,559
Investment securities	703,005	656,405
	$5,213,607	$4,289,750

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

10. Unsecured Senior Notes

The following table is a summary of our unsecured senior notes outstanding as of March 31, 2019 and December 31, 2018 (dollars in thousands):

				Remaining
	Coupon	Effective	Maturity	Period of		Carrying Value at
	Rate	Rate (1)	Date	Amortization		March 31, 2019	December 31, 2018
2019 Convertible Notes	N/A	N/A	N/A	N/A		$—	$77,969
2021 Senior Notes (February)	3.63%	3.89%	2/1/2021	1.8	years	500,000	500,000
2021 Senior Notes (December)	5.00%	5.32%	12/15/2021	2.7	years	700,000	700,000
2023 Convertible Notes	4.38%	4.86%	4/1/2023	4.0	years	250,000	250,000
2025 Senior Notes	4.75%	5.04%	3/15/2025	6.0	years	500,000	500,000
Total principal amount						1,950,000	2,027,969
Unamortized discount—Convertible Notes						(4,367)	(4,644)
Unamortized discount—Senior Notes						(15,365)	(16,416)
Unamortized deferred financing costs						(7,473)	(8,078)
Carrying amount of debt components						$1,922,795	$1,998,831
Carrying amount of conversion option equity components recorded in additional paid-in capital for outstanding convertible notes						$3,775	$3,755

(1)

Effective rate includes the effects of underwriter purchase discount and the adjustment for the conversion option on our convertible senior notes, the value of which reduced the initial liability and was recorded in additional paid‑in capital.

Convertible Senior Notes

During the three months ended March 31, 2019, we settled the remaining $78.0 million principal amount of the 4.00% Convertible Senior Notes due 2019 (the “2019 Notes”) through the issuance of 3.6 million shares of common stock and cash payments of $12.0 million.

We recognized interest expense of $3.2 million and $11.3 million during the three months ended March 31, 2019 and 2018, respectively, from our unsecured convertible senior notes.

The following table details the conversion attributes of our Convertible Notes outstanding as of March 31, 2019 (amounts in thousands, except rates):

	March 31, 2019		Conversion Spread Value - Shares (3)
	Conversion	Conversion	For the Three Months Ended March 31,
	Rate (1)	Price (2)	2019	2018
2019 Notes	N/A	N/A	—	1,209
2023 Notes	38.5959	$25.91	—	—
			—	1,209

(1)

The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of Convertible Notes converted, as adjusted in accordance with the indentures governing the Convertible Notes (including the applicable supplemental indentures).

(2)	As of March 31, 2019 and 2018, the market price of the Company’s common stock was $22.35 and $20.95 per share, respectively.

(3)	The conversion spread value represents the portion of the Convertible Notes that are “in-the-money”, representing the value that would be delivered to investors in shares upon an assumed conversion.

The if‑converted value of the 2023 Notes was less than their principal amount by $34.3 million at March 31, 2019 as the closing market price of the Company’s common stock of $22.35 was less than the implicit conversion price of $25.91 per share.

Effective June 30, 2018, the Company no longer asserts its intent to fully settle the principal amount of the Convertible Notes in cash upon conversion. The if-converted value of the principal amount of the 2023 Notes was $215.7 million as of March 31, 2019.

11. Loan Securitization/Sale Activities

As described below, we regularly sell loans and notes under various strategies. We evaluate such sales as to whether they meet the criteria for treatment as a sale—legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint and transfer of control.

Conduit Loan Securitizations

Within the Investing and Servicing Segment, we originate commercial mortgage loans with the intent to sell these mortgage loans to VIEs for the purposes of securitization. These VIEs then issue CMBS that are collateralized in part by these assets, as well as other assets transferred to the VIE by third parties. In certain instances, we retain an interest in the VIE and/or serve as special servicer for the VIE. In these circumstances, we generally consolidate the VIE into which the loans were sold. The following summarizes the fair value and par value of loans sold from our conduit platform, as well as the amount of sale proceeds used in part to repay the outstanding balance of the repurchase agreements associated with these loans for the three months ended March 31, 2019 and 2018 (amounts in thousands):

			Repayment of
			repurchase
	Face Amount	Proceeds	agreements
For the Three Months Ended March 31,
2019	$179,411	$186,841	$136,133
2018	256,818	266,632	193,844

Securitization Financing Arrangements and Sales

Within the Commercial and Residential Lending Segment, we originate or acquire residential and commercial mortgage loans, subsequently selling all or a portion thereof. Typically, our motivation for entering into these transactions is to effectively create leverage on the subordinated position that we will retain and hold for investment. These loans may be sold directly or through a securitization. In certain instances, we retain an interest in the VIE and continue to act as servicer, special servicer or servicing administrator for the loan following its sale. In these circumstances, similar to the case of our Investing and Servicing Segment described above, we generally consolidate the VIE into which the loans were sold.  During the three months ended March 31, 2019, we consolidated the securitization VIE into which our residential loans were sold.  In this instance, we retained an interest in the VIE. The following table summarizes our loans sold and loans transferred as secured borrowings by the Commercial and Residential Lending Segment net of expenses (amounts in thousands):

					Loan Transfers
	Loan Transfers Accounted for as Sales				Accounted for as Secured
	Commercial		Residential		Borrowings
	Face Amount	Proceeds	Face Amount	Proceeds	Face Amount	Proceeds
For the Three Months Ended March 31,
2019	$398,741	$396,310	$362,418	$374,861	$—	$—
2018	146,400	145,273	—	—	—	—

During the three months ended March 31, 2019, a gain of $0.3 million was recognized within change in fair value of mortgage loans held-for-sale, net in our condensed consolidated statement of operations in connection with the residential mortgage loan securitization. During the three months ended March 31, 2019 and 2018, gains recognized by the Commercial and Residential Lending Segment on sales of commercial loans were $2.8 million and $0.3 million, respectively.

Our securitizations have each been structured as bankruptcy-remote entities whose assets are not intended to be available to the creditors of any other party.

Infrastructure Loan Sales

During the three months ended March 31, 2019, the Infrastructure Lending Segment sold loans held-for-sale with an aggregate face amount of $180.3 million for proceeds of $172.7 million, recognizing gain on sales of $0.8 million.

12. Derivatives and Hedging Activity

Risk Management Objective of Using Derivatives

We are exposed to certain risks arising from both our business operations and economic conditions. Refer to Note 13 to the consolidated financial statements included in our Form 10-K for further discussion of our risk management objectives and policies.

Designated Hedges

The Company does not generally elect to apply the hedge accounting designation to its hedging instruments.  As of March 31, 2019 and December 31, 2018, the Company did not have any designated hedges. As of March 31, 2018, the Company had two interest rate swaps that had been designated as cash flow hedges of the interest rate risk associated with forecasted interest payments.  During the three months ended March 31, 2018, the impact of these cash flow hedges on our net income was not material and we did not recognize any hedge ineffectiveness in earnings.

Non-designated Hedges and Derivatives

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

The following table summarizes our non-designated derivatives as of March 31, 2019 (notional amounts in thousands):

Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx contracts – Sell Euros ("EUR")	56	281,609	EUR	April 2019 – October 2022
Fx contracts – Sell Pounds Sterling ("GBP")	142	320,633	GBP	April 2019 – January 2022
Fx contracts – Sell Canadian dollar ("CAD")	15	8,597	CAD	April 2019 – October 2022
Fx contracts – Sell Australian dollar ("AUD")	3	7,521	AUD	April 2019 – October 2019
Interest rate swaps – Paying fixed rates	30	1,132,992	USD	April 2019 – April 2029
Interest rate swaps – Receiving fixed rates	2	970,000	USD	January 2021 – March 2025
Interest rate caps	8	109,584	USD	January 2020 – December 2021
Credit index instruments	4	39,000	USD	November 2054 – August 2061
Interest rate swap guarantees	9	658,493	USD	December 2020 – June 2025
Interest rate swap guarantees	1	11,091	GBP	December 2024
Interest rate swap guarantees	1	91,374	CAD	June 2045
Total	271

The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018 (amounts in thousands):

	Fair Value of Derivatives		Fair Value of Derivatives
	in an Asset Position (1) as of		in a Liability Position (2) as of
	March 31,	December 31,	March 31,	December 31,
	2019	2018	2019	2018
Derivatives not designated as hedging instruments:
Interest rate contracts	$21,412	$30,791	$6,973	$14,457
Interest rate swap guarantees	—	—	577	396
Foreign exchange contracts	25,978	21,346	2,613	562
Credit index instruments	20	554	—	—
Total derivatives not designated as hedging instruments	47,410	52,691	10,163	15,415
Total derivatives	$47,410	$52,691	$10,163	$15,415

(1)	Classified as derivative assets in our condensed consolidated balance sheets.

(2)	Classified as derivative liabilities in our condensed consolidated balance sheets.

The tables below present the effect of our derivative financial instruments on the condensed consolidated statements of operations and of comprehensive income for the three months ended March 31, 2019 and 2018 (amounts in thousands):

Gain (Loss)
	Gain (Loss)	Reclassified	Gain (Loss)
	Recognized	from AOCI	Recognized
Derivatives Designated as Hedging Instruments	in OCI	into Income	in Income	Location of Gain (Loss)
For the Three Months Ended March 31,	(effective portion)	(effective portion)	(ineffective portion)	Recognized in Income
2019	$—	$—	$—	Interest expense
2018	$9	$4	$—	Interest expense

		Amount of Gain (Loss)
		Recognized in Income for the
Derivatives Not Designated	Location of Gain (Loss)	Three Months Ended March 31,
as Hedging Instruments	Recognized in Income	2019	2018
Interest rate contracts	Loss on derivative financial instruments	$(3,757)	$6,237
Interest rate swap guarantees	Loss on derivative financial instruments	(182)	—
Foreign exchange contracts	Loss on derivative financial instruments	2,444	(23,143)
Credit index instruments	Loss on derivative financial instruments	(712)	47
		$(2,207)	$(16,859)

13. Offsetting Assets and Liabilities

The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

				(iv)
				Gross Amounts Not
				Offset in the Statement
		(ii)	(iii) = (i) - (ii)	of Financial Position
		Gross Amounts	Net Amounts		Cash
	(i)	Offset in the	Presented in		Collateral
	Gross Amounts	Statement of	the Statement of	Financial	Received /	(v) = (iii) - (iv)
	Recognized	Financial Position	Financial Position	Instruments	Pledged	Net Amount
As of March 31, 2019
Derivative assets	$47,410	$—	$47,410	$4,449	$—	$42,961
Derivative liabilities	$10,163	$—	$10,163	$4,449	$3,285	$2,429
Repurchase agreements	5,213,607	—	5,213,607	5,213,607	—	—
	$5,223,770	$—	$5,223,770	$5,218,056	$3,285	$2,429
As of December 31, 2018
Derivative assets	$52,691	$—	$52,691	$1,408	$—	$51,283
Derivative liabilities	$15,415	$—	$15,415	$1,408	$8,658	$5,349
Repurchase agreements	4,289,750	—	4,289,750	4,289,750	—	—
	$4,305,165	$—	$4,305,165	$4,291,158	$8,658	$5,349

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

We also hold controlling interests in non-securitization entities that are considered VIEs, most of which were established to facilitate the acquisition of certain properties.  SPT Dolphin Intermediate LLC (“SPT Dolphin”), the entity which holds the Woodstar II Portfolio, is a VIE because the third party interest holders do not carry kick-out rights or substantive participating rights.  We were deemed to be the primary beneficiary of the VIE because we possess both the power to direct the activities of the VIE that most significantly impact its economic performance and a significant economic interest in the entity.  This VIE had net assets of $692.4 million and liabilities of $445.0 million as of March 31, 2019.  In total, our consolidated non-securitization VIEs had net assets of $799.1 million and liabilities of $531.2 million as of March 31, 2019.

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

As of March 31, 2019, four of our collateralized debt obligation (“CDO”) structures were in default or imminent default, which, pursuant to the underlying indentures, changes the rights of the variable interest holders. Upon default of a CDO, the trustee or senior note holders are allowed to exercise certain rights, including liquidation of the collateral, which at that time, is the activity which would most significantly impact the CDO’s economic performance. Further, when the CDO is in default, the collateral administrator no longer has the option to purchase securities from the CDO. In cases where the CDO is in default and we do not have the ability to exercise rights which would most significantly impact the CDO’s economic performance, we do not consolidate the VIE.  As of March 31, 2019, none of these CDO structures were consolidated.

As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of March 31, 2019, our maximum risk of loss related to securitization VIEs in which we were not the primary beneficiary was $49.1 million on a fair value basis.

As of March 31, 2019, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances, excluding the notional value of interest-only securities, of $6.5 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.

We also hold passive non-controlling interests in certain unconsolidated entities that are considered VIEs. We are not the primary beneficiaries of these VIEs as we do not possess the power to direct the activities of the VIEs that most significantly impact their economic performance and therefore report our interests, which totaled $88.6 million as of March 31, 2019, within investment in unconsolidated entities on our condensed consolidated balance sheet.  Our maximum risk of loss is limited to our carrying value of the investments.

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

Base Management Fee.  For the three months ended March 31, 2019 and 2018, approximately $19.6 million and $17.5 million, respectively, was incurred for base management fees. As of March 31, 2019 and December 31, 2018, there were $19.6 million and $19.2 million, respectively, of unpaid base management fees included in related-party payable in our condensed consolidated balance sheets.

Incentive Fee.  For the three months ended March 31, 2019 and 2018, approximately $0.2 million and $9.6 million, respectively, was incurred for incentive fees. As of March 31, 2019, there were no unpaid incentive fees.  As of December 31, 2018, approximately $21.8 million of unpaid incentive fees were included in related-party payable in our condensed consolidated balance sheet.

Expense Reimbursement.  For the three months ended March 31, 2019 and 2018, approximately $2.2 million and $2.1 million, respectively, was incurred for executive compensation and other reimbursable expenses and recognized within general and administrative expenses in our condensed consolidated statements of operations. As of March 31, 2019 and December 31, 2018, approximately $4.4 million and $3.0 million, respectively, of unpaid reimbursable executive compensation and other expenses were included in related-party payable in our condensed consolidated balance sheets.

Equity Awards. In certain instances, we issue RSAs to certain employees of affiliates of our Manager who perform services for us.  During the three months ended March 31, 2019 and 2018, we granted 114,216 and 189,813 RSAs, respectively, at grant date fair values of $2.6 million and $4.0 million, respectively. Expenses related to the vesting of awards to employees of affiliates of our Manager were $0.8 million and $0.5 million during the three months ended March 31, 2019 and 2018, respectively, and are reflected in general and administrative expenses in our condensed consolidated statements of operations. These shares generally vest over a three-year period.

Manager Equity Plan

In May 2017, the Company’s shareholders approved the Starwood Property Trust, Inc. 2017 Manager Equity Plan (the “2017 Manager Equity Plan”), which replaced the Starwood Property Trust, Inc. Manager Equity Plan (“Manager Equity Plan”). In April 2018, we granted 775,000 RSUs to our Manager under the 2017 Manager Equity Plan.  In March 2017, we granted 1,000,000 RSUs to our Manager under the Manager Equity Plan.  In May 2015, we granted 675,000 RSUs to our Manager under the Manager Equity Plan.  In connection with these grants and prior similar grants, we recognized share-based compensation expense of $3.2 million and $2.9 million within management fees in our condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018, respectively. Refer to Note 16 for further discussion of these grants.

Investments in Loans

In February 2019, the Company acquired a $60.0 million first priority infrastructure term loan participation which bears interest at LIBOR plus 3.75%.  The loan is secured by two domestic natural gas power plants.  An affiliate of our Manager, Starwood Energy Group, is the loan sponsor.

In March 2019, the Company originated a $22.5 million loan to refinance the debt of a commercial real estate partnership in which we hold a 50% equity interest.

During the three months ended March 31, 2019, the Company acquired $71.9 million of loans held-for-sale from a residential mortgage originator in which it holds an equity interest. Refer to Note 7 for further discussion.

Other Related-Party Arrangements

In March 2019, we engaged Highmark Residential (“Highmark”) (formerly known as Milestone Management), an affiliate of our Manager, to provide property management services for nine additional properties within our Woodstar I Portfolio, bringing the total number of our properties managed by Highmark to 19.  Fees paid to Highmark are calculated as a percentage of gross receipts and are at market terms.  During the three months ended March 31, 2019, property management fees paid to Highmark were $0.3 million.

Acquisitions from Consolidated CMBS Trusts

Our Investing and Servicing Segment acquires interests in properties for its REIS Equity Portfolio from CMBS trusts, some of which are consolidated as VIEs on our balance sheet.  Acquisitions from consolidated VIEs are reflected as repayment of debt of consolidated VIEs in our condensed consolidated statements of cash flows.  No real estate assets were acquired from consolidated CMBS trusts during the three months ended March 31, 2019. During the three months ended March 31, 2018, we acquired $27.7 million of net real estate assets from consolidated CMBS trusts for a gross purchase price of $28.0 million.

Refer to Note 16 to the consolidated financial statements included in our Form 10-K for further discussion of related-party agreements.

16. Stockholders’ Equity and Non-Controlling Interests

During the three months ended March 31, 2019, our board of directors declared the following dividends:

Declaration Date	Record Date	Ex-Dividend Date	Payment Date	Amount	Frequency
2/28/19	3/29/19	3/28/19	4/15/19	$0.48	Quarterly

During the three months ended March 31, 2019, we issued 3.6 million shares of common stock in connection with the settlement of $78.0 million of our 2019 Notes.  Refer to Note 10 for further discussion.

During the three months ended March 31, 2019 and 2018, there were no shares issued under our At-The-Market Equity Offering Sales Agreement.  During the three months ended March 31, 2019 and 2018, shares issued under the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) were not material.

In February 2017, our board of directors extended the term of our $500.0 million common stock and Convertible Note repurchase program through January 2019.  Refer to Note 17 to the consolidated financial statements included in our Form 10-K for further information regarding the repurchase program. There were no share or Convertible Notes repurchases under the repurchase program during the three months ended March 31, 2019.  During the three months ended March 31, 2018, we repurchased 573,255 shares of common stock for $12.1 million and no Convertible Notes under our repurchase program.

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

The table below summarizes our share awards granted or vested under the Manager Equity Plan and the 2017 Manager Equity Plan during the three months ended March 31, 2019 and 2018 (dollar amounts in thousands):

Grant Date	Type	Amount Granted	Grant Date Fair Value	Vesting Period
April 2018	RSU	775,000	$16,329	3 years
March 2017	RSU	1,000,000	22,240	3 years
May 2015	RSU	675,000	16,511	3 years

Schedule of Non-Vested Shares and Share Equivalents

		2017		Weighted Average
	2017	Manager		Grant Date Fair
	Equity Plan	Equity Plan	Total	Value (per share)
Balance as of January 1, 2019	1,436,445	997,920	2,434,365	$21.52
Granted	383,190	—	383,190	22.58
Vested	(402,541)	(147,916)	(550,457)	21.41
Forfeited	(4,419)	—	(4,419)	22.67
Balance as of March 31, 2019	1,412,675	850,004	2,262,679	21.72

As of March 31, 2019, there were 8.8 million shares of common stock available for future grants under the 2017 Manager Equity Plan and the 2017 Equity Plan.

Non-Controlling Interests in Consolidated Subsidiaries

In connection with our Woodstar II Portfolio acquisitions, we issued 11.9 million Class A Units in SPT Dolphin and have an obligation to issue an additional 0.2 million Class A Units if certain contingent events occur.  The Class A Units are redeemable for consideration equal to the current share price of the Company’s common stock on a one-for-one basis, with the consideration paid in either cash or the Company’s common stock, at the determination of the Company.  In consolidation, the issued Class A Units are reflected as non-controlling interests in consolidated subsidiaries on our condensed consolidated balance sheets.

To the extent SPT Dolphin has sufficient cash available, the Class A Units earn a preferred return indexed to the dividend rate of the Company’s common stock.  Any distributions made pursuant to this waterfall are recognized within net income attributable to non-controlling interests in our condensed consolidated statements of operations.  During the three months ended March 31, 2019 and 2018, we recognized net income attributable to non-controlling interests of $5.7 million and $2.5 million, respectively, associated with these Class A Units.

17. Earnings per Share

The following table provides a reconciliation of net income and the number of shares of common stock used in the computation of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2019	2018
Basic Earnings
Income attributable to STWD common stockholders	$70,383	$99,932
Less: Income attributable to participating shares not already deducted as non-controlling interests	(824)	(721)
Basic earnings	$69,559	$99,211

Diluted Earnings
Income attributable to STWD common stockholders	$70,383	$99,932
Less: Income attributable to participating shares not already deducted as non-controlling interests	(824)	(721)
Add: Interest expense on Convertible Notes (1)	*	—
Add: Loss on extinguishment of Convertible Notes (1)	*	—
Diluted earnings	$69,559	$99,211

Number of Shares:
Basic — Average shares outstanding	277,544	260,664
Effect of dilutive securities — Convertible Notes (1)	*	1,209
Effect of dilutive securities — Contingently issuable shares	—	229
Effect of dilutive securities — Unvested non-participating shares	154	22
Diluted — Average shares outstanding	277,698	262,124

Earnings Per Share Attributable to STWD Common Stockholders:
Basic	$0.25	$0.38
Diluted	$0.25	$0.38

(1)

Prior to June 30, 2018, the Company had asserted its intent and ability to settle the principal amount of the Convertible Notes in cash.  Accordingly, under GAAP, the dilutive effect to EPS for the prior year period was determined using the treasury stock method by dividing only the “conversion spread value” of the “in-the-money” Convertible Notes by the Company’s average share price and including the resulting share amount in the diluted EPS denominator.  The conversion value of the principal amount of the Convertible Notes was not included.  Effective June 30, 2018, the Company no longer asserts its intent to fully settle the principal amount of the Convertible Notes in cash upon conversion.  Accordingly, under GAAP, the dilutive effect to EPS for the current year period is determined using the “if-converted” method whereby interest expense or any loss on extinguishment of our Convertible Notes is added back to the diluted EPS numerator and the full number of potential shares contingently issuable upon their conversion is included in the diluted EPS denominator, if dilutive. Refer to Note 10 for further discussion.

*Our Convertible Notes were not dilutive for the three months ended March 31, 2019.

As of March 31, 2019 and 2018, participating shares of 13.6 million and 11.3 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above. Such participating shares at March 31, 2019 and 2018 included 11.9 million and 9.8 million potential shares, respectively, of our common stock issuable upon redemption of the Class A Units in SPT Dolphin, as discussed in Note 16.

18. Accumulated Other Comprehensive Income

The changes in AOCI by component are as follows (amounts in thousands):

		Cumulative
		Unrealized Gain
	Effective Portion of	(Loss) on	Foreign
	Cumulative Loss on	Available-for-	Currency
	Cash Flow Hedges	Sale Securities	Translation	Total
Three Months Ended March 31, 2019
Balance at January 1, 2019	$—	$53,515	$5,145	$58,660
OCI before reclassifications	—	(387)	(2,475)	(2,862)
Amounts reclassified from AOCI	—	—	—	—
Net period OCI	—	(387)	(2,475)	(2,862)
Balance at March 31, 2019	$—	$53,128	$2,670	$55,798
Three Months Ended March 31, 2018
Balance at January 1, 2018	$25	$57,889	$12,010	$69,924
OCI before reclassifications	9	1,209	4,218	5,436
Amounts reclassified from AOCI	(4)	(46)	—	(50)
Net period OCI	5	1,163	4,218	5,386
Balance at March 31, 2018	$30	$59,052	$16,228	$75,310

The reclassifications out of AOCI impacted the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 as follows (amounts in thousands):

	Amounts Reclassified from
	AOCI during the Three Months		Affected Line Item
	Ended March 31,		in the Statements
Details about AOCI Components	2019	2018	of Operations
Gain (loss) on cash flow hedges:
Interest rate contracts	$—	$4	Interest expense
Unrealized gains (losses) on available-for-sale securities:
Interest realized upon collection	—	46	Interest income from investment securities
Total reclassifications for the period	$—	$50

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

Fair Value Disclosures

The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the condensed consolidated balance sheets by their level in the fair value hierarchy as of March 31, 2019 and December 31, 2018 (amounts in thousands):

	March 31, 2019
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$841,687	$—	$—	$841,687
RMBS	204,835	—	—	204,835
CMBS	49,105	—	10,770	38,335
Equity security	12,506	12,506	—	—
Domestic servicing rights	19,790	—	—	19,790
Derivative assets	47,410	—	47,410	—
VIE assets	56,974,864	—	—	56,974,864
Total	$58,150,197	$12,506	$58,180	$58,079,511
Financial Liabilities:
Derivative liabilities	$10,163	$—	$10,163	$—
VIE liabilities	55,727,776	—	53,681,217	2,046,559
Total	$55,737,939	$—	$53,691,380	$2,046,559

	December 31, 2018
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$671,282	$—	$—	$671,282
RMBS	209,079	—	—	209,079
CMBS	41,347	—	16,119	25,228
Equity security	11,893	11,893	—	—
Domestic servicing rights	20,557	—	—	20,557
Derivative assets	52,691	—	52,691	—
VIE assets	53,446,364	—	—	53,446,364
Total	$54,453,213	$11,893	$68,810	$54,372,510
Financial Liabilities:
Derivative liabilities	$15,415	$—	$15,415	$—
VIE liabilities	52,195,042	—	50,753,596	1,441,446
Total	$52,210,457	$—	$50,769,011	$1,441,446

The changes in financial assets and liabilities classified as Level III are as follows for the three months ended March 31, 2019 and 2018 (amounts in thousands):

				Domestic
	Loans			Servicing		VIE
Three Months Ended March 31, 2019	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
January 1, 2019 balance	$671,282	$209,079	$25,228	$20,557	$53,446,364	$(1,441,446)	$52,931,064
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	11,266	—	(295)	(767)	294,345	33,957	338,506
Net accretion	—	2,503	—	—	—	—	2,503
Included in OCI	—	(387)	—	—	—	—	(387)
Purchases / Originations	740,296	—	—	—	—	—	740,296
Sales	(561,702)	—	(3,228)	—	—	—	(564,930)
Issuances	—	—	—	—	—	(33,678)	(33,678)
Cash repayments / receipts	(19,455)	(6,360)	(188)	—	—	(389)	(26,392)
Transfers into Level III	—	—	5,350	—	—	(670,742)	(665,392)
Transfers out of Level III	—	—	—	—	—	136,592	136,592
Consolidation of VIEs	—	—	—	—	3,280,065	(103,309)	3,176,756
Deconsolidation of VIEs	—	—	11,468	—	(45,910)	32,456	(1,986)
March 31, 2019 balance	$841,687	$204,835	$38,335	$19,790	$56,974,864	$(2,046,559)	$56,032,952
Amount of total gains (losses) included in earnings attributable to assets still held at March 31, 2019	$3,169	$2,503	$(567)	$(767)	$294,345	$33,957	$332,640

				Domestic
	Loans			Servicing		VIE
Three Months Ended March 31, 2018	Held‑for‑sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
January 1, 2018 balance	$745,743	$247,021	$24,191	$30,759	$51,045,874	$(2,188,937)	$49,904,651
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	7,800	—	555	(5,814)	(2,027,208)	237,090	(1,787,577)
Net accretion	—	2,819	—	—	—	—	2,819
Included in OCI	—	1,163	—	—	—	—	1,163
Purchases / Originations	277,259	—	—	—	—	—	277,259
Sales	(266,632)	—	—	—	—	—	(266,632)
Issuances	—	—	—	—	—	(7,948)	(7,948)
Cash repayments / receipts	(40,437)	(10,150)	(777)	—	—	(12,633)	(63,997)
Transfers into Level III	—	—	—	—	—	(530,888)	(530,888)
Transfers out of Level III	—	—	—	—	—	208,258	208,258
Consolidation of VIEs	—	—	—	—	1,089,881	—	1,089,881
Deconsolidation of VIEs	—	—	—	—	(875,240)	89,324	(785,916)
March 31, 2018 balance	$723,733	$240,853	$23,969	$24,945	$49,233,307	$(2,205,734)	$48,041,073
Amount of total (losses) gains included in earnings attributable to assets still held at March 31, 2018	$(640)	$2,772	$555	$(5,814)	$(2,027,208)	$237,090	$(1,793,245)

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

The following table presents the fair values, all of which are classified in Level III of the fair value hierarchy, of our financial instruments not carried at fair value on the condensed consolidated balance sheets (amounts in thousands):

	March 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets not carried at fair value:
Loans held-for-investment, loans held-for-sale and loans transferred as secured borrowings	$9,267,528	$9,315,914	$9,122,972	$9,178,709
HTM debt securities	643,787	643,464	644,149	643,948
Financial liabilities not carried at fair value:
Secured financing agreements and secured borrowings on transferred loans	$9,234,910	$9,139,056	$8,757,804	$8,662,548
Unsecured senior notes	1,922,795	1,962,208	1,998,831	1,945,160

The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Carrying Value at	Valuation	Unobservable	Range as of (1)
	March 31, 2019	Technique	Input	March 31, 2019	December 31, 2018
Loans held-for-sale, fair value option	$841,687	Discounted cash flow	Yield (b)	4.2% - 6.0%	4.6% - 6.1%
			Duration (c)	2.4 - 13.6 years	2.5 - 14.4 years
RMBS	204,835	Discounted cash flow	Constant prepayment rate (a)	2.0% - 22.2%	3.2% - 25.2%
			Constant default rate (b)	1.0% - 4.6%	1.1% - 5.5%
			Loss severity (b)	0% - 76% (e)	0% - 73% (e)
			Delinquency rate (c)	6% - 31%	4% - 31%
			Servicer advances (a)	21% - 85%	21% - 83%
			Annual coupon deterioration (b)	0% - 1.8%	0% - 1.4%
			Putback amount per projected total collateral loss (d)	0% - 7%	0% - 7%
CMBS	38,335	Discounted cash flow	Yield (b)	0% - 166.3%	0% - 473.5%
			Duration (c)	0 - 9.7 years	0 - 9.7 years
Domestic servicing rights	19,790	Discounted cash flow	Debt yield (a)	7.75%	7.75%
			Discount rate (b)	15%	15%
			Control migration (b)	0% - 80%	0% - 80%
VIE assets	56,974,864	Discounted cash flow	Yield (b)	0% - 401.4%	0% - 290.9%
			Duration (c)	0 - 13.4 years	0 - 20.4 years
VIE liabilities	(2,046,559)	Discounted cash flow	Yield (b)	0% - 401.4%	0% - 290.9%
			Duration (c)	0 - 13.4 years	0 - 13.7 years

(1)	The ranges of significant unobservable inputs are represented in percentages and years.

Sensitivity of the Fair Value to Changes in the Unobservable Inputs

(a)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
(b)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.
(c)

Significant increase (decrease) in the unobservable input in isolation would result in either a significantly lower or higher (higher or lower) fair value measurement depending on the structural features of the security in question.

(d)	Any delay in the putback recovery date leads to a decrease in fair value for the majority of securities in our RMBS portfolio.
(e)	41% and 55% of the portfolio falls within a range of 45%-80% as of March 31, 2019 and December 31, 2018, respectively.

20.  Income Taxes

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

Our TRSs engage in various real estate related operations, including special servicing of commercial real estate, originating and securitizing commercial mortgage loans, and investing in entities which engage in real estate related operations. As of March 31, 2019 and December 31, 2018, approximately $980.5 million and $553.5 million, respectively, of assets were owned by TRS entities. Our TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.

The following table is a reconciliation of our U.S. federal income tax determined using our statutory federal tax rate to our reported income tax provision for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended March 31,
	2019		2018
Federal statutory tax rate	$16,137	21.0%	$22,606	21.0%
REIT and other non-taxable income	(16,160)	(21.0)%	(20,343)	(18.9)%
State income taxes	(6)	—%	593	0.6%
Federal benefit of state tax deduction	1	—%	(124)	(0.1)%
Other	362	0.4%	124	0.1%
Effective tax rate	$334	0.4%	$2,856	2.7%

21. Commitments and Contingencies

As of March 31, 2019, our Commercial and Residential Lending Segment had future commercial loan funding commitments totaling $1.9 billion, of which we expect to fund $1.7 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Additionally, as of March 31, 2019, our Commercial and Residential Lending Segment had no outstanding residential mortgage loan purchase commitments under an agreement to purchase up to $600.0 million of residential mortgage loans that meet our investment criteria from a third party residential mortgage originator.

As of March 31, 2019, our Infrastructure Lending Segment had future infrastructure loan funding commitments totaling $341.8 million, including $221.0 million under revolvers and letters of credit (“LCs”), and $120.8 million under delayed draw term loans.  As of March 31, 2019, $20.9 million of revolvers and LCs were outstanding.

In connection with the Infrastructure Lending Segment acquisition, we assumed guarantees of certain borrowers’ performance under existing interest rate swaps.  As of March 31, 2019, we had 11 outstanding guarantees on interest rate swaps maturing between December 2020 and June 2045. Refer to Note 12 for further discussion.

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

Lease Commitment Disclosures

Our lease commitments consist of corporate office leases and ground leases for investment properties, all of which are classified as operating leases.  We sublease some of the space within our corporate offices to third parties.  Our lease costs and sublease income were as follows (in thousands):

	For the Three Months Ended
	March 31,
	2019	2018
Operating lease costs	$1,238	$1,253
Short-term lease costs	24	30
Sublease income	(399)	(439)
Total lease cost	$863	$844

Information concerning our operating lease liabilities, which are classified within accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheet as of March 31, 2019, is as follows (dollars in thousands):

For the Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities—operating	$1,291

	March 31, 2019
Weighted-average remaining lease term	2.25	years
Weighted-average discount rate	5.0%

Future maturity of operating lease liabilities:
2019 (remainder of)	$3,924
2020	5,292
2021	2,216
2022	—
2023	—
Thereafter	—
Total	11,432
Less interest component	(621)
Operating lease liability	$10,811

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

The table below presents our results of operations for the three months ended March 31, 2019 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$154,595	$26,915	$—	$1,906	$—	$183,416	$—	$183,416
Interest income from investment securities	19,908	885	—	24,293	—	45,086	(27,454)	17,632
Servicing fees	123	—	—	27,243	—	27,366	(2,933)	24,433
Rental income	—	—	70,521	13,312	—	83,833	—	83,833
Other revenues	204	686	78	196	20	1,184	(18)	1,166
Total revenues	174,830	28,486	70,599	66,950	20	340,885	(30,405)	310,480
Costs and expenses:
Management fees	411	—	—	18	22,988	23,417	49	23,466
Interest expense	61,604	18,577	18,990	7,746	27,915	134,832	(160)	134,672
General and administrative	6,768	4,479	1,518	18,851	3,226	34,842	88	34,930
Acquisition and investment pursuit costs	249	16	—	77	—	342	—	342
Costs of rental operations	19	—	22,937	6,695	—	29,651	—	29,651
Depreciation and amortization	71	—	23,896	5,287	—	29,254	—	29,254
Loan loss provision, net	(11)	774	—	—	—	763	—	763
Other expense	77	—	134	—	—	211	—	211
Total costs and expenses	69,188	23,846	67,475	38,674	54,129	253,312	(23)	253,289
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	47,836	47,836
Change in fair value of servicing rights	—	—	—	(515)	—	(515)	(252)	(767)
Change in fair value of investment securities, net	(1,694)	—	—	18,140	—	16,446	(16,384)	62
Change in fair value of mortgage loans held-for-sale, net	1,386	—	—	9,880	—	11,266	—	11,266
Earnings (loss) from unconsolidated entities	577	—	(43,805)	594	—	(42,634)	(566)	(43,200)
Gain on sale of investments and other assets, net	2,755	790	—	940	—	4,485	—	4,485
(Loss) gain on derivative financial instruments, net	(9,297)	(395)	1,290	(3,432)	9,627	(2,207)	—	(2,207)
Foreign currency gain (loss), net	5,239	300	9	(1)	—	5,547	—	5,547
(Loss) gain on extinguishment of debt	—	(3,304)	—	—	6	(3,298)	—	(3,298)
Other loss, net	—	—	—	—	(73)	(73)	—	(73)
Total other income (loss)	(1,034)	(2,609)	(42,506)	25,606	9,560	(10,983)	30,634	19,651
Income (loss) before income taxes	104,608	2,031	(39,382)	53,882	(44,549)	76,590	252	76,842
Income tax benefit (provision)	248	85	(258)	(409)	—	(334)	—	(334)
Net income (loss)	104,856	2,116	(39,640)	53,473	(44,549)	76,256	252	76,508
Net (income) loss attributable to non-controlling interests	(371)	—	(5,717)	215	—	(5,873)	(252)	(6,125)
Net income (loss) attributable to Starwood Property Trust, Inc.	$104,485	$2,116	$(45,357)	$53,688	$(44,549)	$70,383	$—	$70,383

The table below presents our results of operations for the three months ended March 31, 2018 by business segment (amounts in thousands):

	Commercial and
	Residential		Investing
	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$134,972	$—	$2,648	$—	$137,620	$—	$137,620
Interest income from investment securities	14,439	—	34,399	—	48,838	(33,569)	15,269
Servicing fees	165	—	33,434	—	33,599	(7,532)	26,067
Rental income	—	66,710	14,400	—	81,110	—	81,110
Other revenues	194	101	228	52	575	(54)	521
Total revenues	149,770	66,811	85,109	52	301,742	(41,155)	260,587
Costs and expenses:
Management fees	480	—	18	30,051	30,549	93	30,642
Interest expense	32,021	16,534	5,095	33,803	87,453	(270)	87,183
General and administrative	6,695	1,859	21,020	2,482	32,056	86	32,142
Acquisition and investment pursuit costs	220	6	151	—	377	—	377
Costs of rental operations	—	23,488	6,205	—	29,693	—	29,693
Depreciation and amortization	17	26,469	5,258	—	31,744	—	31,744
Loan loss provision, net	1,538	—	—	—	1,538	—	1,538
Other expense	77	—	27	—	104	—	104
Total costs and expenses	41,048	68,356	37,774	66,336	213,514	(91)	213,423
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	52,653	52,653
Change in fair value of servicing rights	—	—	(9,168)	—	(9,168)	3,354	(5,814)
Change in fair value of investment securities, net	(704)	—	13,979	—	13,275	(13,424)	(149)
Change in fair value of mortgage loans held-for-sale, net	(1,692)	—	9,492	—	7,800	—	7,800
Earnings (loss) from unconsolidated entities	1,444	(3,515)	1,596	—	(475)	(987)	(1,462)
Gain on sale of investments and other assets, net	279	3,942	6,439	—	10,660	—	10,660
(Loss) gain on derivative financial instruments, net	(10,818)	1,919	5,042	(13,002)	(16,859)	—	(16,859)
Foreign currency gain (loss), net	13,550	2	(3)	—	13,549	—	13,549
Other income, net	43	17	48	—	108	—	108
Total other income (loss)	2,102	2,365	27,425	(13,002)	18,890	41,596	60,486
Income (loss) before income taxes	110,824	820	74,760	(79,286)	107,118	532	107,650
Income tax provision	(947)	(1,261)	(648)	—	(2,856)	—	(2,856)
Net income (loss)	109,877	(441)	74,112	(79,286)	104,262	532	104,794
Net income attributable to non-controlling interests	(361)	(2,453)	(1,516)	—	(4,330)	(532)	(4,862)
Net income (loss) attributable to Starwood Property Trust, Inc.	$109,516	$(2,894)	$72,596	$(79,286)	$99,932	$—	$99,932

The table below presents our condensed consolidated balance sheet as of March 31, 2019 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$13,206	$58	$36,107	$47,225	$295,463	$392,059	$20,211	$412,270
Restricted cash	32,156	68,057	19,671	13,295	535	133,714	—	133,714
Loans held-for-investment, net	7,513,130	1,450,097	—	1,498	—	8,964,725	—	8,964,725
Loans held-for-sale	688,435	302,803	—	153,252	—	1,144,490	—	1,144,490
Investment securities	1,061,011	59,610	—	992,739	—	2,113,360	(1,203,127)	910,233
Properties, net	8,937	—	2,487,285	273,152	—	2,769,374	—	2,769,374
Intangible assets	—	—	85,356	75,806	—	161,162	(24,327)	136,835
Investment in unconsolidated entities	35,351	—	70,557	54,251	—	160,159	(35,799)	124,360
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Derivative assets	14,247	1,029	32,093	41	—	47,410	—	47,410
Accrued interest receivable	50,269	7,135	392	296	3,079	61,171	(857)	60,314
Other assets	11,259	72,720	65,898	75,348	1,944	227,169	(16)	227,153
VIE assets, at fair value	—	—	—	—	—	—	56,974,864	56,974,864
Total Assets	$9,428,001	$2,080,918	$2,797,359	$1,827,340	$301,021	$16,434,639	$55,730,949	$72,165,588
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$29,302	$6,788	$63,644	$71,675	$21,628	$193,037	$106	$193,143
Related-party payable	1	—	—	9	23,935	23,945	—	23,945
Dividends payable	—	—	—	—	135,889	135,889	—	135,889
Derivative liabilities	4,608	772	—	2,739	2,044	10,163	—	10,163
Secured financing agreements, net	5,010,958	1,410,124	1,876,514	653,078	298,186	9,248,860	(13,950)	9,234,910
Unsecured senior notes, net	—	—	—	—	1,922,795	1,922,795	—	1,922,795
VIE liabilities, at fair value	—	—	—	—	—	—	55,727,776	55,727,776
Total Liabilities	5,044,869	1,417,684	1,940,158	727,501	2,404,477	11,534,689	55,713,932	67,248,621
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	2,855	2,855	—	2,855
Additional paid-in capital	1,199,646	663,692	631,392	118,760	2,466,683	5,080,173	—	5,080,173
Treasury stock	—	—	—	—	(104,194)	(104,194)	—	(104,194)
Accumulated other comprehensive income (loss)	53,128	—	2,734	(64)	—	55,798	—	55,798
Retained earnings (accumulated deficit)	3,120,166	(458)	(31,787)	967,326	(4,468,800)	(413,553)	—	(413,553)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,372,940	663,234	602,339	1,086,022	(2,103,456)	4,621,079	—	4,621,079
Non-controlling interests in consolidated subsidiaries	10,192	—	254,862	13,817	—	278,871	17,017	295,888
Total Equity	4,383,132	663,234	857,201	1,099,839	(2,103,456)	4,899,950	17,017	4,916,967
Total Liabilities and Equity	$9,428,001	$2,080,918	$2,797,359	$1,827,340	$301,021	$16,434,639	$55,730,949	$72,165,588

The table below presents our condensed consolidated balance sheet as of December 31, 2018 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$14,385	13	$27,408	$31,449	$164,015	$237,270	$2,554	$239,824
Restricted cash	28,324	175,659	25,144	11,679	7,235	248,041	—	248,041
Loans held-for-investment, net	7,072,220	1,456,779	—	3,357	—	8,532,356	—	8,532,356
Loans held-for-sale	670,155	469,775	—	47,622	—	1,187,552	—	1,187,552
Loans transferred as secured borrowings	74,346	—	—	—	—	74,346	—	74,346
Investment securities	1,050,920	60,768	—	998,820	—	2,110,508	(1,204,040)	906,468
Properties, net	—	—	2,512,847	272,043	—	2,784,890	—	2,784,890
Intangible assets	—	—	90,889	78,219	—	169,108	(24,075)	145,033
Investment in unconsolidated entities	35,274	—	114,362	44,129	—	193,765	(22,000)	171,765
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Derivative assets	18,174	1,066	32,733	718	—	52,691	—	52,691
Accrued interest receivable	39,862	6,982	359	616	13,177	60,996	(641)	60,355
Other assets	13,958	20,472	67,098	49,363	2,057	152,948	(26)	152,922
VIE assets, at fair value	—	—	—	—	—	—	53,446,364	53,446,364
Total Assets	$9,017,618	2,310,923	$2,870,840	$1,678,452	$186,484	$16,064,317	$52,198,136	$68,262,453
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$26,508	26,476	$67,415	$75,655	$21,467	$217,521	$142	$217,663
Related-party payable	—	—	—	53	43,990	44,043	—	44,043
Dividends payable	—	—	—	—	133,466	133,466	—	133,466
Derivative liabilities	1,290	477	37	1,423	12,188	15,415	—	15,415
Secured financing agreements, net	4,405,599	1,524,551	1,884,187	585,258	297,920	8,697,515	(13,950)	8,683,565
Unsecured senior notes, net	—	—	—	—	1,998,831	1,998,831	—	1,998,831
Secured borrowings on transferred loans	74,239	—	—	—	—	74,239	—	74,239
VIE liabilities, at fair value	—	—	—	—	—	—	52,195,042	52,195,042
Total Liabilities	4,507,636	1,551,504	1,951,639	662,389	2,507,862	11,181,030	52,181,234	63,362,264
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	2,808	2,808	—	2,808
Additional paid-in capital	1,430,503	761,992	645,561	87,779	2,069,321	4,995,156	—	4,995,156
Treasury stock	—	—	—	—	(104,194)	(104,194)	—	(104,194)
Accumulated other comprehensive income (loss)	53,516	—	5,208	(64)	—	58,660	—	58,660
Retained earnings (accumulated deficit)	3,015,676	(2,573)	13,570	913,642	(4,289,313)	(348,998)	—	(348,998)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,499,695	759,419	664,339	1,001,357	(2,321,378)	4,603,432	—	4,603,432
Non-controlling interests in consolidated subsidiaries	10,287	—	254,862	14,706	—	279,855	16,902	296,757
Total Equity	4,509,982	759,419	919,201	1,016,063	(2,321,378)	4,883,287	16,902	4,900,189
Total Liabilities and Equity	$9,017,618	2,310,923	$2,870,840	$1,678,452	$186,484	$16,064,317	$52,198,136	$68,262,453

23. Subsequent Events

Our significant events subsequent to March 31, 2019 were as follows:

Dividend Declaration

On May 8, 2019, our board of directors declared a dividend of $0.48 per share for the second quarter of 2019, which is payable on July 15, 2019 to common stockholders of record as of June 28, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the information included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (our “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements.  See “Special Note Regarding Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q.

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

We have four reportable business segments as of March 31, 2019 and we refer to the investments within these segments as our target assets:

•

Real estate commercial and residential lending (the “Commercial and Residential Lending Segment”)—engages primarily in originating, acquiring, financing and managing commercial and residential first mortgages, subordinated mortgages, mezzanine loans, preferred equity, commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”) and other real estate and real estate-related debt investments in both the U.S. and Europe (including distressed or non-performing loans).

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

Developments During the First Quarter of 2019

•	The Commercial and Residential Lending Segment originated $1.0 billion of commercial loans during the quarter, including the following:

o	$379.0 million first mortgage and mezzanine loan for the acquisition and redevelopment of two office buildings located in Manhattan, New York, of which the Company funded $236.0 million.

o

₤249.9 million first mortgage loan to the owner of the United Kingdom’s market leading convention and exhibition center business.  The loan is secured by five large conference facilities totaling over two million square feet and was fully funded.

o	$145.0 million first mortgage and mezzanine loan for the acquisition of a newly constructed, full-service hotel located in New York, New York, which the Company fully funded.

o	$97.2 million first mortgage and mezzanine loan for the refinancing of three Class A office buildings located in Herndon, Virginia, of which the Company funded $73.3 million.

•	Funded $218.9 million of previously originated commercial loan commitments.

•	Received gross proceeds of $655.8 million (net proceeds of $183.4 million) from sales, maturities and principal repayments on our commercial loans, of which $396.3 million related to loan sales.

•	Acquired $237.5 million of infrastructure loans and funded $46.3 million of existing infrastructure loan commitments.

•	Received proceeds of $172.7 million from sales of infrastructure loans and $285.2 million from repayments and maturities.

•	Received proceeds of $352.0 million, including retained RMBS of $26.3 million, from the securitization of $340.2 million of residential mortgage loans.

•	Originated commercial conduit loans of $282.8 million. Separately, received proceeds of $186.8 million from sales of previously originated commercial conduit loans.

•	Obtained four new special servicing assignments for CMBS trusts with a total unpaid principal balance of $3.2 billion.

•	Sold CMBS held by our Investing and Servicing Segment for total gross proceeds of $36.9 million and acquired CMBS for a purchase price of $13.3 million.

•	Settled the remaining $78.0 million of our 4.00% Convertible Senior Notes due 2019 (the “2019 Notes”) through the issuance of 3.6 million shares of common stock and cash payments of $12.0 million.

Subsequent Events

Refer to Note 23 to the Condensed Consolidated Financial Statements for disclosure regarding significant transactions that occurred subsequent to March 31, 2019.

Results of Operations

The discussion below is based on accounting principles generally accepted in the United States of America (“GAAP”) and therefore reflects the elimination of certain key financial statement line items related to the consolidation of securitization variable interest entities (“VIEs”), particularly within revenues and other income, as discussed in Note 2 to the Condensed Consolidated Financial Statements. For a discussion of our results of operations excluding the impact of Accounting Standards Codification (“ASC”) Topic 810 as it relates to the consolidation of securitization VIEs, refer to the section captioned “Non-GAAP Financial Measures”.

The following table compares our summarized results of operations for the three months ended March 31, 2019 and 2018 by business segment (amounts in thousands):

	For the Three Months Ended
	March 31,
	2019	2018	$ Change
Revenues:
Commercial and Residential Lending Segment	$174,830	$149,770	$25,060
Infrastructure Lending Segment	28,486	—	28,486
Property Segment	70,599	66,811	3,788
Investing and Servicing Segment	66,950	85,109	(18,159)
Corporate	20	52	(32)
Securitization VIE eliminations	(30,405)	(41,155)	10,750
	310,480	260,587	49,893
Costs and expenses:
Commercial and Residential Lending Segment	69,188	41,048	28,140
Infrastructure Lending Segment	23,846	—	23,846
Property Segment	67,475	68,356	(881)
Investing and Servicing Segment	38,674	37,774	900
Corporate	54,129	66,336	(12,207)
Securitization VIE eliminations	(23)	(91)	68
	253,289	213,423	39,866
Other income (loss):
Commercial and Residential Lending Segment	(1,034)	2,102	(3,136)
Infrastructure Lending Segment	(2,609)	—	(2,609)
Property Segment	(42,506)	2,365	(44,871)
Investing and Servicing Segment	25,606	27,425	(1,819)
Corporate	9,560	(13,002)	22,562
Securitization VIE eliminations	30,634	41,596	(10,962)
	19,651	60,486	(40,835)
Income (loss) before income taxes:
Commercial and Residential Lending Segment	104,608	110,824	(6,216)
Infrastructure Lending Segment	2,031	—	2,031
Property Segment	(39,382)	820	(40,202)
Investing and Servicing Segment	53,882	74,760	(20,878)
Corporate	(44,549)	(79,286)	34,737
Securitization VIE eliminations	252	532	(280)
	76,842	107,650	(30,808)
Income tax provision	(334)	(2,856)	2,522
Net income attributable to non-controlling interests	(6,125)	(4,862)	(1,263)
Net income attributable to Starwood Property Trust, Inc.	$70,383	$99,932	$(29,549)

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Commercial and Residential Lending Segment

Revenues

For the three months ended March 31, 2019, revenues of our Commercial and Residential Lending Segment increased $25.0 million to $174.8 million, compared to $149.8 million for the three months ended March 31, 2018. This increase was primarily due to increases in interest income from loans of $19.6 million and investment securities of $5.4 million.  The increase in interest income from loans was principally due to (i) increased LIBOR rates and (ii) higher average balances of both commercial loans and residential loans held-for-sale, partially offset by (iii) lower levels of prepayment related income and (iv) the compression of interest rate spreads in credit markets.  The increase in interest income from investment securities was primarily due to higher average investment balances partially offset by lower levels of prepayment related income.

Costs and Expenses

For the three months ended March 31, 2019, costs and expenses of our Commercial and Residential Lending Segment increased $28.2 million to $69.2 million, compared to $41.0 million for the three months ended March 31, 2018. This increase was primarily due to a $29.6 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	March 31,
	2019	2018	Change
Interest income from loans	$154,595	$134,972	$19,623
Interest income from investment securities	19,908	14,439	5,469
Interest expense	(61,604)	(32,021)	(29,583)
Net interest income	$112,899	$117,390	$(4,491)

For the three months ended March 31, 2019, net interest income of our Commercial and Residential Lending Segment decreased $4.5 million to $112.9 million, compared to $117.4 million for the three months ended March 31, 2018.  This decrease reflects the net increase in interest income explained in the Revenues discussion above, which was more than offset by the increase in interest expense on our secured financing facilities primarily due to increased utilization of our available borrowing capacity and lower prepayment related income.

During the three months ended March 31, 2019 and 2018, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities were as follows:

	For the Three Months Ended
	March 31,
	2019	2018
Commercial	7.4%	7.5%
Residential	6.6%	6.8%
Overall	7.3%	7.4%

The overall weighted average unlevered yield was slightly lower as increases in LIBOR were more than offset by lower levels of prepayment related income and the compression of interest rate spreads in credit markets.

During the three months ended March 31, 2019 and 2018, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 4.6% and 4.1%, respectively, and 4.6% and 4.0%, respectively, excluding the impact of bridge financing. The increases in borrowing rates primarily reflect increases in LIBOR, partially offset by the compression of interest rate spreads in credit markets.

Other Income (Loss)

For the three months ended March 31, 2019, other income (loss) of our Commercial and Residential Lending Segment decreased $3.1 million to a loss of $1.0 million, compared to income of $2.1 million for the three months ended March 31, 2018.  The decrease was primarily due to an $8.3 million decrease in foreign currency gain, partially offset by a $3.1 million favorable change in fair value of residential mortgage loans held-for-sale and a $1.5 million lower loss on derivatives.  The lower loss on derivatives reflects a $10.7 million lower loss on foreign currency hedges, partially offset by a $9.2 million unfavorable change in interest rate swaps.  The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and CMBS investments.  The lower loss on the foreign currency hedges and the decrease in foreign currency gain reflect the overall weakening of the U.S. dollar against the pound sterling (“GBP”) in the first quarter of 2019 versus a greater weakening of the U.S. dollar in the first quarter of 2018.  The interest rate swaps are used primarily to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments.

Infrastructure Lending Segment

The Infrastructure Lending Segment was acquired on September 19, 2018.  Accordingly, the following discussion reflects its results for the three months ended March 31, 2019 and includes no comparison to the three months ended March 31, 2018.

Revenues

Revenues of our Infrastructure Lending Segment were $28.5 million, including interest income of $26.9 million from loans and $0.9 million from investment securities.

Costs and Expenses

Costs and expenses of our Infrastructure Lending Segment were $23.8 million, consisting primarily of $18.6 million of interest expense on secured debt facilities used to finance this segment’s investment portfolio and $4.5 million of general and administrative expenses.

Net Interest Income (amounts in thousands)

For the Three Months Ended
March 31, 2019
Interest income from loans	$26,915
Interest income from investment securities	885
Interest expense	(18,577)
Net interest income	$9,223

Interest income from infrastructure loans and investment securities and interest expense on the secured financing facilities reflect primarily variable LIBOR based rates.  During the three months ended March 31, 2019, the weighted average unlevered yield on the Infrastructure Lending Segment’s loans and investment securities held-for-investment was 6.1% while the weighted average unlevered yield on its loans held-for-sale was 3.6%.  The weighted average secured borrowing rate on its debt facilities, including amortization of deferred financing fees, was 5.0%.

Other Loss

Other loss of our Infrastructure Lending Segment was $2.6 million, primarily reflecting a $3.3 million loss on extinguishment of debt resulting from the write-off of deferred financing fees relating to partial debt prepayments from proceeds of loan repayments and sales.

Property Segment

Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
		Costs and	Gain (loss) on derivative		Income (loss) before
	Revenues	expenses	financial instruments	Other income (loss)	income taxes
Master Lease Portfolio	$(5,433)	$(3,912)	$—	$(3,941)	$(5,462)
Medical Office Portfolio	(391)	(22)	(15,728)	—	(16,097)
Ireland Portfolio	(270)	(416)	15,098	7	15,251
Woodstar I Portfolio	785	(1,226)	—	—	2,011
Woodstar II Portfolio	9,097	4,959	—	(17)	4,121
Investment in unconsolidated entities	—	—	—	(40,290)	(40,290)
Other/Corporate	—	(264)	—	—	264
Total	$3,788	$(881)	$(630)	$(44,241)	$(40,202)

See Note 6 to the Condensed Consolidated Financial Statements for a description of the above-referenced Property Segment portfolios.

Revenues

For the three months ended March 31, 2019, revenues of our Property Segment increased $3.8 million to $70.6 million, compared to $66.8 million for the three months ended March 31, 2018.  The increase in revenues in the first quarter of 2019 was primarily due to the full period inclusion of rental income from the Woodstar II Portfolio, which was acquired over a period between December 2017 and September 2018, partially offset by a decrease in rental income from the Master Lease Portfolio due to (i) no longer recording as revenues and offsetting expenses property taxes paid directly by lessees, in accordance with the new lease accounting standard effective January 1, 2019 (see Note 2 to the Consolidated Financial Statements) and (ii) the sale of seven properties within the Master Lease portfolio during 2018.

Costs and Expenses

For the three months ended March 31, 2019, costs and expenses of our Property Segment decreased $0.9 million to $67.5 million, compared to $68.4 million for the three months ended March 31, 2018. The decrease in costs and expenses reflects decreases in each of the portfolios except for the Woodstar II Portfolio, which reflects an increase due to its full period inclusion.  The $3.9 million decrease in costs and expenses of the Master Lease Portfolio was primarily due to the effects of no longer recording property taxes paid directly by lessees and the sale of seven properties in 2018, both as discussed above.

Other Income (Loss)

For the three months ended March 31, 2019, other income (loss) of our Property Segment decreased $44.9 million to a loss of $42.5 million, compared to income of $2.4 million for the three months ended March 31, 2018. The decrease in other income was primarily due to (i) a $40.3 million increased loss from an unconsolidated entity, (ii) the non-recurrence of a $3.9 million net gain on sale of two properties in the Master Lease Portfolio during the first quarter of 2018 and (iii) a $0.6 million decreased net gain on derivatives.  The $40.3 million increased loss from an unconsolidated entity principally reflects the recognition of decreases in fair value of properties held by our equity investee that owns four regional shopping malls (the “Retail Fund”), which is an investment company that measures its assets at fair value (see Note 7 to the Consolidated Financial Statements).  The decreased net gain on derivatives consists of a $15.7 million unfavorable change in interest rate swaps which primarily hedge the variable interest rate risk on borrowings secured by our Medical Office Portfolio, partially offset by a $15.1 million favorable change in foreign exchange contracts which economically hedge our Euro currency exposure with respect to the Ireland Portfolio.

Investing and Servicing Segment

Revenues

For the three months ended March 31, 2019, revenues of our Investing and Servicing Segment decreased $18.2 million to $66.9 million, compared to $85.1 million for the three months ended March 31, 2018. The decrease in revenues in the first quarter of 2019 was primarily due to (i) a $10.1 million decrease in CMBS interest income principally due to lower interest recoveries, (ii) a $6.2 million decrease in servicing fees and (iii) a $1.1 million decrease in rental income on our REIS Equity Portfolio (described in Note 6 to the Condensed Consolidated Financial Statements) primarily due to sales of nine operating properties during 2018.

Costs and Expenses

For the three months ended March 31, 2019, costs and expenses of our Investing and Servicing Segment increased by $0.9 million to $38.7 million, compared to $37.8 million for the three months ended March 31, 2018.

Other Income

For the three months ended March 31, 2019, other income of our Investing and Servicing Segment decreased $1.8 million to $25.6 million, from $27.4 million for the three months ended March 31, 2018.  The decrease in other income was primarily due to (i) an $8.5 million unfavorable change in gain (loss) on derivatives which primarily hedge our interest rate risk on conduit loans and (ii) a $5.5 million decrease in gains on sales of operating properties, partially offset by (iii) an $8.6 million lesser decrease in fair value of servicing rights primarily reflecting the expected reduction in amortization of this deteriorating asset net of increases in fair value due to the attainment of new servicing contracts and (iv) a $4.1 million greater increase in fair value of CMBS securities.

Corporate and Other Items

Corporate Costs and Expenses

For the three months ended March 31, 2019, corporate expenses decreased $12.2 million to $54.1 million, compared to $66.3 million for the three months ended March 31, 2018. The decrease was primarily due to a $7.1 million decrease in management fees and a $5.9 million decrease in interest expense principally on lower average outstanding balances of our unsecured senior notes.

Corporate Other Income (Loss)

For the three months ended March 31, 2019, corporate other income (loss) increased $22.6 million to income of $9.6 million, compared to a loss of $13.0 million for the three months ended March 31, 2018. The increase in corporate other income was due to a favorable change in gain (loss) on interest rate swaps used to hedge a portion of our unsecured senior notes used to repay variable-rate secured financing.

Securitization VIE Eliminations

Securitization VIE eliminations primarily reclassify interest income and servicing fee revenues to other income for the CMBS and RMBS VIEs that we consolidate as primary beneficiary.  Such eliminations have no overall effect on net income attributable to Starwood Property Trust.  The reclassified revenues, along with applicable changes in fair value of investment securities and servicing rights, comprise the other income caption “Change in net assets related to consolidated VIEs,” which represents our beneficial interest in those consolidated VIEs.  The magnitude of the securitization VIE eliminations is merely a function of the number of CMBS and RMBS trusts consolidated in any given period, and as such, is not a meaningful indicator of operating results.  The eliminations primarily relate to CMBS trusts for which the Investing and Servicing Segment is deemed the primary beneficiary and, to a much lesser extent, some CMBS and RMBS trusts for which the Commercial and Residential Lending Segment is deemed the primary beneficiary.

Income Tax Provision

Historically, our consolidated income tax provision principally relates to the taxable nature of the Investing and Servicing Segment’s loan servicing and loan conduit businesses which are housed in TRSs. For the three months ended March 31, 2019, we had a tax provision of $0.3 million compared to $2.8 million in the three months ended March 31, 2018. The $2.5 million decrease primarily reflects a decrease in the taxable income of our TRSs.

Net Income Attributable to Non-controlling Interests

During the three months ended March 31, 2019, net income attributable to non-controlling interests increased $1.2 million to $6.1 million, compared to $4.9 million during the three months ended March 31, 2018.  The increase was primarily due to the effect of non-controlling interests in our Woodstar II Portfolio, which consists of properties acquired in and after December 2017.

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

(iii)

Subsidiary equity – The intent of a February 2018 amendment to our management agreement (the “Amendment”) is to treat subsidiary equity in the same manner as if parent equity had been issued.  The Class A Units issued in connection with the acquisition of assets in our Woodstar II Portfolio are currently excluded from our GAAP diluted share count, with the subsidiary equity represented as non-controlling interests in consolidated subsidiaries on our GAAP balance sheet.  Consistent with the amendment, we adjust GAAP diluted share count to include these subsidiary units.

The following table presents our diluted weighted average shares used in our GAAP EPS calculation reconciled to our diluted weighted average shares used in our Core EPS calculation (amounts in thousands):

	For the Three Months Ended
	March 31,
	2019	2018
Diluted weighted average shares - GAAP	277,698	262,124
Add: Unvested stock awards	2,255	1,634
Add: Woodstar II Class A Units	11,911	5,143
Less: Convertible Notes dilution	—	(1,209)
Diluted weighted average shares - Core	291,864	267,692

The definition of Core Earnings allows management to make adjustments, subject to the approval of a majority of our independent directors, in situations where such adjustments are considered appropriate in order for Core Earnings to be calculated in a manner consistent with its definition and objective. No adjustments to the definition of Core Earnings became effective during the three months ended March 31, 2019.

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

In January 2019, our 2019 Notes were fully repaid in shares of common stock and cash.  The equity portion of the 2019 Notes had been fully amortized. In March 2018, our 4.55% Convertible Senior Notes due 2018 (the “2018 Notes”) matured and were fully repaid in cash.  The equity portion of the 2018 Notes had not been fully amortized.  As a result, we reflected $10.0 million as a positive adjustment to Core Earnings, representing the $28.1 million equity balance recognized upon issuance of the 2018 Notes, net of $18.1 million in adjustments related to cumulative repurchases through the maturity date.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

The following table presents our summarized results of operations and reconciliation to Core Earnings for the three months ended March 31, 2019, by business segment (amounts in thousands, except per share data):

	Commercial
	and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing
	Segment	Segment	Segment	Segment	Corporate	Total
Revenues	$174,830	$28,486	$70,599	$66,950	$20	$340,885
Costs and expenses	(69,188)	(23,846)	(67,475)	(38,674)	(54,129)	(253,312)
Other income (loss)	(1,034)	(2,609)	(42,506)	25,606	9,560	(10,983)
Income (loss) before income taxes	104,608	2,031	(39,382)	53,882	(44,549)	76,590
Income tax benefit (provision)	248	85	(258)	(409)	—	(334)
(Income) loss attributable to non-controlling interests	(371)	—	(5,717)	215	—	(5,873)
Net income (loss) attributable to Starwood Property Trust, Inc.	104,485	2,116	(45,357)	53,688	(44,549)	70,383
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	5,717	—	—	5,717
Non-cash equity compensation expense	706	551	69	1,350	3,687	6,363
Management incentive fee	—	—	—	—	173	173
Acquisition and investment pursuit costs	(38)	2	(89)	—	—	(125)
Depreciation and amortization	71	—	24,211	4,915	—	29,197
Loan loss provision, net	(11)	774	—	—	—	763
Interest income adjustment for securities	(197)	—	—	5,972	—	5,775
Extinguishment of debt, net	—	—	—	—	(1,211)	(1,211)
Other non-cash items	—	—	(434)	137	168	(129)
Reversal of GAAP unrealized (gains) / losses on:
Loans held-for-sale	(1,386)	—	—	(9,880)	—	(11,266)
Securities	1,694	—	—	(18,140)	—	(16,446)
Derivatives	9,505	395	316	3,324	(10,144)	3,396
Foreign currency	(5,239)	(300)	(9)	1	—	(5,547)
(Earnings) loss from unconsolidated entities	(577)	—	43,805	(594)	—	42,634
Recognition of Core realized gains / (losses) on:
Loans held-for-sale	(653)	—	—	7,430	—	6,777
Securities	—	—	—	7,532	—	7,532
Derivatives	87	768	367	(1,625)	—	(403)
Foreign currency	391	(891)	9	8	—	(483)
Earnings (loss) from unconsolidated entities	98	—	(68,905)	8,733	—	(60,074)
Sales of properties	—	—	—	(76)	—	(76)
Core Earnings (Loss)	$108,936	$3,415	$(40,300)	$62,775	$(51,876)	$82,950
Core Earnings (Loss) per Weighted Average Diluted Share	$0.37	$0.01	$(0.14)	$0.22	$(0.18)	$0.28

The following table presents our summarized results of operations and reconciliation to Core Earnings for the three months ended March 31, 2018, by business segment (amounts in thousands, except per share data):

	Commercial
	and
	Residential		Investing
	Lending	Property	and Servicing
	Segment	Segment	Segment	Corporate	Total
Revenues	$149,770	$66,811	$85,109	$52	$301,742
Costs and expenses	(41,048)	(68,356)	(37,774)	(66,336)	(213,514)
Other income (loss)	2,102	2,365	27,425	(13,002)	18,890
Income (loss) before income taxes	110,824	820	74,760	(79,286)	107,118
Income tax provision	(947)	(1,261)	(648)	—	(2,856)
Income attributable to non-controlling interests	(361)	(2,453)	(1,516)	—	(4,330)
Net income (loss) attributable to Starwood Property Trust, Inc.	109,516	(2,894)	72,596	(79,286)	99,932
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	2,453	—	—	2,453
Non-cash equity compensation expense	563	43	975	3,199	4,780
Management incentive fee	—	—	—	9,634	9,634
Acquisition and investment pursuit costs	119	(93)	(29)	—	(3)
Depreciation and amortization	17	26,805	4,912	—	31,734
Loan loss provision, net	1,538	—	—	—	1,538
Interest income adjustment for securities	(197)	—	(1,062)	—	(1,259)
Extinguishment of debt, net	—	—	—	9,755	9,755
Other non-cash items	—	(562)	124	881	443
Reversal of GAAP unrealized (gains) / losses on:
Loans held-for-sale	1,692	—	(9,492)	—	(7,800)
Securities	704	—	(13,979)	—	(13,275)
Derivatives	10,529	(1,436)	(5,422)	14,398	18,069
Foreign currency	(13,550)	(2)	3	—	(13,549)
(Earnings) loss from unconsolidated entities	(1,444)	3,515	(1,596)	—	475
Purchases and sales of properties	—	—	—	—	—
Recognition of Core realized gains / (losses) on:
Loans held-for-sale	(875)	—	9,643	—	8,768
Securities	—	—	(4,114)	—	(4,114)
Derivatives	(5,725)	(479)	5,531	—	(673)
Foreign currency	8,051	2	(41)	—	8,012
Earnings from unconsolidated entities	1,847	—	1,044	—	2,891
Purchases and sales of properties	—	(210)	(1,765)	—	(1,975)
Core Earnings (Loss)	$112,785	$27,142	$57,328	$(41,419)	$155,836
Core Earnings (Loss) per Weighted Average Diluted Share	$0.42	$0.10	$0.21	$(0.15)	$0.58

Commercial and Residential Lending Segment

The Commercial and Residential Lending Segment’s Core Earnings decreased by $3.9 million, from $112.8 million during the first quarter of 2018 to $108.9 million in the first quarter of 2019. After making adjustments for the calculation of Core Earnings, revenues were $174.6 million, costs and expenses were $68.5 million and other income was $2.9 million.

Core revenues, consisting principally of interest income on loans, increased by $25.0 million in the first quarter of 2019, primarily due to increases in interest income from loans of $19.6 million and investment securities of $5.4 million.  The increase in interest income from loans was principally due to (i) increased LIBOR rates and (ii) higher average balances of both commercial loans and residential loans held-for-sale, partially offset by (iii) lower levels of prepayment related income and (iv) the compression of interest rate spreads in credit markets.  The increase in interest income from investment securities was primarily due to higher average investment balances partially offset by lower levels of prepayment related income.

Core costs and expenses increased by $29.7 million in the first quarter of 2019, primarily due to a $29.6 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio.

Core other income decreased by $0.4 million primarily due to a decrease in foreign currency gains partially offset by a decrease in related derivative losses.

Infrastructure Lending Segment

The Infrastructure Lending Segment had core earnings of $3.4 million for the first quarter of 2019.  After making adjustments for the calculation of Core Earnings, revenues were $28.5 million, costs and expenses were $22.5 million and other loss was $2.6 million.

Revenues of $28.5 million primarily consisted of interest income of $26.9 million from loans and $0.9 million from investment securities.

Costs and expenses of $22.5 million consisted of $18.6 million of interest expense on the secured debt facilities used to finance this segment’s investment portfolio and $3.9 million of general and administrative expenses.

Other loss of $2.6 million principally reflects a $3.3 million loss on extinguishment of debt resulting from the write-off of deferred financing fees relating to partial debt prepayments from proceeds of loan repayments and sales.

Property Segment

Core Earnings by Portfolio (amounts in thousands)

	For the Three Months Ended
	March 31,
	2019	2018	Change
Master Lease Portfolio	$4,052	$9,578	$(5,526)
Medical Office Portfolio	6,692	6,205	487
Ireland Portfolio	6,041	5,401	640
Woodstar I Portfolio	7,410	5,124	2,286
Woodstar II Portfolio	5,413	2,127	3,286
Investment in unconsolidated entities	(68,905)	—	(68,905)
Other/Corporate	(1,003)	(1,293)	290
Core Earnings	$(40,300)	$27,142	$(67,442)

The Property Segment’s Core Earnings decreased by $67.4 million, from earnings of $27.1 million during the first quarter of 2018 to a loss of $40.3 million in the first quarter of 2019. After making adjustments for the calculation of Core Earnings, revenues were $70.3 million, costs and expenses were $43.5 million and other loss was $66.9 million.

Core revenues increased by $3.8 million in the first quarter of 2019, primarily due to the full period inclusion of rental income from the Woodstar II Portfolio, which was acquired over a period between December 2017 and September 2018, partially offset by a decrease in rental income from the Master Lease Portfolio due to (i) no longer recording as revenues and offsetting expenses property taxes paid directly by lessees, in accordance with the new lease accounting standard effective January 1, 2019, and (ii) the sale of seven properties within the Master Lease portfolio during 2018.

Core costs and expenses increased by $1.4 million in the first quarter of 2019, primarily due to the full period inclusion of the Woodstar II Portfolio, partially offset by no longer recording property taxes paid directly by lessees and the sale of seven properties from the Master Lease Portfolio in 2018, both as discussed above.

Core other income decreased by $70.8 million in the first quarter of 2019, primarily due to a $68.9 million loss on our investment in the Retail Fund.  This loss reflects the recognition of decreases in fair value of properties held by the Retail Fund which management determined to be other than temporary.  Additionally, the decrease in Core other income was due to the non-recurrence of a $3.7 million realized gain on sale of two properties in the Master Lease Portfolio during the first quarter of 2018, partially offset by a $1.8 million increase in realized gains on derivatives principally attributable to interest rate swaps which hedge the variable interest rate risk on borrowings secured by our Medical Office Portfolio.

Investing and Servicing Segment

The Investing and Servicing Segment’s Core Earnings increased by $5.5 million, from $57.3 million during the first quarter of 2018 to $62.8 million in the first quarter of 2019.  After making adjustments for the calculation of Core Earnings, revenues were $73.1 million, costs and expenses were $32.4 million, other income was $22.3 million, income tax provision was $0.4 million and the add-back of loss attributable to non-controlling interests was $0.2 million.

Core revenues decreased by $11.2 million in the first quarter of 2019, primarily due to decreases of $6.2 million in servicing fees, $3.1 million in interest income from our CMBS portfolio and $1.1 million in rental income from our REIS Equity Portfolio. The treatment of CMBS interest income on a GAAP basis is complicated by our application of the ASC 810 consolidation rules. In an attempt to treat these securities similar to the trust’s other investment securities, we compute core interest income pursuant to an effective yield methodology. In doing so, we segregate the portfolio into various categories based on the components of the bonds’ cash flows and the volatility related to each of these components. We then accrete interest income on an effective yield basis using the components of cash flows that are reliably estimable. Other minor adjustments are made to reflect management’s expectations for other components of the projected cash flow stream.

Core costs and expenses increased by $0.4 million in the first quarter of 2019.

Core other income includes profit realized upon securitization of loans by our conduit business, gains on sales of CMBS and operating properties, gains and losses on derivatives that were either effectively terminated or novated, and earnings from unconsolidated entities. These items are typically offset by a decrease in the fair value of our domestic servicing rights intangible which reflects the expected amortization of this deteriorating asset, net of increases in fair value due to the attainment of new servicing contracts. Derivatives include instruments which hedge interest rate risk and credit risk on our conduit loans. For GAAP purposes, the loans, CMBS and derivatives are accounted for at fair value, with all changes in fair value (realized or unrealized) recognized in earnings. The adjustments to Core Earnings outlined above are also applied to the GAAP earnings of our unconsolidated entities. Core other income increased by $15.1 million principally due to (i) an $8.6 million lesser decrease in fair value of servicing rights, (ii) a $7.7 million increase in earnings from unconsolidated entities and (iii) a $6.7 million increase in net gains on investments reflecting increased net gains on CMBS partially offset by decreased gains on sales of operating properties, all partially offset by (iv) a $6.8 million unfavorable change in realized gains (losses) on derivatives and (v) a $2.2 million decrease in realized gains on conduit loans.

Income taxes, which principally relate to the operating results of our servicing and conduit businesses which are held in TRSs, decreased $0.3 million due to a decrease in the taxable income of our TRSs.

Income (loss) attributable to non-controlling interests decreased $1.7 million, primarily reflecting the non-recurrence of minority investors’ share of gains from three operating properties sold during the first quarter of 2018.

Corporate

Core corporate costs and expenses increased by $10.5 million, from $41.4 million in the first quarter of 2018 to $51.9 million in the first quarter of 2019, primarily due to (i) an $11.0 million unfavorable change in gain (loss) on extinguishment of debt primarily due to the $10.0 million positive adjustment to Core Earnings during the first quarter of 2018 upon the repayment at maturity of the 2018 Notes, as described above, (ii) a $2.1 million increase in base management fees and (iii) a $1.9 million unfavorable change in gain (loss) on interest rate swaps, all partially offset by (iv) a $5.2 million decrease in interest expense principally on lower average outstanding balances of our unsecured senior notes.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet our cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make new investments where appropriate, pay dividends to our stockholders, and other general business needs. We closely monitor our liquidity position and believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations for at least the next 12 months. Our strategy for managing liquidity and capital resources has not changed since December 31, 2018.  Refer to our Form 10-K for a description of these strategies. Our primary sources of liquidity are as follows:

Cash Flows for the Three Months Ended March 31, 2019 (amounts in thousands)

		VIE	Excluding Investing
	GAAP	Adjustments	and Servicing VIEs
Net cash used in operating activities	$(92,718)	$(17,657)	$(110,375)
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(1,287,001)	—	(1,287,001)
Proceeds from principal collections and sale of loans	1,056,329	—	1,056,329
Purchase of investment securities	—	(39,534)	(39,534)
Proceeds from sales and collections of investment securities	10,982	45,361	56,343
Proceeds from sales and insurance recoveries on properties	1,463	—	1,463
Purchases and additions to properties and other assets	(8,526)	—	(8,526)
Investment in unconsolidated entities	(510)	(13,322)	(13,832)
Net cash flows from other investments and assets	(2,318)	—	(2,318)
Net cash used in investing activities	(229,581)	(7,495)	(237,076)
Cash Flows from Financing Activities:
Proceeds from borrowings	2,310,902	—	2,310,902
Principal repayments on and repurchases of borrowings	(1,778,819)	—	(1,778,819)
Payment of deferred financing costs	(4,706)	—	(4,706)
Proceeds from common stock issuances, net of offering costs	162	—	162
Payment of dividends	(132,515)	—	(132,515)
Contributions from non-controlling interests	95	—	95
Distributions to non-controlling interests	(6,952)	—	(6,952)
Issuance of debt of consolidated VIEs	33,678	(33,678)	—
Repayment of debt of consolidated VIEs	(52,856)	52,856	—
Distributions of cash from consolidated VIEs	11,683	(11,683)	—
Net cash provided by financing activities	380,672	7,495	388,167
Net increase in cash, cash equivalents and restricted cash	58,373	(17,657)	40,716
Cash, cash equivalents and restricted cash, beginning of period	487,865	(2,554)	485,311
Effect of exchange rate changes on cash	(254)	—	(254)
Cash, cash equivalents and restricted cash, end of period	$545,984	$(20,211)	$525,773

The discussion below is on a non-GAAP basis, after removing adjustments principally resulting from the consolidation of the securitization VIEs under ASC 810. These adjustments principally relate to (i) purchase of CMBS, RMBS, loans and real estate from consolidated VIEs, which are reflected as repayments of VIE debt on a GAAP basis and (ii) principal collections of CMBS and RMBS related to consolidated VIEs, which are reflected as VIE distributions on a GAAP basis. There is no significant net impact to cash flows from operations or to overall cash resulting from these consolidations. Refer to Note 2 to the Condensed Consolidated Financial Statements for further discussion.

Cash and cash equivalents increased by $40.7 million during the three months ended March 31, 2019, reflecting net cash provided by financing activities of $388.2 million, partially offset by net cash used in operating activities of $110.4 million and net cash used in investing activities of $237.1 million.

Net cash used in operating activities of $110.4 million during the three months ended March 31, 2019 related primarily to $157.9 million in originations and purchases of loans held-for-sale, net of principal collections and sales, cash interest expense of $129.3 million, general and administrative expenses of $29.4 million, management fees of $30.0 million and a net change in operating assets and liabilities used cash of $41.4 million.  Offsetting these cash outflows was cash interest income of $151.8 million from our loan origination and conduit programs and cash interest income on investment securities of $42.6 million. Net rental income provided cash of $52.1 million and servicing fees provided cash of $25.8 million.

Net cash used in investing activities of $237.1 million during the three months ended March 31, 2019 related primarily to the origination and acquisition of new loans held-for-investment of $1.3 billion, the purchase of investment securities of $39.5 million, investments in unconsolidated entities of $13.8 million and net additions to properties and other assets of $7.1 million, partially offset by the proceeds received from principal collections and sales of loans of $1.1 billion and proceeds received from principal collections and sales of investment securities of $56.3 million.

Net cash provided by financing activities of $388.2 million for the three months ended March 31, 2019 related primarily to borrowings on our secured debt, net of repayments and deferred loan costs, of $537.8 million, partially offset by dividend distributions of $132.5 million, the settlement of the 2019 Notes of $10.4 million and net distributions to non-controlling interests of $6.9 million.

Our Investment Portfolio

Commercial and Residential Lending Segment

The following table sets forth the amount of each category of investments we owned across various property types within our Commercial and Residential Lending Segment as of March 31, 2019 and December 31, 2018 (dollars in thousands):

							Unlevered
	Face	Carrying		Asset Specific	Net		Return on
	Amount	Value		Financing	Investment	Vintage	Asset
March 31, 2019
First mortgages (1)	$6,873,026	$6,850,339		$4,119,304	$2,731,035	1997-2019	6.9%
Subordinated mortgages	54,042	52,849		—	52,849	1998-2018	9.4%
Mezzanine loans (1)	581,557	579,496		—	579,496	2005-2018	12.8%
Other loans	64,916	61,234		—	61,234	1999-2018	9.0%
Loans held-for-sale, fair value option, residential	673,249	688,435		499,850	188,585	2013-2019	6.0%
Loan loss allowance	—	(30,788)		—	(30,788)	N/A
RMBS, available-for-sale	302,229	204,835		89,092	115,743	2003-2007	11.8%
RMBS, fair value option	72,339	108,816	(2)	33,192	75,624	2018-2019	8.4%
CMBS, fair value option	150,938	150,677	(3)	80,391	70,286	2018	6.1%
HTM debt securities (4)	585,613	584,177		189,129	395,048	2014-2018	7.5%
Equity security	11,910	12,506		—	12,506	N/A
Investment in unconsolidated entities	N/A	35,351		—	35,351	N/A
Properties, net	N/A	8,937		—	8,937	N/A
	$9,369,819	$9,306,864		$5,010,958	$4,295,906

December 31, 2018
First mortgages (1)	$6,627,879	$6,603,760		$3,542,214	$3,061,546	1997-2018	7.0%
Subordinated mortgages	53,996	52,778		—	52,778	1998-2018	9.4%
Mezzanine loans (1)	394,739	393,832		—	393,832	2005-2018	11.6%
Other loans	64,658	61,001		—	61,001	1999-2018	9.1%
Loans held-for-sale, fair value option, residential	609,571	623,660		499,756	123,904	2013-2018	6.1%
Loans held-for-sale, commercial	48,667	46,495		30,525	15,970	2018	6.3%
Loans transferred as secured borrowings	74,692	74,346		74,239	107	N/A
Loan loss allowance	—	(39,151)		—	(39,151)	N/A
RMBS, available-for-sale	309,497	209,079		44,070	165,009	2003-2007	11.7%
RMBS, fair value option	62,397	87,879	(2)	13,179	74,700	2018	8.0%
CMBS, fair value option	160,198	158,688	(3)	83,864	74,824	2018	6.7%
HTM debt securities (4)	585,017	583,381		191,991	391,390	2014-2018	7.5%
Equity security	11,660	11,893		—	11,893	N/A
Investment in unconsolidated entities	N/A	35,274		—	35,274	N/A
	$9,002,971	$8,902,915		$4,479,838	$4,423,077

(1)

First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.  The application of this methodology resulted in mezzanine loans with carrying values of $912.8 million and $1.0 billion being classified as first mortgages as of March 31, 2019 and December 31, 2018, respectively.

(2)	Includes $108.8 million and $87.9 million of RMBS eliminated in consolidation against VIE liabilities pursuant to ASC 810 as of March 31, 2019 and December 31, 2018, respectively.

(3)	Includes $150.7 million and $158.7 million of CMBS eliminated in consolidation against VIE liabilities pursuant to ASC 810 as of March 31, 2019 and December 31, 2018, respectively.

(4)	CMBS held-to-maturity (“HTM”) and mandatorily redeemable preferred equity interests in commercial real estate entities.

As of March 31, 2019 and December 31, 2018, our Commercial and Residential Lending Segment’s investment portfolio, excluding loans held-for-sale, RMBS, properties and other investments, had the following characteristics based on carrying values:

Collateral Property Type	March 31, 2019	December 31, 2018
Office	37.1%	35.0%
Hotel	21.7%	23.5%
Mixed Use	14.9%	11.9%
Multifamily	12.8%	15.4%
Residential	5.2%	4.9%
Retail	2.5%	2.4%
Industrial	1.5%	1.7%
Other	4.3%	5.2%
	100.0%	100.0%

Geographic Location	March 31, 2019	December 31, 2018
North East	27.8%	28.7%
West	21.3%	22.7%
International	14.7%	11.0%
South West	13.9%	14.0%
South East	9.4%	9.9%
Mid Atlantic	6.5%	6.8%
Midwest	6.4%	6.9%
	100.0%	100.0%

Infrastructure Lending Segment

The following table sets forth the amount of each category of investments we owned within our Infrastructure Lending Segment as of March 31, 2019 and December 31, 2018 (dollars in thousands):

					Unlevered
	Face	Carrying	Asset Specific	Net	Return on
	Amount	Value	Financing	Investment	Asset
March 31, 2019
First priority infrastructure loans and HTM securities	$1,531,376	$1,509,707	$1,117,472	$392,235	6.1%
Loans held-for-sale, infrastructure	312,551	303,577	292,652	10,925	3.6%
Loan loss allowance	N/A	(774)	—	(774)
	$1,843,927	$1,812,510	$1,410,124	$402,386

December 31, 2018
First priority infrastructure loans and HTM securities	$1,537,412	$1,517,547	$1,130,567	$386,980	5.9%
Loans held-for-sale, infrastructure	486,909	469,775	393,984	75,791	3.6%
	$2,024,321	$1,987,322	$1,524,551	$462,771

As of March 31, 2019 and December 31, 2018, our Infrastructure Lending Segment’s investment portfolio had the following characteristics based on carrying values:

Collateral Type	March 31, 2019	December 31, 2018
Natural gas power	69.2%	54.3%
Renewable power	16.3%	30.8%
Midstream/downstream oil & gas	8.7%	9.3%
Other thermal power	5.6%	5.1%
Upstream oil & gas	0.2%	0.5%
	100.0%	100.0%

Geographic Location	March 31, 2019	December 31, 2018
U.S. Regions:
North East	43.8%	32.8%
Midwest	19.3%	15.9%
South West	7.6%	12.9%
Mid-Atlantic	3.9%	4.6%
South East	3.6%	3.4%
West	3.3%	4.7%
International:
Mexico	12.1%	12.5%
United Kingdom	2.1%	4.7%
Ireland	0.1%	2.4%
Other	4.2%	6.1%
	100.0%	100.0%

Property Segment

The following table sets forth the amount of each category of investments, which are comprised of properties, intangible lease assets and liabilities and our equity investment in the Retail Fund held within our Property Segment as of March 31, 2019 and December 31, 2018 (amounts in thousands):

	March 31, 2019	December 31, 2018
Properties, net	$2,487,285	$2,512,847
Lease intangibles, net	82,469	87,729
Investment in unconsolidated entities	70,557	114,362
	$2,640,311	$2,714,938

The following table sets forth our net investment and other information regarding the Property Segment’s properties and intangible lease assets and liabilities as of March 31, 2019 (dollars in thousands):

		Asset			Weighted Average
	Carrying	Specific	Net	Occupancy	Remaining
	Value	Financing	Investment	Rate	Lease Term
Office—Medical Office Portfolio	$760,366	$486,831	$273,535	93.3%	6.3 years
Office—Ireland Portfolio	494,086	341,626	152,460	99.0%	9.3 years
Multifamily residential—Ireland Portfolio	17,908	11,626	6,282	96.0%	0.4 years
Multifamily residential—Woodstar I Portfolio	624,427	406,783	217,644	98.3%	0.5 years
Multifamily residential—Woodstar II Portfolio	599,361	437,494	161,867	99.5%	0.5 years
Retail—Master Lease Portfolio	343,790	192,154	151,636	100.0%	23.1 years
Subtotal—undepreciated carrying value	2,839,938	1,876,514	963,424
Accumulated depreciation and amortization	(270,184)	—	(270,184)
Net carrying value	$2,569,754	$1,876,514	$693,240

As of March 31, 2019 and December 31, 2018, our Property Segment’s investment portfolio had the following geographic characteristics based on carrying values:

Geographic Location	March 31, 2019	December 31, 2018
Ireland	17.4%	17.7%
U.S. Regions:
South East	51.0%	50.8%
South West	8.6%	8.6%
Midwest	8.4%	8.3%
North East	8.1%	8.1%
West	6.5%	6.5%
	100.0%	100.0%

Investing and Servicing Segment

The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of March 31, 2019 and December 31, 2018 (amounts in thousands):

				Asset
	Face	Carrying		Specific	Net
	Amount	Value		Financing	Investment
March 31, 2019
CMBS, fair value option	$2,821,996	$992,739	(1)	$308,137	$684,602
Intangible assets - servicing rights	N/A	44,117	(2)	—	44,117
Lease intangibles, net	N/A	27,621		—	27,621
Loans held-for-sale, fair value option, commercial	149,428	153,252		109,442	43,810
Loans held-for-investment	1,498	1,498		—	1,498
Investment in unconsolidated entities	N/A	54,251	(3)	—	54,251
Properties, net	N/A	273,152		235,499	37,653
	$2,972,922	$1,546,630		$653,078	$893,552
December 31, 2018
CMBS, fair value option	$2,872,381	$998,820	(1)	$320,158	$678,662
Intangible assets - servicing rights	N/A	44,632	(2)	—	44,632
Lease intangibles, net	N/A	29,327		—	29,327
Loans held-for-sale, fair value option, commercial	46,249	47,622		34,105	13,517
Loans held-for-investment	3,357	3,357		—	3,357
Investment in unconsolidated entities	N/A	44,129	(3)	—	44,129
Properties, net	N/A	272,043		230,995	41,048
	$2,921,987	$1,439,930		$585,258	$854,672

(1)	Includes $943.6 million and $957.5 million of CMBS eliminated in consolidation against VIE liabilities pursuant to ASC 810 as of March 31, 2019 and December 31, 2018, respectively.

(2)	Includes $24.3 million and $24.1 million of servicing rights intangibles eliminated in consolidation against VIE assets pursuant to ASC 810 as of March 31, 2019 and December 31, 2018, respectively.

(3)

Includes $35.8 million and $22.0 million of investment in unconsolidated entities eliminated in consolidation against VIE assets pursuant to ASC 810 as of March 31, 2019 and December 31, 2018, respectively.

Our REIS Equity Portfolio, as described in Note 6 to the Condensed Consolidated Financial Statements, had the following characteristics based on carrying values of $284.7 million as of both March 31, 2019 and December 31, 2018:

Property Type	March 31, 2019	December 31, 2018
Office	56.7%	56.5%
Retail	24.1%	24.1%
Multifamily	7.7%	7.8%
Mixed Use	5.0%	5.1%
Self-storage	4.5%	4.5%
Hotel	2.0%	2.0%
	100.0%	100.0%

Geographic Location	March 31, 2019	December 31, 2018
South East	37.9%	37.9%
North East	22.4%	22.4%
South West	17.8%	18.0%
West	9.8%	9.8%
Midwest	6.8%	6.8%
Mid Atlantic	5.3%	5.1%
	100.0%	100.0%

New Credit Facilities and Amendments

Refer to Notes 9 and 10 of our Condensed Consolidated Financial Statements for a detailed discussion of new credit facilities and amendments to existing credit facilities executed since December 31, 2018.

Borrowings under Various Secured Financing Arrangements

The following table is a summary of our secured financing facilities as of March 31, 2019 (dollars in thousands):

					Pledged				Approved
					Asset	Maximum			but	Unallocated
	Current	Extended			Carrying	Facility		Outstanding	Undrawn	Financing
	Maturity	Maturity (a)	Pricing		Value	Size		Balance	Capacity (b)	Amount (c)
Lender 1 Repo 1	(d)	(d)	LIBOR + 1.60% to 5.75%		$1,723,488	$2,000,000		$1,341,314	$—	$658,686
Lender 2 Repo 1	Apr 2020	Apr 2023	LIBOR + 1.50% to 2.50%		645,636	900,000	(e)	467,390	37,362	395,248
Lender 4 Repo 2	May 2021	May 2023	LIBOR + 1.70% to 3.25%		1,073,533	1,000,000		664,637	50,200	285,163
Lender 6 Repo 1	Aug 2021	N/A	LIBOR + 1.50% to 2.50%		451,409	600,000		361,291	—	238,709
Lender 6 Repo 2	Jan 2024	N/A	GBP LIBOR + 2.45% to 2.75%, EURIBOR + 2.25%		714,538	559,524		545,880	—	13,644
Lender 7 Repo 1	Sep 2021	Sep 2023	LIBOR + 1.50% to 2.25%		123,071	250,000		99,064	—	150,936
Lender 10 Repo 1	May 2021	May 2023	LIBOR + 1.50% to 2.75%		200,455	164,840		160,480	—	4,360
Lender 11 Repo 1	Feb 2021	N/A	LIBOR + 2.10%		—	400,000		—	—	400,000
Lender 11 Repo 2	Sep 2019	Sep 2023	LIBOR + 2.00% to 2.50%		354,912	500,000		220,690	50,000	229,310
Lender 12 Repo 1	Jun 2021	Jun 2024	LIBOR + 2.10% to 2.45%		233,971	250,000		176,250	—	73,750
Lender 13 Repo 1	(f)	(f)	LIBOR + 1.50%		137,420	200,000		106,124	—	93,876
Lender 7 Secured Financing	Feb 2021	Feb 2023	LIBOR + 2.25%	(g)	—	650,000	(h)	—	—	650,000
Lender 8 Secured Financing	Aug 2019	N/A	LIBOR + 4.00%		—	—		—	—	—
Conduit Repo 2	Nov 2019	Nov 2020	LIBOR + 2.25%		116,967	200,000		91,280	—	108,720
Conduit Repo 3	Feb 2020	Feb 2021	LIBOR + 2.10%		26,158	150,000		18,884	—	131,116
MBS Repo 1	(i)	(i)	N/A		—	—		—	—	—
MBS Repo 2	Dec 2020	N/A	LIBOR + 1.55% to 1.75%		222,303	159,202		159,202	—	—
MBS Repo 3	(j)	(j)	LIBOR + 1.30% to 1.85%		714,884	428,414		428,414	—	—
MBS Repo 4	(k)	N/A	LIBOR + 1.25%		151,613	100,000		60,000	32,917	7,083
MBS Repo 5	Dec 2028	Jun 2029	4.22%		57,618	150,000		55,389	—	94,611
Investing and Servicing Segment Property Mortgages	May 2020 to Jun 2026	N/A	Various		264,146	242,499		223,465	—	19,034
Ireland Mortgage	Oct 2025	N/A	1.93%		448,324	354,875		354,875	—	—
Woodstar I Mortgages	Nov 2025 to Oct 2026	N/A	3.72% to 3.97%		343,540	276,748		276,748	—	—
Woodstar I Government Financing	Mar 2026 to Jun 2049	N/A	1.00% to 5.00%		197,385	130,607		130,607	—	—
Woodstar II Mortgages	Jan 2028 to Apr 2028	N/A	3.81% to 3.85%		526,736	417,669		417,669	—	—
Woodstar II Government Financing	Jun 2030 to Aug 2052	N/A	1.00% to 3.19%		38,680	25,229		25,229	—	—
Medical Office Mortgages	Dec 2021	Dec 2023	LIBOR + 2.50%		672,442	524,499		492,828	—	31,671
Master Lease Mortgages	Oct 2027	N/A	4.38%		330,998	194,900		194,900	—	—
Infrastructure Acquisition Facility	Sep 2021	Sep 2022	Various	(l)	1,455,572	1,528,327		1,175,677	—	352,650
Infrastructure Repo	Feb 2020	Feb 2021	LIBOR + 1.75%		307,636	500,000		257,318	—	242,682
Term Loan A	Dec 2020	Dec 2021	LIBOR + 2.25%	(g)	931,519	300,000		300,000	—	—
Revolving Secured Financing	Dec 2020	Dec 2021	LIBOR + 2.25%	(g)	—	100,000		—	100,000	—
FHLB	Feb 2021	N/A	Various		676,836	2,000,000		500,000	—	1,500,000
					$13,141,790	$15,257,333		9,305,605	$270,479	$5,681,249
Unamortized net discount								(911)
Unamortized deferred financing costs								(69,784)
								$9,234,910

(a)	Subject to certain conditions as defined in the respective facility agreement.

(b)	Approved but undrawn capacity represents the total draw amount that has been approved by the lender related to those assets that have been pledged as collateral, less the drawn amount.

(c)	Unallocated financing amount represents the maximum facility size less the total draw capacity that has been approved by the lender.

(d)

Maturity date for borrowings collateralized by loans is September 2019 with an additional extension option to September 2021.  Borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions and not to exceed September 2025.

(e)	The initial maximum facility size of $600.0 million may be increased to $900.0 million at our option, subject to certain conditions.

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

(j)

Facility carries a rolling 12-month term which may reset monthly with the lender’s consent. Current maturity is March 2020. This facility carries no maximum facility size. Amounts reflect the outstanding balance as of March 31, 2019.

(k)	The date that is 270 days after the buyer delivers notice to seller, subject to a maximum date of May 2020.

(l)

Consists of an annual interest rate of the applicable currency benchmark index + 1.50%. The spread increases 25 bps in each of the second and third years of the facility which was entered into in September 2018.

As of March 31, 2019, Wells Fargo Bank, N.A. is our largest repurchase facility creditor through the Lender 1 Repo 1 facility and the MBS Repo 4 facility.

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

Variance between Average and Quarter-End Credit Facility Borrowings Outstanding

The following table compares the average amount outstanding under our secured financing agreements during each quarter and the amount outstanding as of the end of each quarter, together with an explanation of significant variances (amounts in thousands):

		Weighted-Average		Explanations
	Quarter-End	Balance During		for Significant
Quarter Ended	Balance	Quarter	Variance	Variances
December 31, 2018	$8,761,624	$8,885,381	$(123,757)	(a)
March 31, 2019	9,305,605	9,766,206	(460,601)	(b)

(a)	Variance primarily due to the following: (i) $83.0 million repaid on the Lender 4 Repo 2 facility in December 2018; and (ii) $37.0 million repaid on the Lender 2 Repo 1 facility in December 2018.

(b)	Variance primarily due to the late quarter timing of commercial loan sales and loan repayments, all of which resulted in paydowns of the corresponding credit facilities which financed these assets.

Borrowings under Unsecured Senior Notes

During the three months ended March 31, 2019 and 2018, the weighted average effective borrowing rate on our unsecured senior notes was 5.0% and 4.9%, respectively. The effective borrowing rate includes the effects of underwriter purchase discount and the adjustment for the conversion option on the convertible notes, the initial value of which reduced the balance of the notes.

Refer to Note 10 of our Condensed Consolidated Financial Statements for further disclosure regarding the terms of our unsecured senior notes.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities

The following scheduled and/or projected principal repayments on our investments were based upon the amounts outstanding and contractual terms of the financing facilities in effect as of March 31, 2019 (amounts in thousands):

	Scheduled Principal	Scheduled/Projected	Projected/Required		Scheduled Principal
	Repayments on Loans	Principal Repayments	Repayments of		Inflows Net of
	and HTM Securities	on RMBS and CMBS	Financing		Financing Outflows
Second Quarter 2019	$648,639	$10,088	$(163,600)		$495,127
Third Quarter 2019	436,540	35,626	(60,162)		412,004
Fourth Quarter 2019	682,021	14,261	(192,083)		504,199
First Quarter 2020	867,912	16,346	(599,438)	(1)	284,820
Total	$2,635,112	$76,321	$(1,015,283)		$1,696,150

(1)	Includes $428.4 million of repayments associated with a secured financing facility that carries a rolling 12-month term which may reset monthly with the lender’s consent.

In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

Issuances of Equity Securities

We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At March 31, 2019, we had 100,000,000 shares of preferred stock available for issuance and 219,698,655 shares of common stock available for issuance.

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

The Company’s board of directors declared the following dividends during the three months ended March 31, 2019:

Declare Date	Record Date	Payment Date	Amount	Frequency
2/28/19	3/29/19	4/15/19	$0.48	Quarterly

On May 8, 2019, our board of directors declared a dividend of $0.48 per share for the second quarter of 2019, which is payable on July 15, 2019 to common stockholders of record as of June 28, 2019.

Leverage Policies

Our strategies with regards to use of leverage have not changed significantly since December 31, 2018.  Refer to our Form 10-K for a description of our strategies regarding use of leverage.

Contractual Obligations and Commitments

Contractual obligations as of March 31, 2019 are as follows (amounts in thousands):

		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Secured financings (a)	$9,305,605	$770,161	$2,465,563	$3,397,756	$2,672,125
Unsecured senior notes	1,950,000	—	1,200,000	250,000	500,000
Loan funding commitments (b)	1,727,378	1,080,081	586,184	61,113	—
Infrastructure Lending Segment commitments (c)	341,803	338,962	2,841	—	—
Future lease commitments	26,509	6,519	7,840	656	11,494
Total	$13,351,295	$2,195,723	$4,262,428	$3,709,525	$3,183,619

(a)

Represents the contractual maturity of the respective credit facility, inclusive of available extension options.  If investments that have been pledged as collateral repay earlier than the contractual maturity of the debt, the related portion of the debt would likewise require earlier repayment. Refer to Note 9 to the Condensed Consolidated Financial Statements for the expected maturities by year.

(b)

Excludes $212.4 million of loan funding commitments in which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower earlier than, or in excess of, expectations.

(c)	Represents contractual commitments of $221.0 million under revolvers and letters of credit and $120.8 million under delayed draw term loans.

The table above does not include interest payable, amounts due under our management agreement, amounts due under our derivative agreements or amounts due under guarantees as those contracts do not have fixed and determinable payments.

Critical Accounting Estimates

Refer to the section of our Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” for a full discussion of our critical accounting estimates.  Our critical accounting estimates have not materially changed since December 31, 2018.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of our capital stock. While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience and seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.  Our strategies for managing risk and our exposure to such risks have not changed materially since December 31, 2018.  Refer to our Form 10-K, Item 7A for further discussion.

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

We seek to further manage credit risk associated with our Investing and Servicing Segment loans held-for-sale through the purchase of credit index instruments.  The following table presents our credit index instruments as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	Face Value of	Aggregate Notional Value of	Number of
	Loans Held-for-Sale	Credit Index Instruments	Credit Index Instruments
March 31, 2019	$149,428	$39,000	4
December 31, 2018	$46,249	$24,000	3

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations such as repurchase agreements, bank credit facilities, term loans, revolving facilities and securitizations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we mitigate such interest rate risk through the utilization of interest rate derivatives of the same duration. The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of March 31, 2019 and December 31, 2018 (dollars in thousands):

		Aggregate Notional
	Face Value of	Value of Interest	Number of Interest
	Hedged Instruments	Rate Derivatives	Rate Derivatives
Instrument hedged as of March 31, 2019
Loans held-for-sale	$449,428	$443,400	23
RMBS, available-for-sale	302,229	109,000	3
Secured financing agreements	726,625	690,176	12
Unsecured senior notes	1,000,000	970,000	2
	$2,478,282	$2,212,576	40
Instrument hedged as of December 31, 2018
Loans held-for-sale	$346,300	$337,700	10
RMBS, available-for-sale	309,497	109,000	3
Secured financing agreements	1,085,717	1,029,376	16
Unsecured senior notes	1,000,000	970,000	2
	$2,741,514	$2,446,076	31

The following table summarizes the estimated annual change in net investment income for our LIBOR-based investments and our LIBOR-based debt assuming increases or decreases in LIBOR and adjusted for the effects of our interest rate hedging activities (amounts in thousands, except per share data):

	Variable rate
	investments and	3.0%	2.0%	1.0%	1.0%
Income (Expense) Subject to Interest Rate Sensitivity	indebtedness (1)	Increase	Increase	Increase	Decrease (2)
Investment income from variable rate investments	$9,397,840	$277,030	$184,255	$91,480	$(74,185)
Interest expense from variable rate debt, net of interest rate derivatives	(7,275,650)	(219,952)	(146,921)	(73,786)	74,082
Net investment income from variable rate instruments	$2,122,190	$57,078	$37,334	$17,694	$(103)
Impact per diluted shares outstanding		$0.20	$0.13	$0.06	$—

(1)	Includes the notional value of interest rate derivatives.

(2)	Assumes LIBOR does not go below 0%.

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

The following table represents our current currency hedge exposure as it relates to our investments denominated in foreign currencies, along with the aggregate notional amount of the hedges in place (amounts in thousands except for number of contracts) using the March 31, 2019 GBP closing rate of 1.3031, Euro (“EUR”) closing rate of 1.1219, Canadian Dollar (“CAD”) closing rate of 0.7494, and Australian Dollar (“AUD”) closing rate of 0.7094.

Carrying Value of Net Investment	Local Currency	Number of Foreign Exchange Contracts		Aggregate Notional Value of Hedges Applied	Expiration Range of Contracts
$3,605	GBP	1		$4,206	April 2019
74,789	GBP	41		73,272	April 2019 – June 2020
7,827	EUR	3		11,028	April 2019
26,531	GBP	20		33,548	April 2019 – July 2021
31,587	EUR	8		36,926	May 2020 – March 2022
18,927	EUR	14		29,477	May 2019 – August 2022
3,005	GBP	1		4,117	April 2019
92,995	GBP	18		116,946	April 2019 – January 2022
23,829	GBP	5		59,573	April 2021
3,621	AUD	3		5,335	April 2019 – October 2019
5,350	CAD	15		6,443	April 2019 – October 2022
2,252	EUR	16		5,948	July 2019 – October 2022
157,119	EUR	15	(1)	232,574	June 2019 – June 2020
28,133	GBP	11		36,352	June 2019 – December 2021
56,736	GBP	44		77,893	May 2019 – November 2021
12,506	GBP	1		11,910	April 2020
1,613	EUR	—		—	N/A
$550,425		216		$745,548

(1)	These foreign exchange contracts hedge our EUR currency exposure created by our acquisition of the Ireland Portfolio.

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

Changes in Internal Control Over Financial Reporting.  No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of securities during the three months ended March 31, 2019.

Issuer Purchases of Equity Securities

There were no purchases of common stock during the three months ended March 31, 2019.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.  Exhibits.

(a)Index to Exhibits

INDEX TO EXHIBITS

Exhibit No.		Description
10.1

Master Repurchase and Securities Contract, dated as of February 6, 2019, among SPT Infrastructure Finance Sub-4, LLC, SPT Infrastructure Finance Sub-4 (DT), LLC, SPT Infrastructure Finance Sub-4 (OT), Ltd. and MUFG Bank, Ltd.

10.2

Amended and Restated Advances, Collateral Pledge and Security Agreement, dated as of July 7, 2017, between the Federal Home Loan Bank of Chicago (“FHLB”) and Prospect Mortgage Insurance, LLC (“PMI”) (the “Amended and Restated Advances, Collateral Pledge and Security Agreement”)

10.3

Supplement to Amended and Restated Advances, Collateral Pledge and Security Agreement, dated as of July 7, 2017, among PMI, SMRF Trust III (the “SMRF Trust III”), SMRF Trust III-A (“SMRF Trust III-A”, and together with SMRF Trust III, the “Trusts”), Wilmington Trust, National Association, solely as Delaware Trustee of the Trusts, and the FHLB (the “Supplement to Amended and Restated Advances, Collateral Pledge and Security Agreement”)

10.4

Letter agreement, dated March 15, 2019, between PMI and FHLB supplementing the Amended and Restated Advances, Collateral Pledge and Security Agreement dated July 7, 2017 and the Supplement to Amended and Restated Advances, Collateral Pledge and Security Agreement dated July 7, 2017, between PMI and the FHLB

10.5

Sixth Amended and Restated Master Repurchase and Securities Contract, dated as of April 10, 2019, among Starwood Property Mortgage Sub-2, L.L.C., Starwood Property Mortgage Sub-2-A, L.L.C. and SPT CA Fundings 2, LLC, as sellers, and Wells Fargo, National Association, as buyer

10.6

Second Amendment, dated as of April 11, 2019, to the Third Amended and Restated Credit Agreement, dated as of February 28, 2018, among Starwood Property Mortgage Sub-10, L.L.C. and Starwood Property Mortgage Sub-10-A, L.L.C., as borrowers, Starwood Property Trust, Inc. and certain subsidiaries of thereof as guarantors, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent thereunder

10.7	*	Form of Restricted Stock Award Agreement

31.1		Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2		Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD PROPERTY TRUST, INC.

Date: May 8, 2019	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: May 8, 2019	By:	/s/ RINA PANIRY
Rina Paniry Chief Financial Officer, Treasurer, Chief Accounting Officer and Principal Financial Officer