Form 10-Q
period 2019-06-30
STARWOOD PROPERTY TRUST, INC.
filed 2019-08-07
CIK 1465128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧	Accelerated filer ◻
Non-accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of August 1, 2019 was 281,483,630.

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

These forward-looking statements are based largely on our current beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors that may cause actual results to vary from our forward-looking statements include, but are not limited to:

●	factors described in our Annual Report on Form 10-K for the year ended December 31, 2018, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and this Quarterly Report on Form 10-Q, including those set forth under the captions “Risk Factors” and “Business”;

●	defaults by borrowers in paying debt service on outstanding indebtedness;

●	impairment in the value of real estate property securing our loans or in which we invest;

●	availability of mortgage origination and acquisition opportunities acceptable to us;

●	potential mismatches in the timing of asset repayments and the maturity of the associated financing agreements;

●	our ability to integrate our recently completed acquisition of the project finance origination, underwriting and capital markets business of GE Capital Global Holdings, LLC into our business and to achieve the benefits that we anticipate from the acquisition;

●	national and local economic and business conditions;

●	general and local commercial and residential real estate property conditions;

●	changes in federal government policies;

●	changes in federal, state and local governmental laws and regulations;

●	increased competition from entities engaged in mortgage lending and securities investing activities;

●	changes in interest rates; and

●	the availability of, and costs associated with, sources of liquidity.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands, except share data)

	As of	As of
	June 30, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$334,288	$239,824
Restricted cash	181,910	248,041
Loans held-for-investment, net	8,764,216	8,532,356
Loans held-for-sale ($1,372,398 and $671,282 held at fair value)	1,586,899	1,187,552
Loans transferred as secured borrowings	—	74,346
Investment securities ($257,409 and $262,319 held at fair value)	849,572	906,468
Properties, net	2,771,960	2,784,890
Intangible assets ($18,874 and $20,557 held at fair value)	129,477	145,033
Investment in unconsolidated entities	119,876	171,765
Goodwill	259,846	259,846
Derivative assets	53,676	52,691
Accrued interest receivable	61,380	60,355
Other assets	166,655	152,922
Variable interest entity (“VIE”) assets, at fair value	57,667,606	53,446,364
Total Assets	$72,947,361	$68,262,453
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$221,434	$217,663
Related-party payable	21,144	44,043
Dividends payable	136,424	133,466
Derivative liabilities	8,891	15,415
Secured financing agreements, net	9,284,887	8,683,565
Unsecured senior notes, net	1,924,711	1,998,831
Secured borrowings on transferred loans, net	—	74,239
VIE liabilities, at fair value	56,446,619	52,195,042
Total Liabilities	68,044,110	63,362,264
Commitments and contingencies (Note 21)
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 286,451,361 issued and 281,271,221 outstanding as of June 30, 2019 and 280,839,692 issued and 275,659,552 outstanding as of December 31, 2018	2,864	2,808
Additional paid-in capital	5,103,771	4,995,156
Treasury stock (5,180,140 shares)	(104,194)	(104,194)
Accumulated other comprehensive income	57,124	58,660
Accumulated deficit	(421,858)	(348,998)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,637,707	4,603,432
Non-controlling interests in consolidated subsidiaries	265,544	296,757
Total Equity	4,903,251	4,900,189
Total Liabilities and Equity	$72,947,361	$68,262,453

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Interest income from loans	$191,466	$151,704	$374,882	$289,324
Interest income from investment securities	22,545	10,790	40,177	26,059
Servicing fees	9,008	17,315	33,441	43,382
Rental income	87,297	88,891	171,130	170,001
Other revenues	865	856	2,031	1,377
Total revenues	311,181	269,556	621,661	530,143
Costs and expenses:
Management fees	22,523	27,494	45,989	58,136
Interest expense	130,126	91,592	264,798	178,775
General and administrative	37,578	35,528	72,508	67,670
Acquisition and investment pursuit costs	74	1,561	416	1,938
Costs of rental operations	30,655	32,897	60,306	62,590
Depreciation and amortization	28,552	37,150	57,806	68,894
Loan loss provision, net	2,518	25,259	3,281	26,797
Other expense	1,443	497	1,654	601
Total costs and expenses	253,469	251,978	506,758	465,401
Other income (loss):
Change in net assets related to consolidated VIEs	55,158	43,946	102,994	96,599
Change in fair value of servicing rights	(916)	(2,203)	(1,683)	(8,017)
Change in fair value of investment securities, net	667	7,702	729	7,553
Change in fair value of mortgage loans held-for-sale, net	21,891	14,833	33,157	22,633
Earnings (loss) from unconsolidated entities	8,817	5,470	(34,383)	4,008
Gain on sale of investments and other assets, net	2,515	13,437	7,000	24,097
(Loss) gain on derivative financial instruments, net	(32)	32,622	(2,239)	15,763
Foreign currency (loss) gain, net	(7,017)	(13,264)	(1,470)	285
Loss on extinguishment of debt	(2,816)	(186)	(6,114)	(186)
Other income (loss), net	—	498	(73)	606
Total other income	78,267	102,855	97,918	163,341
Income before income taxes	135,979	120,433	212,821	228,083
Income tax provision	(3,533)	(3,343)	(3,867)	(6,199)
Net income	132,446	117,090	208,954	221,884
Net income attributable to non-controlling interests	(5,430)	(7,860)	(11,555)	(12,722)
Net income attributable to Starwood Property Trust, Inc.	$127,016	$109,230	$197,399	$209,162

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic	$0.45	$0.41	$0.70	$0.80
Diluted	$0.45	$0.40	$0.70	$0.77

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, amounts in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$132,446	$117,090	$208,954	$221,884
Other comprehensive income (loss) (net change by component):
Cash flow hedges	—	(23)	—	(18)
Available-for-sale securities	(79)	1,023	(466)	2,186
Foreign currency translation	1,405	(8,176)	(1,070)	(3,958)
Other comprehensive income (loss)	1,326	(7,176)	(1,536)	(1,790)
Comprehensive income	133,772	109,914	207,418	220,094
Less: Comprehensive income attributable to non-controlling interests	(5,430)	(7,860)	(11,555)	(12,722)
Comprehensive income attributable to Starwood Property Trust, Inc.	$128,342	$102,054	$195,863	$207,372

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

For the Three Months Ended June 30, 2019 and 2018

(Unaudited, amounts in thousands, except share data)

								Total
								Starwood
							Accumulated	Property
	Common stock		Additional				Other	Trust, Inc.	Non-
		Par	Paid-in	Treasury Stock		Accumulated	Comprehensive	Stockholders’	Controlling	Total
	Shares	Value	Capital	Shares	Amount	Deficit	Income	Equity	Interests	Equity
Balance, April 1, 2019	285,481,485	$2,855	$5,080,173	5,180,140	$(104,194)	$(413,553)	$55,798	$4,621,079	$295,888	$4,916,967
Proceeds from DRIP Plan	9,311	—	212	—	—	—	—	212	—	212
Redemption of Class A Units for common stock	754,345	8	16,365	—	—	—	—	16,373	(16,373)	—
Equity offering costs	—	—	(3)	—	—	—	—	(3)	—	(3)
Share-based compensation	206,220	1	7,024	—	—	—	—	7,025	—	7,025
Net income	—	—	—	—	—	127,016	—	127,016	5,430	132,446
Dividends declared, $0.48 per share	—	—	—	—	—	(135,321)	—	(135,321)	—	(135,321)
Other comprehensive income, net	—	—	—	—	—	—	1,326	1,326	—	1,326
VIE non-controlling interests	—	—	—	—	—	—	—	—	(40)	(40)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	4,541	4,541
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(23,902)	(23,902)
Balance, June 30, 2019	286,451,361	$2,864	$5,103,771	5,180,140	$(104,194)	$(421,858)	$57,124	$4,637,707	$265,544	$4,903,251

Balance, April 1, 2018	267,135,302	$2,671	$4,728,183	5,180,140	$(104,194)	$(243,438)	$75,310	$4,458,532	$246,155	$4,704,687
Proceeds from DRIP Plan	7,331	—	155	—	—	—	—	155	—	155
Equity offering costs	—	—	(17)	—	—	—	—	(17)	—	(17)
Share-based compensation	175,121	2	5,835	—	—	—	—	5,837	—	5,837
Manager incentive fee paid in stock	224,071	2	4,813	—	—	—	—	4,815	—	4,815
Net income	—	—	—	—	—	109,230	—	109,230	7,860	117,090
Dividends declared, $0.48 per share	—	—	—	—	—	(126,554)	—	(126,554)	—	(126,554)
Other comprehensive loss, net	—	—	—	—	—	—	(7,176)	(7,176)	—	(7,176)
VIE non-controlling interests	—	—	—	—	—	—	—	—	407	407
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	8,601	8,601
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(8,154)	(8,154)
Balance, June 30, 2018	267,541,825	$2,675	$4,738,969	5,180,140	$(104,194)	$(260,762)	$68,134	$4,444,822	$254,869	$4,699,691

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity (Continued)

For the Six Months Ended June 30, 2019 and 2018

(Unaudited, amounts in thousands, except share data)

								Total
								Starwood
							Accumulated	Property
	Common stock		Additional				Other	Trust, Inc.	Non-
		Par	Paid-in	Treasury Stock		Accumulated	Comprehensive	Stockholders’	Controlling	Total
	Shares	Value	Capital	Shares	Amount	Deficit	Income	Equity	Interests	Equity
Balance, January 1, 2019	280,839,692	$2,808	$4,995,156	5,180,140	$(104,194)	$(348,998)	$58,660	$4,603,432	$296,757	$4,900,189
Proceeds from DRIP Plan	17,136	—	379	—	—	—	—	379	—	379
Redemption of Class A Units for common stock	754,345	8	16,365	—	—	—	—	16,373	(16,373)	—
Equity offering costs	—	—	(8)	—	—	—	—	(8)	—	(8)
Conversion of 2019 Convertible Notes	3,611,918	36	67,526	—	—	—	—	67,562	—	67,562
Share-based compensation	732,907	7	13,381	—	—	—	—	13,388	—	13,388
Manager incentive fee paid in stock	495,363	5	10,972	—	—	—	—	10,977	—	10,977
Net income	—	—	—	—	—	197,399	—	197,399	11,555	208,954
Dividends declared, $0.96 per share	—	—	—	—	—	(270,259)	—	(270,259)	—	(270,259)
Other comprehensive loss, net	—	—	—	—	—	—	(1,536)	(1,536)	—	(1,536)
VIE non-controlling interests	—	—	—	—	—	—	—	—	(177)	(177)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	4,636	4,636
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(30,854)	(30,854)
Balance, June 30, 2019	286,451,361	$2,864	$5,103,771	5,180,140	$(104,194)	$(421,858)	$57,124	$4,637,707	$265,544	$4,903,251

Balance, January 1, 2018	265,983,309	$2,660	$4,715,246	4,606,885	$(92,104)	$(217,312)	$69,924	$4,478,414	$100,787	$4,579,201
Proceeds from DRIP Plan	14,982	—	314	—	—	—	—	314	—	314
Equity offering costs	—	—	(17)	—	—	—	—	(17)	—	(17)
Common stock repurchased	—	—	—	573,255	(12,090)	—	—	(12,090)	—	(12,090)
Share-based compensation	773,822	8	10,597	—	—	—	—	10,605	—	10,605
Manager incentive fee paid in stock	769,712	7	15,791	—	—	—	—	15,798	—	15,798
Net income	—	—	—	—	—	209,162	—	209,162	12,722	221,884
Dividends declared, $0.96 per share	—	—	—	—	—	(252,612)	—	(252,612)	—	(252,612)
Other comprehensive loss, net	—	—	—	—	—	—	(1,790)	(1,790)	—	(1,790)
VIE non-controlling interests	—	—	—	—	—	—	—	—	976	976
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	375,292	375,292
Distributions to non-controlling interests	—	—	(2,962)	—	—	—	—	(2,962)	(234,589)	(237,551)
Sale of controlling interest in majority owned property asset	—	—	—	—	—	—	—	—	(319)	(319)
Balance, June 30, 2018	267,541,825	$2,675	$4,738,969	5,180,140	$(104,194)	$(260,762)	$68,134	$4,444,822	$254,869	$4,699,691

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	For the Six Months Ended
	June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$208,954	$221,884
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of deferred financing costs, premiums and discounts on secured financing agreements and secured borrowings on transferred loans	17,439	11,498
Amortization of discounts and deferred financing costs on senior notes	3,849	6,835
Accretion of net discount on investment securities	(7,857)	(9,583)
Accretion of net deferred loan fees and discounts	(16,112)	(20,961)
Share-based compensation	13,388	10,605
Share-based component of incentive fees	10,977	15,798
Change in fair value of investment securities	(729)	(7,553)
Change in fair value of consolidated VIEs	(11,957)	(18,884)
Change in fair value of servicing rights	1,683	8,017
Change in fair value of loans held-for-sale	(33,157)	(22,633)
Change in fair value of derivatives	4,496	(13,432)
Foreign currency loss (gain), net	1,470	(369)
Gain on sale of investments and other assets	(7,000)	(24,097)
Impairment charges on properties and related intangibles	1,392	412
Loan loss provision, net	3,281	26,797
Depreciation and amortization	57,416	67,857
Loss (earnings) from unconsolidated entities	34,383	(4,008)
Distributions of earnings from unconsolidated entities	8,056	4,569
Loss on extinguishment of debt	6,114	186
Origination and purchase of loans held-for-sale, net of principal collections	(1,600,100)	(814,154)
Proceeds from sale of loans held-for-sale	928,747	481,765
Changes in operating assets and liabilities:
Related-party payable, net	(22,899)	(17,045)
Accrued and capitalized interest receivable, less purchased interest	(54,261)	(36,218)
Other assets	(18,270)	(15,038)
Accounts payable, accrued expenses and other liabilities	(12,153)	85
Net cash used in operating activities	(482,850)	(147,667)
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(2,051,646)	(2,404,133)
Proceeds from principal collections on loans	1,342,698	1,840,897
Proceeds from loans sold	843,344	194,720
Purchase of investment securities	—	(20,465)
Proceeds from sales of investment securities	3,978	807
Proceeds from principal collections on investment securities	73,035	321,687
Proceeds from sales and insurance recoveries on properties	1,841	96,147
Purchases and additions to properties and other assets	(10,425)	(36,769)
Investment in unconsolidated entities	(785)	(3,060)
Distribution of capital from unconsolidated entities	10,041	21,287
Payments for purchase or termination of derivatives	(20,212)	(17,373)
Proceeds from termination of derivatives	8,899	13,807
Net cash provided by investing activities	200,768	7,552

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited, amounts in thousands)

	For the Six Months Ended
	June 30,
	2019	2018
Cash Flows from Financing Activities:
Proceeds from borrowings	$3,271,785	$3,001,735
Principal repayments on and repurchases of borrowings	(2,679,056)	(2,410,574)
Payment of deferred financing costs	(18,388)	(20,005)
Proceeds from common stock issuances	379	314
Payment of equity offering costs	(8)	(17)
Payment of dividends	(267,301)	(251,671)
Contributions from non-controlling interests	4,636	8,911
Distributions to non-controlling interests	(30,854)	(237,551)
Purchase of treasury stock	—	(12,090)
Issuance of debt of consolidated VIEs	100,224	7,948
Repayment of debt of consolidated VIEs	(91,808)	(98,324)
Distributions of cash from consolidated VIEs	21,411	58,908
Net cash provided by financing activities	311,020	47,584
Net increase (decrease) in cash, cash equivalents and restricted cash	28,938	(92,531)
Cash, cash equivalents and restricted cash, beginning of period	487,865	418,273
Effect of exchange rate changes on cash	(605)	(529)
Cash, cash equivalents and restricted cash, end of period	$516,198	$325,213
Supplemental disclosure of cash flow information:
Cash paid for interest	$252,392	$147,228
Income taxes paid	7,270	6,132
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared, but not yet paid	$135,615	$126,555
Consolidation of VIEs (VIE asset/liability additions)	4,104,135	1,815,070
Deconsolidation of VIEs (VIE asset/liability reductions)	303,827	1,022,356
Settlement of 2019 Convertible Notes in shares	75,525	—
Settlement of loans transferred as secured borrowings	74,692	—
Net assets acquired through foreclosure	27,416	—
Redemption of Class A Units for common stock	16,373	—
Lease liabilities arising from obtaining right-of-use assets	7,092	—
Net assets acquired from consolidated VIEs	—	27,737
Contribution of Woodstar II Portfolio net assets from non-controlling interests	—	366,381

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2019

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

We have four reportable business segments as of June 30, 2019 and we refer to the investments within these segments as our target assets:

●	Real estate commercial and residential lending (the “Commercial and Residential Lending Segment”)—engages primarily in originating, acquiring, financing and managing commercial and residential first mortgages, subordinated mortgages, mezzanine loans, preferred equity, commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”) and other real estate and real estate-related debt investments in both the U.S. and Europe (including distressed or non-performing loans).

●	Infrastructure lending (the “Infrastructure Lending Segment”)—engages primarily in originating, acquiring, financing and managing infrastructure debt investments.

●	Real estate property (the “Property Segment”)—engages primarily in acquiring and managing equity interests in stabilized commercial real estate properties, including multifamily properties and commercial properties subject to net leases, that are held for investment.

●	Real estate investing and servicing (the “Investing and Servicing Segment”)—includes (i) a servicing business in the U.S. that manages and works out problem assets, (ii) an investment business that selectively acquires and manages unrated, investment grade and non-investment grade rated CMBS, including subordinated interests of securitization and resecuritization transactions, (iii) a mortgage loan business which originates conduit loans for the primary purpose of selling these loans into securitization transactions and (iv) an investment business that selectively acquires commercial real estate assets, including properties acquired from CMBS trusts.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (our “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results for the full year.

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

Leases

On January 1, 2019, ASC 842, Leases, became effective for the Company. ASC 842 establishes a right-of-use model for lessee accounting which results in the recognition of most leased assets and lease liabilities on the balance sheet of the lessee. Lessor accounting was not significantly affected by this ASC. We elected to apply the provisions of ASC 842 as of January 1, 2019 and not to retrospectively adjust prior periods presented. Such application did not result in any cumulative-effect adjustment as of January 1, 2019. We elected the “package of practical expedients” for transition purposes, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs for leases that commenced prior to January 1, 2019. We also elected not to apply the recognition provisions of ASC 842 to short-term leases, which have original lease terms of 12 months or less. As a lessor, we elected not to separate nonlease components, such as reimbursements from tenants for common area maintenance (“CAM”), from lease components for all classes of underlying assets, and continue to recognize such nonlease components ratably in rental income. We also elected to continue to exclude from rental income all sales, use and other similar taxes collected from lessees. As required by ASC 842, we no longer record as revenues and expenses lessor costs (such as property taxes) paid directly by the lessees. The application of ASC 842 has had no material effect on our consolidated financial statements, as all of our leases, as both lessor and lessee, are currently classified as operating leases, which are subject to essentially the same straight-line revenue and expense recognition as in the past. As a lessee, our only significant long-term lease as of January 1, 2019 resulted in the recognition of a $12.0 million lease liability and corresponding right-of-use asset, which are classified within “Accounts payable, accrued expenses and other liabilities” and “Other assets”, respectively, in our condensed consolidated balance sheet as of June 30, 2019.

Earnings Per Share

We present both basic and diluted earnings per share (“EPS”) amounts in our financial statements. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from (i) our share-based compensation, consisting of unvested restricted stock (“RSAs”) and restricted stock units (“RSUs”), (ii) shares contingently issuable to our Manager, (iii) the conversion options associated with our outstanding convertible senior notes (the “Convertible Notes”) (see Notes 10 and 17), and (iv) non-controlling interests that are redeemable with our common stock (see Note 16). Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

Nearly all of the Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities. In addition, the non-controlling interests that are redeemable with our common stock are considered participating securities because they earn a preferred return indexed to the dividend rate on our common stock (see Note 16). Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities. For the three and six months ended June 30, 2019 and 2018, the two-class method resulted in the most dilutive EPS calculation.

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

3. Acquisitions

During the three and six months ended June 30, 2019, we had no significant acquisitions or divestitures of properties or businesses and no measurement period adjustments related to a prior year business combination.

4. Loans

Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option. The following tables summarize our investments in mortgages and loans by subordination class as of June 30, 2019 and December 31, 2018 (dollars in thousands):

				Weighted
			Weighted	Average Life
	Carrying	Face	Average	(“WAL”)
June 30, 2019	Value	Amount	Coupon	(years)(1)
First mortgages (2)	$6,879,248	$6,905,735	6.4%	2.0
First priority infrastructure loans	1,356,511	1,367,336	5.9%	4.6
Subordinated mortgages (3)	52,926	54,092	8.8%	3.2
Mezzanine loans (2)	446,484	447,537	11.1%	2.1
Other	61,931	65,651	8.2%	2.0
Total loans held-for-investment	8,797,100	8,840,351
Loans held-for-sale, fair value option, residential	1,156,778	1,124,838	6.2%	5.0
Loans held-for-sale, fair value option, commercial	215,620	215,425	4.2%	9.7
Loans held-for-sale, infrastructure	214,923	219,298	4.1%	1.5
Total gross loans	10,384,421	10,399,912
Loan loss allowance	(33,306)	—
Total net loans	$10,351,115	$10,399,912

December 31, 2018
First mortgages (2)	$6,607,117	$6,631,236	6.9%	2.0
First priority infrastructure loans	1,456,779	1,465,828	5.7%	4.5
Subordinated mortgages (3)	52,778	53,996	8.9%	3.7
Mezzanine loans (2)	393,832	394,739	10.6%	2.0
Other	61,001	64,658	8.2%	2.5
Total loans held-for-investment	8,571,507	8,610,457
Loans held-for-sale, fair value option, residential	623,660	609,571	6.3%	6.6
Loans held-for-sale, commercial ($47,622 under fair value option)	94,117	94,916	5.4%	6.2
Loans held-for-sale, infrastructure	469,775	486,909	3.5%	0.3
Loans transferred as secured borrowings	74,346	74,692	7.1%	1.3
Total gross loans	9,833,405	9,876,545
Loan loss allowance	(39,151)	—
Total net loans	$9,794,254	$9,876,545
(1)	Represents the WAL of each respective group of loans as of the respective balance sheet date. The WAL of each individual loan is calculated using amounts and timing of future principal payments, as projected at origination or acquisition.

(2)	First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $890.0 million and $1.0 billion being classified as first mortgages as of June 30, 2019 and December 31, 2018, respectively.

(3)	Subordinated mortgages include B-Notes and junior participation in first mortgages where we do not own the senior A-Note or senior participation. If we own both the A-Note and B-Note, we categorize the loan as a first mortgage loan.

During the three and six months ended June 30, 2018, the Company received distributions totaling $12.3 million from a profit participation in a mortgage loan that was repaid in 2016. The loan was secured by a retail and hospitality property located in the Times Square area of New York City. The profit participation is accounted for as a loan in accordance with the acquisition, development and construction accounting guidance within ASC 310-10, which resulted in distributions in excess of basis being recognized within interest income in our consolidated statements of operations. There were no distributions from profit participations received during the three and six months ended June 30, 2019.

As of June 30, 2019, approximately $8.3 billion, or 94.8%, of our loans held-for-investment were variable rate and carried a coupon of LIBOR plus a weighted-average spread of 4.2%.

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

The rating categories for commercial real estate loans generally include the characteristics described below, but these are utilized as guidelines and therefore not every loan will have all of the characteristics described in each category:

Rating	Characteristics
1	●	Sponsor capability and financial condition—Sponsor is highly rated or investment grade or, if private, the equivalent thereof with significant management experience.
	●	Loan collateral and performance relative to underwriting—The collateral has surpassed underwritten expectations.
	●	Quality and stability of collateral cash flows—Occupancy is stabilized, the property has had a history of consistently high occupancy, and the property has a diverse and high quality tenant mix.
	●	Loan structure—Loan to collateral value ratio (“LTV”) does not exceed 65%. The loan has structural features that enhance the credit profile.

2	●	Sponsor capability and financial condition—Strong sponsorship with experienced management team and a responsibly leveraged portfolio.
	●	Loan collateral and performance relative to underwriting—Collateral performance equals or exceeds underwritten expectations and covenants and performance criteria are being met or exceeded.
	●	Quality and stability of collateral cash flows—Occupancy is stabilized with a diverse tenant mix.
	●	Loan structure—LTV does not exceed 70% and unique property risks are mitigated by structural features.

3	●	Sponsor capability and financial condition—Sponsor has historically met its credit obligations, routinely pays off loans at maturity, and has a capable management team.
	●	Loan collateral and performance relative to underwriting—Property performance is consistent with underwritten expectations.
	●	Quality and stability of collateral cash flows—Occupancy is stabilized, near stabilized, or is on track with underwriting.
	●	Loan structure—LTV does not exceed 80%.

4	●	Sponsor capability and financial condition—Sponsor credit history includes missed payments, past due payment, and maturity extensions. Management team is capable but thin.
●

Loan collateral and performance relative to underwriting—Property performance lags behind underwritten expectations. Performance criteria and loan covenants have required occasional waivers. A sale of the property may be necessary in order for the borrower to pay off the loan at maturity.

	●	Quality and stability of collateral cash flows—Occupancy is not stabilized and the property has a large amount of rollover.
	●	Loan structure—LTV is 80% to 90%.

5	●	Sponsor capability and financial condition—Credit history includes defaults, deeds-in-lieu, foreclosures, and/or bankruptcies.
●

Loan collateral and performance relative to underwriting—Property performance is significantly worse than underwritten expectations. The loan is not in compliance with loan covenants and performance criteria and may be in default. Sale proceeds would not be sufficient to pay off the loan at maturity.

	●	Quality and stability of collateral cash flows—The property has material vacancy and significant rollover of remaining tenants.
	●	Loan structure—LTV exceeds 90%.

The risk ratings for loans subject to our rating system, which excludes loans held-for-sale, by class of loan were as follows as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	Balance Sheet Classification
	Loans Held-For-Investment									Loans
			First Priority							Transferred		% of
Risk Rating	First		Infrastructure		Subordinated		Mezzanine			As Secured		Total
Category	Mortgages		Loans		Mortgages		Loans	Other		Borrowings	Total	Loans
June 30, 2019
1	$812		$—		$—		$—	$23,264		$—	$24,076	0.2%
2	3,316,307		—		38,017		165,910	—		—	3,520,234	33.9%
3	3,361,878		—		2,933		280,574	31,104		—	3,676,489	35.4%
4	—		—		—		—	—		—	—	—%
5	60,637		—		—		—	—		—	60,637	0.6%
N/A	139,614	(1)	1,356,511	(2)	11,976	(1)	—	7,563	(1)	—	1,515,664	14.6%
	$6,879,248		$1,356,511		$52,926		$446,484	$61,931		$—	8,797,100
Loans held-for-sale											1,587,321	15.3%
Total gross loans											$10,384,421	100.0%

December 31, 2018
1	$6,538		$—		$—		$—	$23,767		$—	$30,305	0.3%
2	3,356,342		—		7,392		111,466	—		74,346	3,549,546	36.1%
3	2,987,296		—		33,410		282,366	31,039		—	3,334,111	33.9%
4	63,094		—		—		—	—		—	63,094	0.6%
5	—		—		—		—	—		—	—	—%
N/A	193,847	(1)	1,456,779	(2)	11,976	(1)	—	6,195	(1)	—	1,668,797	17.0%
	$6,607,117		$1,456,779		$52,778		$393,832	$61,001		$74,346	8,645,853
Loans held-for-sale											1,187,552	12.1%
Total gross loans											$9,833,405	100.0%
(1)	Principally represents loans individually evaluated for impairment in accordance with ASC 310-10.
(2)	First priority infrastructure loans were not risk rated as the Company is in the process of developing a risk rating policy for these loans.

After completing our impairment evaluation process as of June 30, 2019, we concluded that no additional impairment charges or releases thereof were required. During the six months ended June 30, 2019, we charged-off an allowance for impaired loans of $8.3 million relating to a first mortgage loan on a grocery distribution facility located in Montgomery, Alabama that we foreclosed on in March 2019 and obtained physical possession of the underlying collateral property. As of the foreclosure date, our carrying value of the loan totaled $9.0 million ($20.9 million unpaid principal balance net of an $8.3 million allowance for impaired loan and $3.6 million of unamortized discount). In April 2019, we foreclosed on a first mortgage loan on a grocery distribution facility located in Orlando, Florida and obtained physical possession of the underlying collateral property. As of the foreclosure date, the appraised value of the property exceeded the $18.5 million carrying value of the loan ($21.9 million unpaid principal and interest balance net of a $3.4 million unamortized discount, and no reserve for impaired loan).

As of June 30, 2019, we had allowances for impaired loans of $29.9 million. Of this amount, $21.6 million relates to a residential conversion project located in New York City, for which our recorded investment was as follows as of June 30, 2019: (i) $139.6 million first mortgage and contiguous mezzanine loans ($110.1 million unpaid principal balance, which does not reflect $38.4 million of accrued interest and $21.6 million allowance for impaired loan) and (ii) $6.7 million unsecured promissory note ($7.4 million unpaid principal balance and no reserve for impaired loan).

Also included in the allowance for impaired loans is $8.3 million related to two subordinated mortgages on department stores located in the Greater Chicago area. Our recorded investment in these loans totaled $12.2 million ($12.0 million unpaid principal balance and $8.3 million allowance for impaired loans) as of June 30, 2019.

We apply the cost recovery method of interest income recognition for these impaired loans. The average recorded investment in the impaired loans for the three and six months ended June 30, 2019 was $172.9 million and $186.0 million, respectively.

As of June 30, 2019, we held TDRs with unfunded commitments of $4.6 million. There were no TDRs for which interest income was recognized during the three and six months ended June 30, 2019.

As of June 30, 2019, the department store loans discussed above were 90 days or greater past due, as were $4.5 million of residential loans and a $36.2 million infrastructure loan with a carrying value of $29.2 million, net of a $7.0 million non-accretable difference. In accordance with our interest income recognition policy, these loans were placed on non-accrual status.

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

	For the Six Months Ended
	June 30,
	2019	2018
Allowance for loan losses at January 1	$39,151	$4,330
Provision for (reversal of) loan losses	3,281	(3,055)
Provision for impaired loans	—	29,852
Charge-offs	(9,126)	—
Recoveries	—	—
Allowance for loan losses at June 30	$33,306	$31,127
Recorded investment in loans related to the allowance for loan loss	$303,981	$273,020

The activity in our loan portfolio was as follows (amounts in thousands):

	For the Six Months Ended
	June 30,
	2019	2018
Balance at January 1	$9,794,254	$7,382,641
Acquisitions/originations/additional funding	3,704,727	3,315,664
Capitalized interest (1)	52,405	29,499
Basis of loans sold (2)	(1,767,387)	(676,214)
Loan maturities/principal repayments	(1,447,593)	(1,964,644)
Discount accretion/premium amortization	16,112	20,961
Changes in fair value	33,157	22,633
Unrealized foreign currency translation loss	(3,903)	(8,608)
Loan loss provision, net	(3,281)	(26,797)
Loan foreclosure	(27,303)	—
Transfer to/from other asset classifications	(73)	27
Balance at June 30	$10,351,115	$8,095,162

(1)     Represents accrued interest income on loans whose terms do not require current payment of interest.

(2)     See Note 11 for additional disclosure on these transactions.

5. Investment Securities

Investment securities were comprised of the following as of June 30, 2019 and December 31, 2018 (amounts in thousands):

	Carrying Value as of
	June 30, 2019	December 31, 2018
RMBS, available-for-sale	$200,874	$209,079
RMBS, fair value option (1)	63,203	87,879
CMBS, fair value option (1)	1,160,421	1,157,508
Held-to-maturity (“HTM”) debt securities, amortized cost	592,163	644,149
Equity security, fair value	11,833	11,893
Subtotal—Investment securities	2,028,494	2,110,508
VIE eliminations (1)	(1,178,922)	(1,204,040)
Total investment securities	$849,572	$906,468
(1)	Certain fair value option CMBS and RMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.

Purchases, sales and principal collections for all investment securities were as follows (amounts in thousands):

	RMBS,	RMBS, fair	CMBS, fair	HTM	Equity	Securitization
	available-for-sale	value option	value option	Securities	Security	VIEs (1)	Total
Three Months Ended June 30, 2019
Purchases	$—	$—	$38,951	$—	$—	$(38,951)	$—
Sales	—	41,501	25,795	—	—	(66,546)	750
Principal collections	6,417	3,058	12,072	53,462	—	(9,728)	65,281
Three Months Ended June 30, 2018
Purchases	$—	$—	$61,683	$—	$—	$(41,218)	$20,465
Sales	807	—	—	—	—	—	807
Principal collections	8,036	—	45,599	94,181	—	(45,359)	102,457

	RMBS,	RMBS, fair	CMBS, fair	HTM	Equity	Securitization
	available-for-sale	value option	value option	Securities	Security	VIEs (1)	Total
Six Months Ended June 30, 2019
Purchases	$—	$26,272	$52,213	$—	$—	$(78,485)	$—
Sales	—	41,501	62,701	—	—	(100,224)	3,978
Principal collections	12,777	5,092	21,909	54,668	—	(21,411)	73,035
Six Months Ended June 30, 2018
Purchases	$—	$—	$91,908	$—	$—	$(71,443)	$20,465
Sales	807	—	7,948	—	—	(7,948)	807
Principal collections	18,186	—	60,780	302,484	—	(59,763)	321,687
(1)	Represents RMBS and CMBS, fair value option amounts eliminated due to our consolidation of securitization VIEs. These amounts are reflected as repayment of debt of consolidated VIEs in our condensed consolidated statements of cash flows.

RMBS, Available-for-Sale

The Company classified all of its RMBS not eliminated in consolidation as available-for-sale as of June 30, 2019 and December 31, 2018. These RMBS are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (“AOCI”).

The tables below summarize various attributes of our investments in available-for-sale RMBS as of June 30, 2019 and December 31, 2018 (amounts in thousands):

				Unrealized Gains or (Losses)
				Recognized in AOCI
	Purchase		Recorded		Gross	Gross	Net
	Amortized	Credit	Amortized	Non-Credit	Unrealized	Unrealized	Fair Value
	Cost	OTTI	Cost	OTTI	Gains	Losses	Adjustment	Fair Value
June 30, 2019
RMBS	$157,721	$(9,897)	$147,824	$(22)	$53,072	$—	$53,050	$200,874
December 31, 2018
RMBS	$165,461	$(9,897)	$155,564	$(31)	$53,546	$—	$53,515	$209,079

	Weighted Average Coupon (1)	Weighted Average Rating	WAL (Years) (2)
June 30, 2019
RMBS	3.6%	BB-	5.9
December 31, 2018
RMBS	3.7%	CCC-	6.0
(1)	Calculated using the June 30, 2019 and December 31, 2018 one-month LIBOR rate of 2.398% and 2.503%, respectively, for floating rate securities.

(2)	Represents the remaining WAL of each respective group of securities as of the respective balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.

As of June 30, 2019, approximately $170.5 million, or 84.9%, of RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 1.23%. As of December 31, 2018, approximately $177.4 million, or 84.9%, of RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 1.22%. We purchased all of the RMBS at a discount, a portion of which will be accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of this accretable discount.

The following table contains a reconciliation of aggregate principal balance to amortized cost for our RMBS as of June 30, 2019 and December 31, 2018 (amounts in thousands):

	June 30, 2019	December 31, 2018
Principal balance	$295,215	$309,497
Accretable yield	(54,821)	(54,779)
Non-accretable difference	(92,570)	(99,154)
Total discount	(147,391)	(153,933)
Amortized cost	$147,824	$155,564

The principal balance of credit deteriorated RMBS was $278.1 million and $290.8 million as of June 30, 2019 and December 31, 2018, respectively. Accretable yield related to these securities totaled $50.1 million and $49.5 million as of June 30, 2019 and December 31, 2018, respectively.

The following table discloses the changes to accretable yield and non-accretable difference for our RMBS during the three and six months ended June 30, 2019 (amounts in thousands):

		Non-Accretable
Three Months Ended June 30, 2019	Accretable Yield	Difference
Balance as of April 1, 2019	$57,391	$93,131
Accretion of discount	(2,535)	—
Principal write-downs, net	—	(596)
Transfer to/from non-accretable difference	(35)	35
Balance as of June 30, 2019	$54,821	$92,570

Six Months Ended June 30, 2019
Balance as of January 1, 2019	$54,779	$99,154
Accretion of discount	(5,038)	—
Principal write-downs, net	—	(1,504)
Transfer to/from non-accretable difference	5,080	(5,080)
Balance as of June 30, 2019	$54,821	$92,570

We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.4 million for both the three months ended June 30, 2019 and 2018 and $0.8 million and $0.9 million for the six months ended June 30, 2019 and 2018, respectively, for which has been recorded as management fees in the accompanying condensed consolidated statements of operations.

The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities that were in an unrealized loss position as of June 30, 2019 and December 31, 2018, and for which other-than-temporary impairments (“OTTI”) (full or partial) have not been recognized in earnings (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a	Securities with a	Securities with a	Securities with a
	loss less than	loss greater than	loss less than	loss greater than
	12 months	12 months	12 months	12 months
As of June 30, 2019
RMBS	$2,118	$—	$(22)	$—
As of December 31, 2018
RMBS	$2,148	$—	$(31)	$—

As of both June 30, 2019 and December 31, 2018, there was one security with unrealized losses reflected in the table above. After evaluating the security and recording adjustments for credit-related OTTI, we concluded that the remaining unrealized losses reflected above were noncredit-related and would be recovered from the security’s estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the security, it was not considered more likely than not that we would be forced to sell the security prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses, which represent most of the OTTI we record on securities, are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or impairments could be materially different from what is currently projected and/or reported.

CMBS and RMBS, Fair Value Option

As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for certain CMBS and RMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of June 30, 2019, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $1.2 billion and $2.9 billion, respectively. As of June 30, 2019, the fair value and unpaid principal balance of RMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $63.2 million and $34.9 million, respectively. The $1.2 billion total fair value balance of CMBS and RMBS represents our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value (all except $44.7 million at June 30, 2019) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option investment securities.

As of June 30, 2019, $145.0 million of our CMBS were variable rate and none of our RMBS were variable rate.

HTM Debt Securities, Amortized Cost

The table below summarizes unrealized gains and losses of our investments in HTM debt securities as of June 30, 2019 and December 31, 2018 (amounts in thousands):

	Net Carrying Amount	Gross Unrealized	Gross Unrealized
	(Amortized Cost)	Holding Gains	Holding Losses	Fair Value
June 30, 2019
CMBS	$361,648	$1,534	$(649)	$362,533
Preferred interests	175,183	583	—	175,766
Infrastructure bonds	55,332	717	(575)	55,474
Total	$592,163	$2,834	$(1,224)	$593,773
December 31, 2018
CMBS	$408,556	$2,435	$(3,349)	$407,642
Preferred interests	174,825	703	—	175,528
Infrastructure bonds	60,768	178	(168)	60,778
Total	$644,149	$3,316	$(3,517)	$643,948

The table below summarizes the maturities of our HTM debt securities by type as June 30, 2019 (amounts in thousands):

		Preferred	Infrastructure
	CMBS	Interests	Bonds	Total
Less than one year	$75,204	$—	$—	$75,204
One to three years	286,444	—	9,094	295,538
Three to five years	—	175,183	—	175,183
Thereafter	—	—	46,238	46,238
Total	$361,648	$175,183	$55,332	$592,163

As of June 30, 2019 and December 31, 2018, $20.7 million and $21.2 million, respectively, of our infrastructure bonds with an aggregate principal balance of $33.7 million and $34.2 million, respectively, were originally acquired with deteriorated credit quality and had no accretable yield and an aggregate non-accretable difference of $13.0 million.

Equity Security, Fair Value Option

During 2012, we acquired 9,140,000 ordinary shares from a related-party in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. The fair value of the investment remeasured in USD was $11.8 million and $11.9 million as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, our shares represent an approximate 2% interest in SEREF.

6. Properties

Our properties are held within the following portfolios:

Ireland Portfolio

The Ireland Portfolio is comprised of 11 net leased fully occupied office properties and one multifamily property all located in Dublin, Ireland, which we acquired during the year ended December 31, 2015. The Ireland Portfolio, which collectively is comprised of approximately 600,000 square feet, includes total gross properties and lease intangibles of $519.7 million and debt of $358.0 million as of June 30, 2019.

Woodstar I Portfolio

The Woodstar I Portfolio is comprised of 32 affordable housing communities with 8,948 units concentrated primarily in the Tampa, Orlando and West Palm Beach metropolitan areas. During the year ended December 31, 2015, we acquired 18 of the 32 affordable housing communities of the Woodstar I Portfolio with the final 14 communities acquired during the year ended December 31, 2016. The Woodstar I Portfolio includes total gross properties and lease intangibles of $626.1 million and federal, state and county sponsored financing and other debt of $406.3 million as of June 30, 2019.

Woodstar II Portfolio

The Woodstar II Portfolio is comprised of 27 affordable housing communities with 6,109 units concentrated primarily in Central and South Florida. During the year ended December 31, 2017, we acquired eight of the 27 affordable housing communities of the Woodstar II Portfolio with the final 19 communities acquired during the year ended December 31, 2018. The Woodstar II Portfolio includes total gross properties and lease intangibles of $599.9 million and debt of $437.5 million as of June 30, 2019.

Medical Office Portfolio

The Medical Office Portfolio is comprised of 34 medical office buildings acquired during the year ended December 31, 2016. These properties, which collectively comprise 1.9 million square feet, are geographically dispersed throughout the U.S. and primarily affiliated with major hospitals or located on or adjacent to major hospital campuses. The Medical Office Portfolio includes total gross properties and lease intangibles of $759.3 million and debt of $488.9 million as of June 30, 2019.

Master Lease Portfolio

The Master Lease Portfolio is comprised of 16 retail properties geographically dispersed throughout the U.S., with more than 50% of the portfolio, by carrying value, located in Florida, Texas and Minnesota. These properties, which we acquired in September 2017, collectively comprise 1.9 million square feet and were leased back to the seller under corporate guaranteed master net lease agreements with initial terms of 24.6 years and periodic rent escalations. The Master Lease Portfolio includes total gross properties of $343.8 million and debt of $192.2 million as of June 30, 2019.

Investing and Servicing Segment Property Portfolio

The Investing and Servicing Segment Property Portfolio (the “REIS Equity Portfolio”) is comprised of 19 commercial real estate properties and one equity interest in an unconsolidated commercial real estate property. During the year ended December 31, 2018, we acquired three commercial real estate properties from CMBS trusts and the remaining 16 properties were acquired from CMBS trusts prior to December 31, 2017. The REIS Equity Portfolio includes total gross properties and lease intangibles of $350.4 million and debt of $236.9 million as of June 30, 2019.

The table below summarizes our properties held as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	Depreciable Life	June 30, 2019	December 31, 2018
Property Segment
Land and land improvements	0 – 15 years	$647,568	$648,972
Buildings and building improvements	5 – 45 years	1,981,043	1,980,283
Furniture & fixtures	3 – 7 years	49,198	46,048
Investing and Servicing Segment
Land and land improvements	0 – 15 years	82,480	82,332
Buildings and building improvements	3 – 40 years	215,573	213,010
Furniture & fixtures	2 – 5 years	2,470	2,158
Commercial and Residential Lending Segment (1)
Land and land improvements	0 – 7 years	11,386	—
Buildings	20 – 23 years	16,030	—
Properties, cost		3,005,748	2,972,803
Less: accumulated depreciation		(233,788)	(187,913)
Properties, net		$2,771,960	$2,784,890
(1)	Represents properties acquired through loan foreclosure. Refer to Note 4 for further discussion.

During the three and six months ended June 30, 2018, we sold three and eight operating properties for $43.3 million and $95.6 million, respectively, recognizing a gain on sale of $13.4 million and $23.7 million, respectively, within gain on sale of investments and other assets in our condensed consolidated statements of operations. One of these properties was acquired by a third party which already held a $0.3 million non-controlling interest in the property. During the three and six months ended June 30, 2018, $2.4 million and $3.7 million, respectively, of the gain on sale was attributable to non-controlling interests. No operating properties were sold during the three and six months ended June 30, 2019.

Future rental payments due to us from tenants under existing non-cancellable operating leases for each of the next five years and thereafter are as follows (in thousands):

2019 (remainder of)	$123,703
2020	145,473
2021	119,548
2022	111,591
2023	96,183
Thereafter	837,959
Total	$1,434,457

7. Investment in Unconsolidated Entities

The table below summarizes our investments in unconsolidated entities as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	Participation /	Carrying value as of
	Ownership % (1)	June 30, 2019	December 31, 2018
Equity method:
Retail Fund	33%	$71,601	$114,362
Investor entity which owns equity in an online real estate company	50%	9,387	9,372
Equity interests in commercial real estate	50%	2,366	6,294
Equity interest in and advances to a residential mortgage originator (2)	N/A	9,167	9,082
Various	25% - 50%	7,673	6,984
		100,194	146,094
Other:
Equity interest in a servicing and advisory business (3)	4%	—	6,207
Investment funds which own equity in a loan servicer and other real estate assets	4% - 6%	9,225	9,225
Various	0% - 3%	10,457	10,239
		19,682	25,671
		$119,876	$171,765
(1)	None of these investments are publicly traded and therefore quoted market prices are not available.

(2)	Includes a $2.0 million subordinated loan the Company funded in June 2018.

(3)	During the three months ended June 30, 2019, we received a capital distribution of $8.4 million and our equity interest was reduced to 4%.

We own a 33% equity interest in a fund that owns four regional shopping malls (the “Retail Fund”), an investment company that measures its assets at fair value on a recurring basis. We report our interest in the Retail Fund on a three-month lag basis at its liquidation value. During the period included in our six months ended June 30, 2019, the Retail Fund reported unrealized decreases in the fair value of its real estate properties, which resulted in a $45.2 million decrease to our investment. This amount was recognized within loss from unconsolidated entities in our condensed consolidated statement of operations during the six months ended June 30, 2019.

As of June 30, 2019, the carrying value of our equity investment in a residential mortgage originator exceeded the underlying equity in net assets of such investee by $1.6 million. This difference is the result of the Company recording its investment in the investee at its acquisition date fair value, which included certain non-amortizing intangible assets not recognized by the investee. Should the Company determine these intangible assets held by the investee are impaired, the Company will recognize such impairment loss through earnings from unconsolidated entities in our consolidated statement of operations, otherwise, such difference between the carrying value of our equity investment in the residential mortgage originator and the underlying equity in the net assets of the residential mortgage originator will continue to exist. Other than our equity interest in the residential mortgage originator, there were no differences between the carrying value of our equity method investments and the underlying equity in the net assets of the investees as of June 30, 2019.

During the three and six months ended June 30, 2019, we did not become aware of any observable price changes in our other investments accounted for under the fair value practicability exception (whereby we measure those investments at cost, less impairment, plus or minus observable price changes) or any indicators of impairment.

8. Goodwill and Intangibles

Goodwill

Infrastructure Lending Segment

The Infrastructure Lending Segment’s goodwill of $119.4 million at both June 30, 2019 and December 31, 2018 represents the excess of consideration transferred over the fair value of net assets acquired on September 19, 2018 and October 15, 2018. The goodwill recognized is attributable to value embedded in the acquired Infrastructure Lending Segment’s lending platform.

LNR Property LLC (“LNR”)

The Investing and Servicing Segment’s goodwill of $140.4 million at both June 30, 2019 and December 31, 2018 represents the excess of consideration transferred over the fair value of net assets of LNR acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes a network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets.

Intangible Assets

Servicing Rights Intangibles

In connection with the LNR acquisition, we identified domestic servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. At both June 30, 2019 and December 31, 2018, the balance of the domestic servicing intangible was net of $24.1 million, which was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of June 30, 2019 and December 31, 2018, the domestic servicing intangible had a balance of $43.0 million and $44.6 million, respectively, which represents our economic interest in this asset.

Lease Intangibles

In connection with our acquisitions of commercial real estate, we recognized in-place lease intangible assets and favorable lease intangible assets associated with certain non-cancelable operating leases of the acquired properties.

The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of June 30, 2019 and December 31, 2018 (amounts in thousands):

	As of June 30, 2019			As of December 31, 2018
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
Domestic servicing rights, at fair value	$18,874	$—	$18,874	$20,557	$—	$20,557
In-place lease intangible assets	196,644	(111,271)	85,373	198,220	(100,873)	97,347
Favorable lease intangible assets	36,645	(11,415)	25,230	36,895	(9,766)	27,129
Total net intangible assets	$252,163	$(122,686)	$129,477	$255,672	$(110,639)	$145,033

The following table summarizes the activity within intangible assets for the six months ended June 30, 2019 (amounts in thousands):

	Domestic	In-place Lease	Favorable Lease
	Servicing	Intangible	Intangible
	Rights	Assets	Assets	Total
Balance as of January 1, 2019	$20,557	$97,347	$27,129	$145,033
Amortization	—	(10,680)	(1,728)	(12,408)
Foreign exchange loss	—	(241)	(65)	(306)
Impairment (1)	—	(1,053)	(106)	(1,159)
Changes in fair value due to changes in inputs and assumptions	(1,683)	—	—	(1,683)
Balance as of June 30, 2019	$18,874	$85,373	$25,230	$129,477
(1)	Impairment of intangible lease assets is recognized within other expense in our condensed consolidated statements of operations.

The following table sets forth the estimated aggregate amortization of our in-place lease intangible assets and favorable lease intangible assets for the next five years and thereafter (amounts in thousands):

2019 (remainder of)	$10,350
2020	17,004
2021	14,716
2022	12,208
2023	8,976
Thereafter	47,349
Total	$110,603

9. Secured Financing Agreements

The following table is a summary of our secured financing agreements in place as of June 30, 2019 and December 31, 2018 (dollars in thousands):

								Carrying Value at
	Current	Extended			Pledged Asset	Maximum		June 30,	December 31,
	Maturity	Maturity (a)	Pricing		Carrying Value	Facility Size		2019	2018
Lender 1 Repo 1	(b)	(b)	LIBOR + 1.60% to 2.35%		$1,529,783	$2,000,000		$1,198,746	$1,279,979
Lender 2 Repo 1	May 2021	May 2024	LIBOR + 1.50% to 2.50%		646,549	1,100,000	(c)	509,229	384,791
Lender 4 Repo 2	May 2021	May 2023	LIBOR + 1.70% to 3.50%		1,268,735	1,000,000		766,620	552,345
Lender 6 Repo 1	Aug 2021	N/A	LIBOR + 1.50% to 2.50%		548,167	600,000		392,790	507,545
Lender 6 Repo 2	Jan 2024	N/A	GBP LIBOR + 2.45% to 2.75%, EURIBOR + 2.25%		702,382	544,973		534,598	312,437
Lender 7 Repo 1	Sep 2021	Sep 2023	LIBOR + 1.50% to 2.25%		152,326	250,000		121,758	71,720
Lender 10 Repo 1	May 2021	May 2023	LIBOR + 1.50% to 2.75%		200,417	164,840		160,480	160,480
Lender 11 Repo 1	Feb 2021	N/A	LIBOR + 2.10%		199,105	400,000		161,046	—
Lender 11 Repo 2	Sep 2019	Sep 2023	LIBOR + 2.00% to 2.50%		355,069	500,000		220,690	270,690
Lender 12 Repo 1	Jun 2021	Jun 2024	LIBOR + 1.50% to 2.45%		237,609	250,000		179,940	43,500
Lender 13 Repo 1	(d)	(d)	LIBOR + 1.45% to 1.50%		137,599	200,000		106,124	14,824
Lender 14 Repo 1	Jun 2022	Jun 2023	LIBOR + 1.75% to 2.50%		—	750,000	(e)	—	—
Lender 7 Secured Financing	Apr 2022	Apr 2024	LIBOR + 2.25%	(f)	—	650,000	(g)	—	—
Conduit Repo 2	Jun 2022	Jun 2023	LIBOR + 2.10%		91,807	200,000		70,760	35,034
Conduit Repo 3	Feb 2020	Feb 2021	LIBOR + 2.10%		110,625	150,000		82,988	—
MBS Repo 1	(h)	(h)	N/A		—	—		—	—
MBS Repo 2	Dec 2020	N/A	LIBOR + 1.55% to 1.75%		192,439	137,651		137,651	159,202
MBS Repo 3	(i)	(i)	LIBOR + 1.30% to 1.85%		650,064	385,056		385,056	427,942
MBS Repo 4	(j)	N/A	LIBOR + 1.25%		148,819	100,000		60,000	13,824
MBS Repo 5	Dec 2028	Oct 2029	4.09%		85,080	150,000		78,677	55,437
Investing and Servicing Segment Property Mortgages	May 2020 to Jun 2026	N/A	Various		258,437	242,499		224,601	219,237
Ireland Mortgage	Oct 2025	N/A	1.93%		450,129	359,677		359,677	362,854
Woodstar I Mortgages	Nov 2025 to Oct 2026	N/A	3.72% to 3.97%		341,271	276,748		276,748	276,748
Woodstar I Government Financing	Mar 2026 to Jun 2049	N/A	1.00% to 5.00%		196,030	130,031		130,031	131,179
Woodstar II Mortgages	Jan 2028 to Apr 2028	N/A	3.81% to 3.85%		523,013	417,669		417,669	417,669
Woodstar II Government Financing	Jun 2030 to Aug 2052	N/A	1.00% to 3.19%		38,421	25,147		25,147	25,311
Medical Office Mortgages	Dec 2021	Dec 2023	LIBOR + 2.50%		664,205	524,499		494,309	492,828
Master Lease Mortgages	Oct 2027	N/A	4.38%		328,890	194,900		194,900	194,900
Infrastructure Acquisition Facility	Sep 2021	Sep 2022	Various	(k)	1,276,574	1,265,209		980,149	1,551,148
Infrastructure Repo	Feb 2020	Feb 2021	LIBOR + 1.75%		328,888	500,000		275,472	—
Term Loan A	Dec 2020	Dec 2021	LIBOR + 2.25%	(f)	945,026	300,000		300,000	300,000
Revolving Secured Financing	Dec 2020	Dec 2021	LIBOR + 2.25%	(f)	—	100,000		—	—
FHLB	Feb 2021	N/A	Various		957,674	2,000,000		513,754	500,000
					$13,565,133	$15,868,899		9,359,610	8,761,624
Unamortized net discount								(2,030)	(963)
Unamortized deferred financing costs								(72,693)	(77,096)
								$9,284,887	$8,683,565
(a)	Subject to certain conditions as defined in the respective facility agreement.
(b)	Maturity date for borrowings collateralized by loans is April 2021 with three one-year extension options to April 2024. Borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions and not to exceed April 2028.
(c)	The initial maximum facility size of $800.0 million may be increased to $1.1 billion at our option, subject to certain conditions.

(d)	Maturity date for borrowings collateralized by loans is May 2020 with an additional extension option to August 2021. Borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions.
(e)	The initial maximum facility size of $500.0 million may be increased to $750.0 million, subject to certain conditions.
(f)	Subject to borrower’s option to choose alternative benchmark based rates pursuant to the terms of the credit agreement.
(g)	The initial maximum facility size of $300.0 million may be increased to $650.0 million, subject to certain conditions.
(h)	Facility carries a rolling 11-month term which may reset monthly with the lender’s consent. This facility carries no maximum facility size.
(i)	Facility carries a rolling 12-month term which may reset monthly with the lender’s consent. Current maturity is June 2020. This facility carries no maximum facility size. Amounts reflect the outstanding balance as of June 30, 2019.
(j)	The date that is 270 days after the buyer delivers notice to seller, subject to a maximum date of May 2020.
(k)	Consists of an annual interest rate of the applicable currency benchmark index + 1.50%. The spread increases 25 bps in each of the second and third years of the facility which was entered into in September 2018.

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

In April 2019, we amended the Lender 1 Repo 1 facility to extend the current maturity from September 2019 to April 2021 with three one-year extension options.

In April 2019, we amended the Lender 7 Secured Financing facility to extend the current maturity from February 2021 to April 2022 with two one-year extension options. We also now have the ability to pledge loans from the Infrastructure Lending Segment to this facility.

In May 2019, we amended the Lender 2 Repo 1 facility to increase the initial maximum facility size from $600.0 million to $800.0 million and extended the current maturity from April 2020 to May 2021 with three one-year extension options.

In June 2019, we modified the Conduit Repo 2 facility with a $950.0 million repurchase facility, of which $750.0 million is specifically designated to finance commercial loans within the Commercial and Residential Lending Segment (“Lender 14 Repo 1”) and $200.0 million is specifically designated to finance conduit loans. The facility carries a three-year initial term and an annual interest rate of LIBOR + 1.75% to 2.50%.

Our secured financing agreements contain certain financial tests and covenants. As of June 30, 2019, we were in compliance with all such covenants.

Our credit facilities generally require principal to be paid down prior to the facilities’ respective maturities if and when we receive principal payments on, or sell, the investment collateral that we have pledged. The following table sets forth our principal repayments schedule for secured financings based on the earlier of (i) the extended contractual maturity of each credit facility or (ii) the extended contractual maturity of each of the investments that have been pledged as collateral under the respective credit facility (amounts in thousands):

	Repurchase	Other Secured
	Agreements	Financing	Total
2019 (remainder of)	$97,607	$179,871	$277,478
2020	824,360	178,971	1,003,331
2021	1,379,216	823,202	2,202,418
2022	760,605	693,744	1,454,349
2023	1,753,224	566,892	2,320,116
Thereafter	627,613	1,474,305	2,101,918
Total	$5,442,625	$3,916,985	$9,359,610

For the three and six months ended June 30, 2019, approximately $8.1 million and $16.8 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations. For the three and six months ended June 30, 2018, approximately $5.8 million and $10.9 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations.

The following table sets forth our outstanding balance of repurchase agreements related to the following asset collateral classes as of June 30, 2019 and December 31, 2018 (amounts in thousands):

Class of Collateral	June 30, 2019	December 31, 2018
Loans held-for-investment	$4,466,447	$3,567,786
Loans held-for-sale	314,794	65,559
Investment securities	661,384	656,405
	$5,442,625	$4,289,750

We seek to mitigate risks associated with our repurchase agreements by managing risk related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value. The margin call provisions under the majority of our repurchase facilities, consisting of 78% of these agreements, do not permit valuation adjustments based on capital markets activity. Instead, margin calls on these facilities are limited to collateral-specific credit marks. To monitor credit risk associated with the performance and value of our loans and investments, our asset management team regularly reviews our investment portfolios and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary. For repurchase agreements containing margin call provisions for general capital markets activity, approximately 22% of these pertain to our loans held-for-sale, for which we manage credit risk through the purchase of credit index instruments. We further seek to manage risks associated with our repurchase agreements by matching the maturities and interest rate characteristics of our loans with the related repurchase agreements.

10. Unsecured Senior Notes

The following table is a summary of our unsecured senior notes outstanding as of June 30, 2019 and December 31, 2018 (dollars in thousands):

				Remaining
	Coupon	Effective	Maturity	Period of		Carrying Value at
	Rate	Rate (1)	Date	Amortization		June 30, 2019	December 31, 2018
2019 Convertible Notes	N/A	N/A	N/A	N/A		$—	$77,969
2021 Senior Notes (February)	3.63%	3.89%	2/1/2021	1.6	years	500,000	500,000
2021 Senior Notes (December)	5.00%	5.32%	12/15/2021	2.5	years	700,000	700,000
2023 Convertible Notes	4.38%	4.86%	4/1/2023	3.8	years	250,000	250,000
2025 Senior Notes	4.75%	5.04%	3/15/2025	5.7	years	500,000	500,000
Total principal amount						1,950,000	2,027,969
Unamortized discount—Convertible Notes						(4,118)	(4,644)
Unamortized discount—Senior Notes						(14,301)	(16,416)
Unamortized deferred financing costs						(6,870)	(8,078)
Carrying amount of debt components						$1,924,711	$1,998,831
Carrying amount of conversion option equity components recorded in additional paid-in capital for outstanding convertible notes						$3,755	$3,755
(1)	Effective rate includes the effects of underwriter purchase discount and the adjustment for the conversion option on our Convertible Notes, the value of which reduced the initial liability and was recorded in additional paid-in capital.

Convertible Senior Notes

During the six months ended June 30, 2019, we settled the remaining $78.0 million principal amount of the 4.00% Convertible Senior Notes due 2019 (the “2019 Notes”) through the issuance of 3.6 million shares of common stock and cash payments of $12.0 million.

We recognized interest expense of $3.0 million and $6.2 million during the three and six months ended June 30, 2019, respectively, from our unsecured Convertible Notes. We recognized interest expense of $7.6 million and $18.9 million during the three and six months ended June 30, 2018, respectively, from our unsecured Convertible Notes.

The following table details the conversion attributes of our Convertible Notes outstanding as of June 30, 2019 (amounts in thousands, except rates):

	June 30, 2019		Conversion Spread Value - Shares (3)
	Conversion	Conversion	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Rate (1)	Price (2)	2019	2018	2019	2018
2019 Notes	N/A	N/A	—	1,863	—	1,900
2023 Notes	38.5959	$25.91	—	—	—	—
			—	1,863	—	1,900

(1)	The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of Convertible Notes converted, as adjusted in accordance with the indentures governing the Convertible Notes (including the applicable supplemental indentures).

(2)	As of June 30, 2019 and 2018, the market price of the Company’s common stock was $22.72 and $21.71 per share, respectively.

(3)	The conversion spread value represents the portion of the Convertible Notes that are “in-the-money”, representing the value that would be delivered to investors in shares upon an assumed conversion.

The if-converted value of the 2023 Notes was less than their principal amount by $30.8 million at June 30, 2019 as the closing market price of the Company’s common stock of $22.72 was less than the implicit conversion price of $25.91 per share.

Effective June 30, 2018, the Company no longer asserts its intent to fully settle the principal amount of the Convertible Notes in cash upon conversion. The if-converted value of the principal amount of the 2023 Notes was $219.2 million as of June 30, 2019.

11. Loan Securitization/Sale Activities

As described below, we regularly sell loans and notes under various strategies. We evaluate such sales as to whether they meet the criteria for treatment as a sale—legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint and transfer of control.

Conduit Loan Securitizations

Within the Investing and Servicing Segment, we originate commercial mortgage loans with the intent to sell these mortgage loans to VIEs for the purposes of securitization. These VIEs then issue CMBS that are collateralized in part by these assets, as well as other assets transferred to the VIE by third parties. In certain instances, we retain an interest in the VIE and/or serve as special servicer for the VIE. In these circumstances, we generally consolidate the VIE into which the loans were sold. The following summarizes the fair value and par value of loans sold from our conduit platform, as well as the amount of sale proceeds used in part to repay the outstanding balance of the repurchase agreements associated with these loans for the three and six months ended June 30, 2019 and 2018 (amounts in thousands):

			Repayment of
			repurchase
	Face Amount	Proceeds	agreements
For the Three Months Ended June 30,
2019	$345,221	$365,377	$270,852
2018	208,141	215,133	157,538
For the Six Months Ended June 30,
2019	$524,632	$552,218	$406,985
2018	464,959	481,765	351,382

Securitization Financing Arrangements and Sales

Within the Commercial and Residential Lending Segment, we originate or acquire residential and commercial mortgage loans, subsequently selling all or a portion thereof. Typically, our motivation for entering into these transactions is to effectively create leverage on the subordinated position that we will retain and hold for investment. These loans may be sold directly or through a securitization. In certain instances, we retain an interest in the VIE and continue to act as servicer, special servicer or servicing administrator for the loan following its sale. In these circumstances, similar to the case of our Investing and Servicing Segment described above, we generally consolidate the VIE into which the loans were sold. During the six months ended June 30, 2019, we consolidated the securitization VIE into which our residential loans were sold. In this instance, we retained an interest in the VIE. The following table summarizes our loans sold and loans transferred as secured borrowings by the Commercial and Residential Lending Segment, net of expenses (amounts in thousands):

					Loan Transfers
	Loan Transfers Accounted for as Sales				Accounted for as Secured
	Commercial		Residential		Borrowings
	Face Amount	Proceeds	Face Amount	Proceeds	Face Amount	Proceeds
For the Three Months Ended June 30,
2019	$102,681	$102,141	$1,635	$1,668	$—	$—
2018	50,000	49,477	—	—	—	—
For the Six Months Ended June 30,
2019	$501,422	$498,451	$364,053	$376,529	$—	$—
2018	196,400	194,720	—	—	—	—

During the six months ended June 30, 2019, we recognized a $0.3 million change in fair value of mortgage loans held-for-sale, net in our condensed consolidated statement of operations in connection with a residential mortgage loan securitization. There were no residential mortgage loan securitizations during the three months ended June 30, 2019. During the three and six months ended June 30, 2019, gains recognized by the Commercial and Residential Lending Segment on sales of commercial loans were $0.2 million and $3.0 million, respectively. During the three and six months ended June 30, 2018, gains (losses) recognized by the Commercial and Residential Lending Segment on sales of loans were not material.

Our securitizations have each been structured as bankruptcy-remote entities whose assets are not intended to be available to the creditors of any other party.

Infrastructure Loan Sales

During the three and six months ended June 30, 2019, the Infrastructure Lending Segment sold loans held-for-sale with an aggregate face amount of $176.5 million and $356.8 million, respectively, for proceeds of $173.6 million and $346.3 million, respectively, recognizing gain on sales of $2.3 million and $3.1 million, respectively. In connection with these sales, we sold an interest rate swap guarantee for cash payment of $3.1 million and recognized a decrease in fair value of $2.7 million within (loss) gain on derivative financial instruments in our condensed consolidated statement of operations during the three months ended June 30, 2019. Refer to Note 12 for further discussion of our interest rate swap guarantees.

12. Derivatives and Hedging Activity

Risk Management Objective of Using Derivatives

We are exposed to certain risks arising from both our business operations and economic conditions. Refer to Note 13 to the consolidated financial statements included in our Form 10-K for further discussion of our risk management objectives and policies.

Designated Hedges

The Company does not generally elect to apply the hedge accounting designation to its hedging instruments. As of June 30, 2019 and December 31, 2018, the Company did not have any designated hedges. As of June 30, 2018, the Company had one interest rate swap that had been designated as a cash flow hedge of the interest rate risk associated with forecasted interest payments. During the three and six months ended June 30, 2018, the impact of this cash flow hedge on our net income was not material and we did not recognize any hedge ineffectiveness in earnings.

Non-designated Hedges and Derivatives

We have entered into the following types of non-designated hedges and derivatives:

●	Foreign exchange (“Fx”) forwards whereby we agree to buy or sell a specified amount of foreign currency for a specified amount of USD at a future date, economically fixing the USD amounts of foreign denominated cash flows we expect to receive or pay related to certain foreign denominated loan investments and properties;
●	Interest rate contracts which hedge a portion of our exposure to changes in interest rates;
●	Credit index instruments which hedge a portion of our exposure to the credit risk of our commercial loans held-for-sale; and
●	Interest rate swap guarantees whereby we guarantee the interest rate swap obligations of certain Infrastructure Lending borrowers. Our interest rate swap guarantees were assumed in connection with the acquisition of the Infrastructure Lending Segment.

The following table summarizes our non-designated derivatives as of June 30, 2019 (notional amounts in thousands):

Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx contracts – Sell Euros ("EUR")	79	309,884	EUR	July 2019 - November 2022
Fx contracts – Sell Pounds Sterling ("GBP")	105	303,176	GBP	July 2019 – April 2022
Fx contracts – Sell Australian dollar ("AUD")	3	12,542	AUD	July 2019 – November 2021
Interest rate swaps – Paying fixed rates	38	1,149,539	USD	December 2021 – July 2029
Interest rate swaps – Receiving fixed rates	2	970,000	USD	January 2021 – March 2025
Interest rate caps	8	109,506	USD	January 2020 – December 2021
Credit index instruments	4	39,000	USD	November 2054 – August 2061
Interest rate swap guarantees	9	665,358	USD	July 2019 – June 2025
Interest rate swap guarantees	1	10,263	GBP	December 2024
Total	249

The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018 (amounts in thousands):

	Fair Value of Derivatives		Fair Value of Derivatives
	in an Asset Position (1) as of		in a Liability Position (2) as of
	June 30,	December 31,	June 30,	December 31,
	2019	2018	2019	2018
Interest rate contracts	$22,851	$30,791	$7,796	$14,457
Interest rate swap guarantees	—	—	435	396
Foreign exchange contracts	30,801	21,346	511	562
Credit index instruments	24	554	149	—
Total derivatives	$53,676	$52,691	$8,891	$15,415
(1)	Classified as derivative assets in our condensed consolidated balance sheets.

(2)	Classified as derivative liabilities in our condensed consolidated balance sheets.

The tables below present the effect of our derivative financial instruments on the condensed consolidated statements of operations and of comprehensive income for the three and six months ended June 30, 2019 and 2018 (amounts in thousands):

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Recognized in Income for the		Recognized in Income for the
Derivatives Not Designated	Location of Gain (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
as Hedging Instruments	Recognized in Income	2019	2018	2019	2018
Interest rate contracts	(Loss) gain on derivative financial instruments	$(10,077)	$(128)	$(13,835)	$6,109
Interest rate swap guarantees	(Loss) gain on derivative financial instruments	(2,990)	—	(3,171)	—
Foreign exchange contracts	(Loss) gain on derivative financial instruments	13,245	32,818	15,689	9,675
Credit index instruments	(Loss) gain on derivative financial instruments	(210)	(68)	(922)	(21)
		$(32)	$32,622	$(2,239)	$15,763

Gain (Loss)
	Gain (Loss)	Reclassified	Gain (Loss)
	Recognized	from AOCI	Recognized
Derivatives Designated as Hedging Instruments	in OCI	into Income	in Income	Location of Gain (Loss)
For the Three Months Ended June 30,	(effective portion)	(effective portion)	(ineffective portion)	Recognized in Income
2019	$—	$—	$—	Interest expense
2018	$(1)	$22	$—	Interest expense

For the Six Months Ended June 30,
2019	$—	$—	$—	Interest expense
2018	$8	$26	$—	Interest expense

13. Offsetting Assets and Liabilities

The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

				(iv)
				Gross Amounts Not
				Offset in the Statement
		(ii)	(iii) = (i) - (ii)	of Financial Position
		Gross Amounts	Net Amounts		Cash
	(i)	Offset in the	Presented in		Collateral
	Gross Amounts	Statement of	the Statement of	Financial	Received /	(v) = (iii) - (iv)
	Recognized	Financial Position	Financial Position	Instruments	Pledged	Net Amount
As of June 30, 2019
Derivative assets	$53,676	$—	$53,676	$545	$13,814	$39,317
Derivative liabilities	$8,891	$—	$8,891	$545	$7,907	$439
Repurchase agreements	5,442,625	—	5,442,625	5,442,625	—	—
	$5,451,516	$—	$5,451,516	$5,443,170	$7,907	$439
As of December 31, 2018
Derivative assets	$52,691	$—	$52,691	$1,408	$—	$51,283
Derivative liabilities	$15,415	$—	$15,415	$1,408	$8,658	$5,349
Repurchase agreements	4,289,750	—	4,289,750	4,289,750	—	—
	$4,305,165	$—	$4,305,165	$4,291,158	$8,658	$5,349

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

We also hold controlling interests in non-securitization entities that are considered VIEs, most of which were established to facilitate the acquisition of certain properties. SPT Dolphin Intermediate LLC (“SPT Dolphin”), the entity which holds the Woodstar II Portfolio, is a VIE because the third party interest holders do not carry kick-out rights or substantive participating rights. We were deemed to be the primary beneficiary of the VIE because we possess both the power to direct the activities of the VIE that most significantly impact its economic performance and a significant economic interest in the entity. This VIE had net assets of $686.1 million and liabilities of $445.4 million as of June 30,

2019. In total, our consolidated non-securitization VIEs had net assets of $794.7 million and liabilities of $530.5 million as of June 30, 2019.

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

As of June 30, 2019, four of our collateralized debt obligation (“CDO”) structures within our Investing and Servicing Segment were in default or imminent default, which, pursuant to the underlying indentures, changes the rights of the variable interest holders. Upon default of a CDO, the trustee or senior note holders are allowed to exercise certain rights, including liquidation of the collateral, which at that time, is the activity which would most significantly impact the CDO’s economic performance. Further, when the CDO is in default, the collateral administrator no longer has the option to purchase securities from the CDO. In cases where the CDO is in default and we do not have the ability to exercise rights which would most significantly impact the CDO’s economic performance, we do not consolidate the VIE. As of June 30, 2019, none of these CDO structures were consolidated.

As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of June 30, 2019, our maximum risk of loss related to securitization VIEs in which we were not the primary beneficiary was $44.7 million on a fair value basis.

As of June 30, 2019, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances, excluding the notional value of interest-only securities, of $6.4 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.

We also hold passive non-controlling interests in certain unconsolidated entities that are considered VIEs. We are not the primary beneficiaries of these VIEs as we do not possess the power to direct the activities of the VIEs that most significantly impact their economic performance and therefore report our interests, which totaled $90.0 million as of June 30, 2019, within investment in unconsolidated entities on our condensed consolidated balance sheet. Our maximum risk of loss is limited to our carrying value of the investments.

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

Base Management Fee. For the three months ended June 30, 2019 and 2018, approximately $18.9 million and $18.0 million, respectively, was incurred for base management fees. For the six months ended June 30, 2019 and 2018, approximately $38.5 million and $35.5 million, respectively, was incurred for base management fees. As of both June 30, 2019 and December 31, 2018, there were $19.2 million of unpaid base management fees included in related-party payable in our condensed consolidated balance sheets.

Incentive Fee. There were no incentive fees incurred during the three months ended June 30, 2019. For the three months ended June 30, 2018, approximately $5.7 million was incurred for incentive fees. For the six months ended June 30, 2019 and 2018, approximately $0.2 million and $15.3 million, respectively, was incurred for incentive fees. As of June 30, 2019, there were no unpaid incentive fees. As of December 31, 2018, approximately $21.8 million of unpaid incentive fees were included in related-party payable in our condensed consolidated balance sheet.

Expense Reimbursement. For the three months ended June 30, 2019 and 2018, approximately $1.7 million and $1.9 million, respectively, was incurred for executive compensation and other reimbursable expenses and recognized within general and administrative expenses in our condensed consolidated statements of operations. For the six months ended June 30, 2019 and 2018, approximately $3.9 million and $4.0 million, respectively, was incurred for executive compensation and other reimbursable expenses. As of June 30, 2019 and December 31, 2018, approximately $2.0 million and $3.0 million, respectively, of unpaid reimbursable executive compensation and other expenses were included in related-party payable in our condensed consolidated balance sheets.

Equity Awards. In certain instances, we issue RSAs to certain employees of affiliates of our Manager who perform services for us. During the three months ended June 30, 2019, we granted 68,645 RSAs at grant date fair value of $1.5 million. During the three months ended June 30, 2018, there were no RSAs granted. Expenses related to the vesting of awards to employees of affiliates of our Manager were $1.0 million and $0.8 million during the three months ended June 30, 2019 and 2018, respectively, and are reflected in general and administrative expenses in our condensed consolidated statements of operations. During the six months ended June 30, 2019 and 2018, we granted 182,861 and 189,813 RSAs, respectively, at grant date fair values of $4.1 million and $4.0 million, respectively. Expenses related to the vesting of awards to employees of affiliates of our Manager were $1.8 million and $1.3 million during the six months ended June 30, 2019 and 2018, respectively. These shares generally vest over a three-year period.

Manager Equity Plan

In May 2017, the Company’s shareholders approved the Starwood Property Trust, Inc. 2017 Manager Equity Plan (the “2017 Manager Equity Plan”), which replaced the Starwood Property Trust, Inc. Manager Equity Plan (“Manager Equity Plan”). In April 2018, we granted 775,000 RSUs to our Manager under the 2017 Manager Equity Plan. In March 2017, we granted 1,000,000 RSUs to our Manager under the Manager Equity Plan. In May 2015, we granted 675,000 RSUs to our Manager under the Manager Equity Plan. In connection with these grants and prior similar grants, we recognized share-based compensation expense of $3.2 million and $3.3 million within management fees in our condensed consolidated statements of operations for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, we recognized $6.4 million and $6.2 million, respectively, related to these awards. Refer to Note 16 for further discussion of these grants.

Investments in Loans

In February 2019, the Company acquired a $60.0 million first priority infrastructure term loan participation which bears interest at LIBOR plus 3.75%. In April 2019, the Company acquired an additional $5.0 million participation in the term loan, bringing the total participation to $65.0 million. The loan is secured by two domestic natural gas power plants. An affiliate of our Manager, Starwood Energy Group, is the loan sponsor.

In March 2019, the Company originated a $22.5 million loan to refinance the debt of a commercial real estate partnership in which we hold a 50% equity interest.

During the three and six months ended June 30, 2019, the Company acquired $103.3 million and $175.2 million, respectively, of loans from a residential mortgage originator in which it holds an equity interest. Refer to Note 7 for further discussion.

Other Related-Party Arrangements

During the three and six months ended June 30, 2019, we engaged Highmark Residential (“Highmark”) (formerly known as Milestone Management), an affiliate of our Manager, to provide property management services for two and 11 additional properties, respectively, within our Woodstar I Portfolio, bringing the total number of our properties managed by Highmark to 21. Fees paid to Highmark are calculated as a percentage of gross receipts and are at market terms. During the three and six months ended June 30, 2019, property management fees paid to Highmark were $0.4 million and $0.7 million, respectively.

Acquisitions from Consolidated CMBS Trusts

Our Investing and Servicing Segment acquires interests in properties for its REIS Equity Portfolio from CMBS trusts, some of which are consolidated as VIEs on our balance sheet. Acquisitions from consolidated VIEs are reflected as repayment of debt of consolidated VIEs in our condensed consolidated statements of cash flows. No real estate assets were acquired from consolidated CMBS trusts during the three months ended June 30, 2019 and 2018 or during the six months ended June 30, 2019. During the six months ended June 30, 2018, we acquired $27.7 million of net real estate assets from consolidated CMBS trusts for a gross purchase price of $28.0 million.

Refer to Note 16 to the consolidated financial statements included in our Form 10-K for further discussion of related-party agreements.

16. Stockholders’ Equity and Non-Controlling Interests

During the six months ended June 30, 2019, our board of directors declared the following dividends:

Declaration Date	Record Date	Ex-Dividend Date	Payment Date	Amount	Frequency
5/8/19	6/28/19	6/27/19	7/15/19	$0.48	Quarterly
2/28/19	3/29/19	3/28/19	4/15/19	$0.48	Quarterly

During the six months ended June 30, 2019, we issued 3.6 million shares of common stock in connection with the settlement of $78.0 million of our 2019 Notes. Refer to Note 10 for further discussion.

During the six months ended June 30, 2019 and 2018, there were no shares issued under our At-The-Market Equity Offering Sales Agreement. During the six months ended June 30, 2019 and 2018, shares issued under the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) were not material.

In February 2017, our board of directors extended the term of our $500.0 million common stock and Convertible Note repurchase program through January 2019. Refer to Note 17 to the consolidated financial statements included in our Form 10-K for further information regarding the repurchase program. There were no share or Convertible Notes repurchases under the repurchase program during the six months ended June 30, 2019. During the six months ended June 30, 2018, we repurchased 573,255 shares of common stock for $12.1 million and no Convertible Notes under our repurchase program.

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

The table below summarizes our share awards granted or vested under the Manager Equity Plan and the 2017 Manager Equity Plan during the six months ended June 30, 2019 and 2018 (dollar amounts in thousands):

Grant Date	Type	Amount Granted	Grant Date Fair Value	Vesting Period
April 2018	RSU	775,000	$16,329	3 years
March 2017	RSU	1,000,000	22,240	3 years
May 2015	RSU	675,000	16,511	3 years

Schedule of Non-Vested Shares and Share Equivalents

		2017		Weighted Average
	2017	Manager		Grant Date Fair
	Equity Plan	Equity Plan	Total	Value (per share)
Balance as of January 1, 2019	1,436,445	997,920	2,434,365	$21.52
Granted	451,835	—	451,835	22.59
Vested	(402,541)	(295,833)	(698,374)	21.47
Forfeited	(14,761)	—	(14,761)	22.07
Balance as of June 30, 2019	1,470,978	702,087	2,173,065	21.75

As of June 30, 2019, there were 8.8 million shares of common stock available for future grants under the 2017 Manager Equity Plan and the 2017 Equity Plan.

Non-Controlling Interests in Consolidated Subsidiaries

In connection with our Woodstar II Portfolio acquisitions, we issued 11.9 million Class A Units in SPT Dolphin and have an obligation to issue an additional 0.2 million Class A Units if certain contingent events occur. The Class A Units are redeemable for consideration equal to the current share price of the Company’s common stock on a one-for-one basis, with the consideration paid in either cash or the Company’s common stock, at the determination of the Company. In May 2019, redemptions for 0.7 million of the Class A Units were received and settled in common stock. In June 2019, redemptions for 0.2 million of the Class A Units were received and settled in common stock subsequent to June 30, 2019. In consolidation, the issued Class A Units are reflected as non-controlling interests in consolidated subsidiaries on our condensed consolidated balance sheets.

To the extent SPT Dolphin has sufficient cash available, the Class A Units earn a preferred return indexed to the dividend rate of the Company’s common stock. Any distributions made pursuant to this waterfall are recognized within net income attributable to non-controlling interests in our condensed consolidated statements of operations. During the three and six months ended June 30, 2019, we recognized net income attributable to non-controlling interests of $5.4 million and $11.1 million, respectively, associated with these Class A Units. During the three and six months ended June 30, 2018, we recognized net income attributable to non-controlling interests of $4.6 million and $7.1 million, respectively, associated with these Class A Units.

17. Earnings per Share

The following table provides a reconciliation of net income and the number of shares of common stock used in the computation of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Basic Earnings
Income attributable to STWD common stockholders	$127,016	$109,230	$197,399	$209,162
Less: Income attributable to participating shares not already deducted as non-controlling interests	(751)	(1,034)	(1,575)	(1,755)
Basic earnings	$126,265	$108,196	$195,824	$207,407

Diluted Earnings
Income attributable to STWD common stockholders	$127,016	$109,230	$197,399	$209,162
Less: Income attributable to participating shares not already deducted as non-controlling interests	(751)	(1,034)	(1,575)	(1,755)
Add: Interest expense on Convertible Notes (1)	3,049	7,593	6,235	15,159
Diluted earnings	$129,314	$115,789	$202,059	$222,566

Number of Shares:
Basic — Average shares outstanding	279,239	260,998	278,396	260,832
Effect of dilutive securities — Convertible Notes (1)	9,649	27,134	9,963	27,044
Effect of dilutive securities — Contingently issuable shares	—	128	—	128
Effect of dilutive securities — Unvested non-participating shares	184	50	170	36
Diluted — Average shares outstanding	289,072	288,310	288,529	288,040

Earnings Per Share Attributable to STWD Common Stockholders:
Basic	$0.45	$0.41	$0.70	$0.80
Diluted	$0.45	$0.40	$0.70	$0.77
(1)	Prior to June 30, 2018, the Company had asserted its intent and ability to settle the principal amount of the Convertible Notes in cash. Accordingly, under GAAP, the dilutive effect to EPS was previously determined using the treasury stock method by dividing only the “conversion spread value” of the “in-the-money” Convertible Notes by the Company’s average share price and including the resulting share amount in the diluted EPS denominator. The conversion value of the principal amount of the Convertible Notes was not included. Effective June 30, 2018, the Company no longer asserts its intent to fully settle the principal amount of the Convertible Notes in cash upon conversion. Accordingly, under GAAP, the dilutive effect to EPS for the periods presented above is determined using the “if-converted” method whereby interest expense or any loss on extinguishment of our Convertible Notes is added back to the diluted EPS numerator and the full number of potential shares contingently issuable upon their conversion is included in the diluted EPS denominator, if dilutive. Refer to Note 10 for further discussion.

As of June 30, 2019 and 2018, participating shares of 12.8 million and 11.9 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above. Such participating shares at June 30, 2019 and 2018 included 11.2 million and 9.8 million potential shares, respectively, of our common stock issuable upon redemption of the Class A Units in SPT Dolphin, as discussed in Note 16.

18. Accumulated Other Comprehensive Income

The changes in AOCI by component are as follows (amounts in thousands):

		Cumulative
		Unrealized Gain
	Effective Portion of	(Loss) on	Foreign
	Cumulative Loss on	Available-for-	Currency
	Cash Flow Hedges	Sale Securities	Translation	Total
Three Months Ended June 30, 2019
Balance at April 1, 2019	$—	$53,128	$2,670	$55,798
OCI before reclassifications	—	(79)	1,405	1,326
Amounts reclassified from AOCI	—	—	—	—
Net period OCI	—	(79)	1,405	1,326
Balance at June 30, 2019	$—	$53,049	$4,075	$57,124
Three Months Ended June 30, 2018
Balance at April 1, 2018	$30	$59,052	$16,228	$75,310
OCI before reclassifications	(1)	1,052	(8,176)	(7,125)
Amounts reclassified from AOCI	(22)	(29)	—	(51)
Net period OCI	(23)	1,023	(8,176)	(7,176)
Balance at June 30, 2018	$7	$60,075	$8,052	$68,134
Six Months Ended June 30, 2019
Balance at January 1, 2019	$—	$53,515	$5,145	$58,660
OCI before reclassifications	—	(466)	(1,070)	(1,536)
Amounts reclassified from AOCI	—	—	—	—
Net period OCI	—	(466)	(1,070)	(1,536)
Balance at June 30, 2019	$—	$53,049	$4,075	$57,124
Six Months Ended June 30, 2018
Balance at January 1, 2018	$25	$57,889	$12,010	$69,924
OCI before reclassifications	8	2,261	(3,958)	(1,689)
Amounts reclassified from AOCI	(26)	(75)	—	(101)
Net period OCI	(18)	2,186	(3,958)	(1,790)
Balance at June 30, 2018	$7	$60,075	$8,052	$68,134

The reclassifications out of AOCI impacted the condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 as follows (amounts in thousands):

	Amounts Reclassified from		Amounts Reclassified from
	AOCI during the Three Months		AOCI during the Six Months		Affected Line Item
	Ended June 30,		Ended June 30,		in the Statements
Details about AOCI Components	2019	2018	2019	2018	of Operations
Gain (loss) on cash flow hedges:
Interest rate contracts	$—	$22	$—	$26	Interest expense
Unrealized gains (losses) on available-for-sale securities:
Interest realized upon collection	—	—	—	46	Interest income from investment securities
Net realized gain on sale of investment	—	29	—	29	Gain on sale of investments and other assets, net
Total	—	29	—	75
Total reclassifications for the period	$—	$51	$—	$101

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

Equity security

The equity security is publicly registered and traded in the U.S. and its market price is listed on the London Stock Exchange. The security has been classified within Level I.

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

The valuation of over the counter derivatives are determined using discounted cash flows based on Overnight Index Swap (“OIS”) rates. Fully collateralized trades are discounted using OIS with no additional economic adjustments to arrive at fair value. Uncollateralized or partially collateralized trades are also discounted at OIS, but include appropriate economic adjustments for funding costs (i.e., a LIBOR OIS basis adjustment to approximate uncollateralized cost of funds) and credit risk. For credit index instruments, fair value is determined based on changes in the relevant indices from the date of initiation of the instrument to the reporting date, as these changes determine the amount of any future cash settlement between us and the counterparty. These indices are considered Level II inputs as they are directly observable.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2019 and December 31, 2018, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.

Liabilities of consolidated VIEs

Our consolidated VIE liabilities generally represent bonds that are not owned by us. The majority of these are either traded in the marketplace or can be analogized to similar securities that are traded in the marketplace. For these liabilities, pricing is considered to be Level II, where the valuation is based upon quoted prices for similar instruments traded in active markets. We generally utilize third party pricing service providers for valuing these liabilities. In order to determine whether to utilize the valuations provided by third parties, we conduct an ongoing evaluation of their valuation methodologies and processes, as well as a review of the individual valuations themselves. In evaluating third party pricing for reasonableness, we consider a variety of factors, including market transaction information for the particular bond, market transaction information for bonds within the same trust, market transaction information for similar bonds, the bond’s ratings and the bond’s subordination levels.

For the minority portion of our consolidated VIE liabilities which consist of unrated or non-investment grade bonds that are not owned by us, pricing may be either Level II or Level III. If independent third party pricing similar to that noted above is available, we consider the valuation to be Level II. If such third party pricing is not available, the valuation is generated from model-based techniques that use significant unobservable assumptions, and we consider the valuation to be Level III. For VIE liabilities classified as Level III, valuation is determined based on discounted expected future cash flows which take into consideration expected duration and yields based on market transaction information, ratings, subordination levels, vintage and current market spread. VIE liabilities may shift between Level II and Level III of the fair value hierarchy if the significant fair value inputs used to price the VIE liabilities become or cease to be observable.

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

Fair Value on a Nonrecurring Basis

We determine the fair value of our financial assets and liabilities measured at fair value on a nonrecurring basis as follows:

Loans held-for-sale, infrastructure

We measure the fair value of infrastructure loans held-for-sale, which are carried at the lower of amortized cost or fair value, utilizing bids periodically received from third parties to acquire these assets. As these bids represent observable market data, we have determined that the fair value of these assets would be classified in Level II of the fair value hierarchy.

Fair Value Only Disclosed

We determine the fair value of our financial instruments and assets where fair value is disclosed as follows:

Loans held-for-investment, loans held-for-sale and loans transferred as secured borrowings

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

HTM debt securities

We estimate the fair value of our mandatorily redeemable preferred equity interests in commercial real estate companies and infrastructure bonds using the same methodology described for our loans held-for-investment. We estimate the fair value of our HTM CMBS using the same methodology described for our CMBS carried at fair value on a recurring basis.

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

Fair Value Disclosures

The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the condensed consolidated balance sheets by their level in the fair value hierarchy as of June 30, 2019 and December 31, 2018 (amounts in thousands):

	June 30, 2019
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$1,372,398	$—	$—	$1,372,398
RMBS	200,874	—	—	200,874
CMBS	44,702	—	10,419	34,283
Equity security	11,833	11,833	—	—
Domestic servicing rights	18,874	—	—	18,874
Derivative assets	53,676	—	53,676	—
VIE assets	57,667,606	—	—	57,667,606
Total	$59,369,963	$11,833	$64,095	$59,294,035
Financial Liabilities:
Derivative liabilities	$8,891	$—	$8,891	$—
VIE liabilities	56,446,619	—	54,072,617	2,374,002
Total	$56,455,510	$—	$54,081,508	$2,374,002

	December 31, 2018
	Total	Level I	Level II	Level III
Financial Assets:
Loans held-for-sale, fair value option	$671,282	$—	$—	$671,282
RMBS	209,079	—	—	209,079
CMBS	41,347	—	16,119	25,228
Equity security	11,893	11,893	—	—
Domestic servicing rights	20,557	—	—	20,557
Derivative assets	52,691	—	52,691	—
VIE assets	53,446,364	—	—	53,446,364
Total	$54,453,213	$11,893	$68,810	$54,372,510
Financial Liabilities:
Derivative liabilities	$15,415	$—	$15,415	$—
VIE liabilities	52,195,042	—	50,753,596	1,441,446
Total	$52,210,457	$—	$50,769,011	$1,441,446

The changes in financial assets and liabilities classified as Level III are as follows for the three and six months ended June 30, 2019 and 2018 (amounts in thousands):

				Domestic
	Loans			Servicing		VIE
Three Months Ended June 30, 2019	Held-for-sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
April 1, 2019 balance	$841,687	$204,835	$38,335	$19,790	$56,974,864	$(2,046,559)	$56,032,952
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	21,891	—	1,016	(916)	126,589	3,492	152,072
Net accretion	—	2,535	—	—	—	—	2,535
Included in OCI	—	(79)	—	—	—	—	(79)
Purchases / Originations	911,938	—	—	—	—	—	911,938
Sales	(367,045)	—	(750)	—	—	—	(367,795)
Issuances	—	—	—	—	—	(25,045)	(25,045)
Cash repayments / receipts	(36,073)	(6,417)	(5,402)	—	—	(2,881)	(50,773)
Transfers into Level III	—	—	—	—	—	(594,399)	(594,399)
Transfers out of Level III	—	—	—	—	—	294,227	294,227
Consolidation of VIEs	—	—	—	—	824,070	(4,541)	819,529
Deconsolidation of VIEs	—	—	1,084	—	(257,917)	1,704	(255,129)
June 30, 2019 balance	$1,372,398	$200,874	$34,283	$18,874	$57,667,606	$(2,374,002)	$56,920,033
Amount of total gains (losses) included in earnings attributable to assets still held at June 30, 2019	$5,547	$2,535	$410	$(916)	$126,589	$3,492	$137,657

				Domestic
	Loans			Servicing		VIE
Three Months Ended June 30, 2018	Held-for-sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
April 1, 2018 balance	$723,733	$240,853	$23,969	$24,945	$49,233,307	$(2,205,734)	$48,041,073
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	14,833	141	(542)	(2,203)	(1,766,507)	297,960	(1,456,318)
Net accretion	—	2,622	—	—	—	—	2,622
Included in OCI	—	1,023	—	—	—	—	1,023
Purchases / Originations	633,433	—	1,463	—	—	—	634,896
Sales	(215,133)	(807)	—	—	—	—	(215,940)
Cash repayments / receipts	(64,097)	(8,036)	(240)	—	—	(45,177)	(117,550)
Transfers into Level III	—	—	—	—	—	(160,071)	(160,071)
Transfers out of Level III	(195,510)	—	—	—	—	109,592	(85,918)
Consolidation of VIEs	—	—	—	—	725,189	—	725,189
Deconsolidation of VIEs	—	—	—	—	(147,116)	1,315	(145,801)
June 30, 2018 balance	$897,259	$235,796	$24,650	$22,742	$48,044,873	$(2,002,115)	$47,223,205
Amount of total gain (losses) included in earnings attributable to assets still held at June 30, 2018	$2,071	$2,623	$(542)	$(2,203)	$(1,766,507)	$297,960	$(1,466,598)

				Domestic
	Loans			Servicing		VIE
Six Months Ended June 30, 2019	Held-for-sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
January 1, 2019 balance	$671,282	$209,079	$25,228	$20,557	$53,446,364	$(1,441,446)	$52,931,064
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	33,157	—	721	(1,683)	420,934	37,449	490,578
Net accretion	—	5,038	—	—	—	—	5,038
Included in OCI	—	(466)	—	—	—	—	(466)
Purchases / Originations	1,652,234	—	—	—	—	—	1,652,234
Sales	(928,747)	—	(3,978)	—	—	—	(932,725)
Issuances	—	—	—	—	—	(58,723)	(58,723)
Cash repayments / receipts	(55,528)	(12,777)	(5,590)	—	—	(3,270)	(77,165)
Transfers into Level III	—	—	5,350	—	—	(1,265,141)	(1,259,791)
Transfers out of Level III	—	—	—	—	—	430,819	430,819
Consolidation of VIEs	—	—	—	—	4,104,135	(107,850)	3,996,285
Deconsolidation of VIEs	—	—	12,552	—	(303,827)	34,160	(257,115)
June 30, 2019 balance	$1,372,398	$200,874	$34,283	$18,874	$57,667,606	$(2,374,002)	$56,920,033
Amount of total gains (losses) included in earnings attributable to assets still held at June 30, 2019	$5,145	$5,038	$(157)	$(1,683)	$420,934	$37,449	$466,726

				Domestic
	Loans			Servicing		VIE
Six Months Ended June 30, 2018	Held-for-sale	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
January 1, 2018 balance	$745,743	$247,021	$24,191	$30,759	$51,045,874	$(2,188,937)	$49,904,651
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	22,633	141	13	(8,017)	(3,793,715)	535,050	(3,243,895)
Net accretion	—	5,441	—	—	—	—	5,441
Included in OCI	—	2,186	—	—	—	—	2,186
Purchases / Originations	910,692	—	1,463	—	—	—	912,155
Sales	(481,765)	(807)	—	—	—	—	(482,572)
Issuances	—	—	—	—	—	(7,948)	(7,948)
Cash repayments / receipts	(104,534)	(18,186)	(1,017)	—	—	(57,810)	(181,547)
Transfers into Level III	—	—	—	—	—	(690,959)	(690,959)
Transfers out of Level III	(195,510)	—	—	—	—	317,850	122,340
Consolidation of VIEs	—	—	—	—	1,815,070	—	1,815,070
Deconsolidation of VIEs	—	—	—	—	(1,022,356)	90,639	(931,717)
June 30, 2018 balance	$897,259	$235,796	$24,650	$22,742	$48,044,873	$(2,002,115)	$47,223,205
Amount of total gains (losses) included in earnings attributable to assets still held at June 30, 2018	$1,482	$5,388	$13	$(8,017)	$(3,793,715)	$535,050	$(3,259,799)

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

The following table presents the fair values, all of which are classified in Level III of the fair value hierarchy, of our financial instruments not carried at fair value on the condensed consolidated balance sheets (amounts in thousands):

	June 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets not carried at fair value:
Loans held-for-investment, loans held-for-sale and loans transferred as secured borrowings	$8,978,717	$9,026,285	$9,122,972	$9,178,709
HTM debt securities	592,163	593,773	644,149	643,948
Financial liabilities not carried at fair value:
Secured financing agreements and secured borrowings on transferred loans	$9,284,887	$9,191,375	$8,757,804	$8,662,548
Unsecured senior notes	1,924,711	1,973,413	1,998,831	1,945,160

The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Carrying Value at	Valuation	Unobservable	Range as of (1)
	June 30, 2019	Technique	Input	June 30, 2019	December 31, 2018
Loans held-for-sale, fair value option	$1,372,398	Discounted cash flow	Yield (b)	3.8% - 6.1%	4.6% - 6.1%
			Duration (c)	2.3 - 11.4 years	2.5 - 14.4 years
RMBS	200,874	Discounted cash flow	Constant prepayment rate (a)	3.3% - 18.8%	3.2% - 25.2%
			Constant default rate (b)	0.8% - 4.8%	1.1% - 5.5%
			Loss severity (b)	0% - 89% (e)	0% - 73% (e)
			Delinquency rate (c)	4% - 32%	4% - 31%
			Servicer advances (a)	22% - 85%	21% - 83%
			Annual coupon deterioration (b)	0% - 1.7%	0% - 1.4%
			Putback amount per projected total collateral loss (d)	0% - 7%	0% - 7%
CMBS	34,283	Discounted cash flow	Yield (b)	0% - 254.2%	0% - 473.5%
			Duration (c)	0 - 9.7 years	0 - 9.7 years
Domestic servicing rights	18,874	Discounted cash flow	Debt yield (a)	7.75%	7.75%
			Discount rate (b)	15%	15%
			Control migration (b)	0% - 80%	0% - 80%
VIE assets	57,667,606	Discounted cash flow	Yield (b)	0% - 825.9%	0% - 290.9%
			Duration (c)	0 - 13.2 years	0 - 20.4 years
VIE liabilities	(2,374,002)	Discounted cash flow	Yield (b)	0% - 825.9%	0% - 290.9%
			Duration (c)	0 - 13.4 years	0 - 13.7 years
(1)	The ranges of significant unobservable inputs are represented in percentages and years.

Sensitivity of the Fair Value to Changes in the Unobservable Inputs

(a)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
(b)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.
(c)	Significant increase (decrease) in the unobservable input in isolation would result in either a significantly lower or higher (higher or lower) fair value measurement depending on the structural features of the security in question.
(d)	Any delay in the putback recovery date leads to a decrease in fair value for the majority of securities in our RMBS portfolio.
(e)	36% and 55% of the portfolio falls within a range of 45%-80% as of June 30, 2019 and December 31, 2018, respectively.

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

Our TRSs engage in various real estate related operations, including special servicing of commercial real estate, originating and securitizing commercial mortgage loans, and investing in entities which engage in real estate related operations. As of June 30, 2019 and December 31, 2018, approximately $1.7 billion and $553.5 million, respectively, of assets were owned by TRS entities. Our TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.

The following table is a reconciliation of our U.S. federal income tax determined using our statutory federal tax rate to our reported income tax provision for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
Federal statutory tax rate	$28,556	21.0%	$25,291	21.0%	$44,692	21.0%	$47,897	21.0%
REIT and other non-taxable income	(26,013)	(19.1)%	(23,157)	(19.2)%	(42,172)	(19.8)%	(43,500)	(19.1)%
State income taxes	666	0.5%	558	0.5%	660	0.3%	1,151	0.5%
Federal benefit of state tax deduction	(140)	(0.1)%	(118)	(0.1)%	(139)	(0.1)%	(242)	(0.1)%
Other	464	0.3%	769	0.6%	826	0.4%	893	0.4%
Effective tax rate	$3,533	2.6%	$3,343	2.8%	$3,867	1.8%	$6,199	2.7%

21. Commitments and Contingencies

As of June 30, 2019, our Commercial and Residential Lending Segment had future commercial loan funding commitments totaling $2.2 billion, of which we expect to fund $2.0 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Additionally, as of June 30, 2019, our Commercial and Residential Lending Segment had no outstanding residential mortgage loan purchase commitments under an agreement to purchase up to $600.0 million of residential mortgage loans that meet our investment criteria from a third party residential mortgage originator.

As of June 30, 2019, our Infrastructure Lending Segment had future infrastructure loan funding commitments totaling $267.5 million, including $184.8 million under revolvers and letters of credit (“LCs”), and $82.7 million under delayed draw term loans. As of June 30, 2019, $16.8 million of revolvers and LCs were outstanding.

In connection with the Infrastructure Lending Segment acquisition, we assumed guarantees of certain borrowers’ performance under existing interest rate swaps.  As of June 30, 2019, we had 10 outstanding guarantees on interest rate swaps maturing between July 2019 and June 2025. Refer to Note 12 for further discussion.

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

Lease Commitment Disclosures

Our lease commitments consist of corporate office leases and ground leases for investment properties, all of which are classified as operating leases. We sublease some of the space within our corporate offices to third parties. Our lease costs and sublease income were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating lease costs	$1,272	$1,223	$2,510	$2,476
Short-term lease costs	39	46	63	76
Sublease income	(405)	(396)	(804)	(835)
Total lease cost	$906	$873	$1,769	$1,717

Information concerning our operating lease liabilities, which are classified within accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheet as of June 30, 2019, is as follows (dollars in thousands):

	For the Three Months Ended	For the Six Months Ended
	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities—operating	$1,303	$2,594

	June 30, 2019
Weighted-average remaining lease term	5.8	years
Weighted-average discount rate	4.5%

Future maturity of operating lease liabilities:
2019 (remainder of)	$2,620
2020	5,864
2021	3,074
2022	858
2023	858
Thereafter	5,774
Total	19,048
Less interest component	(2,273)
Operating lease liability	$16,775

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

The table below presents our results of operations for the three months ended June 30, 2019 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$163,071	$25,291	$—	$3,104	$—	$191,466	$—	$191,466
Interest income from investment securities	24,367	868	—	31,163	—	56,398	(33,853)	22,545
Servicing fees	90	—	—	15,880	—	15,970	(6,962)	9,008
Rental income	—	—	72,326	14,971	—	87,297	—	87,297
Other revenues	252	7	88	515	6	868	(3)	865
Total revenues	187,780	26,166	72,414	65,633	6	351,999	(40,818)	311,181
Costs and expenses:
Management fees	353	—	—	18	22,107	22,478	45	22,523
Interest expense	58,564	16,258	19,132	8,515	27,821	130,290	(164)	130,126
General and administrative	6,754	4,830	1,706	20,177	4,019	37,486	92	37,578
Acquisition and investment pursuit costs	160	14	—	(100)	—	74	—	74
Costs of rental operations	741	—	23,125	6,789	—	30,655	—	30,655
Depreciation and amortization	285	—	23,076	5,191	—	28,552	—	28,552
Loan loss provision, net	2,096	422	—	—	—	2,518	—	2,518
Other expense	76	—	1,173	194	—	1,443	—	1,443
Total costs and expenses	69,029	21,524	68,212	40,784	53,947	253,496	(27)	253,469
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	55,158	55,158
Change in fair value of servicing rights	—	—	—	(1,159)	—	(1,159)	243	(916)
Change in fair value of investment securities, net	(948)	—	—	15,815	—	14,867	(14,200)	667
Change in fair value of mortgage loans held-for-sale, net	5,363	—	—	16,528	—	21,891	—	21,891
Earnings from unconsolidated entities	5,492	—	1,044	2,754	—	9,290	(473)	8,817
Gain on sale of investments and other assets, net	239	2,276	—	—	—	2,515	—	2,515
Gain (loss) on derivative financial instruments, net	5,592	(2,833)	(11,147)	(6,953)	15,309	(32)	—	(32)
Foreign currency (loss) gain, net	(6,927)	(83)	(8)	1	—	(7,017)	—	(7,017)
Loss on extinguishment of debt	—	(2,816)	—	—	—	(2,816)	—	(2,816)
Total other income (loss)	8,811	(3,456)	(10,111)	26,986	15,309	37,539	40,728	78,267
Income (loss) before income taxes	127,562	1,186	(5,909)	51,835	(38,632)	136,042	(63)	135,979
Income tax (provision) benefit	(1,832)	186	—	(1,887)	—	(3,533)	—	(3,533)
Net income (loss)	125,730	1,372	(5,909)	49,948	(38,632)	132,509	(63)	132,446
Net income attributable to non-controlling interests	(21)	—	(5,355)	(117)	—	(5,493)	63	(5,430)
Net income (loss) attributable to Starwood Property Trust, Inc.	$125,709	$1,372	$(11,264)	$49,831	$(38,632)	$127,016	$—	$127,016

The table below presents our results of operations for the three months ended June 30, 2018 by business segment (amounts in thousands):

	Commercial and
	Residential		Investing
	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$148,268	$—	$3,436	$—	$151,704	$—	$151,704
Interest income from investment securities	8,930	—	30,472	—	39,402	(28,612)	10,790
Servicing fees	50	—	24,687	—	24,737	(7,422)	17,315
Rental income	—	74,401	14,490	—	88,891	—	88,891
Other revenues	224	81	516	86	907	(51)	856
Total revenues	157,472	74,482	73,601	86	305,641	(36,085)	269,556
Costs and expenses:
Management fees	463	—	18	26,907	27,388	106	27,494
Interest expense	34,826	19,380	5,807	31,854	91,867	(275)	91,592
General and administrative	6,251	1,971	23,855	3,367	35,444	84	35,528
Acquisition and investment pursuit costs	1,692	(52)	(79)	—	1,561	—	1,561
Costs of rental operations	—	25,991	6,906	—	32,897	—	32,897
Depreciation and amortization	16	31,738	5,396	—	37,150	—	37,150
Loan loss provision, net	25,259	—	—	—	25,259	—	25,259
Other expense	77	—	420	—	497	—	497
Total costs and expenses	68,584	79,028	42,323	62,128	252,063	(85)	251,978
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	43,946	43,946
Change in fair value of servicing rights	—	—	(3,255)	—	(3,255)	1,052	(2,203)
Change in fair value of investment securities, net	482	—	15,110	—	15,592	(7,890)	7,702
Change in fair value of mortgage loans held-for-sale, net	184	—	14,649	—	14,833	—	14,833
Earnings (loss) from unconsolidated entities	1,803	2,933	1,454	—	6,190	(720)	5,470
Gain on sale of investments and other assets, net	135	2,941	10,361	—	13,437	—	13,437
Gain (loss) on derivative financial instruments, net	19,467	19,920	(398)	(6,367)	32,622	—	32,622
Foreign currency (loss) gain, net	(13,264)	(1)	1	—	(13,264)	—	(13,264)
Loss on extinguishment of debt	—	—	(186)	—	(186)	—	(186)
Other income, net	—	489	9	—	498	—	498
Total other income (loss)	8,807	26,282	37,745	(6,367)	66,467	36,388	102,855
Income (loss) before income taxes	97,695	21,736	69,023	(68,409)	120,045	388	120,433
Income tax provision	(1,720)	(611)	(1,012)	—	(3,343)	—	(3,343)
Net income (loss)	95,975	21,125	68,011	(68,409)	116,702	388	117,090
Net income attributable to non-controlling interests	(361)	(4,684)	(2,427)	—	(7,472)	(388)	(7,860)
Net income (loss) attributable to Starwood Property Trust, Inc.	$95,614	$16,441	$65,584	$(68,409)	$109,230	$—	$109,230

The table below presents our results of operations for the six months ended June 30, 2019 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$317,666	$52,206	$—	$5,010	$—	$374,882	$—	$374,882
Interest income from investment securities	44,275	1,753	—	55,456	—	101,484	(61,307)	40,177
Servicing fees	213	—	—	43,123	—	43,336	(9,895)	33,441
Rental income	—	—	142,847	28,283	—	171,130	—	171,130
Other revenues	456	693	166	711	26	2,052	(21)	2,031
Total revenues	362,610	54,652	143,013	132,583	26	692,884	(71,223)	621,661
Costs and expenses:
Management fees	764	—	—	36	45,095	45,895	94	45,989
Interest expense	120,168	34,835	38,122	16,261	55,736	265,122	(324)	264,798
General and administrative	13,522	9,309	3,224	39,028	7,245	72,328	180	72,508
Acquisition and investment pursuit costs	409	30	—	(23)	—	416	—	416
Costs of rental operations	760	—	46,062	13,484	—	60,306	—	60,306
Depreciation and amortization	356	—	46,972	10,478	—	57,806	—	57,806
Loan loss provision, net	2,085	1,196	—	—	—	3,281	—	3,281
Other expense	153	—	1,307	194	—	1,654	—	1,654
Total costs and expenses	138,217	45,370	135,687	79,458	108,076	506,808	(50)	506,758
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	102,994	102,994
Change in fair value of servicing rights	—	—	—	(1,674)	—	(1,674)	(9)	(1,683)
Change in fair value of investment securities, net	(2,642)	—	—	33,955	—	31,313	(30,584)	729
Change in fair value of mortgage loans held-for-sale, net	6,749	—	—	26,408	—	33,157	—	33,157
Earnings (loss) from unconsolidated entities	6,069	—	(42,761)	3,348	—	(33,344)	(1,039)	(34,383)
Gain on sale of investments and other assets, net	2,994	3,066	—	940	—	7,000	—	7,000
(Loss) gain on derivative financial instruments, net	(3,705)	(3,228)	(9,857)	(10,385)	24,936	(2,239)	—	(2,239)
Foreign currency (loss) gain, net	(1,688)	217	1	—	—	(1,470)	—	(1,470)
(Loss) gain on extinguishment of debt	—	(6,120)	—	—	6	(6,114)	—	(6,114)
Other loss, net	—	—	—	—	(73)	(73)	—	(73)
Total other income (loss)	7,777	(6,065)	(52,617)	52,592	24,869	26,556	71,362	97,918
Income (loss) before income taxes	232,170	3,217	(45,291)	105,717	(83,181)	212,632	189	212,821
Income tax (provision) benefit	(1,584)	271	(258)	(2,296)	—	(3,867)	—	(3,867)
Net income (loss)	230,586	3,488	(45,549)	103,421	(83,181)	208,765	189	208,954
Net (income) loss attributable to non-controlling interests	(392)	—	(11,072)	98	—	(11,366)	(189)	(11,555)
Net income (loss) attributable to Starwood Property Trust, Inc.	$230,194	$3,488	$(56,621)	$103,519	$(83,181)	$197,399	$—	$197,399

The table below presents our results of operations for the six months ended June 30, 2018 by business segment (amounts in thousands):

	Commercial and
	Residential		Investing
	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$283,240	$—	$6,084	$—	$289,324	$—	$289,324
Interest income from investment securities	23,369	—	64,871	—	88,240	(62,181)	26,059
Servicing fees	215	—	58,121	—	58,336	(14,954)	43,382
Rental income	—	141,111	28,890	—	170,001	—	170,001
Other revenues	418	182	744	138	1,482	(105)	1,377
Total revenues	307,242	141,293	158,710	138	607,383	(77,240)	530,143
Costs and expenses:
Management fees	943	—	36	56,958	57,937	199	58,136
Interest expense	66,847	35,914	10,902	65,657	179,320	(545)	178,775
General and administrative	12,946	3,830	44,875	5,849	67,500	170	67,670
Acquisition and investment pursuit costs	1,912	(46)	72	—	1,938	—	1,938
Costs of rental operations	—	49,479	13,111	—	62,590	—	62,590
Depreciation and amortization	33	58,207	10,654	—	68,894	—	68,894
Loan loss provision, net	26,797	—	—	—	26,797	—	26,797
Other expense	154	—	447	—	601	—	601
Total costs and expenses	109,632	147,384	80,097	128,464	465,577	(176)	465,401
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	96,599	96,599
Change in fair value of servicing rights	—	—	(12,423)	—	(12,423)	4,406	(8,017)
Change in fair value of investment securities, net	(222)	—	29,089	—	28,867	(21,314)	7,553
Change in fair value of mortgage loans held-for-sale, net	(1,508)	—	24,141	—	22,633	—	22,633
Earnings (loss) from unconsolidated entities	3,247	(582)	3,050	—	5,715	(1,707)	4,008
Gain on sale of investments and other assets, net	414	6,883	16,800	—	24,097	—	24,097
Gain (loss) on derivative financial instruments, net	8,649	21,839	4,644	(19,369)	15,763	—	15,763
Foreign currency gain (loss), net	286	1	(2)	—	285	—	285
Loss on extinguishment of debt	—	—	(186)	—	(186)	—	(186)
Other income, net	43	506	57	—	606	—	606
Total other income (loss)	10,909	28,647	65,170	(19,369)	85,357	77,984	163,341
Income (loss) before income taxes	208,519	22,556	143,783	(147,695)	227,163	920	228,083
Income tax provision	(2,667)	(1,872)	(1,660)	—	(6,199)	—	(6,199)
Net income (loss)	205,852	20,684	142,123	(147,695)	220,964	920	221,884
Net income attributable to non-controlling interests	(722)	(7,137)	(3,943)	—	(11,802)	(920)	(12,722)
Net income (loss) attributable to Starwood Property Trust, Inc.	$205,130	$13,547	$138,180	$(147,695)	$209,162	$—	$209,162

The table below presents our condensed consolidated balance sheet as of June 30, 2019 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$21,709	$126	$30,493	$27,082	$253,779	$333,189	$1,099	$334,288
Restricted cash	34,070	111,076	21,598	15,166	—	181,910	—	181,910
Loans held-for-investment, net	7,406,274	1,356,511	—	1,431	—	8,764,216	—	8,764,216
Loans held-for-sale	1,156,778	214,501	—	215,620	—	1,586,899	—	1,586,899
Investment securities	957,783	55,332	—	1,015,379	—	2,028,494	(1,178,922)	849,572
Properties, net	27,150	—	2,476,175	268,635	—	2,771,960	—	2,771,960
Intangible assets	—	—	80,840	72,720	—	153,560	(24,083)	129,477
Investment in unconsolidated entities	36,336	—	71,601	34,536	—	142,473	(22,597)	119,876
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Derivative assets	21,604	357	17,857	44	13,814	53,676	—	53,676
Accrued interest receivable	42,644	5,512	350	366	13,277	62,149	(769)	61,380
Other assets	15,048	4,645	71,166	66,564	9,222	166,645	10	166,655
VIE assets, at fair value	—	—	—	—	—	—	57,667,606	57,667,606
Total Assets	$9,719,396	$1,867,469	$2,770,080	$1,857,980	$290,092	$16,505,017	$56,442,344	$72,947,361
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$33,625	$4,099	$61,947	$68,021	$53,666	$221,358	$76	$221,434
Related-party payable	—	—	—	11	21,133	21,144	—	21,144
Dividends payable	—	—	—	—	136,424	136,424	—	136,424
Derivative liabilities	5,966	435	—	2,490	—	8,891	—	8,891
Secured financing agreements, net	5,177,123	1,237,526	1,882,956	702,781	298,451	9,298,837	(13,950)	9,284,887
Unsecured senior notes, net	—	—	—	—	1,924,711	1,924,711	—	1,924,711
VIE liabilities, at fair value	—	—	—	—	—	—	56,446,619	56,446,619
Total Liabilities	5,216,714	1,242,060	1,944,903	773,303	2,434,385	11,611,365	56,432,745	68,044,110
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	2,864	2,864	—	2,864
Additional paid-in capital	1,203,757	624,494	625,962	49,768	2,599,790	5,103,771	—	5,103,771
Treasury stock	—	—	—	—	(104,194)	(104,194)	—	(104,194)
Accumulated other comprehensive income (loss)	53,050	—	4,139	(65)	—	57,124	—	57,124
Retained earnings (accumulated deficit)	3,245,875	915	(43,051)	1,017,156	(4,642,753)	(421,858)	—	(421,858)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,502,682	625,409	587,050	1,066,859	(2,144,293)	4,637,707	—	4,637,707
Non-controlling interests in consolidated subsidiaries	—	—	238,127	17,818	—	255,945	9,599	265,544
Total Equity	4,502,682	625,409	825,177	1,084,677	(2,144,293)	4,893,652	9,599	4,903,251
Total Liabilities and Equity	$9,719,396	$1,867,469	$2,770,080	$1,857,980	$290,092	$16,505,017	$56,442,344	$72,947,361

The table below presents our condensed consolidated balance sheet as of December 31, 2018 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$14,385	$13	$27,408	$31,449	$164,015	$237,270	$2,554	$239,824
Restricted cash	28,324	175,659	25,144	11,679	7,235	248,041	—	248,041
Loans held-for-investment, net	7,072,220	1,456,779	—	3,357	—	8,532,356	—	8,532,356
Loans held-for-sale	670,155	469,775	—	47,622	—	1,187,552	—	1,187,552
Loans transferred as secured borrowings	74,346	—	—	—	—	74,346	—	74,346
Investment securities	1,050,920	60,768	—	998,820	—	2,110,508	(1,204,040)	906,468
Properties, net	—	—	2,512,847	272,043	—	2,784,890	—	2,784,890
Intangible assets	—	—	90,889	78,219	—	169,108	(24,075)	145,033
Investment in unconsolidated entities	35,274	—	114,362	44,129	—	193,765	(22,000)	171,765
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Derivative assets	18,174	1,066	32,733	718	—	52,691	—	52,691
Accrued interest receivable	39,862	6,982	359	616	13,177	60,996	(641)	60,355
Other assets	13,958	20,472	67,098	49,363	2,057	152,948	(26)	152,922
VIE assets, at fair value	—	—	—	—	—	—	53,446,364	53,446,364
Total Assets	$9,017,618	$2,310,923	$2,870,840	$1,678,452	$186,484	$16,064,317	$52,198,136	$68,262,453
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$26,508	$26,476	$67,415	$75,655	$21,467	$217,521	$142	$217,663
Related-party payable	—	—	—	53	43,990	44,043	—	44,043
Dividends payable	—	—	—	—	133,466	133,466	—	133,466
Derivative liabilities	1,290	477	37	1,423	12,188	15,415	—	15,415
Secured financing agreements, net	4,405,599	1,524,551	1,884,187	585,258	297,920	8,697,515	(13,950)	8,683,565
Unsecured senior notes, net	—	—	—	—	1,998,831	1,998,831	—	1,998,831
Secured borrowings on transferred loans	74,239	—	—	—	—	74,239	—	74,239
VIE liabilities, at fair value	—	—	—	—	—	—	52,195,042	52,195,042
Total Liabilities	4,507,636	1,551,504	1,951,639	662,389	2,507,862	11,181,030	52,181,234	63,362,264
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	2,808	2,808	—	2,808
Additional paid-in capital	1,430,503	761,992	645,561	87,779	2,069,321	4,995,156	—	4,995,156
Treasury stock	—	—	—	—	(104,194)	(104,194)	—	(104,194)
Accumulated other comprehensive income (loss)	53,516	—	5,208	(64)	—	58,660	—	58,660
Retained earnings (accumulated deficit)	3,015,676	(2,573)	13,570	913,642	(4,289,313)	(348,998)	—	(348,998)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,499,695	759,419	664,339	1,001,357	(2,321,378)	4,603,432	—	4,603,432
Non-controlling interests in consolidated subsidiaries	10,287	—	254,862	14,706	—	279,855	16,902	296,757
Total Equity	4,509,982	759,419	919,201	1,016,063	(2,321,378)	4,883,287	16,902	4,900,189
Total Liabilities and Equity	$9,017,618	$2,310,923	$2,870,840	$1,678,452	$186,484	$16,064,317	$52,198,136	$68,262,453

23. Subsequent Events

Our significant events subsequent to June 30, 2019 were as follows:

In July 2019, we entered into a credit agreement which consists of: (i) a $400.0 million term loan facility that carries a seven-year term and an annual interest rate of LIBOR + 2.50%; and (ii) a $100.0 million revolving credit facility that carries a five-year term and an annual interest rate of LIBOR + 3.00%. A portion of the net proceeds from this facility was used to repay the amount outstanding under our existing Term Loan A.

In July 2019, we entered into a $500.0 million repurchase facility and revolving credit facility to finance loans within the Infrastructure Lending Segment. The facility carries a three-year revolving period with two one-year extension options, one of which is at our discretion. The facility also carries a term-match to the respective collateral for an additional five-year term after the last day of the revolving period. The facility has an annual interest rate of 2.00% over the applicable currency benchmark index rate, plus fees associated with the facility as well as each advance.

In July 2019, we securitized residential mortgage loans held-for-sale with a principal balance of $546.0 million.

Dividend Declaration

On August 7, 2019, our board of directors declared a dividend of $0.48 per share for the third quarter of 2019, which is payable on October 15, 2019 to common stockholders of record as of September 30, 2019.

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

We have four reportable business segments as of June 30, 2019 and we refer to the investments within these segments as our target assets:

●	Real estate commercial and residential lending (the “Commercial and Residential Lending Segment”)—engages primarily in originating, acquiring, financing and managing commercial and residential first mortgages, subordinated mortgages, mezzanine loans, preferred equity, commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”) and other real estate and real estate-related debt investments in both the U.S. and Europe (including distressed or non-performing loans).

●	Infrastructure lending (the “Infrastructure Lending Segment”)—engages primarily in originating, acquiring, financing and managing infrastructure debt investments.

●	Real estate property (the “Property Segment”)—engages primarily in acquiring and managing equity interests in stabilized commercial real estate properties, including multifamily properties and commercial properties subject to net leases, that are held for investment.

●	Real estate investing and servicing (the “Investing and Servicing Segment”)—includes (i) a servicing business in the U.S. that manages and works out problem assets, (ii) an investment business that selectively acquires and manages unrated, investment grade and non-investment grade rated CMBS, including subordinated interests of securitization and resecuritization transactions, (iii) a mortgage loan business which originates conduit loans for the primary purpose of selling these loans into securitization transactions and (iv) an investment business that selectively acquires commercial real estate assets, including properties acquired from CMBS trusts.

Our segments exclude the consolidation of securitization variable interest entities (“VIEs”).

Refer to Note 1 of our condensed consolidated financial statements included herein (the “Condensed Consolidated Financial Statements”) for further discussion of our business and organization.

Developments During the Second Quarter of 2019

●	The Commercial and Residential Lending Segment originated or acquired $1.1 billion of commercial loans during the quarter, including the following:

o	$257.5 million first mortgage loan for the construction of an 800,000 square foot office campus on 18.1 acres located in California that is pre-leased to an investment grade tenant, of which the Company funded $77.6 million.

o	$205.0 million first mortgage loan for the development and conversion of an office tower into a mixed-use property located in Texas, of which the Company funded $30.0 million.

o	AU$222.0 million ($152.7 million) first mortgage loan for the development of a mixed-use residential tower located in Australia, which was unfunded as of June 30, 2019.

o	$105.0 million first mortgage and mezzanine loan for the acquisition and renovation of a 34-story full-service hotel located in Texas, of which the Company funded $80.0 million.

o	$98.8 million first mortgage and mezzanine loan for the refinancing of a 23-story Class A office building located in Hawaii, of which the Company funded $87.0 million. The Company sold the $70.1 million first mortgage, of which $61.8 million was funded, and retained the $28.7 million mezzanine loan, of which $25.2 million was funded.

●	Funded $215.8 million of previously originated commercial loan commitments.

●	Received gross proceeds of $865.5 million (net proceeds of $626.1 million) from sales, maturities and principal repayments on our commercial loans and single-borrower CMBS, of which $102.5 million related to loan sales.

●	Acquired $501.3 million of residential mortgage loans.

●	Received proceeds of $173.6 million from sales of infrastructure loans and $77.1 million from maturities and principal repayments on our infrastructure loans and bonds.

●	Acquired $25.0 million of infrastructure loans and funded $38.5 million of pre-existing infrastructure loan commitments.

●	Originated commercial conduit loans of $411.4 million. Separately, received proceeds of $365.4 million from sales of previously originated commercial conduit loans.

●	Obtained five new special servicing assignments for CMBS trusts with a total unpaid principal balance of $4.3 billion.

●	Acquired CMBS held by our Investing and Servicing Segment for a purchase price of $35.2 million, net of non-controlling interests, and sold CMBS for total gross proceeds of $25.8 million.

Developments During the First Quarter of 2019

●	The Commercial and Residential Lending Segment originated $1.0 billion of commercial loans during the quarter, including the following:

o	$379.0 million first mortgage and mezzanine loan for the acquisition and redevelopment of two office buildings located in New York, of which the Company funded $236.0 million.

o	₤249.9 million ($319.7 million) first mortgage loan to the owner of the United Kingdom’s market leading convention and exhibition center business. The loan is secured by five large conference facilities totaling over two million square feet and was fully funded.

o	$145.0 million first mortgage and mezzanine loan for the acquisition of a newly constructed, full-service hotel located in New York, which the Company fully funded.

o	$97.2 million first mortgage and mezzanine loan for the refinancing of three Class A office buildings located in Virginia, of which the Company funded $73.3 million.

●	Funded $218.9 million of previously originated commercial loan commitments.

●	Received gross proceeds of $655.8 million (net proceeds of $183.4 million) from sales, maturities and principal repayments on our commercial loans, of which $396.3 million related to loan sales.

●	Acquired $457.5 million of residential mortgage loans.

●	Received proceeds of $352.0 million, including retained RMBS of $26.3 million, from the securitization of $340.2 million of residential mortgage loans.

●	Acquired $237.5 million of infrastructure loans and funded $46.3 million of pre-existing infrastructure loan commitments.

●	Received proceeds of $172.7 million from sales of infrastructure loans and $286.2 million from maturities and principal repayments on our infrastructure loans and bonds.

●	Originated commercial conduit loans of $282.8 million. Separately, received proceeds of $186.8 million from sales of previously originated commercial conduit loans.

●	Obtained four new special servicing assignments for CMBS trusts with a total unpaid principal balance of $3.2 billion.

●	Sold CMBS held by our Investing and Servicing Segment for total gross proceeds of $36.9 million and acquired CMBS for a purchase price of $13.3 million.

●	Settled the remaining $78.0 million of our 4.00% Convertible Senior Notes due 2019 (the “2019 Notes”) through the issuance of 3.6 million shares of common stock and cash payments of $12.0 million.

Subsequent Events

Refer to Note 23 to the Condensed Consolidated Financial Statements for disclosure regarding significant transactions that occurred subsequent to June 30, 2019.

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

The following table compares our summarized results of operations for the three and six months ended June 30, 2019 and 2018 by business segment (amounts in thousands):

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2019	2018	$ Change	2019	2018	$ Change
Revenues:
Commercial and Residential Lending Segment	$187,780	$157,472	$30,308	$362,610	$307,242	$55,368
Infrastructure Lending Segment	26,166	—	26,166	54,652	—	54,652
Property Segment	72,414	74,482	(2,068)	143,013	141,293	1,720
Investing and Servicing Segment	65,633	73,601	(7,968)	132,583	158,710	(26,127)
Corporate	6	86	(80)	26	138	(112)
Securitization VIE eliminations	(40,818)	(36,085)	(4,733)	(71,223)	(77,240)	6,017
	311,181	269,556	41,625	621,661	530,143	91,518
Costs and expenses:
Commercial and Residential Lending Segment	69,029	68,584	445	138,217	109,632	28,585
Infrastructure Lending Segment	21,524	—	21,524	45,370	—	45,370
Property Segment	68,212	79,028	(10,816)	135,687	147,384	(11,697)
Investing and Servicing Segment	40,784	42,323	(1,539)	79,458	80,097	(639)
Corporate	53,947	62,128	(8,181)	108,076	128,464	(20,388)
Securitization VIE eliminations	(27)	(85)	58	(50)	(176)	126
	253,469	251,978	1,491	506,758	465,401	41,357
Other income (loss):
Commercial and Residential Lending Segment	8,811	8,807	4	7,777	10,909	(3,132)
Infrastructure Lending Segment	(3,456)	—	(3,456)	(6,065)	—	(6,065)
Property Segment	(10,111)	26,282	(36,393)	(52,617)	28,647	(81,264)
Investing and Servicing Segment	26,986	37,745	(10,759)	52,592	65,170	(12,578)
Corporate	15,309	(6,367)	21,676	24,869	(19,369)	44,238
Securitization VIE eliminations	40,728	36,388	4,340	71,362	77,984	(6,622)
	78,267	102,855	(24,588)	97,918	163,341	(65,423)
Income (loss) before income taxes:
Commercial and Residential Lending Segment	127,562	97,695	29,867	232,170	208,519	23,651
Infrastructure Lending Segment	1,186	—	1,186	3,217	—	3,217
Property Segment	(5,909)	21,736	(27,645)	(45,291)	22,556	(67,847)
Investing and Servicing Segment	51,835	69,023	(17,188)	105,717	143,783	(38,066)
Corporate	(38,632)	(68,409)	29,777	(83,181)	(147,695)	64,514
Securitization VIE eliminations	(63)	388	(451)	189	920	(731)
	135,979	120,433	15,546	212,821	228,083	(15,262)
Income tax provision	(3,533)	(3,343)	(190)	(3,867)	(6,199)	2,332
Net income attributable to non-controlling interests	(5,430)	(7,860)	2,430	(11,555)	(12,722)	1,167
Net income attributable to Starwood Property Trust, Inc.	$127,016	$109,230	$17,786	$197,399	$209,162	$(11,763)

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Commercial and Residential Lending Segment

Revenues

For the three months ended June 30, 2019, revenues of our Commercial and Residential Lending Segment increased $30.3 million to $187.8 million, compared to $157.5 million for the three months ended June 30, 2018. This increase was primarily due to increases in interest income from loans of $14.8 million and investment securities of $15.4 million. The increase in interest income from loans was principally due to (i) increased LIBOR rates and (ii) higher average balances of both commercial loans and residential loans held-for-sale, partially offset by (iii) the compression of interest rate spreads in credit markets. The increase in interest income from investment securities was primarily due to higher average investment balances and higher levels of prepayment related income.

Costs and Expenses

For the three months ended June 30, 2019, costs and expenses of our Commercial and Residential Lending Segment increased $0.4 million to $69.0 million, compared to $68.6 million for the three months ended June 30, 2018. This increase was primarily due to a $23.7 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio, partially offset by a $23.2 million decrease in loan loss provision principally relating to impairment charges on certain commercial loans in the 2018 second quarter.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	June 30,
	2019	2018	Change
Interest income from loans	$163,071	$148,268	$14,803
Interest income from investment securities	24,367	8,930	15,437
Interest expense	(58,564)	(34,826)	(23,738)
Net interest income	$128,874	$122,372	$6,502

For the three months ended June 30, 2019, net interest income of our Commercial and Residential Lending Segment increased $6.5 million to $128.9 million, compared to $122.4 million for the three months ended June 30, 2018. This increase reflects the net increase in interest income explained in the Revenues discussion above, partially offset by the increase in interest expense on our secured financing facilities.

During the three months ended June 30, 2019 and 2018, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities were as follows:

	For the Three Months Ended
	June 30,
	2019	2018
Commercial	7.5%	7.8%
Residential	6.7%	6.8%
Overall	7.4%	7.6%

The overall weighted average unlevered yield was slightly lower as increases in LIBOR were more than offset by compression of interest rate spreads in credit markets.

During the three months ended June 30, 2019 and 2018, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 4.5% and 4.4%, respectively, and 4.5% and 4.3%, respectively, excluding the impact of bridge financing. The increases in borrowing rates primarily reflect increases in LIBOR, partially offset by the compression of interest rate spreads in credit markets.

Other Income

For the three months ended June 30, 2019 and 2018, other income of our Commercial and Residential Lending Segment was level at $8.8 million. This primarily reflects (i) a $13.9 million lower gain on derivatives, offset by (ii) a $6.3 million decrease in foreign currency loss, (iii) a $3.7 million net favorable change in fair value of residential mortgage loans held-for-sale and investment securities and (iv) a $3.7 million increase in earnings from unconsolidated entities. The lower gain on derivatives reflects a $10.9 million unfavorable change in interest rate swaps and a $3.0 million lower gain on foreign currency hedges. The interest rate swaps are used primarily to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and CMBS investments. The lower gain on the foreign currency hedges and the decrease in foreign currency loss reflect the overall strengthening of the U.S. dollar against the pound sterling (“GBP”) in the second quarter of 2019 versus a greater strengthening of the U.S. dollar in the second quarter of 2018. The interest rate swaps are used primarily to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments.

Infrastructure Lending Segment

The Infrastructure Lending Segment was acquired on September 19, 2018. Accordingly, the following discussion reflects its results for the three months ended June 30, 2019 and includes no comparison to the three months ended June 30, 2018.

Revenues

Revenues of our Infrastructure Lending Segment were $26.2 million, including interest income of $25.3 million from loans and $0.9 million from investment securities.

Costs and Expenses

Costs and expenses of our Infrastructure Lending Segment were $21.5 million, consisting primarily of $16.3 million of interest expense on secured debt facilities used to finance this segment’s investment portfolio and $4.8 million of general and administrative expenses.

Net Interest Income (amounts in thousands)

For the Three Months Ended
June 30, 2019
Interest income from loans	$25,291
Interest income from investment securities	868
Interest expense	(16,258)
Net interest income	$9,901

Interest income from infrastructure loans and investment securities and interest expense on the secured financing facilities reflect primarily variable LIBOR based rates.  During the three months ended June 30, 2019, the weighted average unlevered yield on the Infrastructure Lending Segment’s loans and investment securities held-for-investment was 6.3% while the weighted average unlevered yield on its loans held-for-sale was 4.7%.  The weighted average secured borrowing rate on its debt facilities, including amortization of deferred financing fees, was 4.8%.

Other Loss

Other loss of our Infrastructure Lending Segment was $3.5 million, primarily reflecting a $2.8 million loss on extinguishment of debt resulting from the write-off of deferred financing fees relating to partial debt prepayments from proceeds of loan repayments and sales.

Property Segment

Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
		Costs and	Gain (loss) on derivative		Income (loss) before
	Revenues	expenses	financial instruments	Other income (loss)	income taxes
Master Lease Portfolio	$(4,974)	$(3,847)	$—	$(2,941)	$(4,068)
Medical Office Portfolio	559	92	(14,445)	(490)	(14,468)
Ireland Portfolio	(95)	214	(16,621)	(7)	(16,937)
Woodstar I Portfolio	885	(781)	—	—	1,666
Woodstar II Portfolio	1,557	(6,125)	—	—	7,682
Investment in unconsolidated entities	—	—	—	(1,889)	(1,889)
Other/Corporate	—	(369)	—	—	369
Total	$(2,068)	$(10,816)	$(31,066)	$(5,327)	$(27,645)

See Note 6 to the Condensed Consolidated Financial Statements for a description of the above-referenced Property Segment portfolios.

Revenues

For the three months ended June 30, 2019, revenues of our Property Segment decreased $2.1 million to $72.4 million, compared to $74.5 million for the three months ended June 30, 2018. The decrease in revenues in the second quarter of 2019 was primarily due to a decrease in rental income from the Master Lease Portfolio due to (i) the sale of seven properties within the Master Lease portfolio during 2018 and (ii) no longer recording as revenues and offsetting expenses property taxes paid directly by lessees, in accordance with the new lease accounting standard effective January 1, 2019 (see Note 2 to the Consolidated Financial Statements), partially offset by (iii) increased rental income in the Woodstar Portfolios due to rental rate increases and the inclusion of rental income from a Woodstar II Portfolio property acquired in August 2018.

Costs and Expenses

For the three months ended June 30, 2019, costs and expenses of our Property Segment decreased $10.8 million to $68.2 million, compared to $79.0 million for the three months ended June 30, 2018. The decrease in costs and expenses primarily reflects decreases of (i) $6.1 million in the Woodstar II Portfolio primarily due to in-place lease intangibles becoming fully amortized and (ii) $3.8 million in the Master Lease Portfolio primarily due to the effects of no longer recording property taxes paid directly by lessees and the sale of seven properties in 2018, both as discussed above.

Other Income (Loss)

For the three months ended June 30, 2019, other income (loss) of our Property Segment decreased $36.4 million to a loss of $10.1 million, compared to income of $26.3 million for the three months ended June 30, 2018. The decrease in other income (loss) was primarily due to (i) a $31.0 million unfavorable change in gain (loss) on derivatives and (ii) the non-recurrence of a $3.0 million net gain on sale of a property in the Master Lease Portfolio during the second quarter of 2018. The unfavorable change in gain (loss) on derivatives consists of a $16.6 million unfavorable change in foreign exchange contracts which economically hedge our Euro currency exposure with respect to the Ireland Portfolio and a $14.4 million unfavorable change in interest rate swaps which primarily hedge the variable interest rate risk on borrowings secured by our Medical Office Portfolio.

Investing and Servicing Segment

Revenues

For the three months ended June 30, 2019, revenues of our Investing and Servicing Segment decreased $8.0 million to $65.6 million, compared to $73.6 million for the three months ended June 30, 2018. The decrease in revenues in the second quarter of 2019 was primarily due to an $8.8 million decrease in servicing fees.

Costs and Expenses

For the three months ended June 30, 2019, costs and expenses of our Investing and Servicing Segment decreased by $1.5 million to $40.8 million, compared to $42.3 million for the three months ended June 30, 2018.

Other Income

For the three months ended June 30, 2019, other income of our Investing and Servicing Segment decreased $10.7 million to $27.0 million, from $37.7 million for the three months ended June 30, 2018. The decrease in other income was primarily due to (i) a $10.4 million decrease in gains on sales of operating properties and (ii) a $6.6 million increased loss on derivatives which primarily hedge our interest rate risk on conduit loans, partially offset by (iii) a $2.1 million lesser decrease in fair value of servicing rights primarily reflecting the expected reduction in amortization of this deteriorating asset net of increases in fair value due to the attainment of new servicing contracts and (iv) a $1.9 million greater increase in fair value of conduit loans.

Corporate and Other Items

Corporate Costs and Expenses

For the three months ended June 30, 2019, corporate expenses decreased $8.2 million to $53.9 million, compared to $62.1 million for the three months ended June 30, 2018. The decrease was primarily due to a $4.8 million decrease in management fees and a $4.0 million decrease in interest expense principally on lower average outstanding balances of our unsecured senior notes.

Corporate Other Income (Loss)

For the three months ended June 30, 2019, corporate other income (loss) increased $21.7 million to income of $15.3 million, compared to a loss of $6.4 million for the three months ended June 30, 2018. The increase in corporate other income was due to a favorable change in gain (loss) on interest rate swaps used to hedge a portion of our unsecured senior notes used to repay variable-rate secured financing.

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

Income Tax Provision

Historically, our consolidated income tax provision principally relates to the taxable nature of the Investing and Servicing Segment’s loan servicing and loan conduit businesses which are housed in TRSs. For the three months ended June 30, 2019, we had a tax provision of $3.5 million compared to $3.3 million in the three months ended June 30, 2018.

Net Income Attributable to Non-controlling Interests

During the three months ended June 30, 2019, net income attributable to non-controlling interests decreased $2.4 million to $5.4 million, compared to $7.8 million during the three months ended June 30, 2018. The decrease was primarily due to the non-recurrence of a minority investor’s share of the gain from an Investing and Servicing Segment operating property sold during the second quarter of 2018.

Six months Ended June 30, 2019 Compared to the Six months Ended June 30, 2018

Commercial and Residential Lending Segment

Revenues

For the six months ended June 30, 2019, revenues of our Commercial and Residential Lending Segment increased $55.4 million to $362.6 million, compared to $307.2 million for the six months ended June 30, 2018. This increase was primarily due to increases in interest income from loans of $34.4 million and investment securities of $20.9 million. The increase in interest income from loans was principally due to (i) increased LIBOR rates and (ii) higher average balances of both commercial loans and residential loans held-for-sale, partially offset by (iii) the compression of interest rate spreads in credit markets and (iv) lower levels of prepayment related income. The increase in interest income from investment securities was primarily due to higher average investment balances.

Costs and Expenses

For the six months ended June 30, 2019, costs and expenses of our Commercial and Residential Lending Segment increased $28.6 million to $138.2 million, compared to $109.6 million for the six months ended June 30, 2018. This increase was primarily due to a $53.3 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio, partially offset by a $24.7 million decrease in loan loss provision principally relating to impairment charges on certain commercial loans in the 2018 second quarter.

Net Interest Income (amounts in thousands)

	For the Six Months Ended
	June 30,
	2019	2018	Change
Interest income from loans	$317,666	$283,240	$34,426
Interest income from investment securities	44,275	23,369	20,906
Interest expense	(120,168)	(66,847)	(53,321)
Net interest income	$241,773	$239,762	$2,011

For the six months ended June 30, 2019, net interest income of our Commercial and Residential Lending Segment increased $2.0 million to $241.8 million, compared to $239.8 million for the six months ended June 30, 2018. This increase reflects the net increase in interest income explained in the Revenues discussion above, which was partially offset by the increase in interest expense on our secured financing facilities.

During the six months ended June 30, 2019 and 2018, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities were as follows:

	For the Six Months Ended
	June 30,
	2019	2018
Commercial	7.6%	7.7%
Residential	6.8%	6.8%
Overall	7.5%	7.6%

The overall weighted average unlevered yield was slightly lower as increases in LIBOR were more than offset by the compression of interest rate spreads in credit markets and lower levels of prepayment related income.

During the six months ended June 30, 2019 and 2018, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 4.6% and 4.2%, respectively, and 4.5% and 4.2%, respectively, excluding the impact of bridge financing. The increases in borrowing rates primarily reflect increases in LIBOR, partially offset by the compression of interest rate spreads in credit markets.

Other Income

For the six months ended June 30, 2019, other income of our Commercial and Residential Lending Segment decreased $3.1 million to $7.8 million, compared to $10.9 million for the six months ended June 30, 2018. The decrease was primarily due to (i) a $12.4 million unfavorable change in gain (loss) on derivatives and (ii) a $2.0 million unfavorable change in foreign currency gain (loss), partially offset by (iii) a $5.8 million net favorable change in fair value of residential mortgage loans held-for-sale and investment securities and (iv) a $2.8 million increase in earnings from unconsolidated entities. The unfavorable change in gain (loss) on derivatives reflects a $15.5 million unfavorable change in interest rate swaps, partially offset by a $3.1 million higher gain on foreign currency hedges. The interest rate swaps are used primarily to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and CMBS investments. The higher gain on the foreign currency hedges and the unfavorable change in foreign currency gain (loss) reflect the overall strengthening of the U.S. dollar against the pound sterling (“GBP”) in the first six months of 2019 versus a lesser strengthening of the U.S. dollar in the first six months of 2018.

Infrastructure Lending Segment

The Infrastructure Lending Segment was acquired on September 19, 2018. Accordingly, the following discussion reflects its results for the six months ended June 30, 2019 and includes no comparison to the six months ended June 30, 2018.

Revenues

Revenues of our Infrastructure Lending Segment were $54.7 million, including interest income of $52.2 million from loans and $1.8 million from investment securities.

Costs and Expenses

Costs and expenses of our Infrastructure Lending Segment were $45.4 million, consisting primarily of $34.8 million of interest expense on secured debt facilities used to finance this segment’s investment portfolio and $9.3 million of general and administrative expenses.

Net Interest Income (amounts in thousands)

For the Six Months Ended
June 30, 2019
Interest income from loans	$52,206
Interest income from investment securities	1,753
Interest expense	(34,835)
Net interest income	$19,124

Interest income from infrastructure loans and investment securities and interest expense on the secured financing facilities reflect primarily variable LIBOR based rates.  During the six months ended June 30, 2019, the weighted average unlevered yield on the Infrastructure Lending Segment’s loans and investment securities held-for-investment was 6.2% while the weighted average unlevered yield on its loans held-for-sale was 4.0%.  The weighted average secured borrowing rate on its debt facilities, including amortization of deferred financing fees, was 4.9%.

Other Loss

Other loss of our Infrastructure Lending Segment was $6.1 million, primarily reflecting a loss on extinguishment of debt resulting from the write-off of deferred financing fees relating to partial debt prepayments from proceeds of loan repayments and sales.

Property Segment

Change in Results by Portfolio (amounts in thousands)

	$ Change from prior year
		Costs and	Gain (loss) on derivative		Income (loss) before
	Revenues	expenses	financial instruments	Other income (loss)	income taxes
Master Lease Portfolio	$(10,407)	$(7,759)	$—	$(6,882)	$(9,530)
Medical Office Portfolio	168	70	(30,173)	(490)	(30,565)
Ireland Portfolio	(365)	(202)	(1,523)	—	(1,686)
Woodstar I Portfolio	1,670	(2,007)	—	—	3,677
Woodstar II Portfolio	10,654	(1,166)	—	(17)	11,803
Investment in unconsolidated entities	—	—	—	(42,179)	(42,179)
Other/Corporate	—	(633)	—	—	633
Total	$1,720	$(11,697)	$(31,696)	$(49,568)	$(67,847)

See Note 6 to the Condensed Consolidated Financial Statements for a description of the above-referenced Property Segment portfolios.

Revenues

For the six months ended June 30, 2019, revenues of our Property Segment increased $1.7 million to $143.0 million, compared to $141.3 million for the six months ended June 30, 2018. The increase in revenues in the six months of 2019 was primarily due to the full period inclusion of rental income from the Woodstar II Portfolio, which was acquired over a period between December 2017 and September 2018, and rental rate increases in both Woodstar Portfolios, partially offset by a decrease in rental income from the Master Lease Portfolio due to (i) the sale of seven properties within the Master Lease portfolio during 2018 and (ii) no longer recording as revenues and offsetting expenses property taxes paid directly by lessees, in accordance with the new lease accounting standard effective January 1, 2019 (see Note 2 to the Consolidated Financial Statements).

Costs and Expenses

For the six months ended June 30, 2019, costs and expenses of our Property Segment decreased $11.7 million to $135.7 million, compared to $147.4 million for the six months ended June 30, 2018. The decrease in costs and expenses primarily reflects (i) a $7.8 million decrease in the Master Lease Portfolio primarily due to the sale of seven properties in 2018 and the effects of no longer recording property taxes paid directly by lessees, both as discussed above, (ii) a $3.2 million decrease in the Woodstar Portfolios primarily due to in-place lease intangibles becoming fully amortized in the Woodstar II Portfolio and property tax abatements in both Woodstar Portfolios, partially offset by the full period inclusion of the properties acquired in the Woodstar II Portfolio since January 2018.

Other Income (Loss)

For the six months ended June 30, 2019, other income (loss) of our Property Segment decreased $81.2 million to a loss of $52.6 million, compared to income of $28.6 million for the six months ended June 30, 2018. The decrease in other income was primarily due to (i) a $42.2 million increased loss from an unconsolidated entity, (ii) a $31.7 million unfavorable change in gain (loss) on derivatives and (iii) the non-recurrence of a $6.9 million net gain on sale of three properties in the Master Lease Portfolio during the six months of 2018. The $42.2 million increased loss from an unconsolidated entity principally reflects the recognition in the 2019 first quarter of decreases in fair value of properties held by our equity investee that owns four regional shopping malls (the “Retail Fund”), which is an investment company that measures its assets at fair value (see Note 7 to the Consolidated Financial Statements). The $31.7 million unfavorable change in gain (loss) on derivatives consists of (i) a $30.1 million unfavorable change in interest rate swaps which primarily hedge the variable interest rate risk on borrowings secured by our Medical Office Portfolio and (ii) a $1.6 million decreased gain on foreign exchange contracts which economically hedge our Euro currency exposure with respect to the Ireland Portfolio.

Investing and Servicing Segment

Revenues

For the six months ended June 30, 2019, revenues of our Investing and Servicing Segment decreased $26.1 million to $132.6 million, compared to $158.7 million for the six months ended June 30, 2018. The decrease in revenues in the six months of 2019 was primarily due to (i) a $15.0 million decrease in servicing fees and (ii) a $9.4 million decrease in CMBS interest income principally due to lower interest recoveries.

Costs and Expenses

For the six months ended June 30, 2019, costs and expenses of our Investing and Servicing Segment decreased by $0.6 million to $79.5 million, compared to $80.1 million for the six months ended June 30, 2018.

Other Income

For the six months ended June 30, 2019, other income of our Investing and Servicing Segment decreased $12.6 million to $52.6 million, from $65.2 million for the six months ended June 30, 2018. The decrease in other income was primarily due to (i) a $15.9 million decrease in gains on sales of operating properties and (ii) a $15.0 million unfavorable change in gain (loss) on derivatives which primarily hedge our interest rate risk on conduit loans, partially offset by (iii) a $10.7 million lesser decrease in fair value of servicing rights primarily reflecting the expected reduction in amortization of this deteriorating asset net of increases in fair value due to the attainment of new servicing contracts and (iv) a $4.9 million greater increase in fair value of CMBS securities.

Corporate and Other Items

Corporate Costs and Expenses

For the six months ended June 30, 2019, corporate expenses decreased $20.4 million to $108.1 million, compared to $128.5 million for the six months ended June 30, 2018. The decrease was primarily due to an $11.9 million decrease in management fees and a $9.9 million decrease in interest expense principally on lower average outstanding balances of our unsecured senior notes.

Corporate Other Income (Loss)

For the six months ended June 30, 2019, corporate other income (loss) improved $44.2 million to income of $24.8 million, compared to a loss of $19.4 million for the six months ended June 30, 2018. The increase in corporate other income was due to a favorable change in gain (loss) on interest rate swaps used to hedge a portion of our unsecured senior notes used to repay variable-rate secured financing.

Securitization VIE Eliminations

Refer to the preceding comparison of the three months ended June 30, 2019 to the three months ended June 30, 2018 for a discussion of the nature of securitization VIE eliminations.

Income Tax Provision

Historically, our consolidated income tax provision principally relates to the taxable nature of the Investing and Servicing Segment’s loan servicing and loan conduit businesses which are housed in TRSs. For the six months ended June 30, 2019, we had a tax provision of $3.9 million compared to $6.2 million in the six months ended June 30, 2018. The $2.3 million decrease primarily reflects a decrease in the taxable income of our TRSs.

Net Income Attributable to Non-controlling Interests

During the six months ended June 30, 2019, net income attributable to non-controlling interests decreased $1.1 million to $11.6 million, compared to $12.7 million during the six months ended June 30, 2018. The decrease was primarily due to non-controlling interests in gains on sales of certain Investing and Servicing Segment operating properties in the six months of 2018, partially offset by increased non-controlling interests in our Woodstar II Portfolio, which consists of properties acquired in and after December 2017.

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

The following table presents our diluted weighted average shares used in our GAAP EPS calculation reconciled to our diluted weighted average shares used in our Core EPS calculation (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Diluted weighted average shares - GAAP	289,072	288,310	288,529	288,040
Add: Unvested stock awards	2,092	2,468	2,172	2,053
Add: Woodstar II Class A Units	11,571	9,759	11,740	7,463
Less: Convertible Notes dilution	(9,649)	(27,134)	(9,963)	(27,044)
Diluted weighted average shares - Core	293,086	273,403	292,478	270,512

The definition of Core Earnings allows management to make adjustments, subject to the approval of a majority of our independent directors, in situations where such adjustments are considered appropriate in order for Core Earnings to be calculated in a manner consistent with its definition and objective. No adjustments to the definition of Core Earnings became effective during the six months ended June 30, 2019.

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

The following table summarizes our quarterly Core Earnings per weighted average diluted share for the six months ended June 30, 2019 and 2018:

	Core Earnings For the Three-Month Periods Ended
	March 31	June 30
2019	$0.28	$0.52
2018	0.58	0.54

Core Earnings per weighted average diluted share for the six months ended June 30, 2019 does not equal the sum of the individual quarters due to rounding and other computational factors.

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

The following table presents our summarized results of operations and reconciliation to Core Earnings for the three months ended June 30, 2019, by business segment (amounts in thousands, except per share data):

	Commercial
	and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing
	Segment	Segment	Segment	Segment	Corporate	Total
Revenues	$187,780	$26,166	$72,414	$65,633	$6	$351,999
Costs and expenses	(69,029)	(21,524)	(68,212)	(40,784)	(53,947)	(253,496)
Other income (loss)	8,811	(3,456)	(10,111)	26,986	15,309	37,539
Income (loss) before income taxes	127,562	1,186	(5,909)	51,835	(38,632)	136,042
Income tax (provision) benefit	(1,832)	186	—	(1,887)	—	(3,533)
Income attributable to non-controlling interests	(21)	—	(5,355)	(117)	—	(5,493)
Net income (loss) attributable to Starwood Property Trust, Inc.	125,709	1,372	(11,264)	49,831	(38,632)	127,016
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	5,355	—	—	5,355
Non-cash equity compensation expense	911	563	77	1,702	3,811	7,064
Acquisition and investment pursuit costs	(24)	—	(88)	(305)	(356)	(773)
Depreciation and amortization	285	—	23,416	4,822	—	28,523
Loan loss provision, net	2,096	422	—	—	—	2,518
Interest income adjustment for securities	(194)	—	—	3,381	—	3,187
Extinguishment of debt, net	—	—	—	—	(246)	(246)
Other non-cash items	—	—	(452)	371	150	69
Reversal of GAAP unrealized (gains) / losses on:
Loans held-for-sale	(5,363)	—	—	(16,528)	—	(21,891)
Securities	948	—	—	(15,815)	—	(14,867)
Derivatives	(5,519)	2,833	12,717	6,927	(15,858)	1,100
Foreign currency	6,927	83	8	(1)	—	7,017
Earnings from unconsolidated entities	(5,492)	—	(1,044)	(2,754)	—	(9,290)
Recognition of Core realized gains / (losses) on:
Loans held-for-sale	(550)	(755)	—	20,155	—	18,850
Securities	597	—	—	(423)	—	174
Derivatives	736	(2,228)	1,484	(7,614)	—	(7,622)
Foreign currency	(1,205)	64	(8)	1	—	(1,148)
Earnings from unconsolidated entities	4,682	—	—	4,137	—	8,819
Core Earnings (Loss)	$124,544	$2,354	$30,201	$47,887	$(51,131)	$153,855
Core Earnings (Loss) per Weighted Average Diluted Share	$0.42	$0.01	$0.10	$0.16	$(0.17)	$0.52

The following table presents our summarized results of operations and reconciliation to Core Earnings for the three months ended June 30, 2018, by business segment (amounts in thousands, except per share data):

	Commercial
	and
	Residential		Investing
	Lending	Property	and Servicing
	Segment	Segment	Segment	Corporate	Total
Revenues	$157,472	$74,482	$73,601	$86	$305,641
Costs and expenses	(68,584)	(79,028)	(42,323)	(62,128)	(252,063)
Other income (loss)	8,807	26,282	37,745	(6,367)	66,467
Income (loss) before income taxes	97,695	21,736	69,023	(68,409)	120,045
Income tax provision	(1,720)	(611)	(1,012)	—	(3,343)
Income attributable to non-controlling interests	(361)	(4,684)	(2,427)	—	(7,472)
Net income (loss) attributable to Starwood Property Trust, Inc.	95,614	16,441	65,584	(68,409)	109,230
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	4,684	—	—	4,684
Non-cash equity compensation expense	766	87	1,317	3,667	5,837
Management incentive fee	—	—	—	5,687	5,687
Acquisition and investment pursuit costs	1,266	(67)	(57)	—	1,142
Depreciation and amortization	16	32,063	4,885	—	36,964
Loan loss provision, net	25,259	—	—	—	25,259
Interest income adjustment for securities	(197)	—	2,695	—	2,498
Extinguishment of debt, net	—	—	—	(247)	(247)
Other non-cash items	—	(1,212)	448	895	131
Reversal of GAAP unrealized (gains) / losses on:
Loans held-for-sale	(184)	—	(14,649)	—	(14,833)
Securities	(625)	—	(15,110)	—	(15,735)
Derivatives	(19,697)	(19,013)	58	7,151	(31,501)
Foreign currency	13,264	1	(1)	—	13,264
Earnings from unconsolidated entities	(1,803)	(2,933)	(1,454)	—	(6,190)
Recognition of Core realized gains / (losses) on:
Loans held-for-sale	(1,196)	—	14,227	—	13,031
Securities	142	—	(1,978)	—	(1,836)
Derivatives	(129)	(229)	618	—	260
Foreign currency	(140)	(2)	(1)	—	(143)
Earnings from unconsolidated entities	1,558	—	1,218	—	2,776
Sales of properties	—	(155)	(1,681)	—	(1,836)
Core Earnings (Loss)	$113,914	$29,665	$56,119	$(51,256)	$148,442
Core Earnings (Loss) per Weighted Average Diluted Share	$0.42	$0.11	$0.20	$(0.19)	$0.54

Commercial and Residential Lending Segment

The Commercial and Residential Lending Segment’s Core Earnings increased by $10.6 million, from $113.9 million during the second quarter of 2018 to $124.5 million in the second quarter of 2019. After making adjustments for the calculation of Core Earnings, revenues were $187.6 million, costs and expenses were $65.8 million and other income was $4.6 million.

Core revenues, consisting principally of interest income on loans, increased by $30.3 million in the second quarter of 2019, primarily due to increases in interest income from loans of $14.8 million and investment securities of $15.4 million. The increase in interest income from loans was principally due to (i) increased LIBOR rates and (ii) higher average balances of both commercial loans and residential loans held-for-sale, partially offset by (iii) the compression of interest rate spreads in credit markets. The increase in interest income from investment securities was primarily due to higher average investment balances and higher levels of prepayment related income.

Core costs and expenses increased by $24.5 million in the second quarter of 2019, primarily due to a $23.7 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio.

Core other income increased by $4.6 million primarily due to a $3.1 million increase in earnings from unconsolidated entities.

Infrastructure Lending Segment

The Infrastructure Lending Segment had core earnings of $2.4 million for the second quarter of 2019. After making adjustments for the calculation of Core Earnings, revenues were $26.2 million, costs and expenses were $20.5 million and other loss was $3.5 million.

Revenues of $26.2 million primarily consisted of interest income of $25.3 million from loans and $0.9 million from investment securities.

Costs and expenses of $20.5 million consisted of $16.3 million of interest expense on the secured debt facilities used to finance this segment’s investment portfolio and $4.2 million of general and administrative expenses.

Other loss of $3.5 million principally reflects a $2.8 million loss on extinguishment of debt resulting from the write-off of deferred financing fees relating to partial debt prepayments from proceeds of loan repayments and sales.

Property Segment

Core Earnings by Portfolio (amounts in thousands)

	For the Three Months Ended
	June 30,
	2019	2018	Change
Master Lease Portfolio	$4,300	$8,820	$(4,520)
Medical Office Portfolio	6,643	6,463	180
Ireland Portfolio	6,962	5,858	1,104
Woodstar I Portfolio	7,746	5,835	1,911
Woodstar II Portfolio	5,550	4,047	1,503
Other/Corporate	(1,000)	(1,358)	358
Core Earnings	$30,201	$29,665	$536

The Property Segment’s Core Earnings increased by $0.5 million, from $29.7 million during the second quarter of 2018 to $30.2 million in the second quarter of 2019. After making adjustments for the calculation of Core Earnings, revenues were $72.3 million, costs and expenses were $45.2 million and other income was $3.1 million.

Core revenues decreased by $1.8 million in the second quarter of 2019, primarily due to a decrease in rental income from the Master Lease Portfolio due to (i) the sale of seven properties within the Master Lease portfolio during 2018 and (ii) no longer recording as revenues and offsetting expenses property taxes paid directly by lessees, in accordance with the new lease accounting standard effective January 1, 2019, partially offset by (iii) increased rental income in the Woodstar Portfolios due to rental rate increases and the inclusion of rental income from a Woodstar II Portfolio property acquired in August 2018.

Core costs and expenses decreased by $2.3 million in the second quarter of 2019, primarily due to the sale of seven properties from the Master Lease Portfolio in 2018 and no longer recording property taxes paid directly by lessees, both as discussed above.

Core other income decreased by $0.6 million in the second quarter of 2019.

Investing and Servicing Segment

The Investing and Servicing Segment’s Core Earnings decreased by $8.2 million, from $56.1 million during the second quarter of 2018 to $47.9 million in the second quarter of 2019. After making adjustments for the calculation of Core Earnings, revenues were $69.3 million, costs and expenses were $34.5 million, other income was $15.1 million, income tax provision was $1.9 million and the deduction of income attributable to non-controlling interests was $0.1 million.

Core revenues decreased by $6.9 million in the second quarter of 2019, primarily due to a decrease of $8.8 million in servicing fees, partially offset by an increase of $1.4 million in interest income from our CMBS portfolio. The treatment of CMBS interest income on a GAAP basis is complicated by our application of the ASC 810 consolidation rules. In an attempt to treat these securities similar to the trust’s other investment securities, we compute core interest income pursuant to an effective yield methodology. In doing so, we segregate the portfolio into various categories based on the components of the bonds’ cash flows and the volatility related to each of these components. We then accrete interest income on an effective yield basis using the components of cash flows that are reliably estimable. Other minor adjustments are made to reflect management’s expectations for other components of the projected cash flow stream.

Core costs and expenses decreased by $1.2 million in the second quarter of 2019.

Core other income includes profit realized upon securitization of loans by our conduit business, gains on sales of CMBS and operating properties, gains and losses on derivatives that were either effectively terminated or novated, and earnings from unconsolidated entities. These items are typically offset by a decrease in the fair value of our domestic servicing rights intangible which reflects the expected amortization of this deteriorating asset, net of increases in fair value due to the attainment of new servicing contracts. Derivatives include instruments which hedge interest rate risk and credit risk on our conduit loans. For GAAP purposes, the loans, CMBS and derivatives are accounted for at fair value, with all changes in fair value (realized or unrealized) recognized in earnings. The adjustments to Core Earnings outlined above are also applied to the GAAP earnings of our unconsolidated entities. Core other income decreased by $3.9 million principally due to (i) an $8.0 million decrease in net gains on investments principally due to the non-recurrence of gains on sales of operating properties in the 2018 second quarter and (ii) a $7.9 million unfavorable change in realized gains (losses) on derivatives, partially offset by (iii) a $5.9 million increase in realized gains on conduit loans, (iv) a $2.9 million increase in earnings from unconsolidated entities and (v) a $2.1 million lesser decrease in fair value of servicing rights.

Income taxes, which principally relate to the operating results of our servicing and conduit businesses which are held in TRSs, increased $0.9 million due to an increase in the taxable income of our TRSs.

Income attributable to non-controlling interests decreased $2.3 million, primarily due to the non-recurrence of a minority investor’s share of the gain from an operating property sold during the second quarter of 2018.

Corporate

Core corporate costs and expenses decreased by $0.2 million, from $51.3 million in the second quarter of 2018 to $51.1 million in the second quarter of 2019.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

The following table presents our summarized results of operations and reconciliation to Core Earnings for the six months ended June 30, 2019, by business segment (amounts in thousands, except per share data):

	Commercial
	and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing
	Segment	Segment	Segment	Segment	Corporate	Total
Revenues	$362,610	$54,652	$143,013	$132,583	$26	$692,884
Costs and expenses	(138,217)	(45,370)	(135,687)	(79,458)	(108,076)	(506,808)
Other income (loss)	7,777	(6,065)	(52,617)	52,592	24,869	26,556
Income (loss) before income taxes	232,170	3,217	(45,291)	105,717	(83,181)	212,632
Income tax (provision) benefit	(1,584)	271	(258)	(2,296)	—	(3,867)
(Income) loss attributable to non-controlling interests	(392)	—	(11,072)	98	—	(11,366)
Net income (loss) attributable to Starwood Property Trust, Inc.	230,194	3,488	(56,621)	103,519	(83,181)	197,399
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	11,072	—	—	11,072
Non-cash equity compensation expense	1,617	1,114	146	3,052	7,498	13,427
Management incentive fee	—	—	—	—	173	173
Acquisition and investment pursuit costs	(62)	2	(177)	(305)	(356)	(898)
Depreciation and amortization	356	—	47,627	9,737	—	57,720
Loan loss provision, net	2,085	1,196	—	—	—	3,281
Interest income adjustment for securities	(391)	—	—	9,353	—	8,962
Extinguishment of debt, net	—	—	—	—	(1,457)	(1,457)
Other non-cash items	—	—	(886)	508	318	(60)
Reversal of GAAP unrealized (gains) / losses on:					—
Loans held-for-sale	(6,749)	—	—	(26,408)	—	(33,157)
Securities	2,642	—	—	(33,955)	—	(31,313)
Derivatives	3,986	3,228	13,033	10,251	(26,002)	4,496
Foreign currency	1,688	(217)	(1)	—	—	1,470
(Earnings) loss from unconsolidated entities	(6,069)	—	42,761	(3,348)	—	33,344
Recognition of Core realized gains / (losses) on:					—
Loans held-for-sale	(1,203)	(755)	—	27,585	—	25,627
Securities	597	—	—	7,109	—	7,706
Derivatives	823	(1,460)	1,851	(9,239)	—	(8,025)
Foreign currency	(814)	(827)	1	9	—	(1,631)
Earnings (loss) from unconsolidated entities	4,780	—	(68,905)	12,870	—	(51,255)
Sales of properties	—	—	—	(76)	—	(76)
Core Earnings (Loss)	$233,480	$5,769	$(10,099)	$110,662	$(103,007)	$236,805
Core Earnings (Loss) per Weighted Average Diluted Share	$0.80	$0.02	$(0.04)	$0.38	$(0.35)	$0.81

The following table presents our summarized results of operations and reconciliation to Core Earnings for the six months ended June 30, 2018, by business segment (amounts in thousands, except per share data):

	Commercial
	and
	Residential		Investing
	Lending	Property	and Servicing
	Segment	Segment	Segment	Corporate	Total
Revenues	$307,242	$141,293	$158,710	$138	$607,383
Costs and expenses	(109,632)	(147,384)	(80,097)	(128,464)	(465,577)
Other income (loss)	10,909	28,647	65,170	(19,369)	85,357
Income (loss) before income taxes	208,519	22,556	143,783	(147,695)	227,163
Income tax provision	(2,667)	(1,872)	(1,660)	—	(6,199)
Income attributable to non-controlling interests	(722)	(7,137)	(3,943)	—	(11,802)
Net income (loss) attributable to Starwood Property Trust, Inc.	205,130	13,547	138,180	(147,695)	209,162
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	7,137	—	—	7,137
Non-cash equity compensation expense	1,329	130	2,292	6,866	10,617
Management incentive fee	—	—	—	15,321	15,321
Acquisition and investment pursuit costs	1,385	(160)	(86)	—	1,139
Depreciation and amortization	33	58,868	9,797	—	68,698
Loan loss provision, net	26,797	—	—	—	26,797
Interest income adjustment for securities	(394)	—	1,633	—	1,239
Extinguishment of debt, net	—	—	—	9,508	9,508
Other non-cash items	—	(1,774)	572	1,776	574
Reversal of GAAP unrealized (gains) / losses on:
Loans held-for-sale	1,508	—	(24,141)	—	(22,633)
Securities	79	—	(29,089)	—	(29,010)
Derivatives	(9,168)	(20,449)	(5,364)	21,549	(13,432)
Foreign currency	(286)	(1)	2	—	(285)
Earnings from unconsolidated entities	(3,247)	582	(3,050)	—	(5,715)
Recognition of Core realized gains / (losses) on:
Loans held-for-sale	(2,071)	—	23,870	—	21,799
Securities	142	—	(6,092)	—	(5,950)
Derivatives	(5,854)	(708)	6,149	—	(413)
Foreign currency	7,911	—	(42)	—	7,869
Earnings from unconsolidated entities	3,405	—	2,262	—	5,667
Sales of properties	—	(365)	(3,446)	—	(3,811)
Core Earnings (Loss)	$226,699	$56,807	$113,447	$(92,675)	$304,278
Core Earnings (Loss) per Weighted Average Diluted Share	$0.84	$0.21	$0.41	$(0.34)	$1.12

Commercial and Residential Lending Segment

The Commercial and Residential Lending Segment’s Core Earnings increased by $6.8 million, from $226.7 million during the six months of 2018 to $233.5 million in the six months of 2019. After making adjustments for the calculation of Core Earnings, revenues were $362.2 million, costs and expenses were $134.2 million and other income was $7.5 million.

Core revenues, consisting principally of interest income on loans, increased by $55.4 million in the six months of 2019, primarily due to increases in interest income from loans of $34.4 million and investment securities of $20.9 million. The increase in interest income from loans was principally due to (i) increased LIBOR rates and (ii) higher average balances of both commercial loans and residential loans held-for-sale, partially offset by (iii) the compression of interest rate spreads in credit markets and (iv) lower levels of prepayment related income. The increase in interest income from investment securities was primarily due to higher average investment balances.

Core costs and expenses increased by $54.1 million in the six months of 2019, primarily due to a $53.3 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio.

Core other income increased by $4.1 million primarily due to increases in gain on sale of loans and earnings from unconsolidated entities.

Infrastructure Lending Segment

The Infrastructure Lending Segment had core earnings of $5.8 million for the six months of 2019. After making adjustments for the calculation of Core Earnings, revenues were $54.7 million, costs and expenses were $43.0 million and other loss was $6.1 million.

Revenues of $54.7 million primarily consisted of interest income of $52.2 million from loans and $1.8 million from investment securities.

Costs and expenses of $43.0 million consisted of $34.8 million of interest expense on the secured debt facilities used to finance this segment’s investment portfolio and $8.2 million of general and administrative expenses.

Other loss of $6.1 million principally reflects a loss on extinguishment of debt resulting from the write-off of deferred financing fees relating to partial debt prepayments from proceeds of loan repayments and sales.

Property Segment

Core Earnings by Portfolio (amounts in thousands)

	For the Six Months Ended
	June 30,
	2019	2018	Change
Master Lease Portfolio	$8,352	$18,398	$(10,046)
Medical Office Portfolio	13,335	12,668	667
Ireland Portfolio	13,003	11,259	1,744
Woodstar I Portfolio	15,156	10,960	4,196
Woodstar II Portfolio	10,963	6,173	4,790
Investment in unconsolidated entities	(68,905)	—	(68,905)
Other/Corporate	(2,003)	(2,651)	648
Core Earnings	$(10,099)	$56,807	$(66,906)

The Property Segment’s Core Earnings decreased by $66.9 million, from earnings of $56.8 million during the six months of 2018 to a loss of $10.1 million in the six months of 2019. After making adjustments for the calculation of Core Earnings, revenues were $142.6 million, costs and expenses were $88.6 million and other loss was $63.8 million.

Core revenues increased by $2.0 million in the six months of 2019, primarily due to the full period inclusion of rental income from the Woodstar II Portfolio, which was acquired over a period between December 2017 and September 2018 and rental rate increases in both Woodstar Portfolios, partially offset by a decrease in rental income from the Master Lease Portfolio due to (i) the sale of seven properties within the Master Lease portfolio during 2018 and (ii) no longer recording as revenues and offsetting expenses property taxes paid directly by lessees, in accordance with the new lease accounting standard effective January 1, 2019.

Core costs and expenses decreased by $0.9 million in the six months of 2019, primarily due to the sale of seven properties from the Master Lease Portfolio in 2018 and no longer recording property taxes paid directly by lessees, both as discussed above, partially offset by the full period inclusion of the Woodstar II Portfolio and property tax abatements in both Woodstar Portfolios.

Core other income (loss) decreased by $71.4 million in the six months of 2019, primarily due to a $68.9 million loss on our investment in the Retail Fund.  This loss reflects the recognition in the 2019 first quarter of decreases in fair value of properties held by the Retail Fund which management determined to be other than temporary. Additionally, the decrease in Core other income was due to the non-recurrence of a $6.5 million net realized gain on sale of three properties in the Master Lease Portfolio during the six months of 2018, partially offset by a $4.0 million increase in realized gains on derivatives principally attributable to interest rate swaps which hedge the variable interest rate risk on borrowings secured by our Medical Office Portfolio and foreign exchange contracts which economically hedge our Euro currency exposure with respect to the Ireland Portfolio.

Investing and Servicing Segment

The Investing and Servicing Segment’s Core Earnings decreased by $2.7 million, from $113.4 million during the six months of 2018 to $110.7 million in the six months of 2019. After making adjustments for the calculation of Core Earnings, revenues were $142.5 million, costs and expenses were $67.0 million, other income was $37.4 million, income tax provision was $2.3 million and the add-back of loss attributable to non-controlling interests was $0.1 million.

Core revenues decreased by $18.1 million in the six months of 2019, primarily due to decreases of $15.0 million in servicing fees, $1.7 million in interest income from our CMBS portfolio and $1.1 million in interest income from our conduit loans.

Core costs and expenses decreased by $0.8 million in the six months of 2019.

Core other income increased by $11.2 million principally due to (i) a $10.7 million lesser decrease in fair value of servicing rights, (ii) a $10.6 million increase in earnings from unconsolidated entities and (iii) a $3.7 million increase in realized gains on conduit loans, all partially offset by (iv) a $14.8 million unfavorable change in realized gains (losses) on derivatives.

Income taxes, which principally relate to the operating results of our servicing and conduit businesses which are held in TRSs, increased $0.6 million due to an increase in the taxable income of our TRSs.

Income (loss) attributable to non-controlling interests decreased $4.0 million, primarily reflecting the non-recurrence of minority investors’ share of gains from operating properties sold during the six months of 2018.

Corporate

Core corporate costs and expenses increased by $10.3 million, from $92.7 million in the six months of 2018 to $103.0 million in the six months of 2019, primarily due to (i) an $11.0 million unfavorable change in gain (loss) on extinguishment of debt primarily due to the $10.0 million positive adjustment to Core Earnings during the six months of 2018 upon the repayment at maturity of the 2018 Notes, as described above, (ii) a $3.2 million unfavorable change in gain (loss) on interest rate swaps and (iii) a $3.0 million increase in base management fees, all partially offset by (iv) an $8.5 million decrease in interest expense principally on lower average outstanding balances of our unsecured senior notes.

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

Cash Flows for the Six Months Ended June 30, 2019 (amounts in thousands)

		VIE	Excluding Investing
	GAAP	Adjustments	and Servicing VIEs
Net cash used in operating activities	$(482,850)	$(5,860)	$(488,710)
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(2,051,646)	—	(2,051,646)
Proceeds from principal collections and sale of loans	2,186,042	—	2,186,042
Purchase of investment securities	—	(78,485)	(78,485)
Proceeds from sales and collections of investment securities	77,013	121,635	198,648
Proceeds from sales and insurance recoveries on properties	1,841	—	1,841
Purchases and additions to properties and other assets	(10,425)	—	(10,425)
Investment in unconsolidated entities	(785)	(13,323)	(14,108)
Net cash flows from other investments and assets	(1,272)	—	(1,272)
Net cash provided by investing activities	200,768	29,827	230,595
Cash Flows from Financing Activities:
Proceeds from borrowings	3,271,785	—	3,271,785
Principal repayments on and repurchases of borrowings	(2,679,056)	—	(2,679,056)
Payment of deferred financing costs	(18,388)	—	(18,388)
Proceeds from common stock issuances, net of offering costs	371	—	371
Payment of dividends	(267,301)	—	(267,301)
Contributions from non-controlling interests	4,636	—	4,636
Distributions to non-controlling interests	(30,854)	7,315	(23,539)
Issuance of debt of consolidated VIEs	100,224	(100,224)	—
Repayment of debt of consolidated VIEs	(91,808)	91,808	—
Distributions of cash from consolidated VIEs	21,411	(21,411)	—
Net cash provided by financing activities	311,020	(22,512)	288,508
Net increase in cash, cash equivalents and restricted cash	28,938	1,455	30,393
Cash, cash equivalents and restricted cash, beginning of period	487,865	(2,554)	485,311
Effect of exchange rate changes on cash	(605)	—	(605)
Cash, cash equivalents and restricted cash, end of period	$516,198	$(1,099)	$515,099

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

Cash and cash equivalents increased by $30.4 million during the six months ended June 30, 2019, reflecting net cash provided by financing activities of $288.5 million and net cash provided by investing activities of $230.6 million, partially offset by net cash used in operating activities of $488.7 million.

Net cash used in operating activities of $488.7 million during the six months ended June 30, 2019 related primarily to $671.4 million in originations and purchases of loans held-for-sale, net of principal collections and sales, cash interest expense of $252.4 million, general and administrative expenses of $70.7 million, management fees of $49.9 million and a net change in operating assets and liabilities used cash of $20.4 million. Offsetting these cash outflows was cash interest income of $303.8 million from our loan origination and conduit programs and cash interest income on investment securities of $93.5 million. Net rental income provided cash of $110.1 million, servicing fees provided cash of $48.9 million and distributions of earnings from unconsolidated entities provided $21.8 million.

Net cash provided by investing activities of $230.6 million during the six months ended June 30, 2019 related primarily to proceeds received from principal collections and sales of loans of $2.2 billion and from principal collections and sales of investment securities of $198.6 million, partially offset by the origination and acquisition of new loans held-for-investment of $2.1 billion, the purchase of investment securities of $78.5 million, investments in unconsolidated entities of $14.1 million and net additions to properties and other assets of $10.4 million.

Net cash provided by financing activities of $288.5 million during the six months ended June 30, 2019 related primarily to borrowings on our secured debt, net of repayments and deferred loan costs, of $584.7 million, partially offset by dividend distributions of $267.3 million, net distributions to non-controlling interests of $18.9 million and the settlement of the 2019 Notes of $10.4 million.

Our Investment Portfolio

Commercial and Residential Lending Segment

The following table sets forth the amount of each category of investments we owned across various property types within our Commercial and Residential Lending Segment as of June 30, 2019 and December 31, 2018 (dollars in thousands):

							Unlevered
	Face	Carrying		Asset Specific	Net		Return on
	Amount	Value		Financing	Investment	Vintage	Asset
June 30, 2019
First mortgages (1)	$6,904,304	$6,877,817		$4,158,372	$2,719,445	1997-2019	6.8%
Subordinated mortgages	54,092	52,926		—	52,926	1998-2018	9.4%
Mezzanine loans (1)	447,537	446,484		—	446,484	2013-2019	12.1%
Other loans	65,651	61,931		—	61,931	1999-2018	8.9%
Loans held-for-sale, fair value option, residential	1,124,838	1,156,778		674,716	482,062	2013-2019	6.1%
Loan loss allowance	—	(32,884)		—	(32,884)	N/A
RMBS, available-for-sale	295,215	200,874		88,987	111,887	2003-2007	11.4%
RMBS, fair value option	34,908	63,203	(2)	9,617	53,586	2018-2019	10.7%
CMBS, fair value option	144,849	145,042	(2)	77,853	67,189	2018	6.1%
HTM debt securities (3)	538,677	536,831		167,578	369,253	2014-2018	7.4%
Equity security	11,601	11,833		—	11,833	N/A
Investment in unconsolidated entities	N/A	36,336		—	36,336	N/A
Properties, net	N/A	27,150		—	27,150	N/A
	$9,621,672	$9,584,321		$5,177,123	$4,407,198

December 31, 2018
First mortgages (1)	$6,627,879	$6,603,760		$3,542,214	$3,061,546	1997-2018	7.0%
Subordinated mortgages	53,996	52,778		—	52,778	1998-2018	9.4%
Mezzanine loans (1)	394,739	393,832		—	393,832	2005-2018	11.6%
Other loans	64,658	61,001		—	61,001	1999-2018	9.1%
Loans held-for-sale, fair value option, residential	609,571	623,660		499,756	123,904	2013-2018	6.1%
Loans held-for-sale, commercial	48,667	46,495		30,525	15,970	2018	6.3%
Loans transferred as secured borrowings	74,692	74,346		74,239	107	N/A
Loan loss allowance	—	(39,151)		—	(39,151)	N/A
RMBS, available-for-sale	309,497	209,079		44,070	165,009	2003-2007	11.7%
RMBS, fair value option	62,397	87,879	(2)	13,179	74,700	2018	8.0%
CMBS, fair value option	160,198	158,688	(2)	83,864	74,824	2018	6.7%
HTM debt securities (3)	585,017	583,381		191,991	391,390	2014-2018	7.5%
Equity security	11,660	11,893		—	11,893	N/A
Investment in unconsolidated entities	N/A	35,274		—	35,274	N/A
	$9,002,971	$8,902,915		$4,479,838	$4,423,077
(1)	First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $890.0 million and $1.0 billion being classified as first mortgages as of June 30, 2019 and December 31, 2018, respectively.

(2)	Eliminated in consolidation against VIE liabilities pursuant to ASC 810.

(3)	CMBS held-to-maturity (“HTM”) and mandatorily redeemable preferred equity interests in commercial real estate entities.

As of June 30, 2019 and December 31, 2018, our Commercial and Residential Lending Segment’s investment portfolio, excluding loans held-for-sale, RMBS, properties and other investments, had the following characteristics based on carrying values:

Collateral Property Type	June 30, 2019	December 31, 2018
Office	37.0%	35.0%
Hotel	22.6%	23.5%
Mixed Use	13.9%	11.9%
Multifamily	12.7%	15.4%
Residential	6.0%	4.9%
Retail	2.9%	2.4%
Industrial	0.8%	1.7%
Other	4.1%	5.2%
	100.0%	100.0%

Geographic Location	June 30, 2019	December 31, 2018
North East	26.9%	28.7%
West	21.3%	22.7%
International	15.6%	11.0%
South West	13.4%	14.0%
South East	9.5%	9.9%
Mid Atlantic	6.8%	6.8%
Midwest	6.5%	6.9%
	100.0%	100.0%

Infrastructure Lending Segment

The following table sets forth the amount of each category of investments we owned within our Infrastructure Lending Segment as of June 30, 2019 and December 31, 2018 (dollars in thousands):

					Unlevered
	Face	Carrying	Asset Specific	Net	Return on
	Amount	Value	Financing	Investment	Asset
June 30, 2019
First priority infrastructure loans and HTM securities	$1,433,866	$1,411,843	$1,065,433	$346,410	6.3%
Loans held-for-sale, infrastructure	219,298	214,923	172,093	42,830	4.7%
Loan loss allowance	N/A	(422)	—	(422)
	$1,653,164	$1,626,344	$1,237,526	$388,818

December 31, 2018
First priority infrastructure loans and HTM securities	$1,537,412	$1,517,547	$1,130,567	$386,980	5.9%
Loans held-for-sale, infrastructure	486,909	469,775	393,984	75,791	3.6%
	$2,024,321	$1,987,322	$1,524,551	$462,771

As of June 30, 2019 and December 31, 2018, our Infrastructure Lending Segment’s investment portfolio had the following characteristics based on carrying values:

Collateral Type	June 30, 2019	December 31, 2018
Natural gas power	75.5%	54.3%
Renewable power	14.9%	30.8%
Other thermal power	5.8%	5.1%
Midstream/downstream oil & gas	3.8%	9.3%
Upstream oil & gas	—%	0.5%
	100.0%	100.0%

Geographic Location	June 30, 2019	December 31, 2018
U.S. Regions:
North East	49.2%	32.8%
Midwest	21.0%	15.9%
South West	6.5%	12.9%
Mid-Atlantic	4.3%	4.6%
South East	3.6%	3.4%
West	3.6%	4.7%
International:
Mexico	9.4%	12.5%
United Kingdom	0.9%	4.7%
Ireland	—%	2.4%
Other	1.5%	6.1%
	100.0%	100.0%

Property Segment

The following table sets forth the amount of each category of investments, which are comprised of properties, intangible lease assets and liabilities and our equity investment in the Retail Fund held within our Property Segment as of June 30, 2019 and December 31, 2018 (amounts in thousands):

	June 30, 2019	December 31, 2018
Properties, net	$2,476,175	$2,512,847
Lease intangibles, net	78,166	87,729
Investment in unconsolidated entities	71,601	114,362
	$2,625,942	$2,714,938

The following table sets forth our net investment and other information regarding the Property Segment’s properties and intangible lease assets and liabilities as of June 30, 2019 (dollars in thousands):

		Asset			Weighted Average
	Carrying	Specific	Net	Occupancy	Remaining
	Value	Financing	Investment	Rate	Lease Term
Office—Medical Office Portfolio	$759,281	$488,858	$270,423	92.4%	6.5 years
Office—Ireland Portfolio	501,436	346,234	155,202	97.8%	9.1 years
Multifamily residential—Ireland Portfolio	18,267	11,783	6,484	96.0%	0.3 years
Multifamily residential—Woodstar I Portfolio	626,141	406,298	219,843	98.5%	0.5 years
Multifamily residential—Woodstar II Portfolio	599,936	437,548	162,388	99.4%	0.5 years
Retail—Master Lease Portfolio	343,790	192,235	151,555	100.0%	22.8 years
Subtotal—undepreciated carrying value	2,848,851	1,882,956	965,895
Accumulated depreciation and amortization	(294,510)	—	(294,510)
Net carrying value	$2,554,341	$1,882,956	$671,385

As of June 30, 2019 and December 31, 2018, our Property Segment’s investment portfolio had the following geographic characteristics based on carrying values:

Geographic Location	June 30, 2019	December 31, 2018
Ireland	17.7%	17.7%
U.S. Regions:
South East	50.9%	50.8%
South West	8.5%	8.6%
Midwest	8.3%	8.3%
North East	8.1%	8.1%
West	6.5%	6.5%
	100.0%	100.0%

Investing and Servicing Segment

The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of June 30, 2019 and December 31, 2018 (amounts in thousands):

				Asset
	Face	Carrying		Specific	Net
	Amount	Value		Financing	Investment
June 30, 2019
CMBS, fair value option	$2,792,629	$1,015,379	(1)	$313,193	$702,186
Intangible assets - servicing rights	N/A	42,957	(2)	—	42,957
Lease intangibles, net	N/A	25,885		—	25,885
Loans held-for-sale, fair value option, commercial	215,425	215,620		152,684	62,936
Loans held-for-investment	1,431	1,431		—	1,431
Investment in unconsolidated entities	N/A	34,536	(3)	—	34,536
Properties, net	N/A	268,635		236,904	31,731
	$3,009,485	$1,604,443		$702,781	$901,662
December 31, 2018
CMBS, fair value option	$2,872,381	$998,820	(1)	$320,158	$678,662
Intangible assets - servicing rights	N/A	44,632	(2)	—	44,632
Lease intangibles, net	N/A	29,327		—	29,327
Loans held-for-sale, fair value option, commercial	46,249	47,622		34,105	13,517
Loans held-for-investment	3,357	3,357		—	3,357
Investment in unconsolidated entities	N/A	44,129	(3)	—	44,129
Properties, net	N/A	272,043		230,995	41,048
	$2,921,987	$1,439,930		$585,258	$854,672
(1)	Includes $970.7 million and $957.5 million of CMBS eliminated in consolidation against VIE liabilities pursuant to ASC 810 as of June 30, 2019 and December 31, 2018, respectively.

(2)	Includes $24.1 million of servicing rights intangibles eliminated in consolidation against VIE assets pursuant to ASC 810 as of both June 30, 2019 and December 31, 2018.

(3)	Includes $22.6 million and $22.0 million of investment in unconsolidated entities eliminated in consolidation against VIE assets pursuant to ASC 810 as of June 30, 2019 and December 31, 2018, respectively.

Our REIS Equity Portfolio, as described in Note 6 to the Condensed Consolidated Financial Statements, had the following characteristics based on carrying values of $278.6 million and $284.7 million as of June 30, 2019 and December 31, 2018, respectively:

Property Type	June 30, 2019	December 31, 2018
Office	55.7%	56.5%
Retail	25.0%	24.1%
Multifamily	7.7%	7.8%
Mixed Use	5.1%	5.1%
Self-storage	4.5%	4.5%
Hotel	2.0%	2.0%
	100.0%	100.0%

Geographic Location	June 30, 2019	December 31, 2018
South East	36.8%	37.9%
North East	22.6%	22.4%
South West	17.9%	18.0%
West	9.9%	9.8%
Midwest	6.8%	6.8%
Mid Atlantic	6.0%	5.1%
	100.0%	100.0%

New Credit Facilities and Amendments

Refer to Notes 9 and 10 of our Condensed Consolidated Financial Statements for a detailed discussion of new credit facilities and amendments to existing credit facilities executed since December 31, 2018.

Borrowings under Various Secured Financing Arrangements

The following table is a summary of our secured financing facilities as of June 30, 2019 (dollars in thousands):

					Pledged				Approved
					Asset	Maximum			but	Unallocated
	Current	Extended			Carrying	Facility		Outstanding	Undrawn	Financing
	Maturity	Maturity (a)	Pricing		Value	Size		Balance	Capacity (b)	Amount (c)
Lender 1 Repo 1	(d)	(d)	LIBOR + 1.60% to 2.35%		$1,529,783	$2,000,000		$1,198,746	$—	$801,254
Lender 2 Repo 1	May 2021	May 2024	LIBOR + 1.50% to 2.50%		646,549	1,100,000	(e)	509,229	—	590,771
Lender 4 Repo 2	May 2021	May 2023	LIBOR + 1.70% to 3.50%		1,268,735	1,000,000		766,620	64,384	168,996
Lender 6 Repo 1	Aug 2021	N/A	LIBOR + 1.50% to 2.50%		548,167	600,000		392,790	44,057	163,153
Lender 6 Repo 2	Jan 2024	N/A	GBP LIBOR + 2.45% to 2.75%, EURIBOR + 2.25%		702,382	544,973		534,598	—	10,375
Lender 7 Repo 1	Sep 2021	Sep 2023	LIBOR + 1.50% to 2.25%		152,326	250,000		121,758	—	128,242
Lender 10 Repo 1	May 2021	May 2023	LIBOR + 1.50% to 2.75%		200,417	164,840		160,480	—	4,360
Lender 11 Repo 1	Feb 2021	N/A	LIBOR + 2.10%		199,105	400,000		161,046	—	238,954
Lender 11 Repo 2	Sep 2019	Sep 2023	LIBOR + 2.00% to 2.50%		355,069	500,000		220,690	50,000	229,310
Lender 12 Repo 1	Jun 2021	Jun 2024	LIBOR + 1.50% to 2.45%		237,609	250,000		179,940	—	70,060
Lender 13 Repo 1	(f)	(f)	LIBOR + 1.45% to 1.50%		137,599	200,000		106,124	—	93,876
Lender 14 Repo 1	Jun 2022	Jun 2023	LIBOR + 1.75% to 2.50%		—	750,000	(g)	—	—	750,000
Lender 7 Secured Financing	Apr 2022	Apr 2024	LIBOR + 2.25%	(h)	—	650,000	(i)	—	—	650,000
Conduit Repo 2	Jun 2022	Jun 2023	LIBOR + 2.10%		91,807	200,000		70,760	—	129,240
Conduit Repo 3	Feb 2020	Feb 2021	LIBOR + 2.10%		110,625	150,000		82,988	—	67,012
MBS Repo 1	(j)	(j)	N/A		—	—		—	—	—
MBS Repo 2	Dec 2020	N/A	LIBOR + 1.55% to 1.75%		192,439	137,651		137,651	—	—
MBS Repo 3	(k)	(k)	LIBOR + 1.30% to 1.85%		650,064	385,056		385,056	—	—
MBS Repo 4	(l)	N/A	LIBOR + 1.25%		148,819	100,000		60,000	39,389	611
MBS Repo 5	Dec 2028	Oct 2029	4.09%		85,080	150,000		78,677	—	71,323
Investing and Servicing Segment Property Mortgages	May 2020 to Jun 2026	N/A	Various		258,437	242,499		224,601	—	17,898
Ireland Mortgage	Oct 2025	N/A	1.93%		450,129	359,677		359,677	—	—
Woodstar I Mortgages	Nov 2025 to Oct 2026	N/A	3.72% to 3.97%		341,271	276,748		276,748	—	—
Woodstar I Government Financing	Mar 2026 to Jun 2049	N/A	1.00% to 5.00%		196,030	130,031		130,031	—	—
Woodstar II Mortgages	Jan 2028 to Apr 2028	N/A	3.81% to 3.85%		523,013	417,669		417,669	—	—
Woodstar II Government Financing	Jun 2030 to Aug 2052	N/A	1.00% to 3.19%		38,421	25,147		25,147	—	—
Medical Office Mortgages	Dec 2021	Dec 2023	LIBOR + 2.50%		664,205	524,499		494,309	—	30,190
Master Lease Mortgages	Oct 2027	N/A	4.38%		328,890	194,900		194,900	—	—
Infrastructure Acquisition Facility	Sep 2021	Sep 2022	Various	(m)	1,276,574	1,265,209		980,149	—	285,060
Infrastructure Repo	Feb 2020	Feb 2021	LIBOR + 1.75%		328,888	500,000		275,472	—	224,528
Term Loan A	Dec 2020	Dec 2021	LIBOR + 2.25%	(h)	945,026	300,000		300,000	—	—
Revolving Secured Financing	Dec 2020	Dec 2021	LIBOR + 2.25%	(h)	—	100,000		—	100,000	—
FHLB	Feb 2021	N/A	Various		957,674	2,000,000		513,754	—	1,486,246
					$13,565,133	$15,868,899		9,359,610	$297,830	$6,211,459
Unamortized net discount								(2,030)
Unamortized deferred financing costs								(72,693)
								$9,284,887
(a)	Subject to certain conditions as defined in the respective facility agreement.

(b)	Approved but undrawn capacity represents the total draw amount that has been approved by the lender related to those assets that have been pledged as collateral, less the drawn amount.

(c)	Unallocated financing amount represents the maximum facility size less the total draw capacity that has been approved by the lender.

(d)	Maturity date for borrowings collateralized by loans is April 2021 with three one-year extension options to April 2024. Borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions and not to exceed April 2028.

(e)	The initial maximum facility size of $800.0 million may be increased to $1.1 billion at our option, subject to certain conditions.

(f)	Maturity date for borrowings collateralized by loans is May 2020 with an additional extension option to August 2021. Borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions.

(g)	The initial maximum facility size of $500.0 million may be increased to $750.0 million, subject to certain conditions.

(h)	Subject to borrower’s option to choose alternative benchmark based rates pursuant to the terms of the credit agreement.

(i)	The initial maximum facility size of $300.0 million may be increased to $650.0 million, subject to certain conditions.

(j)	Facility carries a rolling 11-month term which may reset monthly with the lender’s consent. This facility carries no maximum facility size.

(k)	Facility carries a rolling 12-month term which may reset monthly with the lender’s consent. Current maturity is June 2020. This facility carries no maximum facility size. Amounts reflect the outstanding balance as of June 30, 2019.

(l)	The date that is 270 days after the buyer delivers notice to seller, subject to a maximum date of May 2020.

(m)	Consists of an annual interest rate of the applicable currency benchmark index + 1.50%. The spread increases 25 bps in each of the second and third years of the facility which was entered into in September 2018.

As of June 30, 2019, Wells Fargo Bank, N.A. is our largest repurchase facility creditor through the Lender 1 Repo 1 facility and the MBS Repo 4 facility.

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

Variance between Average and Quarter-End Credit Facility Borrowings Outstanding

The following table compares the average amount outstanding under our secured financing agreements during each quarter and the amount outstanding as of the end of each quarter, together with an explanation of significant variances (amounts in thousands):

		Weighted-Average		Explanations
	Quarter-End	Balance During		for Significant
Quarter Ended	Balance	Quarter	Variance	Variances
December 31, 2018	$8,761,624	$8,885,381	$(123,757)	(a)
March 31, 2019	9,305,605	9,766,206	(460,601)	(b)
June 30, 2019	9,359,610	9,503,479	(143,869)	(c)
(a)	Variance primarily due to the following: (i) $83.0 million repaid on the Lender 4 Repo 2 facility in December 2018; and (ii) $37.0 million repaid on the Lender 2 Repo 1 facility in December 2018.

(b)	Variance primarily due to the late quarter timing of commercial loan sales and loan repayments, all of which resulted in paydowns of the corresponding credit facilities which financed these assets.

(c)	Variance primarily due to loan repayments on the Infrastructure Acquisition Facility and the Lender 1 Repo 1 facility.

Borrowings under Unsecured Senior Notes

During the three months ended June 30, 2019 and 2018, the weighted average effective borrowing rate on our unsecured senior notes was 4.9% and 5.0%, respectively. During the six months ended June 30, 2019 and 2018, the weighted average effective borrowing rate on our unsecured senior notes was 5.0% and 5.1%, respectively. The effective borrowing rate includes the effects of underwriter purchase discount and the adjustment for the conversion option on the Convertible Notes, the initial value of which reduced the balance of the notes.

Refer to Note 10 of our Condensed Consolidated Financial Statements for further disclosure regarding the terms of our unsecured senior notes.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities

The following scheduled and/or projected principal repayments on our investments were based on amounts outstanding and extended contractual maturities of those investments as of June 30, 2019. The projected and/or required repayments of financing were based on the earlier of (i) the extended contractual maturity of each credit facility or (ii) the extended contractual maturity of each of the investments that have been pledged as collateral under the respective credit facility (amounts in thousands):

	Scheduled Principal	Scheduled/Projected	Projected/Required		Scheduled Principal
	Repayments on Loans	Principal Repayments	Repayments of		Inflows Net of
	and HTM Securities	on RMBS and CMBS	Financing		Financing Outflows
Third Quarter 2019	272,804	27,875	(123,863)		176,816
Fourth Quarter 2019	349,209	23,518	(153,615)		219,112
First Quarter 2020	172,492	7,645	(64,087)		116,050
Second Quarter 2020	323,031	23,248	(657,897)	(1)	(311,618)
Total	$1,117,536	$82,286	$(999,462)		$200,360
(1)	Includes $385.1 million of repayments associated with a secured financing facility that carries a rolling 12-month term which may reset monthly with the lender’s consent.

In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

Issuances of Equity Securities

We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At June 30, 2019, we had 100,000,000 shares of preferred stock available for issuance and 218,728,779 shares of common stock available for issuance.

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

The Company’s board of directors declared the following dividends during the six months ended June 30, 2019:

Declare Date	Record Date	Payment Date	Amount	Frequency
5/8/19	6/28/19	7/15/19	$0.48	Quarterly
2/28/19	3/29/19	4/15/19	$0.48	Quarterly

On August 7, 2019, our board of directors declared a dividend of $0.48 per share for the third quarter of 2019, which is payable on October 15, 2019 to common stockholders of record as of September 30, 2019.

Leverage Policies

Our strategies with regards to use of leverage have not changed significantly since December 31, 2018. Refer to our Form 10-K for a description of our strategies regarding use of leverage.

Contractual Obligations and Commitments

Contractual obligations as of June 30, 2019 are as follows (amounts in thousands):

		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Secured financings (a)	$9,359,610	$634,385	$2,300,371	$3,689,347	$2,735,507
Unsecured senior notes	1,950,000	—	1,200,000	250,000	500,000
Loan funding commitments (b)	1,968,807	1,397,794	511,520	59,493	—
Infrastructure Lending Segment commitments (c)	267,500	267,500	—	—	—
Future lease commitments	45,476	6,552	10,418	4,935	23,571
Total	$13,591,393	$2,306,231	$4,022,309	$4,003,775	$3,259,078
(a)	Represents the contractual maturity of the respective credit facility, inclusive of available extension options. If investments that have been pledged as collateral repay earlier than the contractual maturity of the debt, the related portion of the debt would likewise require earlier repayment. Refer to Note 9 to the Condensed Consolidated Financial Statements for the expected maturities by year.

(b)	Excludes $240.3 million of loan funding commitments in which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower earlier than, or in excess of, expectations.

(c)	Represents contractual commitments of $184.8 million under revolvers and letters of credit and $82.7 million under delayed draw term loans.

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

We seek to further manage credit risk associated with our Investing and Servicing Segment loans held-for-sale through the purchase of credit index instruments. The following table presents our credit index instruments as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	Face Value of	Aggregate Notional Value of	Number of
	Loans Held-for-Sale	Credit Index Instruments	Credit Index Instruments
June 30, 2019	$215,425	$39,000	4
December 31, 2018	$46,249	$24,000	3

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations such as repurchase agreements, bank credit facilities, term loans, revolving facilities and securitizations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we mitigate such interest rate risk through the utilization of interest rate derivatives of the same duration. The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of June 30, 2019 and December 31, 2018 (dollars in thousands):

		Aggregate Notional
	Face Value of	Value of Interest	Number of Interest
	Hedged Instruments	Rate Derivatives	Rate Derivatives
Instrument hedged as of June 30, 2019
Loans held-for-sale	$515,425	$484,400	32
RMBS, available-for-sale	295,215	85,000	2
Secured financing agreements	728,823	689,645	12
Unsecured senior notes	1,000,000	970,000	2
	$2,539,463	$2,229,045	48
Instrument hedged as of December 31, 2018
Loans held-for-sale	$346,300	$337,700	10
RMBS, available-for-sale	309,497	109,000	3
Secured financing agreements	1,085,717	1,029,376	16
Unsecured senior notes	1,000,000	970,000	2
	$2,741,514	$2,446,076	31

The following table summarizes the estimated annual change in net investment income for our variable rate investments and our variable rate debt assuming increases or decreases in LIBOR or other applicable index rates and adjusted for the effects of our interest rate hedging activities (amounts in thousands, except per share data):

	Variable rate
	investments and	2.0%	1.0%	1.0%	2.0%
Income (Expense) Subject to Interest Rate Sensitivity	indebtedness (1)	Increase	Increase	Decrease (2)	Decrease (2)
Investment income from variable rate investments	$9,126,715	$178,055	$87,811	$(64,562)	$(106,532)
Interest expense from variable rate debt, net of interest rate derivatives	(7,301,753)	(146,830)	(73,539)	71,785	139,675
Net investment income from variable rate instruments	$1,824,962	$31,225	$14,272	$7,223	$33,143
Impact per diluted shares outstanding		$0.11	$0.05	$0.03	$0.12
(1)Includes the notional value of interest rate derivatives.

(2)Assumes LIBOR or other applicable index rates do not go below 0%.

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

The following table represents our current currency hedge exposure as it relates to our investments denominated in foreign currencies, along with the aggregate notional amount of the hedges in place (amounts in thousands except for number of contracts) using the June 30, 2019 GBP closing rate of 1.2693, Euro (“EUR”) closing rate of 1.1371 and Australian Dollar (“AUD”) closing rate of 0.7020.

Carrying Value of Net Investment	Local Currency	Number of Foreign Exchange Contracts		Aggregate Notional Value of Hedges Applied	Expiration Range of Contracts
$2,499	EUR	12		$2,819	August 2020 – July 2021
3,444	GBP	1		4,097	October 2019
58,268	GBP	3		56,369	September 2019 – June 2020
25,862	GBP	18		32,136	July 2019 – July 2021
32,563	EUR	8		37,426	May 2020 – March 2022
21,500	EUR	25		30,967	August 2019 – August 2022
90,793	GBP	16		111,617	July 2019- January 2022
30,456	GBP	5		58,028	April 2021
3,487	AUD	2		5,106	July 2019 – October 2019
256	EUR	8		703	July 2019 – October 2022
58,846	EUR	14		73,806	August 2019 – November 2022
160,027	EUR	12	(1)	206,661	September 2019 – June 2020
27,333	GBP	10		34,656	September 2019 – December 2021
207	AUD	1		3,698	November 2021
55,491	GBP	40		74,244	August 2019 – November 2021
11,833	GBP	12		13,675	September 2019 – April 2022
$582,865		187		$746,008
(1)	These foreign exchange contracts hedge our EUR currency exposure created by our acquisition of the Ireland Portfolio.

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

Changes in Internal Control Over Financial Reporting. No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of securities during the three months ended June 30, 2019.

Issuer Purchases of Equity Securities

There were no purchases of common stock during the three months ended June 30, 2019.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.  Exhibits.

(a)	Index to Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description
10.1

Fourth Amended and Restated Master Repurchase Agreement, dated as of May 7, 2019, among Starwood Property Mortgage Sub-6-A Holdings, L.L.C., Starwood Property Mortgage Sub-6, L.L.C., Starwood Property Mortgage Sub-6-A, L.L.C, Starwood Property Mortgage Sub-6(P), L.L.C., Starwood Property Mortgage Sub-6-A(P), L.L.C., Starwood Mortgage Funding V LLC and Citibank, N.A.

10.2

Master Repurchase Agreement, dated as of June 5, 2019, among Barclays Bank PLC, Starwood Mortgage Funding II LLC, Starwood Property Mortgage Sub-22, L.L.C. and Starwood Property Mortgage Sub-22-A, L.L.C.

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD PROPERTY TRUST, INC.

Date: August 7, 2019	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: August 7, 2019	By:	/s/ RINA PANIRY
Rina Paniry Chief Financial Officer, Treasurer, Chief Accounting Officer and Principal Financial Officer