Form 10-Q
period 2019-09-30
STARWOOD PROPERTY TRUST, INC.
filed 2019-11-08
CIK 1465128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of November 4, 2019 was 281,929,348.

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

These forward-looking statements are based largely on our current beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors that may cause actual results to vary from our forward-looking statements include, but are not limited to:

●	factors described in our Annual Report on Form 10-K for the year ended December 31, 2018, our Quarterly Report on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019 and this Quarterly Report on Form 10-Q, including those set forth under the captions “Risk Factors” and “Business”;

●	defaults by borrowers in paying debt service on outstanding indebtedness;

●	impairment in the value of real estate property securing our loans or in which we invest;

●	availability of mortgage origination and acquisition opportunities acceptable to us;

●	potential mismatches in the timing of asset repayments and the maturity of the associated financing agreements;

●	our ability to integrate our recently completed acquisition of the project finance origination, underwriting and capital markets business of GE Capital Global Holdings, LLC into our business and to achieve the benefits that we anticipate from the acquisition;

●	national and local economic and business conditions;

●	general and local commercial and residential real estate property conditions;

●	changes in federal government policies;

●	changes in federal, state and local governmental laws and regulations;

●	increased competition from entities engaged in mortgage lending and securities investing activities;

●	changes in interest rates; and

●	the availability of, and costs associated with, sources of liquidity.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands, except share data)

	As of	As of
	September 30, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$284,117	$239,824
Restricted cash	110,541	248,041
Loans held-for-investment, net ($479,169 and $0 held at fair value)	8,919,653	8,532,356
Loans held-for-sale ($1,170,193 and $671,282 held at fair value)	1,442,119	1,187,552
Loans transferred as secured borrowings	—	74,346
Investment securities ($252,882 and $262,319 held at fair value)	809,137	906,468
Properties, net	2,729,538	2,784,890
Intangible assets ($18,249 and $20,557 held at fair value)	119,947	145,033
Investment in unconsolidated entities	126,115	171,765
Goodwill	259,846	259,846
Derivative assets	81,483	52,691
Accrued interest receivable	51,777	60,355
Other assets	250,773	152,922
Variable interest entity (“VIE”) assets, at fair value	59,249,054	53,446,364
Total Assets	$74,434,100	$68,262,453
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$234,120	$217,663
Related-party payable	24,486	44,043
Dividends payable	137,273	133,466
Derivative liabilities	4,781	15,415
Secured financing agreements, net	8,248,088	8,683,565
Collateralized loan obligations, net	927,436	—
Unsecured senior notes, net	1,926,693	1,998,831
Secured borrowings on transferred loans, net	—	74,239
VIE liabilities, at fair value	58,018,209	52,195,042
Total Liabilities	69,521,086	63,362,264
Commitments and contingencies (Note 21)
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 287,117,159 issued and 281,937,019 outstanding as of September 30, 2019 and 280,839,692 issued and 275,659,552 outstanding as of December 31, 2018	2,871	2,808
Additional paid-in capital	5,121,671	4,995,156
Treasury stock (5,180,140 shares)	(104,194)	(104,194)
Accumulated other comprehensive income	52,377	58,660
Accumulated deficit	(417,529)	(348,998)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,655,196	4,603,432
Non-controlling interests in consolidated subsidiaries	257,818	296,757
Total Equity	4,913,014	4,900,189
Total Liabilities and Equity	$74,434,100	$68,262,453

Note: In addition to the VIE assets and liabilities which are separately presented, our condensed consolidated balance sheet as of September 30, 2019 includes assets of $1.1 billion and liabilities of $0.9 billion related to a consolidated collateralized loan obligation (“CLO”), which is considered to be a VIE.  The CLO’s assets can only be used to settle obligations of the CLO, and the CLO’s liabilities do not have recourse to Starwood Property Trust, Inc. Refer to Note 14 for additional discussion of VIEs.

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Interest income from loans	$172,030	$154,501	$546,912	$443,825
Interest income from investment securities	16,676	11,508	56,853	37,567
Servicing fees	14,333	27,824	47,774	71,206
Rental income	84,654	91,132	255,784	261,133
Other revenues	637	754	2,668	2,131
Total revenues	288,330	285,719	909,991	815,862
Costs and expenses:
Management fees	30,238	26,519	76,227	84,655
Interest expense	123,156	102,658	387,954	281,433
General and administrative	39,766	31,203	112,274	98,873
Acquisition and investment pursuit costs	163	6,527	579	8,465
Costs of rental operations	31,568	30,191	91,874	92,781
Depreciation and amortization	28,269	34,293	86,075	103,187
Loan loss provision, net	(39)	929	3,242	27,726
Other expense	123	76	1,777	677
Total costs and expenses	253,244	232,396	760,002	697,797
Other income (loss):
Change in net assets related to consolidated VIEs	61,767	33,289	164,761	129,888
Change in fair value of servicing rights	(625)	(974)	(2,308)	(8,991)
Change in fair value of investment securities, net	266	301	995	7,854
Change in fair value of mortgage loans held-for-sale, net	32,521	3,940	65,678	26,573
Earnings (loss) from unconsolidated entities	2,747	2,625	(31,636)	6,633
Gain on sale of investments and other assets, net	21,157	1,462	28,157	25,559
Gain on derivative financial instruments, net	21,933	11,735	19,694	27,498
Foreign currency loss, net	(15,664)	(4,078)	(17,134)	(3,793)
Total other-than-temporary impairment (“OTTI”)	(267)	—	(267)	—
Noncredit portion of OTTI recognized in other comprehensive income	267	—	267	—
Net impairment losses recognized in earnings	—	—	—	—
Loss on extinguishment of debt	(4,624)	(2,540)	(10,738)	(2,726)
Other loss, net	(50)	(1,421)	(123)	(815)
Total other income	119,428	44,339	217,346	207,680
Income before income taxes	154,514	97,662	367,335	325,745
Income tax provision	(4,513)	(8,281)	(8,380)	(14,480)
Net income	150,001	89,381	358,955	311,265
Net income attributable to non-controlling interests	(9,605)	(4,845)	(21,160)	(17,567)
Net income attributable to Starwood Property Trust, Inc.	$140,396	$84,536	$337,795	$293,698

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic	$0.50	$0.31	$1.20	$1.11
Diluted	$0.49	$0.31	$1.19	$1.09

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, amounts in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$150,001	$89,381	$358,955	$311,265
Other comprehensive income (loss) (net change by component):
Cash flow hedges	—	(6)	—	(24)
Available-for-sale securities	(579)	737	(1,045)	2,923
Foreign currency translation	(4,168)	(945)	(5,238)	(4,903)
Other comprehensive loss	(4,747)	(214)	(6,283)	(2,004)
Comprehensive income	145,254	89,167	352,672	309,261
Less: Comprehensive income attributable to non-controlling interests	(9,605)	(4,845)	(21,160)	(17,567)
Comprehensive income attributable to Starwood Property Trust, Inc.	$135,649	$84,322	$331,512	$291,694

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

For the Three Months Ended September 30, 2019 and 2018

(Unaudited, amounts in thousands, except share data)

								Total
								Starwood
							Accumulated	Property
	Common stock		Additional				Other	Trust, Inc.	Non-
		Par	Paid-in	Treasury Stock		Accumulated	Comprehensive	Stockholders’	Controlling	Total
	Shares	Value	Capital	Shares	Amount	Deficit	Income	Equity	Interests	Equity
Balance, July 1, 2019	286,451,361	$2,864	$5,103,771	5,180,140	$(104,194)	$(421,858)	$57,124	$4,637,707	$265,544	$4,903,251
Proceeds from DRIP Plan	10,751	—	253	—	—	—	—	253	—	253
Redemption of Class A Units for common stock	219,831	2	4,695	—	—	—	—	4,697	(4,697)	—
Equity offering costs	—	—	(19)	—	—	—	—	(19)	—	(19)
Share-based compensation	435,216	5	12,971	—	—	—	—	12,976	—	12,976
Net income	—	—	—	—	—	140,396	—	140,396	9,605	150,001
Dividends declared, $0.48 per share	—	—	—	—	—	(136,067)	—	(136,067)	—	(136,067)
Other comprehensive loss, net	—	—	—	—	—	—	(4,747)	(4,747)	—	(4,747)
VIE non-controlling interests	—	—	—	—	—	—	—	—	(2,615)	(2,615)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	658	658
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(10,677)	(10,677)
Balance, September 30, 2019	287,117,159	$2,871	$5,121,671	5,180,140	$(104,194)	$(417,529)	$52,377	$4,655,196	$257,818	$4,913,014

Balance, July 1, 2018	267,541,825	$2,675	$4,738,969	5,180,140	$(104,194)	$(260,762)	$68,134	$4,444,822	$254,869	$4,699,691
Proceeds from DRIP Plan	6,530	—	145	—	—	—	—	145	—	145
Equity offering costs	—	—	(5)	—	—	—	—	(5)	—	(5)
Conversion of 2019 Convertible Notes	11,181,546	112	215,265	—	—	—	—	215,377	—	215,377
Share-based compensation	441,315	4	5,845	—	—	—	—	5,849	—	5,849
Manager incentive fee paid in stock	131,179	2	2,842	—	—	—	—	2,844	—	2,844
Net income	—	—	—	—	—	84,536	—	84,536	4,845	89,381
Dividends declared, $0.48 per share	—	—	—	—	—	(132,117)	—	(132,117)	—	(132,117)
Other comprehensive loss, net	—	—	—	—	—	—	(214)	(214)	—	(214)
VIE non-controlling interests	—	—	—	—	—	—	—	—	(1,267)	(1,267)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	12,189	12,189
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(9,596)	(9,596)
Balance, September 30, 2018	279,302,395	$2,793	$4,963,061	5,180,140	$(104,194)	$(308,343)	$67,920	$4,621,237	$261,040	$4,882,277

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity (Continued)

For the Nine Months Ended September 30, 2019 and 2018

(Unaudited, amounts in thousands, except share data)

								Total
								Starwood
							Accumulated	Property
	Common stock		Additional				Other	Trust, Inc.	Non-
		Par	Paid-in	Treasury Stock		Accumulated	Comprehensive	Stockholders’	Controlling	Total
	Shares	Value	Capital	Shares	Amount	Deficit	Income	Equity	Interests	Equity
Balance, January 1, 2019	280,839,692	$2,808	$4,995,156	5,180,140	$(104,194)	$(348,998)	$58,660	$4,603,432	$296,757	$4,900,189
Proceeds from DRIP Plan	27,887	—	632	—	—	—	—	632	—	632
Redemption of Class A Units for common stock	974,176	10	21,060	—	—	—	—	21,070	(21,070)	—
Equity offering costs	—	—	(27)	—	—	—	—	(27)	—	(27)
Conversion of 2019 Convertible Notes	3,611,918	36	67,526	—	—	—	—	67,562	—	67,562
Share-based compensation	1,168,123	12	26,352	—	—	—	—	26,364	—	26,364
Manager incentive fee paid in stock	495,363	5	10,972	—	—	—	—	10,977	—	10,977
Net income	—	—	—	—	—	337,795	—	337,795	21,160	358,955
Dividends declared, $1.44 per share	—	—	—	—	—	(406,326)	—	(406,326)	—	(406,326)
Other comprehensive loss, net	—	—	—	—	—	—	(6,283)	(6,283)	—	(6,283)
VIE non-controlling interests	—	—	—	—	—	—	—	—	(2,792)	(2,792)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	5,294	5,294
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(41,531)	(41,531)
Balance, September 30, 2019	287,117,159	$2,871	$5,121,671	5,180,140	$(104,194)	$(417,529)	$52,377	$4,655,196	$257,818	$4,913,014

Balance, January 1, 2018	265,983,309	$2,660	$4,715,246	4,606,885	$(92,104)	$(217,312)	$69,924	$4,478,414	$100,787	$4,579,201
Proceeds from DRIP Plan	21,512	—	459	—	—	—	—	459	—	459
Equity offering costs	—	—	(22)	—	—	—	—	(22)	—	(22)
Conversion of 2019 Convertible Notes	11,181,546	112	215,265	—	—	—	—	215,377	—	215,377
Common stock repurchased	—	—	—	573,255	(12,090)	—	—	(12,090)	—	(12,090)
Share-based compensation	1,215,137	12	16,442	—	—	—	—	16,454	—	16,454
Manager incentive fee paid in stock	900,891	9	18,633	—	—	—	—	18,642	—	18,642
Net income	—		—	—	—	293,698	—	293,698	17,567	311,265
Dividends declared, $1.44 per share	—	—	—	—	—	(384,729)	—	(384,729)	—	(384,729)
Other comprehensive loss, net	—	—	—	—	—	—	(2,004)	(2,004)	—	(2,004)
VIE non-controlling interests	—	—	—	—	—	—	—	—	(291)	(291)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	387,481	387,481
Distributions to non-controlling interests	—	—	(2,962)	—	—	—	—	(2,962)	(244,185)	(247,147)
Sale of controlling interest in majority owned property asset	—	—	—	—	—	—	—	—	(319)	(319)
Balance, September 30, 2018	279,302,395	$2,793	$4,963,061	5,180,140	$(104,194)	$(308,343)	$67,920	$4,621,237	$261,040	$4,882,277

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	For the Nine Months Ended
	September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$358,955	$311,265
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of deferred financing costs, premiums and discounts on secured borrowings	25,942	18,156
Amortization of discounts and deferred financing costs on unsecured senior notes	5,830	9,674
Accretion of net discount on investment securities	(10,338)	(12,013)
Accretion of net deferred loan fees and discounts	(24,193)	(28,954)
Share-based compensation	26,364	16,454
Share-based component of incentive fees	10,977	18,642
Change in fair value of investment securities	(995)	(7,854)
Change in fair value of consolidated VIEs	(32,984)	(12,173)
Change in fair value of servicing rights	2,308	8,991
Change in fair value of loans held-for-sale	(65,678)	(26,573)
Change in fair value of derivatives	(16,043)	(24,339)
Foreign currency loss, net	17,134	3,734
Gain on sale of investments and other assets	(28,157)	(25,559)
Impairment charges on properties and related intangibles	1,392	1,864
Loan loss provision, net	3,242	27,726
Depreciation and amortization	86,172	101,760
Loss (earnings) from unconsolidated entities	31,636	(6,633)
Distributions of earnings from unconsolidated entities	9,730	5,001
Loss on extinguishment of debt	10,738	2,726
Origination and purchase of loans held-for-sale, net of principal collections	(2,549,697)	(1,386,609)
Proceeds from sale of loans held-for-sale	1,774,794	1,243,109
Changes in operating assets and liabilities:
Related-party payable, net	(19,557)	(17,083)
Accrued and capitalized interest receivable, less purchased interest	(71,906)	(37,314)
Other assets	(112,723)	(32,348)
Accounts payable, accrued expenses and other liabilities	(2,734)	22,997
Net cash (used in) provided by operating activities	(569,791)	174,647
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(2,987,685)	(3,495,080)
Proceeds from principal collections on loans	2,312,992	2,225,575
Proceeds from loans sold	945,066	742,496
Purchase of investment securities	(5,165)	(312,339)
Proceeds from sales of investment securities	3,978	6,016
Proceeds from principal collections on investment securities	118,892	355,757
Infrastructure lending business combination	—	(2,011,428)
Proceeds from sales and insurance recoveries on properties	52,336	105,548
Purchases and additions to properties and other assets	(22,977)	(44,741)
Investment in unconsolidated entities	(8,365)	(3,100)
Distribution of capital from unconsolidated entities	12,455	21,448
Payments for purchase or termination of derivatives	(36,360)	(18,210)
Proceeds from termination of derivatives	12,979	15,521
Net cash provided by (used in) investing activities	398,146	(2,412,537)

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited, amounts in thousands)

	For the Nine Months Ended
	September 30,
	2019	2018
Cash Flows from Financing Activities:
Proceeds from borrowings	$6,084,209	$6,845,138
Principal repayments on and repurchases of borrowings	(5,549,756)	(3,880,450)
Payment of deferred financing costs	(45,403)	(63,219)
Proceeds from common stock issuances	632	459
Payment of equity offering costs	(27)	(22)
Payment of dividends	(402,519)	(378,096)
Contributions from non-controlling interests	5,294	9,066
Distributions to non-controlling interests	(41,531)	(247,147)
Purchase of treasury stock	—	(12,090)
Issuance of debt of consolidated VIEs	149,949	26,849
Repayment of debt of consolidated VIEs	(158,315)	(166,387)
Distributions of cash from consolidated VIEs	38,607	76,294
Net cash provided by financing activities	81,140	2,210,395
Net decrease in cash, cash equivalents and restricted cash	(90,505)	(27,495)
Cash, cash equivalents and restricted cash, beginning of period	487,865	418,273
Effect of exchange rate changes on cash	(2,702)	(757)
Cash, cash equivalents and restricted cash, end of period	$394,658	$390,021
Supplemental disclosure of cash flow information:
Cash paid for interest	$367,291	$241,173
Income taxes paid	8,848	8,223
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared, but not yet paid	$136,533	$132,408
Consolidation of VIEs (VIE asset/liability additions)	6,103,915	3,438,933
Deconsolidation of VIEs (VIE asset/liability reductions)	341,186	1,395,168
Reclassification of residential loans held-for-sale to held-for-investment	340,948	—
Settlement of 2019 Convertible Notes in shares	75,525	245,172
Settlement of loans transferred as secured borrowings	74,692	—
Net assets acquired through foreclosure	27,416	—
Redemption of Class A Units for common stock	21,070	—
Lease liabilities arising from obtaining right-of-use assets	9,626	—
Net assets acquired from consolidated VIEs	8,613	27,737
Fair value of assets acquired, net of cash and restricted cash	—	2,020,037
Fair value of liabilities assumed	—	8,609
Contribution of Woodstar II Portfolio net assets from non-controlling interests	—	378,415

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of September 30, 2019

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

We have four reportable business segments as of September 30, 2019 and we refer to the investments within these segments as our target assets:

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (our “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full year.

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

Variable Interest Entities

In addition to the securitization VIEs, we have financed a pool of our loans through a collateralized loan obligation (“CLO”) which is considered a VIE. We also hold interests in certain other entities which are considered VIEs as the limited partners of those entities with equity at risk do not collectively possess (i) the right to remove the general partner or dissolve the partnership without cause or (ii) the right to participate in significant decisions made by the partnership.

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

REO assets generally represent a very small percentage of the overall asset pool of a trust. In new issue trusts there are no REO assets. We estimate that REO assets constitute approximately 1% of our consolidated securitization VIE assets, with the remaining 99% representing loans. However, it is important to note that the fair value of our securitization VIE assets is determined by reference to our securitization VIE liabilities as permitted under ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. In other words, our VIE liabilities are more reliably measurable than the VIE assets, resulting in our current measurement methodology which utilizes this value to determine the fair value of our securitization VIE assets as a whole. As a result, these percentages are not necessarily indicative of the relative fair values of each of these asset categories if the assets were to be valued individually.

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

We have elected the fair value option for certain eligible financial assets and liabilities of our consolidated securitization VIEs, residential loans held-for-investment, loans held-for-sale originated or acquired for future securitization and purchased CMBS issued by VIEs we could consolidate in the future. The fair value elections for VIE and securitization related items were made in order to mitigate accounting mismatches between the carrying value of the instruments and the related assets and liabilities that we consolidate at fair value. The fair value elections for residential mortgage loans held-for-investment were made in order to maintain consistency across all our residential mortgage loans. The fair value elections for mortgage loans held-for-sale were made due to the expected short-term holding period of these instruments.

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

Loans Held-for-Investment

Loans that are held for investment are carried at cost, net of unamortized acquisition premiums or discounts, loan fees, and origination costs as applicable, unless the loans are deemed impaired or we have elected to apply the fair value option at purchase.

Loan Impairment

We evaluate each loan classified as held-for-investment not under the fair value option for impairment at least quarterly. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. If a loan is considered to be impaired, we record an allowance through the provision for loan losses to reduce the carrying value of the loan to the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral.

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

Leases

On January 1, 2019, ASC 842, Leases, became effective for the Company. ASC 842 establishes a right-of-use model for lessee accounting which results in the recognition of most leased assets and lease liabilities on the balance sheet of the lessee. Lessor accounting was not significantly affected by this ASC. We elected to apply the provisions of ASC 842 as of January 1, 2019 and not to retrospectively adjust prior periods presented. Such application did not result in any cumulative-effect adjustment as of January 1, 2019. We elected the “package of practical expedients” for transition purposes, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs for leases that commenced prior to January 1, 2019. We also elected not to apply the recognition provisions of ASC 842 to short-term leases, which have original lease terms of 12 months or less. As a lessor, we elected not to separate nonlease components, such as reimbursements from tenants for common area maintenance (“CAM”), from lease components for all classes of underlying assets, and continue to recognize such nonlease components ratably in rental income. We also elected to continue to exclude from rental income all sales, use and other similar taxes collected from lessees. As required by ASC 842, we no longer record as revenues and expenses lessor costs (such as property taxes) paid directly by the lessees. The application of ASC 842 has had no material effect on our consolidated financial statements, as all of our leases, as both lessor and lessee, are currently classified as operating leases, which are subject to essentially the same straight-line revenue and expense recognition as in the past. As a lessee, our only significant long-term lease as of January 1, 2019 resulted in the recognition of a $12.0 million lease liability and corresponding right-of-use asset, which are classified within “Accounts payable, accrued expenses and other liabilities” and “Other assets”, respectively, in our condensed consolidated balance sheet as of September 30, 2019.

Earnings Per Share

We present both basic and diluted earnings per share (“EPS”) amounts in our financial statements. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from (i) our share-based compensation, consisting of unvested restricted stock (“RSAs”) and restricted stock units (“RSUs”), (ii) shares contingently issuable to our Manager, (iii) the conversion options associated with our outstanding convertible senior notes (the “Convertible Notes”) (see Notes 10 and 17) and (iv) non-controlling interests that are redeemable with our common stock (see Note 16). Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

Nearly all of the Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities. In addition, the non-controlling interests that are redeemable with our common stock are considered participating securities because they earn a preferred return indexed to the dividend rate on our common stock (see Note 16). Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities. For the three and nine months ended September 30, 2019 and 2018, the two-class method resulted in the most dilutive EPS calculation.

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

3. Acquisitions and Divestitures

Investing and Servicing Segment Property Portfolio

During the three and nine months ended September 30, 2019, our Investing and Servicing Segment acquired $8.6 million in net assets of a commercial real estate property from a CMBS trust for a gross purchase price of $8.8 million. This property, aggregated with the controlling interests in 18 remaining commercial real estate properties acquired from CMBS trusts prior to December 31, 2018 for an aggregate acquisition price of $278.2 million, comprise the Investing and Servicing Segment Property Portfolio (the “REIS Equity Portfolio”). When the properties are acquired from CMBS trusts that are consolidated as VIEs on our balance sheet, the acquisitions are reflected as repayment of debt of consolidated VIEs in our condensed consolidated statements of cash flows.

During the three and nine months ended September 30, 2019, we sold a property within the Investing and Servicing Segment for $51.5 million. In connection with this sale, we recognized a gain of $20.7 million within gain on sale of investments and other assets in our condensed consolidated statements of operations, of which $4.0 million was attributable to non-controlling interests. During the three and nine months ended September 30, 2018, we sold one and six properties, respectively, within the Investing and Servicing Segment for $8.7 million and $48.7 million, respectively, recognizing a total gain on sale of $1.4 million and $18.2 million, respectively, within gain on sale of investments and other assets in our condensed consolidated statements of operations. One of these properties was acquired by a third party which already held a $0.3 million non-controlling interest in the property. During the nine months ended September 30, 2018, $3.7 million of the gain on sale was attributable to non-controlling interests. None of the gain on sale was attributable to non-controlling interests during the three months ended September 30, 2018.

4. Loans

Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option for either. The following tables summarize our investments in mortgages and loans by subordination class as of September 30, 2019 and December 31, 2018 (dollars in thousands):

				Weighted
			Weighted	Average Life
	Carrying	Face	Average	(“WAL”)
September 30, 2019	Value	Amount	Coupon (1)	(years)(2)
First mortgages (3)	$6,532,017	$6,557,131	6.2%	2.0
First priority infrastructure loans	1,281,815	1,292,807	5.5%	4.6
Subordinated mortgages (4)	53,008	54,143	8.6%	3.0
Mezzanine loans (3)	545,494	546,434	11.2%	1.8
Residential loans, fair value option (5)	479,169	465,344	6.1%	3.6
Other	60,995	64,731	8.2%	1.8
Total loans held-for-investment	8,952,498	8,980,590
Loans held-for-sale, fair value option, residential (5)	701,610	677,548	6.4%	3.5
Loans held-for-sale, commercial ($468,583 under fair value option)	576,577	566,891	4.1%	8.3
Loans held-for-sale, infrastructure	164,122	168,445	3.4%	1.8
Total gross loans	10,394,807	10,393,474
Loan loss allowance	(33,035)	—
Total net loans	$10,361,772	$10,393,474

December 31, 2018
First mortgages (3)	$6,607,117	$6,631,236	6.9%	2.0
First priority infrastructure loans	1,456,779	1,465,828	5.7%	4.5
Subordinated mortgages (4)	52,778	53,996	8.9%	3.7
Mezzanine loans (3)	393,832	394,739	10.6%	2.0
Other	61,001	64,658	8.2%	2.5
Total loans held-for-investment	8,571,507	8,610,457
Loans held-for-sale, fair value option, residential	623,660	609,571	6.3%	6.6
Loans held-for-sale, commercial ($47,622 under fair value option)	94,117	94,916	5.4%	6.2
Loans held-for-sale, infrastructure	469,775	486,909	3.5%	0.3
Loans transferred as secured borrowings	74,346	74,692	7.1%	1.3
Total gross loans	9,833,405	9,876,545
Loan loss allowance	(39,151)	—
Total net loans	$9,794,254	$9,876,545
(1)	Calculated using LIBOR or other applicable index rates as of September 30, 2019 and December 31, 2018 for variable rate loans

(2)	Represents the WAL of each respective group of loans as of the respective balance sheet date. The WAL of each individual loan is calculated using amounts and timing of future principal payments, as projected at origination or acquisition.

(3)	First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $809.5 million and $1.0 billion being classified as first mortgages as of September 30, 2019 and December 31, 2018, respectively.

(4)	Subordinated mortgages include B-Notes and junior participation in first mortgages where we do not own the senior A-Note or senior participation. If we own both the A-Note and B-Note, we categorize the loan as a first mortgage loan.

(5)	During the three and nine months ended September 30, 2019, $340.9 million of residential loans held-for-sale were reclassified into residential loans held-for-investment.

During the three and nine months ended September 30, 2018, the Company received distributions totaling $2.8 million and $15.1 million, respectively, from a profit participation in a mortgage loan that was repaid in 2016. The loan was secured by a retail and hospitality property located in the Times Square area of New York City. The profit participation is accounted for as a loan in accordance with the acquisition, development and construction accounting guidance within ASC 310-10, which resulted in distributions in excess of basis being recognized within interest income in our consolidated statements of operations. There were no distributions from profit participations received during the three and nine months ended September 30, 2019.

As of September 30, 2019, our variable rate loans held-for-investment were as follows (dollars in thousands):

	Carrying	Weighted-average
September 30, 2019	Value	Spread Above Index
Commercial loans	$6,716,670	4.4%
First priority infrastructure loans	1,281,815	3.4%
Total variable rate loans held-for-investment	$7,998,485	4.3%

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

The risk ratings for loans subject to our rating system, which excludes loans held-for-sale, by class of loan were as follows as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	Balance Sheet Classification
	Loans Held-For-Investment									Loans
			First Priority							Transferred		% of
Risk Rating	First		Infrastructure		Subordinated		Mezzanine			As Secured		Total
Category	Mortgages		Loans		Mortgages		Loans	Other		Borrowings	Total	Loans
September 30, 2019
1	$598		$—		$—		$—	$23,013		$—	$23,611	0.2%
2	3,640,565		—		37,999		207,997	—		—	3,886,561	37.4%
3	2,695,552		—		3,032		337,497	31,141		—	3,067,222	29.5%
4	—		—		—		—	—		—	—	—%
5	59,866		—		—		—	—		—	59,866	0.6%
N/A	135,436	(1)	1,281,815	(2)	11,977	(1)	—	6,841	(1)	—	1,436,069	13.8%
	$6,532,017		$1,281,815		$53,008		$545,494	$60,995		$—	8,473,329
Residential loans held-for-investment, fair value option											479,169	4.6%
Loans held-for-sale											1,442,309	13.9%
Total gross loans											$10,394,807	100.0%

December 31, 2018
1	$6,538		$—		$—		$—	$23,767		$—	$30,305	0.3%
2	3,356,342		—		7,392		111,466	—		74,346	3,549,546	36.1%
3	2,987,296		—		33,410		282,366	31,039		—	3,334,111	33.9%
4	63,094		—		—		—	—		—	63,094	0.6%
5	—		—		—		—	—		—	—	—%
N/A	193,847	(1)	1,456,779	(2)	11,976	(1)	—	6,195	(1)	—	1,668,797	17.0%
	$6,607,117		$1,456,779		$52,778		$393,832	$61,001		$74,346	8,645,853
Loans held-for-sale											1,187,552	12.1%
Total gross loans											$9,833,405	100.0%
(1)	Principally represents loans individually evaluated for impairment in accordance with ASC 310-10.
(2)	First priority infrastructure loans were not risk rated as the Company is in the process of developing a risk rating policy for these loans.

After completing our impairment evaluation process as of September 30, 2019, we concluded that no additional impairment charges or releases thereof were required. During the nine months ended September 30, 2019, we charged-off an allowance for impaired loans of $8.3 million relating to a first mortgage loan on a grocery distribution facility located in Montgomery, Alabama that we foreclosed on in March 2019 and obtained physical possession of the underlying collateral property. As of the foreclosure date, our carrying value of the loan totaled $9.0 million ($20.9 million unpaid principal balance net of an $8.3 million allowance for impaired loan and $3.6 million of unamortized discount). In April 2019, we foreclosed on a first mortgage loan on a grocery distribution facility located in Orlando, Florida and obtained physical possession of the underlying collateral property. As of the foreclosure date, the appraised value of the property exceeded the $18.5 million carrying value of the loan ($21.9 million unpaid principal and interest balance net of a $3.4 million unamortized discount, and no reserve for impaired loan).

As of September 30, 2019, we had allowances for impaired loans of $29.9 million. Of this amount, $21.6 million relates to a residential conversion project located in New York City, for which our recorded investment was as follows as of September 30, 2019: (i) $135.4 million first mortgage and contiguous mezzanine loans ($107.2 million unpaid principal balance, which does not reflect $38.4 million of accrued interest and $21.6 million allowance for impaired loan) and (ii) $6.8 million unsecured promissory note ($7.7 million unpaid principal balance and no reserve for impaired loan).

Also included in the allowance for impaired loans is $8.3 million related to two subordinated mortgages on department stores located in the Greater Chicago area. Our recorded investment in these loans totaled $12.2 million ($12.0 million unpaid principal balance and $8.3 million allowance for impaired loans) as of September 30, 2019.

We apply the cost recovery method of interest income recognition for these impaired loans. The average recorded investment in the impaired loans for the three and nine months ended September 30, 2019 was $156.5 million and $178.1 million, respectively.

As of September 30, 2019, we held TDRs with unfunded commitments of $4.3 million. There were no TDRs for which interest income was recognized during the three and nine months ended September 30, 2019.

As of September 30, 2019, the department store loans discussed above were 90 days or greater past due, as were $5.2 million of residential loans and a $36.2 million infrastructure loan with a carrying value of $29.2 million, net of a $7.0 million non-accretable difference. In accordance with our interest income recognition policy, these loans were placed on non-accrual status.

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

	For the Nine Months Ended
	September 30,
	2019	2018
Allowance for loan losses at January 1	$39,151	$4,330
Provision for (reversal of) loan losses	3,242	(2,127)
Provision for impaired loans	—	29,853
Charge-offs	(9,358)	—
Recoveries	—	—
Allowance for loan losses at September 30	$33,035	$32,056
Recorded investment in loans related to the allowance for loan loss	$254,070	$287,242

The activity in our loan portfolio was as follows (amounts in thousands):

	For the Nine Months Ended
	September 30,
	2019	2018
Balance at January 1	$9,794,254	$7,382,641
Acquisitions/originations/additional funding	5,607,829	5,006,725
Acquisition of Infrastructure Lending Portfolio	—	1,826,423
Capitalized interest (1)	79,869	44,293
Basis of loans sold (2)	(2,713,237)	(1,985,388)
Loan maturities/principal repayments	(2,429,078)	(2,383,658)
Discount accretion/premium amortization	24,193	28,954
Changes in fair value	65,678	26,573
Unrealized foreign currency translation loss	(37,191)	(17,095)
Loan loss provision, net	(3,242)	(27,726)
Loan foreclosure	(27,303)	—
Transfer to/from other asset classifications	—	50
Balance at September 30	$10,361,772	$9,901,792

(1)     Represents accrued interest income on loans whose terms do not require current payment of interest.

(2)     See Note 11 for additional disclosure on these transactions.

5. Investment Securities

Investment securities were comprised of the following as of September 30, 2019 and December 31, 2018 (amounts in thousands):

	Carrying Value as of
	September 30, 2019	December 31, 2018
RMBS, available-for-sale	$195,297	$209,079
RMBS, fair value option (1)	111,122	87,879
CMBS, fair value option (1)	1,127,637	1,157,508
Held-to-maturity (“HTM”) debt securities, amortized cost	556,255	644,149
Equity security, fair value	11,286	11,893
Subtotal—Investment securities	2,001,597	2,110,508
VIE eliminations (1)	(1,192,460)	(1,204,040)
Total investment securities	$809,137	$906,468
(1)	Certain fair value option CMBS and RMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.

Purchases, sales and principal collections for all investment securities were as follows (amounts in thousands):

	RMBS,	RMBS, fair	CMBS, fair	HTM	Equity	Securitization
	available-for-sale	value option	value option	Securities	Security	VIEs (1)	Total
Three Months Ended September 30, 2019
Purchases	$—	$52,845	$10,214	$—	$—	$(57,894)	$5,165
Sales	—	—	49,725	—	—	(49,725)	—
Principal collections	7,445	4,680	15,859	35,069	—	(17,196)	45,857
Three Months Ended September 30, 2018
Purchases	$—	$45,095	$26,258	$289,100	$—	$(68,579)	$291,874
Acquisition of Infrastructure Lending Portfolio	—	—	—	65,060	—	—	65,060
Sales	2,046	—	22,065	—	—	(18,902)	5,209
Principal collections	9,246	119	22,031	20,577	—	(17,903)	34,070

	RMBS,	RMBS, fair	CMBS, fair	HTM	Equity	Securitization
	available-for-sale	value option	value option	Securities	Security	VIEs (1)	Total
Nine Months Ended September 30, 2019
Purchases	$—	$79,117	$62,427	$—	$—	$(136,379)	$5,165
Sales	—	41,501	112,426	—	—	(149,949)	3,978
Principal collections	20,222	9,772	37,768	89,737	—	(38,607)	118,892
Nine Months Ended September 30, 2018
Purchases	$—	$45,095	$118,166	$289,100	$—	$(140,022)	$312,339
Acquisition of Infrastructure Lending Portfolio	—	—	—	65,060	—	—	65,060
Sales	2,853	—	30,012	—	—	(26,849)	6,016
Principal collections	27,432	119	82,812	323,061	—	(77,667)	355,757
(1)	Represents RMBS and CMBS, fair value option amounts eliminated due to our consolidation of securitization VIEs. These amounts are reflected as repayment of debt of consolidated VIEs in our condensed consolidated statements of cash flows.

RMBS, Available-for-Sale

The Company classified all of its RMBS not eliminated in consolidation as available-for-sale as of September 30, 2019 and December 31, 2018. These RMBS are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (“AOCI”).

The tables below summarize various attributes of our investments in available-for-sale RMBS as of September 30, 2019 and December 31, 2018 (amounts in thousands):

				Unrealized Gains or (Losses)
				Recognized in AOCI
	Purchase		Recorded		Gross	Gross	Net
	Amortized	Credit	Amortized	Non-Credit	Unrealized	Unrealized	Fair Value
	Cost	OTTI	Cost	OTTI	Gains	Losses	Adjustment	Fair Value
September 30, 2019
RMBS	$152,632	$(9,805)	$142,827	$(333)	$52,803	$—	$52,470	$195,297
December 31, 2018
RMBS	$165,461	$(9,897)	$155,564	$(31)	$53,546	$—	$53,515	$209,079

	Weighted Average Coupon (1)	Weighted Average Rating	WAL (Years) (2)
September 30, 2019
RMBS	3.3%	BB-	5.8
December 31, 2018
RMBS	3.7%	CCC-	6.0
(1)	Calculated using the September 30, 2019 and December 31, 2018 one-month LIBOR rate of 2.016% and 2.503%, respectively, for floating rate securities.

(2)	Represents the remaining WAL of each respective group of securities as of the respective balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.

As of September 30, 2019, approximately $165.9 million, or 84.9%, of RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 1.24%. As of December 31, 2018, approximately $177.4 million, or 84.9%, of RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 1.22%. We purchased all of the RMBS at a discount, a portion of which will be accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of this accretable discount.

The following table contains a reconciliation of aggregate principal balance to amortized cost for our RMBS as of September 30, 2019 and December 31, 2018 (amounts in thousands):

	September 30, 2019	December 31, 2018
Principal balance	$286,717	$309,497
Accretable yield	(56,148)	(54,779)
Non-accretable difference	(87,742)	(99,154)
Total discount	(143,890)	(153,933)
Amortized cost	$142,827	$155,564

The principal balance of credit deteriorated RMBS was $270.9 million and $290.8 million as of September 30, 2019 and December 31, 2018, respectively. Accretable yield related to these securities totaled $50.0 million and $49.5 million as of September 30, 2019 and December 31, 2018, respectively.

The following table discloses the changes to accretable yield and non-accretable difference for our RMBS during the three and nine months ended September 30, 2019 (amounts in thousands):

		Non-Accretable
Three Months Ended September 30, 2019	Accretable Yield	Difference
Balance as of July 1, 2019	$54,821	$92,570
Accretion of discount	(2,446)	—
Principal write-downs, net	—	(1,055)
Transfer to/from non-accretable difference	3,773	(3,773)
Balance as of September 30, 2019	$56,148	$87,742

Nine Months Ended September 30, 2019
Balance as of January 1, 2019	$54,779	$99,154
Accretion of discount	(7,484)	—
Principal write-downs, net	—	(2,559)
Transfer to/from non-accretable difference	8,853	(8,853)
Balance as of September 30, 2019	$56,148	$87,742

We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.3 million for both the three months ended September 30, 2019 and 2018, and $1.1 million and $1.3 million for the nine months ended September 30, 2019 and 2018, respectively, recorded as management fees in the accompanying condensed consolidated statements of operations.

The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities that were in an unrealized loss position as of September 30, 2019 and December 31, 2018, and for which other-than-temporary impairments (“OTTI”) (full or partial) have not been recognized in earnings (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a	Securities with a	Securities with a	Securities with a
	loss less than	loss greater than	loss less than	loss greater than
	12 months	12 months	12 months	12 months
As of September 30, 2019
RMBS	$1,520	$—	$(333)	$—
As of December 31, 2018
RMBS	$2,148	$—	$(31)	$—

As of both September 30, 2019 and December 31, 2018, there was one security with unrealized losses reflected in the table above. After evaluating the security and recording adjustments for credit-related OTTI, we concluded that the remaining unrealized losses reflected above were noncredit-related and would be recovered from the security’s estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the security, it was not considered more likely than not that we would be forced to sell the security prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses, which represent most of the OTTI we record on securities, are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or impairments could be materially different from what is currently projected and/or reported.

CMBS and RMBS, Fair Value Option

As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for certain CMBS and RMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of September 30, 2019, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $1.1 billion and $2.8 billion, respectively. As of September 30, 2019, the fair value and unpaid principal balance of RMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $111.1 million and $61.7 million, respectively. The $1.2 billion total fair value balance of CMBS and RMBS represents our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value (all except $46.3 million at September 30, 2019) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option investment securities.

As of September 30, 2019, $118.4 million of our CMBS were variable rate and none of our RMBS were variable rate.

HTM Debt Securities, Amortized Cost

The table below summarizes unrealized gains and losses of our investments in HTM debt securities as of September 30, 2019 and December 31, 2018 (amounts in thousands):

	Net Carrying Amount	Gross Unrealized	Gross Unrealized
	(Amortized Cost)	Holding Gains	Holding Losses	Fair Value
September 30, 2019
CMBS	$360,640	$1,008	$(2,968)	$358,680
Preferred interests	141,567	1,254	—	142,821
Infrastructure bonds	54,048	122	(1,369)	52,801
Total	$556,255	$2,384	$(4,337)	$554,302
December 31, 2018
CMBS	$408,556	$2,435	$(3,349)	$407,642
Preferred interests	174,825	703	—	175,528
Infrastructure bonds	60,768	178	(168)	60,778
Total	$644,149	$3,316	$(3,517)	$643,948

The table below summarizes the maturities of our HTM debt securities by type as of September 30, 2019 (amounts in thousands):

		Preferred	Infrastructure
	CMBS	Interests	Bonds	Total
Less than one year	$334,249	$—	$—	$334,249
One to three years	26,391	—	9,013	35,404
Three to five years	—	141,567	—	141,567
Thereafter	—	—	45,035	45,035
Total	$360,640	$141,567	$54,048	$556,255

As of September 30, 2019 and December 31, 2018, $20.7 million and $21.2 million, respectively, of our infrastructure bonds with an aggregate principal balance of $33.7 million and $34.2 million, respectively, were originally acquired with deteriorated credit quality and had no accretable yield and an aggregate non-accretable difference of $13.0 million.

Equity Security, Fair Value Option

During 2012, we acquired 9,140,000 ordinary shares from a related-party in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. The fair value of the investment remeasured in USD was $11.3 million and $11.9 million as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, our shares represent an approximate 2% interest in SEREF.

6. Properties

Our properties are held within the following portfolios:

Ireland Portfolio

The Ireland Portfolio is comprised of 11 net leased fully occupied office properties and one multifamily property all located in Dublin, Ireland, which we acquired during the year ended December 31, 2015. The Ireland Portfolio, which collectively is comprised of approximately 600,000 square feet, includes total gross properties and lease intangibles of $498.1 million and debt of $343.3 million as of September 30, 2019.

Woodstar I Portfolio

The Woodstar I Portfolio is comprised of 32 affordable housing communities with 8,948 units concentrated primarily in the Tampa, Orlando and West Palm Beach metropolitan areas. During the year ended December 31, 2015, we acquired 18 of the 32 affordable housing communities of the Woodstar I Portfolio with the final 14 communities acquired during the year ended December 31, 2016. The Woodstar I Portfolio includes total gross properties and lease intangibles of $627.9 million and federal, state and county sponsored financing and other debt of $405.8 million as of September 30, 2019.

Woodstar II Portfolio

The Woodstar II Portfolio is comprised of 27 affordable housing communities with 6,109 units concentrated primarily in Central and South Florida. During the year ended December 31, 2017, we acquired eight of the 27 affordable housing communities of the Woodstar II Portfolio with the final 19 communities acquired during the year ended December 31, 2018. The Woodstar II Portfolio includes total gross properties and lease intangibles of $600.7 million and debt of $437.6 million as of September 30, 2019.

Medical Office Portfolio

The Medical Office Portfolio is comprised of 34 medical office buildings acquired during the year ended December 31, 2016. These properties, which collectively comprise 1.9 million square feet, are geographically dispersed throughout the U.S. and primarily affiliated with major hospitals or located on or adjacent to major hospital campuses. The Medical Office Portfolio includes total gross properties and lease intangibles of $759.5 million and debt of $489.4 million as of September 30, 2019.

Master Lease Portfolio

The Master Lease Portfolio is comprised of 16 retail properties geographically dispersed throughout the U.S., with more than 50% of the portfolio, by carrying value, located in Florida, Texas and Minnesota. These properties, which we acquired in September 2017, collectively comprise 1.9 million square feet and were leased back to the seller under corporate guaranteed master net lease agreements with initial terms of 24.6 years and periodic rent escalations. The Master Lease Portfolio includes total gross properties of $343.8 million and debt of $192.3 million as of September 30, 2019.

Investing and Servicing Segment Property Portfolio

The REIS Equity Portfolio is comprised of 19 commercial real estate properties and one equity interest in an unconsolidated commercial real estate property. The REIS Equity Portfolio includes total gross properties and lease intangibles of $337.5 million and debt of $225.4 million as of September 30, 2019. Refer to Note 3 for further discussion of the REIS Equity Portfolio.

The table below summarizes our properties held as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	Depreciable Life	September 30, 2019	December 31, 2018
Property Segment
Land and land improvements	0 – 15 years	$640,831	$648,972
Buildings and building improvements	5 – 45 years	1,969,326	1,980,283
Furniture & fixtures	3 – 7 years	51,148	46,048
Investing and Servicing Segment
Land and land improvements	0 – 15 years	69,640	82,332
Buildings and building improvements	3 – 40 years	221,796	213,010
Furniture & fixtures	2 – 5 years	2,752	2,158
Commercial and Residential Lending Segment (1)
Land and land improvements	0 – 7 years	11,386	—
Buildings	20 – 23 years	16,067	—
Properties, cost		2,982,946	2,972,803
Less: accumulated depreciation		(253,408)	(187,913)
Properties, net		$2,729,538	$2,784,890
(1)	Represents properties acquired through loan foreclosure. Refer to Note 4 for further discussion.

During the three and nine months ended September 30, 2019, we sold one operating property for $51.5 million. In connection with this sale, we recognized a gain of $20.7 million within gain on sale of investments and other assets in our condensed consolidated statements of operations, of which $4.0 million was attributable to non-controlling interests. During the three and nine months ended September 30, 2018, we sold one and nine operating properties for $8.7 million and $104.3 million, respectively, recognizing a gain on sale of $1.4 million and $25.1 million, respectively, within gain on sale of investments and other assets in our condensed consolidated statements of operations. One of these properties was acquired by a third party which already held a $0.3 million non-controlling interest in the property. During the nine months ended September 30, 2018, $3.7 million of the gain on sale was attributable to non-controlling interests. None of the gain on sale was attributable to non-controlling interests during the three months ended September 30, 2018.

Future rental payments due to us from tenants under existing non-cancellable operating leases for each of the next five years and thereafter are as follows (in thousands):

2019 (remainder of)	$67,051
2020	170,056
2021	117,115
2022	110,199
2023	94,699
Thereafter	818,876
Total	$1,377,996

7. Investment in Unconsolidated Entities

The table below summarizes our investments in unconsolidated entities as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	Participation /	Carrying value as of
	Ownership % (1)	September 30, 2019	December 31, 2018
Equity method:
Retail Fund	33%	$71,824	$114,362
Investor entity which owns equity in an online real estate company	50%	9,441	9,372
Equity interests in commercial real estate	50%	2,165	6,294
Equity interest in and advances to a residential mortgage originator (2)	N/A	9,404	9,082
Various	25% - 50%	8,277	6,984
		101,111	146,094
Other:
Equity interest in a servicing and advisory business (3)	4%	—	6,207
Investment funds which own equity in a loan servicer and other real estate assets	4% - 6%	9,225	9,225
Various	0% - 3%	15,779	10,239
		25,004	25,671
		$126,115	$171,765
(1)	None of these investments are publicly traded and therefore quoted market prices are not available.

(2)	Includes a $2.0 million subordinated loan the Company funded in June 2018.

(3)	During the nine months ended September 30, 2019, we received a capital distribution of $8.4 million and our equity interest was reduced to 4%.

We own a 33% equity interest in a fund that owns four regional shopping malls (the “Retail Fund”), an investment company that measures its assets at fair value on a recurring basis. We report our interest in the Retail Fund on a three-month lag basis at its liquidation value. During the period included in our nine months ended September 30, 2019, the Retail Fund reported unrealized decreases in the fair value of its real estate properties, which resulted in a $46.0 million decrease to our investment. This amount was recognized within earnings (loss) from unconsolidated entities in our condensed consolidated statement of operations during the nine months ended September 30, 2019. Refer to Note 23 for further discussion.

As of September 30, 2019, the carrying value of our equity investment in a residential mortgage originator exceeded the underlying equity in net assets of such investee by $1.6 million. This difference is the result of the Company recording its investment in the investee at its acquisition date fair value, which included certain non-amortizing intangible assets not recognized by the investee. Should the Company determine these intangible assets held by the investee are impaired, the Company will recognize such impairment loss through earnings from unconsolidated entities in our consolidated statement of operations, otherwise, such difference between the carrying value of our equity investment in the residential mortgage originator and the underlying equity in the net assets of the residential mortgage originator will continue to exist. Other than our equity interest in the residential mortgage originator, there were no differences between the carrying value of our equity method investments and the underlying equity in the net assets of the investees as of September 30, 2019.

During the three and nine months ended September 30, 2019, we did not become aware of any observable price changes in our other investments accounted for under the fair value practicability exception (whereby we measure those investments at cost, less impairment, plus or minus observable price changes) or any indicators of impairment.

8. Goodwill and Intangibles

Goodwill

Infrastructure Lending Segment

The Infrastructure Lending Segment’s goodwill of $119.4 million at both September 30, 2019 and December 31, 2018 represents the excess of consideration transferred over the fair value of net assets acquired on September 19, 2018 and October 15, 2018. The goodwill recognized is attributable to value embedded in the acquired Infrastructure Lending Segment’s lending platform.

LNR Property LLC (“LNR”)

The Investing and Servicing Segment’s goodwill of $140.4 million at both September 30, 2019 and December 31, 2018 represents the excess of consideration transferred over the fair value of net assets of LNR acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes a network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets.

Intangible Assets

Servicing Rights Intangibles

In connection with the LNR acquisition, we identified domestic servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. At September 30, 2019 and December 31, 2018, the balance of the domestic servicing intangible was net of $24.8 million and $24.1 million, respectively, which was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of September 30, 2019 and December 31, 2018, the domestic servicing intangible had a balance of $43.0 million and $44.6 million, respectively, which represents our economic interest in this asset.

Lease Intangibles

In connection with our acquisitions of commercial real estate, we recognized in-place lease intangible assets and favorable lease intangible assets associated with certain non-cancelable operating leases of the acquired properties.

The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of September 30, 2019 and December 31, 2018 (amounts in thousands):

	As of September 30, 2019			As of December 31, 2018
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
Domestic servicing rights, at fair value	$18,249	$—	$18,249	$20,557	$—	$20,557
In-place lease intangible assets	186,660	(109,145)	77,515	198,220	(100,873)	97,347
Favorable lease intangible assets	35,917	(11,734)	24,183	36,895	(9,766)	27,129
Total net intangible assets	$240,826	$(120,879)	$119,947	$255,672	$(110,639)	$145,033

The following table summarizes the activity within intangible assets for the nine months ended September 30, 2019 (amounts in thousands):

	Domestic	In-place Lease	Favorable Lease
	Servicing	Intangible	Intangible
	Rights	Assets	Assets	Total
Balance as of January 1, 2019	$20,557	$97,347	$27,129	$145,033
Acquisition of additional REIS Equity Portfolio property	—	277	—	277
Amortization	—	(15,284)	(2,519)	(17,803)
Sales	—	(2,612)	—	(2,612)
Foreign exchange loss	—	(1,160)	(321)	(1,481)
Impairment (1)	—	(1,053)	(106)	(1,159)
Changes in fair value due to changes in inputs and assumptions	(2,308)	—	—	(2,308)
Balance as of September 30, 2019	$18,249	$77,515	$24,183	$119,947
(1)	Impairment of intangible lease assets is recognized within other expense in our condensed consolidated statements of operations.

The following table sets forth the estimated aggregate amortization of our in-place lease intangible assets and favorable lease intangible assets for the next five years and thereafter (amounts in thousands):

2019 (remainder of)	$4,935
2020	16,502
2021	14,197
2022	11,727
2023	8,556
Thereafter	45,781
Total	$101,698

9. Secured Borrowings

Secured Financing Agreements

The following table is a summary of our secured financing agreements in place as of September 30, 2019 and December 31, 2018 (dollars in thousands):

										Outstanding Balance at
	Current		Extended		Weighted Average	Pledged Asset		Maximum		September 30,	December 31,
	Maturity		Maturity (a)		Pricing	Carrying Value		Facility Size		2019	2018
Repurchase Agreements:
Commercial Loans	Aug 2020 to Jan 2024	(b)	Aug 2021 to Apr 2028	(b)	(c)	$4,458,046		$7,879,032	(d)	$2,945,331	$3,598,311
Residential Loans	Feb 2021		N/A		LIBOR + 2.10%	16,332		400,000		13,190	—
Infrastructure Loans	Feb 2020 to Jul 2022		Feb 2021 to Jul 2027		LIBOR + 1.75%	316,759		1,000,000		263,664	—
Conduit Loans	Feb 2020 to Jun 2022		Feb 2021 to Jun 2023		LIBOR + 2.22%	358,405		363,225		234,025	35,034
CMBS/RMBS	Jun 2020 to Dec 2028	(e)	Sep 2020 to Oct 2029	(e)	(f)	1,069,948		778,025		676,648	656,405
Total Repurchase Agreements						6,219,490		10,420,282		4,132,858	4,289,750
Other Secured Financing:
Borrowing Base Facility	Apr 2022		Apr 2024		LIBOR + 2.25%	49,754		650,000	(g)	37,313	—
Infrastructure Acquisition Facility	Sep 2021		Sep 2022		(h)	1,062,553		1,086,201		883,173	1,551,148
Property Mortgages - Fixed rate	Nov 2024 to Aug 2052	(i)	N/A		3.41%	1,921,951		1,453,116		1,452,970	1,475,382
Property Mortgages - Variable rate	May 2020 to Apr 2025		N/A		LIBOR + 2.44%	831,275		694,351		643,261	645,344
Term Loan and Revolver	(j)		N/A		(j)	N/A	(j)	500,000		400,000	300,000
FHLB	Feb 2021		N/A		(k)	1,164,449		2,000,000		780,754	500,000
Total Other Secured Financing						5,029,982		6,383,668		4,197,471	4,471,874
						$11,249,472		$16,803,950		8,330,329	8,761,624
Unamortized net discount										(2,920)	(963)
Unamortized deferred financing costs										(79,321)	(77,096)
										$8,248,088	$8,683,565
(a)	Subject to certain conditions as defined in the respective facility agreement.
(b)	For certain facilities, borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions.
(c)	Certain facilities with an outstanding balance of $593.8 million as of September 30, 2019 are indexed to GBP LIBOR and EURIBOR. The remainder have a weighted average rate of LIBOR + 1.93%.
(d)	The aggregate initial maximum facility size of $6.8 billion may be increased at our option, subject to certain conditions. This amount includes such upsizes.
(e)	Certain facilities with an outstanding balance of $393.8 million as of September 30, 2019 carry a rolling 11-month or 12-month term which may reset monthly with the lender's consent. These facilities carry no maximum facility size.
(f)	A facility with an outstanding balance of $78.6 million as of September 30, 2019 has a fixed annual interest rate of 4.09%. All other facilities are variable rate with a weighted average rate of LIBOR + 1.55%.
(g)	The initial maximum facility size of $300.0 million may be increased to $650.0 million, subject to certain conditions.
(h)	Consists of an annual interest rate of the applicable currency benchmark index + 1.50%. The spread increases 25 bps in each of the second and third years of the facility which was entered into in September 2018.
(i)	The weighted average maturity is 9.3 years as of September 30, 2019.
(j)	Consists of: (i) a $400.0 million term loan facility that matures in July 2026 with an annual interest rate of LIBOR + 2.50%; and (ii) a $100.0 million revolving credit facility that matures in July 2024 with an annual interest rate of LIBOR + 3.00%. These facilities are secured by the equity interests in certain of our subsidiaries which totaled $3.5 billion as of September 30, 2019.
(k)	FHLB financing with an outstanding balance of $312.0 million as of September 30, 2019 has a weighted average fixed annual interest rate of 2.08%. The remainder is variable rate with a weighted average rate of LIBOR + 0.28%.

In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

In February 2019, we entered into a $500.0 million Infrastructure Loans repurchase facility. The facility carries a one-year initial term with a one-year extension option and an annual interest rate of LIBOR + 1.75%.

In February 2019, we amended a Residential Loans repurchase facility to increase available borrowings by $200.0 million and extend the current maturity from June 2019 to February 2021.

In March 2019, we amended the FHLB facility to increase available borrowings from $500.0 million to $2.0 billion, subject to scheduled reductions to available capacity from September 2020 through maturity in February 2021.

In April 2019, we amended the Borrowing Base Facility to extend the current maturity from February 2021 to April 2022 with two one-year extension options.

In July 2019, we entered into the following credit agreements: (i) a $400.0 million term loan facility that carries a seven-year term and an annual interest rate of LIBOR + 2.50%; and (ii) a $100.0 million revolving credit facility that carries a five-year term and an annual interest rate of LIBOR + 3.00%. A portion of the net proceeds from the term loan was used to repay the amount outstanding under our previous term loan. We recognized a loss on extinguishment of debt of $1.5 million in our condensed consolidated statements of operations in connection with the repayment of our previous term loan.

In July 2019, we entered into a $500.0 million Infrastructure Loans repurchase facility to finance loans within the Infrastructure Lending Segment. The facility carries a three-year revolving period with two one-year extension options, one of which is at our discretion. The facility also carries a term-match to the respective collateral for an additional five-year term after the last day of the revolving period, with such term-match not to exceed the eight-year life of the facility. The facility has an annual interest rate of 2.00% over the applicable currency benchmark index rate, plus fees associated with the facility as well as each advance.

During the three and nine months ended September 30, 2019, we entered into and amended several Commercial Loans repurchase facilities resulting in an aggregate upsize of $550.0 million and $1.6 billion, respectively, with weighted average spreads over the applicable index rates of index + 2.33% and index + 2.21%, respectively.

Our secured financing agreements contain certain financial tests and covenants. As of September 30, 2019, we were in compliance with all such covenants.

We seek to mitigate risks associated with our repurchase agreements by managing risk related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value. The margin call provisions under the majority of our repurchase facilities, consisting of 77% of these agreements, do not permit valuation adjustments based on capital markets activity. Instead, margin calls on these facilities are limited to collateral-specific credit marks. To monitor credit risk associated with the performance and value of our loans and investments, our asset management team regularly reviews our investment portfolios and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary. For repurchase agreements containing margin call provisions for general capital markets activity, approximately 23% of these pertain to our loans held-for-sale, for which we manage credit risk through the purchase of credit index instruments. We further seek to manage risks associated with our repurchase agreements by matching the maturities and interest rate characteristics of our loans with the related repurchase agreement.

For the three and nine months ended September 30, 2019, approximately $8.1 million and $24.9 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2018, approximately $6.6 million and $17.5 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations.

Collateralized Loan Obligations

In August 2019, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2019-FL1. On the closing date, the CLO issued $1.1 billion principal amount of notes, of which $936.4 million was purchased by third party investors. We retained $86.6 million of notes, along with preferred shares with a liquidation preference of $77.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO in exchange for cash. For the three months ended September 30, 2019, we utilized the reinvestment feature, contributing $1.8 million of additional interests into the CLO.

The following table is a summary of our CLO as of September 30, 2019 (amounts in thousands):

		Face	Carrying	Weighted
	Count	Amount	Value	Average Spread		Maturity
Collateral assets	21	$1,098,817	$1,098,817	LIBOR + 3.23%	(a)	Aug 2023	(b)
Financing	1	936,375	927,436	LIBOR + 1.65%	(c)	July 2038	(d)
(a)	Represents the weighted-average coupon earned on variable rate loans during the three months ended September 30, 2019. Of the loans financed by the CLO, 9% earned fixed weighted average interest of 6.84%.
(b)	Represents the weighted-average maturity, assuming the extended contractual maturity of the collateral assets.
(c)	Represents the weighted-average cost of financing incurred during the three months ended September 30, 2019, inclusive of deferred issuance costs.
(d)	Repayments of the CLO are tied to timing of the related collateral asset repayments. The term of the CLO financing obligation represents the legal final maturity date.

We incurred $9.2 million of issuance costs in connection with the CLO, which are amortized on an effective yield basis over the estimated life of the CLO. As of September 30, 2019, our unamortized issuance costs were $8.9 million.

The CLO is considered a VIE, for which we are deemed the primary beneficiary. We therefore consolidate the CLO. Refer to Note 14 for further discussion.

Maturities

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

	Repurchase	Other Secured
	Agreements	Financing	CLO		Total
2019 (remainder of)	$53,273	$405,283	$—		$458,556
2020	474,502	198,376	—		672,878
2021	1,123,670	823,199	—		1,946,869
2022	681,928	685,635	—		1,367,563
2023	1,106,086	582,157	—		1,688,243
Thereafter	693,399	1,502,821	936,375	(a)	3,132,595
Total	$4,132,858	$4,197,471	$936,375		$9,266,704
(a)	Assumes utilization of the reinvestment feature.

10. Unsecured Senior Notes

The following table is a summary of our unsecured senior notes outstanding as of September 30, 2019 and December 31, 2018 (dollars in thousands):

				Remaining
	Coupon	Effective	Maturity	Period of		Carrying Value at
	Rate	Rate (1)	Date	Amortization		September 30, 2019	December 31, 2018
2019 Convertible Notes	N/A	N/A	N/A	N/A		$—	$77,969
2021 Senior Notes (February)	3.63%	3.89%	2/1/2021	1.3	years	500,000	500,000
2021 Senior Notes (December)	5.00%	5.32%	12/15/2021	2.2	years	700,000	700,000
2023 Convertible Notes	4.38%	4.86%	4/1/2023	3.5	years	250,000	250,000
2025 Senior Notes	4.75%	5.04%	3/15/2025	5.5	years	500,000	500,000
Total principal amount						1,950,000	2,027,969
Unamortized discount—Convertible Notes						(3,865)	(4,644)
Unamortized discount—Senior Notes						(13,216)	(16,416)
Unamortized deferred financing costs						(6,226)	(8,078)
Carrying amount of debt components						$1,926,693	$1,998,831
Carrying amount of conversion option equity components recorded in additional paid-in capital for outstanding convertible notes						$3,755	$3,755
(1)	Effective rate includes the effects of underwriter purchase discount and the adjustment for the conversion option on our Convertible Notes, the value of which reduced the initial liability and was recorded in additional paid-in capital.

Convertible Senior Notes

During the nine months ended September 30, 2019, we settled the remaining $78.0 million principal amount of the 4.00% Convertible Senior Notes due 2019 (the “2019 Notes”) through the issuance of 3.6 million shares of common stock and cash payments of $12.0 million. During the three and nine months ended September 30, 2018, we received redemption notices related to the 2019 Notes with a par amount totaling $263.4 million, of which $235.5 million were settled during the three months ended September 30, 2018 for total consideration of $266.0 million, which was paid via the issuance of 11.2 million shares and cash payments of $20.8 million. The $236.2 million of settlement consideration attributable to the liability component of the 2019 Notes exceeded the proportionate net carrying amount of the liability component by $1.8 million, which was recognized as a loss on extinguishment of debt in our condensed consolidated statements of operations for the three and nine months ended September 30, 2018. The $29.8 million of settlement consideration attributable to the equity component of the 2019 Notes was recognized as a reduction of additional paid-in capital in our condensed consolidated statements of equity for the three and nine months ended September 30, 2018, partially offsetting the $245.2 million fair value of the shares issued.

We recognized interest expense of $3.1 million and $9.3 million during the three and nine months ended September 30, 2019, respectively, from our unsecured Convertible Notes. We recognized interest expense of $5.9 million and $24.8 million during the three and nine months ended September 30, 2018, respectively, from our unsecured Convertible Notes.

The following table details the conversion attributes of our Convertible Notes outstanding as of September 30, 2019 (amounts in thousands, except rates):

	September 30, 2019		Conversion Spread Value - Shares (3)
	Conversion	Conversion	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Rate (1)	Price (2)	2019	2018	2019	2018
2019 Notes	N/A	N/A	—	542	—	559
2023 Notes	38.5959	$25.91	—	—	—	—
			—	542	—	559
(1)	The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of Convertible Notes converted, as adjusted in accordance with the indentures governing the Convertible Notes (including the applicable supplemental indentures).

(2)	As of September 30, 2019 and 2018, the market price of the Company’s common stock was $24.22 and $21.52 per share, respectively.

(3)	The conversion spread value represents the portion of the Convertible Notes that are “in-the-money”, representing the value that would be delivered to investors in shares upon an assumed conversion.

The if-converted value of the 2023 Notes was less than their principal amount by $16.3 million at September 30, 2019 as the closing market price of the Company’s common stock of $24.22 was less than the implicit conversion price of $25.91 per share.

Effective June 30, 2018, the Company no longer asserts its intent to fully settle the principal amount of the Convertible Notes in cash upon conversion. The if-converted value of the principal amount of the 2023 Notes was $233.7 million as of September 30, 2019.

11. Loan Securitization/Sale Activities

As described below, we regularly sell loans and notes under various strategies. We evaluate such sales as to whether they meet the criteria for treatment as a sale—legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint and transfer of control.

Conduit Loan Securitizations

Within the Investing and Servicing Segment, we originate commercial mortgage loans with the intent to sell these mortgage loans to VIEs for the purposes of securitization. These VIEs then issue CMBS that are collateralized in part by these assets, as well as other assets transferred to the VIE by third parties. In certain instances, we retain an interest in the VIE and/or serve as special servicer for the VIE. In these circumstances, we generally consolidate the VIE into which the loans were sold. The following summarizes the fair value and par value of loans sold from our conduit platform, as well as the amount of sale proceeds used in part to repay the outstanding balance of the repurchase agreements associated with these loans for the three and nine months ended September 30, 2019 and 2018 (amounts in thousands):

			Repayment of
			repurchase
	Face Amount	Proceeds	agreements
For the Three Months Ended September 30,
2019	$262,528	$274,714	$201,363
2018	360,651	372,300	272,156
For the Nine Months Ended September 30,
2019	$787,160	$826,932	$608,348
2018	825,610	854,065	623,538

Securitization Financing Arrangements and Sales

Within the Commercial and Residential Lending Segment, we originate or acquire residential and commercial mortgage loans, subsequently selling all or a portion thereof. Typically, our motivation for entering into these transactions is to effectively create leverage on the subordinated position that we will retain and hold for investment. These loans may be sold directly or through a securitization. In certain instances, we retain an interest in the VIE and continue to act as servicer, special servicer or servicing administrator for the loan following its sale. In these circumstances, similar to the case of our Investing and Servicing Segment described above, we generally consolidate the VIE into which the loans were sold. During the three and nine months ended September 30, 2019, we consolidated the securitization VIEs into which our residential loans were sold. In these instances, we retained interests in the VIEs. The following table summarizes our loans sold and loans transferred as secured borrowings by the Commercial and Residential Lending Segment, net of expenses (amounts in thousands):

					Loan Transfers
	Loan Transfers Accounted for as Sales				Accounted for as Secured
	Commercial		Residential		Borrowings
	Face Amount	Proceeds	Face Amount	Proceeds	Face Amount	Proceeds
For the Three Months Ended September 30,
2019	$53,288	$53,249	$547,660	$571,333	$—	$—
2018	550,000	547,776	374,071	389,044	—	—
For the Nine Months Ended September 30,
2019	$554,710	$551,700	$911,713	$947,862	$—	$—
2018	746,400	742,496	374,071	389,044	—	—

During the three and nine months ended September 30, 2019, we recognized a $6.4 million and $6.7 million, respectively, change in fair value of mortgage loans held-for-sale, net in our condensed consolidated statements of operations in connection with residential mortgage loan securitizations. During the three and nine months ended September 30, 2018, we recognized a $2.4 million change in fair value of mortgage loans held-for-sale, net in our condensed consolidated statements of operations in connection with a residential mortgage loan securitization. During the three and nine months ended September 30, 2019, gains recognized by the Commercial and Residential Lending Segment on sales of commercial loans were $0.5 million and $3.5 million, respectively. During the three and nine months ended September 30, 2018, gains (losses) recognized by the Commercial and Residential Lending Segment on sales of loans were not material.

Our securitizations have each been structured as bankruptcy-remote entities whose assets are not intended to be available to the creditors of any other party.

Infrastructure Loan Sales

During the three and nine months ended September 30, 2019, the Infrastructure Lending Segment sold loans held-for-sale with an aggregate face amount of $47.3 million and $404.1 million, respectively, for proceeds of $47.0 million and $393.3 million, respectively. A gain of $3.1 million was recognized during the nine months ended September 30, 2019. There was no gain recognized during the three months ended September 30, 2019. In connection with these sales, we sold an interest rate swap guarantee for cash payment of $3.1 million and recognized a decrease in fair value of $2.7 million within gain on derivative financial instruments, net in our condensed consolidated statement of operations during the nine months ended September 30, 2019. Refer to Note 12 for further discussion of our interest rate swap guarantees. There were no sales of loans by the Infrastructure Lending Segment during the nine months ended September 30, 2018.

12. Derivatives and Hedging Activity

Risk Management Objective of Using Derivatives

We are exposed to certain risks arising from both our business operations and economic conditions. Refer to Note 13 to the consolidated financial statements included in our Form 10-K for further discussion of our risk management objectives and policies.

Designated Hedges

The Company does not generally elect to apply the hedge accounting designation to its hedging instruments. As of September 30, 2019 and December 31, 2018, the Company did not have any designated hedges. As of September 30, 2018, the Company had one interest rate swap that had been designated as a cash flow hedge of the interest rate risk associated with forecasted interest payments. During the three and nine months ended September 30, 2018, the impact of this cash flow hedge on our net income was not material and we did not recognize any hedge ineffectiveness in earnings.

Non-designated Hedges and Derivatives

We have entered into the following types of non-designated hedges and derivatives:

●	Foreign exchange (“Fx”) forwards whereby we agree to buy or sell a specified amount of foreign currency for a specified amount of USD at a future date, economically fixing the USD amounts of foreign denominated cash flows we expect to receive or pay related to certain foreign denominated loan investments and properties;
●	Interest rate contracts which hedge a portion of our exposure to changes in interest rates;
●	Credit index instruments which hedge a portion of our exposure to the credit risk of our commercial loans held-for-sale;
●	Forward loan purchase commitments whereby we agree to buy a specified amount of residential mortgage loans at a future date for a specified price and the counterparty is contractually obligated to deliver such mortgage loans (see Note 21); and
●	Interest rate swap guarantees whereby we guarantee the interest rate swap obligations of certain Infrastructure Lending borrowers. Our interest rate swap guarantees were assumed in connection with the acquisition of the Infrastructure Lending Segment.

The following table summarizes our non-designated derivatives as of September 30, 2019 (notional amounts in thousands):

Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx contracts – Sell Euros ("EUR")	114	307,452	EUR	November 2019 – November 2022
Fx contracts – Sell Pounds Sterling ("GBP")	97	322,315	GBP	October 2019 – April 2022
Fx contracts – Sell Australian dollar ("AUD")	2	12,307	AUD	October 2019 – November 2021
Fx contracts – Buy GBP	1	921	GBP	October 2019
Interest rate swaps – Paying fixed rates	54	1,292,709	USD	July 2022 – October 2029
Interest rate swaps – Receiving fixed rates	2	970,000	USD	January 2021 – March 2025
Interest rate caps	9	127,528	USD	January 2020 – August 2023
Credit index instruments	5	89,000	USD	November 2054 – August 2061
Forward loan purchase commitments	1	46,486	USD	October 2019
Interest rate swap guarantees	6	390,970	USD	March 2022 – June 2025
Interest rate swap guarantees	1	10,263	GBP	December 2024
Total	292

The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018 (amounts in thousands):

	Fair Value of Derivatives		Fair Value of Derivatives
	in an Asset Position (1) as of		in a Liability Position (2) as of
	September 30,	December 31,	September 30,	December 31,
	2019	2018	2019	2018
Interest rate contracts	$24,664	$30,791	$3,587	$14,457
Interest rate swap guarantees	—	—	904	396
Foreign exchange contracts	56,611	21,346	156	562
Credit index instruments	208	554	134	—
Total derivatives	$81,483	$52,691	$4,781	$15,415
(1)	Classified as derivative assets in our condensed consolidated balance sheets.

(2)	Classified as derivative liabilities in our condensed consolidated balance sheets.

The tables below present the effect of our derivative financial instruments on the condensed consolidated statements of operations and of comprehensive income for the three and nine months ended September 30, 2019 and 2018 (amounts in thousands):

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Recognized in Income for the		Recognized in Income for the
Derivatives Not Designated	Location of Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
as Hedging Instruments	Recognized in Income	2019	2018	2019	2018
Interest rate contracts	Gain on derivative financial instruments	$(7,898)	$4,444	$(21,733)	$10,553
Interest rate swap guarantees	Gain on derivative financial instruments	(468)	—	(3,640)	—
Foreign exchange contracts	Gain on derivative financial instruments	30,426	8,073	46,116	17,748
Credit index instruments	Gain on derivative financial instruments	(127)	(782)	(1,049)	(803)
		$21,933	$11,735	$19,694	$27,498

Gain (Loss)
	Gain (Loss)	Reclassified	Gain (Loss)
	Recognized	from AOCI	Recognized
Derivatives Designated as Hedging Instruments	in OCI	into Income	in Income	Location of Gain (Loss)
For the Three Months Ended September 30,	(effective portion)	(effective portion)	(ineffective portion)	Recognized in Income
2019	$—	$—	$—	Interest expense
2018	$—	$6	$—	Interest expense

For the Nine Months Ended September 30,
2019	$—	$—	$—	Interest expense
2018	$8	$32	$—	Interest expense

13. Offsetting Assets and Liabilities

The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

				(iv)
				Gross Amounts Not
				Offset in the Statement
		(ii)	(iii) = (i) - (ii)	of Financial Position
		Gross Amounts	Net Amounts		Cash
	(i)	Offset in the	Presented in		Collateral
	Gross Amounts	Statement of	the Statement of	Financial	Received /	(v) = (iii) - (iv)
	Recognized	Financial Position	Financial Position	Instruments	Pledged	Net Amount
As of September 30, 2019
Derivative assets	$81,483	$—	$81,483	$679	$20,727	$60,077
Derivative liabilities	$4,781	$—	$4,781	$679	$3,198	$904
Repurchase agreements	4,132,858	—	4,132,858	4,132,858	—	—
	$4,137,639	$—	$4,137,639	$4,133,537	$3,198	$904
As of December 31, 2018
Derivative assets	$52,691	$—	$52,691	$1,408	$—	$51,283
Derivative liabilities	$15,415	$—	$15,415	$1,408	$8,658	$5,349
Repurchase agreements	4,289,750	—	4,289,750	4,289,750	—	—
	$4,305,165	$—	$4,305,165	$4,291,158	$8,658	$5,349

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

During the three months ended September 30, 2019, we refinanced a pool of our commercial loans held-for-investment through a CLO, which is considered to be a VIE. We are the primary beneficiary of, and therefore consolidate, the CLO in our financial statements as we have both (i) the power to direct the activities in our role as collateral manager that most significantly impact the CLO’s economic performance, and (ii) the obligation to absorb losses and the right to receive benefits from the CLO that could be potentially significant through the subordinate interests we own.

The following table details the assets and liabilities of our consolidated CLO (amounts in thousands):

As of
September 30, 2019
Assets:
Loans held-for-investment	$1,098,817
Accrued interest receivable	2,384
Other assets	1,183
Total Assets	$1,102,384
Liabilities
Accounts payable, accrued expenses and other liabilities	$1,402
Collateralized loan obligations, net	927,436
Total Liabilities	$928,838

Assets held by this CLO are restricted and can be used only to settle obligations of the CLO, including the subordinate interests owned by us. The liabilities of this CLO are non-recourse to us and can only be satisfied from the assets of the CLO.

We also hold controlling interests in other non-securitization entities that are considered VIEs, most of which were established to facilitate the acquisition of certain properties. SPT Dolphin Intermediate LLC (“SPT Dolphin”), the entity which holds the Woodstar II Portfolio, is a VIE because the third party interest holders do not carry kick-out rights or substantive participating rights. We were deemed to be the primary beneficiary of the VIE because we possess both the power to direct the activities of the VIE that most significantly impact its economic performance and a significant economic interest in the entity. This VIE had net assets of $685.2 million and liabilities of $446.2 million as of September 30, 2019. In total, our other consolidated non-securitization VIEs, including SPT Dolphin described above, had net assets of $766.5 million and liabilities of $506.9 million as of September 30, 2019.

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

As of September 30, 2019, four of our collateralized debt obligation (“CDO”) structures within our Investing and Servicing Segment were in default or imminent default, which, pursuant to the underlying indentures, changes the rights of the variable interest holders. Upon default of a CDO, the trustee or senior note holders are allowed to exercise certain rights, including liquidation of the collateral, which at that time, is the activity which would most significantly impact the CDO’s economic performance. Further, when the CDO is in default, the collateral administrator no longer has the option to purchase securities from the CDO. In cases where the CDO is in default and we do not have the ability to exercise rights which would most significantly impact the CDO’s economic performance, we do not consolidate the VIE. As of September 30, 2019, none of these CDO structures were consolidated.

As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of September 30, 2019, our maximum risk of loss related to securitization VIEs in which we were not the primary beneficiary was $46.3 million on a fair value basis.

As of September 30, 2019, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances, excluding the notional value of interest-only securities, of $7.1 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.

We also hold passive non-controlling interests in certain unconsolidated entities that are considered VIEs. We are not the primary beneficiaries of these VIEs as we do not possess the power to direct the activities of the VIEs that most significantly impact their economic performance and therefore report our interests, which totaled $90.5 million as of September 30, 2019, within investment in unconsolidated entities on our condensed consolidated balance sheet. Our maximum risk of loss is limited to our carrying value of the investments.

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

Base Management Fee. For the three months ended September 30, 2019 and 2018, approximately $19.2 million and $18.4 million, respectively, was incurred for base management fees. For the nine months ended September 30, 2019 and 2018, approximately $57.7 million and $53.9 million, respectively, was incurred for base management fees. As of both September 30, 2019 and December 31, 2018, there were $19.2 million of unpaid base management fees included in related-party payable in our condensed consolidated balance sheets.

Incentive Fee. For the three months ended September 30, 2019 and 2018, approximately $1.8 million and $4.3 million, respectively, was incurred for incentive fees. For the nine months ended September 30, 2019 and 2018, approximately $2.0 million and $19.6 million, respectively, was incurred for incentive fees. As of September 30, 2019 and December 31, 2018, there were $1.8 million and $21.8 million, respectively, of unpaid incentive fees included in related-party payable in our condensed consolidated balance sheets.

Expense Reimbursement. For both the three months ended September 30, 2019 and 2018, approximately $1.9 million was incurred for executive compensation and other reimbursable expenses and recognized within general and administrative expenses in our condensed consolidated statements of operations. For the nine months ended September 30, 2019 and 2018, approximately $5.8 million and $5.9 million, respectively, was incurred for executive compensation and other reimbursable expenses. As of September 30, 2019 and December 31, 2018, approximately $3.4 million and $3.0 million, respectively, of unpaid reimbursable executive compensation and other expenses were included in related-party payable in our condensed consolidated balance sheets.

Equity Awards. In certain instances, we issue RSAs to certain employees of affiliates of our Manager who perform services for us. During the three months ended September 30, 2019 and 2018, there were no RSAs granted. Expenses related to the vesting of awards to employees of affiliates of our Manager were $1.2 million and $0.8 million during the three months ended September 30, 2019 and 2018, respectively, and are reflected in general and administrative expenses in our condensed consolidated statements of operations. During the nine months ended September 30, 2019 and 2018, we granted 182,861 and 189,813 RSAs, respectively, at grant date fair values of $4.1 million and $4.0 million, respectively. Expenses related to the vesting of awards to employees of affiliates of our Manager were $3.0 million and $2.1 million during the nine months ended September 30, 2019 and 2018, respectively. These shares generally vest over a three-year period.

Manager Equity Plan

In May 2017, the Company’s shareholders approved the Starwood Property Trust, Inc. 2017 Manager Equity Plan (the “2017 Manager Equity Plan”), which replaced the Starwood Property Trust, Inc. Manager Equity Plan (“Manager Equity Plan”). In September 2019, we granted 1,200,000 RSUs to our Manager under the 2017 Manager Equity Plan. In April 2018, we granted 775,000 RSUs to our Manager under the 2017 Manager Equity Plan. In March 2017, we granted 1,000,000 RSUs to our Manager under the Manager Equity Plan. In May 2015, we granted 675,000 RSUs to our Manager under the Manager Equity Plan. In connection with these grants and prior similar grants, we recognized share-based compensation expense of $8.8 million and $3.2 million within management fees in our condensed consolidated statements of operations for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, we recognized $15.2 million and $9.4 million, respectively, related to these awards. Refer to Note 16 for further discussion of these grants.

Investments in Loans

In September 2019, the Company co-originated a €73.6 million first mortgage loan with SEREF, an affiliate of our Manager. The loan was to a third party borrower for the development of a Grade A office building and convention center in Dublin, Ireland. The Company originated €58.9 million of the loan and SEREF originated €14.7 million. The loan matures in May 2022.

In February 2019, the Company acquired a $60.0 million participation in a $1.0 billion first priority infrastructure term loan which bears interest at LIBOR plus 3.75%. In April 2019 and July 2019, the Company acquired participations of $5.0 million and $16.0 million, respectively, in a $0.3 billion upsize to the term loan. The loan is secured by two domestic natural gas power plants. An affiliate of our Manager, Starwood Energy Group, is the borrower under the term loan.

In March 2019, the Company originated a $22.5 million loan to refinance the debt of a commercial real estate partnership in which we hold a 50% equity interest.

During the three and nine months ended September 30, 2019, the Company acquired $97.4 million and $273.5 million, respectively, of loans from a residential mortgage originator in which it holds an equity interest. Also in September 2019, the Company amended a $2.0 million subordinated loan to this residential mortgage originator to extend the maturity from September 2019 to September 2020. Refer to Note 7 for further discussion.

Other Related-Party Arrangements

During the nine months ended September 30, 2019, we engaged Highmark Residential (“Highmark”) (formerly known as Milestone Management), an affiliate of our Manager, to provide property management services for 11 additional properties within our Woodstar I Portfolio, bringing the total number of our properties managed by Highmark to 21. Fees paid to Highmark are calculated as a percentage of gross receipts and are at market terms. During the three and nine months ended September 30, 2019, property management fees paid to Highmark were $0.4 million and $1.1 million, respectively.

Acquisitions from Consolidated CMBS Trusts

Our Investing and Servicing Segment acquires interests in properties for its REIS Equity Portfolio from CMBS trusts, some of which are consolidated as VIEs on our balance sheet. Acquisitions from consolidated VIEs are reflected as repayment of debt of consolidated VIEs in our condensed consolidated statements of cash flows. During the three and nine months ended September 30, 2019, we acquired $8.6 million of net real estate assets from a consolidated CMBS trust for a gross purchase price of $8.8 million. Refer to Note 3 for further discussion of this acquisition. During the nine months ended September 30, 2018, we acquired $27.7 million of net real estate assets from consolidated CMBS trusts for a gross purchase price of $28.0 million. No real estate assets were acquired from consolidated CMBS trusts during the three months ended September 30, 2018.

Refer to Note 16 to the consolidated financial statements included in our Form 10-K for further discussion of related-party agreements.

16. Stockholders’ Equity and Non-Controlling Interests

During the nine months ended September 30, 2019, our board of directors declared the following dividends:

Declaration Date	Record Date	Ex-Dividend Date	Payment Date	Amount	Frequency
8/7/19	9/30/19	9/27/19	10/15/19	$0.48	Quarterly
5/8/19	6/28/19	6/27/19	7/15/19	0.48	Quarterly
2/28/19	3/29/19	3/28/19	4/15/19	0.48	Quarterly

During the nine months ended September 30, 2019, we issued 3.6 million shares of common stock in connection with the settlement of $78.0 million of our 2019 Notes. There were no shares of common stock issued in connection with the settlement of our 2019 Notes during the three months ended September 30, 2019. During the three and nine months ended September 30, 2018, we issued 11.2 million shares in connection with the settlement of $235.5 million of our 2019 Notes. Refer to Note 10 for further discussion.

During the nine months ended September 30, 2019 and 2018, there were no shares issued under our At-The-Market Equity Offering Sales Agreement. During the nine months ended September 30, 2019 and 2018, shares issued under the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) were not material.

In February 2017, our board of directors extended the term of our $500.0 million common stock and Convertible Note repurchase program through January 2019. Refer to Note 17 to the consolidated financial statements included in our Form 10-K for further information regarding the repurchase program. There were no share or Convertible Notes repurchases under the repurchase program during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, we repurchased 573,255 shares of common stock for $12.1 million and no Convertible Notes under our repurchase program.

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

The table below summarizes our share awards granted or vested under the Manager Equity Plan and the 2017 Manager Equity Plan during the nine months ended September 30, 2019 and 2018 (dollar amounts in thousands):

Grant Date	Type	Amount Granted	Grant Date Fair Value	Vesting Period
September 2019	RSU	1,200,000	$29,484	(1)
April 2018	RSU	775,000	16,329	3 years
March 2017	RSU	1,000,000	22,240	3 years
May 2015	RSU	675,000	16,511	3 years
(1)	Of the amount granted, 218,898 vested immediately on the grant date and the remaining amount vests over a three-year period.

Schedule of Non-Vested Shares and Share Equivalents

		2017		Weighted Average
	2017	Manager		Grant Date Fair
	Equity Plan	Equity Plan	Total	Value (per share)
Balance as of January 1, 2019	1,436,445	997,920	2,434,365	$21.52
Granted	520,236	1,200,000	1,720,236	24.01
Vested	(499,735)	(662,648)	(1,162,383)	22.10
Forfeited	(14,761)	—	(14,761)	22.07
Balance as of September 30, 2019	1,442,185	1,535,272	2,977,457	22.72

As of September 30, 2019, there were 7.5 million shares of common stock available for future grants under the 2017 Manager Equity Plan and the 2017 Equity Plan.

Non-Controlling Interests in Consolidated Subsidiaries

In connection with our Woodstar II Portfolio acquisitions, we issued 11.9 million Class A Units in SPT Dolphin and have an obligation to issue an additional 0.2 million Class A Units if certain contingent events occur. The Class A Units are redeemable for consideration equal to the current share price of the Company’s common stock on a one-for-one basis, with the consideration paid in either cash or the Company’s common stock, at the determination of the Company. During the three and nine months ended September 30, 2019, redemptions of 0.2 million and 1.0 million of the Class A Units, respectively, were received and settled in common stock. In consolidation, the issued Class A Units are reflected as non-controlling interests in consolidated subsidiaries on our condensed consolidated balance sheets.

To the extent SPT Dolphin has sufficient cash available, the Class A Units earn a preferred return indexed to the dividend rate of the Company’s common stock. Any distributions made pursuant to this waterfall are recognized within net income attributable to non-controlling interests in our condensed consolidated statements of operations. During the three and nine months ended September 30, 2019, we recognized net income attributable to non-controlling interests of $5.2 million and $16.3 million, respectively, associated with these Class A Units. During the three and nine months ended September 30, 2018, we recognized net income attributable to non-controlling interests of $4.8 million and $11.9 million, respectively, associated with these Class A Units.

17. Earnings per Share

The following table provides a reconciliation of net income and the number of shares of common stock used in the computation of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Basic Earnings
Income attributable to STWD common stockholders	$140,396	$84,536	$337,795	$293,698
Less: Income attributable to participating shares not already deducted as non-controlling interests	(1,205)	(970)	(2,779)	(2,725)
Basic earnings	$139,191	$83,566	$335,016	$290,973

Diluted Earnings
Income attributable to STWD common stockholders	$140,396	$84,536	$337,795	$293,698
Less: Income attributable to participating shares not already deducted as non-controlling interests	(1,205)	(970)	(2,779)	(2,725)
Add: Interest expense on Convertible Notes (1)	3,071	*	9,306	21,102
Add: Loss on extinguishment of Convertible Notes (1)	—	*	—	1,810
Add: Undistributed earnings to participating shares	188	—	—	—
Less: Undistributed earnings reallocated to participating shares	(182)	—	—	—
Diluted earnings	$142,268	$83,566	$344,322	$313,885

Number of Shares:
Basic — Average shares outstanding	279,992	265,355	278,934	262,356
Effect of dilutive securities — Convertible Notes (1)	9,649	*	9,857	25,675
Effect of dilutive securities — Contingently issuable shares	38	99	38	99
Effect of dilutive securities — Unvested non-participating shares	233	2	192	—
Diluted — Average shares outstanding	289,912	265,456	289,021	288,130

Earnings Per Share Attributable to STWD Common Stockholders:
Basic	$0.50	$0.31	$1.20	$1.11
Diluted	$0.49	$0.31	$1.19	$1.09
(1)	Prior to June 30, 2018, the Company had asserted its intent and ability to settle the principal amount of the Convertible Notes in cash. Accordingly, under GAAP, the dilutive effect to EPS was previously determined using the treasury stock method by dividing only the “conversion spread value” of the “in-the-money” Convertible Notes by the Company’s average share price and including the resulting share amount in the diluted EPS denominator. The conversion value of the principal amount of the Convertible Notes was not included. Effective June 30, 2018, the Company no longer asserts its intent to fully settle the principal amount of the Convertible Notes in cash upon conversion. Accordingly, under GAAP, the dilutive effect to EPS for the periods presented above is determined using the “if-converted” method whereby interest expense or any loss on extinguishment of our Convertible Notes is added back to the diluted EPS numerator and the full number of potential shares contingently issuable upon their conversion is included in the diluted EPS denominator, if dilutive. Refer to Note 10 for further discussion.

* Our Convertible Notes were not dilutive for the three months ended September 30, 2018.

As of September 30, 2019 and 2018, participating shares of 13.4 million and 12.2 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above. Such participating shares at September 30, 2019 and 2018 included 10.9 million and 10.2 million potential shares, respectively, of our common stock issuable upon redemption of the Class A Units in SPT Dolphin, as discussed in Note 16.

18. Accumulated Other Comprehensive Income

The changes in AOCI by component are as follows (amounts in thousands):

		Cumulative
		Unrealized Gain
	Effective Portion of	(Loss) on	Foreign
	Cumulative Loss on	Available-for-	Currency
	Cash Flow Hedges	Sale Securities	Translation	Total
Three Months Ended September 30, 2019
Balance at July 1, 2019	$—	$53,049	$4,075	$57,124
OCI before reclassifications	—	(520)	(4,168)	(4,688)
Amounts reclassified from AOCI	—	(59)	—	(59)
Net period OCI	—	(579)	(4,168)	(4,747)
Balance at September 30, 2019	$—	$52,470	$(93)	$52,377
Three Months Ended September 30, 2018
Balance at July 1, 2018	$7	$60,075	$8,052	$68,134
OCI before reclassifications	—	715	(945)	(230)
Amounts reclassified from AOCI	(6)	22	—	16
Net period OCI	(6)	737	(945)	(214)
Balance at September 30, 2018	$1	$60,812	$7,107	$67,920
Nine Months Ended September 30, 2019
Balance at January 1, 2019	$—	$53,515	$5,145	$58,660
OCI before reclassifications	—	(986)	(5,238)	(6,224)
Amounts reclassified from AOCI	—	(59)	—	(59)
Net period OCI	—	(1,045)	(5,238)	(6,283)
Balance at September 30, 2019	$—	$52,470	$(93)	$52,377
Nine Months Ended September 30, 2018
Balance at January 1, 2018	$25	$57,889	$12,010	$69,924
OCI before reclassifications	8	2,977	(4,903)	(1,918)
Amounts reclassified from AOCI	(32)	(54)	—	(86)
Net period OCI	(24)	2,923	(4,903)	(2,004)
Balance at September 30, 2018	$1	$60,812	$7,107	$67,920

The reclassifications out of AOCI impacted the condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 as follows (amounts in thousands):

	Amounts Reclassified from		Amounts Reclassified from
	AOCI during the Three Months		AOCI during the Nine Months		Affected Line Item
	Ended September 30,		Ended September 30,		in the Statements
Details about AOCI Components	2019	2018	2019	2018	of Operations
Gain (loss) on cash flow hedges:
Interest rate contracts	$—	$6	$—	$32	Interest expense
Unrealized gains (losses) on available-for-sale securities:
Interest realized upon collection	59	—	59	46	Interest income from investment securities
Net realized (loss) gain on sale of investment	—	(22)	—	8	Gain on sale of investments and other assets, net
Total	59	(22)	59	54
Total reclassifications for the period	$59	$(16)	$59	$86

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

Loans held-for-sale and loans held-for-investment, residential

We measure the fair value of our residential mortgage loans held-for-sale and held-for-investment based on the net present value of expected future cash flows using a combination of observable and unobservable inputs. Observable market participant assumptions include pricing related to trades of residential mortgage loans with similar characteristics. Unobservable inputs include the expectation of future cash flows, which involves judgments about the underlying collateral, the creditworthiness of the borrower, estimated prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. At each measurement date, we consider both the observable and unobservable valuation inputs in the determination of fair value. However, given the significance of the unobservable inputs, these loans have been classified within Level III.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2019 and December 31, 2018, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.

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

Secured financing agreements, CLO, unsecured senior notes not convertible and secured borrowings on transferred loans

The fair value of the secured financing agreements, CLO, unsecured senior notes not convertible and secured borrowings on transferred loans are determined by discounting the contractual cash flows at the interest rate we estimate such arrangements would bear if executed in the current market. We have determined that our valuation of these instruments should be classified in Level III of the fair value hierarchy.

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

Fair Value Disclosures

The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the condensed consolidated balance sheets by their level in the fair value hierarchy as of September 30, 2019 and December 31, 2018 (amounts in thousands):

	September 30, 2019
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$1,649,362	$—	$225,813	$1,423,549
RMBS	195,297	—	—	195,297
CMBS	46,299	—	10,419	35,880
Equity security	11,286	11,286	—	—
Domestic servicing rights	18,249	—	—	18,249
Derivative assets	81,483	—	81,483	—
VIE assets	59,249,054	—	—	59,249,054
Total	$61,251,030	$11,286	$317,715	$60,922,029
Financial Liabilities:
Derivative liabilities	$4,781	$—	$4,781	$—
VIE liabilities	58,018,209	—	55,748,104	2,270,105
Total	$58,022,990	$—	$55,752,885	$2,270,105

	December 31, 2018
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$671,282	$—	$—	$671,282
RMBS	209,079	—	—	209,079
CMBS	41,347	—	16,119	25,228
Equity security	11,893	11,893	—	—
Domestic servicing rights	20,557	—	—	20,557
Derivative assets	52,691	—	52,691	—
VIE assets	53,446,364	—	—	53,446,364
Total	$54,453,213	$11,893	$68,810	$54,372,510
Financial Liabilities:
Derivative liabilities	$15,415	$—	$15,415	$—
VIE liabilities	52,195,042	—	50,753,596	1,441,446
Total	$52,210,457	$—	$50,769,011	$1,441,446

The changes in financial assets and liabilities classified as Level III are as follows for the three and nine months ended September 30, 2019 and 2018 (amounts in thousands):

				Domestic
	Loans at			Servicing		VIE
Three Months Ended September 30, 2019	Fair Value	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
July 1, 2019 balance	$1,372,398	$200,874	$34,283	$18,874	$57,667,606	$(2,374,002)	$56,920,033
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	32,512	—	432	(625)	(380,973)	28,005	(320,649)
Net accretion	—	2,446	—	—	—	—	2,446
Included in OCI	—	(578)	—	—	—	—	(578)
Purchases / Originations	1,123,553	—	5,165	—	—	—	1,128,718
Sales	(846,047)	—	—	—	—	—	(846,047)
Issuances	—	—	—	—	—	(22,958)	(22,958)
Cash repayments / receipts	(33,054)	(7,445)	(3,343)	—	—	(12,516)	(56,358)
Transfers into Level III	—	—	—	—	—	(122,911)	(122,911)
Transfers out of Level III	(225,813)	—	—	—	—	319,727	93,914
Consolidation of VIEs	—	—	—	—	1,999,780	(85,450)	1,914,330
Deconsolidation of VIEs	—	—	(657)	—	(37,359)	—	(38,016)
September 30, 2019 balance	$1,423,549	$195,297	$35,880	$18,249	$59,249,054	$(2,270,105)	$58,651,924
Amount of total gains (losses) included in earnings attributable to assets still held at September 30, 2019	$4,537	$2,390	$434	$(625)	$(380,973)	$28,005	$(346,232)

				Domestic
	Loans at			Servicing		VIE
Three Months Ended September 30, 2018	Fair Value	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
July 1, 2018 balance	$897,259	$235,796	$24,650	$22,742	$48,044,873	$(2,002,115)	$47,223,205
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	4,036	100	63	(974)	(1,261,314)	371,310	(886,779)
Net accretion	—	2,526	—	—	—	—	2,526
Included in OCI	—	737	—	—	—	—	737
Purchases / Originations	597,318	—	—	—	—	—	597,318
Sales	(565,990)	(2,046)	(3,163)	—	—	—	(571,199)
Issuances	—	—	—	—	—	(18,901)	(18,901)
Cash repayments / receipts	(19,118)	(9,246)	(6,815)	—	—	(17,268)	(52,447)
Transfers into Level III	—	—	27,776	—	—	(259,701)	(231,925)
Transfers out of Level III	—	—	—	—	—	108,123	108,123
Consolidation of VIEs	—	—	3,304	—	1,623,863	(23,095)	1,604,072
Deconsolidation of VIEs	—	—	—	—	(372,812)	48,442	(324,370)
September 30, 2018 balance	$913,505	$227,867	$45,815	$21,768	$48,034,610	$(1,793,205)	$47,450,360
Amount of total (losses) gains included in earnings attributable to assets still held at September 30, 2018	$(2,501)	$2,526	$(884)	$(974)	$(1,261,314)	$371,310	$(891,837)

				Domestic
	Loans at			Servicing		VIE
Nine Months Ended September 30, 2019	Fair Value	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
January 1, 2019 balance	$671,282	$209,079	$25,228	$20,557	$53,446,364	$(1,441,446)	$52,931,064
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	65,669	—	1,153	(2,308)	39,961	51,907	156,382
Net accretion	—	7,484	—	—	—	—	7,484
Included in OCI	—	(1,044)	—	—	—	—	(1,044)
Purchases / Originations	2,775,787	—	5,165	—	—	—	2,780,952
Sales	(1,774,794)	—	(3,978)	—	—	—	(1,778,772)
Issuances	—	—	—	—	—	(81,681)	(81,681)
Cash repayments / receipts	(88,582)	(20,222)	(8,933)	—	—	(15,786)	(133,523)
Transfers into Level III	—	—	5,350	—	—	(1,374,505)	(1,369,155)
Transfers out of Level III	(225,813)	—	—	—	—	750,546	524,733
Consolidation of VIEs	—	—	—	—	6,103,915	(193,300)	5,910,615
Deconsolidation of VIEs	—	—	11,895	—	(341,186)	34,160	(295,131)
September 30, 2019 balance	$1,423,549	$195,297	$35,880	$18,249	$59,249,054	$(2,270,105)	$58,651,924
Amount of total gains (losses) included in earnings attributable to assets still held at September 30, 2019	$6,775	$7,397	$101	$(2,308)	$39,961	$51,907	$103,833

				Domestic
	Loans at			Servicing		VIE
Nine Months Ended September 30, 2018	Fair Value	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
January 1, 2018 balance	$745,743	$247,021	$24,191	$30,759	$51,045,874	$(2,188,937)	$49,904,651
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	26,669	241	76	(8,991)	(5,055,029)	906,360	(4,130,674)
Net accretion	—	7,967	—	—	—	—	7,967
Included in OCI	—	2,923	—	—	—	—	2,923
Purchases / Originations	1,508,010	—	1,463	—	—	—	1,509,473
Sales	(1,047,755)	(2,853)	(3,163)	—	—	—	(1,053,771)
Issuances	—	—	—	—	—	(26,849)	(26,849)
Cash repayments / receipts	(123,652)	(27,432)	(7,832)	—	—	(75,078)	(233,994)
Transfers into Level III	—	—	27,776	—	—	(950,660)	(922,884)
Transfers out of Level III	(195,510)	—	—	—	—	425,973	230,463
Consolidation of VIEs	—	—	3,304	—	3,438,933	(23,095)	3,419,142
Deconsolidation of VIEs	—	—	—	—	(1,395,168)	139,081	(1,256,087)
September 30, 2018 balance	$913,505	$227,867	$45,815	$21,768	$48,034,610	$(1,793,205)	$47,450,360
Amount of total (losses) gains included in earnings attributable to assets still held at September 30, 2018	$(2,023)	$7,913	$(1,252)	$(8,991)	$(5,055,029)	$906,360	$(4,153,022)

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

The following table presents the fair values, all of which are classified in Level III of the fair value hierarchy, of our financial instruments not carried at fair value on the condensed consolidated balance sheets (amounts in thousands):

	September 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets not carried at fair value:
Loans held-for-investment, loans held-for-sale and loans transferred as secured borrowings	$8,712,410	$8,772,670	$9,122,972	$9,178,709
HTM debt securities	556,255	554,302	644,149	643,948
Financial liabilities not carried at fair value:
Secured financing agreements, CLO and secured borrowings on transferred loans	$9,175,524	$9,155,331	$8,757,804	$8,662,548
Unsecured senior notes	1,926,693	2,027,863	1,998,831	1,945,160

The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Carrying Value at	Valuation	Unobservable	Range as of (1)
	September 30, 2019	Technique	Input	September 30, 2019	December 31, 2018
Loans under fair value option	$1,423,549	Discounted cash flow	Yield (b)	3.4% - 6.1%	4.6% - 6.1%
			Duration (c)	1.3 - 10.7 years	2.5 - 14.4 years
RMBS	195,297	Discounted cash flow	Constant prepayment rate (a)	3.3% - 19.9%	3.2% - 25.2%
			Constant default rate (b)	1.1% - 4.5%	1.1% - 5.5%
			Loss severity (b)	0% - 96% (e)	0% - 73% (e)
			Delinquency rate (c)	4% - 31%	4% - 31%
			Servicer advances (a)	22% - 84%	21% - 83%
			Annual coupon deterioration (b)	0% - 1.8%	0% - 1.4%
			Putback amount per projected total collateral loss (d)	0% - 28%	0% - 7%
CMBS	35,880	Discounted cash flow	Yield (b)	0% - 715.4%	0% - 473.5%
			Duration (c)	0 - 9.7 years	0 - 9.7 years
Domestic servicing rights	18,249	Discounted cash flow	Debt yield (a)	7.50%	7.75%
			Discount rate (b)	15%	15%
			Control migration (b)	0% - 80%	0% - 80%
VIE assets	59,249,054	Discounted cash flow	Yield (b)	0% - 823.6%	0% - 290.9%
			Duration (c)	0 – 19.3 years	0 - 20.4 years
VIE liabilities	(2,270,105)	Discounted cash flow	Yield (b)	0% - 823.6%	0% - 290.9%
			Duration (c)	0 - 11.5 years	0 - 13.7 years
(1)	The ranges of significant unobservable inputs are represented in percentages and years.

Sensitivity of the Fair Value to Changes in the Unobservable Inputs

(a)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
(b)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.
(c)	Significant increase (decrease) in the unobservable input in isolation would result in either a significantly lower or higher (higher or lower) fair value measurement depending on the structural features of the security in question.
(d)	Any delay in the putback recovery date leads to a decrease in fair value for the majority of securities in our RMBS portfolio.
(e)	25% and 55% of the portfolio falls within a range of 45%-80% as of September 30, 2019 and December 31, 2018, respectively.

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

Our TRSs engage in various real estate related operations, including special servicing of commercial real estate, originating and securitizing commercial mortgage loans, and investing in entities which engage in real estate related operations. As of September 30, 2019 and December 31, 2018, approximately $2.1 billion and $553.5 million, respectively, of assets were owned by TRS entities. Our TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.

The following table is a reconciliation of our U.S. federal income tax determined using our statutory federal tax rate to our reported income tax provision for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
Federal statutory tax rate	$32,448	21.0%	$20,509	21.0%	$77,140	21.0%	$68,406	21.0%
REIT and other non-taxable income	(28,870)	(18.7)%	(13,628)	(13.9)%	(71,042)	(19.3)%	(57,128)	(17.6)%
State income taxes	937	0.6%	1,803	1.8%	1,597	0.4%	2,954	0.9%
Federal benefit of state tax deduction	(196)	(0.1)%	(378)	(0.4)%	(335)	(0.1)%	(620)	(0.2)%
Other	194	0.1%	(25)	—%	1,020	0.3%	868	0.3%
Effective tax rate	$4,513	2.9%	$8,281	8.5%	$8,380	2.3%	$14,480	4.4%

21. Commitments and Contingencies

As of September 30, 2019, our Commercial and Residential Lending Segment had future commercial loan funding commitments totaling $2.7 billion, of which we expect to fund $2.5 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Additionally, as of September 30, 2019, our Commercial and Residential Lending Segment had outstanding residential mortgage loan purchase commitments of $46.5 million to a third party residential mortgage originator.

As of September 30, 2019, our Infrastructure Lending Segment had future infrastructure loan funding commitments totaling $189.8 million, including $155.0 million under revolvers and letters of credit (“LCs”), and $34.8 million under delayed draw term loans. As of September 30, 2019, $18.4 million of revolvers and LCs were outstanding.

In connection with the Infrastructure Lending Segment acquisition, we assumed guarantees of certain borrowers’ performance under existing interest rate swaps.  As of September 30, 2019, we had 7 outstanding guarantees on interest rate swaps maturing between March 2022 and June 2025. Refer to Note 12 for further discussion.

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

Lease Commitment Disclosures

Our lease commitments consist of corporate office leases and ground leases for investment properties, all of which are classified as operating leases. We sublease some of the space within our corporate offices to third parties. Our lease costs and sublease income were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating lease costs	$1,667	$1,245	$4,177	$3,721
Short-term lease costs	29	40	92	116
Sublease income	(405)	(396)	(1,209)	(1,231)
Total lease cost	$1,291	$889	$3,060	$2,606

Information concerning our operating lease liabilities, which are classified within accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheet as of September 30, 2019, is as follows (dollars in thousands):

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2019	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities—operating	$1,310	$3,904

	September 30, 2019
Weighted-average remaining lease term	6.0	years
Weighted-average discount rate	4.4%

Future maturity of operating lease liabilities:
2019 (remainder of)	$1,310
2020	6,163
2021	3,480
2022	1,272
2023	1,281
Thereafter	7,208
Total	20,714
Less interest component	(2,513)
Operating lease liability	$18,201

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

The table below presents our results of operations for the three months ended September 30, 2019 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$145,290	$22,763	$—	$3,977	$—	$172,030	$—	$172,030
Interest income from investment securities	18,163	810	—	32,556	—	51,529	(34,853)	16,676
Servicing fees	97	—	—	18,243	—	18,340	(4,007)	14,333
Rental income	—	—	72,251	12,403	—	84,654	—	84,654
Other revenues	258	39	125	218	—	640	(3)	637
Total revenues	163,808	23,612	72,376	67,397	—	327,193	(38,863)	288,330
Costs and expenses:
Management fees	363	—	—	18	29,829	30,210	28	30,238
Interest expense	51,844	14,422	19,020	8,891	29,142	123,319	(163)	123,156
General and administrative	7,104	4,315	2,170	22,915	3,184	39,688	78	39,766
Acquisition and investment pursuit costs	506	21	—	(364)	—	163	—	163
Costs of rental operations	765	—	24,784	6,019	—	31,568	—	31,568
Depreciation and amortization	339	15	23,106	4,809	—	28,269	—	28,269
Loan loss provision, net	(39)	—	—	—	—	(39)	—	(39)
Other expense	77	—	46	—	—	123	—	123
Total costs and expenses	60,959	18,773	69,126	42,288	62,155	253,301	(57)	253,244
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	61,767	61,767
Change in fair value of servicing rights	—	—	—	57	—	57	(682)	(625)
Change in fair value of investment securities, net	(303)	—	—	22,476	—	22,173	(21,907)	266
Change in fair value of mortgage loans held-for-sale, net	10,088	—	—	22,433	—	32,521	—	32,521
Earnings from unconsolidated entities	2,507	—	223	253	—	2,983	(236)	2,747
Gain (loss) on sale of investments and other assets, net	482	(25)	—	20,700	—	21,157	—	21,157
Gain (loss) on derivative financial instruments, net	15,729	(109)	5,900	(6,376)	6,789	21,933	—	21,933
Foreign currency loss, net	(15,337)	(319)	(8)	—	—	(15,664)	—	(15,664)
Loss on extinguishment of debt	(857)	(2,101)	—	(194)	(1,472)	(4,624)	—	(4,624)
Other loss, net	—	(50)	—	—	—	(50)	—	(50)
Total other income (loss)	12,309	(2,604)	6,115	59,349	5,317	80,486	38,942	119,428
Income (loss) before income taxes	115,158	2,235	9,365	84,458	(56,838)	154,378	136	154,514
Income tax (provision) benefit	(3,194)	475	—	(1,794)	—	(4,513)	—	(4,513)
Net income (loss)	111,964	2,710	9,365	82,664	(56,838)	149,865	136	150,001
Net income attributable to non-controlling interests	—	—	(5,250)	(4,219)	—	(9,469)	(136)	(9,605)
Net income (loss) attributable to Starwood Property Trust, Inc.	$111,964	$2,710	$4,115	$78,445	$(56,838)	$140,396	$—	$140,396

The table below presents our results of operations for the three months ended September 30, 2018 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$147,913	3,053	$—	$3,535	$—	$154,501	$—	$154,501
Interest income from investment securities	10,320	107	—	34,477	—	44,904	(33,396)	11,508
Servicing fees	98	—	—	34,100	—	34,198	(6,374)	27,824
Rental income	—	—	76,067	15,065	—	91,132	—	91,132
Other revenues	265	44	169	229	89	796	(42)	754
Total revenues	158,596	3,204	76,236	87,406	89	325,531	(39,812)	285,719
Costs and expenses:
Management fees	453	—	—	18	25,937	26,408	111	26,519
Interest expense	43,322	2,258	19,483	7,396	30,475	102,934	(276)	102,658
General and administrative	7,016	537	1,680	19,131	2,753	31,117	86	31,203
Acquisition and investment pursuit costs	341	6,725	—	(539)	—	6,527	—	6,527
Costs of rental operations	—	—	23,052	7,139	—	30,191	—	30,191
Depreciation and amortization	17	—	28,448	5,828	—	34,293	—	34,293
Loan loss provision, net	929	—	—	—	—	929	—	929
Other expense	76	—	—	—	—	76	—	76
Total costs and expenses	52,154	9,520	72,663	38,973	59,165	232,475	(79)	232,396
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	33,289	33,289
Change in fair value of servicing rights	—	—	—	(1,994)	—	(1,994)	1,020	(974)
Change in fair value of investment securities, net	238	—	—	(4,966)	—	(4,728)	5,029	301
Change in fair value of mortgage loans held-for-sale, net	1,343	—	—	2,597	—	3,940	—	3,940
Earnings (loss) from unconsolidated entities	514	—	1,988	(134)	—	2,368	257	2,625
Gain on sale of investments and other assets, net	47	—	—	1,415	—	1,462	—	1,462
Gain (loss) on derivative financial instruments, net	7,278	455	5,895	3,076	(4,969)	11,735	—	11,735
Foreign currency loss, net	(3,546)	(531)	(1)	—	—	(4,078)	—	(4,078)
Loss on extinguishment of debt	(730)	—	—	—	(1,810)	(2,540)	—	(2,540)
Other (loss) income, net	(1)	—	2	(1,422)	—	(1,421)	—	(1,421)
Total other income (loss)	5,143	(76)	7,884	(1,428)	(6,779)	4,744	39,595	44,339
Income (loss) before income taxes	111,585	(6,392)	11,457	47,005	(65,855)	97,800	(138)	97,662
Income tax provision	(314)	—	(125)	(7,842)	—	(8,281)	—	(8,281)
Net income (loss)	111,271	(6,392)	11,332	39,163	(65,855)	89,519	(138)	89,381
Net (income) loss attributable to non-controlling interests	(365)	—	(4,769)	151	—	(4,983)	138	(4,845)
Net income (loss) attributable to Starwood Property Trust, Inc.	$110,906	(6,392)	$6,563	$39,314	$(65,855)	$84,536	$—	$84,536

The table below presents our results of operations for the nine months ended September 30, 2019 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$462,956	$74,969	$—	$8,987	$—	$546,912	$—	$546,912
Interest income from investment securities	62,438	2,563	—	88,012	—	153,013	(96,160)	56,853
Servicing fees	310	—	—	61,366	—	61,676	(13,902)	47,774
Rental income	—	—	215,098	40,686	—	255,784	—	255,784
Other revenues	714	732	291	929	26	2,692	(24)	2,668
Total revenues	526,418	78,264	215,389	199,980	26	1,020,077	(110,086)	909,991
Costs and expenses:
Management fees	1,127	—	—	54	74,924	76,105	122	76,227
Interest expense	172,012	49,257	57,142	25,152	84,878	388,441	(487)	387,954
General and administrative	20,626	13,624	5,394	61,943	10,429	112,016	258	112,274
Acquisition and investment pursuit costs	915	51	—	(387)	—	579	—	579
Costs of rental operations	1,525	—	70,846	19,503	—	91,874	—	91,874
Depreciation and amortization	695	15	70,078	15,287	—	86,075	—	86,075
Loan loss provision, net	2,046	1,196	—	—	—	3,242	—	3,242
Other expense	230	—	1,353	194	—	1,777	—	1,777
Total costs and expenses	199,176	64,143	204,813	121,746	170,231	760,109	(107)	760,002
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	164,761	164,761
Change in fair value of servicing rights	—	—	—	(1,617)	—	(1,617)	(691)	(2,308)
Change in fair value of investment securities, net	(2,945)	—	—	56,431	—	53,486	(52,491)	995
Change in fair value of mortgage loans held-for-sale, net	16,837	—	—	48,841	—	65,678	—	65,678
Earnings (loss) from unconsolidated entities	8,576	—	(42,538)	3,601	—	(30,361)	(1,275)	(31,636)
Gain on sale of investments and other assets, net	3,476	3,041	—	21,640	—	28,157	—	28,157
Gain (loss) on derivative financial instruments, net	12,024	(3,337)	(3,957)	(16,761)	31,725	19,694	—	19,694
Foreign currency loss, net	(17,025)	(102)	(7)	—	—	(17,134)	—	(17,134)
Loss on extinguishment of debt	(857)	(8,221)	—	(194)	(1,466)	(10,738)	—	(10,738)
Other loss, net	—	(50)	—	—	(73)	(123)	—	(123)
Total other income (loss)	20,086	(8,669)	(46,502)	111,941	30,186	107,042	110,304	217,346
Income (loss) before income taxes	347,328	5,452	(35,926)	190,175	(140,019)	367,010	325	367,335
Income tax (provision) benefit	(4,778)	746	(258)	(4,090)	—	(8,380)	—	(8,380)
Net income (loss)	342,550	6,198	(36,184)	186,085	(140,019)	358,630	325	358,955
Net income attributable to non-controlling interests	(392)	—	(16,322)	(4,121)	—	(20,835)	(325)	(21,160)
Net income (loss) attributable to Starwood Property Trust, Inc.	$342,158	$6,198	$(52,506)	$181,964	$(140,019)	$337,795	$—	$337,795

The table below presents our results of operations for the nine months ended September 30, 2018 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$431,153	3,053	$—	$9,619	$—	$443,825	$—	$443,825
Interest income from investment securities	33,689	107	—	99,348	—	133,144	(95,577)	37,567
Servicing fees	313	—	—	92,221	—	92,534	(21,328)	71,206
Rental income	—	—	217,178	43,955	—	261,133	—	261,133
Other revenues	683	44	351	973	227	2,278	(147)	2,131
Total revenues	465,838	3,204	217,529	246,116	227	932,914	(117,052)	815,862
Costs and expenses:
Management fees	1,396	—	—	54	82,895	84,345	310	84,655
Interest expense	110,169	2,258	55,397	18,298	96,132	282,254	(821)	281,433
General and administrative	19,962	537	5,510	64,006	8,602	98,617	256	98,873
Acquisition and investment pursuit costs	2,253	6,725	(46)	(467)	—	8,465	—	8,465
Costs of rental operations	—	—	72,531	20,250	—	92,781	—	92,781
Depreciation and amortization	50	—	86,655	16,482	—	103,187	—	103,187
Loan loss provision, net	27,726	—	—	—	—	27,726	—	27,726
Other expense	230	—	—	447	—	677	—	677
Total costs and expenses	161,786	9,520	220,047	119,070	187,629	698,052	(255)	697,797
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	129,888	129,888
Change in fair value of servicing rights	—	—	—	(14,417)	—	(14,417)	5,426	(8,991)
Change in fair value of investment securities, net	16	—	—	24,123	—	24,139	(16,285)	7,854
Change in fair value of mortgage loans held-for-sale, net	(165)	—	—	26,738	—	26,573	—	26,573
Earnings from unconsolidated entities	3,761	—	1,406	2,916	—	8,083	(1,450)	6,633
Gain on sale of investments and other assets, net	461	—	6,883	18,215	—	25,559	—	25,559
Gain (loss) on derivative financial instruments, net	15,927	455	27,734	7,720	(24,338)	27,498	—	27,498
Foreign currency loss, net	(3,260)	(531)	—	(2)	—	(3,793)	—	(3,793)
Loss on extinguishment of debt	(730)	—	—	(186)	(1,810)	(2,726)	—	(2,726)
Other income (loss), net	42	—	508	(1,365)	—	(815)	—	(815)
Total other income (loss)	16,052	(76)	36,531	63,742	(26,148)	90,101	117,579	207,680
Income (loss) before income taxes	320,104	(6,392)	34,013	190,788	(213,550)	324,963	782	325,745
Income tax provision	(2,981)	—	(1,997)	(9,502)	—	(14,480)	—	(14,480)
Net income (loss)	317,123	(6,392)	32,016	181,286	(213,550)	310,483	782	311,265
Net income attributable to non-controlling interests	(1,087)	—	(11,906)	(3,792)	—	(16,785)	(782)	(17,567)
Net income (loss) attributable to Starwood Property Trust, Inc.	$316,036	(6,392)	$20,110	$177,494	$(213,550)	$293,698	$—	$293,698

The table below presents our condensed consolidated balance sheet as of September 30, 2019 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$64,343	$6,404	$35,940	$46,872	$129,369	$282,928	$1,189	$284,117
Restricted cash	36,771	33,366	21,186	19,218	—	110,541	—	110,541
Loans held-for-investment, net	7,636,475	1,281,815	—	1,363	—	8,919,653	—	8,919,653
Loans held-for-sale	809,604	163,932	—	468,583	—	1,442,119	—	1,442,119
Investment securities	938,300	54,048	—	1,009,249	—	2,001,597	(1,192,460)	809,137
Properties, net	26,902	—	2,441,480	261,156	—	2,729,538	—	2,729,538
Intangible assets	—	—	75,965	68,748	—	144,713	(24,766)	119,947
Investment in unconsolidated entities	42,518	—	71,824	33,246	—	147,588	(21,473)	126,115
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Derivative assets	37,507	652	21,994	603	20,727	81,483	—	81,483
Accrued interest receivable	43,747	4,015	245	1,321	3,125	52,453	(676)	51,777
Other assets	98,664	5,978	72,932	64,068	9,129	250,771	2	250,773
VIE assets, at fair value	—	—	—	—	—	—	59,249,054	59,249,054
Total Assets	$9,734,831	$1,669,619	$2,741,566	$2,114,864	$162,350	$16,423,230	$58,010,870	$74,434,100
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$25,836	$15,719	$69,550	$72,055	$50,868	$234,028	$92	$234,120
Related-party payable	—	—	—	44	24,442	24,486	—	24,486
Dividends payable	—	—	—	—	137,273	137,273	—	137,273
Derivative liabilities	2,336	904	—	1,541	—	4,781	—	4,781
Secured financing agreements, net	4,061,849	1,168,166	1,868,416	771,618	391,989	8,262,038	(13,950)	8,248,088
Collateralized loan obligations, net	927,436	—	—	—	—	927,436	—	927,436
Unsecured senior notes, net	—	—	—	—	1,926,693	1,926,693	—	1,926,693
VIE liabilities, at fair value	—	—	—	—	—	—	58,018,209	58,018,209
Total Liabilities	5,017,457	1,184,789	1,937,966	845,258	2,531,265	11,516,735	58,004,351	69,521,086
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	2,871	2,871	—	2,871
Additional paid-in capital	1,307,064	481,206	609,241	156,094	2,568,066	5,121,671	—	5,121,671
Treasury stock	—	—	—	—	(104,194)	(104,194)	—	(104,194)
Accumulated other comprehensive income (loss)	52,471	—	(30)	(64)	—	52,377	—	52,377
Retained earnings (accumulated deficit)	3,357,839	3,624	(38,936)	1,095,602	(4,835,658)	(417,529)	—	(417,529)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,717,374	484,830	570,275	1,251,632	(2,368,915)	4,655,196	—	4,655,196
Non-controlling interests in consolidated subsidiaries	—	—	233,325	17,974	—	251,299	6,519	257,818
Total Equity	4,717,374	484,830	803,600	1,269,606	(2,368,915)	4,906,495	6,519	4,913,014
Total Liabilities and Equity	$9,734,831	$1,669,619	$2,741,566	$2,114,864	$162,350	$16,423,230	$58,010,870	$74,434,100

The table below presents our condensed consolidated balance sheet as of December 31, 2018 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$14,385	$13	$27,408	$31,449	$164,015	$237,270	$2,554	$239,824
Restricted cash	28,324	175,659	25,144	11,679	7,235	248,041	—	248,041
Loans held-for-investment, net	7,072,220	1,456,779	—	3,357	—	8,532,356	—	8,532,356
Loans held-for-sale	670,155	469,775	—	47,622	—	1,187,552	—	1,187,552
Loans transferred as secured borrowings	74,346	—	—	—	—	74,346	—	74,346
Investment securities	1,050,920	60,768	—	998,820	—	2,110,508	(1,204,040)	906,468
Properties, net	—	—	2,512,847	272,043	—	2,784,890	—	2,784,890
Intangible assets	—	—	90,889	78,219	—	169,108	(24,075)	145,033
Investment in unconsolidated entities	35,274	—	114,362	44,129	—	193,765	(22,000)	171,765
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Derivative assets	18,174	1,066	32,733	718	—	52,691	—	52,691
Accrued interest receivable	39,862	6,982	359	616	13,177	60,996	(641)	60,355
Other assets	13,958	20,472	67,098	49,363	2,057	152,948	(26)	152,922
VIE assets, at fair value	—	—	—	—	—	—	53,446,364	53,446,364
Total Assets	$9,017,618	$2,310,923	$2,870,840	$1,678,452	$186,484	$16,064,317	$52,198,136	$68,262,453
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$26,508	$26,476	$67,415	$75,655	$21,467	$217,521	$142	$217,663
Related-party payable	—	—	—	53	43,990	44,043	—	44,043
Dividends payable	—	—	—	—	133,466	133,466	—	133,466
Derivative liabilities	1,290	477	37	1,423	12,188	15,415	—	15,415
Secured financing agreements, net	4,405,599	1,524,551	1,884,187	585,258	297,920	8,697,515	(13,950)	8,683,565
Unsecured senior notes, net	—	—	—	—	1,998,831	1,998,831	—	1,998,831
Secured borrowings on transferred loans	74,239	—	—	—	—	74,239	—	74,239
VIE liabilities, at fair value	—	—	—	—	—	—	52,195,042	52,195,042
Total Liabilities	4,507,636	1,551,504	1,951,639	662,389	2,507,862	11,181,030	52,181,234	63,362,264
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	2,808	2,808	—	2,808
Additional paid-in capital	1,430,503	761,992	645,561	87,779	2,069,321	4,995,156	—	4,995,156
Treasury stock	—	—	—	—	(104,194)	(104,194)	—	(104,194)
Accumulated other comprehensive income (loss)	53,516	—	5,208	(64)	—	58,660	—	58,660
Retained earnings (accumulated deficit)	3,015,676	(2,573)	13,570	913,642	(4,289,313)	(348,998)	—	(348,998)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,499,695	759,419	664,339	1,001,357	(2,321,378)	4,603,432	—	4,603,432
Non-controlling interests in consolidated subsidiaries	10,287	—	254,862	14,706	—	279,855	16,902	296,757
Total Equity	4,509,982	759,419	919,201	1,016,063	(2,321,378)	4,883,287	16,902	4,900,189
Total Liabilities and Equity	$9,017,618	$2,310,923	$2,870,840	$1,678,452	$186,484	$16,064,317	$52,198,136	$68,262,453

23. Subsequent Events

Our significant events subsequent to September 30, 2019 were as follows:

Secured Financing Agreements

In October 2019, we entered into a $500.0 million credit agreement to finance loans within the Infrastructure Lending Segment. The facility carries a three-year revolving term with two one-year revolving extension options and an annual interest rate of LIBOR + 1.75%.

In October 2019, we entered into a $600.0 million first mortgage and mezzanine loan to refinance our existing Medical Office Portfolio debt of $494.3 million.  The facility carries a two-year term with three one-year extension options and a weighted average floating rate of interest of LIBOR + 2.07%, which we have swapped to fixed rate.

Residential Mortgage Loan Securitization

In October 2019, we securitized residential mortgage loans held-for-sale with a principal balance of $370.3 million.

The Retail Fund

On November 8, 2019, the secured financing of the Retail Fund, an investment in which we own a 33% equity interest (see Note 7), reached its maturity date. We believe the Retail Fund will not have the ability to repay the financing at maturity and such inability to repay may constitute an event of default under its financing facilities.

Dividend Declaration

On November 8, 2019, our board of directors declared a dividend of $0.48 per share for the fourth quarter of 2019, which is payable on January 15, 2020 to common stockholders of record as of December 31, 2019.

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

We have four reportable business segments as of September 30, 2019 and we refer to the investments within these segments as our target assets:

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

Developments During the Third Quarter of 2019

Commercial and Residential Lending Segment

●	In August 2019, we refinanced a pool of our commercial loans held-for-investment through a collateralized loan obligation (“CLO”), STWD 2019-FL1. The CLO has a contractual maturity of July 2038 and a weighted average cost of financing of LIBOR + 1.65%, inclusive of the amortization of deferred issuance costs. On the closing date, the CLO issued $1.1 billion principal amount of notes, of which $936.4 million was purchased by third party investors. We retained $86.6 million of notes, along with preferred shares with a liquidation preference of $77.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO in exchange for cash.

●	Originated or acquired $1.2 billion of commercial loans during the quarter, including the following:

o	$300.0 million first mortgage loan for the construction of the final phase of a 3.4 million square foot mixed use, waterfront property located in Washington D.C., of which the Company funded $5.3 million.

o	£203.1 million ($249.6 million) first mortgage loan for the construction of 79 residential units and a 50-key five star hotel located in London, England, which was unfunded as of September 30, 2019.

o	£185.0 million ($230.8 million) first mortgage loan for the acquisition and refurbishment of an office building located in London, England, which was unfunded as of September 30, 2019.

o	$112.0 million first mortgage and mezzanine loan for the refinancing of a nine-story, 355-key hotel located in Washington D.C., of which the Company funded $86.1 million.

o	$110.3 million first mortgage loan for the refinancing of 13 Class A and B office properties located in Long Island, New York, of which the Company funded $101.3 million.

●	Funded $276.1 million of previously originated commercial loan commitments.

●	Received gross proceeds of $825.2 million (net proceeds of $405.5 million) from sales, maturities and principal repayments on our commercial loans, preferred equity interests and single-borrower CMBS, of which $53.3 million related to loan sales.

●	Acquired $618.2 million of residential mortgage loans.

●	Received proceeds of $569.6 million, including retained RMBS of $52.8 million, from the securitization of $546.0 million of residential mortgage loans.

Infrastructure Lending Segment

●	Acquired $124.7 million of infrastructure loans and funded $30.3 million of pre-existing infrastructure loan commitments.

●	Received proceeds of $47.0 million from sales of infrastructure loans and $237.4 million from maturities and principal repayments on our infrastructure loans and bonds.

Investing and Servicing Segment

●	Originated commercial conduit loans of $505.4 million. Separately, received proceeds of $274.7 million from sales of previously originated commercial conduit loans.

●	Obtained five new special servicing assignments for CMBS trusts with a total unpaid principal balance of $3.2 billion.

●	Acquired CMBS for a purchase price of $10.2 million, net of non-controlling interests, and sold CMBS for total gross proceeds of $23.0 million.

●	Acquired commercial real estate from a CMBS trust for a gross purchase price of $8.8 million.

●	Sold commercial real estate for gross proceeds of $51.5 million and recognized a net gain of $16.7 million.

Corporate Financing

●	Entered into the following credit agreements: (i) a $400.0 million term loan facility that carries a seven-year term and an annual interest rate of LIBOR + 2.50%; and (ii) a $100.0 million revolving credit facility that carries a five-year term and an annual interest rate of LIBOR + 3.00%. A portion of the net proceeds from the term loan was used to repay the amount outstanding under our previous term loan.

Developments During the Nine Months Ended September 30, 2019

Commercial and Residential Lending Segment

●	Executed a $1.1 billion CLO as discussed above under “Developments During the Third Quarter of 2019”

●	Originated or acquired $3.3 billion of commercial loans during the period, including the following:

o	$379.0 million first mortgage and mezzanine loan for the acquisition and redevelopment of two office buildings located in New York, of which the Company funded $236.0 million.

o	£249.9 million ($319.7 million) first mortgage loan to the owner of the United Kingdom’s market leading convention and exhibition center business. The loan is secured by five large conference facilities totaling over two million square feet and was fully funded.

o	$300.0 million first mortgage loan for the construction of the final phase of a 3.4 million square foot mixed use, waterfront property located in Washington D.C., of which the Company funded $5.3 million.

o	$257.5 million first mortgage loan for the construction of an 800,000 square foot office campus on 18.1 acres located in California that is pre-leased to an investment grade tenant, of which the Company funded $114.1 million.

o	£203.1 million ($249.6 million) first mortgage loan for the construction of 79 residential units and a 50-key five star hotel located in London, England, which was unfunded as of September 30, 2019.

●	Funded $665.9 million of previously originated commercial loan commitments.

●	Received gross proceeds of $2.3 billion (net proceeds of $1.2 billion) from sales, maturities and principal repayments on our commercial loans, preferred equity interests and single-borrower CMBS, of which $552.4 million related to loan sales.

●	Acquired $1.6 billion of residential mortgage loans.

●	Received proceeds of $921.6 million, including retained RMBS of $79.1 million, from the securitization of $886.2 million of residential mortgage loans.

Infrastructure Lending Segment

●	Acquired $387.2 million of infrastructure loans and funded $115.2 million of pre-existing infrastructure loan commitments.

●	Received proceeds of $393.3 million from sales of infrastructure loans and $600.8 million from maturities and principal repayments on our infrastructure loans and bonds.

Investing and Servicing Segment

●	Originated commercial conduit loans of $1.1 billion. Separately, received proceeds of $826.9 million from sales of previously originated commercial conduit loans.

●	Obtained 14 new special servicing assignments for CMBS trusts with a total unpaid principal balance of $10.6 billion.

●	Acquired CMBS for a purchase price of $58.7 million, net of non-controlling interests, and sold CMBS for total gross proceeds of $85.7 million.

●	Acquired commercial real estate from a CMBS trust for a gross purchase price of $8.8 million.

●	Sold commercial real estate for gross proceeds of $51.5 million and recognized a net gain of $16.7 million.

Corporate Financing

●	Settled the remaining $78.0 million of our 4.00% Convertible Senior Notes due 2019 (the “2019 Notes”) through the issuance of 3.6 million shares of common stock and cash payments of $12.0 million.

●	Entered into the following credit agreements: (i) a $400.0 million term loan facility that carries a seven-year term and an annual interest rate of LIBOR + 2.50%; and (ii) a $100.0 million revolving credit facility that carries a five-year term and an annual interest rate of LIBOR + 3.00%. A portion of the net proceeds from the term loan was used to repay the amount outstanding under our previous term loan.

Subsequent Events

Refer to Note 23 to the Condensed Consolidated Financial Statements for disclosure regarding significant transactions that occurred subsequent to September 30, 2019.

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

The following table compares our summarized results of operations for the three and nine months ended September 30, 2019 and 2018 by business segment (amounts in thousands):

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2019	2018	$ Change	2019	2018	$ Change
Revenues:
Commercial and Residential Lending Segment	$163,808	$158,596	$5,212	$526,418	$465,838	$60,580
Infrastructure Lending Segment	23,612	3,204	20,408	78,264	3,204	75,060
Property Segment	72,376	76,236	(3,860)	215,389	217,529	(2,140)
Investing and Servicing Segment	67,397	87,406	(20,009)	199,980	246,116	(46,136)
Corporate	—	89	(89)	26	227	(201)
Securitization VIE eliminations	(38,863)	(39,812)	949	(110,086)	(117,052)	6,966
	288,330	285,719	2,611	909,991	815,862	94,129
Costs and expenses:
Commercial and Residential Lending Segment	60,959	52,154	8,805	199,176	161,786	37,390
Infrastructure Lending Segment	18,773	9,520	9,253	64,143	9,520	54,623
Property Segment	69,126	72,663	(3,537)	204,813	220,047	(15,234)
Investing and Servicing Segment	42,288	38,973	3,315	121,746	119,070	2,676
Corporate	62,155	59,165	2,990	170,231	187,629	(17,398)
Securitization VIE eliminations	(57)	(79)	22	(107)	(255)	148
	253,244	232,396	20,848	760,002	697,797	62,205
Other income (loss):
Commercial and Residential Lending Segment	12,309	5,143	7,166	20,086	16,052	4,034
Infrastructure Lending Segment	(2,604)	(76)	(2,528)	(8,669)	(76)	(8,593)
Property Segment	6,115	7,884	(1,769)	(46,502)	36,531	(83,033)
Investing and Servicing Segment	59,349	(1,428)	60,777	111,941	63,742	48,199
Corporate	5,317	(6,779)	12,096	30,186	(26,148)	56,334
Securitization VIE eliminations	38,942	39,595	(653)	110,304	117,579	(7,275)
	119,428	44,339	75,089	217,346	207,680	9,666
Income (loss) before income taxes:
Commercial and Residential Lending Segment	115,158	111,585	3,573	347,328	320,104	27,224
Infrastructure Lending Segment	2,235	(6,392)	8,627	5,452	(6,392)	11,844
Property Segment	9,365	11,457	(2,092)	(35,926)	34,013	(69,939)
Investing and Servicing Segment	84,458	47,005	37,453	190,175	190,788	(613)
Corporate	(56,838)	(65,855)	9,017	(140,019)	(213,550)	73,531
Securitization VIE eliminations	136	(138)	274	325	782	(457)
	154,514	97,662	56,852	367,335	325,745	41,590
Income tax provision	(4,513)	(8,281)	3,768	(8,380)	(14,480)	6,100
Net income attributable to non-controlling interests	(9,605)	(4,845)	(4,760)	(21,160)	(17,567)	(3,593)
Net income attributable to Starwood Property Trust, Inc.	$140,396	$84,536	$55,860	$337,795	$293,698	$44,097

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Commercial and Residential Lending Segment

Revenues

For the three months ended September 30, 2019, revenues of our Commercial and Residential Lending Segment increased $5.2 million to $163.8 million, compared to $158.6 million for the three months ended September 30, 2018. This increase was primarily due to an increase in interest income from investment securities of $7.8 million, partially offset by a decrease in interest income from loans of $2.6 million. The increase in interest income from investment securities was primarily due to higher average investment balances. The decrease in interest income from loans was principally due to (i) the recognition in the 2018 quarter of a $2.8 million profit participation in a mortgage loan that was repaid in 2016 and (ii) the compression of interest rate spreads in credit markets, partially offset by (iii) higher average balances of both commercial and residential loans.

Costs and Expenses

For the three months ended September 30, 2019, costs and expenses of our Commercial and Residential Lending Segment increased $8.8 million to $60.9 million, compared to $52.1 million for the three months ended September 30, 2018. This increase was primarily due to an $8.5 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	September 30,
	2019	2018	Change
Interest income from loans	$145,290	$147,913	$(2,623)
Interest income from investment securities	18,163	10,320	7,843
Interest expense	(51,844)	(43,322)	(8,522)
Net interest income	$111,609	$114,911	$(3,302)

For the three months ended September 30, 2019, net interest income of our Commercial and Residential Lending Segment decreased $3.3 million to $111.6 million, compared to $114.9 million for the three months ended September 30, 2018. This decrease reflects the net increase in interest income explained in the Revenues discussion above, which was more than offset by the increase in interest expense on our secured financing facilities primarily due to increased utilization of our available borrowing capacity.

During the three months ended September 30, 2019 and 2018, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities were as follows:

	For the Three Months Ended
	September 30,
	2019	2018
Commercial	7.1%	7.3%
Residential	6.5%	6.7%
Overall	7.0%	7.3%

The overall weighted average unlevered yield was slightly lower due to (i) the recognition in the 2018 quarter of a $2.8 million profit participation in a mortgage loan and (ii) the compression of interest rate spreads in credit markets.

During the three months ended September 30, 2019 and 2018, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 4.2% and 4.4%, respectively, and 4.2% and 4.3%, respectively, excluding the impact of bridge financing. The decreases in borrowing rates primarily reflect the compression of interest rate spreads in credit markets.

Other Income

For the three months ended September 30, 2019, other income of our Commercial and Residential Lending Segment increased $7.2 million to $12.3 million compared to $5.1 million for the three months ended September 30, 2018. This increase was primarily due to (i) an $8.7 million favorable change in fair value of residential mortgage loans, (ii) an $8.4 million increased gain on derivatives and (iii) a $2.0 million increase in earnings from unconsolidated entities, all partially offset by (iv) an $11.8 million increase in foreign currency loss. The increased gain on derivatives reflects a $15.2 million higher gain on foreign currency hedges, partially offset by a $6.8 million unfavorable change in interest rate swaps. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The higher gain on the foreign currency hedges and the increase in foreign currency loss reflect the overall strengthening of the U.S. dollar against the pound sterling (“GBP”) in the third quarter of 2019 versus a lesser strengthening of the U.S. dollar in the third quarter of 2018. The interest rate swaps are used primarily to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments.

Infrastructure Lending Segment

The Infrastructure Lending Segment was acquired on September 19, 2018. Therefore, its results for the quarter and nine months ended September 30, 2018 reflect only the last 12 days of those periods and are not comparable to its results for the three and nine months ended September 30, 2019. Accordingly, the following discussion attempts no comparison to the prior year results.

Revenues

For the three months ended September 30, 2019 and 2018, revenues of our Infrastructure Lending Segment were $23.6 million and $3.2 million, respectively, which includes interest income from loans of $22.8 million and $3.1 million, respectively, and $0.8 million and $0.1 million, respectively, from investment securities.

Costs and Expenses

For the three months ended September 30, 2019 and 2018, costs and expenses of our Infrastructure Lending Segment were $18.8 million and $9.5 million, respectively, which includes interest expense on secured debt facilities used to finance this segment’s investment portfolio of $14.4 million and $2.3 million, respectively, and $4.3 million and $0.5 million, respectively, of general and administrative expenses. Also included in the three months ended September 2018 were $6.7 million of acquisition costs.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	September 30,
	2019	2018
Interest income from loans	$22,763	$3,053
Interest income from investment securities	810	107
Interest expense	(14,422)	(2,258)
Net interest income	$9,151	$902

Interest income from infrastructure loans and investment securities and interest expense on the secured financing facilities reflect primarily variable LIBOR based rates.

  During the three months ended September 30, 2019 and 2018, the weighted average unlevered yields on the Infrastructure Lending Segment’s investments were as follows:

	For the Three Months Ended
	September 30,
	2019	2018
Loans and investment securities held-for-investment	6.1%	5.3%
Loans held-for-sale	4.2%	3.5%

During both the three months ended September 30, 2019 and 2018, the Infrastructure Lending Segment’s weighted average secured borrowing rate, inclusive of the amortization of deferred financing fees, was 4.7%.

Other Loss

For the three months ended September 30, 2019 and 2018, other loss of our Infrastructure Lending Segment was $2.6 million and $0.1 million, respectively. Other loss for the three months ended September 30, 2019 primarily reflects a $2.1 million loss on extinguishment of debt resulting from the write-off of deferred financing fees relating to partial debt prepayments from proceeds of loan repayments and sales.

Property Segment

Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
		Costs and	Gain (loss) on derivative		Income (loss) before
	Revenues	expenses	financial instruments	Other income (loss)	income taxes
Master Lease Portfolio	$(4,842)	$(3,910)	$—	$(1)	$(933)
Medical Office Portfolio	(1,161)	(1,314)	(7,258)	—	(7,105)
Ireland Portfolio	(828)	463	7,263	(7)	5,965
Woodstar I Portfolio	1,285	2,902	—	—	(1,617)
Woodstar II Portfolio	1,686	(1,449)	—	(1)	3,134
Investment in unconsolidated entities	—	—	—	(1,765)	(1,765)
Other/Corporate	—	(229)	—	—	229
Total	$(3,860)	$(3,537)	$5	$(1,774)	$(2,092)

See Note 6 to the Condensed Consolidated Financial Statements for a description of the above-referenced Property Segment portfolios.

Revenues

For the three months ended September 30, 2019, revenues of our Property Segment decreased $3.8 million to $72.4 million, compared to $76.2 million for the three months ended September 30, 2018. The decrease in revenues in the third quarter of 2019 was primarily due to (i) the sale of four properties within the Master Lease portfolio during the fourth quarter of 2018 and (ii) no longer recording as revenues and offsetting expenses property taxes paid directly by lessees, in accordance with the new lease accounting standard effective January 1, 2019 (see Note 2 to the Consolidated Financial Statements) in both the Master Lease and Medical Office Portfolios, partially offset by (iii) increased rental income in the Woodstar Portfolios due to rental rate increases.

Costs and Expenses

For the three months ended September 30, 2019, costs and expenses of our Property Segment decreased $3.5 million to $69.1 million, compared to $72.6 million for the three months ended September 30, 2018. The decrease in costs and expenses primarily reflects (i) the sale of four properties within the Master Lease portfolio during the fourth quarter of 2018, (ii) no longer recording as revenues and offsetting expenses property taxes paid directly by lessees, as discussed above, and (iii) decreased expenses in the Woodstar II Portfolio primarily due to in-place lease intangibles becoming fully amortized.

Other Income

For the three months ended September 30, 2019, other income of our Property Segment decreased $1.8 million to $6.1 million, compared to $7.9 million for the three months ended September 30, 2018. The decrease in other income was primarily due to lower earnings from our equity investee that owns four regional shopping malls (the “Retail Fund”), which is an investment company that measures its assets at fair value. There was also a $7.3 million unfavorable change in interest rate swaps which primarily hedge the variable interest rate risk on borrowings secured by our Medical Office Portfolio, offset by a $7.3 million increased gain on foreign exchange contracts which economically hedge our Euro currency exposure with respect to the Ireland Portfolio.

Investing and Servicing Segment

Revenues

For the three months ended September 30, 2019, revenues of our Investing and Servicing Segment decreased $20.0 million to $67.4 million, compared to $87.4 million for the three months ended September 30, 2018. The decrease in revenues in the third quarter of 2019 was primarily due to decreases of (i) $15.9 million in servicing fees, (ii) $2.7 million in rental income from our REIS Equity Portfolio (see Note 3 to the Condensed Consolidated Financial Statements) due to the sale of four properties since September 30, 2018 and (iii) $1.9 million in CMBS interest income.

Costs and Expenses

For the three months ended September 30, 2019, costs and expenses of our Investing and Servicing Segment increased by $3.3 million to $42.3 million, compared to $39.0 million for the three months ended September 30, 2018, primarily due to variable expenses related to conduit loan securitizations.

Other Income (Loss)

For the three months ended September 30, 2019, other income (loss) of our Investing and Servicing Segment improved $60.7 million to income of $59.3 million, from a loss of $1.4 million for the three months ended September 30, 2018. The increase in other income was primarily due to (i) a $27.4 million greater increase in fair value of our CMBS investments, (ii) a $19.8 million greater increase in fair value of conduit loans, (iii) a $19.3 million increase in gains on sales of operating properties, (iv) a $2.0 million lesser decrease in fair value of servicing rights primarily reflecting the expected reduction in amortization of this deteriorating asset net of increases in fair value due to the attainment of new servicing contracts, all partially offset by (v) a $9.5 million unfavorable change in gain (loss) on derivatives which primarily hedge our interest rate risk on conduit loans.

Corporate and Other Items

Corporate Costs and Expenses

For the three months ended September 30, 2019, corporate expenses increased $3.0 million to $62.2 million, compared to $59.2 million for the three months ended September 30, 2018. The increase was primarily due to a $3.9 million increase in management fees, partially offset by a $1.3 million decrease in interest expense principally on lower average outstanding balances of our unsecured senior notes.

Corporate Other Income (Loss)

For the three months ended September 30, 2019, corporate other income (loss) improved $12.1 million to income of $5.3 million, compared to a loss of $6.8 million for the three months ended September 30, 2018. The increase in corporate other income was primarily due to an $11.8 million favorable change in gain (loss) on interest rate swaps used to hedge a portion of our unsecured senior notes used to repay variable-rate secured financing.

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

Income Tax Provision

Our consolidated income tax provision principally relates to the taxable nature of our loan servicing and loan conduit businesses and certain other real estate related investing activities which are housed in taxable REIT subsidiaries (“TRSs”). For the three months ended September 30, 2019, we had a tax provision of $4.5 million compared to $8.3 million in the three months ended September 30, 2018. The $3.8 million decrease primarily reflects lower taxable income of our TRSs.

Net Income Attributable to Non-controlling Interests

During the three months ended September 30, 2019, net income attributable to non-controlling interests increased $4.8 million to $9.6 million, compared to $4.8 million during the three months ended September 30, 2018. The increase was primarily due to the minority interests on the gain from an Investing and Servicing Segment operating property sold during the third quarter of 2019.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Commercial and Residential Lending Segment

Revenues

For the nine months ended September 30, 2019, revenues of our Commercial and Residential Lending Segment increased $60.6 million to $526.4 million, compared to $465.8 million for the nine months ended September 30, 2018. This increase was primarily due to increases in interest income from loans of $31.8 million and investment securities of $28.7 million. The increase in interest income from loans was principally due to (i) higher average LIBOR rates, (ii) higher average balances of both commercial and residential loans and (iii) higher levels of prepayment related income, partially offset by (iv) the compression of interest rate spreads in credit markets and (v) the recognition in the 2018 period of a $15.1 million profit participation in a mortgage loan that was repaid in 2016. The increase in interest income from investment securities was primarily due to higher average investment balances.

Costs and Expenses

For the nine months ended September 30, 2019, costs and expenses of our Commercial and Residential Lending Segment increased $37.4 million to $199.2 million, compared to $161.8 million for the nine months ended September 30, 2018. This increase was primarily due to a $61.8 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio, partially offset by a $25.7 million decrease in loan loss provision principally relating to impairment charges on certain commercial loans in the 2018 second quarter.

Net Interest Income (amounts in thousands)

	For the Nine Months Ended
	September 30,
	2019	2018	Change
Interest income from loans	$462,956	$431,153	$31,803
Interest income from investment securities	62,438	33,689	28,749
Interest expense	(172,012)	(110,169)	(61,843)
Net interest income	$353,382	$354,673	$(1,291)

For the nine months ended September 30, 2019, net interest income of our Commercial and Residential Lending Segment decreased $1.3 million to $353.4 million, compared to $354.7 million for the nine months ended September 30, 2018. This decrease reflects the net increase in interest income explained in the Revenues discussion above, which was slightly more than offset by the increase in interest expense on our secured financing facilities primarily due to increased utilization of our available borrowing capacity.

During the nine months ended September 30, 2019 and 2018, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities were as follows:

	For the Nine Months Ended
	September 30,
	2019	2018
Commercial	7.5%	7.7%
Residential	6.9%	6.8%
Overall	7.4%	7.6%

The overall weighted average unlevered yield was slightly lower as higher average LIBOR rates and higher levels of prepayment related income were more than offset by the compression of interest rate spreads in credit markets and the recognition in the 2018 period of a $15.1 million profit participation in a mortgage loan.

During the nine months ended September 30, 2019 and 2018, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 4.4% and 4.3%, respectively, and 4.4% and 4.2%, respectively, excluding the impact of bridge financing. The increases in borrowing rates primarily reflect higher average LIBOR rates, partially offset by the compression of interest rate spreads in credit markets.

Other Income

For the nine months ended September 30, 2019, other income of our Commercial and Residential Lending Segment increased $4.0 million to $20.1 million, compared to $16.1 million for the nine months ended September 30, 2018. The increase was primarily due to (i) a $14.0 million net favorable change in fair value of residential mortgage loans and investment securities, (ii) a $4.8 million increase in earnings from unconsolidated entities and (iii) a $3.0 million increase in gain on sale of investments, all partially offset by (iv) a $13.8 million increase in foreign currency loss and (v) a $3.9 million decrease in net gains on derivatives. The decrease in net gains on derivatives reflects a $26.8 million unfavorable change in interest rate swaps, partially offset by a $22.9 million higher gain on foreign currency hedges. The interest rate swaps are used primarily to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The higher gain on the foreign currency hedges and the increase in foreign currency loss reflect the overall strengthening of the U.S. dollar against the pound sterling (“GBP”) in the first nine months of 2019 versus a lesser strengthening of the U.S. dollar in the first nine months of 2018.

Infrastructure Lending Segment

The Infrastructure Lending Segment was acquired on September 19, 2018. Therefore, its results for the quarter and nine months ended September 30, 2018 reflect only the last 12 days of those periods and are not comparable to its results for the three and nine months ended September 30, 2019. Accordingly, the following discussion attempts no comparison to the prior year results.

Revenues

For the nine months ended September 30, 2019 and 2018, revenues of our Infrastructure Lending Segment were $78.3 million and $3.2 million, respectively, which includes interest income from loans of $75.0 million and $3.1 million, respectively, and $2.6 million and $0.1 million, respectively, from investment securities.

Costs and Expenses

For the nine months ended September 30, 2019 and 2018, costs and expenses of our Infrastructure Lending Segment were $64.1 million and $9.5 million, respectively, which includes interest expense on secured debt facilities used to finance this segment’s investment portfolio of $49.3 million and $2.3 million, respectively, and $13.6 million and $0.5 million, respectively, of general and administrative expenses. Also included in the three months ended September 2018 were $6.7 million of acquisition costs.

Net Interest Income (amounts in thousands)

	For the Nine Months Ended
	September 30, 2019
	2019	2018
Interest income from loans	$74,969	$3,053
Interest income from investment securities	2,563	107
Interest expense	(49,257)	(2,258)
Net interest income	$28,275	$902

Interest income from infrastructure loans and investment securities and interest expense on the secured financing facilities reflect primarily variable LIBOR based rates.

During the nine months ended September 30, 2019 and 2018, the weighted average unlevered yields on the Infrastructure Lending Segment’s investments were as follows:

	For the Nine Months Ended
	September 30,
	2019	2018
Loans and investment securities held-for-investment	6.2%	5.3%
Loans held-for-sale	4.0%	3.5%

During both the nine months ended September 30, 2019 and 2018, the Infrastructure Lending Segment’s weighted average secured borrowing rate, inclusive of the amortization of deferred financing fees, was 4.7%.

Other Loss

For the nine months ended September 30, 2019 and 2018, other loss of our Infrastructure Lending Segment was $8.7 million and $0.1 million, respectively. Other loss for the nine months ended September 30, 2019 primarily reflects an $8.2 million loss on extinguishment of debt resulting from the write-off of deferred financing fees relating to partial debt prepayments from proceeds of loan repayments and sales.

Property Segment

Change in Results by Portfolio (amounts in thousands)

	$ Change from prior year
		Costs and	Gain (loss) on derivative		Income (loss) before
	Revenues	expenses	financial instruments	Other income (loss)	income taxes
Master Lease Portfolio	$(15,249)	$(11,669)	$—	$(6,883)	$(10,463)
Medical Office Portfolio	(993)	(1,244)	(37,431)	(490)	(37,670)
Ireland Portfolio	(1,193)	261	5,740	(7)	4,279
Woodstar I Portfolio	2,955	895	—	—	2,060
Woodstar II Portfolio	12,340	(2,615)	—	(18)	14,937
Investment in unconsolidated entities	—	—	—	(43,944)	(43,944)
Other/Corporate	—	(862)	—	—	862
Total	$(2,140)	$(15,234)	$(31,691)	$(51,342)	$(69,939)

See Note 6 to the Condensed Consolidated Financial Statements for a description of the above-referenced Property Segment portfolios.

Revenues

For the nine months ended September 30, 2019, revenues of our Property Segment decreased $2.1 million to $215.4 million, compared to $217.5 million for the nine months ended September 30, 2018. The decrease in revenues in the nine months of 2019 was primarily due to a decrease in rental income from the Master Lease Portfolio due to (i) the sale of seven properties within the Master Lease portfolio during 2018 and (ii) no longer recording as revenues and offsetting expenses property taxes paid directly by lessees, in accordance with the new lease accounting standard effective January 1, 2019 (see Note 2 to the Consolidated Financial Statements) in both the Master Lease and Medical Office Portfolios, partially offset by (iii) the full period inclusion of rental income from the Woodstar II Portfolio, which was acquired over a period between December 2017 and September 2018, and (iv) rental rate increases in both Woodstar Portfolios.

Costs and Expenses

For the nine months ended September 30, 2019, costs and expenses of our Property Segment decreased $15.2 million to $204.8 million, compared to $220.0 million for the nine months ended September 30, 2018. The decrease in costs and expenses primarily reflects (i) the sale of seven properties within the Master Lease portfolio during 2018, (ii) no longer recording as revenues and offsetting expenses property taxes paid directly by lessees, as discussed above, and

(iii) decreased expenses in the Woodstar II Portfolio primarily due to in-place lease intangibles becoming fully amortized, partially offset by (iv) the full period inclusion of the properties acquired in the Woodstar II Portfolio since January 2018.

Other Income (Loss)

For the nine months ended September 30, 2019, other income (loss) of our Property Segment decreased $83.0 million to a loss of $46.5 million, compared to income of $36.5 million for the nine months ended September 30, 2018. The decrease in other income was primarily due to (i) a $43.9 million unfavorable change in earnings (loss) from an unconsolidated entity, (ii) a $31.7 million unfavorable change in gain (loss) on derivatives and (iii) the non-recurrence of a $6.9 million net gain on sale of three properties in the Master Lease Portfolio during the nine months of 2018. The $43.9 million unfavorable change in earnings (loss) from an unconsolidated entity principally reflects the recognition in the 2019 first quarter of decreases in fair value of properties held by the Retail Fund (see Note 7 to the Consolidated Financial Statements). The $31.7 million unfavorable change in gain (loss) on derivatives consists of (i) a $37.4 million unfavorable change in interest rate swaps which primarily hedge the variable interest rate risk on borrowings secured by our Medical Office Portfolio, partially offset by (ii) a $5.7 million increased gain on foreign exchange contracts which economically hedge our Euro currency exposure with respect to the Ireland Portfolio.

Investing and Servicing Segment

Revenues

For the nine months ended September 30, 2019, revenues of our Investing and Servicing Segment decreased $46.1 million to $200.0 million, compared to $246.1 million for the nine months ended September 30, 2018. The decrease in revenues in the nine months of 2019 was primarily due to decreases of (i) $30.9 million in servicing fees, (ii) $11.3 million in CMBS interest income principally due to lower interest recoveries and (iii) $3.3 million in rental income from our REIS Equity Portfolio due to the sale of four properties since September 30, 2018.

Costs and Expenses

For the nine months ended September 30, 2019, costs and expenses of our Investing and Servicing Segment increased by $2.6 million to $121.7 million, compared to $119.1 million for the nine months ended September 30, 2018. The increase in costs and expenses was primarily due to a $6.9 million increase in interest expense principally related to the financing of our CMBS portfolio, partially offset by decreases of $2.1 million in general and administrative expenses primarily related to our special servicing business and $1.2 million in depreciation and amortization related to our REIS Equity Portfolio.

Other Income

For the nine months ended September 30, 2019, other income of our Investing and Servicing Segment increased $48.2 million to $111.9 million, from $63.7 million for the nine months ended September 30, 2018. The increase in other income was primarily due to (i) a $32.3 million greater increase in fair value of our CMBS investments, (ii) a $22.1 million greater increase in fair value of conduit loans, (iii) a $12.8 million lesser decrease in fair value of servicing rights primarily reflecting the expected reduction in amortization of this deteriorating asset net of increases in fair value due to the attainment of new servicing contracts and (iv) a $3.4 million increase in gains on sales of operating properties, all partially offset by (v) a $24.5 million unfavorable change in gain (loss) on derivatives which primarily hedge our interest rate risk on conduit loans.

Corporate and Other Items

Corporate Costs and Expenses

For the nine months ended September 30, 2019, corporate expenses decreased $17.4 million to $170.2 million, compared to $187.6 million for the nine months ended September 30, 2018. The decrease was primarily due to an $11.3 million decrease in interest expense principally on lower average outstanding balances of our unsecured senior notes and an $8.0 million decrease in management fees.

Corporate Other Income (Loss)

For the nine months ended September 30, 2019, corporate other income (loss) improved $56.3 million to income of $30.2 million, compared to a loss of $26.1 million for the nine months ended September 30, 2018. The increase in corporate other income was primarily due to a $56.1 million favorable change in gain (loss) on interest rate swaps used to hedge a portion of our unsecured senior notes used to repay variable-rate secured financing.

Securitization VIE Eliminations

Refer to the preceding comparison of the three months ended September 30, 2019 to the three months ended September 30, 2018 for a discussion of the nature of securitization VIE eliminations.

Income Tax Provision

Our consolidated income tax provision principally relates to the taxable nature of our loan servicing and loan conduit businesses and certain other real estate related investing activities which are housed in TRSs. For the nine months ended September 30, 2019, we had a tax provision of $8.4 million compared to $14.5 million in the nine months ended September 30, 2018. The $6.1 million decrease primarily reflects a decrease in the taxable income of our TRSs.

Net Income Attributable to Non-controlling Interests

During the nine months ended September 30, 2019, net income attributable to non-controlling interests increased $3.6 million to $21.2 million, compared to $17.6 million during the nine months ended September 30, 2018. The increase was primarily due to increased non-controlling interests in our Woodstar II Portfolio, which consists of properties acquired in and after December 2017.

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

The following table presents our diluted weighted average shares used in our GAAP EPS calculation reconciled to our diluted weighted average shares used in our Core EPS calculation (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Diluted weighted average shares - GAAP	289,912	265,456	289,021	288,130
Add: Unvested stock awards	2,043	2,447	2,128	2,210
Add: Woodstar II Class A Units	11,001	9,939	11,491	8,298
Less: Convertible Notes dilution	(9,649)	—	(9,857)	(25,675)
Diluted weighted average shares - Core	293,307	277,842	292,783	272,963

The definition of Core Earnings allows management to make adjustments, subject to the approval of a majority of our independent directors, in situations where such adjustments are considered appropriate in order for Core Earnings to be calculated in a manner consistent with its definition and objective. No adjustments to the definition of Core Earnings became effective during the nine months ended September 30, 2019.

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

The following table summarizes our quarterly Core Earnings per weighted average diluted share for the nine months ended September 30, 2019 and 2018:

	Core Earnings For the Three-Month Periods Ended
	March 31	June 30	September 30
2019	$0.28	$0.52	$0.52
2018	0.58	0.54	0.53

Core Earnings per weighted average diluted share for the nine months ended September 30, 2019 and 2018 does not equal the sum of the individual quarters due to rounding and other computational factors.

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

The following table presents our summarized results of operations and reconciliation to Core Earnings for the three months ended September 30, 2019, by business segment (amounts in thousands, except per share data):

	Commercial
	and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing
	Segment	Segment	Segment	Segment	Corporate	Total
Revenues	$163,808	$23,612	$72,376	$67,397	$—	$327,193
Costs and expenses	(60,959)	(18,773)	(69,126)	(42,288)	(62,155)	(253,301)
Other income (loss)	12,309	(2,604)	6,115	59,349	5,317	80,486
Income (loss) before income taxes	115,158	2,235	9,365	84,458	(56,838)	154,378
Income tax (provision) benefit	(3,194)	475	—	(1,794)	—	(4,513)
Income attributable to non-controlling interests	—	—	(5,250)	(4,219)	—	(9,469)
Net income (loss) attributable to Starwood Property Trust, Inc.	111,964	2,710	4,115	78,445	(56,838)	140,396
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	5,250	—	—	5,250
Non-cash equity compensation expense	1,140	577	83	1,765	9,411	12,976
Management incentive fee	—	—	—	—	1,875	1,875
Acquisition and investment pursuit costs	6	—	(89)	(146)	—	(229)
Depreciation and amortization	339	15	23,440	4,444	—	28,238
Loan loss provision, net	(39)	—	—	—	—	(39)
Interest income adjustment for securities	(194)	—	—	5,345	—	5,151
Extinguishment of debt, net	—	—	—	—	(247)	(247)
Other non-cash items	—	—	321	191	152	664
Reversal of GAAP unrealized (gains) / losses on:
Loans held-for-sale	(10,088)	—	—	(22,433)	—	(32,521)
Securities	303	—	—	(22,476)	—	(22,173)
Derivatives	(15,749)	109	(4,576)	6,590	(6,913)	(20,539)
Foreign currency	15,337	319	8	—	—	15,664
Earnings from unconsolidated entities	(2,507)	—	(223)	(253)	—	(2,983)
Recognition of Core realized gains / (losses) on:
Loans held-for-sale	8,383	(230)	—	22,134	—	30,287
Securities	373	—	—	4,593	—	4,966
Derivatives	977	64	406	(7,875)	—	(6,428)
Foreign currency	(3,911)	(171)	(8)	—	—	(4,090)
Earnings from unconsolidated entities	2,298	—	—	1,324	—	3,622
Sales of properties	—	—	—	(7,221)	—	(7,221)
Core Earnings (Loss)	$108,632	$3,393	$28,727	$64,427	$(52,560)	$152,619
Core Earnings (Loss) per Weighted Average Diluted Share	$0.37	$0.01	$0.10	$0.22	$(0.18)	$0.52

The following table presents our summarized results of operations and reconciliation to Core Earnings for the three months ended September 30, 2018, by business segment (amounts in thousands, except per share data):

	Commercial
	and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing
	Segment	Segment	Segment	Segment	Corporate	Total
Revenues	$158,596	$3,204	$76,236	$87,406	$89	$325,531
Costs and expenses	(52,154)	(9,520)	(72,663)	(38,973)	(59,165)	(232,475)
Other income (loss)	5,143	(76)	7,884	(1,428)	(6,779)	4,744
Income (loss) before income taxes	111,585	(6,392)	11,457	47,005	(65,855)	97,800
Income tax provision	(314)	—	(125)	(7,842)	—	(8,281)
(Income) loss attributable to non-controlling interests	(365)	—	(4,769)	151	—	(4,983)
Net income (loss) attributable to Starwood Property Trust, Inc.	110,906	(6,392)	6,563	39,314	(65,855)	84,536
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	4,769	—	—	4,769
Non-cash equity compensation expense	750	13	98	1,321	3,769	5,951
Management incentive fee	—	—	—	—	4,299	4,299
Acquisition and investment pursuit costs	45	3,770	(89)	(129)	—	3,597
Depreciation and amortization	17	—	28,780	5,456	—	34,253
Loan loss provision, net	929	—	—	—	—	929
Interest income adjustment for securities	(137)	—	—	6,573	—	6,436
Extinguishment of debt, net	—	—	—	—	(922)	(922)
Other non-cash items	—	—	(632)	1,622	986	1,976
Reversal of GAAP unrealized (gains) / losses on:
Loans held-for-sale	(1,343)	—	—	(2,597)	—	(3,940)
Securities	(338)	—	—	4,966	—	4,628
Derivatives	(7,497)	(455)	(4,779)	(3,424)	5,248	(10,907)
Foreign currency	3,546	531	1	—	—	4,078
(Earnings) loss from unconsolidated entities	(514)	—	(1,988)	134	—	(2,368)
Recognition of Core realized gains / (losses) on:
Loans held-for-sale	3,558	—	—	4,415	—	7,973
Securities	100	—	—	1,673	—	1,773
Derivatives	6	—	(230)	1,048	—	824
Foreign currency	225	(8)	—	—	—	217
Earnings from unconsolidated entities	581	—	—	613	—	1,194
Sales of properties	—	—	—	(928)	—	(928)
Core Earnings (Loss)	$110,834	$(2,541)	$32,493	$60,057	$(52,475)	$148,368
Core Earnings (Loss) per Weighted Average Diluted Share	$0.40	$(0.01)	$0.12	$0.21	$(0.19)	$0.53

Commercial and Residential Lending Segment

The Commercial and Residential Lending Segment’s Core Earnings decreased by $2.2 million, from $110.8 million during the third quarter of 2018 to $108.6 million in the third quarter of 2019. After making adjustments for the calculation of Core Earnings, revenues were $163.6 million, costs and expenses were $59.5 million and other income was $7.7 million.

Core revenues, consisting principally of interest income on loans, increased by $5.2 million in the third quarter of 2019, primarily due to an increase in interest income from investment securities of $7.8 million, partially offset by a decrease in interest income from loans of $2.6 million. The increase in interest income from investment securities was primarily due to higher average investment balances. The decrease in interest income from loans was principally due to (i) the recognition in the 2018 quarter of a $2.8 million profit participation in a mortgage loan that was repaid in 2016 and (ii) the compression of interest rate spreads in credit markets, partially offset by (iii) higher average balances of both commercial and residential loans.

Core costs and expenses increased by $9.1 million in the third quarter of 2019, primarily due to an $8.5 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio.

Core other income increased by $4.2 million primarily due to a $2.4 million favorable change in net gains (losses) resulting from prepayments and sales of commercial loans and a $1.7 million increase in earnings from unconsolidated entities.

Infrastructure Lending Segment

The Infrastructure Lending Segment had Core Earnings of $3.4 million in the third quarter of 2019 compared to a loss of $2.5 million during the 12-day post-acquisition period included in our third quarter of 2018. After making adjustments for the calculation of Core Earnings, revenues were $23.6 million, costs and expenses were $18.2 million and other loss was $2.5 million.

Revenues of $23.6 million primarily consisted of interest income of $22.8 million from loans and $0.8 million from investment securities.

Costs and expenses of $18.2 million consisted of $14.4 million of interest expense on the secured debt facilities used to finance this segment’s investment portfolio and $3.8 million of general and administrative expenses.

Other loss of $2.5 million principally reflects a $2.1 million loss on extinguishment of debt resulting from the write-off of deferred financing fees relating to partial debt prepayments from proceeds of loan repayments and sales.

Property Segment

Core Earnings by Portfolio (amounts in thousands)

	For the Three Months Ended
	September 30,
	2019	2018	Change
Master Lease Portfolio	$4,311	$6,334	$(2,023)
Medical Office Portfolio	5,994	6,452	(458)
Ireland Portfolio	5,798	5,949	(151)
Woodstar I Portfolio	7,333	8,679	(1,346)
Woodstar II Portfolio	6,245	6,247	(2)
Other/Corporate	(954)	(1,168)	214
Core Earnings	$28,727	$32,493	$(3,766)

The Property Segment’s Core Earnings decreased by $3.8 million, from $32.5 million during the third quarter of 2018 to $28.7 million in the third quarter of 2019. After making adjustments for the calculation of Core Earnings, revenues were $72.3 million, costs and expenses were $45.3 million and other income was $1.7 million.

Core revenues decreased by $3.6 million in the third quarter of 2019, primarily due to (i) the sale of four properties within the Master Lease portfolio during the fourth quarter of 2018 and (ii) no longer recording as revenues and offsetting expenses property taxes paid directly by lessees, in accordance with the new lease accounting standard effective January 1, 2019 in both the Master Lease and Medical Office Portfolios, partially offset by (iii) increased rental income in the Woodstar Portfolios due to rental rate increases.

Core costs and expenses increased by $0.8 million in the third quarter of 2019.

Core other income increased by $0.6 million in the third quarter of 2019 due to higher realized gains on derivatives which hedge the variable interest rate risk on borrowings secured by the Medical Office Portfolio and our Euro currency exposure with respect to the Ireland Portfolio.

Investing and Servicing Segment

The Investing and Servicing Segment’s Core Earnings increased by $4.3 million, from $60.1 million during the third quarter of 2018 to $64.4 million in the third quarter of 2019. After making adjustments for the calculation of Core Earnings, revenues were $73.0 million, costs and expenses were $36.3 million, other income was $32.9 million, income tax provision was $1.8 million and the deduction of income attributable to non-controlling interests was $3.4 million.

Core revenues decreased by $21.2 million in the third quarter of 2019, primarily due to decreases of $15.9 million in servicing fees, $3.1 million in interest income from our CMBS portfolio and $2.6 million in rental income from our REIS Equity Portfolio due to the sale of four properties since September 30, 2018. The treatment of CMBS interest income on a GAAP basis is complicated by our application of the ASC 810 consolidation rules. In an attempt to treat these securities similar to the trust’s other investment securities, we compute core interest income pursuant to an effective yield methodology. In doing so, we segregate the portfolio into various categories based on the components of the bonds’ cash flows and the volatility related to each of these components. We then accrete interest income on an effective yield basis using the components of cash flows that are reliably estimable. Other minor adjustments are made to reflect management’s expectations for other components of the projected cash flow stream.

Core costs and expenses increased by $3.9 million in the third quarter of 2019 primarily due to higher variable expenses related to conduit loan securitizations.

Core other income includes profit realized upon securitization of loans by our conduit business, gains on sales of CMBS and operating properties, gains and losses on derivatives that were either effectively terminated or novated, and earnings from unconsolidated entities. These items are typically offset by a decrease in the fair value of our domestic servicing rights intangible which reflects the expected amortization of this deteriorating asset, net of increases in fair value due to the attainment of new servicing contracts. Derivatives include instruments which hedge interest rate risk and credit risk on our conduit loans. For GAAP purposes, the loans, CMBS and derivatives are accounted for at fair value, with all changes in fair value (realized or unrealized) recognized in earnings. The adjustments to Core Earnings outlined above are also applied to the GAAP earnings of our unconsolidated entities. Core other income increased by $27.0 million principally due to (i) a $17.7 million increase in realized gains on conduit loans, (ii) a $12.2 million increase in gains on sales of operating properties and (iii) a $2.0 million lesser decrease in fair value of servicing rights, all partially offset by (iv) an $8.4 million unfavorable change in realized gains (losses) on derivatives.

Income taxes, which principally relate to the taxable nature of our loan servicing and loan conduit businesses and certain other real estate related investing activities which are housed in TRSs, decreased $6.0 million due to a decrease in the taxable income of our TRSs.

Income attributable to non-controlling interests increased $3.6 million primarily due to minority interests on the gain from an operating property sold during the third quarter of 2019.

Corporate

Core corporate costs and expenses remained level at $52.5 million in the third quarters of 2019 and 2018.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

The following table presents our summarized results of operations and reconciliation to Core Earnings for the nine months ended September 30, 2019, by business segment (amounts in thousands, except per share data):

	Commercial
	and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing
	Segment	Segment	Segment	Segment	Corporate	Total
Revenues	$526,418	$78,264	$215,389	$199,980	$26	$1,020,077
Costs and expenses	(199,176)	(64,143)	(204,813)	(121,746)	(170,231)	(760,109)
Other income (loss)	20,086	(8,669)	(46,502)	111,941	30,186	107,042
Income (loss) before income taxes	347,328	5,452	(35,926)	190,175	(140,019)	367,010
Income tax (provision) benefit	(4,778)	746	(258)	(4,090)	—	(8,380)
Income attributable to non-controlling interests	(392)	—	(16,322)	(4,121)	—	(20,835)
Net income (loss) attributable to Starwood Property Trust, Inc.	342,158	6,198	(52,506)	181,964	(140,019)	337,795
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	16,322	—	—	16,322
Non-cash equity compensation expense	2,757	1,691	229	4,817	16,909	26,403
Management incentive fee	—	—	—	—	2,048	2,048
Acquisition and investment pursuit costs	(56)	2	(266)	(451)	(356)	(1,127)
Depreciation and amortization	695	15	71,067	14,181	—	85,958
Loan loss provision, net	2,046	1,196	—	—	—	3,242
Interest income adjustment for securities	(585)	—	—	14,698	—	14,113
Extinguishment of debt, net	—	—	—	—	(1,704)	(1,704)
Other non-cash items	—	—	(565)	699	470	604
Reversal of GAAP unrealized (gains) / losses on:
Loans held-for-sale	(16,837)	—	—	(48,841)	—	(65,678)
Securities	2,945	—	—	(56,431)	—	(53,486)
Derivatives	(11,763)	3,337	8,457	16,841	(32,915)	(16,043)
Foreign currency	17,025	102	7	—	—	17,134
(Earnings) loss from unconsolidated entities	(8,576)	—	42,538	(3,601)	—	30,361
Recognition of Core realized gains / (losses) on:
Loans held-for-sale	7,180	(985)	—	49,719	—	55,914
Securities	970	—	—	11,702	—	12,672
Derivatives	1,800	(1,396)	2,257	(17,114)	—	(14,453)
Foreign currency	(4,725)	(998)	(7)	9	—	(5,721)
Earnings (loss) from unconsolidated entities	7,078	—	(68,905)	14,194	—	(47,633)
Sales of properties	—	—	—	(7,297)	—	(7,297)
Core Earnings (Loss)	$342,112	$9,162	$18,628	$175,089	$(155,567)	$389,424
Core Earnings (Loss) per Weighted Average Diluted Share	$1.17	$0.03	$0.06	$0.60	$(0.53)	$1.33

The following table presents our summarized results of operations and reconciliation to Core Earnings for the nine months ended September 30, 2018, by business segment (amounts in thousands, except per share data):

	Commercial
	and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing
	Segment	Segment	Segment	Segment	Corporate	Total
Revenues	$465,838	$3,204	$217,529	$246,116	$227	$932,914
Costs and expenses	(161,786)	(9,520)	(220,047)	(119,070)	(187,629)	(698,052)
Other income (loss)	16,052	(76)	36,531	63,742	(26,148)	90,101
Income (loss) before income taxes	320,104	(6,392)	34,013	190,788	(213,550)	324,963
Income tax provision	(2,981)	—	(1,997)	(9,502)	—	(14,480)
Income attributable to non-controlling interests	(1,087)	—	(11,906)	(3,792)	—	(16,785)
Net income (loss) attributable to Starwood Property Trust, Inc.	316,036	(6,392)	20,110	177,494	(213,550)	293,698
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	11,906	—	—	11,906
Non-cash equity compensation expense	2,079	13	228	3,613	10,635	16,568
Management incentive fee	—	—	—	—	19,620	19,620
Acquisition and investment pursuit costs	1,430	3,770	(249)	(215)	—	4,736
Depreciation and amortization	50	—	87,648	15,253	—	102,951
Loan loss provision, net	27,726	—	—	—	—	27,726
Interest income adjustment for securities	(531)	—	—	8,206	—	7,675
Extinguishment of debt, net	—	—	—	—	8,586	8,586
Other non-cash items	—	—	(2,406)	2,194	2,762	2,550
Reversal of GAAP unrealized (gains) / losses on:
Loans held-for-sale	165	—	—	(26,738)	—	(26,573)
Securities	(259)	—	—	(24,123)	—	(24,382)
Derivatives	(16,665)	(455)	(25,228)	(8,788)	26,797	(24,339)
Foreign currency	3,260	531	—	2	—	3,793
Earnings from unconsolidated entities	(3,761)	—	(1,406)	(2,916)	—	(8,083)
Recognition of Core realized gains / (losses) on:
Loans held-for-sale	1,487	—	—	28,285	—	29,772
Securities	242	—	—	(4,419)	—	(4,177)
Derivatives	(5,848)	—	(938)	7,197	—	411
Foreign currency	8,136	(8)	—	(42)	—	8,086
Earnings from unconsolidated entities	3,986	—	—	2,875	—	6,861
Sales of properties	—	—	(365)	(4,374)	—	(4,739)
Core Earnings (Loss)	$337,533	$(2,541)	$89,300	$173,504	$(145,150)	$452,646
Core Earnings (Loss) per Weighted Average Diluted Share	$1.24	$(0.01)	$0.33	$0.63	$(0.53)	$1.66

Commercial and Residential Lending Segment

The Commercial and Residential Lending Segment’s Core Earnings increased by $4.6 million, from $337.5 million during the nine months of 2018 to $342.1 million in the nine months of 2019. After making adjustments for the calculation of Core Earnings, revenues were $525.8 million, costs and expenses were $193.7 million and other income was $15.2 million.

Core revenues, consisting principally of interest income on loans, increased by $60.5 million in the nine months of 2019, primarily due to increases in interest income from loans of $31.8 million and investment securities of $28.7 million. The increase in interest income from loans was principally due to (i) higher average LIBOR rates, (ii) higher average balances of both commercial and residential loans and (iii) higher levels of prepayment related income, partially offset by (iv) the compression of interest rate spreads in credit markets and (v) the recognition in the 2018 period of a $15.1 million profit participation in a mortgage loan that was repaid in 2016. The increase in interest income from investment securities was primarily due to higher average investment balances.

Core costs and expenses increased by $63.2 million in the nine months of 2019, primarily due to a $61.8 million increase in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio.

Core other income increased by $8.4 million primarily due to a $5.3 million increase in net gains resulting from prepayments and sales of commercial and residential loans and a $3.1 million increase in earnings from unconsolidated entities.

Infrastructure Lending Segment

The Infrastructure Lending Segment had Core Earnings of $9.2 million during the nine months of 2019 compared to a loss of $2.5 million during the 12-day post-acquisition period included in the nine months of 2018. After making adjustments for the calculation of Core Earnings, revenues were $78.3 million, costs and expenses were $61.2 million and other loss was $8.6 million.

Revenues of $78.3 million primarily consisted of interest income of $75.0 million from loans and $2.6 million from investment securities.

Costs and expenses of $61.2 million consisted of $49.3 million of interest expense on the secured debt facilities used to finance this segment’s investment portfolio and $11.9 million of general and administrative expenses.

Other loss of $8.6 million principally reflects an $8.2 million loss on extinguishment of debt resulting from the write-off of deferred financing fees relating to partial debt prepayments from proceeds of loan repayments and sales.

Property Segment

Core Earnings by Portfolio (amounts in thousands)

	For the Nine Months Ended
	September 30,
	2019	2018	Change
Master Lease Portfolio	$12,663	$24,732	$(12,069)
Medical Office Portfolio	19,329	19,120	209
Ireland Portfolio	18,801	17,208	1,593
Woodstar I Portfolio	22,489	19,639	2,850
Woodstar II Portfolio	17,208	12,420	4,788
Investment in unconsolidated entities	(68,905)	—	(68,905)
Other/Corporate	(2,957)	(3,819)	862
Core Earnings	$18,628	$89,300	$(70,672)

The Property Segment’s Core Earnings decreased by $70.7 million, from $89.3 million during the nine months of 2018 to $18.6 million in the nine months of 2019. After making adjustments for the calculation of Core Earnings, revenues were $214.9 million, costs and expenses were $133.9 million and other loss was $62.1 million.

Core revenues decreased by $1.6 million in the nine months of 2019, primarily due to a decrease in rental income from the Master Lease Portfolio due to (i) the sale of seven properties within the Master Lease portfolio during 2018 and (ii) no longer recording as revenues and offsetting expenses property taxes paid directly by lessees, in accordance with the new lease accounting standard effective January 1, 2019 in both the Master Lease and Medical Office Portfolios, partially offset by (iii) the full period inclusion of rental income from the Woodstar II Portfolio, which was acquired over a period between December 2017 and September 2018, and (iv) rental rate increases in both Woodstar Portfolios.

Core costs and expenses decreased by $0.1 million in the nine months of 2019, primarily due to the sale of seven properties from the Master Lease Portfolio in 2018 and no longer recording property taxes paid directly by lessees, both as discussed above, mostly offset by the full period inclusion of the Woodstar II Portfolio.

Core other income (loss) decreased by $70.9 million in the nine months of 2019, primarily due to a $68.9 million loss on our investment in the Retail Fund.  This loss reflects the recognition in the 2019 first quarter of decreases in fair value of properties held by the Retail Fund which management determined to be other than temporary. Additionally, the decrease in Core other income was due to the non-recurrence of a $6.6 million net realized gain on sale of three properties in the Master Lease Portfolio during the nine months of 2018, partially offset by a $4.6 million increase in realized gains on derivatives principally attributable to interest rate swaps which hedge the variable interest rate risk on borrowings secured by our Medical Office Portfolio and foreign exchange contracts which economically hedge our Euro currency exposure with respect to the Ireland Portfolio.

Investing and Servicing Segment

The Investing and Servicing Segment’s Core Earnings increased by $1.6 million, from $173.5 million during the nine months of 2018 to $175.1 million in the nine months of 2019. After making adjustments for the calculation of Core Earnings, revenues were $215.5 million, costs and expenses were $103.3 million, other income was $70.3 million, income tax provision was $4.1 million and the deduction of income attributable to non-controlling interests was $3.3 million.

Core revenues decreased by $39.3 million in the nine months of 2019, primarily due to decreases of $30.9 million in servicing fees, $4.8 million in interest income from our CMBS portfolio and $2.9 million in rental income from our REIS Equity Portfolio due to the sale of four properties since September 30, 2018.

Core costs and expenses increased by $3.2 million in the nine months of 2019 primarily due to a $6.9 million increase in interest expense principally related to the financing of our CMBS portfolio, partially offset by a $3.3 million decrease in general and administrative expenses primarily related to our special servicing business.

Core other income increased by $38.2 million principally due to (i) a $21.4 million increase in realized gains on conduit loans, (ii) a $13.4 million increase in net recognized gains on CMBS investments, (iii) a $12.8 million lesser decrease in fair value of servicing rights and (iv) an $11.3 million increase in earnings from unconsolidated entities, all partially offset by (v) a $23.2 million unfavorable change in realized gains (losses) on derivatives.

Income taxes, which principally relate to the taxable nature of our loan servicing and loan conduit businesses and certain other real estate related investing activities which are housed in TRSs, decreased $5.4 million due to a decrease in the taxable income of our TRSs.

Income attributable to non-controlling interests decreased $0.5 million, primarily with respect to minority investors’ share of gains from operating properties sold during the nine months of 2019 compared with 2018.

Corporate

Core corporate costs and expenses increased by $10.4 million, from $145.2 million in the nine months of 2018 to $155.6 million in the nine months of 2019, primarily due to (i) a $9.9 million unfavorable change in gain (loss) on extinguishment of debt primarily due to the $10.0 million positive adjustment to Core Earnings during the nine months of 2018 upon the repayment at maturity of the 2018 Notes, as described above, (ii) a $3.8 million increase in base management fees and (iii) a $3.6 million unfavorable change in gain (loss) on interest rate swaps, all partially offset by (iv) a $9.0 million decrease in interest expense principally on lower average outstanding balances of our unsecured senior notes.

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

Cash Flows for the Nine Months Ended September 30, 2019 (amounts in thousands)

		VIE	Excluding Investing
	GAAP	Adjustments	and Servicing VIEs
Net cash used in operating activities	$(569,791)	$(6,551)	$(576,342)
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(2,987,685)	—	(2,987,685)
Proceeds from principal collections and sale of loans	3,258,058	—	3,258,058
Purchase of investment securities	(5,165)	(136,379)	(141,544)
Proceeds from sales and collections of investment securities	122,870	188,556	311,426
Proceeds from sales and insurance recoveries on properties	52,336	—	52,336
Purchases and additions to properties and other assets	(22,977)	(8,613)	(31,590)
Investment in unconsolidated entities	(8,365)	(13,323)	(21,688)
Net cash flows from other investments and assets	(10,926)	—	(10,926)
Net cash provided by investing activities	398,146	30,241	428,387
Cash Flows from Financing Activities:
Proceeds from borrowings	6,084,209	—	6,084,209
Principal repayments on and repurchases of borrowings	(5,549,756)	—	(5,549,756)
Payment of deferred financing costs	(45,403)	—	(45,403)
Proceeds from common stock issuances, net of offering costs	605	—	605
Payment of dividends	(402,519)	—	(402,519)
Contributions from non-controlling interests	5,294	—	5,294
Distributions to non-controlling interests	(41,531)	7,916	(33,615)
Issuance of debt of consolidated VIEs	149,949	(149,949)	—
Repayment of debt of consolidated VIEs	(158,315)	158,315	—
Distributions of cash from consolidated VIEs	38,607	(38,607)	—
Net cash provided by financing activities	81,140	(22,325)	58,815
Net decrease in cash, cash equivalents and restricted cash	(90,505)	1,365	(89,140)
Cash, cash equivalents and restricted cash, beginning of period	487,865	(2,554)	485,311
Effect of exchange rate changes on cash	(2,702)	—	(2,702)
Cash, cash equivalents and restricted cash, end of period	$394,658	$(1,189)	$393,469

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

Cash and cash equivalents decreased by $89.1 million during the nine months ended September 30, 2019, reflecting net cash used in operating activities of $576.3 million, partially offset by net cash provided by investing activities of $428.4 million and net cash provided by financing activities of $58.8 million.

Net cash used in operating activities of $576.3 million during the nine months ended September 30, 2019 related primarily to $774.9 million in originations and purchases of loans held-for-sale, net of sales and principal collections, cash interest expense of $367.3 million, general and administrative expenses of $111.7 million, a net change in operating assets and liabilities of $95.6 million and management fees of $69.5 million. Offsetting these cash outflows was cash interest income of $450.2 million from our loan origination and conduit programs and cash interest income on investment securities of $142.3 million. Net rental income provided cash of $161.3 million, servicing fees provided cash of $66.4 million and distributions of earnings from unconsolidated entities provided $24.9 million.

Net cash provided by investing activities of $428.4 million during the nine months ended September 30, 2019 related primarily to proceeds received from principal collections and sales of loans of $3.3 billion and investment securities of $311.4 million and proceeds from sales and insurance recoveries of properties of $52.3 million, partially offset by the origination and acquisition of new loans held-for-investment of $3.0 billion, the purchase of investment securities of $141.5 million, net additions to properties and other assets of $31.6 million and investments in unconsolidated entities of $21.7 million.

Net cash provided by financing activities of $58.8 million during the nine months ended September 30, 2019 related primarily to borrowings on our secured debt, net of repayments and deferred loan costs, of $499.4 million, partially offset by dividend distributions of $402.5 million, net distributions to non-controlling interests of $28.3 million and the settlement of the 2019 Notes of $10.4 million.

Our Investment Portfolio

Commercial and Residential Lending Segment

The following table sets forth the amount of each category of investments we owned across various property types within our Commercial and Residential Lending Segment as of September 30, 2019 and December 31, 2018 (dollars in thousands):

							Unlevered
	Face	Carrying		Asset Specific	Net		Return on
	Amount	Value		Financing	Investment	Vintage	Asset
September 30, 2019
First mortgages (1)	$6,555,768	$6,530,654		$3,835,922	$2,694,732	1997-2019	6.7%
Subordinated mortgages	54,143	53,008		—	53,008	1998-2018	9.2%
Mezzanine loans (1)	546,434	545,494		—	545,494	2013-2019	12.3%
Residential loans, fair value option	465,344	479,169		324,712	154,457	2013-2019	5.9%
Other loans	64,731	60,995		—	60,995	1999-2018	8.9%
Loans held-for-sale, fair value option, residential	677,548	701,610		469,160	232,450	2015-2019	6.2%
Loans held-for-sale, commercial	108,750	107,994		—	107,994	2018-2019	5.2%
Loan loss allowance	—	(32,845)		—	(32,845)	N/A
RMBS, available-for-sale	286,717	195,297		113,524	81,773	2003-2007	11.6%
RMBS, fair value option	61,661	111,122	(2)	19,588	91,534	2019	10.5%
CMBS, fair value option	118,249	118,388	(2)	58,801	59,587	2018	5.7%
HTM debt securities (3)	504,022	502,207		167,578	334,629	2014-2018	7.2%
Equity security	11,230	11,286		—	11,286	N/A
Investment in unconsolidated entities	N/A	42,518		—	42,518	N/A
Properties, net	N/A	26,902		—	26,902	N/A
	$9,454,597	$9,453,799		$4,989,285	$4,464,514

December 31, 2018
First mortgages (1)	$6,627,879	$6,603,760		$3,542,214	$3,061,546	1997-2018	7.0%
Subordinated mortgages	53,996	52,778		—	52,778	1998-2018	9.4%
Mezzanine loans (1)	394,739	393,832		—	393,832	2005-2018	11.6%
Other loans	64,658	61,001		—	61,001	1999-2018	9.1%
Loans held-for-sale, fair value option, residential	609,571	623,660		499,756	123,904	2013-2018	6.1%
Loans held-for-sale, commercial	48,667	46,495		30,525	15,970	2018	6.3%
Loans transferred as secured borrowings	74,692	74,346		74,239	107	N/A
Loan loss allowance	—	(39,151)		—	(39,151)	N/A
RMBS, available-for-sale	309,497	209,079		44,070	165,009	2003-2007	11.7%
RMBS, fair value option	62,397	87,879	(2)	13,179	74,700	2018	8.0%
CMBS, fair value option	160,198	158,688	(2)	83,864	74,824	2018	6.7%
HTM debt securities (3)	585,017	583,381		191,991	391,390	2014-2018	7.5%
Equity security	11,660	11,893		—	11,893	N/A
Investment in unconsolidated entities	N/A	35,274		—	35,274	N/A
	$9,002,971	$8,902,915		$4,479,838	$4,423,077
(1)	First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $809.5 million and $1.0 billion being classified as first mortgages as of September 30, 2019 and December 31, 2018, respectively.

(2)	Eliminated in consolidation against VIE liabilities pursuant to ASC 810.

(3)	CMBS held-to-maturity (“HTM”) and mandatorily redeemable preferred equity interests in commercial real estate entities.

As of September 30, 2019 and December 31, 2018, our Commercial and Residential Lending Segment’s investment portfolio, excluding residential loans, RMBS, properties and other investments, had the following characteristics based on carrying values:

Collateral Property Type	September 30, 2019	December 31, 2018
Office	34.2%	35.0%
Hotel	23.0%	23.5%
Mixed Use	13.7%	11.9%
Multifamily	13.6%	15.4%
Residential	7.1%	4.9%
Retail	3.6%	2.4%
Industrial	0.8%	1.7%
Other	4.0%	5.2%
	100.0%	100.0%

Geographic Location	September 30, 2019	December 31, 2018
North East	28.6%	28.7%
West	19.5%	22.7%
International	15.4%	11.0%
South West	13.6%	14.0%
South East	9.6%	9.9%
Mid Atlantic	7.2%	6.8%
Midwest	6.1%	6.9%
	100.0%	100.0%

Infrastructure Lending Segment

The following table sets forth the amount of each category of investments we owned within our Infrastructure Lending Segment as of September 30, 2019 and December 31, 2018 (dollars in thousands):

					Unlevered
	Face	Carrying	Asset Specific	Net	Return on
	Amount	Value	Financing	Investment	Asset
September 30, 2019
First priority infrastructure loans and HTM securities	$1,358,206	$1,335,863	$1,033,716	$302,147	6.1%
Loans held-for-sale, infrastructure	168,445	164,122	134,450	29,672	4.2%
Loan loss allowance	N/A	(190)	—	(190)
	$1,526,651	$1,499,795	$1,168,166	$331,629

December 31, 2018
First priority infrastructure loans and HTM securities	$1,537,412	$1,517,547	$1,130,567	$386,980	5.9%
Loans held-for-sale, infrastructure	486,909	469,775	393,984	75,791	3.6%
	$2,024,321	$1,987,322	$1,524,551	$462,771

As of September 30, 2019 and December 31, 2018, our Infrastructure Lending Segment’s investment portfolio had the following characteristics based on carrying values:

Collateral Type	September 30, 2019	December 31, 2018
Natural gas power	74.7%	54.3%
Renewable power	15.4%	30.8%
Other thermal power	6.2%	5.1%
Midstream/downstream oil & gas	3.7%	9.3%
Upstream oil & gas	—%	0.5%
	100.0%	100.0%

Geographic Location	September 30, 2019	December 31, 2018
U.S. Regions:
North East	46.6%	32.8%
Midwest	25.0%	15.9%
South West	6.8%	12.9%
Mid-Atlantic	4.5%	4.6%
South East	3.9%	3.4%
West	3.8%	4.7%
International:
Mexico	7.1%	12.5%
United Kingdom	0.9%	4.7%
Ireland	—%	2.4%
Other	1.4%	6.1%
	100.0%	100.0%

Property Segment

The following table sets forth the amount of each category of investments, which are comprised of properties, intangible lease assets and liabilities and our equity investment in the Retail Fund held within our Property Segment as of September 30, 2019 and December 31, 2018 (amounts in thousands):

	September 30, 2019	December 31, 2018
Properties, net	$2,441,480	$2,512,847
Lease intangibles, net	73,478	87,729
Investment in unconsolidated entities	71,824	114,362
	$2,586,782	$2,714,938

The following table sets forth our net investment and other information regarding the Property Segment’s properties and intangible lease assets and liabilities as of September 30, 2019 (dollars in thousands):

		Asset			Weighted Average
	Carrying	Specific	Net	Occupancy	Remaining
	Value	Financing	Investment	Rate	Lease Term
Office—Medical Office Portfolio	$759,468	$489,404	$270,064	92.2%	6.3 years
Office—Ireland Portfolio	479,724	331,992	147,732	98.8%	8.9 years
Multifamily residential—Ireland Portfolio	18,407	11,296	7,111	81.0%	0.2 years
Multifamily residential—Woodstar I Portfolio	627,926	405,808	222,118	98.3%	0.5 years
Multifamily residential—Woodstar II Portfolio	600,676	437,600	163,076	99.3%	0.5 years
Retail—Master Lease Portfolio	343,790	192,316	151,474	100.0%	22.6 years
Subtotal—undepreciated carrying value	2,829,991	1,868,416	961,575
Accumulated depreciation and amortization	(315,033)	—	(315,033)
Net carrying value	$2,514,958	$1,868,416	$646,542

As of September 30, 2019 and December 31, 2018, our Property Segment’s investment portfolio had the following geographic characteristics based on carrying values:

Geographic Location	September 30, 2019	December 31, 2018
Ireland	17.0%	17.7%
U.S. Regions:
South East	51.3%	50.8%
South West	8.6%	8.6%
Midwest	8.4%	8.3%
North East	8.1%	8.1%
West	6.6%	6.5%
	100.0%	100.0%

Investing and Servicing Segment

The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of September 30, 2019 and December 31, 2018 (amounts in thousands):

				Asset
	Face	Carrying		Specific	Net
	Amount	Value		Financing	Investment
September 30, 2019
CMBS, fair value option	$2,697,712	$1,009,249	(1)	$313,114	$696,135
Intangible assets - servicing rights	N/A	43,015	(2)	—	43,015
Lease intangibles, net	N/A	23,265		—	23,265
Loans held-for-sale, fair value option, commercial	458,141	468,583		233,142	235,441
Loans held-for-investment	1,363	1,363		—	1,363
Investment in unconsolidated entities	N/A	33,246	(3)	—	33,246
Properties, net	N/A	261,156		225,362	35,794
	$3,157,216	$1,839,877		$771,618	$1,068,259
December 31, 2018
CMBS, fair value option	$2,872,381	$998,820	(1)	$320,158	$678,662
Intangible assets - servicing rights	N/A	44,632	(2)	—	44,632
Lease intangibles, net	N/A	29,327		—	29,327
Loans held-for-sale, fair value option, commercial	46,249	47,622		34,105	13,517
Loans held-for-investment	3,357	3,357		—	3,357
Investment in unconsolidated entities	N/A	44,129	(3)	—	44,129
Properties, net	N/A	272,043		230,995	41,048
	$2,921,987	$1,439,930		$585,258	$854,672
(1)	Includes $962.9 million and $957.5 million of CMBS eliminated in consolidation against VIE liabilities pursuant to ASC 810 as of September 30, 2019 and December 31, 2018, respectively.

(2)	Includes $24.8 million and $24.1 million of servicing rights intangibles eliminated in consolidation against VIE assets pursuant to ASC 810 as of September 30, 2019 and December 31, 2018, respectively.

(3)	Includes $21.5 million and $22.0 million of investment in unconsolidated entities eliminated in consolidation against VIE assets pursuant to ASC 810 as of September 30, 2019 and December 31, 2018, respectively.

Our REIS Equity Portfolio, as described in Note 6 to the Condensed Consolidated Financial Statements, had the following characteristics based on carrying values of $268.6 million and $284.7 million as of September 30, 2019 and December 31, 2018, respectively:

Property Type	September 30, 2019	December 31, 2018
Office	49.3%	56.5%
Retail	27.8%	24.1%
Multifamily	11.1%	7.8%
Mixed Use	5.2%	5.1%
Self-storage	4.7%	4.5%
Hotel	1.9%	2.0%
	100.0%	100.0%

Geographic Location	September 30, 2019	December 31, 2018
South East	32.6%	37.9%
North East	23.4%	22.4%
South West	18.3%	18.0%
West	10.5%	9.8%
Midwest	8.3%	6.8%
Mid Atlantic	6.9%	5.1%
	100.0%	100.0%

New Credit Facilities and Amendments

Refer to Notes 9 and 10 of our Condensed Consolidated Financial Statements for a detailed discussion of new credit facilities and amendments to existing credit facilities executed since December 31, 2018.

Secured Borrowings

The following table is a summary of our secured borrowings as of September 30, 2019 (dollars in thousands):

						Pledged					Approved
					Weighted	Asset		Maximum			but	Unallocated
	Current		Extended		Average	Carrying		Facility		Outstanding	Undrawn	Financing
	Maturity		Maturity (a)		Pricing	Value		Size		Balance	Capacity (b)	Amount (c)
Repurchase Agreements:
Commercial Loans	Aug 2020 to Jan 2024	(d)	Aug 2021 to Apr 2028	(d)	(e)	$4,458,046		$7,879,032	(f)	$2,945,331	$220,384	$4,713,317
Residential Loans	Feb 2021		N/A		LIBOR + 2.10%	16,332		400,000		13,190	—	386,810
Infrastructure Loans	Feb 2020 to Jul 2022		Feb 2021 to Jul 2027		LIBOR + 1.75%	316,759		1,000,000		263,664	—	736,336
Conduit Loans	Feb 2020 to Jun 2022		Feb 2021 to Jun 2023		LIBOR + 2.22%	358,405		363,225		234,025	32,000	97,200
CMBS/RMBS	Jun 2020 to Dec 2028	(g)	Sep 2020 to Oct 2029	(g)	(h)	1,069,948		778,025		676,648	15,785	85,592
Total Repurchase Agreements						6,219,490		10,420,282		4,132,858	268,169	6,019,255
Other Secured Financing:
Borrowing Base Facility	Apr 2022		Apr 2024		LIBOR + 2.25%	49,754		650,000	(i)	37,313	—	612,687
Infrastructure Acquisition Facility	Sep 2021		Sep 2022		(j)	1,062,553		1,086,201		883,173	—	203,028
Property Mortgages - Fixed rate	Mar 2021 to Aug 2052	(k)	N/A		3.41%	1,921,951		1,453,116		1,452,970	—	146
Property Mortgages - Variable rate	May 2020 to Apr 2025		N/A		LIBOR + 2.44%	831,275		694,351		643,261	—	51,090
Term Loan and Revolver	(l)		N/A		(l)	N/A	(l)	500,000		400,000	100,000	—
FHLB	Feb 2021		N/A		(m)	1,164,449		2,000,000		780,754	—	1,219,246
Collateralized Loan Obligation	Jul 2038		N/A		LIBOR + 1.34%	1,098,817		936,375		936,375	—	—
Total Other Secured Financing						6,128,799		7,320,043		5,133,846	100,000	2,086,197
						$12,348,289		$17,740,325		$9,266,704	$368,169	$8,105,452
Unamortized net discount										(2,920)
Unamortized deferred financing costs										(88,260)
										$9,175,524
(a)	Subject to certain conditions as defined in the respective facility agreement.

(b)	Approved but undrawn capacity represents the total draw amount that has been approved by the lenders related to those assets that have been pledged as collateral, less the drawn amount.

(c)	Unallocated financing amount represents the maximum facility size less the total draw capacity that has been approved by the lenders.

(d)	For certain facilities, borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions.

(e)	Certain facilities with an outstanding balance of $593.8 million as of September 30, 2019 are indexed to GBP LIBOR and EURIBOR. The remainder have a weighted average rate of LIBOR + 1.93%.

(f)	The aggregate initial maximum facility size of $6.8 billion may be increased at our option, subject to certain conditions. This amount includes such upsizes.

(g)	Certain facilities with an outstanding balance of $393.8 million as of September 30, 2019 carry a rolling 11-month or 12-month term which may reset monthly with the lender's consent. These facilities carry no maximum facility size.

(h)	A facility with an outstanding balance of $78.6 million as of September 30, 2019 has a fixed annual interest rate of 4.09%. All other facilities are variable rate with a weighted average rate of LIBOR + 1.55%.

(i)	The initial maximum facility size of $300.0 million may be increased to $650.0 million, subject to certain conditions.

(j)	Consists of an annual interest rate of the applicable currency benchmark index + 1.50%. The spread increases 25 bps in each of the second and third years of the facility which was entered into in September 2018.

(k)	The weighted average maturity is 9.3 years as of September 30, 2019.

(l)	Consists of: (i) a $400.0 million term loan facility that matures in July 2026 with an annual interest rate of LIBOR + 2.50%; and (ii) a $100.0 million revolving credit facility that matures in July 2024 with an annual interest rate of LIBOR + 3.00%. These facilities are secured by the equity interests in certain of our subsidiaries which totaled $3.5 billion as of September 30, 2019.

(m)	FHLB financing with an outstanding balance of $312.0 million as of September 30, 2019 has a weighted average fixed annual interest rate of 2.08%. The remainder is variable rate with a weighted average rate of LIBOR + 0.28%.

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

Variance between Average and Quarter-End Credit Facility Borrowings Outstanding

The following table compares the average amount outstanding under our secured financing agreements during each quarter and the amount outstanding as of the end of each quarter, together with an explanation of significant variances (amounts in thousands):

		Weighted-Average		Explanations
	Quarter-End	Balance During		for Significant
Quarter Ended	Balance	Quarter	Variance	Variances
December 31, 2018	$8,761,624	$8,885,381	$(123,757)	(a)
March 31, 2019	9,305,605	9,766,206	(460,601)	(b)
June 30, 2019	9,359,610	9,503,479	(143,869)	(c)
September 30, 2019	9,266,704	9,116,755	149,949	(d)
(a)	Variance primarily due to $120.0 million repaid on Commercial Loans repurchase facilities in December 2018.

(b)	Variance primarily due to the late quarter timing of commercial loan sales and loan repayments, all of which resulted in paydowns of the corresponding credit facilities which financed these assets.

(c)	Variance primarily due to loan repayments on the Infrastructure Acquisition Facility and Commercial Loans repurchase facilities.

(d)	Variance primarily due to the net increase in debt related to the CLO issuance in August 2019.

Borrowings under Unsecured Senior Notes

During both the three months ended September 30, 2019 and 2018, the weighted average effective borrowing rate on our unsecured senior notes was 4.9%. During the nine months ended September 30, 2019 and 2018, the weighted average effective borrowing rate on our unsecured senior notes was 4.9% and 5.0%, respectively. The effective borrowing rate includes the effects of underwriter purchase discount and the adjustment for the conversion option on the Convertible Notes, the initial value of which reduced the balance of the notes.

Refer to Note 10 of our Condensed Consolidated Financial Statements for further disclosure regarding the terms of our unsecured senior notes.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities

The following scheduled and/or projected principal repayments on our investments were based on amounts outstanding and extended contractual maturities of those investments as of September 30, 2019. The projected and/or required repayments of financing were based on the earlier of (i) the extended contractual maturity of each credit facility or (ii) the extended contractual maturity of each of the investments that have been pledged as collateral under the respective credit facility (amounts in thousands):

	Scheduled Principal	Scheduled/Projected	Projected/Required		Scheduled Principal
	Repayments on Loans	Principal Repayments	Repayments of		Inflows Net of
	and HTM Securities	on RMBS and CMBS	Financing		Financing Outflows
Fourth Quarter 2019	364,723	13,434	(458,556)	(1)	(80,399)
First Quarter 2020	177,647	10,109	(44,947)		142,809
Second Quarter 2020	353,336	22,992	(86,414)		289,914
Third Quarter 2020	258,271	9,381	(467,925)	(2)	(200,273)
Total	$1,153,977	$55,916	$(1,057,842)		$152,051
(1)	Includes $380.0 million of maturities associated with the financing of residential loans held-for-sale under the FHLB facility. Expected proceeds from sales of loans are not reflected in this table.

(2)	Includes $393.8 million of repayments associated with a secured financing facility that carries a rolling 12-month term which may reset monthly with the lender’s consent.

In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

Issuances of Equity Securities

We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At September 30, 2019, we had 100,000,000 shares of preferred stock available for issuance and 218,062,981 shares of common stock available for issuance.

Other Potential Sources of Financing

In the future, we may also use other sources of financing to fund the acquisition of our target assets, including other secured as well as unsecured forms of borrowing and sale of senior loan interests and other assets.

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

The Company’s board of directors declared the following dividends during the nine months ended September 30, 2019:

Declare Date	Record Date	Payment Date	Amount	Frequency
8/7/19	9/30/19	10/15/19	$0.48	Quarterly
5/8/19	6/28/19	7/15/19	$0.48	Quarterly
2/28/19	3/29/19	4/15/19	$0.48	Quarterly

On November 8, 2019, our board of directors declared a dividend of $0.48 per share for the fourth quarter of 2019, which is payable on January 15, 2020 to common stockholders of record as of December 31, 2019.

Leverage Policies

Our strategies with regards to use of leverage have not changed significantly since December 31, 2018. Refer to our Form 10-K for a description of our strategies regarding use of leverage.

Contractual Obligations and Commitments

Contractual obligations as of September 30, 2019 are as follows (amounts in thousands):

		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Secured financings (a)	$8,330,329	$897,211	$2,256,616	$2,505,566	$2,670,936
Collateralized loan obligations	936,375	—	—	—	936,375
Unsecured senior notes	1,950,000	—	1,200,000	250,000	500,000
Loan funding commitments (b)	2,479,728	1,697,817	698,765	83,146	—
Infrastructure Lending Segment commitments (c)	189,776	189,776	—	—	—
Loan purchase commitments (d)	46,486	46,486	—	—	—
Future lease commitments	34,862	6,399	7,418	3,223	17,822
Total	$13,967,556	$2,837,689	$4,162,799	$2,841,935	$4,125,133
(a)	Represents the contractual maturity of the respective credit facility, inclusive of available extension options. If investments that have been pledged as collateral repay earlier than the contractual maturity of the debt, the related portion of the debt would likewise require earlier repayment. Refer to Note 9 to the Condensed Consolidated Financial Statements for the expected maturities by year.

(b)	Excludes $223.3 million of loan funding commitments in which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower earlier than, or in excess of, expectations.

(c)	Represents contractual commitments of $155.0 million under revolvers and letters of credit and $34.8 million under delayed draw term loans.

(d)	Represents the Company’s contractual commitments to purchase residential mortgage loans from a third party residential mortgage originator.

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

We seek to further manage credit risk associated with our Investing and Servicing Segment loans held-for-sale through the purchase of credit index instruments. The following table presents our credit index instruments as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	Face Value of	Aggregate Notional Value of	Number of
	Loans Held-for-Sale	Credit Index Instruments	Credit Index Instruments
September 30, 2019	$242,275	$89,000	5
December 31, 2018	$46,249	$24,000	3

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations such as repurchase agreements, bank credit facilities, term loans, revolving facilities and securitizations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we mitigate such interest rate risk through the utilization of interest rate derivatives of the same duration. The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of September 30, 2019 and December 31, 2018 (dollars in thousands):

		Aggregate Notional
	Face Value of	Value of Interest	Number of Interest
	Hedged Instruments	Rate Derivatives	Rate Derivatives
Instrument hedged as of September 30, 2019
Loans held-for-investment, residential	$465,344	$94,400	6
Loans held-for-sale	784,753	533,630	42
RMBS, available-for-sale	286,717	85,000	2
Secured financing agreements	640,242	707,207	13
Unsecured senior notes	1,000,000	970,000	2
	$3,177,056	$2,390,237	65
Instrument hedged as of December 31, 2018
Loans held-for-sale	$346,300	$337,700	10
RMBS, available-for-sale	309,497	109,000	3
Secured financing agreements	1,085,717	1,029,376	16
Unsecured senior notes	1,000,000	970,000	2
	$2,741,514	$2,446,076	31

The following table summarizes the estimated annual change in net investment income for our variable rate investments and our variable rate debt assuming increases or decreases in LIBOR or other applicable index rates and adjusted for the effects of our interest rate hedging activities (amounts in thousands, except per share data):

	Variable rate
	investments and	2.0%	1.0%	1.0%	2.0%
Income (Expense) Subject to Interest Rate Sensitivity	indebtedness (1)	Increase	Increase	Decrease (2)	Decrease (2)
Investment income from variable rate investments	$8,561,874	$163,168	$78,441	$(53,416)	$(83,996)
Interest expense from variable rate debt, net of interest rate derivatives	(6,955,649)	(140,664)	(70,341)	68,500	131,966
Net investment income from variable rate instruments	$1,606,225	$22,504	$8,100	$15,084	$47,970
Impact per diluted shares outstanding		$0.08	$0.03	$0.05	$0.17
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

The following table represents our current currency hedge exposure as it relates to our investments denominated in foreign currencies, along with the aggregate notional amount of the hedges in place (amounts in thousands except for number of contracts) using the September 30, 2019 GBP closing rate of 1.2287, Euro (“EUR”) closing rate of 1.0902 and Australian Dollar (“AUD”) closing rate of 0.6749.

Carrying Value of Net Investment	Local Currency	Number of Foreign Exchange Contracts		Aggregate Notional Value of Hedges Applied	Expiration Range of Contracts
$5,208	EUR	48		$6,140	August 2020 – July 2021
2,203	GBP	2		5,097	October 2019
13,132	GBP	3		10,549	November 2019 – June 2020
25,059	GBP	17		120,459	October 2019 – July 2021
31,783	EUR	8		35,880	May 2020 – March 2022
17,708	EUR	36		29,847	November 2019 – August 2022
88,098	GBP	14		105,541	October 2019- January 2022
39,029	GBP	6		39,369	April 2021
2,996	AUD	1		4,751	October 2019
55,950	EUR	13		69,651	November 2019 – November 2022
153,314	EUR	9		193,654	December 2019 – June 2020
26,391	GBP	9	(1)	32,814	December 2019 – December 2021
818	AUD	1		3,556	November 2021
53,941	GBP	36		70,276	November 2019 – November 2021
11,286	GBP	11		13,055	December 2019 – April 2022
$526,916		214		$740,639
(1)	These foreign exchange contracts hedge our EUR currency exposure created by our acquisition of the Ireland Portfolio.

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

Changes in Internal Control Over Financial Reporting. No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Investments

We may sponsor, or purchase the more junior securities of collateralized loan obligations (“CLO”s) and such instruments involve significant risks, including that these securities receive distributions from the CLO only if the CLO generates enough income to first pay all the investors holding senior tranches and all CLO expenses.

In August 2019, we entered into a CLO, and in the future we may enter into additional CLOs. In CLOs, investors purchase specific tranches, or slices, of debt instruments that are secured or backed by a pool of loans. The CLO debt classes have a specific seniority structure and priority of payments. The most junior securities of a CLO are generally retained by the sponsor of the CLO and are usually entitled to all of the income generated by the pool of loans after the payment of debt service on all the more senior classes of debt and the payment of all expenses. Defaults on the pool of loans therefore first affect the most junior tranches. The subordinate tranches of CLO debt may also experience a lower recovery and greater risk of loss, including risk of deferral or non-payment of interest than more senior tranches of the CLO debt because they bear the bulk of defaults from the loans held in the CLO and serve to protect the other, more senior tranches from default in all but the most severe circumstances. Despite the protection provided by the subordinate tranches, even more senior CLO tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to collateral default and disappearance of protecting tranches, decline in market value due to market anticipation of defaults and aversion to CLO securities as a class. Further, the transaction documents relating to the issuance of CLO securities may impose eligibility criteria on the assets of the CLO, restrict the ability of the CLO’s sponsor to trade investments and impose certain portfolio-wide asset quality requirements. Finally, the credit risk retention rules of the Securities and Exchange Commission (the “Risk Retention Rules”) impose a retention requirement of 5% of the issued debt classes by the sponsor of the CLO. These criteria, restrictions and requirements may limit the ability of the CLO’s sponsor (or collateral manager) to maximize returns on the CLO securities.

In addition, CLOs are not actively traded and are relatively illiquid investments and volatility in CLO trading markets may cause the value of these investments to decline. The market value of CLO securities may be affected by, among other things, changes in the market value of the underlying loans held by the CLO, changes in the distributions on the underlying loans, defaults and recoveries on the underlying loans, capital gains and losses on the underlying losses (or foreclosure assets), prepayments on the underlying loans and the availability, prices and interest rate of underlying loans. Furthermore, the leveraged nature of each subordinated tranche may magnify the adverse impact on such class of changes in the value of the loans, changes in the distributions on the loans, defaults and recoveries on the loans, capital gains and losses on the loans (or foreclosure assets), prepayment on loans and availability, price and interest rates of the loans.

A CLO may include certain interest coverage tests, overcollateralization coverage tests or other tests that, if not met, may result in a change in the priority of distributions, which may result in the reduction or elimination of distributions to the subordinate debt and equity tranches until the tests have been met or certain senior classes of securities have been paid in full. Accordingly, if we hold subordinate debt interests in a CLO that contains such tests and such tests are not satisfied, we may experience a significant reduction in our cash flow from those interests.

Furthermore, if any CLO that we sponsor or in which we hold interests fails to meet certain tests relevant to the most senior debt issued and outstanding by the CLO issuer, an event of default may occur under that CLO. If that occurs, (i) if we were serving as manager of the CLO, our ability to manage the CLO may be terminated and (ii) our ability to attempt to cure any defaults in the CLO may be limited, which would increase the likelihood of a reduction or elimination of cash flow and returns to us in the CLOs for an indefinite time.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of securities during the three months ended September 30, 2019.

Issuer Purchases of Equity Securities

There were no purchases of common stock during the three months ended September 30, 2019.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.  Exhibits.

(a)	Index to Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description
10.1

Indenture, dated as of August 15, 2019, by and among STWD 2019-FL1, Ltd., as Issuer, STWD 2019-FL1, LLC, as Co-Issuer, Starwood Property Mortgage, L.L.C., as Advancing Agent, Wilmington Trust, National Association, as Trustee, and Wells Fargo Bank, National Association, as Note Administrator and Custodian (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 21, 2019)

10.2	Restricted Stock Unit Award Agreement (Starwood Property Trust, Inc. 2017 Manager Equity Plan)

10.3	Form of Restricted Stock Award Agreement for Independent Directors (Starwood Property Trust, Inc. 2017 Equity Plan)

10.4	Guarantee Agreement, dated as of December 10, 2015, made by Starwood Property Trust, Inc. in favor of JPMorgan Chase Bank, National Association (the “Guarantee”)

10.5

First Amendment to Guarantee Agreement, dated as of September 15, 2017, made by Starwood Property Trust, Inc. for the benefit of JPMorgan Chase Bank, National Association (the “First Amendment to Guarantee”)

10.6

Second Amendment to Guarantee Agreement dated as of March 15, 2019, between Starwood Property Trust, Inc. and JPMorgan Chase Bank, National Association (collectively with the Guarantee Agreement, dated as of December 10, 2015, and the First Amendment to Guarantee, the “Guarantee Agreement”)

10.7	Letter Agreement, dated September 17, 2019, between Starwood Property Trust, Inc. and JPMorgan Chase Bank, National Association with respect to the Guarantee Agreement

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD PROPERTY TRUST, INC.

Date: November 8, 2019	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: November 8, 2019	By:	/s/ RINA PANIRY
Rina Paniry Chief Financial Officer, Treasurer, Chief Accounting Officer and Principal Financial Officer