Form 10-K
period 2019-12-31
STARWOOD PROPERTY TRUST, INC.
filed 2020-02-25
CIK 1465128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Registrant’s telephone number, including area code (203) 422-7700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	STWD	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧ No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

As of June 28, 2019, the aggregate market value of the voting stock held by non-affiliates was $6,183,846,104 based on the reported last sale price of our common stock on June 28, 2019. Shares of our common stock held by affiliates, which includes officers and directors of the registrant, have been excluded from this calculation. This calculation does not reflect a determination that persons are affiliates for any other purposes.

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of February 18, 2020 was 282,613,156.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated By Reference: The information required by Part III of this Form 10-K, to the extent not set forth herein or by amendment, is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or prior to April 29, 2020.

Special Note Regarding Forward-Looking Statements

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

These forward-looking statements are based largely on our current beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors that may cause actual results to vary from our forward-looking statements are set forth under the caption “Risk Factors” in this report and include, but are not limited to:

●	defaults by borrowers in paying debt service on outstanding indebtedness;
●	impairment in the value of real estate property securing our loans or in which we invest;
●	availability of mortgage origination and acquisition opportunities acceptable to us;
●	potential mismatches in the timing of asset repayments and the maturity of the associated financing agreements;
●	our ability to integrate our prior acquisition of the project finance origination, underwriting and capital markets business of GE Capital Global Holdings, LLC into our business and to achieve the benefits that we anticipate from the acquisition;
●	national and local economic and business conditions;
●	general and local commercial and residential real estate property conditions;
●	changes in federal government policies;
●	changes in federal, state and local governmental laws and regulations;
●	increased competition from entities engaged in mortgage lending and securities investing activities;
●	changes in interest rates; and
●	the availability of, and costs associated with, sources of liquidity.

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

PART I

Item 1. Business.

The following description of our business should be read in conjunction with the information included elsewhere in this Form 10-K for the year ended December 31, 2019. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this Form 10-K. References in this Form 10-K to “we,” “our,” “us,” or the “Company” refer to Starwood Property Trust, Inc. and its subsidiaries.

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

We have four reportable business segments as of December 31, 2019 and we refer to the investments within these segments as our target assets:

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

Our corporate headquarters office is located at 591 West Putnam Avenue, Greenwich, Connecticut 06830, and our telephone number is (203) 422-7700.

Investment Strategy

We seek to attain attractive risk-adjusted returns for our investors over the long term by sourcing and managing a diversified portfolio of target assets, financed in a manner that is designed to deliver attractive returns across a variety of market conditions and economic cycles. Our investment strategy focuses on a few fundamental themes:

●	origination and acquisition of real estate debt assets with an implied basis sufficiently low to weather declines in asset values;
●	acquisition of equity interests in commercial real estate properties that generate stable current returns, increase the duration of our investment portfolio and provide potential for capital appreciation;
●	focus on real estate markets and asset classes with strong supply and demand fundamentals and/or barriers to entry;
●	structuring and financing each transaction in a manner that reflects the risk of the underlying asset’s cash flow stream and credit risk profile, and efficiently managing and maintaining the transaction’s interest rate and currency exposures at levels consistent with management’s risk objectives;
●	seeking situations where our size, scale, speed and sophistication allow us to position ourselves as a “one-stop” lending solution for real estate owner/operators;
●	utilizing the skills, expertise, and contacts developed by our Manager over the past 20 plus years as one of the premier global real estate investment managers to (i) correctly anticipate trends and identify attractive risk-adjusted investment opportunities in U.S. and European real estate markets; and (ii) expand and diversify our presence in various asset classes, including:
●	origination and acquisition of residential mortgage loans, including residential mortgage loans sometimes referred to as “non-qualified mortgages” or “non-QMs”; and
●	origination and acquisition of corporate and asset-backed loans;
●	utilizing the skills, expertise and infrastructure we acquired through our acquisition of LNR, a market leading diversified real estate investment management and loan servicing company, to expand and diversify our presence in various segments of real estate, including:
●	origination of small and medium sized loan transactions ($10 million to $50 million) for both investment and securitization/gain-on-sale;
●	investment in CMBS;
●	investment in commercial real estate;

●	special servicing of commercial real estate loans in commercial real estate securitization transactions; and

●	utilizing the skills and expertise we acquired through our acquisition of the Infrastructure Lending Segment to expand our originations and acquisitions of infrastructure debt investments.

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

Investment Guidelines

Our board of directors has adopted the following investment guidelines:

●	our investments will be in our target assets unless otherwise approved by our board of directors;
●	no investment shall be made that would cause us to fail to qualify as a REIT for federal income tax purposes;
●	no investment shall be made that would cause us or any of our subsidiaries to be required to be registered as an investment company under the 1940 Act;
●	not more than 25% of our equity will be invested in any individual asset without the consent of a majority of our independent directors; and
●	(a) any investment that is less than $150 million will require approval of our Chief Executive Officer; (b) any investment that is equal to or in excess of $150 million but less than $250 million will require approval of our Manager’s investment committee; (c) any investment that is equal to or in excess of $250 million but less than $400 million will require approval of each of the investment committee of our board of directors and our Manager’s investment committee; and (d) any investment that is equal to or in excess of $400 million will require approval of each of our board of directors and our Manager’s investment committee.

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

Financing Strategy

Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from registering under the 1940 Act, we may finance the acquisition of our target assets, to the extent available to us, through the following methods:

●	sources of private and government sponsored financing, including long and short-term repurchase agreements, warehouse and bank credit facilities, and mortgage loans on equity interests in commercial real estate properties;

●	loan sales, syndications and/or securitizations; and

●	public or private offerings of our equity and/or debt securities.

We may also utilize other sources of financing to the extent available to us.

Our Target Assets

We invest in target assets secured primarily by U.S. or European collateral. We focus primarily on originating or opportunistically acquiring commercial mortgage whole loans, B-Notes, mezzanine loans, preferred equity and mortgage-backed securities (“MBS”). We may invest in performing and non-performing mortgage loans and other real estate-related loans and debt investments. We may acquire target assets through portfolio acquisitions or other types of acquisitions. Our Manager targets desirable markets where it has expertise in the real estate collateral underlying the assets being acquired. Our target assets include the following types of loans and other investments:

●	Whole mortgage loans: loans secured by a first mortgage lien on a commercial property that provide mortgage financing to commercial property developers or owners generally having maturity dates ranging from three to ten years;
●	B-Notes: typically a privately negotiated loan that is secured by a first mortgage on a single large commercial property or group of related properties and subordinated to an A Note secured by the same first mortgage on the same property or group;
●	Mezzanine loans: loans made to commercial property owners that are secured by pledges of the borrower’s ownership interests in the property and/or the property owner, subordinate to whole mortgage loans secured by first or second mortgage liens on the property and senior to the borrower’s equity in the property;
●	Construction or rehabilitation loans: mortgage loans and mezzanine loans to finance the cost of construction or rehabilitation of a commercial property;
●	CMBS: securities that are collateralized by commercial mortgage loans, including:
●	senior and subordinated investment grade CMBS,
●	below investment grade CMBS, and
●	unrated CMBS;
●	Corporate bank debt: term loans and revolving credit facilities of commercial real estate operating or finance companies, each of which are generally secured by such companies’ assets;
●	Equity: equity interests in commercial real estate properties, including commercial properties purchased from CMBS trusts;

●	Corporate bonds: debt securities issued by commercial real estate operating or finance companies that may or may not be secured by such companies’ assets, including:
●	investment grade corporate bonds,
●	below investment grade corporate bonds, and
●	unrated corporate bonds;

●	Non-Agency RMBS: securities collateralized by residential mortgage loans that are not guaranteed by any U.S. Government agency or federally chartered corporation;
●	Residential mortgage loans: loans secured by a first mortgage lien on residential property;

●	Infrastructure loans: senior secured project finance loans and senior secured project finance investment securities secured by power generation facilities and midstream and downstream oil and gas assets; and

●	Net leases: commercial properties subject to net leases, which leases typically have longer terms than gross leases, require tenants to pay substantially all of the operating costs associated with the properties and often have contractually specified rent increases throughout their terms.

In addition, we may invest in the following real estate-related investments:

●	Agency RMBS: RMBS for which a U.S. government agency or a federally chartered corporation guarantees payments of principal and interest on the securities.

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

Commercial and Residential Lending Segment

The following table sets forth the amount of each category of investments we owned across various property types within our Commercial and Residential Lending Segment as of December 31, 2019 and 2018 (dollars in thousands):

							Unlevered
	Face	Carrying		Asset Specific	Net		Return on
	Amount	Value		Financing	Investment	Vintage	Asset
December 31, 2019
First mortgages (1)	$7,961,494	$7,926,732		$4,715,244	$3,211,488	1998-2019	6.4%
Subordinated mortgages	77,055	75,724		—	75,724	1998-2019	9.5%
Mezzanine loans (1)	484,408	484,164		—	484,164	2013-2019	12.2%
Residential loans, fair value option	654,925	671,572		425,423	246,149	2013-2019	5.9%
Other loans	66,525	62,555		—	62,555	1999-2018	8.9%
Loans held-for-sale, fair value option, residential	587,144	605,384		454,223	151,161	2015-2019	5.9%
Loan loss allowance	—	(33,415)		—	(33,415)	N/A
RMBS, available-for-sale	278,853	189,576		102,073	87,503	2003-2007	12.3%
RMBS, fair value option	87,397	147,034	(2)	32,292	114,742	2018-2019	10.2%
CMBS, fair value option	118,249	118,215	(2)	58,801	59,414	2018	5.5%
HTM debt securities (3)	527,338	525,485		178,880	346,605	2014-2019	7.1%
Equity security	12,119	12,664		—	12,664	N/A
Investment in unconsolidated entities	N/A	46,921		—	46,921	N/A
Properties, net	N/A	26,834		—	26,834	N/A
	$10,855,507	$10,859,445		$5,966,936	$4,892,509

December 31, 2018
First mortgages (1)	$6,627,879	$6,603,760		$3,542,214	$3,061,546	1997-2018	7.0%
Subordinated mortgages	53,996	52,778		—	52,778	1998-2018	9.4%
Mezzanine loans (1)	394,739	393,832		—	393,832	2005-2018	11.6%
Other loans	64,658	61,001		—	61,001	1999-2018	9.1%
Loans held-for-sale, fair value option, residential	609,571	623,660		499,756	123,904	2013-2018	6.1%
Loans held-for-sale, commercial	48,667	46,495		30,525	15,970	2018	6.3%
Loans transferred as secured borrowings	74,692	74,346		74,239	107	N/A
Loan loss allowance	—	(39,151)		—	(39,151)	N/A
RMBS, available-for-sale	309,497	209,079		44,070	165,009	2003-2007	11.7%
RMBS, fair value option	62,397	87,879	(2)	13,179	74,700	2018	8.0%
CMBS, fair value option	160,198	158,688	(2)	83,864	74,824	2018	6.7%
HTM debt securities (3)	585,017	583,381		191,991	391,390	2014-2018	7.5%
Equity security	11,660	11,893		—	11,893	N/A
Investment in unconsolidated entities	N/A	35,274		—	35,274	N/A
	$9,002,971	$8,902,915		$4,479,838	$4,423,077
(1)	First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $967.0 million and $1.0 billion being classified as first mortgages as of December 31, 2019 and 2018, respectively.

(2)	Eliminated in consolidation against VIE liabilities pursuant to Accounting Standards Codification (“ASC”) 810.

(3)	CMBS held-to-maturity (“HTM”) and mandatorily redeemable preferred equity interests in commercial real estate entities.

As of December 31, 2019 and 2018, our Commercial and Residential Lending Segment’s investment portfolio, excluding residential loans, RMBS, properties and other investments, had the following characteristics based on carrying values:

	As of December 31,
Collateral Property Type	2019	2018
Office	37.8%	35.0%
Hotel	20.9%	23.5%
Mixed Use	13.0%	11.9%
Multifamily	12.6%	15.4%
Residential	8.5%	4.9%
Retail	3.3%	2.4%
Industrial	0.7%	1.7%
Other	3.2%	5.2%
	100.0%	100.0%

	As of December 31,
Geographic Location	2019	2018
U.S. Regions:
North East	27.5%	28.7%
West	22.2%	22.7%
South West	10.7%	14.0%
Mid Atlantic	8.3%	6.8%
South East	7.9%	9.9%
Midwest	4.1%	6.9%
International:
Europe/Australia	16.2%	7.8%
Bahamas/Bermuda	3.1%	3.2%
	100.0%	100.0%

Our primary focus has been to build a portfolio of commercial mortgage and mezzanine loans with attractive risk-adjusted returns by focusing on the underlying real estate fundamentals and credit analysis of the borrowers. We continually monitor borrower performance and complete a detailed, loan-by-loan formal credit review on a quarterly basis. The results of this review are incorporated into our quarterly assessment of the adequacy of the allowance for loan losses.

As of December 31, 2019, commercial loans held-for-investment and HTM securities had a weighted-average expected maturity of 2.0 years, inclusive of extension options that management believes are probable of exercise.

Infrastructure Lending Segment

The following table sets forth the amount of each category of investments we owned within our Infrastructure Lending Segment as of December 31, 2019 and 2018 (dollars in thousands):

					Unlevered
	Face	Carrying	Asset Specific	Net	Return on
	Amount	Value	Financing	Investment	Asset
December 31, 2019
First priority infrastructure loans and HTM securities	$1,474,052	$1,442,601	$1,121,065	$321,536	6.4%
Loans held-for-sale, infrastructure	121,271	119,724	96,001	23,723	5.1%
Loan loss allowance	N/A	(196)	—	(196)
Investment in unconsolidated entities	N/A	25,862	—	25,862
	$1,595,323	$1,587,991	$1,217,066	$370,925

December 31, 2018
First priority infrastructure loans and HTM securities	$1,537,412	$1,517,547	$1,130,567	$386,980	5.9%
Loans held-for-sale, infrastructure	486,909	469,775	393,984	75,791	3.6%
	$2,024,321	$1,987,322	$1,524,551	$462,771

As of December 31, 2019 and 2018, our Infrastructure Lending Segment’s investment portfolio had the following characteristics based on carrying values:

	As of December 31,
Collateral Type	2019	2018
Natural gas power	72.6%	54.3%
Midstream/downstream oil & gas	12.8%	9.3%
Renewable power	10.6%	30.8%
Other thermal power	4.0%	5.1%
Upstream oil & gas	—%	0.5%
	100.0%	100.0%

	As of December 31,
Geographic Location	2019	2018
U.S. Regions:
North East	43.9%	32.8%
Midwest	25.5%	15.9%
South West	12.6%	12.9%
South East	4.8%	3.4%
West	4.2%	4.7%
Mid-Atlantic	4.0%	4.6%
International:
Mexico	2.9%	12.5%
United Kingdom	—%	4.7%
Ireland	—%	2.4%
Other	2.1%	6.1%
	100.0%	100.0%

As of December 31, 2019, the Infrastructure Lending Segment’s first priority infrastructure loans and HTM securities had a weighted-average contractual maturity of 5.2 years.

Property Segment

The following table sets forth the amount of each category of investments, which are comprised of properties, intangible lease assets and liabilities and our equity investment in four regional shopping malls (the “Retail Fund”) held within our Property Segment as of December 31, 2019 and 2018 (amounts in thousands):

	December 31, 2019	December 31, 2018
Properties, net	$2,029,024	$2,512,847
Lease intangibles, net	44,986	87,729
Investment in unconsolidated entities	—	114,362
	$2,074,010	$2,714,938

The following table sets forth our net investment and other information regarding the Property Segment’s properties and intangible lease assets and liabilities as of December 31, 2019 (dollars in thousands):

		Asset			Weighted Average
	Carrying	Specific	Net	Occupancy	Remaining
	Value	Financing	Investment	Rate	Lease Term
Office—Medical Office Portfolio	$759,879	$590,858	$169,021	91.6%	6.4 years
Multifamily residential—Woodstar I Portfolio	629,503	478,194	151,309	98.3%	0.5 years
Multifamily residential—Woodstar II Portfolio	605,527	436,885	168,642	99.2%	0.5 years
Retail—Master Lease Portfolio	343,790	192,397	151,393	100.0%	22.3 years
Subtotal—undepreciated carrying value	2,338,699	1,698,334	640,365
Accumulated depreciation and amortization	(264,689)	—	(264,689)
Net carrying value	$2,074,010	$1,698,334	$375,676

See Note 7 to the Consolidated Financial Statements for a description of the above-referenced Property Segment Portfolios.

As of December 31, 2019 and 2018, our Property Segment’s investment portfolio had the following geographic characteristics based on carrying values:

	As of December 31,
Geographic Location	2019	2018
U.S. Regions:
South East	62.0%	50.8%
South West	10.3%	8.6%
Midwest	10.1%	8.3%
North East	9.7%	8.1%
West	7.9%	6.5%
Ireland	—%	17.7%
	100.0%	100.0%

Refer to Schedule III included in Item 8 of this Form 10-K for a detailed listing of the properties held by the Company, including their respective geographic locations.

Investing and Servicing Segment

The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of December 31, 2019 and 2018 (amounts in thousands):

				Asset
	Face	Carrying		Specific	Net
	Amount	Value		Financing	Investment
December 31, 2019
CMBS, fair value option	$2,897,654	$1,177,148	(1)	$300,705	$876,443
Intangible assets - servicing rights	N/A	43,164	(2)	—	43,164
Lease intangibles, net	N/A	20,060		—	20,060
Loans held-for-sale, fair value option, commercial	160,635	159,238		85,873	73,365
Loans held-for-investment	1,294	1,294		—	1,294
Investment in unconsolidated entities	N/A	32,183	(3)	—	32,183
Properties, net	N/A	210,582		187,929	22,653
	$3,059,583	$1,643,669		$574,507	$1,069,162
December 31, 2018
CMBS, fair value option	$2,872,381	$998,820	(1)	$320,158	$678,662
Intangible assets - servicing rights	N/A	44,632	(2)	—	44,632
Lease intangibles, net	N/A	29,327		—	29,327
Loans held-for-sale, fair value option, commercial	46,249	47,622		34,105	13,517
Loans held-for-investment	3,357	3,357		—	3,357
Investment in unconsolidated entities	N/A	44,129	(3)	—	44,129
Properties, net	N/A	272,043		230,995	41,048
	$2,921,987	$1,439,930		$585,258	$854,672
(1)	Includes $1.1 billion and $957.5 million of CMBS eliminated in consolidation against VIE liabilities pursuant to ASC 810 as of December 31, 2019 and 2018, respectively. Also includes $186.6 million and $8.4 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of December 31, 2019 and 2018, respectively.

(2)	Includes $26.2 million and $24.1 million of servicing rights intangibles eliminated in consolidation against VIE assets pursuant to ASC 810 as of December 31, 2019 and 2018, respectively.

(3)	Includes $20.6 million and $22.0 million of investment in unconsolidated entities eliminated in consolidation against VIE assets pursuant to ASC 810 as of December 31, 2019 and 2018, respectively

As of December 31, 2019, the Investing and Servicing Segment’s CMBS had a weighted-average expected maturity of 7.8 years.

Our Investing and Servicing Segment Property Portfolio (the “REIS Equity Portfolio”), as described in Note 3 to the Consolidated Financial Statements, had the following characteristics based on carrying values of $214.9 million and $284.7 million as of December 31, 2019 and 2018, respectively:

	As of December 31,
Property Type	2019	2018
Office	52.7%	56.5%
Retail	28.8%	24.1%
Multifamily	6.5%	7.8%
Mixed Use	5.8%	5.1%
Self-storage	3.9%	4.5%
Hotel	2.3%	2.0%
	100.0%	100.0%

	As of December 31,
Geographic Location	2019	2018
South East	22.6%	37.9%
North East	22.6%	22.4%
South West	22.0%	18.0%
West	13.5%	9.8%
Midwest	10.9%	6.8%
Mid Atlantic	8.4%	5.1%
	100.0%	100.0%

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

Our Manager draws upon the experience and expertise of Starwood Capital Group’s team of professionals and support personnel operating in 16 cities across seven countries. Our Manager also benefits from Starwood Capital Group’s dedicated asset management group operating in offices located in the U.S. and abroad. We also benefit from Starwood Capital Group’s portfolio management, finance and administration functions, which address legal, compliance, investor relations and operational matters, asset valuation, risk management and information technologies in connection with the performance of our Manager’s duties.

Employees

As of December 31, 2019, the Company had 296 full-time employees, the majority of which are real estate professionals located throughout the U.S.

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

Leverage Policies

Refer to Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Leverage Policies.”

Available Information

Our website address is www.starwoodpropertytrust.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other filings as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”), and also make available on our website the charters for the Audit, Compensation and Nominating and Corporate Governance Committees of our board of directors and our Code of Business Conduct and Ethics and Code of Ethics for Principal Executive Officer and Senior Financial Officers, as well as our corporate governance guidelines. Copies in print of these documents are available upon request to our Corporate Secretary at the address indicated on the cover of this report. The information on our website is not a part of, nor is it incorporated by reference into, this Form 10-K. Any material we file with or furnish to the SEC is also maintained on the SEC website (http://www.sec.gov).

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

To communicate with our board of directors electronically, we have established an e-mail address, BoardofDirectors@stwdreit.com, to which stockholders may send correspondence to our board of directors or any such individual directors or group or committee of directors.

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

We offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s officers and key personnel. The initial term of our management agreement with our Manager, and the initial term of the investment advisory agreement between our Manager and Starwood Capital Group Management, LLC, expired on August 17, 2012, with automatic one-year renewals thereafter; provided, however, that our Manager may terminate the management agreement annually upon 180 days prior notice. If the management agreement and the investment advisory agreement are terminated and no suitable replacement is found to manage us, we may not be able to continue to execute our business plan.

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

Our Manager and executive officers may have conflicts between their duties to us and their duties to, and interests in, Starwood Capital Group and its other investment funds. From time to time, one or more private investment funds sponsored by Starwood Capital Group (collectively, “Starwood Private Real Estate Funds”) may be subject to exclusivity provisions that require all or a portion of investment opportunities related to real estate to be allocated to such Starwood Private Real Estate Funds rather than to us. Subject to the provisions of the co-investment and allocation agreement as described in the next paragraph, there can be no assurance that future Starwood Private Real Estate Funds would not be subject to such exclusivity requirements and, as a result, they may acquire investment opportunities that would not be available to us. Our independent directors do not approve each co-investment made by the Starwood Private Real Estate Funds and us unless the amount of capital we invest in the proposed co-investment otherwise requires the review and approval of our independent directors pursuant to our investment guidelines. Pursuant to the exclusivity provisions of the Starwood Private Real Estate Funds, our investment strategy may not include either (i) equity interests in real estate or (ii) “near-to-medium-term loan to own” investments, in each case (of both (i) and (ii)) if such investments are expected, at the time such investment is made, to produce an internal rate of return (“IRR”) within the target return threshold specified in the governing documents of one or more Starwood Private Real Estate Funds. Therefore, our board of directors does not have the flexibility to expand our investment strategy to include equity interests in real estate or “near-term loan to own” investments with such an IRR expectation.

Our Manager, Starwood Capital Group and their respective affiliates may sponsor or manage a U.S. publicly traded investment vehicle that invests generally in real estate assets but not primarily in our “target assets” (as defined in our co-investment and allocation agreement) (a “potential competing vehicle”). Our Manager and Starwood Capital Group have also agreed in our co-investment and allocation agreement that for so long as the management agreement is in effect and our Manager and Starwood Capital Group are under common control, no entity controlled by Starwood Capital Group will sponsor or manage a potential competing vehicle unless Starwood Capital Group adopts a policy that either (i) provides for the fair and equitable allocation of investment opportunities in our “target assets” (as defined in our co-investment and allocation agreement) among all such vehicles and us or (ii) provides us the right to co-invest with respect to any “target assets” (as defined in our co-investment and allocation agreement) with such vehicles, in each case subject to the suitability of each investment opportunity for the particular vehicle and us and each such vehicle’s and our availability of cash for investment. To the extent that there is overlap between our investment program and that of a Starwood Private Real Estate Fund, a fair and equitable allocation policy may involve a co-investment between us and such Starwood Private Real Estate Fund or a chronological rotation between us and such Starwood Private Real Estate Fund. Although Starwood Capital Group has adopted such an investment allocation policy, Starwood Capital Group has some discretion as to how investment opportunities are allocated. As a result, we may either not be presented with the opportunity to participate in these investments or may be limited in our ability to invest.

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

The initial term of our management agreement with our Manager, and the initial term of the investment advisory agreement between our Manager and Starwood Capital Group Management, LLC, expired on August 17, 2012, with automatic one-year renewals thereafter; provided, however, that our Manager may terminate the management agreement annually upon 180 days prior notice. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to continue to execute our business plan.

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

Our network systems and storage applications, and those systems and storage and other business applications maintained by our third party providers, may be subject to attempts to gain unauthorized access, breach, malfeasance or other system disruptions. In some cases, it is difficult to anticipate or to detect immediately such incidents and the damage caused thereby. While we continually work to safeguard our internal network systems and validate the security of our third party providers, including through information security policies and employee awareness and training, such actions may not be sufficient to prevent cyber-attacks or security breaches. The loss, disclosure or misappropriation of, or unauthorized access to, information or the Company’s failure to meet its obligations could result in legal claims or proceedings, penalties and remediation costs. A significant data breach or the Company’s failure to meet its obligations may adversely affect the Company’s reputation, business, results of operations and financial condition.

In particular, our business is highly dependent on the communications and information systems of Starwood Capital Group. Any failure or interruption of Starwood Capital Group’s systems could cause delays or other problems, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

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

Our financing sources currently include our credit agreements, our master repurchase agreements, our collateralized loan obligation (“CLO”), our convertible senior notes, our senior notes, our mortgage debt on certain investment properties and common stock and debt offerings. Subject to market conditions and availability, we may seek additional sources of financing in the form of bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities, structured financing arrangements, public and private equity and debt issuances and derivative instruments, in addition to transaction or asset-specific funding arrangements.

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

We currently have a significant amount of indebtedness outstanding. As of December 31, 2019, our total consolidated indebtedness was approximately $11.8 billion (excluding accounts payable, accrued expenses, other liabilities, VIE liabilities and unfunded commitments). Our outstanding indebtedness currently includes our credit agreements, our repurchase agreements, our CLO, our convertible senior notes, our senior notes and mortgage debt on certain investment properties. Subject to market conditions and availability, we may incur additional debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities, structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset-specific funding arrangements. The percentage of leverage we employ varies depending on our available capital, our ability to obtain and access financing arrangements with lenders and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. Our governing documents contain no limitation on the amount of debt we may incur. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. However, under our current repurchase agreements and bank credit facilities, our total leverage may not exceed 80% of total assets (as defined therein), as adjusted to remove the impact of bona-fide loan sales that are accounted for as financings and the consolidation of VIEs pursuant to GAAP. Moreover, the respective indentures governing our senior notes contain covenants that, subject to a number of exceptions and adjustments, among other things,  limit our ability to incur additional indebtedness and require that we maintain total unencumbered assets (as defined therein) of not less than 120% of the aggregate principal amount of our outstanding unsecured indebtedness (as defined therein). In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt subjects us to many risks that, if realized, would materially and adversely affect us, including the risk that:

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

•	our debt may increase our vulnerability to adverse economic and industry conditions, and investment yields may not increase with higher financing costs;
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
•

increases in the level of interest rates may (x) increase the credit risk of our assets by negatively impacting the ability of our borrowers to pay debt service on our floating rate loan assets or our ability to refinance our assets upon maturity and (y) negatively impact the value of the real estate supporting our investments (or that we own directly) through the impact such increases can have on property valuation capitalization rates; and

•

changes in interest rates and/or the differential between U.S. dollar interest rates and those of non-dollar currencies in which we invest can adversely affect the value of our non-dollar assets and/or associated currency hedging transactions.

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

The utilization of any of our repurchase agreements is subject to the pre-approval of the lender.

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

We are subject to various restrictive covenants contained in our existing financing arrangements and may become subject to additional covenants in connection with future financings. Our credit agreements contain covenants that restrict our ability to incur additional debt or liens, make certain investments or acquisitions, merge, consolidate or transfer or dispose of substantially all of our assets or otherwise dispose of property and assets, pay dividends and make certain other restricted payments, change the nature of our business or enter into transactions with affiliates. Our credit agreements, as well as our master repurchase agreements, each requires us to maintain compliance with various financial covenants, including, as applicable, a minimum tangible net worth and cash liquidity, and specified financial ratios, such as total debt to total assets and EBITDA to fixed charges or loan-to-value ratios. In addition, the respective indentures governing our respective senior notes contain covenants that, subject to a number of exceptions, adjustments and, in certain circumstances, termination provisions, among other things: limit our ability to incur additional indebtedness; require that we maintain total unencumbered assets (as defined therein) of not less than 120% of the aggregate principal amount of our outstanding unsecured indebtedness (as defined therein); and impose certain requirements in order for us to merge or consolidate with another person.

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

As of December 31, 2019, we had $250.0 million in principal amount of convertible senior notes outstanding. If a fundamental change within the meaning of our outstanding convertible senior notes occurs, holders of those notes will have the right to require us to purchase for cash any or all of their notes. The fundamental change purchase price will equal 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest thereon. In addition, upon conversion of the convertible senior notes, we will be required to make cash payments in respect of the notes being converted, unless we elect to settle the conversion entirely in shares of our common stock. However, we may not have sufficient funds at the time we are required to purchase the notes surrendered therefor or to make cash payments on the notes being converted, and we may not be able to arrange necessary financing on acceptable terms. If we were unable to raise necessary funding on acceptable terms, our operating results and financial position could be negatively impacted if we were required to repurchase the notes or to pay cash upon conversion.

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

Subject to maintaining our qualification as a REIT, we pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest and foreign currency rates. Our hedging activity varies in scope based on the level and volatility of interest rates, exchange rates, the types of assets held and other changing market conditions. Hedging may fail to protect or could adversely affect us because, among other things:

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

Risks Related to Our Real Estate-Related Investments

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

In connection with certain contributions of properties to our subsidiary, SPT Dolphin Intermediate LLC (“SPT Dolphin”), we have entered into a tax protection agreement with the contributors of such properties, pursuant to which SPT Dolphin is generally restricted from transferring the applicable properties during a specified period unless such contributors are indemnified against the tax liability on their shares of any gain recognized in such transfers (as well as any such tax liability arising due to SPT Dolphin not maintaining a specified level of nonrecourse debt on those properties during the specified period).  This tax protection agreement, and any additional tax protection agreements that a subsidiary of ours may enter into in the future, will limit our flexibility to sell or otherwise dispose of, or to reduce the amount of indebtedness encumbering, the relevant properties even if it would otherwise be economically advantageous to us to do so.

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

Our commercial construction lending may expose us to increased lending risks. As of December 31, 2019, our loan portfolio consisted of $1.5 billion of commercial real estate construction loans. Construction loans generally expose a lender to greater risk of non-payment and loss than permanent commercial mortgage loans because repayment of the loans often depends on the borrower’s ability to secure permanent “take-out” financing, which requires the successful completion of construction and stabilization of the project, or operation of the property with an income stream sufficient to meet operating expenses, including debt service on such replacement financing. For construction loans, increased risks include the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction—all of which may be affected by unanticipated construction delays and cost over-runs. Such loans typically involve an expectation that the borrower’s sponsors will contribute sufficient equity funds in order to keep the loan “in balance,” and the sponsors’ failure or inability to meet this obligation could result in delays in construction or an inability to complete construction. Commercial construction loans also expose the lender to additional risks of contractor non-performance or borrower disputes with contractors resulting in mechanic’s or materialmen’s liens on the property and possible further delay in construction. In addition, since such loans generally entail greater risk than mortgage loans on income producing property, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with such loans. Further, as the lender under a construction loan, we may be obligated to fund all or a significant portion of the loan at one or more future dates. We may not have the funds available at such future date(s) to meet our funding obligations under the loan. In that event, we would likely be in breach of the loan unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. In addition, many of our construction loans have multiple lenders and if another lender fails to fund, we could be faced with the choice of either funding for that defaulting lender or suffering a delay or protracted interruption in the progress of construction.

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

Our Manager values our investments based on yields and risks, taking into account estimated future losses on the mortgage loans and the underlying collateral included in the securitization’s pools, and the estimated impact of these losses on expected future cash flows and returns. Our Manager’s loss estimates may not prove accurate, as actual results may vary from estimates. In the event that our Manager underestimates the asset level losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment.

Real estate valuation is inherently subjective and uncertain.

The valuation of real estate and therefore the valuation of any underlying security relating to loans made by us is inherently subjective due to, among other factors, the individual nature of each property, its location, the expected future rental revenues from that particular property and the valuation methodology adopted. In addition, where we invest in construction loans, initial valuations will assume completion of the project. As a result, the valuations of the real estate assets against which we make loans are subject to a degree of uncertainty and are made on the basis of assumptions and methodologies that may not prove to be accurate, particularly in periods of volatility, low transaction flow or restricted debt availability in the commercial or residential real estate markets.

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

Many of our investments do not conform to conventional loan standards applied by traditional lenders and either are not rated or rated as non-investment grade by the rating agencies. The non-investment grade credit ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, these investments have a higher risk of default and loss than investment grade rated assets. Any loss we incur may be significant and may reduce distributions to our stockholders and adversely affect the market value of our common stock. There are no limits on the percentage of unrated or non-investment grade rated assets we may hold in our investment portfolio.

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

We invest in mezzanine loans, which sometimes take the form of subordinated loans secured by second mortgages on the underlying property or more commonly take the form of loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the loan may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine loans would result in operating losses for us and may limit our ability to make distributions to our stockholders.

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

We own non-agency RMBS backed by collateral pools of mortgage loans that have been originated using underwriting standards that are less restrictive than those used in underwriting “prime” mortgage loans. These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories, mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgaged property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, including increased interest rates and lower home prices, as well as aggressive lending practices, subprime mortgage loans have in recent periods experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with subprime mortgage loans and alternative documentation (“Alt-A”) mortgage loans, the performance of non-agency RMBS backed by subprime mortgage loans and Alt-A mortgage loans that we acquire could be correspondingly adversely affected, which could adversely impact our results of operations, financial condition and business.

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

In addition, when certain of our wholly-owned subsidiaries sell, finance or sponsor securitizations of residential mortgage loans, such subsidiaries may make representations and warranties to the purchaser, the financing provider or to other third parties regarding, among other things, certain characteristics of those assets, including characteristics sought to be verified through underwriting and due diligence efforts. In the event of breaches of representations and warranties with respect to any asset, such subsidiaries may be obligated to repurchase that asset or pay damages or remove that asset from the borrowing base, as applicable, which may result in a loss. Even if representations and warranties are made by counterparties from whom we acquired the loans, they may not parallel the representations and warranties our subsidiaries make or may otherwise not protect us from losses, including, for example, due to the fact that the counterparty may be insolvent or otherwise unable to make a payment at the time of a claim against such counterparty for damages for a breach of a representation or warranty.

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

Residential mortgage loans are secured by single-family residential property and are subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a loan secured by a residential property typically is dependent upon the income and/or assets of the borrower. A number of factors may impair borrowers’ abilities to repay their loans, including:

•	changes in the borrowers’ income or assets;
•	acts of God, which may result in uninsured losses;
•	acts of war or terrorism, including the consequences of such events;
•	adverse changes in national and local economic and market conditions;
•	changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance;
•	costs of remediation and liabilities associated with environmental conditions; and
•	the potential for uninsured or under-insured property losses.

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

We may acquire non-agency RMBS, which are backed by residential property but, in contrast to agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation and, in the case of the Government National Mortgage Association, the U.S. government. Our investments in RMBS are subject to the risks of default, foreclosure timeline extension, fraud, home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal accompanying the underlying residential mortgage loans. To the extent that assets underlying our investments are concentrated geographically, by property type or in certain other respects, we may be subject to certain of the foregoing risks to a greater extent. In the event of defaults on the residential mortgage loans that underlie our investments in agency RMBS and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our investments and we may incur a loss on these investments.

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

A decline in the fair value of our assets would require us to recognize an unrealized loss against earnings for those assets that are recorded at fair value through earnings, or may trigger an impairment, credit loss or other charge against earnings under applicable GAAP for those assets that are not recorded at fair value through earnings if we expect that the carrying value of those assets will not be recoverable. Subsequent disposition or sale of such assets could further affect our future losses or gains depending on the actual proceeds received.

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

On January 31, 2020, the United Kingdom officially withdrew from the European Union (such withdrawal commonly being referred to as “Brexit”).  On October 17, 2019, previous to the official withdrawal of the United Kingdom from the European Union, the European Union and the United Kingdom agreed to a negotiated withdrawal agreement (the “Withdrawal Agreement”).  The Withdrawal Agreement provides for an implementation period ending on December 31, 2020 (which may be extended for up to two years) during which, except as otherwise provided for in the Withdrawal Agreement, European Union law will be applicable to, and in, the United Kingdom while the European Union and the United Kingdom negotiate their future relationship.

The Withdrawal Agreement was ratified by the United Kingdom Parliament in January 2020. There is, however, uncertainty as to the scope, nature and terms of any future relationship to be negotiated between the United Kingdom and the European Union after Brexit.

Any further deterioration in the global or Eurozone economy, or Brexit and the uncertainty associated with it, could have a material adverse effect on our business, the value of our properties and investments and our potential growth in Europe, and could amplify the currency risks faced by us.

We invest in equity interests in commercial real estate assets, which subjects us to the general risks of owning commercial real estate.

We acquire and manage equity interests in commercial real estate assets. The economic performance and value of these investments can be adversely affected by many factors that are generally applicable to most real estate, including the following:

●	changes in the national, regional, local and international economic climate;
●	local conditions, such as oversupply of space or a reduction in demand for real estate in the areas in which they are located;
●	competition from other available space;
●	the attractiveness of the real estate to tenants;
●	increases in operating costs if these costs cannot be passed through to tenants;
●	the financial condition of tenants and the ability to collect rent from tenants;
●	vacancies, changes in market rental rates and the need to periodically renovate, repair and re-let space;
●	changes in interest rates and the availability of financing;
●	changes in zoning laws and taxation, government regulation and potential liability under environmental or other laws or regulations;
●	acts of God, including, without limitation, earthquakes, hurricanes and other natural disasters, or acts of war or terrorism, in each case which may result in uninsured or underinsured losses; and
●	decreases in the underlying value of real estate.

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

Our acquisition of equity interests in commercial real estate assets is subject to, and the success of those assets may be adversely affected by, various risks, including those described below:

●	we and our Manager may be unable to meet required closing conditions;
●	we may be unable to finance acquisitions on favorable terms or at all;
●	acquired assets may fail to perform as expected;
●	our Manager’s estimates of the costs of repositioning or renovating acquired commercial real estate assets may be inaccurate;
●	we may not be able to obtain adequate insurance coverage for acquired commercial real estate assets;
●	acquisitions may be located in markets where we and our Manager have a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures;
●	our Manager may be unable to quickly and efficiently integrate new acquisitions of commercial real estate assets into our existing operations and, therefore, our results of operations and financial condition could be adversely affected; and
●	we may acquire equity interests in commercial real estate assets through a joint venture, and such investments could be adversely affected by our lack of sole decision-making authority and reliance upon a co-venturer’s financial condition. In addition, if we co-invest with affiliates of our Manager, we may be obligated to pay fees to such affiliates and would be subject to a variety of conflicts of interest with such affiliates, including conflicts similar to those described under the section captioned “—Risks Related to Our Relationship with Our Manager.”

We make equity investments in commercial real estate assets subject to both known and unknown liabilities and without any recourse, or with only limited recourse to the seller thereof. As a result, if a liability were asserted against us arising from our ownership of those assets, we might have to pay substantial sums to settle it, which could adversely affect us. Unknown liabilities with respect to commercial real estate assets may include:

●	claims by tenants, vendors or other persons arising from dealing with the former owners of the assets;
●	liabilities incurred in the ordinary course of business;
●	claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the assets; and
●	liabilities for clean-up of undisclosed environmental contamination.

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

We own, and may acquire additional, equity interests in properties relating to the healthcare industry. The economic performance and value of these properties and of some or all of the tenants/operators of such properties could be adversely affected by many factors that are generally applicable to properties relating to the healthcare industry, including the following:

●	adverse trends in healthcare provider operations, such as changes in the demand for and methods of delivering healthcare services, changes in third party reimbursement policies, significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas, increased expense for uninsured patients, increased competition among healthcare providers, increased liability insurance expense, continued pressure by private and governmental payors to reduce payments to providers of services and increased scrutiny of billing, referral and other practices by federal and state authorities and private insurers;
●	extensive healthcare regulation, changes in enforcement policies with respect to such regulation and potential changes in the regulatory framework of the healthcare industry; and
●	significant legal actions brought against tenants/operators that could subject them to increased operating costs and substantial uninsured liabilities.

We may sponsor, or purchase the more junior securities of, CLOs and such instruments involve significant risks, including that these securities receive distributions from the CLO only if the CLO generates enough income to first pay all the investors holding senior tranches and all CLO expenses.

In August 2019, we entered into a CLO, and in the future we may enter into additional CLOs. In CLOs, investors purchase specific tranches, or slices, of debt instruments that are secured or backed by a pool of loans. The CLO debt classes have a specific seniority structure and priority of payments. The most junior securities of a CLO are generally retained by the sponsor of the CLO and are usually entitled to all of the income generated by the pool of loans after the payment of debt service on all the more senior classes of debt and the payment of all expenses. Defaults on the pool of loans therefore first affect the most junior tranches. The subordinate tranches of CLO debt may also experience a lower recovery and greater risk of loss, including risk of deferral or non-payment of interest than more senior tranches of the CLO debt because they bear the bulk of defaults from the loans held in the CLO and serve to protect the other, more senior tranches from default in all but the most severe circumstances. Despite the protection provided by the subordinate tranches, even more senior CLO tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to collateral default and disappearance of protecting tranches, decline in market value due to market anticipation of defaults and aversion to CLO securities as a class. Further, the transaction documents relating to the issuance of CLO securities may impose eligibility criteria on the assets of the CLO, restrict the ability of the CLO’s sponsor to trade investments and impose certain portfolio-wide asset quality requirements. Finally, the credit risk retention rules of the SEC impose a retention requirement of 5% of the issued debt classes by the sponsor of the CLO. These criteria, restrictions and requirements may limit the ability of the CLO’s sponsor (or collateral manager) to maximize returns on the CLO securities.

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

We may make investments through joint ventures. Such joint venture investments may involve risks not otherwise present when we make investments without partners, including the following:

●	we may not have exclusive control over the investment or the joint venture, which may prevent us from taking actions that are in our best interest and could create the potential risk of creating impasses on decisions, such as with respect to acquisitions or dispositions;
●	joint venture agreements often restrict the transfer of a partner’s interest or may otherwise restrict our ability to sell the interest when we desire and/or on advantageous terms;
●	joint venture agreements may contain buy-sell provisions pursuant to which one partner may initiate procedures requiring the other partner to choose between buying the other partner’s interest or selling its interest to that partner;
●	a partner may, at any time, have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals;
●	a partner may be in a position to take action contrary to our instructions, requests, policies or objectives, including our policy with respect to maintaining our qualification as a REIT and our exemption from registration under the Investment Company Act;
●	a partner may fail to fund its share of required capital contributions or may become bankrupt, which may mean that we and any other remaining partners generally would remain liable for the joint venture’s liabilities;
●	our relationships with our partners are contractual in nature and may be terminated or dissolved under the terms of the applicable joint venture agreements and, in such event, we may not continue to own or operate the interests or investments underlying such relationship or may need to purchase such interests or investments at a premium to the market price to continue ownership;
●	disputes between us and a partner may result in litigation or arbitration that could increase our expenses and prevent our Manager and our officers and directors from focusing their time and efforts on our business and could result in subjecting the investments owned by the joint venture to additional risk; or
●	we may, in certain circumstances, be liable for the actions of a partner, and the activities of a partner could adversely affect our ability to qualify as a REIT or maintain our exclusion from registration under the Investment Company Act, even though we do not control the joint venture.

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

Risks Related to Our Infrastructure Lending Segment

We may not realize all of the anticipated benefits of our prior acquisition of the Infrastructure Lending Segment or such benefits may take longer to realize than expected.

The success of our prior acquisition of the Infrastructure Lending Segment depends, in part, on our ability to realize the anticipated benefits from successfully integrating the Infrastructure Lending Segment with our company. The combination of this business with ours is a complex, costly and time-consuming process. As a result, we are required to devote significant management attention and resources to integrating the Infrastructure Lending Segment with the rest of our company.  The integration process may disrupt our business and, if implemented ineffectively, could preclude us from realizing all of the potential benefits we expect to realize with respect to the acquisition. Our failure to meet the challenges involved in the integration could cause an interruption of, or a loss of momentum in, our business and could harm our results of operations.  In addition, the integration may result in material unanticipated problems, expenses, liabilities, loss of business relationships and diversion of management’s attention, and may cause our stock price to decline. The difficulties relating to the integration process include, among others:

●	managing a new area of business;
●	the potential diversion of management focus and resources from other strategic opportunities and from operational matters and potential disruption associated with the acquisition;
●	maintaining employee morale and retaining key management and other employees;
●	integrating two unique business cultures;
●	the possibility of faulty assumptions underlying expectations regarding the integration process;
●	consolidating corporate and administrative infrastructures;
●	coordinating geographically separate organizations;
●	unanticipated issues in integrating information technology, communications and other systems;
●	unanticipated changes in applicable laws and regulations;
●	managing tax costs or inefficiencies associated with the integration process; and
●	suffering losses if we do not experience the anticipated benefits of the transaction.

For our prior acquisition of the Infrastructure Lending Segment to be successful, we must retain and motivate key employees, and failure to do so could seriously harm our business and financial results.  In addition, the success of our acquisition of the Infrastructure Lending Segment depends, in part, on our ability to leverage the capabilities of Starwood Energy Group.

The success of our prior acquisition of the Infrastructure Lending Segment largely depends on the skills, experience, industry contacts and continued efforts of management and other key personnel. As a result, for our prior acquisition of the Infrastructure Lending Segment to be successful, we must retain and motivate executives and other key employees.  Employees from the Infrastructure Lending Segment may experience uncertainty about their future roles with us until or after strategies relating to the Infrastructure Lending Segment are executed. In addition, the marketplace for infrastructure debt professionals is highly competitive and other infrastructure debt providers may seek to recruit our executives and other key employees. These circumstances may adversely affect our ability to retain executives of the Infrastructure Lending Segment and other key personnel. We also must continue to motivate employees and keep them focused on our strategies and goals, which effort may be adversely affected as a result of the uncertainty and difficulties with integrating the Infrastructure Lending Segment with the rest of our company. If we are unable to retain executives and other key employees, the roles and responsibilities of such executive officers and employees will need to be filled either by existing or new officers and employees, which may require us to devote time and resources to identifying, hiring and integrating replacements for the departed executives and employees that could otherwise be used to integrate the Infrastructure Lending Segment with the rest of our company or otherwise pursue business opportunities. Moreover, because the marketplace for infrastructure debt professionals is highly competitive, we may not be able to replace departing employees on a timely basis or at all without incurring significant expense.

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

We are subject to the risks of investing in project finance, many of which are outside our control, and that may negatively impact our business and financial results.

We are subject to the risks of investing in project finance. Infrastructure loans are subject to the risk of default, foreclosure and loss, and the risk of loss may be greater than similar risks associated with loans made on other types of assets.  The loan structure for project finance relies primarily on the underlying project’s cash flows for repayment, with the project’s assets, rights and interests, together with the equity in the project company, typically pledged as collateral.  Accordingly, the ability of the project company to repay a project finance loan is dependent upon the successful development, construction and/or operation of such project rather than upon the existence of independent income or assets of the project company.  Moreover, the loans are typically non-recourse or limited recourse to the project sponsor, and the project company, as a special purpose entity, typically has no assets other than the project.  Accordingly, if the project’s cash flows are reduced or are otherwise less than projected, the project company’s ability to repay the loan will likely be impaired.  The Infrastructure Lending Segment has made and will continue to make certain estimates regarding project cash flows during the underwriting of its investments. These estimates may not prove accurate, as actual results may vary from estimates. A project’s cash flows can be adversely affected by, among other things:

●	if the project involves new construction,
◾	cost overruns,
◾	delays in completion,
◾	availability of land, building materials, energy, raw materials and transportation,
◾	availability of work force, management personnel and reliable contractors, and
◾	natural disasters (fire, drought, flood, earthquake) and war, civil unrest and strikes affecting contractors, suppliers or markets;
●	shortfalls in expected capacity, output or efficiency;
●	the terms of the power purchase or other offtake agreements used in the project;
●	the creditworthiness of the project company and the project sponsor;
●	competition;
●	volatility in commodity prices;
●	technology deployed, and the failure or degradation of equipment;
●	inflation and fluctuations in exchange rates or interest rates;
●	operation and maintenance costs;
●	sufficiency of gas and electric transmission capabilities;
●	licensing and permit requirements;
●	increased environmental or other applicable regulations; and
●	changes in national, international, regional, state or local economic conditions, laws and regulations.

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

The investment portfolio of our Infrastructure Lending Segment is concentrated in the power industry, which subjects the portfolio to more risks than if the investments were more diversified.

Many of the investments in the portfolio of our Infrastructure Lending Segment are focused in the power industry, including thermal power and renewable power. If there is a downturn in the U.S. or global power industry generally, the applicable infrastructure investments may default or not perform in accordance with expectations.  In addition to the factors described above regarding the general risks of investing in project finance, the power industry and its subsectors can be adversely affected by, among other factors:

●	market pricing for electricity;
●	change in creditworthiness of the offtaker;
●	unforeseen capital expenditures;
●	government regulation and policy change; and
●	world and regional events, politics and economic conditions.

In addition to investments focused in the power industry, our portfolio also contains investments related to projects in the midstream oil and gas industry, which also subjects us to certain risks inherent in the midstream oil and gas industry.

Loans to power projects or midstream oil and gas projects may be adversely affected if production from the projects declines. Such declines may be caused by various factors, including, as applicable, decreased access to capital or loss of economic incentive to complete a project or continue to operate a project, depletion of resources, catastrophic events affecting production, labor difficulties, political events, environmental proceedings, increased regulations, equipment failures and unexpected maintenance problems, failure to obtain necessary permits, unscheduled outages, unanticipated expenses, inability to successfully carry out new construction or acquisitions, import or export supply and demand disruptions or increased competition from alternative energy sources.

The default of one or more of the infrastructure loans as a result of a downturn within the energy industry generally, could have a material adverse effect on our business, financial condition and results of operations.

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

Tax considerations relating to our prior acquisition of the Infrastructure Lending Segment may reduce our net proceeds received from interest payments.

The Infrastructure Lending Segment was acquired by, and is held in, one or more domestic or foreign subsidiaries in order to facilitate our financing of the acquisition of that portfolio and aid in the maintenance of our status as a REIT under the Code.  The domestic subsidiary that initially acquired a significant portion of the pre-existing investment portfolio of the Infrastructure Lending Segment is disregarded as to our company for U.S. federal income tax purposes and we have elected to have other foreign and domestic subsidiaries that hold or will hold a portion of the pre-existing portfolio each treated as a TRS.  With respect to newly originated infrastructure loans, we will hold such loans either in a subsidiary that is disregarded as to our company for U.S. federal income tax purposes or in foreign or domestic TRSs that are subject to U.S. taxation under the general rules applicable to such corporations.  See “—Risks Related to Taxation as a REIT.”

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

In our Investing and Servicing Segment, we derive a substantial portion of our cash flows from the special servicing of pools of commercial mortgage loans. As special servicer, we typically receive fees based upon the outstanding balance of the loans that are being specially serviced by us. The balance of loans in special servicing where we act as special servicer could decline significantly and as such our servicing fees could likewise decline materially. The special servicing industry is highly competitive, and our inability to compete successfully with other firms to maintain our existing servicing portfolio and obtain future servicing opportunities could have a material and adverse impact on our future cash flows and results of operations. Because the right to appoint the special servicer for securitized mortgage loans generally resides with the holder of the “controlling class” position in the relevant trust and may migrate to holders of different classes of securities as additional losses are realized, our ability to maintain our existing servicing rights and obtain future servicing opportunities may require, in many cases, the acquisition of additional CMBS. Accordingly, our ability to compete effectively may depend, in part, on the availability of additional debt or equity capital to fund these purchases. Additionally, our existing servicing portfolio is subject to “run off,” meaning that mortgage loans serviced by us may be prepaid prior to maturity, refinanced with a mortgage not serviced by us, liquidated through foreclosure, deed-in-lieu of foreclosure or other liquidation processes or repaid through standard amortization of principal, resulting in lower servicing fees and/or lower returns on the subordinated securities owned by us. Improving economic conditions and property prices and declines in interest rates and greater availability of mortgage financing could reduce the incidence of assets going into special servicing and reduce our revenues from special servicing, including as a result of lower fees under new arrangements. The fair value of our servicing rights may decrease under the foregoing circumstances, resulting in losses.

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

In our Investing and Servicing Segment, we acquire subordinated securities issued by and act as special servicer for securitizations. As a result of the dislocation of the credit markets, the securitization industry has become subject to additional regulation. In particular, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), various federal agencies have promulgated a rule that generally requires issuers in securitizations to retain 5% of the risk associated with the securities. While the rule as adopted generally allows the purchase of the CMBS B-Piece by a party not affiliated with the issuer to satisfy the risk retention requirement, current CMBS B-Pieces are generally not large enough to fully satisfy the 5% requirement. Accordingly, buyers of B-Pieces such as us may be required to purchase larger B-Pieces, potentially reducing returns on such investments. Furthermore, any such B-Pieces purchased by a party (such as us) unaffiliated with the issuer generally cannot be transferred for a period of five years following the closing date of the securitization or hedged against credit risk. These restrictions would reduce our liquidity and could potentially reduce our returns on such investments.

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

The exercise of remedies and successful realization of liquidation proceeds relating to commercial mortgage loans underlying CMBS may be highly dependent on our performance as special servicer. We attempt to underwrite investments on a “loss-adjusted” basis, which projects a certain level of performance. However, this underwriting may not accurately predict the timing or magnitude of such losses. To the extent that this underwriting has incorrectly anticipated the timing or magnitude of losses, our business may be adversely affected. Some of the mortgage loans underlying the CMBS are already in default and additional loans may default in the future. In the case of such defaults, cash flows of CMBS investments held by us may be adversely affected as any reduction in the mortgage payments or principal losses on liquidation of any mortgage loan may be applied to the class of CMBS securities relating to such defaulted loans that we hold.

The market value of CMBS could fluctuate materially as a result of various risks that are out of our control and may result in significant losses.

The market value of CMBS investments could fluctuate materially over time as the result of changes in mortgage spreads, treasury bond interest rates, capital market supply and demand factors, and many other factors that affect high-yield fixed income products. These factors are out of our control and could impair our ability to obtain short-term financing on the CMBS. CMBS investments, especially subordinated classes of CMBS, may have no, or only a limited, trading market. The financial markets in the past have experienced and could in the future experience a period of volatility and reduced liquidity, which may reoccur or continue and reduce the market value of CMBS. Some or all of the CMBS, especially subordinated classes of CMBS, may be subject to restrictions on transfer and may be considered illiquid.

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

Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. We are subject to the “business combination” provisions of the MGCL that, subject to limitations, prohibit certain business combinations (including a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding voting capital stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting capital stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder. After the five-year prohibition, any business combination between us and an interested stockholder generally must be recommended by our board of directors and approved by the affirmative vote of at least (i) 80% of the votes entitled to be cast by holders of outstanding shares of our voting capital stock and (ii) two-thirds of the votes entitled to be cast by holders of voting capital stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These super-majority voting requirements do not apply if our common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. These provisions of the MGCL also do not apply to business combinations that are approved or exempted by a board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has by resolution exempted business combinations between us and any other person, provided that such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person).

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

Many of our subsidiaries rely on the exclusion from the definition of an investment company under Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in [the business of] . . . purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion, as interpreted by the SEC staff, generally requires that at least 55% of a subsidiary’s portfolio must be comprised of qualifying real estate assets and at least 80% of its portfolio must be comprised of qualifying real estate assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). In addition, certain of our subsidiaries in our Infrastructure Lending Segment may seek to rely, among other things, on the exceptions from the definition of “investment company” contained in Section 3(c)(5)(A) or Section 3(c)(5)(B) of the Investment Company Act.  Section 3(c)(5)(A) provides an exception from the definition of “investment company” for entities that are primarily engaged in the business of purchasing or otherwise acquiring notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance, and services.  Section 3(c)(5)(B) excepts from the definition of “investment company” entities that are primarily engaged in the business of making loans to manufacturers, wholesalers, retailers and prospective purchasers of specified merchandise, insurance or services.

As with other provisions of the Investment Company Act, including Section 3(c)(5)(C), reliance on Sections 3(c)(5)(A) and/or 3(c)(5)(B) is based in large part on the nature of the assets held by the relevant entities, and we have analyzed the availability of Section 3(c)(5)(A) and/or 3(c)(5)(B) to certain of our subsidiaries in the Infrastructure Lending Segment based on guidance from the SEC staff on the types of assets that qualify an entity to rely on either exception.  However, the SEC guidance is somewhat limited in this area and the SEC may in the future issue additional guidance through no action letters or otherwise and there can be no assurance that the assets of our subsidiaries in the Infrastructure Lending Segment will conform to such guidance.

In that regard, to the extent that any of such subsidiaries can no longer rely on the above Sections, such subsidiaries may be required to rely on other exceptions from the definition of “investment company”, such as Section 3(c)(1) or 3(c)(7), in which case we will need to treat our holdings therein as investment securities for purposes of the 40% test described above, or otherwise change the manner in which they conduct operations. Any such change could have an adverse effect on the performance of such subsidiaries and their ability to conduct their operations as currently contemplated.

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

Rapid changes in the values of our real estate-related and other investments may make it more difficult for us to maintain our qualification as a REIT or exemption from the Investment Company Act.

If the market value or income potential of real estate-related or other investments declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exemption from the Investment Company Act. Moreover, we may have to take similar action if the market value or income potential of any investment securities that we own increases. If the change in real estate or other asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-qualifying assets that we may own. We may have to make investment decisions that we otherwise would not make absent the REIT and Investment Company Act considerations.

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

Risks Related to Taxation as a REIT

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

The maximum tax rate applicable to “qualified dividends” payable by regular U.S. corporations to domestic stockholders that are individuals, trusts or estates is currently 20%. Dividends payable by REITs generally are not eligible for that reduced rate. However, pursuant to the 2017 Tax Cuts and Jobs Act, such domestic stockholders may generally be allowed to deduct from their taxable income one-fifth of the ordinary dividends payable to them by REITs for taxable years beginning after December 31, 2017 and before January 1, 2026. This would amount to a reduction in the effective tax rate on REIT dividends as compared to prior law.

However, the more favorable rates that will nevertheless continue to apply to regular corporate qualified dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive as a federal income tax matter than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including ours.

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

From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue income from mortgage loans, MBS and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable U.S. Treasury regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification. In addition, pursuant to the 2017 Tax Cuts and Jobs Act, we are generally required to recognize certain amounts in income no later than the time such amounts are reflected on our financial statements filed with the SEC.

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

We may in the future distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. We may also determine to distribute a taxable dividend in the stock of a subsidiary in connection with a spin-off or other transaction. Taxable stockholders receiving such distributions will be required to include the full amount of the distribution as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock that it receives as a dividend in order to pay this tax, the sale proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of that stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

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

Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. In addition, in order to continue to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold a significant amount of our assets through our TRSs or other subsidiary corporations that will be subject to corporate-level income tax at regular rates. In addition, if we lend money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to us, which could result in an even higher corporate-level tax liability. Any of these taxes would decrease cash available for distribution to our stockholders.

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

The “taxable mortgage pool” rules will increase the taxes that we or our stockholders may incur, and limit our actions with respect to our taxable mortgage pool.

Securitizations in the form of bonds or notes secured principally by mortgage loans generally result in the creation of taxable mortgage pools (“TMPs”) for U.S. federal income tax purposes.  The debt securities issued by TMPs are sometimes referred to as “collateralized mortgage obligations” (“CMOs”).  We have issued CMOs through a TMP.  Unless a TMP is wholly-owned by a REIT, it is subject to taxation as a corporation.  However, so long as a REIT owns 100% of the equity interests in a TMP, the TMP will not be taxed as a corporation.  Instead, certain categories of the REIT’s stockholders, such as foreign stockholders eligible for treaty or sovereign benefits, stockholders with net operating losses, and generally tax-exempt stockholders that are subject to unrelated business income tax, may be subject to taxation, or to increased taxes, on any portion, known as “excess inclusions”, of their dividend income from the REIT that is attributable to the TMP, but only to the extent that the REIT actually distributes “excess inclusions” to them.   We intend not to distribute “excess inclusions”, but to pay the tax on “excess inclusions” ourselves. Notwithstanding our intention to try to avoid distributions to our stockholders of “excess inclusions”, it is possible that some portion of our dividends to our stockholders may be so characterized.

In order to control better, and to attempt to avoid, the distribution of “excess inclusions” to our stockholders, our TMP is wholly-owned by a subsidiary REIT that intends to elect to be treated as a REIT commencing with its taxable year ending December 31, 2019. Our subsidiary REIT will be required to satisfy, on a stand-alone basis, the REIT asset, income, organizational, distribution, stockholder ownership and other requirements described above, and if it were to fail to qualify as a REIT, then (i) our subsidiary REIT would face adverse tax consequences similar to those described above with respect to our qualification as a REIT and (ii) such failure could have an adverse effect on our ability to comply with the REIT income and asset tests and thus could impair our ability to qualify as a REIT unless we could avail ourselves of certain relief provisions.

Because our TMP must at all times be owned by a REIT, we are restricted from selling equity interests in it, or selling any notes or bonds issued by it that might be considered to be equity for tax purposes, to other investors if doing so would subject it to taxation. These restrictions limit the liquidity of our investment in our TMP and may prevent us from incurring greater leverage on that investment in order to maximize our returns from it.

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

In connection with U.S. federal income tax audits of partnerships (such as certain of our subsidiaries) and the collection of any tax resulting from any such audits or other tax proceedings, generally for taxable years beginning after December 31, 2017, the partnership itself may be liable for partner-level taxes (including interest and penalties) resulting from an adjustment of partnership tax items on audit, regardless of changes in the composition of the partners (or their relative ownership) between the year under audit and the year of the adjustment.  The rules also include an elective alternative method under which the additional taxes resulting from the adjustment are assessed from the affected partners, subject to a higher rate of interest than otherwise would apply.  Although regulations have been issued and address some aspects of these rules, questions remain as to how they will apply.  However, these rules could increase the U.S. federal income tax, interest, and/or penalties economically borne by us in the event of a U.S. federal income tax audit of a subsidiary partnership in comparison to prior law.

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

In addition, the 2017 Tax Cuts and Jobs Act made substantial changes to the Code. Among those changes are a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to “sunset” provisions, the elimination or modification of various currently allowed deductions (including additional limitations on the deductibility of business interest and substantial limitation of the deduction for personal, state and local taxes imposed on individuals), and preferential taxation of income (including REIT dividends) derived by non-corporate taxpayers from “pass-through” entities. The Tax Cuts and Jobs Act also imposes certain additional limitations on the deduction of net operating losses, which may in the future cause us to make distributions that will be taxable to our stockholders to the extent of our current or accumulated earnings and profits in order to comply with the annual REIT distribution requirements. Finally, the Tax Cuts and Jobs Act also makes significant changes in the international tax rules, which generally require corporations to include in their taxable income, and consequently in the case of REITs to distribute, certain amounts with respect to the current earnings of foreign subsidiaries. The effect of these, and the many other, changes made in the Tax Cuts and Jobs Act is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common stock and their indirect effect on the value of our assets. Furthermore, many of the provisions of the Tax Cuts and Jobs Act will require guidance through the issuance of U.S. Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. It is also likely that there will be technical corrections legislation proposed with respect to the Tax Cuts and Jobs Act, the timing and effect of which cannot be predicted and may be adverse to us or our stockholders.

Risks Related to Our Common Stock

The market price and trading volume of our common stock could be volatile and the market price of our common stock could decline, resulting in a substantial or complete loss of your investment.

The stock markets, including the NYSE, which is the exchange on which our common stock is listed, have experienced significant price and volume fluctuations. In the past, overall weakness in the economy and other factors have contributed to extreme volatility of the equity markets generally, including the market price of our common stock. As a result, the market price of our common stock has been and may continue to be volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Some of the factors that could negatively affect our stock price or result in fluctuations in the price or trading volume of our common stock include:

•	our actual or projected operating results, financial condition, cash flows and liquidity, or changes in business strategy or prospects;
•	actual or perceived conflicts of interest with our Manager or Starwood Capital Group and individuals, including our executives;
•	equity issuances by us or share resales by our stockholders, or the perception that such issuances or resales may occur;
•	actual or anticipated accounting problems;
•	publication of research reports about us or the real estate industry;
•	changes in market valuations of similar companies;
•	adverse market reaction to the level of leverage we employ;
•	additions to or departures of our Manager’s or Starwood Capital Group’s key personnel;
•	speculation in the press or investment community;
•	our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts;
•	increases in market interest rates, which may lead investors to demand a higher distribution yield for our common stock and would result in increased interest expenses on our debt;
•	failure to maintain our REIT qualification;
•	uncertainty regarding our exemption from the Investment Company Act;
•	price and volume fluctuations in the stock market generally; and
•	general market and economic conditions, including the current state of the credit and capital markets.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company leases office space in Greenwich, CT; Miami Beach, FL; San Francisco, CA; New York, NY; Atlanta, GA; Los Angeles, CA; Charlotte, NC and Stamford, CT. Our headquarters is located in Greenwich, CT in office space leased by our Manager. Refer to Schedule III included in Item 8 of this Form 10-K for a listing of investment properties owned as of December 31, 2019.

Item 3. Legal Proceedings.

Currently, no material legal proceedings are pending against us that could have a material adverse effect on our business, financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividends

The Company’s common stock has been listed on the NYSE and is traded under the symbol “STWD” since its IPO in August 2009. On February 18, 2020, the closing price of our common stock, as reported by the NYSE, was $25.81 per share.

We intend to make regular quarterly distributions to holders of our common stock and distribution equivalents to holders of restricted stock units which are settled in shares of common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We generally intend over time to pay quarterly distributions in an amount at least equal to our taxable income. Refer to Note 17 to the Consolidated Financial Statements for the Company’s dividend history for the three years ended December 31, 2019.

On February 25, 2020, our board of directors declared a dividend of $0.48 per share for the first quarter of 2020, which is payable on April 15, 2020 to common stockholders of record as of March 31, 2020.

Holders

As of February 18, 2020, there were 350 holders of record of the Company’s 282,613,156 shares of common stock outstanding. One of the holders of record is Cede & Co., which holds shares as nominee for The Depository Trust Company which itself holds shares on behalf of other beneficial owners of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is set forth under Item 12 of this Form 10-K and is incorporated herein by reference.

Stock Performance Graph

CUMULATIVE TOTAL RETURN

Based upon initial investment of $100 on December 31, 2014(1)

180.00
160.00
140.00
120.00
100.00
80.00
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
Bloomberg REIT Mortgage Index
Starwood Property Trust, Inc
S&P ©500

	Starwood Property		Bloomberg REIT
	Trust	S&P © 500	Mortgage Index
12/31/2014	$100.00	$100.00	$100.00
12/31/2015	$96.58	$101.38	$90.11
12/31/2016	$112.92	$113.51	$110.18
12/31/2017	$119.75	$138.29	$132.51
12/31/2018	$121.06	$132.23	$128.65
12/31/2019	$162.25	$173.86	$159.04
(1)	Dividend reinvestment is assumed.

Sales of Unregistered Equity Securities

During the year ended December 31, 2019, we issued 120,926 Class A Units in connection with the acquisition of the Woodstar II Portfolio as discussed in Note 3 to the Consolidated Financial Statements.

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

Issuer Purchases of Equity Securities

There were no purchases of common stock during the three months ended December 31, 2019.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements, including the notes thereto, included elsewhere herein. All amounts are in thousands, except per share data.

	For the year ended December 31,
	2019	2018	2017	2016	2015
Operating Data:
Revenues (1)	$1,196,419	$1,109,280	$879,888	$784,667	$735,877
Costs and expenses	1,029,824	977,632	735,249	651,127	536,279
Other income (2)	383,572	294,879	299,650	242,455	269,791
Income tax provision	(13,232)	(15,330)	(31,522)	(8,344)	(17,206)
Income from continuing operations	536,935	411,197	412,767	367,651	452,183
Net income	536,935	411,197	412,767	367,651	452,183
Net income attributable to Starwood Property Trust, Inc.	509,664	385,830	400,770	365,186	450,697
Earnings per share:
Basic	$1.81	$1.44	$1.53	$1.52	$1.92
Diluted	$1.79	$1.42	$1.52	$1.50	$1.91
Dividends declared per share of common stock	$1.92	$1.92	$1.92	$1.92	$1.92
Weighted-average basic shares of common stock outstanding	279,337	265,279	259,620	238,529	233,419
Balance Sheet Data:
Investments in loans	$11,470,224	$9,794,254	$7,382,641	$5,946,274	$6,263,517
Investments in securities (3)	810,238	906,468	718,203	807,618	724,947
Investments in properties	2,266,440	2,784,890	2,647,481	1,944,720	919,225
Total assets (4)	78,042,336	68,262,453	62,941,289	77,256,266	85,698,354
Total financing arrangements	11,762,730	10,756,635	7,972,476	6,200,670	5,392,494
Total liabilities (4)	72,905,322	63,362,264	58,362,088	72,696,193	81,527,411
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,700,425	4,603,432	4,478,414	4,522,274	4,140,316
Total Equity	$5,137,014	$4,900,189	$4,579,201	$4,560,073	$4,170,943
(1)	During the years ended December 31, 2019, 2018, 2017, 2016 and 2015, servicing fees and interest income of $144.7 million, $147.1 million, $179.4 million, $180.5 million and $230.8 million, respectively, were eliminated in consolidation pursuant to ASC 810.

(2)	During the years ended December 31, 2019, 2018, 2017, 2016 and 2015, other income included $145.0 million, $148.0 million, $186.1 million, $181.2 million and $232.0 million, respectively, of additive net eliminations in consolidation pursuant to ASC 810.

(3)	December 31, 2019, 2018, 2017, 2016 and 2015 balances exclude $1.4 billion, $1.2 billion, $1.0 billion, $959.0 million and $825.2 million, respectively, of CMBS and RMBS that were eliminated in consolidation pursuant to ASC 810.

(4)	December 31, 2019 balances include $62.2 billion of VIE assets and $60.7 billion of VIE liabilities consolidated pursuant to ASC 810. December 31, 2018 balances include $53.4 billion of VIE assets and $52.2 billion of VIE liabilities consolidated pursuant to ASC 810. December 31, 2017 balances include $51.0 billion of VIE assets and $50.0 billion of VIE liabilities consolidated pursuant to ASC 810. December 31, 2016 balances include $67.1 billion of VIE assets and $66.1 billion of VIE liabilities consolidated pursuant to ASC 810. December 31, 2015 balances include $76.7 billion of VIE assets and $75.8 billion of VIE liabilities consolidated pursuant to ASC 810.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company should be read in conjunction with Item 6, “Selected Financial Data,” and our accompanying Consolidated Financial Statements included in Item 8 of this Form 10-K. Certain statements we make under this Item 7 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements” preceding Part I of this Form 10-K. You should consider our forward-looking statements in light of our Consolidated Financial Statements and other financial information appearing elsewhere in this Form 10-K and our other filings with the SEC.

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

Since our IPO in August 2009, we have evolved from a company focused on opportunistic acquisitions of real estate debt assets from distressed sellers to that of a full-service real estate finance platform that is primarily focused on the origination and acquisition of commercial real estate debt and equity investments across the capital structure, in both the U.S. and Europe. With the Starwood brand, market presence, and lending/asset management platform that we have developed, we are focused primarily on the following opportunities:

(1)Continue to expand our market presence as a leading provider of acquisition, refinance, development and expansion capital to large real estate projects (greater than $75 million) in infill locations, and other attractive market niches where our size and scale give us an advantage to provide a “one-stop” lending solution for real estate developers, owners and operators;

(2)Continue to expand our investment activities in subordinate CMBS and revenues from special servicing;

(3)Continue to expand our capabilities in syndication and securitization, which serve as a source of attractively priced, matched-term financing;

(4)Continue to leverage our Investing and Servicing Segment’s sourcing and credit underwriting capabilities to expand our overall footprint in the commercial real estate debt markets;

(5)Expand our investment activities in both (i) targeted real estate equity investments and (ii) residential mortgage finance; and

(6)Expand our originations and acquisitions of infrastructure debt investments.

Recent Developments

Developments During the Fourth Quarter of 2019

Commercial and Residential Lending Segment

●	Originated or acquired $2.2 billion of commercial loans during the quarter, including the following:

o	$525.0 million first mortgage and mezzanine loan to one of the largest real estate managers in the world for the renovation of a 1.8 million square foot mixed-use property located in California, of which the Company funded $240.0 million.

o	$324.3 million first mortgage and mezzanine loan to refinance the existing debt on two connected 12-story office buildings located in Washington, D.C., of which the Company funded $237.7 million.

o	$287.4 million first mortgage, mezzanine loan and preferred equity investment to finance the construction of a mixed-used development located in Pennsylvania, of which the Company funded $17.3 million.

o	$150.0 million first mortgage loan for the acquisition and repositioning of a 201-key five star hotel located in California, which the Company fully funded.

o	$147.0 million first mortgage for the refinancing of an in-place construction loan used to convert a vacant office building into a condominium building located in New York, which the Company fully funded.

●	Funded $535.9 million of previously originated commercial loan commitments.

●	Received gross proceeds of $748.2 million (net proceeds of $461.0 million) from sales, maturities and principal repayments on our commercial loans and single-borrower CMBS, of which $196.5 million related to loan sales.

●	Acquired $541.1 million of residential mortgage loans.

●	Received proceeds of $383.5 million, including retained RMBS of $41.0 million, from the securitization of $370.3 million of residential mortgage loans.

Infrastructure Lending Segment

●	Originated or acquired $640.4 million of infrastructure loans and bonds, of which $15.0 million relates to revolvers, and funded $30.0 million of pre-existing infrastructure loan commitments.

●	Received proceeds of $346.9 million from maturities and principal repayments on our infrastructure loans and bonds.

Property Segment

●	Sold the U.S. entity which held the net assets related to our Ireland Portfolio. The properties within the entity were sold for a gross purchase price of €530.0 million. After certain adjustments, including a €20.7 million tax withholding which was treated as a reduction of purchase price, the net purchase price was €507.6 million, plus estimated net working capital. In connection with the transaction, the buyer assumed our existing third party debt totaling €316.3 million. Our basis in these assets was €394.7 million, net of €67.5 million of accumulated depreciation. The resulting gain, after selling costs, was €108.0 (or $119.7) million.

●	Recognized an impairment charge of $71.9 million against the remainder of our investment in the Retail Fund. In November 2019, the Retail Fund’s secured financing matured and was not repaid. In light of these events, we commissioned independent appraisals of the underlying assets in order to estimate the fair value of our investment in the Retail Fund as of December 31, 2019. The impairment that we recognized was based upon the results of these appraisals.

Investing and Servicing Segment

●	Entered into a newly-formed joint venture (the “CMBS JV”). In connection with the formation of this venture, we sold assets totaling $333.0 million to the CMBS JV, including $318.3 million of CMBS, $13.3 million of interests in various existing CMBS joint ventures, and $1.4 million of related interest receivables. We obtained a 51% interest in the venture for cash consideration of $169.9 million, and our joint venture partner obtained a 49% interest for $163.2 million. The $13.3 million of joint venture interests that we contributed into the CMBS JV relate to joint ventures which we consolidate. Refer to Note 17 to the Consolidated Financial Statements for further detail.

●	Acquired CMBS for a purchase price of $162.9 million, net of non-controlling interests, and sold CMBS for total gross proceeds of $37.9 million.

●	Sold commercial real estate for gross proceeds of $94.4 million and recognized net gains of $37.7 million.

●	Originated commercial conduit loans of $683.0 million. Separately, received proceeds of $1.0 billion from sales of previously originated commercial conduit loans.

●	Obtained eight new special servicing assignments for CMBS trusts with a total unpaid principal balance of $5.7 billion.

Developments During 2019

Commercial and Residential Lending Segment

●	In August 2019, we refinanced a pool of our commercial loans held-for-investment through a collateralized loan obligation (“CLO”), STWD 2019-FL1. The CLO has a contractual maturity of July 2038 and a weighted average cost of financing of LIBOR + 1.65%, inclusive of the amortization of deferred issuance costs. On the closing date, the CLO issued $1.1 billion principal amount of notes, of which $936.4 million was purchased by third party investors. We retained $86.6 million of notes, along with preferred shares with a liquidation preference of $77.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO in exchange for cash.

●	Originated or acquired $5.5 billion of commercial loans during the year, including the following:

o	$525.0 million first mortgage and mezzanine loan to one of the largest real estate managers in the world for the renovation of a 1.8 million square foot mixed-use property located in California, of which the Company funded $240.0 million.

o	$379.0 million first mortgage and mezzanine loan for the acquisition and redevelopment of two office buildings located in New York, of which the Company funded $251.3 million.

o	$324.3 million first mortgage and mezzanine loan to refinance the existing debt on two connected 12-story office buildings located in Washington, D.C., of which the Company funded $237.7 million.

o	£249.9 million ($319.7 million) first mortgage loan to the owner of the United Kingdom’s market leading convention and exhibition center business. The loan is secured by five large conference facilities totaling over two million square feet and was fully funded.

o	$300.0 million first mortgage loan for the construction of the final phase of a 3.4 million square foot mixed use, waterfront property located in Washington, D.C., of which the Company funded $5.3 million.

o	$287.4 million first mortgage, mezzanine loan and preferred equity investment to finance the construction of a mixed-used development located in Pennsylvania, of which the Company funded $17.3 million.

o	$257.5 million first mortgage loan for the construction of an 800,000 square foot office campus on 18.1 acres located in California that is pre-leased to an investment grade tenant, of which the Company funded $135.9 million.

o	£203.1 million ($249.6 million) first mortgage loan for the construction of 79 residential units and a 50-key five star hotel located in London, England, of which the Company funded $105.6 million.

●	Funded $1.0 billion of previously originated commercial loan commitments.

●	Received gross proceeds of $3.1 billion (net proceeds of $1.7 billion) from sales, maturities and principal repayments on our commercial loans, single-borrower CMBS and preferred equity interests, of which $748.9 million related to sales.

●	Acquired $2.1 billion of residential mortgage loans.

●	Received proceeds of $1.3 billion, including retained RMBS of $120.1 million, from the securitization of $1.3 billion of residential mortgage loans.

Infrastructure Lending Segment

●	Originated or acquired $1.0 billion of infrastructure loans and bonds, of which $15.0 million relates to revolvers, and funded $145.2 million of pre-existing infrastructure loan commitments.

●	Received proceeds of $393.3 million from sales of infrastructure loans and $947.7 million from maturities and principal repayments on our infrastructure loans and bonds.

Property Segment

●	Sold the Ireland Portfolio as discussed above under “Developments During the Fourth Quarter of 2019”

●	Recognized a $116.8 million reduction to our investment in the Retail Fund resulting from unrealized decreases in the fair value of the underlying assets. See related discussion above under “Developments During the Fourth Quarter of 2019”.

Investing and Servicing Segment

●	Entered into the CMBS JV as discussed above under “Developments During the Fourth Quarter of 2019”

●	Acquired CMBS for a purchase price of $221.6 million, net of non-controlling interests, and sold CMBS held for total gross proceeds of $123.6 million.

●	Sold commercial real estate for gross proceeds of $145.9 million and recognized net gains of $54.4 million.

●	Acquired commercial real estate from a CMBS trust for a gross purchase price of $8.8 million.

●	Originated commercial conduit loans of $1.9 billion. Separately, received proceeds of $1.8 billion from sales of previously originated commercial conduit loans.

●	Obtained 22 new special servicing assignments for CMBS trusts with a total unpaid principal balance of $16.3 billion.

Corporate Financing

●	Settled the remaining $78.0 million of our 4.00% Convertible Senior Notes due 2019 (the “2019 Notes”) through the issuance of 3.6 million shares of common stock and cash payments of $12.0 million.

●	Entered into the following credit agreements: (i) a $400.0 million term loan facility that carries a seven-year term and an annual interest rate of LIBOR + 2.50%; and (ii) a $100.0 million revolving credit facility that carries a five-year term and an annual interest rate of LIBOR + 3.00%. A portion of the net proceeds from the term loan was used to repay the amount outstanding under our previous term loan.

Subsequent Events

Refer to Note 25 to the Consolidated Financial Statements for disclosure regarding significant transactions that occurred subsequent to December 31, 2019.

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

The following table compares our summarized results of operations for the years ended December 31, 2019, 2018 and 2017 by business segment (amounts in thousands):

	For the Year Ended December 31,			$ Change	$ Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Revenues:
Commercial and Residential Lending Segment	$693,032	$627,950	$547,913	$65,082	$80,037
Infrastructure Lending Segment	106,649	30,709	—	75,940	30,709
Property Segment	287,503	292,897	199,111	(5,394)	93,786
Investing and Servicing Segment	253,931	304,480	312,237	(50,549)	(7,757)
Corporate	26	360	—	(334)	360
Securitization VIE eliminations	(144,722)	(147,116)	(179,373)	2,394	32,257
	1,196,419	1,109,280	879,888	87,139	229,392
Costs and expenses:
Commercial and Residential Lending Segment	261,150	226,625	127,078	34,525	99,547
Infrastructure Lending Segment	85,764	33,386	—	52,378	33,386
Property Segment	272,911	292,548	197,517	(19,637)	95,031
Investing and Servicing Segment	165,094	161,623	157,606	3,471	4,017
Corporate	245,049	263,685	253,499	(18,636)	10,186
Securitization VIE eliminations	(144)	(235)	(451)	91	216
	1,029,824	977,632	735,249	52,192	242,383
Other income (loss):
Commercial and Residential Lending Segment	20,806	8,617	4,085	12,189	4,532
Infrastructure Lending Segment	(11,510)	396	—	(11,906)	396
Property Segment	(708)	52,727	(59,920)	(53,435)	112,647
Investing and Servicing Segment	205,420	94,614	175,968	110,806	(81,354)
Corporate	24,523	(9,429)	(6,610)	33,952	(2,819)
Securitization VIE eliminations	145,041	147,954	186,127	(2,913)	(38,173)
	383,572	294,879	299,650	88,693	(4,771)
Income (loss) before income taxes:
Commercial and Residential Lending Segment	452,688	409,942	424,920	42,746	(14,978)
Infrastructure Lending Segment	9,375	(2,281)	—	11,656	(2,281)
Property Segment	13,884	53,076	(58,326)	(39,192)	111,402
Investing and Servicing Segment	294,257	237,471	330,599	56,786	(93,128)
Corporate	(220,500)	(272,754)	(260,109)	52,254	(12,645)
Securitization VIE eliminations	463	1,073	7,205	(610)	(6,132)
	550,167	426,527	444,289	123,640	(17,762)
Income tax provision	(13,232)	(15,330)	(31,522)	2,098	16,192
Net income attributable to non-controlling interests	(27,271)	(25,367)	(11,997)	(1,904)	(13,370)
Net income attributable to Starwood Property Trust, Inc.	$509,664	$385,830	$400,770	$123,834	$(14,940)

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Commercial and Residential Lending Segment

Revenues

For the year ended December 31, 2019, revenues of our Commercial and Residential Lending Segment increased $65.1 million to $693.0 million, compared to $627.9 million for the year ended December 31, 2018. This increase was primarily due to increases in interest income from loans of $33.8 million and investment securities of $31.2 million. The increased interest income from loans was principally due to (i) higher average LIBOR rates, (ii) higher average balances of both commercial and residential loans and (iii) higher levels of prepayment related income, partially offset by (iv) the compression of interest rate spreads in credit markets and (v) the recognition in the 2018 period of a $15.1 million profit participation in a mortgage loan that was repaid in 2016. The increase in interest income from investment securities was primarily due to higher average investment balances.

Costs and Expenses

For the year ended December 31, 2019, costs and expenses of our Commercial and Residential Lending Segment increased $34.5 million to $261.1 million, compared to $226.6 million for the year ended December 31, 2018. This increase was primarily due to a $61.3 million increase in interest expense associated with the various secured financing facilities used to fund a portion of our investment portfolio, partially offset by a $32.2 million decrease in loan loss provision relating to impairment charges on certain commercial loans in the 2018 second quarter.

Net Interest Income (amounts in thousands)

	For the Year Ended December 31,
	2019	2018	Change
Interest income from loans	$610,316	$576,564	$33,752
Interest income from investment securities	81,255	50,063	31,192
Interest expense	(222,118)	(160,769)	(61,349)
Net interest income	$469,453	$465,858	$3,595

For the year ended December 31, 2019, net interest income of our Commercial and Residential Lending Segment increased $3.6 million to $469.5 million, compared to $465.9 million for the year ended December 31, 2018. This increase reflects the net increase in interest income explained in the Revenues discussion above, which was partially offset by the increase in interest expense on our secured financing facilities.

During the years ended December 31, 2019 and 2018, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities were as follows:

	For the Year Ended December 31,
	2019	2018
Commercial	7.3%	7.8%
Residential	6.9%	7.0%
Overall	7.3%	7.7%

The overall weighted average unlevered yield was lower as the compression of interest rate spreads in credit markets and the recognition in the 2018 period of the $15.1 million loan profit participation more than offset the effects of higher average LIBOR rates and higher levels of prepayment related income.

During both the years ended December 31, 2019 and 2018, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, was 4.3%.

Other Income

For the year ended December 31, 2019, other income of our Commercial and Residential Lending Segment increased $12.2 million to $20.8 million, compared to $8.6 million for the year ended December 31, 2018. The increase was primarily due to (i) a $19.0 million favorable change in fair value of residential mortgage loans and investment securities, (ii) a $25.2 million favorable change in foreign currency gain (loss) and (iii) a $5.6 million increase in earnings from unconsolidated entities, all partially offset by (iv) a $38.0 million unfavorable change in gain (loss) on derivatives. The unfavorable change in derivatives reflects a $22.7 million unfavorable change in foreign currency hedges and a $15.3 million unfavorable change in interest rate swaps. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The interest rate swaps are used primarily to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments. The unfavorable change in foreign currency hedges and the favorable change in foreign currency gain (loss) reflect an overall weakening of the U.S. dollar against the pound sterling (“GBP”) in the year ended December 31, 2019 versus a strengthening of the U.S. dollar in the year ended December 31, 2018.

Infrastructure Lending Segment

The Infrastructure Lending Segment was acquired on September 19, 2018. Therefore, its results for the year ended December 31, 2018 reflect only the period from the acquisition date through December 31, 2018. Accordingly, the following discussion attempts no comparison to the prior year results.

Revenues

For the years ended December 31, 2019 and 2018, revenues of our Infrastructure Lending Segment were $106.6 million and $30.7 million, respectively, which includes interest income of $99.6 million and $29.0 million, respectively, from loans and $6.3 million and $1.1 million, respectively, from investment securities.

Costs and Expenses

For the years ended December 31, 2019 and 2018, costs and expenses of our Infrastructure Lending Segment were $85.8 million and $33.4 million, respectively, which includes $62.8 million and $20.9 million, respectively, of interest expense on secured debt facilities used to finance this segment’s investment portfolio and $18.3 million and $5.6 million, respectively, of general and administrative expenses. Also included in the year ended December 31, 2018 were $6.8 million of acquisition costs.

Net Interest Income (amounts in thousands)

	For the Year Ended December 31,
	2019	2018	Change
Interest income from loans	$99,580	$28,995	$70,585
Interest income from investment securities	6,318	1,095	5,223
Interest expense	(62,836)	(20,949)	(41,887)
Net interest income	$43,062	$9,141	$33,921

Interest income from infrastructure loans and investment securities and interest expense on the secured financing facilities reflect primarily variable LIBOR based rates.

During the years ended December 31, 2019 and 2018, the weighted average unlevered yields on the Infrastructure Lending Segment’s investments were as follows:

	For the Year Ended December 31,
	2019	2018
Loans and investment securities held-for-investment	6.4%	5.9%
Loans held-for-sale	5.1%	3.6%

During both the years ended December 31, 2019 and 2018, the Infrastructure Lending Segment’s weighted average secured borrowing rate, inclusive of the amortization of deferred financing fees, was 4.7%.

Other Income (Loss)

Other income (loss) of our Infrastructure Lending Segment was a loss of $11.5 million and income of $0.4 million for the years ended December 31, 2019 and 2018, respectively. Other loss for the year ended December 31, 2019 primarily reflects an $11.4 million loss on extinguishment of debt resulting from the write-off of deferred financing fees relating to partial debt prepayments from proceeds of loan repayments and sales. Other income for the year ended December 31, 2018 consisted of a $1.8 million gain on foreign currency hedges, partially offset by $1.4 million in foreign currency losses on principally GBP and Euro-denominated loans.

Property Segment

Change in Results by Portfolio (amounts in thousands)

	$ Change from prior year
		Costs and	Gain (loss) on derivative		Income (loss) before
	Revenues	expenses	financial instruments	Other income (loss)	income taxes
Master Lease Portfolio	$(19,309)	$(14,156)	$—	$(27,697)	$(32,850)
Medical Office Portfolio	(1,964)	(2,598)	(24,215)	(5,235)	(28,816)
Ireland Portfolio	(1,935)	(1,910)	(2,422)	121,580	119,133
Woodstar I Portfolio	4,265	2,004	—	—	2,261
Woodstar II Portfolio	13,549	(2,516)	—	(18)	16,047
Investment in unconsolidated entities	—	72	—	(118,020)	(118,092)
Other/Corporate	—	(533)	2,597	(5)	3,125
Total	$(5,394)	$(19,637)	$(24,040)	$(29,395)	$(39,192)

See Note 7 to the Consolidated Financial Statements for a description of the above-referenced Property Segment portfolios.

Revenues

For the year ended December 31, 2019, revenues of our Property Segment decreased $5.4 million to $287.5 million, compared to $292.9 million for the year ended December 31, 2018. The decrease in revenues was primarily due to a decrease in rental income from the Master Lease Portfolio due to (i) the sale of seven properties within the Master Lease portfolio during 2018 and (ii) no longer recording as revenues and offsetting expenses property taxes paid directly by lessees, in accordance with the new lease accounting standard effective January 1, 2019 (see Note 2 to the Consolidated Financial Statements) in both the Master Lease and Medical Office Portfolios, partially offset by (iii) the full period inclusion of rental income from the Woodstar II Portfolio, which was acquired over a period between December 2017 and September 2018, and (iv) rental rate increases in both Woodstar Portfolios.

Costs and Expenses

For the year ended December 31, 2019, costs and expenses of our Property Segment decreased $19.6 million to $272.9 million, compared to $292.5 million for the year ended December 31, 2018. The decrease in costs and expenses primarily reflects (i) the sale of seven properties within the Master Lease portfolio during 2018, (ii) no longer recording as revenues and offsetting expenses property taxes paid directly by lessees, as discussed above, and (iii) decreased expenses in the Woodstar II Portfolio primarily due to in-place lease intangibles becoming fully amortized, partially offset by (iv) the full period inclusion of the properties acquired in the Woodstar II Portfolio since January 2018.

Other Income (Loss)

For the year ended December 31, 2019, other income (loss) of our Property Segment decreased $53.4 million to a loss of $0.7 million, compared to income of $52.7 million for the year ended December 31, 2018. The decrease in other income was primarily due to (i) a $118.0 million unfavorable change in earnings (loss) from an unconsolidated entity and (ii) a $24.0 million unfavorable change in gain (loss) on derivatives, both partially offset by (iii) a $91.2 million increase in gain on sale of properties. The $118.0 million unfavorable change in earnings (loss) from an unconsolidated entity principally reflects the recognition of decreases in fair value of properties held by the Retail Fund, including an impairment we recorded for our remaining investment as of December 31, 2019 (see Note 8 to the Consolidated Financial Statements). The $24.0 million unfavorable change in gain (loss) on derivatives consists of (i) a $21.5 million unfavorable change in interest rate swaps which primarily hedge the variable interest rate risk on borrowings secured by our Medical Office Portfolio and (ii) a $2.5 million unfavorable change in foreign exchange contracts which economically hedged our Euro currency exposure with respect to the Ireland Portfolio. The $91.2 million increased gain on sale of properties is due to a $119.7 million gain on sale of the Ireland Portfolio in December 2019 compared to gains of $28.5 million on the sales of seven properties in the Master Lease Portfolio during the year ended December 31, 2018. Refer to Note 3 to the Consolidated Financial Statements for further detail.

Investing and Servicing Segment

Revenues

For the year ended December 31, 2019, revenues of our Investing and Servicing Segment decreased $50.6 million to $253.9 million, compared to $304.5 million for the year ended December 31, 2018. The decrease in revenues in the year ended December 31, 2019 was primarily due to decreases of (i) $33.9 million in servicing fees, (ii) $9.4 million in CMBS interest income principally due to lower interest recoveries and (iii) $6.4 million in rental income from our REIS Equity Portfolio due to fewer properties held.

Costs and Expenses

For the year ended December 31, 2019, costs and expenses of our Investing and Servicing Segment increased $3.5 million to $165.1 million, compared to $161.6 million for the year ended December 31, 2018. The increase in costs and expenses was primarily due to a $6.2 million increase in interest expense principally related to the financing of our CMBS portfolio, partially offset by decreases of $4.8 million related to our REIS Equity Portfolio due to fewer properties held.

Other Income

For the year ended December 31, 2019, other income of our Investing and Servicing Segment increased $110.8 million to $205.4 million, from $94.6 million for the year ended December 31, 2018. The increase in other income was primarily due to (i) a $56.0 million greater increase in the fair value of CMBS investments, (ii) a $34.1 million increase in gains on sales of operating properties, (iii) a $13.8 million greater increase in the fair value of our conduit loans and (iv) a $12.9 million lesser decrease in fair value of servicing rights primarily reflecting the expected reduction in amortization of this deteriorating asset net of increases in fair value due to the attainment of new servicing contracts, all partially offset by (v) a $7.1 million increased loss on derivatives which primarily hedge our interest rate risk on conduit loans.

Corporate and Other Items

Corporate Costs and Expenses

For the year ended December 31, 2019, corporate expenses decreased $18.6 million to $245.1 million, compared to $263.7 million for the year ended December 31, 2018. The decrease was primarily due to a $10.8 million decrease in interest expense principally on lower average outstanding balances of our unsecured senior notes and a $9.7 million decrease in management fees.

Corporate Other Income (Loss)

For the year ended December 31, 2019, corporate other income (loss) improved $33.9 million to income of $24.5 million, compared to a loss of $9.4 million for the year ended December 31, 2018. The increase in corporate other income was primarily due to a $33.4 million favorable change in gain (loss) on interest rate swaps used to hedge a portion of our unsecured senior notes used to repay variable rate secured financing.

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

Income Tax Provision

Our consolidated income tax provision principally relates to the taxable nature of our loan servicing and loan conduit businesses and certain other real estate related investing activities which are housed in taxable REIT subsidiaries (“TRSs”). For the year ended December 31, 2019, our income tax provision decreased $2.1 million to $13.2 million, compared to $15.3 million for the year ended December 31, 2018. The decrease primarily reflects a decrease in the taxable income of our TRSs.

Net Income Attributable to Non-controlling Interests

For the year ended December 31, 2019, net income attributable to non-controlling interests increased $1.9 million to $27.3 million, compared to $25.4 million for the year ended December 31, 2018. The increase was primarily due to increased non-controlling interests in our Woodstar II Portfolio, which consists of properties acquired in and after December 2017.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Commercial and Residential Lending Segment

Revenues

For the year ended December 31, 2018, revenues of our Commercial and Residential Lending Segment increased $80.0 million to $627.9 million, compared to $547.9 million for the year ended December 31, 2017. This increase was primarily due to a $76.8 million increase in interest income from loans and a $3.3 million increase in interest income from investment securities. The increased interest income from loans was principally due to (i) increased LIBOR rates, partially offset by the compression of interest rate spreads in credit markets, (ii) higher average balances of both commercial loans and residential loans held-for-sale and (iii) income of $15.1 million received in 2018 from a profit participation in a mortgage loan that was repaid in 2016 (see Note 5 to the Consolidated Financial Statements), partially offset by (iv) lower levels of prepayment related income.

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

The increase in the overall weighted average unlevered yield is primarily due to increases in LIBOR and the $15.1 million loan profit participation income received in 2018, partially offset by the compression of interest rate spreads in credit markets and lower levels of prepayment related income.

During the years ended December 31, 2018 and 2017, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 4.3% and 3.8%, respectively. The increase in borrowing rates primarily reflect increases in LIBOR, partially offset by the compression of interest rate spreads in credit markets.

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

Costs and Expenses

Costs and expenses of our Infrastructure Lending Segment were $33.4 million, consisting of $20.9 million of interest expense on the debt facility used to finance a portion of the acquisition price and subsequent loan fundings, $6.8 million of acquisition costs, and $5.6 million of general and administrative expenses. Acquisition costs include a $3.0 million commitment fee related to an unused bridge financing facility and legal and due diligence costs of $3.8 million

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

Other Income (Loss)

For the year ended December 31, 2018, other income of our Property Segment increased $112.6 million to $52.7 million, compared to a loss of $59.9 million for the year ended December 31, 2017. The increase in other income was primarily due to (i) a $55.1 million favorable change in gain (loss) on derivatives, (ii) a $31.3 million favorable change in earnings (loss) from unconsolidated entities and (iii) $28.5 million of gains on sales of seven properties from the Master Lease Portfolio. The $55.1 million favorable change in gain (loss) on derivatives reflects a $47.1 million favorable change on foreign exchange contracts which economically hedge our Euro currency exposure with respect to the Ireland Portfolio and an $8.0 million favorable change on interest rate swaps which primarily hedge the variable interest rate risk on borrowings secured by our Medical Office Portfolio. The $31.3 million favorable change in earnings (loss) from unconsolidated entities principally reflects the recognition in 2017 of $34.7 million of unfavorable changes in fair value of our equity investment in the Retail Fund, which is an investment company that measures its assets at fair value.

Investing and Servicing Segment

Revenues

For the year ended December 31, 2018, revenues of our Investing and Servicing Segment decreased $7.7 million to $304.5 million, compared to $312.2 million for the year ended December 31, 2017. The decrease in revenues in the year ended December 31, 2018 was primarily due to decreases of $7.6 million in CMBS interest income and $7.3 million in servicing fees, partially offset by a $6.7 million increase in rental income on our REIS Equity Portfolio.

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

Securitization VIE Eliminations

Refer to the preceding comparison of the year ended December 31, 2019 to the year ended December 31, 2018 for a discussion of the nature of securitization VIE eliminations.

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

The following table presents our diluted weighted average shares used in our GAAP EPS calculation reconciled to our diluted weighted average shares used in our Core EPS calculation (amounts in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Diluted weighted average shares - GAAP	289,712	288,484	262,079
Add: Unvested stock awards	2,271	2,285	1,659
Add: Woodstar II Class A Units	11,365	8,971	—
Less: Convertible Notes dilution	(9,805)	(22,659)	(1,899)
Diluted weighted average shares - Core	293,543	277,081	261,839

The definition of Core Earnings allows management to make adjustments, subject to the approval of a majority of our independent directors, in situations where such adjustments are considered appropriate in order for Core Earnings to be calculated in a manner consistent with its definition and objective. No adjustments to the definition of Core Earnings became effective during the year ended December 31, 2019.

As a reminder, in 2015, we adjusted the calculation of Core Earnings related to the equity component of our Convertible Notes. We previously amortized the equity component of these instruments through interest expense for Core Earnings purposes, consistent with our GAAP treatment. However, for Core Earnings purposes, the amount is not considered realized until the earlier of (a) the entire issuance of the notes has been extinguished; or (b) the equity portion has been fully amortized via repurchases of the notes

In January 2019, our 2019 Notes were fully repaid in shares of common stock and cash. The equity portion of the 2019 Notes had been fully amortized. In March 2018, our 4.55% Convertible Senior Notes due 2018 (the “2018 Notes”) matured and were fully repaid in cash. The equity portion of the 2018 Notes had not been fully amortized. As a result, we reflected $10.0 million as a positive adjustment to Core Earnings, representing the $28.1 million equity balance recognized upon issuance of the 2018 Notes, net of $18.1 million in adjustments related to cumulative repurchases through the maturity date.

The following table summarizes our quarterly Core Earnings per weighted average diluted share for the years ended December 31, 2019, 2018 and 2017:

	Core Earnings For the Three-Month Periods Ended
	March 31	June 30	September 30	December 31
2019	$0.28	$0.52	$0.52	$0.47
2018	0.58	0.54	0.53	0.54
2017	0.51	0.52	0.65	0.55

Core Earnings per weighted average diluted share for the year ended December 31, 2019 does not equal the sum of the individual quarters due to rounding and other computational factors.

The following table presents our summarized results of operations and reconciliation to Core Earnings for the year ended December 31, 2019, by business segment (amounts in thousands):

	Commercial
	and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing
	Segment	Segment	Segment	Segment	Corporate	Total
Revenues	$693,032	$106,649	$287,503	$253,931	$26	$1,341,141
Costs and expenses	(261,150)	(85,764)	(272,911)	(165,094)	(245,049)	(1,029,968)
Other income (loss)	20,806	(11,510)	(708)	205,420	24,523	238,531
Income (loss) before income taxes	452,688	9,375	13,884	294,257	(220,500)	549,704
Income tax (provision) benefit	(4,818)	89	(393)	(8,110)	—	(13,232)
Income attributable to non-controlling interests	(392)	—	(21,630)	(4,786)	—	(26,808)
Net income (loss) attributable to Starwood Property Trust, Inc.	447,478	9,464	(8,139)	281,361	(220,500)	509,664
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	21,630	—	—	21,630
Non-cash equity compensation expense	3,918	2,683	312	6,582	22,697	36,192
Management incentive fee	—	—	—	—	20,165	20,165
Acquisition and investment pursuit costs	(882)	2	(355)	(780)	(356)	(2,371)
Depreciation and amortization	1,091	83	93,864	18,156	—	113,194
Loan loss provision, net	2,616	4,510	—	—	—	7,126
Interest income adjustment for securities	(617)	—	—	15,933	—	15,316
Extinguishment of debt, net	—	—	—	—	(1,950)	(1,950)
Other non-cash items	—	—	(1,798)	(1,067)	623	(2,242)
Reversal of GAAP unrealized (gains) / losses on:
Loans held-for-sale	(10,462)	—	—	(61,139)	—	(71,601)
Securities	1,084	—	—	(89,206)	—	(88,122)
Derivatives	20,680	3,353	6,268	7,536	(26,396)	11,441
Foreign currency	(17,342)	(205)	(37)	2	—	(17,582)
(Earnings) loss from unconsolidated entities	(10,649)	—	114,362	(4,166)	—	99,547
Recognition of Core realized gains / (losses) on:
Loans held-for-sale	9,028	(984)	—	63,908	—	71,952
Securities	970	—	—	14,608	—	15,578
Derivatives	(5,500)	(1,186)	17,238	(10,153)	—	399
Foreign currency	622	(1,081)	37	7	—	(415)
Earnings (loss) from unconsolidated entities	8,851	—	(139,462)	15,812	—	(114,799)
Sales of properties	—	—	(74,878)	(19,359)	—	(94,237)
Core Earnings (Loss)	$450,886	$16,639	$29,042	$238,035	$(205,717)	$528,885
Core Earnings (Loss) per Weighted Average Diluted Share	$1.54	$0.05	$0.10	$0.81	$(0.70)	$1.80

The following table presents our summarized results of operations and reconciliation to Core Earnings for the year ended December 31, 2018, by business segment (amounts in thousands):

	Commercial
	and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing
	Segment	Segment	Segment	Segment	Corporate	Total
Revenues	$627,950	$30,709	$292,897	$304,480	$360	$1,256,396
Costs and expenses	(226,625)	(33,386)	(292,548)	(161,623)	(263,685)	(977,867)
Other income (loss)	8,617	396	52,727	94,614	(9,429)	146,925
Income (loss) before income taxes	409,942	(2,281)	53,076	237,471	(272,754)	425,454
Income tax provision	(2,801)	(292)	(7,549)	(4,688)	—	(15,330)
Income attributable to non-controlling interests	(1,451)	—	(17,623)	(5,220)	—	(24,294)
Net income (loss) attributable to Starwood Property Trust, Inc.	405,690	(2,573)	27,904	227,563	(272,754)	385,830
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	17,623	—	—	17,623
Non-cash equity compensation expense	2,857	477	300	4,934	14,312	22,880
Management incentive fee	—	—	—	—	41,399	41,399
Acquisition and investment pursuit costs	1,391	3,827	(337)	(333)	—	4,548
Depreciation and amortization	76	—	112,007	20,295	—	132,378
Loan loss provision, net	34,821	—	—	—	—	34,821
Interest income adjustment for securities	(736)	—	—	16,754	—	16,018
Extinguishment of debt, net	—	—	—	—	8,199	8,199
Other non-cash items	—	—	(3,031)	2,204	3,057	2,230
Reversal of GAAP unrealized (gains) / losses on:
Loans held-for-sale	6,851	—	—	(47,373)	—	(40,522)
Securities	(763)	—	—	(33,229)	—	(33,992)
Derivatives	(18,439)	(1,821)	(18,854)	(1,235)	9,521	(30,828)
Foreign currency	7,816	1,425	2	2	—	9,245
Earnings from unconsolidated entities	(5,063)	—	(3,658)	(3,809)	—	(12,530)
Recognition of Core realized gains / (losses) on:
Loans held-for-sale	(616)	—	—	46,063	—	45,447
Securities	3,528	—	—	6,209	—	9,737
Derivatives	(7,258)	(105)	(4,076)	2,790	—	(8,649)
Foreign currency	9,913	43	(2)	(73)	—	9,881
Earnings from unconsolidated entities	5,178	—	—	4,242	—	9,420
Sales of properties	—	—	(5,379)	(9,667)	—	(15,046)
Core Earnings (Loss)	$445,246	$1,273	$122,499	$235,337	$(196,266)	$608,089
Core Earnings (Loss) per Weighted Average Diluted Share	$1.61	$—	$0.44	$0.85	$(0.71)	$2.19

The following table presents our summarized results of operations and reconciliation to Core Earnings for the year ended December 31, 2017, by business segment (amounts in thousands):

	Commercial
	and
	Residential		Investing
	Lending	Property	and Servicing
	Segment	Segment	Segment	Corporate	Total
Revenues	$547,913	$199,111	$312,237	$—	$1,059,261
Costs and expenses	(127,078)	(197,517)	(157,606)	(253,499)	(735,700)
Other income (loss)	4,085	(59,920)	175,968	(6,610)	113,523
Income (loss) before income taxes	424,920	(58,326)	330,599	(260,109)	437,084
Income tax provision	(143)	(249)	(31,130)	—	(31,522)
Income attributable to non-controlling interests	(1,419)	—	(3,373)	—	(4,792)
Net income (loss) attributable to Starwood Property Trust, Inc.	423,358	(58,575)	296,096	(260,109)	400,770
Add / (Deduct):
Non-cash equity compensation expense	3,016	109	3,406	11,595	18,126
Management incentive fee	—	—	—	42,144	42,144
Acquisition and investment pursuit costs	1,109	(70)	137	—	1,176
Depreciation and amortization	66	74,510	18,245	—	92,821
Loan loss provision, net	(5,458)	—	—	—	(5,458)
Interest income adjustment for securities	(905)	—	13,697	—	12,792
Extinguishment of debt, net	—	—	—	21,129	21,129
Other non-cash items	—	(2,214)	1,672	—	(542)
Reversal of GAAP unrealized (gains) / losses on:
Loans held-for-sale	(2,324)	—	(64,663)	—	(66,987)
Securities	(66)	—	(54,333)	—	(54,399)
Derivatives	33,506	31,676	461	2,666	68,309
Foreign currency	(33,651)	(14)	(6)	—	(33,671)
Earnings from unconsolidated entities	(3,365)	27,685	(68,192)	—	(43,872)
Purchases and sales of properties	—	—	(613)	—	(613)
Recognition of Core realized gains / (losses) on:
Loans held-for-sale	(1,092)	—	64,814	—	63,722
Securities	—	—	4,237	—	4,237
Derivatives	16,864	(684)	1,809	(739)	17,250
Foreign currency	(14,420)	14	(1,346)	—	(15,752)
Earnings from unconsolidated entities	3,345	3,563	57,066	—	63,974
Purchases and sales of properties	—	(153)	(840)	—	(993)
Core Earnings (Loss)	$419,983	$75,847	$271,647	$(183,314)	$584,163
Core Earnings (Loss) per Weighted Average Diluted Share	$1.60	$0.29	$1.04	$(0.70)	$2.23

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Commercial and Residential Lending Segment

The Commercial and Residential Lending Segment’s Core Earnings increased by $5.7 million, from $445.2 million during the year ended December 31, 2018 to $450.9 million during the year ended December 31, 2019. After making adjustments for the calculation of Core Earnings, revenues were $692.4 million, costs and expenses were $254.4 million and other income was $18.1 million.

Core revenues, consisting principally of interest income on loans, increased by $65.2 million during the year ended December 31, 2019, primarily due to increases in interest income from loans of $33.8 million and investment securities of $31.3 million. The increase in interest income from loans was principally due to (i) higher average LIBOR rates, (ii) higher average balances of both commercial and residential loans and (iii) higher levels of prepayment related income, partially offset by (iv) the compression of interest rate spreads in credit markets and (v) the recognition in the 2018 period of a $15.1 million profit participation in a mortgage loan that was repaid in 2016. The increase in interest income from investment securities was primarily due to higher average investment balances.

Core costs and expenses increased by $66.9 million during the year ended December 31, 2019, primarily due to a $61.3 million increase in interest expense associated with the various secured financing facilities used to fund a portion of our investment portfolio.

Core other income increased by $8.3 million, primarily due to a $4.7 million increase in net gains resulting from prepayments and sales of commercial and residential loans and a $3.7 million increase in earnings from unconsolidated entities.

Infrastructure Lending Segment

The Infrastructure Lending Segment had Core Earnings of $16.6 million for the year ended December 31, 2019 compared to $1.3 million during the post-acquisition period from September 19, 2018 through December 31, 2018. After making adjustments for the calculation of Core Earnings, revenues were $106.6 million, costs and expenses were $78.5 million and other loss was $11.6 million.

Core revenues of $106.6 million primarily consisted of interest income of $99.6 million from loans and $6.3 million from investment securities.

Core costs and expenses of $78.5 million primarily consisted of $62.8 million of interest expense on the secured debt facilities used to finance this segment’s investment portfolio and $15.6 million of general and administrative expenses.

Core other loss of $11.6 million principally reflects an $11.4 million loss on extinguishment of debt resulting from the write-off of deferred financing fees relating to partial debt prepayments from proceeds of loan repayments and sales.

Property Segment

Core Earnings by Portfolio (amounts in thousands)

	For the Year Ended
	December 31,
	2019	2018	Change
Master Lease Portfolio	$16,866	$40,271	$(23,405)
Medical Office Portfolio	18,965	25,440	(6,475)
Ireland Portfolio	84,321	18,285	66,036
Woodstar I Portfolio	29,367	26,106	3,261
Woodstar II Portfolio	23,090	17,218	5,872
Investment in unconsolidated entities	(139,534)	—	(139,534)
Other/Corporate	(4,033)	(4,821)	788
Core Earnings	$29,042	$122,499	$(93,457)

The Property Segment’s Core Earnings decreased by $93.5 million, from $122.5 million during the year ended December 31, 2018 to $29.0 million during the year ended December 31, 2019. After making adjustments for the calculation of Core Earnings, revenues were $286.7 million, costs and expenses were $180.5 million and other loss was $76.8 million.

Core revenues decreased by $4.8 million during the year ended December 31, 2019, primarily due to a decrease in rental income from the Master Lease Portfolio due to (i) the sale of seven properties within the Master Lease portfolio during 2018 and (ii) no longer recording as revenues and offsetting expenses property taxes paid directly by lessees, in accordance with the new lease accounting standard effective January 1, 2019 in both the Master Lease and Medical Office Portfolios, partially offset by (iii) the full period inclusion of rental income from the Woodstar II Portfolio, which was acquired over a period between December 2017 and September 2018, and (iv) rental rate increases in both Woodstar Portfolios.

Core costs and expenses decreased by $2.6 million during the year ended December 31, 2019, primarily due to the sale of seven properties from the Master Lease Portfolio in 2018 and no longer recording property taxes paid directly by lessees, both as discussed above, mostly offset by the full period inclusion of the Woodstar II Portfolio.

Core other income (loss) decreased by $98.4 million during the year ended December 31, 2019, primarily due to a $139.5 million core loss recognized on our investment in the Retail Fund. This loss reflects the full write-off of our investment due to decreases in fair value of properties held by the Retail Fund which management determined to be other than temporary. Partially offsetting this loss was a $37.0 million increase in core gains on property sales, reflecting a $60.1 million gain on sale of the Ireland Portfolio in December 2019 compared to gains of $23.1 million on the sales of seven properties in the Master Lease Portfolio during the year ended December 31, 2018.

The $60.1 million gain on sale of the Ireland Portfolio relates to the sale of the U.S. entity which held the net assets related to our Ireland Portfolio. The properties within the entity were sold for a gross purchase price of €530.0 million. After certain adjustments, including a €20.7 million tax withholding which was treated as a reduction of purchase price, the net purchase price was €507.6 million, plus estimated net working capital. Our undepreciated cost basis in these assets was €462.2 million. The resulting gain, after selling costs, was €40.5 (or $44.9) million. In addition, upon receipt of the net proceeds from the sale, we unwound all of our foreign currency hedges related to this portfolio, realizing a net gain of $15.2 million, bringing the total core gain on sale of this portfolio to $60.1 million.

Investing and Servicing Segment

The Investing and Servicing Segment’s Core Earnings increased by $2.7 million, from $235.3 million during the year ended December 31, 2018 to $238.0 million during the year ended December 31, 2019. After making adjustments for the calculation of Core Earnings, revenues were $270.9 million, costs and expenses were $141.3 million, other income was $121.6 million, income tax provision was $8.1 million and the deduction of income attributable to non-controlling interests was $5.1 million.

Core revenues decreased by $50.8 million during the year ended December 31, 2019, primarily due to decreases of $33.9 million in servicing fees, $10.3 million in interest income from our CMBS portfolio and $5.8 million in rental income from our REIS Equity Portfolio due to fewer properties held. The treatment of CMBS interest income on a GAAP basis is complicated by our application of the ASC 810 consolidation rules. In an attempt to treat these securities similar to the trust’s other investment securities, we compute core interest income pursuant to an effective yield methodology. In doing so, we segregate the portfolio into various categories based on the components of the bonds’ cash flows and the volatility related to each of these components. We then accrete interest income on an effective yield basis using the components of cash flows that are reliably estimable. Other minor adjustments are made to reflect management’s expectations for other components of the projected cash flow stream.

Core costs and expenses increased by $4.8 million during the year ended December 31, 2019, primarily due to a $6.2 million increase in interest expense principally related to the financing of our CMBS portfolio, partially offset by a $2.5 million decrease in costs of rental operations due to fewer properties held.

Core other income includes profit realized upon securitization of loans by our conduit business, gains on sales of CMBS and operating properties, gains and losses on derivatives that were either effectively terminated or novated, and earnings from unconsolidated entities. These items are typically offset by a decrease in the fair value of our domestic servicing rights intangible which reflects the expected amortization of this deteriorating asset, net of increases in fair value due to the attainment of new servicing contracts. Derivatives include instruments which hedge interest rate risk and credit risk on our conduit loans. For GAAP purposes, the loans, CMBS and derivatives are accounted for at fair value, with all changes in fair value (realized or unrealized) recognized in earnings. The adjustments to Core Earnings outlined above are also applied to the GAAP earnings of our unconsolidated entities. Core other income increased by $61.6 million principally due to (i) a $23.3 million increase in gains on sales of properties, (ii) a $17.8 million increase in realized gains on conduit loans, (iii) a $12.9 million lesser decrease in fair value of servicing rights, (iv) an $11.6 million increase in earnings from unconsolidated entities and (v) a $6.2 million increase in net recognized gains on CMBS investments, all partially offset by (vi) an $11.3 million unfavorable change in realized gains (losses) on derivatives.

Income taxes, which principally relate to the taxable nature of our loan servicing and loan conduit businesses and certain other real estate related investing activities which are housed in TRSs, increased $3.4 million due to an increase in taxable income of our TRSs.

Income attributable to non-controlling interests decreased $0.1 million.

Corporate

Core corporate costs and expenses increased by $9.4 million, from $196.3 million during the year ended December 31, 2018 to $205.7 million during the year ended December 31, 2019, primarily due to (i) a $9.5 million unfavorable change in gain (loss) on extinguishment of debt primarily due to the $10.0 million positive adjustment to Core Earnings during the year ended December 31, 2018 upon the repayment at maturity of the 2018 Notes, as described above, (ii) a $3.8 million increase in base management fees and (iii) a $2.5 million unfavorable change in gain (loss) on interest rate swaps, all partially offset by (iv) an $8.4 million decrease in interest expense principally on lower average outstanding balances of our unsecured senior notes.

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

Core revenues, consisting principally of interest income on loans, increased by $80.2 million during the year ended December 31, 2018, primarily due to a $76.8 million increase in interest income from loans and a $3.5 million increase in interest income from investment securities. The increased interest income from loans was principally due to (i) increased LIBOR rates, partially offset by the compression of interest rate spreads in credit markets, (ii) higher average balances of both commercial loans and residential loans held-for-sale and (iii) income of $15.1 million received in 2018 from a profit participation in a mortgage loan that was repaid in 2016, partially offset by (iv) lower levels of prepayment related income.

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

Income taxes, which principally relate to the taxable nature of our loan servicing and loan conduit businesses and certain other real estate related investing activities which are housed in TRSs, decreased $25.9 million due to (i) a decrease in the taxable income of our TRSs, which during the year ended December 31, 2017 included the realized gain related to the unconsolidated investor entity which sold nearly all of its interest in an online real estate company, (ii) the non-recurring impact in 2017 of remeasuring our net deferred tax assets upon enactment of the Tax Cuts and Jobs Act and a (iii) a lower statutory tax rate in 2018.

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

Cash Flows for the Year Ended December 31, 2019 (amounts in thousands)

		VIE	Excluding Investing
	GAAP	Adjustments	and Servicing VIEs
Net cash used in operating activities	$(13,199)	$(7,189)	$(20,388)
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(5,473,399)	—	(5,473,399)
Proceeds from principal collections and sale of loans	4,273,779	—	4,273,779
Purchase of investment securities	(98,258)	(351,220)	(449,478)
Proceeds from sales and collections of investment securities	212,986	230,182	443,168
Proceeds from sales of real estate and related businesses, net of cash transferred	343,896	—	343,896
Purchases and additions to properties and other assets	(30,865)	(8,613)	(39,478)
Investment in unconsolidated entities	(18,055)	(13,323)	(31,378)
Net cash flows from other investments and assets	14,048	—	14,048
Net cash used in investing activities	(775,868)	(142,974)	(918,842)
Cash Flows from Financing Activities:
Proceeds from borrowings	10,167,339	—	10,167,339
Principal repayments on and repurchases of borrowings	(8,671,085)	—	(8,671,085)
Payment of deferred financing costs	(72,438)	—	(72,438)
Proceeds from common stock issuances, net of offering costs	740	—	740
Payment of dividends	(538,424)	—	(538,424)
Contributions from non-controlling interests	183,520	—	183,520
Distributions to non-controlling interests	(49,958)	8,523	(41,435)
Issuance of debt of consolidated VIEs	184,540	(184,540)	—
Repayment of debt of consolidated VIEs	(373,155)	373,155	—
Distributions of cash from consolidated VIEs	45,642	(45,642)	—
Net cash provided by financing activities	876,721	151,496	1,028,217
Net increase in cash, cash equivalents and restricted cash	87,654	1,333	88,987
Cash, cash equivalents and restricted cash, beginning of year	487,865	(2,554)	485,311
Effect of exchange rate changes on cash	(1,488)	—	(1,488)
Cash, cash equivalents and restricted cash, end of year	$574,031	$(1,221)	$572,810

The discussion below is on a non-GAAP basis, after removing adjustments principally resulting from the consolidation of the securitization VIEs under ASC 810. These adjustments principally relate to (i) the purchase of CMBS, RMBS, loans and real estate from consolidated VIEs, which are reflected as repayments of VIE debt on a GAAP basis and (ii) principal collections of CMBS and RMBS related to consolidated VIEs, which are reflected as VIE distributions on a GAAP basis. There is no significant net impact to cash flows from operations or to overall cash resulting from these consolidations. Refer to Note 2 to the Consolidated Financial Statements for further discussion.

Cash and cash equivalents increased by $89.0 million during the year ended December 31, 2019, reflecting net cash provided by financing activities of $1.0 billion, partially offset by net cash used in investing activities of $918.8 million and net cash used in operating activities of $20.4 million.

Net cash used in operating activities of $20.4 million during the year ended December 31, 2019 related primarily to cash interest expense of $481.5 million, $365.0 million in originations and purchases of loans held-for-sale, net of sales and principal collections, general and administrative expenses of $157.6 million, management fees of $90.1 million and a net change in operating assets and liabilities of $4.4 million. Offsetting these cash outflows was cash interest income of $573.2 million from our loan origination and conduit programs and cash interest income on investment securities of $193.9 million. Net rental income provided cash of $212.8 million, servicing fees provided cash of $73.7 million and distributions of earnings from unconsolidated entities provided $28.1 million.

Net cash used in investing activities of $918.8 million for the year ended December 31, 2019 related primarily to the origination and acquisition of new loans held-for-investment of $5.5 billion, the purchase of investment securities of $449.5 million, net additions to properties and other assets of $39.5 million and investment in unconsolidated entities of $31.4 million, partially offset by proceeds received from principal collections and sales of loans of $4.3 billion and investment securities of $443.2 million and proceeds from sales of real estate and related businesses of $343.9 million.

Net cash provided by financing activities of $1.0 billion for the year ended December 31, 2019 related primarily to borrowings on our secured debt, net of repayments and deferred loan costs, of $1.4 billion and net contributions from non-controlling interests of $142.1 million, partially offset by dividend distributions of $538.4 million.

Financing Arrangements

We utilize a variety of financing arrangements, including:

1)Repurchase Agreements: Repurchase agreements effectively allow us to borrow against loans and securities that we own. Under these agreements, we sell our loans and securities to a counterparty and agree to repurchase the same loans and securities from the counterparty at a price equal to the original sales price plus interest. The counterparty retains the sole discretion over both whether to purchase the loan and security from us and, subject to certain conditions, the market value of such loan or security for purposes of determining whether we are required to pay margin to the counterparty. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, we would be required to repay any amounts borrowed in excess of the product of (i) the revised market value multiplied by (ii) the applicable advance rate. During the term of a repurchase agreement, we receive the principal and interest on the related loans and securities and pay interest to the counterparty. As of December 31, 2019, we had various repurchase agreements, with details referenced in the table provided below.

2)Secured Property Financings: We use long-term mortgage facilities from commercial lenders and government sponsors of affordable housing loans to finance many of the investment properties that we hold. These facilities accrue interest at either fixed or floating rates. We typically hedge our exposure to floating interest rate changes on these facilities through the use of interest rate swap and cap derivatives.

3)Bank Credit Facilities: We use bank credit facilities (including term loans and revolving facilities) to finance our assets. These financings may be collateralized or non-collateralized and may involve one or more lenders. Credit facilities typically have maturities ranging from two to five years and may accrue interest at either fixed or floating rates. The lender retains the sole discretion, subject to certain conditions, over the market value of such note for purposes of determining whether we are required to pay margin to the lender.

4)Loan Sales, Syndications and Securitizations: We seek non-recourse long-term financing from loan sales, syndications and/or securitizations of our investments in mortgage loans. The sales, syndications or securitizations generally involve a senior portion of our loan but may involve the entire loan. Loan sales and syndications generally involve the sale of a senior note component or participation interest to a third party lender. Securitization generally involves transferring notes to a special purpose vehicle (or the issuing entity), which then issues one or more classes of non-recourse notes pursuant to the terms of an indenture. The notes are secured by the pool of assets. In exchange for the transfer of assets to the issuing entity, we receive cash proceeds from the sale of non-recourse notes. Sales, syndications or securitizations of our portfolio investments might magnify our exposure to losses on those portfolio investments because the retained subordinate interest in any particular overall loan would be subordinate to the loan components sold and we would, therefore, absorb all losses sustained with respect to the overall loan before the owners of the senior notes experience any losses with respect to the loan in question.

5)Unsecured Senior Notes: We issue senior notes, some of which are convertible, to finance certain operating and investing activities of the Company. These senior notes accrue interest at fixed interest rates and vary in tenure. Refer to Note 11 to the Consolidated Financial Statements for further discussion.

6)Federal Home Loan Bank Financing: As a member of the FHLB of Chicago, we have the ability to borrow funds from the FHLB of Chicago at both fixed and variable rates to finance eligible collateral, which includes residential mortgage loans.

Secured Borrowings

The following table is a summary of our secured borrowings as of December 31, 2019 (dollars in thousands):

						Pledged					Approved
					Weighted	Asset		Maximum			but	Unallocated
	Current		Extended		Average	Carrying		Facility		Outstanding	Undrawn	Financing
	Maturity		Maturity (a)		Pricing	Value		Size		Balance	Capacity (b)	Amount (c)
Repurchase Agreements:
Commercial Loans	Aug 2020 to Jan 2024	(d)	Aug 2021 to Apr 2028	(d)	(e)	$5,327,761		$9,066,480	(f)	$3,640,620	$132,957	$5,292,903
Residential Loans	Feb 2021		N/A		LIBOR + 2.10%	14,704		400,000		11,835	—	388,165
Infrastructure Loans	Feb 2020		Feb 2021		LIBOR + 1.75%	227,463		500,000		188,198	—	311,802
Conduit Loans	Feb 2020 to Jun 2022		Feb 2021 to Jun 2023		LIBOR + 2.10%	109,864		350,000		86,575	—	263,425
CMBS/RMBS	Sep 2020 to Dec 2029	(g)	Dec 2020 to June 2030	(g)	(h)	1,005,348		837,566		682,229	34,076	121,261
Total Repurchase Agreements						6,685,140		11,154,046		4,609,457	167,033	6,377,556
Other Secured Financing:
Borrowing Base Facility	Apr 2022		Apr 2024		LIBOR + 2.25%	542,281		650,000	(i)	198,955	205,740	245,305
Infrastructure Acquisition Facility	Sep 2021		Sep 2022		(j)	754,443		771,534		603,642	—	167,892
Infrastructure Financing Facilities	Jul 2022 to Oct 2022		Oct 2024 to Jul 2027		LIBOR + 2.12%	524,197		1,000,000		428,206	—	571,794
Property Mortgages - Fixed rate	Nov 2024 to Aug 2052	(k)	N/A		3.94%	1,499,356		1,196,698		1,196,492	—	206
Property Mortgages - Variable rate	May 2020 to Jun 2026		N/A		LIBOR + 2.49%	783,460		714,810		696,503	—	18,307
Term Loan and Revolver	(l)		N/A		(l)	N/A	(l)	519,000		399,000	120,000	—
FHLB	Feb 2021		N/A		(m)	1,262,250		2,000,000		867,870	—	1,132,130
Collateralized Loan Obligation	Jul 2038		N/A		LIBOR + 1.34%	1,073,504		936,375		936,375	—	—
Total Other Secured Financing						6,439,491		7,788,417		5,327,043	325,740	2,135,634
						$13,124,631		$18,942,463		$9,936,500	$492,773	$8,513,190
Unamortized net discount										(8,347)
Unamortized deferred financing costs										(94,045)
										$9,834,108
(a)	Subject to certain conditions as defined in the respective facility agreement.

(b)	Approved but undrawn capacity represents the total draw amount that has been approved by the lenders related to those assets that have been pledged as collateral, less the drawn amount.

(c)	Unallocated financing amount represents the maximum facility size less the total draw capacity that has been approved by the lenders.

(d)	For certain facilities, borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions.

(e)	Certain facilities with an outstanding balance of $874.9 million as of December 31, 2019 are indexed to GBP LIBOR and EURIBOR. The remainder have a weighted average rate of LIBOR + 1.90%.

(f)	The aggregate initial maximum facility size of $8.9 billion may be increased at our option, subject to certain conditions. This amount includes such upsizes.

(g)	Certain facilities with an outstanding balance of $295.0 million as of December 31, 2019 carry a rolling 11-month or 12-month term which may reset monthly with the lender's consent. These facilities carry no maximum facility size.

(h)	A facility with an outstanding balance of $184.7 million as of December 31, 2019 has a fixed annual interest rate of 3.49%. All other facilities are variable rate with a weighted average rate of LIBOR + 1.58%.

(i)	The initial maximum facility size of $300.0 million may be increased to $650.0 million, subject to certain conditions.

(j)	Consists of an annual interest rate of the applicable currency benchmark index + 1.50%. The spread increases 25 bps in each of the second and third years of the facility, which was entered into in September 2018.

(k)	The weighted average maturity is 9.8 years as of December 31, 2019.

(l)	Consists of: (i) a $399.0 million term loan facility that matures in July 2026 with an annual interest rate of LIBOR + 2.50%; and (ii) a $120.0 million revolving credit facility that matures in July 2024 with an annual interest rate of LIBOR + 3.00%. These facilities are secured by the equity interests in certain of our subsidiaries which totaled $3.1 billion as of December 31, 2019.

(m)	FHLB financing with an outstanding balance of $438.5 million as of December 31, 2019 has a weighted average fixed annual interest rate of 2.01%. The remainder is variable rate with a weighted average rate of LIBOR + 0.28%.

Refer to Note 10 to the Consolidated Financial Statements for a detailed discussion of new secured credit facilities and amendments to existing credit facilities entered into during the year ended December 31, 2019.

Variance between Average and Quarter-End Credit Facility Borrowings Outstanding

The following tables compare the average amount outstanding under our secured financing agreements during each quarter and the amount outstanding as of the end of each quarter, together with an explanation of significant variances (amounts in thousands):

		Weighted-Average		Explanations
	Quarter-End	Balance During		for Significant
Quarter Ended	Balance	Quarter	Variance	Variances
March 31, 2019	$9,305,605	$9,766,206	$(460,601)	(a)
June 30, 2019	9,359,610	9,503,479	(143,869)	(b)
September 30, 2019	9,266,704	9,116,755	149,949	(c)
December 31, 2019	9,936,500	9,535,839	400,661	(d)
(a)	Variance primarily due to the late quarter timing of commercial loan sales and loan repayments, all of which resulted in paydowns of the corresponding credit facilities which financed these assets.

(b)	Variance primarily due to loan repayments on the Infrastructure Acquisition Facility and Commercial Loans repurchase facilities.

(c)	Variance primarily due to the net increase in debt related to the CLO issuance in August 2019.

(d)	Variance primarily due to the following: (i) the late quarter timing of commercial loan fundings, which resulted in the Company drawing on its corresponding credit facilities which financed these assets and (ii) borrowings on a new Infrastructure Financing Facility.

		Weighted-Average		Explanations
	Quarter-End	Balance During		for Significant
Quarter Ended	Balance	Quarter	Variance	Variances
March 31, 2018	$5,596,955	$5,573,668	$23,287	N/A
June 30, 2018	6,263,085	5,813,312	449,773	(a)
September 30, 2018	8,671,698	6,918,063	1,753,635	(b)
December 31, 2018	8,761,624	8,885,381	(123,757)	(c)

(a)	The Commercial and Residential Lending Segment funded 63% of the second quarter’s total loan fundings during June 2018, which resulted in the Company drawing on its secured financing agreements near quarter end to finance the additional loan fundings.

(b)	The Infrastructure Lending Segment acquisition closed on September 19, 2018, which resulted in the funding of $1.5 billion under the Infrastructure Acquisition Facility.

(c)	Variance primarily due to $120.0 million repaid on Commercial Loans repurchase facilities in December 2018.

Borrowings under Unsecured Senior Notes

During the years ended December 31, 2019 and 2018, the weighted average effective borrowing rate on our unsecured senior notes was 4.9% and 4.8%, respectively. The effective borrowing rate includes the effects of underwriter purchase discount and the adjustment for the conversion option on the convertible notes, the initial value of which reduced the balance of the notes.

Refer to Note 11 to the Consolidated Financial Statements for further disclosure regarding the terms of our unsecured senior notes.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities

The following scheduled and/or projected principal repayments on our investments were based on amounts outstanding and extended contractual maturities of those investments as of December 31, 2019. The projected and/or required repayments of financing were based on the earlier of (i) the extended contractual maturity of each credit facility or (ii) the extended contractual maturity of each of the investments that have been pledged as collateral under the respective credit facility (amounts in thousands):

	Scheduled Principal	Scheduled/Projected	Projected/Required		Scheduled Principal
	Repayments on Loans	Principal Repayments	Repayments of		Inflows Net of
	and HTM Securities	on RMBS and CMBS	Financing		Financing Outflows
First Quarter 2020	284,401	43,648	(377,174)	(1)	(49,125)
Second Quarter 2020	351,089	41,692	(168,807)		223,974
Third Quarter 2020	267,978	11,821	(62,368)		217,431
Fourth Quarter 2020	200,371	136,226	(436,786)	(2)	(100,189)
Total	$1,103,839	$233,387	$(1,045,135)		$292,091
(1)	Includes $340.6 million of maturities associated with the financing of residential loans held-for-sale under the FHLB facility. Expected proceeds from sales of loans are not reflected in this table.

(2)	Includes $295.0 million of repayments associated with a secured financing facility that carries a rolling 12-month term which may reset monthly with the lender’s consent.

In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

Issuances of Equity Securities

We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At December 31, 2019, we had 100,000,000 shares of preferred stock available for issuance and 217,799,249 shares of common stock available for issuance.

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

The tax treatment for our aggregate distributions per share of common stock paid with respect to the 2019 tax year is as follows:

			Ordinary	Taxable
		Per Share	Taxable	Qualified	Capital Gain	Unrecaptured	Nondividend	Section 199A
Record Date	Payable Date	Dividend Paid	Dividends	Dividends	Distribution	1250 Gain	Distributions	Dividends
12/31/2018	1/15/2019	$0.3180	$0.2082	$0.0137	$0.1098	$0.0264	$—	$0.1945
3/29/2019	4/15/2019	0.4800	0.3142	0.0206	0.1658	0.0398	—	0.2936
6/28/2019	7/15/2019	0.4800	0.3142	0.0206	0.1658	0.0398	—	0.2936
9/30/2019	10/15/2019	0.4800	0.3142	0.0206	0.1658	0.0398	—	0.2936
12/31/2019	1/15/2020	0.0079	0.0052	0.0003	0.0027	0.0006	—	0.0049
		$1.7659	$1.1560	$0.0758	$0.6099	$0.1464	$—	$1.0802

To the extent that total dividends for the 2019 tax year exceeded 2019 taxable income, the portion of the fourth quarter dividend paid in January of 2020 that is equal to such excess is treated as a 2020 dividend for federal tax purposes.

Leverage Policies

We employ leverage, to the extent available, to fund the acquisition of our target assets, increase potential returns to our stockholders, or provide temporary liquidity. Leverage can be either direct by utilizing private third party financing or indirect through originating, acquiring or retaining subordinated mortgages, B-Notes, subordinated loan participations or mezzanine loans. Although the type of leverage we deploy is dependent on the underlying asset that is being financed, we intend, when possible, to utilize leverage whose maturity is equal to or greater than the maturity of the underlying asset and minimize to the greatest extent possible exposure to the Company of credit losses associated with any individual asset. In addition, we intend to mitigate the impact of potential future interest rate increases on our borrowings through utilization of hedging instruments, primarily interest rate swap agreements.

The amount of leverage we deploy for particular investments in our target assets depends upon our Manager’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. and European economy and commercial, residential and infrastructure markets, our outlook for the level, slope and volatility of interest rates, the credit quality of our assets, the collateral underlying our assets and our outlook for asset spreads relative to the LIBOR curve. Under our current repurchase agreements and bank credit facility, our total leverage may not exceed 80% of total assets (as defined), as adjusted to remove the impact of bona-fide loan sales that are accounted for as financings and the consolidation of VIEs pursuant to GAAP. As of December 31, 2019, our total debt to assets ratio was 68.0%.

Contractual Obligations and Commitments

Contractual obligations as of December 31, 2019 are as follows (amounts in thousands):

		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Secured financings (a)	$9,000,125	$850,326	$1,471,000	$3,848,815	$2,829,984
Collateralized loan obligations	936,375	—	—	—	936,375
Unsecured senior notes	1,950,000	—	1,200,000	250,000	500,000
Loan and preferred equity interest funding commitments (b)	2,921,081	1,850,151	995,798	75,132	—
Infrastructure Lending Segment commitments (c)	360,562	285,635	74,927	—	—
Future lease commitments	35,518	6,629	8,246	3,226	17,417
Total	$15,203,661	$2,992,741	$3,749,971	$4,177,173	$4,283,776
(a)	Represents the contractual maturity of the respective credit facility, inclusive of available extension options. If investments that have been pledged as collateral repay earlier than the contractual maturity of the debt, the related portion of the debt would likewise require earlier repayment. Refer to Note 10 to the Consolidated Financial Statements for the expected maturities by year.

(b)	Excludes $231.0 million of loan funding commitments in which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower earlier than, or in excess of, expectations.

(c)	Represents contractual commitments of $145.1 million under revolvers and letters of credit and $215.5 million under delayed draw term loans

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

We regularly evaluate the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral, as well as the financial and operating capability of the borrower. Specifically, the collateral’s operating results and any cash reserves are analyzed and used to assess (i) whether cash flow from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and/or (iii) the collateral’s liquidation value. We also evaluate the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the collateral. In addition, we consider the overall economic environment, real estate or industry sector and geographic sub-market in which the borrower operates. Such impairment analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including (i) periodic financial data such as property operating statements, occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections and (iii) current credit spreads and discussions with market participants.

Significant judgment is required when evaluating loans for impairment; therefore, actual results over time could be materially different. The loan loss allowance was $33.6 million as of December 31, 2019, which includes $29.9 million of impairment reserves on specific loans recorded during the year ended December 31, 2018, a general loan loss allowance of $3.5 million based on our loan risk rating system and an allowance for infrastructure loans held-for-sale where amortized cost is in excess of fair value of $0.2 million.

Classification and Impairment Evaluation of Investment Securities

Our investment securities consist primarily of (i) RMBS that we classify as available-for-sale, (ii) CMBS, infrastructure bonds and mandatorily redeemable preferred equity interests in commercial real estate entities which we expect to hold to maturity and (iii) CMBS and RMBS for which we have elected the fair value option. Investments classified as available-for-sale are carried at their fair value. For available-for-sale debt securities where we have not elected the fair value option, changes in fair value are recorded through accumulated other comprehensive income, a component of stockholders’ equity, rather than through earnings. We do not hold any of our investment securities for trading purposes.

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

Such judgments and assumptions are based upon a number of factors, including (i) credit of the issuer or the borrowers, (ii) credit rating of the security, (iii) key terms of the security, (iv) performance of underlying loans, including debt service coverage and loan-to-value ratios, (v) the value of the collateral for underlying loans, (vi) the effect of local, industry, and broader economic factors, and (vii) the historical and anticipated trends in defaults and loss severities for similar securities. As of December 31, 2019, we held $189.6 million of available-for-sale RMBS which had gross unrealized gains of $51.3 million and immaterial unrealized losses. We also had $570.6 million of held-to-maturity debt securities which had gross unrealized losses of $4.0 million and gross unrealized gains of $2.1 million as of December 31, 2019. We recognized no material OTTI charges against earnings with respect to our investment securities during the years ended December 31, 2019, 2018 and 2017.

Valuation of Financial Assets and Liabilities Carried at Fair Value

We measure our VIE assets and liabilities, mortgage-backed securities, derivative assets and liabilities, domestic servicing rights intangible asset and any assets or liabilities where we have elected the fair value option at fair value. When actively quoted observable prices are not available, we either use implied pricing from similar assets and liabilities or valuation models based on net present values of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors. See Note 20 to the Consolidated Financial Statements for details regarding the various methods and inputs we use in measuring the fair value of our financial assets and liabilities. As of December 31, 2019, we had $63.9 billion and $60.8 billion of financial assets and liabilities, respectively, that are measured at fair value, including $62.2 billion of VIE assets and $60.7 billion of VIE liabilities we consolidate pursuant to ASC 810.

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

Goodwill Impairment

Our goodwill at December 31, 2019 of $259.8 million represents the excess of consideration transferred over the fair value of net assets acquired in connection with the acquisitions of LNR in April 2013 and the Infrastructure Lending Segment in September 2018 and October 2018. In testing goodwill for impairment, we follow ASC 350, Intangibles—Goodwill and Other, which permits a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill. If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill, then no impairment is determined to exist for the reporting unit. However, if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value including goodwill, or we choose not to perform the qualitative assessment, then we compare the fair value of that reporting unit with its carrying value, including goodwill (“Step One”). If the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired with the impairment loss equal to the amount by which the carrying value of the goodwill exceeds the implied fair value of that goodwill.

Based on our qualitative assessment during the fourth quarter of 2019, we believe that the Investing and Servicing Segment reporting unit to which the LNR acquisition goodwill was attributed is not currently at risk of failing Step One of the impairment test. This qualitative assessment required judgment to be applied in evaluating the effects of multiple factors, including actual and projected financial performance of the reporting unit, macroeconomic conditions, industry and market conditions, and relevant entity specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill.

Based on our Step One quantitative assessment during the fourth quarter of 2019, we determined that the fair value of the Infrastructure Lending Segment reporting unit to which goodwill is attributed exceeded its carrying value including goodwill. This quantitative assessment required judgment to be applied in determining the fair value of our equity in the Infrastructure Lending Segment, which included estimates of future cash flows, terminal equity multiple and market discount rate.

Property Impairment

We review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the carrying amount of the property to the undiscounted future net cash flows it is expected to generate. If such carrying amount exceeds the expected undiscounted future net cash flows, we adjust the carrying amount of the property to its estimated fair value. The estimation of future net cash flows and fair values of our properties involves significant judgments by our management, and changes to these judgments could significantly impact our reported results of operations. As of December 31, 2019 we held properties with a carrying value of $2.3 billion, none of which we determined were impaired at any point during the year ended December 31, 2019.

Impairment of Investments in Unconsolidated Entities

Investments in unconsolidated entities are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or each reporting period for certain other investments accounted for under the fair value practicability exception. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods, estimated fair values of underlying assets and available information at the time the analyses are prepared. As of December 31, 2019, we held investments in unconsolidated entities with a carrying value of $84.3 million. We recorded an impairment loss of $71.9 million in connection with our equity method investment in the Retail Fund as of December 31, 2019 based on our estimated fair values of the underlying assets (refer to Note 8 to the Consolidated Financial Statements).

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

Credit Risk

Our loans and investments are subject to credit risk. The performance and value of our loans and investments depend upon the owners’ ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, our asset management team reviews our investment portfolios and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary.

We seek to further manage credit risk associated with our Investing and Servicing Segment loans held-for-sale through the purchase of credit index instruments. The following table presents our credit index instruments as of December 31, 2019 and December 31, 2018 (dollars in thousands):

	Face Value of	Aggregate Notional Value of	Number of
	Loans Held-for-Sale	Credit Index Instruments	Credit Index Instruments
December 31, 2019	$160,635	$89,000	5
December 31, 2018	$46,249	$24,000	3

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations such as repurchase agreements, bank credit facilities, term loans, revolving facilities and securitizations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we mitigate such interest rate risk through the utilization of interest rate derivatives of the same duration. The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of December 31, 2019 and 2018 (dollars in thousands):

		Aggregate Notional
	Face Value of	Value of Interest	Number of Interest
	Hedged Instruments	Rate Derivatives	Rate Derivatives
Instrument hedged as of December 31, 2019
Loans held-for-investment, residential	$654,925	$169,200	8
Loans held-for-sale	747,779	344,900	24
RMBS, available-for-sale	278,853	85,000	2
HTM debt securities	18,784	18,784	1
Secured financing agreements	693,496	1,423,881	14
Unsecured senior notes	1,000,000	970,000	2
	$3,393,837	$3,011,765	51
Instrument hedged as of December 31, 2018
Loans held-for-sale	$346,300	$337,700	10
RMBS, available-for-sale	309,497	109,000	3
Secured financing agreements	1,085,717	1,029,376	16
Unsecured senior notes	1,000,000	970,000	2
	$2,741,514	$2,446,076	31

The following table summarizes the estimated annual change in net investment income for our variable rate investments and our variable rate debt assuming increases or decreases in LIBOR or other applicable index rates and adjusted for the effects of our interest rate hedging activities (amounts in thousands, except per share data):

	Variable rate
	investments and	2.0%	1.0%	1.0%	2.0%
Income (Expense) Subject to Interest Rate Sensitivity	indebtedness (1)	Increase	Increase	Decrease	Decrease
Investment income from variable rate investments	$10,021,039	$187,250	$87,453	$(50,173)	$(72,550)
Interest expense from variable rate debt, net of interest rate derivatives	(7,097,303)	(156,089)	(77,971)	75,439	128,804
Net investment income from variable rate instruments	$2,923,736	$31,161	$9,482	$25,266	$56,254
Impact per diluted shares outstanding		$0.11	$0.03	$0.09	$0.20
(1)Includes the notional value of interest rate derivatives.

LIBOR Transition Risk

In July 2017, the United Kingdom’s Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. There is currently no certainty regarding the future utilization of LIBOR or of any particular replacement rate (although the secured overnight financing rate has been proposed as an alternative to U.S.-dollar LIBOR). As indicated in the Interest Rate Risk section above, a substantial portion of our loans, investment securities, borrowings and interest rate derivatives are indexed to LIBOR or similar reference rates. Market participants anticipate that financial instruments tied to LIBOR will require transition to an alternative reference rate if LIBOR is no longer available. Our LIBOR-based loan agreements and borrowing arrangements generally specify alternative reference rates such as the prime rate and federal funds rate, respectively. The potential effect of the discontinuation of LIBOR on our interest income and expense cannot yet be determined and any changes to benchmark interest rates could increase our financing costs and/or result in mismatches between the interest rates of our investments and the corresponding financings.

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

Extension Risk

We compute the projected weighted-average life of our assets based on assumptions regarding the rate at which the borrowers will prepay the loans or extend. If prepayment rates decrease in a rising interest rate environment or extension options are exercised, the life of the fixed-rate assets could extend beyond the term of the secured debt agreements. This could have a negative impact on our results of operations. In some situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

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

The following table represents our current currency hedge exposure as it relates to our investments denominated in foreign currencies, along with the aggregate notional amount of the hedges in place (amounts in thousands except for number of contracts) using the December 31, 2019 GBP closing rate of 1.3259, Euro (“EUR”) closing rate of 1.1215 and Australian Dollar (“AUD”) closing rate of 0.7021:

Carrying Value of Net Investment	Local Currency	Number of Foreign Exchange Contracts	Aggregate Notional Value of Hedges Applied	Expiration Range of Contracts
$97,427	GBP	2	$97,114	March 2020 – December 2023
9,461	EUR	72	9,346	August 2020 – July 2021
32,702	GBP	1	37,702	July 2023
3,829	GBP	3	9,441	February 2020 – June 2020
60,313	GBP	16	158,811	January 2020 – July 2021
33,265	EUR	8	36,910	May 2020 – March 2022
21,264	EUR	44	31,641	February 2020 – August 2022
95,296	GBP	12	111,165	January 2020 – January 2022
54,232	GBP	9	52,167	April 2021
2,753	AUD	1	4,417	March 2020
23,431	EUR	30	31,649	February 2020 – June 2023
56,515	EUR	12	70,351	February 2020 – November 2022
28,409	GBP	8	34,625	March 2020 – December 2021
10,655	AUD	3	13,732	November 2021
58,455	GBP	32	74,097	February 2020 – November 2021
2,599	EUR	1	4,453	June 2022
12,664	GBP	10	13,891	March 2020 – April 2022
2,377	GBP	—	—	N/A
—	EUR	1	39,025	January 2020
$605,647		265	$830,537

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Starwood Property Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Starwood Property Trust, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Investment Securities - Valuation of Level 3 Residential Mortgage Backed Securities and Commercial Mortgage Backed Securities — Refer to Notes 6 and 20 to the consolidated financial statements

Critical Audit Matter Description

The Company has commercial mortgage backed securities recorded in accordance with the fair value option and residential mortgage backed securities, available-for-sale recorded at fair value that are not actively traded and whose fair values are derived from proprietary pricing models that utilize unobservable inputs, market bids, other third-party prices or quotes. Under accounting principles generally accepted in the United States of America, these financial instruments are generally classified as Level 3 assets. Management’s judgments in selecting the price estimate that is most reflective of fair value is inherently subjective.

Performing audit procedures to evaluate the appropriateness of these fair values requires a high degree of auditor judgement and an increased extent of effort, including the need to involve our fair value specialists who possess significant quantitative and modeling expertise.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s fair value estimates for Level 3 assets, included the following, among others:

●	We tested the effectiveness of controls, including those controls relating to investment security metrics and characteristics, pricing sources, pricing policy and pricing selection.
●	With the assistance of our fair value specialists, we developed independent fair value estimates for selected investment securities and compared our estimates to management’s estimates.
●	We evaluated the differences between our estimates of fair value and management’s estimates and considered whether there were any indicators of management bias.

/s/ DELOITTE & TOUCHE LLP
Miami, Florida February 25, 2020 We have served as the Company's auditor since 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Starwood Property Trust, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Starwood Property Trust. Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 25, 2020, expressed an unqualified opinion on those financial statements and financial statement schedules.

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

February 25, 2020

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	As of December 31,
	2019	2018
Assets:
Cash and cash equivalents	$478,388	$239,824
Restricted cash	95,643	248,041
Loans held-for-investment, net ($671,572 and $0 held at fair value)	10,586,074	8,532,356
Loans held-for-sale ($764,622 and $671,282 held at fair value)	884,150	1,187,552
Loans transferred as secured borrowings	—	74,346
Investment securities ($239,600 and $262,319 held at fair value)	810,238	906,468
Properties, net	2,266,440	2,784,890
Intangible assets ($16,917 and $20,557 held at fair value)	85,700	145,033
Investment in unconsolidated entities	84,329	171,765
Goodwill	259,846	259,846
Derivative assets	28,943	52,691
Accrued interest receivable	64,087	60,355
Other assets	211,323	152,922
Variable interest entity (“VIE”) assets, at fair value	62,187,175	53,446,364
Total Assets	$78,042,336	$68,262,453
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$212,006	$217,663
Related-party payable	40,925	44,043
Dividends payable	137,427	133,466
Derivative liabilities	8,740	15,415
Secured financing agreements, net	8,906,048	8,683,565
Collateralized loan obligations, net	928,060	—
Unsecured senior notes, net	1,928,622	1,998,831
Secured borrowings on transferred loans, net	—	74,239
VIE liabilities, at fair value	60,743,494	52,195,042
Total Liabilities	72,905,322	63,362,264
Commitments and contingencies (Note 22)
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 287,380,891 issued and 282,200,751 outstanding as of December 31, 2019 and 280,839,692 issued and 275,659,552 outstanding as of December 31, 2018	2,874	2,808
Additional paid-in capital	5,132,532	4,995,156
Treasury stock (5,180,140 shares)	(104,194)	(104,194)
Accumulated other comprehensive income	50,932	58,660
Accumulated deficit	(381,719)	(348,998)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,700,425	4,603,432
Non-controlling interests in consolidated subsidiaries	436,589	296,757
Total Equity	5,137,014	4,900,189
Total Liabilities and Equity	$78,042,336	$68,262,453

Note: In addition to the VIE assets and liabilities which are separately presented, our consolidated balance sheet as of December 31, 2019 includes assets of $1.1 billion and liabilities of $0.9 billion related to a consolidated collateralized loan obligation (“CLO”), which is considered to be a VIE.  The CLO’s assets can only be used to settle obligations of the CLO, and the CLO’s liabilities do not have recourse to Starwood Property Trust, Inc. Refer to Note 15 for additional discussion of VIEs.

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	For the Year Ended December 31,
	2019	2018	2017
Revenues:
Interest income from loans	$724,013	$620,543	$513,814
Interest income from investment securities	76,629	56,839	52,813
Servicing fees	54,296	78,766	61,446
Rental income	337,966	349,684	249,000
Other revenues	3,515	3,448	2,815
Total revenues	1,196,419	1,109,280	879,888
Costs and expenses:
Management fees	119,132	129,455	122,699
Interest expense	508,729	408,188	295,666
General and administrative	155,112	136,132	129,587
Acquisition and investment pursuit costs	1,056	8,587	3,472
Costs of rental operations	122,982	127,068	94,258
Depreciation and amortization	113,322	132,649	93,603
Loan loss provision, net	7,126	34,821	(5,458)
Other expense	2,365	732	1,422
Total costs and expenses	1,029,824	977,632	735,249
Other income (loss):
Change in net assets related to consolidated VIEs	236,309	165,892	252,434
Change in fair value of servicing rights	(3,640)	(10,202)	(24,323)
Change in fair value of investment securities, net	833	10,345	(3,811)
Change in fair value of mortgage loans held-for-sale, net	71,601	40,522	66,987
(Loss) earnings from unconsolidated entities	(101,354)	10,540	30,505
Gain on sale of investments and other assets, net	188,028	59,044	20,499
(Loss) gain on derivative financial instruments, net	(6,310)	34,603	(72,532)
Foreign currency gain (loss), net	17,582	(9,245)	33,671
Total other-than-temporary impairment (“OTTI”)	(267)	—	(180)
Noncredit portion of OTTI recognized in other comprehensive income	267	—	71
Net impairment losses recognized in earnings	—	—	(109)
Loss on extinguishment of debt	(19,270)	(5,808)	(5,915)
Other (loss) income, net	(207)	(812)	2,244
Total other income	383,572	294,879	299,650
Income before income taxes	550,167	426,527	444,289
Income tax provision	(13,232)	(15,330)	(31,522)
Net income	536,935	411,197	412,767
Net income attributable to non-controlling interests	(27,271)	(25,367)	(11,997)
Net income attributable to Starwood Property Trust, Inc.	$509,664	$385,830	$400,770

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic	$1.81	$1.44	$1.53
Diluted	$1.79	$1.42	$1.52

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Net income	$536,935	$411,197	$412,767
Other comprehensive (loss) income (net change by component):
Cash flow hedges	—	(25)	51
Available-for-sale securities	(2,519)	(4,374)	12,960
Foreign currency translation	(5,209)	(6,865)	20,775
Other comprehensive (loss) income	(7,728)	(11,264)	33,786
Comprehensive income	529,207	399,933	446,553
Less: Comprehensive income attributable to non-controlling interests	(27,271)	(25,367)	(11,997)
Comprehensive income attributable to Starwood Property Trust, Inc.	$501,936	$374,566	$434,556

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(Amounts in thousands, except share data)

								Total
								Starwood
							Accumulated	Property
	Common stock		Additional				Other	Trust, Inc.	Non-
		Par	Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’	Controlling	Total
	Shares	Value	Capital	Shares	Amount	Deficit	Income	Equity	Interests	Equity
Balance, January 1, 2017	263,893,806	$2,639	$4,691,180	4,606,885	$(92,104)	$(115,579)	$36,138	$4,522,274	$37,799	$4,560,073
Proceeds from DRIP Plan	31,626	—	702	—	—	—	—	702	—	702
Equity offering costs	—	—	(15)	—	—	—	—	(15)	—	(15)
Equity component of 2023 Convertible Senior Notes issuance	—	—	3,755	—	—	—	—	3,755	—	3,755
Equity component of 2018 Convertible Senior Notes repurchase	—	—	(18,105)	—	—	—	—	(18,105)	—	(18,105)
Share-based compensation	1,178,565	12	18,139	—	—	—	—	18,151	—	18,151
Manager incentive fee paid in stock	879,312	9	19,590	—	—	—	—	19,599	—	19,599
Net income	—	—	—	—	—	400,770	—	400,770	11,997	412,767
Dividends declared, $1.92 per share	—	—	—	—	—	(502,503)	—	(502,503)	—	(502,503)
Other comprehensive income, net	—	—	—	—	—	—	33,786	33,786	—	33,786
VIE non-controlling interests	—	—	—	—	—	—	—	—	1,718	1,718
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	145,283	145,283
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(96,010)	(96,010)
Balance, December 31, 2017	265,983,309	$2,660	$4,715,246	4,606,885	$(92,104)	$(217,312)	$69,924	$4,478,414	$100,787	$4,579,201
Proceeds from DRIP Plan	28,406	—	608	—	—	—	—	608	—	608
Equity offering costs	—	—	(22)	—	—	—	—	(22)	—	(22)
Conversion of 2019 Convertible Notes	12,407,081	124	238,760	—	—	—	—	238,884	—	238,884
Common stock repurchased	—	—	—	573,255	(12,090)	—	—	(12,090)	—	(12,090)
Share-based compensation	1,421,979	14	22,744	—	—	—	—	22,758	—	22,758
Manager incentive fee paid in stock	998,917	10	20,782	—	—	—	—	20,792	—	20,792
Net income	—	—	—	—	—	385,830	—	385,830	25,367	411,197
Dividends declared, $1.92 per share	—	—	—	—	—	(517,516)	—	(517,516)	—	(517,516)
Other comprehensive loss, net	—	—	—	—	—	—	(11,264)	(11,264)	—	(11,264)
VIE non-controlling interests	—	—	—	—	—	—	—	—	(5,669)	(5,669)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	430,033	430,033
Distributions to non-controlling interests	—	—	(2,962)	—	—	—	—	(2,962)	(253,442)	(256,404)
Sale of controlling interest in majority owned property asset	—	—	—	—	—	—	—	—	(319)	(319)
Balance, December 31, 2018	280,839,692	$2,808	$4,995,156	5,180,140	$(104,194)	$(348,998)	$58,660	$4,603,432	$296,757	$4,900,189
Proceeds from DRIP Plan	33,454	—	767	—	—	—	—	767	—	767
Redemption of Class A Units for common stock	974,176	10	21,060	—	—	—	—	21,070	(21,070)	—
Equity offering costs	—	—	(27)	—	—	—	—	(27)	—	(27)
Conversion of 2019 Convertible Notes	3,611,918	36	67,526	—	—	—	—	67,562	—	67,562
Share-based compensation	1,387,346	15	36,140	—	—	—	—	36,155	—	36,155
Manager incentive fee paid in stock	534,305	5	11,910	—	—	—	—	11,915	—	11,915
Net income	—	—	—	—	—	509,664	—	509,664	27,271	536,935
Dividends declared, $1.92 per share	—	—	—	—	—	(542,385)	—	(542,385)	—	(542,385)
Other comprehensive loss, net	—	—	—	—	—	—	(7,728)	(7,728)	—	(7,728)
VIE non-controlling interests	—	—	—	—	—	—	—	—	(2,808)	(2,808)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	186,397	186,397
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(49,958)	(49,958)
Balance, December 31, 2019	287,380,891	$2,874	$5,132,532	5,180,140	$(104,194)	$(381,719)	$50,932	$4,700,425	$436,589	$5,137,014

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net income	$536,935	$411,197	$412,767
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of deferred financing costs, premiums and discounts on secured borrowings	36,088	27,832	19,298
Amortization of discounts and deferred financing costs on unsecured senior notes	7,760	11,785	21,531
Accretion of net discount on investment securities	(11,791)	(15,253)	(15,208)
Accretion of net deferred loan fees and discounts	(35,387)	(38,099)	(39,084)
Share-based compensation	36,155	22,758	18,151
Share-based component of incentive fees	11,915	20,792	19,599
Change in fair value of investment securities	(833)	(10,345)	3,811
Change in fair value of consolidated VIEs	(67,798)	(17,408)	(69,483)
Change in fair value of servicing rights	3,640	10,202	24,323
Change in fair value of loans held-for-sale	(71,601)	(40,522)	(66,987)
Change in fair value of derivatives	11,441	(30,828)	68,309
Foreign currency (gain) loss, net	(17,582)	9,158	(33,439)
Gain on sale of investments and other assets	(188,028)	(59,044)	(20,499)
Impairment charges on properties and related intangibles	1,494	1,869	1,146
Loan loss provision, net	7,126	34,821	(5,458)
Depreciation and amortization	113,394	130,838	90,896
Loss (earnings) from unconsolidated entities	101,354	(10,540)	(30,505)
Distributions of earnings from unconsolidated entities	11,631	5,917	67,542
Loss on extinguishment of debt	19,270	5,808	5,915
Origination and purchase of loans held-for-sale, net of principal collections	(3,543,503)	(2,105,232)	(2,199,390)
Proceeds from sale of loans held-for-sale	3,177,640	2,246,989	1,582,050
Changes in operating assets and liabilities:
Related-party payable, net	(3,118)	1,674	4,551
Accrued and capitalized interest receivable, less purchased interest	(114,156)	(62,261)	(94,077)
Other assets	(29,787)	8,207	(35,300)
Accounts payable, accrued expenses and other liabilities	(5,458)	25,155	22,702
Net cash (used in) provided by operating activities	(13,199)	585,470	(246,839)
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(5,473,399)	(4,428,891)	(3,234,987)
Proceeds from principal collections on loans	3,132,368	3,057,430	2,562,515
Proceeds from loans sold	1,141,411	835,849	52,609
Purchase of investment securities	(98,258)	(492,400)	(98,394)
Proceeds from sales of investment securities	7,326	16,427	11,579
Proceeds from principal collections on investment securities	205,660	382,924	232,793
Infrastructure lending business combination	—	(2,158,553)	—
Real estate business combinations, net of cash and restricted cash acquired	—	—	(17,639)
Proceeds from sales of real estate and related businesses, net of cash transferred	343,896	311,874	55,739
Purchases and additions to properties and other assets	(30,865)	(54,772)	(573,930)
Investment in unconsolidated entities	(18,055)	(3,100)	(32,186)
Distribution of capital from unconsolidated entities	18,127	21,461	14,252
Payments for purchase or termination of derivatives	(42,835)	(29,581)	(40,518)
Proceeds from termination of derivatives	38,756	20,523	31,456
Return of investment basis in purchased derivative asset	—	—	151
Net cash used in investing activities	(775,868)	(2,520,809)	(1,036,560)

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(Amounts in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Cash Flows from Financing Activities:
Proceeds from borrowings	$10,167,339	$9,412,715	$6,273,600
Principal repayments on and repurchases of borrowings	(8,671,085)	(6,360,610)	(4,586,509)
Payment of deferred financing costs	(72,438)	(67,218)	(22,703)
Proceeds from common stock issuances	767	608	702
Payment of equity offering costs	(27)	(22)	(647)
Payment of dividends	(538,424)	(509,966)	(501,663)
Contributions from non-controlling interests	183,520	13,407	106
Distributions to non-controlling interests	(49,958)	(256,404)	(96,010)
Purchase of treasury stock	—	(12,090)	—
Issuance of debt of consolidated VIEs	184,540	102,474	25,605
Repayment of debt of consolidated VIEs	(373,155)	(410,453)	(137,208)
Distributions of cash from consolidated VIEs	45,642	92,283	92,411
Net cash provided by financing activities	876,721	2,004,724	1,047,684
Net increase (decrease) in cash, cash equivalents and restricted cash	87,654	69,385	(235,715)
Cash, cash equivalents and restricted cash, beginning of year	487,865	418,273	650,755
Effect of exchange rate changes on cash	(1,488)	207	3,233
Cash, cash equivalents and restricted cash, end of year	$574,031	$487,865	$418,273
Supplemental disclosure of cash flow information:
Cash paid for interest	$481,483	$337,605	$250,690
Income taxes paid	11,284	10,900	20,767
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared, but not yet paid	$136,715	$133,237	$125,844
Consolidation of VIEs (VIE asset/liability additions)	10,368,817	9,885,200	3,925,370
Deconsolidation of VIEs (VIE asset/liability reductions)	377,071	1,649,485	2,480,125
Assets of Ireland real estate subsidiary sold, net of cash	440,966	—	—
Liabilities of Ireland real estate subsidiary sold	360,049	—	—
Reclassification of residential loans held-for-sale to held-for-investment	340,948	—	—
Settlement of 2019 Convertible Notes in shares	75,525	271,243	—
Settlement of loans transferred as secured borrowings	74,692	—	35,000
Net assets acquired through foreclosure or conversion to equity interest	53,278	—	—
Loan principal collections temporarily held at master servicer	44,426	—	—
Redemption of Class A Units for common stock	21,070	—	—
Lease liabilities arising from obtaining right-of-use assets	9,626	—	—
Net assets acquired from consolidated VIEs	8,613	27,737	31,547
Contribution of Woodstar II Portfolio net assets from non-controlling interests	2,877	416,626	145,177
Fair value of assets acquired, net of cash and restricted cash	—	2,167,652	18,507
Fair value of liabilities assumed	—	9,099	760

See notes to consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2019

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

We have four reportable business segments as of December 31, 2019 and we refer to the investments within these segments as our target assets:

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

Loans Held-for-Investment

Loans that are held for investment are carried at cost, net of unamortized acquisition premiums or discounts, loan fees and origination costs as applicable, unless the loans are deemed impaired or we have elected to apply the fair value option at purchase.

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

Properties Held-For-Sale

Properties and any associated intangible assets are presented within properties held-for-sale on our consolidated balance sheet when the sale of the property is considered probable, at which time we cease depreciation and amortization of the property and the associated intangibles. Held-for-sale properties are reported at the lower of their carrying value or fair value less costs to sell. There were no properties held-for-sale at December 31, 2019 or 2018.

Servicing Rights Intangibles

Our identifiable intangible assets include domestic special servicing rights for which we have elected to apply the fair value measurement method, which is necessary to conform to our election of the fair value option for measuring the assets and liabilities of the VIEs consolidated pursuant to ASC 810.

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

Leases

On January 1, 2019, ASC 842, Leases, became effective for the Company. ASC 842 establishes a right-of-use model for lessee accounting which results in the recognition of most leased assets and lease liabilities on the balance sheet of the lessee. Lessor accounting was not significantly affected by this ASC. We elected to apply the provisions of ASC 842 as of January 1, 2019 and not to retrospectively adjust prior periods presented. Such application did not result in any cumulative-effect adjustment as of January 1, 2019. We elected the “package of practical expedients” for transition purposes, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs for leases that commenced prior to January 1, 2019. We also elected not to apply the recognition provisions of ASC 842 to short-term leases, which have original lease terms of 12 months or less. As a lessor, we elected not to separate nonlease components, such as reimbursements from tenants for common area maintenance (“CAM”), from lease components for all classes of underlying assets, and continue to recognize such nonlease components ratably in rental income. We also elected to continue to exclude from rental income all sales, use and other similar taxes collected from lessees. As required by ASC 842, we no longer record as revenues and expenses lessor costs (such as property taxes) paid directly by the lessees. The application of ASC 842 has had no material effect on our consolidated financial statements, as all of our leases, as both lessor and lessee, are currently classified as operating leases, which are subject to essentially the same straight-line revenue and expense recognition as in the past. As a lessee, our only significant long-term lease as of January 1, 2019 resulted in the recognition of a $12.0 million lease liability and corresponding right-of-use asset, which are classified within “Accounts payable, accrued expenses and other liabilities” and “Other assets”, respectively, in our consolidated balance sheet as of December 31, 2019.

Investment in Unconsolidated Entities

We own non-controlling equity interests in various privately-held partnerships and limited liability companies. Unless we elect the fair value option under ASC 825, we use the fair value practicability exception described below to account for investments in which our interest is so minor that we have virtually no influence over the underlying investees. We use the equity method to account for all other non-controlling interests in partnerships and limited liability companies. Equity method investments are initially recorded at cost and subsequently adjusted for our share of income or loss, as well as contributions made or distributions received.

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

Our equity investments within the scope of this ASU are limited to our other equity investments set forth in Note 8, with the exception of our FHLB stock which is outside the scope of this ASU, and to our marketable equity security discussed in Note 6 for which we had previously elected the fair value option. Our other equity investments within the scope of this ASU do not have readily determinable fair values. Therefore, we have elected the practicability exception whereby we measure these investments at cost, less impairment, plus or minus observable price changes from orderly transactions of identical or similar investments of the same issuer.

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

We continue to review our equity method and other investments not subject to this election for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods, estimated fair values of underlying assets and available information at the time the analyses are prepared.

Goodwill

Goodwill is not amortized, but rather tested for impairment annually or more frequently if events or changes in circumstances indicate potential impairment. Goodwill at December 31, 2019 represents the excess of the consideration paid over the fair value of net assets acquired in connection with the acquisitions of LNR Property LLC (“LNR”) in April 2013 and the Infrastructure Lending Segment in September 2018 and October 2018.

In testing goodwill for impairment, we follow ASC 350, Intangibles—Goodwill and Other, which permits a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill. If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill, then no impairment is determined to exist for the reporting unit. However, if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value including goodwill, or we choose not to perform the qualitative assessment, then we compare the fair value of that reporting unit with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired with the impairment loss equal to the amount by which the carrying value of the goodwill exceeds the implied fair value of that goodwill.

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

Convertible Senior Notes

ASC 470, Debt, requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. ASC 470-20 requires that the initial proceeds from the sale of these notes be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by the Company at such time. The equity components of our convertible senior notes (the “Convertible Notes”) have been reflected within additional paid-in capital in our consolidated balance sheets. The resulting debt discount is being amortized over the period during which the convertible senior notes are expected to be outstanding (the maturity date) as additional non-cash interest expense.

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

For loans acquired with deteriorated credit quality, interest income is only recognized to the extent that our estimate of undiscounted expected principal and interest exceeds our investment in the loan. Accretable yield, if any, is recognized as interest income on a level-yield basis over the life of the loan.

For the majority of our available-for-sale RMBS, which have been purchased at a discount to par value, we do not expect to collect all amounts contractually due at the time we acquired the securities. Accordingly, we expect that a portion of the purchase discount will not be recognized as interest income, which is referred to as non-accretable difference. This amount of non-accretable difference may change over time based on the actual performance of these securities, their underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a credit deteriorated security is more favorable than forecasted, we will generally accrete more credit discount into interest income than initially or previously expected. These adjustments are made prospectively beginning in the period subsequent to the determination that a favorable change in performance is projected. Conversely, if the performance of a credit deteriorated security is less favorable than forecasted, an OTTI may be taken, and the amount of discount accreted into income will generally be less than previously expected.

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

Share-Based Payments

The fair value of the restricted stock (“RSAs”) or restricted stock units (“RSUs”) granted is recorded as expense on a straight-line basis over the vesting period for the award, with an offsetting increase in stockholders’ equity. For grants to employees and directors, the fair value is determined based upon the stock price on the grant date.

Effective July 1, 2018, we early adopted ASU 2018-07, Compensation – Stock Compensation (Topic 718) –Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for nonemployee share-based compensation with the existing accounting model for employee share based compensation. Prior to our adoption of ASU 2018-07, nonemployee share awards were recognized as an expense on a straight-line basis over the vesting period of the award with the fair value of the award remeasured at each vesting date. After our adoption of ASU 2018-07, nonemployee share awards continue to be recorded as expense on a straight-line basis over their vesting period, however, the fair value of the award is only determined on the grant date and not remeasured at subsequent vesting dates, consistent with the accounting for employee share awards. For non-employee awards granted prior to our July 1, 2018 adoption date, the awards were remeasured at fair value as of our July 1, 2018 adoption date with no subsequent remeasurement.

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

Earnings Per Share

We present both basic and diluted earnings per share (“EPS”) amounts in our financial statements. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from (i) our share-based compensation, consisting of unvested RSAs and RSUs, (ii) shares contingently issuable to our Manager, (iii) the conversion options associated with our outstanding Convertible Notes (see Notes 11 and 18), and (iv) non-controlling interests that are redeemable with our common stock (see Note 17). Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

Nearly all of the Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities. In addition, the non-controlling interests that are redeemable with our common stock are considered participating securities because they earn a preferred return indexed to the dividend rate on our common stock (see Note 17). Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities. For the years ended December 31, 2019, 2018 and 2017, the two-class method resulted in the most dilutive EPS calculation.

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

Recent Accounting Developments

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments, which mandates use of an “expected loss” credit model for estimating future credit losses of certain financial instruments instead of the “incurred loss” credit model that current GAAP requires. The “expected loss” model requires the consideration of possible credit losses over the life of an instrument as opposed to only estimating credit losses upon the occurrence of a discrete loss event in accordance with the current “incurred loss” methodology. This ASU is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019. We expect this ASU to result in our recognition of higher levels of potential credit losses earlier in the credit cycle. Though we are still in the process of finalizing the effect of this ASU, we expect to record an initial increase in our allowance for credit losses of between $30 million and $40 million as of January 1, 2020 through a cumulative-effect adjustment to accumulated deficit.

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

3. Acquisitions and Divestitures

Ireland Portfolio Sale

On December 23, 2019, we sold the U.S. entity which held the net assets related to our Ireland Portfolio. The properties within the entity were sold for a gross purchase price of €530.0 million. After certain adjustments, including a €20.7 million tax withholding which was treated as a reduction of purchase price, the net purchase price was €507.6 million, plus estimated net working capital. In connection with the transaction, the buyer assumed our existing third party debt totaling €316.3 million. Our basis in these assets was €394.7 million, net of €67.5 million of accumulated depreciation. The resulting gain, after selling costs, was €108.0 (or $119.7) million. This amount is included within gain on sale of investments and other assets in our consolidated statement of operations.

Upon receipt of the net proceeds from the sale, we unwound all of our foreign currency hedges related to this portfolio, which had a fair value of $16.6 million at the unwind date.

During the year ended December 31, 2017, we sold one office property within the Ireland Portfolio for $3.9 million, recognizing an immaterial gain on sale within gain on sale of investments and other assets in our consolidated statement of operations. There were no properties sold within the Ireland Portfolio during the year ended December 31, 2018.

Investing and Servicing Segment Property Portfolio

During the year ended December 31, 2019, our Investing and Servicing Segment acquired $8.6 million in net assets of a commercial real estate property from a CMBS trust for a gross purchase price of $8.8 million. This property, aggregated with the controlling interests in 15 remaining commercial real estate properties acquired from CMBS trusts prior to December 31, 2018 for an aggregate acquisition price of $227.3 million, comprise the Investing and Servicing Segment Property Portfolio (the “REIS Equity Portfolio”). When the properties are acquired from CMBS trusts that are consolidated as VIEs on our balance sheet, the acquisitions are reflected as repayment of debt of consolidated VIEs in our consolidated statements of cash flows.

During the year ended December 31, 2018, our Investing and Servicing Segment acquired $52.7 million in net assets of three commercial real estate properties from CMBS trusts for a gross purchase price of $53.1 million. During the year ended December 31, 2017, our Investing and Servicing Segment acquired the net equity of three commercial real estate properties from CMBS trusts for $48.7 million. We applied the business combination provisions of ASC 805 in accounting for the acquisitions in 2017 since they occurred prior to our adoption of ASU 2017-01 in December 2017, whereas we applied the asset acquisition provisions of ASC 805 for the acquisitions in 2018 and 2019.

During the year ended December 31, 2019, we sold four properties within the Investing and Servicing Segment for $145.9 million. In connection with these sales, we recognized a total gain of $59.7 million within gain on sale of investments and other assets in our consolidated statements of operations, of which $5.3 million was attributable to non-controlling interests. During the year ended December 31, 2018, we sold nine properties within the Investing and Servicing Segment for $77.9 million. In connection with these sales, we recognized a total gain of $26.6 million within gain on sale of investments and other assets in our consolidated statements of operations, of which $5.1 million was attributable to non-controlling interests. One of these properties was acquired by a third party which already held a $0.3 million non-controlling interest in the property. During the year ended December 31, 2017, we sold five properties within the Investing and Servicing Segment for $52.4 million. In connection with these sales, we recognized a total gain of $19.8 million within gain on sale of investments and other assets in our consolidated statements of operations, of which $3.3 million was attributable to non-controlling interests.

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

As of the acquisition dates, the Infrastructure Lending Portfolio was 97% floating rate with 74% of the collateral located in the U.S., 12% in Mexico, 5% in the United Kingdom and the remaining collateral dispersed through the Middle East, Ireland, Australia, Canada and Spain. The loans were predominantly denominated in U.S. Dollars (“USD”) and backed by long term power purchase agreements primarily with investment grade counterparties. The Company hired a team of professionals from GE Capital’s project finance division in connection with the acquisition to manage and expand the Infrastructure Lending Portfolio.

Goodwill of $119.4 million was recognized in connection with the Infrastructure Lending Segment acquisition as the consideration paid exceeded the fair value of the net assets acquired.

We applied the provisions of ASC 805, Business Combinations, in accounting for our acquisition of the Infrastructure Lending Segment. In doing so, we recorded all identifiable assets acquired and liabilities assumed at fair value as of the respective acquisition dates.

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

We effectuated the Woodstar II Portfolio acquisitions via a contribution of the properties by third parties (the “Contributors”) to SPT Dolphin Intermediate LLC (“SPT Dolphin”), a newly-formed, wholly-owned subsidiary of the Company. In exchange for the contribution, the Contributors received cash, Class A units of SPT Dolphin (the “Class A Units”) and rights to receive additional Class A Units if certain contingent events occur. The Class A unitholders have the right to redeem their Class A Units for consideration equal to the current share price of the Company’s common stock on a one-for-one basis, with the consideration paid in either cash or the Company’s common stock, at the determination of the Company.

The 2018 Closing resulted in the Contributors receiving cash of $225.8 million, 7,403,731 Class A Units and rights to receive an additional 1,411,642 Class A Units if certain contingent events occur. In aggregate, the 2018 Closing and 2017 Closing have resulted in the Contributors receiving cash of $310.7 million, 10,183,505 Class A Units and rights to receive an additional 1,910,563 Class A Units if certain contingent events occur. During the years ended December 31, 2019 and 2018, we issued 120,926 and 1,727,314, respectively, of the total 1,910,563 contingent Class A Units to the Contributors. During the year ended December 31, 2019, redemptions of 974,176 of the Class A Units were received and settled in common stock. No redemptions of Class A Units occurred during the year ended December 31, 2018. In consolidation, the issued Class A Units are reflected as non-controlling interests in consolidated subsidiaries on our consolidated balance sheets.

Since substantially all of the fair value of the properties acquired was concentrated in a group of similar identifiable assets, the Woodstar II Portfolio acquisitions were accounted for in accordance with the asset acquisition provisions of ASC 805.

Master Lease Portfolio

On September 25, 2017, we acquired 20 retail properties and three industrial properties (the “Master Lease Portfolio”) for a purchase price of $553.3 million, inclusive of $3.7 million of related transaction costs. Concurrently with the acquisition, we leased the properties back to the seller under corporate guaranteed master net lease agreements with initial terms of 24.6 years and periodic rent escalations. These properties, which collectively comprised 5.3 million square feet, are geographically dispersed throughout the U.S., with more than 50% of the portfolio, by carrying value, located in Florida, Texas and Minnesota. We utilized $265.9 million in new financing in order to fund the acquisition. This sale leaseback transaction was accounted for as an asset acquisition.

During the year ended December 31, 2018, we sold four retail properties and three industrial properties within the Master Lease Portfolio for $235.4 million, recognizing a gain on sale of $28.5 million within gain on sale of investments and other assets in our consolidated statement of operations. There were no properties sold within the Master Lease Portfolio during the years ended December 31, 2019 and 2017.

Purchase Price Allocations of Business Combinations

We applied the business combination provisions of ASC 805 in accounting for our acquisition of the Infrastructure Lending Segment and, prior to our adoption of ASU 2017-01 in December 2017, the REIS Equity Portfolio. In doing so, we recorded all identifiable assets acquired and liabilities assumed at fair value as of the respective acquisition dates.

The following table summarizes the identified assets acquired and liabilities assumed as of the respective acquisition dates (amounts in thousands):

	2018	2017
	Infrastructure	REIS Equity
Assets acquired:	Lending Segment	Portfolio
Loans held-for-investment	$1,649,630	$—
Loans held-for-sale	319,710	—
Investment securities	65,060	—
Properties	—	38,770
Intangible assets	—	11,955
Accrued interest receivable	13,843	—
Other assets	—	85
Total identifiable assets acquired	2,048,243	50,810
Liabilities assumed:
Accounts payable, accrued expenses and other liabilities	8,817	1,516
Derivative liabilities	282	—
Total liabilities assumed	9,099	1,516
Net assets acquired	$2,039,144	$49,294

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

Pro Forma Operating Data (Unaudited)

The unaudited pro forma revenues and net income attributable to the Company for the years ended December 31, 2018 and 2017, assuming the Infrastructure Lending Segment was acquired on January 1, 2017, are as follows (amounts in thousands, except per share amounts):

	For the Year Ended
	December 31,
(Unaudited)	2018	2017
Revenues	$1,182,892	$966,636
Net income attributable to STWD	392,505	395,150
Net income per share - Basic	1.47	1.51
Net income per share - Diluted	1.44	1.50

4. Restricted Cash

A summary of our restricted cash as of December 31, 2019 and 2018 is as follows (amounts in thousands):

	As of December 31,
	2019	2018
Cash restricted by lender	$40,818	$175,659
Cash collateral for derivative financial instruments	37,912	37,245
Funds held on behalf of borrowers and tenants	11,903	12,838
Other restricted cash	5,010	22,299
	$95,643	$248,041

5. Loans

Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option for either. The following tables summarize our investments in mortgages and loans by subordination class as of December 31, 2019 and 2018 (dollars in thousands):

				Weighted
			Weighted	Average Life
	Carrying	Face	Average	(“WAL”)
December 31, 2019	Value	Amount	Coupon (1)	(years)(2)
First mortgages (3)	$7,928,026	$7,962,788	5.8%	2.0
First priority infrastructure loans	1,397,448	1,416,164	5.6%	4.9
Subordinated mortgages (4)	75,724	77,055	8.8%	3.4
Mezzanine loans (3)	484,164	484,408	11.0%	1.9
Residential loans, fair value option (5)	671,572	654,925	6.1%	3.8
Other	62,555	66,525	8.2%	1.6
Total loans held-for-investment	10,619,489	10,661,865
Loans held-for-sale, fair value option, residential (5)	605,384	587,144	6.2%	3.9
Loans held-for-sale, fair value option, commercial	159,238	160,635	3.9%	10.0
Loans held-for-sale, infrastructure	119,724	121,271	3.3%	2.1
Total gross loans	11,503,835	11,530,915
Loan loss allowance	(33,611)	—
Total net loans	$11,470,224	$11,530,915

December 31, 2018
First mortgages (3)	$6,607,117	$6,631,236	6.9%	2.0
First priority infrastructure loans	1,456,779	1,465,828	5.7%	4.5
Subordinated mortgages (4)	52,778	53,996	8.9%	3.7
Mezzanine loans (3)	393,832	394,739	10.6%	2.0
Other	61,001	64,658	8.2%	2.5
Total loans held-for-investment	8,571,507	8,610,457
Loans held-for-sale, fair value option, residential	623,660	609,571	6.3%	6.6
Loans held-for-sale, commercial ($47,622 under fair value option)	94,117	94,916	5.4%	6.2
Loans held-for-sale, infrastructure	469,775	486,909	3.5%	0.3
Loans transferred as secured borrowings	74,346	74,692	7.1%	1.3
Total gross loans	9,833,405	9,876,545
Loan loss allowance	(39,151)	—
Total net loans	$9,794,254	$9,876,545
(1)	Calculated using LIBOR or other applicable index rates as of December 31, 2019 and 2018 for variable rate loans.

(2)	Represents the WAL of each respective group of loans as of the respective balance sheet date. The WAL of each individual loan is calculated using amounts and timing of future principal payments, as projected at origination or acquisition.

(3)	First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $967.0 million and $1.0 billion being classified as first mortgages as of December 31, 2019 and 2018, respectively.

(4)	Subordinated mortgages include B-Notes and junior participation in first mortgages where we do not own the senior A-Note or senior participation. If we own both the A-Note and B-Note, we categorize the loan as a first mortgage loan.

(5)	During the year ended December 31, 2019, $340.9 million of residential loans held-for-sale were reclassified into residential loans held-for-investment.

During the year ended December 31, 2018, the Company received distributions totaling $15.1 million from a profit participation in a mortgage loan that was repaid in 2016. The loan was secured by a retail and hospitality property located in the Times Square area of New York City. The profit participation is accounted for as a loan in accordance with the acquisition, development and construction accounting guidance within ASC 310-10, which resulted in distributions in excess of basis being recognized within interest income in our consolidated statements of operations. There were no distributions from profit participations received during the years ended December 31, 2019 and 2017.

As of December 31, 2019, our variable rate loans held-for-investment were as follows (dollars in thousands):

	Carrying	Weighted-average
December 31, 2019	Value	Spread Above Index
Commercial loans	$8,030,499	4.2%
First priority infrastructure loans	1,397,448	3.8%
Total variable rate loans held-for-investment	$9,427,947	4.2%

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

The risk ratings for loans subject to our rating system, which excludes loans held-for-sale, by class of loan were as follows as of December 31, 2019 and 2018 (dollars in thousands):

	Balance Sheet Classification
	Loans Held-For-Investment									Loans
			First Priority							Transferred		% of
Risk Rating	First		Infrastructure		Subordinated		Mezzanine			As Secured		Total
Category	Mortgages		Loans		Mortgages		Loans	Other		Borrowings	Total	Loans
December 31, 2019
1	$503		$—		$—		$—	$23,550		$—	$24,053	0.2%
2	4,186,776		—		37,980		120,372	31,178		—	4,376,306	38.0%
3	3,509,601		—		25,767		363,792	—		—	3,899,160	33.9%
4	40,436		—		—		—	—		—	40,436	0.4%
5	59,116		—		—		—	—		—	59,116	0.5%
N/A	131,594	(1)	1,397,448	(2)	11,977	(1)	—	7,827	(1)	—	1,548,846	13.5%
	$7,928,026		$1,397,448		$75,724		$484,164	$62,555		$—	9,947,917
Residential loans held-for-investment, fair value option											671,572	5.8%
Loans held-for-sale											884,346	7.7%
Total gross loans											$11,503,835	100.0%

December 31, 2018
1	$6,538		$—		$—		$—	$23,767		$—	$30,305	0.3%
2	3,356,342		—		7,392		111,466	—		74,346	3,549,546	36.1%
3	2,987,296		—		33,410		282,366	31,039		—	3,334,111	33.9%
4	63,094		—		—		—	—		—	63,094	0.6%
5	—		—		—		—	—		—	—	—%
N/A	193,847	(1)	1,456,779	(2)	11,976	(1)	—	6,195	(1)	—	1,668,797	17.0%
	$6,607,117		$1,456,779		$52,778		$393,832	$61,001		$74,346	8,645,853
Loans held-for-sale											1,187,552	12.1%
Total gross loans											$9,833,405	100.0%
(1)	Principally represents loans individually evaluated for impairment in accordance with ASC 310-10.
(2)	First priority infrastructure loans were not risk rated as the Company is in the process of developing a risk rating policy for these loans.

In accordance with our loan impairment policy, during the year ended December 31, 2018, we recorded impairment charges of $38.2 million. During the year ended December 31, 2019, we recorded an impairment charge of $3.3 million to reflect the estimated fair value of the underlying collateral for a past due infrastructure loan that was converted into an equity interest in November 2019, pursuant to a bankruptcy court ordered sale. Our recorded investment in the loan was $29.2 million ($36.2 million principal balance, net of a $7.0 million non-accretable difference). The $25.9 million carrying value, net of the $3.3 million allowance for impaired loan which we charged-off, was reclassified to investment in unconsolidated entities upon conversion into an equity interest (see Note 8).

During the year ended December 31, 2019, we also charged-off an allowance for impaired loans of $8.3 million relating to a first mortgage loan on a grocery distribution facility located in Montgomery, Alabama that we foreclosed on in March 2019 and obtained physical possession of the underlying collateral property. As of the foreclosure date, our carrying value of the loan totaled $9.0 million ($20.9 million unpaid principal balance net of an $8.3 million allowance for impaired loan and $3.6 million of unamortized discount). In April 2019, we foreclosed on a first mortgage loan on a grocery distribution facility located in Orlando, Florida and obtained physical possession of the underlying collateral property. As of the foreclosure date, the appraised value of the property exceeded the $18.5 million carrying value of the loan ($21.9 million unpaid principal and interest balance net of a $3.4 million unamortized discount, and no reserve for impaired loan).

As of December 31, 2019, we had allowances for impaired loans of $29.9 million. Of this amount, $21.6 million relates to a residential conversion project located in New York City, for which our recorded investment was as follows as of December 31, 2019: (i) $131.6 million first mortgage loan and contiguous mezzanine loans ($104.2 million unpaid principal balance, which does not reflect $38.4 million of accrued interest and $21.6 million allowance for impaired loan) and (ii) $7.8 million unsecured promissory note ($8.9 million unpaid principal balance and no reserve for impaired loan).

Also included in the allowance for impaired loans is $8.3 million related to two subordinated mortgages on department stores located in the Greater Chicago area. Our recorded investment in these loans totaled $12.2 million ($12.0 million unpaid principal balance and $8.3 million allowance for impaired loans) as of December 31, 2019.

We apply the cost recovery method of interest income recognition for these impaired loans. The average recorded investment in the impaired loans for the year ended December 31, 2019 was $172.8 million.

As of December 31, 2019, we held TDRs with unfunded commitments of $3.1 million. There were no TDRs for which interest income was recognized during the year ended December 31, 2019.

As of December 31, 2019, certain of the residential conversion project first mortgage and mezzanine loans with a recorded investment of $93.6 million and the department store loans discussed above were 90 days or greater past due, as were $7.4 million of residential loans. In accordance with our interest income recognition policy, these loans were placed on non-accrual status.

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

	For the year ended December 31,
	2019	2018	2017
Allowance for loan losses at January 1	$39,151	$4,330	$9,788
Provision for (reversal of) loan losses	3,812	(3,384)	(5,458)
Provision for impaired loans	3,314	38,205	—
Charge-offs	(12,666)	—	—
Recoveries	—	—	—
Allowance for loan losses at December 31	$33,611	$39,151	$4,330
Recorded investment in loans related to the allowance for loan loss	$291,768	$275,112	$170,941

The activity in our loan portfolio was as follows (amounts in thousands):

	For the year ended December 31,
	2019	2018	2017
Balance at January 1	$9,794,254	$7,382,641	$5,946,274
Acquisitions/originations/additional funding	9,094,714	6,723,144	5,500,539
Acquisition of Infrastructure Lending Portfolio	—	1,969,340	—
Capitalized interest (1)	110,632	63,047	74,339
Basis of loans sold (2)	(4,311,390)	(3,082,347)	(1,634,717)
Loan maturities/principal repayments	(3,304,838)	(3,272,666)	(2,658,522)
Discount accretion/premium amortization	35,387	38,099	39,084
Changes in fair value	71,601	40,522	66,987
Unrealized foreign currency translation gain (loss)	40,155	(32,341)	42,356
Loan loss provision, net	(7,126)	(34,821)	5,458
Loan foreclosures	(27,303)	—	—
Transfer to/from other asset classifications	(25,862)	(364)	843
Balance at December 31	$11,470,224	$9,794,254	$7,382,641
(1)	Represents accrued interest income on loans whose terms do not require current payment of interest.

(2)	See Note 12 for additional disclosure on these transactions.

6. Investment Securities

Investment securities were comprised of the following as of December 31, 2019 and 2018 (amounts in thousands):

	Carrying Value as of
	December 31, 2019	December 31, 2018
RMBS, available-for-sale	$189,576	$209,079
RMBS, fair value option (1)	147,034	87,879
CMBS, fair value option (1), (2)	1,295,363	1,157,508
Held-to-maturity (“HTM”) debt securities, amortized cost	570,638	644,149
Equity security, fair value	12,664	11,893
Subtotal—Investment securities	2,215,275	2,110,508
VIE eliminations (1)	(1,405,037)	(1,204,040)
Total investment securities	$810,238	$906,468
(1)	Certain fair value option CMBS and RMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.

(2)	Includes $186.6 million and $8.4 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of December 31, 2019 and 2018, respectively.

Purchases, sales and principal collections for all investment securities were as follows (amounts in thousands):

	RMBS,	RMBS, fair	CMBS, fair	HTM	Equity	Securitization
	available-for-sale	value option	value option	Securities	Security	VIEs (1)	Total
Year Ended December 31, 2019
Purchases	$—	$120,103	$238,213	$91,162	$—	$(351,220)	$98,258
Sales	—	41,501	150,365	—	—	(184,540)	7,326
Principal collections	26,929	16,500	40,490	167,383	—	(45,642)	205,660
Year Ended December 31, 2018
Purchases	$—	$90,982	$323,071	$463,810	$—	$(385,463)	$492,400
Acquisition of Infrastructure Lending Portfolio	—	—	—	65,060	—	—	65,060
Sales	13,264	—	105,637	—	—	(102,474)	16,427
Principal collections	34,763	1,439	114,545	327,207	—	(95,030)	382,924
Year Ended December 31, 2017
Purchases	$7,433	$—	$125,776	$79,163	$—	$(113,978)	$98,394
Sales	—	—	37,184	—	—	(25,605)	11,579
Principal collections	40,635	—	109,354	182,919	—	(100,115)	232,793
(1)	Represents RMBS and CMBS, fair value option amounts eliminated due to our consolidation of securitization VIEs. These amounts are reflected as repayment of debt of consolidated VIEs in our consolidated statements of cash flows.

RMBS, Available-for-Sale

The Company classified all of its RMBS not eliminated in consolidation as available-for-sale as of December 31, 2019 and 2018. These RMBS are reported at fair value in the balance sheet with changes in fair value recorded in AOCI.

The tables below summarize various attributes of our investments in available-for-sale RMBS as of December 31, 2019 and 2018 (amounts in thousands):

				Unrealized Gains or (Losses)
				Recognized in AOCI
	Purchase		Recorded		Gross	Gross	Net
	Amortized	Credit	Amortized	Non-Credit	Unrealized	Unrealized	Fair Value
	Cost	OTTI	Cost	OTTI	Gains	Losses	Adjustment	Fair Value
December 31, 2019
RMBS	$148,385	$(9,805)	$138,580	$(314)	$51,310	$—	$50,996	$189,576
December 31, 2018
RMBS	$165,461	$(9,897)	$155,564	$(31)	$53,546	$—	$53,515	$209,079

	Weighted Average Coupon (1)	Weighted Average Rating	WAL (Years) (2)
December 31, 2019
RMBS	3.1%	BB-	5.6
December 31, 2018
RMBS	3.7%	CCC-	6.0
(1)	Calculated using the December 31, 2019 and 2018 one-month LIBOR rate of 1.763% and 2.503%, respectively, for floating rate securities.

(2)	Represents the remaining WAL of each respective group of securities as of the respective balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.

As of December 31, 2019, approximately $160.9 million, or 84.9%, of RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 1.24%. As of December 31, 2018, approximately $177.4 million, or 84.9%, of RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 1.22%. We purchased all of the RMBS at a discount, a portion of which will be accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of this accretable discount.

The following table contains a reconciliation of aggregate principal balance to amortized cost for our RMBS as of December 31, 2019 and 2018 (amounts in thousands):

	December 31, 2019	December 31, 2018
Principal balance	$278,853	$309,497
Accretable yield	(56,108)	(54,779)
Non-accretable difference	(84,165)	(99,154)
Total discount	(140,273)	(153,933)
Amortized cost	$138,580	$155,564

The principal balance of credit deteriorated RMBS was $263.7 million and $290.8 million as of December 31, 2019 and 2018, respectively. Accretable yield related to these securities totaled $50.3 million and $49.5 million as of December 31, 2019 and 2018, respectively.

The following table discloses the changes to accretable yield and non-accretable difference for our RMBS during the years ended December 31, 2019 and 2018 (amounts in thousands):

		Non-Accretable
	Accretable Yield	Difference
Balance as of January 1, 2018	$55,712	$121,867
Accretion of discount	(10,932)	—
Principal write-downs, net	—	(3,682)
Sales	(9,032)	—
Transfer to/from non-accretable difference	19,031	(19,031)
Balance as of December 31, 2018	54,779	99,154
Accretion of discount	(9,945)	—
Principal write-downs, net	—	(3,715)
Transfer to/from non-accretable difference	11,274	(11,274)
Balance as of December 31, 2019	$56,108	$84,165

We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $1.5 million, $1.8 million and $1.9 million for the years ended December 31, 2019, 2018 and 2017, respectively, recorded as management fees in the accompanying consolidated statements of operations.

During the year ended December 31, 2018, we sold RMBS for proceeds of $13.3 million and realized gross gains of $3.5 million using the specific identification cost method. There were no sales of RMBS during the years ended December 31, 2019 and 2017.

The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities that were in an unrealized loss position as of December 31, 2019 and 2018, and for which OTTIs (full or partial) have not been recognized in earnings (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a	Securities with a	Securities with a	Securities with a
	loss less than	loss greater than	loss less than	loss greater than
	12 months	12 months	12 months	12 months
As of December 31, 2019
RMBS	$—	$1,380	$—	$(314)
As of December 31, 2018
RMBS	$2,148	$—	$(31)	$—

As of both December 31, 2019 and 2018, there was one security with unrealized losses reflected in the table above. After evaluating the security and recording adjustments for credit-related OTTI, we concluded that the remaining unrealized losses reflected above were noncredit-related and would be recovered from the security’s estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the security, it was not considered more likely than not that we would be forced to sell the security prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses, which represent most of the OTTI we record on securities, are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or impairments could be materially different from what is currently projected and/or reported.

CMBS and RMBS, Fair Value Option

As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for certain CMBS and RMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of December 31, 2019, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $1.3 billion and $3.0 billion, respectively. As of December 31, 2019, the fair value and unpaid principal balance of RMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $147.0 million and $87.4 million, respectively. The $1.4 billion total fair value balance of CMBS and RMBS represents our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value (all except $37.4 million at December 31, 2019) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option investment securities.

As of December 31, 2019, $118.2 million of our CMBS were variable rate and none of our RMBS were variable rate.

HTM Debt Securities, Amortized Cost

The table below summarizes unrealized gains and losses of our investments in HTM debt securities as of December 31, 2019 and 2018 (amounts in thousands):

	Net Carrying Amount	Gross Unrealized	Gross Unrealized
	(Amortized Cost)	Holding Gains	Holding Losses	Fair Value
December 31, 2019
CMBS	$383,473	$946	$(3,001)	$381,418
Preferred interests	142,012	1,148	(353)	142,807
Infrastructure bonds	45,153	—	(651)	44,502
Total	$570,638	$2,094	$(4,005)	$568,727
December 31, 2018
CMBS	$408,556	$2,435	$(3,349)	$407,642
Preferred interests	174,825	703	—	175,528
Infrastructure bonds	60,768	178	(168)	60,778
Total	$644,149	$3,316	$(3,517)	$643,948

The table below summarizes the maturities of our HTM debt securities by type as of December 31, 2019 (amounts in thousands):

		Preferred	Infrastructure
	CMBS	Interests	Bonds	Total
Less than one year	$284,251	$—	$5,371	$289,622
One to three years	99,222	141,659	—	240,881
Three to five years	—	353	—	353
Thereafter	—	—	39,782	39,782
Total	$383,473	$142,012	$45,153	$570,638

As of December 31, 2019 and 2018, $19.8 million and $21.2 million, respectively, of our infrastructure bonds with an aggregate principal balance of $32.8 million and $34.2 million, respectively, were originally acquired with deteriorated credit quality and had no accretable yield and an aggregate non-accretable difference of $13.0 million.

Equity Security, Fair Value Option

During 2012, we acquired 9,140,000 ordinary shares from a related-party in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. The fair value of the investment remeasured in USD was $12.7 million and $11.9 million as of December 31, 2019 and 2018, respectively. As of December 31, 2019, our shares represent an approximate 2% interest in SEREF.

7. Properties

Our properties are held within the following portfolios:

Woodstar I Portfolio

The Woodstar I Portfolio is comprised of 32 affordable housing communities with 8,948 units concentrated primarily in the Tampa, Orlando and West Palm Beach metropolitan areas. During the year ended December 31, 2015, we acquired 18 of the 32 affordable housing communities of the Woodstar I Portfolio with the final 14 communities acquired during the year ended December 31, 2016. The Woodstar I Portfolio includes total gross properties and lease intangibles of $629.5 million and federal, state and county sponsored financing and other debt of $478.2 million as of December 31, 2019.

Woodstar II Portfolio

The Woodstar II Portfolio is comprised of 27 affordable housing communities with 6,109 units concentrated primarily in Central and South Florida. The Woodstar II Portfolio includes total gross properties and lease intangibles of $605.5 million and debt of $436.9 million as of December 31, 2019. Refer to Note 3 for further discussion of the Woodstar II Portfolio.

Medical Office Portfolio

The Medical Office Portfolio is comprised of 34 medical office buildings acquired during the year ended December 31, 2016. These properties, which collectively comprise 1.9 million square feet, are geographically dispersed throughout the U.S. and primarily affiliated with major hospitals or located on or adjacent to major hospital campuses. The Medical Office Portfolio includes total gross properties and lease intangibles of $759.9 million and debt of $590.9 million as of December 31, 2019.

Master Lease Portfolio

The Master Lease Portfolio is comprised of 16 retail properties geographically dispersed throughout the U.S., with more than 50% of the portfolio, by carrying value, located in Florida, Texas and Minnesota. These properties, which were acquired in September 2017, collectively comprise 1.9 million square feet and were leased back to the seller under corporate guaranteed master net lease agreements with initial terms of 24.6 years and periodic rent escalations. The Master Lease Portfolio includes total gross properties of $343.8 million and debt of $192.4 million as of December 31, 2019. Refer to Note 3 for further discussion of the Master Lease Portfolio.

Investing and Servicing Segment Property Portfolio

The REIS Equity Portfolio is comprised of 16 commercial real estate properties and one equity interest in an unconsolidated commercial real estate property. The REIS Equity Portfolio includes total gross properties and lease intangibles of $277.8 million and debt of $187.9 million as of December 31, 2019. Refer to Note 3 for further discussion of the REIS Equity Portfolio.

The table below summarizes our properties held as of December 31, 2019 and December 31, 2018 (dollars in thousands):

	Depreciable Life	December 31, 2019	December 31, 2018
Property Segment
Land and land improvements	0 – 15 years	$484,397	$648,972
Buildings and building improvements	5 – 45 years	1,687,756	1,980,283
Furniture & fixtures	3 – 7 years	52,567	46,048
Investing and Servicing Segment
Land and land improvements	0 – 15 years	54,052	82,332
Buildings and building improvements	3 – 40 years	182,048	213,010
Furniture & fixtures	2 – 5 years	2,139	2,158
Commercial and Residential Lending Segment (1)
Land and land improvements	0 – 7 years	11,386	—
Buildings and building improvements	10 – 23 years	16,285	—
Properties, cost		2,490,630	2,972,803
Less: accumulated depreciation		(224,190)	(187,913)
Properties, net		$2,266,440	$2,784,890
(1)	Represents properties acquired through loan foreclosure. Refer to Note 5 for further discussion.

During the year ended December 31, 2019, we sold $407.2 million of net property assets relating to the Ireland Portfolio. Refer to Note 3 for further discussion. Also during the year ended December 31, 2019, we sold four operating properties within the REIS Equity Portfolio for $145.9 million. In connection with these REIS Equity Portfolio sales, we recognized a total gain of $59.7 million within gain on sale of investments and other assets in our consolidated statement of operations, of which $5.3 million was attributable to non-controlling interests.

During the years ended December 31, 2018 and 2017, we sold 16 and six operating properties, respectively, for $313.3 million and $56.4 million, respectively. In connection with these sales, we recognized a total gain of $55.1 million and $19.9 million, respectively, within gain on sale of investments and other assets in our consolidated statements of operations, of which $5.1 million and $3.3 million, respectively, was attributable to non-controlling interests. One of these properties was acquired by a third party which already held a $0.3 million non-controlling interest in the property.

Future rental payments due to us from tenants under existing non-cancellable operating leases for each of the next five years and thereafter are as follows (in thousands):

2020	$177,516
2021	95,524
2022	89,602
2023	79,177
2024	71,271
Thereafter	688,437
Total	$1,201,527

8. Investment in Unconsolidated Entities

The table below summarizes our investments in unconsolidated entities as of December 31, 2018 and 2017 (dollars in thousands):

	Participation /	Carrying value as of December 31,
	Ownership % (1)	2019	2018
Equity method:
Retail Fund (see Note 16)	33%	$—	$114,362
Equity interest in a natural gas power plant (2)	10%	25,862	—
Investor entity which owns equity in an online real estate company	50%	9,473	9,372
Equity interests in commercial real estate	50%	1,907	6,294
Equity interest in and advances to a residential mortgage originator (3)	N/A	12,002	9,082
Various	25% - 50%	8,339	6,984
		57,583	146,094
Other:
Equity interest in a servicing and advisory business (4)	4%	—	6,207
Investment funds which own equity in a loan servicer and other real estate assets	4% - 6%	9,225	9,225
Various	0% - 2%	17,521	10,239
		26,746	25,671
		$84,329	$171,765
(1)None of these investments are publicly traded and therefore quoted market prices are not available.

(2)This 10% equity interest was obtained in November 2019 pursuant to a bankruptcy court ordered sale in satisfaction of a past due $36.2 million infrastructure loan which had a carrying value of $25.9 million and was secured by a gas-fired power generation facility. We report our interest in this investment on a three-month lag basis.

(3)As of December 31, 2019 and 2018, includes a $4.5 million and $2.0 million subordinated loan, respectively.

(4)During the year ended December 31, 2019, we received a capital distribution of $8.4 million and our equity interest was reduced to 4%.

We own a 33% equity interest in a fund that owns four regional shopping malls (the “Retail Fund”). The fund is an investment company which measures its assets at fair value on a recurring basis. We report our interest in the Retail Fund on a three-month lag basis at its liquidation value. During the three months ended March 31, 2019, we recorded a $44.9 million decrease to our investment due to unrealized decreases in the fair value of real estate properties reported to us by the Retail Fund.

In November 2019, the Retail Fund’s secured financing matured and was not repaid. In light of these events, we commissioned independent appraisals of the underlying assets in order to estimate the fair value of our investment in the Retail Fund as of December 31, 2019. Based upon the results of these appraisals, we recorded an impairment charge of $71.9 million against the remainder of our investment as of December 31, 2019. These amounts were recognized within (loss) earnings from unconsolidated entities in our consolidated statement of operations during the year ended December 31, 2019. The impairment charge resulted in a $71.9 million difference between the zero carrying value of our investment and the underlying equity in the net assets of the Retail Fund.

As of December 31, 2019, the carrying value of our equity investment in a residential mortgage originator exceeded the underlying equity in net assets of such investee by $1.6 million. This difference is the result of the Company recording its investment in the investee at its acquisition date fair value, which included certain non-amortizing intangible assets not recognized by the investee. Should the Company determine these intangible assets held by the investee are impaired, the Company will recognize such impairment loss through earnings from unconsolidated entities in our consolidated statement of operations, otherwise, such difference between the carrying value of our equity investment in the residential mortgage originator and the underlying equity in the net assets of the residential mortgage originator will continue to exist.

During the year ended December 31, 2017, the investor entity which owns equity in an online real estate company sold approximately 88% of its interest in the online real estate company and we received a pre-tax cash distribution of $66.0 million from the investor entity related to the sale. We recognized $53.9 million of income from our investment in this investor entity as a result of the sale within earnings from unconsolidated entities in our consolidated statement of operations during the year ended December 31, 2017.

Other than our equity interests in the Retail Fund and the residential mortgage originator, there were no differences between the carrying value of our equity method investments and the underlying equity in the net assets of the investees as of December 31, 2019.

During the year ended December 31, 2019, we did not become aware of any observable price changes in our other investments accounted for under the fair value practicability exception discussed in Note 2 or any indicators of impairment.

9. Goodwill and Intangibles

Goodwill

Infrastructure Lending Segment

The Infrastructure Lending Segment’s goodwill of $119.4 million at both December 31, 2019 and 2018 represents the excess of consideration transferred over the fair value of net assets acquired on September 19, 2018 and October 15, 2018. The goodwill recognized is attributable to value embedded in the acquired Infrastructure Lending Segment’s lending platform and is fully tax deductible over 15 years.

As discussed in Note 2, goodwill is tested for impairment at least annually. Based on our quantitative assessment during the fourth quarter of 2019, we determined that the fair value of the Infrastructure Lending Segment reporting unit to which goodwill is attributed exceeded its carrying value including goodwill. Therefore, we concluded that the goodwill attributed to the Infrastructure Lending Segment was not impaired.

LNR Property LLC (“LNR”)

The Investing and Servicing Segment’s goodwill of $140.4 million at both December 31, 2019 and 2018 represents the excess of consideration transferred over the fair value of net assets of LNR acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes a network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets. The tax deductible component of this goodwill as of April 19, 2013 was $149.9 million and is deductible over 15 years.

Based on our qualitative assessment during the fourth quarter of 2019, we determined that it is not more likely than not that the fair value of the Investing and Servicing Segment reporting unit to which goodwill is attributed is less than its carrying value including goodwill.  Therefore, we concluded that the goodwill attributed to the Investing and Servicing Segment was not impaired.

Intangible Assets

Servicing Rights Intangibles

In connection with the LNR acquisition, we identified domestic servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. As of December 31, 2019 and

2018, the balance of the domestic servicing intangible was net of $26.2 million and $24.1 million, respectively, which was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of December 31, 2019 and 2018, the domestic servicing intangible had a balance of $43.2 million and $44.6 million, respectively, which represents our economic interest in this asset.

Lease Intangibles

In connection with our acquisitions of commercial real estate, we recognized in-place lease intangible assets and favorable lease intangible assets associated with certain non-cancelable operating leases of the acquired properties.

The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of December 31, 2019 and 2018 (amounts in thousands):

	As of December 31, 2019			As of December 31, 2018
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
Domestic servicing rights, at fair value	$16,917	$—	$16,917	$20,557	$—	$20,557
In-place lease intangible assets	135,293	(84,383)	50,910	198,220	(100,873)	97,347
Favorable lease intangible assets	24,218	(6,345)	17,873	36,895	(9,766)	27,129
Total net intangible assets	$176,428	$(90,728)	$85,700	$255,672	$(110,639)	$145,033

The following table summarizes the activity within intangible assets for the years ended December 31, 2019 and 2018 (amounts in thousands):

	Domestic	In-place Lease	Favorable Lease
	Servicing	Intangible	Intangible
	Rights	Assets	Assets	Total
Balance as of January 1, 2018	$30,759	$122,465	$29,868	$183,092
Acquisition of Woodstar II Portfolio properties	—	10,792	—	10,792
Acquisition of additional REIS Equity Portfolio properties	—	7,342	2,687	10,029
Amortization	—	(39,830)	(4,046)	(43,876)
Sales	—	(1,791)	(1,036)	(2,827)
Foreign exchange loss	—	(1,270)	(344)	(1,614)
Impairment (1)	—	(361)	—	(361)
Changes in fair value due to changes in inputs and assumptions	(10,202)	—	—	(10,202)
Balance as of December 31, 2018	$20,557	$97,347	$27,129	$145,033
Sale of Ireland Portfolio	—	(20,271)	(5,654)	(25,925)
Sale of certain REIS Equity Portfolio properties	—	(5,208)	(13)	(5,221)
Acquisition of additional REIS Equity Portfolio property	—	277	—	277
Amortization	—	(19,297)	(3,256)	(22,553)
Foreign exchange loss	—	(806)	(221)	(1,027)
Impairment (1)	—	(1,132)	(112)	(1,244)
Changes in fair value due to changes in inputs and assumptions	(3,640)	—	—	(3,640)
Balance as of December 31, 2019	$16,917	$50,910	$17,873	$85,700
(1)	Impairment of intangible lease assets is recognized within other expense in our consolidated statements of operations.

The following table sets forth the estimated aggregate amortization of our in-place lease intangible assets and favorable lease intangible assets for the next five years and thereafter (amounts in thousands):

2020	$11,699
2021	9,674
2022	7,892
2023	6,136
2024	4,742
Thereafter	28,640
Total	$68,783

Lease Liabilities

In connection with our acquisition of certain properties within our Medical Office Portfolio, we recognized aggregate unfavorable lease liabilities of $4.8 million with a weighted average life of 9.7 years at acquisition. The liability balance was $2.3 million and $2.9 million as of December 31, 2019 and 2018, respectively.

In connection with our acquisition of LNR in 2013, we recognized an unfavorable lease liability of $15.3 million related to an assumed operating lease for our offices in Miami Beach, Florida, which expires in 2021. This liability is being amortized over the remaining 1.5 years of the underlying lease term at a rate of approximately $1.9 million per year. The liability balance was $2.8 million and $4.7 million as of December 31, 2019 and 2018, respectively.

10. Secured Borrowings

Secured Financing Agreements

The following table is a summary of our secured financing agreements in place as of December 31, 2019 and 2018 (dollars in thousands):

										Outstanding Balance at
	Current		Extended		Weighted Average	Pledged Asset		Maximum		December 31,	December 31,
	Maturity		Maturity (a)		Pricing	Carrying Value		Facility Size		2019	2018
Repurchase Agreements:
Commercial Loans	Aug 2020 to Jan 2024	(b)	Aug 2021 to Apr 2028	(b)	(c)	$5,327,761		$9,066,480	(d)	$3,640,620	$3,598,311
Residential Loans	Feb 2021		N/A		LIBOR + 2.10%	14,704		400,000		11,835	—
Infrastructure Loans	Feb 2020		Feb 2021		LIBOR + 1.75%	227,463		500,000		188,198	—
Conduit Loans	Feb 2020 to Jun 2022		Feb 2021 to Jun 2023		LIBOR + 2.10%	109,864		350,000		86,575	35,034
CMBS/RMBS	Sep 2020 to Dec 2029	(e)	Dec 2020 to June 2030	(e)	(f)	1,005,348		837,566		682,229	656,405
Total Repurchase Agreements						6,685,140		11,154,046		4,609,457	4,289,750
Other Secured Financing:
Borrowing Base Facility	Apr 2022		Apr 2024		LIBOR + 2.25%	542,281		650,000	(g)	198,955	—
Infrastructure Acquisition Facility	Sep 2021		Sep 2022		(h)	754,443		771,534		603,642	1,551,148
Infrastructure Financing Facilities	Jul 2022 to Oct 2022		Oct 2024 to Jul 2027		LIBOR + 2.12%	524,197		1,000,000		428,206	—
Property Mortgages - Fixed rate	Nov 2024 to Aug 2052	(i)	N/A		3.94%	1,499,356		1,196,698		1,196,492	1,475,382
Property Mortgages - Variable rate	May 2020 to Jun 2026		N/A		LIBOR + 2.49%	783,460		714,810		696,503	645,344
Term Loan and Revolver	(j)		N/A		(j)	N/A	(j)	519,000		399,000	300,000
FHLB	Feb 2021		N/A		(k)	1,262,250		2,000,000		867,870	500,000
Total Other Secured Financing						5,365,987		6,852,042		4,390,668	4,471,874
						$12,051,127		$18,006,088		9,000,125	8,761,624
Unamortized net discount										(8,347)	(963)
Unamortized deferred financing costs										(85,730)	(77,096)
										$8,906,048	$8,683,565
(a)	Subject to certain conditions as defined in the respective facility agreement.
(b)	For certain facilities, borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions.
(c)	Certain facilities with an outstanding balance of $874.9 million as of December 31, 2019 are indexed to GBP LIBOR and EURIBOR. The remainder have a weighted average rate of LIBOR + 1.90%.
(d)	The aggregate initial maximum facility size of $8.9 billion may be increased at our option, subject to certain conditions. This amount includes such upsizes.
(e)	Certain facilities with an outstanding balance of $295.0 million as of December 31, 2019 carry a rolling 11-month or 12-month term which may reset monthly with the lender's consent. These facilities carry no maximum facility size.
(f)	A facility with an outstanding balance of $184.7 million as of December 31, 2019 has a fixed annual interest rate of 3.49%. All other facilities are variable rate with a weighted average rate of LIBOR + 1.58%.
(g)	The initial maximum facility size of $300.0 million may be increased to $650.0 million, subject to certain conditions.
(h)	Consists of an annual interest rate of the applicable currency benchmark index + 1.50%. The spread increases 25 bps in each of the second and third years of the facility, which was entered into in September 2018.
(i)	The weighted average maturity is 9.8 years as of December 31, 2019.
(j)	Consists of: (i) a $399.0 million term loan facility that matures in July 2026 with an annual interest rate of LIBOR + 2.50%; and (ii) a $120.0 million revolving credit facility that matures in July 2024 with an annual interest rate of LIBOR + 3.00%. These facilities are secured by the equity interests in certain of our subsidiaries which totaled $3.1 billion as of December 31, 2019.

(k)	FHLB financing with an outstanding balance of $438.5 million as of December 31, 2019 has a weighted average fixed annual interest rate of 2.01%. The remainder is variable rate with a weighted average rate of LIBOR + 0.28%.

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

In July 2019, we entered into the following credit agreements: (i) a $400.0 million term loan facility that carries a seven-year term and an annual interest rate of LIBOR + 2.50%; and (ii) a $100.0 million revolving credit facility that carries a five-year term and an annual interest rate of LIBOR + 3.00%. A portion of the net proceeds from the term loan was used to repay the amount outstanding under our previous term loan. We recognized a loss on extinguishment of debt of $1.5 million in our consolidated statement of operations in connection with the repayment of our previous term loan. In December 2019, the revolving credit facility was amended to increase available borrowings from $100.0 million to $120.0 million.

In July 2019, we entered into a $500.0 million Infrastructure Financing Facility to finance loans within the Infrastructure Lending Segment. The facility carries a three-year revolving period with two one-year extension options, one of which is at our discretion. The facility also carries a term-match to the respective collateral for an additional five-year term after the last day of the revolving period, with such term-match not to exceed the eight-year life of the facility. The facility has an annual interest rate between 2.00% to 2.85% over the applicable currency benchmark index rate, plus fees associated with the facility as well as each advance.

In October 2019, we entered into a $500.0 million Infrastructure Financing Facility to finance loans within the Infrastructure Lending Segment. The facility carries a three-year revolving period with two one-year extension options and an annual interest rate of LIBOR + 1.75%.

In October 2019, we entered into a $600.0 million first mortgage and mezzanine loan to refinance our existing Medical Office Portfolio debt of $494.3 million. The facility carries a two-year term with three one-year extension options and a weighted average floating rate of interest of LIBOR + 2.07%. Using proceeds from the unwind of our hedge on the existing debt, we swapped the interest to a fixed rate of 3.3%. We recognized loss on extinguishment of debt of $4.7 million in our consolidated statement of operations in connection with this refinancing.

In November 2019, we entered into mortgage loans with total borrowings of $84.5 million to finance our Woodstar I Portfolio. The loans carry six-year terms and weighted average fixed annual interest rates of 4.79%. A portion of the net proceeds from the mortgage loans was used to repay $9.2 million of outstanding government sponsored mortgage loans.

In December 2019, we amended a CMBS/RMBS repurchase facility to increase available borrowings from $150.0 million to $300.0 million.

During the year ended December 31, 2019, we entered into and amended several Commercial Loans repurchase facilities resulting in an aggregate upsize of $2.8 billion.

Our secured financing agreements contain certain financial tests and covenants. As of December 31, 2019, we were in compliance with all such covenants.

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

For the years ended December 31, 2019, 2018 and 2017, approximately $34.3 million, $27.0 million and $19.5 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our consolidated statements of operations.

Collateralized Loan Obligations

In August 2019, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2019-FL1. On the closing date, the CLO issued $1.1 billion principal amount of notes, of which $936.4 million was purchased by third party investors. We retained $86.6 million of notes, along with preferred shares with a liquidation preference of $77.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO in exchange for cash. During the year ended December 31, 2019, we utilized the reinvestment feature, contributing $88.4 million of additional interests into the CLO.

The following table is a summary of our CLO as of December 31, 2019 (amounts in thousands):

		Face	Carrying	Weighted
	Count	Amount	Value	Average Spread		Maturity
Collateral assets	20	$1,073,504	$1,073,504	LIBOR + 3.34%	(a)	Nov 2023	(b)
Financing	1	936,375	928,060	LIBOR + 1.65%	(c)	July 2038	(d)
(a)	Represents the weighted-average coupon earned on variable rate loans during the year ended December 31, 2019. Of the loans financed by the CLO, 9% earned fixed weighted average interest of 6.84%.

(b)	Represents the weighted-average maturity, assuming the extended contractual maturity of the collateral assets.
(c)	Represents the weighted-average cost of financing incurred during the year ended December 31, 2019, inclusive of deferred issuance costs.
(d)	Repayments of the CLO are tied to timing of the related collateral asset repayments. The term of the CLO financing obligation represents the legal final maturity date.

We incurred $9.2 million of issuance costs in connection with the CLO, which are amortized on an effective yield basis over the estimated life of the CLO. As of December 31, 2019, our unamortized issuance costs were $8.3 million.

The CLO is considered a VIE, for which we are deemed the primary beneficiary. We therefore consolidate the CLO. Refer to Note 15 for further discussion.

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

	Repurchase	Other Secured
	Agreements	Financing	CLO		Total
2020	$480,249	$564,886	$—		$1,045,135
2021	625,956	857,429	—		1,483,385
2022	1,010,970	552,175	—		1,563,145
2023	1,056,812	705,283	—		1,762,095
2024	1,065,312	284,235	—		1,349,547
Thereafter	370,158	1,426,660	936,375	(a)	2,733,193
Total	$4,609,457	$4,390,668	$936,375		$9,936,500
(a)	Assumes utilization of the reinvestment feature.

11. Unsecured Senior Notes

The following table is a summary of our unsecured senior notes outstanding as of December 31, 2019 and 2018 (dollars in thousands):

				Remaining
	Coupon	Effective	Maturity	Period of		Carrying Value at December 31,
	Rate	Rate (1)	Date	Amortization		2019	2018
2019 Convertible Notes	N/A	N/A	N/A	N/A		$—	$77,969
2021 Senior Notes (February)	3.63%	3.89%	2/1/2021	1.1	years	500,000	500,000
2021 Senior Notes (December)	5.00%	5.32%	12/15/2021	2.0	years	700,000	700,000
2023 Convertible Notes	4.38%	4.86%	4/1/2023	3.3	years	250,000	250,000
2025 Senior Notes	4.75%	5.04%	3/15/2025	5.2	years	500,000	500,000
Total principal amount						1,950,000	2,027,969
Unamortized discount—Convertible Notes						(3,610)	(4,644)
Unamortized discount—Senior Notes						(12,144)	(16,416)
Unamortized deferred financing costs						(5,624)	(8,078)
Carrying amount of debt components						$1,928,622	$1,998,831
Carrying amount of conversion option equity components recorded in additional paid-in capital for outstanding convertible notes						$3,755	$3,755
(1)	Effective rate includes the effects of underwriter purchase discount and the adjustment for the conversion option on our Convertible Notes, the value of which reduced the initial liability and was recorded in additional paid-in-capital.

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

Senior Notes Due 2025

On December 4, 2017, we issued $500.0 million of 4.75% Senior Notes due 2025 (the “2025 Notes”). The 2025 Notes mature on March 15, 2025. Prior to September 15, 2024, we may redeem some or all of the 2025 Notes at a price equal to 100% of the principal amount thereof, plus the applicable “make-whole” premium as of the applicable date of redemption. On and after September 15, 2024, we may redeem some or all of the 2025 Notes at a price equal to 100% of the principal amount thereof. In addition, prior to March 15, 2021, we may redeem up to 40% of the 2025 Notes at the applicable redemption price using the proceeds of certain equity offerings. The 2025 Notes were swapped to floating rate (see Note 13).

Convertible Notes

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

During the year ended December 31, 2019, we settled the remaining $78.0 million principal amount of the 2019 Notes through the issuance of 3.6 million shares of common stock and cash payments of $12.0 million. During the year ended December 31, 2018, we received and settled redemption notices related to the 2019 Notes with a par amount totaling $263.4 million. Total consideration of $296.8 million was paid via the issuance of 12.4 million shares and cash payments of $25.5 million. The $264.4 million of settlement consideration attributable to the liability component of the 2019 Notes exceeded the proportionate net carrying amount of the liability component by $2.1 million, which was recognized as a loss on extinguishment of debt in our consolidated statement of operations for the year ended December 31, 2018. The $32.4 million of settlement consideration attributable to the equity component of the 2019 Notes was recognized as a reduction of additional paid-in capital in our consolidated statement of equity for the year ended December 31, 2018, partially offsetting the $271.2 million fair value of the shares issued.

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

We recognized interest expense of $12.3 million, $28.9 million and $72.2 million during the years ended December 31, 2019, 2018 and 2017, respectively, from our Convertible Notes.

The following table details the conversion attributes of our Convertible Notes outstanding as of December 31, 2019 (amounts in thousands, except rates):

	December 31, 2019		Conversion Spread Value - Shares (3)
	Conversion	Conversion	For the Year Ended December 31,
	Rate (1)	Price (2)	2019	2018	2017
2018 Notes	N/A	N/A	—	—	541
2019 Notes	N/A	N/A	—	91	1,358
2023 Notes	38.5959	$25.91	—	—	—
			—	91	1,899

(1)	The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of Convertible Notes converted, as adjusted in accordance with the indentures governing the Convertible Notes (including the applicable supplemental indentures).

(2)	As of December 31, 2019, 2018 and 2017, the market price of the Company’s common stock was $24.86, $19.71 and $21.35 per share, respectively.

(3)	The conversion spread value represents the portion of the Convertible Notes that are “in-the-money”, representing the value that would be delivered to investors in shares upon an assumed conversion.

The if-converted value of the 2023 Notes was less than their principal amount by $10.1 million at December 31, 2019 as the closing market price of the Company’s common stock of $24.86 was less than the implicit conversion price of $25.91 per share.

Effective June 30, 2018, the Company no longer asserts its intent to fully settle the principal amount of the Convertible Notes in cash upon conversion. The if-converted value of the principal amount of the 2023 Notes was $239.9 million as of December 31, 2019.

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

Conduit Loan Securitizations

Within the Investing and Servicing Segment, we originate commercial mortgage loans with the intent to sell these mortgage loans to VIEs for the purposes of securitization. These VIEs then issue CMBS that are collateralized in part by these assets, as well as other assets transferred to the VIE by third parties. In certain instances, we retain an interest in the VIE and/or serve as special servicer for the VIE. In these circumstances, we generally consolidate the VIE into which the loans were sold. The following summarizes the fair value and par value of loans sold from our conduit platform, as well as the amount of sale proceeds used in part to repay the outstanding balance of the repurchase agreements associated with these loans for the years ended December 31, 2019, 2018 and 2017 (amounts in thousands):

			Repayment of
			repurchase
	Face Amount	Proceeds	agreements
For the Year Ended December 31,
2019	$1,781,981	$1,845,890	$1,289,129
2018	1,517,599	1,563,433	1,147,316
2017	1,517,368	1,582,050	1,152,938

Securitization Financing Arrangements and Sales

Within the Commercial and Residential Lending Segment, we originate or acquire residential and commercial mortgage loans, subsequently selling all or a portion thereof. Typically, our motivation for entering into these transactions is to effectively create leverage on the subordinated position that we will retain and hold for investment. These loans may be sold directly or through a securitization. In certain instances, we retain an interest in the VIE and continue to act as servicer, special servicer or servicing administrator for the loan following its sale. In these circumstances, similar to the case of our Investing and Servicing Segment described above, we generally consolidate the VIE into which the loans were sold. During the year ended December 31, 2019, we sold residential loans into three securitization VIEs which we consolidate. During the year ended December 31, 2018, we sold residential loans into two securitization VIEs which we consolidate, along with two securitization VIEs into which our commercial loans were sold. In each of these instances, we retained interests in the VIEs. The following table summarizes our loans sold and loans transferred as secured borrowings by the Commercial and Residential Lending Segment net of expenses (amounts in thousands):

					Loan Transfers
	Loan Transfers Accounted for as Sales				Accounted for as Secured
	Commercial		Residential		Borrowings
For the Year Ended December 31,	Face Amount	Proceeds	Face Amount	Proceeds	Face Amount	Proceeds
2019	$751,210	$748,045	$1,282,527	$1,331,856	$—	$—
2018	840,400	835,849	660,865	683,556	—	—
2017	55,470	52,609	—	—	75,000	74,098

During the years ended December 31, 2019 and 2018, we recognized a $6.9 million and $1.3 million, respectively, change in fair value of mortgage loans held-for-sale, net in our consolidated statements of operations in connection with residential mortgage loan securitizations. During the year ended December 31, 2019, gains recognized by the Commercial and Residential Lending Segment on sales of commercial loans were $4.6 million. During the years ended December 31, 2018 and 2017, gains (losses) recognized by the Commercial and Residential Lending Segment on sales of commercial loans were not material.

Our securitizations have each been structured as bankruptcy-remote entities whose assets are not intended to be available to the creditors of any other party.

Infrastructure Loan Sales

During the year ended December 31, 2019, the Infrastructure Lending Segment sold loans held-for-sale with an aggregate face amount of $404.1 million for proceeds of $393.3 million, recognizing a gain of $3.1 million. In connection with these sales, we sold an interest rate swap guarantee for cash payment of $3.1 million and recognized a decrease in fair value of $2.7 million within (loss) gain on derivative financial instruments, net in our consolidated statement of operations during the year ended December 31, 2019. Refer to Note 13 for further discussion of our interest rate swap guarantees. There were no sales of loans by the Infrastructure Lending Segment during the year ended December 31, 2018.

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

Designated Hedges

The Company does not generally elect to apply the hedge accounting designation to its hedging instruments. As of December 31, 2019 and 2018, the Company did not have any designated hedges. Additionally, during the years ended December 31, 2019, 2018 and 2017 the impact of cash flow hedges on our net income was not material, and we did not recognize any hedge ineffectiveness in earnings associated with these cash flow hedges.

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

We have entered into the following types of non-designated hedges and derivatives:

●	Foreign exchange (“Fx”) forwards whereby we agree to buy or sell a specified amount of foreign currency for a specified amount of USD at a future date, economically fixing the USD amounts of foreign denominated cash flows we expect to receive or pay related to certain foreign denominated loan investments and properties;
●	Interest rate contracts which hedge a portion of our exposure to changes in interest rates;
●	Credit index instruments which hedge a portion of our exposure to the credit risk of our commercial loans held-for-sale; and
●	Interest rate swap guarantees whereby we guarantee the interest rate swap obligations of certain Infrastructure Lending borrowers. Our interest rate swap guarantees were assumed in connection with the acquisition of the Infrastructure Lending Segment.

The following table summarizes our non-designated derivatives as of December 31, 2019 (notional amounts in thousands):

Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx contracts – Sell Euros ("EUR")	168	199,183	EUR	January 2020 – June 2023
Fx contracts – Sell Pounds Sterling ("GBP")	93	444,236	GBP	January 2020 – December 2023
Fx contracts – Sell Australian dollar ("AUD")	4	25,850	AUD	March 2020 – November 2021
Interest rate swaps – Paying fixed rates	37	1,299,466	USD	July 2022 – January 2030
Interest rate swaps – Receiving fixed rates	2	970,000	USD	January 2021- March 2025
Interest rate caps	12	742,299	USD	January 2020 – August 2023
Credit index instruments	5	89,000	USD	November 2054 – August 2061
Interest rate swap guarantees	6	394,671	USD	March 2022 – June 2025
Interest rate swap guarantees	1	9,390	GBP	December 2024
Total	328

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2019 and 2018 (amounts in thousands):

	Fair Value of Derivatives		Fair Value of Derivatives
	in an Asset Position (1)		in a Liability Position (2)
	as of December 31,		as of December 31,
	2019	2018	2019	2018
Interest rate contracts	14,385	30,791	—	14,457
Interest rate swap guarantees	—	—	614	396
Foreign exchange contracts	14,558	21,346	7,834	562
Credit index instruments	—	554	292	—
Total derivatives	$28,943	$52,691	$8,740	$15,415
(1)	Classified as derivative assets in our consolidated balance sheets.

(2)	Classified as derivative liabilities in our consolidated balance sheets.

The tables below present the effect of our derivative financial instruments on the consolidated statements of operations and of comprehensive income for the years ended December 31, 2019, 2018 and 2017 (amounts in thousands):

a
		Amount of Gain (Loss)
		Recognized in Income for the
Derivatives Not Designated	Location of Gain (Loss)	Year Ended December 31,
as Hedging Instruments	Recognized in Income	2019	2018	2017
Interest rate contracts	(Loss) gain on derivative financial instruments	$(10,516)	$(1,593)	$(5,165)
Interest rate swap guarantees	(Loss) gain on derivative financial instruments	(3,350)	(114)	—
Foreign exchange contracts	(Loss) gain on derivative financial instruments	8,801	36,040	(65,645)
Credit index instruments	(Loss) gain on derivative financial instruments	(1,245)	270	(1,722)
		$(6,310)	$34,603	$(72,532)

Gain
	Gain	Reclassified
	Recognized	from AOCI	Gain Recognized
Derivatives Designated as Hedging Instruments	in OCI	into Income	in Income	Location of Gain
For the Year Ended December 31,	(effective portion)	(effective portion)	(ineffective portion)	Recognized in Income
2019	$—	$—	$—	Interest expense
2018	$8	$33	$—	Interest expense
2017	$54	$3	$—	Interest expense

14. Offsetting Assets and Liabilities

The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

				(iv)
				Gross Amounts Not
				Offset in the Statement
		(ii)	(iii) = (i) - (ii)	of Financial Position
		Gross Amounts	Net Amounts		Cash
	(i)	Offset in the	Presented in		Collateral
	Gross Amounts	Statement of	the Statement of	Financial	Received /	(v) = (iii) - (iv)
	Recognized	Financial Position	Financial Position	Instruments	Pledged	Net Amount
As of December 31, 2019
Derivative assets	$28,943	$—	$28,943	$5,312	$14,208	$9,423
Derivative liabilities	$8,740	$—	$8,740	$5,312	$292	$3,136
Repurchase agreements	4,609,457	—	4,609,457	4,609,457	—	—
	$4,618,197	$—	$4,618,197	$4,614,769	$292	$3,136
As of December 31, 2018
Derivative assets	$52,691	$—	$52,691	$1,408	$—	$51,283
Derivative liabilities	$15,415	$—	$15,415	$1,408	$8,658	$5,349
Repurchase agreements	4,289,750	—	4,289,750	4,289,750	—	—
	$4,305,165	$—	$4,305,165	$4,291,158	$8,658	$5,349

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

During the year ended December 31, 2019, we refinanced a pool of our commercial loans held-for-investment through a CLO, which is considered to be a VIE. We are the primary beneficiary of, and therefore consolidate, the CLO in our financial statements as we have both (i) the power to direct the activities in our role as collateral manager that most significantly impact the CLO’s economic performance, and (ii) the obligation to absorb losses and the right to receive benefits from the CLO that could be potentially significant through the subordinate interests we own.

The following table details the assets and liabilities of our consolidated CLO (amounts in thousands):

As of
December 31, 2019
Assets:
Loans held-for-investment	$1,073,504
Accrued interest receivable	3,129
Other assets	26,496
Total Assets	$1,103,129
Liabilities
Accounts payable, accrued expenses and other liabilities	$1,362
Collateralized loan obligations, net	928,060
Total Liabilities	$929,422

Assets held by this CLO are restricted and can be used only to settle obligations of the CLO, including the subordinate interests owned by us. The liabilities of this CLO are non-recourse to us and can only be satisfied from the assets of the CLO.

We also hold controlling interests in other non-securitization entities that are considered VIEs. SPT Dolphin, the entity which holds the Woodstar II Portfolio, is a VIE because the third party interest holders do not carry kick-out rights or substantive participating rights. We were deemed to be the primary beneficiary of the VIE because we possess both the power to direct the activities of the VIE that most significantly impact its economic performance and a significant economic interest in the entity. This VIE had total assets of $684.1 million and liabilities of $444.4 million as of December 31, 2019.

In December 2019, we entered into a newly-formed joint venture (the “CMBS JV”) within our Investing and Servicing Segment, which is considered a VIE because the third party interest holder does not carry kick-out rights or substantive participating rights. We hold a 51% ownership interest and are deemed the primary beneficiary of the CMBS JV. This VIE had total assets of $347.2 million and liabilities of $0.4 million as of December 31, 2019. Refer to Note 17 for further discussion.

In total, our other consolidated non-securitization VIEs had total assets of $1.1 billion and liabilities of $491.8 million as of December 31, 2019.

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

As of December 31, 2019, four of our collateralized debt obligation (“CDO”) structures within our Investing and Servicing Segment were in default or imminent default, which, pursuant to the underlying indentures, changes the rights of the variable interest holders. Upon default of a CDO, the trustee or senior note holders are allowed to exercise certain rights, including liquidation of the collateral, which at that time, is the activity which would most significantly impact the CDO’s economic performance. Further, when the CDO is in default, the collateral administrator no longer has the option to purchase securities from the CDO. In cases where the CDO is in default and we do not have the ability to exercise rights which would most significantly impact the CDO’s economic performance, we do not consolidate the VIE. As of December 31, 2019, none of these CDO structures were consolidated.

As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of December 31, 2019, our maximum risk of loss related to securitization VIEs in which we were not the primary beneficiary was $37.4 million on a fair value basis.

As of December 31, 2019, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances, excluding the notional value of interest-only securities, of $6.1 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.

We also hold passive non-controlling interests in certain unconsolidated entities that are considered VIEs. We are not the primary beneficiaries of these VIEs as we do not possess the power to direct the activities of the VIEs that most significantly impact their economic performance and therefore report our interests, which totaled $21.2 million as of December 31, 2019, within investment in unconsolidated entities on our consolidated balance sheet. Our maximum risk of loss is limited to our carrying value of the investments.

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

For the years ended December 31, 2019, 2018 and 2017, approximately $77.0 million, $73.2 million and $67.8 million, respectively, was incurred for base management fees. As of December 31, 2019 and 2018, there were $19.3 million and $19.2 million, respectively, of unpaid base management fees included in related-party payable in our consolidated balance sheets.

Incentive Fee. Our Manager is entitled to be paid the incentive fee described below with respect to each calendar quarter if (1) our Core Earnings (as defined below) for the previous 12-month period exceeds an 8% threshold, and (2) our Core Earnings for the 12 most recently completed calendar quarters is greater than zero.

The incentive fee is calculated as follows: an amount, not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) our Core Earnings for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price per share of our common stock of all of our public offerings and including issue price per equity security of subsidiaries issued in exchange for properties multiplied by the weighted average number of all shares of common stock outstanding (including any RSUs, any RSAs and other shares of common stock underlying awards granted under our equity incentive plans) and equity securities of subsidiaries issued in exchange for properties in such previous 12-month period, and (B) 8%, and (2) the sum of any incentive fee paid to our Manager with respect to the first three calendar quarters of such previous 12-month period. One half of each quarterly installment of the incentive fee is payable in shares of our common stock so long as the ownership of such additional number of shares by our Manager would not violate the 9.8% stock ownership limit set forth in our charter, after giving effect to any waiver from such limit that our board of directors may grant in the future. The remainder of the incentive fee is payable in cash. The number of shares to be issued to our Manager is equal to the dollar amount of the portion of the quarterly installment of the incentive fee payable in shares divided by the average of the closing prices of our common stock on the NYSE for the five trading days prior to the date on which such quarterly installment is paid.

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

For the years ended December 31, 2019, 2018 and 2017, approximately $20.2 million, $41.4 million and $42.1 million, respectively, was incurred for incentive fees. As of December 31, 2019 and 2018, there were $18.1 million and $21.8 million, respectively, of unpaid incentive fees included in related-party payable in our consolidated balance sheets.

Expense Reimbursement. We are required to reimburse our Manager for operating expenses incurred by our Manager on our behalf. In addition, pursuant to the terms of the Management Agreement, we are required to reimburse our Manager for the cost of legal, tax, consulting, accounting and other similar services rendered for us by our Manager’s personnel provided that such costs are no greater than those that would be payable if the services were provided by an independent third party. The expense reimbursement is not subject to any dollar limitations but is subject to review by our independent directors. For the years ended December 31, 2019, 2018 and 2017, approximately $7.7 million, $7.7 million and $6.4 million, respectively, was incurred for executive compensation and other reimbursable expenses and recognized within general and administrative expenses in our consolidated statements of operations. As of December 31, 2019 and 2018, there were $3.5 million and $3.0 million, respectively, of unpaid reimbursable executive compensation and other expenses included in related-party payable in our consolidated balance sheets.

Equity Awards. In certain instances, we issue RSAs to certain employees of affiliates of our Manager who perform services for us. During the years ended December 31, 2019, 2018 and 2017, we granted 182,861, 252,375 and 138,264 RSAs, respectively, at grant date fair values of $4.1 million, $5.3 million and $3.1 million, respectively. Expenses related to the vesting of awards to employees of affiliates of our Manager were $4.1 million, $2.9 million and $2.7 million for the years ended December 31, 2019, 2018 and 2017, respectively, and are reflected in general and administrative expenses in our consolidated statements of operations. These shares generally vest over a three-year period.

Payments to Manager Employees.  During the year ended December 31, 2018, we made a cash payment of $1.3 million directly to an employee of our Manager in connection with the Company’s Infrastructure Lending Segment acquisition which was recognized within general and administrative expenses in our consolidated statement of operations for that year.  No cash payments were made directly to employees of our Manager during the years ended December 31, 2019 and 2017.

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

Manager Equity Plan

In May 2017, the Company’s shareholders approved the Starwood Property Trust, Inc. 2017 Manager Equity Plan (the “2017 Manager Equity Plan”), which replaced the Starwood Property Trust, Inc. Manager Equity Plan (“Manager Equity Plan”). In September 2019, we granted 1,200,000 RSUs to our Manager under the 2017 Manager Equity Plan. In April 2018, we granted 775,000 RSUs to our Manager under the 2017 Manager Equity Plan. In March 2017, we granted 1,000,000 RSUs to our Manager under the Manager Equity Plan. In May 2015, we granted 675,000 RSUs to our Manager under the Manager Equity Plan. In connection with these grants and prior similar grants, we recognized share-based compensation expense of $20.2 million, $12.6 million and $10.4 million within management fees in our consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017, respectively. Refer to Note 17 for further discussion of these grants.

Investments in Loans and Securities

In November 2019, the Company and SEREF, an affiliate of our Manager, each originated €39.0 million of a €192.0 million first mortgage and subordinated loan. The loan was to a third party borrower for the acquisition of an office portfolio located in Spain. The loan matures in November 2023. In December 2019, we sold the first mortgage of €15.0 million.

In September 2019, the Company co-originated a €73.6 million first mortgage loan with SEREF, an affiliate of our Manager. The loan was to a third party borrower for the development of a Grade A office building and convention center in Dublin, Ireland. The Company originated €58.9 million of the loan and SEREF originated €14.7 million. The loan matures in May 2022.

In February 2019, the Company acquired a $60.0 million participation in a $1.0 billion first priority infrastructure term loan. In April 2019 and July 2019, the Company acquired participations of $5.0 million and $16.0 million, respectively, in a $300.0 million upsize to the term loan. The loan is secured by two domestic natural gas power plants. An affiliate of our Manager, Starwood Energy Group, is the borrower under the term loan.

In March 2019, the Company originated a $22.5 million loan to refinance the debt of a commercial real estate partnership in which we hold a 50% equity interest.

During the years ended December 31, 2019 and 2018, the Company acquired $353.0 million and $135.6 million, respectively, of loans from a residential mortgage originator in which it holds an equity interest. Also in September 2019 and October 2019, the Company amended a $2.0 million subordinated loan to this residential mortgage originator, which was entered into in June 2018, to extend the maturity from September 2019 to September 2020 and increase the total commitment to $4.5 million. Refer to Note 8 for further discussion.

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

In March 2018, the Company acquired a €55.0 million newly-originated loan participation from SEREF, which is secured by a luxury resort in Estepona, Spain. The loan matures in March 2023.

In February 2018, a GBP denominated first mortgage loan that we had co-originated with SEREF in November 2013, which was secured by Centre Point, an iconic tower located in Central London, England, was repaid in full.

In January 2018, the Company acquired a $130.0 million first mortgage participation from an unaffiliated third party. The loan is secured by four U.S. power plants that each have long-term power purchase agreements with investment grade counterparties. The borrower is an affiliate of our Manager.

In August 2017, we originated a $339.2 million first mortgage and mezzanine loan for the acquisition of an office campus located in Irvine, California. An affiliate of our Manager has a non-controlling equity interest in the borrower.

In June 2016, we co-originated a £75.0 million first mortgage for the development of a three-property mixed use portfolio located in Greater London with SEREF, an affiliate of our Manager. We originated £60.0 million of the loan and SEREF originated £15.0 million. In June 2017, we amended the first mortgage to reduce the total commitment to £69.3 million, of which our share was £55.4 million. In October 2018, we amended the first mortgage to increase the total commitment to £77.0 million, of which our share is £61.6 million, and remove one of the properties from the collateral pool. The loan matures in February 2020.

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

In April 2013, we purchased two B-Notes for $146.7 million from entities substantially all of whose equity was owned by an affiliate of our Manager. The B-Notes are secured by two Class A office buildings located in Austin, Texas. On May 17, 2013, we sold senior participation interests in the B-Notes to a third party, generating $95.0 million in aggregate proceeds. We retained the subordinated interests. In October 2015, we sold one of the subordinated interests in the B-Notes to a third party, generating $29.2 million in aggregate proceeds. The remaining subordinated interest was paid off in full in April 2017.

In December 2012, we acquired 9,140,000 ordinary shares in SEREF, a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange, for approximately $14.7 million, which equated to approximately 4% ownership of SEREF. As of December 31, 2019, our shares represent an approximate 2% interest in SEREF. Refer to Note 6 for additional details.

Investment in Unconsolidated Entities

In October 2014, we committed $150 million for a 33% equity interest in four regional shopping malls (the “Retail Fund”). In August 2017, we funded the remaining $15.5 million capital commitment associated with this investment.  During the years ended December 31, 2019, 2018 and 2017, we recognized a loss of $114.4 million, earnings of $3.7 million and a loss of $27.7 million, respectively, and received distributions of $2.1 million during the year ended December 31, 2017. During the period included in our year ended December 31, 2019, the Retail Fund reported unrealized decreases in the fair value of its real estate properties, which resulted in a $47.2 million decrease to our investment. In addition, we provided an impairment charge of $71.9 million against the remainder of the investment based on our estimate of the fair value of the underlying retail assets as of December 31, 2019. Refer to Note 8 for further detail. The Retail Fund was established for the purpose of acquiring and operating four leading regional shopping malls located in Florida, Michigan, North Carolina and Virginia. All leasing services and asset management functions for the properties are conducted by an affiliate of our Manager which specializes in redeveloping, managing and repositioning retail real estate assets. In addition, another affiliate of our Manager serves as general partner of the Retail Fund.

In April 2013, in connection with our acquisition of LNR, we acquired 50% of a joint venture which owns equity in an online real estate company. An affiliate of ours, Fund IX, owns the remaining 50% of the venture.

Acquisitions from Consolidated CMBS Trusts

Our Investing and Servicing Segment acquires interests in properties for its REIS Equity Portfolio from CMBS trusts, some of which are consolidated as VIEs on our balance sheet. Acquisitions from consolidated VIEs are reflected as repayment of debt of consolidated VIEs in our consolidated statements of cash flows. During the years ended December 31, 2019, 2018 and 2017, we acquired $8.6 million, $27.7 million and $30.9 million, respectively, of net real estate assets from consolidated CMBS trusts for a total gross purchase price of $8.8 million, $28.0 million and $31.3 million, respectively. Refer to Note 3 for further discussion of these acquisitions.

Other Related-Party Arrangements

During the year ended December 31, 2016, we established a co-investment fund which provides key personnel with the opportunity to invest in certain properties included in our REIS Equity Portfolio. These personnel include certain of our employees as well as employees of affiliates of our Manager (collectively, “Fund Participants”). The fund carries an aggregate commitment of $15.0 million and owns a 10% equity interest in certain REIS Equity Portfolio properties acquired subsequent to January 1, 2015. As of December 31, 2019, Fund Participants have funded $4.9 million of the capital commitment, and it is our current expectation that there will be no additional funding of the commitment. The capital contributed by Fund Participants is reflected on our consolidated balance sheets as non-controlling interests in consolidated subsidiaries. In an effort to retain key personnel, the fund provides for disproportionate distributions which allows Fund Participants to earn an incremental 60% on all operating cash flows attributable to their capital account, net of a 5% preferred return to us as general partner of the fund. Amounts earned by Fund Participants pursuant to this waterfall are reflected within net income attributable to non-controlling interests in our consolidated statements of operations. During the years ended December 31, 2019, 2018 and 2017, the non-controlling interests related to this fund received cash distributions of $1.3 million, $2.0 million and $1.4 million, respectively.

During the years ended December 31, 2019 and 2018, we engaged Highmark Residential (“Highmark”) (formerly known as Milestone Management), an affiliate of our Manager, to provide property management services for 11 and ten properties within our Woodstar I Portfolio, respectively, bringing the total number of our properties managed by Highmark to 21. Fees paid to Highmark are calculated as a percentage of gross receipts and are at market terms. During the years ended December 31, 2019 and 2018, property management fees paid to Highmark were $1.6 million and $0.1 million, respectively.

17. Stockholders’ Equity and Non-Controlling Interests

The Company’s authorized capital stock consists of 100,000,000 shares of preferred stock, $0.01 par value per share, and 500,000,000 shares of common stock, $0.01 par value per share.

In May 2014, we established the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”), which provides stockholders with a means of purchasing additional shares of our common stock by reinvesting the cash dividends paid on our common stock and by making additional optional cash purchases. Shares of our common stock purchased under the DRIP Plan will either be issued directly by the Company or purchased in the open market by the plan administrator. The Company may issue up to 11.0 million shares of common stock under the DRIP Plan. During the years ended December 31, 2019, 2018 and 2017, shares issued under the DRIP Plan were not material.

In May 2014, we entered into an amended and restated At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell shares of the Company’s common stock of up to $500.0 million from time to time, through an “at the market” equity offering program. Sales of shares under the ATM Agreement are made by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices. During the years ended December 31, 2019, 2018 and 2017, there were no shares issued under the ATM Agreement.

In September 2014, our board of directors authorized and announced the repurchase of up to $250 million of our outstanding common stock over a period of one year. Subsequent amendments to the repurchase program approved by our board of directors in December 2014, June 2015, January 2016 and February 2017 resulted in the program being (i) amended to increase maximum repurchases to $500.0 million, (ii) expanded to allow for the repurchase of our outstanding Convertible Notes under the program and (iii) extended through January 2019. Purchases made pursuant to the program were made in either the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases were discretionary and subject to economic and market conditions, stock price, applicable legal requirements and other factors. There were no Convertible Note or common stock repurchases under the repurchase program during the years ended December 31, 2019 and 2017. During the year ended December 31, 2018, we repurchased 573,255 shares of common stock for $12.1 million and there were no Convertible Notes repurchases under our repurchase program. The repurchase program expired in January 2019.

During the years ended December 31, 2019 and 2018, we issued 3.6 million shares and 12.4 million shares, respectively, in connection with the settlement of $78.0 million and $263.4 million, respectively, of our 2019 Notes. Refer to Note 11 for further discussion.

Our board of directors declared the following dividends during the years ended December 31 2019, 2018 and 2017:

Declaration Date	Record Date	Ex-Dividend Date	Payment Date	Amount	Frequency
11/8/19	12/31/19	12/30/19	1/15/20	$0.48	Quarterly
8/7/19	9/30/19	9/27/19	10/15/19	0.48	Quarterly
5/8/19	6/28/19	6/27/19	7/15/19	0.48	Quarterly
2/28/19	3/29/19	3/28/19	4/15/19	0.48	Quarterly
11/9/18	12/31/18	12/28/18	1/15/19	0.48	Quarterly
8/8/18	9/28/18	9/27/18	10/15/18	0.48	Quarterly
5/4/18	6/29/18	6/28/18	7/13/18	0.48	Quarterly
2/28/18	3/30/18	3/28/18	4/13/18	0.48	Quarterly
11/8/17	12/29/17	12/28/17	1/12/18	0.48	Quarterly
8/9/17	9/29/17	9/28/17	10/13/17	0.48	Quarterly
5/9/17	6/30/17	6/28/17	7/14/17	0.48	Quarterly
2/23/17	3/31/17	3/29/17	4/14/17	0.48	Quarterly

Equity Incentive Plans

In May 2017, the Company’s shareholders approved the 2017 Manager Equity Plan and the Starwood Property Trust, Inc. 2017 Equity Plan (the “2017 Equity Plan”), which allow for the issuance of up to 11,000,000 stock options, stock appreciation rights, RSAs, RSUs or other equity-based awards or any combination thereof to the Manager, directors, employees, consultants or any other party providing services to the Company. The 2017 Manager Equity Plan succeeds and replaces the Manager Equity Plan and the 2017 Equity Plan succeeds and replaces the Starwood Property Trust, Inc. Equity Plan (the “Equity Plan”) and the Starwood Property Trust, Inc. Non-Executive Director Stock Plan (the “Non-Executive Director Stock Plan”). As of December 31, 2019, 7,498,820 share awards were available to be issued under either the 2017 Manager Equity Plan or the 2017 Equity Plan, determined on a combined basis.

To date, we have only granted RSAs and RSUs under the equity incentive plans. The holders of awards of RSAs or RSUs are entitled to receive dividends or “distribution equivalents” beginning on either the award’s grant date or vest date, depending on the terms of the award.

The table below summarizes our share awards granted or vested under the Manager Equity Plan and the 2017 Manager Equity Plan during the years ended December 31, 2019, 2018 and 2017 (dollar amounts in thousands):

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

During the years ended December 31, 2019, 2018 and 2017, we granted 520,236, 851,170 and 742,516 RSAs, respectively, under the Equity Plan and the 2017 Equity Plan to a select group of eligible participants which includes our employees, directors and employees of our Manager who perform services for us. The awards were granted based on the market price of the Company’s common stock on the respective grant date and generally vest over a three-year period. Expenses related to the vesting of these awards are reflected in general and administrative expenses in our consolidated statements of operations. No RSUs were granted under the Equity Plan and the 2017 Equity Plan during the years ended December 31, 2019, 2018 and 2017.

The following shares of common stock were issued, without restriction, to our Manager as part of the incentive compensation due under the Management Agreement during the years ended December 31, 2019, 2018 and 2017:

Timing of Issuance	Shares of Common Stock Issued	Price per share
November 2019	38,942	$24.08
March 2019	495,363	22.16
November 2018	98,026	21.94
August 2018	131,179	21.67
May 2018	224,071	21.49
March 2018	545,641	20.13
November 2017	239,757	21.64
August 2017	98,061	22.10
May 2017	123,478	21.83
February 2017	418,016	22.84

The following table summarizes our share-based compensation expenses during the years ended December 31, 2019, 2018 and 2017 (in thousands):

	For the year ended December 31,
	2019	2018	2017
Management fees:
Manager incentive fee	$10,082	$20,700	$21,072
2017 Manager Equity Plan (1)	20,255	12,573	10,423
	30,337	33,273	31,495
General and administrative:
2017 Equity Plan (1)	15,900	10,185	7,728
	15,900	10,185	7,728
Total share-based compensation expense (2)	$46,237	$43,458	$39,223
(1)Share-based compensation expense relating to the Manager Equity Plan is reflected within the 2017 Manager Equity Plan. Share-based compensation expense relating to the Non-Executive Director Stock Plan and the Equity Plan are reflected within the 2017 Equity Plan.
(2)The income tax benefit associated with the share-based compensation expense for the years ended December 31, 2019 and 2018 was $1.7 million and $1.3 million, respectively.

Schedule of Non-Vested Shares and Share Equivalents (1)

		2017		Weighted Average
	2017	Manager		Grant Date Fair
	Equity Plan	Equity Plan	Total	Value (per share)
Balance as of January 1, 2019	1,436,445	997,920	2,434,365	$21.52
Granted	520,236	1,200,000	1,720,236	24.01
Vested	(518,298)	(892,323)	(1,410,621)	22.20
Forfeited	(25,213)	—	(25,213)	21.84
Balance as of December 31, 2019	1,413,170	1,305,597	2,718,767	22.74
(1)	Equity-based award activity for awards granted under the Equity Plan and Non-Executive Director Stock Plan is reflected within the 2017 Equity Plan column, and for awards granted under the Manager Equity Plan, within the 2017 Manager Equity Plan column.

The weighted average grant date fair value per share of grants during the years ended December 31, 2019, 2018 and 2017 was $24.01, $21.20 and $22.20, respectively.

Vesting Schedule

	2017 Equity	2017 Manager
	Plan	Equity Plan	Total
2020	799,039	668,701	1,467,740
2021	440,173	391,619	831,792
2022	173,958	245,277	419,235
Total	1,413,170	1,305,597	2,718,767

As of December 31, 2019, there was approximately $49.3 million of total unrecognized compensation costs related to unvested share-based compensation arrangements which are expected to be recognized over a weighted average period of 2.0 years. The total fair value of shares vested during the years ended December 31, 2019, 2018 and 2017 were $33.2 million, $18.3 million and $18.3 million, respectively, as of the respective vesting dates.

Non-Controlling Interests in Consolidated Subsidiaries

As discussed in Note 3, in connection with our Woodstar II Portfolio acquisitions, we issued 10.2 million Class A Units in SPT Dolphin and rights to receive an additional 1.9 million Class A Units if certain contingent events occur. During the years ended December 31, 2019 and 2018, we issued 0.1 million and 1.7 million, respectively, of the total 1.9 million contingent Class A Units to the Contributors. The Class A Units are redeemable for consideration equal to the current share price of the Company’s common stock on a one-for-one basis, with the consideration paid in either cash or the Company’s common stock, at the determination of the Company. During the year ended December 31, 2019, redemptions of 1.0 million of the Class A Units were received and settled in common stock. No Class A Units were redeemed during the year ended December 31, 2018. In consolidation, the outstanding Class A Units are reflected as non-controlling interests in consolidated subsidiaries on our consolidated balance sheets, the balance of which was $235.9 million and $254.9 million as of December 31, 2019 and 2018, respectively.

To the extent SPT Dolphin has sufficient cash available, the Class A Units earn a preferred return indexed to the dividend rate of the Company’s common stock. Any distributions made pursuant to this waterfall are recognized within net income attributable to non-controlling interests in our consolidated statements of operations. During the years ended December 31, 2019 and 2018, we recognized net income attributable to non-controlling interests of $21.6 million and $17.6 million, respectively, associated with these Class A Units. Amounts attributable to the Class A Unitholders were not significant for the year ended December 31, 2017.

As discussed in Note 15, we entered into the CMBS JV within our Investing and Servicing Segment in December 2019. In connection with the formation of this venture, we sold assets totaling $333.0 million to the CMBS JV, including $318.3 million of CMBS, $13.3 million of interests in various existing CMBS joint ventures, and $1.4 million of related interest receivables. We obtained a 51% interest in the venture for cash consideration of $169.8 million, and our joint venture partner obtained a 49% interest for $163.2 million. The $13.3 million of joint venture interests that we contributed into the CMBS JV relate to joint ventures which we consolidate. The CMBS within these ventures carried a fair value of $24.5 million at the time of sale and related non-controlling interests of $11.2 million.

Because the CMBS JV was deemed a VIE for which we were the primary beneficiary (see Note 15), this transaction was not recognized as a sale for GAAP purposes. Instead, the 49% interest of our joint venture partner is reflected as a non-controlling interest in consolidated subsidiaries on our consolidated balance sheet, and any net income attributable to this 49% joint venture interest will be reflected within net income attributable to non-controlling interests in our consolidated statement of operations. The non-controlling interests in CMBS JV was $175.6 million as of December 31, 2019. During the year ended December 31, 2019, net income attributable to non-controlling interests was immaterial.

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

18. Earnings per Share

The following table provides a reconciliation of net income and the number of shares of common stock used in the computation of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Year Ended December 31,
	2019	2018	2017
Basic Earnings
Income attributable to STWD common stockholders	$509,664	$385,830	$400,770
Less: Income attributable to participating shares not already deducted as non-controlling interests	(3,873)	(3,592)	(3,183)
Basic earnings	$505,791	$382,238	$397,587

Diluted Earnings
Income attributable to STWD common stockholders	$509,664	$385,830	$400,770
Less: Income attributable to participating shares not already deducted as non-controlling interests	(3,873)	(3,592)	(3,183)
Add: Interest expense on Convertible Notes (1)	12,354	25,148	—
Add: Loss on extinguishment of Convertible Notes (1)	—	2,099	—
Diluted earnings	$518,145	$409,485	$397,587

Number of Shares:
Basic — Average shares outstanding	279,337	265,279	259,620
Effect of dilutive securities — Convertible Notes (1)	9,805	22,659	1,899
Effect of dilutive securities — Contingently issuable shares	360	546	508
Effect of dilutive securities — Unvested non-participating shares	210	—	52
Diluted — Average shares outstanding	289,712	288,484	262,079

Earnings Per Share Attributable to STWD Common Stockholders:
Basic	$1.81	$1.44	$1.53
Diluted	$1.79	$1.42	$1.52
(1)	Prior to June 30, 2018, the Company had asserted its intent and ability to settle the principal amount of the Convertible Notes in cash. Accordingly, under GAAP, the dilutive effect to EPS was previously determined using the treasury stock method by dividing only the “conversion spread value” of the “in-the-money” Convertible Notes by the Company’s average share price and including the resulting share amount in the diluted EPS denominator. The conversion value of the principal amount of the Convertible Notes was not included. Effective June 30, 2018, the Company no longer asserts its intent to fully settle the principal amount of the Convertible Notes in cash upon conversion. Accordingly, under GAAP, the dilutive effect to EPS for the years ended December 31, 2019 and 2018 is determined using the “if-converted” method whereby interest expense or any loss on extinguishment of our Convertible Notes is added back to the diluted EPS numerator and the full number of potential shares contingently issuable upon their conversion is included in the diluted EPS denominator, if dilutive. Refer to Note 11 for further discussion.

As of December 31, 2019, 2018 and 2017, participating shares of 13.3 million, 13.8 million and 4.2 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above. Such participating shares at December 31, 2019 and 2018 include 11.0 million and 11.9 million potential shares, respectively, of our common stock issuable upon redemption of the Class A Units in SPT Dolphin, as discussed in Note 17.

19. Accumulated Other Comprehensive Income

The changes in AOCI by component are as follows (amounts in thousands):

		Cumulative
		Unrealized Gain
	Effective Portion of	(Loss) on	Foreign
	Cumulative Loss on	Available-for-	Currency
	Cash Flow Hedges	Sale Securities	Translation	Total
Balance at January 1, 2017	$(26)	$44,929	$(8,765)	$36,138
OCI before reclassifications	54	13,055	20,775	33,884
Amounts reclassified from AOCI	(3)	(95)	—	(98)
Net period OCI	51	12,960	20,775	33,786
Balance at December 31, 2017	25	57,889	12,010	69,924
OCI before reclassifications	8	(1,390)	(6,865)	(8,247)
Amounts reclassified from AOCI	(33)	(2,984)	—	(3,017)
Net period OCI	(25)	(4,374)	(6,865)	(11,264)
Balance at December 31, 2018	—	53,515	5,145	58,660
OCI before reclassifications	—	(2,460)	(3,665)	(6,125)
Amounts reclassified from AOCI	—	(59)	(1,544)	(1,603)
Net period OCI	—	(2,519)	(5,209)	(7,728)
Balance at December 31, 2019	$—	$50,996	$(64)	$50,932

The reclassifications out of AOCI impacted the consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017 as follows (amounts in thousands):

	Amounts Reclassified from
	AOCI during the Year			Affected Line Item
	Ended December 31,			in the Statements
Details about AOCI Components	2019	2018	2017	of Operations
Gain (loss) on cash flow hedges:
Interest rate contracts	$—	$33	$3	Interest expense
Unrealized gains on available-for-sale securities:
Interest realized upon collection	59	46	95	Interest income from investment securities
Net realized gain on sale of investment	—	2,938	—	Gain on sale of investments and other assets, net
Total	59	2,984	95
Foreign currency translation:
Foreign currency gain from sale of Ireland Portfolio	1,544	—	—	Gain on sale of investments and other assets, net
Total reclassifications for the period	$1,603	$3,017	$98

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2019 and 2018, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.

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

Fair Value Disclosures

The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the consolidated balance sheets by their level in the fair value hierarchy as of December 31, 2019 and 2018 (amounts in thousands):

	December 31, 2019
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$1,436,194	$—	$—	$1,436,194
RMBS	189,576	—	—	189,576
CMBS	37,360	—	12,352	25,008
Equity security	12,664	12,664	—	—
Domestic servicing rights	16,917	—	—	16,917
Derivative assets	28,943	—	28,943	—
VIE assets	62,187,175	—		62,187,175
Total	$63,908,829	$12,664	$41,295	$63,854,870
Financial Liabilities:
Derivative liabilities	$8,740	$—	$8,740	$—
VIE liabilities	60,743,494	—	58,206,102	2,537,392
Total	$60,752,234	$—	$58,214,842	$2,537,392

	December 31, 2018
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$671,282	$—	$—	$671,282
RMBS	209,079	—	—	209,079
CMBS	41,347	—	16,119	25,228
Equity security	11,893	11,893	—	—
Domestic servicing rights	20,557	—	—	20,557
Derivative assets	52,691	—	52,691	—
VIE assets	53,446,364	—	—	53,446,364
Total	$54,453,213	$11,893	$68,810	$54,372,510
Financial Liabilities:
Derivative liabilities	$15,415	$—	$15,415	$—
VIE liabilities	52,195,042	—	50,753,596	1,441,446
Total	$52,210,457	$—	$50,769,011	$1,441,446

The changes in financial assets and liabilities classified as Level III are as follows for the years ended December 31, 2019 and 2018 (amounts in thousands):

				Domestic
	Loans at			Servicing		VIE
	Fair Value	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
January 1, 2018 balance	$745,743	247,021	24,191	30,759	51,045,874	(2,188,937)	$49,904,651
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	40,217	3,527	2,568	(10,202)	(5,835,225)	1,022,887	(4,776,228)
Net accretion	—	10,932	—	—	—	—	10,932
Included in OCI	—	(4,374)	—	—	—	—	(4,374)
Purchases / Originations	2,276,788	—	3,621	—	—	—	2,280,409
Sales	(2,051,634)	(13,264)	(3,163)	—	—	—	(2,068,061)
Issuances	—	—	—	—	—	(102,474)	(102,474)
Cash repayments / receipts	(144,322)	(34,763)	(23,520)	—	—	(89,747)	(292,352)
Transfers into Level III	—	—	16,845	—	—	(1,043,920)	(1,027,075)
Transfers out of Level III	(195,510)	—	—	—	—	922,985	727,475
Consolidation of VIEs	—	—	—	—	9,885,200	(212,257)	9,672,943
Deconsolidation of VIEs	—	—	4,686	—	(1,649,485)	250,017	(1,394,782)
December 31, 2018 balance	671,282	209,079	25,228	20,557	53,446,364	(1,441,446)	52,931,064
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	71,337	—	505	(3,640)	(1,250,935)	47,308	(1,135,425)
OTTI	—	—	—	—	—	—	—
Net accretion	—	9,945	—	—	—	—	9,945
Included in OCI	—	(2,519)	—	—	—	—	(2,519)
Purchases / Originations	4,015,167	—	5,165	—	—	—	4,020,332
Sales	(2,951,713)	—	(7,326)	—	—	—	(2,959,039)
Issuances	—	—	—	—	—	(116,273)	(116,273)
Cash repayments / receipts	(144,066)	(26,929)	(11,348)	—	—	(16,093)	(198,436)
Transfers into Level III	—	—	5,350	—	—	(1,728,562)	(1,723,212)
Transfers out of Level III	(225,813)	—	—	—	—	991,378	765,565
Consolidation of VIEs	—	—	—	—	10,368,817	(311,748)	10,057,069
Deconsolidation of VIEs	—	—	7,434	—	(377,071)	38,044	(331,593)
December 31, 2019 balance	$1,436,194	$189,576	$25,008	$16,917	$62,187,175	$(2,537,392)	$61,317,478
Amount of total (losses) gains included in earnings attributable to assets still held at:
December 31, 2018	$(3,753)	10,398	(352)	(10,202)	(5,835,225)	1,022,887	$(4,816,247)
December 31, 2019	(4,459)	9,858	(666)	(3,640)	(1,250,935)	47,308	(1,202,534)

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

The following table presents the fair values, all of which are classified in Level III of the fair value hierarchy, of our financial instruments not carried at fair value on the consolidated balance sheets (amounts in thousands):

	December 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets not carried at fair value:
Loans held-for-investment, loans held-for-sale and loans transferred as secured borrowings	$10,034,030	$10,086,372	$9,122,972	$9,178,709
HTM debt securities	570,638	568,727	644,149	643,948
Financial liabilities not carried at fair value:
Secured financing agreements, CLO and secured borrowings on transferred loans	$9,834,108	$9,826,511	$8,757,804	$8,662,548
Unsecured senior notes	1,928,622	2,022,283	1,998,831	1,945,160

The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Carrying Value at	Valuation	Unobservable	Range as of (1)
	December 31, 2019	Technique	Input	December 31, 2019	December 31, 2018
Loans under fair value option	$1,436,194	Discounted cash flow	Yield (b)	3.4% - 5.9%	4.6% - 6.1%
			Duration (c)	1.3 - 11.3 years	2.5 - 14.4 years
RMBS	189,576	Discounted cash flow	Constant prepayment rate (a)	3.1% - 24.9%	3.2% - 25.2%
			Constant default rate (b)	0.5% - 5.0%	1.1% - 5.5%
			Loss severity (b)	0% - 93% (e)	0% - 73% (e)
			Delinquency rate (c)	5% - 29%	4% - 31%
			Servicer advances (a)	27% - 85%	21% - 83%
			Annual coupon deterioration (b)	0% - 1.6%	0% - 1.4%
			Putback amount per projected total collateral loss (d)	0% - 28%	0% - 7%
CMBS	25,008	Discounted cash flow	Yield (b)	0% - 122.9%	0% - 473.5%
			Duration (c)	0 - 9.7 years	0 - 9.7 years
Domestic servicing rights	16,917	Discounted cash flow	Debt yield (a)	7.5%	7.75%
			Discount rate (b)	15%	15%
			Control migration (b)	0% - 80%	0% - 80%
VIE assets	62,187,175	Discounted cash flow	Yield (b)	0% - 690.7%	0% - 290.9%
			Duration (c)	0 - 19.2 years	0 - 20.4 years
VIE liabilities	(2,537,392)	Discounted cash flow	Yield (b)	0% - 690.7%	0% - 290.9%
			Duration (c)	0 - 12.7 years	0 - 13.7 years
(1)	The ranges of significant unobservable inputs are represented in percentages and years.

Sensitivity of the Fair Value to Changes in the Unobservable Inputs

(a)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
(b)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.
(c)	Significant increase (decrease) in the unobservable input in isolation would result in either a significantly lower or higher (higher or lower) fair value measurement depending on the structural features of the security in question.
(d)	Any delay in the putback recovery date leads to a decrease in fair value for the majority of securities in our RMBS portfolio.
(e)	34% and 55% of the portfolio falls within a range of 45% - 80% as of December 31, 2019 and 2018, respectively.

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

Our TRSs engage in various real estate related operations, including special servicing of commercial real estate, originating and securitizing commercial mortgage loans, and investing in entities which engage in real estate-related operations. As of December 31, 2019 and 2018, approximately $1.6 billion and $553.5 million, respectively, of assets were owned by TRS entities. Our TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.

Our income tax provision consisted of the following for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	For the year ended December 31,
	2019	2018	2017
Current
Federal	$4,917	$10,508	$17,495
State	3,182	3,010	3,115
Foreign	977	293	8
Total current	9,076	13,811	20,618
Deferred
Federal	3,869	1,189	10,815
State	287	330	89
Total deferred	4,156	1,519	10,904
Total income tax provision	$13,232	$15,330	$31,522

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

	December 31,
	2019	2018
Deferred tax asset, net
Reserves and accruals	$4,017	$5,161
Domestic intangible assets	8,185	14,022
Lease assets	(1,950)	—
Lease liabilities	2,752	—
Investment in unconsolidated entities	(116)	(1,842)
Deferred income	19	134
Net operating and capital loss carryforwards	885	—
Other U.S. temporary differences	228	702
Net deferred tax assets	$14,020	$18,177

Unrecognized tax benefits were not material as of and during the years ended December 31, 2019 and 2018. The Company’s tax returns are no longer subject to audit for years ended prior to January 1, 2016. The Company had pre-tax income from foreign operations of $0.9 million and $1.4 million during the years ended December 31, 2019 and 2018, respectively. The Company had pre-tax loss from foreign operations of $26.6 million during the year ended December 31, 2017.

The following table is a reconciliation of our U.S. federal income tax determined using our statutory federal tax rate to our reported income tax provision for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands):

	For the Year Ended December 31,
	2019		2018		2017
Federal statutory tax rate	$115,535	21.0%	$89,571	21.0%	$155,501	35.0%
REIT and other non-taxable income	(106,301)	(19.3)%	(77,972)	(18.3)%	(135,830)	(30.6)%
State income taxes	3,034	0.5%	3,038	0.7%	3,091	0.7%
Federal benefit of state tax deduction	(637)	(0.1)%	(638)	(0.1)%	(1,082)	(0.2)%
Changes in tax law	—	—%	—	—%	10,365	2.3%
Other	1,601	0.3%	1,331	0.3%	(523)	(0.1)%
Effective tax rate	$13,232	2.4%	$15,330	3.6%	$31,522	7.1%

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

There were no valuation allowances during the years ended December 31, 2019 and 2018. During the year ended December 31, 2017, $5.5 million of a valuation allowance associated with our deferred tax assets was released to the income tax provision.

22. Commitments and Contingencies

As of December 31, 2019, our Commercial and Residential Lending Segment had future commercial loan funding commitments totaling $3.2 billion, of which we expect to fund $2.9 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions.

As of December 31, 2019, our Infrastructure Lending Segment had future infrastructure loan funding commitments totaling $360.6 million, including $145.1 million under revolvers and letters of credit (“LCs”), and $215.5 million under delayed draw term loans. As of December 31, 2019, $19.7 million of revolvers and LCs were outstanding.

In connection with the Infrastructure Lending Segment acquisition, we assumed guarantees of certain borrowers’ performance under existing interest rate swaps.  As of December 31, 2019, we had seven outstanding guarantees on interest rate swaps maturing between March 2022 and June 2025. Refer to Note 13 for further discussion.

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

Lease Commitment Disclosures

Our lease commitments consist of corporate office leases and ground leases for investment properties, all of which are classified as operating leases. We sublease some of the space within our corporate offices to third parties. Our lease costs and sublease income were as follows (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Operating lease costs	$5,634	$4,962	$4,699
Short-term lease costs	115	210	96
Sublease income	(1,613)	(1,643)	(1,500)
Total lease cost	$4,136	$3,529	$3,295

Information concerning our operating lease liabilities, which are classified within accounts payable, accrued expenses and other liabilities in our consolidated balance sheet as of December 31, 2019, is as follows (dollars in thousands):

For the Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities—operating	$5,215

	December 31, 2019
Weighted-average remaining lease term	6.0	years
Weighted-average discount rate	4.4%

Future maturity of operating lease liabilities:
2020	$6,163
2021	3,480
2022	1,272
2023	1,281
2024	6,206
Thereafter	1,002
Total	19,404
Less interest component	(2,316)
Operating lease liability	$17,088

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

The table below presents our results of operations for the year ended December 31, 2019 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$610,316	$99,580	$—	$14,117	$—	$724,013	$—	$724,013
Interest income from investment securities	81,255	6,318	—	117,663	—	205,236	(128,607)	76,629
Servicing fees	423	—	—	69,962	—	70,385	(16,089)	54,296
Rental income	—	—	287,094	50,872	—	337,966	—	337,966
Other revenues	1,038	751	409	1,317	26	3,541	(26)	3,515
Total revenues	693,032	106,649	287,503	253,931	26	1,341,141	(144,722)	1,196,419
Costs and expenses:
Management fees	1,495	—	—	72	117,404	118,971	161	119,132
Interest expense	222,118	62,836	76,838	33,621	113,964	509,377	(648)	508,729
General and administrative	29,481	18,260	6,232	87,115	13,681	154,769	343	155,112
Acquisition and investment pursuit costs	1,351	75	217	(587)	—	1,056	—	1,056
Costs of rental operations	2,691	—	95,370	24,921	—	122,982	—	122,982
Depreciation and amortization	1,091	83	92,561	19,587	—	113,322	—	113,322
Loan loss provision, net	2,616	4,510	—	—	—	7,126	—	7,126
Other expense	307	—	1,693	365	—	2,365	—	2,365
Total costs and expenses	261,150	85,764	272,911	165,094	245,049	1,029,968	(144)	1,029,824
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	236,309	236,309
Change in fair value of servicing rights	—	—	—	(1,468)	—	(1,468)	(2,172)	(3,640)
Change in fair value of investment securities, net	(1,084)	—	—	89,206	—	88,122	(87,289)	833
Change in fair value of mortgage loans held-for-sale, net	10,462	—	—	61,139	—	71,601	—	71,601
Earnings (loss) from unconsolidated entities	10,649	—	(114,362)	4,166	—	(99,547)	(1,807)	(101,354)
Gain on sale of investments and other assets, net	4,619	3,041	119,746	60,622	—	188,028	—	188,028
(Loss) gain on derivative financial instruments, net	(20,325)	(3,349)	(1,284)	(7,414)	26,062	(6,310)	—	(6,310)
Foreign currency gain (loss), net	17,342	205	37	(2)	—	17,582	—	17,582
Loss on extinguishment of debt	(857)	(11,357)	(4,745)	(845)	(1,466)	(19,270)	—	(19,270)
Other (loss) income, net	—	(50)	(100)	16	(73)	(207)	—	(207)
Total other income (loss)	20,806	(11,510)	(708)	205,420	24,523	238,531	145,041	383,572
Income (loss) before income taxes	452,688	9,375	13,884	294,257	(220,500)	549,704	463	550,167
Income tax (provision) benefit	(4,818)	89	(393)	(8,110)	—	(13,232)	—	(13,232)
Net income (loss)	447,870	9,464	13,491	286,147	(220,500)	536,472	463	536,935
Net income attributable to non-controlling interests	(392)	—	(21,630)	(4,786)	—	(26,808)	(463)	(27,271)
Net income (loss) attributable to Starwood Property Trust, Inc.	$447,478	$9,464	$(8,139)	$281,361	$(220,500)	$509,664	$—	$509,664

The table below presents our results of operations for the year ended December 31, 2018 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$576,564	$28,995	$—	$14,984	$—	$620,543	$—	$620,543
Interest income from investment securities	50,063	1,095	—	127,100	—	178,258	(121,419)	56,839
Servicing fees	421	—	—	103,866	—	104,287	(25,521)	78,766
Rental income	—	—	292,453	57,231	—	349,684	—	349,684
Other revenues	902	619	444	1,299	360	3,624	(176)	3,448
Total revenues	627,950	30,709	292,897	304,480	360	1,256,396	(147,116)	1,109,280
Costs and expenses:
Management fees	1,838	—	—	72	127,133	129,043	412	129,455
Interest expense	160,769	20,949	75,192	27,459	124,805	409,174	(986)	408,188
General and administrative	26,324	5,631	7,113	84,978	11,747	135,793	339	136,132
Acquisition and investment pursuit costs	2,490	6,806	(46)	(663)	—	8,587	—	8,587
Costs of rental operations	—	—	99,632	27,436	—	127,068	—	127,068
Depreciation and amortization	76	—	110,684	21,889	—	132,649	—	132,649
Loan loss provision, net	34,821	—	—	—	—	34,821	—	34,821
Other expense	307	—	(27)	452	—	732	—	732
Total costs and expenses	226,625	33,386	292,548	161,623	263,685	977,867	(235)	977,632
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	165,892	165,892
Change in fair value of servicing rights	—	—	—	(14,373)	—	(14,373)	4,171	(10,202)
Change in fair value of investment securities, net	(2,765)	—	—	33,229	—	30,464	(20,119)	10,345
Change in fair value of mortgage loans held-for-sale, net	(6,851)	—	—	47,373	—	40,522	—	40,522
Earnings from unconsolidated entities	5,063	—	3,658	3,809	—	12,530	(1,990)	10,540
Gain on sale of investments and other assets, net	4,019	—	28,468	26,557	—	59,044	—	59,044
Gain (loss) on derivative financial instruments, net	17,654	1,821	22,756	(298)	(7,330)	34,603	—	34,603
Foreign currency loss, net	(7,816)	(1,425)	(2)	(2)	—	(9,245)	—	(9,245)
Loss on extinguishment of debt	(730)	—	(2,661)	(318)	(2,099)	(5,808)	—	(5,808)
Other income (loss), net	43	—	508	(1,363)	—	(812)	—	(812)
Total other income (loss)	8,617	396	52,727	94,614	(9,429)	146,925	147,954	294,879
Income (loss) before income taxes	409,942	(2,281)	53,076	237,471	(272,754)	425,454	1,073	426,527
Income tax provision	(2,801)	(292)	(7,549)	(4,688)	—	(15,330)	—	(15,330)
Net income (loss)	407,141	(2,573)	45,527	232,783	(272,754)	410,124	1,073	411,197
Net income attributable to non-controlling interests	(1,451)	—	(17,623)	(5,220)	—	(24,294)	(1,073)	(25,367)
Net income (loss) attributable to Starwood Property Trust, Inc.	$405,690	$(2,573)	$27,904	$227,563	$(272,754)	$385,830	$—	$385,830

The table below presents our results of operations for the year ended December 31, 2017 by business segment (amounts in thousands):

	Commercial and
	Residential		Investing
	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$499,806	$—	$14,008	$—	$513,814	$—	$513,814
Interest income from investment securities	46,710	—	134,743	—	181,453	(128,640)	52,813
Servicing fees	711	—	111,158	—	111,869	(50,423)	61,446
Rental income	—	198,466	50,534	—	249,000	—	249,000
Other revenues	686	645	1,794	—	3,125	(310)	2,815
Total revenues	547,913	199,111	312,237	—	1,059,261	(179,373)	879,888
Costs and expenses:
Management fees	1,933	—	72	120,387	122,392	307	122,699
Interest expense	107,167	46,552	19,840	123,201	296,760	(1,094)	295,666
General and administrative	19,981	4,734	94,625	9,911	129,251	336	129,587
Acquisition and investment pursuit costs	3,240	375	(143)	—	3,472	—	3,472
Costs of rental operations	—	72,208	22,050	—	94,258	—	94,258
Depreciation and amortization	66	73,538	19,999	—	93,603	—	93,603
Loan loss provision, net	(5,458)	—	—	—	(5,458)	—	(5,458)
Other expense	149	110	1,163	—	1,422	—	1,422
Total costs and expenses	127,078	197,517	157,606	253,499	735,700	(451)	735,249
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	252,434	252,434
Change in fair value of servicing rights	—	—	(30,315)	—	(30,315)	5,992	(24,323)
Change in fair value of investment securities, net	175	—	54,333	—	54,508	(58,319)	(3,811)
Change in fair value of mortgage loans held-for-sale, net	2,324	—	64,663	—	66,987	—	66,987
Earnings (loss) from unconsolidated entities	3,365	(27,685)	68,192	—	43,872	(13,367)	30,505
(Loss) gain on sale of investments and other assets, net	(59)	77	20,481	—	20,499	—	20,499
Loss on derivative financial instruments, net	(35,262)	(32,333)	(2,497)	(2,440)	(72,532)	—	(72,532)
Foreign currency gain, net	33,651	14	6	—	33,671	—	33,671
OTTI	(109)	—	—	—	(109)	—	(109)
Loss on extinguishment of debt	—	—	—	(5,915)	(5,915)	—	(5,915)
Other income, net	—	7	1,105	1,745	2,857	(613)	2,244
Total other income (loss)	4,085	(59,920)	175,968	(6,610)	113,523	186,127	299,650
Income (loss) before income taxes	424,920	(58,326)	330,599	(260,109)	437,084	7,205	444,289
Income tax provision	(143)	(249)	(31,130)	—	(31,522)	—	(31,522)
Net income (loss)	424,777	(58,575)	299,469	(260,109)	405,562	7,205	412,767
Net income attributable to non-controlling interests	(1,419)	—	(3,373)	—	(4,792)	(7,205)	(11,997)
Net income (loss) attributable to Starwood Property Trust, Inc.	$423,358	$(58,575)	$296,096	$(260,109)	$400,770	$—	$400,770

The table below presents our consolidated balance sheet as of December 31, 2019 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$26,278	$2,209	$30,123	$61,693	$356,864	$477,167	$1,221	$478,388
Restricted cash	36,135	41,967	7,171	10,370	—	95,643	—	95,643
Loans held-for-investment, net	9,187,332	1,397,448	—	1,294	—	10,586,074	—	10,586,074
Loans held-for-sale	605,384	119,528	—	159,238	—	884,150	—	884,150
Investment securities	992,974	45,153	—	1,177,148	—	2,215,275	(1,405,037)	810,238
Properties, net	26,834	—	2,029,024	210,582	—	2,266,440	—	2,266,440
Intangible assets	—	—	47,303	64,644	—	111,947	(26,247)	85,700
Investment in unconsolidated entities	46,921	25,862	—	32,183	—	104,966	(20,637)	84,329
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Derivative assets	14,718	7	3	7	14,208	28,943	—	28,943
Accrued interest receivable	45,996	3,134	133	2,388	13,242	64,893	(806)	64,087
Other assets	59,170	6,101	82,910	54,238	8,911	211,330	(7)	211,323
VIE assets, at fair value	—	—	—	—	—	—	62,187,175	62,187,175
Total Assets	$11,041,742	$1,760,818	$2,196,667	$1,914,222	$393,225	$17,306,674	$60,735,662	$78,042,336
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$30,594	$6,443	$48,370	$73,021	$53,494	$211,922	$84	$212,006
Related-party payable	—	—	—	5	40,920	40,925	—	40,925
Dividends payable	—	—	—	—	137,427	137,427	—	137,427
Derivative liabilities	7,698	750	—	292	—	8,740	—	8,740
Secured financing agreements, net	5,038,876	1,217,066	1,698,334	574,507	391,215	8,919,998	(13,950)	8,906,048
Collateralized loan obligations, net	928,060	—	—	—	—	928,060	—	928,060
Unsecured senior notes, net	—	—	—	—	1,928,622	1,928,622	—	1,928,622
VIE liabilities, at fair value	—	—	—	—	—	—	60,743,494	60,743,494
Total Liabilities	6,005,228	1,224,259	1,746,704	647,825	2,551,678	12,175,694	60,729,628	72,905,322
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	2,874	2,874	—	2,874
Additional paid-in capital	1,522,360	529,668	208,650	(123,210)	2,995,064	5,132,532	—	5,132,532
Treasury stock	—	—	—	—	(104,194)	(104,194)	—	(104,194)
Accumulated other comprehensive income (loss)	50,996	—	—	(64)	—	50,932	—	50,932
Retained earnings (accumulated deficit)	3,463,158	6,891	5,431	1,194,998	(5,052,197)	(381,719)	—	(381,719)
Total Starwood Property Trust, Inc. Stockholders’ Equity	5,036,514	536,559	214,081	1,071,724	(2,158,453)	4,700,425	—	4,700,425
Non-controlling interests in consolidated subsidiaries	—	—	235,882	194,673	—	430,555	6,034	436,589
Total Equity	5,036,514	536,559	449,963	1,266,397	(2,158,453)	5,130,980	6,034	5,137,014
Total Liabilities and Equity	$11,041,742	$1,760,818	$2,196,667	$1,914,222	$393,225	$17,306,674	$60,735,662	$78,042,336

The table below presents our consolidated balance sheet as of December 31, 2018 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$14,385	$13	$27,408	$31,449	$164,015	$237,270	$2,554	$239,824
Restricted cash	28,324	175,659	25,144	11,679	7,235	248,041	—	248,041
Loans held-for-investment, net	7,072,220	1,456,779	—	3,357	—	8,532,356	—	8,532,356
Loans held-for-sale	670,155	469,775	—	47,622	—	1,187,552	—	1,187,552
Loans transferred as secured borrowings	74,346	—	—	—	—	74,346	—	74,346
Investment securities	1,050,920	60,768	—	998,820	—	2,110,508	(1,204,040)	906,468
Properties, net	—	—	2,512,847	272,043	—	2,784,890	—	2,784,890
Intangible assets	—	—	90,889	78,219	—	169,108	(24,075)	145,033
Investment in unconsolidated entities	35,274	—	114,362	44,129	—	193,765	(22,000)	171,765
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Derivative assets	18,174	1,066	32,733	718	—	52,691	—	52,691
Accrued interest receivable	39,862	6,982	359	616	13,177	60,996	(641)	60,355
Other assets	13,958	20,472	67,098	49,363	2,057	152,948	(26)	152,922
VIE assets, at fair value	—	—	—	—	—	—	53,446,364	53,446,364
Total Assets	$9,017,618	$2,310,923	$2,870,840	$1,678,452	$186,484	$16,064,317	$52,198,136	$68,262,453
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$26,508	$26,476	$67,415	$75,655	$21,467	$217,521	$142	$217,663
Related-party payable	—	—	—	53	43,990	44,043	—	44,043
Dividends payable	—	—	—	—	133,466	133,466	—	133,466
Derivative liabilities	1,290	477	37	1,423	12,188	15,415	—	15,415
Secured financing agreements, net	4,405,599	1,524,551	1,884,187	585,258	297,920	8,697,515	(13,950)	8,683,565
Unsecured senior notes, net	—	—	—	—	1,998,831	1,998,831	—	1,998,831
Secured borrowings on transferred loans	74,239	—	—	—	—	74,239	—	74,239
VIE liabilities, at fair value	—	—	—	—	—	—	52,195,042	52,195,042
Total Liabilities	4,507,636	1,551,504	1,951,639	662,389	2,507,862	11,181,030	52,181,234	63,362,264
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	2,808	2,808	—	2,808
Additional paid-in capital	1,430,503	761,992	645,561	87,779	2,069,321	4,995,156	—	4,995,156
Treasury stock	—	—	—	—	(104,194)	(104,194)	—	(104,194)
Accumulated other comprehensive income (loss)	53,516	—	5,208	(64)	—	58,660	—	58,660
Retained earnings (accumulated deficit)	3,015,676	(2,573)	13,570	913,642	(4,289,313)	(348,998)	—	(348,998)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,499,695	759,419	664,339	1,001,357	(2,321,378)	4,603,432	—	4,603,432
Non-controlling interests in consolidated subsidiaries	10,287	—	254,862	14,706	—	279,855	16,902	296,757
Total Equity	4,509,982	759,419	919,201	1,016,063	(2,321,378)	4,883,287	16,902	4,900,189
Total Liabilities and Equity	$9,017,618	$2,310,923	$2,870,840	$1,678,452	$186,484	$16,064,317	$52,198,136	$68,262,453

Revenues generated from foreign sources were $115.6 million, $90.5 million and $82.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. The majority of our revenues generated from foreign sources are derived from the United Kingdom and Ireland. Refer to Schedules III and IV for a detailed listing of the properties and loans held by the Company, including their respective geographic locations.

24. Quarterly Financial Data (Unaudited)

The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations (amounts in thousands, except per share amounts):

	For the Three-Month Periods Ended
	March 31	June 30	September 30	December 31
2019:
Revenues	$310,480	$311,181	$288,330	$286,428
Net income	76,508	132,446	150,001	177,980
Net income attributable to Starwood Property Trust, Inc.	70,383	127,016	140,396	171,869
Earnings per share — Basic	0.25	0.45	0.50	0.61
Earnings per share — Diluted	0.25	0.45	0.49	0.60

2018:
Revenues	$260,587	$269,556	$285,719	$293,418
Net income	104,794	117,090	89,381	99,932
Net income attributable to Starwood Property Trust, Inc.	99,932	109,230	84,536	92,132
Earnings per share — Basic	0.38	0.41	0.31	0.33
Earnings per share — Diluted	0.38	0.40	0.31	0.33

Annual EPS may not equal the sum of each quarter’s EPS due to rounding and other computational factors.

25. Subsequent Events

Our significant events subsequent to December 31, 2019 were as follows:

Residential Mortgage Loan Securitization

In February 2020, we securitized residential mortgage loans held-for-sale with a principal balance of $381.3 million.

Dividend Declaration

On February 25, 2020, our board of directors declared a dividend of $0.48 per share for the first quarter of 2020, which is payable on April 15, 2020 to common stockholders of record as of March 31, 2020.

Starwood Property Trust, Inc. and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation

December 31, 2019

(Dollars in thousands)

		Initial Cost		Costs	Gross Amounts Carried at
		to Company		Capitalized	December 31, 2019
Property Type /			Depreciable	Subsequent to		Depreciable			Accumulated	Acquisition
Geographic Location	Encumbrances	Land	Property	Acquisition(1)	Land	Property	Total		Depreciation(3)	Date
Aggregated Properties
Hotel—U.S., Midwest (1 property)	$—	$—	$5,565	$929	$—	$6,494	$6,494		$(1,807)	Feb-18
Medical office—U.S., Midwest (7 properties)	78,048	2,764	97,802	503	2,764	98,305	101,069		(9,705)	Dec-16
Medical office—U.S., North East (7 properties)	191,661	11,283	176,999	—	11,283	176,999	188,282		(16,437)	Dec-16
Medical office—U.S., South East (6 properties)	107,252	7,930	117,740	159	7,930	117,899	125,829		(11,555)	Dec-16
Medical office—U.S., South West (8 properties)	125,345	15,921	126,842	667	15,921	127,509	143,430		(13,493)	Dec-16
Medical office—U.S., West (6 properties)	97,694	13,415	107,844	488	13,415	108,332	121,747		(12,243)	Dec-16
Mixed Use—U.S., West (1 property)	8,667	1,002	14,323	246	1,002	14,569	15,571		(1,659)	Feb-16
Multifamily—U.S., South East (60 properties)	930,351	251,084	926,809	31,202	251,113	957,982	1,209,095		(113,293)	Oct-15 to Aug-19
Office—U.S., North East (1 property)	17,474	7,250	10,614	2,538	7,250	13,152	20,402		(1,505)	May-18
Office—U.S., South East (2 properties)	23,809	7,081	31,528	3,503	7,081	35,031	42,112		(7,585)	May-16 to Oct-16
Office—U.S., South West (2 properties)	28,334	8,188	28,019	2,252	8,188	30,271	38,459		(2,735)	Sep-17 to Feb-18
Office—U.S., West (1 property)	15,448	—	4,261	5,592	—	9,853	9,853		(1,301)	Oct-17
Retail—U.S., Mid Atlantic (1 property)	11,438	6,432	6,315	11,940	6,432	18,255	24,687		(1,985)	Mar-16
Retail—U.S., Midwest (7 properties)	79,300	24,384	109,445	1,354	24,384	110,799	135,183		(9,573)	Nov-15 to Sep-17
Retail—U.S., North East (1 property)	11,580	472	12,260	568	472	12,828	13,300		(1,877)	Nov-15
Retail—U.S., South East (5 properties)	42,200	21,353	60,618	49	21,353	60,667	82,020		(4,352)	Sep-16 to Sep-17
Retail—U.S., South West (6 properties)	76,894	37,458	78,579	90	37,458	78,669	116,127		(8,012)	Oct-14 to Sep-17
Retail—U.S., West (2 properties)	33,000	18,633	36,794	—	18,633	36,794	55,427		(2,875)	Sep-17
Self-storage—U.S., North East (1 property)	14,500	2,202	11,498	172	2,202	11,670	13,872		(1,361)	Dec-15
Industrial—U.S., South East (2 properties)	—	10,121	17,295	255	10,121	17,550	27,671		(837)	Mar-19 to Apr-19
	$1,892,995	$446,973	$1,981,150	$62,507	$447,002	$2,043,628	$2,490,630	(2)	$(224,190)

Notes to Schedule III:

(1)	No material costs subsequent to acquisition were capitalized to land.

(2)	The aggregate cost for federal income tax purposes is $2.6 billion.

(3)	Depreciation is computed based upon estimated useful lives as described in Note 7 to the Consolidated Financial Statements.

The following schedule presents our real estate activity during the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Beginning balance, January 1	$2,972,803	$2,755,050	$1,986,285
Additions during the year:
Acquisitions (1)	8,472	445,170	725,955
Acquisitions through foreclosure	27,416	—	—
Improvements	30,865	25,764	18,575
Contingent consideration issued	2,877	38,211	—
Measurement period adjustments	—	—	660
Foreign currency translation	—	—	59,508
Total additions	69,630	509,145	804,698
Deductions during the year:
Costs of real estate sold	(535,417)	(269,989)	(35,774)
Foreign currency translation	(15,702)	(21,260)	—
Other	(684)	(143)	(159)
Total deductions	(551,803)	(291,392)	(35,933)
Ending balance, December 31	$2,490,630	$2,972,803	$2,755,050
(1)	Refer to Note 16 to the Consolidated Financial Statements for a discussion of property acquisitions from related parties.

The following schedule presents activity within accumulated depreciation during the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Beginning balance, January 1	$187,913	$107,569	$41,565
Depreciation expense	92,024	91,188	65,253
Disposition/write-offs	(54,260)	(9,389)	(1,785)
Foreign currency translation	(1,487)	(1,455)	2,536
Ending balance, December 31	$224,190	$187,913	$107,569

Starwood Property Trust, Inc. and Subsidiaries

Schedule IV—Mortgage Loans on Real Estate

December 31, 2019

(Dollars in thousands)

	Prior	Face	Carrying		Payment	Maturity	Principal Amount of
Description/ Location	Liens (1)	Amount	Amount	Interest Rate (2)	Terms (3)	Date (4)	Delinquent Loans
Individually Significant First Mortgages: (5)
Mixed Use, Birmingham, United Kingdom	$—	$331,342	$327,235	3GBP+4.35%	I/O	1/11/2024	$—
Multifamily, Various, United Kingdom	—	301,709	299,822	3GBP+4.50%	I/O	10/26/2021	—
Office, Irvine, CA	—	303,516	302,496	L+2.25% to 4.50%	I/O	9/9/2020	—
Aggregated First Mortgages: (5)
Hotel, International, Floating (3 mortgages)	N/A	N/A	33,265	3EU+4.90%	N/A	2022	—
Hotel, International, Floating (2 mortgages)	N/A	N/A	32,798	L+3.00% to 9.00%	N/A	2021	—
Hotel, Mid Atlantic, Floating (4 mortgages)	N/A	N/A	95,277	L+2.00% to 6.80%	N/A	2022	—
Hotel, Midwest, Floating (4 mortgages)	N/A	N/A	53,482	L+2.25% to 8.63%	N/A	2020	—
Hotel, North East, Floating (4 mortgages)	N/A	N/A	159,787	L+2.50% to 10.00%	N/A	2020-2023	—
Hotel, South East, Floating (4 mortgages)	N/A	N/A	59,462	L+2.40% to 7.40%	N/A	2022	—
Hotel, South West, Floating (8 mortgages)	N/A	N/A	158,577	L+2.00% to 7.67%	N/A	2023	—
Hotel, Various, Floating (9 mortgages)	N/A	N/A	364,603	L+2.00% to 10.50%	N/A	2021	—
Hotel, West, Floating (17 mortgages)	N/A	N/A	414,745	L+2.00% to 9.50%	N/A	2021-2024	—
Industrial, South East, Fixed (4 mortgages)	N/A	N/A	37,365	8.18%	N/A	2024	—
Mixed Use, International, Fixed (1 mortgage)	N/A	N/A	27,069	8.50%	N/A	2021	—
Mixed Use, International, Floating (2 mortgages)	N/A	N/A	98,646	3EU+4.85%	N/A	2023	—
Mixed Use, International, Floating (3 mortgages)	N/A	N/A	118,001	GBP+3.15% to 5.75%	N/A	2020-2022	—
Mixed Use, Mid Atlantic, Floating (1 mortgage)	N/A	N/A	3,796	L+3.15%	N/A	2024	—
Mixed Use, South East, Fixed (4 mortgages)	N/A	N/A	108,133	5.00% to 12.00%	N/A	2024	—
Mixed Use, South West, Floating (10 mortgages)	N/A	N/A	129,970	L+2.50% to 10.00%	N/A	2020-2022	—
Mixed Use, West, Floating (2 mortgages)	N/A	N/A	208,279	L+6.37%	N/A	2020	—
Multi-family, International, Fixed (1 mortgage)	N/A	N/A	10,655	8.00%	N/A	2021	—
Multi-family, Midwest, Fixed (1 mortgage)	N/A	N/A	1,294	6.28%	N/A	2024	—
Multi-family, Mid Atlantic, Floating (2 mortgages)	N/A	N/A	89,970	L+1.75% to 5.75%	N/A	2023	—
Multi-family, North East, Floating (7 mortgages)	N/A	N/A	280,322	L+1.85% to 6.45%	N/A	2021-2023	—
Multi-family, South West, Floating (10 mortgages)	N/A	N/A	183,159	L+2.50% to 3.00%	N/A	2021-2022	—
Multi-family, West, Floating (4 mortgages)	N/A	N/A	24,201	L+3.75% to 9.25%	N/A	2020	—
Office, International, Fixed (1 mortgage)	N/A	N/A	151,772	5.35%	N/A	2021	—
Office, International, Floating (2 mortgages)	N/A	N/A	259,567	3GBP+3.50% to 3.65%	N/A	2023	—
Office, International, Floating (2 mortgages)	N/A	N/A	26,780	EUR+6.00% to 7.80%	N/A	2021-2022	—
Office, Mid Atlantic, Floating (25 mortgages)	N/A	N/A	609,434	L+1.75% to 7.50%	N/A	2021-2023	—
Office, Midwest, Floating (6 mortgages)	N/A	N/A	129,593	L+1.75% to 9.75%	N/A	2021	—
Office, North East, Floating (22 mortgages)	N/A	N/A	826,429	L+2.80% to 12.00%	N/A	2020-2023	—
Office, South East, Floating (4 mortgages)	N/A	N/A	126,443	L+2.00% to 8.25%	N/A	2020	—
Office, South West, Floating (11 mortgages)	N/A	N/A	271,045	L+2.00% to 8.55%	N/A	2020-2023	—
Office, West, Floating (19 mortgages)	N/A	N/A	631,645	L+1.25% to 8.60%	N/A	2021-2024	—
Other, Midwest, Floating (4 mortgages)	N/A	N/A	59,729	L+4.50% to 11.17%	N/A	2021	—
Other, Various, Fixed (1 mortgage)	N/A	N/A	40,583	10.00%	N/A	2025	—
Other, Various, Floating (1 mortgage)	N/A	N/A	76,583	3M L+4.00%	N/A	2024	—
Other, West, Floating (4 mortgages)	N/A	N/A	24,356	L+7.00%	N/A	2021	—
Residential, North East, Fixed (1 mortgage)	N/A	N/A	31,855	8.00%	N/A	2020	16,167
Residential, North East, Floating (16 mortgages)	N/A	N/A	727,851	L+2.50% to 8.60%	N/A	2020-2022	49,149
Residential, West, Floating (3 mortgages)	N/A	N/A	34,118	L+2.75% to 8.75%	N/A	2021	—
Residential, Various, Fixed (1,197 mortgages)	N/A	N/A	671,572	3.25% to 9.00%	N/A	2013-2019	5,619
Retail, Midwest, Floating (4 mortgages)	N/A	N/A	40,436	L+2.75% to 10.75%	N/A	2020	—
Retail, North East, Floating (1 mortgage)	N/A	N/A	167,678	L+7.25%	N/A	2021	—
Retail, South West, Floating (8 mortgages)	N/A	N/A	71,350	L+2.25% to 15.25%	N/A	2020	—
Retail, West, Fixed (1 mortgage)	N/A	N/A	503	7.26%	N/A	2023	—
Loans Held-for-Sale, Various, Fixed	N/A	N/A	764,622	3.40% to 9.13%	N/A	2015-2029	2,528
Aggregated Subordinated and Mezzanine Loans: (5)
Hotel, North East, Floating (2 mortgages)	N/A	N/A	36,167	L+7.55% to 9.00%	N/A	2021	—
Hotel, South East, Floating (3 mortgages)	N/A	N/A	82,947	L+6.75% to 7.04%	N/A	2021-2022	—
Industrial, South East, Fixed (1 mortgage)	N/A	N/A	2,337	8.18%	N/A	2024	—
Industrial, South East, Floating (2 mortgages)	N/A	N/A	21,882	L+12.75%	N/A	2020	—
Mixed Use, International, Floating (1 mortgage)	N/A	N/A	56,515	3EU+7.25%	N/A	2022	—
Mixed Use, South East, Floating (2 mortgages)	N/A	N/A	25,628	L+5.50% to 10.25%	N/A	2021	—
Mixed Use, South West, Floating (1 mortgage)	N/A	N/A	83,353	L+11.85%	N/A	2021	—
Multi-family, Mid Atlantic, Floating (1 mortgage)	N/A	N/A	24,330	L+9.75%	N/A	2022	—
Multi-family, North East, Floating (3 mortgages)	N/A	N/A	62,780	L+7.10% to 9.25%	N/A	2021-2023	—
Office, International, Floating (2 mortgages)	N/A	N/A	23,491	3EU+8.95%	N/A	2024	—
Office, North East, Fixed (2 mortgages)	N/A	N/A	34,456	8.72%	N/A	2023	—
Office, South East, Fixed (1 mortgage)	N/A	N/A	7,245	8.25%	N/A	2020	—
Office, West, Floating (1 mortgage)	N/A	N/A	25,300	L+6.67%	N/A	2022	—
Other, West, Floating (2 mortgages)	N/A	N/A	61,577	L+11.00%	N/A	2021	—
Retail, Midwest, Fixed (2 mortgages)	N/A	N/A	11,977	7.16%	N/A	2024	11,977

	Prior	Face	Carrying			Payment	Maturity	Principal Amount of
Description/ Location	Liens (1)	Amount	Amount		Interest Rate (2)	Terms (3)	Date (4)	Delinquent Loans
Loan Loss Allowance	—	—	(33,415)					—
Prepaid Loan Costs, Net	—	—	(2,230)					—
			$9,890,693	(6)				$85,440

Notes to Schedule IV:

(1)	Represents third party priority liens. Third party portions of pari-passu participations are not considered prior liens. Additionally, excludes the outstanding debt on third party joint ventures of underlying borrowers.

(2)	L = one month LIBOR rate, 3M L = three month LIBOR rate, GBP = one month GBP LIBOR rate, 3GBP = three month GBP LIBOR rate, 3EU = three month EURO LIBOR rate.

(3)	I/O = interest only until maturity.

(4)	Based on management’s judgment of extension options being exercised.

(5)	First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan.

(6)	The aggregate cost for federal income tax purposes is $10.0 billion.

The following schedule presents activity within our Commercial and Residential Lending Segment and Investing and Servicing Segment loan portfolios during the years ended December 31, 2019, 2018 and 2017 (amounts in thousands):

	For the year ended December 31,
	2019	2018	2017
Balance at January 1	$7,806,699	$7,357,034	$5,946,274
Acquisitions/originations/additional funding	8,174,321	6,543,873	5,494,837
Capitalized interest	109,978	62,445	73,784
Basis of loans sold	(3,921,171)	(3,082,347)	(1,634,717)
Loan maturities/principal repayments	(2,387,843)	(3,086,107)	(2,657,696)
Discount accretion/premium amortization	29,775	37,408	38,560
Changes in fair value	71,601	40,522	66,987
Unrealized foreign currency translation gain (loss)	38,050	(26,645)	42,356
Loan loss provision, net	(2,616)	(34,821)	5,458
Loan foreclosures	(27,303)	—	—
Transfer to/from other asset classifications	(798)	(4,663)	(18,809)
Balance at December 31	$9,890,693	$7,806,699	$7,357,034

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

As of December 31, 2019, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, our management has concluded that our internal control over financial reporting as of December 31, 2019 is effective.

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

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2019.

Changes to Internal Control Over Financial Reporting. No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None noted.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item with respect to members of our board of directors and with respect to our Audit Committee will be contained in the Proxy Statement for the 2020 Annual Meeting of Shareholders (“2020 Proxy Statement”) under the captions “Election of Directors” and “Board and Committee Meetings—Audit Committee” and in the chart disclosing Audit Committee membership and is incorporated herein by this reference. Information required by this Item with respect to our executive officers will be contained in the 2020 Proxy Statement under the caption “Executive Officers,” and is incorporated herein by this reference. Information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be contained in the 2020 Proxy Statement under the caption “Delinquent Section 16(a) Reports,” and is incorporated herein by this reference.

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

Item 11. Executive Compensation.

Information required by this Item will be contained in the 2020 Proxy Statement under the captions “Executive Compensation” and “Compensation of Directors” and is incorporated herein by this reference, provided that the Compensation Committee Report shall not be deemed to be “filed” with this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item will be contained in the 2020 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners, Directors and Management” and “Executive Compensation – Equity Compensation Plan Information” and is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item will be contained in the 2020 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Corporate Governance—Determination of Director Independence” and is incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services.

Information required by this Item will be contained in the 2020 Proxy Statement under the captions “Independent Registered Public Accounting Firm” and “Independent Registered Public Accounting Firm – Pre-Approval Policies for Services of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report:
(1)Financial Statements:

See Item 8—“Financial Statements and Supplementary Data”, filed herewith, for a list of financial statements.

(2)Financial Statement Schedules:

Included within Item 8:

Schedule III—Real Estate and Accumulated Depreciation

Schedule IV—Mortgage Loans on Real Estate

(3)Exhibits:

Exhibit No.	Description
2.1

Asset Purchase Agreement, dated August 7, 2018, between Starwood Property Trust, Inc., as buyer, and GE Capital Global Holdings, LLC, as seller (Incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q filed November 9, 2018)

3.1	Articles of Amendment and Restatement of Starwood Property Trust, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed November 16, 2009)
3.2	Amended and Restated Bylaws of Starwood Property Trust, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed March 17, 2014)
4.1

Indenture for Senior Debt Securities between the Company and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-3 (File No. 333-210560) filed April 1, 2016)

4.2

First Supplemental Indenture, dated as of February 15, 2013, between the Company and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed February 15, 2013)

4.3

Second Supplemental Indenture, dated as of July 3, 2013, between the Company and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed July 3, 2013)

4.4

Third Supplemental Indenture, dated as of October 8, 2014, between the Company and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed October 8, 2014)

Exhibit No.	Description
4.5

Fourth Supplemental Indenture, dated as of March 29, 2017, between the Company and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed March 29, 2017)

4.6	Form of 4.375% Convertible Senior Notes due 2023 (Incorporated by reference as Exhibit A to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed March 29, 2017)
4.7

Indenture, dated as of December 16, 2016, between Starwood Property Trust, Inc. and The Bank of New York Mellon, as trustee (including the form of the Company’s 5.000% Senior Notes due 2021) (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 21, 2016)

4.8

Registration Rights Agreement, dated as of December 16, 2016, between Starwood Property Trust, Inc. and J.P. Morgan Securities LLC, as representative of the initial purchasers (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed December 21, 2016)

4.9

Indenture, dated as of December 4, 2017, between Starwood Property Trust, Inc. and The Bank of New York Mellon, as trustee (including the form of Starwood Property Trust, Inc.’s 4.750% Senior Notes due 2025) (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 4, 2017)

4.10

Registration Rights Agreement, dated as of December 4, 2017, between Starwood Property Trust, Inc. and J.P. Morgan Securities LLC, as representative of the initial purchasers (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed December 4, 2017)

4.11

Registration Rights Agreement, dated as of December 28, 2017, among Starwood Property Trust, Inc. and the persons listed on Schedule I thereto (Incorporated by reference to Exhibit 4.13 of the Company’s Annual Report on Form 10-K filed February 28, 2018)

4.12

Indenture, dated as of January 29, 2018, between Starwood Property Trust, Inc. and The Bank of New York Mellon, as trustee (including the form of Starwood Property Trust, Inc.’s 3.625% Senior Notes due 2021) (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed January 29, 2018)

4.13

Registration Rights Agreement, dated as of January 29, 2018, between Starwood Property Trust, Inc. and J.P. Morgan Securities LLC, as representative of the initial purchasers (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed January 29, 2018)

4.14	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1

Registration Rights Agreement, dated August 17, 2009, among Starwood Property Trust, Inc., SPT Investment, LLC and SPT Management, LLC (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed November 16, 2009)

10.2

Management Agreement, dated August 17, 2009, among SPT Management, LLC and Starwood Property Trust, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed November 16, 2009)

10.3

Amendment No. 1, dated May 7, 2012, to Management Agreement, dated August 17, 2009, as amended, between Starwood Property Trust, Inc. and SPT Management, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 8, 2012)

Exhibit No.	Description
10.4

Amendment No. 2, dated December 4, 2014, to Management Agreement, dated August 17, 2009, as amended, between Starwood Property Trust, Inc. and SPT Management, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 5, 2014)

10.5

Amendment No. 3, dated August 4, 2016, to Management Agreement, dated August 17, 2009, as amended, between Starwood Property Trust, Inc. and SPT Management, LLC (Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K filed February 23, 2017)

10.6

Amendment No. 4, dated February 15, 2018 and effective as of December 28, 2017, to Management Agreement, dated August 17, 2009, as amended, between Starwood Property Trust, Inc. and SPT Management, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 22, 2018)

10.7

Co-Investment and Allocation Agreement, dated August 17, 2009, among Starwood Property Trust, Inc., SPT Management, LLC and Starwood Capital Group Global, L.P. (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed November 16, 2009)

10.8

Amendment No. 1, dated as of June 19, 2015, to the Co-Investment and Allocation Agreement, dated as of August 17, 2009, by and among Starwood Property Trust, Inc., SPT Management, LLC and Starwood Capital Group Global, L.P. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 25, 2015)

10.9

Amendment No. 2, dated as of November 21, 2016, to the Co-Investment and Allocation Agreement, dated as of August 17, 2009, by and among Starwood Property Trust, Inc., SPT Management, LLC and Starwood Capital Group Global, L.P. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 22, 2016)

10.10	Starwood Property Trust, Inc. 2017 Manager Equity Plan (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed March 31, 2017)*
10.11

Restricted Stock Unit Award Agreement (Starwood Property Trust, Inc. 2017 Manager Equity Plan) (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed November 8, 2019)*

10.12	Starwood Property Trust, Inc. 2017 Equity Plan (Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A filed March 31, 2017)*
10.13

Form of Restricted Stock Award Agreement for Independent Directors (Starwood Property Trust, Inc. 2017 Equity Plan) (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed November 8, 2019)*

10.14	Form of Restricted Stock Award Agreement (Starwood Property Trust, Inc. 2017 Equity Plan) (Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed May 8, 2019)*
10.15

Uncommitted Master Repurchase Agreement, dated as of December 10, 2015, by and among Starwood Property Mortgage Sub-14, L.L.C., Starwood Property Mortgage Sub-14-A, L.L.C. and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 16, 2015)

Exhibit No.	Description
10.16

First through Eighth Amendments to Uncommitted Master Repurchase Agreement by and among JPMorgan Chase Bank, National Association, Starwood Property Mortgage Sub-14, L.L.C., Starwood Property Mortgage Sub-14-A, L.L.C., Starwood Mortgage Funding VI LLC and SPT CA Fundings 2, LLC

10.17	Form of Indemnification Agreement for Directors and Officers (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed February 25, 2016)*
10.18

Tax Protection Agreement, dated as of December 28, 2017, among SPT Dolphin Intermediate LLC, SPT Dolphin Parent LLC and the persons listed on Annex A thereto (Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K filed February 28, 2018)

10.19

Amended and Restated Advances, Collateral Pledge and Security Agreement, dated as of July 7, 2017, between the Federal Home Loan Bank of Chicago (“FHLB”) and Prospect Mortgage Insurance, LLC (“PMI”) (the “Amended and Restated Advances, Collateral Pledge and Security Agreement”) (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed May 8, 2019)

10.20

Supplement to Amended and Restated Advances, Collateral Pledge and Security Agreement, dated as of July 7, 2017, among PMI, SMRF Trust III (the “SMRF Trust III”), SMRF Trust III-A (“SMRF Trust III-A”, and together with SMRF Trust III, the “Trusts”), Wilmington Trust, National Association, solely as Delaware Trustee of the Trusts, and the FHLB (the “Supplement to Amended and Restated Advances, Collateral Pledge and Security Agreement”) (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed May 8, 2019)

10.21

Letter Agreement, dated March 15, 2019, between PMI and FHLB supplementing the Amended and Restated Advances, Collateral Pledge and Security Agreement dated July 7, 2017 and the Supplement to Amended and Restated Advances, Collateral Pledge and Security Agreement dated July 7, 2017, between PMI and the FHLB (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed May 8, 2019)

10.22

Sixth Amended and Restated Master Repurchase and Securities Contract, dated as of April 10, 2019, among Starwood Property Mortgage Sub-2, L.L.C., Starwood Property Mortgage Sub-2-A, L.L.C. and SPT CA Fundings 2, LLC, as sellers, and Wells Fargo, National Association, as buyer (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed May 8, 2019)

10.23

Indenture, dated as of August 15, 2019, by and among STWD 2019-FL1, Ltd., as Issuer, STWD 2019-FL1, LLC, as Co-Issuer, Starwood Property Mortgage, L.L.C., as Advancing Agent, Wilmington Trust, National Association, as Trustee, and Wells Fargo Bank, National Association, as Note Administrator and Custodian (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 21, 2019)

10.24	Second Amended and Restated Guaranty, dated November 22, 2019, made by Starwood Property Trust, Inc. in favor of the FHLB
10.25	Fifth Amended and Restated Guarantee and Security Agreement, dated as of April 10, 2019, made by Starwood Property Trust, Inc. in favor of Wells Fargo Bank, National Association

Exhibit No.	Description
10.26	Guarantee Agreement and First and Second Amendments thereto made by Starwood Property Trust, Inc. in favor of JPMorgan Chase Bank, National Association
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Starwood Property Trust, Inc.
Date: February 25, 2020

	By:	/s/ BARRY S. STERNLICHT Barry S. Sternlicht Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Date: February 25, 2020	By:	/s/ BARRY S. STERNLICHT Barry S. Sternlicht Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 25, 2020	By:	/s/ RINA PANIRY Rina Paniry Chief Financial Officer, Treasurer, Chief Accounting Officer and Principal Financial Officer

Date: February 25, 2020	By:	/s/ RICHARD D. BRONSON Richard D. Bronson Director

Date: February 25, 2020	By:	/s/ JEFFREY G. DISHNER Jeffrey G. Dishner Director

Date: February 25, 2020	By:	/s/ CAMILLE J. DOUGLAS Camille J. Douglas Director

Date: February 25, 2020	By:	/s/ SOLOMON J. KUMIN Solomon J. Kumin Director

Date: February 25, 2020	By:	/s/ FRED S. RIDLEY Fred S. Ridley Director

Date: February 25, 2020	By:	/s/ STRAUSS ZELNICK Strauss Zelnick Director