Form 10-Q
period 2020-03-31
STARWOOD PROPERTY TRUST, INC.
filed 2020-05-04
CIK 1465128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of May 1, 2020 was 282,254,288.

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

These forward-looking statements are based largely on our current beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors that may cause actual results to vary from our forward-looking statements include, but are not limited to:

●	factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 and this Quarterly Report on Form 10-Q, including those set forth under the captions “Risk Factors”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	the severity and duration of the pandemic of the novel strain of coronavirus (COVID-19), actions that may be taken by governmental authorities to contain the COVID-19 outbreak or to treat its impact and the adverse impacts that the COVID-19 pandemic has had, and will likely continue to have, on the global economy and on our operations and financial performance;

●	defaults by borrowers in paying debt service on outstanding indebtedness;

●	impairment in the value of real estate property securing our loans or in which we invest;

●	availability of mortgage origination and acquisition opportunities acceptable to us;

●	potential mismatches in the timing of asset repayments and the maturity of the associated financing agreements;

●	our ability to integrate our prior acquisition of the project finance origination, underwriting and capital markets business of GE Capital Global Holdings, LLC into our business and to achieve the benefits that we anticipate from the acquisition;

●	national and local economic and business conditions, including continued disruption from the COVID-19 pandemic;

●	general and local commercial and residential real estate property conditions;

●	changes in federal government policies;

●	changes in federal, state and local governmental laws and regulations;

●	increased competition from entities engaged in mortgage lending and securities investing activities;

●	changes in interest rates; and

●	the availability of, and costs associated with, sources of liquidity.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands, except share data)

	As of	As of
	March 31, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$811,656	$478,388
Restricted cash	119,737	95,643
Loans held-for-investment, net of credit loss allowances of $97,187 and $33,415 ($274,758 and $671,572 held at fair value)	10,488,936	10,586,074
Loans held-for-sale ($1,073,039 and $764,622 held at fair value)	1,174,934	884,150
Investment securities, net of credit loss allowances of $5,037 and $0 ($212,121 and $239,600 held at fair value)	777,972	810,238
Properties, net	2,253,070	2,266,440
Intangible assets ($16,524 and $16,917 held at fair value)	82,005	85,700
Investment in unconsolidated entities	87,334	84,329
Goodwill	259,846	259,846
Derivative assets	101,448	28,943
Accrued interest receivable	58,537	64,087
Other assets	203,909	211,323
Variable interest entity (“VIE”) assets, at fair value	61,157,805	62,187,175
Total Assets	$77,577,189	$78,042,336
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$221,669	$212,006
Related-party payable	39,266	40,925
Dividends payable	137,529	137,427
Derivative liabilities	5,118	8,740
Secured financing agreements, net	9,689,683	8,906,048
Collateralized loan obligations, net	928,683	928,060
Unsecured senior notes, net	1,930,584	1,928,622
VIE liabilities, at fair value	59,807,306	60,743,494
Total Liabilities	72,759,838	72,905,322
Commitments and contingencies (Note 21)
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 289,349,439 issued and 282,243,878 outstanding as of March 31, 2020 and 287,380,891 issued and 282,200,751 outstanding as of December 31, 2019	2,894	2,874
Additional paid-in capital	5,159,069	5,132,532
Treasury stock (7,105,561 shares and 5,180,140 shares)	(133,024)	(104,194)
Accumulated other comprehensive income	35,884	50,932
Accumulated deficit	(616,765)	(381,719)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,448,058	4,700,425
Non-controlling interests in consolidated subsidiaries	369,293	436,589
Total Equity	4,817,351	5,137,014
Total Liabilities and Equity	$77,577,189	$78,042,336

Note: In addition to the VIE assets and liabilities which are separately presented, our condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019 include assets of $1.1 billion and liabilities of $0.9 billion related to a consolidated collateralized loan obligation (“CLO”), which is considered to be a VIE.  The CLO’s assets can only be used to settle obligations of the CLO, and the CLO’s liabilities do not have recourse to Starwood Property Trust, Inc. Refer to Note 14 for additional discussion of VIEs.

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended
	March 31,
	2020	2019
Revenues:
Interest income from loans	$217,427	$183,416
Interest income from investment securities	15,240	17,632
Servicing fees	4,793	24,433
Rental income	74,146	83,833
Other revenues	954	1,166
Total revenues	312,560	310,480
Costs and expenses:
Management fees	40,728	23,466
Interest expense	120,025	134,672
General and administrative	38,702	34,930
Acquisition and investment pursuit costs	909	342
Costs of rental operations	28,214	29,651
Depreciation and amortization	23,980	29,254
Credit loss provision, net	48,669	763
Other expense	388	211
Total costs and expenses	301,615	253,289
Other (loss) income:
Change in net assets related to consolidated VIEs	(45,493)	47,836
Change in fair value of servicing rights	(393)	(767)
Change in fair value of investment securities, net	2,504	62
Change in fair value of mortgage loans, net	(16,134)	11,266
Earnings (loss) from unconsolidated entities	97	(43,200)
Gain on sale of investments and other assets, net	296	4,485
Gain (loss) on derivative financial instruments, net	9,710	(2,207)
Foreign currency (loss) gain, net	(34,486)	5,547
Loss on extinguishment of debt	(170)	(3,298)
Other income (loss), net	126	(73)
Total other (loss) income	(83,943)	19,651
(Loss) income before income taxes	(72,998)	76,842
Income tax benefit (provision)	6,729	(334)
Net (loss) income	(66,269)	76,508
Net income attributable to non-controlling interests	(500)	(6,125)
Net (loss) income attributable to Starwood Property Trust, Inc.	$(66,769)	$70,383

(Loss) earnings per share data attributable to Starwood Property Trust, Inc.:
Basic	$(0.24)	$0.25
Diluted	$(0.24)	$0.25

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited, amounts in thousands)

	For the Three Months Ended
	March 31,
	2020	2019
Net (loss) income	$(66,269)	$76,508
Other comprehensive loss (net change by component):
Available-for-sale securities	(15,048)	(387)
Foreign currency translation	—	(2,475)
Other comprehensive loss	(15,048)	(2,862)
Comprehensive (loss) income	(81,317)	73,646
Less: Comprehensive income attributable to non-controlling interests	(500)	(6,125)
Comprehensive (loss) income attributable to Starwood Property Trust, Inc.	$(81,817)	$67,521

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited, amounts in thousands, except share data)

								Total
								Starwood
							Accumulated	Property
	Common stock		Additional				Other	Trust, Inc.	Non-
		Par	Paid-in	Treasury Stock		Accumulated	Comprehensive	Stockholders’	Controlling	Total
	Shares	Value	Capital	Shares	Amount	Deficit	Income	Equity	Interests	Equity
Balance, December 31, 2019	287,380,891	$2,874	$5,132,532	5,180,140	$(104,194)	$(381,719)	$50,932	$4,700,425	$436,589	$5,137,014
Cumulative effect of credit loss accounting standard effective January 1, 2020	—	—	—	—	—	(32,286)	—	(32,286)	—	(32,286)
Proceeds from DRIP Plan	7,718	—	153	—	—	—	—	153	—	153
Redemption of Class A Units for common stock	409,712	4	8,534	—	—	—	—	8,538	(8,538)	—
Equity offering costs	—	—	(14)	—	—	—	—	(14)	—	(14)
Common stock repurchased	—	—	—	1,925,421	(28,830)	—	—	(28,830)	—	(28,830)
Share-based compensation	1,195,208	12	8,788	—	—	—	—	8,800	—	8,800
Manager incentive fee paid in stock	355,910	4	9,076	—	—	—	—	9,080	—	9,080
Net loss	—	—	—	—	—	(66,769)	—	(66,769)	500	(66,269)
Dividends declared, $0.48 per share	—	—	—	—	—	(135,991)	—	(135,991)	—	(135,991)
Other comprehensive loss, net	—	—	—	—	—	—	(15,048)	(15,048)	—	(15,048)
VIE non-controlling interests	—	—	—	—	—	—	—	—	(2,188)	(2,188)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	9,406	9,406
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(66,476)	(66,476)
Balance, March 31, 2020	289,349,439	$2,894	$5,159,069	7,105,561	$(133,024)	$(616,765)	$35,884	$4,448,058	$369,293	$4,817,351

Balance, December 31, 2018	280,839,692	$2,808	$4,995,156	5,180,140	$(104,194)	$(348,998)	$58,660	$4,603,432	$296,757	$4,900,189
Proceeds from DRIP Plan	7,825	—	167	—	—	—	—	167	—	167
Equity offering costs	—	—	(5)	—	—	—	—	(5)	—	(5)
Conversion of 2019 Convertible Notes	3,611,918	36	67,526	—	—	—	—	67,562	—	67,562
Share-based compensation	526,687	6	6,357	—	—	—	—	6,363	—	6,363
Manager incentive fee paid in stock	495,363	5	10,972	—	—	—	—	10,977	—	10,977
Net income	—	—	—	—	—	70,383	—	70,383	6,125	76,508
Dividends declared, $0.48 per share	—	—	—	—	—	(134,938)	—	(134,938)	—	(134,938)
Other comprehensive loss, net	—	—	—	—	—	—	(2,862)	(2,862)	—	(2,862)
VIE non-controlling interests	—	—	—	—	—	—	—	—	(137)	(137)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	95	95
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(6,952)	(6,952)
Balance, March 31, 2019	285,481,485	$2,855	$5,080,173	5,180,140	$(104,194)	$(413,553)	$55,798	$4,621,079	$295,888	$4,916,967

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	For the Three Months Ended
	March 31,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(66,269)	$76,508
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs, premiums and discounts on secured borrowings	9,634	9,183
Amortization of discounts and deferred financing costs on unsecured senior notes	1,962	1,933
Accretion of net discount on investment securities	(2,783)	(2,755)
Accretion of net deferred loan fees and discounts	(12,080)	(7,526)
Share-based compensation	8,800	6,363
Share-based component of incentive fees	9,080	10,977
Change in fair value of investment securities	(2,504)	(62)
Change in fair value of consolidated VIEs	80,683	133
Change in fair value of servicing rights	393	767
Change in fair value of loans	16,134	(11,266)
Change in fair value of derivatives	(7,617)	3,396
Foreign currency loss (gain), net	34,486	(5,547)
Gain on sale of investments and other assets	(296)	(4,485)
Impairment charges on properties and related intangibles	—	120
Credit loss provision, net	48,669	763
Depreciation and amortization	23,864	28,889
(Earnings) loss from unconsolidated entities	(97)	43,200
Distributions of earnings from unconsolidated entities	27	3,661
Loss on extinguishment of debt	170	3,298
Origination and purchase of loans held-for-sale, net of principal collections	(621,832)	(719,589)
Proceeds from sale of loans held-for-sale	751,140	561,702
Changes in operating assets and liabilities:
Related-party payable, net	(1,659)	(20,098)
Accrued and capitalized interest receivable, less purchased interest	(31,465)	(22,536)
Other assets	(40,944)	(26,760)
Accounts payable, accrued expenses and other liabilities	(6,764)	(22,987)
Net cash provided by (used in) operating activities	190,732	(92,718)
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(1,252,745)	(1,287,001)
Proceeds from principal collections on loans	812,187	556,058
Proceeds from loans sold	39,019	500,271
Purchase and funding of investment securities	(5,729)	—
Proceeds from sales of investment securities	7,940	3,228
Proceeds from principal collections on investment securities	13,559	7,754
Proceeds from sales of real estate	—	1,463
Purchases and additions to properties and other assets	(7,056)	(8,526)
Investment in unconsolidated entities	(3,100)	(510)
Distribution of capital from unconsolidated entities	153	886
Payments for purchase or termination of derivatives	(67,323)	(3,896)
Proceeds from termination of derivatives	8,912	692
Net cash used in investing activities	(454,183)	(229,581)

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited, amounts in thousands)

	For the Three Months Ended
	March 31,
	2020	2019
Cash Flows from Financing Activities:
Proceeds from borrowings	$2,756,915	$2,310,902
Principal repayments on and repurchases of borrowings	(1,923,754)	(1,778,819)
Payment of deferred financing costs	(3,577)	(4,706)
Proceeds from common stock issuances	153	167
Payment of equity offering costs	(14)	(5)
Payment of dividends	(135,889)	(132,515)
Contributions from non-controlling interests	9,406	95
Distributions to non-controlling interests	(66,476)	(6,952)
Purchase of treasury stock	(28,830)	—
Issuance of debt of consolidated VIEs	24,376	33,678
Repayment of debt of consolidated VIEs	(36,953)	(52,856)
Distributions of cash from consolidated VIEs	24,723	11,683
Net cash provided by financing activities	620,080	380,672
Net increase in cash, cash equivalents and restricted cash	356,629	58,373
Cash, cash equivalents and restricted cash, beginning of period	574,031	487,865
Effect of exchange rate changes on cash	733	(254)
Cash, cash equivalents and restricted cash, end of period	$931,393	$545,984
Supplemental disclosure of cash flow information:
Cash paid for interest	$109,341	$129,349
Income taxes paid	569	484
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared, but not yet paid	$135,994	$134,953
Consolidation of VIEs (VIE asset/liability additions)	2,477,422	3,280,065
Deconsolidation of VIEs (VIE asset/liability reductions)	—	45,910
Reclassification of residential loans held-for-investment to held-for-sale	422,691	—
Loan principal collections temporarily held at master servicer	9,779	—
Redemption of Class A Units for common stock	8,538	—
Settlement of 2019 Convertible Notes in shares	—	75,525
Settlement of loans transferred as secured borrowings	—	74,692
Net assets acquired through foreclosure	—	8,963
Unsettled infrastructure loan sales	—	68,564

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of March 31, 2020

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

We have four reportable business segments as of March 31, 2020 and we refer to the investments within these segments as our target assets:

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (our “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full year.

Refer to our Form 10-K for a description of our recurring accounting policies. We have included disclosure in this Note 2 regarding principles of consolidation and other accounting policies that (i) are required to be disclosed quarterly, (ii) we view as critical, (iii) became significant since December 31, 2019 due to a corporate action or increase in the significance of the underlying business activity or (iv) changed upon adoption of an Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”).

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

Loans comprise the vast majority of our securitization VIE assets and are carried at fair value due to the election of the fair value option. When an asset becomes REO, it is due to non-performance of the loan. Because the loan is already at fair value, the carrying value of an REO asset is also initially at fair value. Furthermore, when we consolidate a trust, any existing REO would be consolidated at fair value. Once an asset becomes REO, its disposition time is relatively short. As a result, the carrying value of an REO generally approximates fair value under GAAP.

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

Loans Held-for-Investment

Loans that are held for investment are carried at cost, net of unamortized acquisition premiums or discounts, loan fees, and origination costs as applicable, unless the loans are credit deteriorated or we have elected to apply the fair value option at purchase.

Loans Held-For-Sale

Our loans that we intend to sell or liquidate in the short-term are classified as held-for-sale and are carried at the lower of amortized cost or fair value, unless we have elected to apply the fair value option at origination or purchase.

Credit Losses

Loans and Debt Securities Measured at Amortized Cost

ASC 326, Financial Instruments – Credit Losses, became effective for the Company on January 1, 2020. ASC 326 mandates the use of a current expected credit loss model (“CECL”) for estimating future credit losses of certain financial instruments measured at amortized cost, instead of the “incurred loss” credit model previously required under GAAP. The CECL model requires the consideration of possible credit losses over the life of an instrument as opposed to only estimating credit losses upon the occurrence of a discrete loss event under the previous “incurred loss” methodology. The CECL model applies to our loans held-for-investment (“HFI”) and our held-to-maturity (“HTM”) debt securities which are carried at amortized cost, including future funding commitments and accrued interest receivable related to those loans and securities. However, as permitted by ASC 326, we have elected not to measure an allowance for credit losses on accrued interest receivable (which is classified separately on our condensed consolidated balance sheet), but rather write off in a timely manner and/or cease accruing interest that would likely be uncollectible. Our adoption of the CECL model resulted in a $32.3 million increase to our total allowance for credit losses, which was recognized as a cumulative-effect adjustment to accumulated deficit as of January 1, 2020.

As we do not have a history of realized credit losses on our HFI loans and HTM securities, we have subscribed to third party database services to provide us with historical industry losses for both commercial real estate and infrastructure loans. Using these losses as a benchmark, we determine expected credit losses for our loans and securities on a collective basis within our commercial real estate and infrastructure portfolios. See Note 4 for further discussion of our methodologies.

We also evaluate each loan and security measured at amortized cost for credit deterioration at least quarterly. Credit deterioration occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan or security. If a loan or security is considered to be credit deteriorated, we depart from the industry loss rate approach described above and determine the credit loss allowance as any excess of the amortized cost basis of the loan or security over (i) the present value of expected future cash flows discounted at the contractual effective interest rate or (ii) the fair value of the collateral, if repayment is expected solely from the collateral.

Available-for-Sale Debt Securities

Separate provisions of ASC 326 apply to our available-for-sale (“AFS”) debt securities, which are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (“AOCI”). We are required to establish an initial credit loss allowance for those securities that are purchased with credit deterioration (“PCD”) by grossing up the amortized cost basis of each security and providing an offsetting credit loss allowance for the difference between expected cash flows and contractual cash flows, both on a present value basis. As of the January 1, 2020 effective date, no such credit loss allowance gross-up was required on our AFS debt securities with PCD due to their individual unrealized gain positions as of that date.

Subsequently, cumulative adverse changes in expected cash flows on our AFS debt securities are recognized currently as an increase to the allowance for credit losses. However, the allowance is limited to the amount by which the AFS debt security’s amortized cost exceeds its fair value. Favorable changes in expected cash flows are first recognized as a decrease to the allowance for credit losses (recognized currently in earnings). Such changes would be recognized as a prospective yield adjustment only when the allowance for credit losses is reduced to zero. A change in expected cash flows that is attributable solely to a change in a variable interest reference rate does not result in a credit loss and is accounted for as a prospective yield adjustment.

Goodwill

ASU 2017-04, Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment, became effective for the Company on January 1, 2020. This ASU specifies that goodwill impairment be measured as the excess of the reporting unit’s carrying value (inclusive of goodwill) over its fair value, eliminating the requirement that all assets and liabilities of the reporting unit be remeasured individually in connection with measurement of goodwill impairment.

(Loss) Earnings Per Share

We present both basic and diluted (loss) earnings per share (“EPS”) amounts in our financial statements. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from (i) our share-based compensation, consisting of unvested restricted stock (“RSAs”) and restricted stock units (“RSUs”), (ii) shares contingently issuable to our Manager, (iii) the conversion options associated with our outstanding convertible senior notes (the “Convertible Notes”) (see Notes 10 and 17) and (iv) non-controlling interests that are redeemable with our common stock (see Note 16). Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

Nearly all of the Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities. In addition, the non-controlling interests that are redeemable with our common stock are considered participating securities because they earn a preferred return indexed to the dividend rate on our common stock (see Note 16). Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities. For the three months ended March 31, 2020 and 2019, the two-class method resulted in the most dilutive EPS calculation.

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

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 200 countries and territories, including every state in the U.S and in cities and regions where our corporate headquarters and/or properties that secure our investments, or properties that we own, are located. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and since then, numerous countries, including the U.S., have declared national emergencies with respect to COVID-19 and have instituted “stay-at-home” guidelines or orders to help prevent its spread. The disruptive economic effects of the COVID-19 pandemic have significantly impacted our estimates involving credit losses and fair values during the three months ended March 31, 2020, including introducing a significant degree of uncertainty underlying those estimates.

Recent Accounting Developments

On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through March 31, 2020, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

3. Acquisitions and Divestitures

During the three months ended March 31, 2020 and 2019, we had no significant acquisitions or divestitures of properties or businesses.

4. Loans

Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option for either. The following tables summarize our investments in mortgages and loans as of March 31, 2020 and December 31, 2019 (dollars in thousands):

				Weighted
			Weighted	Average Life
	Carrying	Face	Average	(“WAL”)
March 31, 2020	Value	Amount	Coupon (1)	(years)(2)
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$8,290,772	$8,318,289	5.3%	1.9
Subordinated mortgages (4)	68,230	69,485	8.8%	3.5
Mezzanine loans (3)	523,901	523,963	10.4%	2.0
Other	31,058	34,852	8.9%	2.2
Total commercial loans	8,913,961	8,946,589
Infrastructure first priority loans	1,397,404	1,416,147	5.0%	4.7
Residential mortgage loans, fair value option (5)	274,758	276,661	6.2%	4.1
Total loans held-for-investment	10,586,123	10,639,397
Loans held-for-sale:
Residential, fair value option (5)	886,076	892,815	6.1%	4.1
Commercial, fair value option	186,963	185,535	3.9%	10.0
Infrastructure, lower of cost or fair value	102,020	103,007	2.9%	2.2
Total loans held-for-sale	1,175,059	1,181,357
Total gross loans	11,761,182	$11,820,754
Credit loss allowances:
Commercial loans held-for-investment	(81,054)
Infrastructure loans held-for-investment	(16,133)
Total held-for-investment allowances	(97,187)
Infrastructure loans held-for-sale with a fair value allowance	(125)
Total allowances	(97,312)
Total net loans	$11,663,870

December 31, 2019
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$7,928,026	$7,962,788	5.8%	2.0
Subordinated mortgages (4)	75,724	77,055	8.8%	3.4
Mezzanine loans (3)	484,164	484,408	11.0%	1.9
Other	62,555	66,525	8.2%	1.6
Total commercial loans	8,550,469	8,590,776
Infrastructure first priority loans	1,397,448	1,416,164	5.6%	4.9
Residential mortgage loans, fair value option	671,572	654,925	6.1%	3.8
Total loans held-for-investment	10,619,489	10,661,865
Loans held-for-sale:
Residential, fair value option	605,384	587,144	6.2%	3.9
Commercial, fair value option	159,238	160,635	3.9%	10.0
Infrastructure, lower of cost or fair value	119,724	121,271	3.3%	2.1
Total loans held-for-sale	884,346	869,050
Total gross loans	11,503,835	$11,530,915
Credit loss allowances:
Commercial loans held-for-investment	(33,415)
Infrastructure loans held-for-investment	—
Total held-for-investment allowances	(33,415)
Infrastructure loans held-for-sale with a fair value allowance	(196)
Total allowances	(33,611)
Total net loans	$11,470,224

(1)	Calculated using LIBOR or other applicable index rates as of March 31, 2020 and December 31, 2019 for variable rate loans.

(2)	Represents the WAL of each respective group of loans as of the respective balance sheet date. The WAL of each individual loan is calculated using amounts and timing of future principal payments, as projected at origination or acquisition.

(3)	First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $968.2 million and $967.0 million being classified as first mortgages as of March 31, 2020 and December 31, 2019, respectively.

(4)	Subordinated mortgages include B-Notes and junior participation in first mortgages where we do not own the senior A-Note or senior participation. If we own both the A-Note and B-Note, we categorize the loan as a first mortgage loan.

(5)	During the three months ended March 31, 2020, $422.7 million of residential loans held-for-investment were reclassified into residential loans held-for-sale.

As of March 31, 2020, our variable rate loans held-for-investment were as follows (dollars in thousands):

	Carrying	Weighted-average
March 31, 2020	Value	Spread Above Index
Commercial loans	$8,360,382	4.2%
Infrastructure loans	1,397,404	3.8%
Total variable rate loans held-for-investment	$9,757,786	4.1%

Credit Loss Allowances

As discussed in Note 2, we do not have a history of realized credit losses on our HFI loans and HTM securities, so we have subscribed to third party database services to provide us with industry losses for both commercial real estate and infrastructure loans. Using these losses as a benchmark, we determine expected credit losses for our loans and securities on a collective basis within our commercial real estate and infrastructure portfolios.

For our commercial loans, we utilize a loan loss model that is widely used among banks and commercial mortgage REITs and is marketed by a leading CMBS data analytics provider. It employs logistic regression to forecast expected losses at the loan level based on a commercial real estate loan securitization database that contains activity dating back to 1998. We provide specific loan-level inputs which include loan-to-stabilized-value (LTV) and debt service coverage ratio (DSCR) metrics, as well as principal balances, property type, location, coupon, origination year, term, subordination, expected repayment dates and future fundings. We also select from a group of independent five-year macroeconomic forecasts included in the model that are updated regularly based on current economic trends. We categorize the results by LTV range, which we consider the most significant indicator of credit quality for our commercial loans, as set forth in the credit quality indicator table below. A lower LTV ratio typically indicates a lower credit loss risk.

For our infrastructure loans, we utilize a database of historical infrastructure loan performance that is shared among a consortium of banks and other lenders and compiled by a major bond credit rating agency. The database is representative of industry-wide project finance activity dating back to 1983. We derive historical loss rates from the database filtered by industry, sub-industry, term and construction status for each of our infrastructure loans. Those historical loss rates reflect global economic cycles over a long period of time as well as average recovery rates. However, due to limited information in the first 20 years covered by the database, we have further applied a recessionary multiplier to those historical loss rates as of March 31, 2020 to reflect the current economic deterioration caused by the COVID-19 pandemic which seems to most closely resemble the magnitude of the economic distress of the 2008 financial crisis. We categorize the results between the power and oil and gas industries, which we consider the most significant indicator of credit quality for our infrastructure loans, as set forth in the credit quality indicator table below.

As discussed in Note 2, we use a discounted cash flow or collateral value approach, rather than the industry loan loss approach described above, to determine credit loss allowances for any credit deteriorated loans.

We regularly evaluate the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral, as well as the financial and operating capability of the borrower. Specifically, the collateral’s operating results and any cash reserves are analyzed and used to assess (i) whether cash flow from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and/or (iii) the collateral’s liquidation value. We also evaluate the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the collateral. In addition, we consider the overall economic environment, real estate or industry sector, and geographic sub-market in which the borrower operates. Such analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including (i) periodic financial data such as property operating statements, occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections and (iii) current credit spreads and discussions with market participants.

The significant credit quality indicators for our loans measured at amortized cost, which excludes loans held-for-sale, were as follows as of March 31, 2020 (dollars in thousands):

	Term Loans						Revolving Loans	Total	Credit
	Amortized Cost Basis by Origination Year						Amortized Cost	Amortized	Loss
As of March 31, 2020	2020	2019	2018	2017	2016	Prior	Total	Cost Basis	Allowance
Commercial loans:
Credit quality indicator:
LTV < 60%	$443,347	$1,261,635	$874,787	$1,083,919	$150,108	$251,913	$—	$4,065,709	$11,005
LTV 60% - 70%	135,804	928,481	1,448,921	474,098	53,385	169,668	—	3,210,357	25,356
LTV > 70%	159,833	789,538	326,551	127,046	—	60,712	—	1,463,680	14,840
Credit deteriorated	—	—	37,568	7,755	—	105,589	—	150,912	29,853
Defeased and other	—	—	—	—	—	23,303	—	23,303	—
Total commercial	$738,984	$2,979,654	$2,687,827	$1,692,818	$203,493	$611,185	$—	$8,913,961	$81,054
Infrastructure loans:
Credit quality indicator:
Power	$—	$257,135	$307,233	$120,627	$199,828	$249,584	$23,778	$1,158,185	$9,654
Oil and gas	—	154,429	84,790	—	—	—	—	239,219	6,479
Total infrastructure	$—	$411,564	$392,023	$120,627	$199,828	$249,584	$23,778	1,397,404	16,133
Residential loans held-for-investment, fair value option								274,758	—
Loans held-for-sale								1,175,059	125
Total gross loans								$11,761,182	$97,312

As of March 31, 2020, certain first mortgage, mezzanine and unsecured promissory loans with an amortized cost basis of $101.4 million related to a residential conversion project and two subordinated mortgages on department stores with an amortized cost basis of $12.0 million were credit deteriorated and 90 days or greater past due, as were $7.8 million of residential loans. In accordance with our interest income recognition policy, these loans, along with a $37.6 million credit deteriorated loan still current in payment (also related to the residential conversion project), were placed on non-accrual status. We apply the cost recovery method of interest income recognition for all these credit deteriorated loans.

The following tables present the activity in our credit loss allowance for funded loans and unfunded commitments (amounts in thousands):

			Loans
	Loans Held-for-Investment		Held-for-Sale	Total
Three Months Ended March 31, 2020	Commercial	Infrastructure	Infrastructure	Funded Loans
Credit loss allowance at December 31, 2019	$33,415	$—	$196	$33,611
Cumulative effect of ASC 326 effective January 1, 2020	10,112	10,328	—	20,440
Credit loss provision, net	37,527	5,805	—	43,332
Charge-offs	—	—	(71)	(71)
Recoveries	—	—	—	—
Credit loss allowance at March 31, 2020	$81,054	$16,133	$125	$97,312

	Unfunded Commitments Credit Loss Allowance (1)
	Loans Held-for-Investment		HTM Preferred
Three Months Ended March 31, 2020	Commercial	Infrastructure	Interests (2)	Total
Credit loss allowance at December 31, 2019	$—	$—	$—	$—
Cumulative effect of ASC 326 effective January 1, 2020	8,348	2,205	—	10,553
Credit loss (reversal) provision, net	(195)	2,645	1,980	4,430
Credit loss allowance at March 31, 2020	$8,153	$4,850	$1,980	$14,983
Memo: Unfunded commitments as of March 31, 2020 (3)	$2,447,330	$180,829	$17,261	$2,645,420
(1)	Included in accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheet.

(2)	See Note 5 for further details.

(3)	Represents amounts expected to be funded (see Note 21).

Loan Portfolio Activity

The activity in our loan portfolio was as follows (amounts in thousands):

	Held-for-Investment Loans
Three Months Ended March 31, 2020	Commercial	Infrastructure	Residential	Held-for-Sale Loans	Total Loans
Balance at December 31, 2019	$8,517,054	$1,397,448	$671,572	$884,150	$11,470,224
Cumulative effect of ASC 326 effective January 1, 2020	(10,112)	(10,328)	—	—	(20,440)
Acquisitions/originations/additional funding	1,089,096	62,929	100,720	646,160	1,898,905
Capitalized interest (1)	36,072	—	—	—	36,072
Basis of loans sold (2)	—	—	(604)	(789,259)	(789,863)
Loan maturities/principal repayments	(689,972)	(37,051)	(48,620)	(20,680)	(796,323)
Discount accretion/premium amortization	11,559	411	—	110	12,080
Changes in fair value	—	—	(25,619)	9,485	(16,134)
Unrealized foreign currency translation loss	(83,263)	—	—	(4,056)	(87,319)
Credit loss provision, net	(37,527)	(5,805)	—	—	(43,332)
Transfer to/from other asset classifications	—	(26,333)	(422,691)	449,024	—
Balance at March 31, 2020	$8,832,907	$1,381,271	$274,758	$1,174,934	$11,663,870

			Loans
			Transferred
	Held-for-Investment Loans		As Secured
Three Months Ended March 31, 2019	Commercial	Infrastructure	Borrowings	Held-for-Sale Loans	Total Loans
Balance at December 31, 2018	$7,075,577	$1,456,779	$74,346	$1,187,552	$9,794,254
Acquisitions/originations/additional funding	1,005,325	275,079	—	747,265	2,027,669
Capitalized interest (1)	22,137	—	—	—	22,137
Basis of loans sold (2)	(393,556)	—	—	(733,645)	(1,127,201)
Loan maturities/principal repayments	(251,530)	(281,898)	(74,692)	(22,845)	(630,965)
Discount accretion/premium amortization	7,043	137	346	—	7,526
Changes in fair value	—	—	—	11,266	11,266
Unrealized foreign currency translation gain	12,089	—	—	2,119	14,208
Credit loss reversal (provision), net	11	—	—	(774)	(763)
Loan foreclosures	(8,963)	—	—	—	(8,963)
Transfer to/from other asset classifications	46,495	—	—	(46,448)	47
Balance at March 31, 2019	$7,514,628	$1,450,097	$—	$1,144,490	$10,109,215

(1)     Represents accrued interest income on loans whose terms do not require current payment of interest.

(2)     See Note 11 for additional disclosure on these transactions.

5. Investment Securities

Investment securities were comprised of the following as of March 31, 2020 and December 31, 2019 (amounts in thousands):

	Carrying Value as of
	March 31, 2020	December 31, 2019
RMBS, available-for-sale	$170,640	$189,576
RMBS, fair value option (1)	149,914	147,034
CMBS, fair value option (1), (2)	1,200,714	1,295,363
HTM debt securities, amortized cost net of credit loss allowance of $5,037 and $0	565,851	570,638
Equity security, fair value	8,626	12,664
Subtotal—Investment securities	2,095,745	2,215,275
VIE eliminations (1)	(1,317,773)	(1,405,037)
Total investment securities	$777,972	$810,238
(1)	Certain fair value option CMBS and RMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.
(2)	Includes $170.1 million and $186.6 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of March 31, 2020 and December 31, 2019, respectively.

Purchases, sales and principal collections for all investment securities were as follows (amounts in thousands):

	RMBS,	RMBS, fair	CMBS, fair	HTM	Equity	Securitization
	available-for-sale	value option	value option	Securities	Security	VIEs (1)	Total
Three Months Ended March 31, 2020
Purchases/fundings	$—	$29,292	$7,661	$5,729	$—	$(36,953)	$5,729
Sales	—	—	32,316	—	—	(24,376)	7,940
Principal collections	6,549	8,572	16,523	6,638	—	(24,723)	13,559
Three Months Ended March 31, 2019
Purchases	$—	$26,272	$13,262	$—	$—	$(39,534)	$—
Sales	—	—	36,906	—	—	(33,678)	3,228
Principal collections	6,360	2,034	9,837	1,206	—	(11,683)	7,754
(1)	Represents RMBS and CMBS, fair value option amounts eliminated due to our consolidation of securitization VIEs. These amounts are reflected as issuance or repayment of debt of, or distributions from, consolidated VIEs in our condensed consolidated statements of cash flows.

RMBS, Available-for-Sale

The Company classified all of its RMBS not eliminated in consolidation as available-for-sale as of March 31, 2020 and December 31, 2019. These RMBS are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (“AOCI”).

The tables below summarize various attributes of our investments in available-for-sale RMBS as of March 31, 2020 and December 31, 2019 (amounts in thousands):

				Unrealized Gains or (Losses)
				Recognized in AOCI
		Credit		Gross	Gross	Net
	Amortized	Loss	Net	Unrealized	Unrealized	Fair Value
	Cost	Allowance	Basis	Gains	Losses	Adjustment	Fair Value
March 31, 2020
RMBS	$134,692	$—	$134,692	$36,514	$(566)	$35,948	$170,640
December 31, 2019
RMBS	$138,580	$ N/A	$138,580	$51,310	$(314)	$50,996	$189,576

	Weighted Average Coupon (1)	Weighted Average Rating	WAL (Years) (2)
March 31, 2020
RMBS	2.4%	B+	5.8
December 31, 2019
RMBS	3.1%	BB-	5.6
(1)	Calculated using the March 31, 2020 and December 31, 2019 one-month LIBOR rate of 0.993% and 1.763%, respectively, for floating rate securities.

(2)	Represents the remaining WAL of each respective group of securities as of the respective balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.

As of March 31, 2020, approximately $144.5 million, or 84.7%, of RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 1.25%. As of December 31, 2019, approximately $160.9 million, or 84.9%, of RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 1.24%. We purchased all of the RMBS at a discount, a portion of which is accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of this accretable discount.

We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.4 million for both the three months ended March 31, 2020 and 2019, recorded as management fees in the accompanying condensed consolidated statements of operations.

The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities that were in an unrealized loss position as of March 31, 2020 and December 31, 2019, and for which an allowance for credit losses has not been recorded (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a	Securities with a	Securities with a	Securities with a
	loss less than	loss greater than	loss less than	loss greater than
	12 months	12 months	12 months	12 months
As of March 31, 2020
RMBS	$3,267	$1,157	$(198)	$(368)
As of December 31, 2019
RMBS	$—	$1,380	$—	$(314)

As of March 31, 2020 and December 31, 2019, there were five securities and one security, respectively, with unrealized losses reflected in the table above. After evaluating the securities and recording adjustments for credit losses, we concluded that the remaining unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our net amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or credit losses could be materially different from what is currently projected and/or reported.

CMBS and RMBS, Fair Value Option

As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for certain CMBS and RMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of March 31, 2020, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $1.2 billion and $2.8 billion, respectively. As of March 31, 2020, the fair value and unpaid principal balance of RMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $149.9 million and $97.1 million, respectively. The $1.4 billion total fair value balance of CMBS and RMBS represents our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value (all except $32.9 million at March 31, 2020) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option investment securities.

As of March 31, 2020, $104.7 million of our CMBS were variable rate and none of our RMBS were variable rate.

HTM Debt Securities, Amortized Cost

The table below summarizes our investments in HTM debt securities as of March 31, 2020 and December 31, 2019 (amounts in thousands):

	Amortized	Credit Loss	Net Carrying	Gross Unrealized	Gross Unrealized
	Cost Basis	Allowance	Amount	Holding Gains	Holding Losses	Fair Value
March 31, 2020
CMBS	$375,873	$—	$375,873	$104	$(17,975)	$358,002
Preferred interests	147,855	(2,018)	145,837	—	(7,977)	137,860
Infrastructure bonds	47,160	(3,019)	44,141	307	(42)	44,406
Total	$570,888	$(5,037)	$565,851	$411	$(25,994)	$540,268

December 31, 2019
CMBS	$383,473	$—	$383,473	$946	$(3,001)	$381,418
Preferred interests	142,012	—	142,012	1,148	(353)	142,807
Infrastructure bonds	45,153	—	45,153	—	(651)	44,502
Total	$570,638	$—	$570,638	$2,094	$(4,005)	$568,727

The following table presents the activity in our credit loss allowance for HTM debt securities (amounts in thousands):

				Total HTM
		Preferred	Infrastructure	Credit Loss
	CMBS	Interests	Bonds	Allowance
Three Months Ended March 31, 2020
Credit loss allowance at December 31, 2019	$—	$—	$—	$—
Cumulative effect of ASC 326 effective January 1, 2020:
Beginning accumulated deficit charge	—	1,114	179	1,293
Gross-up of PCD bond amortized cost basis	—	—	2,837	2,837
Credit loss provision, net	—	904	3	907
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Credit loss allowance at March 31, 2020	$—	$2,018	$3,019	$5,037

The table below summarizes the maturities of our HTM debt securities by type as of March 31, 2020 (amounts in thousands):

		Preferred	Infrastructure
	CMBS	Interests	Bonds	Total
Less than one year	$278,404	$—	$5,312	$283,716
One to three years	97,469	140,542	—	238,011
Three to five years	—	5,295	—	5,295
Thereafter	—	—	38,829	38,829
Total	$375,873	$145,837	$44,141	$565,851

Equity Security, Fair Value Option

During 2012, we acquired 9,140,000 ordinary shares from a related-party in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. The fair value of the investment remeasured in USD was $8.6 million and $12.7 million as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, our shares represent an approximate 2% interest in SEREF.

6. Properties

Our properties are held within the following portfolios:

Woodstar I Portfolio

The Woodstar I Portfolio is comprised of 32 affordable housing communities with 8,948 units concentrated primarily in the Tampa, Orlando and West Palm Beach metropolitan areas. During the year ended December 31, 2015, we acquired 18 of the 32 affordable housing communities of the Woodstar I Portfolio with the final 14 communities acquired during the year ended December 31, 2016. The Woodstar I Portfolio includes total gross properties and lease intangibles of $631.1 million and federal, state and county sponsored financing and other debt of $477.8 million as of March 31, 2020.

Woodstar II Portfolio

The Woodstar II Portfolio is comprised of 27 affordable housing communities with 6,109 units concentrated primarily in Central and South Florida. We acquired eight of the 27 affordable housing communities in December 2017, with the final 19 communities acquired during the year ended December 31, 2018. The Woodstar II Portfolio includes total gross properties and lease intangibles of $606.4 million and debt of $436.9 million as of March 31, 2020.

Medical Office Portfolio

The Medical Office Portfolio is comprised of 34 medical office buildings acquired during the year ended December 31, 2016. These properties, which collectively comprise 1.9 million square feet, are geographically dispersed throughout the U.S. and primarily affiliated with major hospitals or located on or adjacent to major hospital campuses. The Medical Office Portfolio includes total gross properties and lease intangibles of $759.9 million and debt of $590.8 million as of March 31, 2020.

Master Lease Portfolio

The Master Lease Portfolio is comprised of 16 retail properties geographically dispersed throughout the U.S., with more than 50% of the portfolio, by carrying value, located in Florida, Texas and Minnesota. These properties, which we acquired in September 2017, collectively comprise 1.9 million square feet and were leased back to the seller under corporate guaranteed master net lease agreements with initial terms of 24.6 years and periodic rent escalations. The Master Lease Portfolio includes total gross properties of $343.8 million and debt of $192.5 million as of March 31, 2020.

Investing and Servicing Segment Property Portfolio

The Investing and Servicing Segment Property Portfolio (“REIS Equity Portfolio”) is comprised of 16 commercial real estate properties and one equity interest in an unconsolidated commercial real estate property which were acquired from CMBS trusts during the previous five years. The REIS Equity Portfolio includes total gross properties and lease intangibles of $282.2 million and debt of $197.9 million as of March 31, 2020.

The table below summarizes our properties held as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	Depreciable Life	March 31, 2020	December 31, 2019
Property Segment
Land and land improvements	0 – 15 years	$484,673	$484,397
Buildings and building improvements	5 – 45 years	1,688,284	1,687,756
Furniture & fixtures	3 – 7 years	54,277	52,567
Investing and Servicing Segment
Land and land improvements	0 – 15 years	54,150	54,052
Buildings and building improvements	3 – 40 years	186,329	182,048
Furniture & fixtures	2 – 5 years	2,265	2,139
Commercial and Residential Lending Segment (1)
Land and land improvements	0 – 7 years	11,386	11,386
Buildings and building improvements	10 – 23 years	16,322	16,285
Properties, cost		2,497,686	2,490,630
Less: accumulated depreciation		(244,616)	(224,190)
Properties, net		$2,253,070	$2,266,440
(1)	Represents properties acquired through loan foreclosure.

No operating properties were sold during the three months ended March 31, 2020 and 2019.

7. Investment in Unconsolidated Entities

The table below summarizes our investments in unconsolidated entities as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	Participation /	Carrying value as of
	Ownership % (1)	March 31, 2020	December 31, 2019
Equity method:
Retail Fund	33%	$—	$—
Equity interest in a natural gas power plant	10%	25,862	25,862
Investor entity which owns equity in an online real estate company	50%	9,504	9,473
Equity interests in commercial real estate	50%	1,787	1,907
Equity interest in and advances to a residential mortgage originator (2)	N/A	11,807	12,002
Various	25% - 50%	8,529	8,339
		57,489	57,583
Other:
Equity interest in a servicing and advisory business (3)	4%	—	—
Investment funds which own equity in a loan servicer and other real estate assets	4% - 6%	9,225	9,225
Various	0% - 2%	20,620	17,521
		29,845	26,746
		$87,334	$84,329
(1)	None of these investments are publicly traded and therefore quoted market prices are not available.

(2)	Includes a $4.5 million subordinated loan as of both March 31, 2020 and December 31, 2019.

(3)	During the year ended December 31, 2019, we received a capital distribution of $8.4 million and our equity interest was reduced to 4% and the carrying value was reduced to zero.

We own a 33% equity interest in a fund that owns four regional shopping malls (the “Retail Fund”). The fund is an investment company which measures its assets at fair value on a recurring basis. We report our interest in the Retail Fund on a three-month lag basis at its liquidation value. As of December 31, 2019, we impaired the remainder of our investment based on our estimate of unrealized decreases in the fair value of the underlying real estate properties. Such decreases were recognized by the Retail Fund during the period included in our three months ended March 31, 2020.

As of March 31, 2020, the carrying value of our equity investment in a residential mortgage originator exceeded the underlying equity in net assets of such investee by $1.6 million. This difference is the result of the Company recording its investment in the investee at its acquisition date fair value, which included certain non-amortizing intangible assets not recognized by the investee. Should the Company determine these intangible assets held by the investee are impaired, the Company will recognize such impairment loss through earnings from unconsolidated entities in our consolidated statement of operations, otherwise, such difference between the carrying value of our equity investment in the residential mortgage originator and the underlying equity in the net assets of the residential mortgage originator will continue to exist.

Other than our equity interest in the residential mortgage originator, there were no differences between the carrying value of our equity method investments and the underlying equity in the net assets of the investees as of March 31, 2020.

During the three months ended March 31, 2020, we did not become aware of any observable price changes in our other investments accounted for under the fair value practicability exception or any indicators of impairment.

8. Goodwill and Intangibles

Goodwill

Infrastructure Lending Segment

The Infrastructure Lending Segment’s goodwill of $119.4 million at both March 31, 2020 and December 31, 2019 represents the excess of consideration transferred over the fair value of net assets acquired on September 19, 2018 and October 15, 2018. The goodwill recognized is attributable to value embedded in the acquired Infrastructure Lending Segment’s lending platform.

LNR Property LLC (“LNR”)

The Investing and Servicing Segment’s goodwill of $140.4 million at both March 31, 2020 and December 31, 2019 represents the excess of consideration transferred over the fair value of net assets of LNR acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes a network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets.

Intangible Assets

Servicing Rights Intangibles

In connection with the LNR acquisition, we identified domestic servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. As of March 31, 2020 and December 31, 2019, the balance of the domestic servicing intangible was net of $27.0 million and $26.2 million, respectively, which was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of March 31, 2020 and December 31, 2019, the domestic servicing intangible had a balance of $43.5 million and $43.2 million, respectively, which represents our economic interest in this asset.

Lease Intangibles

In connection with our acquisitions of commercial real estate, we recognized in-place lease intangible assets and favorable lease intangible assets associated with certain non-cancelable operating leases of the acquired properties.

The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of March 31, 2020 and December 31, 2019 (amounts in thousands):

	As of March 31, 2020			As of December 31, 2019
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
Domestic servicing rights, at fair value	$16,524	$—	$16,524	$16,917	$—	$16,917
In-place lease intangible assets	135,293	(87,239)	48,054	135,293	(84,383)	50,910
Favorable lease intangible assets	24,217	(6,790)	17,427	24,218	(6,345)	17,873
Total net intangible assets	$176,034	$(94,029)	$82,005	$176,428	$(90,728)	$85,700

The following table summarizes the activity within intangible assets for the three months ended March 31, 2020 (amounts in thousands):

	Domestic	In-place Lease	Favorable Lease
	Servicing	Intangible	Intangible
	Rights	Assets	Assets	Total
Balance as of January 1, 2020	$16,917	$50,910	$17,873	$85,700
Amortization	—	(2,856)	(446)	(3,302)
Changes in fair value due to changes in inputs and assumptions	(393)	—	—	(393)
Balance as of March 31, 2020	$16,524	$48,054	$17,427	$82,005

The following table sets forth the estimated aggregate amortization of our in-place lease intangible assets and favorable lease intangible assets for the next five years and thereafter (amounts in thousands):

2020 (remainder of)	$8,397
2021	9,674
2022	7,892
2023	6,136
2024	4,742
Thereafter	28,640
Total	$65,481

9. Secured Borrowings

Secured Financing Agreements

The following table is a summary of our secured financing agreements in place as of March 31, 2020 and December 31, 2019 (dollars in thousands):

										Outstanding Balance at
	Current		Extended		Weighted Average	Pledged Asset		Maximum		March 31,		December 31,
	Maturity		Maturity (a)		Pricing	Carrying Value		Facility Size		2020		2019
Repurchase Agreements:
Commercial Loans	Aug 2020 to Jan 2024	(b)	Aug 2021 to Mar 2029	(b)	(c)	$5,882,347		$9,156,617	(d)	$4,245,330		$3,640,620
Residential Loans	Feb 2021		N/A		LIBOR + 2.10%	12,486		400,000		10,359		11,835
Infrastructure Loans	Feb 2021		N/A		LIBOR + 1.75%	196,639		500,000		162,306		188,198
Conduit Loans	Feb 2021 to Jun 2022		Feb 2022 to Jun 2023		LIBOR + 2.16%	182,575		350,000		123,353		86,575
CMBS/RMBS	Jun 2020 to Dec 2029	(e)	Dec 2020 to Jun 2030	(e)	(f)	1,104,252		821,816		682,777	(g)	682,229
Total Repurchase Agreements						7,378,299		11,228,433		5,224,125		4,609,457
Other Secured Financing:
Borrowing Base Facility	Apr 2022		Apr 2024		LIBOR + 2.25%	273,429		650,000	(h)	196,719		198,955
Commercial Financing Facility	Mar 2022		Mar 2029		GBP LIBOR + 1.75%	91,298		73,763		73,763		—
Infrastructure Acquisition Facility	Sep 2021		Sep 2022		(i)	731,095		740,382		586,250		603,642
Infrastructure Financing Facilities	Jul 2022 to Oct 2022		Oct 2024 to Jul 2027		LIBOR + 2.12%	542,597		1,250,000		448,848		428,206
Property Mortgages - Fixed rate	Nov 2024 to Aug 2052	(j)	N/A		3.94%	1,488,698		1,195,722		1,195,722		1,196,492
Property Mortgages - Variable rate	Jan 2023 to Mar 2025		N/A		LIBOR + 2.47%	777,925		728,310		707,009		696,503
Term Loan and Revolver	(k)		N/A		(k)	N/A	(k)	518,000		518,000		399,000
FHLB	Feb 2021		N/A		(l)	1,148,346		2,000,000		827,869		867,870
Total Other Secured Financing						5,053,388		7,156,177		4,554,180		4,390,668
						$12,431,687		$18,384,610		9,778,305		9,000,125
Unamortized net discount										(8,089)		(8,347)
Unamortized deferred financing costs										(80,533)		(85,730)
										$9,689,683		$8,906,048
(a)	Subject to certain conditions as defined in the respective facility agreement.
(b)	For certain facilities, borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions.
(c)	Certain facilities with an outstanding balance of $864.8 million as of March 31, 2020 are indexed to GBP LIBOR and EURIBOR. The remainder have a weighted average rate of LIBOR + 1.92%.
(d)	The aggregate initial maximum facility size of $8.9 billion may be increased at our option, subject to certain conditions. This amount includes such upsizes.
(e)	Certain facilities with an outstanding balance of $320.7 million as of March 31, 2020 carry a rolling 11-month or 12-month term which may reset monthly with the lender's consent. These facilities carry no maximum facility size.
(f)	A facility with an outstanding balance of $184.5 million as of March 31, 2020 has a fixed annual interest rate of 3.49%. All other facilities are variable rate with a weighted average rate of LIBOR + 1.66%.
(g)	Includes: (i) $184.5 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $42.9 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 14). Additionally, we have posted $38.2 million in cash margin with one of our lenders pursuant to the terms of the related repurchase facility. The outstanding debt balance included above has not been reduced by the $38.2 million, which is recorded in other assets on our condensed consolidated balance sheet as of March 31, 2020.
(h)	The initial maximum facility size of $300.0 million may be increased to $650.0 million, subject to certain conditions.

(i)	Consists of an annual interest rate of the applicable currency benchmark index + 1.75%. The spread will increase 25 bps in September 2020.
(j)	The weighted average maturity is 9.5 years as of March 31, 2020.
(k)	Consists of: (i) a $398.0 million term loan facility that matures in July 2026 with an annual interest rate of LIBOR + 2.50%; and (ii) a $120.0 million revolving credit facility that matures in July 2024 with an annual interest rate of LIBOR + 3.00%. These facilities are secured by the equity interests in certain of our subsidiaries which totaled $3.1 billion as of March 31, 2020.
(l)	FHLB financing with an outstanding balance of $481.5 million as of March 31, 2020 has a weighted average fixed annual interest rate of 1.99%. The remainder is variable rate with a weighted average rate of LIBOR + 0.29%.

In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

In January 2020, we entered into a CMBS/RMBS repurchase facility to finance certain CMBS investments within a consolidated joint venture in which we hold a 51% ownership interest. The facility carries a rolling 12-month term which may reset quarterly with the lender’s consent and an annual interest rate of three-month LIBOR + 1.35% to 1.85%. The facility’s maximum facility size is at the discretion of the lender.

In February 2020, we amended a Commercial Loans repurchase facility to increase available borrowings by $200.0 million to $1.8 billion.

In February 2020, we exercised an extension option on a Conduit Loans repurchase facility to extend the current maturity by one year with a one-year extension option.

In February 2020, we exercised an extension option on the Infrastructure Loans repurchase facility to extend the current maturity by one year.

In March 2020, we amended an Infrastructure Financing Facility to increase available borrowings by $250.0 million to $750.0 million.

In March 2020, we entered into a Commercial Financing Facility to finance non-U.S. commercial loans held-for-investment. The facility carries a two-year initial term with three one-year extension options and includes an option to extend the maturity for each underlying asset for up to four additional years. The facility has an annual interest rate of GBP LIBOR + 1.75%. This facility shares up to $500.0 million of $2.0 billion of maximum borrowings with a Commercial Loans repurchase facility.

Our secured financing agreements contain certain financial tests and covenants. As of March 31, 2020, we were in compliance with all such covenants.

We seek to mitigate risks associated with our repurchase agreements by managing risk related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value. The margin call provisions under the majority of our repurchase facilities, consisting of 75% of these agreements, do not permit valuation adjustments based on capital markets activity. Instead, margin calls on these facilities are limited to collateral-specific credit marks. To monitor credit risk associated with the performance and value of our loans and investments, our asset management team regularly reviews our investment portfolios and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary. For repurchase agreements containing margin call provisions for general capital markets activity, approximately 25% of these pertain to our loans held-for-sale, for which we manage credit risk through the purchase of credit index instruments. We further seek to manage risks associated with our repurchase agreements by matching the maturities and interest rate characteristics of our loans with the related repurchase agreement.

For the three months ended March 31, 2020 and 2019, approximately $8.8 million and $8.7 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations.

Collateralized Loan Obligations

In August 2019, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2019-FL1. On the closing date, the CLO issued $1.1 billion principal amount of notes, of which $936.4 million was purchased by third party investors. We retained $86.6 million of notes, along with preferred shares with a liquidation preference of $77.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO in exchange for cash. During the three months ended March 31, 2020, we utilized the reinvestment feature, contributing $82.5 million of additional interests into the CLO.

The following table is a summary of our CLO as of March 31, 2020 and December 31, 2019 (amounts in thousands):

		Face	Carrying	Weighted
March 31, 2020	Count	Amount	Value	Average Spread		Maturity
Collateral assets	22	$1,098,891	$1,098,839	LIBOR + 3.38%	(a)	Jan 2024	(b)
Financing	1	936,375	928,683	LIBOR + 1.65%	(c)	July 2038	(d)

December 31, 2019
Collateral assets	20	$1,073,504	$1,073,504	LIBOR + 3.34%	(a)	Nov 2023	(b)
Financing	1	936,375	928,060	LIBOR + 1.65%	(c)	July 2038	(d)
(a)	Represents the weighted-average coupon earned on variable rate loans during the respective year-to-date period. Of the loans financed by the CLO as of March 31, 2020, 9% earned fixed-rate weighted average interest of 6.84%.
(b)	Represents the weighted-average maturity, assuming the extended contractual maturity of the collateral assets.
(c)	Represents the weighted-average cost of financing incurred during the respective year-to-date period, inclusive of deferred issuance costs.
(d)	Repayments of the CLO are tied to timing of the related collateral asset repayments. The term of the CLO financing obligation represents the legal final maturity date.

We incurred $9.2 million of issuance costs in connection with the CLO, which are amortized on an effective yield basis over the estimated life of the CLO. For the three months ended March 31, 2020, approximately $0.6 million of amortization of deferred financing costs was included in interest expense on our condensed consolidated statement of operations. As of March 31, 2020 and December 31, 2019, our unamortized issuance costs were $7.7 million and $8.3 million, respectively.

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

	Repurchase	Other Secured
	Agreements	Financing	CLO		Total
2020 (remainder of)	$208,156	$494,342	$—		$702,498
2021	956,656	960,752	—		1,917,408
2022	1,314,349	555,681	—		1,870,030
2023	1,203,648	708,885	—		1,912,533
2024	1,037,701	391,140	—		1,428,841
Thereafter	503,615	1,443,380	936,375	(a)	2,883,370
Total	$5,224,125	$4,554,180	$936,375		$10,714,680
(a)	Assumes utilization of the reinvestment feature.

10. Unsecured Senior Notes

The following table is a summary of our unsecured senior notes outstanding as of March 31, 2020 and December 31, 2019 (dollars in thousands):

				Remaining
	Coupon	Effective	Maturity	Period of		Carrying Value at
	Rate	Rate (1)	Date	Amortization		March 31, 2020	December 31, 2019
2021 Senior Notes (February)	3.63%	3.89%	2/1/2021	0.8	years	$500,000	$500,000
2021 Senior Notes (December)	5.00%	5.32%	12/15/2021	1.7	years	700,000	700,000
2023 Convertible Notes	4.38%	4.86%	4/1/2023	3.0	years	250,000	250,000
2025 Senior Notes	4.75%	5.04%	3/15/2025	5.0	years	500,000	500,000
Total principal amount						1,950,000	1,950,000
Unamortized discount—Convertible Notes						(3,352)	(3,610)
Unamortized discount—Senior Notes						(11,038)	(12,144)
Unamortized deferred financing costs						(5,026)	(5,624)
Carrying amount of debt components						$1,930,584	$1,928,622
Carrying amount of conversion option equity components recorded in additional paid-in capital for outstanding convertible notes						$3,755	$3,755
(1)	Effective rate includes the effects of underwriter purchase discount and the adjustment for the conversion option on our Convertible Notes, the value of which reduced the initial liability and was recorded in additional paid-in-capital.

Convertible Senior Notes

We recognized interest expense of $3.0 million and $3.2 million during the three months ended March 31, 2020 and 2019, respectively, from our unsecured Convertible Notes.

The following table details the conversion attributes of our Convertible Notes outstanding as of March 31, 2020:

	March 31, 2020
	Conversion	Conversion
	Rate (1)	Price (2)
2023 Convertible Notes	38.5959	$25.91
(1)	The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of Convertible Notes converted, as adjusted in accordance with the indentures governing the Convertible Notes (including the applicable supplemental indentures).

(2)	As of March 31, 2020 and 2019, the market price of the Company’s common stock was $10.25 and $22.35 per share, respectively.

The if-converted value of the 2023 Convertible Notes was less than their principal amount by $151.1 million at March 31, 2020 as the closing market price of the Company’s common stock of $10.25 was less than the implicit conversion price of $25.91 per share. The if-converted value of the principal amount of the 2023 Convertible Notes was $98.9 million as of March 31, 2020.

11. Loan Securitization/Sale Activities

As described below, we regularly sell loans and notes under various strategies. We evaluate such sales as to whether they meet the criteria for treatment as a sale—legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint and transfer of control.

Conduit Loan Securitizations

Within the Investing and Servicing Segment, we originate commercial mortgage loans with the intent to sell these mortgage loans to VIEs for the purposes of securitization. These VIEs then issue CMBS that are collateralized in part by these assets, as well as other assets transferred to the VIE by third parties. In certain instances, we retain an interest in the VIE and/or serve as special servicer for the VIE. In these circumstances, we generally consolidate the VIE into which the loans were sold. The following summarizes the fair value and par value of loans sold from our conduit platform, as well as the amount of sale proceeds used in part to repay the outstanding balance of the repurchase agreements associated with these loans for the three months ended March 31, 2020 and 2019 (amounts in thousands):

			Repayment of
			repurchase
	Face Amount	Proceeds	agreements
For the Three Months Ended March 31,
2020	$335,835	$352,393	$254,966
2019	179,411	$186,841	$136,133

Securitization Financing Arrangements and Sales

Within the Commercial and Residential Lending Segment, we originate or acquire residential and commercial mortgage loans, subsequently selling all or a portion thereof. Typically, our motivation for entering into these transactions is to effectively create leverage on the subordinated position that we will retain and hold for investment. These loans may be sold directly or through a securitization. In certain instances, we retain an interest in the VIE and continue to act as servicer, special servicer or servicing administrator for the loan following its sale. In these circumstances, similar to the case of our Investing and Servicing Segment described above, we generally consolidate the VIE into which the loans were sold. During both the three months ended March 31, 2020 and 2019, we sold residential loans into a securitization VIE which we consolidate. In each of these instances, we retained interests in the VIE. The following table summarizes our loans sold by the Commercial and Residential Lending Segment, net of expenses (amounts in thousands):

	Loan Transfers Accounted for as Sales
	Commercial		Residential
	Face Amount	Proceeds	Face Amount	Proceeds
For the Three Months Ended March 31,
2020	$—	$—	$381,829	$399,351
2019	398,741	$396,310	$362,418	$374,861

During the three months ended March 31, 2020 and 2019, we recognized a $2.6 million and $0.3 million, respectively, favorable change in fair value of mortgage loans held-for-sale, net in our condensed consolidated statements of operations in connection with residential mortgage loan securitizations. During the three months ended March 31, 2019, gains recognized by the Commercial and Residential Lending Segment on sales of commercial loans were $2.8 million. There were no sales of commercial loans during the three months ended March 31, 2020.

Our securitizations have each been structured as bankruptcy-remote entities whose assets are not intended to be available to the creditors of any other party.

Infrastructure Loan Sales

During the three months ended March 31, 2020 and 2019, the Infrastructure Lending Segment sold loans held-for-sale with an aggregate face amount of $38.7 million and $180.3 million, respectively, for proceeds of $38.4 million and $172.7 million, recognizing gains of $0.3 million and $0.8 million, respectively.

12. Derivatives and Hedging Activity

Risk Management Objective of Using Derivatives

We are exposed to certain risks arising from both our business operations and economic conditions. Refer to Note 13 to the consolidated financial statements included in our Form 10-K for further discussion of our risk management objectives and policies.

Designated Hedges

The Company does not generally elect to apply the hedge accounting designation to its hedging instruments. As of March 31, 2020 and December 31, 2019, the Company did not have any designated hedges.

Non-designated Hedges and Derivatives

We have entered into the following types of non-designated hedges and derivatives:

●	Foreign exchange (“Fx”) forwards whereby we agree to buy or sell a specified amount of foreign currency for a specified amount of USD at a future date, economically fixing the USD amounts of foreign denominated cash flows we expect to receive or pay related to certain foreign denominated loan investments and properties;
●	Interest rate contracts which hedge a portion of our exposure to changes in interest rates;
●	Credit index instruments which hedge a portion of our exposure to the credit risk of our commercial loans held-for-sale;
●	Forward loan purchase commitments whereby we agree to buy a specified amount of residential mortgage loans at a future date for a specified price and the counterparty is contractually obligated to deliver such mortgage loans (see Note 21); and
●	Interest rate swap guarantees whereby we guarantee the interest rate swap obligations of certain Infrastructure Lending borrowers. Our interest rate swap guarantees were assumed in connection with the acquisition of the Infrastructure Lending Segment.

The following table summarizes our non-designated derivatives as of March 31, 2020 (notional amounts in thousands):

Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx contracts – Sell Euros ("EUR")	230	215,677	EUR	May 2020 – November 2025
Fx contracts – Buy Pounds Sterling ("GBP")	2	2,414	GBP	June 2020
Fx contracts – Sell Pounds Sterling ("GBP")	94	383,837	GBP	April 2020 – December 2023
Fx contracts – Sell Australian dollar ("AUD")	7	49,793	AUD	August 2021 – November 2021
Interest rate swaps – Paying fixed rates	40	1,493,447	USD	August 2022 – March 2030
Interest rate swaps – Receiving fixed rates	2	970,000	USD	January 2021 – March 2025
Interest rate caps	10	717,777	USD	September 2020 – August 2023
Credit index instruments	4	69,000	USD	September 2058 – August 2061
Forward loan purchase commitments	1	17,988	USD	April 2020
Interest rate swap guarantees	6	392,607	USD	March 2022 – June 2025
Total	396

The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019 (amounts in thousands):

	Fair Value of Derivatives		Fair Value of Derivatives
	in an Asset Position (1) as of		in a Liability Position (2) as of
	March 31,	December 31,	March 31,	December 31,
	2020	2019	2020	2019
Interest rate contracts	$41,970	$14,385	$140	$—
Interest rate swap guarantees	—	—	1,289	614
Foreign exchange contracts	57,243	14,558	3,689	7,834
Credit index instruments	2,235	—	—	292
Total derivatives	$101,448	$28,943	$5,118	$8,740
(1)	Classified as derivative assets in our condensed consolidated balance sheets.

(2)	Classified as derivative liabilities in our condensed consolidated balance sheets.

The tables below present the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 (amounts in thousands):

		Amount of Gain (Loss)
		Recognized in Income for the
Derivatives Not Designated	Location of Gain (Loss)	Three Months Ended March 31,
as Hedging Instruments	Recognized in Income	2020	2019
Interest rate contracts	Gain (loss) on derivative financial instruments	$(45,125)	$(3,757)
Interest rate swap guarantees	Gain (loss) on derivative financial instruments	(675)	(182)
Foreign exchange contracts	Gain (loss) on derivative financial instruments	53,265	2,444
Credit index instruments	Gain (loss) on derivative financial instruments	2,245	(712)
		$9,710	$(2,207)

13. Offsetting Assets and Liabilities

The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

				(iv)
				Gross Amounts Not
				Offset in the Statement
		(ii)	(iii) = (i) - (ii)	of Financial Position
		Gross Amounts	Net Amounts		Cash
	(i)	Offset in the	Presented in		Collateral
	Gross Amounts	Statement of	the Statement of	Financial	Received /	(v) = (iii) - (iv)
	Recognized	Financial Position	Financial Position	Instruments	Pledged	Net Amount
As of March 31, 2020
Derivative assets	$101,448	$—	$101,448	$3,696	$41,856	$55,896
Derivative liabilities	$5,118	$—	$5,118	$3,696	$133	$1,289
Repurchase agreements	5,224,125	—	5,224,125	5,224,125	—	—
	$5,229,243	$—	$5,229,243	$5,227,821	$133	$1,289
As of December 31, 2019
Derivative assets	$28,943	$—	$28,943	$5,312	$14,208	$9,423
Derivative liabilities	$8,740	$—	$8,740	$5,312	$292	$3,136
Repurchase agreements	4,609,457	—	4,609,457	4,609,457	—	—
	$4,618,197	$—	$4,618,197	$4,614,769	$292	$3,136

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

The following table details the assets and liabilities of our consolidated CLO as of March 31, 2020 and December 31, 2019 (amounts in thousands):

	March 31, 2020	December 31, 2019
Assets:
Loans held-for-investment	$1,098,839	1,073,504
Accrued interest receivable	1,748	3,129
Other assets	1,109	26,496
Total Assets	$1,101,696	$1,103,129
Liabilities
Accounts payable, accrued expenses and other liabilities	$905	$1,362
Collateralized loan obligations, net	928,683	928,060
Total Liabilities	$929,588	$929,422

Assets held by this CLO are restricted and can be used only to settle obligations of the CLO, including the subordinate interests owned by us. The liabilities of this CLO are non-recourse to us and can only be satisfied from the assets of the CLO.

We also hold controlling interests in other non-securitization entities that are considered VIEs. SPT Dolphin Intermediate LLC (“SPT Dolphin”), the entity which holds the Woodstar II Portfolio, is a VIE because the third party interest holders do not carry kick-out rights or substantive participating rights. We were deemed to be the primary beneficiary of the VIE because we possess both the power to direct the activities of the VIE that most significantly impact its economic performance and a significant economic interest in the entity. This VIE had total assets of $678.0 million and liabilities of $445.3 million as of March 31, 2020.

In December 2019, we entered into a newly-formed joint venture (the “CMBS JV”) within our Investing and Servicing Segment, which is considered a VIE because the third party interest holder does not carry kick-out rights or substantive participating rights. We hold a 51% ownership interest and are deemed the primary beneficiary of the CMBS JV. This VIE had total assets of $323.9 million and liabilities of $88.3 million as of March 31, 2020. Refer to Note 16 for further discussion.

In total, our other consolidated non-securitization VIEs had total assets of $1.1 billion and liabilities of $586.7 million as of March 31, 2020.

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

As of March 31, 2020, four of our collateralized debt obligation (“CDO”) structures within our Investing and Servicing Segment were in default or imminent default, which, pursuant to the underlying indentures, changes the rights of the variable interest holders. Upon default of a CDO, the trustee or senior note holders are allowed to exercise certain rights, including liquidation of the collateral, which at that time, is the activity which would most significantly impact the CDO’s economic performance. Further, when the CDO is in default, the collateral administrator no longer has the option to purchase securities from the CDO. In cases where the CDO is in default and we do not have the ability to exercise rights which would most significantly impact the CDO’s economic performance, we do not consolidate the VIE. As of March 31, 2020, none of these CDO structures were consolidated.

As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of March 31, 2020, our maximum risk of loss related to securitization VIEs in which we were not the primary beneficiary was $32.9 million on a fair value basis.

As of March 31, 2020, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances, excluding the notional value of interest-only securities, of $4.4 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.

We also hold passive non-controlling interests in certain unconsolidated entities that are considered VIEs. We are not the primary beneficiaries of these VIEs as we do not possess the power to direct the activities of the VIEs that most significantly impact their economic performance and therefore report our interests, which totaled $21.0 million as of March 31, 2020, within investment in unconsolidated entities on our condensed consolidated balance sheet. Our maximum risk of loss is limited to our carrying value of the investments.

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

Base Management Fee. For the three months ended March 31, 2020 and 2019, approximately $19.1 million and $19.6 million, respectively, was incurred for base management fees. As of March 31, 2020 and December 31, 2019, there were $19.1 million and $19.3 million, respectively, of unpaid base management fees included in related-party payable in our condensed consolidated balance sheets.

Incentive Fee. For the three months ended March 31, 2020 and 2019, approximately $15.8 million and $0.2 million, respectively, was incurred for incentive fees. As of March 31, 2020 and December 31, 2019, there were $15.8 million and $18.1 million, respectively, of unpaid incentive fees included in related-party payable in our condensed consolidated balance sheets.

Expense Reimbursement. For both the three months ended March 31, 2020 and 2019, approximately $2.2 million was incurred for executive compensation and other reimbursable expenses and recognized within general and administrative expenses in our condensed consolidated statements of operations. As of March 31, 2020 and December 31, 2019, approximately $4.4 million and $3.5 million, respectively, of unpaid reimbursable executive compensation and other expenses were included in related-party payable in our condensed consolidated balance sheets.

Equity Awards. In certain instances, we issue RSAs to certain employees of affiliates of our Manager who perform services for us. During the three months ended March 31, 2020 and 2019, we granted 341,635 and 114,216 RSAs, respectively, at grant date fair values of $3.9 million and $2.6 million, respectively. Expenses related to the vesting of awards to employees of affiliates of our Manager were $1.1 million and $0.8 million during the three months ended March 31, 2020 and 2019, respectively, and are reflected in general and administrative expenses in our condensed consolidated statements of operations. These shares generally vest over a three-year period.

Manager Equity Plan

In May 2017, the Company’s shareholders approved the Starwood Property Trust, Inc. 2017 Manager Equity Plan (the “2017 Manager Equity Plan”), which replaced the Starwood Property Trust, Inc. Manager Equity Plan (“Manager Equity Plan”). In September 2019, we granted 1,200,000 RSUs to our Manager under the 2017 Manager Equity Plan. In April 2018, we granted 775,000 RSUs to our Manager under the 2017 Manager Equity Plan. In March 2017, we granted 1,000,000 RSUs to our Manager under the Manager Equity Plan. In connection with these grants and prior similar grants, we recognized share-based compensation expense of $5.2 million and $3.2 million within management fees in our condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019, respectively. Refer to Note 16 for further discussion of these grants.

Investments in Loans

In January 2020, the Company originated a $3.5 million bridge loan to a third party borrower for the development and recapitalization of luxury cabin rentals.  In February 2020, the bridge loan was repaid, and the Company originated a $99.0 million first mortgage loan to the same borrower.  The loan bears interest at a fixed rate of 10.5% plus fees and contains a term of 36 months with two one-year extension options.  Certain members of our executive team and board of directors own equity interests in the borrower.  The investment was approved by our independent directors.

In January 2020, the Company co-originated a €70.3 million mezzanine loan with SEREF, an affiliate of our Manager, to the third party that acquired our property portfolio in Ireland in December 2019. The Company and SEREF each originated €35.2 million. The loan matures in October 2025.

During the three months ended March 31, 2020, the Company acquired $100.8 million of loans from a residential mortgage originator in which it holds an equity interest. Additionally, as of March 31, 2020, the Company had an outstanding residential mortgage loan purchase commitment of $18.0 million to this residential mortgage originator. Refer to Note 7 for further discussion.

Lease Arrangements

In March 2020, we entered into an office lease agreement with an entity which is controlled by our Chairman and CEO through majority equity ownership of the entity. The leased premises are currently under construction and will serve as our new Miami Beach office when our existing lease in Miami Beach expires on December 31, 2021. The lease will commence after delivery of the office space to us, but no earlier than July 30, 2021. The lease is for approximately 74,000 square feet of office space, has an initial term of 15 years and requires monthly lease payments starting in the tenth month after lease commencement. The lease payments are based on an annual base rate of $52.00 per square foot that increases by 3% each anniversary following commencement, plus our pro rata share of building operating expenses. On April 30, 2020, we provided a $1.9 million cash security deposit to the landlord. Prior to the execution of this lease, we engaged an independent third party leasing firm and external counsel to advise the independent directors of our board of directors on market terms for the lease.  The terms of the lease were approved by our independent directors.

Other Related-Party Arrangements

Highmark Residential (“Highmark”), an affiliate of our Manager, provides property management services for 21 properties within our Woodstar I Portfolio. Fees paid to Highmark are calculated as a percentage of gross receipts and are at market terms. During the three months ended March 31, 2020 and 2019, property management fees to Highmark of $0.5 million and $0.3 million, respectively, were recognized in our condensed consolidated statements of operations.

Refer to Note 16 to the consolidated financial statements included in our Form 10-K for further discussion of related-party agreements.

16. Stockholders’ Equity and Non-Controlling Interests

During the three months ended March 31, 2020, our board of directors declared the following dividends:

Declaration Date	Record Date	Ex-Dividend Date	Payment Date	Amount	Frequency
2/25/20	3/31/20	3/30/20	4/15/20	0.48	Quarterly

During the three months ended March 31, 2020 and 2019, there were no shares issued under our At-The-Market Equity Offering Sales Agreement. During the three months ended March 31, 2020 and 2019, shares issued under the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) were not material.

In February 2020, our board of directors authorized the repurchase of up to $400.0 million of our outstanding common shares and Convertible Notes over a period of one year. Purchases made pursuant to the program will be made either in the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are discretionary and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. In March 2020, we repurchased 1,925,421 shares of common stock for $28.8 million and no Convertible Notes under our repurchase program. As of March 31, 2020, we had $371.2 million of remaining capacity to repurchase common stock and/or Convertible Notes under the repurchase program.

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

The table below summarizes our share awards granted or vested under the Manager Equity Plan and the 2017 Manager Equity Plan during the three months ended March 31, 2020 and 2019 (dollar amounts in thousands):

Grant Date	Type	Amount Granted	Grant Date Fair Value	Vesting Period
September 2019	RSU	1,200,000	$29,484	(1)
April 2018	RSU	775,000	16,329	3 years
March 2017	RSU	1,000,000	22,240	3 years
(1)	Of the amount granted, 218,898 vested immediately on the grant date and the remaining amount vests over a three-year period.

Schedule of Non-Vested Shares and Share Equivalents

		2017		Weighted Average
	2017	Manager		Grant Date Fair
	Equity Plan	Equity Plan	Total	Value (per share)
Balance as of January 1, 2020	1,413,170	1,305,597	2,718,767	$22.74
Granted	965,847	—	965,847	10.77
Vested	(474,367)	(229,675)	(704,042)	22.28
Forfeited	(314)	—	(314)	21.31
Balance as of March 31, 2020	1,904,336	1,075,922	2,980,258	18.97

As of March 31, 2020, there were 6.5 million shares of common stock available for future grants under the 2017 Manager Equity Plan and the 2017 Equity Plan.

Non-Controlling Interests in Consolidated Subsidiaries

In connection with our Woodstar II Portfolio acquisitions, we issued 10.2 million Class A Units in our consolidated subsidiary, SPT Dolphin, and rights to receive an additional 1.9 million Class A Units if certain contingent events occur. As of March 31, 2020, 1.8 million of the 1.9 million contingent Class A Units were issued. The Class A Units are redeemable for consideration equal to the current share price of the Company’s common stock on a one-for-one basis, with the consideration paid in either cash or the Company’s common stock, at the determination of the Company. During the three months ended March 31, 2020, redemptions of 0.4 million of the Class A Units were received and settled in common stock, leaving 10.6 million Class A Units outstanding as of March 31, 2020. In consolidation, the outstanding Class A Units are reflected as non-controlling interests in consolidated subsidiaries on our condensed consolidated balance sheets, the balance of which was $227.1 million and $235.9 million as of March 31, 2020 and December 31, 2019, respectively.

To the extent SPT Dolphin has sufficient cash available, the Class A Units earn a preferred return indexed to the dividend rate of the Company’s common stock. Any distributions made pursuant to this waterfall are recognized within net income attributable to non-controlling interests in our condensed consolidated statements of operations. During the three months ended March 31, 2020 and 2019, we recognized net income attributable to non-controlling interests of $5.1 million and $5.7 million, respectively, associated with these Class A Units.

As discussed in Note 14, we entered into the CMBS JV within our Investing and Servicing Segment in December 2019. Because the CMBS JV was deemed a VIE for which we were the primary beneficiary, this transaction was not recognized as a sale for GAAP purposes. Instead, the 49% interest of our joint venture partner is reflected as a non-controlling interest in consolidated subsidiaries on our consolidated balance sheets, and any net income attributable to this 49% joint venture interest is reflected within net income attributable to non-controlling interests in our consolidated statement of operations. The non-controlling interests in the CMBS JV was $121.6 million and $175.6 million as of March 31, 2020 and December 31, 2019, respectively. During the three months ended March 31, 2020, net loss attributable to non-controlling interests was $6.0 million.

17. (Loss) Earnings per Share

The following table provides a reconciliation of net (loss) income and the number of shares of common stock used in the computation of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2020	2019
Basic (Loss) Earnings
(Loss) income attributable to STWD common stockholders	$(66,769)	$70,383
Less: Income attributable to participating shares not already deducted as non-controlling interests	(1,222)	(824)
Basic (loss) earnings	$(67,991)	$69,559

Diluted (Loss) Earnings
(Loss) income attributable to STWD common stockholders	$(66,769)	$70,383
Less: Income attributable to participating shares not already deducted as non-controlling interests	(1,222)	(824)
Add: Interest expense on Convertible Notes (1)	*	*
Add: Loss on extinguishment of Convertible Notes (1)	*	*
Diluted (loss) earnings	$(67,991)	$69,559

Number of Shares:
Basic — Average shares outstanding	280,990	277,544
Effect of dilutive securities — Convertible Notes (1)	*	*
Effect of dilutive securities — Unvested non-participating shares	—	154
Diluted — Average shares outstanding	280,990	277,698

(Loss) Earnings Per Share Attributable to STWD Common Stockholders:
Basic	$(0.24)	$0.25
Diluted	$(0.24)	$0.25
(1)	The Company does not intend to fully settle the principal amount of the Convertible Notes in cash upon conversion. Accordingly, under GAAP, the dilutive effect to EPS for the periods presented above is determined using the “if-converted” method whereby interest expense or any loss on extinguishment of our Convertible Notes is added back to the diluted EPS numerator and the full number of potential shares contingently issuable upon their conversion is included in the diluted EPS denominator, if dilutive. Refer to Note 10 for further discussion.

* Our Convertible Notes were not dilutive for the three months ended March 31, 2020 and 2019.

As of March 31, 2020 and 2019, participating shares of 13.2 million and 13.6 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above. Such participating shares at March 31, 2020 and 2019 included 10.6 million and 11.9 million potential shares, respectively, of our common stock issuable upon redemption of the Class A Units in SPT Dolphin, as discussed in Note 16.

18. Accumulated Other Comprehensive Income

The changes in AOCI by component are as follows (amounts in thousands):

	Cumulative
	Unrealized Gain
	(Loss) on	Foreign
	Available-for-	Currency
	Sale Securities	Translation	Total
Three Months Ended March 31, 2020
Balance at January 1, 2020	$50,996	$(64)	$50,932
OCI before reclassifications	(15,048)	—	(15,048)
Amounts reclassified from AOCI	—	—	—
Net period OCI	(15,048)	—	(15,048)
Balance at March 31, 2020	$35,948	$(64)	$35,884
Three Months Ended March 31, 2019
Balance at January 1, 2019	$53,515	$5,145	$58,660
OCI before reclassifications	(387)	(2,475)	(2,862)
Amounts reclassified from AOCI	—	—	—
Net period OCI	(387)	(2,475)	(2,862)
Balance at March 31, 2019	$53,128	$2,670	$55,798

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

We incorporate credit valuation adjustments to appropriately reflect both our own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of non-performance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2020 and December 31, 2019, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.

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

Loans held-for-investment and loans held-for-sale

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

Secured financing agreements, CLO and unsecured senior notes not convertible

The fair value of the secured financing agreements, CLO and unsecured senior notes not convertible are determined by discounting the contractual cash flows at the interest rate we estimate such arrangements would bear if executed in the current market. We have determined that our valuation of these instruments should be classified in Level III of the fair value hierarchy.

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

Fair Value Disclosures

The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the condensed consolidated balance sheets by their level in the fair value hierarchy as of March 31, 2020 and December 31, 2019 (amounts in thousands):

	March 31, 2020
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$1,347,797	$—	$—	$1,347,797
RMBS	170,640	—	—	170,640
CMBS	32,855	—	10,420	22,435
Equity security	8,626	8,626	—	—
Domestic servicing rights	16,524	—	—	16,524
Derivative assets	101,448	—	101,448	—
VIE assets	61,157,805	—	—	61,157,805
Total	$62,835,695	$8,626	$111,868	$62,715,201
Financial Liabilities:
Derivative liabilities	$5,118	$—	$5,118	$—
VIE liabilities	59,807,306	—	58,300,869	1,506,437
Total	$59,812,424	$—	$58,305,987	$1,506,437

	December 31, 2019
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$1,436,194	$—	$—	$1,436,194
RMBS	189,576	—	—	189,576
CMBS	37,360	—	12,352	25,008
Equity security	12,664	12,664	—	—
Domestic servicing rights	16,917	—	—	16,917
Derivative assets	28,943	—	28,943	—
VIE assets	62,187,175	—		62,187,175
Total	$63,908,829	$12,664	$41,295	$63,854,870
Financial Liabilities:
Derivative liabilities	$8,740	$—	$8,740	$—
VIE liabilities	60,743,494	—	58,206,102	2,537,392
Total	$60,752,234	$—	$58,214,842	$2,537,392

The changes in financial assets and liabilities classified as Level III are as follows for the three months ended March 31, 2020 and 2019 (amounts in thousands):

				Domestic
	Loans at			Servicing		VIE
Three Months Ended March 31, 2020	Fair Value	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
January 1, 2020 balance	$1,436,194	$189,576	$25,008	$16,917	$62,187,175	$(2,537,392)	$61,317,478
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	(16,134)	—	5,738	(393)	(3,506,792)	146,282	(3,371,299)
Net accretion	—	2,661	—	—	—	—	2,661
Included in OCI	—	(15,048)	—	—	—	—	(15,048)
Purchases / Originations	746,880	—	—	—	—	—	746,880
Sales	(751,746)	—	(7,940)	—	—	—	(759,686)
Issuances	—	—	—	—	—	(24,376)	(24,376)
Cash repayments / receipts	(67,397)	(6,549)	(371)	—	—	(8,916)	(83,233)
Transfers into Level III	—	—	—	—	—	(101,265)	(101,265)
Transfers out of Level III	—	—	—	—	—	1,090,325	1,090,325
Consolidation of VIEs	—	—	—	—	2,477,422	(71,095)	2,406,327
March 31, 2020 balance	$1,347,797	$170,640	$22,435	$16,524	$61,157,805	$(1,506,437)	$61,208,764
Amount of unrealized (losses) gains attributable to assets still held at March 31, 2020:
Included in earnings	$(39,070)	$2,661	$(647)	$(393)	$(3,506,792)	$146,282	$(3,397,959)
Included in OCI	$—	$(15,048)	$—	$—	$—	$—	$(15,048)

				Domestic
	Loans at			Servicing		VIE
Three Months Ended March 31, 2019	Fair Value	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
January 1, 2019 balance	$671,282	$209,079	$25,228	$20,557	$53,446,364	$(1,441,446)	$52,931,064
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	11,266	—	(295)	(767)	294,345	33,957	338,506
Net accretion	—	2,503	—	—	—	—	2,503
Included in OCI	—	(387)	—	—	—	—	(387)
Purchases / Originations	740,296	—	—	—	—	—	740,296
Sales	(561,702)	—	(3,228)	—	—	—	(564,930)
Issuances	—	—	—	—	—	(33,678)	(33,678)
Cash repayments / receipts	(19,455)	(6,360)	(188)	—	—	(389)	(26,392)
Transfers into Level III	—	—	5,350	—	—	(670,742)	(665,392)
Transfers out of Level III	—	—	—	—	—	136,592	136,592
Consolidation of VIEs	—	—	—	—	3,280,065	(103,309)	3,176,756
Deconsolidation of VIEs	—	—	11,468	—	(45,910)	32,456	(1,986)
March 31, 2019 balance	$841,687	$204,835	$38,335	$19,790	$56,974,864	$(2,046,559)	$56,032,952
Amount of unrealized gains (losses) included in earnings attributable to assets still held at March 31, 2019	$3,169	$2,503	$(567)	$(767)	$294,345	$33,957	$332,640

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

The following table presents the fair values, all of which are classified in Level III of the fair value hierarchy, of our financial instruments not carried at fair value on the condensed consolidated balance sheets (amounts in thousands):

	March 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets not carried at fair value:
Loans held-for-investment and loans held-for-sale	$10,316,073	$10,165,113	$10,034,030	$10,086,372
HTM debt securities	565,851	540,268	570,638	568,727
Financial liabilities not carried at fair value:
Secured financing agreements and CLO	$10,618,366	$10,361,814	$9,834,108	$9,826,511
Unsecured senior notes	1,930,584	1,773,382	1,928,622	2,022,283

The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Carrying Value at	Valuation	Unobservable	Range (Weighted Average) as of (1)
	March 31, 2020	Technique	Input	March 31, 2020	December 31, 2019
Loans under fair value option	$1,347,797	Discounted cash flow	Yield (b)	3.2% - 8.9% (5.2%)	3.4% - 5.9%
			Duration (c)	1.4 - 11.3 years (4.8 years)	1.3 - 11.3 years
RMBS	170,640	Discounted cash flow	Constant prepayment rate (a)	3.3% - 17.8% (7.7%)	3.1% - 24.9%
			Constant default rate (b)	0.4% - 4.8% (2.4%)	0.5% - 5.0%
			Loss severity (b)	0% - 82% (29%) (e)	0% - 93% (e)
			Delinquency rate (c)	4% - 29% (17%)	5% - 29%
			Servicer advances (a)	27% - 85% (61%)	27% - 85%
			Annual coupon deterioration (b)	0% - 0.9% (0.1%)	0% - 1.6%
			Putback amount per projected total collateral loss (d)	0% - 25% (2.9%)	0% - 28%
CMBS	22,435	Discounted cash flow	Yield (b)	0% - 6.2% (3.9%)	0% - 122.9%
			Duration (c)	0 - 9.7 years (4.8 years)	0 - 9.7 years
Domestic servicing rights	16,524	Discounted cash flow	Debt yield (a)	7.75% (7.75%)	7.50%
			Discount rate (b)	15% (15%)	15%
			Control migration (b)	0% - 80% (80%)	0% - 80%
VIE assets	61,157,805	Discounted cash flow	Yield (b)	0% - 862.5% (10.7%)	0% - 690.7%
			Duration (c)	0 - 18.2 years (5.1 years)	0 - 19.2 years
VIE liabilities	(1,506,437)	Discounted cash flow	Yield (b)	0% - 862.5% (10.6%)	0% - 690.7%
			Duration (c)	0 - 11.4 years (5.2 years)	0 - 12.7 years
(1)	The ranges and weighted averages of significant unobservable inputs are represented in percentages and years. Unobservable inputs were weighted by the relative carrying value of the instruments as of March 31, 2020.

Information about Uncertainty of Fair Value Measurements

(a)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
(b)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.
(c)	Significant increase (decrease) in the unobservable input in isolation would result in either a significantly lower or higher (higher or lower) fair value measurement depending on the structural features of the security in question.
(d)	Any delay in the putback recovery date leads to a decrease in fair value for the majority of securities in our RMBS portfolio.
(e)	28% and 34% of the portfolio falls within a range of 45% - 80% as of March 31, 2020 and December 31, 2019, respectively.

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

Our TRSs engage in various real estate related operations, including special servicing of commercial real estate, originating and securitizing commercial mortgage loans, and investing in entities which engage in real estate-related operations. As of March 31, 2020 and December 31, 2019, approximately $1.4 billion and $1.6 billion, respectively, of assets were owned by TRS entities. Our TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.

The following table is a reconciliation of our U.S. federal income tax (benefit) provision determined using our statutory federal tax rate to our reported income tax (benefit) provision for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended March 31,
	2020		2019
Federal statutory tax rate	$(15,329)	21.0%	$16,137	21.0%
REIT and other non-taxable (loss) income	9,914	(13.6)%	(16,160)	(21.0)%
State income taxes	(1,779)	2.4%	(6)	—%
Federal benefit of state tax deduction	374	(0.5)%	1	—%
Other	91	(0.1)%	362	0.4%
Effective tax rate	$(6,729)	9.2%	$334	0.4%

The Company has used the discrete tax approach in calculating the tax benefit for the three months ended March 31, 2020 due to the fact that a relatively small change in the Company’s projected pre-tax net income (loss) could result in a volatile effective tax rate. Under the discrete method, the Company determines its tax (benefit) provision based upon actual results as if the interim period was an annual period.

In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus.  These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws.  The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws.  For the three months ended March 31, 2020, there were no material tax impacts to our condensed consolidated financial statements as it relates to COVID-19 measures.  We continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.

21. Commitments and Contingencies

As of March 31, 2020, our Commercial and Residential Lending Segment had future commercial loan funding commitments totaling $2.7 billion, of which we expect to fund $2.5 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Additionally, as of March 31, 2020, our Commercial and Residential Lending Segment had an outstanding residential mortgage loan purchase commitment of $18.0 million to a residential mortgage originator in which we hold an equity interest. Refer to Note 15 for further discussion.

As of March 31 2020, our Infrastructure Lending Segment had future infrastructure loan funding commitments totaling $321.6 million, including $140.8 million under revolvers and letters of credit (“LCs”), and $180.8 million under delayed draw term loans. As of March 31 2020, $24.0 million of revolvers and LCs were outstanding.

In connection with the Infrastructure Lending Segment acquisition, we assumed guarantees of certain borrowers’ performance under existing interest rate swaps.  As of March 31 2020, we had six outstanding guarantees on interest rate swaps maturing between March 2022 and June 2025. Refer to Note 12 for further discussion.

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

The table below presents our results of operations for the three months ended March 31, 2020 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$192,381	$22,413	$—	$2,633	$—	$217,427	$—	$217,427
Interest income from investment securities	18,628	701	—	24,800	—	44,129	(28,889)	15,240
Servicing fees	172	—	—	6,442	—	6,614	(1,821)	4,793
Rental income	78	—	63,961	10,107	—	74,146	—	74,146
Other revenues	178	143	122	513	—	956	(2)	954
Total revenues	211,437	23,257	64,083	44,495	—	343,272	(30,712)	312,560
Costs and expenses:
Management fees	351	—	—	239	40,107	40,697	31	40,728
Interest expense	53,950	13,117	17,121	7,194	28,805	120,187	(162)	120,025
General and administrative	8,132	4,423	1,078	20,684	4,301	38,618	84	38,702
Acquisition and investment pursuit costs	860	17	12	20	—	909	—	909
Costs of rental operations	778	—	22,852	4,584	—	28,214	—	28,214
Depreciation and amortization	415	70	19,288	4,207	—	23,980	—	23,980
Credit loss provision, net	40,217	8,452	—	—	—	48,669	—	48,669
Other expense	77	—	311	—	—	388	—	388
Total costs and expenses	104,780	26,079	60,662	36,928	73,213	301,662	(47)	301,615
Other (loss) income:
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	(45,493)	(45,493)
Change in fair value of servicing rights	—	—	—	318	—	318	(711)	(393)
Change in fair value of investment securities, net	(27,879)	—	—	(47,216)	—	(75,095)	77,599	2,504
Change in fair value of mortgage loans, net	(35,517)	—	—	19,383	—	(16,134)	—	(16,134)
Earnings (loss) from unconsolidated entities	51	—	—	620	—	671	(574)	97
Gain on sale of investments and other assets, net	—	296	—	—	—	296	—	296
Gain (loss) on derivative financial instruments, net	30,805	(1,001)	(30,223)	(19,106)	29,235	9,710	—	9,710
Foreign currency (loss) gain, net	(34,001)	(473)	(19)	7	—	(34,486)	—	(34,486)
Loss on extinguishment of debt	—	(170)	—	—	—	(170)	—	(170)
Other income, net	—	—	50	76	—	126	—	126
Total other (loss) income	(66,541)	(1,348)	(30,192)	(45,918)	29,235	(114,764)	30,821	(83,943)
Income (loss) before income taxes	40,116	(4,170)	(26,771)	(38,351)	(43,978)	(73,154)	156	(72,998)
Income tax benefit	4,422	145	—	2,162	—	6,729	—	6,729
Net income (loss)	44,538	(4,025)	(26,771)	(36,189)	(43,978)	(66,425)	156	(66,269)
Net (income) loss attributable to non-controlling interests	(3)	—	(5,111)	4,770	—	(344)	(156)	(500)
Net income (loss) attributable to Starwood Property Trust, Inc.	$44,535	$(4,025)	$(31,882)	$(31,419)	$(43,978)	$(66,769)	$—	$(66,769)

The table below presents our results of operations for the three months ended March 31, 2019 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$154,595	$26,915	$—	$1,906	$—	$183,416	$—	$183,416
Interest income from investment securities	19,908	885	—	24,293	—	45,086	(27,454)	17,632
Servicing fees	123	—	—	27,243	—	27,366	(2,933)	24,433
Rental income	—	—	70,521	13,312	—	83,833	—	83,833
Other revenues	204	686	78	196	20	1,184	(18)	1,166
Total revenues	174,830	28,486	70,599	66,950	20	340,885	(30,405)	310,480
Costs and expenses:
Management fees	411	—	—	18	22,988	23,417	49	23,466
Interest expense	61,604	18,577	18,990	7,746	27,915	134,832	(160)	134,672
General and administrative	6,768	4,479	1,518	18,851	3,226	34,842	88	34,930
Acquisition and investment pursuit costs	249	16	—	77	—	342	—	342
Costs of rental operations	19	—	22,937	6,695	—	29,651	—	29,651
Depreciation and amortization	71	—	23,896	5,287	—	29,254	—	29,254
Credit loss provision, net	(11)	774	—	—	—	763	—	763
Other expense	77	—	134	—	—	211	—	211
Total costs and expenses	69,188	23,846	67,475	38,674	54,129	253,312	(23)	253,289
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	47,836	47,836
Change in fair value of servicing rights	—	—	—	(515)	—	(515)	(252)	(767)
Change in fair value of investment securities, net	(1,694)	—	—	18,140	—	16,446	(16,384)	62
Change in fair value of mortgage loans, net	1,386	—	—	9,880	—	11,266	—	11,266
Earnings (loss) from unconsolidated entities	577	—	(43,805)	594	—	(42,634)	(566)	(43,200)
Gain on sale of investments and other assets, net	2,755	790	—	940	—	4,485	—	4,485
(Loss) gain on derivative financial instruments, net	(9,297)	(395)	1,290	(3,432)	9,627	(2,207)	—	(2,207)
Foreign currency gain (loss), net	5,239	300	9	(1)	—	5,547	—	5,547
(Loss) gain on extinguishment of debt	—	(3,304)	—	—	6	(3,298)	—	(3,298)
Other loss, net	—	—	—	—	(73)	(73)	—	(73)
Total other income (loss)	(1,034)	(2,609)	(42,506)	25,606	9,560	(10,983)	30,634	19,651
Income (loss) before income taxes	104,608	2,031	(39,382)	53,882	(44,549)	76,590	252	76,842
Income tax benefit (provision)	248	85	(258)	(409)	—	(334)	—	(334)
Net income (loss)	104,856	2,116	(39,640)	53,473	(44,549)	76,256	252	76,508
Net (income) loss attributable to non-controlling interests	(371)	—	(5,717)	215	—	(5,873)	(252)	(6,125)
Net income (loss) attributable to Starwood Property Trust, Inc.	$104,485	$2,116	$(45,357)	$53,688	$(44,549)	$70,383	$—	$70,383

The table below presents our condensed consolidated balance sheet as of March 31, 2020 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$22,910	$40	$28,137	$36,913	$719,222	$807,222	$4,434	$811,656
Restricted cash	50,331	43,679	7,362	18,365	—	119,737	—	119,737
Loans held-for-investment, net	9,106,441	1,381,271	—	1,224	—	10,488,936	—	10,488,936
Loans held-for-sale	886,076	101,895	—	186,963	—	1,174,934	—	1,174,934
Investment securities	955,614	44,141	—	1,095,990	—	2,095,745	(1,317,773)	777,972
Properties, net	26,585	—	2,014,007	212,478	—	2,253,070	—	2,253,070
Intangible assets	—	—	45,331	63,632	—	108,963	(26,958)	82,005
Investment in unconsolidated entities	50,017	25,862	—	31,321	—	107,200	(19,866)	87,334
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Derivative assets	57,238	6	98	2,250	41,856	101,448	—	101,448
Accrued interest receivable	49,942	4,949	—	1,047	3,357	59,295	(758)	58,537
Other assets	61,109	5,108	76,776	52,119	8,812	203,924	(15)	203,909
VIE assets, at fair value	—	—	—	—	—	—	61,157,805	61,157,805
Total Assets	$11,266,263	$1,726,360	$2,171,711	$1,842,739	$773,247	$17,780,320	$59,796,869	$77,577,189
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$33,645	$11,933	$48,748	$48,090	$79,178	$221,594	$75	$221,669
Related-party payable	—	—	—	5	39,261	39,266	—	39,266
Dividends payable	—	—	—	—	137,529	137,529	—	137,529
Derivative liabilities	3,740	1,292	—	86	—	5,118	—	5,118
Secured financing agreements, net	5,611,239	1,190,995	1,698,044	692,941	510,414	9,703,633	(13,950)	9,689,683
Collateralized loan obligations, net	928,683	—	—	—	—	928,683	—	928,683
Unsecured senior notes, net	—	—	—	—	1,930,584	1,930,584	—	1,930,584
VIE liabilities, at fair value	—	—	—	—	—	—	59,807,306	59,807,306
Total Liabilities	6,577,307	1,204,220	1,746,792	741,122	2,696,966	12,966,407	59,793,431	72,759,838
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	2,894	2,894	—	2,894
Additional paid-in capital	1,159,771	531,986	229,223	(200,489)	3,438,578	5,159,069	—	5,159,069
Treasury stock	—	—	—	—	(133,024)	(133,024)	—	(133,024)
Accumulated other comprehensive income (loss)	35,948	—	—	(64)	—	35,884	—	35,884
Retained earnings (accumulated deficit)	3,493,119	(9,846)	(31,451)	1,163,580	(5,232,167)	(616,765)	—	(616,765)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,688,838	522,140	197,772	963,027	(1,923,719)	4,448,058	—	4,448,058
Non-controlling interests in consolidated subsidiaries	118	—	227,147	138,590	—	365,855	3,438	369,293
Total Equity	4,688,956	522,140	424,919	1,101,617	(1,923,719)	4,813,913	3,438	4,817,351
Total Liabilities and Equity	$11,266,263	$1,726,360	$2,171,711	$1,842,739	$773,247	$17,780,320	$59,796,869	$77,577,189

The table below presents our condensed consolidated balance sheet as of December 31, 2019 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$26,278	$2,209	$30,123	$61,693	$356,864	$477,167	$1,221	$478,388
Restricted cash	36,135	41,967	7,171	10,370	—	95,643	—	95,643
Loans held-for-investment, net	9,187,332	1,397,448	—	1,294	—	10,586,074	—	10,586,074
Loans held-for-sale	605,384	119,528	—	159,238	—	884,150	—	884,150
Investment securities	992,974	45,153	—	1,177,148	—	2,215,275	(1,405,037)	810,238
Properties, net	26,834	—	2,029,024	210,582	—	2,266,440	—	2,266,440
Intangible assets	—	—	47,303	64,644	—	111,947	(26,247)	85,700
Investment in unconsolidated entities	46,921	25,862	—	32,183	—	104,966	(20,637)	84,329
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Derivative assets	14,718	7	3	7	14,208	28,943	—	28,943
Accrued interest receivable	45,996	3,134	133	2,388	13,242	64,893	(806)	64,087
Other assets	59,170	6,101	82,910	54,238	8,911	211,330	(7)	211,323
VIE assets, at fair value	—	—	—	—	—	—	62,187,175	62,187,175
Total Assets	$11,041,742	$1,760,818	$2,196,667	$1,914,222	$393,225	$17,306,674	$60,735,662	$78,042,336
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$30,594	$6,443	$48,370	$73,021	$53,494	$211,922	$84	$212,006
Related-party payable	—	—	—	5	40,920	40,925	—	40,925
Dividends payable	—	—	—	—	137,427	137,427	—	137,427
Derivative liabilities	7,698	750	—	292	—	8,740	—	8,740
Secured financing agreements, net	5,038,876	1,217,066	1,698,334	574,507	391,215	8,919,998	(13,950)	8,906,048
Collateralized loan obligations, net	928,060	—	—	—	—	928,060	—	928,060
Unsecured senior notes, net	—	—	—	—	1,928,622	1,928,622	—	1,928,622
VIE liabilities, at fair value	—	—	—	—	—	—	60,743,494	60,743,494
Total Liabilities	6,005,228	1,224,259	1,746,704	647,825	2,551,678	12,175,694	60,729,628	72,905,322
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	2,874	2,874	—	2,874
Additional paid-in capital	1,522,360	529,668	208,650	(123,210)	2,995,064	5,132,532	—	5,132,532
Treasury stock	—	—	—	—	(104,194)	(104,194)	—	(104,194)
Accumulated other comprehensive income (loss)	50,996	—	—	(64)	—	50,932	—	50,932
Retained earnings (accumulated deficit)	3,463,158	6,891	5,431	1,194,998	(5,052,197)	(381,719)	—	(381,719)
Total Starwood Property Trust, Inc. Stockholders’ Equity	5,036,514	536,559	214,081	1,071,724	(2,158,453)	4,700,425	—	4,700,425
Non-controlling interests in consolidated subsidiaries	—	—	235,882	194,673	—	430,555	6,034	436,589
Total Equity	5,036,514	536,559	449,963	1,266,397	(2,158,453)	5,130,980	6,034	5,137,014
Total Liabilities and Equity	$11,041,742	$1,760,818	$2,196,667	$1,914,222	$393,225	$17,306,674	$60,735,662	$78,042,336

23. Subsequent Events

Our significant events subsequent to March 31, 2020 were as follows:

Base Management Fee

In April 2020, our board of directors authorized the payment of our base management fee in shares of common stock. As discussed in Note 15, our base management fee totaled $19.1 million for the three months ended March 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the information included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (our “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements. See “Special Note Regarding Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q. See also “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for a detailed discussion of the potential impacts on our business, financial condition, results of operations, liquidity, the market price of our common stock and our ability to make distributions to our stockholders from the pandemic of the novel strain of coronavirus (COVID-19).

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

We have four reportable business segments as of March 31, 2020 and we refer to the investments within these segments as our target assets:

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

COVID-19 Pandemic

During the first quarter of 2020, there was a global outbreak of a novel coronavirus, or COVID-19, which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, increasing rates of unemployment and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown.

The outbreak of COVID-19 and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity, and ability to pay distributions. We expect that these impacts are likely to continue to some extent as the outbreak persists and potentially even longer. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. The full extent of the impact and effects of COVID-19 will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown.

Further discussion of the potential impacts on our business, financial condition, results of operations, liquidity, the market price of our common stock and our ability to make distributions to our stockholders from the COVID-19 pandemic is provided in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Developments During the First Quarter of 2020

Commercial and Residential Lending Segment

●	Originated or acquired $853.4 million of commercial loans during the quarter, including the following:

o	$220.0 million first mortgage and mezzanine loan on a 41-property extended stay portfolio located across the U.S, of which the Company funded $205.0 million.

o	$197.2 million first mortgage loan to refinance the existing leasehold debt and provide acquisition financing for the fee interest in an 878,843 square-foot, six building office park located in California, of which the Company funded $193.2 million.

o	$150.0 million first mortgage and mezzanine loan to refinance 13 newly constructed self-storage facilities located across the U.S., of which the Company funded $128.5 million.

●	Funded $349.6 million of previously originated commercial loan commitments.

●	Received gross proceeds of $703.0 million (net proceeds of $390.0 million) from maturities and principal repayments on our commercial loans, single-borrower CMBS and preferred equity interests.

●	Acquired $386.1 million of residential mortgage loans.

●	Received proceeds of $398.7 million, including retained RMBS of $29.3 million, from the securitization of $381.3 million of residential mortgage loans.

Infrastructure Lending Segment

●	Received proceeds of $38.4 million from sales of infrastructure loans and $39.7 million from maturities and principal repayments on our infrastructure loans and bonds.

●	Acquired $15.2 million of infrastructure loans and funded $48.5 million of pre-existing infrastructure loan commitments.

Investing and Servicing Segment

●	Originated commercial conduit loans of $360.8 million. Separately, received proceeds of $352.4 million from sales of previously originated commercial conduit loans.

●	Obtained five new special servicing assignments for CMBS trusts with a total unpaid principal balance of $4.2 billion.

●	Acquired CMBS for a purchase price of $7.7 million and sold CMBS for total gross proceeds of $32.3 million, of which $10.9 million related to non-controlling interests.

Corporate Financing

●	Repurchased 1,925,421 shares of common stock with a weighted average repurchase price of $14.95 per share for a total cost of $28.8 million.

Subsequent Events

Refer to Note 23 to the Condensed Consolidated Financial Statements for disclosure regarding significant transactions that occurred subsequent to March 31, 2020.

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

The following table compares our summarized results of operations for the three months ended March 31, 2020 and 2019 by business segment (amounts in thousands):

	For the Three Months Ended
	March 31,
	2020	2019	$ Change
Revenues:
Commercial and Residential Lending Segment	$211,437	$174,830	$36,607
Infrastructure Lending Segment	23,257	28,486	(5,229)
Property Segment	64,083	70,599	(6,516)
Investing and Servicing Segment	44,495	66,950	(22,455)
Corporate	—	20	(20)
Securitization VIE eliminations	(30,712)	(30,405)	(307)
	312,560	310,480	2,080
Costs and expenses:
Commercial and Residential Lending Segment	104,780	69,188	35,592
Infrastructure Lending Segment	26,079	23,846	2,233
Property Segment	60,662	67,475	(6,813)
Investing and Servicing Segment	36,928	38,674	(1,746)
Corporate	73,213	54,129	19,084
Securitization VIE eliminations	(47)	(23)	(24)
	301,615	253,289	48,326
Other (loss) income:
Commercial and Residential Lending Segment	(66,541)	(1,034)	(65,507)
Infrastructure Lending Segment	(1,348)	(2,609)	1,261
Property Segment	(30,192)	(42,506)	12,314
Investing and Servicing Segment	(45,918)	25,606	(71,524)
Corporate	29,235	9,560	19,675
Securitization VIE eliminations	30,821	30,634	187
	(83,943)	19,651	(103,594)
(Loss) income before income taxes:
Commercial and Residential Lending Segment	40,116	104,608	(64,492)
Infrastructure Lending Segment	(4,170)	2,031	(6,201)
Property Segment	(26,771)	(39,382)	12,611
Investing and Servicing Segment	(38,351)	53,882	(92,233)
Corporate	(43,978)	(44,549)	571
Securitization VIE eliminations	156	252	(96)
	(72,998)	76,842	(149,840)
Income tax benefit (provision)	6,729	(334)	7,063
Net income attributable to non-controlling interests	(500)	(6,125)	5,625
Net (loss) income attributable to Starwood Property Trust, Inc.	$(66,769)	$70,383	$(137,152)

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Commercial and Residential Lending Segment

Revenues

For the three months ended March 31, 2020, revenues of our Commercial and Residential Lending Segment increased $36.6 million to $211.4 million, compared to $174.8 million for the three months ended March 31, 2019. This increase was primarily due to an increase in interest income from loans of $37.8 million, partially offset by a decrease in interest income from investment securities of $1.3 million. The increase in interest income from loans was principally due to (i) higher prepayment related income and (ii) higher average balances of both commercial and residential loans, partially offset by (iii) lower average LIBOR rates (partially mitigated by the LIBOR floors on our loans) and (iv) the compression of interest rate spreads in credit markets. The decrease in interest income from investment securities was primarily due to lower average investment balances and lower average LIBOR rates.

Costs and Expenses

For the three months ended March 31, 2020, costs and expenses of our Commercial and Residential Lending Segment increased $35.6 million to $104.8 million, compared to $69.2 million for the three months ended March 31, 2019. This increase was primarily due to a $40.2 million increase in credit loss provision, partially offset by a $7.7 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio. The increase in the credit loss provision was due to the recognition of current expected credit losses (“CECL”) during the quarter ended March 31, 2020 in accordance with the new credit loss accounting standard effective January 1, 2020 (see Notes 2 and 4 to the Condensed Consolidated Financial Statements). The CECL provision in the 2020 first quarter was magnified by the significant deterioration in macroeconomic forecasts between the January 1 CECL effective date and the March 31 quarter end due to the economic disruption caused by the COVID-19 pandemic. The decrease in interest expense was primarily due to lower average LIBOR rates partially offset by higher average borrowings outstanding.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	March 31,
	2020	2019	Change
Interest income from loans	$192,381	$154,595	$37,786
Interest income from investment securities	18,628	19,908	(1,280)
Interest expense	(53,950)	(61,604)	7,654
Net interest income	$157,059	$112,899	$44,160

For the three months ended March 31, 2020, net interest income of our Commercial and Residential Lending Segment increased $44.2 million to $157.1 million, compared to $112.9 million for the three months ended March 31, 2019. This increase reflects the net increase in interest income explained in the Revenues discussion above and the decrease in interest expense on our secured financing facilities primarily due to the lower average LIBOR rates partially offset by higher average borrowings outstanding.

During the three months ended March 31, 2020 and 2019, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities were as follows:

	For the Three Months Ended
	March 31,
	2020	2019
Commercial	6.8%	7.4%
Residential	6.8%	6.6%
Overall	6.8%	7.3%

The overall weighted average unlevered yield was lower as higher levels of prepayment related income were more than offset by decreases in LIBOR and the compression of interest rate spreads in credit markets.

During the three months ended March 31, 2020 and 2019, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 3.5% and 4.6%, respectively. The decrease in borrowing rates primarily reflects decreases in LIBOR and the compression of interest rate spreads in credit markets.

Other Loss

For the three months ended March 31, 2020, other loss of our Commercial and Residential Lending Segment increased $65.5 million to $66.5 million compared to $1.0 million for the three months ended March 31, 2019. This increase was primarily due to (i) a $39.2 million unfavorable change in foreign currency gain (loss), (ii) a $36.9 million unfavorable change in fair value of residential mortgage loans and (iii) a $26.2 million unfavorable change in fair value of investment securities, all partially offset by a $40.1 million favorable change in gain (loss) on derivatives. Changes in fair value are attributable to widening credit spreads resulting from market disruption and dislocation caused by the impacts of COVID-19. The favorable change in gain (loss) on derivatives reflects a $57.3 million favorable change in foreign currency hedges, partially offset by a $17.2 million unfavorable change in interest rate swaps. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The favorable change in the foreign currency hedges and the unfavorable change in foreign currency gain (loss) reflect the overall strengthening of the U.S. dollar against the pound sterling (“GBP”) in the first quarter of 2020 versus an overall weakening of the U.S. dollar in the first quarter of 2019. The interest rate swaps are used primarily to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments.

Infrastructure Lending Segment

Revenues

For the three months ended March 31, 2020, revenues of our Infrastructure Lending Segment decreased $5.2 million to $23.3 million, compared to $28.5 million for the three months ended March 31, 2019. This decrease was primarily due to decreases in interest income from loans of $4.5 million and investment securities of $0.2 million. The decrease in interest income from loans was due primarily to lower average loan balances outstanding as a result of sales and repayments. A decrease in average LIBOR rates was substantially offset by an increase in average spreads on our infrastructure loans.

Costs and Expenses

For the three months ended March 31, 2020, costs and expenses of our Infrastructure Lending Segment increased $2.3 million to $26.1 million, compared to $23.8 million for the three months ended March 31, 2019. The increase was primarily due to a $7.7 million increase in credit loss provision, partially offset by a $5.5 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio. The increase in the credit loss provision was due to the recognition of CECL during the quarter ended March 31, 2020 in accordance with the new credit loss accounting standard effective January 1, 2020. As discussed above, the CECL provision was magnified by the significant deterioration in macroeconomic forecasts due to the economic disruption caused by the COVID-19 pandemic. The decrease in interest expense was primarily due to lower average borrowings as a result of loan sales and repayments and a decrease in average LIBOR rates.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	March 31,
	2020	2019	Change
Interest income from loans	$22,413	$26,915	$(4,502)
Interest income from investment securities	701	885	(184)
Interest expense	(13,117)	(18,577)	5,460
Net interest income	$9,997	$9,223	$774

For the three months ended March 31, 2020, net interest income of our Infrastructure Lending Segment increased $0.8 million to $10.0 million, compared to $9.2 million for the three months ended March 31, 2019. The increase reflects the net decrease in interest expense on the secured financing facilities, which was partially offset by the net decrease in interest income explained in the Revenues discussion above.

  During the three months ended March 31, 2020 and 2019, the weighted average unlevered yields on the Infrastructure Lending Segment’s investments were as follows:

	For the Three Months Ended
	March 31,
	2020	2019
Loans and investment securities held-for-investment	6.1%	6.1%
Loans held-for-sale	3.6%	3.6%

During the three months ended March 31, 2020 and 2019, the Infrastructure Lending Segment’s weighted average secured borrowing rate, inclusive of the amortization of deferred financing fees, was 4.4% and 5.0%, respectively.

Other Loss

For the three months ended March 31, 2020 and 2019, other loss of our Infrastructure Lending Segment decreased $1.3 million to $1.3 million, compared to $2.6 million for the three months ended March 31, 2019. The decrease in other loss primarily reflects a decreased loss on extinguishment of debt resulting from the write-off of deferred financing fees relating to partial debt prepayments from proceeds of loan repayments and sales.

Property Segment

Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
		Costs and	Gain (loss) on derivative		Income (loss) before
	Revenues	expenses	financial instruments	Other income (loss)	income taxes
Master Lease Portfolio	$—	$2	$—	$—	$(2)
Medical Office Portfolio	29	(2,330)	(24,304)	—	(21,945)
Woodstar I Portfolio	1,320	2,180	—	—	(860)
Woodstar II Portfolio	1,119	576	—	—	543
Ireland Portfolio	(8,984)	(7,501)	(7,209)	(9)	(8,701)
Investment in unconsolidated entities	—	—	—	43,805	43,805
Other/Corporate	—	260	—	31	(229)
Total	$(6,516)	$(6,813)	$(31,513)	$43,827	$12,611

See Note 6 to the Condensed Consolidated Financial Statements for a description of the above-referenced Property Segment portfolios. The Ireland Portfolio, which was comprised of 11 office properties and one multifamily property all located in Dublin, Ireland, was sold in December 2019.

Revenues

For the three months ended March 31, 2020, revenues of our Property Segment decreased $6.5 million to $64.1 million, compared to $70.6 million for the three months ended March 31, 2019. The decrease in revenues in the first quarter of 2020 was primarily due to the sale of the Ireland Portfolio in December 2019, partially offset by increased rental income in the Woodstar Portfolios due to rental rate increases effective May 2019.

Costs and Expenses

For the three months ended March 31, 2020, costs and expenses of our Property Segment decreased $6.8 million to $60.7 million, compared to $67.5 million for the three months ended March 31, 2019. The decrease in costs and expenses primarily reflects the sale of the Ireland Portfolio in December 2019.

Other Loss

For the three months ended March 31, 2020, other loss of our Property Segment decreased $12.3 million to $30.2 million, compared to $42.5 million for the three months ended March 31, 2019. The decrease in other loss was primarily due to a $43.8 million loss in the 2019 period that did not recur in the 2020 period from our equity investee that owns four regional shopping malls (the “Retail Fund”), which is an investment company that measures its assets at fair value. Our investment in the Retail Fund was written off as of December 31, 2019 due to continued declines in the estimated fair values of its properties. Partially offsetting the effect of the Retail Fund was a $31.5 million unfavorable change in gain (loss) on derivatives, consisting of (i) a $24.3 million increased loss on interest rate swaps which primarily hedge the variable interest rate risk on borrowings secured by our Medical Office Portfolio and (ii) the non-recurrence of a $7.2 million gain in the 2019 first quarter on foreign exchange contracts which hedged our Euro currency exposure with respect to the Ireland Portfolio.

Investing and Servicing Segment

Revenues

For the three months ended March 31, 2020, revenues of our Investing and Servicing Segment decreased $22.5 million to $44.5 million, compared to $67.0 million for the three months ended March 31, 2019. The decrease in revenues in the first quarter of 2020 was primarily due to decreases of $20.8 million in servicing fees and $3.2 million in rental income from our REIS Equity Portfolio (see Note 6 to the Condensed Consolidated Financial Statements) due to fewer properties held.

Costs and Expenses

For the three months ended March 31, 2020, costs and expenses of our Investing and Servicing Segment decreased $1.8 million to $36.9 million, compared to $38.7 million for the three months ended March 31, 2019, primarily due to a decline in costs of rental operations due to fewer properties held.

Other (Loss) Income

For the three months ended March 31, 2020, other (loss) income of our Investing and Servicing Segment decreased $71.5 million to a loss of $45.9 million, compared to income of $25.6 million for the three months ended March 31, 2019. The decrease in other (loss) income was primarily due to (i) a $65.4 million unfavorable change in fair value of our CMBS investments primarily due to widening credit spreads resulting from market disruption and dislocation caused by the impacts of COVID-19 and (ii) a $15.7 million increased loss on derivatives which primarily hedge our interest rate risk on conduit loans, partially offset by (iii) a $9.5 million greater increase in fair value of conduit loans.

Corporate and Other Items

Corporate Costs and Expenses

For the three months ended March 31, 2020, corporate expenses increased $19.1 million to $73.2 million, compared to $54.1 million for the three months ended March 31, 2019. The increase was primarily due to a $17.1 million increase in management fees.

Corporate Other Income

For the three months ended March 31, 2020, corporate other income increased $19.6 million to $29.2 million, compared to $9.6 million for the three months ended March 31, 2019. The increase in corporate other income was primarily due to increased gains on interest rate swaps which hedge a portion of our unsecured senior notes used to repay variable-rate secured financing.

Securitization VIE Eliminations

Securitization VIE eliminations primarily reclassify interest income and servicing fee revenues to other (loss) income for the CMBS and RMBS VIEs that we consolidate as primary beneficiary. Such eliminations have no overall effect on net (loss) income attributable to Starwood Property Trust. The reclassified revenues, along with applicable changes in fair value of investment securities and servicing rights, comprise the other (loss) income caption “Change in net assets related to consolidated VIEs,” which represents our beneficial interest in those consolidated VIEs. The magnitude of the securitization VIE eliminations is merely a function of the number of CMBS and RMBS trusts consolidated in any given period, and as such, is not a meaningful indicator of operating results. The eliminations primarily relate to CMBS trusts for which the Investing and Servicing Segment is deemed the primary beneficiary and, to a much lesser extent, some CMBS and RMBS trusts for which the Commercial and Residential Lending Segment is deemed the primary beneficiary.

Income Tax Benefit (Provision)

Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan conduit businesses and certain other real estate related investing activities which are housed in taxable REIT subsidiaries (“TRSs”). For the three months ended March 31, 2020, our income taxes decreased from a provision of $0.3 million to a benefit of $6.7 million due to tax losses of our TRSs in the first quarter of 2020.

Net Income Attributable to Non-controlling Interests

During the three months ended March 31, 2020, net income attributable to non-controlling interests decreased $5.6 million to $0.5 million, compared to $6.1 million during the three months ended March 31, 2019. The decrease was primarily due to non-controlling interests in losses of a consolidated CMBS joint venture in which we hold a 51% interest.

Non-GAAP Financial Measures

Core Earnings is a non-GAAP financial measure. We calculate Core Earnings as GAAP net (loss) income excluding the following:

(i)	non-cash equity compensation expense;

(ii)	incentive fees due under our management agreement;

(iii)	depreciation and amortization of real estate and associated intangibles;

(iv)	acquisition costs associated with successful acquisitions;

(v)	any unrealized gains, losses or other non-cash items recorded in net (loss) income for the period, regardless of whether such items are included in other comprehensive income or loss, or in net (loss) income; and

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

However, the Company cautions that Core Earnings does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net (loss) income (determined in accordance with GAAP), or an indication of our cash flows from operating activities (determined in accordance with GAAP), a measure of our liquidity, or an indication of funds available to fund our cash needs, including our ability to make cash distributions. In addition, our methodology for calculating Core Earnings may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and accordingly, our reported Core Earnings may not be comparable to the Core Earnings reported by other REITs.

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

The following table presents our diluted weighted average shares used in our GAAP EPS calculation reconciled to our diluted weighted average shares used in our Core EPS calculation (amounts in thousands):

	For the Three Months Ended
	March 31,
	2020	2019
Diluted weighted average shares - GAAP	280,990	277,698
Add: Unvested stock awards	2,723	2,255
Add: Woodstar II Class A Units	10,738	11,911
Add: Other dilutive securities not included above	685	—
Diluted weighted average shares - Core	295,136	291,864

The definition of Core Earnings allows management to make adjustments, subject to the approval of a majority of our independent directors, in situations where such adjustments are considered appropriate in order for Core Earnings to be calculated in a manner consistent with its definition and objective. No adjustments to the definition of Core Earnings became effective during the three months ended March 31, 2020.

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

In January 2019, our 2019 Convertible Notes were fully repaid in shares of common stock and cash. The equity portion of the 2019 Convertible Notes had been fully amortized.

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

The following table presents our summarized results of operations and reconciliation to Core Earnings for the three months ended March 31, 2020, by business segment (amounts in thousands, except per share data):

	Commercial
	and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing
	Segment	Segment	Segment	Segment	Corporate	Total
Revenues	$211,437	$23,257	$64,083	$44,495	$—	$343,272
Costs and expenses	(104,780)	(26,079)	(60,662)	(36,928)	(73,213)	(301,662)
Other (loss) income	(66,541)	(1,348)	(30,192)	(45,918)	29,235	(114,764)
Income (loss) before income taxes	40,116	(4,170)	(26,771)	(38,351)	(43,978)	(73,154)
Income tax benefit	4,422	145	—	2,162	—	6,729
(Income) loss attributable to non-controlling interests	(3)	—	(5,111)	4,770	—	(344)
Net income (loss) attributable to Starwood Property Trust, Inc.	44,535	(4,025)	(31,882)	(31,419)	(43,978)	(66,769)
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	5,111	—	—	5,111
Non-cash equity compensation expense	1,112	466	73	1,263	5,886	8,800
Management incentive fee	—	—	—	—	15,799	15,799
Acquisition and investment pursuit costs	358	—	(89)	—	—	269
Depreciation and amortization	355	51	19,381	3,807	—	23,594
Credit loss provision, net	40,217	8,452	—	—	—	48,669
Interest income adjustment for securities	124	—	—	6,315	—	6,439
Extinguishment of debt, net	—	—	—	—	(246)	(246)
Income tax benefit associated with fair value adjustments	(5,821)	—	—	(1,442)	—	(7,263)
Other non-cash items	3	—	(491)	248	156	(84)
Reversal of GAAP unrealized (gains) / losses on:
Loans	35,517	—	—	(19,383)	—	16,134
Securities	27,879	—	—	47,216	—	75,095
Derivatives	(30,563)	1,013	30,569	19,013	(27,649)	(7,617)
Foreign currency	34,001	473	19	(7)	—	34,486
Earnings from unconsolidated entities	(51)	—	—	(620)	—	(671)
Recognition of Core realized gains / (losses) on:
Loans	2,164	(62)	—	16,559	—	18,661
Securities	—	—	—	(4,212)	—	(4,212)
Derivatives	3,250	118	(35)	(6,087)	—	(2,754)
Foreign currency	(4,271)	(194)	(19)	7	—	(4,477)
(Loss) earnings from unconsolidated entities	(556)	—	—	3,738	—	3,182
Core Earnings (Loss)	$148,253	$6,292	$22,637	$34,996	$(50,032)	$162,146
Core Earnings (Loss) per Weighted Average Diluted Share	$0.50	$0.02	$0.08	$0.12	$(0.17)	$0.55

The following table presents our summarized results of operations and reconciliation to Core Earnings for the three months ended March 31, 2019, by business segment (amounts in thousands, except per share data):

	Commercial
	and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing
	Segment	Segment	Segment	Segment	Corporate	Total
Revenues	$174,830	$28,486	$70,599	$66,950	$20	$340,885
Costs and expenses	(69,188)	(23,846)	(67,475)	(38,674)	(54,129)	(253,312)
Other (loss) income	(1,034)	(2,609)	(42,506)	25,606	9,560	(10,983)
Income (loss) before income taxes	104,608	2,031	(39,382)	53,882	(44,549)	76,590
Income tax benefit (provision)	248	85	(258)	(409)	—	(334)
(Income) loss attributable to non-controlling interests	(371)	—	(5,717)	215	—	(5,873)
Net income (loss) attributable to Starwood Property Trust, Inc.	104,485	2,116	(45,357)	53,688	(44,549)	70,383
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	5,717	—	—	5,717
Non-cash equity compensation expense	706	551	69	1,350	3,687	6,363
Management incentive fee	—	—	—	—	173	173
Acquisition and investment pursuit costs	(38)	2	(89)	—	—	(125)
Depreciation and amortization	71	—	24,211	4,915	—	29,197
Credit loss provision, net	(11)	774	—	—	—	763
Interest income adjustment for securities	(197)	—	—	5,972	—	5,775
Extinguishment of debt, net	—	—	—	—	(1,211)	(1,211)
Other non-cash items	—	—	(434)	137	168	(129)
Reversal of GAAP unrealized (gains) / losses on:
Loans	(1,386)	—	—	(9,880)	—	(11,266)
Securities	1,694	—	—	(18,140)	—	(16,446)
Derivatives	9,505	395	316	3,324	(10,144)	3,396
Foreign currency	(5,239)	(300)	(9)	1	—	(5,547)
(Earnings) loss from unconsolidated entities	(577)	—	43,805	(594)	—	42,634
Recognition of Core realized gains / (losses) on:
Loans	(653)	—	—	7,430	—	6,777
Securities	—	—	—	7,532	—	7,532
Derivatives	87	768	367	(1,625)	—	(403)
Foreign currency	391	(891)	9	8	—	(483)
Earnings (loss) from unconsolidated entities	98	—	(68,905)	8,733	—	(60,074)
Sales of properties	—	—	—	(76)	—	(76)
Core Earnings (Loss)	$108,936	$3,415	$(40,300)	$62,775	$(51,876)	$82,950
Core Earnings (Loss) per Weighted Average Diluted Share	$0.37	$0.01	$(0.14)	$0.22	$(0.18)	$0.28

Commercial and Residential Lending Segment

The Commercial and Residential Lending Segment’s Core Earnings increased by $39.4 million, from $108.9 million during the first quarter of 2019 to $148.3 million in the first quarter of 2020. After making adjustments for the calculation of Core Earnings, revenues were $211.6 million, costs and expenses were $62.7 million and other income was $0.8 million.

Core revenues, consisting principally of interest income on loans, increased by $36.9 million in the first quarter of 2020, primarily due to an increase in interest income from loans of $37.8 million, partially offset by a decrease in interest income from investment securities of $1.0 million. The increase in interest income from loans was principally due to (i) higher prepayment related income and (ii) higher average balances of both commercial and residential loans, partially offset by (iii) lower average LIBOR rates (partially mitigated by the LIBOR floors on our loans) and (iv) the compression of interest rate spreads in credit markets. The decrease in interest income from investment securities was primarily due to lower average investment balances and lower average LIBOR rates.

Core costs and expenses decreased by $5.7 million in the first quarter of 2020, primarily due to a $7.7 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio primarily due to lower average LIBOR rates partially offset by higher average borrowings outstanding. Such decrease was partially offset by higher general and administrative and other expenses.

Core other income decreased by $2.1 million in the first quarter of 2020.

Infrastructure Lending Segment

The Infrastructure Lending Segment’s Core Earnings increased by $2.9 million, from $3.4 million in the first quarter of 2019 to $6.3 million in the first quarter of 2020. After making adjustments for the calculation of Core Earnings, revenues were $23.3 million, costs and expenses were $17.1 million and other loss was nominal.

Core revenues, consisting principally of interest income on loans, decreased by $5.2 million in the first quarter of 2020, primarily due to decreases in interest income from loans of $4.5 million and investment securities of $0.2 million. The decrease in interest income from loans was due primarily to lower average loan balances outstanding as a result of sales and repayments. A decrease in average LIBOR rates was substantially offset by an increase in average spreads on our infrastructure loans.

Core costs and expenses decreased by $5.4 million in the first quarter of 2020, primarily due to a decrease in interest expense on the secured debt facilities used to finance this segment’s investment portfolio principally due to lower average borrowings as a result of paydowns due to loan sales and repayments and a decrease in average LIBOR rates.

Core other loss decreased by $2.6 million in the first quarter of 2020, primarily due to a decreased loss on extinguishment of debt resulting from the write-off of deferred financing fees relating to partial debt prepayments from proceeds of loan repayments and sales.

Property Segment

Core Earnings by Portfolio (amounts in thousands)

	For the Three Months Ended
	March 31,
	2020	2019	Change
Master Lease Portfolio	$4,308	$4,052	$256
Medical Office Portfolio	6,765	6,692	73
Woodstar I Portfolio	6,784	7,410	(626)
Woodstar II Portfolio	6,009	5,413	596
Ireland Portfolio	—	6,041	(6,041)
Investment in unconsolidated entities	—	(68,905)	68,905
Other/Corporate	(1,229)	(1,003)	(226)
Core Earnings	$22,637	$(40,300)	$62,937

The Property Segment’s Core Earnings increased by $62.9 million, from a loss of $40.3 million during the first quarter of 2019 to income of $22.6 million in the first quarter of 2020. After making adjustments for the calculation of Core Earnings, revenues were $63.6 million, costs and expenses were $41.4 million and other income was $0.4 million.

Core revenues decreased by $6.7 million in the first quarter of 2020, primarily due to the sale of the Ireland Portfolio in December 2019, partially offset by increased rental income in the Woodstar Portfolios due to rental rate increases effective May 2019.

Core costs and expenses decreased by $2.1 million in the first quarter of 2020, primarily due to the sale of the Ireland Portfolio in December 2019.

Core other income increased by $67.3 million in the first quarter of 2020 primarily due to a $68.9 million loss on our investment in the Retail Fund in the 2019 first quarter that did not recur in the 2020 first quarter.

Investing and Servicing Segment

The Investing and Servicing Segment’s Core Earnings decreased by $27.8 million, from $62.8 million during the first quarter of 2019 to $35.0 million in the first quarter of 2020. After making adjustments for the calculation of Core Earnings, revenues were $51.1 million, costs and expenses were $31.9 million, other income was $22.2 million, income tax benefit was $0.7 million and the deduction of income attributable to non-controlling interests was $7.1 million.

Core revenues decreased by $22.0 million in the first quarter of 2020, primarily due to decreases of $20.8 million in servicing fees and $3.1 million in rental income from our REIS Equity Portfolio due to fewer properties held, partially offset by a $0.8 million increase in interest income on CMBS. The treatment of CMBS interest income on a GAAP basis is complicated by our application of the ASC 810 consolidation rules. In an attempt to treat these securities similar to the trust’s other investment securities, we compute core interest income pursuant to an effective yield methodology. In doing so, we segregate the portfolio into various categories based on the components of the bonds’ cash flows and the volatility related to each of these components. We then accrete interest income on an effective yield basis using the components of cash flows that are reliably estimable. Other minor adjustments are made to reflect management’s expectations for other components of the projected cash flow stream.

Core costs and expenses decreased by $0.5 million in the first quarter of 2020.

Core other income includes profit realized upon securitization of loans by our conduit business, gains on sales of CMBS and operating properties, gains and losses on derivatives that were either effectively terminated or novated, and earnings from unconsolidated entities. These items are typically offset by a decrease in the fair value of our domestic servicing rights intangible which reflects the expected amortization of this deteriorating asset, net of increases in fair value due to the attainment of new servicing contracts. Derivatives include instruments which hedge interest rate risk and credit risk on our conduit loans. For GAAP purposes, the loans, CMBS and derivatives are accounted for at fair value, with all changes in fair value (realized or unrealized) recognized in earnings. The adjustments to Core Earnings outlined above are also applied to the GAAP earnings of our unconsolidated entities. Core other income decreased by $0.1 million in the first quarter of 2020.

Income taxes, which principally relate to the taxable nature of our loan servicing and loan conduit businesses and certain other real estate related investing activities which are housed in TRSs, decreased $1.1 million from a provision of $0.4 million to a benefit of $0.7 million due to tax losses of our TRSs in the first quarter of 2020.

Income attributable to non-controlling interests increased $7.3 million primarily relating to income of a consolidated CMBS joint venture in which we hold a 51% interest.

Corporate

Core corporate costs and expenses decreased by $1.9 million, from $51.9 million during the first quarter of 2019 to $50.0 million in the first quarter of 2020 primarily due to a favorable change in realized gain (loss) on interest rate swaps which hedge a portion of our unsecured senior notes used to repay variable-rate secured financing.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet our cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make new investments where appropriate, pay dividends to our stockholders, and other general business needs. We closely monitor our liquidity position and believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations for at least the next 12 months. Our strategy for managing liquidity and capital resources has not changed since December 31, 2019. Refer to our Form 10-K for a description of these strategies.

COVID-19 Pandemic

We are continuing to monitor the COVID-19 pandemic and its impact on us, the borrowers underlying our real estate-related assets and infrastructure loans (and their tenants), the tenants in the properties we own, our financing sources, and the economy as a whole. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations and liquidity remains uncertain and difficult to predict. Further discussion of the potential impacts on us from the COVID-19 pandemic is provided in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Our primary sources of liquidity are as follows:

Cash Flows for the Three Months Ended March 31, 2020 (amounts in thousands)

		VIE	Excluding Investing
	GAAP	Adjustments	and Servicing VIEs
Net cash used in operating activities	$190,732	$(3,778)	$186,954
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(1,252,745)	—	(1,252,745)
Proceeds from principal collections and sale of loans	851,206	—	851,206
Purchase and funding of investment securities	(5,729)	(36,953)	(42,682)
Proceeds from sales and collections of investment securities	21,499	49,099	70,598
Purchases and additions to properties and other assets	(7,056)	—	(7,056)
Investment in unconsolidated entities	(3,100)	—	(3,100)
Net cash flows from other investments and assets	(58,258)	—	(58,258)
Net cash used in investing activities	(454,183)	12,146	(442,037)
Cash Flows from Financing Activities:
Proceeds from borrowings	2,756,915	—	2,756,915
Principal repayments on and repurchases of borrowings	(1,923,754)	—	(1,923,754)
Payment of deferred financing costs	(3,577)	—	(3,577)
Proceeds from common stock issuances, net of offering costs	139	—	139
Payment of dividends	(135,889)	—	(135,889)
Contributions from non-controlling interests	9,406	—	9,406
Distributions to non-controlling interests	(66,476)	565	(65,911)
Purchase of treasury stock	(28,830)	—	(28,830)
Issuance of debt of consolidated VIEs	24,376	(24,376)	—
Repayment of debt of consolidated VIEs	(36,953)	36,953	—
Distributions of cash from consolidated VIEs	24,723	(24,723)	—
Net cash provided by financing activities	620,080	(11,581)	608,499
Net increase in cash, cash equivalents and restricted cash	356,629	(3,213)	353,416
Cash, cash equivalents and restricted cash, beginning of period	574,031	(1,221)	572,810
Effect of exchange rate changes on cash	733	—	733
Cash, cash equivalents and restricted cash, end of period	$931,393	$(4,434)	$926,959

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

Cash and cash equivalents increased by $353.4 million during the three months ended March 31, 2020, reflecting net cash provided by operating activities of $186.9 million and net cash provided by financing activities of $608.5 million, partially offset by net cash used in investing activities of $442.0 million.

Net cash provided by operating activities of $186.9 million during the three months ended March 31, 2020 related primarily to cash interest income of $175.0 million from our loans and $39.7 million from our investment securities, and proceeds from sales of loans held-for-sale, net of originations and purchases, of $129.3 million. Rental income provided cash of $45.5 million and servicing fees provided cash of $8.6 million. Offsetting these cash inflows was cash interest expense of $109.3 million, a net change in operating assets and liabilities of $43.5 million, general and administrative expenses of $32.8 million and management fees of $28.5 million.

Net cash used in investing activities of $442.0 million during the three months ended March 31, 2020 related primarily to the origination and acquisition of new loans held-for-investment of $1.3 billion, the purchase of investment securities of $42.7 million and net additions to properties and other assets of $7.1 million, partially offset by proceeds received from principal collections and sales of loans of $851.2 million and investment securities of $70.6 million,

Net cash provided by financing activities of $608.5 million during the three months ended March 31, 2020 related primarily to borrowings on our secured debt, net of repayments and deferred loan costs, of $829.6 million, partially offset by dividend distributions of $135.9 million, net distributions to non-controlling interests of $56.5 million and treasury stock purchases of $28.8 million.

Our Investment Portfolio

The following is a review of our segments for the quarter ended March 31, 2020. Refer to the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for discussion of the potential impacts on us from the COVID-19 pandemic.

Commercial and Residential Lending Segment

The following table sets forth the amount of each category of investments we owned across various property types within our Commercial and Residential Lending Segment as of March 31, 2020 and December 31, 2019 (dollars in thousands):

							Unlevered
	Face	Carrying		Asset Specific	Net		Return on
	Amount	Value		Financing	Investment	Vintage	Asset
March 31, 2020
First mortgages (1)	$8,317,065	$8,289,548		$5,400,739	$2,888,809	1998-2020	6.4%
Subordinated mortgages	69,485	68,230		—	68,230	1998-2019	8.6%
Mezzanine loans (1)	523,963	523,901		—	523,901	2013-2020	12.0%
Residential loans, fair value option	276,661	274,758		198,989	75,769	2013-2020	6.0%
Other loans	34,852	31,058		—	31,058	1999-2017	9.9%
Loans held-for-sale, fair value option, residential	892,815	886,076		639,193	246,883	2015-2020	5.9%
RMBS, available-for-sale	271,997	170,640		111,134	59,506	2003-2007	14.0%
RMBS, fair value option	97,120	149,914	(2)	30,383	119,531	2018-2020	8.6%
CMBS, fair value option	111,014	104,724	(2)	36,550	68,174	2018	6.6%
HTM debt securities (3)	525,373	523,728		122,934	400,794	2014-2019	6.9%
Credit loss allowance	—	(83,072)		—	(83,072)	N/A
Equity security	11,350	8,626		—	8,626	N/A
Investment in unconsolidated entities	N/A	50,017		—	50,017	N/A
Properties, net	N/A	26,585		—	26,585	N/A
	$11,131,695	$11,024,733		$6,539,922	$4,484,811

December 31, 2019
First mortgages (1)	$7,961,494	$7,926,732		$4,715,244	$3,211,488	1998-2019	6.4%
Subordinated mortgages	77,055	75,724		—	75,724	1998-2019	9.5%
Mezzanine loans (1)	484,408	484,164		—	484,164	2013-2019	12.2%
Residential loans, fair value option	654,925	671,572		425,423	246,149	2013-2019	5.9%
Other loans	66,525	62,555		—	62,555	1999-2018	8.9%
Loans held-for-sale, fair value option, residential	587,144	605,384		454,223	151,161	2015-2019	5.9%
Credit loss allowance, loans	—	(33,415)		—	(33,415)	N/A
RMBS, available-for-sale	278,853	189,576		102,073	87,503	2003-2007	12.3%
RMBS, fair value option	87,397	147,034	(2)	32,292	114,742	2018-2019	10.2%
CMBS, fair value option	118,249	118,215	(2)	58,801	59,414	2018	5.5%
HTM debt securities (3)	527,338	525,485		178,880	346,605	2014-2019	7.1%
Equity security	12,119	12,664		—	12,664	N/A
Investment in unconsolidated entities	N/A	46,921		—	46,921	N/A
Properties, net	N/A	26,834		—	26,834	N/A
	$10,855,507	$10,859,445		$5,966,936	$4,892,509
(1)	First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $968.2 million and $967.0 million being classified as first mortgages as of March 31, 2020 and December 31, 2019, respectively.

(2)	Eliminated in consolidation against VIE liabilities pursuant to ASC 810.

(3)	CMBS held-to-maturity (“HTM”) and mandatorily redeemable preferred equity interests in commercial real estate entities.

As of March 31, 2020 and December 31, 2019, our Commercial and Residential Lending Segment’s investment portfolio, excluding residential loans, RMBS, properties and other investments, had the following characteristics based on carrying values:

Collateral Property Type	March 31, 2020	December 31, 2019
Office	39.0%	40.2%
Hotel	22.2%	20.6%
Multifamily	11.4%	12.3%
Residential	8.8%	8.7%
Mixed Use	7.3%	7.1%
Retail	2.8%	3.5%
Industrial	0.6%	0.6%
Other	7.9%	7.0%
	100.0%	100.0%

Geographic Location	March 31, 2020	December 31, 2019
U.S. Regions:
North East	25.5%	27.5%
West	23.6%	22.2%
South West	10.5%	10.7%
Mid Atlantic	8.4%	8.3%
South East	8.4%	7.9%
Midwest	4.7%	4.1%
International:
Europe/Australia	16.0%	16.2%
Bahamas/Bermuda	2.9%	3.1%
	100.0%	100.0%

Infrastructure Lending Segment

The following table sets forth the amount of each category of investments we owned within our Infrastructure Lending Segment as of March 31, 2020 and December 31, 2019 (dollars in thousands):

					Unlevered
	Face	Carrying	Asset Specific	Net	Return on
	Amount	Value	Financing	Investment	Asset
March 31, 2020
First priority infrastructure loans and HTM securities	$1,473,260	$1,444,564	$1,110,261	$334,303	6.1%
Loans held-for-sale, infrastructure	103,007	102,020	80,734	21,286	3.6%
Credit loss allowance	N/A	(19,277)	—	(19,277)
Investment in unconsolidated entities	N/A	25,862	—	25,862
	$1,576,267	$1,553,169	$1,190,995	$362,174

December 31, 2019
First priority infrastructure loans and HTM securities	$1,474,052	$1,442,601	$1,121,065	$321,536	6.4%
Loans held-for-sale, infrastructure	121,271	119,724	96,001	23,723	5.1%
Credit loss allowance	N/A	(196)	—	(196)
Investment in unconsolidated entities	N/A	25,862	—	25,862
	$1,595,323	$1,587,991	$1,217,066	$370,925

As of March 31, 2020 and December 31, 2019, our Infrastructure Lending Segment’s investment portfolio had the following characteristics based on carrying values:

Collateral Type	March 31, 2020	December 31, 2019
Natural gas power	71.8%	72.6%
Midstream	15.5%	12.8%
Renewable power	8.7%	10.6%
Other thermal power	4.0%	4.0%
	100.0%	100.0%

Geographic Location	March 31, 2020	December 31, 2019
U.S. Regions:
North East	43.4%	43.9%
Midwest	24.1%	25.5%
South West	14.3%	12.6%
South East	6.0%	4.8%
West	4.2%	4.2%
Mid-Atlantic	4.0%	4.0%
International:
Mexico	3.0%	2.9%
Other	1.0%	2.1%
	100.0%	100.0%

Property Segment

The following table sets forth the amount of each category of investments, which are comprised of properties, intangible lease assets and liabilities and our equity investment in the Retail Fund held within our Property Segment as of March 31, 2020 and December 31, 2019 (amounts in thousands):

	March 31, 2020	December 31, 2019
Properties, net	$2,014,007	$2,029,024
Lease intangibles, net	43,137	44,986
	$2,057,144	$2,074,010

The following table sets forth our net investment and other information regarding the Property Segment’s properties and intangible lease assets and liabilities as of March 31, 2020 (dollars in thousands):

		Asset			Weighted Average
	Carrying	Specific	Net	Occupancy	Remaining
	Value	Financing	Investment	Rate	Lease Term
Office—Medical Office Portfolio	$759,867	$590,834	$169,033	93.0%	6.1 years
Multifamily residential—Woodstar I Portfolio	631,108	477,797	153,311	98.3%	0.5 years
Multifamily residential—Woodstar II Portfolio	606,450	436,936	169,514	99.5%	0.5 years
Retail—Master Lease Portfolio	343,790	192,477	151,313	100.0%	22.1 years
Subtotal—undepreciated carrying value	2,341,215	1,698,044	643,171
Accumulated depreciation and amortization	(284,071)	—	(284,071)
Net carrying value	$2,057,144	$1,698,044	$359,100

As of March 31, 2020 and December 31, 2019, our Property Segment’s investment portfolio had the following geographic characteristics based on carrying values:

Geographic Location	March 31, 2020	December 31, 2019
South East	62.0%	62.0%
South West	10.3%	10.3%
Midwest	10.1%	10.1%
North East	9.7%	9.7%
West	7.9%	7.9%
	100.0%	100.0%

Investing and Servicing Segment

The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of March 31, 2020 and December 31, 2019 (amounts in thousands):

				Asset
	Face	Carrying		Specific		Net
	Amount	Value		Financing		Investment
March 31, 2020
CMBS, fair value option	$2,648,530	$1,095,990	(1)	$372,548	(2)	$723,442
Intangible assets - servicing rights	N/A	43,482	(3)	—		43,482
Lease intangibles, net	N/A	18,826		—		18,826
Loans held-for-sale, fair value option, commercial	185,535	186,963		122,454		64,509
Loans held-for-investment	1,224	1,224		—		1,224
Investment in unconsolidated entities	N/A	31,321	(4)	—		31,321
Properties, net	N/A	212,478		197,939		14,539
	$2,835,289	$1,590,284		$692,941		$897,343
December 31, 2019
CMBS, fair value option	$2,897,654	$1,177,148	(1)	$300,705		$876,443
Intangible assets - servicing rights	N/A	43,164	(3)	—		43,164
Lease intangibles, net	N/A	20,060		—		20,060
Loans held-for-sale, fair value option, commercial	160,635	159,238		85,873		73,365
Loans held-for-investment	1,294	1,294		—		1,294
Investment in unconsolidated entities	N/A	32,183	(4)	—		32,183
Properties, net	N/A	210,582		187,929		22,653
	$3,059,583	$1,643,669		$574,507		$1,069,162
(1)	Includes $1.06 billion and $1.14 billion of CMBS eliminated in consolidation against VIE liabilities pursuant to ASC 810 as of March 31, 2020 and December 31, 2019, respectively. Also includes $170.1 million and $186.6 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of March 31, 2020 and December 31, 2019, respectively.

(2)	Includes $42.9 million of non-controlling interests in the consolidated entities which hold certain debt balances as of March 31, 2020.

(3)	Includes $27.0 million and $26.2 million of servicing rights intangibles eliminated in consolidation against VIE assets pursuant to ASC 810 as of March 31, 2020 and December 31, 2019, respectively.

(4)	Includes $19.9 million and $20.6 million of investment in unconsolidated entities eliminated in consolidation against VIE assets pursuant to ASC 810 as of March 31, 2020 and December 31, 2019, respectively.

Our REIS Equity Portfolio, as described in Note 6 to the Condensed Consolidated Financial Statements, had the following characteristics based on carrying values of $215.7 million and $214.9 million as of March 31, 2020 and December 31, 2019, respectively:

Property Type	March 31, 2020	December 31, 2019
Office	53.1%	52.7%
Retail	28.6%	28.8%
Mixed Use	6.4%	5.8%
Self-storage	5.8%	3.9%
Multifamily	3.9%	6.5%
Hotel	2.2%	2.3%
	100.0%	100.0%

Geographic Location	March 31, 2020	December 31, 2019
South West	22.7%	22.0%
North East	22.5%	22.6%
South East	21.9%	22.6%
West	13.7%	13.5%
Mid Atlantic	11.0%	8.4%
Midwest	8.2%	10.9%
	100.0%	100.0%

New Credit Facilities and Amendments

Refer to Notes 9 and 10 of our Condensed Consolidated Financial Statements for a detailed discussion of new credit facilities and amendments to existing credit facilities executed since December 31, 2019.

Secured Borrowings

The following table is a summary of our secured borrowings as of March 31, 2020 (dollars in thousands):

						Pledged						Approved
					Weighted	Asset		Maximum				but	Unallocated
	Current		Extended		Average	Carrying		Facility		Outstanding		Undrawn	Financing
	Maturity		Maturity (a)		Pricing	Value		Size		Balance		Capacity (b)	Amount (c)
Repurchase Agreements:
Commercial Loans	Aug 2020 to Jan 2024	(d)	Aug 2021 to Mar 2029	(d)	(e)	$5,882,347		$9,156,617	(f)	$4,245,330		$—	$4,911,287
Residential Loans	Feb 2021		N/A		LIBOR + 2.10%	12,486		400,000		10,359		—	389,641
Infrastructure Loans	Feb 2021		N/A		LIBOR + 1.75%	196,639		500,000		162,306		—	337,694
Conduit Loans	Feb 2021 to Jun 2022		Feb 2022 to Jun 2023		LIBOR + 2.16%	182,575		350,000		123,353		—	226,647
CMBS/RMBS	Jun 2020 to Dec 2029	(g)	Dec 2020 to Jun 2030	(g)	(h)	1,104,252		821,816		682,777	(i)	—	139,039
Total Repurchase Agreements						7,378,299		11,228,433		5,224,125		—	6,004,308
Other Secured Financing:
Borrowing Base Facility	Apr 2022		Apr 2024		LIBOR + 2.25%	273,429		650,000	(j)	196,719		—	453,281
Commercial Financing Facility	Mar 2022		Mar 2029		GBP LIBOR + 1.75%	91,298		73,763		73,763		—	—
Infrastructure Acquisition Facility	Sep 2021		Sep 2022		(k)	731,095		740,382		586,250		—	154,132
Infrastructure Financing Facilities	Jul 2022 to Oct 2022		Oct 2024 to Jul 2027		LIBOR + 2.12%	542,597		1,250,000		448,848		—	801,152
Property Mortgages - Fixed rate	Nov 2024 to Aug 2052	(l)	N/A		3.94%	1,488,698		1,195,722		1,195,722		—	—
Property Mortgages - Variable rate	Jan 2023 to Mar 2025		N/A		LIBOR + 2.47%	777,925		728,310		707,009		—	21,301
Term Loan and Revolver	(m)		N/A		(m)	N/A	(m)	518,000		518,000		—	—
FHLB	Feb 2021		N/A		(n)	1,148,346		2,000,000		827,869		—	1,172,131
Collateralized Loan Obligation	Jul 2038		N/A		LIBOR + 1.34%	1,098,839		936,375		936,375		—	—
Total Other Secured Financing						6,152,227		8,092,552		5,490,555		—	2,601,997
						$13,530,526		$19,320,985		$10,714,680		$—	$8,606,305
Unamortized net discount										(8,089)
Unamortized deferred financing costs										(88,225)
										$10,618,366
(a)	Subject to certain conditions as defined in the respective facility agreement.

(b)	Approved but undrawn capacity represents the total draw amount that has been approved by the lenders related to those assets that have been pledged as collateral, less the drawn amount.

(c)	Unallocated financing amount represents the maximum facility size less the total draw capacity that has been approved by the lenders.

(d)	For certain facilities, borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions.

(e)	Certain facilities with an outstanding balance of $864.8 million as of March 31, 2020 are indexed to GBP LIBOR and EURIBOR. The remainder have a weighted average rate of LIBOR + 1.92%.

(f)	The aggregate initial maximum facility size of $8.9 billion may be increased at our option, subject to certain conditions. This amount includes such upsizes.

(g)	Certain facilities with an outstanding balance of $320.7 million as of March 31, 2020 carry a rolling 11-month or 12-month term which may reset monthly with the lender's consent. These facilities carry no maximum facility size.

(h)	A facility with an outstanding balance of $184.5 million as of March 31, 2020 has a fixed annual interest rate of 3.49%. All other facilities are variable rate with a weighted average rate of LIBOR + 1.66%.

(i)	Includes: (i) $184.5 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $42.9 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 14). Additionally, we have posted $38.2 million in cash margin with one of our lenders pursuant to the terms of the related repurchase facility. The outstanding debt balance included above has not been reduced by the $38.2 million, which is recorded in other assets on our condensed consolidated balance sheet as of March 31, 2020.

(j)	The initial maximum facility size of $300.0 million may be increased to $650.0 million, subject to certain conditions.

(k)	Consists of an annual interest rate of the applicable currency benchmark index + 1.75%. The spread will increase 25 bps in September 2020.

(l)	The weighted average maturity is 9.5 years as of March 31, 2020.

(m)	Consists of: (i) a $398.0 million term loan facility that matures in July 2026 with an annual interest rate of LIBOR + 2.50%; and (ii) a $120.0 million revolving credit facility that matures in July 2024 with an annual interest rate of LIBOR + 3.00%. These facilities are secured by the equity interests in certain of our subsidiaries which totaled $3.1 billion as of March 31, 2020.

(n)	FHLB financing with an outstanding balance of $481.5 million as of March 31, 2020 has a weighted average fixed annual interest rate of 1.99%. The remainder is variable rate with a weighted average rate of LIBOR + 0.29%.

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

Variance between Average and Quarter-End Credit Facility Borrowings Outstanding

The following table compares the average amount outstanding under our secured financing agreements during each quarter and the amount outstanding as of the end of each quarter, together with an explanation of significant variances (amounts in thousands):

		Weighted-Average		Explanations
	Quarter-End	Balance During		for Significant
Quarter Ended	Balance	Quarter	Variance	Variances
December 31, 2019	9,936,500	9,535,839	400,661	(a)
March 31, 2020	10,714,680	10,194,276	520,404	(b)
(a)	Variance primarily due to the following: (i) the late quarter timing of commercial loan fundings, which resulted in the Company drawing on its corresponding credit facilities which financed these assets and (ii) borrowings on a new Infrastructure Financing Facility.

(b)	Variance primarily due to the following: (i) drawing on all available credit facilities at quarter end and (ii) borrowings on two new lending facilities.

Borrowings under Unsecured Senior Notes

During both the three months ended March 31, 2020 and 2019, the weighted average effective borrowing rate on our unsecured senior notes was 5.0%. The effective borrowing rate includes the effects of underwriter purchase discount and the adjustment for the conversion option on the Convertible Notes, the initial value of which reduced the balance of the notes.

Refer to Note 10 of our Condensed Consolidated Financial Statements for further disclosure regarding the terms of our unsecured senior notes.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities

The following scheduled and/or projected principal repayments on our investments were based on amounts outstanding and extended contractual maturities of those investments as of March 31, 2020. The projected and/or required repayments of financing were based on the earlier of (i) the extended contractual maturity of each credit facility or (ii) the extended contractual maturity of each of the investments that have been pledged as collateral under the respective credit facility (amounts in thousands):

	Scheduled Principal	Scheduled/Projected	Projected/Required		Scheduled Principal
	Repayments on Loans	Principal Repayments	Repayments of		Inflows Net of
	and HTM Securities	on RMBS and CMBS	Financing		Financing Outflows
Second Quarter 2020	418,967	38,884	(411,736)	(1)	46,115
Third Quarter 2020	197,569	28,777	(60,459)		165,887
Fourth Quarter 2020	195,937	123,369	(230,303)	(2)	89,003
First Quarter 2021	211,376	10,848	(1,457,203)	(3)	(1,234,979)
Total	$1,023,849	$201,878	$(2,159,701)		$(933,974)
(1)	$209.6 million represents short-term borrowings on residential loans which are intended for near-term securitization. These loans are financed by our FHLB facility via 90-day rolling advances. $157.8 million represents the contractual maturity of a commercial real estate loan, for which the related repurchase facility contains a matched term.

(2)	$187.5 million represents borrowings with the FHLB associated with our residential loans, most of which are intended for securitization. The FHLB facility matures in February 2021. We intend to transition any loans not already securitized to alternate facilities beginning later this year.

(3)	$500.0 million represents the maturity of our 2021 Senior Notes. $393.7 million represents borrowings with the FHLB associated with our residential loans (see Note 2 above). $319.7 million represents borrowings under a securities facility which carries a rolling 12-month term that we have historically extended, and intend to continue extending. $159.1 million represents borrowings on our infrastructure repurchase facility which matures in February 2021. We are currently working with the lender to extend this facility, but if such efforts prove unsuccessful, we have sufficient capacity on other infrastructure lines to which these loans can be transitioned.

In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

Issuances of Equity Securities

We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At March 31, 2020, we had 100,000,000 shares of preferred stock available for issuance and 217,756,122 shares of common stock available for issuance.

Other Potential Sources of Financing

In the future, we may also use other sources of financing to fund the acquisition of our target assets, including other secured as well as unsecured forms of borrowing and sale of senior loan interests and other assets.

Repurchases of Equity Securities and Convertible Senior Notes

In February 2020, our board of directors authorized the repurchase of up to $400.0 million of our outstanding common shares and convertible senior notes over a period of one year. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are discretionary and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. In March 2020, we repurchased $28.8 million of common stock and no convertible senior notes under the repurchase program. As of March 31, 2020, we have $371.2 million of remaining capacity to repurchase common stock and/or convertible senior notes under the repurchase program.

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

Dividends

U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We generally intend to distribute substantially all of our taxable income (which does not necessarily equal our GAAP net income) to our stockholders each year, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating and debt service requirements. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. Refer to our Form 10-K for a detailed dividend history.

The Company’s board of directors declared the following dividends during the three months ended March 31, 2020:

Declare Date	Record Date	Payment Date	Amount	Frequency
2/25/20	3/31/20	4/15/20	$0.48	Quarterly

Leverage Policies

Our strategies with regards to use of leverage have not changed significantly since December 31, 2019. Refer to our Form 10-K for a description of our strategies regarding use of leverage.

Contractual Obligations and Commitments

Contractual obligations as of March 31, 2020 are as follows (amounts in thousands):

		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Secured financings (a)	$9,778,305	$1,428,921	$841,330	$4,539,672	$2,968,382
Collateralized loan obligations	936,375	—	—	—	936,375
Unsecured senior notes	1,950,000	500,000	700,000	750,000	—
Loan and preferred equity interest funding commitments (b)	2,464,591	1,533,942	874,797	55,852	—
Infrastructure Lending Segment commitments (c)	321,606	253,526	68,080	—	—
Loan purchase commitments (d)	17,988	17,988	—	—	—
Future lease commitments	34,649	6,906	7,299	3,356	17,088
Total	$15,503,514	$3,741,283	$2,491,506	$5,348,880	$3,921,845
(a)	Represents the contractual maturity of the respective credit facility, inclusive of available extension options. If investments that have been pledged as collateral repay earlier than the contractual maturity of the debt, the related portion of the debt would likewise require earlier repayment. Refer to Note 9 to the Condensed Consolidated Financial Statements for the expected maturities by year.

(b)	Excludes $262.0 million of loan funding commitments in which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower earlier than, or in excess of, expectations.

(c)	Represents contractual commitments of $140.8 million under revolvers and letters of credit and $180.8 million under delayed draw term loans.

(d)	Represents the Company’s contractual commitments to purchase residential mortgage loans from a residential mortgage originator in which we hold an equity interest. Refer to Note 15 to the Condensed Consolidated Financial Statements for further discussion.

The table above does not include interest payable, amounts due under our management agreement, amounts due under our derivative agreements or amounts due under guarantees as those contracts do not have fixed and determinable payments.

Critical Accounting Estimates

Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made, based upon information available to us at that time. Refer to the section of our Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” for a full discussion of our critical accounting estimates. Except as set forth below, our critical accounting estimates have not materially changed since December 31, 2019.

Credit Losses

Loans and Debt Securities Measured at Amortized Cost

As discussed in Note 2 to the Condensed Consolidated Financial Statements, ASC 326, Financial Instruments – Credit Losses, became effective for the Company on January 1, 2020. ASC 326 mandates the use of a current expected credit loss model (“CECL”) for estimating future credit losses of certain financial instruments measured at amortized cost, instead of the “incurred loss” credit model previously required under GAAP. The CECL model requires the consideration of possible credit losses over the life of an instrument as opposed to only estimating credit losses upon the occurrence of a discrete loss event under the previous “incurred loss” methodology. The CECL model applies to our loans held-for-investment (“HFI”) and our held-to-maturity (“HTM”) debt securities which are carried at amortized cost, including future funding commitments and accrued interest receivable related to those loans and securities.

As we do not have a history of realized credit losses on our HFI loans and HTM securities, we have subscribed to third party database services to provide us with historical industry losses for both commercial real estate and infrastructure loans. Using these losses as a benchmark, we determine expected credit losses for our loans and securities on a collective basis within our commercial real estate and infrastructure portfolios. Such determination also incorporates significant assumptions and estimates regarding, among other things, prepayments, future fundings and economic forecasts. See Note 4 to the Condensed Consolidated Financial Statements for further discussion of our methodologies.

We also evaluate each loan and security measured at amortized cost for credit deterioration at least quarterly. Credit deterioration occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan or security. If a loan or security is considered to be credit deteriorated, we depart from the industry loss rate approach described above and determine the credit loss allowance as any excess of the amortized cost basis of the loan or security over (i) the present value of expected future cash flows discounted at the contractual effective interest rate or (ii) the fair value of the collateral, if repayment is expected solely from the collateral.

Significant judgment is required when estimating future credit losses; therefore, actual results over time could be materially different. As of March 31, 2020, we held $10.9 billion of loans and HTM securities measured at amortized cost with expected future funding commitments of $2.6 billion. We recognized a provision for credit losses with respect to those loans and securities and expected future funding commitments of $48.7 million during the three months ended March 31, 2020 and the related credit loss allowance was $117.3 million as of March 31, 2020.

Available-for-Sale Debt Securities

Separate provisions of ASC 326 apply to our available-for-sale (“AFS”) debt securities which are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (“AOCI”). We are required to establish an initial credit loss allowance for those securities that are purchased with credit deterioration by grossing up the amortized cost basis of each security and providing an offsetting credit loss allowance for the difference between expected cash flows and contractual cash flows, both on a present value basis.

Subsequently, cumulative adverse changes in expected cash flows on our available-for-sale debt securities are recognized currently as an increase to the credit loss allowance. However, the allowance is limited to the amount by which the available-for-sale debt security’s amortized cost exceeds its fair value. Favorable changes in expected cash flows are first recognized as a decrease to the allowance for credit losses (recognized currently in earnings). Such changes would be recognized as a prospective yield adjustment only when the allowance for credit losses is reduced to zero. A change in expected cash flows that is attributable solely to a change in a variable interest reference rate does not result in a credit loss and is accounted for as a prospective yield adjustment.

Significant judgment is required when estimating expected cash flows used in determining the credit loss allowance for AFS debt securities; therefore, actual results over time could be materially different. As of March 31, 2020, we held $170.6 million of AFS debt securities. We did not recognize any provision for credit losses with respect to our AFS debt securities during the three months ended March 31, 2020 and there was no related credit loss allowance as of March 31, 2020.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of our capital stock. While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience and seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake. Our strategies for managing risk and our exposure to such risks, as described in Item 7A of our Form 10-K, have not changed materially since December 31, 2019 except as described below. However, many of those risks have been magnified due to the continuing economic disruptions caused by the COVID-19 pandemic.

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

We seek to further manage credit risk associated with our Investing and Servicing Segment loans held-for-sale through the purchase of credit index instruments. The following table presents our credit index instruments as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	Face Value of	Aggregate Notional Value of	Number of
	Loans Held-for-Sale	Credit Index Instruments	Credit Index Instruments
March 31, 2020	$185,535	$69,000	4
December 31, 2019	$160,635	$89,000	5

The COVID-19 pandemic has significantly impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in construction and development projects currently planned or underway. These negative conditions may persist into the future and impair our borrowers’ ability to pay principal and interest due to us under our loan agreements and our tenants’ ability to pay rent under various lease arrangements. We maintain a robust asset management relationship with our borrowers and tenants, and have utilized these relationships to address the potential impacts of the COVID-19 pandemic on our loans secured by properties experiencing cash flow pressure, most significantly hospitality assets, and on our property assets. Some of our borrowers have indicated that due to the impact of the COVID-19 pandemic, they will be unable to timely execute their business plans, have had to temporarily close their businesses, or have experienced other negative business consequences. As a result, they have requested temporary interest deferral or forbearance, or other modifications of their loans, or rent deferral or forbearance on their leases.

Discussions we have had with our borrowers and tenants have addressed potential near-term defensive loan or lease modifications, which could include repurposing of reserves, temporary deferrals of interest or rent, or performance test or covenant waivers on loans collateralized by assets directly impacted by the COVID-19 pandemic.

While no loan or lease modifications of this nature have been closed to date, and we believe the principal amounts of our assets are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

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

The COVID-19 pandemic has also resulted in extreme volatility in a variety of global markets, including the real estate-related debt markets. We may receive margin calls from our lenders as a result of the decline in the market value of the loans or other assets pledged by us to our lenders under our repurchase agreements and warehouse credit facilities, and if we fail to resolve such margin calls when due by payment of cash or delivery of additional collateral, the lenders may exercise remedies including demanding payment by us of our aggregate outstanding financing obligations and/or taking ownership of the loans or other assets securing the applicable obligations.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations such as repurchase agreements, bank credit facilities, term loans, revolving facilities and securitizations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we mitigate such interest rate risk through the utilization of interest rate derivatives of the same duration. The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of March 31, 2020 and December 31, 2019 (dollars in thousands):

		Aggregate Notional
	Face Value of	Value of Interest	Number of Interest
	Hedged Instruments	Rate Derivatives	Rate Derivatives
Instrument hedged as of March 31, 2020
Loans held-for-investment, residential	$276,661	$87,800	3
Loans held-for-sale	1,078,350	550,400	30
RMBS, available-for-sale	271,997	85,000	2
CMBS, fair value option	158,733	71,000	2
HTM debt securities	18,156	18,156	1
Secured financing agreements	684,662	1,398,868	12
Unsecured senior notes	1,000,000	970,000	2
	$3,488,559	$3,181,224	52
Instrument hedged as of December 31, 2019
Loans held-for-investment, residential	$654,925	$169,200	8
Loans held-for-sale	747,779	344,900	24
RMBS, available-for-sale	278,853	85,000	2
HTM debt securities	18,784	18,784	1
Secured financing agreements	693,496	1,423,881	14
Unsecured senior notes	1,000,000	970,000	2
	$3,393,837	$3,011,765	51

The following table summarizes the estimated annual change in net investment income for our variable rate investments and our variable rate debt assuming increases or decreases in LIBOR or other applicable index rates and adjusted for the effects of our interest rate hedging activities (amounts in thousands, except per share data):

	Variable rate
	investments and	2.0%	1.0%	1.0%	2.0%
Income (Expense) Subject to Interest Rate Sensitivity	indebtedness (1)	Increase	Increase	Decrease	Decrease
Investment income from variable rate investments	$10,316,500	$163,739	$64,867	$(29,674)	$(35,869)
Interest expense from variable rate debt, net of interest rate derivatives	(7,646,054)	(166,809)	(83,228)	77,686	84,576
Net investment income from variable rate instruments	$2,670,446	$(3,070)	$(18,361)	$48,012	$48,707
Impact per diluted shares outstanding		$(0.01)	$(0.06)	$0.17	$0.17
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

The following table represents our current currency hedge exposure as it relates to our investments denominated in foreign currencies, along with the aggregate notional amount of the hedges in place (amounts in thousands except for number of contracts) using the March 31, 2020 GBP closing rate of 1.2418, Euro (“EUR”) closing rate of 1.1033 and Australian Dollar (“AUD”) closing rate of 0.6135.

Carrying Value of Net Investment	Local Currency	Number of Foreign Exchange Contracts	Aggregate Notional Value of Hedges Applied	Expiration Range of Contracts
$91,298	GBP	2	$90,954	May 2020 – December 2023
15,315	EUR	108	15,193	August 2020 – July 2021
28,475	GBP	1	35,311	July 2023
—	GBP	4	5,995	June 2020
69,162	GBP	23	77,299	April 2020 – January 2022
41,628	EUR	16	45,535	May 2020 – March 2022
22,181	EUR	40	30,038	May 2020 – August 2022
89,466	GBP	10	101,560	April 2020 – January 2022
60,911	GBP	12	56,244	April 2021
2,112	AUD	1	3,474	August 2021
23,083	EUR	28	30,718	May 2020 – June 2023
42,336	EUR	11	57,612	May 2020 – November 2022
38,405	EUR	23	48,800	June 2020 – November 2025
26,631	GBP	7	31,690	June 2020 – December 2021
54,980	GBP	28	67,768	May 2020 – November 2021
22,855	AUD	6	27,074	November 2021
7,425	EUR	4	10,053	June 2022
8,626	GBP	9	12,826	June 2020 – April 2022
$609,632		333	$748,144

Real Estate Risk

The market values of commercial and residential mortgage assets are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, the impacts of the COVID-19 pandemic discussed above, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses.

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

Changes in Internal Control Over Financial Reporting. No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

Currently, no material legal proceedings are pending or, to our knowledge, threatened or contemplated against us, that could have a material adverse effect on our business, financial position or results of operations.

Item 1A.    Risk Factors.

Except as disclosed below, there have been no material changes to the risk factors previously disclosed in our Form 10-K.

Risks Related to Our Company

The global COVID-19 pandemic is having, and will likely continue to have, an adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the borrowers underlying our real estate-related assets and tenants of our owned properties. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely impact our business, financial condition, results of operations, liquidity, the market price of our common stock and our ability to make distributions to our stockholders.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 200 countries and territories, including every state in the United States and in cities and regions where our corporate headquarters and/or properties that secure our investments, or properties that we own, are located. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and since then, numerous countries, including the United States, have declared national emergencies with respect to COVID-19.

Our operations and financial performance have been negatively impacted by the COVID-19 pandemic that has caused, and is expected to continue to cause, the global slowdown of economic activity and significant volatility and disruption of financial markets. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our business, financial condition, results of operations, liquidity, the market price of our common stock and our ability to make distributions to our stockholders, remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our business, financial condition, results of operations, liquidity, the market price of our common stock and our ability to make distributions to our stockholders depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including quarantine and “stay-at-home” orders, restrictions on travel and transport, school closures, limits on the operations of non-essential businesses and other workforce pressures); the impact of the pandemic, and actions taken in response thereto, on global and regional economies and economic activity; the availability of U.S. federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides.

The COVID-19 pandemic and “stay-at-home” and other measures implemented to prevent its spread and any extended period of economic slowdown or recession could have a material adverse effect on our business, financial condition, results of operations, liquidity, the market price of our common stock and our ability to make distributions to our stockholders, among other matters. We expect that these effects are likely to continue as long as the outbreak persists and potentially even longer. Although it is difficult to predict the magnitude of the business and economic implications, the COVID-19 outbreak could affect us in various ways, including, among other factors:

●	the decline in the value of commercial and residential real estate, which negatively impacts the value of our investments, potentially materially.
●	the negative impact on the financial stability of borrowers underlying our real estate-related assets and infrastructure loans, which is expected to increase significantly the number of borrowers who become delinquent or default on their loans, or who seek to defer payment on, or refinance, their loans. Assets relating to certain property types are more likely to experience particular stress as a result of the impact of COVID-19, including assets secured by hotel, multifamily and retail properties. The borrowers underlying these assets, and the tenants at such properties, are facing operational and financial hardships resulting from the spread of COVID-19 and related governmental measures. If the disruptions caused by the COVID-19 pandemic continue and the restrictions put in place are not lifted, the businesses of such borrowers, and the tenants at such properties, could suffer materially or become insolvent.

We have been engaged in discussions with certain borrowers underlying our real estate-related assets and infrastructure loans, some of whom have indicated that, due to the impact of the  COVID-19 pandemic, they have been unable to timely execute their business plans, have had to temporarily close their businesses or have experienced other negative business consequences and have requested or indicated that they will be requesting interest or principal deferral or other modifications of their loans. We therefore anticipate more frequent modifications of our loans and potentially instances of default or foreclosure on assets underlying our loans.

To the extent that borrowers underlying our real estate-related assets and infrastructure loans that have been negatively impacted by the COVID-19 pandemic do not timely remit payments of principal and interest relating to their respective real estate-related assets, the value of such assets will likely be impaired, potentially materially. Failure to receive interest when due may adversely affect our liquidity and therefore our ability to fund our operations or address maturing liabilities on a timely basis.

●	we may receive margin calls from our lenders as a result of the decline in the market value of the loans or other assets pledged by us to our lenders under our repurchase agreements and warehouse credit facilities, and if we fail to resolve such margin calls when due by payment of cash or delivery of additional collateral, the lenders may exercise remedies including demanding payment by us of our aggregate outstanding financing obligations and/or taking ownership of the loans or other assets securing the applicable obligations. We may not have the funds available to repay such financing obligations, and we may be unable to raise the funds from alternative sources on favorable terms or at all. Forced sales of the loans or other assets that secure our financing obligations in order to pay outstanding financing obligations may be on terms less favorable to us than might otherwise be available in a regularly functioning market and could result in deficiency judgments and other claims against us.
●	the adverse effect on the financial stability of the tenants in the retail and multifamily properties that we own, which is expected to negatively impact the ability of such tenants to make their rental payments to us on a timely basis or at all. To the extent the number of tenants who are unable to make timely rental payments to us increases significantly, the value of these property investments will likely be impaired, potentially materially. In addition, as a result of the foregoing, these properties may not generate sufficient funds to pay principal and interest on the mortgage loans secured by such properties or may otherwise fail to satisfy financial covenants applicable under the terms of such loans. In this regard, we may enter into agreements with certain of our tenants to allow, among other items, for a deferral of some portion of the rent owed to us for an agreed-upon period of time. Failure to receive rent when due may adversely affect our liquidity and therefore our ability to fund our operations or address maturing liabilities on a timely basis.
●	if we fail to meet or satisfy any of the covenants in our repurchase agreements, warehouse credit facilities or other financing arrangements as a result of the impact of the COVID-19 pandemic, we would be in default under these agreements, which could result in a cross-default or cross-acceleration under other financing arrangements, and our lenders could elect to declare outstanding amounts due and payable (or such amounts may automatically become due and payable), terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral.
●	as a result of the decline in the market value of the loans in our collateralized loan obligation (the “CLO”), we may not meet certain interest coverage tests, overcollateralization coverage tests or other tests that could result in a change in the priority of distributions, which could result in the reduction or elimination of distributions to the subordinate debt and equity tranches we own until the tests have been met or certain senior classes of securities have been paid in full. Accordingly, we may experience a reduction in our cash flow from those interests which may adversely affect our liquidity and therefore our ability to fund our operations or address maturing liabilities on a timely basis.

●	difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which may adversely affect our access to capital necessary to fund our operations or address maturing liabilities on a timely basis, as well as the ability of borrowers underlying our real estate-related assets and infrastructure loans, or of tenants of the properties we own, to meet their obligations to us.

The adverse impact of the COVID-19 pandemic could adversely affect our liquidity position and could limit our ability to grow our business and fully execute our business strategy. We expect to preserve and build our liquidity to best position the Company to weather near-term market uncertainty, satisfy our loan future funding and financing obligations and to potentially make opportunistic new investments, which will cause us to take some or all of the following actions: raise capital from offerings of securities, borrow additional capital, sell assets, pay our management and incentive fees in shares of our class A common stock (as will be done for the quarter ended March 31, 2020) and /or change our dividend practice, including by reducing the amount of, or temporarily suspending, our future dividends or paying our future dividends in kind for some period of time.

●	uncertainties created by the COVID-19 pandemic may make it difficult to estimate provisions for loan losses.
●	a general decline in business activity and demand for mortgage financing, servicing and other real estate and real estate-related transactions, which could adversely affect our ability to make new investments or to redeploy the proceeds from repayments of our existing investments.
●	temporary, prolonged or permanent changes involving our investment activities; to the extent we elect or are required to limit or be more selective in making investments, we may strain our relationships or reputation with borrowers, business partners and counterparties, breach actual or perceived obligations to them, or be subject to litigation and claims from such borrowers, business partners and counterparties.
●	prolonged closures of, or other operational issues at, properties that secure our investments, or properties that we own.
●	government-mandated moratoriums on the construction, development or redevelopment of properties underlying our construction or rehabilitation loans, or with respect to infrastructure projects, may prevent the completion, on a timely basis or at all, of such projects. Certain of such projects may rely on tax credits which may be available only if construction is completed by certain deadlines, which may not be met because of such moratoriums.

To the extent the COVID-19 pandemic adversely affects our business, financial condition, results of operations, liquidity, the market price of our common stock and our ability to make distributions to our stockholders, it may also have the effect of heightening many of the other risks described in the Form 10-K under the heading “Risk Factors.”

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of securities during the three months ended March 31, 2020.

Issuer Purchases of Equity Securities

The following table provides information regarding our purchases of common stock during the quarter ended March 31, 2020:

			Number of shares	Value of shares available
		Average	purchased as part of	for purchase
	Total number of	repurchase	publicly announced	under the program
Period	shares purchased	price per share	program (1)	(in thousands)
March 2020	1,925,421	$14.95	1,925,421	$371,170
(1)	In February 2020, our board of directors authorized the repurchase of up to $400.0 million of our outstanding common shares and convertible senior notes over a period of one year.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.  Exhibits.

(a)	Index to Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Bylaws of Starwood Property Trust, Inc., effective as of March 16, 2020 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed March 20, 2020)

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD PROPERTY TRUST, INC.

Date: May 4, 2020	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: May 4, 2020	By:	/s/ RINA PANIRY
Rina Paniry Chief Financial Officer, Treasurer, Chief Accounting Officer and Principal Financial Officer