Form 10-Q
period 2020-06-30
STARWOOD PROPERTY TRUST, INC.
filed 2020-08-05
CIK 1465128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of July 31, 2020 was 284,457,492.

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

These forward-looking statements are based largely on our current beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or within our control, and which could materially affect actual results, performance or achievements. Factors that may cause actual results to vary from our forward-looking statements include, but are not limited to:

●	factors described in our Annual Report on Form 10-K for the year ended December 31, 2019, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and this Quarterly Report on Form 10-Q, including those set forth under the captions “Risk Factors”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	the severity and duration of the pandemic of the novel strain of coronavirus (“COVID-19”), actions that may be taken by governmental authorities to contain the COVID-19 outbreak or to treat its impact and the adverse impacts that the COVID-19 pandemic has had, and will likely continue to have, on the global economy, on the borrowers underlying our real estate-related assets and infrastructure loans and tenants of our owned properties, including their ability to make payments on their loans or to pay rent, as the case may be, and on our operations and financial performance;

●	defaults by borrowers in paying debt service on outstanding indebtedness;

●	impairment in the value of real estate property securing our loans or in which we invest;

●	availability of mortgage origination and acquisition opportunities acceptable to us;

●	potential mismatches in the timing of asset repayments and the maturity of the associated financing agreements;

●	our ability to integrate our prior acquisition of the project finance origination, underwriting and capital markets business of GE Capital Global Holdings, LLC into our business and to achieve the benefits that we anticipate from the acquisition;

●	national and local economic and business conditions, including continued disruption from the COVID-19 pandemic;

●	general and local commercial and residential real estate property conditions;

●	changes in federal government policies;

●	changes in federal, state and local governmental laws and regulations;

●	increased competition from entities engaged in mortgage lending and securities investing activities;

●	changes in interest rates; and

●	the availability of, and costs associated with, sources of liquidity.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands, except share data)

	As of	As of
	June 30, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$347,734	$478,388
Restricted cash	176,397	95,643
Loans held-for-investment, net of credit loss allowances of $111,272 and $33,415 ($267,730 and $671,572 held at fair value)	10,420,802	10,586,074
Loans held-for-sale ($626,883 and $764,622 held at fair value)	671,759	884,150
Investment securities, net of credit loss allowances of $6,891 and $0 ($207,602 and $239,600 held at fair value)	752,025	810,238
Properties, net	2,224,323	2,266,440
Intangible assets ($13,955 and $16,917 held at fair value)	76,293	85,700
Investment in unconsolidated entities	104,913	84,329
Goodwill	259,846	259,846
Derivative assets	90,905	28,943
Accrued interest receivable	71,748	64,087
Other assets	184,147	211,323
Variable interest entity (“VIE”) assets, at fair value	64,175,387	62,187,175
Total Assets	$79,556,279	$78,042,336
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$211,722	$212,006
Related-party payable	20,941	40,925
Dividends payable	138,778	137,427
Derivative liabilities	3,880	8,740
Secured financing agreements, net	8,836,320	8,906,048
Collateralized loan obligations, net	929,307	928,060
Unsecured senior notes, net	1,932,560	1,928,622
VIE liabilities, at fair value	62,617,975	60,743,494
Total Liabilities	74,691,483	72,905,322
Commitments and contingencies (Note 21)
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Preferred stock, $0.01 per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 per share, 500,000,000 shares authorized, 291,573,083 issued and 284,467,522 outstanding as of June 30, 2020 and 287,380,891 issued and 282,200,751 outstanding as of December 31, 2019	2,916	2,874
Additional paid-in capital	5,193,572	5,132,532
Treasury stock (7,105,561 shares and 5,180,140 shares)	(133,024)	(104,194)
Accumulated other comprehensive income	42,866	50,932
Accumulated deficit	(614,093)	(381,719)
Total Starwood Property Trust, Inc. Stockholders’ Equity	4,492,237	4,700,425
Non-controlling interests in consolidated subsidiaries	372,559	436,589
Total Equity	4,864,796	5,137,014
Total Liabilities and Equity	$79,556,279	$78,042,336

Note: In addition to the VIE assets and liabilities which are separately presented, our condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019 include assets of $1.1 billion and liabilities of $0.9 billion related to a consolidated collateralized loan obligation (“CLO”), which is considered to be a VIE.  The CLO’s assets can only be used to settle obligations of the CLO, and the CLO’s liabilities do not have recourse to Starwood Property Trust, Inc. Refer to Note 14 for additional discussion of VIEs.

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Interest income from loans	$171,103	$191,466	$388,530	$374,882
Interest income from investment securities	14,644	22,545	29,884	40,177
Servicing fees	6,658	9,008	11,451	33,441
Rental income	72,710	87,297	146,856	171,130
Other revenues	491	865	1,445	2,031
Total revenues	265,606	311,181	578,166	621,661
Costs and expenses:
Management fees	23,115	22,523	63,843	45,989
Interest expense	101,493	130,126	221,518	264,798
General and administrative	32,677	37,578	71,379	72,508
Acquisition and investment pursuit costs	1,590	74	2,499	416
Costs of rental operations	29,632	30,655	57,846	60,306
Depreciation and amortization	23,421	28,552	47,401	57,806
Credit loss provision, net	10,202	2,518	58,871	3,281
Other expense	102	1,443	490	1,654
Total costs and expenses	222,232	253,469	523,847	506,758
Other income (loss):
Change in net assets related to consolidated VIEs	51,261	55,158	5,768	102,994
Change in fair value of servicing rights	(2,569)	(916)	(2,962)	(1,683)
Change in fair value of investment securities, net	827	667	3,331	729
Change in fair value of mortgage loans, net	34,450	21,891	18,316	33,157
Earnings (loss) from unconsolidated entities	28,776	8,817	28,873	(34,383)
Gain on sale of investments and other assets, net	6,472	2,515	6,768	7,000
Loss on derivative financial instruments, net	(16,098)	(32)	(6,388)	(2,239)
Foreign currency gain (loss), net	7,173	(7,017)	(27,313)	(1,470)
Loss on extinguishment of debt	(2,207)	(2,816)	(2,377)	(6,114)
Other income (loss), net	204	—	330	(73)
Total other income	108,289	78,267	24,346	97,918
Income before income taxes	151,663	135,979	78,665	212,821
Income tax benefit (provision)	1,298	(3,533)	8,027	(3,867)
Net income	152,961	132,446	86,692	208,954
Net income attributable to non-controlling interests	(13,305)	(5,430)	(13,805)	(11,555)
Net income attributable to Starwood Property Trust, Inc.	$139,656	$127,016	$72,887	$197,399

Earnings per share data attributable to Starwood Property Trust, Inc.:
Basic	$0.49	$0.45	$0.25	$0.70
Diluted	$0.49	$0.45	$0.25	$0.70

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, amounts in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$152,961	$132,446	$86,692	$208,954
Other comprehensive income (loss) (net change by component):
Available-for-sale securities	6,982	(79)	(8,066)	(466)
Foreign currency translation	—	1,405	—	(1,070)
Other comprehensive income (loss)	6,982	1,326	(8,066)	(1,536)
Comprehensive income	159,943	133,772	78,626	207,418
Less: Comprehensive income attributable to non-controlling interests	(13,305)	(5,430)	(13,805)	(11,555)
Comprehensive income attributable to Starwood Property Trust, Inc.	$146,638	$128,342	$64,821	$195,863

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

For the Three Months Ended June 30, 2020 and 2019

(Unaudited, amounts in thousands, except share data)

								Total
								Starwood
							Accumulated	Property
	Common stock		Additional				Other	Trust, Inc.	Non-
		Par	Paid-in	Treasury Stock		Accumulated	Comprehensive	Stockholders’	Controlling	Total
	Shares	Value	Capital	Shares	Amount	Deficit	Income	Equity	Interests	Equity
Balance, March 31, 2020	289,349,439	$2,894	$5,159,069	7,105,561	$(133,024)	$(616,765)	$35,884	$4,448,058	$369,293	$4,817,351
Proceeds from DRIP Plan	17,313	—	216	—	—	—	—	216	—	216
Equity offering costs	—	—	(1)	—	—	—	—	(1)	—	(1)
Share-based compensation	141,009	2	7,342	—	—	—	—	7,344	—	7,344
Manager fees paid in stock	2,065,322	20	26,946	—	—	—	—	26,966	—	26,966
Net income	—	—	—	—	—	139,656	—	139,656	13,305	152,961
Dividends declared, $0.48 per share	—	—	—	—	—	(136,984)	—	(136,984)	—	(136,984)
Other comprehensive income, net	—	—	—	—	—	—	6,982	6,982	—	6,982
VIE non-controlling interests	—	—	—	—	—	—	—	—	(1)	(1)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(10,038)	(10,038)
Balance, June 30, 2020	291,573,083	$2,916	$5,193,572	7,105,561	$(133,024)	$(614,093)	$42,866	$4,492,237	$372,559	$4,864,796

Balance, March 31, 2019	285,481,485	$2,855	$5,080,173	5,180,140	$(104,194)	$(413,553)	$55,798	$4,621,079	$295,888	$4,916,967
Proceeds from DRIP Plan	9,311	—	212	—	—	—	—	212	—	212
Redemption of Class A Units for common stock	754,345	8	16,365	—	—	—	—	16,373	(16,373)	—
Equity offering costs	—	—	(3)	—	—	—	—	(3)	—	(3)
Share-based compensation	206,220	1	7,024	—	—	—	—	7,025	—	7,025
Net income	—	—	—	—	—	127,016	—	127,016	5,430	132,446
Dividends declared, $0.48 per share	—	—	—	—	—	(135,321)	—	(135,321)	—	(135,321)
Other comprehensive income, net	—	—	—	—	—	—	1,326	1,326	—	1,326
VIE non-controlling interests	—	—	—	—	—	—	—	—	(40)	(40)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	4,541	4,541
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(23,902)	(23,902)
Balance, June 30, 2019	286,451,361	$2,864	$5,103,771	5,180,140	$(104,194)	$(421,858)	$57,124	$4,637,707	$265,544	$4,903,251

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity (Continued)

For the Six Months Ended June 30, 2020 and 2019

(Unaudited, amounts in thousands, except share data)

								Total
								Starwood
							Accumulated	Property
	Common stock		Additional				Other	Trust, Inc.	Non-
		Par	Paid-in	Treasury Stock		Accumulated	Comprehensive	Stockholders’	Controlling	Total
	Shares	Value	Capital	Shares	Amount	Deficit	Income	Equity	Interests	Equity
Balance, December 31, 2019	287,380,891	$2,874	$5,132,532	5,180,140	$(104,194)	$(381,719)	$50,932	$4,700,425	$436,589	$5,137,014
Cumulative effect of credit loss accounting standard effective January 1, 2020	—	—	—	—	—	(32,286)	—	(32,286)	—	(32,286)
Proceeds from DRIP Plan	25,031	—	369	—	—	—	—	369	—	369
Redemption of Class A Units for common stock	409,712	4	8,534	—	—	—	—	8,538	(8,538)	—
Equity offering costs	—	—	(15)	—	—	—	—	(15)	—	(15)
Common stock repurchased	—	—	—	1,925,421	(28,830)	—	—	(28,830)	—	(28,830)
Share-based compensation	1,336,217	14	16,130	—	—	—	—	16,144	—	16,144
Manager fees paid in stock	2,421,232	24	36,022	—	—	—	—	36,046	—	36,046
Net income	—	—	—	—	—	72,887	—	72,887	13,805	86,692
Dividends declared, $0.96 per share	—	—	—	—	—	(272,975)	—	(272,975)	—	(272,975)
Other comprehensive loss, net	—	—	—	—	—	—	(8,066)	(8,066)	—	(8,066)
VIE non-controlling interests	—	—	—	—	—	—	—	—	(2,189)	(2,189)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	9,406	9,406
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(76,514)	(76,514)
Balance, June 30, 2020	291,573,083	$2,916	$5,193,572	7,105,561	$(133,024)	$(614,093)	$42,866	$4,492,237	$372,559	$4,864,796

Balance, December 31, 2018	280,839,692	$2,808	$4,995,156	5,180,140	$(104,194)	$(348,998)	$58,660	$4,603,432	$296,757	$4,900,189
Proceeds from DRIP Plan	17,136	—	379	—	—	—	—	379	—	379
Redemption of Class A Units for common stock	754,345	8	16,365	—	—	—	—	16,373	(16,373)	—
Equity offering costs	—	—	(8)	—	—	—	—	(8)	—	(8)
Conversion of 2019 Convertible Notes	3,611,918	36	67,526	—	—	—	—	67,562	—	67,562
Share-based compensation	732,907	7	13,381	—	—	—	—	13,388	—	13,388
Manager incentive fee paid in stock	495,363	5	10,972	—	—	—	—	10,977	—	10,977
Net income	—	—	—	—	—	197,399	—	197,399	11,555	208,954
Dividends declared, $0.96 per share	—	—	—	—	—	(270,259)	—	(270,259)	—	(270,259)
Other comprehensive loss, net	—	—	—	—	—	—	(1,536)	(1,536)	—	(1,536)
VIE non-controlling interests	—	—	—	—	—	—	—	—	(177)	(177)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	4,636	4,636
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(30,854)	(30,854)
Balance, June 30, 2019	286,451,361	$2,864	$5,103,771	5,180,140	$(104,194)	$(421,858)	$57,124	$4,637,707	$265,544	$4,903,251

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	For the Six Months Ended
	June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$86,692	$208,954
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs, premiums and discounts on secured borrowings	19,552	17,439
Amortization of discounts and deferred financing costs on unsecured senior notes	3,938	3,849
Accretion of net discount on investment securities	(6,123)	(7,857)
Accretion of net deferred loan fees and discounts	(20,840)	(16,112)
Share-based compensation	16,144	13,388
Manager fees paid in stock	36,046	10,977
Change in fair value of investment securities	(3,331)	(729)
Change in fair value of consolidated VIEs	62,175	(11,957)
Change in fair value of servicing rights	2,962	1,683
Change in fair value of loans	(18,316)	(33,157)
Change in fair value of derivatives	10,531	4,496
Foreign currency loss, net	27,313	1,470
Gain on sale of investments and other assets	(6,768)	(7,000)
Impairment charges on properties and related intangibles	—	1,392
Credit loss provision, net	58,871	3,281
Depreciation and amortization	47,137	57,416
(Earnings) loss from unconsolidated entities	(28,873)	34,383
Distributions of earnings from unconsolidated entities	888	8,056
Loss on extinguishment of debt	2,377	6,114
Origination and purchase of loans held-for-sale, net of principal collections	(740,649)	(1,600,100)
Proceeds from sale of loans held-for-sale	1,340,833	928,747
Changes in operating assets and liabilities:
Related-party payable, net	(19,984)	(22,899)
Accrued and capitalized interest receivable, less purchased interest	(80,702)	(54,261)
Other assets	(16,372)	(18,270)
Accounts payable, accrued expenses and other liabilities	(3,763)	(12,153)
Net cash provided by (used in) operating activities	769,738	(482,850)
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(1,666,903)	(2,051,646)
Proceeds from principal collections on loans	999,254	1,342,698
Proceeds from loans sold	435,097	843,344
Purchase and funding of investment securities	(16,120)	—
Proceeds from sales of investment securities	7,940	3,978
Proceeds from principal collections on investment securities	50,479	73,035
Proceeds from sales of real estate	23,805	1,841
Purchases and additions to properties and other assets	(13,914)	(10,425)
Investment in unconsolidated entities	(3,130)	(785)
Proceeds from sale of interest in unconsolidated entities	10,313	—
Distribution of capital from unconsolidated entities	206	10,041
Payments for purchase or termination of derivatives	(80,911)	(20,212)
Proceeds from termination of derivatives	13,128	8,899
Net cash (used in) provided by investing activities	(240,756)	200,768

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited, amounts in thousands)

	For the Six Months Ended
	June 30,
	2020	2019
Cash Flows from Financing Activities:
Proceeds from borrowings	$3,686,932	$3,271,785
Principal repayments on and repurchases of borrowings	(3,716,558)	(2,679,056)
Payment of deferred financing costs	(7,564)	(18,388)
Proceeds from common stock issuances	369	379
Payment of equity offering costs	(15)	(8)
Payment of dividends	(271,624)	(267,301)
Contributions from non-controlling interests	9,406	4,636
Distributions to non-controlling interests	(76,514)	(30,854)
Purchase of treasury stock	(28,830)	—
Issuance of debt of consolidated VIEs	24,376	100,224
Repayment of debt of consolidated VIEs	(236,336)	(91,808)
Distributions of cash from consolidated VIEs	36,989	21,411
Net cash (used in) provided by financing activities	(579,369)	311,020
Net (decrease) increase in cash, cash equivalents and restricted cash	(50,387)	28,938
Cash, cash equivalents and restricted cash, beginning of period	574,031	487,865
Effect of exchange rate changes on cash	487	(605)
Cash, cash equivalents and restricted cash, end of period	$524,131	$516,198
Supplemental disclosure of cash flow information:
Cash paid for interest	$202,648	$252,392
Income taxes paid	657	7,270
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared, but not yet paid	$137,242	$135,615
Consolidation of VIEs (VIE asset/liability additions)	3,077,357	4,104,135
Deconsolidation of VIEs (VIE asset/liability reductions)	—	303,827
Reclassification of residential loans held-for-investment to held-for-sale	422,691	—
Loan principal collections temporarily held at master servicer	12,274	—
Redemption of Class A Units for common stock	8,538	16,373
Settlement of 2019 Convertible Notes in shares	—	75,525
Settlement of loans transferred as secured borrowings	—	74,692
Net assets acquired through foreclosure	—	27,416
Lease liabilities arising from obtaining right-of-use assets	—	7,092

See notes to condensed consolidated financial statements.

Starwood Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2020

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

We have four reportable business segments as of June 30, 2020 and we refer to the investments within these segments as our target assets:

●	Real estate commercial and residential lending (the “Commercial and Residential Lending Segment”)—engages primarily in originating, acquiring, financing and managing commercial first mortgages, non-agency residential mortgages (“residential loans”), subordinated mortgages, mezzanine loans, preferred equity, commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”) and other real estate and real estate-related debt investments in both the U.S. and Europe (including distressed or non-performing loans). Our residential mortgage loans are secured by a first mortgage lien on residential property and consist of non-agency residential mortgage loans that are not guaranteed by any U.S. Government agency or federally chartered corporation.

●	Infrastructure lending (the “Infrastructure Lending Segment”)—engages primarily in originating, acquiring, financing and managing infrastructure debt investments.

●	Real estate property (the “Property Segment”)—engages primarily in acquiring and managing equity interests in stabilized commercial real estate properties, including multifamily properties and commercial properties subject to net leases, that are held for investment.

●	Real estate investing and servicing (the “Investing and Servicing Segment”)—includes (i) a servicing business in the U.S. that manages and works out problem assets, (ii) an investment business that selectively acquires and manages unrated, investment grade and non-investment grade rated CMBS, including subordinated interests of securitization and resecuritization transactions, (iii) a mortgage loan business which originates conduit loans for the primary purpose of selling these loans into securitization transactions and (iv) an investment business that selectively acquires commercial real estate assets, including properties acquired from CMBS trusts.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (our “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results for the full year.

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

Nearly all of the Company’s unvested RSUs and RSAs contain rights to receive non-forfeitable dividends and thus are participating securities. In addition, the non-controlling interests that are redeemable with our common stock are considered participating securities because they earn a preferred return indexed to the dividend rate on our common stock (see Note 16). Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, undistributed earnings are reallocated between shares of common stock and participating securities. For the three and six months ended June 30, 2020 and 2019, the two-class method resulted in the most dilutive EPS calculation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. The most significant and subjective estimate that we make is the projection of cash flows we expect to receive on our investments, which has a significant impact on the amount of income that we record and/or disclose. In addition, the fair value of financial assets and liabilities that are estimated using a discounted cash flows method is significantly impacted by the rates at which we estimate market participants would discount the expected cash flows.

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 200 countries and territories, including every state in the U.S and in cities and regions where our corporate headquarters and/or properties that secure our investments, or properties that we own, are located, and is continuing to spread. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and since then, numerous countries, including the U.S., have declared national emergencies with respect to COVID-19 and have instituted “stay-at-home” guidelines or orders to help prevent its spread. Such actions are creating disruption in global supply chains, increasing rates of unemployment and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2020. However, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of June 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.

Recent Accounting Developments

On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through June 30, 2020, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

3. Acquisitions and Divestitures

Investing and Servicing Segment Property Portfolio

During the three and six months ended June 30, 2020, we sold a property within the Investing and Servicing Segment for $24.1 million. In connection with this sale, we recognized a gain of $7.4 million within gain on sale of investments and other assets in our condensed consolidated statements of operations. There were no Investing and Servicing Segment properties sold during the three and six months ended June 30, 2019.

4. Loans

Our loans held-for-investment are accounted for at amortized cost and our loans held-for-sale are accounted for at the lower of cost or fair value, unless we have elected the fair value option for either. The following tables summarize our investments in mortgages and loans as of June 30, 2020 and December 31, 2019 (dollars in thousands):

				Weighted
			Weighted	Average Life
	Carrying	Face	Average	(“WAL”)
June 30, 2020	Value	Amount	Coupon (1)	(years)(2)
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$8,095,262	$8,114,492	5.3%	1.7
Subordinated mortgages (4)	68,891	70,101	8.8%	3.3
Mezzanine loans (3)	593,823	593,505	10.3%	1.9
Other	30,804	34,452	8.9%	2.1
Total commercial loans	8,788,780	8,812,550
Infrastructure first priority loans	1,475,564	1,493,693	4.2%	4.5
Residential mortgage loans, fair value option (5)	267,730	260,542	6.2%	3.8
Total loans held-for-investment	10,532,074	10,566,785
Loans held-for-sale:
Residential, fair value option (5)	432,786	429,966	6.2%	3.7
Commercial, fair value option	194,097	191,229	3.9%	10.0
Infrastructure, lower of cost or fair value	45,001	46,111	2.1%	1.6
Total loans held-for-sale	671,884	667,306
Total gross loans	11,203,958	$11,234,091
Credit loss allowances:
Commercial loans held-for-investment	(94,947)
Infrastructure loans held-for-investment	(16,325)
Total held-for-investment allowances	(111,272)
Infrastructure loans held-for-sale with a fair value allowance	(125)
Total allowances	(111,397)
Total net loans	$11,092,561

December 31, 2019
Loans held-for-investment:
Commercial loans:
First mortgages (3)	$7,928,026	$7,962,788	5.8%	2.0
Subordinated mortgages (4)	75,724	77,055	8.8%	3.4
Mezzanine loans (3)	484,164	484,408	11.0%	1.9
Other	62,555	66,525	8.2%	1.6
Total commercial loans	8,550,469	8,590,776
Infrastructure first priority loans	1,397,448	1,416,164	5.6%	4.9
Residential mortgage loans, fair value option	671,572	654,925	6.1%	3.8
Total loans held-for-investment	10,619,489	10,661,865
Loans held-for-sale:
Residential, fair value option	605,384	587,144	6.2%	3.9
Commercial, fair value option	159,238	160,635	3.9%	10.0
Infrastructure, lower of cost or fair value	119,724	121,271	3.3%	2.1
Total loans held-for-sale	884,346	869,050
Total gross loans	11,503,835	$11,530,915
Credit loss allowances:
Commercial loans held-for-investment	(33,415)
Infrastructure loans held-for-investment	—
Total held-for-investment allowances	(33,415)
Infrastructure loans held-for-sale with a fair value allowance	(196)
Total allowances	(33,611)
Total net loans	$11,470,224

(1)	Calculated using LIBOR or other applicable index rates as of June 30, 2020 and December 31, 2019 for variable rate loans.

(2)	Represents the WAL of each respective group of loans as of the respective balance sheet date. The WAL of each individual loan is calculated using amounts and timing of future principal payments, as projected at origination or acquisition.

(3)	First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $918.3 million and $967.0 million being classified as first mortgages as of June 30, 2020 and December 31, 2019, respectively.

(4)	Subordinated mortgages include B-Notes and junior participation in first mortgages where we do not own the senior A-Note or senior participation. If we own both the A-Note and B-Note, we categorize the loan as a first mortgage loan.

(5)	During the six months ended June 30, 2020, $422.7 million of residential loans held-for-investment were reclassified into residential loans held-for-sale.

As of June 30, 2020, our variable rate loans held-for-investment were as follows (dollars in thousands):

	Carrying	Weighted-average
June 30, 2020	Value	Spread Above Index
Commercial loans	$8,195,089	4.2%
Infrastructure loans	1,475,564	3.7%
Total variable rate loans held-for-investment	$9,670,653	4.1%

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

For our infrastructure loans, we utilize a database of historical infrastructure loan performance that is shared among a consortium of banks and other lenders and compiled by a major bond credit rating agency. The database is representative of industry-wide project finance activity dating back to 1983. We derive historical loss rates from the database filtered by industry, sub-industry, term and construction status for each of our infrastructure loans. Those historical loss rates reflect global economic cycles over a long period of time as well as average recovery rates. However, due to limited information in the first 20 years covered by the database, we have further applied a recessionary multiplier to those historical loss rates as of June 30, 2020 to reflect the current economic deterioration caused by the COVID-19 pandemic which seems to most closely resemble the magnitude of the economic distress of the 2008 financial crisis. We categorize the results between the power and oil and gas industries, which we consider the most significant indicator of credit quality for our infrastructure loans, as set forth in the credit quality indicator table below.

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

The significant credit quality indicators for our loans measured at amortized cost, which excludes loans held-for-sale, were as follows as of June 30, 2020 (dollars in thousands):

	Term Loans						Revolving Loans	Total	Credit
	Amortized Cost Basis by Origination Year						Amortized Cost	Amortized	Loss
As of June 30, 2020	2020	2019	2018	2017	2016	Prior	Total	Cost Basis	Allowance
Commercial loans:
Credit quality indicator:
LTV < 60%	$499,114	$1,004,947	$915,109	$973,889	$152,365	$252,631	$—	$3,798,055	$13,295
LTV 60% - 70%	265,570	1,128,883	1,745,905	449,146	53,418	169,219	—	3,812,141	41,221
LTV > 70%	31,649	822,181	93,094	—	—	60,814	—	1,007,738	10,578
Credit deteriorated	—	—	34,454	7,755	—	105,589	—	147,798	29,853
Defeased and other	—	—	—	—	—	23,048	—	23,048	—
Total commercial	$796,333	$2,956,011	$2,788,562	$1,430,790	$205,783	$611,301	$—	$8,788,780	$94,947
Infrastructure loans:
Credit quality indicator:
Power	$—	$248,691	$304,589	$123,558	$189,365	$302,918	$24,736	$1,193,857	$9,139
Oil and gas	—	196,775	84,932	—	—	—	—	281,707	7,186
Total infrastructure	$—	$445,466	$389,521	$123,558	$189,365	$302,918	$24,736	$1,475,564	$16,325
Residential loans held-for-investment, fair value option								267,730	—
Loans held-for-sale								671,884	125
Total gross loans								$11,203,958	$111,397

As of June 30, 2020, certain first mortgage, mezzanine and unsecured promissory loans with an amortized cost basis of $101.4 million related to a residential conversion project and two subordinated mortgages on department stores with an amortized cost basis of $12.0 million were credit deteriorated and 90 days or greater past due, as were $14.0 million of residential loans. In accordance with our interest income recognition policy, these loans, along with a $34.5 million credit deteriorated loan that is not 90 days or greater past due (also related to the residential conversion project), were placed on non-accrual status. We apply the cost recovery method of interest income recognition for all these credit deteriorated loans. Any loans which are modified to provide for the deferral of interest are not considered past due and are accounted for in accordance with our revenue recognition policy on interest income.

The following tables present the activity in our credit loss allowance for funded loans and unfunded commitments (amounts in thousands):

	Funded Commitments Credit Loss Allowance
			Loans
	Loans Held-for-Investment		Held-for-Sale	Total
Six Months Ended June 30, 2020	Commercial	Infrastructure	Infrastructure	Funded Loans
Credit loss allowance at December 31, 2019	$33,415	$—	$196	$33,611
Cumulative effect of ASC 326 effective January 1, 2020	10,112	10,328	—	20,440
Credit loss provision, net	51,420	5,997	—	57,417
Charge-offs	—	—	(71)	(71)
Recoveries	—	—	—	—
Credit loss allowance at June 30, 2020	$94,947	$16,325	$125	$111,397

	Unfunded Commitments Credit Loss Allowance (1)
	Loans Held-for-Investment		HTM Preferred
Six Months Ended June 30, 2020	Commercial	Infrastructure	Interests (2)	Total
Credit loss allowance at December 31, 2019	$—	$—	$—	$—
Cumulative effect of ASC 326 effective January 1, 2020	8,348	2,205	—	10,553
Credit loss (reversal) provision, net	(3,303)	1,371	625	(1,307)
Credit loss allowance at June 30, 2020	$5,045	$3,576	$625	$9,246
Memo: Unfunded commitments as of June 30, 2020 (3)	$1,870,914	$132,905	$6,419	$2,010,238
(1)	Included in accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheet.

(2)	See Note 5 for further details.

(3)	Represents amounts expected to be funded (see Note 21).

Loan Portfolio Activity

The activity in our loan portfolio was as follows (amounts in thousands):

	Held-for-Investment Loans
Six Months Ended June 30, 2020	Commercial	Infrastructure	Residential	Held-for-Sale Loans	Total Loans
Balance at December 31, 2019	$8,517,054	$1,397,448	$671,572	$884,150	$11,470,224
Cumulative effect of ASC 326 effective January 1, 2020	(10,112)	(10,328)	—	—	(20,440)
Acquisitions/originations/additional funding	1,452,753	113,430	100,720	786,860	2,453,763
Capitalized interest (1)	70,346	—	—	—	70,346
Basis of loans sold (2)	(397,038)	—	(604)	(1,378,952)	(1,776,594)
Loan maturities/principal repayments	(831,319)	(68,585)	(64,806)	(43,593)	(1,008,303)
Discount accretion/premium amortization	19,706	1,025	—	109	20,840
Changes in fair value	—	—	(16,461)	34,777	18,316
Unrealized foreign currency translation loss	(76,137)	—	—	(2,037)	(78,174)
Credit loss provision, net	(51,420)	(5,997)	—	—	(57,417)
Transfer to/from other asset classifications	—	32,246	(422,691)	390,445	—
Balance at June 30, 2020	$8,693,833	$1,459,239	$267,730	$671,759	$11,092,561

				Loans
				Transferred
	Held-for-Investment Loans			As Secured
Six Months Ended June 30, 2019	Commercial	Infrastructure	Held-for-Sale Loans	Borrowings	Total Loans
Balance at December 31, 2018	$7,075,577	$1,456,779	$1,187,552	$74,346	$9,794,254
Acquisitions/originations/additional funding	1,707,180	334,303	1,663,244	—	3,704,727
Capitalized interest (1)	52,405	—	—	—	52,405
Basis of loans sold (2)	(495,456)	—	(1,271,931)	—	(1,767,387)
Loan maturities/principal repayments	(959,160)	(333,607)	(80,134)	(74,692)	(1,447,593)
Discount accretion/premium amortization	15,448	318	—	346	16,112
Changes in fair value	—	—	33,157	—	33,157
Unrealized foreign currency translation (loss) gain	(5,396)	—	1,493	—	(3,903)
Credit loss provision, net	(2,085)	—	(1,196)	—	(3,281)
Loan foreclosures	(27,303)	—	—	—	(27,303)
Transfer to/from other asset classifications	46,495	(101,282)	54,714	—	(73)
Balance at June 30, 2019	$7,407,705	$1,356,511	$1,586,899	$—	$10,351,115

(1)     Represents accrued interest income on loans whose terms do not require current payment of interest.

(2)     See Note 11 for additional disclosure on these transactions.

5. Investment Securities

Investment securities were comprised of the following as of June 30, 2020 and December 31, 2019 (amounts in thousands):

	Carrying Value as of
	June 30, 2020	December 31, 2019
RMBS, available-for-sale	$174,281	$189,576
RMBS, fair value option (1)	328,270	147,034
CMBS, fair value option (1), (2)	1,198,784	1,295,363
HTM debt securities, amortized cost net of credit loss allowance of $6,891 and $0	544,423	570,638
Equity security, fair value	9,791	12,664
Subtotal—Investment securities	2,255,549	2,215,275
VIE eliminations (1)	(1,503,524)	(1,405,037)
Total investment securities	$752,025	$810,238
(1)	Certain fair value option CMBS and RMBS are eliminated in consolidation against VIE liabilities pursuant to ASC 810.
(2)	Includes $174.7 million and $186.6 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of June 30, 2020 and December 31, 2019, respectively.

Purchases, sales and principal collections for all investment securities were as follows (amounts in thousands):

	RMBS,	RMBS, fair	CMBS, fair	HTM	Equity	Securitization
	available-for-sale	value option	value option	Securities	Security	VIEs (1)	Total
Three Months Ended June 30, 2020
Purchases/fundings	$—	$185,433	$—	$10,391	$—	$(185,433)	$10,391
Sales	—	—	—	—	—	—	—
Principal collections	6,014	11,532	927	30,713	—	(12,266)	36,920
Three Months Ended June 30, 2019
Purchases	$—	$—	$38,951	$—	$—	$(38,951)	$—
Sales	—	41,501	25,795	—	—	(66,546)	750
Principal collections	6,417	3,058	12,072	53,462	—	(9,728)	65,281

	RMBS,	RMBS, fair	CMBS, fair	HTM	Equity	Securitization
	available-for-sale	value option	value option	Securities	Security	VIEs (1)	Total
Six Months Ended June 30, 2020
Purchases/fundings	$—	$214,725	$7,661	$16,120	$—	$(222,386)	$16,120
Sales	—	—	32,316	—	—	(24,376)	7,940
Principal collections	12,563	20,104	17,450	37,351	—	(36,989)	50,479
Six Months Ended June 30, 2019
Purchases	$—	$26,272	$52,213	$—	$—	$(78,485)	$—
Sales	—	41,501	62,701	—	—	(100,224)	3,978
Principal collections	12,777	5,092	21,909	54,668	—	(21,411)	73,035
(1)	Represents RMBS and CMBS, fair value option amounts eliminated due to our consolidation of securitization VIEs. These amounts are reflected as issuance or repayment of debt of, or distributions from, consolidated VIEs in our condensed consolidated statements of cash flows.

RMBS, Available-for-Sale

The Company classified all of its RMBS not eliminated in consolidation as available-for-sale as of June 30, 2020 and December 31, 2019. These RMBS are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (“AOCI”).

The tables below summarize various attributes of our investments in available-for-sale RMBS as of June 30, 2020 and December 31, 2019 (amounts in thousands):

				Unrealized Gains or (Losses)
				Recognized in AOCI
		Credit		Gross	Gross	Net
	Amortized	Loss	Net	Unrealized	Unrealized	Fair Value
	Cost	Allowance	Basis	Gains	Losses	Adjustment	Fair Value
June 30, 2020
RMBS	$131,351	$—	$131,351	$43,179	$(249)	$42,930	$174,281
December 31, 2019
RMBS	$138,580	$ N/A	$138,580	$51,310	$(314)	$50,996	$189,576

	Weighted Average Coupon (1)	Weighted Average Rating	WAL (Years) (2)
June 30, 2020
RMBS	1.6%	B+	5.8
December 31, 2019
RMBS	3.1%	BB-	5.6
(1)	Calculated using the June 30, 2020 and December 31, 2019 one-month LIBOR rate of 0.1623% and 1.763%, respectively, for floating rate securities.

(2)	Represents the remaining WAL of each respective group of securities as of the respective balance sheet date. The WAL of each individual security is calculated using projected amounts and projected timing of future principal payments.

As of June 30, 2020, approximately $147.7 million, or 84.8%, of RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 1.26%. As of December 31, 2019, approximately $160.9 million, or 84.9%, of RMBS were variable rate and paid interest at LIBOR plus a weighted average spread of 1.24%. We purchased all of the RMBS at a discount, a portion of which is accreted into income over the expected remaining life of the security. The majority of the income from this strategy is earned from the accretion of this accretable discount.

We have engaged a third party manager who specializes in RMBS to execute the trading of RMBS, the cost of which was $0.3 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively, and $0.7 million and $0.8 million for the six months ended June 30, 2020 and 2019, respectively, recorded as management fees in the accompanying condensed consolidated statements of operations.

The following table presents the gross unrealized losses and estimated fair value of any available-for-sale securities that were in an unrealized loss position as of June 30, 2020 and December 31, 2019, and for which an allowance for credit losses has not been recorded (amounts in thousands):

	Estimated Fair Value		Unrealized Losses
	Securities with a	Securities with a	Securities with a	Securities with a
	loss less than	loss greater than	loss less than	loss greater than
	12 months	12 months	12 months	12 months
As of June 30, 2020
RMBS	$675	$1,173	$(19)	$(230)
As of December 31, 2019
RMBS	$—	$1,380	$—	$(314)

As of June 30, 2020 and December 31, 2019, there were three securities and one security, respectively, with unrealized losses reflected in the table above. After evaluating the securities and recording adjustments for credit losses, we concluded that the remaining unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. Credit losses are calculated by comparing (i) the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) our net amortized cost basis. Significant judgment is used in projecting cash flows for our non-agency RMBS. As a result, actual income and/or credit losses could be materially different from what is currently projected and/or reported.

CMBS and RMBS, Fair Value Option

As discussed in the “Fair Value Option” section of Note 2 herein, we elect the fair value option for certain CMBS and RMBS in an effort to eliminate accounting mismatches resulting from the current or potential consolidation of securitization VIEs. As of June 30, 2020, the fair value and unpaid principal balance of CMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $1.2 billion and $2.7 billion, respectively. As of June 30, 2020, the fair value and unpaid principal balance of RMBS where we have elected the fair value option, excluding the notional value of interest-only securities and before consolidation of securitization VIEs, were $328.3 million and $266.8 million, respectively. The $1.5 billion total fair value balance of CMBS and RMBS represents our economic interests in these assets. However, as a result of our consolidation of securitization VIEs, the vast majority of this fair value (all except $23.5 million at June 30, 2020) is eliminated against VIE liabilities before arriving at our GAAP balance for fair value option investment securities.

As of June 30, 2020, $104.2 million of our CMBS were variable rate and none of our RMBS were variable rate.

HTM Debt Securities, Amortized Cost

The table below summarizes our investments in HTM debt securities as of June 30, 2020 and December 31, 2019 (amounts in thousands):

	Amortized	Credit Loss	Net Carrying	Gross Unrealized	Gross Unrealized
	Cost Basis	Allowance	Amount	Holding Gains	Holding Losses	Fair Value
June 30, 2020
CMBS	$349,023	$—	$349,023	$—	$(24,236)	$324,787
Preferred interests	158,971	(3,883)	155,088	—	(7,587)	147,501
Infrastructure bonds	43,320	(3,008)	40,312	174	(281)	40,205
Total	$551,314	$(6,891)	$544,423	$174	$(32,104)	$512,493

December 31, 2019
CMBS	$383,473	$—	$383,473	$946	$(3,001)	$381,418
Preferred interests	142,012	—	142,012	1,148	(353)	142,807
Infrastructure bonds	45,153	—	45,153	—	(651)	44,502
Total	$570,638	$—	$570,638	$2,094	$(4,005)	$568,727

The following table presents the activity in our credit loss allowance for HTM debt securities (amounts in thousands):

				Total HTM
		Preferred	Infrastructure	Credit Loss
	CMBS	Interests	Bonds	Allowance
Six Months Ended June 30, 2020
Credit loss allowance at December 31, 2019	$—	$—	$—	$—
Cumulative effect of ASC 326 effective January 1, 2020:
Beginning accumulated deficit charge	—	1,114	179	1,293
Gross-up of PCD bond amortized cost basis	—	—	2,837	2,837
Credit loss provision, net	—	2,769	(8)	2,761
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Credit loss allowance at June 30, 2020	$—	$3,883	$3,008	$6,891

The table below summarizes the maturities of our HTM debt securities by type as of June 30, 2020 (amounts in thousands):

		Preferred	Infrastructure
	CMBS	Interests	Bonds	Total
Less than one year	$35,254	$—	$2,656	$37,910
One to three years	313,769	140,515	—	454,284
Three to five years	—	14,573	—	14,573
Thereafter	—	—	37,656	37,656
Total	$349,023	$155,088	$40,312	$544,423

Equity Security, Fair Value Option

During 2012, we acquired 9,140,000 ordinary shares from a related-party in Starwood European Real Estate Finance Limited (“SEREF”), a debt fund that is externally managed by an affiliate of our Manager and is listed on the London Stock Exchange. The fair value of the investment remeasured in USD was $9.8 million and $12.7 million as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, our shares represent an approximate 2% interest in SEREF.

6. Properties

Our properties are held within the following portfolios:

Woodstar I Portfolio

The Woodstar I Portfolio is comprised of 32 affordable housing communities with 8,948 units concentrated primarily in the Tampa, Orlando and West Palm Beach metropolitan areas. During the year ended December 31, 2015, we acquired 18 of the 32 affordable housing communities of the Woodstar I Portfolio with the final 14 communities acquired during the year ended December 31, 2016. The Woodstar I Portfolio includes total gross properties and lease intangibles of $632.8 million and debt of $571.9 million as of June 30, 2020.

Woodstar II Portfolio

The Woodstar II Portfolio is comprised of 27 affordable housing communities with 6,109 units concentrated primarily in Central and South Florida. We acquired eight of the 27 affordable housing communities in December 2017, with the final 19 communities acquired during the year ended December 31, 2018. The Woodstar II Portfolio includes total gross properties and lease intangibles of $607.0 million and debt of $437.0 million as of June 30, 2020.

Medical Office Portfolio

The Medical Office Portfolio is comprised of 34 medical office buildings acquired during the year ended December 31, 2016. These properties, which collectively comprise 1.9 million square feet, are geographically dispersed throughout the U.S. and primarily affiliated with major hospitals or located on or adjacent to major hospital campuses. The Medical Office Portfolio includes total gross properties and lease intangibles of $760.0 million and debt of $591.4 million as of June 30, 2020.

Master Lease Portfolio

The Master Lease Portfolio is comprised of 16 retail properties geographically dispersed throughout the U.S., with more than 50% of the portfolio, by carrying value, located in Florida, Texas and Minnesota. These properties, which we acquired in September 2017, collectively comprise 1.9 million square feet and were leased back to the seller under corporate guaranteed master net lease agreements with initial terms of 24.6 years and periodic rent escalations. The Master Lease Portfolio includes total gross properties of $343.8 million and debt of $192.5 million as of June 30, 2020.

Investing and Servicing Segment Property Portfolio

The Investing and Servicing Segment Property Portfolio (“REIS Equity Portfolio”) is comprised of 15 commercial real estate properties and one equity interest in an unconsolidated commercial real estate property which were acquired from CMBS trusts during the previous five years. The REIS Equity Portfolio includes total gross properties and lease intangibles of $264.8 million and debt of $186.2 million as of June 30, 2020.

The table below summarizes our properties held as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	Depreciable Life	June 30, 2020	December 31, 2019
Property Segment
Land and land improvements	0 – 15 years	$484,678	$484,397
Buildings and building improvements	5 – 45 years	1,689,142	1,687,756
Furniture & fixtures	3 – 7 years	55,767	52,567
Investing and Servicing Segment
Land and land improvements	0 – 15 years	50,817	54,052
Buildings and building improvements	3 – 40 years	173,960	182,048
Furniture & fixtures	2 – 5 years	2,363	2,139
Commercial and Residential Lending Segment (1)
Land and land improvements	0 – 10 years	11,415	11,386
Buildings and building improvements	10 – 23 years	17,287	16,285
Properties, cost		2,485,429	2,490,630
Less: accumulated depreciation		(261,106)	(224,190)
Properties, net		$2,224,323	$2,266,440
(1)	Represents properties acquired through loan foreclosure.

During the three and six months ended June 30, 2020, we sold an operating property within the REIS Equity Portfolio for $24.1 million. In connection with this sale, we recognized a gain of $7.4 million within gain on sale of investments and other assets in our condensed consolidated statements of operations. No operating properties were sold during the three and six months ended June 30, 2019.

7. Investment in Unconsolidated Entities

The table below summarizes our investments in unconsolidated entities as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	Participation /	Carrying value as of
	Ownership % (1)	June 30, 2020	December 31, 2019
Equity method:
Retail Fund	33%	$—	$—
Equity interest in a natural gas power plant	10%	24,744	25,862
Investor entity which owns equity in an online real estate company	50%	10,746	9,473
Equity interests in commercial real estate	50%	1,824	1,907
Equity interest in and advances to a residential mortgage originator (2)	N/A	11,989	12,002
Various	25% - 50%	8,182	8,339
		57,485	57,583
Other:
Equity interest in a servicing and advisory business (3)	2%	17,584	—
Investment funds which own equity in a loan servicer and other real estate assets	4% - 6%	9,225	9,225
Various	0% - 2%	20,619	17,521
		47,428	26,746
		$104,913	$84,329
(1)	None of these investments are publicly traded and therefore quoted market prices are not available.

(2)	Includes a $4.5 million subordinated loan as of both June 30, 2020 and December 31, 2019.

(3)	During the year ended December 31, 2019, we received a capital distribution of $8.4 million and our equity interest was reduced to 4% and the carrying value was reduced to zero. During April 2020, we sold 37% of our equity interest for $10.3 million in cash, reducing our interest to 2%. In connection with the sale, we recognized a gain of $10.3 million. Because the sale represented an observable price change in an orderly transaction, we also increased the value of our remaining investment to reflect its implied fair value. In doing so, we recognized a gain of $17.6 million. These amounts were recognized within earnings (loss) from unconsolidated entities in our condensed consolidated statements of operations during the three and six months ended June 30, 2020.

We own a 33% equity interest in a fund that owns four regional shopping malls (the “Retail Fund”). The fund is an investment company which measures its assets at fair value on a recurring basis. We report our interest in the Retail Fund on a three-month lag basis at its liquidation value. As of December 31, 2019, we impaired the remainder of our investment based on our estimate of unrealized decreases in the fair value of the underlying real estate properties. Such decreases were recognized by the Retail Fund during the period included in the six months ended June 30, 2020.

As of June 30, 2020, the carrying value of our equity investment in a residential mortgage originator exceeded the underlying equity in net assets of such investee by $1.6 million. This difference is the result of the Company recording its investment in the investee at its acquisition date fair value, which included certain non-amortizing intangible assets not recognized by the investee. Should the Company determine these intangible assets held by the investee are impaired, the Company will recognize such impairment loss through earnings from unconsolidated entities in our consolidated statement of operations, otherwise, such difference between the carrying value of our equity investment in the residential mortgage originator and the underlying equity in the net assets of the residential mortgage originator will continue to exist.

Other than our equity interest in the residential mortgage originator, there were no differences between the carrying value of our equity method investments and the underlying equity in the net assets of the investees as of June 30, 2020.

During the three and six months ended June 30, 2020, we did not become aware of (i) any observable price changes in our other investments accounted for under the fair value practicability exception, except as described above with respect to the servicing and advisory business, or (ii) any indicators of impairment.

8. Goodwill and Intangibles

Goodwill

Infrastructure Lending Segment

The Infrastructure Lending Segment’s goodwill of $119.4 million at both June 30, 2020 and December 31, 2019 represents the excess of consideration transferred over the fair value of net assets acquired on September 19, 2018 and October 15, 2018. The goodwill recognized is attributable to value embedded in the acquired Infrastructure Lending Segment’s lending platform.

LNR Property LLC (“LNR”)

The Investing and Servicing Segment’s goodwill of $140.4 million at both June 30, 2020 and December 31, 2019 represents the excess of consideration transferred over the fair value of net assets of LNR acquired on April 19, 2013. The goodwill recognized is attributable to value embedded in LNR’s existing platform, which includes a network of commercial real estate asset managers, work-out specialists, underwriters and administrative support professionals as well as proprietary historical performance data on commercial real estate assets.

Intangible Assets

Servicing Rights Intangibles

In connection with the LNR acquisition, we identified domestic servicing rights that existed at the purchase date, based upon the expected future cash flows of the associated servicing contracts. As of June 30, 2020 and December 31, 2019, the balance of the domestic servicing intangible was net of $34.9 million and $26.2 million, respectively, which was eliminated in consolidation pursuant to ASC 810 against VIE assets in connection with our consolidation of securitization VIEs. Before VIE consolidation, as of June 30, 2020 and December 31, 2019, the domestic servicing intangible had a balance of $48.8 million and $43.2 million, respectively, which represents our economic interest in this asset.

Lease Intangibles

In connection with our acquisitions of commercial real estate, we recognized in-place lease intangible assets and favorable lease intangible assets associated with certain non-cancelable operating leases of the acquired properties.

The following table summarizes our intangible assets, which are comprised of servicing rights intangibles and lease intangibles, as of June 30, 2020 and December 31, 2019 (amounts in thousands):

	As of June 30, 2020			As of December 31, 2019
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
Domestic servicing rights, at fair value	$13,955	$—	$13,955	$16,917	$—	$16,917
In-place lease intangible assets	133,244	(87,917)	45,327	135,293	(84,383)	50,910
Favorable lease intangible assets	24,188	(7,177)	17,011	24,218	(6,345)	17,873
Total net intangible assets	$171,387	$(95,094)	$76,293	$176,428	$(90,728)	$85,700

The following table summarizes the activity within intangible assets for the six months ended June 30, 2020 (amounts in thousands):

	Domestic	In-place Lease	Favorable Lease
	Servicing	Intangible	Intangible
	Rights	Assets	Assets	Total
Balance as of January 1, 2020	$16,917	$50,910	$17,873	$85,700
Amortization	—	(5,413)	(862)	(6,275)
Sales	—	(170)	—	(170)
Changes in fair value due to changes in inputs and assumptions	(2,962)	—	—	(2,962)
Balance as of June 30, 2020	$13,955	$45,327	$17,011	$76,293

The following table sets forth the estimated aggregate amortization of our in-place lease intangible assets and favorable lease intangible assets for the next five years and thereafter (amounts in thousands):

2020 (remainder of)	$5,407
2021	9,653
2022	7,871
2023	6,115
2024	4,722
Thereafter	28,570
Total	$62,338

9. Secured Borrowings

Secured Financing Agreements

The following table is a summary of our secured financing agreements in place as of June 30, 2020 and December 31, 2019 (dollars in thousands):

										Outstanding Balance at
	Current		Extended		Weighted Average	Pledged Asset		Maximum		June 30,		December 31,
	Maturity		Maturity (a)		Pricing	Carrying Value		Facility Size		2020		2019
Repurchase Agreements:
Commercial Loans	Aug 2020 to Jan 2024	(b)	May 2023 to Mar 2029	(b)	(c)	$6,293,458		$9,181,700	(d)	$4,024,642		$3,640,620
Residential Loans	Jun 2022		N/A		LIBOR + 2.58%	10,172		400,000		7,669		11,835
Infrastructure Loans	Feb 2021		N/A		LIBOR + 2.00%	194,283		500,000		160,483		188,198
Conduit Loans	Feb 2021 to Jun 2023		Feb 2022 to Jun 2024		LIBOR + 1.86%	182,001		350,000		134,874		86,575
CMBS/RMBS	Sep 2020 to Dec 2029	(e)	Dec 2020 to Jun 2030	(e)	(f)	1,097,024		783,641		563,031	(g)	682,229
Total Repurchase Agreements						7,776,938		11,215,341		4,890,699		4,609,457
Other Secured Financing:
Borrowing Base Facility	Apr 2022		Apr 2024		LIBOR + 2.25%	33,445		650,000	(h)	29,333		198,955
Commercial Financing Facility	Mar 2022		Mar 2029		GBP LIBOR + 1.75%	91,214		73,650		73,650		—
Infrastructure Acquisition Facility	Sep 2021		Sep 2022		(i)	723,690		737,137		583,005		603,642
Infrastructure Financing Facilities	Jul 2022 to Oct 2022		Oct 2024 to Jul 2027		LIBOR + 2.11%	567,315		1,250,000		462,568		428,206
Property Mortgages - Fixed rate	Nov 2024 to Aug 2052	(j)	N/A		3.81%	1,302,670		1,078,072		1,077,979		1,196,492
Property Mortgages - Variable rate	Nov 2021 to Jul 2030		N/A		LIBOR + 2.53%	951,634		945,400		926,262		696,503
Term Loan and Revolver	(k)		N/A		(k)	N/A	(k)	517,000		397,000		399,000
FHLB	Feb 2021		N/A		1.99%	690,341		2,000,000		481,500		867,870
Total Other Secured Financing						4,360,309		7,251,259		4,031,297		4,390,668
						$12,137,247		$18,466,600		8,921,996		9,000,125
Unamortized net discount										(10,189)		(8,347)
Unamortized deferred financing costs										(75,487)		(85,730)
										$8,836,320		$8,906,048
(a)	Subject to certain conditions as defined in the respective facility agreement.
(b)	For certain facilities, borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions.
(c)	Certain facilities with an outstanding balance of $965.9 million as of June 30, 2020 are indexed to GBP LIBOR and EURIBOR. The remainder have a weighted average rate of LIBOR + 1.86%.
(d)	The aggregate initial maximum facility size of $8.9 billion may be increased at our option, subject to certain conditions. This amount includes such upsizes.
(e)	Certain facilities with an outstanding balance of $310.6 million as of June 30, 2020 carry a rolling 11-month or 12-month term which may reset monthly or quarterly with the lender's consent. These facilities carry no maximum facility size.
(f)	A facility with an outstanding balance of $175.9 million as of June 30, 2020 has a fixed annual interest rate of 3.50%. All other facilities are variable rate with a weighted average rate of LIBOR + 1.78%.
(g)	Includes: (i) $175.9 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $41.3 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 14).
(h)	The initial maximum facility size of $300.0 million may be increased to $650.0 million, subject to certain conditions.
(i)	Consists of an annual interest rate of the applicable currency benchmark index + 1.75%. The spread will increase 25 bps in September 2020.
(j)	The weighted average maturity is 7.6 years as of June 30, 2020.
(k)	Consists of: (i) a $397.0 million term loan facility that matures in July 2026 with an annual interest rate of LIBOR + 2.50%; and (ii) a $120.0 million revolving credit facility that matures in July 2024 with an annual interest rate of LIBOR + 3.00%. These facilities are secured by the equity interests in certain of our subsidiaries which totaled $3.8 billion as of June 30, 2020.

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

In June 2020, we amended a Residential Loans repurchase facility with a maximum facility size of $400.0 million to extend the current maturity from February 2021 to June 2022.

In June 2020, we amended a Commercial Loans repurchase facility and a Conduit Loans repurchase facility with an aggregate maximum facility size of $950.0 million to extend the current maturity from June 2022 to June 2023.

During the three months ended June 30, 2020, we entered into mortgage loans with total borrowings of $217.1 million to refinance our Woodstar I Portfolio. The loans carry ten-year terms and weighted average annual interest rates of LIBOR + 2.71%. A portion of the net proceeds from the mortgage loans was used to repay $117.0 million of outstanding government sponsored mortgage loans. We recognized a loss on extinguishment of debt of $2.2 million in our condensed consolidated statements of operations in connection with the repayment of the government sponsored mortgage loans.

Our secured financing agreements contain certain financial tests and covenants. As of June 30, 2020, we were in compliance with all such covenants.

We seek to mitigate risks associated with our repurchase agreements by managing risk related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value. The margin call provisions under the majority of our repurchase facilities, consisting of 76% of these agreements, do not permit valuation adjustments based on capital markets activity. Instead, margin calls on these facilities are limited to collateral-specific credit marks. To monitor credit risk associated with the performance and value of our loans and investments, our asset management team regularly reviews our investment portfolios and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary. For the 24% of repurchase agreements containing margin call provisions for general capital markets activity, approximately 16% of these pertain to our loans held-for-sale, for which we manage credit risk through the purchase of credit index instruments. We further seek to manage risks associated with our repurchase agreements by matching the maturities and interest rate characteristics of our loans with the related repurchase agreement.

For the three and six months ended June 30, 2020, approximately $9.0 million and $17.8 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations. For the three and six months ended June 30, 2019, approximately $8.1 million and $16.8 million, respectively, of amortization of deferred financing costs from secured financing agreements was included in interest expense on our condensed consolidated statements of operations.

Collateralized Loan Obligations

In August 2019, we refinanced a pool of our commercial loans held-for-investment through a CLO, STWD 2019-FL1. On the closing date, the CLO issued $1.1 billion principal amount of notes, of which $936.4 million was purchased by third party investors. We retained $86.6 million of notes, along with preferred shares with a liquidation preference of $77.0 million. The CLO contains a reinvestment feature that, subject to certain eligibility criteria, allows us to contribute new loans or participation interests in loans to the CLO in exchange for cash. During the six months ended June 30, 2020, we utilized the reinvestment feature, contributing $85.3 million of additional interests into the CLO.

The following table is a summary of our CLO as of June 30, 2020 and December 31, 2019 (amounts in thousands):

		Face	Carrying	Weighted
June 30, 2020	Count	Amount	Value	Average Spread		Maturity
Collateral assets	24	$1,099,442	$1,099,405	LIBOR + 3.66%	(a)	Jan 2024	(b)
Financing	1	936,375	929,307	LIBOR + 1.64%	(c)	July 2038	(d)

December 31, 2019
Collateral assets	20	$1,073,504	$1,073,504	LIBOR + 3.34%	(a)	Nov 2023	(b)
Financing	1	936,375	928,060	LIBOR + 1.65%	(c)	July 2038	(d)
(a)	Represents the weighted-average coupon earned on variable rate loans during the respective year-to-date period. Of the loans financed by the CLO as of June 30, 2020, 9% earned fixed-rate weighted average interest of 6.84%.
(b)	Represents the weighted-average maturity, assuming the extended contractual maturity of the collateral assets.
(c)	Represents the weighted-average cost of financing incurred during the respective year-to-date period, inclusive of deferred issuance costs.
(d)	Repayments of the CLO are tied to timing of the related collateral asset repayments. The term of the CLO financing obligation represents the legal final maturity date.

We incurred $9.2 million of issuance costs in connection with the CLO, which are amortized on an effective yield basis over the estimated life of the CLO. For the three and six months ended June 30, 2020, approximately $0.6 million and $1.2 million, respectively, of amortization of deferred financing costs was included in interest expense on our condensed consolidated statements of operations. As of June 30, 2020 and December 31, 2019, our unamortized issuance costs were $7.1 million and $8.3 million, respectively.

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

	Repurchase	Other Secured
	Agreements	Financing	CLO		Total
2020 (remainder of)	$220,863	$186,076	$—		$406,939
2021	566,939	791,713	—		1,358,652
2022	1,269,283	548,974	—		1,818,257
2023	1,026,265	710,656	—		1,736,921
2024	1,312,435	238,357	—		1,550,792
Thereafter	494,914	1,555,521	936,375	(a)	2,986,810
Total	$4,890,699	$4,031,297	$936,375		$9,858,371
(a)	Assumes utilization of the reinvestment feature.

10. Unsecured Senior Notes

The following table is a summary of our unsecured senior notes outstanding as of June 30, 2020 and December 31, 2019 (dollars in thousands):

				Remaining
	Coupon	Effective	Maturity	Period of		Carrying Value at
	Rate	Rate (1)	Date	Amortization		June 30, 2020	December 31, 2019
2021 Senior Notes (February)	3.63%	3.89%	2/1/2021	0.6	years	$500,000	$500,000
2021 Senior Notes (December)	5.00%	5.32%	12/15/2021	1.5	years	700,000	700,000
2023 Convertible Notes	4.38%	4.86%	4/1/2023	2.8	years	250,000	250,000
2025 Senior Notes	4.75%	5.04%	3/15/2025	4.7	years	500,000	500,000
Total principal amount						1,950,000	1,950,000
Unamortized discount—Convertible Notes						(3,091)	(3,610)
Unamortized discount—Senior Notes						(9,922)	(12,144)
Unamortized deferred financing costs						(4,427)	(5,624)
Carrying amount of debt components						$1,932,560	$1,928,622
Carrying amount of conversion option equity components recorded in additional paid-in capital for outstanding convertible notes						$3,755	$3,755
(1)	Effective rate includes the effects of underwriter purchase discount and the adjustment for the conversion option on our Convertible Notes, the value of which reduced the initial liability and was recorded in additional paid-in-capital.

Convertible Senior Notes

We recognized interest expense of $3.1 million and $6.1 million during the three and six months ended June 30, 2020, respectively, from our unsecured Convertible Notes. We recognized interest expense of $3.0 million and $6.2 million during the three and six months ended June 30, 2019, respectively, from our unsecured Convertible Notes.

The following table details the conversion attributes of our Convertible Notes outstanding as of June 30, 2020:

	June 30, 2020
	Conversion	Conversion
	Rate (1)	Price (2)
2023 Convertible Notes	38.5959	$25.91
(1)	The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of Convertible Notes converted, as adjusted in accordance with the indentures governing the Convertible Notes (including the applicable supplemental indentures).

(2)	As of June 30, 2020, the market price of the Company’s common stock was $14.96 per share.

The if-converted value of the 2023 Convertible Notes was less than their principal amount by $105.7 million at June 30, 2020 as the closing market price of the Company’s common stock of $14.96 was less than the implicit conversion price of $25.91 per share. The if-converted value of the principal amount of the 2023 Convertible Notes was $144.3 million as of June 30, 2020.

11. Loan Securitization/Sale Activities

As described below, we regularly sell loans and notes under various strategies. We evaluate such sales as to whether they meet the criteria for treatment as a sale—legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint and transfer of control.

Loan Securitizations

Within the Investing and Servicing Segment, we originate commercial mortgage loans with the intent to sell these mortgage loans to VIEs for the purposes of securitization. These VIEs then issue CMBS that are collateralized in part by these assets, as well as other assets transferred to the VIE by third parties. Within the Commercial and Residential Lending Segment, we acquire residential mortgage loans with the intent to sell these mortgage loans to VIEs for the purpose of securitization. These VIEs then issue RMBS that are collateralized by these assets. In certain instances, we retain an interest in the CMBS or RMBS VIE and/or serve as special servicer or servicing administrator for the VIE. In these circumstances, we generally consolidate the VIE into which the loans were sold. The following summarizes the face amount and proceeds of commercial and residential loans securitized for the three and six months ended June 30, 2020 and 2019 (amounts in thousands):

	Commercial Loans		Residential Loans
	Face Amount	Proceeds	Face Amount	Proceeds
For the Three Months Ended June 30,
2020	$—	$—	$583,501	$589,693
2019	345,221	365,377	—	—
For the Six Months Ended June 30,
2020	$335,835	$352,393	$964,780	$988,440
2019	524,632	552,218	340,211	352,012

The securitization of these commercial and residential loans does not result in a discrete gain or loss since they are carried under the fair value option.

Our securitizations have each been structured as bankruptcy-remote entities whose assets are not intended to be available to the creditors of any other party.

Commercial and Residential Loan Sales

Within the Commercial and Residential Lending Segment, we originate or acquire commercial mortgage loans, subsequently selling all or a portion thereof. Typically, our motivation for entering into these transactions is to effectively create leverage on the subordinated position that we will retain and hold for investment. We also may sell certain of our previously-acquired residential loans to third parties outside a securitization. The following table summarizes our loans sold by the Commercial and Residential Lending Segment, net of expenses (amounts in thousands):

	Loan Transfers Accounted for as Sales
	Commercial		Residential
	Face Amount (1)	Proceeds (1)	Face Amount	Proceeds
For the Three Months Ended June 30,
2020	$399,132	$396,078	$—	$—
2019	102,681	102,141	1,635	1,653
For the Six Months Ended June 30,
2020	$399,132	$396,078	$550	$604
2019	501,422	498,451	23,842	24,517
(1)	During both the three and six months ended June 30, 2020, we sold $230.9 million and $168.2 million of senior interests in first mortgage loans and whole loan interests, respectively, for proceeds of $224.1 million and $172.0 million, respectively. During the three and six months ended June 30, 2019, all sales were of senior interests in first mortgage loans.

During both the three and six months ended June 30, 2020, losses recognized by the Commercial and Residential Lending Segment on sales of commercial loans were $1.0 million. During the three and six months ended June 30, 2019, gains recognized by the Commercial and Residential Lending Segment on sales of commercial loans were $0.2 million and $3.0 million, respectively. The sale of residential loans does not result in a discrete gain or loss since they are carried under the fair value option.

Infrastructure Loan Sales

During the six months ended June 30, 2020, the Infrastructure Lending Segment sold loans held-for-sale with an aggregate face amount of $38.7 million for proceeds of $38.4 million, recognizing gains of $0.3 million. There were no sales of loans by the Infrastructure Lending Segment during the three months ended June 30, 2020. During the three and six months ended June 30, 2019, the Infrastructure Lending Segment sold loans held-for-sale with an aggregate face amount of $176.5 million and $356.8 million, respectively, for proceeds of $173.6 million and $346.3 million, respectively, recognizing gains of $2.3 million and $3.1 million, respectively. In connection with these sales, we sold an interest rate swap guarantee for cash payment of $3.1 million and recognized a decrease in fair value of $2.7 million within loss on derivative financial instruments, net in our condensed consolidated statements of operations during the three and six months ended June 30, 2019. Refer to Note 12 for further discussion of our interest rate swap guarantees.

12. Derivatives and Hedging Activity

Risk Management Objective of Using Derivatives

We are exposed to certain risks arising from both our business operations and economic conditions. Refer to Note 13 to the consolidated financial statements included in our Form 10-K for further discussion of our risk management objectives and policies.

Designated Hedges

The Company does not generally elect to apply the hedge accounting designation to its hedging instruments. As of June 30, 2020 and December 31, 2019, the Company did not have any designated hedges.

Non-designated Hedges and Derivatives

We have entered into the following types of non-designated hedges and derivatives:

●	Foreign exchange (“Fx”) forwards whereby we agree to buy or sell a specified amount of foreign currency for a specified amount of USD at a future date, economically fixing the USD amounts of foreign denominated cash flows we expect to receive or pay related to certain foreign denominated loan investments and properties;
●	Interest rate contracts which hedge a portion of our exposure to changes in interest rates;
●	Credit index instruments which hedge a portion of our exposure to the credit risk of our commercial loans held-for-sale; and
●	Interest rate swap guarantees whereby we guarantee the interest rate swap obligations of certain Infrastructure Lending borrowers. Our interest rate swap guarantees were assumed in connection with the acquisition of the Infrastructure Lending Segment.

The following table summarizes our non-designated derivatives as of June 30, 2020 (notional amounts in thousands):

Type of Derivative	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx contracts – Buy Euros ("EUR")	1	1,915	EUR	November 2022
Fx contracts – Sell EUR	277	228,011	EUR	August 2020 – November 2025
Fx contracts – Sell Pounds Sterling ("GBP")	97	315,411	GBP	July 2020 – December 2023
Fx contracts – Sell Australian dollar ("AUD")	10	85,592	AUD	August 2021 – November 2021
Interest rate swaps – Paying fixed rates	45	1,950,878	USD	August 2022 – March 2030
Interest rate swaps – Receiving fixed rates	2	970,000	USD	January 2021- March 2025
Interest rate caps	23	959,706	USD	September 2020 – April 2025
Credit index instruments	4	69,000	USD	September 2058 – August 2061
Interest rate swap guarantees	6	388,783	USD	March 2022 – June 2025
Total	465

The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019 (amounts in thousands):

	Fair Value of Derivatives		Fair Value of Derivatives
	in an Asset Position (1) as of		in a Liability Position (2) as of
	June 30,	December 31,	June 30,	December 31,
	2020	2019	2020	2019
Interest rate contracts	$42,491	$14,385	$23	$—
Interest rate swap guarantees	—	—	1,219	614
Foreign exchange contracts	47,875	14,558	2,638	7,834
Credit index instruments	539	—	—	292
Total derivatives	$90,905	$28,943	$3,880	$8,740
(1)	Classified as derivative assets in our condensed consolidated balance sheets.

(2)	Classified as derivative liabilities in our condensed consolidated balance sheets.

The tables below present the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 (amounts in thousands):

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Recognized in Income for the		Recognized in Income for the
Derivatives Not Designated	Location of Gain (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
as Hedging Instruments	Recognized in Income	2020	2019	2020	2019
Interest rate contracts	Loss on derivative financial instruments	$(7,263)	$(10,077)	$(52,388)	$(13,835)
Interest rate swap guarantees	Loss on derivative financial instruments	70	(2,990)	(605)	(3,171)
Foreign exchange contracts	Loss on derivative financial instruments	(7,107)	13,245	46,158	15,689
Credit index instruments	Loss on derivative financial instruments	(1,798)	(210)	447	(922)
		$(16,098)	$(32)	$(6,388)	$(2,239)

13. Offsetting Assets and Liabilities

The following tables present the potential effects of netting arrangements on our financial position for financial assets and liabilities within the scope of ASC 210-20, Balance Sheet—Offsetting, which for us are derivative assets and liabilities as well as repurchase agreement liabilities (amounts in thousands):

				(iv)
				Gross Amounts Not
				Offset in the Statement
		(ii)	(iii) = (i) - (ii)	of Financial Position
		Gross Amounts	Net Amounts		Cash
	(i)	Offset in the	Presented in		Collateral
	Gross Amounts	Statement of	the Statement of	Financial	Received /	(v) = (iii) - (iv)
	Recognized	Financial Position	Financial Position	Instruments	Pledged	Net Amount
As of June 30, 2020
Derivative assets	$90,905	$—	$90,905	$2,638	$42,096	$46,171
Derivative liabilities	$3,880	$—	$3,880	$2,638	$23	$1,219
Repurchase agreements	4,890,699	—	4,890,699	4,890,699	—	—
	$4,894,579	$—	$4,894,579	$4,893,337	$23	$1,219
As of December 31, 2019
Derivative assets	$28,943	$—	$28,943	$5,312	$14,208	$9,423
Derivative liabilities	$8,740	$—	$8,740	$5,312	$292	$3,136
Repurchase agreements	4,609,457	—	4,609,457	4,609,457	—	—
	$4,618,197	$—	$4,618,197	$4,614,769	$292	$3,136

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

The following table details the assets and liabilities of our consolidated CLO as of June 30, 2020 and December 31, 2019 (amounts in thousands):

	June 30, 2020	December 31, 2019
Assets:
Loans held-for-investment	$1,099,405	1,073,504
Accrued interest receivable	1,875	3,129
Other assets	558	26,496
Total Assets	$1,101,838	$1,103,129
Liabilities
Accounts payable, accrued expenses and other liabilities	$635	$1,362
Collateralized loan obligations, net	929,307	928,060
Total Liabilities	$929,942	$929,422

Assets held by this CLO are restricted and can be used only to settle obligations of the CLO, including the subordinate interests owned by us. The liabilities of this CLO are non-recourse to us and can only be satisfied from the assets of the CLO.

We also hold controlling interests in other non-securitization entities that are considered VIEs. SPT Dolphin Intermediate LLC (“SPT Dolphin”), the entity which holds the Woodstar II Portfolio, is a VIE because the third party interest holders do not carry kick-out rights or substantive participating rights. We were deemed to be the primary beneficiary of the VIE because we possess both the power to direct the activities of the VIE that most significantly impact its economic performance and a significant economic interest in the entity. This VIE had total assets of $677.1 million and liabilities of $445.9 million as of June 30, 2020.

In December 2019, we entered into a newly-formed joint venture (the “CMBS JV”) within our Investing and Servicing Segment, which is considered a VIE because the third party interest holder does not carry kick-out rights or substantive participating rights. We hold a 51% ownership interest and are deemed the primary beneficiary of the CMBS JV. This VIE had total assets of $330.3 million and liabilities of $85.2 million as of June 30, 2020. Refer to Note 16 for further discussion.

In total, our other consolidated non-securitization VIEs had total assets of $1.1 billion and liabilities of $585.1 million as of June 30, 2020.

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

As of June 30, 2020, four of our collateralized debt obligation (“CDO”) structures within our Investing and Servicing Segment were in default or imminent default, which, pursuant to the underlying indentures, changes the rights of the variable interest holders. Upon default of a CDO, the trustee or senior note holders are allowed to exercise certain rights, including liquidation of the collateral, which at that time, is the activity which would most significantly impact the CDO’s economic performance. Further, when the CDO is in default, the collateral administrator no longer has the option to purchase securities from the CDO. In cases where the CDO is in default and we do not have the ability to exercise rights which would most significantly impact the CDO’s economic performance, we do not consolidate the VIE. As of June 30, 2020, none of these CDO structures were consolidated.

As noted above, we are not obligated to provide, nor have we provided, any financial support for any of our securitization VIEs, whether or not we are deemed to be the primary beneficiary. As such, the risk associated with our involvement in these VIEs is limited to the carrying value of our investment in the entity. As of June 30, 2020, our maximum risk of loss related to securitization VIEs in which we were not the primary beneficiary was $23.5 million on a fair value basis.

As of June 30, 2020, the securitization VIEs which we do not consolidate had debt obligations to beneficial interest holders with unpaid principal balances, excluding the notional value of interest-only securities, of $4.1 billion. The corresponding assets are comprised primarily of commercial mortgage loans with unpaid principal balances corresponding to the amounts of the outstanding debt obligations.

We also hold passive non-controlling interests in certain unconsolidated entities that are considered VIEs. We are not the primary beneficiaries of these VIEs as we do not possess the power to direct the activities of the VIEs that most significantly impact their economic performance and therefore report our interests, which totaled $21.2 million as of June 30, 2020, within investment in unconsolidated entities on our condensed consolidated balance sheet. Our maximum risk of loss is limited to our carrying value of the investments.

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

Base Management Fee. For the three months ended June 30, 2020 and 2019, approximately $19.1 million and $18.9 million, respectively, was incurred for base management fees. For the six months ended June 30, 2020 and 2019, approximately $38.2 million and $38.5 million, respectively, was incurred for base management fees. In April 2020, our board of directors authorized the payment of our first quarter base management fee of $19.1 million in 1,422,143 shares of our common stock. As of June 30, 2020 and December 31, 2019, there were $19.1 million and $19.3 million, respectively, of unpaid base management fees included in related-party payable in our condensed consolidated balance sheets.

Incentive Fee. There were no incentive fees incurred during the three months ended June 30, 2020 and 2019. For the six months ended June 30, 2020 and 2019, approximately $15.8 million and $0.2 million, respectively, was incurred for incentive fees. As of December 31, 2019, there were $18.1 million of unpaid incentive fees included in related-party payable in our condensed consolidated balance sheets. There were no unpaid incentive fees as of June 30, 2020.

Expense Reimbursement. For the three months ended June 30, 2020 and 2019, approximately $1.5 million and $1.7 million, respectively, was incurred for executive compensation and other reimbursable expenses and recognized within general and administrative expenses in our condensed consolidated statements of operations. For the six months ended June 30, 2020 and 2019, approximately $3.7 million and $3.9 million, respectively, was incurred for executive compensation and other reimbursable expenses. As of June 30, 2020 and December 31, 2019, approximately $1.8 million and $3.5 million, respectively, of unpaid reimbursable executive compensation and other expenses were included in related-party payable in our condensed consolidated balance sheets.

Equity Awards. In certain instances, we issue RSAs to certain employees of affiliates of our Manager who perform services for us. During the three months ended June 30, 2019, we granted 68,645 RSAs at a grant date fair value of $1.5 million. There were no RSAs granted during the three months ended June 30, 2020. Expenses related to the vesting of awards to employees of affiliates of our Manager were $1.3 million and $1.0 million during the three months ended June 30, 2020 and 2019, respectively, and are reflected in general and administrative expenses in our condensed consolidated statements of operations. During the six months ended June 30, 2020 and 2019, we granted 341,635 and 182,861 RSAs, respectively, at grant date fair values of $3.9 million and $4.1 million, respectively. Expenses related to the vesting of awards to employees of affiliates of our Manager were $2.4 million and $1.8 million during the six months ended June 30, 2020 and 2019, respectively. These shares generally vest over a three-year period.

Manager Equity Plan

In May 2017, the Company’s shareholders approved the Starwood Property Trust, Inc. 2017 Manager Equity Plan (the “2017 Manager Equity Plan”), which replaced the Starwood Property Trust, Inc. Manager Equity Plan (“Manager Equity Plan”). In September 2019, we granted 1,200,000 RSUs to our Manager under the 2017 Manager Equity Plan. In April 2018, we granted 775,000 RSUs to our Manager under the 2017 Manager Equity Plan. In March 2017, we granted 1,000,000 RSUs to our Manager under the Manager Equity Plan. In connection with these grants and prior similar grants, we recognized share-based compensation expense of $3.4 million and $3.2 million within management fees in our condensed consolidated statements of operations for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, we recognized $8.6 million and $6.4 million, respectively, related to these awards. Refer to Note 16 for further discussion of these grants.

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

During the three and six months ended June 30, 2020, the Company acquired $26.6 million and $127.4 million, respectively, of loans from a residential mortgage originator in which it holds an equity interest. Refer to Note 7 for further discussion.

Lease Arrangements

In March 2020, we entered into an office lease agreement with an entity which is controlled by our Chairman and CEO through majority equity ownership of the entity. The leased premises are currently under construction and will serve as our new Miami Beach office when our existing lease in Miami Beach expires on December 31, 2021. The lease will commence after delivery of the office space to us, but no earlier than July 30, 2021. The lease is for approximately 74,000 square feet of office space, has an initial term of 15 years and requires monthly lease payments starting in the tenth month after lease commencement. The lease payments are based on an annual base rate of $52.00 per square foot that increases by 3% each anniversary following commencement, plus our pro rata share of building operating expenses. In April 2020, we provided a $1.9 million cash security deposit to the landlord. Prior to the execution of this lease, we engaged an independent third party leasing firm and external counsel to advise the independent directors of our board of directors on market terms for the lease.  The terms of the lease were approved by our independent directors.

Other Related-Party Arrangements

Highmark Residential (“Highmark”), an affiliate of our Manager, provides property management services for 21 properties within our Woodstar I Portfolio. Fees paid to Highmark are calculated as a percentage of gross receipts and are at market terms. During the three months ended June 30, 2020 and 2019, property management fees to Highmark of $0.5 million and $0.4 million, respectively, were recognized in our condensed consolidated statements of operations. During the six months ended June 30, 2020 and 2019, property management fees to Highmark of $1.0 million and $0.7 million, respectively, were recognized in our condensed consolidated statements of operations.

Refer to Note 16 to the consolidated financial statements included in our Form 10-K for further discussion of related-party agreements.

16. Stockholders’ Equity and Non-Controlling Interests

During the six months ended June 30, 2020, our board of directors declared the following dividends:

Declaration Date	Record Date	Ex-Dividend Date	Payment Date	Amount	Frequency
6/16/20	6/30/20	6/29/20	7/15/20	$0.48	Quarterly
2/25/20	3/31/20	3/30/20	4/15/20	0.48	Quarterly

During the six months ended June 30, 2020 and 2019, there were no shares issued under our At-The-Market Equity Offering Sales Agreement. During the six months ended June 30, 2020 and 2019, shares issued under the Starwood Property Trust, Inc. Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP Plan”) were not material.

In February 2020, our board of directors authorized the repurchase of up to $400.0 million of our outstanding common shares and Convertible Notes over a period of one year. Purchases made pursuant to the program will be made either in the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are discretionary and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. During the six months ended June 30, 2020, we repurchased 1,925,421 shares of common stock for $28.8 million and no Convertible Notes under our repurchase program. As of June 30, 2020, we had $371.2 million of remaining capacity to repurchase common stock and/or Convertible Notes under the repurchase program.

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

The table below summarizes our share awards granted or vested under the Manager Equity Plan and the 2017 Manager Equity Plan during the six months ended June 30, 2020 and 2019 (dollar amounts in thousands):

Grant Date	Type	Amount Granted	Grant Date Fair Value	Vesting Period
September 2019	RSU	1,200,000	$29,484	(1)
April 2018	RSU	775,000	16,329	3 years
March 2017	RSU	1,000,000	22,240	3 years
(1)	Of the amount granted, 218,898 vested immediately on the grant date and the remaining amount vests over a three-year period.

Schedule of Non-Vested Shares and Share Equivalents

		2017		Weighted Average
	2017	Manager		Grant Date Fair
	Equity Plan	Equity Plan	Total	Value (per share)
Balance as of January 1, 2020	1,413,170	1,305,597	2,718,767	$22.74
Granted	965,847	—	965,847	10.77
Vested	(474,367)	(376,017)	(850,384)	22.40
Forfeited	(5,647)	—	(5,647)	14.69
Balance as of June 30, 2020	1,899,003	929,580	2,828,583	18.77

As of June 30, 2020, there were 6.5 million shares of common stock available for future grants under the 2017 Manager Equity Plan and the 2017 Equity Plan.

Non-Controlling Interests in Consolidated Subsidiaries

In connection with our Woodstar II Portfolio acquisitions, we issued 10.2 million Class A Units in our consolidated subsidiary, SPT Dolphin, and rights to receive an additional 1.9 million Class A Units if certain contingent events occur. As of June 30, 2020, 1.8 million of the 1.9 million contingent Class A Units were issued. The Class A Units are redeemable for consideration equal to the current share price of the Company’s common stock on a one-for-one basis, with the consideration paid in either cash or the Company’s common stock, at the determination of the Company. During the six months ended June 30, 2020, redemptions of 0.4 million of the Class A Units were received and settled in common stock, leaving 10.6 million Class A Units outstanding as of June 30, 2020. There were no redemptions of the Class A units during the three months ended June 30, 2020. In consolidation, the outstanding Class A Units are reflected as non-controlling interests in consolidated subsidiaries on our condensed consolidated balance sheets, the balance of which was $227.1 million and $235.9 million as of June 30, 2020 and December 31, 2019, respectively.

To the extent SPT Dolphin has sufficient cash available, the Class A Units earn a preferred return indexed to the dividend rate of the Company’s common stock. Any distributions made pursuant to this waterfall are recognized within net income attributable to non-controlling interests in our condensed consolidated statements of operations. During the three and six months ended June 30, 2020, we recognized net income attributable to non-controlling interests of $5.1 million and $10.2 million, respectively, associated with these Class A Units. During the three and six months ended June 30, 2019, we recognized net income attributable to non-controlling interests of $5.4 million and $11.1 million, respectively, associated with these Class A Units.

As discussed in Note 14, we entered into the CMBS JV within our Investing and Servicing Segment in December 2019. Because the CMBS JV was deemed a VIE for which we were the primary beneficiary, this transaction was not recognized as a sale for GAAP purposes. Instead, the 49% interest of our joint venture partner is reflected as a non-controlling interest in consolidated subsidiaries on our consolidated balance sheets, and any net income attributable to this 49% joint venture interest is reflected within net income attributable to non-controlling interests in our consolidated statement of operations. The non-controlling interests in the CMBS JV were $126.4 million and $175.6 million as of June 30, 2020 and December 31, 2019, respectively. During the three and six months ended June 30, 2020, net income attributable to non-controlling interests was $6.8 million and $0.8 million, respectively.

17. Earnings per Share

The following table provides a reconciliation of net income and the number of shares of common stock used in the computation of basic EPS and diluted EPS (amounts in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Basic Earnings
Income attributable to STWD common stockholders	$139,656	$127,016	$72,887	$197,399
Less: Income attributable to participating shares not already deducted as non-controlling interests	(1,143)	(751)	(2,365)	(1,575)
Basic earnings	$138,513	$126,265	$70,522	$195,824

Diluted Earnings
Income attributable to STWD common stockholders	$139,656	$127,016	$72,887	$197,399
Less: Income attributable to participating shares not already deducted as non-controlling interests	(1,143)	(751)	(2,365)	(1,575)
Add: Interest expense on Convertible Notes (1)	3,051	3,049	*	6,235
Add: Undistributed earnings to participating shares	120	—	—	—
Less: Undistributed earnings reallocated to participating shares	(116)	—	—	—
Diluted earnings	$141,568	$129,314	$70,522	$202,059

Number of Shares:
Basic — Average shares outstanding	281,461	279,239	281,225	278,396
Effect of dilutive securities — Convertible Notes (1)	9,649	9,649	*	9,963
Effect of dilutive securities — Unvested non-participating shares	183	184	215	170
Diluted — Average shares outstanding	291,293	289,072	281,440	288,529

Earnings Per Share Attributable to STWD Common Stockholders:
Basic	$0.49	$0.45	$0.25	$0.70
Diluted	$0.49	$0.45	$0.25	$0.70
(1)	The Company does not intend to fully settle the principal amount of the Convertible Notes in cash upon conversion. Accordingly, under GAAP, the dilutive effect to EPS for the periods presented above is determined using the “if-converted” method whereby interest expense or any loss on extinguishment of our Convertible Notes is added back to the diluted EPS numerator and the full number of potential shares contingently issuable upon their conversion is included in the diluted EPS denominator, if dilutive. Refer to Note 10 for further discussion.

* Our Convertible Notes were not dilutive for the six months ended June 30, 2020.

As of June 30, 2020 and 2019, participating shares of 13.0 million and 12.8 million, respectively, were excluded from the computation of diluted shares as their effect was already considered under the more dilutive two-class method used above. Such participating shares at June 30, 2020 and 2019 included 10.6 million and 11.2 million potential shares, respectively, of our common stock issuable upon redemption of the Class A Units in SPT Dolphin, as discussed in Note 16.

18. Accumulated Other Comprehensive Income

The changes in AOCI by component are as follows (amounts in thousands):

	Cumulative
	Unrealized Gain
	(Loss) on	Foreign
	Available-for-	Currency
	Sale Securities	Translation	Total
Three Months Ended June 30, 2020
Balance at April 1, 2020	$35,948	$(64)	$35,884
OCI before reclassifications	6,982	—	6,982
Amounts reclassified from AOCI	—	—	—
Net period OCI	6,982	—	6,982
Balance at June 30, 2020	$42,930	$(64)	$42,866
Three Months Ended June 30, 2019
Balance at April 1, 2019	$53,128	$2,670	$55,798
OCI before reclassifications	(79)	1,405	1,326
Amounts reclassified from AOCI	—	—	—
Net period OCI	(79)	1,405	1,326
Balance at June 30, 2019	$53,049	$4,075	$57,124
Six Months Ended June 30, 2020
Balance at January 1, 2020	$50,996	$(64)	$50,932
OCI before reclassifications	(8,066)	—	(8,066)
Amounts reclassified from AOCI	—	—	—
Net period OCI	(8,066)	—	(8,066)
Balance at June 30, 2020	$42,930	$(64)	$42,866
Six Months Ended June 30, 2019
Balance at January 1, 2019	$53,515	$5,145	$58,660
OCI before reclassifications	(466)	(1,070)	(1,536)
Amounts reclassified from AOCI	—	—	—
Net period OCI	(466)	(1,070)	(1,536)
Balance at June 30, 2019	$53,049	$4,075	$57,124

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level II of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level III inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2020 and December 31, 2019, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level II of the fair value hierarchy.

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

Fair Value Disclosures

The following tables present our financial assets and liabilities carried at fair value on a recurring basis in the condensed consolidated balance sheets by their level in the fair value hierarchy as of June 30, 2020 and December 31, 2019 (amounts in thousands):

	June 30, 2020
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$894,613	$—	$—	$894,613
RMBS	174,281	—	—	174,281
CMBS	23,530	—	1,639	21,891
Equity security	9,791	9,791	—	—
Domestic servicing rights	13,955	—	—	13,955
Derivative assets	90,905	—	90,905	—
VIE assets	64,175,387	—	—	64,175,387
Total	$65,382,462	$9,791	$92,544	$65,280,127
Financial Liabilities:
Derivative liabilities	$3,880	$—	$3,880	$—
VIE liabilities	62,617,975	—	60,488,446	2,129,529
Total	$62,621,855	$—	$60,492,326	$2,129,529

	December 31, 2019
	Total	Level I	Level II	Level III
Financial Assets:
Loans under fair value option	$1,436,194	$—	$—	$1,436,194
RMBS	189,576	—	—	189,576
CMBS	37,360	—	12,352	25,008
Equity security	12,664	12,664	—	—
Domestic servicing rights	16,917	—	—	16,917
Derivative assets	28,943	—	28,943	—
VIE assets	62,187,175	—		62,187,175
Total	$63,908,829	$12,664	$41,295	$63,854,870
Financial Liabilities:
Derivative liabilities	$8,740	$—	$8,740	$—
VIE liabilities	60,743,494	—	58,206,102	2,537,392
Total	$60,752,234	$—	$58,214,842	$2,537,392

The changes in financial assets and liabilities classified as Level III are as follows for the three and six months ended June 30, 2020 and 2019 (amounts in thousands):

				Domestic
	Loans at			Servicing		VIE
Three Months Ended June 30, 2020	Fair Value	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
April 1, 2020 balance	$1,347,797	$170,640	$22,435	$16,524	$61,157,805	$(1,506,437)	$61,208,764
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	34,450	—	(351)	(2,569)	2,417,647	(8,686)	2,440,491
Net accretion	—	2,673	—	—	—	—	2,673
Included in OCI	—	6,982	—	—	—	—	6,982
Purchases / Originations	140,700	—	—	—	—	—	140,700
Sales	(589,694)	—	—	—	—	—	(589,694)
Cash repayments / receipts	(38,640)	(6,014)	(193)	—	—	(344)	(45,191)
Transfers into Level III	—	—	—	—	—	(655,942)	(655,942)
Transfers out of Level III	—	—	—	—	—	41,880	41,880
Consolidation of VIEs	—	—	—	—	599,935	—	599,935
June 30, 2020 balance	$894,613	$174,281	$21,891	$13,955	$64,175,387	$(2,129,529)	$63,150,598
Amount of unrealized gains (losses) attributable to assets still held at June 30, 2020:
Included in earnings	$20,349	$2,673	$(351)	$(2,569)	$2,417,647	$(8,686)	$2,429,063
Included in OCI	$—	$6,982	$—	$—	$—	$—	$6,982

				Domestic
	Loans at			Servicing		VIE
Three Months Ended June 30, 2019	Fair Value	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
April 1, 2019 balance	$841,687	$204,835	$38,335	$19,790	$56,974,864	$(2,046,559)	$56,032,952
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	21,891	—	1,016	(916)	126,589	3,492	152,072
Net accretion	—	2,535	—	—	—	—	2,535
Included in OCI	—	(79)	—	—	—	—	(79)
Purchases / Originations	911,938	—	—	—	—	—	911,938
Sales	(367,045)	—	(750)	—	—	—	(367,795)
Issuances	—	—	—	—	—	(25,045)	(25,045)
Cash repayments / receipts	(36,073)	(6,417)	(5,402)	—	—	(2,881)	(50,773)
Transfers into Level III	—	—	—	—	—	(594,399)	(594,399)
Transfers out of Level III	—	—	—	—	—	294,227	294,227
Consolidation of VIEs	—	—	—	—	824,070	(4,541)	819,529
Deconsolidation of VIEs	—	—	1,084	—	(257,917)	1,704	(255,129)
June 30, 2019 balance	$1,372,398	$200,874	$34,283	$18,874	$57,667,606	$(2,374,002)	$56,920,033
Amount of unrealized gains (losses) included in earnings attributable to assets still held at June 30, 2019	$5,547	$2,535	$410	$(916)	$126,589	$3,492	$137,657

				Domestic
	Loans at			Servicing		VIE
Six Months Ended June 30, 2020	Fair Value	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
January 1, 2020 balance	$1,436,194	$189,576	$25,008	$16,917	$62,187,175	$(2,537,392)	$61,317,478
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	18,316	—	5,387	(2,962)	(1,089,145)	137,596	(930,808)
Net accretion	—	5,334	—	—	—	—	5,334
Included in OCI	—	(8,066)	—	—	—	—	(8,066)
Purchases / Originations	887,580	—	—	—	—	—	887,580
Sales	(1,341,440)	—	(7,940)	—	—	—	(1,349,380)
Issuances	—	—	—	—	—	(24,376)	(24,376)
Cash repayments / receipts	(106,037)	(12,563)	(564)	—	—	(9,260)	(128,424)
Transfers into Level III	—	—	—	—	—	(757,207)	(757,207)
Transfers out of Level III	—	—	—	—	—	1,132,205	1,132,205
Consolidation of VIEs	—	—	—	—	3,077,357	(71,095)	3,006,262
June 30, 2020 balance	$894,613	$174,281	$21,891	$13,955	$64,175,387	$(2,129,529)	$63,150,598
Amount of unrealized gains (losses) attributable to assets still held at June 30, 2020:
Included in earnings	$1,589	$5,334	$(999)	$(2,962)	$(1,089,145)	$137,596	$(948,587)
Included in OCI	$—	$(8,066)	$—	$—	$—	$—	$(8,066)

				Domestic
	Loans at			Servicing		VIE
Six Months Ended June 30, 2019	Fair Value	RMBS	CMBS	Rights	VIE Assets	Liabilities	Total
January 1, 2019 balance	$671,282	$209,079	$25,228	$20,557	$53,446,364	$(1,441,446)	$52,931,064
Total realized and unrealized gains (losses):
Included in earnings:
Change in fair value / gain on sale	33,157	—	721	(1,683)	420,934	37,449	490,578
Net accretion	—	5,038	—	—	—	—	5,038
Included in OCI	—	(466)	—	—	—	—	(466)
Purchases / Originations	1,652,234	—	—	—	—	—	1,652,234
Sales	(928,747)	—	(3,978)	—	—	—	(932,725)
Issuances	—	—	—	—	—	(58,723)	(58,723)
Cash repayments / receipts	(55,528)	(12,777)	(5,590)	—	—	(3,270)	(77,165)
Transfers into Level III	—	—	5,350	—	—	(1,265,141)	(1,259,791)
Transfers out of Level III	—	—	—	—	—	430,819	430,819
Consolidation of VIEs	—	—	—	—	4,104,135	(107,850)	3,996,285
Deconsolidation of VIEs	—	—	12,552	—	(303,827)	34,160	(257,115)
June 30, 2019 balance	$1,372,398	$200,874	$34,283	$18,874	$57,667,606	$(2,374,002)	$56,920,033
Amount of total gains (losses) included in earnings attributable to assets still held at June 30, 2019	$5,145	$5,038	$(157)	$(1,683)	$420,934	$37,449	$466,726

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

The following table presents the fair values, all of which are classified in Level III of the fair value hierarchy, of our financial instruments not carried at fair value on the condensed consolidated balance sheets (amounts in thousands):

	June 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets not carried at fair value:
Loans held-for-investment and loans held-for-sale	$10,197,948	$10,096,859	$10,034,030	$10,086,372
HTM debt securities	544,423	512,493	570,638	568,727
Financial liabilities not carried at fair value:
Secured financing agreements and CLO	$9,765,627	$9,663,737	$9,834,108	$9,826,511
Unsecured senior notes	1,932,560	1,873,867	1,928,622	2,022,283

The following is quantitative information about significant unobservable inputs in our Level III measurements for those assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Carrying Value at	Valuation	Unobservable	Range (Weighted Average) as of (1)
	June 30, 2020	Technique	Input	June 30, 2020	December 31, 2019
Loans under fair value option	$894,613	Discounted cash flow	Yield (b)	2.9% - 8.9% (4.8%)	3.4% - 5.9%
			Duration (c)	1.5 - 11.2 years (5.1 years)	1.3 - 11.3 years
RMBS	174,281	Discounted cash flow	Constant prepayment rate (a)	3.2% - 16.4% (7.3%)	3.1% - 24.9%
			Constant default rate (b)	1.3% - 5.0% (2.6%)	0.5% - 5.0%
			Loss severity (b)	0% - 79% (27%) (e)	0% - 93% (e)
			Delinquency rate (c)	8% - 28% (18%)	5% - 29%
			Servicer advances (a)	24% - 85% (61%)	27% - 85%
			Annual coupon deterioration (b)	0% - 0.9% (0.1%)	0% - 1.6%
			Putback amount per projected total collateral loss (d)	0% - 25% (2.7%)	0% - 28%
CMBS	21,891	Discounted cash flow	Yield (b)	0% - 180.5% (5.5%)	0% - 122.9%
			Duration (c)	0 - 6.7 years (3.5 years)	0 - 9.7 years
Domestic servicing rights	13,955	Discounted cash flow	Debt yield (a)	7.75% (7.75%)	7.50%
			Discount rate (b)	15% (15%)	15%
VIE assets	64,175,387	Discounted cash flow	Yield (b)	0% - 866.4% (14.5%)	0% - 690.7%
			Duration (c)	0 - 18.1 years (4.1 years)	0 - 19.2 years
VIE liabilities	(2,129,529)	Discounted cash flow	Yield (b)	0% - 866.4% (14.6%)	0% - 690.7%
			Duration (c)	0 - 11.3 years (4.1 years)	0 - 12.7 years
(1)	The ranges and weighted averages of significant unobservable inputs are represented in percentages and years. Unobservable inputs were weighted by the relative carrying value of the instruments as of June 30, 2020.

Information about Uncertainty of Fair Value Measurements

(a)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly higher (lower) fair value measurement.
(b)	Significant increase (decrease) in the unobservable input in isolation would result in a significantly lower (higher) fair value measurement.
(c)	Significant increase (decrease) in the unobservable input in isolation would result in either a significantly lower or higher (higher or lower) fair value measurement depending on the structural features of the security in question.
(d)	Any delay in the putback recovery date leads to a decrease in fair value for the majority of securities in our RMBS portfolio.
(e)	17% and 34% of the portfolio falls within a range of 45% - 80% as of June 30, 2020 and December 31, 2019, respectively.

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

Our TRSs engage in various real estate related operations, including special servicing of commercial real estate, originating and securitizing commercial mortgage loans, and investing in entities which engage in real estate-related operations. As of June 30, 2020 and December 31, 2019, approximately $1.0 billion and $1.6 billion, respectively, of assets were owned by TRS entities. Our TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by us with respect to our interest in TRSs.

The following table is a reconciliation of our U.S. federal income tax (benefit) provision determined using our statutory federal tax rate to our reported income tax (benefit) provision for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
Federal statutory tax rate	$31,849	21.0%	$28,556	21.0%	$16,520	21.0%	$44,692	21.0%
REIT and other non-taxable loss	(26,923)	(17.8)%	(26,013)	(19.1)%	(17,009)	(21.6)%	(42,172)	(19.8)%
State income taxes	1,619	1.1%	666	0.5%	(160)	(0.2)%	660	0.3%
Federal benefit of state tax deduction	(340)	(0.2)%	(140)	(0.1)%	34	—%	(139)	(0.1)%
Net operating loss carryback rate differential	(3,717)	(2.5)%	—	—%	(3,717)	(4.7)%	—	—%
Intra-entity transfer	(3,781)	(2.5)%	—	—%	(3,781)	(4.8)%	—	—%
Other	(5)	—%	464	0.3%	86	0.1%	826	0.4%
Effective tax rate	$(1,298)	(0.9)%	$3,533	2.6%	$(8,027)	(10.2)%	$3,867	1.8%

The Company has used the discrete tax approach in calculating the tax benefit for the three and six months ended June 30, 2020 due to the fact that a relatively small change in the Company’s projected pre-tax net income could result in a volatile effective tax rate. Under the discrete method, the Company determines its tax benefit based upon actual results as if the interim period was an annual period.

In response to the COVID-19 pandemic, the U.S. and many other governments have enacted, or are contemplating enacting, measures to provide aid and economic stimulus.  These measures include deferring the due dates of tax payments and other changes to their income and non-income-based tax laws.  The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws, and to allow companies to carry back tax net operating losses (“NOLs”) generated in 2018 to 2020 to the five preceding tax years. The Company plans to carry back its NOL generated this year to a year in which the federal tax rate was 35%, resulting in a tax benefit from the NOL carryback for the three and six months ended June 30, 2020. We continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.

21. Commitments and Contingencies

As of June 30, 2020, our Commercial and Residential Lending Segment had future commercial loan funding commitments totaling $2.0 billion, of which we expect to fund $1.9 billion. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions.

During the three months ended June 30, 2020, we entered into a trade confirmation which would allow us to acquire $557.9 million unpaid principal balance of residential loans at a discount to the par amount of the loans. The closing date on all or a portion of these loans will be as mutually agreed between us and the seller.

As of June 30, 2020, our Infrastructure Lending Segment had future infrastructure loan funding commitments totaling $272.7 million, including $139.8 million under revolvers and letters of credit (“LCs”), and $132.9 million under delayed draw term loans. As of June 30, 2020, $24.9 million of revolvers and LCs were outstanding.

In connection with the Infrastructure Lending Segment acquisition, we assumed guarantees of certain borrowers’ performance under existing interest rate swaps.  As of June 30, 2020, we had six outstanding guarantees on interest rate swaps maturing between March 2022 and June 2025. Refer to Note 12 for further discussion.

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

As of June 30, 2020, no contingencies have been recorded on our consolidated balance sheet as a result of COVID-19. However, if the global pandemic continues and the economic implications worsen, it may have long-term impacts on our financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of COVID-19.

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

The table below presents our results of operations for the three months ended June 30, 2020 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$150,136	$19,126	$—	$1,841	$—	$171,103	$—	$171,103
Interest income from investment securities	17,345	683	—	24,924	—	42,952	(28,308)	14,644
Servicing fees	142	—	—	8,591	—	8,733	(2,075)	6,658
Rental income	690	—	63,566	8,454	—	72,710	—	72,710
Other revenues	54	100	58	280	—	492	(1)	491
Total revenues	168,367	19,909	63,624	44,090	—	295,990	(30,384)	265,606
Costs and expenses:
Management fees	339	—	—	220	22,554	23,113	2	23,115
Interest expense	41,871	9,678	15,942	6,177	27,825	101,493	—	101,493
General and administrative	8,615	4,337	1,281	14,993	3,368	32,594	83	32,677
Acquisition and investment pursuit costs	578	1,100	—	(88)	—	1,590	—	1,590
Costs of rental operations	988	—	24,703	3,941	—	29,632	—	29,632
Depreciation and amortization	430	89	19,153	3,749	—	23,421	—	23,421
Credit loss provision, net	11,294	(1,092)	—	—	—	10,202	—	10,202
Other expense	76	—	26	—	—	102	—	102
Total costs and expenses	64,191	14,112	61,105	28,992	53,747	222,147	85	222,232
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	51,261	51,261
Change in fair value of servicing rights	—	—	—	5,328	—	5,328	(7,897)	(2,569)
Change in fair value of investment securities, net	5,454	—	—	7,941	—	13,395	(12,568)	827
Change in fair value of mortgage loans, net	33,010	—	—	1,440	—	34,450	—	34,450
Earnings (loss) from unconsolidated entities	671	(1,118)	—	29,526	—	29,079	(303)	28,776
(Loss) gain on sale of investments and other assets, net	(961)	—	—	7,433	—	6,472	—	6,472
(Loss) gain on derivative financial instruments, net	(11,736)	(437)	(4,614)	(3,828)	4,517	(16,098)	—	(16,098)
Foreign currency gain (loss), net	6,942	310	(48)	(31)	—	7,173	—	7,173
Loss on extinguishment of debt	(22)	—	(2,185)	—	—	(2,207)	—	(2,207)
Other income, net	—	—	191	13	—	204	—	204
Total other income (loss)	33,358	(1,245)	(6,656)	47,822	4,517	77,796	30,493	108,289
Income (loss) before income taxes	137,534	4,552	(4,137)	62,920	(49,230)	151,639	24	151,663
Income tax (provision) benefit	(3,257)	(56)	—	4,611	—	1,298	—	1,298
Net income (loss)	134,277	4,496	(4,137)	67,531	(49,230)	152,937	24	152,961
Net income attributable to non-controlling interests	(4)	—	(5,111)	(8,166)	—	(13,281)	(24)	(13,305)
Net income (loss) attributable to Starwood Property Trust, Inc.	$134,273	$4,496	$(9,248)	$59,365	$(49,230)	$139,656	$—	$139,656

The table below presents our results of operations for the three months ended June 30, 2019 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$163,071	$25,291	$—	$3,104	$—	$191,466	$—	$191,466
Interest income from investment securities	24,367	868	—	31,163	—	56,398	(33,853)	22,545
Servicing fees	90	—	—	15,880	—	15,970	(6,962)	9,008
Rental income	—	—	72,326	14,971	—	87,297	—	87,297
Other revenues	252	7	88	515	6	868	(3)	865
Total revenues	187,780	26,166	72,414	65,633	6	351,999	(40,818)	311,181
Costs and expenses:
Management fees	353	—	—	18	22,107	22,478	45	22,523
Interest expense	58,564	16,258	19,132	8,515	27,821	130,290	(164)	130,126
General and administrative	6,754	4,830	1,706	20,177	4,019	37,486	92	37,578
Acquisition and investment pursuit costs	160	14	—	(100)	—	74	—	74
Costs of rental operations	741	—	23,125	6,789	—	30,655	—	30,655
Depreciation and amortization	285	—	23,076	5,191	—	28,552	—	28,552
Credit loss provision, net	2,096	422	—	—	—	2,518	—	2,518
Other expense	76	—	1,173	194	—	1,443	—	1,443
Total costs and expenses	69,029	21,524	68,212	40,784	53,947	253,496	(27)	253,469
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	55,158	55,158
Change in fair value of servicing rights	—	—	—	(1,159)	—	(1,159)	243	(916)
Change in fair value of investment securities, net	(948)	—	—	15,815	—	14,867	(14,200)	667
Change in fair value of mortgage loans, net	5,363	—	—	16,528	—	21,891	—	21,891
Earnings from unconsolidated entities	5,492	—	1,044	2,754	—	9,290	(473)	8,817
Gain on sale of investments and other assets, net	239	2,276	—	—	—	2,515	—	2,515
Gain (loss) on derivative financial instruments, net	5,592	(2,833)	(11,147)	(6,953)	15,309	(32)	—	(32)
Foreign currency (loss) gain, net	(6,927)	(83)	(8)	1	—	(7,017)	—	(7,017)
Loss on extinguishment of debt	—	(2,816)	—	—	—	(2,816)	—	(2,816)
Total other income (loss)	8,811	(3,456)	(10,111)	26,986	15,309	37,539	40,728	78,267
Income (loss) before income taxes	127,562	1,186	(5,909)	51,835	(38,632)	136,042	(63)	135,979
Income tax (provision) benefit	(1,832)	186	—	(1,887)	—	(3,533)	—	(3,533)
Net income (loss)	125,730	1,372	(5,909)	49,948	(38,632)	132,509	(63)	132,446
Net income attributable to non-controlling interests	(21)	—	(5,355)	(117)	—	(5,493)	63	(5,430)
Net income (loss) attributable to Starwood Property Trust, Inc.	$125,709	$1,372	$(11,264)	$49,831	$(38,632)	$127,016	$—	$127,016

The table below presents our results of operations for the six months ended June 30, 2020 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$342,517	$41,539	$—	$4,474	$—	$388,530	$—	$388,530
Interest income from investment securities	35,973	1,384	—	49,724	—	87,081	(57,197)	29,884
Servicing fees	314	—	—	15,033	—	15,347	(3,896)	11,451
Rental income	768	—	127,527	18,561	—	146,856	—	146,856
Other revenues	232	243	180	793	—	1,448	(3)	1,445
Total revenues	379,804	43,166	127,707	88,585	—	639,262	(61,096)	578,166
Costs and expenses:
Management fees	690	—	—	459	62,661	63,810	33	63,843
Interest expense	95,821	22,795	33,063	13,371	56,630	221,680	(162)	221,518
General and administrative	16,747	8,760	2,359	35,677	7,669	71,212	167	71,379
Acquisition and investment pursuit costs	1,438	1,117	12	(68)	—	2,499	—	2,499
Costs of rental operations	1,766	—	47,555	8,525	—	57,846	—	57,846
Depreciation and amortization	845	159	38,441	7,956	—	47,401	—	47,401
Credit loss provision, net	51,511	7,360	—	—	—	58,871	—	58,871
Other expense	153	—	337	—	—	490	—	490
Total costs and expenses	168,971	40,191	121,767	65,920	126,960	523,809	38	523,847
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	5,768	5,768
Change in fair value of servicing rights	—	—	—	5,646	—	5,646	(8,608)	(2,962)
Change in fair value of investment securities, net	(22,425)	—	—	(39,275)	—	(61,700)	65,031	3,331
Change in fair value of mortgage loans, net	(2,507)	—	—	20,823	—	18,316	—	18,316
Earnings (loss) from unconsolidated entities	722	(1,118)	—	30,146	—	29,750	(877)	28,873
(Loss) gain on sale of investments and other assets, net	(961)	296	—	7,433	—	6,768	—	6,768
Gain (loss) on derivative financial instruments, net	19,069	(1,438)	(34,837)	(22,934)	33,752	(6,388)	—	(6,388)
Foreign currency loss, net	(27,059)	(163)	(67)	(24)	—	(27,313)	—	(27,313)
Loss on extinguishment of debt	(22)	(170)	(2,185)	—	—	(2,377)	—	(2,377)
Other income, net	—	—	241	89	—	330	—	330
Total other (loss) income	(33,183)	(2,593)	(36,848)	1,904	33,752	(36,968)	61,314	24,346
Income (loss) before income taxes	177,650	382	(30,908)	24,569	(93,208)	78,485	180	78,665
Income tax benefit	1,165	89	—	6,773	—	8,027	—	8,027
Net income (loss)	178,815	471	(30,908)	31,342	(93,208)	86,512	180	86,692
Net income attributable to non-controlling interests	(7)	—	(10,222)	(3,396)	—	(13,625)	(180)	(13,805)
Net income (loss) attributable to Starwood Property Trust, Inc.	$178,808	$471	$(41,130)	$27,946	$(93,208)	$72,887	$—	$72,887

The table below presents our results of operations for the six months ended June 30, 2019 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Revenues:
Interest income from loans	$317,666	$52,206	$—	$5,010	$—	$374,882	$—	$374,882
Interest income from investment securities	44,275	1,753	—	55,456	—	101,484	(61,307)	40,177
Servicing fees	213	—	—	43,123	—	43,336	(9,895)	33,441
Rental income	—	—	142,847	28,283	—	171,130	—	171,130
Other revenues	456	693	166	711	26	2,052	(21)	2,031
Total revenues	362,610	54,652	143,013	132,583	26	692,884	(71,223)	621,661
Costs and expenses:
Management fees	764	—	—	36	45,095	45,895	94	45,989
Interest expense	120,168	34,835	38,122	16,261	55,736	265,122	(324)	264,798
General and administrative	13,522	9,309	3,224	39,028	7,245	72,328	180	72,508
Acquisition and investment pursuit costs	409	30	—	(23)	—	416	—	416
Costs of rental operations	760	—	46,062	13,484	—	60,306	—	60,306
Depreciation and amortization	356	—	46,972	10,478	—	57,806	—	57,806
Credit loss provision, net	2,085	1,196	—	—	—	3,281	—	3,281
Other expense	153	—	1,307	194	—	1,654	—	1,654
Total costs and expenses	138,217	45,370	135,687	79,458	108,076	506,808	(50)	506,758
Other income (loss):
Change in net assets related to consolidated VIEs	—	—	—	—	—	—	102,994	102,994
Change in fair value of servicing rights	—	—	—	(1,674)	—	(1,674)	(9)	(1,683)
Change in fair value of investment securities, net	(2,642)	—	—	33,955	—	31,313	(30,584)	729
Change in fair value of mortgage loans, net	6,749	—	—	26,408	—	33,157	—	33,157
Earnings (loss) from unconsolidated entities	6,069	—	(42,761)	3,348	—	(33,344)	(1,039)	(34,383)
Gain on sale of investments and other assets, net	2,994	3,066	—	940	—	7,000	—	7,000
(Loss) gain on derivative financial instruments, net	(3,705)	(3,228)	(9,857)	(10,385)	24,936	(2,239)	—	(2,239)
Foreign currency (loss) gain, net	(1,688)	217	1	—	—	(1,470)	—	(1,470)
(Loss) gain on extinguishment of debt	—	(6,120)	—	—	6	(6,114)	—	(6,114)
Other loss, net	—	—	—	—	(73)	(73)	—	(73)
Total other income (loss)	7,777	(6,065)	(52,617)	52,592	24,869	26,556	71,362	97,918
Income (loss) before income taxes	232,170	3,217	(45,291)	105,717	(83,181)	212,632	189	212,821
Income tax (provision) benefit	(1,584)	271	(258)	(2,296)	—	(3,867)	—	(3,867)
Net income (loss)	230,586	3,488	(45,549)	103,421	(83,181)	208,765	189	208,954
Net (income) loss attributable to non-controlling interests	(392)	—	(11,072)	98	—	(11,366)	(189)	(11,555)
Net income (loss) attributable to Starwood Property Trust, Inc.	$230,194	$3,488	$(56,621)	$103,519	$(83,181)	$197,399	$—	$197,399

The table below presents our condensed consolidated balance sheet as of June 30, 2020 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$13,959	$299	$30,237	$35,855	$266,333	$346,683	$1,051	$347,734
Restricted cash	114,656	34,160	7,537	20,044	—	176,397	—	176,397
Loans held-for-investment, net	8,960,410	1,459,239	—	1,153	—	10,420,802	—	10,420,802
Loans held-for-sale	432,786	44,876	—	194,097	—	671,759	—	671,759
Investment securities	1,120,624	40,312	—	1,094,613	—	2,255,549	(1,503,524)	752,025
Properties, net	27,283	—	1,998,759	198,281	—	2,224,323	—	2,224,323
Intangible assets	—	—	43,580	67,567	—	111,147	(34,854)	76,293
Investment in unconsolidated entities	49,853	24,744	—	47,114	—	121,711	(16,798)	104,913
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Derivative assets	47,875	—	348	586	42,096	90,905	—	90,905
Accrued interest receivable	55,877	3,163	—	520	13,589	73,149	(1,401)	71,748
Other assets	29,864	5,616	81,859	57,321	9,512	184,172	(25)	184,147
VIE assets, at fair value	—	—	—	—	—	—	64,175,387	64,175,387
Total Assets	$10,853,187	$1,731,818	$2,162,320	$1,857,588	$331,530	$16,936,443	$62,619,836	$79,556,279
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$27,941	$10,285	$45,277	$36,400	$91,765	$211,668	$54	$211,722
Related-party payable	—	—	—	5	20,936	20,941	—	20,941
Dividends payable	—	—	—	—	138,778	138,778	—	138,778
Derivative liabilities	2,260	1,620	—	—	—	3,880	—	3,880
Secured financing agreements, net	4,749,321	1,221,001	1,792,818	683,466	389,714	8,836,320	—	8,836,320
Collateralized loan obligations, net	929,307	—	—	—	—	929,307	—	929,307
Unsecured senior notes, net	—	—	—	—	1,932,560	1,932,560	—	1,932,560
VIE liabilities, at fair value	—	—	—	—	—	—	62,617,975	62,617,975
Total Liabilities	5,708,829	1,232,906	1,838,095	719,871	2,573,753	12,073,454	62,618,029	74,691,483
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	2,916	2,916	—	2,916
Additional paid-in capital	1,473,921	504,262	137,777	(228,654)	3,306,266	5,193,572	—	5,193,572
Treasury stock	—	—	—	—	(133,024)	(133,024)	—	(133,024)
Accumulated other comprehensive income (loss)	42,930	—	—	(64)	—	42,866	—	42,866
Retained earnings (accumulated deficit)	3,627,392	(5,350)	(40,699)	1,222,945	(5,418,381)	(614,093)	—	(614,093)
Total Starwood Property Trust, Inc. Stockholders’ Equity	5,144,243	498,912	97,078	994,227	(2,242,223)	4,492,237	—	4,492,237
Non-controlling interests in consolidated subsidiaries	115	—	227,147	143,490	—	370,752	1,807	372,559
Total Equity	5,144,358	498,912	324,225	1,137,717	(2,242,223)	4,862,989	1,807	4,864,796
Total Liabilities and Equity	$10,853,187	$1,731,818	$2,162,320	$1,857,588	$331,530	$16,936,443	$62,619,836	$79,556,279

The table below presents our condensed consolidated balance sheet as of December 31, 2019 by business segment (amounts in thousands):

	Commercial and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing			Securitization
	Segment	Segment	Segment	Segment	Corporate	Subtotal	VIEs	Total
Assets:
Cash and cash equivalents	$26,278	$2,209	$30,123	$61,693	$356,864	$477,167	$1,221	$478,388
Restricted cash	36,135	41,967	7,171	10,370	—	95,643	—	95,643
Loans held-for-investment, net	9,187,332	1,397,448	—	1,294	—	10,586,074	—	10,586,074
Loans held-for-sale	605,384	119,528	—	159,238	—	884,150	—	884,150
Investment securities	992,974	45,153	—	1,177,148	—	2,215,275	(1,405,037)	810,238
Properties, net	26,834	—	2,029,024	210,582	—	2,266,440	—	2,266,440
Intangible assets	—	—	47,303	64,644	—	111,947	(26,247)	85,700
Investment in unconsolidated entities	46,921	25,862	—	32,183	—	104,966	(20,637)	84,329
Goodwill	—	119,409	—	140,437	—	259,846	—	259,846
Derivative assets	14,718	7	3	7	14,208	28,943	—	28,943
Accrued interest receivable	45,996	3,134	133	2,388	13,242	64,893	(806)	64,087
Other assets	59,170	6,101	82,910	54,238	8,911	211,330	(7)	211,323
VIE assets, at fair value	—	—	—	—	—	—	62,187,175	62,187,175
Total Assets	$11,041,742	$1,760,818	$2,196,667	$1,914,222	$393,225	$17,306,674	$60,735,662	$78,042,336
Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$30,594	$6,443	$48,370	$73,021	$53,494	$211,922	$84	$212,006
Related-party payable	—	—	—	5	40,920	40,925	—	40,925
Dividends payable	—	—	—	—	137,427	137,427	—	137,427
Derivative liabilities	7,698	750	—	292	—	8,740	—	8,740
Secured financing agreements, net	5,038,876	1,217,066	1,698,334	574,507	391,215	8,919,998	(13,950)	8,906,048
Collateralized loan obligations, net	928,060	—	—	—	—	928,060	—	928,060
Unsecured senior notes, net	—	—	—	—	1,928,622	1,928,622	—	1,928,622
VIE liabilities, at fair value	—	—	—	—	—	—	60,743,494	60,743,494
Total Liabilities	6,005,228	1,224,259	1,746,704	647,825	2,551,678	12,175,694	60,729,628	72,905,322
Equity:
Starwood Property Trust, Inc. Stockholders’ Equity:
Common stock	—	—	—	—	2,874	2,874	—	2,874
Additional paid-in capital	1,522,360	529,668	208,650	(123,210)	2,995,064	5,132,532	—	5,132,532
Treasury stock	—	—	—	—	(104,194)	(104,194)	—	(104,194)
Accumulated other comprehensive income (loss)	50,996	—	—	(64)	—	50,932	—	50,932
Retained earnings (accumulated deficit)	3,463,158	6,891	5,431	1,194,998	(5,052,197)	(381,719)	—	(381,719)
Total Starwood Property Trust, Inc. Stockholders’ Equity	5,036,514	536,559	214,081	1,071,724	(2,158,453)	4,700,425	—	4,700,425
Non-controlling interests in consolidated subsidiaries	—	—	235,882	194,673	—	430,555	6,034	436,589
Total Equity	5,036,514	536,559	449,963	1,266,397	(2,158,453)	5,130,980	6,034	5,137,014
Total Liabilities and Equity	$11,041,742	$1,760,818	$2,196,667	$1,914,222	$393,225	$17,306,674	$60,735,662	$78,042,336

23. Subsequent Events

Our significant events subsequent to June 30, 2020 were as follows:

Commercial Mortgage Loan Securitization

In July 2020, we securitized commercial mortgage loans held-for-sale with a principal balance of $151.3 million.

Secured Financing Agreements

In July 2020, we amended the Infrastructure Loans repurchase facility with a maximum facility size of $500.0 million to extend the current maturity from February 2021 to February 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the information included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (our “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements. See “Special Note Regarding Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q. See also “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for a detailed discussion of the potential impacts on our business, financial condition, results of operations, liquidity, the market price of our common stock and our ability to make distributions to our stockholders from the COVID-19 pandemic.

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

We have four reportable business segments as of June 30, 2020 and we refer to the investments within these segments as our target assets:

●	Real estate commercial and residential lending (the “Commercial and Residential Lending Segment”)—engages primarily in originating, acquiring, financing and managing commercial first mortgages, non-agency residential mortgages (“residential loans”), subordinated mortgages, mezzanine loans, preferred equity, commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”) and other real estate and real estate-related debt investments in both the U.S. and Europe (including distressed or non-performing loans). Our residential mortgage loans are secured by a first mortgage lien on residential property and consist of non-agency residential mortgage loans that are not guaranteed by any U.S. Government agency or federally chartered corporation.

●	Infrastructure lending (the “Infrastructure Lending Segment”)—engages primarily in originating, acquiring, financing and managing infrastructure debt investments.

●	Real estate property (the “Property Segment”)—engages primarily in acquiring and managing equity interests in stabilized commercial real estate properties, including multifamily properties and commercial properties subject to net leases, that are held for investment.

●	Real estate investing and servicing (the “Investing and Servicing Segment”)—includes (i) a servicing business in the U.S. that manages and works out problem assets, (ii) an investment business that selectively acquires and manages unrated, investment grade and non-investment grade rated CMBS, including subordinated interests of securitization and resecuritization transactions, (iii) a mortgage loan business which originates conduit loans for the primary purpose of selling these loans into securitization transactions and (iv) an investment business that selectively acquires commercial real estate assets, including properties acquired from CMBS trusts.

Our segments exclude the consolidation of securitization variable interest entities (“VIEs”).

Refer to Note 1 of our condensed consolidated financial statements included herein (the “Condensed Consolidated Financial Statements”) for further discussion of our business and organization.

COVID-19 Pandemic

During the first quarter of 2020, there was a global outbreak of a novel coronavirus, or COVID-19, which has spread to over 200 countries and territories, including the United States, has spread to every state in the United States, and is continuing to spread. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and since then, numerous countries, including the U.S., have declared national emergencies with respect to COVID-19 and have instituted “stay-at-home” guidelines or orders to help prevent its spread. Such actions are creating disruptions in global supply chains, increasing rates of unemployment and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown.

The outbreak of COVID-19 and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas, present uncertainty and risk with respect to our financial condition, results of operations, liquidity, and ability to pay distributions. We expect that these impacts are likely to continue to some extent as the outbreak persists and potentially even longer. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. The full extent of the impact and effects of COVID-19 will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown.

Further discussion of the potential impacts on our business, financial condition, results of operations, liquidity, the market price of our common stock and our ability to make distributions to our stockholders from the COVID-19 pandemic is provided in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Asset Performance and Collections

We maintain an in-house team of asset management professionals who oversee our commercial loans and are in regular communication with these borrowers. We have utilized these relationships to address the potential impacts of the COVID-19 pandemic to the assets which secure our loans, particularly hospitality assets. Some of our borrowers have indicated that due to the impact of the COVID-19 pandemic, they will be unable to timely execute their business plans, have had to temporarily close their businesses, or have experienced other negative business consequences which have led to cash flow pressures at the underlying properties. In some cases, these borrowers have requested temporary interest deferral or forbearance, or other modifications of their loans.

During the three months ended June 30, 2020, we closed nine payment related loan modifications, representing an aggregate principal balance of $887.0 million and $4.4 million of interest deferrals in the quarter. Subsequent to quarter end, we closed an additional two payment related loan modifications, representing an aggregate principal balance of $180.5 million.  These loan modifications principally included temporary deferrals of interest and the repurposing of reserves, many of which were coupled with additional equity commitments from sponsors. We are generally encouraged by our borrowers’ initial response to the COVID-19 pandemic’s impacts on their properties. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

Within residential lending, we continue to monitor the impact of forbearance arrangements granted by our master servicer. For loans which have been securitized, the servicer has advanced 100% of all unpaid principal and interest.

In our property segment, we collected 97% of rents due in the three months ended June 30, 2020 and granted no lease modifications. Collections were particularly strong in our Woodstar I and Woodstar II affordable housing portfolios, where 98% of rent due was collected. Given current demographic trends, which tend to favor flexible rental arrangements, we continue to see sustained demand in multifamily and decreased turnover.

In our infrastructure segment, we collected 100% of interest due in the three months ended June 30, 2020. Our borrowers did not request, nor did we grant, any payment related loan modifications during the three months ended June 30, 2020.

Developments During the Second Quarter of 2020

Commercial and Residential Lending Segment

●	Received gross proceeds of $224.5 million and $172.1 million ($37.7 million and $172.1 million, net of debt repayments) from sales of senior interests in first mortgage loans and whole loan interests, respectively.

●	Originated or acquired $197.7 million of commercial loans during the quarter, including the following:

o	$119.5 million first mortgage loan to refinance a 54-story oceanfront residential building located in Florida, of which the Company funded $97.4 million.

o	$58.2 million of a Euro (“EUR”) and pound sterling (“GBP”) denominated first mortgage loan for the acquisition of 31 industrial and logistics properties located in the United Kingdom, Germany, Poland and Hungary, which the Company fully funded.

●	Funded $219.9 million of previously originated commercial loan and preferred equity commitments.

●	Received gross proceeds of $169.2 million ($70.9 million, net of debt repayments) from maturities and principal repayments on our commercial loans and single-borrower CMBS.

●	Acquired $134.7 million of residential mortgage loans.

●	Received proceeds of $589.7 million, including retained RMBS of $185.4 million, from the securitization of $583.5 million of residential mortgage loans.

Infrastructure Lending Segment

●	Received proceeds of $35.8 million from maturities and principal repayments on our infrastructure loans and bonds.

●	Funded $50.5 million of pre-existing infrastructure loan commitments.

Property Segment

●	Refinanced our Woodstar I Portfolio by entering into mortgage loans with total borrowings of $217.1 million. The loans carry ten-year terms and weighted average annual interest rates of LIBOR + 2.71%. A portion of the net proceeds from the mortgage loans was used to repay $117.0 million of outstanding government sponsored mortgage loans.

Investing and Servicing Segment

●	Sold a portion of our equity interest in a servicing and advisory business for $10.3 million in cash, resulting in a gain of $10.3 million. The transaction also resulted in an increase to our remaining investment to reflect its implied fair value based on the sales price, resulting in an additional gain of $17.6 million.

●	Obtained four new special servicing assignments for CMBS trusts with a total unpaid principal balance of $3.6 billion.

●	Sold commercial real estate for gross proceeds of $24.1 million and recognized a net gain of $7.4 million.

Developments During the First Quarter of 2020

Commercial and Residential Lending Segment

●	Originated or acquired $853.4 million of commercial loans during the quarter, including the following:

o	$220.0 million first mortgage and mezzanine loan on a 41-property extended stay portfolio located across the U.S, of which the Company funded $205.0 million.

o	$197.2 million first mortgage loan to refinance the existing leasehold debt and provide acquisition financing for the fee interest in an 878,843 square-foot, six building office park located in California, of which the Company funded $193.2 million.

o	$150.0 million first mortgage and mezzanine loan to refinance 13 newly constructed self-storage facilities located across the U.S., of which the Company funded $128.5 million.

●	Funded $349.6 million of previously originated commercial loan commitments.

●	Received gross proceeds of $703.0 million ($390.0 million, net of debt repayments) from maturities and principal repayments on our commercial loans, single-borrower CMBS and preferred equity interests.

●	Acquired $386.1 million of residential mortgage loans.

●	Received proceeds of $398.7 million, including retained RMBS of $29.3 million, from the securitization of $381.3 million of residential mortgage loans.

Infrastructure Lending Segment

●	Received proceeds of $38.4 million from sales of infrastructure loans and $39.7 million from maturities and principal repayments on our infrastructure loans and bonds.

●	Acquired $15.2 million of infrastructure loans and funded $48.5 million of pre-existing infrastructure loan commitments.

Investing and Servicing Segment

●	Originated commercial conduit loans of $360.8 million. Separately, received proceeds of $352.4 million from sales of previously originated commercial conduit loans.

●	Obtained five new special servicing assignments for CMBS trusts with a total unpaid principal balance of $4.2 billion.

●	Acquired CMBS for a purchase price of $7.7 million and sold CMBS for total gross proceeds of $32.3 million, of which $10.9 million related to non-controlling interests.

Corporate Financing

●	Repurchased 1,925,421 shares of common stock with a weighted average repurchase price of $14.95 per share for a total cost of $28.8 million.

Subsequent Events

Refer to Note 23 to the Condensed Consolidated Financial Statements for disclosure regarding significant transactions that occurred subsequent to June 30, 2020.

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

The following table compares our summarized results of operations for the three and six months ended June 30, 2020 and 2019 by business segment (amounts in thousands):

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2020	2019	$ Change	2020	2019	$ Change
Revenues:
Commercial and Residential Lending Segment	$168,367	$187,780	$(19,413)	$379,804	$362,610	$17,194
Infrastructure Lending Segment	19,909	26,166	(6,257)	43,166	54,652	(11,486)
Property Segment	63,624	72,414	(8,790)	127,707	143,013	(15,306)
Investing and Servicing Segment	44,090	65,633	(21,543)	88,585	132,583	(43,998)
Corporate	—	6	(6)	—	26	(26)
Securitization VIE eliminations	(30,384)	(40,818)	10,434	(61,096)	(71,223)	10,127
	265,606	311,181	(45,575)	578,166	621,661	(43,495)
Costs and expenses:
Commercial and Residential Lending Segment	64,191	69,029	(4,838)	168,971	138,217	30,754
Infrastructure Lending Segment	14,112	21,524	(7,412)	40,191	45,370	(5,179)
Property Segment	61,105	68,212	(7,107)	121,767	135,687	(13,920)
Investing and Servicing Segment	28,992	40,784	(11,792)	65,920	79,458	(13,538)
Corporate	53,747	53,947	(200)	126,960	108,076	18,884
Securitization VIE eliminations	85	(27)	112	38	(50)	88
	222,232	253,469	(31,237)	523,847	506,758	17,089
Other income (loss):
Commercial and Residential Lending Segment	33,358	8,811	24,547	(33,183)	7,777	(40,960)
Infrastructure Lending Segment	(1,245)	(3,456)	2,211	(2,593)	(6,065)	3,472
Property Segment	(6,656)	(10,111)	3,455	(36,848)	(52,617)	15,769
Investing and Servicing Segment	47,822	26,986	20,836	1,904	52,592	(50,688)
Corporate	4,517	15,309	(10,792)	33,752	24,869	8,883
Securitization VIE eliminations	30,493	40,728	(10,235)	61,314	71,362	(10,048)
	108,289	78,267	30,022	24,346	97,918	(73,572)
Income (loss) before income taxes:
Commercial and Residential Lending Segment	137,534	127,562	9,972	177,650	232,170	(54,520)
Infrastructure Lending Segment	4,552	1,186	3,366	382	3,217	(2,835)
Property Segment	(4,137)	(5,909)	1,772	(30,908)	(45,291)	14,383
Investing and Servicing Segment	62,920	51,835	11,085	24,569	105,717	(81,148)
Corporate	(49,230)	(38,632)	(10,598)	(93,208)	(83,181)	(10,027)
Securitization VIE eliminations	24	(63)	87	180	189	(9)
	151,663	135,979	15,684	78,665	212,821	(134,156)
Income tax benefit (provision)	1,298	(3,533)	4,831	8,027	(3,867)	11,894
Net income attributable to non-controlling interests	(13,305)	(5,430)	(7,875)	(13,805)	(11,555)	(2,250)

Net income attributable to Starwood Property Trust, Inc.	$139,656	$127,016	$12,640	$72,887	$197,399	$(124,512)

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Commercial and Residential Lending Segment

Revenues

For the three months ended June 30, 2020, revenues of our Commercial and Residential Lending Segment decreased $19.4 million to $168.4 million, compared to $187.8 million for the three months ended June 30, 2019. This decrease was primarily due to decreases in interest income from loans of $12.9 million and investment securities of $7.0 million. The decrease in interest income from loans was principally due to (i) lower prepayment related income and (ii) lower average LIBOR rates (partially mitigated by the LIBOR floors on most of our commercial loans), both partially offset by (iii) higher average balances of both commercial and residential loans. The decrease in interest income from investment securities was primarily due to lower prepayment related income and lower average LIBOR rates.

Costs and Expenses

For the three months ended June 30, 2020, costs and expenses of our Commercial and Residential Lending Segment decreased $4.8 million to $64.2 million, compared to $69.0 million for the three months ended June 30, 2019. This decrease was primarily due to a $16.7 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio, partially offset by a $9.2 million increase in credit loss provision and a $1.9 million increase in general and administrative expenses. The decrease in interest expense was primarily due to lower average LIBOR rates partially offset by higher average borrowings outstanding. The increase in the credit loss provision was due to the recognition of current expected credit losses (“CECL”) during the quarter ended June 30, 2020 in accordance with the new credit loss accounting standard effective January 1, 2020 (see Notes 2 and 4 to the Condensed Consolidated Financial Statements). The CECL provision in the 2020 second quarter increased as a result of continued poor macroeconomic conditions due to the economic disruption caused by the COVID-19 pandemic and adjusted expected repayment timing on our commercial loans.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	June 30,
	2020	2019	Change
Interest income from loans	$150,136	$163,071	$(12,935)
Interest income from investment securities	17,345	24,367	(7,022)
Interest expense	(41,871)	(58,564)	16,693
Net interest income	$125,610	$128,874	$(3,264)

For the three months ended June 30, 2020, net interest income of our Commercial and Residential Lending Segment decreased $3.3 million to $125.6 million, compared to $128.9 million for the three months ended June 30, 2019. This decrease reflects the decrease in interest income partially offset by the decrease in interest expense on our secured financing facilities, both as discussed in the sections above.

During the three months ended June 30, 2020 and 2019, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities were as follows:

	For the Three Months Ended
	June 30,
	2020	2019
Commercial	6.1%	7.5%
Residential	6.5%	6.7%
Overall	6.1%	7.4%

The overall weighted average unlevered yield was lower due to the lower levels of prepayment related income and decreases in LIBOR.

During the three months ended June 30, 2020 and 2019, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 2.7% and 4.5%, respectively. The decrease in borrowing rates primarily reflects decreases in LIBOR.

Other Income

For the three months ended June 30, 2020, other income of our Commercial and Residential Lending Segment increased $24.5 million to $33.3 million compared to $8.8 million for the three months ended June 30, 2019. This increase was primarily due to (i) a $27.6 million favorable change in fair value of residential mortgage loans, (ii) a $13.9 million favorable change in foreign currency gain (loss) and (iii) a $6.4 million favorable change in fair value of investment securities, all partially offset by (iv) a $17.3 million unfavorable change in gain (loss) on derivatives and (v) a $4.8 million decrease in earnings from unconsolidated entities. Favorable changes in fair value of residential mortgage loans and investment securities reflect partial recoveries of unfavorable changes in the first quarter of 2020 that were attributable to widening credit spreads resulting from market disruption and dislocation caused by the impacts of COVID-19. Those credit spreads began to tighten in the second quarter of 2020. The unfavorable change in gain (loss) on derivatives reflects a $20.5 million unfavorable change in foreign currency hedges, partially offset by a $3.2 million favorable change in interest rate swaps. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The unfavorable change in the foreign currency hedges and the favorable change in foreign currency gain (loss) reflect the overall weakening of the U.S. dollar against the Australian Dollar (“AUD”) and EUR in the second quarter of 2020 compared to a strengthening of the U.S. dollar against the GBP in the second quarter of 2019. The interest rate swaps are used primarily to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments.

Infrastructure Lending Segment

Revenues

For the three months ended June 30, 2020, revenues of our Infrastructure Lending Segment decreased $6.3 million to $19.9 million, compared to $26.2 million for the three months ended June 30, 2019. This decrease was primarily due to decreases in interest income from loans of $6.2 million and investment securities of $0.2 million. The decrease in interest income from loans was primarily due to lower average LIBOR rates.

Costs and Expenses

For the three months ended June 30, 2020, costs and expenses of our Infrastructure Lending Segment decreased $7.4 million to $14.1 million, compared to $21.5 million for the three months ended June 30, 2019. The decrease was primarily due to a $6.6 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio and a $1.5 million decrease in credit loss provision. The decrease in interest expense was primarily due to lower average LIBOR rates. The decrease in the credit loss provision was primarily due to the reversal of a portion of the CECL allowance during the quarter ended June 30, 2020 reflecting adjusted expected repayment timing on our infrastructure loans as well as some loan paydowns.

Net Interest Income (amounts in thousands)

	For the Three Months Ended
	June 30,
	2020	2019	Change
Interest income from loans	$19,126	$25,291	$(6,165)
Interest income from investment securities	683	868	(185)
Interest expense	(9,678)	(16,258)	6,580
Net interest income	$10,131	$9,901	$230

For the three months ended June 30, 2020, net interest income of our Infrastructure Lending Segment increased $0.2 million to $10.1 million, compared to $9.9 million for the three months ended June 30, 2019. The increase reflects the decrease in interest expense on the secured financing facilities, partially offset by the decrease in interest income, both as discussed in the sections above.

  During the three months ended June 30, 2020 and 2019, the weighted average unlevered yields on the Infrastructure Lending Segment’s investments were as follows:

	For the Three Months Ended
	June 30,
	2020	2019
Loans and investment securities held-for-investment	5.1%	6.3%
Loans held-for-sale	3.2%	4.7%

During the three months ended June 30, 2020 and 2019, the Infrastructure Lending Segment’s weighted average secured borrowing rate, inclusive of the amortization of deferred financing fees, was 3.3% and 4.8%, respectively.

Other Loss

For the three months ended June 30, 2020 and 2019, other loss of our Infrastructure Lending Segment decreased $2.2 million to $1.2 million, compared to $3.4 million for the three months ended June 30, 2019. The decrease in other loss primarily reflects the non-recurrence of a $2.8 million loss on extinguishment of debt in the second quarter of 2019 resulting from the write-off of deferred financing fees relating to partial debt prepayments from proceeds of loan repayments and sales.

Property Segment

Change in Results by Portfolio (amounts in thousands)

	$ Change from prior period
		Costs and	Gain (loss) on derivative		Income (loss) before
	Revenues	expenses	financial instruments	Other income (loss)	income taxes
Master Lease Portfolio	$3	$74	$—	$—	$(71)
Medical Office Portfolio	(1,312)	(1,792)	5,834	—	6,314
Woodstar I Portfolio	751	2,413	(57)	(1,702)	(3,421)
Woodstar II Portfolio	628	(39)	—	—	667
Ireland Portfolio	(8,874)	(7,510)	756	9	(599)
Investment in unconsolidated entities	—	—	—	(1,044)	(1,044)
Other/Corporate	14	(253)	—	(341)	(74)
Total	$(8,790)	$(7,107)	$6,533	$(3,078)	$1,772

See Note 6 to the Condensed Consolidated Financial Statements for a description of the above-referenced Property Segment portfolios. The Ireland Portfolio, which was comprised of 11 office properties and one multifamily property all located in Dublin, Ireland, was sold in December 2019.

Revenues

For the three months ended June 30, 2020, revenues of our Property Segment decreased $8.8 million to $63.6 million, compared to $72.4 million for the three months ended June 30, 2019. The decrease in revenues was primarily due to the sale of the Ireland Portfolio in December 2019.

Costs and Expenses

For the three months ended June 30, 2020, costs and expenses of our Property Segment decreased $7.1 million to $61.1 million, compared to $68.2 million for the three months ended June 30, 2019. The decrease in costs and expenses primarily reflects the sale of the Ireland Portfolio in December 2019.

Other Loss

For the three months ended June 30, 2020, other loss of our Property Segment decreased $3.4 million to $6.7 million, compared to $10.1 million for the three months ended June 30, 2019. The decrease in other loss was primarily due to (i) a $6.5 million decreased loss on derivatives, $5.8 million of which was attributable to interest rate swaps which primarily hedge the variable interest rate risk on borrowings secured by our Medical Office Portfolio, partially offset by (ii) a $2.2 million loss on extinguishment of debt in the second quarter of 2020 in connection with the refinancing of our Woodstar I Portfolio and (iii) $1.0 million of earnings in the second quarter of 2019 that did not recur in the 2020 second quarter from our equity investee that owns four regional shopping malls (the “Retail Fund”), which is an investment company that measures its assets at fair value. Our investment in the Retail Fund was written off as of December 31, 2019 due to continued declines in the estimated fair values of its properties.

Investing and Servicing Segment

Revenues

For the three months ended June 30, 2020, revenues of our Investing and Servicing Segment decreased $21.5 million to $44.1 million, compared to $65.6 million for the three months ended June 30, 2019. The decrease in revenues in the second quarter of 2020 was primarily due to decreases of $7.5 million in interest income from conduit loans and CMBS, $7.3 million in servicing fees and $6.5 million in rental income from our REIS Equity Portfolio (see Note 6 to the Condensed Consolidated Financial Statements) due to fewer properties held and an owned hotel which was closed during the quarter due to COVID-19. The decrease in interest income primarily reflects a $6.8 million decrease in interest recoveries on CMBS.

Costs and Expenses

For the three months ended June 30, 2020, costs and expenses of our Investing and Servicing Segment decreased $11.8 million to $29.0 million, compared to $40.8 million for the three months ended June 30, 2019. The decrease in costs and expenses was primarily due to decreases of $5.2 million in general and administrative expenses reflecting lower incentive compensation, $4.3 million in costs of rental operations, depreciation and amortization due to fewer properties held and $2.3 million in interest expense on borrowings related to properties held and conduit loans.

Other Income

For the three months ended June 30, 2020, other income of our Investing and Servicing Segment increased $20.8 million to $47.8 million, compared to $27.0 million for the three months ended June 30, 2019. The increase in other income was primarily due to (i) realized and unrealized gains totaling $27.9 million resulting from the sale in April 2020 of a portion of our unconsolidated equity interest in a servicing and advisory business, as further described in Note 7 to the Condensed Consolidated Financial Statements, (ii) a $7.4 million gain on sale of an operating property in the second quarter of 2020, (iii) a $6.5 million favorable change in fair value of servicing rights and (iv) a $3.1 million decreased loss on derivatives which primarily hedge our interest rate risk on conduit loans, all partially offset by (v) a $15.1 million lesser increase in fair value of conduit loans and (vi) a $7.9 million lesser increase in fair value of CMBS investments.

Corporate and Other Items

Corporate Costs and Expenses

For the three months ended June 30, 2020, corporate expenses decreased $0.2 million to $53.7 million, compared to $53.9 million for the three months ended June 30, 2019.

Corporate Other Income

For the three months ended June 30, 2020, corporate other income decreased $10.8 million to $4.5 million, compared to $15.3 million for the three months ended June 30, 2019. The decrease in corporate other income was primarily due to decreased gains on interest rate swaps which hedge a portion of our unsecured senior notes used to repay variable-rate secured financing.

Securitization VIE Eliminations

Securitization VIE eliminations primarily reclassify interest income and servicing fee revenues to other income (loss) for the CMBS and RMBS VIEs that we consolidate as primary beneficiary. Such eliminations have no overall effect on net income (loss) attributable to Starwood Property Trust. The reclassified revenues, along with applicable changes in fair value of investment securities and servicing rights, comprise the other income (loss) caption “Change in net assets related to consolidated VIEs,” which represents our beneficial interest in those consolidated VIEs. The magnitude of the securitization VIE eliminations is merely a function of the number of CMBS and RMBS trusts consolidated in any given period, and as such, is not a meaningful indicator of operating results. The eliminations primarily relate to CMBS trusts for which the Investing and Servicing Segment is deemed the primary beneficiary and, to a much lesser extent, some CMBS and RMBS trusts for which the Commercial and Residential Lending Segment is deemed the primary beneficiary.

Income Tax Benefit (Provision)

Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan conduit businesses and certain other real estate related investing activities which are housed in taxable REIT subsidiaries (“TRSs”). For the three months ended June 30, 2020, our income taxes decreased from a provision of $3.5 million to a benefit of $1.3 million due to tax losses of our TRSs in the second quarter of 2020.

Net Income Attributable to Non-controlling Interests

During the three months ended June 30, 2020, net income attributable to non-controlling interests increased $7.9 million to $13.3 million, compared to $5.4 million during the three months ended June 30, 2019. The increase was primarily due to non-controlling interests in earnings of a consolidated CMBS joint venture in which we hold a 51% interest.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Commercial and Residential Lending Segment

Revenues

For the six months ended June 30, 2020, revenues of our Commercial and Residential Lending Segment increased $17.2 million to $379.8 million, compared to $362.6 million for the six months ended June 30, 2019. This increase was primarily due to an increase in interest income from loans of $24.9 million, partially offset by a decrease in interest income from investment securities of $8.3 million. The increase in interest income from loans was principally due to (i) higher prepayment related income and (ii) higher average balances of both commercial and residential loans, partially offset by (iii) lower average LIBOR rates (partially mitigated by the LIBOR floors on most of our commercial loans). The decrease in interest income from investment securities was primarily due to lower prepayment related income and lower average LIBOR rates.

Costs and Expenses

For the six months ended June 30, 2020, costs and expenses of our Commercial and Residential Lending Segment increased $30.8 million to $169.0 million, compared to $138.2 million for the six months ended June 30, 2019. This increase was primarily due to a $49.4 million increase in credit loss provision and a $3.2 million increase in general and administrative expenses, partially offset by a $24.3 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio. The increase in the credit loss provision was due to the recognition of current expected credit losses (“CECL”) during the six months ended June 30, 2020 in accordance with the new credit loss accounting standard effective January 1, 2020 (see Notes 2 and 4 to the Condensed Consolidated Financial Statements). The CECL provision in the first half of 2020 was magnified by the significant deterioration in macroeconomic forecasts between the January 1 CECL effective date and the June 30 period end due to the economic disruption caused by the COVID-19 pandemic. The decrease in interest expense was primarily due to lower average LIBOR rates partially offset by higher average borrowings outstanding.

Net Interest Income (amounts in thousands)

	For the Six Months Ended
	June 30,
	2020	2019	Change
Interest income from loans	$342,517	$317,666	$24,851
Interest income from investment securities	35,973	44,275	(8,302)
Interest expense	(95,821)	(120,168)	24,347
Net interest income	$282,669	$241,773	$40,896

For the six months ended June 30, 2020, net interest income of our Commercial and Residential Lending Segment increased $40.9 million to $282.7 million, compared to $241.8 million for the six months ended June 30, 2019. This increase reflects the net increase in interest income and the decrease in interest expense, both as discussed in the sections above.

During the six months ended June 30, 2020 and 2019, the weighted average unlevered yields on the Commercial and Residential Lending Segment’s loans and investment securities were as follows:

	For the Six Months Ended
	June 30,
	2020	2019
Commercial	6.6%	7.6%
Residential	6.6%	6.8%
Overall	6.6%	7.5%

The overall weighted average unlevered yield was lower as higher levels of prepayment related income were more than offset by decreases in LIBOR.

During the six months ended June 30, 2020 and 2019, the Commercial and Residential Lending Segment’s weighted average secured borrowing rates, inclusive of interest rate hedging costs and the amortization of deferred financing fees, were 3.1% and 4.6%, respectively. The decrease in borrowing rates primarily reflects decreases in LIBOR.

Other Income (Loss)

For the six months ended June 30, 2020, other income (loss) of our Commercial and Residential Lending Segment decreased $41.0 million to a loss of $33.2 million compared to income of $7.8 million for the six months ended June 30, 2019. This decrease was primarily due to (i) a $25.4 million increase in foreign currency loss, (ii) a $19.8 million unfavorable change in fair value of investment securities, (iii) a $9.3 million unfavorable change in fair value of residential mortgage loans, (iv) a $5.3 million decrease in earnings from unconsolidated entities and (v) a $4.0 million unfavorable change in gains (losses) on sales of loans and securities, all partially offset by (vi) a $22.8 million favorable change in gain (loss) on derivatives. Changes in fair value are attributable to widening credit spreads resulting from market disruption and dislocation caused by the impacts of COVID-19. The favorable change in gain (loss) on derivatives reflects a $41.2 million increased gain on foreign currency hedges, partially offset by an $18.4 million unfavorable change in interest rate swaps. The foreign currency hedges are used to fix the U.S. dollar amounts of cash flows (both interest and principal payments) we expect to receive from our foreign currency denominated loans and investments. The increased gain on foreign currency hedges and the increased foreign currency loss reflect the overall strengthening of the U.S. dollar against the GBP and EUR in the first half of 2020 versus a lesser strengthening of the U.S. dollar against those currencies in the first half of 2019. The interest rate swaps are used primarily to fix our interest rate payments on certain variable rate borrowings which fund fixed rate investments.

Infrastructure Lending Segment

Revenues

For the six months ended June 30, 2020, revenues of our Infrastructure Lending Segment decreased $11.5 million to $43.2 million, compared to $54.7 million for the six months ended June 30, 2019. This decrease was primarily due to decreases in interest income from loans of $10.7 million and investment securities of $0.4 million. The decrease in interest income from loans was primarily due to lower average loan balances outstanding as a result of sales and repayments and a decrease in average LIBOR rates partially offset by an increase in average spreads on our infrastructure loans.

Costs and Expenses

For the six months ended June 30, 2020, costs and expenses of our Infrastructure Lending Segment decreased $5.2 million to $40.2 million, compared to $45.4 million for the six months ended June 30, 2019. The decrease was primarily due to a $12.0 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio, partially offset by a $6.2 million increase in credit loss provision. The decrease in interest expense was primarily due to lower average LIBOR rates and lower average borrowings as a result of loan sales and repayments. The increase in the credit loss provision was due to the recognition of CECL during the six months ended June 30, 2020 in accordance with the new credit loss accounting standard effective January 1, 2020. As discussed above, the CECL provision was magnified by the significant deterioration in macroeconomic forecasts due to the economic disruption caused by the COVID-19 pandemic.

Net Interest Income (amounts in thousands)

	For the Six Months Ended
	June 30,
	2020	2019	Change
Interest income from loans	$41,539	$52,206	$(10,667)
Interest income from investment securities	1,384	1,753	(369)
Interest expense	(22,795)	(34,835)	12,040
Net interest income	$20,128	$19,124	$1,004

For the six months ended June 30, 2020, net interest income of our Infrastructure Lending Segment increased $1.0 million to $20.1 million, compared to $19.1 million for the six months ended June 30, 2019. The increase reflects the decrease in interest expense on the secured financing facilities, which was partially offset by the decrease in interest income, both as discussed in the sections above.

  During the six months ended June 30, 2020 and 2019, the weighted average unlevered yields on the Infrastructure Lending Segment’s investments were as follows:

	For the Six Months Ended
	June 30,
	2020	2019
Loans and investment securities held-for-investment	5.6%	6.2%
Loans held-for-sale	3.6%	4.0%

During the six months ended June 30, 2020 and 2019, the Infrastructure Lending Segment’s weighted average secured borrowing rate, inclusive of the amortization of deferred financing fees, was 3.8% and 4.9%, respectively.

Other Loss

For the six months ended June 30, 2020, other loss of our Infrastructure Lending Segment decreased $3.5 million to $2.6 million, compared to $6.1 million for the six months ended June 30, 2019. The decrease in other loss primarily reflects a decreased loss on extinguishment of debt resulting from the write-off of deferred financing fees relating to partial debt prepayments from proceeds of loan repayments and sales.

Property Segment

Change in Results by Portfolio (amounts in thousands)

	$ Change from prior year
		Costs and	Gain (loss) on derivative		Income (loss) before
	Revenues	expenses	financial instruments	Other income (loss)	income taxes
Master Lease Portfolio	$3	$76	$—	$—	$(73)
Medical Office Portfolio	(1,283)	(4,122)	(18,470)	—	(15,631)
Woodstar I Portfolio	2,071	4,593	(57)	(1,702)	(4,281)
Woodstar II Portfolio	1,747	537	—	—	1,210
Ireland Portfolio	(17,858)	(15,011)	(6,453)	—	(9,300)
Investment in unconsolidated entities	—	—	—	42,761	42,761
Other/Corporate	14	7	—	(310)	(303)
Total	$(15,306)	$(13,920)	$(24,980)	$40,749	$14,383

See Note 6 to the Condensed Consolidated Financial Statements for a description of the above-referenced Property Segment portfolios. The Ireland Portfolio, which was comprised of 11 office properties and one multifamily property all located in Dublin, Ireland, was sold in December 2019.

Revenues

For the six months ended June 30, 2020, revenues of our Property Segment decreased $15.3 million to $127.7 million, compared to $143.0 million for the six months ended June 30, 2019. The decrease in revenues was primarily due to the sale of the Ireland Portfolio in December 2019, partially offset by increased rental income in the Woodstar Portfolios due to rental rate increases effective May 2019.

Costs and Expenses

For the six months ended June 30, 2020, costs and expenses of our Property Segment decreased $13.9 million to $121.8 million, compared to $135.7 million for the six months ended June 30, 2019. The decrease in costs and expenses primarily reflects the sale of the Ireland Portfolio in December 2019.

Other Loss

For the six months ended June 30, 2020, other loss of our Property Segment decreased $15.8 million to $36.8 million, compared to $52.6 million for the six months ended June 30, 2019. The decrease in other loss was primarily due to a $42.8 million loss in the 2019 period that did not recur in the 2020 period from our investment in the Retail Fund. Our investment in the Retail Fund was written off as of December 31, 2019 due to continued declines in the estimated fair values of its properties. Partially offsetting the effect of the Retail Fund was a $25.0 million increased loss on derivatives, consisting of (i) an $18.5 million increased loss on interest rate swaps which primarily hedge the variable interest rate risk on borrowings secured by our Medical Office Portfolio and (ii) the non-recurrence of a $6.5 million gain in the 2019 first quarter on foreign exchange contracts which hedged our Euro currency exposure with respect to the Ireland Portfolio.

Investing and Servicing Segment

Revenues

For the six months ended June 30, 2020, revenues of our Investing and Servicing Segment decreased $44.0 million to $88.6 million, compared to $132.6 million for the six months ended June 30, 2019. The decrease in revenues was primarily due to decreases of $28.1 million in servicing fees, $9.7 million in rental income from our REIS Equity Portfolio due to fewer properties held and an owned hotel which was closed during the quarter due to COVID-19 and $6.3 million in interest income from conduit loans and CMBS, which reflects a $5.9 million decrease in interest recoveries on CMBS.

Costs and Expenses

For the six months ended June 30, 2020, costs and expenses of our Investing and Servicing Segment decreased $13.6 million to $65.9 million, compared to $79.5 million for the six months ended June 30, 2019. The decrease in costs and expenses was primarily due to decreases of $7.5 million in costs of rental operations, depreciation and amortization due to fewer properties held, $3.4 million in general and administrative expenses reflecting lower incentive compensation and $2.9 million in interest expense on borrowings related to properties held and conduit loans.

Other Income

For the six months ended June 30, 2020, other income of our Investing and Servicing Segment decreased $50.7 million to $1.9 million, compared to $52.6 million for the six months ended June 30, 2019. The decrease in other income was primarily due to (i) a $73.2 million unfavorable change in fair value of CMBS investments primarily due to widening credit spreads resulting from market disruption and dislocation caused by the impacts of COVID-19, (ii) a $12.5 million increased loss on derivatives which primarily hedge our interest rate risk on conduit loans and (iii) a $5.6 million lesser increase in fair value of conduit loans, all partially offset by (iv) realized and unrealized gains totaling $27.9 million resulting from the sale in April 2020 of a portion of our unconsolidated equity interest in a servicing and advisory business, as further described in Note 7 to the Condensed Consolidated Financial Statements, (v) a $7.3 million favorable change in fair value of servicing rights and (vi) a $6.5 million increased gain on sale of operating properties.

Corporate and Other Items

Corporate Costs and Expenses

For the six months ended June 30, 2020, corporate expenses increased $18.9 million to $127.0 million, compared to $108.1 million for the six months ended June 30, 2019. The increase was primarily due to a $17.6 million increase in management fees.

Corporate Other Income

For the six months ended June 30, 2020, corporate other income increased $8.9 million to $33.7 million, compared to $24.8 million for the six months ended June 30, 2019. The increase in corporate other income was primarily due to increased gains on interest rate swaps which hedge a portion of our unsecured senior notes used to repay variable-rate secured financing.

Securitization VIE Eliminations

Refer to the preceding comparison of the three months ended June 30, 2020 to the three months ended June 30, 2019 for a discussion of the nature of securitization VIE eliminations.

Income Tax Benefit (Provision)

Our consolidated income taxes principally relate to the taxable nature of our loan servicing and loan conduit businesses and certain other real estate related investing activities which are housed in taxable REIT subsidiaries

(“TRSs”). For the six months ended June 30, 2020, our income taxes decreased from a provision of $3.9 million to a benefit of $8.0 million due to tax losses of our TRSs in the first half of 2020.

Net Income Attributable to Non-controlling Interests

During the six months ended June 30, 2020, net income attributable to non-controlling interests increased $2.2 million to $13.8 million, compared to $11.6 million during the six months ended June 30, 2019. The increase was primarily due to non-controlling interests in earnings of a consolidated CMBS joint venture in which we hold a 51% interest.

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

(v)	any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss); and

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

However, the Company cautions that Core Earnings does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (loss) (determined in accordance with GAAP), or an indication of our cash flows from operating activities (determined in accordance with GAAP), a measure of our liquidity, or an indication of funds available to fund our cash needs, including our ability to make cash distributions. In addition, our methodology for calculating Core Earnings may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and accordingly, our reported Core Earnings may not be comparable to the Core Earnings reported by other REITs.

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

The following table presents our diluted weighted average shares used in our GAAP EPS calculation reconciled to our diluted weighted average shares used in our Core EPS calculation (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Diluted weighted average shares - GAAP	291,293	289,072	281,440	288,529
Add: Unvested stock awards	2,794	2,092	2,635	2,172
Add: Woodstar II Class A Units	10,648	11,571	10,693	11,740
Less: Convertible Notes dilution	(9,649)	(9,649)	—	(9,963)
Diluted weighted average shares - Core	295,086	293,086	294,768	292,478

The definition of Core Earnings allows management to make adjustments, subject to the approval of a majority of our independent directors, in situations where such adjustments are considered appropriate in order for Core Earnings to be calculated in a manner consistent with its definition and objective. No adjustments to the definition of Core Earnings became effective during the six months ended June 30, 2020.

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

The following table summarizes our quarterly Core Earnings per weighted average diluted share for the six months ended June 30, 2020 and 2019:

	Core Earnings For the Three-Month Periods Ended
	March 31	June 30
2020	$0.55	$0.43
2019	0.28	$0.52

Core Earnings per weighted average diluted share for the six months ended June 30, 2019 does not equal the sum of the individual quarters due to rounding and other computational factors.

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

The following table presents our summarized results of operations and reconciliation to Core Earnings for the three months ended June 30, 2020, by business segment (amounts in thousands, except per share data):

	Commercial
	and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing
	Segment	Segment	Segment	Segment	Corporate	Total
Revenues	$168,367	$19,909	$63,624	$44,090	$—	$295,990
Costs and expenses	(64,191)	(14,112)	(61,105)	(28,992)	(53,747)	(222,147)
Other income (loss)	33,358	(1,245)	(6,656)	47,822	4,517	77,796
Income (loss) before income taxes	137,534	4,552	(4,137)	62,920	(49,230)	151,639
Income tax (provision) benefit	(3,257)	(56)	—	4,611	—	1,298
Income attributable to non-controlling interests	(4)	—	(5,111)	(8,166)	—	(13,281)
Net income (loss) attributable to Starwood Property Trust, Inc.	134,273	4,496	(9,248)	59,365	(49,230)	139,656
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	5,111	—	—	5,111
Non-cash equity compensation expense	1,436	481	58	1,247	4,130	7,352
Acquisition and investment pursuit costs	206	—	(88)	(72)	—	46
Depreciation and amortization	370	79	19,236	3,337	—	23,022
Credit loss provision, net	11,294	(1,092)	—	—	—	10,202
Interest income adjustment for securities	1,149	—	—	1,627	—	2,776
Extinguishment of debt, net	—	—	—	—	(247)	(247)
Income tax provision (benefit) associated with fair value adjustments	1,914	—	—	(392)	—	1,522
Other non-cash items	4	—	(485)	230	156	(95)
Reversal of GAAP unrealized (gains) / losses on:
Loans	(33,010)	—	—	(1,440)	—	(34,450)
Securities	(5,454)	—	—	(7,941)	—	(13,395)
Derivatives	11,043	420	3,401	3,524	(240)	18,148
Foreign currency	(6,942)	(310)	48	31	—	(7,173)
(Earnings) loss from unconsolidated entities	(671)	1,118	—	(29,526)	—	(29,079)
Recognition of Core realized gains / (losses) on:
Loans	(5,663)	—	—	(1)	—	(5,664)
Securities	—	—	—	(181)	—	(181)
Derivatives	4,522	—	(369)	(10)	—	4,143
Foreign currency	(1,969)	52	(50)	(31)	—	(1,998)
(Loss) earnings from unconsolidated entities	(24)	(733)	—	12,992	—	12,235
Sales of properties	—	—	—	(5,789)	—	(5,789)
Core Earnings (Loss)	$112,478	$4,511	$17,614	$36,970	$(45,431)	$126,142
Core Earnings (Loss) per Weighted Average Diluted Share	$0.38	$0.02	$0.06	$0.12	$(0.15)	$0.43

The following table presents our summarized results of operations and reconciliation to Core Earnings for the three months ended June 30, 2019, by business segment (amounts in thousands, except per share data):

	Commercial
	and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing
	Segment	Segment	Segment	Segment	Corporate	Total
Revenues	$187,780	$26,166	$72,414	$65,633	$6	$351,999
Costs and expenses	(69,029)	(21,524)	(68,212)	(40,784)	(53,947)	(253,496)
Other income (loss)	8,811	(3,456)	(10,111)	26,986	15,309	37,539
Income (loss) before income taxes	127,562	1,186	(5,909)	51,835	(38,632)	136,042
Income tax (provision) benefit	(1,832)	186	—	(1,887)	—	(3,533)
Income attributable to non-controlling interests	(21)	—	(5,355)	(117)	—	(5,493)
Net income (loss) attributable to Starwood Property Trust, Inc.	125,709	1,372	(11,264)	49,831	(38,632)	127,016
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	5,355	—	—	5,355
Non-cash equity compensation expense	911	563	77	1,702	3,811	7,064
Acquisition and investment pursuit costs	(24)	—	(88)	(305)	(356)	(773)
Depreciation and amortization	285	—	23,416	4,822	—	28,523
Credit loss provision, net	2,096	422	—	—	—	2,518
Interest income adjustment for securities	(194)	—	—	3,381	—	3,187
Extinguishment of debt, net	—	—	—	—	(246)	(246)
Other non-cash items	—	—	(452)	371	150	69
Reversal of GAAP unrealized (gains) / losses on:
Loans	(5,363)	—	—	(16,528)	—	(21,891)
Securities	948	—	—	(15,815)	—	(14,867)
Derivatives	(5,519)	2,833	12,717	6,927	(15,858)	1,100
Foreign currency	6,927	83	8	(1)	—	7,017
Earnings from unconsolidated entities	(5,492)	—	(1,044)	(2,754)	—	(9,290)
Recognition of Core realized gains / (losses) on:
Loans	(550)	(755)	—	20,155	—	18,850
Securities	597	—	—	(423)	—	174
Derivatives	736	(2,228)	1,484	(7,614)	—	(7,622)
Foreign currency	(1,205)	64	(8)	1	—	(1,148)
Earnings from unconsolidated entities	4,682	—	—	4,137	—	8,819
Core Earnings (Loss)	$124,544	$2,354	$30,201	$47,887	$(51,131)	$153,855
Core Earnings (Loss) per Weighted Average Diluted Share	$0.42	$0.01	$0.10	$0.16	$(0.17)	$0.52

Commercial and Residential Lending Segment

The Commercial and Residential Lending Segment’s Core Earnings decreased by $12.0 million, from $124.5 million during the second quarter of 2019 to $112.5 million in the second quarter of 2020. After making adjustments for the calculation of Core Earnings, revenues were $169.5 million, costs and expenses were $50.9 million and other loss was $4.8 million.

Core revenues, consisting principally of interest income on loans, decreased by $18.1 million in the second quarter of 2020, primarily due to decreases in interest income from loans of $12.9 million and investment securities of $5.7 million. The decrease in interest income from loans was principally due to (i) lower prepayment related income and (ii) lower average LIBOR rates (partially mitigated by the LIBOR floors on most of our commercial loans), both partially offset by (iii) higher average balances of both commercial and residential loans. The decrease in interest income from investment securities was primarily due to lower prepayment related income and lower average LIBOR rates.

Core costs and expenses decreased by $14.9 million in the second quarter of 2020, primarily due to a $16.7 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio primarily due to lower average LIBOR rates partially offset by higher average borrowings outstanding. Such decrease was partially offset by higher general and administrative and other expenses.

Core other income (loss) decreased by $9.4 million in the second quarter of 2020, primarily due to a $5.1 million core loss on a residential loan securitization in the second quarter of 2020 and a $4.7 million decrease in earnings from unconsolidated entities.

Infrastructure Lending Segment

The Infrastructure Lending Segment’s Core Earnings increased by $2.1 million, from $2.4 million in the second quarter of 2019 to $4.5 million in the second quarter of 2020. After making adjustments for the calculation of Core Earnings, revenues were $19.9 million, costs and expenses were $14.6 million and other loss was $0.7 million.

Core revenues, consisting principally of interest income on loans, decreased by $6.3 million in the second quarter of 2020, primarily due to decreases in interest income from loans of $6.2 million and investment securities of $0.2 million. The decrease in interest income from loans was primarily due to lower average LIBOR rates.

Core costs and expenses decreased by $5.9 million in the second quarter of 2020, primarily due to a decrease in interest expense on the secured debt facilities used to finance this segment’s investment portfolio principally due to lower average LIBOR rates.

Core other loss decreased by $2.8 million in the second quarter of 2020, primarily due to the non-recurrence of a $2.8 million loss on extinguishment of debt in the second quarter of 2019 resulting from the write-off of deferred financing fees relating to partial debt prepayments from proceeds of loan repayments and sales.

Property Segment

Core Earnings by Portfolio (amounts in thousands)

	For the Three Months Ended
	June 30,
	2020	2019	Change
Master Lease Portfolio	$4,230	$4,300	$(70)
Medical Office Portfolio	3,782	6,643	(2,861)
Woodstar I Portfolio	4,320	7,746	(3,426)
Woodstar II Portfolio	6,373	5,550	823
Ireland Portfolio	—	6,962	(6,962)
Other/Corporate	(1,091)	(1,000)	(91)
Core Earnings	$17,614	$30,201	$(12,587)

The Property Segment’s Core Earnings decreased by $12.6 million, from $30.2 million during the second quarter of 2019 to $17.6 million in the second quarter of 2020. After making adjustments for the calculation of Core Earnings, revenues were $63.2 million, costs and expenses were $42.3 million and other loss was $3.3 million.

Core revenues decreased by $9.1 million in the second quarter of 2020, primarily due to the sale of the Ireland Portfolio in December 2019.

Core costs and expenses decreased by $2.8 million in the second quarter of 2020, primarily due to the sale of the Ireland Portfolio in December 2019.

Core other income (loss) decreased by $6.3 million in the second quarter of 2020 primarily due to (i) a $4.3 million unfavorable change in realized gains (losses) on certain interest rate and foreign currency derivatives and (ii) a $2.2 million loss on extinguishment of debt in the second quarter of 2020 in connection with the refinancing of our Woodstar I Portfolio.

Investing and Servicing Segment

The Investing and Servicing Segment’s Core Earnings decreased by $10.9 million, from $47.9 million during the second quarter of 2019 to $37.0 million in the second quarter of 2020. After making adjustments for the calculation of Core Earnings, revenues were $46.0 million, costs and expenses were $24.6 million, other income was $15.0 million, income tax benefit was $4.2 million and the deduction of income attributable to non-controlling interests was $3.6 million.

Core revenues decreased by $23.3 million in the second quarter of 2020, primarily due to decreases of $9.3 million in interest income from conduit loans and CMBS, $7.3 million in servicing fees and $6.5 million in rental income from our REIS Equity Portfolio due to fewer properties held and an owned hotel which was closed during the quarter due to COVID-19. The treatment of CMBS interest income on a GAAP basis is complicated by our application of the ASC 810 consolidation rules. In an attempt to treat these securities similar to the trust’s other investment securities, we compute core interest income pursuant to an effective yield methodology. In doing so, we segregate the portfolio into various categories based on the components of the bonds’ cash flows and the volatility related to each of these components. We then accrete interest income on an effective yield basis using the components of cash flows that are reliably estimable. Other minor adjustments are made to reflect management’s expectations for other components of the projected cash flow stream. The decrease in interest income primarily reflects a $6.8 million decrease in interest recoveries on CMBS.

Core costs and expenses decreased by $9.9 million in the second quarter of 2020, primarily due to decreases of $4.7 million in general and administrative expenses reflecting lower incentive compensation, $2.8 million in costs of rental operations due to fewer properties held and $2.3 million in interest expense on borrowings related to properties held and conduit loans.

.

Core other income includes profit realized upon securitization of loans by our conduit business, gains on sales of CMBS and operating properties, gains and losses on derivatives that were either effectively terminated or novated, and earnings from unconsolidated entities. These items are typically offset by a decrease in the fair value of our domestic servicing rights intangible which reflects the expected amortization of this deteriorating asset, net of increases in fair value due to the attainment of new servicing contracts. Derivatives include instruments which hedge interest rate risk and credit risk on our conduit loans. For GAAP purposes, the loans, CMBS and derivatives are accounted for at fair value, with all changes in fair value (realized or unrealized) recognized in earnings. The adjustments to Core Earnings outlined above are also applied to the GAAP earnings of our unconsolidated entities. Core other income decreased by $0.1 million in the second quarter of 2020.

Income taxes, which principally relate to the taxable nature of our loan servicing and loan conduit businesses and certain other real estate related investing activities which are housed in TRSs, decreased $6.1 million from a provision of $1.9 million to a benefit of $4.2 million due to tax losses of our TRSs in the second quarter of 2020.

Income attributable to non-controlling interests increased $3.5 million primarily relating to income of a consolidated CMBS joint venture in which we hold a 51% interest.

Corporate

Core corporate costs and expenses decreased by $5.7 million, from $51.1 million during the second quarter of 2019 to $45.4 million in the second quarter of 2020 primarily due to a favorable change in realized gain (loss) on interest rate swaps which hedge a portion of our unsecured senior notes used to repay variable-rate secured financing.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

The following table presents our summarized results of operations and reconciliation to Core Earnings for the six months ended June 30, 2020, by business segment (amounts in thousands, except per share data):

	Commercial
	and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing
	Segment	Segment	Segment	Segment	Corporate	Total
Revenues	$379,804	$43,166	$127,707	$88,585	$—	$639,262
Costs and expenses	(168,971)	(40,191)	(121,767)	(65,920)	(126,960)	(523,809)
Other (loss) income	(33,183)	(2,593)	(36,848)	1,904	33,752	(36,968)
Income (loss) before income taxes	177,650	382	(30,908)	24,569	(93,208)	78,485
Income tax benefit	1,165	89	—	6,773	—	8,027
Income attributable to non-controlling interests	(7)	—	(10,222)	(3,396)	—	(13,625)
Net income (loss) attributable to Starwood Property Trust, Inc.	178,808	471	(41,130)	27,946	(93,208)	72,887
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	10,222	—	—	10,222
Non-cash equity compensation expense	2,548	947	131	2,510	10,016	16,152
Management incentive fee	—	—	—	—	15,799	15,799
Acquisition and investment pursuit costs	564	—	(177)	(72)	—	315
Depreciation and amortization	725	130	38,617	7,144	—	46,616
Credit loss provision, net	51,511	7,360	—	—	—	58,871
Interest income adjustment for securities	1,273	—	—	7,942	—	9,215
Extinguishment of debt, net	—	—	—	—	(493)	(493)
Income tax benefit associated with fair value adjustment	(3,907)	—	—	(1,834)	—	(5,741)
Other non-cash items	7	—	(976)	478	312	(179)
Reversal of GAAP unrealized (gains) / losses on:
Loans	2,507	—	—	(20,823)	—	(18,316)
Securities	22,425	—	—	39,275	—	61,700
Derivatives	(19,520)	1,433	33,970	22,537	(27,889)	10,531
Foreign currency	27,059	163	67	24	—	27,313
(Earnings) loss from unconsolidated entities	(722)	1,118	—	(30,146)	—	(29,750)
Recognition of Core realized gains / (losses) on:
Loans	(3,499)	(62)	—	16,558	—	12,997
Securities	—	—	—	(4,393)	—	(4,393)
Derivatives	7,772	118	(404)	(6,097)	—	1,389
Foreign currency	(6,240)	(142)	(69)	(24)	—	(6,475)
(Loss) earnings from unconsolidated entities	(580)	(733)	—	16,730	—	15,417
Sales of properties	—	—	—	(5,789)	—	(5,789)
Core Earnings (Loss)	$260,731	$10,803	$40,251	$71,966	$(95,463)	$288,288
Core Earnings (Loss) per Weighted Average Diluted Share	$0.88	$0.04	$0.14	$0.24	$(0.32)	$0.98

The following table presents our summarized results of operations and reconciliation to Core Earnings for the six months ended June 30, 2019, by business segment (amounts in thousands, except per share data):

	Commercial
	and
	Residential	Infrastructure		Investing
	Lending	Lending	Property	and Servicing
	Segment	Segment	Segment	Segment	Corporate	Total
Revenues	$362,610	$54,652	$143,013	$132,583	$26	$692,884
Costs and expenses	(138,217)	(45,370)	(135,687)	(79,458)	(108,076)	(506,808)
Other income (loss)	7,777	(6,065)	(52,617)	52,592	24,869	26,556
Income (loss) before income taxes	232,170	3,217	(45,291)	105,717	(83,181)	212,632
Income tax (provision) benefit	(1,584)	271	(258)	(2,296)	—	(3,867)
(Income) loss attributable to non-controlling interests	(392)	—	(11,072)	98	—	(11,366)
Net income (loss) attributable to Starwood Property Trust, Inc.	230,194	3,488	(56,621)	103,519	(83,181)	197,399
Add / (Deduct):
Non-controlling interests attributable to Woodstar II Class A Units	—	—	11,072	—	—	11,072
Non-cash equity compensation expense	1,617	1,114	146	3,052	7,498	13,427
Management incentive fee	—	—	—	—	173	173
Acquisition and investment pursuit costs	(62)	2	(177)	(305)	(356)	(898)
Depreciation and amortization	356	—	47,627	9,737	—	57,720
Credit loss provision, net	2,085	1,196	—	—	—	3,281
Interest income adjustment for securities	(391)	—	—	9,353	—	8,962
Extinguishment of debt, net	—	—	—	—	(1,457)	(1,457)
Other non-cash items	—	—	(886)	508	318	(60)
Reversal of GAAP unrealized (gains) / losses on:					—
Loans	(6,749)	—	—	(26,408)	—	(33,157)
Securities	2,642	—	—	(33,955)	—	(31,313)
Derivatives	3,986	3,228	13,033	10,251	(26,002)	4,496
Foreign currency	1,688	(217)	(1)	—	—	1,470
(Earnings) loss from unconsolidated entities	(6,069)	—	42,761	(3,348)	—	33,344
Recognition of Core realized gains / (losses) on:					—
Loans	(1,203)	(755)	—	27,585	—	25,627
Securities	597	—	—	7,109	—	7,706
Derivatives	823	(1,460)	1,851	(9,239)	—	(8,025)
Foreign currency	(814)	(827)	1	9	—	(1,631)
Earnings (loss) from unconsolidated entities	4,780	—	(68,905)	12,870	—	(51,255)
Sales of properties	—	—	—	(76)	—	(76)
Core Earnings (Loss)	$233,480	$5,769	$(10,099)	$110,662	$(103,007)	$236,805
Core Earnings (Loss) per Weighted Average Diluted Share	$0.80	$0.02	$(0.04)	$0.38	$(0.35)	$0.81

Commercial and Residential Lending Segment

The Commercial and Residential Lending Segment’s Core Earnings increased by $27.2 million, from $233.5 million during the six months of 2019 to $260.7 million in the six months of 2020. After making adjustments for the calculation of Core Earnings, revenues were $381.1 million, costs and expenses were $113.6 million and other loss was $4.0 million.

Core revenues, consisting principally of interest income on loans, increased by $18.9 million in the six months of 2020, primarily due to an increase in interest income from loans of $24.9 million, partially offset by a decrease in interest income from investment securities of $6.6 million. The increase in interest income from loans was principally due to (i) higher prepayment related income and (ii) higher average balances of both commercial and residential loans, partially offset by (iii) lower average LIBOR rates (partially mitigated by the LIBOR floors on most of our commercial loans). The decrease in interest income from investment securities was primarily due to lower prepayment related income and lower average LIBOR rates.

Core costs and expenses decreased by $20.6 million in the six months of 2020, primarily due to a $24.3 million decrease in interest expense associated with the various secured financing facilities used to fund a portion of this segment’s investment portfolio primarily due to lower average LIBOR rates partially offset by higher average borrowings outstanding. Such decrease was partially offset by higher general and administrative and other expenses.

Core other income (loss) decreased by $11.4 million in the six months of 2020, primarily due to declines of $6.8 million in gains (losses) on sales and securitizations of commercial and residential loans and $5.4 million in earnings from unconsolidated entities.

Infrastructure Lending Segment

The Infrastructure Lending Segment’s Core Earnings increased by $5.0 million, from $5.8 million in the six months of 2019 to $10.8 million in the six months of 2020. After making adjustments for the calculation of Core Earnings, revenues were $43.2 million, costs and expenses were $31.7 million and other loss was $0.7 million.

Core revenues, consisting principally of interest income on loans, decreased by $11.5 million in the six months of 2020, primarily due to decreases in interest income from loans of $10.7 million and investment securities of $0.4 million. The decrease in interest income from loans was primarily due to lower average loan balances outstanding as a result of sales and repayments and a decrease in average LIBOR rates partially offset by an increase in average spreads on our infrastructure loans.

Core costs and expenses decreased by $11.3 million in the six months of 2020, primarily due to a decrease in interest expense on the secured debt facilities used to finance this segment’s investment portfolio principally due to lower average LIBOR rates and lower average borrowings as a result of loan sales and repayments.

Core other loss decreased by $5.4 million in the six months of 2020, primarily due to a decreased loss on extinguishment of debt resulting from the write-off of deferred financing fees relating to partial debt prepayments from proceeds of loan repayments and sales.

Property Segment

Core Earnings by Portfolio (amounts in thousands)

	For the Six Months Ended
	June 30,
	2020	2019	Change
Master Lease Portfolio	$8,538	$8,352	$186
Medical Office Portfolio	10,547	13,335	(2,788)
Woodstar I Portfolio	11,105	15,156	(4,051)
Woodstar II Portfolio	12,382	10,963	1,419
Ireland Portfolio	—	13,003	(13,003)
Investment in unconsolidated entities	—	(68,905)	68,905
Other/Corporate	(2,321)	(2,003)	(318)
Core Earnings	$40,251	$(10,099)	$50,350

The Property Segment’s Core Earnings increased by $50.3 million, from a loss of $10.1 million during the six months of 2019 to income of $40.2 million in the six months of 2020. After making adjustments for the calculation of Core Earnings, revenues were $126.8 million, costs and expenses were $83.7 million and other loss was $2.9 million.

Core revenues decreased by $15.8 million in the six months of 2020, primarily due to the sale of the Ireland Portfolio in December 2019, partially offset by increased rental income in the Woodstar Portfolios due to rental rate increases effective May 2019.

Core costs and expenses decreased by $4.9 million in the six months of 2020, primarily due to the sale of the Ireland Portfolio in December 2019.

Core other loss decreased by $60.9 million in the six months of 2020 primarily due to a $68.9 million other-than-temporary loss recognized on our investment in the Retail Fund in the 2019 period that did not recur in the 2020 period, partially offset by a $6.0 million unfavorable change in realized gains (losses) on certain interest rate and foreign currency derivatives and a $2.2 million loss on extinguishment of debt in the second quarter of 2020 in connection with the refinancing of our Woodstar I Portfolio.

Investing and Servicing Segment

The Investing and Servicing Segment’s Core Earnings decreased by $38.7 million, from $110.7 million during the six months of 2019 to $72.0 million in the six months of 2020. After making adjustments for the calculation of Core Earnings, revenues were $97.2 million, costs and expenses were $56.5 million, other income was $37.2 million, income tax benefit was $4.9 million and the deduction of income attributable to non-controlling interests was $10.8 million.

Core revenues decreased by $45.3 million in the six months of 2020, primarily due to decreases of $28.1 million in servicing fees, $7.7 million in interest income from conduit loans and CMBS and $9.6 million in rental income from our REIS Equity Portfolio due to fewer properties held and an owned hotel which was closed during the quarter due to COVID-19. The decrease in interest income primarily reflects a $5.9 million decrease in interest recoveries on CMBS.

Core costs and expenses decreased by $10.5 million in the six months of 2020, primarily due to decreases of, $5.0 million in costs of rental operations due to fewer properties held, $2.9 million in interest expense on borrowings related to properties held and conduit loans and $2.8 million in general and administrative expenses reflecting lower incentive compensation.

Core other income decreased by $0.2 million in the six months of 2020.

Income taxes, which principally relate to the taxable nature of our loan servicing and loan conduit businesses and certain other real estate related investing activities which are housed in TRSs, decreased $7.2 million from a provision of $2.3 million to a benefit of $4.9 million due to tax losses of our TRSs in the six months of 2020.

Income attributable to non-controlling interests increased $10.9 million primarily relating to income of a consolidated CMBS joint venture in which we hold a 51% interest.

Corporate

Core corporate costs and expenses decreased by $7.5 million, from $103.0 million during the six months of 2019 to $95.5 million in the six months of 2020 primarily due to a favorable change in realized gain (loss) on interest rate swaps which hedge a portion of our unsecured senior notes used to repay variable-rate secured financing.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet our cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make new investments where appropriate, pay dividends to our stockholders, and other general business needs. We closely monitor our liquidity position and believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations for at least the next 12 months. Our strategy for managing liquidity and capital resources has not changed since December 31, 2019. Refer to our Form 10-K for a description of these strategies. We expect to preserve and build our liquidity to best position the Company to weather near-term market uncertainty, satisfy our loan future funding and financing obligations and to potentially make opportunistic new investments, which will cause us to take some or all of the following actions: raise capital from offerings of securities, borrow additional capital, sell assets, pay our management and incentive fees in shares of our common stock (as was done for the quarter ended March 31, 2020) and/or change our dividend practice, including by reducing the amount of, or temporarily suspending, our future dividends or paying our future dividends in kind for some period of time. We currently expect the pace of loan repayments will slow while the impacts of the COVID-19 pandemic are ongoing.

COVID-19 Pandemic

We are continuing to monitor the COVID-19 pandemic and its impact on us, the borrowers underlying our commercial and residential real estate-related loans and infrastructure loans (and their tenants), the tenants in the properties we own, our financing sources, and the economy as a whole. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations and liquidity remains uncertain and difficult to predict. Further discussion of the potential impacts on us from the COVID-19 pandemic is provided in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Credit Facilities

During the three months ended June 30, 2020, we entered into agreements with seven of the secured credit facility lenders in our commercial lending portfolio to temporarily suspend credit mark provisions on certain of their portfolio assets in exchange for: (i) cash repayments; (ii) pledges of additional collateral; and (iii) reductions of available borrowings.

We are in frequent, consistent dialogue with the providers of our secured credit facilities regarding our management of their collateral assets in light of the impacts of the COVID-19 pandemic. Our in-house asset management team, along with an experienced team of workout professionals within our special servicer, are skilled in managing loans throughout cycles, which we believe will assist us in achieving maximum resolution on any assets impacted by the COVID-19 pandemic.

No such modifications or agreements were made with lenders on credit facilities related to our property, residential lending or infrastructure lending portfolios.

Our primary sources of liquidity are as follows:

Cash Flows for the Six Months Ended June 30, 2020 (amounts in thousands)

		VIE	Excluding Investing
	GAAP	Adjustments	and Servicing VIEs
Net cash provided by operating activities	$769,738	$(2,049)	$767,689
Cash Flows from Investing Activities:
Origination and purchase of loans held-for-investment	(1,666,903)	—	(1,666,903)
Proceeds from principal collections and sale of loans	1,434,351	—	1,434,351
Purchase and funding of investment securities	(16,120)	(222,386)	(238,506)
Proceeds from sales and collections of investment securities	58,419	61,365	119,784
Proceeds from sales of real estate	23,805	—	23,805
Purchases and additions to properties and other assets	(13,914)	—	(13,914)
Investment in unconsolidated entities	(3,130)	—	(3,130)
Proceeds from sale of interest in unconsolidated entities	10,313	—	10,313
Net cash flows from other investments and assets	(67,577)	—	(67,577)
Net cash used in investing activities	(240,756)	(161,021)	(401,777)
Cash Flows from Financing Activities:
Proceeds from borrowings	3,686,932	—	3,686,932
Principal repayments on and repurchases of borrowings	(3,716,558)	(13,950)	(3,730,508)
Payment of deferred financing costs	(7,564)	—	(7,564)
Proceeds from common stock issuances, net of offering costs	354	—	354
Payment of dividends	(271,624)	—	(271,624)
Contributions from non-controlling interests	9,406	—	9,406
Distributions to non-controlling interests	(76,514)	2,219	(74,295)
Purchase of treasury stock	(28,830)	—	(28,830)
Issuance of debt of consolidated VIEs	24,376	(24,376)	—
Repayment of debt of consolidated VIEs	(236,336)	236,336	—
Distributions of cash from consolidated VIEs	36,989	(36,989)	—
Net cash used in financing activities	(579,369)	163,240	(416,129)
Net decrease in cash, cash equivalents and restricted cash	(50,387)	170	(50,217)
Cash, cash equivalents and restricted cash, beginning of period	574,031	(1,221)	572,810
Effect of exchange rate changes on cash	487	—	487
Cash, cash equivalents and restricted cash, end of period	$524,131	$(1,051)	$523,080

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

Cash and cash equivalents decreased by $50.2 million during the six months ended June 30, 2020, reflecting net cash used in investing activities of $401.8 million and net cash used in financing activities of $416.1 million, partially offset by net cash provided by operating activities of $767.7 million.

Net cash provided by operating activities of $767.7 million during the six months ended June 30, 2020 related primarily to proceeds from sales of loans held-for-sale, net of originations and purchases, of $600.2 million and cash interest income of $289.8 million from our loans and $78.2 million from our investment securities. Net rental income provided cash of $88.6 million and servicing fees provided cash of $17.7 million. Offsetting these cash inflows was cash interest expense of $202.6 million, general and administrative expenses of $66.5 million, management fees of $37.0 million and a net change in operating assets and liabilities of $9.0 million.

Net cash used in investing activities of $401.8 million during the six months ended June 30, 2020 related primarily to the origination and acquisition of new loans held-for-investment of $1.7 billion, the purchase and funding of investment securities of $238.5 million and net additions to properties and other assets of $13.9 million, partially offset by proceeds received from principal collections and sales of loans of $1.4 billion and investment securities of $119.8 million, proceeds from the sale of real estate of $23.8 million and proceeds from the sale of interest in unconsolidated entities of $10.3 million.

Net cash used in financing activities of $416.1 million during the six months ended June 30, 2020 related primarily to dividend distributions of $271.6 million, net distributions to non-controlling interests of $64.9 million, repayments on our secured debt and deferred loan costs of $51.1 million, net of borrowings, and treasury stock purchases of $28.8 million.

Our Investment Portfolio

The following is a review of our segments for the six months ended June 30, 2020. Refer to the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for discussion of the potential impacts on us from the COVID-19 pandemic.

Commercial and Residential Lending Segment

The following table sets forth the amount of each category of investments we owned across various property types within our Commercial and Residential Lending Segment as of June 30, 2020 and December 31, 2019 (dollars in thousands):

							Unlevered
	Face	Carrying		Asset Specific	Net		Return on
	Amount	Value		Financing	Investment	Vintage	Asset
June 30, 2020
First mortgages (1)	$8,113,339	$8,094,109		$4,998,772	$3,095,337	1998-2020	6.3%
Subordinated mortgages	70,101	68,891		—	68,891	1998-2019	8.6%
Mezzanine loans (1)	593,505	593,823		—	593,823	2013-2020	11.7%
Residential loans, fair value option	260,542	267,730		183,987	83,743	2013-2020	6.0%
Other loans	34,452	30,804		—	30,804	1999-2017	9.9%
Loans held-for-sale, fair value option, residential	429,966	432,786		305,148	127,638	2015-2020	6.1%
RMBS, available-for-sale	266,539	174,281		31,897	142,384	2003-2007	11.4%
RMBS, fair value option	266,687	328,270	(2)	27,698	300,572	2018-2020	8.5%
CMBS, fair value option	110,624	104,171	(2)	26,056	78,115	2018	6.6%
HTM debt securities (3)	508,945	507,994		105,070	402,924	2014-2019	6.7%
Credit loss allowance	—	(98,830)		—	(98,830)	N/A
Equity security	11,333	9,791		—	9,791	N/A
Investment in unconsolidated entities	N/A	49,853		—	49,853	N/A
Properties, net	N/A	27,283		—	27,283	N/A
	$10,666,033	$10,590,956		$5,678,628	$4,912,328

December 31, 2019
First mortgages (1)	$7,961,494	$7,926,732		$4,715,244	$3,211,488	1998-2019	6.4%
Subordinated mortgages	77,055	75,724		—	75,724	1998-2019	9.5%
Mezzanine loans (1)	484,408	484,164		—	484,164	2013-2019	12.2%
Residential loans, fair value option	654,925	671,572		425,423	246,149	2013-2019	5.9%
Other loans	66,525	62,555		—	62,555	1999-2018	8.9%
Loans held-for-sale, fair value option, residential	587,144	605,384		454,223	151,161	2015-2019	5.9%
Credit loss allowance, loans	—	(33,415)		—	(33,415)	N/A
RMBS, available-for-sale	278,853	189,576		102,073	87,503	2003-2007	12.3%
RMBS, fair value option	87,397	147,034	(2)	32,292	114,742	2018-2019	10.2%
CMBS, fair value option	118,249	118,215	(2)	58,801	59,414	2018	5.5%
HTM debt securities (3)	527,338	525,485		178,880	346,605	2014-2019	7.1%
Equity security	12,119	12,664		—	12,664	N/A
Investment in unconsolidated entities	N/A	46,921		—	46,921	N/A
Properties, net	N/A	26,834		—	26,834	N/A
	$10,855,507	$10,859,445		$5,966,936	$4,892,509
(1)	First mortgages include first mortgage loans and any contiguous mezzanine loan components because as a whole, the expected credit quality of these loans is more similar to that of a first mortgage loan. The application of this methodology resulted in mezzanine loans with carrying values of $918.3 million and $967.0 million being classified as first mortgages as of June 30, 2020 and December 31, 2019, respectively.

(2)	Eliminated in consolidation against VIE liabilities pursuant to ASC 810.

(3)	CMBS held-to-maturity (“HTM”) and mandatorily redeemable preferred equity interests in commercial real estate entities.

As of June 30, 2020 and December 31, 2019, our Commercial and Residential Lending Segment’s investment portfolio, excluding residential loans, RMBS, properties and other investments, had the following characteristics based on carrying values:

Collateral Property Type	June 30, 2020	December 31, 2019
Office	37.2%	40.2%
Hotel	22.7%	20.6%
Multifamily	11.9%	12.3%
Residential	8.3%	8.7%
Mixed Use	8.0%	7.1%
Retail	2.9%	3.5%
Industrial	1.3%	0.6%
Other	7.7%	7.0%
	100.0%	100.0%

Geographic Location	June 30, 2020	December 31, 2019
U.S. Regions:
North East	24.7%	27.5%
West	21.8%	22.2%
South West	11.1%	10.7%
Mid Atlantic	8.7%	8.3%
South East	8.6%	7.9%
Midwest	4.8%	4.1%
International:
Europe/Australia	17.3%	16.2%
Bahamas/Bermuda	3.0%	3.1%
	100.0%	100.0%

Infrastructure Lending Segment

The following table sets forth the amount of each category of investments we owned within our Infrastructure Lending Segment as of June 30, 2020 and December 31, 2019 (dollars in thousands):

					Unlevered
	Face	Carrying	Asset Specific	Net	Return on
	Amount	Value	Financing	Investment	Asset
June 30, 2020
First priority infrastructure loans and HTM securities	$1,547,019	$1,518,884	$1,184,269	$334,615	5.1%
Loans held-for-sale, infrastructure	46,111	45,001	36,732	8,269	3.2%
Credit loss allowance	N/A	(19,458)	—	(19,458)
Investment in unconsolidated entities	N/A	24,744	—	24,744
	$1,593,130	$1,569,171	$1,221,001	$348,170

December 31, 2019
First priority infrastructure loans and HTM securities	$1,474,052	$1,442,601	$1,121,065	$321,536	6.4%
Loans held-for-sale, infrastructure	121,271	119,724	96,001	23,723	5.1%
Credit loss allowance	N/A	(196)	—	(196)
Investment in unconsolidated entities	N/A	25,862	—	25,862
	$1,595,323	$1,587,991	$1,217,066	$370,925

As of June 30, 2020 and December 31, 2019, our Infrastructure Lending Segment’s investment portfolio had the following characteristics based on carrying values:

Collateral Type	June 30, 2020	December 31, 2019
Natural gas power	70.7%	72.6%
Midstream	18.1%	12.8%
Renewable power	7.4%	10.6%
Other thermal power	3.8%	4.0%
	100.0%	100.0%

Geographic Location	June 30, 2020	December 31, 2019
U.S. Regions:
North East	42.8%	43.9%
Midwest	23.4%	25.5%
South West	15.6%	12.6%
South East	6.6%	4.8%
West	3.8%	4.2%
Mid-Atlantic	3.8%	4.0%
International:
Mexico	2.9%	2.9%
Other	1.1%	2.1%
	100.0%	100.0%

Property Segment

The following table sets forth the amount of each category of investments held within our Property Segment as of June 30, 2020 and December 31, 2019 (amounts in thousands):

	June 30, 2020	December 31, 2019
Properties, net	$1,998,759	$2,029,024
Lease intangibles, net	41,501	44,986
	$2,040,260	$2,074,010

The following table sets forth our net investment and other information regarding the Property Segment’s properties and lease intangibles as of June 30, 2020 (dollars in thousands):

		Asset			Weighted Average
	Carrying	Specific	Net	Occupancy	Remaining
	Value	Financing	Investment	Rate	Lease Term
Office—Medical Office Portfolio	$760,029	$591,353	$168,676	92.8%	6.1 years
Multifamily residential—Woodstar I Portfolio	632,763	571,920	60,843	98.3%	0.5 years
Multifamily residential—Woodstar II Portfolio	606,984	436,987	169,997	99.6%	0.5 years
Retail—Master Lease Portfolio	343,790	192,558	151,232	100.0%	21.8 years
Subtotal—undepreciated carrying value	2,343,566	1,792,818	550,748
Accumulated depreciation and amortization	(303,306)	—	(303,306)
Net carrying value	$2,040,260	$1,792,818	$247,442

As of June 30, 2020 and December 31, 2019, our Property Segment’s investment portfolio had the following geographic characteristics based on carrying values:

Geographic Location	June 30, 2020	December 31, 2019
South East	62.0%	62.0%
South West	10.3%	10.3%
Midwest	10.1%	10.1%
North East	9.7%	9.7%
West	7.9%	7.9%
	100.0%	100.0%

Investing and Servicing Segment

The following table sets forth the amount of each category of investments we owned within our Investing and Servicing Segment as of June 30, 2020 and December 31, 2019 (amounts in thousands):

				Asset
	Face	Carrying		Specific		Net
	Amount	Value		Financing		Investment
June 30, 2020
CMBS, fair value option	$2,625,096	$1,094,613	(1)	$363,333	(2)	$731,280
Intangible assets - servicing rights	N/A	48,809	(3)	—		48,809
Lease intangibles, net	N/A	17,620		—		17,620
Loans held-for-sale, fair value option, commercial	191,229	194,097		133,900		60,197
Loans held-for-investment	1,153	1,153		—		1,153
Investment in unconsolidated entities	N/A	47,114	(4)	—		47,114
Properties, net	N/A	198,281		186,233		12,048
	$2,817,478	$1,601,687		$683,466		$918,221
December 31, 2019
CMBS, fair value option	$2,897,654	$1,177,148	(1)	$300,705		$876,443
Intangible assets - servicing rights	N/A	43,164	(3)	—		43,164
Lease intangibles, net	N/A	20,060		—		20,060
Loans held-for-sale, fair value option, commercial	160,635	159,238		85,873		73,365
Loans held-for-investment	1,294	1,294		—		1,294
Investment in unconsolidated entities	N/A	32,183	(4)	—		32,183
Properties, net	N/A	210,582		187,929		22,653
	$3,059,583	$1,643,669		$574,507		$1,069,162
(1)	Includes $1.07 billion and $1.14 billion of CMBS eliminated in consolidation against VIE liabilities pursuant to ASC 810 as of June 30, 2020 and December 31, 2019, respectively. Also includes $174.7 million and $186.6 million of non-controlling interests in the consolidated entities which hold certain of these CMBS as of June 30, 2020 and December 31, 2019, respectively.

(2)	Includes $41.3 million of non-controlling interests in the consolidated entities which hold certain debt balances as of June 30, 2020.

(3)	Includes $34.9 million and $26.2 million of servicing rights intangibles eliminated in consolidation against VIE assets pursuant to ASC 810 as of June 30, 2020 and December 31, 2019, respectively.

(4)	Includes $16.8 million and $20.6 million of investment in unconsolidated entities eliminated in consolidation against VIE assets pursuant to ASC 810 as of June 30, 2020 and December 31, 2019, respectively.

Our REIS Equity Portfolio, as described in Note 6 to the Condensed Consolidated Financial Statements, had the following characteristics based on carrying values of $200.5 million and $214.9 million as of June 30, 2020 and December 31, 2019, respectively:

Property Type	June 30, 2020	December 31, 2019
Office	50.0%	52.7%
Retail	30.5%	28.8%
Mixed Use	6.9%	5.8%
Self-storage	6.2%	3.9%
Multifamily	4.2%	6.5%
Hotel	2.2%	2.3%
	100.0%	100.0%

Geographic Location	June 30, 2020	December 31, 2019
South West	24.4%	22.0%
North East	24.4%	22.6%
South East	15.8%	22.6%
West	15.0%	13.5%
Mid Atlantic	11.8%	8.4%
Midwest	8.6%	10.9%
	100.0%	100.0%

New Credit Facilities and Amendments

Refer to Notes 9 and 10 of our Condensed Consolidated Financial Statements for a detailed discussion of new credit facilities and amendments to existing credit facilities executed since December 31, 2019.

Secured Borrowings

The following table is a summary of our secured borrowings as of June 30, 2020 (dollars in thousands):

						Pledged						Approved
					Weighted	Asset		Maximum				but	Unallocated
	Current		Extended		Average	Carrying		Facility		Outstanding		Undrawn	Financing
	Maturity		Maturity (a)		Pricing	Value		Size		Balance		Capacity (b)	Amount (c)
Repurchase Agreements:
Commercial Loans	Aug 2020 to Jan 2024	(d)	May 2023 to Mar 2029	(d)	(e)	$6,293,458		$9,181,700	(f)	$4,024,642		$439,342	$4,717,716
Residential Loans	Jun 2022		N/A		LIBOR + 2.58%	10,172		400,000		7,669		—	392,331
Infrastructure Loans	Feb 2021		N/A		LIBOR + 2.00%	194,283		500,000		160,483		—	339,517
Conduit Loans	Feb 2021 to Jun 2023		Feb 2022 to Jun 2024		LIBOR + 1.86%	182,001		350,000		134,874		—	215,126
CMBS/RMBS	Sep 2020 to Dec 2029	(g)	Dec 2020 to Jun 2030	(g)	(h)	1,097,024		783,641		563,031	(i)	81,526	139,084
Total Repurchase Agreements						7,776,938		11,215,341		4,890,699		520,868	5,803,774
Other Secured Financing:
Borrowing Base Facility	Apr 2022		Apr 2024		LIBOR + 2.25%	33,445		650,000	(j)	29,333		—	620,667
Commercial Financing Facility	Mar 2022		Mar 2029		GBP LIBOR + 1.75%	91,214		73,650		73,650		—	—
Infrastructure Acquisition Facility	Sep 2021		Sep 2022		(k)	723,690		737,137		583,005		—	154,132
Infrastructure Financing Facilities	Jul 2022 to Oct 2022		Oct 2024 to Jul 2027		LIBOR + 2.11%	567,315		1,250,000		462,568		—	787,432
Property Mortgages - Fixed rate	Nov 2024 to Aug 2052	(l)	N/A		3.81%	1,302,670		1,078,072		1,077,979		—	93
Property Mortgages - Variable rate	Nov 2021 to Jul 2030		N/A		LIBOR + 2.53%	951,634		945,400		926,262		—	19,138
Term Loan and Revolver	(m)		N/A		(m)	N/A	(m)	517,000		397,000		120,000	—
FHLB	Feb 2021		N/A		1.99%	690,341		2,000,000		481,500		—	1,518,500
Collateralized Loan Obligation	Jul 2038		N/A		LIBOR + 1.34%	1,099,405		936,375		936,375		—	—
Total Other Secured Financing						5,459,714		8,187,634		4,967,672		120,000	3,099,962
						$13,236,652		$19,402,975		$9,858,371		$640,868	$8,903,736
Unamortized net discount										(10,189)
Unamortized deferred financing costs										(82,555)
										$9,765,627
(a)	Subject to certain conditions as defined in the respective facility agreement.

(b)	Approved but undrawn capacity represents the total draw amount that has been approved by the lenders related to those assets that have been pledged as collateral, less the drawn amount.

(c)	Unallocated financing amount represents the maximum facility size less the total draw capacity that has been approved by the lenders.

(d)	For certain facilities, borrowings collateralized by loans existing at maturity may remain outstanding until such loan collateral matures, subject to certain specified conditions.

(e)	Certain facilities with an outstanding balance of $965.9 million as of June 30, 2020 are indexed to GBP LIBOR and EURIBOR. The remainder have a weighted average rate of LIBOR + 1.86%.

(f)	The aggregate initial maximum facility size of $8.9 billion may be increased at our option, subject to certain conditions. This amount includes such upsizes.

(g)	Certain facilities with an outstanding balance of $310.6 million as of June 30, 2020 carry a rolling 11-month or 12-month term which may reset monthly or quarterly with the lender's consent. These facilities carry no maximum facility size.

(h)	A facility with an outstanding balance of $175.9 million as of June 30, 2020 has a fixed annual interest rate of 3.50%. All other facilities are variable rate with a weighted average rate of LIBOR + 1.78%.

(i)	Includes: (i) $175.9 million outstanding on a repurchase facility that is not subject to margin calls; and (ii) $41.3 million outstanding on one of our repurchase facilities that represents the 49% pro rata share owed by a non-controlling partner in a consolidated joint venture (see Note 14 to the Condensed Consolidated Financial Statements).

(j)	The initial maximum facility size of $300.0 million may be increased to $650.0 million, subject to certain conditions.

(k)	Consists of an annual interest rate of the applicable currency benchmark index + 1.75%. The spread will increase 25 bps in September 2020.

(l)	The weighted average maturity is 7.6 years as of June 30, 2020.

(m)	Consists of: (i) a $397.0 million term loan facility that matures in July 2026 with an annual interest rate of LIBOR + 2.50%; and (ii) a $120.0 million revolving credit facility that matures in July 2024 with an annual interest rate of LIBOR + 3.00%. These facilities are secured by the equity interests in certain of our subsidiaries which totaled $3.8 billion as of June 30, 2020.

As of June 30, 2020, Wells Fargo Bank, N.A. is our largest repurchase facility creditor through a Commercial Loans repurchase facility and a CMBS/RMBS repurchase facility with aggregate outstanding balances of $723.5 million and pledged asset carrying values of $1.2 billion. These facilities have a weighted average extended maturity of 8.6 years.

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

Variance between Average and Quarter-End Credit Facility Borrowings Outstanding

The following table compares the average amount outstanding under our secured financing agreements during each quarter and the amount outstanding as of the end of each quarter, together with an explanation of significant variances (amounts in thousands):

		Weighted-Average		Explanations
	Quarter-End	Balance During		for Significant
Quarter Ended	Balance	Quarter	Variance	Variances
December 31, 2019	9,936,500	9,535,839	400,661	(a)
March 31, 2020	10,714,680	10,194,276	520,404	(b)
June 30, 2020	9,858,371	10,218,089	(359,718)	(c)
(a)	Variance primarily due to the following: (i) the late quarter timing of commercial loan fundings, which resulted in the Company drawing on its corresponding credit facilities which financed these assets and (ii) borrowings on a new Infrastructure Financing Facility.

(b)	Variance primarily due to the following: (i) drawing on all available credit facilities at quarter end and (ii) borrowings on two new lending facilities.

(c)	Variance primarily due to the late quarter timing of a residential loan securitization, which resulted in a $387.4 million paydown of the FHLB facility, partially offset by the late quarter timing of the refinancing of our Woodstar I Portfolio, which resulted in net additional borrowings of $100.1 million.

Borrowings under Unsecured Senior Notes

During both the three months ended June 30, 2020 and 2019, the weighted average effective borrowing rate on our unsecured senior notes was 4.9%. During both the six months ended June 30, 2020 and 2019, the weighted average effective borrowing rate on our unsecured senior notes was 5.0%. The effective borrowing rate includes the effects of underwriter purchase discount and the adjustment for the conversion option on the Convertible Notes, the initial value of which reduced the balance of the notes.

Refer to Note 10 of our Condensed Consolidated Financial Statements for further disclosure regarding the terms of our unsecured senior notes.

Scheduled Principal Repayments on Investments and Overhang on Financing Facilities

The following scheduled and/or projected principal repayments on our investments were based on amounts outstanding and extended contractual maturities of those investments as of June 30, 2020. The projected and/or required repayments of financing were based on the earlier of (i) the extended contractual maturity of each credit facility or (ii) the extended contractual maturity of each of the investments that have been pledged as collateral under the respective credit facility (amounts in thousands):

	Scheduled Principal	Scheduled/Projected	Projected/Required		Scheduled Principal
	Repayments on Loans	Principal Repayments	Repayments of		Inflows Net of
	and HTM Securities	on RMBS and CMBS	Financing		Financing Outflows
Third Quarter 2020	439,103	22,746	(171,651)		290,198
Fourth Quarter 2020	163,676	113,085	(235,288)	(1)	41,473
First Quarter 2021	191,084	8,230	(1,267,529)	(2)	(1,068,215)
Second Quarter 2021	424,304	9,707	(21,514)		412,497
Total	$1,218,167	$153,768	$(1,695,982)		$(324,047)
(1)	$139.5 million represents borrowings with the FHLB associated with our residential loans, most of which are intended for securitization. The FHLB facility matures in February 2021. We intend to transition any loans not already securitized to alternate facilities beginning later this year.

(2)	$500.0 million represents the maturity of our 2021 Senior Notes. $342.0 million represents borrowings with the FHLB associated with our residential loans (see Note 1 above). $157.9 million represents borrowings on our infrastructure repurchase facility which matures in February 2021. Subsequent to June 30, 2020, this facility was extended to February 2022.

In the normal course of business, the Company is in discussions with its lenders to extend or amend any financing facilities which contain near term expirations.

Issuances of Equity Securities

We may raise funds through capital market transactions by issuing capital stock. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have authorized 100,000,000 shares of preferred stock and 500,000,000 shares of common stock. At June 30, 2020, we had 100,000,000 shares of preferred stock available for issuance and 215,532,478 shares of common stock available for issuance.

Other Potential Sources of Financing

In the future, we may also use other sources of financing to fund the acquisition of our target assets, including other secured as well as unsecured forms of borrowing and sale of senior loan interests and other assets.

Repurchases of Equity Securities and Convertible Senior Notes

In February 2020, our board of directors authorized the repurchase of up to $400.0 million of our outstanding common shares and convertible senior notes over a period of one year. Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The timing, manner, price and amount of any repurchases are discretionary and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. During the six months ended June 30, 2020, we repurchased $28.8 million of common stock and no convertible senior notes under the repurchase program. As of June 30, 2020, we have $371.2 million of remaining capacity to repurchase common stock and/or convertible senior notes under the repurchase program.

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

The Company’s board of directors declared the following dividends during the six months ended June 30, 2020:

Declare Date	Record Date	Payment Date	Amount	Frequency
6/16/20	6/30/20	7/15/20	$0.48	Quarterly
2/25/20	3/31/20	4/15/20	$0.48	Quarterly

Leverage Policies

Our strategies with regards to use of leverage have not changed significantly since December 31, 2019. Refer to our Form 10-K for a description of our strategies regarding use of leverage.

Contractual Obligations and Commitments

Contractual obligations as of June 30, 2020 are as follows (amounts in thousands):

		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Secured financings (a)	$8,921,996	$1,039,604	$825,752	$4,188,245	$2,868,395
Collateralized loan obligations	936,375	—	—	—	936,375
Unsecured senior notes	1,950,000	500,000	950,000	500,000	—
Loan and preferred equity interest funding commitments (b)	1,877,333	1,244,077	594,783	38,473	—
Infrastructure Lending Segment commitments (c)	272,742	224,555	48,187	—	—
Future lease commitments	33,192	6,945	6,107	3,491	16,649
Total	$13,991,638	$3,015,181	$2,424,829	$4,730,209	$3,821,419
(a)	Represents the contractual maturity of the respective credit facility, inclusive of available extension options. If investments that have been pledged as collateral repay earlier than the contractual maturity of the debt, the related portion of the debt would likewise require earlier repayment. Refer to Note 9 to the Condensed Consolidated Financial Statements for the expected maturities by year.

(b)	Excludes $149.4 million of loan funding commitments in which management projects the Company will not be obligated to fund in the future due to repayments made by the borrower earlier than, or in excess of, expectations.

(c)	Represents contractual commitments of $139.8 million under revolvers and letters of credit and $132.9 million under delayed draw term loans.

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

Significant judgment is required when estimating future credit losses; therefore, actual results over time could be materially different. As of June 30, 2020, we held $10.7 billion of loans and HTM securities measured at amortized cost with expected future funding commitments of $2.0 billion. We recognized a provision for credit losses with respect to those loans and securities and expected future funding commitments of $10.2 million and $58.9 million during the three and six months ended June 30, 2020, respectively, and the related credit loss allowance was $127.5 million as of June 30, 2020.

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

Significant judgment is required when estimating expected cash flows used in determining the credit loss allowance for AFS debt securities; therefore, actual results over time could be materially different. As of June 30, 2020, we held $174.3 million of AFS debt securities. We did not recognize any provision for credit losses with respect to our AFS debt securities during the three and six months ended June 30, 2020 and there was no related credit loss allowance as of June 30, 2020.

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

We seek to further manage credit risk associated with our Investing and Servicing Segment loans held-for-sale through the purchase of credit index instruments. The following table presents our credit index instruments as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	Face Value of	Aggregate Notional Value of	Number of
	Loans Held-for-Sale	Credit Index Instruments	Credit Index Instruments
June 30, 2020	$191,229	$69,000	4
December 31, 2019	$160,635	$89,000	5

The COVID-19 pandemic has significantly impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in construction and development and infrastructure projects currently planned or underway. These negative conditions have continued, and may continue into the future and impair our borrowers’ ability to pay principal and interest due to us under our loan agreements and our tenants’ ability to pay rent under various lease arrangements.

As discussed above, our asset management team reviews our investment portfolios and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary. We have utilized these relationships to address the potential impacts of the COVID-19 pandemic to the assets which secure our loans, particularly hospitality assets. Some of our borrowers have indicated that due to the impact of the COVID-19 pandemic, they will be unable to timely execute their business plans, have had to temporarily close their businesses, or have experienced other negative business consequences which have led to cash flow pressures at the underlying properties. In some cases, these borrowers have requested temporary interest deferral or forbearance, or other modifications of their loans.

Discussions we have had with our borrowers and tenants have addressed potential near-term defensive loan or lease modifications, which could include repurposing of reserves, temporary deferrals of interest, or performance test or covenant waivers on loans collateralized by assets directly impacted by the COVID-19 pandemic.

As discussed above, we have granted loan modifications to certain of our borrowers. Although we continue to believe that the principal amounts of our assets are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations such as repurchase agreements, bank credit facilities, term loans, revolving facilities and securitizations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we mitigate such interest rate risk through the utilization of interest rate derivatives of the same duration. The following table presents financial instruments where we have utilized interest rate derivatives to hedge interest rate risk and the related interest rate derivatives as of June 30, 2020 and December 31, 2019 (dollars in thousands):

		Aggregate Notional
	Face Value of	Value of Interest	Number of Interest
	Hedged Instruments	Rate Derivatives	Rate Derivatives
Instrument hedged as of June 30, 2020
Loans held-for-investment, residential	$260,542	$87,800	3
Loans held-for-sale	621,195	672,900	33
RMBS, available-for-sale	266,539	421,000	4
CMBS, fair value option	152,217	71,000	2
HTM debt securities	17,573	17,573	1
Secured financing agreements	920,891	1,640,311	25
Unsecured senior notes	1,000,000	970,000	2
	$3,238,958	$3,880,584	70
Instrument hedged as of December 31, 2019
Loans held-for-investment, residential	$654,925	$169,200	8
Loans held-for-sale	747,779	344,900	24
RMBS, available-for-sale	278,853	85,000	2
HTM debt securities	18,784	18,784	1
Secured financing agreements	693,496	1,423,881	14
Unsecured senior notes	1,000,000	970,000	2
	$3,393,837	$3,011,765	51

The following table summarizes the estimated annual change in net investment income for our variable rate investments and our variable rate debt assuming increases or decreases in LIBOR or other applicable index rates and adjusted for the effects of our interest rate hedging activities (amounts in thousands, except per share data):

	Variable rate
	investments and	1.0%	0.5%	0.5%	1.0%
Income (Expense) Subject to Interest Rate Sensitivity	indebtedness (1)	Increase	Increase	Decrease	Decrease
Investment income from variable rate investments	$10,151,307	$37,508	$15,215	$(6,023)	$(8,225)
Interest expense from variable rate debt, net of interest rate derivatives	(6,196,744)	(68,632)	(34,013)	10,980	11,451
Net investment income from variable rate instruments	$3,954,563	$(31,124)	$(18,798)	$4,957	$3,226
Impact per diluted shares outstanding		$(0.11)	$(0.07)	$0.02	$0.01
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

The following table represents our current currency hedge exposure as it relates to our investments denominated in foreign currencies, along with the aggregate notional amount of the hedges in place (amounts in thousands except for number of contracts) using the June 30, 2020 GBP closing rate of 1.2399, EUR closing rate of 1.1235 and AUD closing rate of 0.6902.

Carrying Value of Net Investment	Local Currency	Number of Foreign Exchange Contracts	Aggregate Notional Value of Hedges Applied	Expiration Range of Contracts
$48,803	AUD	9	$55,167	November 2021
17,564	GBP	10	27,960	July 2020 – December 2023
19,088	EUR	132	18,231	August 2020 – July 2021
28,521	GBP	1	35,257	July 2023
72,432	GBP	23	78,762	July 2020 – January 2022
48,568	EUR	27	52,437	August 2020 – July 2022
25,916	EUR	45	30,317	August 2020 – August 2022
89,547	GBP	8	98,871	July 2020 – January 2022
65,914	GBP	15	57,651	April 2021
5,531	EUR	8	6,892	November 2020 – July 2022
11,179	GBP	8	13,899	November 2020 – July 2022
1,917	AUD	1	3,908	August 2021
23,641	EUR	26	30,706	August 2020 – June 2023
38,312	EUR	12	59,539	August 2020 – November 2022
39,122	EUR	22	48,987	September 2020 – November 2025
55,131	GBP	24	66,056	August 2020 – November 2021
8,605	EUR	6	11,207	June 2022
9,791	GBP	8	12,622	September 2020 – April 2022
$609,582		385	$708,469

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

Changes in Internal Control Over Financial Reporting. No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

Currently, no material legal proceedings are pending or, to our knowledge, threatened or contemplated against us, that could have a material adverse effect on our business, financial position or results of operations.

Item 1A.    Risk Factors.

Except as set forth in our Quarterly Report on Form 10-Q for the period ended March 31, 2020, as updated below, there have been no material changes to the risk factors previously disclosed in our Form 10-K.

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

Our operations and financial performance have been negatively impacted by the COVID-19 pandemic that has caused, and is expected to continue to cause, the global slowdown of economic activity and significant volatility and disruption of financial markets. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our business, financial condition, results of operations, liquidity, the market price of our common stock and our ability to make distributions to our stockholders, remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our business, financial condition, results of operations, liquidity, the market price of our common stock and our ability to make distributions to our stockholders depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including quarantine and “stay-at-home” orders, restrictions on travel and transport, school closures, limits on the operations of non-essential businesses and other workforce pressures); the impact of the pandemic, and actions taken in response thereto, on global and regional economies and economic activity, including concerns regarding additional surges of the pandemic or the expansion of the economic impact thereof as a result of certain jurisdictions “re-opening” or otherwise lifting certain restrictions prematurely; the availability of U.S. federal, state, local or non-U.S. funding programs aimed at supporting the economy during the COVID 19-pandemic, including uncertainties regarding the potential implementation of new or extended programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides.

The COVID-19 pandemic and “stay-at-home” and other measures implemented to prevent its spread and any extended period of economic slowdown or recession could have a material adverse effect on our business, financial condition, results of operations, liquidity, the market price of our common stock and our ability to make distributions to our stockholders, among other matters. We expect that these adverse effects are likely to continue as long as the outbreak persists and potentially even longer. Although it is difficult to predict the magnitude of the business and economic implications, the COVID-19 outbreak could affect us in various ways, including, among other factors:

●	the decline in the value of commercial and residential real estate, which negatively impacts the value of our investments, potentially materially.
●	the negative impact on the financial stability of borrowers underlying our real estate-related assets and infrastructure loans, which is expected to increase significantly the number of borrowers who become delinquent or default on their loans, or who seek to defer payment on, or refinance, their loans. Assets relating to certain property types are more likely to experience particular stress as a result of the impact of COVID-19, including in particular assets secured by hotel, multifamily and retail properties. The borrowers underlying these assets, and the tenants at such properties, are facing operational and financial hardships resulting from the spread of COVID-19 and related governmental measures. For example, certain of the hotel and retail properties securing our assets were or continue to be required to temporarily close or limit their operations significantly as a result of COVID-19 and related governmental measures, which has had a material adverse effect on the businesses of the applicable borrowers. If the disruptions caused by the COVID-19 pandemic continue and the restrictions put in place are not lifted, the businesses of such borrowers, and the tenants at such properties, could continue to suffer materially or such borrowers and tenants could become insolvent.

We have been engaged in discussions with our borrowers, some of whom have indicated that, due to the impact of the  COVID-19 pandemic, they have been unable to timely execute their business plans, have had to temporarily close their businesses or have experienced other negative business consequences and have requested or indicated that they will be requesting interest or principal deferral or other modifications of their loans. We therefore anticipate more frequent modifications of our loans and potentially instances of default or foreclosure on assets underlying our loans.

To the extent that borrowers that have been negatively impacted by the COVID-19 pandemic do not timely remit payments of principal and interest relating to their respective real estate-related assets, the value of such assets will likely be impaired, potentially materially. Failure to receive interest when due may adversely affect our liquidity and therefore our ability to fund our operations or address maturing liabilities on a timely basis.

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

The adverse impact of the COVID-19 pandemic could adversely affect our liquidity position and could limit our ability to grow our business and fully execute our business strategy. We expect to preserve and build our liquidity to best position the Company to weather near-term market uncertainty, satisfy our loan future funding and financing obligations and to potentially make opportunistic new investments, which will cause us to take some or all of the following actions: raise capital from offerings of securities, borrow additional capital, sell assets, pay our management and incentive fees in shares of our common stock (as was done for the quarter ended March 31, 2020) and/or change our dividend practice, including by reducing the amount of, or temporarily suspending, our future dividends or paying our future dividends in kind for some period of time.

●	uncertainties created by the COVID-19 pandemic may make it difficult to estimate provisions for loan losses.
●	a general decline in business activity and demand for mortgage financing, servicing and other real estate and real estate-related transactions, which could adversely affect our ability to source attractive investments or to redeploy the proceeds from repayments of our existing investments.
●	temporary, prolonged or permanent changes involving our investment activities; to the extent we elect or are required to limit or be more selective in making investments, we may strain our relationships or reputation with borrowers, business partners and counterparties, breach actual or perceived obligations to them, or be subject to litigation and claims from such borrowers, business partners and counterparties.
●	prolonged closures of, or other operational issues at, properties that secure our investments, or properties that we own.
●	the long-term impact on the market for office properties in the event a significant number of businesses determine to continue to utilize large-scale work-from-home policies as the COVID-19 pandemic continues and thereafter.
●	government-mandated moratoriums on the construction, development or redevelopment of properties underlying our construction or rehabilitation loans, or with respect to infrastructure projects, may prevent the completion, on a timely basis or at all, of such projects. The repayment of construction or rehabilitation loans often depends on the borrower’s ability to secure permanent “take-out” financing, which requires the successful completion of construction and stabilization of the project, or operation of the property with an income stream sufficient to meet operating expenses. Similarly, because the loan structure for project finance relies primarily on the underlying project’s cash flows for repayment, the ability of the project company to repay a project finance loan is dependent upon the successful development, construction and/or operation of such project rather than upon the existence of independent income or assets of the project company. Accordingly, if a project cannot be completed on a timely basis or at all as a result of the COVID-19 pandemic and related governmental measures, the ability to repay the applicable loan will likely be impaired. In addition, certain of such projects may rely on tax credits which may be available only if construction is completed by certain deadlines, which may not be met because of such moratoriums.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of securities during the three months ended June 30, 2020.

Issuer Purchases of Equity Securities

There were no purchases of common stock during the three months ended June 30, 2020.

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

STARWOOD PROPERTY TRUST, INC.

Date: August 5, 2020	By:	/s/ BARRY S. STERNLICHT
Barry S. Sternlicht Chief Executive Officer Principal Executive Officer

Date: August 5, 2020	By:	/s/ RINA PANIRY
Rina Paniry Chief Financial Officer, Treasurer, Chief Accounting Officer and Principal Financial Officer